Form 10-Q
period 1993-11-27
BEST BUY CO INC
filed 1994-01-06
CIK 764478

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                    FORM 10-Q

(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
- ---  ACT OF 1934
     For the quarterly period ended November 27, 1993

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _____________________to ___________________


Commission File Number:  1-9595


                               BEST BUY CO., INC.
               (Exact Name of Registrant as Specified in Charter)


       Minnesota                                        41-0907483
(State of Incorporation)                  (IRS Employer Identification Number)

       4400 West 78th Street                               55435
       Bloomington, Minnesota                            (Zip Code)
(Address of principal executive offices)


Registrant's telephone number, including area code:  612/896-2300


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                               YES  X      NO
                                   ---        ---


At November 27, 1993, there were 20,854,005 shares of common stock, $.10 par value, outstanding.

                               BEST BUY CO., INC.

                FORM 10-Q FOR THE QUARTER ENDED NOVEMBER 27, 1993


                                      INDEX

                                                                      Page
                                                                      ----
Part I.   Financial Information

     Item 1.   Financial Statements:

               a.   Balance sheets as of November 27, 1993,
                     February 27, 1993, and November 28, 1992          3-4

               b.   Statements of operations for the three and
                     nine months ended November 27, 1993,                5
                     and November 28, 1992

               c.   Statement of changes in shareholders' equity
                     for the nine months ended November 27, 1993         6

               d.   Statements of cash flows for the nine months
                     ended November 27, 1993, and November 28, 1992      7

               e.   Notes to financial statements                      8-9

     Item 2.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations                  10-13


Part II.  Other Information

     Item 6.   Exhibits and Reports on Form 8-K                         14


Signatures                                                              15

                         Part I - Financial Information

Item 1.   Financial Statements

                               BEST BUY CO., INC.

                                 BALANCE SHEETS

                                     ASSETS
                                   (unaudited)




                                                     November 27,         February 27,        November 28,
                                                       1993                 1993                1992
                                                  ----------------       -------------       -------------
CURRENT ASSETS:
     Cash and cash equivalents                     $   74,977,000        $  7,138,000        $ 13,852,000
     Receivables                                       86,196,000          37,968,000          73,978,000
     Merchandise inventories                          823,875,000         249,991,000         411,120,000
     Deferred income taxes                             10,368,000           9,497,000           7,928,000
     Prepaid expenses                                   3,044,000             332,000           4,780,000
                                                   --------------       -------------       -------------
          Total current assets                        998,460,000         304,926,000         511,658,000


PROPERTY AND EQUIPMENT, at cost:
     Land and buildings                                28,093,000          45,676,000          41,051,000
     Property under capital leases                     15,478,000          14,163,000           5,675,000
     Leasehold improvements                            49,637,000          33,222,000          23,814,000
     Furniture, fixtures, and equipment               115,356,000          76,806,000          86,881,000
                                                   --------------       -------------       -------------
                                                      208,564,000         169,867,000         157,421,000

     Less accumulated depreciation and                 56,017,000          43,425,000          39,100,000
       amortization                                --------------       -------------       -------------
          Property and equipment, net                 152,547,000         126,442,000         118,321,000


OTHER ASSETS:
     Deferred income taxes                              6,882,000           6,284,000           5,607,000
     Other assets                                      10,863,000           1,490,000           1,144,000
                                                   --------------       -------------       -------------
          Total other assets                           17,745,000           7,774,000           6,751,000
                                                   --------------       -------------       -------------

TOTAL ASSETS                                       $1,168,752,000        $439,142,000        $636,730,000
                                                   --------------       -------------       -------------
                                                   --------------       -------------       -------------


                       See notes to financial statements.

                               BEST BUY CO., INC.

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                                   (unaudited)



                                                                              November 27,     February 27,      November 28,
                                                                                 1993             1993              1992
                                                                            --------------    -------------     -------------
CURRENT LIABILITIES:
     Note payable, bank                                                                        $  3,700,000      $ 46,800,000
     Obligations under financing
          arrangements                                                      $   36,324,000        4,871,000        58,490,000
     Accounts payable                                                          521,027,000      118,338,000       245,001,000
     Accrued salaries and related expenses                                      17,304,000       12,350,000        11,705,000
     Other accrued liabilities                                                  34,062,000       18,221,000        23,268,000
     Deferred revenue and warranty
          obligations--short term                                               17,891,000       16,240,000        18,101,000
     Accrued income tax                                                          5,918,000        6,545,000         1,795,000
     Current portion of long term debt                                           7,302,000        5,740,000         4,330,000
                                                                            --------------     ------------      ------------
          Total current liabilities                                            639,828,000      186,005,000       409,490,000

DEFERRED REVENUE AND WARRANTY
     OBLIGATIONS-long term                                                      26,796,000       22,724,000        18,261,000

LONG TERM DEBT, less current portion                                           212,504,000       48,130,000        40,553,000

SHAREHOLDERS' EQUITY:
     Preferred stock, $1.00 par value;
          authorized 400,000 shares; none
          issued
     Common stock, $.10 par value;
          authorized 30,000,000 shares;
          issued and outstanding 20,854,000,
          17,242,000, and 16,997,000 shares,
          respectively                                                           2,085,000        1,149,000         1,133,000
     Additional paid-in capital                                                223,710,000      137,151,000       134,086,000
     Retained earnings                                                          63,829,000       43,983,000        33,207,000
                                                                            --------------     ------------      ------------
          Total shareholders' equity                                           289,624,000      182,283,000       168,426,000
                                                                            --------------     ------------      ------------



TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                  $1,168,752,000     $439,142,000      $636,730,000
                                                                            --------------     ------------      ------------
                                                                            --------------     ------------      ------------



                       See notes to financial statements.

                               BEST BUY CO., INC.

                            STATEMENTS OF OPERATIONS

                                   (unaudited)



                                                              Three Months Ended                     Nine Months Ended
                                                           ----------------------------         --------------------------------
                                                           November 27,     November 28,         November 27,      November 28,
                                                              1993             1992                  1993              1992
                                                          --------------    -----------          -------------     -------------
REVENUES                                                  $808,476,000     $474,442,000         $1,813,375,000    $1,006,353,000
COST OF GOODS SOLD                                         687,368,000      396,640,000          1,523,593,000       825,078,000
                                                          ------------     ------------         --------------    --------------
GROSS PROFIT                                               121,108,000       77,802,000            289,782,000       181,275,000
SELLING, GENERAL AND
     ADMINISTRATIVE
     EXPENSES                                              100,259,000       67,977,000            252,169,000       164,262,000
                                                          ------------     ------------         --------------    --------------
INCOME FROM OPERATIONS                                      20,849,000        9,825,000             37,613,000        17,013,000
INTEREST EXPENSE, NET                                        2,560,000        1,409,000              4,509,000         2,372,000
                                                          ------------     ------------         --------------    --------------
INCOME BEFORE INCOME
   TAXES                                                    18,289,000        8,416,000             33,104,000        14,641,000
INCOME TAXES                                                 7,128,000        3,196,000             12,833,000         5,562,000
                                                          ------------     ------------         --------------    --------------
EARNINGS BEFORE
     CUMULATIVE EFFECT OF
     ACCOUNTING CHANGE                                      11,161,000        5,220,000             20,271,000         9,079,000

CUMULATIVE EFFECT OF
     CHANGE IN ACCOUNTING
     FOR INCOME TAXES                                                                                 (425,000)
                                                          ------------     ------------         --------------    --------------
NET EARNINGS                                              $ 11,161,000     $  5,220,000          $  19,846,000      $  9,079,000
                                                          ------------     ------------         --------------    --------------
                                                          ------------     ------------         --------------    --------------
EARNINGS PER COMMON
     SHARE BEFORE
     ACCOUNTING CHANGE                                    $        .52     $        .30          $        1.00      $        .53

CUMULATIVE EFFECT OF
     CHANGE IN ACCOUNTING
     FOR INCOME TAXES                                                                                     (.02)
                                                          ------------     ------------         --------------    --------------
NET EARNINGS PER
     SHARE                                                $        .52     $        .30          $         .98      $        .53
                                                          ------------     ------------         --------------    --------------
                                                          ------------     ------------         --------------    --------------
WEIGHTED AVERAGE
     COMMON SHARES
     OUTSTANDING                                            21,558,000       17,368,000             20,353,000        17,253,000
                                                          ------------     ------------         --------------    --------------
                                                          ------------     ------------         --------------    --------------


                       See notes to financial statements.

                               BEST BUY CO., INC.

                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                   FOR THE NINE MONTHS ENDED NOVEMBER 27, 1993

                                   (unaudited)

                                                     Additional
                                       Common          paid in        Retained
                                        stock          capital        earnings
                                       ----------    ------------   -----------
BALANCE, February 27, 1993             $1,149,000    $137,151,000   $43,983,000

STOCK OPTIONS EXERCISED                     8,000       1,961,000

SALE OF COMMON STOCK                      234,000      85,294,000

ADJUSTMENT TO REFLECT 3-FOR-2
     STOCK SPLIT                          694,000        (696,000)

NET EARNINGS, nine months ended
     November 27, 1993                                               19,846,000
                                      -----------   -------------   -----------
BALANCE, November 27, 1993             $2,085,000    $223,710,000   $63,829,000
                                      -----------   -------------   -----------
                                      -----------   -------------   -----------



                       See notes to financial statements.

                               BEST BUY CO., INC.

                            STATEMENTS OF CASH FLOWS

                                   (unaudited)



                                                                                    Nine Months Ended
                                                                              --------------------------------
                                                                              November 27,        November 28,
                                                                                   1993                1992
                                                                              -------------       ------------
OPERATIONS:
     Net earnings                                                             $ 19,846,000        $  9,079,000
     Charges to earnings not affecting cash:
          Depreciation and amortization                                         15,055,000           9,982,000
          Loss on disposal of property and equipment                               909,000             169,000
          Cumulative effect of change in accounting                                425,000
                                                                               -----------        ------------
                                                                                36,235,000          19,230,000
     Changes in operating assets and liabilities:
          Receivables                                                          (48,228,000)        (57,997,000)
          Merchandise inventories                                             (573,884,000)       (275,282,000)
          Deferred income taxes and prepaid expenses                            (4,606,000)         (4,265,000)
          Accounts payable                                                     402,689,000         176,331,000
          Accrued salaries and related expenses                                  4,954,000           3,781,000
          Other current liabilities                                             10,275,000          11,977,000
          Deferred revenue and warranty obligations                              5,723,000           3,546,000
                                                                               -----------        ------------
              Total cash used in operations                                   (166,842,000)       (122,679,000)

INVESTMENT ACTIVITIES:
     Additions to property and equipment                                       (71,521,000)        (70,066,000)
     Sale of property and equipment                                             44,506,000              46,000
     Increase in other assets                                                   (9,373,000)           (834,000)
                                                                               -----------        ------------
          Total cash used in investment activities                             (36,388,000)        (70,854,000)

FINANCING ACTIVITIES:
     Common stock issued                                                        87,495,000           1,779,000
     Borrowings on revolving credit line                                        79,500,000         200,100,000
     Payments on revolving credit line                                         (83,200,000)       (153,300,000)
     Long term debt borrowings                                                 160,311,000          25,000,000
     Long term debt payments                                                    (4,490,000)        (33,299,000)
     Increase in obligations under financing
          arrangements                                                          31,453,000          54,316,000
                                                                               -----------        ------------
          Total cash provided by financing activities                          271,069,000          94,596,000
                                                                               -----------        ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            67,839,000         (98,937,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                 7,138,000         112,789,000

                                                                               -----------        ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $ 74,977,000        $ 13,852,000
                                                                               -----------        ------------
                                                                               -----------        ------------

Amounts in this statement are presented on a cash basis and therefore may differ from those shown in other sections of this quarterly report.

Supplemental cash flow information:
     Non-cash investing and financing activities:
          Leased asset additions                                              $  1,415,000        $    202,000
          Purchased land and building on contract for deed                       8,700,000
          Payables for property and equipment                                    4,939,000

     Cash paid during the period for:
          Interest, net of amount capitalized                                 $  2,477,000        $  3,698,000
          Income taxes                                                           2,562,000           3,201,000

                       See notes to financial statements.

                               BEST BUY CO., INC.

                          NOTES TO FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION:

     The balance sheets as of November 27, 1993, and November 28, 1992, the related statements of operations and cash flows for the three and nine months ended November 27, 1993, and November 28, 1992, and the statement of changes in shareholders' equity for the nine months ended November 27, 1993, are unaudited; in the opinion of management all adjustments necessary for a fair presentation of such financial statements have been included and were normal and recurring in nature. Interim results are not necessarily indicative of results for a full year. The financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's annual report to shareholders for the fiscal year ended February 27, 1993.

2.   CHANGE IN ACCOUNTING PRINCIPLE:

     Effective February 28, 1993, the Company changed its method of accounting for income taxes from the deferred method to the liability method required by FASB Statement No. 109, "Accounting for Income Taxes." As permitted under the new rules, prior years' financial statements have not been restated.

     The cumulative effect of adopting Statement 109 as of February 28, 1993, was to decrease net earnings in the first quarter by $425,000, or $.02 per share. Application of the new rules did not change earnings before cumulative effect of change in accounting principle for the first nine months.

3.   ISSUANCE OF SENIOR NOTES:

     In October, the Company completed the sale of $150 million principal amount of 8 5/8% Senior Subordinated Notes due 2000.

4.   PUBLIC STOCK OFFERING:

     In May, the Company completed the sale of 3,375,000 shares of its common stock at $25.67 per share. In June, the underwriters of this offering exercised their overallotment option and an additional 135,000 shares were issued. Proceeds from the offering were $85,528,000 after deducting the underwriting costs and offering expenses.

                               BEST BUY CO., INC.

5.   STOCK SPLIT:

     In July, the Company's Board of Directors declared a three-for-two stock split payable in the form of a stock dividend, effective September 1, 1993, to the shareholders of record on July 30, 1993. Except as otherwise indicated, all common share and per share amounts herein have been adjusted to give retroactive effect to the stock split, with the adjustment within shareholders' equity shown net of amounts paid for redemption of fractional shares.

6.   BANK REVOLVING LINE OF CREDIT:

     In September, the Company increased its bank line of credit to allow seasonal borrowings of up to $125 million.

                               BEST BUY CO., INC.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Three and nine months ended November 27, 1993 and November 28, 1992:

     Earnings for the third quarter increased 114% to $11.2 million, or 52 cents per share. This compares to earnings of $5.2 million, or 30 cents per share, for the comparable quarter last year. For the first nine months of fiscal 1994, earnings have increased 123% to $20.3 million, or $1.00 per share, before a cumulative effect adjustment relating to a change in accounting for income taxes. Earnings for the first nine months of last year were $9.1 million, or 53 cents per share. Per share amounts reflect a three-for-two stock split effective on September 1, 1993. The improved earnings reflect the operating leverage the Company has achieved through increased sales per store and an increased number of stores.

     Sales increased 70% in the third quarter to $808 million from $474 million last year, and increased 80% to $1.8 billion for the nine-month period. The Company operated 149 stores at November 27, 1993. Third quarter sales benefitted from the Company's entry into three new major metropolitan markets. The Company opened six stores at the end of the second quarter in Detroit and opened six stores each in Atlanta and Phoenix in the third quarter. A total of 38 new stores have been opened in the current year through November. Two additional stores opened in the metropolitan Chicago area in December, where Best Buy now operates 23 stores. Comparable store sales increased 21% in both the quarter and nine-month period, contributing $77 million and $187 million of the sales increase for the respective periods. The Company attributes its comparable store sales increases to its distinctive retailing strategy and continued sales growth in the personal computer product line. Average sales per store have risen to $20.2 million for the trailing twelve-month period. In addition, the Company's new private label credit card program, introduced near the beginning of the second quarter, made special financing offers more attractive and available to consumers.

     The gross profit margin was 15.0% for the third quarter and 16.0% for the nine-month period. These compare to 16.4% and 18.0% for the respective periods last year. The changes in margin reflect a reduced emphasis on the sale of higher margin extended service plans and the impact of increased competition and the promotional product pricing associated with the opening of stores in new markets. The increased volume of personal computers in the Company's sales mix also has contributed to the change in gross profit margin.

                               BEST BUY CO., INC.


RESULTS OF OPERATIONS, cont.

     Sales of extended service plans represented less than 1.0% of retail sales in both the quarter and year to date periods. This compares to 1.1% and 1.5%, respectively, for the same periods in fiscal 1993. Pretax profit from extended service plans, before allocation of any selling, general and administrative expenses, other than direct selling expenses, was $3.2 million and $9.4 million for the quarter and year to date periods, respectively, as compared to $3.0 million and $8.9 million in the third quarter and year to date periods of fiscal 1993.

     Selling, general and administrative expense as a percentage of sales was 12.4% for the quarter and 13.9% for the nine-month period. This is an improvement of 1.9% and 2.0% of sales, respectively, as compared to the same periods last year. Improvement in this expense percentage continues to exceed the change in gross profit margin. Higher sales per store have resulted in increased productivity at the stores and in the corporate support areas. Additionally, the growth in sales volume and number of stores have enabled the Company to enhance the efficiency of its advertising expenditures. The Company's operating income margins of 2.6% for the third quarter and 2.1% for the nine-month period represent improvements of .5% and .4% of revenues, respectively, compared to the same periods last year.

     The Company's effective tax rates of 39.0% and 38.8% for the quarter and year to date periods, respectively, are up slightly from the 38% rate in the same periods last year. This increase reflects the new tax legislation which increased the statutory federal tax rate.

     The Company's net earnings were reduced in the first quarter of fiscal 1994 by $425,000, or 2 cents per share, due to the one-time cumulative effect adjustment resulting from the adoption of the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", as of the beginning of the current fiscal year.

                               BEST BUY CO., INC.


FINANCIAL CONDITION

     Total assets were $1.2 billion at November 27, 1993, with $359 million in working capital, compared to working capital of $119 million at February 27, 1993, and $102 million at November 28, 1992. Inventories have increased since February 1993 as a result of the increased number of stores, the seasonal increase to support higher holiday sales levels, the expansion of the personal computer product line, the increased selling space at certain existing stores, and to support the increased sales trend being experienced by the Company. Inventory growth has been funded by increases in accounts payable, obligations under financing arrangements and the proceeds from the financing transactions discussed below. The increase in receivables from February 1993 is primarily the result of the volume of credit card sales during the Thanksgiving weekend. These receivables were collected in the first week of December. Receivables arising out of the Company's private label credit card program are sold to a third party financial institution without recourse.

     In April 1993, the Company completed the sale and leaseback of 17 stores. The net proceeds from this transaction were approximately $44 million. In May 1993, the Company completed a public offering of 3,375,000 shares of its common stock. The offering price was $25.67 per share and the net proceeds to the Company, including the proceeds from the issuance in June of an additional 135,000 shares pursuant to the underwriters' overallotment option, were $85.5 million. In October 1993, the Company received net proceeds of $146.6 million from the public offering of $150 million aggregate principal amount of its 8% Senior Subordinated Notes due 2000. In addition to funding inventory growth, the proceeds from these financing transactions have supported the Company's expansion during the current year.

     Through the first nine months of the fiscal year, the Company has invested approximately $72 million in capital expenditures related to new store expansion, and the relocation and remodeling of existing stores, including the conversion of the Company's remaining traditional superstores to its current store format. The Company expects total capital expenditures for the year to be approximately $110 million, with approximately $20 million of this total for the purchase of new store locations. Market conditions in certain locations have made it necessary for the Company to purchase or provide interim financing for development of some of its store locations. The Company's strategy is to lease, rather than own, its stores, and it will likely enter into sale/leasebacks of most of these owned stores in the future. In October 1993, the Company completed the purchase of an expanded corporate headquarters facility. This acquisition was financed by the seller on a contract for deed due in 1996.

                               BEST BUY CO., INC.


FINANCIAL CONDITION, cont.

     The Company has an agreement with a bank that provides for an unsecured revolving credit facility under which up to an aggregate principal amount of $125 million is available to provide working capital to the Company. The agreement provides that up to $40 million of the credit facility is available to the Company at all times and that an additional $85 million is available to fund seasonal working capital needs between August 1 and December 31 of each year. The Company's borrowing under this facility during the third quarter was minimal. The Company also has secured inventory financing credit lines available through arrangements with two credit corporations. The total amount available under these lines is approximately $120 million.

     Management feels that cash on hand, available credit facilities, and cash flow from operations will be adequate to meet the Company's cash requirements for the immediate future.

                               BEST BUY CO., INC.


                           Part II - Other Information

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K:

        a.  Exhibits:                                    Method of Filing
                                                         ----------------
            11.1  Computation of Earnings
                  per Common Share                        Filed herewith

        b.  Reports on Form 8-K:

            A report on Form 8-K was filed on September 15, 1993, containing the Company's press release announcing the results of operations for the quarter ended August 28, 1993. The Form 8-K was filed to update the preliminary prospectus being used by the Company in the public offering of its Senior Subordinated Notes.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         BEST BUY CO., INC.
                                         (Registrant)




Date:  January 3, 1994       By: /s/  ALLEN U. LENZMEIER
                                ---------------------------------------------
                                Allen U. Lenzmeier, Executive Vice President, and Chief Financial Officer
                                (Principal Financial Officer)




Date:  January 3, 1994       By: /s/  ROBERT C. FOX
                                ---------------------------------------------
                                 Robert C. Fox, Vice President-Controller
                                 and Treasurer (Principal Accounting Officer)