Form 10-K
period 1994-02-26
BEST BUY CO INC
filed 1994-05-20
CIK 764478

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                    FORM 10-K
(Mark One)
 X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
- - ---- ACT OF 1934 FOR THE FISCAL YEAR ENDED FEBRUARY 26, 1994
                                       OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - ---- EXCHANGE ACT OF 1934

Commission File Number:  1-9595

                               BEST BUY CO., INC.
               (Exact Name of Registrant as Specified in Charter)
                MINNESOTA                               41-0907483
        (State of Incorporation)                     (I.R.S. Employer
                                                  Identification Number)
         7075 FLYING CLOUD DRIVE
         EDEN PRAIRIE, MINNESOTA                           55344
(Address of principal executive offices)                (Zip Code)
Registrant's telephone number, including area code:  612-947-2000

Securities registered pursuant to Section 12(b) of the Act:

                                        Name of each exchange on
     Title of each class                   which registered
   COMMON STOCK, $.10 PAR VALUE         NEW YORK STOCK EXCHANGE
   8-5/8% SENIOR SUBORDINATED NOTES,
     DUE 2000                           NEW YORK STOCK EXCHANGE
   9% SUBORDINATED EXTENDIBLE NOTES,
     DUE 1997                           NEW YORK STOCK EXCHANGE

Securities registered pursuant to Section 12(g) of the Act:
                                      NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                      ---    ---

The aggregate market value of voting stock held by non-affiliates of the Registrant on May 11, 1994, was approximately $1,003,760,000. On that date, there were 41,830,551 shares of Common Stock issued and outstanding.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   X
            ---

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's Annual Report to Shareholders for the year ended February 26, 1994 ("Annual Report") are incorporated by reference into Part II.

Portions of the Registrant's Proxy Statement dated May 23, 1994 for the regular meeting of shareholders to be held June 22, 1994 ("Proxy Statement") are incorporated by reference into Part III.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Best Buy Co., Inc. (the "Company") is one of the nation's leading and fastest growing discount retailers, offering name brand consumer electronics, personal computers and other home office products, major appliances and entertainment software. The Company commenced business in 1966 as an audio component systems retailer and in the early 1980s, with the introduction of the video cassette recorder, expanded into video products. In 1983, the Company adopted its current name, changed its marketing strategy to use mass merchandising techniques for a wider variety of products, and began to operate its stores with a consumer electronics "superstore" format. Due to the maturing of the product cycle for video equipment, greater consumer sophistication, and growing acceptance of discount retail formats, the Company, in 1988, began to develop a retail concept that had greater appeal to evolving consumer preferences and would differentiate it from other consumer electronics superstores and mass merchandisers. In 1989, Best Buy introduced its "Concept II" strategy, an innovative, self service, discount style store format utilizing approximately 28,000 square feet, that the Company continues to refine. All of the Company's stores currently utilize this format, with the final 23 traditional superstores in Minnesota and Iowa converted to the Concept II format in fiscal 1994. During the past two years the Company has introduced larger versions of its Concept II store to offer an enhanced selection of entertainment software, an expanded display of personal computers and other home office products, and additional space for listening rooms and home theater displays. The majority of the new stores in fiscal 1994 were 36,000 square feet, with some 45,000 square foot stores also opened. Due to the increased sales productivity achieved with the 45,000 square foot version the Company expects to open primarily that size store in fiscal 1995, with stores of nearly 60,000 square feet planned in a few locations where population density can support it.

     In fiscal 1995, the Company intends to introduce its Concept III store, the next evolution of its store format. These stores will feature increased product selection and extended use of interactive technology to provide customer
assistance.   The majority of the new stores to be opened in fiscal 1995 will contain features of the Concept III design.

     The Company's expansion into the major metropolitan markets of Atlanta, Detroit and Phoenix during fiscal 1994 broadened the geographic area in which the Company operates. At February 26, 1994 the Company has 151 stores in 18 states. The Company anticipates opening approximately 50 stores in fiscal 1995, including entry into the markets of Charlotte, Cleveland, Orlando and Washington, D.C. in the eastern United States and Los Angeles and Las Vegas in the west. The expected store openings in fiscal 1995 also include additional stores in existing markets. The

Company expects to be operating approximately 200 retail locations by December 1994.


INDUSTRY OVERVIEW

     Consumer electronics retailing is a highly competitive industry and has recently experienced significant consolidation. Examples of this consolidation in 1993 include the closing of a significant number of Silo stores (97 of 232), the acquisition of the remaining Silo stores by Fretter, Inc., the closing of many of the McDuff/Video Concepts stores (110 of 416) and the liquidation of Highland Superstores. While overall industry sales have grown relatively slowly in recent years, the concentration of sales among the top retailers has increased significantly. The relatively slow sales growth is due to market saturation for many consumer electronics products and the absence of new products in the market. In addition, the Company believes that consumers have become more knowledgeable and value conscious, thereby putting pressure on profit margins.

     The increasing acceptance of personal computers in the workplace and at home has led to an expansion in the channels of distribution for personal computers and other home office products. As customers have sought increasingly competitive prices, more discount retailers, such as Best Buy, have entered the home office product market. The Company believes that it is well positioned to withstand increased competition in the retail market for personal computer products, traditionally low margin items, due to its early entry and experience in the market, its broad product lines and its relatively low cost structure which allows for profitable sales in a price competitive marketplace. In addition, the Company believes that the changing technology and consumer demand for access to the "Information Superhighway" will continue to generate increased demand for computers and related products.


BUSINESS STRATEGY

     The Company believes it has developed an innovative and efficient business strategy that offers consumers meaningful advantages in store environment, product value, selection and service. This strategy has helped Best Buy achieve a significant, and in some cases dominant, share of the markets it serves for most of the product categories it offers. As part of its overall `strategy, the
Company:

     - Offers a self service, discount style store format, featuring easy to locate display groupings, emphasizing customer choice and product information and providing assistance from product specialists, when needed, while eliminating the commissioned sales approach of the traditional consumer electronics superstore.

     - Seeks to provide consumers with the best product value available in the market area through active comparison shopping programs, daily price changes, lowest price guarantees and special promotions including 0% financing and reasonably priced extended warranties.

     - Offers a wide selection of leading brand names, including JVC, Pioneer, Panasonic, Magnavox, RCA, Sharp and Sony consumer electronics; Apple, AT&T, Compaq, Dell, Hewlett Packard, IBM, Packard Bell and Toshiba home office products; and Whirlpool and White-Westinghouse major appliances.

     - Locates stores in major shopping areas that are easily accessible from major highways and thoroughfares.

     - Provides convenient delivery, installation, warranty, repair and computer upgrade services.

     - Controls costs through its Concept II store format, the use of fully integrated point-of-sale and management information systems and the central control of all buying, merchandising and product distribution.

     Best Buy's store format is a key component of its business strategy. The Company believes that because customers are familiar with most consumer electronics products and are accustomed to discount shopping formats, they increasingly resist efforts to direct their choice of product and appreciate controlling the purchase decision. In addition, the Company believes that its competitors' use of directional, commissioned sales staffs and showrooms in traditional superstores are inefficient methods of completing a sale.

     The Company's stores are in large, open buildings with high ceilings. Most of Best Buy's existing stores range in size from 28,000 to 45,000 square feet. The majority of the stores which the Company plans to open in fiscal 1995 will have approximately 45,000 square feet with larger stores of nearly 60,000 square feet in selected locations. Stores of this size allow for a greater selection of music and video titles, an expanded computer and home office product presentation, and more space available for audio listening rooms and home theater displays.

     Best Buy's merchandise is displayed at eye level next to signs detailing the products' major features, with the boxed product available directly beneath the display model. Salaried product specialists and "Answer Centers" are located in each product area for customers who desire assistance. These centers are staffed by product specialists who are knowledgeable about the operations and features of the merchandise on display. Each Answer Center has computer terminals from which detailed product information can be printed and provided to the customer. In addition, the Company has expanded the availability of technical support staff for the custom configuration of personal computers and peripheral products as well as offering computer software training classes at selected stores. The stores' self service displays, Answer Centers and product specialists combine to leave customers in control of their purchase decisions. The use of multiple, efficient check-out lanes results in faster processing of the sales transaction.

     The style of merchandising utilized in Best Buy's stores differs from most other retailers selling comparable merchandise. The self service format allows the customer to carry merchandise directly to the check-out lanes, pay for it and leave the store. This system avoids the time consuming selection, purchase and pick up system used at traditional consumer electronics superstores and catalog showrooms. Many of the Company's competitors with the traditional superstore format use commissioned sales staffs and have only display models on the selling floor with stock stored in a back room. This traditional superstore design allows sales personnel to direct the customer to products chosen by the salesperson. In this situation, a salesperson typically will promote products yielding the greatest sales commissions. In addition, these traditional superstores generally stress the sale of extended service plans and have trained their sales staffs to maximize the sale of these plans. The Company offers extended service plans, generally at lower prices than its competitors, but does not emphasize their sale.

     The Company believes that its advertising strategy has greatly contributed to its overall success. In fiscal 1994, Best Buy spent approximately 3.5% of store sales on advertising, including the distribution of about 15.7 million newspaper inserts weekly. The Company has vertically integrated advertising and promotion capabilities and operates one of the largest in-house advertising agencies in the Midwest. This capability allows the Company to respond rapidly to competitors in a cost effective manner. In many of its markets, the Company is able to secure and deliver merchandise to its stores and to create, produce and run an advertisement all within a period of less than one week.

     Print advertising, which accounts for approximately 60% of total advertising expenditures, has historically consisted of 16 to 20-page, four-color weekly inserts emphasizing a variety of product categories and featuring extensive name brand selection and price range, supplemented with full page newspaper advertisements. In fiscal 1995, the Company expects to reduce the size of some of its weekly inserts and feature fewer selected products while generating enhanced consumer awareness of the services, features and promotions the Company offers. The Company also produces approximately 80 television and radio commercials each year, each with a specific marketing message. Television commercials and radio spots account for approximately 37% of total advertising expenditures. The Company is reimbursed by vendors for a substantial portion of advertising expenditures through cooperative advertising arrangements.

     Product service and repair are important aspects of Best Buy's marketing strategy, allowing it to differentiate itself from warehouse clubs and other discount stores which generally provide no such service. The Company offers to service and repair virtually all products it sells, except major appliances in certain markets, and has been designated by most of its suppliers as an authorized service center. The Company contracts with outside factory service organizations to service and repair major appliances. In addition, the Company delivers and installs major appliances and large electronic products and installs car stereos, cellular phones and security systems. Virtually all products sold by the Company carry manufacturers' warranties.


PRODUCTS

     Best Buy provides a broad selection of name brand models within each product line in order to provide customers with greater choice. The Company currently offers approximately 3,000 products, exclusive of entertainment software, in four major product categories: consumer electronics, home office equipment, major appliances and entertainment software. The Company is one of a few large consumer electronics retailers that sell a broad selection of entertainment software in all of their stores. It was also among the first consumer electronics retailers to carry an extensive assortment of personal computer products and related software. The Company also aggressively promotes and displays a large selection of lower priced, high volume items, such as blank audio and video tapes, portable audio equipment and photographic equipment.

     Consumer electronics, consisting of video and audio equipment, is Best Buy's leading product category. Video products include televisions, video cassette recorders and camcorders. Audio products include audio components, audio systems, portable audio equipment, keyboards, car stereos and mobile electronics. The Company sells consumer electronics with brand names such as Aiwa, Bose, Infinity, JBL, JVC, Magnavox, Panasonic, Pioneer, RCA, Sanyo/Fisher, Samsung, Sharp, Sony, Technics and Toshiba. In fiscal 1995, the Company intends to expand its product offerings in the consumer electronics category by adding more technologically advanced products, appealing to the more sophisticated consumer. Additionally, beginning in fiscal 1995, the Company will be one of three authorized distributors of the satellite dishes needed to receive broadcasts from the two providers of direct satellite broadcast television.

     Best Buy's home office category includes personal computers and related peripheral equipment, telephones, answering machines, fax machines, copiers and calculators. The home office products include name brands such as Acer, Apple, AT&T, Canon, Compaq, Dell, Epson, Hewlett Packard, IBM, NEC, Packard Bell, Panasonic, Sharp and Toshiba.

     The major appliance category includes microwave ovens, washing machines, dryers, air conditioners, dishwashers, refrigerators, freezers, ranges and vacuum cleaners. Products in this category include brand names such as Eureka, Hoover, Maytag, Sharp, Whirlpool and White-Westinghouse.

     Best Buy's entertainment software category includes compact discs, pre-recorded audio and video cassettes and computer software. The Company currently offers an extensive selection of approximately 23,000 titles in most stores and approximately 70,000 titles in selected stores in high population markets. The Company believes that it has substantially increased customer traffic by offering this wide assortment of entertainment software.

     The following table sets forth the approximate percentages of store sales from each of Best Buy's principal product lines.

                                                      Fiscal Years Ended
                                   ---------------------------------------------------------
                                   February 26, 1994   February 27, 1993   February 29, 1992
                                   -----------------   -----------------   -----------------
Consumer Electronics:
  Video. . . . . . . . . . . . .           22%                 26%                 28%
  Audio. . . . . . . . . . . . .           16                  20                  22
Home Office. . . . . . . . . . .           35                  27                  22
Entertainment Software . . . . .           12                   9                   7
Major Appliances . . . . . . . .            9                  11                  13
Extended Service Plans . . . . .            1                   1                   2
Other (1). . . . . . . . . . . .            5                   6                   6
                                          ---                 ---                 ---

  Total. . . . . . . . . . . . .          100%                100%                100%
                                          ---                 ---                 ---
                                          ---                 ---                 ---


(1) Primarily photographic equipment, blank audio and video tapes, video game hardware and software, furniture and accessories.


STORE LOCATIONS AND EXPANSION

     The Company's strategy has been to enter major metropolitan areas with the simultaneous opening of several stores and then to expand into contiguous non-metropolitan markets. At February 26, 1994, 57 of the Company's 151 stores are in non-metropolitan markets. The entry into a new market is preceded by a detailed market analysis which includes a review of competitors, demographics and economic data. Best Buy's store location strategy enables it to maximize the effectiveness of advertising expenditures and to create a high level of consumer awareness. In addition, the clustering of stores allows the Company to maintain more effective management control, enhance asset utilization, and utilize the Company's distribution facilities more efficiently.

     When entering a new metropolitan market, the Company establishes a district office, service center and major appliance warehouse. Each new store requires approximately $3.0 million of working capital for merchandise inventory (net of vendor financing), leasehold improvements, fixtures and equipment. Additional pre-opening costs are incurred in hiring and training new employees and in advertising. Pre-opening costs of approximately $180,000 per store are expensed in the year the store is opened.

     Best Buy is continuing its aggressive store expansion strategy. The Company believes it has the necessary distribution and management information systems as well as management experience and depth to support its expansion plans. During the last fiscal year, the Company opened 40 stores, a 36% increase in its store base. The Company intends to open approximately 50 additional stores during the current fiscal year, including stores in the major markets of Charlotte, Cleveland, Las Vegas, Los Angeles, Orlando and Washington, D.C.

     The following table summarizes the number and location of stores presently operated by the Company and which the Company plans to open during the current fiscal year. The location and number of stores opened in fiscal 1995 may differ from the following estimates.


                                   NUMBER OF STORES       NUMBER OF STORES    ESTIMATED NUMBER
                                  AT FISCAL YEAR END       PLANNED TO BE      OF STORES TO BE
                               ------------------------   OPENED IN FISCAL     OPEN AT END OF
                               1992      1993      1994         1995            FISCAL 1995
                               ----      ----      ----   ----------------    ----------------
Illinois . . . . . . . . . . .    7        20        30           2                   32
Texas. . . . . . . . . . . . .   15        26        28           3                   31
Minnesota. . . . . . . . . . .   14        14        15           1                   16
Michigan . . . . . . . . . . .   --        --        10           3                   13
Wisconsin. . . . . . . . . . .   11        11        11          --                   11
Missouri . . . . . . . . . . .   10        10        10          --                   10
Georgia. . . . . . . . . . . .   --        --         7           2                    9
Ohio . . . . . . . . . . . . .   --        --         2           7                    9
Arizona. . . . . . . . . . . .   --        --         6           1                    7
Indiana. . . . . . . . . . . .   --         7         7          --                    7
California . . . . . . . . . .   --        --        --           6                    6
Colorado . . . . . . . . . . .    5         6         6          --                    6
Iowa . . . . . . . . . . . . .    5         5         5          --                    5
Kansas . . . . . . . . . . . .    3         3         4          --                    4
Virginia . . . . . . . . . . .   --        --        --           4                    4
Arkansas . . . . . . . . . . .   --         1         2           1                    3
Florida. . . . . . . . . . . .   --        --        --           3                    3
Maryland . . . . . . . . . . .   --        --        --           3                    3
Nebraska . . . . . . . . . . .    2         3         3          --                    3
North Carolina . . . . . . . .   --        --        --           3                    3
Oklahoma   . . . . . . . . . .   --         3         3          --                    3
South Carolina . . . . . . . .   --        --        --           3                    3
Kentucky . . . . . . . . . . .   --        --        --           1                    1
Nevada . . . . . . . . . . . .   --        --        --           1                    1
New Mexico . . . . . . . . . .   --         1         1          --                    1
South Dakota . . . . . . . . .    1         1         1          --                    1
To Be Determined . . . . . . .   --        --        --           6                    6
                                ---       ---       ---         ---                  ---

     Total . . . . . . . . . .   73       111       151          50                  201
                                ---       ---       ---         ---                  ---
                                ---       ---       ---         ---                  ---

SUPPLIERS, PURCHASING AND DISTRIBUTION

     The Company's marketing strategy depends, in part, upon its ability to offer a wide selection of name brand products to its customers and is, therefore, dependent upon satisfactory supplier relationships. Currently, Best Buy's 25 largest suppliers account for approximately 70% of the merchandise purchased by the Company, with five suppliers, Hewlett-Packard, IBM, Packard Bell, RCA and Sony, accounting for approximately 29% of the Company's total purchases. The loss of any one of these major suppliers could have a material adverse effect on the Company's sales. While certain suppliers have at times limited or discontinued their supply of products to the Company, the Company's operations have not been materially adversely impacted by any limitation on or loss of supply.

     Best Buy has no written contracts with its suppliers but has not received any indication that any suppliers will discontinue selling merchandise to the Company. The Company has not experienced difficulty in maintaining satisfactory sources of supply, and management believes that adequate sources of supply will continue to exist for the types of merchandise sold in its stores. Because the Company purchases a substantial portion of its audio and video products from Japanese and other foreign manufacturers, world political and economic events and trends, such as export-import controls and the value of the U.S. dollar relative to the Japanese yen and other foreign currencies, may affect the Company's ability to acquire and sell merchandise at sufficient volumes and margins.

     Best Buy's centralized buying staff purchases substantially all of the Company's merchandise. The buying staff is responsible for overall inventory management, including promotion planning, pricing and replenishment of store inventory. Generally, with the exception of certain entertainment software, there are no agreements with suppliers for the return of unsold inventory. Merchandise remaining at the time of new product introduction is generally sold on a close-out basis. Historically, revenues from the sale of close-out merchandise have been insignificant. The Company utilizes an automatic replenishment system for restocking its stores. Replenishment of store inventories is based on inventory levels, historical and projected sales trends, promotions and seasonality. The Company utilizes an extensive merchandise planning and daily inventory monitoring system to manage inventory turns.

     The majority of the Company's merchandise, except for major appliances, is shipped directly from manufacturers to the Company's current distribution centers in Minnesota and Oklahoma. Major appliances are shipped to satellite warehouses in each of the Company's major markets. In order to respond to shortened lead time from production to retail sale for certain computer and entertainment software products, the Company has increased the volume of merchandise shipped directly to the stores from manufacturers and distributors. The Company is, however, still dependent upon the distribution centers for inventory storage and shipment of merchandise to stores. The Company primarily uses contract carriers to ship merchandise from its distribution centers to its stores. On average, stores are supplied with merchandise on a weekly basis, although shipments are accelerated during the year end holiday season. The Company believes that its distribution centers can most effectively service stores within a 600 to 700 mile radius. The Company's distribution facilities are being expanded considerably in fiscal 1995 to handle the increased sales volume and store growth. A 200,000 square foot expansion is being made to the Company's Oklahoma facility. A 700,000 square foot distribution center in Virginia, expected to open in August 1994, will serve many of the stores expected to be opened in fiscal 1995, as well as certain existing stores in the central and southeast regions. The Company also expects to utilize distribution facilities in California to service the new stores in California and Nevada, as well as certain existing stores. The Company also expects to lease a 240,000 square foot entertainment software distribution facility in Minneapolis. The Company plans to continue investing in developing new systems and purchasing material handling equipment to reduce labor costs, improve accuracy in filling orders and enhance space utilization.


MANAGEMENT INFORMATION SYSTEMS

     Best Buy has invested significant resources to develop proprietary software that provides daily information on sales, gross margins and inventory levels by store and by stockkeeping unit. These systems allow the Company to compare current performance against historical performance and the current year's budget. The systems have been designed to integrate all major aspects of the Company's business including sales, warehousing, distribution, purchasing, inventory control, merchandise planning and replenishment, as well as various financial systems. Best Buy uses point-of-sale bar code scanning from which sales information is polled at the end of each day. The Company is also implementing EDI (Electronic Data Interchange) with selected suppliers for the more efficient transmittal of purchase orders, shipping notices and invoices. The Company believes that the systems it has developed have the ability to continue to improve customer service, operational efficiency, and management's ability to monitor critical performance factors. The systems have been designed to support the growth and expansion of the Company for the foreseeable future. Best Buy is continuing to make investments in designing new systems and modifying existing systems, particularly in the distribution and inventory management areas.

STORE OPERATIONS

     Best Buy has developed a standardized and detailed system for operating its stores. The system includes procedures for inventory management, transaction processing, customer relations, store administration and merchandise display. The Company's store operations are organized into three regions. Each region is divided into districts and is under the supervision of a senior vice president who oversees the operation through several regional managers, each of whom has responsibility for a number of districts within the region. District managers monitor store operations closely and meet regularly with store managers to discuss merchandising and new product introductions, sales promotions, customer feedback and requests, store operating performance and other matters. Similar meetings are conducted at the corporate level with regional management. Each district also has a loss prevention manager and product security controllers are employed at each store to control inventory shrinkage. Advertising, pricing and inventory policies are controlled at corporate headquarters. The Company's training, consumer affairs, human resources and store merchandising functions are also centralized at corporate headquarters.

     The Company's stores are open seven days and six evenings a week. A store is typically staffed by one manager, two or three assistant managers, and an average staff of 80 persons, including product specialists and a support staff of cashiers and customer service and stock handling employees. Approximately 50% of a store's staff is employed on a part-time basis. Store managers are paid a salary and have the opportunity to earn bonuses if their stores exceed sales and gross margin quotas, meet certain budget criteria in controlling expenses, and achieve certain administrative goals.

     The Company has an extensive in-house education program to train new employees, keep employees informed of changes and modifications to its operating procedures and demonstrate new products. The training program includes classes for employees and the use of detailed store manuals and training video tapes produced in-house. Best Buy also provides its store personnel with in-store training in the demonstration and operation of the Company's merchandise, which is enhanced using tests that are administered through the Company's mainframe computer system. The Company also conducts an 11-week course of classroom instruction combined with on-the-job training for future management candidates. The Company's policy is to staff store management positions with personnel promoted from within each store and to staff new stores from its pool of trained managers.

CREDIT POLICY

     The Company has significantly expanded the use of special financing offers and considers them an important part of its marketing strategy. Approximately 40% of store revenues are paid for in cash, with the remaining 60% paid for by either major credit cards or the Best Buy private label credit card. The special financing offers are provided to customers who qualify for Best Buy's private label credit card. The private label credit card allows these customers to obtain financing on purchases of merchandise at Best Buy stores through arrangements between the Company and independent banks and consumer credit programs. Receivables from private label credit card sales are sold, without recourse to unaffiliated third party financial institutions. In May 1993, the Company began to discontinue its prior program which allowed customers to receive similar financing on their purchases but relied more on the use of non-recourse installment contracts rather than a private label credit card. One benefit of the private label credit card program is that the Company now receives payment from the consumer finance companies within two to three days rather than the two to three weeks experienced under the prior program. At February 26, 1994, there are over 700,000 card holders with available credit in excess of $1.5 billion.


COMPETITION

     Consumer electronics, major home appliance and home office product retailing is highly competitive. Management believes that its store format distinguishes the Company from most of its competitors by offering customers a friendlier and less pressured shopping experience. In addition, the Company competes by aggressively advertising and emphasizing product selection, low prices and service.

     Best Buy competes in most of its markets against Sears and Montgomery Ward and in an increasing number of markets against Circuit City, Fretters and Incredible Universe (owned by Tandy Corp.). It also competes against computer superstores such as Computer City (owned by Tandy Corp.) and CompUSA in the sale of home office products. Some of these competitors have significantly greater financial resources than the Company. The Company also competes against independent dealers, discount stores, wholesale clubs, office products superstores and mass merchandisers. The consumer electronics retailing industry continued to experience consolidation in 1993 as evidenced by the liquidation of Highland Superstores, sale and concurrent closing of Silo stores (formerly owned by Dixons Group plc) in many of the markets where the Company competes and the closing of 110 McDuff/Video Concepts (owned by Tandy Corp.) stores in states such as Texas, Colorado and Missouri. At February 26, 1994, approximately 45% of the Company's stores compete in markets with Circuit City. This percentage is expected to increase as the Company enters new markets in the eastern

United States and Los Angeles and Las Vegas in the west, and Circuit City enters the Minneapolis/St. Paul and Kansas City markets in fiscal 1995.


EMPLOYEES

     As of February 26, 1994, the Company employed approximately 15,200 persons, of whom 7,800 were part-time employees. The Company has never experienced a strike or work stoppage, and management believes that its employee relations are good. There are no collective bargaining agreements covering any of the Company's employees.


ITEM 2.  PROPERTIES

     The Company's stores, most of which are leased, include sales space, inventory storage, management offices and employee areas. All of the leases provide for a fixed minimum rent with scheduled escalation dates and amounts. Leases for 11 of the stores have a percentage rent provision equal to from .75% to 4% of gross sales at each location in excess of certain specified sales amounts. Currently, percentage rent is paid for only six stores. The terms of the leases generally range from 10 to 20 years and generally allow the Company to renew for up to three additional five-year terms. The terms, including renewal options, of about 80% of the leases extend past the year 2010.

     The Company leases a 425,000 square foot distribution facility in Bloomington, Minnesota. The Company also leases a second distribution center in Ardmore, Oklahoma, consisting of approximately 240,000 square feet. This facility is currently undergoing a 200,000 square foot expansion which is expected to be completed by June 1994. The Company has also begun construction of a third distribution facility in Staunton, Virginia. The permanent financing for this 700,000 foot facility is expected to come from a master lease program the Company is utilizing for development of property in fiscal 1995. This facility is expected to be operational by August 1994. The Company expects to lease additional warehouse space in the western United States to service the new stores in the west along with certain existing stores. In addition, the Company has leased a 240,000 square foot distribution facility for entertainment software in Minneapolis. The Company operates leased satellite warehouses for major appliances in most major markets. The Company's corporate offices are located in Eden Prairie, Minnesota in a 260,000 square foot facility which the Company occupied in January, 1994.

ITEM 3.  LEGAL PROCEEDINGS

     In November 1993 the Company settled litigation with Onkyo U.S.A. Corp., which had been filed in United States District Court for the District of Minnesota, without material impact to the Company's reported results of operations or financial condition.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     a) A special meeting of the Shareholders of the Company was held January 13, 1994. James C. Wetherbe was elected at the meeting as a Director of the Company to serve until the 1994 regular meeting of shareholders. Voted in favor of his election were 16,587,790 shares, while 35,732 shares were withheld from voting in his favor. The other matters voted on and the results of the voting were as follows:

               i) Shareholders voted to increase the number of authorized shares of the Company's Common Stock to 120 million shares by a vote of 12,883,977 shares in the affirmative; 3,704,684 shares in the negative; and 34,361 shares abstaining.

               ii) Shareholders voted to approve an amendment to the Company's 1987 Employee Non-Qualified Stock Option Plan, increasing the number of shares subject to the Plan to 3,625,000 (number of shares is prior to a two-for-one stock split in April 1994 which increased the number of shares to 7,250,000) by a vote of 16,084,738 shares in the affirmative; 308,986 shares in the negative; and 142,709 shares abstaining; and 86,589 broker non-votes.

     THE EXECUTIVE OFFICERS OF THE REGISTRANT ARE AS FOLLOWS:


                                                                                                YEARS
                                                                                                 WITH
                                                                                                 THE
NAME                     AGE                    POSITION WITH COMPANY                          COMPANY
- - ----                     ---                    ---------------------                          -------
Richard M. Schulze       53      Founder, Chairman, Chief Executive Officer and Director          27
Bradbury H. Anderson     45      President, Chief Operating Officer and Director                  20
Allen U. Lenzmeier       50      Executive Vice President and Chief Financial Officer              9
Wade R. Fenn             35      Senior Vice President - Sales                                    13
George S. Fouts          56      Senior Vice President - Sales                                     7
Kenneth R. Weller        45      Senior Vice President - Sales                                     *
Lee  H. Schoenfeld       41      Senior Vice President - Marketing                                15
Steven R. Anderson       47      Senior Vice President - MIS and Chief Information Officer         7
Robert C. Fox            43      Senior Vice President - Finance and Treasurer                     8
James P. Mixon           49      Senior Vice President - Distribution and Transportation           *
Randall K. Zanatta       36      Senior Vice President - Merchandising                            14

_____________________________
* Less than one year

     RICHARD M. SCHULZE is a founder of the Company. He has served as an officer and director of the Company from its inception in 1966 and currently serves as its Chairman and Chief Executive Officer.

     BRADBURY H. ANDERSON has been the Company's President and Chief Operating Officer since April 1991, having served as Executive Vice President - Marketing of the Company from February 1986. He has been employed in various other capacities with the Company since 1973, including retail salesperson, store manager and sales manager. Mr. Anderson has been a Director of the Company since 1986.

     ALLEN U. LENZMEIER was promoted to his present position in April 1991 after having served as Senior Vice President - Finance and Operations and Treasurer of the Company from 1986. Mr. Lenzmeier joined the Company in 1984 and has also served as Vice President - Finance and Operations and Treasurer.

     WADE R. FENN was promoted to his present position in April 1991, having served as Regional Vice President of the Company from 1987. Mr. Fenn joined the Company in 1980 as a salesperson and has also been employed by the Company as a store and district manager.

     GEORGE S. FOUTS was promoted to his present position in April 1991, having served as Regional Vice President of the Company from 1987. Mr. Fouts joined the Company in 1986 as a sales manager after being employed by RCA Corporation for nineteen years, most recently as Vice President of RCA Sales Corporation.

     KENNETH R. WELLER joined the Company in May 1993. Since 1986, he was Vice President of Sales of The Good Guys!, a San Francisco-based consumer electronics retailer where he had worked since 1982.

     LEE H. SCHOENFELD was promoted to his present position in July 1993. Mr. Schoenfeld joined the Company in 1978 as a salesperson and has served most recently as Vice President - Marketing.

     STEVEN R. ANDERSON was promoted to his present position in April 1994, after having served as Vice President-MIS since July 1990. Mr. Anderson joined the Company in 1986 as Director of Management Information Systems.

     ROBERT C. FOX was promoted to his present position in April 1994, after having served as Vice President-Accounting since 1987 and Treasurer since 1993. Mr. Fox joined the Company in 1985 as Controller.

     JAMES P. MIXON joined Best Buy in April 1994 as Senior Vice President-Transportation and Distribution. Prior to joining the Company, Mr. Mixon held various distribution management positions with several national retailers, most recently with Marshalls Stores, Inc.

     RANDALL K. ZANATTA has been with Best Buy for 14 years and was promoted to his present position in April 1994. Mr. Zanatta joined the Company as a salesperson and was promoted to store manager, joined the Company's Marketing Department, becoming a Vice President-Marketing in 1986.


                                     PART II


ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

          The following table sets forth for the periods indicated the high and low prices of the Company's common stock. The prices listed reflect the high and low last sale prices as quoted on the New York Stock Exchange.


                                                            High        Low
                                                            ----        ---
FISCAL 1994:
       1st     Quarter ended May 29, 1993. . . . . . . .  $16-5/32   $11-7/32
       2nd     Quarter ended August 28, 1993 . . . . . .    16-1/2   10-27/32
       3rd     Quarter ended November 27, 1993 . . . . .  31-7/16    16-3/32
       4th     Quarter ended February 26, 1994 . . . . .  27-11/16   18-13/16

FISCAL 1993:
       1st     Quarter ended May 30, 1992. . . . . . . .  $9-11/32    $5-7/32
       2nd     Quarter ended August 29, 1992 . . . . . .     6-3/8    4-23/32
       3rd     Quarter ended November 28, 1992 . . . . .  11-27/32      5-1/2
       4th     Quarter ended February 27, 1993 . . . . .  15-23/32   10-25/32

     As of May 11, 1994, there were approximately 1,139 shareholders of record.

     The Company has not historically paid cash dividends on its Common Stock and does not currently intend to pay any dividends on its Common Stock for the foreseeable future. In addition, the Company's bank line of credit and certain financing agreements restrict its ability to pay dividends. See Notes 3 and 4 to the Financial Statements incorporated herein by reference.


ITEM 6.   SELECTED FINANCIAL DATA

     The information set forth under the caption "Selected Financial and Operating Data" on page 19 of the Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 14 through 18 of the Annual Report is incorporated herein by reference.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements required by this Item are listed below, are contained in the Annual Report on the pages thereof indicated, and are expressly incorporated herein by this reference.

                                                                 Page No.
                                                                 -------
Independent auditors' report                                        23
Balance sheets as of February 26, 1994 and
 February 27, 1993                                                  20
For the fiscal years ended February 26, 1994,
 February 27, 1993, and February 29, 1992
      Statements of earnings                                        21
      Statements of cash flows                                      22
      Statements of shareholders' equity                            23
      Notes to financial statements                               24-27


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                            PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set forth under the captions "Security Ownership of Certain Beneficial Owners" and "Nominees and Directors" on pages 3 through 6 of the Proxy Statement is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information set forth under the caption "Executive Compensation" on pages 7 through 13 of the Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth under the caption "Security Ownership of Certain Beneficial Owners" on pages 3 through 5 of the Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth under the captions "Nominees and Directors" and "Certain Transactions" on pages 5 through 7 of the Proxy Statement is incorporated herein by reference.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

     1.   Financial Statements.

          All financial statements of the Registrant as set forth under Item 8 of this Report.

     2.   Financial Statement Schedules:

          Independent Auditors' Report
          Schedule  V    -    Property & Equipment
          Schedule  VI   -    Accumulated Depreciation & Amortization of
                              Property & Equipment
          Schedule  IX   -    Short-term Borrowings

          Schedules other than those listed above have been omitted since they are either not applicable, not required, or the information is included elsewhere herein.

3.   Exhibits:
                                                                       Method
                                                                         of
   Number        Description                                           filing
   ------        -----------                                           ------
   3.1     Amended and Restated Articles of                       Filed herewith
           Incorporation, as amended, of
           Best Buy Co., Inc.

   3.2     Amended and Restated By-Laws, as                             (1,2)
           amended, of Best Buy Co., Inc.

   4.1     Form of Indenture between Best Buy Co.,                      (3)
           Inc., and First Trust Company, Inc.,
           relating to $30,000,000 Subordinated
           Extendible Notes due 1997.

   4.2     Note Purchase Agreement with Principal                       (4)
           Mutual Life Insurance Company, dated as
           of July 30, 1992.

   4.3     Credit Agreement dated September 1, 1993                     (5)
           between Best Buy Co., Inc. and First
           Bank National Association.

   4.4     Indenture between Best Buy Co., Inc. and               Filed herewith
           Mercantile Bank of St. Louis N.A.
           relating to $150,000,000 Senior
           Subordinated Notes due 2000.

   4.5     Second Amendment to the Credit Agreement              Filed herewith
           between Best Buy Co. Inc. and First Bank
           National Association, dated April 25, 1994.

   4.6     First Amendment to the Credit Agreement                Filed Herewith
           between Best Buy Co. Inc. and First Bank
           National Association, dated September 17, 1993.

   10.1    Amended 1987 Employee Non-Qualified                    Filed herewith
           Stock Option Plan

   10.2    Amended 1987 Directors' Non-Qualified                        (4)
           Stock Option Plan

   10.3    1994 Full-Time Employee Non-Qualified                  Filed herewith
           Stock Plan

   10.4    Resolutions of the Board of Directors                  Filed herewith
           dated March 30, 1994 implementing the fiscal
           1995 bonus program for senior officers

   11.1    Computation of Earnings Per Common Share               Filed herewith

   13.1    1994 Annual Report to Shareholders                     Filed herewith

   24.1    Independent Auditors' Consent                          Filed herewith

   24.2    Independent Auditors' Report on Schedules              Filed herewith
_________________________

     (1) Exhibit so marked was filed with the Securities and Exchange Commission on November 12, 1991, as an exhibit to the Registration Statement on Form S-3 (Registration No. 33-43065) of Best Buy Co., Inc., and is incorporated herein by reference and made a part of hereof.

     (2) Exhibit so marked was filed with the Securities and Exchange Commission on January 13, 1992, as an exhibit to Form 10-Q of Best Buy Co., Inc., and is incorporated herein by reference and made a part hereof.

     (3) Exhibit so marked was filed with the Securities and Exchange Commission on June 19, 1987, as an exhibit to the registration statement on form S-1 (Registration No. 33-15201) of Best Buy Co., Inc., and are incorporated herein by reference and made a part hereof.

     (4) Exhibits so marked were filed with the Securities and Exchange Commission on October 12, 1992, as exhibits to Form 10-Q of Best Buy Co., Inc., and are incorporated herein by reference and made a part hereof.

     (5) Exhibit so marked was filed with the Securities and Exchange Commission on September 3, 1993, as an exhibit to Amendment No. 1 the Registration Statement on Form S-3 (Registration No. 33-67776) of Best Buy Co., Inc. and is incorporated herein by reference.

     Pursuant to Item 601(b)(4)(iii) of Regulation S-K under the Securities Act of 1933, the Registrant has not filed as exhibits to the Form 10-K certain instruments with respect to long-term debt under which the amount of securities authorized does not exceed 10 percent of the total assets of the Registrant. The Registrant hereby agrees to furnish copies of all such instruments to the Commission upon request.

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the fourth quarter ended February 26, 1994.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        BEST BUY CO., INC.
                                        (Registrant)


                                             By: /s/ RICHARD M. SCHULZE
                                                 ------------------------------
                                                 Richard M. Schulze
                                                 Chief Executive Officer
Dated:  May 20, 1994
        --------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on May 20, 1994.


/s/ RICHARD M. SCHULZE        Chairman, Chief Executive Officer
- - --------------------------      and Director (principal executive
     Richard M. Schulze         officer)


/s/ BRADBURY H. ANDERSON      President, Chief Operating Officer
- - --------------------------    and Director
     Bradbury H. Anderson


/s/ ALLEN U. LENZMEIER        Executive Vice President and Chief
- - --------------------------      Financial Officer (principal
     Allen U. Lenzmeier         financial officer)


/s/ ROBERT C. FOX             Sr. Vice President - Finance and
- - --------------------------      Treasurer (principal accounting
     Robert C. Fox              officer)


/s/ ELLIOT S. KAPLAN          Director
- - --------------------------
     Elliot S. Kaplan


/s/ FRANK D. TRESTMAN         Director
- - --------------------------
     Frank D. Trestman


                              Director
- - --------------------------
     Culver Davis, Jr.


                              Director
- - --------------------------
     David Stanley

/s/ JAMES C. WETHERBE         Director
- - --------------------------
     James C. Wetherbe