Form 10-Q
period 1994-05-28
BEST BUY CO INC
filed 1994-07-11
CIK 764478

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                    FORM 10-Q

(Mark One)
_X_   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
For the quarterly period ended May 28, 1994

                                       OR

___  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
For the transition period from __________________ to __________________


Commission File Number:  1-9595


                               BEST BUY CO., INC.
               (Exact Name of Registrant as Specified in Charter)


       Minnesota                                        41-0907483
(State of Incorporation)                  (IRS Employer Identification Number)

       7075 Flying Cloud Drive                             55344
       Eden Prairie, Minnesota                            (Zip Code)
(Address of principal executive offices)


Registrant's telephone number, including area code:  612/947-2000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                 YES  X      NO
                                     ___        ___


At May 28, 1994, there were 41,857,684 shares of common stock, $.10 par value, outstanding.

                               BEST BUY CO., INC.

                  FORM 10-Q FOR THE QUARTER ENDED MAY 28, 1994


                                      INDEX

                                                                            PAGE

Part I.   Financial Information

          Item 1.   Financial Statements:

                    a.   Balance sheets as of May 28, 1994,                 3-4
                           February 26, 1994, and May 29, 1993

                    b.   Statements of earnings for the three               5
                           months ended May 28, 1994, and May 29, 1993

                    c.   Statement of changes in shareholders' equity       6
                           for the three months ended May 28, 1994

                    d.   Statements of cash flows for the three months      7
                           ended May 28, 1994, and May 29, 1993

                    e.   Notes to financial statements                      8

          Item 2.   Management's Discussion and Analysis of Financial       9-11
                      Condition and Results of Operations


Part II.  Other Information

          Item 6.   Exhibits and Reports on Form 8-K                        12


Signatures                                                                  13

                         Part I - Financial Information

Item 1.   Financial Statements

                               BEST BUY CO., INC.

                                 BALANCE SHEETS

                                     ASSETS

                      ($ in 000, except per share amounts)

                                         May 28,      February 26,      May 29,
                                          1994            1994           1993
                                       (Unaudited)                    (Unaudited)
                                      -------------   ------------   ------------
CURRENT ASSETS:
   Cash and cash equivalents             $   10,226       $ 59,872       $ 95,451
   Receivables                               67,331         52,944         40,172
   Merchandise inventories                  704,518        637,950        328,453
   Deferred income taxes                     14,880         13,088          9,346
   Prepaid expenses                           1,222            756          1,406
                                      -------------   ------------   ------------
          Total current assets              798,177        764,610        474,828

PROPERTY AND EQUIPMENT, at cost:
   Land and buildings                        52,871         37,660          2,898
   Property under capital leases             17,908         17,870         14,101
   Leasehold improvements                    64,330         55,279         35,174
   Furniture, fixtures, and equipment       125,423        122,683         82,116
                                      -------------   ------------   ------------
                                            260,532        233,492        134,289

   Less accumulated depreciation and
     amortization                            68,907         60,768         45,869
                                      -------------   ------------   ------------
          Total property and equipment      191,625        172,724         88,420


OTHER ASSETS:
   Deferred income taxes                      6,163          7,078          6,230
   Other assets                               8,765          8,082          1,039
                                      -------------   ------------   ------------
          Total other assets                 14,928         15,160          7,269
                                      -------------   ------------   ------------
TOTAL ASSETS                             $1,004,730       $952,494       $570,517
                                      -------------   ------------   ------------
                                      -------------   ------------   ------------






                       See notes to financial statements.

                                    BEST BUY CO., INC.

                           LIABILITIES AND SHAREHOLDERS' EQUITY

                           ($ in 000, except per share amounts)


                                                 May 28,      February 26,      May 29,
                                                  1994            1994           1993
                                               (Unaudited)                    (Unaudited)
                                              -------------   ------------   ------------
CURRENT LIABILITIES:
   Note payable, bank                            $   32,500
   Obligations under financing arrangements          13,558       $ 11,156       $ 19,618
   Accounts payable                                 312,664        294,060        160,150
   Accrued salaries and related expenses             17,213         19,319         10,654
   Other accrued liabilities                         40,179         37,754         18,806
   Deferred service plan revenue
     and warranty reserve                            19,909         19,146         12,759
   Accrued income taxes                               3,717         11,694          1,025
   Current portion of long-term debt                  9,003          8,899          5,666
                                              -------------   ------------   ------------
          Total current liabilities                 448,743        402,028        228,678

Deferred Service Plan Revenue and Warranty
  Reserve                                            29,667         28,211         26,781

LONG-TERM DEBT                                      208,711        210,811         49,081

SHAREHOLDERS' EQUITY:
     Preferred stock, $1.00 par value;
       authorized 400,000 shares; none issued
     Common stock, $.10 par value; authorized
       120,000,000 shares; issued and
       outstanding 41,854,000, 41,742,000,
       and 41,283,000 shares, respectively            4,185          2,087          1,376
     Additional paid-in capital                     223,915        224,089        219,527
     Retained earnings                               89,509         85,268         45,074
                                              -------------   ------------   ------------
            Total shareholders' equity              317,609        311,444        265,977
                                              -------------   ------------   ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $1,004,730       $952,494       $570,517
                                              -------------   ------------   ------------
                                              -------------   ------------   ------------



                       See notes to financial statements.

                                    BEST BUY CO., INC.


                                  STATEMENTS OF EARNINGS

                           ($ in 000, except per share amounts)

                                       (Unaudited)

                                                                 Three Months Ended
                                                       -----------------------------------
                                                           May 28,              May 29,
                                                            1994                 1993
                                                       --------------        -------------
Revenues                                                  $849,403             $441,919

Cost of goods sold                                         730,451              367,443
                                                       -----------           ----------
Gross profit                                               118,952               74,476

Selling, general and administrative
     expenses                                              107,266               70,802
                                                       -----------           ----------
Income from operations                                      11,686                3,674

Interest expense, net                                        4,676                1,229
                                                       -----------           ----------
Earnings before income taxes and cumulative
     effect of change in accounting principle                7,010                2,445

Income taxes                                                 2,769                  929
                                                       -----------           ----------
Earnings before cumulative effect of change
     in accounting principle                                 4,241                1,516

Cumulative effect of change in accounting
     for income taxes                                                              (425)
                                                       -----------           ----------
Net earnings                                           $     4,241           $    1,091
                                                       -----------           ----------
                                                       -----------           ----------

Earnings per share:
     Earnings before cumulative effect of
       change in accounting principle                  $       .10           $      .04
     Cumulative effect of change in
       accounting for income taxes                                                 (.01)
                                                       -----------           ----------
     Net earnings per share                            $       .10           $      .03
                                                       -----------           ----------
                                                       -----------           ----------
Weighted average common shares
     outstanding (000)                                      43,257               36,144
                                                       -----------           ----------
                                                       -----------           ----------



                       See notes to financial statements.

                                    BEST BUY CO., INC.

                       STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                         FOR THE THREE MONTHS ENDED MAY 28, 1994

                                        ($ in 000)

                                       (unaudited)



                                                                         Additional
                                                                          paid in           Retained
                                               Common stock               capital           earnings
                                               ------------             ------------       ----------
Balance, February 26, 1994                        $2,087                   $224,089          $85,268

Stock options exercised                                9                      1,915

Effect of two-for-one stock split                  2,089                     (2,089)

Net Earnings, three months ended
 May 28, 1994                                                                                  4,241
                                                  ------                   --------          -------
Balance, May 28, 1994                             $4,185                   $223,915          $89,509
                                                  ------                   --------          -------
                                                  ------                   --------          -------



                       See notes to financial statements.

                                    BEST BUY CO., INC.

                                 STATEMENTS OF CASH FLOWS

                                        ($ in 000)

                                       (unaudited)

                                                                 Three Months Ended
                                                       -----------------------------------
                                                           May 28,              May 29,
                                                            1994                 1993
                                                       --------------        -------------
OPERATIONS:
     Net earnings                                             $ 4,241              $ 1,091
     Charges to earnings not affecting cash:
        Depreciation and amortization                           8,139                4,476
        Loss on disposal of property and equipment                                     206
        Cumulative effect of change in accounting for
          income taxes                                                                 425
                                                              -------              -------
                                                               12,380                6,198

     Changes in operating assets and liabilities:
        Receivables                                           (14,387)              (2,204)
        Merchandise inventories                               (66,568)             (78,462)
        Prepaid income taxes and expenses                      (1,343)              (1,294)
        Accounts payable                                       18,604               41,812
        Accrued salaries and related expenses                  (2,106)              (1,696)
        Other current liabilities                              (5,661)              (4,935)
        Deferred service plan revenue and warranty              2,219                  576
          reserve                                             -------              -------
               Total cash used in operations                  (56,862)             (40,005)

INVESTING ACTIVITIES:
     Additions to property and equipment                      (31,572)             (11,165)
     Proceeds from sale/leasebacks                              4,700               44,505
     (Increase)decrease in other assets                          (683)                 451
                                                              -------              -------
           Total cash provided by (used in) investing
             activities                                       (27,555)              33,791

FINANCING ACTIVITIES:
     Common stock issued                                        1,924               82,603
     Borrowings on revolving credit line                       58,800               59,300
     Payments on revolving credit line                        (26,300)             (63,000)
     Borrowings (payments) on long-term debt                   (2,055)                 877
     Increase in obligations under
        financing arrangements                                  2,402               14,747
           Total cash provided by                             -------              -------
             financing activities                              34,771               94,527
                                                              -------              -------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS          (49,646)              88,313

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD               59,872                7,138
                                                              -------              -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $10,226              $95,451
                                                              -------              -------
                                                              -------              -------


Amounts in this statement are presented on a cash basis and therefore may differ from those shown in other sections of this quarterly report.

Supplemental cash flow information:



     Cash paid during the period for:
        Interest                                              $ 6,765              $   743
        Income taxes                                          $10,470              $ 6,495




                       See notes to financial statements.

                                  BEST BUY CO., INC.

                            NOTES TO FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION:

 The balance sheets as of May 28, 1994, and May 29, 1993, the related statements of earnings and cash flows for the three months ended May 28, 1994, and May 29, 1993, and the statement of changes in shareholders' equity for the three months ended May 28, 1994, are unaudited; in the opinion of management all adjustments necessary for a fair presentation of such financial statements have been included and were normal and recurring in nature. Interim results are not necessarily indicative of results for a full year. The financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's annual report to shareholders for the fiscal year ended February 26, 1994.


2.   INCOME TAXES:

 Income taxes are provided based upon management's estimate of the annual effective tax rate.


3.   STOCK SPLIT:

 The Company effected a two-for-one stock split in the form of a stock dividend in April 1994. All common share and per share data reflect this stock split. In September 1993 the Company effected a three-for-two stock split and per share information for fiscal 1994 has also been adjusted to reflect that split.

                                  BEST BUY CO., INC.

Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

 Earnings for the three months ended May 28, 1994 were $4.2 million, or $.10 per share, compared to $1.5 million, or $.04 per share, for the three months ended May 29, 1993. Prior year amounts are before the cumulative effect of a change in accounting for income taxes. The increase in earnings is the result of a comparable store sales increase of 37% for the quarter, the addition of 37 stores opened during the past twelve months and increased leverage of selling, general and administrative expenses. Operating income in the first quarter of fiscal 1995 improved to 1.4% of sales compared to .8% in the first quarter of fiscal 1994. The change in accounting for income taxes reduced net earnings by $425,000, or $.01 per share, in the first quarter of fiscal 1994.

 Revenues increased 92% over the same period last year to $849 million. The increase was due to the 37 new stores and the substantial comparable store sales increase experienced in the first quarter of the current year. The comparable store sales growth benefitted from sales of several new personal computer name brands the Company introduced in the second quarter of the prior fiscal year. Sales contributed by the home office and personal computer category increased from 29% of store sales in the first quarter of last year to 37% of sales in the first quarter of the current year. While the addition of the new brand names has contributed to the year over year growth in the sales of personal computers, the rate of growth in comparable store sales of that product line is expected to decline as these products have now been available for over one year. Additionally, as consumers await the next generation of personal computer technology, growth in this category could slow in the coming months. In June 1993, the Company introduced a new financing program which management believes has also contributed to increased sales since its introduction. In addition, the Company believes that its sales growth has been aided by an increase in the inventory levels it is maintaining in the stores, which provide a better in-stock position for the consumer to make a selection from. Comparable store sales also increased due to increasing sales of entertainment software (compact discs, pre-recorded audio and video tapes and computer software) as product assortment in this category has been significantly expanded in the past year. The entertainment software category contributed 14% of store sales in the first quarter, compared to 11% of sales for the same period last year.

 Gross profit margin was 14.0% of sales compared to 16.9% in the first quarter of last year; however, it was unchanged from the margin achieved in the fourth quarter of last year. The change in gross profit margin from the first quarter of fiscal 1994 is primarily due to the competitive conditions encountered in new markets entered and increased competition in existing markets. Margin declines experienced in recent quarters have moderated as competitive conditions have begun to stabilize and the impact of the growth of lower margin personal computers in the Company's sales mix has become less significant.

 Selling, general and administrative expenses (SG&A) for the first quarter were 12.6% of sales compared to 16.0% for the same period last year. Improvement in the SG&A ratio in the quarter exceeded the decline in gross profit margin. This improvement of 3.4% of sales is mainly a result of increased sales per store and higher leverage of the costs of operations. In addition, advertising expenditures have become more efficient due to a reduction in the size of some of the Company's weekly newspaper inserts and a higher concentration of stores within selected markets. The first quarter of last year also included expenses related to the conversion of some of the Company's traditional superstores to the current store format totaling approximately $550,000.

 Extended service plan revenues represented .7% and 1.2% of revenues for the first quarter of 1995 and 1994, respectively. Profit earned on extended service plans contributed $3.7 million and $2.9 million to the Company's operating income in the first quarter of fiscal 1995 and 1994, respectively. This profit is before the allocation of any selling, general or administrative expenses, except for direct selling expenses.

 Net interest expense increased to $4.7 million for the first quarter, up from $1.2 million in the first quarter of last year. This increase is the result of the interest expense on the $150 million of senior subordinated notes issued in October 1993.

 Income taxes are provided for at the rate of 39.5% which is an increase over the 38.0% in the first quarter of fiscal 1994. The increase is primarily due to the increase in the statutory federal rate enacted in the second quarter of fiscal 1994 and a lower level of tax-exempt investment income this year.

FINANCIAL CONDITION

 Total assets at the end of the first quarter were slightly more than $1 billion and working capital of $349 million was essentially unchanged from that at fiscal 1994 year end. Inventories increased ten percent during the quarter as a result of new store openings and seasonal increases in video products, car stereos, and air-conditioners. The increased inventory level was funded by borrowings under the Company's line of credit and vendor credit. Cash flows in the first quarter of fiscal 1994 reflect the proceeds of a

$44 million sale/leaseback transaction and $82 million from a common stock offering.


 Two new stores were opened in the first quarter and the Company expects to open a total of approximately 50 stores during fiscal 1995. Management also plans to expand or relocate approximately 25 stores during the year to accommodate increasing product selection. A 200,000 square foot expansion of the Company's distribution center in Oklahoma was completed in May and construction has begun on a new 700,000 square foot distribution center in Virginia. The Company is also leasing a 300,000 square foot distribution facility in California and a 240,000 square foot entertainment software facility in Minnesota. Management expects that store development and other capital projects will aggregate approximately $220 million for the year, of which about 70% will be developed or financed through long term financing arrangements. At May 28, 1994, the Company had in excess of $45 million in development costs that are expected to be recouped through those financing arrangements in fiscal 1995.

 The Company currently has a revolving credit facility that allows for seasonal borrowings of up to $125 million. Management is in the process of negotiating an increase of this credit facility to approximately $400 million to support the cash requirements for inventory financing during the holiday selling season.

 Management believes that the increased credit facilities combined with the store development financing through long term lease arrangements and cash generated from operations will provide sufficient resources to meet the Company's financing needs for the current fiscal year.

                                    BEST BUY CO., INC.


                               Part II - Other Information

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K:

     a.   Exhibits:                                             METHOD OF FILING

          11.1  Computation of Earnings
                per Common Share                                 Filed herewith

     b.  Reports on Form 8-K:

         A Form 8-K was filed on April 4, 1994 reporting a two-for-one stock split effective on April 28, 1994.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              BEST BUY CO., INC.
                              (Registrant)




Date:  July 7, 1994           By: /s/  ALLEN U. LENZMEIER
                                 ------------------------------------------
                                 Allen U. Lenzmeier, Executive Vice
                                 President & Chief Financial Officer
                                 (principal financial officer)




                              By: /s/  ROBERT C. FOX
                                 ------------------------------------------
                                 Robert  C.  Fox,  Senior  Vice  President-
                                 Finance & Treasurer  (principal accounting
                                 officer)