Form 10-Q
period 1994-08-27
BEST BUY CO INC
filed 1994-09-30
CIK 764478

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                    FORM 10-Q

(Mark One)
 X   QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR  15(d)  OF  THE  SECURITIES
- ---  EXCHANGE ACT OF 1934
     For the quarterly period ended August 27, 1994

                                     OR

     TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d)  OF  THE  SECURITIES
- ---  EXCHANGE ACT OF 1934
     For the transition period from __________________ to ____________________


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


At August 27, 1994, there were 42,067,290 shares of common stock, $.10 par value, outstanding.

                               BEST BUY CO., INC.

                 FORM 10-Q FOR THE QUARTER ENDED AUGUST 27, 1994


                                      INDEX

                                                                     Page

Part I.        Financial Information

       Item 1. Financial Statements:

               a. Balance sheets as of August 27, 1994,              3
                    February 26, 1994, and August 28, 1993

               b. Statements of earnings for the three and           4
                    six months ended August 27, 1994, and
                    August 28, 1993

               c. Statement of changes in shareholders' equity       5
                    for the six months ended August 27, 1994

               d. Statements of cash flows for the six months        6
                    ended August 27, 1994, and August 28, 1993

               e. Notes to financial statements                      7

       Item 2. Management's Discussion and Analysis of Financial     8-11
                 Condition and Results of Operations

Part II.       Other Information

       Item 4. Submission of matters to a Vote of Security Holders   12

       Item 6. Exhibits and Reports on Form 8-K                      13


Signatures                                                           14

                         Part I - Financial Information
Item 1. Financial Statements

                               BEST BUY CO., INC.
                                 BALANCE SHEETS
                      ($ IN 000, EXCEPT PER SHARE AMOUNTS)

                                     ASSETS

                                                                          AUGUST 27,   FEBRUARY 26,   AUGUST 28,
                                                                             1994          1994          1993
                                                                         ------------  ------------  ------------
                                                                         (UNAUDITED)                 (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents............................................   $   47,427    $   59,872    $   43,888
  Receivables..........................................................       87,804        52,944        37,606
  Merchandise inventories..............................................      863,500       637,950       468,963
  Deferred income taxes................................................       14,157        13,088         9,649
  Prepaid expenses.....................................................        5,958           756         1,415
                                                                         ------------  ------------  ------------
    Total current assets...............................................    1,018,846       764,610       561,521
PROPERTY AND EQUIPMENT, at cost:
  Land and buildings...................................................       75,982        37,660         7,392
  Property under capital leases........................................       21,902        17,870        14,930
  Leasehold improvements...............................................       69,079        55,279        35,821
  Furniture, fixtures and equipment....................................      145,449       122,683        94,443
                                                                         ------------  ------------  ------------
                                                                             312,412       233,492       152,586
  Less accumulated depreciation and amortization.......................       77,286        60,768        50,891
                                                                         ------------  ------------  ------------
    Total property and equipment.......................................      235,126       172,724       101,695
OTHER ASSETS:
  Deferred income taxes................................................        8,105         7,078         6,385
  Other assets.........................................................        8,828         8,082         3,046
                                                                         ------------  ------------  ------------
    Total other assets.................................................       16,933        15,160         9,431
                                                                         ------------  ------------  ------------
TOTAL ASSETS...........................................................   $1,270,905    $  952,494    $  672,647
                                                                         ------------  ------------  ------------
                                                                         ------------  ------------  ------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES:
  Note payable, bank..................................................  $      95,000
  Obligations under financing arrangements............................         23,713   $   11,156    $   27,873
  Accounts payable....................................................        481,440      294,060       229,470
  Accrued salaries and related expenses...............................         19,181       19,319        12,963
  Other accrued liabilities...........................................         47,524       37,754        23,166
  Deferred service plan revenue and warranty reserve..................         20,774       19,146        16,750
  Accrued income taxes................................................          3,583       11,694         3,722
  Current portion of long-term debt...................................          9,144        8,899         6,326
                                                                        -------------  ------------  ------------
    Total current liabilities.........................................        700,359      402,028       320,270
Deferred service plan revenue and warranty reserve....................         31,887       28,211        23,988
Long-Term Debt........................................................        211,013      210,811        50,907
SHAREHOLDERS' EQUITY:
  Preferred stock, $1.00 par value; authorized 400,000 shares; none issued
  Common stock, $.10 par value; authorized 120,000,000 shares;
   issued and outstanding 42,067,000, 41,742,000, and 41,630,000
   shares, respectively...............................................          4,207        2,087         2,082
  Additional paid-in capital..........................................        226,330      224,089       222,732
  Retained earnings...................................................         97,109       85,268        52,668
                                                                        -------------  ------------  ------------
    Total shareholders' equity........................................        327,646      311,444       277,482
                                                                        -------------  ------------  ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY............................  $   1,270,905   $  952,494    $  672,647
                                                                        -------------  ------------  ------------
                                                                        -------------  ------------  ------------

                       See notes to financial statements.

                               BEST BUY CO., INC.
                             STATEMENTS OF EARNINGS
                      ($ IN 000, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED           SIX MONTHS ENDED
                                                           ------------------------  ----------------------------
                                                           AUGUST 27,   AUGUST 28,    AUGUST 27,     AUGUST 28,
                                                              1994         1993          1994           1993
                                                           -----------  -----------  -------------  -------------

Revenues.................................................  $   933,172  $   562,980  $   1,782,575  $   1,004,899
Cost of goods sold.......................................      800,988      468,782      1,531,439        836,225
                                                           -----------  -----------  -------------  -------------
Gross profit.............................................      132,184       94,198        251,136        168,674
Selling, general and administrative expenses.............      114,525       81,108        221,791        151,910
                                                           -----------  -----------  -------------  -------------
Income from operations...................................       17,659       13,090         29,345         16,764
Interest expense, net....................................        5,099          720          9,775          1,949
                                                           -----------  -----------  -------------  -------------
Earnings before income taxes and cumulative effect of
 change in accounting principle..........................       12,560       12,370         19,570         14,815
Income taxes.............................................        4,960        4,776          7,729          5,705
                                                           -----------  -----------  -------------  -------------
Earnings before cumulative effect of change in accounting
 principle...............................................        7,600        7,594         11,841          9,110
Cumulative effect of change in accounting for income
 taxes...................................................                                                    (425)
                                                           -----------  -----------  -------------  -------------
Net earnings.............................................  $     7,600  $     7,594  $      11,841  $       8,685
                                                           -----------  -----------  -------------  -------------
                                                           -----------  -----------  -------------  -------------
Earnings per share:
  Earnings before cumulative effect of change in
   accounting principle..................................         $.18         $.18           $.27           $.23
  Cumulative effect of change in accounting for income
   taxes.................................................                                                    (.01)
                                                           -----------  -----------  -------------  -------------
Net earnings per share...................................         $.18         $.18           $.27           $.22
                                                           -----------  -----------  -------------  -------------
                                                           -----------  -----------  -------------  -------------
Weighted average common shares outstanding (000).........       43,208       42,492         43,226         39,292
                                                           -----------  -----------  -------------  -------------
                                                           -----------  -----------  -------------  -------------

                       See notes to financial statements.

                               BEST BUY CO., INC.
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                    FOR THE SIX MONTHS ENDED AUGUST 27, 1994
                                   ($ IN 000)
                                   (UNAUDITED)

                                                                                             ADDITIONAL
                                                                                  COMMON       PAID IN    RETAINED
                                                                                   STOCK       CAPITAL    EARNINGS
                                                                                -----------  -----------  ---------

Balance, February 26, 1994....................................................   $   2,087   $   224,089  $  85,268
Stock options exercised.......................................................          31         4,330
Effect of two-for-one stock split.............................................       2,089        (2,089)
Net earnings, for the six months ended August 27, 1994........................                               11,841
                                                                                -----------  -----------  ---------
Balance, August 27, 1994......................................................   $   4,207   $   226,330  $  97,109
                                                                                -----------  -----------  ---------
                                                                                -----------  -----------  ---------

                       See notes to financial statements.

                               BEST BUY CO., INC.
                            STATEMENTS OF CASH FLOWS
                                   ($ IN 000)
                                   (UNAUDITED)

                                                                                             SIX MONTHS ENDED
                                                                                        --------------------------
                                                                                         AUGUST 27,    AUGUST 28,
                                                                                            1994          1993
                                                                                        ------------  ------------

OPERATING ACTIVITIES:
  Net earnings........................................................................  $     11,841  $      8,685
  Charges to earnings not affecting cash:
    Depreciation and amortization.....................................................        16,632         9,369
    (Gain) Loss on disposal of property and equipment.................................            (4)          414
    Cumulative effect of change in accounting for income taxes........................                         425
                                                                                        ------------  ------------
                                                                                              28,469        18,893
  Changes in operating assets and liabilities:
    Receivables.......................................................................       (22,879)          362
    Merchandise inventories...........................................................      (225,550)     (218,972)
    Prepaid income taxes and expenses.................................................        (7,298)       (1,762)
    Accounts payable..................................................................       187,380       111,132
    Accrued salaries and related expenses.............................................          (138)          613
    Other current liabilities.........................................................         1,659         2,122
    Deferred service plan revenue and warranty reserve................................         5,305         1,774
                                                                                        ------------  ------------
      Total cash used in operating activities.........................................       (33,052)      (85,838)
INVESTING ACTIVITIES:
  Additions to property and equipment.................................................       (81,983)      (28,711)
  Recoverable store development expenditures..........................................       (11,981)
  Proceeds from sale/leaseback transactions...........................................         7,954        44,460
  Sale of property and equipment......................................................            53            46
  Decrease in other assets............................................................          (747)       (1,556)
                                                                                        ------------  ------------
    Total cash (used in) provided by investing activities.............................       (86,704)       14,239
FINANCING ACTIVITIES:
  Common stock issued.................................................................         4,361        86,513
  Borrowings on revolving credit line.................................................       322,800        59,300
  Payments on revolving credit line...................................................      (227,800)      (63,000)
  Borrowings on long-term debt........................................................                       5,311
  Payments on long-term debt..........................................................        (4,607)       (2,777)
  Increase in obligations under financing arrangements................................        12,557        23,002
                                                                                        ------------  ------------
    Total cash provided by financing activities                                              107,311       108,349
                                                                                        ------------  ------------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS......................................       (12,445)       36,750
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD......................................        59,872         7,138
                                                                                        ------------  ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD............................................  $     47,427  $     43,888
                                                                                        ------------  ------------
                                                                                        ------------  ------------
Amounts  in this  statement are  presented on  a cash basis  and therefore  may differ  from those  shown in other sections of this quarterly report.
Supplemental cash flow information:
  Non-cash investing and financing activities:
    Leased asset additions............................................................  $      5,054  $        829
    Cash paid during the period for:
    Interest (net of amount capitalized)..............................................  $      9,423  $      1,975
    Income taxes......................................................................  $     15,093  $      8,685

                       See notes to financial statements.

                               BEST BUY CO., INC.
                     NOTES TO INTERIM FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION:
    The balance sheets as of August 27, 1994, and August 28, 1993, the related statements of earnings and cash flows for the three and six month periods ended August 27, 1994, and August 28, 1993, and the statement of changes in shareholders' equity for the six months ended August 27, 1994, are unaudited; in the opinion of management all adjustments necessary for a fair presentation of such financial statements have been included and were normal and recurring in nature. Interim results are not necessarily indicative of results for a full year. The financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's annual report to shareholders for the fiscal year ended February 26, 1994.

2.  INCOME TAXES:
    Income taxes are provided based upon management's estimate of the annual effective tax rate.

3.  STOCK SPLIT:
    The Company effected a two-for-one stock split in the form of a stock dividend in April 1994. All common share and per share data reflect this stock split.

4.  BANK REVOLVING LINE OF CREDIT:
    On July 29, 1994 the Company increased its bank line of credit to allow seasonal borrowings of up to $400 million.

                               BEST BUY CO., INC.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Results of Operations
     ---------------------

     Earnings for the second quarter of fiscal 1995, were $7.6 million ($.18 per share) which was level with the earnings reported in the second quarter of the prior year. For the first six months of fiscal 1995 earnings increased 30% over the prior year to $11.8 million ($.27 per share) compared to $9.1 million ($.23 per share) in the first six months of fiscal 1994. Earnings for the six month period in fiscal 1994 are before the cumulative effect of a change in accounting for income taxes which reduced earnings by $425,000 ($.01 per share). Net earnings in the current quarter were essentially unchanged compared to the prior year as a 35% improvement in operating income was reduced by interest expense on short- and long-term borrowings used to finance store growth and increased inventory levels. For the six month period, operating income increased by 75% compared to the prior year.

     Revenues of $933 million in the second quarter were 66% over the second quarter of fiscal 1994 and year to date revenues of $1.8 billion were 77% above last year's first six months. The increases in revenues are the result of an additional 44 stores opened in the last twelve months and comparable store sales increases of 18% and 26% for the quarter and year to date periods. The new stores opened in the past year include entry into the major markets of Detroit, Atlanta and Phoenix in the second half of fiscal 1994, the entry into new markets in Florida, Ohio and the Carolinas in the current fiscal year and the addition of stores to existing markets. The comparable store sales increase in the second quarter is on top of a 27% increase in the second quarter last year. The comparable store sales increase for the second quarter last year was greater than the current year due to the introduction, near the beginning of that quarter, of many of the widely recognized brand names of personal computers to the Company's product assortment and a new private label credit card program. Management believes that the Company's improving merchandise in-stock position, which has contributed to the increases in revenues, will continue to be an important factor in revenue growth. However, in light of the strong comparable store sales increases reported in the second half of last year and the strong sales results posted in the major metropolitan markets entered last year, it is expected that the comparable store sales increases for the remainder of the current fiscal year could be less than those experienced to date.

     Gross profit margins were 14.2% in the second quarter and

     14.1% for the year to date period compared to 16.7% and 16.8% for the comparable periods last year. Competition in most of the Company's product lines and promotional pricing has led to the change in gross profit margin. Competition has increased in the past year as the Company has entered new, more competitive markets and as new competitors have entered existing markets. Gross profit margins in the second quarter were consistent with the margins reported in the first quarter of this fiscal year and with the last quarter of fiscal 1994, suggesting that margins have begun to stabilize. Management does expect, however, that margins in the second half of fiscal 1995 could be slightly lower than the first half as the impact of promotional pricing associated with the entry into new major markets and the traditional decline in margins during the holiday selling season is realized.

     Revenues from the sale of extended service plans were 1% or less of total sales in the second quarter and year to date periods for both fiscal 1994 and 1995. Profit from extended service plans, before the allocation of selling, general and administrative (SG&A) expenses, other than direct selling expenses, was $3.7 million and $7.4 million for the second quarter and year to date periods compared to $3.2 million and $6.1 million in the second quarter and year to date periods of fiscal 1994.

     SG&A expenses were 12.3% and 12.4% of sales for the second quarter and year to date periods respectively, representing improvements of 2.1% and 2.7% of sales compared to the same periods in the prior year. The improvement in this ratio indicates that the earnings generated by the Company's revenue growth from new stores and comparable store sales increases continue to outpace the growth in operating costs. Greater efficiencies in advertising expenditures were achieved as more stores were added to existing markets, revenues per store increased and the Company reduced the size of some of its weekly newspaper inserts. SG&A expenses were impacted in the second quarter of the current year by the costs associated with opening two new distribution facilities and preparing to open a greater number of new stores compared to the prior year.

     Net interest expense increased in both the second quarter and year to date periods of the current year compared to the prior year due to interest on the $150 million Senior Subordinated Notes issued in October 1993 and a higher level of bank borrowings used to support the growth in inventories. Additionally, in the prior fiscal year the proceeds of the Company's $86 million common stock offering and a $44 million sale/leaseback transaction in the first quarter last year were temporarily invested in short term investments resulting in higher levels of investment income in the first half of last year.

     The Company's effective tax rate for fiscal 1995 is 39.5%, up slightly from the rate in fiscal 1994 mainly due to a lower level of tax exempt interest income. In fiscal 1994, the Company adopted the provisions of FASB Statement Financial Accounting Standards No. 109, "Accounting for Income Taxes", the cumulative effect of which reduced net earnings by $425,000, or $.01 per share.

     Financial Condition
     -------------------

     At August 27,1994, the Company had working capital of $318 million compared to $363 million at the end of the prior fiscal year. The change in working capital is the result of the use of working capital, on a short-term basis, to finance current year store development. During the last six months, inventories increased $226 million as a result of the opening of 17 new stores and the Company's new distribution centers in Minnesota and Virginia and the expansion of the Oklahoma distribution facility, as well as a greater emphasis on achieving an improved merchandise in-stock position. Management believes that the increased inventories in the stores have contributed to the comparable store sales growth. Inventory turns of 4.7 times for the trailing twelve months are expected to increase to approximately 5 times by the end of fiscal 1995 as the seasonally higher sales volume and opening of additional stores improve this ratio. The growth in inventories was financed principally through vendor financing and borrowings under the Company's revolving credit facility. Management expects that the seasonal increase in inventories and the opening of additional stores and a California distribution center in the third quarter will result in increasing levels of inventory through that period. The stores opened in the first half of the year and those scheduled to be opened in the second half are larger stores, generally 45,000 or 58,000 square feet, and feature a larger selection of products, resulting in higher inventory levels in the stores. In addition to the new stores, the Company is expanding or relocating approximately 30 stores to the larger store format in the current year.

     In July, the Company entered into a new revolving credit facility which increased the seasonal borrowing availability to $400 million. The facility expires in June 1996 and provides for a one year extension at the option of the participating lenders. Borrowings under the facility are subject to a limitation of $50 million once each year for approximately one month. In August, the Company entered into a master lease program under which the lessor will develop, and the Company will lease, approximately 16 newly constructed stores and the Virginia distribution center and related equipment. In addition, the Company owns certain retail locations, the majority of which are subject to commitments for sale/leaseback that will generate in excess of $40 million in the third quarter. As the Company's policy is to lease rather than own its retail locations, it intends to enter into sale/leasebacks for those remaining locations not currently subject to commitments. In August, the Company also completed the financing on the $4.5 million expansion of the Oklahoma distribution center.

     The Company expects that capital spending for the remainder of the year, net of amounts expected to be recovered through sale/leasebacks, will approximate $50 million. The Company's introduction of a new store format, which will generally utilize the 45,000 and 58,000 square foot stores, is expected to result in the continuation of the Company's practice of expanding or relocating stores where appropriate.

     Cash flows in the first six months of fiscal 1994 benefited from the proceeds of an $86 million equity offering and the sale/leaseback of 17 stores which generated $44 million in net proceeds.

     In connection with a proposed underwritten public offering, the Company intends to file on or about September 30, 1994, a Registration Statement on Form S-3 covering 4,600,000 Convertible Monthly Income Preferred Securities, Liquidation preference $50 per security, of Best Buy Capital, L.P., a Delaware limited partnership of which the Company is the general partner. Management believes that the anticipated proceeds from the offering, which are intended to be loaned by Best Buy Capital, L.P. to the Company, together with working capital from the Company's new revolving credit facility, vendor financing and long-term financing for real estate development, will be adequate to support the Company's operations and planned growth for the immediate future.

                            BEST BUY CO., INC.

                       Part II - Other Information

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     a) The regular meeting of the Shareholders of the Company was held June 22, 1994. The following individuals were elected at the meeting as Directors of the Company to serve until the 1996 regular meeting of shareholders. Shares voted in favor of these directors and shares withheld were as follows:

          BRADBURY H. ANDERSON
               Shares For               37,556,064
               Shares Withheld             183,174

          FRANK D. TRESTMAN
               Shares For               37,554,230
               Shares Withheld             185,008

          DAVID STANLEY
               Shares For               37,554,230
               Shares Withheld             184,930

          JAMES C. WETHERBE
               Shares For               37,554,308
               Shares Withheld             184,930

Other matters voted on and the results of voting were as follows:

           i) Shareholders ratified the appointment by the Board of Directors of Deloitte & Touche as the corporation's independent auditor for the fiscal year beginning February 27, 1994 with shares voted as follows:

                  Shares For            37,703,676
                  Shares Against            14,797
                  Shares Abstaining         20,765

          ii) Shareholders authorized and approved a bonus compensation plan for the corporation's executive offers with shares voted as follows:

                  Shares For            37,201,906
                  Shares Against           443,841
                  Shares Abstaining         93,491

         iii) Shareholders authorized and approved the 1994 Full-Time Employee Non-Qualified Stock Option Plan with shares voted as follows:

                  Shares For            34,835,330
                  Shares Against         2,851,224
                  Shares Abstaining         52,684

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K:

          a.        Exhibits:                                   Method of Filing
                                                                ----------------
               4.1  Credit Agreement dated July 29,
                    1994 between Best Buy Co., Inc.
                    and First Bank National Association         Filed herewith

               11.1 Computation of Earnings
                    per Common Share                            Filed herewith

               27.1 Financial Data Schedule                     Filed herewith


          b.   Reports on Form 8-K:

               A Form 8-K was filed on August 16, 1994 reporting the dismissal of Deloitte & Touche LLP as the Company's auditors and appointment of Ernst & Young LLP.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


          BEST BUY CO., INC.
          (Registrant)




Date:  September 30, 1994          By: /s/  ALLEN U. LENZMEIER
                                       ---------------------------------------
                                       Allen U. Lenzmeier, Executive Vice
                                       President & Chief Financial Officer
                                       (principal financial officer)





                                   By: /s/  ROBERT C. FOX
                                       ---------------------------------------
                                       Robert C. Fox, Senior Vice President-
                                       Finance & Treasurer (principal accounting
                                       officer)