Form 10-Q
period 1994-11-26
BEST BUY CO INC
filed 1995-01-09
CIK 764478

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                    FORM 10-Q

(Mark One)
 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- --- EXCHANGE ACT OF 1934
    For the quarterly period ended November 26, 1994

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the transition period from ________________ to ________________


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


At November 26, 1994, there were 42,165,840 shares of common stock, $.10 par value, outstanding.

                               BEST BUY CO., INC.

                FORM 10-Q FOR THE QUARTER ENDED NOVEMBER 26, 1994


                                      INDEX

                                                                      PAGE

Part I. Financial Information

        Item 1. Consolidated Financial Statements:

                a.  Consolidated balance sheets as of                 3-4
                       November 26, 1994, February 26, 1994,
                       and November 27, 1993

                b.  Consolidated statements of earnings for the       5
                       three and nine months ended
                       November 26, 1994, and November 27, 1993

                c.  Consolidated statement of changes in              6
                       shareholders' equity for the nine
                       months ended November 26, 1994

                d.  Consolidated statements of cash flows for         7
                       the nine months ended November 26, 1994, and November 27, 1993

                e.  Notes to interim consolidated
                       financial statements                           8-9

        Item 2. Management's Discussion and Analysis of Financial     10-13
                  Condition and Results of Operations

Part II.  Other Information

        Item 6. Exhibits and Reports on Form 8-K                      14

Signatures                                                            15

Exhibits                                                              16-17

                         Part I - Financial Information

Item 1. Consolidated Financial Statements

                               BEST BUY CO., INC.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                      ($ in 000, except per share amounts)


                                             November 26,   February 26,   November 27,
                                                1994            1994           1993
                                             (Unaudited)                    (Unaudited)
                                             ------------   ------------   ------------
CURRENT ASSETS:
   Cash and cash equivalents                   $   20,478       $ 59,872     $   74,977
   Receivables                                    149,981         52,944         86,196
   Merchandise inventories                      1,491,080        637,950        823,875
   Deferred income taxes                           16,026         13,088         10,368
   Prepaid expenses                                10,517            756          4,629
                                               ----------       --------     ----------
          Total current assets                  1,688,082        764,610      1,000,045

PROPERTY AND EQUIPMENT, at cost:
   Land and buildings                              84,677         37,660         28,093
   Property under capital leases                   22,892         17,870         15,478
   Leasehold improvements                          88,880         55,279         49,637
   Furniture, fixtures and equipment              186,624        122,683        115,356
                                               ----------       --------     ----------
                                                  383,073        233,492        208,564
   Less accumulated depreciation and
     amortization                                  88,032         60,768         56,017
                                               ----------       --------     ----------
          Total property and equipment            295,041        172,724        152,547

OTHER ASSETS:
   Deferred income taxes                            8,630          7,078          6,882
   Other assets                                    16,853          8,082         10,863
                                               ----------       --------     ----------
          Total other assets                       25,483         15,160         17,745
                                               ----------       --------     ----------

TOTAL ASSETS                                   $2,008,606       $952,494     $1,170,337
                                               ----------       --------     ----------
                                               ----------       --------     ----------


                 See notes to consolidated financial statements.

                               BEST BUY CO., INC.

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                      ($ in 000, except per share amounts)

                                             November 26,   February 26,   November 27,
                                                1994            1994           1993
                                             (unaudited)                    (unaudited)
                                             ------------   ------------   ------------
CURRENT LIABILITIES:
   Note payable, bank                          $  192,000
   Obligations under financing arrangements        53,651     $   11,156     $   36,324
   Accounts payable                               787,707        294,060        521,027
   Accrued salaries and related expenses           26,290         19,319         17,304
   Other accrued liabilities                       61,013         37,754         35,647
   Deferred service plan revenue
     and warranty reserve                          22,394         19,146         17,891
   Accrued income taxes                            12,729         11,694          5,918
   Current portion of long-term debt               12,298          8,899          7,302
                                               ----------     ----------     ----------
          Total current liabilities             1,168,082        402,028        641,413

Deferred service plan revenue and warranty
   reserve                                         36,203         28,211         26,796

Long-term debt                                    227,096        210,811        212,504
Convertible preferred securities of
  subsidiary                                      230,000

SHAREHOLDERS' EQUITY:
   Preferred stock, $1.00 par value;
     authorized 400,000 shares; none issued
   Common stock, $.10 par value; authorized
     120,000,000 shares; issued and
     outstanding 42,165,000, 41,742,000,
     and 41,708,000 shares, respectively            4,217          2,087          2,085
   Additional paid-in capital                     228,197        224,089        223,710
   Retained earnings                              114,811         85,268         63,829
                                               ----------     ----------     ----------
          Total shareholders' equity              347,225        311,444        289,624
                                               ----------     ----------     ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $2,008,606     $  952,494     $1,170,337
                                               ----------     ----------     ----------
                                               ----------     ----------     ----------

                 See notes to consolidated financial statements.

                               BEST BUY CO., INC.

                       CONSOLIDATED STATEMENTS OF EARNINGS

                      ($ in 000, except per share amounts)

                                   (Unaudited)


                                 Three Months Ended              Nine Months Ended
                              ------------------------      ----------------------------
                             November 26,  November 27,     November 26,    November 27,
                                 1994          1993             1994             1993
                              ----------   ------------     ------------     -------------
Revenues                      $1,349,871       $808,476       $3,132,446        $1,813,375
Cost of goods sold             1,166,162        687,368        2,697,601         1,523,593
                              ----------       --------        ---------        ----------
Gross profit                     183,709        121,108          434,845           289,782

Selling, general and
  administrative
  expenses                       145,696        100,259          367,487           252,169
                              ----------       --------         --------        ----------
Income from operations            38,013         20,849           67,358            37,613

Interest expense, net              9,011          2,560           18,786             4,509
                              ----------       --------         --------        ----------
Earnings before income
  taxes and cumulative
  effect of change in
  accounting principle            29,002         18,289           48,572            33,104
Income taxes                      11,300          7,128           19,029            12,833
                              ----------       --------         --------        ----------
Earnings before
  cumulative effect of
  change in accounting
  principle                      17,702          11,161           29,543            20,271

Cumulative effect of
  change in accounting
  for income taxes                                                                    (425)
                              ----------       --------         --------        ----------
Net earnings                  $   17,702       $ 11,161         $ 29,543        $   19,846
                              ----------       --------         --------        ----------
                              ----------       --------         --------        ----------

Earnings per share:
  Earnings before
    cumulative effect
    of change in
    accounting
    principle                 $      .41       $    .26         $    .68        $      .50

  Cumulative effect of
    change in
    accounting for
    income taxes                                                                      (.01)
                              ----------       --------         --------        ----------

Net earnings per share        $      .41       $    .26         $    .68        $      .49
                              ----------       --------         --------        ----------
                              ----------       --------         --------        ----------

Primary weighted
  average common shares
  outstanding (000)               43,598         43,116           43,426            40,706
                              ----------       --------         --------        ----------
                              ----------       --------         --------        ----------


                 See notes to consolidated financial statements.

                               BEST BUY CO., INC.

            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                   FOR THE NINE MONTHS ENDED NOVEMBER 26, 1994

                                   ($ in 000)

                                   (Unaudited)


                                                         Additional
                                                          paid-in       Retained
                                         Common stock     capital       earnings
                                         ------------   ------------   -----------
Balance, February 26, 1994                  $2,087         $224,089      $ 85,268

Stock options exercised                         41            6,197

Effect of two-for-one stock split            2,089           (2,089)

Net earnings, for the nine months ended
   November 26, 1994                                                       29,543
                                            ------         --------      --------

Balance, November 26, 1994                  $4,217         $228,197      $114,811
                                            ------         --------      --------
                                            ------         --------      --------


                 See notes to consolidated financial statements.

                               BEST BUY CO., INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   ($ in 000)

                                   (Unaudited)

                                                            Nine Months Ended
                                                       November 26,   November 27,
                                                           1994          1993
                                                       ------------   -----------
OPERATING ACTIVITIES:
   Net earnings                                            $29,543       $19,846
   Charges to earnings not affecting cash:
      Depreciation and amortization                         26,994        15,055
      Loss on disposal of property and equipment               389           909
      Cumulative effect of change in accounting for
       income taxes                                                          425
                                                           -------       -------
                                                            56,926        36,235

   Changes in operating assets and liabilities:
      Receivables                                          (89,201)      (48,228)
      Merchandise inventories                              853,130)     (573,884)
      Prepaid income taxes and expenses                    (14,251)       (4,606)
      Accounts payable                                     493,647       402,689
      Accrued salaries and related expenses                  6,971         4,954
      Other current liabilities                             24,294        10,275
      Deferred service plan revenue and warranty reserve    11,240         5,723
                                                           -------       -------
         Total cash used in operating activities          (363,504)     (166,842)

INVESTING ACTIVITIES:
   Additions to property and equipment                    (162,892)      (71,521)
   Recoverable store development expenditures               (7,836)
   Proceeds from sale/leaseback transactions                18,290        44,460
   Sale of property and equipment                               71            46
   Increase in other assets                                 (8,772)       (9,373)
                                                           -------       -------
         Total cash used in investing
           activities                                     (161,139)      (36,388)

FINANCING ACTIVITIES:
   Common stock issued                                       6,238        87,495
   Borrowings (payments) on revolving credit line          192,000        (3,700)
   Borrowings of long-term debt                             21,404       160,311
   Payments on long-term debt                               (6,888)       (4,490)
   Proceeds from issuance of preferred securities          230,000
   Increase in obligations under
      financing arrangements                                42,495        31,453
                                                           -------       -------
         Total cash provided by
           financing activities                            485,249       271,069
                                                           -------       -------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS           (39,394)       67,839

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD            59,872         7,138
                                                           -------       -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $20,478       $74,977
                                                           -------       -------
                                                           -------       -------

Amounts in this statement are presented on a cash basis and therefore may differ from those shown in other sections of this quarterly report.

Supplemental cash flow information:

   Non-cash investing and financing activities:
     Leased asset additions                                $ 5,168       $ 1,415
     Purchased land and building on contract for deed                    $ 8,700

   Cash paid during the period for:
     Interest                                              $18,652       $ 1,975
     Income taxes                                          $18,651       $ 8,685


                 See notes to consolidated financial statements.

                               BEST BUY CO., INC.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION:

    The consolidated balance sheets as of November 26, 1994, and November 27, 1993, the related consolidated statements of earnings for the three and nine month periods ended November 26, 1994, and November 27, 1993, consolidated statements of cash flows for the nine month periods ended November 26, 1994 and November 27, 1993, and the consolidated statement of changes in shareholders' equity for the nine months ended November 26, 1994, are unaudited; in the opinion of management all adjustments necessary for a fair presentation of such financial statements have been included and were normal and recurring in nature. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's annual report to shareholders for the fiscal year ended February 26, 1994.


2.  BASIS OF CONSOLIDATION:

    The financial statements include the accounts of the Company's subsidiaries. Significant intercompany balances and transactions have been eliminated in consolidation.


3.  INCOME TAXES:

    Income taxes are provided based upon management's estimate of the annual effective tax rate.


4.  STOCK SPLIT:

    The Company effected a two-for-one stock split in the form of a stock dividend in April 1994. All common share and per share data reflect this stock split.


5.  BANK REVOLVING LINE OF CREDIT:

    On July 29, 1994 the Company increased its bank line of credit to allow seasonal borrowings of up to $400 million.

6.  CONVERTIBLE PREFERRED SECURITIES OF SUBSIDIARY:

    On November 2, 1994 the Company and Best Buy Capital, L.P. (Best Buy Capital), a special purpose limited partnership in which the Company is the sole general partner, completed a public offering of 4.6 million shares of Convertible Monthly Income Preferred Securities (MIPS). The MIPS are guaranteed by the Company and convertible into Best Buy common stock at the rate of 1.111 shares of Best Buy common stock for each preferred security (equivalent to a conversion price of $45 per share). Distributions on the preferred securities are payable monthly by Best Buy Capital at the annual rate of 6-1/2 percent of the liquidation preference of $50 per preferred security. The net proceeds, which totaled approximately $222 million after underwriting commissions and expenses, will be used for working capital and to fund store development. Distributions on these securities are included in interest expense.

                               BEST BUY CO., INC.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net earnings for the third quarter of $17.7 million ($.41 per share) represent an improvement of 59% compared to the $11.2 million ($.26 per share) reported in the third quarter last year. Net earnings for the first nine months of fiscal 1995 of $29.5 million ($.68 per share) increased 46% over the $20.3 million ($.50 per share) reported in the first nine months of last year. Earnings for the nine month period last year are before the cumulative effect of an accounting change which reduced earnings by $425,000 ($.01 per share). The increased earnings in both the quarter and nine month periods are primarily attributed to increases in operating income of 82% and 79%, respectively. These operating income increases were reduced, in part, by higher interest expense in fiscal 1995.

Revenues of $1.3 billion in the third quarter are 67% above revenues reported in the third quarter last year and for the first nine months of fiscal 1995 revenues are 73% above the prior year. These revenue increases were primarily the result of the addition of 53 new stores since the end of the third quarter last year and comparable store sales increases of 20% and 24% for the quarter and nine month periods, respectively. The Company operated 202 stores at November 26, 1994 compared with 149 stores at November 27, 1993. In the current year the Company has opened stores in Los Angeles, Washington DC/Baltimore, Cleveland and several other new markets, principally in the southeastern United States. The Company has also remodeled or relocated an additional 25 stores in fiscal 1995 to create additional space for an increasing product assortment. Sales in the home office product category have increased to 38% of total product sales for the year to date period. Increased demand and new technology in computers and related products have contributed to the sales performance in the home office category. Average sales per store have increased to $26.2 million for the trailing twelve month period from $20.2 million for the trailing twelve-month period at November 1993. Management expects that comparable store sales increases in the fourth quarter of fiscal 1995 will be less than the 24% experienced to date due to the strong comparable store sales increases reported in the fourth quarter last year.

Gross profit margin was 13.6% for the quarter compared to 15.0% for the same period last year and slightly below the margin percentage reported in the last three quarters. Gross profit margin for the nine month period was 13.9% compared to 16.0% for the same period last year. The decline in margin in the third quarter relative to recent quarters was due, in part, to increased promotional activity associated with the opening of 34 new stores and 18 remodeled or relocated stores in that period, as well as a general increase in promotional activity in November. The change in gross profit margins for the nine month period is due, in part, to increasing competition in a greater number of markets that the company operates in and an increase in sales of lower margin personal computers in the Company's sales mix. Management expects that gross profit margin in the fourth quarter of fiscal 1995 will be comparable to that of the third quarter.

Sales of extended service plans represented less than 1% of retail sales in all periods presented. Pretax profits from extended service plans, before allocation of any selling, general and administrative expenses, other than direct selling expenses, were $3.9 million and $11.3 million for the third quarter and nine month periods in fiscal 1995, respectively, compared to $3.2 million and $9.4 million, respectively, in the comparable periods of fiscal 1994.

The Company's selling, general and administrative (SG&A) ratio improved to 10.8% of sales in the third quarter compared to 12.4% in the third quarter of last year. For the nine month period, this ratio improved to 12.4% of sales compared to 13.9% in the same period last year. These improvements are primarily the result of the continued leverage of advertising expenditures and fixed costs by increasing the number of stores in existing markets as well as increases in productivity associated with higher sales per store. While the SG&A ratio has improved compared to last year, this expense ratio was impacted, particularly in the third quarter, by the costs of commencing full operations at three new distribution centers and the opening, relocation and remodeling of a total of 52 stores during the quarter. These costs were instrumental in enabling the Company to achieve a strategic position on both coasts and assuring a steady and adequate supply of merchandise to the stores for the holiday season. Management expects that the SG&A ratio should continue to improve as sales per store increase and fixed costs are increasingly leveraged as stores are added to existing markets such as Los Angeles and Washington DC/Baltimore. Fourth quarter SG&A expense will include $9.0 million in amortization of pre-opening costs compared with $4.3 million in the fourth quarter last year, which will impact SG&A by approximately .1% of sales as compared to the fourth quarter last year.

Interest expense was $9.0 million for the quarter compared to $2.6 million for the third quarter of last year and $18.8 million for the nine month period in fiscal 1995 compared to $4.5 million in the same period last year. The increased interest expense is due to higher bank borrowings in this year resulting from an increase in inventory levels due to the opening of larger stores and new distribution centers, and an increase in the overall store merchandise in-stock position. Increased borrowings for store development during the current year and higher interest rates have also contributed to higher interest expense. Additionally, the proceeds from the issuance of $86 million in common stock and a $44 million sale/leaseback transaction in the first half of last year were temporarily invested in short-term investments resulting in higher levels of investment income in the prior year.

The Company's effective tax rate is approximately 39% for all periods presented and represents management's estimate of the expected annual effective tax rate.

FINANCIAL CONDITION

At November 26, 1994, the Company had working capital of $520 million compared to working capital of $363 million at February 1994. The increase is due in large part to the securities offering completed in November which resulted in net proceeds to the Company of approximately $222 million. The proceeds from this long-term financing were used, temporarily, to reduce the seasonal borrowings on the bank credit line as well as to reduce vendor financing.

Inventory increased $853 million from the end of the prior fiscal year. Inventories at the stores increased principally due to the opening of 51 new and 25 remodeled or relocated stores (generally larger in size than existing stores) and a general increase in inventories in existing stores to improve the Company's merchandise in-stock position. The addition of three distribution centers and the expansion of an existing distribution center also contributed to the increase in inventory. Receivables increased $97 million primarily as a result of credit card receivables from the seasonally higher Thanksgiving weekend sales and receivables for store development under the Company's master lease program. Prepaid expenses increased since the prior year end primarily due to the Company's policy of deferring pre-opening expenses associated with new stores. The Company also entered into equipment financing arrangements during the third quarter which resulted in proceeds of approximately
$20 million.

The Company's master lease program, entered into in August 1994, has provided approximately $90 million for the development of new stores and one of the new distribution centers. The capacity of this program is $130 million and the remaining $40 million is expected to be mainly used for store locations to be opened in fiscal 1996.

In the first nine months of fiscal 1995, the Company invested approximately $163 million in capital spending, which includes approximately $65 million for store development. Approximately $18 million of current and prior year capital spending has been recovered through sale/leaseback transactions. The Company currently has additional properties, both open and under development, that it expects to complete sale/leaseback transactions on in the next six months. The Company expects to spend another $40 million in capital expenditures in the fourth quarter, the majority of which will be for site acquisition and development of stores expected to open in fiscal 1996.

Management is evaluating various alternatives to provide financing for future property development. Alternatives currently include traditional sale/leasebacks and programs similar to the existing master lease program.

In November 1994, the Company, through its subsidiary Best Buy Capital, L.P., issued $230 million of convertible monthly income preferred securities. The securities are convertible into shares of the Company's common stock at $45 per share and pay monthly distributions at the rate of 6 1/2% per annum. The proceeds from the issuance of these securities, net of underwriting fees and expenses, were approximately $222 million.

The Company's current revolving credit facility, entered into in July 1994, provides for seasonal borrowings of up to $400 million. The facility expires in June 1996 and the participating lenders have the option to extend the facility for an additional year. The credit agreement requires that borrowings are limited to $50 million once each year for approximately one month.

Management believes that cash generated from operations combined with the proceeds from the securities offering completed in November, funds available through the revolving credit facility and vendor credit and external financing for property development will be sufficient to meet the Company's current operating needs and planned growth.

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

Item 6.             EXHIBITS AND REPORTS ON FORM 8-K:

     a.   Exhibits:                                     Method of Filing
                                                        ----------------

          11.1  Computation of Earnings
                per Common Share                         Filed herewith

          27.1  Financial Data Schedule                  Filed herewith

     b.   Reports on Form 8-K:

          The Company filed a current report on Form 8-K on November 2, 1994 with respect to the offering of convertible preferred securities of one of the Company's subsidiaries.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 BEST BUY CO., INC.
                                 (Registrant)




Date:  January 6, 1995           By: /s/  ALLEN U. LENZMEIER
                                    --------------------------------------------
                                  Allen U. Lenzmeier, Executive Vice
                                   President & Chief Financial Officer
                                   (principal financial officer)




                                 By: /s/  ROBERT C. FOX
                                    --------------------------------------------
                                    Robert C. Fox, Senior Vice President-
                                    Finance & Treasurer (principal accounting
                                    officer)

                                                                    EXHIBIT 11.1
                               BEST BUY CO., INC.

                    COMPUTATION OF EARNINGS PER COMMON SHARE

                      ($ in 000, except per share amounts)

                                   (unaudited)

                                     Three Months Ended    Nine Months Ended
                                   --------------------  -------------------
                                   Nov. 26,   Nov.27,     Nov. 26,  Nov. 27,
                                     1994       1993       1994      1993
                                   --------   --------    --------  --------
Earnings:

  Earnings before cumulative
  effect of change in
  accounting principle             $17,702     $11,161     $29,543  $20,271

  Cumulative effect of
  change in accounting for
  income taxes                                                         (425)
                                   -------     -------     -------  -------

  Net earnings available to
  common shares                    $17,702     $11,161     $29,543  $19,846

                                   -------     -------     -------  -------
                                   -------     -------     -------  -------

Shares (000):

  Weighted average common
  shares outstanding                42,124      41,680      41,951   39,474

  Adjustments:

  Assumed issuance of shares
  purchased under stock
  option plans                       1,474       1,436       1,475    1,232
                                    ------      ------      ------   ------

  Total common equivalent
  shares                            43,598      43,116      43,426   40,706
                                    ------      ------      ------   ------
                                    ------      ------      ------   ------

Earnings per common share:

  Earnings before cumulative
  effect of change in
  accounting principle            $    .41     $   .26     $   .68  $   .50

  Cumulative effect of
  change in accounting for
  income taxes                                                         (.01)
                                  --------     -------     -------  -------

  Net earnings per common
  share                           $    .41     $   .26     $   .68  $   .49
                                  --------     -------     -------  -------
                                  --------     -------     -------  -------

Note: The computation of earnings per common share assuming full dilution is substantially the same as set forth above.