Form 10-K405
BEST BUY CO INC
filed 1995-05-24
CIK 764478

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                  FORM 10-K
(Mark One)
 X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 FOR THE FISCAL YEAR ENDED FEBRUARY 25, 1995
                                      OR
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

                                          Name of each exchange on
      Title of each class                    which registered
   COMMON STOCK, $.10 PAR VALUE         NEW YORK STOCK EXCHANGE
   8-5/8% SENIOR SUBORDINATED NOTES,
      DUE 2000                          NEW YORK STOCK EXCHANGE
   9% SUBORDINATED EXTENDIBLE NOTES,
      DUE 1997                          NEW YORK STOCK EXCHANGE
   6-1/2% CONVERTIBLE MONTHLY INCOME
          PREFERRED SECURITIES           NEW YORK STOCK EXCHANGE

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

The aggregate market value of voting stock held by non-affiliates of the Registrant on May 3, 1995, was approximately $884,961,396. On that date, there were 42,566,390 shares of Common Stock issued and outstanding.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   X
            ---
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's Annual Report to Shareholders for the year ended February 25, 1995 ("Annual Report") are incorporated by reference into Part II.

Portions of the Registrant's Proxy Statement dated May 17, 1995 for the regular meeting of shareholders to be held June 21, 1995 ("Proxy Statement") are incorporated by reference into Part III.

                                    PART I

Item 1.  BUSINESS

General

       Best Buy Co., Inc. (the "Company" or "Best Buy"), is one of the nation's fastest growing specialty retailers. The Company offers a wide selection of name brand consumer electronics, home office equipment, entertainment software and appliances. The Company commenced business in 1966 as an audio component systems retailer, and in the early 1980s, with the introduction of the video cassette recorder, expanded into video products. In 1983, the Company changed its marketing strategy to use mass merchandising techniques for a wider variety of products, and began to operate its stores with a "superstore" format. In 1989, Best Buy dramatically changed its method of retailing by introducing its "Concept II" store format, a self-service, non-commissioned, discount style sales environment designed to give the customer more control over the purchasing process. The Company determined that an increasing number of customers had become knowledgeable enough to select products without the assistance of a commissioned salesperson and preferred to make purchases in a more convenient and customer friendly manner. With its innovative retail format, the Company has moved into a leading position nationally in all of its principal product categories except appliances.

       During the past year, the Company developed a strategy to further enhance its store format. The strategy, known as "Concept III", features a larger, redesigned store format created to produce a more informative and exciting shopping experience for the customer. Through focus group interviews and other research, the Company determined that customers wanted more product information and a larger product selection. In order to meet these evolving consumer preferences, the Company developed interactive Answer Centers featuring touch screen monitors from which customers and sales personnel can immediately access product information. Additionally, the enhanced store format features more hands-on demonstrations allowing customers to, among other things, experience audio and video products such as "surround sound" systems and sample featured compact discs at approximately 100 private listening stations. Finally, these larger stores, generally 45,000 square feet with some as large as 58,000 square feet, accommodate a larger product selection intended to be as good as or better than the largest selection offered by most of Best Buy's competitors in each of its principal product categories. Management continues to evaluate and refine the content and features of these Concept III stores to maximize the revenue and operating profit while providing customers with the most desirable shopping experience. The stores to be opened in fiscal 1996 will incorporate many of the Concept III features when opened and are designed to accommodate all features. The Company will continue to refine the touch screen Answer Center kiosks in the coming year.

      In the last three fiscal years the Company has nearly tripled the number of stores it operates and, as of February 25, 1995, was operating 204 stores from coast to coast. The Company anticipates opening a total of 47 stores in fiscal 1996, including seven stores in the Miami market. By the end of fiscal 1996, the Company expects to operate 251 stores.

Business Strategy

       The Company's business strategy is to offer consumers an enjoyable and convenient shopping experience while maximizing the Company's profitability. Best Buy believes it offers consumers meaningful advantages in store environment, product value, selection and service. An objective of this strategy has been to achieve a dominant share of the markets Best Buy serves. The Company currently holds a leading, and in some cases dominant, share in its markets. The Company's recently introduced Concept III store format uses interactive technology to enhance the customer's shopping experience. As part of its overall strategy, the Company:

       * Offers a self-service, discount style store format, featuring easy to locate product groupings, emphasizing customer choice and product information and providing assistance from non-commissioned product specialists and, in Concept III stores, interactive product displays and information.

       * Provides a large selection of brand name products comparable to retailers that specialize in the Company's principal product categories and seeks to ensure a high level of product availability for customers.

       * Seeks to provide customers with the best product value available in the market area through active comparison shopping programs, daily price changes, lowest price guarantees and special promotions, including interest-free financing, extended warranties generally priced below the competitors and home delivery.

       * Provides a variety of services not offered by certain competitors, including convenient financing programs, product delivery and installation, computer training and post-sale services including repair and warranty services and computer upgrades.

       * Locates stores at sites that are easily accessible from major highways and thoroughfares and seeks to create sufficient concentrations of stores in major markets to maximize the leverage on fixed costs including advertising and operations management.

       * Controls costs and enhances operating efficiency by centrally controlling all buying, merchandising and distribution, and vertically integrating certain support functions such as advertising.

       Best Buy's store format is a key component of its business strategy. The Company believes that because customers are familiar with most of the products the Company sells and are accustomed to discount shopping formats, they increasingly resist efforts to direct their choice of product and appreciate controlling the purchase decision.

       Best Buy continuously evaluates the retail environment and regularly uses focus groups to assess customer preferences. Through these processes, Best Buy concluded that customers want access to more product information in order to be more confident about their purchase decisions. As a result, Best Buy's new Concept III store format features interactive product displays and information including, in selected locations, Answer Centers enabling customers to immediately access product information from touch screen monitors that display informative and entertaining full motion videos. All Concept III stores contain a demonstration area for television "surround sound" systems so that customers can see for themselves how different configurations of audio components enhance sound quality; a simulated, life-size car display that demonstrates differences in car stereo sound resulting from different speaker configurations; a speaker room with a 100 disc CD changer allowing customers to compare speaker quality while listening to their choice of music; approximately 100 private listening posts where customers can sample featured music software; and a "Fun & Games" area where customers and their children can try the latest video games. Best Buy believes that these features further differentiate it from competing retailers and should also provide an advantage for the Company relative to potential future competitors such as catalog and on-line services and television shopping networks.

       The Company's stores are in large, open buildings with high ceilings. Most of Best Buy's existing stores contain approximately 36,000 to 45,000 square feet. The Concept III stores feature specialty areas such as larger viewing rooms for large screen and projection televisions, larger speaker rooms, a separate department for movie videos, a working kitchen for appliance demonstrations and a larger, consolidated accessories department. To accommodate an expanding product selection, as well as these specialty features, approximately half of the stores which the Company plans to open in fiscal 1996 will have approximately 45,000 square feet, with the remaining stores having approximately 58,000 square feet.

       Best Buy's merchandising strategy differs from most other retailers selling comparable merchandise. Best Buy's merchandise is displayed at eye level next to signs identifying the products' major features, with the boxed products available above or below the display model. The Company's salaried product specialists, who are knowledgeable about the operation and features of the merchandise on display, are dedicated to a particular product area for customers who desire assistance. This convenient, self service format allows the customer to carry merchandise directly to the check-out lanes, pay for it and leave the store thus avoiding the time-consuming process used at traditional superstores and catalog showrooms. Certain of the Company's competitors with the traditional superstore format use commissioned sales staffs and have only display models on the selling floor with boxed merchandise stored in a back room. This traditional superstore design allows sales personnel to direct the customer to products selected by the salesperson. At these stores, a salesperson typically will promote products yielding the greatest sales commissions. In addition, unlike Best Buy, these traditional superstores generally stress the sale of extended service plans and have trained their sales staffs to maximize the sale of these plans. The Company offers extended service plans, generally at lower prices than its competitors.

       The Company believes that its advertising strategy has greatly contributed to its overall success. Best Buy spends approximately 3% of store sales on advertising, including the distribution of about 18 million newspaper inserts weekly. The Company has vertically integrated advertising and promotion capabilities and operates its own in-house advertising agency. This capability allows the Company to respond rapidly to competitors in a cost effective manner. In many of its markets, the Company is able to secure and deliver merchandise to its stores and to create, produce and run an advertisement all within a period of less than one week.

       Print advertising consists of four-color weekly inserts of up to 20 pages that emphasize a variety of product categories and feature extensive name brand selection and price range. The Company also produces all of its television and radio commercials, each with a specific marketing message. Television commercials and radio spots account for approximately 35% of total advertising expenditures. The Company is reimbursed by vendors for a substantial portion of advertising expenditures through cooperative advertising arrangements.

       Product service and repair are important aspects of Best Buy's marketing strategy, providing the opportunity to differentiate itself from warehouse clubs and other discount stores which generally provide no such services. Virtually all products sold by the Company carry manufacturers' warranties. The Company offers to service and repair almost all of the products it sells, except major appliances in certain markets, and has been designated by most of its suppliers as an authorized service center. The Company contracts with outside factory service organizations to service and repair major appliances and is expanding its own in-home appliance repair service. In addition, the Company conducts computer software training classes at selected stores and makes its technical support staff available to assist customers with the custom configuration of personal computers and peripheral products. The Company also delivers and installs major appliances and large electronics products and installs car stereos, cellular phones and car security systems.

Product Selection and Merchandising

       Best Buy provides a broad selection of name brand models within each product line in order to provide customers with greater choice. The Company currently offers approximately 4,000 products, exclusive of entertainment software titles and accessories, in its four principal product categories. In addition, the Company continues to expand its selection of accessories, which typically yield a higher margin than most of the Company's other products. The Company believes that this expanded assortment of accessories will build customer traffic for its other products. The Company also aggressively promotes and displays a large selection of lower priced, high volume items, such as blank audio and video tapes, portable audio equipment and photographic equipment.

       The home office category, Best Buy's largest product category, includes personal computers and related peripheral equipment, telephones, cellular phones, answering machines, fax machines, copiers and calculators. The Company was among the first consumer electronics retailers to carry an extensive assortment of personal computer products and related software. The Company believes that it is well positioned to withstand increased competition in the retail market for personal computer products, traditionally low margin items, due to its early entry and experience in the market, its broad product lines, including those that generate higher profit margins, and its relatively low cost structure. In addition, the Company believes that the related services it offers, such as computer training, configuration, maintenance and upgrade, are distinct advantages compared to other discount and mail order computer retailers. The Company also believes that changing technology will continue to be the primary factor in the growth in sales of personal computers and related products in the future. The Company's home office products category includes brand names such as Acer, Apple, AT&T, Canon, Compaq, Epson, Hewlett Packard, IBM, Motorola, NEC, Packard Bell, Panasonic, Sharp and Toshiba.

       Best Buy's second largest product category is consumer electronics, consisting of video and audio equipment. Video products include televisions, video cassette recorders, camcorders and the new satellite dishes that receive direct broadcast satellite television. Audio products include audio components, audio systems, portable audio equipment, car stereos and security systems. The Company has recently expanded its product selection in consumer electronics by offering higher end products and components that have greater appeal to audio and video enthusiasts.

Further, the Company anticipates that with the availability of better picture and sound quality through direct broadcast satellite, it will have more opportunities to sell higher end equipment such as home theaters, "surround sound" systems and in-wall components. The Company sells consumer electronics with brand names such as Aiwa, Bose, Cambridge Soundworks, General Electric, Infinity, JBL, JVC, Magnavox, Panasonic, Pioneer, RCA, Sanyo, Samsung, Sharp, Sony, Technics and Toshiba.

       Best Buy's entertainment software category includes compact discs, pre-recorded audio and video cassettes and computer software. The Company is one of the few large consumer electronics retailers that sells a broad selection of entertainment software in all of its stores. The Company offers from 25,000 to 60,000 titles in its stores with as many as 80,000 titles in its largest Concept III stores. In addition, Best Buy customizes a portion of the music software assortment for a particular store. The Company believes that it has substantially increased customer traffic by offering this wide and customized assortment of entertainment software.

       The major appliance category includes microwave ovens, washing machines, dryers, air conditioners, dishwashers, refrigerators, freezers, ranges and vacuum cleaners. Products in this category include brand names such as Eureka, Frigidaire, Hoover, Maytag, Roper, Sharp, and White-Westinghouse.


       The Company also sells cameras and other photographic equipment, easy to assemble furniture designed for use with computer and audio/video equipment and a broad selection of accessories. The Company continues to evaluate compatible products to maximize the profit from the available space in the larger stores.

       The following table sets forth the approximate percentages of store sales from each of Best Buy's principal product lines.

                                       Fiscal Years Ended
                        -------------------------------------------------------
                        February 27, 1993  February 26, 1994  February 25, 1995
                        -----------------  -----------------  -----------------
Home Office                    27%                35%                37%
Consumer Electronics:
   Video                       26                 22                 20
   Audio                       20                 16                 14
Entertainment
   Software                     9                 12                 14
Major Appliances               11                  9                  8
Other (1)                       7                  6                  7
                              ----               ----               ----
    Total                     100%               100%               100%
                              ----               ----               ----
                              ----               ----               ----

(1) Includes photographic equipment, blank audio and video tapes, video games, furniture and accessories and extended service plans.

Store Locations and Expansion

       The Company's expansion strategy generally has been to enter major metropolitan areas with the simultaneous opening of several stores and then to expand into contiguous non-metropolitan markets. Currently, approximately half of the Company's stores are in non-metropolitan markets. The entry into a new market is preceded by a detailed market analysis which includes a review of competitors, demographics and economic data. Best Buy's store location strategy enables it to increase the effectiveness of advertising expenditures and to create a high level of consumer awareness. In addition, the clustering of stores allows the Company to maintain more effective management control, enhance asset utilization, and utilize its distribution facilities more efficiently.

       When entering a major metropolitan market, the Company establishes a district office, service center and major appliance warehouse. Each new store requires approximately $3.0 to $3.6 million of working capital, depending on the size of the store, for merchandise inventory (net of vendor financing), leasehold improvements, fixtures and equipment. Pre-opening costs of approximately $200,000 per store are incurred in hiring and training new employees and in advertising and are expensed in the year the store is opened.

       Best Buy is continuing its national market expansion. The Company believes it has the necessary distribution and management information systems as well as management experience and depth to support its expansion plans. During fiscal 1995, the Company opened 53 stores, a 35% increase in its store base.
The Company also expanded or relocated 30 stores to larger facilities. The Company expects to open 47 new stores in fiscal 1996 including entry into Miami with seven stores. The Company also expects to continue developing the new markets entered in fiscal 1995 with the planned addition of ten to twelve stores in the Los Angeles market and additional stores in the Baltimore/Washington D.C. market. To further implement the Concept III store format, the Company also plans to reposition another 20 stores in fiscal 1996.

       The following table presents the number and location of stores operated by the Company at the end of each of the last three fiscal years and the number of stores the Company expects to open during the current fiscal year.

                      Number of Stores         Expected     Expected Number of
                     At Fiscal Year End     Store Openings    Stores at End
                     ------------------
                     1993   1994   1995      Fiscal 1996      Of Fiscal 1996
                     ----   ----   ----      -----------      --------------
Texas                 26     28     32             2             34
Illinois              20     30     31             1             32
California            --     --      7            12             19
Ohio                  --      2     12             6             18
Michigan              --     10     14             2             16
Minnesota             14     15     15             -             15
Florida               --     --      3             9             12
Wisconsin             11     11     11             -             11
Georgia               --      7      9             1             10
Missouri              10     10     10             -             10
Indiana                7      7      8             -              8
Maryland              --     --      4             4              8
Arizona               --      6      7             -              7
Colorado               6      6      6             1              7
North Carolina        --     --      3             4              7
Virginia              --     --      5             1              6
Iowa                   5      5      5             -              5
Kansas                 3      4      5             -              5
South Carolina        --     --      3             1              4
Arkansas               1      2      3            --              3
Nebraska               3      3      3            --              3
Oklahoma               3      3      3             -              3
Kentucky              --     --      1             -              1
Nevada                --     --      1             -              1
New Mexico             1      1      1             -              1
North Dakota          --     --      1             -              1
South Dakota           1      1      1             -              1
To be determinted      -      -      -             3              3
                      --     --     --            --             --
  Total              111    151    204            47            251
                     ---    ---    ---            --            ---
                     ---    ---    ---            --            ---

Suppliers, Purchasing and Distribution

       The Company's marketing strategy depends, in part, upon its ability to offer a wide selection of name brand products to its customers and is, therefore, dependent upon satisfactory and stable supplier relationships. In fiscal 1995, Best Buy's 25 largest suppliers accounted for approximately 70% of the merchandise purchased by the Company, with five suppliers, Acer, Hewlett-Packard, Packard Bell, Phillips Consumer Electronics, and Sony, accounting for approximately 31% of the Company's total purchases. The loss of or disruption of supply, including disruptions in supply due to manufacturers' product quality issues, from any one of these major suppliers could have a material adverse effect on the Company's sales. Certain suppliers have, at times, limited or discontinued their supply of products to the Company. While Whirlpool and Dell Computer changed their channels of distribution during the past year and the Company no longer carries these brand names, the Company's operations have not been materially adversely impacted by the loss of supply from these or any other supplier. Best Buy has no long term written contracts with its major suppliers but has not received any indication that any other suppliers will discontinue selling merchandise to the Company. The

Company has not experienced difficulty in maintaining satisfactory sources of supply, and management expects that adequate sources of supply will continue to exist for the types of merchandise sold in its stores.

       Best Buy's centralized buying staff purchases substantially all of the Company's merchandise. The buying staff is responsible for overall inventory management, including promotion planning, pricing and replenishment of store inventory. Generally, with the exception of certain entertainment software, there are no agreements with suppliers for the return of unsold inventory. Merchandise remaining at the time of new product introduction is generally sold on a close-out basis. Revenues from the sale of close-out merchandise have been insignificant.

       The Company has made product availability a high priority and has made significant investments in facilities, personnel and systems to assure that its in-stock position will be among the highest in the industry. The Company utilizes an automatic replenishment system for restocking its stores and is able to deliver products to its stores as required. Replenishment of store inventories is based on inventory levels, historical and projected sales trends, promotions and seasonality. The Company utilizes an extensive merchandise planning and daily inventory monitoring system to manage inventory turns.

       The majority of the Company's merchandise, except for major appliances, is shipped directly from manufacturers to the Company's distribution centers in California, Minnesota, Oklahoma and Virginia. During the last twelve months, the Company increased its permanent distribution space from approximately 500,000 square feet to over 1,800,000 square feet. In addition, the Company recently opened a dedicated distribution center for entertainment software in Minnesota and installed a state-of-the-art sortation system for music software. The Company is currently constructing a fifth distribution center in Findlay, Ohio. This facility will be approximately 780,000 square feet and is expected to open in August 1995. Major appliances are shipped to satellite warehouses in each of the Company's major markets. In order to respond to the need to meet release dates for certain computer products and entertainment software titles, the Company has increased the volume of merchandise shipped directly to the stores from manufacturers and distributors. The Company is, however, still dependent upon the distribution centers for inventory storage and shipment of most merchandise to stores. The Company primarily uses contract carriers to ship merchandise from its distribution centers to its stores. The Company believes that its distribution centers can most effectively service stores within a 600 to 700 mile radius and that its six distribution centers will accommodate the Company's expansion plans for the next year. The Company plans to continue investing in new systems and purchasing material handling equipment to reduce labor costs, improve accuracy in filling orders and enhance space utilization.

Management Information Systems

       Best Buy has invested significant resources to develop proprietary software that provides daily information on sales, gross margins and inventory levels by store and by stockkeeping unit. These systems allow the Company to compare current performance against historical performance and the current year's budget. The systems have been designed to integrate all major aspects of the Company's business including sales, warehousing, distribution, purchasing, inventory control, merchandise planning and replenishment, as well as various financial systems. Best Buy uses point-of-sale bar code scanning from which sales information is polled at the end of each day. The Company's MIS group, in conjunction with the advertising department, has also developed the proprietary technology to be used in the touch screen Answer Centers. The Company uses EDI (Electronic Data Interchange) with selected suppliers for the more efficient transmittal of purchase orders, shipping notices and invoices. The Company believes that the systems it has developed have the ability to continue to improve customer service, operational efficiency, and management's ability to monitor critical performance factors. The systems have been designed to support the growth and expansion of the Company for the foreseeable future. Best Buy is continuing to make investments in designing new systems, modifying existing systems and increasing processing capacity, particularly with respect to distribution, inventory management and store operations.

Store Operations

       Best Buy has developed a standardized and detailed system for operating its stores. The system includes procedures for inventory management, transaction processing, customer relations, store administration and merchandise display. The Company's store operations are organized into three regions. Each region is divided into districts and is under the supervision of a senior vice president who oversees the operation through several regional managers, each of whom has responsibility for a number of districts within the region. District managers monitor store operations closely and meet regularly with store managers to discuss merchandising and new product introductions, sales promotions, customer feedback and requests, store operating performance and other matters. Similar meetings are conducted at the corporate level with regional management. Each district also has a loss prevention manager, with product security controllers employed at each store to control inventory shrinkage. Advertising, pricing and inventory policies are controlled at corporate headquarters. The Company's training, consumer affairs, human resources and store merchandising functions are also centralized at corporate headquarters.

       The Company's stores are open seven days and six evenings a week. A store is typically staffed by one manager, two or three assistant managers, and an average staff ranging from 70 to 140 persons depending on store size. Approximately 60% of a store's staff, which includes product specialists and a support staff of cashiers and customer service and stock handling employees, is employed on a part-time basis. Store managers are paid a salary and have the opportunity to earn bonuses if their stores exceed sales and gross margin quotas, meet certain budget criteria in controlling expenses, and achieve certain administrative goals.

       The Company has an extensive in-house education program to train new employees, keep current employees informed of changes and modifications to its operating procedures and demonstrate new products. The training program includes classes for employees and the use of detailed store manuals and training video tapes produced in-house. Best Buy also provides its store personnel with in-store training in the demonstration and operation of the Company's merchandise, which is enhanced using tests that are administered through the Company's mainframe computer system. The Company also conducts a six-week course of classroom instruction combined with on-the-job training for future management candidates. In fiscal 1996, the Company will introduce a new training program known as Career Path 2000. This program is designed to provide clearly defined steps to improve employee product and store operation knowledge and will enable employees to improve their overall performance and customer service and to plan a career path with the Company. The Company's policy is to staff store management positions with personnel promoted from within each store and to staff new stores from its pool of trained managers. However, as Best Buy expands into new markets, it also recruits local management personnel who have valuable knowledge about the new market.

Credit Policy

       Approximately 35% of store revenues are paid for in cash, with the remaining 65% paid for by either major credit cards or the Best Buy private label credit card. The Company has significantly expanded the use of special financing offers and considers them an important part of its marketing strategy. Generally, the special financing offers allow customers to defer all payments interest-free for 90 days or six months, depending on the price of the product, or to defer interest payments for one year on the purchase of selected products. The special financing offers are provided to customers who qualify for Best Buy's private label credit card. The private label credit card allows these customers to obtain financing on purchases of merchandise at Best Buy stores through arrangements between the Company and independent banks and consumer credit programs. The Company is generally able to qualify a new customer for credit on the spot, typically in less than five minutes. Receivables from private label credit card sales are sold, without recourse to the Company, to unaffiliated third party institutions. The Company receives payment from these institutions within 2 to 3 days following the sale.

Competition

       Retailing in each of the Company's product categories is highly competitive. While overall consumer electronics sales have grown relatively slowly in recent years, the concentration of sales among the top retailers in the industry has increased significantly. The industry's consolidation has been evidenced in the previous two years by the liquidation of Highland Superstores, the closing of 97 Silo stores in many of the markets where the Company competes and the closing of 110 McDuff/Video Concepts (owned by Tandy Corp.) stores in states such as Texas, Colorado and Missouri. The relatively slow industry sales growth is due to market saturation for many consumer electronics products and the general absence of new products in that market. Growth of sales nationally in the home office product category has increased significantly and the Company now competes with an increasing number of retailers and alternative channels of distribution. In addition, the Company believes that consumers have become more knowledgeable and value conscious, thereby putting pressure on profit margins. Management believes that its store format distinguishes the Company from most of its competitors by offering customers a friendlier and less pressured shopping experience. In addition, the Company competes by aggressively advertising and emphasizing product selection, low prices and service.

       Best Buy competes in most of its markets against Sears and Montgomery Ward and in an increasing number of markets against Circuit City and Incredible Universe (owned by Tandy Corp.). It also competes against computer superstores such as Computer City (owned by Tandy Corp.) and CompUSA and entertainment software superstores operated by Musicland, Tower Records and Blockbuster Entertainment. Certain of these competitors have significantly greater financial resources than the Company. The Company also competes against independent dealers, discount stores, wholesale clubs, office products superstores and mass merchandisers. As of February 25, 1995, approximately 60% of the Company's stores compete with Circuit City.

Employees

       As of February 25, 1995, the Company employed approximately 25,300 persons, of whom 13,500 were part-time employees. The Company has never experienced a strike or work stoppage, and management believes that its employee relations are good. There are currently no collective bargaining agreements covering any of the Company's employees.

Item 2.  PROPERTIES

       The Company's stores, most of which are leased, include sales space, inventory storage, management offices and employee areas. All of the leases provide for a fixed minimum rent with scheduled escalation dates and amounts. Leases for 11 of the stores have a percentage rent provision equal to from .75% to 4% of gross sales at each location in excess of certain specified sales amounts. Currently, percentage rent is paid for only eight stores. The initial terms of the leases range from 5 to 25 years and generally allow the Company to renew for up to three additional five-year terms. The terms of a majority of the leases, including renewal options, extend beyond the year 2020.

       The Company leases a 425,000 square foot distribution center in Bloomington, Minnesota, and a 440,000 square foot distribution center in Ardmore, Oklahoma. During fiscal 1995, the Company added a 700,000 square feet distribution center in Staunton, Virginia, a 310,000 square feet distribution center in Ontario, California, and a 240,000 square feet software distribution center in Edina, Minnesota. The Company is constructing a 780,000 square feet distribution facility in Findlay, Ohio, that is expected to open in August 1995. The Company also operates leased satellite warehouses for major appliances in all of its major markets and uses a satellite warehouse operated by a third party in Kansas City. The Company's corporate offices are located in a 260,000 square foot facility it owns in Eden Prairie, Minnesota.

Item 3.  LEGAL PROCEEDINGS

    The Company is a named defendant in a lawsuit against the Company and certain officers filed in the United States District Court for the District of Minnesota. The plaintiffs purport to represent a class consisting of all persons who purchased Best Buy Common Stock during the period from September 20, 1994 through December 1, 1994. The complaint alleges various violations of federal securities laws and seeks damages in an unspecified amount. The matter is in the early stages of discovery. The Company believes that the complaint is without merit, intends to pursue a vigorous defense of the action and believes that the ultimate resolution of the case will not have a material effect on its business or financial position.

   THE EXECUTIVE OFFICERS OF THE REGISTRANT ARE AS FOLLOWS:


                                                                                          Years
                                                                                          with
                                                                                           the
      Name              Age            Position With Company                             Company
      ----              ---            ---------------------                             -------
Richard M. Schulze       54     Founder, Chairman, Chief Executive Officer and Director     28
Bradbury H. Anderson     46     President, Chief Operating Officer and Director             21
Allen U. Lenzmeier       51     Executive Vice President and Chief Financial Officer        10
Wade R. Fenn             36     Senior Vice President - Sales                               14
George S. Fouts          57     Senior Vice President - Sales                                8
Kenneth R. Weller        46     Senior Vice President - Sales                                1
Steven R. Anderson       48     Senior Vice President - MIS and Chief Information Officer    8
Julie M. Engel           34     Senior Vice President - Advertising                         13
Robert C. Fox            44     Senior Vice President - Finance and Treasurer                9
James P. Mixon           50     Senior Vice President - Distribution and Transportation      1
Lee  H. Schoenfeld       42     Senior Vice President - Marketing                           16
Randall K. Zanatta       37     Senior Vice President - General Merchandise Manager         15
_____________________________

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

      JULIE M. ENGEL was promoted to her present position in April 1995. Ms. Engel joined the Company in July 1981 as Advertising Manager, was promoted to Advertising Director in 1984 and became Vice-President - Advertising in April 1987.

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

      RANDALL K. ZANATTA joined the Company in March 1980 and was promoted to his present position in April 1994. Mr. Zanatta initially joined the Company as a salesperson and was promoted to store manager, joined the Company's Marketing Department, becoming a Vice President-Marketing in 1986.


                                   PART II


ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

            The information set forth under the caption "Common Stock Prices" on page 10 of the Annual Report is incorporated herein by reference.

ITEM 6.    SELECTED FINANCIAL DATA

     The information set forth under the caption "Selected Consolidated Financial and Operating Data" on page 5 of the Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information set forth under the caption "Management's Discussion & Analysis of Financial Condition and Results of Operations" on pages 6 through 9 of the Annual Report is incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements required by this Item, listed below, are contained in the Annual Report on the pages thereof indicated, and are expressly incorporated herein by this reference.

                                                               Page No.
                                                               --------

Consolidated balance sheets as of February 25, 1995
 and February 26, 1994                                           11
For the fiscal years ended February 25, 1995,
 February 26, 1994, and February 27, 1993
       Consolidated statements of earnings                       12
       Consolidated statements of cash flows                     13
       Consolidated statements of shareholders'
         equity                                                  14
       Notes to consolidated financial statements              15-19


REPORT OF INDEPENDENT AUDITORS - ERNST & YOUNG LLP

Shareholders and Board of Directors
Best Buy Co., Inc.

We have audited the accompanying consolidated balance sheet of Best Buy Co., Inc. and subsidiaries as of February 25, 1995, and the related consolidated statements of earnings, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We have conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1995 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Best Buy Co., Inc. and subsidiaries at February 25, 1995, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.



ERNST & YOUNG LLP
Minneapolis, Minnesota
April 19, 1995



REPORT OF INDEPENDENT AUDITORS - DELOITTE & TOUCHE LLP

We have audited the accompanying balance sheets of Best Buy Co., Inc. (the Company) as of February 26, 1994 and the related statements of earnings, shareholders' equity, and cash flows for the years ended February 26, 1994 and February 27, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Best Buy Co., Inc., as of February 26, 1994 and the results of its operations and its cash flows for the years ended February 26, 1994 and February 27, 1993, in conformity with generally accepted accounting principles.

As discussed in Note 8 to the financial statements, the Company changed its method of accounting for income taxes during the year ended February 26, 1994.


DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
April 13, 1994

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURE

      On August 16, 1994, the Company dismissed Deloitte & Touche LLP as its independent auditors and retained Ernst & Young LLP. The Audit Committee of the Board of Directors approved the decision to change auditors. The reports of Deloitte & Touche LLP for each of the previous two fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified with respect to uncertainty, audit scope or accounting principle. During the past two fiscal years and through the date of dismissal, there were no disagreements with Deloitte & Touche LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. During the same time period there were no "reportable events" as defined by the Rules and Regulations of the Securities and Exchange Commission.

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

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information set forth under the caption "Security Ownership of Beneficial Owners and Management" on pages 3 through 5 of the Proxy Statement is incorporated herein by reference.

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

      2.    Financial Statement Schedules:

      No schedules have been included since they are either not applicable or the information is included elsewhere herein.

              3.   Exhibits:
                                                                         Method
                                                                           of
               Number    Description                                     filing
               ------    -----------                                     ------

             3.1    Amended and Restated Articles of                       (2)
                    Incorporation, as amended, of Best Buy

             3.2    Certificate of Designation with respect                (1)
                    to Best Buy Series A Cumulative
                    Convertible Preferred Stock, filed
                    November 1, 1994

             3.3    Amended and Restated By-Laws, as                     (1,3,4)
                    amended, of Best Buy

             4.1    Form of Indenture between Best Buy and                 (5)
                    First Trust Company, Inc., relating to
                    $30,000,000 Subordinated Extendible
                    Notes due 1997, dated as of July 1, 1987

             4.2    Note Purchase Agreement with Principal                 (6)
                    Mutual Life Insurance Company, dated as
                    of July 30, 1992

             4.3    Credit Agreement dated July 29, 1994                   (7)
                    between Best Buy and First Bank National
                    Association

             4.4    First Amendment to the Credit Agreement                (1)
                    between Best Buy and First Bank National
                    Association, dated October 5, 1994

             4.5    Second Amendment to the Credit Agreement               (1)
                    between Best Buy and First Bank National
                    Association, dated October 26, 1994

             4.6    Indenture between Best Buy and                         (2)
                    Mercantile Bank of St. Louis N.A.
                    relating to $150,000,000 8-5/8% Senior
                    Subordinated Notes due 2000, dated as of October 12, 1993

             4.7    Amended and Restated Agreement of                      (1)
                    Limited Partnership of Best Buy
                    Capital, L.P., dated as of November 3,
                    1994

             4.8    Indenture between Best Buy, Best Buy                   (1)
                    Capital, L.P., and Harris Trust and
                    Savings Bank relating to $288,227,848
                    6-1/2% Convertible Subordinated
                    Debentures due 2024, dated as of
                    November 3, 1994

             4.9    Guarantee Agreement related to 6-1/2%                  (1)
                    Convertible Monthly Income Preferred
                    Securities of Best Buy Capital, L.P.,
                    dated November 3, 1994

             4.10   Deposit Agreement with respect to Best                 (1)
                    Buy Series A Cumulative Convertible
                    Preferred Stock, dated November 3, 1994

             10.1   1987 Employee Non-Qualified Stock Option               (2)
                     Plan, as amended

             10.2   Amended 1987 Directors' Non-Qualified                  (1)
                    Stock Option Plan, as amended

             10.3   1994 Full-Time Employee Non-Qualified                  (2)
                    Option Stock Plan

             10.4   Resolutions of the Board of Directors                  (1)
                    dated April 10, 1995 implementing the
                    fiscal 1996 bonus program for senior
                    officers

             11.1   Computation of Earnings Per Share                      (1)

             13.1   1995 Annual Report to Shareholders                     (1)

             21.1   Subsidiaries of the Registrant                         (1)

             23.1   Consent of Ernst & Young LLP                           (1)

             23.2   Consent of Deloitte & Touche LLP                       (1)

             27.1   Financial Data Schedule                                (1)

      (1)  Document is filed herewith.

      (2) Exhibits so marked were filed with the Securities and Exchange Commission on May 20, 1994 as exhibits to the Form 10-K of Best Buy Co., Inc. and are incorporated herein by reference and made a part hereof.

      (3) Exhibit so marked was filed with the Securities and Exchange Commission on November 12, 1991, as an exhibit to the Registration Statement on Form S-3 (Registration No. 33-43065) of Best Buy Co., Inc., and is incorporated herein by reference and made a part of hereof.

      (4) Exhibit so marked was filed with the Securities and Exchange Commission on January 13, 1992, as an exhibit to Form 10-Q of Best Buy Co., Inc., and is incorporated herein by reference and made a part hereof.

      (5) Exhibit so marked was filed with the Securities and Exchange Commission on June 19, 1987, as an exhibit to the registration statement on form S-1 (Registration No. 33-15201) of Best Buy Co., Inc., and are incorporated herein by reference and made a part hereof.

      (6) Exhibits so marked were filed with the Securities and Exchange Commission on October 12, 1992, as exhibits to Form 10-Q of Best Buy Co., Inc., and are incorporated herein by reference and made a part hereof.

      (7) Exhibit so marked was filed with the Securities and Exchange Commission on September 30, 1994, as an exhibit to Form 10-Q of Best Buy Co., Inc. and is incorporated herein by reference and made a part hereof.

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

(b)   Reports on Form 8-K

      A Current Report on Form 8-K was filed on December 7, 1994, reporting the lawsuit against the Company alleging various federal securities law violations.

                                 SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          BEST BUY CO., INC.
                                          (Registrant)


                                                By: /s/ RICHARD M. SCHULZE
                                                    ----------------------
                                                    Richard M. Schulze
                                                    Chief Executive Officer
Dated:            May 23, 1995

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on May 23, 1995.


/s/ Richard M. Schulze              Chairman, Chief Executive Officer
------------------------------          and Director (principal executive
      Richard M. Schulze                officer)


/s/ Bradbury H. Anderson            President, Chief Operating Officer
------------------------------          and Director
      Bradbury H. Anderson

/s/ Allen U. Lenzmeier              Executive Vice President and Chief
------------------------------          Financial Officer (principal
      Allen U. Lenzmeier                financial officer)


/s/ Robert C. Fox                   Sr. Vice President - Finance and
------------------------------          Treasurer (principal accounting
      Robert C. Fox                     officer)

/s/ Elliot S. Kaplan
------------------------------      Director
      Elliot S. Kaplan

/s/ Frank D. Trestman
------------------------------      Director
      Frank D. Trestman


------------------------------      Director
      Culver Davis, Jr.


------------------------------      Director
      David Stanley

------------------------------      Director
      James C. Wetherbe