Form 10-K405/A
period 1995-02-25
BEST BUY CO INC
filed 1995-05-30
CIK 764478

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-K/A-1

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

                                 PART III


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

              3.   Exhibits:
                                                                         Method
                                                                           of
               Number    Description                                     filing
               ------    -----------                                     ------

             3.1    Amended and Restated Articles of                       (2)
                    Incorporation, as amended, of Best Buy

             3.2    Certificate of Designation with respect                (1)
                    to Best Buy Series A Cumulative
                    Convertible Preferred Stock, filed
                    November 1, 1994

             3.3    Amended and Restated By-Laws, as                     (1,3,4)
                    amended, of Best Buy

             4.1    Form of Indenture between Best Buy and                 (5)
                    First Trust Company, Inc., relating to
                    $30,000,000 Subordinated Extendible
                    Notes due 1997, dated as of July 1, 1987

             4.2    Note Purchase Agreement with Principal                 (6)
                    Mutual Life Insurance Company, dated as
                    of July 30, 1992

             4.3    Credit Agreement dated July 29, 1994                   (7)
                    between Best Buy and First Bank National
                    Association

             4.4    First Amendment to the Credit Agreement                (1)
                    between Best Buy and First Bank National
                    Association, dated October 5, 1994

             4.5    Second Amendment to the Credit Agreement               (1)
                    between Best Buy and First Bank National
                    Association, dated October 26, 1994

             4.6    Indenture between Best Buy and                         (2)
                    Mercantile Bank of St. Louis N.A.
                    relating to $150,000,000 8-5/8% Senior
                    Subordinated Notes due 2000, dated as of October 12, 1993

             4.7    Amended and Restated Agreement of                      (1)
                    Limited Partnership of Best Buy
                    Capital, L.P., dated as of November 3,
                    1994

             4.8    Indenture between Best Buy, Best Buy                   (1)
                    Capital, L.P., and Harris Trust and
                    Savings Bank relating to $288,227,848
                    6-1/2% Convertible Subordinated
                    Debentures due 2024, dated as of
                    November 3, 1994

             4.9    Guarantee Agreement related to 6-1/2%                  (1)
                    Convertible Monthly Income Preferred
                    Securities of Best Buy Capital, L.P.,
                    dated November 3, 1994

             4.10   Deposit Agreement with respect to Best                 (1)
                    Buy Series A Cumulative Convertible
                    Preferred Stock, dated November 3, 1994

             10.1   1987 Employee Non-Qualified Stock Option               (2)
                     Plan, as amended

             10.2   Amended 1987 Directors' Non-Qualified                  (1)
                    Stock Option Plan, as amended

             10.3   1994 Full-Time Employee Non-Qualified                  (2)
                    Option Stock Plan

             10.4   Resolutions of the Board of Directors                  (1)
                    dated April 10, 1995 implementing the
                    fiscal 1996 bonus program for senior
                    officers

             11.1   Computation of Earnings Per Share                      (1)

             13.1   1995 Annual Report to Shareholders                     (8)

             21.1   Subsidiaries of the Registrant                         (1)

             23.1   Consent of Ernst & Young LLP                           (1)

             23.2   Consent of Deloitte & Touche LLP                       (1)

             27.1   Financial Data Schedule                                (1)

      (1) Exhibits so marked were filed with the Securities and Exchange Commission on May 24, 1995 as exhibits to the Form 10-K of Best Buy Co., Inc. and are incorporated herein by reference and made a part hereof.

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

      (8)   Document is filed herewith.

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

                                 SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          BEST BUY CO., INC.
                                          (Registrant)


                                                By: /s/ RICHARD M. SCHULZE
                                                    ----------------------
                                                    Richard M. Schulze
                                                    Chief Executive Officer

Dated:            May 30, 1995

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on May 30, 1995.


/s/ Richard M. Schulze              Chairman, Chief Executive Officer
- ------------------------------          and Director (principal executive
      Richard M. Schulze                officer)


/s/ Bradbury H. Anderson            President, Chief Operating Officer
- ------------------------------          and Director
      Bradbury H. Anderson

/s/ Allen U. Lenzmeier              Executive Vice President and Chief
- ------------------------------          Financial Officer (principal
      Allen U. Lenzmeier                financial officer)


/s/ Robert C. Fox                   Sr. Vice President - Finance and
- ------------------------------          Treasurer (principal accounting
      Robert C. Fox                     officer)

/s/ Elliot S. Kaplan
- ------------------------------      Director
      Elliot S. Kaplan

/s/ Frank D. Trestman
- ------------------------------      Director
      Frank D. Trestman


- ------------------------------      Director
      Culver Davis, Jr.


- ------------------------------      Director
      David Stanley

- ------------------------------      Director
      James C. Wetherbe