Form 10-Q
period 1995-05-27
BEST BUY CO INC
filed 1995-07-07
CIK 764478

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)
 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
- ---  EXCHANGE ACT OF 1934
For the quarterly period ended May 27, 1995

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


At May 27, 1995, there were 42,594,444 shares of common stock, $.10 par value, outstanding.

                               BEST BUY CO., INC.

                  FORM 10-Q FOR THE QUARTER ENDED MAY 27, 1995


                                      INDEX

                                                                            Page
                                                                            ----

Part I.  Financial Information

         Item 1. Consolidated Financial Statements:

                 a. Consolidated balance sheets as of May 27, 1995,
                      February 25, 1995, and May 28, 1994                   3-4

                 b. Consolidated statements of earnings for the three
                      months ended May 27, 1995, and May 28, 1994           5

                 c. Consolidated statement of changes in shareholders'
                      equity for the three months ended May 27, 1995        6

                 d. Consolidated statements of cash flows for the
                      three months ended May 27, 1995, and
                      May 28, 1994                                          7

                 e. Notes to consolidated financial statements              8

         Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                     9-11


Part II. Other Information

        Item 6.  Exhibits and Reports on Form 8-K                           12


Signatures                                                                  13

                         Part I - Financial Information

Item 1. Consolidated Financial Statements

                               BEST BUY CO., INC.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                      ($ in 000, except per share amounts)

                                                   May 27,        February 25,          May 28,
                                                    1995              1995               1994
                                                 (Unaudited)                          (Unaudited)
                                                 -----------      ------------      -------------
CURRENT ASSETS:
   Cash and cash equivalents                       $   51,669        $  144,700        $   10,226
   Receivables                                        100,005            84,440            64,451
   Recoverable costs from developed
     properties                                       103,523            86,222            42,227
   Merchandise inventories                          1,002,391           907,677           704,518
   Deferred income taxes                               16,218            15,022            14,880
   Prepaid expenses                                     5,439             2,606             1,222
                                                   ----------        ----------        ----------
          Total current assets                      1,279,245         1,240,667           837,524

PROPERTY AND EQUIPMENT, at cost:
   Land and buildings                                  15,414            13,524            13,524
   Property under capital leases                       28,146            27,096            17,908
   Leasehold improvements                              97,770            93,889            64,330
   Furniture, fixtures, and equipment                 208,708           191,084           125,423
                                                   ----------        ----------        ----------
                                                      350,038           325,593           221,185
   Less accumulated depreciation and
     amortization                                     100,785            88,116            68,907
                                                   ----------        ----------        ----------
          Total property and equipment                249,253           237,477           152,278

OTHER ASSETS:
   Deferred income taxes                                9,940             9,223             6,163
   Other assets                                        19,604            19,758             8,765
                                                   ----------        ----------        ----------
          Total other assets                           29,544            28,981            14,928
                                                   ----------        ----------        ----------

TOTAL ASSETS                                       $1,558,042        $1,507,125        $1,004,730
                                                   ----------        ----------        ----------
                                                   ----------        ----------        ----------


                 See notes to consolidated financial statements.

                               BEST BUY CO., INC.

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                      ($ in 000, except per share amounts)

                                                   May 27,        February 25,          May 28,
                                                    1995              1995               1994
                                                 (Unaudited)                          (Unaudited)
                                                 -----------      ------------      -------------
CURRENT LIABILITIES:
   Note payable, bank                              $   50,000                          $   32,500
   Obligations under financing arrangements            41,367        $   81,755            13,558
   Accounts payable                                   448,545           406,682           312,664
   Accrued salaries and related expenses               24,127            23,785            17,213
   Other accrued liabilities                           64,814            65,757            40,179
   Deferred service plan revenue
     and warranty reserve                              26,759            24,942            19,909
   Accrued income taxes                                 3,443            14,979             3,717
   Current portion of long-term debt                   13,664            13,718             9,003
                                                   ----------        ----------        ----------
          Total current liabilities                   672,719           631,618           448,743

Deferred Service Plan Revenue and Warranty
   Reserve, Long-Term                                  45,197            42,138            29,667

Long-Term Debt                                        224,723           227,247           208,711

Convertible Preferred Securities of Subsidiary        230,000           230,000

SHAREHOLDERS' EQUITY:
   Preferred stock, $1.00 par value;
     authorized 400,000 shares; none issued
   Common stock, $.10 par value; authorized
     120,000,000 shares; issued and
     outstanding 42,594,000, 42,216,000,
     and 41,854,000 shares, respectively                4,259             4,221             4,185
   Additional paid-in capital                         233,553           228,982           223,915
   Retained earnings                                  147,591           142,919            89,509
                                                   ----------        ----------        ----------
          Total shareholders' equity                  385,403           376,122           317,609
                                                   ----------        ----------        ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $1,558,042        $1,507,125        $1,004,730
                                                   ----------        ----------        ----------
                                                   ----------        ----------        ----------


                 See notes to consolidated financial statements.

                               BEST BUY CO., INC.

                       CONSOLIDATED STATEMENTS OF EARNINGS

                      ($ in 000, except per share amounts)

                                   (Unaudited)


                                                          Three Months Ended
                                                      --------------------------
                                                         May 27,       May 28,
                                                          1995          1994
                                                      ------------  ------------
Revenues                                               $1,274,696     $849,403

Cost of goods sold                                      1,092,408      730,451
                                                       ----------     --------
Gross profit                                              182,288      118,952

Selling, general and administrative
     expenses                                             165,925      107,266
                                                       ----------     --------
Income from operations                                     16,363       11,686

Interest expense, net                                       8,616        4,676
                                                       ----------     --------

Net earnings before income taxes                            7,747        7,010

Income taxes                                                3,075        2,769
                                                       ----------     --------
Net earnings                                           $    4,672     $  4,241
                                                       ----------     --------
                                                       ----------     --------

Net earnings per share                                 $      .11     $    .10
                                                       ----------     --------
                                                       ----------     --------

Weighted average common shares
     outstanding (000)                                     43,423       43,257
                                                       ----------     --------
                                                       ----------     --------


                 See notes to consolidated financial statements.

                               BEST BUY CO., INC.

            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                     FOR THE THREE MONTHS ENDED MAY 27, 1995

                                   ($ in 000)

                                   (unaudited)


                                                      Additional
                                                        paid in       Retained
                                     Common stock       capital       earnings
                                     ------------    ------------   ------------
Balance, February 25, 1995              $4,211         $228,982       $142,919

Stock options exercised                     38            4,571

Net earnings, three months ended
  May 27, 1995                                                           4,672
                                        ------         --------       --------

Balance, May 27, 1995                   $4,259         $233,553       $147,591
                                        ------         --------       --------
                                        ------         --------       --------


                 See notes to consolidated financial statements.

                                BEST BUY CO., INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   ($ in 000)

                                   (unaudited)

                                                                              Three Months Ended
                                                                         -----------------------------

                                                                           May 27,            May 28,
                                                                            1995               1994
                                                                         ----------         ----------
OPERATING ACTIVITIES:
      Net earnings                                                         $ 4,672            $ 4,241
      Charges to earnings not affecting cash:
         Depreciation and amortization                                      12,763              8,139
                                                                            ------             ------
                                                                            17,435             12,380
      Changes in operating assets and liabilities:
         Receivables                                                       (15,565)           (11,507)
         Merchandise inventories                                           (94,714)           (66,568)
         Prepaid income taxes and expenses                                  (4,746)            (1,343)
         Accounts payable                                                   41,863             18,604
         Accrued salaries and related expenses                                 342             (2,106)
         Other current liabilities                                          (9,482)            (4,509)
         Deferred service plan revenue and warranty
             reserve                                                         4,876              2,219
             Total cash used in operating activities                       -------            -------
                                                                           (59,991)           (52,830)
INVESTING ACTIVITIES:
      Additions to property and equipment                                  (23,489)           (25,231)
      Recoverable costs from developed properties                          (17,301)            (4,521)
      (Increase) decrease in other assets                                      154               (683)
                                                                           -------            -------
             Total cash used in investing activities                       (40,636)           (30,435)

FINANCING ACTIVITIES:
      Common stock issued                                                    1,612                772
      Borrowings on revolving credit line, net                              50,000             32,500
      Payments on long-term debt                                            (3,628)            (2,055)
      (Decrease) increase in obligations under
         financing arrangements                                            (40,388)             2,402
                                                                           -------            -------
             Total cash provided by
               financing activities                                          7,596             33,619
                                                                           -------            -------

DECREASE IN CASH AND CASH EQUIVALENTS                                      (93,031)           (49,646)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                           144,700             59,872
                                                                           -------            -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $51,669            $10,226
                                                                           -------            -------
                                                                           -------            -------


Amounts in this statement are presented on a cash basis and therefore may differ from those shown in other sections of this quarterly report.

Supplemental cash flow information:

      Cash paid during the period for:
         Interest                                                          $11,105            $ 6,765
         Income taxes                                                      $13,273            $10,470

                 See notes to consolidated financial statements.

                               BEST BUY CO., INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION:

     The consolidated balance sheets as of May 27, 1995, and May 28, 1994, the related consolidated statements of earnings and cash flows for the three months ended May 27, 1995, and May 28, 1994, and the consolidated statement of changes in shareholders' equity for the three months ended May 27, 1995, are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included and were normal and recurring in nature. Interim results are not necessarily indicative of results for a full year. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's Annual Report to Shareholders for the fiscal year ended February 25, 1995.


2.   RECLASSIFICATION:

     Certain prior year amounts have been reclassified to conform to current year presentation.


3.   INCOME TAXES:

     Income taxes are provided on an interim basis based upon management's estimate of the annual effective tax rate.


4.   STOCK SPLIT:

     The Company effected a two-for-one stock split in the form of a stock dividend in April 1994. All common share and per share data reflect this stock split.


5.   EARNINGS PER SHARE:

     Earnings per share relate to fully diluted earnings per share.

                               BEST BUY CO., INC.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Net earnings for the first quarter were $4,672,000, or $.11 per share, compared to net earnings of $4,241,000, or $.10 per share, in the comparable period last year. Operating income increased 40% over the first quarter of last year. Higher interest expense reduced the impact of the improvement on net earnings.

Revenues increased 50% to $1.275 billion from $849 million in last year's first quarter. This increase in revenues is the result of a comparable store sales increase of 6% and the revenues generated from the 60 stores opened in the past 12 months. Comparable store sales growth in the first quarter of last year was 37% due, in part, to the significant expansion of the lines of personal computers that the Company carries. Absent significant changes in the economy, the Company expects comparable store sales increases to remain in the single digit range throughout most of the current fiscal year, more in line with industry averages. The mix of product sales continues to reflect an increasing contribution of home office and entertainment software categories which comprised 40% and 16% of total sales, respectively, for the quarter. The Company expects the launch of Microsoft's "Windows '95" software, scheduled for late August, to increase the contribution of these two categories beginning in the third quarter by generating additional computer software as well as hardware revenues. In addition, the Company has announced that late in the second quarter it will begin selling office supplies as a logical extension of its home office product category.

Gross profit margin was 14.3% of sales for the first quarter of this year, up from the 14.0% in the first quarter of last year and 13.6% for fiscal 1995. The improvement was primarily due to Company initiatives directed at increasing gross profit margins, including increased levels of customer service to enhance sales of certain products and services. Although margins improved, competition remains strong, particularly in the home office and entertainment software categories. While the Company continues to develop the initiatives instituted in the first quarter, the continuing competitive environment, a slowing economy and promotional pricing associated with new store openings will impact gross profit margins achieved.

     Selling, general and administrative (SG&A) expenses were 13.0% of sales compared to 12.6% of sales in the same period last year. The higher expense ratio was the result of the higher costs associated with the new markets entered in the past year. The fixed costs of the larger 45,000 and 58,000 square foot stores opened last year, the distribution capacity added last year and the higher cost of advertising associated with the new markets, which are not yet fully developed, contributed to the reduction in leverage during the seasonally slower first quarter of the fiscal year. Management does not expect improvement in the SG&A percentage until the third quarter of this year when activity levels increase and leverage from additional new stores is anticipated.

Extended service plan revenues represented less than 1% of revenues for the first quarter of 1996 and 1995. Profit earned on extended service plans contributed $4.2 million and $3.7 million to the Company's operating income in the first quarter of fiscal 1996 and 1995, respectively. This profit is before the allocation of any selling, general or administrative expenses, except for direct selling expenses.

Interest expense increased to $8.6 million in the first quarter of this year compared to $4.7 million in the first quarter of last year. The increase is primarily attributable to interest on the $230 million convertible preferred securities issued in November 1994.

Income tax expense in the first quarter was 39.7% of pre-tax income compared to 38.7% in the last fiscal year. The increase in the effective tax rate is primarily a result of the elimination of the targeted jobs tax credit, which expired December 31, 1994.


FINANCIAL CONDITION

Total assets and working capital at May 27, 1995 were basically unchanged from February 25, 1995. During the first quarter inventories increased $94 million principally in support of the new stores opened in the quarter and also due to higher levels of new models of personal computers and an increase in seasonal appliances as compared to the fiscal year end. The increased inventory levels were funded through cash and the Company's credit facilities, as vendor provided financing was unchanged during the quarter. Higher credit card sales at the end of the period, due to the increased sales level, were responsible for the majority of the increase in receivables compared to the end of the prior year.

The Company opened nine new stores in the first quarter, including seven in the new market of Miami late in the quarter. An additional 38 new stores are planned for the remainder of the fiscal year with the majority of these stores scheduled to open in existing markets. In addition to the new stores the Company plans to expand or relocate approximately 20 stores during the remainder of the fiscal year.

Approximately 20 of the new or relocated stores, as well as a new distribution center in Findlay, Ohio, have been or will be developed by the Company. Following development of the properties, the Company expects to recover the development costs through long-term sale/leaseback financing. At the end of the first quarter eleven owned store locations, aggregating approximately $60 million in cost, were under contract to sell and lease back. The majority of the proceeds from the sale of these properties is expected in the second quarter. Management is in the process of establishing a program with an investment banking firm to sell and lease back the majority of the other owned store locations and the new distribution facility. Costs of development of these properties are classified as current assets and are included in recoverable costs from developed properties.

Management expects capital expenditures for this fiscal year will be approximately $100 million. This amount is net of the expected expenditure and recovery of costs from the sale and lease back of developed properties.

Management believes that inventory credit facilities combined with long term real estate development financing, primarily through sale/leasebacks, and cash generated from operations will be sufficient to meet the Company's financing needs for the current fiscal year.

                               BEST BUY CO., INC.


                           Part II - Other Information

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K:

     a.   Exhibits:
                                                            Method of Filing
                                                            ----------------
          11.1   Computation of net earnings
                 per common share                             Filed herewith

          27.1   Financial Data Schedule                      Filed herewith
     b.   Reports on Form 8-K:

          No reports on Form 8-K were filed during the period.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   BEST BUY CO., INC.
                                   (Registrant)



Date: July 7, 1995                 By: /s/  ALLEN U. LENZMEIER
                                      -----------------------------------------
                                      Allen U. Lenzmeier, Executive Vice
                                      President & Chief Financial Officer
                                      (principal financial officer)




                                   By: /s/  ROBERT C. FOX
                                      -----------------------------------------
                                      Robert C. Fox, Senior Vice President-
                                      Finance & Treasurer (principal
                                      accounting officer)