Form 10-Q
period 1995-08-26
BEST BUY CO INC
filed 1995-10-10
CIK 764478

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                    FORM 10-Q

(Mark One)
X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934
For the quarterly period ended August 26, 1995

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934
For the transition period from _______________  to_________________

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


     At August 26, 1995, there were 42,670,147 shares of common stock, $.10 par value, outstanding.

                               BEST BUY CO., INC.

                 FORM 10-Q FOR THE QUARTER ENDED AUGUST 26, 1995


                                      INDEX

                                                                           Page

Part I. Financial Information

       Item 1. Consolidated Financial Statements:

               a.  Consolidated balance sheets as of August 26, 1995,       3-4
                     February 25, 1995, and August 27, 1994

               b.  Consolidated statements of earnings for the three        5
                     and six months ended August 26, 1995, and August 27, 1994

               c.  Consolidated statement of changes in shareholders'       6
                     equity for the six months ended August 26, 1995

               d.  Consolidated statements of cash flows for the            7
                     six months ended August 26, 1995, and
                     August 27, 1994

               e.  Notes to consolidated financial statements               8

       Item 2. Management's Discussion and Analysis of Financial            9-11
                 Condition and Results of Operations


Part II.  Other Information

       Item 4. Submission of Matters to a Vote of Security Holders          12

       Item 6. Exhibits and Reports on Form 8-K                             13


Signatures                                                                  14

                         Part I - Financial Information

  Item 1.      Consolidated Financial Statements

                               BEST BUY CO., INC.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                      ($ in 000, except per share amounts)



                                                   August 26,         February 25,         August 27,
                                                      1995                1995                1994
                                                  (Unaudited)                             (Unaudited)
                                                  ----------         -----------         -----------
CURRENT ASSETS:
   Cash and cash equivalents                      $   43,693          $  144,700          $   47,427
   Receivables                                       116,474              84,440              67,202
   Recoverable costs from developed
     properties                                      147,182              86,222              83,060
   Merchandise inventories                         1,269,060             907,677             863,500
   Deferred income taxes                              18,009              15,022              14,157
   Prepaid expenses                                    7,035               2,606               5,958
                                                  ----------         -----------         -----------
        Total current assets                       1,601,453           1,240,667           1,081,304
PROPERTY AND EQUIPMENT, at cost:
   Land and buildings                                 15,414              13,524              13,524
   Property under capital leases                      28,435              27,096              21,902
   Leasehold improvements                            107,177              93,889              69,079
   Furniture, fixtures, and equipment                229,006             191,084             145,449
                                                  ----------         -----------         -----------
                                                     380,032             325,593             249,954
   Less accumulated depreciation and
      amortization                                   111,212              88,116              77,286
                                                  ----------         -----------         -----------
        Total property and equipment                 268,820             237,477             172,668

OTHER ASSETS:
   Deferred income taxes                              11,058               9,223               8,105
   Other assets                                       20,151              19,758               8,828
                                                  ----------         -----------         -----------
        Total other assets                            31,209              28,981              16,933
                                                  ----------         -----------         -----------

TOTAL ASSETS                                     $ 1,901,482          $1,507,125          $1,270,905
                                                  ----------         -----------         -----------
                                                  ----------         -----------         -----------



                 See notes to consolidated financial statements.

                               BEST BUY CO., INC.

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                      ($ in 000, except per share amounts)



                                                                      August 26,       February 25,  August 27,
                                                                         1995             1995          1994
                                                                      (unaudited)                    (unaudited)
                                                                     -----------      -----------   ------------
CURRENT LIABILITIES:
     Note payable, bank                                               $  150,000                      $   95,000
     Obligations under financing arrangements                             22,851       $   81,755         23,713
     Accounts payable                                                    662,257          406,682        481,440
     Accrued salaries and related expenses                                28,801           23,785         19,181
     Other accrued liabilities                                            99,140           65,757         47,524
     Deferred service plan revenue
        and warranty reserve                                              28,645           24,942         20,774
     Accrued income taxes                                                  2,641           14,979          3,583
     Current portion of long-term debt                                    23,124           13,718          9,144
                                                                      ----------       ----------     ----------
            Total current liabilities                                  1,017,459          631,618        700,359
Deferred Service Plan Revenue and Warranty
        Reserve, Long-Term                                                49,558           42,138         31,887
Long-Term Debt                                                           212,143          227,247        211,013

Convertible Preferred Securities of Subsidiary                           230,000          230,000
SHAREHOLDERS' EQUITY:
     Preferred stock, $1.00 par value;
        authorized 400,000 shares; none issued
     Common stock, $.10 par value; authorized
        120,000,000 shares; issued and
        outstanding 42,670,000, 42,216,000,
        and 42,067,000 shares, respectively                                4,267            4,221          4,207
     Additional paid-in capital                                          234,750          228,982        226,330
     Retained earnings                                                   153,305          142,919         97,109
                                                                      ----------       ----------     ----------
                  Total shareholders' equity                             392,322          376,122        327,646
                                                                      ----------       ----------     ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $1,901,482       $1,507,125     $1,270,905
                                                                      ----------       ----------     ----------
                                                                      ----------       ----------     ----------



                 See notes to consolidated financial statements.

                               BEST BUY CO., INC.

                       CONSOLIDATED STATEMENTS OF EARNINGS

                      ($ in 000, except per share amounts)

                                   (Unaudited)



                                                    Three Months Ended                       Six Months Ended
                                             -------------------------------         -------------------------------
                                              August 26,          August 27,          August 26,          August 27,
                                                1995                1994                1995                1994
                                             ----------          ----------          ----------          ----------
Revenues                                     $1,437,911          $  933,172          $2,712,607          $1,782,575
Cost of goods sold                            1,241,290             800,988           2,333,698           1,531,439
                                             ----------          ----------          ----------          ----------
Gross profit                                    196,621             132,184             378,909             251,136
Selling, general and
    administrative expenses                     177,418             114,525             343,343             221,791
                                             ----------          ----------          ----------          ----------

Income from operations                           19,203              17,659              35,566              29,345
Interest expense, net                             9,726               5,099              18,342               9,775
                                             ----------          ----------          ----------          ----------
Net earnings before income taxes                  9,477              12,560              17,224              19,570
Income taxes                                      3,763               4,960               6,838               7,729
                                             ----------          ----------          ----------          ----------
Net earnings                                 $    5,714          $    7,600          $   10,386          $   11,841
                                             ----------          ----------          ----------          ----------
                                             ----------          ----------          ----------          ----------

Net earnings per share                       $      .13          $      .18          $      .24          $      .27
                                             ----------          ----------          ----------          ----------
                                             ----------          ----------          ----------          ----------
Weighted average common shares
    outstanding (000)                            43,623              43,208              43,622              43,226
                                             ----------          ----------          ----------          ----------
                                             ----------          ----------          ----------          ----------



                 See notes to consolidated financial statements.

                               BEST BUY CO., INC.

            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                    FOR THE SIX MONTHS ENDED AUGUST 26, 1995

                                   ($ in 000)

                                   (unaudited)


                                                                    Additional
                                                                      paid in          Retained
                                                  Common stock        capital          earnings
                                                  -------------     ----------        ---------
Balance, February 25, 1995                            $4,211          $228,982         $142,919

Stock options exercised                                   56             5,768

Net earnings, six months ended
  August 26, 1995                                                                        10,386
                                                     -------          --------         --------
Balance, August 26, 1995                              $4,267          $234,750         $153,305
                                                     -------          --------         --------
                                                     -------          --------         --------



                 See notes to consolidated financial statements.

                               BEST BUY CO., INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   ($ in 000)

                                   (unaudited)


                                                                                   Six Months Ended
                                                                             ------------------------------
                                                                             August 26,          August 27,
                                                                                1995                1994
                                                                             ----------          ----------
OPERATING ACTIVITIES:
     Net earnings                                                            $ 10,386            $ 11,841
     Charges to earnings not affecting cash:
        Depreciation and amortization                                          25,971              16,628
                                                                             --------            --------
                                                                               36,357              28,469
     Changes in operating assets and liabilities:
         Receivables                                                          (32,034)            (14,258)
         Merchandise inventories                                             (361,383)           (225,550)
         Prepaid income taxes and expenses                                     (9,251)             (7,298)
         Accounts payable                                                     255,575             187,380
         Accrued salaries and related expenses                                  5,016                (138)
         Other current liabilities                                             24,546               4,501
         Deferred service plan revenue and warranty
            reserve                                                            11,123               5,305
                                                                             --------            --------
            Total cash used in operating activities                           (70,051)            (21,589)
INVESTING ACTIVITIES:
         Additions to property and equipment                                  (55,682)            (44,524)
         Increase in recoverable costs from developed properties              (60,960)            (50,054)
         Increase in other assets                                                (393)               (747)
                                                                             --------            --------
            Total cash used in investing activities                          (117,035)            (95,325)

FINANCING ACTIVITIES:
         Common stock issued                                                    2,314               1,519
         Borrowings on revolving credit line, net                             150,000              95,000
         Repayments of long-term debt                                          (7,331)             (4,607)
         (Decrease)increase in obligations under
            financing arrangements                                            (58,904)             12,557
                                                                             --------            --------
               Total cash provided by financing activities                     86,079             104,469
                                                                             --------            --------

DECREASE IN CASH AND CASH EQUIVALENTS                                        (101,007)            (12,445)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                              144,700              59,872
                                                                             --------            --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $ 43,693            $ 47,427
                                                                             --------            --------
                                                                             --------            --------
Amounts in this statement are presented on a cash basis and therefore may differ from those shown in other sections of this quarterly report.

Supplemental cash flow information:
      Cash paid during the period for:
           Interest                                                          $ 18,805            $  9,423
           Income taxes                                                      $ 20,165            $ 15,093


                 See notes to consolidated financial statements.

                               BEST BUY CO., INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION:

     The consolidated balance sheets as of August 26, 1995, and August 27, 1994, the related consolidated statements of earnings for the three and six months ended August 26, 1995, and August 27, 1994, the consolidated statements of cash flows for the six months ended August 26, 1995 and August 27, 1994, and the consolidated statement of changes in shareholders' equity for the six months ended August 26, 1995, are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included and were normal and recurring in nature. Interim results are not necessarily indicative of results for a full year. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's Annual Report to Shareholders for the fiscal year ended
     February 25, 1995.


2.   RECLASSIFICATION:

     Certain prior year amounts have been reclassified to conform to current year presentation.


3.   NOTE PAYABLE, BANK:

     On August 25, 1995 the Company expanded and extended its bank line of credit to allow for seasonal borrowings up to $550 million with a maturity of June, 1998.

4.   INCOME TAXES:

     Income taxes are provided on an interim basis based upon management's estimate of the annual effective tax rate.

                               BEST BUY CO., INC.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Earnings for the second quarter of fiscal 1996 were $5,714,000, or $.13 per share, compared to $7,600,000, or $.18 per share, for the same period last year. For the six month period, earnings were $10,386,000, or $.24 per share, compared to $11,841,000, or $.27 per share, last year. The impact of higher revenues on earnings compared to the prior year was reduced by higher interest expense and, in the second quarter, a lower gross profit margin.

Revenues of $1.438 billion in the second quarter represent a 54% increase compared to the same period last year. For the year, revenues of $2.713 billion were up 52% over the prior year. The increased revenues are the result of opening 56 stores over the last twelve months as well as a comparable store sales increase of 7% for the quarter and the six month period. These comparable store sales increases are on top of comparable sales increases of 18% and 26% for the quarter and the six months, respectively, last year. The comparable store sales percentage increases this year are more in line with retailing in general and are the result of a slower economy. During the second quarter, the Company opened 11 stores including three in North Carolina, two in the Los Angeles area, and two in Ohio. In addition, the Company also added one store in each of the following states: South Carolina, Missouri, Michigan, and Texas. As of August 26, 1995, the Company operated 224 stores, compared to 168 stores as of August 27, 1994. Office supplies were introduced late in the second quarter this year as a logical extension of the home office product category although these products are not expected to have a large impact on revenues during this fiscal year. Retail store sales mix by major product category for the second quarter and six month period is as follows:


                                         Second Quarter Ended       Six Month Period Ended
                                        ----------------------      ----------------------
                                        8/26/95        8/27/94        8/26/95   8/27/94
                                        -------        -------        -------   --------
Home Office                               40%            33%            40%       35%

Consumer Electronics:
  Audio                                   13%            14%            13%       14%
  Video                                   17%            21%            18%       21%

Appliances                                10%            11%             9%       10%
Entertainment Software                    15%            14%            15%       14%
Other                                      5%             7%             5%        6%
                                         ----           ----           ----      ----
  Total                                  100%           100%           100%      100%
                                         ----           ----          -----      ----
                                         ----           ----          -----      ----

Gross profit margins were 13.7% and 14.0% for the quarter and the six month period, respectively, compared to 14.2% and 14.1% for the same periods, respectively, last year. The continued pressure on margins from personal computers, along with their increasing percent of total Company sales impacted the overall Company margin in the second quarter and for the year. The market for personal computers continues to be highly promotional with retailers offering, at times, free peripheral equipment to generate sales and store traffic to maintain market share.

Selling, general and administrative expenses remained relatively constant as a percent of sales at 12.3% for the second quarter and 12.7% for the year, compared to 12.3% and 12.4% for the same periods, respectively, last year. The unchanged expense ratio in the second quarter and reduction in leverage for the six month period were mainly the result of costs associated with the new, more expensive markets entered and larger stores opened in the last year. Additional stores opening in some markets not fully developed, such as Los Angeles and Baltimore/Washington D.C., and seasonally higher revenues are expected to improve the operating expense ratio in the second half of this year.

Extended service plan revenues represented less than 1% of revenues for all periods presented. Profit earned on extended service plans contributed $4.3 million and $8.5 million to the Company's operating income in the second quarter and six month period, respectively. Profit earned on extended service plans was $3.7 million and $7.4 million for the second quarter and six month period, respectively, last year. This profit is before the allocation of any selling, general or administrative expenses, except for direct selling expenses.

Interest expense was $9.7 million in the second quarter compared to $5.1 million for the second quarter last year and $18.3 million for the six month period compared to $9.8 million for the same period last year. The increase in interest is mainly due to interest related to $230 million of convertible preferred securities issued in November 1994.

Income taxes for the first half of this year were 39.7% of pre-tax income compared to 38.7% for fiscal 1995. The increased tax rate is due primarily to the elimination of the targeted jobs tax credit, which expired December 31, 1994.


FINANCIAL CONDITION

Working capital at August 26, 1995 was $584 million compared to $609 million at February 25, 1995. Inventory increased $361 million principally supporting additional stores, a seasonally higher sales rate, and higher levels of inventory in existing stores associated with the introduction of office supplies and "Windows `95" products. Higher credit card sales resulting from promotional activity in the last few days of the period account for the majority of the increase in receivables.

Recoverable costs from developed properties increased $61 million from the end of the prior fiscal year. The increase is related to development costs for fiscal 1996 stores and the development costs of a new distribution center in Ohio. The Company has completed the sale/leaseback of nine stores to date generating nearly $50 million in proceeds. In addition, the Company has engaged an investment bank to market a multiple property sale/leaseback which is expected to generate approximately $90 million by the end of the year. The remainder of the recoverable store development costs are expected to be recovered in single store sale/leaseback transactions by the end of the fiscal year.

During the second quarter, the Company opened eleven stores bringing the total store openings through the first half of the year to 20. In addition, the Company relocated or remodeled five stores. The Company expects to open another 27 stores and remodel or relocate an additional 11 stores during the third quarter. Third quarter store openings will include additional stores in Los Angeles and Baltimore/Washington D.C. and entry into the Cincinnati market.

In August, the Company completed an expansion and extension of its bank revolving credit agreement which increased the seasonally available line to $550 million and extended the maturity to June 1998. The agreement contains a "clean down" period of 45 days during which the borrowings cannot exceed $50 million.

Management believes that the bank revolving line of credit, and inventory credit facilities, combined with long term real estate development financing and cash generated from operations will be sufficient to meet the Company's financing needs for the current fiscal year.

                               BEST BUY CO., INC.

                           PART II - Other Information


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a) The Regular Meeting of the Shareholders of the Company was held June 21, 1995. The following individuals were elected at the meeting as Directors of the Company to serve until the 1997 Regular Meeting of Shareholders. Shares voted in favor of these directors and shares withheld were as follows:


Culver Davis, Jr.

     Shares For               39,119,680
     Shares Withheld             120,293


Elliot S. Kaplan

     Shares For               39,117,915
     Shares Withheld             122,058


Richard M. Schulze

     Shares For               39,119,265
     Shares Withheld             120,708



Other matters voted on and the results of voting were as follows:

Shareholders ratified the appointment by the Board of Directors of Ernst & Young, LLP as the corporation's independent auditor for the fiscal year beginning February 26, 1995, with shares voted as follows:

     Shares For          37,703,676
     Shares Against          14,797
     Shares Abstaining       20,765

Shareholders approved an amendment to the Company's bonus program for senior officers, with shares voted as follows:

     Shares For          37,810,257
     Shares Against         809,458
     Shares Abstaining      583,258

                               BEST BUY CO., INC.



Item 6.   EXHIBITS AND REPORTS ON FORM 8-K:

     a.   Exhibits:                                         Method of Filing
                                                            ----------------

          4.1    Amended and Restated Credit Agreement      Filed herewith
                 dated August 25, 1995 between
                 Best Buy Co., Inc. and First Bank
                 National Association

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


                                   BEST BUY CO., INC.
                                   (Registrant)




Date: October 10, 1995             By: /s/  ALLEN U. LENZMEIER
                                      -------------------------------------
                                      Allen U. Lenzmeier, Executive Vice
                                      President & Chief Financial Officer
                                     (principal financial officer)





                                   By: /s/  ROBERT C. FOX
                                      -------------------------------------
                                      Robert C. Fox, Senior Vice President-
                                      Finance & Treasurer (principal
                                      accounting officer)