Form 10-Q
period 1995-11-25
BEST BUY CO INC
filed 1996-01-05
CIK 764478

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549
                                FORM 10-Q

(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934
For the quarterly period ended November 25, 1995

                                     OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934
For the transition period from_______________________to____________________


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


At November 25, 1995, there were 42,705,224 shares of common stock, $.10 par value, outstanding.

                              BEST BUY CO., INC.

               FORM 10-Q FOR THE QUARTER ENDED NOVEMBER 25, 1995



                                    INDEX
                                    -----

                                                                         PAGE
                                                                         ----
Part I.  Financial Information

         Item 1.  Consolidated Financial Statements:

                  a. Consolidated balance sheets as of                   3-4
                       November 25, 1995, February 25, 1995,
                       and November 26, 1994

                  b. Consolidated statements of earnings for the         5
                       three and nine months ended
                       November 25, 1995, and November 26, 1994

                  c. Consolidated statement of changes in                6
                       shareholders' equity for the nine
                       months ended November 25, 1995

                  d. Consolidated statements of cash flows for           7
                       the nine months ended November 25, 1995, and November 26, 1994

                  e. Notes to interim consolidated
                       financial statements                              8

         Item 2. Management's Discussion and Analysis of Financial       9-12
                    Condition and Results of Operations

Part II.  Other Information

         Item 6. Exhibits and Reports on Form 8-K                        13

Signatures                                                               14

                        PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                               BEST BUY CO., INC.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                        ($ in 000, except per share amounts)


                                                      NOVEMBER 25,      FEBRUARY 25,      NOVEMBER 26,
                                                          1995              1995              1994
                                                       (UNAUDITED)                         (UNAUDITED)
                                                      ------------      ------------      ------------
CURRENT ASSETS:
  Cash and cash equivalents                             $  107,041        $  144,700        $   20,478
  Receivables                                              191,920            84,440           126,803
  Recoverable costs from developed
    properties                                             129,302            86,222            94,331
  Merchandise inventories                                1,973,967           907,677         1,491,080
  Deferred income taxes                                     21,728            15,022            16,026
  Prepaid expenses                                           8,249             2,606            10,517
                                                        ----------        ----------        ----------
          Total current assets                           2,432,207         1,240,667         1,759,235

PROPERTY AND EQUIPMENT, at cost:
  Land and buildings                                        15,774            13,524            13,524
  Property under capital leases                             27,865            27,096            22,892
  Leasehold improvements                                   120,904            93,889            88,880
  Furniture, fixtures and equipment                        253,912           191,084           186,624
                                                        ----------        ----------        ----------
                                                           418,455           325,593           311,920
  Less accumulated depreciation and
    amortization                                           120,668            88,116            88,032
                                                        ----------        ----------        ----------
          Net property and equipment                       297,787           237,477           223,888

OTHER ASSETS:
  Deferred income taxes                                     11,058             9,223             8,630
  Other assets                                              17,163            19,758            16,853
                                                        ----------        ----------        ----------
          Total other assets                                28,221            28,981            25,483
                                                        ----------        ----------        ----------

TOTAL ASSETS                                            $2,758,215        $1,507,125        $2,008,606
                                                        ==========        ==========        ==========

                 See notes to consolidated financial statements.

                              BEST BUY CO., INC.

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                      ($ in 000, except per share amounts)



                                                      NOVEMBER 25,      FEBRUARY 25,      NOVEMBER 26,
                                                          1995              1995              1994
                                                       (UNAUDITED)                         (UNAUDITED)
                                                      ------------      ------------      ------------
CURRENT LIABILITIES:
  Note payable, bank                                    $  310,000                          $  192,000
  Obligations under financing
    arrangements                                           174,402        $   81,755            53,651
  Accounts payable                                       1,122,865           406,682           787,707
  Accrued salaries and related expenses                     34,747            23,785            26,290
  Other accrued liabilities                                145,653            65,757            61,013
  Deferred service plan revenue
    and warranty reserve                                    32,240            24,942            22,394
  Accrued income taxes                                      10,437            14,979            12,729
  Current portion of long-term debt                         23,109            13,718            12,298
                                                        ----------        ----------        ----------
          Total current liabilities                      1,853,453           631,618         1,168,082

Deferred Service Plan Revenue and Warranty
  Reserve, Long-Term                                        55,333            42,138            36,203

Long-Term Debt                                             208,767           227,247           227,096

Convertible Preferred Securities of Subsidiary             230,000           230,000           230,000

SHAREHOLDERS' EQUITY:
  Preferred stock, $1.00 par value;
    authorized 400,000 shares; none issued
  Common stock, $.10 par value; authorized
    120,000,000 shares; issued and
    outstanding 42,705,000, 42,216,000,
    and 42,165,000 shares, respectively                      4,271             4,221             4,217
  Additional paid-in capital                               235,284           228,982           228,197
  Retained earnings                                        171,107           142,919           114,811
                                                        ----------        ----------        ----------
          Total shareholders' equity                       410,662           376,122           347,225
                                                        ----------        ----------        ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $2,758,215        $1,507,125        $2,008,606
                                                        ==========        ==========        ==========



                 See notes to consolidated financial statements.

                              BEST BUY CO., INC.

                      CONSOLIDATED STATEMENTS OF EARNINGS

                      ($ in 000, except per share amounts)

                                  (Unaudited)



                                                   THREE MONTHS ENDED                NINE MONTHS ENDED
                                              -----------------------------     -----------------------------
                                              NOVEMBER 25,     NOVEMBER 26,     NOVEMBER 25,     NOVEMBER 26,
                                                 1995              1994             1995             1994
                                              ------------     ------------     ------------     ------------
Revenues                                       $1,929,277       $1,349,871       $4,641,884       $3,132,446
Cost of goods sold                              1,686,394        1,166,162        4,020,092        2,697,601
                                               ----------       ----------       ----------       ----------
Gross profit                                      242,883          183,709          621,792          434,845
Selling, general and
administrative expenses                           200,295          145,696          543,638          367,487
                                               ----------       ----------       ----------       ----------
Income from operations                             42,588           38,013           78,154           67,358
Interest expense, net                              13,186            9,011           31,528           18,786
                                               ----------       ----------       ----------       ----------
Net earnings before income
taxes                                              29,402           29,002           46,626           48,572

Income taxes                                       11,600           11,300           18,438           19,029
                                               ----------       ----------       ----------       ----------
Net earnings                                   $   17,802       $   17,702       $   28,188       $   29,543
                                               ==========       ==========       ==========       ==========

Net earnings per share                         $      .41       $      .41       $      .65       $      .68
                                               ==========       ==========       ==========       ==========

Weighted average common
shares outstanding (000)                           43,525           43,598           43,628           43,426
                                               ==========       ==========       ==========       ==========

               See notes to consolidated financial statements.

                          BEST BUY CO., INC.

     CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

            FOR THE NINE MONTHS ENDED NOVEMBER 25, 1995

                             ($ in 000)

                            (Unaudited)

                                                            ADDITIONAL
                                                              PAID-IN     RETAINED
                                              COMMON STOCK    CAPITAL     EARNINGS
                                              ------------  ----------    --------
Balance, February 25, 1995                       $4,221      $228,982     $142,919

Stock options exercised                              50         6,302

Net earnings                                                                28,188
                                                 ------      --------     --------
Balance, November 25, 1995                       $4,271      $235,284     $171,107
                                                 ======      ========     ========









                 See notes to consolidated financial statements.

                            BEST BUY CO., INC.

                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                ($ in 000)

                                (Unaudited)


                                                        NINE MONTHS ENDED
                                               ---------------------------------
                                               NOVEMBER 25,         NOVEMBER 26,
                                                  1995                 1994
                                               ------------         ------------
OPERATING ACTIVITIES:
 Net earnings                                   $   28,188           $   29,543
 Charges to earnings not affecting cash:
  Depreciation and amortization                     40,320               27,383
                                                ----------           ----------
                                                    68,508               56,926
 Changes in operating assets and liabilities:
  Receivables                                     (107,480)             (73,859)
  Merchandise inventories                       (1,066,290)            (853,130)
  Prepaid income taxes and expenses                (14,184)             (14,251)
  Accounts payable                                 716,183              493,647
  Accrued salaries and related expenses             10,962                6,971
  Other current liabilities                         79,099               28,406
  Deferred service plan revenue and
   warranty reserve                                 20,493               11,240
                                                ----------           ----------
    Total cash used in operating
     activities                                   (292,709)            (344,050)

INVESTING ACTIVITIES:
 Additions to property and equipment               (98,997)            (106,384)
 Increase in recoverable costs from developed
  properties                                       (43,080)             (61,325)
 (Decrease)increase in other assets                  2,595               (8,772)
                                                ----------           ----------
    Total cash used in investing activities       (139,482)            (176,481)

FINANCING ACTIVITIES:
 Common stock issued                                 2,608                2,126
 Borrowings on revolving credit line, net          310,000              213,404
 Repayments of long-term debt                      (10,723)              (6,888)
 Proceeds from issuance of preferred securities                         230,000
 Increase in obligations under
  financing arrangements                            92,647               42,495
                                                ----------           ----------
    Total cash provided by
     financing activities                          394,532              481,137
                                                ----------           ----------
DECREASE IN CASH AND CASH EQUIVALENTS              (37,659)             (39,394)

CASH AND CASH EQUIVALENTS AT BEGINNING OF
 PERIOD                                            144,700               59,872
                                                ----------           ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD      $  107,041           $   20,478
                                                ==========           ==========

Amounts in this statement are presented on a cash basis and therefore may differ from those shown in other sections of this quarterly report.

Supplemental cash flow information:
 Cash paid during the period for:
  Interest                                      $   34,153           $   18,652
  Income taxes                                  $   27,578           $   18,651



                 See notes to consolidated financial statements.

                              BEST BUY CO., INC.

             NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION:

    The consolidated balance sheets as of November 25, 1995, and November 26, 1994, the related consolidated statements of earnings for the three and nine months ended November 25, 1995, and November 26, 1994, the consolidated statements of cash flows for the nine months ended
November 25, 1995 and November 26, 1994, and the consolidated statement of changes in shareholders' equity for the nine months ended November 25, 1995, are unaudited; in the opinion of management all adjustments necessary for a fair presentation of such financial statements have been included and were normal and recurring in nature. Interim results are not necessarily indicative of results for a full year. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's Annual Report to Shareholders for the fiscal year ended February 25, 1995.


2.  RECLASSIFICATION:

    Certain prior year amounts have been reclassified to conform to current year presentation.


3.  NOTE PAYABLE, BANK:

    On August 25, 1995, the Company expanded and extended its bank line of credit to allow for seasonal borrowings up to $550 million with a maturity in June 1998.


4.  INCOME TAXES:

    Income taxes are provided on an interim basis based upon management's estimate of the annual effective tax rate.

                              BEST BUY CO., INC.



Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net earnings for the third quarter of fiscal 1996 were $17.8 million, or $.41 per share, compared to net earnings of $17.7 million, also $.41 per share, reported in the third quarter last year. For the nine month period ended November 25, 1995, net earnings were $28.2 million, or $.65 per share compared to $29.5 million, or $.68 per share, for the comparable period last year. The impact of increased revenues on the Company's earnings for the quarter and nine month periods was reduced by continued pressure on profit margins due to promotional activity and the increasing contribution of the lower margin Home Office category in the Company's sales mix. Earnings were also impacted by higher interest expense in the periods as compared to last year.

Revenues in the third quarter increased 43% to $1.929 billion and increased 48% for the nine month period to $4.642 billion as compared to the same periods last year. The revenue increases are the result of the addition of 49 new stores in the past 12 months and comparable store sales increases of 11% in the third quarter and 8% for the nine month period. In the third quarter, the Company completed its fiscal 1996 expansion, opening 27 new stores and bringing the number of new stores opened in fiscal 1996 to 47. Expansion in fiscal 1996 included entry into the new major markets of Miami (seven stores) in May and Cincinnati (three stores) in October. The Company also expanded its presence in existing markets, adding twelve stores in Los Angeles and five stores in the Baltimore/Washington, D.C. market. In addition, the Company has remodeled or relocated 16 stores during the current fiscal year. At November 25, 1995, the Company operated 251 retail locations compared to 202 at the same time last year. Much of the comparable store sales increase was generated by increasing sales volumes of personal computers, as faster speed Pentium models have become more affordable. The retail market for personal computers has continued to be highly competitive and the Company believes it has maintained its market share by offering promotions on computers that have resulted in total comparable store sales increases above reported industry averages. Comparable store sales increases in other product categories have generally been flat due to a slowing level of consumer spending and the absence of significant new product introductions during the current fiscal year.

Retail store sales mix by major product category for the third quarter and nine month periods is as follows:

                                    THIRD QUARTER ENDED    NINE MONTH PERIOD ENDED
                                    -------------------    -----------------------
                                    11/25/95   11/26/94    11/25/95       11/26/94
                                    --------   --------    --------       --------
Home Office                            46%        41%         42%            38%
Consumer Electronics:
  Video                                18         19          18             20
  Audio                                11         13          12             13
Entertainment Software                 14         14          15             14
Appliances                              6          7           8              9
Other                                   5          6           5              6
                                      ---        ---         ---            ---
    TOTAL                             100%       100%        100%           100%
                                      ===        ===         ===            ===

Gross profit margin was 12.6% in the third quarter compared to 13.6% for the third quarter last year. Gross profit margin for the nine month period was 13.4% compared to 13.9% for the same period last year. The increasing contribution of personal computers in the Company's sales mix, as well as the generally competitive market for most of the products the Company sells, has continued to put pressure on profit margins. Personal computers have margins below those of other product categories and promotional activity related to personal computer sales has increased in the last few months causing further pressure on margins. Promotions offered by the Company and other computer retailers have included deferred financing plans, free peripheral equipment such as monitors or printers, and cash rebates.

Sales of extended service plans represented less than 1% of retail sales in all periods presented. Pretax profits from extended service plans, before allocation of any selling, general and administrative expenses, other than direct selling expenses, were $4.1 million and $12.6 million for the third quarter and nine month periods in fiscal 1996, respectively, compared to $3.9 million and $11.3 million, respectively, in the comparable periods of fiscal 1995.

Selling, general and administrative (SG&A) expenses improved to 10.4% of sales in the third quarter, compared to 10.8% for the third quarter last year, principally as a result of the higher sales volumes in the quarter. For the nine months ended November 25, 1995, SG&A expenses were 11.7%, unchanged from the prior year. Higher costs associated with the new, larger stores opened during the past year in more expensive markets such as Los Angeles, limited the leverage achieved during the first nine months. As volumes increased in the third quarter and additional stores were opened in existing markets the Company achieved increased leverage on its fixed operating costs.

Interest expense was $13.2 million and $31.5 million for the third quarter and year to date, respectively, compared to $9.0 million and $18.8 million for the same periods last year. The increase is related to interest on the $230 million of convertible preferred securities issued in the third quarter of last year and higher bank borrowings used to support increased sales volumes.

The Company's effective tax rate of 39.5% is up slightly compared to the prior year as the Targeted Jobs Tax Credit expired in December 1994. The loss of the benefit from this tax credit was partially offset by a lower expected state income tax rate.

FINANCIAL CONDITION

Working capital at November 25, 1995, was $579 million compared to $609 million at February 25, 1995. Inventories increased $483 million to $1.974 billion compared to November of the prior year as a result of the new stores and larger remodeled or relocated stores and an additional brown goods distribution center in Findlay, Ohio. Increased inventory levels as compared to the prior fiscal year end also reflect seasonal increases in preparation for the holiday selling season. The increase in inventories was financed through higher vendor credit and financing arrangements as well as borrowings under the Company's revolving credit facility. Receivables increased $107 million from the end of the prior fiscal year reflecting higher levels of credit card sales during the Thanksgiving weekend. Receivables from sales under deferred financing promotions are sold to third parties without recourse and the Company has no collection exposure on those receivables.

Recoverable costs from developed properties of $129 million at November 25, 1995, reflects the costs of developing 13 retail stores and the Company's new distribution center in Findlay, Ohio. While the Company expects to sell and lease back most of these properties by the end of the fiscal year, market conditions may delay the sale of some properties into early fiscal 1997. The Company has sold nearly $90 million of property during the current year, including transactions for eight stores generating $50 million in proceeds in the third quarter.

For the nine months ended November 25, 1995, the Company has expended approximately $230 million on property and equipment, inclusive of amounts classified as recoverable costs from developed properties. Net spending for the year is expected to be approximately $115 million after receipt of proceeds from long-term real estate financing during the year.

Expansion plans for fiscal 1997 include the opening of 25 to 30 new stores and the relocation/remodeling of approximately 10 existing stores to expanded facilities. The reduced number of new store openings, compared to the prior four fiscal years, reflects slowing economic conditions and the Company's desire to fund future store growth internally. These openings will largely occur in existing markets and include entry into the new markets of Philadelphia and Tampa. This growth will be supported by the existing distribution facilities.

Management believes that the Company's working capital needs will be met through the availability of its revolving bank line of credit, expected vendor and third party inventory financing arrangements and cash flow from operations.
Management also believes adequate long-term financing for property development will be available to support planned growth.

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


                                       BEST BUY CO., INC.
                                       (Registrant)




Date:  January 5, 1996             By: /S/  ALLEN U. LENZMEIER
                                       -----------------------------------------
                                       Allen U. Lenzmeier, Executive Vice
                                       President & Chief Financial Officer
                                       (principal financial officer)





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


                                       BEST BUY CO., INC.
                                       (Registrant)




Date:  January 5, 1996             By:
                                       -----------------------------------------
                                       Allen U. Lenzmeier, Executive Vice
                                       President & Chief Financial Officer
                                       (principal financial officer)





                                   By:
                                       -----------------------------------------
                                       Robert C. Fox, Senior Vice President-
                                       Finance & Treasurer (principal accounting
                                       officer)