Form 10-K405
period 1996-03-02
BEST BUY CO INC
filed 1996-05-31
CIK 764478

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                    FORM 10-K
(Mark One)
 X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
- ---  ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 2, 1996.
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

The aggregate market value of voting stock held by non-affiliates of the Registrant on May 20 1996, was approximately $701,295,307. On that date, there were 43,118,267 shares of Common Stock issued and outstanding.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   X
            ---

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's Annual Report to Shareholders for the year ended March 2, 1996 ("Annual Report") are incorporated by reference into Part II.

Portions of the Registrant's Proxy Statement dated May 8, 1996 for the regular meeting of shareholders to be held June 19, 1996 ("Proxy Statement") are incorporated by reference into Part III.

                                     PART I

Item 1.  BUSINESS

General

     Best Buy Co., Inc. (the "Company" or "Best Buy"), is one of the fastest growing national specialty retailers. The Company offers a wide selection of name brand consumer electronics, home office equipment, entertainment software and appliances. The Company commenced business in 1966 as an audio component systems retailer, and in the early 1980s, with the introduction of the video cassette recorder, expanded into video products. In 1983, the Company changed its marketing strategy to use mass merchandising techniques for a wider variety of products, and began to operate its stores with a "superstore" format. In 1989, Best Buy dramatically changed its method of retailing by introducing its "Concept II" store format, a self-service, non-commissioned, discount style sales environment designed to give the customer more control over the purchasing process. The Company determined that an increasing number of customers had become knowledgeable enough to select products without the assistance of a commissioned salesperson and preferred to make purchases in a more convenient and customer friendly environment. With its innovative retail format, the Company has moved into a leading position nationally in all of its principal product categories except appliances.

     In fiscal 1995, the Company developed a strategy to further enhance its store format. The strategy, known as "Concept III", features a larger, redesigned store format created to produce a more informative and exciting shopping experience for the customer. Through focus group interviews and other research, the Company determined that customers wanted more product information and a larger product selection. In order to meet these evolving consumer preferences, the Company developed interactive Answer Centers featuring touch screen monitors from which customers and sales personnel can immediately access product information. Additionally, the enhanced store format features more hands-on demonstrations allowing customers to, among other things, experience audio and video products such as "surround sound" systems and sample featured compact discs at approximately 100 private listening stations. Finally, these larger stores, generally 45,000 to 58,000 square feet, accommodate a larger product selection intended to be as good as or better than the largest selection offered by most of Best Buy's competitors in each of its principal product categories. Management continues to evaluate and refine the content and features of these Concept III stores to maximize the revenue and operating profit while providing customers with the most desirable shopping experience. As of March 2, 1996, 154 of 251 stores were the 45,000 or 58,000 square foot format generally incorporating the features of a "Concept III" store. All stores opening in fiscal 1997 will incorporate the Concept III features when opened except for the Answer Center kiosks. The Company continues to refine the touch screen Answer Center kiosks to determine how to maximize the return on this technology. Currently 24 stores operate with the Answer Center kiosks.

     In the last two fiscal years the Company has increased its store count by 66%, adding 100 new stores as of March 2, 1996, was operating 251 stores from coast to coast. The Company anticipates opening 20 to 25 new stores in 1997. By the end of fiscal 1997, the Company expects to operate approximately 270 stores.

Business Strategy

     The Company's business strategy is to offer consumers an enjoyable and convenient shopping experience while maximizing the Company's profitability. Best Buy believes it offers consumers meaningful advantages in store environment, product value, selection and service. An objective of this strategy has been to achieve a dominant share of the markets Best Buy serves. The Company currently holds a leading, and in some cases dominant, share in its markets. The Company's Concept III store format uses interactive technology to enhance the customer's shopping experience. As part of its overall strategy, the
Company:

          - Offers a self-service, discount style store format, featuring easy to locate product groupings, emphasizing customer choice and product information and providing assistance from non-commissioned product specialists and, in Concept III stores, interactive product displays and information.

          - Provides a large selection of brand name products comparable to retailers that specialize in the Company's principal product categories and seeks to ensure a high level of product availability for customers.

          - Seeks to provide customers with the best product value available in the market area through active comparison shopping programs, daily price changes, lowest price guarantees and special promotions, including interest-free financing, extended service plans generally priced below the competitors, and home delivery.


          - Provides a variety of services not offered by certain competitors, including convenient financing programs, product delivery and installation, computer training and post-sale services including repair and warranty services and computer upgrades.

          - Locates stores at sites that are easily accessible from major highways and thoroughfares and seeks to create sufficient concentrations of stores in major markets to maximize the leverage on fixed costs including advertising and operations management.

          - Controls costs and enhances operating efficiency by centrally controlling all buying, merchandising and distribution, and vertically integrating certain support functions such as advertising.

     Best Buy's store format is a key component of its business strategy. The Company believes that because customers are familiar with most of the products the Company sells and are accustomed to discount shopping formats, they increasingly resist efforts to direct their choice of product and appreciate controlling the purchase decision.

     Best Buy continuously evaluates the retail environment and regularly uses focus groups to assess customer preferences. Through these processes, Best Buy concluded that customers want access to more product information in order to be more confident about their buying decisions. As a result, Best Buy's
Concept III store format features interactive product displays and information including, in selected locations, Answer Centers enabling customers to immediately access product information from touch screen monitors that display informative and entertaining full motion videos. All Concept III stores contain a demonstration area for television "surround sound" systems so that customers can hear for themselves how different configurations of audio components enhance sound quality; a simulated, life-size car display that demonstrates differences in car stereo sound resulting from different speaker configurations; speaker rooms featuring a wide variety of music allowing customers to compare speaker quality while listening to their choice of music; approximately 100 private listening posts where customers can sample featured music software; and a "Fun & Games" area where customers and their children can try the latest video games. Best Buy believes that these features further differentiate it from competing retailers and should also provide an advantage for the Company relative to potential future competitors such as catalog and on-line services and television shopping networks.

     The Company's stores are in large, open buildings with high ceilings. Best Buy's stores average over 40,000 square feet. The Concept III stores feature specialty areas such as larger viewing rooms for large screen and projection televisions, larger speaker rooms and a separate department for movie videos. The Company expects that the majority of the new stores opened will be the 45,000 square foot format to best leverage the cost of operations and maximize productivity.

     Best Buy's merchandising strategy differs from many other retailers selling comparable merchandise. Best Buy's merchandise is displayed at eye level next to signs identifying the products' major features, with the boxed products available above or below the display model. The Company's salaried product specialists, who are knowledgeable about the operation and features of the merchandise on display, are dedicated to a particular product area for customers who desire assistance. This convenient, self service format allows the customer to carry merchandise directly to the check-out lanes, pay for it and leave the store thus avoiding the time-consuming process used at traditional superstores and catalog showrooms. Certain of the Company's competitors with the traditional superstore format use commissioned sales staffs and generally only have display models on the selling floor with boxed merchandise stored in a back room. This traditional superstore design allows sales personnel to direct the customer to products selected by the salesperson. At these stores, a salesperson is able to promote products yielding the greatest sales commissions. In addition, unlike Best Buy, these traditional superstores generally apply pressure to the consumer to promote the sale of extended service plans and have trained their sales staffs to maximize the sale of these plans. The Company offers extended service plans, generally at lower prices than its competitors and intends to place increased emphasis on the sale of these plans in fiscal 1997. The Company's sales staff will be trained in a no pressure presentation of value priced extended service plans.

     The Company believes that its advertising strategy continues to contribute to its increasing revenues. Best Buy spends approximately 3% of store sales on advertising, including the distribution of about 28 million newspaper inserts weekly. The Company has vertically integrated advertising and promotion capabilities and operates its own in-house advertising agency. This capability allows the Company to respond rapidly to competitors in a cost effective manner. In many of its markets, the Company is able to secure and deliver merchandise to its stores and to create, produce and run an advertisement all within a period of less than one week.

     Print advertising consists of four-color weekly inserts, generally of 16 to 20 pages, that emphasize a variety of product categories and feature extensive name brand selection and price range. The Company also produces all of its television and radio commercials, each with a specific marketing message. Television commercials and radio spots account for approximately 35% of total advertising expenditures. The Company is reimbursed by vendors for a substantial portion of advertising expenditures through cooperative advertising arrangements. In fiscal 1997, the Company is also introducing a national brand image advertising program which illustrates the principal differences in the Company's store format and shopping environment compared to its competitors.

     Product service and repair are important aspects of Best Buy's marketing strategy, providing the opportunity to differentiate itself from warehouse clubs and other discount stores which generally provide no such services. Virtually all products sold by the Company, with the exception of software, carry manufacturers' warranties. The Company offers to service and repair almost all of the products it sells, except major appliances in certain markets, and has been designated by most of its suppliers as an authorized service center. The Company contracts with outside factory service organizations in certain markets to service and repair major appliances and is expanding its own in-home appliance repair service. In addition, the Company conducts computer software training classes at selected stores and makes its technical support staff available to assist customers with the custom configuration of personal computers and peripheral products. The Company also delivers and installs major appliances and large electronics products and installs car stereos, cellular phones and car security systems.

Product Selection and Merchandising

     Best Buy provides a broad selection of name brand models within each product line in order to provide customers with greater choice. The Company currently offers approximately 5,000 products, exclusive of entertainment software titles and accessories, in its four principal product categories. In addition, the Company continues to expand its selection of accessories, which typically yield a higher margin than most of the Company's other products. The Company believes that this assortment of accessories builds customer traffic for its other products.

     The home office category, Best Buy's largest product category, includes personal computers and related peripheral equipment, telephones, cellular phones, answering machines, fax machines, copiers and calculators. The Company was among the first consumer electronics retailers to carry an extensive assortment of personal computer products and related software. Sales in this category are largely comprised of the sale of personal computers. The retail market for personal computers has become promotional and competitive. The Company's results can be affected by significant changes in promotional activity as well as product demand for and availability of personal computers. The Company believes that it is well positioned to withstand increased competition in the retail market for personal computer products, traditionally low margin items, due to its early entry and experience in the market, its broad product lines, including those that generate higher profit margins, and its relatively low cost structure. In addition, the Company believes that the related services it offers, such as computer training, configuration, maintenance and upgrade, are distinct advantages compared to other discount and mail order computer retailers. The Company also believes that changing technology and hardware requirements necessary to support new software, including on-line services, will continue to be a primary factor in the growth in sales of personal computers and related products in the future. The Company's home office products category includes brand names such as Acer, Apple, AT&T, Canon,

Compaq, Epson, Hewlett Packard, IBM, Motorola, NEC, Packard Bell, Panasonic, Sharp and Toshiba. The Company also offers a broad assortment of office products and school supplies such as paper, pens, and other consumables to complement home office equipment.

     Best Buy's second largest product category is consumer electronics, consisting of video and audio equipment. Video products include televisions, video cassette recorders, camcorders and satellite dishes that receive direct broadcast satellite television. Audio products include audio components, audio systems, portable audio equipment, car stereos and security systems. The Company continues to expand its product selection in consumer electronics by offering higher end products and components that have greater appeal to audio and video enthusiasts. Further, the Company anticipates that with the availability of better picture and sound quality through direct broadcast satellite, it will have more opportunities to sell higher end equipment such as home theaters, "surround sound" systems and in-wall components. The Company sells consumer electronics with brand names such as Aiwa, Bose, Cambridge Soundworks, Eosone, General Electric, Infinity, JBL, JVC, Magnavox, Panasonic, Pioneer, RCA, Sanyo, Samsung, Sharp, Sony, Technics and Toshiba.

     Best Buy's entertainment software category includes compact discs, pre-recorded audio and video cassettes and computer software. The Company is one of the few large consumer electronics retailers that sells a broad selection of entertainment software in all of its stores. The Company offers from 25,000 to 60,000 titles in its stores with as many as 80,000 titles in its largest Concept III stores. In addition, Best Buy customizes a portion of the music software assortment for particular stores. The Company believes that it has substantially increased customer traffic by offering this wide and customized assortment of entertainment software.

     The major appliance category includes microwave ovens, washing machines, dryers, air conditioners, dishwashers, refrigerators, freezers, ranges and vacuum cleaners. Products in this category through fiscal 1996 included brand names such as Eureka, Frigidaire, Hoover, Maytag, Roper, Sharp, and White-Westinghouse. In the first quarter of fiscal 1997, the Company significantly expanded its assortment and selection in this category through the addition of the Amana, General Electric, GE Profile, Hotpoint and Tappan appliance brand names. The Company will also begin carrying an assortment of fully featured, high end small electrics from manufacturers such as Braun, Cuisinart, DeLonghi, Oster and Waring Professional. The appliance department will be further enhanced by the addition of designer cookware, kitchen gadgets and gourmet spices and oils. The appliance department will be merchandised to give consumers a presentation that looks and feels like a real gourmet kitchen rather than simply rows of appliances.

     The Company also sells cameras and other photographic equipment, easy to assemble furniture designed for use with computer and audio/video equipment and a broad selection of accessories. The Company continues to evaluate compatible products to maximize the profit from the available space in the larger stores.

     In the fourth quarter of fiscal 1996, Best Buy finalized an agreement with AI WarrantyGuard Inc. (AIWG), a joint venture between American International Group, Inc. (AIG) and National Electronics Warranty Corporation. AIWG will administer extended service plans sold by Best Buy and insured by New Hampshire Insurance Company, an AIG member company, which carries A.M. Best Company ratings of superior (A++).

     The following table sets forth the approximate percentages of store sales from each of Best Buy's principal product lines.

                                                                Fiscal Years Ended
                                             -------------------------------------------------------
                                             February 26, 1994   February 25, 1995     March 2, 1996
                                             -----------------   -----------------     -------------
Home Office                                         35%                 37%                 41%
Consumer Electronics:
   Video                                            23                  20                  18
   Audio                                            15                  14                  13
Entertainment
   Software                                         12                  14                  15
Major Appliances                                     9                   8                   7
Other (1)                                            6                   7                   6
                                                   ---                 ---                 ---
   Total                                           100%                100%                100%
                                                   ----                ----                ----
                                                   ----                ----                ----

(1) Includes photographic equipment, blank audio and video tapes, video games, furniture and accessories and extended service plans.

Store Locations and Expansion

     The Company's expansion strategy generally has been to enter major metropolitan areas with the simultaneous opening of several stores and then to expand into contiguous non-metropolitan markets. Currently, approximately 25% of the Company's stores are in non-metropolitan markets. The entry into a new market is preceded by a detailed market analysis which includes a review of competitors, demographics and economic data. Best Buy's store location strategy enables it to increase the effectiveness of advertising expenditures and to create a high level of consumer awareness. In addition, the clustering of stores allows the Company to maintain more effective management control, enhance asset utilization, and utilize its distribution facilities more efficiently.

     When entering a major metropolitan market, the Company establishes a district office, service center and major appliance warehouse. Each new store requires approximately $3.0 to $4.0 million of working capital, depending on the size of the store, for merchandise inventory (net of vendor financing), leasehold improvements, fixtures and equipment. Pre-opening costs of approximately $200,000 per store are incurred in hiring and training new employees and in advertising and are expensed in the year the store is opened.

     During fiscal 1996, the Company opened 47 stores, a 23% increase in its store base. The Company also expanded or relocated 16 stores to larger facilities. Due to an expected slowing in the economy, Best Buy is slowing its national market expansion in fiscal 1997. The Company expects to open 20 to 25 new stores in fiscal 1997, half of which are expected to be in the new markets of Philadelphia, Pennsylvania and Tampa, Florida. The remainder of the new stores will be opened generally in existing markets. To further implement the Concept III store format, the Company also plans to reposition another nine stores in fiscal 1997. The Company believes it has the necessary distribution capacity and management information systems as well as management experience and depth to support its fiscal 1997 expansion plans.

The following table presents the number and location of stores operated by the Company at the end of each of the last three fiscal years.


                                   Number of Stores at Fiscal Year End
                                 ---------------------------------------
                                    1994           1995           1996
                                    ----           ----           ----

        Texas                         28             32             34
        Illinois                      30             31             32
        California                    --              7             19
        Ohio                           2             12             18
        Michigan                      10             14             16
        Minnesota                     15             15             15
        Florida                       --              3             12
        Wisconsin                     11             11             11
        Georgia                        7              9             10
        Missouri                      10             10             10
        Indiana                        7              8              8
        Maryland                      --              4              8
        Arizona                        6              7              7
        Colorado                       6              6              7
        North Carolina                --              3              7
        Virginia                      --              5              6
        Iowa                           5              5              5
        Kansas                         4              5              5
        South Carolina                --              3              4
        Arkansas                       2              3              3
        Nebraska                       3              3              3
        Oklahoma                       3              3              3
        Kentucky                      --              1              2
        Alabama                       --             --              1
        Delaware                      --             --              1
        Nevada                        --              1              1
        New Mexico                     1              1              1
        North Dakota                  --              1              1
        South Dakota                   1              1              1
                                     ---            ---            ---
           Total                     151            204            251
                                     ---            ---            ---
                                     ---            ---            ---

Suppliers, Purchasing and Distribution

     The Company's marketing strategy depends, in part, upon its ability to offer a wide selection of name brand products to its customers and is, therefore, dependent upon satisfactory and stable supplier relationships. In fiscal 1996, Best Buy's 20 largest suppliers accounted for approximately 70% of the merchandise purchased by the Company, with five suppliers, Acer, Hewlett-Packard, Packard Bell, Sony, and Thomson Consumer Electronics (RCA) accounting for approximately 38% of the Company's total purchases. The loss of or disruption of supply, including disruptions in supply due to manufacturers' product quality issues, from any one of these major suppliers could have a material adverse effect on the Company's sales. Certain suppliers have, at times, limited or discontinued their supply of products to the Company. Best Buy generally does not have long-term written contracts with its major suppliers and does not currently have any indication that any current suppliers will discontinue selling merchandise to the Company. The Company has not experienced difficulty in maintaining satisfactory sources of supply, and management expects that adequate sources of supply will continue to exist for the types of merchandise sold in its stores.

     Best Buy's centralized buying staff purchases substantially all of the Company's merchandise. The buying staff within the Company's Marketing Department is responsible for product acquisition, promotion planning and product pricing. An inventory management staff in the Marketing Department is responsible for overall inventory management including allocations of inventory and replenishment of store inventory. Generally, with the exception of certain entertainment software, there are no agreements with suppliers for the return of unsold inventory. Merchandise remaining at the time of new product introduction is generally sold on a close-out basis. Revenues from the sale of close-out merchandise have been insignificant.

     The Company has made product availability a high priority and continues to make investments in facilities, personnel and systems to assure that its in-stock position will be among the highest in the industry. The Company utilizes an automatic replenishment system for restocking its stores and is able to deliver products to its stores as required. Replenishment of store inventories is based on inventory levels, historical and projected sales trends, promotions and seasonality. The Company utilizes an extensive merchandise planning and daily inventory monitoring system to manage inventory turns.

     The majority of the Company's merchandise, except for major appliances, is shipped directly from manufacturers to the Company's distribution centers in California, Ohio, Minnesota, Oklahoma and Virginia. In addition, the Company operates a dedicated distribution center for entertainment software in Minnesota. The Company's newest distribution center is in Findlay, Ohio, opening in fiscal 1996, with this approximately 780,000 square feet. Major appliances are shipped to satellite warehouses in each of the Company's major markets.
In fiscal 1997, the Company will expand its appliance distribution capacity to support the additional product assortment. In order to respond to the need to meet release dates for certain computer products and entertainment software titles, the Company has increased the volume of merchandise shipped directly to the stores from manufacturers and distributors. The Company is, however, still dependent upon the distribution centers for inventory storage and shipment of most merchandise to stores. The Company primarily uses contract carriers to ship merchandise from its distribution centers to its stores. The Company believes that its distribution centers can most effectively service stores within a 600 to 700 mile radius and that its six distribution centers will accommodate the Company's expansion plans for the next year. The Company plans to continue investing in new systems and purchasing material handling equipment to reduce labor costs, improve accuracy in filling orders and enhance space utilization.

Management Information Systems

     Best Buy has developed proprietary software that provides daily information on sales, gross margins and inventory levels by store and by stockkeeping unit. These systems allow the Company to compare current performance against historical performance and the current year's budget. Best Buy uses point-of-sale bar code scanning from which sales information is polled at the end of each day. The Company's MIS group, in conjunction with the advertising department, has also developed the proprietary technology that is used in the touch screen Answer Centers. The Company uses EDI (Electronic Data Interchange) with selected suppliers for the more efficient transmittal of purchase orders, shipping notices and invoices. The Company believes that the systems it has developed have the ability to continue to improve customer service, operational efficiency, and management's ability to monitor critical performance factors. Best Buy is continuing to make investments in designing new systems, modifying existing systems and increasing processing capacity, particularly with respect to distribution, inventory management and store operations.

Store Operations

     Best Buy has developed a standardized and detailed system for operating its stores. The system includes procedures for inventory management, transaction processing, customer relations, store administration and merchandise display. The Company's store operations are organized into divisions. Each division is divided into regions and is under the supervision of a vice president who oversees operations through several regional managers, each of whom has responsibility for a number of districts within the region. District managers monitor store operations closely and meet regularly with store managers to discuss merchandising and new product introductions, sales promotions, customer feedback and requests and store operating performance. Similar meetings are conducted at the corporate level with divisional and regional management. Each district also has a loss prevention manager, with product security controllers employed at each store to control inventory shrinkage. Advertising, pricing and inventory policies are controlled at corporate headquarters. The Company's training, consumer affairs, human resources and store merchandising functions are also centralized at corporate headquarters.

     The Company's stores are open seven days and six evenings a week. A store is typically staffed by one manager, four assistant managers, and an average staff ranging from 70 to 140 persons depending on store size. Approximately 65% of a store's staff, which includes product specialists and a support staff of cashiers and customer service and stock handling employees, is employed on a part-time basis. Store managers are paid a salary and have the opportunity to earn bonuses if their stores exceed sales and gross margin quotas, meet certain budget criteria in controlling expenses, and achieve certain administrative goals.

     The Company has an in-house education program to train new employees, keep current employees informed of changes and modifications to its operating procedures and demonstrate new products. The training program includes classes for employees and the use of detailed store manuals and training video tapes produced in-house. Best Buy also provides its store personnel with in-store training in the demonstration and operation of the Company's merchandise, which is enhanced using tests that are administered through the Company's mainframe computer system. The Company also conducts a six-week course of classroom instruction combined with on-the-job training for future management candidates. Stores hold monthly "team meetings" for all personnel to review store performance and Company focus. Specialized product training is also conducted at these monthly meetings. The Company's policy is to staff store management positions with personnel promoted from within each store and to staff new stores from its pool of trained managers. However, as Best Buy expands into new markets, it also recruits local management personnel who have valuable knowledge about the new market.

Credit Policy

     Approximately 35% of store revenues are paid for in cash, with the remaining 65% paid for by either major credit cards or the Best Buy private label credit card. The Company has significantly expanded the use of special financing offers and considers them an important part of its marketing strategy. Generally, the special financing offers allow customers to defer all payments interest-free for 90 days or six months, depending on the price of the product, or to defer interest payments for approximately one year on the purchase of selected products. The special financing offers are provided to customers who qualify for Best Buy's private label credit card. The private label credit card allows these customers to obtain financing on purchases of merchandise at Best Buy stores through arrangements between the Company and independent banks and consumer credit programs. The Company is generally able to qualify a new customer for credit on the spot, typically in less than five minutes. Receivables from private label credit card sales are sold, without recourse to the Company, to unaffiliated third party institutions. The Company receives payment from these institutions within 2 to 3 days following the sale.

Competition

     Retailing in each of the Company's product categories is highly competitive. While overall consumer electronics sales have grown relatively slowly in recent years, the concentration of sales among the top retailers in the industry has increased significantly. The industry's consolidation has been evidenced in recent years by the liquidation and consolidation of a number of competitors. The relatively slow industry sales growth is due to market saturation for many consumer electronics products and the general absence of new products in that market. The growth of sales nationally in the home office product category has begun to slow and the Company competes with an increasing number of retailers and alternative channels of distribution. In addition, the Company believes that consumers have become more knowledgeable and value conscious, thereby putting pressure on profit margins. Management believes that its store format distinguishes the Company from most of its competitors by offering customers a friendlier and less pressured shopping experience. In addition, the Company competes by aggressively advertising and emphasizing product selection, low prices, financing alternatives and service.

     Best Buy competes in most of its markets against Circuit City, Sears and Montgomery Ward and in selected markets against Incredible Universe (owned by Tandy Corp.). It also competes against computer superstores such as Computer City (owned by Tandy Corp.) and CompUSA and entertainment software superstores operated by Musicland and Tower Records. Certain of these competitors have significantly greater financial resources than the Company. The Company also competes against independent dealers, discount stores, wholesale clubs, office products superstores and mass merchandisers. As of March 2, 1996, approximately 75% of the Company's stores compete with Circuit City.

Employees


     As of March 2, 1996, the Company employed approximately 33,500 persons, of whom approximately 18,000 were part-time or seasonal employees. The Company has never experienced a strike or work stoppage, and management believes that its employee relations are good. There are currently no collective bargaining agreements covering any of the Company's employees.


Item 2.  PROPERTIES

     The Company's stores, most of which are leased, include sales space, inventory storage, management offices and employee areas. All of the leases provide for a fixed minimum rent with scheduled escalation dates and amounts. Leases for seven of the stores have a percentage rent provision equal to from
 .75% to 4% of gross sales at each location in excess of certain specified sales amounts. Currently, percentage rent is paid for only three stores. The initial terms of the leases range from 5 to 25 years and generally allow the Company to renew for up to three additional five-year terms. The terms of a majority of the leases, including renewal options, extend beyond the year 2020. At March 2, 1996 the Company owned twelve of its retail store locations. Management expects to sell and lease back these properties in fiscal 1997.

      The Company leases over 2 million square feet of distribution facilities including brown goods centers in Bloomington, Minnesota, Ardmore, Oklahoma, Saunton, Virginia, and Ontario, California, and a software distribution center in Edina, Minnesota. The Company also currently owns a 780,000 square foot distribution facility in Findlay, Ohio. The Company also operates leased satellite warehouses for major appliances in its major markets. The Company's corporate offices are located in a 290,000 square foot facility it owns in Eden Prairie, Minnesota.

Item 3.  LEGAL PROCEEDINGS

The Company was named a defendant in a lawsuit against the Company and certain officers filed in the United States District Court for the District of Minnesota on December 6, 1994. The plaintiffs alleged various violations of federal securities laws and sought damages in an unspecified amount on behalf of a purported class of all persons who purchased Best Buy stock between September 20, 1994 and December 1, 1994. The Company has defended the lawsuit vigorously and the original complaint was dismissed without prejudice by the Court on September 11, 1995. The plaintiffs amended the complaint and again, on May 3, 1996, the magistrate judge recommended that the amended complaint be dismissed without prejudice. The Court dismissed the lawsuit without prejudice on May 30, 1996.

            THE EXECUTIVE OFFICERS OF THE REGISTRANT ARE AS FOLLOWS:


                                                                                                                               YEARS
                                                                                                                                WITH
                                                                                                                                 THE
     NAME                            AGE                    POSITION WITH COMPANY                                            COMPANY
     ----                            ---                    ---------------------                                            -------

Richard M. Schulze                    55               Founder, Chairman, Chief Executive Officer and Director                  29
Bradbury H. Anderson                  46               President, Chief Operating Officer and Director                          22
Allen U. Lenzmeier                    52               Executive Vice President and Chief Financial Officer                     11
Wade R. Fenn                          37               Executive Senior Vice President - Marketing                              15
Steven R. Anderson                    49               Senior Vice President - MIS and Chief Information Officer                 9
Julie M. Engel                        35               Senior Vice President - Advertising                                      14
George S. Fouts                       58               Senior Vice President - Sales                                             9
Robert C. Fox                         45               Senior Vice President - Finance and Treasurer                            10
Wayne R. Inouye                       43               Senior Vice President - Marketing, Computers & Home Office                -
James P. Mixon                        51               Senior Vice President - Logistics                                         2
Lee H. Schoenfeld                     43               Senior Vice President - Strategic Marketing                              17
Philip J. Schoonover                  36               Senior Vice President - Marketing, Consumer Electronics & Appliances      1
Kenneth R. Weller                     47               Senior Vice President - Sales                                             2
Randall K. Zanatta                    38               Senior Vice President - Visual Merchandising                             16


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

     WADE R. FENN was promoted to his present position in August 1995, having served as a Sr. Vice President - Sales since 1991 and a Regional Vice President of the Company from 1987. Mr. Fenn joined the Company in 1980 as a salesperson and has also been employed by the Company as a store and district manager.

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

     GEORGE S. FOUTS was promoted to his present position in April 1991, having served as Regional Vice President of the Company from 1987. Mr. Fouts joined the Company in 1986 as a sales manager after being employed by RCA Corporation for nineteen years.

     ROBERT C. FOX was promoted to his present position in April 1994, after having served as Vice President-Accounting since 1987 and Treasurer since 1993. Mr. Fox joined the Company in 1985 as Controller.

     WAYNE R. INOUYE joined the Company as Senior Vice President of Marketing for Computers and Home Office. Mr. Inouye's retail experience spans 17 years, the past 10 as vice president of merchandising with The Good Guys!

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

     PHILIP J. SCHOONOVER joined Best Buy in May 1995 and was promoted to Senior Vice President of Marketing for Consumer Electronics and Appliances. Mr. Schoonover's retail background spans 13 years, which includes more than eight years as vice president of sales for the eastern region of Sony Corp. of America. Most recently he served as executive vice president for TOPS Appliance City for five years.

     KENNETH R. WELLER joined the Company in May 1993. Since 1986, he was Vice President of Sales of The Good Guys!, a San Francisco-based consumer electronics retailer where he had worked since 1982.

     RANDALL K. ZANATTA joined the Company in March 1980 and was promoted to his present position in April 1994. Mr. Zanatta joined the Company as a salesperson and was promoted to store manager. He later joined the Company's Marketing Department, becoming a Vice President-Marketing in 1986.

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

                                                                        Page No.
                                                                        --------

Consolidated balance sheets as of March 2, 1996
 and February 25, 1995                                                     11
For the fiscal years ended March 2, 1996,
 February 25, 1995, and February 26, 1994
      Consolidated statements of earnings                                  12
      Consolidated statements of cash flows                                13
      Consolidated statements of shareholders'
        equity                                                             14
      Notes to consolidated financial statements                         15-19

REPORT OF INDEPENDENT AUDITORS - ERNST & YOUNG LLP

Shareholders and Board of Directors
Best Buy Co., Inc.

We have audited the accompanying consolidated balance sheets of Best Buy Co., Inc. and subsidiaries as of March 2, 1996 and February 25, 1995, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the 1996 and 1995 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Best Buy Co., Inc. at March 2, 1996 and February 25, 1995, and the consolidated results of its operations and its cash flows for each of the years then ended, in conformity with generally accepted accounting principles.


ERNST & YOUNG LLP
Minneapolis, Minnesota
April 15, 1996


REPORT OF INDEPENDENT AUDITORS - DELOITTE & TOUCHE LLP

We have audited the accompanying statements of earnings, shareholders' equity, and cash flows of Best Buy Co., Inc. (the Company) for the year ended
February 26, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the results of Best Buy Co., Inc.'s operations and its cash flows for the year ended February 26, 1994, in conformity with generally accepted accounting principles.

As discussed in Note 8 to the financial statements, the Company changed its method of accounting for income taxes during the year ended February 26, 1994.

DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
April 13, 1994


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On August 16, 1994, the Company dismissed Deloitte & Touche LLP as its independent auditors and retained Ernst & Young LLP. The Audit Committee of the Board of Directors approved the decision to change auditors. The reports of Deloitte & Touche LLP for each of the previous two fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified with respect to uncertainty, audit scope or accounting principle. During the prior two fiscal years and through the date of dismissal, there were no disagreements with Deloitte & Touche LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. During the same time period there were no "reportable events" as defined by the Rules and Regulations of the Securities and Exchange Commission.

                                PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set forth under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Nominees and Directors" on pages 3 through 6 of the Proxy Statement is incorporated herein by reference.


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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth under the captions "Nominees and Directors" and "Certain Transactions" on pages 5 through 6 of the Proxy Statement is incorporated herein by reference.

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


     3.   Exhibits:

                                                                         Method
                                                                           of
Number    Description                                                     filing
- ------    -----------                                                     ------
3.1       Amended and Restated Articles of Incorporation, as amended, of      (3)
          Best Buy Co., Inc.

3.2       Certificate of Designation with respect to Best Buy Series A        (2)
          Cumulative Convertible Preferred Stock, filed November 1, 1994

3.3       Amended and Restated By-Laws, as amended, of Best Buy Co., Inc.   (2,4,5)


4.1       Form of Indenture between Best Buy Co., Inc. and First Trust        (6)
          Company, Inc., relating to $30,000,000 Subordinated Extendible
          Notes due 1997, dated as of July 1, 1987

4.2       Note Purchase Agreement with Principal Mutual Life Insurance        (7)
          Company, dated as of July 30, 1992


4.3       Amended and Restated Credit Agreement                               (8)


          dated August 25, 1995 between Best Buy Co., Inc. and First
          Bank National Association

4.4       First Amendment to the Credit Agreement between Best Buy and        (1)
          First Bank National Association, dated March 1, 1996

4.5       Indenture between Best Buy Co., Inc. and Mercantile Bank of         (3)
          St. Louis N.A. relating to $150,000,000 8-5/8% Senior
          Subordinated Notes due 2000, dated as of October 12, 1993

4.6       Amended and Restated Agreement of Limited Partnership of            (2)
          Best Buy Capital, L.P., dated as of November 3, 1994

4.7       Indenture between Best Buy, Best Buy Capital, L.P., and             (2)
          Harris Trust and Savings Bank relating to $288,227,848 6-1/2%
          Convertible Subordinated Debentures due 2024, dated as of
          November 3, 1994

4.8       Guarantee Agreement related to 6-1/2% Convertible Monthly           (2)
          Income Preferred Securities of Best Buy Capital, L.P.,
          dated November 3, 1994


4.9       Deposit Agreement with respect to Best Buy Series A                 (2)
          Cumulative Convertible Preferred Stock, dated
          November 3, 1994


10.1      1987 Employee Non-Qualified Stock Option Plan, as amended           (1)


10.2      Amended 1987 Directors' Non-Qualified Stock Option Plan,            (2)
          as amended


10.3      1994 Full-Time Employee Non-Qualified Option Stock Plan,            (1)
          as amended

10.4      Resolutions of the Board of Directors dated April 19, 1996          (1)
          establishing the bonus program for senior officers

11.1      Computation of Earnings Per Share                                   (1)

13.1      1996 Annual Report to Shareholders                                  (1)

21.1      Subsidiaries of the Registrant                                      (1)

23.1      Consent of Ernst & Young LLP                                        (1)

23.2      Consent of Deloitte & Touche LLP                                    (1)

27.1      Financial Data Schedule                                             (1)

  (1)     Document is filed herewith.

  (2) Exhibits so marked were filed with the Securities and Exchange Commission on May 23, 1995 as exhibits to the Form 10-K of Best Buy Co., Inc. and are incorporated herein by reference and made a part hereof.

  (3) Exhibits so marked were filed with the Securities and Exchange Commission on May 20, 1994 as exhibits to the Form 10-K of Best Buy Co., Inc. and are incorporated herein by reference and made a part hereof.

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

  (6) Exhibit so marked was filed with the Securities and Exchange Commission on June 19, 1987, as an exhibit to the registration statement on form S-1 (Registration No. 33-15201) of Best Buy Co., Inc., and are incorporated herein by reference and made a part hereof.

  (7) Exhibits so marked were filed with the Securities and Exchange Commission on October 12, 1992, as exhibits to Form 10-Q of Best Buy Co., Inc., and are incorporated herein by reference and made a part hereof.

  (8) Exhibit so marked was filed with the Securities and Exchange Commission on October 10, 1995, as an exhibit to Form 10-Q of Best Buy Co., Inc. and is incorporated herein by reference and made a part hereof.

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

(b)  Reports on Form 8-K

     A Current Report on Form 8-K was filed on May 8, 1996 regarding cautionary language with respect to forward looking comments made by or on behalf of the Company.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             BEST BUY CO., INC.
                                             (Registrant)


                                             By: /s/ Richard M. Schulze
                                                 -------------------------------
                                                 Chief Executive Officer

Dated: May 29, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on May 29, 1996.


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


/s/ Robert C. Fox                       Sr. Vice President - Finance and
- ------------------------------          Treasurer (principal accounting
      Robert C. Fox                     officer)


                                        Director
- ------------------------------
      Elliot S. Kaplan


/s/ Frank D. Trestman                   Director
- ------------------------------
      Frank D. Trestman


                                        Director
- ------------------------------
      Culver Davis, Jr.


/s/   David Stanley                     Director
- ------------------------------
      David Stanley


                                        Director
- ------------------------------
      James C. Wetherbe