Form 10-Q
period 1996-06-01
BEST BUY CO INC
filed 1996-07-15
CIK 764478

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                    FORM 10-Q

(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
- ---  ACT OF 1934
For the quarterly period ended June 1, 1996

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---  EXCHANGE ACT OF 1934
For the transition period from                    to
                               ------------------    ------------------

Commission File Number:  1-9595


                               BEST BUY CO., INC.
               (Exact Name of Registrant as Specified in Charter)


       Minnesota                                         41-0907483
(State of Incorporation)                    (IRS Employer Identification Number)

       7075 Flying Cloud Drive                              55344
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


At June 1, 1996, there were 43,123,795 shares of common stock, $.10 par value, outstanding.

                               BEST BUY CO., INC.

                  FORM 10-Q FOR THE QUARTER ENDED JUNE 1, 1996


                                      INDEX

                                                                           Page
                                                                           ----
Part I.   Financial Information

          Item 1.   Consolidated Financial Statements:

               a.   Consolidated balance sheets as of June 1, 1996,        3-4
                      March 2, 1996 and May 27, 1995

               b.   Consolidated statements of earnings for the three      5
                      months ended June 1, 1996, and May 27, 1995

               c.   Consolidated statement of changes in shareholders'     6
                      equity for the three months ended June 1, 1996

               d.   Consolidated statements of cash flows for the          7
                      three months ended June 1, 1996, and
                      May 27, 1995

               e.   Notes to consolidated financial statements             8

          Item 2.   Management's Discussion and Analysis of Financial      9-11
                      Condition and Results of Operations


Part II.  Other Information

          Item 6.   Exhibits and Reports on Form 8-K                       12


Signatures                                                                 13

                         Part I - Financial Information

Item 1.   Consolidated Financial Statements

                               BEST BUY CO., INC.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                      ($ in 000, except per share amounts)

                                           June 1,      March 2,     May 27,
                                            1996          1996        1995
                                         (Unaudited)               (Unaudited)
                                         -----------  -----------  -----------
CURRENT ASSETS:
   Cash and cash equivalents             $    20,604  $    86,445  $    51,669
   Receivables                               104,732      121,438      100,005
   Recoverable costs from developed
     properties                              122,773      126,237      103,523
   Merchandise inventories                 1,368,959    1,201,142    1,002,391
   Deferred income taxes                      21,191       20,165       16,218
   Prepaid expenses                           15,070        5,116        5,439
                                         -----------  -----------  -----------
           Total current assets            1,653,329    1,560,543    1,279,245

PROPERTY AND EQUIPMENT, at cost:
   Land and buildings                         16,559       16,423       15,414
   Property under capital leases              29,421       29,421       28,146
   Leasehold improvements                    135,466      131,289       97,770
   Furniture, fixtures, and equipment        278,083      266,582      208,708
                                         -----------  -----------  -----------
                                             459,529      443,715      350,038
   Less accumulated depreciation and
     amortization                            149,449      132,676      100,785
                                         -----------  -----------  -----------
           Net property and equipment        310,080      311,039      249,253

OTHER ASSETS:
   Deferred income taxes                       2,977        7,204        9,940
   Other assets                               12,183       12,046       19,604
                                         -----------  -----------  -----------
           Total other assets                 15,160       19,250       29,544
                                         -----------  -----------  -----------
TOTAL ASSETS                             $ 1,978,569  $ 1,890,832  $ 1,558,042
                                         -----------  -----------  -----------
                                         -----------  -----------  -----------


                 See notes to consolidated financial statements.

                               BEST BUY CO., INC.

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                      ($ in 000, except per share amounts)

                                                  June 1,      March 2,     May 27,
                                                   1996          1996        1995
                                                (Unaudited)               (Unaudited)
                                                -----------  -----------  -----------
CURRENT LIABILITIES:
     Note payable, bank                         $   185,000               $    50,000
     Obligations under financing arrangements       142,456  $    93,951       41,367
     Accounts payable                               515,297      673,852      435,406
     Accrued salaries and related expenses           28,183       26,890       24,127
     Other accrued liabilities                      140,709      125,582       77,953
     Deferred service plan revenue
       and warranty reserve                          29,469       30,845       26,759
     Accrued income taxes                                                       3,443
     Current portion of long-term debt               23,362       23,568       13,664
                                                -----------  -----------  -----------
          Total current liabilities               1,064,476      974,688      672,719
Deferred Service Plan Revenue and Warranty
  Reserve, Long-Term                                 41,409       48,243       45,197

Long-Term Debt                                      207,855      206,287      224,723

Convertible Preferred Securities of Subsidiary      230,000      230,000      230,000

SHAREHOLDERS' EQUITY:
     Preferred stock, $1.00 par value;
       authorized 400,000 shares; none issued
     Common stock, $.10 par value; authorized
       120,000,000 shares; issued and
       outstanding 43,124,000, 42,842,000,
       and 42,594,000 shares, respectively            4,312        4,284        4,259
     Additional paid-in capital                     239,170      236,392      233,553
     Retained earnings                              191,347      190,938      147,591
                                                -----------  -----------  -----------
          Total shareholders' equity                434,829      431,614      385,403
                                                -----------  -----------  -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $ 1,978,569  $ 1,890,832  $ 1,558,042
                                                -----------  -----------  -----------
                                                -----------  -----------  -----------


                 See notes to consolidated financial statements.

                               BEST BUY CO., INC.

                       CONSOLIDATED STATEMENTS OF EARNINGS

                      ($ in 000, except per share amounts)

                                   (Unaudited)

                                                        Three Months Ended
                                                  ----------------------------
                                                    June 1,            May 27,
                                                     1996               1995
                                                  ----------        ----------

Revenues                                          $1,637,184        $1,274,696
Cost of goods sold                                 1,404,534         1,092,408
                                                  ----------        ----------
Gross profit                                         232,650           182,288
Selling, general and administrative
   expenses                                          219,698           165,925
                                                  ----------        ----------
Operating income                                      12,952            16,363
Interest expense, net                                 12,281             8,616
                                                  ----------        ----------

Earnings before income taxes                             671             7,747
Income taxes                                             262             3,075
                                                  ----------        ----------
Net earnings                                      $      409        $    4,672
                                                  ----------        ----------
                                                  ----------        ----------

Net earnings per share                            $      .01        $      .11
                                                  ----------        ----------
                                                  ----------        ----------

Weighted average common shares
outstanding (000)                                     43,564            43,423
                                                  ----------        ----------
                                                  ----------        ----------


                 See notes to consolidated financial statements.

                               BEST BUY CO., INC.

            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                     FOR THE THREE MONTHS ENDED JUNE 1, 1996

                                   ($ in 000)

                                   (unaudited)


                                                      Additional
                                                        paid-in        Retained
                                       Common stock     capital        earnings
                                       ------------   ----------       --------

Balance, March 2, 1996                     $4,284       $236,392       $190,938

Stock options exercised                        28          2,778

Net earnings, three months ended
  June 1, 1996                                                              409
                                           ------       --------       --------

Balance, June 1, 1996                      $4,312       $239,170       $191,347
                                           ------       --------       --------
                                           ------       --------       --------

                 See notes to consolidated financial statements.

                               BEST BUY CO., INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   ($ in 000)

                                   (unaudited)


                                                                 Three Months Ended
                                                              -----------------------
                                                               June 1,        May 27,
                                                                1996           1995
                                                              ---------     ---------
OPERATING ACTIVITIES:
     Net earnings                                             $     409     $   4,672
     Charges to earnings not affecting cash:
          Depreciation and amortization                          17,042        12,763
                                                              ---------     ---------
                                                                 17,451        17,435
     Changes in operating assets and liabilities:
          Receivables                                            16,706       (15,565)
          Merchandise inventories                              (167,817)      (94,714)
          Prepaid income taxes and expenses                      (5,191)       (4,746)
          Accounts payable                                     (158,555)       28,724
          Other current liabilities                              16,420         3,999
          Deferred service plan revenue and warranty
               reserve                                           (8,210)        4,876
                                                              ---------     ---------
               Total cash used in operating activities         (289,196)      (59,991)


INVESTING ACTIVITIES:
     Additions to property and equipment                        (16,083)      (23,489)
     Recoverable costs from developed properties                  3,464       (17,301)
     (Increase)decrease in other assets                            (137)          154
                                                              ---------     ---------
               Total cash used in investing activities          (12,756)      (40,636)


FINANCING ACTIVITIES:
     Borrowings on revolving credit line, net                   185,000        50,000
     Increase(decrease) in obligations under
          financing arrangements                                 48,505       (40,388)
     Long-term borrowings                                         5,000
     Payments on long-term debt                                  (3,638)       (3,628)
     Common stock issued                                          1,244         1,612
                                                              ---------     ---------

               Total cash provided by
                 financing activities                           236,111         7,596
                                                              ---------     ---------

DECREASE IN CASH AND CASH EQUIVALENTS                           (65,841)      (93,031)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 86,445       144,700
                                                              ---------     ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $  20,604     $  51,669
                                                              ---------     ---------
                                                              ---------     ---------

Amounts in this statement are presented on a cash basis and therefore may differ from those shown in other sections of this quarterly report.

Supplemental cash flow information:
     Cash paid during the period for:
          Interest                                            $  13,347     $  11,105
          Income taxes                                        $   1,063     $  13,273



                 See notes to consolidated financial statements.

                               BEST BUY CO., INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION:

     The consolidated balance sheets as of June 1, 1996, and May 27, 1995, the related consolidated statements of earnings and cash flows for the three months ended June 1, 1996, and May 27, 1995, and the consolidated statement of changes in shareholders' equity for the three months ended June 1, 1996, are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included and were normal and recurring in nature. Interim results are not necessarily indicative of results for a full year. These interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's Annual Report to Shareholders for the fiscal year ended March 2, 1996.


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

                               BEST BUY CO., INC.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net earnings for the first quarter of fiscal 1997 were $409,000, or $.01 per share, compared to net earnings of $4,672,000, or $.11 per share, in the comparable period last year. Operating income compared to the prior year's first quarter was impacted, in part, by higher selling, general and administrative expenses. Higher interest expense during the period also applied pressure on earnings.

Revenues in the quarter increased 28% to $1.637 billion compared to $1.275 billion in the first quarter last year. The increase was due in part to the contribution from the 47 new stores and sixteen remodeled/relocated stores in fiscal 1996 and a comparable store sales increase of 4% during the period. The Company also opened eight new stores during the quarter, including five stores in the new market of Philadelphia, Pennsylvania, on May 3. Comparable store sales increases of appliances were strong in comparison to the prior year due to a significant expansion of product assortment in May. The Company introduced the Amana, General Electric, Hotpoint, GE Profile and Tappan lines of appliances, greatly enhancing that category's consumer appeal and the Company's competitive position. Total Company comparable store sales comparisons are expected to become more difficult beginning in August due to the high levels of promotional activity that began in August of last year and continued through much of the remainder of the year.

Retail store sales mix by major product category for the first quarter was as follows:


                                               Quarter Ended
                                     --------------------------------
                                     June 1, 1996        May 27, 1995
                                     ------------        ------------

Home Office                               41%                 40%
Consumer Electronics
     Audio                                12%                 13%
     Video                                17%                 18%
Entertainment Software                    15%                 16%
Appliances                                 8%                  7%
Other                                      7%                  6%
                                         ----                ----
     Total                               100%                100%
                                         ----                ----
                                         ----                ----

The Company currently plans to open approximately 14 additional new stores during the remainder of the fiscal year, including entry into the new market of Tampa, Florida, in the third quarter. Three of the remaining stores to be opened are expected to open in the second quarter and the remaining openings anticipated in the third quarter.

Gross profit margin was 14.2% of sales for the first quarter of this year, compared to 14.3% in the first quarter of last year and 13.0% in fiscal 1996. Gross profit margin was essentially flat with the first quarter of the prior year as an increased contribution from the sale of higher margin appliances and extended service plans helped offset weaker margins in the home office category. Sales of extended service plans increased to 1.5% of store sales compared to less than 1% in each of the last three fiscal years. These plans are now administered by a third party, resulting in recognition of revenue and profit on the sale of the plans at the time of sale. Prior to the fourth quarter of fiscal 1996, revenue and profit from extended service plans was recognized over the term of the contract. Management expects that price competition and promotional offers to stimulate spending will continue, particularly in personal computers. While competition and promotions may limit the Company's ability to increase margins, the Company believes that increased contributions from appliances and extended service plans provide an opportunity to increase overall margins in fiscal 1997. Additional employee training programs and other planned initiatives should result in a further increase in the contribution of extended service plans. In addition, management anticipates that the appliance category should continue to increase as a percentage of total Company sales, increasing to approximately 9% of sales for the fiscal year.

Selling, general and administrative (SG&A) expenses increased to 13.4% of sales compared to 13.0% in the first quarter of the prior year. This increase is mainly due to higher occupancy and fixed costs associated with the new and remodeled or relocated stores in fiscal 1996 and costs attributable to the rollout of the expanded appliance assortment. Costs associated with improving sales execution and supporting the expanded appliance assortment will further increase the Company's SG&A expense ratio in fiscal 1997. Also, as the Company's rate of sales growth slows in the current fiscal year, both in terms of the number of new stores opened and comparable store sales increases, management expects that the SG&A ratio for the year will be higher than fiscal 1996's ratio of 11.3%.

Net interest expense increased $3.7 million compared to the first quarter of fiscal 1996. The increase was due principally to a higher level of completed properties held for sale and borrowings to support higher working capital needs. Additionally, in the first quarter of fiscal 1996 the Company financed working capital with the proceeds from the $230 million November 1994 preferred securities offering.

FINANCIAL CONDITION

Working capital of $589 million at June 1, 1996 was unchanged from the prior fiscal year end as cash, bank borrowings and inventory financing arrangements were used to support higher inventories and reduce accounts payable. Inventories increased during the first quarter from a seasonally low point at the end of the prior fiscal year, due, in part, to the opening of eight new stores and the increased appliance assortment. Receivables at June 1, 1996 decreased $16.7 million from March 2, 1996 as a result of the change in the volume of business prior to each period end. Prepaid expenses increased from March 2, 1996 primarily due to an increase in refundable income taxes. Deferred service plan revenues are decreasing as revenues from plans sold prior to the fourth quarter of fiscal 1996 are recognized. Revenues from extended service plans sold in subsequent periods are recognized at the time of sale.

At June 1, 1996, the Company owned 12 retail locations and a distribution center that were available for sale and leaseback and included in recoverable costs from developed properties. Proceeds from the sale of developed properties were approximately $7 million in the first quarter. Subsequent to the end of the quarter, three properties, including the distribution center, were sold resulting in proceeds of approximately $34 million. The Company plans to sell and lease back the remaining properties, as well as four additional retail locations under development for fiscal 1997, during the current fiscal year. Conditions in the marketplace for retail real estate and the economy in general may affect the timing of sale/leaseback transactions.

During the first quarter the Company received $5 million in proceeds from a state government agency loan. In June, the Company repaid the $8.7 million contract for deed on the corporate headquarters facility. The Company plans to obtain a long-term mortgage on this facility. The Company currently expects that capital spending for the fiscal year, exclusive of property development costs anticipated to be recovered through long-term financing, will approximate $80 million.

Management expects that funds available through cash flow from operations, the Company's credit facility, inventory financing facilities and customary vendor terms, will be sufficient to meet the Company's working capital needs for the fiscal year.

SAFE HARBOR PROVISIONS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

The Company filed a Current Report on Form 8-K on May 8, 1996, with the Securities and Exchange Commission. The Report contains cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward looking statements made by the Company herein.

                               BEST BUY CO., INC.


                           Part II - Other Information

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K:

     a.   Exhibits:                                            Method of Filing
                                                               ----------------
          11.1  Computation of net earnings
                per common share                                Filed herewith

          27.1  Financial Data Schedule                         Filed herewith


     b.   Reports on Form 8-K:

          A Current Report on Form 8-K was filed with the Securities and Exchange Commission on May 8, 1996 in connection with the "Safe Harbor" of the Private Securities Litigation Reform Act of 1995.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   BEST BUY CO., INC.
                                   (Registrant)




Date: July 12, 1996                By: /s/  ALLEN U. LENZMEIER
                                      ------------------------------------------
                                      Allen U. Lenzmeier, Executive Vice
                                      President & Chief Financial Officer
                                      (principal financial officer)





                                   By: /s/  ROBERT C. FOX
                                      ------------------------------------------
                                      Robert C. Fox, Senior Vice President-
                                      Finance & Treasurer (principal
                                      accounting officer)