Form 10-Q
period 1996-08-31
BEST BUY CO INC
filed 1996-10-11
CIK 764478

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                    FORM 10-Q

(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 1996

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934
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


At August 31, 1996, there were 43,222,061 shares of common stock, $.10 par value, outstanding.

                               BEST BUY CO., INC.

                 FORM 10-Q FOR THE QUARTER ENDED AUGUST 31, 1996


                                      INDEX

                                                                            Page
                                                                            ----
Part I. Financial Information

        Item 1.  Consolidated Financial Statements:

                 a.  Consolidated balance sheets as of August 31, 1996,     3-4
                       March 2, 1996 and August 26, 1995

                 b.  Consolidated statements of earnings for the            5
                       three and six months ended August 31, 1996
                       and August 26, 1995

                 c.  Consolidated statement of changes in shareholders'     6
                       equity for the six months ended August 31, 1996

                 d.  Consolidated statements of cash flows for the          7
                       six months ended August 31, 1996, and
                       August 26, 1995

                 e.  Notes to consolidated financial statements             8

        Item 2.  Management's Discussion and Analysis of Financial          9-12
                   Condition and Results of Operations


Part II.  Other Information

        Item 4.  Submission of matters to a vote of Security Holders        13

        Item 6.  Exhibits and Reports on Form 8-K                           14


Signatures                                                                  15

                       Part I - Financial Information

Item 1. Consolidated Financial Statements

                             BEST BUY CO., INC.

                         CONSOLIDATED BALANCE SHEETS

                                   ASSETS

                    ($ in 000, except per share amounts)

                                             August 31,       March 2,     August 26,
                                                1996           1996           1995
                                             (Unaudited)                   (Unaudited)
                                             ----------     ----------     ----------
CURRENT ASSETS:
  Cash and cash equivalents                  $   30,670     $   86,445     $   43,693
  Receivables                                   125,870        121,438        116,474
  Recoverable costs from developed
    properties                                   96,935        126,237        147,182
  Merchandise inventories                     1,447,382      1,201,142      1,269,060
  Deferred income taxes                          21,143         20,165         18,009
  Prepaid expenses                               11,975          5,116          7,035
                                             ----------     ----------     ----------
        Total current assets                  1,733,975      1,560,543      1,601,453

PROPERTY AND EQUIPMENT, at cost:
  Land and buildings                             16,734         16,423         15,414
  Property under capital leases                  29,177         29,421         28,435
  Leasehold improvements                        137,335        131,289        107,177
  Furniture, fixtures, and equipment            295,716        266,582        229,006
                                             ----------     ----------     ----------
                                                478,962        443,715        380,032

  Less accumulated depreciation and
    amortization                                161,445        132,676        111,212
                                             ----------     ----------     ----------
        Net property and equipment              317,517        311,039        268,820

OTHER ASSETS:
  Deferred income taxes                               -          7,204         11,058
  Other assets                                   12,912         12,046         20,151
                                             ----------     ----------     ----------
        Total other assets                       12,912         19,250         31,209
                                             ----------     ----------     ----------
TOTAL ASSETS                                 $2,064,404     $1,890,832     $1,901,482
                                             ----------     ----------     ----------
                                             ----------     ----------     ----------


                 See notes to consolidated financial statements.

                             BEST BUY CO., INC.

                    LIABILITIES AND SHAREHOLDERS' EQUITY

                    ($ in 000, except per share amounts)

                                                            August 31,       March 2,     August 26,
                                                               1996           1996           1995
                                                            (Unaudited)                   (Unaudited)
                                                            ----------     ----------     ----------
CURRENT LIABILITIES:
   Note payable, bank                                       $  208,000     $        -     $  150,000
   Obligations under financing arrangements                    105,716         93,951         22,851
   Accounts payable                                            619,515        673,852        643,926
   Accrued salaries and related expenses                        29,043         26,890         28,801
   Other accrued liabilities                                   143,300        125,582        117,471
   Deferred service plan revenue
     and warranty reserve                                       27,504         30,845         28,645
   Accrued income taxes                                              -              -          2,641
   Current portion of long-term debt                            16,035         23,568         23,124
                                                            ----------     ----------     ----------
        Total current liabilities                            1,149,113        974,688      1,017,459

Deferred Service Plan Revenue and Warranty
  Reserve, Long-Term                                            35,433         48,243         49,558

Long-Term Debt                                                 209,927        206,287        212,143

Convertible Preferred Securities of Subsidiary                 230,000        230,000        230,000

SHAREHOLDERS' EQUITY:
   Preferred stock, $1.00 par value;
     authorized 400,000 shares; none issued
   Common stock, $.10 par value; authorized
     120,000,000 shares; issued and
     outstanding 43,222,000, 42,842,000,
     and 42,670,000 shares, respectively                         4,322          4,284          4,267
   Additional paid-in capital                                  240,474        236,392        234,750
   Retained earnings                                           195,135        190,938        153,305
                                                            ----------     ----------     ----------
        Total shareholders' equity                             439,931        431,614        392,322
                                                            ----------     ----------     ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $2,064,404     $1,890,832     $1,901,482
                                                            ----------     ----------     ----------
                                                            ----------     ----------     ----------


               See notes to consolidated financial statements.

                               BEST BUY CO., INC.

                       CONSOLIDATED STATEMENTS OF EARNINGS

                      ($ in 000, except per share amounts)

                                   (Unaudited)

                                                 Three Months Ended              Six Months Ended
                                             -------------------------     -------------------------
                                             August 31,     August 26,     August 31,     August 26,
                                                1996           1995           1996           1995
                                             ----------     ----------     ----------     ----------
Revenues                                     $1,778,640     $1,437,911     $3,415,824     $2,712,607

Cost of goods sold                            1,526,974      1,241,290      2,931,508      2,333,698
                                             ----------     ----------     ----------     ----------
Gross profit                                    251,666        196,621        484,316        378,909

Selling, general and administrative
expenses                                        231,982        177,418        451,680        343,343
                                             ----------     ----------     ----------     ----------

Operating income                                 19,684         19,203         32,636         35,566

Interest expense, net                            13,475          9,726         25,756         18,342
                                             ----------     ----------     ----------     ----------

Earnings before income taxes                      6,209          9,477          6,880         17,224

Income taxes                                      2,421          3,763          2,683          6,838
                                             ----------     ----------     ----------     ----------

Net earnings                                 $    3,788     $    5,714     $    4,197     $   10,386
                                             ----------     ----------     ----------     ----------
                                             ----------     ----------     ----------     ----------

Net earnings per share                       $     0.09     $     0.13     $     0.10     $     0.24
                                             ----------     ----------     ----------     ----------
                                             ----------     ----------     ----------     ----------

Weighted average common shares
outstanding (000)                                43,814         43,623         43,708         43,622
                                             ----------     ----------     ----------     ----------
                                             ----------     ----------     ----------     ----------


               See notes to consolidated financial statements.

                             BEST BUY CO., INC.

          CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                  FOR THE SIX MONTHS ENDED AUGUST 31, 1996

                                 ($ in 000)

                                 (unaudited)

                                                            Additional
                                                              paid-in        Retained
                                           Common stock       capital        earnings
                                           ------------     ----------       --------

Balance, March 2, 1996                         $  4,284       $236,392       $190,938

Stock options exercised                              38          4,082

Net earnings, six months ended
  August 31, 1996                                                               4,197
                                               --------       --------       --------

Balance, August 31, 1996                       $  4,322       $240,474       $195,135
                                               --------       --------       --------
                                               --------       --------       --------


               See notes to consolidated financial statements.

                               BEST BUY CO., INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   ($ in 000)

                                   (unaudited)

                                                                  Six Months Ended
                                                            -------------------------
                                                            August 31,     August 26,
                                                               1996           1995
                                                            ----------     ----------
OPERATING ACTIVITIES:
    Net earnings                                              $  4,197       $ 10,386
    Charges to earnings not affecting cash:
       Depreciation and amortization                            33,872         25,971
                                                              --------       --------
                                                                38,069         36,357
    Changes in operating assets and liabilities:
       Receivables                                              (4,432)       (32,034)
       Merchandise inventories                                (246,240)      (361,383)
       Prepaid income taxes and expenses                         1,318         (9,251)
       Accounts payable                                        (54,337)       255,575
       Other current liabilities                                19,871         29,562
       Deferred service plan revenue and warranty
          reserve                                              (16,151)        11,123
                                                              --------       --------
          Total cash used in operating activities             (261,902)       (70,051)

INVESTING ACTIVITIES:
    Additions to property and equipment                        (40,350)       (55,682)
    Recoverable costs from developed properties                 29,302        (60,960)
    Increase in other assets                                      (866)          (393)
                                                              --------       --------
          Total cash used in investing activities              (11,914)      (117,035)

FINANCING ACTIVITIES:
    Borrowings on revolving credit line, net                   208,000        150,000
    Increase(decrease) in obligations under
       financing arrangements                                   11,765        (58,904)
    Long-term borrowings                                        13,000              -
    Payments on long-term debt                                 (16,893)        (7,331)
    Common stock issued                                          2,169          2,314
                                                              --------       --------
          Total cash provided by
            financing activities                               218,041         86,079
                                                              --------       --------

DECREASE IN CASH AND CASH EQUIVALENTS                          (55,775)      (101,007)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                86,445        144,700
                                                              --------       --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $ 30,670       $ 43,693
                                                              --------       --------
                                                              --------       --------

Amounts in this statement are presented on a cash basis and therefore may differ from those shown in other sections of this quarterly report.

Supplemental cash flow information:

    Cash paid (received) during the period for:
       Interest                                               $ 25,424       $ 18,805
       Income taxes                                           $ (4,110)      $ 20,165


                 See notes to consolidated financial statements.

                          BEST BUY CO., INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION:

     The consolidated balance sheets as of August 31, 1996, and August 26, 1995, the related consolidated statements of earnings for the three and six months ended August 31, 1996 and August 26, 1995, the consolidated statements of cash flow for the six months ended August 31, 1996 and August 25, 1995 and the consolidated statement of changes in shareholders' equity for the six months ended August 31, 1996, are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included and were normal and recurring in nature. Interim results are not necessarily indicative of results for a full year. These interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's Annual Report to Shareholders for the fiscal year ended March 2, 1996.


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

                          BEST BUY CO., INC.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net earnings for the second quarter of fiscal 1997 were $3,788,000, or $.09 per share, compared to net earnings of $5,714,000, or $.13 per share, in the comparable period last year. For the first six months of the current fiscal year net earnings were $4,197,000, or $.10 per share compared to $10,386,000, or $.24 per share for the same period last year. An improvement in gross margins was offset by higher selling, general and administrative expenses resulting in reduced operating income as a percentage of sales in the current year periods. Higher interest expense during the current periods also applied pressure on earnings.

Revenues in the second quarter increased 24% to $1.779 billion compared to $1.438 billion in the second quarter last year. Revenues for the year to date period increased 26% to $3.416 billion. The increases were due mainly to the contribution from the 38 new stores opened in the past twelve months and a comparable store sales increase of 4% during both the quarter and year to date periods. The Company has opened eleven new stores during the current fiscal year, including five stores in the new market of Philadelphia, Pennsylvania, on May 3. The Company operated 262 stores at August 31, 1996 compared to 224 stores at August 26, 1995. Comparable store sales results in the quarter and year to date periods benefited from the increased assortment of major appliances which the Company introduced in May. The appliance category was significantly expanded in the current fiscal year with the addition of the Amana, General Electric, GE Profile, Hotpoint, and Tappan brand names. However, industry-wide softness in the consumer electronics category and a relatively mild summer, resulting in sluggish sales of air conditioners as compared to last year, put pressure on comparable store sales results. Total Company comparable store sales results in the second half of this fiscal year are expected to be lower than the first half reported results with some months likely to be negative. Last year the Company reported comparable store sales increases of 11% and 1% in the third and fourth quarters, respectively.

Retail store sales mix by major product category for the second quarter and six month period was as follows:

                        Second Quarter Ended     Six Months Ended
                        --------------------    ------------------
                        8/31/96     8/26/95     8/31/96    8/26/95
                        -------     -------     -------    -------

Home Office                39%         40%         40%      40%
Consumer Electronics
     Audio                 12%         13%         12%      13%
     Video                 17%         17%         17%      18%
Entertainment Software     14%         15%         14%      15%
Appliances                 11%         10%         10%       9%
Other                       7%          5%          7%       5%
                          ----        ----        ----     ----
     Total                100%        100%        100%     100%
                          ----        ----        ----     ----
                          ----        ----        ----     ----

The Company plans to open ten additional new stores during the remainder of the current fiscal year, including entry into the new markets of Tucson, Arizona, Fresno, California, Tampa, Florida, and Memphis, Tennessee, in the third quarter.

Gross profit margin was 14.1% of sales in the second quarter of this year, and 14.2% for the first half compared to 13.7% and 14.0% in the comparable periods of last year. Gross profit margin improved in both periods compared to the prior year, as increased contributions from the sale of higher margin appliances and extended service plans helped offset margin lost from lower air conditioner sales. Sales of extended service plans increased to 1.8% and 1.6% of store sales in the second quarter and first half, respectively, compared to .9% in the comparable periods last year. Extended service plans sold in the current year periods are administered by a third party, resulting in recognition of revenue and profit on the sale of the plans at the time of sale. Prior to the fourth quarter of fiscal 1996, revenue and profit from extended service plans was recognized over the term of the contract. Competition and promotional activity are expected to continue to apply pressure on margins; however, management believes that increased contributions from appliances and extended service plans provide an opportunity to increase overall margins in fiscal 1997 as compared to the prior year.

Selling, general and administrative (SG&A) expenses increased to 13% of sales compared to 12.3% in the second quarter of the prior year. For the six month period the ratios were 13.2% and 12.7%, in the current and prior years, respectively. The increase is mainly due to higher occupancy and fixed costs associated with the new stores located in generally more expensive markets, 15 remodeled/relocated stores and distribution capacity added in the past twelve months. Costs associated with improving sales execution and supporting the expanded appliance assortment also have impacted the Company's SG&A expense ratio in the first half of fiscal 1997. The Company's slower rate of sales growth in the current fiscal year, both in terms of the number of new stores opened and comparable store sales increases, will cause the SG&A ratio for the year to be higher than fiscal 1996's ratio of 11.3%.

Net interest expense increased $3.7 million in the second quarter and $7.4 million in the first six months compared to fiscal 1996. The increase was due principally to a higher level of completed properties held for sale and borrowings to support higher inventory levels. Additionally, in the first half of fiscal 1996 the Company financed a portion of its working capital with the proceeds from the $230 million November 1994 preferred securities offering.

FINANCIAL CONDITION

Working capital of $585 million at August 31, 1996 was unchanged from the prior fiscal year end as cash, bank borrowings and inventory financing arrangements were used to support higher inventories and reduce accounts payable.
Inventories increased 14% compared to August 26, 1995 due to the addition of the new stores and the increased appliance assortment. In addition, cost of goods sold increased 26% compared to the first six months of the prior year. Deferred service plan revenues and the related deferred income taxes are decreasing as revenues from plans sold prior to the fourth quarter of fiscal 1996 are recognized. Revenues from extended service plans sold in subsequent periods are recognized at the time of sale.

At August 31, 1996, the Company owned ten operating retail locations that were available for sale and leaseback and included in recoverable costs from developed properties. The Company also owns four retail locations under development for openings later in the current fiscal year, as well as two sites to be developed for fiscal 1998 store openings. Proceeds from the sale of developed properties were approximately $42 million in the first six months of the fiscal year and another $15 million subsequent to the end of the second quarter. For the first six months of fiscal 1997 the Company's net cash flow from developed properties was a positive $29 million compared to a net outflow of $61 million in the first half of the prior year. The Company expects to sell and lease back most of the remaining operating properties, as well as the retail locations under development for fiscal 1997 openings, prior to the current fiscal year end. Conditions in the marketplace for retail real estate and the economy in general may affect the timing of sale/leaseback transactions.

During the first six months of fiscal 1997 the Company obtained $13 million from intermediate term equipment financings. Subsequent to August 31, 1996, the Company completed an additional $8.5 million in 5-year equipment financing. In June, the Company repaid the $8.7 million contract for deed on its corporate headquarters facility. The Company plans to obtain a long-term mortgage on this facility. The Company currently expects that capital spending for the fiscal year, exclusive of property development costs anticipated to be recovered through long-term financing, will approximate $85 million.

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

                               BEST BUY CO., INC.

                           Part II - Other Information


Item 4.  Submission of matters to a vote of Security Holders.

a) The Regular Meeting of the Shareholders of the Company was held June 19, 1996. The following individuals were elected at the meeting as Directors of the Company to serve until the 1998 Regular Meeting of Shareholders. Shares voted in favor of these directors and shares withheld were as follows:

     Bradbury H. Anderson

             Shares For                            39,962,878
             Shares Withheld                          178,782

     Frank D. Trestman

             Shares For                            39,961,588
             Shares Withheld                          180,072

     David Stanley

             Shares For                            39,963,227
             Shares Withheld                          178,433

     James C. Wetherbe

             Shares For                            39,963,653
             Shares Withheld                          178,007

     The other matter voted on and the results of voting were as follows:

     Shareholders ratified the appointment by the Board of Directors of Ernst & Young, LLP as the corporation's independent auditor for the fiscal year beginning March 3, 1996, with shares voted as follows:

             Shares For                            39,998,427
             Shares Against                            76,268
             Shares Abstaining                         66,965

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

             None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      BEST BUY CO., INC.
                                      (Registrant)




Date: October 11, 1996                By:  /s/  ALLEN U. LENZMEIER
                                           -------------------------------------
                                           Allen U. Lenzmeier, Executive Vice
                                           President & Chief Financial Officer
                                           (principal financial officer)





                                      By:  /s/  ROBERT C. FOX
                                           -------------------------------------
                                           Robert C. Fox, Senior Vice President-
                                           Finance & Treasurer (principal
                                           accounting officer)