Form 10-Q
period 1996-11-30
BEST BUY CO INC
filed 1997-01-14
CIK 764478

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549
                                      FORM 10-Q

(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
--- EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 1996

                                          OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934
For the transition period from                    to
                                -----------------    -----------------

Commission File Number:  1-9595


                                  BEST BUY CO., INC.
                  (Exact Name of Registrant as Specified in Charter)


      Minnesota                                     41-0907483
(State of Incorporation)               (IRS Employer Identification Number)

        7075 Flying Cloud Drive                       55344
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

At November 30, 1996, there were 43,273,152 shares of common stock, $.10 par value, outstanding.

                                  BEST BUY CO., INC.

                  FORM 10-Q FOR THE QUARTER ENDED NOVEMBER 30, 1996


                                        INDEX

                                                                            Page
                                                                            ----

Part I.  Financial Information

    Item 1.   Consolidated Financial Statements:

         a.   Consolidated balance sheets as of November 30, 1996,         3-4
                March 2, 1996 and November 25, 1995

         b.   Consolidated statements of operations for the                5
                three and nine months ended November 30, 1996
                and November 25, 1995

         c.   Consolidated statement of changes in shareholders'           6
                equity for the nine months ended November 30, 1996

         d.   Consolidated statements of cash flows for the                7
                nine months ended November 30, 1996 and
                November 25, 1995

         e.   Notes to consolidated financial statements                   8

    Item 2.   Management's Discussion and Analysis of Financial            9-13
              Condition and Results of Operations


Part II.  Other Information

    Item 6.   Exhibits and Reports on Form 8-K                             14


Signatures                                                                 15

                            Part I - Financial Information

Item 1.  Consolidated Financial Statements

                                  BEST BUY CO., INC.

                             CONSOLIDATED BALANCE SHEETS

                                        ASSETS

                         ($ in 000, except per share amounts)



                                          November 30,           March 2,         November 25,
                                              1996                1996                1995
                                          (Unaudited)                             (Unaudited)
                                          ------------         -----------        ------------
CURRENT ASSETS:
 Cash and cash equivalents                $     43,195         $    86,445        $    107,041
 Receivables                                   217,106             121,438             191,920
 Recoverable costs from developed
  properties                                    91,420             126,237             129,302
 Merchandise inventories                     1,844,782           1,201,142           1,973,967
 Deferred and refundable income taxes           32,478              20,165              21,728
 Prepaid expenses                               13,763               5,116               8,249
                                          ------------         -----------        ------------
    Total current assets                     2,242,744           1,560,543           2,432,207

PROPERTY AND EQUIPMENT, at cost:
 Land and buildings                             17,738              16,423              15,774
 Property under capital leases                  29,138              29,421              27,865
 Leasehold improvements                        140,842             131,289             120,904
 Furniture, fixtures, and equipment            306,530             266,582             253,912
                                          ------------         -----------        ------------
                                               494,248             443,715             418,455
 Less accumulated depreciation and
  amortization                                 173,783             132,676             120,668
                                          ------------         -----------        ------------
    Net property and equipment                 320,465             311,039             297,787

OTHER ASSETS:
 Deferred income taxes                               -               7,204              11,058
 Other assets                                   12,838              12,046              17,163
                                          ------------         -----------        ------------
    Total other assets                          12,838              19,250              28,221
                                          ------------         -----------        ------------
TOTAL ASSETS                              $  2,576,047         $ 1,890,832        $  2,758,215
                                          ------------         -----------        ------------
                                          ------------         -----------        ------------


                   See notes to consolidated financial statements.

                                  BEST BUY CO., INC.

                         LIABILITIES AND SHAREHOLDERS' EQUITY

                         ($ in 000, except per share amounts)



                                               November 30,           March 2,         November 25,
                                                   1996                1996                1995
                                               (Unaudited)                             (Unaudited)
                                               ------------         -----------        ------------
CURRENT LIABILITIES:
  Note payable, bank                           $    271,500         $         -        $    310,000
  Obligations under financing arrangements          124,632              93,951             174,402
  Accounts payable                                1,047,941             673,852           1,122,865
  Accrued salaries and related expenses              33,686              26,890              34,747
  Other accrued liabilities                         153,292             125,582             145,653
  Deferred service plan revenue
    and warranty reserve                             26,086              30,845              32,240
  Accrued income taxes                                    -                   -              10,437
  Current portion of long-term debt                  17,249              23,568              23,109
                                               ------------         -----------        ------------
      Total current liabilities                   1,674,386             974,688           1,853,453

Deferred Service Plan Revenue and Warranty
 Reserve, Long-Term                                  29,208              48,243              55,333

Long-Term Debt                                      212,768             206,287             208,767

Convertible Preferred Securities of Subsidiary      230,000             230,000             230,000

SHAREHOLDERS' EQUITY:
  Preferred stock, $1.00 par value;
   authorized 400,000 shares; none issued
  Common stock, $.10 par value; authorized
   120,000,000 shares; issued and
   outstanding 43,273,000, 42,842,000,
   and 42,705,000 shares, respectively                4,327               4,284               4,271
  Additional paid-in capital                        241,196             236,392             235,284
  Retained earnings                                 184,162             190,938             171,107
                                               ------------         -----------        ------------
      Total shareholders' equity                    429,685             431,614             410,662
                                               ------------         -----------        ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $  2,576,047         $ 1,890,832        $  2,758,215
                                               ------------         -----------        ------------
                                               ------------         -----------        ------------



                   See notes to consolidated financial statements.

                                  BEST BUY CO., INC.

                        CONSOLIDATED STATEMENTS OF OPERATIONS

                         ($ in 000, except per share amounts)

                                     (Unaudited)


                                        Three Months Ended               Nine Months Ended
                                 -----------------------------     -----------------------------
                                November 30,     November 25,     November 30,     November 25,
                                    1996             1995             1996             1995
                                ------------     ------------     ------------     ------------
Revenues                        $  2,007,324     $  1,929,277     $  5,423,148     $  4,641,884

Cost of goods sold                 1,758,556        1,686,394        4,690,064        4,020,092
                                ------------     ------------     ------------     ------------
Gross profit                         248,768          242,883          733,084          621,792

Selling, general &
administrative expenses              251,878          200,295          703,558          543,638
                                ------------     ------------     ------------     ------------

Operating income (loss)               (3,110)          42,588           29,526           78,154

Interest expense, net                 14,883           13,186           40,639           31,528
                                ------------     ------------     ------------     ------------

Earnings (loss) before income
  taxes                              (17,993)          29,402          (11,113)          46,626

Income tax benefit (expense)           7,020          (11,600)           4,337          (18,438)
                                ------------     ------------     ------------     ------------

Net earnings (loss)             $    (10,973)    $     17,802     $     (6,776)    $     28,188
                                ------------     ------------     ------------     ------------
                                ------------     ------------     ------------     ------------

Net earnings (loss) per share   $       (.25)    $        .41     $       (.16)    $        .65
                                ------------     ------------     ------------     ------------
                                ------------     ------------     ------------     ------------

Weighted average common
  shares outstanding (000)            43,251           43,525           43,119           43,628
                                ------------     ------------     ------------     ------------
                                ------------     ------------     ------------     ------------



                   See notes to consolidated financial statements.

                                  BEST BUY CO., INC.

              CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                     FOR THE NINE MONTHS ENDED NOVEMBER 30, 1996

                                      ($ in 000)

                                     (unaudited)


                                            Additional
                                              paid-in        Retained
                           Common stock       capital        earnings
                           ------------     ----------       --------

Balance, March 2, 1996         $4,284         $236,392       $190,938

Stock options exercised            43            4,804

Net loss                                                      (6,776)
                               ------         --------       --------

Balance, November 30, 1996     $4,327         $241,196       $184,162
                               ------         --------       --------
                               ------         --------       --------

                   See notes to consolidated financial statements.

                                  BEST BUY CO., INC.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                      ($ in 000)

                                     (unaudited)


                                                          Nine Months Ended
                                                     -------------------------
                                                     November 30,  November 25,
                                                        1996         1995
                                                     ------------  -----------
OPERATING ACTIVITIES:
  Net earnings (loss)                               $     (6,776) $    28,188
  Charges to earnings not affecting cash:
   Depreciation and amortization                          50,743       40,320
   Inventory write-down                                   15,000            -
                                                     ------------  -----------
                                                          58,967       68,508
  Changes in operating assets and liabilities:
   Receivables                                           (95,668)    (107,480)
   Merchandise inventories                              (658,640)  (1,066,290)
   Prepaid income taxes and expenses                     (11,564)     (14,184)
   Accounts payable                                      374,089      716,183
   Other current liabilities                              34,506       90,061
   Deferred service plan revenue and warranty
    reserve                                              (23,794)      20,493
                                                     ------------  -----------
    Total cash used in operating activities             (322,104)    (292,709)

INVESTING ACTIVITIES:
  Additions to property and equipment                    (60,169)     (98,997)
  Recoverable costs from developed properties             34,817      (43,080)
  (Increase)decrease in other assets                        (792)       2,595
                                                     ------------  -----------
    Total cash used in investing activities              (26,144)    (139,482)

FINANCING ACTIVITIES:
  Borrowings on revolving credit line, net               271,500      310,000
  Increase in obligations under
   financing arrangements                                 30,681       92,647
  Long-term borrowings                                    21,542            -
  Payments on long-term debt                             (21,380)     (10,723)
  Common stock issued                                      2,655        2,608
                                                     ------------  -----------
    Total cash provided by
     financing activities                                304,998      394,532
                                                     ------------  -----------

DECREASE IN CASH AND CASH EQUIVALENTS                    (43,250)     (37,659)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD          86,445      144,700
                                                     ------------  -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD          $     43,195  $   107,041
                                                     ------------  -----------
                                                     ------------  -----------


Amounts in this statement are presented on a cash basis and therefore may differ from those shown in other sections of this quarterly report.


Supplemental cash flow information:
  Cash paid (received) during the period for:
   Interest                                         $     41,411  $    34,153
   Income taxes                                     $     (3,487) $    27,578


                   See notes to consolidated financial statements.

                                  BEST BUY CO., INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION:

    The consolidated balance sheets as of November 30, 1996, and November 25, 1995, the related consolidated statements of operations for the three and nine months ended November 30, 1996 and November 25, 1995, the consolidated statements of cash flow for the nine months ended November 30, 1996 and November 25, 1995 and the consolidated statement of changes in shareholders' equity for the nine months ended November 30, 1996, are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included and were normal and recurring in nature (see note 5). Interim results are not necessarily indicative of results for a full year. These interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's Annual Report to Shareholders for the fiscal year ended March 2, 1996.


2.  RECLASSIFICATION:
    Certain prior year amounts have been reclassified to conform to current year presentation.


3.  INCOME TAXES:

    Income taxes are provided on an interim basis based upon management's estimate of the annual effective tax rate.


4.  EARNINGS PER SHARE:

    Earnings per share relate to fully diluted earnings per share.


5.  INVENTORY WRITE-DOWN:
    The results of operations for the three and nine month periods ended November 30, 1996 include a $15 million pretax charge to adjust certain inventories, primarily personal computers, to their expected net realizable values.

                                  BEST BUY CO., INC.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company reported a net loss of $11.0 million, or $.25 per share, for the third quarter of fiscal 1997, compared to net earnings of $17.8 million, or $.41 per share, in the comparable period last year. For the first nine months of the current fiscal year, a loss of $6.8 million, or $.16 per share, was reported compared to earnings of $28.2 million, or $.65 per share, for the same period last year. The results for the current quarter and year-to-date periods were impacted by a rapid decline in the pricing of personal computers during the quarter and continued softness in the consumer electronics and entertainment software categories. A $15 million pretax charge was recorded in the third quarter to adjust personal computer inventories to net realizable values based on market pricing conditions at the end of the period. A decision to narrow the Company's assortment of office supplies also contributed to that charge.
Results were also impacted by higher selling, general and administrative expenses which, as a percent of sales, increased as a result of a decline in comparable store sales and higher operating expenses associated with markets entered in the past two years.

Revenues in the third quarter increased 4% to $2.007 billion compared to $1.929 billion in the third quarter last year. Revenues for the year-to-date period increased 17% to $5.423 billion. The increases were due to the contribution from the 21 new stores opened in the current year as comparable store sales decreased 8% in the quarter and 1% for the year-to-date period. New stores opened during the current fiscal year included five stores in the new market of Philadelphia, Pennsylvania, in May and four stores in Tampa, Florida, in October. The Company operated 272 stores at November 30, 1996 compared to 251 stores at November 25, 1995. The Company currently plans to open ten to fifteen additional new stores in fiscal 1998, including entry into the new markets of Pittsburgh, Pennsylvania, Knoxville, Tennessee and Palm Springs, California. Comparable store sales results for the third quarter were impacted by difficult comparisons from the prior year's third quarter when the Company reported a comparable store sales increase of 11%. That increase was driven by the introduction of extended consumer financing offers and the Windows '95 introduction which resulted in strong sales of personal computers.
Additionally, as reported earlier by the Company and other retailers in the Company's sector, the consumer electronics and entertainment software categories continue to be soft due to the general absence of new technology and lack of consumer interest for new music titles. The weakness in these categories is somewhat mitigated by comparable store sales increases in major appliances resulting from an expansion of the Company's product assortment this year.
Sales of extended
service plans also continue to show significant increases over last year. However, because three of the Company's four major product categories are expected to remain soft, total Company comparable store sales are expected to show declines for the next several quarters.

Retail store sales mix by major product category for the third quarter and nine month period was as follows:


                          Third Quarter Ended        Nine Months Ended
                          --------------------      --------------------
                          11/30/96  11/25/95        11/30/96  11/25/95
                          --------------------      --------------------

Home Office                  41%       46%            41%       42%
Consumer Electronics
    Video                    17        18             17        18
    Audio                    11        11             12        12
Entertainment Software       14        14             14        15
Appliances                    9         6              9         8
Extended Service Plans        2         1              2         1
Other                         6         4              5         4
                            ----      ----           ----      ----
     Total                  100%      100%           100%      100%
                            ----      ----           ----      ----
                            ----      ----           ----      ----


Gross profit margins were 12.4% for the third quarter and 13.5% for the year-to-date period compared to 12.6% and 13.4%, respectively, in the comparable periods of the prior year. Margins in the current year periods were impacted by intense competition in personal computers in anticipation of the introduction of new products with Intel's MMX microprocessor in January 1997. As a result of the need to reduce current inventories and the expected price compression when the new models are introduced, the promotional activity of personal computer manufacturers and retailers became extremely aggressive in November. Promotions included sizable price reductions, free merchandise and financing offers used to stimulate sales. Due to the sizeable price reductions, it was necessary to adjust carrying values of personal computer inventories to their expected net realizable values. That valuation, along with the Company's decision to narrow its product assortment of office supplies, resulted in a $15 million write-down of inventories at November 30, 1996. The charge impacted margins by .7% and .3% for the quarter and year-to-date periods, respectively. Margins generated by personal computers sold in November also negatively impacted gross profit margins for the periods. Management expects that margin pressure will continue in the personal computer category. Exclusive of the margin impact of the current personal computer environment, the Company's gross profit margins have improved in the current year. The improvement has come from the increased contributions from sales of major appliances and extended service plans. These two categories yield gross profit margins substantially higher than the Company average. Major appliance sales have increased to 9% of total Company sales for the current fiscal year compared to 7% for all of the prior fiscal year. The contribution in the Company's sales mix from extended service plans in the current fiscal year has increased to 2.1% of sales in the third quarter and 1.8% for the year-to-date, compared to less than 1% in each of the comparable periods last year. Extended service plans sold in the current year are administered and insured by a third party, resulting in recognition of revenue and profit at the time of sale. Revenues and profits from extended service plans sold through the third quarter of last year are recognized over the lives of the contracts. Announced consolidation and store closures by competitors could apply additional margin pressure in the near term as inventories are liquidated, although reduced competition may favorably impact margins in the long term.

Selling, general and administrative (S,G&A) expenses were 12.5% and 13.0% of sales for the quarter and nine month periods, compared to 10.4% and 11.7%, respectively, in the prior year. The increases in this ratio are due to the decline in comparable store sales and the resulting loss of leverage on fixed operating costs. Additionally, the higher operating costs of the stores opened in the past two years have contributed to the increases in the ratio. Net advertising expenses have also increased due to the promotional environment and reduced advertising support from vendors due to a decline in purchase volumes. Management expects that the S,G&A ratio in the next several quarters will be higher than the comparable prior year periods due to expected declines in comparable store sales.

Interest expense was moderately higher in the third quarter compared to the comparable quarter of the prior year, in part due to slightly higher interest rates. Interest expense for the year-to-date period has also increased compared to the prior year due to higher levels of completed real estate held for sale, as well as the utilization of the $230 million raised in a preferred securities offering late in fiscal 1995 that resulted in lower net borrowings in the first half of fiscal 1996.

FINANCIAL CONDITION

Working capital at November 30, 1996 was $568 million, essentially unchanged from November 25, 1995. Cash and cash equivalents were $64 million lower than the prior year third quarter end as receivables increased $25 million and bank borrowings declined approximately $40 million. As a result of reduced buying and tighter controls over purchases of personal computers in anticipation of the January model transition, inventories were approximately $130 million below prior year levels, despite the addition of 21 new stores. Accounts payable and obligations under financing arrangements were a combined $125 million below year ago levels. Other current assets increased as compared to the prior year and last fiscal year end due mainly to refundable income taxes related to the current year loss and the realization of the deferred income taxes previously provided on deferred service plan revenues.

At November 30, 1996, the Company owned eleven operating retail locations that were available for sale and leaseback and included in recoverable costs from developed properties. The Company also owns three retail locations under development for opening in the next twelve months. Proceeds from the sale of developed properties were approximately $61 million in the first nine months of the current fiscal year and another $8 million subsequent to the end of the third quarter. Through the first nine months of fiscal 1997, the Company's net cash flow from developed properties was a positive $35 million compared to a net outflow of $43 million in the first nine months of the prior year. The Company expects to sell and lease back the majority of the remaining operating properties, prior to the current fiscal year end. Conditions in the marketplace for the Company's real estate and the economy in general may affect the timing of sale/leaseback transactions.

The Company obtained $21 million from intermediate term equipment financings in the first nine months of fiscal 1997. In June, the Company repaid the $8.7 million contract for deed on its corporate headquarters facility. The Company has a commitment from a lender to provide a fifteen year mortgage on this facility and this financing is expected to be completed in the fourth quarter. The Company currently expects that capital spending for the fiscal year, exclusive of property development costs anticipated to be recovered through long-term financing, will approximate $90 million.

As a result of the operating results for the third quarter, the Company was in violation of an interest coverage ratio financial covenant in its working capital credit facility. In December, the Company and the participating banks in the facility waived compliance with the covenant. The covenant was also revised through the second quarter of the next fiscal year, after which the covenant reverts to the original ratio. Management intends to work with the bank group following the end of the current fiscal year to permanently amend and extend the term of the facility which currently matures in June 1998. The Company's ability to meet the interest coverage ratio, and other financial covenants, is dependent upon future operating results.

The third quarter operating results also caused violations of the terms of two of the Company's long-term real estate financings. The Company is in the process of obtaining a waiver and permanent change to the violated covenant on one of those financings. The other has been resolved under terms similar to those in the working capital facility. Management expects to work with the participants in this financing facility following the end of the fiscal year to permanently address the covenant issue through the duration of this facility, which currently extends through September 1998.

Management expects that funds available through cash flow from operations, the Company's working capital credit facility as currently in place or modified in the future, inventory financing facilities and customary vendor terms, will be sufficient to meet the Company's working capital needs for the next year. Management believes that the Company will be able to obtain sufficient borrowing capacity to meet its borrowing needs for the next year. Management anticipates that expected improvement in inventory turns and an anticipated substantial reduction in the amount of real estate held for sale will likely reduce the Company's borrowing requirements in the coming year.

SAFE HARBOR PROVISIONS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

The Company filed a Current Report on Form 8-K on May 8, 1996, with the Securities and Exchange Commission. The Report contains cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward looking statements made by the Company herein. Such forward looking statements include statements regarding the Company's ability to comply with the covenants of its financing arrangements and obtain adequate working capital financing.

                                  BEST BUY CO., INC.

                             Part II - Other Information



Item 6.  EXHIBITS AND REPORTS ON FORM 8-K:

    a.   Exhibits:                                        Method of Filing
                                                          ----------------

         11.1  Computation of net earnings (loss)
               per common share                            Filed herewith

         27.1  Financial Data Schedule                     Filed herewith

    b.   Reports on Form 8-K:

            None

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  BEST BUY CO., INC.
                                  (Registrant)




Date: January 13, 1997            By: /s/  ALLEN U. LENZMEIER
                                     -------------------------------------
                                     Allen U. Lenzmeier, Executive Vice
                                     President & Chief Financial Officer
                                     (principal financial officer)



                                  By: /s/  ROBERT C. FOX
                                     -------------------------------------
                                     Robert C. Fox, Senior Vice President-
                                     Finance & Treasurer (principal
                                     accounting officer)