Form 10-K
period 1997-03-31
BEST BUY CO INC
filed 1997-05-28
CIK 764478

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
                                      FORM 10-K
(Mark One)
 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 1, 1997.
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

The aggregate market value of voting stock held by non-affiliates of the Registrant on May 19, 1997, was approximately $461,378,308. On that date, there were 43,805,384 shares of Common Stock issued and outstanding.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   X
            ---

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's Annual Report to Shareholders for the year ended March 1, 1997 ("Annual Report") are incorporated by reference into Part II.

Portions of the Registrant's Proxy Statement dated May 14, 1997 for the regular meeting of shareholders to be held June 25, 1997 ("Proxy Statement") are incorporated by reference into Part III.

                                        PART I

Item 1.  BUSINESS

General

    Best Buy Co., Inc. (the "Company" or "Best Buy"), is the nation's largest volume specialty retailer of name brand consumer electronics, home office equipment, entertainment software and appliances. The Company commenced business in 1966 as an audio component systems retailer, and in the early 1980s, with the introduction of the video cassette recorder, expanded into video products. In 1983, the Company changed its marketing strategy to use mass merchandising techniques for a wider variety of products, and began to operate its stores with a "superstore" format. In 1989, Best Buy dramatically changed its method of retailing by introducing its "Concept II" store format, a self-service, non-commissioned, discount style sales environment designed to give the customer more control over the purchasing process. The Company determined that an increasing number of customers had become knowledgeable enough to select products without the assistance of a commissioned salesperson and preferred to make purchases in a more convenient and customer friendly environment. With its innovative retail format, the Company has moved into a leading position nationally in all of its principal product categories except appliances.

    In fiscal 1995, the Company developed a strategy to further enhance its store format. The strategy, known as "Concept III", features a larger, redesigned store format created to produce a more informative and exciting shopping experience for the customer. Through focus group interviews and other research, the Company determined that customers wanted more product information and a larger product selection. In order to meet these evolving consumer preferences, the Company developed an enhanced store format which features more hands-on demonstrations allowing customers to, among other things, experience audio and video products such as "surround sound" systems and sample featured compact discs at approximately 100 private listening stations. Additionally, these larger stores, generally 45,000 to 58,000 square feet, are designed to accommodate a larger product selection intended to be as good as or better than the selection offered by Best Buy's competitors in each of its principal product categories. Management continues to evaluate and refine the content and features of these Concept III stores to maximize the revenue and operating profit while providing customers with the most desirable shopping experience. As of March 1, 1997, 184 of 272 stores were the 45,000 or 58,000 square foot format generally incorporating the features of a "Concept III" store. To improve the productivity in its largest stores, the Company intends to test and evaluate new product lines.

    In the last two fiscal years the Company has increased its store count by 33%, adding 68 new stores and, as of March 1, 1997, was operating 272 stores from coast to coast. The Company anticipates opening 13 new stores in fiscal 1998 and to be operating approximately 285 stores by the end of the fiscal year.

Business Strategy

    The Company's business strategy is to offer consumers an enjoyable and convenient shopping experience while maximizing the Company's profitability. Best Buy believes it offers consumers meaningful advantages in store environment, product value, selection and service. An objective of this strategy has been to achieve a dominant share of the markets Best Buy serves. The Company currently holds a leading, and in some cases dominant, share in its mature markets. The Company's Concept III store format uses interactive displays to enhance the customer's shopping experience. As part of its overall strategy, the Company:

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

      - Seeks to provide customers with the best product value available in the market area through active comparison shopping programs, daily price changes, lowest price guarantees and special promotions, including interest-free financing, performance service plans generally priced below competitors, and home delivery.

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

    Best Buy's store format is a key component of its business strategy. The Company believes that because customers are familiar with most of the products the Company sells and are accustomed to discount shopping formats, they increasingly resist efforts to direct their choice of product and appreciate controlling the purchase decision. However, as new technology, such as digital technology, is introduced, particularly in consumer electronics and communications products, the Company intends to offer consumers a higher level of service to help them better understand the features and benefits of the advanced technology.

    Best Buy continuously evaluates the retail environment and regularly uses focus groups to assess customer preferences. Through these processes, Best Buy concluded that customers want access to more product information in order to be more confident about their buying decisions. As a result, Best Buy's
Concept III store format features interactive product displays and information including, in selected locations, Answer Center kiosks enabling customers to immediately access product information from touch screen monitors that display informative and entertaining full motion videos. All Concept III stores contain a demonstration area for television "surround sound" systems so that customers can hear for themselves how different configurations of audio components enhance sound quality; a simulated, life-size car display that demonstrates differences in car stereo sound resulting from different speaker configurations; speaker rooms featuring a wide variety of music allowing customers to compare speaker quality while listening to their choice of music; approximately 100 private listening posts where customers can sample featured music software. Best Buy believes that these features further differentiate it from competing retailers and should also provide an advantage for the Company relative to competitors such as catalog and on-line services and television shopping networks.

    The Company's stores are in large, open buildings with high ceilings. Best Buy's stores average approximately 43,000 square feet. The Concept III stores feature specialty areas such as larger viewing rooms for large screen and projection televisions and larger speaker rooms. The Company expects that all of the new stores opened will be the 45,000 square foot format to best leverage the cost of operations and maximize productivity.

    Best Buy's merchandising strategy differs from many other retailers selling comparable merchandise. Best Buy's merchandise is displayed at eye level next to signs identifying the products' major features, with the boxed products available above or below the display model. The Company's salaried product specialists, who are knowledgeable about the operation and features of the merchandise on display, are dedicated to a particular product area for customers who desire assistance. This convenient, self service format allows the customer to carry merchandise directly to the check-out lanes, pay for it and leave the store thus avoiding the time-consuming process used at traditional superstores and catalog showrooms. Certain of the Company's competitors with the traditional superstore format use commissioned sales staffs and generally only have display models on the selling floor with boxed merchandise stored in a back room. This traditional superstore design allows sales personnel to direct the customer to products selected by the salesperson. At these stores, a salesperson is able to promote products yielding the greatest sales commissions. In addition, unlike Best Buy, these traditional superstores generally apply pressure to the consumer to promote the sale of extended service plans and have trained their sales staffs to maximize the sale of these plans. The Company offers performance service plans, generally at lower prices than its competitors, and intends to place increased emphasis on the no pressure presentation of these plans to consumers in fiscal 1998.

    The Company believes that its advertising strategy continues to contribute to its increasing market share and brand image. Best Buy spends over 3% of store sales on advertising, including the distribution of about 31 million newspaper inserts weekly. The Company has vertically integrated advertising and promotion capabilities and operates its own in-house advertising agency. This capability allows the Company to respond rapidly to competitors in a cost effective manner. In many of its markets, the Company is able to secure and deliver merchandise to its stores and to create, produce and run an advertisement all within a period of less than one week.

    Print advertising generally consists of four-color weekly inserts, generally of 16 to 20 pages, that emphasize a variety of product categories and feature extensive name brand selection and price range. The Company also produces all of its television commercials, each with a specific marketing message. Television commercials account for approximately 31% of total advertising expenditures. The Company is reimbursed by vendors for a substantial portion of advertising expenditures through cooperative advertising arrangements. In fiscal 1998, the Company will introduce a national brand image program that is expected to move Best Buy's image beyond that of a low price specialty retailer by promoting the customer's shopping experience.

    Product service and repair are important aspects of Best Buy's marketing strategy, providing the opportunity to differentiate itself from warehouse clubs and other discount stores which generally do not provide such services. Virtually all products sold by the Company, with the exception of software, carry manufacturers' warranties. The Company generally offers to service and repair all of the products it sells, except major appliances in certain markets, and has been designated by substantially all of its major suppliers as an authorized service center. In addition, the Company conducts computer software training classes at selected stores and makes its in-store technical support staff available to assist customers with the custom configuration of personal computers and peripheral products. The Company also delivers and installs major appliances and large electronics products and installs car stereos and security systems.

Product Selection and Merchandising

    Best Buy provides a broad selection of name brand models within each product line in order to provide customers with greater choice. The Company currently offers approximately 6,200 products, exclusive of entertainment software titles and accessories, in its four principal product categories. In addition, the Company offers a selection of accessories supporting its principal product categories, which typically yield a higher margin than most of the Company's other products. The Company believes that this assortment of accessories builds customer traffic for its other products.

    The home office category, Best Buy's largest product category, includes personal computers and related peripheral equipment, telephones, cellular phones, answering machines, fax machines, copiers and calculators. The Company was among the first consumer electronics retailers to carry an extensive assortment of personal computer products and related software. Sales in this category are largely comprised of the sale of personal computers. The retail market for personal computers continues to be promotional and competitive. The Company's operating results can be affected by significant changes in promotional activity as well as product demand for and availability of personal computers and the timing of computer model transitions by manufacturers. The Company believes that it is well positioned to withstand increased competition in the retail market for personal computer products, traditionally low margin items, due to its early entry and experience in the market, its broad product lines, including those that generate higher profit margins, and its relatively low cost structure. In addition, the Company believes that the related services it offers, such as computer training, configuration, maintenance and upgrade, are distinct advantages compared to other discount and mail order computer retailers. The Company also believes that changing technology and hardware requirements necessary to support new software, including on-line services, will continue to be a primary factor in the growth in sales of personal computers and related products in the future. The Company's home office products category includes brand names such as Acer, Apple, AT&T, Canon, Compaq, Epson, Hewlett Packard, IBM, Motorola, NEC, Packard Bell, Panasonic, Sharp and Toshiba. The Company had also offered a broad assortment of office products and school supplies such as paper, pens, and other consumables to complement home office equipment. In the third quarter of fiscal 1997, the Company decided to narrow the office supply product assortment to more closely reflect the shopping patterns of the home user rather than small business.

    Best Buy's second largest product category is consumer electronics, consisting of video and audio equipment. Video products include televisions, video cassette recorders, camcorders and satellite dishes that receive direct broadcast satellite television. Audio products include audio components, audio systems, portable audio equipment, car stereos and security systems. The Company continues to expand its product selection in consumer electronics by offering higher end products and components that have greater appeal to audio and video enthusiasts. In March 1997, the Company was the first national retailer to launch the new Digital Versatile Disk (DVD) hardware and related software. The higher introductory price points for DVD and limited number of software titles are likely to lead to only a modest contribution to total sales in fiscal 1998. However, the Company anticipates that with the availability of better picture and sound quality through direct broadcast satellite and digital technology, it will have more opportunities to sell higher end equipment such as home theaters, "surround sound" systems and in-wall components in the future. The Company sells consumer electronics with brand names such as Aiwa, Bose, Cambridge Soundworks, Eosone, General Electric, Infinity, JBL, JVC, Magnavox, Panasonic, Pioneer, RCA, Sanyo, Samsung, Sharp, Sony, Technics and Toshiba.

    Best Buy's entertainment software category includes compact discs, pre-recorded audio and video cassettes, computer software and video game hardware and software. The Company is one of the few large consumer electronics retailers that sells a broad selection of entertainment software in all of its stores. The Company intends to offer from 25,000 to approximately 50,000 titles in its stores and had offered as many as 80,000 titles in its largest Concept III stores in fiscal 1997. Due to the slow rate of inventory turn of some of the deep catalogue recorded music titles, the Company decided to narrow its assortment of recorded music in fiscal 1998 to improve inventory productivity. This reduction in titles will occur primarily in the 45,000 and 58,000 square foot stores. Best Buy will continue to customize a portion of the music software assortment for particular stores. The video game hardware and software products include popular games by manufactures such as Sony and Nintendo. Activity in this category is impacted by changes in technology such as, for example, the introduction of the Sony Playstation and Nintendo 64 formats in the second half of fiscal 1997.

    The major appliance category includes microwave ovens, washing machines, dryers, air conditioners, dishwashers, refrigerators, freezers, ranges and vacuum cleaners. Products in this category include brand names such as Amana, Eureka, Frigidaire, General Electric, GE Profile, Hoover, Hotpoint, Maytag, Roper, Sharp, Tappan, and White-Westinghouse. The Company also carries an assortment of fully featured, high end small electrics from manufacturers such as Braun, Cuisinart, DeLonghi, Oster and Waring Professional. The appliance department was further enhanced in fiscal 1997 by the addition of designer cookware and kitchen gadgets. The appliance department is merchandised to give consumers a presentation that looks and feels like a kitchen rather than simply rows of appliances.

    The Company also sells cameras and other photographic equipment and ready to assemble furniture designed for use with computer and audio/video equipment.

    The Company intends to test market new products in its larger stores in fiscal 1998. While some of the products to be tested may not fit in the Company's four major product categories, they will be items that appeal to the demographics of the Company's existing customer base. Additionally, as a result of the increasing lack of differentiation between certain products in the consumer electronics and personal computer categories, the Company expects to reduce the depth of its product offerings in fiscal 1998. Management believes it is no longer necessary to offer consumers a larger number of competing products at the same price point. The Company plans to evaluate the individual product profitability of items offered and narrow its selection to those items generating an adequate profit margin while still offering consumers a meaningful selection of products at each price point.

    The following table sets forth the approximate percentages of store sales from each of Best Buy's principal product lines.

                                         Fiscal Years Ended
                        -----------------------------------------------------
                        February 25, 1995     March 2, 1996     March 1, 1997
                        -----------------     -------------     -------------

Home Office                     37%                 41%               39%
Consumer Electronics:
   Video                        20                  18                17
   Audio                        14                  13                12
Entertainment
   Software (1)                 18                  17                18
Major Appliances                 8                   7                 9
Other (2)                        3                   4                 5
                               ----                ----              ----

    Total                      100%                100%              100%
                               ----                ----              ----
                               ----                ----              ----

(1) Fiscal 1996 and 1995 restated to include video game products, previously included in Other.

(2) Includes photographic equipment, blank audio and video tapes, furniture and accessories and performance service plans.

Store Locations and Expansion


    The Company's expansion strategy generally has been to enter major metropolitan areas with the simultaneous opening of several stores and then to expand into contiguous non-metropolitan markets. Currently, approximately one-third of the Company's stores are in non-metropolitan markets. The entry into a new market is preceded by a detailed market analysis which includes a review of competitors, demographics and economic data. Best Buy's store location strategy enables it to increase the effectiveness of advertising expenditures and to create a high level of consumer awareness. In addition, the clustering of stores allows the

Company to maintain more effective management control, enhance asset utilization, and utilize its distribution facilities more efficiently.

         When entering a major metropolitan market, the Company establishes a district office, service center and major appliance warehouse. Each new store requires approximately $3 million of working capital, depending on the size of the store, for merchandise inventory (net of vendor financing), leasehold improvements, fixtures and equipment. Pre-opening costs of approximately $300,000 per store are incurred in hiring and training new employees and in advertising and are expensed in the year the store is opened.

    During fiscal 1997, the Company opened 21 stores, an 8% increase in its store base. The Company also expanded or relocated 10 stores to larger facilities. Due to an anticipated industry wide softness in the growth of the Company's product categories, Best Buy is slowing its store expansion program in fiscal 1998. The Company expects to open 13 new stores in fiscal 1998, which includes entry into the new markets of Pittsburgh, Pennsylvania; Knoxville, Tennessee; and Palm Desert, California. The remainder of the new stores will be opened in existing markets. To further implement the Concept III store format, the Company also plans to expand or relocate another five stores in fiscal 1998. The Company believes it has the necessary distribution capacity and management information systems as well as management experience and depth to support its fiscal 1998 expansion plans.

         The following table presents the number and location of stores operated by the Company at the end of each of the last three fiscal years and anticipated stores at fiscal 1998 year end.

                                                          Planned   Anticipated
                   Number of Stores at Fiscal Year End      For      at Fiscal
                   -----------------------------------     Fiscal       1998
                        1995       1996      1997          1998       Year End
                        ----       ----      ----          ----       --------

 Texas                    32         34        34             1           35
 Illinois                 31         32        32            --           32
 California                7         19        22             1           23
 Florida                   3         12        17             3           20
 Ohio                     12         18        18             1           19
 Michigan                 14         16        16             1           17
 Minnesota                15         15        15            --           15
 Wisconsin                11         11        11            --           11
 Georgia                   9         10        10            --           10
 Missouri                 10         10        10            --           10
 Maryland                  4          8         9            --            9
 Arizona                   7          7         8            --            8
 Colorado                  6          7         8            --            8
 Indiana                   8          8         8            --            8
 Pennsylvania             --         --         4             4            8
 North Carolina            3          7         7            --            7
 Virginia                  5          6         7            --            7
 Iowa                      5          5         5            --            5
 Kansas                    5          5         5            --            5
 New Jersey               --         --         3             1            4
 South Carolina            3          4         4            --            4
 Arkansas                  3          3         3            --            3
 Nebraska                  3          3         3            --            3
 Oklahoma                  3          3         3            --            3
 Kentucky                  1          2         2            --            2
 Nevada                    1          1         2            --            2
 Tennessee                --         --         1             1            2
 Alabama                  --          1         1            --            1
 Delaware                 --          1         1            --            1
 New Mexico                1          1         1            --            1
 North Dakota              1          1         1            --            1
 South Dakota              1          1         1            --            1
                        ----       ----      ----          ----         ----
    Total                204        251       272            13          285
                        ----       ----      ----          ----         ----
                        ----       ----      ----          ----         ----


Suppliers, Purchasing and Distribution

    The Company's marketing strategy depends, in part, upon its ability to offer a meaningful selection of name brand products to its customers and is, therefore, dependent upon satisfactory and stable supplier relationships. In fiscal 1997, Best Buy's 20 largest suppliers accounted for approximately 58% of the merchandise purchased by the Company, with five suppliers, Acer, Compaq Computer Corp., Hewlett-Packard, Packard Bell, and Sony representing approximately 29% of the Company's total purchases. The loss of or disruption of supply, including disruptions in supply due to manufacturers' product quality issues, from any one of these major suppliers could have a material adverse effect on the Company's sales. Certain suppliers have, at times, limited or discontinued their supply of products to the Company. Best Buy generally does not have long-term written contracts with its major suppliers and does not currently have any indication that any current suppliers will discontinue selling merchandise to the Company. The Company has not experienced difficulty in maintaining satisfactory sources of supply, and management expects that adequate sources of supply will continue to exist for the types of merchandise sold in its stores.

    Best Buy's centralized buying staff purchases substantially all of the Company's merchandise. The buying staff within the Company's Marketing Department is responsible for product acquisition, promotion planning and product pricing. An inventory management staff in the Marketing Department is responsible for overall inventory management including allocations of inventory and replenishment of store inventory. Generally, with the exception of certain entertainment software, there are no agreements with suppliers for the return of unsold inventory. Merchandise remaining at the time of new product introduction is generally sold on a close-out basis and may be subject to a reduction in selling price to levels at or below the Company's cost. Revenues from the sale of close-out merchandise have been insignificant.


    The Company has made product availability a high priority and continues to make investments in facilities, personnel and systems to assure that its in-stock position will be among the highest in the industry. The Company utilizes an automatic replenishment system for restocking its stores and is able to deliver products to its stores as required. Replenishment of store inventories is based on inventory levels, historical and projected sales trends, promotions and seasonality. The Company utilizes an extensive merchandise planning and daily inventory monitoring system to manage inventory turns. The Company has engaged Andersen Consulting LLP in fiscal 1998 to assist in the design and implementation of systems and practices to improve the Company's assortment planning, inventory management, product sourcing and advertising effectiveness.

    The majority of the Company's merchandise, except for major appliances, is shipped directly from manufacturers to the Company's distribution centers in California, Ohio, Minnesota, Oklahoma and Virginia. In addition, the Company operates a dedicated distribution center for entertainment software in Minnesota. Major appliances are shipped to satellite warehouses in each of the Company's major markets. Beginning in fiscal 1997, the Company expanded its appliance distribution capacity to support the additional product assortment. This capacity will be further expanded in fiscal 1998. In order to meet release dates for selected computer products and entertainment software titles, certain merchandise is shipped directly to the stores from manufacturers and distributors. The Company is, however, dependent upon the distribution centers for inventory storage and shipment of most merchandise to stores. The Company primarily uses contract carriers to ship merchandise from its distribution centers to its stores. The Company believes that its distribution centers can most effectively service stores within a 600 to 700 mile radius and that its six distribution centers will accommodate the Company's expansion plans for the next year. The Company plans to continue investing in new systems and purchasing material handling equipment to reduce labor costs, improve accuracy in filling orders and enhance space utilization.

Management Information Systems

    Best Buy has developed proprietary software that provides daily information on sales, gross margins and inventory levels by store and by stockkeeping unit. These systems allow the Company to compare current performance against historical performance and the current year's budget. Best Buy uses point-of-sale bar code scanning from which sales information is polled at the end of each day. The Company uses EDI (Electronic Data Interchange) with selected suppliers for the more efficient transmittal of purchase orders, shipping notices and invoices. The Company believes that the systems it has developed have the ability to continue to improve customer service, operational efficiency, and management's ability to monitor critical performance factors. Best Buy is continuing to make investments in designing new systems, modifying existing systems and increasing processing capacity, particularly with respect to inventory management.

Store Operations

    Best Buy has developed a standardized and detailed system for operating its stores. The system includes procedures for inventory management, transaction processing, customer relations, store administration and merchandise display. The Company's store operations are organized into divisions. Each division is divided into regions and is under the supervision of a senior vice president who oversees store performance through several regional managers, each of whom has responsibility for a number of districts within the region. District managers monitor store operations closely and meet regularly with store managers to discuss merchandising and new product introductions, sales promotions, customer feedback and requests and store operating performance. Similar meetings are conducted at the corporate level with divisional and regional management. A senior vice president of retail operations has overall responsibility for retail store processing and operations. Each district also has a loss prevention manager, with product security controllers employed at each store to control inventory shrinkage. Advertising, pricing and inventory policies are controlled at corporate headquarters. The Company's training, consumer affairs, human resources and store merchandising functions are also centralized at corporate headquarters.

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

    The Company has an employee development department which provides managers with a variety of tools to teach employees the core skills they need to meet their performance objectives. In the stores, Sales, Inventory, Operations and Merchandising managers undergo comprehensive training in their specialty areas, which include store operations, selling, managerial, training and communications skills. The retail selling and sales support teams receive a thorough orientation to the Company's industry and its business objectives. Sales personnel are trained to ask specific questions of customers to determine their needs and to present products, accessories and services that meet those expressed needs. Stores hold monthly "team meetings" to review store performance, Company focus and changes and modifications in operating procedures. Specialized product training is also conducted at these monthly meetings. The Company's policy is to staff store management positions with personnel promoted from within each store and to staff new stores from its pool of trained managers. However, as Best Buy expands into new markets, it also recruits local management personnel who have valuable knowledge about the new market.

Credit Policy

    Approximately 32% of store revenues are paid for in cash, with the remainder paid for by either major credit cards or the Best Buy private label credit card. In recent years, the Company has utilized special financing offers to stimulate sales. Generally, these financing offers allowed customers to defer all payments interest-free for 90 days or six months, depending on the price of the product, or to defer payments for approximately one year or longer on the purchase of selected products. Late in fiscal 1997, the Company determined that the longer term financing offers had become increasingly expensive and were not as effective as they had been in generating incremental profitable business. In the fourth quarter, the Company generally changed its strategy to offer the promotions with shorter terms and monthly payments and limited the offers to those products that generated sufficient profit margin to warrant the cost of the offer. The special financing offers are only provided to customers who qualify for Best Buy's private label credit card. The private label credit card allows these customers to obtain financing on purchases of merchandise at Best Buy stores through arrangements between the Company and independent banks and consumer credit programs. The Company is generally able to qualify a new customer for credit on the spot, typically in less than five minutes. Receivables from private label credit card sales are sold, without recourse to the Company, to unaffiliated third party institutions. The Company receives payment from these institutions within 2 to 3 days following the sale.


Competition

    Retailing in each of the Company's product categories is highly competitive. The overall consumer electronics business has slowed in the last year and the concentration of sales among the top retailers in the industry has increased significantly. The industry's consolidation has been evidenced in recent years by the liquidation and consolidation of a number of competitors, including the closing of Tandy Corp.'s Incredible Universe stores and selected Computer City stores, stores operated by Musicland and the increased rate of consolidation and store closures by other national and regional chains in fiscal 1997. The flat industry sales are due to market saturation for many consumer electronics products and the general absence of new products in that market. The growth of sales nationally in the home office product category has begun to slow and the Company competes with an increasing number of retailers and alternative channels of distribution. In addition, the Company believes that consumers continue to become more knowledgeable and value conscious, thereby putting pressure on profit margins. Management believes that its store format distinguishes the Company from most of its competitors by offering customers a friendlier and less pressured shopping experience. In addition, the Company competes by aggressively advertising and emphasizing a meaningful product selection, low prices, financing alternatives and service.

    Best Buy competes in most of its markets against Circuit City, Sears and Montgomery Ward and in selected markets against computer superstores such as the remaining Computer City stores and CompUSA and entertainment software superstores operated by Musicland and Tower Records. Certain of these competitors have significantly greater financial resources than the Company.
The Company also competes against independent dealers, discount stores, wholesale clubs, office products superstores and mass merchandisers.

Employees


    As of March 1, 1997, the Company employed approximately 36,300 persons, of whom approximately 19,000 were part-time or seasonal employees. The Company has never experienced a strike or work stoppage, and management believes that its employee relations are good. There are currently no collective bargaining agreements covering any of the Company's employees.

Item 2.  PROPERTIES

    The Company's stores, most of which are leased, include sales space, inventory storage, management offices and employee areas. All of the leases provide for a fixed minimum rent with scheduled escalation dates and amounts. Leases for eight of the stores have a percentage rent provision equal to from
 .75% to 4% of gross sales at each location in excess of certain specified sales amounts. Currently, percentage rent is paid for only three stores. The initial terms of the leases range from 5 to 20 years and generally allow the Company to renew for up to three additional five-year terms. The terms of a majority of the leases, including renewal options, extend beyond the year 2020. At March 1, 1997 the Company owned five of its operating retail store locations and three locations under development. Management expects to sell and lease back these properties in fiscal 1998.

    The Company leases over 3 million square feet of distribution facilities including brown goods centers in Bloomington, Minnesota; Ardmore, Oklahoma; Staunton, Virginia; Ontario, California; and Findlay, Ohio, and a software distribution center in Edina, Minnesota. The Company also operates leased satellite warehouses for major appliances in its major markets. The Company's corporate offices are located in a 290,000 square foot facility it owns in Eden Prairie, Minnesota.

Item 3.  LEGAL PROCEEDINGS

The Company is involved in various legal proceedings arising during the normal course of conducting business. The resolution of those proceedings is not expected to have a material impact on the Company's financial condition.

    THE EXECUTIVE OFFICERS OF THE REGISTRANT ARE AS FOLLOWS:

                                                                                                          YEARS
                                                                                                           WITH
                                                                                                           THE
      NAME             AGE            POSITION WITH COMPANY                                              COMPANY
      ----             ---            ---------------------                                              -------
Richard M. Schulze     56    Chairman, Chief Executive Officer and Director                                30
Bradbury H. Anderson   47    President, Chief Operating Officer and Director                               23
Allen U. Lenzmeier     53    Executive Vice President and Chief Financial Officer                          12
Wade R. Fenn           38    Executive  Vice President - Marketing                                         16
Julie M. Engel         36    Senior Vice President - Advertising                                           15
Robert C. Fox          46    Senior Vice President - Finance and Treasurer                                 11
Kevin P. Freeland      39    Senior Vice President - Inventory Management                                   1
Wayne R. Inouye        44    Senior Vice President - Marketing, Computers and Home Office                   1
Michael P. Keskey      42    Senior Vice President - Sales                                                  9
James P. Mixon         52    Senior Vice President - Logistics                                              3
Joseph T. Pelano       49    Senior Vice President - Retail Store Operations                                8
Philip J. Schoonover   37    Senior Vice President - Marketing, Consumer Electronics and Appliances         2
Kenneth R. Weller      48    Senior Vice President - Sales                                                  3


_____________________________

    RICHARD M. SCHULZE is a founder of the Company. He has served as an officer and director of the Company from its inception in 1966 and currently serves as its Chairman and Chief Executive Officer.

    BRADBURY H. ANDERSON has been the Company's President and Chief Operating Officer since April 1991. He has been employed in various other capacities with the Company since 1973, including retail salesperson, store manager and sales manager. Mr. Anderson has been a Director of the Company since 1986.

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

    KEVIN R. FREELAND was promoted to his present position in April 1997, after having served as Vice President - Inventory Management since 1995. Prior to joining Best Buy, Mr. Freeland spent more than eight years with Payless Shoe Source, where he held various positions in merchandise management, most recently as Vice President of Merchandise Distribution.

    WAYNE R. INOUYE joined the Company in September 1995 as Senior Vice President - Marketing for Computers and Home Office. Prior to joining the Company, Mr. Inouye was with The Good Guys! for 10 years, most recently as Vice President of Merchandising.

    MICHAEL P. KESKEY was promoted to his present position in April 1997, having served as Vice President - Sales since 1996. Mr. Keskey joined the Company in 1988 and has held positions as a Store Manager, District Manager and Regional Manager.

    JAMES P. MIXON joined Best Buy in April 1994 as Senior Vice
President-Logistics. Prior to joining the Company, Mr. Mixon held various distribution management positions with several national retailers, most recently with Marshalls Stores, Inc.

    JOSEPH T. PELANO was promoted to his present position in April 1997, having served as Vice President - Retail Store Operations since 1996. Mr. Pelano joined the Company in 1989 as Regional Operations Manager.


    PHILIP J. SCHOONOVER joined Best Buy in May 1995 and was promoted to Senior Vice President - Marketing for Consumer Electronics and Appliances. Mr. Schoonover's background includes more than eight years as Vice President of Sales for the eastern region of Sony Corp. of America. Prior to joining the Company, he was Executive Vice President for TOPS Appliance City for five years.

    KENNETH R. WELLER joined the Company in May 1993. Since 1986, he was Vice President of Sales with The Good Guys!, a San Francisco-based consumer electronics retailer where he had worked since 1982.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                       PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

    The information set forth under the caption "Common Stock Prices" on page 14 of the Annual Report is incorporated herein by reference.


ITEM 6.  SELECTED FINANCIAL DATA

    The information set forth under the caption "Selected Consolidated Financial and Operating Data" on page 9 of the Annual Report is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

    The information set forth under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 10 through 14 of the Annual Report is incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements required by this Item, listed below, are contained in the Annual Report on the pages thereof indicated, and are expressly incorporated herein by this reference.

                                                                      Page No.
                                                                      -------

Consolidated balance sheets as of March 1, 1997
 and March 2, 1996                                                       15
For the fiscal years ended March 1, 1997,
 March 2, 1996, and February 25, 1995
      Consolidated statements of earnings                                16
      Consolidated statements of cash flows                              17
      Consolidated statements of shareholders'
        equity                                                           18
      Independent auditor's report                                       18
      Notes to consolidated financial statements                      19-23


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                       PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information set forth under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Nominees and Directors" on pages 4 through 7 of the Proxy Statement is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION

    The information set forth under the caption "Executive Compensation" on pages 8 through 15 of the Proxy Statement is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" on pages 4 through 6 of the Proxy Statement is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information set forth under the captions "Nominees and Directors" and "Certain Transactions" on pages 6 through 7 of the Proxy Statement is incorporated herein by reference.


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

    3.  Exhibits:
                                                          Method
                                                            of
Number  Description                                       filing
------  -----------                                       ------

 3.1    Amended and Restated Articles of                     (3)
        Incorporation, as amended

 3.2    Certificate of Designation with respect              (2)
        to Best Buy Series A Cumulative
        Convertible Preferred Stock, filed
        November 1, 1994

 3.3    Amended and Restated By-Laws, as amended         (2,4,5)

 3.4    Resolution of the Board of Directors                 (1)
        dated February 13, 1997 amending the
        Amended and Restated By-Laws

 4.1    Form of Indenture between Best Buy Co.,              (6)
        Inc. and First Trust Company, Inc.,
        relating to $30,000,000 Subordinated
        Extendible Notes due 1997, dated as of
        July 1, 1987

 4.2    Note Purchase Agreement with Principal               (7)
        Mutual Life Insurance Company, dated as
        of July 30, 1992

 4.3    Amended and Restated Credit Agreement                (8)
        dated August 25, 1995 with First Bank
        National Association ("the Credit Agreement")

 4.4    First Amendment to the Credit Agreement              (9)
        with First Bank National Association, dated
        March 1, 1996

 4.5    Second Amendment to the Credit Agreement             (1)
        with First Bank National Association, dated
        December 24, 1996

 4.6    Indenture between Best Buy Co., Inc. and             (3)
        Mercantile Bank of St. Louis N.A. relating to
        $150,000,000 8-5/8% Senior Subordinated Notes due 2000, dated as of October 12, 1993

 4.7    Amended and Restated Agreement of Limited            (2)
        Partnership of Best Buy Capital, L.P., dated as of November 3, 1994

4.8     Indenture between Best Buy, Best Buy Capital,        (2)
        L.P., and Harris Trust and Savings Bank
        relating to $288,227,848 6-1/2% Convertible
        Subordinated Debentures due 2024, dated as of November 3, 1994

4.9     Guarantee Agreement related to 6-1/2%                (2)
        Convertible Monthly Income Preferred Securities of Best Buy Capital, L.P., dated November 3, 1994

4.10    Deposit Agreement with respect to Best Buy           (2)
        Series A Cumulative Convertible Preferred Stock, dated November 3, 1994

10.1    1987 Employee Non-Qualified Stock Option Plan,       (9)
        as amended

10.2    1987 Directors' Non-Qualified Stock Option           (2)
        Plan, as amended

10.3    1994 Full-Time Employee Non-Qualified Stock          (9)
        Option Plan

10.4    Resolutions of the Board of Directors dated          (9)
        April 19, 1996 establishing the bonus program for senior officers

10.5    1997 Employee Non-Qualified Stock Option Plan       (10)

10.6    1997 Directors' Non-Qualified Stock Option          (10)
        Plan

10.7    Amended and Restated 1994 Full-Time Employee        (10)
        Non-Qualified Stock Option Plan

11.1    Computation of Earnings Per Share                    (1)

13.1    1997 Annual Report to Shareholders                   (1)

21.1    Subsidiaries of the Registrant                       (1)

23.1    Consent of Ernst & Young LLP                         (1)

27.1    Financial Data Schedule                              (1)

    (1)   Document is filed herewith.

    (2) Exhibits so marked were filed with the Securities and Exchange Commission on May 23, 1995, as exhibits to the Form 10-K of Best Buy Co., Inc. and are incorporated herein by reference and made a part hereof.

    (3) Exhibits so marked were filed with the Securities and Exchange Commission on May 20, 1994, as exhibits to the Form 10-K of Best Buy Co., Inc. and are incorporated herein by reference and made a part hereof.

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

    (9) Exhibits so marked were filed with the Securities and Exchange Commission on May 29, 1996, as exhibits to the Form 10-K of Best Buy Co., Inc. and are incorporated herein by reference and made a part hereof.

    (10) Exhibits so marked were filed with the Securities and Exchange Commission on May 12, 1997, as exhibits to the definitive Proxy Statement of Best Buy Co., Inc. and are incorporated herein by reference and made a part hereof.

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

    None.

                                      SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       BEST BUY CO., INC.
                                       (Registrant)


                                       By: /s/ Richard M. Schulze
                                           --------------------------
                                           Chief Executive Officer
Dated: May 28, 1997

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on May 28, 1997.


/s/ Richard M. Schulze            Chairman, Chief Executive Officer
--------------------------        and Director (principal executive
    Richard M. Schulze            officer)


/s/ Bradbury H. Anderson          President, Chief Operating Officer
--------------------------        and Director
    Bradbury H. Anderson


/s/ Allen U. Lenzmeier            Executive Vice President and Chief
--------------------------        Financial Officer (principal
    Allen U. Lenzmeier            financial officer)


/s/ Robert C. Fox                 Sr. Vice President - Finance and
--------------------------        Treasurer (principal accounting
    Robert C. Fox                 officer)


/s/ Elliot S. Kaplan              Director
--------------------------
    Elliot S. Kaplan


/s/ Frank D. Trestman             Director
--------------------------
    Frank D. Trestman


/s/ Culver Davis, Jr.              Director
--------------------------
    Culver Davis, Jr.


/s/ David Stanley                  Director
--------------------------
    David Stanley


/s/ James C. Wetherbe              Director
--------------------------
    James C. Wetherbe