Form 10-Q
period 1997-05-31
BEST BUY CO INC
filed 1997-07-11
CIK 764478

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549
                                      FORM 10-Q

(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
--- ACT OF 1934
For the quarterly period ended May 31, 1997

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



At May 31, 1997, there were 43,805,784 shares of common stock, $.10 par value, outstanding.

                                  BEST BUY CO., INC.

                     FORM 10-Q FOR THE QUARTER ENDED MAY 31, 1997


                                        INDEX

                                                                          Page
                                                                          ----

Part I.  Financial Information

         Item 1.   Consolidated Financial Statements:

                   a.   Consolidated balance sheets as of May 31, 1997,    3-4
                          March 1, 1997 and June 1, 1996

                   b.   Consolidated statements of operations for the      5
                          three months ended May 31, 1997
                          and June 1, 1996

                   c.   Consolidated statement of changes in shareholders' 6
                          equity for the three months ended May 31, 1997

                   d.   Consolidated statements of cash flows for the      7
                          three months ended May 31, 1997 and
                          June 1, 1996

                   e.   Notes to consolidated financial statements         8

         Item 2.   Management's Discussion and Analysis of Financial       9-12
                     Condition and Results of Operations


Part II.  Other Information

         Item 6.   Exhibits and Reports on Form 8-K                        13


Signatures                                                                 14

                            Part I - Financial Information

Item 1.  Consolidated Financial Statements

                                  BEST BUY CO., INC.

                             CONSOLIDATED BALANCE SHEETS

                                        ASSETS

                         ($ in 000, except per share amounts)

                                              May 31,      March 1,    June 1,
                                               1997         1997        1996
                                            (Unaudited)              (Unaudited)
                                           -----------    --------  -----------
CURRENT ASSETS:
     Cash and cash equivalents             $   94,909   $   89,808   $   20,604
     Receivables                               84,423       79,581      104,732
     Recoverable costs from developed
       properties                              56,786       53,485      122,773
     Merchandise inventories                1,110,017    1,132,059    1,368,959
     Refundable and deferred income taxes      27,847       25,560       28,519
     Prepaid expenses                           8,043        4,542        7,742
                                          ----------   ----------   ----------
          Total current assets              1,382,025    1,385,035    1,653,329

PROPERTY AND EQUIPMENT, at cost:
     Land and buildings                        18,000       18,000       16,559
     Leasehold improvements                   149,738      148,168      135,466
     Furniture, fixtures, and equipment       329,151      324,333      278,083
     Property under capital leases             29,079       29,326       29,421
                                          ----------   ----------   ----------
                                              525,968      519,827      459,529
     Less accumulated depreciation and
       amortization                           204,647      188,194      149,449
                                          ----------   ----------   ----------
          Net property and equipment          321,321      331,633      310,080


OTHER ASSETS                                   17,335       17,639       15,160
                                          ----------   ----------   ----------
TOTAL ASSETS                               $1,720,681   $1,734,307   $1,978,569
                                          ----------   ----------   ----------
                                          ----------   ----------   ----------




                   See notes to consolidated financial statements.

                                  BEST BUY CO., INC.

                         LIABILITIES AND SHAREHOLDERS' EQUITY

                         ($ in 000, except per share amounts)



                                               May 31,      March 1,   June 1,
                                                1997         1997       1996
                                             (unaudited)             (unaudited)
                                            -----------    -------  -----------
CURRENT LIABILITIES:
     Note payable, bank                      $     -     $     -     $  185,000
     Accounts payable                           520,354     487,802     515,297
     Obligations under financing arrangements    84,215     127,510     142,456
     Accrued salaries and related expenses       31,881      33,663      28,183
     Accrued liabilities                        127,411     122,611     140,709
     Deferred service plan revenue               24,906      24,602      29,469
     Current portion of long-term debt           21,181      21,391      23,362
                                            ----------  ----------  ----------
          Total current liabilities             809,948     817,579   1,064,476

DEFERRED INCOME TAXES                             3,578       3,578        -

DEFERRED REVENUE AND OTHER LIABILITIES           24,457      28,210      41,409

LONG-TERM DEBT                                  212,609     216,625     207,855

CONVERTIBLE PREFERRED SECURITIES OF             230,000     230,000     230,000
SUBSIDIARY

SHAREHOLDERS' EQUITY:
     Preferred stock, $1.00 par value;
       authorized 400,000 shares; none issued
     Common stock, $.10 par value; authorized
       120,000,000 shares; issued and
       outstanding 43,806,000, 43,287,000,
       and 43,124,000 shares, respectively        4,381       4,329       4,312
     Additional paid-in capital                 245,661     241,300     239,170
     Retained earnings                          190,047     192,686     191,347
                                            ----------  ----------  ----------
          Total shareholders' equity            440,089     438,315     434,829
                                            ----------  ----------  ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $1,720,681  $1,734,307  $1,978,569
                                            ----------  ----------  ----------
                                            ----------  ----------  ----------




                   See notes to consolidated financial statements.

                                  BEST BUY CO., INC.

                        CONSOLIDATED STATEMENTS OF OPERATIONS

                         ($ in 000, except per share amounts)

                                     (Unaudited)
                                                  Three Months Ended
                                            -----------------------------
                                              May 31,             June 1,
                                               1997                1996
                                              -------             -------

Revenues                                    $1,606,551          $1,637,184

Cost of goods sold                           1,358,668           1,404,534
                                            ----------          ----------

Gross profit                                   247,883             232,650

Selling, general and administrative
    expenses                                   242,667             219,698
                                            ----------          ----------

Operating income                                 5,216              12,952


Interest expense, net                            9,540              12,281
                                            ----------          ----------


Earnings (loss) before income taxes             (4,324)                671

Income tax benefit (expense)                     1,685                (262)
                                            ----------          ----------

Net earnings (loss)                         $   (2,639)         $      409
                                            ----------          ----------
                                            ----------          ----------

Net earnings (loss) per share
                                            $     (.06)         $      .01
                                            ----------          ----------
                                            ----------          ----------


Weighted average common shares
outstanding (000)                               43,559              43,564
                                            ----------          ----------
                                            ----------          ----------




                   See notes to consolidated financial statements.

                                  BEST BUY CO., INC.

              CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                       FOR THE THREE MONTHS ENDED MAY 31, 1997

                                      ($ in 000)

                                     (unaudited)


                                                   Additional
                                                    paid-in       Retained
                                   Common stock     capital       earnings
                                   ------------    -----------    --------

Balance, March 1, 1997                $4,329       $241,300       $192,686

Stock options exercised                   52          4,361

Net loss, three months ended
  May 31, 1997                                                      (2,639)
                                      ------       --------       --------

Balance, May 31, 1997                 $4,381       $245,661       $190,047
                                      ------       --------       --------
                                      ------       --------       --------























                   See notes to consolidated financial statements.

                                  BEST BUY CO., INC.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                      ($ in 000)

                                     (unaudited)


                                                                         Three Months Ended
                                                                         ------------------
                                                                        May 31,        June 1,
                                                                         1997           1996
                                                                      ---------      ---------
OPERATING ACTIVITIES:
    Net earnings (loss)                                               $  (2,639)     $     409
    Charges to earnings not affecting cash:
       Depreciation and amortization                                     17,095         17,042
                                                                      ---------      ---------
                                                                         14,456         17,451
    Changes in operating assets and liabilities:
       Receivables                                                       (4,842)        16,706
       Merchandise inventories                                           22,042       (167,817)
       Income taxes and prepaid expenses                                 (4,762)        (5,191)
       Accounts payable                                                  32,552       (158,555)
       Other current liabilities                                          3,018         16,420
       Deferred revenue and other liabilities                            (3,449)        (8,210)
                                                                      ---------      ---------
         Total cash provided by (used in) operating
         activities                                                      59,015       (289,196)

INVESTING ACTIVITIES:
    Additions to property and equipment                                  (6,783)       (16,083)
    (Increase)decrease in recoverable costs from developed
       properties                                                        (3,301)         3,464
    (Decrease)increase in other assets                                      304           (137)
                                                                      ---------      ---------
         Total cash used in investing activities                         (9,780)       (12,756)

FINANCING ACTIVITIES:
    Borrowings on revolving credit line, net                               -           185,000
    (Decrease)increase in obligations under
       financing arrangements                                           (43,295)        48,505
    Long-term debt borrowings                                              -             5,000
    Long-term debt payments                                              (4,226)        (3,638)
    Common stock issued                                                   3,387          1,244
                                                                      ---------      ---------
         Total cash provided by (used in)
         financing activities                                           (44,134)       236,111
                                                                      ---------      ---------

INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS                           5,101        (65,841)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                         89,808         86,445
                                                                      ---------      ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $  94,909      $  20,604
                                                                      ---------      ---------
                                                                      ---------      ---------

Amounts in this statement are presented on a cash basis and therefore may differ from those shown in other sections of this quarterly report.

Supplemental cash flow information:

    Cash paid(received) during the period for:
       Interest                                                       $  12,526      $  13,347
       Income taxes                                                   $    (250)     $   1,063


                   See notes to consolidated financial statements.

                                  BEST BUY CO., INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION:

    The consolidated balance sheets as of May 31, 1997, and June 1, 1996, the related consolidated statements of operations and cash flows for the three months ended May 31, 1997, and June 1, 1996, and the consolidated statement of changes in shareholders' equity for the three months ended May 31, 1997, are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included and were normal and recurring in nature. Interim results are not necessarily indicative of results for a full year. These interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's Annual Report to Shareholders for the fiscal year ended March 1, 1997.


2.  RECLASSIFICATION:

    Certain prior year amounts have been reclassified to conform to current year presentation.


3.  INCOME TAXES:

    Income taxes are provided on an interim basis based upon management's estimate of the annual effective tax rate.


4.  EARNINGS PER SHARE:

    The Financial Accounting Standards Board has issued FASB Statement No. 128 "Earnings per Share", which will be effective for periods ending after December 15, 1997. The Company will adopt the new accounting rules in the quarter ending February 28, 1998 with restatement of previously reported periods. The new accounting rules will change the method of computation of earnings per share. The Company does not believe that the application of the new accounting rules will result in materially different earnings per share than are computed under current rules.

                                  BEST BUY CO., INC.



Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

In the quarter ended May 31, 1997, the first quarter of fiscal 1998, the Company had a net loss of $2,639,000, or six cents per share. The Company earned $409,000, or one cent per share, in the first quarter of the previous fiscal year. Results for the quarter as compared to the prior year reflect modestly lower revenues which reduced the Company's leverage on operating expenses, partially offset by improved gross profit margins and lower interest expense.

Revenues of $1.607 billion in the quarter declined 2% as compared to the prior year as comparable store sales declined 8%. The Company operated 274 stores at May 31,1997 compared to 259 stores a year ago. The comparable store sales decline was driven primarily by industry wide softness in consumer electronics and a 15% to 20% decline in the average selling price of personal computers compared to year ago levels. Revenues from sales of personal computers for the duration of the year will be impacted by the decline in year over year average selling prices as well as consumer acceptance of the Pentium-Registered Trademark- II computers being introduced this summer. Comparable store sales of appliances increased as the Company continues to generate additional sales volume in this category following the significant expansion of name brand offerings in May 1996. The entertainment software category also improved, as sales of video game hardware and related software continued strong after the introduction of new technology formats late last year. Management expects that comparable store sales will continue to decline at a similar rate in the second quarter and moderate thereafter as comparisons are less difficult in the second half of the year.

The Company opened one new store in Cleveland, Ohio, and one in Houston, Texas during the quarter. As of the end of the first quarter, the Company planned to open eleven additional stores during the fiscal year including the new markets of Pittsburgh, Pennsylvania and Palm Desert, California in June. The Company also intends to expand or relocate five stores during the year.

Retail store sales mix by major product category for the first quarter of the current and prior year was as follows:

                                      Quarter Ended
                                      -------------
                               May 31, 1997   June 1, 1996
                               ------------   ------------

Home Office                         40%            41%
Consumer Electronics
    Audio                           11%            12%
    Video                           14%            17%
Entertainment Software*             19%            17%
Appliances                           9%             8%
Other                                7%             5%
                                   ----           ----
    Total                          100%           100%
                                   ----           ----
                                   ----           ----

* The prior year has been restated to include video game hardware and software, previously included in Other.

The Company's gross profit margin improved to 15.4% of sales in the quarter compared to 14.2% in the first quarter last year. The increase was due, in part, to an improvement in profit margins in most product categories as well as a shift in the Company's sales mix toward higher margin categories such as appliances and entertainment software. The gross profit rate also improved as a result of the continued increase in the rate of sale of Performance Service Plans (PSPs). Sales of PSPs increased to 2.9% of sales compared to 1.5% of sales in the first quarter last year. A reduction in the use of deferred consumer financing offers as compared to last year also benefited gross profit rates. Management expects that the Company's overall gross profit rate for the year as a whole should approximate 15%; however, unexpected softness in sales of higher margin products or increased volatility in the personal computer market could adversely impact margins.

The Company's selling, general and administrative (SG&A) ratio increased to 15.1% from 13.4% in the first quarter of last year. The 8% comparable store sales decline this year resulted in the loss of leverage on certain of the Company's fixed operating expenses. The costs of operating the 23 new stores opened in the past 15 months, and an increased number of leased versus owned stores, also contributed to the increase in SG&A spending compared to last year's first quarter. Management expects that the SG&A ratio will decline from the level reported in the first quarter as seasonal sales levels increase and comparable store sales declines moderate in the second half of the year. However, management also expects that the SG&A ratio for the year as a whole will be higher than the prior fiscal year.

Interest expense of $9.5 million in the first quarter was $2.7 million, or 22%, below last year's first quarter as lower inventory levels and a reduced number of owned properties resulted in minimal bank borrowings under the Company's revolving credit facility.

FINANCIAL CONDITION

Working capital of $572 million at May 31, 1997 was essentially unchanged from a year ago. However, the Company's current assets were $271 million less than year ago levels as reductions in inventories and recoverable costs from developed properties resulted in declines in bank borrowings and trade payables. The Company's net cash position, as measured by cash net of bank borrowings, improved nearly $260 million compared to June 1, 1996. Inventories at quarter end were $259 million below year ago levels due to improved inventory and model transition management as well as the Company's decision to narrow product offerings in selected categories. Receivables declined from year ago levels due to lower levels of business activity preceding the end of the period. Deferred revenues continued to decline as revenues from PSPs sold prior to the fourth quarter of fiscal 1996 are recognized over the lives of the contracts. Revenues from PSP sales subsequent to that time are recognized at the time of sale as they are insured through a third party.

The Company's investment in property held for sale has declined $66 million in the past year to $57 million as 11 retail locations and a distribution center were sold and leased back under long term leases in the past twelve months. The Company currently owns six operating retail locations and an another four that are under development for opening later in the fiscal year. Management expects that the majority of these properties will be sold and leased back during the current fiscal year. One of the locations was sold and leased back subsequent to the end of the quarter. Capital spending in the first quarter was $6.8 million compared to $16.1 million in the first quarter of last year, reflecting fewer store openings. The Company currently expects that capital spending for the year will be approximately $65 million, exclusive of property development classified as recoverable costs.

In May 1997 the Company reduced the seasonal capacity of its revolving credit facility from $550 million to $365 million based upon expected borrowing needs. Management expects that continued improvement in inventory management and a slower rate of store growth will reduce the Company's borrowing needs as compared to the prior year. The Company and the banks participating in the facility also agreed to reduce the interest coverage ratio covenant through the maturity of the facility in June 1998. Management believes that funds available through cash flow from operations, customary vendor terms and inventory financing facilities and the revolving credit facility will be sufficient to support the Company's working capital needs for the coming year. Management also intends to obtain working capital financing to be in place following the maturity of the revolving credit facility.

SAFE HARBOR PROVISIONS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

The Company filed a Current Report on Form 8-K on May 8, 1996, with the Securities and Exchange Commission. This report, and other subsequent SEC filings, contains cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward looking statements made by the Company herein.

                                  BEST BUY CO., INC.


                             Part II - Other Information

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K:

    a.   Exhibits:                                         METHOD OF FILING

         10.1   Third Amendment to and Restatement
                of Amended and Restated Credit
                Agreement                                   Filed herewith

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


                                BEST BUY CO., INC.
                                (Registrant)




Date: July 10, 1997             By: /S/  ALLEN U. LENZMEIER
                                   -------------------------------------
                                   Allen U. Lenzmeier, Executive Vice
                                   President & Chief Financial Officer
                                   (principal financial officer)





                                By: /S/  ROBERT C. FOX
                                   -------------------------------------
                                   Robert C. Fox, Senior Vice President-
                                   Finance & Treasurer (principal
                                   accounting officer)