Form 10-Q
period 1997-08-30
BEST BUY CO INC
filed 1997-10-10
CIK 764478

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549
                                      FORM 10-Q

(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---
     ACT OF 1934
For the quarterly period ended August 30, 1997

                                          OR

--- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

At August 30, 1997, there were 43,813,165 shares of common stock, $.10 par value, outstanding.

                                 BEST BUY CO., INC.
                                -------------------
                   FORM 10-Q FOR THE QUARTER ENDED AUGUST 30, 1997
                  ------------------------------------------------

                                        INDEX
                                       ------
                                                                     Page
                                                                     ----
Part I.  Financial Information

          Item 1.  Consolidated Financial Statements:

                   a.   Consolidated balance sheets as of            3-4
                          August 30,1997, March 1, 1997 and
                          August 31, 1996

                   b.   Consolidated statements of earnings          5
                          for the three and six months ended
                          August 30, 1997 and August 31, 1996

                   c.   Consolidated statement of changes in         6
                          shareholders' equity for the six
                          months ended August 30, 1997

                   d.   Consolidated statements of cash flows        7
                          for the six months ended August 30, 1997
                          and August 31, 1996

                   e.   Notes to consolidated financial statements   8

          Item 2.  Management's Discussion and Analysis of           9-12
                     Financial Condition and Results of Operations


Part II.  Other Information

          Item 4.  Submission of matters to a vote of Security       13
                     Holders

          Item 6.  Exhibits and Reports on Form 8-K                  15


Signatures                                                           16

                            Part I - Financial Information

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                                  BEST BUY CO., INC.
                                 -------------------
                             CONSOLIDATED BALANCE SHEETS
                            ----------------------------
                                        ASSETS
                                        ------
                         ($ in 000, except per share amounts)

                                            August 30,     March 1,   August 31,
                                               1997           1997       1996
                                            (Unaudited)              (Unaudited)
                                             ----------   ----------  ----------
 CURRENT ASSETS:
     Cash and cash equivalents              $  101,353    $  89,808  $   30,670
     Receivables                               101,470       79,581     125,870
     Recoverable costs from developed
       properties                               47,205       53,485      96,935
     Merchandise inventories                 1,188,361    1,132,059   1,447,382
     Refundable and deferred income taxes       25,753       25,560      21,143
     Prepaid expenses                           16,975        4,542      11,975
                                            ----------   ----------  ----------
          Total current assets               1,481,117    1,385,035   1,733,975


 PROPERTY AND EQUIPMENT, at cost:
     Land and buildings                         18,063       18,000      16,734
     Leasehold improvements                    153,415      148,168     137,335
     Furniture, fixtures, and equipment        346,396      324,333     295,716
     Property under capital leases              29,079       29,326      29,177
                                            ----------   ----------  ----------
                                               546,953      519,827     478,962
     Less accumulated depreciation and
       amortization                            222,725      188,194     161,445
                                            ----------   ----------  ----------
          Net property and equipment           324,228      331,633     317,517

 OTHER ASSETS:
    Other assets                               15,023       17,639      12,912
                                           ----------   ----------  ----------
 TOTAL ASSETS
                                           $1,820,368   $1,734,307  $2,064,404
                                           ----------   ----------  ----------
                                           ----------   ----------  ----------

                   See notes to consolidated financial statements.

                                  BEST BUY CO., INC.
                                  ------------------
                       CONSOLIDATED BALANCE SHEETS (CONTINUED)
                      ----------------------------------------
                         LIABILITIES AND SHAREHOLDERS' EQUITY
                         ------------------------------------
                         ($ in 000, except per share amounts)


                                                August     March 1,     August
                                                 30,        1997         31,
                                                1997                    1996
                                             (Unaudited)            (Unaudited)
                                             -----------  ---------  ----------
 CURRENT LIABILITIES:
     Note payable, bank                      $       -   $       -  $  208,000
     Obligations under financing
       arrangements                             63,407     127,510     105,716
     Accounts payable                          617,879     487,802     619,515
     Accrued salaries and related expenses      35,963      33,663      29,043
     Accrued liabilities                       143,597     122,611     138,820
     Deferred service plan revenue              22,332      24,602      27,504
     Current portion of long-term debt          16,866      21,391      16,035
                                            ----------  ----------  ----------
             Total current liabilities         900,044     817,579   1,144,633

 DEFERRED INCOME TAXES                           3,578       3,578           -

 DEFERRED REVENUE AND OTHER LIABILITIES         22,085      28,210      39,913

 LONG-TERM DEBT                                217,820     216,625     209,927

 CONVERTIBLE PREFERRED SECURITIES OF
       SUBSIDIARY                              230,000     230,000     230,000

 SHAREHOLDERS' EQUITY:
     Preferred stock, $1.00 par value;
       authorized 400,000 shares; none
       issued
     Common stock, $.10 par value;
       authorized 120,000,000 shares;
       issued and outstanding
       43,813,000, 43,287,000,
       and 43,222,000 shares,
       respectively                              4,381       4,329       4,322
     Additional paid-in capital                245,765     241,300     240,474
     Retained earnings                         196,695     192,686     195,135
                                            ----------  ----------  ----------
       Total shareholders' equity              446,841     438,315     439,931
                                            ----------  ----------  ----------

 TOTAL LIABILITIES AND SHAREHOLDERS'
       EQUITY                               $1,820,368  $1,734,307  $2,064,404
                                            ----------  ----------  ----------
                                            ----------  ----------  ----------

                   See notes to consolidated financial statements.

                                  BEST BUY CO., INC.
                                  ------------------
                         CONSOLIDATED STATEMENTS OF EARNINGS
                         -----------------------------------
                         ($ in 000, except per share amounts)

                                     (Unaudited)

                                  Three Months Ended        Six Months Ended
                                ----------------------  -----------------------
                                 August 30,  August 31,  August 30,  August 31,
                                    1997        1996        1997        1996
                                 ----------  ----------  ----------  ----------
 Revenues                        $1,793,204  $1,778,640  $3,399,755  $3,415,824
 Cost of goods sold               1,504,296   1,526,974   2,862,964   2,931,508
                                 ----------  ----------  ----------  ----------
 Gross profit                       288,908     251,666     536,791     484,316
 Selling, general and
   administrative expenses          268,982     231,982     511,649     451,680
                                 ----------  ----------  ----------  ----------
 Operating income                    19,926      19,684      25,142      32,636

 Interest expense, net                9,030      13,475      18,570      25,756
                                 ----------  ----------  ----------  ----------

 Earnings before income taxes        10,896       6,209       6,572       6,880
 Income taxes                         4,248       2,421       2,563       2,683
                                 ----------  ----------  ----------  ----------
 Net earnings                    $    6,648  $    3,788  $    4,009  $    4,197
                                 ----------  ----------  ----------  ----------
                                 ----------  ----------  ----------  ----------

 Net earnings per share          $      .15  $      .09  $      .09  $      .10
                                 ----------  ----------  ----------  ----------
                                 ----------  ----------  ----------  ----------

 Weighted average common shares
   outstanding (000)                 44,358      43,814      44,144      43,708
                                 ----------  ----------  ----------  ----------
                                 ----------  ----------  ----------  ----------


                   See notes to consolidated financial statements.

                                  BEST BUY CO., INC.
                                  ------------------
              CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
              ---------------------------------------------------------
                       FOR THE SIX MONTHS ENDED AUGUST 30, 1997
                       ----------------------------------------
                                      ($ in 000)

                                     (Unaudited)


                                                   Additional
                                                    paid-in       Retained
                                 Common Stock       Capital       Earnings
                                 ------------     ----------     ---------
 Balance, March 1, 1997           $  4,329         $241,300       $192,686

 Stock options exercised                52            4,465

 Net earnings, six months ended
    August 30, 1997                                                  4,009
                                  --------          --------      --------
 Balance, August 30, 1997         $  4,381          $245,765      $196,695
                                  --------          --------      --------
                                  --------          --------      --------


                   See notes to consolidated financial statements.

                                  BEST BUY CO., INC.
                                  ------------------
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                        -------------------------------------
                                      ($ in 000)

                                     (Unaudited)

                                                            Six Months Ended
                                                       ------------------------
                                                       August 30,    August 31,
                                                          1997          1996
                                                       ----------    ----------
 OPERATING ACTIVITIES:
     Net earnings                                      $   4,009     $    4,197
     Charges to earnings not affecting cash:
          Depreciation and amortization                   35,341         33,872
                                                       ----------    ----------
                                                          39,350         38,069
     Changes in operating assets and liabilities:
          Receivables                                    (21,889)        (4,432)
          Merchandise inventories                        (56,302)      (246,240)
          Income taxes and prepaid expenses              (11,589)         1,318
          Accounts payable                               130,077        (54,337)
          Other current liabilities                       23,285         19,871
          Deferred revenue and other liabilities          (8,394)       (16,151)
                                                       ---------     ----------
               Total cash provided by (used in)
               operating activities                       94,538       (261,902)

 INVESTING ACTIVITIES:
     Additions to property and equipment                 (27,936)       (40,350)
     Recoverable costs from developed properties           6,280         29,302
     Decrease(increase) in other assets                    2,616           (866)
                                                       ---------     ----------
               Total cash used in investing
               activities                                (19,040)       (11,914)


 FINANCING ACTIVITIES:
     Borrowings on revolving credit line, net                  -        208,000
     (Decrease)increase in obligations under
          financing arrangements                         (64,103)        11,765
     Long-term borrowings                                 10,000         13,000
     Payments on long-term debt                          (13,330)       (16,893)
     Common stock issued                                   3,480          2,169
                                                       ---------     ----------
               Total cash provided by (used in)
                 financing activities                    (63,953)       218,041
                                                       ---------     ----------
 INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS          11,545        (55,775)

 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         89,808         86,445
                                                       ---------     ----------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD            $ 101,353     $   30,670
                                                       ---------     ----------
                                                       ---------     ----------

 Amounts in this statement are presented on a cash basis and therefore may differ from those shown in other sections of this quarterly report.

 Supplemental cash flow information:
     Cash paid (received) during the period for:
          Interest                                     $  19,088     $   25,424
          Income taxes                                 $   1,469     $   (4,110)

                   See notes to consolidated financial statements.

                                  BEST BUY CO., INC.
                                  ------------------
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      ------------------------------------------

1.  BASIS OF PRESENTATION:

    The consolidated balance sheets as of August 30, 1997, and August 31, 1996, the related consolidated statements of earnings for the three and six months ended August 30, 1997 and August 31, 1996, the consolidated statements of cash flow for the six months ended August 30, 1997 and August 31, 1996 and the consolidated statement of changes in shareholders' equity for the six months ended August 30, 1997, are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included and were normal and recurring in nature. Interim results are not necessarily indicative of results for a full year. These interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's Annual Report to Shareholders for the fiscal year ended March 1, 1997.

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

                                  BEST BUY CO., INC.
                                  ------------------
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net earnings for the second quarter of fiscal 1998 were $6,648,000, or $.15 per share, compared to net earnings of $3,788,000, or $.09 per share, in the comparable period last year. For the first six months of the current fiscal year net earnings were $4,009,000, or $.09 per share compared to $4,197,000, or $.10 per share for the same period last year. Results for the quarter and year to date periods as compared to the prior year reflect essentially flat revenues, improved gross profit margins and lower interest expense, offset by higher selling, general and administrative expenses.

Revenues in the second quarter increased 1% to $1.793 billion compared to $1.779 billion in the second quarter last year. Revenues for the year to date period were $3.4 billion, essentially unchanged from the prior year. Revenues were impacted by the contribution from the 18 new stores opened in the past twelve months, offset by comparable store sales declines of 5.6% in the quarter and 6.8% in the six month period. The comparable store sales declines were driven primarily by industry wide softness in consumer electronics and declines in the average selling price of personal computers as compared to year ago levels. Revenues from sales of personal computers for the duration of the year will be impacted by the mix of sales of value priced sub-$1000 computers and higher priced Pentium-Registered Trademark- II computers. The appliance category increased to 12% of the Company's sales mix in the second quarter despite slow air conditioner sales resulting from the lack of a hot summer. The entertainment software category continued to improve, as sales of recorded music showed a comparable store sales increase in the second quarter, consistent with improvement in that industry as a whole. Video games continued strong after the introduction of new technology formats late last year. Management expects that total Company comparable store sales declines will moderate in the third and fourth quarters as comparisons to the prior year become less difficult.

In September the Company completed a significant reduction in the number of titles offered in the entertainment software category, reducing the selection of recorded music by approximately 20,000 titles in the largest stores. The space created by this reduction is being deployed to present an assortment of best selling books and magazines and a selection of exercise equipment in the larger stores. Also, the Company has converted a portion of the space to present a dedicated, specially trained sales staff to assist customers in the purchase of products that typically require higher levels of demonstration and service registration. Included in this area are digital satellite systems, cellular phones, digital cameras and personal digital assistants.

In the second quarter, the Company opened six stores, including entry into Pittsburgh, Pennsylvania with two stores. The other four stores opened in Clearwater and St. Petersburg, Florida; Detroit, Michigan; and Palm Desert, California. Five stores are expected to be opened in the third quarter, bringing the number of new stores opened in fiscal 1998 to 13.

Retail store sales mix by major product category for the second quarter and six month period was as follows:

                          THREE MONTHS ENDED            SIX MONTHS ENDED
                        ----------------------        -------------------
                        8/30/97        8/31/96        8/30/97     8/31/96
                        -------        -------        -------     -------
Home Office               38%            39%            39%         40%
Consumer Electronics
    Audio                 11%            12%            11%         12%
    Video                 15%            17%            15%         17%
Entertainment Software    17%            16%            18%         16%
Appliances                12%            11%            10%         10%
Other                      7%             5%             7%          5%
                         ----           ----           ----        ----
     Total               100%           100%           100%        100%
                         ----           ----           ----        ----
                         ----           ----           ----        ----

Gross profit margin was 16.1% of sales in the second quarter of this year and 15.8% for the first half, compared to 14.1% and 14.2% in the comparable periods last year. Gross profit margins improved in both periods due to increased contributions from higher margin product categories in the Company's sales mix. In particular, profits from sales of performance service plans, which represented 2.9% of sales for the quarter and year to date periods, contributed significantly to the year over year improvement in gross margins. Sales of these plans were less than 2% of total sales in the first half of last year. An improvement in gross margin rates within product categories also favorably impacted margin rates for the periods as did a reduction in the use of extended consumer financing offers as compared to last year. Management expects that the traditional shift to a lower margin sales mix in the second half of the year will likely result in a lower gross profit margin than reported in the second quarter, however, still well above last year's levels.

Selling, general and administrative (SG&A) expenses were 15.0% of sales for both the second quarter and six month period. This compares to expense ratios of 13.0% and 13.2% respectively, for the second quarter and six month period last year. The increases were mainly due to reduced leverage on the Company's operating expenses resulting from the decline in comparable store sales. In addition, SG&A was negatively impacted by the higher operating costs of the larger stores opened in recent years and rent expense associated with stores that are now leased rather than owned. Net advertising expenditures also increased as a result of somewhat lower vendor advertising support. Although the SG&A ratio for the year will be higher than last year, management expects to achieve better leverage on operating expenses in the traditionally higher volume second half of the year.

Net interest expense decreased $4.4 million in the second quarter and $7.2 million in the first six months compared to fiscal 1997. The decreases were due principally to significantly lower inventory levels and fewer properties held for sale.


FINANCIAL CONDITION

Working capital of $581 million at August 30, 1997 was essentially unchanged from a year ago as reductions in inventories and recoverable costs from developed properties resulted in a decline in bank borrowings and an increased cash position. The Company's net cash position, as measured by cash net of bank borrowings, improved nearly $280 million compared to August 31, 1996. As a result of improved inventory and model transition management as well as the Company's decision to narrow product offerings in selected categories, inventory has declined by $259 million below year ago levels even though the Company was operating 18 additional stores. Receivables declined from year ago levels due to lower levels of business activity preceding the end of the period. Deferred revenues continued to decline as revenues from performance service plans sold prior to the fourth quarter of fiscal 1996 are recognized over the lives of the contracts. Revenues from sales subsequent to that time are recognized at the time of sale as they are insured through a third party.

The Company's investment in property held for sale has declined $50 million in the past year to $47 million as 12 retail locations were sold and leased back under long term leases. The Company currently owns six operating retail locations and two others that are under development for opening later in the fiscal year. Management expects that the majority of these properties will be sold and leased back during the current fiscal year. Two of the locations were sold and leased back subsequent to the end of the quarter. Capital spending for the year to date was $28 million compared to $40 million last year, reflecting fewer store openings. The Company currently expects that capital spending for the year will be approximately $65 million, exclusive of amounts to be recovered under long term financing.

In May 1997, the Company reduced the seasonal capacity of its revolving credit facility from $550 million to $365 million as improvement in inventory management and a slower rate of store growth has reduced the Company's borrowing needs for the current year. In August 1997, the Company obtained $10 million in intermediate term equipment financing.

Management believes that funds available through cash flow from operations, customary vendor terms and inventory financing facilities and the revolving credit facility will be sufficient to support the Company's working capital needs for the coming year. Management also intends to obtain working capital financing to be in place following the maturity of the revolving credit facility in June 1998.

SAFE HARBOR PROVISIONS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
----------------------------------------------------------------------------
1995
----
The Company filed a Current Report on Form 8-K on May 8, 1996, with the Securities and Exchange Commission. The Report contains cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward looking statements made by the Company herein.

                                  BEST BUY CO., INC.

                             Part II - Other Information


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

a)       The Regular Meeting of the Shareholders of the Company was held
         June 25, 1997. The following individuals were elected at the meeting as Directors of the Company to serve until the 1999 Regular Meeting of Shareholders. Shares voted in favor of these directors and shares withheld were as follows:

         Culver Davis, Jr.

                   Shares For               40,407,418
                   Shares Withheld             808,839

         Elliot S. Kaplan

                   Shares For               39,895,336
                   Shares Withheld           1,320,921

         Richard M. Schulze

                   Shares For               40,393,210
                   Shares Withheld             823,047

         Other matters voted on and the results of voting were as follows:

         Shareholders ratified the appointment of Ernst & Young, LLP by the Board of Directors as the Company's independent auditor for the fiscal year beginning March 2, 1997, with shares voted as follows:

                   Shares For               40,792,682
                   Shares Against              337,897
                   Shares Abstaining            85,678

         Shareholders authorized and approved the Company's 1997 Employee Non-Qualified Stock Option Plan with shares voted as follows:

                   Shares For               20,190,446
                   Shares Against            3,938,648
                   Shares Abstaining           334,421

         Shareholders authorized and approved the Company's 1997 Directors' Non-Qualified Stock Option Plan with shares voted as follows:

                   Shares For               18,888,366
                   Shares Against            4,000,918
                   Shares Abstaining           363,543

         Shareholders authorized and approved an amendment to and restatement of the Company's 1994 Full-Time Employee Non-Qualified Stock Option Plan with shares voted as follows:

                   Shares For               37,109,903
                   Shares Against            3,186,138
                   Shares Abstaining           209,528

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


                                  BEST BUY CO., INC.
                                  (Registrant)




Date:  October 9, 1997       By:/s/ Allen U. Lenzmeier
                                -------------------------------------
                                Allen U. Lenzmeier, Executive Vice
                                President & Chief Financial Officer
                                (principal financial officer)





                             By:/s/ Robert C. Fox
                                -------------------------------------
                                Robert C. Fox, Senior Vice President-
                                Finance & Treasurer (principal
                                accounting officer)