Form 10-Q
period 1997-11-29
BEST BUY CO INC
filed 1998-01-07
CIK 764478

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549
                                      FORM 10-Q

(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934
For the quarterly period ended November 29, 1997

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


At November 29, 1997, there were 43,906,017 shares of common stock, $.10 par value, outstanding.

                                  BEST BUY CO., INC.

                  FORM 10-Q FOR THE QUARTER ENDED NOVEMBER 29, 1997


                                        INDEX

                                                                           Page
                                                                           ----
Part I.   Financial Information

     Item 1.   Consolidated Financial Statements:

          a.   Consolidated balance sheets as of November 29, 1997,        3-4
                 March 1, 1997 and November 30, 1996

          b.   Consolidated statements of operations for the               5
                 three and nine months ended November 29, 1997
                 and November 30, 1996

          c.   Consolidated statement of changes in shareholders'          6
                 equity for the nine months ended November 29, 1997

          d.   Consolidated statements of cash flows for the               7
                 nine months ended November 29, 1997 and
                 November 30, 1996

          e.   Notes to consolidated financial statements                  8

     Item 2.   Management's Discussion and Analysis of Financial           9-13
                Condition and Results of Operations


Part II.  Other Information

     Item 6.   Exhibits and Reports on Form 8-K                            14


Signatures                                                                 15

                            Part I - Financial Information

Item 1.   Consolidated Financial Statements

                                  BEST BUY CO., INC.

                             CONSOLIDATED BALANCE SHEETS

                                        ASSETS

                         ($ in 000, except per share amounts)



                                                  November 29,    March 1,     November  30,
                                                     1997          1997            1996
                                                 (Unaudited)                   (Unaudited)
                                                 -----------    -----------    -----------
CURRENT ASSETS:
   Cash and cash equivalents                      $  122,060     $   89,808     $   43,195
   Receivables                                       185,885         79,581        217,106
   Recoverable costs from developed
     properties                                       36,883         53,485         91,420
   Merchandise inventories                         1,679,721      1,132,059      1,844,782
   Deferred and refundable income taxes               10,058         25,560         32,478
   Prepaid expenses                                   13,537          4,542         13,763
                                                 -----------    -----------    -----------
         Total current assets                      2,048,144      1,385,035      2,242,744

PROPERTY AND EQUIPMENT, at cost:
   Land and buildings                                 18,006         18,000         17,738
   Leasehold improvements                            157,177        148,168        140,842
   Furniture, fixtures, and equipment                360,967        324,333        306,530
   Property under capital leases                      29,079         29,326         29,138
                                                 -----------    -----------    -----------
                                                     565,229        519,827        494,248

   Less accumulated depreciation and
     amortization                                    238,269        188,194        173,783
                                                 -----------    -----------    -----------
      Net property and equipment                     326,960        331,633        320,465

   OTHER ASSETS                                       14,635         17,639         12,838
                                                 -----------    -----------    -----------

TOTAL ASSETS                                      $2,389,739     $1,734,307     $2,576,047
                                                 -----------    -----------    -----------
                                                 -----------    -----------    -----------

                   See notes to consolidated financial statements.

                                  BEST BUY CO., INC.

                         LIABILITIES AND SHAREHOLDERS' EQUITY

                         ($ in 000, except per share amounts)



                                                  November 29,     March 1,    November 30,
                                                     1997           1997          1996
                                                  (Unaudited)                  (Unaudited)
                                                  -----------    -----------   -----------
CURRENT LIABILITIES:
   Note payable, bank                             $     -         $    -        $  271,500
   Obligations under financing                        50,238        127,510        124,632
     arrangements
   Accounts payable                                1,152,821        487,802      1,047,941
   Accrued salaries and related                       37,688         33,663         33,686
     expenses
   Accrued liabilities                               170,221        122,611        149,373
   Deferred service plan revenue                      21,596         24,602         26,086
   Current portion of long-term debt                  18,287         21,391         17,249
                                                 -----------    -----------    -----------
     Total current liabilities                     1,450,851        817,579      1,670,467

DEFERRED INCOME TAXES                                  3,578          3,578           -

DEFERRED REVENUE AND OTHER LIABILITIES                18,862         28,210         33,127

LONG-TERM DEBT                                       211,624        216,625        212,768

CONVERTIBLE PREFERRED SECURITIES OF                  230,000        230,000        230,000
SUBSIDIARY

SHAREHOLDERS' EQUITY:
   Preferred stock, $1.00 par value;
     authorized 400,000 shares; none
     issued
   Common stock, $.10 par value;
     authorized 120,000,000 shares;
     issued and outstanding 43,906,000,
     43,287,000, and 43,273,000 shares,
     respectively                                      4,391          4,329          4,327
   Additional paid-in capital                        247,320        241,300        241,196
   Retained earnings                                 223,113        192,686        184,162
                                                 -----------    -----------    -----------
         Total shareholders' equity                  474,824        438,315        429,685
                                                 -----------    -----------    -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $2,389,739     $1,734,307     $2,576,047
                                                 -----------    -----------    -----------
                                                 -----------    -----------    -----------

                   See notes to consolidated financial statements.

                                  BEST BUY CO., INC.

                        CONSOLIDATED STATEMENTS OF OPERATIONS

                         ($ in 000, except per share amounts)

                                     (Unaudited)

                                                     Three Months Ended             Nine Months Ended
                                                 ----------------------------   --------------------------
                                                 November 29,    November 30,   November 29,   November 30,
                                                     1997            1996          1997           1996
                                                 ------------   ------------   ------------  ------------
Revenues                                          $2,106,361     $2,007,324     $5,506,116     $5,423,148
Cost of goods sold                                 1,768,471      1,758,556      4,631,435      4,690,064
                                                 -----------    -----------    -----------    -----------
Gross profit                                         337,890        248,768        874,681        733,084

Selling, general &
administrative expenses                              284,971        251,878        796,620        703,558
                                                 -----------    -----------    -----------    -----------

Operating income (loss)                               52,919         (3,110)        78,061         29,526
Interest expense, net                                  9,601         14,883         28,171         40,639
                                                 -----------    -----------    -----------    -----------

Earnings (loss) before income
   taxes                                              43,318        (17,993)        49,890        (11,113)
Income tax (expense) benefit                         (16,900)         7,020        (19,463)         4,337
                                                 -----------    -----------    -----------    -----------

Net earnings (loss)                               $   26,418     $  (10,973)    $   30,427     $   (6,776)
                                                 -----------    -----------    -----------    -----------
                                                 -----------    -----------    -----------    -----------

Net earnings (loss) per share                     $      .57     $     (.25)    $      .69     $     (.16)
                                                 -----------    -----------    -----------    -----------
                                                 -----------    -----------    -----------    -----------

Weighted average shares (000)                         50,526         43,251         44,352         43,119
                                                 -----------    -----------    -----------    -----------
                                                 -----------    -----------    -----------    -----------

                   See notes to consolidated financial statements.

                                  BEST BUY CO., INC.

              CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                     FOR THE NINE MONTHS ENDED NOVEMBER 29, 1997

                                      ($ in 000)

                                     (unaudited)


                                                  Additional
                                                    paid-in        Retained
                                   Common stock     capital        earnings
                                   ------------   -----------     -----------
Balance, March 1, 1997                 $4,329       $241,300       $192,686

Stock options exercised                    62          6,020

Net earnings
                                                                     30,427
                                    ---------      ---------      ---------

Balance, November 29, 1997             $4,391       $247,320       $223,113
                                    ---------      ---------      ---------
                                    ---------      ---------      ---------


                   See notes to consolidated financial statements.

                                  BEST BUY CO., INC.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                      ($ in 000)

                                     (unaudited)


                                                        Nine Months Ended
                                                  ---------------------------
                                                  November 29,   November 30,
                                                      1997           1996
                                                  ------------   ------------
OPERATING ACTIVITIES:
   Net earnings (loss)                             $  30,427      $  (6,776)
   Charges to operations not affecting cash:
     Depreciation and amortization                    52,628         50,743
     Inventory write-down                                  -         15,000
                                                  ----------     ----------
                                                      83,055         58,967
   Changes in operating assets and liabilities:
     Receivables                                    (106,304)       (95,668)
     Merchandise inventories                        (547,662)      (658,640)
     Income taxes and prepaid expenses                 8,116        (11,564)
     Accounts payable                                665,019        374,089
     Deferred revenue and other liabilities           39,281         10,712
                                                  ----------     ----------
          Total cash provided by (used in)
           operating activities                      141,505       (322,104)

INVESTING ACTIVITIES:
   Additions to property and equipment               (47,955)       (60,169)
   Recoverable costs from developed properties        16,602         34,817
   Decrease(increase) in other assets                  3,004           (792)
                                                  ----------     ----------
           Total cash used in investing
            activities                               (28,349)       (26,144)

FINANCING ACTIVITIES:
   Borrowings on revolving credit line, net                -        271,500
   (Decrease)increase in obligations under
     financing arrangements                          (77,272)        30,681
   Long-term borrowings                               10,000         21,542
   Payments on long-term debt                        (18,105)       (21,380)
   Common stock issued                                 4,473          2,655
                                                  ----------     ----------

           Total cash (used in) provided by
            financing activities                     (80,904)       304,998
                                                  ----------     ----------

INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS       32,252        (43,250)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD      89,808         86,445
                                                  ----------     ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD         $ 122,060      $  43,195
                                                  ----------     ----------
                                                  ----------     ----------

Amounts in this statement are presented on a cash basis and therefore may differ from those shown in other sections of this quarterly report.


 Supplemental cash flow information:
   Cash paid (received) during the period for:
     Interest                                       $ 30,723       $ 41,411
     Income taxes                                   $  1,807       $ (3,487)


                   See notes to consolidated financial statements.

                                  BEST BUY CO., INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION:
     The consolidated balance sheets as of November 29, 1997, and November 30, 1996, the related consolidated statements of operations for the three and nine months ended November 29, 1997 and November 30, 1996, the consolidated statements of cash flows for the nine months ended November 29, 1997 and November 30, 1996 and the consolidated statement of changes in shareholders' equity for the nine months ended November 29, 1997, are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included and were normal and recurring in nature (see note 5). Interim results are not necessarily indicative of results for a full year. These interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's Annual Report to Shareholders for the fiscal year ended March 1, 1997.

2.   RECLASSIFICATION:
     Certain prior year amounts have been reclassified to conform to current year presentation.

3.   INCOME TAXES:
     Income taxes are provided on an interim basis based upon management's estimate of the annual effective tax rate.

4.   EARNINGS PER SHARE:
     Earnings per share relate to fully diluted earnings per share. Earnings per share for the three months ended November 29, 1997 reflect the dilutive impact of the Company's Convertible Preferred Securities. This results in the assumption of approximately 5.1 million additional shares outstanding and requires the addback of $2.28 million in after tax cost of the interest expense on such securities during the period. All other periods presented do not reflect such dilution as the result would be antidilutive.

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

                                  BEST BUY CO., INC.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net earnings for the third quarter of fiscal 1998 were a record $26,418,000, or $.57 per share on a fully diluted basis, compared to a loss of $10,973,000 or $.25 per share, in the comparable period last year. For the first nine months of the current fiscal year net earnings were a record $30,427,000 or $.69 per share compared to a net loss of $6,776,000, or $.16 per share for the same period last year. Results for the prior year periods were impacted by a $15 million pre-tax inventory writedown in the third quarter. Exclusive of the inventory writedown, current year results for the quarter and year-to-date periods, as compared to the prior year, reflect modest increases in revenues, significantly improved gross profit margins and lower interest expense. Higher selling, general and administrative expenses as a percentage of sales offset a portion of those gains.

Revenues in the third quarter increased 5% to $2.106 billion compared to $2.007 billion in the third quarter last year. Revenues for the year to date period were $5.506 billion, an increase of 2% over the comparable nine month period from last year. Comparable store sales for the quarter were essentially flat compared to last year and for the year to date declined 4%. Revenues were impacted by the contribution from the 13 new stores opened in the past twelve months, as the Company operated 285 stores at November 29, 1997 compared to 272 a year ago. The comparable store sales decline for the year to date was driven by lower average selling prices, particularly in personal computers where average selling prices have declined approximately 15% compared to the first nine months of last year primarily due to the increased popularity of sub-$1,000 units. An increase in personal computer unit sales was not sufficient to offset the lower selling prices.

The entertainment software category, which includes pre-recorded music and videos as well as video games, continued to build strength in the quarter. Video game products in particular performed extremely well, with significant comparable store sales increases continuing since a year ago when the Nintendo 64 and Sony Playstation formats were introduced. The Company's new DSS/Cellular area, introduced in the stores early in the third quarter, resulted in significant comparable store sales increases in cellular phones, satellite systems, and digital cameras. This new area, which was created from a portion of the space vacated by a refinement of the Company's music assortment, has a dedicated sales staff assisting customers with product explanation and service registration. As is currently being experienced industry wide, the consumer electronics business continues to be soft as consumers await new technology and the distribution of audio and video products through mass merchants continues to expand.

In the third quarter the Company introduced an assortment of books and magazines and exercise equipment, further utilizing the space created by the tailoring of the music assortment. While these new products are not expected to make a significant contribution to current year revenues, they, along with an expanded assortment of ready to assemble furniture, are expected to grow to 2% of sales next year.

In the third quarter, the Company opened five new stores, including stores in the Philadelphia, Pittsburgh and Los Angeles markets. These openings completed the Company's planned store openings for fiscal 1998 with a total of 13 new stores. The Company also relocated or expanded five stores to larger facilities this year. The Company's announced expansion plans for the next fiscal year, which begins in March 1998, include 20 to 25 new stores including entry into the Boston market.

Retail store sales mix by major product category for the third quarter and nine month period was as follows:


                             Third Quarter Ended      Nine Months Ended
                            ---------------------    --------------------
                            11/29/97     11/30/96    11/29/97    11/30/96
                            ---------------------    --------------------

Home Office                    40%          41%         40%         41%
Consumer Electronics
    Video                      16           17          15          17
    Audio                      10           11          11          12
Entertainment Software         18           17          18          16
Appliances                      9            9          10           9
Other                           7            5           6           5
                              ----         ----        ----        ----
    Total                     100%         100%        100%        100%
                              ----         ----        ----        ----
                              ----         ----        ----        ----

Gross profit margin was 16.0% of sales in the third quarter of this year and 15.9% for the first nine months, compared to 12.4% and 13.5%, respectively, in the comparable periods last year. The inventory writedown in the third quarter last year, which was principally due to declines in value of personal computer inventories in advance of new technology, reduced margins for the quarter and nine month periods by .7% and .3% of sales, respectively. Exclusive of the impact of the inventory writedown, gross profit margins improved 2.9% of sales and 2.1% of sales for the quarter and year to date period, respectively. The higher gross profit margins resulted from better product margins and a more profitable sales mix. Gains in product margins were impacted by enhanced buying and selling strategies, including improved product life cycle management of personal computers. Inventory turns for personal computers have increased to approximately 10 times, reducing the Company's exposure to significant markdowns during model and technology transitions. The increase in gross margins due to a more profitable sales mix was driven by an increase in the sale of performance service plans (PSPs) in the Company's sales mix. PSPs represented 3.2% of sales in the third quarter this year compared to 2.1% in the third quarter last year. For the year to date PSPs represented 3.0% of sales compared to 1.8% of sales for the first nine months of last year. Increased sales of the higher margin products in the new DSS/Cellular area also increased the overall profitability of the Company's sales mix. The promotional environment during the third quarter was also less intense than last year as a number of the Company's competitors have closed stores in the past year. As a result of the less competitive conditions the Company used fewer and less aggressive consumer financing offers, contributing to the profit margin improvement. Management expects that gross profit margins for the fourth quarter, while still significantly above last years levels, will be slightly lower than the margins reported in the third quarter, due in part, to the traditional shift in the Company's sales mix during the holiday selling season.

Selling, general and administrative (SG&A) expenses were 13.5% of sales for the third quarter and 14.5% for the nine month period of the current year. These compare to SG&A expense ratios for the third quarter and nine month period last year of 12.5% and 13.0%, respectively. In the third quarter SG&A expenses were impacted by the staffing associated with the DSS/Cellular area. Generally higher compensation costs due to market conditions and improved operating performance also contributed to higher payroll costs as compared to last year. In addition, SG&A expenses for the quarter and the year to date were impacted by higher professional fees associated with the Company's strategic initiatives and management information systems enhancements. Higher rent expense resulting from stores that were owned last year and leased this year also increased the Company's SG&A, although this also resulted in lower interest expense. The year to date increase was, in part, due to reduced leverage on the Company's operating expenses resulting from the decline in comparable store sales for the year to date. Although the SG&A ratio for the year will be higher than last year, management expects to achieve better leverage on operating expenses in the traditionally higher volume fourth quarter of the year.

Net interest expense decreased $5.2 million in the third quarter and $12.5 million in the first nine months compared to fiscal 1997. The decreases were due principally to significantly lower inventory levels and fewer properties held for sale.

FINANCIAL CONDITION

Working capital of $597 million at November 29, 1997 was essentially unchanged from a year ago as lower inventories and costs recovered from developed properties were used to pay off bank borrowings and increased cash balances. The Company's net cash position, as measured by cash balances net of bank borrowings, improved $350 million compared to November 30, 1996. As a result of improved inventory and model transition management, as well as a narrowing of product offerings in selected categories, inventory has declined by $165 million from year ago levels even though the Company is operating 13 additional stores. Better timing of inventory purchases in advance of the holiday selling season also resulted in increased leveraging of inventory through trade payables at the end of the quarter. Receivables declined from year ago levels due to lower levels of vendor advertising receivables at the end of the period. Other current assets have declined, in part, due to a reduction in refundable income taxes resulting from the improved operating performance compared to a year ago. Deferred revenues, and the related deferred taxes, continue to decline as revenues from performance service plans sold prior to the fourth quarter of fiscal 1996 are recognized over the lives of the contracts. Revenues from sales subsequent to that time are recognized at the time of sale as they are insured through a third party.

The Company's investment in property held for sale has declined approximately $50 million in the past year to $37 million as retail locations developed by the Company have been sold and leased back under long term leases. At November 29, 1997, the Company owned six retail locations that were held for sale and leaseback, two of which have been subsequently sold. In addition to sales of property owned by the Company, the Company continues to reduce its master lease facility as properties are sold by the lessor and leased by the Company under long term lease agreements. Capital spending for the year to date is $48 million compared to $60 million last year, reflecting fewer store openings. The Company currently expects that capital spending for the year will be approximately
$65 million, exclusive of amounts to be recovered under long term financing such as financing under sale/leaseback transactions.

In May 1997, the Company reduced the seasonal capacity of its revolving credit facility from $550 million to $365 million as improvement in inventory management and a slower rate of store growth has reduced the Company's borrowing needs for the current year. During the nine month period the Company had only minimal borrowings under this facility. In August 1997, the Company obtained
$10 million in intermediate term equipment financing.

Management believes that funds available through cash flow from operations, including further anticipated improvement in inventory turns, customary vendor terms and inventory financing facilities and the revolving credit facility will be sufficient to support the Company's working capital needs for the coming year. Management also intends to evaluate its working capital financing needs in the coming months and determine the appropriate size credit facility to be in place before the maturity of the current facility in June 1998.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings per Share". SFAS No. 128 is effective for periods ending after December 15, 1997, and requires restatement of all prior period EPS data presented. The Company will adopt SFAS No. 128 in the fourth quarter of the current fiscal year. The Company's basic and diluted earnings (loss) per common share computed under the new pronouncement would have been as follows:


                            Third Quarter Ended       Nine Months Ended
                           ----------------------    --------------------
                           11/29/97      11/30/96    11/29/97    11/30/96
                           ----------------------    --------------------

Basic                        $.60         $(.25)       $.70       $(.16)
Diluted                      $.57         $(.25)       $.68       $(.16)


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


                                   BEST BUY CO., INC.
                                   (Registrant)




Date: January 7, 1998              By: /s/  ALLEN U. LENZMEIER
                                      -------------------------------------
                                      Allen U. Lenzmeier, Executive Vice
                                      President & Chief Financial Officer
                                      (principal financial officer)





                                   By: /s/  ROBERT C. FOX
                                      -------------------------------------
                                      Robert C. Fox, Senior Vice President-
                                      Finance & Treasurer (principal
                                      accounting officer)