Form 10-K
period 1998-02-28
BEST BUY CO INC
filed 1998-05-28
CIK 764478

                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
                                      FORM 10-K
(Mark One)
 X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934 FOR THE FISCAL YEAR ENDED FEBRUARY 28, 1998.
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

                                        Name of each exchange on
     Title of each class                   which registered
   COMMON STOCK, $.10 PAR VALUE         NEW YORK STOCK EXCHANGE
   8-5/8% SENIOR SUBORDINATED NOTES,
     DUE 2000                           NEW YORK STOCK EXCHANGE
   6-1/2% CONVERTIBLE MONTHLY INCOME
          PREFERRED SECURITIES          NEW YORK STOCK EXCHANGE

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

The aggregate market value of voting stock held by non-affiliates of the Registrant on April 30, 1998, was approximately $1,897,607,472. On that date, there were 50,088,010 shares of Common Stock issued and outstanding.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   X
            ---

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's Annual Report to Shareholders for the year ended February 28, 1998 ("Annual Report") are incorporated by reference into Part II.

Portions of the Registrant's Proxy Statement dated May 22, 1998 for the regular meeting of shareholders to be held June 25, 1998 ("Proxy Statement") are incorporated by reference into Part III.

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

     In fiscal 1995, the Company developed a strategy to further enhance its store format. The strategy, known as "Concept III", features a larger, redesigned store format created to produce a more informative and exciting shopping experience for the customer. Through focus group interviews and other research, the Company determined that customers wanted more product information and a larger product selection. In order to meet these evolving consumer preferences, the Company developed an enhanced store format which features more hands-on demonstrations. The standard size for the Concept III stores is now 45,000 square feet and is designed to accommodate a product selection intended to be as good as or better than the selection offered by Best Buy's competitors in each of its principal product categories. Management continues to evaluate and refine the content and features of these Concept III stores to maximize the revenue and operating profit while providing customers with the most desirable shopping experience.

     In the last two fiscal years the Company has increased its store count by 13%, with a net addition of 33 new stores and, as of February 28, 1998, was operating 284 stores from coast to coast. The rate of expansion in fiscal 1998 and 1997 was significantly slower than the previous three years when the Company opened a total of 140 stores. The slower growth was dictated by the need to focus on improving the Company's operations and financial performance. The Company anticipates opening approximately 25 new stores in fiscal 1999 and to be operating approximately 309 stores by the end of the fiscal year.

Business Strategy

     The Company's business strategy is to offer consumers an enjoyable and convenient shopping experience while maximizing the Company's profitability. Best Buy believes it offers consumers meaningful advantages in store environment, product value, selection and service. An objective of this strategy has been to achieve a dominant share of the markets Best Buy serves. The Company currently holds a leading, and in some cases dominant, share in its mature markets. The Company's store format features interactive displays, and for certain product categories, a high level of customer assistance, all designed to enhance the customer's shopping experience. As part of its overall strategy, the
Company:

     - Generally offers a retail format similar to a self service discount store for many products that consumers are familiar with and provides a higher level of customer service and product explanation for more complex products.

     - Provides a selection of brand name products comparable to retailers that specialize in the Company's principal product categories and seeks to ensure a high level of product availability for customers.

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

     Best Buy's store format is a key component of its business strategy. The Company believes that because customers are generally familiar with many of the products the Company sells and are accustomed to discount shopping formats, they increasingly resist efforts to direct their choice of product and appreciate controlling the purchase decision. For products that are relatively easy for consumers to understand and purchase, the Company employs a self-service, discount style store format, featuring easy to locate product groupings, emphasizing customer choice and product information. For certain new technology products such as digital cameras and phones and digital satellite systems, the Company provides dedicated and specially trained sales assistance. Sales staff in these product categories help customers understand the features and benefits of new technology and can assist customers in the purchase of accessories and registration for service with providers.

     Best Buy continuously evaluates the retail environment and regularly uses focus groups and customer surveys to assess customer preferences. Through these processes, Best Buy concluded that customers want access to more product information in order to be more confident about their buying decisions. Most stores contain a demonstration area for television "surround sound" systems; a simulated, life-size car display; and audio speaker rooms. These demonstration areas allow customers to hear for themselves how different configurations of audio components enhance sound quality at home or in the car. The speaker rooms feature a wide variety of music allowing customers to compare speaker quality while listening to their choice of music. Best Buy believes that these features further differentiate it from competing retailers and should also provide an advantage for the Company relative to competitors such as catalog and on-line services and television shopping networks.

     The Company's stores are in large, open buildings with high ceilings. Best Buy's stores average approximately 43,000 square feet. The Concept III stores feature specialty areas such as larger viewing rooms for large screen and projection televisions and larger speaker rooms. The Company expects that all of the new stores opened will be approximately 40,000 - 45,000 square feet to best leverage the cost of operations and maximize productivity.

     Best Buy's merchandising strategy differs from many other retailers selling comparable merchandise. Best Buy's merchandise is displayed at eye level next to signs identifying the products' major features, with the boxed products available above or below the display model. The Company's product specialists, who are knowledgeable about the operation and features of the merchandise on display, are dedicated to a particular product area for customers who desire assistance. This convenient, self service format for many of the products the Company sells allows the customer to carry merchandise directly to the check-out lanes, pay for it and leave the store thus avoiding the time-consuming process used at traditional superstores and catalog showrooms.

     The Company believes that its advertising strategy continues to contribute to its increasing market share and brand image. Best Buy spends over 3% of store sales on advertising, including the distribution of about 33 million newspaper inserts weekly. The Company has vertically integrated advertising and promotion capabilities and operates its own in-house advertising agency. This capability allows the Company to respond rapidly to competitors in a cost effective manner. In many of its markets, the Company is able to secure and deliver merchandise to its stores and to create, produce and run an advertisement all within a period of less than one week.

     Print advertising generally consists of four-color weekly inserts, generally of 20 to 24 pages, that emphasize a variety of product categories and feature extensive name brand selection and price range. The Company also produces all of its television commercials, each with a specific marketing message. Television commercials account for approximately 29% of total advertising expenditures. The Company is reimbursed by vendors for a substantial portion of advertising expenditures through cooperative advertising arrangements. In fiscal 1998 the Company introduced a national brand image program that is expected to move Best Buy's image beyond that of a low price specialty retailer by promoting the customer's shopping experience and the Company's responsiveness to consumers' needs.

     Product service and repair are important aspects of Best Buy's marketing strategy, providing the opportunity to differentiate itself from warehouse clubs and other discount stores which generally do not provide such services. Virtually all products sold by the Company, with the exception of entertainment software, carry manufacturers' warranties. The Company generally offers to service and repair all of the products it sells, except major appliances in certain markets, and has been designated by substantially all of its major suppliers as an authorized service center. In addition, the Company conducts computer software training classes at selected stores and makes its in-store technical support staff available to assist customers with the custom configuration of personal computers and peripheral products. The Company also delivers and installs major appliances and large electronics products and installs car stereos and security systems.


Product Selection and Merchandising

     Best Buy provides a broad selection of name brand models within each product line in order to provide customers with greater choice. The Company currently offers approximately 5,600 products, exclusive of entertainment software titles and accessories, in its four principal product categories. In addition, the Company offers a selection of accessories supporting its principal product categories, which typically yield a higher margin than most of the Company's other products. The Company believes that this assortment of accessories builds customer traffic for its other products.

     The home office category, Best Buy's largest product category, includes personal computers and related peripheral equipment, telephones, cellular phones, answering machines, fax machines, copiers and calculators. The Company was among the first consumer electronics retailers to carry an extensive assortment of personal computer products and related software. Sales in this category are largely comprised of the sale of personal computers. The retail market for personal computers continues to be promotional and competitive. The Company's operating results can be affected by significant changes in promotional activity as well as product demand for and availability of personal computers and the timing of computer model transitions by manufacturers. The timing of significant new software releases can also impact sales of personal computers. The Company believes that it is well positioned to withstand increased competition in the retail market for personal computer products, traditionally low margin items, due to its experience in the market and its significantly improved ability to manage inventories in this category. The Company also believes that its broad product lines, including those that generate higher profit margins, and its relatively low cost structure contribute to its ability to compete in this category. In addition, the Company believes that the related services it offers, such as computer training, configuration, maintenance and upgrade, are distinct advantages compared to other discount and mail order computer retailers. Changing technology and hardware requirements necessary to support new software, including on-line services, are expected to continue to be a primary factor in the growth in sales of personal computers and related products in the future. The Company's home office products category includes brand names such as Acer, AT&T, Canon, Compaq, CTX, Epson, Hewlett Packard, IBM, Motorola, Packard Bell, Panasonic, Sharp and Toshiba.

     Best Buy's second largest product category is consumer electronics, consisting of video and audio equipment. Video products include televisions, video cassette recorders, camcorders and satellite dishes that receive direct broadcast satellite television. Audio products include audio components, audio systems, portable audio equipment, car stereos and security systems. The Company continues to expand its product selection in consumer electronics by offering higher end products and components that have greater appeal to audio and video enthusiasts. The introduction of digital satellite systems (DSS) in fiscal 1997 and Digital Versatile Disc (DVD) and MiniDisc in fiscal 1998 marked the initial stages of the transition of the consumer electronics category into digital technology. While sales of analog technology in both audio and video products remain soft, sales of digital technology continue to accelerate. The replacement of existing analog technology with digital products in the future represents a significant opportunity for the Company, although the transition could impact sales of current products. Manufacturers have introduced High Definition Television
(HDTV), and broadcast transmission of digital signals is planned in 10 major markets beginning in November 1998. Similar to recent technology introductions in consumer electronics, introductory price points are expected to be high, resulting in a lag time between product introduction and significant sales volumes. The Company sells consumer electronics with brand names such as Aiwa, Bose, Cambridge Soundworks, Eosone, General Electric, Infinity, JBL, JVC, Magnavox, Nakamichi, Panasonic, Pioneer, RCA, Sanyo, Samsung, Sharp, Sony, Technics, Toshiba and Yamaha.

     Best Buy's entertainment software category includes compact discs, pre-recorded audio and video cassettes, computer software and video game hardware and software. The Company is one of the few large consumer electronics retailers that sells a broad selection of entertainment software in all of its stores. The Company offers from 7,000 to approximately 40,000 titles in its largest Concept III stores. Due to the slow rate of inventory turn of some of the deep catalogue recorded music titles, the Company narrowed its assortment of recorded music in fiscal 1998 to improve inventory productivity. This reduction in titles occurred primarily in the 45,000 and 58,000 square foot stores. Best Buy will continue to customize a portion of the music software assortment for particular stores. The increase in sales of DVD players in fiscal 1998 and significant expansion of the number of movie titles available in DVD format led to growth in the entertainment software category. Further growth is anticipated in fiscal 1999 as the number of movie titles is expected to increase to 1,500 by the end of calendar 1998. The Company will be allocating additional space in the stores to accommodate the wider selection. The video game hardware and software products include popular games by manufacturers such as Sony and Nintendo. Activity in this category is impacted by changes in technology such as, for example, the introduction of the Sony Playstation and Nintendo 64 formats in the second half of fiscal 1997.

     The major appliance category includes microwave ovens, washing machines, dryers, air conditioners, dishwashers, refrigerators, freezers, ranges and vacuum cleaners. During fiscal 1998 this category included brand names such as Amana, Eureka, Frigidaire, General Electric, GE Profile, Hoover, Hotpoint, Maytag, Panasonic, Roper, Sanyo, Sharp, Tappan and White-Westinghouse. The addition of the Whirlpool line of appliances in fiscal 1999 is expected to complete the Company's product assortment and increase the Company's market share in the appliance retailing industry.

     The Company also sells cameras and other photographic equipment and ready to assemble furniture designed for use with computer and audio/video equipment. In fiscal 1998, the Company utilized a portion of the space created by the reduction in recorded music to introduce books, magazines and fitness equipment to its product assortment.

     The Company intends to continue test marketing and evaluating new products in its larger stores during fiscal 1999. While some of the products to be tested may not fit in the Company's four major product categories, they will be items that appeal to the demographics of the Company's existing customer base.

     The following table sets forth the approximate percentages of store sales from each of Best Buy's principal product lines.

                                                                 Fiscal Years Ended
                                               ------------------------------------------------------
                                               March 2, 1996       March 1, 1997     February 28 1998
                                               -------------       -------------     ----------------
Home Office                                         41%                 39%                38%
Consumer Electronics:
   Video                                             18                  17                 15
   Audio                                             13                  12                 11
Entertainment
   Software                                          17                  18                 20
Major Appliances                                      7                   9                  9
Other (1)                                             4                   5                  7
                                                   ----                ----               ----
    Total                                          100%                100%               100%
                                                   ----                ----               ----
                                                   ----                ----               ----


(1) Includes, among other things, photographic equipment, blank audio and video tapes, furniture and accessories and performance service plans.

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

     When entering a major metropolitan market, the Company establishes a district office, service center and major appliance warehouse. Each new store requires approximately $3 million of working capital, depending on the size of the store, for merchandise inventory (net of vendor financing), leasehold improvements, fixtures and equipment. Pre-opening costs of approximately $300,000 per store are incurred in hiring and training new employees and in advertising, and have been expensed in the year the store is opened.

     During fiscal 1998, the Company opened 13 stores, and expanded or relocated five stores to larger facilities. Based on the Company's improved financial performance in fiscal 1998 Best Buy is increasing its store expansion program in fiscal 1999. The Company expects to open 25 new stores in fiscal 1999, which includes entry into markets of Nashville and Knoxville, Tennessee; Wausau, Wisconsin; Charleston, South Carolina; Reno, Nevada; and the New England states. The remainder of the new stores will be opened in existing markets. The Company also plans to expand or relocate another five stores in fiscal 1999. With the planned opening of the Dinuba, California distribution center, the Company believes it has the necessary distribution capacity and management information systems as well as management experience and depth to support its fiscal 1999 expansion plans.

     The following table presents the number and location of stores operated by the Company at the end of each of the last three fiscal years and anticipated stores at fiscal 1999 year end.



                                                       Planned     Anticipated
                Number of Stores at Fiscal Year End      For        at Fiscal
                -----------------------------------     Fiscal         1999
                   1996         1997          1998       1999        Year End
                   ----         ----          ----       ----        --------
 Texas               34           34            35        1             36
 Illinois            32           32            32       --             32
 California          19           22            24        4             28
 Florida             12           17            19        2             21
 Ohio                18           18            19       --             19
 Michigan            16           16            17       --             17
 Minnesota           15           15            14       --             14
 Wisconsin           11           11            11        1             12
 Georgia             10           10            10       --             10
 Maryland             8            9             9        1             10
 Missouri            10           10            10       --             10
 Pennsylvania        --            4             9        1             10
 Arizona              7            8             8       --              8
 Colorado             7            8             8       --              8
 Indiana              8            8             8       --              8
 North                7            7             7        1              8
 Carolina
 Virginia             6            7             7       --              7
 Tennessee           --            1             1        5              6
 Iowa                 5            5             5       --              5
 Kansas               5            5             5       --              5
 South                4            4             4        1              5
 Carolina
 New Jersey          --            3             4       --              4
 Arkansas             3            3             3       --              3
 Massachusetts       --           --            --        3              3
 Nebraska             3            3             3       --              3
 Nevada               1            2             2        1              3
 New Hampshire       --           --            --        3              3
 Oklahoma             3            3             3       --              3
 Kentucky             2            2             2       --              2
 Alabama              1            1             1       --              1
 Delaware             1            1             1       --              1
 Maine               --           --            --        1              1
 New Mexico           1            1             1       --              1
 North Dakota         1            1             1       --              1
 South Dakota         1            1             1       --              1
                   ----         ----          ----     ----           ----
    Total           251          272           284       25            309
                   ----         ----          ----     ----           ----
                   ----         ----          ----     ----           ----

Suppliers, Purchasing and Distribution

     The Company's marketing strategy depends, in part, upon its ability to offer a meaningful selection of name brand products to its customers and is, therefore, dependent upon satisfactory and stable supplier relationships. In fiscal 1998, Best Buy's 20 largest suppliers accounted for approximately 55% of the merchandise purchased by the Company, with five suppliers, Compaq, Hewlett-Packard, Packard Bell, Panasonic, and Sony representing approximately 28% of the Company's total purchases. The loss of or disruption of supply, including disruptions in supply due to manufacturers' product quality issues, from any one of these major suppliers could have a material adverse effect on the Company's sales. Certain suppliers have, at times, limited or discontinued their supply of products to the Company. Best Buy generally does not have long-term written contracts with its major suppliers and does not currently have any indication that any current suppliers will discontinue selling merchandise to the Company. The Company has not experienced difficulty in maintaining satisfactory sources of supply, and management expects that adequate sources of supply will continue to exist for the types of merchandise sold in its stores.

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

     The Company has made product availability a high priority and continues to make investments in facilities, personnel and systems to assure that its in-stock position will be among the highest in the industry. The Company utilizes an automatic replenishment system for restocking its stores and is able to deliver products to its stores as required. Replenishment of store inventories is based on inventory levels, historical and projected sales trends, promotions and seasonality. The Company utilizes an extensive merchandise planning and daily inventory monitoring system to manage inventory turns. The Company engaged Andersen Consulting LLP in fiscal 1998 to assist in the design and implementation of systems and practices to improve the Company's assortment planning, inventory management, product sourcing and advertising effectiveness.

     The majority of the Company's merchandise, except for major appliances, is shipped directly from manufacturers to the Company's distribution centers in California, Ohio, Minnesota, Oklahoma and Virginia. In addition, the Company operates a dedicated distribution center for entertainment software in Minnesota. Major appliances are shipped to satellite warehouses in each of the Company's major markets. In order to meet release dates for selected computer products and entertainment software titles, certain merchandise is shipped directly to the stores from manufacturers and distributors. The Company is, however, dependent upon the distribution centers for inventory storage and shipment of most merchandise to stores. The Company primarily uses contract carriers to ship merchandise from its distribution centers to its stores. During fiscal 1999, the Company is constructing a 650,000 square foot distribution center in Dinuba, California replacing an existing leased facility in Ontario, California. The Company expects to obtain long term financing on the facility after its anticipated opening in Spring 1999. The Company believes that its distribution centers can most effectively service stores within a 600 to 700 mile radius and that its current distribution centers will accommodate the Company's expansion plans for the next year. The Company plans to continue investing in new systems and purchasing material handling equipment to reduce labor costs, improve accuracy in filling orders and enhance space utilization.


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

     The Company has identified critical operational and financial systems as part of a comprehensive plan to address Year 2000 computer systems issues and make the required changes to existing systems or replace non-compliant systems, as appropriate. The Company is also working with its business partners to mitigate the impact of Year 2000 issues. The Company expects to complete most of the effort to address these issues in fiscal 1999 at a cost of approximately
$10 million. The Company is also replacing its point of sale system with Year 2000 compliant equipment. The Company does not expect to incur material costs beyond this estimate; however, the magnitude of the effort is difficult to accurately predict and there can be no assurance that the Company or its business partners will be completely Year 2000 compliant on a timely basis.


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


Credit Policy

     Approximately 35% of store revenues are paid for in cash, with the remainder paid for by either major credit cards or the Best Buy private label credit card. In recent years, the Company has utilized special financing offers to stimulate sales. Generally, these financing offers allow customers to purchase certain products with repayment terms ranging from 90 days to one year without a finance charge. The longer financing offers, generally those beyond six months, typically require minimum monthly payments to avoid the finance charge. The special financing offers are only provided to customers who qualify for Best Buy's private label credit card. The private label credit card allows these customers to obtain financing on purchases of merchandise at Best Buy stores through arrangements between the Company and independent banks and consumer credit programs. The Company is generally able to qualify a new customer for credit on the spot, typically in less than five minutes. Receivables from private label credit card sales are sold, without recourse to the Company, to unaffiliated third party institutions. The Company receives payment from these institutions within 2 to 3 days following the sale.


Competition

     Retailing in each of the Company's product categories is highly competitive. The overall growth in the consumer electronics business has slowed in recent years and the concentration of sales among the top retailers in the industry has increased. The industry's consolidation has been evidenced in recent years by the liquidation and consolidation of a number of competitors, including the closing of Tandy Corp.'s Incredible Universe stores and selected Computer City stores, stores operated by Musicland and Montgomery Ward and store closures by other national and regional chains in fiscal 1998. The flat industry sales are due to market saturation for many consumer electronics products and the general absence, until recently, of new products in that market. The dollar volume growth of sales nationally in the home office product category has slowed as average selling prices decline and household penetration increases. The Company competes with an increasing number of retailers and alternative channels of distribution such as mail order and internet shopping services. The Company is currently testing a "configure to order" sales process to compete for the business of the most knowledgeable home office computer buyers. In addition, the Company believes that consumers continue to become more knowledgeable and value conscious, thereby putting pressure on profit margins. Management believes that its store format distinguishes the Company from most of its competitors by offering customers a friendlier and less pressured shopping experience. In addition, the Company competes by aggressively advertising and emphasizing a meaningful product selection, low prices, financing alternatives and service.

     Best Buy competes in most of its markets against Circuit City, Sears and Montgomery Ward and in selected markets against computer superstores such as Computer City and CompUSA and entertainment software superstores operated by Musicland and Tower Records. Certain of these competitors have significantly greater financial resources than the Company. The Company also competes against independent dealers, discount stores, wholesale clubs, office products superstores and mass merchandisers.


Employees

     As of February 28, 1998, the Company employed approximately 39,000 persons, of whom approximately 19,500 were part-time or seasonal employees. The Company has never experienced a strike or work stoppage, and management believes that its employee relations are good. There are currently no collective bargaining agreements covering any of the Company's employees.


Item 2.  PROPERTIES

     The Company's stores, most of which are leased, include sales space, inventory storage, management offices and employee areas. All of the leases provide for a fixed minimum rent with scheduled escalation dates and amounts. Leases for six of the stores have a percentage rent provision equal to from .75% to 4% of gross sales at each location in excess of certain specified sales amounts. The initial terms of the leases range from 5 to 20 years and generally allow the Company to renew for up to three additional five-year terms. The terms of a majority of the leases, including renewal options, extend beyond the year 2020. At February 28, 1998, the Company owned one of its operating retail store locations. Management expects to sell and lease back this property in fiscal 1999.

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


     THE EXECUTIVE OFFICERS OF THE REGISTRANT ARE AS FOLLOWS:
                                                                                                   YEARS
                                                                                                    WITH
                                                                                                    THE
       NAME           AGE                POSITION WITH COMPANY                                    COMPANY
       ----           ---                ---------------------                                    -------
Richard M. Schulze    57      Chairman, Chief Executive Officer and Director                        31
Bradbury H. Anderson  48      President, Chief Operating Officer and Director                       24
Allen U. Lenzmeier    54      Executive Vice President and Chief Financial Officer                  13
Wade R. Fenn          39      Executive  Vice President - Marketing                                 17
Julie M. Engel        37      Senior Vice President - Advertising                                   16
Robert C. Fox         47      Senior Vice President - Finance and Treasurer                         12
Kevin P. Freeland     40      Senior Vice President - Inventory Management                           2
Marc D. Gordon        37      Senior Vice President - MIS & Chief Information Officer                -
Wayne R. Inouye       45      Senior Vice President - Marketing, Computers and Home Office           2
Michael P. Keskey     43      Senior Vice President - Sales                                         10
Richard L. Lewis      58      Senior Vice President - Human Resources                                -
George Z. Lopuch      48      Senior Vice President - Strategic Planning & Development               -
Joseph T. Pelano      50      Senior Vice President - Retail Store Operations                        9
Lowell W. Peters      57      Senior Vice President - Services                                       -
Philip J. Schoonover  38      Senior Vice President - Marketing, Consumer Electronics                3
Kenneth R. Weller     49      Senior Vice President - Sales                                          4

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

     ROBERT C. FOX was promoted to his present position in April 1994, after having served as Vice President - Accounting since 1987 and Treasurer since 1993. Mr. Fox joined the Company in 1985 as Controller.

     KEVIN R. FREELAND was promoted to his present position in April 1997, after having served as Vice President - Inventory Management since 1995. Prior to joining Best Buy, Mr. Freeland spent more than eight years with Payless Shoe Source, where he held various positions in merchandise management, most recently as Vice President of Merchandise Distribution.

     MARC D. GORDON joined the Company in April 1998 as Senior Vice President - MIS & Chief Information Officer. Mr. Gordon brings 13 years experience in the retail information systems area most recently as CIO for West Marine Products, a West Coast-based specialty retailer/wholesaler of marine products. Other positions have included senior manager with Andersen Consulting, principal with a Boston IS consulting firm and Vice President of Information Systems with the Timberland Company.

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

     RICHARD L. LEWIS joined the Company in July 1997 as Senior Vice President - Human Resources. Mr. Lewis' career history includes 12 years with Limited Express where he held various positions, most recently as Executive Vice President of Human Resources. Lewis also served as Vice President of Human Resources for the car rental divisions of Republic Industries.

     GEORGE Z. LOPUCH joined the Company in March 1998 as Senior Vice President
- Strategic Planning & Development. Mr. Lopuch brings to Best Buy more than 18 years of retail industry experience. Most recently he served as Senior Vice President of Corporate Strategic Planning and Research at SuperValu.

     JOSEPH T. PELANO was promoted to his present position in April 1997, having served as Vice President - Retail Store Operations since 1996. Mr. Pelano joined the Company in 1989 as Regional Operations Manager.

     LOWELL W. PETERS joined the Company in September 1997 as Senior Vice President - Service. Mr. Peters' career spans 34 years with Sears, where he held various positions in their service organization, most recently as Vice President Parts, Product Services.

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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                       PART II


ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

     The information set forth under the caption "Common Stock Prices" on page 22 of the Annual Report is incorporated herein by reference.


ITEM 6.   SELECTED FINANCIAL DATA

     The information set forth under the caption "Selected Consolidated Financial and Operating Data" on page 17 of the Annual Report is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The information set forth under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 18 through 22 of the Annual Report is incorporated herein by reference.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements required by this Item, listed below, are contained in the Annual Report on the pages thereof indicated, and are expressly incorporated herein by this reference.


                                                                      Page No.
                                                                      --------
Consolidated balance sheets as of February 28, 1998
 and March 1, 1997                                                       23
For the fiscal years ended February 28, 1998,
 March 1, 1997, and March 2, 1996
       Consolidated statements of earnings                               24
       Consolidated statements of cash flows                             25
       Consolidated statements of shareholders'
         equity                                                          26
       Independent auditor's report                                      26
       Notes to consolidated financial statements                     27-31





ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                      PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set forth under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Nominees and Directors" on pages 4 through 8 of the Proxy Statement is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

     The information set forth under the caption "Executive Compensation" on pages 9 through 16 of the Proxy Statement is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" on pages 4 through 6 of the Proxy Statement is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth under the captions "Nominees and Directors" and "Certain Transactions" on pages 6 through 8 of the Proxy Statement is incorporated herein by reference.


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

     1.   Financial Statements:

          All financial statements of the Registrant as set forth under Item 8 of this Report.

     2.   Financial Statement Schedules:

          No schedules have been included since they are either not applicable or the information is included elsewhere herein.

3.   Exhibits:
                                                             Method
                                                                 of
   Number  Description                                       filing
   ------  -----------                                       ------
    3.1    Amended and Restated Articles of                     (3)
           Incorporation, as amended

    3.2    Certificate of Designation with respect              (2)
           to Best Buy Series A Cumulative
           Convertible Preferred Stock, filed
           November 1, 1994

    3.3    Amended and Restated By-Laws, as amended       (2,4,5,9)

    4.1    Note Purchase Agreement with Principal               (6)
           Mutual Life Insurance Company, dated as
           of July 30, 1992


    4.2    Amended and Restated Credit Agreement               (12)
           with First Bank National Association
           dated May 13, 1997

    4.3    Indenture between Best Buy Co., Inc. and             (3)
           Mercantile Bank of St. Louis N.A.
           relating to $150,000,000 8-5/8% Senior
           Subordinated Notes due 2000, dated as of
           October 12, 1993

    4.4    Amended and Restated Agreement of                    (2)
           Limited Partnership of Best Buy
           Capital, L.P., dated as of November 3,
           1994

    4.5    Indenture between Best Buy, Best Buy                 (2)
           Capital, L.P., and Harris Trust and
           Savings Bank relating to $288,227,848
           6-1/2% Convertible Subordinated
           Debentures due 2024, dated as of
           November 3, 1994

    4.6    Guarantee Agreement related to 6-1/2%                (2)
           Convertible Monthly Income Preferred
           Securities of Best Buy Capital, L.P.,
           dated November 3, 1994

    4.7    Deposit Agreement with respect to Best               (2)
           Buy Series A Cumulative Convertible
           Preferred Stock, dated November 3, 1994

    10.1   1987 Employee Non-Qualified Stock Option             (7)
           Plan, as amended



    10.2   1987 Directors' Non-Qualified Stock                  (2)
           Option Plan, as amended

    10.3   Best Buy Co., Inc. Deferred Compensation            (11)
           Plan

    10.4   Resolutions of the Board of Directors               (10)
           dated April 24, 1998 amending the bonus
           program for senior officers

    10.5   1997 Employee Non-Qualified Stock Option            (10)
           Plan, as amended

    10.6   1997 Directors' Non-Qualified Stock                  (8)
           Option Plan

    10.7   Amended and Restated 1994 Full-Time                  (8)
           Employee Non-Qualified Stock Option Plan

    13.1   1998 Annual Report to Shareholders                   (1)

    21.1   Subsidiaries of the Registrant                       (1)

    23.1   Consent of Ernst & Young LLP                         (1)

    27.1   1998 Fiscal Year End Financial Data                  (1)
           Schedule

    27.2   1998 Fiscal Quarters 1, 2 and 3                      (1)
           Financial Data Schedules

    27.3   1997 Fiscal Year End and Fiscal Quarters             (1)
           1, 2, and 3 Financial Data Schedules

    27.4   1996 Fiscal Year End Financial Data                  (1)
           Schedule

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

     (7) Exhibits so marked were filed with the Securities and Exchange Commission on May 29, 1996, as exhibits to the Form 10-K of Best Buy Co., Inc., and are incorporated herein by reference and made a part hereof.

     (8) Exhibits so marked were filed with the Securities and Exchange Commission on May 12, 1997, as exhibits to the definitive Proxy Statement of Best Buy Co., Inc., and are incorporated herein by reference and made a part hereof.

     (9) Exhibits so marked were filed with the Securities and Exchange Commission on May 28, 1997, as exhibits to the Form 10-K of Best Buy Co., Inc., and are incorporated herein by reference and made a part hereof.

     (10) Exhibits so marked were filed with the Securities and Exchange Commission on April 30, 1998, as exhibits to the preliminary Proxy Statement of Best Buy Co., Inc., and are incorporated herein by reference and made a part hereof.

     (11) Exhibit so marked was filed on April 3, 1998, as an exhibit to the Registration Statement on Form S-8 (Registration No. 333-49371) of Best Buy Co., Inc., and is incorporated herein by reference and made a part hereof.

     (12) Exhibit so marked was filed with the Securities and Exchange Commission on July 11, 1997, as an exhibit to Form 10-Q of Best Buy Co., Inc., and is incorporated herein by reference and made a part hereof.

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

                                   BEST BUY CO., INC.
                                   (Registrant)


                                   By: /s/ Richard M. Schulze
                                       --------------------------
                                       Chief Executive Officer
Dated: May 27, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on May 27, 1998.


/s/  Richard M. Schulze                 Chairman, Chief Executive Officer
--------------------------              and Director (principal executive
     Richard M. Schulze                 officer)


/s/  Bradbury H. Anderson               President, Chief Operating Officer
---------------------------             and Director
     Bradbury H. Anderson

/s/  Allen U. Lenzmeier                 Executive Vice President and Chief
---------------------------             Financial Officer (principal
     Allen U. Lenzmeier                 financial officer)


/s/  Robert C. Fox                      Sr. Vice President - Finance and
--------------------------              Treasurer (principal accounting
     Robert C. Fox                      officer)


--------------------------              Director
     Culver Davis, Jr.


--------------------------              Director
     Yvonne R. Jackson

 /s/ Elliot S. Kaplan
--------------------------              Director
     Elliot S. Kaplan

 /s/ David Stanley
--------------------------              Director
     David Stanley

 /s/ Frank D. Trestman
--------------------------              Director
     Frank D. Trestman


--------------------------              Director
     Hatim A. Tyabji


--------------------------              Director
     James C. Wetherbe