Form 10-Q
period 1998-05-30
BEST BUY CO INC
filed 1998-07-10
CIK 764478

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

     (Mark  One)

    X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   ---  EXCHANGE ACT OF 1934
                  For the quarterly period ended May 30, 1998

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   ---  SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from __________ to__________


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


At May 30, 1998, there were 100,310,000 shares of common stock, $.10 par value, outstanding.

                               BEST BUY CO., INC.

                  FORM 10-Q FOR THE QUARTER ENDED MAY 30, 1998


                                      INDEX

                                                                           Page
                                                                           ----

Part I.   Financial Information

     Item 1.  Consolidated Financial Statements:

          a.  Consolidated balance sheets as of May 30, 1998,                3-4
                February 28, 1998 and May 31, 1997

          b.  Consolidated statements of operations for the                    5
                three months ended May 30, 1998 and May 31, 1997

          c.  Consolidated statement of changes in shareholders'               6
                equity for the three months ended May 30, 1998

          d.  Consolidated statements of cash flows for the                    7
                three months ended May 30, 1998 and May 31, 1997

          e.  Notes to consolidated financial statements                     8-9

     Item 2.  Management's Discussion and Analysis of
                Results of Operations and Financial Condition              10-13


Part II.  Other Information

     Item 6.  Exhibits and Reports on Form 8-K                                14


Signatures                                                                    15

                         Part I - Financial Information

     Item 1.  Consolidated Financial Statements

                               BEST BUY CO., INC.
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                      ($ in 000, except per share amounts)

                                                      May 30,              February 28,           May 31,
                                                       1998                   1998                 1997
                                                    (unaudited)                                 (unaudited)
                                                    ----------             ----------           ----------
    CURRENT ASSETS:
         Cash and cash equivalents                  $  397,298             $  520,127           $   94,909
         Receivables                                    75,563                 95,702               84,423
         Recoverable costs from developed
           properties                                   25,917                  8,215               56,786
         Merchandise inventories                     1,101,144              1,060,788            1,110,017
         Refundable and deferred income taxes           19,445                 16,650               27,847
         Prepaid expenses                               10,342                  8,795                8,043
                                                    ----------             ----------           ----------
                   Total current assets              1,629,709              1,710,277            1,382,025

    PROPERTY AND EQUIPMENT, at cost:
         Land and buildings                             21,200                 19,977               18,000
         Leasehold improvements                        161,797                160,202              149,738
         Furniture, fixtures, and equipment            380,907                372,314              329,151
         Property under capital leases                  29,079                 29,079               29,079
                                                    ----------             ----------           ----------
                                                       592,983                581,572              525,968
         Less accumulated depreciation and
           amortization                                265,345                248,648              204,647
                                                    ----------             ----------           ----------
                   Net property and equipment          327,638                332,924              321,321


    OTHER ASSETS                                         9,948                 13,145               17,335
                                                    ----------             ----------           ----------
    TOTAL ASSETS                                    $1,967,295             $2,056,346           $1,720,681
                                                    ----------             ----------           ----------
                                                    ----------             ----------           ----------

                See notes to consolidated financial statements.

                               BEST BUY CO., INC.
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ($ in 000, except per share amounts)

                                                                                         May 30,   February 28,    May 31,
                                                                                          1998         1998         1997
                                                                                       (unaudited)               (unaudited)
                                                                                       ----------   ----------   ----------
CURRENT LIABILITIES:
        Accounts payable                                                               $  661,629   $  727,087   $  520,354
        Obligations under financing arrangements                                           41,672       35,565       84,215
        Accrued salaries and related expenses                                              40,702       48,772       31,881
        Accrued liabilities                                                               147,960      188,352      127,411
        Deferred service plan revenue                                                      16,114       18,975       24,906
        Current portion of long-term debt                                                  14,390       14,925       21,181
                                                                                       ----------   ----------   ----------
                  Total current liabilities                                               922,467    1,033,676      809,948

DEFERRED INCOME TAXES                                                                       7,005        7,095        3,578

DEFERRED REVENUE AND OTHER LIABILITIES                                                     19,182       17,578       24,457

LONG-TERM DEBT                                                                            207,247      210,397      212,609

CONVERTIBLE PREFERRED SECURITIES OF SUBSIDIARY                                                671      229,854      230,000

SHAREHOLDERS' EQUITY:
        Preferred stock, $1.00 par value; authorized 400,000
          shares; none issued
        Common stock, $.10 par value; authorized 120,000,000 shares;
          issued and outstanding 100,310,000, 89,260,000, and 87,612,000
          shares, respectively                                                             10,031        4,463        4,381
        Additional paid-in capital                                                        497,828      266,144      245,661
        Retained earnings                                                                 302,864      287,139      190,047
                                                                                       ----------   ----------   ----------
                  Total shareholders' equity                                              810,723      557,746      440,089
                                                                                       ----------   ----------   ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                             $1,967,295   $2,056,346   $1,720,681
                                                                                       ----------   ----------   ----------
                                                                                       ----------   ----------   ----------


                 See notes to consolidated financial statements.

                               BEST BUY CO., INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      ($ in 000, except per share amounts)
                                   (Unaudited)

                                                           Three Months Ended
                                                     --------------------------
                                                        May 30,         May 31,
                                                         1998            1997
                                                      ----------     ----------
Revenues                                              $1,943,664     $1,606,551
Cost of goods sold                                     1,589,445      1,358,668
                                                      ----------     ----------
Gross profit                                             354,219        247,883
Selling, general and administrative
     expenses                                            326,154        242,667
                                                      ----------     ----------
Operating income                                          28,065          5,216
Interest expense, net                                      2,495          9,540
                                                      ----------     ----------

Earnings (loss) before income taxes                       25,570         (4,324)
Income tax benefit (expense)                              (9,845)         1,685
                                                      ----------     ----------
Net earnings (loss)                                   $   15,725     $   (2,639)
                                                      ----------     ----------
                                                      ----------     ----------
Net earnings (loss) per share
     Basic                                            $      .16     $     (.03)
     Diluted                                          $      .16     $     (.03)

Average common shares outstanding (000)
     Basic                                                95,787         87,118
     Diluted                                              99,885         87,118


                 See notes to consolidated financial statements.

                               BEST BUY CO., INC.
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                     FOR THE THREE MONTHS ENDED MAY 30, 1998
                                   ($ in 000)
                                   (unaudited)


                                                         Additional
                                                           paid-in      Retained
                                            Common stock   capital      earnings
                                            ------------ ----------     --------
Balance, February 28, 1998                      $  4,463    $266,144    $287,139

Stock options exercised                               43       6,357

Tax benefit from stock options exercised                       8,447

Conversion of Preferred Securities, net              509     221,896

Two-for-one stock split                            5,016      (5,016)

Net earnings, three months ended
  May 30, 1998                                                            15,725
                                                --------    --------    --------

Balance, May 30, 1998                           $ 10,031    $497,828    $302,864
                                                --------    --------    --------
                                                --------    --------    --------


                 See notes to consolidated financial statements.

                               BEST BUY CO., INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   ($ in 000)
                                   (unaudited)

                                                                 Three Months Ended
                                                              ---------------------
                                                                May 30,      May 31,
                                                                 1998         1997
                                                              ---------    --------
OPERATING ACTIVITIES:
        Net earnings (loss)                                   $  15,725    $ (2,639)
        Charges to earnings not affecting cash:
            Depreciation, amortization and other                 17,604      17,095
                                                              ---------    --------
                                                                 33,329      14,456
        Changes in operating assets and liabilities:
            Receivables                                          20,139      (4,842)
            Merchandise inventories                             (40,356)     22,042
            Prepaid taxes and expenses                            4,105      (4,762)
            Accounts payable                                    (65,458)     32,552
            Other liabilities                                   (49,809)       (431)
                                                              ---------    --------
                 Total cash provided by (used in) operating
                 activities                                     (98,050)     59,015

INVESTING ACTIVITIES:
        Additions to property and equipment                     (12,084)     (6,783)
        Increase in recoverable costs from developed
            properties                                          (17,702)     (3,301)
        (Increase) decrease in other assets                      (3,580)        304
                                                              ---------    --------
                 Total cash used in investing activities        (33,366)     (9,780)

FINANCING ACTIVITIES:
        Increase (decrease) in obligations under
            financing arrangements                                6,107     (43,295)
        Long-term debt payments                                  (3,685)     (4,226)
        Common stock issued                                       6,165       3,387
                                                              ---------    --------
                 Total cash provided by (used in)
                 financing activities                             8,587     (44,134)
                                                              ---------    --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               (122,829)      5,101

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                520,127      89,808
                                                              ---------    --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $ 397,298    $ 94,909
                                                              ---------    --------
                                                              ---------    --------

Amounts in this statement are presented on a cash basis and therefore may differ from those shown in other sections of this quarterly report.

Supplemental cash flow information:

     Cash paid(received) during the period for:               $   9,443    $ 12,526
         Interest                                             $  28,891    $   (250)
         Income taxes

                 See notes to consolidated financial statements.

                               BEST BUY CO., INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION:

     The consolidated balance sheets as of May 30, 1998, and May 31, 1997, the related consolidated statements of operations and cash flows for the three months ended May 30, 1998, and May 31, 1997, and the consolidated statement of changes in shareholders' equity for the three months ended May 30, 1998, are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included and were normal and recurring in nature. Interim results are not necessarily indicative of results for a full year. These interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's Annual Report to Shareholders for the fiscal year ended February 28, 1998.

2.   RECLASSIFICATION:

     Certain prior year amounts have been reclassified to conform to current year presentation.

3.   INCOME TAXES:

     Income taxes are provided on an interim basis based upon management's estimate of the annual effective tax rate.

4.   EARNINGS PER SHARE:

     The Company applies the requirements of Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings per Share." Prior year earnings (loss) per share have been restated as necessary. This restatement did not have an impact on earnings (loss) per share. Following is a reconciliation of the numerators and denominators of basic and diluted earnings (loss) per share.

                                                                Three Months Ended
                                                                ------------------
                                                            May 30, 1998   May 31, 1997
                                                            ------------   ------------
Numerator:
Net earnings (loss) (000)                                     $  15,725    $ (2,639)
                                                              ---------    --------
                                                              ---------    --------

Denominator:
Average common shares outstanding (000)                          95,787      87,118
Effect of dilutive securities:
   Employee stock options                                         4,098           -
                                                              ---------    --------
Average common shares outstanding assuming dilution              99,885      87,118
                                                              ---------    --------
                                                              ---------    --------

Basic earnings (loss) per share                               $     .16    $   (.03)
Diluted earnings (loss) per share                             $     .16    $   (.03)

     In May 1998, the Company effected a two-for-one stock split in the form of a stock dividend. All common share and per share information has been adjusted to reflect the two-for-one stock split.

5.   CONVERTIBLE PREFERRED SECURITIES OF SUBSIDIARY:

     In April 1998, over 99% of the Company's 6.5% Convertible Monthly Income Preferred Securities were converted into approximately 10.2 million post-split shares of common stock, increasing shareholders' equity by over $222 million net of $6.8 million in deferred offering costs. The conversion reduces the Company's annual interest expense by approximately $15 million.

6.   CREDIT FACILITY:

     In May 1998, the Company entered into a new, unsecured $220 million revolving credit facility, replacing the $365 million facility which was scheduled to mature in June 1998. The new facility matures in June 2000.

                               BEST BUY CO., INC.



Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

The Company had net earnings of $15.7 million, or $.16 per share, on a diluted basis, for the first quarter of fiscal 1999 ended May 30, 1998. In the first quarter of fiscal 1998, ended May 31, 1997, the Company had a net loss of $2.6 million, or $.03 per share. Per share amounts reflect a two-for-one stock split on May 26, 1998. The significant improvement in results was due to higher sales volumes, a higher gross margin rate and lower interest expense. Somewhat reducing the impact of these gains was an increase in selling, general and administrative expenses as compared to last year's first quarter.

Revenues for the first quarter were $1.94 billion, an increase of 21% over the $1.61 billion reported in the first quarter last year. The increase was driven by a comparable store sales increase of 15% compared to an 8% comparable store sales decrease in the first quarter last year. Comparable store sales gains were experienced in all product categories as a strong economy continued to drive consumer spending. Sales were also impacted by the Company's progress in improving inventory management leading to better merchandise in-stock positions, as well as better execution in the retail stores. The Company's "high touch" area in the store, which was introduced in the third quarter of last year to provide consumers with a greater level of product assistance and explanation, continues to produce significant comparable store sales gains in cellular phones, digital satellite systems and digital cameras. Comparable store sales gains in Consumer Electronics, Appliances and Entertainment Software were particularly strong throughout the quarter. Sales in the Home Office category, which includes personal computers, were strong early in the quarter and then softened as consumers awaited the introduction of Windows-Registered Trademark- 98 software in June and supplies of lower price point products were limited. Although the average selling price of personal computers was approximately 15% lower than the first quarter of last year, the decline was offset by an increase in the number of units sold. Management expects that comparable store sales gains will not be as strong in the remainder of the year due to more difficult comparisons with the prior year.

The Company operated 289 stores as of May 30, 1998, an increase of fifteen stores as compared to May 31, 1997, contributing to the increase in sales versus last year's first quarter. During the quarter, the Company opened five of twenty-five new stores planned for fiscal 1999. New stores opened in the quarter included two stores in Miami, FL; one store each in Los Angeles, CA and Philadelphia, PA; and entry into Knoxville, TN. The remaining twenty stores are scheduled to open in the third fiscal quarter.

Retail store sales mix by major product category for the first quarter of the current and prior fiscal year was as follows:

                                Quarter Ended
                         ---------------------------
                         May 30, 1998     May 31, 1997
                         ------------     ------------
Home Office                    37%            40%
Consumer Electronics
         Audio                 11%            11%
         Video                 15%            14%
Entertainment Software         19%            19%
Appliances                      9%             9%
Other                           9%             7%
                              ---             ---
     Total                    100%           100%
                              ---            ---
                              ---            ---

Gross profit margin for the first quarter improved from 15.4% of sales to 18.2%, as a more profitable sales mix and better margins within product categories led to the significant increase. The Company's more profitable sales mix was the result of a shift away from the Home Office category to higher margin categories. An increase in the contribution of performance service plans (PSPs) from 2.9% of sales to 3.7% was one of the factors in the more profitable sales mix. The increase in sales of PSPs and other higher margin products was due, in part, to improved execution of selling strategies in the retail stores. Improved inventory management has resulted in a higher margin assortment of products within categories. Better management of model transitions has also led to lower levels of close-out inventory and exposure to inventory markdowns. A reduction in inventory shrink resulting from better execution at the retail stores also contributed to the year over year improvement in gross profit margin. Management believes there is opportunity to further improve gross margin rates; however, changes in sales mix due to seasonal factors, the impact of new product introductions in the Home Office category, and the level of promotional activity in the marketplace, will affect overall gross profit margins. The margin rate realized in the first quarter may not be indicative of the rate to be achieved for the year as a whole.

Selling, general and administrative expenses (S,G & A) increased to 16.8% of sales in the quarter, compared to 15.1% in the first quarter last year. The increase was due primarily to two factors. The first factor was an increase in employee compensation in the retail stores due to higher rates of base compensation resulting from competition for labor and hiring higher caliber staff in areas such as the "high touch" sales area. The "high touch" area staffing increases were implemented in the second half of last year. Increased performance based pay as well as an increase in the number of managers in training to support increased expansion plans also contributed to increased labor costs. The Company believes that the change in its operating model to invest in higher levels of higher quality labor in the stores has been a significant factor leading to the increased rates of gross profit margin.

Higher levels of spending on outside services supporting the Company's strategic initiatives and information systems development was the other most significant factor in the increased S,G & A. The use of outside consulting firms to assist the Company in improving inventory management and employee development and training are expenses that were incurred in the first quarter of the current year that were not significant components of S,G & A in the first quarter of last year. The Company's use of an outside firm to assist in addressing Year 2000 systems issues also impacted spending in the quarter as compared to the prior year. Development of other business initiatives such as "configure to order" sales of personal computers and other projects also resulted in higher spending in the quarter. Many of these expenses are expected to continue through the fiscal year. However, they are not expected to recur to the same extent next year as the Company expects that the use of outside consultants to assist with strategic initiatives will be reduced and the Year 2000 issues are expected to be largely addressed by the end of the first quarter of next year. Management expects that the S,G & A ratio will be lower during the traditionally higher volume second half of the year and that the year over year increases in the ratio will be less.

Net interest expense in the first quarter was $2.5 million, a decrease of $7 million compared to the first quarter last year. The decrease was primarily due to interest earned on higher cash balances resulting from faster inventory turns and higher sales volumes. In addition, the conversion of the Company's convertible preferred securities into equity in the first quarter reduced interest expense by approximately $2.5 million as compared to last year's first quarter.

The Company's effective income tax rate for the quarter was 38.5% compared to 39.0% in the first quarter last year and was impacted by levels of tax exempt interest income resulting from the higher cash balances.

FINANCIAL CONDITION

Working capital at May 30, 1998 was $707 million compared to $572 million at May 31, 1997. Cash and cash equivalents increased by $302 million as a result of improved inventory management and earnings of over $110 million in the past twelve months. Merchandise inventories were $9 million less than May 31, 1997, despite the addition of fifteen new stores and the higher sales volumes. The Company's net investment in inventory, inventory net of trade related payables, was $398 million at May 30, 1998 compared to $505 million at May 31,1997. Refundable and deferred income taxes decreased as a result of changes in the Company's net tax position and the continued reduction of deferred taxes related to deferred revenues from the self insured service plans. Accruals for payroll related liabilities increased as compared to last year as a result of the increased levels of compensation. Accrued liabilities increased as a result of the outside services and generally higher levels of business activity.

Capital spending in the first quarter was $12.1 million compared to $6.8 million in the first quarter of last year, reflecting the increased number of store openings planned for fiscal 1999. Recoverable costs from developed properties were $31 million less than at the end of the first quarter last year as essentially all of the Company's owned real estate was sold by the end of fiscal 1998, offset in part by current year property development. The Company is constructing a new distribution center in Dinuba, CA, which will replace a leased facility in Ontario, CA. The costs of development of the real estate for this facility will be classified as recoverable costs from developed properties and the facility is expected to open in March 1999. In addition to the opening of new stores and development of the distribution center, the Company intends to make significant investments in new systems and technology in the current year to support business requirements. Management expects that total capital spending for the year will be approximately $140 million, exclusive of recoverable costs.

In the first quarter of fiscal 1999, the Company notified holders of the Company's convertible preferred securities that the conversion rights would expire on April 24,1998. As of that date, over 99% of the securities were converted into approximately 10.2 million shares of common stock. This conversion increased shareholders' equity by over $222 million, net of the remaining $6.8 million in deferred issuance costs. The conversion reduces interest expense by approximately $15 million annually. The remaining outstanding preferred securities were redeemed in June for cash of $671,000.

In May 1998, the Company entered into a new, unsecured $220 million revolving credit facility, replacing the $365 million facility that was scheduled to mature in June 1998. The Company was able to reduce the size of the facility due to improved operating performance and better inventory management. The new facility is scheduled to mature on June 30, 2000 and will automatically be extended for one year if certain conditions are met. Management believes that funds from operations, credit from normal vendor terms and the Company's new credit facility will be sufficient to support the Company's operations and planned expansion for the next year.

SAFE HARBOR PROVISIONS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

On May 15, 1998, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission which contains cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward looking statements made by the Company herein.

                               BEST BUY CO., INC.


                           Part II - Other Information


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K:

     a.  Exhibits:                                           Method of Filing
                                                             ----------------
         10.1      Credit Agreement dated May 22, 1998        Filed herewith

         27.1      Financial Data Schedule                    Filed herewith


     b. Reports on Form 8-K:

         Notice of MIPS Conversion Rights Expiration filed March 10, 1998

         Two-for-one Stock Split filed April 28, 1998

         Appointment of Two New Members of the Board of
         Directors filed April 30, 1998

         Safe Harbor Provisions filed May 15, 1998

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       BEST BUY CO., INC.
                                       (Registrant)




Date: July 6, 1998                      By: /s/  ALLEN U. LENZMEIER
                                           ------------------------------------
                                           Allen U. Lenzmeier, Executive Vice
                                           President & Chief Financial Officer
                                           (principal financial officer)





                                        By: /s/ ROBERT C. FOX
                                           ------------------------------------
                                           Robert C. Fox, Senior Vice
                                           President- Finance & Treasurer
                                           (principal accounting officer)