Form 10-Q
period 1998-08-29
BEST BUY CO INC
filed 1998-10-09
CIK 764478

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                 FORM 10-Q

(Mark One)
 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934
For the quarterly period ended August 29, 1998

                                    OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________


Commission File Number:  1-9595


                             BEST BUY CO., INC.
           (Exact Name of Registrant as Specified in its Charter)

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

At August 29, 1998, there were 100,770,000 shares of common stock, $.10 par value, outstanding.

                             BEST BUY CO., INC.

               FORM 10-Q FOR THE QUARTER ENDED AUGUST 29, 1998


                                  INDEX

                                                                                  Page
                                                                                  ----
Part I.              Financial Information

                     Item 1.   Consolidated Financial Statements:

                 a)  Consolidated balance sheets as of                            3-4
                     August 29,1998, February 28, 1998 and
                     August 30, 1997

                 b)  Consolidated statements of earnings                          5
                     for the three and six months ended
                     August 29, 1998 and August 30, 1997

                 c)  Consolidated statement of changes in                         6
                     shareholders' equity for the six months
                     ended August 29, 1998

                 d)  Consolidated statements of cash flows                        7
                     for the six months ended August 29, 1998
                     and August 30, 1997

                 e)  Notes to consolidated financial statements                   8-9

                     Item 2.  Management's Discussion and Analysis of             10-13
                              Financial Condition and Results of Operations


Part II.             Other Information

                     Item 4.  Submission of matters to a vote of Security         14-15
                              Holders

                     Item 6.  Exhibits and Reports on Form 8-K                    16

Signatures                                                                        17

                       Part I - Financial Information

                  ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                             BEST BUY CO., INC.

                         CONSOLIDATED BALANCE SHEETS

                                   ASSETS

                    ($ in 000, except per share amounts)

                                                    August 29,         February 28,         August 30,
                                                      1998                 1998                1997
                                                   (Unaudited)                             (Unaudited)
                                                   -----------         ------------        -----------
CURRENT ASSETS:
     Cash and cash equivalents                     $  491,632          $  520,127          $  101,353
     Receivables                                      140,714              95,702             114,354
     Recoverable costs from developed
       properties                                      48,045               8,215              47,205
     Merchandise inventories                        1,167,966           1,060,788           1,188,361
     Refundable and deferred income taxes              13,703              16,650              25,753
     Prepaid expenses                                   8,780               8,795              16,975
                                                   ----------          ----------          ----------
               Total current assets                 1,870,840           1,710,277           1,494,001


PROPERTY AND EQUIPMENT, at cost:
     Land and buildings                                21,212              19,977              18,063
     Leasehold improvements                           162,680             160,202             153,415
     Furniture, fixtures, and equipment               395,360             372,314             346,396
     Property under capital leases                     29,079              29,079              29,079
                                                   ----------          ----------          ----------
                                                      608,331             581,572             546,953
     Less accumulated depreciation and
       amortization                                   280,137             248,648             222,725
                                                   ----------          ----------          ----------
               Net property and equipment             328,194             332,924             324,228

OTHER ASSETS                                            9,899              13,145              15,023
                                                   ----------          ----------          ----------

TOTAL ASSETS                                       $2,208,933          $2,056,346          $1,833,252
                                                   ----------          ----------          ----------
                                                   ----------          ----------          ----------

                 See notes to consolidated financial statements.

                               BEST BUY CO., INC.

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                      ($ in 000, except per share amounts)

                                                           August 29,         February 28,         August 30,
                                                             1998                 1998                1997
                                                          (Unaudited)                             (Unaudited)
                                                          -----------         ------------        -----------
CURRENT LIABILITIES:
        Accounts payable                                  $  799,280          $  727,087          $  630,763
        Obligations under financing arrangements              60,836              35,565              63,407
        Accrued salaries and related expenses                 48,403              48,772              35,963
        Accrued liabilities                                  178,504             188,352             143,597
        Deferred service plan revenue                         12,468              18,975              22,332
        Current portion of long-term debt                    182,078              14,925              16,866
                                                          ----------          ----------          ----------
                  Total current liabilities                1,281,569           1,033,676             912,928

DEFERRED INCOME TAXES                                          6,914               7,095               3,578

DEFERRED REVENUE AND OTHER LIABILITIES                        19,750              17,578              22,085

LONG-TERM DEBT                                                35,295             210,397             217,820

CONVERTIBLE PREFERRED SECURITIES OF SUBSIDIARY
                                                                   -             229,854             230,000

SHAREHOLDERS' EQUITY:
        Preferred stock, $1.00 par value:
           Authorized - 400,000 shares;
           Issued and outstanding - none
        Common stock, $.10 par value:
           Authorized - 400,000,000 shares;
           Issued and outstanding - 100,770,000,
           89,252,000, and 87,626,000 shares,
           respectively                                       10,077               4,463               4,381
        Additional paid-in capital                           508,329             266,144             245,765
        Retained earnings                                    346,999             287,139             196,695
                                                          ----------          ----------          ----------
                  Total shareholders' equity                 865,405             557,746             446,841
                                                          ----------          ----------          ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $2,208,933          $2,056,346          $1,833,252
                                                          ----------          ----------          ----------
                                                          ----------          ----------          ----------

                 See notes to consolidated financial statements.

                             BEST BUY CO., INC.

                     CONSOLIDATED STATEMENTS OF EARNINGS

                    ($ in 000, except per share amounts)

                                 (Unaudited)

                                                    Three Months Ended                    Six Months Ended
                                             ------------------------------       ------------------------------
                                             August 29,          August 30,       August 29,          August 30,
                                                1998                1997             1998                1997
                                             ----------          ----------       ----------          ----------
Revenues                                     $2,182,124          $1,793,204       $4,125,788          $3,399,755
Cost of goods sold                            1,771,775           1,504,296        3,361,220           2,862,964
                                             ----------          ----------       ----------          ----------
Gross profit                                    410,349             288,908          764,568             536,791

Selling, general and administrative
     expenses                                   337,554             268,982          663,708             511,649
                                             ----------          ----------       ----------          ----------
Operating income                                 72,795              19,926          100,860              25,142
Interest expense, net                             1,010               9,030            3,505              18,570
                                             ----------          ----------       ----------          ----------


Earnings before income taxes                     71,785              10,896           97,355               6,572
Income taxes                                     27,650               4,248           37,495               2,563
                                             ----------          ----------       ----------          ----------

Net earnings                                 $   44,135          $    6,648       $   59,860          $    4,009
                                             ----------          ----------       ----------          ----------
                                             ----------          ----------       ----------          ----------
Net earnings per share
     Basic                                   $      .44          $      .08       $      .61          $      .05
     Diluted                                 $      .42          $      .07       $      .58          $      .05

Weighted number of shares (000)
     Basic                                      100,493              87,617           98,136              87,368
     Diluted                                    104,901              88,717          104,485              88,239

                 See notes to consolidated financial statements.

                             BEST BUY CO., INC.

          CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                  FOR THE SIX MONTHS ENDED AUGUST 29, 1998

                                 ($ in 000)

                                 (Unaudited)

                                                                             Additional
                                                            Common            paid-in              Retained
                                                             stock            capital              earnings
                                                           --------          ----------            --------
   Balance, February 28, 1998                              $  4,463           $266,144             $287,139

   Conversion of preferred securities, net                      509            221,896

   Stock options exercised                                       89             10,469

   Tax benefit from stock options
       exercised                                                                14,836

   Two-for-one stock split                                    5,016             (5,016)

   Net earnings, six months ended
       August 29, 1998                                                                               59,860
                                                           --------           --------             --------

   Balance, August 29, 1998                                $ 10,077           $508,329             $346,999
                                                           --------           --------             --------
                                                           --------           --------             --------

                 See notes to consolidated financial statements.

                              BEST BUY CO., INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  ($ in 000)

                                  (Unaudited)

                                                                                                  Six Months Ended
                                                                                          ------------------------------
                                                                                          August 29,          August 30,
                                                                                             1998                1997
                                                                                          ----------          ----------
OPERATING ACTIVITIES:
        Net earnings                                                                      $  59,860           $   4,009
        Charges to earnings not affecting cash:
            Depreciation, amortization and other                                             36,322              35,341
                                                                                          ---------           ---------
                                                                                             96,182              39,350
        Changes in operating assets and liabilities:
            Receivables                                                                     (45,012)            (34,773)
            Merchandise inventories                                                        (107,178)            (56,302)
            Refundable income taxes and prepaid expenses                                     11,409             (11,589)
            Accounts payable                                                                 72,193             142,961
            Other current liabilities                                                       (10,217)             23,285
            Deferred revenue and other liabilities                                            1,872              (8,394)
                                                                                          ---------           ---------
                 Total cash provided by operating
                 activities                                                                  19,249              94,538

INVESTING ACTIVITIES:
        Additions to property and equipment                                                 (31,124)            (27,936)
        (Increase) Decrease in recoverable costs from developed
            properties                                                                      (39,830)              6,280
        (Increase) Decrease in other assets                                                  (3,531)              2,616
                                                                                          ---------           ---------
                 Total cash used in investing activities                                    (74,485)            (19,040)


FINANCING ACTIVITIES:
        Increase (Decrease) in obligations under
            financing arrangements                                                           25,271             (64,103)
        Long-term debt borrowings                                                                 -              10,000
        Long-term debt payments                                                              (8,620)            (13,330)
        Common stock issued                                                                  10,090               3,480
                                                                                          ---------           ---------
                 Total cash provided by (used in)
                 financing activities                                                        26,741             (63,953)
                                                                                          ---------           ---------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                            (28,495)             11,545

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                            520,127              89,808
                                                                                          ---------           ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                $ 491,632           $ 101,353
                                                                                          ---------           ---------
                                                                                          ---------           ---------


Amounts in this statement are presented on a cash basis and therefore may differ from those shown in other sections of this quarterly report.

Supplemental cash flow information:
        Cash paid during the period for:
            Interest                                                                      $  12,247           $  19,088
            Income taxes                                                                  $  33,952           $   1,469


                 See notes to consolidated financial statements.

                               BEST BUY CO., INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION:

         The consolidated balance sheets as of August 29, 1998, and August 30, 1997, the related consolidated statements of earnings for the three and six months ended August 29, 1998 and August 30, 1997, the consolidated statements of cash flows for the six months ended August 29, 1998 and August 30, 1997 and the consolidated statement of changes in shareholders' equity for the six months ended August 29, 1998, are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included and were normal and recurring in nature. Interim results are not necessarily indicative of results for a full year. These interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's Annual Report to Shareholders for the fiscal year ended February 28, 1998. The February 28, 1998 consolidated balance sheet is derived from the audited financial statements. Certain prior year amounts have been reclassified to conform to current year presentation.


2.       INCOME TAXES:

         Income taxes are provided on an interim basis based upon management's estimate of the annual effective tax rate.


3.       EARNINGS PER SHARE:

         The Company applies the requirements of Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings per Share." Prior year earnings per share have been restated as necessary. This restatement did not have an impact on earnings per share. The following is a reconciliation of the numerators and denominators of basic and diluted earnings per share.


                                                           Three Months Ended                     Six Months Ended
                                                  ------------------------------------- --------------------------------------
                                                     August 29,         August 30,         August 29,          August 30,
                                                        1998               1997               1998                1997
                                                        ----               ----               ----                ----
            Numerator:
            Net earnings (000)                          $44,135             $6,648            $59,860             $4,009
                                                        -------             ------            -------             ------
                                                        -------             ------            -------             ------

            Denominator:
            Average common shares outstanding
            (000)                                       100,493             87,617             98,136             87,368
            Effect of dilutive securities:
                 Employee stock options                   4,408              1,100              6,349                871
                                                      ---------            -------          ---------           --------
            Average common shares outstanding
            assuming dilution                           104,901             88,717            104,485             88,239
                                                        -------             ------            -------             ------
                                                        -------             ------            -------             ------

            Basic earnings per share                $       .44           $    .08         $      .61           $    .05
            Diluted earnings per share              $       .42           $    .07         $      .58           $    .05


         In May 1998, the Company effected a two-for-one stock split in the form of a stock dividend. All common share and per share information reflects the two-for-one stock split.

4.   CONVERTIBLE PREFERRED SECURITIES OF SUBSIDIARY:

     In April 1998, over 99% of the Company's 6.5% Convertible Monthly Income Preferred Securities were converted into approximately 10.2 million post-split shares of common stock, increasing shareholders' equity by over $222 million net of $6.8 million in deferred offering costs. The remaining outstanding preferred securities were redeemed for cash of $50 per security in June 1998 at a cost of $671,000. The conversion and redemption reduce the Company's annual interest expense by approximately $15 million.


5.   CREDIT FACILITY:

     In May 1998, the Company entered into a new, unsecured $220 million revolving credit facility, replacing the $365 million facility which was scheduled to mature in June 1998. The new facility matures in June 2000.


6.   SENIOR SUBORDINATED NOTES:

     In August 1998, the Company announced the authorized early redemption of the Company's $150 million, 8-5/8% Senior Subordinated Notes due 2000. The Notes were redeemed on October 5, 1998 at 102.5% of their par value and are reflected as a current liability in the August 29, 1998 balance sheet.


7.   PRE-OPENING COSTS:

     During the first quarter of fiscal 1999, the Company adopted Statement of Position (SOP) 98-5, "Reporting on the Cost of Start-Up Activities." The SOP requires the cost of start-up activities, including store opening costs, to be expensed in the period incurred. The Company historically deferred and amortized those costs over interim periods in the year the store opened. The impact of the adoption was not material through the six months ended August 29, 1998. However, selling, general and administrative expenses in the third quarter of fiscal year 1999 will be impacted by estimated pre-opening costs of $6 million associated with 23 new store openings as compared to $1.2 million that was amortized in the third quarter of last year. In the fourth quarter of fiscal 1999, no pre-opening costs are expected compared to $1.4 million that was amortized in the fourth quarter last year.

                               BEST BUY CO., INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net earnings for the second quarter of fiscal 1999 were a record $44,135,000, or $.42 per share on a diluted basis, compared to net earnings of $6,648,000, or $.07 per share, in the comparable period last year. For the first six months of the current fiscal year net earnings were a record $59,860,000, or $.58 per share on a diluted basis, compared to $4,009,000, or $.05 per share, for the same period last year. Significant comparable store sales gains, a continued increase in gross profit margins and lower interest expense were the main factors contributing to the record results. Partially offsetting these improvements was an increase in selling, general and administrative expenses as compared to last year.

Revenues in the second quarter increased 22% to $2.182 billion compared to $1.793 billion in the second quarter last year. Revenues in the first six months increased 21% to $4.126 billion compared to $3.400 billion last year. The revenue increase was driven by a comparable store sales increase of 17.9% for the quarter and 16.7% for the year-to-date. Market share gains and the strength of consumer spending during the period were the primary reasons for the strong comparable store sales increases. All major markets and all major product categories experienced double digit comparable sales gains in the second quarter. Better product assortments and in-stock levels resulting from improved inventory management, as well as more effective advertising, also contributed to the comparable store sales gains. Sales of consumer electronics and entertainment software products were particularly strong. Sales of digital products continued to experience sales increases of more than 100% following the introduction of the Company's "high touch" area in the third quarter of fiscal 1998 to provide higher levels of product assistance. In the home office category, unit volumes of personal computers increased significantly as compared to last year and more than offset a 15% year-over-year decline in average selling price.

The Company operated 289 stores as of August 29, 1998 compared to 280 one year ago, contributing to the increase in sales for the second quarter and the first six months. The Company plans to open 23 stores during the third fiscal quarter bringing the new store total for fiscal 1999 to 28 and the total store count by fiscal year end to 312.

Retail store sales mix by major product category for the three-month and six-month periods was as follows:


                                               Three Months Ended                              Six Months Ended
                                               ------------------                              ----------------
                                         8/29/98                8/30/97                 8/29/98                8/30/97
                                         -------                -------                 -------                -------
Home Office                                36%                    38%                     36%                    39%
Consumer Electronics
         Audio                             11                     11                      11                     11
         Video                             15                     15                      15                     15
Entertainment Software                     18                     17                      19                     18
Appliances                                 11                     12                      10                     10
Other                                       9                      7                       9                      7
                                          ---                    ---                     ---                    ---
         Total                            100%                   100%                    100%                   100%
                                          ---                    ---                     ---                    ---
                                          ---                    ---                     ---                    ---


Gross profit margins increased to 18.8% and 18.5% of sales for the three- and six-month periods, respectively, this year compared to 16.1% and 15.8% for the same periods last year. Improved inventory management and more effective advertising resulted in better margins within product categories, combined with a higher-margin sales mix, to produce much of the gross profit margin gains. Improvements were particularly strong in consumer electronics and major appliances. The increase in sales of Performance Service Plans (PSPs) to 3.9% of sales for the quarter and 3.8% for the six-month period of fiscal 1999 from 2.9% of sales in the comparable periods last year was also a significant factor in the higher margin sales mix. Another factor contributing to the gross profit margin improvement was a reduction in inventory shrink resulting from better execution at the retail stores. Management expects gross profit margins will continue to exceed prior year levels in the second half of this year, however an expected traditional seasonal change in gross profit margins will result in a lower gross profit margin in the second half of the year as compared to the first half. This change is due, in part, to a product sales mix shift, which includes more personal computers, and less appliances and mobile electronics. In addition, promotional activity typically increases during the holiday season and during store grand opening events. The percentage of higher margin PSP sales in the mix declines during the month of December, also impacting gross profit margins in the second half of the year.

Selling, general and administrative (SG&A) expenses were 15.5% and 16.1% of sales for the three- and six-month periods this year compared to 15.0% for last year's comparable periods. The increase in SG&A compared to last year was primarily due to higher levels of compensation at the retail stores related to staffing the Company's "high touch" sales area and higher labor rates due to market conditions. The increased investment in store labor has contributed to improved customer service, generating higher sales and gross profit margins. Outside services expenses increased due to the Company's continued programs to improve operating performance, expand business initiatives and address Year 2000 systems issues. The spending on outside services has resulted in improved inventory management, better trained employees and more efficient operations at the retail stores. In addition, the Company invested in developing a configure to order sales process which was introduced in the stores in September. The benefit of the increased investment in SG&A is evidenced by the improvement in operating income which was 3.3% of sales in the second quarter this year compared to 1.1% in last year's second quarter.

Net interest expense was only $1 million in the second quarter and $3.5 million for the year-to-date, down $8 million and $15.1 million compared to the same periods last year. The decrease was primarily due to interest earned on higher cash balances resulting from faster inventory turns and higher sales volumes. In addition, the conversion of the Company's convertible preferred securities into equity in the first quarter reduced interest expense by approximately $3.7 million for the three-month period and $6.2 million for the six months ended August 29, 1998 compared to last year.

The Company's effective income tax rate for the quarter and first six months of the current fiscal year was 38.5% compared to 39.0% for the same periods last year. The slight decline in the tax rate was due to the levels of tax exempt interest income earned on higher cash balances.

FINANCIAL CONDITION

Working capital of $589 million at August 29, 1998 was essentially unchanged from a year ago. However, working capital improved by $158 million if adjusted for the reclassification of $150 million senior subordinated notes from long-term to a current liability based on the early redemption date of October 5, 1998 (see Note 6 in the notes to Consolidated Financial Statements). Cash and cash equivalents increased by $390 million as a result of improved inventory management and net earnings in the past twelve months. Merchandise inventories were $20 million less than August 30, 1997 even with the operation of nine additional stores. The Company's net investment in inventory, inventory net of trade related payables, was $308 million at August 29, 1998 compared to $494 million at August 30, 1997. Receivables increased by $26 million due to increases in trade receivables resulting from the higher business volumes. Other current assets declined due to a decrease in refundable and deferred income taxes as a result of changes in the Company's net tax position and the continued reduction of deferred taxes related to deferred revenues from the self insured extended service plans. Accruals for payroll related liabilities increased as compared to last year at the end of the quarter as a result of higher levels of compensation. Accrued liabilities increased as a result of outside services fees and the generally higher levels of business activity and increased income taxes payable due to the significant increase in earnings as compared to last year.

Capital spending in the first six months of fiscal 1998 was $31 million compared to $28 million for the same period last year. In addition to opening 28 stores in fiscal 1999, the Company expects to begin development on the approximately 40 stores expected to be opened in fiscal year 2000. The Company also intends to make significant investments in new systems and technology in the current year to support business requirements. The Company is constructing a new distribution center in Dinuba, CA, which will replace a leased facility in Ontario, CA. Management expects that total capital spending for the year will be approximately $150 million, exclusive of recoverable costs from developed properties.

In the first quarter of fiscal 1999, over 99% of the Company's convertible preferred securities were converted into common stock by April 24,1998, the conversion expiration date, resulting in the issuance of approximately 10.2 million common shares. The remaining outstanding preferred securities were redeemed in June 1998 for cash of $671,000. This conversion increased shareholders' equity by over $222 million, net of the remaining $6.8 million in deferred issuance costs. The conversion and redemption will reduce interest expense by approximately $15 million annually.

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

In August 1998, the Company announced the early redemption of the Company's $150 million 8 5/8% Senior Subordinated Notes Due 2000 (Notes). The Notes were redeemed at 102.5% of par on October 5, 1998. The premium on the early redemption will reduce earnings per share by two cents in the Company's third fiscal quarter, however, the redemption is expected to generate net interest savings totaling approximately $10 million over the original remaining two years of the Notes.

YEAR 2000 READINESS

The Company understands the material nature of the business issues surrounding computer processing of dates into and beyond the year 2000. Any computer program or computer chip controlled device could harbor a year 2000 processing issue (a "Y2K issue"). Typically, Y2K issues arise from systems or software processing only 2 digits representing a date. The century digits, if not present ("19" for years 1900-1999, or "20" for years beginning in 2000), usually lead to false results from computer controlled systems and are the most pervasive issue.

The Company recognizes that these issues exist within its computer programs and computer chip controlled devices and is taking corrective action. The Company's actions to address Y2K issues began with the selection of a nationally recognized experienced computer hardware and consulting firm to assist in both identifying and resolving these issues. The Company developed specific and detailed plans to correct Y2K issues and, to date, has made significant progress as follows.

The majority of the Company's business processing applications operate on mainframe computer systems. Over 5 million lines of computer programming were scanned and analyzed to identify Y2K issues in these systems. In the past year, corrective programming logic to replace existing computer code for these Y2K issues has been installed and this effort is approximately 90% complete. Testing of the corrected logic is taking place as changes are made. This portion of the Company's plan is scheduled to be complete in early calendar 1999 at a total cost of approximately $10 million in outside professional fees, of which the majority has been or will be expensed in the current year. In addition, the Company is dedicating a staff of internal resources to address Y2K issues.

The Company is also replacing or installing certain computer hardware and software which will address new business applications as well as Y2K issues. The timing of some of these projects has been accelerated to meet Year 2000 compliance. The Company expects to fund both the capital and expensed elements of resolving Y2K issues through funds generated from operations.

In addition to the mainframe system Y2K issues, the Company has recently begun efforts to identify and address non-mainframe computer systems and other potential Y2K issues. These issues include the Company's communication systems and operating systems at and between the Company's operating locations and support facilities. The Company is also corresponding with its business partners and service providers to assess their ability to support the Company's operations with respect to their individual Y2K issues. These issues include data exchange with the Company as well as their production and shipping processes. The issues that are identified as part of this process will be prioritized in order of significance to the Company's operations and corrective action taken as appropriate.

The Company generally believes that its vendors who supply products to the Company for resale are responsible for Y2K functionality of those products. However, should product failures occur, the Company may be required to address the administrative aspects of those failures such as handling product returns or repairs.

Following the completion of the assessment of the remaining Y2K issues, the Company will determine the likelihood of successfully addressing the issues on a timely basis. While the Company believes that it is pursuing the appropriate courses of action to ensure Year 2000 readiness, there can be no absolute assurance that the objective will be achieved either internally or as it relates to business partners. For the Y2K issues which, if not timely resolved, could have a significant impact on the Company's operations, the Company intends to develop contingency plans. Those plans will be designed to minimize the impact of failure to achieve Year 2000 compliance. Those contingency plans are expected to be reasonably developed in early calendar 1999.

SAFE HARBOR PROVISIONS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (THE "1995 ACT")

The Company filed a Current Report on Form 8-K on May 15, 1998, with the Securities and Exchange Commission. The Report contains cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward looking statements made by the Company herein. Forward looking statements made in this Quarterly Report on Form 10-Q, in particular as they relate to the Company's Year 2000 readiness, are made subject to the safe harbor provisions 1995 Act.

                               BEST BUY CO., INC.

                           Part II - Other Information

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

a) The Regular Meeting of the Shareholders of the Company was held June 25, 1998. All share numbers presented are on a post-split basis. The following individuals were elected at the meeting as Class 1 Directors of the Company to serve until the 2000 Regular Meeting of Shareholders. Shares voted were as follows:


          Bradbury H. Anderson

                         Shares For                                                                    88,957,240
                         Shares Withheld                                                                  989,564

          Yvonne R. Jackson

                         Shares For                                                                    88,900,958
                         Shares Withheld                                                                1,045,846

          Frank D. Trestman

                         Shares For                                                                    88,953,570
                         Shares Withheld                                                                  993,234

          James C. Wetherbe

                         Shares For                                                                    78,151,086
                         Shares Withheld                                                               11,795,178

          Shareholders ratified the appointment of the following individual as a Class 2 Director of the Company to serve until the 1999 Regular
          Meeting of Shareholders. Shares voted were as follows:

          Hatim A. Tyabji

                         Shares For                                                                    89,495,094
                         Shares Against                                                                   179,132
                         Shares Abstaining                                                                272,578

          Other matters voted on and the results of voting were as follows:

          Shareholders ratified the appointment of Ernst & Young, LLP, as the Company's independent auditor for the fiscal year beginning March 1, 1998, with shares voted as follows:

                         Shares For                                                                    89,827,964
                         Shares Against                                                                    53,004
                         Shares Abstaining                                                                 65,836

          Shareholders approved an amendment to the Company's 1997 Employee
          Non-Qualified Stock Option Plan, increasing the number of shares subject to the plan to 20,000,000, with shares voted as follows:

                         Shares For                                                                    53,405,730
                         Shares Against                                                                25,341,796
                         Shares Abstaining                                                                155,370



          Shareholders approved an amendment to the Company's bonus compensation program for senior officers, increasing the maximum amount of annual compensation under the program to $5 million per person, with shares voted as follows:

                         Shares For                                                                    86,481,372
                         Shares Against                                                                 3,322,696
                         Shares Abstaining                                                                142,736

          Shareholders approved an amendment of the Company's Articles of Incorporation increasing the number of authorized shares of Common
          Stock to 400 million shares, with shares voted as follows:

                         Shares For                                                                    56,995,008
                         Shares Against                                                                32,852,862
                         Shares Abstaining                                                                 98,934


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K:

          a.     Exhibits:                                     Method of Filing
                                                               ----------------

                 27.1  Financial Data Schedule                 Filed herewith


          b.     Reports on Form 8-K:

                      Early redemption of Senior Subordinated Notes filed on August 17, 1998

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  BEST BUY CO., INC.
                                  (Registrant)




Date: October 9, 1998             By: /s/  ALLEN U. LENZMEIER
                                      -------------------------------------
                                      Allen U. Lenzmeier, Executive Vice
                                      President & Chief Financial Officer
                                      (principal financial officer)





                                  By: /s/  ROBERT C. FOX
                                      -------------------------------------
                                      Robert C. Fox, Senior Vice President-
                                      Finance & Treasurer (principal
                                      accounting officer)