Form 10-Q
period 1998-11-28
BEST BUY CO INC
filed 1999-01-12
CIK 764478

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934
For the quarterly period ended November 28, 1998

                                      OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934
For the transition period from________ to___________

Commission File Number:  1-9595

                               BEST BUY CO., INC.
             (Exact Name of Registrant as Specified in its Charter)

              Minnesota                               41-0907483
       (State of Incorporation)              (IRS Employer Identification
                                                         Number)

        7075 Flying Cloud Drive                          55344
        Eden Prairie, Minnesota                        (Zip Code)
(Address of principal executive offices)

Registrant's telephone number, including area code:  (612)947-2000

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

At November 28, 1998, there were 100,882,000 shares of common stock, $.10 par value, outstanding.

                               BEST BUY CO., INC.

                FORM 10-Q FOR THE QUARTER ENDED NOVEMBER 28, 1998

                                      INDEX

                                                                                     Page
                                                                                     ----
Part I.         Financial Information

                Item 1.   Consolidated Financial Statements:

            a)  Consolidated balance sheets as of                                    3-4
                November 28, 1998, February 28, 1998 and
                November 29, 1997

            b)  Consolidated statements of earnings                                   5
                for the three and nine months ended
                November 28, 1998 and November 29, 1997

            c)  Consolidated statement of changes in                                  6
                shareholders' equity for the nine months
                ended November 28, 1998

            d)  Consolidated statements of cash flows                                 7
                for the nine months ended November 28, 1998
                and November 29, 1997

            e)  Notes to consolidated financial statements                            8-9

                Item 2.   Management's Discussion and Analysis of                     10-13
                          Financial Condition and Results of Operations

Part II.        Other Information

                Item 6.   Exhibits and Reports on Form 8-K                            14


Signatures                                                                            15

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                               BEST BUY CO., INC.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                      ($ in 000, except per share amounts)

                                                       November 28,        February 28,       November 29,
                                                           1998                 1998              1997
                                                        (Unaudited)                            (Unaudited)
                                                      ----------------    ---------------    ----------------

CURRENT ASSETS:
     Cash and cash equivalents                       $   409,373        $   520,127           $    122,060
     Receivables                                         278,468             95,702                197,192
     Recoverable costs from developed
       properties                                         75,329              8,215                 36,883
     Merchandise inventories                           1,684,928          1,060,788              1,679,721
     Refundable and deferred income taxes                 11,925             16,650                 10,058
     Prepaid expenses                                     11,630              8,795                 13,537
                                                     ------------       -------------         -------------
               Total current assets                    2,471,653          1,710,277              2,059,451

PROPERTY AND EQUIPMENT, at cost:
     Land and buildings                                   22,946             19,977                 18,006
     Leasehold improvements                              164,140            160,202                157,177
     Furniture, fixtures, and equipment                  455,084            372,314                360,967
     Property under capital leases                        29,079             29,079                 29,079
                                                     ------------       -------------         -------------
                                                         671,249            581,572                565,229
     Less accumulated depreciation and
       amortization                                      297,822            248,648                238,269
                                                     ------------       -------------         -------------
               Net property and equipment                373,427            332,924                326,960

OTHER ASSETS                                              12,172             13,145                 14,635
                                                     ------------       -------------         -------------


TOTAL ASSETS                                          $2,857,252         $2,056,346             $2,401,046
                                                     ------------       -------------         -------------
                                                     ------------       -------------         -------------


                 See notes to consolidated financial statements.

                               BEST BUY CO., INC.

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                      ($ in 000, except per share amounts)


                                                            November 28,       February 28,        November 29,
                                                                1998               1998                1997
                                                            (Unaudited)                            (Unaudited)
                                                           --------------     --------------     -----------------
CURRENT LIABILITIES:
        Accounts payable                                  $1,482,839          $   727,087       $   1,164,128
        Obligations under financing arrangements              51,182               35,565              50,238
        Accrued compensation and related expenses             59,270               48,772              37,688
        Accrued liabilities                                  235,673              188,352             170,221
        Deferred service plan revenue                          8,253               18,975              21,596
        Current portion of long-term debt                     32,132               14,925              18,287
                                                          ------------        --------------     ----------------
                  Total current liabilities                1,869,349            1,033,676           1,462,158

DEFERRED INCOME TAXES                                          6,823                7,095               3,578

OTHER LONG-TERM LIABILITIES                                   27,629               17,578              18,862

LONG-TERM DEBT                                                31,830              210,397             211,624

CONVERTIBLE PREFERRED SECURITIES OF
SUBSIDIARY                                                       -                229,854             230,000

SHAREHOLDERS' EQUITY:
        Preferred stock, $1.00 par value:
           Authorized - 400,000 shares;
           Issued and outstanding - none                         -                    -                   -
        Common stock, $.10 par value:
           Authorized - 400,000,000 shares;
           Issued and outstanding - 100,882,000,
           89,252,000, and 87,812,000 shares,
           respectively                                       10,088                4,463               4,391
        Additional paid-in capital                           510,145              266,144             247,320
        Retained earnings                                    401,388              287,139             223,113
                                                          ------------        --------------     ----------------
                  Total shareholders' equity                 921,621              557,746             474,824
                                                          ------------        --------------     ----------------


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $2,857,252           $2,056,346          $2,401,046
                                                          ------------        --------------     ----------------
                                                          ------------        --------------     ----------------

                 See notes to consolidated financial statements.

                               BEST BUY CO., INC.

                       CONSOLIDATED STATEMENTS OF EARNINGS

                      ($ in 000, except per share amounts)

                                   (Unaudited)


                                                    Three Months Ended                    Nine Months Ended
                                              ------------------------------        ------------------------------
                                              November 28,       November 29,       November 28,      November 29,
                                                1998                 1997              1998                1997
                                              ------------       -----------        ------------       -----------
Revenues                                       $2,493,843         $2,106,361         $6,619,631         $5,506,116

Cost of goods sold                              2,048,252          1,768,471          5,409,472          4,631,435
                                               -----------        ----------         -----------        -----------

Gross profit                                      445,591            337,890          1,210,159            874,681

Selling, general and administrative
        expenses                                  353,985            284,971          1,017,693            796,620
                                               -----------        ----------         -----------        -----------

Operating income                                   91,606             52,919            192,466             78,061

Interest expense, net                               3,190              9,601              6,695             28,171
                                               -----------        ----------         -----------        -----------
Earnings before income taxes                       88,416             43,318            185,771             49,890

Income taxes                                       34,027             16,900             71,522             19,463
                                               -----------        ----------         -----------        -----------
Net earnings                                   $   54,389       $     26,418        $   114,249       $     30,427
                                               -----------        ----------         -----------        -----------
                                               -----------        ----------         -----------        -----------
Net earnings per share
     Basic                                     $      .54       $        .30        $      1.15       $        .35
     Diluted                                   $      .52       $        .29        $      1.10       $        .34

Weighted number of shares (000)
     Basic                                        100,806             87,695             99,035             87,477
     Diluted                                      105,023            100,763            104,673             89,064


              See notes to consolidated financial statements.

                               BEST BUY CO., INC.

            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                   FOR THE NINE MONTHS ENDED NOVEMBER 28, 1998

                                   ($ in 000)

                                   (Unaudited)


                                                                          Additional
                                                          Common            paid-in            Retained
                                                           stock            capital            earnings
                                                        ----------        ----------           ---------
Balance, February 28, 1998                              $  4,463           $266,144             $287,139

Conversion of preferred securities, net                      509            221,896                 -

Stock options exercised                                      106             12,571                 -

Tax benefit from stock options
    exercised                                                 -              17,006                 -

Repurchase and retirement of common stock                     (6)            (2,456)                -

Two-for-one stock split                                    5,016             (5,016)                -

Net earnings, nine months ended
    November 28, 1998                                         -                 -                114,249
                                                         --------           --------            ---------

Balance, November 28, 1998                               $10,088            $510,145            $401,388
                                                         --------           --------            ---------
                                                         --------           --------            ---------


                 See notes to consolidated financial statements.

                               BEST BUY CO., INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   ($ in 000)

                                   (Unaudited)


                                                                                   Nine Months Ended
                                                                             --------------------------------
                                                                              November 28,       November 29,
                                                                                  1998              1997
                                                                             --------------      ------------
OPERATING ACTIVITIES:
        Net earnings                                                         $    114,249       $   30,427
        Depreciation, amortization and other non-cash charges                      56,394           52,628
                                                                             -------------      ------------
                                                                                  170,643           83,055
        Changes in operating assets and liabilities:
            Receivables                                                          (182,766)        (117,611)
            Merchandise inventories                                              (624,140)        (547,662)
            Refundable income taxes and prepaid expenses                            7,722            8,116
            Accounts payable                                                      755,752          676,326
            Other current liabilities                                              57,819           51,635
            Deferred revenue and other liabilities                                  6,343          (12,354)
                                                                             -------------      ------------
                 Total cash provided by operating
                 activities                                                       191,373          141,505


INVESTING ACTIVITIES:
        Additions to property and equipment                                       (95,040)         (47,955)
        (Increase) Decrease in recoverable costs from developed
            properties                                                            (67,114)          16,602
        (Increase) Decrease in other assets                                        (3,245)           3,004
                                                                             -------------      ------------
                 Total cash used in investing activities                         (165,399)         (28,349)


FINANCING ACTIVITIES:
        Increase (Decrease) in obligations under
            financing arrangements                                                 15,617          (77,272)
        Long-term debt borrowings                                                     -             10,000
        Long-term debt payments                                                  (162,031)         (18,105)
        Common stock issued                                                        12,148            4,473
        Repurchase of common stock                                                 (2,462)             -
                                                                             -------------      ------------
                 Total cash used in financing activities                         (136,728)         (80,904)
                                                                             -------------      ------------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                 (110,754)          32,252

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                  520,127           89,808
                                                                             -------------      ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $    409,373       $  122,060
                                                                             -------------      ------------
                                                                             -------------      ------------


Amounts in this statement are presented on a cash basis and therefore may differ from those shown in other sections of this quarterly report.

Supplemental cash flow information:
     Cash paid during the period for:
         Interest                                                            $     23,822       $   30,723
         Income taxes                                                        $     60,728       $    1,807

                 See notes to consolidated financial statements.

                               BEST BUY CO., INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION:

     The consolidated balance sheets as of November 28, 1998, and November 29, 1997, the related consolidated statements of earnings for the three and nine months ended November 28, 1998 and November 29, 1997, the consolidated statements of cash flows for the nine months ended November 28, 1998 and November 29, 1997 and the consolidated statement of changes in shareholders' equity for the nine months ended November 28, 1998, are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included and were normal and recurring in nature. The Company's business is seasonal in nature and interim results are not necessarily indicative of results for a full year. These interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's Annual Report to Shareholders for the fiscal year ended February 28, 1998. The February 28, 1998 consolidated balance sheet is derived from the audited financial statements. Certain prior year amounts have been reclassified to conform to current year presentation.

2.   INCOME TAXES:

     Income taxes are provided on an interim basis based upon management's estimate of the annual effective tax rate. The footnotes in the Company's most recent annual report stated that the Internal Revenue Service (IRS) had taken a position that interest on securities such as the Company's convertible preferred securities was not deductible for federal income tax purposes. The IRS has subsequently retracted its position with regard to the Company's securities.

3.   EARNINGS PER SHARE:

     The Company applies the requirements of Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings per Share." Prior year earnings per share have been restated as necessary. This restatement did not have an impact on earnings per share. The following is a reconciliation of the numerators and denominators of basic and diluted earnings per share. Amounts in the following table, except per share data, are in thousands.


                                                        Three Months Ended                  Nine Months Ended
                                                 -------------------------------      --------------------------------
                                                  November 28,     November 29,        November 28,        November 29,
                                                     1998              1997               1998                1997
                                                 ------------     --------------      --------------    --------------
        Numerator:
        Net earnings                               $  54,389          $ 26,418        $    114,249          $ 30,427
        Interest on preferred securities,
             net of tax                                 -                2,395                 770               -
                                                   ----------         ----------      --------------        ----------
        Net earnings assuming dilution             $  54,389          $ 28,813        $    115,019          $ 30,427
                                                   ----------         ----------      --------------        ----------
                                                   ----------         ----------      --------------        ----------

        Denominator:
        Average common shares outstanding            100,806            87,695             99,035             87,477
        Effect of dilutive securities:
             Employee stock options                    4,217             2,847              2,845              1,587
             Preferred securities                       -               10,221              2,793                -
                                                   ----------         ----------      --------------        ----------
        Average common shares outstanding
        assuming dilution                            105,023           100,763            104,673             89,064
                                                   ----------         ----------      --------------        ----------
                                                   ----------         ----------      --------------        ----------

        Basic earnings per share                   $     .54          $    .30        $      1.15           $    .35
        Diluted earnings per share                 $     .52          $    .29        $      1.10           $    .34


        In May 1998, the Company effected a two-for-one stock split in the form of a stock dividend. All common share and per share information reflects the stock split.

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

5.   CREDIT FACILITY:

     In May 1998, the Company entered into a new, unsecured $220 million revolving credit facility, replacing the $365 million facility which was scheduled to mature in June 1998. The new facility matures on June 30, 2000 and can be extended for one year upon meeting certain requirements.

6.   SENIOR SUBORDINATED NOTES:

     On October 5, 1998, the Company redeemed its $150 million, 8-5/8% Senior Subordinated Notes due 2000, at 102.5% of their par value. The early redemption premium and the write-off of the remaining unamortized deferred offering costs were included in interest expense in the third quarter.

7.   PRE-OPENING COSTS:

     During the first quarter of fiscal 1999, the Company adopted Statement of Position (SOP) 98-5, "Reporting on the Cost of Start-Up Activities." The SOP requires the cost of start-up activities, including store pre-opening costs, to be expensed in the period incurred. The Company historically deferred and amortized those costs over interim periods in the year the store opened. Selling, general and administrative expenses in the third quarter of fiscal year 1999 were impacted by pre-opening costs of $6 million associated with 23 new store openings as compared to $1.2 million that was amortized in the third quarter of last year. Other than the impact reported for the third quarter, the adoption did not materially impact the Company's quarterly results.

8.   SHARE REPURCHASE PROGRAM:

     In October 1998, the Company's Board of Directors approved the purchase of up to $100 million of the Company's common stock from time to time through open market purchases over the following twelve months. As of November 28, 1998, 62,500 shares have been purchased at a cost of approximately $2.5 million.

                               BEST BUY CO., INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net earnings for the third quarter of fiscal 1999 were a record $54.4 million, or $.52 per share on a diluted basis, compared to net earnings of $26.4 million, or $.29 per share, in the comparable period last year. For the first nine months of the current fiscal year, net earnings were a record $114.2 million, or $1.10 per share on a diluted basis, compared to net earnings of $30.4 million, or $.34 per share, for the same period last year. The record results were due to strong sales of technology products and market share gains combined with continued improvement in gross profit margins and lower interest expense. Partially offsetting these gains was higher selling, general and administrative expenses as a result of strategic initiatives to improve operating performance, higher levels of compensation and increased business volume.

Revenues in the third quarter increased 18% to $2.494 billion compared to $2.106 billion in the third quarter last year. Revenues in the first nine months increased 20% to $6.620 billion compared to $5.506 billion last year. The revenue increases were driven by comparable store sales increases of 12.2% for the quarter and 14.9% for the first nine months. Consumer demand for technology products and market share gains during the periods were the primary reasons for the comparable store sales increases as all major product categories had comparable store sales increases. Sales of technology products such as digital phones and cameras, direct broadcast satellite systems and Web TV continued to benefit from the Company's selling strategy introduced in the third quarter last year. This strategy provides customers with a higher level of assistance with product demonstration and explanation. Additionally, sales of Digital Versatile Disk (DVD) hardware and software contributed to the year over year sales gains as declining price points for hardware and an increase in the number of movie titles resulted in significant growth of this technology. In the home office category, unit volumes of personal computers increased significantly as compared to last year and more than offset an approximately 20% year-over-year decline in average selling price. Increased advertising effectiveness and improved inventory management that resulted in better product instock positions were also factors contributing to the sales gains.

As of November 28, 1998, the Company operated 312 stores compared to 285 stores one year ago, contributing to the increase in sales in the current year. In the third quarter, the Company opened 23 new stores bringing the total store openings for fiscal year 1999 to 28, including entries into the New England market with eight stores; Nashville, TN with three stores; and one store each in Syracuse, NY; Charleston, SC and Wausau, WI. The Company plans to open 40 to 45 new stores during the next fiscal year including entry into the Sacramento and San Francisco, CA, Northern Florida, Upstate New York and Richmond and Norfolk, VA markets.

Retail store sales mix by major product category for the three-month and nine-month periods was as follows:


                                          Three Months Ended          Nine Months Ended
                                        11/28/98     11/29/97         11/28/98   11/29/97
                                        --------     ---------        --------   ---------
Home Office                               38%         40%               37%        40%
Consumer Electronics
         Video                            17          16                16         15
         Audio                            10          10                10         11
Entertainment Software                    19          18                19         18
Appliances                                 8           9                10         10
Other                                      8           7                 8          6
                                         -----       -----             -----      -----
         Total                            100%       100%              100%       100%
                                         -----       -----             -----      -----
                                         -----       -----             -----      -----

Gross profit margins increased to 17.9% and 18.3% of sales for the three- and nine-month periods, respectively, this year compared to 16.0% and 15.9% for the same periods last year. Increased gross profit margins were due to continued progress on the Company's initiatives to generate more profitable assortments, increased advertising effectiveness and improved inventory management. The increase in sales of Performance Service Plans (PSPs) to 3.8% of sales for both the quarter and for the nine-month period of fiscal 1999 from 3.2% and 3.0% of sales, respectively, in the comparable periods last year also contributed to the higher gross profit margins. These increases were driven, in part, by the Company's sales strategy and higher unit volumes of computers. Another significant factor in the gross profit margin improvement was the sustained progress in reducing inventory shrink as a result of better execution at the retail stores. Management expects that, while gross profit margins will continue to be above prior year levels, the increases will not be as significant due to benefits already realized from progress on the Company's strategic initiatives. Gross profit margins in the fourth quarter will be impacted by a traditionally lower margin product sales mix and a lower level of PSP sales during the high volume holiday season.

Selling, general and administrative expenses (SG&A) were 14.2% and 15.4% of sales for the three- and nine-month periods, respectively, this year compared to 13.5% and 14.5% for last year's comparable periods. An increase in payroll related expense compared to last year was primarily due to higher levels of compensation resulting from labor-market conditions, hiring seasonal staff earlier in the quarter to meet anticipated staffing needs as well as an increase in overall financial performance-based compensation. Outside services expenses increased due to the Company's continued programs to improve operating performance, expand business initiatives and address year 2000 systems issues. The spending on outside services has contributed to improved inventory management, better trained employees and more efficient operations at the retail stores. The benefit of the increased investment in SG&A is evidenced by the improvement in operating income which was 3.7% of sales in the third quarter this year compared to 2.5% of sales in last year's third quarter. Costs associated with the opening of 23 stores during the third quarter, principally wages and travel costs, reduced operating income by approximately $6 million. The overall decrease in SG&A as a percent of sales in the third quarter as compared to the first six months of the fiscal year, is due to the seasonally higher sales volumes which provided leverage on fixed operating expenses.

Net interest expense was $3.2 million in the third quarter and $6.7 million for the year-to-date period, reflecting decreases of $6.4 million and $21.5 million, respectively, compared to the same periods last year. The decreases were primarily due to the conversion of the Company's convertible preferred securities into equity in the first quarter and the early redemption of the Company's $150 million 8 5/8% Senior Subordinated Notes (Notes) on October 5, 1998 (see Note 6 in the Notes to Consolidated Financial Statements). The remaining improvements in net interest expense are due to interest earned on higher cash balances resulting from faster inventory turns and higher sales volumes. In connection with the early redemption of the Notes, the Company paid a prepayment premium and wrote-off the associated remaining deferred debt offering costs which are included in interest expense and reduced third quarter earnings before income taxes by approximately $4.9 million.

The Company's effective income tax rate for the quarter and first nine months of the current fiscal year was 38.5% compared to 39.0% for the same periods last year. The slight decline in the tax rate was due to the levels of tax exempt interest income earned on higher cash balances.

FINANCIAL CONDITION

Working capital of $602 million at November 28, 1998, was essentially unchanged from a year ago even after the $150 million redemption of the Notes on October 5, 1998. Cash and cash equivalents increased by $287 million as a result of improved inventory management and net earnings of nearly $180 million in the past twelve months. Merchandise inventories were unchanged compared to last year, even with the operation of 27 additional stores. The Company's net investment in inventory, inventory net of accounts payable, decreased from $465 million at November 27, 1997 to $151 million at November 28, 1998 as result of faster inventory turns. Receivables increased by $81 million due primarily to higher business volumes. Recoverable costs from developed properties increased by $38 million due to self development of new stores and a new distribution facility. Accounts payable increased by $319 million because of the additional business volume and new stores and improved inventory turns. Accruals for payroll related liabilities increased as compared to last year's third quarter as a result of higher levels of compensation. Accrued liabilities increased as a result of outside services fees, the generally higher levels of business activity and increased income taxes due to the significant increase in earnings as compared to last year.

Capital spending in the first nine months of fiscal 1999 was $95 million compared to $48 million for the same period last year. In addition to opening 28 new stores in fiscal 1999, the Company has begun development of the 40 to 45 stores scheduled to open in fiscal 2000. The Company is also constructing a new distribution center in Dinuba, CA, which will replace a leased facility in Ontario, CA. Additionally, the Company is increasing its investment in new systems and technology to support business requirements. Management expects that total capital spending for the fiscal year will be approximately $150 million, exclusive of recoverable costs from developed properties.

In the first quarter of fiscal 1999, essentially all of the Company's convertible preferred securities were converted into common stock, resulting in the issuance of approximately 10.2 million common shares. This conversion increased shareholders' equity by over $222 million, net of the remaining $6.8 million in deferred issuance costs. The remaining preferred securities were redeemed in June 1998 for cash of $671,000. In October 1998, the Company completed the redemption of its $150 million 8 5/8% Senior Subordinated Notes due 2000.

In May 1998, the Company entered into a new, unsecured $220 million revolving credit facility, replacing the $365 million facility that was scheduled to mature in June 1998. The Company was able to reduce the size of the facility due to improved operating performance and better inventory management. The new facility is scheduled to mature on June 30, 2000 and can be extended for one year if certain conditions are met. Management believes that funds from operations, credit from normal vendor terms and the Company's new credit facility will be sufficient to support the Company's operations and planned expansion for the next year.

In October 1998, the Company's Board of Directors authorized the purchase of up to $100 million of the Company's common stock. Through November 28, 1998, 62,500 shares at a cost of $2.5 million have been purchased.

YEAR 2000 READINESS

The Company understands the material nature of the business issues surrounding computer processing of dates into and beyond the year 2000 (Y2K). Any computer program or computer chip controlled device could harbor a year 2000 processing issue. Typically, Y2K issues arise from systems or software processing only two digits representing a date. The absence of century digits, ("19" for years 1900-1999, or "20" for years beginning in 2000) usually leads to false results from computer controlled systems and is the most pervasive issue.

The Company recognized that the Y2K issues existed within its computer programs and computer chip controlled devices and has taken corrective action. The Company's actions to address Y2K issues began with the selection of a nationally recognized, experienced computer hardware and consulting firm to assist in both identifying and resolving these issues. The Company developed specific and detailed plans to correct Y2K issues and, to date, has made significant progress as follows.

The majority of the Company's business processing applications operate on mainframe computer systems. Over five million lines of computer programming were scanned and analyzed to identify Y2K issues in these systems. In the past year, corrective programming logic to replace existing computer code for these Y2K issues has been installed and this effort is over 90% complete. Testing of the corrected logic is taking place as changes are made. This portion of the Company's plan is scheduled to be substantially complete in early calendar year 1999 at a total cost of approximately $10 million in outside professional fees, of which the majority has been or will be expensed in the current year. In addition, the Company is dedicating a staff of its internal resources to address Y2K issues.

The Company is also replacing or installing certain computer hardware and software which will address new business applications as well as Y2K issues. The timing of some of these projects has been accelerated to meet year 2000 compliance. The Company expects to fund both the capital and expensed elements of resolving Y2K issues through funds generated from operations.

In addition to the mainframe system Y2K issues, the Company has substantially completed efforts to identify non-mainframe computer systems and other potential Y2K issues. These issues include the Company's communication systems and operating systems at and between the Company's operating locations and support facilities. The Company is also corresponding with its business partners and service providers to assess their ability to support the Company's operations with respect to their individual Y2K issues. These issues include data exchange with the Company as well as their production and shipping processes. The issues that are identified as part of this process have been prioritized in order of significance to the Company's operations and corrective action is being taken as appropriate. This portion of the Company's plan is expected to be completed at a total cost of approximately $8 million.

The Company generally believes that its vendors who supply products to the Company for resale are responsible for Y2K functionality of those products. However, should product failures occur, the Company may be required to address the administrative aspects of those failures such as handling product returns or repairs.

Following the completion of the assessment of the remaining Y2K issues in the fourth quarter of fiscal 1999, the Company will determine the likelihood of successfully addressing the issues on a timely basis. While the Company believes that it is pursuing the appropriate courses of action to ensure year 2000 readiness, there can be no assurance that the objective will be achieved either internally or as it relates to business partners. For the Y2K issues which, if not timely resolved, could have a significant impact on the Company's operations, the Company intends to develop contingency plans to minimize the impact of failure to achieve year 2000 compliance. Those contingency plans are expected to be reasonably developed in early calendar year 1999.

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

PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K:

          a.     Exhibits:                                    Method of Filing
                                                              ----------------

                 27.1  Financial Data Schedule                 Filed herewith

          b.     Reports on Form 8-K:

                      Share repurchase program, filed on
                      October 13, 1998

                      New director appointment, filed on
                      October 13, 1998

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       BEST BUY CO., INC.
                                       (Registrant)

Date:  January 7, 1999                 By: /s/  ALLEN U. LENZMEIER
                                          ------------------------------------
                                           Allen U. Lenzmeier, Executive Vice
                                           President & Chief Financial Officer
                                           (principal financial officer)

                                       By: /s/  ROBERT C. FOX
                                          ------------------------------------
                                           Robert C. Fox, Senior Vice President-
                                           Finance & Treasurer (principal
                                           accounting officer)