Form 10-K
period 1999-02-27
BEST BUY CO INC
filed 1999-05-27
CIK 764478

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)

 X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED FEBRUARY 27, 1999.

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934

Commission File Number:  1-9595

                               BEST BUY CO., INC.
             (Exact Name of Registrant as Specified in its Charter)
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

    Title of each class               Name of each exchange on which registered
COMMON STOCK, $.10 PAR VALUE                   NEW YORK STOCK EXCHANGE

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

The aggregate market value of voting stock held by non-affiliates of the Registrant on April 30, 1999, was approximately $5,527,000,000. On that date, there were 204,643,509 shares of Common Stock issued and outstanding.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's Annual Report to Shareholders for the year ended February 27, 1999 ("Annual Report") are incorporated by reference into Part II.

Portions of the Registrant's Proxy Statement dated May 21, 1999 for the regular meeting of shareholders to be held June 24, 1999 ("Proxy Statement") are incorporated by reference into Part III.

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their companies. With the exception of historical information, the matters discussed in this Annual Report on Form 10-K are forward-looking statements and may be identified by the use of words such as "believe," "expect," "anticipate," "plan," "estimate," "intend" and "potential." Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. A variety of factors could cause the Company's actual results to differ materially from the anticipated results expressed in such forward-looking statements, including, among other things, general economic conditions, sales volumes, profit margins, the Company's and its suppliers' Year 2000 readiness, and the impact of labor markets and new product introductions on the Company's overall profitability. Readers are encouraged to review the Company's Current Report on Form 8-K filed on May 15, 1998, that describes additional important factors that could cause actual results to differ materially from those contemplated by the statements made herein.

                                     PART I

ITEM 1.           BUSINESS

General

         Best Buy Co., Inc. (the "Company" or "Best Buy"), is the nation's largest volume specialty retailer of name brand consumer electronics, home office equipment, entertainment software and appliances. The Company started in 1966 as an audio component systems retailer, and in the early 1980s, with the introduction of the video cassette recorder, expanded into video products. In 1983, the Company changed its marketing strategy to use mass merchandising techniques for a wider variety of products, and began to operate its stores with a "superstore" format. In 1989, Best Buy dramatically changed its method of retailing by introducing its Concept II store format, a self-service, non-commissioned, discount style sales environment designed to give the customer more control over the purchasing process. The Company determined that an increasing number of customers had become knowledgeable enough to select products without the assistance of a commissioned salesperson and preferred to make purchases in a more convenient and customer friendly environment.

         In fiscal 1995, the Company developed a strategy to further enhance its store format. The strategy, known as Concept III, incorporates a larger store format created to produce a more informative and exciting shopping experience for the customer. Through focus group interviews and other research, the Company determined that customers wanted more product information and a larger product selection. In order to meet these evolving consumer preferences, the Company developed an enhanced store format which features more hands-on and interactive product demonstrations. In fiscal 1999, the Company introduced its Concept IV store format. This new format features improved merchandising, signage and customer service and is expected to better address consumers' needs as the consumer electronics industry, in particular, progresses into new digital products. Concept IV reinforces the Company's retailing strategy as the destination for new technology in a fun, informative and no pressure shopping environment. With its innovative retail format, the Company has moved into a leading position nationally in all of its principal product categories except appliances, where it ranks third.

         In fiscal 1999, the Company increased its store count by 10%, with the addition of 28 new stores and, as of February 27, 1999, was operating 311 stores in 36 states. The Company accelerated its expansion in fiscal 1999 after initiatives to improve operations resulted in an enhanced operating model. The Company anticipates opening approximately 45 stores in fiscal 2000, and expects to be operating 356 stores by the end of fiscal 2000.

Business Strategy

         The Company's business strategy is to offer consumers an enjoyable and convenient shopping experience while maximizing the Company's profitability. Best Buy believes it offers consumers meaningful advantages in store environment, product value, selection and service. An objective of this strategy has been to achieve a dominant market share in the markets Best Buy serves. The Company currently holds a leading, and in some cases dominant, share in its mature markets. The Company's store format features interactive displays, and for certain product categories, a high level of customer assistance, all designed to enhance the customer's shopping experience. As part of its overall strategy, the Company:

              - Generally offers a retail format similar to a self service discount store for many products that consumers are familiar with and provides a higher level of customer service and product explanation for more technically complex and integrated products.

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

              - Provides a variety of services not offered by certain competitors, including convenient financing programs, product delivery and installation and post-sale services including repair and warranty services and computer upgrades.

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

         Best Buy's store format is a key component of its business strategy. The Company believes that because customers are generally familiar with certain products the Company sells and are accustomed to discount shopping formats, they increasingly resist efforts to direct their choice of product and appreciate controlling the purchase decision. For products that are relatively easy for consumers to understand and purchase, the Company employs a self-service, discount style store format, featuring easy to locate product groupings, emphasizing customer choice and product information. These products include entertainment software and less complex consumer electronics products such as boom boxes, VCRs and smaller sized television sets. For other, more complex products such as personal computers, digital versatile disc (DVD), digital phones and digital cameras, the Company provides dedicated and specially trained sales assistance. Sales staff in these product categories help customers understand the features and benefits of new technology and can assist customers in the purchase of accessories and registration for service with providers.

         Best Buy continuously evaluates the retail environment and regularly uses focus groups and customer surveys to assess customer preferences. Through these processes, Best Buy concluded that customers want access to more product information in order to be more confident about their buying decisions. Most stores contain a demonstration area for home theater systems; a simulated, life-size car display; and audio speaker areas. These demonstration areas allow customers to experience and compare product performance firsthand. Most of the stores also feature a "high touch" sales area where specially trained salespeople assist customers with more complex products such as digital cameras, digital phones and personal digital assistants. Best Buy believes that these demonstration and display areas further differentiate it from competing retailers and should also provide an advantage for the Company relative to competitors such as catalog and Internet retailers. Most Best Buy stores feature a configure to order process for personal computers that enables more knowledgeable computer buyers to tailor order a computer system.

         The Company also sells music software and DVD videos on its E-commerce site, www.bestbuy.com. While E-commerce does not currently represent a significant portion of the Company's business, the Company believes expansion of its on-line sales initiative represents a significant growth opportunity and in April 1999 named a president of its E-commerce Division to lead the continued development and expansion of the Company's Internet initiative. The Company plans to introduce other products in its principal product categories on its E-commerce site in the coming year. Management believes that its retail stores and E-commerce strategy should complement each other, allowing consumers to purchase products in the shopping environment they prefer. The Company believes that its marketplace visibility and significant size in the retailing of its products should provide a competitive advantage over other Internet retailers. The Company's existing name recognition and weekly print and television advertising are examples of some of the efficiencies the Company has over new entrants in E-commerce. Additionally, the ability to provide convenient product service and repair creates an opportunity to differentiate the Company from other Internet retailers.

         The Company's stores are in large, open buildings with high ceilings. Best Buy's stores average approximately 44,000 square feet. The stores feature interactive displays and skilled employee demonstrations; most stores feature large viewing areas for big screen and projection televisions and interactive speaker environments. The Company expects to open approximately 45 new stores in fiscal 2000, including the testing of four 30,000 square foot stores designed for smaller markets with populations up to 200,000.

         Best Buy's merchandising strategy differs from many other retailers selling comparable merchandise. Best Buy's merchandise is displayed at eye level next to signs identifying the products' major features, with the boxed products available near the display model. The Company's product specialists, who are knowledgeable about the operation and features of the merchandise on display, are dedicated to a particular product area for customers who desire assistance. This convenient, self service format for many of the products the Company sells allows the customer to carry merchandise directly to the check-out lanes, pay for it and leave the store, avoiding the time-consuming process used at traditional superstores.

         The Company believes that its advertising strategy continues to contribute to its increasing market share and brand image. Best Buy spends almost 3% of store sales on advertising, including the weekly distribution of about 36 million newspaper inserts. The Company has vertically integrated advertising and promotion capabilities and operates its own in-house advertising agency. This capability allows the Company to respond rapidly to competitors in a cost effective manner. In many of its markets, the Company is able to secure and deliver merchandise to its stores and to create, produce and run an advertisement all within a period of less than one week.

         Print advertising generally consists of four-color weekly inserts, generally 24 to 28 pages, that emphasize a variety of product categories and feature extensive name brand selection with a wide range of price points. The Company also produces all of its television commercials, each with a specific marketing message. Television commercials account for about one-third of total advertising expenditures. The Company also utilizes a national brand image program to move Best Buy's image beyond that of a low price specialty retailer by promoting the customer's shopping experience and the Company's responsiveness to consumers' needs. The Company believes that building customer brand loyalty is a significant element in its business strategy. The Company is reimbursed by vendors for a substantial portion of advertising expenditures through cooperative advertising arrangements

         Product service and repair are important aspects of Best Buy's marketing strategy, providing the opportunity to differentiate itself from warehouse clubs, other discount stores, and Internet retailers which generally do not provide such services. Virtually all products sold by the Company, with the exception of entertainment software, carry manufacturers' warranties. The Company generally offers to service and repair all of the products it sells and has been designated by substantially all of its major suppliers as an authorized service center. In addition, the Company makes its in-store technical support staff available to assist customers with the custom configuration of personal computers and peripheral products. The Company also delivers major appliances and large electronics products and installs car stereos and vehicle security systems. In fiscal 2000, the Company is dedicating significant resources to expanding and improving its services capabilities. The Company is undertaking efforts to reduce product repair times and increase its product installation capabilities in customers' homes.


Product Selection and Merchandising

         Best Buy provides a broad selection of name brand models within each product line in order to provide customers with a meaningful assortment. The Company currently offers approximately 5,300 products, exclusive of entertainment software titles and accessories, in its four principal product categories. In addition, the Company offers a selection of accessories supporting its principal product categories, which typically yield a higher margin than most of the Company's other products. The Company believes that this assortment of accessories builds customer traffic for its other products.

         The home office category, Best Buy's largest product category, includes personal computers and related peripheral equipment, telephones, digital and cellular phones, answering machines, fax machines, copiers and calculators. Approximately half of the revenues in this category are derived from sales of personal computers. The retail market for personal computers is promotional and competitive, with competition primarily from retail stores and factory to customer direct channels of distribution. The Company's operating results can be affected by significant changes in promotional activity as well as consumer demand for and availability of personal computers and the timing of computer model transitions by manufacturers. The timing of significant new software releases can also impact sales of personal computers. Although the Company has not yet experienced an impact on sales, consumer demand for personal computers may also be affected by year 2000 computer systems concerns. The Company believes that it is well positioned to withstand competition in the retail market for personal computer products, traditionally low margin items, due to its experience in the market and its significantly improved ability to manage inventories in this category. The Company also believes that its broad product lines, including those that generate higher gross profit margins, and its relatively low cost structure contribute to its ability to compete in this category. In addition, the Company believes that the related services it offers, such as in-store computer configuration, maintenance and upgrades, are distinct advantages compared to Internet discount and factory direct computer retailers. Changing technology and hardware requirements necessary to support new software, including on-line services, are expected to continue to be primary factors in the growth in sales of personal computers and related products in the future. Unit sales volume growth of personal computers has been driven by improvements in technology and declines in retail selling prices of approximately 15% per year. The increasing popularity of the Internet and the number of second time buyers have also been factors in the unit growth of personal computers. While the sales of personal computers generates relatively low gross profit margins, the Company's selling strategies have enabled it to generate higher total transaction profit margins through the sale of the accessories and services that complete a home computer system. The Company's home office products category includes brand names such as AT&T, Apple, Canon, Compaq, CTX, Epson, Fujitsu, Hewlett Packard, IBM, Motorola, NEC, Packard Bell, Panasonic, Samsung, Sharp, Sony, and Toshiba.

         Best Buy's second largest product category is consumer electronics, consisting of video and audio equipment. Video products include televisions, DVD players, Web TV, video cassette recorders, camcorders and Digital Satellite Systems (DSS). Audio products include audio components, audio systems, shelf systems, portable audio equipment, car stereos and security systems. The Company continues to expand its product selection in consumer electronics by offering higher end products and components that have greater appeal to audio and video enthusiasts. The introduction of digital television (DTV) in fiscal 1999, DVD and MiniDisc in fiscal 1998, and DSS in fiscal 1997 continue the migration of the consumer electronics category into digital technology. The replacement of existing analog technology with digital products represents a significant sales growth opportunity for the Company, although the transition could impact sales of current products. The Company sells consumer electronics with brand names such as Advent, Aiwa, Bose, Clarion, Direct TV, Funai, JBL, JVC, Kenwood, KLH, Magnavox, RCA, Rockford Fosgate, Samsung, Sanyo, Sony, Technics, Toshiba, Web TV and Yamaha.

         Best Buy's entertainment software category includes compact discs, DVD movies, pre-recorded audio and video cassettes, computer software and video game hardware and software. The Company is one of the few large consumer electronics retailers that sells a broad selection of entertainment software in all of its stores. The Company offers from approximately 10,000 to as many as 27,000 titles in its largest stores. Best Buy customizes a portion of the music software assortment for particular stores based upon the demographics of the market. The increase in sales of DVD players in fiscal 1999 and significant expansion of the number of movie titles available in DVD format, as well as high demand for recorded music and video game software and peripherals led to growth in the entertainment software category. The number of DVD movie titles increased to 1,500 at the end of fiscal 1999. The Company continues to allocate additional space in the stores to accommodate the wider selection. The video game hardware and software products has continued to grow in fiscal 1999 with the popularity of Nintendo 64 and Sony Playstation formats.

         The major appliance category includes microwave ovens, washing machines, dryers, air conditioners, dishwashers, refrigerators, freezers, ranges and vacuum cleaners. This category includes brand names such as Amana, Bisell, Eureka, Fantom Technologies, Frigidaire, General Electric, GE Profile,

Hoover, Hotpoint, Maytag, Panasonic, Roper, Royal Appliance, Samsung, Sanyo, Sharp, Tappan, Whirlpool and White-Westinghouse. Sales in this category are impacted by new housing activity as well as a reduction in the number of retailers selling major appliances.

         In addition to products in its four main categories, the Company sells cameras and other photographic equipment and ready to assemble furniture designed for use with computer and audio/video equipment. Sales of new digital cameras have contributed to growth in this category. The Company also sells performance service plans (PSPs) on behalf of an unrelated third party. These PSPs cover product repair and/or replacement for a specified period of time following the purchase of a product, generally following the expiration of the manufacturers warranty.

         The following table sets forth the approximate percentages of store sales from each of Best Buy's principal product lines.

                                           Fiscal Years Ended
                        ------------------------------------------------------
                        February 27, 1999    February 28, 1998   March 1, 1997
                        -----------------    -----------------   -------------
Home Office                      36%               38%                 39%
Consumer Electronics:
         Video                   16                15                  17
         Audio                   11                11                  12
Entertainment Software           20                20                  18
Appliances                        8                 9                   9
Other (1)                         9                 7                   5
                                ---               ---                 ---
         Total                  100%              100%                100%
                                ---               ---                 ---
                                ---               ---                 ---

(1) Includes, among other things, performance service plans, photographic equipment, blank audio and video tapes, furniture and accessories.

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

When entering a major metropolitan market, the Company establishes a district office, service center and major appliance warehouse. Each new store requires approximately $3.4 million of working capital, depending on the size of the store, for merchandise inventory (net of vendor financing), leasehold improvements, fixtures and equipment. Pre-opening costs of approximately $400,000 per store, incurred in hiring, relocating and training new employees and in merchandising the store, are expensed as incurred.

         The Company opened 28 stores in fiscal 1999 including entry into the New England market and the markets of Nashville, TN; Syracuse, NY; Charleston, SC; and Wausau, WI. The Company expects to open approximately 45 stores in fiscal 2000, including entry into the markets of San Francisco, San Diego and Sacramento, CA; Northern Florida; Upstate New York; and Richmond and Norfolk, VA. The remaining stores will be opened mainly in existing markets. The Company also plans to remodel or relocate approximately 20 stores to larger facilities. Included in its expansion plans, the Company will test four 30,000 square-foot small market format stores in markets with populations up to 200,000. In May 1999, the Company opened a new distribution center in Dinuba, California, replacing its leased facility in Ontario, California. The Company believes it has the necessary distribution capacity and management information systems as well as management experience and depth to support its fiscal 2000 expansion plans.

The following table presents the number and location of stores operated by the Company at the end of each of the last three fiscal years and anticipated stores at fiscal 2000 year end.

                                Anticipated           Planned
                                 at Fiscal              For                   Number of Stores at Fiscal Year End
                                   2000                Fiscal                 -----------------------------------
                                 Year End               2000               1999            1998               1997
                                -----------           -------              ----            ----               ----
California                           40                   11                29              24                 22
Texas                                40                    4                36              35                 34
Illinois                             32                   --                32              32                 32
Florida                              26                    5                21              19                 17
Ohio                                 20                    1                19              19                 18
Michigan                             17                   --                17              17                 16
Minnesota                            16                    2                14              14                 15
Georgia                              12                    2                10              10                 10
Virginia                             12                    5                 7               7                  7
Wisconsin                            12                   --                12              11                 11
Maryland                             11                    1                10               9                  9
Pennsylvania                         11                    1                10               9                  4
North Carolina                       10                    1                 9               7                  7
Arizona                               9                    1                 8               8                  8
Missouri                              9                   --                 9              10                 10
Colorado                              8                   --                 8               8                  8
Indiana                               8                   --                 8               8                  8
Massachusetts                         8                    4                 4               -                 --
Tennessee                             6                   --                 6               1                  1
Iowa                                  5                   --                 5               5                  5
Kansas                                5                   --                 5               5                  5
South Carolina                        5                   --                 5               4                  4
New Hampshire                         4                    1                 3              --                 --
New Jersey                            4                   --                 4               4                  3
Arkansas                              3                   --                 3               3                  3
Kentucky                              3                    1                 2               2                  2
Nebraska                              3                   --                 3               3                  3
Nevada                                3                    1                 2               2                  2
Oklahoma                              3                   --                 3               3                  3
New York                              2                    1                 1              --                 --
Alabama                               1                   --                 1               1                  1
Delaware                              1                   --                 1               1                  1
Maine                                 1                   --                 1              --                 --
New Mexico                            1                   --                 1               1                  1
North Dakota                          1                   --                 1               1                  1
South Dakota                          1                   --                 1               1                  1
Rhode Island                          1                    1                --              --                 --
To be Determined                      2                    2                --              --                 --
                                    ---                   --               ---             ---                ---
   Total                            356                   45               311             284                272
                                    ---                   --               ---             ---                ---
                                    ---                   --               ---             ---                ---

Suppliers, Purchasing and Distribution

         The Company's marketing strategy depends, in part, upon its ability to offer a meaningful selection of name brand products to its customers and is, therefore, dependent upon satisfactory and stable supplier relationships. In fiscal 1999, Best Buy's 20 largest suppliers accounted for over half of the merchandise purchased by the Company, with five suppliers, Compaq, Hewlett-Packard, IBM, Panasonic, and Sony representing approximately 30% of the Company's total purchases. The loss of or disruption in supply, including disruptions in supply due to manufacturers' product quality issues, from any one of these major suppliers could have a material adverse effect on the Company's sales. Certain suppliers have, at times, limited or discontinued their supply of products to the Company. Best Buy generally does not have long-term written contracts with its major suppliers and does not have any indication that any current suppliers will discontinue selling merchandise to the Company. Any of these manufacturers may also decide to sell their products direct to consumers through the Internet. The Company has not experienced difficulty in maintaining satisfactory sources of supply, and management expects that adequate sources of supply will continue to exist for the types of merchandise sold in its stores.

         Best Buy's centralized buying staff purchases substantially all of the Company's merchandise. The buying staff within the Company's Merchandising Department is responsible for product acquisition, promotion planning and product pricing. An inventory management staff in the Merchandising Department is responsible for overall inventory management including allocations of inventory and replenishment of store inventory. Generally, with the exception of certain entertainment software, there are no agreements with suppliers for the return of unsold inventory. Merchandise remaining at the time of new product introduction is generally sold on a close-out basis and may be subject to a reduction in selling price to levels at or below the Company's cost.

         The Company has made product availability a high priority and continues to make investments in facilities, personnel and systems to assure that its in-stock position will be among the highest in the industry. The Company utilizes an automatic replenishment system for restocking its stores. Replenishment of store inventories is based on inventory levels, historical and projected sales trends, promotions and seasonality. The Company utilizes an extensive merchandise planning and daily inventory monitoring system to manage inventory turns. The Company engaged an outside consulting firm in fiscal 1998 and 1999 to assist in the design and implementation of systems and practices to improve the Company's assortment planning, inventory management, product sourcing and advertising effectiveness and realized significant benefits from improvements in these areas.

         The majority of the Company's merchandise, except for major appliances, is shipped directly from manufacturers to the Company's distribution centers in California, Minnesota, Ohio, Oklahoma and Virginia. In addition, the Company operates a dedicated distribution center for entertainment software in Minnesota. Major appliances are shipped to satellite warehouses in each of the Company's major markets. In order to meet release dates for selected entertainment software titles and certain computer products and to improve inventory management, certain merchandise is shipped directly to the stores from manufacturers and distributors. The Company is, however, dependent upon the distribution centers for inventory storage and shipment of most merchandise to stores. The Company primarily uses contract carriers to ship merchandise from its distribution centers to its stores. The Company believes that its distribution centers can most effectively service stores within a 600 to 700 mile radius and that its current distribution centers will accommodate the Company's expansion plans for the next year. The Company plans to continue investing in new systems and purchasing material handling equipment to reduce labor costs, improve accuracy in filling orders and enhance space utilization.


Management Information Systems

         Best Buy has developed proprietary software that provides daily information on sales, gross margins and inventory levels by store and by stockkeeping unit. These systems allow the Company to compare current performance against historical performance and the current year's budget. Best Buy uses point-of-sale bar code scanning from which sales information is polled at the end of each day. The Company uses Electronic Data Interchange (EDI) with selected suppliers for the more efficient transmittal of purchase orders, shipping notices and invoices. The Company believes that the systems it has developed have the ability to continue to improve customer service, operational efficiency and management's ability to monitor critical performance indicators. Best Buy continuously assesses its information systems needs to support the Company's growth, improve decision making and increase efficiency. Major components of the Company's systems development plan for fiscal 2000 include support of its E-commerce initiative, development of systems to support the Company's technical services operations and continued improvement in its inventory management systems. The Company also intends to evaluate its enterprise reporting systems in fiscal 2000. See "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition" for a discussion of the effect of Year 2000 issues on management information systems.

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

         The Company's stores are open seven days and six evenings a week. A store is typically staffed by one manager, four assistant managers and an average staff ranging from 70 to 150 persons depending on store size. Approximately 60% of a store's staff, which includes product specialists and a support staff of cashiers and customer service and stock handling employees, is employed on a part-time basis. Store managers are paid a salary and have the opportunity to earn bonuses if their stores exceed sales and gross margin quotas, meet certain budget criteria in controlling expenses and achieve certain administrative goals.

         The Company has an employee development department which provides managers with a variety of tools to teach employees the core skills they need to meet their performance objectives. In the stores, Sales, Inventory, Operations and Merchandising managers undergo comprehensive training in their specialty areas, which include store operations, selling, managerial, training and communications skills. The retail selling and sales support teams receive a thorough orientation to the Company's industry and its business objectives. Sales personnel are trained to ask specific questions of customers to determine their needs and to present products, accessories and services that meet those expressed needs. Stores hold monthly "team meetings" to review store performance, Company focus and changes and modifications in operating procedures. Specialized product training is also conducted at these monthly meetings. The Company's policy is to staff store management positions with personnel promoted from within each store and to staff new stores from its pool of trained managers. However, as Best Buy continues to expand into new markets, it also recruits local management personnel who have valuable knowledge about the new market. The Company has an extensive store management development program to help support the increased rate of store growth. Managers are generally expected to train for a year prior to assuming full management responsibility.


Credit Policy

         Approximately 36% of store revenues are paid for in cash, with the remainder paid for by either major credit cards or the Best Buy private label credit card. The Company utilizes special financing offers to stimulate sales. Generally, these financing offers allow customers to purchase certain products with repayment terms ranging from 90 days to one year without a finance charge. The longer financing offers, generally those beyond six months, typically require minimum monthly payments to avoid the finance charge. The special financing offers are only provided to customers who qualify for Best Buy's private label credit card. The private label credit card allows these customers to obtain financing on purchases of merchandise at Best Buy stores through arrangements between the Company and independent financial institutions and consumer credit programs. The Company is generally able to qualify a new customer for credit on the spot, typically in less than five minutes. Receivables from private label credit card sales are sold, without recourse to the Company, to unaffiliated third party institutions. The Company receives payment from these institutions within 2 to 3 days following the sale.

Competition

         Consumer electronics retailers realized significant sales increases in 1999 driven by strong consumer spending, continued demand for personal computers and rapid consumer acceptance of new digital technology products such as DVD, digital phones and digital cameras. Meanwhile, the closing of competitors such as Sun TV and Appliance, Lechmere stores and selected Montgomery Ward Stores, store closings by other national and regional chains and Comp USA's acquisition of Computer City in fiscal 1999 have resulted in a concentration of sales among the top retailers in the industry. While the store based retailers continue to consolidate, alternative channels of distribution such as E-commerce and mail order shopping services are expanding. Retailing in each of the Company's product categories remains highly competitive and these new channels of distribution, while not yet providing significant competition to the Company, could become significant over time. Management believes, however, that the Company's own E-commerce initiative coupled with product knowledge, brand imaging, expertise and services capabilities of its retail stores effectively position the Company to meet the increased competition from E-commerce and mail order retailers.

         More effective advertising, a more customer-focused product assortment, improved product in-stock levels and better customer service have contributed to market share gains over the past year. Management believes that its store format and brand positioning distinguish the Company from most of its competitors by positioning the Company as the destination for new technology in a fun, informative and no-pressure shopping environment. The Company competes by aggressively advertising and emphasizing a broad product assortment, low prices, financing alternatives and service.

         The Company competes against consumer electronics retailers such as Circuit City and Radio Shack; computer superstores such as Comp USA; home office retailers such as Office Depot, Office Max and Staples; mass merchants such as Sears, Wal-Mart and Target; and entertainment software superstores owned by Musicland and Tower Records. The Company also competes against independent dealers, discount stores, wholesale clubs and mail order and E-commerce retailers.


Employees

         As of February 27, 1999, the Company had approximately 45,000 employees, of whom approximately 23,000 were part-time or seasonal employees. There are currently no collective bargaining agreements covering any of the Company's employees. The Company has not experienced a strike or work stoppage, and management believes that its employee relations are good.


ITEM 2.           PROPERTIES

         The Company's stores, most of which are leased, include sales space, inventory storage, management offices and employee areas. All of the leases provide for a fixed minimum rent with scheduled escalation dates and amounts. Leases for six of the stores have percentage rent provisions that range from
 .75% to 4% of gross sales at each location in excess of certain specified sales amounts and, in some cases, subject to a maximum annual rent. The initial terms of the leases range from 5 to 20 years and generally allow the Company to renew the leases for up to three additional five-year terms. The terms of a majority of the leases, including renewal options, extend beyond the year 2020. At February 27, 1999, the Company owned three of its operating retail store locations. Management expects to sell and lease back these properties in fiscal 2000.

         At February 27 1999, the Company utilized over 3.4 million square feet of distribution facilities including distribution centers in Bloomington, Minnesota; Ardmore, Oklahoma; Staunton, Virginia; Ontario, California; and Findlay, Ohio, and a software distribution center in Edina, Minnesota. The Company also operates leased satellite warehouses for major appliances in its major markets. The Company's corporate offices are located in a 350,000 square foot facility it owns in Eden Prairie, Minnesota. The Company also leases 260,000 square feet of office space in close proximity to its main corporate offices and will be adding additional space in fiscal 2000 to accommodate its expanding corporate support. In May 1999 the Company opened a new distribution center in Dinuba, California, replacing the Ontario, California distribution center and adding approximately 350,000 additional square feet.

ITEM 3.           LEGAL PROCEEDINGS

         The Company is involved in various legal proceedings arising during the normal course of conducting business. The resolution of those proceedings is not expected to have a material impact on the Company's financial condition.


THE EXECUTIVE OFFICERS OF THE REGISTRANT ARE AS FOLLOWS:

                                                                                                         Years
                                                                                                       with the
          Name               Age     Position With Company                                              Company
          ----               ---     ---------------------                                             --------
Richard M. Schulze            58     Chairman, Chief Executive Officer and Director                       32
Bradbury H. Anderson          49     President, Chief Operating Officer and Director                      25
Allen U. Lenzmeier            55     Executive Vice President and Chief Financial Officer                 14
Wade R. Fenn                  40     Executive Vice President - Marketing                                 18
Gary L. Arnold                47     Senior Vice President - Merchandising                                 4
Nancy C. Bologna              46     Senior Vice President - People & Learning                            --
Julie M. Engel                38     Senior Vice President - Advertising                                  17
Robert C. Fox                 48     Senior Vice President - Finance and Treasurer                        13
Kevin P. Freeland             41     Senior Vice President - Inventory Management                          3
Marc D. Gordon                38     Senior Vice President - Information Systems & CIO                     1
Wayne R. Inouye               46     Senior Vice President - Merchandising                                 3
Michael P. Keskey             44     Senior Vice President - Sales                                        10
Michael A. Linton             43     Senior Vice President - Strategic Marketing                          --
Michael London                50     Senior Vice President - Merchandising                                 2
George Z. Lopuch              49     Senior Vice President - Corporate Strategic Planning                  1
Joseph T. Pelano              51     Senior Vice President - Operations                                   10
Lowell W. Peters              58     Senior Vice President - Services                                      1
Charles A. Scheiderer         49     Senior Vice President - Logistics                                     4
Philip J. Schoonover          39     Senior Vice President - Merchandising                                 4
John C. Walden                39     President - E-commerce Division                                      --
Kenneth R. Weller             50     Senior Vice President - Sales                                         5

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

         ALLEN U. LENZMEIER has been Executive Vice President & CFO since April 1991 after having served as Senior Vice President - Finance and Operations and Treasurer of the Company from 1986. Mr. Lenzmeier joined the Company in 1984 and has also served as Vice President - Finance and Operations and Treasurer.

         WADE R. FENN has been Executive Vice President - Marketing since August 1995, having served as a Senior Vice President - Sales since 1991 and a Regional Vice President of the Company from 1987. Mr. Fenn joined the Company in 1980 as a salesperson and has also been employed by the Company as a store and district manager.

         GARY L. ARNOLD joined the Company in 1994 as Merchandise Manager of Music and was promoted to Vice President in 1996. Mr. Arnold was promoted to his current position of Senior Vice President - Merchandising in May 1998.

         NANCY C. BOLOGNA was promoted to her present position in May 1999. Ms. Bologna joined the company in February 1999 as Vice President - Organizational Effectiveness. Prior to joining Best Buy, Ms. Bologna worked as an Executive Development Consultant with KRW International, an executive development firm, and also as a clinical psychologist and administrator for Park Nicollet Clinic.

         JULIE M. ENGEL was promoted to her present position in April 1995. Ms. Engel joined the Company in July 1981 as Advertising Manager, was promoted to Advertising Director in 1984 and became Vice-President - Advertising in April 1987.

         ROBERT C. FOX has been Senior Vice President - Finance and Treasurer since April 1994, after having served as Vice President - Accounting since 1987 and Treasurer since 1993. Mr. Fox joined the Company in 1985 as Controller.

         KEVIN P. FREELAND was promoted to his present position in April 1997, after having served as Vice President - Inventory Management since 1995. Prior to joining Best Buy, Mr. Freeland spent more than eight years with Payless Shoe Source, where he held various positions in merchandise management, most recently as Vice President of Merchandise Distribution.

         MARC D. GORDON joined the Company in April 1998 as Senior Vice President - Information Systems & Chief Information Officer. Prior to joining Best Buy, Mr. Gordon had experience in the retail information systems area most recently as CIO for West Marine Products, a West Coast-based specialty retailer/wholesaler of marine products. Other positions have included senior manager with Andersen Consulting, a principal with a Boston IS consulting firm and Vice President of Information Systems with the Timberland Company.

         WAYNE R. INOUYE joined the Company in September 1995 as Senior Vice President - Merchandising. Prior to joining Best Buy, Mr. Inouye was with The Good Guys! for 10 years, most recently as Vice President of Merchandising.

         MICHAEL P. KESKEY was promoted to his present position in April 1997, having served as Vice President - Sales since 1996. Mr. Keskey joined the Company in 1988 and has held positions as a Store Manager, District Manager and Regional Manager.

         MICHAEL A. LINTON joined the Company in January of 1999 as Senior Vice President - Strategic Marketing. Mr. Linton has more than 19 years experience, most recently as Vice President of Marketing at Remington Products Corporation. Prior to that, he served as Vice President and General Manager of a product category at James River Corporation.

         MICHAEL LONDON was promoted to his present position in May 1998. Mr. London joined the Company in July 1996 as Vice President - General Merchandise. Prior to joining Best Buy, Mr. London served as Senior Vice President of Retail and Commercial Sales for Nordic Track and Executive Vice President for Central Tractor Farm & Country. Prior to that, Mr. London spent 22 years with Lechmere most recently as Senior Vice President - General Marketing Manager.

         GEORGE Z. LOPUCH joined the Company in March 1998 as Senior Vice President - Corporate Strategic Planning. Mr. Lopuch brings to Best Buy more than 18 years of retail industry experience. Most recently he served as Senior Vice President of Corporate Strategic Planning and Research at SuperValu, Inc.

         JOSEPH T. PELANO, JR was promoted to his present position in April 1997, having served as Vice President - Retail Store Operations since 1996. Mr. Pelano joined the Company in 1989 as Regional Operations Manager.

         LOWELL W. PETERS joined the Company in September 1997 as Senior Vice President - Services. Prior to joining Best Buy, Mr. Peters spent 34 years with Sears, where he held various positions in their service organization, most recently as Vice President Parts, Product Services.

         CHARLES A. SCHEIDERER was promoted to his current position in April 1998, having served as Vice President - Distribution and Logistics since July of 1997 and as General Manager of Distribution in 1994.

         PHILIP J. SCHOONOVER joined Best Buy in May 1995 and was promoted to Senior Vice President - Merchandising. Prior to joining Best Buy, Mr. Schoonover was the Executive Vice President for TOPS Appliance City where he worked for five years.

         JOHN C. WALDEN joined the Company in May 1999 as President of the Company's E-commerce Division. Mr. Walden has more than 17 years of experience, most recently as Chief Operating Officer of Peapod, Inc., an Internet retailer of groceries. Mr. Walden has held executive positions with Ameritech Corporation and Storage Technology Corporation.

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


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None.


                                     PART II


ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS

         The information set forth under the caption "Common Stock Prices" on page 28 of the Annual Report is incorporated herein by reference.


ITEM 6.           SELECTED FINANCIAL DATA

        The information set forth under the caption "Selected Consolidated Financial and Operating Data" on pages 20 and 21 of the Annual Report is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

        The information set forth under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 22 through 28 of the Annual Report is incorporated herein by reference.


ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company's operations are not currently subject to market risks for interest rates, foreign currency rates, commodity prices or other market price risks of a material nature.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements required by this Item, listed below, are contained in the Annual Report on the pages thereof indicated, and are expressly incorporated herein by this reference.

                                                                                           Page No.
                                                                                           --------
Consolidated balance sheets as of February 27, 1999
 and February 28, 1998                                                                          29
For the fiscal years ended February 27, 1999,
 February 28, 1998 and March 1, 1997
           Consolidated statements of earnings                                                  30
           Consolidated statements of cash flows                                                31
           Consolidated statements of changes in shareholders' equity                           32
           Independent auditor's report                                                         32
           Notes to consolidated financial statements                                          33-39

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


ITEM 11.          EXECUTIVE COMPENSATION

         The information set forth under the caption "Executive Compensation" on pages 9 through 17 of the Proxy Statement is incorporated herein by reference.


ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" on pages 4 through 6 of the Proxy Statement is incorporated herein by reference.


ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information set forth under the captions "Nominees and Directors" and "Certain Transactions" on pages 7 and 8 of the Proxy Statement is incorporated herein by reference.

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                  FORM 8-K

(a)      The following documents are filed as part of this report:

         1.       Financial Statements:

                  All financial statements of the Registrant as set forth under
                  Item 8 of this Report.

         2.       Financial Statement Schedules:

                  No schedules have been included since they are either not applicable or the information is included elsewhere herein.

         3.       Exhibits:

     Number                                    Description                                           Method of Filing
     ------                                    -----------                                           ----------------
     3.1          Amended and Restated Articles of Incorporation, as amended                                       (3)

     3.3          Amended and Restated By-Laws, as amended                                                   (2,4,5,7)

     4.1          Note Purchase Agreement with Principal Mutual Life Insurance Company,                            (6)
                  dated as of July 30, 1992

     4.2          Credit Agreement with US Bank National Association dated May 22, 1998                           (10)

     10.1         1987 Employee Non-Qualified Stock Option Plan, as amended                                       (12)

     10.2         1987 Directors' Non-Qualified Stock Option Plan, as amended                                      (1)

     10.3         Best Buy Co., Inc. Deferred Compensation Plan                                                    (9)

     10.4         Resolutions of the Board of Directors dated April 16, 1999 adopting                              (8)
                  the EVA-Registered Trademark- Incentive Program for senior officers

     10.5         1997 Employee Non-Qualified Stock Option Plan, as amended                                       (11)

     10.6         1997 Directors' Non-Qualified Stock Option Plan, as amended                                      (1)

     10.7         1994 Full-Time Employee Non-Qualified Stock Option Plan, as amended                              (1)

     13.1         1999 Annual Report to Shareholders                                                               (1)

     21.1         Subsidiaries of the Registrant                                                                   (1)

     23.1         Consent of Ernst & Young LLP                                                                     (1)

     27.1         1999 Fiscal Year End Financial Data Schedule                                                     (1)

         (1)      Document is filed herewith.

         (2) Exhibit so marked was filed with the Securities and Exchange Commission on May 23, 1995, as exhibit to the Form 10-K of Best Buy Co., Inc. and is incorporated herein by reference and made a part hereof.

         (3) Exhibit so marked was filed with the Securities and Exchange Commission on May 20, 1994, as exhibit to the Form 10-K of Best Buy Co., Inc. and is incorporated herein by reference and made a part hereof.

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

         (6) Exhibit so marked was filed with the Securities and Exchange Commission on October 12, 1992, as an exhibit to Form 10-Q of Best Buy Co., Inc., and is incorporated herein by reference and made a part hereof.

         (7) Exhibit so marked was filed with the Securities and Exchange Commission on May 28, 1997, as an exhibit to the Form 10-K of Best Buy Co., Inc., and is incorporated herein by reference and made a part hereof.

         (8) Exhibit so marked was filed with the Securities and Exchange Commission on April 29, 1999, as an exhibit to the preliminary Proxy Statement of Best Buy Co., Inc., and is incorporated herein by reference and made a part hereof.

         (9) Exhibit so marked was filed on April 3, 1998, as an exhibit to the Registration Statement on Form S-8 (Registration No. 333-49371) of Best Buy Co., Inc., and is incorporated herein by reference and made a part hereof.

         (10) Exhibit so marked was filed with the Securities and Exchange Commission on July 10, 1998, as an exhibit to Form 10-Q of Best Buy Co., Inc., and is incorporated herein by reference and made a part hereof.

         (11) Exhibit so marked was filed on August 20, 1998, as an exhibit to the Registration Statement on Form S-8 (Registration No. 333-61897) of Best Buy Co., Inc. and is incorporated herein by reference and made a part hereof.

         (12) Exhibit so marked was filed with the Securities and Exchange Commission on May 29, 1996, as an exhibit to the Form 10-K of Best Buy Co., Inc., and is incorporated herein by reference and made a part hereof.

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

(b)      Reports on Form 8-K

         A Form 8-K announcing a two-for-one stock split was filed February 22, 1999.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                BEST BUY CO., INC.
                                (Registrant)

                                By:      /s/ Richard M. Schulze
                                    ------------------------------------------
                                        Chairman and Chief Executive Officer

Dated: May 26, 1999

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on May 26, 1999.

/s/ Richard M. Schulze                 Chairman, Chief Executive Officer
---------------------------            and Director (principal executive
      Richard M. Schulze               officer)


/s/ Bradbury H. Anderson               President, Chief Operating Officer
---------------------------            and Director
      Bradbury H. Anderson


/s/ Allen U. Lenzmeier                 Executive Vice President and Chief
---------------------------            Financial Officer (principal
      Allen U. Lenzmeier               financial officer)


/s/ Robert C. Fox                      Sr. Vice President - Finance and
---------------------------            Treasurer (principal accounting
      Robert C. Fox                    officer)


/s/ Culver Davis, Jr.                  Director
---------------------------
      Culver Davis, Jr.


/s/ Yvonne R. Jackson                  Director
---------------------------
      Yvonne R. Jackson


/s/ Elliot S. Kaplan                   Director
---------------------------
      Elliot S. Kaplan


/s/ David H. Starr                     Director
---------------------------
      David H. Starr


/s/ Frank D. Trestman                  Director
---------------------------
      Frank D. Trestman


/s/ Hatim A. Tyabji                    Director
---------------------------
      Hatim A. Tyabji


/s/ James C. Wetherbe                  Director
---------------------------
     James C. Wetherbe