Form 10-Q
period 1999-05-29
BEST BUY CO INC
filed 1999-07-12
CIK 764478

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934
For the quarterly period ended May 29, 1999

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934
For the transition period from_______ to_______


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

At May 29, 1999, there were 203,806,000 shares of common stock, $.10 par value, outstanding.

                                                BEST BUY CO., INC.

                                  FORM 10-Q FOR THE QUARTER ENDED MAY 29, 1999


                                                      INDEX

                                                                                       Page
                                                                                       ----
Part I.      Financial Information

             Item 1.   Consolidated Financial Statements:

         a)  Consolidated balance sheets as of                                          3-4
             May 29, 1999, February 27, 1999 and
             May 30, 1998

         b)  Consolidated statements of earnings                                        4
             for the three months ended May 29, 1999 and May 30, 1998

         c)  Consolidated statement of changes in                                       4
             shareholders' equity for the three months
             ended May 29, 1999

         d)  Consolidated statements of cash flows                                      4
             for the three months ended May 29, 1999 and May 30, 1998

         e)  Notes to consolidated financial statements                                 8-4

             Item 2.   Management's Discussion and Analysis of                          10-13
                       Financial Condition and Results of Operations

             Item 3:   Quantitative and Qualitative Disclosures                         13
                       About Market Risk

Part II.     Other Information

             Item 6.   Exhibits and Reports on Form 8-K                                 14


Signatures                                                                              15

PART I - FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS



                                                     BEST BUY CO., INC.

                                                 CONSOLIDATED BALANCE SHEETS

                                                           ASSETS

                                                         ($ in 000)

                                                                      May 29,          February 27,          May 30,
                                                                       1999                 1999              1998
                                                                    (Unaudited)                            (Unaudited)
                                                                    ------------       ------------        --------------
  CURRENT ASSETS:
       Cash and cash equivalents                                       $ 510,883          $ 785,777             $ 397,298
       Receivables                                                       145,699            132,401                75,563
       Recoverable costs from developed
         properties                                                       84,258             73,956                25,917
       Merchandise inventories                                         1,111,396          1,046,366             1,101,144
       Other current assets                                               25,233             24,591                29,787
                                                                   -------------       ------------          ------------
                 Total current assets                                  1,877,469          2,063,091             1,629,709

  PROPERTY AND EQUIPMENT:
       Land and buildings                                                 24,524             23,158                21,200
       Leasehold improvements                                            177,805            174,495               161,797
       Furniture, fixtures and equipment                                 537,611            505,232               380,907
       Property under capital leases                                      29,079             29,079                29,079
                                                                   -------------       ------------          ------------
                                                                         769,019            731,964               592,983
       Less accumulated depreciation and
         amortization                                                    331,632            308,324               265,345
                                                                   -------------       ------------          ------------
                 Net property and equipment                              437,387            423,640               327,638

  OTHER ASSETS                                                            28,984             25,762                 9,948
                                                                   -------------       ------------          ------------
  TOTAL ASSETS                                                        $2,343,840         $2,512,493            $1,967,295
                                                                   =============       ============          ============

                              See notes to consolidated financial statements.

                                              BEST BUY CO., INC.

                                     LIABILITIES AND SHAREHOLDERS' EQUITY

                                                  ($ in 000)

                                                                        May 29,          February 27,             May 30,
                                                                          1999                1999                 1998
                                                                     (Unaudited)                               (Unaudited)
  CURRENT LIABILITIES:                                               ------------        -------------         -----------
          Accounts payable                                              $ 867,329           $1,011,746            $703,301
          Accrued compensation and related expenses                        53,834               86,667              40,702
          Accrued liabilities                                             225,931              211,555             164,074
          Income taxes payable                                             10,682               46,851                   -
          Current portion of long-term debt                                29,191               30,088              14,390
                                                                     ------------         ------------         -----------
                    Total current liabilities                           1,186,967            1,386,907             922,467

  LONG-TERM LIABILITIES                                                    39,356               30,943              26,187

  LONG-TERM DEBT                                                           28,402               30,509             207,247

  CONVERTIBLE PREFERRED SECURITIES OF SUBSIDIARY
                                                                                -                    -                 671

  SHAREHOLDERS' EQUITY:
          Preferred stock, $1.00 par value:
             Authorized - 400,000 shares;
             Issued and outstanding - none                                      -                    -                   -
          Common stock, $.10 par value:
             Authorized - 400,000,000 shares;
             Issued and outstanding 203,806,000
             203,621,000, and 200,619,000 shares,
             respectively                                                  20,380               10,181              10,031
          Additional paid-in capital                                      509,884              542,377             497,828
          Retained earnings                                               558,851              511,576             302,864
                                                                     -------------        ------------         -----------
             Total shareholders' equity                                 1,089,115            1,064,134             810,723
                                                                     -------------        ------------         -----------

  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $2,343,840           $2,512,493          $1,967,295
                                                                     =============        ============         ===========




                See notes to consolidated financial statements.

                                                  BEST BUY CO., INC.

                                         CONSOLIDATED STATEMENTS OF EARNINGS

                                         ($ in 000, except per share amounts)

                                                       (Unaudited)

                                                                                THREE MONTHS ENDED
                                                                      ------------------------------------
                                                                           May 29,                May 30,
                                                                            1999                   1998
                                                                      ------------            ------------
   Revenues                                                             $2,386,188              $1,943,664
   Cost of goods sold                                                    1,923,429               1,589,445
                                                                      ------------            ------------
   Gross profit                                                            462,759                 354,219

   Selling, general and administrative
       expenses                                                            390,301                 326,154
                                                                      ------------            ------------
   Operating income                                                         72,458                  28,065
   Net interest income (expense)                                             4,413                  (2,495)
                                                                      ------------            ------------

   Earnings before income tax expense                                       76,871                  25,570
   Income tax expense                                                       29,596                   9,845
                                                                      ------------            ------------

   Net earnings                                                           $ 47,275                $ 15,725
                                                                      ============            ============

   Basic earnings per share                                                $   .23                 $   .08
   Diluted earnings per share                                              $   .22                 $   .08

   Basic weighted average common
   shares outstanding (000's)                                              204,034                 191,571

   Diluted weighted average common
   shares outstanding (000's)                                              213,279                 199,781




                See notes to consolidated financial statements.

                                         BEST BUY CO., INC.

                      CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                               FOR THE THREE MONTHS ENDED MAY 29, 1999

                                             ($ in 000)

                                             (Unaudited)

                                                                            Additional
                                                           Common             paid-in              Retained
                                                           stock              capital              earnings
                                                         --------           ----------             --------
   Balance, February 27, 1999                            $ 10,181             $542,377             $511,576

   Stock options exercised                                    119                9,243                  -

   Tax benefit from stock options exercised                   -                 20,782                  -

   Two-for-one stock split                                 10,190              (10,190)                 -

   Repurchase of common stock                                (110)             (52,328)                 -

   Net earnings, three months ended
       May 29, 1999                                           -                    -                 47,275
                                                     -------------         -------------       ------------

   Balance, May 29, 1999                                 $ 20,380             $509,884             $558,851
                                                     ============          =============       ============




                              See notes to consolidated financial statements.

                                                 BEST BUY CO., INC.

                                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      ($ in 000)

                                                      (Unaudited)

                                                                                        THREE MONTHS ENDED
                                                                                 ---------------------------------
                                                                                     May 29,               May 30,
                                                                                       1999                  1998
                                                                                 -----------            ----------
OPERATING ACTIVITIES:
        Net earnings                                                                $ 47,275              $ 15,725
        Depreciation, amortization and other non-cash charges                         23,638                17,604
                                                                                 -----------            ----------
                                                                                      70,913                33,329
        Changes in operating assets and liabilities:
            Receivables                                                              (13,298)               20,139
            Merchandise inventories                                                  (65,030)              (40,356)
            Other current assets                                                        (642)                4,342
            Accounts payable                                                        (144,417)              (59,350)
            Other liabilities                                                        (10,543)              (25,439)
            Income taxes payable                                                     (15,387)              (24,608)
                                                                                  -----------            ----------
                 Total cash used in operating activities                            (178,404)              (91,943)
                                                                                  -----------            ----------

INVESTING ACTIVITIES:
        Additions to property and equipment                                          (36,937)              (12,084)
        Increase in recoverable costs from developed properties                      (10,302)              (17,702)
        Increase in other assets                                                      (2,949)               (3,580)
                                                                                 -----------            ----------
                 Total cash used in investing activities                             (50,188)              (33,366)
                                                                                 -----------            ----------

FINANCING ACTIVITIES:
        Repurchase of common stock                                                   (52,438)                  -
        Common stock issued                                                            9,140                 6,165
        Long-term debt payments                                                       (3,004)               (3,685)
                                                                                 -----------            ----------
                 Total cash (used in) provided by financing activities               (46,302)                2,480
                                                                                 -----------            ----------

DECREASE IN CASH AND CASH EQUIVALENTS                                               (274,894)             (122,829)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                     785,777               520,127
                                                                                 -----------            ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $510,883              $397,298
                                                                                 ===========            ==========

Amounts in this statement are presented on a cash basis and therefore may differ from those shown in other sections of this quarterly report.

Supplemental cash flow information:

Cash paid during the period for:
         Interest                                                                    $ 1,328             $ 9,443
         Income taxes                                                               $ 44,048             $28,891




                See notes to consolidated financial statements.

                               BEST BUY CO., INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION:

         The consolidated balance sheets as of May 29, 1999, and May 30, 1998, the related consolidated statements of earnings and cash flows for the three months then ended and the consolidated statement of changes in shareholders' equity for the three months ended May 29, 1999, are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included and were normal and recurring in nature. The Company's business is seasonal in nature and interim results are not necessarily indicative of results for a full year. These interim financial statements and the related notes should be read in conjunction with the financial statements and notes included in the Company's Annual Report to Shareholders for the fiscal year ended February 27, 1999, and incorporated by reference into the Company's 10-K. Certain prior year amounts have been reclassified to conform to current year presentation.

2.       INCOME TAXES:

         Income taxes are provided on an interim basis based upon management's estimate of the annual effective tax rate.

3.       EARNINGS PER SHARE:

         The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings per common share:

                                                                                          THREE MONTHS ENDED
                                                                                    -----------------------------
                                                                                      May 29,              May 30,
                                                                                       1999                 1998
                                                                                       ----                 ----
         Numerator (000's):
         Net earnings                                                                $47,275              $15,725
                                                                                    ========              =======

         Denominator (000's):
         Weighted average common shares outstanding                                  204,034              191,571
         Dilutive effect of employee stock options                                     9,245                8,210
                                                                                    --------             --------
         Weighted average common shares outstanding assuming dilution                213,279              199,781
                                                                                    ========             ========

         Basic earnings per share                                                      $ .23               $  .08
         Diluted earnings per share                                                    $ .22               $  .08

         In March 1999, the Company effected a two-for-one stock split in the form of a stock dividend. All common share and per share information reflects the stock split.

4.       RETIREMENT OF DEBT:

         On October 5, 1998, the Company redeemed its $150 million, 8 5/8% Senior Subordinated Notes due 2000, at 102.5% of their par value. In addition, in April 1998, over 99% of the Company's 6.5% Convertible Monthly Income Preferred Securities were converted into approximately
         20.4 million shares of common stock, increasing shareholders' equity by over $222 million net of $6.8 million in deferred offering costs. The remaining outstanding preferred securities were redeemed for cash of $671,000.

5.       SHARE REPURCHASE PROGRAM:

         In October 1998, the Company's Board of Directors approved the purchase of up to $100 million of the Company's common stock from time to time through open market purchases over the following twelve months. As of May 29, 1999, 1.1 million shares have been purchased at a cost of approximately $55 million.

                              BEST BUY CO., INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net earnings for the first quarter of fiscal 2000 were a record $47.3 million, or $.22 per share on a diluted basis, compared to $15.7 million, or $.08 per share, for the comparable period last year. Strong consumer spending and market share gains combined with continued improvement in gross profit margins were the principal factors generating the record results. In addition, earnings of over $250 million in the past four quarters, the retirement of over $380 million in debt in fiscal 1999 and improved inventory management strengthened the Company's balance sheet and reduced net interest by $6.9 million compared to the first quarter one year ago.

Revenues in the first quarter increased 23% to $2.386 billion compared to $1.944 billion in the first quarter last year. A comparable store sales increase of 13.3% on top of 15.3% for the first quarter last year and the operation of 24 net additional stores drove the increase in revenues. The comparable store sales increase was the sixth consecutive quarter of sales gains in excess of 10%. Improved store execution, better in-stock levels and more effective advertising allowed the Company to capitalize on the continued strength in its retail sector and achieve market share gains. Each of the Company's major product categories generated double-digit comparable store sales increases.

As of May 29,1999, the Company operated 313 stores compared to 289 stores one year ago. In the first quarter, the Company opened three of the approximately 45 new stores planned for fiscal 2000. New stores opened in the quarter included one store each in Reno, Nevada; Ft. Worth, Texas; and Sacramento, California. The Company also closed one store during the quarter. Of the remaining stores scheduled to open in fiscal 2000, 20 are expected to open during the second quarter, including entry into the new major markets of San Francisco, California and Jacksonville, Florida. Included in the total number of fiscal 2000 new store openings are about six new, small market format stores of approximately 30,000 square feet.

In the home office category, unit volume sales of personal computers increased significantly as compared to one year ago as average selling prices declined approximately 20% and the popularity of the Internet increased demand. The stronger unit volumes contributed to increased sales of the higher margin products and services that accompany the sales of personal computers.

Sales of analog video products such as televisions benefited from lower average selling prices and drove the sales increase in the consumer electronics category. Rapid acceptance of digital technology, such as DVD, digital camcorders and Digital Broadcast Satellite also contributed to the sales increase. Sales of DVD players continue to exceed industry expectations and the Company continues to effectively capitalize on the popularity of this new product.

Increased sales of entertainment software, which includes music and movies, computer software and video games were fueled by new releases from popular artists. In addition, the release of new DVD titles coupled with the increasing base of installed DVD players further drove the sales increases in this category. By year-end, the Company expects to offer over 2,000 DVD movie titles.

The appliance category continued to perform better than the industry as a whole. Strong new housing starts and a strengthened product assortment, including the addition of the Whirlpool line in the second quarter of last year, contributed to the gains in this category in the first quarter.

Retail store sales mix by major product category for the first quarter of the current and prior fiscal years was as follows:

                                                                THREE MONTHS ENDED
                                                      ------------------------------------
                                                      MAY 29, 1999            MAY 30, 1998
                                                      ------------            ------------
                  Home Office                               37%                    37%
                  Consumer Electronics
                           Video                            16                     15
                           Audio                            11                     11
                  Entertainment Software                    18                     19
                  Appliances                                 9                      9
                  Other                                      9                      9
                                                          ----                   ----
                           Total                           100%                   100%
                                                          ====                   ====

Gross profit margins improved significantly in the first quarter of fiscal 2000 to 19.4% of sales compared to 18.2% of sales in the first quarter of fiscal 1999. This improvement reflects the continuing benefit from the Company's marketing initiatives including improved inventory management, more effective advertising, and more profitable assortments within product categories. Also, the increase in sales of higher margin performance service plans in the first quarter to 4.1% of sales from 3.7% of sales last year contributed to the increased gross profit margin.

Selling, general and administrative expenses (SG&A) decreased to 16.4% of sales in the quarter, compared to 16.8% of sales in the first quarter last year. The improvement was due to leverage on operating expenses, in particular overhead and net advertising costs, resulting from the strong sales gains. SG&A as a percent of sales declined while the Company continued to invest in initiatives to improve business processes and operating performance. The year over year increase in SG&A spending was due principally to payroll-related expenses to support the Company's growth and strategic initiatives as well as increased retail store compensation due to the competitive labor market and continuing efforts to build a higher caliber staff. The Company's ability to report a 3% operating margin in the lowest volume quarter illustrates the return being generated by its investment in strategic initiatives. SG&A as a percent of gross margin fell to 84% from 92% in the first quarter of the prior year as gross margin gains continue to fund the Company's initiatives.

Net interest income was $4.4 million in the first quarter compared to net interest expense of $2.5 million in the same period last year. The improvement was primarily due to the conversion of the Company's 6.5% Convertible Monthly Income Preferred Securities into equity in the first quarter of fiscal 1999 and the early redemption of the Company's $150 million 8 5/8% Senior Subordinated Notes in the third quarter of fiscal
1999. Interest earned on higher cash balances resulting from faster inventory turns and earnings over the past four quarters in excess of $250 million also contributed to the improvement.

The Company's effective income tax rate for the first quarter was 38.5%, unchanged from the same quarter a year ago. The Company's effective tax rate could be impacted by changes in the taxability of investment income and state income tax rates.

FINANCIAL CONDITION

Working capital of $691 million at May 29,1999, was essentially unchanged from a year ago even after the early redemption of the Notes in the third quarter of fiscal 1999 and the acceleration of the Company's expansion plans which are being funded through operations. Cash and cash equivalents increased by $114 million as a result of improved inventory management and profitability improvements over the past four quarters. Merchandise inventories were essentially unchanged compared to last year, even with the net addition of 24 stores, as inventory turns approached seven times. The Company's net investment in inventory, inventory net of accounts payable, improved by approximately $150 million compared to last year's first quarter as a result of the faster inventory turns. The Company's cash position and net investment in inventory is impacted by the timing of payments to vendors and can vary significantly. Receivables increased by $70 million due primarily to higher business volumes as compared to last year's first quarter. The receivable balance was relatively unchanged from fiscal 1999 year-end. Recoverable costs from developed properties increased by $58 million due to development of new stores and a new distribution center which opened in May 1999. Accounts payable increased as compared to year ago levels as a result of the higher business volume. Accruals for payroll related liabilities increased as compared to last year's first quarter consistent with an expanding employee base needed to support the Company's growth. Other accrued liabilities increased as a result of outside services fees, the generally higher levels of business activity and increased income taxes due to the significant increase in earnings as compared to last year.

Capital spending in the first quarter of fiscal 2000 was $37 million compared to $12 million for the first quarter of fiscal 1999 as the Company invested in the stores scheduled to open in fiscal 2000. The majority of the stores to be opened in fiscal 2000 will incorporate the features of the Company's Concept IV store format. This format utilizes the 45,000 square foot prototype, features improved merchandising, signage and customer service and is expected to better address consumers needs as the industry progresses into new digital products. Also, during the quarter, the Company completed and opened a new distribution center in Dinuba, CA, which replaced a leased facility in Ontario, CA. Additionally, the Company continued its investment in new systems and technology to better position the Company for continued growth and generate improvements in its existing businesses.

Management expects total capital spending for fiscal 2000 to be approximately $400 million, exclusive of amounts to be recovered through subsequent sales and leasebacks, to support the Company's plans to open approximately 45 new stores and remodel or relocate approximately 20 stores. The Company also continues to invest in information systems to support the development of its e-commerce business and improve its Services division.

In October 1998, the Company's Board of Directors authorized the purchase of up to $100 million of the Company's common stock during the ensuing 12 months. Through May 29, 1999, 1.1 million shares had been purchased at a cost of $55 million. The Company expects to complete the repurchase program in the next four months.

In May 1998, the Company entered into an unsecured $220 million revolving credit facility, replacing the $365 million facility that was scheduled to mature in June 1998. The Company was able to reduce the size of the facility due to improved operating performance and better inventory management. The current facility is scheduled to mature on June 30, 2000 and can be extended for one year if certain conditions are met. Management is currently negotiating to reduce the facility to $100 million and extend the terms for an additional one to two years. The modification of the facility is also expected to make certain financial covenants less restrictive thereby providing the Company with additional flexibility.

Management believes that funds from the expected results of operations and available cash and cash equivalents will be sufficient to support the Company's anticipated expansion plans and strategic initiatives for the next year. The revolving credit facility and the Company's inventory financing program are also available for additional working capital needs or opportunities.

Year 2000 Readiness
The Company understands the material nature of the business issues surrounding computer processing of dates into and beyond the year 2000 (Y2K). Any computer program or computer chip-controlled device could harbor a Y2K processing issue. Typically, Y2K issues arise from systems or software processing only two digits representing a year. The absence of century digits (e.g., "19" for years 1900-1999, or "20" for years beginning in 2000) usually leads to false results from computer-controlled systems.

The Company recognized that Y2K issues existed within its computer programs and computer chip-controlled devices and has taken corrective action. The Company's actions to address Y2K issues began with the selection of a nationally recognized, experienced computer hardware and consulting firm to assist in both identifying and resolving these issues. The Company developed specific and detailed plans to correct Y2K issues and management believes the Company has made significant progress to date.

The majority of the Company's business processing applications operate on mainframe computer systems. Over five million lines of computer programming were scanned and analyzed to identify Y2K issues in these systems. To date, the Company has replaced approximately 95% of its existing computer code for these Y2K issues with corrective programming logic. Corrected logic was tested as changes were made. This portion of the Company's plan was completed in fiscal 1999 at a total cost of approximately $9 million in outside professional fees. In addition, the Company has dedicated a staff of its internal resources to address Y2K issues. Although the change to the calendar year 2000 is responsible for the majority of the Y2K issues, the Company's systems are fully functional in its current fiscal year 2000, which began February 28, 1999.

The Company is also replacing or installing certain computer hardware and software which will address new business applications, as well as Y2K issues. The timing of some of these projects has been accelerated to meet Y2K compliance. The Company expects to fund both the capital and expensed elements of resolving Y2K issues through funds generated from operations.

In addition to the mainframe system Y2K issues, the Company has substantially completed efforts to identify non-mainframe computer system Y2K issues and other potential Y2K issues. These issues include the Company's communication systems and operating systems at and between the Company's locations and support facilities. The Company has corresponded with its business partners, including merchandise suppliers and service providers to assess their ability to support the Company's operations with respect to their individual Y2K issues. These issues include data exchange with the Company, as well as the partners' production and shipping processes. The issues that were identified as part of this process have been prioritized in order of significance to the Company's operations and corrective action is being taken as appropriate. This portion of the Company's plan is expected to be completed at a total cost of approximately $8 million, of which the majority will be incurred in fiscal 2000.

The Company generally believes that the vendors that supply products to the Company for resale are responsible for the Y2K functionality of those products. However, should product failures occur, the Company may be required to address the administrative aspects of those failures such as handling product returns or repairs.

While the Company believes that it is pursuing the appropriate courses of action to ensure Y2K readiness, there can be no assurance that the objective will be achieved either internally or as it relates to business partners. Also, the Company can provide no assurance regarding potential impact on consumer spending that may result from concerns regarding the Y2K functionality of products. For the Y2K issues which, if not timely resolved, could have a significant impact on the Company's operations, the Company is continuing to develop contingency plans to minimize the impact of failure to achieve Y2K compliance. The Company has also devoted significant attention to planning for what could be the result of the most adverse consequence of Y2K issues. Management believes that adequate contingency plans are being developed to minimize the financial impact to the Company.

SAFE HARBOR PROVISIONS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (THE "1995 ACT")

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their companies. With the exception of historical information, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements and may be identified by the use of words such as "believe," "expect," "anticipate," "plan," "estimate," "intend" and "potential." Such statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. A variety of factors could cause the Company's actual results to differ materially from the anticipated results expressed in such forward-looking statements, including, among other things, general economic conditions, sales volumes, profit margins, the Company's and its suppliers' Year 2000 readiness, and the impact of labor markets and new product introductions on the Company's overall profitability. Readers are encouraged to review the Company's Current Report on Form 8-K filed on May 15, 1998, that describes additional important factors that could cause actual results to differ materially from those contemplated by the statements made herein.

ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's operations are not currently subject to market risks for interest rates, foreign currency rates, commodity prices or other market price risks of a material nature.

PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K:

          a.     Exhibits:                                     METHOD OF FILING

                 10.1  1997 Employee Non-Qualified Stock       Filed herewith
                       Option Plan, 1999 Amendment and
                       Restatement

                 10.2  1997 Directors' Non-Qualified Stock     Filed herewith
                       Option Plan, 1999 Amendment and
                       Restatement

                 10.3  1994 Full-Time Employee Non-Qualified   Filed herewith
                       Stock Option Plan, 1999 Amendment and
                       Restatement

                 27.1  Financial Data Schedule                 Filed herewith


          b.     Reports on Form 8-K:

                 None

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                          BEST BUY CO., INC.
                                                          (Registrant)





Date:  July 6, 1999                By: /s/  ALLEN U. LENZMEIER
                                       ----------------------------------
                                       Allen U. Lenzmeier, Executive Vice
                                       President & Chief Financial Officer
                                       (principal financial officer)





                                   By: /s/  ROBERT C. FOX
                                       ----------------------------------
                                       Robert C. Fox, Senior Vice President-
                                       Finance & Treasurer (principal
                                       accounting officer)