Form 10-Q
period 1999-08-28
BEST BUY CO INC
filed 1999-10-12
CIK 764478

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)
  X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---      EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 28, 1999 OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM               TO
                                                             -------------
         -----------------

Commission File Number:  1-9595


                               BEST BUY CO., INC.
             (Exact name of registrant as specified in its charter)

              Minnesota                                 41-0907483
  (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                  Identification No.)

               7075 Flying Cloud Drive                      55344
               Eden Prairie, Minnesota                    (Zip Code)
       (Address of principal executive offices)

                                  (612)947-2000
              (Registrant's telephone number, including area code)

                                       N/A
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                     ---   ---

At August 28, 1999, there were 205,270,000 shares of common stock, $.10 par value, outstanding.

                               BEST BUY CO., INC.

                 FORM 10-Q FOR THE QUARTER ENDED AUGUST 28, 1999


                                      INDEX

                                                                                                          Page
                                                                                                          ----
Part I.              Financial Information

                     Item 1.   Consolidated Financial Statements:

                 a)  Consolidated balance sheets as of                                                    3-4
                     August 28, 1999, February 27, 1999 and
                     August 29, 1998

                 b)  Consolidated statements of earnings                                                  5
                     for the three and six months ended August 28, 1999
                     and August 29, 1998

                 c)  Consolidated statement of changes in                                                 6
                     shareholders' equity for the six months
                     ended August 28, 1999

                 d)  Consolidated statements of cash flows                                                7
                     for the six months ended August 28, 1999
                     and August 29, 1998

                 e)  Notes to consolidated financial statements                                           8-9

                     Item 2.   Management's Discussion and Analysis of                                    10-15
                               Financial Condition and Results of Operations

                     Item 3:   Quantitative and Qualitative Disclosures                                   15
                               About Market Risk

Part II.             Other Information

                     Item 4.   Submission of Matters to a Vote of                                         16
                               Security Holders

                     Item 6.   Exhibits and Reports on Form 8-K                                           17

Signatures                                                                                                18

   PART I - FINANCIAL INFORMATION

   ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS



                               BEST BUY CO., INC.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                   ($ in 000)

                                                                      August 28,         February 27,        August 29,
                                                                         1999                 1999              1998
                                                                      (Unaudited)                            (Unaudited)
                                                                      -----------        ------------        -----------
  CURRENT ASSETS
       Cash and cash equivalents                                      $  473,444         $  785,777            $  491,632
       Receivables                                                       178,492            132,401               140,714
       Recoverable costs from developed
         properties                                                       89,699             73,956                48,045
       Merchandise inventories                                         1,287,646          1,046,366             1,167,966
       Other current assets                                               25,974             24,591                22,483
                                                                      ----------         ----------            ----------
                 Total current assets                                  2,055,255          2,063,091             1,870,840

  PROPERTY AND EQUIPMENT
       Land and buildings                                                 48,309             23,158                21,212
       Leasehold improvements                                            187,887            174,495               162,680
       Furniture, fixtures and equipment                                 610,831            505,232               395,360
       Property under capital leases                                      29,079             29,079                29,079
                                                                      ----------         ----------            ----------
                                                                         876,106            731,964               608,331
       Less accumulated depreciation and
         amortization                                                    353,286            308,324               280,137
                                                                      ----------         ----------            ----------
                 Net property and equipment                              522,820            423,640               328,194

  OTHER ASSETS                                                            30,099             25,762                 9,899
                                                                      ----------         ----------            ----------
  TOTAL ASSETS                                                        $2,608,174         $2,512,493            $2,208,933
                                                                      ==========         ==========            ==========


                See notes to consolidated financial statements.

                               BEST BUY CO., INC.

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                   ($ in 000)

                                                                       August 28,        February 27,         August 29,
                                                                          1999                1999                1998
                                                                      (Unaudited)                             (Unaudited)
                                                                      -----------        ------------         -----------
  CURRENT LIABILITIES
          Accounts payable                                             $1,058,921           $1,011,746          $  860,116
          Accrued compensation and related expenses                        68,097               86,667              48,403
          Accrued liabilities                                             237,175              258,406             190,972
          Current portion of long-term debt                                10,130               30,088             182,078
                                                                       ----------           ----------          ----------
                    Total current liabilities                           1,374,323            1,386,907           1,281,569

  LONG-TERM LIABILITIES                                                    42,045               30,943              26,664

  LONG-TERM DEBT                                                           25,690               30,509              35,295

  SHAREHOLDERS' EQUITY
          Preferred stock, $1.00 par value:
             Authorized - 400,000 shares;
             Issued and outstanding - none                                      -                    -                   -
          Common stock, $.10 par value:
             Authorized - 400,000,000 shares;
             Issued and outstanding 205,270,000,
             203,621,000 and 201,540,000 shares,
             respectively                                                  20,527               10,181              10,077
          Additional paid-in capital                                      527,717              542,377             508,329
          Retained earnings                                               617,872              511,576             346,999
                                                                       ----------           ----------          ----------
             Total shareholders' equity                                 1,166,116            1,064,134             865,405
                                                                       ----------           ----------          ----------

  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $2,608,174           $2,512,493          $2,208,933
                                                                       ==========           ==========          ==========

                   See notes to consolidated financial statements.

                               BEST BUY CO., INC.

                       CONSOLIDATED STATEMENTS OF EARNINGS

                      ($ in 000, except per share amounts)

                                   (Unaudited)


                                                             Three Months Ended                       Six Months Ended
                                                      --------------------------------       ---------------------------------
                                                       August 28,          August 29,         August 28,           August 29,
                                                          1999                1998               1999                 1998
                                                       -----------         ----------         ----------           ----------
   Revenues                                             $2,688,183         $2,182,124         $5,074,371           $4,125,788
   Cost of goods sold                                    2,156,120          1,771,775          4,079,549            3,361,220
                                                        ----------         ----------         ----------           ----------
   Gross profit                                            532,063            410,349            994,822              764,568

   Selling, general and administrative
       expenses                                            440,914            337,554            831,215              663,708
                                                        ----------         ----------         ----------           ----------
   Operating income                                         91,149             72,795            163,607              100,860
   Net interest income (expense)                             4,276             (1,010)             8,689               (3,505)
                                                        ----------         ----------         ----------           ----------
   Earnings before income tax expense                       95,425             71,785            172,296               97,355
   Income tax expense                                       36,404             27,650             66,000               37,495
                                                        ----------         ----------         ----------           ----------
   Net earnings                                         $   59,021         $   44,135         $  106,296           $   59,860
                                                        ==========         ==========         ==========           ==========

   Basic earnings per share                             $      .29         $      .22         $      .52           $      .30
   Diluted earnings per share                           $      .28         $      .21         $      .50           $      .29

   Basic weighted average common
   shares outstanding (000's)                              205,038            201,029             204,536             196,273

   Diluted weighted average common
   shares outstanding (000's)                              213,907            209,852             213,593             208,972


                      See notes to consolidated financial statements.

                               BEST BUY CO., INC.

            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                    FOR THE SIX MONTHS ENDED AUGUST 28, 1999

                                   ($ in 000)

                                   (Unaudited)


                                                                             Additional
                                                           Common              paid-in             Retained
                                                           Stock               Capital             earnings
                                                         ---------          ------------           ---------
   Balance, February 27, 1999                            $ 10,181             $542,377             $511,576

   Stock options exercised                                    333               27,235                 -

   Tax benefit from stock options exercised                  -                  65,658                 -

   Two-for-one stock split                                 10,190              (10,190)                -

   Repurchase of common stock                                (177)             (97,363)                -

   Net earnings, six months ended
       August 28, 1999                                       -                   -                  106,296
                                                         --------             --------             --------

   Balance, August 28, 1999                              $ 20,527             $527,717             $617,872
                                                         ========             ========             ========

                     See notes to consolidated financial statements.

                               BEST BUY CO., INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   ($ in 000)

                                   (Unaudited)

                                                                                           Six Months Ended
                                                                                 ---------------------------------
                                                                                 August 28,             August 29,
                                                                                    1999                   1998
                                                                                 -----------            ----------
OPERATING ACTIVITIES
        Net earnings                                                              $  106,296            $   59,860
        Depreciation, amortization and other non-cash charges                         46,110                36,322
                                                                                  ----------            ----------
                                                                                     152,406                96,182
        Changes in operating assets and liabilities:
            Receivables                                                              (46,091)              (45,012)
            Merchandise inventories                                                 (241,280)             (107,178)
            Other current assets                                                      (1,383)               11,409
            Accounts payable                                                          47,175                97,464
            Other liabilities                                                         36,441                (8,345)
                                                                                  ----------            ----------
                 Total cash (used in) provided by operating activities               (52,732)               44,520
                                                                                  ----------            ----------

INVESTING ACTIVITIES
        Additions to property and equipment                                         (144,733)              (31,124)
        Increase in recoverable costs from developed properties                      (15,743)              (39,830)
        Increase in other assets                                                      (3,933)               (3,531)
                                                                                  ----------            ----------
                 Total cash used in investing activities                            (164,409)              (74,485)
                                                                                  ----------            ----------

FINANCING ACTIVITIES
        Repurchase of common stock                                                   (97,540)                  -
        Common stock issued                                                           27,125                10,090
        Long-term debt payments                                                      (24,777)               (8,620)
                                                                                  ----------            ----------
                 Total cash (used in) provided by financing activities               (95,192)                1,470
                                                                                  ----------            ----------

DECREASE IN CASH AND CASH EQUIVALENTS                                               (312,333)              (28,495)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                     785,777               520,127
                                                                                  ----------            ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $  473,444            $  491,632
                                                                                  ==========            ==========


Amounts in this statement are presented on a cash basis and therefore may differ from those shown in other sections of this quarterly report.

Supplemental cash flow information
     Cash paid during the period for
         Interest                                                                 $    3,132            $   12,247
         Income taxes                                                             $   47,064            $   33,952


                     See notes to consolidated financial statements.

                               BEST BUY CO., INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION:

         The consolidated balance sheets as of August 28, 1999, and August 29, 1998, the related consolidated statements of earnings for the three and six months then ended, consolidated cash flows for the six months then ended and the consolidated statement of changes in shareholders' equity for the six months ended August 28, 1999, are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included and were normal and recurring in nature. The Company's business is seasonal in nature and interim results are not necessarily indicative of results for a full year. These interim financial statements and the related notes should be read in conjunction with the financial statements and notes included in the Company's Annual Report to Shareholders for the fiscal year ended February 27, 1999, and incorporated by reference into the Company's Annual Report on Form 10-K. Certain prior year amounts have been reclassified to conform to current year presentation.

2.       INCOME TAXES:

         Income taxes are provided on an interim basis based upon management's estimate of the annual effective tax rate. Management's revised estimate of the annual effective tax rate of 38.3% for fiscal 2000 reflects higher levels of tax exempt interest income. This revised annual estimate resulted in an effective rate of 38.1% for the second quarter.

3.       EARNINGS PER SHARE:

         The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings per common share:

                                                                   Three Months Ended                Six Months Ended
                                                                   ------------------                ----------------
                                                               August 28,      August 29,       August 28,      August 29,
                                                                  1999            1998             1999            1998
                                                                  ----            ----             ----            ----
          Numerator (000's):
               Net earnings                                       $59,021         $44,135         $106,296         $59,860
               Interest on preferred securities, net of tax          -               -                 -               771
                                                                  -------         -------         --------         -------
               Net earnings assuming dilution                     $59,021         $44,135         $106,296         $60,631
,                                                                 =======         =======         ========         =======

          Denominator (000's):
               Weighted average common shares
                   outstanding                                    205,038         201,029          204,536         196,273
               Effect of dilutive securities:
                   Employee stock options                           8,869           8,823            9,057           8,508
                   Preferred securities                            -               -                -                4,191
                                                                  -------         -------         --------         -------
               Weighted average common shares
                   outstanding assuming dilution                  213,907         209,852          213,593         208,972
                                                                  =======         =======          =======         =======

          Basic earnings per share                                $   .29         $   .22         $    .52         $   .30
          Diluted earnings per share                              $   .28         $   .21         $    .50         $   .29

         In March 1999, the Company effected a two-for-one stock split in the form of a stock dividend. All common share and per share information reflects the stock split.

4.       CREDIT FACILITY:

         In August 1999, the Company entered into an unsecured $100 million revolving credit facility, replacing the $220 million facility that was scheduled to mature in June 2000. The Company was able to reduce the size of the facility due to improved operating performance and better inventory management. In addition, the new facility makes certain financial covenants less restrictive thereby providing the Company with additional flexibility. The current facility is scheduled to mature in August 2002.

5.       SHARE REPURCHASE PROGRAMS:

         In October 1998, the Company's Board of Directors approved the purchase of up to $100 million of the Company's common stock from time to time through open market purchases over the following twelve months. As of August 28, 1999, this repurchase program was completed with a total of
         1.8 million shares purchased.

         In September 1999, the Company's Board of Directors approved the purchase of up to $200 million of the Company's common stock from time to time through open market purchases. This repurchase program has no stated expiration date.

                               BEST BUY CO., INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net earnings for the second quarter of fiscal 2000 were a record $59.0 million, or $.28 per share on a diluted basis, compared to net earnings of $44.1 million, or $.21 per share, for the comparable period last year. For the first six months of the current fiscal year net earnings were a record $106.3 million, or $.50 per share on a diluted basis, compared to $59.9 million, or $.29 per share, for the same period last year. Continued strength in consumer spending and market share gains combined with continued improvement in gross profit margins were the principal factors generating the record results. Pre-opening expenses incurred in connection with the opening of 19 new stores during the quarter reduced net earnings for the second quarter of the current year by approximately $8 million, or $.04 per diluted share. No new stores were opened in the second quarter of fiscal 1999.

Revenues in the second quarter increased 23% to $2.688 billion compared to $2.182 billion in the second quarter last year. Revenues in the first six months increased 23% to $5.074 billion compared to $4.126 billion last year. Comparable store sales increases of 11.1% for the second quarter and 12.2% year-to-date and a net increase of 43 new stores in the past twelve months drove the revenue increases. The Company's multi-year program to offer a more customer focused product assortment, improve in-stock levels and increase advertising effectiveness, coupled with successful retail execution, has allowed the Company to capitalize on the continued strength in the overall retail sector and generate comparable store sales increases in excess of 10% for seven consecutive quarters. Sales of digital technology products such as Digital Versatile Disc
(DVD), Digital Broadcast Satellite (DBS), digital cameras and camcorders, as well as strong sales of personal computers and music and movies, fueled the comparable store sales gains. All major product categories generated comparable store sales increases as the Company continued to gain market share.

As of August 28, 1999, the Company operated 332 stores compared to 289 stores one year ago. In the second quarter, the Company opened 19 new stores, including five new stores in the San Francisco market and the first three of the Company's new small market stores designed to serve markets with populations less than 200,000. The Company also expanded four stores and relocated three stores to larger facilities. The new stores and store expansions were Concept IV stores which feature improved merchandising, signage and customer service and are expected to better address customers' needs as the industry continues to progress into new digital products. The Company plans to open 23 new stores in the third quarter including entry into the new markets of San Diego, California; Jacksonville and Tallahassee, Florida; Richmond and Norfolk, Virginia; Rochester and Albany, New York; and Providence, Rhode Island. In addition, the Company announced plans to open 55 to 60 new stores in fiscal 2001, including entry into the New York metropolitan market with approximately twelve stores.

The Company is investing in building the systems infrastructure, vendor relationships and content base to support its developing e-commerce business, BestBuy.com. The Company is in the process of recruiting several new executives to fill critical leadership roles in developing its online presence. The Company anticipates introducing expanded product offerings on its website in early calendar 2000. Internet operations are not expected to contribute materially to the Company's total revenues in the current fiscal year.

Retail store sales mix by major product category for the three-month and six-month periods was as follows:

                                                    Three Months Ended                         Six Months Ended
                                                    ------------------                         ----------------
                                         August 28, 1999      August 29, 1998      August 28, 1999      August 29, 1998
                                         ---------------      ---------------      ---------------      ---------------
Home Office                                       36%                  36%                  36%                  36%
Consumer Electronics
          Audio                                   10                   11                   10                   11
          Video                                   16                   15                   16                   15
Entertainment Software                            17                   18                   18                   19
Appliances                                        11                   11                   10                   10
Other                                             10                    9                   10                    9
                                                 ---                  ---                  ---                  ---
          Total                                  100%                 100%                 100%                 100%
                                                 ===                  ===                  ===                  ===

In the home office category, the launch of an Internet Service Provider (ISP) subsidy offer on personal computers in the second quarter represented a significant change in the retailing of personal computers. The ISP subsidy offer quickly became common practice among retailers. The offer provides customers with an instant rebate on the purchase of a personal computer when the customer signs an extended contract to subscribe to Internet service provided by the ISP. This rebate to the customer is funded by the ISP which also bears the risk of collection of the monthly subscriber fees paid by the customer to the ISP. The Company believes it has had a distinct advantage by being able to provide the rebate to the customer at the time of the sale as opposed to utilizing a mail-in rebate used by most other retailers. This program has been successful in driving significant increases in unit volumes of personal computers, particularly the lower price point, entry-level models. The higher volumes have been sufficient to offset the decline in average selling price of computers sold by the Company and resulted in a double-digit comparable store sales increase in the home office category. The increased unit volumes also resulted in higher sales of accessories and performance service plans (PSPs) that accompany the sale of personal computer hardware.

Sales of digital technology products such as DVD, digital camcorders and DBS, as well as strong sales of analog products such as televisions and home theater systems, drove second quarter and year-to-date sales increases in the consumer electronics category. The Company remains the industry leader in DVD hardware sales market share and continues to effectively capitalize on the consumer demand for digital products.

Sales of entertainment software, which includes music and movies, computer software and video games, increased moderately in the second quarter. Sales of compact discs and DVD movies were particularly strong despite a lack of significant new releases. DVD movies outsold VHS movies for the first time in the second quarter due to consumers' rapid acceptance of the DVD format. The Company leads the industry in DVD software sales market share and, by year-end, expects to offer over 2,000 DVD movie titles aided by the expected release of Disney classic cartoon titles beginning in October. Strong sales of music and movies were offset by softer sales of computer software and video games due to declining average selling prices, a lack of new software titles and the anticipated transition to advanced technology game systems in the third quarter.

Management expects that comparable store sales increases could moderate in the future as comparisons become more difficult. Additionally, the Company's revenues are dependent upon adequate quantities of products from the Company's suppliers. While management does not currently expect product shortages, events such as natural disasters, component part availability, or supply issues resulting from year 2000 systems issues could impact the availability of product from the Company's suppliers and impact revenues.

Gross profit margin in the second quarter improved to 19.8% compared to 18.8% in the second quarter of fiscal 1999, a full 1% of sales improvement. Gross profit margin in the six-month period improved 1.1% of sales to 19.6% compared to 18.5% in the same period last year. These improvements reflect the continuing benefit from the Company's initiatives to generate more profitable product assortments, improve inventory management and enhance advertising effectiveness. Increased sales of higher margin PSPs and accessories favorably impacted margins in the quarter and year-to-date periods. Sales of PSPs accounted for 4.2% of total sales for both the second quarter and six-month period of the current year compared to 3.9% and 3.8% for the quarter and six-month period of the prior year, respectively. The Company's ongoing efforts to reduce inventory shrink also contributed to the margin improvements. Management expects gross profit margins will continue to exceed prior year levels in the second half of this year. However, an expected seasonal change will result in a lower gross profit margin in the second half of the year as compared to the first half. This change is due, in part, to a seasonal product sales mix shift, which typically includes more personal computers and fewer appliances and mobile electronics. In addition, promotional activity typically increases during the holiday season and during store grand opening events. The percentage of higher margin PSP sales in the mix declines during the holiday season, also impacting gross profit margins in the second half of the year.

Selling, general and administrative (SG&A) expenses increased to 16.4% of sales in the quarter compared to 15.5% in the second quarter last year. Year-to-date, SG&A expenses increased to 16.4% of sales in the current year compared to 16.1% for the same period last year. These increases were largely due to hiring and training costs associated with the opening of 19 new stores during the quarter, as well as significant grand opening advertising costs associated with the entry into the San Francisco market. The pre-opening costs of approximately $450,000 per store plus the grand opening advertising expenses increased second quarter SG&A expenses by approximately $13 million, or 0.5% of sales, compared to the same period last year. Of the 19 new stores opened in the current year's second quarter, ten were opened in the last month of the quarter. As a result, the benefits of the pre-opening costs incurred in opening those stores will not be fully realized until the second half of the year. The remainder of the increase in SG&A spending was due principally to expenses incurred to support the Company's increased expansion plans, as well as investments in personnel and strategic initiatives expected to produce longer-term benefits. These costs include training and development of retail store management, developing the Company's e-commerce business and enhancing systems that support retail and service operations. Excluding the impact of the new store opening costs, SG&A expenses as a percentage of gross margin declined to 80% in the second quarter as compared to 82% in the second quarter last year, and operating margin improved to 3.9% compared to 3.3% in the same quarter one year ago. This leverage is consistent with management's intent to fund expansion and business improvement initiatives through increased gross profit margins. Management currently expects that SG&A spending will continue to increase on a year-over-year basis. Higher sales volumes in the second half of the year, combined with higher year-over-year gross margin rates, are expected to result in improved operating income margins in the second half of the year.

Net interest income was $4.3 million in the second quarter and $8.7 million year-to-date compared to net interest expense of $1.0 million and $3.5 million, respectively, in the same periods last year. These improvements were principally due to the early retirement of the Company's $150 million 8-5/8% Senior Subordinated Notes in the third quarter of fiscal 1999 and the conversion into equity of the Company's $230 million in preferred securities in the first quarter of fiscal 1999. Interest earned on higher cash balances resulting from faster inventory turns and earnings over the past four quarters in excess of $270 million also contributed to the improvement.

The Company's effective income tax rate for the second quarter was 38.1%, compared to 38.5% for the same quarter a year ago and 38.3% year-to-date compared to 38.5% for the year-to-date period last year. The Company's effective tax rate is primarily impacted by the taxability of investment income and state income taxes. Management's revised estimate of the annual effective tax rate of 38.3% for fiscal 2000 reflects higher levels of tax-exempt interest income. This revised annual estimate resulted in an effective rate of 38.1% in the second quarter.

FINANCIAL CONDITION

Working capital of $681 million at August 28, 1999 improved from $589 million a year ago. Cash and cash equivalents decreased by only $18 million compared to one year ago even with the retirement of over $180 million in debt, the repurchase of $100 million of the Company's common stock and the investment in new stores, corporate facilities and other initiatives to grow the business. Cash and cash equivalents decreased by $312 million compared to February 27, 1999, primarily due to investment in new stores and corporate facilities and the repurchase of $98 million of the Company's common stock in the first half of fiscal 2000. Merchandise inventories increased by $120 million compared to the second quarter last year, or 10%, while the number of stores open at the end of the second quarter increased by 15% and sales increased by 23% as inventory turns continued to improve. The rolling twelve month inventory turns improved nearly one full turn to 7.0 times for the period ended August 28, 1999, compared to 6.1 times for the period ended August 29, 1998. The Company's net investment in inventory, inventory net of accounts payable, was $229 million at August 28, 1999, down from $308 million at

August 29, 1998. Merchandise inventories increased by $241 million compared to February 27, 1999, largely due to seasonality and the net addition of 21 stores in the first six months of fiscal 2000. The Company's cash position and net investment in inventory are impacted by the timing of payments to vendors and can vary significantly. Receivables increased by $38 million as compared to a year ago and $46 million compared to last fiscal year-end primarily due to higher business volumes including amounts due from the ISP subsidy provider. Recoverable costs from developed properties increased by $42 million compared to last year primarily due to the development of new stores. Other assets and long-term liabilities both increased due to the Company's deferred compensation plan, established in fiscal 1999. Accounts payable increased as compared to a year ago and last fiscal year-end as a result of the higher business volume and increased inventory levels. Accruals for payroll related liabilities increased as compared to last year's second quarter consistent with an expanding employee base needed to support the Company's growth, but decreased versus the prior fiscal year-end due to the payment of fiscal 1999 bonuses. Other accrued liabilities increased compared to August 29, 1998, as a result of the overall higher levels of business activity.

Capital spending in the first six months of fiscal 2000 was $145 million compared to $31 million for the same period last year as the Company invested in the 22 stores opened during the first six months and the 23 additional stores slated to open in the third quarter of fiscal 2000. Additionally, the Company invested in expanding its corporate facilities to support the growth of the business, the most significant investment being the purchase of an additional office building to supplement the Company's existing corporate office. The Company also continued to invest in new systems and technology to better position the Company for continued growth and generate improvements in its existing business.

Management expects total capital spending for fiscal 2000 to be approximately $400 million, exclusive of amounts expected to be recovered through subsequent sales and leasebacks, related to the Company's 45 new stores and 13 remodeled, expanded or relocated stores in fiscal 2000. Capital spending for the current year also includes expenditures required to support the Company's plans to open 55 to 60 stores in fiscal 2001, as well as further expansion of the Company's corporate headquarters capacity. In addition, the Company continues to invest in information systems to support the development of its e-commerce business and to improve its Services division.

In October 1998, the Company's Board of Directors authorized the purchase of up to $100 million of the Company's common stock over a twelve month period. This repurchase program was completed in the second quarter of fiscal 2000 as the Company purchased a total of 1.8 million shares. In September 1999, the Board authorized the purchase of up to an additional $200 million of the Company's common stock.

In August 1999, the Company entered into an unsecured $100 million revolving credit facility, replacing the $220 million facility that was scheduled to mature in June 2000. The Company was able to reduce the size of the facility due to improved operating performance and better inventory management. In addition, the new facility makes certain financial covenants less restrictive thereby providing the Company with additional flexibility. The current facility is scheduled to mature in August 2002.

Management believes that funds from the expected results of operations, and available cash and cash equivalents will be sufficient to support the Company's anticipated expansion plans and strategic initiatives for the next year. The revolving credit facility and the Company's inventory financing program are also available for additional working capital needs or opportunities.

YEAR 2000 READINESS

The Company recognized the material nature of the business issues surrounding computer processing of dates into and beyond the year 2000 (Y2K) and began taking corrective action in 1997. The Company's actions to address Y2K issues began with the selection of a nationally recognized, experienced computer hardware and consulting firm to assist in both identifying and resolving these issues. The Company developed specific and detailed plans to correct Y2K issues and management believes the Company has essentially completed all of the activities within its control to ensure the Company's systems are Y2K compliant. The Company has funded both the capital and expensed elements of resolving Y2K issues through funds generated from operations.

The majority of the Company's business processing applications operate on mainframe computer systems. The Company has replaced and tested all of the existing computer code effected by Y2K issues and the Company's mainframe systems are fully functional in its current fiscal year 2000, which began February 28, 1999. This portion of the Company's plan was completed last fiscal year at a cost of approximately $9 million in outside professional fees.

The Company has completed efforts to identify non-mainframe computer system Y2K issues and other potential Y2K issues. These issues include the Company's communication systems and operating systems at and between the Company's retail locations and support facilities. This portion of the Company's plan was completed at a total cost of approximately $9 million, with the majority incurred in the current year.

The Company has replaced or installed certain non-mainframe computer hardware and software that addressed new business application needs, as well as Y2K issues. The timing was accelerated for certain projects to meet Y2K compliance. The only implementation activities remaining are implementation testing of the systems that support the Company's Services division and the in-store register system. Testing for both systems is expected to be completed during the third quarter.

The Company has communicated with its business partners, including significant merchandise suppliers and service providers to assess their ability to support the Company's operations with respect to their individual Y2K issues. These issues include data exchange with the Company, as well as the business partners' ability to maintain their production and shipping processes. The issues that were identified as part of this assessment have been prioritized in order of significance to the Company's operations and corrective actions are being taken as appropriate. All assessments have been scored and rated according to the risk to the Company's business. Both the Company's business partners and the Company's Y2K technical team collaborated on the ratings. To date, all of the Company's business partners deemed to have a potential material impact on the Company's operations have been assessed. Action plans were developed for each business partner that posed a material risk to the Company's ongoing operations. Actions, which include working with existing vendors to maintain the supply chain, will be taken through the end of the calendar year to minimize these risks.

The Company has also documented and reviewed the key internal processes required to operate its business. Each process was examined to determine if systems or third-party Y2K failures could impact the Company's business operations. Contingency plans to deal with potential business disruptions caused by Y2K failures will be completed in the third quarter. To further prepare for possible disruptions, the Company has planned a series of century change preparation activities including the creation of a Y2K internal call center to centrally manage Y2K events and support remote operations.

The Company generally believes that the vendors that supply products to the Company for resale are responsible for the Y2K functionality of those products. However, should product failures occur, the Company may be required to address certain aspects of those failures such as handling product returns or repairs. Actions to address this risk is included in the Company's contingency plans.

While the Company believes that it is pursuing the appropriate course of action to ensure Y2K readiness, there can be no assurance that the objective will be achieved either internally or as it relates to its business partners. Also, the Company can provide no assurance regarding potential impact on consumer spending that may result from concerns regarding the Y2K functionality of products. For the Y2K issues which, if not timely resolved, could have a significant impact on the Company's operations, the Company is continuing to develop contingency plans to minimize the impact of failure to achieve Y2K compliance. The Company has also devoted significant attention to planning for what could be the result of the most adverse consequence of Y2K issues including infrastructure failure or failure of core internal process systems. Management believes that appropriate actions have been taken to minimize the financial impact to the Company.

SAFE HARBOR PROVISIONS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (THE "1995 ACT")

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their companies. With the exception of historical information, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements and may be identified by the use of words such as "believe," "expect," "anticipate," "plan," "estimate," "intend" and "potential." Such statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. A variety of factors could cause the Company's actual results to differ materially from the anticipated results expressed in such forward-looking statements, including, among other things, general economic conditions, product availability, sales volumes, profit margins, the Company's and its suppliers' Year 2000 readiness, and the impact of labor markets and new product introductions on the Company's overall profitability. Readers are encouraged to review the Company's Current Report on Form 8-K filed on May 15, 1998, that describes additional important factors that could cause actual results to differ materially from those contemplated by the statements made herein.

ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's operations are not currently subject to market risks for interest rates, foreign currency rates, commodity prices or other market price risks of a material nature.

PART II - OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

a) The Regular Meeting of the Shareholders of the Company was held June 24, 1999. The following individuals were elected at the meeting as Class 2 Directors of the Company to serve until the 2001 Regular Meeting of Shareholders. Shares voted were as follows:

          Elliott S. Kaplan

                         Shares For                    182,265,036
                         Shares Withheld                 2,949,339

          Richard M. Schulze

                         Shares For                    184,488,175
                         Shares Withheld                   726,200

          Hatim A. Tyabji

                         Shares For                    184,487,972
                         Shares Withheld                   726,403



          Shareholders ratified the appointment of the following individual as a Class 1 Director of the Company to serve until the 2000 Regular Meeting of Shareholders. Shares voted were as follows:

          David H. Starr

                         Shares For                    184,291,532
                         Shares Against                    795,564
                         Shares Abstaining                 127,279

          Other matters voted on and the results of voting were as follows:

          Shareholders ratified the appointment of Ernst & Young LLP, as the Company's independent auditor for the fiscal year which began on February 28, 1999, with shares voted as follows:

                         Shares For                    185,029,179
                         Shares Against                     79,504
                         Shares Abstaining                 105,692

          Shareholders approved the Company's EVA-Registered Trademark-Incentive Program, with shares voted as follows:

                         Shares For                    177,992,116
                         Shares Against                  6,988,037
                         Shares Abstaining                 234,222

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K:

         a.   Exhibits:                                         Method of Filing
                                                                ----------------
              10.1    Credit Agreement dated August 9, 1999     Filed herewith

              27.1    Financial Data Schedule                   Filed herewith


         b.   Reports on Form 8-K:

              None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    BEST BUY CO., INC.
                                    (Registrant)





Date:  October 12, 1999           By: /s/  ALLEN U. LENZMEIER
                                       ---------------------------------------
                                          Allen U. Lenzmeier, Executive Vice
                                          President & Chief Financial Officer
                                          (principal financial officer)





                                   By: /s/  ROBERT C. FOX
                                       ----------------------------------------
                                          Robert C. Fox, Senior Vice President-
                                          Finance & Treasurer (principal
                                          accounting officer)