Form 10-Q
period 1999-11-27
BEST BUY CO INC
filed 2000-01-11
CIK 764478

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 27, 1999
         OR



         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____


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

                                 (612) 947-2000
              (Registrant's telephone number, including area code)

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

At November 27, 1999, there were 204,411,000 shares of common stock, $.10 par value, outstanding.

                               BEST BUY CO., INC.

                FORM 10-Q FOR THE QUARTER ENDED NOVEMBER 27, 1999


                                      INDEX

                                                                                                        PAGE
                                                                                                        ----
Part I.              Financial Information
                     Item 1.   Consolidated Financial Statements:

            a)       Consolidated balance sheets as of                                                  3-4
                     November 27, 1999, February 27, 1999 and
                     November 28, 1998

            b)       Consolidated statements of earnings                                                  5
                     for the three and nine months ended November 27, 1999
                     and November 28, 1998

            c)       Consolidated statement of changes in                                                 6
                     shareholders' equity for the nine months
                     ended November 27, 1999

            d)       Consolidated statements of cash flows                                                7
                     for the nine months ended November 27, 1999
                     and November 28,1998

            e)       Notes to consolidated financial statements                                        8-10

                     Item 2.        Management's Discussion and Analysis of                           11-15
                                    Financial Condition and Results of Operations

                     Item 3.        Quantitative and Qualitative Disclosures                             16
                                    About Market Risk

Part II.             Other Information

                     Item 6.        Exhibits and Reports on Form 8-K                                     16

Signatures                                                                                               17


PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS



                               BEST BUY CO., INC.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                   ($ in 000)

                                                                      November 27,                             November 28,
                                                                          1999           February 27,             1998
                                                                      (Unaudited)           1999               (Unaudited)
                                                                      -----------        ------------          -----------
  CURRENT ASSETS
       Cash and cash equivalents                                      $  514,797         $   785,777           $   409,373
       Receivables                                                       383,461             132,401               278,468
       Recoverable costs from developed properties                        87,377              73,956                75,329
       Merchandise inventories                                         2,082,543           1,046,366             1,684,928
       Other current assets                                               40,601              33,900                31,878
                                                                      -----------        ------------          -----------
           Total current assets                                        3,108,779           2,072,400             2,479,976

  PROPERTY AND EQUIPMENT
       Land and buildings                                                 51,905              23,158                22,946
       Leasehold improvements                                            221,434             174,495               164,140
       Furniture, fixtures and equipment                                 679,391             505,232               455,084
       Property under capital leases                                      29,079              29,079                29,079
                                                                      -----------        ------------          -----------
                                                                         981,809             731,964               671,249
       Less accumulated depreciation and amortization                    372,722             308,324               297,822
                                                                      -----------        ------------          -----------
           Net property and equipment                                    609,087             423,640               373,427

  OTHER ASSETS                                                            54,187              35,583                22,114
                                                                      -----------        ------------          -----------
  TOTAL ASSETS                                                        $3,772,053         $ 2,531,623           $ 2,875,517
                                                                      -----------        ------------          -----------
                                                                      -----------        ------------          -----------

                See notes to consolidated financial statements.

                               BEST BUY CO., INC.

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                   ($ in 000)

                                                                       November 27,                             November 28,
                                                                           1999           February 27,             1998
                                                                       (Unaudited)            1999              (Unaudited)
                                                                       -----------        ------------          -----------
 CURRENT LIABILITIES
          Accounts payable                                             $2,070,254          $1,011,746           $1,534,021
          Accrued compensation and related expenses                        78,691              86,667               59,270
          Accrued liabilities                                             359,062             282,711              265,657
          Current portion of long-term debt                                 9,046              30,088               32,132
                                                                       -----------        ------------          -----------
              Total current liabilities                                 2,517,053           1,411,212            1,891,080

  LONG-TERM LIABILITIES                                                    72,932              55,957               59,794

  LONG-TERM DEBT                                                           23,679              30,509               31,830

  SHAREHOLDERS' EQUITY
          Preferred stock, $1.00 par value:
             Authorized - 400,000 shares;
             Issued and outstanding - none                                      -                   -                    -
          Common stock, $.10 par value:
             Authorized - 400,000,000 shares;
             Issued and outstanding 204,411,000,
             203,621,000 and 201,764,000 shares,
             respectively                                                  20,441              10,181               10,088
          Additional paid-in capital                                      473,296             542,377              510,145
          Retained earnings                                               664,652             481,387              372,580
                                                                       -----------        ------------          -----------
             Total shareholders' equity                                 1,158,389           1,033,945              892,813
                                                                       -----------        ------------          -----------

  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $3,772,053          $2,531,623           $2,875,517
                                                                       -----------        ------------          -----------
                                                                       -----------        ------------          -----------

                See notes to consolidated financial statements.

                               BEST BUY CO., INC.

                       CONSOLIDATED STATEMENTS OF EARNINGS

                      ($ in 000, except per share amounts)

                                   (Unaudited)

                                                                          Three Months Ended          Nine Months Ended
                                                                    ---------------------------   ---------------------------
                                                                    November 27,   November 28,   November 27,   November 28,
                                                                        1999           1998           1999           1998
                                                                    ------------   ------------   ------------   ------------
Revenues                                                             $ 3,107,337    $ 2,492,467    $ 8,179,408    $ 6,608,616
Cost of goods sold                                                     2,516,970      2,048,252      6,596,519      5,409,472
                                                                    ------------   ------------   ------------   ------------

Gross profit                                                             590,367        444,215      1,582,889      1,199,144

Selling, general and administrative
    expenses                                                             467,779        353,985      1,298,994      1,017,693
                                                                    ------------   ------------   ------------   ------------

Operating income                                                         122,588         90,230        283,895        181,451

Net interest income (expense)                                              4,451         (3,190)        13,140         (6,695)
                                                                    ------------   ------------   ------------   ------------

Earnings before income tax expense                                       127,039         87,040        297,035        174,756

Income tax expense                                                        48,650         33,497        113,770         67,281
                                                                    ------------   ------------   ------------   ------------

Net earnings                                                         $    78,389    $    53,543    $   183,265    $   107,475
                                                                    ------------   ------------   ------------   ------------
                                                                    ------------   ------------   ------------   ------------
Basic earnings per share                                             $       .38    $       .27    $       .90    $       .54
Diluted earnings per share                                           $       .37    $       .25    $       .86    $       .52

Basic weighted average common
shares outstanding (000's)                                               204,784        201,612        204,618        198,070

Diluted weighted average common
shares outstanding (000's)                                               212,760        210,046        213,430        209,346


               See notes to consolidated financial statements.

                               BEST BUY CO., INC.

            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                   FOR THE NINE MONTHS ENDED NOVEMBER 27, 1999

                                   ($ in 000)

                                   (Unaudited)

                                                                                   Additional
                                                                       Common        paid-in        Retained
                                                                       stock         capital        earnings
                                                                     ---------      ---------      ---------
Balance, February 27, 1999                                           $  10,181      $ 542,377      $ 481,387

Stock options exercised                                                    357         30,140           --

Tax benefit from stock options exercised                                  --           69,386           --

Two-for-one stock split                                                 10,190        (10,190)          --

Repurchase of common stock                                                (287)      (158,417)          --

Net earnings, nine months ended
    November 27, 1999                                                     --             --          183,265
                                                                     ---------      ---------      ---------

Balance, November 27, 1999                                           $  20,441      $ 473,296      $ 664,652
                                                                     ---------      ---------      ---------
                                                                     ---------      ---------      ---------

                See notes to consolidated financial statements.

                               BEST BUY CO., INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   ($ in 000)

                                   (Unaudited)

                                                                       Nine Months Ended
                                                                  ---------------------------
                                                                  November 27,   November 28,
                                                                       1999          1998
                                                                  ------------   ------------
OPERATING ACTIVITIES
        Net earnings                                              $   183,265    $   107,475
        Depreciation, amortization and other non-cash charges          71,134         56,394
                                                                  ------------   ------------
                                                                      254,399        163,869
        Changes in operating assets and liabilities:
            Receivables                                              (251,060)      (182,766)
            Merchandise inventories                                (1,036,177)      (624,140)
            Other assets                                               (7,562)        (3,525)
            Accounts payable                                        1,058,508        771,369
            Other liabilities                                         153,542         82,183
                                                                  ------------   ------------
                 Total cash provided by operating activities          171,650        206,990
                                                                  ------------   ------------

INVESTING ACTIVITIES
        Additions to property and equipment                          (255,624)       (95,040)
        Increase in recoverable costs from developed properties       (13,421)       (67,114)
        Increase in other assets                                      (16,841)        (3,245)
                                                                  ------------   ------------
                 Total cash used in investing activities             (285,886)      (165,399)
                                                                  ------------   ------------

FINANCING ACTIVITIES
        Repurchase of common stock                                   (158,704)        (2,462)
        Common stock issued                                            29,832         12,148
        Long-term debt payments                                       (27,872)      (162,031)
                                                                  ------------   ------------
                 Total cash used in financing activities             (156,744)      (152,345)
                                                                  ------------   ------------

DECREASE IN CASH AND CASH EQUIVALENTS                                (270,980)      (110,754)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                      785,777        520,127
                                                                  ------------   ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $   514,797    $   409,373
                                                                  ------------   ------------
                                                                  ------------   ------------

Amounts in this statement are presented on a cash basis and therefore may differ from those shown in other sections of this quarterly report.

Supplemental cash flow information:
        Cash paid during the period for:
            Interest:                                             $  3,879       $ 23,822
            Income taxes:                                         $ 47,595       $ 60,728


                See notes to consolidated financial statements.

                               BEST BUY CO., INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION:

         The consolidated balance sheets as of November 27, 1999, and November 28, 1998, the related consolidated statements of earnings for the three and nine months then ended, consolidated cash flows for the nine months then ended and the consolidated statement of changes in shareholders' equity for the nine months ended November 27, 1999, are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included and were normal and recurring in nature. The Company's business is seasonal in nature and interim results are not necessarily indicative of results for a full year. These interim financial statements and the related notes should be read in conjunction with the financial statements and notes included in the Company's Annual Report to Shareholders for the fiscal year ended February 27, 1999, and incorporated by reference into the Company's Annual Report on Form 10-K. Certain prior year amounts have been reclassified to conform to the current year presentation.

2.       CHANGE IN ACCOUNTING POLICY - PERFORMANCE SERVICE PLANS:

         The Company sells performance service plans (PSPs) on behalf of an unrelated third party. In December 1999, the staff of the Securities and Exchange Commission (SEC Staff) announced its position with respect to the accounting for revenues from insured extended service contracts, such as PSPs. The SEC Staff indicated that in those states where a retailer is deemed to be the obligor, net revenues from the sales of service contracts should be recognized over the life of the underlying contract rather than at the time of the sale. The designation of a retailer as the obligor varies depending in large part on applicable state regulations. The Company had, until the third quarter of fiscal 2000, recognized the net commission revenue from the sale of all insured PSPs at the time of sale.

         Effective as of the beginning of the third quarter of fiscal 2000, the Company has changed its accounting policy with respect to the recognition of revenues from the sale of obligor service contracts. Pursuant to the Company's new policy, the Company recognizes revenues, net of direct selling expenses (consisting primarily of a lump sum payment due to the administrator at the time of sale), ratably over the terms of the contracts sold, generally two to five years. Previously, the Company recognized all revenues, net of direct selling expenses, for the sale of obligor service contracts at the time of sale. That accounting policy was adopted in fiscal 1996, the year the Company began selling insured PSPs. The Company has and will continue to recognize net commission revenues from the sale of non-obligor service contracts at the time of sale. The Company has given retroactive effect to this new accounting policy by restating its previously published financial statements beginning with fiscal 1996. The impact of the restatement on the consolidated statements of operations for the three and nine month periods ended November 28, 1998, is as follows (in thousands, except per share amounts):

                                                       Three Months Ended                    Nine Months Ended
                                                -------------------------------     -------------------------------
                                                As Previously                       As Previously
                                                   Reported        As Restated         Reported        As Restated
                                                 November 28,      November 28,      November 28,      November 28,
                                                     1998              1998              1998              1998
                                                 ------------      ------------      ------------      ------------
        Revenues                                 $2,493,843         $2,492,467        $6,619,631        $6,608,616
        Cost of goods sold                        2,048,252          2,048,252         5,409,472         5,409,472
                                                 ------------      ------------      ------------      ------------
        Gross profit                                445,591            444,215         1,210,159         1,199,144
        Selling, general and
             administrative expenses                353,985            353,985         1,017,693         1,017,693
                                                 ------------      ------------      ------------      ------------
        Operating income                             91,606             90,230           192,466           181,451
        Income tax expense                           34,027             33,497            71,522            67,281
        Net earnings                                 54,389             53,543           114,249           107,475
                                                 ------------      ------------      ------------      ------------
                                                 ------------      ------------      ------------      ------------
        Basic earnings per share                       $.27               $.27              $.58              $.54
        Diluted earnings per share                     $.26               $.25              $.55              $.52


         In addition, the restatement also resulted in changes to the consolidated balance sheets as of February 27, 1999 and November 28, 1998, the statement of earnings for the nine-month period ended November 28, 1998, and certain classifications within the statements of cash flows for the nine-month period ended November 28, 1998. As of the beginning of fiscal 2000, the restatement resulted in a net reduction in retained earnings of approximately $30 million. The revenue deferred under the new policy will be recognized over the lives of the related contracts.

3.       INCOME TAXES:

         Income taxes are provided on an interim basis based upon management's estimate of the annual effective tax rate.

4.       EARNINGS PER SHARE:

         The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings per share:

                                                                     Three Months Ended                 Nine Months Ended
                                                               -----------------------------      -----------------------------
                                                               November 27,     November 28,      November 27,     November 28,
                                                                   1999             1998             1999              1998
                                                               ------------     ------------      ------------     ------------
          Numerator (000's):
               Net earnings                                     $  78,389        $  53,543         $ 183,265         $ 107,475
               Interest on preferred securities, net of tax            -             -                  -                  770
                                                               ------------     ------------      ------------     ------------
               Net earnings assuming dilution                   $  78,389        $  53,543         $ 183,265         $ 108,245

          Denominator (000's):
               Weighted average common shares
                   outstanding                                    204,784          201,612           204,618           198,070
               Effect of dilutive securities:
                   Employee stock options                           7,976            8,434             8,812             5,690
                   Preferred securities                              -                 -                  -              5,586
                                                               ------------     ------------      ------------     ------------
               Weighted average common shares
                   outstanding assuming dilution                  212,760          210,046           213,430           209,346

          Basic earnings per share                              $     .38        $     .27         $     .90         $     .54
          Diluted earnings per share                            $     .37        $     .25         $     .86         $     .52

         Net earnings reflect the change in accounting for PSPs described in
         Note 2 and have been restated as necessary.

         In March 1999, the Company effected a two-for-one stock split in the form of a stock dividend. All share and per share information reflects the stock split.

5.       CREDIT FACILITY:

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

6.       SHARE REPURCHASE PROGRAMS:

         In October 1998, the Company's Board of Directors approved the purchase of up to $100 million of the Company's common stock from time to time through open market purchases over the following twelve months. This repurchase program was completed in the second quarter of fiscal 2000 with a total of 1.8 million shares purchased.

         In September 1999, the Company's Board of Directors approved the purchase of up to $200 million of the Company's common stock from time to time through open market purchases. This repurchase program has no stated expiration date. As of November 27, 1999, 1.1 million shares have been purchased at a cost of approximately $61 million.

                               BEST BUY CO., INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Net earnings for the third quarter of fiscal 2000 were a record $78.4 million, or $.37 per share on a diluted basis, compared to net earnings of $53.5 million, or $.25 per share, for the comparable period last year. For the first nine months of the current fiscal year, net earnings were a record $183.3 million, or $.86 per share on a diluted basis, compared to $107.5 million, or $.52 per share, for the same period last year. A combination of new products, strong consumer demand and improved execution of selling strategies at the Company's retail stores has generated market share gains and improved gross profit margins resulting in record quarterly and year-to-date financial performance. Quarterly net earnings have exceeded those of the comparable quarter of the prior year by 30% or more for the past ten consecutive quarters.

Results of operations reflect a change in accounting and restatement of previously reported amounts where necessary to reflect recent SEC Staff guidance on accounting for extended service contracts, as more fully described in Note 2 to the accompanying financial statements. Net earnings for the third quarter of fiscal 2000 were $.38 per share before being reduced by $2.0 million, or $.01 per share, to reflect the change. The combined reduction to retained earnings through February 27, 1999, totals approximately $30 million. For the nine-month period, net earnings were reduced by $3.4 million, or $.01 per share. For the prior year's third quarter and year-to-date periods, results were restated and reduced earnings by $846,000 and $6.8 million, or $.01 and $.03 per share, respectively.

Revenues in the third quarter increased 25% to $3.107 billion compared to $2.492 billion in the third quarter last year. Revenues in the first nine months increased 24% to $8.179 billion compared to $6.609 billion last year. Comparable store sales increases of 9.2% for the third quarter and 11.1% year-to-date and a net increase of 42 new stores in the past twelve months drove the revenue increases. All major product categories generated comparable store sales increases for the eighth consecutive quarter. Sales of digital technology products such as Digital Versatile Disc (DVD), Digital Broadcast Satellite (DBS), digital cameras and camcorders, as well as strong sales of video games fueled the comparable store sales gains. Management believes that the comparable store sales gains illustrate the Company's ability to successfully bring new products and selling strategies to market and capture market share. Management expects that comparable store sales increases could moderate in the future, as the compounding effect of the sales gains over the past two years makes future increases more difficult.

As of November 27, 1999, the Company operated 354 stores compared to 312 stores one year ago. In the third quarter, the Company opened 22 new stores, including entry into the markets of Norfolk and Richmond, Virginia; Albany and Rochester, New York; Jacksonville and Tallahassee, Florida; and San Diego, California. Included in the 22 new store openings were three small market stores designed to serve markets with populations under 200,000. All new stores opened during the quarter were Concept IV stores which feature improved merchandising, signage and customer service and are expected to better address customers' needs as the industry continues to progress into new digital products. The Company also relocated six stores and expanded two stores to the Concept IV format during the third quarter. In fiscal 2001, the Company plans to open approximately 60 new stores including entry into the New York metropolitan market.

The Company continues to invest in building the systems infrastructure and content base to support its developing e-commerce business, BestBuy.com. The Company has filled most of the critical leadership roles for BestBuy.com and has finalized agreements with nearly all major vendors to offer an expanded product assortment on-line. The Company's objective is to begin rolling out its expanded online product assortment in the first quarter of fiscal 2001.

Retail store sales mix by major product category for the three-month and nine-month periods was as follows:

                                                     Three Months Ended                        Nine Months Ended
                                                     ------------------                        -----------------
                                             November 27,         November 28,         November 27,          November 28,
                                                 1999                 1998                 1999                  1998
                                                 ----                 ----                 ----                  ----
Home Office                                        36%                  38%                  36%                  37%
Consumer Electronics
          Audio                                    10                   10                   10                   10
          Video                                    17                   17                   17                   16
Entertainment Software                             19                   19                   18                   19
Appliances                                          8                    8                    9                   10
Other                                              10                    8                   10                    8
                                                 ----                 ----                 ----                  ----
          Total                                   100%                 100%                 100%                 100%
                                                 ----                 ----                 ----                  ----
                                                 ----                 ----                 ----                  ----

In the home office category, sales of personal computers benefited throughout the quarter from subsidy offers provided by Internet Service Providers (ISPs). The offers provide customers with an instant rebate on the purchase of a personal computer when the customer signs a contract to subscribe to Internet service provided by the ISP. This rebate to the customer is funded by the ISP, who also bears the risk of collection of the monthly subscriber fees paid by the customer to the ISP. Nearly 500,000 customers have signed up for the ISP offers since the offers began in July. Average selling prices of computers have remained relatively flat for the last two quarters, but declined 20-25% compared to the third quarter of fiscal 1999. The year-over-year decline in average selling prices was offset by an increase in unit volume driven in part by the ISP subsidy. The increased unit volume stimulated sales of ancillary products and services such as accessories and PSPs.

Digital technology continued to be the driving force in consumer electronics with digital product sales currently representing more than eight percent of the Company's total sales for the quarter. Digital technology products such as DVD hardware, digital satellite systems and digital camcorders made strong contributions to the quarterly comparable store sales increase. While not yet significant to total revenues, digital television sales increased as a result of an expanded number of models available, lower price points and more programming options. Sales of DBS systems are expected to increase in markets where local programming is available as a result of recent federal legislation permitting local broadcast signals to be offered over DBS Systems. Sales of large screen televisions and home theater systems also contributed to the overall sales increase.

In the entertainment software category, sales of compact discs and DVD movies were particularly strong driven by solid in-stock levels and a consistent flow of new music releases and new DVD movie releases including new Disney classics. Strong sales of DVD players, with price points beginning under $200, continued to positively impact DVD software sales. The Company believes it has the largest assortment of DVD movies of any retailer and has increased the retail floor space dedicated to DVD movies to accommodate more than 1,800 DVD movie titles, an increase of 30% over last year. Sales of video games were strong, benefiting from the launch of Sega's 128-bit Dreamcast system and the popularity of newly released software titles.

Gross profit margin in the third quarter improved to 19.0% compared to 17.8% in the third quarter of fiscal 1999. Gross profit margin for the nine-month period improved 1.3% of sales to 19.4% compared to 18.1% in the same period last year. These improvements reflect the ongoing benefit from the Company's initiatives to generate more profitable product assortments, improve inventory management and enhance advertising effectiveness. A more profitable sales mix, as well as higher gross profit margins in most product categories, were significant contributors to the year-over-year improvements. In addition, increased sales of higher margin PSPs and accessories favorably impacted margins in the quarter and year-to-date periods stimulated by higher unit volume sales of personal computers and digital products. Sales of PSPs accounted for 4.1% and 4.2% of sales for the third quarter and nine-month periods of the current year, respectively, compared to 3.8% for both the quarter and nine-month periods of the prior year. Management expects that while gross profit margins will continue to improve over prior year levels, the improvement will not be as significant due to benefits already realized from progress on the Company's strategic initiatives. The gross profit margin in the third quarter of this fiscal year improved by 3% of sales, over the third quarter two years ago. Also, a traditionally lower margin product sales mix and a lower level of PSP sales during the high-volume holiday season could result in a lower gross profit margin in the fourth quarter of the year as compared to the first three quarters.

Selling, general and administrative (SG&A) expenses increased to 15.1% of sales in the quarter compared to 14.2% in the third quarter last year. Year-to-date, SG&A expenses increased to 15.9% of sales in the current year compared to 15.4% in the same period last year. The increases were largely due to three factors. Store labor expenses have increased as a result of hiring a more highly skilled sales staff to support higher levels of sales of complex products, including the new digital technology products that have contributed to the sales and gross profit margin gains. The higher skilled labor has also resulted in increased sales of the basket of products and services that accompany a major product purchase. These labor costs, coupled with a decline in average selling prices of products, particularly personal computers, have led to a higher ratio of labor to revenues. Also, the increased rate of store expansion and preparation for approximately 60 new stores in fiscal 2001, compared to only 28 new stores in fiscal 1999, has led to an increased number of managers in the Company's management development program. Finally, personnel expenses and consulting costs have increased as a result of the Company's programs to re-engineer systems and processes and implement the technological infrastructure to provide long-term benefits and position the Company for further growth. All of these expenses have been funded through year-over-year increases in gross profit margins, as illustrated by the decrease in SG&A expenses as a percent of gross profit margin to 79.2% and 82.1% for the third quarter and nine-month periods of the current year, respectively, as compared to 79.7% and 84.9% for the same periods, respectively, in the prior fiscal year. Management currently expects that SG&A spending will continue to increase on a year-over-year basis, however seasonally higher sales volumes in the fourth quarter are expected to result in a traditionally lower ratio of SG&A expenses as a percentage of sales compared to the first three quarters of the year.

Net interest income was $4.5 million in the third quarter and $13.1 million year-to-date compared to net interest expense of $3.2 million and $6.7 million in the same periods, respectively, last year. These improvements were principally due to the early retirement of the Company's $150 million 8-5/8% Senior Subordinated Notes in the third quarter of fiscal 1999 and the conversion into equity of the Company's $230 million in preferred securities in the first quarter of fiscal 1999. Interest earned on higher cash balances resulting from faster inventory turns and improved profitability also contributed to the improvement.

The Company's effective income tax rate for the third quarter and first nine months of the current fiscal year was 38.3%, compared to 38.5% for the same periods last year. The Company's effective tax rate is primarily impacted by the levels and taxability of investment income, as well as state income taxes.

In December 1999, the Company announced its plans to form a comprehensive strategic alliance with Microsoft Corp. (Microsoft) that encompasses development of broadband and narrowband technology, as well as in-store and online efforts. The parties signed a letter of intent that provides for significant joint marketing in Best Buy's retail stores, online and through print/broadcast vehicles, profit sharing, the promotion of BestBuy.com throughout Microsoft's properties, and technology assistance. In addition, the agreement is expected to provide for the issuance of $200 million of Best Buy stock to Microsoft in exchange for cash.

Also, in December 1999, BestBuy.com made a $10 million strategic equity investment in Collabrative Media, Inc. dba etown.com, the leading online information and shopping source for buyers of consumer electronics products. In connection with the investment, the Company has obtained non-exclusive license rights to etown.com's editorial content including more than 4,200 product profiles and unbiased, expert product reviews and side-by-side product comparisons. BestBuy.com intends to integrate selective portions of this content into its new Internet shopping site.

FINANCIAL CONDITION

Working capital of $592 million at November 27, 1999 was essentially unchanged from $589 million one year ago. Cash and cash equivalents increased by $105 million compared to one year ago even with the repurchase of approximately $160 million of the Company's common stock and the investment of over $330 million in new stores, systems, and corporate facilities in the past 12 months. Merchandise inventories increased by approximately $400 million compared to the third quarter last year, a 24% increase consistent with the rate of sales growth. Inventory turns continued to improve while in-stock levels remained strong in preparation for the holiday selling season. Rolling twelve-month inventory turns improved to 6.8 times from 6.2 times for the period one year ago. The Company's net investment in inventory (i.e., inventory net of accounts payable) was $12 million at November 27, 1999, down from $151 million at November 28, 1998. The Company's cash position and net investment in inventory are impacted by the timing of payments to vendors and can vary significantly. Receivables increased by $105 million as compared to a year ago and $251 million compared to last fiscal year end, primarily due to higher business volumes including amounts due from the ISP subsidy providers. Recoverable costs from developed properties increased by $12 million compared to last year, primarily due to the development of new stores. Other assets and long-term liabilities both increased due to the investments and deferrals related to the Company's deferred compensation plan. Acquisition of leasehold rights also contributed to the increase in other long-term assets. Accounts payable increased as compared to a year ago as a result of the higher business volume and increased inventory levels. Accruals for payroll related liabilities increased as compared to last year's third quarter which is consistent with the expanding employee base needed to support the Company's growth. Other accrued liabilities increased compared to November 28, 1998, as a result of the overall higher levels of business activity.

Capital spending in the first nine months of fiscal 2000 was $256 million compared to $95 million for the same period last year as the Company invested in 44 new stores and 13 remodeled, expanded or relocated stores opened in fiscal 2000. Additionally, the Company expanded its corporate facilities to support the growth of the business, the most significant investment being the purchase of an additional office building to supplement the Company's existing corporate office. The Company also continued to invest in new systems and technology to better position the Company for continued growth and generate improvements in its existing business. Management expects total capital spending for fiscal 2000 to be approximately $400 million, exclusive of the amounts expected to be recovered through subsequent sales and leasebacks.

In October 1998, the Company's Board of Directors authorized the purchase of up to $100 million of the Company's common stock over a twelve-month period. This repurchase program was completed in the second quarter of fiscal 2000, with a total of 1.8 million shares purchased. In September 1999, the Board authorized the purchase of up to an additional $200 million of the Company's common stock. During the third quarter, the Company repurchased 1.1 million shares of stock at a cost of approximately $61 million under this plan, bringing the total amount of stock repurchased in the current fiscal year under both stock repurchase plans to approximately $160 million.

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

Management believes that funds from the expected results of operations and available cash and cash equivalents will be sufficient to support the Company's anticipated expansion plans and strategic initiatives for the next year. The revolving credit facility and the Company's inventory financing program are also available for additional working capital needs or investment opportunities.

YEAR 2000

The Company recognized the material nature of the business issues surrounding computer processing of dates into and beyond the year 2000 (Y2K) and began taking corrective action in 1997. The Company's efforts included replacing and testing Y2K affected mainframe computer code, identifying and resolving non-mainframe computer hardware and software Y2K issues, assessing the Y2K readiness of the Company's business partners and developing contingency plans. Management believes the Company has completed all of the activities within its control to ensure that the Company's systems are Y2K compliant.

The Company's Y2K readiness costs were approximately $18 million, including $9 million in outside professional fees. Of the total costs, approximately $9 million were incurred in the current fiscal year. The Company funded both the capital and expensed elements of resolving Y2K issues through funds generated from operations.

The Company successfully completed its Y2K rollover without any major problems or disruptions. All of the Company's stores, logistics operations, service centers and corporate support areas were fully functional subsequent to the Y2K rollover. The Company is not aware that any of its major business partners have experienced significant Y2K issues. Additionally, the Company generally believes that the vendors that supply products to the Company for resale are responsible for the products' Y2K functionality. To date, the Company's efforts in handling customer product returns and repairs at its retail stores have not been significant.

Although the Company's Y2K rollover was successful, there are some remaining Y2K-related risks. These risks include potential product supply issues and other non-operational issues. Management believes appropriate action has been taken to address these remaining Y2K issues and contingency plans are in place to minimize the financial impact to the Company.

While the Company believes that it has pursued the appropriate course of action to ensure Y2K readiness, there can be no assurance that this objective will be achieved as it relates to its business partners or its remaining internal Y2K issues.


SAFE HARBOR PROVISIONS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (THE "1995 ACT")

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their companies. With the exception of historical information, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements and may be identified by the use of words such as "believe," "expect," "anticipate," "plan," "estimate," "intend" and "potential." Such statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. A variety of factors could cause the Company's actual results to differ materially from the anticipated results expressed in such forward-looking statements, including, among other things, general economic conditions, product availability, sales volumes, profit margins and the impact of labor markets and new product introductions on the Company's overall profitability. Readers are encouraged to review the Company's Current Report on Form 8-K filed on May 15, 1998, that describes additional important factors that could cause actual results to differ materially from those contemplated by the statements made herein.

ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's operations are not currently subject to market risks for interest rates, foreign currency rates, commodity prices or other market price risks of a material nature.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K:

         a.      Exhibits:                                                                     Method of Filing
                                                                                               ----------------
                 10.1    1997 Directors' Non-Qualified Stock Option Plan;
                         1999-2 Amendment and Restatement                                      Filed herewith

                 27.1    Financial Data Schedule                                               Filed herewith

         b.      Reports on Form 8-K:

                 Announcement of $200 million stock repurchase program filed on September 23, 1999.

                 Announcement of new member of Company's Board of Directors filed on September 27, 1999.

                 Announcement of new member of Company's Board of Directors filed on November 19, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  BEST BUY CO., INC.
                                  (Registrant)





Date:  January 11, 2000           By: /s/  Allen U. Lenzmeier
                                     ---------------------------------------
                                       Allen U. Lenzmeier, Executive Vice
                                       President & Chief Financial Officer
                                       (principal financial officer)





                                  By: /s/  Robert C. Fox
                                     ----------------------------------------
                                       Robert C. Fox, Senior Vice President-
                                       Finance & Treasurer (principal
                                       accounting officer)