Form 10-K/A
period 1999-02-27
BEST BUY CO INC
filed 2000-02-14
CIK 764478

QuickLinks

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment Number 1)

(Mark One)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED FEBRUARY 27, 1999.

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-9595

BEST BUY CO., INC.
(Exact Name of Registrant as Specified in its Charter)

Minnesota (State of Incorporation)	41-0907483 (I.R.S. Employer Identification No.)
7075 Flying Cloud Drive Eden Prairie, Minnesota (Address of principal executive offices)	55344 (Zip Code)

Registrant's telephone number, including area code: 612-947-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.10 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    The aggregate market value of voting stock held by non-affiliates of the Registrant on April 30, 1999, was approximately $5,527,000,000. On that date, there were 204,643,509 shares of Common Stock issued and outstanding.

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's Annual Report to Shareholders for the year ended February 27, 1999 ("Annual Report") are incorporated by reference into Part II.

    Portions of the Registrant's Proxy Statement dated May 21, 1999 for the regular meeting of shareholders to be held June 24, 1999 ("Proxy Statement") are incorporated by reference into Part III.

    The Registrant's financial statements for the fiscal years ended February 27, 1999, February 28, 1998, March 1, 1997 and March 2, 1996 have been restated and are included herein. Items 6, 7, 8 and 14 of the Registrant's report on Form 10-K are hereby amended in their entirety as follows:

ITEM 6. SELECTED FINANCIAL DATA

$ in thousands, except per share amounts

Fiscal Period(1)	1999(8)		1998(8)		1997(8)		1996(8)		1995		1994(6)		1993		1992		1991(7)		1990
Statement of Earnings Data
Revenues	$10,064,646		$8,337,762		$7,757,692		$7,214,828		$5,079,557		$3,006,534		$1,619,978		$929,692		$664,823		$512,850
Gross profit	1,814,523		1,311,688		1,045,890		933,951		690,393		456,925		284,034		181,062		141,657		120,341
Selling, general and administrative expenses	1,463,281		1,145,280		1,005,675		813,988		568,466		379,747		248,126		162,286		130,681		107,194
Operating income	351,242		166,408		40,215		119,963		121,927		77,178		35,908		18,776		10,976		13,147
Earnings before cumulative effect of accounting change	216,282		81,938		(6,177)		46,425		57,651		41,710		19,855		9,601		4,540		5,683
Net earnings (loss)	216,282		81,938		(6,177)		46,425		57,651		41,285		19,855		9,601		(9,457)		5,683
Per Share Data(2)
Earnings before cumulative effect of accounting change	$1.03		$.46		$(0.04)		$.27		$.32		$.26		$.14		$.08		$.05		$.06
Net earnings (loss)	1.03		.46		(0.04)		.27		.32		.25		.14		.08		(.10)		.06
Common stock price: High	49		15	19/64	6	9/16	7	13/32	11	5/16	7	55/64	3	59/64	2	61/64		59/64		47/64
Low	14	3/4	2	5/32	1	31/32	3	3/16	5	17/32	2	23/32	1	11/64		43/64		3/8		15/32
Operating and Other Data
Comparable store sales change(3)	13.5%		2.0%		(4.7%)		5.5%		19.9%		26.9%		19.4%		14.0%		1.0%		.3%
Number of stores (end of period)	311		284		272		251		204		151		111		73		56		49
Average revenues per store(4)	$33,700		$29,600		$29,300		$31,100		$28,400		$22,600		$17,600		$14,300		$12,400		$11,500
Gross profit percentage	18.0%		15.7%		13.5%		12.9%		13.6%		15.2%		17.5%		19.5%		21.3%		23.5%
Selling, general and administrative expense percentage	14.5%		13.7%		13.0%		11.3%		11.2%		12.6%		15.3%		17.5%		19.7%		20.9%
Operating income percentage	3.5%		2.0%		.5%		1.7%		2.4%		2.6%		2.2%		2.0%		1.6%		2.6%
Inventory turns(5)	6.6	x	5.6	x	4.6	x	4.8	x	4.7	x	5.0	x	4.8	x	5.1	x	4.5	x	3.7	x
Balance Sheet Data (at period end)
Working capital	$662,111		$666,172		$563,083		$584,769		$609,049		$362,582		$118,921		$126,817		$64,623		$78,398
Total assets	2,531,623		2,070,371		1,740,399		1,891,858		1,507,125		952,494		439,142		337,218		185,528		156,787
Long-term debt, including current portion	60,597		225,322		238,016		229,855		240,965		219,710		53,870		52,980		35,695		35,283
Convertible preferred securities	—		229,854		230,000		230,000		230,000		—		—		—		—		—
Shareholders' equity	1,033,945		535,712		428,796		430,020		376,122		311,444		182,283		157,568		56,741		66,150

This table should be read in conjunction with Management's Discussion and Analysis of Results of Operations and Financial Condition and the Consolidated Financial Statements and Notes, beginning on page F-1.

(1)
Fiscal 1990 contained approximately 11 months because the Company changed its fiscal year to a 52/53 week period ending on the Saturday nearest the end of February. Fiscal 1996 contained 53 weeks. All other periods presented contained 52 weeks.

(2)
Earnings per share is shown on a diluted basis and reflects two-for-one stock splits in March 1999, May 1998 and April 1994 and a three-for-one stock split in September 1993.
(3)
Comparable stores are stores open at least 14 full months.
(4)
Average revenues per store are based upon total revenues for the period divided by the weighted average number of stores open during such period.
(5)
Inventory turns are calculated based upon a monthly average of inventory balances.
(6)
During fiscal 1994, the Company adopted SFAS No. 109, "Accounting for Income Taxes," resulting in a cumulative effect adjustment of ($425) or ($.01) per share.
(7)
During fiscal 1991, the Company changed its method of accounting for extended service contracts, resulting in a cumulative effect adjustment of ($13,997) or ($.15) per share.
(8)
During fiscal 2000, as more fully described in Note 2 to the Notes to Consolidated Financial Statements, the Company changed its accounting policy with respect to the recognition of net revenues from the sale of certain extended service contracts sold after November of 1995. This change in accounting necessitated a restatement of previously reported financial results. Amounts have been restated as necessary to reflect this change.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

    Fiscal 1999 was an outstanding year, as the Company surpassed $10 billion in revenues and generated record earnings. For the fiscal year ended February 27, 1999, earnings were $216.3 million, compared to earnings of $81.9 million in fiscal 1998 and a loss of $6.2 million in fiscal 1997. Earnings per share on a diluted basis were $1.03 in fiscal 1999 and $.46 in fiscal 1998, following a loss per share of $.04 in fiscal 1997, and reflect two-for-one stock splits on March 18, 1999 and May 26, 1998. The record results can be attributed to the success of initiatives to increase profitability through improvements in inventory management, retail operations and marketing execution. These improvements enabled the Company to effectively capitalize on strong consumer spending in fiscal 1999, more than doubling operating income over fiscal 1998 to $351 million. In addition, in fiscal 1999, the Company reduced its long-term debt by more than $380 million, contributing to a decrease in net interest of $33 million as compared to the previous year.

    Results of operations reflect a change in accounting and restatement of previously reported amounts where necessary to reflect Securities and Exchange Commission (SEC Staff) guidance on accounting for certain extended service contracts, as more fully described in Note 2 to the accompanying financial statements. The Company refers to these contracts as Performance Service Plans (PSPs). Previously reported earnings for fiscal 1999 were $1.07 per share before being reduced by $8.2 million, or $.04 per share, to reflect the change. The reduction to retained earnings, as a result of the change, through February 27, 1999, totaled approximately $30 million.

    The following table presents selected revenue data for each of the last three fiscal years ($ in thousands).

	1999	1998	1997
Revenues	$10,064,646	$8,337,762	$7,757,692
Percentage increase in revenues	21%	7%	8%
Comparable store sales change	13.5%	2.0%	(4.7%)
Average revenues per store	$33,700	$29,600	$29,300

    Sales in fiscal 1999 increased 21% to $10.065 billion, compared to $8.338 billion in fiscal 1998, principally due to the 13.5% increase in comparable store sales, the addition of 28 new stores and a full year of operations at the 13 stores opened in fiscal 1998. The comparable store sales gain was the result of strong consumer spending, market share gains and improvements in the Company's operating model. Double-digit comparable store sales gains occurred in each quarter of fiscal 1999 as all major categories generated comparable store sales increases. Increased affordability of products, including personal computers and consumer electronics, contributed to the sales increase along with strong consumer response to new technology such as Digital Versatile Disc (DVD), digital phones and digital cameras. The Company gained market share in fiscal 1999 as a result of more effective advertising, better product in-stock positions and a more customer-focused product assortment, as well as the continued consolidation and closing of competing retailers. New stores opened in fiscal 1999 included entry into the New England market with eight stores; Nashville, TN, with three stores; and one store each in Syracuse, NY; Charleston, SC; and Wausau, WI. The other new stores were opened in existing markets.

    Fiscal 1998 sales were 7% higher than the $7.758 billion reported in fiscal 1997, as comparable store sales increased 2.0% and results for the year included 13 new stores and a full year of operations at the 21 stores opened in fiscal 1997. The comparable store sales gain was the result of increased consumer demand, particularly in the second half of the year, as well as improved retail selling strategies. Increased sales of entertainment software due to new technology in video games and consumer demand for new titles in both recorded music and computer software also contributed to the comparable store sales increase in fiscal 1998.

    The following table shows the Company's retail store sales mix by major product category for each of the past three fiscal years.

	1999	1998	1997
Home Office	36%	38%	39%
Consumer Electronics—Video	16%	15%	17%
Consumer Electronics—Audio	11%	11%	12%
Entertainment Software	20%	20%	18%
Appliances	8%	9%	9%
Other	9%	7%	5%

Total	100%	100%	100%

    Sales in the home office product category continued to grow in fiscal 1999, although the category declined from 38% of total sales in fiscal 1998 to 36% in fiscal 1999. Sales of personal computers increased over the previous year as an increase in units sold more than offset the 16% decline in average selling price. The introduction of computer packages below $1,000 and the increasing popularity of the Internet attracted new, as well as second-time, computer buyers. More effective management of the transition to new models led to a product offering that better satisfied consumer demand. Higher unit volumes, combined with improved merchandising and selling strategies, resulted in higher sales of the additional products and services that complement the sale of computer hardware and generate additional profit from the computer sale transaction. The Company's new configure-to-order process for personal computers enabled expansion of the computer assortment to satisfy more knowledgeable computer buyers. Increased sales of digital phones, pagers and other new technology products were also factors in the overall increase in this category.

    Sales of digital technology and products that enhance the consumer's home theater experience drove the video and audio product categories' sales growth in fiscal 1999. Sales of televisions, particularly big-screen televisions which became more affordable in fiscal 1999 as unit prices decreased, generated double-digit comparable store sales increases as consumers sought a richer listening and viewing experience. Camcorder and digital satellite system sales increased in fiscal 1999 driven by lower selling prices, product improvements and sales assistance provided to the customer in the stores' "high touch" sales area. Lower selling prices and an increased assortment of DVD movie titles resulted in rapid consumer acceptance of DVD hardware. DVD represents one of the initial products in consumer electronics to transition from analog to digital technology. The Company introduced Digital Television (DTV) to its customers in selected markets in fiscal 1999. DTV represents a significant opportunity for future growth, although the high initial selling prices for this new technology will likely result in only a minimal impact on total sales in fiscal 2000.

    Sales of entertainment software, which includes recorded music and movies, computer software and video games, maintained its sales growth rate with a 24% increase in sales in fiscal 1999 as compared to fiscal 1998. Sales of recorded music were driven by a higher demand for new releases. Sales of DVD movies and video game software and equipment also contributed to the overall sales increase. Strong new movie releases such as "Titanic" also contributed to the sales gains. DVD software sales grew significantly in fiscal 1999 due to the increase in DVD players sold and the growth in available DVD titles from 500 to over 1,500. Video game software and peripherals sales increased as a result of the continued growth of the Nintendo 64 and Sony Playstation formats. The Company also began selling recorded music and DVD movies on its Internet shopping site in fiscal 1999. While not generating significant sales volume, management believes the Internet is another revenue growth opportunity.

    The major appliance product category generated a double-digit comparable store sales increase in fiscal 1999, performing better than the industry as a whole. The addition of the Whirlpool appliance line in the second quarter of fiscal 1999 strengthened the Company's appliance assortment. A strong economy, faster product turns and better service levels all contributed to increased sales.

    The "other" category includes sales of PSPs, which increased from 3.0% of sales in fiscal 1998 to 3.7% of sales in fiscal 1999 as a result of the continued focus on the presentation of plans to customers and higher product sales across all categories. Higher quality, more affordable digital cameras, the expansion of the Company's ready-to-assemble furniture assortment and better merchandising of consumables, such as blank tapes, also contributed to the overall sales gains in this category.

Components of Operating Income

    The following table shows selected operating ratios as a percentage of sales for the last three fiscal years.

	1999	1998	1997
Gross profit margin	18.0%	15.7%	13.5%
Selling, general and administrative expenses	14.5%	13.7%	13.0%
Operating income	3.5%	2.0%	.5%

    Gross profit margin was 18.0% of sales in fiscal 1999, an improvement of 2.3% of sales from fiscal 1998. This increase was mainly due to the impact from initiatives to generate a more profitable product assortment, faster turning inventory and increased advertising effectiveness. For the second consecutive year, inventory turns increased by one full turn, to 6.6 turns in fiscal 1999 compared to 5.6 turns in fiscal 1998 and 4.6 turns in fiscal 1997. This increase in inventory turns resulted in fewer markdowns, particularly during product model transitions. The increase in sales of higher margin PSPs also contributed to the improvement in gross profit margin. Another factor in the gross profit margin improvement was lower inventory shrink as a result of better execution at the retail stores. The Company anticipates further improvement in the gross profit margin rate in fiscal 2000 as it continues to realize benefits from its strategic initiatives, although the rate of gross profit margin improvement will be less than the significant increases in the past two years.

    Gross profit margin of 15.7% in fiscal 1998 improved from 13.5% in fiscal 1997, a gain that was driven by greatly improved inventory management, particularly in the personal computer product category. A less promotionally driven sales environment, lower inventory shrink and an increase in sales of PSPs also contributed to the gross margin improvement.

    Selling, general and administrative expenses (SG&A) increased to 14.5% of sales in fiscal 1999 compared to 13.7% of sales in fiscal 1998, primarily as a result of higher payroll-related expenses and an increase in professional services. The increase in payroll-related expenses was primarily due to an increase in overall financial performance-based compensation, higher levels of compensation resulting from building a higher caliber staff at the retail stores and labor market conditions. Additionally, a full year operation of the retail stores' "high touch" area and expenses associated with an increased number of store openings contributed to higher personnel costs. Professional services costs increased due to the Company's initiatives to improve operating performance and implement business process improvements. The Company also increased its spending on outside consultants to help improve technical services operations and enhance management training and development. The Company's spending on Year 2000 system issues also increased in fiscal 1999. Management believes that the investment in strategic initiatives has improved the Company's operating model and has resulted in the gross profit margin gains. The returns from the increased investment in SG&A are reflected in the improvement in operating income to 3.5% of sales in fiscal 1999 from 2.0% in fiscal 1998.

    SG&A is anticipated to increase in fiscal 2000 as the Company continues to invest in new information systems, operational improvements, technical services enhancements and its e-commerce initiative. The outside consultants that had been assisting the Company with its retail and marketing initiatives over the past three years have been engaged in a multi-year project to improve the operations and financial performance of the Company's service division. Management expects the additional investment in SG&A will be adequately funded by the anticipated increase in gross profit margin.

    The increase in the SG&A ratio in fiscal 1998 compared to fiscal 1997 also was due primarily to higher levels of compensation and professional services. Compensation increased due to a tight labor market and the introduction of the dedicated staff in the "high touch" area of the stores. Professional service expenses were incurred to improve marketing effectiveness and retail operations, in addition to addressing Year 2000 system issues.

    Net interest improved by $33 million in fiscal 1999 as compared to fiscal 1998, in part due to the conversion of the Company's $230 million in preferred securities into equity in the first quarter of fiscal 1999. Improvements in inventory management and strong sales enabled the Company to build significant cash balances and prepay its $150 million 8-5/8% Senior Subordinated Notes in October 1998. The prepayment premium of $3.8 million and the write-off of the remaining deferred debt offering costs of approximately $1.1 million are included in interest expense. The conversion and retirement of these two long-term financings reduces interest expense by about $28 million annually. In addition, the higher cash balances generated increased interest income.

    The Company's effective income tax rate in fiscal 1999 was 38.5%, basically unchanged compared to 38.6% in fiscal 1998 and down from 39.0% in fiscal 1997. The Company's effective tax rate is impacted by changes in the taxability of investment income and state income tax rates.

LIQUIDITY AND CAPITAL RESOURCES

    The Company significantly improved its financial position and liquidity in fiscal 1999 as a result of strong earnings growth and continued improvement in inventory management. The Company used the cash generated from operations to repay debt and fund capital spending while increasing cash and cash equivalents by $266 million. The conversion of preferred securities into common stock contributed to the Company surpassing $1 billion in shareholders' equity.

    Inventories of just over $1 billion at the end of fiscal 1999 were essentially unchanged from the previous year-end even with the operation of 28 new stores and higher sales volumes, due to improved inventory management. Owned inventory (inventory net of accounts payable) also improved as a result of faster inventory turns.

    Trade receivables, mainly credit card and vendor-related receivables, increased $37 million due to an increase in volume in the fourth quarter of fiscal 1999, as sales increased 21% over the previous year. Receivables from sales on the Company's private label credit card are sold to third parties, without recourse, and the Company does not bear any risk of loss with respect to these receivables. Other assets increased as a result of insurance policies purchased in connection with the Company's deferred compensation plan, established in fiscal 1999.

    Trade payables increased, as compared to the previous year-end, due to increased business volume. Accrued liabilities increased compared to the previous year-end as a result of expenses associated with higher performance-based compensation related to the strong financial performance in fiscal 1999, the higher levels of business activity and expenses for the Company's strategic initiatives.

    The increase in long-term liabilities was principally the result of the excess of rent expense for accounting purposes over cash paid and the newly established deferred compensation plan.

    Capital spending in fiscal 1999 was $166 million, compared to $72 million in fiscal 1998 and $88 million in fiscal 1997. The Company increased its expansion program in fiscal 1999 after the initiatives to improve operations resulted in an enhanced operating model. In addition to opening 28 new stores and remodeling or relocating five new stores in fiscal 1999, the Company began development of approximately 45 stores scheduled to open in fiscal 2000. The majority of the stores opened in fiscal 1999 incorporated the features of the Company's new Concept IV store format. This new format, while retaining the 45,000-square-foot size, features improved merchandising, signage and customer service and is expected to better address consumers needs as the industry progresses into new digital products. The Company also continued to invest in its information systems and distribution facilities to support growing business requirements.

    The following table indicates the number of stores, by prototype, operated by the Company at the end of the last three fiscal years.

Store Prototype	1999	1998	1997
28,000 square feet	43	48	54
36,000 square feet	34	34	34
45,000 square feet	182	150	132
58,000 square feet	52	52	52

Total number of stores at year end	311	284	272
Average store size (in square feet)	43,700	43,200	42,800

    The Company's practice is to lease rather than own real estate; however, for those sites developed using working capital, the Company sells and leases back those properties under long-term leases. The costs of development are classified as recoverable costs from developed properties and are included in current assets. Based on the number of store openings in both fiscal 1999 and 2000, recoverable costs from developed property increased by $66 million in fiscal 1999. The increase also includes the cost of new Dinuba, CA, distribution facility that opened in April 1999.

    Capital spending for fiscal 2000 is expected to exceed $300 million, exclusive of amounts to be recovered through subsequent sales and leasebacks, to support the Company's plans to open new stores and remodel or relocate selected stores to its new Concept IV format. The new stores scheduled to open in fiscal 2000 include entry into the markets of San Francisco, San Diego and Sacramento, CA; northern Florida; upstate New York; and Richmond and Norfolk, VA. The Company also plans to remodel or relocate approximately 20 stores to larger facilities. Included in its expansion plans, the Company will test four 30,000-square-foot small market format stores in markets with populations between 100,000 and 200,000. These stores are expected to offer a narrowed assortment of the same product categories as the larger stores. The Company will also be investing in information systems to support the development of its e-commerce business and improve its services division.

    In the first quarter of fiscal 1999, essentially all of the Company's preferred securities were converted into common stock, resulting in the issuance of approximately 20.4 million common shares. This conversion increased shareholders' equity by over $220 million, net of the remaining $6.8 million in deferred issuance costs. The remaining preferred securities were redeemed in June 1998 for cash of $671,000. In October 1998, the Company prepaid its $150 million 8-5/8% Senior Subordinated Notes, due in October 2000.

    In October 1998, the Company's Board of Directors authorized the purchase of up to $100 million of the Company's common stock. Through February 27, 1999, 125,000 shares at a cost of $2.5 million have been purchased.

    In May 1998, the Company entered into a new, unsecured $220 million revolving credit facility, replacing the $365 million facility that was scheduled to mature in June 1998. The Company was able to reduce the size of the facility due to improved operating performance and better inventory management. The new facility is scheduled to mature in June 2000, can be extended for one year if certain conditions are met and may be reduced at the Company's option.

    Management believes that funds generated by the expected results of operations and available cash and cash equivalents will be sufficient to finance the Company's anticipated expansion plans for the upcoming year. The revolving credit facility and the Company's inventory financing program are also available for additional working capital needs or opportunities.

YEAR 2000 READINESS

    The Company understands the material nature of the business issues surrounding computer processing of dates into and beyond the year 2000 (Y2K). Any computer program or computerchip-controlled device could harbor a Y2K processing issue. Typically, Y2K issues arise from systems or software processing only two digits representing a year. The absence of century digits (e.g., "19" for years 1900-1999, or "20" for years beginning in 2000) usually leads to false results from computer-controlled systems. This is the most pervasive issue.

    The Company recognized that Y2K issues existed within its computer programs and computer chip controlled devices and has taken corrective action. The Company's actions to address Y2K issues began with the selection of a nationally recognized, experienced computer hardware and consulting firm to assist in both identifying and resolving these issues. The Company developed specific and detailed plans to correct Y2K issues and management believes, to date, the Company has made significant progress.

    The majority of the Company's business processing applications operate on mainframe computer systems. Over five million lines of computer programming were scanned and analyzed to identify Y2K issues in these systems. In the past year, corrective programming logic to replace existing computer code for these Y2K issues has been installed and this effort is over 95% complete. Corrected logic was tested as changes were made. This portion of the Company's plan was completed at a total cost of approximately $9 million in outside professional fees, of which the majority were incurred in fiscal 1999. In addition, the Company has dedicated a staff of its internal resources to address Y2K issues. Although the change to the calendar year 2000 is responsible for the majority of the Y2K issues, the Company's systems are fully functional in its current fiscal year 2000.

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

QUARTERLY RESULTS AND SEASONALITY

    Similar to most retailers, the Company's business is seasonal. Revenues and earnings are lower during the first half of each fiscal year and are greater during the second half, which includes the holiday selling season. The timing of new store openings and general economic conditions may affect future quarterly results of the Company.

    The following tables set forth the Company's unaudited quarterly operating results and high and low common stock prices for each quarter of fiscal 1999 and 1998.

($ in thousands, except per share amounts; per share amounts have been adjusted for a two-for-one stock split in March 1999)

Quarter	1st	2nd	3rd	4th
Fiscal 1999
Revenues	$1,938,383	$2,177,766	$2,492,467	$3,456,030
Gross profit	348,938	405,991	444,215	615,379
Operating income	22,784	68,437	90,230	169,791
Net earnings	12,477	41,455	53,543	108,807
Diluted earnings per share	.06	.20	.25	.51
Fiscal 1998
Revenues	$1,603,303	$1,788,836	$2,100,733	$2,844,890
Gross profit	244,635	284,540	332,262	450,251
Operating income	1,968	15,558	47,291	101,591
Net earnings (loss)	(4,621)	3,983	22,985	59,591
Diluted earnings (loss) per share	(.03)	.02	.13	.30

COMMON STOCK PRICES

Quarter	1st		2nd		3rd		4th
Fiscal 1999
High	$19		$27	13/32	$29	27/32	$49
Low	14	3/4	14	7/8	16		23	7/16
Fiscal 1998
High	$3	19/32	$4	3/8	$7	9/16	$15	19/64
Low	2	5/32	2	13/16	4	7/32	7	9/32

    Best Buy's common stock is traded on the New York Stock Exchange, symbol BBY. As of March 31, 1999, there were 1,656 holders of record of Best Buy common stock. The Company has not historically and does not intend to pay cash dividends on its common stock.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT

    The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their companies. With the exception of historical information, the matters discussed in the Annual Report are forward-looking statements that involve risks and uncertainties. Such risks and uncertainties include, among other things, the Company's expectations regarding the economy, future sales volumes, profit margins, its Year 2000 readiness, the impact of labor markets and new product introductions on the Company's overall profitability. Readers are encouraged to review the Company's Current Report on Form 8-K filed on May 15, 1998, that describes additional important factors that could cause actual results to differ materially from those contemplated by the statements made herein.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements required are set forth beginning on page F-1.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)
The following documents are filed as part of this report:

1.
Financial Statements:

    All financial statements of the Registrant as set forth under Item 8 of this Report.

  2.
  Financial Statement Schedules:

    No schedules have been included since they are either not applicable or the information is included elsewhere herein.

  3.
  Exhibits:

Number	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation, as amended	(3)
3.3	Amended and Restated By-Laws, as amended	(2,4,5,7)
4.1	Note Purchase Agreement with Principal Mutual Life Insurance Company, dated as of July 30, 1992	(6)
4.2	Credit Agreement with US Bank National Association dated May 22, 1998	(10)
10.1	1987 Employee Non-Qualified Stock Option Plan, as amended	(12)
10.2	1987 Directors' Non-Qualified Stock Option Plan, as amended	(13)
10.3	Best Buy Co., Inc. Deferred Compensation Plan	(9)
10.4	Resolutions of the Board of Directors dated April 16, 1999 adopting the EVA® Incentive Program for senior officers	(8)
10.5	1997 Employee Non-Qualified Stock Option Plan, as amended	(11)
10.6	1997 Directors' Non-Qualified Stock Option Plan, as amended	(13)
10.7	1994 Full-Time Employee Non-Qualified Stock Option Plan, as amended	(13)
13.1	1999 Annual Report to Shareholders	(13)
21.1	Subsidiaries of the Registrant	(13)
23.1	Consent of Ernst & Young LLP	(1)
27.1	1999 Fiscal Year End Financial Data Schedule	(1)

(1)
Document is filed herewith.

(2)
Exhibit so marked was filed with the Securities and Exchange Commission on May 23, 1995, as an exhibit to the Form 10-K of Best Buy Co., Inc. and is incorporated herein by reference and made a part hereof.

(3)
Exhibit so marked was filed with the Securities and Exchange Commission on May 20, 1994, as an exhibit to the Form 10-K of Best Buy Co., Inc. and is incorporated herein by reference and made a part hereof.

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

(12)
Exhibit so marked was filed with Securities and Exchange Commission on May 29, 1996, as an exhibit to the Form 10-K of Best Buy Co., Inc., and is incorporated herein by reference and made a part hereof.

(13)
Exhibit so marked was filed with Securities and Exchange Commission on May 27, 1999, as an exhibit to the Form 10-K of Best Buy Co., Inc. and is incorporated herein by reference and made a part hereof.

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

BEST BUY CO., INC. (Registrant)
	By:	/s/ ALLEN U. LENZMEIER Allen U. Lenzmeier Executive Vice President and Chief Financial Officer (principal financial officer)
Dated: February 14, 2000

BEST BUY CO., INC.

CONSOLIDATED BALANCE SHEETS

ASSETS

$ in thousands, except per share amounts

	Feb. 27 1999	Feb. 28 1998
Current Assets
Cash and cash equivalents	$785,777	$520,127
Receivables	132,401	95,702
Recoverable costs from developed properties	73,956	8,215
Merchandise inventories	1,046,366	1,060,788
Other current assets	33,327	31,919

Total current assets	2,071,827	1,716,751
Property and Equipment
Land and buildings	23,158	19,977
Leasehold improvements	174,495	160,202
Furniture, fixtures and equipment	505,232	372,314
Property under capital leases	29,079	29,079

	731,964	581,572
Less accumulated depreciation and amortization	308,324	248,648

Net property and equipment	423,640	332,924
Other Assets	36,156	20,696

Total Assets	$2,531,623	$2,070,371

LIABILITIES AND SHAREHOLDERS' EQUITY
	Feb. 27 1999	Feb. 28 1998
Current Liabilities
Accounts payable	$1,011,746	$762,652
Accrued compensation and related expenses	86,667	48,772
Accrued liabilities	234,364	199,622
Income taxes payable	46,851	24,608
Current portion of long-term debt	30,088	14,925

Total current liabilities	1,409,716	1,050,579
Long-Term Liabilities	57,453	43,829
Long-Term Debt	30,509	210,397
Convertible Preferred Securities of Subsidiary	—	229,854
Shareholders' Equity
Preferred stock, $1.00 par value:
Authorized - 400,000 shares; Issued and outstanding - none	—	—
Common stock, $.10 par value:
Authorized - 400,000,000 shares; Issued and outstanding 203,621,000 and 178,504,000 shares, respectively	10,181	4,463
Additional paid-in capital	542,377	266,144
Retained earnings	481,387	265,105

Total shareholders' equity	1,033,945	535,712

Total Liabilities and Shareholders' Equity	$2,531,623	$2,070,371

See notes to consolidated financial statements.

BEST BUY CO., INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

$ in thousands, except per share amounts

FOR THE FISCAL YEARS ENDED	Feb. 27 1999	Feb. 28 1998	March 1 1997
Revenues	$10,064,646	$8,337,762	$7,757,692
Cost of goods sold	8,250,123	7,026,074	6,711,802

Gross profit	1,814,523	1,311,688	1,045,890
Selling, general and administrative expenses	1,463,281	1,145,280	1,005,675

Operating income	351,242	166,408	40,215
Net interest income (expense)	435	(33,005)	(50,338)

Earnings (loss) before income tax expense	351,677	133,403	(10,123)
Income tax expense (benefit)	135,395	51,465	(3,946)

Net earnings (loss)	$216,282	$81,938	$(6,177)

Basic Earnings (Loss) Per Share	$1.09	$.47	$(.04)
Diluted Earnings (Loss) Per Share	$1.03	$.46	$(.04)
Basic Weighted Average Common Shares Outstanding (000's)	199,185	175,416	172,686
Diluted Weighted Average Common Shares Outstanding (000's)	210,006	200,251	172,686

See notes to consolidated financial statements.

BEST BUY CO., INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

$ in thousands

FOR THE FISCAL YEARS ENDED	Feb. 27 1999	Feb. 28 1998	March 1 1997
Operating Activities
Net earnings (loss)	$216,282	$81,938	$(6,177)
Depreciation, amortization and other non-cash charges	78,367	71,584	67,312

	294,649	153,522	61,135
Changes in operating assets and liabilities:
Receivables	(36,699)	(16,121)	41,857
Merchandise inventories	14,422	71,271	69,083
Other assets	(4,251)	(3,278)	3,108
Accounts payable	249,094	147,340	(152,491)
Other liabilities	122,973	63,950	(13,062)
Income taxes payable	22,243	33,759	3,579

Total cash provided by operating activities	662,431	450,443	13,209

Investing Activities
Additions to property and equipment	(165,698)	(72,063)	(87,593)
(Increase) decrease in recoverable costs from developed properties	(65,741)	45,270	72,752
(Increase) decrease in other assets	(18,128)	4,494	(5,593)

Total cash used in investing activities	(249,567)	(22,299)	(20,434)

Financing Activities
Long-term debt payments	(165,396)	(22,694)	(25,694)
Long-term debt borrowings	—	10,000	33,542
Common stock issued	20,644	14,869	2,740
Repurchase of common stock	(2,462)	—	—

Total cash (used in) provided by financing activities	(147,214)	2,175	10,588

Increase in Cash and Cash Equivalents	265,650	430,319	3,363
Cash and Cash Equivalents at Beginning of Period	520,127	89,808	86,445

Cash and Cash Equivalents at End of Period	$785,777	$520,127	$89,808

See notes to consolidated financial statements.

BEST BUY CO., INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

$ in thousands

	Common Stock	Additional Paid-In Capital	Retained Earnings
Balances at March 2, 1996	$4,284	$236,392	$189,344
Stock options exercised	45	2,695	—
Tax benefit from stock options exercised	—	2,213	—
Net loss	—	—	(6,177)

Balances at March 1, 1997	4,329	241,300	183,167
Stock options exercised	134	14,056	—
Tax benefit from stock options exercised	—	10,642	—
Conversion of preferred securities	—	146	—
Net earnings	—	—	81,938

Balances at February 28, 1998	4,463	266,144	265,105
Stock options exercised	199	21,381	—
Tax benefit from stock options exercised	—	40,428	—
Conversion of preferred securities	509	221,896	—
May 1998 two-for-one stock split	5,016	(5,016)	—
Repurchase of common stock	(6)	(2,456)	—
Net earnings	—	—	216,282

Balances at February 27, 1999	$10,181	$542,377	$481,387

See notes to consolidated financial statements.

INDEPENDENT AUDITOR'S REPORT

Shareholders and Board of Directors
Best Buy Co., Inc.

    We have audited the accompanying consolidated balance sheets of Best Buy Co., Inc. as of February 27, 1999, and February 28, 1998, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended February 27, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Best Buy Co., Inc. at February 27, 1999, and February 28, 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended February 27, 1999, in conformity with generally accepted accounting principles.

    The consolidated financial statements for each of the three years in the period ended February 27, 1999 have been restated as described in Note 2.

[SIGNATURE]

Minneapolis, Minnesota
March 30, 1999, except for Note 2
as to which the date is December 11, 1999.

BEST BUY CO., INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$ in thousands, except per share amounts

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business:

    The Company operates in a single business segment, selling personal computers and other home office products, consumer electronics, entertainment software, major appliances and related accessories principally through its retail stores. Accordingly, additional disclosures under Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures About Segments of an Enterprise and Related Information," are not required.

Basis of Presentation:

    The consolidated financial statements include the accounts of Best Buy Co., Inc. and its subsidiaries. Significant intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents:

    The Company considers short-term investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents are carried at cost, which approximates market value.

Recoverable Costs From Developed Properties:

    The costs of acquisition and development of properties which the Company intends to sell and lease back or recover from landlords within one year are included in current assets.

Merchandise Inventories:

    Merchandise inventories are recorded at the lower of average cost or market.

Property and Equipment:

    Property and equipment are recorded at cost. Depreciation, including amortization of property under capital leases, is computed on the straight-line method over the estimated useful lives of the assets or, in the case of leasehold improvements, over the shorter of the estimated useful lives or lease terms. The Company evaluates potential losses on impairment of long-lived assets used in operations on a location-by-location basis when indicators of impairment are present. A loss is recorded when an asset's carrying value exceeds the estimated undiscounted cash flows from the asset.

Pre-Opening Costs:

    The Company adopted Statement of Position (SOP) 98-5, "Reporting on the Cost of Start-Up Activities," during the first quarter of fiscal 1999. The SOP requires the costs of start-up activities, including store opening costs, to be expensed in the period incurred. The Company historically deferred and amortized those costs over interim periods in the year the store opened. Annual results were not materially impacted by the adoption.

Advertising Costs:

    Advertising costs, included in selling, general and administrative expenses, are expensed as incurred.

Earnings Per Share:

    Basic earnings per share is computed based on the weighted average number of common shares outstanding during each period. Diluted earnings per share includes the incremental shares assumed issued on the exercise of stock options. Convertible preferred securities were assumed to be converted into common stock and any interest expense thereon, net of related taxes, was added back to net earnings when such conversion resulted in dilution.

Stock Splits:

    The Company completed a two-for-one stock split effected in the form of a 100% stock dividend distributed on May 26, 1998. In addition, on February 19, 1999, the Company's Board of Directors authorized another two-for-one stock split effected in the form of a 100% stock dividend distributed on March 18, 1999. All share and per share information reflects these stock splits.

Stock Options:

    The Company applies Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for stock options and presents in Note 6 pro forma net earnings and earnings per share as if the Company had adopted SFAS No. 123, "Accounting for Stock-Based Compensation."

Use of Estimates in the Preparation of Financial Statements:

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the consolidated balance sheet and statement of earnings, as well as the disclosure of contingent liabilities. Actual results could differ from these estimates and assumptions.

Fiscal Year:

    The Company's fiscal year ends on the Saturday nearest the end of February.

Reclassifications:

    Certain previous year amounts have been reclassified to conform to the current year presentation.

2. CHANGE IN ACCOUNTING POLICY—PERFORMANCE SERVICE PLANS

    The Company sells Performance Service Plans (PSPs) on behalf of an unrelated third party. In December 1999, the staff of the Securities and Exchange Commission (SEC Staff) announced its position with respect to the accounting for revenues from extended service contracts, such as PSPs. The SEC Staff indicated that in those states where a retailer is deemed to be the obligor, net revenues from the sales of service contracts should be recognized over the life of the underlying contract rather than at the time of the sale. The designation of a retailer as the obligor varies depending in large part on applicable state regulations. The Company had, until the third quarter of fiscal 2000, recognized the net commission revenue from the sale of all insured PSPs at the time of sale. The Company began selling insured PSPs in the fourth quarter of fiscal 1996.

    Effective as of the beginning of the third quarter of fiscal 2000, the Company has changed its accounting policy with respect to the recognition of revenues from the sale of obligor service contracts. Pursuant to the Company's new policy, the Company recognizes net commission revenues ratably over the terms of the obligor service contracts sold, generally two to five years. The Company has and will continue to recognize net commission revenues for the sale of non-obligor service contracts at the time of sale. The Company has given retroactive effect to this new accounting policy by restating its previously published financial statements beginning with fiscal 1996.

    The impact of the restatement on effected financial information in the consolidated statements of operations for the fiscal years ended February 27, 1999, February 28, 1998 and March 1, 1997, is as follows (in thousands, except per share amounts):

Fiscal 1999	As Previously Reported Feb. 27, 1999	As Restated Feb. 27, 1999
Revenues	$10,077,906	$10,064,646
Cost of goods sold	8,250,123	8,250,123
Gross profit	1,827,783	1,814,523
Selling, general and administrative expenses	1,463,281	1,463,281
Operating income	364,502	351,242
Income tax expense	140,500	135,395
Net earnings	224,437	216,282
Basic earnings per share	1.13	1.09
Diluted earnings per share	1.07	1.03
Fiscal 1998	As Previously Reported Feb. 28, 1998	As Restated Feb. 28, 1998
Revenues	$8,358,212	$8,337,762
Cost of goods sold	7,026,074	7,026,074
Gross profit	1,332,138	1,311,688
Selling, general and administrative expenses	1,145,280	1,145,280
Operating income	186,858	166,408
Income tax expense	59,400	51,465
Net earnings	94,453	81,938
Basic earnings per share	.54	.47
Diluted earnings per share	.52	.46

Fiscal 1997	As Previously Reported March 1, 1997	As Restated March 1, 1997
Revenues	$7,770,683	$7,757,692
Cost of goods sold	6,711,802	6,711,802
Gross profit	1,058,881	1,045,890
Selling, general and administrative expenses	1,005,675	1,005,675
Operating income	53,206	40,215
Income tax expense (benefit)	1,120	(3,946)
Net earnings (loss)	1,748	(6,177)
Basic earnings (loss) per share	.01	(.04)
Diluted earnings (loss) per share	.01	(.04)

    In addition, the restatement also resulted in changes to the consolidated balance sheets as of February 27, 1999 and February 28, 1998 and certain classifications within the statements of cash flows for the periods ended February 27, 1999, February 28, 1998 and March 1, 1997. As of February 27, 1999, the restatement resulted in a net reduction in retained earnings of approximately $30 million representing the deferral of revenues net of the applicable income tax effect. The revenue deferred under the new policy will be recognized in future years over the lives of the related contracts.

3. WORKING CAPITAL FINANCING

Credit Agreement:

    The Company has a credit agreement (the Agreement) that provides a bank revolving credit facility under which the Company can borrow up to $220,000. The Agreement expires on June 30, 2000 and can be extended for one year upon meeting certain requirements. Borrowings under the facility are unsecured. Interest on borrowings is at rates specified in the Agreement, as elected by the Company. The Company also pays certain commitment and agent fees.

    The Agreement contains covenants that require maintenance of certain financial ratios and place limits on owned real estate and capital expenditures. The Agreement also requires that the Company reduce the outstanding principal balance for a period not less than 30 consecutive days to not more than $50,000, net of cash and cash equivalents. There were no borrowings under the facility during fiscal 1999. The weighted average interest rates on borrowings under the Company's prior credit agreements were 8.67% and 6.86% for fiscal 1998 and 1997, respectively.

Inventory Financing:

    The Company has a $200,000 inventory financing credit line, which increases to $325,000 on a seasonal basis. Borrowings are collateralized by a security interest in certain merchandise inventories approximating the outstanding borrowings. The terms of this arrangement allow the Company to extend the due dates of invoices beyond their normal terms. The amounts extended generally bear interest at a rate approximating the prime rate. No amounts were extended under this facility in fiscal 1999. The line has provisions that give the financing source a portion of the cash discounts provided by the manufacturers.

4. LONG-TERM DEBT

	Feb. 27 1999	Feb. 28 1998
Senior Subordinated Notes	$—	$150,000
Other	60,597	75,322

	60,597	225,322
Current portion of long-term debt	30,088	14,925

	$30,509	$210,397

Senior Subordinated Notes:

    On October 5, 1998, the Company prepaid its $150,000, 8-5/8% Senior Subordinated Notes due October 1, 2000, at 102.5% of their par value. The prepayment premium of $3,750 and the write-off of the remaining deferred debt offering costs of approximately $1,100 are included in interest expense in fiscal 1999.

Other:

    At February 27, 1999, long-term debt consists of a subordinated note, capital leases and other loans that bear interest at rates ranging from 5.25% to 9.95%. The subordinated note is unsecured and matures in July 1999. The capital leases and other loans are secured by certain property and equipment with a net book value of $42,900 and $54,100 at February 27, 1999 and February 28, 1998, respectively.

    During fiscal 1999, 1998 and 1997, interest paid (net of amounts capitalized) totaled $23,800, $37,700 and $50,900, respectively. The fair value of long-term debt approximates carrying value.

Future Maturities of Long-term Debt:

Fiscal Year	Capital Leases	Other
2000	$693	$29,395
2001	7,542	8,167
2002	—	4,251
2003	—	1,445
2004	—	895
Thereafter	—	8,251

	8,235	$52,404

Less amount representing interest	42

Minimum lease payments	$8,193

5. CONVERTIBLE PREFERRED SECURITIES OF SUBSIDIARY

    In November 1994, the Company and Best Buy Capital, L.P., a special-purpose limited partnership in which the Company is the sole general partner, completed the public offering of 4,600,000 convertible monthly income preferred securities with a liquidation preference of $50 per security. The securities were convertible into shares of the Company's common stock at the rate of 4.444 shares per security (equivalent to a conversion price of $11.25 per share). In April 1998, substantially all of the preferred securities were converted into approximately 20.4 million shares of common stock. The remaining preferred securities were redeemed in June 1998 for cash of $671.

6. SHAREHOLDERS' EQUITY

Stock Options:

    The Company currently sponsors two non-qualified stock option plans for employees and one non-qualified stock option plan for directors. These plans provide for the issuance of up to 48,800,000 shares. Options may be granted only to employees or directors at option prices not less than the fair market value of the Company's common stock on the date of the grant. In addition, two plans expired in fiscal 1998 that still have outstanding options. At February 27, 1999, options to purchase 19,139,000 shares are outstanding under all of these plans.

    Pursuant to SFAS No. 123, the Company has elected to account for its stock option plans under the provisions of APB Opinion No. 25. Accordingly, no compensation cost has generally been recognized for stock options granted. Had the Company adopted SFAS No. 123, the pro forma effects on net earnings, basic earnings per share and diluted earnings per share would have been as follows:

	1999	1998	1997
Net Earnings (Loss)
As reported	$216,282	$81,938	$(6,177)
Pro forma	201,257	76,099	(9,121)
Basic Earnings (Loss) Per Share
As reported	$1.09	$.47	$(.04)
Pro forma	1.01	.43	(.05)
Diluted Earnings (Loss) Per Share
As reported	$1.03	$.46	$(.04)
Pro forma	.96	.43	(.05)

    The fair value of each option was estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

	1999	1998	1997
Risk-free interest rate	5.6%	6.8%	6.2%
Expected dividend yield	0%	0%	0%
Expected stock price volatility	50%	60%	40%
Expected life of options	4.9 years	4.2 years	4.3 years

    The pro forma effect on net earnings and earnings per share is not representative of the pro forma net earnings in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1996.

    The weighted average fair value of options granted during fiscal 1999, 1998 and 1997 used in computing pro forma compensation expense was $8.58, $1.74 and $1.26 per share, respectively.

    In February 1997, the Company canceled 6,556,000 options, representing approximately half of the outstanding options granted to employees since April 1993, with exercise prices ranging from $2.80 to $9.55 and granted the same number of new options with an exercise price of $2.16. Options issued to the Company's CEO and president were not included in the repricing. Option activity for the last three fiscal years is as follows:

	Shares	Weighted Average Exercise Price Per Share
Outstanding March 2, 1996	17,080,000	$4.74
Granted	10,660,000	3.05
Exercised	(1,784,000)	1.54
Canceled	(9,056,000)	5.61

Outstanding March 1, 1997	16,900,000	3.54
Granted	7,720,000	3.24
Exercised	(5,356,000)	2.78
Canceled	(2,520,000)	3.44

Outstanding February 28, 1998	16,744,000	3.66
Granted	9,423,000	17.27
Exercised	(4,909,000)	4.56
Canceled	(2,119,000)	9.74

Outstanding February 27, 1999	19,139,000	9.46

    Exercisable options at the end of fiscal 1999, 1998 and 1997 were 5,038,000, 4,716,000 and 5,860,000, respectively. The following table summarizes information concerning options outstanding and exercisable as of February 27, 1999:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0 to $5	9,214,000	5.68	$2.91	3,746,000	$2.83
$5 to $10	1,559,000	1.76	5.90	1,132,000	5.91
$10 to $15	58,000	8.99	14.36	10,000	14.10
$15 to $20	8,162,000	9.16	17.21	150,000	17.39
$20 to $25	95,000	9.58	23.66	—	—
$25 to $30	21,000	9.69	25.31	—	—
$30 to $35	30,000	9.86	31.75	—	—

$0 to $35	19,139,000	6.88	$9.46	5,038,000	$3.98

Earnings Per Share:

    The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings per common share for fiscal 1999, 1998 and 1997:

	1999	1998	1997
Numerator:
Net earnings (loss)	$216,282	$81,938	$(6,177)
Interest on preferred securities, net of tax	771	9,179	—

Net earnings (loss) assuming dilution	$217,053	$91,117	$(6,177)
Denominator (000's):
Weighted average common shares outstanding	199,185	175,416	172,686
Effect of dilutive securities:
Employee stock options	8,726	4,404	—
Preferred securities	2,095	20,431	—

Weighted average common shares outstanding assuming dilution	210,006	200,251	172,686
Basic earnings (loss) per share	$1.09	$.47	$(.04)
Diluted earnings (loss) per share	$1.03	$.46	$(.04)

Stock Repurchase:

    On October 13, 1998, the Company announced a stock repurchase program, which authorized the purchase of up to $100 million of the Company's common stock over the next year. Under the program, the Company may purchase shares of common stock from time to time through open market purchases. As of February 27, 1999, 125,000 shares were purchased and retired at a cost of $2,500.

7. OPERATING LEASE COMMITMENTS AND RELATED PARTY TRANSACTIONS

    The Company conducts essentially all of its retail and distribution operations from leased locations. Transaction costs associated with the sale and leaseback of properties and any gain or loss are recognized over the terms of the lease agreements. Proceeds from the sale and leaseback of properties are included in the net change in recoverable costs from developed properties. The Company also leases various equipment under operating leases. In addition, the Company had leased 17 stores and a distribution center, along with the related fixtures and equipment under a master lease agreement through February 1998. The leases on these properties were terminated in fiscal 1998 and the properties were re-leased under long-term leases. The Company purchased the fixtures and equipment from the lessor. The leases require payment of real estate taxes, insurance and common area maintenance. Most of the leases contain renewal options and escalation clauses, and several require contingent rents based on specified percentages of sales. Certain leases also contain covenants related to maintenance of financial ratios.

    The composition of total rental expenses for all operating leases during the last three fiscal years, including leases of buildings and equipment, was as follows:

	1999	1998	1997
Minimum rentals	$186,100	$161,500	$139,200
Percentage rentals	500	400	500

	$186,600	$161,900	$139,700

    As of February 27, 1999, three stores are leased from the Company's CEO and principal shareholder, or partnerships in which he is a partner. Rent under these leases during the last three fiscal years and one additional store, leased from his spouse, for which the lease expired in January 1998, was as follows:

	1999	1998	1997
Minimum rentals	$800	$900	$1,000
Percentage rentals	400	400	400

	$1,200	$1,300	$1,400

    Future minimum lease obligations by year (not including percentage rentals) for all operating leases at February 27, 1999, are as follows:

Fiscal Year
2000	$184,700
2001	182,900
2002	180,000
2003	171,700
2004	167,200
Thereafter	1,584,100

8. BENEFIT PLANS

    The Company has a retirement savings plan for employees meeting certain age and service requirements. The plan provides for a Company-matching contribution, which is subject to annual approval by the Company's Board of Directors. The matching contribution was $3,100, $2,100 and $2,000 in fiscal 1999, 1998 and 1997, respectively.

    In fiscal 1999, the Company established a deferred compensation plan for certain management employees. The related liability for compensation deferred under this plan was $8,400 at February 27, 1999, and is included in long-term liabilities. The Company has elected to match its liability under the plan through the purchase of life insurance. The cash value of the insurance, which includes funding for future deferrals, was $14,200 and is included in other assets. Both the asset and the liability are carried at market value.

9. INCOME TAXES

    Following is a reconciliation of income tax expense to the federal statutory tax rate:

	1999	1998	1997
Federal income tax at the statutory rate	$123,087	$46,691	$(3,543)
State income taxes, net of federal benefit	14,206	4,986	(403)
Tax exempt interest	(3,232)	(1,038)	—
Other	1,334	826	—

Income tax expense (benefit)	$135,395	$51,465	$(3,946)

Effective tax rate	38.5%	38.6%	39.0%

    Income tax expense consists of the following:

	1999	1998	1997
Current:
Federal	$120,892	$50,950	$(5,100)
State	15,252	5,487	(581)

	136,144	56,437	(5,681)

Deferred:
Federal	(665)	(4,509)	1,573
State	(84)	(463)	162

	(749)	(4,972)	1,735

Income tax expense (benefit)	$135,395	$51,465	$(3,946)

    Deferred taxes are the result of differences between the basis of assets and liabilities for financial reporting and income tax purposes. Significant deferred tax assets and liabilities consist of the following:

	Feb. 27 1999	Feb. 28 1998
Accrued expenses	$15,690	$13,294
Deferred revenues	23,284	23,150
Compensation and benefits	8,052	2,554
Other	4,608	2,222

Total deferred tax assets	51,634	41,220

Property and equipment	10,973	17,067
Inventory	2,215	—
Other	3,603	573

Total deferred tax liabilities	16,791	17,640

Net deferred tax assets	$34,843	$23,580

    The Internal Revenue Service has changed its original position regarding the deductibility of interest related to the Company's preferred securities referred to in Note 5 and has determined that the interest is deductible for federal income tax purposes.

    Income taxes paid (received) were $84,000, $12,700 and ($8,600) in fiscal 1999, 1998 and 1997, respectively.

10. LEGAL PROCEEDINGS

    The Company is involved in various legal proceedings arising during the normal course of conducting business. Management believes that the resolution of these proceedings will not have any material adverse impact on the Company's consolidated financial statements.

QuickLinks

ITEM 6. SELECTED FINANCIAL DATA
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

SIGNATURES

INDEPENDENT AUDITOR'S REPORT