Form 10-Q/A
period 1999-05-29
BEST BUY CO INC
filed 2000-03-20
CIK 764478

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A
(AMENDMENT NUMBER 1)

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MAY 29, 1999 OR
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 1-9595

BEST BUY CO., INC.

(Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-0907483 (I.R.S. Employer Identification No.)
7075 Flying Cloud Drive	55344
Eden Prairie, Minnesota	(Zip Code)
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

    The Registrant's financial statements as of May 29, 1999, February 27, 1999 and May 30, 1998, and for the three-month periods ended May 29, 1999 and May 30, 1998 have been restated and are included herein. Items 1, 2 and 6 of the Registrant's Quarterly Report on Form 10-Q are hereby amended in their entirety as follows:

PART 1.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

     BEST BUY CO., INC.

CONSOLIDATED BALANCE SHEETS

ASSETS

($ in 000)

	May 29, 1999 (Unaudited)	February 27, 1999	May 30, 1998 (Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$510,883	$785,777	$397,298
Receivables	145,699	132,401	75,563
Recoverable costs from developed properties	84,258	73,956	25,917
Merchandise inventories	1,111,396	1,046,366	1,101,144
Other current assets	33,977	33,327	35,909

Total current assets	1,886,213	2,071,827	1,635,831
PROPERTY AND EQUIPMENT:
Land and buildings	24,524	23,158	21,200
Leasehold improvements	177,805	174,495	161,797
Furniture, fixtures and equipment	537,611	505,232	380,907
Property under capital leases	29,079	29,079	29,079

	769,019	731,964	592,983
Less accumulated depreciation and amortization	331,632	308,324	265,345

Net property and equipment	437,387	423,640	327,638
OTHER ASSETS	39,661	36,156	19,884

TOTAL ASSETS	$2,363,261	$2,531,623	$1,983,353

See notes to consolidated financial statements.

BEST BUY CO., INC.

CONSOLIDATED BALANCE SHEETS (continued)

LIABILITIES AND SHAREHOLDERS' EQUITY

($ in 000)

	May 29, 1999 (Unaudited)	February 27, 1999	May 30, 1998 (Unaudited)
CURRENT LIABILITIES:
Accounts payable	$867,329	$1,011,746	$703,301
Accrued compensation and related expenses	53,834	86,667	40,702
Accrued liabilities	248,643	234,364	179,975
Income taxes payable	10,682	46,851	—
Current portion of long-term debt	29,191	30,088	14,390

Total current liabilities	1,209,679	1,409,716	938,368
LONG-TERM LIABILITIES	66,720	57,453	51,625
LONG-TERM DEBT	28,402	30,509	207,247
CONVERTIBLE PREFERRED SECURITIES OF SUBSIDIARY	—	—	671
SHAREHOLDERS' EQUITY:
Preferred stock, $1.00 par value: Authorized—400,000 shares; Issued and outstanding—none	—	—	—
Common stock, $.10 par value: Authorized—400,000,000 shares; Issued and outstanding 203,806,000, 203,621,000 and 200,619,000 shares, respectively	20,380	10,181	10,031
Additional paid-in capital	509,884	542,377	497,828
Retained earnings	528,196	481,387	277,583

Total shareholders' equity	1,058,460	1,033,945	785,442

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,363,261	$2,531,623	$1,983,353

See notes to consolidated financial statements.

BEST BUY CO., INC.

CONSOLIDATED STATEMENTS OF EARNINGS

($ in 000, except per share amounts)

(Unaudited)

	Three Months Ended
	May 29, 1999	May 30, 1998
Revenues	$2,385,431	$1,938,383
Cost of goods sold	1,923,429	1,589,445

Gross profit	462,002	348,938
Selling, general and administrative expenses	390,301	326,154

Operating income	71,701	22,784
Net interest income (expense)	4,413	(2,495)

Earnings before income tax expense	76,114	20,289
Income tax expense	29,305	7,812

Net earnings	$46,809	$12,477

Basic earnings per share	$.23	$.07
Diluted earnings per share	$.22	$.06
Basic weighted average common shares outstanding (000's)	204,034	191,571
Diluted weighted average common shares outstanding (000's)	213,279	199,781

See notes to consolidated financial statements.

BEST BUY CO., INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED MAY 29, 1999

($ in 000)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings
Balance, February 27, 1999	$10,181	$542,377	$481,387
Stock options exercised	119	9,243	—
Tax benefit from stock options exercised	—	20,782	—
Two-for-one stock split	10,190	(10,190)	—
Repurchase of common stock	(110)	(52,328)	—
Net earnings, three months ended May 29, 1999	—	—	46,809

Balance, May 29, 1999	$20,380	$509,884	$528,196

See notes to consolidated financial statements.

BEST BUY CO., INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in 000)

(Unaudited)

	Three Months Ended
	May 29, 1999	May 30, 1998
OPERATING ACTIVITIES
Net earnings	$46,809	$12,477
Depreciation, amortization and other non-cash charges	23,638	17,604

	70,447	30,081
Changes in operating assets and liabilities:
Receivables	(13,298)	20,139
Merchandise inventories	(65,030)	(40,356)
Other assets	(934)	2,309
Accounts payable	(144,417)	(59,350)
Other liabilities	(9,785)	(20,158)
Income taxes payable	(15,387)	(24,608)

Total cash used in operating activities	(178,404)	(91,943)

INVESTING ACTIVITIES
Additions to property and equipment	(36,937)	(12,084)
Increase in recoverable costs from developed properties	(10,302)	(17,702)
Increase in other assets	(2,949)	(3,580)

Total cash used in investing activities	(50,188)	(33,366)

FINANCING ACTIVITIES
Repurchase of common stock	(52,438)	—
Common stock issued	9,140	6,165
Long-term debt payments	(3,004)	(3,685)

Total cash (used in) provided by financing activities	(46,302)	2,480

DECREASE IN CASH AND CASH EQUIVALENTS	(274,894)	(122,829)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	785,777	520,127

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$510,883	$397,298

Amounts in this statement are presented on a cash basis and therefore may differ from those shown in other sections of this quarterly report.
Supplemental cash flow information:
Cash paid during the period for:
Interest	$1,328	$9,443
Income taxes	$44,048	$28,891

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

2. Change in Accounting Policy—Performance Service Plans:

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

    The impact of the restatement on affected financial information in the consolidated statements of operations for the three-month periods ended May 29, 1999 and May 30, 1998, is as follows (in thousands, except per share amounts):

	Three Months Ended
	As Previously Reported May 29, 1999 (Unaudited)	As Restated May 29, 1999 (Unaudited)	As Previously Reported May 30, 1998 (Unaudited)	As Restated May 30, 1998 (Unaudited)
Revenues	$2,386,188	$2,385,431	$1,943,664	$1,938,383
Cost of goods sold	1,923,429	1,923,429	1,589,445	1,589,445
Gross profit	462,759	462,002	354,219	348,938
Selling, general and administrative expenses	390,301	390,301	326,154	326,154
Operating income	72,458	71,701	28,065	22,784
Income tax expense	29,596	29,305	9,845	7,812
Net earnings	47,275	46,809	15,725	12,477
Basic earnings per share	0.23	0.23	0.08	0.07
Diluted earnings per share	0.22	0.22	0.08	0.06

    In addition, the restatement also resulted in changes to the consolidated balance sheets as of May 29, 1999, February 27, 1999 and May 30, 1998 and certain classifications within the statements of cash flows for the three-month periods ended May 29, 1999 and May 30, 1998. As of May 29, 1999, the restatement resulted in a net reduction in retained earnings of approximately $31 million representing the deferral of revenues net of the applicable income tax effect. The revenue deferred under the new policy will be recognized in future years over the lives of the related contracts.

3. Income Taxes:

    Income taxes are provided on an interim basis based upon management's estimate of the annual effective tax rate.

4. Earnings Per Share:

    The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings per common share:

	Three Months Ended
	May 29, 1999	May 30,1998
Numerator (000's):
Net earnings	$46,809	$12,477

Denominator (000's):
Weighted average common shares outstanding	204,034	191,571
Dilutive effect of employee stock options	9,245	8,210

Weighted average common shares outstanding assuming dilution	213,279	199,781

Basic earnings per share	$.23	$.07
Diluted earnings per share	$.22	$.06

    In March 1999, the Company effected a two-for-one stock split in the form of a stock dividend. All common share and per share information reflects the stock split.

5. Retirement of Debt:

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

6. Share Repurchase Program:

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

BEST BUY CO., INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

    Net earnings for the first quarter of fiscal 2000 were a record $46.8 million, or $.22 per share on a diluted basis, compared to $12.5 million, or $.06 per share, for the comparable period last year. Strong consumer spending and market share gains combined with continued improvement in gross profit margins were the principal factors generating the record results. In addition, earnings of over $250 million in the past four quarters, the retirement of over $380 million in debt in fiscal 1999 and improved inventory management strengthened the Company's balance sheet and reduced net interest by $6.9 million compared to the first quarter one year ago.

    Results of operations reflect a change in accounting and restatement of previously reported amounts where necessary to reflect recent Securities and Exchange Commission Staff guidance on accounting for certain extended service contracts, as more fully described in Note 2 to the accompanying financial statements. The Company refers to these contracts as Performance Service Plans (PSPs). Previously reported earnings for the first quarter of fiscal 2000 were $47.3 million before being reduced by $500,000 to reflect the change. The restatement had no impact on earnings per share as reported for the quarter. The reduction to retained earnings, as a result of the change, through May 29, 1999, totaled approximately $31 million.

    Revenues in the first quarter increased 23% to $2.385 billion compared to $1.938 billion in the first quarter last year. A comparable store sales increase of 13.3% on top of 15.3% for the first quarter last year and the operation of 24 net additional stores drove the increase in revenues. The comparable store sales increase was the sixth consecutive quarter of sales gains in excess of 10%. Improved store execution, better in-stock levels and more effective advertising allowed the Company to capitalize on the continued strength in its retail sector and achieve market share gains. Each of the Company's major product categories generated double-digit comparable store sales increases.

    As of May 29, 1999, the Company operated 313 stores compared to 289 stores one year ago. In the first quarter, the Company opened three of the approximately 45 new stores planned for fiscal 2000. New stores opened in the quarter included one store each in Reno, Nevada; Ft. Worth, Texas; and Sacramento, California. The Company also closed one store during the quarter. Of the remaining stores scheduled to open in fiscal 2000, 20 are expected to open during the second quarter, including entry into the new major markets of San Francisco, California and Jacksonville, Florida. Included in the total number of fiscal 2000 new store openings are about six new, small market format stores of approximately 30,000 square feet.

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

    Retail store sales mix by major product category for the first quarter of the current and prior fiscal years was as follows:

	Three Months Ended
	May 29, 1999	May 30, 1998
Home Office	37%	37%
Consumer Electronics
Video	16	15
Audio	11	11
Entertainment Software	18	19
Appliances	9	9
Other	9	9

Total	100%	100%

    Gross profit margins improved significantly in the first quarter of fiscal 2000 to 19.4% of sales compared to 18.0% of sales in the first quarter of fiscal 1999. This improvement reflects the continuing benefit from the Company's marketing initiatives including improved inventory management, more effective advertising, and more profitable assortments within product categories. Also, the increase in sales of higher margin performance service plans in the first quarter to 4.1% of sales from 3.7% of sales last year contributed to the increased gross profit margin.

    Selling, general and administrative expenses (SG&A) decreased to 16.4% of sales in the quarter, compared to 16.8% of sales in the first quarter last year. The improvement was due to leverage on operating expenses, in particular overhead and net advertising costs, resulting from the strong sales gains. SG&A as a percent of sales declined while the Company continued to invest in initiatives to improve business processes and operating performance. The year over year increase in SG&A spending was due principally to payroll-related expenses to support the Company's growth and strategic initiatives as well as increased retail store compensation due to the competitive labor market and continuing efforts to build a higher caliber staff. The Company's ability to report a 3% operating margin in the lowest volume quarter illustrates the return being generated by its investment in strategic initiatives. SG&A as a percent of gross margin fell to 84% from 93% in the first quarter of the prior year as gross margin gains continue to fund the Company's initiatives.

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

Financial Condition

    Working capital of $677 million at May 29,1999, decreased only $20 million even after the early redemption of the Notes in the third quarter of fiscal 1999 and the acceleration of the Company's expansion plans which are being funded through operations. Cash and cash equivalents increased by

$114 million as a result of improved inventory management and profitability improvements over the past four quarters. Merchandise inventories were essentially unchanged compared to last year, even with the net addition of 24 stores, as inventory turns approached seven times. The Company's net investment in inventory, inventory net of accounts payable, improved by approximately $150 million compared to last year's first quarter as a result of the faster inventory turns. The Company's cash position and net investment in inventory is impacted by the timing of payments to vendors and can vary significantly. Receivables increased by $70 million due primarily to higher business volumes as compared to last year's first quarter. The receivable balance was relatively unchanged from fiscal 1999 year-end. Recoverable costs from developed properties increased by $58 million due to development of new stores and a new distribution center which opened in May 1999. Accounts payable increased as compared to year ago levels as a result of the higher business volume. Accruals for payroll related liabilities increased as compared to last year's first quarter consistent with an expanding employee base needed to support the Company's growth. Other accrued liabilities increased as a result of outside services fees, the generally higher levels of business activity and increased income taxes due to the significant increase in earnings as compared to last year.

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

PART II—OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

			Method of Filing
a.	Exhibits:
	10.1	1997 Employee Non-Qualified Stock Option Plan, 1999 Amendment and Restatement	(2)
	10.2	1997 Directors' Non-Qualified Stock Option Plan, 1999 Amendment and Restatement	(2)
	10.3	1994 Full-Time Employee Non-Qualified Stock Option Plan, 1999 Amendment and Restatement	(2)
	27.1	Financial Data Schedule	(1)
b.	Reports on Form 8-K:
	None.
(1)
Document is filed herewith.

(2)
Exhibit so marked was filed with the Securities and Exchange Commission on July 12, 1999, as an exhibit to the Form 10-Q of Best Buy Co., Inc. and is incorporated herein by reference and made a part hereof.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEST BUY CO., INC. (Registrant)
Date: March 17, 2000	By:	/s/ ROBERT C. FOX Robert C. Fox Senior Vice President Finance & Treasurer

QuickLinks

PART 1. FINANCIAL INFORMATION
  ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PART II—OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:
SIGNATURES