Form 10-Q/A
period 1999-07-28
BEST BUY CO INC
filed 2000-03-20
CIK 764478

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment Number 1)

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 28, 1999
OR
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 1-9595

BEST BUY CO., INC.
(Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-0907483 (I.R.S. Employer Identification No.)
7075 Flying Cloud Drive Eden Prairie, Minnesota (Address of principal executive offices)	55344 (Zip Code)

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

    The Registrant's financial statements as of August 28, 1999, February 27, 1999 and August 29, 1998, and for the three and six-month periods ended August 28, 1999 and August 29, 1998 have been restated and are included herein. Items 1, 2 and 6 of the Registrant's Quarterly Report on Form 10-Q are hereby amended in their entirety as follows:

PART 1. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

     BEST BUY CO., INC.

CONSOLIDATED BALANCE SHEETS

ASSETS

($ in 000)

	August 28, 1999 (Unaudited)	February 27, 1999	August 29, 1998 (Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$473,444	$785,777	$491,632
Receivables	178,492	132,401	140,714
Recoverable costs from developed properties	89,699	73,956	48,045
Merchandise inventories	1,287,646	1,046,366	1,167,966
Other current assets	35,135	33,327	29,537

Total current assets	2,064,416	2,071,827	1,877,894
PROPERTY AND EQUIPMENT
Land and buildings	48,309	23,158	21,212
Leasehold improvements	187,887	174,495	162,680
Furniture, fixtures and equipment	610,831	505,232	395,360
Property under capital leases	29,079	29,079	29,079

	876,106	731,964	608,331
Less accumulated depreciation and amortization	353,286	308,324	280,137

Net property and equipment	522,820	423,640	328,194
OTHER ASSETS	40,947	36,156	20,581

TOTAL ASSETS	$2,628,183	$2,531,623	$2,226,669

See notes to consolidated financial statements.

BEST BUY CO., INC.

CONSOLIDATED BALANCE SHEETS (continued)

LIABILITIES AND SHAREHOLDERS' EQUITY

($ in 000)

	August 28, 1999 (Unaudited)	February 27, 1999	August 29, 1998 (Unaudited)
CURRENT LIABILITIES
Accounts payable	$1,058,921	$1,011,746	$860,116
Accrued compensation and related expenses	68,097	86,667	48,403
Accrued liabilities	261,095	281,215	209,295
Current portion of long-term debt	10,130	30,088	182,078

Total current liabilities	1,398,243	1,409,716	1,299,892
LONG-TERM LIABILITIES	69,743	57,453	54,038
LONG-TERM DEBT	25,690	30,509	35,295
SHAREHOLDERS' EQUITY
Preferred stock, $1.00 par value: Authorized—400,000 shares; Issued and outstanding—none	—	—	—
Common stock, $.10 par value: Authorized—400,000,000 shares; Issued and outstanding 205,270,000, 203,621,000 and 201,540,000 shares, respectively	20,527	10,181	10,077
Additional paid-in capital	527,717	542,377	508,329
Retained earnings	586,263	481,387	319,038

Total shareholders' equity	1,134,507	1,033,945	837,444

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,628,183	$2,531,623	$2,226,669

See notes to consolidated financial statements.

BEST BUY CO., INC.

CONSOLIDATED STATEMENTS OF EARNINGS

($ in 000, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	August 28, 1999	August 29, 1998	August 28, 1999	August 29, 1998
Revenues	$2,686,640	$2,177,766	$5,072,071	$4,116,149
Cost of goods sold	2,156,120	1,771,775	4,079,549	3,361,220

Gross profit	530,520	405,991	992,522	754,929
Selling, general and administrative expenses	440,914	337,554	831,215	663,708

Operating income	89,606	68,437	161,307	91,221
Net interest income (expense)	4,276	(1,010)	8,689	(3,505)

Earnings before income tax expense	93,882	67,427	169,996	87,716
Income tax expense	35,815	25,972	65,120	33,784

Net earnings	$58,067	$41,455	$104,876	$53,932

Basic earnings per share	$.28	$.21	$.51	$.27
Diluted earnings per share	$.27	$.20	$.49	$.26
Basic weighted average common shares outstanding (000's)	205,038	201,029	204,536	196,273
Diluted weighted average common shares outstanding (000's)	213,907	209,852	213,593	208,972

See notes to consolidated financial statements.

BEST BUY CO., INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE SIX MONTHS ENDED AUGUST 28, 1999

($ in 000)

(Unaudited)

	Common stock	Additional paid-in capital	Retained earnings
Balance, February 27, 1999	$10,181	$542,377	$481,387
Stock options exercised	333	27,235	—
Tax benefit from stock options exercised	—	65,658	—
Two-for-one stock split	10,190	(10,190)	—
Repurchase of common stock	(177)	(97,363)	—
Net earnings, six months ended August 28, 1999	—	—	104,876

Balance, August 28, 1999	$20,527	$527,717	$586,263

See notes to consolidated financial statements.

BEST BUY CO., INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in 000)

(Unaudited)

	Six Months Ended
	August 28, 1999	August 29, 1998
OPERATING ACTIVITIES
Net earnings	$104,876	$53,932
Depreciation, amortization and other non-cash charges	46,110	36,322

	150,986	90,254
Changes in operating assets and liabilities:
Receivables	(46,091)	(45,012)
Merchandise inventories	(241,280)	(107,178)
Other assets	(2,263)	7,698
Accounts payable	47,175	97,464
Other liabilities	38,741	1,294

Total cash (used in) provided by operating activities	(52,732)	44,520

INVESTING ACTIVITIES
Additions to property and equipment	(144,733)	(31,124)
Increase in recoverable costs from developed properties	(15,743)	(39,830)
Increase in other assets	(3,933)	(3,531)

Total cash used in investing activities	(164,409)	(74,485)

FINANCING ACTIVITIES
Repurchase of common stock	(97,540)	—
Common stock issued	27,125	10,090
Long-term debt payments	(24,777)	(8,620)

Total cash (used in) provided by financing activities	(95,192)	1,470

DECREASE IN CASH AND CASH EQUIVALENTS	(312,333)	(28,495)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	785,777	520,127

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$473,444	$491,632

Amounts in this statement are presented on a cash basis and therefore may differ from those shown in other sections of this quarterly report.
Supplemental cash flow information:
Cash paid during the period for:
Interest	$3,132	$12,247
Income taxes	$47,064	$33,952

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

    The impact of the restatement on affected financial information in the consolidated statements of operations for the three-month and six-month periods ended August 28, 1999 and August 29, 1998, is as follows (in thousands, except per share amounts):

	Three Months Ended
	As Previously Reported August 28, 1999 (Unaudited)	As Restated August 28, 1999 (Unaudited)	As Previously Reported August 29, 1998 (Unaudited)	As Restated August 29, 1998 (Unaudited)
Revenues	$2,688,183	$2,686,640	$2,182,124	$2,177,766
Cost of goods sold	2,156,120	2,156,120	1,771,775	1,771,775
Gross profit	532,063	530,520	410,349	405,991
Selling, general and administrative expenses	440,914	440,914	337,554	337,554
Operating income	91,149	89,606	72,795	68,437
Income tax expense	36,404	35,815	27,650	25,972
Net earnings	59,021	58,067	44,135	41,455
Basic earnings per share	0.29	0.28	0.22	0.21
Diluted earnings per share	0.28	0.27	0.21	0.20
	Six Months Ended
	As Previously Reported August 28, 1999 (Unaudited)	As Restated August 28, 1999 (Unaudited)	As Previously Reported August 29, 1998 (Unaudited)	As Restated August 29, 1998 (Unaudited)
Revenues	$5,074,371	$5,072,071	$4,125,788	$4,116,149
Cost of goods sold	4,079,549	4,079,549	3,361,220	3,361,220
Gross profit	994,822	992,522	764,568	754,929
Selling, general and administrative expenses	831,215	831,215	663,708	663,708
Operating income	163,607	161,307	100,860	91,221
Income tax expense	66,000	65,120	37,495	33,784
Net earnings	106,296	104,876	59,860	53,932
Basic earnings per share	0.52	0.51	0.30	0.27
Diluted earnings per share	0.50	0.49	0.29	0.26

    In addition, the restatement also resulted in changes to the consolidated balance sheets as of August 28, 1999, February 27, 1999 and August 29, 1998 and certain classifications within the statements of cash flows for the six-month periods ended August 28, 1999 and August 29, 1998. As of August 28, 1999, the restatement resulted in a net reduction in retained earnings of approximately $32 million representing the deferral of revenues net of the applicable income tax effect. The revenue deferred under the new policy will be recognized in future years over the lives of the related contracts.

3.  Income Taxes:

    Income taxes are provided on an interim basis based upon management's estimate of the annual effective tax rate. Management's revised estimate of the annual effective tax rate of 38.3% for fiscal 2000 reflects higher levels of tax exempt interest income. This revised annual estimate resulted in an effective rate of 38.1% for the second quarter.

4.  Earnings Per Share:

    The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings per common share:

	Three Months Ended		Six Months Ended
	August 28, 1999	August 29, 1998	August 28, 1999	August 29, 1998
Numerator (000's):
Net earnings	$58,067	$41,455	$104,876	$53,932
Interest on preferred securities, net of tax	—	—	—	771

Net earnings assuming dilution	$58,067	$41,455	$104,876	$54,703

Denominator (000's):
Weighted average common shares Outstanding	205,038	201,029	204,536	196,273
Effect of dilutive securities:
Employee stock options	8,869	8,823	9,057	8,508
Preferred securities	—	—	—	4,191

Weighted average common shares outstanding assuming dilution	213,907	209,852	213,593	208,972

Basic earnings per share	$.28	$.21	$.51	$.27
Diluted earnings per share	$.27	$.20	$.49	$.26

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

BEST BUY CO., INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results Of Operations

    Net earnings for the second quarter of fiscal 2000 were a record $58.1 million, or $.27 per share on a diluted basis, compared to net earnings of $41.5 million, or $.20 per share, for the comparable period last year. For the first six months of the current fiscal year net earnings were a record $104.9 million, or $.49 per share on a diluted basis, compared to $53.9 million, or $.26 per share, for the same period last year. Continued strength in consumer spending and market share gains combined with continued improvement in gross profit margins were the principal factors generating the record results. Pre-opening expenses incurred in connection with the opening of 19 new stores during the quarter reduced net earnings for the second quarter of the current year by approximately $8 million, or $.04 per diluted share. No new stores were opened in the second quarter of fiscal 1999.

    Results of operations reflect a change in accounting and restatement of previously reported amounts where necessary to reflect recent Securities and Exchange Commission Staff guidance on accounting for certain extended service contracts, as more fully described in Note 2 to the accompanying financial statements. The Company refers to these contracts as Performance Service Plans (PSPs). Previously reported earnings for the second quarter of fiscal 2000 were $.28 per share before being reduced by $1.0 million, or $.01 per share, to reflect the change. Previously reported earnings for the first six months of fiscal 2000 were $.50 per share before being reduced by $1.4 million, or $.01 per share, to reflect the change. The reduction to retained earnings, as a result of the change, through August 28, 1999, totaled approximately $32 million.

    Revenues in the second quarter increased 23% to $2.687 billion compared to $2.178 billion in the second quarter last year. Revenues in the first six months increased 23% to $5.072 billion compared to $4.116 billion last year. Comparable store sales increases of 11.1% for the second quarter and 12.2% year-to-date and a net increase of 43 new stores in the past twelve months drove the revenue increases. The Company's multi-year program to offer a more customer focused product assortment, improve in-stock levels and increase advertising effectiveness, coupled with successful retail execution, has allowed the Company to capitalize on the continued strength in the overall retail sector and generate comparable store sales increases in excess of 10% for seven consecutive quarters. Sales of digital technology products such as Digital Versatile Disc (DVD), Digital Broadcast Satellite (DBS), digital cameras and camcorders, as well as strong sales of personal computers and music and movies, fueled the comparable store sales gains. All major product categories generated comparable store sales increases as the Company continued to gain market share.

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

    Retail store sales mix by major product category for the three-month and six-month periods was as follows:

	Three Months Ended		Six Months Ended
	August 28, 1999	August 29, 1998	August 28, 1999	August 29, 1998
Home Office	36%	36%	36%	36%
Consumer Electronics
Audio	10	11	10	11
Video	16	15	16	15
Entertainment Software	17	18	18	19
Appliances	11	11	10	10
Other	10	9	10	9

Total	100%	100%	100%	100%

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

    Gross profit margin in the second quarter improved to 19.7% compared to 18.6% in the second quarter of fiscal 1999, over a full 1% of sales improvement. Gross profit margin in the six-month period improved 1.3% of sales to 19.6% compared to 18.3% in the same period last year. These improvements reflect the continuing benefit from the Company's initiatives to generate more profitable product assortments, improve inventory management and enhance advertising effectiveness. Increased sales of higher margin PSPs and accessories favorably impacted margins in the quarter and year-to-date periods. Sales of PSPs accounted for 4.2% of total sales for both the second quarter and six-month period of the current year compared to 3.9% and 3.8% for the quarter and six-month period of the prior year, respectively. The Company's ongoing efforts to reduce inventory shrink also contributed to the margin improvements. Management expects gross profit margins will continue to exceed prior year levels in the second half of this year. However, an expected seasonal change will result in a lower gross profit margin in the second half of the year as compared to the first half. This change is due, in part, to a seasonal product sales mix shift, which typically includes more personal computers and fewer appliances and mobile electronics. In addition, promotional activity typically increases during the holiday season and during store grand opening events. The percentage of higher margin PSP sales in the mix declines during the holiday season, also impacting gross profit margins in the second half of the year.

    Selling, general and administrative (SG&A) expenses increased to 16.4% of sales in the quarter compared to 15.5% in the second quarter last year. Year-to-date, SG&A expenses increased to 16.4% of sales in the current year compared to 16.1% for the same period last year. These increases were largely due to hiring and training costs associated with the opening of 19 new stores during the quarter, as well as significant grand opening advertising costs associated with the entry into the San Francisco market. The pre-opening costs of approximately $450,000 per store plus the grand opening advertising expenses increased second quarter SG&A expenses by approximately $13 million, or 0.5% of sales, compared to the same period last year. Of the 19 new stores opened in the current year's second quarter, ten were opened in the last month of the quarter. As a result, the benefits of the pre-opening costs incurred in opening those stores will not be fully realized until the second half of the year. The remainder of the increase in SG&A spending was due principally to expenses incurred to support the Company's increased expansion plans, as well as investments in personnel and strategic initiatives expected to produce longer-term benefits. These costs include training and development of retail store management, developing the Company's e-commerce business and enhancing systems that support retail and service operations. Excluding the impact of the new store opening costs, SG&A expenses as a percentage of gross margin declined to 81% in the second quarter as compared to 83% in the second quarter last year, and operating margin improved to 3.8% compared to 3.1% in the same quarter one year ago. This leverage is consistent with management's intent to fund expansion and business improvement initiatives through increased gross profit margins. Management currently expects that SG&A spending will continue to increase on a year-over-year basis. Higher sales volumes in the second half of the year, combined with higher year-over-year gross margin rates, are expected to result in improved operating income margins in the second half of the year.

    Net interest income was $4.3 million in the second quarter and $8.7 million year-to-date compared to net interest expense of $1.0 million and $3.5 million, respectively, in the same periods last year. These improvements were principally due to the early retirement of the Company's $150 million 8 5/8% Senior Subordinated Notes in the third quarter of fiscal 1999 and the conversion into equity of the Company's $230 million in preferred securities in the first quarter of fiscal 1999. Interest earned on higher cash balances resulting from faster inventory turns and earnings over the past four quarters in excess of $270 million also contributed to the improvement.

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

Financial Condition

    Working capital of $666 million at August 28, 1999 improved from $578 million a year ago. Cash and cash equivalents decreased by only $18 million compared to one year ago even with the retirement of over $180 million in debt, the repurchase of $100 million of the Company's common stock and the investment in new stores, corporate facilities and other initiatives to grow the business. Cash and cash equivalents decreased by $312 million compared to February 27, 1999, primarily due to investment in new stores and corporate facilities and the repurchase of $98 million of the Company's common stock in the first half of fiscal 2000. Merchandise inventories increased by $120 million compared to the second quarter last year, or 10%, while the number of stores open at the end of the second quarter increased by 15% and sales increased by 23% as inventory turns continued to improve. The rolling twelve month inventory turns improved nearly one full turn to 7.0 times for the period ended August 28, 1999, compared to 6.1 times for the period ended August 29, 1998. The Company's net investment in inventory, inventory net of accounts payable, was $229 million at August 28, 1999, down from $308 million at August 29, 1998. Merchandise inventories increased by $241 million compared to February 27, 1999, largely due to seasonality and the net addition of 21 stores in the first six months of fiscal 2000. The Company's cash position and net investment in inventory are impacted by the timing of payments to vendors and can vary significantly. Receivables increased by $38 million as compared to a year ago and $46 million compared to last fiscal year-end primarily due to higher business volumes including amounts due from the ISP subsidy provider. Recoverable costs from developed properties increased by $42 million compared to last year primarily due to the development of new stores. Other assets and long-term liabilities both increased due to the Company's deferred compensation plan, established in fiscal 1999. Accounts payable increased as compared to a year ago and last fiscal year-end as a result of the higher business volume and increased inventory levels. Accruals for payroll related liabilities increased as compared to last year's second quarter consistent with an expanding employee base needed to support the Company's growth, but decreased versus the prior fiscal year-end due to the payment of fiscal 1999 bonuses. Other accrued liabilities increased compared to August 29, 1998, as a result of the overall higher levels of business activity.

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

    Management expects total capital spending for fiscal 2000 to be approximately $400 million, exclusive of amounts expected to be recovered through subsequent sales and leasebacks, related to the Company's 45 new stores and 13 remodeled, expanded or relocated stores in fiscal 2000. Capital spending for the current year also includes expenditures required to support he Company's plans to open 55 to 60 stores in fiscal 2001, as well as further expansion of the Company's corporate headquarters capacity. In addition, the Company continues to invest in information systems to support the development of its e-commerce business and to improve its Services division.

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

    The Company has replaced or installed certain non-mainframe computer hardware and software that addressed new business application needs, as well as Y2K issues. The timing was accelerated for certain projects to meet Y2K compliance. The only implementation activities remaining are final implementation of the systems that support the Company's Services division and the in-store register system. Testing for both systems is expected to be completed during the third quarter.

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

PART II—OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

		Method of Filing
a.	Exhibits:
	10.1 Credit Agreement dated August 9, 1999	(2)
	27.1 Financial Data Schedule	(1)
b.	Reports on Form 8-K:
	None.

(1)
Document is filed herewith.

(2)
Exhibit so marked was filed with the Securities and Exchange Commission on October 12, 1999 as an exhibit to the Form 10-Q of Best Buy Co., Inc. and is incorporated herein by reference and made a part hereof.

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