Form 10-K
period 2000-02-26
BEST BUY CO INC
filed 2000-05-24
CIK 764478

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED FEBRUARY 26, 2000.

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-9595

BEST BUY CO., INC.

(Exact Name of Registrant as Specified in its Charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-0907483 (I.R.S. Employer Identification No.)
7075 Flying Cloud Drive Eden Prairie, Minnesota (Address of principal executive offices)	55344 (Zip Code)

Registrant's telephone number, including area code: 952-947-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, par value $.10 per share	Name of each exchange on which registered New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    The aggregate market value of voting stock held by non-affiliates of the Registrant on April 29, 2000, was approximately $9,976,000,000. On that date, there were 206,476,410 shares of Common Stock issued and outstanding.

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's Annual Report to Shareholders for the year ended February 26, 2000 ("Annual Report") are incorporated by reference into Part II.

    Portions of the Registrant's Proxy Statement dated May 17, 2000 for the regular meeting of shareholders to be held June 22, 2000 ("Proxy Statement") are incorporated by reference into Part III.

    The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their companies. With the exception of historical information, the matters discussed in this Annual Report on Form 10-K are forward-looking statements and may be identified by the use of words such as "believe," "expect," "anticipate," "plan," "estimate," "intend" and "potential." Such statements reflect the current view of the Registrant with respect to future events and are subject to certain risks, uncertainties and assumptions. A variety of factors could cause the Registrant's actual results to differ materially from the anticipated results expressed in such forward-looking statements, including, among other things, general economic conditions, product availability, sales volumes, profit margins, and the impact of labor markets and new product introductions on the Registrant's overall profitability. Readers should refer to the Registrant's Current Report on Form 8-K filed on May 15, 1998, that describes additional important factors that could cause actual results to differ materially from those contemplated by the statements made in this Annual Report on Form 10-K.

PART I

ITEM 1.  BUSINESS

General

    Best Buy Co., Inc. (the "Company" or "Best Buy"), is the nation's largest volume specialty retailer of name-brand consumer electronics, home office equipment, entertainment software and appliances. The Company started in 1966 as an audio component systems retailer, and in the early 1980s, with the introduction of the videocassette recorder, expanded into video products. In 1983, the Company changed its marketing strategy to use mass-merchandising techniques for a wider variety of products, and began to operate its stores with a "superstore" format. In 1989, Best Buy dramatically changed its method of retailing by introducing its Concept II store format, a self-service, noncommissioned, discount-style sales environment designed to give the customer more control over the purchasing process. The Company determined that an increasing number of customers had become knowledgeable enough to select products without the assistance of a commissioned salesperson and preferred to make purchases in a more convenient and customer-friendly environment.

    In fiscal 1995, the Company developed a strategy to further enhance its store format. The strategy, known as Concept III, incorporated a larger store format created to produce a more informative and exciting shopping experience for the customer. Through focus group interviews and other research, the Company determined that customers wanted more product information and a larger product selection. In order to meet these evolving consumer preferences, the Company developed an enhanced store format, which features more hands-on and interactive product demonstrations. In fiscal 1999, the Company introduced its Concept IV store format. This format features improved merchandising, signage and customer service, and was expected to better address consumers' needs as the consumer electronics industry, in particular, progresses into new digital products. Concept IV was designed to reinforce the Company's image as the destination for new technology in a fun, informative and no-pressure-shopping environment. With its innovative retail format, the Company is a national sales leader in all of its principal product categories except appliances, where it currently ranks third. In fiscal 2000, the Company introduced its small-market store format, developed to serve communities with generally less than 200,000 people. These 30,000 square foot stores offer the same product categories as larger stores, but have more flexible floor plans and product assortments tailored to their communities.

    During fiscal 2000, the Company increased its store count by approximately 15%, with the addition of 47 new stores, including nine small-market stores and, as of February 26, 2000, was operating 357 stores in 39 states. The Company anticipates opening approximately 60 stores in fiscal 2001.

Business Strategy

    The Company's business strategy is to offer consumers an enjoyable and convenient shopping experience while maximizing the Company's profitability. Best Buy believes it offers consumers meaningful advantages in store environment, product value, selection and service. An objective of this strategy has been to achieve a dominant market share in the markets Best Buy serves. The Company currently holds a leading, and in some cases a dominant, share in its mature markets. The Company's current store format features interactive displays, and for certain product categories, a high-level of customer assistance, all designed to enhance the customer's shopping experience. As part of its overall strategy, the Company:

  •
  Generally offers a retail format similar to a self-service discount store for many products that consumers are familiar with and provides a higher level of customer service and product information for more technically complex and integrated products.

  •
  Provides a selection of brand name products comparable to retailers that specialize in the Company's principal product categories and seeks to ensure a high level of product availability for customers.

  •
  Seeks to provide customers with the best product value available in the market area through active comparison shopping programs, daily price changes, lowest-price guarantees and special promotions, including interest-free financing and home delivery.

  •
  Provides a variety of services not offered by certain competitors, including convenient financing programs, product delivery and installation, and post-sale services including repair and warranty services and computer upgrades.

  •
  Locates stores at sites that are easily accessible from major highways and thoroughfares and seeks to create sufficient concentrations of stores in major markets to maximize the leverage on fixed costs including advertising and operations management.

  •
  Controls costs and enhances operating efficiency by centrally controlling all buying, merchandising and distribution, and vertically integrating certain support functions such as advertising.

    Best Buy's store format is a key component of its business strategy. The Company believes that because consumers are generally familiar with certain products the Company sells and are accustomed to discount shopping formats, they increasingly resist efforts to direct their choice of product and appreciate controlling the purchase decision. For products that are relatively easy for consumers to understand and purchase, the Company employs a self-service, discount-style store format, featuring easy-to-locate product groupings, emphasizing customer choice and product information. These products include entertainment software and less complex consumer electronics products such as VCRs and smaller-sized televisions. For other, more complex products such as personal computers, big-screen television sets, appliances, digital phones and digital cameras, the Company provides dedicated and specially trained sales assistance. Sales staff in these product categories help customers understand the features and benefits of new technology and can assist customers in the purchase of accessories and registration for service with providers.

    Best Buy continuously evaluates the retail environment and regularly uses focus groups and customer surveys to assess customer preferences. Through these processes, Best Buy concluded that customers want access to more product information in order to be more confident about their buying decisions. Most stores contain a demonstration area for home theater systems, big-screen televisions and audio speaker areas. These demonstration areas allow customers to experience and compare product performance firsthand. Most of the stores also feature one or more "high-touch" sales areas where specially trained salespeople assist customers with more complex products such as digital cameras, digital phones, camcorders, digital broadcast satellite systems (DBS) and personal digital assistants. Best Buy believes that these demonstration and display areas further differentiate it from competing retailers and should also provide an advantage for the Company relative to competitors such as catalog and Internet retailers. In addition, all Best Buy stores feature a configure-to-order process for personal computers that enables computer buyers to tailor-order a computer system from such vendors as Compaq, Hewlett-Packard and Micron.

    The Company's stores are in large, open buildings with high ceilings. Best Buy's stores average approximately 44,000 square feet. The stores feature interactive displays and skilled employee demonstrations; most stores feature large viewing areas for big-screen and projection televisions and interactive speaker environments. The Company expects to open approximately 60 new stores in fiscal 2001, including 12 small-market format stores.

    The Company believes that its advertising strategy continues to contribute to its increasing market share and brand image. Best Buy spends approximately 3% of store sales on advertising, including the weekly distribution of approximately 40 million newspaper inserts. The Company is reimbursed by vendors for a substantial portion of advertising expenditures through cooperative advertising arrangements. The Company has vertically integrated advertising and promotion capabilities and operates its own in-house advertising agency. This capability allows the Company to respond rapidly to competitors in a cost-effective manner. In many of its markets, the Company is able to secure and deliver to its stores merchandise and to create, produce and run an advertisement all within a period of less than one week.

    Print advertising generally consists of four-color weekly inserts, typically 28 to 32 pages, that emphasize a variety of product categories and feature an extensive name-brand selection with a wide range of price points. The Company also produces all of its television commercials, each with a specific marketing message. Television commercials account for about one-third of total advertising expenditures. The Company also utilizes a national brand image campaign to move Best Buy's image beyond that of a low-price specialty retailer to one that positions the Company as the destination for new technology products that enhance customers' time, whether leisure or work, and make leisure time more fun. The Company believes that building customer brand loyalty is a significant element in its business strategy.

    Product service and repair are important aspects of Best Buy's brand strategy, providing the opportunity to differentiate itself from the retailers operating exclusively as bricks-and-mortar retailers or Internet retailers. The Company generally offers to service and repair all of the products it sells, with the exception of entertainment software, and has been designated by substantially all of its major suppliers as an authorized servicer. In addition, the Company makes its in-store technical support staff available to assist customers with the custom configuration of personal computers and peripheral products. The Company also delivers major appliances and large electronics products and installs car stereos, vehicle security systems and major appliances. In fiscal 2000, the Company began a multi-year project to expand and improve its service capabilities by undertaking efforts to improve the quality of service and leverage its Service, Retail and Marketing functions to provide value added services to the customer.

    In fiscal 2000, the Company created BestBuy.com, Inc. ("BestBuy.com") its wholly-owned subsidiary and continued developing a comprehensive Internet service designed to offer products in all of the Company's principal product categories. Management expects to launch the new BestBuy.com business to the public in June 2000. The Company's Internet vision includes developing a fully integrated "clicks-and-mortar" strategy, becoming the market leader in providing entertainment and technology solutions to consumers via the Internet and developing interactive consumer relationships that create lifetime value. The "clicks-and-mortar" strategy will leverage the Company's existing nationwide store network with Best Buy's brand awareness, substantial advertising and promotional activities, warranty and repair capabilities, and supply chain, warehousing and logistics network. The strategy includes providing the consumer with a synchronized experience across all selling channels, whether the consumer is researching, purchasing, receiving or returning products, or obtaining entertainment. BestBuy.com intends to take full advantage of the Web's unique capabilities while focusing on retailing fundamentals. While e-commerce does not currently represent a significant portion of the Company's business, the Company believes the development of a comprehensive Internet business represents a significant growth opportunity. The Company believes it's fully integrated "clicks-and-mortar" strategy will also provide a competitive advantage over other Internet retailers.

    During fiscal 2000, the Company and BestBuy.com formed several strategic alliances to provide better solutions for the Company's customers. Investments were made in Simplexity.com™ and etown.com™. Simplexity.com provides telecommunications service options by market, and etown.com, a leading online source of consumer electronics information, allows access to independent editorials and product information. Subsequent to year-end, the Company also finalized a comprehensive strategic alliance with Microsoft Corporation. The agreement with Microsoft encompasses significant co-marketing between the Microsoft Network of Internet Services (MSN™), BestBuy.com and Best Buy's retail stores via direct marketing and advertising inserts, among other things. Microsoft will provide technology support to Best Buy and BestBuy.com and will also support BestBuy.com with prominent placement across Microsoft properties, including MSNBC, the WebTV Network™, the

Expedia.com™ travel service, the MSN Hotmail™ Web-based e-mail service and the MSN eShop online shopping service. In connection with the alliance, Microsoft purchased approximately 3.9 million shares of Best Buy common stock for $200 million.

Product Selection and Merchandising

    Best Buy provides a broad selection of name-brand models within each product line in order to provide customers with a meaningful assortment. The Company currently offers approximately 5,800 products, exclusive of entertainment software titles and accessories, in its four principal product categories. In addition, the Company offers a selection of accessories supporting its principal product categories.

    The home office category, Best Buy's largest product category, includes personal computers and related peripheral equipment, telephones, digital and cellular phones, pagers, answering machines, fax machines, copiers and calculators. As of the fourth quarter of fiscal 2000, approximately half of the sales in this category were derived from sales of personal computers including desktops, notebooks and configure-to-order computers. The retail market for personal computers is promotional and competitive, with competition primarily from retail stores and factory-to-customer direct channels of distribution. The Company's operating results can be affected by significant changes in promotional activity, consumer demand, availability of personal computers and the timing of computer model transitions by manufacturers. The timing of significant new software releases can also impact sales of personal computers. The Company believes that it is well positioned to withstand competition in the retail market for personal computer products, traditionally low margin items, due to its experience in the market and its significantly improved ability to manage inventories in this category. The Company also believes that its broad product lines, including those that generate higher gross profit margins, and its relatively low cost structure contribute to its ability to compete in this category. In addition, the Company believes that the related services it offers, such as knowledgeable salespeople, in-store computer configuration, maintenance and upgrades, are distinct advantages compared to Internet discount and factory direct computer retailers. Changing technology and hardware requirements necessary to support new software, including online services, are expected to continue to be primary factors in the growth in sales of personal computers and related products in the future. Personal computer unit sales volume growth has been driven by technology improvements, the increasing popularity of the Internet and declining retail-selling prices. In fiscal 2000, Internet service provider rebate offers to new subscribers on the purchase of their personal computers further stimulated computer sales. While the sales of personal computer hardware generate relatively low gross profit margins, the Company's selling strategies have enabled it to generate higher total transaction profit margins through the sale of accessories and services that complete a home computer system. Although the number of computer manufacturers selling through retail distribution channels declined in fiscal 2000, Best Buy added vendors such as Emachine and Micron to its list of home office brand name products which already included brand names such as AT&T, Canon, Compaq, Epson, Fujitsu, Hewlett-Packard, Lexmark, Motorola, NEC, Nokia, Panasonic, Samsung, Sharp, Sony and Toshiba.

    Best Buy's second largest product category is consumer electronics, consisting of video and audio equipment. Video products include television sets, DVD players, VCRs, camcorders and DBS systems. Audio products include audio components, audio systems, shelf systems, portable audio equipment, car stereos and security systems. The Company continues to expand its product selection of consumer electronics by offering higher-end products and components that have greater appeal to audio and video enthusiasts. In recent years, the introduction of digital audio players, digital television, DVD, minidiscs and DBS systems continues the migration of the consumer electronics category into digital technology. The replacement of existing analog technology with digital products represents a significant sales growth opportunity for the Company; although as prices drop, quantities increase and new technology becomes more affordable, the transition could impact sales of current products. To date, however, increasingly affordable digital consumer electronics products have contributed to the Company's sales growth. The Company sells consumer electronics with brand names such as Advent, Aiwa, Bose, Clarion, DIRECTV, Funai, JBL, JVC, Kenwood, KLH, Magnavox, Panasonic, RCA, Rockford Fosgate, Samsung, Sanyo, Sony, Technics, Toshiba, WebTV and Yamaha.

    Best Buy's entertainment software category includes compact discs, DVD movies, pre-recorded videocassettes, computer software, and video game hardware and software. The Company is one of the few large consumer electronics retailers that sell a broad selection of entertainment software in all of its stores. Best Buy customizes a portion of the entertainment software assortment for particular stores based upon the demographics of the market. Entertainment software sales are impacted by the strength of new releases. Video game hardware, video game software and computer software sales are also impacted by the development of new technology. The increase in sales of DVD players in fiscal 2000 and significant expansion in the number of movie titles available in the DVD format, as well as high demand for recorded music led to the Company's sales growth in the entertainment software category.

    The major appliance category includes microwave ovens, washing machines, dryers, air conditioners, dishwashers, refrigerators, freezers, ranges and vacuum cleaners. This category includes brand names such as Amana, Bisell, Eureka, Fantom Technologies, Frigidaire, General Electric, GE Profile, Hoover, Hotpoint, Maytag, Panasonic, Roper, Royal Appliance, Samsung, Sanyo, Sharp, Tappan, Whirlpool and White-Westinghouse. Sales in this category are impacted by new housing activity. In addition, sales in the major appliance category have been favorably impacted by a decline in the number of smaller retailers selling major appliances. An increase in the large home improvement retailers entering the major appliance market could impact sales in the future.

    In addition to products in its four main categories, the Company sells cameras and other photographic equipment and ready-to-assemble furniture designed for use with computer and audio/video equipment. Sales of new digital cameras have contributed to the growth in this category. The Company also sells performance service plans (PSPs) on behalf of an unrelated third party. These PSPs cover product repair and/or replacement for a specified period of time following the purchase of a product, extending and enhancing the manufacturer's warranty.

    The following table shows the percentage of store sales from each of Best Buy's principal product lines for each of the last three years.

	Fiscal Years Ended
	February 26, 2000	February 27, 1999	February 28, 1998
Home Office	35%	36%	38%
Consumer Electronics:
Video	17	16	15
Audio	11	11	11
Entertainment Software	19	20	20
Appliances	8	8	9
Other(1)	10	9	7

Total	100%	100%	100%

(1)
Includes, among other things, performance service plans, cameras and other photographic equipment, blank audio and video recording media, furniture and accessories.

Store Locations and Expansion

    The Company's expansion strategy generally has been to enter major metropolitan areas with the simultaneous opening of several stores and then to expand into contiguous non-metropolitan markets. In fiscal 2000, the Company broadened its existing strategy and opened nine small-market stores, which were designed for communities of less than 200,000 people. As of February 26, 2000, approximately two-thirds of the Company's stores were in metropolitan markets.

    The entry into a new market is preceded by a detailed market analysis, which includes a review of competitors, demographics and economic data. Best Buy's store location strategy enables it to increase the effectiveness of its advertising expenditures and to create a high level of consumer awareness. In addition, the clustering of stores allows the Company to maintain more effective management control and utilize its distribution facilities more efficiently. Currently, Best Buy stores cover approximately 55- to- 60% of the United States population and serve 43 of the 50 largest metropolitan markets.

    When entering a major metropolitan market, the Company establishes a district office, service center and major appliance warehouse. Each new store requires working capital of approximately $4 million for merchandise inventory (net of vendor financing), leasehold improvements, fixtures and equipment. Pre-opening costs of approximately $600,000 per store, excluding advertising costs associated with the grand opening of a store, are incurred through hiring, relocating and training new employees, and in merchandising the store. These costs are expensed as incurred.

    The Company opened 47 stores in fiscal 2000 including entry into the markets of Sacramento, San Diego and San Francisco, Calif.; Jacksonville and Tallahassee, Fla.; Albany and Rochester, NY.; and Richmond and Norfolk, Va. The Company expects to open approximately 60 stores in fiscal 2001, including entry into the densely populated metropolitan New York area and Portland, Oregon. Included in the approximately 60 stores scheduled to open in fiscal 2001 are approximately 12 small-market format stores. The Company also plans to remodel or relocate approximately 10 stores to larger facilities.

    In May 1999, the Company opened a new distribution center in Dinuba, Calif., replacing its leased facility in Ontario, Calif. In April 2000, the Company began construction on a new 700,000 square foot distribution center in Dublin, Ga. that is expected to open in the second half of fiscal 2001. The Company believes with the addition of the new facility it has the necessary distribution capacity to support its fiscal 2001 expansion plans. Additionally, the Company plans to use third-party distributors for fulfillment of a portion of the merchandise sold via the Company's expanded Internet site.

    The following table presents the number and location of stores operated by the Company at the end of each of the last three fiscal years and anticipated stores at fiscal 2001 year-end.

			Number of Stores at Fiscal Year-End
	Anticipated at Fiscal 2001 Year-End	Planned For Fiscal 2001
			2000	1999	1998
Alabama	1	—	1	1	1
Arizona	10	1	9	8	8
Arkansas	3	—	3	3	3
California	46	7	39	29	24
Colorado	9	1	8	8	8
Delaware	2	1	1	1	1
Florida	29	3	26	21	19
Georgia	13	1	12	10	10
Illinois	33	1	32	32	32
Indiana	9	1	8	8	8
Iowa	5	—	5	5	5
Kansas	5	—	5	5	5
Kentucky	3	—	3	2	2
Maine	2	1	1	1	—
Maryland	11	—	11	10	9
Massachusetts	9	2	7	4	—
Michigan	21	4	17	17	17
Minnesota	16	—	16	14	14
Mississippi	1	1	—	—	—
Missouri	10	1	9	9	10
Montana	2	—	2	—	—
Nebraska	3	—	3	3	3
Nevada	3	—	3	2	2
New Hampshire	5	—	5	3	—
New Jersey	9	5	4	4	4
New Mexico	2	1	1	1	1
New York	13	10	3	1	—
North Carolina	12	2	10	9	7
North Dakota	1	—	1	1	1
Ohio	22	2	20	19	19
Oklahoma	3	—	3	3	3
Oregon	4	4	—	—	—

Pennsylvania	14	3	11	10	9
Rhode Island	2	—	2	—	—
South Carolina	5	—	5	5	4
South Dakota	1	—	1	1	1
Tennessee	6	—	6	6	1
Texas	43	4	39	36	35
Virginia	14	2	12	7	7
Washington	3	2	1	—	—
Wisconsin	12	—	12	12	11

Total	417	60	357	311	284

Suppliers, Purchasing and Distribution

    The Company's marketing strategy depends, in part, upon its ability to offer a broad selection of name brand products to its customers and is, therefore, dependent upon satisfactory and stable supplier relationships. In fiscal 2000, Best Buy's 20 largest suppliers accounted for over half of the merchandise purchased by the Company, with five suppliers, Compaq, Hewlett-Packard, IBM, Panasonic and Sony, representing approximately 30% of the Company's total purchases. The loss of or disruption in supply, including disruptions in supply due to manufacturers' product quality or component parts availability issues, from any one of these major suppliers could have a material adverse effect on the Company's sales. Although, later in fiscal 2000 IBM discontinued its sales of personal computers through retail channels, the Company believes it has adequately replaced this product through alternative sources. Higher than expected demand also places a strain on certain suppliers at times, resulting in suppliers limiting or temporarily discontinuing their supply of products to retailers, including the Company. Best Buy generally does not have long-term written contracts with its major suppliers and does not have any indication that any current suppliers will discontinue selling merchandise to the Company. The Company has not experienced significant difficulty in maintaining satisfactory sources of supply, and management expects that adequate sources of supply will continue to exist for the types of merchandise sold in its stores.

    Best Buy's centralized marketing staff purchases substantially all of the Company's merchandise. The buying staff within the Company's Marketing Department is responsible for product assortment, promotion planning and product pricing. An inventory management staff in the Marketing Department is responsible for overall product acquisition and inventory management, including allocations and replenishment of store inventory. Except for certain entertainment software, there are generally no agreements with suppliers for the return of unsold inventory. Merchandise remaining at the time of new product introduction is generally sold on a close-out basis and may be subject to a reduction in selling price to levels at or below the Company's cost.

    The Company has made product availability to consumers a high priority and continues to make investments in facilities, personnel and systems to assure that its in-stock position will be among the highest in the industry. The Company utilizes an automatic replenishment system for restocking its stores. Replenishment of store inventories is based on inventory levels, historical and projected sales trends, promotions and seasonality. The Company utilizes an extensive merchandise planning and daily inventory monitoring system to manage inventory and increase inventory turns. The Company's strategic initiative to design and implement systems and practices to improve the Company's assortment planning, product sourcing and advertising effectiveness has resulted in significant benefits as demonstrated by recent increases in gross profit margins.

    The majority of the Company's merchandise, except for major appliances, is shipped directly from manufacturers to the Company's distribution centers. In addition, the Company operates a dedicated distribution center for entertainment software in Minnesota. Major appliances are shipped to satellite warehouses in each of the Company's major markets. In order to meet release dates for selected entertainment software titles and certain computer products, and to improve inventory management, certain merchandise is shipped directly to the stores from manufacturers and distributors. The

Company is, however, dependent upon the distribution centers for inventory storage and shipment of most merchandise to its stores. The Company believes that its distribution centers can most effectively service stores within a 600- to 700- mile radius and that its current distribution centers, with the addition of Dublin, Ga., will accommodate the Company's expansion plans for the next several years. The Company plans to continue investing in new systems and material handling equipment to reduce labor costs and improve accuracy in filling orders.

Management Information Systems

    Best Buy has developed proprietary software that provides daily information on sales, gross margins, and inventory levels by store and by stockkeeping unit. These systems allow the Company to compare current performance against historical performance and the current year's budget. Best Buy uses point-of-sale bar code scanning from which sales information is compiled at the end of each day. The Company uses Electronic Data Interchange (EDI) with selected suppliers for the more efficient transmittal of purchase orders, shipping notices and invoices. The Company believes the systems it has developed have the ability to continue to improve customer service, operational efficiency and management's ability to monitor critical performance indicators. Best Buy continuously assesses its information systems needs to increase efficiency, improve decision-making and support the Company's growth. Major components of the Company's systems development plan for fiscal 2001 include support of its e-commerce division, retail store and e-commerce integration initiatives, development of systems to support the Company's service operations and continued improvement in its supply chain and store systems. The Company also plans to initiate a project to replace its core financial, human resource and inventory management systems.

Store Operations

    Best Buy has developed a standardized and detailed system for operating its stores called Standard Operating Platforms (SOPs). The system includes procedures for inventory management, transaction processing, customer relations, store administration and merchandise display. The Company's store operations are organized into two divisions. Each division is divided into regions and is under the supervision of a senior vice president who oversees store performance through several regional managers, each of whom has responsibility for a number of districts within the region. District managers monitor store operations closely and meet regularly with store managers to discuss SOPs, merchandising, new product introductions, sales promotions, customer loyalty programs, employee satisfaction surveys and store operating performance. Similar meetings are conducted at the corporate level with divisional and regional management. A senior vice president of retail operations has overall responsibility for retail store processing and operations including labor management. Each district also has a loss prevention manager, with product security personnel employed at each store to control inventory shrinkage. Advertising, pricing and inventory policies are controlled at corporate headquarters.

    The Company's stores are open seven days and six evenings a week. A store is typically staffed by one manager, four or five assistant managers and an average staff ranging from 65 to 150 people, depending on store size. Approximately 60% of a store's staff, which includes product specialists and a support staff of cashiers and customer service and stock handling employees, is employed on a part-time basis. Store managers are paid a salary and have the opportunity to earn bonuses if their stores exceed sales and gross margin quotas, meet certain budget criteria in controlling expenses and achieve certain administrative goals.

    The Company has an employee development department which provides managers with a variety of tools to teach employees the core skills they need to meet their performance objectives. In the stores, Sales, Inventory, Operations and Merchandising managers undergo comprehensive training in their specialty areas, which include store operations, selling, managerial, training and communications skills. The retail selling and sales support teams receive a thorough orientation to the Company's industry and its business objectives. Sales personnel are trained to ask specific questions of customers to determine their needs and to present products, accessories and services that meet those expressed needs. Stores hold monthly team meetings to review store performance, Company focus, and changes and modifications in operating procedures. Specialized product training is also conducted at these monthly meetings. The Company staffs store management positions with both personnel promoted from within the stores and those recruited from outside of the Company. In connection with expansion into new markets, Best Buy recruits local management personnel who have valuable knowledge about the new market. The Company has a store management development program designed to help support the increased rate of store growth by developing and integrating new managers who have generally completed a year of training prior to assuming full management responsibility.

Credit Policy

    Approximately one-third of store revenues are paid for by cash or check, with the remainder paid for by major credit cards or the Best Buy private-label credit card. The Company utilizes special financing offers to stimulate sales. Generally, these financing offers allow customers to purchase certain products with repayment terms typically ranging from 90 days to 18 months without a finance charge. The longer financing offers, generally those beyond six months, typically require minimum monthly payments to avoid the finance charge. The special financing offers are only provided to customers who qualify for Best Buy's private-label credit card. The private-label credit card allows these customers to obtain financing on purchases of merchandise at Best Buy stores through arrangements between the Company and unaffiliated third-party institutions with consumer credit programs. The Company is generally able to qualify a new customer for credit on the spot, typically in less than five minutes. Receivables from private-label credit card sales are sold, without recourse to the Company, to unaffiliated third-party institutions. The Company receives payment from these institutions within one to three days following the sale.

Competition

    Consumer electronics retailers realized significant sales increases in fiscal 2000 driven by strong consumer spending, continued demand for personal computers and rapid consumer acceptance of new digital technology products such as DVD, digital phones and digital cameras. However, alternative channels of distribution such as Internet and factory direct shopping services are expanding. Retailing in each of the Company's product categories also can be highly competitive. Additionally while many retail stores have exited the market, new competition is emerging as evidenced by the entrance of large home improvement retailers into the major appliance market. Although these new channels or points of distribution are not yet creating significant competition for the Company, they could become significant over time. Management believes that the Company's own e-commerce initiative, coupled with product knowledge, brand imaging, expertise and services capabilities of its retail stores, will effectively position the Company to meet the increased competition from e-commerce and mail-order retailers.

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

    The Company currently competes nationally against consumer electronics retailers such as Circuit City and RadioShack; computer superstores such as CompUSA; home office retailers such as Office Depot, Office Max and Staples; mass merchants such as Sears, Wal-Mart and Target; home improvement superstores such as Home Depot; and entertainment software superstores owned by Musicland and Tower Records. The Company also competes against independent dealers, regional chain discount stores, wholesale clubs, and mail-order and Internet retailers.

Employees

    As of February 26, 2000, the Company had approximately 55,000 employees, of whom approximately 28,000 were part-time or seasonal employees. There are currently no collective bargaining agreements covering any of the Company's employees. The Company has not experienced a strike or work stoppage, and management believes that its employee relations are good.

ITEM 2.  PROPERTIES

    The Company's stores, most of which are leased, include sales space, inventory storage, management offices and employee areas. The leases provide for a fixed minimum rent and essentially all contain provisions of scheduled escalation dates and amounts. The terms of a majority of the leases including renewal options extend beyond the year 2020. At February 26, 2000, the Company owned nine of its operating retail store locations. Management expects to sell and lease back these properties in fiscal 2001.

    As of February 26, 2000, the Company utilized over 3.4 million square feet of distribution facilities, including centers in Bloomington, Minn.; Ardmore, Okla.; Staunton, Va.; Dinuba, Calif.; Findlay, Ohio, and a dedicated distribution center for entertainment software in Edina, Minn. The Company also operated satellite warehouses for major appliances in its major markets. The Company opened a new distribution center in Dinuba, Calif. in May 1999 that replaced the former leased distribution center located in Ontario, Calif. In April 2000, the Company began construction on a new 700,000 square foot distribution center in Dublin, Ga., which is expected to be completed the second half of fiscal 2001.

    The Company's principal corporate offices are in a 360,000 square-foot facility it owns in Eden Prairie, Minn. The Company also owns another facility, with approximately 180,000 square feet, in Eden Prairie, Minn. that houses its Information Technology Department. In addition to owning these two facilities, the Company also leases another 340,000 square feet of office space in close proximity to its main corporate office. In fiscal 2002, the Company expects to begin construction on a new corporate campus in Richfield, Minn. The new corporate facility, which will replace existing owned and leased facilities, is expected to be completed in fiscal 2003.

ITEM 3.  LEGAL PROCEEDINGS

    The Company is involved in various legal proceedings arising during the normal course of conducting business. The resolution of those proceedings is not expected to have a material impact on the Company's financial condition.

The Executive Officers of the Registrant are as follows:

Name	Age	Position With Company	Years With the Company
Richard M. Schulze	59	Chairman, Chief Executive Officer and Director	33
Bradbury H. Anderson	50	President, Chief Operating Officer and Director	26
Allen U. Lenzmeier	56	Executive Vice President and Chief Financial Officer	15
Wade R. Fenn	41	Executive Vice President—Marketing	19
Gary L. Arnold	48	Senior Vice President—Merchandising	5
Nancy C. Bologna	47	Senior Vice President—Human Resources	1
Julie M. Engel	39	Senior Vice President—Advertising	18
Robert C. Fox	49	Senior Vice President—Finance and Treasurer	14
Kevin P. Freeland	42	Senior Vice President—Inventory Management	4
Marc D. Gordon	39	Senior Vice President—Information Systems and CIO	2
Susan S. Hoff	35	Senior Vice President—Corporate and Public Affairs	17
Wayne R. Inouye	47	Senior Vice President—Merchandising—Computers	4
Joseph M. Joyce	48	Senior Vice President—General Counsel	9
Michael P. Keskey	45	Senior Vice President—Sales	11
Michael A. Linton	44	Senior Vice President—Strategic Marketing	1
Michael London	51	Senior Vice President—General Merchandising	3
George Z. Lopuch	50	Senior Vice President—Corporate Strategic Planning	2
Michael W. Marolt	44	Senior Vice President—Loss Prevention	14
David S. Morrish	43	Senior Vice President—Merchandising—Computers	2
Joseph T. Pelano, Jr.	52	Senior Vice President—Operations	11

Lowell W. Peters	59	Senior Vice President—Services	2
Charles A. Scheiderer	49	Senior Vice President—Logistics	5
Philip J. Schoonover	40	Senior Vice President—Digital Technology Solutions	5
John C. Walden	40	Senior Vice President—E-Commerce	1
Kenneth R. Weller	51	Senior Vice President—Sales	6

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

    Allen U. Lenzmeier has been Executive Vice President and Chief Financial Officer since April 1991 after having served as Senior Vice President—Finance and Operations and Treasurer of the Company from 1986. Mr. Lenzmeier joined the Company in 1984 and has also served as Vice President—Finance and Operations and Treasurer.

    Wade R. Fenn has been Executive Vice President—Marketing since August 1995, having served as a Senior Vice President—Sales since 1991 and a Regional Vice President of the Company from 1987. Mr. Fenn joined the Company in 1980 as a salesperson and has also been employed by the Company as a Store and District Manager.

    Gary L. Arnold has been Senior Vice President—Merchandising since May 1998. Mr. Arnold joined the Company in 1994 as Merchandise Manager of Music and was promoted to Vice President in 1996.

    Nancy C. Bologna has been Senior Vice President—Human Resources since May 1999. Ms. Bologna joined the Company in February 1999 as Vice President—Organizational Effectiveness. Prior to joining Best Buy, Ms. Bologna worked as an executive development consultant with KRW International, an executive development firm, and also as a clinical psychologist and administrator for Park Nicollet Clinic.

    Julie M. Engel has been Senior Vice President—Advertising since April 1995. Ms. Engel joined the Company in July 1981 as Advertising Manager, was promoted to Advertising Director in 1984 and became Vice President—Advertising in April 1987.

    Robert C. Fox has been Senior Vice President—Finance and Treasurer since April 1994, after having served as Vice President—Accounting since 1987 and Treasurer since 1993. Mr. Fox joined the Company in 1985 as Controller.

    Kevin P. Freeland has been Senior Vice President—Inventory Management since 1997. Mr. Freeland joined the Company as Vice President—Inventory Management in 1995. Prior to joining Best Buy, Mr. Freeland spent more than eight years with Payless Shoe Source, where he held various positions in merchandise management, most recently as vice president of merchandise distribution.

    Marc D. Gordon has been Senior Vice President—Information Systems and Chief Information Officer since he joined the Company in April 1998. Prior to joining Best Buy, Mr. Gordon had experience in the retail information systems area most recently for West Marine Products, a west coast-based specialty retailer/wholesaler of marine products. Other positions have included senior manager with Andersen Consulting, a principal with a Boston management consulting firm and vice president of information systems with the Timberland Company.

    Susan S. Hoff has been Senior Vice President—Corporate and Public Affairs since April 2000. Ms. Hoff joined the Company in 1983 and has held positions as Manager, Director and Vice President—Corporate Communications and Public Relations before being promoted to her current position.

    Wayne R. Inouye has been Senior Vice President—Merchandising since he joined the Company in September 1995. Prior to joining Best Buy, Mr. Inouye was with The Good Guys! for 10 years, most recently as vice president—merchandising.

    Joseph M. Joyce has been Senior Vice President—General Counsel since April 2000, after having served as Vice President—Human Resources and General Counsel since joining the Company in 1991. Prior to joining Best Buy, Mr. Joyce served 18 years with Tonka Corporation, holding positions ranging from general accountant to vice president, secretary and general counsel.

    Michael P. Keskey has been Senior Vice President—Sales since April 1997, after having served as Vice President—Sales since 1996. Mr. Keskey joined the Company in 1988 and has held positions as a Store Manager, District Manager and Regional Manager.

    Michael A. Linton has been Senior Vice President—Strategic Marketing since he joined the Company in January 1999. Prior to joining Best Buy, Mr. Linton served as vice president of marketing at Remington Products Corporation and as vice president and general manager of a product category at James River Corporation.

    Michael London has been a Senior Vice President since May 1998 and currently serves as Senior Vice President—General Merchandising. Mr. London joined the Company in July 1996 as Vice President—General Merchandise. Prior to joining Best Buy, Mr. London served as senior vice president of retail and commercial sales for Nordic Track and executive vice president for Central Tractor Farm & Country. Prior to that, Mr. London spent 22 years with Lechmere, most recently as senior vice president—general marketing manager.

    George Z. Lopuch has been Senior Vice President—Corporate Strategic Planning since he joined the Company in March 1998. Mr. Lopuch previously served as senior vice president of corporate strategic planning and research at SuperValu, Inc.

    Michael W. Marolt has been Senior Vice President—Loss Prevention since April 2000. Mr. Marolt joined the Company in 1985 and has held positions as Manager, Director and Vice President of Loss Prevention.

    David S. Morrish has been Senior Vice President—Merchandising—Computers since December 1999, after having served as Vice President—Merchandising since joining Best Buy in 1998. Prior to joining the Company, Mr. Morrish was vice president and general merchandise manager with Sears Canada, Inc. for 19 years.

    Joseph T. Pelano, Jr. has been Senior Vice President—Operations since April 1997, having served as Vice President—Retail Store Operations since 1996. Mr. Pelano joined the Company in 1989 as Regional Operations Manager.

    Lowell W. Peters has been Senior Vice President—Services since he joined the Company in September 1997. Prior to joining Best Buy, Mr. Peters spent 34 years with Sears, where he held various positions in their service organization, most recently as vice president of parts, product services.

    Charles A. Scheiderer has been Senior Vice President—Logistics since April 1998, having served as Vice President—Distribution and Logistics since July 1997 and as General Manager of Distribution since 1994.

    Philip J. Schoonover has been Senior Vice President—Merchandising since 1996. Prior to joining the Company in May 1995, Mr. Schoonover was the executive vice president for TOPS Appliance City.

    John C. Walden joined the Company in May 1999 and currently serves as Senior Vice President—E-Commerce. Mr. Walden also serves as President of BestBuy.com, Inc. Prior to joining the Company, he most recently served as chief operating officer of Peapod, Inc., an Internet retailer of groceries. Mr. Walden has also held executive positions with Ameritech Corporation and Storage Technology Corporation.

    Kenneth R. Weller has been Senior Vice President—Sales since joining the Company in June 1993. Prior to joining the Company, Mr. Weller was vice president of sales with The Good Guys!, a San Francisco-based consumer electronics retailer where he had worked from 1986 to 1993.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The information set forth under the caption "Common Stock Prices" on page 28 of the Annual Report is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

    The information set forth under the caption "10-Year Financial Highlights" on pages 18 and 19 of the Annual Report for the years 1996 through 2000 is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

    The information set forth under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 20 through 29 of the Annual Report is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company's operations are not currently subject to market risks for interest rates, foreign currency rates, commodity prices or other market price risks of a material nature.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements required by this Item, listed below, are contained in the Annual Report on the pages indicated below, and are expressly incorporated herein by this reference.

Page No.
Consolidated balance sheets as of February 26, 2000 and February 27, 1999	30-31
For the fiscal years ended February 26, 2000, February 27, 1999 and February 28, 1998
Consolidated statements of earnings	32
Consolidated statements of cash flows	33
Consolidated statements of changes in shareholders' equity	34
Independent auditor's report	35
Notes to consolidated financial statements	36-45

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information set forth under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Nominees and Directors" on pages 5 through 9 of the Proxy Statement is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

    The information set forth under the caption "Executive Compensation" on pages 10 through 18 of the Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" on pages 5 through 7 of the Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information set forth under the captions "Nominees and Directors" and "Certain Transactions" on pages 8 and 9 of the Proxy Statement is incorporated herein by reference.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)
The following documents are filed as part of this report:

1.
Financial Statements:

    All financial statements of the Registrant as set forth under Item 8 of this Report.

  2.
  Financial Statement Schedules:

    No schedules have been included since they are either not applicable or the information is included elsewhere in this Report.

  3.
  Exhibits:

Number	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation, as amended	(3)
3.2	Amended and Restated By-Laws, as amended	(2,4,5,7)
4.1	Credit Agreement with US Bank National Association dated August 9, 1999	(10)
10.1	1987 Employee Non-Qualified Stock Option Plan, as amended	(12)
10.2	1987 Directors' Non-Qualified Stock Option Plan, as amended	(13)
10.3	Best Buy Co., Inc. Deferred Compensation Plan, as amended	(1)
10.4	Resolutions of the Board of Directors adopting the EVA® Incentive Program for senior officers	(8)
10.5	1997 Employee Non-Qualified Stock Option Plan, as amended	(11)
10.6	1997 Directors' Non-Qualified Stock Option Plan, as amended	(14)
10.7	1994 Full-Time Employee Non-Qualified Stock Option Plan, as amended	(13)
13.1	2000 Annual Report to Shareholders	(1)
21.1	Subsidiaries of the Registrant	(1)
23.1	Consent of Ernst & Young LLP	(1)
27.1	2000 Fiscal Year End Financial Data Schedule	(1)

(1)
Document is filed herewith.

(2)
Exhibit so marked was filed with the Securities and Exchange Commission on May 23, 1995, as an exhibit to the Form 10-K of Best Buy Co., Inc., and is incorporated herein by reference and made a part hereof.

(3)
Exhibit so marked was filed with the Securities and Exchange Commission on May 20, 1994, as an exhibit to the Form 10-K of Best Buy Co., Inc., and is incorporated herein by reference and made a part hereof.

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

(10)
Exhibit so marked was filed with the Securities and Exchange Commission on October 12, 1999, as an exhibit to Form 10-Q of Best Buy Co., Inc., and is incorporated herein by reference and made a part hereof.

(11)
Exhibit so marked was filed on August 20, 1998, as an exhibit to the Registration Statement on Form S-8 (Registration No. 333-61897) of Best Buy Co., Inc., and is incorporated herein by reference and made a part hereof.

(12)
Exhibit so marked was filed with Securities and Exchange Commission on May 29, 1996, as an exhibit to the Form 10-K of Best Buy Co., Inc., and is incorporated herein by reference and made a part hereof.

(13)
Exhibit so marked was filed with Securities and Exchange Commission on May 27, 1999, as an exhibit to the Form 10-K of Best Buy Co., Inc., and is incorporated herein by reference and made a part hereof.

(14)
Exhibit so marked was filed with Securities and Exchange Commission on January 11, 2000, as an exhibit to the Form 10-Q of Best Buy Co., Inc., and is incorporated herein by reference and made a part hereof.

  Pursuant to Item 601(b)(4)(iii) of Regulation S-K under the Securities Act of 1933, the Registrant has not filed as exhibits to the Form 10-K certain instruments with respect to long-term debt under which the amount of securities authorized does not exceed 10% of the total assets of the Registrant. The Registrant hereby agrees to furnish copies of all such instruments to the Commission upon request.

(b)
Reports on Form 8-K:

  Announcement of the strategic alliance between the Company and Microsoft Corporation was filed on December 20, 1999.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEST BUY CO., INC. (Registrant)
By:	/s/ RICHARD M. SCHULZE Chairman and Chief Executive Officer

Dated: May 24, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on May 24, 2000.

/s/ RICHARD M. SCHULZE Richard M. Schulze	Chairman, Chief Executive Officer and Director (principal executive officer)
/s/ BRADBURY H. ANDERSON Bradbury H. Anderson	President, Chief Operating Officer and Director
/s/ ALLEN U. LENZMEIER Allen U. Lenzmeier	Executive Vice President and Chief Financial Officer (principal financial officer)
/s/ ROBERT C. FOX Robert C. Fox	Senior Vice President—Finance and Treasurer (principal accounting officer)
/s/ ROBERT T. BLANCHARD Robert T. Blanchard	Director
/s/ KATHY HIGGINS VICTOR Kathy Higgins Victor	Director
/s/ ELLIOT S. KAPLAN Elliot S. Kaplan	Director
Mark C. Thompson	Director
/s/ FRANK D. TRESTMAN Frank D. Trestman	Director
Hatim A. Tyabji	Director
James C. Wetherbe	Director

QuickLinks

  (Mark One)
PART I
  ITEM 1. BUSINESS
  General
  Business Strategy
  Product Selection and Merchandising
  Store Locations and Expansion
  Suppliers, Purchasing and Distribution
  Management Information Systems
  Store Operations
  Credit Policy
  Competition
  Employees
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  The Executive Officers of the Registrant are as follows:
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES