Form 10-Q
period 2000-05-27
BEST BUY CO INC
filed 2000-07-10
CIK 764478

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 27, 2000
or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number: 1-9595

BEST BUY CO., INC.

(Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-0907483 (I.R.S. Employer Identification No.)
7075 Flying Cloud Drive Eden Prarie, Minnesota (Address of principal executive offices)	55344 (zip code)

(952) 947-2000
(Registrant's telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    At May 27, 2000, there were 206,755,000 shares of common stock, $.10 par value, outstanding.

BEST BUY CO., INC.
FORM 10-Q FOR THE QUARTER ENDED May 27, 2000

INDEX

		Page
Part I.	Financial Information
	Item 1. Consolidated Financial Statements:
	a) Consolidated balance sheets as of May 27, 2000, February 26, 2000 and May 29, 1999	3-4
	b) Consolidated statements of earnings for the three months ended May 27, 2000 and May 29, 1999	5
	c) Consolidated statement of changes in shareholders' equity for the three months ended May 27, 2000	6
	d) Consolidated statements of cash flows for the three months ended May 27, 2000 and May 29, 1999	7
	e) Notes to consolidated financial statements	8
	Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition	9-12
	Item 3. Quantitative and Qualitative Disclosures About Market Risk	12
Part II.	Other Information
	Item 6. Exhibits and Reports on Form 8-K	13
Signatures		14

PART 1. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

BEST BUY CO., INC.

CONSOLIDATED BALANCE SHEETS

ASSETS

($ in 000)

	May 27, 2000 (Unaudited)	February 26, 2000	May 29, 1999 (Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$765,387	$750,723	$510,883
Receivables	202,207	189,301	145,699
Recoverable costs from developed properties	105,465	72,770	84,258
Merchandise inventories	1,314,448	1,183,681	1,111,396
Other current assets	66,946	41,985	33,977

Total current assets	2,454,453	2,238,460	1,886,213
PROPERTY AND EQUIPMENT
Land and buildings	76,760	76,228	24,524
Leasehold improvements	258,978	254,767	177,805
Fixtures and equipment	808,059	733,397	537,611
Property under capital leases	29,079	29,079	29,079

	1,172,876	1,093,471	769,019
Less accumulated depreciation and amortization	428,727	395,387	331,632

Net property and equipment	744,149	698,084	437,387
OTHER ASSETS	62,248	58,798	39,661

TOTAL ASSETS	$3,260,850	$2,995,342	$2,363,261

See Notes to Consolidated Financial Statements.

BEST BUY CO., INC.

CONSOLIDATED BALANCE SHEETS (continued)

LIABILITIES AND SHAREHOLDERS' EQUITY

($ in 000)

	May 27, 2000 (Unaudited)	February 26, 2000	May 29, 1999 (Unaudited)
CURRENT LIABILITIES
Accounts payable	$1,223,142	$1,313,940	$867,329
Accrued compensation and related expenses	90,301	102,065	53,834
Accrued liabilities	320,929	287,888	248,643
Accrued income taxes	—	65,366	10,682
Current portion of long-term debt	15,961	15,790	29,191

Total current liabilities	1,650,333	1,785,049	1,209,679
LONG-TERM LIABILITIES	140,875	99,448	66,720
LONG-TERM DEBT	12,839	14,860	28,402
SHAREHOLDERS' EQUITY
Preferred stock, $1.00 par value: Authorized—400,000 shares; Issued and outstanding—none	—	—	—
Common stock, $.10 par value: Authorized—400,000,000 shares; Issued and outstanding—206,755,000, 200,379,000 and 203,806,000 shares, respectively	20,675	20,038	20,380
Additional paid-in capital	535,513	247,490	509,884
Retained earnings	900,615	828,457	528,196

Total shareholders' equity	1,456,803	1,095,985	1,058,460

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,260,850	$2,995,342	$2,363,261

See Notes to Consolidated Financial Statements.

BEST BUY CO., INC.

CONSOLIDATED STATEMENTS OF EARNINGS

($ in 000, except per share amounts)

(Unaudited)

	Three Months Ended
	May 27, 2000	May 29, 1999
Revenues	$2,963,718	$2,385,431
Cost of goods sold	2,358,125	1,923,429

Gross profit	605,593	462,002
Selling, general and administrative expenses	497,075	390,301

Operating income	108,518	71,701
Net interest income	8,440	4,413

Earnings before income tax expense	116,958	76,114
Income tax expense	44,800	29,305

Net earnings	$72,158	$46,809

Basic earnings per share	$.35	$.23
Diluted earnings per share	$.34	$.22
Basic weighted average common shares outstanding (000s)	204,033	204,034
Diluted weighted average common shares outstanding (000s)	211,521	213,279

See Notes to Consolidated Financial Statements.

BEST BUY CO., INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED MAY 27, 2000

($ in 000)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings
Balances at February 26, 2000	$20,038	$247,490	$828,457
Stock options exercised	249	26,179	—
Tax benefit from stock options exercised	—	62,232	—
Stock issuance	388	199,612	—
Net earnings, three months ended May 27, 2000	—	—	72,158

Balances at May 27, 2000	$20,675	$535,513	$900,615

See Notes to Consolidated Financial Statements.

BEST BUY CO., INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in 000)

(Unaudited)

	Three Months Ended
	May 27, 2000	May 29, 1999
OPERATING ACTIVITIES
Net earnings	$72,158	$46,809
Depreciation, amortization and other non-cash charges	33,782	23,638

	105,940	70,447
Changes in operating assets and liabilities:
Receivables	(12,906)	(13,298)
Merchandise inventories	(130,767)	(65,030)
Other assets	(24,961)	(934)
Accounts payable	(90,798)	(144,417)
Other liabilities	59,115	(25,172)

Total cash used in operating activities	(94,377)	(178,404)

INVESTING ACTIVITIES
Additions to property and equipment	(79,405)	(36,937)
Increase in recoverable costs from developed properties	(32,695)	(10,302)
Increase in other assets	(3,223)	(2,949)

Total cash used in investing activities	(115,323)	(50,188)

FINANCING ACTIVITIES
Issuance of common stock	226,214	9,140
Long-term debt payments	(1,850)	(3,004)
Repurchase of common stock	—	(52,438)

Total cash provided by (used in) financing activities	224,364	(46,302)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	14,664	(274,894)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	750,723	785,777

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$765,387	$510,883

Amounts in this statement are presented on a cash basis and therefore may differ from those shown in other sections of this quarterly report.
Supplemental cash flow information:
Cash paid during the period for:
Interest	$698	$1,328
Income taxes	$56,188	$44,048

See Notes to Consolidated Financial Statements.

BEST BUY CO., INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation:

    The consolidated balance sheets as of May 27, 2000, and May 29, 1999, the related consolidated statements of earnings and cash flows for the three months then ended and the consolidated statement of changes in shareholders' equity for the three months ended May 27, 2000, are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included and were normal and recurring in nature. The Company's business is seasonal in nature and interim results are not necessarily indicative of results for a full year. These interim financial statements and the related notes should be read in conjunction with the financial statements and notes included in the Company's Annual Report to Shareholders for the fiscal year ended February 26, 2000, and incorporated by reference into the Company's Annual Report on Form 10-K. Certain prior year amounts have been reclassified to conform to current year presentation.

2. Income Taxes:

    Income taxes are provided on an interim basis based upon Management's estimate of the annual effective tax rate.

3. Earnings Per Share:

    The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings per common share:

	Three Months Ended
	May 27, 2000	May 29, 1999
Numerator (000s):
Net earnings	$72,158	$46,809

Denominator (000s):
Weighted average common shares outstanding	204,033	204,034
Dilutive effect of employee stock options	7,488	9,245

Weighted average common shares outstanding assuming dilution	211,521	213,279

Basic earnings per share	$.35	$.23
Diluted earnings per share	$.34	$.22

BEST BUY CO., INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

    Net earnings for the first quarter of fiscal 2001 were a record $72.2 million, or $.34 per share on a diluted basis, compared to $46.8 million, or $.22 per share, for the first quarter of fiscal 2000. Market share gains, strong consumer demand for digital products and continued improvement in gross profit margin were the principal factors behind the 54% increase in earnings compared to the same period one year ago. The Company's overall financial performance also benefited from strategic alliances formed over the past year.

    Results of operations for the first quarter were also impacted by costs associated with the development of the Company's Internet business. Early in the second quarter, the Company launched BestBuy.com™, a comprehensive Internet service. The service has been designed to ultimately offer products in all of the Company's principal product categories. The Company's "clicks-and-mortar" strategy is expected to leverage the Company's existing nationwide store network with Best Buy's brand awareness, substantial advertising and promotional activities, warranty and repair capabilities, supply chain, warehousing and logistics network. While e-commerce does not currently represent a significant portion of the Company's business, the Company believes the development of a comprehensive Internet business represents a significant growth opportunity. The Company also believes its fully integrated "clicks-and-mortar" strategy can provide a competitive advantage over other Internet only retailers.

    Revenues in the first quarter increased 24% to $2.964 billion compared to $2.385 billion in the first quarter last year. A comparable store sales increase of 9.5% on top of a 13.3% increase last year and the operation of 48 net additional stores generated the increase in revenues. Digital technology products including Digital Versatile Disc (DVD), digital cameras, digital camcorders and direct broadcast satellite (DBS), along with strong sales of music and movies drove the comparable store sales increase. Digital products currently comprise approximately 10% of the Company's overall sales mix, nearly double last year's first quarter contribution in the sales mix. Improved merchandise assortments and in-stock positions, more effective advertising and consistent store execution enabled the Company to capitalize on the continued strength within its retail sector and achieve market share gains.

    As of May 27, 2000, the Company operated 361 stores compared to 313 stores one year ago. In the first quarter, the Company opened four new stores including entry into the Portland, Oregon market with three locations. During the remainder of fiscal 2001, the Company plans to open approximately 56 additional new stores. Of the remaining 56 new stores planned for fiscal 2001, approximately 12 stores are scheduled to open in the second quarter, approximately 40 stores in the third quarter and the remainder in the fourth quarter. Approximately 14 stores planned to open later this year will be in the New York metropolitan market, a new market for the Company.

    Retail store sales mix by major product category for the first quarter of the current and prior fiscal years was as follows:

	Three Months Ended
	May 27, 2000	May 29, 1999*
Home Office	35%	36%
Consumer Electronics—Video	21	18
Consumer Electronics—Audio	10	11
Entertainment Software	18	18
Appliances	8	9
Other	8	8

Total	100%	100%

*
Prior year percentages have been adjusted to reflect current year categorization of products. The primary change was to reclassify cameras and photographic equipment from the "other" category to consumer electronics—video.

    In the home office category, comparable store sales growth for personal computers was better than the Company expected, although the growth was outpaced by gains in other product categories. The comparable store sales increase was due to unit volume gains as average selling prices have declined compared to a year ago, although they have stabilized over the past six months. The Company's configure-to-order offering for personal computers was expanded through the addition of the Micron brand of personal computers in the first quarter and has gained momentum with customers looking for more customized products. In less than one year, since Internet service providers began offering new subscribers rebates on purchases of personal computers, the Company has signed-up nearly one million customers for Internet service. Sales of new digital communication devices such as digital web phones, pagers and other new technology products also contributed to the sales increase in the home office category.

    Consumers' growing demand for digital technology products, including DVD players, digital camcorders, digital cameras and DBS, as well as lower price points for analog products, such as televisions, drove sales gains in the consumer electronics category. Digital television sales have continued to gain momentum.

    Sales of entertainment software benefited from strong sales of compact disc and DVD titles. Sales in the music and movies category outpaced the industry, with double-digit comparable stores sales growth on top of last year's strong first quarter increase. Comparable store sales of DVD movies increased more than 100% as new titles and an increased number of DVD players in consumers' homes continue to drive movie sales. The Company believes it is the number one retailer of DVD movies with a national market share in excess of 30%. Sales of pre-recorded music remained strong due to a broad selection of and strong selling new titles.

    Comparable store sales in the appliance category were essentially flat, primarily due to an increased number of competitors and a more promotional environment. Additionally, Management believes further changes in consumer lending rates could have an impact on appliance industry sales as a whole.

    Gross profit margin improved by 1.0% of sales in the first quarter of fiscal 2001 to 20.4% of sales compared to 19.4% of sales in the first quarter of fiscal 2000. The gross profit margin improvement is a result of improved product margins, a more profitable product sales mix that resulted from strong sales of digital products and better retail execution. Management believes the Company was generally less promotional in the first quarter of fiscal 2001 compared to the same period one year ago.

    Selling, general and administrative expenses (SG&A) increased to 16.8% of sales in the quarter, compared to 16.4% of sales in the first quarter last year. The overall increase in SG&A as a percent of sales compared to the same period last year is due to expenses associated with the development and testing of BestBuy.com and the continued investment in strategic initiatives to support the Company's growth and improve operating performance. Management believes that investing in strategic initiatives has benefited the Company's operating model and contributed to gross profit margin gains. SG&A as a percent of gross margin improved to 82.1% in first quarter of fiscal 2001 compared to 84.5% in fiscal 2000. The second and third quarter selling, general and administrative expense ratios are expected to increase over last year as a result of several factors, including higher costs associated with opening more than 50 new stores compared to 40 new store openings during the same period last year. Costs associated with the Company's grand opening entrance into the New York metropolitan market early in the third quarter are also expected to impact earnings in the second quarter. In addition, in the second and third quarters, the Company intends to invest in promoting BestBuy.com to build consumer awareness and traffic prior to the holiday selling season. Management believes that the spending on new store openings and the promotion of the Company's Internet business will result in sales and earnings growth. In the current fiscal year, financial performance is expected to benefit, most notably in the fourth quarter. The Company is also continuing its investment in both outside consulting services and Company personnel to pursue strategic growth initiatives including new products and new businesses.

    Net interest income increased to $8.4 million in the first quarter, compared to $4.4 million in the same period last year, due to higher cash balances, higher interest rates and decreased levels of debt. The higher cash balances are a result of cash flows generated over the preceding twelve months from operations and a $200 million investment in Best Buy common stock by Microsoft Corporation, as part of a strategic alliance.

    The Company's effective income tax rate for the first quarter was 38.3%, slightly lower than the 38.5% effective income tax rate for the same quarter last year. The Company's effective tax rate is impacted by changes in the taxability of investment income and state income tax rates.

Financial Condition

    Working capital of $804 million at May 27, 2000 increased $128 million compared to last year. Cash and cash equivalents increased by $255 million as a result of issuance of additional Best Buy common stock, profitability improvements over the past four quarters and continuing improvement in inventory management. Cash increased even with the purchase of $345 million of common stock during the last 12 months. Merchandise inventories increased $203 million, even with the net addition of 48 stores, as inventory turns accelerated to more than seven times. The Company's net investment in inventory, inventory net of accounts payable, improved by approximately $153 million compared to last year's first quarter as a result of the faster inventory turns, although the net investment increased $222 million from the end of fiscal 2000. The Company's cash position and net investment in inventory is impacted by the timing of payments to vendors and can vary significantly. Receivables increased by $57 million due primarily to higher business volume as compared to last year's first quarter. The receivable balance was relatively unchanged from the end of fiscal 2000. Recoverable costs from developed properties increased by $21 million due to development of new stores. Other current assets and accrued income taxes were impacted by the timing of tax payments and the tax benefit from stock options exercised. Other long-term assets increased as a result of investments in other companies made as part of the Company's e-commerce strategy, an acquisition of leasehold rights and the purchase of insurance policies in connection with the Company's deferred compensation plan, offset in part, by changes in deferred income taxes. Accounts payable increased over last year's first quarter as a result of higher sales volume. Liabilities for compensation related expenses increased as compared to last year's first quarter consistent with an expanding employee base needed to support the Company's growth. Other accrued liabilities increased as a result of increased business activity and timing of amounts paid or received under alliances and vendor programs.

    Capital spending in the first quarter of fiscal 2001 was $79 million compared to $37 million for the first quarter of fiscal 2000. The increase is primarily due to investments in new stores, business technology and operational systems enhancements to support the Company's growth. Management expects total capital spending in fiscal 2001, to support accelerated store growth and the Company's strategic initiatives, to be approximately $600 million, exclusive of amounts to be spent on property development. Included in the Company's fiscal 2001 new store opening plans are approximately 12 small-market stores. In addition, the Company plans to remodel or relocate approximately 10 stores. Also included in fiscal 2001 capital spending are development costs for a new corporate headquarters facility. The Company also expects to make continuing investments in technology to promote and support business expansion.

    In February 2000, the Company's Board of Directors authorized the purchase of up to $400 million of the Company's common stock from time to time through open market purchases. This stock purchase program has no stated expiration date. Approximately 1.9 million shares have been purchased under this plan and retired at a cost of $100 million. No additional purchases have been made in the current fiscal year. Also, in June 2000, shareholders adopted an amendment to increase the number of authorized shares of the Company's Common Stock to one billion shares.

    Management believes that funds from the expected results of operations and available cash and cash equivalents will be sufficient to finance the Company's anticipated expansion plans and strategic initiatives for the next year. The Company's revolving credit facility and the inventory financing program are also available for additional working capital needs or investment opportunities.

Safe Harbor Statement Under the Private Securities Litigation Reform Act

    The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their companies. With the exception of historical information, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements and may be identified by the use of words such as "believe," "expect," "anticipate," "plan," "estimate," "intend" and "potential." Such statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. A variety of factors could cause the Company's actual results to differ materially from the anticipated results expressed in such forward-looking statements, including, among other things, general economic conditions, product availability, sales volumes, profit margins, and the impact of labor markets and new product introductions on the Company's overall profitability. Readers should refer to the Company's Current Report on Form 8-K filed on May 15, 1998, that describes additional important factors that could cause actual results to differ materially from those contemplated by the statements made in this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company's operations are not currently subject to market risks for interest rates, foreign currency rates, commodity prices or other market price risks of a material nature.

PART II—OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

a.	Exhibits:	Method of Filing
	27.1 Financial Data Schedule	(1)
b.	Reports on Form 8-K:
	Announcement of new member of the Company's Board of Directors filed on April 5, 2000.

(1)
Document is filed herewith.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEST BUY CO., INC. (Registrant)
Date: July 7, 2000	By:	/s/ ALLEN U. LENZMEIER Allen U. Lenzmeier, Executive Vice President & Chief Financial Officer (principal financial officer)
	By:	/s/ ROBERT C. FOX Robert C. Fox, Senior Vice President—Finance & Treasurer (principal accounting officer)

QuickLinks

INDEX
BEST BUY CO., INC.
SIGNATURES