Form 10-Q
period 2000-08-26
BEST BUY CO INC
filed 2000-10-10
CIK 764478

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended August 26, 2000
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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    At August 26, 2000, there were 207,595,000 shares of common stock, $.10 par value, outstanding.

BEST BUY CO., INC.
FORM 10-Q
FOR THE QUARTER ENDED AUGUST 26, 2000

INDEX

				Page
Part I.		Financial Information
		Item 1.	Consolidated Financial Statements:
	a)	Consolidated balance sheets as of August 26, 2000, February 26, 2000 and August 28, 1999		3-4
	b)	Consolidated statements of earnings for the three and six months ended August 26, 2000 and August 28, 1999		5
	c)	Consolidated statement of changes in shareholders' equity for the six months ended August 26, 2000		6
	d)	Consolidated statements of cash flows for the six months ended August 26, 2000 and August 28, 1999		7
	e)	Notes to consolidated financial statements		8
		Item 2.	Management's Discussion and Analysis of Results of Operations and Financial Condition	9-13
		Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13
Part II.		Other Information
		Item 4.	Submission of Matters to a Vote of Security Holders	14-15
		Item 6.	Exhibits and Reports on Form 8-K	15
Signatures				16

PART 1.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

BEST BUY CO., INC.

CONSOLIDATED BALANCE SHEETS

($ in 000)

	August 26, 2000	February 26, 2000	August 28, 1999
	(Unaudited)		(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$845,021	$750,723	$473,444
Receivables	201,375	189,301	178,492
Recoverable costs from developed properties	116,336	72,770	89,699
Merchandise inventories	1,456,752	1,183,681	1,287,646
Other current assets	56,861	41,985	35,135

Total current assets	2,676,345	2,238,460	2,064,416
PROPERTY AND EQUIPMENT
Land and buildings	78,736	76,228	48,309
Leasehold improvements	277,707	254,767	187,887
Fixtures and equipment	997,489	762,476	639,910

	1,353,932	1,093,471	876,106
Less accumulated depreciation and amortization	464,531	395,387	353,286

Net property and equipment	889,401	698,084	522,820
OTHER ASSETS	78,441	58,798	40,947

TOTAL ASSETS	$3,644,187	$2,995,342	$2,628,183

See Notes to Consolidated Financial Statements.

BEST BUY CO., INC.

CONSOLIDATED BALANCE SHEETS (continued)

($ in 000)

	August 26, 2000	February 26, 2000	August 28, 1999
	(Unaudited)		(Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$1,478,697	$1,313,940	$1,058,921
Accrued compensation and related expenses	113,912	102,065	68,097
Accrued liabilities	317,576	287,888	261,095
Accrued income taxes	—	65,366	—
Current portion of long-term debt	7,218	15,790	10,130

Total current liabilities	1,917,403	1,785,049	1,398,243
LONG-TERM LIABILITIES	141,161	99,448	69,743
LONG-TERM DEBT	21,585	14,860	25,690
SHAREHOLDERS' EQUITY
Preferred stock, $1.00 par value: Authorized—400,000,000 shares; Issued and outstanding—none	—	—	—
Common stock, $.10 par value: Authorized—1,000,000,000 shares; Issued and outstanding 207,595,000, 200,379,000 and 205,270,000 shares, respectively	20,760	20,038	20,527
Additional paid-in capital	565,915	247,490	527,717
Retained earnings	977,363	828,457	586,263

Total shareholders' equity	1,564,038	1,095,985	1,134,507

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,644,187	$2,995,342	$2,628,183

See Notes to Consolidated Financial Statements.

BEST BUY CO., INC.

CONSOLIDATED STATEMENTS OF EARNINGS

($ in 000, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	August 26, 2000	August 28, 1999	August 26, 2000	August 28, 1999
Revenues	$3,169,171	$2,686,640	$6,132,889	$5,072,071
Cost of goods sold	2,520,426	2,156,120	4,878,551	4,079,549

Gross profit	648,745	530,520	1,254,338	992,522
Selling, general and administrative expenses	533,395	440,914	1,030,470	831,215

Operating income	115,350	89,606	223,868	161,307
Net interest income	8,998	4,276	17,438	8,689

Earnings before income tax expense	124,348	93,882	241,306	169,996
Income tax expense	47,600	35,815	92,400	65,120

Net earnings	$76,748	$58,067	$148,906	$104,876

Basic earnings per share	$.37	$.28	$.72	$.51
Diluted earnings per share	$.36	$.27	$.70	$.49
Basic weighted average common shares outstanding (000's)	207,115	205,038	205,574	204,536
Diluted weighted average common shares outstanding (000's)	213,536	213,907	212,528	213,593

See Notes to Consolidated Financial Statements.

BEST BUY CO., INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE SIX MONTHS ENDED AUGUST 26, 2000

($ in 000)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings
Balances at February 26, 2000	$20,038	$247,490	$828,457
Stock options exercised	334	32,765	—
Tax benefit from stock options exercised	—	86,048	—
Stock issuance	388	199,612	—
Net earnings, six months ended August 26, 2000	—	—	148,906

Balances at August 26, 2000	$20,760	$565,915	$977,363

See Notes to Consolidated Financial Statements.

BEST BUY CO., INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in 000)

(Unaudited)

	Six Months Ended
	August 26, 2000	August 28, 1999
OPERATING ACTIVITIES
Net earnings	$148,906	$104,876
Depreciation, amortization and other non-cash charges	72,467	46,110

	221,373	150,986
Changes in operating assets and liabilities:
Receivables	(12,074)	(46,091)
Merchandise inventories	(273,071)	(241,280)
Other assets	(8,948)	(2,263)
Accounts payable	164,757	47,175
Income taxes payable	14,754	18,805
Other liabilities	83,248	19,936

Total cash provided by (used in) operating activities	190,039	(52,732)

INVESTING ACTIVITIES
Additions to property and equipment	(266,304)	(144,733)
Increase in recoverable costs from developed properties	(43,566)	(15,743)
Increase in other assets	(6,379)	(3,933)

Total cash used in investing activities	(316,249)	(164,409)

FINANCING ACTIVITIES
Long-tem debt payments	(11,100)	(24,777)
Issuance of common stock	231,608	27,125
Repurchase of common stock	—	(97,540)

Total cash provided by (used in) financing activities	220,508	(95,192)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	94,298	(312,333)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	750,723	785,777

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$845,021	$473,444

Amounts in this statement are presented on a cash basis and therefore may differ from those shown in other sections of this quarterly report.
Supplemental cash flow information:
Cash paid during the period for:
Interest	$1,864	$3,132
Income taxes	$60,235	$47,064

See Notes to Consolidated Financial Statements.

BEST BUY CO., INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation:

    The consolidated balance sheets as of August 26, 2000, and August 28, 1999, the related consolidated statements of earnings for the three and six months then ended, the consolidated statements of cash flows for the six months then ended and the consolidated statement of changes in shareholders' equity for the six months ended August 26, 2000, are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included and were normal and recurring in nature. The business of Best Buy Co., Inc. (the "Company") is seasonal and interim results are not necessarily indicative of results for a full year. These interim financial statements and the related notes should be read in conjunction with the financial statements and notes included in the Company's Annual Report to Shareholders for the fiscal year ended February 26, 2000, and incorporated by reference into the Company's Annual Report on Form 10-K.

2.  Income Taxes:

    Income taxes are provided on an interim basis based upon management's estimate of the annual effective tax rate.

3.  Earnings Per Share:

    The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings per common share:

	Three Months Ended		Six Months Ended
	August 26, 2000	August 28, 1999	August 26, 2000	August 28, 1999
Numerator (000's):
Net earnings	$76,748	$58,067	$148,906	$104,876

Denominator (000's):
Weighted average common shares outstanding	207,115	205,038	205,574	204,536
Dilutive effect of employee stock options	6,421	8,869	6,954	9,057

Weighted average common shares outstanding assuming dilution	213,536	213,907	212,528	213,593

Basic earnings per share	$.37	$.28	$.72	$.51
Diluted earnings per share	$.36	$.27	$.70	$.49

BEST BUY CO., INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results Of Operations

    Net earnings for the second quarter of fiscal 2001 were a record $76.7 million, or $.36 per share on a diluted basis, compared to net earnings of $58.1 million, or $.27 per share, for the comparable period last year. For the first six months of the current fiscal year, net earnings were a record $148.9 million, or $.70 per share on a diluted basis, compared to $104.9 million, or $.49 per share, for the same period last year. Strong consumer electronics sales, including continued growth in sales of digital products, combined with gross profit margin improvements were the principle factors contributing to the 32% increase in second quarter earnings compared to the same period last year. The Company's financial performance also continues to benefit from strategic alliances formed over the past year. The record profits were achieved even though expenses increased in connection with the continued investment in growth initiatives including the increased retail store expansion and the launch of BestBuy.com™.

    Revenues in the second quarter increased 18% to $3.169 billion, compared to $2.687 billion in the second quarter last year. Revenues in the first six months increased 21% to $6.133 billion, compared to $5.072 billion last year. A net increase of 41 new stores in the past 12 months and comparable store sales increases of 5.1% for the second quarter and 7.2% year-to-date, were the principal factors in the revenue increases. Sales of digital technology products such as DVD players, digital televisions, digital cameras and camcorders, as well as strong sales of DVD movies and analog televisions, drove comparable store sales gains. The Company anticipates comparable store sales growth to moderate slightly in the second half of the fiscal year.

    As of August 26, 2000, the Company operated 373 stores compared to 332 stores one year ago. In the second quarter, the Company opened 12 new stores including four stores in the New York tri-state area and six small-market concept stores. Small-market stores (approximately 30,000 square feet) offer the same product categories as larger stores, but have more flexible floor plans and product assortments tailored to their communities. The Company plans to open approximately 45 new stores in the second half of fiscal 2001. Of these, approximately 40 stores will open in the third quarter including an additional 10 stores in the New York tri-state area, as well as entry into the Seattle, Washington, and Jackson, Mississippi markets. The remaining stores are expected to open late in the fourth quarter.

    Early in the second quarter, Best Buy launched its expanded Internet service, BestBuy.com™. The Company's "clicks-and-mortar" strategy is designed to provide consumers with a fully integrated shopping experience. The web site BestBuy.com™, initially offered consumer electronics products, music and movies. In August, the product offerings were expanded to include computers and peripherals. Enhanced features and further expansion of online product offerings are planned for later this fiscal year. While e-commerce does not currently represent a significant portion of the Company's business, the Company believes the investment in and increased expenses associated with the development, launch and operations of a comprehensive Internet business creates a significant future growth opportunity in serving consumers both on-line and in retail stores. The Company also believes its "clicks-and-mortar" strategy can provide a competitive advantage over Internet only retailers.

    The Company's sales mix by major product category for the three-month and six-month periods was as follows:

	Three Months Ended		Six Months Ended
	August 26, 2000	August 28, 1999	August 26, 2000	August 28, 1999
Home Office	36%	36%	35%	36%
Consumer Electronics—Video	20	18	20	18
Consumer Electronics—Audio	11	11	11	11
Entertainment Software	16	17	17	18
Appliances	9	11	9	10
Other	8	7	8	7

Total	100%	100%	100%	100%

*
Prior year percentages have been adjusted to reflect current year categorization of products. The primary change was to reclassify cameras and photographic equipment from the "other" category to consumer electronics—video.

    The home office category continued to experience positive comparable stores sales growth in the second quarter. Sales in this category were driven by expansion of configure-to-order computer offerings and strong customer demand for laptop computers. Average selling prices for computers sold by the Company increased during the second quarter of fiscal 2001, compared to the same period one year ago, due primarily to a shift in the computer product mix. New Microsoft Network (MSN™) customer sign-ups remained strong, with total sign-ups of nearly one million since inception of the program in November 1999, exceeding original expectations. Sales of new digital communication devices including digital web phones, pagers and other new technology products also contributed to the sales increase in the home office category. In the third quarter of fiscal 2001, as part of the Company's continual assessment of its merchandising strategy, digital communication devices will be relocated to a more strategic location within the stores. Management expects that the relocation will contribute to an enhanced consumer awareness of the Company's digital communication product offerings.

    Consumer electronics experienced sales growth in the quarter led by digital technology products such as DVD players, digital televisions, camcorders and cameras. Sales of analog video product, such as projection televisions, also generated sales gains during the quarter. The sales growth is primarily due to an improved product assortment, increased customer demand and the availability of more affordable digital products. In particular, the Company's assortment of digital televisions and price points now under $2,000 for high-definition digital compatible televisions has contributed to higher sales in the video category.

    Second quarter entertainment software sales, which include music and movies, computer software and video games, were impacted by the general absence of new releases with strong consumer appeal. Scheduled new music releases by artists provide opportunity for better performance in this category in the second half of the year. DVD software sales remained strong, benefiting from new releases and the continued expansion of the DVD hardware base. The Company continues to lead the industry in DVD software sales market share. Video games and computer software sales were weak due to a shortage of new titles and consumers delaying the purchase of new hardware and software in anticipation of the launch of new technology in the second half of the year. Sony's Playstation II video game platform is expected to invigorate the video game business in the second half of the year, in particular the fourth quarter. It is expected that consumer demand for this product will initially exceed supply.

    Appliance sales were soft as a result of increased industry competition and lower than expected sales of air conditioners due to a cooler than average summer. Currently, the Company is working with suppliers to redevelop its appliance business model and improve profitability. The primary areas of concentration include improving supply chain management and improving operations to better support the business. During the second quarter, the Company announced the addition of KitchenAid, an upscale appliance line, as well as expansion of delivery and installation capabilities. Also during the quarter, a major competitor announced its intent to exit the appliance business. An opportunity to gain additional market share is expected to be created for the Company when the competitor completely liquidates its inventory.

    Gross profit margin improved by 0.8% of sales in the second quarter of fiscal 2001 to 20.5% of sales compared to 19.7% of sales in the second quarter of fiscal 2000. Gross profit margin in the six-month period was also 20.5% of sales, 0.9% of sales higher than the previous year's 19.6%. These improvements were driven by increased contributions from digital products and higher sales of more fully featured products, as well as the continuing benefit from the Company's initiatives to improve inventory management and enhance advertising effectiveness. The Company also benefited from its "Total Solutions" selling strategy that is designed to provide customers with higher-margin accessories and services supporting their purchases. Management expects gross profit margins will continue to exceed prior year levels. However, due to increased promotional activity typically associated with the holiday season and store grand openings, gross profit margin in the second half of the year is traditionally lower than the first half of the year.

    Selling, general and administrative expenses (SG&A) increased to 16.8% of sales for the both the second quarter and first six months of fiscal 2001, compared to 16.4% of sales for the same periods last year. The increase in the SG&A rate is primarily the result of expenses associated with new store openings, the launch and operation of BestBuy.com™ and the continued investment in strategic initiatives. Management believes that investing in strategic initiatives has benefited the Company's operating model and contributed to gross profit margin gains. In the third quarter, the Company's SG&A rate is expected to rise due to the opening of almost twice the number of stores compared to a year ago. The New York market launch and the costs of promoting BestBuy.com™ in preparation for the holiday season are the underlying drivers of the cost increases. Management believes the Company will realize the benefits from these investments in the fourth quarter and beyond through sales growth and operating margin improvement.

    Net interest income increased to $9.0 million in the second quarter and $17.4 million for the six-month period, compared to net interest income of $4.3 million and $8.7 million, respectively, in the same periods last year. The increase is due to higher cash balances and higher yields. The higher cash balances are the result of cash flows generated from operations over the last 12 months, including improved inventory management and a $200 million investment in Best Buy common stock by Microsoft Corporation as part of a strategic alliance.

    The year-to-date tax rate for the current year and the prior year was 38.3%. The Company's effective income tax rate for the second quarter was 38.3%, up slightly from 38.1% for the same quarter a year ago as management revised the estimated annual effective tax rate in the second quarter of fiscal 2000. The Company's effective tax rate is primarily impacted by the taxability of investment income and state income taxes.

Financial Condition

    Working capital of $759 million at August 26, 2000, increased from $666 million a year ago. Cash and cash equivalents increased by $372 million as compared to one year ago as a result of the issuance of additional Best Buy common stock, operating profits and working capital management. Cash increased despite the purchase of $300 million of common stock and capital spending in excess of $480 million for stores, distribution capacity, information systems and other initiatives to expand the business in the last 12 months.

    Merchandise inventories increased by $169 million, or 13%, as a result of the net addition of 41 new stores since the second quarter last year. Rolling 12 month inventory turns improved to 7.3 times for the period ended August 26, 2000, compared to 7.0 times for the period ended August 28, 1999. The Company's net investment in inventory, inventory net of accounts payable, improved by $251 million compared to the prior year. Merchandise inventories increased by $273 million compared to fiscal year-end, primarily due to seasonality, the net addition of 16 stores in the first six months of fiscal 2001 and preparation for store openings in the third quarter. The Company's cash position and net investment in inventory are impacted by the timing of payments to vendors and can vary significantly. Receivables increased by $23 million compared with the prior year, and $12 million compared to fiscal year-end, primarily due to increased sales volume. Recoverable costs from developed properties increased by $27 million over last year primarily due to the development of new stores. Other current assets increased, as compared to last year and fiscal year-end, due to a higher level of business activity and timing of income tax payments. Other long-term assets increased by $37 million over last year due to investments and the purchase of insurance policies in connection with the Company's deferred compensation plan. The increase in other long-term assets since fiscal year-end is primarily due to an investment in real estate associated with the Company's long-term corporate facilities expansion plans.

    Accounts payable increased as compared to a year ago and the end of fiscal 2000 as a result of higher business volume and increased inventory levels. Accrued compensation and related expenses increased over the second quarter of last year due to payroll tax withholdings related to stock option exercises and the expanding employee base needed to support the Company's growth. Other accrued liabilities increased as a result of increased business activity and the timing of amounts paid or received under alliances and vendor programs. Long-term liabilities increased from a year ago due to increased deferred compensation, cash advances as part of alliances and an increase in long-term deferred taxes. Long-term debt decreased compared to last year and fiscal year-end due to the repayment of debt, partially offset by the assumption of a mortgage related to an investment in real estate.

    Capital spending in the first six months of fiscal 2001 was $266 million compared to $145 million for the same period last year. The increase is primarily a result of the Company's investment in new stores, merchandising project enhancements at existing stores, expansion of its distribution facilities, investment in the Company's core financial and operating systems and the improvements to existing systems to support the Company's growth. Total capital spending in fiscal 2001 to support accelerated store growth and the Company's strategic initiatives is expected to be approximately $600-$650 million, exclusive of amounts to be expended on property development. The Company's new store opening plans for the remainder of fiscal 2001 include approximately 45 new stores as well as the remodeling or relocation of approximately 10 locations.

    In February 2000, the Company's Board of Directors authorized the purchase of up to $400 million of the Company's common stock from time to time through open market purchases. The stock purchase program has no stated expiration date. Approximately 1.9 million shares were purchased under this plan during the last fiscal year at a cost of $100 million. No additional purchases have been made in the current fiscal year.

    In June 2000, the Company amended its $100 million revolving credit facility to among other things make certain financial covenants less restrictive, thereby providing the Company with additional flexibility. The current facility is scheduled to mature in August 2002. Also in June 2000, shareholders adopted an amendment to the Company's Articles of Incorporation to increase the number of authorized shares of the Company's common stock to one billion shares.

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

PART II—OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a)
The Regular Meeting of the Shareholders of the Company was held June 22, 2000. The following individuals were elected at the meeting as Class 1 directors of the Company to serve until the 2002 Regular Meeting of Shareholders. Shares voted were as follows:

Bradbury H. Anderson
Shares For	182,108,613
Shares Withheld	938,756
Mark C. Thompson
Shares For	182,131,374
Shares Withheld	915,995
Frank D. Trestman
Shares For	182,131,374
Shares Withheld	915,995
Kathy Higgins Victor
Shares For	182,095,926
Shares Withheld	951,443
James C. Wetherbe
Shares For	182,131,624
Shares Withheld	915,745

    Shareholders ratified the appointment of the following individual as a Class 2 director of the Company to serve until the 2001 Regular Meeting of Shareholders. Shares voted were as follows:

Robert T. Blanchard
Shares For	181,940,490
Shares Against	624,262
Shares Abstaining	482,617

    Other matters voted on and the results of voting were as follows:

    Shareholders ratified the appointment of Ernst & Young LLP, as the Company's independent auditor for the fiscal year, which began on February 27, 2000, with shares voted as follows:

Shares For	182,502,628
Shares Against	103,881
Shares Abstaining	440,860

    Shareholders approved the Company's 2000 Restricted Stock Award Plan, with shares voted as follows:

Shares For	104,386,214
Shares Against	77,650,237
Shares Abstaining	1,010,918

    Shareholders approved an amendment to the Company's Articles of Incorporation increasing the number of authorized shares of common stock to one billion shares, with shares voted as follows:

Shares For	147,378,267
Shares Against	34,791,731
Shares Abstaining	877,371

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

			Method of Filing
a.	Exhibits:
	3.1	Articles of Amendment of Amended and Restated Articles of Incorporation as filed on June 26, 2000	(1)
	10.1	Credit Agreement dated June 28, 2000	(1)
	27.1	Financial Data Schedule	(1)
b.	Reports on Form 8-K:
	None.

(1)
Document is filed herewith.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEST BUY CO., INC. (Registrant)
Date: October 5, 2000	By:	/s/ ALLEN U. LENZMEIER Allen U. Lenzmeier, Executive Vice President & Chief Financial Officer (principal financial officer)
	By:	/s/ MARC I. GORDON Marc I. Gordon Vice President—Controller (principal accounting officer)

QuickLinks

INDEX
BEST BUY CO., INC.
SIGNATURES