Form 10-Q
period 2000-11-25
BEST BUY CO INC
filed 2001-01-05
CIK 764478

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 25, 2000
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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    At November 25, 2000, there were 207,759,000 shares of common stock, $.10 par value, outstanding.

BEST BUY CO., INC.

FORM 10-Q

FOR THE QUARTER ENDED November 25, 2000

INDEX

					Page
Part I.			Financial Information
			Item 1. Consolidated Financial Statements:
	a	)	Consolidated balance sheets as of November 25, 2000, February 26, 2000 and November 27, 1999		3-4
	b	)	Consolidated statements of earnings for the three and nine months ended November 25, 2000 and November 27, 1999		5
	c	)	Consolidated statement of changes in shareholders' equity for the nine months ended November 25, 2000		6
	d	)	Consolidated statements of cash flows for the nine months ended November 25, 2000 and November 27, 1999		7
	e	)	Notes to consolidated financial statements		8-9
			Item 2.	Management's Discussion and Analysis of Results of Operations and Financial Condition	9-13
			Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13
Part II.			Other Information
			Item 6.	Exhibits and Reports on Form 8-K	14
Signatures					15

PART 1.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

BEST BUY CO., INC.

CONSOLIDATED BALANCE SHEETS

ASSETS

($ in 000)

	November 25, 2000	February 26, 2000	November 27, 1999
	(Unaudited)		(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$728,796	$750,723	$514,797
Receivables	427,113	189,301	383,461
Recoverable costs from developed properties	110,854	72,770	87,377
Merchandise inventories	2,327,798	1,183,681	2,082,543
Other current assets	58,139	41,985	40,601

Total current assets	3,652,700	2,238,460	3,108,779
PROPERTY AND EQUIPMENT
Land and buildings	97,837	76,228	51,905
Leasehold improvements	352,523	254,767	221,434
Fixtures and equipment	1,098,746	762,476	708,470

	1,549,106	1,093,471	981,809
Less accumulated depreciation and amortization	499,305	395,387	372,722

Net property and equipment	1,049,801	698,084	609,087
OTHER ASSETS	79,463	58,798	54,187

TOTAL ASSETS	$4,781,964	$2,995,342	$3,772,053

See Notes to Consolidated Financial Statements.

BEST BUY CO., INC.

CONSOLIDATED BALANCE SHEETS (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY

($ in 000)

	November 25, 2000	February 26, 2000	November 27, 1999
	(Unaudited)		(Unaudited)
CURRENT LIABILITIES
Accounts payable	$2,483,262	$1,313,940	$2,070,254
Accrued compensation and related expenses	105,668	102,065	78,691
Accrued liabilities	406,178	287,888	314,920
Accrued income taxes	14,275	65,366	44,142
Current portion of long-term debt	5,809	15,790	9,046

Total current liabilities	3,015,192	1,785,049	2,517,053
LONG-TERM LIABILITIES	119,921	99,448	72,932
LONG-TERM DEBT	20,948	14,860	23,679
SHAREHOLDERS' EQUITY
Preferred stock, $1.00 par value:
Authorized—400,000,000 shares;
Issued and outstanding—none	—	—	—
Common stock, $.10 par value:
Authorized—1,000,000,000 shares;
Issued and outstanding 207,759,000, 200,379,000 and 204,411,000 shares, respectively	20,776	20,038	20,441
Additional paid-in capital	570,501	247,490	473,296
Retained earnings	1,034,626	828,457	664,652

Total shareholders' equity	1,625,903	1,095,985	1,158,389

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$4,781,964	$2,995,342	$3,772,053

See Notes to Consolidated Financial Statements.

BEST BUY CO., INC.

CONSOLIDATED STATEMENTS OF EARNINGS

($ in 000, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	November 25, 2000	November 27, 1999	November 25, 2000	November 27, 1999
Revenues	$3,732,080	$3,107,337	$9,864,969	$8,179,408
Cost of goods sold	3,043,039	2,516,970	7,921,590	6,596,519

Gross profit	689,041	590,367	1,943,379	1,582,889
Selling, general and administrative expenses	604,028	467,779	1,634,498	1,298,994

Operating income	85,013	122,588	308,881	283,895
Net interest income	7,750	4,451	25,188	13,140

Earnings before income tax expense	92,763	127,039	334,069	297,035
Income tax expense	35,500	48,650	127,900	113,770

Net earnings	$57,263	$78,389	$206,169	$183,265

Basic earnings per share	$.28	$.38	$1.00	$.90
Diluted earnings per share	$.27	$.37	$.97	$.86
Basic weighted average common shares outstanding (000's)	207,683	204,784	206,277	204,618
Diluted weighted average common shares outstanding (000's)	213,007	212,760	212,688	213,430

See Notes to Consolidated Financial Statements.

BEST BUY CO., INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE NINE MONTHS ENDED NOVEMBER 25, 2000

($ in 000)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings
Balances at February 26, 2000	$20,038	$247,490	$828,457
Stock options exercised	350	34,917	—
Tax benefit from stock options exercised	—	88,482	—
Stock issuance	388	199,612	—
Net earnings, nine months ended November 25, 2000	—	—	206,169

Balances at November 25, 2000	$20,776	$570,501	$1,034,626

See Notes to Consolidated Financial Statements.

BEST BUY CO., INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in 000)

(Unaudited)

	Nine Months Ended
	November 25, 2000	November 27, 1999
OPERATING ACTIVITIES
Net earnings	$206,169	$183,265
Depreciation, amortization and other non-cash charges	116,964	71,134

	323,133	254,399
Changes in operating assets and liabilities:
Receivables	(237,812)	(251,060)
Merchandise inventories	(1,144,117)	(1,036,177)
Other assets	(19,450)	(7,562)
Accounts payable	1,169,322	1,058,508
Income taxes payable	40,687	(2,710)
Other liabilities	142,846	156,252

Total cash provided by operating activities	274,609	171,650

INVESTING ACTIVITIES
Additions to property and equipment	(470,511)	(255,624)
Increase in recoverable costs from developed properties	(38,084)	(13,421)
Increase in other assets	(7,940)	(16,841)

Total cash used in investing activities	(516,535)	(285,886)

FINANCING ACTIVITIES
Long-tem debt payments	(13,146)	(27,872)
Issuance of common stock	233,145	29,832
Repurchase of common stock	—	(158,704)

Total cash provided by (used in) financing activities	219,999	(156,744)

DECREASE IN CASH AND CASH EQUIVALENTS	(21,927)	(270,980)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	750,723	785,777

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$728,796	$514,797

Amounts in this statement are presented on a cash basis and therefore may differ from those shown in other sections of this quarterly report.
Supplemental cash flow information:
Cash paid during the period for:
Interest	$2,533	$3,879
Income taxes	$60,811	$47,595

See Notes to Consolidated Financial Statements.

BEST BUY CO., INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation:

    The consolidated balance sheets as of November 25, 2000, and November 27, 1999, the related consolidated statements of earnings for the three and nine months then ended, the consolidated statements of cash flows for the nine months then ended and the consolidated statement of changes in shareholders' equity for the nine months ended November 25, 2000, are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included and were normal and recurring in nature. The business of Best Buy Co., Inc. (the "Company"), is seasonal and interim results are not necessarily indicative of results for a full year. These interim financial statements and the related notes should be read in conjunction with the financial statements and notes included in the Company's Annual Report to Shareholders for the fiscal year ended February 26, 2000, and incorporated by reference into the Company's Annual Report on Form 10-K.

2.  Income Taxes:

    Income taxes are provided on an interim basis based upon management's estimate of the annual effective tax rate.

3.  Earnings Per Share:

    The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings per common share:

	Three Months Ended		Nine Months Ended
	November 25, 2000	November 27, 1999	November 25, 2000	November 27, 1999
Numerator (000's):
Net earnings	$57,263	$78,389	$206,169	$183,265

Denominator (000's):
Weighted average common shares outstanding	207,683	204,784	206,277	204,618
Dilutive effect of employee stock options	5,324	7,976	6,411	8,812

Weighted average common shares outstanding assuming dilution	213,007	212,760	212,688	213,430

Basic earnings per share	$.28	$.38	$1.00	$.90
Diluted earnings per share	$.27	$.37	$.97	$.86

4.  Subsequent Events

    On December 15, 2000, the Company completed its purchase of Magnolia Hi-Fi, Inc., for approximately $87 million in cash. Seattle-based Magnolia Hi-Fi is a specialty retailer in the consumer electronics industry with 13 stores. The transaction will be accounted for as a purchase. Accordingly, the net assets and operating results will be included in the Company's financial statements from the date of acquisition. The transaction is not expected to have a material impact on the Company's results of operations in the current year.

    On December 7, 2000, the Company announced its intent to acquire, pursuant to a tender offer, Musicland Stores Corporation ("Musicland") in a transaction valued at approximately $685 million, including the assumption of $260 million in debt. The tender offer of $12.55 per share in cash for all of the outstanding shares of Musicland commenced December 21, 2000. The transaction will be accounted for as a purchase. Musicland is primarily a mall-based retailer of pre-recorded home entertainment products with more than 1,300 stores. Consumation of the acquisition is expected in the first calendar quarter of 2001 and is subject to successful completion of the tender offer and other customary closing matters.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                 FINANCIAL CONDITION

Results Of Operations

    Net earnings for the third quarter of fiscal 2001 were $57.3 million, or $.27 per share on a diluted basis, compared to net earnings of $78.4 million, or $.37 per share, for the comparable period last year. For the first nine months of the current fiscal year, net earnings were a record $206.2 million, or $.97 per share on a diluted basis, compared to $183.3 million, or $.86 per share, for the same period last year. Cautious consumer spending and a more promotional environment were the principal factors contributing to the decrease in third quarter earnings compared to the same period last year. The more competitive environment and use of promotions to capture market share directly impacted gross profit margin which decreased to 18.5% of sales in the current quarter compared to 19.0% of sales in the same period one year ago. The Company's third quarter financial performance was also impacted by expenses associated with the Company's growth initiatives including significant start-up costs for the opening of the New York market, the national launch of BestBuy.com™ and the opening of 40 new stores in the quarter compared to 22 new stores a year ago.

    Revenues in the third quarter increased 20% to $3.732 billion, compared to $3.107 billion in the third quarter last year. Revenues in the first nine months increased 21% to $9.865 billion, compared to $8.179 billion last year. A net increase of 59 new stores in the past 12 months and comparable store sales increases of 5.9% for the third quarter and 6.7% year-to-date, were the principal factors contributing to the increased revenues. Sales of digital technology products such as DVD players, digital communication devices, digital televisions, digital cameras and camcorders, as well as strong sales of DVD movies and home theater systems, drove comparable store sales gains.

    As of November 25, 2000, the Company operated 413 stores compared to 354 stores one year ago. In the third quarter, the Company opened 40 new stores bringing the total store openings for fiscal year 2001 to 56, including entries into the new markets of Seattle, Washington; Norfolk, Virginia; and the New York City metropolitan market. The Company plans to open 7 stores late in February 2001. The Company's online business, BestBuy.com, did not have a significant impact on third quarter revenues. However, BestBuy.com experienced strong traffic in the third quarter as reflected by PC DataOnline's number five ranking. The Company's integrated shopping experience empowers customers to research and purchase products seamlessly across the Best Buy retail environment—online or in the stores.

    The Company's sales mix by major product category for the three-month and nine-month periods was as follows:

	Three Months Ended		Nine Months Ended
	November 25, 2000	November 27, 1999*	November 25, 2000	November 27, 1999*
Home Office	35%	36%	35%	36%
Consumer Electronics—Video	22	20	21	19
Consumer Electronics—Audio	10	10	10	10
Entertainment Software	19	19	18	18
Appliances	7	8	8	10
Other	7	7	8	7

Total	100%	100%	100%	100%

*
Prior year percentages have been adjusted to reflect current year categorization of products. The primary change was to reclassify cameras and photographic equipment from the "other" category to consumer electronics-video.

    The home office category continued to experience positive comparable stores sales growth in the third quarter. Personal computers' average selling price increased slightly during the quarter, more than offsetting the impact of the industry-wide decline in unit sales volume. Consumer demand has been shifting to higher priced, more fully featured products. Laptop computers and configure-to-order computers, combined, had an approximately 50% increase in their percentage of the computer business's sales mix. Computer peripherals, including CD drives with read/write capabilities, zip drives, blank media and hard drives, generated strong sales gains during the quarter. New Microsoft Network (MSN™) customer sign-ups remained strong. Rebate programs offered by MSN continued to stimulate sales of personal computers. Customer sign-ups totaled approximately 370,000 in the third quarter and over one million since inception of the program in November 1999, exceeding original expectations. The Company's overall financial performance in the current quarter and the first nine months of fiscal 2001 benefited from the strategic alliance with Microsoft Corporation. Sales growth in the home office category was also driven by continued consumer demand for digital communication devices including web phones, pagers and other new technologies.

    Consumer electronics experienced double-digit comparable store sales growth in the quarter led by digital technology products such as DVD players, digital televisions, camcorders and cameras. Lower price points, effective promotions and strong in-stock positions contributed to the increase in digital product sales. Digital products represented 11% of the Company's business in the third quarter compared to 8% one year ago. Sales of projection televisions and home theater systems also generated strong sales gains during the quarter. The digital television business continued to grow, accounting for 12% of the third quarter fiscal 2001 total television sales.

    Third quarter entertainment software sales, which include music, movies, computer software and video games, were driven by aggressive pricing of new music and movie releases in this generally weaker retail environment. Music sales benefited from promotional pricing strategies designed to drive customer traffic. DVD software sales remained strong, stimulated by promotional pricing strategies, new releases and the continued expansion of the DVD hardware base. Video game hardware and software sales were less than expected due to a shortage of new titles and the limited availability of new technology products such as Sony's PlayStation II video game platform. Consumers continue to delay the purchase of new video game hardware and software in anticipation of the new technology. Computer software sales continued to be impacted by the lack of new releases and the industry-wide decrease in personal computer unit sales volume.

    Appliance sales remained soft as a result of increased industry competition and the slow down in consumer demand experienced throughout the industry. The Company has not realized the market share gains it anticipated with the exit of a major competitor from the appliance business. Currently, the Company is working with suppliers to improve its appliance business model and increase profitability. The primary areas of concentration include improving supply chain management and improving operations to better support the business.

    Gross profit margins were 18.5% and 19.7% of sales for the quarter and nine-month period of the current fiscal year, respectively, representing a 0.5% of sales decrease for the quarter and a 0.3% of sales improvement over the nine-month period last year. Cautious consumer spending resulted in a more promotional environment. In addition, the current quarter's gross profit margin was impacted by the rapid commoditization of digital products, such as DVD hardware, that were heavily promoted by a wide variety of retailers during the Company's third fiscal quarter, particularly entering the holiday selling season. These factors more than offset the gross margin rate gains generated from the growth in higher margin digital products and accessories. The 0.3% of sales improvement in gross profit margins for the nine-month period of fiscal 2001 compared to the same period one year ago is due to a more profitable sales mix that resulted from strong sales of digital products and accessories.

    Selling, general and administrative expenses (SG&A) were 16.2% and 16.6% of sales for the quarter and first nine months of fiscal 2001, respectively, compared to 15.1% and 15.9% of sales for the same periods last year. The increase in the SG&A rate is primarily the result of the Company's increased rate of investment in strategic growth initiatives in a more modest sales growth environment. Third quarter growth initiatives included the start-up costs and initial operating results associated with the opening of the New York market, BestBuy.com's national launch and the opening of 40 new stores in the quarter compared to 22 new stores a year ago. Spending on these initiatives was consistent with management's expectations and contributed to the year-over-year increase in SG&A. Third quarter earnings were impacted by approximately $0.15 per share as compared to last year.

    Net interest income increased to $7.8 million in the third quarter and $25.2 million for the nine-month period, compared to net interest income of $4.5 million and $13.1 million, respectively, in the same periods last year. The increase is due to higher cash balances and higher yields. The higher cash balances are the result of cash flows generated from operations over the last 12 months, including improved inventory management and a $200 million investment in Best Buy common stock by Microsoft Corporation as part of a strategic alliance.

    The Company's effective income tax rates for the quarter and the first nine months of the current fiscal year were 38.3%, unchanged from the comparable periods last year. The Company's effective tax rate is primarily impacted by the taxability of investment income and state income taxes.

Financial Condition

    Working capital of $638 million at the end of the third quarter, increased from $592 million a year ago. Cash and cash equivalents increased by $214 million compared to one year ago as a result of the issuance of additional Best Buy common stock, operating profits and inventory management. Cash increased despite the repurchase of $239 million of common stock in the fourth quarter of last year and capital spending in excess of $570 million in the last 12 months.

    Merchandise inventories increased by $245 million, or 12%, as a result of the net addition of 59 new stores since the third quarter last year. Rolling 12 month inventory turns improved to 7.3 times for the period ended November 25, 2000, compared to 6.8 times for the comparable period ended November 27, 1999. The Company's net investment in inventory, inventory net of accounts payable, improved by $168 million compared to the prior year. Merchandise inventories increased by $1.1 billion compared to fiscal year-end, primarily due to seasonality and the addition of the new stores in the first nine months of fiscal 2001. However, the Company's net investment in inventory was relatively unchanged from fiscal year-end. The Company's cash position and net investment in inventory are impacted by the timing of payments to vendors and can vary significantly.

    Receivables increased by $44 million compared with the prior year, and $238 million compared to fiscal year-end, primarily due to increased sales volume. Recoverable costs from developed properties increased by $23 million over last year primarily due to the development of new stores. Other current assets increased, as compared to last year and fiscal year-end, due to a higher level of business activity and timing of income tax payments. Other long-term assets increased from the end of fiscal 2000 and the end of the third quarter one year ago due to an investment in real estate associated with the Company's corporate facilities expansion plans and strategic investments. The purchase of insurance policies in connection with the Company's deferred compensation plan also contributed to the increase in other long-term assets.

    Accounts payable increased as compared to a year ago and the end of fiscal 2000 as a result of higher business volume and increased inventory levels. Accrued compensation and related expenses increased over the third quarter of last year due to the expanding employee base needed to support the Company's growth. Other accrued liabilities increased as a result of increased business activity and the timing of amounts paid or received under alliances and vendor programs. Long-term liabilities increased from a year ago due to increased deferred compensation and an increase in long-term deferred taxes. Debt outstanding decreased compared to last year and fiscal year-end due to the repayment of debt, partially offset by the assumption of a mortgage related to the investment in corporate real estate.

    Capital spending in the first nine months of fiscal 2001 was $471 million compared to $256 million for the same period last year. The increase is primarily a result of the Company's investment in new stores, merchandising projects at existing stores and expansion of its distribution facilities. In addition, the Company increased its investment in its core financial and operating systems to support the Company's growth.

    In February 2000, the Company's Board of Directors authorized the purchase of up to $400 million of the Company's common stock from time to time through open market purchases. The stock purchase program has no stated expiration date. Approximately 1.9 million shares were purchased under this plan during the prior fiscal year at a cost of $100 million. No additional purchases have been made in the current fiscal year.

    The Company has a $100 million revolving credit facility that is scheduled to mature in August 2002. There have been no borrowings under that facility in any of the periods presented. Also, in June 2000, shareholders adopted an amendment to the Company's Articles of Incorporation to increase the number of authorized shares of the Company's common stock to one billion shares.

Subsequent Events

    On December 15, 2000, the Company completed its purchase of Magnolia Hi-Fi, Inc., for approximately $87 million in cash. Seattle-based Magnolia Hi-Fi is a specialty retailer in the consumer electronics industry with 13 stores. The transaction will be accounted for as a purchase. Accordingly, the net assets and operating results will be included in the Company's financial statements from the date of acquisition. The transaction is not expected to have a material impact on the Company's results of operations in the current year.

    On December 7, 2000, the Company announced its intent to acquire, pursuant to a tender offer, Musicland Stores Corporation ("Musicland") in a transaction valued at approximately $685 million, including the assumption of $260 million in debt. The tender offer of $12.55 per share in cash for all of the outstanding shares of Musicland commenced on December 21, 2000. The transaction will be accounted for as a purchase. Musicland is primarily a mall-based retailer of pre-recorded home entertainment products with more than 1,300 stores. Consumation of the acquisition is expected in the first calendar quarter of 2001 and is subject to successful completion of the tender offer and other customary closing matters.

    On December 7, 2000, the Company announced its anticipated expansion into Canada. The Company plans to open 60 stores, beginning with approximately 15 stores in the fall of calendar 2002.

Outlook for the Fourth Quarter

    The Company announced sales of $2.7 billion for the month of December, an increase of 19% over the same period last year. Comparable store sales increased 3.7% in the month. Management maintains conservative sales expectations for the balance of the quarter due to the uncertain economic environment. The Company plans to open 7 stores late in February 2001. Capital spending for fiscal year 2001 is expected to be approximately $600 million depending on the timing of activities related to corporate office development. The Musicland acquisition is expected to close in the first calendar quarter of 2001. Musicland's results of operations will have only a modest impact on the Company's financial performance in the fourth quarter. However, the costs incurred in advance of closing, such as integration planning and store transformation, are expected to reduce earnings by approximately $0.05 cents per share for the quarter. The Magnolia acquisition is not expected to have a material impact on the Company's financial results in the current year.

    Management believes that funds from the expected results of operations and available cash and cash equivalents will be sufficient to finance the Company's recently announced acquisitions, anticipated expansion plans and strategic initiatives for the next year. The Company's revolving credit facility and the inventory financing program are also available for additional working capital needs or investment opportunities.

Safe Harbor Provisions Under the Private Securities Litigation Reform Act of 1995 (the "1995 Act")

    The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their companies. With the exception of historical information, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements and may be identified by the use of words such as "believe," "expect," "anticipate," "plan," "estimate," "intend" and "potential." Such statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. A variety of factors could cause the Company's actual results to differ materially from the anticipated results expressed in such forward-looking statements, including, among other things, general economic conditions, acquisitions of businesses, product availability, sales volumes, profit margins, and the impact of labor markets and new product introductions on the Company's overall profitability. Readers should refer to the Company's Current Report on Form 8-K filed on May 15, 1998, that describes additional important factors that could cause actual results to differ materially from those contemplated by the statements made in this Quarterly Report on Form 10-Q.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company's operations are not currently subject to market risks for interest rates, foreign currency rates, commodity prices, or other market price risks of a material nature.

PART II—OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

a.	Exhibits
none
b.	Reports on Form 8-K:

Pursuant to Regulation FD, a current report on Form 8-K containing information with respect to a conference call for analysts, institutional investors and the news media with Best Buy Co., Inc. senior management on November 9, 2000 concerning its earnings outlook for the second half of fiscal year 2001 and other matters, was filed on November 13, 2000.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEST BUY CO., INC. (Registrant)
Date: January 5, 2001	By:	/s/ ALLEN U. LENZMEIER Allen U. Lenzmeier Executive Vice President & Chief Financial Officer (principal financial officer)
	By:	/s/ DARREN R. JACKSON Darren R. Jackson Senior Vice President—Finance & Treasurer (principal accounting officer)

QuickLinks

  (Mark One)
BEST BUY CO., INC. FORM 10-Q FOR THE QUARTER ENDED November 25, 2000
INDEX
  PART 1. FINANCIAL INFORMATION
  ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
BEST BUY CO., INC. CONSOLIDATED BALANCE SHEETS ASSETS ($ in 000)
BEST BUY CO., INC. CONSOLIDATED BALANCE SHEETS (Continued) LIABILITIES AND STOCKHOLDERS' EQUITY ($ in 000)
BEST BUY CO., INC. CONSOLIDATED STATEMENTS OF EARNINGS ($ in 000, except per share amounts) (Unaudited)
BEST BUY CO., INC. CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY FOR THE NINE MONTHS ENDED NOVEMBER 25, 2000 ($ in 000) (Unaudited)
BEST BUY CO., INC. CONSOLIDATED STATEMENTS OF CASH FLOWS ($ in 000) (Unaudited)
BEST BUY CO., INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
  Safe Harbor Provisions Under the Private Securities Litigation Reform Act of 1995 (the "1995 Act")
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  PART II—OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:
SIGNATURES