Form 10-K
period 2001-03-03
BEST BUY CO INC
filed 2001-06-01
CIK 764478

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 3, 2001.

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-9595

BEST BUY CO., INC.
(Exact Name of Registrant as Specified in its Charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-0907483 (I.R.S. Employer Identification No.)
7075 Flying Cloud Drive Eden Prairie, Minnesota (Address of principal executive offices)	55344 (Zip Code)

Registrant's telephone number (including area code): 952-947-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, par value $.10 per share	Name of each exchange on which registered New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

   The aggregate market value of voting stock held by non-affiliates of the Registrant on May 4, 2001, was approximately $9.694 billion, based on the closing price of $56.55 per share of Common Stock as reported on the New York Stock Exchange—Composite Index. (Excluded from that figure is the voting stock held by the Registrant's directors and executive officers.) On that date, there were 209,381,800 shares of Common Stock issued and outstanding.

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Registrant's Annual Report to Shareholders for the year ended March 3, 2001 ("Annual Report"), are incorporated by reference into Parts I and II.

   Portions of the Registrant's Proxy Statement dated May 17, 2001, for the regular meeting of shareholders to be held on June 26, 2001 ("Proxy Statement"), are incorporated by reference into Part III.

    Section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended, provide a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their companies. With the exception of historical information, the matters discussed in this Annual Report on Form 10-K are forward-looking statements and may be identified by the use of words such as "believe," "expect," "anticipate," "plan," "estimate," "intend" and "potential." Such statements reflect the current view of the Registrant with respect to future events and are subject to certain risks, uncertainties and assumptions. A variety of factors could cause the Registrant's actual results to differ materially from the anticipated results expressed in such forward-looking statements, including, among other things, general economic conditions, acquisitions and development of new businesses, product availability, sales volumes, profit margins, weather, availability of suitable real estate locations, and the impact of labor markets and new product introductions on the Registrant's overall profitability. Readers should review the Registrant's Current Report on Form 8-K filed on May 16, 2001, that describes additional important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements made in this Annual Report on Form 10-K.

PART I

ITEM 1. BUSINESS

General

    Minneapolis-based Best Buy Co., Inc. (Company or Registrant), is the nation's number one specialty retailer of consumer electronics, home office equipment, entertainment software and appliances. The Company operates retail stores and commercial Web sites under the brand names Best Buy (BestBuy.com), Media Play (MediaPlay.com), On Cue (OnCue.com), Sam Goody (SamGoody.com), Suncoast (Suncoast.com) and Magnolia Hi-Fi (MagnoliaHiFi.com).

    The Company began in 1966 as an audio components retailer, and in the early 1980s, with the introduction of the videocassette recorder, expanded into video products. In 1983, the Company revised its marketing strategy and began using mass-merchandising techniques, which included offering a wider variety of products and operating stores under a "superstore" format. In 1989, the Company dramatically changed its method of retailing by introducing a self-service, noncommissioned, discount-style store format designed to give the customer more control over the purchasing process. The Company determined that an increasing number of customers had become knowledgeable enough to select products without the assistance of a commissioned salesperson and preferred to make purchases in a more convenient and customer-friendly environment.

    In fiscal 1995, the Company developed a larger store format (45,000 and 58,000 square feet) that featured more hands-on and interactive product demonstrations. This concept was based on focus group interviews and other research, which indicated that customers wanted more product information and a larger product selection. In fiscal 1999, the Company introduced a new store format with improved merchandising, signage and customer service. This format, designed to address changing consumer needs, particularly as the consumer electronics industry progressed into new digital products, also reinforced the Company's image as the destination for new technology in a fun, informative and no-pressure shopping environment. In fiscal 2000, the Company introduced a small-market store format that serves communities of generally less than 200,000 people. These 30,000-square-foot stores offer the same product categories as larger stores, but have more flexible floor plans and product assortments tailored to their communities. During fiscal 2001, the Company introduced its latest store format, which features a flexible merchandising architecture, faster checkout and better product adjacencies and is expected to result in a more effective labor model and improved merchandising. Most new Best Buy stores are expected to incorporate the features of this latest store format.

    As of March 3, 2001, the Company operated 419 Best Buy stores in 41 states. The stores average 45,400 square feet and produce average annual sales of nearly $39 million. Best Buy stores collectively had 19.0 million retail square feet, or 68% of the Company's total retail square footage.

    Starting in fiscal 2003, the Company plans to begin international expansion with the first Best Buy stores opening in Canada prior to the calendar 2002 holiday season. The Canadian marketplace is attractive because of the sizeable population, high median incomes, strong annual spending in consumer electronics and limited competition in the Company's business sector. Canadian Best Buy stores will vary in size depending on the needs of the location. It is expected that approximately 60 to 65 Best Buy stores will be opened throughout Canada in the next three to four years.

    The Company acquired Musicland Stores Corporation (Musicland) in the fourth quarter of fiscal 2001 to continue its revenue growth beyond fiscal 2005, when the Company expects to complete its Best Buy store expansion in the United States. Musicland, which is also based in Minneapolis, is one of the largest national retailers of pre-recorded music, videos, books, computer software, video games and other entertainment-related products. The mall-based music and video stores include the Sam Goody and Suncoast brands. In addition, Musicland operates rural On Cue stores and metropolitan, large-format Media Play stores. At fiscal year-end, Musicland operated approximately 1,300 stores in 49 states, the District of Columbia, the Commonwealth of Puerto Rico and the Virgin Islands, with 8.8 million total retail square feet.

    The Musicland acquisition adds more than 300 million additional customer visits per year, as well as access to several consumer market segments typically underserved by Best Buy stores: women, young adults and rural consumers. The Musicland acquisition also significantly increased the Company's market share in sales of pre-recorded music and movies and further positioned the Company to lead the anticipated migration to digital product and connectivity services.

    Sam Goody is a mall-based specialty music retailer offering a broad product selection in a youthful, consumer-friendly shopping environment. Sam Goody stores specialize in music entertainment products, including compact discs, DVD's, videos, audiocassettes, music and movie videos, sheet music, music-inspired apparel, posters and other music-related accessories. The stores are predominantly located in malls and average approximately 4,500 square feet, although they range in size from 1,000 to 30,000 square feet. The larger stores generally are located in more prominent mall or downtown locations and carry a broader inventory of catalog product, including substantial classical and jazz music offerings as well as deep video assortments. In many cases, Sam Goody is the exclusive music retailer in the mall. As of March 3, 2001, the Company operated approximately 630 Sam Goody stores in 48 states, the District of Columbia, the Commonwealth of Puerto Rico and the Virgin Islands. The total retail square footage of these Sam Goody stores was approximately 3.0 million square feet, or 11% of the Company's total retail square footage. The average annual sales per Sam Goody store are approximately $1.2 million.

    Suncoast is a mall-based video retailer, emphasizing a broad product selection and elite customer service in a Hollywood-inspired atmosphere. Suncoast stores average approximately 2,400 square feet and feature newly released and classic movies, special interest videos and episodes from popular TV shows. Complementary products include apparel, posters and other products inspired by new releases, as well as blank videotapes, storage cases and other video-related accessories. Suncoast offers movies in both VHS format and DVD format. At March 3, 2001, there were approximately 400 Suncoast stores in 47 states, the District of Columbia and the Commonwealth of Puerto Rico. The total square footage of Suncoast stores was approximately 1.0 million square feet, or 4% of the Company's total retail square footage. The average annual sales per Suncoast store are approximately $1.0 million.

    On Cue stores are located in small or rural cities, generally with 10,000 to 30,000 people, providing a wide assortment of entertainment products at competitive prices. On Cue stores average approximately 6,000 square feet and offer customers a convenient local store to shop for music, books, videos, computer software, electronics, video games and related products. On Cue customers have access to more than 6,000 music and video titles as well as a comprehensive selection of book titles through a special order program. The in-store boutique, "Jam Central," features a selection of musical instruments including keyboards, guitars, microphones, amplifiers, starter drum sets and sheet music, as well as accessories. As of March 3, 2001, the Company operated approximately 200 On Cue stores in 31 states with total retail square footage of approximately 1.3 million square feet, or 5% of the Company's total retail square footage. The average annual sales per On Cue store are approximately $800,000.

    Media Play is a superstore retailer located in major metropolitan markets offering a large assortment of home entertainment products at competitive prices. The family-oriented Media Play stores are operated primarily in freestanding and strip mall locations in urban and suburban areas. The average store measures approximately 46,000 square feet and carries a broad assortment of movies, music, books, computer software, video games, electronics, computer software, musical instruments and toys. The "M.P. Kids" department houses a play area for children and a wide array of children's movies, books and educational toys. "Game Zone" allows a customer to try out new or used video games and sell or trade their used video games. The "Jam Central" area is similar to that found in On Cue stores. At March 3, 2001, Media Play operated approximately 80 stores in 20 states with total square footage of approximately 3.6 million, or 12% of the Company's total retail square footage. The average annual sales per Media Play store are approximately $7.1 million.

    On Dec. 15, 2000, the Company acquired Magnolia Hi-Fi, Inc. (Magnolia Hi-Fi), a retailer of high-end consumer electronics which was founded in Seattle in 1954. As of March 3, 2001, the company operated 13 stores in Washington, Oregon and California that average 10,200 square feet with average annual sales per store of $8.4 million. Magnolia Hi-Fi stores provide audio and video home theater systems for homes, automobiles and businesses. The stores offer top-of-the-line consumer electronics brands through a commissioned sales force. Magnolia Hi-Fi operates a state-of-the-art design center as well as an in-house repair/installation department.

Business Strategy

    The Company's vision is to be at the intersection of technology and life. The Company's business strategy is to bring technology and consumers together in a retail environment that focuses on educating consumers on the features and benefits of technology and entertainment while maximizing overall profitability. The Company believes that Best Buy stores offer consumers meaningful advantages in store environment, product value, selection and service. An objective of this strategy has been to achieve a significant market share in the markets it serves. The latest Best Buy store format features interactive displays and, for certain product categories, a high level of customer assistance, both designed to enhance the customer's shopping experience.

    As part of the Best Buy stores' overall business strategy, Best Buy:

  •
  Generally offers a retail format similar to a self-service discount store for many products with which consumers are familiar and provides a higher level of customer service and product information for more technically complex and integrated products.

  •
  Offers consumers the ability to subscribe to services such as Internet access, satellite television and wireless communications.

  •
  Provides a selection of brand name products comparable to that of retailers specializing in the Company's principal product categories and seeks to ensure a high level of product availability for customers.

  •
  Works to provide customers with the best product value available in the market area through active comparison shopping programs, daily price changes, lowest-price guarantees and special promotions, including interest-free financing and home delivery.

  •
  Provides a variety of services not offered by certain competitors, including convenient financing programs, product delivery and installation, and post-sale services including repair and warranty services as the well as computer upgrades.

  •
  Locates stores at sites that are easily accessible from major highways and thoroughfares and seeks to create sufficient concentrations of stores in major markets to maximize leverage on fixed costs, such as advertising and operations management.

  •
  Offers an online shopping site, which features in-depth product information, to enhance the customer purchasing experience.

  •
  Controls costs and enhances operating efficiency by centrally managing all buying, merchandising and distribution, and vertically integrating certain support functions such as advertising.

    Best Buy's store format is a key component of its business strategy. The Company believes that because consumers are generally familiar with certain products Best Buy sells and are accustomed to discount shopping formats, they resist efforts to direct their choice of product and appreciate controlling the purchase decision. For products that are relatively easy for consumers to understand and purchase, Best Buy stores employ a self-service, discount-style store format, featuring easy-to-locate product groupings, emphasizing customer choice and product information. These products include entertainment software and less complex consumer electronics products such as VCRs and small televisions. For other, more complex and integrated products such as personal computers, digital and big-screen televisions, home theater, digital phones and digital cameras, Best Buy dedicates specially trained sales assistance. Sales staff in these product categories help customers understand the features and benefits of new technology and can assist customers in the purchase of accessories and registration for service with providers.

    Most Best Buy stores contain a demonstration area for home theater systems, big-screen televisions and audio speakers. These demonstration areas allow customers to experience and compare product performance firsthand. Best Buy believes that these demonstration and display areas further differentiate it from competing retailers and create an advantage over competitors that operate exclusively through catalogs or the Internet. In addition, all Best Buy stores feature a configure-to-order process for personal computers that enables computer buyers to custom-order a computer system from such vendors as Compaq and Hewlett-Packard.

    Best Buy spends approximately 3% of store sales on advertising, including the weekly distribution of approximately 48 million newspaper inserts. The Company is reimbursed by vendors for a substantial portion of advertising expenditures through cooperative advertising arrangements. Best Buy has vertically integrated advertising and promotion capabilities, and operates an in-house advertising agency. This capability permits the rapid response to competitor promotions in a cost-effective manner. In many markets, Best Buy is able to secure and deliver merchandise to stores and to create, produce and run an insert all within a period of less than one week.

    Best Buy's print advertising generally consists of four-color weekly inserts, typically 24 to 32 pages, that emphasize a variety of product categories and feature an extensive name-brand selection with a wide range of price points. In addition, the Company utilizes television advertising to support a national brand image campaign that positions Best Buy stores as the destination for new technology products that enhance customers' time by making it more productive and more fun. The Company believes that building customer brand loyalty is a significant element of its business strategy.

    Product service and repair are important aspects of Best Buy's brand strategy, providing the opportunity to differentiate its stores from the retailers that do not offer such services. Best Buy stores generally offer to service and repair all of the products it sells, with the exception of entertainment software. Best Buy has been designated by substantially all major suppliers as an authorized servicer. In addition, Best Buy makes in-store technical support staff available to assist customers with the custom configuration of personal computers and peripheral products. Best Buy offers home delivery of major appliances and large electronics products. In addition, Best Buy installs car stereos, vehicle security systems and certain major appliances.

    In fiscal 2001, the Company re-launched its commercial Web site, BestBuy.com, which sells products over the Internet in Best Buy's principal product categories except appliances. The Company views the site as part of a fully integrated "clicks-and-mortar" strategy, offering a consistent and synchronized experience across both stores and Internet channels while tapping the unique advantages of each. Consumers can choose to pick-up or return their online purchases at one of the Best Buy stores, and inside Best Buy stores they can use WebStations™ to expand the product assortment available to them. The "clicks-and-mortar" strategy also leverages the Company's existing nationwide Best Buy store network with Best Buy's brand awareness, substantial advertising and promotional activities, warranty and repair capabilities, and supply chain, warehousing and logistics network. While customer-fulfillment through its Web site does not currently represent a significant portion of Best Buy's business, management believes that the development of a comprehensive Internet business represents a significant growth opportunity and that its clicks-and-mortar strategy gives the Company a competitive advantage over Internet retailers. In addition, the Company believes that the product information provided to consumers on the BestBuy.com Web site has the ability to increase overall in-store traffic.

    The Company recognized that forming strategic alliances with service providers would be an integral component of its strategy to provide full service to consumers and increase profitability. In March 2000, the Company announced a strategic alliance with Microsoft Corporation (Microsoft) that encompassed significant co-marketing activities between the Microsoft Network of Internet Services (MSN™), BestBuy.com and Best Buy's retail stores via direct marketing and advertising inserts, among other things. Microsoft is providing technology support to Best Buy and BestBuy.com and supported BestBuy.com with prominent placement across Microsoft properties such as MSNBC, MSN, Hotmail, Expedia and Carpoint. In exchange for its role in generating new subscribers for MSN, the Company shares in the profits derived from those subscribers. In connection with the alliance, Microsoft purchased approximately 3.9 million shares of the Company's common stock for $200 million.

    The acquisitions of Musicland and Magnolia Hi-Fi give the Company access to new distribution channels, new customers and the ability to leverage Best Buy core competencies to their operations. Additional benefits are expected to accrue from the cross merchandising of products and information sharing across distribution channels. The post-acquisition strategy includes increasing productivity and re-positioning Musicland stores to an improved new concept, including an infusion of new digital products that are expected to appeal to the Sam Goody customer. Initial initiatives include post-merger integration and the remerchandising of Sam Goody stores.

    Musicland's business strategy is to offer a broad assortment of entertainment software, including both new releases and catalog products, in an exciting store format. The Sam Goody, Media Play, On Cue and Suncoast brands target specific consumer segments. A key part of the strategy is customer loyalty, which Musicland helps build through customer newsletters, targeted direct mail campaigns, special events and promotional offers.

    Musicland's major suppliers offer cooperative advertising support and provide funds for the placement and position of product. The marketing programs are designed to build each store's brand image, encourage first-time visits and reinforce store loyalty among existing customers through a wide variety of traffic-driving special events and promotions. Marketing and advertising partnerships have been developed with vendors and nationally recognized corporations for cross promotions, events and sweepstakes that management believes are attractive to shoppers. For the sixth consecutive year, Musicland has run a nationally promoted band competition, "Bandemonium," which appeals to its target customers. In addition to the Sam Goody stores, sponsors of the Bandemonium event in fiscal 2001 included Pepsi, Gibson, Rayovac, Dentyne, Twentieth Century Fox and Sony Accessories.

    More than a million customers are members of Musicland's Replay program, a frequent shopper program designed to promote customer loyalty and encourage repeat visits through special offers and targeted marketing. Request, a cutting-edge music and video entertainment news magazine for Replay members, is also available in Sam Goody, Media Play, Suncoast and On Cue stores and also at limited magazine stands. The magazine has a pass-along readership estimated in the millions. The Request Web site, requestmagazine.com, offers an online version of the magazine, featuring music, DVD and game reviews as well as select content and interactive features for readers.

    The Company has begun testing new products at selected Sam Goody stores. The new products focus on devices that play music and movies as well as gaming hardware and software. The Company views these products as a natural extension for Sam Goody stores, which currently sell primarily music and movies. The Company expects to complete testing of the new products and to expand the product offerings to additional Sam Goody stores during fiscal 2002. The Company anticipates that these new products will drive traffic and generate incremental sales.

    Magnolia Hi-Fi's strategy is to provide superior customer service in the store, during installation and following installation. The stores are spacious, pleasant environments that allow a customer to experience the home theater product, including various scenarios for the audio and video components, prior to purchase. In addition, a design center located in Seattle is viewed by architects, builders, designers and homeowners as a resource for integrating audio and video in the home and business, which the Company believes is a competitive advantage.

Product Selection and Merchandising

Best Buy

    Best Buy stores offer customers a broad selection of name-brand models consisting of approximately 6,000 products, exclusive of entertainment software titles and accessories, in four principal product categories. In addition, they offer a selection of accessories supporting those principal product categories.

    The home office category, Best Buy's largest category, includes desktop and notebook computers and related peripheral equipment, telephones, digital communication devices, personal digital assistants, answering machines and calculators. Desktop computer sales have slowed as the percentage of households owning computers has risen. Revenue growth in this category is expected to be driven by increased demand for products providing mobile access to people and information along with the related sale of connectivity services. The Company signed up 1.3 million new ISP subscriptions in fiscal 2001 and plans to continue to be a leader in the sale of connectivity services. As of the fourth quarter of fiscal 2001, approximately 35% of the sales in this category were derived from sales of personal computers including desktops, notebooks and configure-to-order computers. The retail market for personal computers can be promotional and competitive, with competition primarily from retail stores and factory-to-customer direct channels of distribution. Operating results can be affected by significant changes in promotional activity, consumer demand, availability of personal computers and the timing of computer model transitions. The timing of significant new software releases also can impact sales of personal computers. The Company believes it is well positioned to withstand competition in the retail market for personal computer products, traditionally low margin items, due to its experience in the market and its significantly improved ability to manage inventories in this category. The Company also believes that Best Buy's broad product lines, including those that generate higher gross profit margins, and its relatively low cost structure contribute to the Company's ability to compete in this category. In addition, the Company believes that the related services Best Buy offers, such as knowledgeable salespeople, in-store computer configuration, maintenance and upgrades, are distinct advantages compared to Internet, discount and factory direct computer retailers. Changing technology and hardware requirements necessary to support new software, including online services, are expected to continue to be primary factors in the growth in sales of personal computers and related products in the future. Personal computer unit sales growth has been driven by technology improvements, the increasing popularity of the Internet and declining retail selling prices. In fiscal 2000 and 2001, Internet service provider rebate offers to new subscribers on the purchase of their personal computers further stimulated computer sales. While the sales of personal computer hardware generate relatively low gross profit margins, Best Buy's selling strategies have enabled the Company to generate higher total transaction profit margins through the sale of accessories and services that complete a home computer system. Best Buy's list of home office brand names includes leading vendors such as AT&T, Belkin, Canon, Cingular, Compaq, Emachine, Epson, Handspring, Hewlett-Packard, Kodak, Lexmark, Motorola, Microsoft Service Network (MSN), Nokia, Olympus, Palm, Panasonic, Sony, Sprint, Toshiba and VoiceStream.

    Best Buy's second-largest, but fastest-growing, product category is consumer electronics, consisting of video and audio equipment. The growth is driven by the continued expansion of digital technology products. Digital technology products improve the consumers' audio and video experience and enable them to connect and interact at home, work or on the road. Video products include home theater systems, television sets, DVD players, VCRs, camcorders, cameras and digital broadcast satellite systems (DBS). Audio products include audio components, audio systems, shelf systems, portable audio equipment, car stereos and other electronics. Best Buy continues to expand its product selection of consumer electronics by offering higher-end products and components that have greater appeal to audio and video enthusiasts. In recent years, the introduction of digital televisions, DVD players, digital cameras, digital camcorders and DBS systems continues the migration of the consumer electronics category into digital technology. The replacement of existing analog technology with digital products represents a significant sales growth opportunity for the Company; although as prices drop, quantities increase and new technology becomes more affordable, the transition could impact sales of current products. To date, however, increasingly affordable digital consumer electronics products have contributed to sales growth. Continued technology advancements are expected to result in the development and availability of new, more sophisticated digital products, continuing to fuel growth in this category. Best Buy sells consumer electronics with brand names such as Aiwa, Bose, Canon, DIRECTV, Funai, JBL, JVC, KLH, Minolta, Nikon, Panasonic, Philips, Pioneer, RCA, Rockford Fosgate, Samsung, Sanyo, Sharp, Sony, Technics, Toshiba, WebTV and Yamaha.

    Best Buy's entertainment software category includes compact discs, DVD and VHS movies, computer software, and video game hardware and software. Best Buy is one of the few large consumer electronics retailers that sells a broad selection of entertainment software. Best Buy customizes a portion of the entertainment software assortment for particular stores based upon the demographics of the market. Video game hardware, video game software and computer software sales are also impacted by the development of new technology. The addition of new video game hardware and software from Microsoft and Nintendo Company, Ltd. combined with the popularity to date of the Sony Playstations are expected to positively impact sales in this category.

    Best Buy's appliance category includes microwave ovens, dishwashers, refrigerators, freezers, ranges, washing machines, clothes dryers, air conditioners and vacuum cleaners. This category includes brand names such as Amana, Bisell, Braun, Cuisinart, Eureka, Fantom Technologies, Frigidaire, General Electric, Hoover, Kitchenaid, Krups, Maytag, Panasonic, Royal Appliance, Sharp, Sunbeam and Whirlpool. Sales in this category are impacted by new housing activity. An increase in large home improvement retailers and other large retailers selling major appliances makes this category highly competitive and promotional, despite the exit of a major competitor from the appliance category in fiscal 2001. While the appliance category represents less than 10% of total Company sales, the Company believes that it can grow its market share in this category. In addition to increasing its market share, the Company plans to work closely with suppliers to improve the overall profitability of the category. Historically, the high costs associated with the logistics, repair and installation of major appliances have put pressure on the category's financial performance.

    Best Buy's "other" category includes sales of Performance Service Plans (PSPs), furniture and other miscellaneous products such as batteries, business cases and blank audio and videotapes and compact disks. Best Buy sells PSPs on behalf of an unrelated third party. These contracts cover product repair and/or replacement for a specified period of time following the purchase of a product, extending and enhancing the manufacturer's warranty. PSP sales comprised 3.9% of Best Buy revenues in fiscal 2001 and are impacted by changes in unit volume of personal computers, appliances and other products.

    The following table shows the percentage of Best Buy store sales from each of Best Buy's principal product lines for each of the last three years.*

	Fiscal Years Ended
	March 3, 2001	February 26, 2000	February 27, 1999
Home Office	34%	35%	36%
Consumer Electronics:
Video	22	19	18
Audio	11	11	11
Entertainment Software	19	19	20
Appliances	7	8	8
Other	7	8	7

Total	100%	100%	100%

*
Prior year percentages have been adjusted to reflect current year categorization of products. The primary change, made in fiscal 2001, was to reclassify cameras and photographic equipment from the "Other" category to Consumer Electronics—Video.

Musicland

    Sam Goody stores primarily sell pre-recorded music and movies. Sam Goody's typical customer is in their 20s and tends to buy on impulse. The Company expects to add to the Sam Goody product mix devices that play music and movies, as well as gaming hardware and software, a natural extension of the current product lines. On Cue stores offer major-market selections of music, videos and books. The Company also expects to add consumer electronics and other fast-growing products to the On Cue mix. Suncoast stores offer popular video entertainment software in VHS format and the increasingly popular DVD format. Media Play stores offer a wide assortment of movies, music, books, video games, electronics, computer software, musical instruments and novelty items.

    Sam Goody stores typically carry 6,000 to 10,000 compact disc titles, depending upon store size and location. On Cue and Media Play stores carry up to 9,000 and 40,000 compact disc titles, respectively. These titles include "hits," which are the best selling newer releases, and "catalog" items, which are older but still popular titles that customers purchase to build their music collections. Most of the Musicland stores also carry DVD and VHS movies. Suncoast and Media Play stores carry up to 12,000 and 15,000 movie titles, respectively. Computer software and video games are available primarily in Media Play and On Cue stores.

Magnolia Hi-Fi

    Magnolia Hi-Fi carries high-end brand products for the home and car with an emphasis on high-quality digital products. Brands carried include Alpine, Bose, Boston Acoustics, Definitive Technology, Denon, Kenwood, Klipsch, Krell, Martin-Logan, McIntosh, Mitsubishi, Panasonic, Sonus-Faber and Sony.

Store Locations and Expansion

    Best Buy, Musicland and Magnolia Hi-Fi store locations by state can be found on page 58 of the Annual Report, contained in Exhibit 13.1 to this report.

Best Buy

    The Company opened 62 Best Buy stores in fiscal 2001, including entries into the new markets of the New York City Area and Norfolk, Va. The Company expects to open approximately 60 Best Buy stores in fiscal 2002, including approximately 20 small-market format stores. The Company also plans to remodel or relocate approximately six Best Buy stores to larger facilities. The Company expects to open approximately 60 Best Buy stores per year through fiscal 2005, at which time the Company expects to have completed its Best Buy store expansion in the United States.

    Best Buy's expansion strategy generally has been to enter major metropolitan areas with the simultaneous opening of several stores and then to expand into contiguous non-metropolitan markets. In fiscal 2001, the Company continued to broaden its existing strategy and opened 11 small-market Best Buy stores bringing the total small-market format to 20 stores. As of March 3, 2001, approximately 75% of Best Buy stores were in the 50 largest metropolitan markets.

    The entry into a new market is preceded by a market analysis, including a review of competitors, demographics and economic data. The store location strategy enables Best Buy to increase the effectiveness of advertising expenditures and to create a high level of consumer awareness. In addition, the clustering of stores allows Best Buy to maintain more effective management control and utilize distribution facilities more efficiently. Currently, Best Buy stores cover approximately 70% of the United States population and serve 47 of the 50 largest metropolitan markets.

    When entering a major metropolitan market, Best Buy usually establishes a district office, service center and major appliance warehouse. New stores require working capital of approximately $4 million for merchandise inventory (net of vendor financing), leasehold improvements, fixtures and equipment. Pre-opening costs of approximately $550,000 per store, excluding advertising costs associated with the grand opening of a store, are incurred through hiring, relocating and training new employees, and in merchandising the store. These costs are expensed as incurred.

Musicland

    While the Company has not yet made a decision on the ultimate expansion strategy for the Musicland brands, it does not expect to open or close a significant number of Musicland stores in fiscal 2002. The Company's initial strategy will focus on remerchandising and expanding the sales base of Sam Goody stores.

Magnolia Hi-Fi

    The Company plans to grow the Magnolia Hi-Fi chain, beginning with several new stores in the San Francisco Bay area in fiscal 2002. The Company plans to manage the growth of this chain carefully to ensure that Magnolia Hi-Fi's entrepreneurial and quality-focused culture remains intact. Magnolia carries high-end products that have minimal overlap with Best Buy.

Suppliers, Purchasing and Distribution

    Best Buy's marketing strategy depends, in part, upon the ability to offer customers a broad selection of name-brand products and is, therefore, dependent upon satisfactory and stable supplier relationships. In fiscal 2001, Best Buy's 20 largest suppliers accounted for over half of the merchandise Best Buy purchased, with five suppliers—Compaq, Hewlett-Packard, Panasonic, Sony and Toshiba—representing approximately 33% of total purchases for Best Buy stores. The loss of or disruption in supply, including disruptions in supply due to manufacturers' product quality or component parts availability issues, from any one of these major suppliers could have a material adverse effect on Best Buy sales. Higher than expected demand also places a strain on certain suppliers at times, resulting in suppliers limiting or temporarily discontinuing their supply of products to retailers, including Best Buy. For instance, when new products are introduced, manufacturers are at times unable to supply sufficient quantities to meet the high demand. Best Buy generally does not have long-term written contracts with its major suppliers and does not have any indication that any current suppliers will discontinue selling merchandise to them. The Company has not experienced significant difficulty in maintaining satisfactory sources of supply, and management generally expects that adequate sources of supply will continue to exist for the types of merchandise sold in the stores.

    Best Buy's centralized marketing staff purchases substantially all store merchandise. The buying staff is responsible for product assortment, promotion planning and product pricing. An inventory management staff is responsible for overall product acquisition and inventory management, including allocations and replenishment of store inventory. Except for certain entertainment software, there are generally no agreements with suppliers for the return of unsold inventory. Merchandise remaining at the time of new product introduction is generally sold on a close-out basis and may be subject to a reduction in selling price to levels at or below cost.

    Best Buy has made product availability to consumers a high priority. Accordingly, the Company is increasing its investments in systems to assure that in-stock positions at Best Buy's stores are among the highest in the industry. Best Buy uses an automatic replenishment system for restocking store inventories based on inventory levels, historical and projected sales trends, promotions and seasonality. Best Buy uses an extensive merchandise planning and daily inventory monitoring system to manage inventory and increase inventory turns.

    In fiscal 2001, the Company completed a new 700,000 square-foot distribution center in Dublin, Ga. Through the acquisition of Musicland, the Company also added a 715,000 square-foot distribution center in Franklin, Ind. The Company uses third-party distributors for fulfillment of a portion of the merchandise sold via the Company's Internet sites. The majority of Best Buy's merchandise, except for major appliances, is shipped directly from manufacturers to a distribution center. In addition, Best Buy operates a dedicated distribution center for entertainment software in Minnesota. Major appliances are shipped to satellite warehouses in each major market. In order to meet release dates for selected entertainment software titles and certain computer products, and to improve inventory management, certain merchandise is shipped directly to the stores from manufacturers and distributors. However, Best Buy is dependent upon the distribution centers for inventory storage and shipment of most merchandise to its stores. Management believes that distribution centers can most effectively service Best Buy stores within a 600- to 700-mile radius and that its current distribution centers, including the new center mentioned above, will accommodate expansion plans for the next several years. The Company plans to continue investing in new systems to reduce labor costs and improve accuracy in filling orders.

    Musicland purchases inventory for its stores directly from approximately 1,100 suppliers, exclusive of consignment arrangements. More than 60% of all purchases, net of returns, are made from Musicland's 10 largest suppliers. Musicland does not have any long-term contracts with its suppliers and transacts business principally on an order-by-order basis as is typical throughout the industry. The majority of Musicland's inventory is shipped directly to its Fanklin, Ind. distribution center. Similar to Best Buy, Musicland uses an automatic replenishment system for restocking store inventories. E-commerce product orders are also fulfilled at the Franklin distribution center.

Management Information Systems

    The Company's management information systems provide daily information on the Company's sales, gross margins, and inventory levels by store and by stockkeeping unit. These systems allow management to compare current performance against historical performance and the current year's budget. At the end of each day, the Company compiles sales information using point-of-sale bar code scanning. The Company uses Electronic Data Interchange (EDI) with selected suppliers for the more efficient transmittal of purchase orders, shipping notices and invoices. Management believes that the systems the Company has developed have the ability to continue to improve customer service, operational efficiency and management's ability to monitor critical performance indicators. The Company continuously assesses its information systems needs to increase efficiency, improve decision-making and support growth. A major component of the systems development plan for fiscal 2002 includes replacement of the Company's supply chain, financial and human resource systems. The Company is aware of the inherent risks associated with the replacement of these core systems and believes it is taking appropriate action to reduce these risks. The Company expects to implement the replacement systems in a phased approach through fiscal 2003. Additional systems initiatives for fiscal 2002 include improvements in store systems, support for development of systems to support the retail store and e-commerce integration initiatives and continued support for the e-commerce business.

Store Operations

    The Company has developed a standardized and detailed system for operating Best Buy stores called Standard Operating Platform (SOP). The system includes procedures for inventory management, transaction processing, customer relations, store administration, product sales and merchandise display. Best Buy store operations are organized into three divisions. Each division is divided into regions and is under the supervision of a senior vice president who oversees store performance through regional managers, each of whom has responsibility for a number of districts within the region. District managers monitor store operations closely and meet regularly with store managers to discuss SOP, merchandising, new product introductions, sales promotions, customer loyalty programs, employee satisfaction surveys and store operating performance. Similar meetings are conducted at the corporate level with divisional and regional management. A senior vice president of retail operations has overall responsibility for retail store processing and operations including labor management. Each district also has a loss prevention manager, with product security personnel employed at each store to control inventory shrinkage. Best Buy controls advertising, pricing and inventory policies at corporate headquarters.

    Best Buy stores are open seven days and six evenings a week. A store is typically staffed by one manager, four or five assistant managers and an average staff ranging from 65 to 150 people, depending on store size. Approximately 60% of a Best Buy store's staff, which includes product specialists and a support staff of cashiers and customer service and stock handling employees, is employed on a part-time basis. Best Buy store managers are paid a salary and have the opportunity to earn bonuses if their stores exceed sales and gross margin goals, meet certain budget criteria in controlling expenses and achieve certain administrative targets.

    The Best Buy employee development department provides managers with a variety of tools to teach employees the core skills they need to meet their performance objectives. In the stores, Sales, Inventory, Operations and Merchandising managers undergo comprehensive training in their specialty areas, which include store operations, selling, managerial, training and communications skills. The retail selling and sales support teams receive a thorough orientation to the industry and Best Buy business objectives. Sales personnel are trained to ask specific questions of customers to determine their needs and to present products, accessories and services that meet those expressed needs. Stores hold quarterly team meetings to review store performance, focus, and changes and modifications in operating procedures. Best Buy also conducts specialized product training at these quarterly meetings. Best Buy staffs store management positions with both personnel promoted from within the stores and those recruited from outside of Best Buy. In connection with expansion into new markets, Best Buy recruits local management personnel who have valuable knowledge about the new market. The store management development program is designed to help support the increased rate of store growth by developing and integrating new managers who have generally completed a year of training prior to assuming full management responsibility. Continued investments in new technology support the Company's ongoing efforts to improve performance.

    Musicland stores are operated independently from Best Buy stores. Sam Goody, Suncoast and On Cue stores are typically managed by a store manager and an assistant manager. Media Play stores are typically managed by a general manager, an assistant general manager and three to five department managers. Most Musicland stores are open from 65 to 80 hours per week, seven days a week depending on mall hours. Store staffing levels fluctuate with the size of the store and anticipated sales volume.

    Magnolia Hi-Fi stores are also operated independently from Best Buy stores. These stores are typically managed by a store manager, an audio/video sales manager and a mobile electronics sales manager and one or more warehouse/receiving staff. Most Magnolia Hi-Fi stores are open approximately 70 to 75 hours a week, seven days a week. Depending on an individual store's volume, store staffing includes and additional 12 to 28 sales personnel and 2 to 10 mobile electronic installers.

Credit Policy

    Approximately one-third of Best Buy customer purchases are paid for by cash or check, with the remainder paid for by major credit cards or the Best Buy private-label credit card. Best Buy uses special financing offers to stimulate sales. Generally, these financing offers allow customers to purchase certain products with repayment terms typically ranging from 90 days to 18 months without a finance charge. The longer financing offers, generally those beyond six months, typically require minimum monthly payments to avoid the finance charge. The special financing offers are provided only to customers who qualify for Best Buy's private-label credit card. The private-label credit card allows these customers to obtain financing on purchases of merchandise at Best Buy stores through arrangements the Company has made with unaffiliated third-party institutions that have consumer credit programs. Best Buy is generally able to qualify a new customer for credit on the spot, typically in less than five minutes. Best Buy sells receivables from private-label credit card sales, without recourse, to unaffiliated third-party institutions. Best Buy receives payment from these institutions within three days following the sale. Sam Goody, Suncoast, On Cue and Media Play stores accept cash, checks and most major credit cards with approximately 60% of customer transactions paid in cash or check. Magnolia Hi-Fi stores also accept cash, checks and most major credit cards with approximately 22% of customer transactions paid in cash or check.

Competition

    The Company's industry is highly competitive. Alternative channels of distribution such as the Internet and factory direct shopping services are expanding, and mass merchandisers continue to increase their assortment of consumer electronics products—primarily those that are less complex to sell, install and operate. Consumers are increasingly downloading entertainment and computer software directly via the Internet. Additionally, while many retail stores have exited the market, new competition is emerging as evidenced by the entrance of large home improvement retailers into the major appliance market. The Company believes that its e-commerce initiatives, coupled with product knowledge, brand imaging, expertise and the services capabilities of the retail stores, will effectively position the Company to meet the increased competition from e-commerce and mail-order retailers as well as mass merchandisers.

    More effective advertising, a more customer-focused product assortment, improved product in-stock levels and better customer service have contributed to Best Buy market share gains over the past year. The Company believes that Best Buy's store formats and brand positioning distinguishes Best Buy from most competitors by positioning the stores as the destination for new technology and entertainment products in a fun, informative and no-pressure shopping environment. Best Buy competes by aggressively advertising and emphasizing a broad product assortment, value pricing, financing alternatives and service.

    The Company currently competes nationally against consumer electronics retailers such as Circuit City and RadioShack; computer superstores such as CompUSA; home office retailers such as Office Depot, Office Max and Staples; mass merchants such as Sears, Wal-Mart and Target; home improvement superstores such as Home Depot and Lowes; entertainment software superstores owned by Tower Records; boutiques such as Tweeter Home Entertainment Group and Ultimate Electronics; and a growing number of direct-to-consumer alternatives. The Company also competes against independent dealers, regional chain discount stores, wholesale clubs, mail-order and Internet retailers, video rental stores and other specialty retail stores.

Employees

    As of March 3, 2001, the Company had approximately 75,000 employees, of whom approximately 42,000 were part-time or seasonal employees. There are currently no collective bargaining agreements covering any of the Company's employees except that unions represent hourly employees at fourteen Musicland stores. The Company has not experienced a strike or work stoppage, and management believes that its employee relations are good.

ITEM 2. PROPERTIES

    Best Buy, Musicland and Magnolia Hi-Fi store locations by state can be found on page 58 of the Annual Report, contained in Exhibit 13.1 to this report.

    At March 3, 2001, the Company operated 419 Best Buy stores in 41 states totaling approximately 19.0 million retail square feet. The Company also operated approximately 1,300 Musicland stores. Essentially all Musicland stores are located in the United States with a total retail square footage of approximately 8.8 million. Musicland stores are primarily in malls and rural locations. The thirteen Magnolia Hi-Fi stores, totaling approximately 100,000 square feet, are located in Washington, Oregon and California.

    Best Buy stores are serviced by the following major distribution centers:

Location	Square Footage	Owned or Leased
Findlay, Ohio	808,000	Leased
Staunton, Va.	725,000	Leased
Dublin, Ga.	700,000	Owned
Dinuba, Calif.	641,000	Owned
Ardmore, Okla.	440,000	Leased
Bloomington, Minn.	425,000	Leased
Edina, Minn. (entertainment software)	245,000	Leased

    Best Buy also leases space in 20 satellite warehouses in major metropolitan markets for home delivery of major appliances and large-screen televisions. The Company utilizes approximately 2.5 million square feet in these warehouses.

    Musicland owns a 715,000 square-foot distribution facility in Franklin, Ind., and also has 105,000 square feet of storage space in a leased building in Indianapolis, Ind. Additional office, warehouse and storage space totaling approximately 160,000 square feet is leased in Minneapolis, Minn.

    Essentially all retail and most distribution facilities are leased. Terms of the lease agreements generally range from three to 16 years for Best Buy stores, three to 20 years for Musicland stores, and five to 20 years for Magnolia Hi-Fi stores. Most of the leases contain renewal options and escalation clauses. Leases for the majority of Musicland stores and several Best Buy stores include percentage rent provisions.

    The Company's principal corporate offices are in two owned facilities aggregating 540,000 square feet in Eden Prairie, Minn. In addition to owning these two facilities, the Company leases another 550,000 square feet of office space in close proximity to its main corporate office facility. In fiscal 2002, the Company plans to begin construction on a new corporate campus in Richfield, Minn. The new corporate facility, which will replace existing owned and leased corporate office facilities, is expected to be completed in fiscal 2003.

    Musicland's corporate offices are located in a 94,000 square-foot owned facility in Minnetonka, Minn. Magnolia Hi-Fi's offices are located in a 66,000 square-foot leased facility in Kent, Wash.

ITEM 3. LEGAL PROCEEDINGS

    The Company is involved in various legal proceedings arising during the normal course of conducting business. The resolution of those proceedings is not expected to have a material impact on the Company's results of operations and financial condition.

The Executive Officers of the Registrant are as follows:

Name	Age	Position With the Company	Years With the Company
Richard M. Schulze	60	Chairman, Chief Executive Officer and Director	35
Bradbury H. Anderson	51	Vice Chairman, President, Chief Operating Officer and Director	28
Allen U. Lenzmeier	58	President – Best Buy Retail Stores and Director	17
Wade R. Fenn	42	President – Entertainment and Strategic Business Development	20
Kevin P. Freeland	43	President, Musicland Stores Corporation	6
Marc D. Gordon	40	Executive Vice President and Chief Information Officer	3
Darren R. Jackson	36	Senior Vice President – Finance, Treasurer and Chief Financial Officer	1
Michael P. Keskey	46	Executive Vice President – Retail Sales	13
Michael London	52	Executive Vice President and General Merchandise Manager	5
George Z. Lopuch	51	Executive Vice President – Strategic Planning	4
Philip J. Schoonover	42	Executive Vice President – Digital Technology Services	7
John C. Walden	41	President, BestBuy.com, Inc.	2

    Richard M. Schulze is a founder of the Company. He has served as an officer and director of the Company from its inception in 1966 and currently serves as its Chairman and Chief Executive Officer.

    Bradbury H. Anderson, who was promoted to Vice Chairman in Feb. 2001, has been the Company's President and Chief Operating Officer since 1991. He has been employed in various other capacities with the Company since 1973, including sales manager, store manager and retail salesperson. Mr. Anderson has been a director of the Company since 1986.

    Allen U. Lenzmeier was promoted to President – Best Buy Retail Stores in Feb. 2001. He was Executive Vice President and Chief Financial Officer from 1991 until 2001, after having served as Senior Vice President – Finance and Operations and Treasurer of the Company from 1986. Mr. Lenzmeier joined the Company in 1984 as Vice President – Finance and Operations and Treasurer.

    Wade R. Fenn was promoted to President – Entertainment and Strategic Business Development in Feb. 2001 after having served as Executive Vice President – Marketing since 1995. Mr. Fenn joined the

Company as a sales person in 1980 and served in various operating roles, including Senior Vice President – Retail, Vice President – Sales, district manager and store manager.

    Kevin P. Freeland was named President of Musicland in Feb. 2001. He has served as Senior Vice President – Inventory Management of the Company since 1997. Mr. Freeland joined the Company as Vice President – Inventory Management in 1995. Prior to joining Best Buy, Mr. Freeland spent more than eight years with Payless Shoe Source, where he held various positions in merchandise management, most recently as vice president of merchandise distribution.

    Marc D. Gordon was named Executive Vice President and Chief Information Officer in Feb. 2001. He is responsible for information systems, logistics and the legal department. Marc Gordon joined the Company in 1998 and has served as Senior Vice President – Information Systems and Chief Information Officer. Prior to that, Mr. Gordon had experience in the retail information systems area, most recently for West Marine Products, a West Coast-based specialty retailer/wholesaler of marine products. Other positions have included senior manager with Accenture, principal with a Boston management consulting firm and vice president of information systems with Timberland Company.

    Darren R. Jackson joined the Company in Sept. 2000 as Senior Vice President – Finance and Treasurer and was promoted to Chief Financial Officer in February 2001. Prior to that, he served as chief financial officer of the Full-line Store Division at Nordstrom, Inc. and as chief financial officer of Carson Pirie Scott & Co. Inc. A certified public accountant, he has 12 years of experience in the retailing industry.

    Michael P. Keskey was promoted to Executive Vice President of Retail Sales in Feb. 2001 after having served as Senior Vice President – Sales since 1997. Earlier, he had been Vice President – Sales since 1996. Mr. Keskey joined the Company in 1988 and has held positions as a regional manager, district manager and store manager.

    Michael London was promoted to Executive Vice President and General Merchandise Manager in Feb. 2001. Prior to that, he served as Senior Vice President – General Merchandise. Mr. London joined the Company in 1996 as Vice President – General Merchandise. Prior to joining the Company, Mr. London was a senior vice president of NordicTrack, a division of the CML Group, Inc., and executive vice president for Central Tractor Farm & Country.

    George Z. Lopuch was named Executive Vice President – Strategic Planning in Feb. 2001. Mr. Lopuch joined the Company in 1998 as Senior Vice President – Corporate Strategic Planning. Prior to that, Mr. Lopuch was a senior vice president of corporate strategic planning and research at SuperValu, Inc.

    Philip J. Schoonover was promoted to Executive Vice President of Digital Technology Solutions in Feb. 2001 after having served for five years as Senior Vice President – Merchandising. Prior to joining the Company in 1995, Mr. Schoonover was an executive vice president for TOPS Appliance City.

    John C. Walden, President of BestBuy.com, Inc., joined the Company in 1999 as Senior Vice President – E-Commerce. Prior to joining the Company, he served as chief operating officer of Peapod, Inc., an Internet retailer of groceries. Mr. Walden has also held executive positions with Ameritech Corporation and Storage Technology Corporation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The information set forth under the caption "Common Stock Prices" on page 35 of the Annual Report is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

    The information set forth under the caption "10-Year Financial Highlights" on pages 20 and 21 of the Annual Report for the years 1997 through 2001 is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

    The information given under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 22 through 35 of the Annual Report is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company's operations are not currently subject to material market risks for interest rates, foreign currency rates, commodity prices or other market price risks.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements required by this Item, listed below, are contained in the Annual Report on the pages indicated below, and are expressly incorporated herein by this reference.

Page No.
Consolidated balance sheets as of March 3, 2001, and Feb. 26, 2000	36-37
For the fiscal years ended March 3, 2001; Feb. 26, 2000; and Feb. 27, 1999
Consolidated statements of earnings	38
Consolidated statements of cash flows	39
Consolidated statements of changes in shareholders' equity	40
Notes to consolidated financial statements	41-56
Independent auditor's report	57

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information provided under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Nominees and Directors" on pages 6 through 13 of the Proxy Statement is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

    The information set forth under the caption "Executive Compensation" on pages 15 through 24 of the Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information provided under the caption "Security Ownership of Certain Beneficial Owners and Management" on pages 6 through 10 of the Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information found under the captions "Nominees and Directors" and "Certain Transactions" on pages 11 through 14 of the Proxy Statement is incorporated herein by reference.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)
The following documents are filed as part of this report:

1.
Financial Statements:

    All financial statements as set forth under Item 8 of this Report.

  2.
  Financial Statement Schedules:

    No schedules have been included either because they are not applicable or because the information is included elsewhere in this Report.

  3.
  Exhibits:

Number	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation, as amended	(3)
3.2	Amended and Restated By-Laws, as amended	(1,2,4,5,6)
4.1	Credit Agreement with U.S. Bank National Association dated Aug. 9, 1999	(8)
10.1	1987 Employee Non-Qualified Stock Option Plan, as amended	(10)
10.2	1987 Directors' Non-Qualified Stock Option Plan, as amended	(11)
10.3	1994 Full-Time Employee Non-Qualified Stock Option Plan, as amended	(11)
10.4	1997 Employee Non-Qualified Stock Option Plan, as amended	(9)
10.5	1997 Directors' Non-Qualified Stock Option Plan, as amended	(12)
10.6	Best Buy Co., Inc. Deferred Compensation Plan, as amended	(15)
10.7	Resolutions of the Board of Directors adopting the EVA® Incentive Program for senior officers	(7)
10.8	2000 Restricted Stock Award Plan	(13)
10.9	The Assumed Musicland 1988 Stock Option Plan of Best Buy Co., Inc.	(14)
10.10	The Assumed Musicland 1992 Stock Option Plan of Best Buy Co., Inc.	(14)
10.11	The Assumed Musicland 1994 Stock Option Plan of Best Buy Co., Inc.	(14)
10.12	The Assumed Musicland 1998 Stock Incentive Plan of Best Buy Co., Inc.	(14)
13.1	2001 Annual Report to Shareholders	(1)
21.1	Subsidiaries of the Registrant	(1)
23.1	Consent of Ernst & Young LLP	(1)

(1)
Document is filed herewith.

(2)
Exhibit so marked was filed with the Securities and Exchange Commission (SEC) on May 23, 1995, as an exhibit to the Form 10-K of Best Buy Co., Inc., and is incorporated herein by reference and made a part hereof.

(3)
Exhibit so marked was filed with the SEC on May 20, 1994, as an exhibit to the Form 10-K of Best Buy Co., Inc., and is incorporated herein by reference and made a part hereof.

(4)
Exhibit so marked was filed with the SEC on Nov. 12, 1991, as an exhibit to the Registration Statement on Form S-3 (Registration No. 33-43065) of Best Buy Co., Inc., and is incorporated herein by reference and made a part of hereof.

(5)
Exhibit so marked was filed with the SEC on Jan. 13, 1992, as an exhibit to Form 10-Q of Best Buy Co., Inc., and is incorporated herein by reference and made a part hereof.

(6)
Exhibit so marked was filed with the SEC on May 28, 1997, as an exhibit to the Form 10-K of Best Buy Co., Inc., and is incorporated herein by reference and made a part hereof.

(7)
Exhibit so marked was filed with the SEC on April 29, 1999, as an exhibit to the preliminary Proxy Statement of Best Buy Co., Inc., and is incorporated herein by reference and made a part hereof.

(8)
Exhibit so marked was filed with the SEC on Oct. 12, 1999, as an exhibit to Form 10-Q of Best Buy Co., Inc., and is incorporated herein by reference and made a part hereof.

(9)
Exhibit so marked was filed on Aug. 20, 1998, as an exhibit to the Registration Statement on Form S-8 (Registration No. 333-61897) of Best Buy Co., Inc., and is incorporated herein by reference and made a part hereof.

(10)
Exhibit so marked was filed with the SEC on May 29, 1996, as an exhibit to the Form 10-K of Best Buy Co., Inc., and is incorporated herein by reference and made a part hereof.

(11)
Exhibit so marked was filed with the SEC on May 27, 1999, as an exhibit to the Form 10-K of Best Buy Co., Inc., and is incorporated herein by reference and made a part hereof.

(12)
Exhibit so marked was filed with the SEC on Jan. 11, 2000, as an exhibit to the Form 10-Q of Best Buy Co., Inc., and is incorporated herein by reference and made a part hereof.

(13)
Exhibit so marked was filed with the SEC on April 28, 2000, as an exhibit to the preliminary Proxy Statement of Best Buy Co., Inc., and is incorporated herein by reference and made a part hereof.

(14)
Exhibit so marked was filed with the SEC on Feb. 23, 2001, as an exhibit to the Form S-8 (Registration No. 333-56146) of Best Buy Co., Inc., and is incorporated herein by reference and made a part hereof.

(15)
Exhibit so marked was filed with the SEC on May 24, 2000, as an exhibit to the Form 10-K of Best Buy Co., Inc., and is incorporated herein by reference and made a part hereof.

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

(b)
Reports on Form 8-K:

(1)
Announcement of an Agreement and Plan of Merger with Musicland Stores Corporation, filed on Dec. 8, 2000.

(2)
Announcement of the consummation of the Agreement and Plan of Merger with Musicland Stores Corporation, filed on Feb. 1, 2001.

(3)
Announcement of the increase in the Board of Directors and the appointment of two new directors, filed on Feb. 23, 2001.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEST BUY CO., INC. (Registrant)
By:	/s/ RICHARD M. SCHULZE Richard M. Schulze Chairman and Chief Executive Officer

    Dated: May 31, 2001

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on May 31, 2001.

/s/ RICHARD M. SCHULZE Richard M. Schulze	Chairman, Chief Executive Officer and Director (principal executive officer)
/s/ DARREN R. JACKSON Darren R. Jackson	Senior Vice President - Finance, Treasurer and Chief Financial Officer (principal financial officer)
/s/ MARC I. GORDON Marc I. Gordon	Vice President - Controller (principal accounting officer)
/s/ BRADBURY H. ANDERSON Bradbury H. Anderson	Director
/s/ ROBERT T. BLANCHARD Robert T. Blanchard	Director
/s/ JACK W. EUGSTER Jack W. Eugster	Director
/s/ KATHY HIGGINS VICTOR Kathy Higgins Victor	Director
/s/ ELLIOT S. KAPLAN Elliot S. Kaplan	Director
/s/ ALLEN U. LENZMEIER Allen U. Lenzmeier	Director
Mark C. Thompson	Director
/s/ FRANK D. TRESTMAN Frank D. Trestman	Director

Hatim A. Tyabji	Director
/s/ JAMES C. WETHERBE James C. Wetherbe	Director

QuickLinks

PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
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