Form 10-Q
period 2001-06-02
BEST BUY CO INC
filed 2001-07-17
CIK 764478

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 2, 2001 OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______

Commission File Number:  1-9595

BEST BUY CO., INC.
(Exact name of registrant as specified in its charter)

Minnesota	41-0907483
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7075 Flying Cloud Drive Eden Prairie, Minnesota (Address of principal executive offices)	55344 (Zip Code)

(952) 947-2000
(Registrant's telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   X     No

At June 2, 2001, there were 209,988,000 shares of common stock, $.10 par value, outstanding.

BEST BUY CO., INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 2, 2001

INDEX

Part I.	Financial Information

	Item 1.	Consolidated Financial Statements:

	a)	Consolidated condensed balance sheets as of June 2, 2001, March 3, 2001, and May 27, 2000

	b)	Consolidated statements of earnings for the three months ended June 2, 2001 and May 27, 2000

	c)	Consolidated statement of changes in shareholders' equity for the three months ended June 2, 2001

	d)	Consolidated statements of cash flows for the three months ended June 2, 2001 and May 27, 2000

	e)	Notes to consolidated financial statements

	Item 2.	Management's Discussion and Analysis of Results of Operations and Financial Condition

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Part II.	Other Information

	Item 6.	Exhibits and Reports on Form 8-K

Signatures

PART I.            FINANCIAL INFORMATION

ITEM 1.            CONSOLIDATED FINANCIAL STATEMENTS

BEST BUY CO., INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

ASSETS

($ in millions, except per share amounts)

	June 2, 2001 (Unaudited)	March 3, 2001	May 27, 2000 (Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$466	$747	$765
Receivables	193	209	202
Recoverable costs from developed properties	100	104	106
Merchandise inventories	1,981	1,767	1,314
Other current assets	111	102	67
Total current assets	2,851	2,929	2,454
PROPERTY AND EQUIPMENT
Property and equipment	2,103	1,987	1,173
Less accumulated depreciation and amortization	607	543	429
Property and equipment, net	1,496	1,444	744
GOODWILL, NET	381	385	-

OTHER ASSETS	81	82	63

TOTAL ASSETS	$4,809	$4,840	$3,261

NOTE: The consolidated balance sheet at March 3, 2001 has been condensed from the audited financial statements.

See Notes to Consolidated Financial Statements.

BEST BUY CO., INC.

CONSOLIDATED CONDENSED BALANCE SHEETS (continued)

LIABILITIES AND SHAREHOLDERS' EQUITY

($ in millions, except per share amounts)

	June 2, 2001 (Unaudited)	March 3, 2001	May 27, 2000 (Unaudited)
CURRENT LIABILITIES
Accounts payable	$1,822	$1,773	$1,223
Accrued compensation and related expenses	141	154	90
Accrued liabilities	535	546	321
Accrued income taxes	18	127	-
Current portion of long-term debt	19	115	16
Total current liabilities	2,535	2,715	1,650
LONG-TERM LIABILITIES	170	122	141

LONG-TERM DEBT	177	181	13

SHAREHOLDERS' EQUITY
Preferred stock, $1.00 par value:
Authorized—400,000 shares;
Issued and outstanding—none	-	-	-
Common stock, $.10 par value:
Authorized—1,000,000,000 shares;
Issued and outstanding - 209,988,000, 208,138,000 and 206,755,000 shares, respectively	21	21	21
Additional paid-in capital	627	577	535
Retained earnings	1,279	1,224	901
Total shareholders' equity	1,927	1,822	1,457

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$4,809	$4,840	$3,261

NOTE: The consolidated balance sheet at March 3, 2001 has been condensed from the audited financial statements.

See Notes to Consolidated Financial Statements.

BEST BUY CO., INC.

CONSOLIDATED STATEMENTS OF EARNINGS

($ in millions, except per share amounts)

(Unaudited)

	Three Months Ended
	June 2, 2001	May 27, 2000
Revenues	$3,697	$2,964

Cost of goods sold	2,851	2,358
Gross profit	846	606

Selling, general and administrative expenses	756	497

Operating income	90	109

Net interest income	1	8

Earnings before income tax expense	91	117

Income tax expense	36	45

Net earnings	$55	$72

Basic earnings per share	$.26	$.35
Diluted earnings per share	$.26	$.34

Basic weighted average common shares outstanding (in millions)	208.8	204.0

Diluted weighted average common shares outstanding (in millions)	213.4	211.5

See Notes to Consolidated Financial Statements.

BEST BUY CO., INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED JUNE 2, 2001

($ in millions)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings
Balances at March 3, 2001	$21	$577	$1,224
Stock options exercised	-	20	-
Tax benefit from stock options exercised	-	30	-
Net earnings, three months ended June 2, 2001	-	-	55
Balances at June 2, 2001	$21	$627	$1,279

See Notes to Consolidated Financial Statements.

BEST BUY CO., INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)

(Unaudited)

	Three Months Ended
	June 2, 2001	May 27, 2000
OPERATING ACTIVITIES
Net earnings	$55	$72
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation	67	32
Deferred income taxes	3	(13)
Other	8	2
Changes in operating assets and liabilities:
Receivables	16	(13)
Merchandise inventories	(214)	(131)
Other assets	(13)	(3)
Accounts payable	49	(91)
Other liabilities	19	53
Accrued income taxes	(79)	(3)
Total cash used in operating activities	(89)	(95)

INVESTING ACTIVITIES
Additions to property and equipment	(115)	(79)
Decrease (increase) in recoverable costs from developed properties	4	(33)
Increase in other assets	-	(3)
Total cash used in investing activities	(111)	(115)

FINANCING ACTIVITIES
Issuance of common stock	19	226
Long-term debt payments	(100)	(2)
Total cash (used in) provided by financing activities	(81)	224

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(281)	14

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	747	751

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$466	$765

Amounts in this statement are presented on a cash basis and therefore may differ from those shown in other sections of this quarterly report.

Supplemental cash flow information:
Cash paid during the period for:
Interest	$11	$1
Income taxes	$112	$56

See Notes to Consolidated Financial Statements.

BEST BUY CO., INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.          Basis of Presentation:

The consolidated condensed balance sheets as of June 2, 2001, and May 27, 2000, and the related consolidated statements of earnings, and cash flows for the three months then ended and the consolidated statement of changes in shareholders' equity for the three months ended June 2, 2001, are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included and were normal and recurring in nature. The business of Best Buy Co., Inc. (the Company) is seasonal in nature and interim results are not necessarily indicative of results for a full year. These interim financial statements and the related notes should be read in conjunction with the financial statements and notes included in the Company's Annual Report to Shareholders for the fiscal year ended March 3, 2001, and incorporated by reference into the Company’s Annual Report on Form 10-K for fiscal year ended March 3, 2001. Certain prior year amounts have been reclassified to conform to the current year presentation.  These reclassifications had no impact on net earnings or total shareholders’ equity.

During the fourth quarter of fiscal 2001, the Company acquired the common stock of Musicland Stores Corporation (Musicland) and Magnolia Hi-Fi, Inc. (Magnolia Hi-Fi). Musicland is principally a mall-based retailer of pre-recorded home entertainment products. Magnolia Hi-Fi is a Seattle–based, high-end retailer of consumer electronics. The results of the acquired businesses have been included in the consolidated financial statements since the dates of acquisition (see Note 5).

2.          Income Taxes:

Income taxes are provided on an interim basis based upon management's estimate of the annual effective tax rate. The Company's effective income tax rate for the first quarter increased to 39.1%, up from 38.3% in the first quarter of last year. The increase in the effective income tax rate is due primarily to the nondeductibility of goodwill. In addition, lower levels of cash due to business acquisitions resulted in reduced tax-exempt interest income.

3.          Earnings Per Share:

The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings per common share (in millions, except per share amounts):

	Three Months Ended
	June 2, 2001	May 27, 2000
Numerator:
Net earnings	$55	$72

Denominator:
Weighted average common shares outstanding	208.8	204.0
Dilutive effect of employee stock options	4.6	7.5
Weighted average common shares outstanding assuming dilution	213.4	211.5

Basic earnings per share	$.26	$.35
Diluted earnings per share	$.26	$.34

4.          Segments:

The Company acquired Musicland at the end of the fourth quarter of fiscal 2001. In accordance with Statement of Financial Accounting Standards No. 131, Disclosure about Segments of an Enterprise and Related Information, the Company reviewed its segments based on how management internally evaluates the operating performance of its business units. Based on this review, the Company identified two reportable segments: Best Buy and Musicland. The Best Buy segment aggregates all operations of the Company exclusive of Musicland operations.

Revenues by operating segment were as follows (in millions):
	Three Months Ended
	As Reported		Pro Forma *
	June 2, 2001	May 27, 2000	May 27, 2000

Best Buy	$3,312	$2,964	$2,964
Musicland	385	-	410

Total revenues	$3,697	$2,964	$3,374

Operating income by segment and the reconciliation to pre-tax earnings were as follows (in millions):
	Three Months Ended
	As Reported		Pro Forma *
	June 2, 2001	May 27, 2000	May 27, 2000

Best Buy	$101	$109	$109
Musicland	(11)	-	(1)

Total operating income	90	109	108

Net interest income (expense)	1	8	(2)

Earnings before income tax expense	$91	$117	$106

* The pro forma columns present the segment results of operations of Best Buy and Musicland for the three months ended May 27, 2000 as though the acquisition of Musicland had been completed as of the beginning of fiscal 2001 and includes the amortization of acquisition-related intangibles. Pro forma information related to the acquisition of Magnolia Hi-Fi is not presented, as the operating results of Magnolia Hi-Fi would not have had a material impact on the Company's results of operations.

Total assets by operating segment were as follows (in millions):
	June 2,	March 3,	May 27,
	2001	2001	2000

Best Buy	$3,825	$3,812	$3,261
Musicland	984	1,028	-

Total assets	$4,809	$4,840	$3,261

5.          Acquisitions:

Effective December 15, 2000, the Company acquired the common stock of Magnolia Hi-Fi for $88 million in cash, including transaction costs. Effective January 31, 2001, the Company acquired the common stock of Musicland for $425 million, including transaction costs, plus long-term debt valued at $271 million. Both acquisitions were accounted for using the purchase method. Accordingly, the net assets were recorded at their estimated fair values and operating results were included in the Company’s financial statements from the respective dates of acquisition.

The purchase prices were allocated on a preliminary basis using information currently available. The allocation of the purchase price to the assets and liabilities acquired is expected to be finalized by the end of fiscal 2002. Through June 2, 2001, no adjustments to the preliminary purchase price allocation had been made. Adjustments to the allocation of purchase price may occur as a result of obtaining more information regarding asset valuations, liabilities assumed and revisions of preliminary estimates of fair values made at the date of purchase. These preliminary allocations resulted in acquired goodwill of $387 million, which is being amortized on a straight-line basis over 20 years and is included in selling, general and administrative expenses.

The following table presents unaudited pro forma consolidated results of operations as though Musicland had been acquired as of the beginning of fiscal 2001 (in millions, except per share amounts). Pro forma information related to the acquisition of Magnolia Hi-Fi is not presented, as the operating results of Magnolia Hi-Fi would not have had a material impact on the Company’s results of operations.
	Three Months Ended
	As Reported May 27, 2000	Pro Forma May 27, 2000
Revenues	$2,964	$3,374
Cost of goods sold	2,358	2,618
Gross profit	606	756

Selling, general and administrative
expenses	497	648
Operating income	109	108
Net interest income (expense)	8	(2)
Earnings before income tax expense	117	106
Income tax expense	45	41
Net earnings	$72	$65

Basic earnings per share	$.35	$.32
Diluted earnings per share	$.34	$.31

The pro forma results include goodwill amortization of $4 million and other adjustments, principally the loss of interest income on cash used to finance the acquisition. The pro forma results exclude costs expected to be incurred in the integration and transformation of Musicland’s business. The information presented above does not necessarily represent what actual results would have been, had the acquisition taken place at the beginning of the fiscal year, nor are they necessarily indicative of future consolidated results.

6.          Long-term Debt:

During the first quarter ended June 2, 2001, the Company redeemed $94 million of Musicland’s outstanding 9% Senior Subordinated Notes due in 2003 (2003 Notes). The remainder of the 2003 Notes which totaled $16 million, were redeemed in June 2001.

On June 27, 2001, the Company sold, in a private offering, $337 million in convertible debentures. The debentures mature in 20 years and are callable at the Company’s option on or after June 27, 2004. Holders may require the Company to purchase all or a portion of their debentures on June 27, 2004, June 27, 2009, or June 27, 2014 at a purchase price equal to the accreted value of the debentures plus accrued and unpaid cash interest up to but not including the purchase date. The debentures will be convertible into shares of the Company’s common stock at an initial conversion price of $86.87 per share if the closing price of the Company’s common stock exceeds a specified price (initially, 120% of the conversion price, or $104.24 per share) for a specified period of time, or otherwise upon the occurrence of certain events. The conversion price will increase at the annual accretion rate. The debentures have an initial yield to maturity of 2.75%, including a cash payment of approximately 1% and an accretion rate of approximately 1.75%. The proceeds from this offering are expected to be used for general corporate purposes.

On July 13, 2001, The Musicland Group, Inc., an indirect subsidiary of the Company, commenced a tender offer to repurchase Musicland’s 9.9% Senior Subordinated Notes due in 2008 (2008 Notes). The 2008 Notes have a face value of $147 million and a carrying value of $157 million. The tender offer is contingent upon the consent of a majority of the holders to the removal of restrictive covenants and certain events of default that were included in the original indenture. The tender offer is expected to remain open until Aug. 10, 2001, unless extended.

BEST BUY CO., INC.

ITEM 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                           AND FINANCIAL CONDITION

Overview

Best Buy Co., Inc. (the Company) is the nation's largest volume specialty retailer of name-brand consumer electronics, home office equipment, entertainment software and appliances. During the fourth quarter of fiscal 2001, the Company acquired Musicland Stores Corporation (Musicland) and Magnolia Hi-Fi, Inc. (Magnolia Hi-Fi). Musicland is primarily a mall-based retailer of pre-recorded music and movies. Magnolia Hi-Fi is a retailer of top-of-the-line consumer electronics. Both acquisitions were accounted for using the purchase method. Under this method, the net assets and results of operations of those businesses are included in the consolidated financial statements of the Company from their respective dates of acquisition. The Company now operates two segments: Best Buy and Musicland. The Best Buy segment aggregates all operations of the Company exclusive of Musicland operations. For additional information, refer to Notes 4 and 5 of the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Results of Operations

The following table presents selected consolidated financial data of the Company ($ in millions, except per share amounts):

	(Unaudited)
	Three Months Ended
	As Reported		Pro Forma*
	June 2, 2001	May 27, 2000	May 27, 2000
Total revenues	$3,697	$2,964	$3,374
Total store revenues % change	25%	24%	N/A
Comparable store sales change**	(3.1%)	9.5%	N/A
Gross margin as a % of revenues	22.9%	20.4%	22.4%
SG&A expenses as a % of revenues	20.4%	16.8%	19.2%
Diluted earnings per share	$.26	$. 34	$.31
EPS impact of Musicland	$(.06)	N/A	$(.03)

*	Unaudited pro forma combined results of operations of Best Buy (excluding Magnolia Hi-Fi) and Musicland, as though Musicland had been acquired at the beginning of the fiscal year.
**	Includes only sales at Best Buy stores open at least 14 months.

Net earnings for the first quarter of fiscal 2002 were $55 million, or $.26 per diluted share, compared with $72 million, or $.34 per diluted share, in the first quarter of fiscal 2001. The earnings decline was primarily due to modest comparable store sales declines in a decelerating economy. Musicland’s results, which are seasonally lower in the first half of the fiscal year, reduced earnings by approximately $.06 cents per diluted share. The quarter-over-quarter increase in revenues was due to the addition of 69 Best Buy stores in the past twelve months as well as the inclusion of revenues from approximately 1,300 Musicland stores. The Company’s gross margin increased 2.5 percentage points to 22.9% from 20.4% last year. The inclusion of Musicland’s results added 1.5 percentage points to the gross margin for the quarter. Best Buy’s margins benefited from the growth of digital products and a more profitable sales mix. Selling, general and administrative expenses (SG&A) increased to 20.4% from 16.8% last year largely as a result of the inclusion of Musicland’s higher expense structure, including goodwill amortization, which accounted for approximately 60% of the increase. The remainder of the consolidated SG&A increase was driven by the deleveraging impact of negative comparable store sales on the fixed elements of payroll and occupancy costs, the operation of BestBuy.com and 69 additional Best Buy stores.

Best Buy

The following table presents selected financial data for the Best Buy segment ($ in millions):

	Three Months Ended
Segment Performance Summary (unaudited)	June 2, 2001	May 27, 2000
Revenues	$3,312	$2,964
Comparable stores sales % change *	(3.1%)	9.5%
Gross profit margin as a % of revenues	21.4%	20.4%
SG&A as a % of revenues	18.3%	16.8%
Operating income	$101	$109
Operating income as a % of revenues	3.0%	3.7%

* Includes only sales at Best Buy stores open at least 14 months.

Best Buy revenues for the first quarter increased 12% to $3.312 billion due to the addition of 69 new stores in the past 12 months, which brought the total to 430 stores. Comparable store sales declined 3.1% due to soft sales of desktop computers, prerecorded music and appliances. Digital televisions, digital camcorders, digital video disc (DVD) movies, video games and wireless communications experienced the largest comparable store sales gains for the quarter. Sales of digital products, such as televisions, cameras and camcorders, comprised 15% of sales compared with 10% in the first quarter of last year. Digital televisions experienced triple-digit comparable store sales growth, with DVD hardware, digital cameras and digital camcorders each having double-digit comparable store sales increases. DVD movies posted triple-digit comparable store sales increases, reflecting an increased DVD hardware installed base as well as strong new releases. Sales of wireless communications, which were strategically moved to the front of the store layout last fall, posted double-digit comparable store sales increases. Desktop computers experienced double-digit comparable store sales declines, slightly offset by shifts to notebook and configure-to-order computers. Overall, sales of personal computers declined due to the market saturation of home computers as well as slower sales in advance of the anticipated fall release of Microsoft’s new operating platform, Microsoft XP. The lack of new music releases in the first quarter, compared with new major releases in last year’s first quarter, was an important factor in the decline of prerecorded music sales. Appliance sales continued to be soft as a result of an increased number of competing retail stores offering major appliances, a lack of new products and a slowdown in consumer demand throughout the industry.

Gross profit margins increased to 21.4% of revenues from 20.4% last year due to a higher-margin product mix and continued improvement in inventory management. Sales in the higher-margin consumer electronics and entertainment software product categories increased faster than sales in the home office category, which is principally comprised of lower-margin personal computers.

SG&A increased 1.5 percentage points to 18.3% of revenues from 16.8% last year. The increase was primarily due to the loss of expense leverage in the slower sales growth environment as well as the fixed elements of payroll and overhead costs. Costs associated with operating the Company’s website, which was in development a year ago, and the operation of 69 new stores also increased the expense rate.

Musicland

The following table presents selected financial data for the Musicland segment ($ in millions):

	Three Months Ended
Segment Performance Summary (unaudited)	June 2, 2001	May 27, 2000*
Revenues	$385	$410
Comparable stores sales % change	(6.1%)	5.9%
Gross profit margin as a % of revenues	35.9%	36.7%
SG&A as a % of revenues	38.7%	36.7%
Operating loss	$(11)	$(1)
Operating loss as a % of revenues	(2.9%)	0.0%

* Pro forma results of operations of Musicland, as though it had been acquired at the beginning of the fiscal year.

Musicland revenues for the first quarter decreased 6% to $385 million from $410 million in last year's pro forma results. Musicland’s comparable store sales declined 6.1% due to soft sales of prerecorded music, partially offset by DVD software sales gains.

Gross profit margins decreased to 35.9% of revenues from 36.7% in last year’s pro forma results primarily due to the increased sales contribution of lower-margin DVD movies.

SG&A increased 2.0 percentage points to 38.7% of revenues from 36.7% in last year’s pro forma results. SG&A includes $4 million in goodwill amortization. The increase in the SG&A expense rate from the pro forma rate for last year reflects the deleveraging impact of the comparable store sales decline as SG&A spending was essentially flat with that of last year.

Net Interest Income

Net interest income decreased to $1 million in the first quarter, compared to $8 million in the same period last year. The reduction in net interest income reflects interest expense on Musicland debt and lost interest income on the cash used to acquire Musicland and Magnolia Hi-Fi, as well as lower yields on investments.

Effective Income Tax Rate

The Company's effective income tax rate for the first quarter increased to 39.1%, up from 38.3% in the first quarter of last year. The increase in the effective income tax rate is due primarily to the nondeductibility of goodwill. In addition, lower levels of cash due to business acquisitions resulted in reduced tax-exempt interest income.

Liquidity and Capital Resources

Cash and cash equivalents totaled $466 million at June 2, 2001, compared to $747 million at fiscal year-end and $765 million at the end of last year’s first quarter. The decline from year-end is due to $89 million in cash used by operating activities, $115 million in capital spending and the retirement of $100 million in debt including $96 million of Musicland debt. The operating cash flow deficit of $89 million for the quarter ending June 2, 2001, is typical for the first quarter of the Company’s fiscal year due to the seasonal nature of the Company’s business. Year-over-year, operating cash flow was unchanged. The decline in cash and cash equivalents from last year is primarily due to the acquisition of Musicland and Magnolia Hi-Fi and the retirement of Musicland debt.

Merchandise inventories increased $667 million from last year’s first quarter including $382 million related to acquired businesses. The remainder of the increase came from the addition of 69 Best Buy stores in the last 12 months. Efficient inventory management at Best Buy stores resulted in inventory turns of 7.4 times compared to 7.3 times at the same time a year ago. Merchandise inventory increased $214 million over year-end as lower inventory levels at Musicland were offset by efforts to improve in-stock positions at Best Buy stores.

All other current assets declined $11 million in the aggregate from year-end. Receivables, mainly credit card and vendor-related, declined due to the softer sales environment. The increase in all other current assets over the first quarter last year was $29 million in the aggregate. The impact of business acquisitions added $60 million, principally deferred income taxes which were partially offset by lower receivables for interest income on temporary cash investments also due to business acquisitions. All other non-current assets, excluding goodwill, were unchanged from year-end but increased $18 million in the aggregate compared to the first quarter last year due to business acquisitions and the purchase of insurance in connection with the Company’s deferred compensation plan.

Accounts payable increased $49 million from year-end in line with the increase in merchandise inventories. The increase over last year’s first quarter was $599 million of which approximately half is due to business acquisitions and the remainder is related to the volume associated with new Best Buy stores. All other current liabilities, exclusive of the current portion of long term debt, declined $133 million in the aggregate from year-end. The decline was due to the normal timing associated with the payment of year-end accrued expenses. All other current liabilities increased $283 million in the aggregate over last year’s first quarter. Approximately half of the increase came from business acquisitions, and the remainder came from the volume associated with the growth in the business. Other long-term liabilities increased from year-end primarily due to deferred tax timing differences.

Long-term debt decreased $100 million from year-end in large part due to the retirement of $96 million in Musicland debt. The remaining $4 million decrease from year-end is due to normal payment activity. The $167 million increase over the first quarter last year is due to the Musicland debt and the assumption of a mortgage related to the investment in corporate real estate, but partially offset by repayment activity.

Capital spending in the first quarter of fiscal 2002 was $115 million compared to $79 million for the first quarter of fiscal 2001. The increase is primarily due to investments in information systems and corporate facilities to support the Company’s growth.

In February 2000, the Company’s Board of Directors authorized the purchase of up to $400 million of the Company’s common stock from time to time through open market purchases. The stock purchase program has no stated expiration date. In fiscal 2000, approximately 1.9 million shares have been purchased under this plan and retired at a cost of $100 million. No additional purchases have been made under this plan since fiscal year 2000.

The Company has a $100 million revolving credit facility that is scheduled to mature in June 2002. In addition, on June 27, 2001, the Company sold, in a private offering, $337 million in convertible debentures. The debentures mature in 20 years and are callable at the Company’s option on or after June 27, 2004. Holders may require the Company to purchase all or a portion of their debentures on June 27, 2004, June 27, 2009, or June 27, 2014 at a purchase price equal to the accreted value of the debentures plus accrued and unpaid cash interest up to but not including the purchase date. The debentures will be convertible into shares of the Company’s common stock at an initial conversion price of $86.87 per share if the closing price of the Company’s common stock exceeds a specified price (initially, 120% of the conversion price, or $104.24 per share) for a specified period of time, or otherwise upon the occurrence of certain events. The conversion price will increase at the annual accretion rate. The debentures have an initial yield to maturity of 2.75%, including a cash payment of approximately 1% and an accretion rate of approximately 1.75%. The proceeds from this offering are expected to be used for general corporate purposes.

On July 13, 2001, The Musicland Group, Inc., an indirect subsidiary of the Company, commenced a tender offer to repurchase Musicland’s 9.9% Senior Subordinated Notes due in 2008 (2008 Notes). The 2008 Notes have a face value of $147 million and a carrying value of $157 million. The tender offer is contingent upon the consent of a majority of the holders to the removal of restrictive covenants and certain events of default that were included in the original indenture. The tender offer is expected to remain open until Aug. 10, 2001, unless extended.

Outlook for Fiscal 2002

The following section should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended March 3, 2001.

The Company expects operating performance to be in line with earlier guidance outlined in the Company’s Annual Report on Form 10-K for the year ended March 3, 2001. Gross margins are expected to improve, reflecting changes in product mix, but the improvement is expected to be smaller than the improvement realized in the first quarter just ended. SG&A is likely to grow as a percentage of sales in the second quarter, reflecting comparable store sales of an expected –1% to +1% and the inclusion of Musicland, and then reverse direction in the latter half of the year due to the expected improvement in the leverage coming from revenue growth.  Net interest income is expected to be lower than last year because of lower levels of temporary cash investments and lower yields.  The income tax rate for the year is expected to be 39.1% as a result of the nondeductibility of goodwill and lower levels of cash due to business acquisitions resulting in reduced tax-exempt interest income.

Management currently believes that funds from the expected results of operations, and available cash and cash equivalents will be sufficient to finance anticipated expansion plans, the development of the Company’s new corporate facility and strategic initiatives for the next year. In addition, the Company has a revolving credit facility available for other working capital needs or investment opportunities.

Safe Harbor Statement Under the Private Securities Litigation Reform Act

Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, provide a "safe harbor" for forward–looking statements to encourage companies to provide prospective information about their companies. With the exception of historical information, the matters discussed in this Quarterly Report on Form 10-Q are forward–looking statements and may be identified by the use of words such as "believe," "expect," "anticipate," "plan," "estimate," "intend" and "potential." Such statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. A variety of factors could cause the Company's actual results to differ materially from the anticipated results expressed in such forward–looking statements, including, among other things, general economic conditions, acquisitions and development of new businesses, product availability, sales volumes, profit margins, weather, availability of suitable real estate locations, and the impact of labor markets and new product introductions on the Company's overall profitability. Readers should review the Company's Current Report on Form 8-K filed on May 16, 2001, that describes additional important factors that could cause actual results to differ materially from those contemplated by the forward–looking statements made in this Quarterly Report on Form 10-Q.

ITEM 3.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s operations are not currently subject to market risks for interest rates, foreign currency rates, commodity prices or other market price risks of a material nature.

PART II – OTHER INFORMATION

ITEM 6.            EXHIBITS AND REPORTS ON FORM 8-K:

a.	Exhibits:
None

b.	Reports on Form 8-K:
(1) Required financial information related to the acquisition of Musicland Stores Corporation filed March 29, 2001
(2) Amended Safe Harbor Provisions filed May 16, 2001

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                             BEST BUY CO., INC.

                                                                                                             (Registrant)

Date: July 16, 2001	By:	/s/ Darren R. Jackson
Darren R. Jackson
Senior Vice President - Finance, Treasurer and Chief Financial Officer (principal financial officer)
	By:	/s/ Marc I. Gordon
Marc I. Gordon
Vice President - Controller (principal accounting officer)