Form 10-Q
period 2001-09-01
BEST BUY CO INC
filed 2001-10-11
CIK 764478

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 1, 2001 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______

Commission File Number:  1-9595

BEST BUY CO., INC.
(Exact name of registrant as specified in its charter)

Minnesota	41-0907483
(State or other jurisdiction of incorporation or	(I.R.S. Employer
organization)	Identification No.)

7075 Flying Cloud Drive
Eden Prairie, Minnesota	55344
(Address of principal executive offices)	(Zip Code)

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
 Yes  ☒    No  ☐

APPLICABLE TO ONLY ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes  ☐  No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.10 Par Value – 210,860,000 shares as of September 1, 2001.

BEST BUY CO., INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 1, 2001

PART 1.            FINANCIAL INFORMATION

ITEM 1.            CONSOLIDATED FINANCIAL STATEMENTS

BEST BUY CO., INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

ASSETS

($ in millions, except per share amounts)
	September 1, 2001 (Unaudited)	March 3, 2001	August 26, 2000 (Unaudited)

CURRENT ASSETS
Cash and cash equivalents	$961	$747	$845
Receivables	236	209	201
Recoverable costs from developed properties	98	104	116
Merchandise inventories	2,092	1,767	1,457
Other current assets	116	102	57

Total current assets	3,503	2,929	2,676

PROPERTY AND EQUIPMENT
Property and equipment	2,236	1,987	1,354
Less accumulated depreciation and amortization	678	543	465

Property and equipment, net	1,558	1,444	889

GOODWILL, NET	376	385	-

OTHER ASSETS	84	82	79

TOTAL ASSETS	$5,521	$4,840	$3,644

NOTE: The consolidated balance sheet at March 3, 2001, has been condensed from the audited financial statements.

See Notes to Consolidated Financial Statements.

BEST BUY CO., INC.

CONSOLIDATED CONDENSED BALANCE SHEETS (continued)

LIABILITIES AND SHAREHOLDERS' EQUITY

($ in millions, except per share amounts)
	September 1, 2001 (Unaudited)	March 3, 2001	August 26, 2000 (Unaudited)

CURRENT LIABILITIES
Accounts payable	$2,058	$1,773	$1,479
Accrued compensation	142	154	114
Accrued liabilities	615	546	317
Accrued income taxes	30	127	-
Current portion of long-term debt	2	115	7

Total current liabilities	2,847	2,715	1,917

LONG-TERM LIABILITIES	273	122	141

LONG-TERM DEBT	362	181	22

SHAREHOLDERS' EQUITY
Preferred stock, $1.00 par value:
Authorized - 400,000 shares; Issued and outstanding – none	-	-	-
Common stock, $.10 par value:
Authorized – 1,000,000,000 shares; Issued and outstanding – 210,860,000, 208,138,000 and 207,595,000 shares, respectively	21	21	21
Additional paid-in capital	654	577	566
Retained earnings	1,364	1,224	977

Total shareholders' equity	2,039	1,822	1,564

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$5,521	$4,840	$3,644

NOTE: The consolidated balance sheet at March 3, 2001, has been condensed from the audited financial statements.

See Notes to Consolidated Financial Statements.

BEST BUY CO., INC.

CONSOLIDATED STATEMENTS OF EARNINGS

($ in millions, except per share amounts)

(Unaudited)
	Three Months Ended		Six Months Ended

	September 1, 2001	August 26, 2000	September 1, 2001	August 26, 2000

Revenues	$4,164	$3,169	$7,861	$6,133
Cost of goods sold	3,216	2,521	6,067	4,879

Gross profit	948	648	1,794	1,254

Selling, general and administrative expenses	800	533	1,556	1,030

Operating income	148	115	238	224

Net interest (expense) income	(10)	9	(9)	17

Earnings before income tax expense	138	124	229	241

Income tax expense	53	47	89	92

Net earnings	$85	$77	$140	$149

Basic earnings per share	$.40	$.37	$.67	$.72
Diluted earnings per share	$.39	$.36	$.65	$.70

Basic weighted average common shares outstanding (in millions)	210.5	207.1	209.7	205.6

Diluted weighted average common shares outstanding (in millions)	215.2	213.5	214.3	212.5

See Notes to Consolidated Financial Statements.

BEST BUY CO., INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE SIX MONTHS ENDED SEPTEMBER 1, 2001

($ in millions)

(Unaudited)
	Common Stock	Additional Paid-in Capital	Retained Earnings

Balances at March 3, 2001	$21	$577	$1,224

Stock options exercised	-	30	-

Tax benefit from stock options exercised	-	47	-

Net earnings, six months ended September 1, 2001	-	-	140

Balances at September 1, 2001	$21	$654	$1,364

See Notes to Consolidated Financial Statements.

BEST BUY CO., INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)

(Unaudited)

	Six Months Ended

	September 1, 2001	August 26, 2000

OPERATING ACTIVITIES
Net earnings	$140	$149
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation	134	69
Deferred income taxes	17	3
Other	27	3

Changes in operating assets and liabilities:
Receivables	(27)	(12)
Merchandise inventories	(325)	(273)
Other assets	(8)	(9)
Accounts payable	285	165
Other liabilities	190	74
Accrued income taxes	(51)	21

Total cash provided by operating activities	382	190

INVESTING ACTIVITIES
Additions to property and equipment	(257)	(266)
Decrease (increase) in recoverable costs from developed properties	12	(44)
Increase in other assets	(4)	(6)

Total cash used in investing activities	(249)	(316)

FINANCING ACTIVITIES
Issuance of common stock	29	231
Long-term debt payments	(278)	(11)
Net proceeds from long-term debt	330	-

Total cash provided by financing activities	81	220

INCREASE IN CASH AND CASH EQUIVALENTS	214	94

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	747	751

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$961	$845

Amounts in this statement are presented on a cash basis and therefore may differ from those shown in other sections of this quarterly report.
Supplemental cash flow information:
Cash paid during the period for:
Interest	$18	$2
Income taxes	$124	$60

See Notes to Consolidated Financial Statements.

BEST BUY CO., INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.          Basis of Presentation:

The consolidated condensed balance sheets as of September 1, 2001, and August 26, 2000; the related consolidated statements of earnings for the three and six months then ended; the consolidated statements of cash flows for the six months then ended; and the consolidated statement of changes in shareholders’ equity for the six months ended September 1, 2001, are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included and were normal and recurring in nature. The business of Best Buy Co., Inc. (the Company) is seasonal in nature, and interim results are not necessarily indicative of results for a full year. These interim financial statements and the related notes should be read in conjunction with the financial statements and notes included in the Company's Annual Report to Shareholders for the fiscal year ended March 3, 2001, and incorporated by reference into the Company’s Annual Report on Form 10-K for the fiscal year ended March 3, 2001. Certain prior year amounts have been reclassified to conform to the current year presentation.  These reclassifications had no impact on net earnings or total shareholders’ equity.

During the fourth quarter of fiscal 2001, the Company acquired the common stock of Musicland Stores Corporation (Musicland) and Magnolia Hi-Fi, Inc. (Magnolia Hi-Fi). Musicland is principally a mall-based retailer of pre-recorded home entertainment products. Magnolia Hi-Fi is a retailer of high-end consumer electronics. The results of the acquired businesses have been included in the consolidated financial statements since the dates of acquisition (see Note 5).

2.          Income Taxes:

Income taxes are provided on an interim basis based upon management's estimate of the annual effective tax rate. The Company's effective income tax rate for fiscal 2002 increased to 39.1%, up from 38.3% last year. The increase in the effective income tax rate is due primarily to the nondeductibility of goodwill resulting from the business acquisitions in fiscal 2001.

3.          Earnings Per Share:

The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings per common share (in millions, except per share amounts):
	Three Months Ended		Six Months Ended

	September 1, 2001	August 26, 2000	September 1, 2001	August 26, 2000

Numerator:
Net earnings	$85	$77	$140	$149

Denominator:
Weighted average common shares outstanding	210.5	207.1	209.7	205.6
Dilutive effect of employee stock options	4.7	6.4	4.6	6.9

Weighted average common shares outstanding assuming dilution	215.2	213.5	214.3	212.5

Basic earnings per share	$.40	$.37	$.67	$.72
Diluted earnings per share	$.39	$.36	$.65	$.70

4.          Segments:

The Company has identified two reportable segments: Best Buy and Musicland. The Best Buy segment aggregates all operations of the Company exclusive of Musicland operations.

Revenues by operating segment were as follows (in millions):
	Three Months Ended			Six Months Ended

	As Reported		Pro Forma*	As Reported		Pro Forma*

	Sept. 1, 2001	Aug. 26, 2000	Aug. 26, 2000	Sept. 1, 2001	Aug. 26, 2000	Aug. 26, 2000

Best Buy	$3,768	$3,169	$3,169	$7,080	$6,133	$6,133
Musicland	396	-	400	781	-	810

Total revenues	$4,164	$3,169	$3,569	$7,861	$6,133	$6,943

Operating income by segment and the reconciliation to pre-tax earnings were as follows (in millions):
	Three Months Ended			Six Months Ended

	As Reported		Pro Forma *	As Reported		Pro Forma*

	Sept. 1, 2001	Aug. 26, 2000	Aug. 26, 2000	Sept. 1, 2001	Aug. 26, 2000	Aug. 26, 2000

Best Buy	$157	$115	$115	$258	$224	$224
Musicland	(9)	-	2	(20)	-	2

Total operating income	148	115	118	238	224	226

Net interest (expense) income	(10)	9	(2)	(9)	17	(4)

Earnings before income tax expense	$138	$124	$116	$229	$241	$222

*	The pro forma columns present the segment results of operations of Best Buy and Musicland for the three and six months ended August 26, 2000, as though the acquisition of Musicland had been completed as of the beginning of fiscal 2001 and includes the amortization of goodwill. Pro forma information related to the acquisition of Magnolia Hi-Fi is not presented, as the operating results of Magnolia Hi-Fi would not have had a material impact on the Company’s results of operations.

5.          Acquisitions:

Effective December 15, 2000, the Company acquired the common stock of Magnolia Hi-Fi for $88 million in cash, including transaction costs. Effective January 31, 2001, the Company acquired the common stock of Musicland for $425 million, including transaction costs, plus long-term debt valued at $271 million. Both acquisitions were accounted for using the purchase method. Accordingly, the net assets were recorded at their estimated fair values, and operating results were included in the Company’s financial statements from the respective dates of acquisition.

The purchase prices were allocated on a preliminary basis using information currently available. The allocation of the purchase price to the assets and liabilities acquired is expected to be finalized by the end of fiscal 2002. Through September 1, 2001, no adjustments to the preliminary purchase price allocation had been made. Adjustments to the allocation of purchase price may occur as a result of obtaining more information regarding asset valuations, liabilities assumed and revisions of preliminary estimates of fair values made at the date of purchase. These preliminary allocations resulted in acquired goodwill of $387 million, which is being amortized on a straight-line basis over 20 years and is included in selling, general and administrative expenses.

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
	Three Months Ended		Six Months Ended

	As Reported August 26, 2000	Pro Forma August 26, 2000	As Reported August 26, 2000	Pro Forma August 26, 2000

Revenues	$3,169	$3,569	$6,133	$6,943

Cost of goods sold	2,521	2,766	4,879	5,384

Gross profit	648	803	1,254	1,559

Selling, general and administrative expenses	533	685	1,030	1,333

Operating income	115	118	224	226

Net interest income (expense)	9	(2)	17	(4)

Earnings before income tax expense	124	116	241	222

Income tax expense	47	46	92	87

Net earnings	$77	$70	$149	$135

Basic earnings per share	$.37	$.34	$.72	$.66
Diluted earnings per share	$.36	$.33	$.70	$.64

The pro forma information shown in the notes to the financial statements and in management’s discussion and analysis has been prepared using Accounting Principles Board Opinions No. 16, Business Combinations, and No. 17, Intangible Assets. The pro forma results include goodwill amortization of $4 million for the three-month period and $8 million for the six-month period and other adjustments, principally the loss of interest income on cash used to finance the acquisition. The pro forma results exclude costs expected to be incurred in the integration and transformation of Musicland’s business. The information presented above does not necessarily represent what actual results would have been had the acquisition taken place at the beginning of the fiscal year, nor are they necessarily indicative of future results.

6.          Long-term Debt:

During the six months ended September 1, 2001, the Company redeemed all, or $110 million, of Musicland’s outstanding 9% Senior Subordinated Notes due in 2003. The Company has also redeemed 97%, or $156 million, of Musicland’s outstanding 9.9% Senior Subordinated Notes due in 2008. The premium paid on the early redemption of the debt resulted in a second quarter pre-tax charge of $8.4 million, which has been included in interest expense.

On June 27, 2001, the Company sold, in a private offering, convertible debentures having an aggregate initial principal amount at maturity of $492 million.  The proceeds from the offering, net of $7 million in offering expenses, were $330 million. The debentures mature in 20 years and are callable at the Company’s option on or after June 27, 2004. Holders may require the Company to purchase all or a portion of their debentures on June 27, 2004, June 27, 2009, or June 27, 2014, at a purchase price equal to the accreted value of the debentures plus accrued and unpaid cash interest. Each debenture will be convertible into 7.8714 shares of the Company’s common stock equivalent to an initial conversion price of $86.87 per share, if the closing price of the Company’s common stock exceeds a specified price (initially, 120% of the conversion price, or $104.24 per share) for a specified period of time, or otherwise upon the occurrence of certain events. The debentures have an initial yield to maturity of 2.75%, including a cash payment of approximately 1.0% and an initial accretion rate of approximately 1.75%. The yield to maturity will be reset, but not below 2.75% or above 3.75%, on December 27, 2003, December 27, 2008, and December 27, 2013. All significant subsidiaries of the Company have jointly and severally guaranteed the obligations under the debentures. The debentures and the underlying common stock were registered on October 9, 2001 with the Securities and Exchange Commission to enable selling security holders to resell their debentures and the shares of common stock issuable upon conversion of their debentures.

7.          Agreement to Acquire Future Shop Ltd.

In August 2001, the Company announced its intent to acquire Future Shop Ltd., pursuant to a tender offer, in a transaction valued at approximately $377 million. Future Shop is the largest Canadian retailer of consumer electronics with 90 stores. Consummation of the acquisition is subject to successful completion of the tender offer, approval by Canadian regulators and other customary closing matters, and is expected to occur by the end of the Company’s third quarter. The Company expects to complete the acquisition with existing cash and cash equivalents.

8.          Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. Application of the nonamortization provision of SFAS No. 142 is expected to result in an increase in net earnings for the Company of approximately $20 million per year. In fiscal 2003, the Company will perform the required impairment tests of goodwill and indefinite lived intangible assets. It is not currently possible to determine what the impact of the impairment testing, if any, will be on the earnings and financial position of the Company.

BEST BUY CO., INC.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Overview

Best Buy Co., Inc. (the Company) is the nation's largest volume specialty retailer of name-brand consumer electronics, home office equipment, entertainment software and appliances. During the fourth quarter of fiscal 2001, the Company acquired Musicland Stores Corporation (Musicland) and Magnolia Hi-Fi, Inc. (Magnolia Hi-Fi). Musicland is primarily a mall-based retailer of pre-recorded music and movies. Magnolia Hi-Fi is a retailer of top-of-the-line consumer electronics. Both acquisitions were accounted for using the purchase method. Under this method, the net assets and results of operations of those businesses are included in the consolidated financial statements of the Company from their respective dates of acquisition. The Company now operates two reportable segments: Best Buy and Musicland. The Best Buy segment aggregates all operations of the Company exclusive of Musicland operations. For additional information, refer to Notes 4 and 5 of the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Results of Operations

The following table presents selected consolidated financial data of the Company ($ in millions, except per share amounts):

		(Unaudited)

	Three Months Ended			Six Months Ended

	As Reported		Pro Forma*	As Reported		Pro Forma*

	Sept. 1, 2001	Aug. 26, 2000	Aug. 26, 2000	Sept. 1, 2001	Aug. 26, 2000	Aug. 26, 2000

Total revenues	$4,164	$3,169	$3,569	$7,861	$6,133	$6,943
Total store revenues % change	31%	18%	N/A	28%	21%	N/A
Comparable stores sales change **	2.8%	5.1%	N/A	(0.1% )	7.2%	N/A
Gross margin as a % of revenues	22.8%	20.5%	22.5%	22.8%	20.5%	22.5%
SG&A expenses as a % of revenues	19.2%	16.8%	19.2%	19.8%	16.8%	19.2%
Diluted earnings per share	$.39	$.36	$.33	$.65	$.70	$.64
EPS impact of Musicland	($.05)	N/A	($.03)	($.11)	N/A	($.06)

*			Unaudited pro forma combined results of operations of Best Buy (excluding Magnolia Hi-Fi) and Musicland, as though Musicland had been acquired at the beginning of the fiscal year, including the amortization of goodwill.
**			Includes only sales at Best Buy stores open at least 14 months.

Net earnings for the second quarter of fiscal 2002 were $85 million, or $.39 per diluted share, compared with $77 million, or $.36 per diluted share, in the second quarter of fiscal 2001. For the first six months of the current fiscal year, net earnings were $140 million, or $.65 per diluted share, compared with $149 million, or $.70 per diluted share, last year.

For the quarter, the increase in net earnings was primarily due to a more profitable sales mix, new stores and comparable store revenue gains. The modest decline in net earnings for the first six months is primarily due to the inclusion of Musicland’s financial results. Musicland’s results, which are seasonally lower in the first half of the year, reduced earnings by approximately $.05 and $.11 per diluted share, respectively, for the second quarter and the first six months of fiscal 2002. In addition, net earnings per share for both the three months and six months ended September 1, 2001, were impacted by a $.02 per share early redemption premium associated with the retirement of Musicland’s 9.9% Senior Subordinated Notes (See Note 6 of the Notes to Consolidated Financial Statements).

The increase in revenues compared to last year’s reported results was primarily due to 66 additional Best Buy stores, as well as the inclusion of revenues from Musicland stores. Best Buy’s comparable store sales increase of 2.8% in the second quarter of fiscal 2002 also contributed to the revenue increase. The Company’s gross margin rate increased to 22.8% of revenues from 20.5% of revenues for the same period last year. The inclusion of Musicland’s results increased the Company’s gross margin rate by 1.4% of revenues. The remainder of the increase was primarily from a continued shift to a more profitable sales mix at Best Buy. The selling, general and administrative expense (SG&A) rate was 19.2% of revenues in the second quarter and 19.8% of revenues for the six-month period, compared with 16.8% of revenues in the comparable periods of the prior year. Musicland’s higher expense structure increased the Company’s SG&A rate by approximately 2.0% of revenues for each of the periods with the remainder a result of a moderately higher SG&A rate at Best Buy.

Best Buy

The following table presents selected financial data for the Best Buy segment ($ in millions):

	Three Months Ended		Six Months Ended

Segment Performance Summary (unaudited)	Sept. 1, 2001	Aug. 26, 2000	Sept. 1, 2001	Aug. 26, 2000

Revenues	$3,768	$3,169	$7,080	$6,133
Comparable stores sales % change *	2.8%	5.1%	(0.1% )	7.2%
Gross profit margin as a % of revenues	21.4%	20.5%	21.4%	20.5%
SG&A as a % of revenues	17.2%	16.8%	17.7%	16.8%
Operating income	$157	$115	$258	$224
Operating income as a % of revenues	4.2%	3.6%	3.6%	3.7%

*	Includes only sales at Best Buy stores open at least 14 months.

Best Buy revenues for the second quarter increased 18.9% to $3.768 billion, compared with $3.169 billion in the second quarter last year. Revenues in the first six months increased 15.4% to $7.080 billion, compared with $6.133 billion last year. Sixty-six new stores were added in the past 12 months bringing the total to 439 stores. Comparable store sales increased 2.8% in the second quarter.  This increase reflects increased demand for entertainment software and consumer electronics. Comparable store sales for the first six months were flat as continued gains in entertainment software and consumer electronics were offset by declines in home office products and appliances. Consumer interest in digital products remained strong. During the second quarter, digital products comprised 15% of total product sales compared with 10% one year ago. Digital televisions, digital camcorders, DVD movies and wireless communications experienced the largest comparable store sales gains in digital products. Strong selling new releases and an increased DVD hardware base contributed to the gains in DVD movies. The strategic relocation of wireless communications to the front of the stores last fall had a positive impact on comparable store sales. Gaming hardware and software experienced double-digit comparable store sales. New product launches positively impacted the comparable store sales of gaming hardware and software. Soft sales of desktop computers resulted in a comparable stores sales decline in the home office product category. The decline was partially offset by increased sales of notebook computers and configure-to-order computers. Overall, sales of personal computers declined due to weaker consumer demand for desktop computers and the generally softer economy.  Appliance sales continued to be soft, impacted by an increased number of retail stores offering major appliances and a slowdown in consumer demand throughout the industry.

Gross profit margins increased to 21.4% of revenues from 20.5% last year due primarily to a higher-margin product mix and continued improvement in inventory management. In addition, margin rates within product categories improved. Sales in the higher-margin consumer electronics and entertainment software product categories increased faster than sales in the home office category, which includes lower-margin personal computers.

The SG&A rate was 17.2% of revenues for the second quarter and 17.7% of revenues for the first six months compared with 16.8% in the comparable periods of the prior year. The increase for quarter reflects the impact of higher depreciation expenses associated with new stores and other capital investments, operating more new stores and increased employee health care expenses. This was substantially offset by the leverage of a higher sales base and tight expense controls including hiring constraints, reduced use of outside contractors and increased productivity. The increase for the first six months reflects the deleveraging impact of flat comparable store sales growth as well as the same factors that impacted second quarter expenses.

Musicland

The following table presents selected financial data for the Musicland segment ($ in millions):

	Three Months Ended			Six Months Ended

Segment Performance Summary (unaudited)	Sept. 1, 2001		Aug. 26, 2000*	Sept. 1, 2001		Aug. 26, 2000*

Revenues	$396		$400	$781		$810
Comparable stores sales % change	(0.4%	)	(1.1% )	(3.3%	)	2.2%
Gross profit margin as a % of revenues	35.9%		38.6%	35.9%		37.7%
SG&A as a % of revenues	38.1%		38.2%	38.4%		37.5%
Operating (loss) income	$(9)		$2	$(20)		$2
Operating (loss) income as a % of revenues	(2.3%	)	0.4%	(2.6%	)	0.2%

*			Pro forma results of operations of Musicland, as though it had been acquired at the beginning of the fiscal year, including the amortization of goodwill.

Musicland revenues for the second quarter were consistent with last year’s pro forma results decreasing only 1.0% to $396 million from $400 million.   Revenues for the first six months declined 3.6% to $781 million from last year’s pro forma revenues of  $810 million. Comparable store sales declined 0.4% in the quarter and 3.3% for the first six months due to a challenging economy and continued softness in sales of prerecorded music and VHS movies. The declines were partially offset by strong sales of DVD movies and gaming hardware and software.

Gross profit margins decreased to 35.9% of revenues in the quarter and first six months of fiscal 2002 from the pro forma results of 38.6% of revenues and 37.7% of revenues, respectively, in the comparable periods of last year. The decreases are primarily due to the shift in the sales mix to lower-margin DVD movies from prerecorded music and VHS movies and a reduction in space allocated to higher margin, non-strategic products.

The SG&A rate remained virtually unchanged in the quarter from last year’s pro forma results and increased 0.9% of revenues for the first six months. The change in the SG&A rates from the pro forma rates reflect the deleveraging impact of the comparable store sales decline. Tight expense controls and realization of support function synergies limited the increase in the SG&A rate. SG&A includes $4 million and $8 million of goodwill amortization for the second quarter and first six months of fiscal 2001 and 2002.

Net Interest (Expense) Income

The Company had net interest expense of $10 million in the second quarter and $9 million for the six-month period, compared to interest income of $9 million and $17 million, respectively, in the same periods last year. The three-month and six-month periods of the current fiscal year include an $8 million pre-tax charge, or $.02 on a diluted per share basis, from the early retirement of debt acquired as part of the Musicland acquisition. The balance of the decline results from interest expense on Musicland debt and lost interest income on the cash used to acquire Musicland and Magnolia Hi-Fi, as well as lower yields on investments.

Effective Income Tax Rate

The Company's effective income tax rate increased to 39.1%, up from 38.3% last year. The increase in the effective income tax rate is due primarily to the nondeductibility of goodwill resulting from the Company’s acquisitions in fiscal 2001.

Liquidity and Capital Resources

Cash and cash equivalents totaled $961 million at September 1, 2001, compared to $747 million at fiscal year-end and $845 million at the end of last year’s second quarter. The increase from year-end is due to $382 million in cash provided by operating activities and $330 million in net proceeds from the issuance of convertible debt offset by $257 million in capital spending and the retirement of $278 million in debt. The increase in cash and cash equivalents from last year is due to net cash provided by financing activities and the excess of operating cash flows, reduced by capital investments including the acquisitions of Musicland and Magnolia Hi-Fi.

Merchandise inventories increased $635 million from last year’s second quarter, including $406 million related to acquired businesses. The remainder of the increase came from the addition of 66 Best Buy stores in the last 12 months. Inventory turns were 7.4 times at Best Buy stores, consistent with last year. Best Buy’s average inventories per store as of September 1, 2001, were down approximately 4.0% from last year’s second quarter. Merchandise inventory increased $325 million over year-end primarily due to seasonal increases, new stores and improved in-stock positions at Best Buy stores.

All other current assets increased $35 million in the aggregate from year-end. The increase is primarily due to increased receivables resulting from higher business volume. The increase in all other current assets over the second quarter last year was $76 million in the aggregate, due primarily to business acquisitions and higher business volume.

Capital spending for the first six months of fiscal 2002 was $257 million, on pace with last year’s $266 million. Capital spending in the current year includes investment in new stores, core financial and operating systems and the initial stages of construction of a new corporate headquarters facility.

Accounts payable increased $285 million from year-end in line with the increase in merchandise inventories. The increase over last year’s second quarter was $579 million, of which approximately half is due to business acquisitions and the remainder is related to the additional merchandise inventories associated with new Best Buy stores. All other current liabilities, exclusive of the current portion of long-term debt, declined $40 million in the aggregate from year-end. The decline was due to the normal timing associated with the payment of year-end accrued expenses. All other current liabilities, exclusive of the current portion of long-term debt, increased $356 million in the aggregate over last year’s second quarter. A significant portion of the increase came from business acquisitions, and the remainder came from the volume associated with the growth in the business and advances received under vendor alliances. Other long-term liabilities increased from year-end, and the prior year, primarily due to advances received under vendor alliances and increased deferred taxes.

During the six months ended September 1, 2001, the Company redeemed all, or $110 million, of Musicland’s outstanding 9% Senior Subordinated Notes due in 2003. The Company has also redeemed 97%, or $156 million, of Musicland’s outstanding 9.9% Senior Subordinated Notes due in 2008. The premium paid on the early redemption of the debt resulted in a second quarter pre-tax charge of $8.4 million, which has been included in interest expense.

On June 27, 2001, the Company sold, in a private offering, convertible debentures having an aggregate initial principal amount at maturity of $492 million.  The proceeds from the offering, net of $7 million in offering expenses, were $330 million. The debentures mature in 20 years and are callable at the Company’s option on or after June 27, 2004. Holders may require the Company to purchase all or a portion of their debentures on June 27, 2004, June 27, 2009, or June 27, 2014, at a purchase price equal to the accreted value of the debentures plus accrued and unpaid cash interest. Each debenture will be convertible into 7.8714 shares of the Company’s common stock at an initial conversion price of $86.87 per share if the closing price of the Company’s common stock exceeds a specified price (initially, 120% of the conversion price, or $104.24 per share) for a specified period of time, or otherwise upon the occurrence of certain events. The debentures have an initial yield to maturity of 2.75%, including a cash payment of approximately 1.0% and an initial accretion rate of approximately 1.75%. The yield to maturity will be reset, but not below 2.75% or above 3.75%, on December 27, 2003, December 27, 2008 and December 27, 2013. The debentures and the underlying common stock were registered on October 9, 2001 with the Securities and Exchange Commission to enable selling security holders to resell their debentures and the shares of common stock issuable upon conversion of their debentures.

The Company currently has authorization to repurchase $300 million of its common stock.  No stock has been purchased through the first six months of fiscal 2002.

In August 2001, the Company announced its intent to acquire Future Shop Ltd., pursuant to a tender offer, in a transaction valued at approximately $377 million. Future Shop is the largest Canadian retailer of consumer electronics with 90 stores. Consummation of the acquisition is subject to successful completion of the tender offer, approval by Canadian regulators and other customary closing matters, and is expected to occur by the end of the Company’s third quarter. The Company expects to complete the acquisition with existing cash and cash equivalents.

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. Application of the nonamortization provision of SFAS No. 142 is expected to result in an increase in net earnings for the Company of approximately $20 million per year. In fiscal 2003, the Company will perform the required impairment tests of goodwill and indefinite lived intangible assets. It is not currently possible to determine what the impact of the impairment testing, if any, will be on the earnings and financial position of the Company.

Outlook for Fiscal 2002

On September 18, 2001, the Company communicated its expectations for its third quarter financial results. In its communication, the Company’s management stated that the third quarter comparable store sales change at Best Buy and Musicland stores was expected to range from 0% to a 2% increase. In addition, gross margins at Best Buy were expected to increase on a year-over-year basis, although the rate of improvement in the second half of the fiscal year was anticipated to be slower than in the first half. The Company also stated its expectations that it would gain some expense leverage compared to last year’s third quarter. Based on the assumptions above, the Company had indicated that third quarter earnings could range from $ .34 to $ .36 per share.

At this time, it is difficult to accurately predict the ultimate impact that the events on and after September 11 will have on consumer spending and on the Company’s third quarter financial results. Yet, based upon quarter-to-date trends, management now believes that the comparable store sales change for the third quarter is likely to be slightly less than indicated on September 18, in a range from 0% to a 2% decline. However, third quarter gross margin rates are expected to be slightly better than previously anticipated. In light of these changes in assumptions, management currently expects that earnings for the third quarter will be at the lower end of the range that was previously communicated, or $ .34 per share. Trends and experience to date may not be reflective of actual results for the third quarter as a whole because the majority of the Company’s sales and earnings for the third quarter are traditionally generated late in the quarter. The Company plans to continue to monitor and manage inventories and promotional activity, as well as tightly control expenses.

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

PART II – OTHER INFORMATION

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a)	The Regular Meeting of the Shareholders of the Company was held on June 26, 2001. The following individuals were elected at the meeting as Class 2 directors of the Company to serve until the 2003 Regular Meeting of Shareholders. Shares voted were as follows:

Robert T. Blanchard
Shares For	193,423,065
Shares Withheld	1,341,032
Jack W. Eugster
Shares For	193,407,705
Share Withheld	1,356,392
Elliot S. Kaplan
Shares For	192,667,041
Shares Withheld	2,097,056
Richard M. Schulze
Shares For	165,055,876
Shares Withheld	29,708,221
Hatim A. Tyabji
Shares For	151,561,606
Shares Withheld	43,202,491

Shareholders ratified the appointment of the following individual as a Class 1 director of the Company to serve until the 2002 Regular Meeting of Shareholders. Shares voted were as follows:
Allen U. Lenzmeier
Shares For	193,596,370
Shares Against	287,702
Shares Abstaining	880,025

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K:

a.	Exhibits:

None

b.	Reports on Form 8-K:

	(1)	Announcement of a private offering of approximately $300 million in convertible debentures, filed on June 26, 2001.

	(2)	Announcement of the commencement of The Musicland Group, Inc.’s (a wholly-owned indirect subsidiary) tender offer to repurchase its 9.875% Senior Subordinated Notes due in 2008, filed on July 19, 2001.

	(3)	Announcement of the consummation of a Support Agreement between a wholly-owned subsidiary of Best Buy Co., Inc. and Future Shop Ltd., filed on August 24, 2001. Pursuant to the Support Agreement, the wholly-owned subsidiary of Best Buy Co., Inc. commenced a cash takeover bid to acquire all of the issued and outstanding shares of common stock of the Future Shop Ltd.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEST BUY CO., INC.
(Registrant)

Date: October 11, 2001	By:	/s/ Darren R. Jackson

Darren R. Jackson
Senior Vice President - Finance, Treasurer and Chief Financial Officer (principal financial and accounting officer)