Form 10-Q
period 2001-12-01
BEST BUY CO INC
filed 2002-01-07
CIK 764478

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 1, 2001 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______

Commission File Number:  1-9595

BEST BUY CO., INC.

(Exact name of registrant as specified in its charter)

Minnesota	41-0907483
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7075 Flying Cloud Drive Eden Prairie, Minnesota	55344
(Address of principal executive offices)	(Zip Code)

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

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

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

Common Stock, $.10 Par Value – 211,670,000 shares as of December 1, 2001.

BEST BUY CO., INC.

FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 1, 2001

INDEX

Part I.	Financial Information

	Item 1.	Consolidated Financial Statements:

	a)	Consolidated condensed balance sheets as of December 1, 2001; March 3, 2001; and November 25, 2000

	b)	Consolidated statements of earnings for the three and nine months ended December 1, 2001, and November 25, 2000

	c)	Consolidated statement of changes in shareholders' equity for the nine months ended December 1, 2001

	d)	Consolidated statements of cash flows for the nine months ended December 1, 2001, and November 25, 2000

	e)	Notes to consolidated financial statements

	Item 2.	Management's Discussion and Analysis of Results of Operations and Financial Condition

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Part II.	Other Information

	Item 6.	Exhibits and Reports on Form 8-K

Signatures

PART 1.            FINANCIAL INFORMATION

ITEM 1.            CONSOLIDATED FINANCIAL STATEMENTS

BEST BUY CO., INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

ASSETS

($ in millions, except per share amounts)

	December 1, 2001	March 3, 2001	November 25, 2000
	(Unaudited)		(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$843	$747	$729
Receivables	387	209	427
Recoverable costs from developed properties	83	104	111
Merchandise inventories	3,459	1,767	2,328
Other current assets	132	102	58
Total current assets	4,904	2,929	3,653

PROPERTY AND EQUIPMENT
Property and equipment	2,606	1,987	1,549
Less accumulated depreciation and amortization	853	543	499
Property and equipment, net	1,753	1,444	1,050

GOODWILL, NET	750	385	-

OTHER ASSETS	95	82	79

TOTAL ASSETS	$7,502	$4,840	$4,782

NOTE: The consolidated balance sheet at March 3, 2001, has been condensed from the audited financial statements.

See Notes to Consolidated Financial Statements.

BEST BUY CO., INC.

CONSOLIDATED CONDENSED BALANCE SHEETS (continued)

LIABILITIES AND SHAREHOLDERS' EQUITY

($ in millions, except per share amounts)

	December 1, 2001	March 3, 2001	November 25, 2000
	(Unaudited)		(Unaudited)
CURRENT LIABILITIES
Accounts payable	$3,571	$1,773	$2,483
Accrued compensation	236	154	106
Accrued liabilities	846	546	406
Accrued income taxes	38	127	14
Current portion of long-term debt	14	115	6
Total current liabilities	4,705	2,715	3,015

LONG-TERM LIABILITIES	290	122	120

LONG-TERM DEBT	364	181	21

SHAREHOLDERS' EQUITY
Preferred stock, $1.00 par value:
Authorized – 400,000 shares;
Issued and outstanding – none	-	-	-
Common stock, $.10 par value:
Authorized – 1,000,000,000 shares;
Issued and outstanding – 211,670,000, 208,138,000 and 207,759,000 shares, respectively	21	21	21
Additional paid-in capital	678	577	570
Retained earnings	1,444	1,224	1,035
Total shareholders' equity	2,143	1,822	1,626

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$7,502	$4,840	$4,782

NOTE: The consolidated balance sheet at March 3, 2001, has been condensed from the audited financial statements.

See Notes to Consolidated Financial Statements.

BEST BUY CO., INC.

CONSOLIDATED STATEMENTS OF EARNINGS

($ in millions, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 1, 2001	November 25, 2000	December 1, 2001	November 25, 2000
Revenues	$4,756	$3,732	$12,617	$9,865
Cost of goods sold	3,728	3,043	9,795	7,922
Gross profit	1,028	689	2,822	1,943

Selling, general and administrative expenses	899	604	2,455	1,634
Operating income	129	85	367	309
Net interest (expense) income	3	8	(6)	25

Earnings before income tax expense	132	93	361	334
Income tax expense	52	36	141	128

Net earnings	$80	$57	$220	$206

Basic earnings per share	$.38	$.28	$1.05	$1.00
Diluted earnings per share	$.37	$.27	$1.03	$.97

Basic weighted average common shares outstanding (in millions)	211.1	207.7	210.1	206.3

Diluted weighted average common shares outstanding (in millions)	214.8	213.0	214.5	212.7

See Notes to Consolidated Financial Statements.

BEST BUY CO., INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE NINE MONTHS ENDED DECEMBER 1, 2001

($ in millions)

(Unaudited)

		Additional
	Common	Paid-in	Retained
	Stock	Capital	Earnings

Balances at March 3, 2001	$21	$577	$1,224

Stock options exercised	-	39	-

Tax benefit from stock options exercised	-	62	-

Net earnings, nine months ended December 1, 2001	-	-	220

Balances at December 1, 2001	$21	$678	$1,444

See Notes to Consolidated Financial Statements.

BEST BUY CO., INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)

(Unaudited)

	Nine Months Ended
	December 1, 2001	November 25, 2000
OPERATING ACTIVITIES
Net earnings	$220	$206
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation	211	112
Deferred income taxes	52	31
Other	48	5

Changes in operating assets and liabilities (net of acquired):
Receivables	(158)	(238)
Merchandise inventories	(1,517)	(1,144)
Other assets	(28)	(19)
Accounts payable	1,650	1,169
Other liabilities	328	116
Accrued income taxes	(28)	37
Total cash provided by operating activities	778	275

INVESTING ACTIVITIES
Additions to property and equipment	(431)	(471)
Acquisition of business, net of cash acquired	(360)	-
Decrease (increase) in recoverable costs from developed properties	26	(38)
Increase in other assets	-	(8)
Total cash used in investing activities	(765)	(517)

FINANCING ACTIVITIES

Issuance of common stock	36	233
Long-term debt payments	(283)	(13)
Net proceeds from long-term debt	330	-
Total cash provided by financing activities	83	220

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	96	(22)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	747	751

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$843	$729

Amounts in this statement are presented on a cash basis and therefore may differ from those shown in other sections of this quarterly report.

Supplemental cash flow information:
Cash paid during the period for:
Interest	$19	$3
Income taxes	$118	$61

See Notes to Consolidated Financial Statements.

BEST BUY CO., INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.          Basis of Presentation:

The consolidated condensed balance sheets as of December 1, 2001, and November 25, 2000; the related consolidated statements of earnings for the three and nine months then ended; the consolidated statements of cash flows for the nine months then ended; and the consolidated statement of changes in shareholders’ equity for the nine months ended December 1, 2001, are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included and were normal and recurring in nature. The business of Best Buy Co., Inc. (the Company) is seasonal in nature, and interim results are not necessarily indicative of results for a full year. These interim financial statements and the related notes should be read in conjunction with the financial statements and notes included in the Company's Annual Report to Shareholders for the fiscal year ended March 3, 2001, and incorporated by reference into the Company’s Annual Report on Form 10-K for the fiscal year ended March 3, 2001. Certain prior year amounts have been reclassified to conform to the current year presentation.  These reclassifications had no impact on net earnings or total shareholders’ equity.

During the third quarter of fiscal 2002, the Company acquired all of the common stock of Future Shop Ltd. (Future Shop). Future Shop is the largest Canadian retailer of consumer electronics with 95 stores. The results of Future Shop have been included in the consolidated financial statements since the date of acquisition (see Note 7).

2.             Foreign Currency:

Foreign currency denominated assets and liabilities are translated into U.S. dollars using the exchange rates in effect at the balance sheet date. Results of operations and cash flows are translated using the average exchange rates throughout the period. The effect of exchange rate fluctuations on translation of assets and liabilities is recorded as a component of shareholders’ equity and was not significant. Gains and losses from foreign currency transactions are included in selling, general and administrative expenses.

3.             Comprehensive Income:

Comprehensive income is net income, plus certain other items that are recorded directly to shareholders’ equity.  The only item currently applicable to the Company is foreign currency translation adjustments, which were not significant.

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

5.             Earnings Per Share:

The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings per common share (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	Dec. 1, 2001	Nov. 25, 2000	Dec. 1, 2001	Nov. 25, 2000
Numerator:
Net earnings	$80	$57	$220	$206

Denominator:
Weighted average common shares outstanding	211.1	207.7	210.1	206.3
Dilutive effect of employee stock options	3.7	5.3	4.4	6.4
Weighted average common shares outstanding assuming dilution	214.8	213.0	214.5	212.7

Basic earnings per share	$.38	$.28	$1.05	$1.00
Diluted earnings per share	$.37	$.27	$1.03	$.97

6.             Segments:

The Company has identified three reportable segments: Best Buy, Musicland and International. The Best Buy segment aggregates all operations of the Company exclusive of Musicland and International. The Best Buy segment is primarily a specialty retailer of consumer electronics, home office equipment, entertainment software and appliances.  The Musicland segment is primarily a mall-based retailer of pre-recorded music, movies and other entertainment-related products. The International segment was established in the third quarter in connection with the acquisition of Future Shop, a specialty retailer of consumer electronics, home office equipment, entertainment software and appliances with operations in Canada (see Note 7).

Revenues by operating segment were as follows (in millions):

	Three Months Ended		Nine Months Ended
	Dec. 1, 2001	Nov. 25, 2000	Dec. 1, 2001	Nov. 25, 2000

Best Buy	$4,213	$3,732	$11,293	$9,865
Musicland	420	-	1,201	-
International	123	-	123	-
Total revenues	$4,756	$3,732	$12,617	$9,865

                Operating income by segment and the reconciliation to pre-tax earnings were as follows (in millions):

	Three Months Ended		Nine Months Ended
	Dec. 1,	Nov. 25,	Dec. 1,	Nov. 25,
	2001	2000	2001	2000

Best Buy	$144	$85	$402	$309
Musicland	(17)	-	(37)	-
International	2	-	2	-
Total operating income	129	85	367	309

Net interest (expense)
income	3	8	(6)	25

Earnings before income
tax expense	$132	$93	$361	$334

7.             Acquisitions:

Effective November 4, 2001, the Company acquired all of the common stock of Future Shop for $375 million in cash, including transaction costs. Future Shop is the largest Canadian retailer of consumer electronics with 95 stores. The Company acquired Future Shop and the related goodwill to further its expansion plans and increase shareholder value. The acquisition was accounted for using the purchase method in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. Accordingly, the net assets were recorded at their estimated fair values, and operating results were included in the Company’s financial statements from the date of acquisition.

The purchase price was allocated on a preliminary basis using information currently available. The allocation of the purchase price to the assets and liabilities acquired will be adjusted in the fourth quarter of fiscal 2002 and finalized in fiscal 2003. Adjustments to the allocation of the purchase price will occur as a result of obtaining more information regarding asset valuations, liabilities assumed and revisions of preliminary estimates of fair values made at the date of purchase. These preliminary allocations resulted in acquired goodwill of approximately $379 million, which is non-deductible for tax purposes.  Under SFAS No. 142, goodwill is not amortized.

During the fourth quarter of fiscal 2001, the Company acquired the common stock of Magnolia Hi-Fi for $88 million in cash, including transaction costs, and the common stock of Musicland for $425 million, including transaction costs, plus long-term debt valued at $271 million. The acquisitions were accounted for using the purchase method in accordance with Accounting Principles Board Opinions No. 16, Business Combinations, and No. 17, Intangible Assets. The purchase prices were allocated on a preliminary basis. The allocation of the purchase prices to the assets and liabilities acquired is expected to be finalized in the fourth quarter of fiscal 2002. Through December 1, 2001, no adjustments to the preliminary purchase price allocations had been made. These preliminary allocations resulted in acquired goodwill of $387 million, of which $318 million is non-deductible for tax purposes.  The goodwill is being amortized on a straight-line basis over 20 years and is included in selling, general and administrative expenses.  Goodwill amortization associated with the acquisitions of Magnolia Hi-Fi and Musicland will cease in fiscal 2003 with the adoption of SFAS No. 142 (see Note 9).

The following unaudited pro forma data sets forth the consolidated results of operations as though Musicland and Future Shop had been acquired as of the beginning of fiscal 2001. Pro forma information related to the acquisition of Magnolia Hi-Fi is not presented, as the operating results of Magnolia Hi-Fi would not have had a material impact on the Company’s results of operations (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	Dec. 1, 2001	Nov. 25, 2000	Dec. 1, 2001	Nov. 25, 2000
Revenues	$4,985	$4,490	$13,411	$11,976

Net earnings	$79	$54	$217	$188

Basic earnings per share	$.37	$.26	$1.03	$.91

Diluted earnings per share	$.37	$.25	$1.01	$.88

The pro forma information shown above has been prepared in conformity with generally accepted accounting principles in the United States and has been adjusted to conform to Best Buy’s fiscal calendar and accounting policies. The pro forma results include goodwill amortization of $4 million for the three-month periods and $12 million for the nine-month periods, for Musicland only, and other adjustments, principally the loss of interest income on cash used to finance the acquisitions. The pro forma results exclude any integration and transformation costs expected to be incurred. The information presented above does not necessarily represent what actual results would have been had the acquisitions taken place at the beginning of fiscal 2001, nor are they necessarily indicative of future results.

8.             Long-term Debt:

During the nine months ended December 1, 2001, the Company redeemed all, or $110 million, of Musicland’s outstanding 9% Senior Subordinated Notes due 2003. The Company has also redeemed 97%, or $156 million, of Musicland’s outstanding 9.9% Senior Subordinated Notes due 2008. The premium paid on the early redemption of the debt resulted in a second quarter pre-tax charge of $8 million, or $.02 on a diluted per share basis, which has been included in interest expense.

On June 27, 2001, the Company sold, in a private offering, convertible debentures having an aggregate initial principal amount at maturity of $492 million.  The proceeds from the offering, net of $7 million in offering expenses, were $330 million. The debentures mature in 20 years and are callable at the Company’s option on or after June 27, 2004. Holders may require the Company to purchase all or a portion of their debentures on June 27, 2004, June 27, 2009 and June 27, 2014 at a purchase price equal to the accreted value of the debentures plus accrued and unpaid cash interest. Each debenture will be convertible into 7.8714 shares of the Company’s common stock, equivalent to an initial conversion price of $86.87 per share, if the closing price of the Company’s common stock exceeds a specified price (initially, 120% of the conversion price, or $104.24 per share) for a specified period of time, or otherwise upon the occurrence of certain events. The debentures have an initial yield to maturity of 2.75%, including a cash payment of 1.0% and an initial accretion rate of 1.75%. The yield to maturity will be reset, but not below 2.75% or above 3.75%, on December 27, 2003, December 27, 2008 and December 27, 2013.  All significant subsidiaries of the Company have jointly and severally guaranteed the obligations under the debentures. The debentures and the underlying common stock were registered on October 9, 2001, with the Securities and Exchange Commission to enable securityholders to resell their debentures and the shares of common stock issuable upon conversion of their debentures.

9.          Recent Accounting Pronouncements:

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. Application of the nonamortization provision of SFAS No. 142 to Magnolia Hi-Fi and Musicland is expected to result in an increase in net earnings for the Company of approximately $18 million per year. In fiscal 2003, the Company will perform the required impairment tests of goodwill and indefinite lived intangible assets. It is not currently possible to determine what the impact of the impairment testing, if any, will be on the earnings and financial position of the Company.

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets, effective for fiscal years beginning after December 15, 2001.  The adoption of this new statement is not expected to have a material impact on the earnings or financial position of the Company.

BEST BUY CO., INC.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Overview

Best Buy Co., Inc. (the Company) is North America’s number one specialty retailer of name-brand consumer electronics, home office equipment, entertainment software and appliances.  During the fourth quarter of fiscal 2001, the Company acquired Musicland Stores Corporation (Musicland) and Magnolia Hi-Fi, Inc. (Magnolia Hi-Fi).  Musicland is primarily a mall-based retailer of pre-recorded music, movies and other entertainment-related products.  Magnolia Hi-Fi is a retailer of top-of-the-line consumer electronics. In November of fiscal 2002, the Company acquired Future Shop Ltd. (Future Shop).  Future Shop currently operates 95 stores and is Canada’s largest consumer electronics retailer.  All three acquisitions were accounted for using the purchase method.  Under this method, the net assets and results of operations of those businesses are included in the consolidated financial statements of the Company from their respective dates of acquisition.  The Company currently operates three reportable segments: Best Buy, Musicland and International.  The Best Buy segment aggregates all operations of the Company exclusive of Musicland and International operations.  The International segment was established in the third quarter in connection with the acquisition of Future Shop.  For additional information, refer to Notes 6 and 7 of the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10–Q.

Results of Operations

The following table presents selected consolidated financial data of the Company ($ in millions, except per share amounts):

	(Unaudited)

	Three Months Ended			Nine Months Ended
	As Reported		Pro Forma*	As Reported		Pro Forma*
	Dec. 1,	Nov. 25,	Nov. 25,	Dec. 1,	Nov. 25,	Nov. 25,
	2001	2000	2000	2001	2000	2000
Revenues	$4,756	$3,732	$4,263	$12,617	$9,865	$11,206
Revenues % change	27%	20%	N/A	28%	21%	N/A
Comparable stores sales change **	1.6%	5.9%	N/A	0.6%	6.7%	N/A
Gross margin as a % of revenues	21.6%	18.5%	20.5%	22.4%	19.7%	21.7%
SG&A expenses as a % of revenues	18.9%	16.2%	18.4%	19.5%	16.6%	18.9%
Diluted earnings per share	$.37	$.27	$.23	$1.03	$.97	$.87

* The pro forma information presents combined results of operations of Best Buy, Musicland and International. Musicland was acquired in the fourth quarter of fiscal 2001. Its results of operations are reflected as if Musicland had been acquired at the beginning of fiscal 2001 and include amortization of goodwill. Future Shop was acquired at the beginning of fiscal November 2002.  Its results of operations are reflected as if Future Shop had been acquired at the beginning of fiscal November 2001, and do not include amortization of goodwill.

** Includes only sales at Best Buy stores open at least 14 months.

Net earnings for the third quarter of fiscal 2002 were $80 million, or $.37 per diluted share, compared with $57 million, or $.27 per diluted share, in the third quarter of fiscal 2001. For the first nine months of the current fiscal year, net earnings were $220 million, or $1.03 per diluted share, compared with $206 million, or $.97 per diluted share, last year.

For the quarter and nine-month periods, the net earnings increase was primarily due to higher product margins, a more profitable sales mix and new store growth. Musicland’s results reduced earnings by approximately $.06 and $.16 per diluted share, respectively, for the third quarter and the first nine months of fiscal 2002. In addition, net earnings per share for the nine months ended December 1, 2001, were impacted by a $.02 per share early redemption premium associated with the retirement of Musicland’s 9.9% Senior Subordinated Notes due 2008 (See Note 8 of the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q).

The Company’s revenues, compared to last year’s reported results, increased 27% for the quarter, driven by the addition of 65 Best Buy stores, a 1.6% comparable Best Buy store sales increase and the inclusion of sales from Musicland and Future Shop stores. The events of September 11th also impacted revenues as store traffic decreased initially, but then strengthened throughout the quarter. The Company’s gross margin rate increased to 21.6% of revenues for the quarter and 22.4% of revenues for the nine-month period, compared to 18.5% of revenues and 19.7% of revenues for the same periods, respectively, last year. The inclusion of Musicland’s results increased the Company’s gross margin rate by 1.2% of revenues in the quarter and 1.4% of revenues for the nine-month period. The remainder of the increases was primarily due to a continued shift to a more profitable sales mix and more targeted promotions at Best Buy stores. For the third quarter and nine-month period, the selling, general and administrative expense (SG&A) rate was 18.9% and 19.5% of revenues, respectively, compared with 16.2% and 16.6% of revenues, respectively, in the prior year. The inclusion of Musicland’s higher expense structure increased the Company’s SG&A rate by approximately 1.8% of revenues for each of the periods. In addition, slower comparable store sales growth had a deleveraging impact on the expense rate. However, the increase in the expense rate was partially offset by the elimination of expenses related to both the launch of BestBuy.com™ and entry into the New York City market, which were in the prior year’s third quarter.

Best Buy

The following table presents selected financial data for the Best Buy segment ($ in millions):

	Three Months Ended		Nine Months Ended
Segment Performance Summary*	Dec. 1,	Nov. 25,	Dec. 1,	Nov. 25,
(unaudited)	2001	2000	2001	2000
Revenues	$4,213	$3,732	$11,293	$9,865
Comparable stores sales % change **	1.6%	5.9%	0.6%	6.7%
Gross profit margin as a % of revenues	20.4%	18.5%	21.0%	19.7%
SG&A as a % of revenues	17.0%	16.2%	17.4%	16.6%
Operating income	$144	$85	$402	$309
Operating income as a % of revenues	3.4%	2.3%	3.6%	3.1%

* Includes aggregation of results at all of the Company’s businesses other than Musicland and International. ** Includes only sales at Best Buy stores open at least 14 months.

Best Buy revenues for the third quarter increased 13% to $4.213 billion, compared with $3.732 billion in the third quarter last year. Revenues in the first nine months increased 14% to $11.293 billion, compared with $9.865 billion last year. The events of September 11th also impacted revenues as store traffic decreased initially, but then strengthened throughout the quarter. Best Buy added 65 new stores in the past 12 months bringing the total to 478 stores. Comparable store sales increased 1.6% in the third quarter on top of the 5.9% increase in last year’s third quarter. The increase was primarily due to strong sales in the entertainment software and consumer electronics categories and a calendar shift that moved additional post-Thanksgiving shopping days into the third quarter of this year. The calendar shift positively impacted the comparable store sales percent change by 2.4 percentage points.  For the first nine months, comparable store sales improved modestly as continuing gains in entertainment software and consumer electronics were offset by declines in home office products and appliances. Third quarter sales of digital products remained strong and comprised 17% of the sales mix, compared with 11% one year ago. Within the digital category, digital televisions, digital cameras, DVD hardware and software, and wireless communication devices experienced the largest comparable sales increases. The introduction of new gaming platforms along with increased availability of existing consoles led to double-digit comparable store sales increases in the entertainment software category. Soft sales of desktop and configure-to-order computers and computer peripherals resulted in a comparable stores sales decline in the home office product category. The decline was partially offset by increased sales of notebook computers. Overall, sales of personal computers declined due to weaker consumer demand for desktop computers and a challenging economy.  Appliance sales continued to be soft primarily as a result of increased competition and a slowdown in consumer demand throughout the industry. Best Buy opened 39 new stores in the third quarter including 14 of the 30,000-square-foot stores and 25 of the 45,000-square-foot stores. The store openings included the new markets of Seattle, New Orleans, Hartford, Connecticut and Best Buy’s entry into the state of Vermont.

Gross profit margins in the third quarter increased to 20.4% of revenues, up from 18.5% one year ago, due primarily to a more profitable sales mix, continued improvement in inventory management and more targeted promotions. Sales in the higher-margin consumer electronics and entertainment software product categories increased faster than sales in the home office category, which includes lower-margin personal computers.

The SG&A rate was 17.0% of revenues in the third quarter and 17.4% of revenues for the first nine months compared with 16.2% of revenues and 16.6% of revenues, respectively, in comparable periods of the prior year. The increase for the quarter is primarily due to expenses associated with lower productivity new stores and the deleveraging effect of modest comparable store sales growth. The increased expenses were partially offset by reduced advertising expenditures and the elimination of costs related to both the launch of BestBuy.com™ and entry into the New York City market, which were included in the prior year’s third quarter. The increase for the first nine months reflects the deleveraging impact of modest comparable store sales growth as well as the same factors that impacted third quarter expenses.

Musicland

The following table presents selected financial data for the Musicland segment ($ in millions):

	Three Months Ended		Nine Months Ended
Segment Performance Summary	Dec. 1,	Nov. 25,	Dec. 1,		Nov. 25,
(unaudited)	2001	2000*	2001		2000*
Revenues	$420	$424	$1,201		$1,234
Comparable stores sales % change	0.3%	(2.2% )	(2.1%	)	0.9%
Gross profit margin as a % of revenues	33.7%	37.0%	35.2%		37.4%
SG&A as a % of revenues	37.7%	36.9%	38.2%		37.3%
Operating (loss) income	$(17)	$-	$(37)		$2
Operating (loss) income as a % of revenues	(4.0% )	0.1%	(3.1%	)	0.2%

* Pro forma results of operations of Musicland, as though it had been acquired at the beginning of the fiscal year, including the amortization of goodwill.

In the third quarter, Musicland revenues were $420 million, slightly lower than last year’s pro forma results. Revenues for the first nine months of $1.201 billion were down modestly compared with last year’s pro forma revenues of  $1.234 billion. The events of September 11th also impacted revenues as store traffic decreased initially, but then strengthened throughout the quarter. Comparable store sales increased 0.3% in the quarter, but were down 2.1% for the first nine months due primarily to challenging economic factors resulting in reduced mall traffic and continued softness in sales of prerecorded music and VHS movies. The declines were partially offset by strong sales of DVD movies and gaming hardware and software.

Musicland’s gross profit margin of 33.7% was down 3.3% of revenues in the third quarter and 2.2% of revenues for the nine-month period compared with last year’s pro forma results. The declines were primarily due to repositioning of the product mix, soft sales of prerecorded music and increased sales of lower margin gaming hardware and software and DVD movies.

The SG&A rate was 37.7% of revenues in the third quarter and 38.2% of revenues for the nine-month period compared with 36.9% of revenues and 37.3% of revenues, respectively, for comparable periods last year, on a pro forma basis.  The third quarter and nine-month period SG&A rate increases were primarily the result of the deleveraging impact of modest comparable store sales growth and increased expenses associated with store remerchandising projects.  Tight expense controls and the realization of support function synergies limited the increase in the SG&A rate.

Net Interest (Expense) Income

The Company had net interest income of $3 million in the third quarter and net interest expense of $6 million for the nine-month period, compared with net interest income of $8 million and $25 million, respectively, for comparable periods one year ago. The nine-month period of the current fiscal year includes an $8 million pre-tax charge, or $.02 on a diluted per share basis, from the early retirement of debt acquired as part of the Musicland acquisition. The balance of the decline results from lower yields on investments, interest on Musicland debt and lost interest income on the cash used to acquire Musicland, Future Shop and Magnolia Hi-Fi.

Effective Income Tax Rate

The Company's effective income tax rate increased to 39.1%, up from 38.3% last year. The increase in the effective income tax rate is due primarily to the nondeductibility of goodwill resulting from the Company’s acquisitions in fiscal 2001.

Liquidity and Capital Resources

Cash and cash equivalents totaled $843 million at December 1, 2001, compared to $747 million at fiscal year-end and $729 million at the end of last year’s third quarter.The increase from year-end is due to cash provided by operating activities and net proceeds from the issuance of convertible debt, partially offset by capital spending, retirement of debt and the acquisition of Future Shop. The increase in cash and cash equivalents from last year is due to net cash provided by financing and operating activities, partially offset by capital investments including the acquisitions of Musicland, Future Shop and Magnolia Hi-Fi.

Merchandise inventories increased $1.131 billion from third quarter of last year, including $840 million related to acquired businesses.The remainder of the increase came from the addition of 65 Best Buy stores in the last 12 months. Inventory turns were consistent with the prior year. Best Buy’s average inventory per store as of December 1, 2001, was down 2.0% from one year ago. Merchandise inventories increased $1.692 billion over year-end primarily due to seasonal increases, the acquisition of Future Shop and new Best Buy stores.

All other current assets increased $187 million in the aggregate from year-end. The increase is primarily due to increased receivables resulting from higher business volume and the acquisition of Future Shop.The increase in all other current assets over the third quarter last year was $6 million in the aggregate, primarily due to business acquisitions offset by lower vendor receivables resulting from the impact of the Thanksgiving calendar shift.

Capital spending for the first nine months of fiscal 2002 was $431 million and includes investments in new stores, core financial and operating systems and the new corporate headquarters facility.

Accounts payable increased $1.798 billion from year-end primarily due to the seasonal increase in merchandise inventories and the acquisition of Future Shop.The increase over last year’s third quarter was $1.088 billion, of which approximately half is due to business acquisitions and the remainder is related to the additional merchandise inventories associated with new Best Buy stores. All other current liabilities, exclusive of the current portion of long-term debt, increased $293 million in the aggregate from year-end.The increase was primarily due to the acquisition of Future Shop, cash advances from strategic alliances and the seasonal increase in gift card liabilities. All other current liabilities, exclusive of the current portion of long-term debt, increased $594 million in the aggregate over last year’s third quarter. A significant portion of the increase came from business acquisitions, and the remainder was primarily due to volume associated with business growth and advances received under strategic alliances. Other long-term liabilities increased from year-end, and the prior year, primarily due to advances received under strategic alliances, business acquisitions and increased deferred taxes.

During the nine months ended December 1, 2001, the Company redeemed all, or $110 million, of Musicland’s outstanding 9% Senior Subordinated Notes due 2003. The Company has also redeemed 97%, or $156 million, of Musicland’s outstanding 9.9% Senior Subordinated Notes due 2008. The premium paid on the early redemption of the debt resulted in a second quarter pre-tax charge of $8 million, or $.02 on a diluted per share basis, which has been included in interest expense.

On June 27, 2001, the Company sold, in a private offering, convertible debentures having an aggregate initial principal amount at maturity of $492 million. The proceeds from the offering, net of $7 million in offering expenses, were $330 million. The debentures mature in 20 years and are callable at the Company’s option on or after June 27, 2004. Holders may require the Company to purchase all or a portion of their debentures on June 27, 2004, June 27, 2009 and June 27, 2014 at a purchase price equal to the accreted value of the debentures plus accrued and unpaid cash interest. Each debenture will be convertible into 7.8714 shares of the Company’s common stock, equivalent to an initial conversion price of $86.87 per share, if the closing price of the Company’s common stock exceeds a specified price (initially, 120% of the conversion price, or $104.24 per share) for a specified period of time, or otherwise upon the occurrence of certain events. The debentures have an initial yield to maturity of 2.75%, including a cash payment of 1.0% and an initial accretion rate of 1.75%. The yield to maturity will be reset, but not below 2.75% or above 3.75%, on December 27, 2003, December 27, 2008 and December 27, 2013. The debentures and the underlying common stock were registered on October 9, 2001, with the Securities and Exchange Commission to enable securityholders to resell their debentures and the shares of common stock issuable upon conversion of their debentures.

Effective November 4, 2001, the Company acquired all of the common stock of Future Shop for $375 million in cash, including transaction costs. (See note 7 of the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q)

The Company currently has authorization to repurchase $300 million of its common stock.  No stock has been purchased through the first nine months of fiscal 2002.

Management believes that funds from the expected results of operations and available cash and cash equivalents will be sufficient to finance the Company’s recent acquisition, anticipated expansion plans and strategic initiatives for the next year. The Company’s revolving credit facility and inventory financing program are also available for additional working capital needs or investment opportunities.

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. Application of the nonamortization provision of SFAS No. 142 is expected to result in an increase in net earnings for the Company of approximately $18 million per year. In fiscal 2003, the Company will perform the required impairment tests of goodwill and indefinite lived intangible assets. It is not currently possible to determine what the impact of the impairment testing, if any, will be on the earnings and financial position of the Company.

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets, which is required to be adopted for fiscal years beginning after December 15, 2001.  The adoption of this new statement is not expected to have a material impact on the earnings and financial position of the Company.

Fourth Quarter Outlook

On December 18, 2001, the Company communicated its expectations for its fourth quarter financial results. On January 9, 2002, the Company will communicate its fiscal December 2002 sales results. As a part of that communication, the Company will update its expectations for fourth quarter fiscal 2002 financial results and provide initial guidance for its fiscal 2003 results based on current business trends, the corporate strategy and store growth plans.

Safe Harbor Statement Under the Private Securities Litigation Reform Act

Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, provide a "safe harbor" for forward–looking statements to encourage companies to provide prospective information about their companies. With the exception of historical information, the matters discussed in this Quarterly Report on Form 10-Q are forward–looking statements and may be identified by the use of words such as "believe," "expect," "anticipate," "plan," "estimate," "intend" and "potential." Such statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. A variety of factors could cause the Company's actual results to differ materially from the anticipated results expressed in such forward–looking statements, including, among other things, general economic conditions, acquisitions and development of new businesses, product availability, sales volumes, profit margins, weather, foreign currency fluctuation, availability of suitable real estate locations, and the impact of labor markets and new product introductions on the Company's overall profitability. Readers should review the Company's Current Report on Form 8-K filed on May 16, 2001, that describes additional important factors that could cause actual results to differ materially from those contemplated by the forward–looking statements made in this Quarterly Report on Form 10-Q.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s operations are not currently subject to material market risks for interest rates, foreign currency rates, commodity prices or other market price risks.

PART II – OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K:

a.          Exhibits:

None

b.          Reports on Form 8-K:

(1)      Announcement of the issuance of a press release in connection with its earnings release for the second quarter ended September 1, 2001, filed on September 19, 2001.

(2)      Announcement of the consummation of the acquisition of Future Shop Ltd. filed on November 7, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                          BEST BUY CO., INC.

                                                                                                          (Registrant)

Date: January 7, 2002	By:	/s/ Darren R. Jackson
Darren R. Jackson
Senior Vice President - Finance, Treasurer
and Chief Financial Officer
(principal financial and accounting officer)