Form 10-K
period 2002-03-02
BEST BUY CO INC
filed 2002-05-30
CIK 764478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 2, 2002.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-9595

BEST BUY CO., INC.

(Exact Name of Registrant as Specified in its Charter)

Minnesota	41-0907483
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7075 Flying Cloud Drive
Eden Prairie, Minnesota	55344
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number (including area code): 952-947-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.10 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

The aggregate market value of voting stock held by non-affiliates of the Registrant on May 3, 2002, was approximately $12.700 billion, based on the closing price of $48.07 per share of Common Stock (adjusted for a three-for-two stock split on May 10, 2002) as reported on the New York Stock Exchange-Composite Index. (Voting stock held by the Registrant’s directors and executive officers is excluded). On that date, there were 320,568,397 shares of Common Stock, as adjusted for the stock split, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Annual Report to Shareholders for the year ended March 2, 2002 (“Annual Report”), are incorporated by reference into Parts I and II.

Portions of the Registrant’s Proxy Statement dated June 5, 2002, for the regular meeting of shareholders to be held on June 25, 2002 (“Proxy Statement”), are incorporated by reference into Part III.

Section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended, provide a “safe harbor” for forward–looking statements to encourage companies to provide prospective information about their companies. With the exception of historical information, the matters discussed in this annual report are forward–looking statements and may be identified by the use of words such as “believe,” “expect,” “anticipate,” “plan,” “estimate,” “intend” and “potential.” Such statements reflect our current view with respect to future events and are subject to certain risks, uncertainties and assumptions. A variety of factors could cause our actual results to differ materially from the anticipated results expressed in such forward–looking statements, including, among other things, general economic conditions, acquisitions and development of new businesses, product availability, sales volumes, profit margins, weather, foreign currency fluctuation, availability of suitable real estate locations, and the impact of labor markets and new product introductions on our overall profitability. Readers should review our Current Report on Form 8-K filed May 16, 2001, which describes additional important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements made in this annual report on Form 10-K.

PART I

ITEM 1. BUSINESS

Overview

We are North America’s No. 1 specialty retailer of consumer electronics, personal computers, entertainment software and appliances with revenues for our fiscal year ended March 2, 2002, of $19.6 billion. We operate retail stores and commercial Web sites under the brand names Best Buy (BestBuy.com), Media Play (MediaPlay.com), On Cue (OnCue.com), Sam Goody (SamGoody.com), Suncoast (Suncoast.com), Magnolia Hi-Fi (MagnoliaHiFi.com) and Future Shop (FutureShop.ca).

We began in 1966 as an audio components retailer, and in the early 1980s, with the introduction of the videocassette recorder, expanded into video products. In 1983, we revised our marketing strategy and began using mass-merchandising techniques, which included offering a wider variety of products and operating stores under a “superstore” concept. In 1989, we dramatically changed our method of retailing by introducing a self-service, noncommissioned, discount–style store concept designed to give the customer more control over the purchasing process. The Best Buy store concept, now employed in 481 stores across the United States, has continued to evolve to include more interactive displays and, for certain products, a higher level of customer service, with the latest version including a more effective labor model and improved merchandising. In fiscal 2000, we introduced a small–market Best Buy store concept that serves communities of generally less than 200,000 people and offers merchandise in the same product categories as larger stores, with a product assortment tailored to each respective community. In fiscal 2001, we re-launched Best Buy stores online shopping site, BestBuy.com. Our clicks-and-mortar strategy is designed to empower consumers to research and purchase products seamlessly across the Best Buy retail environment — online or in retail stores. The online site offers products in all of Best Buy stores’ principal product categories except appliances.

In the fourth quarter of fiscal 2001, we acquired the common stock of Magnolia Hi-Fi, Inc. for $88 million in cash, including transaction costs, and the common stock of Musicland Stores Corporation for $425 million, including transaction costs, plus long-term debt valued at $271 million. Magnolia Hi-Fi is a Seattle-based, high-end retailer of audio and video products that operates 13 stores in Washington, Oregon and California. We believe Magnolia Hi-Fi has expansion potential of up to 150 stores nationwide. However, prior to pursuing an aggressive growth strategy, we believe we must refine the store concept and broaden the scope of products and services currently offered at Magnolia Hi-Fi. Musicland is one of the largest national retailers of movies, prerecorded music, video games and other entertainment–related products with 1,321 stores in 49 states, the District of Columbia, the Commonwealth of Puerto Rico and the Virgin Islands. Our intention is to enhance the Musicland business by improving the customer experience and diversifying the revenue mix, thereby boosting sales productivity and profitability. We also view Musicland’s small-market stores as an attractive growth opportunity. In the third quarter of fiscal 2002, we acquired the common stock of Future Shop Ltd. for $368 million, net of cash acquired, including transaction costs. Future Shop, which currently operates 95 stores, is Canada’s largest consumer electronics retailer and offers product categories similar to that at Best Buy stores. We acquired Future Shop to further our expansion plans, leverage our expertise in consumer electronics retailing and increase shareholder value. The acquisition marked our initial expansion into international operations. Additional information regarding our acquisitions is included in note 2 of the Notes to Consolidated Financial Statements on page 41 of our Annual Report, contained in exhibit 13.1 to this report, and is incorporated herein by reference.

Our vision is to make life fun and easy. Our business strategy is to bring technology and consumers together in a retail environment that focuses on educating consumers on the features and benefits of technology and entertainment while maximizing overall profitability. We believe our stores offer consumers meaningful advantages in store environment, product value, selection and service, all of which further our objective of achieving a significant market share in the markets we serve. The acquisitions of Musicland, Magnolia Hi-Fi and Future Shop give us access to new distribution channels, more customer visits and the ability to leverage Best Buy stores’ core competencies with their operations. We also expect additional benefits from the cross merchandising of products and information sharing across our distribution channels.

Operating Segments

We currently operate three segments: Best Buy, Musicland and International. Best Buy is primarily a specialty retailer of consumer electronics, home office equipment, entertainment software and appliances. Also included in the Best Buy segment is Seattle-based Magnolia Hi-Fi, a high-end retailer of audio and video products. The Musicland segment is primarily a mall-based retailer of movies, prerecorded music, video games and other entertainment-related products. The International segment consists of Future Shop, a specialty retailer of consumer electronics, home office equipment, entertainment software and appliances with operations in Canada.

The following table reconciles stores open at the end of fiscal 2001 to the number of stores open at the end of the fiscal 2002:

	Total Stores End of Fiscal 2001	Stores Acquired Fiscal 2002	Stores Opened Fiscal 2002	Stores Closed Fiscal 2002	Total Stores End of Fiscal 2002
Best Buy:
Best Buy Stores	419	—	62	—	481
Magnolia Hi-Fi	13	—	—	—	13
Musicland	1,309	—	51	39	1,321
International*	—	91	4	—	95
Total	1,741	91	117	39	1,910

* The International segment consists of Future Shop stores. Future Shop was acquired in the third quarter of fiscal 2002.

Additional information regarding our operating segments is presented in Management’s Discussion and Analysis of Results of Operations and Financial Condition beginning on page 20 of our Annual Report, contained in exhibit 13.1 to this report, and is incorporated herein by reference. In addition, selected operating segment financial data is included in note 8 of the Notes to Consolidated Financial Statements beginning on page 52 of our Annual Report, contained in exhibit 13.1 to this report, and is incorporated herein by reference.

Best Buy Segment

Additional information regarding our Best Buy operating segment is included in Management’s Discussion and Analysis of Results of Operations and Financial Condition beginning on page 20 of our Annual Report, contained in exhibit 13.1 to this report, and is incorporated herein by reference. In addition, selected Best Buy segment financial data is included in note 8 of the Notes to Consolidated Financial Statements beginning on page 52 of our Annual Report, contained in exhibit 13.1 to this report, and is incorporated herein by reference.

Best Buy Stores

Overview

At the end of fiscal 2002, we operated 481 Best Buy stores in 44 states. The stores average 44,900 retail square feet and produce average annual sales of approximately $38 million. Best Buy stores collectively represent 21.6 million retail square feet, or 67% of our total retail square footage. During fiscal 2002, we launched our latest store concept, which features flexible architecture, improved merchandising, faster checkout, better product adjacencies and a more efficient labor model. Most new Best Buy stores opened in fiscal 2003 are expected to incorporate the features of this latest store format.

The following table reconciles Best Buy stores open at the beginning and end of each of the last five fiscal years:

Fiscal Year	Stores Opened	Stores Closed	Total Stores At End of Fiscal Year
Balance Forward	n.a.	n.a.	272
1998	13	1	284
1999	28	1	311
2000	47	1	357
2001	62	—	419
2002	62	—	481

Merchandise

Best Buy stores generally offer merchandise in five product categories: consumer electronics, home office, entertainment software, appliances and “other” products. Consumer electronics, Best Buy’s largest category, based on revenues, consists of video and audio equipment. Video products include television sets, DVD players, cameras, camcorders, VCRs and digital broadcast satellite systems. Audio products include car stereos, portable audio equipment, home theater audio systems, audio components, shelf systems and speakers. The home office category includes desktop and notebook computers and related peripheral equipment, telephones, wireless communication devices and personal digital assistants. Entertainment software products include compact discs, video game hardware and software, DVD and VHS movies, and computer software. The appliance category includes major appliances such as washers, dryers, ranges, refrigerators, freezers and dishwashers, as well as vacuums, microwaves and housewares. The “other” product category includes extended service contracts, blank recording media, furniture, and other miscellaneous products such as batteries, business cases and storage products.

The following table presents Best Buy stores’ sales, by category, as a percentage of total Best Buy stores’ sales:

Product Category	Percentage of Total Sales Fiscal 2002	Percentage of Total Sales Fiscal 2001	Percentage of Total Sales Fiscal 2000
Consumer Electronics	33%	33%	30%
Home Office	31%	34%	35%
Entertainment Software	22%	19%	19%
Appliances	6%	7%	8%
Other	8%	7%	8%

Operations

Best Buy stores follow standardized and detailed operating procedures called Standard Operating Platform (SOP). The SOP includes procedures for inventory management, transaction processing, customer relations, store administration, product sales and merchandise display.

Best Buy store operations are organized into three divisions. Each division is divided into regions and is under the supervision of a senior vice president who oversees store performance through regional vice presidents. Regional vice presidents have responsibility for a number of districts within their respective region. District managers monitor store operations closely and meet regularly with store managers to discuss merchandising, new product introductions, sales promotions, customer loyalty programs, employee satisfaction surveys and store operating performance. Similar meetings are conducted at the corporate level with divisional and regional management. A senior vice president of retail operations has overall responsibility for retail store processing and operations including labor management. Each district also has a loss prevention manager, with product security personnel employed at each store to control inventory shrinkage. Advertising, merchandise buying and pricing, and inventory policies for Best Buy stores are centrally controlled.

Best Buy stores are open seven days a week for approximately 73 hours a week. A store is typically staffed by one manager and four to five assistant managers. The average staff ranges from 65 to 150 people, depending on store size and sales volume.

Distribution

Generally, merchandise is shipped to Best Buy stores from six distribution centers located in California, Georgia, Minnesota, Ohio, Oklahoma and Virginia. Best Buy stores also currently operate a dedicated distribution center for entertainment software in Minnesota. In fiscal 2004, we expect to open an additional general distribution center in upstate New York. The majority of Best Buy stores’ merchandise, except for major appliances and large-screen televisions, is shipped directly from manufacturers to a distribution center. Major appliances and large-screen televisions are shipped to satellite warehouses in each major market. Best Buy stores are dependent upon the distribution centers for inventory storage and shipment of most merchandise. However, in order to meet release dates for selected products and to improve inventory management, certain merchandise is shipped directly to the stores from manufacturers and distributors. We believe distribution centers can most effectively service Best Buy stores within a 600 to 700-mile radius and that our current distribution centers, and the planned addition of the New York distribution center in fiscal 2004, will accommodate expansion plans for the next several years. On average, Best Buy stores receive product shipments two or three times a week depending on sales volume. Generally, e-commerce merchandise sales are either picked up at Best Buy retail stores, or fulfilled through the distribution centers.

Seasonality

Similar to many retailers, Best Buy stores’ business is seasonal. Revenues and earnings are typically greater during the second half of the fiscal year, which includes the holiday selling season.

Competition

Best Buy stores’ industry is highly competitive. Best Buy stores compete nationally against other consumer electronics retailers, specialty home office retailers, mass merchants, home improvement superstores, entertainment software superstores, electronics boutiques and a growing number of direct-to-consumer alternatives. Best Buy stores also compete against independent dealers, regional chain discount stores, wholesale clubs, mail-order and Internet retailers, video rental stores and other specialty retail stores. Mass merchandisers continue to increase their assortment of consumer electronics products—primarily those that are less complex to sell, install and operate. Similarly, large home improvement retailers are expanding their assortment of appliances. In addition, consumers are increasingly downloading entertainment and computer software directly via the Internet.

We believe Best Buy stores’ formats and brand marketing strategies distinguish them from most competitors by positioning Best Buy retail stores as the destination for new technology and entertainment products in a fun, informative and no-pressure shopping environment. Best Buy stores compete by aggressively advertising and emphasizing a broad product assortment, value pricing and financing alternatives. In addition, we believe our e-commerce operations, coupled with the knowledgeable sales associates and service capabilities of Best Buy retail stores, have effectively positioned us to compete successfully despite an increasingly competitive environment.

Magnolia Hi-Fi

Overview

In the fourth quarter of fiscal 2001, we acquired Magnolia Hi-Fi, a retailer of high-end consumer electronics, founded in Seattle in

1954. At the end of fiscal 2002, Magnolia Hi-Fi operated 13 stores in Washington, Oregon and California that average 10,200 retail square feet and generate average annual sales per store of $7.6 million. Collectively, Magnolia Hi-Fi stores represent approximately 133,000 retail square feet, less than 1% of our total retail square footage.

The following table reconciles Magnolia Hi-Fi stores open at the beginning and end of each fiscal year since the date of acquisition:

Fiscal Year	Stores Opened	Stores Closed	Total Stores At End of Fiscal Year
Balance Forward*	n.a.	n.a.	13
2002	—	—	13

*As of the date of acquisition, December 15, 2000.

Merchandise

Magnolia Hi-Fi stores offer audio and video systems for homes, automobiles and businesses, as well as certain consumer electronics and wireless communication devices. Magnolia Hi-Fi also operates a state-of-the-art design center, as well as in-house repair and installation departments. In addition, Magnolia Hi-Fi provides custom home and car installation services.

The following table presents Magnolia Hi-Fi sales, by category, as a percentage of total Magnolia Hi-Fi sales:

Product Category	Percentage of Total Sales Fiscal 2002
Consumer Electronics	80%
Home Office	4%
Accessories	6%
Other	10%

Operations

Magnolia Hi-Fi stores are typically managed by a store manager, an audio/video sales manager and a mobile electronics sales manager. Most Magnolia Hi–Fi stores are open seven days a week for 65 to 75 hours a week. Depending on an individual store’s volume, store staffing includes 10 to 28 commissioned sales personnel, two to six commissioned mobile electronic installers, and two to 11 digital product sales personnel, cashiers and warehouse personnel. Advertising, merchandise buying and pricing, and inventory policies for Magnolia Hi-Fi stores are centrally controlled.

Distribution

Magnolia Hi-Fi’s merchandise inventory is received and warehoused at its distribution center in Washington as well as a regional warehouse in California. All inventory is bar coded and scanned to ensure accurate inventory tracking. In addition, a computerized inventory replenishment program is used to maintain optimal inventory levels at each retail store location. Merchandise is delivered to retail stores an average of four times each week, via Magnolia Hi-Fi’s in-house distribution system.

Seasonality

Similar to many retailers, Magnolia Hi-Fi’s business is seasonal. Revenues and earnings are typically greater during the second half of the fiscal year, which includes the holiday selling season.

Competition

Magnolia Hi-Fi competes with a variety of national, regional and local retailers, including large consumer electronics superstores, mass merchants and small specialty stores.

Magnolia Hi-Fi has positioned itself between large mass merchants and high-end specialty boutiques. We believe Magnolia Hi-Fi’s superior-quality product offerings, its extensively trained sales staff and its focus on exceptional customer service both before and after the sale, in combination with the leveraging of Best Buy stores’ core competencies, effectively position Magnolia Hi-Fi to meet current and future competitive challenges.

Musicland Segment

Overview

Musicland, which was acquired in the fourth quarter of fiscal 2001, is one of the largest national retailers of movies, prerecorded music, video games and other entertainment–related products. Its mall-based stores include the Sam Goody and Suncoast brands. In addition, Musicland operates small-market On Cue stores and metropolitan, large–format Media Play stores. At the end of fiscal 2002, Musicland operated 1,321 stores in 49 states, the District of Columbia, the Commonwealth of Puerto Rico and the Virgin Islands, with 8.8 million total retail square feet, or approximately 27% of our total retail square footage. Additional information regarding our

Musicland operating segment is included in Management’s Discussion and Analysis of Results of Operations and Financial Condition beginning on page 24 of our Annual Report, contained in exhibit 13.1 to this report, and is incorporated herein by reference. In addition, selected Musicland segment financial data is included in note 8 of the Notes to Consolidated Financial Statements beginning on page 52 of our Annual Report, contained in exhibit 13.1 to this report and, is incorporated herein by reference.

The following is a general overview of Musicland’s four retail store concepts:

Sam Goody - Sam Goody stores are predominantly located in malls and average approximately 4,800 retail square feet, although they range in size from 1,000 to 30,000 square feet. At the end of fiscal 2002, we operated 615 Sam Goody stores in 48 states, the District of Columbia, the Commonwealth of Puerto Rico and the Virgin Islands. The total retail square footage of Sam Goody stores was approximately 3.0 million square feet, or 9% of our total retail square footage. Sam Goody stores average approximately $1.2 million in annual revenues per location.

Suncoast - Suncoast stores are mall-based and average approximately 2,400 retail square feet. At the end of fiscal 2002, there were 398 Suncoast stores in 47 states, the District of Columbia and the Commonwealth of Puerto Rico. The total retail square footage of Suncoast stores was approximately 1.0 million square feet, or 3% of our total retail square footage. Suncoast stores average approximately $1.1 million in annual revenues per location.

On Cue - On Cue stores are located in small or rural cities, generally with populations of 10,000 to 30,000, and average approximately 6,100 retail square feet. At the end of fiscal 2002, we operated 232 On Cue stores in 32 states with total retail square footage of approximately 1.4 million square feet, or 4% of our total retail square footage. On Cue stores average approximately $700,000 in annual revenues per location. In fiscal 2003, we announced plans to begin changing the name of On Cue stores to the Sam Goody name as the result of brand recognition research we conducted during fiscal 2002.

Media Play - Media Play is a superstore format retailer located in metropolitan markets. Media Play stores are operated primarily in freestanding and strip mall locations in urban and suburban areas and average approximately 45,000 retail square feet. At the end of fiscal 2002, we operated 76 Media Play stores in 19 states with total retail square footage of approximately 3.4 million, or 11% of our total retail square footage. Media Play stores average approximately $7.3 million in annual revenues per location.

The following table reconciles Musicland stores open at the beginning and end of each fiscal year since the date of acquisition:

Fiscal Year	Stores Opened	Stores Closed	Total Stores At End of Fiscal Year
Balance Forward*	n.a.	n.a.	1,309
2002	51	39	1,321

*As of the date of acquisition, January 31, 2001.

Merchandise

The following is an overview of the merchandise offered at each of Musicland’s four retail store concepts:

Sam Goody - Sam Goody stores generally offer music entertainment products such as compact discs, DVD’s, audiocassettes, music and movie videos, sheet music, music-inspired apparel, posters and other music-related accessories. In fiscal 2002, we launched a new mix of products in Sam Goody stores. We doubled the assortment of DVD movies and introduced video gaming, categories that carry lower profit margins but are expected to generate higher sales growth. We also expanded our assortment of hardware products that play music and movies, a natural extension of Sam Goody’s principal product offerings.

Suncoast - Suncoast stores feature newly released and classic movies, special interest videos and video recordings of popular TV shows. Complementary products include apparel, posters and other products inspired by new releases, as well as blank videotapes, storage cases and other video-related accessories.

On Cue - On Cue stores provide a wide assortment of entertainment products including movies, music, books, computer software, electronics, video games and related products.

Media Play - Media Play offers a large assortment of entertainment products including movies, music, books, computer software, video games, electronics, musical instruments and toys.

The following table presents Musicland sales, by category, as a percentage of total Musicland sales:

Product Category	Percentage of Total Sales Fiscal 2002
Music	41%
Movies	35%
Gaming	6%
Other	18%

Operations

Sam Goody, Suncoast and On Cue stores are typically managed by a store manager and an assistant manager. Media Play stores are typically managed by a general manager, an assistant general manager and three to five department managers. Most Musicland stores are open from 65 to 80 hours per week, seven days a week, depending on mall hours. Store staffing levels fluctuate with the size of the store and anticipated sales volume. Advertising, merchandise buying and pricing, and inventory policies for Musicland stores are centrally controlled.

Distribution

The majority of Musicland’s inventory is shipped from its distribution center located in Indiana. From time to time, in order to meet release dates for selected products and to improve inventory management, certain merchandise is shipped directly to the stores from manufacturers and distributors.

Seasonality

Similar to many retailers, Musicland’s business is seasonal. Revenues and earnings are typically greater during the second half of the fiscal year, which includes the holiday selling season.

Competition

Musicland’s industry is highly competitive. Increased downloading of entertainment and computer software directly via the Internet, the progression of CD recording technology and slumping music sales have all led to more intense competitive conditions. The industry has begun to test various copy-protection techniques as a potential means to mitigate the impact of CD recording technology advancements. Musicland retail stores also compete with specialty retail chains, mass merchants, bookstores and consumer electronics stores, as well as video rental stores, mail order clubs and various Internet-based retailers.

We believe that Musicland’s convenience-based strategy, service levels and broad product assortment, in combination with the leveraging of Best Buy stores’ core competencies and the re-merchandising strategy, position Musicland to meet current and future competitive challenges.

International Segment

Overview

At the end of fiscal 2002, we operated 95 Future Shop stores in 10 Canadian provinces. The stores average 20,200 retail square feet and produce average annual sales of approximately $15.3 million per store. Future Shop stores collectively represent 1.9 million retail square feet, or 6% of our total retail square footage. Reference is made to Part II, Item 7A., “Quantitative and Qualitative Disclosures About Market Risk,” of this report for a discussion regarding risks associated with foreign operations.

The International segment was established in connection with our acquisition of Future Shop in November of fiscal 2002. At the end of fiscal 2002, Future Shop operated 95 stores and was Canada’s largest consumer electronics retailer. Additional information regarding our International operating segment is included in Management’s Discussion and Analysis of Results of Operations and Financial Condition beginning on page 25 of our Annual Report, contained in exhibit 13.1 to this report, and is incorporated herein by reference. In addition, selected International segment financial data is included in note 8 of the Notes to Consolidated Financial Statements on page 52 of our Annual Report, contained in exhibit 13.1 to this report, and is incorporated herein by reference.

The following table reconciles Future Shop stores open at the beginning and end of each fiscal year since the date of acquisition:

Fiscal Year	Stores Opened	Stores Closed	Total Stores At End of Fiscal Year
Balance Forward*	n.a.	n.a.	91
2002	4	—	95

*As of the date of acquisition, November 4, 2001.

Merchandise

Future Shop stores offer a large assortment of home office equipment, consumer electronics, entertainment software and appliances. Home office equipment includes products such as desktop and notebook computers and related peripheral equipment, telephones, wireless communication devices and personal digital assistants. Consumer electronics include products such as television sets, DVD players, cameras, camcorders, VCRs and digital broadcast satellite systems. Entertainment software includes products such as compact discs, video game hardware and software, DVD and VHS movies and computer software. Appliances include major appliances such as washers, dryers, ranges, refrigerators, freezers and dishwashers, as well as vacuums, microwaves and housewares.

The following table presents Future Shop sales, by category, as a percentage of total sales:

Product Category	Percentage of Total Sales Fiscal 2002*
Home Office	39%
Consumer Electronics	34%
Entertainment Software	17%
Appliances	4%
Other	6%

* Since date of acquisition on November 4, 2001

Operations

Future Shop stores use a standardized operating system. The operating system includes procedures for inventory management, transaction processing, customer relations, store administration, staff training and performance appraisal as well as merchandise display. Advertising, merchandise buying and pricing, and inventory policies for Future Shop stores are centrally controlled.

Future Shop’s store operations are organized into three divisions, each headed by a vice president. Each vice president has several regional managers who closely monitor store operations and meet regularly with store managers to review management and staff training programs, as well as customer feedback and requests, store operating performance and other matters. Meetings involving store management, product managers, advertising, financial and administrative staff, as well as senior regional and global headquarters personnel, are held quarterly to review operating results and to establish future objectives.

Future Shop stores are typically open seven days a week for approximately 60 to 75 hours a week. A typical store is staffed by a general manager, several department sales managers, a customer service manager and 35 to 45 associate staff, depending on store size and sales volume.

Distribution

The majority of Future Shop’s merchandise, exclusive of appliances, is shipped directly from suppliers to distribution centers in British Columbia and Ontario. Future Shop uses contract carriers to ship merchandise from the distribution centers to retail stores. Appliance sales are fulfilled by the distribution centers or by a contracted third-party distributor. Future Shop stores are dependent upon the distribution centers for inventory storage and shipment of most merchandise. However, in order to meet release dates for selected products, and to improve inventory management, certain merchandise is shipped directly to the stores from manufacturers and distributors. While Future Shop stores typically receive product shipments twice a week, shipments are accelerated during high sales volume periods.

Seasonality

Similar to many retailers, Future Shop’s business is seasonal. Revenues and earnings are typically greater during the second half of the fiscal year, which includes the holiday selling season.

Competition

Future Shop’s industry is highly competitive. Future Shop competes against a variety of Canadian retailers, including major department stores, independent consumer electronics and appliance dealers, mail order distributors, discount stores, warehouse clubs and superstores. In addition, Future Shop competes with Internet-based retailers in Canada and the United States. Mass merchandisers continue to increase their assortment of consumer electronics products—primarily those that are less complex to sell, install and operate. Similarly, large home improvement retailers are expanding their assortment of appliances. In addition, Canadian consumers are increasingly downloading entertainment and computer software directly via the Internet.

We believe Future Shop’s low price leadership, large product assortment and focus on customer service in combination with the leveraging of Best Buy stores’ core competencies, effectively position Future Shop to meet current and future competitive conditions.

Our Employees

At the end of fiscal 2002, we employed approximately 94,000 full-time, part-time and seasonal employees across all of our operating segments.  There are currently no collective bargaining agreements covering any of our employees with the exception of unions that represent hourly employees at 13 Musicland stores. We have not experienced a strike or work stoppage and we believe that we have favorable employee relations.

ITEM 2. PROPERTIES

Stores, Distribution Centers and Corporate Facilities

Best Buy, Musicland, Future Shop and Magnolia Hi-Fi geographic store locations are included on page 60 of our Annual Report, contained in Exhibit 13.1 to this report, and are incorporated herein by reference.

Best Buy Segment

Best Buy Stores

At the end of fiscal 2002, we operated 481 Best Buy stores totaling approximately 21.6 million retail square feet.

Best Buy stores are serviced by the following major distribution centers:

Location	Square Footage	Owned or Leased
Findlay, Ohio	1,024,000	Leased
Staunton, Virginia	725,000	Leased
Dublin, Georgia	742,000	Owned
Dinuba, California	644,000	Owned
Ardmore, Oklahoma	440,000	Leased
Bloomington, Minnesota	425,000	Leased
Edina, Minnesota (entertainment software)	245,000	Leased

In addition, Best Buy stores lease space in 20 satellite warehouses in major metropolitan markets for home delivery of major appliances and large–screen televisions. Best Buy stores utilize approximately 2.5 million square feet in these warehouses. In fiscal 2004, we expect to open an additional distribution center in upstate New York.

Best Buy Co., Inc.’s principal corporate offices are in two owned facilities aggregating 540,000 square feet in Eden Prairie, Minnesota. In addition to owning these two facilities, we lease an additional 550,000 square feet of office space in close proximity to the main corporate office facility. In fiscal 2002, construction commenced on a new corporate campus in Richfield, Minnesota. The new corporate campus, which will replace existing owned and leased corporate office facilities, is expected to be completed in fiscal 2003.

Magnolia Hi-Fi

At the end of fiscal 2002, we operated 13 Magnolia Hi-Fi stores totaling approximately 133,000 retail square feet.

Magnolia Hi-Fi leases an 80,000 square-foot distribution, warehouse and office facility in Kent, Washington, of which approximately 54,000 square feet are used for distribution and warehouse operations, with the remainder dedicated to a service department and corporate administrative functions. In addition, Magnolia Hi-Fi utilizes a 13,000 square-foot leased regional warehouse in Hayward, California.

Musicland Segment

At the end of fiscal 2002, we operated 1,321 Musicland stores totaling approximately 8.8 million retail square feet.

Musicland’s stores are serviced by a 715,000 square-foot owned distribution facility in Franklin, Indiana.

Musicland’s corporate offices are located in a 94,000 square-foot owned facility in Minnetonka, Minnesota. Musicland will be headquartered in Richfield, Minnesota upon the expected completion of the new corporate campus in fiscal 2003.

International Segment

At the end of fiscal 2002, we operated 95 Future Shop stores totaling approximately 1.9 million square feet.

Future Shop leases two distribution centers located in Delta, British Columbia and Brampton, Ontario. Substantially all of Future Shop’s merchandise, other than appliances, is distributed from these two distribution centers, which total 288,000 square feet and 418,000 square feet, respectively. Appliance sales in western Canada are fulfilled by the distribution center in British Columbia; however, Future Shop contracts with a third-party distributor to warehouse and ship appliance inventory in other parts of Canada, primarily Ontario and Alberta.

Future Shop’s corporate offices are located in a 141,000 square-foot leased facility in Burnaby, British Columbia.

Operating Leases

Essentially all retail stores and most distribution facilities are leased. Terms of the lease agreements generally range from three to 20 years. Most of the leases contain renewal options and escalation clauses. Additional information regarding operating leases is included in note 5 of the Notes to Consolidated Financial Statements beginning on page 49 of our Annual Report, contained in exhibit 13.1 to this report, and is incorporated herein by reference.

ITEM 3. LEGAL PROCEEDINGS

We are involved in various legal proceedings arising during the normal course of conducting business. The resolution of those proceedings is not expected to have a material impact on our results of operations and financial condition.

Our Executive Officers are as follows:

Name	Age	Position With the Company	Years With the Company
Richard M. Schulze	61	Founder, Chairman and Chief Executive Officer	36
Bradbury H. Anderson	52	Vice Chairman	29
Allen U. Lenzmeier	58	President and Chief Operating Officer	18
Brian J. Dunn	42	Executive Vice President — Retail Sales	17
Michael A. Linton	45	Executive Vice President and Chief Marketing Officer	3
Marc D. Gordon	41	Executive Vice President and Chief Information Officer	4
Darren R. Jackson	37	Executive Vice President — Finance and Treasury, and Chief Financial Officer	2
Michael P. Keskey	47	President — Best Buy Stores	14
Michael London	53	Executive Vice President and General Merchandise Manager	6
George Z. Lopuch	51	Executive Vice President — Strategic Planning	5
Philip J. Schoonover	42	Executive Vice President — Business Development	8
John C. Walden	42	Executive Vice President — Human Capital and Leadership	3

Richard M. Schulze has been an officer and director from our inception in 1966 and currently is Chairman of the Board and Chief Executive Officer. Effective June 30, 2002, Mr. Schulze will relinquish the duties of Chief Executive Officer while continuing to serve as Chairman of the Board. Mr. Schulze is also a trustee of the University of St. Thomas, a member of the Board of Overseers at the Carlson School of Management at the University of Minnesota and a director of Twin Cities Public Television, Inc.

Bradbury H. Anderson is currently our Vice Chairman, having previously served as President and Chief Operating Officer since April 1991. Mr. Anderson has been a director since 1986. Effective June 30, 2002, Mr. Anderson will assume the responsibilities of Chief Executive Officer. Mr. Anderson has been employed in various capacities with us since 1973.

Allen U. Lenzmeier was named President and Chief Operating Officer in March 2002. Mr. Lenzmeier has been a director since 2001. Mr. Lenzmeier joined us in 1984 as Vice President of Finance and Operations. He was named Senior Vice President in 1986, promoted to Chief Financial Officer and Executive Vice President in 1991, and then promoted to President of Best Buy Retail Stores in 2001. He is a national trustee for the Boys and Girls Clubs of the Twin Cities and serves on the Business Advisory Council at Minnesota State University.

Brian J. Dunn was named Executive Vice President — Retail Sales in March 2002. Mr. Dunn joined us in 1985 and has held positions as senior vice president, regional vice president, regional manger, district manager and store manager.

Marc D. Gordon was named Executive Vice President and Chief Information Officer in 2001. He is responsible for information systems, logistics and the legal department. Mr. Gordon joined us in 1998 and served as Senior Vice President - Information Systems and Chief Information Officer. Prior to that, Mr. Gordon had experience in the retail information systems area, most recently for West Marine Products, a West Coast–based specialty retailer/wholesaler of marine products. Mr. Gordon also served as senior manager with Accenture, a principal with a Boston management consulting firm and vice president of information systems with Timberland Company.

Darren R. Jackson was named Executive Vice President — Finance and Treasury, and Chief Financial Officer in April 2002. Mr. Jackson joined us in 2000 as Senior Vice President - Finance and Treasurer and was promoted to Chief Financial Officer in 2001. Prior to that, Mr. Jackson served as chief financial officer of the Full-line Store Division at Nordstrom, Inc. and as chief financial officer of Carson Pirie Scott & Co. Inc. A certified public accountant, Mr. Jackson has 13 years of experience in the retailing industry.

Michael P. Keskey was promoted to President of Best Buy Stores in February 2002. Mr. Keskey was promoted to Executive Vice President — Retail Sales in 2001. Prior to that, he had served as Senior Vice President — Retail Sales since 1997. Mr. Keskey joined us in 1988 and has held positions as Vice President — Sales, regional manager, district manager and store manager.

Michael A. Linton was promoted to Executive Vice President and Chief Marketing Officer in March 2002. Mr. Linton joined us in 1999 as Senior Vice President — Strategic Marketing. Prior to that, Mr. Linton held positions as vice president of marketing at Remington Products Corporation, vice president and general manager of a product category at James River Corporation and a general manager at Progressive Insurance. Mr. Linton began his career at The Proctor & Gamble Company in brand management.

Michael London was promoted to Executive Vice President and General Merchandise Manager in 2001. Prior to that, he served as Senior Vice President - General Merchandise. Mr. London joined us in 1996 as Vice President - General Merchandise. Prior to joining us, Mr. London was a senior vice president of NordicTrack, a division of the CML Group, Inc., and executive vice president for Central Tractor Farm & Country.

George Z. Lopuch was named Executive Vice President - Strategic Planning in 2001. Mr. Lopuch joined us in 1998 as Senior Vice President - Corporate Strategic Planning. Prior to that, Mr. Lopuch was a senior vice president of corporate strategic planning and research at SuperValu, Inc.

Philip J. Schoonover was named Executive Vice President — Business Development in February 2002. He was promoted to Executive Vice President of Digital Technology Solutions in February 2001 after having served for five years as Senior Vice President - Merchandising. Prior to joining us in 1995, Mr. Schoonover was an executive vice president for TOPS Appliance City.

John C. Walden was named Executive Vice President of Human Capital and Leadership in February 2002. Mr. Walden served as President of our Internet division, BestBuy.com, from 1999 to 2002. Prior to joining us Mr. Walden served as chief operating officer of Peapod, Inc., an Internet retailer of groceries. Mr. Walden has also held executive positions with Ameritech Corporation and Storage Technology Corporation, and practiced corporate and securities law with Sidley, Austin, Brown and Wood LLP.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information set forth under the caption “Common Stock Prices” on page 33 of the Annual Report is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

The information set forth under the caption “10-Year Financial Highlights” on pages 18 and 19 of the Annual Report for the years 1998 through 2002 is incorporated herein by reference.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The information given under the caption “Management’s Discussion and Analysis of Results of Operations and Financial Condition” on pages 20 through 33 of the Annual Report is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our debt is not subject to material interest rate volatility risk. The rates on a substantial portion of our debt may be reset, but not more than one percentage point higher than the current rates. If the rates on the debt were to be reset one percentage point higher, annual interest expense would increase by approximately $8 million. We do not manage the risk through the use of derivative instruments.

We have market risk arising from changes in foreign currency exchange rates as a result of our acquisition of Future Shop, in Canada, in November fiscal 2002. At this time, we do not manage the risk through the use of derivative instruments. A 10% adverse change would not have a significant impact on our results of operations or financial position.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this Item, listed below, are included in the Annual Report, contained in exhibit 13.1 to this report, on the pages indicated below and are expressly incorporated herein by this reference.

Page No.
Consolidated balance sheets as of March 2, 2002 and March 3, 2001	34-35
For the fiscal years ended March 2, 2002; March 3, 2001 and Feb. 26, 2000
Consolidated statements of earnings	36
Consolidated statements of cash flows	37
Consolidated statements of changes in shareholders’ equity	38
Notes to consolidated financial statements	39-54
Independent auditor’s report	55

Condensed Consolidating Financial Information

In fiscal 2002, we completed two private offerings of 20-year convertible debentures. The convertible debentures are guaranteed by Best Buy Stores, L.P., our wholly-owned subsidiary.  At March 2, 2002, a total of approximately $743 million related to these debentures was outstanding.

Additional information regarding the convertible debentures is included in note 3 of the Notes to Consolidated Financial Statements beginning on page 43 of the Annual Report, contained in exhibit 13.1 to this report, and is incorporated herein by reference.

The following tables present condensed consolidating balance sheets for the fiscal years ended March 2, 2002 and March 3, 2001, and condensed consolidating statements of earnings and cash flows for the fiscal years ended March 2, 2002; March 3, 2001 and February 26, 2000:

Condensed Consolidating Balance Sheets

As of March 2, 2002

$ in millions

	Best Buy Co., Inc.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$1,823	$29	$3	$—	$1,855
Receivables	207	—	42	(2)	247
Recoverable costs from developed properties	79	—	—	—	79
Merchandise inventories	—	1,711	549	(2)	2,258
Intercompany receivable	1,071	—	—	(1,071)	—
Intercompany note receivable	500	—	—	(500)	—
Other current assets	488	—	65	(381)	172
Total current assets	4,168	1,740	659	(1,956)	4,611

Net Property and Equipment	577	934	386	—	1,897

Goodwill, Net	—	—	773	—	773

Other Assets	69	11	14	—	94

Investments in Subsidiaries	1,045	—	—	(1,045)	—

Total Assets	$5,859	$2,685	$1,832	$(3,001)	$7,375

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$2,037	$—	$416	$(4)	$2,449
Accrued compensation and related expenses	81	71	101	—	253
Accrued liabilities	157	384	229	—	770
Accrued income taxes	—	445	187	(381)	251
Current portion of long-term debt	2	—	5	—	7
Intercompany payable	—	280	791	(1,071)	—
Intercompany note payable	—	500	—	(500)	—
Total current liabilities	2,277	1,680	1,729	(1,956)	3,730

Long-Term Liabilities	261	44	6	—	311

Long-Term Debt	800	—	13	—	813

Shareholders’ Equity	2,521	961	84	(1,045)	2,521

Total Liabilities and Shareholders’ Equity	$5,859	$2,685	$1,832	$(3,001)	$7,375

Condensed Consolidating Balance Sheets

As of March 3, 2001

$ in millions

	Best Buy Co., Inc.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$716	$27	$4	$—	$747
Receivables	198	—	11	—	209
Recoverable costs from developed properties	104	—	—	—	104
Merchandise inventories	48	1,313	406	—	1,767
Intercompany receivable	574	—	189	(763)	—
Intercompany note receivable	500	14	—	(514)	—
Other current assets	202	—	49	(149)	102
Total current assets	2,342	1,354	659	(1,426)	2,929

Net Property and Equipment	305	862	277	—	1,444

Goodwill, Net	—	—	385	—	385

Other Assets	48	12	22	—	82

Investments in Subsidiaries	1,013	—	—	(1,013)	—

Total Assets	$3,708	$2,228	$1,343	$(2,439)	$4,840

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$1,467	$—	$306	$—	$1,773
Accrued compensation and related expenses	119	—	35	—	154
Accrued liabilities	177	238	131	—	546
Accrued income taxes	—	170	106	(149)	127
Current portion of long-term debt	4	—	111	—	115
Intercompany payable	—	763	—	(763)	—
Intercompany note payable	14	500	—	(514)	—
Total current liabilities	1,781	1,671	689	(1,426)	2,715

Long-Term Liabilities	83	37	2	—	122

Long-Term Debt	22	—	159	—	181

Shareholders’ Equity	1,822	520	493	(1,013)	1,822

Total Liabilities and Shareholders’ Equity	$3,708	$2,228	$1,343	$(2,439)	$4,840

Condensed Consolidating Statements of Earnings

For the Fiscal Year Ended March 2, 2002

$ in millions

	Best Buy Co., Inc.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$3	$31,381	$3,117	$(14,904)	$19,597

Cost of goods sold	1	27,805	1,919	(14,558)	15,167

Gross profit	2	3,576	1,198	(346)	4,430

Selling, general and administrative expenses	86	2,827	925	(345)	3,493

Operating (loss) income	(84)	749	273	(1)	937

Net interest income (expense)	79	(63)	(17)	—	(1)

Equity in earnings of subsidiaries	574	—	—	(574)	—

Earnings (loss) before income tax expense	569	686	256	(575)	936

Income tax (benefit) expense	(1)	268	100	(1)	366

Net earnings (loss)	$570	$418	$156	$(574)	$570

Condensed Consolidating Statements of Earnings

For the Fiscal Year Ended March 3, 2001

$ in millions

	Best Buy Co., Inc.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$394	$14,696	$463	$(226)	$15,327

Cost of goods sold	178	11,911	201	(22)	12,268

Gross profit	216	2,785	262	(204)	3,059

Selling, general and administrative expenses	41	2,427	191	(204)	2,455

Operating income	175	358	71	—	604

Net interest income (expense)	139	(117)	15	—	37

Equity in earnings of subsidiaries	202	—	—	(202)	—

Earnings (loss) before income tax expense	516	241	86	(202)	641

Income tax expense	120	92	33	—	245

Net earnings (loss)	$396	$149	$53	$(202)	$396

Condensed Consolidating Statements of Earnings

For the Fiscal Year Ended February 26, 2000

$ in millions

	Best Buy Co., Inc.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$365	$12,129	$188	$(188)	$12,494

Cost of goods sold	189	9,912	16	(16)	10,101

Gross profit	176	2,217	172	(172)	2,393

Selling, general and administrative expenses	78	1,938	10	(172)	1,854

Operating income	98	279	162	—	539

Net interest income (expense)	107	(96)	13	—	24

Equity in earnings of subsidiaries	221	—		(221)	—

Earnings (loss) before income tax expense	426	183	175	(221)	563

Income tax expense	79	70	67	—	216

Net earnings (loss)	$347	$113	$108	$(221)	$347

Condensed Consolidated Statements of Cash Flows

For the Fiscal Year Ended March 2, 2002

$ in millions

	Best Buy Co., Inc.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total cash provided by operating activities	$570	$710	$298	$—	$1,578

Investing activities
Additions to property and equipment	(302)	(239)	(86)	—	(627)
Acquisitions of businesses, net of cash acquired	—	—	(368)	—	(368)
Other, net	24	—	6	—	30
Total cash used in investing activities	(278)	(239)	(448)	—	(965)

Financing activities
Long-term debt payments	(7)	—	(272)	—	(279)
Issuance of common stock	48	—	—	—	48
Net proceeds from issuance of long-term debt	726	—	—	—	726
Change in intercompany receivable/payable	48	(469)	421	—	—
Total cash provided by (used in) financing activities	815	(469)	149	—	495

Increase (decrease) in cash and cash equivalents	1,107	2	(1)	—	1,108
Cash and cash equivalents at beginning of year	716	27	4	—	747
Cash and cash equivalents at end of year	$1,823	$29	$3	$—	$1,855

Condensed Consolidated Statements of Cash Flows

For the Fiscal Year Ended March 3, 2001

$ in millions

	Best Buy Co., Inc.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total cash provided by operating activities	$495	$264	$49	$—	$808

Investing activities
Additions to property and equipment	(143)	(491)	(24)	—	(658)
Acquisitions of businesses, net of cash acquired	—	—	(326)	—	(326)
Investment in subsidiaries	(513)			513	—
Other, net	(47)	(1)	2	—	(46)
Total cash used in investing activities	(703)	(492)	(348)	513	(1,030)

Financing activities
Long-term debt payments	(15)	—	(2)	—	(17)
Issuance of common stock	235	—	—	—	235
Investment by parent	—	—	513	(513)	—
Change in intercompany receivable/payable	(2)	210	(208)	—	—
Total cash provided by (used in) financing activities	$218	210	303	(513)	218

Increase (decrease) in cash and cash equivalents	10	(18)	4	—	(4)
Cash and cash equivalents at beginning of year	706	45	—	—	751
Cash and cash equivalents at end of year	$716	$27	$4	$—	$747

Condensed Consolidated Statements of Cash Flows

For the Fiscal Year Ended February 26, 2000

$ in millions

	Best Buy Co., Inc.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total cash provided by (used in) operating activities	$834	$(54)	$(4)	$—	$776

Investing activities
Additions to property and equipment	(97)	(263)	(1)	—	(361)
Other, net	(30)	(11)	(14)	—	(55)
Total cash used in investing activities	(127)	(274)	(15)	—	(416)

Financing activities
Long-term debt payments	(20)	(10)	—	—	(30)
Issuance of common stock	32	—	—	—	32
Change in intercompany receivable/payable	(368)	349	19	—	—
Repurchase of common stock	(397)	—	—	—	(397)
Total cash (used in) provided by financing activities	(753)	339	19	—	(395)

(Decrease) increase in cash and cash equivalents	(46)	11	—	—	(35)
Cash and cash equivalents at beginning of year	752	34	—	—	786
Cash and cash equivalents at end of year	$706	$45	$—	$—	$751

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information provided under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Nominees and Directors” on pages 6 through 10 of the Proxy Statement is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information set forth under the caption “Executive Compensation” on pages 12 through 22 of the Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information provided under the caption “Security Ownership of Certain Beneficial Owners and Management” on pages 6 through 10 of the Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information found under the captions “Nominees and Directors” and “Certain Transactions” on pages 9 through 11 of the Proxy Statement is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)                                  The following documents are filed as part of this report:

1.                                       Financial Statements:

All financial statements as set forth under Item 8 of this Report.

2.                                       Supplementary Financial Statement Schedules:

Schedule II - Valuation and Qualifying Accounts

3.                                       Exhibits:

Number	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation, as amended	(3)
3.2	Amended and Restated By-Laws, as amended	(1,2,4,5,6,15)
4.1	Credit Agreement with U.S. Bank National Association dated March 21, 2002	(1)
4.2	Indenture by and among Best Buy Co., Inc. the subsidiary guarantors named therein and Wells Fargo Bank Minnesota, National Association, dated June 27, 2001	(16)
4.3	Indenture by and among Best Buy Co., Inc., Best Buy Stores, L.P. and Wells Fargo Bank Minnesota, National Association, dated January 15, 2002	(17)
10.1	1987 Employee Non-Qualified Stock Option Plan, as amended	(10)
10.2	1987 Directors’ Non-Qualified Stock Option Plan, as amended	(11)
10.3	1994 Full-Time Employee Non-Qualified Stock Option Plan, as amended	(11)
10.4	1997 Employee Non-Qualified Stock Option Plan, as amended	(9)
10.5	1997 Directors’ Non-Qualified Stock Option Plan, as amended	(12)
10.6	Best Buy Co., Inc. Deferred Compensation Plan, as amended	(14)
10.7	Resolutions of the Board of Directors adopting the EVA® Incentive Program for senior officers	(7)
10.8	2000 Restricted Stock Award Plan, as amended	(1)
10.9	The Assumed Musicland 1988 Stock Option Plan of Best Buy Co., Inc.	(13)
10.10	The Assumed Musicland 1992 Stock Option Plan of Best Buy Co., Inc.	(13)
10.11	The Assumed Musicland 1994 Stock Option Plan of Best Buy Co., Inc.	(13)
10.12	The Assumed Musicland 1998 Stock Incentive Plan of Best Buy Co., Inc.	(13)
12.1	Statements re: Computations of Ratios	(1)
13.1	2002 Annual Report to Shareholders	(1)
21.1	Subsidiaries of the Registrant	(1)
23.1	Consent of Ernst & Young LLP	(1)

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

(8)                                  Exhibit so marked was filed with the SEC on October 12, 1999, as an exhibit to Form 10-Q of Best Buy Co., Inc., and is incorporated herein by reference and made a part hereof.

(9)                                  Exhibit so marked was filed on August 20, 1998, as an exhibit to the Registration Statement on Form S-8 (Registration No. 333-61897) of Best Buy Co., Inc., and is incorporated herein by reference and made a part hereof.

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

(12)                            Exhibit so marked was filed with the SEC on January 11, 2000, as an exhibit to the Form 10-Q of Best Buy Co., Inc., and is incorporated herein by reference and made a part hereof.

(13)                            Exhibit so marked was filed with the SEC on February 23, 2001, as an exhibit to the Form S-8 (Registration No. 333-56146) of Best Buy Co., Inc., and is incorporated herein by reference and made a part hereof.

(14)                            Exhibit so marked was filed with the SEC on May 24, 2000, as an exhibit to the Form 10-K of Best Buy Co., Inc., and is incorporated herein by reference and made a part hereof.

(15)                            Exhibit so marked was filed with the SEC on June 1, 2001, as an exhibit to the Form 10-K of Best Buy Co., Inc., and is incorporated herein by reference and made a part hereof.

(16)                            Exhibit so marked was filed with the SEC on September 24, 2001, as an exhibit to the Registration Statement on Form S-3 (Registration No. 333-70060) of Best Buy Co., Inc., and is incorporated herein by reference and made a part hereof.

(17)                            Exhibit so marked was filed with the SEC on February 28, 2002, as an exhibit to the Registration Statement on Form S-3 (Registration No. 333-83562) of Best Buy Co., Inc., and is incorporated herein by reference and made a part hereof.

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

(b)                                 Reports on Form 8-K:

(1)                                  Announcement of the issuance of two press releases in connection with fiscal December 2002 sales results, updated expectations for fourth quarter fiscal 2002 financial results and initial guidance for fiscal 2003 financial results, filed on January 9, 2002.

(2)                                  Announcement of executive management changes, filed on February 27, 2002.

(3)                                  Announcement of issuance of press release regarding financial outlook for the fourth quarter fiscal 2002, filed on February 28, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEST BUY CO., INC.
(Registrant)
By:	/s/ Richard M. Schulze
Chairman and Chief Executive Officer

Dated: May 30, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on May 30, 2002.

Chairman, Chief Executive Officer and Director (principal executive officer)
/s/ Richard M. Schulze
Richard M. Schulze

Executive Vice President—Finance and Treasury, and Chief Financial Officer (principal financial and accounting officer)
/s/ Darren R. Jackson
Darren R. Jackson

/s/ Bradbury H. Anderson	Director
Bradbury H. Anderson

/s/ Robert T. Blanchard	Director
Robert T. Blanchard

Director
Jack W. Eugster

/s/ Kathy J. Higgins Victor	Director
Kathy J. Higgins Victor

/s/ Elliot S. Kaplan	Director
Elliot S. Kaplan

/s/ Allen U. Lenzmeier	Director
Allen U. Lenzmeier

/s/ Mark C. Thompson	Director
Mark C. Thompson

/s/ Frank D. Trestman	Director
Frank D. Trestman

/s/ Hatim A. Tyabji	Director
Hatim A. Tyabji

/s/ James C. Wetherbe	Director
James C. Wetherbe

Schedule II

Valuation and Qualifying Accounts

($ in millions)

	Balance at Beginning of Period	Charged to Expenses Or Other Accounts	Other*	Balance At End of period
Fiscal Year Ended March 2, 2002

Allowance for doubtful accounts	$1	$7	$(5)	$3

Fiscal Year Ended March 3, 2001

Allowance for doubtful accounts	$1	$5	$(5)	$1

Fiscal Year Ended February 26, 2000

Allowance for doubtful accounts	$1	$2	$(2)	$1

* Other includes bad debt write-offs and recoveries, as well as reserves associated with acquired companies.