Form 10-Q
period 2002-06-01
BEST BUY CO INC
filed 2002-07-16
CIK 764478

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 1, 2002 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number:  1-9595

BEST BUY CO., INC.

(Exact name of registrant as specified in its charter)

Minnesota	41-0907483
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7075 Flying Cloud Drive Eden Prairie, Minnesota	55344
(Address of principal executive offices)	(Zip Code)

(952) 947-2000

(Registrant’s telephone number, including area code)

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

Yes   ☒   No   ☐

APPLICABLE TO ONLY ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEEDING FIVE YEARS:

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

Common Stock, $.10 Par Value — 321,378,000 shares as of June 1, 2002

BEST BUY CO., INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 1, 2002

INDEX

Part I.	Financial Information

	Item 1.	Consolidated Financial Statements:

	a)	Consolidated condensed balance sheets as of June 1, 2002; March 2, 2002; and June 2, 2001

	b)	Consolidated statements of earnings for the three months ended June 1, 2002, and June 2, 2001

	c)	Consolidated statement of changes in shareholders’ equity for the three months ended June 1, 2002

	d)	Consolidated statements of cash flows for the three months ended June 1, 2002, and June 2, 2001

	e)	Notes to consolidated financial statements

	Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Part II.	Other Information

	Item 6.	Exhibits and Reports on Form 8-K

Signatures

PART 1.            FINANCIAL INFORMATION

ITEM 1.            CONSOLIDATED FINANCIAL STATEMENTS

BEST BUY CO., INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

($ in millions, except per share amounts)

	June 1, 2002	March 2, 2002	June 2, 2001
	(Unaudited)		(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$1,245	$1,855	$466
Receivables	243	247	193
Recoverable costs from developed properties	81	79	100
Merchandise inventories	2,635	2,258	1,981
Other current assets	180	172	111
Total current assets	4,384	4,611	2,851

PROPERTY AND EQUIPMENT
Property and equipment	2,892	2,720	2,103
Less accumulated depreciation and amortization	904	823	607
Net property and equipment	1,988	1,897	1,496

GOODWILL, NET	791	773	381

OTHER ASSETS	92	94	81

TOTAL ASSETS	$7,255	$7,375	$4,809

NOTE:  The consolidated balance sheet at March 2, 2002, has been condensed from the audited financial statements.

See Notes to Consolidated Financial Statements.

BEST BUY CO., INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

LIABILITIES AND SHAREHOLDERS’ EQUITY

($ in millions, except per share amounts)

	June 1, 2002	March 2, 2002	June 2, 2001
	(Unaudited)		(Unaudited)
CURRENT LIABILITIES
Accounts payable	$2,424	$2,449	$1,822
Accrued compensation and related expenses	220	253	141
Accrued liabilities	730	770	535
Accrued income taxes	63	251	18
Current portion of long-term debt	12	7	19
Total current liabilities	3,449	3,730	2,535

LONG-TERM LIABILITIES	321	311	170

LONG-TERM DEBT	812	813	177

SHAREHOLDERS’ EQUITY
Preferred stock, $1.00 par value: Authorized — 400,000 shares; Issued and outstanding — none	—	—	—
Common stock, $.10 par value: Authorized — 1,000,000,000 shares; Issued and outstanding — 321,378,000, 319,128,000 and 314,982,000 shares, respectively	32	31	31
Additional paid-in capital	766	702	617
Retained earnings	1,864	1,794	1,279
Accumulated other comprehensive income (loss)	11	(6)	—
Total shareholders’ equity	2,673	2,521	1,927

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$7,255	$7,375	$4,809

NOTE: The consolidated balance sheet at March 2, 2002, has been condensed from the audited financial statements.

See Notes to Consolidated Financial Statements.

BEST BUY CO., INC.

CONSOLIDATED STATEMENTS OF EARNINGS

($ in millions, except per share amounts)

(Unaudited)

	Three Months Ended
	June 1, 2002	June 2, 2001
Revenues	$4,586	$3,697
Cost of goods sold	3,521	2,851
Gross profit	1,065	846

Selling, general and administrative expenses	950	756
Operating income	115	90
Net interest income	—	1

Earnings before income tax expense	115	91
Income tax expense	45	36

Net earnings	$70	$55

Basic earnings per share	$0.22	$0.18
Diluted earnings per share	$0.22	$0.17

Basic weighted average common shares outstanding (in millions)	320.0	313.3

Diluted weighted average common shares outstanding (in millions)	326.3	320.1

See Notes to Consolidated Financial Statements.

BEST BUY CO., INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED JUNE 1, 2002

($ and shares in millions)

(Unaudited)

	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances at March 2, 2002	319	$31	$702	$1,794	$(6)	$2,521

Stock options exercised	2	1	35	—	—	36

Tax benefit from stock options exercised	—	—	29	—	—	29

Translation adjustments and other	—	—	—	—	17	17

Net earnings, three months ended June 1, 2002	—	—	—	70	—	70
Balances at June 1, 2002	321	$32	$766	$1,864	$11	$2,673

See Notes to Consolidated Financial Statements.

BEST BUY CO., INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)

(Unaudited)

	Three Months Ended
	June 1, 2002	June 2, 2001
OPERATING ACTIVITIES
Net earnings	$70	$55
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation	85	67
Amortization of goodwill	—	4
Other	9	7

Changes in operating assets and liabilities:
Receivables	6	16
Merchandise inventories	(370)	(214)
Other assets	(17)	(13)
Accounts payable	(31)	49
Other liabilities	(61)	19
Accrued income taxes	(159)	(79)
Total cash used in operating activities	(468)	(89)

INVESTING ACTIVITIES
Additions to property and equipment	(175)	(115)
Other, net	(1)	4
Total cash used in investing activities	(176)	(111)

FINANCING ACTIVITIES
Issuance of common stock	36	19
Long-term debt payments	(2)	(100)
Total cash provided by (used in) financing activities	34	(81)

DECREASE IN CASH AND CASH EQUIVALENTS	(610)	(281)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,855	747

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,245	$466

See Notes to Consolidated Financial Statements.

BEST BUY CO., INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.             Basis of Presentation:

The condensed consolidated balance sheets as of June 1, 2002 and June 2, 2001, and the related consolidated statements of earnings and cash flows for the three months then ended and the consolidated statement of changes in shareholders’ equity for the three months ended June 1, 2002, are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included and were normal and recurring in nature. Our business is seasonal in nature and interim results are not necessarily indicative of results for a full year. These interim financial statements and the related notes should be read in conjunction with the financial statements and notes included in our Annual Report to Shareholders for the fiscal year ended March 2, 2002, and incorporated by reference into our Annual Report on Form 10-K for the fiscal year ended March 2, 2002. We completed a three-for-two stock split effected in the form of a 50% stock dividend distributed on May 10, 2002.  All share and per share information reflects this stock split. Certain prior year amounts have been reclassified to conform to the current year presentation.  These reclassifications had no impact on net earnings or total shareholders’ equity.

2.             Net Interest Income:

Net interest income was comprised of the following (in millions):

	Three Months Ended
	June 1, 2002	June 2, 2001
Interest expense	$(7)	$(5)
Capitalized interest	1	—
Interest income	6	6
Net interest income	$—	$1

3.             Income Taxes:

Income taxes are provided on an interim basis based upon our estimate of the annual effective tax rate. Our anticipated effective income tax rate declined to 38.7% in fiscal 2003 compared with 39.1% in fiscal 2002. The decrease was mainly due to the discontinuation of amortization of nondeductible goodwill as a result of our adoption of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets (See notes 8 and 9 of the Notes to Consolidated Financial Statements).

4.             Earnings Per Share:

The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings per common share (in millions, except per share amounts):

	Three Months Ended

	June 1, 2002	June 2, 2001
Numerator:
Net earnings	$70	$55

Denominator:
Weighted average common shares outstanding	320.0	313.3
Dilutive effect of employee stock options	6.3	6.8
Weighted average common shares outstanding assuming dilution	326.3	320.1

Basic earnings per share	$0.22	$0.18
Diluted earnings per share	$0.22	$0.17

Potentially dilutive shares of common stock include stock options, convertible debentures (assuming certain criteria are met) and other stock-based awards granted under stock-based compensation plans. The shares related to the convertible debentures were not included in our diluted earnings per share computation as the criteria for conversion of the debentures were not met.

5.             Comprehensive Income:

Comprehensive income is net earnings plus certain other items that are recorded directly to shareholders’ equity. The only significant item currently applicable to us is foreign currency translation adjustments. Comprehensive income was $87 million for the three months ended June 1, 2002, and $55 million for the three months ended June 2, 2001.

6.             Segments:

We have two reportable segments, Domestic and International. The Domestic segment aggregates all operations exclusive of International operations, including Best Buy, Musicland and Magnolia Hi-Fi operations. The International segment is currently comprised of Future Shop stores. The primary reasons for the combining of our domestic operations into one reportable segment were the significant similarities of their respective products and markets, the leveraging of our buying and distribution functions and the merging of many of our operational functions into a shared services model in the first quarter of fiscal 2003.  Prior period financial data has been restated to reflect this change.

Revenues by reportable segment were as follows (in millions):

	Three Months Ended
	June 1, 2002	June 2, 2001
Domestic	$4,283	$3,697
International	303	—
Total revenues	$4,586	$3,697

Operating income by reportable segment and the reconciliation to pre-tax earnings were as follows (in millions):

	Three Months Ended
	June 1, 2002	June 2, 2001
Domestic	$120	$90
International	(5)	—
Total operating income	115	90

Net interest income	—	1
Earnings before income tax expense	$115	$91

7.             Acquisitions:

Effective Nov. 4, 2001, we acquired all of the common stock of Future Shop for $377 million, or $368 million net of cash acquired, including transaction costs. We acquired Future Shop to further our expansion plans and increase shareholder value. The acquisition was accounted for using the purchase method in accordance with SFAS No. 141. Accordingly, the net assets were recorded at their estimated fair values and operating results were included in our financial statements from the date of acquisition. The purchase price was allocated on a preliminary basis using information then available. The allocation of the purchase price to the assets and liabilities acquired will be finalized in the third quarter of fiscal 2003. We will adjust the allocation of the purchase price after obtaining more information regarding asset valuations, liabilities assumed and revisions of preliminary estimates of fair values made at the date of purchase. The preliminary allocations resulted in goodwill of approximately $406 million, which is non-deductible for tax purposes. Under SFAS No.142, goodwill is not amortized.

The preliminary purchase price allocation was as follows (in millions):

Merchandise inventories	$169
Property and equipment	108
Other assets	40
Goodwill	406
Current liabilities	(342)
Long-term debt, including current portion	(13)
$368

The following unaudited pro forma data sets forth the consolidated results of operations as though Future Shop had been acquired as of the beginning of fiscal 2002 (in millions, except per share amounts):

	Three Months Ended
	As Reported June 2, 2001	Pro Forma June 2, 2001
Revenues	$3,697	$3,961
Net earnings	$55	$54
Basic earnings per share	$0.18	$0.17
Diluted earnings per share	$0.17	$0.17

The pro forma results include adjustments, principally the loss of interest income on cash used to finance the acquisition. The pro forma results exclude costs expected to be incurred in the integration and transformation of Future Shop’s business. The pro forma results are not necessarily indicative of what actually would have occurred had the acquisition been completed at the beginning of fiscal 2002, nor are they necessarily indicative of future consolidated results.

8.             Goodwill and Other Intangible Assets:

In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, Goodwill and Other Intangible Assets, which eliminated the systematic amortization of goodwill. The statement also required that goodwill be reviewed for impairment at adoption and at least annually thereafter. Effective March 3, 2002, we adopted SFAS No. 142.  A reconciliation of reported net income adjusted to reflect the adoption of SFAS No. 142 is provided below (in millions except per share amounts):

	Three Months Ended
	June 1, 2002	June 2, 2001
Reported net income	$70	$55
Add-back goodwill amortization, net of tax	—	4
Adjusted net income	$70	$59

Reported basic earnings per share	$0.22	$0.18
Add-back goodwill amortization	—	0.01
Adjusted basic earnings per share	$0.22	$0.19

Reported diluted earnings per share	$0.22	$0.17
Add-back goodwill amortization	—	0.01
Adjusted diluted earnings per share	$0.22	$0.18

We expect to complete the transitional requirements for impairment testing by the end of the second quarter of the current fiscal year and the annual testing for impairment by the end of the fourth quarter of the current fiscal year.  The impact, if any, resulting from goodwill impairment testing is not known at this time.

Goodwill by operating segment is as follows (in millions):

	June 1, 2002	March 2, 2002	June 2, 2001
Domestic	$372	$372	$381
International	419	401	—
	$791	$773	$381

Changes in the International segment goodwill are the result of fluctuations in foreign currency exchange rates.

9.             New Accounting Standards:

We adopted SFAS No. 142, Goodwill and Other Intangible Assets on March 3, 2002. Under this Statement goodwill is no longer amortized over its useful life. Rather, goodwill is subject to an annual impairment test based on its fair value. Separable intangible assets that are determined to have a finite life will continue to be amortized over their useful lives. We have no material intangible assets with finite or indefinite lives. The effects of adopting SFAS No. 142 are disclosed above.

We also adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets on March 3, 2002. This Statement develops one accounting model (based on the model in SFAS No. 121) for long-lived assets to be disposed of, expands the scope of discontinued operations and modifies the accounting for discontinued operations. This Statement did not have a material impact on our net earnings or financial position.

10.           Condensed Consolidating Financial Information:

Our convertible debentures are guaranteed by Best Buy Stores, L.P., a wholly-owned indirect subsidiary. The following tables present condensed consolidating balance sheets as of June 1, 2002; March 2, 2002; and June 2, 2001, and condensed consolidating statements of earnings and cash flows for the three months ended June 1, 2002, and June 2, 2001:

Condensed Consolidating Balance Sheets

As of June 1, 2002

(Unaudited)

$ in millions

	Best Buy Co., Inc.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$1,216	$27	$2	$—	$1,245
Receivables	198	2	43	—	243
Recoverable costs from developed properties	81	—	—	—	81
Merchandise inventories	—	2,031	604	—	2,635
Intercompany receivable	1,392	—	—	(1,392)	—
Intercompany note receivable	500	—	—	(500)	—
Other current assets	728	6	63	(617)	180
Total current assets	4,115	2,066	712	(2,509)	4,384

Net Property and Equipment	642	971	375	—	1,988

Goodwill, Net	—	—	791	—	791

Other Assets	75	10	7	—	92

Investments in Subsidiaries	1,136	—	—	(1,136)	—

Total Assets	$5,968	$3,047	$1,885	$(3,645)	$7,255

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$1,989	$6	$429	$—	$2,424
Accrued compensation and related expenses	75	55	90	—	220
Accrued liabilities	175	335	220	—	730
Accrued income taxes	6	472	202	(617)	63
Current portion of long-term debt	2	—	10	—	12
Intercompany payable	—	818	574	(1,392)	—
Intercompany note payable	—	500	—	(500)	—
Total current liabilities	2,247	2,186	1,525	(2,509)	3,449

Long-Term Liabilities	243	78	—	—	321

Long-Term Debt	805	—	7	—	812

Shareholders’ Equity	2,673	783	353	(1,136)	2,673

Total Liabilities and Shareholders’ Equity	$5,968	$3,047	$1,885	$(3,645)	$7,255

Condensed Consolidating Balance Sheets

As of March 2, 2002

(Unaudited)

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

Condensed Consolidating Balance Sheets

As of June 2, 2001

(Unaudited)

$ in millions

	Best Buy Co., Inc.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$432	$30	$4	$—	$466
Receivables	187	—	6	—	193
Recoverable costs from developed properties	100	—	—	—	100
Merchandise inventories	—	1,590	391	—	1,981
Intercompany receivable	987	—	—	(987)	—
Intercompany note receivable	500	—	—	(500)	—
Other current assets	365	—	73	(327)	111
Total current assets	2,571	1,620	474	(1,814)	2,851

Net Property and Equipment	408	829	259	—	1,496

Goodwill, Net	—	—	381	—	381

Other Assets	55	15	11	—	81

Investments in Subsidiaries	861	—	—	(861)	—

Total Assets	$3,895	$2,464	$1,125	$(2,675)	$4,809

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$1,522	$1	$299	$—	$1,822
Accrued compensation and related expenses	44	63	34	—	141
Accrued liabilities	182	248	105	—	535
Accrued income taxes	50	192	103	(327)	18
Current portion of long-term debt	2	—	17	—	19
Intercompany payable	—	852	135	(987)	—
Intercompany note payable	—	500	—	(500)	—
Total current liabilities	1,800	1,856	693	(1,814)	2,535

Long-Term Liabilities	149	18	3	—	170

Long-Term Debt	19	1	157	—	177

Shareholders’ Equity	1,927	589	272	(861)	1,927

Total Liabilities and Shareholders’ Equity	$3,895	$2,464	$1,125	$(2,675)	$4,809

Condensed Consolidating Statements of Earnings

For the Three Months Ended June 1, 2002

(Unaudited)

$ in millions

	Best Buy Co., Inc.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$1	$4,006	$848	$(269)	$4,586

Cost of goods sold	—	3,151	562	(192)	3,521

Gross profit	1	855	286	(77)	1,065

Selling, general and administrative expenses	11	765	251	(77)	950

Operating (loss) income	(10)	90	35	—	115

Net interest income (expense)	5	(4)	(1)	—	—

Equity in earnings of subsidiaries	73	—	—	(73)	—

Earnings before income tax expense	68	86	34	(73)	115

Income tax (benefit) expense	(2)	34	13	—	45

Net earnings	$70	$52	$21	$(73)	$70

Condensed Consolidating Statements of Earnings

For the Three Months Ended June 2, 2001

(Unaudited)

$ in millions

	Best Buy Co., Inc.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$1	$3,285	$481	$(70)	$3,697

Cost of goods sold	—	2,588	283	(20)	2,851

Gross profit	1	697	198	(50)	846

Selling, general and administrative expenses	4	614	188	(50)	756

Operating (loss) income	(3)	83	10	—	90

Net interest income (expense)	10	(5)	(4)	—	1

Equity in earnings of subsidiaries	51	—	—	(51)	—

Earnings before income tax expense	58	78	6	(51)	91

Income tax expense	3	31	2	—	36

Net earnings	$55	$47	$4	$(51)	$55

Condensed Consolidating Statements of Cash Flows

For the Three Months Ended June 1, 2002

(Unaudited)

$ in millions

	Best Buy Co., Inc.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total cash (used in) provided by operating activities	$(242)	$(231)	$5	$—	$(468)

Investing activities
Additions to property and equipment	(79)	(76)	(20)	—	(175)
Other, net	(1)	—	—	—	(1)
Total cash used in investing activities	(80)	(76)	(20)	—	(176)

Financing activities
Long-term debt payments	—	—	(2)	—	(2)
Issuance of common stock	36	—	—	—	36
Change in intercompany receivable/payable	(321)	305	16	—	—
Total cash (used in) provided by financing activities	(285)	305	14	—	34

Decrease in cash and cash equivalents	(607)	(2)	(1)	—	(610)
Cash and cash equivalents at beginning of period	1,823	29	3	—	1,855
Cash and cash equivalents at end of period	$1,216	$27	$2	$—	$1,245

Condensed Consolidating Statements of Cash Flows

For the Three Months Ended June 2, 2001

(Unaudited)

$ in millions

	Best Buy Co., Inc.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total cash provided by (used in) operating activities	$232	$(95)	$(226)	$—	$(89)

Investing activities
Additions to property and equipment	(107)	(6)	(2)	—	(115)
Other, net	4	—	—	—	4
Total cash (used in) provided by investing activities	(103)	(6)	(2)	—	(111)

Financing activities
Long-term debt (payments) issuance	(4)	—	(96)	—	(100)
Issuance of common stock	19	—	—	—	19
Change in intercompany receivable/payable	(428)	104	324	—	—
Total cash (used in) provided by financing activities	(413)	104	228	—	(81)

(Decrease) increase in cash and cash equivalents	(284)	3	—	—	(281)
Cash and cash equivalents at beginning of period	716	27	4	—	747
Cash and cash equivalents at end of period	$432	$30	$4	$—	$466

BEST BUY CO., INC.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL

CONDITION

Overview

Best Buy Co., Inc. is North America’s No. 1 specialty retailer of consumer electronics, home office equipment, entertainment software and appliances. In November of fiscal 2002, we acquired Future Shop Ltd. (Future Shop). Future Shop is Canada’s largest specialty retailer of name-brand consumer electronics, home office equipment, entertainment software and appliances.  Future Shop’s net assets and results of operations were included in our consolidated financial statements from the date of acquisition. We currently operate two reportable segments: Domestic and International. The Domestic segment aggregates all operations exclusive of International operations, including Best Buy, Musicland (Sam Goody, Suncoast, On Cue and Media Play) and Magnolia Hi-Fi operations. The International segment consists of Future Shop. For additional information regarding segments, acquisitions and goodwill, refer to notes 6 through 9 of the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Results of Operations

Consolidated

The following table presents selected consolidated financial data ($ in millions, except per share amounts):

	(Unaudited)

	Three Months Ended
	As Reported		Pro forma(1)
	June 1, 2002	June 2, 2001	June 2, 2001
Revenues	$4,586	$3,697	$3,961
Revenues % change	24%	25%	N/A
Comparable store sales % change(2)	5.7%	(3.1%)	N/A
Gross profit as a % of revenues	23.2%	22.9%	23.0%
SG&A as a % of revenues	20.7%	20.4%	20.7%
Operating income	$115	$90	$91
Operating income as a % of revenues	2.5%	2.4%	2.3%
Net earnings	$70	$55	$54
Diluted earnings per share(3)	$0.22	$0.17	$0.17

(1) Pro forma financial data presents the combined results of Domestic and International operations as if Future Shop had been acquired at the beginning of fiscal 2002.

(2) Comparable stores are stores open at least 14 full months and include remodeled and expanded locations. Relocated stores are excluded from the comparable store sales calculation until at least 14 full months after reopening. Acquired stores are included in the comparable store sales calculation beginning with the first full quarter following the first anniversary of the date of acquisition.

(3) The diluted earnings per share amounts above have been restated to reflect a three-for-two stock split effective on May 10, 2002.

Net earnings for the first quarter of fiscal 2003 were $70 million, or $0.22 per diluted share, compared with $55 million, or $0.17 per diluted share, in the first quarter of fiscal 2002. The 27% net earnings increase was driven by revenue gains and gross profit rate improvement, partially offset by a moderate increase in the selling, general and administrative expenses (SG&A) rate. In addition, the inclusion of International operations reduced net earnings by approximately $0.02 per diluted share.

Approximately two-thirds of the revenue increase from last year’s first quarter was generated by a combination of new stores and comparable store sales gains. The remainder of the increase was due to the inclusion of International operations, which contributed $303 million in revenues.

The gross profit rate improvement resulted from a more profitable sales mix and decreased expenses associated with customer financing offers. In addition, the inclusion of International operations increased the gross profit rate by approximately 0.1% of revenues.

The increase in the SG&A rate was primarily due to inclusion of International results, partially offset by a modest decline in the Domestic SG&A rate. Compared with the pro forma SG&A rate from the first quarter of fiscal 2002, the SG&A rate was unchanged.

Segment Performance

Domestic

The following table presents selected financial data for the Domestic segment ($ in millions):

	Three Months Ended
Segment Performance Summary (unaudited)	June 1, 2002	June 2, 2001
Revenues	$4,283	$3,697
Revenues as a % of total company revenues	93.4%	100.0%
Comparable stores sales % change (1)	5.7%	(3.1%)
Gross profit as a % of revenues	23.1%	22.9%
SG&A as a % of revenues	20.3%	20.4%
Operating income	$120	$90
Operating income as a % of revenues	2.8%	2.4%

(1) Includes sales at stores open at least 14 full months and includes remodeled and expanded locations. Relocated stores are excluded from the comparable store sales calculation until at least 14 full months after reopening. Acquired stores are included in the comparable store sales calculation beginning with the first full quarter following the first anniversary of the date of acquisition.

The following table presents the first quarter Domestic comparable store sales percent change for the past two fiscal years:

	Three Months Ended
	June 1, 2002	June 2, 2001
Best Buy	6.6%	(3.1%)
Musicland	(1.2%)	(6.1%)
Magnolia Hi-Fi	(10.5%)	(13.0%)

The following table reconciles Domestic stores open at the beginning and end of the first quarter of fiscal 2003:

	Total Stores End of Fiscal 2002	Stores Opened	Stores Closed	Total Stores End of First Quarter Fiscal 2003
Best Buy	481	12	—	493
Musicland	1,321	7	(13)	1,315
Magnolia Hi-Fi	13	3	—	16
Total	1,815	22	(13)	1,824

Note: In the first quarter of fiscal 2003, Best Buy relocated three stores and remodeled or expanded one location. Best Buy did not relocate, remodel or expand any stores in the first quarter of fiscal 2002.

In the first quarter, Domestic operating income increased 33% to $120 million, compared with $90 million in the first quarter of the prior fiscal year. Increased revenues, an improved gross profit rate and a modest decline in the SG&A rate all contributed to the increased operating profit.

Domestic revenues were $4.3 billion in the first quarter, a 16% increase compared with the first quarter of fiscal 2002. Approximately one-third of the revenue gain was driven by the 5.7% comparable store sales increase. The remainder of the increase was primarily the result of opening 63 additional Best Buy stores over the past 12 months.

Gross profit in the first quarter increased to 23.1% of revenues, up from 22.9% of revenues for the same period in fiscal 2002. The gross profit rate improvement was partially the result of a more profitable sales mix as higher-margin digital products increased to 19% of the sales mix in the first quarter compared with 15% in the prior fiscal year. In addition, decreased expenses associated with customer financing offers, resulting from reduced interest rates and more favorable terms related to a new private-label credit card agreement, contributed to the higher gross profit rate. The gross profit rate improvement was limited by increased promotional activity.

The Domestic SG&A rate was 20.3% of revenues in the first quarter, down slightly compared with 20.4% of revenues for the same period last fiscal year. The slight SG&A rate decline was primarily due to expense leverage resulting from the comparable store sales increase and new store sales volume, as well as the discontinuance of goodwill amortization (see note 8 of the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q). The SG&A rate improvement was partially offset by expenses related to our infrastructure and personnel to support business expansion.

International

The following table presents selected financial data for the International segment ($ in millions):

	Three Months Ended
Segment Performance Summary (unaudited)	June 1, 2002	Pro forma(1) June 2, 2001
Revenues	$303	$264
Revenues as a % of total company revenues	6.6%	6.7%
Comparable stores sales % change(2)	9.6%	6.3%
Gross profit as a % of revenues	24.7%	25.2%
SG&A as a % of revenues	26.5%	25.1%
Operating (loss) income	$(5)	$—
Operating (loss) income as a % of revenues	(1.7%)	0.1%

(1) Pro forma financial data presents the results of operations as though Future Shop had been acquired at the beginning of fiscal 2002.

(2) Includes sales at Future Shop stores open at least 14 full months, and includes remodeled and expanded locations. Relocated stores are excluded from the comparable store sales calculation until they have been reopened at least 14 full months. The comparable store sales calculation excludes the impact of foreign currency exchange rate fluctuations.

The following table reconciles International stores open at the beginning and end of the first quarter of fiscal 2003:

	Total Stores End of Fiscal 2002	Stores Opened	Stores Closed	Total Stores End of First Quarter Fiscal 2003
Future Shop	95	2	—	97
Total	95	2	—	97

Note: Future Shop did not relocate, remodel or expand any stores in the first quarter of fiscal 2003.

Our International segment recorded a first-quarter operating loss of $5 million compared with break-even results, on a pro forma basis, in the first quarter of the prior fiscal year. Strong revenue gains were offset by a lower gross profit rate and increased SG&A expenses.

Revenues increased 15% from the prior year, on a pro forma basis, resulting from the comparable store sales increase and the addition of nine Future Shop stores in the last 12 months. Growth in video game hardware and software sales, and digital product sales were the primary drivers behind the 9.6% comparable store sales increase.

The International gross profit rate was 24.7% of revenues in the first quarter, down from 25.2% of revenues in last fiscal year’s first quarter on a pro forma basis. The decline was mainly due to increased inventory markdowns, partially offset by decreased customer financing expenses.

In the first quarter, the International SG&A rate was 26.5% of revenues compared to 25.1% of revenues last fiscal year on a pro forma basis. The SG&A rate increase was primarily due to investments in infrastructure and personnel to support business expansion plans including the cost to prepare for the launch of Best Buy stores in Canada as well as costs related to outside consultants who are focused on operating model enhancements that will improve the future profitability of Future Shop stores.

Consolidated

Net Interest Income

Net interest income in the first quarter was essentially even with that of the first quarter of fiscal 2002. Interest on higher average cash balances and the reduction in interest expense resulting from the repayment of debt, offset the impact of decreased yields on investments due to lower interest rates and the interest expense associated with the convertible debentures issued during fiscal 2002.

Effective Income Tax Rate

Our anticipated effective income tax rate decreased to 38.7% in the first quarter, down from 39.1% in fiscal 2002. The decrease was mainly due to the discontinuation of amortization of nondeductible goodwill as a result of our adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

Liquidity and Capital Resources

Summary

At the end of the first quarter, our financial condition remained strong. Cash and cash equivalents totaled $1.2 billion, compared to $1.9 billion at the end of fiscal 2002 and $466 million at the end of last year’s first fiscal quarter. Our current ratio, current assets divided by current liabilities, was 1.27 compared with 1.24 at the end of fiscal 2002 and 1.12 one year ago. Our long-term debt-to-capitalization ratio was 23%, down slightly compared with 24% at the end of fiscal 2002.  However, it was up from 8% at the end of the first quarter of fiscal 2002 primarily as a result of the issuance of convertible debentures last fiscal year.

Cash Flows

Cash used in operating activities during the first quarter of fiscal 2003 totaled $468 million compared with $89 million last fiscal year. The increase was primarily due to higher inventory levels and cash used in operating activities for accounts payable and other liabilities compared with cash provided one year ago. Another significant factor in the increase in cash used was higher tax payments resulting from increased earnings in fiscal 2002 compared with fiscal 2001. Inventory levels increased primarily due to new store growth and action taken to limit potential supply chain disruptions as we successfully implemented a new inventory management system in the second fiscal quarter of the current year. Inventory turns, on a rolling 12-month basis, remained consistent with that of the prior fiscal year. The change in accounts payable this fiscal year compared with last fiscal year is mainly due to the timing of vendor payments. Our accounts payable to inventory ratio at the end of the first quarter remained consistent with that of the prior fiscal year.

Cash used in investing activities was $176 million compared with $111 million in the first quarter of the prior fiscal year.  The change was primarily due to increased construction of new retail locations and our corporate campus.

Cash provided by financing activities was $34 million in the first quarter of fiscal 2003, compared with $81 million used in financing activities for the same period in the prior fiscal year. The change is mainly due to the retirement of $96 million of debt in the first quarter of fiscal 2002 which had been acquired as part of the Musicland acquisition.

Sources of Liquidity

Funds generated by operations and existing cash and cash equivalents continue to be our most significant sources of liquidity. We believe funds generated from the expected results of operations and available cash and cash equivalents will be sufficient to finance anticipated expansion plans and strategic initiatives. In addition, our revolving credit facilities are available for additional working capital needs or investment opportunities. Our liquidity is not dependent on the use of off-balance sheet financing arrangements other than operating leases.  There has been no significant change in our contractual obligations since the end of fiscal year 2002.

We have a $200 million unsecured revolving credit facility scheduled to mature in March 2005 and, as a result of the Future Shop acquisition, a $44 million secured revolving credit facility that will expire in fiscal 2003. The $44 million facility increases to $53 million on a seasonal basis. We also have a $200 million inventory financing line. Borrowings under this line are collateralized by a security interest in certain merchandise inventories approximating the outstanding borrowings.

Our credit ratings remained unchanged from our fiscal 2002 year-end ratings, and as of June 1, 2002, were as follows:

Rating Agency	Rating	Outlook
Fitch	BBB	Stable
Moody’s	Baa3	Stable
Standard & Poor's	BBB-	Negative

Factors that can impact our credit ratings include changes in the economic environment, conditions in the retail and consumer electronics industries, our financial position and changes in our business strategy. We do not foresee any reasonable circumstances under which our credit ratings would be significantly downgraded. However, if a significant downgrade were to occur, it could adversely impact, among other things, our future borrowing costs, access to capital markets, vendor financing terms and future new store operating lease costs. In addition, the conversion rights of the holders of our convertible debentures could be accelerated if our credit ratings were to be downgraded.

Debt and Capital

See our Annual Report on Form 10-K for the year ended March 2, 2002, for additional details regarding our debt and capital.

The amount of debt outstanding as of June 1, 2002, was essentially unchanged from the end of fiscal 2002.

Significant Accounting Policies and Estimates

Our significant accounting policies are described in note 1 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended March 2, 2002. A discussion of our critical accounting policies, and the related estimates, are included in Management’s Discussion and Analysis of Results of Operations and Financial Condition in our Annual Report on Form 10-K for the year ended March 2, 2002.  There were no significant changes in our accounting policies or estimates since our fiscal year ended March 2, 2002.

Outlook for Fiscal 2003

The following section should be read in conjunction with our Annual Report on Form 10-K for the year ended March 2, 2002.

We expect annual operating performance to be in line with earlier guidance outlined in our Annual Report on Form 10-K for the fiscal year ended March 2, 2002.

Looking forward to the second quarter, we are projecting earnings of $0.30 to $0.32 per diluted share compared with $0.26 per diluted share in the second quarter of fiscal 2002. An anticipated 23% to 24% increase in revenues, as a result of new stores and a comparable store sales gain of 4% to 5%, is expected to drive the earnings increase.

We anticipate that our gross margin rate will decline by approximately 0.3% of revenues, reflecting sales mix changes at Musicland stores (principally increased revenues from lower margin DVD movies and video gaming) as well as continued softness in prerecorded music sales. We also expect revenues from lower-margin computers to increase as a percentage of our sales mix in the second quarter. We expect these changes will be somewhat offset by the continued strength in higher-margin digital products revenues.  The SG&A rate, in the second quarter, is expected to remain flat compared with that of the prior fiscal year.

Second quarter earnings are expected to be reduced by approximately $0.04 per diluted share as a result of our investments in the remerchandising of Sam Goody stores, launching Best Buy stores in Canada and our profit improvement initiatives at Future Shop stores.

Safe Harbor Statement Under the Private Securities Litigation Reform Act

Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, provide a “safe harbor” for forward–looking statements to encourage companies to provide prospective information about their companies. With the exception of historical information, the matters discussed in this Quarterly Report on Form 10-Q are forward–looking statements and may be identified by the use of words such as “believe,” “expect,” “anticipate,” “plan,” “estimate,” “intend” and “potential.” Such statements reflect our current view with respect to future events and are subject to certain risks, uncertainties and assumptions. A variety of factors could cause our actual results to differ materially from the anticipated results expressed in such forward–looking statements, including, among other things, general economic conditions, acquisitions and development of new businesses, product availability, sales volumes, profit margins, weather, foreign currency fluctuation, availability of suitable real estate locations, and the impact of labor markets and new product introductions on our overall profitability. Readers should review our Current Report on Form 8-K filed on May 16, 2001, that describes additional important factors that could cause actual results to differ materially from those contemplated by the forward–looking statements made in this Quarterly Report on Form 10-Q.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our debt is not subject to material interest-rate volatility risk. The rates on a substantial portion of our debt may be reset, but not more than one percentage point higher than the current rates. If the rates on the debt were to be reset one percentage point higher, annual interest expense would increase by approximately $8 million. We do not manage the risk through the use of derivative instruments.

We have market risk arising from changes in foreign currency exchange rates as a result of our acquisition of Future Shop in Canada in November 2001. At this time, we do not manage the risk through the use of derivative instruments. A 10% adverse exchange-rate fluctuation would not have a significant impact on our results of operations or financial position.

PART II — OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K:

a.            Exhibits:

None

b.            Reports on Form 8-K:

(1) Three-for-two stock split payable in the form of a 50% stock dividend, filed on April 22, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEST BUY CO., INC.
(Registrant)

Date: July 16, 2002	By:	/s/ Darren R. Jackson
Darren R. Jackson
Executiive Vice President — Finance
and Chief Financial Officer
(principal financial and accounting officer)