Form 10-Q
period 2002-08-31
BEST BUY CO INC
filed 2002-10-15
CIK 764478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2002 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number:  1-9595

BEST BUY CO., INC.

(Exact name of registrant as specified in its charter)

Minnesota	41-0907483
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7075 Flying Cloud Drive Eden Prairie, Minnesota	55344
(Address of principal executive offices)	(Zip Code)

(952) 947-2000

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒   No   ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS

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

Common Stock, $0.10 Par Value — 321,579,000 shares as of August 31, 2002

BEST BUY CO., INC.

FORM 10-Q FOR THE QUARTER ENDED AUGUST 31, 2002

PART 1.            FINANCIAL INFORMATION

ITEM 1.            CONSOLIDATED FINANCIAL STATEMENTS

BEST BUY CO., INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

($ in millions, except per share amounts)

	August 31, 2002	March 2, 2002	September 1, 2001
	(Unaudited)		(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$1,119	$1,855	$961
Receivables	239	247	236
Recoverable costs from developed properties	58	79	98
Merchandise inventories	2,616	2,258	2,092
Other current assets	185	172	116
Total current assets	4,217	4,611	3,503

PROPERTY AND EQUIPMENT
Property and equipment	3,143	2,720	2,236
Less accumulated depreciation and amortization	982	823	678
Net property and equipment	2,161	1,897	1,558

GOODWILL, NET	410	773	376

OTHER ASSETS	98	94	84

TOTAL ASSETS	$6,886	$7,375	$5,521

NOTE:  The consolidated balance sheet at March 2, 2002, has been condensed from the audited financial statements.

See Notes to Consolidated Financial Statements.

BEST BUY CO., INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

LIABILITIES AND SHAREHOLDERS’ EQUITY

($ in millions, except per share amounts)

	August 31, 2002	March 2, 2002	September 1, 2001
	(Unaudited)		(Unaudited)
CURRENT LIABILITIES
Accounts payable	$2,361	$2,449	$2,058
Accrued compensation and related expenses	173	253	142
Accrued liabilities	723	770	615
Accrued income taxes	130	251	30
Current portion of long-term debt	11	7	2
Total current liabilities	3,398	3,730	2,847

LONG-TERM LIABILITIES	286	311	273

LONG-TERM DEBT	821	813	362

SHAREHOLDERS’ EQUITY
Preferred stock, $1.00 par value: Authorized — 400,000 shares; Issued and outstanding — none	—	—	—
Common stock, $0.10 par value: Authorized — 1,000,000,000 shares; Issued and outstanding — 321,579,000, 319,128,000 and 316,290,000 shares, respectively	32	31	31
Additional paid-in capital	771	702	644
Retained earnings	1,578	1,794	1,364
Accumulated other comprehensive loss	—	(6)	—
Total shareholders’ equity	2,381	2,521	2,039

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,886	$7,375	$5,521

NOTE:  The consolidated balance sheet at March 2, 2002, has been condensed from the audited financial statements.

See Notes to Consolidated Financial Statements.

BEST BUY CO., INC.

CONSOLIDATED STATEMENTS OF EARNINGS

($ in millions, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	August 31, 2002	September 1, 2001	August 31, 2002	September 1, 2001
Revenues	$5,008	$4,164	$9,594	$7,861
Cost of goods sold	3,879	3,216	7,400	6,067
Gross profit	1,129	948	2,194	1,794

Selling, general and administrative expenses	1,026	800	1,976	1,556
Operating income	103	148	218	238
Net interest expense	3	10	3	9

Earnings before income tax expense	100	138	215	229
Income tax expense	38	53	83	89

Earnings before cumulative effect of change in accounting principle	62	85	132	140
Cumulative effect of change in accounting principle, net of $24 tax	—	—	(348)	—

Net earnings (loss)	$62	$85	$(216)	$140

Basic earnings (loss) per share:
Before accounting change	$0.19	$0.27	$0.41	$0.44
Cumulative effect of accounting change	—	—	(1.08)	—
Basic earnings (loss) per share	$0.19	$0.27	$(0.67)	$0.44

Diluted earnings (loss) per share:
Before accounting change	$0.19	$0.26	$0.41	$0.43
Cumulative effect of accounting change	—	—	(1.07)	—
Diluted earnings (loss) per share	$0.19	$0.26	$(0.66)	$0.43

Basic weighted average common shares outstanding (in millions)	321.3	315.7	320.7	314.5

Diluted weighted average common shares outstanding (in millions)	324.5	322.8	325.4	321.4

See Notes to Consolidated Financial Statements.

BEST BUY CO., INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED AUGUST 31, 2002

($ and shares in millions)

(Unaudited)

	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balances at March 2, 2002	319	$31	$702	$1,794	$(6)	$2,521

Stock options exercised	2	1	38	—	—	39

Tax benefit from stock options exercised	—	—	31	—	—	31

Translation adjustments and other	—	—	—	—	6	6

Net loss, six months ended August 31, 2002	—	—	—	(216)	—	(216)
Balances at August 31, 2002	321	$32	$771	$1,578	$—	$2,381

See Notes to Consolidated Financial Statements.

BEST BUY CO., INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)

(Unaudited)

	Six Months Ended
	August 31, 2002	September 1, 2001
OPERATING ACTIVITIES
Net (loss) earnings	$(216)	$140
Adjustments to reconcile net (loss) earnings to net cash (used in) provided by operating activities:
Cumulative effect of change in accounting principle, net of tax	348	—
Depreciation	171	134
Amortization of goodwill	—	10
Other	2	34
Changes in operating assets and liabilities:
Receivables	(9)	(27)
Merchandise inventories	(354)	(325)
Other assets	(27)	(8)
Accounts payable	(122)	285
Other liabilities	(24)	190
Accrued income taxes	(130)	(51)
Total cash (used in) provided by operating activities	(361)	382

INVESTING ACTIVITIES
Additions to property and equipment	(439)	(257)
Other, net	22	8
Total cash used in investing activities	(417)	(249)

FINANCING ACTIVITIES
Issuance of common stock	36	29
Long-term debt payments	(4)	(278)
Net proceeds from long-term debt	10	330
Total cash provided by financing activities	42	81

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(736)	214

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,855	747

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,119	$961

See Notes to Consolidated Financial Statements.

BEST BUY CO., INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.             Basis of Presentation:

In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation. All adjustments were normal recurring adjustments, except as noted in the Notes to Consolidated Financial Statements.  Our business is seasonal in nature and interim results are not necessarily indicative of results for a full year. These interim financial statements and the related notes should be read in conjunction with the financial statements and notes included in our Annual Report to Shareholders for the fiscal year ended March 2, 2002, and incorporated by reference into our Annual Report on Form 10-K for the fiscal year ended March 2, 2002. On May 10, 2002, we effected a three-for-two stock split in the form of a 50% stock dividend.  All share and per share information herein reflects this stock split. Certain prior year amounts have been reclassified to conform to the current year presentation.  These reclassifications had no impact on net earnings or total shareholders’ equity.

2.             Net Interest Expense:

Net interest expense was comprised of the following ($ in millions):

	Three Months Ended		Six Months Ended
	August 31, 2002	September 1, 2001	August 31, 2002	September 1, 2001
Interest expense	$8	$8	$15	$13
Loss on early retirement of debt	—	8	—	8
Capitalized interest	(1)	—	(2)	—
Interest income	(4)	(6)	(10)	(12)
Net interest expense	$3	$10	$3	$9

3.             Income Taxes:

Income taxes are provided on an interim basis based upon our estimate of the annual effective tax rate. Our estimated effective income tax rate declined to 38.7% in fiscal 2003 compared with 39.1% in fiscal 2002. The decrease was mainly due to the discontinuation of amortization of nondeductible goodwill as a result of our adoption of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets (See notes 8 and 9 of the Notes to Consolidated Financial Statements).

4.             Earnings (Loss) Per Share:

The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings per common share ($ in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	August 31, 2002	September 1, 2001	August 31, 2002	September 1, 2001
Numerator:
Earnings before cumulative effect of change in accounting principle	$62	$85	$132	$140
Cumulative effect of change in accounting principle, net of $24 tax	—	—	(348)	—
Net earnings (loss)	$62	$85	$(216)	$140

Denominator:
Weighted average common shares outstanding	321.3	315.7	320.7	314.5
Dilutive effect of employee stock options	3.2	7.1	4.7	6.9
Weighted average common shares outstanding assuming dilution	324.5	322.8	325.4	321.4

Basic earnings (loss) per share:
Before accounting change	$0.19	$0.27	$0.41	$0.44
Cumulative effect of accounting change	—	—	(1.08)	—
Basic earnings (loss) per share	$0.19	$0.27	$(0.67)	$0.44

Diluted earnings (loss) per share:
Before accounting change	$0.19	$0.26	$0.41	$0.43
Cumulative effect of accounting change	—	—	(1.07)	—
Diluted earnings (loss) per share	$0.19	$0.26	$(0.66)	$0.43

Potentially dilutive shares of common stock include stock options, convertible debentures (assuming certain criteria are met) and other stock-based awards granted under stock-based compensation plans. The shares related to the convertible debentures were not included in our diluted earnings per share computation as the criteria for conversion of the debentures were not met.

5.             Comprehensive Income (Loss):

Comprehensive income (loss) is net earnings (loss) plus certain other items that are recorded directly to shareholders’ equity. The only significant item currently applicable to us is foreign currency translation adjustments. Comprehensive income (loss) was $51 million and $85 million for the three months ended August 31, 2002, and September 1, 2001, respectively, and $(210) million and $140 million for the six months ended August 31, 2002, and September 1, 2001, respectively.

6.             Acquisitions:

Effective November 4, 2001, we acquired all of the common stock of Future Shop Ltd. for $377 million, or $368 million net of cash acquired, including transaction costs. We acquired Future Shop to further our expansion plans and to increase shareholder value. The acquisition was accounted for using the purchase method in accordance with SFAS No. 141, Business Combinations, issued in June 2001. Accordingly, we recorded the net assets at their estimated fair values and included operating results in our financial statements from the date of acquisition. We allocated the purchase price on a preliminary basis using information then available. The allocation of the purchase price to the assets and liabilities acquired will be finalized in the third quarter of fiscal 2003. We will adjust the allocation of the purchase price after obtaining more information regarding asset valuations, liabilities assumed and revisions of preliminary estimates of fair values made at the date of purchase. The preliminary allocations resulted in goodwill of approximately $406 million, which is nondeductible for tax purposes. Under SFAS No.142, goodwill is not amortized.

The preliminary purchase price allocation was as follows ($ in millions):

Merchandise inventories	$169
Property and equipment	108
Other assets	40
Goodwill	406
Current liabilities	(342)
Debt, including current portion	(13)
Total	$368

The following unaudited pro forma data sets forth the consolidated results of operations of Best Buy Co., Inc. as though Future Shop had been acquired as of the beginning of fiscal 2002 ($ in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	As Reported September 1, 2001	Pro Forma September 1, 2001	As Reported September 1, 2001	Pro Forma September 1, 2001
Revenues	$4,164	$4,465	$7,861	$8,426
Net earnings	$85	$86	$140	$140
Basic earnings per share	$0.27	$0.27	$0.44	$0.44
Diluted earnings per share	$0.26	$0.27	$0.43	$0.43

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

7.             Segments:

We have two reportable segments, Domestic and International. The Domestic segment aggregates all operations exclusive of International operations, including U.S. Best Buy stores, Musicland and Magnolia Hi-Fi operations. The International segment is currently comprised of Future Shop and Canadian Best Buy stores. The primary reasons for the combining of our domestic operations into one reportable segment were the significant similarities of their respective products and markets, the leveraging of our buying and distribution functions and the merging of many of our operational functions into a shared services model in the first quarter of fiscal 2003.  Prior period financial data has been restated to reflect this change.

Revenues by reportable segment were as follows ($ in millions):

	Three Months Ended		Six Months Ended
	August 31, 2002	September 1, 2001	August 31, 2002	September 1, 2001
Domestic	$4,670	$4,164	$8,953	$7,861
International	338	—	641	—
Total revenues	$5,008	$4,164	$9,594	$7,861

Operating income by reportable segment and the reconciliation to pre-tax earnings were as follows ($ in millions):

	Three Months Ended		Six Months Ended
	August 31, 2002	September 1, 2001	August 31, 2002	September 1, 2001
Domestic	$104	$148	$224	$238
International	(1)	—	(6)	—
Total operating income	103	148	218	238
Net interest expense	3	10	3	9
Earnings before income tax expense	$100	$138	$215	$229

Assets by reportable segment were as follows ($ in millions):

	August 31, 2002	March 2, 2002	September 1, 2001
Domestic	$6,127	$6,665	$5,521
International	759	710	—
Total assets	$6,886	$7,375	$5,521

8.             Goodwill and Other Intangible Assets:

In June 2001, the Financial Accounting Standards Board issued SFAS No. 142 which eliminated the systematic amortization of goodwill. The Statement also required that goodwill be reviewed for impairment at adoption and at least annually thereafter. Effective March 3, 2002, we adopted SFAS No. 142.  A reconciliation of reported net income adjusted to reflect the adoption of SFAS No. 142 is provided below ($ in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	August 31, 2002	September 1, 2001	August 31, 2002	September 1, 2001
Reported net income (loss)	$62	$85	$(216)	$140
Add-back goodwill amortization, net of tax	—	5	—	9
Adjusted net income (loss)	$62	$90	$(216)	$149

Reported basic earnings (loss) per share	$0.19	$0.27	$(0.67)	$0.44
Add-back goodwill amortization	—	0.01	—	0.03
Adjusted basic earnings (loss) per share	$0.19	$0.28	$(0.67)	$0.47

Reported diluted earnings (loss) per share	$0.19	$0.26	$(0.66)	$0.43
Add-back goodwill amortization	—	0.02	—	0.03
Adjusted diluted earnings (loss) per share	$0.19	$0.28	$(0.66)	$0.46

During the second quarter, we completed the transitional requirements for goodwill impairment testing. As a result of the transitional goodwill impairment testing, we determined that the book value of the assets of our Musicland and Magnolia Hi-Fi businesses, which were acquired in the fourth quarter of fiscal 2001, exceeded their current fair value. Fair values were determined utilizing widely accepted valuation techniques including discounted cash flow and market multiple analyses.  Musicland’s current fair value was based on present expectations for the business in light of the current retail environment and the uncertainty associated with future trends in prerecorded music products.  Magnolia Hi-Fi’s current fair value was based on present expectations for the business in light of recent sales trends and the current business environment, including an economic slowdown in the Pacific Northwest. The resulting after-tax, non-cash, impairment charge was $348 million, of which $308 million was associated with Musicland and $40 million was associated with Magnolia Hi-Fi. The charge represented a complete write-off of the goodwill associated with these businesses.  This impairment charge is considered a change in accounting principle, and the cumulative effect of adopting SFAS No. 142 on our first quarter’s results is provided below ($ in millions, except per share amounts):

		Net Earnings	Basic Earnings (Loss) per Share	Diluted Earnings (Loss) per Share
As reported for the three months ended June 1, 2002		$70	$0.22	$0.22
Less:	cumulative effect of change in accounting principle, net of $24 tax	348	1.09	1.07
Adjusted to include the impairment charge		$(278)	$(0.87)	$(0.85)

We expect to complete our annual goodwill impairment testing for Future Shop in the fourth quarter of fiscal 2003.  The impact, if any, resulting from Future Shop goodwill impairment testing is not known at this time.

Goodwill by operating segment is as follows ($ in millions):

	August 31, 2002	March 2, 2002	September 1, 2001
Domestic	$—	$372	$376
International	410	401	—
	$410	$773	$376

The change in the Domestic segment, through March 2, 2002, was due to amortization.  The change in the Domestic segment, through August 31, 2002, was due to the impairment charge described above.  The acquisition, described in Note 6, was the reason for the increase in the International segment at March 2, 2002.  Fluctuation in the foreign currency exchange rates caused the change in the International segment at August 31, 2002.

9.             New Accounting Standards:

We adopted SFAS No. 142, Goodwill and Other Intangible Assets, on March 3, 2002. Under this Statement, goodwill is no longer amortized over its useful life. Rather, goodwill is subject to an annual impairment test based on its fair value. Separable intangible assets that are determined to have a finite life will continue to be amortized over their useful lives. We have no material intangible assets with finite or indefinite lives. The effects of adopting SFAS No. 142 are disclosed above.

We also adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, on March 3, 2002. This Statement develops one accounting model (based on the model in SFAS No. 121) for long-lived assets to be disposed of, expands the scope of discontinued operations and modifies the accounting for discontinued operations. This Statement did not have a material impact on our net earnings or financial position.

In June 2002, SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, was issued.  This Statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred.  Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan.  The provisions of this Statement are required to be adopted for all exit and disposal activities initiated after December 31, 2002 with early application encouraged.  We have not completed our evaluation of the impact of adopting this Statement.

10.           Condensed Consolidating Financial Information:

Our convertible debentures are guaranteed by Best Buy Stores, L.P., a wholly-owned indirect subsidiary. The following tables present condensed consolidating balance sheets as of August 31, 2002; March 2, 2002; and September 1, 2001; condensed consolidating statements of earnings for the three and six months ended August 31, 2002, and September 1, 2001; and condensed consolidating statements of cash flows for the three and six months ended August 31, 2002 and September 1, 2001:

Condensed Consolidating Balance Sheets

As of August 31, 2002

(Unaudited)

$ in millions

	Best Buy Co., Inc.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$1,086	$24	$9	$—	$1,119
Receivables	211	5	23	—	239
Recoverable costs from developed properties	58	—	—	—	58
Merchandise inventories	—	1,973	646	(3)	2,616
Intercompany receivable	1,307	—	—	(1,307)	—
Intercompany note receivable	500	—	—	(500)	—
Other current assets	718	3	67	(603)	185
Total current assets	3,880	2,005	745	(2,413)	4,217

Net Property and Equipment	761	1,004	396	—	2,161

Goodwill, Net	—	—	410	—	410

Other Assets	71	21	57	(51)	98

Investments in Subsidiaries	828	—	—	(828)	—

Total Assets	$5,540	$3,030	$1,608	$(3,292)	$6,886

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$1,849	$—	$512	$—	$2,361
Accrued compensation and related expenses	74	63	36	—	173
Accrued liabilities	181	380	162	—	723
Accrued income taxes	—	469	264	(603)	130
Current portion of long-term debt	1	—	10	—	11
Intercompany payable	—	731	576	(1,307)	—
Intercompany note payable	—	500	—	(500)	—
Total current liabilities	2,105	2,143	1,560	(2,410)	3,398

Long-Term Liabilities	236	82	19	(51)	286

Long-Term Debt	815	—	6	—	821

Shareholders’ Equity	2,384	805	23	(831)	2,381

Total Liabilities and Shareholders’ Equity	$5,540	$3,030	$1,608	$(3,292)	$6,886

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

Condensed Consolidating Balance Sheets

As of September 1, 2001

(Unaudited)

$ in millions

	Best Buy Co., Inc.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$914	$46	$1	$—	$961
Receivables	227	—	9	—	236
Recoverable costs from developed properties	92	—	6	—	98
Merchandise inventories	—	1,681	413	(2)	2,092
Intercompany receivable	1,072	—	—	(1,072)	—
Intercompany note receivable	500	—	—	(500)	—
Other current assets	354	1	48	(287)	116
Total current assets	3,159	1,728	477	(1,861)	3,503

Net Property and Equipment	474	828	256	—	1,558

Goodwill, Net	—	—	376	—	376

Other Assets	63	11	21	(11)	84

Investments in Subsidiaries	940	—	—	(940)	—

Total Assets	$4,636	$2,567	$1,130	$(2,812)	$5,521

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$1,760	$—	$298	$—	$2,058
Accrued compensation and related expenses	63	47	32	—	142
Accrued liabilities	212	302	101	—	615
Accrued income taxes	—	229	88	(287)	30
Current portion of long-term debt	2	—	—	—	2
Intercompany payable	—	758	314	(1,072)	—
Intercompany note payable	—	500	—	(500)	—
Total current liabilities	2,037	1,836	833	(1,859)	2,847

Long-Term Liabilities	201	68	15	(11)	273

Long-Term Debt	357	1	4	—	362

Shareholders’ Equity	2,041	662	278	(942)	2,039

Total Liabilities and Shareholders’ Equity	$4,636	$2,567	$1,130	$(2,812)	$5,521

Condensed Consolidating Statements of Earnings

For the Three Months Ended August 31, 2002

(Unaudited)

$ in millions

	Best Buy Co., Inc.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$4,402	$891	$(285)	$5,008

Cost of goods sold	—	3,493	586	(200)	3,879

Gross profit	—	909	305	(85)	1,129

Selling, general and administrative expenses	(1)	848	264	(85)	1,026

Operating income	1	61	41	—	103

Net interest (income) expense	(4)	5	2	—	3

Equity in earnings of subsidiaries	59	—	—	(59)	—

Earnings before income tax expense	64	56	39	(59)	100

Income tax expense	2	21	15	—	38

Net earnings	$62	$35	$24	$(59)	$62

Condensed Consolidating Statements of Earnings

For the Three Months Ended September 1, 2001

(Unaudited)

$ in millions

	Best Buy Co., Inc.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$3,814	$510	$(160)	$4,164

Cost of goods sold	—	3,020	299	(103)	3,216

Gross profit	—	794	211	(57)	948

Selling, general and administrative expenses	(8)	671	194	(57)	800

Operating income	8	123	17	—	148

Net interest (income) expense	(4)	2	12	—	10

Equity in earnings of subsidiaries	80	—	—	(80)	—

Earnings before income tax expense	92	121	5	(80)	138

Income tax expense	7	45	1	—	53

Net earnings	$85	$76	$4	$(80)	$85

Condensed Consolidating Statements of Earnings

For the Six Months Ended August 31, 2002

(Unaudited)

$ in millions

	Best Buy Co., Inc.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$1	$8,408	$1,739	$(554)	$9,594

Cost of goods sold	—	6,644	1,148	(392)	7,400

Gross profit	1	1,764	591	(162)	2,194

Selling, general and administrative expenses	(11)	1,634	515	(162)	1,976

Operating income	12	130	76	—	218

Net interest (income) expense	(9)	9	3	—	3

Equity in earnings (loss) of subsidiaries	(228)	—	—	228	—

(Loss) earnings before income tax expense	(207)	121	73	228	215

Income tax expense	9	46	28	—	83

(Loss) earnings before cumulative effect of change in accounting principle	(216)	75	45	228	132

Cumulative effect of change in accounting principle, net of $24 tax	—	—	(348)	—	(348)

Net (loss) earnings	$(216)	$75	$(303)	$228	$(216)

Condensed Consolidating Statements of Earnings

For the Six Months Ended September 1, 2001

(Unaudited)

$ in millions

	Best Buy Co., Inc.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$1	$7,099	$991	$(230)	$7,861

Cost of goods sold	—	5,608	582	(123)	6,067

Gross profit	1	1,491	409	(107)	1,794

Selling, general and administrative expenses	(8)	1,289	382	(107)	1,556

Operating income	9	202	27	—	238

Net interest (income) expense	(14)	7	16	—	9

Equity in earnings of subsidiaries	128	—	—	(128)	—

Earnings before income tax expense	151	195	11	(128)	229

Income tax expense	11	75	3	—	89

Net earnings	$140	$120	$8	$(128)	$140

Condensed Consolidating Statements of Cash Flows

For the Six Months Ended August 31, 2002

(Unaudited)

$ in millions

	Best Buy Co., Inc.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total cash (used in) provided by operating activities	$(355)	$170	$(176)	$—	$(361)

Investing activities
Additions to property and equipment	(213)	(160)	(66)	—	(439)
Other, net	22	—	—	—	22
Total cash used in investing activities	(191)	(160)	(66)	—	(417)

Financing activities
Issuance of common stock	36	—	—	—	36
Long-term debt payments	(1)	—	(3)	—	(4)
Net proceeds from long-term debt	10	—	—	—	10
Change in intercompany receivable/payable	(236)	(15)	251	—	—
Total cash (used in) provided by financing activities	(191)	(15)	248	—	42

(Decrease) increase in cash and cash equivalents	(737)	(5)	6	—	(736)
Cash and cash equivalents at beginning of period	1,823	29	3	—	1,855
Cash and cash equivalents at end of period	$1,086	$24	$9	$—	$1,119

Condensed Consolidating Statements of Cash Flows

For the Six Months Ended September 1, 2001

(Unaudited)

$ in millions

	Best Buy Co., Inc.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total cash provided by (used in) operating activities	$544	$54	$(216)	$—	$382

Investing activities
Additions to property and equipment	(198)	(44)	(15)	—	(257)
Other, net	8	—	—	—	8
Total cash used in investing activities	(190)	(44)	(15)	—	(249)

Financing activities
Issuance of common stock	29	—	—	—	29
Long-term debt payments	(3)	—	(275)	—	(278)
Net proceeds from long-term debt	330	—	—	—	330
Change in intercompany receivable/payable	(512)	9	503	—	—
Total cash (used in) provided by financing activities	(156)	9	228	—	81

Increase (decrease) in cash and cash equivalents	198	19	(3)	—	214
Cash and cash equivalents at beginning of period	716	27	4	—	747
Cash and cash equivalents at end of period	$914	$46	$1	$—	$961

BEST BUY CO., INC.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Overview

Best Buy Co., Inc. is North America’s No. 1 specialty retailer of consumer electronics, home office equipment, entertainment software and appliances. In November of fiscal 2002, we acquired Future Shop Ltd. (Future Shop), Canada’s largest specialty retailer of name-brand consumer electronics, home office equipment, entertainment software and appliances. Future Shop’s net assets and results of operations were included in our consolidated financial statements from the date of acquisition. We currently operate two reportable segments: Domestic and International. The Domestic segment aggregates all operations exclusive of International operations, including U.S. Best Buy stores, Musicland (Sam Goody, Suncoast, On Cue and Media Play) and Magnolia Hi-Fi operations. The International segment consists of Future Shop and Canadian Best Buy stores. For additional information regarding segments and acquisitions, refer to notes 6 and 7 of the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Goodwill Impairment Charge

In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, we completed the transitional requirements for goodwill impairment testing in the second quarter of fiscal 2003. As a result of the testing, we determined that the book value of the assets of our Musicland and Magnolia Hi-Fi businesses, which were acquired in the fourth quarter of fiscal 2001, exceeded their current fair value. Fair values were determined utilizing widely accepted valuation techniques including discounted cash flow and market multiple analyses.  Musicland’s current fair value was based on present expectations for the business in light of the current retail environment and the uncertainty associated with future trends in prerecorded music products. Magnolia Hi-Fi’s current fair value was based on present expectations for the business in light of recent sales trends and the current business environment, including an economic slowdown in the Pacific Northwest. The resulting after-tax, non-cash, impairment charge was $348 million, of which $308 million was associated with Musicland and $40 million was associated with Magnolia Hi-Fi. The charge represented a complete write-off of the goodwill associated with these businesses. Our discussion of operating results herein excludes the impact of the goodwill impairment charge. For additional discussion regarding the impairment charge, refer to note 8 in the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Results of Operations

Second-Quarter Summary

•                    Revenues increased 20% over last year’s second fiscal quarter to $5.01 billion, driven by the opening of 76 new U.S. Best Buy stores in the past 12 months, the inclusion of sales from International operations and comparable store sales gains.

•                    Comparable store sales for Domestic operations increased 2.0%. International comparable store sales increased 6.9%.

•                    A more promotional environment, as well as sales mix changes at Musicland stores, resulted in a moderate decrease in our gross profit rate compared with the second quarter of the prior fiscal year. The decrease was partially offset by the inclusion of International results which increased our second quarter gross profit rate by 0.1% of revenues.

•                    Our selling, general and administrative expenses (SG&A) rate increased by 1.3% of revenues compared with the second quarter of fiscal 2002 primarily due to the deleveraging impact of modest comparable store sales gains and increased investments to support strategic initiatives and business growth. The inclusion of International results increased the second quarter SG&A rate by 0.3% of revenues.

•                    Net earnings were $62 million, or $0.19 per diluted share, compared with $85 million, or $0.26 per diluted share, in the second quarter of fiscal 2002.

•                    On September 17, 2002, we lowered our full-year earnings expectations from our previously communicated range of approximately $2.10 to $2.17 per diluted share, to approximately $1.68 to $1.83 per diluted share (excluding the cumulative effect of change in accounting principle). In addition, we reduced our fiscal 2003 revenue expectations reflecting the overall slow-down in retail consumer spending and reduced retail store traffic.

Consolidated

The following table presents selected unaudited consolidated financial data ($ in millions, except per share amounts):

	Three Months Ended			Six Months Ended
	As Reported		Pro forma(1)	As Reported		Pro forma(1)
	August 31, 2002	September 1, 2001	September 1, 2001	August 31, 2002	September 1, 2001	September 1, 2001
Revenues	$5,008	$4,164	$4,465	$9,594	$7,861	$8,426
Revenues % change	20%	31%	N/A	22%	28%	N/A
Comparable store sales change(2)	2.0%	2.8%	N/A	3.7%	(0.1)%	N/A
Gross profit percentage	22.5%	22.8%	22.9%	22.9%	22.8%	22.9%
SG&A percentage	20.5%	19.2%	19.5%	20.6%	19.8%	20.1%
Operating income	$103	$148	$152	$218	$238	$243
Operating income percentage	2.0%	3.5%	3.4%	2.3%	3.0%	2.9%
Earnings before cumulative effect of change in accounting principle	$62	$85	$86	$132	$140	$140
Net earnings (loss)	$62	$85	$86	$(216)	$140	$140
Diluted earnings per share before accounting change(3)	$0.19	$0.26	$0.27	$0.41	$0.43	$0.43
Diluted earnings (loss) per share(3)	$0.19	$0.26	$0.27	$(0.66)	$0.43	$0.43

(1) Pro forma financial data presents the combined results of Domestic and International operations as if Future Shop had been acquired at the beginning of fiscal 2002.

(2) Includes sales at stores and Internet sites operating for at least 14 full months, and includes remodeled and expanded locations. Relocated stores are excluded from the comparable store sales calculation until at least 14 full months after reopening. Acquired stores are included in the comparable store sales calculation beginning with the first full quarter following the first anniversary of the date of acquisition.

(3) The diluted earnings (loss) per share amounts above have been restated to reflect a three-for-two stock split effective on May 10, 2002.

Our second–quarter fiscal 2003 net earnings were $62 million, or $0.19 per diluted share, compared with $85 million, or $0.26 per diluted share, in the second quarter of fiscal 2002. For the first six months of fiscal 2003, earnings before a cumulative effect of change in accounting principle were $132 million, or $0.41 per diluted share, compared with net earnings of $140 million, or $0.43 per diluted share, for the same period one year ago. For the quarter, the decrease in net earnings resulted primarily from an increase in the SG&A rate combined with a moderately lower gross profit rate compared with the second quarter of the prior fiscal year. For the six-month period, the decrease in earnings was primarily due to an increase in the SG&A rate compared with last fiscal year. In addition, the inclusion of International operations reduced diluted net earnings per share for the quarter and six-month period by approximately $0.01 and $0.02, respectively.

Revenues were $5.01 billion in the second quarter, a 20% increase compared with the same period in the prior fiscal year. For the first six months of fiscal 2003, revenues increased 22% to $9.59 billion compared with the same period in fiscal 2002. For both the quarter and six-month period, new U.S. Best Buy stores generated approximately half of the increase in revenues. In addition, the inclusion of International operations contributed $338 million and $641 million in revenues for the second quarter and six-month period, respectively.  The remainder of the increase was primarily attributable to comparable store sales gains.

Our second-quarter gross profit rate was 22.5% of revenues, down 0.3% of revenues compared with the second quarter last fiscal year. For the first six months of the current fiscal year, our gross profit rate increased slightly to 22.9% of revenues compared with 22.8% of revenues for the same period in the prior fiscal year. In the second quarter, the decline resulted primarily from a change in Musicland’s sales mix driven by the combination of increased sales of lower-margin DVD movies and video gaming hardware and software, and decreased sales of higher-margin prerecorded music. In addition, a more promotional environment hindered overall gross profit rate improvement. The decline in the gross profit rate was partially offset by the inclusion of International operations which increased the gross profit rate by approximately 0.1% of revenues in the second quarter. For the six-month period, the inclusion of International operations increased the gross profit rate by approximately 0.2% of revenues compared with the same period one year ago. This increase was partially offset by the same factors impacting the gross profit rate in the second quarter of fiscal 2003.

Compared with the same periods in the prior fiscal year, the SG&A rate increased 1.3% of revenues and 0.8% of revenues for the second quarter and first six months of fiscal 2003, respectively. The increase in the SG&A rate for the second quarter compared with the same period last fiscal year was primarily due to the deleveraging impact of modest comparable store sales gains, increased depreciation related to technology investments, and investments in personnel and outside consultants to support strategic initiatives and business growth. For the six-month period, the SG&A rate increase compared with the first six months of fiscal 2002 was primarily due to the same factors impacting the second quarter except for the deleveraging impact of modest comparable store sales. The inclusion of our International segment’s higher cost structure increased the SG&A rate 0.3% of revenues and 0.4% of revenues for the second quarter and six-month period, respectively, compared with the same periods in the prior fiscal year. In addition, the SG&A rate benefited from the discontinuation of goodwill amortization in fiscal 2003 resulting from our adoption of SFAS No. 142. Goodwill amortization expense totaled approximately $5 million and $10 million for the second quarter and first six months of fiscal 2002, respectively.

Segment Performance

Domestic

The following table presents selected financial data for the Domestic segment ($ in millions):

	Three Months Ended		Six Months Ended
Segment Performance Summary (unaudited)	August 31, 2002	September 1, 2001	August 31, 2002	September 1, 2001
Revenues	$4,670	$4,164	$8,953	$7,861
Revenues as a % of total Company revenues	93.2%	100.0%	93.3%	100.0%
Comparable store sales change(1)	2.0%	2.8%	3.7%	(0.1)%
Gross profit percentage	22.4%	22.8%	22.7%	22.8%
SG&A percentage	20.2%	19.2%	20.2%	19.8%
Operating income	$104	$148	$224	$238
Operating income percentage	2.2%	3.5%	2.5%	3.0%

(1)  Includes sales at stores and Internet sites operating at least 14 full months, and includes remodeled and expanded locations. Relocated stores are excluded from the comparable store sales calculation until at least 14 full months after reopening. Acquired stores are included in the comparable store sales calculation beginning with the first full quarter following the first anniversary of the date of acquisition.

The following table presents the second-quarter Domestic comparable store sales percent change for the periods presented:

	Three Months Ended		Six Months Ended
	August 31, 2002	September 1, 2001	August 31, 2002	September 1, 2001
U.S. Best Buy stores	2.7%	2.8%	4.5%	(0.1)%
Musicland	(3.4)%	(0.4)%	(2.3)%	(3.3)%
Magnolia Hi-Fi	(3.6)%	(8.1)%	(7.1)%	(10.5)%
Total	2.0%	2.8%	3.7%	(0.1)%

The following table reconciles Domestic stores open at the beginning and end of the second quarter of fiscal 2003:

	Total Stores End of First Quarter Fiscal 2003	Stores Opened	Stores Closed	Total Stores End of Second Quarter Fiscal 2003
U.S. Best Buy stores	493	22	—	515
Musicland	1,315	7	(16)	1,306
Magnolia Hi-Fi	16	—	—	16
Total	1,824	29	(16)	1,837

Note: In the second quarter of fiscal 2003, Best Buy relocated one store and remodeled or expanded two locations. For the same period in fiscal 2002, Best Buy relocated one store and remodeled or expanded one location.

The following table reconciles Domestic stores open at the beginning and end of the second quarter of fiscal 2002:

	Total Stores End of First Quarter Fiscal 2002	Stores Opened	Stores Closed	Total Stores End of Second Quarter Fiscal 2002
U.S. Best Buy stores	430	9	—	439
Musicland	1,304	7	(7)	1,304
Magnolia Hi-Fi	13	—	—	13
Total	1,747	16	(7)	1,756

Note: In the second quarter of fiscal 2002, Best Buy relocated one store and remodeled or expanded one location. Best Buy did not relocate, remodel or expand any locations in the second quarter of fiscal 2001.

In the second quarter, Domestic operating income decreased to $104 million, compared with $148 million in the second quarter of the prior fiscal year. For the first six months of fiscal 2003, Domestic operating income was $224 million, $14 million lower than the same period one year ago. Modest comparable store sales, a lower gross profit rate and an increase in the SG&A rate resulted in the Domestic operating income decline for both the second quarter and the six-month period.

Domestic revenues were $4.67 billion in the second quarter, a 12% increase compared with the second quarter of fiscal 2002. For the first six months of fiscal 2003, Domestic revenues increased 14% to $8.95 billion. For the quarter, approximately four-fifths of the revenue gain resulted from opening 76 additional U.S. Best Buy stores over the past 12 months. The remainder of the increase was primarily the result of the 2.0% comparable store sales increase. New U.S. Best Buy stores generated approximately three-fourths of the revenue gain for the first six months of fiscal 2003 compared with the same period last year. The remainder of the increase was primarily due to the 3.7% comparable store sales increase.

The second-quarter Domestic gross profit rate was 22.4% of revenues, down from 22.8% of revenues for the same period in fiscal 2002. For the first six months, the Domestic gross profit rate declined slightly to 22.7% of revenues. Nearly all of the second quarter gross profit rate decline was the result of a change in the sales mix at Musicland stores driven by the combination of increased sales of lower-margin DVD movies and video gaming hardware and software, and decreased sales of higher-margin prerecorded music. In addition, a more promotional environment hindered overall Domestic gross profit rate improvement. The second-quarter and six-month period Domestic gross profit rates benefited modestly from increased sales of higher-margin digital products at U.S. Best Buy stores and lower costs associated with financing promotions compared with the respective periods of the prior fiscal year.

The Domestic SG&A rate was 20.2% of revenues for the second quarter and first six months of fiscal 2003, up 1.0% of revenues and 0.4% of revenues, respectively, from the same periods one year ago. For the second quarter, the Domestic SG&A rate increase compared with last year’s fiscal second quarter was primarily due to the deleveraging impact of modest comparable store sales gains, increased depreciation related to technology investments, and investments in personnel and outside consultants to support strategic initiatives and business growth. For the six-month period, the increase compared with the first six months of fiscal 2002 was primarily due to the same factors impacting the second quarter except for the deleveraging impact of modest comparable store sales gains. In addition, the second-quarter and six-month period Domestic SG&A rate benefited from the discontinuation of goodwill amortization resulting from the adoption of SFAS No. 142 at the beginning of fiscal 2003. Goodwill amortization expense totaled approximately $5 million and $10 million for the second quarter and first six months of fiscal 2002, respectively.

International

The following table presents selected financial data for the International segment ($ in millions):

	Three Months Ended		Six Months Ended
Segment Performance Summary (unaudited)	August 31, 2002	Pro forma(1) September 1, 2001	August 31, 2002	Pro forma(1) September 1, 2001
Revenues	$338	$301	$641	$565
Revenues as a % of total Company revenues	6.8%	6.8%	6.7%	6.7%
Comparable store sales change(2)	6.9%	15.1%	8.0%	10.8%
Gross profit percentage	24.8%	24.1%	24.7%	24.6%
SG&A percentage	25.0%	22.6%	25.7%	23.8%
Operating (loss) income	$(1)	$5	$(6)	$5
Operating (loss) income percentage	(0.2)%	1.5%	(1.0)%	0.9%

(1)  Pro forma financial data presents the results of operations as though Future Shop had been acquired at the beginning of fiscal 2002.

(2)  Includes sales at Future Shop stores, Canadian Best Buy stores and Canadian Internet sites operating at least 14 full months, and includes remodeled and expanded locations. Relocated stores are excluded from the comparable store sales calculation until at least 14 full months after reopening. The comparable store sales calculation excludes the impact of foreign currency exchange rate fluctuations.

The following table reconciles International stores open at the beginning and end of the second quarter of fiscal 2003:

	Total Stores End of First Quarter Fiscal 2003	Stores Opened	Stores Closed	Total Stores End of Second Quarter Fiscal 2003
Future Shop	97	3	—	100
Canadian Best Buy Stores	0	1	—	1
Total	97	4	—	101

Note: Future Shop relocated two stores in the second quarter of fiscal 2003.

Our International segment recorded a second-quarter operating loss of $1 million compared with operating income of $5 million, on a pro forma basis, in the second quarter of the prior fiscal year. For the first six months of fiscal 2003, our International segment had an operating loss of $6 million compared with operating income of $5 million, on a pro forma basis, for the same period one year ago. For the second quarter and six-month period, strong revenue gains and an increased gross profit rate were offset by an increase in the SG&A rate.

International revenues increased 12% to $338 million in the second quarter compared with the same period in the prior fiscal year, on a pro forma basis. Approximately four-fifths of the revenue increase was due to a 6.9% comparable store sales increase driven by growth in video game hardware and software sales, and digital product sales. The remainder of the second quarter revenue increase compared with the second quarter of the prior fiscal year was the result of opening 11 Future Shop stores and one Canadian Best Buy store in the past 12 months. For the first six months of fiscal 2003, International revenues increased 13% to $641 million compared with the same period last fiscal year, on a pro forma basis. An 8.0% comparable store sales increase, resulting from the same factors driving the second quarter increase, generated approximately four-fifths of the revenue increase. The remainder of the increase for the six-month period compared with the same period one year ago was primarily due to new store openings.

In the second quarter, the International gross profit rate was 24.8% of revenues, up from 24.1% of revenues in the second quarter of the prior fiscal year, on a pro forma basis. For the six-month period, the International gross profit rate increased modestly to 24.7% compared with 24.6% for the same period in the prior fiscal year, on a pro forma basis. The gross profit rate improvement for the quarter and six-month period was mainly due to a higher-margin sales mix, including increased sales of higher-margin digital products and accessories, compared with the prior fiscal year.

In the second quarter, the International SG&A rate increased by 2.4% of revenues to 25.0% of revenues compared to the second quarter of last fiscal year, on a pro forma basis. For the first six months of the current fiscal year, the International SG&A rate was 25.7%, up from 23.8% for the same period last fiscal year, on a pro forma basis. The SG&A rate increase for both the second quarter and six-month period was primarily due to planned investments to support strategic initiatives intended to improve the future efficiency and profitability of our International operations, as well as expenses associated with opening Canadian Best Buy stores and related infrastructure development.

Consolidated

Net Interest Expense

Net interest expense was $3 million for both the second quarter and the first six-months of fiscal 2003, $7 million and $6 million lower than the comparable periods in the prior fiscal year, respectively. An $8 million charge associated with the early retirement of debt impacted both the second quarter and first six months of fiscal 2002. For the second quarter and first six months of fiscal 2003, net interest expense increases resulting from the combination of lower yields on cash investments and interest expense associated with convertible debentures issued during fiscal 2002, were offset by interest earned on higher average cash balances and the reduction in interest expense resulting from the repayment of debt.

Effective Income Tax Rate

Our estimated effective income tax rate has decreased to 38.7% in fiscal 2003, compared with 39.1% in fiscal 2002. The decrease was mainly due to the discontinuation of nondeductible goodwill amortization as a result of our adoption of SFAS No. 142, on March 3, 2002.

Liquidity and Capital Resources

Summary

At the end of the second quarter, we believe our financial condition remained strong. Cash and cash equivalents totaled $1.1 billion, compared with $1.9 billion at the end of fiscal 2002 and $961 million at the end of last year’s second fiscal quarter. Our current ratio, current assets divided by current liabilities, was 1.24, essentially even with the end of fiscal 2002 and last year’s second fiscal quarter. Our long-term debt-to-capitalization ratio was 26%, up slightly compared with 24% at the end of fiscal 2002 and up from 15% at the end of the second quarter of fiscal 2002. The increase compared with the second quarter of the prior fiscal year was primarily due to the issuance of convertible debentures in the fourth quarter of fiscal 2002.

Cash Flows

Cash used in operating activities during the first six months of fiscal 2003 totaled $361 million, compared with $382 million provided by operating activities for the same period in the prior fiscal year. The change in operating cash flow was primarily due to cash used in operating activities related to accounts payable and other liabilities compared with cash provided by these activities in the first six months of the prior fiscal year. The change in accounts payable this fiscal year compared with the prior fiscal year is mainly due to the timing of vendor payments. The change in other liabilities is due to the payment of higher accrued bonuses resulting from increased earnings in fiscal 2002 compared with fiscal 2001 and changes in advances received under vendor alliances. In addition, increased earnings from fiscal 2002 compared with fiscal 2001 resulted in higher income tax payments. Inventory turns at U.S. Best Buy stores, on a rolling 12-month basis, were 7.3 times, essentially even with the prior fiscal year.

For the six-month period, cash used in investing activities was $417 million compared with $249 million used during the same period one year ago. Capital spending increased to $439 million in the first six months of fiscal 2003 compared with $257 million for the same period in fiscal 2002, with approximately $90 million related to construction of new retail locations, and approximately $30 million associated with our new corporate campus. The remainder of the increase was primarily due to information systems improvements and other additions to property, plant and equipment.

Cash provided by financing activities was $42 million in the first six months of fiscal 2003, compared with $81 million for the same period in the prior fiscal year. The change is primarily due to the issuance of convertible debentures in the second quarter of fiscal 2002, partially offset by the retirement of certain debt instruments acquired as part of the Musicland acquisition in the first six months of fiscal 2002.

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

We have a $200 million unsecured revolving credit facility scheduled to mature in March 2005. As a result of the Future Shop acquisition, we acquired a $44 million secured revolving credit facility that increased to $53 million on a seasonal basis. The $44 million facility was replaced, subsequent to the end of the second quarter of fiscal 2003, with a $50 million unsecured facility scheduled to mature in September 2003. We also have a $200 million inventory financing line. Borrowings under this line are collateralized by a security interest in certain merchandise inventories approximating the outstanding borrowings.

Our credit ratings remained unchanged from our fiscal 2002 year-end ratings. As of August 31, 2002, our ratings were as follows:

Rating Agency	Rating	Outlook
Fitch	BBB	Stable
Moody’s	Baa3	Stable
Standard & Poor’s	BBB-	Negative

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

Debt and Capital

See our Annual Report on Form 10-K for the fiscal year ended March 2, 2002, for additional details regarding our debt and capital.

The amount of debt outstanding as of August 31, 2002, was essentially unchanged from the end of fiscal 2002.

Significant Accounting Policies and Estimates

Our significant accounting policies are described in note 1 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended March 2, 2002. A discussion of our critical accounting policies, and the related estimates, are included in Management’s Discussion and Analysis of Results of Operations and Financial Condition in our Annual

Report on Form 10-K for the fiscal year ended March 2, 2002.  There have been no significant changes in our existing accounting policies or estimates since our fiscal year ended March 2, 2002.

Goodwill Impairment Testing

As a result of our adoption of SFAS No. 142, we review goodwill for impairment annually and otherwise when events or changes in circumstances indicate the carrying value of the goodwill might exceed its current fair value. We determine fair value using discounted cash flow analyses. These types of analyses require us to make certain assumptions and judgements regarding industry economic factors and the profitability of future business strategies. It is our policy to conduct impairment testing based on our most current business strategy in light of present industry economic conditions, as well as future expectations. If actual results were not consistent with our assumptions and judgments, we could be exposed to a goodwill impairment charge that is material in nature. We will perform goodwill testing with respect to our Future Shop acquisition in the fourth quarter of fiscal 2003.

New Accounting Pronouncements

A discussion of recently issued accounting pronouncements is described in note 9 of the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Certification of SEC Filings

On September 17, 2002, our Chief Executive Officer and Chief Financial Officer submitted to the Securities and Exchange Commission (SEC) their respective sworn statements certifying the accuracy and completeness of our reports filed with the SEC. The reports covered by these certifications are our Annual Report on Form 10-K for the fiscal year ended March 2, 2002; the proxy statement for our most recent annual meeting of shareholders; our Quarterly Report on Form 10-Q for the quarter ended June 1, 2002; and our current reports on Form 8-K filed with the SEC subsequent to March 2, 2002, and prior to the date of certification. These certifications were filed with the SEC prior to the October 15, 2002 deadline.

Outlook for Fiscal 2003

The following section should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended March 2, 2002.

On September 17, 2002, we lowered our full-year earnings expectations from our previously communicated range of approximately $2.10 to $2.17 per diluted share, to approximately $1.68 to $1.83 per diluted share (excluding the cumulative effect of a change in accounting principle). Our revised expectations reflect the overall slow-down in retail consumer spending and reduced retail store traffic.

Looking forward to the third quarter, we are projecting net earnings of $0.22 to $0.27 per diluted share compared with $0.25 per diluted share in the third quarter of fiscal 2002.

We expect third-quarter total revenue growth of 10% to 12% over last fiscal year, reflecting the impact of new stores, flat comparable store sales, and the inclusion of a full quarter of International revenues. For our Domestic segment, we anticipate third-quarter comparable store sales to be essentially flat; however, we expect a 6% to 8% comparable store sales increase for our International segment. Due to the seasonality of our business, November operations have a disproportionate impact on our third-quarter financial results.

We forecast our gross profit rate to remain flat in the third quarter compared with the same quarter of the prior fiscal year. Our gross profit rate is expected to benefit from the expanding digital product cycle; however, the benefit is expected to be offset by a more promotional environment, product mix changes and the slower growth rate of our higher-margin mall-based business compared with U.S. Best Buy stores and our International segment.

The SG&A rate in the third quarter is expected to increase modestly compared with the third quarter of the prior fiscal year primarily due to the deleveraging impact of projected flat comparable store sales at our Domestic segment. The deleveraging impact is expected to be partially offset by planned expense reductions.

Looking forward to the fourth quarter, we are projecting flat comparable store sales for our Domestic segment, taking into account the calendar shift that will move post-Thanksgiving shopping days into the fourth quarter of this fiscal year. For our International segment, we project comparable store sales to increase 4% to 6%.

We expect our gross profit rate to decline approximately 1% of revenues in the fourth quarter compared with the same quarter of the prior fiscal year. The gross profit rate will be impacted by the same factors as the third quarter and will be further impacted by a more promotional environment resulting from the compressed holiday selling season in fiscal 2003 and the anniversary of lower interest rates that reduced customer financing costs last fiscal year.

The fourth quarter SG&A rate, compared with the same period last fiscal year, is expected to decline modestly due primarily to planned expense reductions.

Finally, we have lowered our projected capital spending for the second half of fiscal 2003 by $75 million, bringing our full-year estimate to approximately $925 million.

Our outlook is based on certain assumptions regarding future economic conditions. If actual economic conditions differ from our assumptions, they could have a material impact on our fiscal 2003 second-half operating results. In addition, our outlook assumes that we will not be materially impacted by the recently initiated voluntary work stoppage at the West Coast ports of the United States. If the work stoppage were to extend for a prolonged period of time, it could have a material impact on our second-half operating results. We are currently working with our vendors to develop contingency plans related to this issue.

We have a comprehensive strategic alliance with Microsoft Corporation that expires in March 2003. The alliance provides us with financial support in the form of advertising funds and other expense reimbursement, as well as profit sharing. Microsoft has notified us of their intention to allow the existing alliance to expire. We are in negotiations with Microsoft to extend our alliance. If we are unable to extend our alliance with Microsoft or to replace it with a comparable strategic marketing relationship, future operating results could be affected.

Safe Harbor Statement Under the Private Securities Litigation Reform Act

Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, provide a “safe harbor” for forward–looking statements to encourage companies to provide prospective information about their companies. With the exception of historical information, the matters discussed in this Quarterly Report on Form 10-Q are forward–looking statements and may be identified by the use of words such as “believe,” “expect,” “anticipate,” “plan,” “estimate,” “intend” and “potential.” Such statements reflect our current view with respect to future events and are subject to certain risks, uncertainties and assumptions. A variety of factors could cause our actual results to differ materially from the anticipated results expressed in such forward–looking statements, including, among other things, general economic conditions, acquisitions and development of new businesses, product availability, sales volumes, profit margins, weather, foreign currency fluctuation, availability of suitable real estate locations, and the impact of labor markets and new product introductions on our overall profitability. Readers should review our Current Report on Form 8-K filed on October 15, 2002, that describes additional important factors that could cause actual results to differ materially from those contemplated by the forward–looking statements made in this Quarterly Report on Form 10-Q.

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

ITEM 4.  CONTROLS AND PROCEDURES

(a)   Evaluation of disclosure controls and procedures

                        The term “disclosure controls and procedures” is defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934 (Exchange Act). These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days before the filing of this quarterly report (the Evaluation Date), and they have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

(b)   Changes in internal controls

                       We maintain a system of internal accounting controls that are designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed. For the quarter ended August 31, 2002, there were no significant changes to our internal controls or in other factors that could significantly affect our internal controls.

PART II — OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Regular Meeting of the Shareholders of the Company was held on June 25, 2002.

a.                                    The individuals named below were elected at the meeting as Class 1 directors of the Company, each to serve for a term of two years until the election and qualification of their respective successors.  Shares voted were as follows:

Bradbury H. Anderson
Shares For	163,741,240
Shares Withheld	27,592,840

Kathy J. Higgins Victor
Shares For	189,828,169
Shares Withheld	1,505,911

Allen U. Lenzmeier
Shares For	189,838,141
Shares Withheld	1,495,939

Mark C. Thompson
Shares For	189,245,426
Shares Withheld	2,088,654

Frank D. Trestman
Shares For	189,250,952
Shares Withheld	2,083,128

James C. Wetherbe
Shares For	189,828,314
Shares Withheld	1,505,766

b.                                      Ernst & Young LLP was ratified as our independent auditor for the fiscal year beginning March 3, 2002.  There were 184,932,329 votes for, and 5,723,910 votes against, ratification.  There were 678,141 abstentions.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K:

a.            Exhibits:

99.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer.

99.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer.

b.            Reports on Form 8-K:

(1)  Revised earnings outlook for the second quarter ended August 31, 2002, filed on August 8, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEST BUY CO., INC.
(Registrant)

Date: October 15, 2002	By:	/s/ Darren R. Jackson
Darren R. Jackson
Executive Vice President — Finance
and Chief Financial Officer
(principal financial and accounting officer)

I, Bradbury H. Anderson, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Best Buy Co., Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)     presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  October 15, 2002

/s/ Bradbury H. Anderson
Bradbury H. Anderson
Vice Chairman
and Chief Executive Officer

I, Darren R. Jackson, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Best Buy Co., Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)     presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  October 15, 2002

/s/ Darren R. Jackson
Darren R. Jackson
Executive Vice President — Finance
and Chief Financial Officer