Form 10-Q
period 2002-11-30
BEST BUY CO INC
filed 2003-01-14
CIK 764478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2002 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 1-9595

BEST BUY CO., INC.

(Exact name of registrant as specified in its charter)

Minnesota	41-0907483
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7075 Flying Cloud Drive Eden Prairie, Minnesota	55344
(Address of principal executive offices)	(Zip Code)

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

Common Stock, $0.10 Par Value — 321,725,000 shares as of November 30, 2002

BEST BUY CO., INC.

FORM 10-Q FOR THE QUARTER ENDED NOVEMBER 30, 2002

PART 1.                                   FINANCIAL INFORMATION

ITEM 1.                                     CONSOLIDATED FINANCIAL STATEMENTS

BEST BUY CO., INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

($ in millions, except per share amounts)

	Nov. 30, 2002	March 2, 2002	Dec. 1, 2001
	(Unaudited)		(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$1,156	$1,855	$843
Receivables	579	230	370
Recoverable costs from developed properties	35	79	83
Merchandise inventories	4,090	2,258	3,459
Other current assets	193	172	132
Total current assets	6,053	4,594	4,887

PROPERTY AND EQUIPMENT
Property and equipment	3,333	2,720	2,606
Less accumulated depreciation and amortization	1,065	823	853
Net property and equipment	2,268	1,897	1,753

GOODWILL, NET	407	773	750

INTANGIBLE ASSET	32	—	—

OTHER ASSETS	101	87	80

TOTAL ASSETS	$8,861	$7,351	$7,470

NOTE:  The consolidated balance sheet at March 2, 2002, has been condensed from the audited financial statements.

See Notes to Consolidated Financial Statements.

BEST BUY CO., INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

LIABILITIES AND SHAREHOLDERS’ EQUITY

($ in millions, except per share amounts)

	Nov. 30, 2002	March 2, 2002	Dec. 1, 2001
	(Unaudited)		(Unaudited)
CURRENT LIABILITIES
Accounts payable	$4,094	$2,479	$3,645
Accrued compensation and related expenses	192	205	189
Accrued liabilities	819	718	713
Accrued income taxes	173	291	79
Current portion of long-term debt	7	7	14
Total current liabilities	5,285	3,700	4,640

LONG-TERM LIABILITIES	284	317	323

LONG-TERM DEBT	822	813	364

SHAREHOLDERS’ EQUITY
Preferred stock, $1.00 par value: Authorized — 400,000 shares; Issued and outstanding — none	—	—	—
Common stock, $0.10 par value: Authorized — 1 billion shares; Issued and outstanding — 321,725,000, 319,128,000 and 317,505,000 shares, respectively	32	31	31
Additional paid-in capital	774	702	668
Retained earnings	1,663	1,794	1,444
Accumulated other comprehensive income (loss)	1	(6)	—
Total shareholders’ equity	2,470	2,521	2,143

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$8,861	$7,351	$7,470

NOTE:  The consolidated balance sheet at March 2, 2002, has been condensed from the audited financial statements.

See Notes to Consolidated Financial Statements.

BEST BUY CO., INC.

CONSOLIDATED STATEMENTS OF EARNINGS

($ in millions, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	Nov. 30, 2002	Dec. 1, 2001	Nov. 30, 2002	Dec. 1, 2001
Revenues	$5,505	$4,756	$15,099	$12,617
Cost of goods sold	4,318	3,728	11,718	9,795
Gross profit	1,187	1,028	3,381	2,822

Selling, general and administrative expenses	1,048	899	3,024	2,455
Operating income	139	129	357	367
Net interest expense (income)	1	(3)	4	6

Earnings before income tax expense	138	132	353	361
Income tax expense	53	52	136	141

Earnings before cumulative effect of change in accounting principle	85	80	217	220
Cumulative effect of change in accounting principle, net of $24 tax	—	—	(348)	—

Net earnings (loss)	$85	$80	$(131)	$220

Basic earnings (loss) per share:
Before accounting change	$0.26	$0.25	$0.67	$0.70
Cumulative effect of accounting change	—	—	(1.08)	—
Basic earnings (loss) per share	$0.26	$0.25	$(0.41)	$0.70

Diluted earnings (loss) per share:
Before accounting change	$0.26	$0.25	$0.67	$0.68
Cumulative effect of accounting change	—	—	(1.07)	—
Diluted earnings (loss) per share	$0.26	$0.25	$(0.40)	$0.68

Basic weighted average common shares outstanding (in millions)	321.5	316.6	320.9	315.2

Diluted weighted average common shares outstanding (in millions)	324.1	322.2	324.9	321.7

See Notes to Consolidated Financial Statements.

BEST BUY CO., INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED NOVEMBER 30, 2002

($ and shares in millions)

(Unaudited)

	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances at March 2, 2002	319	$31	$702	$1,794	$(6)	$2,521

Stock options exercised	2	1	41	—	—	42

Tax benefit from stock options exercised	—	—	31	—	—	31

Translation adjustments and other	—	—	—	—	7	7

Net loss, nine months ended November 30, 2002	—	—	—	(131)	—	(131)
Balances at November 30, 2002	321	$32	$774	$1,663	$1	$2,470

See Notes to Consolidated Financial Statements.

BEST BUY CO., INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)

(Unaudited)

	Nine Months Ended
	Nov. 30, 2002	Dec. 1, 2001
OPERATING ACTIVITIES
Net (loss) earnings	$(131)	$220
Adjustments to reconcile net (loss) earnings to net cash (used in) provided by operating activities:
Cumulative effect of change in accounting principle, net of tax	348	—
Depreciation	265	211
Deferred income taxes	(27)	52
Amortization of goodwill	—	15
Other	14	33
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Receivables	(348)	(155)
Merchandise inventories	(1,829)	(1,517)
Other assets	(36)	(16)
Accounts payable	1,612	1,683
Other liabilities	91	280
Accrued income taxes	(92)	(28)
Total cash (used in) provided by operating activities	(133)	778

INVESTING ACTIVITIES
Additions to property and equipment	(649)	(431)
Acquisition of businesses, net of cash acquired	(3)	(360)
Decrease in recoverable costs from developed properties	44	26
Total cash used in investing activities	(608)	(765)

FINANCING ACTIVITIES
Issuance of common stock	39	36
Long-term debt payments	(12)	(283)
Net proceeds from long-term debt	15	330
Total cash provided by financing activities	42	83

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(699)	96

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,855	747

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,156	$843

See Notes to Consolidated Financial Statements.

BEST BUY CO., INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                                       Basis of Presentation:

The accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation. All adjustments were normal recurring adjustments, except as noted in the Notes to Consolidated Financial Statements. Our business is seasonal in nature, and interim results are not necessarily indicative of results for a full year. These interim financial statements and the related notes should be read in conjunction with the financial statements and notes included in our Annual Report to Shareholders for the fiscal year ended March 2, 2002. The Annual Report to Shareholders is incorporated by reference into our Annual Report on Form 10-K for the fiscal year ended March 2, 2002. On May 10, 2002, we effected a three-for-two stock split in the form of a 50% stock dividend. All share and per share information in this filing reflects this stock split. Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no impact on net earnings or total shareholders’ equity.

2.                                       Net Interest Expense (Income):

Net interest expense (income) was comprised of the following ($ in millions):

	Three Months Ended		Nine Months Ended
	Nov. 30, 2002	Dec. 1, 2001	Nov. 30, 2002	Dec. 1, 2001
Interest expense	$7	$3	$22	$16
Loss on early retirement of debt	—	—	—	8
Capitalized interest	(1)	—	(3)	—
Interest income	(5)	(6)	(15)	(18)
Net interest expense (income)	$1	$(3)	$4	$6

3.                                       Income Taxes:

Income taxes are provided on an interim basis based upon our estimate of the annual effective tax rate. Our estimated effective income tax rate declined to 38.7% in fiscal 2003, compared with 39.1% in fiscal 2002. The decrease was mainly due to the discontinuation of goodwill amortization as a result of our adoption of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, on March 3, 2002 (See Notes 8 and 9 of the Notes to Consolidated Financial Statements). In fiscal 2002, a substantial amount of our goodwill amortization was non-deductible for tax purposes.

4.                                       Earnings (Loss) Per Share:

The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings per common share ($ in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	Nov. 30, 2002	Dec. 1, 2001	Nov. 30, 2002	Dec. 1, 2001
Numerator:
Earnings before cumulative effect of change in accounting principle	$85	$80	$217	$220
Cumulative effect of change in accounting principle, net of $24 tax	—	—	(348)	—
Net earnings (loss)	$85	$80	$(131)	$220

Denominator:
Weighted average common shares outstanding	321.5	316.6	320.9	315.2
Dilutive effect of employee stock options	2.6	5.6	4.0	6.5
Weighted average common shares outstanding assuming dilution	324.1	322.2	324.9	321.7

Basic earnings (loss) per share:
Before accounting change	$0.26	$0.25	$0.67	$0.70
Cumulative effect of accounting change	—	—	(1.08)	—
Basic earnings (loss) per share	$0.26	$0.25	$(0.41)	$0.70

Diluted earnings (loss) per share:
Before accounting change	$0.26	$0.25	$0.67	$0.68
Cumulative effect of accounting change	—	—	(1.07)	—
Diluted earnings (loss) per share	$0.26	$0.25	$(0.40)	$0.68

Potentially dilutive shares of common stock include stock options, convertible debentures (assuming certain criteria are met) and other stock-based awards granted under stock-based compensation plans. The shares related to the convertible debentures were not included in our diluted earnings per share computation, as the criteria for conversion of the debentures were not met.

5.                                       Comprehensive Income (Loss):

Comprehensive income (loss) is net earnings (loss) plus certain other items that are recorded directly to shareholders’ equity. The only significant item currently applicable to us is foreign currency translation adjustments. Comprehensive income (loss) was $86 million and $80 million for the three months ended November 30, 2002, and December 1, 2001, respectively, and $(124) million and $220 million for the nine months ended November 30, 2002, and December 1, 2001, respectively.

6.                                       Acquisitions:

Effective November 4, 2001, we acquired all of the common stock of Future Shop Ltd. (Future Shop) for $377 million, or $368 million net of cash acquired, including transaction costs. We acquired Future Shop to further our expansion plans and to increase shareholder value. The acquisition was accounted for using the purchase method in accordance with SFAS No. 141, Business Combinations, issued in June 2001. Accordingly, we recorded the net assets at their estimated fair values and included operating results in our financial statements from the date of acquisition. We allocated the purchase price on a preliminary basis using information then available. The allocation of the purchase price to the assets and liabilities acquired was finalized in the third quarter of fiscal 2003. The primary adjustments to the preliminary allocation were to assign value to the “Future Shop” trade name as a result of our decision to operate stores under both the Best Buy and Future Shop trade names in Canada, and to refine extended warranty plan reserves assumed at the date of acquisition based on actual warranty expenses incurred through the third quarter of fiscal 2003. The final purchase price allocation is shown below and resulted in a $5 million decrease to goodwill from our preliminary allocation. All goodwill is nondeductible for tax purposes. Under SFAS No.142, goodwill is not amortized.

The final purchase price allocation was as follows ($ in millions):

Merchandise inventories	$169
Property and equipment	103
Goodwill	401
Intangible asset	32
Other assets	43
Current liabilities	(341)
Debt, including current portion	(13)
Other liabilities	(26)
Total	$368

The following unaudited pro forma data sets forth the consolidated results of operations of Best Buy Co., Inc. as though Future Shop had been acquired as of the beginning of fiscal 2002 ($ in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	As Reported	Pro Forma	As Reported	Pro Forma
	Dec. 1, 2001	Dec. 1, 2001	Dec. 1, 2001	Dec. 1, 2001
Revenues	$4,756	$4,986	$12,617	$13,412
Net earnings	$80	$79	$220	$219
Basic earnings per share	$0.25	$0.25	$0.70	$0.70
Diluted earnings per share	$0.25	$0.25	$0.68	$0.68

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

Effective October 14, 2002, we acquired all of the common stock of Geek Squad, Inc. (Geek Squad) for approximately $3 million, net of cash acquired, including transaction costs. Geek Squad provides residential consumer computer support. We acquired Geek Squad to further our plans of providing technology support services to customers. The acquisition was accounted for using the purchase method in accordance with SFAS No. 141. Accordingly, we recorded the net assets at their estimated fair values and included operating results in our financial statements from the date of acquisition. Substantially all of the purchase price was allocated to goodwill, which is nondeductible for tax purposes. Under SFAS No.142, goodwill is not amortized. The pro forma results of operations for this acquisition have not been presented, as the impact on reported results is not significant.

7.                                       Segments:

We have two reportable segments, Domestic and International. The Domestic segment aggregates all operations exclusive of International operations, including U.S. Best Buy stores, Musicland and Magnolia Hi-Fi operations. The International segment is currently comprised of Future Shop and Canadian Best Buy stores. The primary reasons for the combining of our domestic operations into one reportable segment were the significant similarities of their respective products and markets, the leveraging of our buying and distribution functions, and the merging of many of our operational functions into a shared services model in the first quarter of fiscal 2003.  Prior period financial data has been restated to reflect this change.

Revenues by reportable segment were as follows ($ in millions):

	Three Months Ended		Nine Months Ended
	Nov. 30, 2002	Dec. 1, 2001	Nov. 30, 2002	Dec. 1, 2001
Domestic	$5,081	$4,632	$14,034	$12,493
International	424	124	1,065	124
Total revenues	$5,505	$4,756	$15,099	$12,617

Operating income by reportable segment and the reconciliation to pre-tax earnings were as follows ($ in millions):

	Three Months Ended		Nine Months Ended
	Nov. 30, 2002	Dec. 1, 2001	Nov. 30, 2002	Dec. 1, 2001
Domestic	$143	$127	$367	$365
International	(4)	2	(10)	2
Total operating income	139	129	357	367
Net interest expense (income)	1	(3)	4	6
Earnings before income tax expense	$138	$132	$353	$361

Assets by reportable segment were as follows ($ in millions):

	Nov. 30, 2002	March 2, 2002	Dec. 1, 2001
Domestic	$7,926	$6,665	$6,700
International	935	686	770
Total assets	$8,861	$7,351	$7,470

8.                                       Goodwill and Intangible Asset:

In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, which eliminated the systematic amortization of goodwill. The Statement also required that goodwill be reviewed for impairment at adoption and at least annually thereafter. Effective March 3, 2002, we adopted SFAS No. 142. A reconciliation of reported net income adjusted to reflect the adoption of SFAS No. 142 is provided below ($ in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	Nov. 30, 2002	Dec. 1, 2001	Nov. 30, 2002	Dec. 1, 2001
Reported net earnings (loss)	$85	$80	$(131)	$220
Add-back goodwill amortization, net of tax	—	5	—	14
Adjusted net earnings (loss)	$85	$85	$(131)	$234

Reported basic earnings (loss) per share	$0.26	$0.25	$(0.41)	$0.70
Add-back goodwill amortization	—	0.01	—	0.04
Adjusted basic earnings (loss) per share	$0.26	$0.26	$(0.41)	$0.74

Reported diluted earnings (loss) per share	$0.26	$0.25	$(0.40)	$0.68
Add-back goodwill amortization	—	0.01	—	0.04
Adjusted diluted earnings (loss) per share	$0.26	$0.26	$(0.40)	$0.72

During the second quarter of fiscal 2003, we completed the transitional requirements for goodwill impairment testing. As a result of the transitional goodwill impairment testing, we determined that the book value of the assets of our Musicland and Magnolia Hi-Fi businesses, which were acquired in the fourth quarter of fiscal 2001, exceeded their current fair value. Fair values were determined utilizing widely accepted valuation techniques, including discounted cash flow and market multiple analyses.  Musicland’s current fair value was based on present expectations for the business in light of the current retail environment and the uncertainty associated with future trends in prerecorded music products.  Magnolia Hi-Fi’s current fair value was based on present expectations for the business in light of recent sales trends and the current business environment, including an economic slowdown in the Pacific Northwest. The resulting after-tax, non-cash, impairment charge was $348 million, of which $308 million was associated with Musicland and $40 million was associated with Magnolia Hi-Fi. The charge represented a complete write-off of the goodwill associated with these businesses. This impairment charge is considered a change in accounting principle, and the cumulative effect of adopting SFAS No. 142 on our first quarter’s results is provided below ($ in millions, except per share amounts):

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

Goodwill by operating segment is as follows ($ in millions):

	Nov. 30, 2002	March 2, 2002	Dec. 1, 2001
Domestic	$3	$372	$371
International	404	401	379
Goodwill, net	$407	$773	$750

The change in the Domestic segment from December 1, 2001 through March 2, 2002 was due to the finalization of the purchase accounting for Musicland and Magnolia Hi-Fi, substantially offset by goodwill amortization. The change in the Domestic segment from March 2, 2002 through November 30, 2002 was primarily due to the impairment charge described above. Adjustment to our preliminary purchase price allocation and fluctuation in the foreign currency exchange rates caused the change in the International segment from December 1, 2001 through March 2, 2002. The finalization of the purchase accounting for Future Shop and fluctuation in the foreign currency exchange rates caused the change in the International segment from March 2, 2002 to November 30, 2002.

Our intangible asset was comprised of a $32 million indefinite-lived intangible trade name related to Future Shop. The intangible asset is recorded in the International segment and is not being amortized in accordance with SFAS No. 142.

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

We also adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, on March 3, 2002. This Statement develops one accounting model (based on the model in SFAS No. 121) for long-lived assets to be disposed of, expands the scope of discontinued operations and modifies the accounting for discontinued operations. The adoption of this Statement did not have a significant impact on our net earnings or financial position.

We will adopt SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, on January 1, 2003. This Statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan. The principal impact of this Statement is expected to come from the timing of when costs for exit or disposal activities are recognized.

In November 2002, the Emerging Issues Task Force (EITF) reached consensus on Issue No. 02-16, Accounting by a Customer (including a Reseller) for Cash Consideration given by a Vendor to a Customer (including a Reseller of the Vendor's Products).  Cash consideration received by a customer from a vendor is to be considered a reduction of the prices of the vendor's products or services, and characterized as a reduction of cost of sales unless certain conditions are met. Rebates or refunds that are payable to a customer only upon the occurrence of certain events are to be recognized as a reduction of cost of sales on a systematic and rational basis. EITF Issue No. 02-16 is effective for us beginning with the first quarter of fiscal 2004.  We have not completed our evaluation of the impact of this EITF.

10.                                 Condensed Consolidating Financial Information:

Our convertible debentures are guaranteed by Best Buy Stores, L.P., a wholly-owned indirect subsidiary.  At November 30, 2002, convertible debentures totaling approximately $748 million were outstanding. The debentures are described in the notes included in our Annual Report to Shareholders for the fiscal year ended March 2, 2002. The following tables present condensed consolidating balance sheets as of November 30, 2002; March 2, 2002; and December 1, 2001; condensed consolidating statements of earnings for the three and nine months ended November 30, 2002, and December 1, 2001; and condensed consolidating statements of cash flows for the nine months ended November 30, 2002 and December 1, 2001:

Condensed Consolidating Balance Sheets

As of November 30, 2002

(Unaudited)

$ in millions

	Best Buy Co., Inc.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$1,051	$94	$11	$—	$1,156
Receivables	512	23	44	—	579
Recoverable costs from developed properties	35	—	—	—	35
Merchandise inventories	—	3,191	907	(8)	4,090
Intercompany receivable	2,477	—	—	(2,477)	—
Intercompany note receivable	500	—	—	(500)	—
Other current assets	738	6	68	(619)	193
Total current assets	5,313	3,314	1,030	(3,604)	6,053

Net Property and Equipment	848	1,011	409	—	2,268

Goodwill, Net	—	3	404	—	407

Intangible Asset	—	—	32	—	32

Other Assets	72	23	94	(88)	101

Investments in Subsidiaries	925	—	—	(925)	—

Total Assets	$7,158	$4,351	$1,969	$(4,617)	$8,861

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$3,329	$—	$765	$—	$4,094
Accrued compensation and related expenses	82	74	36	—	192
Accrued liabilities	221	428	170	—	819
Accrued income taxes	—	505	288	(620)	173
Current portion of long-term debt	1	—	6	—	7
Intercompany payable	—	1,893	584	(2,477)	—
Intercompany note payable	—	500	—	(500)	—
Total current liabilities	3,633	3,400	1,849	(3,597)	5,285

Long-Term Liabilities	223	84	51	(74)	284

Long-Term Debt	811	—	11	—	822

Shareholders’ Equity	2,491	867	58	(946)	2,470

Total Liabilities and Shareholders’ Equity	$7,158	$4,351	$1,969	$(4,617)	$8,861

Condensed Consolidating Balance Sheets

As of March 2, 2002

(Unaudited)

$ in millions

	Best Buy Co., Inc.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$1,823	$29	$3	$—	$1,855
Receivables	207	—	25	(2)	230
Recoverable costs from developed properties	79	—	—	—	79
Merchandise inventories	—	1,711	549	(2)	2,258
Intercompany receivable	1,071	—	—	(1,071)	—
Intercompany note receivable	500	—	—	(500)	—
Other current assets	488	—	65	(381)	172
Total current assets	4,168	1,740	642	(1,956)	4,594

Net Property and Equipment	577	934	386	—	1,897

Goodwill, Net	—	—	773	—	773

Other Assets	69	11	7	—	87

Investments in Subsidiaries	1,045	—	—	(1,045)	—

Total Assets	$5,859	$2,685	$1,808	$(3,001)	$7,351

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$2,037	$—	$446	$(4)	$2,479
Accrued compensation and related expenses	81	71	53	—	205
Accrued liabilities	157	384	177	—	718
Accrued income taxes	—	445	227	(381)	291
Current portion of long-term debt	2	—	5	—	7
Intercompany payable	—	280	791	(1,071)	—
Intercompany note payable	—	500	—	(500)	—
Total current liabilities	2,277	1,680	1,699	(1,956)	3,700

Long-Term Liabilities	261	44	12	—	317

Long-Term Debt	800	—	13	—	813

Shareholders’ Equity	2,521	961	84	(1,045)	2,521

Total Liabilities and Shareholders’ Equity	$5,859	$2,685	$1,808	$(3,001)	$7,351

Condensed Consolidating Balance Sheets

As of December 1, 2001

(Unaudited)

$ in millions

	Best Buy Co., Inc.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$792	$38	$13	$—	$843
Receivables	329	—	41	—	370
Recoverable costs from developed properties	77	—	6	—	83
Merchandise inventories	—	2,619	842	(2)	3,459
Intercompany receivable	2,318	—	—	(2,318)	—
Intercompany note receivable	500	—	—	(500)	—
Other current assets	393	2	71	(334)	132
Total current assets	4,409	2,659	973	(3,154)	4,887

Net Property and Equipment	453	922	378	—	1,753

Goodwill, Net	—	—	750	—	750

Other Assets	57	11	22	(10)	80

Investments in Subsidiaries	1,067	—	—	(1,067)	—

Total Assets	$5,986	$3,592	$2,123	$(4,231)	$7,470

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$2,888	$—	$757	$—	$3,645
Accrued compensation and related expenses	84	61	44	—	189
Accrued liabilities	280	341	92	—	713
Accrued income taxes	—	251	162	(334)	79
Current portion of long-term debt	2	—	12	—	14
Intercompany payable	—	1,614	702	(2,316)	—
Intercompany note payable	—	500	—	(500)	—
Total current liabilities	3,254	2,767	1,769	(3,150)	4,640

Long-Term Liabilities	228	78	28	(11)	323

Long-Term Debt	358	—	6	—	364

Shareholders’ Equity	2,146	747	320	(1,070)	2,143

Total Liabilities and Shareholders’ Equity	$5,986	$3,592	$2,123	$(4,231)	$7,470

Condensed Consolidating Statements of Earnings

For the Three Months Ended November 30, 2002

(Unaudited)

$ in millions

	Best Buy Co., Inc.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$1	$4,832	$986	$(314)	$5,505

Cost of goods sold	—	3,866	668	(216)	4,318

Gross profit	1	966	318	(98)	1,187

Selling, general and administrative expenses	6	864	276	(98)	1,048

Operating income	(5)	102	42	—	139

Net interest (income) expense	(5)	5	1	—	1

Equity in earnings of subsidiaries	84	—	—	(84)	—

Earnings before income tax expense	84	97	41	(84)	138

Income tax (benefit) expense	(1)	38	16	—	53

Net earnings	$85	$59	$25	$(84)	$85

Condensed Consolidating Statements of Earnings

For the Three Months Ended December 1, 2001

(Unaudited)

$ in millions

	Best Buy Co., Inc.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$4,244	$696	$(184)	$4,756

Cost of goods sold	—	3,398	427	(97)	3,728

Gross profit	—	846	269	(87)	1,028

Selling, general and administrative expenses	8	750	228	(87)	899

Operating income	(8)	96	41	—	129

Net interest (income) expense	(9)	5	1	—	(3)

Equity in earnings of subsidiaries	79	—	—	(79)	—

Earnings before income tax expense	80	91	40	(79)	132

Income tax (benefit) expense	—	36	16	—	52

Net earnings	$80	$55	$24	$(79)	$80

Condensed Consolidating Statements of Earnings

For the Nine Months Ended November 30, 2002

(Unaudited)

$ in millions

	Best Buy Co., Inc.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$2	$13,240	$2,725	$(868)	$15,099

Cost of goods sold	—	10,510	1,816	(608)	11,718

Gross profit	2	2,730	909	(260)	3,381

Selling, general and administrative expenses	(1)	2,494	791	(260)	3,024

Operating income	3	236	118	—	357

Net interest (income) expense	(14)	14	4	—	4

Equity in earnings (loss) of subsidiaries	(142)	—	—	142	—

(Loss) earnings before income tax expense	(125)	222	114	142	353

Income tax expense	6	86	44	—	136

(Loss) earnings before cumulative effect of change in accounting principle	(131)	136	70	142	217

Cumulative effect of change in accounting principle, net of $24 tax	—	—	(348)	—	(348)

Net (loss) earnings	$(131)	$136	$(278)	$142	$(131)

Condensed Consolidating Statements of Earnings

For the Nine Months Ended December 1, 2001

(Unaudited)

$ in millions

	Best Buy Co., Inc.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$1	$11,343	$1,727	$(454)	$12,617

Cost of goods sold	—	9,006	1,009	(220)	9,795

Gross profit	1	2,337	718	(234)	2,822

Selling, general and administrative expenses	4	2,075	610	(234)	2,455

Operating income	(3)	262	108	—	367

Net interest (income) expense	(34)	23	17	—	6

Equity in earnings of subsidiaries	202	—	—	(202)	—

Earnings before income tax expense	233	239	91	(202)	361

Income tax expense	13	93	35	—	141

Net earnings	$220	$146	$56	$(202)	$220

Condensed Consolidating Statements of Cash Flows

For the Nine Months Ended November 30, 2002

(Unaudited)

$ in millions

	Best Buy Co., Inc.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total cash provided by (used in) operating activities	$871	$(859)	$(145)	$—	$(133)

Investing activities
Additions to property and equipment	(324)	(220)	(105)	—	(649)
Acquisitions of business, net of cash acquired	—	(3)	—	—	(3)
Decrease in recoverable costs from developed properties	44	—	—	—	44
Total cash used in investing activities	(280)	(223)	(105)	—	(608)

Financing activities
Issuance of common stock	39	—	—	—	39
Long-term debt payments	(11)	—	(1)	—	(12)
Net proceeds from long-term debt	15	—	—	—	15
Change in intercompany receivable/payable	(1,406)	1,147	259	—	—
Total cash (used in) provided by financing activities	(1,363)	1,147	258	—	42

(Decrease) increase in cash and cash equivalents	(772)	65	8	—	(699)
Cash and cash equivalents at beginning of period	1,823	29	3	—	1,855
Cash and cash equivalents at end of period	$1,051	$94	$11	$—	$1,156

Condensed Consolidating Statements of Cash Flows
For the Nine Months Ended December 1, 2001
(Unaudited)
$ in millions

	Best Buy Co., Inc.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total cash provided by (used in) operating activities	$1,644	$(658)	$(208)	$—	$778

Investing activities
Additions to property and equipment	(198)	(196)	(37)	—	(431)
Acquisitions of business, net of cash acquired	—	—	(360)	—	(360)
Decrease in recoverable costs from developed properties	26	—	—	—	26
Total cash used in investing activities	(172)	(196)	(397)	—	(765)

Financing activities
Issuance of common stock	36	—	—	—	36
Long-term debt payments	(6)	—	(277)	—	(283)
Net proceeds from long-term debt	330	—	—	—	330
Change in intercompany receivable/payable	(1,756)	865	891	—	—
Total cash (used in) provided by financing activities	(1,396)	865	614	—	83

Increase in cash and cash equivalents	76	11	9	—	96
Cash and cash equivalents at beginning of period	716	27	4	—	747
Cash and cash equivalents at end of period	$792	$38	$13	$—	$843

BEST BUY CO., INC.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Overview

Best Buy Co., Inc. is a specialty retailer of consumer electronics, home office equipment, entertainment software and appliances. In November of fiscal 2002, we acquired Future Shop Ltd. (Future Shop), Canada’s largest specialty retailer of name-brand consumer electronics, home office equipment, entertainment software and appliances. Future Shop’s net assets and results of operations were included in our consolidated financial statements from the date of acquisition. We currently operate two reportable segments: Domestic and International. The Domestic segment aggregates all operations exclusive of International operations, including U.S. Best Buy stores, Musicland (Sam Goody, Suncoast, On Cue and Media Play) and Magnolia Hi-Fi operations. The International segment consists of Future Shop and Canadian Best Buy stores. For additional information regarding acquisitions and segments, refer to notes 6 and 7 of the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Goodwill Impairment Charge

In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, we completed the transitional requirements for goodwill impairment testing in the second quarter of fiscal 2003. As a result of the testing, we determined that the book value of the assets of our Musicland and Magnolia Hi-Fi businesses, which were acquired in the fourth quarter of fiscal 2001, exceeded their current fair value. Fair values were determined utilizing widely accepted valuation techniques including discounted cash flow and market multiple analyses. Musicland’s current fair value was based on present expectations for the business in light of the current retail environment and the uncertainty associated with future trends in prerecorded music products. Magnolia Hi-Fi’s current fair value was based on present expectations for the business in light of recent sales trends and the current business environment, including an economic slowdown in the Pacific Northwest. The resulting after-tax, non-cash, impairment charge was $348 million ($1.07 per diluted share), of which $308 million was associated with Musicland and $40 million was associated with Magnolia Hi-Fi. The charge represented a complete write-off of the goodwill associated with these businesses. Our discussion of operating results in this filing excludes the impact of the goodwill impairment charge. For additional discussion regarding the impairment charge, refer to note 8 in the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Results of Operations

Third-Quarter Summary

•                  Revenues increased 16% over last year’s third fiscal quarter to $5.51 billion, driven by the opening of 68 U.S. Best Buy stores in the past 12 months and the inclusion of a full quarter of sales from International operations. Comparable store sales declined 0.4%.

•                  Our gross profit percentage remained even with the comparable period of last year. The inclusion of a full quarter of the higher-margin International operations and a more profitable sales mix at U.S. Best Buy stores were offset by a less profitable sales mix at Musicland. A more promotional environment put pressure on the gross profit percentage in the third quarter.

•                  Our selling, general and administrative expenses (SG&A) percentage increased by 0.1% of revenues compared with the third quarter of fiscal 2002. The inclusion of International operations and the deleveraging impact of a modest comparable store sales decline offset expense reductions in our Domestic segment.

•                  Net earnings were $85 million, or $0.26 per diluted share, compared with $80 million, or $0.25 per diluted share, in the third quarter of fiscal 2002.

•                  On January 9, 2003, we announced that we revised our fiscal 2003 fourth-quarter earnings expectations from our previously communicated range of $1.00 to $1.10 per diluted share, to $1.05 to $1.10 per diluted share. The revision was based on slightly higher than expected December sales at U.S. Best Buy stores and the expectation that results for the remainder of the fourth quarter will be in line with our projections.  As announced on December 17, 2002, we had reduced our fourth quarter earnings estimate to $1.00 to $1.10 per diluted share from our September 17, 2002 estimate of $1.05 to $1.15 per diluted share.  The $0.05 per diluted share reduction was primarily due to the unexpected weakness in comparable store sales at our Musicland stores.  Fiscal 2003 earnings per diluted share are projected at $1.72 to $1.77 per share (before cumulative effect of a change in accounting principle) as compared with $1.77 per share in fiscal 2002.

Consolidated

The following table presents selected unaudited consolidated financial data ($ in millions, except per share amounts):

	Three Months Ended			Nine Months Ended
	As Reported		Pro forma(1)	As Reported		Pro forma(1)
	Nov. 30, 2002	Dec. 1, 2001	Dec. 1, 2001	Nov. 30, 2002	Dec. 1, 2001	Dec. 1, 2001
Revenues	$5,505	$4,756	$4,986	$15,099	$12,617	$13,412
Revenues % change	16%	27%	N/A	20%	28%	N/A
Comparable store sales change(2)	(0.4)%	1.6%	N/A	2.2%	0.6%	N/A
Gross profit percentage	21.6%	21.6%	21.6%	22.4%	22.4%	22.5%
SG&A percentage	19.0%	18.9%	19.0%	20.0%	19.5%	19.7%
Operating income	$139	$129	$130	$357	$367	$373
Operating income percentage	2.5%	2.7%	2.6%	2.4%	2.9%	2.8%
Earnings before cumulative effect of change in accounting principle	$85	$80	$79	$217	$220	$219
Net earnings (loss)	$85	$80	$79	$(131)	$220	$219
Diluted earnings per share before accounting change(3)	$0.26	$0.25	$0.25	$0.67	$0.68	$0.68
Diluted earnings (loss) per share(3)	$0.26	$0.25	$0.25	$(0.40)	$0.68	$0.68

(1) Pro forma financial data presents our results of operations as if Future Shop had been acquired at the beginning of fiscal 2002.

(2) Includes sales at stores and Internet sites operating for at least 14 full months, as well as remodeled and expanded locations. Relocated stores are excluded from the comparable store sales calculation until at least 14 full months after reopening. Acquired stores are included in the comparable store sales calculation beginning with the first full quarter following the first anniversary of the date of acquisition. Future Shop sales will be included in our comparable store sales calculation beginning in the fourth quarter of fiscal 2003.

(3) The diluted earnings (loss) per share amounts above have been restated to reflect a three-for-two stock split effected May 10, 2002.

Our third–quarter fiscal 2003 net earnings were $85 million, or $0.26 per diluted share, compared with $80 million, or $0.25 per diluted share, in the third quarter of fiscal 2002. For the first nine months of fiscal 2003, earnings before the cumulative effect of a change in accounting principle were $217 million, or $0.67 per diluted share, compared with net earnings of $220 million, or $0.68 per diluted share, for the same period one year ago. For the quarter, the increase in net earnings resulted primarily from an increase in revenues driven by the opening of 68 new U.S. Best Buy stores in the past 12 months. For the nine-month period, the decrease in earnings (before the cumulative effect of a change in accounting principle) was primarily due to an increase in the SG&A percentage, which more than offset increased gross margin dollars resulting from the 20% revenue increase.

Revenues were $5.51 billion in the third quarter of fiscal 2003, a 16% increase compared with the same period in the prior fiscal year. For the first nine months of fiscal 2003, revenues increased 20% to $15.10 billion compared with the same period in fiscal 2002. For the quarter, new U.S. Best Buy stores generated approximately three-fifths of the increase in revenues. The remainder of the increase in third-quarter revenues was due to the inclusion of a full quarter of International operations. For the nine-month period, new U.S. Best Buy stores generated approximately half of the increase in revenues. The remainder of the increase for the nine-month period resulted from the inclusion of International operations and the 2.2% comparable store sales gain.

Our third-quarter and year-to-date gross profit percentages for fiscal 2003 were 21.6% and 22.4%, respectively, consistent with the comparable periods of the prior fiscal year. For both the quarter and nine-month periods, a more profitable sales mix at U.S. Best Buy stores and the inclusion of higher-margin International results were offset by a less profitable sales mix at Musicland. The inclusion of International operations increased the gross profit percentage by 0.2% of revenues and 0.1% of revenues for the third quarter and nine months ended November 30, 2002, respectively.

Our SG&A percentage increased by 0.1% of revenues for the third quarter and by 0.5% of revenues for the first nine months of fiscal 2003. Third-quarter Domestic SG&A expense reductions were offset by the deleveraging effect of a modest comparable store sales decline (i.e., the effect of expenses that grew at a faster rate than comparable store sales) and the inclusion of a full quarter of International operations, compared with the same period one year ago. The inclusion of International operations increased our SG&A percentage by 0.3% of revenues in both the third quarter and first nine months of fiscal 2003. The increase in the SG&A percentage for the nine months ended November 30, 2002, compared with the same period last fiscal year was primarily due to the inclusion of International operations and the deleveraging effect of a modest comparable store sales increase. Increased expenses to support strategic initiatives and business growth were also contributing factors in the SG&A percentage increase. These factors were partially offset by expense reductions initiated in the third quarter. In addition, the SG&A percentage benefited from the discontinuation of goodwill amortization at the beginning of fiscal 2003 resulting from our adoption of SFAS No. 142. Goodwill amortization expense totaled approximately $5 million and $15 million for the third quarter and first nine months of fiscal 2002, respectively.

Segment Performance

Domestic

The following table presents unaudited selected financial data for the Domestic segment ($ in millions):

	Three Months Ended		Nine Months Ended
	Nov. 30, 2002	Dec. 1, 2001	Nov. 30, 2002	Dec. 1, 2001
Revenues	$5,081	$4,632	$14,034	$12,493
Revenues as a % of total Company revenues	92.3%	97.4%	92.9%	99.0%
Comparable store sales change(1)	(0.4)%	1.6%	2.2%	0.6%
Gross profit percentage	21.4%	21.6%	22.3%	22.4%
SG&A percentage	18.6%	18.8%	19.6%	19.4%
Operating income	$143	$127	$367	$365
Operating income percentage	2.8%	2.8%	2.6%	2.9%

(1)  Includes sales at stores and Internet sites operating at least 14 full months, as well as remodeled and expanded locations. Relocated stores are excluded from the comparable store sales calculation until at least 14 full months after reopening. Acquired stores are included in the comparable store sales calculation beginning with the first full quarter following the first anniversary of the date of acquisition.

The following table presents the Domestic comparable store sales percentage change for the periods presented:

	Three Months Ended		Nine Months Ended
	Nov. 30, 2002	Dec. 1, 2001	Nov. 30, 2002	Dec. 1, 2001
U.S. Best Buy stores	0.7%	1.6%	3.1%	0.6%
Musicland	(11.5)%	0.3%	(5.5)%	(2.1)%
Magnolia Hi-Fi	2.9%	(16.3)%	(3.6)%	(12.7)%
Total	(0.4)%	1.6%	2.2%	0.6%

The following table reconciles Domestic stores open at the beginning and end of the third quarter of fiscal 2003:

	Total Stores End of Second Quarter Fiscal 2003	Stores Opened	Stores Closed	Total Stores End of Third Quarter Fiscal 2003
U.S. Best Buy stores	515	31	—	546
Musicland	1,306	23	11	1,318
Magnolia Hi-Fi	16	3	—	19
Total	1,837	57	11	1,883

Note: In the third quarter of fiscal 2003, Best Buy relocated two stores and remodeled one location. Musicland and Magnolia Hi-Fi did not relocate, remodel or expand any locations.

The following table reconciles Domestic stores open at the beginning and end of the third quarter of fiscal 2002:

	Total Stores End of Second Quarter Fiscal 2002	Stores Opened	Stores Closed	Total Stores End of Third Quarter Fiscal 2002
U.S. Best Buy stores	439	39	—	478
Musicland	1,304	26	3	1,327
Magnolia Hi-Fi	13	—	—	13
Total	1,756	65	3	1,818

Note: In the third quarter of fiscal 2002, Best Buy relocated two stores and remodeled or expanded four locations. Musicland relocated six stores and remodeled or expanded 24 locations. Magnolia Hi-Fi did not relocate, remodel or expand any locations.

In the third quarter of fiscal 2003, Domestic operating income increased to $143 million, compared with $127 million in the third quarter of the prior fiscal year. For the first nine months of fiscal 2003, Domestic operating income was $367 million, $2 million higher than the same period one year ago. The increase in operating income for the quarter resulted primarily from revenues generated by 68 U.S. Best Buy stores opened in the last 12 months, as the slight decline in the gross profit percentage was offset by the lower SG&A percentage. Comparable store sales gains at Best Buy and Magnolia Hi-Fi were more than offset by the decline at Musicland. For the first nine months of fiscal 2003, a slightly lower gross profit percentage and a higher SG&A percentage offset revenues generated by new stores. Comparable store sales gains at Best Buy were partially offset by declines at Musicland and Magnolia Hi-Fi.

Domestic revenues were $5.08 billion in the third quarter of fiscal 2003, a 10% increase compared with the third quarter of fiscal 2002. For the first nine months of fiscal 2003, Domestic revenues increased 12% to $14.03 billion. For the quarter, substantially all of the revenue gain resulted from opening 68 new U.S. Best Buy stores over the past 12 months. The increased revenue from new stores was partially offset by the 11.5% comparable store sales decline at Musicland. The timing of the Thanksgiving holiday this fiscal year placed one less week of holiday sales in the third quarter and negatively impacted the overall comparable store sales change. New U.S. Best Buy stores generated approximately four-fifths of the revenue gain for the first nine months of fiscal 2003 compared with the same period last year. The remainder of the increase was primarily due to the 2.2% comparable store sales increase.

The third quarter Domestic gross profit percentage was 21.4% of revenues, down from 21.6% of revenues for the same period in fiscal 2002. For the first nine months, the Domestic gross profit percentage declined slightly to 22.3% of revenues compared with 22.4% one year ago. Nearly all of the third-quarter gross profit percentage decline was the result of a change in the sales mix at Musicland stores. Musicland’s gross profit percentage continued to decline due to increased sales of lower-margin DVD movies and video gaming hardware and software, and decreased sales of higher-margin prerecorded music. The gross profit percentage at U.S. Best Buy stores improved due to a more profitable sales mix; however, a more promotional environment limited the improvement. Both the third-quarter and nine-month period Domestic gross profit percentages benefited from increased sales of higher-margin digital products and accessories.

The Domestic SG&A percentage was 18.6% and 19.6% of revenues for the third quarter and first nine months of fiscal 2003, respectively, down by 0.2% of revenues in the third quarter, but up by 0.2% of revenues for the first nine months, when compared to the same periods one year ago. For the third quarter, the Domestic SG&A percentage decline was primarily due to year-over-year expense reductions.  The reduction in the SG&A percentage resulting from the expense reductions was partially offset by the deleveraging effect of a modest comparable store sales decline. For the nine-month period, the increase compared with the first nine months of fiscal 2002 was primarily due to the deleveraging effect of a modest comparable store sales increase. Increased depreciation related to technology investments, investments in personnel and outside consultants to support strategic initiatives and business growth were also contributing factors to the increase in the SG&A percentage. These factors were partially offset by expense reductions begun in the third quarter. In addition, the third-quarter and nine-month period Domestic SG&A percentage benefited from the discontinuation of goodwill amortization resulting from the adoption of SFAS No. 142 at the beginning of fiscal 2003. Goodwill amortization expense totaled approximately $5 million and $15 million for the third quarter and first nine months of fiscal 2002, respectively.

International

The following table presents unaudited selected financial data for the International segment ($ in millions):

	Three Months Ended		Nine Months Ended
	Nov. 30, 2002	Pro forma(1) Dec. 1, 2001	Nov. 30, 2002	Pro forma(1) Dec. 1, 2001
Revenues	$424	$354	$1,065	$919
Revenues as a % of total Company revenues	7.7%	7.1%	7.1%	6.8%
Comparable store sales change(2)	3.8%	11.2%	6.4%	10.9%
Gross profit percentage	23.2%	22.2%	24.1%	23.7%
SG&A percentage	24.0%	21.5%	25.0%	22.9%
Operating (loss) income	$(4)	$3	$(10)	$8
Operating (loss) income percentage	(0.8)%	0.7%	(0.9)%	0.8%

(1) Pro forma financial data presents results of operations as though Future Shop had been acquired at the beginning of fiscal 2002.

(2) Includes sales at stores and Internet sites operating at least 14 full months, as well as remodeled and expanded locations. Relocated stores are excluded from the comparable store sales calculation until at least 14 full months after reopening. The comparable store sales calculation excludes the impact of foreign currency exchange rate fluctuations.

The following table reconciles International stores open at the beginning and end of the third quarter of fiscal 2003:

	Total Stores End of Second Quarter Fiscal 2003	Stores Opened	Stores Closed	Total Stores End of Third Quarter Fiscal 2003
Future Shop	100	4	—	104
Canadian Best Buy Stores	1	7	—	8
Total	101	11	—	112

Note: Future Shop relocated four stores in the third quarter of fiscal 2003.

Our International segment recorded a third-quarter operating loss of $4 million compared with operating income of $3 million, on a pro forma basis, in the third quarter of the prior fiscal year. For the first nine months of fiscal 2003, our International segment had an operating loss of $10 million, compared with operating income of $8 million, on a pro forma basis, for the same period one year ago. For the third quarter and nine-month periods, revenue gains and an increased gross profit percentage were offset by an increase in the SG&A percentage. Foreign exchange rate fluctuations did not have a significant effect on results of operations in fiscal 2003.

International revenues increased 20% to $424 million in the third quarter compared with the same period in the prior fiscal year, on a pro forma basis. Approximately one-fifth of the revenue increase was due to a 3.8% comparable store sales increase, driven by strong sales of digital products and video gaming. The remainder of the third-quarter revenue increase was the result of opening nine Future Shop stores and eight Canadian Best Buy stores in the past 12 months. For the first nine months of fiscal 2003, International revenues increased 16% to $1.07 billion compared with the same period last fiscal year, on a pro forma basis. A 6.4% comparable store sales increase, resulting from the same factors driving the third quarter increase, generated approximately two-fifths of the revenue increase. The remainder of the increase for the nine-month period was primarily due to new store openings.

In the third quarter, the International gross profit percentage was 23.2% of revenues, up from 22.2% of revenues in the third quarter of the prior fiscal year, on a pro forma basis. For the nine-month period, the International gross profit percentage increased modestly to 24.1% compared with 23.7% for the same period in the prior fiscal year, on a pro forma basis. The gross profit percentage improvement for the quarter and nine-month period was mainly due to a higher-margin sales mix, including increased sales of higher-margin digital products and accessories, compared with the prior fiscal year.

In the third quarter, the International SG&A percentage increased by 2.5% of revenues to 24.0% of revenues compared to the third quarter of last fiscal year, on a pro forma basis. For the first nine months of the current fiscal year, the International SG&A percentage was 25.0%, up from 22.9% for the same period last fiscal year, on a pro forma basis. The SG&A percentage increase for the three-and nine-month periods was primarily due to continued investments to support strategic initiatives intended to improve the future efficiency and profitability of our International operations, as well as expenses associated with launching Best Buy stores in Canada.

Consolidated

Net Interest Expense (Income)

Net interest expense was $1 million for the third quarter and $4 million the first nine-months of fiscal 2003, compared with $3 million of net interest income and $6 million of net interest expense in the comparable periods of the prior fiscal year, respectively. For the third quarter, the increase in net interest expense resulted from the combination of lower yields on cash investments and interest expense associated with convertible debentures issued during fiscal 2002. These factors were partially offset by interest earned on higher average cash balances. Although the same factors affected the nine-month comparison, net interest expense decreased due to a reduction in interest resulting from the repayment of debt and the capitalization of interest related to the construction of our new corporate facility. Finally, included in the first nine months of fiscal 2002 was an $8 million second-quarter charge for the early retirement of debt acquired as part of the Musicland acquisition. See note 2 of the Notes to Consolidated Financial Statements that discusses the components of net interest expense (income).

Effective Income Tax Rate

Our estimated effective income tax rate decreased to 38.7% in fiscal 2003 compared with 39.1% in fiscal 2002. The decrease was mainly due to the discontinuation of goodwill amortization as a result of our adoption of SFAS No. 142, on March 3, 2002.  In fiscal 2002, a substantial amount of our goodwill amortization was non-deductible for tax purposes.

Liquidity and Capital Resources

Summary

We believe our financial condition, at the end of the third quarter, remained strong. Cash and cash equivalents totaled $1.2 billion, compared with $1.9 billion at the end of fiscal 2002 and $843 million at the end of last year’s third fiscal quarter. Our current ratio, current assets divided by current liabilities, was 1.15 compared with 1.24 at the end of fiscal 2002 and 1.05 at the end of last year’s third fiscal quarter. Our long-term debt-to-capitalization ratio was 25%, up slightly compared with 24% at the end of fiscal 2002 and up from 15% at the end of the third quarter of fiscal 2002. The increase compared with the third quarter of the prior fiscal year was primarily due to the issuance of convertible debentures in the fourth quarter of fiscal 2002.

Cash Flows

$133 million was used in operating activities during the first nine months of fiscal 2003, compared with $778 million provided by operating activities for the same period in the prior fiscal year. Earnings before the cumulative effect of a change in accounting principle were essentially even with the prior year. Substantially all of the change in cash used in operating activities was driven by changes in the components of working capital. The change in inventories was primarily due to the addition of new stores in the last 12 months. In addition, we are carrying higher levels of inventory that are contributing to our sales growth, primarily digital products. The change in receivables was mainly due to the timing of cash settlements related to Thanksgiving weekend credit card sales. Credit card processors typically complete their cash settlements in one to four days subsequent to the date of sale. This year, the Thanksgiving holiday fell in the last week (fourth week) of fiscal November, compared with the third week of fiscal November one year ago. The change in accounts payable was due mainly to the timing of payments. The change in accrued income taxes resulted from higher tax payments due to increased earnings in fiscal 2002 compared with fiscal 2001. The change in other liabilities was primarily related to changes in advances received under vendor alliances and the payment of higher performance-based compensation resulting from increased earnings in fiscal 2002 compared with fiscal 2001.

For the nine-month period, cash used in investing activities was $608 million, compared with $765 million one year ago. The prior year includes $360 million for the acquisition of Future Shop. Capital spending increased $218 million to $649 million in the first nine months of fiscal 2003. Approximately $96 million of the increase was related to construction of new retail locations, approximately $35 million was related to distribution center improvements and construction, and approximately $31 million of the increase was associated with the construction of our new corporate campus which will be completed in fiscal 2004. The remainder of the increase in capital spending was primarily due to information systems improvements and other additions to property, plant and equipment.

Cash provided by financing activities was $42 million in the first nine months of fiscal 2003, compared with $83 million for the same period in the prior fiscal year. The change is primarily due to the issuance of convertible debentures in the second quarter of fiscal 2002, partially offset by the retirement of certain debt instruments during the first six months of fiscal 2002 that were acquired as part of the Musicland acquisition.

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

We have a $200 million unsecured revolving credit facility scheduled to mature in March 2005, of which $196 million was available at November 30, 2002. We also have a $200 million inventory financing line. Borrowings under this line are collateralized by a security interest in certain merchandise inventories approximating the outstanding borrowings.  At November 30, 2002, approximately $130 million was available under this facility. In addition, we have a $43 million unsecured facility scheduled to mature in September 2003. At November 30, 2002, $32 million was available under this facility.

Our credit ratings remained unchanged from our fiscal 2002 year-end ratings. As of November 30, 2002, our ratings were as follows:

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

The amount of debt outstanding as of November 30, 2002, was essentially unchanged from the end of fiscal 2002.

Significant Accounting Policies and Estimates

Our significant accounting policies are described in note 1 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended March 2, 2002. A discussion of our critical accounting policies, and the related estimates, are included in Management’s Discussion and Analysis of Results of Operations and Financial Condition in our Annual Report on Form 10-K for the fiscal year ended March 2, 2002.  Management has discussed the development and selection of these policies with the Audit Committee of our Board of Directors and the Audit Committee has reviewed our disclosures relating to them.  There have been no significant changes in our existing accounting policies or estimates since our fiscal year ended March 2, 2002.

Goodwill Impairment Testing

As a result of our adoption of SFAS No. 142, we review goodwill for impairment annually and otherwise when events or changes in circumstances indicate the carrying value of the goodwill might exceed its current fair value. We determine fair value using widely accepted valuation techniques, including discounted cash flow and market multiple analyses. These types of analyses require us to make certain assumptions and judgments regarding industry economic factors and the profitability of future business strategies. It is our policy to conduct impairment testing based on our most current business strategy in light of present industry economic conditions, as well as future expectations. If actual results were not consistent with our assumptions and judgments, we could be exposed to a goodwill impairment charge that is material in nature. We will perform goodwill testing with respect to our Future Shop acquisition in the fourth quarter of fiscal 2003.

Outlook for Fiscal 2003

The following section should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended March 2, 2002.

On January 9, 2003, we announced that we revised our fiscal 2003 fourth-quarter earnings expectations from our previously communicated range of $1.00 to $1.10 per diluted share, to $1.05 to $1.10 per diluted share. The revision was based on slightly higher than expected December sales at U.S. Best Buy stores and the expectation that results for the remainder of the fourth quarter will be in line with our projections.  As announced on December 17, 2002, we had reduced our fourth quarter earnings estimate to $1.00 to $1.10 per diluted share from our September 17, 2002 estimate of $1.05 to $1.15 per diluted share.  The $0.05 per diluted share reduction was primarily due to the unexpected weakness in comparable store sales at our Musicland stores. Fiscal 2003 earnings per diluted share are projected at $1.72 to $1.77 per share (before cumulative effect of a change in accounting principle) as compared with $1.77 per share in fiscal 2002.

We expect fourth-quarter total revenue growth of approximately 10% over last fiscal year, reflecting the impact of new stores and flat comparable store sales. For our Domestic segment, we anticipate fourth-quarter comparable store sales to be essentially flat, with U.S. Best Buy stores expected to generate a low single-digit comparable store sales increase that will be offset by the double-digit decline at Musicland stores. Our International segment, which will be included in our total Company comparable store sales calculation beginning in the fourth quarter of fiscal 2003, is forecasted to generate a comparable store sales change of 0% to 3%. A softer Canadian economy and increased competition are expected to constrain the International segment’s fourth quarter comparable store sales increase as compared to last fiscal year when comparable store sales increased 16.5%.

We expect our fourth quarter gross profit percentage to decline as compared with the fourth quarter of fiscal 2002, with anticipated declines in both the Domestic and International segments’ gross profit percentages. Our Domestic segment’s projected gross profit percentage decline is expected to result from a more promotional environment compared with last fiscal year, increased commoditization of products such as DVD players and big-screen televisions, and a lower contribution from our higher-margin mall-based business. Our International segment’s expected gross profit percentage decline is due to a more promotional environment and increased costs associated with customer financing promotions.

We expect a decrease in the SG&A percentage for the fourth quarter, as compared with fiscal 2002, as a result of our continuing efforts to reduce operating expenses. The actual decrease in the SG&A percentage is partially dependent on revenue growth.

Finally, we have revised our fiscal 2003 capital expenditure forecast to approximately $875 million, down from our original guidance of $1 billion.

A labor dispute between the International Longshore and Warehouse Union (ILWU) and the Pacific Maritime Association (PMA) caused a work stoppage at west coast ports the last two days of September and first eight days of October. This work stoppage disrupted trade between the United States and Asia causing some interruption in the flow of merchandise to our distribution centers. We do not believe the work stoppage significantly affected our results for the three-months and nine-months ended November 30, 2002. A tentative six-year agreement has been reached between the ILWU and the PMA, which must be ratified by the union membership in late January 2003.

On January 9, 2003, we closed 107 Musicland stores with expiring or month-to-month leases as part of the ongoing evaluation of our store portfolio.  The store closings represented approximately 5% of our retail square footage and affected approximately 700 full- and part-time store employees. The related store closing expenses are expected to total approximately $7 million, with the bulk of these expenses being incurred in fiscal 2003.

Comparable store sales for our Musicland stores declined by 11.5% in the third quarter of fiscal 2003 and 14.7% in December of fiscal 2003.  Musicland stores continue to be challenged by declining sales of prerecorded music and reduced mall traffic.  During the fourth quarter of fiscal 2003, we will be performing a comprehensive review of business alternatives. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we are required to perform a test for recoverability of Musicland’s long-lived assets, which we expect to complete during the fourth quarter of fiscal 2003. The impact, if any, resulting from this test is not known at this time.

Our outlook is based on certain assumptions regarding future economic conditions. Differences in actual economic conditions as compared with our assumptions could have a material impact on our fiscal 2003 fourth quarter operating results.

Safe Harbor Statement Under the Private Securities Litigation Reform Act

Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, provide a “safe harbor” for forward–looking statements to encourage companies to provide prospective information about their companies. With the exception of historical information, the matters discussed in this Quarterly Report on Form 10-Q are forward–looking statements and may be identified by the use of words such as “believe,” “expect,” “anticipate,” “plan,” “estimate,” “intend” and “potential.” Such statements reflect our current view with respect to future events and are subject to certain risks, uncertainties and assumptions. A variety of factors could cause our actual results to differ materially from the anticipated results expressed in such forward–looking statements, including, among other things, general economic conditions, acquisitions and development of new businesses, product availability, sales volumes, profit margins, weather, foreign currency fluctuation, availability of suitable real estate locations, and the impact of labor markets and new product introductions on our overall profitability. Readers should review our Current Report on Form 8-K filed on January 10, 2003, that describes additional important factors that could cause actual results to differ materially from those contemplated by the forward–looking statements made in this Quarterly Report on Form 10-Q.

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

(b)        Changes in internal controls

We maintain a system of internal accounting controls that are designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed. For the quarter ended November 30, 2002, there were no significant changes to our internal controls or in other factors that could significantly affect our internal controls.

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

(1)

Announcement of our second quarter sales and earnings outlook for the quarter ended August 31, 2002 and a goodwill impairment charge as a result of fair value assessments of our Musicland and Magnolia Hi-Fi businesses, filed on September 6, 2002.

	(2)	Certification of financial statements by our principal executive officer, Bradbury H. Anderson, and our principal financial officer, Darren R. Jackson, filed on September 17, 2002.

	(3)	Amended safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, filed on October 15, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEST BUY CO., INC.
(Registrant)

Date: January 14, 2003	By:	/s/ Darren R. Jackson
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

Date: January 14, 2003
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

Date: January 14, 2003
/s/ Darren R. Jackson
Darren R. Jackson
Executive Vice President — Finance and Chief Financial Officer