Form 10-K
period 2003-03-01
BEST BUY CO INC
filed 2003-05-30
CIK 764478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 1, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 1-9595

BEST BUY CO., INC.

(Exact name of Registrant as specified in its charter)

Minnesota	41-0907483
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7601 Penn Avenue South Richfield, Minnesota	55423
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 612-291-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.10 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒  No ☐

The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant on August 30, 2002, was approximately $5.615 billion, based on the closing price on such date of $21.20 per share of the Registrant’s Common Stock, as reported on the New York Stock Exchange-Composite Index. (For purposes of this calculation all of the Registrant’s directors and executive officers are deemed affiliates of the Registrant).

As of May 2, 2003, the Registrant had 322,243,258 shares of its Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Annual Report to Shareholders for the year ended March 1, 2003 (“Annual Report”), are incorporated by reference into Parts I and II. The Annual Report is Exhibit 13.1 to this report.

Portions of the Registrant’s Definitive Proxy Statement dated May 20, 2003, for the regular meeting of shareholders to be held on June 24, 2003 (“Proxy Statement”), are incorporated by reference into Parts II and III.

Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), provide a “safe harbor” for forward–looking statements to encourage companies to provide prospective information about their companies. With the exception of historical information, the matters discussed in this annual report are forward–looking statements and may be identified by the use of words such as “believe,” “expect,” “anticipate,” “plan,” “estimate,” “intend” and “potential.” Such statements reflect our current view with respect to future events and are subject to certain risks, uncertainties and assumptions. A variety of factors could cause our actual results to differ materially from the anticipated results expressed in such forward–looking statements, including, among other things, general economic conditions, acquisitions and development of new businesses, product availability, sales volumes, profit margins, weather, foreign currency fluctuation, availability of suitable real estate locations, and the impact of labor markets and new product introductions on our overall profitability. Readers should review our Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on January 10, 2003, that describes additional important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements made in this Annual Report on Form 10-K.

TABLE OF CONTENTS

PART I
Item 1. Business.
Item 2. Properties.
Item 3. Legal Proceedings.
Item 4. Submission of Matters to a Vote of Security Holders.
PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.
Item 6. Selected Financial Data.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Item 8. Financial Statements and Supplementary Data.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
PART III
Item 10. Directors and Executive Officers of the Registrant.
Item 11. Executive Compensation.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Item 13. Certain Relationships and Related Transactions.
Item 14. Controls and Procedures.
PART IV
Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
SIGNATURES
CERTIFICATIONS

Exhibit Index:
Exhibit 3.1
Exhibit 4.1
Exhibit 4.2
Exhibit 4.3
Exhibit 10.2
Exhibit 10.4
Exhibit 10.6
Exhibit 10.7
Exhibit 12.1
Exhibit 13.1
Exhibit 21.1
Exhibit 23.1
Exhibit 99.1
Exhibit 99.2

PART I

Item 1. Business.

Overview

History

We are a specialty retailer of consumer electronics, home-office equipment, entertainment software and appliances with revenue from continuing operations of $20.9 billion for our fiscal year ended March 1, 2003. We operate retail stores and commercial Web sites as part of continuing operations under the brand names Best Buy (BestBuy.com), Future Shop (FutureShop.ca) and Magnolia Hi-Fi (MagnoliaHiFi.com).

We began in 1966 as an audio components retailer, and with the introduction of the videocassette recorder in the early 1980’s, expanded into video products. In 1983, we revised our marketing strategy and began using mass-merchandising techniques, which included offering a wider variety of products and operating stores under a “superstore” concept. In 1989, we dramatically changed our method of retailing by introducing a self-service, noncommissioned, discount–style store concept designed to give the customer more control over the purchasing process. In fiscal 2000, we introduced a small–market Best Buy store concept that offers merchandise in the same product categories as larger stores, with a product assortment tailored to each respective community.  The Best Buy store concept has evolved to include more interactive displays and, for certain products, a higher level of customer service, with the latest version designed to increase labor efficiency and to improve merchandising. In fiscal 2004, we plan to enhance our store formats and customize product offerings to meet the needs of customers in different markets.  This plan is consistent with customer centricity, one of the four key strategic priorities we formalized in fiscal 2003.

In fiscal 2000, we established Best Buy stores’ online shopping site, BestBuy.com. Our clicks-and-mortar strategy is designed to empower consumers to research and purchase products seamlessly either online or in retail stores. The online site offers products in all of Best Buy stores’ principal product categories.  In fiscal 2004, we expect to unveil a Web site with enhanced features including the ability to offer online consumers an even broader product assortment than we carry in Best Buy stores.

Acquisitions

In the fourth quarter of fiscal 2001, we acquired the common stock of Magnolia Hi-Fi, Inc. (Magnolia Hi-Fi) for $88 million in cash, including transaction costs. Magnolia Hi-Fi is a Seattle-based, high-end retailer of audio and video products that operated 19 stores in Washington, Oregon and California as of March 1, 2003. We acquired Magnolia Hi-Fi to access new customers.

In the third quarter of fiscal 2002, we acquired all of the common stock of Future Shop Ltd. (Future Shop) for $368 million, net of cash acquired, including transaction costs. Future Shop, which operated 104 stores as of March 1, 2003, is Canada’s largest consumer electronics retailer and offers product categories similar to that of Best Buy stores. We acquired Future Shop to further our expansion plans, leverage our expertise in consumer electronics retailing and increase shareholder value. The acquisition marked our initial expansion into international operations.

In the third quarter of fiscal 2003, we acquired all of the common stock of Geek Squad, Inc. (Geek Squad) for approximately $3 million, net of cash acquired, including transaction costs. Geek Squad provides residential consumer computer support. We acquired Geek Squad to further our plans of providing technology support services to customers.

Additional information regarding our acquisitions is included in note 3 of the Notes to Consolidated Financial Statements on page 54 of our Annual Report, contained in Exhibit 13.1 to this report, and is incorporated herein by reference.

In fiscal 2003, we put on hold any major acquisitions or expansion beyond North America to focus on our core business.

Discontinued Operations

In addition to the acquisitions described above, in the fourth quarter of fiscal 2001, we acquired the common stock of Musicland Stores Corporation (Musicland) for $425 million, including transaction costs, plus long-term debt valued at $271 million. Musicland is primarily a mall-based national retailer of movies, prerecorded music and other entertainment-related products. At the end of fiscal 2003, Musicland operated 1,195 retail stores in 48 states, the District of Columbia, the U.S. Virgin Islands and Puerto Rico, and commercial Web sites under the brand names Media Play (MediaPlay.com), Sam Goody (SamGoody.com) and Suncoast (Suncoast.com).

The original strategy behind the Musicland acquisition was to bring Best Buy’s core competencies in retailing consumer electronics to new consumer segments, including segments typically underserved by our Best Buy stores. However, the Musicland business did not meet our financial objectives. After carefully considering several alternatives, we determined that the interests of our shareholders, employees, vendors and landlords would be best served by a sale of the business. Accordingly, during the fourth quarter of fiscal 2003, we committed to a plan to sell our interest in Musicland. We have retained a national investment banking firm to assist with the sale process, as well as additional professionals to assist in other areas of the plan. Musicland’s financial results have been classified separately as discontinued operations in our consolidated financial statements for all periods presented. The sale of our interest in Musicland will allow us to focus on our consumer electronics stores, which are the core profit drivers for our business.

Additional information regarding Discontinued Operations is included in Management’s Discussion and Analysis of Results of Operations and Financial Condition beginning on page 20 of our Annual Report and note 2 of the Notes to Consolidated Financial Statements beginning on page 52 of our Annual Report, incorporated herein by reference.

Unless otherwise noted, the following discussion relates to continuing operations only.

Business Strategy

Our vision is to make life fun and easy. Our business strategy is to bring technology and consumers together in a retail environment that focuses on educating consumers on the features and benefits of technology and entertainment products, while maximizing overall profitability. We believe our stores offer consumers meaningful advantages in store environment, product value, selection and service, all of which advance our objectives of enhancing our business model, gaining market share and improving profitability. The Future Shop and Magnolia Hi-Fi acquisitions provide us with access to new distribution channels and new customers.

During fiscal 2003, we formalized four strategic priorities that we believe will further enhance our business model over the next several years.  Additional information on our strategic priorities is included in Management’s Discussion and Analysis of Results of Operations and Financial Condition beginning on page 20 of our Annual Report, incorporated herein by reference.

Store Development

The addition of new stores has played, and we believe it will continue to play, a significant role in our continued growth and success.  Our store development program focuses on entering new markets, adding stores within existing markets and relocating, remodeling and/or expanding existing stores.  During fiscal 2003, we opened 90 new stores and 17 stores were remodeled, relocated or expanded.  While many of the new stores opened in fiscal 2003 were in existing markets, others were in new markets including the opening of our first Best Buy store in Manhattan, as well as the opening of the first Best Buy stores in Canada.  During fiscal 2004, we expect to open approximately 80 new stores, most of which will be located in existing markets.  We believe that continuing to grow our store base and locating our stores in desirable geographic markets are essential to our future success.

Additional information regarding our Outlook for Fiscal 2004 is included in Management’s Discussion and Analysis of Results of Operations and Financial Condition on page 37 of our Annual Report, incorporated herein by reference.

Customers

We do not have a significant concentration of sales with any individual customer and, therefore, the loss of any one customer would not have a material impact on our business. No single customer accounts for 10% or more of our total revenue.

Suppliers

Our strategy depends, in part, upon our ability to offer customers a broad selection of name-brand products and, therefore, our success is dependent upon satisfactory and stable supplier relationships. In fiscal 2003, our 20 largest suppliers accounted for over half of the merchandise we purchased, with five suppliers – Sony, Hewlett-Packard, Toshiba, Panasonic and Samsung – representing approximately one-third of total merchandise purchased. The loss of or disruption in supply from any one of these major suppliers could have a material adverse effect on our revenue and profits. We generally do not have long-term written contracts with our major suppliers. We have no indication that any of our suppliers will discontinue selling us merchandise. We have not experienced significant difficulty in maintaining satisfactory sources of supply, and we generally expect that adequate sources of supply will continue to exist for the types of merchandise sold in our stores.

Working Capital

We fund the growth of our business through a combination of existing cash and cash equivalents and cash flows generated from continuing operations. In addition, our revolving credit facilities are available for additional working capital needs or investment opportunities.

Additional information on our Liquidity and Capital Resources is included in Management’s Discussion and Analysis of Results of Operations and Financial Condition beginning on page 31 of our Annual Report, incorporated herein by reference.

Available Information

We are subject to the reporting requirements of the Exchange Act and its rules and regulations.  The Exchange Act requires us to file reports, proxy statements and other information with the SEC. Copies of these reports, proxy statements and other information can be inspected and copied at:

SEC Public Reference Room

450 Fifth Street, N.W.

Washington, D.C. 20549

You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

You may also obtain these materials electronically by accessing the SEC’s home page on the Internet at:

http://www.sec.gov

In addition, we make available, free of charge on our Internet Web site, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file this material with, or furnish it to, the SEC. You may review these documents, under the heading “Investor Relations,” by accessing our Web site:

http://www.BestBuy.com

Also, reports and other information concerning us are available for inspection and copying at:

New York Stock Exchange

20 Broad Street

New York, NY 10005

Reportable Operating Segments

During fiscal 2003, we had two reportable operating segments: Domestic and International. At the end of fiscal 2003, the Domestic segment included U.S. Best Buy and Magnolia Hi-Fi stores. U.S. Best Buy stores offer a wide variety of consumer electronics, home-office equipment, entertainment software and appliances, and operated 548 stores in 48 states at the end of fiscal 2003. Magnolia Hi-Fi is a high-end retailer of audio and video products and had 19 stores in Washington, Oregon and California at March 1, 2003. The International segment was established in connection with our acquisition of Future Shop in November of fiscal 2002. At the end of fiscal 2003, the International segment consisted of 104 Future Shop stores operating in all Canadian provinces and eight Canadian Best Buy stores operating in Ontario. Future Shop and Canadian Best Buy stores offer products similar to those offered by U.S. Best Buy stores.

During fiscal 2002, we had three reportable operating segments: Best Buy, Musicland and International.  The primary reasons for the combining of our domestic operations into one reportable operating segment were the significant similarities of their respective products and markets, the leveraging of our buying and distribution functions and the merging of many of our operational functions into a shared services model in the first quarter of fiscal 2003. Based on our commitment to a plan to sell our interest in Musicland, Musicland’s financial results are no longer included in the Domestic segment, but rather are reported separately as discontinued operations.

The following table reconciles stores open at the end of fiscal 2002 to the number of stores open at the end of fiscal 2003:

	Total Stores at End of Fiscal 2002	Stores Opened Fiscal 2003	Stores Closed Fiscal 2003	Total Stores at End of Fiscal 2003
Domestic stores:
U.S. Best Buy stores	481	67	—	548
Magnolia Hi-Fi stores	13	6	—	19
Total Domestic stores	494	73	—	567

International stores:
Future Shop stores	95	9	—	104
Canadian Best Buy stores	—	8	—	8
Total International stores	95	17	—	112

Total	589	90	—	679

Additional information regarding our Segment Performance is presented in Management’s Discussion and Analysis of Results of Operations and Financial Condition beginning on page 26 of our Annual Report, incorporated herein by reference. In addition, selected operating segment financial data is included in note 10 of the Notes to Consolidated Financial Statements on page 62 of our Annual Report, incorporated herein by reference.

Domestic Segment

U.S. Best Buy Stores

Overview

At the end of fiscal 2003, we operated 548 U.S. Best Buy stores in 48 states. The stores average approximately 44,200 retail square feet and produce average annual revenue of approximately $37.1 million. U.S. Best Buy stores collectively represent approximately 24.2 million retail square feet, or about 90% of our total retail square footage. During fiscal 2002, U.S. Best Buy stores launched its latest store concept, which was designed to provide a more flexible architecture, improved merchandising, faster checkout, better product adjacencies and a more efficient labor model. Most new U.S. Best Buy stores opened in fiscal 2003 incorporated the features of this latest store format.

The following table reconciles U.S. Best Buy stores open at the beginning and end of each of the last five fiscal years:

Fiscal Year	Stores Opened	Stores Closed	Total Stores at End of Fiscal Year
Balance Forward	n.a.	n.a.	284
1999	28	1	311
2000	47	1	357
2001	62	—	419
2002	62	—	481
2003	67	—	548

Merchandise

U.S. Best Buy stores offer merchandise in five product categories: consumer electronics, home office, entertainment software, appliances and “other” products. Consumer electronics, the largest product category based on revenue, consists of video and audio equipment. Video products include television sets, DVD players, cameras, camcorders, VCRs and digital broadcast satellite systems. Audio products include car stereos, portable audio equipment, home theater audio systems, audio components, shelf systems and speakers. The home office category includes desktop and notebook computers and related peripheral equipment, telephones, wireless communication devices and personal digital assistants. Entertainment software products include compact discs, video game hardware and software, DVD and VHS movies, and computer software. The appliance category includes washers, dryers, ranges, refrigerators, freezers and dishwashers, as well as vacuums, microwaves and housewares. The “other” product category includes extended service contracts, blank recording media, furniture and other miscellaneous products such as batteries, business cases and storage products.

The following table presents U.S. Best Buy stores’ revenue, by product category, as a percentage of total U.S. Best Buy stores’ revenue:

Product Category	Percentage of Total Revenue Fiscal 2003	Percentage of Total Revenue Fiscal 2002	Percentage of Total Revenue Fiscal 2001
Consumer Electronics	34%	33%	33%
Home Office	30%	31%	34%
Entertainment Software	22%	22%	19%
Appliances	6%	6%	7%
Other	8%	8%	7%
Total	100%	100%	100%

Operations

U.S. Best Buy stores follow a standardized and detailed operating procedure called Standard Operating Platform (SOP). The SOP includes procedures for inventory management, transaction processing, customer relations, store administration, product sales and merchandise display.

U.S. Best Buy store operations are organized into three divisions. Each division is divided into regions and is under the supervision of a senior vice president who oversees store performance through regional vice presidents. Regional vice presidents have responsibility for a number of districts within their respective region. District managers monitor store operations and meet regularly with store managers to discuss merchandising, new product introductions, sales promotions, customer loyalty programs, employee satisfaction surveys and store operating performance. Similar meetings are conducted at the corporate level with divisional and regional management. A senior vice president of retail operations has overall responsibility for retail store processing and operations, including labor management. Each district also has a loss prevention manager, with product security personnel employed at each store to control physical inventory losses. Advertising, merchandise buying and pricing, and inventory policies for U.S. Best Buy stores are centrally controlled.

U.S. Best Buy stores are generally open 73 hours a week, seven days a week. A store is typically staffed by one manager and four to five assistant managers. The average staff in each store ranges from 65 to 150 people, depending on store size and sales volume.

Distribution

Generally, merchandise is shipped to U.S. Best Buy stores from one of six distribution centers located in California, Georgia, Minnesota, Ohio, Oklahoma and Virginia. U.S. Best Buy stores also currently operate two dedicated distribution centers for entertainment software in Minnesota and Indiana. In addition, during the first quarter of fiscal 2004, we opened an additional general distribution center in upstate New York. The majority of U.S. Best Buy stores’ merchandise, except for major appliances and large-screen televisions, is shipped directly from manufacturers to a distribution center. Major appliances and large-screen televisions are shipped to satellite warehouses in each major market. U.S. Best Buy stores are dependent upon the distribution centers for inventory storage and shipment of most merchandise. However, in order to meet release dates for selected products and to improve inventory management, certain merchandise is shipped directly to the stores from manufacturers and distributors. We believe our current distribution centers and the relocation of the Ardmore, Oklahoma, distribution center to a larger facility in fiscal 2005, will accommodate expansion plans for the next several years. On average, U.S. Best Buy stores receive product shipments two or three times a week depending on sales volume. Generally, e-commerce merchandise sales are either picked up at U.S. Best Buy retail stores or fulfilled through the distribution centers.

Seasonality

Similar to many retailers, U.S. Best Buy stores’ business is seasonal. Revenue and earnings are typically greater during the second half of the fiscal year, which includes the holiday selling season.

Competition

U.S. Best Buy stores’ industry is highly competitive. U.S. Best Buy stores compete nationally against other consumer electronics retailers, specialty home office retailers, mass merchants, home improvement superstores and a growing number of direct-to-consumer alternatives. U.S. Best Buy stores also compete against independent dealers, regional chain discount stores, wholesale clubs, mail-order and Internet retailers, video rental stores and other specialty retail stores. Mass merchandisers continue to increase their assortment of consumer electronics products — primarily those that are less complex to sell, install and operate. Similarly, large home improvement retailers are expanding their assortment of appliances. In addition, consumers are increasingly downloading entertainment and computer software directly via the Internet.

We believe our U.S. Best Buy stores’ formats and brand marketing strategies are differentiated from most competitors' by positioning our U.S. Best Buy retail stores as the destination for new technology and entertainment products in a fun, informative and noncommissioned shopping environment. U.S. Best Buy stores compete by aggressively advertising and emphasizing a broad product assortment, value pricing and financing alternatives. In addition, we believe Best Buy’s e-commerce operations, coupled with the knowledgeable sales associates and service capabilities of U.S. Best Buy retail stores, have effectively positioned us to compete successfully, despite an increasingly competitive environment.

Magnolia Hi-Fi

Overview

In the fourth quarter of fiscal 2001, we acquired Seattle-based Magnolia Hi-Fi, a retailer of high-end consumer electronics, founded in 1954. At the end of fiscal 2003, Magnolia Hi-Fi operated 19 stores in Washington, Oregon and California that average approximately 10,000 retail square feet and generate average annual revenue per store of $6.9 million. Collectively, Magnolia Hi-Fi stores represent approximately 189,000 retail square feet, less than 1% of our total retail square footage.

The following table reconciles Magnolia Hi-Fi stores open at the beginning and end of each fiscal year since the date of acquisition:

Fiscal Year	Stores Opened	Stores Closed	Total Stores at End of Fiscal Year
Balance Forward*	n.a.	n.a.	13
2001	—	—	13
2002	—	—	13
2003	6	—	19

*As of the date of acquisition, December 15, 2000

Merchandise

Magnolia Hi-Fi stores offer merchandise in three product categories: consumer electronics, home office and “other” products.  Consumer electronics, the largest product category based on revenue, consists of video and audio equipment. Video products include television sets, DVD players, digital cameras, digital camcorders, mobile video, VCRs, digital broadcast satellite systems and video accessories.  Audio products include home receivers and amplifiers, home speakers, shelf systems, portable audio equipment, audio accessories, car stereos and car security systems.  The home office category includes telephones and wireless communication devices.  The “other” product category includes extended service contracts, customer equipment repairs, and in-home and automobile installation labor and parts.

The following table presents Magnolia Hi-Fi revenue, by product category, as a percentage of total Magnolia Hi-Fi revenue:

Product Category	Percentage of Total Revenue Fiscal 2003	Percentage of Total Revenue Fiscal 2002
Consumer Electronics	87%	86%
Home Office	4%	4%
Other	9%	10%
Total	100%	100%

Operations

Magnolia Hi-Fi stores are typically managed by a store manager, an audio/video sales manager and a mobile electronics sales manager. Magnolia Hi–Fi stores are generally open 72 hours a week, seven days a week. Depending on an individual store’s volume, store staffing includes eight to 25 commissioned sales personnel, two to six commissioned mobile electronics installers, one to six digital products sales personnel, cashiers and warehouse personnel. Advertising, merchandise buying and pricing, and inventory policies for Magnolia Hi-Fi stores are centrally controlled.

Distribution

Magnolia Hi-Fi’s merchandise is received and warehoused at its distribution center in Washington or at its regional warehouse in California. All inventory is bar coded and scanned to ensure accurate inventory tracking. In addition, a computerized inventory replenishment program is used to maintain optimal inventory levels at each retail store. Merchandise is delivered to retail stores an average of three times each week via Magnolia Hi-Fi’s in-house distribution system.

Seasonality

Similar to many retailers, Magnolia Hi-Fi’s business is seasonal. Revenue and earnings are typically greater during the second half of the fiscal year, which includes the holiday selling season.

Competition

Magnolia Hi-Fi competes with a variety of national, regional and local retailers, including large consumer electronics superstores, mass merchants and small specialty stores.

Magnolia Hi-Fi has positioned itself between large mass merchants and high-end specialty boutiques. We believe Magnolia Hi-Fi’s quality product offerings, extensively trained sales staff and focus on exceptional customer service both before and after the sale, in combination with the leveraging of U.S. Best Buy stores’ core competencies, effectively position Magnolia Hi-Fi to meet current and future competitive challenges.

International Segment

Overview

The International segment was established in connection with our acquisition of Future Shop in November of fiscal 2002. At the end of fiscal 2003, the International segment consisted of 104 Future Shop stores in all Canadian provinces and eight Canadian Best Buy stores in Ontario.  Collectively, International stores generate average annual revenue of approximately $16.0 million per store and represent approximately 2.4 million retail square feet, or 9% of our total retail square footage.

The Future Shop acquisition accelerated our international expansion plans and provided us with an opportunity to increase revenue, gain market share and leverage our operational expertise. We continue to build on Future Shop’s position as the leading consumer electronics retailer in Canada.  During fiscal 2003, we opened nine new Future Shop stores.  These new stores strengthen our presence in Ontario, British Columbia and Quebec. In addition to investments in new store openings, we also enhanced the Future Shop Web site.  The Web site provides an increasingly important avenue for reaching consumers and enhancing the Future Shop brand in Canada.

The primary objective of our International segment in fiscal 2003 was launching our dual-branding strategy in Canada.  We introduced the Best Buy brand in Canada by opening eight Best Buy stores in the Toronto, Ontario market. The Canadian Best Buy stores are similar to the U.S. Best Buy stores and appeal to technology and entertainment enthusiasts who enjoy the interactive shopping experience and grab-and-go convenience for which Best Buy is known. As we increase the presence of Best Buy stores in Canada, we expect to gain operating efficiencies through the leveraging of our capital investments, supply chain management, advertising, merchandising and administrative functions.

The dual-branding strategy was designed to retain Future Shop’s brand equity and attract more customers by offering a choice of store experiences. Our goal is to reach differentiated customers with each brand by giving them the unique shopping experiences they desire. The primary differences between the two brands are:

In-store experience – The customer’s interaction with store employees is different at each of the two brands. Future Shop has commissioned sales associates who take a more proactive role in assisting customers. Through their expertise and attentiveness, the sales associate drives the transaction.  In contrast, Canadian Best Buy store employees are noncommissioned, and the stores offer more interactive displays and grab-and-go merchandising.  This design allows the customer to drive the transaction as they experience the products themselves, with store employees available to provide product information and explain product features.

Store size – The average Future Shop store is approximately 21,000 retail square feet, compared with an average of approximately 28,000 retail square feet for Canadian Best Buy stores.  Canadian Best Buy stores generally have wider aisles, with more square footage devoted to entertainment software.

Additional information regarding our International segment is included in Management’s Discussion and Analysis of Results of Operations and Financial Condition beginning on page 28 of our Annual Report, incorporated herein by reference. In addition, selected International segment financial data is included in note 10 of the Notes to Consolidated Financial Statements on page 62 of our Annual Report, incorporated herein by reference.

Reference is also made to Part II, Item 7A., “Quantitative and Qualitative Disclosures About Market Risk,” of this report for a discussion regarding the risks associated with foreign operations.

The following table reconciles Future Shop stores open at the beginning and end of each fiscal year since the date of acquisition:

Fiscal Year	Stores Opened	Stores Closed	Total Stores at End of Fiscal Year
Balance Forward*	n.a.	n.a.	91
2002	4	—	95
2003	9	—	104

*As of the date of acquisition, November 4, 2001

The following table reconciles Canadian Best Buy stores open at the beginning and end of each fiscal year since inception of the International segment:

Fiscal Year	Stores Opened	Stores Closed	Total Stores at End of Fiscal Year
Balance Forward	n.a.	n.a.	n.a.
2002	—	—	—
2003	8	—	8

Merchandise

International stores generally offer merchandise in five product categories: consumer electronics, home office, entertainment software, appliances and “other” products. Home office, the largest product category based on revenue, includes desktop and notebook computers and related peripheral equipment, telephones, wireless communication devices and personal digital assistants. The consumer electronics category consists of video and audio equipment. Video products include television sets, DVD players, cameras, camcorders, VCRs and digital broadcast satellite systems. Audio products include car stereos, portable audio equipment, home theater audio systems, audio components, shelf systems and speakers. Entertainment software products include compact discs, video game hardware and software, DVD and VHS movies, and computer software. The appliance category includes washers, dryers, ranges, refrigerators, freezers and dishwashers, as well as vacuums, microwaves and housewares. The “other” product category includes extended service contracts, blank recording media, furniture and other miscellaneous products such as batteries, business cases and storage products.

Although the two store brands carry similar product categories, there are differences in product brands and depth of selection within product categories.  On average, less than 55 percent of the product assortment overlaps (excluding entertainment software) between the two store brands.

The following table presents International revenue, by product category, as a percentage of total International revenue:

Product Category	Percentage of Total Revenue Fiscal 2003	Percentage of Total Revenue Fiscal 2002*
Home Office	38%	39%
Consumer Electronics	34%	34%
Entertainment Software	15%	17%
Appliances	5%	4%
Other	8%	6%
Total	100%	100%

* Subsequent to the date of acquisition, November 4, 2001

Operations

International stores use a standardized operating system. The operating system includes procedures for inventory management, transaction processing, customer relations, store administration, staff training and performance appraisal as well as merchandise display. Advertising, merchandise buying and pricing, and inventory policies are centrally controlled.

International store operations are organized into divisions, each headed by a vice president. Each vice president has regional management who closely monitor store operations and meet regularly with store managers to review management and staff training programs, customer feedback and requests, store operating performance and other matters. Meetings involving store management, product managers, advertising, financial and administrative staff, as well as senior regional and global headquarters personnel, are held quarterly to review operating results and to establish future objectives.

International stores are generally open 60 to 75 hours a week, seven days a week. A typical store is staffed by a general manager, several department sales managers, a customer service manager and on average 39 full-time staff associates, as well as part-time associates. The number of full-time staff associates is dependent upon store size, sales volume and store brand.

Distribution

The majority of International stores’ merchandise, except for appliances, is shipped directly from suppliers to distribution centers in British Columbia and Ontario. Contract carriers ship merchandise from the distribution centers to retail stores. The majority of appliance sales are delivered by third-party distributors. International stores are dependent upon the distribution centers for inventory storage and shipment of most merchandise. However, in order to meet release dates for selected products and to improve inventory management, certain merchandise is shipped directly to the stores from manufacturers and distributors. International stores typically receive product shipments twice a week, with accelerated shipments during periods of high sales volume.

Seasonality

Similar to many retailers, the International segment’s business is seasonal. Revenue and earnings are typically greater during the second half of the fiscal year, which includes the holiday selling season.

Competition

The Canadian marketplace is highly competitive and highly fragmented. International stores compete against other consumer electronics retailers, specialty home office retailers, mass merchants, home improvement superstores and a growing number of direct-to-consumer alternatives. International stores also compete against independent dealers, regional chain discount stores, wholesale clubs, mail-order and Internet retailers, video rental stores and other specialty retail stores. Mass merchandisers continue to increase their assortment of consumer electronics products — primarily those that are less complex to sell, install and operate. Similarly, large home improvement retailers are expanding their assortment of appliances. In addition, consumers are increasingly downloading entertainment and computer software directly via the Internet.

We believe our International segment’s price leadership, large product assortment, focus on customer service and complementary e-commerce operations effectively positions us to meet current and future competitive conditions.

Discontinued Operations

Overview

Musicland, which was acquired in the fourth quarter of fiscal 2001, is a national retailer of movies, prerecorded music, video gaming merchandise and other entertainment–related products. Its mall-based stores include the Sam Goody and Suncoast brands. Musicland also operates large–format Media Play stores in urban and suburban areas, and Sam Goody Rural (formerly known as On Cue) stores in small or rural cities. At the end of fiscal 2003, Musicland operated 1,195 stores in 48 states, the District of Columbia, the U.S. Virgin Islands and Puerto Rico, with 8.3 million retail square feet.

Additional information regarding Discontinued Operations is included in Management’s Discussion and Analysis of Results of Operations and Financial Condition beginning on page 29 of our Annual Report, incorporated herein by reference. In addition, selected Musicland financial data is included in note 2 of the Notes to Consolidated Financial Statements beginning on page 52 of our Annual Report, incorporated herein by reference.

The following is a general overview of Musicland’s four retail store concepts:

Sam Goody Mall – Sam Goody Mall stores average approximately 5,100 retail square feet. At the end of fiscal 2003, there were 505 Sam Goody Mall stores in 46 states, the District of Columbia, the U.S. Virgin Islands and Puerto Rico. The retail square footage of Sam Goody Mall stores was approximately 2.6 million square feet. Sam Goody Mall stores average approximately $1.1 million in annual revenue per location.  During fiscal 2003, Musicland opened 13 and closed 123 Sam Goody Mall stores.

Suncoast – Suncoast stores are mall-based and average approximately 2,400 retail square feet. At the end of fiscal 2003, there were 383 Suncoast stores in 47 states and Puerto Rico. The retail square footage of Suncoast stores was approximately 900,000 square feet. Suncoast stores average approximately $1.1 million in annual revenue per location. During fiscal 2003, Musicland opened 10 and closed 25 Suncoast stores.

Sam Goody Rural – In fiscal 2003, Musicland began changing the name of On Cue stores to the Sam Goody name as the result of brand recognition research conducted during fiscal 2002.  Sam Goody Rural stores are located in small or rural cities, generally with populations of 10,000 to 30,000 people, and average approximately 5,900 retail square feet. At the end of fiscal 2003, there were 231 Sam Goody Rural stores in 33 states with total retail square footage of approximately 1.4 million square feet. Sam Goody Rural stores average approximately $700,000 in annual revenue per location.  During fiscal 2003, Musicland opened 19 and closed 20 Sam Goody Rural stores.

Media Play – Media Play is a superstore format retailer located in metropolitan markets. Media Play stores operate primarily in freestanding and strip mall locations in urban and suburban areas and average approximately 45,300 retail square feet. At the end of fiscal 2003, there were 76 Media Play stores in 19 states with total retail square footage of approximately 3.4 million square feet. Media Play stores average approximately $6.4 million in annual revenue per location.  During fiscal 2003, Musicland did not open or close any Media Play stores.

The following table reconciles Musicland stores open at the beginning and end of each fiscal year since the date of acquisition:

Fiscal Year	Stores Opened	Stores Closed	Total Stores at End of Fiscal Year
Balance Forward*	n.a.	n.a.	1,309
2001	—	—	1,309
2002	51	39	1,321
2003	42	168	1,195

*As of the date of acquisition, January 31, 2001

Merchandise

The following is an overview of the merchandise offered at each of Musicland’s four retail store concepts:

Sam Goody Mall - Sam Goody Mall stores generally offer a wide assortment of entertainment products including compact disks, music, DVDs, books, computer software, electronics, video games and music-inspired apparel.

Suncoast - Suncoast stores feature newly released and classic movies, special interest videos and video recordings of popular TV shows. Complementary products include apparel, posters and other products inspired by new releases, as well as blank videotapes, storage cases and other video-related accessories.

Sam Goody Rural - Sam Goody Rural stores generally offer a wide assortment of entertainment products including compact disks, music, DVDs, books, computer software, electronics, video games and music-inspired apparel.

Media Play - Media Play offers a large assortment of entertainment products including movies, music, books, computer software, video games, electronics, musical instruments and toys.

The following table presents Musicland revenue, by product category, as a percentage of total Musicland revenue:

Product Category	Percentage of Total Revenue Fiscal 2003	Percentage of Total Revenue Fiscal 2002
Music	35%	41%
Movies	38%	35%
Gaming	9%	6%
Other	18%	18%
Total	100%	100%

Operations

Sam Goody Mall, Suncoast and Sam Goody Rural stores are typically managed by a store manager and an assistant manager. Media Play stores are typically managed by a general manager, an assistant general manager and three to five department managers. Most Musicland stores are open 65 to 80 hours per week, seven days a week, depending on mall hours. Store staffing levels fluctuate with the size of the store and anticipated sales volume. Advertising, merchandise buying and pricing, and inventory policies for Musicland stores are centrally controlled.

Distribution

The majority of Musicland’s inventory is shipped from its distribution center located in Indiana. From time to time, in order to meet release dates for selected products and to improve inventory management, certain merchandise is shipped directly to the stores from manufacturers and distributors.

Seasonality

Similar to many retailers, Musicland’s business is seasonal. Revenue and earnings are typically greater during the second half of the fiscal year, which includes the holiday selling season.

Competition

Musicland’s industry is highly competitive. Increased downloading of entertainment and computer software directly via the Internet, the progression of CD recording technology and slumping music sales all have led to more intense competitive conditions. Musicland retail stores also compete with specialty retail chains, mass merchants, bookstores and consumer electronics stores, as well as video rental stores, mail order clubs and various Internet-based retailers.

Our Employees

At the end of fiscal 2003, we employed approximately 98,000 full-time, part-time and seasonal employees in our consolidated operations.  This included 87,000 full-time, part-time and seasonal employees in continuing operations, and approximately 11,000 full-time, part-time and seasonal employees at Musicland.  There are currently no collective bargaining agreements covering any of our employees with the exception of unions that represent hourly employees at 10 Musicland stores. We have not experienced a strike or work stoppage.

Item 2. Properties.

Stores, Distribution Centers and Corporate Facilities

The following table summarizes the geographic location of our stores at the end of fiscal 2003:

	Domestic Segment		International Segment		Discontinued Operations
	U.S. Best Buy Stores	Magnolia Hi-Fi Stores	Canadian Best Buy Stores	Future Shop Stores	Musicland Stores
Alabama	5	—	—	—	18
Alaska	1	—	—	—	7
Arizona	11	—	—	—	18
Arkansas	4	—	—	—	14
California	61	8	—	—	119
Colorado	10	—	—	—	26
Connecticut	4	—	—	—	11
Delaware	2	—	—	—	1
District of Columbia	—	—	—	—	2
Florida	34	—	—	—	38
Georgia	16	—	—	—	30
Hawaii	—	—	—	—	6
Idaho	1	—	—	—	12
Illinois	36	—	—	—	59
Indiana	14	—	—	—	38
Iowa	6	—	—	—	27
Kansas	6	—	—	—	13
Kentucky	5	—	—	—	22
Louisiana	6	—	—	—	22
Maine	2	—	—	—	2
Maryland	13	—	—	—	27
Massachusetts	16	—	—	—	18
Michigan	24	—	—	—	46
Minnesota	18	—	—	—	32
Mississippi	1	—	—	—	11
Missouri	13	—	—	—	26
Montana	2	—	—	—	8
Nebraska	3	—	—	—	8
Nevada	5	—	—	—	5
New Hampshire	5	—	—	—	5
New Jersey	15	—	—	—	48
New Mexico	4	—	—	—	8
New York	23	—	—	—	49
North Carolina	14	—	—	—	34
North Dakota	2	—	—	—	9
Ohio	25	—	—	—	57
Oklahoma	3	—	—	—	9
Oregon	4	3	—	—	20
Pennsylvania	20	—	—	—	52
Puerto Rico	—	—	—	—	5
Rhode Island	1	—	—	—	—
South Carolina	7	—	—	—	16
South Dakota	1	—	—	—	8
Tennessee	7	—	—	—	25
Texas	50	—	—	—	68
Utah	4	—	—	—	14
Vermont	1	—	—	—	—
Virgin Islands	—	—	—	—	2
Virginia	17	—	—	—	26
Washington	13	8	—	—	35
West Virginia	1	—	—	—	8
Wisconsin	12	—	—	—	30
Wyoming	—	—	—	—	1
British Columbia	—	—	—	21	—
Alberta	—	—	—	13	—
Saskatchewan	—	—	—	3	—
Manitoba	—	—	—	4	—
Ontario	—	—	8	37	—
Quebec	—	—	—	20	—
Nova Scotia	—	—	—	2	—
New Brunswick	—	—	—	2	—
Newfoundland	—	—	—	1	—
Prince Edward Island	—	—	—	1	—
Total	548	19	8	104	1,195

Domestic Segment

U.S. Best Buy Stores

At the end of fiscal 2003, we operated 548 U.S. Best Buy stores totaling approximately 24.2 million retail square feet.

U.S. Best Buy stores are serviced by the following major distribution centers:

Location	Square Footage	Owned or Leased
Findlay, Ohio	1,024,000	Leased
Staunton, Virginia	725,000	Leased
Dublin, Georgia	742,000	Owned
Dinuba, California(1)	1,039,000	Owned
Ardmore, Oklahoma(2)	565,000	Leased
Bloomington, Minnesota	425,000	Leased
Edina, Minnesota (entertainment software)(3)	326,000	Leased
Franklin, Indiana (entertainment software)	715,000	Owned

(1) The Dinuba, California, distribution center was expanded from 644,000 square feet to 1,039,000 square feet during fiscal 2003.

(2) We recently broke ground on a new distribution center in Ardmore, Oklahoma. The distribution center will be located north of the existing location in Ardmore, Oklahoma, and will be owned. The new distribution center is scheduled to open in fiscal 2005.  The existing location is being replaced in order to meet the expected increased demand for technology products and services. The new facility is expected to serve 98 U.S. Best Buy stores when it initially opens and will have the ability to serve up to 125 U.S. Best Buy stores in Arkansas, Kansas, Louisiana, Missouri, New Mexico, Oklahoma and Texas.

(3) At the end of fiscal 2003, the Edina, Minnesota, distribution center distributed entertainment software to certain U.S. Best Buy stores.  We are in the process of relocating the Edina distribution center’s services to our Franklin, Indiana, distribution center.  Following the transition expected to be completed in fiscal 2004 and coinciding with the expiration of the current lease, we will vacate the Edina facility.

In addition, U.S. Best Buy stores lease space in 17 satellite warehouses in major metropolitan markets for home delivery of major appliances and large–screen televisions. U.S. Best Buy stores utilize approximately 2.4 million square feet in these warehouses. In the first quarter of fiscal 2004, we opened an additional 720,000-square-foot owned distribution center in upstate New York.

Effective March 31, 2003, Best Buy Co., Inc. moved its principal corporate offices into a new 1.5 million square-foot facility located in Richfield, Minnesota. The new corporate campus replaces existing owned and leased corporate office facilities. In addition to owning this new facility, we continue to own two facilities in Eden Prairie, Minnesota, aggregating 540,000 square feet, which previously served as our principle corporate offices. These facilities are currently for sale. At the end of fiscal 2003, we also leased an additional 550,000 square feet of office space in close proximity to the owned facilities.

Magnolia Hi-Fi

At the end of fiscal 2003, we operated 19 Magnolia Hi-Fi stores totaling approximately 189,000 retail square feet.

Magnolia Hi-Fi leases an 80,000-square-foot distribution, warehouse and office facility in Kent, Washington, of which approximately 54,000 square feet are used for distribution and warehouse operations, with the remainder dedicated to a service department and corporate administrative functions. In addition, Magnolia Hi-Fi utilizes a 13,000-square-foot leased regional warehouse in Hayward, California.

International Segment

At the end of fiscal 2003, we operated 104 Future Shop stores and eight Canadian Best Buy stores totaling approximately 2.4 million retail square feet.

The operations of the International segment are serviced by two leased distribution centers located in Delta, British Columbia, and Brampton, Ontario. The majority of merchandise, other than appliances, is distributed from these two distribution centers, which are 255,000 square feet and 434,000 square feet, respectively. Appliance sales in western Canada are fulfilled by the distribution center in British Columbia; however, a third-party distributor is used to warehouse and ship appliance inventory in other parts of Canada, primarily Ontario and Alberta.

The Brampton distribution center is expected to be expanded to 978,000 square feet by the end of fiscal 2005.  In addition a 413,000-square-foot distribution center was purchased in Langley, British Columbia, during the first quarter of fiscal 2004.  The Langley distribution center will replace the leased Delta distribution center.  The transition to the Langley facility is expected to be completed during fiscal 2004.

Corporate offices for the International Segment are located in a 141,000-square-foot leased facility in Burnaby, British Columbia.

Discontinued Operations

At the end of fiscal 2003, we operated 1,195 Musicland stores totaling approximately 8.3 million retail square feet.

Musicland’s stores are serviced by our distribution facility in Franklin, Indiana.  For additional information regarding this facility, refer to the above discussion of U.S. Best Buy Stores.

Musicland’s corporate offices are located in a 94,000-square-foot owned facility in Minnetonka, Minnesota.

Operating Leases

Essentially all retail stores and a majority of distribution facilities are leased. Terms of the lease agreements range up to 20 years. Most of the leases contain renewal options and escalation clauses.

Additional information regarding operating leases is included in note 7 of the Notes to Consolidated Financial Statements on page 59 of our Annual Report, incorporated herein by reference.

Item 3. Legal Proceedings.

We are involved in various legal proceedings arising during the normal course of conducting business. The resolution of those proceedings is not expected to have a material impact on our results of operations and financial condition.

Our Executive Officers are as follows:

Name	Age	Position With the Company	Years With the Company
Bradbury H. Anderson	53	Vice Chairman and Chief Executive Officer	30
Richard M. Schulze	62	Founder and Chairman	37
Allen U. Lenzmeier	59	President and Chief Operating Officer	19
Thomas C. Healy	41	President — Best Buy International	13
Michael P. Keskey	48	President — Best Buy Retail Stores	15
Brian J. Dunn	43	Executive Vice President — Retail Sales	18
Marc D. Gordon	42	Executive Vice President and Chief Information Officer	5
Darren R. Jackson	38	Executive Vice President — Finance and Chief Financial Officer	3
Michael A. Linton	46	Executive Vice President — Consumer & Brand Marketing and Chief Marketing Officer	4
Michael London	54	Executive Vice President — General Merchandise Manager	7
Philip J. Schoonover	42	Executive Vice President — New Business Development	9
John C. Walden	43	Executive Vice President — Human Capital and Leadership	4
Susan S. Hoff	38	Senior Vice President — Public Affairs and Investor Relations Officer	20
Joseph M. Joyce	51	Senior Vice President — General Counsel and Assistant Secretary	12
Bruce H. Besanko	43	Vice President — Finance/Planning & Performance Management	1

Bradbury H. Anderson has been a director since 1986 and is currently Best Buy’s Vice Chairman and Chief Executive Officer. Mr. Anderson assumed the responsibility of Chief Executive Officer effective June 30, 2002, having previously served as President and Chief Operating Officer since 1991. Mr. Anderson has been employed in various capacities with us since 1973.

Richard M. Schulze is a founder of Best Buy.  He has been an officer and director from our inception in 1966 and currently is Chairman of the Board. Effective June 30, 2002, Mr. Schulze relinquished the duties of Chief Executive Officer. Mr. Schulze is a trustee of the University of St. Thomas, chairman of the board of governors of the University of St. Thomas Business School and a member of the President’s Council of Twin Cities Public Television.

Allen U. Lenzmeier has been a director since 2001.  Mr. Lenzmeier is currently Best Buy's President and Chief Operating Officer. Mr. Lenzmeier joined us in 1984. Prior to his promotion to his current position, he served as President — Best Buy Retail Stores from 2001 to 2002 and as Chief Financial Officer and Executive Vice President from 1991 to 2001. He is a national trustee for the Boys and Girls Clubs of the Twin Cities and serves on its board of directors.

Thomas C. Healy was promoted to President — Best Buy International in  2001.  Prior to that, he had served as Senior Vice President — Canadian Operations.  Mr. Healy joined us in 1990 and has held positions as regional vice president, district manager and general manager.

Michael P. Keskey was promoted to President — Best Buy Retail Stores in March 2002. Mr. Keskey served as Executive Vice President — Retail Sales from 2001 to 2002 and as Senior Vice President — Retail Sales from 1997 to 2001. Mr. Keskey joined us in 1988 and has since held various positions.

Brian J. Dunn was named Executive Vice President — Retail Sales in March 2002. Mr. Dunn joined us in 1985 and has held positions as senior vice president, regional vice president, regional manager, district manager and store manager.

Marc D. Gordon was named Executive Vice President and Chief Information Officer in 2001. He is responsible for technology and supply chain management. Mr. Gordon joined us in 1998 as Senior Vice President — Information Systems and Chief Information Officer. Prior to that, Mr. Gordon had experience in the retail information systems area, most recently for West Marine Products, a West Coast–based specialty retailer/wholesaler of marine products. Mr. Gordon also served as a senior manager with Accenture, a principal with a Boston management consulting firm and a vice president of information systems with Timberland Company.

Darren R. Jackson was named Executive Vice President — Finance and Chief Financial Officer in April 2002. Mr. Jackson joined us in 2000 as Senior Vice President — Finance and Treasurer and was promoted to Chief Financial Officer in 2001. Prior to that, Mr. Jackson served as chief financial officer of the Full-Line Store Division at Nordstrom, Inc. from 1998 to 2000 and as chief financial officer of Carson Pirie Scott & Co. Inc. from 1996 to 1998. A certified public accountant, Mr. Jackson has 14 years of experience in the retailing industry.

Michael A. Linton was promoted to Executive Vice President — Consumer & Brand Marketing and Chief Marketing Officer in March 2002. Mr. Linton joined us in 1999 as Senior Vice President — Strategic Marketing. Prior to that, Mr. Linton held positions as vice president of marketing at Remington Products Corporation, maker of personal care and grooming products; vice president and general manager of a product category at James River Corporation, a manufacturer and marketer of consumer products, food and packaging; and a general manager at Progressive Insurance. Mr. Linton began his career at The Proctor & Gamble Company.

Michael London was promoted to Executive Vice President — General Merchandise Manager in 2001. Prior to that, he served as Senior Vice President - General Merchandise from 1998 to 2001 and as Vice President - General Merchandise from 1996 to 1998. Prior to joining us in 1996, Mr. London was a senior vice president for NordicTrack, a fitness equipment manufacturer, and executive vice president for Central Tractor Farm & Country, a specialty farm products retail supplier.

Philip J. Schoonover was named Executive Vice President — New Business Development in February 2002. He was promoted to Executive Vice President of Digital Technology Solutions in February 2001 after having served for five years as Senior Vice President - Merchandising. Prior to joining us in 1995, Mr. Schoonover was an executive vice president for TOPS Appliance City, a retailer of home appliances and consumer electronics.

John C. Walden was named Executive Vice President — Human Capital and Leadership in March 2002. Mr. Walden served as President of BestBuy.com, Inc. from 1999 to 2002. Prior to joining us in 1999, Mr. Walden served as chief operating officer of Peapod, Inc., an Internet retailer of groceries. Mr. Walden has also held executive positions with Ameritech Corporation, a telecommunications company, and Storage Technology Corporation, a maker of data storage products.  Earlier he practiced corporate and securities law with Sidley, Austin, Brown and Wood LLP.

Susan S. Hoff was named Senior Vice President — Public Affairs and Investor Relations Officer in 2000. Since joining us in 1983, Ms. Hoff has served in various capacities including Vice President of Corporate Communications and Public Relations. She is the daughter of Founder and Chairman Richard M. Schulze.

Joseph M. Joyce was promoted to Senior Vice President — General Counsel and Assistant Secretary in 1997.  Mr. Joyce joined us in 1991 as Vice President — Human Resources and General Counsel.  Prior to joining us, Mr. Joyce was with Tonka Corporation, a toy maker, having most recently served as vice president, secretary and general counsel.

Bruce H. Besanko joined us in April 2002 as Vice President — Finance/Planning & Performance Management.  Prior to joining us, he spent approximately six years with Sears serving in positions of increasing responsibility.  Mr. Besanko also brings finance and treasury experience from Atlantic Richfield Company and more than eight years of service in the United States Air Force in various leadership roles.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

The information set forth under the caption “Common Stock Prices” on page 40 of the Annual Report is incorporated herein by reference.

The information set forth under the caption “Equity Compensation Plan Information” on page 20 of the Proxy Statement, regarding securities authorized for issuance under equity compensation plans, is incorporated herein by reference.

Item 6. Selected Financial Data.

The information set forth under the caption “11-Year Financial Highlights” on pages 18 and 19 of the Annual Report, for the fiscal years 1999 through 2003 is incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The information given under the caption “Management’s Discussion and Analysis of Results of Operations and Financial Condition” on pages 20 through 41 of the Annual Report is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Our debt is not subject to material interest-rate volatility risk. The rates on a substantial portion of our debt may be reset, but may not be more than one percentage point higher than the current rates. If the rates on the debt were to be reset one percentage point higher, our annual interest expense would increase by approximately $8 million. We do not currently manage the risk through the use of derivative instruments.

We have market risk arising from changes in foreign currency exchange rates as a result of our acquisition of Future Shop in Canada in November 2001. At this time, we do not manage the risk through the use of derivative instruments. A 10% adverse change in the foreign currency exchange rate would not have a significant impact on our results of operations or financial position.

Item 8. Financial Statements and Supplementary Data.

The financial statements required by this Item, listed below, are included in the Annual Report on the pages indicated below and are expressly incorporated herein by reference.

Page No.
Consolidated balance sheets as of March 1, 2003 and March 2, 2002	42-43
For the fiscal years ended March 1, 2003, March 2, 2002 and March 3, 2001
Consolidated statements of earnings	44
Consolidated statements of cash flows	45
Consolidated statements of changes in shareholders’ equity	46
Notes to consolidated financial statements	47-63
Report of Best Buy Management	64
Independent auditor’s report	65

The information set forth under the caption “Quarterly Results and Seasonality,” on pages 38-39 of the Annual Report, providing supplementary selected quarterly financial data, is incorporated herein by reference.

Condensed Consolidating Financial Information

Our convertible debentures are guaranteed by Best Buy Stores, L.P., our wholly-owned indirect subsidiary.  The aggregate principal amount at maturity of these convertible debentures is $894 million.  The carrying value of the convertible debentures at March 1, 2003, was approximately $749 million.

Additional information regarding the convertible debentures is included in note 4 of the Notes to Consolidated Financial Statements beginning on page 54 of the Annual Report, incorporated herein by reference.

During the fourth quarter of fiscal 2003, we committed to a plan to sell our interest in Musicland, which is included in Non-Guarantor Subsidiaries.  At March 1, 2003, Best Buy Co., Inc. had an intercompany receivable from Musicland totaling $350 million, included in current assets.  Additional information regarding Musicland is included in note 2 of the Notes to Consolidated Financial Statements beginning on page 52 of the Annual Report, incorporated herein by reference.

The following tables present condensed consolidating balance sheets for the fiscal years ended March 1, 2003, and March 2, 2002, and condensed consolidating statements of earnings and cash flows for the fiscal years ended March 1, 2003; March 2, 2002; and March 3, 2001:

Condensed Consolidating Balance Sheets

As of March 1, 2003

$ in millions

	Best Buy Co., Inc.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$1,863	$37	$14	$—	$1,914
Receivables	216	50	46	—	312
Recoverable costs from developed properties	10	—	—	—	10
Merchandise inventories	—	1,828	221	(3)	2,046
Other current assets	182	48	39	(81)	188
Current assets of discontinued operations	—	—	397	—	397
Intercompany receivable	1,617	—	—	(1,617)	—
Intercompany note receivable	500	—	—	(500)	—
Total current assets	4,388	1,963	717	(2,201)	4,867

Net Property and Equipment	498	1,390	174	—	2,062

Goodwill, Net	—	3	426	—	429

Intangible Assets	—	—	33	—	33

Other Assets	71	78	48	(82)	115

Noncurrent Assets of Discontinued Operations	—	—	157	—	157

Investments in Subsidiaries	1,055	—	—	(1,055)	—

Total Assets	$6,012	$3,434	$1,555	$(3,338)	$7,663

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$1,997	$—	$198	$—	$2,195
Accrued compensation and related expenses	80	75	19	—	174
Accrued liabilities	180	469	80	—	729
Accrued income taxes	—	274	181	(81)	374
Current portion of long-term debt	—	—	1	—	1
Current liabilities of discontinued operations	—	—	320	—	320
Intercompany payable	—	780	837	(1,617)	—
Intercompany note payable	—	500	—	(500)	—
Total current liabilities	2,257	2,098	1,636	(2,198)	3,793

Long-Term Liabilities	264	79	26	(82)	287

Long-Term Debt	758	59	11	—	828

Noncurrent Liabilities of Discontinued Operations	—	—	25	—	25

Shareholders’ Equity (Deficit)	2,733	1,198	(143)	(1,058)	2,730

Total Liabilities and Shareholders’ Equity	$6,012	$3,434	$1,555	$(3,338)	$7,663

Condensed Consolidating Balance Sheets

As of March 2, 2002

$ in millions

	Best Buy Co., Inc.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$1,823	$29	$9	$—	$1,861
Receivables	196	11	16	(2)	221
Recoverable costs from developed properties	79	—	—	—	79
Merchandise inventories	—	1,710	167	(2)	1,875
Other current assets	215	6	9	(114)	116
Current assets of discontinued operations	—	—	448	—	448
Intercompany receivable	1,327	—	—	(1,327)	—
Intercompany note receivable	500	—	—	(500)	—
Total current assets	4,140	1,756	649	(1,945)	4,600

Net Property and Equipment	558	953	150	—	1,661

Goodwill, Net	—	—	465	—	465

Other Assets	66	14	—	—	80

Noncurrent Assets of Discontinued Operations	—	—	561		561

Investments in Subsidiaries	1,044	—	—	(1,044)	—

Total Assets	$5,808	$2,723	$1,825	$(2,989)	$7,367

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$2,040	$—	$164	$(2)	$2,202
Accrued compensation and related expenses	81	71	22	—	174
Accrued liabilities	168	374	73	(2)	613
Accrued income taxes	—	276	129	(114)	291
Current portion of long-term debt	2	—	5	—	7
Current liabilities of discontinued operations	—	—	418	—	418
Intercompany payable	—	429	898	(1,327)	—
Intercompany note payable	—	500	—	(500)	—
Total current liabilities	2,291	1,650	1,709	(1,945)	3,705

Long-Term Liabilities	235	69	8	—	312

Long-Term Debt	761	39	8	—	808

Noncurrent Liabilities of Discontinued Operations	—	—	21	—	21

Shareholders’ Equity	2,521	965	79	(1,044)	2,521

Total Liabilities and Shareholders’ Equity	$5,808	$2,723	$1,825	$(2,989)	$7,367

Condensed Consolidating Statements of Earnings

For the Fiscal Year Ended March 1, 2003

$ in millions

	Best Buy Co., Inc.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$1	$19,735	$2,349	$(1,139)	$20,946

Cost of goods sold	1	14,935	1,529	(755)	15,710

Gross profit	—	4,800	820	(384)	5,236

Selling, general and administrative expenses	32	4,087	491	(384)	4,226

Operating (loss) income	(32)	713	329	—	1,010

Net interest income (expense)	50	(41)	(5)	—	4

Equity in loss of subsidiaries	(36)	—	—	36	—

(Loss) earnings from continuing operations before income tax expense	(18)	672	324	36	1,014

Income tax expense	8	260	124	—	392

(Loss) earnings from continuing operations	(26)	412	200	36	622

Earnings (loss) from discontinued operations, net of tax	125	—	(566)	—	(441)

Cumulative effect of change in accounting principle for goodwill, net of tax	—	—	(40)	—	(40)

Cumulative effect of change in accounting principle for vendor allowances, net of tax	—	(40)	(2)	—	(42)

Net earnings (loss)	$99	$372	$(408)	$36	$99

Condensed Consolidating Statements of Earnings

For the Fiscal Year Ended March 2, 2002

$ in millions

	Best Buy Co., Inc.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$3	$17,410	$1,231	$(933)	$17,711

Cost of goods sold	1	13,834	693	(587)	13,941

Gross profit	2	3,576	538	(346)	3,770

Selling, general and administrative expenses	87	2,827	294	(346)	2,862

Operating (loss) income	(85)	749	244	—	908

Net interest income (expense)	79	(63)	2	—	18

Equity in earnings of subsidiaries	574	—	—	(574)	—

Earnings from continuing operations before income tax expense	568	686	246	(574)	926

Income tax (benefit) expense	(2)	263	95	—	356

Earnings from continuing operations	570	423	151	(574)	570

Earnings from discontinued operations, net of tax	—	—	—	—	—

Net earnings	$570	$423	$151	$(574)	$570

Condensed Consolidating Statements of Earnings

For the Fiscal Year Ended March 3, 2001

$ in millions

	Best Buy Co., Inc.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$394	$14,696	$325	$(226)	$15,189

Cost of goods sold	178	11,911	110	(22)	12,177

Gross profit	216	2,785	215	(204)	3,012

Selling, general and administrative expenses	41	2,427	137	(204)	2,401

Operating income	175	358	78	—	611

Net interest income (expense)	139	(117)	16	—	38

Equity in earnings of subsidiaries	202	—	—	(202)	—

Earnings from continuing operations before income tax expense	516	241	94	(202)	649

Income tax expense	120	92	36	—	248

Earnings from continuing operations	396	149	58	(202)	401

Loss from discontinued operations, net of tax	—	—	(5)	—	(5)

Net earnings	$396	$149	$53	$(202)	$396

Condensed Consolidating Statements of Cash Flows

For the Fiscal Year Ended March 1, 2003

$ in millions

	Best Buy Co., Inc.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total cash provided by (used in) operating activities from continuing operations	$256	$511	$(21)	$—	$746

Investing activities
Additions to property and equipment	(23)	(636)	(66)	—	(725)
Acquisition of business, net of cash acquired	—	(3)	—	—	(3)
Decrease in recoverable costs from developed properties	69	—	—	—	69
Total cash provided by (used in) investing activities from continuing operations	46	(639)	(66)	—	(659)

Financing activities
Net proceeds from issuance of long-term debt	—	18	—	—	18
Long-term debt payments	(11)	—	(2)	—	(13)
Issuance of common stock	40	—	—	—	40
Change in intercompany receivable/payable	(291)	118	173	—	—
Total cash (used in) provided by financing activities from continuing operations	(262)	136	171	—	45

Net cash used in discontinued operations	—	—	(79)	—	(79)
Increase in cash and cash equivalents	40	8	5	—	53
Cash and cash equivalents at beginning of year	1,823	29	9	—	1,861
Cash and cash equivalents at end of year	$1,863	$37	$14	$—	$1,914

Condensed Consolidating Statements of Cash Flows

For the Fiscal Year Ended March 2, 2002

$ in millions

	Best Buy Co., Inc.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total cash provided by operating activities from continuing operations	$665	$652	$226	$—	$1,543

Investing activities
Additions to property and equipment	(284)	(257)	(40)	—	(581)
Acquisition of business, net of cash acquired	—	—	(368)	—	(368)
Decrease in recoverable costs from developed properties	25	—	—	—	25
Total cash used in investing activities from continuing operations	(259)	(257)	(408)	—	(924)

Financing activities
Net proceeds from issuance of long-term debt	726	—	—	—	726
Long-term debt payments	(2)	(3)	—	—	(5)
Issuance of common stock	48	—	—	—	48
Change in intercompany receivable/payable	(71)	(390)	461	—	—
Total cash provided by (used in) financing activities from continuing operations	701	(393)	461	—	769

Net cash used in discontinued operations	—	—	(270)	—	(270)
Increase in cash and cash equivalents	1,107	2	9	—	1,118
Cash and cash equivalents at beginning of year	716	27	—	—	743
Cash and cash equivalents at end of year	$1,823	$29	$9	$—	$1,861

Condensed Consolidating Statements of Cash Flows

For the Fiscal Year Ended March 3, 2001

$ in millions

	Best Buy Co., Inc.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total cash provided by operating activities from continuing operations	$632	$194	$35	$—	$861

Investing activities
Additions to property and equipment	(143)	(491)	(23)	—	(657)
Acquisitions of businesses, net of cash acquired	—	—	(326)	—	(326)
Decrease in recoverable costs from developed properties	(31)	—	—	—	(31)
Increase in other assets	(16)	(1)	2	—	(15)
Investment in subsidiaries	(513)	—	—	513	—
Total cash used in investing activities from continuing operations	(703)	(492)	(347)	513	(1,029)

Financing activities
Long-term debt payments	(15)	—	(2)	—	(17)
Issuance of common stock	235	—	—	—	235
Investment by parent	—	—	513	(513)	—
Change in intercompany receivable/payable	(139)	280	(141)	—	—
Total cash provided by financing activities from continuing operations	81	280	370	(513)	218

Net cash used in discontinued operations	—	—	(58)	—	(58)
Increase (decrease) in cash and cash equivalents	10	(18)	—	—	(8)
Cash and cash equivalents at beginning of year	706	45	—	—	751
Cash and cash equivalents at end of year	$716	$27	$—	$—	$743

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

The information provided under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Nominees and Directors” on pages 6 through 10 of the Proxy Statement is incorporated herein by reference. The information provided under the caption “Section 16(a) Beneficial Ownership Reporting

Compliance” on page 23 of the Proxy Statement is incorporated herein by reference.

Item 11. Executive Compensation.

The information set forth under the caption “Executive Compensation” on pages 12 through 20 of the Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information provided under the caption “Security Ownership of Certain Beneficial Owners and Management” on pages 6 through 8 of the Proxy Statement is incorporated herein by reference.

The information set forth under the caption “Equity Compensation Plan Information” on page 20 of the Proxy Statement, regarding securities authorized for issuance under equity compensation plans, is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

The information provided under the captions “Nominees and Directors” and “Certain Transactions” on pages 9 through 11 of the Proxy Statement is incorporated herein by reference.

Item 14. Controls and Procedures.

a.               Evaluation of disclosure controls and procedures

The term “disclosure controls and procedures” is defined in Rules 13a-14(c) and 15d-14(c) of the Exchange Act. These Rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days before the filing of this report (“Evaluation Date”), and they have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

b.              Changes in internal controls

We maintain a system of internal accounting controls that is designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed. There have been no significant changes to our internal controls or in other factors that could significantly affect our internal controls subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation thereof.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)	The following documents are filed as part of this report:

	1.	Financial Statements:

All financial statements as set forth under Item 8 of this report.

	2.	Supplementary Financial Statement Schedules:

Schedule II - Valuation and Qualifying Accounts

Other schedules have not been included because they are not applicable or because the information is included elsewhere in this report.

3.                                       Exhibits:

Number	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation, as amended	(1,2,3,10)
3.2	Amended and Restated By-Laws, as amended	(2,4,5,6,14,16)
4.1	Credit Agreement with U.S. Bank National Association dated March 21, 2002, as amended	(1,16)
4.2	Offer Letter agreement between HSBC Bank Canada and Best Buy Canada Ltd. Magasins Best Buy Ltee, dated September 13, 2002	(1)
4.3	Indenture by and among Best Buy Co., Inc., the subsidiary guarantors named therein and Wells Fargo Bank Minnesota, National Association, dated June 27, 2001, as amended	(1,15)
4.4	Indenture by and among Best Buy Co., Inc., Best Buy Stores, L.P. and Wells Fargo Bank Minnesota, National Association, dated January 15, 2002, as amended and supplemented	(8)
10.1	1994 Full-Time Employee Non-Qualified Stock Option Plan, as amended	(11,17)
10.2	1997 Employee Non-Qualified Stock Option Plan, as amended	(1,9,17)
10.3	1997 Directors’ Non-Qualified Stock Option Plan, as amended	(12,17)
10.4	Best Buy Third Amended and Restated Deferred Compensation Plan, effective as of January 1, 2001, as amended	(1)
10.5	Resolutions of the Board of Directors adopting the EVA® Incentive Program for senior officers	(7)
10.6	Resolutions of the Compensation and Human Resources Committee of the Board of Directors adopting the Fiscal Year 2004 Short-term Incentive Plan for senior officers	(1)
10.7	2000 Restricted Stock Award Plan, as amended	(1)
10.8	The Assumed Musicland 1992 Stock Option Plan	(13)
10.9	The Assumed Musicland 1994 Stock Option Plan	(13)
10.10	The Assumed Musicland 1998 Stock Incentive Plan	(13)
12.1	Statements re: Computation of Ratios	(1)
13.1	2003 Annual Report to Shareholders	(1)
21.1	Subsidiaries of the Registrant	(1)
23.1	Consent of Ernst & Young LLP	(1)
99.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer	(1)
99.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer	(1)

(1)                                  Document is filed herewith.

(2)                                  Exhibit so marked was filed with the Securities and Exchange Commission (SEC) on May 24, 1995, as an exhibit to the Form 10-K of Best Buy Co., Inc., and is incorporated herein by reference and made a part hereof.

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

(5)                                  Exhibit so marked was filed with the SEC on Jan. 13, 1992, as an exhibit to the Form 10-Q of Best Buy Co., Inc., and is incorporated herein by reference and made a part hereof.

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

(8)                                  Exhibit so marked was filed with the SEC on February 28, 2002, as an exhibit to the Registration Statement on Form S-3 (Registration No. 333-83562) of Best Buy Co., Inc., and is incorporated herein by reference and made a part hereof.

(9)                                  Exhibit so marked was filed on August 20, 1998, as an exhibit to the Registration Statement on Form S-8 (Registration No. 333-61897) of Best Buy Co., Inc., and is incorporated herein by reference and made a part hereof.

(10)                            Exhibit so marked was filed with the SEC on October 10, 2000, as an exhibit to the Form 10-Q of Best Buy Co., Inc., and is incorporated herein by reference and made a part hereof.

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

(13)                            Exhibit so marked was filed with the SEC on February 23, 2001, as an exhibit to the Registration Statement on Form S-8 (Registration No. 333-56146) of Best Buy Co., Inc., and is incorporated herein by reference and made a part hereof.

(14)                            Exhibit so marked was filed with the SEC on June 1, 2001, as an exhibit to the Form 10-K of Best Buy Co., Inc., and is incorporated herein by reference and made a part hereof.

(15)                            Exhibit so marked was filed with the SEC on September 24, 2001, as an exhibit to the Registration Statement on Form S-3 (Registration No. 333-70060) of Best Buy Co., Inc., and is incorporated herein by reference and made a part hereof.

(16)                            Exhibit so marked was filed with the SEC on May 30, 2002, as an exhibit to the Form 10-K of Best Buy Co., Inc., and is incorporated herein by reference and made a part hereof.

(17)                            Exhibit so marked was filed with the SEC on July 12, 1999, as an exhibit to the Form 10-Q of Best Buy Co., Inc., and is incorporated herein by reference and made a part hereof.

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

(b)                                 Reports on Form 8-K:

(1)                                  Announcement that we expect to realign our Musicland business into our domestic Best Buy stores operations; the position of Musicland president has been eliminated; and Kevin Freeland, the former president of Musicland, has left the company, filed on January 10, 2003.

(2)                                  Filing of amended and restated cautionary statements for purposes of the “safe harbor” provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, filed on January 10, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEST BUY CO., INC.
(Registrant)
By:	/s/ Bradbury H. Anderson
Vice Chairman and Chief Executive Officer

Dated: May 29, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on May 29, 2003.

/s/ Bradbury H. Anderson	Vice Chairman and Chief Executive Officer (principal executive officer)
Bradbury H. Anderson

/s/ Darren R. Jackson	Executive Vice President — Finance and Chief Financial Officer (principal financial and accounting officer)
Darren R. Jackson

/s/ Richard M. Schulze	Chairman and Director
Richard M. Schulze

/s/ Robert T. Blanchard	Director
Robert T. Blanchard

Director
Jack W. Eugster

/s/ Kathy J. Higgins Victor	Director
Kathy J. Higgins Victor

/s/ Elliot S. Kaplan	Director
Elliot S. Kaplan

/s/ Allen U. Lenzmeier	Director
Allen U. Lenzmeier

/s/ Mark C. Thompson	Director
Mark C. Thompson

/s/ Frank D. Trestman	Director
Frank D. Trestman

/s/ Hatim A. Tyabji	Director
Hatim A. Tyabji

/s/ James C. Wetherbe	Director
James C. Wetherbe

CERTIFICATIONS

I, Bradbury H. Anderson, Vice Chairman and Chief Executive Officer of Best Buy Co., Inc., certify that:

1.	I have reviewed this annual report on Form 10-K of Best Buy Co., Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.

The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 29, 2003	/s/ Bradbury H. Anderson
Vice Chairman and Chief Executive Officer

CERTIFICATIONS

I, Darren R. Jackson, Executive Vice President — Finance and Chief Financial Officer of Best Buy Co., Inc., certify that:

1.	I have reviewed this annual report on Form 10-K of Best Buy Co., Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.

The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 29, 2003	/s/ Darren R. Jackson
Executive Vice President — Finance and Chief Financial Officer

Schedule II

Valuation and Qualifying Accounts

($ in millions)

	Balance at Beginning of Period	Charged to Expenses Or Other Accounts	Other*	Balance at End of period**
Fiscal Year Ended March 1, 2003

Allowance for doubtful accounts	$3	$10	$(3)	$10

Fiscal Year Ended March 2, 2002

Allowance for doubtful accounts	$1	$7	$(5)	$3

Fiscal Year Ended March 3, 2001

Allowance for doubtful accounts	$1	$5	$(5)	$1

* Includes bad debt write-offs and recoveries, as well as reserves associated with acquired companies.

** Includes Musicland balances of $1, $1, and $0 at March 1, 2003, March 2, 2002 and March 3, 2001, respectively.