Form 10-Q
period 2003-05-31
BEST BUY CO INC
filed 2003-07-15
CIK 764478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2003

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

(612) 291-1000
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

Yes   ☒  No   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes   ☒  No   ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes   ☐  No   ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, $.10 Par Value — 322,399,000 shares outstanding as of May 31, 2003.

BEST BUY CO., INC.

FORM 10-Q FOR THE QUARTER ENDED MAY 31, 2003

INDEX

Part I —	Financial Information

	Item 1.	Consolidated Financial Statements:

	a)	Consolidated condensed balance sheets as of May 31, 2003; March 1, 2003; and June 1, 2002

	b)	Consolidated statements of earnings for the three months ended May 31, 2003, and June 1, 2002

	c)	Consolidated statement of changes in shareholders’ equity for the three months ended May 31, 2003

	d)	Consolidated statements of cash flows for the three months ended May 31, 2003, and June 1, 2002

	e)	Notes to consolidated condensed financial statements

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk

	Item 4.	Controls and Procedures

Part II —	Other Information

	Item 6.	Exhibits and Reports on Form 8-K

Signatures

Certifications

PART I —                FINANCIAL INFORMATION

ITEM 1.                             CONSOLIDATED FINANCIAL STATEMENTS

BEST BUY CO., INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

ASSETS

($ in millions, except per share amounts)

	May 31, 2003	March 1, 2003	June 1, 2002
	(Unaudited)		(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$1,466	$1,914	$1,248
Receivables	302	312	215
Recoverable costs from developed properties	3	10	81
Merchandise inventories	2,368	2,077	2,145
Income taxes receivable	26	—	—
Other current assets	201	188	121
Current assets of discontinued operations	—	397	465
Total current assets	4,366	4,898	4,275

PROPERTY AND EQUIPMENT
Property and equipment	3,280	3,089	2,602
Less accumulated depreciation and amortization	1,119	1,027	842
Net property and equipment	2,161	2,062	1,760

GOODWILL, NET	465	429	418

INTANGIBLE ASSETS	37	33	—

OTHER ASSETS	123	115	86

NONCURRENT ASSETS OF DISCONTINUED OPERATIONS	—	157	245

TOTAL ASSETS	$7,152	$7,694	$6,784

NOTE:  The consolidated balance sheet as of March 1, 2003, has been condensed from the audited financial statements.

See Notes to Consolidated Condensed Financial Statements.

BEST BUY CO., INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

($ in millions, except per share amounts)

	May 31, 2003	March 1, 2003	June 1, 2002
	(Unaudited)		(Unaudited)
CURRENT LIABILITIES
Accounts payable	$2,357	$2,195	$2,174
Accrued compensation and related expenses	168	174	150
Accrued liabilities	745	760	564
Accrued income taxes	—	374	70
Current portion of long-term debt	6	1	7
Current liabilities of discontinued operations	—	320	407
Total current liabilities	3,276	3,824	3,372

LONG-TERM LIABILITIES	284	287	312

LONG-TERM DEBT	829	828	812

NONCURRENT LIABILITIES OF DISCONTINUED OPERATIONS	—	25	17

SHAREHOLDERS’ EQUITY
Preferred stock, $1.00 par value: Authorized — 400,000 shares; Issued and outstanding — none	—	—	—
Common stock, $.10 par value: Authorized — 1 billion shares; Issued and outstanding — 322,399,000, 321,966,000 and 321,378,000 shares, respectively	32	32	32
Additional paid-in capital	787	778	766
Retained earnings	1,868	1,893	1,462
Accumulated other comprehensive income	76	27	11
Total shareholders’ equity	2,763	2,730	2,271

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$7,152	$7,694	$6,784

NOTE: The consolidated balance sheet as of March 1, 2003, has been condensed from the audited financial statements.

See Notes to Consolidated Condensed Financial Statements.

BEST BUY CO., INC.

CONSOLIDATED STATEMENTS OF EARNINGS

($ in millions, except per share amounts)

(Unaudited)

	Three Months Ended
	May 31, 2003	June 1, 2002
Revenue	$4,668	$4,202
Cost of goods sold	3,483	3,122
Gross profit	1,185	1,080
Selling, general and administrative expenses	1,071	951
Operating income	114	129
Net interest (expense) income	(2)	1

Earnings from continuing operations before income tax expense	112	130
Income tax expense	43	51

Earnings from continuing operations	69	79
Loss from discontinued operations, net of $15 and $14 tax, respectively	(24)	(330)
Impairment loss on disposal of discontinued operations, net of $3 tax	(70)	—
Cumulative effect of change in accounting principle for goodwill, net of $24 tax	—	(40)
Cumulative effect of change in accounting principle for vendor allowances, net of $26 tax	—	(42)

Net loss	$(25)	$(333)

Basic earnings (loss) per share:
Continuing operations	$0.22	$0.25
Discontinued operations	(0.08)	(1.03)
Impairment loss on disposal of discontinued operations	(0.22)	—
Cumulative effect of accounting changes	—	(0.26)
Basic loss per share	$(0.08)	$(1.04)

Diluted earnings (loss) per share:
Continuing operations	$0.21	$0.24
Discontinued operations	(0.07)	(1.01)
Impairment loss on disposal of discontinued operations	(0.22)	—
Cumulative effect of accounting changes	—	(0.25)
Diluted loss per share	$(0.08)	$(1.02)

Basic weighted average common shares outstanding (in millions)	322.0	320.0

Diluted weighted average common shares outstanding (in millions)	325.2	326.3

See Notes to Consolidated Condensed Financial Statements.

BEST BUY CO., INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MAY 31, 2003

($ and shares in millions)

(Unaudited)

	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balances at March 1, 2003	322	$32	$778	$1,893	$27	$2,730

Net loss, three months ended May 31, 2003	—	—	—	(25)	—	(25)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	—	—	—	—	48	48
Other	—	—	—	—	1	1
Total comprehensive (loss) income	—	—	—	(25)	49	24

Stock options exercised	—	—	6	—	—	6

Tax benefit from stock options exercised	—	—	3	—	—	3
Balances at May 31, 2003	322	$32	$787	$1,868	$76	$2,763

See Notes to Consolidated Condensed Financial Statements.

BEST BUY CO., INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)

(Unaudited)

	Three Months Ended
	May 31, 2003	June 1, 2002
OPERATING ACTIVITIES
Net loss	$(25)	$(333)
Loss from discontinued operations, net of tax	24	330
Impairment loss on disposal of discontinued operations, net of tax	70	—
Cumulative effect of change in accounting principles, net of tax	—	82
Earnings from continuing operations	69	79
Adjustments to reconcile earnings from continuing operations to net cash used in operating activities:
Depreciation	98	74
Deferred income taxes	(7)	(2)
Other	—	8

Changes in operating assets and liabilities:
Receivables	12	7
Merchandise inventories	(274)	(335)
Other assets	(15)	(21)
Accounts payable	145	(33)
Other liabilities	(42)	(47)
Income taxes	(242)	(151)
Total cash used in operating activities from continuing operations	(256)	(421)

INVESTING ACTIVITIES
Additions to property and equipment	(155)	(170)
Other, net	7	(2)
Total cash used in investing activities from continuing operations	(148)	(172)

FINANCING ACTIVITIES
Long-term debt payments	—	(2)
Issuance of common stock	5	36
Total cash provided by financing activities from continuing operations	5	34

EFFECT OF EXCHANGE RATE CHANGES ON CASH	1	—
NET CASH USED IN DISCONTINUED OPERATIONS	(50)	(54)

DECREASE IN CASH AND CASH EQUIVALENTS	(448)	(613)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,914	1,861

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,466	$1,248

See Notes to Consolidated Condensed Financial Statements.

BEST BUY CO., INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.                         Basis of Presentation:

The accompanying unaudited consolidated condensed financial statements contain all adjustments necessary for a fair presentation. Adjustments were comprised of normal recurring adjustments, except as noted in the Notes to Consolidated Condensed Financial Statements. Our business is seasonal in nature and interim results are not necessarily indicative of results for a full year. These interim financial statements and the related notes should be read in conjunction with the financial statements and notes included in our Annual Report to Shareholders for the fiscal year ended March 1, 2003. The Annual Report to Shareholders is incorporated by reference into our Annual Report on Form 10-K for the fiscal year ended March 1, 2003. Certain prior-year amounts have been reclassified to conform to the current year presentation. These reclassifications had no impact on net earnings or total shareholders’ equity.

2.                         Discontinued Operations:

During the fourth quarter of fiscal 2003, we determined to sell our interest in The Musicland Group, Inc. (Musicland), a wholly owned, indirect subsidiary. In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, Musicland’s financial results are reported separately as discontinued operations for all periods presented.

On June 16, 2003, we announced the sale of our interest in Musicland to an affiliate of Sun Capital Partners Inc. The affiliate of Sun Capital Partners Inc. acquired all of Musicland’s liabilities, including approximately $500 million in lease obligations, in exchange for all of the capital stock of Musicland and paid no cash consideration. The transaction also included all of Musicland’s assets, other than the distribution center in Franklin, Indiana, and selected non-operating assets. In the first quarter of fiscal 2004, we recorded an estimated impairment loss (which was primarily non-cash) of $70 million, net of tax, related to the sale of Musicland. Final adjustments related to the sale, if any, are expected to be included in our fiscal 2004 second-quarter results.

The financial results of Musicland included in discontinued operations were as follows:

	Three Months Ended
	May 31, 2003(1)	June 1, 2002(2)
Revenue	$300	$384
Loss before income tax benefit	(39)	(23)
Loss before impairment charge and the cumulative effect of accounting changes, net of tax	(24)	(14)
Loss from discontinued operations, net of tax	(94)	(330)

(1)          We recorded an estimated $70 million after-tax impairment charge in the first quarter of fiscal 2004 related to the sale of Musicland. The impairment charge included estimated transaction fees, employee severance and other expenses associated with the sale. In conjunction with the disposition of Musicland, we have provided for a valuation allowance of $25 million against a previously recorded deferred tax asset because of the uncertainties regarding realization of the benefit.

(2)          Included in the first quarter of fiscal 2003 financial results was an after-tax, non-cash impairment charge of $308 million for the full write-off of goodwill related to our acquisition of Musicland and an after-tax, non-cash charge of $8 million for the change in our method of accounting for vendor allowances.

3.                         Net Interest (Expense) Income:

Net interest (expense) income was comprised of the following (in millions):

	Three Months Ended
	May 31, 2003	June 1, 2002
Interest expense	$(8)	$(7)
Capitalized interest	1	1
Interest income	5	6
Net interest (expense) income	(2)	—
Interest expense allocated to discontinued operations	—	(1)
Net interest (expense) income from continuing operations	$(2)	$1

We allocated interest expense to discontinued operations based upon debt that was attributable to Musicland’s operations.

4.                         Income Taxes:

Income taxes are provided on an interim basis based upon our estimate of the annual effective tax rate. Our effective income tax rate decreased to 38.3% in the first quarter of fiscal 2004, down from 38.7% in the first quarter of fiscal 2003, mainly due to a lower effective state income tax rate in the current year.

5.                         Earnings Per Share:

The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings per share from continuing operations (in millions, except per share amounts):

	Three Months Ended
	May 31, 2003	June 1, 2002
Numerator:
Earnings from continuing operations	$69	$79

Denominator:
Weighted average common shares outstanding	322.0	320.0
Effect of dilutive securities:
Employee stock options	3.2	6.3
Weighted average common shares outstanding assuming dilution	325.2	326.3

Basic earnings per share – continuing operations	$0.22	$0.25
Diluted earnings per share – continuing operations	$0.21	$0.24

Potentially dilutive shares of common stock include stock options, convertible debentures (assuming certain criteria are met) and other stock-based awards granted under stock-based compensation plans. The shares related to the convertible debentures were not included in our diluted earnings per share computation as the criteria for conversion of the debentures were not met.

6.                         Stock-Based Compensation:

In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 requires expanded and more prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method on reported results.

We have stock-based employee compensation plans comprised primarily of fixed stock option plans. We have not adopted a method of transition to the fair value-based method of accounting for stock-based employee compensation provided under SFAS No. 148, but continue to apply Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to

Employees, and related Interpretations in accounting for these plans. Accordingly, no compensation expense has been recognized for stock option plans as the exercise price equals the stock price on the date of grant. The table below illustrates the effect on net loss and loss per share as if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Three Months Ended
	May 31, 2003	June 1, 2002
Net loss, as reported	$(25)	$(333)
Add: Stock-based employee compensation expense included in reported net loss, net of tax	—	—
Deduct: Stock-based compensation expense determined under fair value method for all awards, net of tax	(22)	(21)
Net loss, pro forma	$(47)	$(354)

Loss per share:
Basic – as reported	$(0.08)	$(1.04)
Basic – pro forma	$(0.14)	$(1.11)
Diluted – as reported	$(0.08)	$(1.02)
Diluted – pro forma	$(0.14)	$(1.11)

7.                         Comprehensive Income (Loss):

Comprehensive income (loss) is net earnings (loss) plus certain other items that are recorded directly to shareholders’ equity. The only significant item currently applicable to us is foreign currency translation adjustments. Comprehensive income (loss) was $24 million for the three months ended May 31, 2003, and ($316) million for the three months ended June 1, 2002.

8.                         Segments:

Best Buy Co., Inc. is a specialty retailer of consumer electronics, home-office equipment, entertainment software and appliances. We operate two reportable segments: Domestic and International. The Domestic segment is comprised of U.S. Best Buy and Magnolia Hi-Fi operations. The International segment is comprised of Future Shop and Best Buy operations in Canada.

Revenue by reportable segment was as follows (in millions):

	Three Months Ended
	May 31, 2003	June 1, 2002
Domestic	$4,280	$3,899
International	388	303
Total revenue	$4,668	$4,202

Operating income (loss) by reportable segment and the reconciliation to earnings from continuing operations before income tax expense are as follows (in millions):

	Three Months Ended
	May 31, 2003	June 1, 2002
Domestic	$123	$135
International	(9)	(6)
Total operating income	114	129

Net interest (expense) income	(2)	1
Earnings from continuing operations before income tax expense	$112	$130

Assets by operating segment were as follows (in millions):

	May 31, 2003	March 1, 2003	June 1, 2002
Domestic	$6,151	$6,282	$5,327
International	1,001	858	747
Total assets	$7,152	$7,140	$6,074

Goodwill by operating segment was as follows (in millions):

	May 31, 2003	March 1, 2003	June 1, 2002
Domestic	$3	$3	$—
International	462	426	418
Goodwill, net	$465	$429	$418

Changes in the International segment’s goodwill balance since March 1, 2003, were the result of fluctuations in foreign currency exchange rates. Changes since June 1, 2002 were due to the finalization of the purchase price allocation for Future Shop and fluctuation in foreign currency exchange rates.

Intangible assets totaled $37 and $33 million at May 31, 2003, and March 1, 2003, respectively. The only significant identifiable intangible asset included in our balance sheet is an indefinite-lived intangible trade name related to Future Shop, which is included in the International segment. Based on our preliminary allocation of the purchase price related to the acquisition of Future Shop, there was no value assigned to the Future Shop trade name at June 1, 2002. Value was assigned to the Future Shop trade name in the third quarter of fiscal 2003 based on our decision to operate stores in Canada under both the Best Buy and Future Shop trade names.

9.                         Extended Service Contract Liabilities:

We adopted FASB Interpretation (FIN) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, in fiscal 2003. FIN No. 45 provides guidance on the recognition and disclosure of certain types of guarantees, including product warranties. We assumed a liability for certain extended service contracts when we acquired Future Shop in the third quarter of fiscal 2002. Subsequent to the acquisition, extended service contracts were sold on behalf of an unrelated third party, without recourse. An accrued liability was established for the acquired extended service contracts based on historical trends in product failure rates, and the expected material and labor costs necessary to provide the services. The remaining terms of these extended service contracts vary by product and generally extend up to four years. The estimated remaining liability for extended service contracts at May 31, 2003, is $26 million.

The following table reconciles the changes in our liability for extended service contracts for the three months ended May 31, 2003 (in millions):

Balance at March 1, 2003	$28
Service charges	(4)
Foreign currency exchange rate fluctuation	2
Balance at May 31, 2003	$26

10.                   Pending Accounting Standards:

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN No. 46), which requires the consolidation of variable interest entities. FIN No. 46 is applicable to financial statements issued by us beginning with the second quarter of fiscal 2004. However, disclosures are required if we expect to consolidate any variable interest entities. Our consolidated financial results will not be impacted by the consolidation of variable interest entities.

11.                   Condensed Consolidating Financial Information:

Our convertible debentures are guaranteed by certain of our wholly owned subsidiaries on an unsecured and subordinated basis. The aggregate principal amount at maturity of these convertible debentures is $894 million. The carrying value of the convertible debentures at May 31, 2003, was approximately $751 million. Additional information regarding the convertible debentures is included in note 4 of the Notes to Consolidated Financial Statements of our Annual Report to Shareholders for the fiscal year ended March 1, 2003.

On June 16, 2003, we announced the sale of our interest in Musicland. In the first quarter of fiscal 2004, we recorded an estimated impairment loss (which was primarily non-cash) of $70 million, net of tax, related to the sale of Musicland. In addition, approximately $236 million of Musicland’s intercompany indebtedness to Best Buy Co., Inc. was eliminated. Based on the elimination of intercompany indebtedness, we recorded a $236 million loss in Best Buy Co., Inc. and a $236 million gain in the Non-Guarantor Subsidiaries, which includes Musicland. The elimination of intercompany indebtedness had no impact on our first quarter of fiscal 2004 consolidated net loss, financial position or cash flows. Additional information regarding Musicland is included in note 2 of the Notes to Consolidated Condensed Financial Statements in this Quarterly Report on Form 10-Q.

Effective March 2, 2003, we revised our legal entity structure. This change resulted in including certain assets and liabilities, operating results and cash flows in the Non-Guarantor Subsidiaries column that in prior periods had been recorded in the Best Buy Co., Inc. or Guarantor Subsidiaries columns. The change had no impact on our first quarter of fiscal 2004 consolidated net loss, financial position or cash flows. Prior period financial statements have not been restated for this change.

We file a consolidated U.S. federal income tax return. Beginning with fiscal 2004, income taxes are allocated in accordance with our tax allocation agreement. U.S. affiliates receive no tax benefit for taxable losses, but are allocated taxes at our overall effective tax rate if they have taxable income.

The following tables present condensed consolidating balance sheets as of May 31, 2003, March 1, 2003, and June 1, 2002; and condensed consolidating statements of earnings and cash flows for the three months ended May 31, 2003 and June 1, 2002:

Condensed Consolidating Balance Sheets
As of May 31, 2003
(Unaudited)
$ in millions

	Best Buy Co., Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$1,392	$15	$59	$—	$1,466
Receivables	8	270	24	—	302
Recoverable costs from developed properties	—	3	—	—	3
Merchandise inventories	—	2,276	240	(148)	2,368
Income taxes receivable	76	4	—	(54)	26
Other current assets	55	50	96	—	201
Intercompany receivable	—	—	1,551	(1,551)	—
Intercompany note receivable	500	—	—	(500)	—
Total current assets	2,031	2,618	1,970	(2,253)	4,366

Net Property and Equipment	330	1,243	588	—	2,161

Goodwill, Net	—	3	462	—	465

Intangible Assets	—	—	37	—	37

Other Assets	26	82	63	(48)	123

Investments in Subsidiaries	1,591	—	—	(1,591)	—

Total Assets	$3,978	$3,946	$3,120	$(3,892)	$7,152

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$—	$—	$2,357	$—	$2,357
Accrued compensation and related expenses	3	75	90	—	168
Accrued liabilities	82	512	151	—	745
Accrued income taxes	—	—	54	(54)	—
Current portion of long-term debt	1	—	5	—	6
Intercompany payable	78	1,473	—	(1,551)	—
Intercompany note payable	—	500	—	(500)	—
Total current liabilities	164	2,560	2,657	(2,105)	3,276

Long-Term Liabilities	144	161	27	(48)	284

Long-Term Debt	759	60	10	—	829

Shareholders’ Equity	2,911	1,165	426	(1,739)	2,763

Total Liabilities and Shareholders’ Equity	$3,978	$3,946	$3,120	$(3,892)	$7,152

Condensed Consolidating Balance Sheets
As of March 1, 2003

$ in millions

	Best Buy Co., Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$1,863	$37	$14	$—	$1,914
Receivables	216	50	46	—	312
Recoverable costs from developed properties	10	—	—	—	10
Merchandise inventories	—	1,859	221	(3)	2,077
Other current assets	182	48	39	(81)	188
Current assets of discontinued operations	—	—	397	—	397
Intercompany receivable	1,617	—	—	(1,617)	—
Intercompany note receivable	500	—	—	(500)	—
Total current assets	4,388	1,994	717	(2,201)	4,898

Net Property and Equipment	498	1,390	174	—	2,062

Goodwill, Net	—	3	426	—	429

Intangible Assets	—	—	33	—	33

Other Assets	71	78	48	(82)	115

Noncurrent Assets of Discontinued Operations	—	—	157	—	157

Investments in Subsidiaries	1,055	—	—	(1,055)	—

Total Assets	$6,012	$3,465	$1,555	$(3,338)	$7,694

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$1,997	$—	$198	$—	$2,195
Accrued compensation and related expenses	80	75	19	—	174
Accrued liabilities	180	500	80	—	760
Accrued income taxes	—	274	181	(81)	374
Current portion of long-term debt	—	—	1	—	1
Current liabilities of discontinued operations	—	—	320	—	320
Intercompany payable	—	780	837	(1,617)	—
Intercompany note payable	—	500	—	(500)	—
Total current liabilities	2,257	2,129	1,636	(2,198)	3,824

Long-Term Liabilities	264	79	26	(82)	287

Long-Term Debt	758	59	11	—	828

Noncurrent Liabilities of Discontinued Operations	—	—	25	—	25

Shareholders’ Equity (Deficit)	2,733	1,198	(143)	(1,058)	2,730

Total Liabilities and Shareholders’ Equity	$6,012	$3,465	$1,555	$(3,338)	$7,694

Condensed Consolidating Balance Sheets
As of June 1, 2002
(Unaudited)
$ in millions

	Best Buy Co., Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$1,216	$27	$5	$—	$1,248
Receivables	198	2	15	—	215
Recoverable costs from developed properties	81	—	—	—	81
Merchandise inventories	—	1,956	189	—	2,145
Other current assets	727	6	4	(616)	121
Current assets of discontinued operations	—	—	465	—	465
Intercompany receivable	1,378	—	—	(1,378)	—
Intercompany note receivable	500	—	—	(500)	—
Total current assets	4,100	1,991	678	(2,494)	4,275

Net Property and Equipment	619	994	147	—	1,760

Goodwill, Net	—	—	418	—	418

Other Assets	62	10	46	(32)	86

Noncurrent Assets of Discontinued Operations	—	—	245	—	245

Investments in Subsidiaries	735	—	—	(735)	—

Total Assets	$5,516	$2,995	$1,534	$(3,261)	$6,784

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$1,989	$6	$179	$—	$2,174
Accrued compensation and related expenses	75	55	20	—	150
Accrued liabilities	173	335	56	—	564
Accrued income taxes	1	442	243	(616)	70
Current portion of long-term debt	2	—	5	—	7
Current liabilities of discontinued operations	—	—	407	—	407
Intercompany payable	—	703	675	(1,378)	—
Intercompany note payable	—	500	—	(500)	—
Total current liabilities	2,240	2,041	1,585	(2,494)	3,372

Long-Term Liabilities	243	78	23	(32)	312

Long-Term Debt	762	43	7	—	812

Noncurrent Liabilities of Discontinued Operations	—	—	17	—	17

Shareholders’ Equity (Deficit)	2,271	833	(98)	(735)	2,271

Total Liabilities and Shareholders’ Equity	$5,516	$2,995	$1,534	$(3,261)	$6,784

Condensed Consolidating Statements of Earnings
For the Three Months Ended May 31, 2003
(Unaudited)
$ in millions

	Best Buy Co., Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$4	$4,253	$4,171	$(3,760)	$4,668

Cost of goods sold	—	3,269	3,656	(3,442)	3,483

Gross profit	4	984	515	(318)	1,185

Selling, general and administrative expenses	6	952	286	(173)	1,071

Elimination of intercompany indebtedness	(236)	—	236	—	—

Operating (loss) income	(238)	32	465	(145)	114

Net interest income (expense)	2	(4)	—	—	(2)

Equity in earnings of subsidiaries	213	—	—	(213)	—

(Loss) earnings from continuing operations before income tax (benefit) expense	(23)	28	465	(358)	112

Income tax (benefit) expense	(154)	17	180	—	43

Earnings from continuing operations	131	11	285	(358)	69

Loss from discontinued operations, net of tax	—	—	(24)	—	(24)

Impairment loss on disposal of discontinued operations, net of tax	(11)	—	(59)	—	(70)

Net earnings (loss)	$120	$11	$202	$(358)	$(25)

Condensed Consolidating Statements of Earnings
For the Three Months Ended June 1, 2002
(Unaudited)
$ in millions

	Best Buy Co., Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$1	$4,006	$464	$(269)	$4,202

Cost of goods sold	—	3,010	304	(192)	3,122

Gross profit	1	996	160	(77)	1,080

Selling, general and administrative expenses	12	916	100	(77)	951

Operating (loss) income	(11)	80	60	—	129

Net interest income (expense)	6	(5)	—	—	1

Equity in loss of subsidiaries	(343)	—	—	343	—

(Loss) earnings from continuing operations before income tax (benefit) expense	(348)	75	60	343	130

Income tax (benefit) expense	(1)	29	23	—	51

(Loss) earnings from continuing operations	(347)	46	37	343	79

Earnings (loss) from discontinued operations, net of tax	14	—	(344)	—	(330)

Cumulative effect of change in accounting principle for goodwill, net of tax	—		(40)	—	(40)

Cumulative effect of change in accounting principle for vendor allowances, net of tax	—	(40)	(2)	—	(42)

Net (loss) earnings	$(333)	$6	$(349)	$343	$(333)

Condensed Consolidating Statements of Cash Flows
For the Three Months Ended May 31, 2003
(Unaudited)
$ in millions

	Best Buy Co., Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total cash (used in) provided by operating activities from continuing operations	$(119)	$(253)	$261	$(145)	$(256)

Investing activities
Additions to property and equipment	(32)	(49)	(74)	—	(155)
Other, net	—	7	—	—	7
Total cash used in investing activities from continuing operations	(32)	(42)	(74)	—	(148)

Financing activities
Issuance of common stock	5	—	—	—	5
Change in intercompany receivable/payable	(325)	273	(93)	145	—
Total cash provided by (used in) financing activities from continuing operations	(320)	273	(93)	145	5

Effect of exchange rate changes on cash	—	—	1	—	1
Net cash used in discontinued operations	—	—	(50)	—	(50)

(Decrease) increase in cash and cash equivalents	(471)	(22)	45	—	(448)
Cash and cash equivalents at beginning of period	1,863	37	14	—	1,914
Cash and cash equivalents at end of period	$1,392	$15	$59	$—	$1,466

Condensed Consolidating Statements of Cash Flows
For the Three Months Ended June 1, 2002
(Unaudited)
$ in millions

	Best Buy Co., Inc.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total cash (used in) provided by operating activities from continuing operations	$(513)	$33	$59	$—	$(421)

Investing activities
Additions to property and equipment	(75)	(80)	(15)	—	(170)
Other, net	(1)	—	(1)	—	(2)
Total cash used in investing activities from continuing operations	(76)	(80)	(16)	—	(172)

Financing activities
Long-term debt payments	—	—	(2)	—	(2)
Issuance of common stock	36	—	—	—	36
Change in intercompany receivable/payable	(54)	45	9	—	—
Total cash (used in) provided by financing activities from continuing operations	(18)	45	7	—	34

Net cash used in discontinued operations	—	—	(54)	—	(54)

Decrease in cash and cash equivalents	(607)	(2)	(4)	—	(613)
Cash and cash equivalents at beginning of period	1,823	29	9	—	1,861
Cash and cash equivalents at end of period	$1,216	$27	$5	$—	$1,248

BEST BUY CO., INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Best Buy Co., Inc. is a specialty retailer of consumer electronics, home-office equipment, entertainment software and appliances. We operate two reportable segments: Domestic and International. The Domestic segment is comprised of U.S. Best Buy and Magnolia Hi-Fi operations. The International segment is comprised of Future Shop and Best Buy operations in Canada. For additional information regarding segments, refer to note 8 of the Notes to Consolidated Condensed Financial Statements in this Quarterly Report on Form 10-Q.

During the fourth quarter of fiscal 2003, we determined to sell our interest in The Musicland Group, Inc. (Musicland), a wholly owned, indirect subsidiary. In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, Musicland’s financial results are reported separately as discontinued operations for all periods presented.

On June 16, 2003, we announced the sale of our interest in Musicland to an affiliate of Sun Capital Partners Inc. The affiliate of Sun Capital Partners Inc. acquired all of Musicland’s liabilities, including approximately $500 million in lease obligations, in exchange for all of the capital stock of Musicland and paid no cash consideration. The transaction also included all of Musicland’s assets, other than the distribution center in Franklin, Indiana, and selected non-operating assets. In the first quarter of fiscal 2004, we recorded an estimated impairment loss (which was primarily non-cash) of $70 million, net of tax, related to the sale of Musicland. Final adjustments related to the sale, if any, are expected to be included in our fiscal 2004 second-quarter results. In connection with the sale, Musicland will purchase transition support services from us for up to one year, until Musicland is able to develop long-term solutions. For additional information regarding discontinued operations, refer to note 2 of the Notes to Consolidated Condensed Financial Statements in this Quarterly Report on Form 10-Q.

Results of Operations

Unless otherwise noted, the following discussion relates only to results from continuing operations.

First-Quarter Summary

•                  Earnings from continuing operations were $69 million, or $0.21 per diluted share, compared with $79 million, or $0.24 per diluted share, for the first quarter of fiscal 2003. The decrease was primarily due to a more promotional environment, which resulted in a reduced gross profit rate, and an increase in selling, general and administrative (SG&A) expenses.

•                  Revenue increased 11% to $4.67 billion, compared with fiscal 2003 first quarter revenue of $4.20 billion, driven by the addition of 79 new stores in the past 12 months and a comparable store sales gain of 2.2%.

•                  The gross profit rate declined to 25.4% of revenue from 25.7% of revenue for the first quarter of fiscal 2003, primarily due to increased promotional activity, partially offset by a more profitable revenue mix.

•                  The SG&A rate increased to 22.9% of revenue, up from 22.6% of revenue for the first quarter of fiscal 2003. The change was driven by incremental depreciation costs related to investments to support strategic initiatives, one-time costs associated with moving into our new corporate headquarters, asset impairment charges related to information systems hardware and software, and the deleveraging impact of a modest comparable store sales gain as operating expenses increased at a faster rate than comparable store sales. These factors were partially offset by expense-saving initiatives launched in the second half of fiscal 2003.

•                  The net loss from continuing and discontinued operations was $25 million, or $0.08 per diluted share, compared with a net loss of $333 million, or $1.02 per diluted share, for the first quarter of fiscal 2003. The fiscal 2004 first quarter net loss included a loss from discontinued operations, before an estimated impairment loss related to the sale of Musicland, of $24 million, net of tax, and an estimated impairment loss of $70 million, net of tax, related to the sale of Musicland. The fiscal 2003 first quarter net loss included a loss from discontinued operations of $330 million. The fiscal 2003 first quarter net loss from continuing and discontinued operations included an after-tax, non-cash impairment charge of $348 million for the complete write-off of the goodwill associated with the acquisitions of Musicland and Magnolia Hi-Fi. The total goodwill write-off included $308 million related to Musicland, which was included in the loss from discontinued operations, and $40 million associated with Magnolia Hi-Fi. The fiscal 2003 first quarter net loss from continuing and discontinued operations also included an after-tax, non-cash charge of $50 million, resulting from our adoption of Emerging Issues Task Force Issue No. 02-16, Accounting by a Reseller for Cash Consideration Received from a Vendor. The $50 million non-cash charge related to our change in accounting for vendor allowances included $8 million related to Musicland, which was included in the loss from discontinued operations. Both the changes in accounting principles for goodwill and vendor allowances were recorded through a cumulative effect adjustment.

Consolidated

The following table presents unaudited selected consolidated financial data ($ in millions, except per share amounts):

	Three Months Ended
	May 31, 2003	June 1, 2002
Revenue	$4,668	$4,202
Comparable store sales % change(1)	2.2%	6.5%
Gross profit as a % of revenue	25.4%	25.7%
SG&A as a % of revenue	22.9%	22.6%
Operating income	$114	$129
Operating income as a % of revenue	2.4%	3.1%
Earnings from continuing operations	$69	$79
Loss from discontinued operations, net of tax(2)	(24)	(330)
Impairment loss on disposal of discontinued operations, net of tax(3)	(70)	—
Cumulative effect of change in accounting principles, net of tax(4)	—	(82)
Net loss	$(25)	$(333)
Diluted earnings per share – continuing operations	$0.21	$0.24
Diluted loss per share	$(0.08)	$(1.02)

Note:  All periods presented reflect the classification of Musicland’s financial results as discontinued operations.

(1) Comprised of revenue at stores and Internet sites operating for at least 14 full months, as well as remodeled and expanded locations. Relocated stores are excluded from the comparable store sales calculation until at least 14 full months after reopening. Acquired stores are included in the comparable store sales calculation beginning with the first full quarter following the first anniversary of the date of acquisition. The calculation of the comparable store sales percentage change excludes the impact of fluctuations in foreign currency exchange rates. The calculation of the comparable store sales percentage change also excludes Musicland revenue, which is included in discontinued operations.

(2) In the first quarter of fiscal 2003, we recorded an after-tax, non-cash impairment charge of $308 million for the full write-off of goodwill related to our acquisition of Musicland, resulting from the adoption of SFAS No. 142, Goodwill and Other Intangible Assets, effective on March 3, 2002. In addition, we recorded an after-tax, non-cash charge of $8 million for the change in our method of accounting for vendor allowances in accordance with the adoption of EITF 02-16.

(3) In the first quarter of fiscal 2004, we recorded an estimated impairment loss (which was primarily non-cash) of $70 million, net of tax, related to the sale of Musicland.

(4) In the first quarter of fiscal 2003, we recorded an after-tax, non-cash impairment charge of $40 million for the full write-off of goodwill related to our acquisition of Magnolia Hi-Fi, resulting from the adoption of SFAS No. 142, effective on March 3, 2002. Also effective on March 3, 2002, we changed our method of accounting for vendor allowances in accordance with the EITF 02-16, resulting in an after-tax, non-cash charge of $42 million.

Earnings from continuing operations were $69 million, or $0.21 per diluted share, for the first quarter of fiscal 2004, down from $79 million, or $0.24 per diluted share, for the first quarter of fiscal 2003. The decrease in earnings reflects a decline in the gross profit rate, primarily due to a more promotional environment, and an increase in the SG&A rate, partially offset by incremental gross profit dollars resulting from an 11% revenue increase.

Revenue for the first quarter of fiscal 2004 increased 11% to $4.67 billion, compared with $4.20 billion for the first quarter of the prior fiscal year. Approximately three-fourths of the revenue increase was due to the addition of 79 new stores in the past 12 months. The remainder of the revenue increase primarily resulted from the 2.2% comparable store sales gain. The comparable store sales gain was driven by increased customer traffic, both in our stores and on our Internet sites, as well as greater sales of digital products. Digital products accounted for 22% of the revenue mix in the first quarter of fiscal 2004, up from 19% for the same period one-year ago. Domestic and International segment revenue increased 10% and 28%, respectively, in the first quarter of fiscal 2004 compared with the prior year. Fiscal 2004 first-quarter revenue also benefited from the effect of changes in foreign currency translation rates.

Our gross profit rate declined to 25.4% of revenue for the first quarter of fiscal 2004, compared with 25.7% of revenue in the first quarter of the prior fiscal year. The gross profit rate decline was primarily due to a more promotional environment, which resulted in rate declines in both our Domestic and International segments. This decline was partially offset by a more profitable revenue mix, as digital products increased in the revenue mix for the first quarter of fiscal 2004.

The SG&A rate increased to 22.9% of revenue for the first quarter of fiscal 2004, compared with 22.6% of revenue in the first quarter of the prior fiscal year. The increase in the SG&A rate was primarily due to an increase in the Domestic segment SG&A rate, partially offset by a decline in the International segment SG&A rate. The Domestic segment SG&A rate increased primarily due to incremental depreciation costs associated with investments made in the past 12 months to support strategic initiatives, costs associated with our move to a new corporate campus, and asset impairment charges related to information systems hardware and software. The International segment SG&A rate decreased, primarily as a result of reduced use of outside consulting and professional services.

Segment Performance

Domestic

The following table presents unaudited selected financial data for the Domestic segment ($ in millions):

	Three Months Ended
	May 31, 2003	June 1, 2002
Revenue	$4,280	$3,899
Revenue as a % of total Company revenue	92%	93%
Comparable stores sales % change(1)	2.3%	6.5%
Gross profit as a % of revenue	25.5%	25.7%
SG&A as a % of revenue	22.6%	22.2%
Operating income	$123	$135
Operating income as a % of revenue	2.9%	3.5%

(1) Comprised of revenue at stores and Internet sites operating for at least 14 full months, as well as remodeled and expanded locations. Relocated stores are excluded from the comparable store sales calculation until at least 14 full months after reopening. The calculation of the comparable store sales percentage change excludes Musicland revenue, which is included in discontinued operations.

The following table presents the first quarter Domestic comparable store sales percent change for the past two fiscal years:

	Three Months Ended
	May 31, 2003	June 1, 2002
U.S. Best Buy stores	2.4%	6.6%
Magnolia Hi-Fi stores	(0.4)%	(10.5)%
Total	2.3%	6.5%

The following table reconciles Domestic stores open at the beginning and end of the first quarter of fiscal 2004:

	Total Stores at Beginning of First Quarter Fiscal 2004	Stores Opened	Stores Closed	Total Stores at End of First Quarter Fiscal 2004
U.S. Best Buy stores	548	4	—	552
Magnolia Hi-Fi stores	19	—	—	19
Total	567	4	—	571

Note: In the first quarter of fiscal 2004, one U.S. Best Buy store was relocated and no stores were remodeled or expanded. Magnolia Hi-Fi did not relocate, remodel or expand any stores in the first quarter of fiscal 2004.

The following table reconciles Domestic stores open at the beginning and end of the first quarter of fiscal 2003:

	Total Stores at Beginning of First Quarter Fiscal 2003	Stores Opened	Stores Closed	Total Stores at End of First Quarter Fiscal 2003
U.S. Best Buy stores	481	12	—	493
Magnolia Hi-Fi stores	13	3	—	16
Total	494	15	—	509

Note: In the first quarter of fiscal 2003, three U.S. Best Buy stores were relocated and one store was remodeled or expanded. Magnolia Hi-Fi did not relocate, remodel or expand any stores in the first quarter of fiscal 2003.

In the first quarter of fiscal 2004, Domestic operating income declined to $123 million, or 2.9% of revenue, compared with $135 million, or 3.5% of revenue, for the first quarter of the prior fiscal year. The decrease in Domestic operating income reflected the more promotional environment that resulted in a decline in the gross profit rate, and an increase in SG&A.

Domestic revenue was $4.28 billion in the first quarter, a 10% increase compared with the first quarter of fiscal 2003 revenue of $3.90 billion. Approximately three-fourths of the revenue increase was due to the addition of 59 new U.S. Best Buy stores and three Magnolia Hi-Fi stores in the past 12 months. The remainder of the revenue increase resulted from the 2.3% comparable store sales gain. The comparable store sales gain was driven by increased customer traffic, both in our stores and on our BestBuy.com Internet site. By major product category, consumer electronics, driven by digital product sales, and home office generated the largest comparable sales gains, while sales in the appliance category remained soft. The fastest-growing product categories were digital televisions, digital cameras, digital camcorders, notebook computers and computer peripherals. These gains were offset in part by declining sales of desktop computers and audio products.

The Domestic gross profit rate in the first quarter of fiscal 2004 decreased to 25.5% of revenue, compared with 25.7% of revenue for the same period in fiscal 2003. The decrease was primarily due to a more promotional environment as additional rebate and financing offers were made available to our customers in order to drive sales. The decrease in the gross profit rate was partially offset by a more profitable revenue mix, primarily due to increased sales of higher-margin digital products.

The Domestic SG&A rate was 22.6% of revenue in the first quarter of fiscal 2004, compared with 22.2% of revenue for the same period last fiscal year. The increase in the SG&A rate was primarily due to incremental depreciation costs associated with investments made in the past 12 months to support strategic initiatives, costs associated with our move to a new corporate campus, and asset impairment charges related to information systems hardware and software. In addition, the SG&A rate was impacted by the deleveraging impact of the modest comparable store sales gain. These factors were partially offset by expense-saving initiatives launched in the second half of fiscal 2003. These expense-saving initiatives included, among other things, reductions in field staff and discretionary advertising expenditures.

International

The following table presents unaudited selected financial data for the International segment ($ in millions):

	Three Months Ended
	May 31, 2003	June 1, 2002
Revenue	$388	$303
Revenue as a % of total Company revenue	8%	7%
Comparable stores sales % change(1)	0.0%	9.6%
Gross profit as a % of revenue	24.5%	25.7%
SG&A as a % of revenue	26.7%	27.6%
Operating loss	$(9)	$(6)
Operating loss as a % of revenue	(2.2)%	(1.9)%

(1) Comprised of revenue at stores and Internet sites operating for at least 14 full months, as well as remodeled and expanded locations. Relocated stores are excluded from the comparable store sales calculation until at least 14 full months after reopening. Acquired stores are included in the comparable store sales calculation beginning with the first full quarter following the first anniversary of the date of acquisition. The calculation of the comparable store sales percentage change excludes the impact of fluctuations in foreign currency exchange rates.

The following table reconciles International stores open at the beginning and end of the first quarter of fiscal 2004:

	Total Stores at Beginning of First Quarter Fiscal 2004	Stores Opened	Stores Closed	Total Stores at End of First Quarter Fiscal 2004
Future Shop stores	104	—	—	104
Canadian Best Buy stores	8	2	—	10
Total	112	2	—	114

Note: The International segment did not relocate, remodel or expand any stores in the first quarter of fiscal 2004.

The following table reconciles International stores open at the beginning and end of the first quarter of fiscal 2003:

	Total Stores at Beginning of First Quarter Fiscal 2003	Stores Opened	Stores Closed	Total Stores at End of First Quarter Fiscal 2003
Future Shop stores	95	2	—	97
Canadian Best Buy stores	—	—	—	—
Total	95	2	—	97

Note: The International segment did not relocate, remodel or expand any stores in the first quarter of fiscal 2003.

The International segment incurred a first-quarter operating loss of $9 million in fiscal 2004, compared with a first-quarter operating loss of $6 million in fiscal 2003. The impact of revenue gains and a reduction in the SG&A rate was more than offset by a lower gross profit rate. The International segment generally incurs losses in the first fiscal quarter and derives a high proportion of its annual earnings in the fourth fiscal quarter.

International revenue increased 28% in the first quarter of fiscal 2004 to $388 million, compared with $303 million for the first quarter of fiscal 2003. Approximately two-thirds of the revenue increase was due to the addition of seven new Future Shop stores and 10 new Canadian Best Buy stores in the past 12 months. The remainder of the revenue increase was due to the effect of changes in foreign currency exchange rates. Comparable store sales in the International segment for the first quarter of fiscal 2004 were flat compared with the first quarter of fiscal 2003 as strength in sales of digital televisions, digital cameras and entertainment software were offset by weakness in the home office category. Comparable store sales also benefited from revenue gains at the FutureShop.ca Internet site, driven by free shipping offers.

The International gross profit rate was 24.5% of revenue in the first quarter of fiscal 2004, down from 25.7% of revenue in the first quarter of fiscal 2003. The decline was primarily due to a continued promotional environment, with increased use of customer financing offers at a higher discount rate than last year. In reaction to the opening of Best Buy stores in Canada, our International segment competitors increased their promotional offerings, resulting in additional pressure on our gross profit rate.

The International SG&A rate declined to 26.7% of revenue in the first quarter of fiscal 2004, compared to 27.6% in the first quarter of fiscal 2003. The SG&A rate decline was primarily a result of decreased use of outside consulting and professional services, coupled with initiatives to improve efficiency. In addition, the International segment realized expense leverage as a result of the 28% revenue increase.

Discontinued Operations

The following table presents unaudited selected financial data for Discontinued Operations ($ in millions):

	Three Months Ended
	May 31, 2003	June 1, 2002
Revenue	$300	$384
Operating loss	(39)	(22)
Interest expense	—	(1)
Loss before income tax benefit	(39)	(23)
Income tax benefit	15	9
Loss before impairment charge and the cumulative effect of accounting changes, net of tax	(24)	(14)
Impairment loss on disposal of discontinued operations, net of tax(1)	(70)	—
Cumulative effect of changes in accounting principles, net of tax(2)	—	(316)
Loss from discontinued operations, net of tax	$(94)	$(330)

(1) In the first quarter of fiscal 2004, we recorded an estimated impairment loss (which was primarily non-cash) of $70 million, net of tax, related to the sale of Musicland.

(2) In the first quarter of fiscal 2003, we recorded an after-tax, non-cash impairment charge of $308 million for the full write-off of goodwill related to our acquisition of Musicland, resulting from the adoption of SFAS No. 142, effective on March 3, 2002. In addition, we recorded an after-tax, non-cash charge of $8 million for the change in our method of accounting for vendor allowances in accordance with EITF 02-16.

The loss from discontinued operations for the first quarter of fiscal 2004, before the estimated impairment loss, was $24 million, net of tax, compared to $14 million, net of tax, before cumulative effect adjustments related to changes in accounting principles, for the same period one year ago. The increased loss from discontinued operations was primarily due to a revenue decrease of 22%, including a comparable store sales decline of 15.6%, a decrease in the gross profit rate and an increase in the SG&A rate. The fiscal 2004 first quarter loss from discontinued operations also included an estimated impairment loss of $70 million based on the sale of our interest in Musicland. See the Overview section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information regarding the sale of our interest in Musicland. The fiscal 2003 first quarter loss from discontinued operations also included an after-tax, non-cash goodwill impairment charge of $308 million, as well as an after-tax, non-cash charge of $8 million for the change in our method of accounting for vendor allowances.

Consolidated

Net Interest Expense (Income)

Net interest expense was $2 million in the first quarter of fiscal 2004, compared with net interest income of $1 million in the first quarter of fiscal 2003. The $3 million change in net interest was primarily due to lower yields on cash investments.

Effective Income Tax Rate

Our effective income tax rate decreased to 38.3% in the first quarter of fiscal 2004, down from 38.7% in the first quarter of fiscal 2003, mainly due to a lower effective state income tax rate in the current year.

Liquidity and Capital Resources

Summary

At the end of the first quarter, our financial condition remained strong. Cash and cash equivalents totaled $1.5 billion, compared to $1.9 billion at the end of fiscal 2003 and $1.2 billion at the end of last year’s first fiscal quarter. Our current ratio, calculated as current assets divided by current liabilities, was 1.33 compared with 1.28 at the end of fiscal 2003 and 1.27 one year ago. Our long-term debt-to-capitalization ratio was 23% at the end of the first quarter of fiscal 2004, consistent with the ratio at the end of fiscal 2003 and down from 26% at the end of the first quarter of fiscal 2003.

Cash Flows

Cash used in operating activities during the first quarter of fiscal 2004 totaled $256 million compared with $421 million for the same period last year. The improvement is primarily due to a decrease in cash used by changes in operating assets and liabilities, partially offset by a decrease in earnings from continuing operations. Earnings from continuing operations were $69 million for the first quarter of fiscal 2004, down from $79 million for the first quarter of fiscal 2003. Inventory levels increased primarily due to the addition of new stores. The decrease in accrued income taxes was primarily due to the timing of estimated income tax payments. The increase in accounts payable was primarily due to the increase in inventory, however, the timing of vendor payments also impacted accounts payable.

Cash used in investing activities was $148 million, compared with $172 million in the first quarter of the prior fiscal year. The change was primarily due to reduced capital spending in the first quarter of fiscal 2004 as a result of completing construction of our new corporate campus in April 2003. Construction on the new corporate campus began in fiscal 2002.

Cash provided by financing activities was $5 million for the first quarter of fiscal 2004, compared with $34 million for the same period in the prior fiscal year. The change is primarily due to proceeds from the exercise of stock options, which totaled $5 million in the first quarter of fiscal 2004, compared to $36 million in the first quarter last year.

Sources of Liquidity

Funds generated by operations and existing cash and cash equivalents continue to be our most significant sources of liquidity. Based on current levels of operations, we believe funds generated from the expected results of continuing operations and available cash and cash equivalents will be sufficient to finance anticipated expansion plans and strategic initiatives for fiscal 2004. In addition, our revolving credit facilities are available for additional working capital needs and investment opportunities. There can be no assurance, however, that we will continue to generate cash flow at or above current levels or that we will be able to maintain our ability to borrow under the revolving credit facilities. Our liquidity is not dependent on the use of off-balance sheet financing arrangements other than in connection with our operating leases.

Pursuant to the terms of the Musicland sale agreement, an affiliate of Sun Capital Partners Inc. acquired all of Musicland’s liabilities, including approximately $500 million in lease obligations. Other than the aforementioned assumption of lease obligations by the buyer of Musicland, there has been no significant change in our contractual obligations since the end of fiscal 2003.

We have a $200 million unsecured revolving credit facility scheduled to mature in March 2005. In addition, we have a $37 million unsecured credit facility related to International operations scheduled to mature in September 2003. Our current plans are to renew the $37 million unsecured credit facility during fiscal 2004. We also have a $200 million inventory financing line. Borrowings under this line are collateralized by a security interest in certain merchandise inventories approximating the outstanding borrowings.

Our credit ratings are as follows:

Rating Agency	Rating	Outlook
Fitch	BBB	Stable
Moody’s	Baa3	Stable
Standard & Poor’s(1)	BBB-	Stable

(1) Standard & Poor’s Ratings Services revised its outlook to stable from negative on June 19, 2003. The revised outlook recently issued by Standard & Poor’s Ratings Services reflects our divestiture of Musicland, no expected significant acquisition activity over the next 12 months, and positive comparable store sales trends despite the weakened U.S. economy.

Factors that can impact our future credit ratings include changes in our operating performance, the economic environment, conditions in the retail and consumer electronics industries, our financial position and changes in our business strategy. We do not currently foresee any reasonable circumstances under which our credit ratings would be significantly downgraded. If a downgrade were to occur, it could adversely impact, among other things, our future borrowing costs, access to capital markets, vendor financing terms and future new store operating lease costs. In addition, the conversion rights of the holders of our convertible debentures could be accelerated if our credit ratings were to be downgraded.

See our Annual Report on Form 10-K for the year ended March 1, 2003, for additional information regarding our sources of liquidity.

Debt and Capital

See our Annual Report on Form 10-K for the year ended March 1, 2003, for additional information regarding our debt and capital. The amount of debt outstanding as of May 31, 2003, was essentially unchanged from the end of fiscal 2003.

Significant Accounting Policies and Estimates

Our significant accounting policies are described in note 1 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended March 1, 2003. A discussion of our critical accounting policies, and the related estimates, are included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended March 1, 2003. There were no significant changes in our accounting policies or estimates since our fiscal year ended March 1, 2003.

Outlook for Fiscal 2004

The following section should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended March 1, 2003.

We expect our fiscal 2004 annual operating performance to be in line with earlier guidance outlined in our Annual Report on Form 10-K for the fiscal year ended March 1, 2003, with earnings from continuing operations of $2.17 to $2.22 per diluted share. Our expectations are based on anticipated revenue growth of 11% to 13% for the fiscal year, a modest improvement in our gross profit rate and a SG&A rate essentially even with the SG&A rate for fiscal 2003.

Looking forward to the second quarter, we are projecting earnings from continuing operations of $0.27 to $0.32 per diluted share, compared with $0.24 per diluted share in the second quarter of fiscal 2003. An anticipated mid-teens revenue percent increase, as a result of new stores added in the last 12 months and a mid-single digits comparable store sales gain, is expected to drive the earnings increase. In light of recent trends, we expect comparable store sales changes in the mid-single digits and flat for the Domestic and International segments, respectively. In addition, we believe the relaunching of our BestBuy.com Internet site will contribute to our revenue increase.

We anticipate that our gross profit rate will remain relatively flat in the second quarter of fiscal 2004, as compared to the gross profit rate for the second quarter of fiscal 2003. We believe promotional activity will remain relatively consistent with that of the first quarter of fiscal 2004, but will be offset by continued strength in sales of higher-margin digital products. We expect the Domestic gross profit rate in the second quarter of fiscal 2004 will be in line with the rate in the second quarter of fiscal 2003, while we expect the International gross profit rate to decline slightly due to increased competitive pressures in reaction to the opening of additional Best Buy stores in Canada and increased use of higher-cost customer financing offers to drive sales. The SG&A rate is expected to improve in both the Domestic and International segments in the second quarter, compared with that for the second quarter of the prior fiscal year, with the consolidated SG&A rate estimated to decline approximately 20 basis points. We anticipate the improvement in the SG&A rate will be driven by the realization of additional cost savings from efficiency initiatives, partially offset by investments in new strategic initiatives. We expect interest expense in the second quarter of fiscal 2004 of approximately $2 million, consistent with the first quarter. We also expect the effective tax rate in the second quarter of fiscal 2004 will remain consistent with the effective tax rate in the first quarter of fiscal 2004.

Capital expenditures in fiscal 2004 are expected to be approximately $700 million, in line with earlier guidance outlined in our Annual Report on Form 10-K for the fiscal year ended March 1, 2003.

Safe Harbor Statement Under the Private Securities Litigation Reform Act

Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, provide a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their companies. With the exception of historical information, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements and may be identified by the use of words such as “believe,” “expect,” “anticipate,” “plan,” “estimate,” “intend” and “potential.” Such statements reflect our current view with respect to future events and are subject to certain risks, uncertainties and assumptions. A variety of factors could cause our actual results to differ materially from the anticipated results expressed in such forward-looking statements, including, among other things, general economic conditions, acquisitions and development of new businesses, product availability, sales volumes, profit margins, weather, foreign currency fluctuation, availability of suitable real estate locations, and the impact of labor markets and new product introductions on our overall profitability. Readers should review our Current Report on Form 8-K filed with the Securities and Exchange Commission (the SEC) on January 10, 2003, that describes additional important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements made in this Quarterly Report on Form 10-Q.

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

We have market risk arising from changes in foreign currency exchange rates as a result of our expansion into Canada. At this time, we do not manage the risk through the use of derivative instruments. A 10% adverse change in the foreign currency exchange rate would not have a significant impact on our results of operations or financial position.

ITEM 4. CONTROLS AND PROCEDURES

a.               Evaluation of disclosure controls and procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 ("the Exchange Act"). These Rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days before the filing of this report (“Evaluation Date”), and they have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

b.              Changes in internal controls

We maintain a system of internal accounting controls that is designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed. There have been no significant changes to our internal controls or in other factors that could significantly affect our internal controls subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation, thereof.

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

(1)         Announcement of: (I) our revenue for the fourth quarter and fiscal year ended March 1, 2003; (II) a fiscal 2003 fourth quarter non-cash impairment charge related to our Musicland subsidiary and certain corporate facilities; (III) the completion of our annual goodwill impairment testing for our Future Shop operations; (IV) the execution of a new agreement with Microsoft; and (V) our updated earnings outlook for the fourth quarter and fiscal year ended March 1, 2003, filed on March 7, 2003.

(2)         Announcement that: (I) we were actively marketing our interest in our Musicland subsidiary; (II) Connie Fuhrman was promoted to President of our Musicland subsidiary; (III) Musicland’s operating results will be reported separately as discontinued operations in our fiscal 2003 consolidated financial statements; and (IV) we adopted new accounting guidance for vendor allowances (EITF No. 02-16) resulting in a one-time, non-cash, after-tax charge of $42 million, which was classified as a “cumulative effect of a change in accounting principle,” filed on April 3, 2003.

(3)         A filing pursuant to Item 12 of Form 8-K, “Disclosure of Results of Operations and Financial Condition,” furnishing:  (I) the press release issued April 1, 2003 relating to fourth quarter earnings; (II) revised consolidated condensed balance sheets; and (III) the transcript of a conference call held April 1, 2003, with analysts, institutional investors and news media, filed on April 7, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEST BUY CO., INC.
(Registrant)

Date: July 14, 2003	By:	/s/ Darren R. Jackson
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

5.               The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 14, 2003
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

5.               The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 14, 2003
/s/ Darren R. Jackson
Darren R. Jackson
Executive Vice President — Finance and Chief Financial Officer