Form 10-Q
period 2003-08-30
BEST BUY CO INC
filed 2003-10-06
CIK 764478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 30, 2003

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, $.10 Par Value — 323,627,000 shares outstanding as of August 30, 2003.

BEST BUY CO., INC.

FORM 10-Q FOR THE QUARTER ENDED AUGUST 30, 2003

PART I —                FINANCIAL INFORMATION

ITEM 1.                             CONSOLIDATED FINANCIAL STATEMENTS

BEST BUY CO., INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

ASSETS

($ in millions, except per share amounts)

	August 30, 2003	March 1, 2003	August 31, 2002
	(Unaudited)		(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$1,734	$1,914	$1,114
Receivables	302	312	235
Recoverable costs from developed properties	4	10	58
Merchandise inventories	2,641	2,077	2,133
Other current assets	205	188	125
Current assets of discontinued operations	—	397	459
Total current assets	4,886	4,898	4,124

PROPERTY AND EQUIPMENT
Property and equipment	3,417	3,089	2,824
Less accumulated depreciation and amortization	1,188	1,027	907
Net property and equipment	2,229	2,062	1,917

GOODWILL, NET	459	429	410

INTANGIBLE ASSETS	36	33	—

OTHER ASSETS	120	115	92

NONCURRENT ASSETS OF DISCONTINUED OPERATIONS	—	157	261

TOTAL ASSETS	$7,730	$7,694	$6,804

NOTE:  The consolidated balance sheet as of March 1, 2003, has been condensed from the audited financial statements.

See Notes to Consolidated Condensed Financial Statements.

BEST BUY CO., INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

($ in millions, except per share amounts)

	August 30, 2003	March 1, 2003	August 31, 2002
	(Unaudited)		(Unaudited)
CURRENT LIABILITIES
Accounts payable	$2,590	$2,195	$2,081
Accrued compensation and related expenses	173	174	155
Accrued liabilities	855	760	614
Accrued income taxes	43	374	96
Current portion of long-term debt	14	1	6
Current liabilities of discontinued operations	—	320	391
Total current liabilities	3,675	3,824	3,343

LONG-TERM LIABILITIES	281	287	296

LONG-TERM DEBT	840	828	821

NONCURRENT LIABILITIES OF DISCONTINUED OPERATIONS	—	25	18

SHAREHOLDERS’ EQUITY
Preferred stock, $1.00 par value: Authorized — 400,000 shares; Issued and outstanding — none	—	—	—
Common stock, $.10 par value: Authorized — 1 billion shares; Issued and outstanding — 323,627,000, 321,966,000 and 321,579,000 shares, respectively	32	32	32
Additional paid-in capital	828	778	771
Retained earnings	2,007	1,893	1,523
Accumulated other comprehensive income	67	27	—
Total shareholders’ equity	2,934	2,730	2,326

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$7,730	$7,694	$6,804

NOTE: The consolidated balance sheet as of March 1, 2003, has been condensed from the audited financial statements.

See Notes to Consolidated Condensed Financial Statements.

BEST BUY CO., INC.

CONSOLIDATED STATEMENTS OF EARNINGS

($ in millions, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	August 30, 2003	August 31, 2002	August 30, 2003	August 31, 2002
Revenue	$5,396	$4,624	$10,064	$8,826
Cost of goods sold	4,024	3,471	7,507	6,593
Gross profit	1,372	1,153	2,557	2,233
Selling, general and administrative expenses	1,143	1,024	2,214	1,975
Operating income	229	129	343	258
Net interest expense	3	2	5	1

Earnings from continuing operations before income tax expense	226	127	338	257
Income tax expense	86	48	129	99

Earnings from continuing operations	140	79	209	158
Loss from discontinued operations, net of tax	(5)	(17)	(29)	(347)
Gain (loss) on disposal of discontinued operations, net of tax	4	—	(66)	—
Cumulative effect of change in accounting principle for goodwill, net of $24 tax	—	—	—	(40)
Cumulative effect of change in accounting principle for vendor allowances, net of $26 tax	—	—	—	(42)

Net earnings (loss)	$139	$62	$114	$(271)

Basic earnings (loss) per share:
Continuing operations	$0.43	$0.24	$0.65	$0.49
Discontinued operations	(0.01)	(0.05)	(0.09)	(1.08)
Gain (loss) on disposal of discontinued operations	0.01	—	(0.20)	—
Cumulative effect of accounting changes	—	—	—	(0.25)
Basic earnings (loss) per share	$0.43	$0.19	$0.35	$(0.85)

Diluted earnings (loss) per share:
Continuing operations	$0.42	$0.24	$0.64	$0.48
Discontinued operations	(0.01)	(0.05)	(0.09)	(1.07)
Gain (loss) on disposal of discontinued operations	0.01	—	(0.20)	—
Cumulative effect of accounting changes	—	—	—	(0.25)
Diluted earnings (loss) per share	$0.42	$0.19	$0.35	$(0.83)

Basic weighted average common shares outstanding (in millions)	322.9	321.3	322.4	320.7

Diluted weighted average common shares outstanding (in millions)	327.8	324.5	326.5	325.4

See Notes to Consolidated Condensed Financial Statements.

BEST BUY CO., INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED AUGUST 30, 2003

($ and shares in millions)

(Unaudited)

	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balances at March 1, 2003	322	$32	$778	$1,893	$27	$2,730

Net earnings, six months ended August 30, 2003	—	—	—	114	—	114
Other comprehensive income, net of tax:
Foreign currency translation adjustments	—	—	—	—	37	37
Other	—	—	—	—	3	3
Total comprehensive income	—	—	—	114	40	154

Stock options exercised	2	—	37	—	—	37

Tax benefit from stock options exercised	—	—	13	—	—	13
Balances at August 30, 2003	324	$32	$828	$2,007	$67	$2,934

See Notes to Consolidated Condensed Financial Statements.

BEST BUY CO., INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)

(Unaudited)

	Six Months Ended
	August 30, 2003	August 31, 2002
OPERATING ACTIVITIES
Net earnings (loss)	$114	$(271)
Loss from discontinued operations, net of tax	29	347
Loss on disposal of discontinued operations, net of tax	66	—
Cumulative effect of change in accounting principles, net of tax	—	82
Earnings from continuing operations	209	158
Adjustments to reconcile earnings from continuing operations to net cash provided by (used in) operating activities from continuing operations:
Depreciation	190	146
Deferred income taxes	(9)	(9)
Other	6	10

Changes in operating assets and liabilities:
Receivables	12	(14)
Merchandise inventories	(549)	(322)
Other assets	(17)	(21)
Accounts payable	380	(125)
Other liabilities	74	(4)
Income taxes	(165)	(114)
Total net cash provided by (used in) operating activities from continuing operations	131	(295)

INVESTING ACTIVITIES
Additions to property and equipment	(292)	(403)
Decrease in recoverable costs from developed properties	6	21
Total cash used in investing activities from continuing operations	(286)	(382)

FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	—	10
Long-term debt payments	(8)	(4)
Issuance of common stock	36	36
Total cash provided by financing activities from continuing operations	28	42

NET CASH USED IN DISCONTINUED OPERATIONS	(53)	(112)

DECREASE IN CASH AND CASH EQUIVALENTS	(180)	(747)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,914	1,861

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,734	$1,114

NON-CASH TRANSACTION:

During the second quarter of fiscal 2004 we purchased $26 million of point-of-sale equipment which was financed pursuant to a capital lease.

See Notes to Consolidated Condensed Financial Statements.

BEST BUY CO., INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.                         Basis of Presentation:

The accompanying unaudited consolidated condensed financial statements contain all adjustments necessary for a fair presentation. Adjustments were comprised of normal recurring adjustments, except as noted in the Notes to Consolidated Condensed Financial Statements. Our business is seasonal in nature, and interim results are not necessarily indicative of results for a full year. These interim financial statements and the related notes should be read in conjunction with the financial statements and notes included in our Annual Report to Shareholders for the fiscal year ended March 1, 2003. The Annual Report to Shareholders is incorporated by reference into our Annual Report on Form 10-K for the fiscal year ended March 1, 2003. Certain prior-year amounts have been reclassified to conform to the current-year presentation. These reclassifications had no impact on net earnings (loss) or total shareholders’ equity.

Cost of goods sold includes the total cost of products sold, vendor allowances, costs of services provided, customer delivery expenses, in-bound freight expenses and inventory shrink.  Selling, general and administrative expenses includes all payroll and benefit costs, occupancy costs, depreciation, warehousing, advertising, vendor allowances that are a reimbursement of specific, incremental and identifiable costs to promote a vendor’s products and outside service fees.  Vendor allowances included in selling, general and administrative expenses approximate 7% of total vendor allowances.

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

On June 16, 2003, we completed the sale of our interest in Musicland to an affiliate of Sun Capital Partners Inc. The affiliate of Sun Capital Partners Inc. assumed all of Musicland’s liabilities, including approximately $500 million in lease obligations, in exchange for all of the capital stock of Musicland and paid no cash consideration. The transaction also resulted in the transfer of all of Musicland’s assets, other than the distribution center in Franklin, Indiana, and selected non-operating assets. In the first quarter of fiscal 2004, we recorded an estimated impairment loss (which was primarily non-cash) of $70 million, net of tax, related to the sale of Musicland. Adjustments of $4 million, net of tax, related to the sale are included in our fiscal 2004 second-quarter results of discontinued operations and reduce the year-to-date, after-tax loss on disposal of discontinued operations to $66 million. In connection with the sale, Musicland is purchasing transition support services from us for up to one year, until Musicland is able to develop long-term solutions for these services.

The financial results of Musicland, included in discontinued operations, were as follows (in millions):

	Three Months Ended		Six Months Ended
	August 30, 2003(1)	August 31, 2002	August 30, 2003(1)	August 31, 2002(2)
Revenue	$54	$384	$354	$768
Loss before income tax benefit	(7)	(27)	(46)	(50)
Loss before the disposal and the cumulative effect of accounting changes, net of tax	(5)	(17)	(29)	(31)
Loss from discontinued operations, net of tax	(1)	(17)	(95)	(347)

(1)          We recorded an estimated $70 million after-tax impairment charge in the first quarter of fiscal 2004 related to the sale of Musicland. The impairment charge included estimated transaction fees, employee severance and other expenses associated with the sale. Adjustments of $4 million, net of tax, related to the sale are included in our fiscal 2004 second-quarter results of discontinued operations and reduce the year-to-date, after-tax loss on disposal of discontinued operations to $66 million. In conjunction with the disposition of Musicland, we have provided for a valuation allowance of $25 million against a previously recorded deferred tax asset because of the uncertainties regarding realization of the benefit.

(2)          In the first quarter of fiscal 2003, we recorded an after-tax, non-cash impairment charge of $308 million for the full write-off of goodwill related to our acquisition of Musicland, resulting from the adoption of SFAS No. 142, effective on March 3, 2002, and an after-tax, non-cash charge of $8 million for the change in our method of accounting for vendor allowances.

3.                         Net Interest Expense:

Net interest expense was comprised of the following (in millions):

	Three Months Ended		Six Months Ended
	August 30, 2003	August 31, 2002	August 30, 2003	August 31, 2002
Interest expense	$8	$8	$16	$15
Capitalized interest	—	(1)	(1)	(2)
Interest income	(5)	(4)	(10)	(10)
Net interest expense	3	3	5	3
Interest expense allocated to discontinued operations	—	(1)	—	(2)
Net interest expense from continuing operations	$3	$2	$5	$1

We allocated interest expense to discontinued operations based upon debt that was attributable to Musicland’s operations.

4.                         Income Taxes:

Income taxes are provided on an interim basis based upon our estimate of the annual effective tax rate. Our effective income tax rate decreased to 38.3% for the second quarter and first six months of fiscal 2004, down from 38.7% for the corresponding periods of fiscal 2003, mainly due to a lower effective state income tax rate in the current year.

5.                         Earnings Per Share:

The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings per share from continuing operations (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	August 30, 2003	August 31, 2002	August 30, 2003	August 31, 2002
Numerator:
Earnings from continuing operations	$140	$79	$209	$158

Denominator:
Weighted average common shares outstanding	322.9	321.3	322.4	320.7
Effect of dilutive securities:
Employee stock options and restricted stock	4.9	3.2	4.1	4.7
Weighted average common shares outstanding, assuming dilution	327.8	324.5	326.5	325.4

Basic earnings per share – continuing operations	$0.43	$0.24	$0.65	$0.49
Diluted earnings per share – continuing operations	$0.42	$0.24	$0.64	$0.48

Potentially dilutive shares of common stock include stock options, convertible debentures (assuming certain criteria are met) and unvested restricted stock awards granted under stock-based compensation plans. The shares related to the convertible debentures were not included in our diluted earnings per share computation as the criteria for conversion of the debentures were not met.

6.                         Stock-Based Compensation:

We continue to apply Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for stock-based compensation plans. Accordingly, no compensation expense has been recognized for stock option plans as the exercise price equals the stock price on the date of grant. The table below illustrates the effect on net earnings (loss) and earnings (loss) per share as if we had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (in millions except per share amounts).

	Three Months Ended		Six Months Ended
	August 30, 2003	August 31, 2002	August 30, 2003	August 31, 2002
Net earnings (loss), as reported	$139	$62	$114	$(271)
Add: Stock-based employee compensation expense included in reported net earnings (loss), net of tax	—	—	—	—
Deduct: Stock-based compensation expense determined under fair value method for all awards, net of tax	(22)	(22)	(44)	(43)
Net earnings (loss), pro forma	$117	$40	$70	$(314)

Earnings (1oss) per share:
Basic – as reported	$0.43	$0.19	$0.35	$(0.85)
Basic – pro forma	$0.36	$0.12	$0.22	$(0.98)
Diluted – as reported	$0.42	$0.19	$0.35	$(0.83)
Diluted – pro forma	$0.36	$0.12	$0.22	$(0.98)

7.                         Comprehensive Income (Loss):

Comprehensive income (loss) is net earnings (loss) plus certain other items that are recorded directly to shareholders’ equity. The only significant item currently applicable to us is foreign currency translation adjustments. Comprehensive income (loss) was $130 and $51 million for the three months ended August 30, 2003, and August 31, 2002, respectively; and $154 and ($265) million for the six months ended August 30, 2003, and August 31, 2002, respectively.

8.                         Segments:

We operate two reportable segments: Domestic and International. The Domestic segment is comprised of the operations of U.S. Best Buy and Magnolia Audio Video (formerly operating as Magnolia Hi-Fi). The International segment is comprised of Future Shop and Best Buy operations in Canada.

Revenue by reportable segment was as follows (in millions):

	Three Months Ended		Six Months Ended
	August 30, 2003	August 31, 2002	August 30, 2003	August 31, 2002
Domestic	$4,910	$4,286	$9,190	$8,185
International	486	338	874	641
Total revenue	$5,396	$4,624	$10,064	$8,826

Operating income (loss) by reportable segment and the reconciliation to earnings from continuing operations before income tax expense are as follows (in millions):

	Three Months Ended		Six Months Ended
	August 30, 2003	August 31, 2002	August 30, 2003	August 31, 2002
Domestic	$230	$130	$353	$265
International	(1)	(1)	(10)	(7)
Total operating income	229	129	343	258

Net interest expense	3	2	5	1
Earnings from continuing operations before income tax expense	$226	$127	$338	$257

Assets by operating segment were as follows (in millions):

	August 30, 2003	March 1, 2003	August 31, 2002
Domestic	$6,671	$6,282	$5,328
International	1,059	858	756
Total assets	$7,730	$7,140	$6,084

Goodwill by operating segment was as follows (in millions):

	August 30, 2003	March 1, 2003	August 31, 2002
Domestic	$3	$3	$—
International	456	426	410
Goodwill, net	$459	$429	$410

Changes in the International segment’s goodwill balance from March 1, 2003, were the result of fluctuations in foreign currency exchange rates. Changes from August 31, 2002, were due to the finalization of the purchase price allocation for Future Shop and fluctuations in foreign currency exchange rates.

Intangible assets totaled $36, $33, and $0 million at August 30, 2003, March 1, 2003, and August 31, 2002, respectively. The only significant identifiable intangible asset included in our balance sheet is an indefinite-lived intangible trade name related to Future Shop, which is included in the International segment. Based on our preliminary allocation of the purchase price related to the acquisition of Future Shop, we assigned no value to the Future Shop trade name at August 31, 2002. Value was assigned to the Future Shop trade name in the final allocation of the purchase price in the third quarter of fiscal 2003, based on our decision to operate stores in Canada under both the Best Buy and Future Shop trade names.

We expect to complete our annual goodwill and intangible assets impairment testing during the fourth quarter of the current fiscal year.

9.                         Extended Service Contract Liabilities:

We adopted FASB Interpretation (FIN) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, in fiscal 2003. FIN No. 45 provides guidance on the recognition and disclosure of certain types of guarantees, including product warranties. We assumed a liability for certain extended service contracts when we acquired Future Shop in the third quarter of fiscal 2002. We established an accrued liability for the acquired extended service contracts based on historical trends in product failure rates and the expected material and labor costs necessary to provide the services. The remaining terms of these extended service contracts vary by product and generally extend up to four years. The estimated remaining liability for extended service contracts at August 30, 2003, was $23 million.  Subsequent to the acquisition, any new extended service contracts were sold on behalf of an unrelated third party, without recourse.

The following table reconciles the changes in our liability for extended service contracts for the six months ended August 30, 2003 (in millions):

Balance at March 1, 2003	$28
Service charges	(7)
Foreign currency exchange rate fluctuation	2
Balance at August 30, 2003	$23

10.                   New Accounting Standards:

In March 2003, we adopted SFAS No. 143, Asset Retirement Obligations. SFAS No. 143 required us to recognize the fair value of a liability associated with the cost we would be obligated to incur in order to retire an asset at some point in the future. The adoption of this standard did not have a significant impact on our net earnings or financial position.

In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. SFAS No. 148 also requires additional disclosures about the effects of our accounting policy on reported earnings (loss) and earnings (loss) per share. As discussed in note 6, of the Notes to Consolidated Condensed Financial Statements in this Quarterly Report on Form 10-Q, we apply APB No. 25 and related Interpretations in accounting for stock-based compensation plans and have adopted the disclosure-only alternative of SFAS No. 123. We adopted the disclosure provisions of SFAS No. 148 at the end of fiscal 2003.

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities, which requires the consolidation of variable interest entities (VIEs). VIEs are entities for which control is achieved through means other than voting rights.  The consolidation requirements of FIN No. 46 were applicable immediately to all VIEs in which an interest was acquired after January 31, 2003.  For VIEs in which an interest was acquired before February 1, 2003, the consolidation requirements of FIN No. 46 are generally effective beginning with our third quarter of fiscal 2004. FIN No. 46 has not had, and is not expected to have, a significant impact on our consolidated financial statements.

11.                   Condensed Consolidating Financial Information:

Our convertible debentures are guaranteed by certain of our wholly owned subsidiaries. The aggregate principal amount at maturity of these convertible debentures is $894 million. The carrying value of the convertible debentures at August 30, 2003, was $752 million. Additional information regarding the convertible debentures is included in note 4 of the Notes to Consolidated Financial Statements of our Annual Report to Shareholders for the fiscal year ended March 1, 2003.

On June 16, 2003, we completed the sale of our interest in Musicland. In the first quarter of fiscal 2004, we recorded an estimated impairment loss (which was primarily non-cash) of $70 million, net of tax, related to the sale of Musicland. Upon completion of the sale, the year-to-date loss was adjusted to $66 million, net of tax.  The $4 million adjustment was included in our fiscal 2004 second-quarter as a gain on disposal of discontinued operations. In addition, approximately $236 million of Musicland’s intercompany indebtedness to Best Buy Co., Inc. was eliminated in the first quarter of fiscal 2004. Upon completion of the transaction, the amount of intercompany indebtedness eliminated was subsequently adjusted by $38 million in the second quarter of fiscal 2004.  This resulted in a year-to-date loss of $198 million that was recorded in Best Buy Co., Inc. with an offsetting $198 million gain recorded in the Non-Guarantor Subsidiaries, which included Musicland. The elimination of intercompany indebtedness had no impact on our consolidated net earnings, financial position or cash flows. Additional information regarding Musicland is included in note 2 of the Notes to Consolidated Condensed Financial Statements in this Quarterly Report on Form 10-Q.

Effective on March 2, 2003, we revised our legal entity structure. This change resulted in including certain assets and liabilities, operating results and cash flows in the Non-Guarantor Subsidiaries column that in prior periods had been recorded in the Best Buy Co., Inc. or Guarantor Subsidiaries columns. The change had no impact on our consolidated net earnings, financial position or cash flows. The Condensed Consolidating Financial statements for periods prior to March 2, 2003, have not been revised to reflect for this change.

We file a consolidated U.S. federal income tax return. Beginning with fiscal 2004, income taxes are allocated in accordance with our tax allocation agreement. U.S. affiliates receive no tax benefit for taxable losses, but are allocated taxes at our overall effective tax rate if they have taxable income.

The following tables present condensed consolidating balance sheets as of August 30, 2003; March 1, 2003; and August 31, 2002; condensed consolidating statements of earnings for the three and six months ended August 30, 2003; and August 31, 2002; and condensed consolidating statements of cash flows for the six months ended August 30, 2003; and August 31, 2002:

Condensed Consolidating Balance Sheets
As of August 30, 2003
(Unaudited)
$ in millions

	Best Buy Co., Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$1,640	$21	$73	$—	$1,734
Receivables	2	266	34	—	302
Recoverable costs from developed properties	—	4	—	—	4
Merchandise inventories	—	2,541	299	(199)	2,641
Income taxes receivable	—	5	—	(5)	—
Other current assets	59	50	96	—	205
Intercompany receivable	—	—	1,905	(1,905)	—
Intercompany note receivable	535	—	—	(535)	—
Total current assets	2,236	2,887	2,407	(2,644)	4,886

Net Property and Equipment	290	1,389	553	(3)	2,229

Goodwill, Net	—	3	456	—	459

Intangible Assets	—	—	36	—	36

Other Assets	28	82	58	(48)	120

Investments in Subsidiaries	1,705	—	—	(1,705)	—

Total Assets	$4,259	$4,361	$3,510	$(4,400)	$7,730

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$—	$—	$2,590	$—	$2,590
Accrued compensation and related expenses	1	119	53	—	173
Accrued liabilities	20	601	234	—	855
Accrued income taxes	—	—	48	(5)	43
Current portion of long-term debt	1	13	—	—	14
Intercompany payable	195	1,713	—	(1,908)	—
Intercompany note payable	—	500	35	(535)	—
Total current liabilities	217	2,946	2,960	(2,448)	3,675

Long-Term Liabilities	148	164	17	(48)	281

Long-Term Debt	761	68	11	—	840

Shareholders’ Equity	3,133	1,183	522	(1,904)	2,934

Total Liabilities and Shareholders’ Equity	$4,259	$4,361	$3,510	$(4,400)	$7,730

Condensed Consolidating Balance Sheets
As of March 1, 2003

$ in millions

	Best Buy Co., Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$1,863	$37	$14	$—	$1,914
Receivables	216	50	46	—	312
Recoverable costs from developed properties	10	—	—	—	10
Merchandise inventories	—	1,859	221	(3)	2,077
Other current assets	182	48	39	(81)	188
Current assets of discontinued operations	—	—	397	—	397
Intercompany receivable	1,617	—	—	(1,617)	—
Intercompany note receivable	500	—	—	(500)	—
Total current assets	4,388	1,994	717	(2,201)	4,898

Net Property and Equipment	498	1,390	174	—	2,062

Goodwill, Net	—	3	426	—	429

Intangible Assets	—	—	33	—	33

Other Assets	71	78	48	(82)	115

Noncurrent Assets of Discontinued Operations	—	—	157	—	157

Investments in Subsidiaries	1,055	—	—	(1,055)	—

Total Assets	$6,012	$3,465	$1,555	$(3,338)	$7,694

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$1,997	$—	$198	$—	$2,195
Accrued compensation and related expenses	80	75	19	—	174
Accrued liabilities	180	500	80	—	760
Accrued income taxes	—	274	181	(81)	374
Current portion of long-term debt	—	—	1	—	1
Current liabilities of discontinued operations	—	—	320	—	320
Intercompany payable	—	780	837	(1,617)	—
Intercompany note payable	—	500	—	(500)	—
Total current liabilities	2,257	2,129	1,636	(2,198)	3,824

Long-Term Liabilities	264	79	26	(82)	287

Long-Term Debt	758	59	11	—	828

Noncurrent Liabilities of Discontinued Operations	—	—	25	—	25

Shareholders’ Equity (Deficit)	2,733	1,198	(143)	(1,058)	2,730

Total Liabilities and Shareholders’ Equity	$6,012	$3,465	$1,555	$(3,338)	$7,694

Condensed Consolidating Balance Sheets
As of August 31, 2002
(Unaudited)
$ in millions

	Best Buy Co., Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$1,086	$24	$4	$—	$1,114
Receivables	211	5	19	—	235
Recoverable costs from developed properties	58	—	—	—	58
Merchandise inventories	—	1,897	239	(3)	2,133
Other current assets	724	3	5	(607)	125
Current assets of discontinued operations	—	—	459	—	459
Intercompany receivable	1,277	—	—	(1,277)	—
Intercompany note receivable	500	—	—	(500)	—
Total current assets	3,856	1,929	726	(2,387)	4,124

Net Property and Equipment	761	1,004	152	—	1,917

Goodwill, Net	—	—	410	—	410

Other Assets	57	21	54	(40)	92

Noncurrent Assets of Discontinued Operations	—	—	261	—	261

Investments in Subsidiaries	762	—	—	(762)	—

Total Assets	$5,436	$2,954	$1,603	$(3,189)	$6,804

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$1,849	$—	$232	$—	$2,081
Accrued compensation and related expenses	74	63	18	—	155
Accrued liabilities	181	380	53	—	614
Accrued income taxes	—	437	266	(607)	96
Current portion of long-term debt	1	—	5	—	6
Current liabilities of discontinued operations	—	—	391	—	391
Intercompany payable	—	587	690	(1,277)	—
Intercompany note payable	—	500	—	(500)	—
Total current liabilities	2,105	1,967	1,655	(2,384)	3,343

Long-Term Liabilities	236	82	16	(38)	296

Long-Term Debt	764	51	6	—	821

Noncurrent Liabilities of Discontinued Operations	—	—	18	—	18

Shareholders’ Equity (Deficit)	2,331	854	(92)	(767)	2,326

Total Liabilities and Shareholders’ Equity	$5,436	$2,954	$1,603	$(3,189)	$6,804

Condensed Consolidating Statements of Earnings
For the Three Months Ended August 30, 2003
(Unaudited)
$ in millions

	Best Buy Co., Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$4	$4,882	$5,511	$(5,001)	$5,396

Cost of goods sold	—	3,927	4,976	(4,879)	4,024

Gross profit	4	955	535	(122)	1,372

Selling, general and administrative expenses	8	917	288	(70)	1,143

Elimination of intercompany indebtedness	38	—	(38)	—	—

Operating income (loss)	34	38	209	(52)	229

Net interest expense (income)	—	4	(1)	—	3

Equity in earnings of subsidiaries	124	—	—	(124)	—

Earnings from continuing operations before income tax expense	158	34	210	(176)	226

Income tax (benefit) expense	(33)	19	100	—	86

Earnings from continuing operations	191	15	110	(176)	140

Loss from discontinued operations, net of tax	—	—	(5)	—	(5)

Gain on disposal of discontinued operations, net of tax	—	—	4	—	4

Net earnings	$191	$15	$109	$(176)	$139

Condensed Consolidating Statements of Earnings
For the Six Months Ended August 30, 2003
(Unaudited)
$ in millions

	Best Buy Co., Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$8	$9,135	$9,682	$(8,761)	$10,064

Cost of goods sold	—	7,196	8,632	(8,321)	7,507

Gross profit	8	1,939	1,050	(440)	2,557

Selling, general and administrative expenses	14	1,869	574	(243)	2,214

Elimination of intercompany indebtedness	(198)	—	198	—	—

Operating (loss) income	(204)	70	674	(197)	343

Net interest (income) expense	(2)	8	(1)	—	5

Equity in earnings of subsidiaries	337	—	—	(337)	—

Earnings from continuing operations before income tax expense	135	62	675	(534)	338

Income tax (benefit) expense	(187)	36	280	—	129

Earnings from continuing operations	322	26	395	(534)	209

Loss from discontinued operations, net of tax	—	—	(29)	—	(29)

Loss on disposal of discontinued operations, net of tax	(11)	—	(55)	—	(66)

Net earnings	$311	$26	$311	$(534)	$114

Condensed Consolidating Statements of Earnings
For the Three Months Ended August 31, 2002
(Unaudited)
$ in millions

	Best Buy Co., Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$4,402	$507	$(285)	$4,624

Cost of goods sold	—	3,340	331	(200)	3,471

Gross profit	—	1,062	176	(85)	1,153

Selling, general and administrative expenses	(1)	999	111	(85)	1,024

Operating income	1	63	65	—	129

Net interest (income) expense	(4)	5	1	—	2

Equity in earnings of subsidiaries	48	—	—	(48)	—

Earnings from continuing operations before income tax expense	53	58	64	(48)	127

Income tax expense	2	22	24	—	48

Earnings from continuing operations	51	36	40	(48)	79

Earnings (loss) from discontinued operations, net of tax	11	—	(28)	—	(17)

Net earnings	$62	$36	$12	$(48)	$62

Condensed Consolidating Statements of Earnings
For the Six Months Ended August 31, 2002
(Unaudited)
$ in millions

	Best Buy Co., Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$1	$8,408	$971	$(554)	$8,826

Cost of goods sold	—	6,350	635	(392)	6,593

Gross profit	1	2,058	336	(162)	2,233

Selling, general and administrative expenses	(11)	1,936	212	(162)	1,975

Operating income	12	122	124	—	258

Net interest (income) expense	(9)	9	1	—	1

Equity in loss of subsidiaries	(308)	—	—	308	—

(Loss) earnings from continuing operations before income tax expense	(287)	113	123	308	257

Income tax expense	9	43	47	—	99

(Loss) earnings from continuing operations	(296)	70	76	308	158

Earnings (loss) from discontinued operations, net of tax	25	—	(372)	—	(347)

Cumulative effect of change in accounting principle for goodwill, net of tax	—	—	(40)	—	(40)

Cumulative effect of change in accounting principle for vendor allowances, net of tax	—	(40)	(2)	—	(42)

Net (loss) earnings	$(271)	$30	$(338)	$308	$(271)

Condensed Consolidating Statements of Cash Flows
For the Six Months Ended August 30, 2003
(Unaudited)
$ in millions

	Best Buy Co., Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total cash provided by (used in) operating activities from continuing operations	$7	$(302)	$623	$(197)	$131

Investing activities
Additions to property and equipment	(32)	(156)	(104)	—	(292)
Decrease in recoverable costs from developed properties	—	6	—	—	6
Total cash used in investing activities from continuing operations	(32)	(150)	(104)	—	(286)

Financing activities
Long-term debt payments	—	(8)	—	—	(8)
Issuance of common stock	36	—	—	—	36
Change in intercompany receivable/payable	(234)	444	(407)	197	—
Total cash (used in) provided by financing activities from continuing operations	(198)	436	(407)	197	28

Net cash used in discontinued operations	—	—	(53)	—	(53)

(Decrease) increase in cash and cash equivalents	(223)	(16)	59	—	(180)
Cash and cash equivalents at beginning of period	1,863	37	14	—	1,914
Cash and cash equivalents at end of period	$1,640	$21	$73	$—	$1,734

Condensed Consolidating Statements of Cash Flows
For the Six Months Ended August 31, 2002
(Unaudited)
$ in millions

	Best Buy Co., Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total cash (used in) provided by operating activities from continuing operations	$(372)	$303	$(226)	$—	$(295)

Investing activities
Additions to property and equipment	(213)	(160)	(30)	—	(403)
Decrease in recoverable costs from developed properties	21	—	—	—	21
Total cash used in investing activities from continuing operations	(192)	(160)	(30)	—	(382)

Financing activities
Net proceeds from issuance of long-term debt	—	10	—	—	10
Long-term debt payments	(1)	—	(3)	—	(4)
Issuance of common stock	36	—	—	—	36
Change in intercompany receivable/payable	(208)	(158)	366	—	—
Total cash (used in) provided by financing activities from continuing operations	(173)	(148)	363	—	42

Net cash used in discontinued operations	—	—	(112)	—	(112)

Decrease in cash and cash equivalents	(737)	(5)	(5)	—	(747)
Cash and cash equivalents at beginning of period	1,823	29	9	—	1,861
Cash and cash equivalents at end of period	$1,086	$24	$4	$—	$1,114

BEST BUY CO., INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Best Buy Co., Inc. is a specialty retailer of consumer electronics, home-office equipment, entertainment software and appliances. We operate two reportable segments: Domestic and International. The Domestic segment is comprised of the operations of U.S. Best Buy and Magnolia Audio Video (formerly operating as Magnolia Hi-Fi). The International segment is comprised of Future Shop and Best Buy operations in Canada. For additional information regarding segments, refer to note 8 of the Notes to Consolidated Condensed Financial Statements in this Quarterly Report on Form 10-Q.

Due to the seasonal nature of our business, interim results are not necessarily indicative of results for the entire fiscal year. Historically, we have realized more of our revenue and net earnings in the fiscal fourth quarter, which includes the majority of the holiday selling season, than in any other fiscal quarter.

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

On June 16, 2003, we completed the sale of our interest in Musicland to an affiliate of Sun Capital Partners Inc. The affiliate of Sun Capital Partners Inc. assumed all of Musicland’s liabilities, including approximately $500 million in lease obligations, in exchange for all of the capital stock of Musicland and paid no cash consideration. The transaction also resulted in the transfer of all of Musicland’s assets, other than the distribution center in Franklin, Indiana, and selected non-operating assets. In the first quarter of fiscal 2004, we recorded an estimated impairment loss (which was primarily non-cash) of $70 million, net of tax, related to the sale of Musicland. Adjustments of $4 million, net of tax, related to the completion of the sale are included in our fiscal 2004 second-quarter results of discontinued operations and reduce the year-to-date, after-tax loss on disposal of discontinued operations to $66 million. In connection with the sale, Musicland is purchasing transition support services from us for up to one year, until Musicland is able to develop long-term service providers for these services. For additional information regarding discontinued operations, refer to note 2 of the Notes to Consolidated Condensed Financial Statements in this Quarterly Report on Form 10-Q.

Results of Operations

Unless otherwise noted, the following discussion relates only to results from continuing operations.

Second-Quarter Summary

•                  Earnings from continuing operations increased 78% to $140 million, or $0.42 per diluted share, compared with $79 million, or $0.24 per diluted share, for the second quarter of fiscal 2003. The increase in earnings from continuing operations was driven by a combination of revenue gains, an improved gross profit rate, and a lower selling, general and administrative expenses (SG&A) rate.

•                  Revenue increased 17% to $5.40 billion, compared with $4.62 billion for the second quarter of fiscal 2003, driven by a comparable store sales gain of 7.5% and the addition of 74 stores in the past 12 months.

•                  The gross profit rate increased 0.5% of revenue to 25.4% of revenue from 24.9% of revenue for the second quarter of fiscal 2003. The increase was primarily due to a more profitable product assortment, cost savings from product-sourcing initiatives, a less promotional environment in the Domestic segment compared with the same period one year ago and improved management tools that enabled our stores to manage markdowns more effectively. These factors were partially offset by costs related to Reward Zone, a new customer loyalty program, and a more promotional environment in the International segment.

•                  The SG&A rate declined 1.0% of revenue to 21.2% of revenue, from 22.2% of revenue for the second quarter of fiscal 2003. The change was primarily due to expense leverage from the 7.5% comparable store sales gain and the addition of 74 stores in the past 12 months, as well as the realization of cost savings from our Efficient Enterprise strategy. These factors were partially offset by the impact of reduced funding from vendor alliance programs and incremental expenses associated with investments in the past 12 months to support growth initiatives, including investments in new technology, our new corporate campus and a new distribution center.

•                  Net earnings from continuing and discontinued operations were $139 million, or $0.42 per diluted share, compared with net earnings of $62 million, or $0.19 per diluted share, for the second quarter of fiscal 2003. Net earnings for the second quarter of fiscal 2004 included a net loss from discontinued operations of $1 million, net of tax, compared with a $17 million net loss from discontinued operations for the second quarter of fiscal 2003. The net loss from discontinued operations for the second quarter of fiscal 2004 included a $5 million operating loss, net of tax, and a $4 million gain on disposal, net of tax, as a result of adjustments related to the sale of Musicland. The results of discontinued operations for the second quarter of fiscal 2004 are included through the date of the sale, June 16, 2003. Fiscal 2003 second-quarter results from discontinued operations are for the entire quarter.

•                  On September 17, 2003, we raised our fiscal 2004 full-year estimate for earnings from continuing operations to a new range of $2.35 to $2.40 per diluted share.

Consolidated

The following table presents unaudited selected consolidated financial data ($ in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	August 30, 2003	August 31, 2002	August 30, 2003	August 31, 2002
Revenue	$5,396	$4,624	$10,064	$8,826
Comparable store sales % change (1)	7.5%	2.6%	5.0%	4.4%
Gross profit as a % of revenue	25.4%	24.9%	25.4%	25.3%
SG&A as a % of revenue	21.2%	22.2%	22.0%	22.4%
Operating income	$229	$129	$343	$258
Operating income as a % of revenue	4.2%	2.8%	3.4%	2.9%
Earnings from continuing operations	$140	$79	$209	$158
Loss from discontinued operations, net of tax (2)	(5)	(17)	(29)	(347)
Gain (loss) on disposal of discontinued operations, net of tax (3)	4	—	(66)	—
Cumulative effect of change in accounting principles, net of tax (4)	—	—	—	(82)
Net earnings (loss)	$139	$62	$114	$(271)
Diluted earnings per share — continuing operations	$0.42	$0.24	$0.64	$0.48
Diluted earnings (loss) per share	$0.42	$0.19	$0.35	$(0.83)

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

(2) In the first quarter of fiscal 2003, we recorded an after-tax, non-cash impairment charge of $308 million for the full write-off of goodwill related to our acquisition of Musicland, resulting from the adoption of SFAS No. 142, Goodwill and Other Intangible Assets, effective on March 3, 2002. In addition, we recorded an after-tax, non-cash charge of $8 million for the change in our method of accounting for vendor allowances in accordance with the adoption of Emerging Issues Task Force (EITF) Issue No. 02-16, Accounting by a Reseller for Cash Consideration Received from a Vendor.

(3) In the first quarter of fiscal 2004, we recorded an estimated impairment loss (which was primarily non-cash) of $70 million, net of tax, related to the sale of Musicland. Adjustments of $4 million, net of tax, related to the sale are included in our fiscal 2004 second-quarter results of discontinued operations and reduce the year-to-date, after-tax loss on disposal of discontinued operations to $66 million.

(4) In the first quarter of fiscal 2003, we recorded an after-tax, non-cash impairment charge of $40 million for the full write-off of goodwill related to our acquisition of Magnolia Audio Video, resulting from the adoption of SFAS No. 142, effective on March 3, 2002. Also effective on March 3, 2002, we changed our method of accounting for vendor allowances in accordance with EITF No. 02-16, resulting in an after-tax, non-cash charge of $42 million.

Earnings from continuing operations were $140 million, or $0.42 per diluted share, for the second quarter of fiscal 2004, a 78% increase from $79 million, or $0.24 per diluted share, for the second quarter of fiscal 2003. For the first six months of fiscal 2004, earnings from continuing operations were $209 million, or $0.64 per diluted share, compared with $158 million, or $0.48 per diluted share, for the same period one year ago. For the quarter, the increase in earnings from continuing operations reflects an increase in revenue, including a comparable store sales gain of 7.5%, an increase in the gross profit rate and a decrease in the SG&A rate. For the six-month period, the increase in earnings from continuing operations is primarily due to revenue growth, including a comparable store sales gain of 5.0%, and to a decrease in the SG&A rate of 0.4% of revenue.

Revenue for the second quarter of fiscal 2004 increased 17% to $5.40 billion, compared with $4.62 billion for the second quarter of the prior fiscal year. For the first six months of fiscal 2004, revenue increased 14% to $10.06 billion, compared with $8.83 billion for the same period in fiscal 2003. The addition of 74 stores in the past 12 months accounted for approximately half of the revenue increase for the quarter and approximately three-fifths of the revenue increase for the six-month period. The remainder of the revenue increase for both the quarter and six-month period was due to the comparable store sales gains and the effect of changes in foreign currency translation rates. The second fiscal quarter comparable store sales gain was driven by higher customer traffic in our stores, primarily due to increased consumer confidence, demand for digital products, federal tax refunds, effective promotions and market share gains. Products having the largest impact on our second fiscal quarter comparable store sales gain included notebook and desktop computers, with strong sales during the back-to-school selling season, as well as selected digital products, including digital televisions, digital cameras and digital camcorders, reflecting continued consumer migration to, and increased affordability of, digital products. Digital products accounted for 24% of the revenue mix for the second quarter of fiscal 2004, up from 20% for the same period one-year ago. Domestic and International segment revenue increased 15% and 44%, respectively, for the second quarter of fiscal 2004 compared with the prior year.

Our gross profit rate improved to 25.4% of revenue for the second quarter of fiscal 2004, compared with 24.9% of revenue for the second quarter of the prior fiscal year. For the first six months of fiscal 2004, our gross profit rate increased slightly to 25.4% of revenue, compared with 25.3% of revenue for the same period in the prior fiscal year. For the second quarter, the gross profit rate improvement was primarily due to a more profitable product assortment, cost savings from product-sourcing initiatives, a less promotional environment in the Domestic segment and improved management tools that enabled our stores to manage markdowns more effectively. These factors were partially offset by the impact of Reward Zone, a new customer loyalty program, and a more promotional environment in the International segment. For the six-month period ended August 30, 2003, the modest increase in the gross profit rate was primarily due to the same factors impacting the second quarter, offset by a more promotional environment in the first quarter of the current fiscal year.

During the second quarter of fiscal 2004, we launched Reward Zone, a new customer loyalty program.  Members generally earn $5 for every $125 they spend at U.S. Best Buy stores and are automatically mailed a $5 certificate that may be redeemed on future purchases. Certificates expire after 90 days. In accordance with EITF No. 00-22, Accounting for “Points” and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future, points earned by Reward Zone members are recorded as a liability and a reduction of revenue. EITF No. 00-22 requires companies to obtain a reasonable amount of history prior to adjusting the liability for the percentage of incentive offers that will not be redeemed. Our fiscal 2004 second-quarter revenue and earnings were reduced by the redemption value of all points earned during the quarter, as we did not yet have sufficient history to estimate the percentage of certificates that will not be redeemed within the 90-day redemption period. Revenue, gross profit rates and earnings in future periods will reflect rewards earned, adjusted for our actual redemption experience, including refinement of the amount recorded in the second quarter of fiscal 2004. The $9.99 annual enrollment fee to participate in the program is included in revenue ratably beginning with the month of enrollment and did not have a significant impact on revenue for the second quarter or first six months of fiscal 2004.

The SG&A rate decreased to 21.2% of revenue for the second quarter of fiscal 2004, compared with 22.2% of revenue for the second quarter of the prior fiscal year. For the first six months of fiscal 2004, the SG&A rate decreased to 22.0% of revenue, compared with 22.4% of revenue for the same period of fiscal 2003. The decrease in the SG&A rate for both the second quarter and first six months of fiscal 2004 reflected a rate decrease in both the Domestic and International segments. The improvement in the Domestic segment SG&A rate for the second quarter and first six months of fiscal 2004 was primarily due to expense leverage from the comparable store sales gains and new stores opened in the past 12 months, as well as the realization of cost savings from our Efficient Enterprise strategy. These factors were partially offset by the impact of reduced funding from vendor alliance programs and incremental expenses associated with investments to support growth initiatives, including investments in new technology, our new corporate campus and a new distribution center. The International segment SG&A rate decreased primarily as a result of initiatives to improve corporate efficiency and expense leverage associated with a larger base of stores.

Segment Performance

Domestic

The following table presents unaudited selected financial data for the Domestic segment ($ in millions):

	Three Months Ended		Six Months Ended
	August 30, 2003	August 31, 2002	August 30, 2003	August 31, 2002
Revenue	$4,910	$4,286	$9,190	$8,185
Revenue as a % of total Company revenue	91%	93%	91%	93%
Comparable stores sales % change (1)	7.8%	2.6%	5.2%	4.4%
Gross profit as a % of revenue	25.6%	24.9%	25.5%	25.3%
SG&A as a % of revenue	20.9%	21.9%	21.7%	22.1%
Operating income	$230	$130	$353	$265
Operating income as a % of revenue	4.7%	3.0%	3.8%	3.2%

(1) Comprised of revenue at stores and Internet sites operating for at least 14 full months, as well as remodeled and expanded locations. Relocated stores are excluded from the comparable store sales calculation until at least 14 full months after reopening.

The following table presents the second quarter Domestic comparable store sales percent change for the past two fiscal years:

	Three Months Ended		Six Months Ended
	August 30, 2003	August 31, 2002	August 30, 2003	August 31, 2002
U.S. Best Buy stores	7.8%	2.7%	5.2%	4.5%
Magnolia Audio Video stores	(5.9)%	(3.6)%	(3.4)%	(7.1)%
Total	7.8%	2.6%	5.2%	4.4%

The following table reconciles Domestic stores open at the beginning and end of the second quarter of fiscal 2004:

	Total Stores at Beginning of Second Quarter Fiscal 2004	Stores Opened	Stores Closed	Total Stores at End of Second Quarter Fiscal 2004
U.S. Best Buy stores	552	14	—	566
Magnolia Audio Video stores	19	1	—	20
Total	571	15	—	586

Note: During the second quarter of fiscal 2004, one U.S. Best Buy store was relocated and one store was remodeled or expanded. Magnolia Audio Video did not relocate, remodel or expand any stores during the second quarter of fiscal 2004.

The following table reconciles Domestic stores open at the beginning and end of the second quarter of fiscal 2003:

	Total Stores at Beginning of Second Quarter Fiscal 2003	Stores Opened	Stores Closed	Total Stores at End of Second Quarter Fiscal 2003
U.S. Best Buy stores	493	22	—	515
Magnolia Audio Video stores	16	—	—	16
Total	509	22	—	531

Note: During the second quarter of fiscal 2003, one U.S. Best Buy stores was relocated and two stores were remodeled or expanded. Magnolia Audio Video did not relocate, remodel or expand any stores during the second quarter of fiscal 2003.

For the second quarter of fiscal 2004, Domestic operating income increased to $230 million, or 4.7% of revenue, compared with $130 million, or 3.0% of revenue, for the second quarter of the prior fiscal year. For the first six months of fiscal 2004, Domestic operating income was $353 million, or 3.8% of revenue, compared with $265 million, or 3.2% of revenue, for the same period of fiscal 2003. The Domestic segment operating income rate improvement for the second quarter was primarily due to a decrease in the SG&A rate, resulting from revenue that grew at a faster rate than expenses, and cost savings from our Efficient Enterprise strategy. In addition, the second fiscal quarter operating income rate benefited from a 0.7% of revenue increase in the gross profit rate. The improvement in the operating income rate for the first six months of fiscal 2004 was primarily due to the improvement in the SG&A rate and a modest improvement in the gross profit rate.

Domestic revenue was $4.91 billion for the second quarter of fiscal 2004, a 15% increase compared with fiscal 2003 second-quarter revenue of $4.29 billion. For the first six months of fiscal 2004, Domestic revenue increased 12% to $9.19 billion, compared with $8.19 billion for the same period in the prior fiscal year. For the quarter, slightly more than half of the revenue increase was due to the 7.8% comparable store sales gain. The remainder of the revenue increase resulted from the addition of 51 U.S. Best Buy stores and four Magnolia Audio Video stores in the past 12 months. The second fiscal quarter comparable store sales gain was driven by higher customer traffic in our stores, which was primarily due to increased consumer confidence, demand for digital products, federal tax refunds, more effective promotions and market share gains. By major product category, home office, driven by sales of computers during the back-to-school selling season, and consumer electronics, driven by continued consumer migration to, and increased affordability of, digital products, generated the largest comparable sales gains. The products driving our second fiscal quarter comparable stores gain included notebook computers, digital televisions, digital cameras, DVD movies, desktop computers and digital camcorders. These gains were offset in part by declining sales of analog televisions, video game hardware and CDs. While sales trends for the appliance category improved throughout the second quarter of fiscal 2004, the category posted a comparable store sales decline in the low-single digits for the quarter. For the six-month period, approximately three-fifths of the revenue increase was due to the addition of new stores, while the remainder of the increase was attributable to the 5.2% comparable store sales gain.

The second-quarter Domestic gross profit rate increased to 25.6% of revenue in fiscal 2004, compared with 24.9% of revenue for the same period in fiscal 2003. For the first six months of fiscal 2004, the Domestic gross profit rate was 25.5% of revenue, an increase from 25.3% of revenue for the same period in the prior fiscal year. For the quarter, the 0.7% of revenue increase in the gross profit rate primarily resulted from a more profitable product assortment within product categories, including specific product groups such as digital cameras and notebook computers, cost savings from product-sourcing initiatives, a less promotional environment and improved management tools that enabled our stores to manage markdowns more effectively. These factors were partially offset by the impact of Reward Zone, our new customer loyalty program. For the six-month period, the gross profit rate increase of 0.2% of revenue was due to the same factors impacting the second quarter, offset by a more promotional environment in the first quarter of the current fiscal year.

The Domestic SG&A rate declined to 20.9% of revenue for the second quarter of fiscal 2004 compared with 21.9% of revenue for the second quarter of the prior fiscal year. For the first six months of fiscal 2004, the SG&A rate declined to 21.7% of revenue compared with 22.1% of revenue for the same period one year ago. For the quarter, the SG&A rate decreased primarily due to expense leverage from the 7.8% comparable store sales gain, the addition of 51 U.S. Best Buy stores and four Magnolia Audio Video stores in the past 12 months, and the realization of cost savings from our Efficient Enterprise strategy. These factors were partially offset by the impact of reduced funding from vendor alliance programs and incremental expenses associated with investments made in the past 12 months to support growth initiatives, including investments in new technology, our new corporate campus and a new distribution center. For the six-month period, the decrease in the SG&A rate compared with the first six months of fiscal 2003 was primarily due to the same factors impacting the second quarter, but with less expense leverage on a year-to-date basis due to the more modest comparable store sales increase for the first quarter of the current fiscal year.

International

The following table presents unaudited selected financial data for the International segment ($ in millions):

	Three Months Ended		Six Months Ended
	August 30, 2003	August 31, 2002	August 30, 2003	August 31, 2002
Revenue	$486	$338	$874	$641
Revenue as a % of total Company revenue	9%	7%	9%	7%
Comparable stores sales % change (1)	4.1%	6.9%	2.2%	8.0%
Gross profit as a % of revenue	24.1%	25.3%	24.3%	25.5%
SG&A as a % of revenue	24.4%	25.6%	25.5%	26.5%
Operating loss	$(1)	$(1)	$(10)	$(7)
Operating loss as a % of revenue	(0.3)%	(0.3)%	(1.1)%	(1.1)%

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

The following table reconciles International stores open at the beginning and end of the second quarter of fiscal 2004:

	Total Stores at Beginning of Second Quarter Fiscal 2004	Stores Opened	Stores Closed	Total Stores at End of Second Quarter Fiscal 2004
Future Shop stores	104	2	—	106
Canadian Best Buy stores	10	4	—	14
Total	114	6	—	120

Note: No stores in the International segment were relocated, remodeled or expanded during the second quarter of fiscal 2004.

The following table reconciles International stores open at the beginning and end of the second quarter of fiscal 2003:

	Total Stores at Beginning of Second Quarter Fiscal 2003	Stores Opened	Stores Closed	Total Stores at End of Second Quarter Fiscal 2003
Future Shop stores	97	3	—	100
Canadian Best Buy stores	—	1	—	1
Total	97	4	—	101

Note: Two Future Shop stores were relocated during the second quarter of fiscal 2003. No other stores in the International segment were relocated, remodeled or expanded during the second quarter of fiscal 2003.

The International segment incurred a second-quarter operating loss of $1 million in fiscal 2004, consistent with a second-quarter operating loss of $1 million in fiscal 2003. For the first six months of fiscal 2004, the International segment incurred an operating loss of $10 million, compared with an operating loss of $7 million for the same period last fiscal year. For the second quarter and six-month period, the impact of revenue gains and a reduction in the SG&A rate were offset by a lower gross profit rate. The International segment generally incurs losses in the second fiscal quarter and first six months of its fiscal year, and derives a high proportion of its annual earnings in the fourth fiscal quarter.

International revenue increased 44% for the second quarter of fiscal 2004 to $486 million, compared with $338 million for the second quarter of fiscal 2003. The addition of six Future Shop stores and 13 Canadian Best Buy stores in the past 12 months accounted for more than half of the revenue increase for the second quarter of fiscal 2004. Approximately one-third of the second fiscal-quarter revenue gain was due to the effect of changes in foreign currency exchange rates, with the remainder due to the 4.1% comparable store sales gain. Comparable store sales for the second quarter of fiscal 2004 were driven by strength in sales of digital televisions, digital cameras and home office products. For the first six months of fiscal 2004, International revenue increased 36% to $874 million, compared with $641 million for the same period in fiscal 2003. For the first six months of fiscal 2004, slightly more than half of the revenue increase was due to new store additions, approximately one-third was due to the effect of changes in foreign currency exchange rates, and the remainder resulted from the 2.2% comparable store sales gain. Revenue and comparable store sales for the second fiscal quarter and first six months of fiscal 2004 also benefited from revenue gains at our Internet site.

The International gross profit rate was 24.1% of revenue for the second quarter of fiscal 2004, down from 25.3% of revenue for the second quarter of fiscal 2003. For the six-month period, the International gross profit rate decreased to 24.3% of revenue compared to 25.5% of revenue for the same period in the prior fiscal year. The decline in the gross profit rate for both the quarter and six-month period was primarily due to a continued promotional environment, including the use of customer financing offers at a higher discount rate than the prior year, and a higher proportion of revenue from home office products, which generally carry a lower gross profit rate. In reaction to the opening of Best Buy stores in Canada, our International segment competitors increased their promotional offerings, resulting in additional pressure on our gross profit rate.

The International SG&A rate declined to 24.4% of revenue for the second quarter of fiscal 2004, compared with 25.6% of revenue for the second quarter of fiscal 2003. For the first six months of fiscal 2004, the International SG&A rate was 25.5% of revenue, a decrease from 26.5% of revenue for the same period of fiscal 2003. The SG&A rate decline for both the second quarter and six-month period was primarily a result of decreased use of outside consulting and professional services, coupled with initiatives to improve efficiency. In addition, the International segment realized expense leverage as a result of its larger store base.

Discontinued Operations

The following table presents unaudited selected financial data for Discontinued Operations ($ in millions):

	Three Months Ended		Six Months Ended
	August 30, 2003	August 31, 2002	August 30, 2003	August 31, 2002
Revenue	$54	$384	$354	$768
Operating loss	(7)	(26)	(46)	(48)
Interest expense	—	(1)	—	(2)
Loss before income tax benefit	(7)	(27)	(46)	(50)
Income tax benefit	2	10	17	19
Loss before gain (loss) on disposal of discontinued operations and the cumulative effect of accounting changes, net of tax	(5)	(17)	(29)	(31)
Gain (loss) on disposal of discontinued operations, net of tax (1)	4	—	(66)	—
Cumulative effect of changes in accounting principles, net of tax (2)	—	—	—	(316)
Loss from discontinued operations, net of tax	$(1)	$(17)	$(95)	$(347)

(1) In the first quarter of fiscal 2004, we recorded an estimated impairment loss (which was primarily non-cash) of $70 million, net of tax, related to the sale of Musicland. Adjustments of $4 million, net of tax, related to the sale are included in our fiscal 2004 second-quarter results of discontinued operations and reduce the year-to-date, after-tax loss on disposal of discontinued operations to $66 million.

(2) In the first quarter of fiscal 2003, we recorded an after-tax, non-cash impairment charge of $308 million for the full write-off of goodwill related to our acquisition of Musicland, resulting from the adoption of SFAS No. 142, effective on March 3, 2002. In addition, we recorded an after-tax, non-cash charge of $8 million for the change in our method of accounting for vendor allowances in accordance with EITF No. 02-16.

The operating loss from discontinued operations for the second quarter of fiscal 2004 was $5 million, net of tax, compared to a $17 million operating loss, net of tax, for the same period one year ago. The results of discontinued operations for the second quarter of fiscal 2004 are included through the date of the sale, June 16, 2003. Fiscal 2003 second-quarter results from discontinued operations are for the entire quarter. See the Overview section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information regarding the sale of our interest in Musicland.

Strategic Priorities

During fiscal 2003, we formalized four strategic priorities that we believe will further enhance our business model over the next several years. The following is an update on our progress with each of the four strategic priorities.

Customer Centricity – The Customer Centricity strategy includes tailoring our store experience to the specific product needs of our customers. We want to leverage our customer knowledge and tailor product and service offerings to meet our customers’ specific needs. In the first quarter of fiscal 2004, we piloted four Customer Centricity stores and in the second quarter of fiscal 2004 transformed four additional stores in a second market. We recently transformed 11 stores in a third market and will expand the program with 13 additional pilot stores for the holiday selling season, for a total of 32 stores in three markets. The holiday results at these pilot stores, based on a larger sample size, will give us an indication of the potential of this initiative. In addition to the pilot stores, we also launched Reward Zone, our new customer loyalty program, at U.S. Best Buy stores designed to reward customers who shop the Best Buy brand. To date, enrollment in this program has surpassed our original projections and we anticipate total enrollment to approach 2 million customers by the end of the current fiscal year.

Efficient Enterprise – This strategy includes leveraging our existing investments and continually managing our expense structure to ensure it meets the current and future needs of our business. We have attained measurable results with our Efficient Enterprise initiative, and we remain focused on further improving our operating efficiency. We continue to streamline and flatten our organization as evidenced by the approximately 8% reduction in our corporate and field office headcount compared with last year’s second quarter.

Win the Home with Service – This strategy focuses on creating a market-leadership position in delivering lifestyle-based solutions for customers, including selection, installation and integration of multiple technologies. We believe we have made measurable strides in our Win the Home with Service initiative. For example, the average turn-around time for computer service in our U.S. Best Buy stores declined to just over half a day in the second quarter of fiscal 2004 compared with 10 to 14 days one year ago. In addition, we recently added another top national builder to the roster participating in our Networked Home Solutions program, bringing the total to eight, including five of the top 10 builders nationally. Finally, we continue to roll out Geek Squad service, which we expect to be available in seven markets by the end of the third fiscal quarter. The Geek Squad, which we acquired in fiscal 2003, offers consumers complete personal computer services in the home or at work, 24 hours per day.

Win Entertainment – The Win Entertainment strategy includes supporting the development and delivery of new entertainment-related products through multiple distribution channels and increasing our market share. The least defined of our four strategic initiatives, the Win Entertainment strategy continues to evolve, particularly in light of the sale of Musicland in the second quarter of fiscal 2004. Some of our successes to date on this front include: added labor to the entertainment software departments in our U.S. Best Buy stores and increased in-stock levels, which we believe strengthens our position for the holidays; market-share gains in the second quarter of fiscal 2004; and a new alliance with Real Networks to launch Rhapsody, a music downloading service, in the second quarter of fiscal 2004, our first venture in providing digital streaming of entertainment to our customers.

Consolidated

Net Interest Expense

Net interest expense was $3 million and $5 million for the second quarter and the first six months of fiscal 2004, respectively, compared with net interest expense of $2 million and $1 million for the second quarter and first six months, respectively, of fiscal 2003. Net interest expense for the second quarter and first six months of fiscal 2004 was essentially even compared with the same periods of the prior fiscal year, as the impact of lower short-term investment yields was offset by higher average cash balances. For additional information regarding net interest expense, refer to note 3 of the Notes to Consolidated Condensed Financial Statements in this Quarterly Report on Form 10-Q.

Effective Income Tax Rate

Our effective income tax rate decreased to 38.3% for the second quarter and first six months of fiscal 2004, down from 38.7% for the corresponding periods of fiscal 2003, mainly due to a lower effective state income tax rate in the current fiscal year.

Liquidity and Capital Resources

Summary

At the end of the second quarter, we believe our financial condition remained strong. Cash and cash equivalents totaled $1.7 billion, compared with $1.9 billion at the end of fiscal 2003 and $1.1 billion at the end of last year’s second fiscal quarter. Our current ratio, calculated as current assets divided by current liabilities, was 1.33 compared with 1.28 at the end of fiscal 2003 and 1.23 one year ago. Our long-term debt-to-capitalization ratio was 22% at the end of the second quarter of fiscal 2004, a decrease from 23% at the end of fiscal 2003 and down from 26% at the end of the second quarter of fiscal 2003.

Cash Flows

Cash provided by operating activities during the first six months of fiscal 2004 totaled $131 million compared with $295 million used in operating activities for the same period last year. The improvement is primarily due to a decrease in cash used by changes in operating assets and liabilities and an increase in earnings from continuing operations. Earnings from continuing operations were $209 million for the first six months of fiscal 2004, an increase from $158 million for the first six months of fiscal 2003. Inventory levels increased primarily due to the addition of new stores and changes in product mix, including expanded assortments of digital televisions and notebook computers. The decrease in accrued income taxes was primarily due to the timing of estimated income tax payments. The increase in accounts payable was primarily due to the increase in inventory, however, the timing of vendor payments also impacted accounts payable.

Cash used in investing activities was $286 million for the first six months of fiscal 2004, compared with $382 million for the first six months of the prior fiscal year. The change was primarily due to reduced capital spending for the first six months of fiscal 2004 as a result of completing construction of our new corporate campus in April 2003 and the timing of new store development. Capital expenditures for fiscal 2004 are expected to be approximately $700 million, compared with $725 million for fiscal 2003.

Cash provided by financing activities was $28 million for the first six months of fiscal 2004, compared with $42 million for the same period in the prior fiscal year. The change is primarily due to net proceeds from a master lease program which was used for the purpose of constructing and leasing new retail locations during the first six months of fiscal 2003 and the retirement of certain debt instruments acquired as part of the Musicland acquisition during the first six months of fiscal 2004.

Sources of Liquidity

Funds generated by operations and existing cash and cash equivalents continue to be our most significant sources of liquidity. Based on current levels of operations, we believe funds generated from the expected results of continuing operations and available cash and cash equivalents will be sufficient to finance anticipated expansion plans and growth initiatives for fiscal 2004. In addition, our revolving credit facilities are available for additional working capital needs and investment opportunities. There can be no assurance, however, that we will continue to generate cash flow at or above current levels or that we will be able to maintain our ability to borrow under the revolving credit facilities. Our liquidity is not dependent on the use of off-balance sheet financing arrangements other than in connection with our operating leases.

Pursuant to the terms of the Musicland sale agreement, an affiliate of Sun Capital Partners Inc. acquired all of Musicland’s liabilities, including approximately $500 million in lease obligations. In addition, during the second quarter of fiscal 2004, we purchased new point-of-sale equipment totaling $26 million financed pursuant to a capital lease agreement. Other than the aforementioned assumption of lease obligations by the buyer of Musicland and the new capital lease agreement, there have been no significant change in our contractual obligations since the end of fiscal 2003.

We have a $200 million unsecured revolving credit facility scheduled to mature in March 2005. We also have a $200 million inventory financing line. Borrowings under this line are collateralized by a security interest in certain merchandise inventories approximating the outstanding borrowings. In addition, we have a $37 million unsecured credit facility related to International operations that matured in September 2003. The lender has agreed to extend the terms of the original credit facility agreement through December 2003 while we negotiate the renewal of the $37 million unsecured credit facility.

Our credit ratings are as follows:

Rating Agency	Rating	Outlook
Fitch (1)	BBB	Stable
Moody’s	Baa3	Stable
Standard & Poor’s	BBB-	Stable

(1) Fitch Ratings affirmed its BBB rating and Stable Rating Outlook on September 18, 2003. Fitch stated that its ratings reflected our strong customer acceptance and market share, solid operating margins and liquid balance sheet. These factors are balanced against the cyclical nature of the consumer electronics industry.

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

Debt and Capital

The increase in the amount of debt outstanding as of August 30, 2003, compared with the end of fiscal 2003, was primarily due to the purchase of new point-of-sale equipment financed pursuant to a capital lease agreement. See our Annual Report on Form 10-K for the year ended March 1, 2003, for additional information regarding our debt and capital.

Off-Balance Sheet Arrangements

Other than in connection with executing operating leases, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, including variable interest entities. We finance a portion of our new store development through sale-leaseback transactions, which involve selling stores to unrelated parties and then leasing the stores back under leases that qualify and are accounted for as operating leases. We do not have any retained or contingent interests in the stores, nor do we provide any guarantees in connection with the sale-leaseback transactions. In accordance with accounting principles generally accepted in the United States, our operating leases are not reflected in our consolidated balance sheets. See our Annual Report on Form 10-K for the fiscal year ending March 1, 2003, for additional information regarding contractual obligations, including operating leases.

Significant Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States, which requires management to make certain estimates and apply judgment that affect reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. We base our estimates and judgments on historical experience, current trends, and other factors that management believes to be important at the time the consolidated financial statements are prepared. On an ongoing basis, management reviews our accounting policies and how they are applied and disclosed in our consolidated financial statements. While management believes that the historical experience, current trends and other factors considered support the preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States, actual results could differ from our estimates, and such differences could be material.

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

On September 17, 2003, we raised our fiscal 2004 full-year estimate for earnings from continuing operations to $2.35 to $2.40 per diluted share. Our revised estimate reflects our performance for the first six months of fiscal 2004, a stable to improving economic environment, and a continuation of the factors that improved our gross profit rate and reduced our SG&A rate for the first half of fiscal 2004.

Looking forward to the third quarter, we are projecting earnings from continuing operations of $0.33 to $0.38 per diluted share compared with $0.27 per diluted share for the third quarter of fiscal 2003. Due to the seasonality of our business, November operating results have a disproportionate impact on our third-quarter financial results.

We expect third-quarter revenue growth from continuing operations of 14% to 16% over last fiscal year, reflecting the impact of new stores and a 6% to 8% comparable store sales increase. For our Domestic and International segments, we anticipate third-quarter comparable store sales increases of 6% to 8% and 4% to 6%, respectively.

We forecast our gross profit rate to increase by 0.1% to 0.2 % of revenue in the third fiscal quarter compared with the same quarter of the prior fiscal year. Our gross profit rate is expected to continue to benefit from customer migration to, and the affordability of, digital products and the same factors that contributed to the gross profit rate improvement in the first six months of fiscal 2004. The gross profit rate improvements are expected to be partially offset by costs associated with Reward Zone, our customer loyalty program. However we expect to generate incremental gross profit dollars as a result of increased revenue driven by our customer loyalty program. Historically, the gross profit rate in the third fiscal quarter is lower than the second fiscal quarter due to Thanksgiving promotional activity.

The SG&A rate in the third fiscal quarter is expected to decrease by 0.1% to 0.2% of revenue from the third quarter of the prior fiscal year primarily due to the leveraging impact of the projected comparable store sales increase and our ongoing Efficient Enterprise strategy. The reductions in the SG&A rate are expected to be partially offset by higher advertising expenses, increased incentive compensation costs, reduced funding from vendor alliance programs and an increase in expenses that support our strategic priorities, including Customer Centricity. Finally, we will be operating a higher percentage of our small-market stores that generally have a higher SG&A rate due to the lower sales volume.

Capital expenditures in fiscal 2004 are expected to be approximately $700 million, in line with the earlier guidance outlined in our Annual Report on Form 10-K for the fiscal year ended March 1, 2003.

Our outlook is based on certain assumptions regarding the future economic and geo-political environment. If the actual economic or geo-political environments differ from our assumptions, they could have a material impact on our fiscal 2004 second-half operating results.

On August 21, 2003, we announced the launch of a new long-term incentive program for certain U.S. employees designed to help us attract and retain the best employees, and to better align employee interests with those of our shareholders. Under the terms of the new program, which begins in the third quarter of fiscal 2004, eligible employees may receive a mix of restricted stock and stock options issued pursuant to existing shareholder-approved plans. Shares of restricted stock vest at the end of a three-year incentive period based on the extent to which the Company’s total return to shareholders achieves top-quartile performance among the companies that comprise the S&P 500. Restricted stock awards result in compensation expense each reporting period through vesting of the awards. In accordance with Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, compensation expense will be measured based on the current stock price at the end of each reporting period multiplied by the number of shares of restricted stock expected to ultimately vest at the end of the three-year incentive period. We currently anticipate the compensation expense associated with restricted stock grants will reduce after-tax earnings from continuing operations by approximately $3 million to $4 million in the second half of fiscal 2004. Stock options are also accounted for in accordance with APB Opinion No. 25, consistent with the accounting treatment for options previously granted pursuant to the Company’s stock options plans. Accordingly, no compensation expense is recognized for stock options as the exercise price equals the stock price on the date of grant. The new program is expected to result in less shareholder dilution for existing shareholders. We continue to monitor the status of the Financial Accounting Standards Board’s stock-based compensation project.

Safe Harbor Statement Under the Private Securities Litigation Reform Act

Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, provide a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their companies. With the exception of historical information, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements and may be identified by the use of words such as “believe,” “expect,” “anticipate,” “plan,” “estimate,” “intend” and “potential.” Such statements reflect our current view with respect to future events and are subject to certain risks, uncertainties and assumptions. A variety of factors could cause our actual results to differ materially from the anticipated results expressed in such forward-looking statements, including, among other things, general economic conditions, acquisitions and development of new businesses, product availability, sales volumes, profit margins, weather, foreign currency fluctuation, availability of suitable real estate locations, and the impact of labor markets and new product introductions on our overall profitability. Readers should review our Current Report on Form 8-K filed with the Securities and Exchange Commission (SEC) on January 10, 2003, that describes additional important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements made in this Quarterly Report on Form 10-Q.

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

ITEM 4. CONTROLS AND PROCEDURES

Our management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended, (the “1934 Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the period covered by this report.

PART II — OTHER INFORMATION

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Regular Meeting of the Shareholders of the Company was held on June 24, 2003.

a.                                       The individuals named below were elected at the meeting as Class 2 directors of the Company, each to serve for a term of two years.  Shares voted were as follows:

Robert T. Blanchard
Shares For	235,707,233
Shares Withheld	53,729,147

Elliot S. Kaplan
Shares For	275,781,394
Shares Withheld	13,654,987

Richard M. Schulze
Shares For	282,920,640
Shares Withheld	6,515,740

Hatim A. Tyabji
Shares For	235,694,418
Shares Withheld	53,741,962

b.                                      The appointment of Ernst & Young LLP as our independent auditor for the fiscal year beginning March 2, 2003 was ratified.  There were 234,888,344 votes for, and 52,676,615 votes against, ratification.  There were 1,871,270 abstentions.

c.                                       Our 2003 Employee Stock Purchase Plan was approved.  There were 284,620,231 votes for, and 2,902,765 votes against, approval.  There were 1,913,833 abstentions.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

a.	Exhibits:

31.1 Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b.	Reports on Form 8-K:

(1) Announcement of fiscal 2004 first-quarter earnings and the completion of the sale of our interest in The Musicland Group, Inc., filed on June 25, 2003.

(2) Updated earnings outlook for the second quarter ending August 30, 2003, filed on August 7, 2003.

(3)

Pursuant to Regulation FD, supplemental historical financial information was furnished in order to facilitate analysis by investors and other users of our financial statements, filed on August 14, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEST BUY CO., INC.
(Registrant)

Date: October 6, 2003	By:	/s/ Darren R. Jackson
Darren R. Jackson
Executive Vice President — Finance
and Chief Financial Officer (principal financial and accounting officer)