Form 10-Q
period 2003-11-29
BEST BUY CO INC
filed 2004-01-06
CIK 764478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 29, 2003

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, $.10 Par Value — 324,671,000 shares outstanding as of November 29, 2003.

BEST BUY CO., INC.

FORM 10-Q FOR THE QUARTER ENDED NOVEMBER 29, 2003

PART I —     FINANCIAL INFORMATION

ITEM 1.          CONSOLIDATED FINANCIAL STATEMENTS

BEST BUY CO., INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

ASSETS

($ in millions, except per share amounts)

	November 29, 2003	March 1, 2003	November 30, 2002
	(Unaudited)		(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$1,827	$1,914	$1,149
Receivables	678	312	575
Recoverable costs from developed properties	4	10	35
Merchandise inventories	4,428	2,077	3,423
Other current assets	207	188	131
Current assets of discontinued operations	—	397	605
Total current assets	7,144	4,898	5,918

PROPERTY AND EQUIPMENT
Property and equipment	3,520	3,089	3,000
Less accumulated depreciation and amortization	1,259	1,027	975
Net property and equipment	2,261	2,062	2,025

GOODWILL, NET	489	429	407

INTANGIBLE ASSETS	38	33	32

OTHER ASSETS	151	115	96

NONCURRENT ASSETS OF DISCONTINUED OPERATIONS	—	157	260

TOTAL ASSETS	$10,083	$7,694	$8,738

NOTE:  The consolidated balance sheet as of March 1, 2003, has been condensed from the audited financial statements.

See Notes to Consolidated Condensed Financial Statements.

BEST BUY CO., INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

($ in millions, except per share amounts)

	November 29, 2003	March 1, 2003	November 30, 2002
	(Unaudited)		(Unaudited)
CURRENT LIABILITIES
Accounts payable	$4,501	$2,195	$3,674
Accrued compensation and related expenses	225	174	175
Accrued liabilities	1,018	760	726
Accrued income taxes	99	374	122
Dividends payable	97	—	—
Current portion of long-term debt	14	1	2
Current liabilities of discontinued operations	—	320	533
Total current liabilities	5,954	3,824	5,232

LONG-TERM LIABILITIES	276	287	276

LONG-TERM DEBT	836	828	822

NONCURRENT LIABILITIES OF DISCONTINUED OPERATIONS	—	25	19

SHAREHOLDERS’ EQUITY
Preferred stock, $1.00 par value: Authorized — 400,000 shares; Issued and outstanding — none	—	—	—
Common stock, $.10 par value: Authorized — 1 billion shares; Issued and outstanding — 324,671,000, 321,966,000 and 321,725,000 shares, respectively	32	32	32
Additional paid-in capital	849	778	774
Retained earnings	2,032	1,893	1,582
Accumulated other comprehensive income	104	27	1
Total shareholders’ equity	3,017	2,730	2,389

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$10,083	$7,694	$8,738

NOTE: The consolidated balance sheet as of March 1, 2003, has been condensed from the audited financial statements.

See Notes to Consolidated Condensed Financial Statements.

BEST BUY CO., INC.

CONSOLIDATED STATEMENTS OF EARNINGS

($ in millions, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	November 29, 2003	November 30, 2002	November 29, 2003	November 30, 2002
Revenue	$6,034	$5,131	$16,098	$13,957
Cost of goods sold	4,536	3,881	12,043	10,474
Gross profit	1,498	1,250	4,055	3,483
Selling, general and administrative expenses	1,296	1,110	3,510	3,085
Operating income	202	140	545	398
Net interest expense	4	—	9	1

Earnings from continuing operations before income tax expense	198	140	536	397
Income tax expense	76	54	205	153

Earnings from continuing operations	122	86	331	244
Loss from discontinued operations, net of tax	—	(27)	(29)	(374)
Loss on disposal of discontinued operations, net of tax	—	—	(66)	—
Cumulative effect of change in accounting principle for goodwill, net of $24 tax	—	—	—	(40)
Cumulative effect of change in accounting principle for vendor allowances, net of $26 tax	—	—	—	(42)

Net earnings (loss)	$122	$59	$236	$(212)

Basic earnings (loss) per share:
Continuing operations	$0.38	$0.27	$1.02	$0.76
Discontinued operations	—	(0.08)	(0.09)	(1.17)
Loss on disposal of discontinued operations	—	—	(0.20)	—
Cumulative effect of accounting changes	—	—	—	(0.25)
Basic earnings (loss) per share	$0.38	$0.18	$0.73	$(0.66)

Diluted earnings (loss) per share:
Continuing operations	$0.37	$0.27	$1.01	$0.75
Discontinued operations	—	(0.08)	(0.09)	(1.15)
Loss on disposal of discontinued operations	—	—	(0.20)	—
Cumulative effect of accounting changes	—	—	—	(0.25)
Diluted earnings (loss) per share	$0.37	$0.18	$0.72	$(0.65)

Dividends declared per common share	$0.30	$—	$0.30	$—

Basic weighted average common shares outstanding (in millions)	324.2	321.5	323.0	320.9

Diluted weighted average common shares outstanding (in millions)	330.5	324.1	327.8	324.9

See Notes to Consolidated Condensed Financial Statements.

BEST BUY CO., INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED NOVEMBER 29, 2003

($ and shares in millions)

(Unaudited)

	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balances at March 1, 2003	322	$32	$778	$1,893	$27	$2,730

Net earnings, nine months ended November 29, 2003	—	—	—	236	—	236
Foreign currency translation adjustments	—	—	—	—	77	77
Total comprehensive income	—	—	—	236	77	313

Common stock dividends, $0.30 per share	—	—	—	(97)	—	(97)

Stock options exercised	4	—	94	—	—	94

Repurchase of common stock	(1)	—	(60)	—	—	(60)

Tax benefit from stock options exercised	—	—	35	—	—	35

Vesting of restricted stock awards	—	—	2	—	—	2

Balances at November 29, 2003	325	$32	$849	$2,032	$104	$3,017

See Notes to Consolidated Condensed Financial Statements.

BEST BUY CO., INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)

(Unaudited)

	Nine Months Ended
	November 29, 2003	November 30, 2002
OPERATING ACTIVITIES
Net earnings (loss)	$236	$(212)
Loss from discontinued operations, net of tax	29	374
Loss on disposal of discontinued operations, net of tax	66	—
Cumulative effect of change in accounting principles, net of tax	—	82
Earnings from continuing operations	331	244
Adjustments to reconcile earnings from continuing operations to cash provided by (used in) operating activities from continuing operations:
Depreciation	283	225
Impairment of technology assets	19	—
Deferred income taxes	(14)	(14)
Other	(1)	15

Changes in operating assets and liabilities, net of acquired assets and liabilities:
Receivables	(362)	(354)
Merchandise inventories	(2,308)	(1,612)
Other assets	(20)	(32)
Accounts payable	2,263	1,465
Other liabilities	287	95
Income taxes	(91)	(71)
Total cash provided by (used in) operating activities from continuing operations	387	(39)

INVESTING ACTIVITIES
Additions to property and equipment	(449)	(598)
Decrease in recoverable costs from developed properties	6	44
Other	(1)	(3)
Total cash used in investing activities from continuing operations	(444)	(557)

FINANCING ACTIVITIES
Issuance of common stock	94	39
Repurchase of common stock	(60)	—
Long-term debt payments	(13)	(12)
Net proceeds from issuance of long-term debt	—	15
Total cash provided by financing activities from continuing operations	21	42

EFFECT OF EXCHANGE RATE CHANGES ON CASH	2	—
NET CASH USED IN DISCONTINUED OPERATIONS	(53)	(158)

DECREASE IN CASH AND CASH EQUIVALENTS	(87)	(712)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,914	1,861

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,827	$1,149

NON-CASH TRANSACTION:

During fiscal 2004, we purchased $26 million of point-of-sale equipment which was financed pursuant to a capital lease.

See Notes to Consolidated Condensed Financial Statements.

BEST BUY CO., INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.        Basis of Presentation:

In the opinion of management, the accompanying audited and unaudited consolidated condensed financial statements contain all adjustments necessary for a fair presentation. Adjustments were comprised of normal recurring adjustments, except as noted in the Notes to Consolidated Condensed Financial Statements. Our business is seasonal in nature, and interim results are not necessarily indicative of results for a full year. Historically, we have realized more of our revenue and net earnings in the fiscal fourth quarter, which includes the majority of the holiday selling season, than any other fiscal quarter. These interim financial statements and the related notes should be read in conjunction with the financial statements and notes included in our Annual Report to Shareholders for the fiscal year ended March 1, 2003. The Annual Report to Shareholders is incorporated by reference into our Annual Report on Form 10-K for the fiscal year ended March 1, 2003. Certain prior-year amounts have been reclassified to conform to the current-year presentation. These reclassifications had no impact on net earnings (loss) or total shareholders’ equity.

Cost of goods sold includes the total cost of products sold, certain vendor allowances, costs of services provided, customer delivery expenses, in-bound freight expenses and inventory shrink.  Selling, general and administrative expenses (SG&A) include all payroll and benefits costs; occupancy costs; depreciation; long-lived asset impairment charges; warehousing; advertising; vendor allowances that are a reimbursement of specific, incremental and identifiable costs to promote a vendor’s products; and outside service fees. Vendor allowances included in SG&A approximate 7% of total vendor allowances.

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

On June 16, 2003, we sold our interest in Musicland to an affiliate of Sun Capital Partners Inc. The affiliate of Sun Capital Partners Inc. assumed all of Musicland’s liabilities, including approximately $500 million in lease obligations, in exchange for all of the capital stock of Musicland and paid no cash consideration. The transaction also resulted in the transfer of all of Musicland’s assets, other than the distribution center in Franklin, Indiana, and selected non-operating assets. The loss from discontinued operations for the nine months ended November 29, 2003, includes a loss on the disposal of discontinued operations (which was primarily non-cash) of $66 million, net of tax, related to the sale of Musicland. In connection with the sale, Musicland is purchasing transition support services from us for up to one year from the date of the sale, until Musicland is able to develop long-term service providers for these services.

The financial results of Musicland, included in discontinued operations, were as follows ($ in millions):

	Three Months Ended		Nine Months Ended
	November 29, 2003	November 30, 2002	November 29, 2003(1)	November 30, 2002(2)
Revenue	$—	$374	$354	$1,142
Loss before income tax benefit	—	(44)	(46)	(94)
Loss before the disposal and the cumulative effect of accounting changes, net of tax	—	(27)	(29)	(58)
Loss from discontinued operations, net of tax	—	(27)	(95)	(374)

(1)   Loss from discontinued operations, net of tax, for the nine months ended November 29, 2003, includes a loss on disposal of discontinued operations (which was primarily non-cash) of $66 million, net of tax, related to the sale of Musicland.

(2)   In the first quarter of fiscal 2003, we recorded an after-tax, non-cash impairment charge of $308 million for the full write-off of goodwill related to our acquisition of Musicland, resulting from the adoption of SFAS No. 142, Goodwill and Other Intangible Assets, effective on March 3, 2002, and an after-tax, non-cash charge of $8 million for the change in our method of accounting for vendor allowances.

3.        Impairment of Technology Assets:

We recorded technology asset impairment charges of $13 million and $19 million, pretax, for the three and nine months ended November 29, 2003, respectively.  The impairment charges related to corporate technology assets that were taken out of service based on changes in our business.  The charges are included in SG&A in our Domestic segment. There were no technology asset impairment charges for the three or nine months ended November 30, 2002.

4.        Net Interest Expense:

Net interest expense was comprised of the following ($ in millions):

	Three Months Ended		Nine Months Ended
	November 29, 2003	November 30, 2002	November 29, 2003	November 30, 2002
Interest expense	$8	$7	$24	$22
Capitalized interest	—	(1)	(1)	(3)
Interest income	(4)	(5)	(14)	(15)
Net interest expense	4	1	9	4
Interest expense allocated to discontinued operations	—	(1)	—	(3)
Net interest expense from continuing operations	$4	$—	$9	$1

We allocated interest expense to discontinued operations based upon debt that was attributable to Musicland’s operations.

5.        Income Taxes:

Income taxes are provided on an interim basis based upon our estimate of the annual effective income tax rate. Our effective income tax rate decreased to 38.3% for the third quarter and first nine months of fiscal 2004, down from 38.7% for the corresponding periods of fiscal 2003, mainly due to a lower effective state income tax rate in the current year.

6.        Earnings Per Share:

The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings per share from continuing operations ($ and shares in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	November 29, 2003	November 30, 2002	November 29, 2003	November 30, 2002
Numerator:
Earnings from continuing operations	$122	$86	$331	$244

Denominator:
Weighted average common shares outstanding	324.2	321.5	323.0	320.9
Effect of dilutive securities:
Employee stock options and other	6.3	2.6	4.8	4.0
Weighted average common shares outstanding, assuming dilution	330.5	324.1	327.8	324.9

Basic earnings per share – continuing operations	$0.38	$0.27	$1.02	$0.76
Diluted earnings per share – continuing operations	$0.37	$0.27	$1.01	$0.75

Dilutive shares of common stock include employee stock options, unvested restricted stock awards and shares issuable under our employee stock purchase plan.  Potentially issuable shares based on the terms of our convertible debentures were not included in our diluted earnings per share computation for any of the periods presented above as the criteria for conversion of the debentures were not met.

The following employee stock options were excluded from the diluted earnings per share calculation because the option exercise price for those options exceeded the average stock price for those periods (shares in millions):

	Three Months Ended		Nine Months Ended
	November 29, 2003	November 30, 2002	November 29, 2003	November 30, 2002
Employee stock options	3.6	25.8	16.3	25.1

7.        Stock-Based Compensation:

We continue to apply Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for stock-based compensation plans. Accordingly, compensation expense has not been recognized for employee stock options as the exercise price equals the stock price on the date of grant. In addition, compensation expense has not been recognized for our employee stock purchase plan as it is intended to be a plan that qualifies under Section 423 of the Internal Revenue Code of 1986, as amended. The table below illustrates the effect on net earnings (loss) and earnings (loss) per share as if we had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation ($ in millions, except per share amounts).

	Three Months Ended		Nine Months Ended
	November 29, 2003	November 30, 2002	November 29, 2003	November 30, 2002
Net earnings (loss), as reported	$122	$59	$236	$(212)
Add: Stock-based employee compensation expense included in reported net earnings (loss), net of tax	2	—	2	—
Deduct: Stock-based compensation expense determined under fair value method for all plans, net of tax	(27)	(21)	(71)	(64)
Net earnings (loss), pro forma	$97	$38	$167	$(276)

Earnings (1oss) per share:
Basic – as reported	$0.38	$0.18	$0.73	$(0.66)
Basic – pro forma	$0.30	$0.12	$0.52	$(0.86)
Diluted – as reported	$0.37	$0.18	$0.72	$(0.65)
Diluted – pro forma	$0.30	$0.12	$0.52	$(0.86)

Our shareholders approved the Best Buy Co., Inc. 2003 Employee Stock Purchase Plan (the Plan) at our 2003 Regular Meeting of Shareholders. Five million shares have been reserved for issuance under the Plan. The Plan is intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended. The Plan permits employees to purchase shares of our common stock during semi-annual purchase periods beginning on the first Friday of April and October of each year. The shares are purchased at a price equal to the lesser of 85% of the fair market value of the common stock, as measured by the closing price on the New York Stock Exchange, at the beginning or at the end of the purchase period. No shares of common stock have been issued under the Plan in fiscal 2004 since the initial purchase period will end on April 1, 2004. As of November 29, 2003, Plan participants have accumulated approximately $9 million to purchase our common stock on April 1, 2004.

Our long-term incentive program, initiated in November of fiscal 2004, provides for the granting of non-qualified stock options and restricted shares. The non-qualified options are issuable from our 1997 Employee Non-Qualified Stock Option Plan, as amended and restated, and vest ratably over a four-year period beginning on the first anniversary after the date of grant. Restricted shares are issuable from our 2000 Restricted Stock Award Plan, as amended and restated. Shares of restricted stock vest at the end of a three-year incentive period based on our total return to shareholders compared with companies that comprise the S&P 500.  The restricted stock awards result in compensation expense each reporting period based on the number of shares expected to ultimately vest, our stock price and the vesting period.  For the three and nine months ended November 29, 2003, we recognized $1 million, before tax, in compensation expense related to the restricted shares issued pursuant to the long-term incentive program.

8.        Comprehensive Income (Loss):

Comprehensive income (loss) is net earnings (loss) plus certain other items that are recorded directly to shareholders’ equity. The only significant item currently applicable to us is foreign currency translation adjustments. Comprehensive income (loss) was $159 million and $60 million for the three months ended November 29, 2003, and November 30, 2002, respectively; and $313 million and ($205) million for the nine months ended November 29, 2003, and November 30, 2002, respectively.

9.        Segments:

We operate two reportable segments: Domestic and International. The Domestic segment is comprised of the operations of U.S. Best Buy and Magnolia Audio Video (formerly operating as Magnolia Hi-Fi). The International segment is comprised of Future Shop and Best Buy operations in Canada.

Revenue by reportable segment from continuing operations was as follows ($ in millions):

	Three Months Ended		Nine Months Ended
	November 29, 2003	November 30, 2002	November 29, 2003	November 30, 2002
Domestic	$5,430	$4,707	$14,619	$12,892
International	604	424	1,479	1,065
Total revenue	$6,034	$5,131	$16,098	$13,957

Operating income (loss) from continuing operations by reportable segment and the reconciliation to earnings from continuing operations before income tax expense were as follows ($ in millions):

	Three Months Ended		Nine Months Ended
	November 29, 2003	November 30, 2002	November 29, 2003	November 30, 2002
Domestic	$202	$146	$555	$411
International	—	(6)	(10)	(13)
Total operating income	202	140	545	398

Net interest expense	4	—	9	1
Earnings from continuing operations before income tax expense	$198	$140	$536	$397

Assets by operating segment for continuing operations were as follows ($ in millions):

	November 29, 2003	March 1, 2003	November 30, 2002
Domestic	$8,766	$6,282	$6,943
International	1,317	858	930
Total assets	$10,083	$7,140	$7,873

Goodwill by operating segment for continuing operations was as follows ($ in millions):

	November 29, 2003	March 1, 2003	November 30, 2002
Domestic	$3	$3	$3
International	486	426	404
Goodwill, net	$489	$429	$407

Changes in the International segment’s goodwill balance from March 1, 2003, and November 30, 2002, were the result of fluctuations in foreign currency exchange rates.

Intangible assets totaled $38, $33, and $32 million at November 29, 2003; March 1, 2003; and November 30, 2002, respectively. The only significant identifiable intangible asset included in our balance sheet is an indefinite-lived intangible trade name related to Future Shop, which is included in the International segment. Changes in the intangible asset balance, from March 1, 2003, and November 30, 2002, were the result of fluctuations in foreign currency exchange rates.

The annual impairment test of our International segment’s goodwill and trade name will be completed during the fourth quarter of fiscal 2004, in accordance with SFAS No. 142. While the results of the annual impairment test will not be known until the end of our fiscal fourth quarter, we do not believe either the goodwill or trade name is impaired.

10.      Commitments and Contingencies:

We have been served with four purported class action lawsuits on behalf of persons who purchased the securities of Best Buy Co., Inc. between January 9, 2002, and August 7, 2002. The lawsuits name Best Buy Co., Inc., its Chairman and its Chief Executive Officer as defendants. The plaintiffs allege that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, by making  material misrepresentations between January 9, 2002, and August 7, 2002, which resulted in artificially inflated prices of the Company’s common stock.  Plaintiffs seek compensatory damages, costs and expenses.  We believe the allegations are without merit and intend to defend these actions vigorously.

We adopted FASB Interpretation (FIN) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, in fiscal 2003. FIN No. 45 provides guidance on the recognition and disclosure of certain types of guarantees, including product warranties. We assumed a liability for certain extended service contracts when we acquired Future Shop in the third quarter of fiscal 2002. We established an accrued liability for the acquired extended service contracts based on historical trends in product failure rates and the expected material and labor costs necessary to provide the services. The remaining terms of these extended service contracts vary by product and generally extend up to four years. The estimated remaining liability for extended service contracts at November 29, 2003, was $21 million.  Subsequent to the acquisition, any new extended service contracts were sold on behalf of an unrelated third party, without recourse.

The following table reconciles the changes in our liability for extended service contracts for the nine months ended November 29, 2003 ($ in millions):

Balance at March 1, 2003	$28
Service charges	(10)
Foreign currency exchange rate fluctuation	3
Balance at November 29, 2003	$21

11.      Repurchase of Common Stock:

In fiscal 2000, our Board of Directors authorized the purchase of up to $400 million of our common stock from time to time through open market purchases. This share repurchase program has no stated expiration date. On October 21, 2003, we announced the intention to resume buying back shares under this program. In the fiscal third quarter and first nine months of fiscal 2004, 1.0 million shares had been purchased and retired at a cost of $60 million.  Since the Board of Directors authorized the share repurchase program in fiscal 2000, 3.9 million shares have been purchased and retired at a cost of $160 million.

12.      New Accounting Standards:

In March 2003, we adopted SFAS No. 143, Asset Retirement Obligations. SFAS No. 143 requires us to recognize the fair value of a liability associated with the cost we would be obligated to incur in order to retire an asset at some point in the future. The adoption of this standard did not have a significant impact on our net earnings or financial position.

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities, which requires the consolidation of and disclosures about variable interest entities (VIEs).  VIEs are entities for which control is achieved through means other than voting rights. In December 2003, the FASB revised FIN No. 46 to incorporate all decisions, including those in previously issued FASB Staff Positions, into one Interpretation.  The revised Interpretation supercedes the original Interpretation. Generally, the requirements were effective immediately for all VIEs in which an interest was acquired after January 31, 2003.  For variable interests in special purpose entities in which an interest was acquired before February 1, 2003, the requirements are effective at the end of our fiscal 2004. Requirements for non-special purpose entities acquired before February 1, 2003, are effective at the end of the first quarter of fiscal 2005.  FIN No. 46 has not had, and is not expected to have, a significant impact on our consolidated financial statements.

13.      Condensed Consolidating Financial Information:

Our convertible debentures are guaranteed by certain of our wholly owned subsidiaries. The aggregate principal amount at maturity of these convertible debentures is $894 million. The carrying value of the convertible debentures at November 29, 2003, was $754 million. Additional information regarding the convertible debentures is included in note 4 of the Notes to Consolidated Financial Statements of our Annual Report to Shareholders for the fiscal year ended March 1, 2003.

On June 16, 2003, we sold our interest in Musicland. The statement of earnings for the nine months ended November 29, 2003, includes a loss on disposal of discontinued operations (which was primarily non-cash) of $66 million, net of tax, related to the sale of Musicland. In addition, approximately $198 million of Musicland’s intercompany indebtedness to Best Buy Co., Inc. was eliminated in the first nine months of fiscal 2004. This resulted in a year-to-date loss of $198 million that was recorded in Best Buy Co., Inc. with an offsetting $198 million gain recorded in the Non-Guarantor Subsidiaries, which included Musicland. The elimination of intercompany indebtedness had no impact on our consolidated net earnings, financial position or cash flows. Additional information regarding Musicland is included in note 2 of the Notes to Consolidated Condensed Financial Statements in this Quarterly Report on Form 10-Q.

Effective March 2, 2003, we revised our legal entity structure. This change resulted in including certain assets and liabilities, operating results and cash flows in the Non-Guarantor Subsidiaries column that in prior periods had been recorded in the Best Buy Co., Inc. or Guarantor Subsidiaries columns. The change had no impact on our consolidated net earnings, financial position or cash flows. The Condensed Consolidating Financial Statements for periods prior to March 2, 2003, have not been revised to reflect this change.

We file a consolidated U.S. federal income tax return. Beginning with fiscal 2004, income taxes are allocated in accordance with our tax allocation agreement. U.S. affiliates receive no tax benefit for taxable losses, but are allocated taxes at the required effective tax rate if they have taxable income.

The following tables present condensed consolidating balance sheets as of November 29, 2003; March 1, 2003; and November 30, 2002; condensed consolidating statements of earnings for the three and nine months ended November 29, 2003; and November 30, 2002; and condensed consolidating statements of cash flows for the nine months ended November 29, 2003; and November 30, 2002:

Condensed Consolidating Balance Sheets
As of November 29, 2003
(Unaudited)
$ in millions

	Best Buy Co., Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$1,625	$101	$101	$—	$1,827
Receivables	3	641	34	—	678
Recoverable costs from developed properties	—	4	—	—	4
Merchandise inventories	—	4,147	531	(250)	4,428
Income taxes receivable	—	7	—	(7)	—
Other current assets	55	55	97	—	207
Intercompany receivable	—	—	3,727	(3,727)	—
Intercompany note receivable	500	—	—	(500)	—
Total current assets	2,183	4,955	4,490	(4,484)	7,144

Net Property and Equipment	245	1,429	590	(3)	2,261

Goodwill, Net	—	3	486	—	489

Intangible Assets	—	—	38	—	38

Other Assets	108	78	66	(101)	151

Investments in Subsidiaries	1,955	—	—	(1,955)	—

Total Assets	$4,491	$6,465	$5,670	$(6,543)	$10,083

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$—	$—	$4,501	$—	$4,501
Accrued compensation and related expenses	4	135	86	—	225
Accrued liabilities	26	745	247	—	1,018
Accrued income taxes	56	—	50	(7)	99
Dividends payable	97	—	—	—	97
Current portion of long-term debt	1	13	—	—	14
Intercompany payable	84	3,647	—	(3,731)	—
Intercompany note payable	—	500	—	(500)	—
Total current liabilities	268	5,040	4,884	(4,238)	5,954

Long-Term Liabilities	195	165	17	(101)	276

Long-Term Debt	762	63	11	—	836

Shareholders’ Equity	3,266	1,197	758	(2,204)	3,017

Total Liabilities and Shareholders’ Equity	$4,491	$6,465	$5,670	$(6,543)	$10,083

Condensed Consolidating Balance Sheets
As of March 1, 2003

$ in millions

	Best Buy Co., Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$1,863	$37	$14	$—	$1,914
Receivables	216	50	46	—	312
Recoverable costs from developed properties	10	—	—	—	10
Merchandise inventories	—	1,859	221	(3)	2,077
Other current assets	182	48	39	(81)	188
Current assets of discontinued operations	—	—	397	—	397
Intercompany receivable	1,617	—	—	(1,617)	—
Intercompany note receivable	500	—	—	(500)	—
Total current assets	4,388	1,994	717	(2,201)	4,898

Net Property and Equipment	498	1,390	174	—	2,062

Goodwill, Net	—	3	426	—	429

Intangible Assets	—	—	33	—	33

Other Assets	71	78	48	(82)	115

Noncurrent Assets of Discontinued Operations	—	—	157	—	157

Investments in Subsidiaries	1,055	—	—	(1,055)	—

Total Assets	$6,012	$3,465	$1,555	$(3,338)	$7,694

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$1,997	$—	$198	$—	$2,195
Accrued compensation and related expenses	80	75	19	—	174
Accrued liabilities	180	500	80	—	760
Accrued income taxes	—	274	181	(81)	374
Current portion of long-term debt	—	—	1	—	1
Current liabilities of discontinued operations	—	—	320	—	320
Intercompany payable	—	780	837	(1,617)	—
Intercompany note payable	—	500	—	(500)	—
Total current liabilities	2,257	2,129	1,636	(2,198)	3,824

Long-Term Liabilities	264	79	26	(82)	287

Long-Term Debt	758	59	11	—	828

Noncurrent Liabilities of Discontinued Operations	—	—	25	—	25

Shareholders’ Equity (Deficit)	2,733	1,198	(143)	(1,058)	2,730

Total Liabilities and Shareholders’ Equity	$6,012	$3,465	$1,555	$(3,338)	$7,694

Condensed Consolidating Balance Sheets
As of November 30, 2002
(Unaudited)
$ in millions

	Best Buy Co., Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$1,051	$94	$4	$—	$1,149
Receivables	512	23	40	—	575
Recoverable costs from developed properties	35	—	—	—	35
Merchandise inventories	—	3,081	350	(8)	3,423
Other current assets	742	6	6	(623)	131
Current assets of discontinued operations	—	—	605	—	605
Intercompany receivable	2,456	—	—	(2,456)	—
Intercompany note receivable	500	—	—	(500)	—
Total current assets	5,296	3,204	1,005	(3,587)	5,918

Net Property and Equipment	848	1,011	166	—	2,025

Goodwill, Net	—	3	404	—	407

Intangible Asset	—	—	32	—	32

Other Assets	59	23	77	(63)	96

Noncurrent Assets of Discontinued Operations	—	—	260	—	260

Investments in Subsidiaries	803	—	—	(803)	—

Total Assets	$7,006	$4,241	$1,944	$(4,453)	$8,738

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$3,329	$—	$345	$—	$3,674
Accrued compensation and related expenses	82	74	19	—	175
Accrued liabilities	221	428	77	—	726
Accrued income taxes	—	463	285	(626)	122
Current portion of long-term debt	1	—	1	—	2
Current liabilities of discontinued operations	—	—	533	—	533
Intercompany payable	—	1,742	714	(2,456)	—
Intercompany note payable	—	500	—	(500)	—
Total current liabilities	3,633	3,207	1,974	(3,582)	5,232

Long-Term Liabilities	223	84	31	(62)	276

Long-Term Debt	755	56	11	—	822

Noncurrent Liabilities of Discontinued Operations	—	—	19	—	19

Shareholders’ Equity (Deficit)	2,395	894	(91)	(809)	2,389

Total Liabilities and Shareholders’ Equity	$7,006	$4,241	$1,944	$(4,453)	$8,738

Condensed Consolidating Statements of Earnings
For the Three Months Ended November 29, 2003
(Unaudited)
$ in millions

	Best Buy Co., Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$4	$5,390	$7,055	$(6,415)	$6,034

Cost of goods sold	—	4,334	6,487	(6,285)	4,536

Gross profit	4	1,056	568	(130)	1,498

Selling, general and administrative expenses	4	1,016	356	(80)	1,296

Operating income	—	40	212	(50)	202

Net interest expense	—	4	—	—	4

Equity in earnings of subsidiaries	143	—	—	(143)	—

Earnings from continuing operations before income tax expense	143	36	212	(193)	198

Income tax (benefit) expense	(29)	22	83	—	76

Net earnings	$172	$14	$129	$(193)	$122

Condensed Consolidating Statements of Earnings
For the Nine Months Ended November 29, 2003
(Unaudited)
$ in millions

	Best Buy Co., Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$12	$14,525	$16,737	$(15,176)	$16,098

Cost of goods sold	—	11,530	15,119	(14,606)	12,043

Gross profit	12	2,995	1,618	(570)	4,055

Selling, general and administrative expenses	18	2,885	930	(323)	3,510

Elimination of intercompany indebtedness	198	—	(198)	—	—

Operating (loss) income	(204)	110	886	(247)	545

Net interest (income) expense	(2)	12	(1)	—	9

Equity in earnings of subsidiaries	498	—	—	(498)	—

Earnings from continuing operations before income tax expense	296	98	887	(745)	536

Income tax (benefit) expense	(198)	58	345	—	205

Earnings from continuing operations	494	40	542	(745)	331

Loss from discontinued operations, net of tax	—	—	(29)	—	(29)

Loss on disposal of discontinued operations, net of tax	(11)	—	(55)	—	(66)

Net earnings	$483	$40	$458	$(745)	$236

Condensed Consolidating Statements of Earnings
For the Three Months Ended November 30, 2002
(Unaudited)
$ in millions

	Best Buy Co., Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$1	$4,832	$612	$(314)	$5,131

Cost of goods sold	—	3,695	402	(216)	3,881

Gross profit	1	1,137	210	(98)	1,250

Selling, general and administrative expenses	6	1,071	131	(98)	1,110

Operating (loss) income	(5)	66	79	—	140

Net interest (income) expense	(5)	5	—	—	—

Equity in earnings of subsidiaries	41	—	—	(41)	—

Earnings from continuing operations before income tax expense	41	61	79	(41)	140

Income tax (benefit) expense	(1)	24	31	—	54

Earnings from continuing operations	42	37	48	(41)	86

Earnings (loss) from discontinued operations, net of tax	17	—	(44)	—	(27)

Net earnings	$59	$37	$4	$(41)	$59

Condensed Consolidating Statements of Earnings
For the Nine Months Ended November 30, 2002
(Unaudited)
$ in millions

	Best Buy Co., Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$2	$13,240	$1,583	$(868)	$13,957

Cost of goods sold	—	10,045	1,037	(608)	10,474

Gross profit	2	3,195	546	(260)	3,483

Selling, general and administrative expenses	(1)	3,004	342	(260)	3,085

Operating income	3	191	204	—	398

Net interest (income) expense	(14)	14	1	—	1

Equity in loss of subsidiaries	(265)	—	—	265	—

(Loss) earnings from continuing operations before income tax expense	(248)	177	203	265	397

Income tax expense	6	69	78	—	153

(Loss) earnings from continuing operations	(254)	108	125	265	244

Earnings (loss) from discontinued operations, net of tax	42	—	(416)	—	(374)

Cumulative effect of change in accounting principle for goodwill, net of tax	—	—	(40)	—	(40)

Cumulative effect of change in accounting principle for vendor allowances, net of tax	—	(40)	(2)	—	(42)

Net (loss) earnings	$(212)	$68	$(333)	$265	$(212)

Condensed Consolidating Statements of Cash Flows
For the Nine Months Ended November 29, 2003
(Unaudited)
$ in millions

	Best Buy Co., Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total cash provided by (used in) operating activities from continuing operations	$81	$(2,006)	$2,558	$(246)	$387

Investing activities
Additions to property and equipment	(45)	(224)	(180)	—	(449)
Decrease in recoverable costs from developed properties	—	6	—	—	6
Other	1	—	(2)	—	(1)
Total cash used in investing activities from continuing operations	(44)	(218)	(182)	—	(444)

Financing activities
Issuance of common stock	94	—	—	—	94
Repurchase of common stock	(60)	—	—	—	(60)
Long-term debt payments	—	(13)	—	—	(13)
Change in intercompany receivable/payable	(309)	2,301	(2,238)	246	—
Total cash (used in) provided by financing activities from continuing operations	(275)	2,288	(2,238)	246	21

Effect of exchange rate changes on cash	—	—	2	—	2
Net cash used in discontinued operations	—	—	(53)	—	(53)

(Decrease) increase in cash and cash equivalents	(238)	64	87	—	(87)
Cash and cash equivalents at beginning of period	1,863	37	14	—	1,914
Cash and cash equivalents at end of period	$1,625	$101	$101	$—	$1,827

Condensed Consolidating Statements of Cash Flows
For the Nine Months Ended November 30, 2002
(Unaudited)
$ in millions

	Best Buy Co., Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total cash provided by (used in) operating activities from continuing operations	$867	$(723)	$(183)	$—	$(39)

Investing activities
Additions to property and equipment	(324)	(220)	(54)	—	(598)
Decrease in recoverable costs from developed properties	44	—	—	—	44
Other	—	(3)	—	—	(3)
Total cash used in investing activities from continuing operations	(280)	(223)	(54)	—	(557)

Financing activities
Issuance of common stock	39	—	—	—	39
Long-term debt payments	(11)	—	(1)	—	(12)
Net proceeds from issuance of long-term debt	—	15	—	—	15
Change in intercompany receivable/payable	(1,387)	996	391	—	—
Total cash (used in) provided by financing activities from continuing operations	(1,359)	1,011	390	—	42

Net cash used in discontinued operations	—	—	(158)	—	(158)

(Decrease) increase in cash and cash equivalents	(772)	65	(5)	—	(712)
Cash and cash equivalents at beginning of period	1,823	29	9	—	1,861
Cash and cash equivalents at end of period	$1,051	$94	$4	$—	$1,149

BEST BUY CO., INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Best Buy Co., Inc. is a specialty retailer of consumer electronics, home-office equipment, entertainment software and appliances. We operate two reportable segments: Domestic and International. The Domestic segment is comprised of the operations of U.S. Best Buy and Magnolia Audio Video (formerly operating as Magnolia Hi-Fi). The International segment is comprised of Future Shop and Best Buy operations in Canada. For additional information regarding segments, refer to note 9 of the Notes to Consolidated Condensed Financial Statements in this Quarterly Report on Form 10-Q.

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

On June 16, 2003, we sold our interest in Musicland to an affiliate of Sun Capital Partners Inc. The affiliate of Sun Capital Partners Inc. assumed all of Musicland’s liabilities, including approximately $500 million in lease obligations, in exchange for all of the capital stock of Musicland and paid no cash consideration. The transaction also resulted in the transfer of all of Musicland’s assets, other than the distribution center in Franklin, Indiana, and selected non-operating assets. The sale of our interest in Musicland resulted in an after-tax loss on the disposal of discontinued operations totaling $66 million. In connection with the sale, Musicland is purchasing transition support services from us for up to one year from the date of the sale, until Musicland is able to develop long-term service providers for these services. For additional information regarding discontinued operations, see the “Discontinued Operations” section of this Management’s Discussion and Analysis and refer to note 2 of the Notes to Consolidated Condensed Financial Statements in this Quarterly Report on Form 10-Q.

Results of Operations

Unless otherwise noted, the following discussion relates only to results from continuing operations.

Third-Quarter Summary

•      Earnings from continuing operations increased 42% to $122 million, or $0.37 per diluted share, compared with $86 million, or $0.27 per diluted share, for the third quarter of fiscal 2003. The increase in earnings from continuing operations was driven by a combination of revenue gains, an improved gross profit rate, and, to a lesser extent, a lower selling, general and administrative expenses (SG&A) rate.

•      Revenue increased 18% to $6.0 billion, compared with $5.1 billion for the third quarter of fiscal 2003, driven by a comparable store sales gain of 8.6% and the addition of 72 stores in the past 12 months.

•      The gross profit rate increased 0.4% of revenue to 24.8% of revenue, up from 24.4% of revenue for the third quarter of fiscal 2003. The increase was primarily due to gross profit rate improvements within most major product categories and a less promotional environment in the Domestic segment compared with the same period one year ago. The gross profit rate improvements were a result of specific company initiatives to improve gross profit rates, including reducing markdowns, reducing product procurement and supply chain costs, improving product assortments and developing more effective promotions. These factors were partially offset by costs associated with Reward Zone, our customer loyalty program launched during the second quarter of fiscal 2004, and a more promotional environment in the International segment.

•      The SG&A rate declined 0.1% of revenue to 21.5% of revenue, down from 21.6% of revenue for the third quarter of fiscal 2003. The rate improvement was primarily due to expense leverage from the 8.6% comparable store sales gain and the addition of 72 stores in the past 12 months, as well as the realization of cost savings from our Efficient Enterprise strategy. In addition, our fiscal 2004 third quarter SG&A rate benefited from the sale of stock acquired in connection with a vendor co-marketing agreement. These factors were partially offset by investments made in our Customer Centricity initiative, increased incentive compensation expenses, a $13 million asset impairment charge and reduced funding from vendor alliance programs.

•      Net earnings from continuing and discontinued operations were $122 million, or $0.37 per diluted share, compared with net earnings of $59 million, or $0.18 per diluted share, for the third quarter of fiscal 2003. Net earnings for the third quarter of fiscal 2004 do not include results from discontinued operations as our interest in Musicland was sold on June 16, 2003, during our second fiscal quarter. Net earnings for the third quarter of fiscal 2003 included a loss from discontinued operations of $27 million, net of tax.

•      On December 17, 2003, we provided initial guidance for our fiscal 2004 fourth-quarter earnings from continuing operations of $1.34 to $1.39 per diluted share. We also reiterated our fiscal 2004 full-year estimate for earnings from continuing operations of $2.35 to $2.40 per diluted share.

Consolidated

The following table presents unaudited selected consolidated financial data ($ in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	November 29, 2003	November 30, 2002	November 29, 2003	November 30, 2002
Revenue	$6,034	$5,131	$16,098	$13,957
Comparable store sales % change (1)	8.6%	0.7%	5.8%	3.1%
Gross profit as a % of revenue	24.8%	24.4%	25.2%	25.0%
SG&A as a % of revenue	21.5%	21.6%	21.8%	22.1%
Operating income	$202	$140	$545	$398
Operating income as a % of revenue	3.3%	2.8%	3.4%	2.9%
Earnings from continuing operations	$122	$86	$331	$244
Loss from discontinued operations, net of tax (2)	—	(27)	(95)	(374)
Cumulative effect of change in accounting principles, net of tax (3)	—	—	—	(82)
Net earnings (loss)	$122	$59	$236	$(212)
Diluted earnings per share — continuing operations	$0.37	$0.27	$1.01	$0.75
Diluted earnings (loss) per share	$0.37	$0.18	$0.72	$(0.65)

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

In the third quarter of fiscal 2004, we refined our methodology for calculating our comparable store sales percentage change. It now reflects the impact of non-point-of-sale (non-POS) revenue transactions, including delivery revenue, mail-in rebates and costs associated with Reward Zone, our customer loyalty program. Previously, our comparable store sales calculation was based on store POS revenue. The comparable store sales percentage changes for the third quarter and nine-month period ended November 29, 2003, have been computed based on the refined methodology. We refined our comparable store sales calculation methodology in light of changes in our business. Comparable store sales for the prior fiscal year periods have not been computed using the refined methodology. Refining the methodology for calculating our comparable store sales percentage change did not impact previously reported revenue, earnings or cash flow.

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

(3) In the first quarter of fiscal 2003, we recorded an after-tax, non-cash impairment charge of $40 million for the full write-off of goodwill related to our acquisition of Magnolia Audio Video, resulting from the adoption of SFAS No. 142, effective March 3, 2002. Also effective March 3, 2002, we changed our method of accounting for vendor allowances in accordance with EITF No. 02-16, resulting in an after-tax, non-cash charge of $42 million.

Earnings from continuing operations were $122 million for the third quarter of fiscal 2004, or $0.37 per diluted share, a 42% increase from $86 million, or $0.27 per diluted share, for the third quarter of fiscal 2003. For the first nine months of fiscal 2004, earnings from continuing operations were $331 million, or $1.01 per diluted share, compared with $244 million, or $0.75 per diluted share, for the same period one year ago. For the quarter, the increase in earnings from continuing operations reflects an increase in revenue, including a comparable store sales gain of 8.6%, an increase in the gross profit rate and, to a lesser extent, a decrease in the SG&A rate. For the nine-month period, the increase in earnings from continuing operations is primarily due to revenue growth, including a comparable store sales gain of 5.8%, and to a 0.3% of revenue decrease in the SG&A rate.

Revenue for the third quarter of fiscal 2004 increased 18% to $6.0 billion, compared with $5.1 billion for the third quarter of the prior fiscal year. For the first nine months of fiscal 2004, revenue increased 15% to $16.1 billion, compared with $14.0 billion for the same period of fiscal 2003. The comparable store sales gains accounted for approximately half of the revenue increase for the quarter and approximately two-fifths of the revenue increase for the nine-month period. The addition of 72 stores in the past 12 months accounted for approximately two-fifths of the revenue increase for the quarter and approximately half of the revenue increase for the first nine months of fiscal 2004. The remainder of the revenue increase for both the quarter and nine-month period was due to the effect of changes in foreign currency exchange rates. The fiscal third-quarter comparable store sales gain was driven by higher customer traffic in our stores, primarily due to increased consumer confidence, demand for digital products and effective promotions, all of which contributed to our fiscal third-quarter market share gains. Products having the largest impact on our fiscal third quarter comparable store sales gain included notebook and desktop computers, digital televisions, DVD movies, digital cameras, CDs, digital camcorders and MP3 players. The increase in notebook computers and desktop computers reflects market share gains as well as customers’ increased desire to upgrade their home computers. The increase in digital products reflects the continued consumer migration to, and increased affordability of, digital products. Digital products accounted for 27% of the revenue mix for the third quarter of fiscal 2004, up from 23% for the same period one year ago. Domestic and International segment revenue increased 15% and 42%, respectively, for the third quarter of fiscal 2004 compared with the prior year.

Our gross profit rate improved to 24.8% of revenue for the third quarter of fiscal 2004, compared with 24.4% of revenue for the third quarter of the prior fiscal year. For the first nine months of fiscal 2004, our gross profit rate increased slightly to 25.2% of revenue, compared with 25.0% of revenue for the same period in the prior fiscal year. For the third quarter, the increase was primarily due to gross profit rate improvements within most major product categories and a less promotional environment in the Domestic segment. The gross profit rate improvements were primarily the result of specific company initiatives to improve gross profit rates, including reducing markdowns, reducing product procurement and supply chain costs, improving product assortments and developing more effective promotions. These factors were partially offset by costs associated with Reward Zone, our customer loyalty program that was introduced nationally during the second quarter of fiscal 2004, and a more promotional environment in the International segment. For the nine-month period ended November 29, 2003, the 0.2% of revenue increase in the gross profit rate was primarily due to the same factors affecting the third quarter, offset by a more promotional environment in both the Domestic and International segments in the first quarter of the current fiscal year.

During the second quarter of fiscal 2004, we launched Reward Zone, our customer loyalty program. Under the terms of the program members earn points for each purchase completed at U.S. Best Buy stores.  After earning the required point total, members are awarded a $5 certificate that may be redeemed on future purchases. Certificates awarded to Reward Zone members expire 90 days after issuance. In accordance with EITF No. 00-22, Accounting for “Points” and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future, points earned by Reward Zone members are recorded as a liability and a reduction of revenue. EITF No. 00-22 requires companies to obtain a reasonable amount of history prior to adjusting the liability for the percentage of incentive offers that will not be redeemed. Our fiscal 2004 second-quarter revenue and earnings were reduced by the redemption value of all points earned during the quarter as we did not yet have sufficient history to estimate the percentage of certificates that would be redeemed prior to expiration.

During the third quarter of fiscal 2004, we obtained a reasonable amount of Reward Zone redemption history and adjusted the liability for the percentage of points that are projected to be redeemed prior to expiration. The adjustment related to Reward Zone points earned during the second quarter favorably impacted third-quarter revenue, gross profit and operating income by approximately $8 million, before tax.

The SG&A rate decreased to 21.5% of revenue for the third quarter of fiscal 2004, compared with 21.6% of revenue for the third quarter of the prior fiscal year. For the first nine months of fiscal 2004, the SG&A rate decreased to 21.8% of revenue, compared with 22.1% of revenue for the same period of fiscal 2003. For the third quarter and first nine months of fiscal 2004, the SG&A rate benefited from expense leverage generated from the comparable store sales gains and new stores opened in the past 12 months, as well as the realization of cost savings from our Efficient Enterprise strategy. The SG&A rates for the third quarter and the first nine months of fiscal 2004 also benefited from a one-time gain of approximately $5 million, before tax, associated with the sale of stock received in connection with a vendor co-marketing agreement. These factors were partially offset by investments made in our Customer Centricity initiative; increased incentive compensation as a result of improved year-over-year financial performance and restricted stock grants awarded pursuant to our new long-term incentive compensation program; an asset impairment charge of approximately $13 million, before tax; and reduced funding received from vendor alliance programs.

The asset impairment charge of approximately $13 million, before tax, was related to certain supply chain management software. During the third quarter of fiscal 2004, we completed a thorough assessment of our ongoing needs and the capabilities of the current software. Based on the assessment, we elected to replace the software that had been used with software that we believe provides greater functionality.

On August 21, 2003, we announced the launch of a new long-term incentive program for certain U.S. employees designed to help us attract and retain the best employees and to better align employee interests with those of our shareholders. Under the terms of the new program, which began in November 2003, eligible employees may receive a mix of restricted stock and stock options issued pursuant to existing shareholder-approved plans. Shares of restricted stock vest at the end of a three-year incentive period based on our total return to shareholders compared with companies that comprise the S&P 500. In accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, compensation expense under the new program is recognized each reporting period based on the number of shares expected to ultimately vest, our stock price and the vesting period.  For the third quarter of fiscal 2004, we recognized $1 million, before tax, in compensation expense associated with restricted stock awards granted pursuant to the new long-term incentive program. Stock options are also accounted for in accordance with APB Opinion No. 25, consistent with the accounting treatment for options previously granted pursuant to our stock options plans. Accordingly, no compensation expense is recognized for stock options as the exercise price equals the stock price on the date of grant. The new program is expected to result in less shareholder dilution for existing shareholders.

Segment Performance

Domestic

The following table presents unaudited selected financial data for the Domestic segment ($ in millions):

	Three Months Ended		Nine Months Ended
	November 29, 2003	November 30, 2002	November 29, 2003	November 30, 2002
Revenue	$5,430	$4,707	$14,619	$12,892
Revenue as a % of total Company revenue	90%	92%	91%	92%
Comparable stores sales % change (1)	9.0%	0.7%	6.0%	3.1%
Gross profit as a % of revenue	24.9%	24.4%	25.3%	25.0%
SG&A as a % of revenue	21.2%	21.2%	21.5%	21.8%
Operating income	$202	$146	$555	$411
Operating income as a % of revenue	3.7%	3.1%	3.8%	3.2%

(1) Comprised of revenue at stores and Internet sites operating for at least 14 full months, as well as remodeled and expanded locations. Relocated stores are excluded from the comparable store sales calculation until at least 14 full months after reopening.

In the third quarter of fiscal 2004, we refined our methodology for calculating our comparable store sales percentage change. It now reflects the impact of non-POS revenue transactions, including delivery revenue, mail-in rebates and costs associated with Reward Zone, our customer loyalty program. Previously, our comparable store sales calculation was based on store POS revenue. The comparable store sales percentage changes for the third quarter and nine-month period ended November 29, 2003, have been computed based on the refined methodology. We refined our comparable store sales calculation methodology in light of changes in our business. Comparable store sales for the prior fiscal year periods have not been computed using the refined methodology. Refining the methodology for calculating our comparable store sales percentage change did not impact previously reported revenue, earnings or cash flow.

The following table presents the third-quarter Domestic comparable store sales percent change for the past two fiscal years:

	Three Months Ended		Nine Months Ended
	November 29, 2003	November 30, 2002	November 29, 2003	November 30, 2002
U.S. Best Buy stores	9.0%	0.7%	6.1%	3.1%
Magnolia Audio Video stores	5.8%	2.9%	0.5%	(3.6)%
Total	9.0%	0.7%	6.0%	3.1%

The following table reconciles Domestic stores open at the beginning and end of the third quarter of fiscal 2004:

	Total Stores at Beginning of Third Quarter Fiscal 2004	Stores Opened	Stores Closed	Total Stores at End of Third Quarter Fiscal 2004
U.S. Best Buy stores	566	34	—	600
Magnolia Audio Video stores	20	2	—	22
Total	586	36	—	622

Note: During the third quarter of fiscal 2004, two U.S. Best Buy stores were relocated and one store was remodeled or expanded. In addition, Magnolia Audio Video remodeled or expanded eight stores during the third quarter of fiscal 2004.

The following table reconciles Domestic stores open at the beginning and end of the third quarter of fiscal 2003:

	Total Stores at Beginning of Third Quarter Fiscal 2003	Stores Opened	Stores Closed	Total Stores at End of Third Quarter Fiscal 2003
U.S. Best Buy stores	515	31	—	546
Magnolia Audio Video stores	16	3	—	19
Total	531	34	—	565

Note: During the third quarter of fiscal 2003, two U.S. Best Buy stores were relocated and one store was remodeled or expanded. Magnolia Audio Video did not relocate, remodel or expand any stores during the third quarter of fiscal 2003.

For the third quarter of fiscal 2004, Domestic operating income increased to $202 million, or 3.7% of revenue, compared with $146 million, or 3.1% of revenue, for the third quarter of the prior fiscal year. For the first nine months of fiscal 2004, Domestic operating income was $555 million, or 3.8% of revenue, compared with $411 million, or 3.2% of revenue, for the same period of fiscal 2003. The Domestic segment operating income improvement for the third quarter was driven by a combination of revenue gains and a 0.5% of revenue improvement in the gross profit rate. The Domestic segment third-quarter SG&A rate was unchanged at 21.2% of revenue compared with the same quarter of the prior fiscal year. The improvement in the operating income rate for the first nine months of fiscal 2004 was primarily due to revenue growth and improvements in both the gross profit rate and the SG&A rate.

Domestic revenue was $5.4 billion for the third quarter of fiscal 2004, a 15% increase compared with fiscal 2003 third-quarter revenue of $4.7 billion. For the first nine months of fiscal 2004, Domestic revenue increased 13% to $14.6 billion, compared with $12.9 billion for the same period of the prior fiscal year. For the quarter, approximately three-fifths of the revenue increase was due to the 9.0% comparable store sales gain. The remainder of the revenue increase resulted from the addition of 54 U.S. Best Buy stores and three Magnolia Audio Video stores in the past 12 months. For the nine-month period, approximately three-fifths of the revenue increase was due to the addition of new stores, while the remainder of the increase was attributable to the 6.0% comparable store sales gain. Revenue and comparable store sales for the third fiscal quarter and first nine months of fiscal 2004 also benefited from revenue gains at our Domestic Internet sites.

The fiscal third-quarter comparable store sales gain was driven by higher customer traffic both in our stores and on our Internet sites, which was primarily due to increased consumer confidence, demand for digital products and effective promotions, all of which contributed to our fiscal third-quarter market share gains. All four major product categories experienced positive comparable store sales gains for the third quarter. The low double-digit comparable store sales gain in the home office category for the fiscal third quarter was primarily driven by sales of personal computers, computer networking products and MP3 players, partially offset by softer sales of printers, PDAs and scanners. An increase in revenue from notebook computers and networking products reflects consumers’ growing preference for portability, while the increase in desktop computers reflects the customers’ increased desire to upgrade their home computers. For the fiscal third quarter, the entertainment software category had a high single-digit comparable store sales gain, fueled by our new-releases and improved assortments in both DVD movies and CDs, partially offset by a comparable store sales decline in video game hardware. The mid-single digit comparable store sales gain in consumer electronics was primarily driven by sales of digital TVs, cameras and camcorders, reflecting continued consumer migration to, and increased affordability of, digital products, partially offset by declines in sales of analog TVs. The appliance category posted a comparable store sales gain in the low-single digits for the quarter, the first quarterly comparable store sales increase since the fourth quarter of fiscal 2000, primarily benefiting from an increased assortment in higher-end laundry products, refrigerators and dishwashers, as well as effective promotions.

The third-quarter Domestic gross profit rate increased to 24.9% of revenue in fiscal 2004, compared with 24.4% of revenue for the same period in fiscal 2003. For the first nine months of fiscal 2004, the Domestic gross profit rate was 25.3% of revenue, an increase from 25.0% of revenue for the same period in the prior fiscal year. For the quarter, the increase in the gross profit rate was primarily due to gross profit rate improvements within most major product categories and a less promotional environment compared with the same period one year ago. The gross profit rate improvements were primarily the result of specific company initiatives to improve gross profit rates, including reducing markdowns, reducing product procurement and supply chain costs, improving product assortments and developing more effective promotions. These factors were partially offset by costs associated with Reward Zone, our customer loyalty program launched during the second quarter of fiscal 2004. For the nine-month period, the gross profit rate increase of 0.3% of revenue was due to the same factors affecting the third quarter, offset by a more promotional environment in the first quarter of the current fiscal year.

During the third quarter of fiscal 2004, we adjusted the Reward Zone liability for the percentage of certificates that are projected to be redeemed prior to expiration. The adjustment related to Reward Zone points earned during the second quarter favorably impacted third-quarter revenue, gross profit and operating income by approximately $8 million, before tax.

The Domestic SG&A rate was unchanged at 21.2% of revenue for the third quarter of fiscal 2004 compared with the third quarter of the prior fiscal year. For the first nine months of fiscal 2004, the SG&A rate declined to 21.5% of revenue compared with 21.8% of revenue for the same period one year ago. For the quarter, the SG&A rate benefited from expense leverage resulting from the 9.0% comparable store sales gain, the addition of 54 U.S. Best Buy stores and three Magnolia Audio Video stores in the past 12 months, and the realization of cost savings from our Efficient Enterprise strategy. In addition, the sale of stock acquired in connection with a vendor co-marketing agreement reduced the fiscal 2004 third quarter SG&A rate by approximately 0.1% of revenue. These factors were offset by expenses associated with our Customer Centricity initiative, increased incentive compensation as a result of improved year-over-year financial performance and restricted stock grants awarded pursuant to our new long-term incentive compensation program, as well as the $13 million, before tax, asset impairment charge.  For the nine-month period, the SG&A rate was impacted by the same factors impacting the third quarter. However, the nine-month period SG&A rate decreased by 0.3% of revenue, compared with the same period of the prior fiscal year, primarily due to the reduced impact Customer Centricity expenses and incentive compensation expenses had on the nine-month period.

International

The following table presents unaudited selected financial data for the International segment ($ in millions):

	Three Months Ended		Nine Months Ended
	November 29, 2003	November 30, 2002	November 29, 2003	November 30, 2002
Revenue	$604	$424	$1,479	$1,065
Revenue as a % of total Company revenue	10%	8%	9%	8%
Comparable stores sales % change (1)	4.0%	3.8%	3.0%	6.4%
Gross profit as a % of revenue	24.3%	24.4%	24.3%	25.0%
SG&A as a % of revenue	24.3%	25.7%	25.0%	26.2%
Operating loss	$0	$(6)	$(10)	$(13)
Operating loss as a % of revenue	0.0%	(1.3)%	(0.7)%	(1.2)%

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

In the third quarter of fiscal 2004, we refined our methodology for calculating our comparable store sales percentage change. It now reflects the impact of non-POS revenue transactions, including delivery revenue and mail-in rebates. Previously, our comparable store sales calculation was based on store POS revenue. The comparable store sales percentage changes for the third quarter and nine-month period ended November 29, 2003, have been computed based on the refined methodology. We refined our comparable store sales calculation methodology in light of changes in our business. Comparable store sales for the prior fiscal year periods have not been computed using the refined methodology. Refining the methodology for calculating our comparable store sales percentage change did not impact previously reported revenue, earnings or cash flow.

The following table reconciles International stores open at the beginning and end of the third quarter of fiscal 2004:

	Total Stores at Beginning of Third Quarter Fiscal 2004	Stores Opened	Stores Closed	Total Stores at End of Third Quarter Fiscal 2004
Future Shop stores	106	2	—	108
Canadian Best Buy stores	14	5	—	19
Total	120	7	—	127

Note: Five Future Shop stores were relocated during the third quarter of fiscal 2004. No other stores in the International segment were relocated, remodeled or expanded during the third quarter of fiscal 2004.

The following table reconciles International stores open at the beginning and end of the third quarter of fiscal 2003:

	Total Stores at Beginning of Third Quarter Fiscal 2003	Stores Opened	Stores Closed	Total Stores at End of Third Quarter Fiscal 2003
Future Shop stores	100	4	—	104
Canadian Best Buy stores	1	7	—	8
Total	101	11	—	112

Note: Four Future Shop stores were relocated during the third quarter of fiscal 2003. No other stores in the International segment were relocated, remodeled or expanded during the third quarter of fiscal 2003.

The International segment broke even for the third quarter of fiscal 2004, compared with a third-quarter operating loss of $6 million in fiscal 2003. For the first nine months of fiscal 2004, the International segment incurred an operating loss of $10 million, compared with an operating loss of $13 million for the same period last fiscal year. The operating loss rate for the third quarter and first nine months of fiscal 2004 improved by 1.3% of revenue and 0.5% of revenue, respectively, compared with the same periods of fiscal 2003. The improvement in operating performance for the third quarter and nine-month period resulted from revenue gains and a reduction in the SG&A rate, partially offset by a lower gross profit rate. Foreign currency exchange rates did not have a significant impact on the International segment’s operating results. Due to the seasonal nature of its business, the International segment generally derives a high proportion of its annual earnings in the fiscal fourth quarter.

International revenue increased 42% for the third quarter of fiscal 2004 to $604 million, compared with $424 million for the third quarter of fiscal 2003. Excluding the effect of changes in foreign currency exchange rates, International revenue would have increased 21% for the third quarter of fiscal 2004 compared with the same period of the prior fiscal year. The addition of four Future Shop stores and 11 Canadian Best Buy stores in the past 12 months accounted for approximately four-fifths of the revenue increase for the third-quarter of fiscal 2004, excluding the effect of changes in foreign currency exchange rates. The remainder of the fiscal third quarter revenue increase, excluding the effect of changes in foreign currency exchange rates, was due to the 4.0% comparable store sales gain. Comparable store sales for the third quarter of fiscal 2004 were primarily driven by strength in sales of DVD movies, notebook computers and digital televisions. For the first nine months of fiscal 2004, International revenue increased 39% to $1.5 billion, compared with $1.1 billion for the same period of fiscal 2003. Excluding the effect of changes in foreign currency exchange rates, International revenue would have increased 22% for the first nine months of fiscal 2004 compared with the same period last fiscal year. For the first nine months of fiscal 2004, more than four-fifths of the revenue increase, excluding the effect of changes in foreign currency exchange rates, was due to new store additions and the remainder resulted from the 3.0% comparable store sales gain. Revenue and comparable store sales for the third fiscal quarter and first nine months of fiscal 2004 also benefited from revenue gains at our International Internet site.

The International gross profit rate was 24.3% of revenue for the third quarter of fiscal 2004, down slightly from 24.4% of revenue for the third quarter of fiscal 2003. For the nine-month period, the International gross profit rate decreased to 24.3% of revenue compared with 25.0% of revenue for the same period in the prior fiscal year. The decline in the gross profit rates for both the quarter and nine-month period were primarily due to increased promotional activity compared with the same periods of the prior fiscal year, including higher customer financing expenses. In response to the opening of Best Buy stores in Canada, our International segment competitors increased their promotional offerings, resulting in additional pressure on our gross profit rate.

The International SG&A rate declined to 24.3% of revenue for the third quarter of fiscal 2004, compared with 25.7% of revenue for the third quarter of fiscal 2003. For the first nine months of fiscal 2004, the International SG&A rate was 25.0% of revenue, a decrease from 26.2% of revenue for the same period of fiscal 2003. The SG&A rate decline for both the third quarter and nine-month period was primarily driven by expense leverage as a result of the higher revenue base.  In addition, the International segment realized improved operating efficiencies and reduced its use of outside consulting services.

Discontinued Operations

The following table presents unaudited selected financial data for Discontinued Operations ($ in millions):

	Three Months Ended		Nine Months Ended
	November 29, 2003	November 30, 2002	November 29, 2003	November 30, 2002
Revenue	$—	$374	$354	$1,142
Operating loss	—	(43)	(46)	(91)
Interest expense	—	(1)	—	(3)
Loss before income tax benefit	—	(44)	(46)	(94)
Income tax benefit	—	17	17	36
Loss before loss on disposal of discontinued operations and the cumulative effect of accounting changes, net of tax	—	(27)	(29)	(58)
Loss on disposal of discontinued operations, net of tax	—	—	(66)	—
Cumulative effect of changes in accounting principles, net of tax (1)	—	—	—	(316)
Loss from discontinued operations, net of tax	$—	$(27)	$(95)	$(374)

(1) In the first quarter of fiscal 2003, we recorded an after-tax, non-cash impairment charge of $308 million for the full write-off of goodwill related to our acquisition of Musicland, resulting from the adoption of SFAS No. 142, effective on March 3, 2002. In addition, we recorded an after-tax, non-cash charge of $8 million for the change in our method of accounting for vendor allowances in accordance with EITF No. 02-16.

See the Overview section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information regarding the sale of our interest in Musicland.

Consolidated

Net Interest Expense

Net interest expense was $4 million and $9 million for the third quarter and the first nine months of fiscal 2004, respectively, compared with net interest expense of $0 million and $1 million for the third quarter and first nine months, respectively, of fiscal 2003. The increase in net interest expense for the third quarter and first nine months of fiscal 2004 was primarily a result of the impact of lower interest income resulting from lower short-term investment yields, partially offset by higher average cash balances. In addition, interest related to the construction of our new corporate campus was capitalized during fiscal 2003. For additional information regarding net interest expense, refer to note 4 of the Notes to Consolidated Condensed Financial Statements in this Quarterly Report on Form 10-Q.

Effective Income Tax Rate

Our effective income tax rate decreased to 38.3% for the third quarter and first nine months of fiscal 2004, down from 38.7% for the corresponding periods of fiscal 2003, mainly due to our lower effective state income tax rate in the current fiscal year.

Liquidity and Capital Resources

Summary

We believe our financial condition remained strong at the end of the third quarter of fiscal 2004. Cash and cash equivalents totaled $1.8 billion, compared with $1.9 billion at the end of fiscal 2003 and $1.1 billion at the end of last year’s third fiscal quarter. Our current ratio, calculated as current assets divided by current liabilities, was 1.20 compared with 1.28 at the end of fiscal 2003 and 1.13 one year ago. Our long-term debt-to-capitalization ratio was 22% at the end of the third quarter of fiscal 2004, a decrease from 23% at the end of fiscal 2003 and from 26% at the end of the third quarter of fiscal 2003. The decrease in the long-term debt-to-capitalization ratio at the end of the third quarter of fiscal 2004 was primarily due to an increase in shareholders’ equity resulting from higher net earnings, partially offset by accrued dividends and share repurchases.

Cash Flows

Cash provided by operating activities for the first nine months of fiscal 2004 totaled $387 million compared with $39 million used in operating activities for the same period last year. The improvement is primarily due to an increase in earnings from continuing operations and a decrease in cash used by changes in operating assets and liabilities. Earnings from continuing operations were $331 million for the first nine months of fiscal 2004, an increase from $244 million for the first nine months of fiscal 2003. Substantially all of the changes in operating assets and liabilities were due to changes in merchandise inventories, accounts payable and other liabilities. Inventory levels increased primarily due to the addition of new stores and changes in product mix, including expanded assortments of digital televisions and notebook computers. In addition, the increased inventory levels reflect both our efforts to improve our in-stock positions in product categories that have been driving our growth as well as our anticipation of a robust holiday selling season. Accounts payable increased primarily due to the increase in inventory; however, the timing of vendor payments also impacted accounts payable. Accrued compensation and related expenses increased primarily due to growth of the business, higher incentive compensation resulting from our improved operating performance and increased payroll withholdings associated with our new employee stock purchase plan. Accrued liabilities increased primarily due to growth of the business. The increase in dividends payable reflects the accrual of our first-ever cash dividend. Income taxes payable decreased primarily due to the tax benefits resulting from the sale of our interest in Musicland, partially offset by increased tax expense resulting from our improved financial performance.

Cash used in investing activities was $444 million for the first nine months of fiscal 2004, compared with $557 million for the first nine months of the prior fiscal year. The change was primarily due to reduced capital spending for the first nine months of fiscal 2004 as a result of completing construction of our new corporate campus in April 2003 and the timing of new store development.

Cash provided by financing activities was $21 million for the first nine months of fiscal 2004, compared with $42 million for the same period in the prior fiscal year. The change was primarily due to increased proceeds from the issuance of common stock in connection with employee equity-based compensation programs, offset by $60 million of common stock repurchases during the first nine months of fiscal 2004.

Sources of Liquidity

Funds generated by operations and existing cash and cash equivalents continue to be our most significant sources of liquidity. Based on current levels of operations, we believe funds generated from the expected results of continuing operations and available cash and cash equivalents will be sufficient to finance our anticipated expansion plans, growth initiatives and quarterly dividend payments.  In addition, our revolving credit facilities are available for additional working capital needs and investment opportunities. There can be no assurance, however, that we will continue to generate cash flow at or above current levels or that we will be able to maintain our ability to borrow under the revolving credit facilities. Our liquidity is not dependent on the use of off-balance sheet financing arrangements other than in connection with our operating leases.

Pursuant to the terms of the Musicland sale agreement, an affiliate of Sun Capital Partners Inc. acquired all of Musicland’s liabilities, including approximately $500 million in lease obligations. During the second quarter of fiscal 2004, we purchased new point-of-sale equipment totaling $26 million financed pursuant to a capital lease agreement. Other than the aforementioned assumption of lease obligations by the buyer of Musicland and the new capital lease agreement, there have been no significant changes in our contractual obligations since the end of fiscal 2003.

We have a $200 million unsecured revolving credit facility scheduled to mature in March 2005. We also have a $200 million inventory financing line. Borrowings under this line are collateralized by a security interest in certain merchandise inventories approximating the outstanding borrowings. In addition, we have a $37 million unsecured credit facility related to International operations that matured in September 2003. The lender has agreed to extend the terms of the original credit facility agreement to June 30, 2004, while we negotiate the renewal of the $37 million unsecured credit facility.

Our credit ratings currently are as follows:

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

On October 21, 2003, we announced that our Board of Directors had declared a cash dividend of $0.30 per share of outstanding common stock and, thereafter, a quarterly dividend of $0.10 per share, subject to legal and contractual restrictions. The first dividend payment for an aggregate total of $97 million based on 324,804,000 common shares outstanding as of the record date, November 18, 2003, was paid on December 9, 2003. A quarterly dividend of $0.10 per share of outstanding common stock is expected to be paid on January 28, 2004, to shareholders of record as of the close of business on January 7, 2004. Beginning in fiscal 2005, the Company expects to pay a regular quarterly dividend which is currently $0.10 per share of outstanding common stock. Based on the expected number of outstanding shares of common stock and the current dividend rate, we anticipate distributing approximately $130 million in dividends in fiscal 2005. We plan to fund the dividend payments using cash provided by future operating activities and existing cash and cash equivalents, which totaled $1.8 billion at November 29, 2003.

On October 21, 2003, we also announced our intent to commence purchasing shares of our common stock pursuant to the $400 million share repurchase program authorized by the Company’s Board of Directors in fiscal 2000. In the fiscal third quarter and first nine months of fiscal 2004, 1.0 million shares were purchased and retired at a cost of $60 million.  Since the Board of Directors authorized the share repurchase program in fiscal 2000, 3.9 million shares have been purchased and retired at a cost of $160 million.  We consider several factors in determining when to make share repurchases, including among other things, our cash needs and the market price of the stock. There is no expiration date governing the period over which we can make our share repurchases. Cash provided by future operating activities, as well as existing cash and cash equivalents are the expected sources of funding for the share repurchase program.

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
August 31, 2003 through October 4, 2003	—	$—	—	$300,000,000
October 5, 2003 through November 1, 2003	—	—	—	300,000,000
November 2, 2003 through November 29, 2003	1,027,523	58.39	1,027,523	240,000,000
Total Fiscal 2004 Third Quarter	1,027,523	$58.39	1,027,523	$240,000,000

Debt and Capital

The increase in the amount of debt outstanding as of November 29, 2003, compared with the end of fiscal 2003, was primarily due to the purchase of new point-of-sale equipment financed pursuant to a capital lease agreement and accretion in value of some of our convertible debentures. See our Annual Report on Form 10-K for the year ended March 1, 2003, for additional information regarding our debt and capital.

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

Outlook for the Full Year and Fourth Quarter of Fiscal 2004

The following section should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended March 1, 2003.

On December 17, 2003, we reiterated our fiscal 2004 full-year estimate for earnings from continuing operations of $2.35 to $2.40 per diluted share. Our full-year estimate reflects our performance for the first nine months of fiscal 2004, a stable-to-improving economic environment, and a continuation of the factors that improved our gross profit rate and reduced our SG&A rate for the first nine months of fiscal 2004.

Looking forward to the fourth quarter, we are projecting earnings from continuing operations of $1.34 to $1.39 per diluted share compared with $1.16 per diluted share for the fourth quarter of fiscal 2003. Due to the seasonality of our business, December operating results have a disproportionate impact on our fourth-quarter financial results. We are scheduled to release our December revenue results and provide updated guidance, if any, on January 8, 2004.

We expect fourth-quarter revenue growth from continuing operations of 17% to 19% over the same period last year, reflecting the impact of new stores and a 6.0% to 8.0% comparable store sales increase.

We are forecasting that our gross profit rate will increase by 0.1% to 0.2% of revenue for the fourth fiscal quarter compared with the same quarter of the prior fiscal year. Our gross profit rate is expected to continue to benefit from the same factors that contributed to the gross profit rate improvement for the first nine months of fiscal 2004. The gross profit rate improvements are expected to be partially offset by costs associated with Reward Zone, our customer loyalty program. However, we expect to generate incremental gross profit dollars as a result of increased revenue driven by our customer loyalty program.

The SG&A rate for the fourth fiscal quarter is expected to be essentially flat compared with the same period in the prior fiscal year as the expense leverage resulting from the projected comparable store sales increase and larger base of stores is offset by the continued investment in Customer Centricity and higher incentive compensation resulting from the improved operating performance and our new long-term incentive program.

In the fourth quarter of fiscal 2004, we anticipate incurring approximately $5 million, before tax, of additional compensation expense associated with restricted stock grants issued pursuant to our new long-term incentive program, which would result in total fiscal 2004 compensation expense of $6 million, before-tax, from the program. As discussed previously, the new long-term incentive program is expected to result in less shareholder dilution.

Capital expenditures for fiscal 2004 are expected to be approximately $650 million, a decrease from our previous guidance of $700 million outlined in our Annual Report on Form 10-K for the fiscal year ended March 1, 2003.

At the end of the third quarter of fiscal 2004, we had $489 million of goodwill, primarily in our International segment relating to our acquisition of Future Shop. In addition, the International segment also had $38 million of intangible assets relating to the value of the Future Shop trade name. During the fourth quarter of fiscal 2004, in accordance with SFAS No. 142, we began the annual impairment test of our International segment’s goodwill and trade name. While the results of the annual impairment test will not be known until the end of our fiscal fourth quarter, we do not believe either the goodwill or trade name is impaired. However, if unanticipated events impact this segment for an extended period of time, it could result in future impairment charges. In addition, the value of the Future Shop trade name is based on the continuation of our dual-branding strategy in Canada. If we ever were to abandon this strategy and the Future Shop trade name, it would result in future impairment charges.

Our outlook is based on certain assumptions regarding the future economic environment.  If the actual economic environment differs from our assumptions, it could have a material impact on our fiscal 2004 fourth-quarter operating results.

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

ITEM 4. CONTROLS AND PROCEDURES

Our management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended, (the 1934 Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the period covered by this report.

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We have been served with four purported class action lawsuits on behalf of persons who purchased the securities of Best Buy Co., Inc. between January 9, 2002, and August 7, 2002. The lawsuits, instituted in U.S. District Court for the District of Minnesota on November  20, December 12, December 16 and December 23, 2003, name Best Buy Co., Inc., its Chairman and its Chief Executive Officer as defendants. The plaintiffs allege that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, by making material misrepresentations between January 9, 2002, and August 7, 2002, which resulted in artificially inflated prices of the Company’s common stock.  Plaintiffs seek compensatory damages, costs and expenses.  We believe the allegations are without merit and intend to defend these actions vigorously.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

a.	Exhibits:

10.1 Best Buy Retirement Savings Plan 2003 Amendment and Restatement

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

(1)

Announcement of the appointment of Matthew H. Paull as a Class 2 director to the registrant’s Board of Directors, and his appointment to serve on its Audit Committee, and Finance and Investment Policy Committee, filed on September 8, 2003.

(2)

Announcement of: (i) the registrant’s revenue for the second fiscal quarter and six-month period ended August 30, 2003, and (ii) the registrant’s updated earnings outlook for the second fiscal quarter ended August 30, 2003, and for the fiscal year ending February 28, 2004, filed on September 8, 2003.

(3) Announcement of the registrant’s results of operations for the second fiscal quarter and six-month period ended August 30, 2003, filed on September 23, 2003.

(4) Announcement of the declaration of a cash dividend and expected repurchase of shares of the registrant’s common stock under a previously authorized share repurchase program, filed on October 23, 2003.

(5)

Announcement that the registrant had received notice of and was served with a shareholder lawsuit filed on November 20, 2003, in the U.S. District Court in Minneapolis alleging violations of Sections 10(b) and 20(a), and Rule 10b-5 of the Securities Exchange Act of 1934, filed on November 24, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEST BUY CO., INC.
(Registrant)

Date: January 5, 2004	By:	/s/ Darren R. Jackson
Darren R. Jackson
Executive Vice President — Finance and Chief Financial Officer (principal financial and accounting officer)