Form 10-K
period 2004-02-28
BEST BUY CO INC
filed 2004-04-29
CIK 764478

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 28, 2004
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-9595

BEST BUY CO., INC.
(Exact name of registrant as specified in its charter)

Minnesota State or other jurisdiction of incorporation or organization	41-0907483 (I.R.S. Employer Identification No.)
7601 Penn Avenue South Richfield, Minnesota (Address of principal executive offices)	55423 (Zip Code)

Registrant's telephone number, including area code 612-291-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.10 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). ☒ Yes ☐ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on August 29, 2003, was approximately $13.898 billion, computed by reference to the closing price on such date of $52.01 per share of the registrant's Common Stock, as reported on the New York Stock Exchange-Composite Index. (For purposes of this calculation all of the registrant's directors and executive officers are deemed affiliates of the registrant)

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes ☐ No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of April 3, 2004, the registrant had 325,337,000 shares of its Common Stock issued and outstanding.

Documents Incorporated by Reference

A portion of the Registrant's Annual Report to Shareholders for the fiscal year ended February 28, 2004 (Annual Report), is incorporated by reference into Part II. The portion of the Annual Report incorporated herein is Exhibit 13.1 to this report.

Portions of the Registrant's Definitive Proxy Statement dated May 17, 2004 (to be filed pursuant to Regulation 14A within 120 days after the Registrant's fiscal year end of February 28, 2004), for the regular meeting of shareholders to be held on June 24, 2004 (Proxy Statement), are incorporated by reference into Parts II and III.

Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act), provide a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their companies. With the exception of historical information, the matters discussed in this Annual Report on Form 10-K are forward-looking statements and may be identified by the use of words such as "believe," "expect," "anticipate," "plan," "estimate," "intend" and "potential." Such statements reflect our current view with respect to future events and are subject to certain risks, uncertainties and assumptions. A variety of factors could cause our actual results to differ materially from the anticipated results expressed in such forward-looking statements, including, among other things, general economic conditions, acquisitions and development of new businesses, product availability, sales volumes, profit margins, weather, foreign currency fluctuation, availability of suitable real estate locations, our ability to react to a disaster recovery situation, and the impact of labor markets and new product introductions on our overall profitability. Readers should review our Current Report on Form 8-K filed with the Securities and Exchange Commission (SEC) on March 18, 2004, that describes additional important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements made in this Annual Report on Form 10-K.

Exhibit Index:

  Exhibit 3.2
  Exhibit 4.1
  Exhibit 4.2
  Exhibit 4.3
  Exhibit 10.4
  Exhibit 12.1
  Exhibit 13.1
  Exhibit 21.1
  Exhibit 23.1
  Exhibit 31.1
  Exhibit 31.2
  Exhibit 32.1
  Exhibit 32.2

Part I

Item 1. Business.

Description of Business

We are a specialty retailer of consumer electronics, home-office products, entertainment software, appliances and related services. We operate retail stores and/or commercial Web sites under the brand names Best Buy (BestBuy.com and BestBuyCanada.ca), Future Shop (FutureShop.ca), Magnolia Audio Video (MagnoliaAV.com) and Geek Squad (GeekSquad.com), as well as an outlet store on eBay.

Our vision is to make life fun and easy for consumers. Our business strategy is to bring technology and consumers together in a retail environment that focuses on educating consumers on the features and benefits of technology and entertainment products, while maximizing overall profitability. We believe our stores offer consumers meaningful advantages in store environment, product value, product selection and customer service, all of which advance our objectives of enhancing our business model, gaining market share and improving profitability. During fiscal 2003, we adopted four strategic initiatives that we believe will further enhance our business model. Additional information on our strategic initiatives is included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report on Form 10-K.

We were incorporated in the state of Minnesota in 1966 as Sound of Music, Inc., and changed our name to Best Buy Co., Inc. in 1983. We began as an audio components retailer, and with the introduction of the videocassette recorder in the early 1980s, expanded into video products. In 1983, we revised our marketing strategy and began using mass-merchandising techniques, which included offering a wider variety of products and operating stores under a "superstore" concept. In 1989, we dramatically changed our method of retailing by introducing a self-service, noncommissioned, discount-style store concept designed to give the customer more control over the purchasing process.

In fiscal 2000, we established our first online shopping site, BestBuy.com. Our "clicks-and-mortar" strategy is designed to empower consumers to research and purchase products seamlessly either online or in retail stores. Our online shopping site offers products in all of our principal product categories. In fiscal 2004, we continued to make enhancements to improve the shopping experience on our Web sites.

The Best Buy store format has evolved to include more interactive displays and, for certain products, a higher level of customer service, with the latest version designed to increase labor efficiency and to improve merchandising. In fiscal 2000, we introduced a small-market Best Buy store concept that offers merchandise in the same product categories as larger stores, with a product assortment tailored to each respective community. In fiscal 2004, as part of our customer centricity initiative, we developed and tested several new store formats and customized the product offerings within these stores to meet the needs of our customers better.

Our International segment was established in connection with our acquisition of Future Shop Ltd. (Future Shop) in fiscal 2002. During fiscal 2003, we launched our dual-branding strategy in Canada by introducing the Best Buy brand. We continue to believe the Canadian market can support both brands.

Acquisitions

In the fourth quarter of fiscal 2001, we acquired the common stock of Magnolia Hi-Fi, Inc. (Magnolia Hi-Fi), a Seattle-based, high-end retailer of audio and video products, for $88 million in cash. We acquired Magnolia Hi-Fi to access an upscale customer segment. During fiscal 2004, Magnolia Hi-Fi began doing business as Magnolia Audio Video. We believe the new name and redesigned logo are more representative of

Magnolia Audio Video's image as an upscale retailer of high-end consumer electronics.

In the third quarter of fiscal 2002, we acquired all of the common stock of Future Shop for $377 million. The Future Shop acquisition marked our expansion into international operations and provided us with an opportunity to increase revenue, gain market share, leverage our operational expertise in consumer electronics retailing and increase shareholder value. Since the acquisition, we have continued to build on Future Shop's position as the leading consumer electronics retailer in Canada.

In the third quarter of fiscal 2003, we acquired all of the common stock of Geek Squad, Inc. (Geek Squad) for approximately $3 million. Geek Squad provides residential and commercial computer support services. We acquired Geek Squad to further our plans of providing technology support services to customers. As of February 28, 2004, Geek Squad service was available in seven markets and had in-store technicians in more than 20 U.S. Best Buy stores. By the end of fiscal 2005, we expect to have Geek Squad technicians available in the majority of our U.S. Best Buy stores. Geek Squad's operations were a very small part of our fiscal 2004 business. However, our goal is to make Geek Squad North America's largest provider of in-home computer repair and installation services, and we believe that over time it will become a more significant factor in our business.

All three acquisitions described above were accounted for using the purchase method. Under this method, net assets and results of operations of those businesses were included in our consolidated financial statements from their respective dates of acquisition.

In fiscal 2003, we put on hold any major acquisitions or expansion beyond North America to focus on our core business. During our fiscal 2004 fourth-quarter earnings conference call on March 31, 2004, we confirmed that we do not intend to make any material acquisitions for the next 18 months.

Additional information regarding our acquisitions is available in Note 3, Acquisitions, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

General Development of Business

During our fiscal year ended February 28, 2004, there were no significant changes to our corporate structure or material changes in our mode of conducting the business, except as follows:

Sale of Musicland

On June 16, 2003, we sold our interest in The Musicland Group, Inc. (Musicland) to an affiliate of Sun Capital Partners Inc. The affiliate of Sun Capital Partners Inc. assumed all of Musicland's liabilities, including approximately $500 million in lease obligations, in exchange for all of the capital stock of Musicland, and paid no cash consideration. The transaction also resulted in the transfer of all of Musicland's assets other than a distribution center in Franklin, Indiana, and selected nonoperating assets. The sale of our interest in Musicland resulted in an after-tax loss on the disposal of discontinued operations totaling $66 million. In connection with the sale, Musicland is purchasing transition support services from us for up to one year from the date of the sale, until Musicland is able to develop long-term providers for these services.

We acquired the common stock of Musicland Stores Corporation in the fourth quarter of fiscal 2001. The original strategy behind our Musicland acquisition was to bring Best Buy's core competencies in retailing consumer electronics to new consumer segments, including segments typically underserved by our Best Buy stores. However, the Musicland business did not meet our financial objectives. The sale of our interest in Musicland allows us to focus on our core business, which is our primary growth and profit driver. Musicland's financial results have been classified separately as discontinued operations in our consolidated financial statements for all periods presented.

Additional information regarding Discontinued Operations is included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Note 2, Discontinued Operations, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Unless otherwise noted, the following discussion relates to continuing operations only.

Financial Information
about Segments

During fiscal 2004, we operated two reportable segments: Domestic and International. The Domestic segment is comprised of U.S. Best Buy and Magnolia Audio Video operations. U.S. Best Buy stores offer a wide variety of consumer electronics, home-office equipment, entertainment software, appliances and related services. Magnolia Audio Video stores offer high-end audio and video products. The International segment is comprised of Future Shop and Best Buy operations in Canada. Future Shop and Canadian Best Buy stores offer products similar to those offered by U.S. Best Buy stores.

Additional information regarding our "Segment Performance" is included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report on Form 10-K. In addition, selected financial data for our segments is available in Note 10, Segments, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Reference is also made to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of this Annual Report on Form 10-K for a discussion regarding the risks associated with foreign operations.

Domestic Segment

Overview

U.S. Best Buy

At February 28, 2004, we operated 608 U.S. Best Buy stores in 48 states and the District of Columbia that averaged approximately 43,500 retail square feet. Collectively, U.S. Best Buy stores totaled approximately 26.4 million retail square feet at the end of fiscal 2004, or about 90% of the Company's total retail square footage. For fiscal 2004, U.S. Best Buy retail stores generated average revenue of approximately $38.6 million per store.

Magnolia Audio Video

At February 28, 2004, we operated 22 Magnolia Audio Video stores in California, Washington and Oregon that averaged approximately 10,000 retail square feet. Collectively, Magnolia Audio Video stores totaled approximately 218,000 retail square feet at the end of fiscal 2004, less than 1% of the Company's total retail square footage. For fiscal 2004, Magnolia Audio Video retail stores generated average revenue of approximately $6.5 million per store.

Operations

U.S. Best Buy

U.S. Best Buy stores follow a standardized and detailed operating procedure called Standard Operating Platform (SOP). The SOP includes procedures for inventory management, transaction processing, customer relations, store administration, product sales and merchandise display. All stores function in exactly the same manner under the SOP. During fiscal 2004, in conjunction with our customer centricity initiative, we began testing a new, Adaptive Operating Platform (AOP). The AOP decentralizes authority and allows the person closest to the customer to make informed decisions. This change may involve some variation in product offerings, staffing, promotions and store design.

U.S. Best Buy store operations are organized into three divisions. Each division is divided into regions and is under the supervision of a senior vice president who oversees store performance through regional vice presidents. Regional vice presidents have responsibility for a number of districts within their respective region. District managers monitor store operations and meet regularly with store managers to discuss merchandising, new product introductions, sales promotions, customer loyalty programs, employee satisfaction surveys and store operating performance. Similar meetings are conducted at the corporate level with divisional and regional management. Our Senior Vice President of retail operations has overall responsibility for retail store processing and operations, including labor management. Each district also has a loss prevention manager, with product security personnel employed at each store to control physical inventory losses. Advertising, merchandise buying and pricing, as well as inventory policies for U.S. Best Buy stores are centrally controlled.

U.S. Best Buy stores are generally open 75 hours per week, seven days a week. A store is typically staffed by one manager and four to five assistant managers. The average staff in each store ranges from 65 to 150 people, depending on store size and sales volume. Beginning in the first quarter of fiscal 2005, the management structure and store staffing levels of our U.S. Best Buy stores were adjusted and is now based on sales productivity. Previously, management structures and store staffing levels were based primarily on store size.

Magnolia Audio Video

Magnolia Audio Video stores are typically managed by a store manager, an audio/video sales manager and, if the store contains mobile products, a mobile electronics sales manager. Magnolia Audio Video stores are generally open 72 hours per week, seven days a week. Depending on an individual store's volume and product offerings, store staffing includes eight to 25 commissioned sales personnel, two to six commissioned mobile electronics installers and one to five sales support staff personnel. Corporate management for Magnolia Audio Video stores centrally controls advertising, merchandise buying and pricing, as well as inventory policies.

International Segment

Overview

At February 28, 2004, we operated 108 Future Shop stores throughout all Canadian provinces and 19 Canadian Best Buy stores in Ontario, Alberta and Manitoba. Collectively, International stores totaled approximately 2.8 million retail square feet, or about 10% of the Company's total retail square footage, as of the end of fiscal 2004. For fiscal 2004, International retail stores generated average revenue of approximately $19.4 million per store.

The dual-branding strategy allows us to retain Future Shop's brand equity and attract more customers by offering a choice of store experiences. As we expand the presence of Best Buy stores in Canada, we expect to gain operating efficiencies through the leveraging of our capital investments, supply chain management, advertising, merchandising and administrative functions. Our goal is to reach differentiated customers with each brand by giving them the unique shopping experiences they desire. The primary differences between our two Canadian brands are:

  In-store experience — The customer's interaction with store employees is different at each of the two brands. Future Shop stores have commissioned sales associates who take a more proactive role in assisting customers. Through their expertise and attentiveness, the sales associate drives the transaction. In contrast, Canadian Best Buy store employees are noncommissioned, and the stores offer more interactive displays and grab-and-go merchandising. This design allows the customer to drive the transaction as they experience the products themselves, with store employees available to demonstrate and explain product features.

  Store size — At the end of fiscal 2004, the average Future Shop store was approximately 21,000 retail square feet, compared with an average of approximately 29,000 retail square feet for Canadian Best Buy stores. Canadian

  Best Buy stores generally have wider aisles, as well as more square footage devoted to entertainment software.

Operations

International stores use a standardized operating system. The operating system includes procedures for inventory management, transaction processing, customer relations, store administration, staff training and performance appraisal, as well as merchandise display. Advertising, merchandise buying and pricing, and inventory policies are centrally controlled.

International store operations are organized to support two brands, each headed by a vice president. Each vice president has regional management who closely monitor store operations and meet regularly with store managers to review management and staff training programs, customer feedback and requests, store operating performance and other matters. Meetings involving store management, product managers, advertising, financial and administrative staff, as well as senior management, are held quarterly to review operating results and to establish future objectives.

International stores are generally open 60 to 75 hours per week, seven days a week. A typical store is staffed by a general manager, several department sales managers, a customer service manager, and 48 to 95 full-time staff associates, as well as part-time associates. The number of full-time staff associates is dependent upon store size, sales volume and store brand.

Narrative Description of Business

Merchandise

U.S. Best Buy

U.S. Best Buy stores offer merchandise in four product categories: consumer electronics, home office, entertainment software and appliances. Consumer electronics, the largest product category for fiscal 2004 based on revenue, consists of video and audio products. Video products include televisions, digital cameras, DVD players, digital camcorders and digital broadcast satellite systems. Audio products include car stereos, shelf systems and speakers, home theater audio systems, portable audio equipment, audio components and mobile electronics. The home office category includes desktop and notebook computers and related peripheral equipment, telephones, cellular telephones and MP3 players. Entertainment software products include DVD movies, video game hardware and software, compact discs and computer software. The appliance category includes major appliances as well as vacuums, small electrics and housewares.

The following table presents U.S. Best Buy stores' revenue, by product category, as a percentage of total U.S. Best Buy stores' revenue:

Product Category	Percentage of Total Revenue Fiscal 2004	Percentage of Total Revenue Fiscal 2003	Percentage of Total Revenue Fiscal 2002

Consumer Electronics	36%	37%	35%
Home Office	35%	34%	35%
Entertainment Software	23%	23%	23%
Appliances	6%	6%	7%

Total	100%	100%	100%

Magnolia Audio Video

Magnolia Audio Video stores offer merchandise in two product categories: consumer electronics and home office. Consumer electronics, the largest product category for fiscal 2004 based on revenue, consists of video and audio products. Video products include televisions, DVD players, digital cameras, digital camcorders, mobile video, digital broadcast satellite systems and video accessories.

Audio products include home receivers and amplifiers, home speakers, shelf systems, portable audio equipment, audio accessories, car stereos and car security systems. The home office category includes furniture, telephones and wireless communication devices.

The following table presents Magnolia Audio Video revenue, by product category, as a percentage of total Magnolia Audio Video stores' revenue:

Product Category	Percentage of Total Revenue Fiscal 2004	Percentage of Total Revenue Fiscal 2003	Percentage of Total Revenue Fiscal 2002

Consumer Electronics	97%	96%	95%
Home Office	3%	4%	5%

Total	100%	100%	100%

International

International stores offer merchandise in four product categories: home office, consumer electronics, entertainment software and appliances. Home office, the largest product category for fiscal 2004 based on revenue, includes desktop and notebook computers and related peripheral equipment, telephones, wireless communication devices and personal digital assistants. The consumer electronics category consists of video and audio products. Video products include televisions, digital cameras, DVD players, digital camcorders and digital broadcast satellite systems. Audio products include car stereos, portable audio equipment, home theater audio systems, audio components, shelf systems and speakers. Entertainment software products include video game hardware and software, DVD movies, computer software and compact discs. The appliance category includes major appliances as well as vacuums, small electrics and housewares. Canadian Best Buy stores do not carry appliances.

Although the two store brands of our International segment carry similar product categories, there are differences in product brands and depth of selection within product categories. On average, approximately 40 percent of the product assortment (excluding entertainment software) overlaps between the two store brands.

The following table presents International revenue, by product category, as a percentage of total International revenue:

Product Category	Percentage of Total Revenue Fiscal 2004	Percentage of Total Revenue Fiscal 2003	Percentage of Total Revenue Fiscal 2002(1)

Home Office	41%	42%	42%
Consumer Electronics	39%	38%	37%
Entertainment Software	16%	15%	17%
Appliances	4%	5%	4%

Total	100%	100%	100%

(1) Subsequent to the date of acquisition, November 4, 2001

Distribution

U.S. Best Buy

Generally, U.S. Best Buy stores' merchandise, except for major appliances and large-screen televisions, is shipped directly from manufacturers to our seven distribution centers located in California, Georgia, Minnesota, New York, Ohio, Oklahoma and Virginia. Major appliances and large-screen televisions are shipped to satellite warehouses in each major market. U.S. Best Buy stores are dependent upon the distribution centers for inventory storage and shipment of most merchandise. However, in order to meet release dates for selected products and to improve inventory management, certain merchandise is shipped directly to the stores from manufacturers and distributors. On average, U.S. Best Buy stores receive product shipments two or three times a week depending on sales volume. Generally, e-commerce merchandise sales are either picked up at U.S. Best Buy retail stores or fulfilled through our distribution centers. We also operate a dedicated distribution center in Indiana for U.S. Best Buy stores' entertainment software.

We believe our current distribution centers and the relocation of the Oklahoma distribution center to a larger facility in fiscal 2005 will accommodate our expansion plans for U.S. Best Buy stores for the next several years.

Magnolia Audio Video

Magnolia Audio Video stores' merchandise is received and warehoused at either a distribution center in Kent, Washington, a regional warehouse in Hayward, California, or a Best Buy distribution center in Dinuba, California. All inventory is bar coded and scanned to ensure accurate tracking. In addition, a computerized inventory replenishment program is used to maintain optimal inventory levels at each retail store. Merchandise is delivered to retail stores an average of three times each week pursuant to an in-house distribution system. We believe our current distribution centers will accommodate our Magnolia Audio Video stores' operations for the next several years.

International

Our International stores' merchandise, except for appliances, is shipped directly from suppliers to distribution centers in British Columbia and Ontario. The majority of appliance sales are delivered by third-party distributors. Our International stores are dependent upon the distribution centers for inventory storage and shipment of most merchandise. However, in order to meet release dates for selected products and to improve inventory management, certain merchandise is shipped directly to the stores from manufacturers and distributors. Our International stores typically receive product shipments twice a week, with accelerated shipments during periods of high sales volume. Contract carriers ship merchandise from the distribution centers to retail stores. We believe our current distribution centers and the expansion of the Ontario distribution center during fiscal 2005 will accommodate our expansion plans for our International stores for the next several years.

Suppliers

Our strategy depends, in part, upon our ability to offer customers a broad selection of name-brand products and, therefore, our success is dependent upon satisfactory and stable supplier relationships. For fiscal 2004, our 20 largest suppliers accounted for nearly three-fifths of the merchandise we purchased, with five suppliers — Sony, Hewlett-Packard, Toshiba, Universal Music and Video Distribution, and Samsung — representing more than one-third of total merchandise purchased. The loss of or disruption in supply from any one of these major suppliers could have a material adverse effect on our revenue and earnings. We generally do not have long-term written contracts with our major suppliers. We have no indication that any of our suppliers will discontinue selling us merchandise. We have not experienced significant difficulty in maintaining satisfactory sources of supply, and we generally expect that adequate sources of supply will continue to exist for the types of merchandise sold in our stores. In fiscal 2004, we opened a global sourcing office in Shanghai, China, in order to purchase products directly from Asian manufacturers. We expect this office will allow us to increase our efficiency and provide us with the capability to offer private-label products that fill gaps in our existing product assortment.

Store Development

The addition of new stores has played, and we believe will continue to play in the future, a significant role in our growth and success. Our store development program focuses on entering new markets; adding stores within existing markets; and relocating, remodeling and/or expanding existing stores. During fiscal 2004, we opened 78 new stores and remodeled, relocated or expanded an additional 13 stores. While many of the new stores opened in fiscal 2004 were in existing markets, others were in new markets, including the opening of Canadian Best Buy stores in Alberta and Manitoba, our first such stores outside the Greater Toronto area.

The following table reconciles U.S. Best Buy stores open at the beginning and end of each of the last five fiscal years:

Fiscal Year	Stores Opened	Stores Closed	Total Stores at End of Fiscal Year

Balance forward	NA	NA	311
2000	47	1	357
2001	62	—	419
2002	62	—	481
2003	67	—	548
2004	60	—	608

The following table reconciles Magnolia Audio Video stores open at the beginning and end of each fiscal year since the date of acquisition:

Fiscal Year	Stores Opened	Stores Closed	Total Stores at End of Fiscal Year

Balance forward(1)	NA	NA	13
2001	—	—	13
2002	—	—	13
2003	6	—	19
2004	3	—	22

(1) As of the date of acquisition, December 15, 2000

The following table reconciles Future Shop stores open at the beginning and end of each fiscal year since the date of acquisition:

Fiscal Year	Stores Opened	Stores Closed	Total Stores at End of Fiscal Year

Balance forward(1)	NA	NA	91
2002	4	—	95
2003	9	—	104
2004	4	—	108

(1) As of the date of acquisition, November 4, 2001

The following table reconciles Canadian Best Buy stores open at the beginning and end of each fiscal year since inception of the International segment:

Fiscal Year	Stores Opened	Stores Closed	Total Stores at End of Fiscal Year

Balance forward	NA	NA	NA
2002	—	—	—
2003	8	—	8
2004	11	—	19

During fiscal 2005, we expect to open approximately 73 new stores in the United States and Canada. Most of the new stores will be opened in markets where we already have stores, leveraging our infrastructure and making shopping more convenient for our customers. Included in the 73 stores are approximately 60 U.S. Best Buy stores, including our first store in Hawaii. We also anticipate opening 10 Best Buy stores in Canada, including our first such stores in Calgary, Alberta; Regina, Saskatchewan; and Langley, British Columbia, and additional stores in the Greater Toronto area. Finally, we anticipate opening three new Future Shop stores, as well as relocating four existing Future Shop stores.

Additional information regarding our "Outlook for Fiscal 2005" is included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report on Form 10-K.

Intellectual Property

We believe we own valuable intellectual property including trademarks and tradenames some of which, including "Best Buy," the "Yellow Tag" logo, "Future Shop," and "Magnolia Audio Video," are of material importance to our business. Our intellectual property is the subject of numerous United States and foreign trademark and service mark registrations. We believe our intellectual property has significant value and is an important factor in the marketing of the Company, our stores and our Web sites. We are not aware of any facts that could negatively impact our continuing use of any of our intellectual property.

In accordance with accounting principles generally accepted in the United States (GAAP), our balance sheets only include the cost of acquired intellectual property. The only material acquired intellectual property presently included in our balance sheets is the Future Shop tradename, which had a carrying value of $37 million at the end of fiscal 2004. The value of the Future Shop tradename is based on the continuation of the Future Shop brand in Canada and currently is considered an indefinite-lived intangible asset. If we ever were to abandon the Future Shop brand, we would incur an impairment charge based on the then-carrying value of the Future Shop tradename.

Seasonality

Our revenue and earnings are typically greater during our fiscal fourth quarter, which includes the majority of the holiday selling season.

Working Capital

We fund the growth of our business through a combination of available cash and cash equivalents and cash flows generated from operations. In addition, our revolving credit facilities are available for additional working capital needs or investment opportunities.

Additional information on our "Liquidity and Capital Resources" is included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report on Form 10-K.

Customers

During fiscal 2004, we had an average of over 1.5 million customer visits to our retail stores per day. We do not have a significant concentration of sales with any individual customer and, therefore, the loss of any one customer would not have a material impact on our business. No single customer accounted for 10% or more of our total revenue.

Backlog

Our retail stores and online shopping sites do not have a material amount of backlog orders.

Government Contracts

No material portion of the business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of any government.

Competition

The consumer electronics retail industry is highly competitive. Our stores compete against other consumer electronics retailers, specialty home office retailers, mass merchants, home improvement superstores and a growing number of direct-to-consumer alternatives. Our stores also compete against independent dealers, regional chain discount stores, wholesale clubs, video rental stores and other specialty retail stores. Mass merchants continue to increase their assortment of consumer electronics products — primarily those that are less complex to sell, install and operate. Similarly, large home improvement retailers are expanding their assortment of appliances. In addition, consumers are increasingly downloading entertainment and computer software directly via the Internet.

We compete principally on the basis of customer service; installation and support services; store environment, location and convenience; product assortment and availability; value pricing; and financing alternatives. In addition, we believe our complementary e-commerce operations have effectively positioned us to meet successfully current and future competitive challenges.

We believe our store formats and brand marketing strategies differentiate us from most competitors by positioning our retail stores as the destination for new technology and entertainment products in a fun and informative shopping environment. Our stores compete by aggressively advertising and emphasizing a complete product and service solution, value pricing and financing alternatives. In addition, our trained and knowledgeable sales and service staffs allow us to tailor the product and service offerings to meet the needs of our customers.

Research and Development

We have not engaged in any material research and development activities during the past three fiscal years.

Environmental Matters

We are not aware of any federal, state or local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, that will materially affect our net earnings or competitive position, or result in material capital expenditures. However, we cannot predict with certainty the potential effect on our operations of possible future environmental legislation or regulations. During fiscal 2004, there were no material capital expenditures for environmental control facilities and no such material expenditures are anticipated.

Number of Employees

At the end of fiscal 2004, we employed approximately 100,000 full-time, part-time and seasonal employees in our operations. We consider our employee relations to be good. There are currently no collective bargaining agreements covering any of our employees, and we have not experienced a strike or work stoppage.

Financial Information about Geographic Areas

We operate two reportable segments: Domestic and International. Financial information regarding the Domestic and International geographic areas is included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Note 10, Segments, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Available Information

We are subject to the reporting requirements of the Exchange Act and its rules and regulations. The Exchange Act requires us to file reports, proxy statements and other information with the SEC. Copies of these reports, proxy statements and other information can be read and copied at:

SEC Public Reference Room
450 Fifth Street, N.W.
Washington, D.C. 20549

Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

The SEC maintains a Web site that contains reports, proxy statements and other information regarding issuers that file electronically with the SEC. These materials may be obtained electronically by accessing the SEC's home page at http://www.sec.gov.

We make available, free of charge on our Web site, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file these documents with, or furnish them to, the SEC. These documents may be viewed on our corporate Web site at www.BestBuy.com — under "Company Information," select the "For Our Investors" link and then the "SEC Filings" link.

We also make available, free of charge on our Web site, the charters of the Audit Committee, Compensation and Human Resources Committee and Nominating, Corporate Governance and Public Policy Committee, as well as the Corporate Governance Principles and the Best Buy Code of Business Ethics (including any amendment to, or waiver from, a provision of the Best Buy Code of Business Ethics) adopted by our Board of Directors. These documents may be viewed on our corporate Web site at www.BestBuy.com — under "Company Information," select the "For Our Investors" link and then the "Corporate Governance" link.

References to our Web site addresses do not constitute incorporation by reference of the information contained on the Web sites, and the information contained on the Web sites is not part of this document.

Copies of any of the above-referenced information will also be made available, free of charge, by calling (612) 291-6111 or upon written request to:

Best Buy Co., Inc.
Investor Relations Department
7601 Penn Avenue South
Richfield, MN 55423-3645

Item 2. Properties.

Stores, Distribution Centers and Corporate Facilities

The following table summarizes the geographic location of our stores at the end of fiscal 2004:

	Domestic Segment		International Segment
	U.S. Best Buy Stores	Magnolia Audio Video Stores	Canadian Best Buy Stores	Future Shop Stores

Alabama	6	—	—	—
Alaska	1	—	—	—
Arizona	13	—	—	—
Arkansas	4	—	—	—
California	70	11	—	—
Colorado	10	—	—	—
Connecticut	6	—	—	—
Delaware	3	—	—	—
District of Columbia	1	—	—	—
Florida	37	—	—	—
Georgia	17	—	—	—
Hawaii	—	—	—	—
Idaho	2	—	—	—
Illinois	37	—	—	—
Indiana	15	—	—	—
Iowa	8	—	—	—
Kansas	7	—	—	—
Kentucky	5	—	—	—
Louisiana	6	—	—	—
Maine	2	—	—	—
Maryland	14	—	—	—
Massachusetts	18	—	—	—
Michigan	27	—	—	—
Minnesota	18	—	—	—
Mississippi	1	—	—	—
Missouri	14	—	—	—
Montana	2	—	—	—
Nebraska	3	—	—	—
Nevada	6	—	—	—
New Hampshire	6	—	—	—
New Jersey	17	—	—	—
New Mexico	5	—	—	—
New York	28	—	—	—
North Carolina	16	—	—	—
North Dakota	2	—	—	—
Ohio	28	—	—	—
Oklahoma	4	—	—	—
Oregon	4	3	—	—
Pennsylvania	22	—	—	—
Rhode Island	1	—	—	—
South Carolina	8	—	—	—
South Dakota	2	—	—	—
Tennessee	8	—	—	—
Texas	53	—	—	—
Utah	4	—	—	—
Vermont	1	—	—	—
Virginia	19	—	—	—
Washington	14	8	—	—
West Virginia	1	—	—	—
Wisconsin	12	—	—	—
Wyoming	—	—	—	—
Alberta	—	—	3	13
British Columbia	—	—	—	22
Manitoba	—	—	2	4
New Brunswick	—	—	—	2
Newfoundland	—	—	—	1
Nova Scotia	—	—	—	2
Ontario	—	—	14	40
Prince Edward Island	—	—	—	1
Quebec	—	—	—	20
Saskatchewan	—	—	—	3

Total	608	22	19	108

Domestic Segment

U.S. Best Buy Stores

At the end of fiscal 2004, we operated 608 U.S. Best Buy stores totaling approximately 26.4 million retail square feet.

U.S. Best Buy stores were serviced by the following distribution centers at the end of fiscal 2004:

Location	Square Footage	Owned or Leased

Dinuba, California	1,028,000	Owned
Findlay, Ohio	1,010,000	Leased
Nichols, New York(1)	720,000	Owned
Franklin, Indiana (entertainment software)(2)	714,000	Owned
Staunton, Virginia	701,000	Leased
Dublin, Georgia	638,000	Owned
Ardmore, Oklahoma(3)	566,000	Owned
Bloomington, Minnesota	425,000	Leased

Total	5,802,000

Note: We re-measured the square footage of all distribution centers in fiscal 2004.

(1) The New York distribution center was opened during the first quarter of fiscal 2004.

(2) The distribution of entertainment software to certain U.S. Best Buy stores previously performed by our former Edina, Minnesota, distribution center was transitioned to our Indiana distribution center during fiscal 2004. Following the completion of the transition of this service to the Franklin distribution center, and coinciding with the expiration of the lease of the Edina distribution center, we vacated the Edina facility.

(3) We broke ground on a new 720,000-square-foot distribution center in Ardmore, Oklahoma, during fiscal 2004. The distribution center will be located north of the existing location in Ardmore and will be owned. The new distribution center is scheduled to open in the second quarter of fiscal 2005. The existing facility is being replaced in order to meet the expected increased demand for technology products and services. The new facility is expected to serve approximately 98 U.S. Best Buy stores in Arkansas, Kansas, Louisiana, Missouri, New Mexico, Oklahoma and Texas when it initially opens and will have the ability to serve up to 125 U.S. Best Buy stores.

We lease space in 13 satellite warehouses in major metropolitan markets for home delivery of major appliances and large-screen televisions. U.S. Best Buy stores utilize approximately 2.5 million square feet in these warehouses.

Effective March 31, 2003, we moved our principal corporate offices to Richfield, Minnesota. The new, owned corporate campus consists of four interconnected buildings totaling approximately 1.5 million square feet. We continue to own two facilities in Eden Prairie, Minnesota, aggregating approximately 540,000 square feet, which previously served as our principal corporate offices. These two facilities are currently for sale. At the end of fiscal 2004, we also leased approximately 260,000 square feet of additional office space in close proximity to our corporate campus.

Magnolia Audio Video

At the end of fiscal 2004, we operated 22 Magnolia Audio Video stores totaling approximately 218,000 retail square feet.

We lease an 80,000-square-foot distribution, warehouse and office facility in Kent, Washington, of which approximately 54,000 square feet are used for distribution and warehouse operations, with the remainder dedicated to a service department and corporate administrative functions. In addition, we utilize a 13,000-square-foot leased regional warehouse in Hayward, California, and 45,000 square feet of the Best Buy distribution center in Dinuba, California.

International Segment

At the end of fiscal 2004, we operated 108 Future Shop stores and 19 Canadian Best Buy stores totaling approximately 2.8 million retail square feet.

The operations of the International segment are serviced by two distribution centers located in Langley, British Columbia, and Brampton, Ontario. The distribution center in British Columbia is owned, while the distribution center in Ontario is leased. Merchandise, other than appliances, is distributed from these two distribution centers, which are 413,000 square feet and 434,000 square feet, respectively. Appliance sales in western Canada are fulfilled by the distribution center in British Columbia; however, a third-party distributor is used to warehouse appliances in Alberta and Ontario and to ship appliances to all parts of Canada other than British Columbia.

In fiscal 2004, the British Columbia distribution center replaced a previously leased distribution center in Delta, British Columbia. We expect to expand the Ontario distribution center to 978,000 square feet by the end of fiscal 2005.

Corporate offices for the International segment are located in a 141,000-square-foot leased facility in Burnaby, British Columbia.

Global Sourcing Office

In September 2003, we opened our first global sourcing office, located in Shanghai, China. At the end of fiscal 2004, we leased office space in China totaling approximately 12,000 square feet.

Operating Leases

Essentially all of our retail stores and a majority of our distribution facilities are leased. Terms of the lease agreements generally range up to 20 years. Most of the leases contain renewal options and escalation clauses.

Additional information regarding operating leases is available in Note 7, Lease Commitments, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Item 3. Legal Proceedings.

We have been served with four purported class action lawsuits on behalf of persons who purchased the securities of Best Buy Co., Inc. between January 9, 2002, and August 7, 2002. The lawsuits, instituted in U.S. District Court for the District of Minnesota on November 20, December 12, December 16 and December 23, 2003, name Best Buy Co., Inc., its Chairman and its Chief Executive Officer as defendants. The plaintiffs allege that the defendants violated Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder by making material misrepresentations between January 9, 2002, and August 7, 2002, which resulted in artificially inflated prices of the Company's common stock. The plaintiffs seek compensatory damages, costs and expenses. We believe the allegations are without merit and intend to defend these actions vigorously.

We also have been served with a shareholder derivative action venued in Hennepin County, State of Minnesota District Court. This case raises many factual matters similar to those raised in the federal securities law cases, described above. The state court action alleges violations of state law relative to fiduciary responsibilities, control and management of the Company and unjust enrichment. The plaintiffs seek judgment in favor of the Company against certain named officer and director defendants for damages, equitable relief and attorneys' fees, costs and expenses. By agreement between the parties, and with Court approval, this case was put on inactive status. Based on the Company's information and belief, the claims against the named officer and director defendants are without merit and will be vigorously defended.

We are involved in various other legal proceedings arising in the normal course of conducting business. The resolution of those proceedings is not expected to have a material impact on our results of operation or financial condition.

Executive Officers of the Registrant:

Name	Age	Position With the Company	Years With the Company

Bradbury H. Anderson	54	Vice Chairman and Chief Executive Officer	31
Richard M. Schulze	63	Founder and Chairman of the Board	38
Allen U. Lenzmeier	60	President and Chief Operating Officer	20
Michael P. Keskey	49	President — U.S. Retail Stores	16
Ronald D. Boire	42	Executive Vice President — General Merchandise Manager	1
Brian J. Dunn	43	Executive Vice President — Retail Sales	19
Darren R. Jackson	39	Executive Vice President — Finance and Chief Financial Officer	4
Michael A. Linton	47	Executive Vice President — Consumer and Brand Marketing and Chief Marketing Officer	5
Michael London	55	Executive Vice President — Global Sourcing	8
Philip J. Schoonover	43	Executive Vice President — Customer Segments	10
John C. Walden	44	Executive Vice President — Human Capital and Leadership	5
Robert A. Willett	57	Executive Vice President — Operations	—
Susan S. Hoff	39	Senior Vice President and Chief Communications Officer	21
Joseph M. Joyce	52	Senior Vice President — General Counsel and Assistant Secretary	13
Bruce H. Besanko	45	Vice President — Finance	2

Bradbury H. Anderson has been a director since August 1986 and is currently our Vice Chairman and Chief Executive Officer. He assumed the responsibility of Chief Executive Officer in June 2002, having previously served as President and Chief Operating Officer since April 1991. He has been employed in various capacities with us since 1973. In addition, he serves on the board of trustees of Minnesota Public Radio; Junior Achievement; Retail Industry Leaders Association (RILA); American Film Institute (AFI); and Waldorf College.

Richard M. Schulze is a founder of Best Buy. He has been an officer and director from our inception in 1966 and currently is Chairman of the Board. Effective in June 2002, he relinquished the duties of Chief Executive Officer, an office he had held since February 1983. He is a trustee of the University of St. Thomas, chairman of its Executive and Institutional Advancement Committee, and chairman of the board of governors of the University of St. Thomas Business School.

Allen U. Lenzmeier has been a director since February 2001. He joined us in 1984 and is currently our President and Chief Operating Officer. Prior to his promotion to his current position, he served as President of Best Buy Retail Stores from 2001 to 2002 and as our Executive Vice President and Chief Financial Officer from 1991 to 2001. He is a national trustee for the Boys and Girls Clubs of America, and serves on its Twin Cities board of directors. He also serves on the board of directors of the Catholic Community Foundation of the Archdiocese of St. Paul and Minneapolis.

Michael P. Keskey was named President — U.S. Retail Stores in April 2004. Previously, he had served as President — Best Buy Retail Stores since March 2002. Mr. Keskey also served as Executive Vice President — Retail Sales from 2001 to 2002 and as Senior Vice President — Retail Sales from 1997 to 2001. Mr. Keskey joined us in 1988.

Ronald D. Boire joined us in June 2003 as Executive Vice President and General Merchandise Manager. Prior to joining us, he spent 17 years at Sony Electronics Inc., where he held various sales and marketing positions before becoming president of Sony's Personal Mobile Products Company. Most recently, he was president of the Sony Electronics Consumer Sales Company, and

was responsible for managing sales and distribution of Sony's consumer electronics products throughout the United States. Mr. Boire also was a key member of Sony's operations committee, consumer business council, ethics committee, pension and welfare committee, and diversity steering committee.

Brian J. Dunn was named Executive Vice President — Retail Sales in March 2002. Mr. Dunn joined us in 1985 and has held positions as Senior Vice President, Regional Vice President, regional manager, district manager and store manager.

Darren R. Jackson was named Executive Vice President — Finance and Chief Financial Officer in April 2002. Mr. Jackson joined us in 2000 as Senior Vice President — Finance and Treasurer and was promoted to Chief Financial Officer in 2001. Prior to that, Mr. Jackson served as chief financial officer of the Full-Line Store Division at Nordstrom, Inc. from 1998 to 2000 and as chief financial officer of Carson Pirie Scott & Co. Inc., a department store chain, from 1996 to 1998. A certified public accountant, Mr. Jackson has 15 years of experience in the retailing industry.

Michael A. Linton was promoted to Executive Vice President — Consumer and Brand Marketing and Chief Marketing Officer in March 2002. Mr. Linton joined us in 1999 as Senior Vice President — Strategic Marketing. Prior to that, Mr. Linton held positions as vice president of marketing at Remington Products Corporation, maker of personal care and grooming products; vice president and general manager of a product category at James River Corporation, a manufacturer and marketer of consumer products, food and packaging; and a general manager at Progressive Insurance. Mr. Linton began his career at The Proctor & Gamble Company.

Michael London was named Executive Vice President — Global Sourcing in February 2004. From July 2003 to February 2004, he served as Executive Vice President — Customer Centricity. Prior to that, he served as Executive Vice President — General Merchandise Manager from 2001 to 2003, as Senior Vice President — General Merchandise from 1998 to 2001 and as Vice President — General Merchandise from 1996 to 1998. Prior to joining us in 1996, Mr. London was a senior vice president for NordicTrack, a fitness equipment manufacturer, and executive vice president for Central Tractor Farm & Country, a specialty farm products retail supplier.

Philip J. Schoonover was named Executive Vice President — Customer Segments in April 2004. Previously, he had served as Executive Vice President — New Business Development since February 2002. He was promoted to Executive Vice President of Digital Technology Solutions in February 2001 after having served for five years as Senior Vice President — Merchandising. Prior to joining us in 1995, Mr. Schoonover was an executive vice president for TOPS Appliance City, a retailer of home appliances and consumer electronics.

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

Robert A. Willett became our Executive Vice President — Operations in April 2004. In April 2002, we engaged Mr. Willett as a consultant and special advisor to our Board of Directors on matters relating to operational efficiency and excellence. Prior to that, he was the global managing partner for the retail practice at Accenture LLP, a global management consulting, technology services and outsourcing company, and was also a member of its executive committee. Mr. Willett began his career as a store manager at Marks and Spencer P.L.C., a British department store chain, and has held executive positions at F.W. Woolworth & Co., as well as several other retailers in the United Kingdom.

Susan S. Hoff was named Senior Vice President and Chief Communications Officer in April 2004. Previously, she had served as Senior Vice President — Public Affairs and Investor Relations Officer since 2000. Since joining us in 1983, Ms. Hoff has served in various capacities including Vice President of Corporate Communications and Public Relations. Ms. Hoff is the daughter of Founder and Chairman of the Board Richard M. Schulze.

Joseph M. Joyce was promoted to Senior Vice President — General Counsel and Assistant Secretary in 1997. Mr. Joyce joined us in 1991 as Vice President — Human Resources and General Counsel. Prior to joining us, Mr. Joyce was with Tonka Corporation, a toy maker, having most recently served as vice president, secretary and general counsel.

Bruce H. Besanko joined us in April 2002 as Vice President — Finance. Prior to joining us, he spent approximately six years with Sears, Roebuck & Co. serving in positions of increasing responsibility, including most recently as the senior finance leader for its hardlines business. Mr. Besanko also brings finance and treasury experience from Atlantic Richfield Company and more than eight years of service in the United States Air Force in various leadership roles.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the New York Stock Exchange under the ticker symbol BBY. The following table shows high and low sales prices of our common stock for each quarter of fiscal 2004 and 2003.

Quarter	1st	2nd	3rd	4th

Fiscal 2004
High	$38.77	$52.08	$62.15	$62.70
Low	25.55	38.60	46.21	48.50
Fiscal 2003
High	$53.75	$46.10	$28.40	$30.45
Low	44.63	18.50	16.99	22.10

Holders

As of April 3, 2004, there were 5,795 holders of record of Best Buy common stock.

Dividends

In October 2003, our Board of Directors declared the Company's first-ever cash dividends, including the initiation of a regular quarterly cash dividend. A special dividend payment of $0.30 per common share, or approximately $97 million, and the first regular quarterly cash dividend of $0.10 per common share, or approximately $33 million, were paid on December 9, 2003, and January 28, 2004, respectively. These two dividend payments allowed the Company to commence its desired rhythm of paying $0.40 per common share per fiscal year, subject to legal and contractual restrictions. The second regular quarterly cash dividend of $0.10 per common share is payable on May 12, 2004, to shareholders of record as of the close of business on April 21, 2004.

Securities Authorized for Issuance Under Equity Compensation Plans

The information set forth under the caption "Executive Compensation Plan Information" in the Proxy Statement is incorporated herein by reference.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In October 2003, we resumed purchasing shares of our common stock pursuant to a $400 million share repurchase program authorized by the Company's Board of Directors in fiscal 2000. During the fourth quarter of fiscal 2004, we purchased and retired 736,000 shares at a cost of $40 million. We have purchased and retired 4.6 million shares at a cost of $200 million since the inception of the share repurchase program in fiscal 2000. We consider several factors in determining when to make share repurchases including, among other things, our cash needs and the market price of the stock. At the end of fiscal 2004, $200 million of the $400 million originally authorized by the Company's Board of Directors was available for future share repurchases. There is no expiration date governing the period over which we can make our share repurchases. Cash provided by future operating activities, as well as available cash and cash equivalents, are the expected sources of funding for the share repurchase program.

The following table presents the total number of shares repurchased during the fourth quarter of fiscal 2004, the average price paid per share, the number of shares that were purchased as part of a publicly announced repurchase plan, and the approximate dollar value of shares that may yet be purchased pursuant to the $400 million share repurchase program:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)

November 30, 2003, through January 3, 2004	735,995	$54.32	735,995	$200,000,000
January 4, 2004, through January 31, 2004	—	—	—	200,000,000
February 1, 2004, through February 28, 2004	—	—	—	200,000,000

Total Fiscal 2004 Fourth Quarter	735,995	$54.32	735,995	$200,000,000

(1) Pursuant to a $400 million share repurchase program announced on September 20, 1999. The program has no stated expiration date.

Additional information regarding our share repurchase program is included in the "Outlook for Fiscal 2005" section of Management's Discussion and Analysis of Financial Condition and Results of Operations, included as Item 7 of this Annual Report on Form 10-K.

Item 6. Selected Financial Data.

The information set forth under the caption "11-Year Financial Highlights" on pages 16 and 17 of the Annual Report, for the fiscal years 2000 through 2004, is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide a reader of our financial statements with a narrative on our financial condition, results of operations, liquidity, critical accounting policies and the future impact of accounting standards that have been issued but are not yet effective. Our MD&A is presented in nine sections: Overview, Strategic Initiatives, Results of Operations, Liquidity and Capital Resources, Off-Balance-Sheet Arrangements and Contractual Obligations, Critical Accounting Policies, New Accounting Standards, Quarterly Results and Seasonality, and Outlook for Fiscal 2005. We believe it is useful to read our MD&A in conjunction with the Consolidated Financial Statements and related notes included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Overview

Best Buy Co., Inc. is a specialty retailer of consumer electronics, home-office products, entertainment software, appliances and related services, with fiscal 2004 revenue of $24.5 billion. We operate two reportable segments: Domestic and International. The Domestic segment is comprised of the operations of U.S. Best Buy and Magnolia Audio Video. U.S. Best Buy stores offer a wide variety of consumer electronics, home-office products, entertainment software, appliances and related services, operating 608 stores in 48 states and the District of Columbia as of the end of fiscal 2004. Magnolia Audio Video stores offer high-end audio and video products from 22 stores located in California, Washington and Oregon as of the end of fiscal 2004. Magnolia Audio Video was acquired in the fourth quarter of fiscal 2001.

The International segment was established in connection with our acquisition of Future Shop in the third quarter of fiscal 2002. At the end of fiscal 2004, the International segment consisted of 108 Future Shop stores operating throughout all Canadian provinces and 19 Canadian Best Buy stores operating in Ontario, Alberta and Manitoba. Future Shop and Canadian Best Buy stores offer products similar to those offered by U.S. Best Buy stores.

In support of our retail store operations, we also operate Geek Squad, a provider of in-home computer repair and service, Web sites for each brand (BestBuy.com, BestBuyCanada.ca, FutureShop.ca, MagnoliaAV.com and GeekSquad.com), as well as an outlet store on eBay.

Sale of Musicland Business

On June 16, 2003, we sold our interest in Musicland to an affiliate of Sun Capital Partners Inc. The affiliate of Sun Capital Partners Inc. assumed all of Musicland's liabilities, including approximately $500 million in lease obligations, in exchange for all of the capital stock of Musicland, and paid no cash consideration. The transaction also resulted in the transfer of all of Musicland's assets, other than a distribution center in Franklin, Indiana, and selected nonoperating assets. The sale of our interest in Musicland resulted in an after-tax loss on the disposal of discontinued operations totaling $66 million. In connection with the sale, Musicland is purchasing transition support services from us for up to one year from the date of the sale, until Musicland is able to develop long-term providers for these services.

We acquired the common stock of Musicland Stores Corporation in the fourth quarter of fiscal 2001. The original strategy behind our Musicland acquisition was to bring Best Buy's core competencies in retailing consumer electronics to new consumer segments, including segments typically underserved by our Best Buy stores. Musicland's mall-based stores and rural market locations gave us access to more young people and more rural communities. In addition, we believed integrating certain administrative and support functions within our existing infrastructure could increase the overall profitability of the Musicland business. However, for a number of reasons, the Musicland business did not meet our financial objectives. First, Musicland was not as successful as we hoped in selling digital products, even at Best Buy prices, because many consumers assumed that products sold in a mall-based environment were not price-competitive. Second, we did not anticipate such steep and protracted declines in sales of prerecorded music or significant declines in mall traffic. Third, Musicland reduced the assortment of CDs at its stores resulting in the loss of some core customers (a similar move at our Best Buy stores resulted in increased inventory turns and profits). Fourth, Musicland was successful in introducing DVD movies and video gaming at Sam Goody stores; however, these products carry a lower gross profit rate than CDs and did not provide incremental profits sufficient to make the Musicland business viable.

The sale of our interest in Musicland allows us to focus on our core business, which is our primary growth and profit driver.

For additional information regarding discontinued operations, see the "Discontinued Operations" section included in this MD&A, and refer to Note 2, Discontinued Operations, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Unless otherwise noted, the remainder of this MD&A relates only to results from continuing operations. All periods presented reflect the classification of Musicland's financial results as discontinued operations.

Strategic Initiatives

Our vision is to make life fun and easy for consumers. Our business strategy is to bring technology and consumers together in a retail environment that focuses on educating consumers on the features and benefits of technology and entertainment, while maximizing our overall profitability. We believe our stores offer consumers meaningful advantages in store environment, product value, product selection and customer service, all of which advance our objectives of enhancing our business model, gaining market share and improving profitability. As of the end of fiscal 2004, we operated 757 retail stores, including Best Buy stores in the United States and Canada; Future Shop stores in Canada; and Magnolia Audio Video stores in the United States. We also operate Web sites for each brand and an outlet store on eBay.

During fiscal 2004, we advanced four strategic initiatives that we believe will further enhance our business model over the next several years. The four strategic initiatives are:

•
Customer Centricity

•
Efficient Enterprise

•
Win the Home with Service

•
Win in Entertainment

Customer Centricity

Our customers are at the core of all of our business strategies, and our customer centricity initiative is the most important of our four strategic initiatives. In short, customer centricity means winning with the customer. The customer centricity initiative includes identifying profitable customer segments, tailoring our store experience to satisfy their needs, and training our employees to think and behave as owner/operators. We believe that we can extend our competitive advantage by engaging more fully with our customers, offering them broader and deeper assortments than our competitors, and supporting their shopping experiences with a full array of services. Our goal is to maximize every customer touch point, including store visits, phone calls, online visits and in-home visits.

During fiscal 2004, we tested our customer centricity platform at 32 of our existing U.S. Best Buy stores by focusing on five specific customer segments. These stores collectively led the Company in terms of comparable store sales gains for fiscal 2004. In fiscal 2005, we plan to develop a strategy for scaling customer centricity, based on the customer segments with the highest return on invested capital, and then expand this initiative by converting up to 110 additional existing U.S. Best Buy stores. In addition, during fiscal 2004 we launched Reward Zone, a customer loyalty program through which customers earn award certificates based on purchases. The program attracted more than 2.5 million members in fiscal 2004, and we expect to gain valuable customer insights from this program in the future.

Efficient Enterprise

The purpose of our efficient enterprise initiative is to reduce our cost structure, increase our speed to market and improve the returns we achieve on our capital investments. Ultimately, we have a goal of increasing our operating income rate to 7% of revenue by fiscal 2007, while continuing to deliver double-digit revenue growth.

We improved our operating income rate by 0.5% of revenue for fiscal 2004 to 5.3% of revenue, reflecting leverage associated with a strong comparable store sales gain, the opening of new stores and efficient enterprise initiatives. For example, we increased productivity and lowered the cost of building new stores. In the coming year, we plan to implement changes to our corporate and field organizations in order to prepare for customer centricity and boost productivity. To support our customer centricity initiative, we are changing from a culture of Standard Operating Platforms to a culture of Adaptive Operating Platforms. This change requires us to increase the agility and flexibility of our internal processes. We also plan to explore the increased use of third-party vendors to improve our capabilities while reducing costs.

Win the Home with Service

Our customers' technology needs are becoming more complex with the rapid development of new products. In addition, consumers wish to manage their movies, music, photographs and games centrally and to access them through multiple devices throughout their home. Our win the home with service initiative focuses on creating a market-leadership position in delivering lifestyle-based solutions for our customers. We are committed to selling, installing and supporting technologies that create an integrated digital home. We believe this approach will differentiate us from many of our competitors who sell technology products, but do not provide installation and support services. Our goal is to create a life-long relationship with our customers and deliver to them a broad product selection, home integration capabilities, service and technology upgrades.

We expanded the Geek Squad, our 24-hour rapid response computer support task force, to a total of seven markets during fiscal 2004. In fiscal 2005, we plan to roll out this service to a majority of our U.S. Best Buy stores. Our goal is to make the Geek Squad North America's largest provider of in-home computer repair and installation services. We also plan to integrate this service with the existing computer support staff in our stores, who will be given additional training and re-branded with the Geek Squad logo. We also intend to expand our in-home integration services and to explore additional opportunities within the services industry.

Win in Entertainment

Our fourth strategic initiative is focused on gaining market share in the rapidly changing entertainment category. This category includes music, movies, video game hardware and software, computer software, subscriptions and other related products. The development and delivery of entertainment products have undergone significant changes in recent years. Our win in entertainment initiative includes supporting the development and delivery of new entertainment-related products through multiple distribution channels and increasing our market share. We want to be the consumer's preferred choice when purchasing entertainment products.

In support of this initiative, we increased our CD in-stock levels in fiscal 2004 and modestly increased the amount of labor in our music departments. We also introduced new entertainment products, including online entertainment services and magazine subscriptions. Finally, we offered an exclusive DVD from the Rolling Stones. We believe we gained market share in entertainment as a result of these efforts. In fiscal 2005, we anticipate continuing to enhance our entertainment assortments and to pursue exclusive arrangements.

Results of Operations

Fiscal 2004 Summary

•
Earnings from continuing operations increased 29% to $800 million, or $2.44 per diluted share, compared with $622 million, or $1.91 per diluted share, for fiscal 2003. The increase in earnings from continuing operations was driven by an increase in revenue, including a comparable store sales gain of 7.1%; an improved gross profit rate; and a decrease in our selling, general and administrative expenses (SG&A) rate.

•
Revenue increased 17% to $24.5 billion, compared with $20.9 billion for the prior fiscal year. The increase reflected market share gains and was driven by the addition of 78 new stores in the past 12 months, a full of year of revenue from stores added in fiscal 2003, a 7.1% comparable store sales increase and the effect of changes in foreign currency exchange rates.

•
Our gross profit rate increased 0.2% of revenue to 25.2% of revenue, up from 25.0% of revenue for fiscal 2003. The increase was primarily due to gross profit rate improvements within our product categories and a more effective use of promotions in the Domestic segment compared with the prior fiscal year. These factors were partially offset by costs associated with Reward Zone, our customer loyalty program introduced during the second quarter of fiscal 2004; the increase of the home office category in the revenue mix, as that product category carries a lower gross profit rate; and a more promotional environment in the International segment compared with the prior fiscal year.

•
Our SG&A rate declined 0.3% of revenue to 19.9% of revenue, down from 20.2% of revenue for the prior fiscal year. The SG&A rate improvement was primarily due to expense leverage from the 7.1% comparable store sales gain and the addition of 78 new stores, and the realization of cost savings from our efficient enterprise initiative. Our fiscal 2004 SG&A rate also benefited from a one-time gain associated with the sale of stock received in connection with a vendor co-marketing agreement. These factors were partially offset by increased performance-based incentive compensation as a result of our improved year-over-year financial performance and restricted stock grants awarded pursuant to our new long-term incentive compensation program. Other offsetting factors included spending on our customer centricity initiative, reduced funding from vendor alliance programs and technology asset impairment charges.

•
In October 2003, our Board of Directors declared the Company's first-ever cash dividends, including a special dividend of $0.30 per share of outstanding common stock, and the initiation of a regular quarterly cash dividend of $0.10 per share of outstanding common stock. During fiscal 2004, we made two dividend payments of approximately $130 million in the aggregate.

•
Also in October 2003, we announced our intent to resume purchasing shares of our common stock pursuant to the $400 million share repurchase program authorized by the Company's Board of Directors in fiscal 2000. During fiscal 2004, we purchased and retired 1.8 million shares at a cost of $100 million.

Consolidated Results

The following table presents selected consolidated financial data for each of the past three fiscal years ($ in millions, except per share amounts):

Consolidated Performance Summary	2004	2003	As-Adjusted 2002(1)	2002

Revenue	$24,547	$20,946	$18,506	$17,711
Revenue % change	17%	13%	NA	17%
Comparable stores sales % change(2)	7.1%	2.4%	NA	1.9%
Gross profit as a % of revenue	25.2%	25.0%	24.9%	21.3%
SG&A as a % of revenue	19.9%	20.2%	20.0%	16.2%
Operating income	$1,304	$1,010	$903	$908
Operating income as a % of revenue	5.3%	4.8%	4.9%	5.1%
Earnings from continuing operations	$800	$622	$564	$570
Loss from discontinued operations, net of tax	(95)	(441)	—	—
Cumulative effect of change in accounting principles, net of tax	—	(82)	—	—
Net earnings	705	99	564	570
Diluted earnings per share — continuing operations	$2.44	$1.91	$1.75	$1.77
Diluted earnings per share	$2.15	$0.30	$1.75	$1.77

Note: All periods presented reflect the classification of Musicland's financial results as discontinued operations.

(1) As-adjusted data conforms the accounting for vendor allowances to the method adopted in fiscal 2003 and is reflected as if Future Shop had been acquired at the beginning of fiscal 2002. As-adjusted data is unaudited.

(2) Comprised of revenue at stores and Internet sites operating for at least 14 full months, as well as remodeled and expanded locations. Relocated stores are excluded from the comparable store sales calculation until at least 14 full months after reopening. Acquired stores are included in the comparable store sales calculation beginning with the first full quarter following the first anniversary of the date of acquisition. The calculation of the comparable store sales percentage change excludes the impact of fluctuations in foreign currency exchange rates.

In the third quarter of fiscal 2004, we refined our methodology for calculating our comparable store sales percentage change. It now reflects the impact of non-point-of-sale (non-POS) revenue transactions. We refined our comparable store sales calculation methodology in light of changes in our business. Previously, our comparable store sales calculation was based on store POS revenue. The comparable store sales change for fiscal 2004 has been computed based on the refined methodology. The comparable store sales changes for prior fiscal years have not been computed using the refined methodology. Refining the methodology for calculating our comparable store sales percentage change did not impact previously reported revenue, earnings or cash flows.

Continuing Operations

Fiscal 2004 Results Compared With Fiscal 2003

Earnings from continuing operations were $800 million for fiscal 2004, or $2.44 per diluted share, a 29% increase from $622 million, or $1.91 per diluted share, for fiscal 2003. The increase in earnings from continuing operations was primarily driven by an increase in revenue, including a comparable store sales gain of 7.1%, and improvements in both our gross profit rate and our SG&A rate.

Revenue for fiscal 2004 increased 17% to $24.5 billion, compared with $20.9 billion for fiscal 2003. The revenue increase resulted from the addition of 60 U.S. Best Buy, 11 Canadian Best Buy, four Future Shop and three Magnolia Audio Video stores in the past 12 months; a full year of revenue from new stores added in fiscal 2003; and a 7.1% comparable store sales gain. The addition of new stores during the past two fiscal years accounted for approximately half of the revenue increase for fiscal 2004; the comparable store sales gain accounted for approximately two-fifths of the revenue increase for the current fiscal year; and the effect of changes in foreign currency exchange rates accounted for the remainder of the revenue increase. The fiscal 2004 comparable store sales gain was driven by an improved economic environment, including increased consumer confidence, demand for digital products and effective advertising and promotional campaigns. These factors led to higher customer traffic in our stores and contributed to our market share gains during fiscal 2004. Products having the largest impact on our fiscal 2004 comparable store sales gain included computers, digital televisions, digital cameras and accessories, DVD movies, MP3 players, CDs and digital camcorders. The increase in computers reflects market share gains as well as customers' increased desire to upgrade their home computers for managing their music, movies, photos and games. The increase in digital products reflects the continued consumer migration to, and increased affordability of, digital products.

Our gross profit rate improved to 25.2% of revenue for fiscal 2004, a 0.2% of revenue increase compared with 25.0% of revenue for fiscal 2003. The increase in the gross profit rate was primarily due to gross profit rate improvements within our product categories and a more effective use of promotions in the Domestic segment compared with the prior fiscal year. The improvements in the gross profit rates within our product categories resulted from specific initiatives, including reducing markdowns, improving product assortments and developing more effective promotions. These factors were partially offset by costs associated with Reward Zone, our new customer loyalty program, and the increase of the home office category in the revenue mix, as that product category carries a lower gross profit rate. We also experienced a more promotional environment in the International segment compared with fiscal 2003.

During the second quarter of fiscal 2004, we launched Reward Zone, our new customer loyalty program. At the end of fiscal 2004, we had more than 2.5 million Reward Zone members. Under the terms of the program, members earn points for each qualifying purchase completed at U.S. Best Buy stores. After accumulating the required point total, members are awarded a certificate that may be redeemed on future purchases. Certificates awarded to Reward Zone members expire 90 days after issuance. In accordance with Emerging Issues Task Force (EITF) Issue No. 00-22, Accounting for "Points" and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future, the value of points earned by Reward Zone members are recorded as a liability and a reduction of revenue. The value of points earned by our loyalty program members are included as a liability and a reduction of revenue at the time the points are earned based on the percentage of points that are projected to be redeemed. The value of points earned by Reward Zone members reduced fiscal 2004 gross profit and operating income by approximately 0.3% of revenue. Revenue, gross profit rates and earnings in future periods will continue to reflect points earned, adjusted for our actual redemption experience.

Because we do not include all costs of our distribution facilities in cost of goods sold, our gross profit and gross profit rate may not be comparable to those of other retailers that include all costs related to their distribution facilities in cost of goods sold and in the calculation of gross profit.

Our SG&A rate decreased 0.3% of revenue to 19.9% of revenue for fiscal 2004, compared with 20.2% of revenue for fiscal 2003. The decrease in the SG&A rate was primarily due to expense leverage (as revenue increased at a faster rate than operating expenses) from the 7.1% comparable store sales gain and the addition of 78 new stores, and the realization of cost savings from our efficient enterprise initiative. Our fiscal 2004 SG&A rate also benefited from a one-time gain of approximately $5 million, before tax, associated with the sale of stock received in connection with a vendor co-marketing agreement. In addition, our fiscal 2004 SG&A rate benefited from the absence of certain costs incurred during fiscal 2003, including lease termination and asset impairment charges associated with vacating our previous corporate facilities in connection with the relocation to our new corporate campus, as well as various expenses in our International segment to support strategic initiatives, including the launch of Best Buy stores in Canada and outside consulting expenses intended to improve the future efficiency and profitability of our International segment. These factors were partially offset by increased performance-based incentive compensation as a result of our improved year-over-year financial performance and restricted stock grants awarded pursuant to our new long-term incentive compensation program, as well as spending on our customer centricity initiative. Other offsetting factors included reduced funding received from vendor alliance programs and technology asset impairment charges.

In August 2003, we launched a new long-term incentive program for approximately 2,300 U.S. employees designed to help us attract and retain the best employees and to better align employee interests with those of our shareholders. The new program is expected to result in less shareholder dilution for existing shareholders. Under the terms of the new program, which began in November 2003, eligible employees received a mix of restricted stock and stock options. Shares of restricted stock vest at the end of a three-year incentive period based on our total return to shareholders compared with companies that comprise the S&P 500 over the same three-year period. In accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, compensation expense under the new program is recognized each reporting period based on the number of shares expected to ultimately vest, our stock price and the vesting period. For fiscal 2004, we recognized $5 million, before tax, in compensation expense associated with restricted stock awards granted pursuant to the new long-term incentive program. Stock options issued pursuant to the long-term incentive program are also accounted for in accordance with APB Opinion No. 25, consistent with the accounting treatment for stock options previously granted pursuant to our stock option plans. Accordingly, no compensation expense is recognized for stock options as the exercise price equals the stock price on the date of grant.

Fiscal 2003 Results Compared With Fiscal 2002 As-Adjusted

The discussion and analysis of fiscal 2003 results compared with fiscal 2002 results as-adjusted conforms the accounting for vendor allowances to the method adopted in fiscal 2003 and reflects Future Shop as if it had been acquired at the beginning of fiscal 2002. As-adjusted information is unaudited.

Earnings from continuing operations for fiscal 2003 increased 10% to $622 million, or $1.91 per diluted share, compared with $564 million, or $1.75 per diluted share, for fiscal 2002 on an as-adjusted basis. The increase in earnings from continuing operations was primarily driven by a 13% increase in revenue and a slight improvement in the gross profit rate, partially offset by a higher SG&A rate.

Fiscal 2003 revenue increased to $20.9 billion, compared with fiscal 2002 as-adjusted revenue of $18.5 billion. Approximately four-fifths of the increase in revenue for fiscal 2003 was due to the opening of 67 U.S. Best Buy, eight Canadian Best Buy and nine Future Shop stores during fiscal 2003, and a full year of revenue from new stores opened in fiscal 2002. The remainder of the increase was due to the 2.4% comparable store sales gain.

Our gross profit rate for fiscal 2003 increased slightly to 25.0% of revenue, versus 24.9% of revenue for the prior fiscal year on an as-adjusted basis. The improvement in the gross profit rate was primarily due to selling a more profitable revenue mix at U.S. Best Buy stores, including increased revenue from higher-margin digital products, partially offset by a more promotional environment in fiscal 2003 compared with fiscal 2002.

Our SG&A rate was 20.2% of revenue for fiscal 2003, an increase of 0.2% of revenue over the prior fiscal year's as-adjusted rate of 20.0% of revenue. The increase in the SG&A rate was primarily due to increased expenses in our International segment to support strategic initiatives, including the launch of Best Buy stores in Canada and outside consulting expenses intended to improve the future efficiency and profitability of our International segment. The SG&A rate also increased due to the deleveraging effect of a modest comparable store sales increase, as operating expenses increased at a faster rate than comparable store sales. In addition, the SG&A rate was negatively impacted by higher consulting expenses, increased depreciation expenses related to technology investments, and lease termination and asset impairment charges associated with vacating existing corporate facilities in connection with the relocation to our new corporate campus in fiscal 2004. The increase in the SG&A rate was partially offset by expense-saving initiatives implemented in the second half of fiscal 2003, reduced performance-based incentive compensation and expense leverage from opening new stores in existing markets.

Segment Performance

Domestic

The following table presents selected financial data for the Domestic segment for each of the past three fiscal years ($ in millions):

Segment Performance Summary (unaudited)	2004	2003	As-Adjusted 2002(1)	2002

Revenue	$22,225	$19,303	$17,115	$17,115
Comparable stores sales % change(2)	7.4%	2.4%	1.9%	1.9%
Gross profit as a % of revenue	25.3%	25.0%	24.9%	21.2%
SG&A as a % of revenue	19.6%	19.8%	19.8%	16.0%
Operating income	$1,267	$1,002	$876	$886
Operating income as a % of revenue	5.7%	5.2%	5.1%	5.2%

Note: All periods presented reflect the classification of Musicland's financial results as discontinued operations.

(1) As-adjusted data conforms the accounting for vendor allowances to the method adopted in fiscal 2003.

(2) Comprised of revenue at stores and Internet sites operating for at least 14 full months, as well as remodeled and expanded locations. Relocated stores are excluded from the comparable store sales calculation until at least 14 full months after reopening. Acquired stores are included in the comparable store sales calculation beginning with the first full quarter following the first anniversary of the date of acquisition.

In the third quarter of fiscal 2004, we refined our methodology for calculating our comparable store sales percentage change. It now reflects the impact of non-point-of-sale (non-POS) revenue transactions. We refined our comparable store sales calculation methodology in light of changes in our business. Previously, our comparable store sales calculation was based on store POS revenue. The comparable store sales change for fiscal 2004 has been computed based on the refined methodology. The comparable store sales changes for prior fiscal years have not been computed using the refined methodology. Refining the methodology for calculating our comparable store sales percentage change did not impact previously reported revenue, earnings or cash flows.

Domestic operating income increased 27% to $1.3 billion, or 5.7% of revenue, for fiscal 2004, compared with $1.0 billion, or 5.2% of revenue, for fiscal 2003. The improvement in the Domestic segment operating income rate for fiscal 2004 was driven by revenue gains, including a 7.4% comparable store sales increase; an improvement in the gross profit rate of 0.3% of revenue; and a decrease in the SG&A rate of 0.2% of revenue.

Domestic revenue increased to $22.2 billion for fiscal 2004, a 15% increase over fiscal 2003 revenue of $19.3 billion. Slightly more than half of the revenue increase for fiscal 2004 was due to new stores added in the past two fiscal years. The remainder of the revenue increase for fiscal 2004 was attributable to the 7.4% comparable store sales gain.

Our fiscal 2004 comparable store sales gain was driven by an improved economic environment, including increased consumer confidence; demand for, and increased affordability of, digital products; and effective advertising and promotional strategies, all of which led to higher customer traffic in our stores and on our Web sites. These factors also contributed to our market share gains during fiscal 2004. The home office, consumer electronics and entertainment software product categories experienced comparable store sales gains for fiscal 2004, while appliances posted a modest decline in comparable store sales. The home office category posted a low double-digit comparable store sales gain for the fiscal year primarily driven by sales of personal computers, MP3 players and computer networking products, partially offset by softer sales of PDAs, computer accessories and scanners. The increase in revenue from notebook computers and computer networking products reflects customers' growing preference for portability, while the increase in desktop computers reflects customers' increased desire to upgrade their home computers. A mid-single-digit comparable store sales gain in the consumer electronics category was primarily driven by sales of digital televisions, digital cameras and digital camcorders, reflecting continued consumer migration to, and increased affordability of, digital products, partially offset by declines in sales of analog televisions and camcorders, as well as VCRs. The entertainment software category also had a mid-single-digit comparable store sales gain for fiscal 2004, fueled by new-releases and our improved assortments in both DVD movies and CDs, partially offset by a double-digit comparable store sales decline in video game hardware. Despite improving trends in appliances throughout fiscal 2004, the category posted a modest comparable store sales decline for the fiscal year. Increased assortments in higher-end laundry products, refrigerators and dishwashers, as well as effective promotions in the second half of fiscal 2004, were more than offset by softer sales during the first half of fiscal 2004.

The Domestic gross profit rate increased to 25.3% of revenue for fiscal 2004, an improvement of 0.3% of revenue compared with 25.0% of revenue for the prior fiscal year. The increase in the gross profit rate was primarily due to gross profit rate improvements within our product categories and a more effective use of promotions compared with the prior fiscal year. The improvements in the gross profit rates within our product categories resulted from specific initiatives, including reducing markdowns, improving product assortments and developing more effective promotions. These factors were partially offset by costs associated with Reward Zone and the increase of the home office category in the revenue mix, as that product category carries a lower gross profit rate.

The fiscal 2004 SG&A rate for the Domestic segment was 19.6% of revenue, a decrease of 0.2% of revenue from 19.8% of revenue for the prior fiscal year. The SG&A rate benefited from expense leverage resulting from the 7.4% comparable store sales gain, the addition of 60 U.S. Best Buy stores and three Magnolia Audio Video stores in the past 12 months, a full year of revenue from stores added in fiscal 2003, the realization of cost savings from our efficient enterprise initiative and a one-time gain of approximately $5 million, before tax, associated with the sale of stock received in connection with a vendor co-marketing agreement. In addition, the Domestic segment's SG&A rate for fiscal 2004 also benefited from the absence of certain costs incurred during fiscal 2003, including lease termination and asset impairment charges associated with vacating our previous corporate facilities in connection with the relocation to our new corporate campus. These factors were partially offset by increased performance-based incentive compensation as a result of our improved year-over-year financial performance and restricted stock grants awarded pursuant to our new long-term incentive compensation program, reduced funding received from vendor alliance programs, expenses associated with our customer centricity initiative and technology asset impairment charges.

The following table reconciles Domestic stores open at the beginning and end of fiscal 2004:

	Total Stores at End of Fiscal 2003	Stores Opened	Stores Closed	Total Stores at End of Fiscal 2004

U.S. Best Buy stores	548	60	—	608
Magnolia Audio Video stores	19	3	—	22

Total	567	63	—	630

The following table reconciles Domestic stores open at the beginning and end of fiscal 2003:

	Total Stores at End of Fiscal 2002	Stores Opened	Stores Closed	Total Stores at End of Fiscal 2003

U.S. Best Buy stores	481	67	—	548
Magnolia Audio Video stores	13	6	—	19

Total	494	73	—	567

During fiscal 2004, we opened 60 U.S. Best Buy stores, remodeled three U.S. Best Buy stores and relocated four other U.S. Best Buy stores. At the end of fiscal 2004, we operated 608 U.S. Best Buy stores in 48 states and the District of Columbia. Magnolia Audio Video opened three new stores during fiscal 2004 and operated 22 stores in California, Washington and Oregon at the end of fiscal 2004. During fiscal 2004, Magnolia Audio Video remodeled one store.

International

The following table presents selected financial data for the International segment for each of the past three fiscal years ($ in millions):

Segment Performance Summary (unaudited)	2004	2003	As-Adjusted 2002(1)	2002(2)

Revenue	$2,322	$1,643	$1,391	$596
Comparable stores sales % change(3)	4.7%	4.3%	NA	17.4%
Gross profit as a % of revenue	24.3%	25.0%	25.0%	23.4%
SG&A as a % of revenue	22.7%	24.5%	23.1%	19.7%
Operating income	$37	$8	$27	$22
Operating income as a % of revenue	1.6%	0.5%	1.9%	3.7%

(1) As-adjusted data conforms the accounting for vendor allowances to the method adopted in fiscal 2003 and is reflected as if Future Shop had been acquired at the beginning of fiscal 2002.

(2) Reflects results of operations of Future Shop subsequent to its acquisition in November of fiscal 2002.

(3) Comprised of revenue at stores and Internet sites operating for at least 14 full months, as well as remodeled and expanded locations. Relocated stores are excluded from the comparable store sales calculation until at least 14 full months after reopening. Acquired stores are included in the comparable store sales calculation beginning with the first full quarter following the first anniversary of the date of acquisition. The calculation of the comparable store sales percentage change excludes the impact of fluctuations in foreign currency exchange rates.

In the third quarter of fiscal 2004, we refined our methodology for calculating our comparable store sales percentage change. It now reflects the impact of non-point-of-sale (non-POS) revenue transactions. We refined our comparable store sales calculation methodology in light of changes in our business. Previously, our comparable store sales calculation was based on store POS revenue. The comparable store sales change for fiscal 2004 has been computed based on the refined methodology. The comparable store sales changes for prior fiscal years have not been computed using the refined methodology. Refining the methodology for calculating our comparable store sales percentage change did not impact previously reported revenue, earnings or cash flows.

The International segment generated operating income of $37 million for fiscal 2004, compared with $8 million for the prior fiscal year. Approximately one-quarter of the increase in operating income for fiscal 2004 was due to the effect of changes in foreign currency exchange rates. The remainder of the increase in operating income was primarily due to revenue gains, including a 4.7% comparable store sales increase for the fiscal year, and an improved SG&A rate, and was partially offset by a decrease in the gross profit rate.

International revenue increased 41% to $2.3 billion for fiscal 2004, compared with $1.6 billion last fiscal year. The effect of changes in foreign currency exchange rates accounted for approximately half of the revenue increase for the fiscal year. New store additions in the past two fiscal years accounted for approximately two-fifths of the revenue increase, and the 4.7% comparable store sales gain accounted for the remainder. The comparable store sales gain reflected market share gains and was driven by increased revenue from digital televisions, digital cameras, DVD movies and notebook computers.

The International gross profit rate was 24.3% of revenue for fiscal 2004, a decrease from 25.0% of revenue for the prior fiscal year. The decline in the gross profit rate was primarily due to increased promotional activity compared with the prior fiscal year, including higher customer financing expenses. In response to the opening of Best Buy stores in Canada, our competitors in the International segment increased their promotional offerings, resulting in additional pressure on our gross profit rate.

The SG&A rate for the International segment declined to 22.7% of revenue for fiscal 2004, compared with 24.5% of revenue for the prior fiscal year. The SG&A rate decrease for fiscal 2004 was primarily due to expense leverage resulting from new store openings and the 4.7% comparable store sales gain, as well as the absence of certain expenses incurred during fiscal 2003, including expenses associated with launching Canadian Best Buy stores and outside consulting expenses intended to improve the future efficiency and profitability of International operations. Also, the International SG&A rate was positively affected by favorable settlements related to previously established legal and location closing liabilities, which did not have a significant affect on fiscal 2004 earnings from continuing operations.

During the fourth quarter of fiscal 2004, we completed our annual impairment testing of the goodwill and tradename recorded in our International segment. Based on expectations for the business and the prevailing retail environment, we determined that no impairment existed. However, if unanticipated events adversely impact this segment for an extended period of time, it could result in future impairment charges. In addition, the value recorded for the Future Shop tradename is based on the continuation of the Future Shop brand in Canada. If we ever were to abandon the Future Shop tradename, it would result in future impairment charges.

The following table reconciles International stores open at the beginning and end of fiscal 2004:

	Total Stores at End of Fiscal 2003	Stores Opened	Stores Closed	Total Stores at End of Fiscal 2004

Future Shop stores	104	4	—	108
Canadian Best Buy stores	8	11	—	19

Total	112	15	—	127

The following table reconciles International stores open at the beginning and end of fiscal 2003:

	Total Stores at End of Fiscal 2002	Stores Opened	Stores Closed	Total Stores at End of Fiscal 2003

Future Shop stores	95	9	—	104
Canadian Best Buy stores	—	8	—	8

Total	95	17	—	112

During fiscal 2004, we opened four and relocated five Future Shop stores. At the end of fiscal 2004, we operated 108 Future Shop stores throughout all Canadian provinces. We also opened 11 Canadian Best Buy stores during fiscal 2004, including our first such stores in Alberta and Manitoba. At the end of fiscal 2004, we operated 19 Canadian Best Buy stores in Ontario, Alberta and Manitoba.

Discontinued Operations

For fiscal 2004, the sale of our interest in Musicland resulted in an after-tax loss on the disposal of discontinued operations totaling $66 million. The results of discontinued operations for fiscal 2004 are included through the date of the sale, June 16, 2003. Fiscal 2003 results from discontinued operations are for the entire fiscal year. For additional information regarding discontinued operations, refer to Note 2, Discontinued Operations, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

The results from discontinued operations for the past three fiscal years are as follows ($ in millions):

Discontinued Operations Performance Summary (unaudited)	2004	2003	As-Adjusted 2002(1)	2002

Revenue	$354	$1,727	$1,886	$1,886
Operating (loss) income	(46)	(238)	31	29
Interest expense	—	(6)	(20)	(19)

(Loss) earnings before income tax (benefit) expense	(46)	(244)	11	10
Income tax (benefit) expense(2)	(17)	(119)	11	10

Loss before loss on disposal of discontinued operations and the cumulative effect of accounting changes	(29)	(125)	—	—
Loss on disposal of discontinued operations, net of $0 tax(3)	(66)	—	—	—
Cumulative effect of changes in accounting principles, net of $5 tax(4)	—	(316)	—	—

Loss from discontinued operations, net of tax	$(95)	$(441)	$—	$—

(1) As-adjusted data conforms the accounting for vendor allowances to the method adopted in fiscal 2003.

(2) Fiscal 2003 included a $25 million tax benefit resulting from the differences between the bases of assets and liabilities for financial reporting and income tax purposes at acquisition, which were expected to be realized upon the disposition of Musicland.

(3) In fiscal 2004, based on the terms of the sale of our interest in Musicland, we determined that the nature of our future taxable income may not allow us to realize the $25 million deferred tax asset recorded in fiscal 2003 and have provided a full valuation allowance.

(4) In the first quarter of fiscal 2003, we recorded an after-tax, non-cash impairment charge of $308 million for the full write-off of goodwill related to our acquisition of Musicland, in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, which was adopted effective on March 3, 2002. In addition, we recorded an after-tax, non-cash charge of $8 million for the change in our method of accounting for vendor allowances in accordance with EITF No. 02-16, Accounting by a Reseller for Cash Consideration Received from a Vendor.

Additional Consolidated Results

Net Interest (Expense) Income

Net interest expense increased to $8 million for fiscal 2004, compared with net interest income of $4 million for fiscal 2003. The increase in net interest expense was primarily a result of the allocation of interest expense to discontinued operations for fiscal 2003. In addition, net interest expense increased approximately $4 million for fiscal 2004 as a result of interest expense related to the construction of our new corporate campus that was capitalized during fiscal 2003.

Net interest income decreased to $4 million for fiscal 2003, compared with $18 million for fiscal 2002. The decrease in net interest income was primarily due to lower yields on short-term investments and a full year of interest expense associated with convertible debentures issued during fiscal 2002.

For additional information regarding net interest (expense) income, refer to Note 6, Net Interest (Expense) Income, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Effective Income Tax Rate

Our effective income tax rate decreased to 38.3% for fiscal 2004, compared with 38.7% for fiscal 2003. The decrease in the effective income tax rate for fiscal 2004 was mainly due to our lower effective state income tax rate for the current fiscal year.

Our effective income tax rate increased to 38.7% for fiscal 2003, up from 38.4% for fiscal 2002. The increase in the effective income tax rate for fiscal 2003 was primarily due to increased tax expense related to our International segment and a slight increase in the effective state income tax rate.

Impact of Inflation and Changing Prices

The impact of inflation and changing prices has not been material to our revenue or earnings from continuing operations in any of the last three fiscal years. Highly competitive market conditions and the general economic environment minimized inflation's impact on the selling prices of our products.

Liquidity and Capital Resources

Summary

We ended fiscal 2004 with $2.6 billion of cash and cash equivalents, an increase from $1.9 billion at the end of fiscal 2003. Working capital, the excess of current assets over current liabilities, increased to $1.2 billion at the end of fiscal 2004, compared with $1.1 billion at the end of fiscal 2003.

Cash Flows

Cash provided by operating activities was $1.4 billion for fiscal 2004, compared with $746 million for fiscal 2003 and $1.5 billion for fiscal 2002. The improvement in operating cash flows for fiscal 2004, compared with the prior fiscal year, was primarily due to an increase in cash provided from changes in operating assets and liabilities, as well as increased earnings from continuing operations. Earnings from continuing operations increased to $800 million for fiscal 2004, compared with $622 million for fiscal 2003. The changes in operating assets and liabilities were substantially due to changes in accounts payable, other liabilities and accrued income taxes, partially offset by increased merchandise inventories. Merchandise inventories increased in fiscal 2004, primarily due to the addition of new stores and changes in product mix, including expanded assortments of digital televisions and notebook computers. In addition, the increased inventory levels reflected our efforts to improve in-stock positions in product categories that have been driving our revenue growth. The increase in accounts payable was primarily due to the increase in inventory, the timing of vendor payments and increased business volume. Other liabilities increased primarily due to growth in the business, higher performance-based incentive compensation as a result of our improved year-over-year operating performance and increased payroll withholdings associated with our new employee stock purchase plan. Accrued income taxes increased primarily due to higher income taxes resulting from the increase in earnings from continuing operations, partially offset by tax benefits resulting from the sale of our interest in Musicland.

Cash used in investing activities was $543 million for fiscal 2004, compared with $659 million and $924 million for fiscal 2003 and fiscal 2002, respectively. The decrease for fiscal 2004 was primarily a result of a decrease in additions to property and equipment. Refer to the "Capital Expenditures" section of this MD&A for additional information. In fiscal 2004, we used cash for the construction of new retail locations, information systems, distribution center improvements, and other additions to property and equipment, including the completion of our new corporate campus. The primary purposes of the cash investment activity were to support our expansion plans, to improve our operational efficiency and to enhance shareholder value.

Cash used in financing activities was $133 million for fiscal 2004, compared with cash provided by financing activities of $45 million for fiscal 2003 and $769 million for fiscal 2002. The change from fiscal 2003 to fiscal 2004 was primarily due to the payment of cash dividends and repurchases of our common stock during fiscal 2004, partially offset by increased proceeds from the issuance of common stock in connection with our equity-based compensation programs. We made two dividend payments totaling approximately $130 million during fiscal 2004. In addition, during fiscal 2004, we repurchased $100 million of our common stock pursuant to the stock purchase program authorized by our Board of Directors in fiscal 2000.

Net cash used in discontinued operations was $53 million for fiscal 2004, compared with $79 million for fiscal 2003 and $270 million for fiscal 2002. Net cash used in discontinued operations decreased for fiscal 2004, as compared with fiscal 2003, due to the sale of our interest in Musicland during the second quarter of fiscal 2004.

Sources of Liquidity

Funds generated by operating activities and available cash and cash equivalents continue to be our most significant sources of liquidity. We believe funds generated from the expected results of operations and available cash and cash equivalents will be sufficient to finance anticipated expansion plans and strategic initiatives for the next fiscal year. In addition, our revolving credit facilities are available for additional working capital needs or investment opportunities. There can be no assurance, however, that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under the revolving credit facilities.

We have a $200 million unsecured revolving credit facility scheduled to expire in March 2005, of which $197 million was available at February 28, 2004. Outstanding letters of credit reduced the amount available under this facility. No borrowings were made under this facility during fiscal 2004, 2003 and 2002.

We also have inventory financing lines totaling $210 million that allow us to extend the due dates of merchandise invoices beyond their normal terms. At February 28, 2004, $140 million was available for use under these facilities. Outstanding merchandise invoices reduced the amounts available under these facilities.

In March 2004, we entered into a $19 million unsecured revolving demand facility related to our International operations, of which $4 million is only available on a seasonal basis from August through January of each year. This facility replaced a $41 million unsecured credit facility which was cancelled on March 1, 2004. There were no borrowings outstanding under the $41 million facility at February 28, 2004.

We offer our customers extended financing through a third-party financial institution. The use of financing encourages consumers to purchase selected products and promotes our business. The third-party institution assumes the risk of collection from our customers and has no recourse against us for any uncollectible amounts. Generally, these financing offers allow customers to purchase products with repayment terms ranging from 90 days to 18 months without a finance charge. Our contract with the third-party financial institution extends through January 2009. If the contract were to be unexpectedly terminated or canceled, we believe we could contract with an alternative third-party financial institution or directly provide our customers with extended financing.

Our credit ratings as of February 28, 2004, were as follows:

Rating Agency	Rating	Outlook

Fitch(1)	BBB	Stable
Moody's	Baa3	Stable
Standard & Poor's(2)	BBB-	Stable

(1) Fitch Ratings affirmed its BBB rating and Stable outlook in September 2003. Fitch stated that its ratings reflected our strong customer acceptance and market share, solid operating margins and liquid balance sheet. These factors were balanced against the cyclical nature of the consumer electronics industry.

(2) Standard & Poor's Ratings Services revised its outlook to Stable from Negative in June 2003. The revised outlook issued by Standard & Poor's Ratings Services reflects our divestiture of Musicland, no expected significant acquisition activity and positive comparable store sales trends.

Factors that can impact our credit ratings include changes in our operating performance, the economic environment, conditions in the retail and consumer electronics industries, our financial position and changes in our business strategy. We do not currently foresee any reasonable circumstances under which our credit ratings would be significantly downgraded. If a downgrade were to occur, it could adversely impact, among other things, our future borrowing costs, access to capital markets, vendor financing terms and future new store occupancy costs. In addition, the conversion rights of the holders of our convertible debentures could be accelerated if our credit ratings were to be downgraded.

Capital Expenditures

A component of our long-term strategy is our capital expenditure program. This program includes, among other things, investments in new stores, store remodeling, store relocations and expansions, new distribution facilities and information technology enhancements. During fiscal 2004, we invested $545 million in property and equipment, including opening 78 new stores; remodeling, relocating and/or expanding 13 stores; and improving our distribution centers and information systems. We plan to invest approximately $700 million in property and equipment during fiscal 2005. We expect to open approximately 73 new stores in the United States and Canada; remodel, relocate and/or expand some of our older stores in key strategic markets; complete the construction of our new Ardmore, Oklahoma, distribution center; complete the expansion of our Brampton, Ontario, distribution center and make other infrastructure investments to support the business. Capital expenditures are funded through cash provided by operating activities, as well as available cash and cash equivalents.

Refer to the "Outlook for Fiscal 2005" section of this MD&A for additional information on our capital expenditure plans for fiscal 2005.

The following table presents our cash capital expenditures for each of the past three fiscal years ($ in millions):

Fiscal Year	2004	2003	2002

New stores	$215	$219	$194
Store-related projects(1)	111	96	69
Corporate campus(2)	29	131	107
Information technology	112	185	153
Other	78	94	58

Total cash capital expenditures(3)	$545	$725	$581

(1) Includes store remodels, relocations and/or expansions, as well as various merchandising projects.

(2) Construction of our new corporate campus was completed during fiscal 2004.

(3) Excludes cash paid for acquisitions.

Debt and Capital

In fiscal 2002, we sold convertible debentures due June 27, 2021, and January 15, 2022, with an initial principal amount at maturity of $492 million and a principal amount of $402 million, respectively. The proceeds from the offerings, net of offering expenses, were $726 million. We may redeem, and holders of the debentures may require us to purchase, all or part of the debentures on certain dates or upon the occurrence of certain events as specified in the respective indentures. In addition, in the event that certain conditions are satisfied, holders may surrender their debentures for conversion, which would increase the number of shares of our common stock outstanding and have a dilutive impact on our reported earnings per share. The shares related to the convertible debentures were not included in our diluted earnings-per-share computation for fiscal 2004 or 2003, as the criteria for conversion of the debentures were not met. For additional information regarding the convertible debentures, refer to Note 4, Debt, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Holders of our convertible debentures due in 2021 can require us to redeem the debentures for cash effective on June 27, 2004. As a result, convertible debentures with a carrying value of $353 million have been included in the current portion of long-term debt in the February 28, 2004, consolidated balance sheet. At the end of fiscal 2004, the fair market value of the convertible debentures exceeded the redemption value. Therefore, we do not currently expect, subject to changes in market conditions, that holders of the convertible debentures will exercise their redemption option during fiscal 2005 and require us to purchase these debentures. However, if market conditions change and holders of our convertible debentures due in 2021 exercise their redemption option, we believe funds generated from the expected results of operations and available cash and cash equivalents will be sufficient to finance the redemption. If holders of our convertible debentures do not exercise their redemption option on June 27, 2004, their next redemption opportunity will not be until June 27, 2009.

Our ability to access our credit facilities is subject to our compliance with the terms and conditions of the credit facilities, including financial covenants. The financial covenants require us to maintain certain financial ratios and a minimum net worth. As of the end of fiscal 2004, we were in compliance with all such covenants. In the event we were to default on any of our other debt, it would constitute a default under our credit facilities as well.

Our decision to own or lease real estate is based on an assessment of our financial liquidity, our capital structure, our desire to own or to lease the location and the alternative that results in the highest return to our shareholders. For those sites developed using working capital, we often sell and lease back those properties under long-term lease agreements.

We also have a master lease program which was used for the purpose of constructing and leasing new retail locations. As of February 28, 2004, $58 million in leases related to new stores were outstanding under the master lease program. The master lease program is complete and there will be no further new-store development under this program. The program is set to expire on January 1, 2006, and is renewable for one year, subject to the lenders' consent.

Share Repurchases and Dividends

In October 2003, we announced our intent to resume purchasing shares of our common stock pursuant to a $400 million share repurchase program authorized by the Company's Board of Directors in fiscal 2000. During fiscal 2004, we purchased and retired 1.8 million shares at a cost of $100 million. No purchases were made under the stock repurchase program in either fiscal 2003 or fiscal 2002. We have purchased and retired 4.6 million shares at a cost of $200 million since the inception of the share repurchase program in fiscal 2000. We consider several factors in determining when to make share repurchases, including among other things, our cash needs and the market price of our stock. At the end of fiscal 2004, $200 million of the $400 million originally authorized by the Company's Board of Directors was available for future share repurchases. There is no expiration date governing the period over which we can make our share repurchases. We expect that cash provided by future operating activities, as well as available cash and cash equivalents, will be the sources of funding for the share repurchase program.

Additional information on the share repurchase program is included in Item 5, Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, of this Annual Report on Form 10-K.

In October 2003, we also announced that our Board of Directors had declared the Company's first-ever cash dividends, including the initiation of a regular quarterly cash dividend. A special cash dividend payment of $0.30 per common share, or approximately $97 million based on 324,804,000 common shares outstanding as of the record date, November 18, 2003, was paid on December 9, 2003. In addition, a regular quarterly cash dividend of $0.10 per common share, or approximately $33 million based on 324,146,000 common shares outstanding as of the record date, January 7, 2004, was paid on January 28, 2004. These two dividend payments allowed the Company to begin its desired rhythm of paying $0.40 per common share each fiscal year, subject to legal and contractual restrictions. The second regular quarterly cash dividend of $0.10 per common share is payable on May 12, 2004, to shareholders of record as of the close of business on April 21, 2004. We plan to fund future dividend payments using cash provided by future operating activities and available cash and cash equivalents.

Off-Balance-Sheet Arrangements and Contractual Obligations

Other than in connection with executing operating leases, we do not have any off-balance-sheet financing. We finance a portion of our new-store development program through sale-leaseback transactions, which involve selling stores to unrelated parties and then leasing the stores back under leases that are accounted for as operating leases in accordance with SFAS No. 13, Accounting for Leases. A summary of our operating lease obligations by fiscal year is included in the "Contractual Obligations" section below.

Our debt-to-capitalization ratio, which represents the ratio of total debt, including the current portion of long-term debt, to total capitalization (total debt plus total shareholders' equity), improved to 20% at February 28, 2004, compared with 23% at March 1, 2003. We view our debt-to-capitalization ratio as an important indicator of our creditworthiness. Our adjusted debt-to-capitalization ratio, including capitalized operating lease obligations (rental expense for all operating leases multiplied by eight), was 57% at the end of fiscal 2004, compared with 67% at the end of fiscal 2003. Total debt, including capitalized operating lease obligations (rental expense for all operating leases multiplied by eight), was $4.6 billion at February 28, 2004, compared with $5.5 billion at March 1, 2003.

The information presented in this Annual Report on Form 10-K includes financial information prepared in accordance with GAAP, as well as measures that may be considered non-GAAP financial measures. Generally, a non-GAAP financial measure is a numerical measure of a company's performance, financial position or cash flows that either excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with GAAP. The non-GAAP financial measures should be considered in addition to, but not as a substitute for, the information prepared in accordance with GAAP.

Our adjusted debt-to-capitalization ratio, including capitalized operating lease obligations (rental expense for all operating leases multiplied by eight), is not in accordance with, or preferable to, the ratio determined in accordance with GAAP. However, we have included this information as we believe that our adjusted debt-to-capitalization ratio, including capitalized operating lease obligations (rental expense for all operating leases multiplied by eight), is important for understanding our operations and provides meaningful additional information about our ability to service our long-term debt and other fixed obligations, and to fund our future growth. In addition, we believe our adjusted debt-to-capitalization ratio, including capitalized operating lease obligations (rental expense for all operating leases multiplied by eight), is relevant because it enables investors to compare our indebtedness to retailers who own, rather than lease, their stores.

In January 2003, as directed by the Sarbanes-Oxley Act of 2002, the SEC amended Item 10 of Regulation S-K to provide additional guidance to registrants that include non-GAAP financial measures in SEC filings. The following table presents a reconciliation of the numerator and denominator used in the calculation of our adjusted debt-to-capitalization ratio, including capitalized operating lease obligations (rental expense for all operating leases multiplied by eight) ($ in millions):

	Fiscal 2004	Fiscal 2003

Total debt (current and long-term portion)(1)	$850	$834
Capitalized operating lease obligations (8 times rental expense)(2)	3,746	4,680

Debt (including capitalized operating lease obligations)	$4,596	$5,514

Total debt (current and long-term portion)(1)	$850	$834
Capitalized operating lease obligations (8 times rental expense)(2)	3,746	4,680
Total shareholders' equity	3,422	2,730

Adjusted capitalization	$8,018	$8,244

Debt-to-capitalization ratio	20%	23%
Adjusted debt-to-capitalization ratio (including capitalized operating lease obligations)	57%	67%

(1) Fiscal 2003 includes $5 million of Musicland debt.

(2) Fiscal 2003 includes $1.2 billion of Musicland capitalized operating lease obligations.

The most directly comparable GAAP financial measure to our adjusted debt-to-capitalization ratio, including capitalized operating lease obligations (rental expense for all operating leases multiplied by eight), is our debt-to-capitalization ratio. Our debt-to-capitalization ratio excludes capitalized operating lease obligations (rental expense for all operating leases multiplied by eight) in both the numerator and denominator of the above calculation.

Contractual Obligations

The following table presents information regarding our contractual obligations by fiscal year ($ in millions):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-term debt obligations	$776	$355	$406	$2	$13
Capital lease obligations	16	13	3	—	—
Master lease obligation	58	—	58	—	—
Operating lease obligations	4,654	454	815	764	2,621
Purchase obligations(1)	636	456	174	6	—
Deferred compensation(2)	—	—	—	—	—

Total	$6,140	$1,278	$1,456	$772	$2,634

Note:    For more information regarding long-term debt, operating leases and purchase obligations, refer to Notes 4, 7 and 11, respectively, in the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

(1) Purchase obligations include agreements to purchase goods or services that are enforceable, legally binding and specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty. Additionally, we included open purchase orders in the table above which are not legally binding agreements. Our purchase orders are based on our current inventory needs and substantially all orders are fulfilled within 30 days.

(2) Included in other long-term liabilities on our consolidated balance sheet at February 28, 2004, is a $58 million obligation for deferred compensation. As the specific payment dates for the deferred compensation is unknown, related balances have not been reflected in the above table.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with GAAP. In connection with the preparation of the financial statements, we are required to make assumptions and estimates about future events, and apply judgment that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time the consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

Our significant accounting policies are discussed in Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. Management believes that the following accounting policies are the most critical to aid in fully understanding and evaluating our reported financial results, and they require management's most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. Management has reviewed these critical accounting policies and related disclosures with our independent auditor and the Audit Committee of our Board of Directors.

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions

Inventory Reserves

We value our inventory at the lower of the cost of the inventory or fair market value through the establishment of markdown and inventory loss reserves.

We have not made any material changes in the accounting methodology used to establish our markdown or inventory loss reserves during the past three fiscal years.
Our markdown reserve represents the excess of the carrying value, typically cost, over the amount we expect to realize from the ultimate sale or other disposal of the inventory based upon our assumptions regarding forecasted consumer demand, the promotional environment, inventory aging and technological obsolescence.

Our inventory loss reserve represents anticipated physical inventory losses (e.g., theft) that occurred since the last physical inventory date. Independent physical inventory counts are taken on a regular basis to ensure that the merchandise inventory reported in our consolidated financial statements is properly stated. During the interim period between physical inventory counts, we accrue for anticipated physical inventory losses on a location-by-location basis, based on a number of factors, including historical results and current inventory loss trends.
If our estimates regarding consumer demand are inaccurate or changes in technology affect demand for certain products in an unforeseen manner, we may be exposed to losses or gains in excess of our established markdown reserve that could be material. A 10% difference in our actual markdown reserve at February 28, 2004, would have affected net earnings by approximately $3 million for the fiscal year ended February 28, 2004.

If our estimates regarding physical inventory losses are inaccurate, we may be exposed to losses or gains that could be material. A 10% difference in actual physical inventory losses reserved for at February 28, 2004, would have affected net earnings by approximately $3 million for the fiscal year ended February 28, 2004.
Long-Lived Assets

Long-lived assets such as property and equipment are reviewed for impairment when events or changes in circumstances indicate that the carrying value of the assets contained in our financial statements may not be recoverable.

When evaluating long-lived assets for potential impairment, we first compare the carrying value of the asset to the asset's estimated future cash flows (undiscounted and without interest charges). If the estimated future cash flows are less than the carrying value of the asset, we calculate an impairment loss. The impairment loss calculation compares the carrying value of the asset to the asset's estimated fair value, which may be based on estimated future cash flows (discounted and with interest charges). We recognize an impairment loss if the amount of the asset's carrying value exceeds the asset's estimated fair value. If we recognize an impairment loss, the adjusted carrying amount of the asset will be its new cost basis. For a depreciable long-lived asset, the new cost basis will be depreciated (amortized) over the remaining useful life of that asset. Restoration of a previously recognized impairment loss is prohibited.
Our impairment loss calculations require management to apply judgment in estimating future cash flows and asset fair values, including forecasting useful lives of the assets and selecting the discount rate that reflects the risk inherent in future cash flows.
Using the impairment review methodology described herein, we recorded long-lived asset impairment charges of $22 million during the fiscal year ended February 28, 2004.

If actual results are not consistent with our assumptions and judgments used in estimating future cash flows and asset fair values, we may be exposed to additional impairment losses that could be material to our results of operations.

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. The only identifiable intangible asset, other than goodwill, included in our balance sheet is an indefinite-lived tradename related to our Future Shop stores.

We review goodwill and the Future Shop tradename for potential impairment annually and when events or changes in circumstances indicate the carrying value of the goodwill or the Future Shop tradename might exceed their current fair value. To assist in the process of reviewing goodwill and the Future Shop tradename for impairment, we obtain appraisals from an independent valuation firm. In addition to the use of an independent valuation firm, we perform internal valuation analyses and consider other publicly available market information.
We determine fair value using widely accepted valuation techniques, including discounted cash flow and market multiple analyses. These types of analyses require us to make assumptions and estimates regarding industry economic factors and the profitability of future business strategies. It is our policy to conduct impairment testing based on our current business strategy in light of present industry and economic conditions, as well as future expectations.
In the fourth quarter of fiscal 2004, we completed our annual impairment testing of goodwill and the Future Shop tradename using the methodology described herein, and determined there was no impairment.

If actual results are not consistent with our assumptions and estimates, we may be exposed to a goodwill impairment charge. The carrying value of goodwill as of February 28, 2004, was $477 million.

If actual results are not consistent with our assumptions and estimates, or if we ever were to discontinue the use of the Future Shop tradename as a result of abandoning our dual-branding strategy in Canada or otherwise, we may be exposed to an impairment charge. The carrying value of the Future Shop tradename as of February 28, 2004, was $37 million.
Extended Service Contract Liability

We assumed a liability for certain self-insured extended service contracts when we acquired Future Shop. The terms of these extended service contracts vary by product and extend through fiscal 2007.

The liability for the self-insured extended service contracts is based on a number of factors, including historical trends in product failure rates and the expected material and labor costs necessary to provide the services. We use independent actuaries to assist us in establishing our extended service contract liability. The frequency and severity of repair costs are the two primary factors affecting our extended service contract liability.

See Notes 1 and 11 to the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for further discussion regarding our accounting for extended service contracts.
The accounting for self-insured extended service contracts requires us to make assumptions and apply judgment when estimating product failure rates and expected material and labor costs necessary to provide the services. Periodically, management reevaluates its estimates to assess the adequacy of our extended service contract liability and adjusts the amount as necessary.
If actual results are not consistent with the assumptions and judgments used to calculate our extended service contract liability, we may be exposed to gains or losses that could be material.

A 10% change in the extended service contract liability at February 28, 2004, would have affected net earnings by approximately $1 million for the fiscal year ended February 28, 2004.

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions

Costs Associated with Exit Activities

We occasionally vacate stores and other locations prior to the expiration of the related lease. For vacated locations that are under long-term leases, we record an expense for the difference between our future lease payments and related costs (e.g., real estate taxes and common area maintenance) from the date of closure through the end of the remaining lease term, net of expected future sublease rental income.

The net cash flows are discounted using a risk-free interest rate that coincides with the remaining lease term. Our estimate of future cash flows is based on historical experience; our analysis of the specific real estate market, including input from independent real estate firms; and economic conditions that can be difficult to predict.
The calculation of our location closing liability requires us to make assumptions and to apply judgment regarding the timing and duration of future vacancy periods, the amount and timing of future settlement payments, and the amount and timing of potential future sublease income. When making these assumptions, we consider a number of factors, including historical settlement experience, the owner of the property, the location and condition of the property, the terms of the underlying lease, the specific marketplace demand and general economic conditions.
If actual results are not consistent with our assumptions and judgments, we may be exposed to gains or losses that could be material.

A 10% change in our location closing liability at February 28, 2004, would have resulted in an approximately $2 million change in net earnings for the fiscal year ended February 28, 2004.
Self-Insured Liabilities

We are self-insured for certain losses related to health, workers' compensation and general liability insurance, although we obtain third-party insurance coverage to limit our exposure to these claims.

When estimating our self-insurance liabilities, we consider a number of factors, including historical claims experience, demographic factors, severity factors and valuations provided by independent third-party actuaries.

Periodically, management reviews its assumptions and the valuations provided by independent third-party actuaries to determine the adequacy of our self-insured liabilities.

We have not made any material changes in the accounting methodology used to establish our self-insured liabilities during the past three years.
Our self-insured liabilities contain uncertainties because management must make assumptions and apply judgment to estimate the ultimate cost to settle reported claims and claims incurred but not reported as of the balance sheet date.
If actual results are not consistent with our assumptions and judgments, we may be exposed to gains or losses that could be material.

A 10% change in our self-insurance liabilities at February 28, 2004, would have affected net earnings by approximately $5 million for the fiscal year ended February 28, 2004.

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions

Tax Contingencies

Like most companies, domestic and foreign tax authorities periodically audit our income tax returns. These audits include questions regarding our tax filing positions, including the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the exposures associated with our various tax filing positions, including state and local taxes, we record reserves for probable exposures. A number of years may elapse before a particular matter, for which we have established a reserve, is audited and fully resolved. As of the end of fiscal 2004, four open tax years were undergoing examination by the United States Internal Revenue Service, and three open years with Revenue Canada.	The estimate of our tax contingencies reserve contains uncertainty because management must use judgment to estimate the exposures associated with our various filing positions.
Although management believes that the estimates and judgments discussed herein are reasonable, actual results could differ, and we may be exposed to gains or losses that could be material.

To the extent we prevail in matters for which reserves have been established, or are required to pay amounts in excess of our reserves, our effective tax rate in a given financial statement period could be materially affected. An unfavorable tax settlement would require use of our cash and result in an increase in our effective tax rate in the year of resolution. A favorable tax settlement would be recognized as a reduction in our effective tax rate in the year of resolution.
Revenue Recognition

See Note 1 to the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for a complete discussion of our revenue recognition policies.

During fiscal 2004, we launched Reward Zone, our customer loyalty program, which allows members to earn points for each purchase completed at U.S. Best Buy stores. After earning the required point total, members are awarded a certificate that may be redeemed on future purchases. The value of points earned by members are recorded as a liability and a reduction of revenue based on the percentage of points that are projected to be redeemed.

From time to time, we offer customers mail-in rebates valid for a refund of a portion of the price paid for merchandise or services. Rebates are recorded as a reduction of revenue based on the percentage of rebates that are projected to be redeemed.
We apply judgment in estimating the number of certificates expected to be redeemed by members of our customer loyalty program and rebate offers that will be redeemed by customers. Our estimate of the number of certificates and rebates that will be redeemed is primarily based on historical transaction experience.
If actual results are not consistent with our assumptions and judgments, we may be exposed to gains or losses that could be material.

A 10% change in the Reward Zone and rebate liabilities at February 28, 2004, would have affected net earnings by approximately $2 million and $8 million, respectively, for the fiscal year ended February 28, 2004.

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions

Long-Term Incentive Program

In fiscal 2004, we launched a new long-term incentive program for certain U.S. employees designed to help us attract and retain the best employees and to better align employee interests with those of our shareholders. Under the terms of the new program, which began in November 2003, eligible employees may receive a mix of restricted stock and stock options issued pursuant to existing shareholder-approved plans. Shares of restricted stock vest at the end of a three-year incentive period based on our total return to shareholders compared with the Standard & Poor's (S&P) 500.
At the end of each fiscal quarter, we are required to estimate the percentage of restricted stock that will vest at the end of the three-year incentive period in order to determine the amount of compensation expense to be recognized for the program.

Our estimate for the percentage of restricted stock that will vest is based on the projected performance of our stock compared with the S&P 500 during the three-year incentive period.
If actual results are not consistent with our assumptions and judgments, we may be exposed to changes in compensation expense that could be material.

A 10% difference in the percentage of restricted stock that is projected to vest at the end of the three-year incentive period would have changed the liability recorded at February 28, 2004, and net earnings for the fiscal year ended February 28, 2004, by less than a million dollars.

New Accounting Standards

In January 2003, the FASB issued Interpretation (FIN) No. 46, Consolidation of Variable Interest Entities, which requires the consolidation of, and disclosures about, variable interest entities (VIEs). VIEs are entities for which control is achieved through means other than voting rights. In December 2003, the FASB revised FIN No. 46 to incorporate all decisions, including those in previously issued FASB Staff Positions, into one Interpretation. The revised Interpretation supersedes the original Interpretation. In most circumstances, the requirements were effective immediately for all VIEs in which an interest was acquired after January 31, 2003. For variable interests in special purpose entities in which an interest was acquired before February 1, 2003, the requirements were effective for us at the end of fiscal 2004. Requirements for non-special purpose entities acquired before February 1, 2003, are effective for us at the end of the first quarter of fiscal 2005. FIN No. 46 has not had, and is not expected to have, a significant impact on our consolidated financial statements.

During fiscal year 2004, we adopted EITF Issue No. 03-10, Application of Issue 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers, which amends EITF No. 02-16. According to the amended guidance, if certain criteria are met, consideration received by a reseller in the form of reimbursement from a vendor for honoring the vendor's sales incentives offered directly to consumers (e.g., manufacturers' coupons) should not be recorded as a reduction of the cost of the reseller's purchases from the vendor. The adoption of EITF No. 03-10 did not impact reported net earnings, financial position or cash flows.

Quarterly Results and Seasonality

Similar to many retailers, our business is seasonal. Historically, we have realized more of our revenue and earnings in the fiscal fourth quarter, which includes the majority of the holiday selling season, than in any other fiscal quarter. The timing of new store openings, costs associated with acquisitions and development of new businesses, and general economic conditions also may affect our future quarterly results.

Selected quarterly financial data is included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Fourth-Quarter Summary

•
Earnings from continuing operations increased 24% to $469 million, or $1.42 per diluted share, compared with $378 million, or $1.16 per diluted share, for the fourth quarter of fiscal 2003. The increase in earnings from continuing operations was driven by revenue gains, including a comparable store sales increase of 9.7%, and an improved gross profit rate, and was partially offset by a modest increase in our SG&A rate.

•
Revenue increased 21% to $8.4 billion, compared with $7.0 billion for the fourth quarter of fiscal 2003, driven by a comparable store sales gain of 9.7%, the addition of 78 stores in the past 12 months and the effect of changes in foreign currency exchange rates.

•
Our gross profit rate increased 0.3% of revenue to 25.4% of revenue, up from 25.1% of revenue for the fourth quarter of fiscal 2003. The increase in the gross profit rate was primarily due to gross profit rate improvements within our product categories and a more effective use of promotions in the Domestic segment compared with the fourth quarter of the prior fiscal year. These improvements were partially offset by costs associated with Reward Zone; the increase of the home office category in the revenue mix, as that product category carries a lower gross profit rate; and a more promotional environment in the International segment compared with the fourth quarter of fiscal 2003.

•
Our SG&A rate increased 0.1% of revenue to 16.4% of revenue, up from 16.3% of revenue for the fourth quarter of fiscal 2003. The modest SG&A rate increase was primarily due to increased performance-based incentive compensation, expenses associated with our customer centricity initiative and reduced funding from vendor alliance programs. These factors were partially offset by expense leverage from a 21% increase in revenue and the realization of cost savings from our efficient enterprise initiative.

Consolidated

The following table presents unaudited selected consolidated financial data ($ in millions, except per share amounts):

	Three Months Ended
	February 28, 2004	March 1, 2003

Revenue	$8,449	$6,989
Comparable store sales % change(1)	9.7%	1.2%
Gross profit as a % of revenue	25.4%	25.1%
SG&A as a % of revenue	16.4%	16.3%
Operating income	$759	$612
Operating income as a % of revenue	9.0%	8.7%
Earnings from continuing operations	$469	$378
Loss from discontinued operations, net of tax	—	(67)
Net earnings	$469	$311
Diluted earnings per share — continuing operations	$1.42	$1.16
Diluted earnings per share	$1.42	$0.96

Note: All periods presented reflect the classification of Musicland's financial results as discontinued operations.

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

In the third quarter of fiscal 2004, we refined our methodology for calculating our comparable store sales percentage change. It now reflects the impact of non-point-of-sale (non-POS) revenue transactions. We refined our comparable store sales calculation methodology in light of changes in our business. Previously, our comparable store sales calculation was based on store POS revenue. The comparable store sales change for fiscal 2004 has been computed based on the refined methodology. The comparable store sales change for the prior fiscal year has not been computed using the refined methodology. Refining the methodology for calculating our comparable store sales percentage change did not impact previously reported revenue, earnings or cash flows.

Earnings from continuing operations were $469 million for the fourth quarter of fiscal 2004,

or $1.42 per diluted share, a 24% increase from $378 million, or $1.16 per diluted share, for the fourth quarter of fiscal 2003. The increase in earnings from continuing operations was driven by a 21% increase in revenue, including a comparable store sales gain of 9.7%, and an improved gross profit rate, and was partially offset by a modest increase in our SG&A rate.

Revenue for the fourth quarter of fiscal 2004 increased 21% to $8.4 billion, compared with $7.0 billion for the fourth quarter of the prior fiscal year. Revenue from our Domestic and International segments increased 19% and 46%, respectively, for the fourth quarter of fiscal 2004 compared with the same period of the prior year. Approximately two-fifths of the increase in revenue for the fourth quarter of fiscal 2004 was due to the 9.7% comparable store sales gain. The addition of 78 stores in the past 12 months also accounted for approximately two-fifths of the revenue increase for the quarter. The remainder of the revenue increase for the fiscal fourth quarter was due to the effect of changes in foreign currency exchange rates. Revenue and comparable store sales for the fiscal fourth quarter also benefited from revenue gains at our Web sites.

The fiscal fourth-quarter comparable store sales gain was driven by an improved economic environment, including an increase in consumer confidence which resulted in higher customer traffic in our stores. Also contributing to the comparable store sales gain were effective advertising and promotional campaigns, as well as the redemption of gift cards and Reward Zone certificates following the holiday selling season. Customer traffic accelerated in the second half of December and sustained that pace through the end of the quarter. Products having the largest impact on our fiscal fourth-quarter comparable store sales gain included notebook and desktop computers, digital televisions, digital cameras and accessories, DVD movies, CDs, MP3 players and digital camcorders.

Our gross profit rate improved to 25.4% of revenue for the fourth quarter of fiscal 2004, compared with 25.1% of revenue for the fourth quarter of the prior fiscal year. The increase in the gross profit rate for the fiscal fourth quarter was primarily due to gross profit rate improvements within our product categories and a more effective use of promotions in the Domestic segment compared with the prior fiscal year. The improvements in the gross profit rates within our product categories resulted from specific initiatives, including reducing markdowns, improving product assortments and developing more effective promotions. These factors were partially offset by costs associated with Reward Zone; the increase of home office products in the revenue mix, as that product category carries a lower gross profit rate; and a more promotional environment in the International segment compared with the fourth quarter of fiscal 2003.

The SG&A rate increased to 16.4% of revenue for the fourth quarter of fiscal 2004, compared with 16.3% of revenue for the fourth quarter of the prior fiscal year. The modest SG&A rate increase was primarily due to increased performance-based incentive compensation as a result of improved year-over-year financial performance, expenses associated with our customer centricity initiative and reduced funding from vendor alliance programs. These factors were partially offset by expense leverage from the 21% increase in revenue and the realization of cost savings from our efficient enterprise initiative.

Segment Performance

Domestic

The following table presents unaudited selected financial data for the Domestic segment ($ in millions):

	Three Months Ended
	February 28, 2004	March 1, 2003

Revenue	$7,605	$6,411
Comparable stores sales % change(1)	9.9%	1.2%
Gross profit as a % of revenue	25.5%	25.1%
SG&A as a % of revenue	16.1%	15.9%
Operating income	$712	$591
Operating income as a % of revenue	9.4%	9.2%

Note: All periods presented reflect the classification of Musicland's financial results as discontinued operations.

(1) Comprised of revenue at stores and Internet sites operating for at least 14 full months, as well as remodeled and expanded locations. Relocated stores are excluded from the comparable store sales calculation until at least 14 full months after reopening.

In the third quarter of fiscal 2004, we refined our methodology for calculating our comparable store sales percentage change. It now reflects the impact of non-point-of-sale (non-POS) revenue transactions. We refined our comparable store sales calculation methodology in light of changes in our business. Previously, our comparable store sales calculation was based on store POS revenue. The comparable store sales change for fiscal 2004 has been computed based on the refined methodology. The comparable store sales change for the prior fiscal year has not been computed using the refined methodology. Refining the methodology for calculating our comparable store sales percentage change did not impact previously reported revenue, earnings or cash flows.

For the fourth quarter of fiscal 2004, Domestic operating income increased to $712 million, or 9.4% of revenue, compared with $591 million, or 9.2% of revenue, for the fourth quarter of the prior fiscal year. The improvement in our Domestic segment's operating income for the fiscal fourth quarter was driven by revenue gains, including a 9.9% comparable store sales increase, and a 0.4% of revenue improvement in the gross profit rate, and was partially offset by an increase in the SG&A rate.

Domestic revenue was $7.6 billion for the fourth quarter of fiscal 2004, a 19% increase compared with fiscal 2003 fourth-quarter revenue of $6.4 billion. Slightly more than half of the revenue increase was due to the 9.9% comparable store sales gain. The remainder of the revenue increase resulted from the addition of 60 U.S. Best Buy stores and three Magnolia Audio Video stores in the past 12 months. Revenue and comparable store sales for the fiscal fourth quarter also benefited from revenue gains at our Domestic Web sites.

All four product categories posted comparable store sales gains for the fiscal fourth quarter. The mid-teens comparable store sales gain in the home office category was primarily driven by sales of personal computers, MP3 players and computer networking products, partially offset by softer sales of PDAs. The high-single-digit comparable store sales gain in consumer electronics was primarily driven by sales of digital televisions, digital cameras and accessories, and digital camcorders, and was partially offset by declines in sales of analog televisions. For the fiscal fourth quarter, the entertainment software category had a high-single-digit comparable store sales gain, fueled by new releases and our improved assortments in both DVD movies and CDs, partially offset by a comparable store sales decline in video game hardware. The appliances category posted a comparable store sales gain in the high-single digits for the fiscal fourth quarter, primarily benefiting from an expanded assortment and strong new products in higher-end laundry products, refrigerators and dishwashers, as well as effective promotions.

The Domestic gross profit rate increased to 25.5% of revenue for the fourth quarter of fiscal 2004, an improvement of 0.4% of revenue compared with 25.1% of revenue for the same period of fiscal 2003. The increase in the gross profit rate for the fiscal fourth quarter was primarily due to gross profit rate improvements within our product categories and a more effective use of promotions compared with the prior fiscal year. The improvements in the gross profit rates within our product categories resulted from specific initiatives, including reducing markdowns, improving product assortments and developing more effective promotions. These factors were partially offset by costs associated with Reward Zone and the increase of the home office category in the revenue mix, as that product category carries a lower gross profit rate.

The Domestic SG&A rate increased 0.2% of revenue to 16.1% of revenue for the fourth quarter of fiscal 2004, up from 15.9% of revenue for the fourth quarter of the prior fiscal year. The modest SG&A rate increase was primarily due to increased performance-based incentive compensation as a result of improved year-over-year financial performance, expenses associated with our customer centricity initiative and reduced funding from vendor alliance programs. These factors were partially offset by expense leverage from the 9.9% comparable store sales gain, the addition of 60 U.S. Best Buy stores and three Magnolia Audio Video stores in the past 12 months, as well as the realization of cost savings from our efficient enterprise initiative.

International

The following table presents unaudited selected financial data for the International segment ($ in millions):

	Three Months Ended
	February 28, 2004	March 1, 2003

Revenue	$844	$578
Comparable stores sales % change(1)	7.9%	0.6%
Gross profit as a % of revenue	24.2%	24.9%
SG&A as a % of revenue	18.7%	21.3%
Operating income	$47	$21
Operating income as a % of revenue	5.5%	3.6%

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

In the third quarter of fiscal 2004, we refined our methodology for calculating our comparable store sales percentage change. It now reflects the impact of non-point-of-sale (non-POS) revenue transactions. We refined our comparable store sales calculation methodology in light of changes in our business. Previously, our comparable store sales calculation was based on store POS revenue. The comparable store sales change for fiscal 2004 has been computed based on the refined methodology. The comparable store sales change for the prior fiscal year has not been computed using the refined methodology. Refining the methodology for calculating our comparable store sales percentage change did not impact previously reported revenue, earnings or cash flows.

The International segment's operating income increased to $47 million, or 5.5% of revenue, for the fourth quarter of fiscal 2004, compared with fourth-quarter operating income of $21 million, or 3.6% of revenue, for fiscal 2003. Approximately three-tenths of the increase in operating income for the fiscal fourth quarter was due to the effect of changes in foreign currency exchange rates. The remainder of the improvement in operating income for the fiscal fourth quarter resulted from revenue gains, including a 7.9% comparable store sales increase, and a reduction in the SG&A rate, and was partially offset by a lower gross profit rate.

International revenue increased 46% for the fourth quarter of fiscal 2004 to $844 million, compared with $578 million for the fourth quarter of fiscal 2003. Excluding the effect of changes in foreign currency exchange rates, International revenue would have increased 24% for the fourth quarter of fiscal 2004 compared with the same period of the prior fiscal year. The addition of four Future Shop stores and 11 Canadian Best Buy stores in the past 12 months accounted for approximately three-fifths of the revenue increase for the fourth quarter of fiscal 2004, excluding the effect of changes in foreign currency exchange rates. The remainder of the fiscal fourth-quarter revenue increase, excluding the effect of changes in foreign currency exchange rates, was due to the 7.9% comparable store sales gain. Comparable store sales for the fourth quarter of fiscal 2004 were primarily driven by strength in sales of digital televisions, DVD movies and digital cameras. Revenue and comparable store sales for the fiscal fourth quarter also benefited from revenue gains at our International Web site.

The International gross profit rate was 24.2% of revenue for the fourth quarter of fiscal 2004, down from 24.9% of revenue for the fourth quarter of fiscal 2003. The decline in the gross profit rate was primarily due to increased promotional activity compared with the same period of the prior fiscal year, including higher customer financing expenses. In response to the opening of Best Buy stores in Canada, our International segment competitors increased their promotional offerings, resulting in additional pressure on our gross profit rate.

The International SG&A rate declined to 18.7% of revenue for the fourth quarter of fiscal 2004, compared with 21.3% of revenue for the fourth quarter of fiscal 2003. The SG&A rate decline for the fiscal fourth quarter was primarily driven by expense leverage as a result of the higher revenue base, improved operating efficiencies and reduced use of outside consulting services. Also, the International SG&A rate was positively affected by favorable settlements related to previously established legal and location closing liabilities, which did not have a significant effect on our consolidated fiscal 2004 earnings from continuing operations.

Discontinued Operations

The following table presents unaudited selected financial data for Discontinued Operations ($ in millions):

	Three Months Ended
	February 28, 2004	March 1, 2003

Revenue	$—	$585
Operating loss	—	(147)
Interest expense	—	(3)

Loss before income tax benefit	—	(150)
Income tax benefit(1)	—	83

Loss from discontinued operations, net of tax	$—	$(67)

(1) The fourth quarter of fiscal 2003 included a $25 million tax benefit resulting from the differences between the bases of assets and liabilities for financial reporting and income tax purposes at acquisition, which were expected to be realized upon the disposition of Musicland.

See the "Overview" section of this MD&A for additional information regarding the sale of our interest in Musicland.

Outlook for Fiscal 2005

Our outlook for fiscal 2005 is based on information presently available and contains certain assumptions regarding future economic conditions. Differences in actual economic conditions compared with our assumptions could have a material impact on our fiscal 2005 results.

Looking forward to fiscal 2005, we are projecting earnings from continuing operations in a range of $2.80 to $2.93 per diluted share, an increase of 15% to 20% compared with earnings from continuing operations of $2.44 per diluted share for fiscal 2004. We expect the earnings growth to be driven by an increase in revenue of 11% to 13% and an increase in our operating income rate to approximately 5.6% of revenue for fiscal 2005, compared with 5.3% of revenue for fiscal 2004.

We are projecting revenue of approximately $27.5 billion for fiscal 2005, compared with revenue of $24.5 billion for fiscal 2004. We expect strong comparable store sales gains in the first half of fiscal 2005 and the opening of approximately 73 new stores during the fiscal year will drive the revenue growth. We believe that comparable store sales gains in the first half of the fiscal year will benefit from continued consumer demand for digital products, increased brand awareness and customer loyalty, income tax refunds and easier comparisons with the first half of fiscal 2004. We expect comparable store sales gains to moderate somewhat in the second half of fiscal 2005 due to more challenging comparisons to revenue in the second half of fiscal 2004, which benefited from last fall's tax rebates. For the fiscal year, we are projecting an increase of 4% to 6% in comparable store sales.

Our fiscal 2005 outlook assumes an improvement in our operating income rate of approximately 0.3% of revenue, mainly due to a decrease in our SG&A rate. The improvement in our fiscal 2005 SG&A rate is expected to be primarily driven by efficiency initiatives and leverage from the comparable store sales gain and a larger base of stores, offset by additional expenses associated with our customer centricity initiative.

Capital expenditures for fiscal 2005 are expected to be approximately $700 million. Of our total anticipated capital expenditures for fiscal 2005, approximately $350 million will support our planned new-store openings and various U.S. and Canadian store remodeling projects. Specifically, the capital expenditures are expected to support the opening of approximately 60 new U.S. Best Buy stores, 10 Best Buy stores in Canada and three Future Shop stores. We also expect to convert up to 110 additional existing U.S. Best Buy stores to our customer centricity platform, remodel some of our U.S. Best Buy stores in key strategic markets, and relocate four Future Shop stores. Capital expenditures for fiscal 2005 also are expected to include approximately $165 million in technology investments intended to, among other things, improve our customer service capabilities and to increase operating efficiencies. We anticipate that our technology investments will remain relatively consistent over the next few fiscal years as we begin to leverage recently implemented systems. Finally, during fiscal 2005, we expect to complete the construction of our new Ardmore, Oklahoma, distribution center and the expansion of our Brampton, Ontario, distribution center.

During fiscal 2005, we plan to continue with our quarterly dividend program and, given our strong cash position at the end of fiscal 2004 and our expected cash needs for fiscal 2005, we will consider increasing the size of our quarterly dividend. Our second regular quarterly cash dividend of $0.10 per common share is payable on May 12, 2004, to shareholders of record as of the close of business on April 21, 2004.

We also expect to continue repurchasing our common stock during fiscal 2005 pursuant to a $400 million share repurchase program authorized by the Company's Board of Directors in fiscal 2000. At the end of fiscal 2004, $200 million of the $400 million originally authorized by the Company's Board of Directors was available for future share repurchases. From the end of fiscal 2004 through April 20, 2004, we had repurchased and retired an additional 875,000 shares of our common stock at a cost of $46 million. There is no expiration date governing the period over which we can make our share repurchases.

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

Item 8. Financial Statements and Supplementary Data.

Consolidated Balance Sheets

$ in millions, except per share amounts

Assets	February 28, 2004	March 1, 2003

Current Assets
Cash and cash equivalents	$2,600	$1,914
Receivables	343	312
Merchandise inventories	2,607	2,077
Other current assets	174	198
Current assets of discontinued operations	—	397

Total current assets	5,724	4,898
Property and Equipment
Land and buildings	484	208
Leasehold improvements	861	719
Fixtures and equipment	2,151	2,108
Property under master and capital lease	78	54

	3,574	3,089
Less accumulated depreciation and amortization	1,330	1,027

Net property and equipment	2,244	2,062
Goodwill, Net	477	429
Intangible Assets	37	33
Other Assets	170	115
Noncurrent Assets of Discontinued Operations	—	157

Total Assets	$8,652	$7,694

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets

$ in millions, except per share amounts

Liabilities and Shareholders' Equity	February 28, 2004	March 1, 2003

Current Liabilities
Accounts payable	$2,535	$2,195
Unredeemed gift card liabilities	300	222
Accrued compensation and related expenses	269	174
Accrued liabilities	649	538
Accrued income taxes	380	374
Current portion of long-term debt	368	1
Current liabilities of discontinued operations	—	320

Total current liabilities	4,501	3,824
Long-Term Liabilities	247	287
Long-Term Debt	482	828
Noncurrent Liabilities of Discontinued Operations	—	25
Shareholders' Equity
Preferred stock, $1.00 par value: Authorized — 400,000 shares; Issued and outstanding — none	—	—
Common stock, $.10 par value: Authorized — 1 billion shares; Issued and outstanding — 324,648,000 and 321,966,000 shares, respectively	32	32
Additional paid-in capital	836	778
Retained earnings	2,468	1,893
Accumulated other comprehensive income	86	27

Total shareholders' equity	3,422	2,730

Total Liabilities and Shareholders' Equity	$8,652	$7,694

See Notes to Consolidated Financial Statements.

Consolidated Statements of Earnings

$ in millions, except per share amounts

For the Fiscal Years Ended	February 28, 2004	March 1, 2003	March 2, 2002

Revenue	$24,547	$20,946	$17,711
Cost of goods sold	18,350	15,710	13,941

Gross profit	6,197	5,236	3,770
Selling, general and administrative expenses	4,893	4,226	2,862

Operating income	1,304	1,010	908
Net interest (expense) income	(8)	4	18

Earnings from continuing operations before income tax expense	1,296	1,014	926
Income tax expense	496	392	356

Earnings from continuing operations	800	622	570
Loss from discontinued operations (Note 2), net of $17 and $119 tax	(29)	(441)	—
Loss on disposal of discontinued operations (Note 2), net of $0 tax	(66)	—	—
Cumulative effect of change in accounting principle for goodwill (Note 1), net of $24 tax	—	(40)	—
Cumulative effect of change in accounting principle for vendor allowances (Note 1), net of $26 tax	—	(42)	—

Net earnings	$705	$99	$570

Basic earnings (loss) per share:
Continuing operations	$2.47	$1.93	$1.80
Discontinued operations	(0.09)	(1.37)	—
Loss on disposal of discontinued operations	(0.20)	—	—
Cumulative effect of accounting changes	—	(0.25)	—

Basic earnings per share	$2.18	$0.31	$1.80

Diluted earnings (loss) per share:
Continuing operations	$2.44	$1.91	$1.77
Discontinued operations	(0.09)	(1.36)	—
Loss on disposal of discontinued operations	(0.20)	—	—
Cumulative effect of accounting changes	—	(0.25)	—

Diluted earnings per share	$2.15	$0.30	$1.77

Basic weighted average common shares outstanding (in millions)	323.3	321.1	316.0
Diluted weighted average common shares outstanding (in millions)	328.0	324.8	322.5
Pro forma effect of change in accounting principle for vendor allowances (Note 1):
Earnings from continuing operations			$564

Basic earnings per share			1.78
Diluted earnings per share			1.75
Net earnings			$564

Basic earnings per share			1.78
Diluted earnings per share			1.75

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

$ in millions

For the Fiscal Years Ended	February 28, 2004	March 1, 2003	March 2, 2002

Operating Activities
Net earnings	$705	$99	$570
Loss from and disposal of discontinued operations, net of tax	95	441	—
Cumulative effect of change in accounting principles, net of tax	—	82	—

Earnings from continuing operations	800	622	570
Adjustments to reconcile earnings from continuing operations to total cash provided by operating activities from continuing operations:
Depreciation	385	310	242
Asset impairment charges	22	11	20
Deferred income taxes	(14)	(37)	15
Amortization of goodwill	—	—	3
Other	12	13	16
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Receivables	(27)	(89)	1
Merchandise inventories	(507)	(256)	(324)
Other assets	(22)	(36)	(24)
Accounts payable	318	(20)	575
Other liabilities	250	117	196
Accrued income taxes	197	111	253

Total cash provided by operating activities from continuing operations	1,414	746	1,543

Investing Activities
Additions to property and equipment	(545)	(725)	(581)
Decrease in recoverable costs from developed properties	4	69	25
Acquisitions of businesses, net of cash acquired	(3)	(3)	(368)
Other, net	1	—	—

Total cash used in investing activities from continuing operations	(543)	(659)	(924)

Financing Activities
Dividends paid	(130)	—	—
Issuance of common stock	114	40	48
Repurchase of common stock	(100)	—	—
Long-term debt payments	(17)	(13)	(5)
Net proceeds from issuance of long-term debt	—	18	726

Total cash (used in) provided by financing activities from continuing operations	(133)	45	769

Effect of Exchange Rate Changes on Cash	1	—	—
Net Cash Used in Discontinued Operations	(53)	(79)	(270)

Increase in Cash and Cash Equivalents	686	53	1,118
Cash and Cash Equivalents at Beginning of Year	1,914	1,861	743

Cash and Cash Equivalents at End of Year	$2,600	$1,914	$1,861

Supplemental Disclosure of Cash Flow Information
Income tax paid	$306	$283	$139
Interest paid	22	24	25
Capital lease obligation incurred	26	—	—

See Notes to Consolidated Financial Statements.

Consolidated Statements of Changes in Shareholders' Equity

$ and shares in millions

	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balances at March 3, 2001	312	$31	$567	$1,224	$—	$1,822
Net earnings	—	—	—	570	—	570
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	—	—	—	—	(5)	(5)
Other	—	—	—	—	(1)	(1)

Total comprehensive income						564

Stock options exercised	7	—	49	—	—	49
Tax benefit from stock options exercised	—	—	86	—	—	86

Balances at March 2, 2002	319	31	702	1,794	(6)	2,521
Net earnings	—	—	—	99	—	99
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	—	—	34	34
Other	—	—	—	—	(1)	(1)

Total comprehensive income						132

Stock options exercised	3	1	43	—	—	44
Tax benefit from stock options exercised	—	—	33	—	—	33

Balances at March 1, 2003	322	32	778	1,893	27	2,730
Net earnings	—	—	—	705	—	705
Foreign currency translation adjustments	—	—	—	—	59	59

Total comprehensive income						764

Stock options exercised	5	—	114	—	—	114
Tax benefit from stock options exercised	—	—	41	—	—	41
Vesting of restricted stock awards	—	—	3	—	—	3
Common stock dividends, $0.40 per share	—	—	—	(130)	—	(130)
Repurchase of common stock	(2)	—	(100)	—	—	(100)

Balances at February 28, 2004	325	$32	$836	$2,468	$86	$3,422

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

$ in millions, except per share amounts

1. Summary of Significant
    Accounting Policies

Description of Business

Best Buy Co., Inc. is a specialty retailer of consumer electronics, home-office products, entertainment software, appliances and related services with fiscal 2004 revenue from continuing operations of $24.5 billion. We operate two reportable segments: Domestic and International. The Domestic segment is comprised of U.S. Best Buy and Magnolia Audio Video (formerly operating as Magnolia Hi-Fi) operations. U.S. Best Buy stores offer a wide variety of consumer electronics, home-office products, entertainment software, appliances and related services, and operated 608 stores in 48 states and the District of Columbia at the end of fiscal 2004. Magnolia Audio Video stores offer high-end audio and video products with 22 stores in Washington, Oregon and California. Magnolia Audio Video was acquired in the fourth quarter of fiscal 2001. The International segment is comprised of Future Shop and Best Buy operations in Canada. At the end of fiscal 2004 we operated 108 Future Shop and 19 Canadian Best Buy stores. Future Shop and Canadian Best Buy stores offer products similar to those offered by U.S. Best Buy stores. Future Shop stores operate in all Canadian provinces, while the Canadian Best Buy stores operate in Ontario, Alberta and Manitoba. Future Shop was acquired in the third quarter of fiscal 2002.

On June 16, 2003, we sold our interest in Musicland to an affiliate of Sun Capital Partners Inc. As described in Note 2, Discontinued Operations, below, we have classified Musicland's financial results as discontinued operations for all periods presented. Prior to fiscal 2003, the Musicland business was included in our Domestic segment. These Notes to Consolidated Financial Statements, except where otherwise indicated, relate to continuing operations only.

Basis of Presentation

The consolidated financial statements include the accounts of Best Buy Co., Inc. and its subsidiaries. We have eliminated significant intercompany accounts and transactions. All subsidiaries are wholly owned.

Reclassifications

Certain previous-year amounts have been reclassified to conform to the current-year presentation. These reclassifications had no impact on net earnings, financial position or cash flows.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires us to make estimates and assumptions. These estimates and assumptions affect the reported amounts in the consolidated balance sheets and statements of earnings, as well as the disclosure of contingent liabilities. Actual results could differ from these estimates and assumptions.

Fiscal Year

Our fiscal year ends on the Saturday nearest the end of February. Fiscal 2004, 2003 and 2002 each included 52 weeks.

Cash and Cash Equivalents

We consider highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. We carry these investments at cost, which approximates market value.

Merchandise Inventories

Merchandise inventories are recorded at the lower of average cost or market.

$ in millions, except per share amounts

Property and Equipment

Property and equipment are recorded at cost. Property under master and capital lease is comprised of retail locations under our master lease program and point-of-sale equipment used in our retail stores. The related depreciation for master and capital lease assets is included in depreciation expense. Accumulated depreciation for property under master and capital lease was $12 and $3 as of February 28, 2004, and March 1, 2003, respectively. We compute depreciation using the straight-line method over the estimated useful lives of the assets or, in the case of leasehold improvements, over the shorter of the estimated useful lives or lease terms. Repairs and maintenance costs are charged directly to expense as incurred. Major renewals or replacements that substantially extend the useful life of an asset are capitalized and depreciated.

Estimated useful lives by major asset category are as follows:

Asset	Life (in years)

Buildings	30-40
Leasehold improvements	10-25
Fixtures and equipment	3-15
Property under master and capital lease	3-35

Impairment of Long-Lived Assets and Costs Associated with Exit Activities

We account for the impairment or disposal of long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires long-lived assets, such as property and equipment, to be evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. An impairment loss is recognized when estimated undiscounted cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. When an impairment loss is recognized, the carrying amount of the asset is reduced to its estimated fair value.

We recorded pre-tax asset impairment charges of $22, $11 and $20, in fiscal 2004, 2003 and 2002, respectively. The impairment charges in fiscal 2004 related to corporate technology assets that were taken out of service based on changes in our business. The asset impairment charges in fiscal 2003 related to charges associated with vacating existing corporate facilities in connection with the relocation to our new corporate campus in fiscal 2004. The impairment charges in fiscal 2002 related to corporate technology assets, certain fixed assets and an e-commerce investment. Asset impairment charges are included in selling, general and administrative expenses (SG&A).

We adopted SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, on January 1, 2003. Since adoption, the present value of costs associated with location closings, primarily future lease costs, are charged to earnings when a location is vacated. Prior to adoption of SFAS No. 146, we recognized a liability when we made the decision to relocate or close the location.

Goodwill and Intangible Assets

Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for under the purchase method. Effective March 3, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets, which eliminated the systematic amortization of goodwill. The Statement also requires that we review goodwill for impairment at adoption and at least annually thereafter.

$ in millions, except per share amounts

A reconciliation of reported earnings adjusted to reflect the adoption of SFAS No. 142, as if it were effective for all fiscal years presented, is provided below.

	2004	2003	2002

Reported earnings from continuing operations	$800	$622	$570
Add back goodwill amortization, net of tax	—	—	2

Adjusted earnings from continuing operations	800	622	572

Reported loss from discontinued operations, net of tax	(29)	(441)	—
Add back goodwill amortization, net of tax	—	—	16

Adjusted (loss) earnings from discontinued operations	(29)	(441)	16

Loss on disposal of discontinued operations, net of tax	(66)	—	—
Cumulative effect of change in accounting principles, net of tax	—	(82)	—

Adjusted net earnings	$705	$99	$588

Reported basic earnings per share from continuing operations	$2.47	$1.93	$1.80
Add back goodwill amortization	—	—	0.01

Adjusted basic earnings per share from continuing operations	2.47	1.93	1.81

Reported basic loss per share from discontinued operations	(0.09)	(1.37)	—
Add back goodwill amortization	—	—	0.05

Adjusted basic (loss) earnings per share from discontinued operations	(0.09)	(1.37)	0.05

Loss on disposal of discontinued operations	(0.20)	—	—
Cumulative effect of change in accounting principles	—	(0.25)	—

Adjusted basic earnings per share	$2.18	$0.31	$1.86

Reported diluted earnings per share from continuing operations	$2.44	$1.91	$1.77
Add back goodwill amortization	—	—	0.01

Adjusted diluted earnings per share from continuing operations	2.44	1.91	1.78

Reported diluted loss per share from discontinued operations	(0.09)	(1.36)	—
Add back goodwill amortization	—	—	0.05

Adjusted diluted (loss) earnings per share from discontinued operations	(0.09)	(1.36)	0.05

Loss on disposal of discontinued operations	(0.20)	—	—
Cumulative effect of change in accounting principles	—	(0.25)	—

Adjusted diluted earnings per share	$2.15	$0.30	$1.83

During the second quarter of fiscal 2003, we completed the transitional requirements for goodwill impairment testing. As a result of the transitional goodwill impairment testing, we determined that the carrying value of the assets of our Musicland and Magnolia Audio Video businesses, which were acquired in the fourth quarter of fiscal 2001, exceeded their current fair values. We determine fair values utilizing widely accepted valuation techniques, including discounted cash flows and market multiple analyses. We based Musicland's fair value on the then-current expectations for the business in light of the then-existing retail environment and the uncertainty associated with future trends in prerecorded music products. We based Magnolia Audio Video's fair value on the then-current expectations for the business in light of recent sales trends and the then-existing business environment, including an economic slowdown in

$ in millions, except per share amounts

the Pacific Northwest. The resulting after-tax, non-cash impairment charge was $348, of which $308 was associated with Musicland and $40 was associated with Magnolia Audio Video. The charge represented a complete write-off of the goodwill associated with these businesses. As described in Note 2, Discontinued Operations, below, we have classified Musicland's financial results as discontinued operations, including the related goodwill impairment charge.

During the fourth quarter of fiscal 2004, we completed our annual impairment testing of goodwill and tradename recorded in our International segment, using the same techniques as described above, and determined there was no impairment.

Goodwill totaled $477 and $429 at February 28, 2004, and March 1, 2003, respectively. The change in the International segment's goodwill balance from March 1, 2003, was the result of fluctuations in foreign currency exchange rates.

Intangible assets totaled $37 and $33 at February 28, 2004, and March 1, 2003, respectively. The only identifiable intangible asset included in our balance sheet is an indefinite-lived intangible tradename related to Future Shop, which is included in the International segment. The change in the intangible asset balance from March 1, 2003, was the result of fluctuations in foreign currency exchange rates.

The changes in the carrying amount of goodwill by segment for continuing operations were as follows:

	Domestic	International	Total

Balances at March 3, 2001	$67	$—	$67
Goodwill resulting from acquisition	—	406	406
Systematic amortization of goodwill	(3)	—	(3)
Changes in foreign currency exchange rates	—	(5)	(5)

Balances at March 2, 2002	64	401	465
Goodwill resulting from acquisition	3	—	3
Final purchase price allocation adjustment	—	(5)	(5)
Impairment charge	(64)	—	(64)
Changes in foreign currency exchange rates	—	30	30

Balances at March 1, 2003	3	426	429
Changes in foreign currency exchange rates	—	48	48

Balances at February 28, 2004	$3	$474	$477

Insurance

We are self-insured for certain costs related to health, workers' compensation and general liability insurance, although we obtain third-party insurance coverage to limit our exposure to these claims. We estimate our self-insured liabilities using historical experience and valuations provided by independent third-party actuaries.

Income Taxes

We account for income taxes under the liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in our statement of earnings in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying

$ in millions, except per share amounts

amounts of deferred tax assets if it is more likely than not that such assets will not be realized.

Long-Term Liabilities

The major components of long-term liabilities at February 28, 2004, and March 1, 2003, included deferred compensation plan liabilities, long-term rent-related liabilities, deferred income taxes and advances received under vendor alliance programs.

Foreign Currency

Foreign currency denominated assets and liabilities are translated into U.S. dollars using the exchange rates in effect at the balance sheet date. Results of operations and cash flows are translated using the average exchange rates throughout the period. The effect of exchange rate fluctuations on translation of assets and liabilities is included as a component of shareholders' equity in accumulated other comprehensive income. Gains and losses from foreign currency transactions have not been significant.

Revenue Recognition

We recognize revenue from the sale of merchandise at the time the customer takes possession of the merchandise. We recognize service revenue at the time the service is provided, the sales price is fixed or determinable, and collectibility is reasonably assured. Proceeds from the sales of gift cards are deferred until redeemed by the customer. Amounts billed to customers for shipping and handling are included in revenue.

We sell extended service contracts on behalf of an unrelated third party. In jurisdictions where we are not deemed to be the obligor on the contract, commissions are recognized in revenue at the time of sale. In jurisdictions where we are deemed to be the obligor on the contract, commissions are recognized in revenue ratably over the term of the service contract.

Sales Incentives

We frequently offer sales incentives that entitle our customers to receive a reduction in the price of a product or service. Sales incentives include discounts, coupons and any other offers that entitle a customer to receive a reduction in the price of a product or service by submitting a claim for a refund or rebate. For sales incentives in which we are the obligor, the reduction in revenue is recognized at the time the product is sold.

During fiscal 2004, we initiated a customer loyalty program which allows members to earn points for each purchase completed at U.S. Best Buy stores. Points earned enable members to receive a certificate that may be redeemed on future purchases at U.S. Best Buy stores. We account for our customer loyalty program in accordance with Emerging Issues Task Force (EITF) Issue No. 00-22, Accounting for "Points" and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future. The value of points earned by our loyalty program members is included as a liability and a reduction of revenue at the time the points are earned based on the percentage of points that are projected to be redeemed.

Cost of Goods Sold

Cost of goods sold includes the total cost of products sold, costs of services provided, certain vendor allowances, customer shipping and handling charges, in-bound freight expenses, physical inventory losses, and handling and delivery costs associated with our online and direct-to-consumer businesses.

Vendor Allowances

We receive allowances from vendors as a result of purchasing and promoting their products. Vendor allowances provided as a reimbursement of specific, incremental and identifiable costs incurred to promote a vendor's products are included as an expense reduction when the cost is incurred. Subsequent to fiscal 2002, all other

$ in millions, except per share amounts

vendor allowances, including vendor allowances received in excess of our cost to promote a vendor's product, are initially deferred and recorded as a reduction of merchandise inventories. The deferred amounts are then included as a reduction of cost of goods sold when the related product is sold. Vendor allowances included in SG&A were approximately $92 and $118, in fiscal 2004 and 2003, respectively.

Prior to fiscal 2003, the majority of vendor allowances were included as a reduction of advertising expenses in SG&A (see Change in Accounting Principles — Goodwill and Vendor Allowances, below).

Selling, General & Administrative Expenses

SG&A includes payroll and benefit costs; occupancy costs; depreciation; advertising; vendor allowances that are a reimbursement of specific, incremental and identifiable costs to promote a vendor's products; outside service fees; costs associated with operating our distribution network that primarily relate to moving merchandise from distribution centers to stores; and long-lived asset impairment charges.

Advertising Costs

Advertising costs, which are included in SG&A, are expensed the first time the advertisement runs. Gross advertising expenses, before expense reimbursement from vendor allowances, for fiscal 2004, 2003 and 2002 were $675, $567 and $493, respectively.

Pre-Opening Costs

Non-capital expenditures associated with opening new stores are expensed as incurred.

Stock-Based Compensation

In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 requires expanded and more prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method on reported results.

We have stock-based compensation plans including fixed stock option plans, restricted stock and an employee stock purchase plan. We have not adopted a method under SFAS No. 148 to expense stock options, but continue to apply Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for these plans. Accordingly, no compensation expense has been recognized for stock option grants, as the exercise price equals the stock price on the date of grant. In addition, compensation expense has not been recognized for our employee stock purchase plan as it is intended to be a plan that qualifies under Section 423 of the Internal Revenue Code of 1986, as amended. Restricted stock awards result in compensation expense as discussed in Note 5, Shareholders' Equity, below.

The table below illustrates the effect on net earnings and earnings per share as if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation for each of the last three fiscal years.

$ in millions, except per share amounts

	2004	2003	2002

Net earnings, as reported	$705	$99	$570
Add: Stock-based compensation expense included in reported net earnings, net of tax(1)	5	1	1
Deduct: Stock-based compensation expense determined under fair value method for all awards, net of tax	(101)	(85)	(59)

Net earnings, pro forma	$609	$15	$512

Earnings per share:
Basic — as reported	$2.18	$0.31	$1.80

Basic — pro forma	$1.88	$0.05	$1.62

Diluted — as reported	$2.15	$0.30	$1.77

Diluted — pro forma	$1.88	$0.05	$1.61

(1) Amounts represent the after-tax compensation costs for restricted stock awards.

The fair value of each stock option was estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

	2004	2003	2002

Risk-free interest rate	3.3%	4.2%	4.9%
Expected dividend yield	0.8%	—	—
Expected stock price volatility	60%	60%	55%
Expected life of stock options	5.5 years	5.0 years	4.5 years

The weighted average fair value of stock options granted during fiscal 2004, 2003 and 2002 used in computing pro forma compensation expense was $30.93, $23.91 and $18.60 per share, respectively.

Derivative Financial Instruments

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, requires that all derivatives be included on the balance sheet at fair value. Our only derivative financial instrument was an interest rate swap with a fair value of $4 and $5 as of February 28, 2004, and March 1, 2003, respectively. Our interest rate swap is included in long-term debt.

Change in Accounting Principles — Goodwill and Vendor Allowances

The adoption of SFAS No. 142 related to goodwill described above has been accounted for as a cumulative effect of a change in accounting principle and applied cumulatively as if the change had occurred at March 3, 2002, the beginning of fiscal 2003.

In September 2002, the EITF released Issue No. 02-16, Accounting by a Reseller for Cash Consideration Received from a Vendor, with final consensus reached in March 2003. EITF No. 02-16 establishes the accounting standards for recording vendor allowances in a retailer's income statement.

During fiscal 2003, we changed our method of accounting for vendor allowances in accordance with EITF No. 02-16. Based on the new standard, vendor allowances are considered a reduction in the price of a vendor's products or services and included as a component of cost of goods sold when the related product or service is sold, unless the allowance represents a reimbursement of a specific, incremental and identifiable cost incurred to sell a vendor's products or services. We continue to record vendor allowances that represent a reimbursement of a specific, incremental and identifiable cost incurred to sell a

$ in millions, except per share amounts

vendor's products or services as a reduction of the related cost in SG&A. Previously, and in accordance with GAAP, we had recognized and classified a majority of vendor allowances as a reduction of advertising costs in SG&A. The cumulative effect of the change in our method of accounting for vendor allowances resulted in an after-tax, non-cash charge to net earnings of $50, of which $8 was associated with Musicland. The effect of the change on the fiscal year ended March 1, 2003, was a decrease in net earnings from continuing operations of $1. As described in Note 2, Discontinued Operations, below, we have classified Musicland's financial results as discontinued operations, including the related cumulative effect of the change in accounting principle.

New Accounting Standards

In January 2003, the FASB issued Interpretation (FIN) No. 46, Consolidation of Variable Interest Entities, which requires the consolidation of, and disclosures about, variable interest entities (VIEs). VIEs are entities for which control is achieved through means other than voting rights. In December 2003, the FASB revised FIN No. 46 to incorporate all decisions, including those in previously issued FASB Staff Positions, into one Interpretation. The revised Interpretation supersedes the original Interpretation. In most circumstances, the requirements were effective immediately for all VIEs in which an interest was acquired after January 31, 2003. For variable interests in special purpose entities in which an interest was acquired before February 1, 2003, the requirements were effective for us at the end of fiscal 2004. Requirements for non-special purpose entities acquired before February 1, 2003, are effective for us at the end of the first quarter of fiscal 2005. FIN No. 46 has not had, and is not expected to have, a significant impact on our consolidated financial statements.

During fiscal year 2004, we adopted EITF Issue No. 03-10, Application of Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers, which amends EITF No. 02-16. According to the amended guidance, if certain criteria are met, consideration received by a reseller in the form of reimbursement from a vendor for honoring the vendor's sales incentives offered directly to consumers (e.g., manufacturers' coupons) should not be recorded as a reduction of the cost of the reseller's purchases from the vendor. The adoption of EITF No. 03-10 did not impact reported net earnings, financial position or cash flows.

2. Discontinued Operations

During the fourth quarter of fiscal 2003, we committed to a plan to sell our interest in Musicland. On June 16, 2003, we sold our interest in Musicland to an affiliate of Sun Capital Partners Inc. The affiliate of Sun Capital Partners Inc. assumed all of Musicland's liabilities, including approximately $500 in lease obligations, in exchange for all of the capital stock of Musicland and paid no cash consideration. The transaction also resulted in the transfer of all of Musicland's assets, other than a distribution center in Franklin, Indiana, and selected nonoperating assets. The loss from discontinued operations for fiscal 2004 includes a loss on the disposal of discontinued operations (which was primarily non-cash) of $66, net of tax, related to the sale of Musicland. In connection with the sale, Musicland is purchasing transition support services from us for up to one year from the date of the sale, until Musicland is able to develop long-term service providers for these services. In accordance with SFAS No. 144, Musicland's financial results are reported separately as discontinued operations for all periods presented.

During fiscal 2003, we recorded an after-tax, non-cash impairment charge of $308 for the full write-off of goodwill related to our acquisition of Musicland. In addition, we recorded an after-tax, non-cash charge of $8 for the change in our method of accounting for Musicland vendor allowances. The charges are classified as cumulative effects of changes in accounting principles in discontinued operations (see Note 1, Summary of Significant Accounting Policies, above).

$ in millions, except per share amounts

Also during fiscal 2003, in accordance with SFAS No. 144, we recorded an impairment charge of $166 before tax in "(Loss) earnings before income taxes" related to a reassessment of the carrying value of Musicland's long-lived assets. We determined fair values utilizing widely accepted valuation techniques, including discounted cash flows. We based fair values on the then-current expectations for the business in light of the then-existing retail environment and the uncertainty associated with future trends in prerecorded music products.

The financial results of Musicland, included in discontinued operations, were as follows:

For the Fiscal Years Ended	Feb. 28, 2004(1)	March 1, 2003	March 2, 2002

Revenue	$354	$1,727	$1,886
(Loss) earnings before income taxes	(46)	(244)	10
Loss before the disposal and the cumulative effect of accounting changes, net of $17, $119 and $10 tax, respectively	(29)	(125)	—
Loss on disposal of discontinued operations, net of $0 tax	(66)	—	—
Cumulative effect of change in accounting principles, net of $5 tax	—	(316)	—
Loss from discontinued operations, net of tax	(95)	(441)	—

(1) Fiscal 2004 includes operating results from March 2, 2003, through June 16, 2003, the date we sold our interest in Musicland.

In fiscal 2003, we recorded a deferred tax asset of $25 in conjunction with the classification of Musicland as discontinued operations. This tax benefit resulted from differences between the bases of assets and liabilities for financial reporting and income tax purposes at acquisition, which were expected to be realized upon the disposition of Musicland.

In fiscal 2004, based on the terms of the sale of our interest in Musicland, we determined that the nature of our future taxable income may not allow us to realize the tax benefits of the deferred tax assets associated with our discontinued operations and provided a full valuation allowance against the $25 deferred tax asset referred to above which is included in the loss on disposal of discontinued operations.

There were no assets or liabilities of Musicland included in our balance sheet at February 28, 2004. The current and noncurrent assets and liabilities of Musicland as of March 1, 2003, were as follows:

March 1, 2003

Cash and cash equivalents	$2
Receivables	3
Merchandise inventories	316
Other current assets	76

Current assets of discontinued operations	$397

Net property and equipment	$69
Other assets	88

Noncurrent assets of discontinued operations	$157

Accounts payable	$208
Accrued compensation and related expenses	14
Accrued liabilities	98

Current liabilities of discontinued operations	$320

Long-term liabilities	$20
Long-term debt	5

Noncurrent liabilities of discontinued operations	$25

$ in millions, except per share amounts

3. Acquisitions

In the third quarter of fiscal 2002, we acquired all of the common stock of Future Shop for $377, or $368 net of cash acquired, including transaction costs. We acquired Future Shop to further our expansion plans and to increase shareholder value. The acquisition was accounted for using the purchase method in accordance with SFAS No. 141, Business Combinations. Accordingly, we recorded the net assets at their estimated fair values, and included operating results in our financial statements from the date of acquisition. We allocated the purchase price on a preliminary basis using information then available. The allocation of the purchase price to the assets and liabilities acquired was finalized in the third quarter of fiscal 2003. The primary adjustments to the preliminary allocation were to assign value to the Future Shop tradename as a result of our decisions to operate stores in Canada under both the Best Buy and Future Shop tradenames, and to adjust the extended service contract liability assumed as of the date of acquisition based on additional information. The final purchase price allocation is shown below and resulted in a $5 decrease to goodwill from our preliminary allocation. All goodwill is nondeductible for tax purposes. Under SFAS No. 142, goodwill is not amortized, but is reviewed for impairment at least annually.

The final purchase price allocation was as follows:

Merchandise inventories	$169
Property and equipment	103
Goodwill	401
Intangible asset	32
Other assets	43
Current liabilities	(341)
Debt, including current portion	(13)
Other liabilities	(26)

Total	$368

The following unaudited pro forma data sets forth the consolidated results of continuing operations as though Future Shop had been acquired as of the beginning of fiscal 2002:

2002

Revenue	$18,506
Net earnings	570
Basic earnings per share	1.80
Diluted earnings per share	1.77

The pro forma results include adjustments, principally the loss of interest income on cash used to finance the acquisition. The pro forma results exclude costs expected to be incurred in connection with the integration of Future Shop's business. The pro forma results are not necessarily indicative of what actually would have occurred had the acquisition been completed as of the beginning of fiscal 2002, nor are they necessarily indicative of future consolidated results.

$ in millions, except per share amounts

4. Debt

	February 28, 2004	March 1, 2003

Convertible debentures, unsecured, due 2021, interest rate 2.75%	$353	$347
Convertible subordinated debentures, unsecured, due 2022, initial interest rate 2.25%	402	402
Senior subordinated notes, unsecured, due 2008, interest rate 9.9%	—	5
Master lease obligations, due 2006, interest rate 5.9%	58	59
Capital lease obligations, due 2005, interest rate 8.0%	16	—
Mortgage and other debt, interest rates ranging from 8.4% to 9.2%	21	21

Total debt	850	834
Less: current portion	(368)	(1)

Total long-term debt	482	833

Less: long-term debt included in discontinued operations	—	(5)

Long-term debt included in continuing operations	$482	$828

The mortgage and other debt are secured by certain property and equipment with a net book value of $97 and $30 at February 28, 2004, and March 1, 2003, respectively.

Convertible Debentures

In January 2002, we sold convertible subordinated debentures having an aggregate principal amount of $402. The proceeds from the offering, net of $6 in offering expenses, were $396. The debentures mature in 2022 and are callable at our option on or after January 15, 2007. Holders may require us to purchase all or a portion of their debentures on January 15, 2007; January 15, 2012; and January 15, 2017, at a purchase price equal to 100% of the principal amount of the debentures plus accrued and unpaid interest up to but not including the date of purchase. The debentures will be convertible into shares of our common stock at a conversion rate of 14.4927 shares per $0.001 principal amount of debentures, equivalent to an initial conversion price of $69.00 per share, if the closing price of our common stock exceeds a specified price for a specified period of time, if our credit rating falls below specified levels, if the debentures are called for redemption or if certain specified corporate transactions occur. None of the criteria for conversion have been met. The debentures have an initial interest rate of 2.25% per annum. The interest rate may be reset, but not below 2.25% or above 3.25%, on July 15, 2006; July 15, 2011; and July 15, 2016.

In June 2001, we sold convertible debentures having an aggregate initial principal amount at maturity of $492. The proceeds from the offering, net of $7 in offering expenses, were $330. The debentures mature in 2021 and are callable at our option on or after June 27, 2004. Holders may require us to purchase all or a portion of their debentures on June 27, 2004; June 27, 2009; and June 27, 2014, at a purchase price equal to the accreted value of the debentures plus accrued and unpaid cash interest up to but not including the date of purchase. The debentures will be convertible into shares of our common stock at a conversion rate of 11.8071 shares per $0.001 initial principal amount at maturity of the debentures, equivalent to an initial conversion price of $57.91 per share, if the closing price of our common stock exceeds a specified price for a specified period of time, if our credit rating falls below specified levels, if the debentures are called for redemption or if certain specified corporate transactions occur. None of the criteria for conversion have been met. The debentures have an initial yield to maturity of 2.75% per annum, and a portion of the yield to maturity is paid as cash interest at the rate of 1.0% per annum. The

$ in millions, except per share amounts

yield to maturity may be reset, but not below 2.75% or above 3.75%, on December 27, 2008, and December 27, 2013.

Certain of our wholly owned subsidiaries have guaranteed the debentures.

Credit Facilities

We have a $200 bank revolving credit facility which is guaranteed by certain of our subsidiaries. The facility expires on March 21, 2005. Borrowings under this facility are unsecured and bear interest at rates specified in the credit agreement for this facility. We also pay certain facility and agent fees. The agreement contains covenants that require us to maintain certain financial ratios and a minimum net worth. The agreement also requires that we have no outstanding principal balance for a period not less than 30 consecutive days between December 1 of each year and March 31 of the following year. As of February 28, 2004, and March 1, 2003, respectively, $197 and $197 were available under this facility. There were no borrowings outstanding under this facility for any period presented. However, outstanding letters of credit reduce amounts available under this facility.

In March 2004, we entered into an agreement for a $19 revolving demand facility related to our International operations, of which $4 is only available on a seasonal basis from August through January of each year. Outstanding letters of credit and letters of guarantee reduce amounts available under this facility. All borrowings under this facility are made available at the sole discretion of the lender and are payable on demand. Borrowings under this facility are unsecured and bear interest at rates specified in the agreement. The agreement for this facility contains certain reporting and operating covenants. This facility replaced a $41 unsecured credit facility, which was canceled on March 1, 2004. There were no borrowings outstanding under this facility at February 28, 2004, and March 1, 2003. As of March 1, 2003, the interest rate on borrowings outstanding under this facility was 4.75% and $15 was available for use.

Inventory Financing

We have inventory financing facilities totaling $210 that allow us to extend the due dates of merchandise invoices beyond their normal terms. Borrowings under one of the facilities are collateralized by a security interest in certain merchandise inventories. The amounts extended bear interest at rates ranging from 1.0% below prime rate to 2.0% above prime rate. The prime rate was 4.00% and 4.25% as of February 28, 2004, and March 1, 2003, respectively. The inventory financing facilities have provisions that entitle the lenders to a portion of the cash discounts provided by the vendors.

As of February 28, 2004, and March 1, 2003, $140 and $174 was available for use under these inventory financing facilities, respectively.

Other

The fair value of long-term debt approximated $902 and $791 as of February 28, 2004, and March 1, 2003, respectively, based on quotes from external sources, compared with carrying values of $850 and $834, respectively.

We have a master lease program which was used to construct and lease new retail locations. At the end of fiscal 2004, $58 in leases for new stores were outstanding under the master lease program. The master lease program is fully utilized and there will be no further new store development under this program. The program is set to expire on January 1, 2006, and is renewable for one year, subject to the lenders' consent.

$ in millions, except per share amounts

The future maturities of long-term debt, including master and capitalized leases, consist of the following:

Fiscal Year

2005(1)	$368
2006	62
2007(1)	405
2008	1
2009	1
Thereafter	13

$850

(1) Holders of our debentures due in 2021 and 2022 may require us to purchase all or a portion of their debentures on June 27, 2004, and January 15, 2007, respectively. The table above assumes that all holders of our debentures exercise their redemption options.

5. Shareholders' Equity

Stock Options

We sponsor three non-qualified stock option plans for our employees and our Board of Directors. These plans provide for the issuance of up to 73.2 million shares of common stock in the aggregate. Options may be granted only to employees or directors at exercise prices not less than the fair market value of our common stock on the date of grant. All of the options have a 10-year term. Options issued pursuant to our employee plans vest over a four-year period. Options issued pursuant to our directors' plan vest immediately upon grant. At February 28, 2004, a total of 21.3 million shares were available for future grants under all plans.

Option activity for the last three fiscal years was as follows:

	Shares	Weighted Average Exercise Price per Share

Outstanding on March 3, 2001	26,368,000	$22.13
Granted	9,382,000	37.01
Exercised	(6,846,000)	6.88
Canceled	(1,417,000)	35.98

Outstanding on March 2, 2002	27,487,000	30.29
Granted	14,253,000	44.06
Exercised	(2,850,000)	14.01
Canceled	(3,336,000)	43.65

Outstanding on March 1, 2003	35,554,000	35.89
Granted	3,799,000	58.50
Exercised	(4,462,000)	25.55
Canceled	(3,207,000)	41.72

Outstanding on February 28, 2004	31,684,000	$39.45

$ in millions, except per share amounts

Exercisable options at the end of fiscal 2004, 2003 and 2002 were 15.4 million, 13.4 million and 9.9 million, respectively. The following table summarizes information concerning options outstanding and exercisable as of February 28, 2004:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0 to $10	1,274,000	3.15	$2.24	1,274,000	$2.24
$10 to $20	2,975,000	4.20	11.60	2,961,000	11.57
$20 to $30	3,804,000	8.82	28.46	937,000	28.44
$30 to $40	7,436,000	6.57	36.28	4,638,000	35.83
$40 to $50	5,313,000	6.28	46.60	3,796,000	46.63
$50 to $60	10,882,000	8.64	53.94	1,832,000	51.28

$0 to $60	31,684,000	7.14	$39.45	15,438,000	$32.45

Restricted Stock Plan

We adopted a restricted stock award plan in fiscal 2001. The plan authorizes us to issue up to 1.5 million shares of our common stock to our eligible employees, consultants and independent contractors, as well as to our Board of Directors, of which 0.2 million was available for grant as of February 28, 2004. Shares of restricted stock have the same rights as other shares of common stock, except they are not transferable until fully vested. Restricted stock vests based on continued employment with the Company (time-based) or upon achievement of personal or Company performance goals (performance-based). Time-based restricted stock vests over a period of at least three years, during which no more than 25% may vest at the time of award, and no more than 25% may vest on each anniversary date thereafter. Performance-based restricted stock vests at the end of a three-year incentive period based on our total return to shareholders compared with companies that comprise the S&P 500 or upon the achievement of company or personal performance goals. Time-based restricted stock compensation expense is recognized on a straight-line basis over the vesting period based on the fair value of the award on the grant date. Performance-based restricted stock compensation expense is recognized each reporting period based on the number of shares expected to ultimately vest, our stock price and the vesting period. If a plan participant's relationship with us were to be terminated all shares still subject to restrictions are forfeited and returned to the plan. We awarded 1.1 million, 0.1 million and 0.1 million shares of restricted stock in fiscal 2004, 2003 and 2002, respectively. The weighted average fair value per share for time-based restricted stock awarded in fiscal 2004, 2003 and 2002 was $57.65, $51.27 and $36.97, respectively. For fiscal 2004, 2003 and 2002, we recognized a total of $7.9, $2.4 and $1.6, respectively, on a pre-tax basis, in compensation expense related to the restricted stock issued pursuant to this plan.

Employee Stock Purchase Plan

Our shareholders approved the Best Buy Co., Inc. 2003 Employee Stock Purchase Plan (the ESPP) at our 2003 Regular Meeting of Shareholders. Five million shares have been reserved for issuance under the ESPP. The ESPP is intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended. The ESPP permits employees to purchase shares of our common stock during semi-annual purchase periods beginning on the first Friday of April and October of each year. The shares are purchased at a price equal to the lesser of 85% of the fair market value of the common stock, as measured by the closing price on the New York Stock Exchange, at the beginning or at the end of the purchase period. No shares of

$ in millions, except per share amounts

common stock were issued under the ESPP in fiscal 2004 since the initial purchase period ended on April 1, 2004. As of February 28, 2004, ESPP participants have accumulated approximately $18 to purchase our common stock.

Earnings per Share

Basic earnings per share is computed based on the weighted average number of common shares outstanding. Diluted earnings per share is computed based on the weighted average number of common shares outstanding adjusted by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued. Potentially dilutive shares of common stock include stock options, unvested restricted stock awards, shares issuable under our ESPP and convertible debentures — assuming certain criteria are met (see Note 4, Debt).

The computation of dilutive shares outstanding excluded options to purchase 15.9 million, 24.6 million and 7.2 million shares as of February 28, 2004; March 1, 2003; and March 2, 2002, respectively, because such options' exercise prices were greater than the average market price of our common shares and, therefore, the effect would be antidilutive (i.e., higher earnings per share). Diluted earnings per share for the fiscal year ended February 28, 2004, also did not include 1.4 million shares of unvested restricted stock and shares to be issued under our ESPP because they would be antidilutive. Finally, the shares related to the convertible debentures were not included in our diluted earnings per share computation, as the criteria for conversion of the debentures were not met.

The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings per common share from continuing operations for fiscal 2004, 2003 and 2002:

	2004	2003	2002

Numerator:
Earnings from continuing operations	$800	$622	$570

Denominator (in millions):
Weighted average common shares outstanding	323.3	321.1	316.0
Effect of dilutive securities:
Stock options and other	4.7	3.7	6.5

Weighted average common shares outstanding, assuming dilution	328.0	324.8	322.5

Basic earnings per share — continuing operations	$2.47	$1.93	$1.80
Diluted earnings per share — continuing operations	$2.44	$1.91	$1.77

Repurchase of Common Stock

In fiscal 2000, our Board of Directors authorized the purchase of up to $400 of our common stock from time to time through open market purchases. This share repurchase program has no stated expiration date. In October 2003, we announced our intention to resume buying back shares under this program. In fiscal 2004, 1.8 million shares were purchased and retired at a cost of $100. Through February 28, 2004, we had purchased and retired 4.6 million shares at a cost of $200 since the inception of the program in fiscal 2000.

Comprehensive Income

Comprehensive income is computed as net earnings plus certain other items that are recorded directly to shareholders' equity. The only significant other item included in comprehensive income is foreign currency translation adjustments. Comprehensive income was $764, $132 and $564 for fiscal 2004, 2003 and 2002, respectively.

$ in millions, except per share amounts

6. Net Interest (Expense) Income

Net interest (expense) income for fiscal 2004, 2003 and 2002 was comprised of the following:

	2004	2003	2002

Interest expense	$(32)	$(30)	$(21)
Loss on early retirement of debt	—	—	(8)
Capitalized interest	1	5	1
Interest income	23	23	27

Net interest expense	(8)	(2)	(1)
Interest expense allocated to discontinued operations	—	(6)	(19)

Net interest (expense) income from continuing operations	$(8)	$4	$18

We allocated interest expense to discontinued operations based upon debt that was attributable to Musicland's operations, including an $8 loss on the early retirement of debt in fiscal 2002.

7. Lease Commitments

We lease portions of our corporate facilities and conduct the majority of our retail and distribution operations from leased locations. The leases require payment of real estate taxes, insurance and common area maintenance, in addition to rent. Most of the leases contain renewal options and escalation clauses, and certain store leases require contingent rents based on specified percentages of revenue. Other leases contain covenants related to the maintenance of financial ratios. Transaction costs associated with the sale and lease back of properties and any related gain or loss are recognized over the period of the lease agreements. Proceeds from the sale and lease back of properties are included in other current assets. Also, we lease certain equipment under noncancelable operating and capital leases. The terms of our lease agreements generally range up to 20 years.

During fiscal 2004, we entered into a capital lease agreement totaling $26 for point-of-sale equipment used in our retail stores. This lease was a non-cash transaction and has been eliminated from our Consolidated Statement of Cash Flows.

The composition of rental expenses for all operating leases, net of sublease rental income, during the past three fiscal years, including leases of property and equipment, was as follows:

	2004	2003	2002

Minimum rentals	$467	$439	$366
Contingent rentals	1	1	1

Total rent expense for continuing operations	$468	$440	$367

The future minimum lease payments under our capital and operating leases, net of sublease rental income, by fiscal year (not including contingent rentals) as of February 28, 2004, are as follows:

Fiscal Year	Capital Leases	Operating Leases

2005	$14	$454
2006	3	424
2007	—	391
2008	—	385
2009	—	379
Thereafter	—	2,621

Subtotal	17
Less: imputed interest	(1)

Present value of capital lease obligations	$16

8. Benefit Plans

We sponsor retirement savings plans for employees meeting certain age and service

$ in millions, except per share amounts

requirements. The plans provide for company-matching contributions, which are subject to annual approval by our Board of Directors. The total matching contributions were $13, $13 and $10 in fiscal 2004, 2003 and 2002, respectively.

We have a non-qualified, unfunded deferred compensation plan for certain management employees and our Board of Directors whose contributions are limited under qualified defined contribution plans. Amounts deferred and contributed under the deferred compensation plan are credited or charged with the performance of investment options offered under the plan and elected by the participants. The liability for compensation deferred under this plan was $58 and $42 at February 28, 2004, and March 1, 2003, respectively, and is included in long-term liabilities. We manage the risk of changes in the fair value of the liability for deferred compensation by electing to match our liability under the plan with investment vehicles that offset a substantial portion of our exposure. The cash value of the investment vehicles, which includes funding for future deferrals, was $70 and $51 at February 28, 2004, and March 1, 2003, respectively, and is included in other assets. Both the asset and the liability are carried at fair value.

9. Income Taxes

The following is a reconciliation of income tax expense to the federal statutory tax rate for continuing operations for the past three fiscal years:

	2004	2003	2002

Federal income tax at the statutory rate	$454	$355	$324
State income taxes, net of federal benefit	27	35	34
Distributed earnings of foreign subsidiaries	13	—	—
Non-taxable interest income	(19)	(10)	(3)
Other	21	12	1

Income tax expense	$496	$392	$356

Effective tax rate	38.3%	38.7%	38.4%

Income tax expense was comprised of the following for the past three fiscal years:

	2004	2003	2002

Current:
Federal	$456	$375	$301
State	49	51	39
Foreign	5	3	1

	510	429	341

Deferred:
Federal	(9)	(22)	8
State	(1)	(3)	1
Foreign	(4)	(12)	6

	(14)	(37)	15

Income tax expense	$496	$392	$356

We have not provided for U.S. income taxes on certain unremitted earnings of international affiliates which we consider to be permanent investments.

Deferred taxes are the result of differences between the bases of assets and liabilities for financial reporting and income tax purposes.

$ in millions, except per share amounts

Deferred tax assets and liabilities as of the dates indicated were comprised of the following:

	February 28, 2004(1)	March 1, 2003

Accrued expenses	$95	$72
Deferred revenue	32	25
Compensation and benefits	45	47
Inventory	31	26
Net operating loss carryforwards	30	21
Goodwill	21	23
Other	31	35

Total deferred tax assets	285	249

Property and equipment	(158)	(154)
Convertible debt	(32)	(18)
Other	(6)	(6)

Total deferred tax liabilities	(196)	(178)

Net deferred tax assets	$89	$71

(1) Deferred taxes at February 28, 2004, include an $85 deferred tax asset associated with the disposition of Musicland. We provided a full valuation reserve against this $85 deferred tax asset because of the uncertainty regarding realization of the benefit.

Deferred tax assets and liabilities were included in our balance sheets as follows:

	February 28, 2004	March 1, 2003

Other current assets	$95	$127
Long-term liabilities	(6)	(56)

Net deferred tax assets	$89	$71

Management believes that the realization of the remaining deferred tax assets is more likely than not, based on the expectation that we will generate the necessary taxable income in future periods and, accordingly, no additional valuation reserve has been provided. As of February 28, 2004, we had net operating loss carryforwards from our International operations of $81, which expire through 2011. No valuation allowances have been recorded since we expect to utilize the carryforwards fully.

10. Segments

We operate two reportable segments: Domestic and International. The Domestic segment includes U.S. Best Buy and Magnolia Audio Video stores. The International segment is comprised of Future Shop and Canadian Best Buy stores. Our segments are evaluated on an operating income basis, and a stand-alone tax provision is not calculated for each segment. The other accounting policies of the segments are the same as those described in Note 1, Summary of Significant Accounting Policies, above.

$ in millions, except per share amounts

The following tables present our business segment information for continuing operations for each of the past three fiscal years:

	2004	2003	2002

Revenue
Domestic	$22,225	$19,303	$17,115
International	2,322	1,643	596

Total revenue	$24,547	$20,946	$17,711

Operating Income
Domestic	$1,267	$1,002	$886
International	37	8	22

Total operating income	1,304	1,010	908
Net interest (expense) income	(8)	4	18

Earnings from continuing operations before income tax expense	$1,296	$1,014	$926

	2004	2003	2002

Assets
Domestic	$7,547	$6,282	$5,672
International	1,105	858	686

Total assets	$8,652	$7,140	$6,358

Capital Expenditures
Domestic	$452	$667	$563
International	93	58	18

Total capital expenditures	$545	$725	$581

Depreciation and Amortization
Domestic	$345	$284	$237
International	40	26	8

Total depreciation and amortization	$385	$310	$245

11. Commitments and Contingencies

We have been served with four purported class action lawsuits on behalf of persons who purchased the securities of Best Buy Co., Inc. between January 9, 2002, and August 7, 2002. The lawsuits, instituted in U.S. District Court for the District of Minnesota on November 20, December 12, December 16 and December 23, 2003, name Best Buy Co., Inc., its Chairman and its Chief Executive Officer as defendants. The plaintiffs allege that the defendants violated Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder by making material misrepresentations between January 9, 2002, and August 7, 2002, which resulted in artificially inflated prices of the Company's common stock. The plaintiffs seek compensatory damages, costs and expenses. We believe the allegations are without merit and intend to defend these actions vigorously.

We also have been served with a shareholder derivative action venued in Hennepin County, State of Minnesota District Court. This case raises many factual matters similar to those raised in the federal securities law cases, described above. The state court action alleges violations of state law

$ in millions, except per share amounts

relative to fiduciary responsibilities, control and management of the Company and unjust enrichment. The plaintiffs seek judgment in favor of the Company against certain named officer and director defendants for damages, equitable relief and attorneys' fees, costs and expenses. By agreement between the parties, and with Court approval, this case was put on inactive status. Based on the Company's information and belief, the claims against the named officer and director defendants are without merit and will be vigorously defended.

We are involved in various other legal proceedings arising in the normal course of conducting business. The resolution of those proceedings is not expected to have a material impact on our results of operation or financial condition.

At the end of fiscal 2004, we had commitments for the purchase and construction of facilities valued at approximately $5.

We adopted FIN No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, in fiscal 2003. FIN No. 45 provides guidance on the recognition and disclosure of certain types of guarantees, including product warranties. We assumed a liability for certain extended service contracts when we acquired Future Shop in the third quarter of fiscal 2002. We established an accrued liability for the acquired extended service contracts based on historical trends in product failure rates and the expected material and labor costs necessary to provide the services. The remaining terms of these acquired extended service contracts vary by product and extend through fiscal 2007. The estimated remaining liability for acquired extended service contracts at February 28, 2004, was $18. Subsequent to the acquisition, all new extended service contracts were sold on behalf of an unrelated third party, without recourse.

The following table reconciles the changes in our liability for our acquired extended service contracts for the years ended February 28, 2004, and March 1, 2003:

Balance at March 2, 2002	$17
Final purchase price allocation adjustment	37
Service charges	(28)
Foreign currency exchange rate fluctuation	2

Balance at March 1, 2003	28
Service charges	(13)
Foreign currency exchange rate fluctuation	3

Balance February 28, 2004	$18

Report of Best Buy Management

To Our Shareholders:

Our management is responsible for the preparation, integrity and objectivity of the accompanying consolidated financial statements and the related financial information. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States and necessarily include certain amounts that are based on estimates and informed judgments. Our management also prepared the related financial information included in this Annual Report on Form 10-K and is responsible for its accuracy and consistency with the financial statements.

The consolidated financial statements have been audited by Ernst & Young LLP, independent auditor, who were given unrestricted access to all financial records and related data, including minutes of all meetings of shareholders, the Board of Directors and committees of the Board of Directors. We believe that all representations made to the independent auditors during its audit were valid and appropriate. The independent auditor's role is to form an opinion as to the fairness with which such financial statements present our financial position and results of operations in accordance with accounting principles generally accepted in the United States. The report of Ernst & Young LLP is presented on the following page.

We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance to management, the Audit Committee and the Board of Directors as to the reliability of our financial records and the protection of our shareholders' interests. The system includes a documented organizational structure and division of responsibility; established policies and procedures, including a code of conduct to foster a strong ethical climate, which are communicated throughout Best Buy; and the careful selection, training and development of employees. Internal auditors monitor the operation of the internal control system and report findings and recommendations to management and the Audit Committee, and corrective actions are taken to address control deficiencies and other opportunities for improving the system as they are identified. The Audit Committee, which is comprised completely of independent directors, further augments our system of internal control. The Audit Committee oversees our system of internal control, accounting practices, financial reporting and audits, and assesses whether their quality, integrity and objectivity are sufficient to protect shareholders' investments.

There are inherent limitations in the effectiveness of any system of internal control, including the possibility of circumvention or overriding of controls. Furthermore, the effectiveness of an internal control system can change with circumstances. Accordingly, even an effective internal control system can provide only reasonable assurance with respect to financial statement preparation. The concept of reasonable assurance is based on the recognition that the cost of a system of internal control should not exceed the related benefits. We believe our system provides the appropriate balance.

As of February 28, 2004, we believe our system of internal control over financial reporting was effective for providing reliable financial statements. We further believe the information contained in the accompanying consolidated financial statements and related financial information included in this Annual Report on Form 10-K fairly presents, in all material respects, the financial condition and results of operations of our Company.

/s/ Bradbury H. Anderson Bradbury H. Anderson Vice Chairman and Chief Executive Officer	/s/ Darren R. Jackson Darren R. Jackson Executive Vice President — Finance and Chief Financial Officer

Report of Independent Auditors

Shareholders and Board of Directors
Best Buy Co., Inc.

We have audited the accompanying consolidated balance sheets of Best Buy Co., Inc. and subsidiaries (the Company) as of February 28, 2004, and March 1, 2003, and the related consolidated statements of earnings, changes in shareholders' equity, and cash flows for each of the three years in the period ended February 28, 2004. Our audits also included the financial statement schedule listed in Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Best Buy Co., Inc. and subsidiaries at February 28, 2004, and March 1, 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended February 28, 2004, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Notes 1 and 2 to the consolidated financial statements, the Company changed its method of accounting for goodwill to conform to Statement of Financial Accounting Standards No. 142 and its method of accounting for cash consideration received from a vendor to conform to Emerging Issues Task Force No. 02-16 effective March 3, 2002.

/s/ Ernst & Young LLP
Minneapolis, Minnesota
March 29, 2004

Supplementary Financial Information

The following tables show selected unaudited quarterly operating results for each quarter of fiscal 2004 and 2003.

($ in millions, except per share amounts)

Quarter	1st	2nd	3rd	4th	Fiscal Year

Fiscal 2004(1)
Revenue	$4,668	$5,396	$6,034	$8,449	$24,547
Comparable store sales % change(2)	2.2%	7.5%	8.6%	9.7%	7.1%
Gross profit	$1,185	$1,372	$1,498	$2,142	$6,197
Operating income	114	229	202	759	1,304
Earnings from continuing operations	69	140	122	469	800
Loss from discontinued operations, net of tax	(24)	(5)	—	—	(29)
(Loss) gain on disposal of discontinued operations, net of tax	(70)	4	—	—	(66)
Net (loss) earnings	(25)	139	122	469	705
Diluted (loss) earnings per share:
Continuing operations	0.21	0.42	0.37	1.42	2.44
Discontinued operations	(0.29)	—	—	—	(0.29)
Diluted (loss) earnings per share	(0.08)	0.42	0.37	1.42	2.15
Quarter	1st	2nd	3rd	4th	Fiscal Year

Fiscal 2003(1)(3)
Revenue	$4,202	$4,624	$5,131	$6,989	$20,946
Comparable store sales % change(2)	6.5%	2.6%	0.7%	1.2%	2.4%
Gross profit	$1,080	$1,153	$1,250	$1,753	$5,236
Operating income	129	129	140	612	1,010
Earnings from continuing operations	79	79	86	378	622
Loss from discontinued operations, net of tax	(330)	(17)	(27)	(67)	(441)
Cumulative effect of change in accounting principle, net of tax	(82)	—	—	—	(82)
Net (loss) earnings	(333)	62	59	311	99
Diluted (loss) earnings per share:
Continuing operations	0.24	0.24	0.27	1.16	1.91
Discontinued operations	(1.01)	(0.05)	(0.08)	(0.21)	(1.36)
Cumulative effect of accounting changes	(0.25)	—	—	—	(0.25)
Diluted (loss) earnings per share	(1.02)	0.19	0.18	0.96	0.30

Note: Certain totals may not add due to rounding.

(1) All quarters presented reflect the classification of Musicland's financial results as discontinued operations. Refer to Note 2, Discontinued Operations, in the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. First-quarter fiscal 2003 results include an after-tax, non-cash impairment charge of $308 for the full write-off of the goodwill related to our acquisition of Musicland. Fourth-quarter fiscal 2003 includes an after-tax, non-cash impairment charge of $102 related to a reassessment of the carrying value of Musicland's long-lived assets in accordance with SFAS No. 144.

(2) Comprised of revenue at stores and Internet sites operating for at least 14 full months, as well as remodeled and expanded locations. Relocated stores are excluded from the comparable store sales calculation until at least 14 full months after reopening.

Acquired stores are included in the comparable store sales calculation beginning with the first full quarter following the first anniversary of the date of acquisition. The calculation of the comparable store sales percentage change excludes the impact of fluctuations in foreign currency exchange rates.

In the third quarter of fiscal 2004, we refined our methodology for calculating our comparable store sales percentage change. It now reflects the impact of non-point-of-sale (non-POS) revenue transactions. We refined our comparable store sales calculation methodology in light of changes in our business. Previously, our comparable store sales calculation was based on store POS revenue. The comparable store sales changes for periods prior to the third quarter of fiscal 2004 have not been computed using the refined methodology. Refining the methodology for calculating our comparable store sales percentage change did not impact previously reported revenue, earnings or cash flows.

(3) Effective on March 3, 2002, we adopted SFAS No. 142. During the second quarter of fiscal 2003, we completed the required goodwill impairment testing and recognized an after-tax, non-cash impairment charge of $40 that is reflected in our fiscal 2003 first-quarter financial results as a cumulative effect of a change in accounting principle. Also effective on March 3, 2002, we changed our method of accounting for vendor allowances to reflect the newly adopted accounting principle established in EITF Issue No. 02-16. The related after-tax, non-cash charge of $42 also is reflected in our fiscal 2003 first quarter financial results as a cumulative effect of a change in accounting principle. Refer to Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Condensed Consolidating Financial Information

Our convertible debentures are guaranteed by certain of our wholly-owned subsidiaries. The aggregate principal amount at maturity of these convertible debentures is $894 million. The carrying value of the convertible debentures at February 28, 2004, was approximately $755 million.

Additional information regarding the convertible debentures is included in Note 4, Debt, of the Notes to Consolidated Financial Statements of the Annual Report on Form 10-K.

On June 16, 2003, we sold our interest in Musicland. The statement of earnings for the year ended February 28, 2004, includes a loss on disposal of discontinued operations (which was primarily non-cash) of $66 million, net of tax, related to the sale of Musicland. In addition, approximately $198 million of Musicland's intercompany indebtedness to Best Buy Co., Inc. was eliminated in fiscal 2004. This resulted in a loss of $198 million that was recorded in Best Buy Co., Inc. with an offsetting $198 million gain recorded in the Non-Guarantor Subsidiaries, which included Musicland. The elimination of intercompany indebtedness had no impact on our consolidated net earnings, financial position or cash flows. Additional information regarding Musicland is included in Note 2, Discontinued Operations, of the Notes to Consolidated Financial Statements of the Annual Report on Form 10-K.

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

The following tables present condensed consolidating balance sheets for the fiscal years ended February 28, 2004, and March 1, 2003, and condensed consolidating statements of earnings and cash flows for the fiscal years ended February 28, 2004; March 1, 2003; and March 2, 2002:

Condensed Consolidating Balance Sheets
As of February 28, 2004

$ in millions

	Best Buy Co., Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Assets
Current Assets
Cash and cash equivalents	$2,402	$33	$165	$—	$2,600
Receivables	5	318	19	1	343
Merchandise inventories	—	2,811	289	(493)	2,607
Other current assets	1	96	77	—	174
Intercompany receivable	—	—	2,548	(2,548)	—
Intercompany note receivable	500	—	—	(500)	—

Total current assets	2,908	3,258	3,098	(3,540)	5,724
Net Property and Equipment	244	1,437	566	(3)	2,244
Goodwill, Net	—	3	474	—	477
Intangible Assets	—	—	37	—	37
Other Assets	115	105	106	(156)	170
Investments in Subsidiaries	2,547	—	—	(2,547)	—

Total Assets	$5,814	$4,803	$4,281	$(6,246)	$8,652

Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable	$—	$—	$2,535	$—	$2,535
Unredeemed gift card liabilities	—	300	—	—	300
Accrued compensation and related expenses	3	156	110	—	269
Accrued liabilities	10	438	201	—	649
Accrued income taxes	305	23	52	—	380
Current portion of long-term debt	354	13	1	—	368
Intercompany payable	597	1,955	—	(2,552)	—
Intercompany note payable	—	500	—	(500)	—

Total current liabilities	1,269	3,385	2,899	(3,052)	4,501
Long-Term Liabilities	222	160	21	(156)	247
Long-Term Debt	410	60	12	—	482
Shareholders' Equity	3,913	1,198	1,349	(3,038)	3,422

Total Liabilities and Shareholders' Equity	$5,814	$4,803	$4,281	$(6,246)	$8,652

Condensed Consolidating Balance Sheets
As of March 1, 2003

$ in millions

	Best Buy Co., Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Assets
Current Assets
Cash and cash equivalents	$1,863	$37	$14	$—	$1,914
Receivables	216	50	46	—	312
Merchandise inventories	—	1,859	221	(3)	2,077
Other current assets	192	48	39	(81)	198
Current assets of discontinued operations	—	—	397	—	397
Intercompany receivable	1,617	—	—	(1,617)	—
Intercompany note receivable	500	—	—	(500)	—

Total current assets	4,388	1,994	717	(2,201)	4,898
Net Property and Equipment	498	1,390	174	—	2,062
Goodwill, Net	—	3	426	—	429
Intangible Assets	—	—	33	—	33
Other Assets	71	78	48	(82)	115
Noncurrent Assets of Discontinued Operations	—	—	157	—	157
Investments in Subsidiaries	1,055	—	—	(1,055)	—

Total Assets	$6,012	$3,465	$1,555	$(3,338)	$7,694

Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable	$1,997	$—	$198	$—	$2,195
Unredeemed gift card liabilities	—	222	—	—	222
Accrued compensation and related expenses	80	75	19	—	174
Accrued liabilities	180	278	80	—	538
Accrued income taxes	—	274	181	(81)	374
Current portion of long-term debt	—	—	1	—	1
Current liabilities of discontinued operations	—	—	320	—	320
Intercompany payable	—	780	837	(1,617)	—
Intercompany note payable	—	500	—	(500)	—

Total current liabilities	2,257	2,129	1,636	(2,198)	3,824
Long-Term Liabilities	264	79	26	(82)	287
Long-Term Debt	758	59	11	—	828
Noncurrent Liabilities of Discontinued Operations	—	—	25	—	25
Shareholders' Equity (Deficit)	2,733	1,198	(143)	(1,058)	2,730

Total Liabilities and Shareholders' Equity	$6,012	$3,465	$1,555	$(3,338)	$7,694

Condensed Consolidating Statements of Earnings
For the Fiscal Year Ended February 28, 2004

$ in millions

	Best Buy Co., Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenue	$16	$22,084	$23,774	$(21,327)	$24,547
Cost of goods sold	—	17,967	20,817	(20,434)	18,350

Gross profit	16	4,117	2,957	(893)	6,197
Selling, general and administrative expenses	22	3,953	1,320	(402)	4,893
Elimination of intercompany indebtedness	198	—	(198)	—	—

Operating (loss) income	(204)	164	1,835	(491)	1,304
Net interest (expense) income	(1)	(43)	36	—	(8)
Equity in earnings of subsidiaries	1,108	—	—	(1,108)	—

Earnings from continuing operations before income tax expense	903	121	1,871	(1,599)	1,296
Income tax (benefit) expense	(304)	80	720	—	496

Earnings from continuing operations	1,207	41	1,151	(1,599)	800
Loss from discontinued operations, net of tax	—	—	(29)	—	(29)
Loss on disposal of discontinued operations, net of tax	(11)	—	(55)	—	(66)

Net earnings	$1,196	$41	$1,067	$(1,599)	$705

Condensed Consolidating Statements of Earnings
For the Fiscal Year Ended March 1, 2003

$ in millions

	Best Buy Co., Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenue	$1	$19,735	$2,349	$(1,139)	$20,946
Cost of goods sold	1	14,935	1,529	(755)	15,710

Gross profit	—	4,800	820	(384)	5,236
Selling, general and administrative expenses	32	4,087	491	(384)	4,226

Operating (loss) income	(32)	713	329	—	1,010
Net interest income (expense)	50	(41)	(5)	—	4
Equity in loss of subsidiaries	(36)	—	—	36	—

(Loss) earnings from continuing operations before income tax expense	(18)	672	324	36	1,014
Income tax expense	8	260	124	—	392

(Loss) earnings from continuing operations	(26)	412	200	36	622
Earnings (loss) from discontinued operations, net of tax	125	—	(566)	—	(441)
Cumulative effect of change in accounting principle for goodwill, net of tax	—	—	(40)	—	(40)
Cumulative effect of change in accounting principle for vendor allowances, net of tax	—	(40)	(2)	—	(42)

Net earnings (loss)	$99	$372	$(408)	$36	$99

Condensed Consolidating Statements of Earnings
For the Fiscal Year Ended March 2, 2002

$ in millions

	Best Buy Co., Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenue	$3	$17,410	$1,231	$(933)	$17,711
Cost of goods sold	1	13,834	693	(587)	13,941

Gross profit	2	3,576	538	(346)	3,770
Selling, general and administrative expenses	87	2,827	294	(346)	2,862

Operating (loss) income	(85)	749	244	—	908
Net interest income (expense)	79	(63)	2	—	18
Equity in earnings of subsidiaries	574	—	—	(574)	—

Earnings from continuing operations before income tax expense	568	686	246	(574)	926
Income tax (benefit) expense	(2)	263	95	—	356

Earnings from continuing operations	570	423	151	(574)	570
Earnings from discontinued operations, net of tax	—	—	—	—	—

Net earnings	$570	$423	$151	$(574)	$570

Condensed Consolidating Statements of Cash Flows
For the Fiscal Year Ended February 28, 2004

$ in millions

	Best Buy Co., Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Total cash provided by (used in) operating activities from continuing operations	$482	$(543)	$1,475	$—	$1,414

Investing activities
Additions to property and equipment	(45)	(299)	(201)	—	(545)
Decrease in recoverable costs from developed properties	—	4	—	—	4
Acquisition of business, net of cash acquired	—	—	(3)	—	(3)
Other, net	1	—	—	—	1

Total cash used in investing activities from continuing operations	(44)	(295)	(204)	—	(543)

Financing activities
Dividends paid	(130)	—	—	—	(130)
Issuance of common stock	114	—	—	—	114
Repurchase of common stock	(100)	—	—	—	(100)
Long-term debt payments	—	(17)	—	—	(17)
Change in intercompany receivable/payable	217	851	(1,068)	—	—

Total cash provided by (used in) financing activities from continuing operations	101	834	(1,068)	—	(133)

Effect of exchange rate changes on cash	—	—	1	—	1
Net cash used in discontinued operations	—	—	(53)	—	(53)

Increase (decrease) in cash and cash equivalents	539	(4)	151	—	686
Cash and cash equivalents at beginning of year	1,863	37	14	—	1,914

Cash and cash equivalents at end of year	$2,402	$33	$165	$—	$2,600

Condensed Consolidating Statements of Cash Flows
For the Fiscal Year Ended March 1, 2003

$ in millions

	Best Buy Co., Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Total cash provided by (used in) operating activities from continuing operations	$256	$511	$(21)	$—	$746

Investing activities
Additions to property and equipment	(23)	(636)	(66)	—	(725)
Decrease in recoverable costs from developed properties	69	—	—	—	69
Acquisition of business, net of cash acquired	—	(3)	—	—	(3)

Total cash provided by (used in) investing activities from continuing operations	46	(639)	(66)	—	(659)

Financing activities
Issuance of common stock	40	—	—	—	40
Long-term debt payments	(11)	—	(2)	—	(13)
Net proceeds from issuance of long-term debt	—	18	—	—	18
Change in intercompany receivable/payable	(291)	118	173	—	—

Total cash (used in) provided by financing activities from continuing operations	(262)	136	171	—	45

Net cash used in discontinued operations	—	—	(79)	—	(79)

Increase in cash and cash equivalents	40	8	5	—	53
Cash and cash equivalents at beginning of year	1,823	29	9	—	1,861

Cash and cash equivalents at end of year	$1,863	$37	$14	$—	$1,914

Condensed Consolidating Statements of Cash Flows
For the Fiscal Year Ended March 2, 2002

$ in millions

	Best Buy Co., Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Total cash provided by operating activities from continuing operations	$665	$652	$226	$—	$1,543

Investing activities
Additions to property and equipment	(284)	(257)	(40)	—	(581)
Decrease in recoverable costs from developed properties	25	—	—	—	25
Acquisition of business, net of cash acquired	—	—	(368)	—	(368)

Total cash used in investing activities from continuing operations	(259)	(257)	(408)	—	(924)

Financing activities
Issuance of common stock	48	—	—	—	48
Long-term debt payments	(2)	(3)	—	—	(5)
Net proceeds from issuance of long-term debt	726	—	—	—	726
Change in intercompany receivable/payable	(71)	(390)	461	—	—

Total cash provided by (used in) financing activities from continuing operations	701	(393)	461	—	769

Net cash used in discontinued operations	—	—	(270)	—	(270)

Increase in cash and cash equivalents	1,107	2	9	—	1,118
Cash and cash equivalents at beginning of year	716	27	—	—	743

Cash and cash equivalents at end of year	$1,823	$29	$9	$—	$1,861

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Our management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

There have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the period covered by this report.

Part III

Item 10. Directors and Executive Officers of the Registrant.

Directors, Executive Officers, Promoters and Control Persons

The information provided under the captions "Security Ownership of Certain Beneficial Owners and Management," "Nominees and Directors" and "General Information" in the Proxy Statement is incorporated herein by reference.

Audit Committee Financial Expert and Identification of the Audit Committee

The information provided under the captions "Election of Directors" and "Report of the Audit Committee of the Board of Directors" in the Proxy Statement, regarding the audit committee financial expert and the identification of the audit committee members, is incorporated herein by reference.

Additional information regarding our Executive Officers is included in Part I, Item 3, Legal Proceedings, under the heading "Executive Officers of the Registrant," of this Annual Report on Form 10-K.

Compliance with Section 16(a) of the Exchange Act

The information provided under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement is incorporated herein by reference.

Code of Ethics

In February 2004, our Board of Directors adopted the Best Buy Code of Business Ethics that applies to our directors and all of our employees, including our Chief Executive Officer and our Chief Financial Officer. The Best Buy Code of Business Ethics is available on our corporate Web site, www.BestBuy.com — under "Company Information," select the "For Our Investors" link and then the "Corporate Governance" link. References to our corporate Web site address do not constitute incorporation by reference of the information contained on the corporate Web site, and the information contained on the corporate Web site is not part of this document.

A copy of the Best Buy Code of Business Ethics may also be obtained upon request, without charge, by contacting our Investor Relations department by calling (612) 291-6111 or writing to us at:

Best Buy Co., Inc.
Investor Relations Department
7601 Penn Avenue South
Richfield, MN 55423-3645

We intend to satisfy the disclosure requirement of Item 10 of Form 8-K regarding an amendment to, or a waiver from, a provision of the Best Buy Code of Business Ethics that applies to our Chief Executive Officer or Chief Financial Officer by posting such information within two business days of any such amendment or waiver on our corporate Web site, www.BestBuy.com — under "Company Information," select the "For Our Investors" link and then the "Corporate Governance" link.

Item 11. Executive Compensation.

The information set forth under the caption "Executive Compensation" in the Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

The information set forth under the caption "Equity Compensation Plan Information" in the Proxy Statement regarding securities authorized for issuance under equity compensation plans, is incorporated herein by reference.

Security Ownership of Certain Beneficial Owners and Management

The information provided under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

The information provided under the captions "Nominees and Directors" and "Certain Transactions" in the Proxy Statement is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information provided under the caption "Ratification of Appointment of Independent Auditor — Audit and Non-Audit Fees" in the Proxy Statement is incorporated herein by reference.

Part IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)
The following documents are filed as part of this report:

1.
Financial Statements:

    All financial statements as set forth under Item 8 of this report.

  2.
  Supplementary Financial Statement Schedules:

    Schedule II — Valuation and Qualifying Accounts

  Other schedules have not been included because they are not applicable or because the information is included elsewhere in this report.

  3.
  Exhibits:

Number	Description	Method of Filing

3.1	Amended and Restated Articles of Incorporation, as amended	2,3,10,18
3.2	Amended and Restated By-Laws, as amended	1,2,4,5,6,14,16
4.1	Credit Agreement with U.S. Bank National Association dated March 21, 2002, as amended	1,16,18
4.2	Offer Letter Agreement between HSBC Bank Canada and Best Buy Canada Ltd. Magasins Best Buy Ltee, dated February 26, 2004	1,18
4.3	Offer Letter Agreement between Royal Bank of Canada and Best Buy Canada Ltd. Magasins Best Buy Ltee dated March 9, 2004	1
4.4	Indenture by and among Best Buy Co., Inc., the subsidiary guarantors named therein and Wells Fargo Bank Minnesota, National Association, dated June 27, 2001, as amended	15,18
4.5	Indenture by and among Best Buy Co., Inc., Best Buy Stores, L.P. and Wells Fargo Bank Minnesota, National Association, dated January 15, 2002, as amended and supplemented	8
10.1	1994 Full-Time Employee Non-Qualified Stock Option Plan, as amended	11,17
10.2	1997 Employee Non-Qualified Stock Option Plan, as amended	9,17,18
10.3	1997 Directors' Non-Qualified Stock Option Plan, as amended	12,17
10.4	Best Buy Fourth Amended and Restated Deferred Compensation Plan, effective as of April 1, 2004, as amended	1
10.5	Resolutions of the Board of Directors adopting the EVA® Incentive Program for senior officers	7
10.6	Resolutions of the Compensation and Human Resources Committee of the Board of Directors adopting the Best Buy Short-term Incentive Plan for certain senior officers	18
10.7	2000 Restricted Stock Award Plan, as amended	18
10.8	The Assumed Musicland 1992 Stock Option Plan	13
10.9	The Assumed Musicland 1994 Stock Option Plan	13
10.10	The Assumed Musicland 1998 Stock Incentive Plan	13
12.1	Statements re: Computation of Ratios	1
13.1	Portion of 2004 Annual Report to Shareholders	1
21.1	Subsidiaries of the Registrant	1
23.1	Consent of Ernst & Young LLP	1
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	1
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	1
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	1
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	1

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

(18) Exhibit so marked was filed with the SEC on May 30, 2003, as an exhibit to the Form 10-K of Best Buy Co., Inc., and is incorporated herein by reference and made a part hereof.

  Pursuant to Item 601(b)(4)(iii) of Regulation S-K under the Securities Act of 1933, the Registrant has not filed as exhibits to the Form 10-K certain instruments with respect to long-term debt under which the amount of securities authorized does not exceed 10% of the total assets of the Registrant. The Registrant hereby agrees to furnish copies of all such instruments to the SEC upon request.

(b)
Reports on Form 8-K:

(1)
Announcement of: (i) the registrant's revenue for the third fiscal quarter and nine-month period ended November 29, 2003, and (ii) the registrant's updated earnings outlook for the third fiscal quarter ended November 29, 2003, filed on December 8, 2003.

(2)
Announcement of the registrant's results of operations for the third fiscal quarter and nine-month period ended November 29, 2003, filed on December 23, 2003.

  (3)
  Announcement of: (i) the registrant's revenue for the fiscal month ended January 3, 2004, and (ii) the registrant's updated earnings outlook for the fourth fiscal quarter and fiscal year ending February 28, 2004, filed on January 8, 2004.

  (4)
  Announcement that the registrant had received notice of and was served on January 27, 2004, with a shareholder derivative action venued in Hennepin County, State of Minnesota District Court, alleging violations of state law relative to fiduciary responsibilities, control and management of the company, and unjust enrichment, filed on January 30, 2004.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Best Buy Co., Inc. (Registrant)
By:	/s/ Bradbury H. Anderson Vice Chairman and Chief Executive Officer

Dated: April 28, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 28, 2004.

/s/ Bradbury H. Anderson Bradbury H. Anderson	Vice Chairman and Chief Executive Officer (principal executive officer)
/s/ Darren R. Jackson Darren R. Jackson	Executive Vice President — Finance and Chief Financial Officer (principal financial and accounting officer)
/s/ Richard M. Schulze Richard M. Schulze	Chairman and Director
/s/ Robert T. Blanchard Robert T. Blanchard	Director
/s/ Kathy J. Higgins Victor Kathy J. Higgins Victor	Director
/s/ Elliot S. Kaplan Elliot S. Kaplan	Director
/s/ Allen U. Lenzmeier Allen U. Lenzmeier	Director
/s/ Matthew H. Paull Matthew H. Paull	Director
/s/ Mark C. Thompson Mark C. Thompson	Director
/s/ Frank D. Trestman Frank D. Trestman	Director
/s/ Hatim A. Tyabji Hatim A. Tyabji	Director
/s/ James C. Wetherbe James C. Wetherbe	Director

Schedule II
Valuation and Qualifying Accounts
($ in millions)

	Balance at Beginning of Period	Charged to Expenses or Other Accounts	Other(1)	Balance at End of Period(2)

Fiscal Year Ended February 28, 2004
Allowance for doubtful accounts	$10	$8	$(14)	$4
Fiscal Year Ended March 1, 2003
Allowance for doubtful accounts	$3	$10	$(3)	$10
Fiscal Year Ended March 2, 2002
Allowance for doubtful accounts	$1	$7	$(5)	$3

(1) Includes bad debt write-offs and recoveries, as well as reserves associated with acquired companies.

(2) Includes Musicland balances of $1 and $1 at March 1, 2003, and March 2, 2002, respectively.