Form 10-Q
period 2004-05-29
BEST BUY CO INC
filed 2004-07-02
CIK 764478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 29, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, $.10 Par Value — 324,845,000 shares outstanding as of May 29, 2004.

BEST BUY CO., INC.

FORM 10-Q FOR THE QUARTER ENDED MAY 29, 2004

PART I —                FINANCIAL INFORMATION

ITEM 1.                             CONSOLIDATED FINANCIAL STATEMENTS

BEST BUY CO., INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

ASSETS

($ in millions, except per share amounts)

	May 29, 2004	February 28, 2004	May 31, 2003
	(Unaudited)		(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$2,070	$2,600	$1,466
Receivables	371	343	302
Merchandise inventories	2,915	2,607	2,368
Income taxes receivable	—	—	26
Other current assets	246	174	204
Total current assets	5,602	5,724	4,366

PROPERTY AND EQUIPMENT
Property and equipment	3,668	3,574	3,280
Less accumulated depreciation and amortization	1,429	1,330	1,119
Net property and equipment	2,239	2,244	2,161

GOODWILL, NET	467	477	465

INTANGIBLE ASSET	37	37	37

OTHER ASSETS	205	170	123

TOTAL ASSETS	$8,550	$8,652	$7,152

NOTE:  The consolidated balance sheet as of February 28, 2004, has been condensed from the audited financial statements.

See Notes to Consolidated Condensed Financial Statements.

BEST BUY CO., INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

($ in millions, except per share amounts)

	May 29, 2004	February 28, 2004	May 31, 2003
	(Unaudited)		(Unaudited)
CURRENT LIABILITIES
Accounts payable	$2,710	$2,535	$2,357
Unredeemed gift card liabilities	289	300	207
Accrued compensation and related expenses	183	269	168
Accrued liabilities	606	649	538
Accrued income taxes	181	380	—
Current portion of long-term debt	369	368	6
Total current liabilities	4,338	4,501	3,276

LONG-TERM LIABILITIES	251	247	284

LONG-TERM DEBT	477	482	829

SHAREHOLDERS’ EQUITY
Preferred stock, $1.00 par value: Authorized — 400,000 shares; Issued and outstanding — none	—	—	—
Common stock, $.10 par value: Authorized — 1 billion shares; Issued and outstanding — 324,845,000, 324,648,000 and 322,399,000 shares, respectively	32	32	32
Additional paid-in capital	832	836	787
Retained earnings	2,550	2,468	1,868
Accumulated other comprehensive income	70	86	76
Total shareholders’ equity	3,484	3,422	2,763

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$8,550	$8,652	$7,152

NOTE: The consolidated balance sheet as of February 28, 2004, has been condensed from the audited financial statements.

See Notes to Consolidated Condensed Financial Statements.

BEST BUY CO., INC.

CONSOLIDATED STATEMENTS OF EARNINGS

($ in millions, except per share amounts)

(Unaudited)

	Three Months Ended
	May 29, 2004	May 31, 2003
Revenue	$5,475	$4,668
Cost of goods sold	4,086	3,483
Gross profit	1,389	1,185
Selling, general and administrative expenses	1,205	1,071
Operating income	184	114
Net interest expense	—	2

Earnings from continuing operations before income tax expense	184	112
Income tax expense	70	43

Earnings from continuing operations	114	69
Loss from discontinued operations, net of $15 tax	—	(24)
Impairment loss on disposal of discontinued operations, net of $3 tax	—	(70)

Net earnings (loss)	$114	$(25)

Basic earnings (loss) per share:
Continuing operations	$0.35	$0.22
Discontinued operations	—	(0.08)
Impairment loss on disposal of discontinued operations	—	(0.22)
Basic earnings (loss) per share	$0.35	$(0.08)

Diluted earnings (loss) per share:
Continuing operations	$0.34	$0.21
Discontinued operations	—	(0.07)
Impairment loss on disposal of discontinued operations	—	(0.22)
Diluted earnings (loss) per share	$0.34	$(0.08)

Dividends declared per common share	$0.10	$—

Basic weighted average common shares outstanding (in millions)	324.7	322.0

Diluted weighted average common shares outstanding (in millions)	329.8	325.2

See Notes to Consolidated Condensed Financial Statements.

BEST BUY CO., INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MAY 29, 2004

($ and shares in millions)

(Unaudited)

	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balances at February 28, 2004	325	$32	$836	$2,468	$86	$3,422

Net earnings, three months ended May 29, 2004	—	—	—	114	—	114
Foreign currency translation adjustments	—	—	—	—	(16)	(16)
Total comprehensive income						98

Stock options exercised	1	—	49	—	—	49
Issuance of common stock under employee stock purchase plan	—	—	20	—	—	20
Tax benefit from stock options exercised	—	—	9	—	—	9
Repurchase of common stock	(1)	—	(82)	—	—	(82)
Common stock dividends, $0.10 per share	—	—	—	(32)	—	(32)
Balances at May 29, 2004	325	$32	$832	$2,550	$70	$3,484

See Notes to Consolidated Condensed Financial Statements.

BEST BUY CO., INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)

(Unaudited)

	Three Months Ended
	May 29, 2004	May 31, 2003
OPERATING ACTIVITIES
Net earnings (loss)	$114	$(25)
Loss from discontinued operations, net of tax	—	24
Impairment loss on disposal of discontinued operations, net of tax	—	70
Earnings from continuing operations	114	69
Adjustments to reconcile earnings from continuing operations to total cash used in operating activities from continuing operations:
Depreciation	103	93
Asset impairment charges	—	5
Deferred income taxes	(5)	(7)
Other	4	—

Changes in operating assets and liabilities:
Receivables	(28)	12
Merchandise inventories	(332)	(274)
Other assets	(104)	(15)
Accounts payable	181	145
Other liabilities	(134)	(42)
Income taxes	(189)	(242)
Total cash used in operating activities from continuing operations	(390)	(256)

INVESTING ACTIVITIES
Additions to property and equipment	(85)	(155)
Other	(3)	7
Total cash used in investing activities from continuing operations	(88)	(148)

FINANCING ACTIVITIES
Repurchase of common stock	(82)	—
Issuance of common stock	69	5
Dividends paid	(32)	—
Long-term debt payments	(5)	—
Total cash (used in) provided by financing activities from continuing operations	(50)	5

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(2)	1
NET CASH USED IN DISCONTINUED OPERATIONS	—	(50)

DECREASE IN CASH AND CASH EQUIVALENTS	(530)	(448)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,600	1,914

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,070	$1,466

See Notes to Consolidated Condensed Financial Statements.

BEST BUY CO., INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.                         Basis of Presentation:

In the opinion of management, the accompanying audited and unaudited consolidated condensed financial statements contain all adjustments necessary for a fair presentation. Adjustments were comprised of normal recurring adjustments, except as noted in the Notes to Consolidated Condensed Financial Statements. Due to the seasonal nature of our business, interim results are not necessarily indicative of results for the entire fiscal year.  Our revenue and earnings are typically greater during our fiscal fourth quarter, which includes the majority of the holiday selling season. These interim financial statements and the related notes should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended February 28, 2004. Certain prior-year amounts have been reclassified to conform to the current-year presentation. These reclassifications had no impact on previously reported net earnings (loss), financial position or cash flows.

Cost of goods sold includes the total cost of products sold, costs of services provided, certain vendor allowances, customer shipping and handling charges, in-bound freight expenses, physical inventory losses, and handling and delivery costs associated with our online and direct-to-consumer businesses.

Selling, general and administrative expenses (SG&A) includes payroll and benefit costs; occupancy costs; depreciation; advertising; vendor allowances that are a reimbursement of specific, incremental and identifiable costs to promote a vendor’s products; outside service fees; costs associated with operating our distribution network that primarily relate to moving merchandise from distribution centers to stores; and long-lived asset impairment charges. Vendor allowances included in SG&A were approximately $29 million and $18 million for the three months ended May 29, 2004, and May 31, 2003, respectively.

2.                         Net Interest Expense:

Net interest expense was comprised of the following ($ in millions):

	Three Months Ended
	May 29, 2004	May 31, 2003
Interest expense	$7	$8
Capitalized interest	—	(1)
Interest income	(7)	(5)
Net interest expense	$—	$2

3.                         Income Taxes:

Income taxes are provided on an interim basis based upon our estimate of the annual effective income tax rate. Our effective income tax rate decreased to 38.1% for the first quarter of fiscal 2005, down from 38.3% for the first quarter of fiscal 2004, mainly due to a lower effective state income tax rate in the current fiscal year.

4.                         Earnings Per Share:

The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings per common share from continuing operations ($ and shares in millions, except per share amounts):

	Three Months Ended
	May 29, 2004	May 31, 2003
Numerator:
Earnings from continuing operations	$114	$69

Denominator:
Weighted average common shares outstanding	324.7	322.0
Effect of dilutive securities:
Stock options and other	5.1	3.2
Weighted average common shares outstanding, assuming dilution	329.8	325.2

Basic earnings per share – continuing operations	$0.35	$0.22
Diluted earnings per share – continuing operations	$0.34	$0.21

Potentially dilutive securities include stock options, unvested restricted stock awards, shares issuable under our employee stock purchase plan and convertible debentures – assuming certain criteria are met.

The computation of dilutive shares outstanding excluded options to purchase 3.8 million and 23.7 million shares of common stock as of May 29, 2004, and May 31, 2003, respectively, because the options’ exercise prices were greater than the average market price of our common stock and, therefore, the effect would be antidilutive (i.e., higher earnings per share). Diluted earnings per share for the three months ended May 29, 2004, also did not include 1.0 million shares of unvested restricted stock and shares to be issued under our employee stock purchase plan because they were antidilutive. Finally, the shares related to the convertible debentures were not included in our diluted earnings per share computation, as the criteria for conversion of the debentures were not met.

5.                         Stock-Based Compensation:

We have stock-based compensation plans including fixed stock option plans, an employee stock purchase plan and a restricted stock plan.  We have not adopted a method under Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, to expense stock options, but continue to apply Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for these plans. Accordingly, no compensation expense has been recognized for stock option grants, as the exercise price equals the stock price on the date of grant. In addition, compensation expense has not been recognized for our employee stock purchase plan as it is intended to be a plan that qualifies under Section 423 of the Internal Revenue Code of 1986, as amended.  Finally, we have restricted stock which vests based on continued employment with the company, or upon achievement of personal or company performance goals. Restricted stock awards result in compensation expense as discussed in Note 5, Shareholders’ Equity, of the Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for the fiscal year ended February 28, 2004.

The table below illustrates the effect on net earnings (loss) and earnings (loss) per share as if we had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation ($ in millions, except per share amounts).

	Three Months Ended
	May 29, 2004	May 31, 2003
Net earnings (loss), as reported	$114	$(25)
Add: Stock-based compensation expense included in reported net earnings (loss), net of tax(1)	2	—
Deduct: Stock-based compensation expense determined under fair value method for all awards, net of tax	(24)	(22)
Net earnings (loss), pro forma	$92	$(47)

Earnings (loss) per share:
Basic – as reported	$0.35	$(0.08)
Basic – pro forma	$0.28	$(0.14)
Diluted – as reported	$0.34	$(0.08)
Diluted – pro forma	$0.28	$(0.14)

(1)  Amounts represent the after-tax compensation costs for restricted stock awards.

6.                         Comprehensive Income:

Comprehensive income is computed as net earnings (loss) plus or minus certain other items that are recorded directly to shareholders’ equity. The only significant other item included in comprehensive income is foreign currency translation adjustments. Comprehensive income was $98 million for the three months ended May 29, 2004, and $24 million for the three months ended May 31, 2003.

7.                         Segments:

We operate two reportable segments: Domestic and International. The Domestic segment is comprised of the operations of U.S. Best Buy and Magnolia Audio Video. The International segment is comprised of Future Shop and Best Buy operations in Canada.

Revenue by reportable segment from continuing operations was as follows ($ in millions):

	Three Months Ended
	May 29, 2004	May 31, 2003
Domestic	$4,980	$4,280
International	495	388
Total revenue	$5,475	$4,668

Operating income (loss) from continuing operations by reportable segment and the reconciliation to earnings from continuing operations before income tax expense were as follows ($ in millions):

	Three Months Ended
	May 29, 2004	May 31, 2003
Domestic	$190	$123
International	(6)	(9)
Total operating income	184	114

Net interest expense	—	2
Earnings from continuing operations before income tax expense	$184	$112

Assets by operating segment were as follows ($ in millions):

	May 29, 2004	February 28, 2004	May 31, 2003
	(Unaudited)		(Unaudited)
Domestic	$7,378	$7,547	$6,151
International	1,172	1,105	1,001
Total assets	$8,550	$8,652	$7,152

Goodwill by operating segment was as follows ($ in millions):

	May 29, 2004	February 28, 2004	May 31, 2003
	(Unaudited)		(Unaudited)
Domestic	$3	$3	$3
International	464	474	462
Goodwill, net	$467	$477	$465

Changes in the International segment’s goodwill balance since February 28, 2004, and May 31, 2003, were the result of fluctuations in foreign currency exchange rates.

The only intangible asset included in our balance sheet is an indefinite-lived tradename related to Future Shop, which is included in the International segment.

8.                         Commitments and Contingencies:

We have been served with four purported class action lawsuits on behalf of persons who purchased our securities between January 9, 2002, and August 7, 2002. The lawsuits, instituted in U.S. District Court for the District of Minnesota on November 20, December 12, December 16 and December 23, 2003, name Best Buy Co., Inc., our Chairman and our Chief Executive Officer as defendants. The plaintiffs allege that the defendants violated Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder, by making material misrepresentations between January 9, 2002, and August 7, 2002, which resulted in artificially inflated prices of our common stock. The plaintiffs seek compensatory damages, costs and expenses. We believe the allegations are without merit and intend to defend these actions vigorously.

We also have been served with a shareholder derivative action venued in Hennepin County, State of Minnesota District Court. This case raises many factual matters similar to those raised in the federal securities law cases, described above. The state court action alleges violations of state law relative to fiduciary responsibilities, control and management of our company and unjust enrichment. The plaintiffs seek judgment in favor of Best Buy Co., Inc. against certain named officer and director defendants for damages, equitable relief and attorneys’ fees, costs and expenses. By agreement between the parties, and with Court approval, this case was put on inactive status. Based on our information and belief, the claims against the named officer and director defendants are without merit and will be vigorously defended.

We are involved in various other legal proceedings arising in the normal course of conducting business. The resolution of those proceedings is not expected to have a material impact on our results of operations or financial condition.

We assumed a liability for certain extended service contracts when we acquired Future Shop. We established an accrued liability for the acquired extended service contracts based on historical trends in product failure rates and the expected material and labor costs necessary to provide the services. The remaining terms of these extended service contracts vary by product and extend through fiscal 2007. The estimated remaining liability for acquired extended service contracts at May 29, 2004, was $14 million.  Subsequent to the acquisition, all new extended service contracts were sold on behalf of an unrelated third party, without recourse.

The following table reconciles the changes in our liability for our acquired extended service contracts for the three months ended May 29, 2004 ($ in millions):

Balance February 28, 2004	$18
Service charges	(4)
Balance May 29, 2004	$14

9.                         Repurchase of Common Stock:

In October 2003, we resumed purchasing shares of our common stock pursuant to a $400 million share repurchase program authorized by our Board of Directors in fiscal 2000. During the first quarter of fiscal 2005, we purchased and retired 1,564,800 shares at a cost of $82 million. As of May 29, 2004, we had purchased and retired 6.1 million shares at a cost of $282 million since the inception of the share repurchase program in fiscal 2000. In June 2004, our Board of Directors authorized a $500 million share repurchase program. The new program, which became effective on June 24, 2004, terminated and replaced the $400 million share repurchase program authorized by our Board of Directors in fiscal 2000. There is no expiration date governing the period over which we can make our share repurchases.

10.                   New Accounting Standards:

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation (FIN) No. 46, Consolidation of Variable Interest Entities, which requires the consolidation of and disclosures about variable interest entities (VIEs). VIEs are entities for which control is achieved through means other than voting rights. In December 2003, the FASB revised FIN No. 46 to incorporate all decisions, including those in previously issued FASB Staff Positions, into one Interpretation. The revised Interpretation superseded the original Interpretation. The requirements were effective for us at the end of the first quarter of fiscal 2005. The adoption of FIN No. 46 did not have an impact on our consolidated financial statements.

11.                   Condensed Consolidating Financial Information:

Our convertible debentures are guaranteed by certain of our wholly-owned subsidiaries. In June 2004, we redeemed our convertible debentures due in 2021 for $355 million. The aggregate principal amount of our convertible debentures which mature in 2022 is $402 million. At May 29, 2004, the carrying value of the convertible debentures due in 2022, was $402 million.

Additional information regarding the convertible debentures is included in Note 4, Debt, of the Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for the fiscal year ended February 28, 2004.

We file a consolidated U.S. federal income tax return. Income taxes are allocated in accordance with our tax allocation agreement. U.S. affiliates receive no tax benefit for taxable losses, but are allocated taxes at the required effective tax rate if they have taxable income.

The following tables present condensed consolidating balance sheets as of May 29, 2004, February 28, 2004, and May 31, 2003, and condensed consolidating statements of earnings and cash flows for the three months ended May 29, 2004, and May 31, 2003:

Condensed Consolidating Balance Sheets
As of May 29, 2004
(Unaudited)
$ in millions

	Best Buy Co., Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$1,867	$20	$183	$—	$2,070
Receivables	5	345	19	2	371
Merchandise inventories	—	2,799	326	(210)	2,915
Other current assets	1	100	146	(1)	246
Intercompany receivable	—	—	2,385	(2,385)	—
Intercompany note receivable	500	—	—	(500)	—
Total current assets	2,373	3,264	3,059	(3,094)	5,602

Net Property and Equipment	242	1,442	558	(3)	2,239

Goodwill, Net	—	3	464	—	467

Intangible Asset	—	—	37	—	37

Other Assets	114	103	148	(160)	205

Investments in Subsidiaries	2,418	—	—	(2,418)	—

Total Assets	$5,147	$4,812	$4,266	$(5,675)	$8,550

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$—	$—	$2,710	$—	$2,710
Unredeemed gift card liabilities	—	281	8	—	289
Accrued compensation and related expenses	—	129	54	—	183
Accrued liabilities	11	399	196	—	606
Accrued income taxes	105	19	57	—	181
Current portion of long-term debt	355	13	1	—	369
Intercompany payable	345	2,044	—	(2,389)	—
Intercompany note payable	—	500	—	(500)	—
Total current liabilities	816	3,385	3,026	(2,889)	4,338

Long-Term Liabilities	229	159	23	(160)	251

Long-Term Debt	410	56	11	—	477

Shareholders’ Equity	3,692	1,212	1,206	(2,626)	3,484

Total Liabilities and Shareholders’ Equity	$5,147	$4,812	$4,266	$(5,675)	$8,550

Condensed Consolidating Balance Sheets
As of February 28, 2004

$ in millions

	Best Buy Co., Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$2,402	$33	$165	$—	$2,600
Receivables	5	318	19	1	343
Merchandise inventories	—	2,811	289	(493)	2,607
Other current assets	1	96	77	—	174
Intercompany receivable	—	—	2,548	(2,548)	—
Intercompany note receivable	500	—	—	(500)	—
Total current assets	2,908	3,258	3,098	(3,540)	5,724

Net Property and Equipment	244	1,437	566	(3)	2,244

Goodwill, Net	—	3	474	—	477

Intangible Asset	—	—	37	—	37

Other Assets	115	105	106	(156)	170

Investments in Subsidiaries	2,547	—	—	(2,547)	—

Total Assets	$5,814	$4,803	$4,281	$(6,246)	$8,652

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$—	$—	$2,535	$—	$2,535
Unredeemed gift card liabilities	—	300	—	—	300
Accrued compensation and related expenses	3	156	110	—	269
Accrued liabilities	10	438	201	—	649
Accrued income taxes	305	23	52	—	380
Current portion of long-term debt	354	13	1	—	368
Intercompany payable	597	1,955	—	(2,552)	—
Intercompany note payable	—	500	—	(500)	—
Total current liabilities	1,269	3,385	2,899	(3,052)	4,501

Long-Term Liabilities	222	160	21	(156)	247

Long-Term Debt	410	60	12	—	482

Shareholders’ Equity	3,913	1,198	1,349	(3,038)	3,422

Total Liabilities and Shareholders’ Equity	$5,814	$4,803	$4,281	$(6,246)	$8,652

Condensed Consolidating Balance Sheets
As of May 31, 2003
(Unaudited)
$ in millions

	Best Buy Co., Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$1,392	$15	$59	$—	$1,466
Receivables	8	270	24	—	302
Merchandise inventories	—	2,276	240	(148)	2,368
Income taxes receivable	76	4	—	(54)	26
Other current assets	55	53	96	—	204
Intercompany receivable	—	—	1,551	(1,551)	—
Intercompany note receivable	500	—	—	(500)	—
Total current assets	2,031	2,618	1,970	(2,253)	4,366

Net Property and Equipment	330	1,243	588	—	2,161

Goodwill, Net	—	3	462	—	465

Intangible Asset	—	—	37	—	37

Other Assets	26	82	63	(48)	123

Investments in Subsidiaries	1,591	—	—	(1,591)	—

Total Assets	$3,978	$3,946	$3,120	$(3,892)	$7,152

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$—	$—	$2,357	$—	$2,357
Unredeemed gift card liabilities	—	207	—	—	207
Accrued compensation and related expenses	3	75	90	—	168
Accrued liabilities	82	305	151	—	538
Accrued income taxes	—	—	54	(54)	—
Current portion of long-term debt	1	—	5	—	6
Intercompany payable	78	1,473	—	(1,551)	—
Intercompany note payable	—	500	—	(500)	—
Total current liabilities	164	2,560	2,657	(2,105)	3,276

Long-Term Liabilities	144	161	27	(48)	284

Long-Term Debt	759	60	10	—	829

Shareholders’ Equity	2,911	1,165	426	(1,739)	2,763

Total Liabilities and Shareholders’ Equity	$3,978	$3,946	$3,120	$(3,892)	$7,152

Condensed Consolidating Statements of Earnings
For the Three Months Ended May 29, 2004
(Unaudited)
$ in millions

	Best Buy Co., Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$4	$4,948	$4,190	$(3,667)	$5,475

Cost of goods sold	—	4,013	3,984	(3,911)	4,086

Gross profit	4	935	206	244	1,389

Selling, general and administrative expenses	7	898	339	(39)	1,205

Operating (loss) income	(3)	37	(133)	283	184

Net interest (income) expense	(3)	4	(1)	—	—

Equity in loss of subsidiaries	(114)	—	—	114	—

(Loss) earnings from continuing operations before income tax expense (benefit)	(114)	33	(132)	397	184

Income tax expense (benefit)	55	20	(5)	—	70

Net (loss) earnings	$(169)	$13	$(127)	$397	$114

Condensed Consolidating Statements of Earnings
For the Three Months Ended May 31, 2003
(Unaudited)
$ in millions

	Best Buy Co., Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$4	$4,253	$4,171	$(3,760)	$4,668

Cost of goods sold	—	3,269	3,656	(3,442)	3,483

Gross profit	4	984	515	(318)	1,185

Selling, general and administrative expenses	6	952	286	(173)	1,071

Elimination of intercompany indebtedness	(236)	—	236	—	—

Operating (loss) income	(238)	32	465	(145)	114

Net interest (income) expense	(2)	4	—	—	2

Equity in earnings of subsidiaries	213	—	—	(213)	—

(Loss) earnings from continuing operations before income tax (benefit) expense	(23)	28	465	(358)	112

Income tax (benefit) expense	(154)	17	180	—	43

Earnings from continuing operations	131	11	285	(358)	69

Loss from discontinued operations, net of tax	—	—	(24)	—	(24)

Impairment loss on disposal of discontinued operations, net of tax	(11)	—	(59)	—	(70)

Net earnings (loss)	$120	$11	$202	$(358)	$(25)

Condensed Consolidating Statements of Cash Flows
For the Three Months Ended May 29, 2004
(Unaudited)
$ in millions

	Best Buy Co., Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total cash used in operating activities from continuing operations	$(238)	$(42)	$(110)	$—	$(390)

Investing activities
Additions to property and equipment	—	(53)	(32)	—	(85)
Other	—	(3)	—	—	(3)
Total cash used in investing activities from continuing operations	—	(56)	(32)	—	(88)

Financing activities
Repurchase of common stock	(82)	—	—	—	(82)
Issuance of common stock	69	—	—	—	69
Dividends paid	(32)	—	—	—	(32)
Long-term debt payments	—	(4)	(1)	—	(5)
Change in intercompany receivable/payable	(252)	89	163	—	—
Total cash (used in) provided by financing activities from continuing operations	(297)	85	162	—	(50)

Effect of exchange rate changes on cash	—	—	(2)	—	(2)

(Decrease) increase in cash and cash equivalents	(535)	(13)	18	—	(530)
Cash and cash equivalents at beginning of period	2,402	33	165	—	2,600
Cash and cash equivalents at end of period	$1,867	$20	$183	$—	$2,070

Condensed Consolidating Statements of Cash Flows
For the Three Months Ended May 31, 2003
(Unaudited)
$ in millions

	Best Buy Co., Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total cash (used in) provided by operating activities from continuing operations	$(119)	$(253)	$261	$(145)	$(256)

Investing activities
Additions to property and equipment	(32)	(49)	(74)	—	(155)
Other	—	7	—	—	7
Total cash used in investing activities from continuing operations	(32)	(42)	(74)	—	(148)

Financing activities
Issuance of common stock	5	—	—	—	5
Change in intercompany receivable/payable	(325)	273	(93)	145	—
Total cash (used in) provided by financing activities from continuing operations	(320)	273	(93)	145	5

Effect of exchange rate changes on cash	—	—	1	—	1
Net cash used in discontinued operations	—	—	(50)	—	(50)

(Decrease) increase in cash and cash equivalents	(471)	(22)	45	—	(448)
Cash and cash equivalents at beginning of period	1,863	37	14	—	1,914
Cash and cash equivalents at end of period	$1,392	$15	$59	$—	$1,466

BEST BUY CO., INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide a reader of our financial statements with a narrative on our financial condition, results of operations, liquidity, critical accounting policies and the future impact of accounting standards that have been issued but are not yet effective. Our MD&A is presented in six sections: Overview; Results of Operations; Liquidity and Capital Resources; Significant Accounting Policies and Estimates; New Accounting Standards and Outlook. We believe it is useful to read our MD&A in conjunction with our Annual Report on Form 10-K for the fiscal year ended February 28, 2004, and our reports on Forms 10-Q and 8-K and other publicly available information.

Overview

Best Buy Co., Inc. is a specialty retailer of consumer electronics, home-office products, entertainment software, appliances and related services. We operate two reportable segments: Domestic and International. The Domestic segment is comprised of the operations of U.S. Best Buy and Magnolia Audio Video. The International segment is comprised of Future Shop and Best Buy operations in Canada. For additional information regarding segments, refer to Note 7, Segments, of the Notes to Consolidated Condensed Financial Statements in this Quarterly Report on Form 10-Q.

Due to the seasonal nature of our business, interim results are not necessarily indicative of results for the entire fiscal year. Our revenue and earnings are typically greater during our fiscal fourth quarter, which includes the majority of the holiday selling season.

On June 16, 2003, we sold our interest in The Musicland Group, Inc. (Musicland) to an affiliate of Sun Capital Partners Inc. The affiliate of Sun Capital Partners Inc. assumed all of Musicland’s liabilities, including approximately $500 million in lease obligations, in exchange for all of the capital stock of Musicland, and paid no cash consideration. The transaction also resulted in the transfer of all of Musicland’s assets, other than a distribution center in Franklin, Indiana, and selected nonoperating assets. In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, Musicland’s financial results for the first quarter of fiscal 2004 were reported separately as discontinued operations.

Unless otherwise noted, the following discussion relates only to results from continuing operations.

Executive Summary

•                  Earnings from continuing operations were $114 million, or $0.34 per diluted share, compared with $69 million, or $0.21 per diluted share, for the first quarter of fiscal 2004. The increase in earnings from continuing operations was driven by a combination of revenue gains and a decrease in our selling, general and administrative expenses (SG&A) rate.

•                  Revenue increased 17% to $5.5 billion, compared with fiscal 2004 first-quarter revenue of $4.7 billion, driven by the addition of 84 new stores in the past 12 months and a comparable store sales gain of 8.3%.

•                  Our gross profit rate was 25.4% of revenue, equal to our gross profit rate for the first quarter of fiscal 2004. Our gross profit rate benefited from improved product assortments and more effective use of promotions compared with the first quarter of the prior fiscal year. These factors were offset by costs associated with Reward Zone, our customer loyalty program.

•                  Our SG&A rate decreased 0.9% of revenue to 22.0% of revenue, down from 22.9% of revenue for the first quarter of fiscal 2004. The improvement in our SG&A rate was primarily due to expense leverage resulting from the addition of new stores and the comparable store sales gain. Our fiscal 2005 first quarter SG&A rate also benefited from our ongoing cost-savings initiatives and from the absence of certain costs that were incurred in the first quarter of fiscal 2004, including asset impairment charges related to information systems hardware and software, and costs associated with moving into our new corporate headquarters. These factors were partially offset by expenses associated with our customer centricity initiative.

•                  Net earnings were $114 million, or $0.34 per diluted share, compared with a net loss of $25 million, or $0.08 per diluted share, for the first quarter of fiscal 2004. The fiscal 2004 first quarter net loss included a loss from discontinued operations of $24 million, net of tax, and an impairment loss of $70 million, net of tax, related to the sale of Musicland.

•                  On June 16, 2004, we provided initial guidance for our fiscal 2005 second-quarter earnings from continuing operations of $0.47 to $0.52 per diluted share. We also reiterated our fiscal 2005 full-year estimate for earnings from continuing operations of $2.80 to $2.93 per diluted share.

•                  In June 2004, we announced that our quarterly cash dividend of $0.10 per common share would be paid on July 28, 2004, to shareholders of record as of the close of business on July 7, 2004. Also in June 2004, we announced our intent to increase the quarterly cash dividend to $0.11 per common share. The change would be effective with the quarterly dividend, which, if authorized for payment, would be payable on October 27, 2004, to shareholders of record as of October 6, 2004.

•                  In June 2004, our Board of Directors authorized a $500 million share repurchase program. The new program, which became effective on June 24, 2004, terminated and replaced the $400 million share repurchase program authorized by our Board of Directors in fiscal 2000.

•                  In June 2004, we redeemed all of our convertible debentures due 2021 for $355 million.

Results of Operations

First Quarter Consolidated Performance Summary

The following table presents unaudited selected consolidated financial data ($ in millions, except per share amounts):

	Three Months Ended
	May 29, 2004	May 31, 2003
Revenue	$5,475	$4,668
Revenue % change	17%	11%
Comparable store sales % change(1)	8.3%	1.3%
Gross profit as a % of revenue	25.4%	25.4%
SG&A as a % of revenue	22.0%	22.9%
Operating income	$184	$114
Operating income as a % of revenue	3.4%	2.4%
Earnings from continuing operations	$114	$69
Loss from discontinued operations, net of tax	—	(24)
Impairment loss on disposal of discontinued operations, net of tax(2)	—	(70)
Net earnings (loss)	$114	$(25)
Diluted earnings per share – continuing operations	$0.34	$0.21
Diluted earnings (loss) per share	$0.34	$(0.08)

Note:  All periods presented reflect the classification of Musicland’s financial results as discontinued operations.

(1)              Comprised of revenue at stores and Web sites operating for at least 14 full months, as well as remodeled and expanded locations. Relocated stores are excluded from the comparable store sales calculation until at least 14 full months after reopening. Acquired stores are included in the comparable store sales calculation beginning with the first full quarter following the first anniversary of the date of acquisition. The calculation of the comparable store sales percentage change excludes the impact of fluctuations in foreign currency exchange rates.

We refined our methodology for calculating our comparable store sales percentage change in the third quarter of fiscal 2004. All comparable store sales figures now reflect the impact of non-point-of-sale revenue transactions. The change did not impact previously reported revenue, earnings or cash flows.

(2)              In the first quarter of fiscal 2004, we recorded an estimated impairment loss (which was primarily non-cash) of $70 million, net of tax, related to the sale of Musicland.

Earnings from continuing operations were $114 million, or $0.34 per diluted share, for the first quarter of fiscal 2005, a 63% increase from $69 million, or $0.21 per diluted share, for the first quarter of fiscal 2004. The increase in earnings from continuing operations was driven by an increase in revenue, including a gain in comparable store sales of 8.3%, and an improvement in our SG&A rate, which was primarily due to expense leverage resulting from the growth in revenue.

Revenue for the first quarter of fiscal 2005 increased 17% to $5.5 billion, compared with $4.7 billion for the first quarter of the prior fiscal year. The revenue increase resulted from the addition of 67 U.S. Best Buy, nine Canadian Best Buy, five Future Shop and three Magnolia Audio Video stores in the past 12 months and an 8.3% increase in comparable store sales. Approximately half of the revenue increase for the first quarter of fiscal 2005 was due to the addition of new stores in the past 12 months. The remainder of the revenue increase primarily resulted from the comparable store sales gain. The comparable store sales gain was driven by an improved economic environment, demand for digital products, and effective advertising and promotional campaigns. These factors led to higher customer traffic, both in our stores and on our Web sites, and contributed to market share gains during the first quarter of fiscal 2005. Products having the largest impact on our fiscal first quarter comparable store sales gain included digital televisions, DVD movies, digital cameras and accessories, notebook computers and MP3 players. The increase in digital products sales reflects the continued consumer migration to, and increased affordability of, digital products. The increase in notebook computers sales was primarily driven by consumers’ continued attraction to the portability of these products. Domestic and International segment revenue increased 16% and 27%, respectively, for the first quarter of fiscal 2005 compared with the first quarter of the prior fiscal year.

Our gross profit rate was 25.4% of revenue for the first quarter of fiscal 2005, even with the gross profit rate for the first quarter of the prior fiscal year. Our gross profit rate benefited from improved product assortments and more effective use of promotions compared with the first quarter of fiscal 2004. These factors were offset by costs associated with Reward Zone, our customer loyalty program, which reduced the gross profit rate by approximately 0.8% of revenue for the fiscal first quarter. We launched Reward Zone during the second quarter of fiscal 2004. The reduction in the gross profit rate resulting from our Reward Zone program increased from 0.4% of revenue for the fourth quarter of fiscal 2004 to 0.8% of revenue for the first quarter of fiscal 2005 due to an increase in the number of Reward Zone members and a modest increase in the customer redemption rate of points earned.

At the end of the first quarter of fiscal 2005, we had approximately 3.2 million Reward Zone members. Purchases by Reward Zone members accounted for more than 25% of our revenue for the first quarter of fiscal 2005. Despite the program’s cost, we continue to believe in the merits of Reward Zone as a vehicle for building customer loyalty. In fact, Reward Zone members shop our stores more frequently. Further, we believe the insights gained from this program are important as we continue to rollout our customer centricity initiative.

Our SG&A rate decreased 0.9% of revenue to 22.0% of revenue for the first quarter of fiscal 2005, compared with 22.9% of revenue for the first quarter of the prior fiscal year. The decrease in our SG&A rate was primarily due to expense leverage resulting from the addition of 84 new stores in the past 12 months and the 8.3% comparable store sales gain. Our fiscal 2005 first-quarter SG&A rate also benefited from our ongoing cost-savings initiatives, including headcount reductions in the corporate, regional and district offices, and from the absence of certain costs that were incurred in the first quarter of fiscal 2004, including asset impairment charges related to information systems hardware and software, and costs associated with moving into our new corporate headquarters. These factors were partially offset by expenses associated with our customer centricity initiative, which increased our fiscal 2005 first-quarter SG&A rate by approximately 0.4% of revenue.

We are pleased with the results of our customer centricity lab stores to date and believe this initiative will differentiate us from our competitors. For the fiscal first quarter, the comparable store sales gain and the gross profit rate of our 33 customer centricity lab stores exceeded that of other U.S. Best Buy stores collectively. For the first quarter of fiscal 2005, the lab stores had a comparable store sales gain of approximately 14% and a gross profit rate that was approximately 0.2% of revenue higher than that of other U.S. Best Buy stores. However, for the fiscal first quarter, the SG&A rate for the lab stores was approximately 2.2% of revenue higher than that of other U.S. Best Buy stores. The difference in the SG&A rate between the lab stores and other U.S. Best Buy stores was primarily due to increased labor, advertising, distribution, and customer research and analysis expenses. The expense control lessons learned in our lab stores will be applied to the other U.S. Best Buy stores as we expand this initiative and convert additional stores to the customer centricity platform. Therefore, the SG&A rate for the lab stores is not necessarily indicative of the SG&A rate we expect to incur at other U.S. Best Buy stores that will be converted to the customer centricity platform. Based on our assessment of the lab stores’ results to-date, we anticipate converting approximately 70 existing U.S. Best Buy stores in California to our customer centricity platform during our fiscal third quarter. The experience of converting the additional stores will be helpful to us as we develop our plans for converting the remaining U.S. Best Buy stores. We believe that the successful rollout of our customer centricity initiative in conjunction with our other strategic initiatives could afford us several more years of double-digit earnings growth without expanding outside North America.

First Quarter Segment Performance Summary

Domestic

The following table presents unaudited selected financial data for the Domestic segment ($ in millions):

	Three Months Ended
	May 29, 2004	May 31, 2003
Revenue	$4,980	$4,280
Revenue as a % of total company revenue	91%	92%
Comparable stores sales % change(1)	8.4%	1.4%
Gross profit as a % of revenue	25.5%	25.5%
SG&A as a % of revenue	21.6%	22.6%
Operating income	$190	$123
Operating income as a % of revenue	3.8%	2.9%

(1)              Comprised of revenue at stores and Web sites operating for at least 14 full months, as well as remodeled and expanded locations. Relocated stores are excluded from the comparable store sales calculation until at least 14 full months after reopening. Acquired stores are included in the comparable store sales calculation beginning with the first full quarter following the first anniversary of the date of acquisition.

We refined our methodology for calculating our comparable store sales percentage change in the third quarter of fiscal 2004. All comparable store sales figures now reflect the impact of non-point-of-sale revenue transactions. The change did not impact previously reported revenue, earnings or cash flows.

The following table presents the first quarter Domestic comparable store sales percent change for the past two fiscal years:

	Three Months Ended
	May 29, 2004	May 31, 2003(1)
U.S. Best Buy stores	8.5%	1.4%
Magnolia Audio Video stores	3.2%	(0.2)%
Total	8.4%	1.4%

(1)              We refined our methodology for calculating our comparable store sales percentage change in the third quarter of fiscal 2004. All comparable store sales figures now reflect the impact of non-point-of-sale revenue transactions. The change did not impact previously reported revenue, earnings or cash flows.

The following table reconciles Domestic stores open at the beginning and end of the first quarter of fiscal 2005:

	Total Stores at Beginning of First Quarter Fiscal 2005	Stores Opened	Stores Closed	Total Stores at End of First Quarter Fiscal 2005
U.S. Best Buy stores	608	11	—	619
Magnolia Audio Video stores	22	—	—	22
Total	630	11	—	641

Note: In the first quarter of fiscal 2005, we opened Magnolia Home Theater departments (approximately 7,000 retail square feet in the aggregate) within two existing U.S. Best Buy stores. No other U.S. Best Buy stores or Magnolia Audio Video stores were relocated, remodeled or expanded during the first quarter of fiscal 2005.

The following table reconciles Domestic stores open at the beginning and end of the first quarter of fiscal 2004:

	Total Stores at Beginning of First Quarter Fiscal 2004	Stores Opened	Stores Closed	Total Stores at End of First Quarter Fiscal 2004
U.S. Best Buy stores	548	4	—	552
Magnolia Audio Video stores	19	—	—	19
Total	567	4	—	571

Note: During the first quarter of fiscal 2004, one U.S. Best Buy store was relocated and no stores were remodeled or expanded. No Magnolia Audio Video stores were relocated, remodeled or expanded during the first quarter of fiscal 2004.

For the first quarter of fiscal 2005, Domestic operating income increased to $190 million, or 3.8% of revenue, compared with $123 million, or 2.9% of revenue, for the first quarter of the prior fiscal year. The improvement in the Domestic segment operating income rate was driven by revenue gains, including an 8.4% comparable store sales gain, and a decrease in the SG&A rate of 1.0% of revenue.

Domestic revenue was $5.0 billion for the first quarter of fiscal 2005, a 16% increase compared with revenue of $4.3 billion for the first quarter of fiscal 2004. Approximately half of the revenue increase for the fiscal first quarter was due to the 8.4% comparable store sales gain. The remainder of the revenue increase resulted from the addition of 67 U.S. Best Buy stores and three Magnolia Audio Video stores in the past 12 months. The comparable store sales gain was driven by an improved economic environment, demand for digital products, and effective advertising and promotional campaigns. These factors led to higher customer traffic, both in our stores and on our Domestic Web sites, and contributed to market share gains during the first quarter of fiscal 2005. All product categories posted comparable store sales gains for the fiscal first quarter. A low-double-digit comparable store sales gain in the entertainment software category was fueled by new releases and improved assortments in both DVD movies and CDs, and was partially offset by a comparable store sales decline in video game hardware and software. The appliances category also reported a low-double-digit comparable store sales gain for the fiscal first quarter, primarily as a result of an expanded assortment, effective promotions, and popular, new, higher-end laundry products, refrigerators and dishwashers. The consumer electronics category recorded a high-single-digit comparable store sales gain for the first quarter of fiscal 2005, primarily driven by increased sales of digital televisions, digital cameras and accessories, and satellite systems, and was partially offset by declining sales of analog televisions. The home office category posted a comparable store sales gain in the high-single digits for the fiscal first quarter, primarily driven by sales of personal computers, MP3 players and cellular phones.

The Domestic gross profit rate for the first quarter of fiscal 2005 was 25.5% of revenue, even with the gross profit rate for the same period of fiscal 2004. Our Domestic segment’s gross profit rate benefited from improved product assortments and more effective use of promotions compared with the first quarter of fiscal 2004. These factors were offset by costs associated with Reward Zone, our customer loyalty program, which reduced our gross profit rate by approximately 0.9% of revenue for the fiscal first quarter. The number of Reward Zone members and the Reward Zone redemption rate increased during the first quarter of fiscal 2005.

The Domestic SG&A rate decreased 1.0% of revenue to 21.6% of revenue for the first quarter of fiscal 2005, compared with 22.6% of revenue for the same period last fiscal year. The decrease in the SG&A rate for the fiscal first quarter was primarily due to the expense leverage resulting from the 8.4% comparable store sales gain and the higher revenue base as a result of opening 70 stores in the past 12 months. The first-quarter SG&A rate also benefited from ongoing cost savings initiatives and the absence of certain costs that were incurred in the first quarter of fiscal 2004, including asset impairment charges and costs associated with moving to our new corporate headquarters. These reductions in the SG&A rate were partially offset by expenses associated with our customer centricity initiative.

International

The following table presents unaudited selected financial data for the International segment ($ in millions):

	Three Months Ended
	May 29, 2004	May 31, 2003
Revenue	$495	$388
Revenue as a % of total company revenue	9%	8%
Comparable store sales % change(1)	7.2%	(0.1)%
Gross profit as a % of revenue	24.3%	24.5%
SG&A as a % of revenue	25.6%	26.7%
Operating loss	$(6)	$(9)
Operating loss as a % of revenue	(1.3)%	(2.2)%

(1)              Comprised of revenue at stores and Web sites operating for at least 14 full months, as well as remodeled and expanded locations. Relocated stores are excluded from the comparable store sales calculation until at least 14 full months after reopening. Acquired stores are included in the comparable store sales calculation beginning with the first full quarter following the first anniversary of the date of acquisition. The calculation of the comparable store sales percentage change excludes the impact of fluctuations in foreign currency exchange rates.

We refined our methodology for calculating our comparable store sales percentage change in the third quarter of fiscal 2004. All comparable store sales figures now reflect the impact of non-point-of-sale revenue transactions. The change did not impact previously reported revenue, earnings or cash flows.

The following table reconciles International stores open at the beginning and end of the first quarter of fiscal 2005:

	Total Stores at Beginning of First Quarter Fiscal 2005	Stores Opened	Stores Closed	Total Stores at End of First Quarter Fiscal 2005
Future Shop stores	108	1	—	109
Canadian Best Buy stores	19	—	—	19
Total	127	1	—	128

Note: During the first quarter of fiscal 2005, one Future Shop store was relocated. No other stores in the International segment were relocated, remodeled or expanded during the first quarter of fiscal 2005.

The following table reconciles International stores open at the beginning and end of the first quarter of fiscal 2004:

	Total Stores at Beginning of First Quarter Fiscal 2004	Stores Opened	Stores Closed	Total Stores at End of First Quarter Fiscal 2004
Future Shop stores	104	—	—	104
Canadian Best Buy stores	8	2	—	10
Total	112	2	—	114

Note: No stores in the International segment were relocated, remodeled or expanded during the first quarter of fiscal 2004.

The International segment incurred a first-quarter operating loss of $6 million in fiscal 2005, compared with a first-quarter operating loss of $9 million in fiscal 2004. The impact of revenue gains and a reduction in the SG&A rate were partially offset by a lower gross profit rate. The International segment generally incurs losses for the fiscal first quarter and derives a high proportion of its annual earnings in the fiscal fourth quarter.

International revenue increased 27% for the first quarter of fiscal 2005 to $495 million, compared with $388 million for the first quarter of fiscal 2004. Excluding the effect of changes in foreign currency exchange rates, International revenue would have increased 19% for the first quarter of fiscal 2005 compared with the same period of the prior fiscal year. The addition of five Future Shop stores and nine Canadian Best Buy stores in the past 12 months accounted for more than three-fifths of the revenue increase for the first quarter of fiscal 2005, excluding the effect of changes in foreign currency exchange rates. The remainder of the fiscal first-quarter revenue increase, excluding the effect of foreign currency exchange rates, was due to the 7.2% comparable store sales gain. Comparable store sales for the first quarter of fiscal 2005 were primarily driven by strength in sales of notebook computers, DVD movies and digital televisions. Revenue and comparable store sales for the fiscal first quarter also benefited from revenue gains at our International Web site.

The International gross profit rate declined 0.2% of revenue to 24.3% of revenue for the first quarter of fiscal 2005, down from 24.5% of revenue for the first quarter of fiscal 2004. A continued promotional environment contributed to the decrease in the gross profit rate for the first quarter of fiscal 2005. In reaction to the opening of Best Buy stores in Canada, our International segment competitors increased their promotional offerings, resulting in additional pressure on our gross profit rate.

The International SG&A rate declined to 25.6% of revenue for the first quarter of fiscal 2005, compared with 26.7% for the first quarter of fiscal 2004. The SG&A rate declined by 1.1% of revenue primarily due to the expense leverage resulting from the higher revenue base, coupled with initiatives to improve efficiency including reduced advertising and payroll expenses.

Discontinued Operations

The following table presents unaudited selected financial data for Discontinued Operations ($ in millions):

	Three Months Ended
	May 29, 2004	May 31, 2003
Revenue	$—	$300
Operating loss	—	(39)
Loss before income tax benefit	—	(39)
Income tax benefit	—	15
Loss before impairment charge	—	(24)
Impairment loss on disposal of discontinued operations, net of $3 tax(1)	—	(70)
Loss from discontinued operations, net of tax	$—	$(94)

(1)              During the first quarter of fiscal 2004, we recorded an estimated impairment loss (which was primarily non-cash) of $70 million, net of tax, related to the sale of Musicland.

See the “Overview” section of this MD&A for additional information regarding the sale of our interest in Musicland.

Consolidated

Net Interest Expense

Net interest expense was less than $1 million for the first quarter of fiscal 2005, compared with net interest expense of $2 million for the first quarter of fiscal 2004. The change in net interest expense was primarily due to higher average cash balances.

Effective Income Tax Rate

Our effective income tax rate decreased to 38.1% for the first quarter of fiscal 2005, down from 38.3% for the first quarter of fiscal 2004, mainly due to a lower effective state income tax rate in the current fiscal year.

Liquidity and Capital Resources

Summary

We ended the first quarter of fiscal 2005 with $2.1 billion of cash and cash equivalents, compared with $2.6 billion at the end of fiscal 2004 and $1.5 billion at the end of last year’s fiscal first quarter. Our current ratio, calculated as current assets divided by current liabilities, was 1.29 at the end of the first quarter of fiscal 2005, compared with 1.27 at the end of fiscal 2004 and 1.33 one year ago. Our debt-to-capitalization ratio was 20% at the end of the first quarter of fiscal 2005, even with the ratio at the end of fiscal 2004 and down from 23% at the end of the first quarter of fiscal 2004.

Cash Flows

Cash used in operating activities from continuing operations during the first quarter of fiscal 2005 totaled $390 million compared with $256 million for the same period last year. The change was primarily due to an increase in cash used by changes in operating assets and liabilities, partially offset by an increase in earnings from continuing operations. Earnings from continuing operations were $114 million for the first quarter of fiscal 2005, an increase from $69 million for the first quarter of fiscal 2004. The changes in operating assets and liabilities were substantially due to changes in merchandise inventories, other assets, accrued income taxes and other liabilities, partially offset by an increase in accounts payable. Merchandise inventories increased in fiscal 2005 primarily due to the addition of new stores and changes in product mix, including expanded assortments in digital televisions and personal computers. In addition, the increased inventory levels reflect our efforts to improve in-stock positions in product categories that have been driving our revenue growth. The increase in other assets is primarily due to an increase in workers’ compensation deposits, an increase in deposits with Canadian tax authorities and a reclassification of certain idled properties from net property and equipment. The decrease in accrued income taxes was primarily due to the timing of estimated income tax payments. Other liabilities decreased primarily as a result of the timing of payments. The increase in accounts payable was primarily due to the increase in inventory, the timing of vendor payments and higher business volume.

Cash used in investing activities from continuing operations for the first quarter of fiscal 2005 was $88 million, compared with $148 million for the first quarter of the prior fiscal year. The change was primarily due to reduced capital spending in the first quarter of fiscal 2005 as a result of completing construction of our new corporate campus in April 2003 and timing of payments.

Cash used in financing activities from continuing operations was $50 million for the first quarter of fiscal 2005, compared with cash provided by financing activities of $5 million for the first quarter of fiscal 2004. The change was primarily due to repurchases of our common stock and the payment of a quarterly cash dividend, partially offset by increased proceeds from the issuance of common stock in connection with our equity-based compensation programs, including the first shares purchased under our new employee stock purchase plan. During the first quarter of fiscal 2005, we repurchased $82 million of our common stock pursuant to the stock repurchase program authorized by our Board of Directors in fiscal 2000. In addition, during the first quarter of fiscal 2005 we paid a quarterly cash dividend of $0.10 per common share, or approximately $32 million in the aggregate.

Sources of Liquidity

Funds generated by operating activities and available cash and cash equivalents continue to be our most significant sources of liquidity. Based on current levels of operations, we believe funds generated from the expected results of operations and available cash and cash equivalents will be sufficient to finance anticipated expansion plans, strategic initiatives for fiscal 2005 and the redemption of our convertible debentures due in 2021 for $355 million. In addition, our revolving credit facilities are available for additional working capital needs and investment opportunities. There can be no assurance, however, that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under the revolving credit facilities. Our liquidity is not dependent on the use of off-balance sheet financing arrangements other than in connection with our operating leases.

There has been no significant change in our contractual obligations since the end of fiscal 2004.

We have a $200 million unsecured revolving credit facility scheduled to mature in March 2005. We also have inventory financing lines totaling $210 million that allow us to extend the due dates of merchandise inventories beyond normal payment terms. In March 2004, we entered into a $18 million unsecured revolving demand facility related to our International operations, of which $4 million is only available on a seasonal basis from August through January of each year. This facility replaced a $41 million unsecured credit facility which was cancelled on March 1, 2004.

Our credit ratings as of June 30, 2004, were as follows:

Rating Agency	Rating	Outlook
Fitch	BBB	Stable
Moody’s	Baa3	Stable
Standard & Poor’s(1)	BBB-	Positive

(1)              Standard & Poor’s Ratings Services revised its outlook to positive from stable on June 24, 2004. The outlook revision is based on our improving credit measures and continued positive comparable store sales trends. Standard & Poor’s Ratings Services also affirmed our BBB- corporate credit rating.

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

See our Annual Report on Form 10-K for the fiscal year ended February 28, 2004, for additional information regarding our sources of liquidity.

Debt and Capital

In June 2004, we redeemed all of our convertible debentures due 2021 for $355 million. Other than the repurchase of our convertible debentures, the amount of debt outstanding as of May 29, 2004, was essentially unchanged from the end of fiscal 2004. See our Annual Report on Form 10-K for the fiscal year ended February 28, 2004, for additional information regarding our debt and capital.

Significant Accounting Policies and Estimates

Our significant accounting policies are described in Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended February 28, 2004. A discussion of our critical accounting policies, and the related estimates, are included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended February 28, 2004. There were no significant changes in our accounting policies or estimates since our fiscal year ended February 28, 2004.

New Accounting Standards

Recently issued accounting standards are discussed in Note 10, New Accounting Standards, of the Notes to Consolidated Condensed Financial Statements in this Quarterly Report on Form 10-Q.

Outlook

The following section should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended February 28, 2004.

We continue to expect our fiscal 2005 annual operating performance to be in line with our original guidance outlined in our Annual Report on Form 10-K for the fiscal year ended February 28, 2004. We anticipate earnings from continuing operations for fiscal 2005 in the range of $2.80 to $2.93 per diluted share, an increase of 15% to 20% compared with earnings from continuing operations of $2.44 per diluted share for fiscal 2004. Our expectations are based on anticipated revenue growth of 11% to 13% for the fiscal year, driven by a comparable store sales gain of 4% to 6% and the opening of approximately 73 new stores; the conversion of additional stores to our customer centricity platform; and an improvement in our operating income rate of approximately 0.3% of revenue. Capital expenditures for fiscal 2005 are expected to be approximately $700 million, in line with our original guidance.

Looking forward to the second quarter, we are projecting earnings from continuing operations in the range of $0.47 to $0.52 per diluted share, compared with earnings from continuing operations of $0.42 per diluted share for the second quarter of fiscal 2004. The guidance for our fiscal 2005 second quarter is based on an anticipated comparable store sales increase of 5% to 7% and a modest improvement in the operating income rate compared with the second quarter of fiscal 2004. We expect our gross profit rate for the second quarter of fiscal 2005 to be flat compared with the same period of fiscal 2004, as a higher-margin product assortment will offset costs associated with Reward Zone. We are also anticipating a slight decline in our SG&A rate for the fiscal second quarter, despite continued investments in our customer centricity initiative.

In June 2004, we announced that our quarterly cash dividend of $0.10 per common share would be paid on July 28, 2004, to shareholders of record as of the close of business on July 7, 2004. Also in June 2004, we announced our intent to increase the quarterly cash dividend to $0.11 per common share. The change would be effective with the quarterly dividend, which, if authorized for payment, would be payable on October 27, 2004, to shareholders of record as of October 6, 2004.

As previously communicated, we intend to engage Accenture Ltd to assist us with improving our operational capabilities and reducing our costs in the Information Systems area.  Negotiations with Accenture are continuing.

As discussed in our Annual Report on Form 10-K for the fiscal year ended February 28, 2004, we do not recognize expense for stock option grants or our employee stock purchase plan. The Financial Accounting Standards Board (FASB) has proposed a new standard which would require expense recognition in our statement of earnings for stock option grants and certain employee stock purchase plans. As currently proposed by the FASB, the new standard would be effective for us beginning in our fiscal year 2006. We will adopt any new standard when the FASB completes its standard-setting process and the new standard is effective.

Safe Harbor Statement Under the Private Securities Litigation Reform Act

Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act), provide a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their companies. With the exception of historical information, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements and may be identified by the use of words such as “believe,” “expect,” “anticipate,” “plan,” “estimate,” “intend” and “potential.” Such statements reflect our current view with respect to future events and are subject to certain risks, uncertainties and assumptions. A variety of factors could cause our actual results to differ materially from the anticipated results expressed in such forward-looking statements, including, among other things, general economic conditions, acquisitions and development of new businesses, product availability, sales volumes, profit margins, weather, foreign currency fluctuation, availability of suitable real estate locations, our ability to react to a disaster recovery situation, and the impact of labor markets and new product introductions on our overall profitability. Readers should review our Current Report on Form 8-K filed with the Securities and Exchange Commission (the SEC) on March 18, 2004, that describes additional important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements made in this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our debt is not subject to material interest-rate volatility risk. The rates on a substantial portion of our debt may be reset, but may not be more than one percentage point higher than the current rate. If the rates on the debt were to be reset one percentage point higher, our annual interest expense would increase by approximately $4 million. We do not currently manage the risk through the use of derivative instruments.

We have market risk arising from changes in foreign currency exchange rates related to our operations in Canada. At this time, we do not manage the risk through the use of derivative instruments. A 10% adverse change in the foreign currency exchange rate would not have a significant impact on our results of operations or financial position.

ITEM 4. CONTROLS AND PROCEDURES

Our management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the period covered by this report.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We have been served with four purported class action lawsuits on behalf of persons who purchased our securities between January 9, 2002, and August 7, 2002. The lawsuits, instituted in U.S. District Court for the District of Minnesota on November 20, December 12, December 16 and December 23, 2003, name Best Buy Co., Inc., our Chairman and our Chief Executive Officer as defendants. The plaintiffs allege that the defendants violated Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder, by making material misrepresentations between January 9, 2002, and August 7, 2002, which resulted in artificially inflated prices of our common stock. The plaintiffs seek compensatory damages, costs and expenses. We believe the allegations are without merit and intend to defend these actions vigorously.

We also have been served with a shareholder derivative action venued in Hennepin County, State of Minnesota District Court. This case raises many factual matters similar to those raised in the federal securities law cases, described above. The state court action alleges violations of state law relative to fiduciary responsibilities, control and management of our company and unjust enrichment. The plaintiffs seek judgment in favor of Best Buy Co., Inc. against certain named officer and director defendants for damages, equitable relief and attorneys’ fees, costs and expenses. By agreement between the parties, and with Court approval, this case was put on inactive status. Based on our information and belief, the claims against the named officer and director defendants are without merit and will be vigorously defended.

We are involved in various other legal proceedings arising in the normal course of conducting business. The resolution of those proceedings is not expected to have a material impact on our results of operations or financial condition.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

In October 2003, we resumed purchasing shares of our common stock pursuant to a $400 million share repurchase program authorized by our Board of Directors in fiscal 2000. During the first quarter of fiscal 2005, we purchased and retired 1,564,800 shares at a cost of $82 million. As of May 29, 2004, we had purchased and retired 6.1 million shares at a cost of $282 million since the inception of the share repurchase program in fiscal 2000. In June 2004, our Board of Directors authorized a $500 million share repurchase program. The new program, which became effective on June 24, 2004, terminated and replaced the $400 million share repurchase program authorized by our Board of Directors in fiscal 2000. There is no expiration date governing the period over which we can make our share repurchases. We consider several factors in determining when to make share repurchases, including among other things, our cash needs and the market price of the stock. Cash provided by future operating activities, as well as available cash and cash equivalents, are the expected sources of funding for the share repurchase program.

The following table presents the total number of shares repurchased during the first quarter of fiscal 2005, the average price paid per share, the number of shares that were purchased as part of a publicly announced repurchase plan, and the approximate dollar value of shares that were available for repurchase as of May 29, 2004, pursuant to the $400 million share repurchase program:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
February 29, 2004, through April 3, 2004	—	$—	—	$200,000,000
April 4, 2004, through May 1, 2004	1,314,800	52.57	1,314,800	131,000,000
May 2, 2004, through May 29, 2004	250,000	51.34	250,000	118,000,000
Total Fiscal 2005 First Quarter	1,564,800	$52.38	1,564,800	$118,000,000

(1)     Pursuant to a $400 million share repurchase program announced on September 20, 1999. This program was terminated on June 23, 2004. On June 24, 2004, we announced that our Board of Directors had authorized a $500 million share repurchase program which terminated and replaced the $400 million program.

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

(1)          Transmission of notice of blackout period under Section 306(a) of the Sarbanes-Oxley Act of 2002 and Section 245.104 of the Securities and Exchange Commission’s Regulation BTR to members of the registrant’s Board of Directors and executive officers, filed on March 1, 2004.

(2)          Announcement of: (i) the registrant’s revenue for its fourth quarter and fiscal year ended February 28, 2004, and (ii) the registrant’s updated earnings outlook for the fourth fiscal quarter and fiscal year ended February 28, 2004, filed on March 5, 2004.

(3)          Amended safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, filed on March 18, 2004.

(4)          Announcement of the registrant’s results of operations for the fourth fiscal quarter and fiscal year ended February 28, 2004, filed on March 31, 2004.

(5)          Announcement of a quarterly cash dividend payable on May 12, 2004, filed on April 2, 2004.

(6)          Announcement of the appointment of Ronald James and Mary A. Tolan as Class 2 directors to the registrant’s Board of Directors, filed on May 10, 2004.

(7)          Resignation of Mark C. Thompson from the registrant’s Board of Directors, filed on May 14, 2004.

(8)          Disclosure of Director Mary A. Tolan’s ownership interest in Accenture Ltd, filed on May 25, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEST BUY CO., INC.
(Registrant)

Date: July 2, 2004	By:	/s/ Darren R. Jackson
Darren R. Jackson
Executive Vice President — Finance and Chief Financial Officer (principal financial and accounting officer)