Form 10-Q
period 2004-08-28
BEST BUY CO INC
filed 2004-10-04
CIK 764478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 28, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, $.10 Par Value — 324,397,000 shares outstanding as of August 28, 2004.

BEST BUY CO., INC.

FORM 10-Q FOR THE QUARTER ENDED AUGUST 28, 2004

INDEX

Part I —	Financial Information		3

	Item 1.	Consolidated Financial Statements:	3

	a)	Consolidated condensed balance sheets as of August 28, 2004; February 28, 2004; and August 30, 2003	3

	b)	Consolidated statements of earnings for the three and six months ended August 28, 2004, and August 30, 2003	5

	c)	Consolidated statement of changes in shareholders’ equity for the six months ended August 28, 2004	6

	d)	Consolidated statements of cash flows for the six months ended August 28, 2004, and August 30, 2003	7

	e)	Notes to consolidated condensed financial statements	8

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33

	Item 4.	Controls and Procedures	33

Part II —	Other Information		34

	Item 1.	Legal Proceedings	34

	Item 2.	Changes in Securities and Use of Proceeds	34

	Item 4.	Submission of Matters to a Vote of Security Holders	35

	Item 6.	Exhibits and Reports on Form 8-K	36

Signatures			37

PART I —     FINANCIAL INFORMATION

ITEM 1.          CONSOLIDATED FINANCIAL STATEMENTS

BEST BUY CO., INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

ASSETS

($ in millions, except per share amounts)

	August 28, 2004	February 28, 2004	August 30, 2003
	(Unaudited)		(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$1,962	$2,600	$1,734
Short-term investments	7	—	—
Receivables	328	343	302
Merchandise inventories	2,987	2,607	2,641
Other current assets	312	174	209
Total current assets	5,596	5,724	4,886

PROPERTY AND EQUIPMENT
Property and equipment	3,773	3,574	3,417
Less accumulated depreciation and amortization	1,522	1,330	1,188
Net property and equipment	2,251	2,244	2,229

GOODWILL, NET	485	477	459

INTANGIBLE ASSET	38	37	36

LONG-TERM INVESTMENTS	41	—	—

OTHER ASSETS	233	170	120

TOTAL ASSETS	$8,644	$8,652	$7,730

NOTE:  The consolidated balance sheet as of February 28, 2004, has been condensed from the audited financial statements.

See Notes to Consolidated Condensed Financial Statements.

BEST BUY CO., INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

($ in millions, except per share amounts)

	August 28, 2004	February 28, 2004	August 30, 2003
	(Unaudited)		(Unaudited)
CURRENT LIABILITIES
Accounts payable	$2,806	$2,535	$2,590
Unredeemed gift card liabilities	280	300	198
Accrued compensation and related expenses	192	269	173
Accrued liabilities	736	649	657
Accrued income taxes	283	380	43
Current portion of long-term debt	11	368	14
Total current liabilities	4,308	4,501	3,675

LONG-TERM LIABILITIES	257	247	281

LONG-TERM DEBT	478	482	840

SHAREHOLDERS’ EQUITY
Preferred stock, $1.00 par value: Authorized — 400,000 shares; Issued and outstanding — none	—	—	—
Common stock, $.10 par value: Authorized — 1 billion shares; Issued and outstanding — 324,397,000, 324,648,000 and 323,627,000 shares, respectively	32	32	32
Additional paid-in capital	802	836	828
Retained earnings	2,667	2,468	2,007
Accumulated other comprehensive income	100	86	67
Total shareholders’ equity	3,601	3,422	2,934

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$8,644	$8,652	$7,730

NOTE: The consolidated balance sheet as of February 28, 2004, has been condensed from the audited financial statements.

See Notes to Consolidated Condensed Financial Statements.

BEST BUY CO., INC.

CONSOLIDATED STATEMENTS OF EARNINGS

($ in millions, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	August 28, 2004	August 30, 2003	August 28, 2004	August 30, 2003
Revenue	$6,080	$5,396	$11,555	$10,064
Cost of goods sold	4,528	4,024	8,614	7,507
Gross profit	1,552	1,372	2,941	2,557
Selling, general and administrative expenses	1,310	1,143	2,515	2,214
Operating income	242	229	426	343
Net interest income (expense)	1	(3)	1	(5)

Earnings from continuing operations before income tax expense	243	226	427	338
Income tax expense	93	86	163	129

Earnings from continuing operations	150	140	264	209
Loss from discontinued operations, net of income tax benefit of $3 and $18, respectively	—	(5)	—	(29)
Gain (loss) on disposal of discontinued operations, net of income tax expense of $3 and $0, respectively	—	4	—	(66)

Net earnings	$150	$139	$264	$114

Basic earnings (loss) per share:
Continuing operations	$0.46	$0.43	$0.81	$0.65
Discontinued operations	—	(0.01)	—	(0.09)
Gain (loss) on disposal of discontinued operations	—	0.01	—	(0.20)
Basic earnings per share	$0.46	$0.43	$0.81	$0.35

Diluted earnings (loss) per share:
Continuing operations	$0.46	$0.42	$0.80	$0.64
Discontinued operations	—	(0.01)	—	(0.09)
Gain (loss) on disposal of discontinued operations	—	0.01	—	(0.20)
Diluted earnings per share	$0.46	$0.42	$0.80	$0.35

Dividends declared per common share	$0.10	$—	$0.20	$—

Basic weighted average common shares outstanding (in millions)	324.8	322.9	324.7	322.4

Diluted weighted average common shares outstanding (in millions)	329.3	327.8	329.8	326.5

See Notes to Consolidated Condensed Financial Statements.

BEST BUY CO., INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED AUGUST 28, 2004

($ and shares in millions)

(Unaudited)

	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balances at February 28, 2004	325	$32	$836	$2,468	$86	$3,422

Net earnings, six months ended August 28, 2004	—	—	—	264	—	264
Foreign currency translation adjustments	—	—	—	—	14	14
Total comprehensive income						278

Stock options exercised	2	—	80	—	—	80
Issuance of common stock under employee stock purchase plan	—	—	20	—	—	20
Tax benefit from stock options exercised	—	—	15	—	—	15
Vesting of restricted stock awards	—	—	1	—	—	1
Repurchase of common stock	(3)	—	(150)	—	—	(150)
Common stock dividends, $0.20 per share	—	—	—	(65)	—	(65)
Balances at August 28, 2004	324	$32	$802	$2,667	$100	$3,601

See Notes to Consolidated Condensed Financial Statements.

BEST BUY CO., INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)

(Unaudited)

	Six Months Ended
	August 28, 2004	August 30, 2003
OPERATING ACTIVITIES
Net earnings	$264	$114
Loss from discontinued operations, net of tax	—	29
Loss on disposal of discontinued operations, net of tax	—	66
Earnings from continuing operations	264	209
Adjustments to reconcile earnings from continuing operations to total cash provided by operating activities from continuing operations:
Depreciation	206	185
Asset impairment charges	15	5
Deferred income taxes	(14)	(9)
Other	10	6

Changes in operating assets and liabilities:
Receivables	15	12
Merchandise inventories	(392)	(549)
Other assets	(175)	(17)
Accounts payable	265	380
Other liabilities	(4)	74
Income taxes	(100)	(165)
Total cash provided by operating activities from continuing operations	90	131

INVESTING ACTIVITIES
Additions to property and equipment	(202)	(292)
Purchases of short-term and long-term investments	(48)	—
Other	(2)	6
Total cash used in investing activities from continuing operations	(252)	(286)

FINANCING ACTIVITIES
Long-term debt payments	(363)	(8)
Repurchase of common stock	(150)	—
Issuance of common stock	100	36
Dividends paid	(65)	—
Total cash (used in) provided by financing activities from continuing operations	(478)	28

EFFECT OF EXCHANGE RATE CHANGES ON CASH	2	—
NET CASH USED IN DISCONTINUED OPERATIONS	—	(53)

DECREASE IN CASH AND CASH EQUIVALENTS	(638)	(180)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,600	1,914

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,962	$1,734

NON-CASH TRANSACTION:

During the second quarter of fiscal 2004, we purchased $26 million of point-of-sale equipment which was financed pursuant to a capital lease.

See Notes to Consolidated Condensed Financial Statements.

BEST BUY CO., INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.                         Basis of Presentation:

In the opinion of management, the accompanying audited and unaudited consolidated condensed financial statements contain all adjustments necessary for a fair presentation. Adjustments were comprised of normal recurring adjustments, except as noted in the Notes to Consolidated Condensed Financial Statements. Due to the seasonal nature of our business, interim results are not necessarily indicative of results for the entire fiscal year.  Our revenue and earnings are typically greater during our fiscal fourth quarter, which includes the majority of the holiday selling season. These interim financial statements and the related notes should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended February 28, 2004. Certain prior-year amounts have been reclassified to conform to the current-year presentation. These reclassifications had no impact on previously reported net earnings, financial position or cash flows.

Cost of goods sold includes the total cost of products sold; costs of services provided; certain vendor allowances; customer shipping and handling charges; in-bound freight expenses; physical inventory losses; and handling and delivery costs associated with our online and direct-to-consumer businesses.

Selling, general and administrative expenses (SG&A) include payroll and benefit costs; occupancy costs; depreciation; advertising; vendor allowances that are a reimbursement of specific, incremental and identifiable costs to promote a vendor’s products; outside service fees; costs associated with operating our distribution network that primarily relate to moving merchandise from distribution centers to stores; and long-lived asset impairment charges. Vendor allowances included in SG&A were approximately $26 million and $8 million for the three months ended August 28, 2004, and August 30, 2003, respectively; and $55 million and $26 million for the six months ended August 28, 2004, and August 30, 2003, respectively.

2.                         Net Interest Income (Expense):

Net interest income (expense) was comprised of the following ($ in millions):

	Three Months Ended		Six Months Ended
	August 28, 2004	August 30, 2003	August 28, 2004	August 30, 2003
Interest expense	$(6)	$(8)	$(13)	$(16)
Capitalized interest	—	—	—	1
Interest income	7	5	14	10
Net interest income (expense)	$1	$(3)	$1	$(5)

3.                         Income Taxes:

Income taxes are provided on an interim basis based upon our estimate of the annual effective income tax rate. Our effective income tax rate decreased to 38.1% for the second quarter and first six months of fiscal 2005, down from 38.3% for the corresponding periods of fiscal 2004, primarily due to permanent benefits associated with our International segment operations and higher levels of tax-exempt interest in the current fiscal year.

4.                         Earnings Per Share:

The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings per share from continuing operations ($ and shares in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	August 28, 2004	August 30, 2003	August 28, 2004	August 30, 2003
Numerator:
Earnings from continuing operations	$150	$140	$264	$209

Denominator:
Weighted average common shares outstanding	324.8	322.9	324.7	322.4
Effect of potentially dilutive securities:
Employee stock options and other	4.5	4.9	5.1	4.1
Weighted average common shares outstanding, assuming dilution	329.3	327.8	329.8	326.5

Basic earnings per share – continuing operations	$0.46	$0.43	$0.81	$0.65
Diluted earnings per share – continuing operations	$0.46	$0.42	$0.80	$0.64

Potentially dilutive securities include stock options, unvested restricted stock awards, shares issuable under our employee stock purchase plan and convertible debentures – assuming certain criteria are met.

The computation of dilutive shares outstanding excluded options to purchase 9.4 million and 13.5 million shares of common stock for the three months ended August 28, 2004, and August 30, 2003, respectively; and 9.4 million and 13.7 million shares of common stock for the six months ended August 28, 2004, and August 30, 2003, respectively. These amounts were excluded because the options’ exercise prices were greater than the average market price of our common stock and, therefore, the effect would be antidilutive (i.e., higher earnings per share).  Diluted earnings per share also did not include 1.0 million and 1.1 million shares of unvested restricted stock and shares to be issued under our employee stock purchase plan for the three and six months ended August 28, 2004, respectively, in accordance with generally accepted accounting principles. Finally, the shares related to our convertible debentures were not included in our diluted earnings per share computation, as the criteria for conversion of the debentures were not met.

The Emerging Issues Task Force (EITF) is considering Issue No. 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings per Share.  The current proposal, which is not final, would require us to include in our diluted earnings per share computation the potentially dilutive shares issuable as if our convertible debentures were converted into shares of our common stock.  The proposal requires restatement of prior periods. If this proposal had been effective, diluted earnings per share from continuing operations would not have been significantly impacted for any of the periods presented herein. The criteria for conversion of the debentures is included in Note 4, Debt, of the Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for the fiscal year ended February 28, 2004.

5.                         Stock-Based Compensation:

We have stock-based compensation plans including fixed stock option plans, an employee stock purchase plan and a restricted stock plan.  We continue to apply Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for these plans. Accordingly, we have not recognized any compensation expense for stock option grants, as the exercise price equals the stock price on the date of grant. In addition, we have not recognized any compensation expense for our employee stock purchase plan as it is intended to be a plan that qualifies under Section 423 of the Internal Revenue Code of 1986, as amended. Finally, we have restricted stock which vests based on continued employment with the Company, or upon achievement of personal or Company performance goals. Restricted stock awards result in compensation expense as discussed in Note 5, Shareholders’ Equity, of the Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for the fiscal year ended February 28, 2004.

The following table illustrates the effect on net earnings and earnings per share as if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation ($ in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	August 28, 2004	August 30, 2003	August 28, 2004	August 30, 2003
Net earnings, as reported	$150	$139	$264	$114
Add: Stock-based employee compensation expense included in reported net earnings, net of tax (1)	1	—	3	—
Deduct: Stock-based compensation expense determined under fair value method for all awards, net of tax	(24)	(22)	(48)	(44)
Net earnings, pro forma	$127	$117	$219	$70

Earnings per share:
Basic – as reported	$0.46	$0.43	$0.81	$0.35
Basic – pro forma	$0.39	$0.36	$0.68	$0.22
Diluted – as reported	$0.46	$0.42	$0.80	$0.35
Diluted – pro forma	$0.39	$0.36	$0.67	$0.22

(1)  Amounts represent the after-tax compensation expense for restricted stock awards.

6.                         Comprehensive Income:

We compute comprehensive income as net earnings plus or minus certain other items that are recorded directly to shareholders’ equity. The only significant other item included in comprehensive income is foreign currency translation adjustments. Comprehensive income was $180 million and $130 million for the three months ended August 28, 2004, and August 30, 2003, respectively; and $278 million and $154 million for the six months ended August 28, 2004, and August 30, 2003, respectively.

7.                         Segments:

We operate two reportable segments: Domestic and International. The Domestic segment is comprised of the operations of U.S. Best Buy and Magnolia Audio Video. The International segment is comprised of Future Shop and Best Buy operations in Canada.

Revenue by reportable segment from continuing operations was as follows ($ in millions):

	Three Months Ended		Six Months Ended
	August 28, 2004	August 30, 2003	August 28, 2004	August 30, 2003
Domestic	$5,506	$4,910	$10,486	$9,190
International	574	486	1,069	874
Total revenue	$6,080	$5,396	$11,555	$10,064

Operating income from continuing operations by reportable segment and the reconciliation to earnings from continuing operations before income tax expense were as follows ($ in millions):

	Three Months Ended		Six Months Ended
	August 28, 2004	August 30, 2003	August 28, 2004	August 30, 2003
Domestic	$239	$230	$430	$353
International	3	(1)	(4)	(10)
Total operating income	242	229	426	343

Net interest income (expense)	1	(3)	1	(5)
Earnings from continuing operations before income tax expense	$243	$226	$427	$338

Assets by operating segment were as follows ($ in millions):

	August 28, 2004	February 28, 2004	August 30, 2003
Domestic	$7,258	$7,547	$6,671
International	1,386	1,105	1,059
Total assets	$8,644	$8,652	$7,730

Goodwill, net by operating segment was as follows ($ in millions):

	August 28, 2004	February 28, 2004	August 30, 2003
Domestic	$3	$3	$3
International	482	474	456
Goodwill, net	$485	$477	$459

Changes in the International segment’s goodwill balance since February 28, 2004, and August 30, 2003, were the result of fluctuations in foreign currency exchange rates.

The only intangible asset, other than goodwill, included in our balance sheet is an indefinite-lived tradename related to Future Shop, which is included in the International segment.

8.                         Investments:

Short-term and long-term investments were primarily comprised of municipal and United States government debt securities.  In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and based on our intentions regarding these instruments, we classify all investments in debt securities as held-to-maturity and account for these investments at amortized cost.

In accordance with our investment policy, we place our investments in debt securities with issuers who have high-quality credit and limit the amount of investment exposure to any one issuer. We seek to preserve principal and minimize exposure to interest-rate fluctuations by limiting default risk, market risk and reinvestment risk.

The following table presents the amortized principal amounts, related weighted average interest rates, maturities and major security types for our investments in debt securities ($ in millions):

	August 28, 2004
	Amortized Principal Amount	Weighted Average Interest Rate
Short-term investments (less than one year)	$7	2.37%
Long-term investments (one to three years)	41	2.49%
Total	$48

Municipal debt securities	$39
Debt securities issued by U.S. treasury and other U.S. government entities	9
Total	$48

The amortized principal amount of our investment in debt securities approximated fair value at August 28, 2004, and therefore, there were no significant unrealized holding gains or losses.

9.                         Restricted Assets:

Included in other current assets were $132 million, $18 million and $0 million in restricted cash balances as of August 28, 2004, February 28, 2004, and August 30, 2003, respectively. Such balances are pledged as collateral or restricted to use for general liability insurance, worker’s compensation insurance and/or warranty programs.

10.                   Commitments and Contingencies:

On August 18, 2004, we were served with a Consolidated Class Action Complaint that consolidates into one action, In Re Best Buy Company, Inc. Securities Litigation, the four pending purported class action lawsuits on behalf of persons who purchased our securities between January 9, 2002, and August 7, 2002. The consolidated lawsuit, pending before the U.S. District Court for the District of Minnesota, names Best Buy Co., Inc., and our Chairman, Chief Executive Officer, Chief Operating Officer and Chief Financial Officer as defendants. The plaintiffs allege that the defendants violated Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder, by making material misrepresentations between January 9, 2002, and August 7, 2002, which resulted in artificially inflated prices of our common stock. The plaintiffs seek compensatory damages, costs and expenses. We believe the allegations are without merit and intend to defend these actions vigorously.

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

We assumed a liability for certain extended service contracts when we acquired Future Shop. We established an accrued liability for the acquired extended service contracts based on historical trends in product failure rates and the expected material and labor costs necessary to provide the services. The remaining terms of these extended service contracts vary by product and extend through fiscal 2007. The estimated remaining liability for acquired extended service contracts at August 28, 2004, was $12 million.  Subsequent to the acquisition, all new extended service contracts have been sold on behalf of an unrelated third party, without recourse.

The following table reconciles the changes in our liability for our acquired extended service contracts for the six months ended August 28, 2004 ($ in millions):

Balance at February 28, 2004	$18
Service charges	(6)
Foreign currency exchange rate fluctuation	—
Balance at August 28, 2004	$12

11.                   Repurchase of Common Stock:

Our Board of Directors authorized a $500 million share repurchase program in June 2004. The new program, which became effective on June 24, 2004, terminated and replaced the $400 million share repurchase program authorized by our Board of Directors in fiscal 2000. There is no expiration date governing the period over which we can make our share repurchases under the $500 million share repurchase program. During the second quarter of fiscal 2005, we purchased and retired 1,406,433 shares at a cost of $68 million pursuant to the new $500 million share repurchase program.

During the first quarter of fiscal 2005, we purchased and retired 1,564,800 shares at a cost of $82 million pursuant to the $400 million share repurchase program.  We did not purchase any shares pursuant to the $400 million share repurchase program during the second quarter of fiscal 2005.  Under the $400 million share repurchase program, we had purchased and retired 6.1 million shares at a cost of $282 million through the termination date.

12.                   New Accounting Standards:

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation (FIN) No. 46, Consolidation of Variable Interest Entities, which requires the consolidation of and disclosures about variable interest entities (VIEs). VIEs are entities for which control is achieved through means other than voting rights. In December 2003, the FASB revised FIN No. 46 to incorporate all decisions, including those in previously issued FASB Staff Positions, into one Interpretation. The revised Interpretation superseded the original Interpretation. The requirements were effective for us at the end of the first quarter of fiscal 2005, however, FIN No. 46 did not have an impact on our consolidated financial statements.

13.      Condensed Consolidating Financial Information:

Our convertible debentures are guaranteed by certain of our wholly-owned subsidiaries. In June 2004, we redeemed our convertible debentures due in 2021 for $355 million. The aggregate principal balance and carrying amount of our convertible debentures, which mature in 2022, is $402 million.

Additional information regarding our convertible debentures is included in Note 4, Debt, of the Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for the fiscal year ended February 28, 2004.

We file a consolidated U.S. federal income tax return. Income taxes are allocated in accordance with our tax allocation agreement. U.S. affiliates receive no tax benefit for taxable losses, but are allocated taxes at the required effective tax rate if they have taxable income.

The following tables present condensed consolidating balance sheets as of August 28, 2004; February 28, 2004; and August 30, 2003; condensed consolidating statements of earnings for the three and six months ended August 28, 2004; and August 30, 2003; and condensed consolidating statements of cash flows for the six months ended August 28, 2004; and August 30, 2003:

Condensed Consolidating Balance Sheets
As of August 28, 2004
(Unaudited)
$ in millions

	Best Buy Co., Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$1,690	$37	$235	$—	$1,962
Short-term investments	7	—	—	—	7
Receivables	5	303	18	2	328
Merchandise inventories	—	2,811	408	(232)	2,987
Other current assets	16	98	197	1	312
Intercompany receivable	—	—	2,537	(2,537)	—
Intercompany note receivable	500	—	—	(500)	—
Total current assets	2,218	3,249	3,395	(3,266)	5,596

Net Property and Equipment	241	1,448	565	(3)	2,251

Goodwill, Net	—	3	482	—	485

Intangible Asset	—	—	38	—	38

Long-Term Investments	41	—	—	—	41

Other Assets	106	102	171	(146)	233

Investments in Subsidiaries	2,658	—	—	(2,658)	—

Total Assets	$5,264	$4,802	$4,651	$(6,073)	$8,644

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$—	$—	$2,806	$—	$2,806
Unredeemed gift card liabilities	—	271	9	—	280
Accrued compensation and related expenses	1	138	53	—	192
Accrued liabilities	10	476	250	—	736
Accrued income taxes	205	15	63	—	283
Current portion of long-term debt	1	9	1	—	11
Intercompany payable	596	1,944	—	(2,540)	—
Intercompany note payable	—	500	—	(500)	—
Total current liabilities	813	3,353	3,182	(3,040)	4,308

Long-Term Liabilities	211	167	25	(146)	257

Long-Term Debt	410	56	12	—	478

Shareholders’ Equity	3,830	1,226	1,432	(2,887)	3,601

Total Liabilities and Shareholders’ Equity	$5,264	$4,802	$4,651	$(6,073)	$8,644

Condensed Consolidating Balance Sheets
As of February 28, 2004

$ in millions

	Best Buy Co., Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$2,402	$33	$165	$—	$2,600
Receivables	5	318	19	1	343
Merchandise inventories	—	2,811	289	(493)	2,607
Other current assets	1	96	77	—	174
Intercompany receivable	—	—	2,548	(2,548)	—
Intercompany note receivable	500	—	—	(500)	—
Total current assets	2,908	3,258	3,098	(3,540)	5,724

Net Property and Equipment	244	1,437	566	(3)	2,244

Goodwill, Net	—	3	474	—	477

Intangible Asset	—	—	37	—	37

Other Assets	115	105	106	(156)	170

Investments in Subsidiaries	2,547	—	—	(2,547)	—

Total Assets	$5,814	$4,803	$4,281	$(6,246)	$8,652

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$—	$—	$2,535	$—	$2,535
Unredeemed gift card liabilities	—	300	—	—	300
Accrued compensation and related expenses	3	156	110	—	269
Accrued liabilities	10	438	201	—	649
Accrued income taxes	305	23	52	—	380
Current portion of long-term debt	354	13	1	—	368
Intercompany payable	597	1,955	—	(2,552)	—
Intercompany note payable	—	500	—	(500)	—
Total current liabilities	1,269	3,385	2,899	(3,052)	4,501

Long-Term Liabilities	222	160	21	(156)	247

Long-Term Debt	410	60	12	—	482

Shareholders’ Equity	3,913	1,198	1,349	(3,038)	3,422

Total Liabilities and Shareholders’ Equity	$5,814	$4,803	$4,281	$(6,246)	$8,652

Condensed Consolidating Balance Sheets
As of August 30, 2003
(Unaudited)
$ in millions

	Best Buy Co., Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$1,640	$21	$73	$—	$1,734
Receivables	2	266	34	—	302
Merchandise inventories	—	2,541	299	(199)	2,641
Income taxes receivable	—	5	—	(5)	—
Other current assets	59	54	96	—	209
Intercompany receivable	—	—	1,905	(1,905)	—
Intercompany note receivable	535	—	—	(535)	—
Total current assets	2,236	2,887	2,407	(2,644)	4,886

Net Property and Equipment	290	1,389	553	(3)	2,229

Goodwill, Net	—	3	456	—	459

Intangible Asset	—	—	36	—	36

Other Assets	28	82	58	(48)	120

Investments in Subsidiaries	1,705	—	—	(1,705)	—

Total Assets	$4,259	$4,361	$3,510	$(4,400)	$7,730

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$—	$—	$2,590	$—	$2,590
Unredeemed gift card liabilities	—	198	—	—	198
Accrued compensation and related expenses	1	119	53	—	173
Accrued liabilities	20	403	234	—	657
Accrued income taxes	—	—	48	(5)	43
Current portion of long-term debt	1	13	—	—	14
Intercompany payable	195	1,713	—	(1,908)	—
Intercompany note payable	—	500	35	(535)	—
Total current liabilities	217	2,946	2,960	(2,448)	3,675

Long-Term Liabilities	148	164	17	(48)	281

Long-Term Debt	761	68	11	—	840

Shareholders’ Equity	3,133	1,183	522	(1,904)	2,934

Total Liabilities and Shareholders’ Equity	$4,259	$4,361	$3,510	$(4,400)	$7,730

Condensed Consolidating Statements of Earnings
For the Three Months Ended August 28, 2004
(Unaudited)
$ in millions

	Best Buy Co., Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$4	$5,468	$5,908	$(5,300)	$6,080

Cost of goods sold	—	4,483	5,284	(5,239)	4,528

Gross profit	4	985	624	(61)	1,552

Selling, general and administrative expenses	12	949	388	(39)	1,310

Operating (loss) income	(8)	36	236	(22)	242

Net interest income (expense)	4	(3)	—	—	1

Equity in earnings of subsidiaries	201	—	—	(201)	—

Earnings from continuing operations before income tax expense	197	33	236	(223)	243

Income tax expense	25	19	49	—	93

Net earnings	$172	$14	$187	$(223)	$150

Condensed Consolidating Statements of Earnings
For the Six Months Ended August 28, 2004
(Unaudited)
$ in millions

	Best Buy Co., Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$8	$10,416	$10,098	$(8,967)	$11,555

Cost of goods sold	—	8,496	9,268	(9,150)	8,614

Gross profit	8	1,920	830	183	2,941

Selling, general and administrative expenses	19	1,847	727	(78)	2,515

Operating (loss) income	(11)	73	103	261	426

Net interest income (expense)	7	(7)	1	—	1

Equity in earnings of subsidiaries	87	—	—	(87)	—

Earnings from continuing operations before income tax expense	83	66	104	174	427

Income tax expense	80	39	44	—	163

Net earnings	$3	$27	$60	$174	$264

Condensed Consolidating Statements of Earnings
For the Three Months Ended August 30, 2003
(Unaudited)
$ in millions

	Best Buy Co., Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$4	$4,882	$5,511	$(5,001)	$5,396

Cost of goods sold	—	3,927	4,976	(4,879)	4,024

Gross profit	4	955	535	(122)	1,372

Selling, general and administrative expenses	8	917	288	(70)	1,143

Elimination of intercompany indebtedness	38	—	(38)	—	—

Operating income	34	38	209	(52)	229

Net interest (expense) income	—	(4)	1	—	(3)

Equity in earnings of subsidiaries	124	—	—	(124)	—

Earnings from continuing operations before income tax (benefit) expense	158	34	210	(176)	226

Income tax (benefit) expense	(33)	19	100	—	86

Earnings from continuing operations	191	15	110	(176)	140

Loss from discontinued operations, net of tax	—	—	(5)	—	(5)

Gain on disposal of discontinued operations, net of tax	—	—	4	—	4

Net earnings	$191	$15	$109	$(176)	$139

Condensed Consolidating Statements of Earnings
For the Six Months Ended August 30, 2003
(Unaudited)
$ in millions

	Best Buy Co., Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$8	$9,135	$9,682	$(8,761)	$10,064

Cost of goods sold	—	7,196	8,632	(8,321)	7,507

Gross profit	8	1,939	1,050	(440)	2,557

Selling, general and administrative expenses	14	1,869	574	(243)	2,214

Elimination of intercompany indebtedness	(198)	—	198	—	—

Operating (loss) income	(204)	70	674	(197)	343

Net interest income (expense)	2	(8)	1	—	(5)

Equity in earnings of subsidiaries	337	—	—	(337)	—

Earnings from continuing operations before income tax (benefit) expense	135	62	675	(534)	338

Income tax (benefit) expense	(187)	36	280	—	129

Earnings from continuing operations	322	26	395	(534)	209

Loss from discontinued operations, net of tax	—	—	(29)	—	(29)

Loss on disposal of discontinued operations, net of tax	(11)	—	(55)	—	(66)

Net earnings	$311	$26	$311	$(534)	$114

Condensed Consolidating Statements of Cash Flows
For the Six Months Ended August 28, 2004
(Unaudited)
$ in millions

	Best Buy Co., Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total cash (used in) provided by operating activities from continuing operations	$(193)	$155	$128	$—	$90

Investing activities
Additions to property and equipment	—	(132)	(70)	—	(202)
Purchases of short-term and long-term investments	(48)	—	—	—	(48)
Other	—	(2)	—	—	(2)
Total cash used in investing activities from continuing operations	(48)	(134)	(70)	—	(252)

Financing activities
Long-term debt payments	(355)	(7)	(1)	—	(363)
Repurchase of common stock	(150)	—	—	—	(150)
Issuance of common stock	100	—	—	—	100
Dividends paid	(65)	—	—	—	(65)
Change in intercompany receivable/payable	(1)	(10)	11	—	—
Total cash (used in) provided by financing activities from continuing operations	(471)	(17)	10	—	(478)

Effect of exchange rate changes on cash	—	—	2	—	2

(Decrease) increase in cash and cash equivalents	(712)	4	70	—	(638)
Cash and cash equivalents at beginning of period	2,402	33	165	—	2,600
Cash and cash equivalents at end of period	$1,690	$37	$235	$—	$1,962

Condensed Consolidating Statements of Cash Flows
For the Six Months Ended August 30, 2003
(Unaudited)
$ in millions

	Best Buy Co., Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total cash provided by (used in) operating activities from continuing operations	$7	$(302)	$623	$(197)	$131

Investing activities
Additions to property and equipment	(32)	(156)	(104)	—	(292)
Other	—	6	—	—	6
Total cash used in investing activities from continuing operations	(32)	(150)	(104)	—	(286)

Financing activities
Long-term debt payments	—	(8)	—	—	(8)
Issuance of common stock	36	—	—	—	36
Change in intercompany receivable/payable	(234)	444	(407)	197	—
Total cash (used in) provided by financing activities from continuing operations	(198)	436	(407)	197	28

Net cash used in discontinued operations	—	—	(53)	—	(53)

(Decrease) increase in cash and cash equivalents	(223)	(16)	59	—	(180)
Cash and cash equivalents at beginning of period	1,863	37	14	—	1,914
Cash and cash equivalents at end of period	$1,640	$21	$73	$—	$1,734

BEST BUY CO., INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide a reader of our financial statements with a narrative on our financial condition, results of operations, liquidity, critical accounting policies and the future impact of accounting standards that have been issued but are not yet effective. Our MD&A is presented in seven sections: Overview, Results of Operations, Liquidity and Capital Resources, Off-Balance-Sheet Arrangements and Contractual Obligations, Significant Accounting Policies and Estimates, New Accounting Standards and Outlook. We believe it is useful to read our MD&A in conjunction with our Annual Report on Form 10-K for the fiscal year ended February 28, 2004, and our reports on Forms 10-Q and 8-K and other publicly available information.

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

On June 16, 2003, we sold our interest in The Musicland Group, Inc. (Musicland) to an affiliate of Sun Capital Partners Inc. The affiliate of Sun Capital Partners Inc. assumed all of Musicland’s liabilities, including approximately $500 million in lease obligations, in exchange for all of the capital stock of Musicland, and paid no cash consideration. The transaction also resulted in the transfer of all of Musicland’s assets, other than a distribution center in Franklin, Indiana, and selected nonoperating assets. In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, Musicland’s financial results for the second quarter and first six months of fiscal 2004 were reported separately as discontinued operations.

Unless otherwise noted, the following discussion relates only to results from continuing operations.

Executive Summary

•                  Earnings from continuing operations were $150 million, or $0.46 per diluted share, an increase of 8% compared with $140 million, or $0.42 per diluted share, for the second quarter of fiscal 2004. The increase in earnings from continuing operations for the fiscal second quarter resulted from a combination of revenue gains and a modest improvement in our gross profit rate, partially offset by an increase in our selling, general and administrative expenses (SG&A) rate.

•                  Revenue increased 13% to $6.1 billion, compared with fiscal 2004 second-quarter revenue of $5.4 billion, driven by the addition of new stores in the past 12 months and a comparable store sales gain of 4.3%.

•                  Our gross profit rate increased by 0.1% of revenue to 25.5% of revenue, up from 25.4% of revenue for the second quarter of fiscal 2004. The modest gross profit rate improvement was primarily due to a more profitable revenue mix and a less promotional environment in our International segment, compared with the second quarter of the prior fiscal year. These factors were partially offset by increased promotional expenses in our Domestic segment, including rebates and costs associated with Reward Zone, our customer loyalty program.

•                  Our SG&A rate increased by 0.4% of revenue to 21.6% of revenue, up from 21.2% of revenue for the second quarter of fiscal 2004. The increase in our SG&A rate for the fiscal second quarter was primarily due to charges for the preliminary settlement of pending litigation, asset impairment expenses and transition costs associated with outsourcing our information technology function. The charges increased our SG&A rate by approximately 0.7% of revenue for the fiscal second quarter. In addition, expenses associated with our customer centricity initiative increased our SG&A rate by approximately 0.1% of revenue for the second quarter of fiscal 2005 compared with the same quarter of the prior fiscal year. These factors were partially offset by expense leverage resulting from the 13% revenue gain and the realization of cost savings from our efficient enterprise initiative.

•                  Net earnings were $150 million, or $0.46 per diluted share, compared with $139 million, or $0.42 per diluted share, for the second quarter of fiscal 2004. Net earnings for the second quarter of fiscal 2004 included a net loss from discontinued operations of $1 million, net of tax. The net loss from discontinued operations for the second quarter of fiscal 2004 was comprised of a $5 million operating loss, net of tax, and a $4 million gain on disposal, net of tax, resulting from adjustments related to the sale of Musicland. The results of discontinued operations for the second quarter of fiscal 2004 were included through the date of sale, June 16, 2003.

•                  During the second quarter of fiscal 2005, we repurchased 1.4 million shares of our common stock pursuant to a $500 million share repurchase program authorized by our Board of Directors in June 2004. We paid an average price of $48.38 per share, or $68 million in the aggregate.

•                  In June 2004, we redeemed all of our convertible debentures due in 2021 for $355 million.

•                  In July 2004, we entered into an agreement for a seven-year relationship with Accenture LLP (Accenture) for consulting as well as support and development services in the information technology area to further enable our anticipated transformation to a more efficient, customer-centric business model.

•                  In September 2004, we provided initial guidance for our fiscal 2005 third-quarter earnings from continuing operations of $0.41 to $0.47 per diluted share. We also reiterated our fiscal 2005 full-year forecast for earnings from continuing operations of $2.80 to $2.93 per diluted share. Finally, we announced that our quarterly cash dividend of $0.11 per common share would be paid on October 27, 2004, to shareholders of record as of the close of business on October 6, 2004.

Results of Operations

Consolidated Performance Summary

The following table presents unaudited selected consolidated financial data ($ in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	August 28, 2004	August 30, 2003	August 28, 2004	August 30, 2003
Revenue	$6,080	$5,396	$11,555	$10,064
Revenue % change	13%	17%	15%	14%
Comparable store sales % change (1)	4.3%	6.7%	6.2%	4.1%
Gross profit as a % of revenue	25.5%	25.4%	25.4%	25.4%
SG&A as a % of revenue	21.6%	21.2%	21.8%	22.0%
Operating income	$242	$229	$426	$343
Operating income as a % of revenue	4.0%	4.2%	3.7%	3.4%
Earnings from continuing operations	$150	$140	$264	$209
Loss from discontinued operations, net of tax	—	(5)	—	(29)
Gain (loss) on disposal of discontinued operations, net of tax (2)	—	4	—	(66)
Net earnings	$150	$139	$264	$114
Diluted earnings per share – continuing operations	$0.46	$0.42	$0.80	$0.64
Diluted earnings per share	$0.46	$0.42	$0.80	$0.35

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

We refined our methodology for calculating our comparable store sales percentage change in the third quarter of fiscal 2004 to reflect the impact of non-point-of-sale revenue transactions. The comparable store sales percentage changes for the second quarter and first six months of fiscal 2004 have been computed using the refined methodology. The change did not impact previously reported revenue, earnings or cash flows.

(2)              During the first quarter of fiscal 2004, we recorded an estimated impairment loss (which was primarily non-cash) of $70 million, net of tax, related to the sale of Musicland. Adjustments of $4 million, net of tax, related to the sale were recorded in our fiscal 2004 second-quarter and reduced the after-tax loss on disposal of discontinued operations to $66 million for the first six months of fiscal 2004.

Earnings from continuing operations were $150 million, or $0.46 per diluted share, for the second quarter of fiscal 2005, an 8% increase from $140 million, or $0.42 per diluted share, for the second quarter of fiscal 2004. For the first six months of fiscal 2005, earnings from continuing operations were $264 million, or $0.80 per diluted share, compared with $209 million, or $0.64 per diluted share, for the same period one year ago. For the quarter, the increase in earnings from continuing operations reflects an increase in revenue, including a gain in comparable store sales of 4.3%, and a modest improvement in our gross profit rate. These factors were partially offset by a higher SG&A rate. For the six-month period, the increase in earnings from continuing operations was primarily due to revenue growth, including a comparable store sales gain of 6.2%, and a 0.2% of revenue decrease in our SG&A rate.

Revenue for the second quarter of fiscal 2005 increased 13% to $6.1 billion, compared with $5.4 billion for the second quarter of the prior fiscal year. For the first six months of fiscal 2005, revenue increased 15% to $11.6 billion, compared with $10.1 billion for the same period of fiscal 2004. The addition of new stores in the past 12 months accounted for nearly two-thirds of the revenue increase for the fiscal second quarter and nearly three-fifths of the revenue increase for the six-month period. The comparable store sales gain accounted for approximately one-third and two-fifths of the revenue increase for the fiscal second quarter and first six months, respectively. The remainder of the increase in revenue for the fiscal second quarter and first six months was primarily due to the impact of fluctuations in foreign currency exchange rates. The comparable store sales gain was driven by an improved economic environment, continued demand for digital products and an increase in revenue-generating promotions, including a full quarter of the Reward Zone program. We believe we gained market share during the second quarter of fiscal 2005. Products having the largest impact on our fiscal second quarter comparable store sales gain included digital televisions, notebook computers, digital cameras and accessories, MP3 players, CDs and major appliances. The increase in revenue from digital products reflects the continued consumer migration to, and increased affordability of, digital products.

Our gross profit rate increased by 0.1% of revenue to 25.5% of revenue for the second quarter of fiscal 2005, compared with 25.4% of revenue for the second quarter of the prior fiscal year. For the first six months of fiscal 2005, our gross profit rate was 25.4% of revenue, consistent with the gross profit rate for the same period of fiscal 2004. The modest improvement in our gross profit rate for the fiscal second quarter was primarily due to a more profitable revenue mix and a less promotional environment in our International segment, compared with the second quarter of the prior fiscal year. These factors were partially offset by increased promotional expenses in our Domestic segment, including rebates and costs associated with Reward Zone, our customer loyalty program. Reward Zone reduced the gross profit rate by approximately 0.8% of revenue for the fiscal second quarter, compared with a reduction of 0.4% of revenue for the same quarter last year. The 0.4% of revenue incremental reduction in the gross profit rate for the fiscal second quarter resulting from our Reward Zone program, compared with the same period last year, was due to the full quarter effect of the Reward Zone program that was launched on July 16, 2003, and increased customer participation in the program. For the first six months of fiscal 2005, our gross profit rate benefited from the same factors contributing to the modest improvement in our gross profit rate for the fiscal second quarter, offset by a more promotional environment in our International segment in the first quarter of the current fiscal year.

Our SG&A rate increased by 0.4% of revenue to 21.6% of revenue for the second quarter of fiscal 2005, compared with 21.2% of revenue for the second quarter of the prior fiscal year. For the first six months of fiscal 2005, our SG&A rate decreased by 0.2% of revenue to 21.8% of revenue, compared with 22.0% of revenue for the first six months of fiscal 2004. The increase in our SG&A rate for the fiscal second quarter was primarily due to charges for the preliminary settlement of pending litigation, asset impairment expenses and transition costs associated with outsourcing our information technology function. The charges increased our SG&A rate by approximately 0.7% of revenue for the fiscal second quarter. In addition, expenses associated with our customer centricity initiative increased our SG&A rate by approximately 0.1% of revenue for the second quarter of fiscal 2005 compared with the same quarter of the prior fiscal year. These factors were partially offset by expense leverage resulting from the 13% revenue gain and the realization of cost savings from our efficient enterprise initiative. The decrease in our SG&A rate for the first six months of fiscal 2005 was primarily due to expense leverage resulting from the 15% increase in revenue and the realization of cost savings from our efficient enterprise initiative, partially offset by the fiscal second-quarter charges and additional expenses associated with our customer centricity initiative.

Segment Performance Summary

Domestic

The following table presents unaudited selected financial data for the Domestic segment ($ in millions):

	Three Months Ended		Six Months Ended
	August 28, 2004	August 30, 2003	August 28, 2004	August 30, 2003
Revenue	$5,506	$4,910	$10,486	$9,190
Revenue % change	12%	15%	14%	12%
Comparable stores sales % change (1)	4.4%	6.9%	6.3%	4.3%
Gross profit as a % of revenue	25.6%	25.6%	25.5%	25.5%
SG&A as a % of revenue	21.2%	20.9%	21.4%	21.7%
Operating income	$239	$230	$430	$353
Operating income as a % of revenue	4.3%	4.7%	4.1%	3.8%

(1)              Comprised of revenue at stores and Web sites operating for at least 14 full months, as well as remodeled and expanded locations. Relocated stores are excluded from the comparable store sales calculation until at least 14 full months after reopening.

We refined our methodology for calculating our comparable store sales percentage change in the third quarter of fiscal 2004 to reflect the impact of non-point-of-sale revenue transactions. The comparable store sales percentage changes for the second quarter and first six months of fiscal 2004 have been computed using the refined methodology. The change did not impact previously reported revenue, earnings or cash flows.

The following table presents Domestic comparable store sales percentage changes for the second quarter and first six months of the past two fiscal years:

	Three Months Ended		Six Months Ended
	August 28, 2004	August 30, 2003(1)	August 28, 2004	August 30, 2003(1)
U.S. Best Buy stores	4.4%	7.0%	6.3%	4.3%
Magnolia Audio Video stores	6.8%	(5.2)%	5.0%	(2.9)%
Total	4.4%	6.9%	6.3%	4.3%

(1)              We refined our methodology for calculating our comparable store sales percentage change in the third quarter of fiscal 2004 to reflect the impact of non-point-of-sale revenue transactions. The comparable store sales percentage changes for the second quarter and first six months of fiscal 2004 have been computed using the refined methodology. The change did not impact previously reported revenue, earnings or cash flows.

The following table reconciles Domestic stores open at the beginning and end of the second quarter of fiscal 2005:

	Total Stores at Beginning of Second Quarter Fiscal 2005	Stores Opened	Stores Closed	Total Stores at End of Second Quarter Fiscal 2005
U.S. Best Buy stores	619	9	—	628
Magnolia Audio Video stores	22	—	—	22
Total	641	9	—	650

Note: During the second quarter of fiscal 2005, we relocated one U.S. Best Buy store and remodeled two U.S. Best Buy stores to accommodate Magnolia Home Theater departments. No other U.S. Best Buy stores or Magnolia Audio Video stores were relocated, remodeled or expanded during the second quarter of fiscal 2005.

The following table reconciles Domestic stores open at the beginning and end of the second quarter of fiscal 2004:

	Total Stores at Beginning of Second Quarter Fiscal 2004	Stores Opened	Stores Closed	Total Stores at End of Second Quarter Fiscal 2004
U.S. Best Buy stores	552	14	—	566
Magnolia Audio Video stores	19	1	—	20
Total	571	15	—	586

Note: During the second quarter of fiscal 2004, one U.S. Best Buy store was relocated and one store was remodeled or expanded. No Magnolia Audio Video stores were relocated, remodeled or expanded during the second quarter of fiscal 2004.

For the second quarter of fiscal 2005, Domestic operating income was $239 million, or 4.3% of revenue, compared with $230 million, or 4.7% of revenue, for the second quarter of the prior fiscal year. For the first six months of fiscal 2005, Domestic operating income increased to $430 million, or 4.1% of revenue, compared with $353 million, or 3.8% of revenue, for the same period of fiscal 2004. The decrease in our Domestic segment’s operating income rate for the fiscal second quarter reflects an increase in the SG&A rate of 0.3% of revenue compared with the second quarter of the prior fiscal year, partially offset by revenue gains, including a 4.4% comparable store sales increase. The improvement in the operating income rate for the first six months of fiscal 2005 was primarily due to a combination of revenue gains, including an increase in comparable store sales of 6.3%, and a decrease in the SG&A rate of 0.3% of revenue compared with the first six months of fiscal 2004.

Domestic revenue increased 12% to $5.5 billion for the second quarter of fiscal 2005, compared with $4.9 billion for the second quarter of fiscal 2004. For the first six months of fiscal 2005, Domestic revenue increased 14% to $10.5 billion, compared with $9.2 billion for the same period of the prior fiscal year. The revenue increase for both the fiscal second quarter and six-month period was driven by the addition of new stores in the past 12 months and the comparable store sales gains. The fiscal second-quarter comparable store sales gain was driven by an improved economic environment, continued demand for digital products and an increase in revenue-generating promotions, including a full quarter of the Reward Zone program. We believe we gained market share during the second quarter of fiscal 2005. A high-single-digit comparable store sales gain in the consumer electronics category was fueled by increased sales of digital televisions, as well as digital cameras and accessories, reflecting continued consumer preference for, and increased affordability of, digital products. The home-office products category posted a comparable store sales gain in the mid-single digits for the fiscal second quarter, primarily driven by sales of notebook computers, MP3 players and cellular telephones. The entertainment software category recorded a low-single-digit comparable store sales gain, primarily driven by increased revenue from CDs and computer software, partially offset by reduced revenue from DVD movies and video gaming. Comparable store sales for the appliances category were nearly flat for the fiscal second quarter. A high-single-digit comparable store sales gain in major appliances was offset by a strong double-digit comparable store sales decline in air conditioning, as a result of a cooler than normal summer.

The Domestic gross profit rate for the second quarter of fiscal 2005 was 25.6% of revenue, consistent with the gross profit rate for the same period of fiscal 2004. For the first six months of fiscal 2005, the Domestic gross profit rate was 25.5% of revenue, even with the gross profit rate for the first six months of the prior fiscal year. The Domestic segment’s gross profit rate for both the second quarter and first six months of fiscal 2005 benefited from a more profitable revenue mix offset by increased promotional activity, including higher rebates and increased costs associated with Reward Zone, which was launched in July 2003. The expense associated with points earned by Reward Zone members reduced the fiscal second quarter gross profit rate by 0.9% of revenue, compared with 0.4% of revenue for the second quarter of fiscal 2004.

At the end of the second quarter of fiscal 2005, we had more than four million Reward Zone members. We continue to believe in the merits of Reward Zone as a vehicle for building customer loyalty. Further, we believe the insights gained from this program are important as we continue to pursue our customer centricity initiative. Beginning in October 2004, Reward Zone members will need to spend $150 to earn a $5 gift certificate redeemable on future purchases. Previously, Reward Zone members earned a $5 gift certificate after spending $125.

The Domestic SG&A rate increased by 0.3% of revenue to 21.2% of revenue for the second quarter of fiscal 2005, compared with 20.9% of revenue for the same period last fiscal year. For the first six months of fiscal 2005, the SG&A rate declined by 0.3% of revenue to 21.4% of revenue, compared with 21.7% of revenue for the same period one year ago. The increase in the Domestic segment’s SG&A rate for the fiscal second quarter was primarily due to the charges for the preliminary settlement of pending litigation, asset impairment expenses and transition costs associated with outsourcing our information technology function, as well as expenses associated with our customer centricity initiative. These factors were partially offset by expense leverage from the 12% revenue gain and the realization of cost savings from our efficient enterprise initiative. The decrease in the Domestic segment’s SG&A rate for the first six months of fiscal 2005 was primarily due to expense leverage from the 14% increase in revenue and the realization of cost savings from our efficient enterprise initiative, partially offset by the fiscal second-quarter charges and additional expenses associated with our customer centricity initiative.

For the fiscal second quarter, our customer centricity lab stores collectively had a comparable store sales gain more than double the comparable store sales gain of other U.S. Best Buy stores. In addition, the gross profit rate of our customer centricity lab stores, collectively, was approximately 0.5% of revenue higher than that of other U.S. Best Buy stores. However, for the fiscal second quarter, the SG&A rate for the lab stores was approximately 1.1% of revenue higher than that of other U.S. Best Buy stores. The difference in the SG&A rate between the lab stores and other U.S. Best Buy stores was primarily due to increased labor, advertising, distribution, and customer research and analysis expenses. For the first quarter of fiscal 2005, the SG&A rate of our customer centricity lab stores, collectively, was approximately 2.2% of revenue higher than that of other U.S. Best Buy stores. While we were pleased with the improvement we made during the fiscal second quarter in reducing the SG&A rate of our customer centricity lab stores, we believe we still have room for improvement. The expense control lessons learned in our lab stores will be applied to the other U.S. Best Buy stores as we expand the customer centricity initiative and convert additional stores to the customer centricity platform. Accordingly, the SG&A rate for the lab stores is not indicative of the SG&A rate we expect to incur at other U.S. Best Buy stores that will be converted to the customer centricity platform. In fact, we expect the SG&A rate of the stores to be converted during our fiscal third quarter to be only 0.5% to 0.6% of revenue higher than that of other U.S. Best Buy stores.

We continue to believe that our customer centricity initiative will further differentiate us from our competitors. Based on our assessment of the lab stores’ results to-date, we anticipate converting approximately 70 additional existing U.S. Best Buy stores primarily in California to our customer centricity platform during the third quarter of fiscal 2005. The experience of converting these additional stores will be helpful to us as we develop our plans for converting the remaining U.S. Best Buy stores. We believe that the successful rollout of our customer centricity initiative in conjunction with our other strategic initiatives could afford us several more years of double-digit earnings growth without expanding outside of North America.

International

The following table presents unaudited selected financial data for the International segment ($ in millions):

	Three Months Ended		Six Months Ended
	August 28, 2004	August 30, 2003	August 28, 2004	August 30, 2003
Revenue	$574	$486	$1,069	$874
Revenue % change	18%	44%	22%	36%
Comparable stores sales % change (1)	3.0%	4.6%	5.0%	2.4%
Gross profit as a % of revenue	25.1%	24.1%	24.7%	24.3%
SG&A as a % of revenue	24.6%	24.4%	25.1%	25.5%
Operating income (loss)	$3	$(1)	$(4)	$(10)
Operating income (loss) as a % of revenue	0.5%	(0.3)%	(0.3)%	(1.1)%

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

We refined our methodology for calculating our comparable store sales percentage change in the third quarter of fiscal 2004 to reflect the impact of non-point-of-sale revenue transactions. The comparable store sales percentage changes for the second quarter and first six months of fiscal 2004 have been computed using the refined methodology. The change did not impact previously reported revenue, earnings or cash flows.

The following table reconciles International stores open at the beginning and end of the second quarter of fiscal 2005:

	Total Stores at Beginning of Second Quarter Fiscal 2005	Stores Opened	Stores Closed	Total Stores at End of Second Quarter Fiscal 2005
Future Shop stores	109	—	—	109
Canadian Best Buy stores	19	3	—	22
Total	128	3	—	131

Note: During the second quarter of fiscal 2005, three Future Shop stores were relocated. No other stores in the International segment were relocated, remodeled or expanded during the second quarter of fiscal 2005.

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

The International segment reported second-quarter operating income of $3 million in fiscal 2005, compared with a second-quarter operating loss of $1 million in fiscal 2004. For the first six months of fiscal 2005, the International segment had an operating loss of $4 million, compared with an operating loss of $10 million for the same period of fiscal 2004. The improved operating results for the fiscal second quarter were due to the impact of revenue gains and an increase in the gross profit rate, which were partially offset by a higher SG&A rate. For the six-month period, operating results benefited from the impact of revenue gains, an increase in the gross profit rate and a decrease in the SG&A rate. The International segment generally derives a high proportion of its annual earnings in the fiscal fourth quarter, which encompasses the majority of the holiday selling season. In fact, the second quarter of fiscal 2005 was the first time that the International segment generated operating income in a quarter other than the fiscal fourth quarter.

International segment revenue increased 18% for the second quarter of fiscal 2005 to $574 million, compared with $486 million for the second quarter of fiscal 2004. For the first six months of fiscal 2005, International segment revenue increased 22% to $1.1 billion, compared with $874 million for the same period of the prior fiscal year. Excluding the impact of fluctuations in foreign currency exchange rates, International segment revenue would have increased 14% for the second quarter of fiscal 2005 compared with the same period of the prior fiscal year. The addition of new stores in the past 12 months and store relocations accounted for approximately four-fifths of the revenue increase for the fiscal second quarter, excluding the impact of fluctuations in foreign currency exchange rates. The remainder of the fiscal second-quarter revenue increase was due to the 3.0% comparable store sales gain. For the fiscal second quarter, the International segment reported comparable store sales gains in the consumer electronics, home-office products and entertainment software product categories. These comparable store sales increases were partially offset by a comparable store sales decline in the appliances category. For the six-month period, new store openings and relocations accounted for approximately seven-tenths of the revenue increase, excluding the impact of fluctuations in foreign currency exchange rates. The remainder of the revenue increase for the first six months, excluding the impact of fluctuations in foreign currency exchange rates, was due to the 5.0% comparable store sales gain.

The International segment’s gross profit rate increased by 1.0% of revenue to 25.1% of revenue for the second quarter of fiscal 2005, up from 24.1% of revenue for the second quarter of fiscal 2004. For the six-month period, the International gross profit rate was 24.7% of revenue, an increase of 0.4% of revenue compared with 24.3% of revenue for the same period of the prior fiscal year.  For both the quarter and the six-month period, the increase in the International gross profit rate was primarily due to a more profitable revenue mix, reduced promotional activity and increased vendor allowances.

The International SG&A rate increased by 0.2% of revenue to 24.6% of revenue for the second quarter of fiscal 2005, compared with 24.4% of revenue for the second quarter of fiscal 2004. For the first six months of fiscal 2005, the International SG&A rate was 25.1% of revenue, a decrease from 25.5% of revenue for the same period of fiscal 2004. For the fiscal second quarter, the increase in the International segment’s SG&A rate was primarily due to a loss on the sale of long-lived assets and expenses associated with a store relocation. These factors were partially offset by expense leverage, including a reduction in advertising expenses as a percent of revenue.  For the six-month period, the SG&A rate decreased by 0.4% of revenue as a result of expense leverage from revenue gains and the realization of cost savings from efficiency initiatives.

Discontinued Operations

The following table presents unaudited selected financial data for Discontinued Operations ($ in millions):

	Three Months Ended		Six Months Ended
	August 28, 2004	August 30, 2003	August 28, 2004	August 30, 2003
Revenue	$—	$54	$—	$354
Operating loss	—	(7)	—	(46)
Interest expense	—	—	—	—
Loss before income tax benefit	—	(7)	—	(46)
Income tax benefit	—	2	—	17
Loss before gain (loss) on disposal of discontinued operations	—	(5)	—	(29)
Gain (loss) on disposal of discontinued operations, net of tax (1)	—	4	—	(66)
Loss from discontinued operations, net of tax	$—	$(1)	$—	$(95)

(1)              During the first quarter of fiscal 2004, we recorded an estimated impairment loss (which was primarily non-cash) of $70 million, net of tax, related to the sale of Musicland. Adjustments of $4 million, net of tax, related to the sale were recorded in our fiscal 2004 second-quarter results and reduced the after-tax loss on disposal of discontinued operations to $66 million for the first six months of fiscal 2004.

See the “Overview” section of this MD&A for additional information regarding the sale of our interest in Musicland.

Consolidated

Net Interest Income (Expense)

Net interest income was $1 million for both the second quarter and the first six months of fiscal 2005, compared with net interest expense of $3 million and $5 million for the second quarter and first six months of fiscal 2004, respectively. The change was primarily the result of the redemption in June 2004 of our convertible debentures due in 2021 and higher yields on cash investments.

Effective Income Tax Rate

Our effective income tax rate decreased to 38.1% for the second quarter and first six months of fiscal 2005, down from 38.3% for the corresponding periods of fiscal 2004, primarily due to permanent benefits associated with our International segment operations and higher levels of tax-exempt interest in the current fiscal year.

Liquidity and Capital Resources

Summary

We ended the second quarter of fiscal 2005 with $2.0 billion of cash and cash equivalents, compared with $2.6 billion at the end of fiscal 2004 and $1.7 billion at the end of last year’s fiscal second quarter. Our current ratio, calculated as current assets divided by current liabilities, was 1.30 at the end of the second quarter of fiscal 2005, compared with 1.27 at the end of fiscal 2004 and 1.33 one year ago. Our debt-to-capitalization ratio was 12% at the end of the second quarter of fiscal 2005, compared with 20% at the end of fiscal 2004 and down from 23% at the end of the second quarter of fiscal 2004.

Our liquidity is affected by restricted cash balances that are pledged as collateral or restricted to use for general liability insurance, worker’s compensation insurance and/or warranty programs. Restricted cash balances, which are included in other current assets, were $132 million, $18 million and $0 million as of August 28, 2004, February 28, 2004, and August 30, 2003, respectively.

During the second quarter of fiscal 2005, we purchased $48 million of investments in debt securities with durations of up to three years. In accordance with our investment policy, we place our investments with issuers who have high-quality credit and limit the amount of investment exposure to any one issuer. We seek to preserve principal and minimize exposure to interest-rate fluctuations by limiting default risk, market risk and reinvestment risk. We consider highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. We carry these investments at cost, which approximates market value. Short-term investments, with maturities up to one year, and long-term investments, with maturities ranging from one to three years, are primarily comprised of United States government and municipal debt securities. We determine the appropriate classification of our investments in debt securities at the time of purchase and reevaluate such determinations at each quarterly balance-sheet date. In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and based on our intentions regarding these instruments, we classify all investments in debt securities as held-to-maturity and account for these investments at amortized cost. We classify debt securities as held-to-maturity when we have the positive intent and ability to hold the securities to maturity. We record held-to-maturity securities as either short-term or long-term on our balance sheet based on contractual maturity date. The fair value of substantially all securities is determined by quoted market prices. The estimated fair value of securities for which there are no quoted market prices is based on similar types of securities that are traded in the market.

Refer to Note 8, Investments, of the Notes to Consolidated Condensed Financial Statements in this Quarterly Report on Form 10-Q, for a summary of our investments as of August 28, 2004.

Cash Flows

Cash provided by operating activities from continuing operations for the first six months of fiscal 2005 totaled $90 million, compared with $131 million for the same period last year. The change was primarily due to an increase in cash used by changes in operating assets and liabilities, partially offset by an increase in earnings from continuing operations. Earnings from continuing operations were $264 million for the first six months of fiscal 2005, an increase from $209 million for the first six months of fiscal 2004. The changes in operating assets and liabilities were substantially due to changes in merchandise inventories, other assets and income taxes, partially offset by an increase in accounts payable. Merchandise inventories increased in fiscal 2005 primarily due to the addition of new stores and expanded assortments in key product categories, including digital televisions and personal computers. In addition, the increased inventory levels reflected our efforts to improve in-stock positions in product categories that have been driving our revenue growth. The increase in other assets was primarily due to an increase in worker’s compensation deposits, as well as an increase in deposits with Canadian tax authorities. The decrease in income taxes was primarily due to the timing of estimated income tax payments. The increase in accounts payable was primarily due to the increase in inventory, the timing of vendor payments and higher business volume.

Cash used in investing activities from continuing operations for the first six months of fiscal 2005 was $252 million, compared with $286 million for the first six months of the prior fiscal year. The change was primarily due to reduced capital spending in the first six months of fiscal 2005 as a result of completing construction of our new corporate campus in April 2003 and timing of payments. The decrease in capital spending was partially offset by purchases of temporary cash investments pursuant to our investment policy described above.

Cash used in financing activities from continuing operations was $478 million for the first six months of fiscal 2005, compared with cash provided by financing activities from continuing operations of $28 million for the first six months of fiscal 2004. The change was primarily the result of the redemption of our convertible debentures due in 2021 for $355 million, repurchases of our common stock and the payment of a quarterly cash dividend, partially offset by increased proceeds from the issuance of common stock in connection with our equity-based compensation programs, including the shares purchased under our new employee stock purchase plan. During the first six months of fiscal 2005, we repurchased $150 million of our common stock pursuant to the stock repurchase programs authorized by our Board of Directors in fiscal 2005 and fiscal 2000. In addition, during the first six months of fiscal 2005 we paid a quarterly cash dividend of $0.10 per common share, or $65 million in the aggregate.

Sources of Liquidity

Funds generated by operating activities and available cash and cash equivalents continue to be our most significant sources of liquidity. Based on current levels of operations, we believe funds generated from the expected results of operations and available cash and cash equivalents will be sufficient to finance anticipated expansion plans and strategic initiatives for fiscal 2005. In addition, our revolving credit facilities are available for additional working capital needs and investment opportunities. There can be no assurance, however, that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under the revolving credit facilities.

We have a $200 million unsecured revolving credit facility scheduled to mature in March 2005. We also have inventory financing lines totaling $210 million that allow us to extend the due dates of merchandise inventories beyond normal payment terms. We have a $19 million unsecured revolving demand facility related to our International segment operations, of which $4 million is only available on a seasonal basis from August through January of each year.

Our credit ratings as of August 28, 2004, were as follows:

Rating Agency	Rating	Outlook
Fitch	BBB	Stable
Moody’s	Baa3	Stable
Standard & Poor’s(1)	BBB-	Positive

(1)              Standard & Poor’s Ratings Services revised its outlook to positive from stable on June 24, 2004. The outlook revision is based on our improving credit measures and continued positive comparable store sales trends. Standard & Poor’s Ratings Services also affirmed our BBB- credit rating.

Factors that can affect our credit ratings include changes in our operating performance, the economic environment, conditions in the retail and consumer electronics industries, our financial position and changes in our business strategy. We do not currently foresee any reasonable circumstances under which our credit ratings would be significantly downgraded. If a downgrade were to occur, it could adversely impact, among other things, our future borrowing costs, access to capital markets, vendor financing terms and future new store occupancy costs. In addition, the conversion rights of the holders of our convertible debentures could be accelerated if our credit ratings were to be downgraded.

See our Annual Report on Form 10-K for the fiscal year ended February 28, 2004, for additional information regarding our sources of liquidity.

Debt and Capital

Other than the redemption in June 2004 of all of our convertible debentures due in 2021 for $355 million, the amount of debt outstanding as of August 28, 2004, was essentially unchanged from the end of fiscal 2004. See our Annual Report on Form 10-K for the fiscal year ended February 28, 2004, for additional information regarding our debt and capital.

Off-Balance-Sheet Arrangements and Contractual Obligations

Our liquidity is not dependent on the use of off-balance sheet financing arrangements other than in connection with our operating leases.

In June 2004, we redeemed our convertible debentures due in 2021 for $355 million. Other than the redemption of our convertible debentures due in 2021, there has been no material change in our contractual obligations out of the ordinary course of our business since the end of fiscal 2004.

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

New Accounting Standards

Recently issued and pending accounting standards are discussed in Note 12, New Accounting Standards, of the Notes to Consolidated Condensed Financial Statements in this Quarterly Report on Form 10-Q.

The Emerging Issues Task Force (EITF) is considering Issue No. 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings per Share. The current proposal, which is not final, would require us to include in our diluted earnings per share computation the potentially dilutive shares issuable as if our convertible debentures were converted into shares of our common stock. The proposal requires restatement of prior periods. If this proposal had been effective, diluted earnings per share from continuing operations would not have been significantly impacted for any of the periods presented herein. The criteria for conversion of the debentures is included in Note 4, Debt, of the Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for the fiscal year ended February 28, 2004.

Outlook

The following section should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended February 28, 2004.

We continue to expect our fiscal 2005 annual operating performance to be in line with our original guidance outlined in our Annual Report on Form 10-K for the fiscal year ended February 28, 2004. We anticipate earnings from continuing operations for fiscal 2005 in the range of $2.80 to $2.93 per diluted share, an increase of 15% to 20% compared with earnings from continuing operations of $2.44 per diluted share for fiscal 2004. Our guidance is based on anticipated revenue of approximately $27.5 billion for the fiscal year, driven by the expected opening of approximately 70 new stores and a comparable store sales gain of 4% to 6%, and an improvement in our operating income rate for the fiscal year of 0.2% to 0.3% of revenue, driven primarily by a lower SG&A rate. In addition, we now expect capital expenditures for fiscal 2005 to be in the range of $550 million to $600 million, down from our original guidance of $700 million.

Looking forward to the fiscal third quarter, we are projecting earnings from continuing operations in the range of $0.41 to $0.47 per diluted share, compared with earnings from continuing operations of $0.37 per diluted share for the third quarter of fiscal 2004. Our guidance for the third quarter of fiscal 2005 is based on an anticipated comparable store sales increase of 3% to 5%. In addition, during the fiscal third quarter, we expect to complete the conversion of approximately 70 additional existing U.S. Best Buy stores to our customer centricity platform and pay a regular quarterly cash dividend of $0.11 per common share.

As discussed in our Annual Report on Form 10-K for the fiscal year ended February 28, 2004, we have a goal of increasing our annual operating income rate to 7% of revenue by fiscal 2007, while continuing to deliver double-digit earnings growth. Our operating income rate for the trailing twelve months (through the end of the second quarter of fiscal 2005) is 5.3% of revenue, consistent with our operating income rate for fiscal 2004. In order to accomplish our “7 by ‘07” goal, we must increase the profitability of our International segment, improve our supply chain, realize the anticipated benefits from our efficient enterprise strategy and successfully roll out our customer centricity initiative. We believe that increasing our International segment’s annual operating income rate to 5% of revenue for fiscal 2007 would add up to 0.5% of revenue to our consolidated annual operating income rate. Further, we believe that supply chain improvements, such as more accurate demand forecasting and direct importing, as well as sourcing opportunities, primarily private labeled products, could also add up to 0.5% of revenue to our annual operating income rate for fiscal 2007. Next, we believe the strategic relationship we recently formed with Accenture, discussed in greater detail below, could increase our annual operating income rate by as much as 0.5% of revenue for fiscal 2007. Finally, we believe that our customer centricity initiative will generate significant comparable store sales gains, which will help us leverage our cost structure and could increase our annual operating income rate by approximately 0.5% of revenue for fiscal 2007. Our progress toward achieving the goal of an annual 7% operating income rate for fiscal 2007 will not be perfectly linear; however, we expect to make progress each fiscal year.

As discussed in our Annual Report on Form 10-K for the fiscal year ended February 28, 2004, we do not recognize expense for stock option grants or our employee stock purchase plan. The Financial Accounting Standards Board (FASB) has proposed a new standard which would require expense recognition in our statement of earnings for stock option grants and certain employee stock purchase plans. If adopted as currently proposed by the FASB, the new standard would be effective for us beginning in fiscal 2006.

Strategic Consulting and Outsourcing Agreement

During fiscal 2004, we completed a comprehensive evaluation of our information technology capabilities. We concluded that new, flexible systems that could support business innovation were needed for us to continue to compete effectively in the rapidly changing retail environment. We then began to evaluate strategic options for delivering information technology and other corporate support services.

After considering various options and conducting due diligence, we entered into discussions with Accenture to develop a relationship that would enhance our operational capabilities. In July 2004, we engaged Accenture to provide us with consulting services, as well as support and development services in the information technology area to further enable our anticipated transformation to a more efficient, customer-centric business model. We selected Accenture based on our historical track record of successful joint projects and our confidence in Accenture’s ability to help us deliver results.

Under our July 2004 seven-year agreement with Accenture, Accenture will manage and further develop the full scope of our information technology operations. As part of the agreement, we plan to optimize our supply chain management capabilities, enhance the vendor management of our customer call centers, expand the functionality of our Web sites and improve the reporting for our customer centricity initiative. We expect the agreement with Accenture will result in a new and easier-to-manage operating platform that will reduce our cost structure, including our total cost of ownership for information technology systems.

We anticipate that the enhanced operational capabilities resulting from the agreement with Accenture will enable us to improve our annual operating income rate by approximately 0.5% of revenue for fiscal 2007 and thus is an important part of our goal to achieve a 7% annual operating income rate for fiscal 2007.

Fiscal 2005 second-quarter results reflect a charge for transition costs associated with outsourcing our information technology operations under the agreement with Accenture. As described in our critical accounting policies, we evaluate long-lived assets, including our information technology assets, for impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable.

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

Changes in the overall level of interest rates affect interest income generated from our short-term and long-term investments in debt securities.  If overall interest rates were one percentage point lower than current rates, our annual interest income would decline by less than $1 million.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On August 18, 2004, we were served with a Consolidated Class Action Complaint that consolidates into one action, In Re Best Buy Company, Inc. Securities Litigation, the four pending purported class action lawsuits on behalf of persons who purchased our securities between January 9, 2002, and August 7, 2002. The consolidated lawsuit, pending before the U.S. District Court for the District of Minnesota, names Best Buy Co., Inc., and our Chairman, Chief Executive Officer, Chief Operating Officer and Chief Financial Officer as defendants. The plaintiffs allege that the defendants violated Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder, by making material misrepresentations between January 9, 2002, and August 7, 2002, which resulted in artificially inflated prices of our common stock. The plaintiffs seek compensatory damages, costs and expenses. We believe the allegations are without merit and intend to defend these actions vigorously.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Our Board of Directors authorized a $500 million share repurchase program in June 2004. The new program, which became effective on June 24, 2004, terminated and replaced a $400 million share repurchase program authorized by our Board of Directors in fiscal 2000. During the second quarter of fiscal 2005, we purchased and retired 1,406,433 shares at a cost of $68 million pursuant to the new $500 million share repurchase program. We did not purchase any shares pursuant to the $400 million share repurchase program during the second quarter of fiscal 2005.

There is no expiration date governing the period over which we can make our share repurchases pursuant to the $500 million share repurchase program. We consider several factors in determining when to make share repurchases, including among other things, our cash needs and the market price of the stock. Cash provided by future operating activities, as well as available cash and cash equivalents, are the expected sources of funding for the share repurchase program.

The following table presents the total number of shares purchased during the second quarter of fiscal 2005, the average price paid per share, the number of shares that were purchased as part of a publicly announced repurchase plan, and the approximate dollar value of shares that were available for purchase as of August 28, 2004:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
May 30, 2004, through July 3, 2004	—	$—	—	$500,000,000
July 4, 2004, through July 31, 2004	791,100	49.38	791,100	461,000,000
August 1, 2004, through August 28, 2004	615,333	47.10	615,333	432,000,000
Total Fiscal 2005 Second Quarter	1,406,433	$48.38	1,406,433	$432,000,000

(1)              Pursuant to a $500 million share repurchase program announced on June 24, 2004. The program replaced a $400 million share repurchase program announced on September 20, 1999, which was terminated on June 23, 2004. We did not purchase any shares pursuant to the $400 million share repurchase program during the second quarter of fiscal 2005.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Regular Meeting of the Shareholders was held on June 24, 2004.

a.                                       The individuals named below were elected as Class 1 directors, each to serve for a term of two years.  Shares voted were as follows:

Bradbury H. Anderson
Shares For	274,029,445
Shares Withheld	10,815,337

Kathy J. Higgins Victor
Shares For	278,570,589
Shares Withheld	6,274,193

Allen U. Lenzmeier
Shares For	272,573,688
Shares Withheld	12,271,094

Frank D. Trestman
Shares For	267,650,496
Shares Withheld	17,194,286

James C. Wetherbe, Ph.D.
Shares For	268,451,388
Shares Withheld	16,393,394

b.                                      The appointment of the individuals named below as Class 2 directors, each to serve until the 2005 Regular Meeting of the Shareholders, was ratified.  Shares voted were as follows:

Ronald James
Shares For	254,271,854
Shares Withheld	30,572,928

Matthew H. Paull
Shares For	254,053,959
Shares Withheld	30,790,823

Mary A. Tolan
Shares For	278,505,417
Shares Withheld	6,339,365

c.                                       The appointment of Ernst & Young LLP as our independent auditor for the fiscal year beginning February 29, 2004, was ratified.  There were 266,582,115 votes for, and 16,906,847 votes against, ratification.  There were 1,353,587 abstentions.

d.                                      Our 2004 Omnibus Stock and Incentive Plan was approved. There were 206,594,511 votes for, and 34,121,231 votes against, approval.  There were 1,837,451 abstentions.

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

(1)          Announcement of notice of intent to redeem on June 27, 2004, all of the registrant’s convertible debentures due in 2021 having an outstanding principal amount at maturity of $492 million, filed on June 3, 2004.

(2)          Announcement of the registrant’s revenue for its first fiscal quarter ended May 29, 2004, and an updated earnings outlook for the first fiscal quarter ended May 29, 2004, filed on June 4, 2004.

(3)          Announcement of the registrant’s results of operations for the first fiscal quarter ended May 29, 2004, filed on June 16, 2004.

(4)          Announcement of a quarterly cash dividend payable on July 28, 2004, filed on June 21, 2004.

(5)          Pursuant to Regulation FD, information was furnished with respect to the registrant’s entering into an agreement for a seven-year strategic relationship with Accenture Ltd for consulting and outsourcing services, filed on July 16, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEST BUY CO., INC.
(Registrant)

Date: October 1, 2004	By:	/s/ Darren R. Jackson
Darren R. Jackson
Executive Vice President — Finance and Chief Financial Officer (principal financial and accounting officer)