Form 10-Q
period 2004-11-27
BEST BUY CO INC
filed 2005-01-06
CIK 764478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 27, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, $.10 Par Value — 328,075,000 shares outstanding as of November 27, 2004.

BEST BUY CO., INC.

FORM 10-Q FOR THE QUARTER ENDED NOVEMBER 27, 2004

INDEX

Part I —	Financial Information		3

	Item 1.	Consolidated Financial Statements:	3

	a)	Consolidated condensed balance sheets as of November 27, 2004; February 28, 2004; and November 29, 2003	3

	b)	Consolidated statements of earnings for the three and nine months ended November 27, 2004, and November 29, 2003	5

	c)	Consolidated statement of changes in shareholders’ equity for the nine months ended November 27, 2004	6

	d)	Consolidated statements of cash flows for the nine months ended November 27, 2004, and November 29, 2003	7

	e)	Notes to consolidated condensed financial statements	8

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34

	Item 4.	Controls and Procedures	34

Part II —	Other Information		34

	Item 1.	Legal Proceedings	34

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35

	Item 6.	Exhibits	35

Signatures			36

PART I —                FINANCIAL INFORMATION

ITEM 1.                             CONSOLIDATED FINANCIAL STATEMENTS

BEST BUY CO., INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

ASSETS

($ in millions, except per share amounts)

	November 27, 2004	February 28, 2004	November 29, 2003
	(Unaudited)		(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$2,435	$2,600	$1,827
Short-term investments	78	—	—
Receivables	742	343	678
Merchandise inventories	4,826	2,607	4,428
Other current assets	251	174	211
Total current assets	8,332	5,724	7,144

PROPERTY AND EQUIPMENT
Property and equipment	3,910	3,574	3,520
Less accumulated depreciation and amortization	1,591	1,330	1,259
Net property and equipment	2,319	2,244	2,261

GOODWILL, NET	540	477	489

INTANGIBLE ASSET	42	37	38

LONG-TERM INVESTMENTS	141	—	—

OTHER ASSETS	248	170	151

TOTAL ASSETS	$11,622	$8,652	$10,083

NOTE:  The consolidated balance sheet as of February 28, 2004, has been condensed from the audited financial statements.

See Notes to Consolidated Condensed Financial Statements.

BEST BUY CO., INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

($ in millions, except per share amounts)

	November 27, 2004	February 28, 2004	November 29, 2003
	(Unaudited)		(Unaudited)
CURRENT LIABILITIES
Accounts payable	$5,150	$2,535	$4,501
Unredeemed gift card liabilities	316	300	233
Accrued compensation and related expenses	220	269	225
Accrued liabilities	856	649	785
Accrued income taxes	342	380	99
Dividends payable	—	—	97
Current portion of long-term debt	8	368	14
Total current liabilities	6,892	4,501	5,954

LONG-TERM LIABILITIES	292	247	276

LONG-TERM DEBT	478	482	836

SHAREHOLDERS’ EQUITY
Preferred stock, $1.00 par value: Authorized — 400,000 shares; Issued and outstanding — none	—	—	—
Common stock, $.10 par value: Authorized — 1 billion shares; Issued and outstanding — 328,075,000, 324,648,000 and 324,671,000 shares, respectively	33	32	32
Additional paid-in capital	945	836	849
Retained earnings	2,780	2,468	2,032
Accumulated other comprehensive income	202	86	104
Total shareholders’ equity	3,960	3,422	3,017

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$11,622	$8,652	$10,083

NOTE: The consolidated balance sheet as of February 28, 2004, has been condensed from the audited financial statements.

See Notes to Consolidated Condensed Financial Statements.

BEST BUY CO., INC.

CONSOLIDATED STATEMENTS OF EARNINGS

($ in millions, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	November 27, 2004	November 29, 2003	November 27, 2004	November 29, 2003
Revenue	$6,646	$6,032	$18,206	$16,099
Cost of goods sold	5,015	4,546	13,634	12,059
Gross profit	1,631	1,486	4,572	4,040
Selling, general and administrative expenses	1,398	1,284	3,913	3,495
Operating income	233	202	659	545
Net interest income (expense)	6	(4)	7	(9)

Earnings from continuing operations before income tax expense	239	198	666	536
Income tax expense	91	76	254	205

Earnings from continuing operations	148	122	412	331
Loss from discontinued operations, net of income tax benefit of $18	—	—	—	(29)
Loss on disposal of discontinued operations, net of $0 tax	—	—	—	(66)

Net earnings	$148	$122	$412	$236

Basic earnings (loss) per share:
Continuing operations	$0.45	$0.38	$1.27	$1.02
Discontinued operations	—	—	—	(0.09)
Loss on disposal of discontinued operations	—	—	—	(0.20)
Basic earnings per share	$0.45	$0.38	$1.27	$0.73

Diluted earnings (loss) per share:
Continuing operations	$0.45	$0.37	$1.24	$1.01
Discontinued operations	—	—	—	(0.09)
Loss on disposal of discontinued operations	—	—	—	(0.20)
Diluted earnings per share	$0.45	$0.37	$1.24	$0.72

Dividends declared per common share	$0.11	$0.30	$0.31	$0.30

Basic weighted average common shares outstanding (in millions)	326.0	324.2	325.2	323.0

Diluted weighted average common shares outstanding (in millions)	331.9	330.5	331.2	327.8

See Notes to Consolidated Condensed Financial Statements.

BEST BUY CO., INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED NOVEMBER 27, 2004

($ and shares in millions)

(Unaudited)

	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balances at February 28, 2004	325	$32	$836	$2,468	$86	$3,422

Net earnings, nine months ended November 27, 2004	—	—	—	412	—	412
Foreign currency translation adjustments	—	—	—	—	114	114
Other	—	—	—	—	2	2
Total comprehensive income						528

Stock options exercised	6	1	192	—	—	193
Issuance of common stock under employee stock purchase plan	—	—	36	—	—	36
Stock option and employee stock purchase plan income tax benefits	—	—	54	—	—	54
Vesting of restricted stock awards	—	—	1	—	—	1
Repurchase of common stock	(3)	—	(174)	—	—	(174)
Common stock dividends, $0.31 per share	—	—	—	(100)	—	(100)
Balances at November 27, 2004	328	$33	$945	$2,780	$202	$3,960

See Notes to Consolidated Condensed Financial Statements.

BEST BUY CO., INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)

(Unaudited)

	Nine Months Ended
	November 27, 2004	November 29, 2003
OPERATING ACTIVITIES
Net earnings	$412	$236
Loss from discontinued operations, net of tax	—	29
Loss on disposal of discontinued operations, net of tax	—	66
Earnings from continuing operations	412	331
Adjustments to reconcile earnings from continuing operations to total cash provided by operating activities from continuing operations:
Depreciation	312	283
Asset impairment charges	19	19
Deferred income taxes	(15)	(14)
Other	19	(1)

Changes in operating assets and liabilities:
Receivables	(396)	(362)
Merchandise inventories	(2,171)	(2,308)
Other assets	(110)	(20)
Accounts payable	2,550	2,263
Other liabilities	193	287
Income taxes	(9)	(91)
Total cash provided by operating activities from continuing operations	804	387

INVESTING ACTIVITIES
Additions to property and equipment	(352)	(449)
Purchases of short-term and long-term investments	(219)	—
Other	(9)	5
Total cash used in investing activities from continuing operations	(580)	(444)

FINANCING ACTIVITIES
Long-term debt payments	(365)	(13)
Issuance of common stock	229	94
Repurchase of common stock	(174)	(60)
Dividends paid	(100)	—
Total cash (used in) provided by financing activities from continuing operations	(410)	21

EFFECT OF EXCHANGE RATE CHANGES ON CASH	21	2
NET CASH USED IN DISCONTINUED OPERATIONS	—	(53)

DECREASE IN CASH AND CASH EQUIVALENTS	(165)	(87)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,600	1,914

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,435	$1,827

NON-CASH TRANSACTION:

During the second quarter of fiscal 2004, we purchased $26 million of point-of-sale equipment which was financed through a capital lease.

See Notes to Consolidated Condensed Financial Statements.

BEST BUY CO., INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.                         Basis of Presentation:

In the opinion of management, the accompanying financial statements contain all adjustments necessary for a fair presentation. All of our adjustments were comprised of normal recurring adjustments, except as noted in the Notes to Consolidated Condensed Financial Statements. Due to the seasonal nature of our business, interim results are not necessarily indicative of results for the entire fiscal year.  Our revenue and earnings are typically greater during our fiscal fourth quarter, which includes the majority of the holiday selling season. These interim financial statements and the related notes should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended February 28, 2004. We reclassified certain prior-year amounts to conform to the current-year presentation. These reclassifications had no effect on previously reported operating income, net earnings, financial position or cash flows.

Cost of goods sold includes the total cost of products sold; costs of services provided; certain vendor allowances; customer shipping and handling charges; in-bound freight expenses; physical inventory losses; and handling and delivery costs associated with our online and direct-to-consumer businesses.

Selling, general and administrative expenses (SG&A) include payroll and benefit costs; occupancy costs; depreciation; advertising; vendor allowances that are a reimbursement of specific, incremental and identifiable costs to promote a vendor’s products; outside service fees; costs associated with operating our distribution network that primarily relate to moving merchandise from distribution centers to stores; and long-lived asset impairment charges. Vendor allowances included in SG&A were approximately $56 million and $35 million for the three months ended November 27, 2004, and November 29, 2003, respectively; and $111 million and $61 million for the nine months ended November 27, 2004, and November 29, 2003, respectively.

2.                         Impairment of Long-Lived Assets:

We recorded pre-tax long-lived asset impairment charges of $4 million and $13 million for the three months ended November 27, 2004, and November 29, 2003, respectively; and $19 million for both the nine months ended November 27, 2004, and November 29, 2003. The long-lived asset impairment charges in fiscal 2005 and 2004 primarily related to technology assets that were taken out of service based on changes in our business.  The nine months ended November 27, 2004 also included an impairment charge associated with the disposal of corporate facilities which had been vacated.  The long-lived asset impairment charges were recorded in SG&A within our Domestic segment.

3.                         Net Interest Income (Expense):

Net interest income (expense) was comprised of the following ($ in millions):

	Three Months Ended		Nine Months Ended
	November 27, 2004	November 29, 2003	November 27, 2004	November 29, 2003
Interest expense	$(4)	$(8)	$(17)	$(24)
Capitalized interest	—	—	—	1
Interest income	10	4	24	14
Net interest income (expense)	$6	$(4)	$7	$(9)

4.                         Income Taxes:

Income taxes are provided on an interim basis based upon our estimate of the annual effective income tax rate. Our effective income tax rate decreased to 38.1% for the third quarter and first nine months of fiscal 2005, down from 38.3% for the corresponding periods of fiscal 2004, primarily due to permanent benefits associated with our International segment operations and higher levels of tax-exempt interest income in the current fiscal year.

5.                                       Earnings Per Share:

The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings per share from continuing operations ($ and shares in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	November 27, 2004	November 29, 2003	November 27, 2004	November 29, 2003
Numerator:
Earnings from continuing operations	$148	$122	$412	$331

Denominator:
Weighted average common shares outstanding	326.0	324.2	325.2	323.0
Effect of potentially dilutive securities: Employee stock options and other	5.9	6.3	6.0	4.8
Weighted average common shares outstanding, assuming dilution	331.9	330.5	331.2	327.8

Basic earnings per share – continuing operations	$0.45	$0.38	$1.27	$1.02
Diluted earnings per share – continuing operations	$0.45	$0.37	$1.24	$1.01

Potentially dilutive securities include stock options, unvested restricted stock awards, shares issuable under our employee stock purchase plan and convertible debentures – assuming certain criteria are met.

The computation of dilutive shares outstanding excluded options to purchase 2.9 million and 3.6 million shares of common stock for the three months ended November 27, 2004, and November 29, 2003, respectively; and 6.4 million and 16.3 million shares of common stock for the nine months ended November 27, 2004, and November 29, 2003, respectively. These amounts were excluded because the options’ exercise prices were greater than the average market price of our common stock for the periods presented and, therefore, the effect would be antidilutive (i.e., higher earnings per share).  Finally, the shares related to our convertible debentures were not included in our diluted earnings per share computation, as the criteria for conversion of the debentures were not met.  The shares related to our convertible debentures due in 2022 will be included in our diluted earnings per share calculation beginning with our fourth quarter of fiscal 2005 as described more fully in Note 14, New Accounting Standards, of the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q.

6.                         Stock-Based Compensation:

We have stock-based compensation plans including fixed stock option plans, an employee stock purchase plan and a restricted stock plan.  We continue to apply Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for these plans. Accordingly, we have not recognized any compensation expense for stock option grants, as the exercise price equals the stock price on the date of grant. In addition, we have not recognized any compensation expense for our employee stock purchase plan as it is intended to be a plan that qualifies under Section 423 of the Internal Revenue Code of 1986, as amended. Finally, we have employee restricted stock grants which vest based on continued employment with the company, or upon achievement of personal or company performance goals. Restricted stock awards result in compensation expense as discussed in Note 5, Shareholders’ Equity, of the Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for the fiscal year ended February 28, 2004.

The following table illustrates the effect on net earnings and earnings per share as if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation ($ in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	November 27, 2004	November 29, 2003	November 27, 2004	November 29, 2003
Net earnings, as reported	$148	$122	$412	$236
Add: Stock-based employee compensation expense included in reported net earnings, net of tax (1)	5	2	8	2
Deduct: Stock-based compensation expense determined under fair value method for all awards, net of tax	(28)	(27)	(76)	(71)
Net earnings, pro forma	$125	$97	$344	$167

Earnings per share:
Basic – as reported	$0.45	$0.38	$1.27	$0.73
Basic – pro forma	$0.39	$0.30	$1.06	$0.52
Diluted – as reported	$0.45	$0.37	$1.24	$0.72
Diluted – pro forma	$0.39	$0.30	$1.05	$0.52

(1)  Amounts represent the after-tax compensation expense for restricted stock awards.

7.                         Comprehensive Income:

We compute comprehensive income as net earnings plus or minus certain other items that are recorded directly to shareholders’ equity. The only significant other item included in comprehensive income is foreign currency translation adjustments. Comprehensive income was $250 million and $159 million for the three months ended November 27, 2004, and November 29, 2003, respectively; and $528 million and $313 million for the nine months ended November 27, 2004, and November 29, 2003, respectively.

8.                         Segments:

We operate two reportable segments: Domestic and International. The Domestic segment is comprised of the operations of U.S. Best Buy and Magnolia Audio Video. The International segment is comprised of Future Shop and Best Buy operations in Canada.

Revenue from continuing operations by reportable segment was as follows ($ in millions):

	Three Months Ended		Nine Months Ended
	November 27, 2004	November 29, 2003	November 27, 2004	November 29, 2003
Domestic	$5,918	$5,430	$16,404	$14,619
International	728	602	1,802	1,480
Total revenue	$6,646	$6,032	$18,206	$16,099

Operating income from continuing operations by reportable segment and the reconciliation to earnings from continuing operations before income tax expense were as follows ($ in millions):

	Three Months Ended		Nine Months Ended
	November 27, 2004	November 29, 2003	November 27, 2004	November 29, 2003
Domestic	$228	$202	$658	$555
International	5	—	1	(10)
Total operating income from continuing operations	233	202	659	545

Net interest income (expense)	6	(4)	7	(9)
Earnings from continuing operations before income tax expense	$239	$198	$666	$536

Assets by reportable operating segment were as follows ($ in millions):

	November 27, 2004	February 28, 2004	November 29, 2003
Domestic	$9,767	$7,547	$8,766
International	1,855	1,105	1,317
Total assets	$11,622	$8,652	$10,083

Goodwill, net by reportable operating segment was as follows ($ in millions):

	November 27, 2004	February 28, 2004	November 29, 2003
Domestic	$3	$3	$3
International	537	474	486
Goodwill, net	$540	$477	$489

Changes in the International segment’s goodwill balance since February 28, 2004, and November 29, 2003, were the result of fluctuations in foreign currency exchange rates.

The only intangible asset, other than goodwill, included in our balance sheet is an indefinite-lived tradename related to Future Shop, which is included in the International segment.

9.                         Investments:

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

The following table presents the amortized principal amounts, related weighted average taxable equivalent interest rates, maturities and major security types for our investments in debt securities ($ in millions):

	November 27, 2004
	Amortized Principal Amount	Weighted Average Taxable Equivalent Interest Rate
Short-term investments (less than one year)	$78	2.80%
Long-term investments (one to three years)	141	3.18%
Total	$219

Municipal debt securities	$212
Debt securities issued by U.S. Treasury and other U.S. government entities	7
Total	$219

The amortized principal amount of our investment in debt securities approximated fair value at November 27, 2004, and therefore, there were no significant unrealized holding gains or losses.

10.                   Restricted Assets:

Included in other current assets were $70 million, $18 million and $27 million in restricted cash balances as of November 27, 2004, February 28, 2004, and November 29, 2003, respectively. Such balances are pledged as collateral or restricted to use for general liability insurance, workers’ compensation insurance and/or warranty programs.

11.                   Commitments and Contingencies:

On August 18, 2004, we were served with a Consolidated Class Action Complaint that consolidates into one action, In Re Best Buy Company, Inc. Securities Litigation, the four pending purported class action lawsuits on behalf of persons who purchased our securities between January 9, 2002, and August 7, 2002. The consolidated lawsuit, pending before the U.S. District Court for the District of Minnesota, names as defendants Best Buy Co., Inc., and our Chairman, our two Vice Chairmen (including our Vice Chairman and Chief Executive Officer) and Chief Financial Officer. The plaintiffs allege that the defendants violated Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder, by making material misrepresentations between January 9, 2002, and August 7, 2002, which resulted in artificially inflated prices of our common stock. The plaintiffs seek compensatory damages, costs and expenses. A Hearing upon our Motion to Dismiss is scheduled for January 12, 2005.  We believe the allegations are without merit and intend to defend these actions vigorously.

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

We are involved in various other legal proceedings arising in the normal course of conducting business. The resolution of those proceedings is not expected to have a material effect on our results of operations or financial condition.

We assumed a liability for certain extended service contracts when we acquired Future Shop. We established an accrued liability for the acquired extended service contracts based on historical trends in product failure rates and the expected material and labor costs necessary to provide the services. The remaining terms of these extended service contracts vary by product and extend through fiscal 2007. The estimated remaining liability for acquired extended service contracts at November 27, 2004, was $10 million.  Subsequent to the acquisition, all new extended service contracts have been sold on behalf of an unrelated third party, without recourse.

The following table reconciles the changes in our liability for our acquired extended service contracts for the nine months ended November 27, 2004 ($ in millions):

Balance at February 28, 2004	$18
Service charges	(10)
Foreign currency exchange rate fluctuation	2
Balance at November 27, 2004	$10

12.                   Long-Term Debt:

In June 2004, we redeemed our convertible debentures due in 2021 for $355 million.  There was no gain or loss on the transaction.

13.                   Repurchase of Common Stock:

Our Board of Directors authorized a $500 million share repurchase program in June 2004. The program, which became effective on June 24, 2004, terminated and replaced the $400 million share repurchase program authorized by our Board of Directors in fiscal 2000. There is no expiration date governing the period over which we can make our share repurchases under the $500 million share repurchase program. Through November 27, 2004, we purchased and retired 1,805,960 shares at a cost of $92 million under our $500 million share repurchase program.

During the first quarter of fiscal 2005, we purchased and retired 1,564,800 shares at a cost of $82 million under our $400 million share repurchase program.  We did not purchase any shares under our $400 million share repurchase program during the second quarter of fiscal 2005.  Under the $400 million share repurchase program, we had purchased and retired 6.1 million shares at a cost of $282 million through the termination date.

14.                   New Accounting Standards:

In January 2003, the Financial Accounting Standards Board (FASB) issued Financial Interpretation (FIN) No. 46, Consolidation of Variable Interest Entities, which requires the consolidation of and disclosures about variable interest entities (VIEs). VIEs are entities for which control is achieved through means other than voting rights. In December 2003, the FASB revised FIN No. 46 to incorporate all decisions, including those in previously issued FASB Staff Positions, into one Interpretation. The revised Interpretation superseded the original Interpretation. The requirements were effective for us at the end of the first quarter of fiscal 2005; however, FIN No. 46 did not have an impact on our consolidated financial statements.

The Emerging Issues Task Force (EITF) reached consensus on Issue No. 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings per Share. The EITF consensus will require us to include in our diluted earnings per share calculation the potentially dilutive shares issuable as if our convertible debentures due in 2022 had been converted into shares of our common stock. The EITF consensus is effective for reporting periods ending after December 15, 2004, or our fourth quarter of fiscal 2005.  Restatement of prior periods is required. Diluted earnings per share from continuing operations would not have been significantly affected for any of the periods presented herein. The effect of adopting the EITF consensus is expected to reduce earnings per share by approximately $0.02 and $0.03 for our fourth quarter and fiscal year ending February 26, 2005, respectively.  The criteria for conversion of our convertible debentures due in 2022 is included in Note 4, Debt, of the Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for the fiscal year ended February 28, 2004.

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. Among other items, the standard requires us to recognize compensation cost for all share-based payments, in our consolidated statements of earnings.  Note 6, Stock-Based Compensation,  of the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q, contains pro forma disclosures regarding the effect on net earnings and earnings per share as if we had applied the fair value method of accounting for stock-based compensation.  Depending on the model used to calculate stock-based compensation expense in the future and other requirements of SFAS No. 123R, the pro forma disclosure may not be indicative of the stock-based compensation expense that will be recognized in our future financial statements.  The new standard is effective for the first period that begins after June 15, 2005, and allows two different methods of transition.  We expect to implement the new standard beginning with the first quarter of fiscal 2006, which begins on February 27, 2005, and to adjust our financial statements for previously-reported periods to give effect to the fair-value-based method of accounting for stock-based compensation.  We are currently evaluating the new standard and models which may be used to calculate future stock-based compensation expense.

On October 22, 2004, the American Jobs Creation Act of 2004 (Act) was signed into law. This legislation creates, among other things, a temporary incentive for U.S. multinational companies to repatriate accumulated income earned outside the U.S. at an effective tax rate of 5.25%. The U.S. Treasury Department has not issued final guidelines for applying the repatriation provisions of the Act. In addition, on December 21, 2004, the FASB issued FASB Staff Position (FSP) No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.  FSP FAS No. 109-2 provides accounting and disclosure guidance for the repatriation provision. We have not provided deferred taxes on foreign earnings because such earnings were intended to be indefinitely reinvested outside the U.S. We are currently evaluating whether we will repatriate any foreign earnings under the Act, and are evaluating the other provisions of this legislation, which may affect our taxes in the future.

15. Condensed Consolidating Financial Information:

Our convertible debentures, which mature in 2022, are guaranteed by our wholly-owned indirect subsidiary Best Buy Stores, L.P. Investments in subsidiaries of Best Buy Stores, L.P., which have not guaranteed the convertible debentures, are accounted for under the equity method.  We reclassified certain prior-year amounts to conform to the current-year presentation.  These reclassifications had no effect on the guarantor’s or consolidated previously-reported net earnings, financial position or cash flows.  Additionally our fiscal 2004 condensed consolidating financial information includes our convertible debentures due in 2021 which were redeemed in the second quarter of fiscal 2005.  These debentures were guaranteed by Best Buy Stores, L.P. and certain of our other wholly-owned subsidiaries.

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

The following tables present condensed consolidating balance sheets as of November 27, 2004, February 28, 2004, and November 29, 2003; condensed consolidating statements of earnings for the three and nine months ended November 27, 2004, and November 29, 2003; and condensed consolidating statements of cash flows for the nine months ended November 27, 2004, and November 29, 2003:

Condensed Consolidating Balance Sheets
As of November 27, 2004
(Unaudited)
$ in millions

	Best Buy Co., Inc.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$1,963	$164	$308	$—	$2,435
Short-term investments	78	—	—	—	78
Receivables	8	673	61	—	742
Merchandise inventories	—	4,168	872	(214)	4,826
Other current assets	17	103	131	—	251
Intercompany receivable	—	—	4,125	(4,125)	—
Intercompany note receivable	500	—	—	(500)	—
Total current assets	2,566	5,108	5,497	(4,839)	8,332

Net Property and Equipment	249	1,376	697	(3)	2,319

Goodwill, Net	—	3	537	—	540

Intangible Asset	—	—	42	—	42

Long-Term Investments	141	—	—	—	141

Other Assets	105	102	190	(149)	248

Investments in Subsidiaries	2,860	—	1,111	(3,971)	—

Total Assets	$5,921	$6,589	$8,074	$(8,962)	$11,622

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$—	$—	$5,150	$—	$5,150
Unredeemed gift card liabilities	—	304	12	—	316
Accrued compensation and related expenses	6	154	60	—	220
Accrued liabilities	13	562	281	—	856
Accrued income taxes	258	11	73	—	342
Current portion of long-term debt	1	6	1	—	8
Intercompany payable	854	3,311	—	(4,165)	—
Intercompany note payable	—	500	—	(500)	—
Total current liabilities	1,132	4,848	5,577	(4,665)	6,892

Long-Term Liabilities	235	573	34	(550)	292

Long-Term Debt	408	57	13	—	478

Shareholders’ Equity	4,146	1,111	2,450	(3,747)	3,960

Total Liabilities and Shareholders’ Equity	$5,921	$6,589	$8,074	$(8,962)	$11,622

Condensed Consolidating Balance Sheets
As of February 28, 2004

$ in millions

	Best Buy Co., Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$2,402	$34	$164	$—	$2,600
Receivables	5	313	23	2	343
Merchandise inventories	—	2,736	363	(492)	2,607
Other current assets	1	95	78	—	174
Intercompany receivable	—	—	2,091	(2,091)	—
Intercompany note receivable	500	—	—	(500)	—
Total current assets	2,908	3,178	2,719	(3,081)	5,724

Net Property and Equipment	244	1,325	678	(3)	2,244

Goodwill, Net	—	—	477	—	477

Intangible Asset	—	—	37	—	37

Other Assets	115	106	105	(156)	170

Investments in Subsidiaries	2,547	1	—	(2,548)	—

Total Assets	$5,814	$4,610	$4,016	$(5,788)	$8,652

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$—	$—	$2,535	$—	$2,535
Unredeemed gift card liabilities	—	300	—	—	300
Accrued compensation and related expenses	3	152	114	—	269
Accrued liabilities	10	435	204	—	649
Accrued income taxes	305	23	52	—	380
Current portion of long-term debt	354	13	1	—	368
Intercompany payable	597	1,507	—	(2,104)	—
Intercompany note payable	—	500	—	(500)	—
Total current liabilities	1,269	2,930	2,906	(2,604)	4,501

Long-Term Liabilities	222	421	21	(417)	247

Long-Term Debt	410	61	11	—	482

Shareholders’ Equity	3,913	1,198	1,078	(2,767)	3,422

Total Liabilities and Shareholders’ Equity	$5,814	$4,610	$4,016	$(5,788)	$8,652

Condensed Consolidating Balance Sheets
As of November 29, 2003
(Unaudited)
$ in millions

	Best Buy Co., Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$1,625	$101	$101	$—	$1,827
Receivables	3	635	39	1	678
Merchandise inventories	—	4,014	665	(251)	4,428
Income taxes receivable	—	7	—	(7)	—
Other current assets	55	57	99	—	211
Intercompany receivable	—	—	3,243	(3,243)	—
Intercompany note receivable	500	—	—	(500)	—
Total current assets	2,183	4,814	4,147	(4,000)	7,144

Net Property and Equipment	245	1,315	704	(3)	2,261

Goodwill, Net	—	—	489	—	489

Intangible Asset	—	—	38	—	38

Other Assets	108	78	66	(101)	151

Investments in Subsidiaries	1,955	2	—	(1,957)	—

Total Assets	$4,491	$6,209	$5,444	$(6,061)	$10,083

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$—	$—	$4,501	$—	$4,501
Unredeemed gift card liabilities	—	233	—	—	233
Accrued compensation and related expenses	4	132	89	—	225
Accrued liabilities	26	507	252	—	785
Accrued income taxes	56	—	50	(7)	99
Dividends payable	97	—	—	—	97
Current portion of long-term debt	1	13	—	—	14
Intercompany payable	84	3,163	—	(3,247)	—
Intercompany note payable	—	500	—	(500)	—
Total current liabilities	268	4,548	4,892	(3,754)	5,954

Long-Term Liabilities	195	401	18	(338)	276

Long-Term Debt	762	63	11	—	836

Shareholders’ Equity	3,266	1,197	523	(1,969)	3,017

Total Liabilities and Shareholders’ Equity	$4,491	$6,209	$5,444	$(6,061)	$10,083

Condensed Consolidating Statements of Earnings
For the Three Months Ended November 27, 2004
(Unaudited)
$ in millions

	Best Buy Co., Inc.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$4	$5,769	$7,619	$(6,746)	$6,646

Cost of goods sold	—	4,687	7,108	(6,780)	5,015

Gross profit	4	1,082	511	34	1,631

Selling, general and administrative expenses	3	1,024	404	(33)	1,398

Operating income	1	58	107	67	233

Net interest income (expense)	8	(3)	1	—	6

Equity in earnings (loss) of subsidiaries	90	(9)	24	(105)	—

Earnings before income tax expense	99	46	132	(38)	239

Income tax expense	4	21	66	—	91

Net earnings	$95	$25	$66	$(38)	$148

Condensed Consolidating Statements of Earnings
For the Nine Months Ended November 27, 2004
(Unaudited)
$ in millions

	Best Buy Co., Inc.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$12	$15,993	$17,709	$(15,508)	$18,206

Cost of goods sold	—	13,008	16,368	(15,742)	13,634

Gross profit	12	2,985	1,341	234	4,572

Selling, general and administrative expenses	23	2,818	1,164	(92)	3,913

Operating (loss) income	(11)	167	177	326	659

Net interest income (expense)	15	(11)	3	—	7

Equity in earnings of subsidiaries	172	(46)	52	(178)	—

Earnings before income tax expense	176	110	232	148	666

Income tax expense	84	60	110	—	254

Net earnings	$92	$50	$122	$148	$412

Condensed Consolidating Statements of Earnings
For the Three Months Ended November 29, 2003
(Unaudited)
$ in millions

	Best Buy Co., Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$4	$5,303	$7,003	$(6,278)	$6,032

Cost of goods sold	—	4,254	6,460	(6,168)	4,546

Gross profit	4	1,049	543	(110)	1,486

Selling, general and administrative expenses	4	989	372	(81)	1,284

Operating income	—	60	171	(29)	202

Net interest (expense)	—	(4)	—	—	(4)

Equity in earnings (loss) of subsidiaries	143	(20)	—	(123)	—

Earnings before income tax expense	143	36	171	(152)	198

Income tax (benefit) expense	(29)	22	83	—	76

Net earnings	$172	$14	$88	$(152)	$122

Condensed Consolidating Statements of Earnings
For the Nine Months Ended November 29, 2003
(Unaudited)
$ in millions

	Best Buy Co., Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$12	$14,295	$16,643	$(14,851)	$16,099

Cost of goods sold	—	11,320	15,102	(14,363)	12,059

Gross profit	12	2,975	1,541	(488)	4,040

Selling, general and administrative expenses	18	2,813	987	(323)	3,495

Elimination of intercompany indebtedness	(198)	—	198	—	—

Operating (loss) income	(204)	162	752	(165)	545

Net interest income (expense)	2	(12)	1	—	(9)

Equity in earnings (loss) of subsidiaries	498	(52)	—	(446)	—

Earnings from continuing operations before income tax (benefit) expense	296	98	753	(611)	536

Income tax (benefit) expense	(198)	58	345	—	205

Earnings from continuing operations	494	40	408	(611)	331

Loss from discontinued operations, net of tax	—	—	(29)	—	(29)

Loss on disposal of discontinued operations, net of tax	(11)	—	(55)	—	(66)

Net earnings	$483	$40	$324	$(611)	$236

Condensed Consolidating Statements of Cash Flows
For the Nine Months Ended November 27, 2004
(Unaudited)
$ in millions

	Best Buy Co., Inc.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total cash (used in) provided by operating activities	$(68)	$(1,399)	$2,271	$—	$804

Investing activities
Additions to property and equipment	(9)	(229)	(114)	—	(352)
Purchases of short-term and long-term investments	(219)	—	—	—	(219)
Other	—	(9)	—	—	(9)
Total cash used in investing activities	(228)	(238)	(114)	—	(580)

Financing activities
Long-term debt payments	(355)	(9)	(1)	—	(365)
Issuance of common stock	229	—	—	—	229
Repurchase of common stock	(174)	—	—	—	(174)
Dividends paid	(100)	—	—	—	(100)
Change in intercompany receivable/payable	257	1,776	(2,033)	—	—
Total cash (used in) provided by financing activities	(143)	1,767	(2,034)	—	(410)

Effect of exchange rate changes on cash	—	—	21	—	21

(Decrease) increase in cash and cash equivalents	(439)	130	144	—	(165)
Cash and cash equivalents at beginning of period	2,402	34	164	—	2,600
Cash and cash equivalents at end of period	$1,963	$164	$308	$—	$2,435

Condensed Consolidating Statements of Cash Flows
For the Nine Months Ended November 29, 2003
(Unaudited)
$ in millions

	Best Buy Co., Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total cash provided by (used in) operating activities from continuing operations	$81	$(1,840)	$2,392	$(246)	$387

Investing activities
Additions to property and equipment	(45)	(196)	(208)	—	(449)
Other	1	6	(2)	—	5
Total cash used in investing activities from continuing operations	(44)	(190)	(210)	—	(444)

Financing activities
Long-term debt payments	—	(13)	—	—	(13)
Issuance of common stock	94	—	—	—	94
Repurchase of common stock	(60)	—	—	—	(60)
Change in intercompany receivable/payable	(309)	2,107	(2,044)	246	—
Total cash (used in) provided by financing activities from continuing operations	(275)	2,094	(2,044)	246	21

Effect of exchange rate changes on cash	—	—	2	—	2
Net cash used in discontinued operations	—	—	(53)	—	(53)

(Decrease) increase in cash and cash equivalents	(238)	64	87	—	(87)
Cash and cash equivalents at beginning of period	1,863	37	14	—	1,914
Cash and cash equivalents at end of period	$1,625	$101	$101	$—	$1,827

BEST BUY CO., INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide a reader of our financial statements with a narrative on our financial condition, results of operations, liquidity, critical accounting policies and the future impact of accounting standards that have been issued but are not yet effective. Our MD&A is presented in seven sections: Overview, Results of Operations, Liquidity and Capital Resources, Off-Balance-Sheet Arrangements and Contractual Obligations, Significant Accounting Policies and Estimates, New Accounting Standards and Outlook. We believe it is useful to read our MD&A in conjunction with our Annual Report on Form 10-K for the fiscal year ended February 28, 2004, as well as our reports on Forms 10-Q and 8-K and other publicly available information.

Overview

Best Buy Co., Inc. is a specialty retailer of consumer electronics, home-office products, entertainment software, appliances and related services. We operate two reportable segments: Domestic and International. The Domestic segment is comprised of the operations of U.S. Best Buy and Magnolia Audio Video. The International segment is comprised of Future Shop and Best Buy operations in Canada. For additional information regarding segments, refer to Note 8, Segments, of the Notes to Consolidated Condensed Financial Statements in this Quarterly Report on Form 10-Q.

Due to the seasonal nature of our business, interim results are not necessarily indicative of results for the entire fiscal year. Our revenue and earnings are typically greater during our fiscal fourth quarter, which includes the majority of the holiday selling season.

On June 16, 2003, we sold our interest in The Musicland Group, Inc. (Musicland) to an affiliate of Sun Capital Partners Inc. The affiliate of Sun Capital Partners Inc. assumed all of Musicland’s liabilities, including approximately $500 million in lease obligations, in exchange for all of the capital stock of Musicland, and paid no cash consideration. The transaction also resulted in the transfer of all of Musicland’s assets, other than a distribution center in Franklin, Indiana, and selected nonoperating assets. In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, Musicland’s financial results for fiscal 2004, through the date of sale, were reported separately as discontinued operations.

Unless otherwise noted, the following discussion regarding year-to-date results relates only to results from continuing operations.

Executive Summary

•                  Net earnings for the third quarter of fiscal 2005 were $148 million, or $0.45 per diluted share, an increase of 21% compared with $122 million, or $0.37 per diluted share, for the third quarter of the prior fiscal year. The increase in net earnings resulted primarily from a combination of revenue gains and a decrease in our selling, general and administrative expenses (SG&A) rate. In addition, net earnings for the third quarter of fiscal 2005 benefited from net interest income of $6 million, compared with net interest expense of $4 million for the same quarter of the prior fiscal year, and a lower effective income tax rate.

•                  Revenue for the third quarter of fiscal 2005 increased 10% to $6.6 billion, compared with $6.0 billion for the third quarter of the prior fiscal year, driven by the addition of new stores in the past 12 months and a comparable store sales gain of 3.2%.

•                  Our gross profit rate for the third quarter of fiscal 2005 decreased by 0.1% of revenue to 24.5% of revenue, down from 24.6% of revenue for the third quarter of the prior fiscal year. The modest decline in our gross profit rate was due primarily to increased promotional activity, including expenses associated with Reward Zone, our customer loyalty program.

•                  Our SG&A rate for the third quarter of fiscal 2005 decreased by 0.3% of revenue to 21.0% of revenue, down from 21.3% of revenue for the third quarter of the prior fiscal year. The decrease in our SG&A rate was due primarily to expense leverage resulting from the 10% revenue gain and the realization of cost savings from our efficient enterprise initiative. Additionally, our fiscal third-quarter SG&A rate benefited from a reduction in asset impairment charges compared with the same period of the prior fiscal year, a favorable settlement with a credit card processor and reduced performance-based incentive compensation. These factors were partially offset by increased spending on our customer centricity initiative, the absence of the gain realized in the third quarter of fiscal 2004 from the sale of stock acquired in connection with a vendor co-marketing agreement and increased compensation expense associated with restricted stock awards granted pursuant to our long-term incentive program, which was implemented in November 2003.

•                  During the third quarter of fiscal 2005, we repurchased approximately 400,000 shares of our common stock pursuant to a $500 million share repurchase program authorized by our Board of Directors in June 2004. We paid an average price of $59.67 per share, or $24 million in the aggregate.

•                  In December 2004, we announced that our quarterly cash dividend of $0.11 per common share is payable on January 26, 2005, to shareholders of record as of the close of business on January 5, 2005.

Results of Operations

Consolidated Performance Summary

The following table presents unaudited selected consolidated financial data ($ in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	November 27, 2004	November 29, 2003(1)	November 27, 2004(1)	November 29, 2003(1)
Revenue	$6,646	$6,032	$18,206	$16,099
Revenue % change	10%	18%	13%	15%
Comparable store sales % change (2)	3.2%	8.6%	5.1%	5.8%
Gross profit as a % of revenue	24.5%	24.6%	25.1%	25.1%
SG&A as a % of revenue	21.0%	21.3%	21.5%	21.7%
Operating income	$233	$202	$659	$545
Operating income as a % of revenue	3.5%	3.3%	3.6%	3.4%
Earnings from continuing operations	$148	$122	$412	$331
Loss from discontinued operations, net of tax	—	—	—	(29)
Loss on disposal of discontinued operations, net of tax (3)	—	—	—	(66)
Net earnings	$148	$122	$412	$236
Diluted earnings per share — continuing operations	$0.45	$0.37	$1.24	$1.01
Diluted earnings per share	$0.45	$0.37	$1.24	$0.72

Note:  All periods presented reflect the classification of Musicland’s financial results as discontinued operations.

(1)              Certain amounts have been reclassified to conform to the current presentation. These reclassifications had no effect on operating income, net earnings, financial position or cash flows.

(2)              Comprised of revenue at stores and Web sites operating for at least 14 full months, as well as remodeled and expanded locations. Relocated stores are excluded from the comparable store sales calculation until at least 14 full months after reopening. The calculation of the comparable store sales percentage change excludes the effect of fluctuations in foreign currency exchange rates.

(3)              During the first quarter of fiscal 2004, we recorded an estimated impairment loss (which was primarily non-cash) of $70 million, net of tax, related to the sale of Musicland. Adjustments of $4 million, net of tax, related to the sale were recorded in our fiscal 2004 second-quarter results and reduced the after-tax loss on disposal of discontinued operations to $66 million for the first nine months of fiscal 2004.

Net earnings were $148 million, or $0.45 per diluted share, for the third quarter of fiscal 2005, a 21% increase from $122 million, or $0.37 per diluted share, for the third quarter of fiscal 2004. For the first nine months of fiscal 2005, earnings from continuing operations were $412 million, or $1.24 per diluted share, compared with $331 million, or $1.01 per diluted share, for the same period one year ago. For the fiscal third quarter, the increase in net earnings reflected an increase in revenue, including a gain in comparable store sales of 3.2%, and a 0.3% of revenue improvement in our SG&A rate. In addition, net earnings for the third quarter of fiscal 2005 benefited from net interest income of $6 million, compared with net interest expense of $4 million for the same quarter of the prior fiscal year, and a lower effective income tax rate. These factors were partially offset by a modest decline in our gross profit rate. For the nine-month period, the increase in earnings from continuing operations was due primarily to revenue growth, including a comparable store sales gain of 5.1%, and a 0.2% of revenue decrease in our SG&A rate.

Revenue for the third quarter of fiscal 2005 increased 10% to $6.6 billion, compared with $6.0 billion for the third quarter of the prior fiscal year. For the first nine months of fiscal 2005, revenue increased 13% to $18.2 billion, compared with $16.1 billion for the same period of fiscal 2004. The addition of new stores in the past 12 months accounted for approximately three-fifths of the revenue increase for both the fiscal third quarter and nine-month period. The comparable store sales gain accounted for approximately three-tenths and two-fifths of the revenue increase for the fiscal third quarter and first nine months, respectively. The remainder of the increase in revenue for the fiscal third quarter and first nine months was due primarily to the effect of fluctuations in foreign currency exchange rates.

Our fiscal 2005 third-quarter comparable store sales gain of 3.2% was on top of a very strong 8.6% comparable store sales gain for the third quarter of the prior fiscal year. Comparable store sales gains were strongest early in our fiscal third quarter and moderated in November. We believe our comparable store sales performance for the fiscal third quarter reflected our improved in-store execution, including our ability to increase the close rate and average ticket, which more than offset customer traffic declines in our stores. In addition, comparable store sales were driven by consumer demand for and the increased affordability of digital products, market share gains and promotional offers. Products having the largest effect on our fiscal third-quarter comparable store sales gain included digital televisions, MP3 players, digital cameras and accessories, notebook computers, video gaming and major appliances. Softness in sales of CDs and DVD movies dampened the impact of the comparable store sales growth in the above products.

Our gross profit rate decreased by 0.1% of revenue to 24.5% of revenue for the third quarter of fiscal 2005, compared with 24.6% of revenue for the third quarter of the prior fiscal year. For the first nine months of fiscal 2005, our gross profit rate was 25.1% of revenue, the same as the gross profit rate for the comparable period of fiscal 2004. The modest decline in our gross profit rate for the fiscal third quarter was due primarily to increased promotional activity, including expenses associated with Reward Zone, our customer loyalty program. Reward Zone contributed to the revenue gain for the fiscal third quarter, but reduced the gross profit rate by approximately 0.6% of revenue for the quarter, compared with 0.3% of revenue for the same quarter last year, reflecting growth in membership. The impact of Reward Zone on the gross profit rate for the third quarter of fiscal 2004 was favorably affected by an adjustment related to Reward Zone points earned during the second quarter of the prior fiscal year. Excluding the adjustment for fiscal 2004 second-quarter points, expenses associated with Reward Zone would have reduced the gross profit rate by 0.4% of revenue for the third quarter of fiscal 2004. In addition to expenses associated with Reward Zone, our gross profit rate was affected by a higher level of promotional activity that resulted from more generous promotions initiated to increase revenue and stem customer traffic declines, a trend experienced throughout the retail industry. For the first nine months of fiscal 2005, our gross profit rate benefited from improved product assortments, but was offset by expenses associated with Reward Zone.

Our SG&A rate decreased by 0.3% of revenue to 21.0% of revenue for the third quarter of fiscal 2005, compared with 21.3% of revenue for the third quarter of the prior fiscal year. For the first nine months of fiscal 2005, our SG&A rate decreased by 0.2% of revenue to 21.5% of revenue, compared with 21.7% of revenue for the first nine months of fiscal 2004. The decrease in our SG&A rate for the fiscal third quarter was due primarily to expense leverage resulting from the 10% revenue gain and the realization of cost savings from our efficient enterprise initiative. Our fiscal third-quarter SG&A rate also benefited from a reduction in asset impairment charges compared with the same period of the prior fiscal year, a favorable settlement with a credit card processor and reduced performance-based incentive compensation. These factors were partially offset by additional spending on our customer centricity initiative, which increased our SG&A rate by approximately 0.2% of revenue for the third quarter of fiscal 2005, compared with the same quarter of the prior fiscal year; the absence of the gain realized in the third quarter of fiscal 2004 from the sale of stock acquired in connection with a vendor co-marketing agreement; and increased compensation expense associated with restricted stock awards granted pursuant to our long-term incentive program. The decrease in our SG&A rate for the first nine months of fiscal 2005 was due primarily to expense leverage resulting from the 13% increase in revenue and the realization of cost savings from our efficient enterprise initiative, partially offset by additional expenses associated with our customer centricity initiative and increased compensation expense associated with restricted stock awards granted pursuant to our long-term incentive program.

Segment Performance Summary

Domestic

The following table presents unaudited selected financial data for the Domestic segment ($ in millions):

	Three Months Ended		Nine Months Ended
	November 27, 2004	November 29, 2003	November 27, 2004	November 29, 2003
Revenue	$5,918	$5,430	$16,404	$14,619
Revenue % change	9%	15%	12%	13%
Comparable stores sales % change (1)	3.0%	9.0%	5.2%	6.0%
Gross profit as a % of revenue	24.7%	24.9%	25.2%	25.3%
SG&A as a % of revenue	20.9%	21.2%	21.2%	21.5%
Operating income	$228	$202	$658	$555
Operating income as a % of revenue	3.9%	3.7%	4.0%	3.8%

(1)              Comprised of revenue at stores and Web sites operating for at least 14 full months, as well as remodeled and expanded locations. Relocated stores are excluded from the comparable store sales calculation until at least 14 full months after reopening.

The following table presents Domestic comparable store sales percentage changes for the third quarter and first nine months of the past two fiscal years:

	Three Months Ended		Nine Months Ended
	November 27, 2004	November 29, 2003	November 27, 2004	November 29, 2003
U.S. Best Buy stores	3.0%	9.0%	5.2%	6.1%
Magnolia Audio Video stores	7.2%	5.8%	5.9%	0.5%
Total	3.0%	9.0%	5.2%	6.0%

The following table reconciles Domestic stores open at the beginning and end of the third quarter of fiscal 2005:

	Total Stores at Beginning of Third Quarter Fiscal 2005	Stores Opened	Stores Closed	Total Stores at End of Third Quarter Fiscal 2005
U.S. Best Buy stores	628	32	1	659
Magnolia Audio Video stores	22	—	—	22
Total	650	32	1	681

Note: During the third quarter of fiscal 2005, five U.S. Best Buy stores were relocated. No other U.S. Best Buy stores or Magnolia Audio Video stores were relocated, remodeled or expanded during the third quarter of fiscal 2005.

The following table reconciles Domestic stores open at the beginning and end of the third quarter of fiscal 2004:

	Total Stores at Beginning of Third Quarter Fiscal 2004	Stores Opened	Stores Closed	Total Stores at End of Third Quarter Fiscal 2004
U.S. Best Buy stores	566	34	—	600
Magnolia Audio Video stores	20	2	—	22
Total	586	36	—	622

Note: During the third quarter of fiscal 2004, two U.S. Best Buy stores were relocated and one store was remodeled or expanded. No other U.S. Best Buy stores or Magnolia Audio Video stores were remodeled or expanded during the third quarter of fiscal 2004.

For the third quarter of fiscal 2005, Domestic operating income was $228 million, or 3.9% of revenue, compared with $202 million, or 3.7% of revenue, for the third quarter of the prior fiscal year. For the first nine months of fiscal 2005, Domestic operating income increased to $658 million, or 4.0% of revenue, compared with $555 million, or 3.8% of revenue, for the same period of fiscal 2004. The increase in our Domestic segment’s operating income rate for the fiscal third quarter reflected revenue gains, including a 3.0% comparable store sales increase, and a decrease in the SG&A rate of 0.3% of revenue, partially offset by a decrease in our gross profit rate of 0.2% of revenue compared with the third quarter of the prior fiscal year. The improvement in the operating income rate for the first nine months of fiscal 2005 was due primarily to a combination of revenue gains, including an increase in comparable store sales of 5.2%, and a decrease in the SG&A rate of 0.3% of revenue. Those factors were partially offset by a decrease in the gross profit rate of 0.1% of revenue compared with the first nine months of fiscal 2004.

Domestic revenue increased 9% to $5.9 billion for the third quarter of fiscal 2005, compared with $5.4 billion for the third quarter of fiscal 2004. For the first nine months of fiscal 2005, Domestic revenue increased 12% to $16.4 billion, compared with $14.6 billion for the same period of the prior fiscal year. The revenue increases for both the fiscal third quarter and nine-month period were driven by a combination of new store openings and comparable store sales gains.

We believe the Domestic segment’s comparable store sales performance for the fiscal third quarter reflected our improved in-store execution, including our ability to increase the close rate and average ticket, which more than offset customer traffic declines in our stores. In addition, comparable store sales were driven by consumer demand for and the increased affordability of digital products, market share gains and promotional offers. The products having the largest effect on the Domestic segment’s comparable store sales gain for the fiscal third quarter were digital televisions, MP3 players, and digital cameras and accessories. The home-office products category posted a comparable store sales gain in the mid-single-digits for the fiscal third quarter, driven primarily by sales of MP3 players and notebook computers, reflecting consumer’s desire for portable entertainment. A low single-digit comparable store sales gain in the consumer electronics category was fueled by increased sales of digital televisions, as well as digital cameras and accessories, reflecting continued consumer preference for and the increased affordability of digital products and our improved assortments in these categories following our merchandise resets in the home theater, digital imaging and computing departments completed during the fiscal third quarter. A high single-digit comparable store sales gain in the appliances category was driven by a low double-digit comparable store sales increase in major appliances which benefited from expanded assortments, but was partially offset by comparable store sales declines in other products within the appliances category. The entertainment software category recorded a modest comparable store sales gain driven primarily by increased revenue from video gaming and computer software, but was partially offset by reduced revenue from CDs and DVD movies.

The Domestic gross profit rate for the third quarter of fiscal 2005 was 24.7% of revenue, down from 24.9% of revenue for the third quarter of the prior fiscal year. For the first nine months of fiscal 2005, the Domestic gross profit rate was 25.2% of revenue, down from 25.3% of revenue for the first nine months of the prior fiscal year. The modest decline in the Domestic segment’s gross profit rate for both the third quarter and first nine months of fiscal 2005 was due primarily to increased promotional activity, including expenses associated with Reward Zone. The expense associated with points earned by Reward Zone members reduced the fiscal third quarter gross profit rate by 0.7% of revenue, compared with 0.3% of revenue for the third quarter of fiscal 2004. The impact of Reward Zone on the Domestic gross profit rate for the third quarter of fiscal 2004 was favorably affected by an adjustment related to Reward Zone points earned during the second quarter of the prior fiscal year. Excluding the adjustment for fiscal 2004 second-quarter points, expenses associated with Reward Zone would have reduced the gross profit rate by 0.5% of revenue for the third quarter of fiscal 2004. In addition to expenses associated with Reward Zone, our gross profit rate for the third quarter of fiscal 2005 was affected by a higher level of promotional activity that resulted from more generous promotions initiated to increase revenue and stem customer traffic declines, a trend experienced throughout the retail industry.

At the end of the third quarter of fiscal 2005, we had more than 4.2 million Reward Zone members. We continue to believe in the merits of Reward Zone as a vehicle for building customer loyalty. Further, we believe the insights gained from this program are important as we continue to pursue our customer centricity initiative. Beginning in October 2004, Reward Zone members were required to spend $150 to earn a $5 gift certificate redeemable on future purchases. Previously, Reward Zone members earned a $5 gift certificate after spending $125.

The Domestic SG&A rate decreased by 0.3% of revenue to 20.9% of revenue for the third quarter of fiscal 2005, compared with 21.2% of revenue for the same period last fiscal year. For the first nine months of fiscal 2005, the SG&A rate declined by 0.3% of revenue to 21.2% of revenue, compared with 21.5% of revenue for the same period one year ago. The decrease in the Domestic segment’s SG&A rate for the fiscal third quarter was due primarily to expense leverage resulting from the 9% revenue gain and the realization of cost savings from our efficient enterprise initiative. Our fiscal third quarter SG&A rate also benefited from a reduction in asset impairment charges compared with the prior year’s period, a favorable settlement with a credit card processor and reduced performance-based incentive compensation. These factors were partially offset by additional spending on our customer centricity initiative as a result of launching 67 segmented stores in October 2004, the absence of the gain realized in the third quarter of fiscal 2004 from the sale of stock acquired in connection with a vendor co-marketing agreement, and increased compensation expense associated with restricted stock awards granted pursuant to our long-term incentive program. The decrease in the Domestic segment’s SG&A rate for the first nine months of fiscal 2005 was due primarily to expense leverage resulting from the 12% increase in revenue and the realization of cost savings from our efficient enterprise initiative, partially offset by increased expenses associated with our customer centricity initiative and increased compensation expense associated with restricted stock awards granted pursuant to our long-term incentive program.

We continue to believe that our customer centricity initiative will further differentiate us from our competitors. In October 2004, we launched 67 segmented stores, primarily in California, as part of our customer centricity initiative. The experience of converting the stores will be helpful to us as we develop our plans for converting additional U.S. Best Buy stores in the future. For the portion of the fiscal third quarter in which they operated, our customer centricity segmented stores collectively had a comparable store sales gain more than double the comparable store sales gain of other U.S. Best Buy stores. In addition, the gross profit rate of our segmented stores, collectively, was approximately 0.5% of revenue higher than that of other U.S. Best Buy stores, which was in line with our expectation. We also made progress during our fiscal third quarter in reducing the SG&A rate of our segmented stores. In fact, for the fiscal third quarter the SG&A rate of our segmented stores, collectively, was approximately 0.5% of revenue higher than that of other U.S. Best Buy stores, which was slightly better than our expectation. While we were pleased with our progress in reducing the SG&A rate of our segmented stores, we believe we still have room for improvement. Finally, the launch costs and capital investments for our segmented stores were somewhat more modest than we had expected. The lessons learned in rolling out our segmented stores will be applied to the other U.S. Best Buy stores as we expand the customer centricity initiative and convert additional stores to the customer centricity platform.

The successful roll out of our customer centricity initiative is a critical component in our goal of increasing our annual operating income rate to 7% of revenue by fiscal 2007. We believe that our customer centricity initiative will continue to generate significant comparable store sales gains, which will help us leverage our cost structure and is expected to increase our annual operating income rate by approximately 0.5% of revenue for fiscal 2007.

International

The following table presents unaudited selected financial data for the International segment ($ in millions):

	Three Months Ended		Nine Months Ended
	November 27, 2004	November 29, 2003(1)	November 27, 2004(1)	November 29, 2003(1)
Revenue	$728	$602	$1,802	$1,480
Revenue % change	21%	42%	22%	39%
Comparable stores sales % change (2)	5.0%	4.0%	5.0%	3.0%
Gross profit as a % of revenue	23.0%	22.4%	23.9%	23.3%
SG&A as a % of revenue	22.3%	22.4%	23.9%	24.0%
Operating income (loss)	$5	$—	$1	$(10)
Operating income (loss) as a % of revenue	0.7%	0.0%	0.1%	(0.7% )

(1)              Certain amounts have been reclassified to conform to the current presentation. These reclassifications had no effect on operating income, net earnings, financial position or cash flows.

(2)              Comprised of revenue at stores and Web sites operating for at least 14 full months, as well as remodeled and expanded locations. Relocated stores are excluded from the comparable store sales calculation until at least 14 full months after reopening. The calculation of the comparable store sales percentage change excludes the effect of fluctuations in foreign currency exchange rates.

The following table reconciles International stores open at the beginning and end of the third quarter of fiscal 2005:

	Total Stores at Beginning of Third Quarter Fiscal 2005	Stores Opened	Stores Closed	Total Stores at End of Third Quarter Fiscal 2005
Future Shop stores	109	5	—	114
Canadian Best Buy stores	22	6	—	28
Total	131	11	—	142

Note: No stores in the International segment were relocated, remodeled or expanded during the third quarter of fiscal 2005.

The following table reconciles International stores open at the beginning and end of the third quarter of fiscal 2004:

	Total Stores at Beginning of Third Quarter Fiscal 2004	Stores Opened	Stores Closed	Total Stores at End of Third Quarter Fiscal 2004
Future Shop stores	106	2	—	108
Canadian Best Buy stores	14	5	—	19
Total	120	7	—	127

Note: Five Future Shop stores were relocated during the third quarter of fiscal 2004. No other stores in the International segment were relocated, remodeled or expanded during the third quarter of fiscal 2004.

The International segment reported third-quarter operating income of $5 million in fiscal 2005, compared with a breakeven third quarter in fiscal 2004. For the first nine months of fiscal 2005, the International segment had operating income of $1 million, compared with an operating loss of $10 million for the same period of fiscal 2004. The improved operating results for both the fiscal third quarter and first nine months were due to revenue gains, an increase in the gross profit rate and a decrease in the SG&A rate. The International segment generally derives a high proportion of its annual earnings in the fiscal fourth quarter, which encompasses the majority of the holiday selling season.

International segment revenue increased 21% for the third quarter of fiscal 2005 to $728 million, compared with $602 million for the third quarter of fiscal 2004. For the first nine months of fiscal 2005, International segment revenue increased 22% to $1.8 billion, compared with $1.5 billion for the same period of the prior fiscal year. Excluding the effect of fluctuations in foreign currency exchange rates, International segment revenue would have increased 13% for the third quarter of fiscal 2005 compared with the same period of the prior fiscal year. The addition of new stores in the past 12 months accounted for nearly two-thirds of the revenue increase for the fiscal third quarter, excluding the effect of fluctuations in foreign currency exchange rates. The remainder of the fiscal third quarter revenue increase, excluding the effect of fluctuations in foreign currency exchange rates, was due to the 5.0% comparable store sales gain. For the fiscal third quarter, the International segment reported comparable store sales gains in the home-office products, entertainment software and appliances categories. These comparable store sales increases were partially offset by a modest comparable store sales decline in the consumer electronics category. For the nine-month period, new store openings accounted for approximately seven-tenths of the revenue increase, excluding the effect of fluctuations in foreign currency exchange rates. The remainder of the revenue increase for the first nine months, excluding the effect of fluctuations in foreign currency exchange rates, was due to the 5.0% comparable store sales gain.

The International segment’s gross profit rate increased by 0.6% of revenue to 23.0% of revenue for the third quarter of fiscal 2005, up from 22.4% of revenue for the third quarter of fiscal 2004. For the nine-month period, the International gross profit rate was 23.9% of revenue, an increase of 0.6% of revenue compared with 23.3% of revenue for the same period of the prior fiscal year. For both the quarter and the nine-month period, the increase in the International gross profit rate was due primarily to gross profit rate improvements within the product categories, increased vendor allowances and reduced markdowns.

The International segment’s SG&A rate decreased by 0.1% of revenue to 22.3% of revenue for the third quarter of fiscal 2005, compared with 22.4% of revenue for the third quarter of fiscal 2004. For the first nine months of fiscal 2005, the International SG&A rate was 23.9% of revenue, a decrease from 24.0% of revenue for the same period of fiscal 2004. For both the fiscal third quarter and the first nine months, the modest decrease in the International segment’s SG&A rate was due primarily to expense leverage from revenue gains, including a reduction in advertising expenses as a percent of revenue.

Discontinued Operations

The following table presents unaudited selected financial data for Discontinued Operations ($ in millions):

	Three Months Ended		Nine Months Ended
	November 27, 2004	November 29, 2003	November 27, 2004	November 29, 2003
Revenue	$—	$—	$—	$354
Operating loss	—	—	—	(46)
Interest expense	—	—	—	—
Loss before income tax benefit	—	—	—	(46)
Income tax benefit	—	—	—	17
Loss before loss on disposal of discontinued operations	—	—	—	(29)
Loss on disposal of discontinued operations, net of tax (1)	—	—	—	(66)
Loss from discontinued operations, net of tax	$—	$—	$—	$(95)

(1)              During the first quarter of fiscal 2004, we recorded an estimated impairment loss (which was primarily non-cash) of $70 million, net of tax, related to the sale of Musicland. Adjustments of $4 million, net of tax, related to the sale were recorded in our fiscal 2004 second-quarter results and reduced the after-tax loss on disposal of discontinued operations to $66 million for the first nine months of fiscal 2004.

See the “Overview” section of this MD&A for additional information regarding the sale of our interest in Musicland.

Consolidated

Net Interest Income (Expense)

Net interest income was $6 million for the third quarter of fiscal 2005, compared with net interest expense of $4 million for the third quarter of fiscal 2004. For the first nine months of fiscal 2005, net interest income was $7 million, compared with net interest expense of $9 million for the first nine months of fiscal 2004. For both the third quarter and the nine-month period, the change was due primarily to higher yields on short-term investments, higher average investment balances and the repayment in June 2004 of convertible debentures due in 2021.

Effective Income Tax Rate

Our effective income tax rate decreased to 38.1% for the third quarter and first nine months of fiscal 2005, down from 38.3% for the corresponding periods of fiscal 2004, due primarily to permanent benefits associated with our International segment operations and higher levels of tax-exempt interest in the current fiscal year.

Liquidity and Capital Resources

Summary

We ended the third quarter of fiscal 2005 with $2.4 billion of cash and cash equivalents, compared with $2.6 billion at the end of fiscal 2004 and $1.8 billion at the end of last year’s fiscal third quarter. Our current ratio, calculated as current assets divided by current liabilities, was 1.21 at the end of the third quarter of fiscal 2005, compared with 1.27 at the end of fiscal 2004 and 1.20 one year ago. Our debt-to-capitalization ratio was 11% at the end of the third quarter of fiscal 2005, compared with 20% at the end of fiscal 2004 and down from 22% at the end of the third quarter of fiscal 2004.

Our liquidity is affected by restricted cash balances that are pledged as collateral or restricted to use for general liability insurance, workers’ compensation insurance and/or warranty programs. Restricted cash balances, which are included in other current assets, totaled $70 million, $18 million and $27 million as of November 27, 2004, February 28, 2004, and November 29, 2003, respectively.

During fiscal 2005, we began purchasing investments in debt securities with longer maturities. As of November 27, 2004, we had short-term and long-term investments, primarily comprised of municipal and United States government debt securities, totaling $219 million. Refer to Note 9, Investments, of the Notes to Consolidated Condensed Financial Statements in this Quarterly Report on Form 10-Q, for a summary of our investments in debt securities as of November 27, 2004.

Cash Flows

Cash provided by operating activities from continuing operations for the first nine months of fiscal 2005 totaled $804 million, compared with $387 million for the same period of the prior fiscal year. The change was due primarily to an increase in earnings from continuing operations and an increase in cash provided by changes in operating assets and liabilities. Earnings from continuing operations were $412 million for the first nine months of fiscal 2005, an increase from $331 million for the first nine months of fiscal 2004. The changes in operating assets and liabilities were due substantially to increases in accounts payable and other liabilities, partially offset by increases in merchandise inventories, receivables and other assets. The increase in accounts payable was due primarily to higher business volumes, mainly the purchase of inventory in advance of the holiday selling season, and the timing of vendor payments. Other liabilities also increased as the result of higher business volumes and the timing of payments. The increase in merchandise inventories was due primarily to the seasonal build up of inventory. In addition, inventory levels increased due to the addition of new stores, expanded assortments in key product categories and improved in-stock positions in product categories that have been driving our revenue growth. Receivables increased as a result of higher business volumes and the timing of credit card settlements. The increase in other assets was due primarily to an increase in workers’ compensation deposits, as well as an increase in deposits with Canadian tax authorities.

Cash used in investing activities from continuing operations for the first nine months of fiscal 2005 was $580 million, compared with $444 million for the first nine months of the prior fiscal year. The change was due primarily to purchases of short-term and long-term investments in debt securities, partially offset by reduced capital spending in the first nine months of fiscal 2005 as a result of completing the construction of our new corporate headquarters in April 2003 and the timing of new store projects.

Cash used in financing activities from continuing operations was $410 million for the first nine months of fiscal 2005, compared with cash provided by financing activities from continuing operations of $21 million for the first nine months of fiscal 2004. The change was primarily the result of the redemption in June 2004 of our convertible debentures due in 2021 for $355 million, repurchases of our common stock and the payment of quarterly cash dividends, partially offset by increased proceeds from the issuance of common stock in connection with our stock-based compensation programs. During the first nine months of fiscal 2005, we repurchased $174 million of our common stock pursuant to stock repurchase programs authorized by our Board of Directors in fiscal 2005 and fiscal 2000. In addition, during the first nine months of fiscal 2005, we paid cash dividends totaling $0.31 per common share, or $100 million in the aggregate.

Sources of Liquidity

Funds generated by operating activities and available cash and cash equivalents continue to be our most significant sources of liquidity. Based on current levels of operations, we believe funds generated from the expected results of operations and available cash and cash equivalents will be sufficient to finance anticipated expansion plans and strategic initiatives for the remainder of fiscal 2005. In addition, our revolving credit facilities are available for additional working capital needs and investment opportunities. There can be no assurance, however, that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under the revolving credit facilities.

On December 22, 2004, we entered into an agreement for a $200 million revolving credit facility that is guaranteed by certain of our subsidiaries. The new revolving credit facility will mature on December 22, 2009, and replaces our $200 million revolving credit facility that was due to mature in March 2005. Borrowings under the new revolving credit facility are unsecured and bear interest at rates specified in the agreement. The agreement contains covenants that require us to maintain certain financial ratios. A copy of the new revolving credit facility agreement is filed as Exhibit No. 4.1 to this Quarterly Report on Form 10-Q. As of November 27, 2004, there were no borrowings outstanding under our revolving credit facility that was due to mature in March 2005. However, outstanding letters of credit reduced amounts available under this facility.

We also have inventory financing lines totaling $210 million that allow us to extend the due dates of merchandise inventories beyond normal payment terms. We have a $21 million unsecured revolving demand facility related to our International segment operations, of which $4 million is only available on a seasonal basis from August through January of each year.

Our credit ratings as of November 27, 2004, were as follows:

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

Debt and Capital

Other than the redemption in June 2004 of all of our convertible debentures due in 2021 for $355 million, the amount of debt outstanding as of November 27, 2004, was essentially unchanged from the end of fiscal 2004. See our Annual Report on Form 10-K for the fiscal year ended February 28, 2004, for additional information regarding our debt and capital.

Off-Balance-Sheet Arrangements and Contractual Obligations

Our liquidity is not dependent on the use of off-balance sheet financing arrangements other than in connection with our operating leases.

Other than the redemption of our convertible debentures due in 2021, there has been no material change in our contractual obligations out of the ordinary course of our business since the end of fiscal 2004. See our Annual Report on Form 10-K for the fiscal year ended February 28, 2004, for additional information regarding our off-balance-sheet arrangements and contractual obligations.

Significant Accounting Policies and Estimates

We describe our significant accounting policies in Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended February 28, 2004. We discuss our critical accounting policies, and the related estimates, in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended February 28, 2004. There were no significant changes in our accounting policies or estimates since the end of fiscal 2004.

New Accounting Standards

The Emerging Issues Task Force (EITF) reached consensus on Issue No. 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings per Share. The EITF consensus will require us to include in our diluted earnings per share calculation the potentially dilutive shares issuable as if our convertible debentures due in 2022 had been converted into shares of our common stock. The EITF consensus is effective for reporting periods ending after December 15, 2004, or our fourth quarter of fiscal 2005. Restatement of prior periods is required. Diluted earnings per share from continuing operations would not have been significantly affected for any of the periods presented herein. The effect of adopting the EITF consensus is expected to reduce earnings per diluted share by approximately $0.02 and $0.03 for our fourth quarter and fiscal year ending February 26, 2005, respectively. The criteria for conversion of our convertible debentures due in 2022 is included in Note 4, Debt, of the Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for the fiscal year ended February 28, 2004.

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, Share-Based Payment. Among other items, the standard requires us to recognize compensation cost for all share-based payments, including stock options, in our consolidated statements of earnings. Note 6, Stock-Based Compensation,  of the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q, contains pro forma disclosures regarding the effect on net earnings and earnings per share as if we had applied the fair value method of accounting for stock-based compensation.  Depending on the model used to calculate stock-based compensation expense in the future and other requirements of SFAS No. 123R, the pro forma disclosure may not be indicative of the stock-based compensation expense that will be recognized in our future financial statements.  The new standard is effective for the first period that begins after June 15, 2005, and allows two different methods of transition.  We expect to implement the new standard during the first quarter of fiscal 2006, which begins on February 27, 2005, and to adjust our financial statements for previously-reported periods to give effect to the fair-value-based method of accounting for stock-based compensation.  We are currently evaluating the new standard and models which may be used to calculate future stock-based compensation expense.

On October 22, 2004, the American Jobs Creation Act of 2004 (Act) was signed into law. The Act creates, among other things, a temporary incentive for U.S. multinational companies to repatriate accumulated income earned outside the U.S. at an effective tax rate of 5.25%. The U.S. Treasury Department has not issued final guidelines for applying the repatriation provisions of the Act. In addition, on December 21, 2004, the FASB issued FASB Staff Position (FSP) No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.  FSP FAS No. 109-2 provides accounting and disclosure guidance for the repatriation provision. We have not provided deferred taxes on foreign earnings because such earnings were intended to be indefinitely reinvested outside the U.S. We are currently evaluating whether we will repatriate any foreign earnings under the Act, and are evaluating the other provisions of this legislation, which may affect our income taxes in the future.

Recently issued and pending accounting standards are discussed in Note 14, New Accounting Standards, of the Notes to Consolidated Condensed Financial Statements in this Quarterly Report on Form 10-Q.

Outlook

The following section should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended February 28, 2004.

We anticipate earnings from continuing operations for fiscal 2005 in the range of $2.80 to $2.90 per diluted share, compared with earnings from continuing operations of $2.44 per diluted share for fiscal 2004. Our guidance is based on anticipated revenue of approximately $27.5 billion for the fiscal year, driven by the addition of new stores and a comparable store sales gain for the fiscal year of  approximately 4%, as well as a modest improvement in our operating income rate for the fiscal year driven primarily by a lower SG&A rate. Finally, we also expect to benefit from higher net interest income and a slightly lower effective income tax rate.

For the fiscal fourth quarter, we are projecting net earnings in the range of $1.56 to $1.66 per diluted share, compared with net earnings of $1.42 per diluted share for the fourth quarter of fiscal 2004. Our guidance for the fourth quarter of fiscal 2005 is based on an anticipated comparable store sales gain at the low end of our 3% to 5% range announced on December 15, 2004. In addition, we continue to expect a modest increase in the promotional environment. However, similar to the third quarter of fiscal 2005, we believe that we will be able to achieve further productivity improvements that will result in a modest increase in our operating income rate compared with the same period of the prior fiscal year. We also expect the fiscal fourth quarter to benefit from higher net interest income and a slightly lower effective income tax rate. Finally, we expect to open approximately ten new stores and pay a regular quarterly cash dividend of $0.11 per common share during the fiscal fourth quarter.

As indicated above in the New Accounting Standards section of this MD&A, we adopted EITF Issue No. 04-8 effective at the beginning of our fiscal fourth quarter. The earnings per share guidance included in this Outlook section above for both the fiscal year and fiscal fourth quarter exclude the anticipated effect of the adoption of EITF Issue No. 04-8. We believe the adoption of EITF Issue No. 04-8 will reduce our earnings per diluted share by approximately $0.03 and $0.02 for the fiscal year and fiscal fourth quarter ending February 26, 2005, respectively.

When the actual result of a tax settlement differs from our estimated accrual for a matter, we adjust our tax contingencies reserve and income tax provision in the period in which the income tax matter is resolved. We expect to finalize settlements related to certain federal and state income tax matters during our fiscal fourth quarter. Currently, it is management’s belief that the settlement of these income tax matters could have a significant favorable effect on our financial results for the fourth quarter and fiscal year ending February 26, 2005.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our debt is not subject to material interest-rate volatility risk. The rate on a substantial portion of our debt may be reset, but may not be more than one percentage point higher than the current rate. If the rate on the debt were to be reset one percentage point higher, our annual interest expense would increase by approximately $4 million. We do not currently manage the risk through the use of derivative instruments.

We have market risk arising from changes in foreign currency exchange rates related to our operations in Canada. At this time, we do not manage the risk through the use of derivative instruments. A 10% adverse change in the foreign currency exchange rate would not have a significant impact on our results of operations or financial position.

Changes in the overall level of interest rates affect interest income generated from our short-term and long-term investments in debt securities.  If overall interest rates were one percentage point lower than current rates, our annual interest income would decline by less than $2 million.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On August 18, 2004, we were served with a Consolidated Class Action Complaint that consolidates into one action, In Re Best Buy Company, Inc. Securities Litigation, the four pending purported class action lawsuits on behalf of persons who purchased our securities between January 9, 2002, and August 7, 2002. The consolidated lawsuit, pending before the U.S. District Court for the District of Minnesota, names as defendants Best Buy Co., Inc., and our Chairman, our two Vice Chairmen (including our Vice Chairman and Chief Executive Officer) and Chief Financial Officer. The plaintiffs allege that the defendants violated Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder, by making material misrepresentations between January 9, 2002, and August 7, 2002, which resulted in artificially inflated prices of our common stock. The plaintiffs seek compensatory damages, costs and expenses. A Hearing upon our Motion to Dismiss is scheduled for January 12, 2005.  We believe the allegations are without merit and intend to defend these actions vigorously.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our Board of Directors authorized a $500 million share repurchase program in June 2004. The program, which became effective on June 24, 2004, terminated and replaced a $400 million share repurchase program authorized by our Board of Directors in fiscal 2000. Through November 27, 2004, we purchased and retired 1,805,960 shares at a cost of $92 million under our $500 million share repurchase program.

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

The following table presents the total number of shares purchased during the third quarter of fiscal 2005, the average price paid per share, the number of shares that were purchased as part of a publicly announced repurchase plan, and the approximate dollar value of shares that were available for purchase as of November 27, 2004:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
August 29, 2004, through October 2, 2004	—	$—	—	$432,000,000
October 3, 2004, through October 30, 2004	75,708	56.91	75,708	428,000,000
October 31, 2004, through November 27, 2004	323,819	60.31	323,819	408,000,000
Total Fiscal 2005 Third Quarter	399,527	$59.67	399,527	$408,000,000

ITEM 6.  EXHIBITS

a.               Exhibits:

4.1  5-year Revolving Credit Agreement

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

BEST BUY CO., INC.
(Registrant)

Date: January 6, 2005	By:	/s/ Darren R. Jackson
Darren R. Jackson
Executive Vice President — Finance and Chief Financial Officer (principal financial and accounting officer)