Form 10-K
period 2005-02-26
BEST BUY CO INC
filed 2005-05-10
CIK 764478

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 26, 2005
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). ☒ Yes ☐ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of August 27, 2004, was approximately $13.035 billion, computed by reference to the price at which the common equity was last sold on such date of $48.43 per share, as reported on the New York Stock Exchange-Composite Index. (For purposes of this calculation all of the registrant's directors and executive officers are deemed affiliates of the registrant.)

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

As of April 25, 2005, the registrant had 327,786,000 shares of its Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Definitive Proxy Statement dated May 20, 2005 (to be filed pursuant to Regulation 14A within 120 days after the Registrant's fiscal year-end of February 26, 2005), for the regular meeting of shareholders to be held on June 23, 2005 (Proxy Statement), are incorporated by reference into Part III.

Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act), provide a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their companies. With the exception of historical information, the matters discussed in this Annual Report on Form 10-K are forward-looking statements and may be identified by the use of words such as "believe," "expect," "anticipate," "plan," "estimate," "intend" and "potential." Such statements reflect our current view with respect to future events and are subject to certain risks, uncertainties and assumptions. A variety of factors could cause our future results to differ materially from the anticipated results expressed in such forward-looking statements, including, among other things, general economic conditions, acquisitions and development of new businesses, product availability, sales volumes, profit margins, weather, foreign currency fluctuation, availability of suitable real estate locations, our ability to react to a disaster recovery situation, and the impact of labor markets and new product introductions on our overall profitability. Readers should review our Current Report on Form 8-K filed with the Securities and Exchange Commission (SEC) on March 18, 2004, that describes additional important factors that could cause future results to differ materially from those contemplated by the forward-looking statements made in this Annual Report on Form 10-K.

BEST BUY  FISCAL  2005  FORM 10-K

TABLE OF CONTENTS

PART I
Item 1.	Business.	2
Item 2.	Properties.	13
Item 3.	Legal Proceedings.	15
Item 4.	Submission of Matters to a Vote of Security Holders.	18
PART II
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.	19
Item 6.	Selected Financial Data.	21
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	23
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.	54
Item 8.	Financial Statements and Supplementary Data.	55
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.	95
Item 9A.	Controls and Procedures.	95
Item 9B.	Other Information.	96
PART III
Item 10.	Directors and Executive Officers of the Registrant.	96
Item 11.	Executive Compensation.	97
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	97
Item 13.	Certain Relationships and Related Transactions.	97
Item 14.	Principal Accounting Fees and Services.	97
PART IV
Item 15.	Exhibits, Financial Statement Schedules.	97
Signatures		100
EXHIBIT INDEX:
Exhibit 3.1
Exhibit 3.2
Exhibit 4.1
Exhibit 4.2
Exhibit 4.3
Exhibit 4.4
Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 10.4
Exhibit 10.5
Exhibit 10.6
Exhibit 10.7
Exhibit 10.8
Exhibit 12.1
Exhibit 21.1
Exhibit 23.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I

Item 1. Business.

Description of Business

We are a specialty retailer of consumer electronics, home-office products, entertainment software, appliances and related services. We operate retail stores and commercial Web sites under the brand names Best Buy (BestBuy.com and BestBuyCanada.ca), Future Shop (FutureShop.ca), Magnolia Audio Video (MagnoliaAV.com) and Geek Squad (GeekSquad.com), as well as an outlet store on eBay.

Our vision is to make life fun and easy for consumers. Our business strategy is to bring technology and consumers together in a retail environment that focuses on educating consumers on the features and benefits of technology and entertainment products, while maximizing overall profitability. We believe our stores offer consumers meaningful advantages in store environment, product value, product selection and customer service, all of which advance our objectives of enhancing our business model, gaining market share and improving profitability. We believe that our four strategic initiatives (customer centricity, efficient enterprise, win with service and win in entertainment) will further enhance our business model. Additional information on our strategic initiatives is included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report on Form 10-K.

U.S. Best Buy

We were incorporated in the state of Minnesota in 1966 as Sound of Music, Inc., and changed our name to Best Buy Co., Inc. in 1983. We began as an audio components retailer and, with the introduction of the videocassette recorder in the early 1980s, expanded into video products. In 1983, we revised our marketing strategy and began using mass-merchandising techniques, which included offering a wider variety of products and operating stores under a "superstore" concept. In 1989, we dramatically changed our method of retailing by introducing a self-service, noncommissioned, discount-style store concept designed to give the customer more control over the purchasing process.

In fiscal 2000, we established our first online shopping site, BestBuy.com. Our "clicks-and-mortar" strategy is designed to empower consumers to research and purchase products seamlessly, either online or in retail stores. The BestBuy.com online shopping site offers products in all of our principal product groups.

The Best Buy store format has evolved to include more interactive displays and, for certain products, a higher level of customer service, with the latest version designed to increase labor efficiency and to improve merchandising. In fiscal 2000, we introduced a small-market Best Buy store concept that offers merchandise in the same product groups as larger stores, with a product assortment tailored to each respective community.

During the fiscal year ended February 26, 2005, we converted 67 existing U.S. Best Buy stores to our customer centricity operating model. Stores operating under the customer centricity model, also referred to as segmented stores, offer variations in product assortments, staffing, promotions and store design, and are tailored toward key customer segments. The segmented stores tailor their store merchandising, marketing and presentation to address specific customer groups, including affluent professional males, young entertainment enthusiasts who appreciate a digital lifestyle, upscale suburban moms, families who are practical technology adopters and small businesses with fewer than 20 employees. During fiscal 2006, we plan to open or convert 150 to 200 additional U.S. Best Buy stores to the customer centricity operating model, while rolling out key elements of customer centricity to all of our other U.S. Best Buy stores. Further, we are planning to complete the conversion of all of our U.S. Best Buy stores to the customer centricity operating model within three years.

Magnolia Audio Video

In fiscal 2001, we acquired Magnolia Hi-Fi, Inc., a Seattle-based, high-end retailer of audio and video products to access an upscale customer segment. During fiscal 2004, Magnolia Hi-Fi began doing business as Magnolia Audio Video. We believe the new name and redesigned logo are more representative of Magnolia Audio Video's image as an upscale retailer of high-end consumer electronics.

International Segment

Our International segment was established in connection with our acquisition of Canada's Future Shop Ltd. in fiscal 2002. The Future Shop acquisition provided us with an opportunity to increase revenue, gain market share and leverage our operational expertise in consumer electronics retailing. Since the acquisition, we have continued to build on Future Shop's position as the leading consumer electronics retailer in Canada. During fiscal 2003, we launched our dual-branding strategy in Canada by introducing the Best Buy brand. We believe the Canadian market can successfully support both brands.

Geek Squad

In fiscal 2003, we acquired Geek Squad, Inc. Geek Squad provides residential and commercial computer support services. We acquired Geek Squad to further our plans of providing technology support services to customers. At the end of fiscal 2005, Geek Squad service was available in all U.S. and Canadian Best Buy stores, as well as in six stand-alone Geek Squad stores. Geek Squad's operations were a small part of our fiscal 2005 business. However, our goal is to build Geek Squad into North America's largest provider of in-home computer repair, support and installation services, and we believe that over time it will become a more significant component of our business. At the end of fiscal 2005, we employed nearly 7,000 Geek Squad agents and plan to add another 5,000 agents during fiscal 2006. In addition, on April 27, 2005, we announced our plans to open 20 to 50 stand-alone Geek Squad stores during the next 12 to 18 months.

Musicland

We acquired Musicland Stores Corporation in fiscal 2001. The original strategy behind our Musicland acquisition was to bring Best Buy's core competencies in retailing consumer electronics to new customer segments, including segments typically underserved by our Best Buy stores. However, the Musicland acquisition did not meet our financial objectives. In fiscal 2004, we sold our interest in Musicland. The transaction resulted in the transfer of all of Musicland's assets other than a distribution center in Franklin, Indiana, and selected nonoperating assets. The sale of our interest in Musicland has allowed us to focus on our core businesses, which are our primary growth and profit drivers. Musicland's financial results have been classified separately as discontinued operations in our consolidated financial statements for all periods presented.

Acquisitions

All four acquisitions discussed above were accounted for using the purchase method. Under this method, net assets and results of operations of those businesses were included in our consolidated financial statements from their respective dates of acquisition. We have not made any major acquisitions since acquiring Geek Squad in fiscal 2003. However, we have begun exploring the opportunity of expanding outside of North America, including China. On April 27, 2005, we announced our plans to open lab stores in select major cities in China in the next 12 to 18 months.

General Development of Business

During our fiscal year ended February 26, 2005, there were no significant changes to our corporate structure or material changes in our mode of conducting the business.

Unless otherwise noted, the following discussion relates to continuing operations only.

Financial Information About Segments

During fiscal 2005, we operated two reportable segments: Domestic and International. The Domestic segment is comprised of U.S. Best Buy and Magnolia Audio Video operations. U.S. Best Buy stores offer a wide variety of consumer electronics, home-office products, entertainment software, appliances and related services. Magnolia Audio Video stores offer high-end audio and video products and services. The International segment is comprised of Future Shop and Best Buy operations in Canada. Future Shop and Canadian Best Buy stores offer products and services similar to those offered by U.S. Best Buy stores. However, Canadian Best Buy stores do not carry appliances.

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

Reference is also made to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of this Annual Report on Form 10-K for a discussion regarding the risks associated with foreign operations.

Domestic Segment

Overview

U.S. Best Buy

At February 26, 2005, we operated 668 U.S. Best Buy stores in 48 states and the District of Columbia that averaged approximately 42,300 retail square feet. Collectively, U.S. Best Buy stores totaled approximately 28.3 million retail square feet at the end of fiscal 2005, or about 90% of our total retail square footage. For fiscal 2005, U.S. Best Buy retail stores generated average revenue of approximately $38.6 million per store.

Magnolia Audio Video

At February 26, 2005, we operated 20 Magnolia Audio Video stores in California, Washington and Oregon that averaged approximately 9,700 retail square feet. Collectively, Magnolia Audio Video stores totaled approximately 194,000 retail square feet at the end of fiscal 2005, less than 1% of our total retail square footage. For fiscal 2005, Magnolia Audio Video retail stores generated average revenue of approximately $6.9 million per store.

Operations

U.S. Best Buy

U.S. Best Buy stores follow a standardized and detailed operating procedure called our Standard Operating Platform (SOP). The SOP includes procedures for inventory management, transaction processing, customer relations, store administration, product sales and services, and merchandise display. All stores function in exactly the same manner under the SOP. Further, in conjunction with the transformation to our customer centricity operating model, we are testing a new Adaptive Operating Platform (AOP). The AOP decentralizes authority and allows the person closest to the customer to make informed decisions. Under the AOP, there are variations in product offerings, staffing, promotions and store design.

U.S. Best Buy store operations are organized into three divisions. Each division is divided into regions and is under the supervision of a senior vice president who oversees store performance through regional vice presidents. Regional vice presidents have responsibility for a number of districts within their respective region, each of which is managed by a district manager. District managers monitor store operations and meet regularly with store managers to discuss merchandising, new product introductions, sales promotions, customer loyalty programs, employee satisfaction surveys and store operating performance. Similar meetings are conducted at the corporate level with divisional and regional management. Our President — Retail, North America, has overall responsibility for retail store processing and operations, including labor management. Each district also has a loss prevention manager, with product security personnel employed at each store to control physical inventory losses. Advertising, merchandise buying and pricing, as well as inventory policies for U.S. Best Buy stores, are centrally controlled.

U.S. Best Buy stores are generally open 78 hours per week, seven days a week. A store is typically staffed by one general manager and four to five assistant managers. The average staff per store in fiscal 2005 was approximately 120 employees and varied by store depending on sales productivity.

Magnolia Audio Video

Magnolia Audio Video stores are typically managed by a store manager, an audio/video sales manager and, if the store contains mobile products, a mobile electronics sales manager. Magnolia Audio Video stores are generally open 72 hours per week, seven days a week. Depending on an individual store's volume and product offerings, store staffing includes seven to 27 commissioned sales personnel, one to six commissioned mobile electronics installers and one to seven sales support staff personnel. Corporate management for Magnolia Audio Video stores centrally controls advertising, merchandise buying and pricing, as well as inventory policies.

International Segment

Overview

At February 26, 2005, we operated 114 Future Shop stores throughout all Canadian provinces and 30 Canadian Best Buy stores in Ontario, Alberta, British Columbia, Manitoba and Saskatchewan. Collectively, International stores totaled approximately 3.1 million retail square feet at the end of fiscal 2005, or about 10% of our total retail square footage. For fiscal 2005, International retail stores generated average revenue of approximately $21.1 million per store.

The dual-branding strategy allows us to retain Future Shop's brand equity and attract more customers by offering a choice of store experiences. As we expand the presence of Best Buy stores in Canada, we expect to gain continued operating efficiencies through the leveraging of our capital investments, supply chain management, advertising, merchandising and administrative functions. Our goal is to reach differentiated customers with each brand by giving them the unique shopping experiences they desire. The primary differences between our two Canadian brands are:

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

Store size — At the end of fiscal 2005, the average Future Shop store was approximately 20,500 retail square feet, compared with an average of approximately 27,000 retail square feet for Canadian Best Buy stores. Canadian Best Buy stores generally have wider aisles, as well as more square footage devoted to entertainment software. Further, Canadian Best Buy stores do not carry appliances.

Operations

International stores use a standardized operating system. The operating system includes procedures for inventory management, transaction processing, customer relations, store administration, staff training and performance appraisal, as well as merchandise display. Advertising, merchandise buying and pricing, and inventory policies are centrally controlled.

During fiscal 2005, we introduced a new labor model within selected Future Shop stores. The new model provides more efficiency by creating balance between the sales and operational aspects of our business through the addition of supervisory positions and the realignment of management team roles. The new labor model retains the core Future Shop commissioned sales environment, while adding an hourly paid sales and merchandising team.

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

International stores are generally open 60 to 75 hours per week, seven days a week. A typical store is staffed by a general manager, several department managers, a customer service manager, and 48 to 95 staff associates, as well as part-time associates. The number of staff associates is dependent upon store size, sales volume and store brand.

Narrative Description of Business

Merchandise

U.S. Best Buy

U.S. Best Buy stores offer merchandise in four product groups: consumer electronics, home-office, entertainment software and appliances. Consumer electronics, the largest product group for fiscal 2005 based on revenue, consists of video and audio products. Video products include televisions, digital cameras, DVD players, digital camcorders and accessories. Audio products include MP3 players, car stereos, home theater audio systems, mobile electronics and accessories. The home-office product group includes desktop and notebook computers, telephones, networking and accessories. Entertainment software products include DVDs, video game hardware and software, CDs, computer software and subscriptions. The appliances product group includes major appliances as well as vacuums, small electrics and housewares.

We also provide a variety of in-store and in-home services related to the merchandise offered within the four product groups. In-store services include computer set-up, repair and software installation, as well as the installation of mobile electronics. In-home services include computer set-up, repair, software installation and home networking, and the delivery and installation of appliances and home theater systems. Services were not a significant part of our revenue in fiscal 2005. However, we believe that over time service revenue will become a more significant component of our business.

The following table presents U.S. Best Buy revenue, by product group, as a percentage of total U.S. Best Buy revenue:

	Percentage of Total Revenue
Product Group	Fiscal 2005	Fiscal 2004	Fiscal 2003

Consumer Electronics	38%	37%	37%
Home-Office	34%	34%	34%
Entertainment Software	22%	23%	23%
Appliances	6%	6%	6%

Total	100%	100%	100%

Note: The above revenue mix table reflects the reclassification of MP3 players into the consumer electronics product group from the home-office product group.

Magnolia Audio Video

Magnolia Audio Video stores offer merchandise in two product groups: consumer electronics and home-office. Consumer electronics, the largest product group for fiscal 2005 based on revenue, consists of video and audio products. Video products include televisions, DVD players, digital broadcast satellite systems, digital camcorders, digital cameras and accessories. Audio products include home audio components, car stereos, mobile electronics, home theater audio systems and accessories. The home-office product group consists primarily of home theater furniture.

The following table presents Magnolia Audio Video revenue, by product group, as a percentage of total Magnolia Audio Video revenue:

	Percentage of Total Revenue
Product Group	Fiscal 2005	Fiscal 2004	Fiscal 2003

Consumer Electronics	97%	97%	96%
Home-Office	3%	3%	4%

Total	100%	100%	100%

International

International stores offer merchandise in four product groups: consumer electronics, home-office, entertainment software and appliances. Consumer electronics, the largest product group for fiscal 2005 based on revenue, consists of video and audio products. Video products include televisions, digital cameras, DVD players, digital camcorders and accessories. Audio products include MP3 players, home audio components, car stereos, speakers and accessories. The home-office product group includes desktop and notebook computers, telephones and accessories.

Entertainment software products include DVDs, video game hardware and software, computer software and CDs. The appliances product group includes major appliances as well as small electrics, vacuums and housewares. Canadian Best Buy stores do not carry appliances.

Although the two store brands of our International segment carry similar product categories, there are differences in product brands and depth of selection within product categories. On average, approximately 45% of the product assortment (excluding entertainment software) overlaps between the two store brands.

The following table presents International revenue, by product group, as a percentage of total International revenue:

	Percentage of Total Revenue
Product Group	Fiscal 2005	Fiscal 2004	Fiscal 2003

Consumer Electronics	41%	40%	38%
Home-Office	40%	40%	42%
Entertainment Software	15%	15%	15%
Appliances	4%	5%	5%

Total	100%	100%	100%

Note: The above revenue mix table reflects the reclassification of MP3 players into the consumer electronics product group from the home-office product group.

Distribution

U.S. Best Buy

Generally, U.S. Best Buy stores' merchandise, except for major appliances and large-screen televisions, is shipped directly from manufacturers to our distribution centers located in California, Georgia, Indiana, Minnesota, New York, Ohio, Oklahoma and Virginia. Major appliances and large-screen televisions are shipped to satellite warehouses in each major market. U.S. Best Buy stores are dependent upon the distribution centers for inventory storage and shipment of most merchandise. However, in order to meet release dates for selected products and to improve inventory management, certain merchandise is shipped directly to the stores from manufacturers and distributors. All inventory is bar-coded and scanned to ensure accurate tracking. In addition, a computerized inventory replenishment program is used to manage inventory levels at each store. On average, U.S. Best Buy stores receive product shipments two or three times a week, depending on sales volume. Contract carriers ship merchandise from the distribution centers to stores. Generally, e-commerce merchandise sales are either picked up at U.S. Best Buy stores or fulfilled directly to customers through our distribution centers.

Magnolia Audio Video

Magnolia Audio Video stores' merchandise is received and warehoused at either our distribution center in Washington, a regional warehouse in California or the U.S. Best Buy distribution center in California. All inventory is bar-coded and scanned to ensure accurate tracking. In addition, a computerized inventory replenishment program is used to manage inventory levels at each store. Merchandise is delivered to stores an average of three times each week pursuant to an in-house distribution system.

International

Our International stores' merchandise is shipped directly from suppliers to our distribution centers in British Columbia and Ontario. Our International stores are dependent upon the distribution centers for inventory storage and shipment of most merchandise. However, in order to meet release dates for selected products and to improve inventory management, certain merchandise is shipped directly to the stores from manufacturers and distributors. All inventory is bar-coded and scanned to ensure accurate tracking. In addition, a computerized inventory replenishment program is used to manage inventory levels at each store. Our International stores typically receive product shipments twice a week, with accelerated shipments during periods of high sales volume. Contract carriers ship merchandise from the distribution centers to stores.

Suppliers

Our strategy depends, in part, upon our ability to offer customers a broad selection of name-brand products and, therefore, our success is dependent upon satisfactory and stable supplier relationships. For fiscal 2005, our 20 largest suppliers accounted for over one-half of the merchandise we purchased, with five suppliers — Sony, Hewlett-Packard, Toshiba, eMachines and Samsung — representing approximately one-third of total merchandise purchased. The loss of or disruption in supply from any one of these major suppliers could have a material adverse effect on our revenue and earnings. We generally do not have long-term written contracts with our major suppliers. We have no indication that any of our suppliers will discontinue selling us merchandise. We have not experienced significant difficulty in maintaining satisfactory sources of supply, and we generally expect that adequate sources of supply will continue to exist for the types of merchandise sold in our stores.

We operate global sourcing offices in China in order to purchase products directly from Asian manufacturers. We expect these offices will allow us to increase our efficiency and provide us with the capability to offer private-label products that fill gaps in our existing product assortment. In the future, we expect purchases from our global sourcing offices to increase as a percentage of total purchases. We also believe that the expected increase in our global sourcing volumes will help drive gross profit rate improvements by lowering our overall product cost.

Store Development

The addition of new stores has played, and we believe will continue to play, a significant role in our growth and success. Our store development program has historically focused on entering new markets; adding stores within existing markets; and relocating, remodeling and expanding existing stores. During fiscal 2005, we opened 78 new stores, converted 67 existing U.S. Best Buy stores to our customer centricity operating model and relocated 10 other stores. While a majority of the new stores opened in fiscal 2005 were in existing markets, some were in new markets, including the opening of Canadian Best Buy stores in British Columbia and Saskatchewan. During fiscal 2005, we closed one U.S. Best Buy store and two Magnolia Audio Video stores.

The following table reconciles U.S. Best Buy stores open at the beginning and end of each of the last five fiscal years:

Fiscal Year	Stores Opened	Stores Closed	Total Stores at End of Fiscal Year

Balance forward	NA	NA	357
2001	62	—	419
2002	62	—	481
2003	67	—	548
2004	60	—	608
2005	61	1	668

The following table reconciles Magnolia Audio Video stores open at the beginning and end of each of the last five fiscal years:

Fiscal Year	Stores Opened	Stores Closed	Total Stores at End of Fiscal Year

Balance forward	NA	NA	13
2001	—	—	13
2002	—	—	13
2003	6	—	19
2004	3	—	22
2005	—	2	20

The following table reconciles Future Shop stores open at the beginning and end of each fiscal year since the date of acquisition:

Fiscal Year	Stores Opened	Stores Closed	Total Stores at End of Fiscal Year

Balance forward(1)	NA	NA	91
2002	4	—	95
2003	9	—	104
2004	4	—	108
2005	6	—	114

(1)
As of the date of acquisition, November 4, 2001

The following table reconciles Canadian Best Buy stores open at the beginning and end of each fiscal year since inception of the International segment:

Fiscal Year	Stores Opened	Stores Closed	Total Stores at End of Fiscal Year

Balance forward	NA	NA	NA
2002	—	—	—
2003	8	—	8
2004	11	—	19
2005	11	—	30

During fiscal 2006, we expect to open 75 to 80 new stores in the United States and Canada. Most of the new stores will be opened in markets where we already have stores, leveraging our infrastructure and making shopping more convenient for our customers. We anticipate opening approximately 60 U.S. Best Buy stores, as well as relocating nine existing stores. We also expect to open 15 Best Buy stores in Canada, including seven stores in the greater Montreal market. In addition, we anticipate opening two Future Shop stores, as well as relocating five existing stores. Finally, during fiscal 2006, we expect that 150 to 200 U.S. Best Buy stores will be opened as or converted to our customer centricity operating model. On a long-term basis, we plan to operate at least 1,200 superstores in North America.

Additional information regarding our "Outlook for Fiscal 2006" is included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report on Form 10-K.

Intellectual Property

We believe we own valuable intellectual property including trademarks, service marks and tradenames, some of which are of material importance to our business, and include "Best Buy," "Yellow Tag" logo, "Geek Squad," "Future Shop" and "Magnolia Audio Video." Some of our intellectual property is the subject of numerous United States and foreign trademark and service mark registrations. We believe our intellectual property has significant value and is an important factor in the marketing of our Company, our stores and our Web sites. We are not aware of any facts that could negatively impact our continuing use of any of our intellectual property.

In accordance with accounting principles generally accepted in the United States (GAAP), our balance sheets include the cost of acquired intellectual property only. The only material acquired intellectual property presently included in our balance sheets is the Future Shop tradename, which had a carrying value of $40 million at the end of fiscal 2005. The value of the Future Shop tradename is based on the continuation of the Future Shop brand in Canada and currently is considered an indefinite-lived intangible asset. If we ever were to abandon the Future Shop brand, we would incur an impairment charge based on the then-carrying value of the Future Shop tradename.

Seasonality

Our revenue and earnings are typically greater during our fiscal fourth quarter, which includes the majority of the holiday selling season.

Working Capital

We fund the growth of our business through a combination of available cash and cash equivalents, short-term investments and cash flows generated from operations. In addition, our revolving credit facilities are available for additional working capital needs or investment opportunities.

Additional information regarding our "Liquidity and Capital Resources" is included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report on Form 10-K.

Customers

We do not have a significant concentration of sales with any individual customer and, therefore, the loss of any one customer would not have a material impact on our business. No single customer has accounted for 10% or more of our total revenue.

Backlog

Our stores and online shopping sites do not have a material amount of backlog orders.

Government Contracts

No material portion of our business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of any government.

Competition

The consumer electronics retail industry is highly competitive. Our stores compete against other consumer electronics retailers, specialty home-office retailers, mass merchants, home improvement superstores and a growing number of direct-to-consumer alternatives. Our stores also compete against independent dealers, regional chain discount stores, wholesale clubs, video rental stores and other specialty retail stores. Mass merchants continue to increase their assortment of consumer electronics products, primarily those that are less complex to sell, install and operate. Similarly, large home improvement retailers are expanding their assortment of appliances. In addition, consumers are increasingly downloading entertainment and computer software directly via the Internet.

We compete principally on the basis of customer service; installation and support services; store environment, location and convenience; product assortment and availability; value pricing; and financing alternatives.

We believe our store experience, broad product assortment, store formats and brand marketing strategies differentiate us from most competitors by positioning our stores as the destination for new technology and entertainment products in a fun and informative shopping environment. Our stores compete by aggressively advertising and emphasizing a complete product and service solution, value pricing and financing alternatives. In addition, our trained and knowledgeable sales and service staffs allow us to tailor the offerings to meet the needs of our customers.

Research and Development

We have not engaged in any material research and development activities during the past three fiscal years.

Environmental Matters

We are not aware of any federal, state or local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, that have materially affected, or will materially affect, our net earnings or competitive position, or have resulted or will result in material capital expenditures. During fiscal 2005, there were no material capital expenditures for environmental control facilities and no such material expenditures are anticipated.

Number of Employees

At the end of fiscal 2005, we employed approximately 109,000 full-time, part-time and seasonal employees. We consider our employee relations to be good. There are currently no collective bargaining agreements covering any of our employees, and we have not experienced a strike or work stoppage.

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

We make available, free of charge on our Web site, our Annual Report on Form 10-K, Quarterly Reports on

Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file these documents with, or furnish them to, the SEC. These documents are posted on our Web site at www.BestBuy.com — under "Company Information," select the "For Our Investors" link and then the "SEC Filings" link.

We also make available, free of charge on our Web site, the charters of the Audit Committee, Compensation and Human Resources Committee, and Nominating, Corporate Governance and Public Policy Committee, as well as the Corporate Governance Principles and The Code of Business Ethics (including any amendment to, or waiver from, a provision of The Code of Business Ethics) adopted by our Board of Directors. These documents are posted on our Web site at www.BestBuy.com — under "Company Information," select the "For Our Investors" link and then the "Corporate Governance" link.

References to our Web site addresses do not constitute incorporation by reference of the information contained on the Web sites, and such information is not part of this document.

Copies of any of the above-referenced information will also be made available, free of charge, by calling (612) 291-6111 or upon written request to:

Best Buy Co., Inc.
Investor Relations Department
7601 Penn Avenue South
Richfield, MN 55423-3645

Item 2. Properties.

Stores, Distribution Centers and Corporate Facilities

The following table summarizes the geographic location of our stores at the end of fiscal 2005:

	Domestic Segment		International Segment
	U.S. Best Buy Stores	Magnolia Audio Video Stores	Canadian Best Buy Stores	Future Shop Stores

Alabama	7	—	—	—
Alaska	1	—	—	—
Arizona	16	—	—	—
Arkansas	4	—	—	—
California	76	11	—	—
Colorado	10	—	—	—
Connecticut	7	—	—	—
Delaware	3	—	—	—
District of Columbia	1	—	—	—
Florida	40	—	—	—
Georgia	18	—	—	—
Hawaii	—	—	—	—
Idaho	4	—	—	—
Illinois	40	—	—	—
Indiana	15	—	—	—
Iowa	11	—	—	—
Kansas	7	—	—	—
Kentucky	7	—	—	—
Louisiana	7	—	—	—
Maine	2	—	—	—
Maryland	15	—	—	—
Massachusetts	19	—	—	—
Michigan	30	—	—	—
Minnesota	18	—	—	—
Mississippi	2	—	—	—
Missouri	14	—	—	—
Montana	2	—	—	—
Nebraska	3	—	—	—
Nevada	6	—	—	—
New Hampshire	6	—	—	—
New Jersey	17	—	—	—
New Mexico	5	—	—	—
New York	28	—	—	—
North Carolina	18	—	—	—
North Dakota	2	—	—	—
Ohio	31	—	—	—
Oklahoma	6	—	—	—
Oregon	4	2	—	—
Pennsylvania	23	—	—	—
Rhode Island	1	—	—	—
South Carolina	9	—	—	—
South Dakota	2	—	—	—
Tennessee	10	—	—	—
Texas	60	—	—	—
Utah	7	—	—	—
Vermont	1	—	—	—
Virginia	21	—	—	—
Washington	15	7	—	—
West Virginia	2	—	—	—
Wisconsin	15	—	—	—
Wyoming	—	—	—	—
Alberta	—	—	5	14
British Columbia	—	—	3	22
Manitoba	—	—	2	4
New Brunswick	—	—	—	3
Newfoundland	—	—	—	1
Nova Scotia	—	—	—	2
Ontario	—	—	19	43
Prince Edward Island	—	—	—	1
Quebec	—	—	—	21
Saskatchewan	—	—	1	3

Total	668	20	30	114

Note: At the end of fiscal 2005, we owned 37 of our U.S. Best Buy stores and three of our Canadian Best Buy stores. All other stores at the end of fiscal 2005 were leased.

Domestic Segment

U.S. Best Buy Stores

At the end of fiscal 2005, we operated 668 U.S. Best Buy stores, totaling approximately 28.3 million retail square feet.

U.S. Best Buy stores were serviced by the following distribution centers at the end of fiscal 2005:

Location	Square Footage	Owned or Leased

Dinuba, California	1,028,000	Owned
Findlay, Ohio	1,010,000	Leased
Nichols, New York	720,000	Owned
Ardmore, Oklahoma(1)	719,000	Owned
Franklin, Indiana	714,000	Owned
Staunton, Virginia	701,000	Leased
Dublin, Georgia	638,000	Owned
Bloomington, Minnesota	425,000	Leased

Total	5,955,000

(1)
During fiscal 2005, we opened a new distribution center in Ardmore, Oklahoma. The new and larger distribution center replaced a 566,000-square-foot owned distribution center also located in Ardmore. We believe the new facility will allow us to meet the expected increased demand for technology products.

We lease space in 13 satellite warehouses in major metropolitan markets for home delivery of major appliances and large-screen televisions. U.S. Best Buy stores utilize approximately 2.7 million square feet in these warehouses.

Our principal corporate office is located in Richfield, Minnesota, and is an owned facility consisting of four interconnected buildings totaling approximately 1.5 million square feet. We continue to own a facility in Eden Prairie, Minnesota, totaling approximately 360,000 square feet, which previously served as our principal corporate office. This facility is currently for sale. At the end of fiscal 2005, we also leased approximately 340,000 square feet of additional office space.

Magnolia Audio Video

At the end of fiscal 2005, we operated 20 Magnolia Audio Video stores, totaling approximately 194,000 retail square feet.

We lease an 80,000-square-foot distribution, warehouse and office facility in Kent, Washington, of which approximately 54,000 square feet are used for distribution and warehouse operations, with the remainder dedicated to a service department and corporate administrative functions. In addition, we utilize a 13,000-square-foot leased regional warehouse in Hayward, California, and 45,000 square feet of the U.S. Best Buy distribution center in Dinuba, California, is dedicated for use by Magnolia Audio Video.

International Segment

At the end of fiscal 2005, we operated 114 Future Shop stores and 30 Canadian Best Buy stores, totaling approximately 3.1 million retail square feet.

The operations of the International segment are serviced by two distribution centers located in Langley, British Columbia, and Brampton, Ontario. The 413,000-square-foot distribution center in British Columbia is owned, while the 1,041,000-square-foot distribution center in Ontario is leased. During fiscal 2005, we expanded the Ontario distribution center from 418,000 square feet to meet the expected increase in future demand for merchandise generated from the growth of the International segment business.

Corporate offices for the International segment are located in a 141,000-square-foot leased facility in Burnaby, British Columbia. At the end of fiscal 2005, we also leased 35,000 square feet of additional office space for various International segment regional offices in Ontario, Quebec, British Columbia and Alberta. During fiscal 2006, we expect to open two regional offices in Alberta and Quebec, totaling approximately 18,000 square feet.

Global Sourcing

In support of our global sourcing initiative, we leased office space in China totaling approximately 15,000 square feet at the end of fiscal 2005.

Operating Leases

Almost all of our stores and a majority of our distribution facilities are leased. Terms of the lease agreements generally range up to 20 years. Most of the leases contain renewal options and escalation clauses.

Additional information regarding our operating leases is available in Note 7, Leases, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Item 3. Legal Proceedings.

On April 12, 2005, the U.S. District Court for the District of Minnesota entered an Order dismissing with prejudice In Re Best Buy Company, Inc. Securities Litigation, the purported consolidated class action lawsuit that sought compensatory damages, costs and expenses on behalf of persons who purchased our securities between January 9, 2002, and August 7, 2002. The lawsuit alleged that the defendants, Best Buy Co., Inc., and our Chairman, our two Vice Chairmen (including our Vice Chairman and Chief Executive Officer) and our Chief Financial Officer, violated Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder, by making material misrepresentations between January 9, 2002, and August 7, 2002, that resulted in artificially inflated prices of our common stock. Subject to plaintiffs' right to appeal the Court's Order, this matter is resolved. We believe the allegations are without merit and, in the event of an appeal, intend to continue to defend this action vigorously.

We were also served with a shareholder derivative action venued in Hennepin County District Court, State of Minnesota, which raises many factual matters similar to those raised in the federal securities law case, above described. This case alleges violations of state law relative to fiduciary responsibilities, control and management of our company and unjust enrichment and seeks judgment in favor of Best Buy Co., Inc. against certain named officer and director defendants for damages, equitable relief and attorneys' fees, costs and expenses. By agreement between the parties, this case has been on inactive status pending a decision on our Motion to Dismiss in the referenced federal securities law case. If the plaintiffs don't agree to dismiss the action voluntarily, then we expect the named officer and director defendants to file a Motion to Dismiss. Based on our information and belief, the claims against the named officer and director defendants are without merit and, if necessary, will be vigorously defended.

We are involved in various other legal proceedings arising in the normal course of conducting business. The resolution of those proceedings is not expected to have a material impact on our results of operations or financial condition.

Executive Officers of the Registrant:
(Ages as of February 26, 2005)

Name	Age	Position With the Company	Years With the Company

Bradbury H. Anderson	55	Vice Chairman and Chief Executive Officer	32
Richard M. Schulze	64	Founder and Chairman of the Board	39
Allen U. Lenzmeier	61	Vice Chairman	21
Brian J. Dunn	44	President — Retail, North America	20
Kevin T. Layden	44	President and Chief Operating Officer — Best Buy Canada	8
Shari L. Ballard	38	Executive Vice President — Human Capital and Leadership	12
Ronald D. Boire	43	Executive Vice President — General Merchandise Manager	2
Thomas C. Healy	43	Executive Vice President — Best Buy for Business	15
Darren R. Jackson	40	Executive Vice President — Finance and Chief Financial Officer	5
Michael A. Linton	48	Executive Vice President — Consumer and Brand Marketing and Chief Marketing Officer	6
Michael London	56	Executive Vice President — Sourcing and Alliances	9
John C. Walden	45	Executive Vice President — Customer Business Group	6
Robert A. Willett	58	Executive Vice President — Operations	1
Susan S. Hoff	40	Senior Vice President and Chief Communications Officer	22
Joseph M. Joyce	53	Senior Vice President — General Counsel and Assistant Secretary	14

Bradbury H. Anderson has been a director since August 1986 and is currently our Vice Chairman and Chief Executive Officer. He assumed the responsibility of Chief Executive Officer in June 2002, having previously served as President and Chief Operating Officer since April 1991. He has been employed in various capacities with us since 1973. In addition, he serves on the board of the Retail Industry Leaders Association, as well as on the boards of the American Film Institute, Junior Achievement, Minnesota Public Radio and Waldorf College.

Richard M. Schulze is a founder of Best Buy. He has been an officer and director from our inception in 1966 and currently is Chairman of the Board. Effective in June 2002, he relinquished the duties of Chief Executive Officer, an office he had held since February 1983. He is on the Board of Trustees of the University of St. Thomas, chairman of its Executive and Institutional Advancement Committee, and a member of its Board Affairs Committee. Mr. Schulze is also chairman of the Board of Governors of the University of St. Thomas Business School.

Allen U. Lenzmeier has been a director since February 2001. He joined us in 1984 and is currently our Vice Chairman. Prior to his promotion to his current position, he served as President and Chief Operating Officer from 2002 to 2004, President of Best Buy Retail Stores from 2001 to 2002 and as Executive Vice President and Chief Financial Officer from 1991 to 2001. He serves on the board of UTStarcom, Inc. He is also a national trustee for the Boys and Girls Clubs of America and serves on its Twin Cities board of directors, and serves on the Catholic Community Foundation of the Archdiocese of St. Paul and Minneapolis. Mr. Lenzmeier has announced his intention to retire at the beginning of fiscal 2007, which commences on February 26, 2006.

Brian J. Dunn was named President — Retail, North America in December 2004. Mr. Dunn joined us in 1985 and has served as Executive Vice President, Senior Vice President, Regional Vice President, regional manager, district manager and store manager.

Kevin T. Layden was named President and Chief Operating Officer — Best Buy Canada (formerly Future Shop Ltd.) in 1999. Mr. Layden joined us in 1997 as Vice President — Merchandising. Prior to joining us, he spent approximately 17 years with Circuit City Stores, Inc.

serving in positions of increasing responsibility, including most recently as Assistant Vice President and General Manager for New York.

Shari L. Ballard was named Executive Vice President — Human Capital and Leadership in December 2004. Ms. Ballard joined us in 1993 and has served as Senior Vice President, Vice President, and general and assistant store manager.

Ronald D. Boire joined us in June 2003 as Executive Vice President and General Merchandise Manager. Prior to joining us, he spent 17 years at Sony Electronics Inc., where he held various executive, sales and marketing positions before becoming president of Sony's Personal Mobile Products Company. Most recently, he was president of the Sony Electronics Consumer Sales Company, and was responsible for managing sales and distribution of Sony's consumer electronics products throughout the United States. Mr. Boire also was a member of Sony's operations committee.

Thomas C. Healy was named Executive Vice President — Best Buy for Business in December 2004. Mr. Healy joined us in 1990 and has held positions as President — Best Buy International, Senior Vice President, Regional Vice President, district manager and store manager.

Darren R. Jackson was named Chief Financial Officer in February 2001. Mr. Jackson joined us in 2000 as Senior Vice President — Finance and Treasurer. Prior to that, Mr. Jackson served as chief financial officer of the Full-Line Store Division at Nordstrom, Inc. from 1998 to 2000 and as chief financial officer of Carson Pirie Scott & Co. Inc., a department store chain, from 1996 to 1998. A certified public accountant, Mr. Jackson has 18 years of experience in the retail industry. Mr. Jackson serves as a director of Advanced Auto Parts, Inc. and serves on the Marquette University Board of Trustees.

Michael A. Linton was promoted to Executive Vice President — Consumer and Brand Marketing and Chief Marketing Officer in March 2002. Mr. Linton joined us in 1999 as Senior Vice President — Strategic Marketing. Prior to that, Mr. Linton held positions as vice president of marketing at Remington Products Corporation, a maker of personal care and grooming products; vice president and general manager of a product category at James River Corporation, a manufacturer and marketer of consumer products, food and packaging; and a general manager at Progressive Insurance. Mr. Linton began his career at Procter & Gamble Company. Mr. Linton also serves as a director of Peet's Coffee & Tea.

Michael London was named Executive Vice President — Sourcing and Alliances in December 2004. He served as Executive Vice President — Global Sourcing from February 2004 to December 2004 and Executive Vice President — Customer Centricity from July 2003 to February 2004. Prior to that, he served as Executive Vice President — General Merchandise Manager from 2001 to 2003, as Senior Vice President — General Merchandise from 1998 to 2001 and as Vice President — General Merchandise from 1996 to 1998. Prior to joining us in 1996, Mr. London was a senior vice president for NordicTrack, a fitness equipment manufacturer, and executive vice president for Central Tractor Farm & Country, a specialty farm products retail supplier.

John C. Walden was named Executive Vice President — Customer Business Group in December 2004. Mr. Walden served as Executive Vice President — Human Capital and Leadership from 2002 to 2004 and President of BestBuy.com, Inc. from 1999 to 2002. Prior to joining us in 1999, Mr. Walden served as chief operating officer of Peapod, Inc., an Internet retailer of groceries. Mr. Walden has also held executive positions with Ameritech Corporation, a telecommunications company, and Storage Technology Corporation, a maker of data storage products. Earlier he practiced corporate and securities law with Sidley, Austin, Brown and Wood LLP.

Robert A. Willett became our Executive Vice President — Operations in April 2004. In April 2002, we engaged Mr. Willett as a consultant and special advisor to our Board of Directors on matters relating to operational efficiency and excellence. Prior to that, he was the global managing partner for the retail practice at Accenture LLP, a global management consulting, technology services and outsourcing company, and was also a member of its executive committee. Mr. Willett began his career as a store manager at Marks & Spencer P.L.C., a British department store chain, and has held executive positions at F.W. Woolworth & Co., as well as several other retailers in the United Kingdom.

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

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted during the fourth quarter of the fiscal year ended February 26, 2005, to a vote of security holders, through the solicitation of proxies or otherwise.

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the New York Stock Exchange under the ticker symbol BBY. The table below sets forth the high and low sales prices of our common stock on the New York Stock Exchange during the periods indicated.

	Sales Price
	High	Low

Fiscal 2005
First Quarter	$56.25	$45.15
Second Quarter	54.63	43.87
Third Quarter	62.20	45.86
Fourth Quarter	60.72	50.87
Fiscal 2004
First Quarter	$38.77	$25.55
Second Quarter	52.08	38.60
Third Quarter	62.15	46.21
Fourth Quarter	62.70	48.50

Holders

As of April 25, 2005, there were 2,672 holders of record of Best Buy common stock.

Dividends

In the third quarter of fiscal 2004, our Board of Directors declared the Company's first-ever cash dividend, including the initiation of a regular quarterly cash dividend of $0.10 per common share. A special dividend payment of $0.30 per common share was paid in the fourth quarter of fiscal 2004. In addition, the first regular quarterly cash dividend of $0.10 was paid in the fourth quarter of fiscal 2004, and a quarterly cash dividend has been paid in each subsequent quarter. In the second quarter of fiscal 2005, we increased our quarterly cash dividend from $0.10 to $0.11 per common share effective with the quarterly cash dividend paid in the third quarter of fiscal 2005. The payment of cash dividends is subject to customary legal and contractual restrictions.

Future dividend payments will depend on the Company's earnings, capital requirements, financial condition and other factors considered relevant by our Board of Directors.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In June 2004, our Board of Directors authorized a $500 million share repurchase program. The new program, which became effective on June 24, 2004, terminated and replaced the $400 million share repurchase program authorized by our Board of Directors in fiscal 2000. During the fourth quarter of fiscal 2005, we purchased and retired 467,000 shares at a cost of $26 million. Since the inception of the $500 million share repurchase program in fiscal 2005, we purchased and retired 2.3 million shares at a cost of $118 million. We consider several factors in determining when to make share repurchases including, among other things, our cash needs and the market price of the stock. At the end of fiscal 2005, $382 million of the $500 million originally authorized by our Board of Directors was available for future share repurchases. Cash provided by future operating activities, available cash and cash equivalents, as well as short-term investments, are the expected sources of funding for the share repurchase program.

In April 2005, our Board of Directors authorized the purchase of up to $1.5 billion of our common stock from time to time through open market purchases. This share repurchase program has no stated expiration date. The $1.5 billion share repurchase program terminated and replaced the $500 million share repurchase program authorized by our Board of Directors in June 2004.

The following table presents the total number of shares repurchased during the fourth quarter of fiscal 2005 by fiscal month, the average price paid per share, the number of shares that were purchased as part of a publicly announced repurchase plan, and the approximate dollar value of shares that may yet be purchased pursuant to the $500 million share repurchase program as of the end of fiscal 2005:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)

November 28, 2004, through January 1, 2005	47,313	$59.07	47,313	$405,000,000
January 2, 2005, through January 29, 2005	159,348	56.36	159,348	396,000,000
January 30, 2005, through February 26, 2005	259,870	54.86	259,870	382,000,000

Total Fiscal 2005 Fourth Quarter	466,531	$55.80	466,531	$382,000,000

(1)
Pursuant to a $500 million share repurchase program announced on June 24, 2004.

Additional information regarding our share repurchase program is included in the "Liquidity and Capital Resources" and "Outlook for Fiscal 2006" sections of Management's Discussion and Analysis of Financial Condition and Results of Operations, included as Item 7 of this Annual Report on Form 10-K.

Item 6. Selected Financial Data.

The following table presents our selected financial data. The table should be read in conjunction with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. Certain prior-year amounts have been reclassified to conform to the current-year presentation. All fiscal years presented reflect the classification of Musicland's financial results as discontinued operations.

Five-Year Financial Highlights

$ in millions, except per share amounts

Fiscal Year(1)	2005(2)	2004	2003	2002(3)	2001(3)

Consolidated Statements of Earnings Data
Revenue	$27,433	$24,548	$20,943	$17,711	$15,189
Operating income	1,442	1,304	1,010	908	611
Earnings from continuing operations	934	800	622	570	401
Loss from discontinued operations, net of tax	—	(29)	(441)	—	(5)
Gain (loss) on disposal of discontinued operations, net of tax	50	(66)	—	—	—
Cumulative effect of change in accounting principles, net of tax(4)	—	—	(82)	—	—
Net earnings	984	705	99	570	396
Per Share Data(5)
Continuing operations	$2.79	$2.41	$1.90	$1.77	$1.26
Discontinued operations	—	(0.09)	(1.34)	—	(0.02)
Gain (loss) on disposal of discontinued operations	0.15	(0.20)	—	—	—
Cumulative effect of accounting changes	—	—	(0.25)	—	—
Net earnings	2.94	2.13	0.31	1.77	1.24
Cash dividends declared and paid	0.42	0.40	—	—	—
Common stock price:
High	62.20	62.70	53.75	51.47	59.25
Low	43.87	25.55	16.99	22.42	14.00
Operating Statistics
Comparable store sales change(6)	4.3%	7.1%	2.4%	1.9%	4.9%
Gross profit rate	23.7%	23.9%	23.6%	20.0%	18.5%
Selling, general and administrative expense rate	18.4%	18.6%	18.8%	14.9%	14.5%
Operating income rate	5.3%	5.3%	4.8%	5.1%	4.0%
Year-End Data
Current ratio(7)	1.4	1.3	1.3	1.2	1.1
Total assets(7)	$10,294	$8,652	$7,694	$7,367	$4,840
Long-term debt, including current portion(7)	600	850	834	820	296
Total shareholders' equity	4,449	3,422	2,730	2,521	1,822
Number of stores
U.S. Best Buy stores	668	608	548	481	419
Magnolia Audio Video stores	20	22	19	13	13
International stores	144	127	112	95	—
Total retail square footage (000s)
U.S. Best Buy stores	28,260	26,421	24,243	21,599	19,010
Magnolia Audio Video stores	194	218	189	133	133
International stores	3,139	2,800	2,375	1,923	—
(1)
Fiscal 2001 included 53 weeks. All other periods presented included 52 weeks.

Footnotes continue on page 22.

$ in millions, except per share amounts

(footnotes continued)

(2)
During the fourth quarter of fiscal 2005, following a review of our lease accounting practices, we recorded a cumulative charge of $36 pre-tax ($23 after-tax) to correct our accounting for certain operating lease matters. Additionally, we established a sales return liability which reduced gross profit by $15 pre-tax ($10 after-tax). Finally, we reclassified certain transportation and distribution costs from selling, general and administrative expenses to cost of goods sold and reclassified comparable amounts for prior periods to conform to the current presentation.

(3)
During the third quarter of fiscal 2002, we acquired Future Shop Ltd. During the fourth quarter of fiscal 2001, we acquired Musicland Stores Corporation and Magnolia Hi-Fi, Inc., which began doing business as Magnolia Audio Video during fiscal 2004. The results of operations of these businesses are included from their respective dates of acquisition. Musicland's financial results are included in discontinued operations.

(4)
Effective on March 3, 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. During fiscal 2003, we completed the required goodwill impairment testing and recognized an after-tax, noncash impairment charge of $40 that is reflected in our fiscal 2003 financial results as a cumulative effect of a change in accounting principle. Also effective on March 3, 2002, we changed our method of accounting for vendor allowances in accordance with Emerging Issues Task Force (EITF) Issue No. 02-16, Accounting by a Reseller for Cash Consideration Received from a Vendor. The change resulted in an after-tax, noncash charge of $42 that also is reflected in our fiscal 2003 financial results as a cumulative effect of a change in accounting principle. Refer to Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. Prior fiscal years have not been restated to reflect the pro forma effects of these changes.

(5)
Earnings per share is presented on a diluted basis and reflects a three-for-two stock split in May 2002. During the fourth quarter of fiscal 2005, we adopted Emerging Issues Task Force (EITF) Issue No. 04-08, The Effect of Contingently Convertible Instruments on Diluted Earnings per Share. The calculation of diluted earnings per share assumes the conversion of our convertible debentures, due in 2022, into 5.8 million shares of common stock and adds back the related after-tax interest expense. Prior fiscal years have been restated to reflect the adoption of EITF Issue No. 04-08.

(6)
Comprised of revenue at stores and Web sites operating for at least 14 full months, as well as remodeled and expanded locations. Relocated stores are excluded from the comparable store sales calculation until at least 14 full months after reopening. Acquired stores are included in the comparable store sales calculation beginning with the first full quarter following the first anniversary of the date of acquisition. The calculation of the comparable store sales percentage gain excludes the impact of fluctuations in foreign currency exchange rates.

In the third quarter of fiscal 2004, we refined our methodology for calculating our comparable store sales percentage change. It now reflects the impact of non-point-of-sale (non-POS) revenue transactions. We refined our comparable store sales calculation in light of changes in our business. Previously, our comparable store sales calculation was based on store POS revenue. The comparable store sales changes for fiscal 2005 and fiscal 2004 have been computed using the refined methodology. The comparable store sales changes for prior fiscal years have not been computed using the refined methodology. Refining the methodology for calculating our comparable store sales percentage change did not impact previously reported revenue, net earnings or cash flows.

(7)
Includes both continuing and discontinued operations. The current ratio is calculated by dividing total current assets by total current liabilities.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

We believe transparency and understandability are the primary goals of successful financial reporting. We remain committed to continuously increasing the transparency of our financial reporting, providing our shareholders with informative financial disclosures and presenting an accurate view of our financial position and operating results.

In accordance with Section 404 of the Sarbanes-Oxley Act of 2002, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our internal control over financial reporting and concluded that such controls were effective as of February 26, 2005. Our independent registered public accounting firm expressed an unqualified opinion on management's assessment on the effectiveness of our internal control over financial reporting. Management's report on the effectiveness of our internal control over financial reporting and the related report of our independent registered public accounting firm are included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in nine sections:

  •
  Overview

  •
  Strategic Initiatives

  •
  Results of Operations

  •
  Liquidity and Capital Resources

  •
  Off-Balance-Sheet Arrangements and Contractual Obligations

  •
  Critical Accounting Estimates

  •
  New Accounting Standards

  •
  Quarterly Results and Seasonality

  •
  Outlook for Fiscal 2006

We believe our MD&A should be read in conjunction with the Consolidated Financial Statements and related Notes included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Overview

Best Buy Co., Inc. is a specialty retailer of consumer electronics, home-office products, entertainment software, appliances and related services.

We operate two reportable segments: Domestic and International. The Domestic segment is comprised of the operations of U.S. Best Buy and Magnolia Audio Video. U.S. Best Buy stores offer a wide variety of consumer electronics, home-office products, entertainment software, appliances and related services, operating 668 stores in 48 states and the District of Columbia at the end of fiscal 2005. Magnolia Audio Video stores offer high-end audio and video products and services from 20 stores located in California, Washington and Oregon at the end of fiscal 2005. Magnolia Audio Video was acquired in the fourth quarter of fiscal 2001.

The International segment was established in connection with our acquisition of Future Shop in the third quarter of fiscal 2002. At the end of fiscal 2005, the International segment consisted of 114 Future Shop stores operating throughout all Canadian provinces and 30 Canadian Best Buy stores operating in Ontario, Alberta, British Columbia, Manitoba and Saskatchewan. Future Shop and Canadian Best Buy stores offer products and services similar to those offered by U.S. Best Buy stores, although Canadian Best Buy stores do not sell appliances.

In support of our retail store operations, we also operate Geek Squad, a provider of in-home computer repair, support and installation services, Web sites for each of our brands (BestBuy.com, BestBuyCanada.ca, FutureShop.ca, MagnoliaAV.com and GeekSquad.com) and an outlet store on eBay.

Strategic Initiatives

During fiscal 2005, we advanced four strategic initiatives that we believe will further enhance our business model over the next several years and contribute to us achieving our annual operating income rate goal of 7% of revenue for fiscal 2008. The four strategic initiatives are:

  •
  Customer Centricity

  •
  Efficient Enterprise

  •
  Win with Service

  •
  Win in Entertainment

Before we discuss each of our four strategic initiatives in greater detail, we'd like to first provide an update on our 7% operating income rate goal. During fiscal 2004, we announced our goal of increasing our annual operating income rate to 7% of revenue for fiscal 2007, while continuing to deliver double-digit revenue growth. While we still are focused on delivering an annual operating income rate of 7% of revenue, we now believe that it is more likely to be attained for fiscal 2008, rather than fiscal 2007. We extended this timeframe due to the expected impact of the adoption of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (123(R)), which we plan to adopt effective for the first quarter of fiscal 2006, as well as the need to make additional investments in our business in the short-term in order to achieve our long-term goals. We believe that it is critical to accelerate our customer centricity initiative, expand our services business, boost retention of employees, add individualized marketing capabilities, and simplify our supply chain and information technology systems.

Our operating income rate for fiscal 2005 was 5.3% of revenue, consistent with our operating income rate for fiscal 2004. In order to accomplish our goal of increasing our annual operating income rate to 7% of revenue for fiscal 2008, we believe we must increase the profitability of our International segment; improve our supply chain, global sourcing, merchandising and pricing effectiveness; realize the anticipated benefits from our efficient enterprise strategy; and successfully roll out our customer centricity initiative. We believe that increasing our International segment's annual operating income rate to 5% of revenue would add up to 0.4% of revenue to our consolidated annual operating income rate. In addition, we believe that supply chain improvements, such as more accurate demand forecasting and direct importing, as well as sourcing opportunities and private-labeled products, could add up to 0.5% of revenue to our annual operating income rate. Next, we believe the strategic relationships we formed in 2004 with Accenture LLP (Accenture), discussed in greater detail below, could increase our annual operating income rate by as much as 0.5% of revenue. Further, we believe that our organic growth through the customer centricity initiative will generate significant comparable store sales gains, which could help us leverage our cost structure and could increase our annual operating income rate by approximately 0.5% of revenue. Additionally, the lessons learned in rolling out our segmented stores will be applied as we convert additional existing U.S. Best Buy stores to the customer centricity operating model.

Our progress toward achieving the goal of an annual 7% operating income rate is not expected to be perfectly linear; however, we expect to make progress each fiscal year. Finally, we remain focused on double-digit revenue growth and an earnings growth rate of at least 15%.

Customer Centricity

Our customers are at the core of all of our business strategies, and our customer centricity initiative is the most important of our four strategic initiatives. In short, customer centricity means focusing on the customer. The customer centricity initiative includes identifying profitable customer segments, tailoring our store experience to satisfy their needs, and training our employees to think and behave as owner/operators. We believe that we can extend our competitive advantage by engaging more fully with our customers, offering them broader and deeper assortments than our competitors, and supporting their shopping experiences with a full array of services. Our goal is to maximize every customer touch point, including store visits, phone calls, online visits and in-home visits.

We believe the customer centricity operating model offers our customers a richer in-store experience, including better shopping assistance as well as more of the products and services they want. Customer centricity empowers employees to recognize unique sets of customers and to build offerings and experiences to meet their needs. Our employees also like this model because it gives them more power to make decisions about how to satisfy their customers. Over time, we believe that our customer centricity initiative will attract new customer segments to our stores, which would leverage our existing assets.

In October 2004, we converted 67 U.S. Best Buy stores to the customer centricity operating model. At the end of fiscal 2005, a total of 85 U.S. Best Buy stores were operating under the customer centricity model, including 18 lab stores which continue to develop ideas to serve customers better. During fiscal 2006, we plan to open or convert 150 to 200 additional U.S. Best Buy stores to the customer centricity operating model. Each of these stores is expected to include elements designed to appeal to one or two of our five existing key customer segments, including affluent professional males, young entertainment enthusiasts who appreciate a digital lifestyle, upscale suburban moms, families who are practical technology adopters and small businesses with fewer than 20 employees. In addition, during fiscal 2006 we anticipate rolling out key elements of customer centricity to all of our other U.S. Best Buy stores. Finally, we are planning to complete the conversion of all of our U.S. Best Buy stores to the customer centricity operating model within three years.

The successful rollout of our customer centricity initiative is a critical component in our goal of increasing our annual operating income rate to 7% of revenue for fiscal 2008. For the portion of fiscal 2005 in which they operated under the customer centricity operating model, the 67 segmented stores collectively reported a comparable stores sales increase of 8.2%, compared with a comparable store sales gain of 1.9% at other U.S. Best Buy stores during the same period. Further, as expected the gross profit rate at the 67 stores, collectively, was higher than that of other U.S. Best Buy stores for the portion of fiscal 2005 in which they operated under the customer centricity operating model, driven primarily by a more profitable revenue mix. However, due to one-time conversion costs and a higher expense structure, the selling, general and administrative expenses (SG&A) rate for the 67 stores, collectively, was higher than that of other U.S. Best Buy stores for the same period, resulting in an operating income rate for the period that was less than that of other U.S. Best Buy stores.

We continue to make improvements in our customer centricity operating model, including refining our store labor model. We believe the profitability of stores operating under the customer centricity platform will improve over time, similar to our historical experience with new-store openings.

Efficient Enterprise

The purpose of our efficient enterprise initiative is to reduce our cost structure, increase our speed to market and improve the returns we achieve on our capital investments.

During fiscal 2005, we completed a comprehensive evaluation of our information technology capabilities. We concluded that new, flexible systems that could support business innovation were needed for us to continue to compete effectively in the rapidly changing retail environment. We then began to evaluate strategic options for delivering information technology and other corporate support services. After considering various options and conducting due diligence, we engaged Accenture in July 2004 to provide us with consulting services, as well as support and development services in the information technology area, to further enable our anticipated transformation to a more efficient, customer-centric business model. We selected Accenture based on our historical track record of successful joint projects and our confidence in Accenture's ability to help us deliver results.

Under our July 2004 seven-year agreement with Accenture, Accenture will manage and further develop the full scope of our information technology operations. As part of the agreement, we plan to optimize our supply chain management capabilities, enhance the vendor management of our customer call centers, expand the functionality of our Web sites and improve the reporting for our customer centricity initiative. We expect the agreement with Accenture will result in a new and easier-to-manage operating platform that will reduce our risk and cost structure, including our total cost of ownership for information technology systems.

Our other fiscal 2005 efficient enterprise accomplishments included:

  •
  Engaged Accenture to assist us with improving our operational capabilities and reducing our costs in the human resources area

  •
  Reduced fixed headcount

  •
  Lowered health care costs

  •
  Increased the productivity of our store labor

  •
  Reduced the cost to construct new retail store locations, and

  •
  Changed our retail field organization structure and made certain changes to our executive organization structure designed to accelerate our business strategy by aggregating resources in three key growth areas: retail sales channels, customer business groups (including our customer centricity initiative), and the development of future growth platforms.

We anticipate that the efficient enterprise initiative will enable us to improve our annual operating income rate by as much as 0.5% of revenue.

Win with Service

Our customers' technology needs are becoming more complex with the rapid development of new products. In addition, consumers wish to manage their movies, music, photographs and games centrally and to access them through multiple devices throughout their home. Our win with service initiative focuses on creating a market-leadership position in delivering lifestyle-based solutions for our customers. We are committed to selling, installing and supporting technologies that create an integrated digital home. We believe this approach will differentiate us from many of our competitors who sell technology products, but do not provide installation and support services. Our goal is to create a life-long relationship with our customers and deliver to them a broad product selection, home integration capabilities, service and technology upgrades. By expanding and strengthening our service offerings, we believe that we will boost customer traffic, raise our gross profit rate and improve customer loyalty while strengthening our competitive advantage.

Geek Squad, our 24-hour rapid-response computer support task force, is now available in every U.S. and Canadian Best Buy store. We employ nearly 7,000 Geek Squad agents, and in fiscal 2006, we expect to add another 5,000 agents. Our goal is to make Geek Squad North America's largest provider of in-home computer repair, support and installation services. We also intend to expand our in-home integration services and to offer new Geek Squad services — including network installations, server installations and server maintenance services — to small businesses in select markets. During fiscal 2006, we are planning to strengthen our home theater installation business based on what we have learned from the Geek Squad. Our goal is to deliver the ultimate experience in home theater for our customers.

Win in Entertainment

Our fourth strategic initiative is focused on gaining market share in the rapidly changing entertainment software product group. This product group includes music, movies, video game hardware and software, computer software, subscriptions and other related products. The development and delivery of entertainment products have undergone significant changes in recent years. Our win in entertainment initiative includes supporting the development and delivery of new entertainment-related products through multiple distribution channels to increase our market share. We want to be the consumer's preferred choice when purchasing entertainment products. Our strategy for achieving this goal continues to focus on selection, offering customers a wide variety of products and services, and helping customers match the service and technology for the best-possible experience.

In support of this initiative, we continued to increase our offerings of online entertainment services and subscriptions in fiscal 2005. We also offered an exclusive music DVD from Elton John. During fiscal 2006, we expect to grow our market share in entertainment software by devoting more selling space in our stores to DVDs and video games, and capitalizing on the introduction of new video game hardware. We also anticipate continuing to enhance our entertainment offerings, including the introduction of tailored market assortments, and to pursue exclusive arrangements.

Results of Operations

Fiscal 2005 Accounting and Tax Items

During fiscal 2005, certain accounting and tax items affected our reported financial results and the comparability of those results with other periods. These items included the correction of our accounting for leases, the establishment of a sales return liability, the resolution and clarification of various tax matters and the adoption of Emerging Issues Task Force (EITF) Issue No. 04-08, The Effect of Contingently Convertible Instruments on Diluted Earnings per Share. Each of these items is explained more fully below.

First, we conducted a review of our lease accounting practices in light of the views expressed by the Securities and Exchange Commission (SEC) in its letter dated February 7, 2005, to the American Institute of Certified Public Accountants Center for Public Company Audit Firms. In the letter, the SEC expressed its views regarding certain operating lease accounting matters and the related interpretation/application of these matters under existing GAAP. Following our review, we recorded a cumulative fourth-quarter charge of $36 million pre-tax ($23 million after-tax, or $0.07 per diluted share) to correct our accounting for certain operating lease matters. Of the $36 million pre-tax charge, $15 million was recorded as an increase to SG&A, while the remaining $21 million was recorded as an increase to interest expense. We determined that no restatement was required due to the immaterial impact of the errors on current and prior periods. The adjustment increased our SG&A rate by 0.1% of revenue for fiscal 2005. For additional discussion on the correction of our accounting for leases, see Note 7, Leases, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Second, we established a sales return liability. The sales return liability represented the gross profit related to consumer purchases expected to be returned after the end of an accounting period. Historically, the year-over-year impact of consumer returns was not material. The establishment of the sales return liability reduced our gross profit for fiscal 2005 by $15 million pre-tax ($10 million after-tax, or $0.03 per diluted share) and reduced fiscal 2005 revenue by $65 million. The establishment of the sales return liability did not affect our gross profit rate for fiscal 2005.

Third, due to the favorable resolution and clarification of certain federal and state income tax matters, we reduced our effective income tax rate for continuing operations to 35.3% for fiscal 2005. In addition, we recorded a $50 million tax benefit in our results from discontinued operations. The $50 million tax benefit related to our former Musicland subsidiary and was the result of the favorable resolution of outstanding tax matters with the Internal Revenue Service. The Musicland tax benefit resulted in an increase to net earnings of $0.15 per diluted share for fiscal 2005.

Finally, we adopted EITF Issue No. 04-08. The calculation of diluted earnings per share for fiscal 2005 assumes the conversion of our convertible debentures, due in 2022, into 5.8 million shares of our common stock, and adds back the related after-tax interest of $6.5 million. The adoption of EITF Issue No. 04-08 reduced diluted earnings per share by $0.03 for fiscal 2005. Prior-year amounts have been adjusted to conform to the current-year presentation.

Unless otherwise noted, this MD&A relates only to results from continuing operations. All periods presented reflect the classification of Musicland's financial results as discontinued operations.

Fiscal 2005 Summary

•
Earnings from continuing operations for fiscal 2005 increased 17% to $934 million, or $2.79 per diluted share, compared with $800 million, or $2.41 per diluted share, for fiscal 2004. The increase was driven primarily by revenue growth, including a comparable store sales gain of 4.3%, and a decrease in our SG&A rate, and was partially offset by a decrease in our gross profit rate. In addition, earnings from continuing operations for fiscal 2005 benefited from net interest income of $1 million, compared with net interest expense of $8 million for the prior fiscal year, and a lower effective income tax rate due to the resolution and clarification of state and federal tax matters.

•
Revenue for fiscal 2005 increased 12% to $27.4 billion, compared with $24.5 billion for the prior fiscal year. The increase reflected market share gains and was driven by the addition of 78 new stores in the past 12 months, a full of year of revenue from stores added in fiscal 2004, the 4.3% comparable store sales increase and the favorable effect of fluctuations in foreign currency exchange rates.

•
Our gross profit rate for fiscal 2005 declined by 0.2% of revenue to 23.7% of revenue, down from 23.9% of revenue for fiscal 2004. The decrease was due primarily to a more promotional environment compared with the prior fiscal year.

•
Our SG&A rate for fiscal 2005 declined by 0.2% of revenue to 18.4% of revenue, down from 18.6% of revenue for the prior fiscal year. The improvement was due primarily to reduced performance-based incentive compensation, expense leverage (as revenue increased at a faster rate than operating expenses) from the 4.3% comparable store sales gain and the addition of new stores, and the realization of cost savings from our efficient enterprise initiative.

•
Effective with the cash dividend paid in the third quarter of fiscal 2005, we increased our quarterly cash dividend by 10% to $0.11 per common share. During fiscal 2005, we made four dividend payments totaling $0.42 per common share, or $137 million in the aggregate.

•
During fiscal 2005, we purchased and retired 3.8 million shares at a cost of $200 million pursuant to our share repurchase programs.

•
Also in June 2004, we redeemed all of our convertible debentures due in 2021 for $355 million. No gain or loss was incurred.

•
During 2004, we entered into agreements with Accenture for consulting, as well as support and development services in the human resources and information technology areas, to further enable our anticipated transformation to a more efficient, customer-centric business model.

Consolidated Results

The following table presents selected consolidated financial data for each of the past three fiscal years ($ in millions, except per share amounts):

Consolidated Performance Summary	2005	2004(1)	2003(1)

Revenue	$27,433	$24,548	$20,943
Comparable stores sales % gain(2)	4.3%	7.1%	2.4%
Gross profit as % of revenue	23.7%	23.9%	23.6%
SG&A as % of revenue	18.4%	18.6%	18.8%
Operating income	$1,442	$1,304	$1,010
Operating income as % of revenue	5.3%	5.3%	4.8%
Earnings from continuing operations	$934	$800	$622
Gain (loss) from discontinued operations, net of tax	50	(95)	(441)
Cumulative effect of change in accounting principles, net of tax	—	—	(82)
Net earnings	984	705	99
Diluted earnings per share — continuing operations(3)	$2.79	$2.41	$1.90
Diluted earnings per share(3)	$2.94	$2.13	$0.31

Note: All periods presented reflect the classification of Musicland's financial results as discontinued operations.

(1)
Certain amounts have been reclassified to conform to the current presentation. These reclassifications had no effect on operating income, net earnings, financial position or cash flows. During fiscal 2005, we reclassified from SG&A into cost of goods sold certain expenses related to operating our distribution network, consisting primarily of handling and transportation costs related to moving merchandise from our distribution centers to our stores. We believe that the revised presentation provides greater consistency for investors by aligning the classification of our distribution costs with the practices of many other retailers.

(2)
Comprised of revenue at stores and Web sites operating for at least 14 full months, as well as remodeled and expanded locations. Relocated stores are excluded from the comparable store sales calculation until at least 14 full months after reopening. The calculation of the comparable store sales percentage gain excludes the impact of fluctuations in foreign currency exchange rates.

During fiscal 2004, we refined our methodology for calculating our comparable store sales percentage gain to reflect the impact of non-point-of-sale (non-POS) revenue transactions. We refined our comparable store sales calculation methodology in light of changes in our business. Previously, our comparable store sales calculation was based on store POS revenue. The comparable store sales percentage gains for fiscal 2005 and fiscal 2004 have been computed based on the refined methodology. The comparable store sales percentage gain for fiscal 2003 has not been computed using the refined methodology. Refining the methodology for calculating our comparable store sales percentage gain did not impact previously reported revenue, net earnings or cash flows.

(3)
Diluted earnings per share for fiscal 2004 and fiscal 2003 have been restated to reflect the adoption of EITF Issue No. 04-08.

Continuing Operations

Fiscal 2005 Results Compared With Fiscal 2004

Earnings from continuing operations for fiscal 2005 were $934 million, or $2.79 per diluted share, a 17% increase from $800 million, or $2.41 per diluted share, for fiscal 2004. The improvement was driven primarily by an increase in revenue, including a comparable store sales gain of 4.3%, and an improvement in our SG&A rate, and was partially offset by a decrease in our gross profit rate. In addition, earnings from continuing operations for fiscal 2005 benefited from net interest income of $1 million, compared with net interest expense of $8 million for the prior fiscal year, and a lower effective income tax rate due to the resolution and clarification of outstanding income tax matters.

Revenue for fiscal 2005 increased 12% to $27.4 billion, compared with $24.5 billion for fiscal 2004. The increase resulted from the addition of 61 U.S. Best Buy, 11 Canadian Best Buy and six Future Shop stores in the past 12 months; a full year of revenue from new stores added in fiscal 2004; the 4.3% comparable store sales gain; and the favorable effect of fluctuations in foreign currency exchange rates. The addition of new stores during the past two fiscal years accounted for approximately three-fifths of the revenue increase for fiscal 2005; the comparable store sales gain accounted for nearly two-fifths of the revenue increase; and the favorable effect of fluctuations in foreign currency exchange rates accounted for the remainder of the revenue increase.

We believe our comparable store sales performance for fiscal 2005 reflected improved in-store execution, including our ability to increase the close rate and average ticket, which more than offset customer traffic declines in our stores. In addition, our fiscal 2005 comparable store sales gain benefited from continued demand for digital products and our effective advertising and promotional campaigns, including a full year of Reward Zone, our customer loyalty program introduced in the second quarter of fiscal 2004. Products having the largest impact on our fiscal 2005 comparable store sales gain included digital televisions, MP3 players, digital cameras and accessories, notebook computers, DVDs and major appliances. We believe the increase in revenue from digital products reflected the continued consumer migration to and increased affordability of digital products, while the increase in notebook computers was driven primarily by consumers' continued attraction to the portability of these products.

Our gross profit rate for fiscal 2005 declined to 23.7% of revenue, a 0.2% of revenue decrease compared with 23.9% of revenue for fiscal 2004. The decrease was due primarily to a more promotional environment compared with the prior fiscal year, including a full year of impact from and increased membership in Reward Zone. Reward Zone contributed to the revenue gain for the fiscal year, but reduced the fiscal 2005 gross profit rate by approximately 0.5% of revenue, compared with a 0.3% of revenue reduction in the gross profit rate for the prior fiscal year. In addition, our gross profit rate was affected by a higher level of promotional activity initiated to increase revenue and stem customer traffic declines, a trend we believe was experienced throughout the consumer electronics retail industry. The increase in promotional activity was partially offset by the increase of services revenue in the revenue mix, as services carry a higher gross profit rate, and benefits from our global sourcing initiative which enabled us to improve margins through lower product costs.

At the end of fiscal 2005, we had more than 4.7 million Reward Zone members, compared with more than 2.5 million at the end of fiscal 2004. We continue to believe in the merits of Reward Zone as a vehicle for building customer loyalty. Further, we believe the insights gained from this program are important as we continue to pursue our customer centricity initiative. Under the terms of the program, members earn points for each qualifying purchase completed at U.S. Best Buy stores. After accumulating the required point total, members are awarded a certificate that may be redeemed on future purchases. Certificates awarded to Reward Zone members expire 90 days after issuance. Beginning in October 2004, Reward Zone members were required to spend $150 to earn a $5 certificate redeemable on future purchases. Previously, Reward Zone members earned a $5 certificate after spending $125.

In accordance with EITF Issue No. 00-22, Accounting for "Points" and Certain Other Time-Based or Volume-Based

Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future, the value of points earned by Reward Zone members is recorded as a liability and a reduction of revenue. The value of points earned by our loyalty program members is included as a liability and a reduction of revenue at the time the points are earned based on the percentage of points that are projected to be redeemed based on historical experience.

During fiscal 2005, we reclassified from SG&A into cost of goods sold certain expenses related to operating our distribution network, consisting primarily of handling and transportation costs related to moving merchandise from our distribution centers to our stores. We believe that the revised presentation provides greater consistency for investors by aligning the classification of our distribution costs with the practices of many other retailers and is consistent with current accounting guidance. However, because retailers do not uniformly record costs of operating their supply chain between cost of goods sold and SG&A, our gross profit rate and SG&A rate may not be comparable to certain other retailers. For additional information regarding costs classified in cost of goods sold and SG&A, refer to Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. Prior years' financial statements have been reclassified to conform to the current presentation.

Our SG&A rate for fiscal 2005 declined by 0.2% of revenue to 18.4% of revenue, down from 18.6% of revenue for the prior fiscal year. The improvement was due primarily to reduced performance-based incentive compensation, expense leverage from the comparable store sales gain and the addition of new stores, and the realization of cost savings from our efficient enterprise initiative. Our fiscal 2005 SG&A rate also benefited from favorable settlements with two credit card companies. These factors were partially offset by additional expenses associated with our customer centricity initiative, and charges to correct our accounting for leases and for the settlement of litigation which, collectively, increased our SG&A rate for fiscal 2005 by approximately 0.2% of revenue.

Fiscal 2004 Results Compared With Fiscal 2003

Earnings from continuing operations for fiscal 2004 increased 29% to $800 million, or $2.41 per diluted share, compared with $622 million, or $1.90 per diluted share, for fiscal 2003. The improvement was driven primarily by an increase in revenue, including a comparable store sales gain of 7.1%, and improvements in both our gross profit rate and our SG&A rate.

Fiscal 2004 revenue increased 17% to $24.5 billion, compared with fiscal 2003 revenue of $20.9 billion. The increase resulted from the addition of 60 U.S. Best Buy, 11 Canadian Best Buy, four Future Shop and three Magnolia Audio Video stores during fiscal 2004; a full year of revenue from new stores opened in fiscal 2003; and the 7.1% comparable store sales gain. For fiscal 2004, the addition of new stores accounted for approximately half of the revenue increase; the comparable store sales gain accounted for approximately two-fifths of the revenue increase; and the favorable effect of fluctuations in foreign currency exchange rates accounted for the remainder of the revenue increase.

Our gross profit rate for fiscal 2004 improved by 0.3% of revenue to 23.9% of revenue, versus 23.6% of revenue for fiscal 2003. The improvement was due primarily to gross profit rate improvements within our product groups and a more effective use of promotions in the Domestic segment compared with fiscal 2003. These factors were partially offset by the impact of Reward Zone. We also experienced a more promotional environment in the International segment compared with fiscal 2003.

Our SG&A rate for fiscal 2004 decreased by 0.2% of revenue to 18.6% of revenue, compared with 18.8% of revenue for fiscal 2003. The decrease was due primarily to expense leverage from the comparable store sales gain and the addition of new stores, as well as the realization of cost savings from our efficient enterprise initiative. Our fiscal 2004 SG&A rate also benefited from a one-time gain of approximately $5 million, pre-tax, associated with the sale of equity securities received in connection with a vendor co-marketing agreement. In addition, our fiscal 2004 SG&A rate benefited from the absence of certain costs incurred during fiscal 2003, including lease termination and asset impairment charges associated with vacating our previous corporate facilities, as well as various expenses in our International segment to support strategic initiatives. These factors were partially offset by increased performance-based incentive compensation as a result of our improved year-over-year financial performance and restricted stock grants awarded pursuant to our long-term incentive compensation program, as well as spending on our customer centricity initiative. Other offsetting factors included reduced funding received from vendor alliance programs and technology asset impairment charges.

Segment Performance

Domestic

The following table presents selected financial data for the Domestic segment for each of the past three fiscal years ($ in millions):

Segment Performance Summary (unaudited)	2005	2004	2003

Revenue	$24,616	$22,225	$19,303
Comparable stores sales % gain(1)	4.4%	7.4%	2.4%
Gross profit as % of revenue(2)	23.8%	24.1%	23.7%
SG&A as % of revenue(2)	18.2%	18.4%	18.5%
Operating income	$1,393	$1,267	$1,002
Operating income as % of revenue	5.7%	5.7%	5.2%

Note: All periods presented reflect the classification of Musicland's financial results as discontinued operations.

(1)
Comprised of revenue at stores and Web sites operating for at least 14 full months, as well as remodeled and expanded locations. Relocated stores are excluded from the comparable store sales calculation until at least 14 full months after reopening.

During fiscal 2004, we refined our methodology for calculating our comparable store sales percentage gain to reflect the impact of non-point-of-sale (non-POS) revenue transactions. We refined our comparable store sales calculation methodology in light of changes in our business. Previously, our comparable store sales calculation was based on store POS revenue. The comparable store sales percentage gains for fiscal 2005 and fiscal 2004 have been computed based on the refined methodology. The comparable store sales percentage gain for fiscal 2003 has not been computed using the refined methodology. Refining the methodology for calculating our comparable store sales percentage gain did not impact previously reported revenue, net earnings or cash flows.

(2)
During fiscal 2005, we reclassified from SG&A into cost of goods sold certain expenses related to operating our distribution network, consisting primarily of handling and transportation costs related to moving merchandise from our distribution centers to our stores. We believe that the revised presentation provides greater consistency for investors by aligning the classification of our distribution costs with the practices of many other retailers. Prior-year amounts have been reclassified to conform to the current-year presentation. The reclassification had no impact on previously reported operating income, net earnings, financial position or cash flows.

Our Domestic segment reported operating income for fiscal 2005 of $1.4 billion, or 5.7% of revenue, compared with $1.3 billion, or 5.7% of revenue, for fiscal 2004. The Domestic segment's operating income rate for fiscal 2005 benefited from revenue gains, including a 4.4% comparable store sales increase, and a decrease in the SG&A rate of 0.2% of revenue, and was offset by a decrease in the gross profit rate of 0.3% of revenue.

Revenue for our Domestic segment increased to $24.6 billion for fiscal 2005, an 11% increase over fiscal 2004 revenue of $22.2 billion. Nearly three-fifths of the increase for fiscal 2005 was due to the addition of new stores in the past two fiscal years. The remainder of the revenue increase was attributable to the 4.4% comparable store sales gain.

We believe the comparable store sales performance of our Domestic segment for fiscal 2005 reflected improved in-store execution, including our ability to increase the close rate and average ticket, which more than offset customer traffic declines in our stores. In addition, we believe our fiscal 2005 comparable store sales benefited from continued demand for digital products and our effective advertising and promotional campaigns, including a full year of our Reward Zone customer loyalty program.

All four of our product groups posted comparable store sales gains for fiscal 2005 in the Domestic segment. The consumer electronics group posted a high single-digit comparable store sales gain for the fiscal year driven primarily by sales of digital products, including digital televisions, MP3 players and digital cameras and accessories. These gains reflect continued consumer preference for and the increased affordability of these products. These increases were partially offset by declines in sales of analog televisions. A low single-digit comparable store sales gain in the home-office group was driven primarily by sales of notebook computers, reflecting consumers' continued attraction to the portability of these products. The entertainment software group recorded a comparable store sales gain in the low single digits driven primarily by increased revenue from DVDs and computer software, which was partially offset by decreased sales in video gaming and CDs. The mid-single-digit comparable store sales increase in the appliances group was driven primarily by increased sales of major appliances, resulting in part from expanded assortments, and was partially offset by comparable store sales declines in other products (e.g., small appliances) within the appliances group.

The Domestic segment's gross profit rate declined to 23.8% of revenue for fiscal 2005, a decrease of 0.3% compared with 24.1% of revenue for fiscal 2004. The decrease was due primarily to a more promotional environment compared with the prior fiscal year, including a full year of impact from and increased membership in Reward Zone. Reward Zone contributed to the revenue gain for the fiscal year, but reduced the fiscal 2005 gross profit rate by approximately 0.6% of revenue, compared with a 0.3% of revenue reduction in the gross profit rate for the prior fiscal year. In addition, our gross profit rate was affected by a higher level of promotional activity initiated to increase revenue and stem customer traffic declines, a trend we believe was experienced throughout the consumer electronics retail industry. The increase in promotional activity was partially offset by the increase of services revenue in the revenue mix, as services carry a higher gross profit rate, and benefits from our global sourcing initiative which enabled us to improve margins through lower product costs.

The fiscal 2005 SG&A rate for the Domestic segment declined by 0.2% of revenue to 18.2% of revenue, down from 18.4% of revenue for the prior fiscal year. The improvement was due primarily to reduced performance-based incentive compensation, expense leverage from the comparable store sales gain and the addition of new stores, and the realization of cost savings from our efficient enterprise initiative. Our fiscal 2005 SG&A rate also benefited from favorable settlements with two credit card companies. These factors were partially offset by additional expenses associated with our customer centricity initiative, and charges to correct our accounting for leases and for settlement of litigation which, collectively, increased our Domestic segment's SG&A rate for fiscal 2005 by approximately 0.2% of revenue.

The following table reconciles Domestic stores open at the beginning and end of fiscal 2005:

	Total Stores at End of Fiscal 2004	Stores Opened	Stores Closed	Total Stores at End of Fiscal 2005

U.S. Best Buy	608	61	1	668
Magnolia Audio Video	22	—	2	20

Total	630	61	3	688

Note: During fiscal 2005, we converted 67 existing U.S. Best Buy stores to our customer centricity format and relocated six other U.S. Best Buy stores. No other U.S. Best Buy stores were relocated or remodeled during fiscal 2005. At the end of fiscal 2005, we operated 668 U.S. Best Buy stores in 48 states and the District of Columbia. No Magnolia Audio Video stores were relocated or remodeled during fiscal 2005. At the end of fiscal 2005, we operated 20 Magnolia Audio Video stores in California, Washington and Oregon.

The following table reconciles Domestic stores open at the beginning and end of fiscal 2004:

	Total Stores at End of Fiscal 2003	Stores Opened	Stores Closed	Total Stores at End of Fiscal 2004

U.S. Best Buy	548	60	—	608
Magnolia Audio Video	19	3	—	22

Total	567	63	—	630

Note: We relocated four and remodeled three U.S. Best Buy stores during fiscal 2004. At the end of fiscal 2004, we operated 608 U.S. Best Buy stores in 48 states and the District of Columbia. One Magnolia Audio Video store was remodeled during fiscal 2004. At the end of fiscal 2004, we operated 22 Magnolia Audio Video stores in California, Washington and Oregon.

International

The following table presents selected financial data for the International segment for each of the past three fiscal years ($ in millions):

Segment Performance Summary (unaudited)	2005	2004(1)	2003(1)

Revenue	$2,817	$2,323	$1,640
Comparable stores sales % gain(2)	3.3%	4.7%	4.3%
Gross profit as % of revenue	22.5%	22.2%	23.0%
SG&A as % of revenue	20.7%	20.6%	22.5%
Operating income	$49	$37	$8
Operating income as % of revenue	1.7%	1.6%	0.5%
(1)
Certain amounts have been reclassified to conform to the current presentation. These reclassifications had no effect on operating income, net earnings, financial position or cash flows. During fiscal 2005, we reclassified from SG&A into cost of goods sold certain expenses related to operating our distribution network, consisting primarily of handling and transportation costs related to moving merchandise from our distribution centers to our stores. We believe that the revised presentation provides greater consistency for investors by aligning the classification of our distribution costs with the practices of many other retailers.

(2)
Comprised of revenue at stores and Web sites operating for at least 14 full months, as well as remodeled and expanded locations. Relocated stores are excluded from the comparable store sales calculation until at least 14 full months after reopening. The calculation of the comparable store sales percentage gain excludes the impact of fluctuations in foreign currency exchange rates.

During fiscal 2004, we refined our methodology for calculating our comparable store sales percentage gain to reflect the impact of non-point-of-sale (non-POS) revenue transactions. We refined our comparable store sales calculation methodology in light of changes in our business. Previously, our comparable store sales calculation was based on store POS revenue. The comparable store sales percentage gains for fiscal 2005 and fiscal 2004 have been computed based on the refined methodology. The comparable store sales percentage gain for fiscal 2003 has not been computed using the refined methodology. Refining the methodology for calculating our comparable store sales percentage gain did not impact previously reported revenue, net earnings or cash flows.

The International segment generated operating income of $49 million, or 1.7% of revenue, for fiscal 2005, an increase of 34% compared with $37 million, or 1.6% of revenue, for the prior fiscal year. The improvement was due primarily to revenue gains, including a 3.3% comparable store sales increase for the fiscal year, and an improved gross profit rate, and was partially offset by an increase in the SG&A rate.

The International segment reported revenue of $2.8 billion for fiscal 2005, an increase of 21% compared with $2.3 billion for the prior fiscal year. New-store additions in the past two fiscal years accounted for approximately half of the revenue increase for the fiscal year. The favorable effect of fluctuations in foreign currency exchange rates accounted for approximately one-third of the revenue increase, and the 3.3% comparable store sales gain accounted for the remainder of the revenue increase. The comparable store sales increase reflected market share gains and was driven by increased revenue from MP3 players, notebook computers, digital televisions and digital cameras.

The International segment's gross profit rate was 22.5% of revenue for fiscal 2005, an increase from 22.2% of revenue for the prior fiscal year. The increase was due primarily to gross profit rate improvements resulting from increased vendor allowances and reduced markdowns, and was partially offset by an early contract termination penalty paid to a third-party product warranty insurance provider. The SG&A rate for the International segment increased to 20.7% of revenue for fiscal 2005, compared with 20.6% of revenue for fiscal 2004. The increase was due primarily to the absence of favorable settlements realized in the prior fiscal year related to previously established legal and location closing liabilities. The fiscal 2004 favorable settlements did not have a significant effect on fiscal 2004 consolidated earnings from continuing operations. In addition, our fiscal 2005 SG&A rate was affected by a charge to correct our accounting for leases. These factors were partially offset by expense leverage resulting from new-store openings and the comparable store sales gain, as well as a reduction in advertising expense as a percentage of revenue.

During the fourth quarter of fiscal 2005, we completed our annual impairment testing of goodwill and the Future Shop tradename. Based on expectations for the business and the prevailing retail environment, we determined that no impairment existed. However, if future results are not consistent with our assumptions and estimates, or if we ever were to discontinue the use of the Future Shop tradename as a result of abandoning our dual-branding strategy in Canada or otherwise, we may be exposed to an impairment charge in the future.

The following table reconciles International stores open at the beginning and end of fiscal 2005:

	Total Stores at End of Fiscal 2004	Stores Opened	Stores Closed	Total Stores at End of Fiscal 2005

Future Shop	108	6	—	114
Canadian Best Buy	19	11	—	30

Total	127	17	—	144

Note: During fiscal 2005, we relocated four Future Shop stores. No Canadian Best Buy stores were relocated or remodeled during fiscal 2005. At the end of fiscal 2005, we operated 114 Future Shop stores throughout all Canadian provinces and 30 Canadian Best Buy stores in Ontario, Alberta, British Columbia, Manitoba and Saskatchewan.

The following table reconciles International stores open at the beginning and end of fiscal 2004:

	Total Stores at End of Fiscal 2003	Stores Opened	Stores Closed	Total Stores at End of Fiscal 2004

Future Shop	104	4	—	108
Canadian Best Buy	8	11	—	19

Total	112	15	—	127

Note: During fiscal 2004, we relocated five Future Shop stores. No Canadian Best Buy stores were relocated or remodeled during fiscal 2004. At the end of fiscal 2004, we operated 108 Future Shop stores throughout all Canadian provinces and 19 Canadian Best Buy stores in Ontario, Alberta and Manitoba.

Discontinued Operations

On March 25, 2005, we received notification from the Internal Revenue Service (IRS) of a favorable resolution of outstanding tax matters regarding the disposition of our interest in Musicland. Based on the agreement with the IRS, we recognized a $50 million tax benefit in fiscal 2005.

The sale of Musicland during fiscal 2004 resulted in an after-tax loss on the disposal of discontinued operations totaling $66 million. The results of discontinued operations for fiscal 2004 are included through the date of the sale, June 16, 2003. Fiscal 2003 results from discontinued operations are for the entire fiscal year. For additional information regarding discontinued operations, refer to Note 2, Discontinued Operations, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

The results from discontinued operations for the past three fiscal years are as follows ($ in millions):

Discontinued Operations Performance Summary (unaudited)	2005	2004	2003

Revenue	$—	$354	$1,727
Operating loss	—	(46)	(238)
Interest expense	—	—	(6)

Loss before income tax benefit	—	(46)	(244)
Income tax benefit(1)	—	(17)	(119)

Loss before the disposal and the cumulative effect of accounting changes	—	(29)	(125)
Gain (loss) on disposal of discontinued operations(2)	50	(66)	—
Cumulative effect of changes in accounting principles, net of $5 tax(3)	—	—	(316)

Gain (loss) from discontinued operations, net of tax	$50	$(95)	$(441)

(1)
Fiscal 2003 included a $25 million tax benefit resulting from the differences between the bases of assets and liabilities for financial reporting and income tax purposes at acquisition, which were expected to be realized upon the disposition of Musicland.

(2)
Fiscal 2005 gain on disposal of discontinued operations represents the reversal of valuation allowances on deferred tax assets. Fiscal 2004 loss on disposal of discontinued operations is net of $25 million tax benefit offset by a $25 million valuation allowance.

(3)
In the first quarter of fiscal 2003, we recorded an after-tax, noncash impairment charge of $308 million for the full write-off of goodwill related to our acquisition of Musicland, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, which was adopted effective on March 3, 2002. In addition, we recorded an after-tax, noncash charge of $8 million for the change in our method of accounting for vendor allowances in accordance with EITF No. 02-16, Accounting by a Reseller for Cash Consideration Received from a Vendor.

Additional Consolidated Results

Net Interest Income (Expense)

We reported net interest income of $1 million for fiscal 2005, compared with net interest expense of $8 million for fiscal 2004. The change in net interest income (expense) was primarily a result of higher yields on short-term investments, higher average investment balances and the repayment in June 2004 of our convertible debentures due in 2021. These factors were partially offset by a charge of $21 million to correct our accounting for leases.

Net interest expense increased to $8 million for fiscal 2004, compared with net interest income of $4 million for fiscal 2003. The increase was primarily a result of the allocation of interest expense to discontinued operations for fiscal 2003. In addition, net interest expense increased approximately $4 million for fiscal 2004 as a result of interest expense related to the construction of our new corporate campus that was capitalized during fiscal 2003.

For additional information regarding net interest income (expense), refer to Note 6, Net Interest Income (Expense), of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Effective Income Tax Rate

Our effective income tax rate decreased to 35.3% for fiscal 2005, compared with 38.3% for fiscal 2004. The decrease in the effective income tax rate for fiscal 2005 was due to various state and federal tax matters described below.

During fiscal 2005, we reduced our tax contingencies reserve due to the favorable resolution and clarification of certain federal and state income tax matters, including a favorable ruling from the IRS and the completion of IRS and certain state tax audits for fiscal 2000 through fiscal 2002.

Our effective income tax rate decreased to 38.3% for fiscal 2004, down from 38.7% for fiscal 2003. The decrease was due primarily to a lower effective state income tax rate.

Impact of Inflation and Changing Prices

The impact of inflation and changing prices has not been material to our revenue or earnings from continuing operations in any of the last three fiscal years. Highly competitive market conditions and the general economic environment minimized inflation's impact on the selling prices of our products and our expenses. In addition, price deflation and the continued commoditization of key technology products affects our ability to increase our gross profit rate.

Liquidity and Capital Resources

Summary

We ended fiscal 2005 with $3.3 billion of cash and cash equivalents and short-term investments, an increase from $2.6 billion at the end of fiscal 2004. Working capital, the excess of current assets over current liabilities, increased to $1.9 billion at the end of fiscal 2005, compared with $1.2 billion at the end of fiscal 2004.

Cash equivalents consist of highly liquid investments with original maturities of 90 days or less. Short-term investments were comprised of municipal and United States government debt securities with original maturities greater than 90 days but less than one year. In accordance with our investment policy, we place our investments in debt securities with issuers who have high-quality credit and limit the amount of investment exposure to any one issuer. We seek to preserve principal and minimize exposure to interest-rate fluctuations by limiting default risk, market risk and reinvestment risk.

Historically, we have classified investments in auction-rate debt securities as cash and cash equivalents based on our ability to market and sell these investments at periodic interest rate reset dates. Despite the long-term stated maturities of auction-rate debt securities, the interest rates on these investments are reset periodically in an auction process that generally occurs every 90 days or less, resulting in a highly liquid market for such securities. We have liquidated these investments at the periodic interest rate reset dates as necessary to fund current operations. To classify auction-rate debt securities as a cash equivalent, the stated maturity of the security must generally be within three months of the date of purchase.

In the fourth quarter of fiscal 2005, we reviewed the classification of our auction-rate debt securities. Based on this review, we reclassified these securities from cash and cash equivalents to short-term investments or long-term investments, as appropriate. Prior-year amounts have been reclassified to conform to the current-year presentation. The reclassification had no effect on previously reported total assets or net earnings.

Our liquidity is affected by restricted cash balances that are pledged as collateral or restricted to use for general liability insurance, workers' compensation insurance and warranty programs. Restricted cash balances, which are included in other current assets, totaled $158 million and $27 million as of February 26, 2005, and February 28, 2004, respectively.

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for each of the past three fiscal years ($ in millions):

Fiscal Year	2005	2004	2003

Total cash provided by (used in):
Operating activities	$1,841	$1,369	$778
Investing activities	(1,166)	(1,358)	(910)
Financing activities	(459)	(87)	30
Effect of exchange rate changes on cash	9	1	—
Discontinued operations (net)	—	(53)	(79)

Increase (decrease) in cash and cash equivalents	$225	$(128)	$(181)

Note: See consolidated statements of cash flows included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for additional information.

Operating Activities

Cash provided by operating activities was $1.8 billion for fiscal 2005, compared with $1.4 billion for fiscal 2004 and $778 million for fiscal 2003. The improvement in operating cash flows for fiscal 2005, compared with the prior fiscal year, was due primarily to an increase in cash provided from changes in operating assets and liabilities, as well as increased earnings from continuing operations.

Earnings from continuing operations increased to $934 million for fiscal 2005, compared with $800 million for fiscal 2004. The changes in operating assets and liabilities were due primarily to increases in accounts payable, accrued income taxes and other liabilities, which were partially offset by increased merchandise inventories and other assets. The increase in accounts payable resulted primarily from higher business volumes and the timing of vendor payments. The increase in accounts payable was consistent with the increase in merchandise inventories. Accrued income taxes increased due primarily to the increase in earnings from continuing operations, as well as a reduction in tax benefits realized in fiscal 2005, as compared to fiscal 2004, related to the sale of our former Musicland subsidiary. The increase in other liabilities resulted primarily from growth in our business, including increases in gift card liabilities and deferred revenue. Merchandise inventories increased in fiscal 2005, due primarily to the addition of new stores and changes in product mix, including expanded assortments of digital imaging, home theater and computing products. The increased inventory levels also reflected our efforts to improve in-stock positions in product groups that have been driving our revenue growth. The increase in other assets was due primarily to an increase in workers' compensation deposits, as well as an increase in deposits with Canadian tax authorities.

Investing Activities

Cash used in investing activities was $1.2 billion for fiscal 2005, compared with $1.4 billion and $910 million for fiscal 2004 and fiscal 2003, respectively. The change for fiscal 2005 was due primarily to decreased net purchases of short-term and long-term investments in debt securities, as well as reduced capital spending in fiscal 2005 as a result of completing the construction of our new corporate headquarters in April 2003 and the timing of new store projects. Refer to the "Capital Expenditures" section of this MD&A for additional information. In fiscal 2005, we used cash for the construction of new retail locations, information systems, distribution center improvements and other store projects, including the conversion of 67 U.S. Best Buy stores to our customer centricity platform. The primary purposes of the cash investment activity were to support our expansion plans, improve our operational efficiency and enhance shareholder value.

Financing Activities

Cash used in financing activities was $459 million for fiscal 2005, compared with $87 million for fiscal 2004 and cash provided by financing activities of $30 million for fiscal 2003. The change from fiscal 2004 to fiscal 2005 was due primarily to the redemption in June 2004 of our convertible debentures due in 2021 for $355 million and repurchases of our common stock, which were partially offset by increased proceeds from the issuance of common stock in connection with our stock-based compensation programs. During fiscal 2005, we repurchased $200 million of our common stock pursuant to stock repurchase programs authorized by our Board of Directors in fiscal 2005 and fiscal 2000.

Discontinued Operations

Net cash used in discontinued operations was $0 for fiscal 2005, compared with $53 million for fiscal 2004 and $79 million for fiscal 2003. There was no cash used in discontinued operations in fiscal 2005 due to the sale of our interest in Musicland during the second quarter of fiscal 2004.

Sources of Liquidity

Funds generated by operating activities, available cash and cash equivalents, and short-term investments continue to be our most significant sources of liquidity. We believe funds generated from the expected results of operations, available cash and cash equivalents, and short-term investments will be sufficient to finance anticipated expansion plans and strategic initiatives for the next fiscal year. In addition, our revolving credit facilities are available for additional working capital needs or investment opportunities. There can be no assurance, however, that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under our revolving credit facilities.

In December 2004, we entered into an agreement for a $200 million revolving credit facility that is guaranteed by certain of our subsidiaries. The new revolving credit facility expires on December 22, 2009, and replaced a $200 million revolving credit facility that was to expire on March 21, 2005. Borrowings under the new revolving credit facility are unsecured and bear interest at rates specified in the agreement. As of February 26, 2005, and February 28, 2004, $139 million and $197 million, respectively, were available under these facilities. There were no borrowings outstanding under either of these facilities for any period presented. However, outstanding letters of credit reduced amounts available under these facilities.

We also have inventory financing programs through which certain suppliers receive payments from a designated finance company on invoices we owe them. At February 26, 2005, and February 28, 2004, $68 million and $70 million, respectively, were outstanding and $157 million and $140 million, respectively, were available for use under these inventory financing facilities.

In March 2004, our International segment entered into an agreement for a $20 million revolving demand facility, of which $16 million is available from February through July and $20 million is available from August through January of each year. There is no set expiration date for this facility. There were no borrowings outstanding under this facility at February 26, 2005. Outstanding letters of credit and letters of guarantee reduced the amount available under this facility to $15 million at February 26, 2005. All borrowings under this facility are made available at the sole discretion of the lender and are payable on demand. Borrowings under this facility are unsecured and bear interest at rates specified in the agreement. The agreement for this facility contains certain reporting and operating covenants. This facility replaced a $41 million unsecured credit facility, which was canceled on March 1, 2004. There were no borrowings outstanding under this facility at February 28, 2004.

Our ability to access our credit facilities is subject to our compliance with the terms and conditions of the credit facilities, including financial covenants. The financial covenants require us to maintain certain financial ratios. At the end of fiscal 2005, we were in compliance with all such covenants. In the event we were to default on any of our other debt, it would constitute a default under our credit facilities as well.

We offer our customers extended financing through a third-party financial institution. The third-party institution assumes the risk of collection from our customers and has no recourse against us for any uncollectible amounts. Generally, these financing offers allow customers to purchase products with repayment terms ranging from 90 days to 24 months without a finance charge. Our contract with the third-party financial institution extends through January 2009. If the contract were to be terminated prior to January 2009, we believe we could contract with an alternative third-party financial institution or directly provide our customers with extended financing.

Our credit ratings as of April 29, 2005, were as follows:

Rating Agency	Rating	Outlook

Fitch(1)	BBB	Positive
Moody's(2)	Baa3	Positive
Standard & Poor's(3)	BBB	Stable
(1)
In February 2005, Fitch Ratings revised its outlook to positive from stable and affirmed our BBB rating. The outlook revision is based on our improving operating performance and strong balance sheet.

(2)
In March 2005, Moody's Investors Service revised its outlook to positive from stable and affirmed our Baa3 rating. The outlook revision is based on the success of our initiatives to increase market share while boosting profit margins.

(3)
In February 2005, Standard & Poor's Ratings Services revised its rating from BBB- with a positive outlook to BBB with a stable outlook based on our operating performance and liquidity levels, improved credit metrics and expectations that we will continue to apply a moderate financial policy in the management of our strategic growth opportunities.

Factors that can impact our credit ratings include changes in our operating performance, the economic environment, conditions in the retail and consumer electronics industries, our financial position and changes in our business strategy. We do not currently foresee any reasonable circumstances under which our credit ratings would be significantly downgraded. If a downgrade were to occur, it could adversely impact, among other things, our future borrowing costs, access to capital markets, vendor financing terms and future new-store occupancy costs. In addition, the conversion rights of the holders of our convertible subordinated debentures could be accelerated if our credit ratings were to be downgraded.

Capital Expenditures

A component of our long-term strategy is our capital expenditure program. This program includes, among other things, investments in new stores, store remodeling, store relocations and expansions, new distribution facilities and information technology enhancements. During fiscal 2005, we invested $502 million in property and equipment, including opening 78 new stores; converting 67 stores to our customer centricity operating model; relocating 10 stores; completing construction of our new Oklahoma distribution center; completing the expansion of our Ontario distribution center; and information technology systems improvements. Capital expenditures are funded through cash provided by operating activities, as well as available cash and cash equivalents and short-term investments.

Refer to the "Outlook for Fiscal 2006" section of this MD&A for information on our capital expenditure plans for fiscal 2006.

The following table presents our capital expenditures for each of the past three fiscal years ($ in millions):

Fiscal Year	2005	2004	2003

New stores	$182	$215	$219
Store-related projects(1)	145	111	96
Corporate campus(2)	—	29	131
Information technology	115	112	185
Other	60	78	94

Total capital expenditures	$502	$545	$725

(1)
Includes store remodels, relocations and/or expansions, as well as various merchandising projects.

(2)
Construction of our new corporate campus was completed during fiscal 2004.

Debt and Capital

In January 2002, we sold convertible subordinated debentures having an aggregate principal amount of $402 million. The proceeds from the offering, net of $6 million in offering expenses, were $396 million. The debentures mature in 2022 and are callable at par, at our option, for cash on or after January 15, 2007. Holders may require us to purchase all or a portion of their debentures on January 15, 2007; January 15, 2012; and January 15, 2017, at a purchase price equal to 100% of the principal amount of the debentures plus accrued and unpaid interest up to but not including the date of purchase. We have the option to settle the purchase price in cash, stock, or a combination of cash and stock. The debentures will be convertible into shares of our common stock at a conversion rate of 14.4927 shares per $0.001 principal amount of debentures, equivalent to an initial conversion price of $69.00 per share, if the closing price of our common stock exceeds a specified price for a specified period of time, if our credit rating falls below specified levels, if the debentures are called for redemption or if certain specified corporate transactions occur. At February 26, 2005, none of the criteria for conversion had been met. However, upon the adoption for fiscal 2005 of EITF Issue No. 04-08, the calculation of our diluted earnings per share now includes the conversion of our convertible debentures into 5.8 million shares of our common stock, and adds back related after-tax interest of $6.5 million. The adoption of EITF Issue No. 04-08 reduced diluted earnings per share by $0.03 for fiscal 2005. Prior-year amounts have been restated to conform to the current-year presentation. The debentures have an initial interest rate of 2.25% per annum. The interest rate may be reset, but not below 2.25% or above 3.25%, on July 15, 2006; July 15, 2011; and July 15, 2016. One of our subsidiaries has guaranteed the convertible debentures.

In June 2004, we redeemed our convertible debentures due in 2021 for $355 million. During the fourth quarter of fiscal 2005, in connection with the review of our lease accounting practices, we recorded a $107 million financing lease obligation for leases that did not qualify for sale-leaseback accounting treatment.

We also have a master lease program which was used for the purpose of constructing and leasing new retail locations. At the end of fiscal 2005, $55 million in leases related to new stores were outstanding under the master lease program. The master lease program was completed in fiscal 2003 and there has been no further new-store development under this program. On May 4, 2005, we repaid the outstanding balance of $54 million on the master lease program.

Share Repurchases and Dividends

In June 2004, our Board of Directors authorized a $500 million share repurchase program. The new program, which became effective on June 24, 2004, terminated and replaced a $400 million share repurchase program authorized by our Board of Directors in fiscal 2000. During fiscal 2005, we purchased and retired 2.3 million shares at a cost of $118 million under the $500 million share repurchase program, and 1.6 million shares at a cost of $82 million under the $400 million share repurchase program.

In April 2005, our Board of Directors authorized the purchase of up to $1.5 billion of our common stock from time to time through open market purchases. This share repurchase program has no stated expiration date. The $1.5 billion share repurchase program terminated and replaced the $500 million share repurchase program authorized by our Board of Directors in June 2004.

During fiscal 2004, we purchased and retired 1.8 million shares at a cost of $100 million under the $400 million share repurchase program. No share repurchases were made during fiscal 2003.

We consider several factors in determining when to make share repurchases, including among other things, our cash needs and the market price of our stock. We expect that cash provided by future operating activities, as well as available cash and cash equivalents and short-term investments, will be the sources of funding for the share repurchase program. Additional information on our share repurchase program is included in Item 5, Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, of this Annual Report on Form 10-K.

In the third quarter of fiscal 2004, our Board of Directors declared the Company's first-ever cash dividends, including the initiation of a regular quarterly cash dividend. Effective with the cash dividend authorized for payment by our Board of Directors in the third quarter of fiscal 2005, we increased the quarterly cash dividend by 10% to $0.11 per common share. During fiscal 2005, we made four dividend payments totaling $0.42 per common share, or $137 million in the aggregate.

During fiscal 2005, we returned a total of $337 million to shareholders through share repurchases and dividend payments.

Off-Balance-Sheet Arrangements and Contractual Obligations

Other than operating leases, we do not have any off-balance-sheet financing. We finance a portion of our new-store development program through sale-leaseback transactions, which involve selling stores to unrelated parties and then leasing the stores back under leases that are accounted for as operating leases in accordance with GAAP. A summary of our operating lease obligations by fiscal year is included in the "Contractual Obligations" section below.

Our debt-to-capitalization ratio, which represents the ratio of total debt, including the current portion of long-term debt, to total capitalization (total debt plus total shareholders' equity), improved to 12% at the end of fiscal 2005, compared with 20% at the end of fiscal 2004. The improvement was due primarily to the redemption in June 2004 of our convertible debentures due in 2021 for $355 million and an increase in shareholders' equity. We view our debt-to-capitalization ratio as an important indicator of our creditworthiness. Our adjusted debt-to-capitalization ratio, including capitalized operating lease obligations (rental expense for all operating leases multiplied by eight), was 51% at the end of fiscal 2005, compared with 57% at the end of fiscal 2004.

Our adjusted debt-to-capitalization ratio, including capitalized operating lease obligations, is considered a non-GAAP financial measure and is not in accordance with, or preferable to, the ratio determined in accordance with GAAP. However, we have included this information as we believe that our adjusted debt-to-capitalization ratio, including capitalized operating lease obligations, is important for understanding our operations and provides meaningful additional information about our ability to service our long-term debt and other fixed obligations, and to fund our future growth. In addition, we believe our adjusted debt-to-capitalization ratio, including capitalized operating lease obligations, is relevant because it enables investors to compare our indebtedness to retailers who own, rather than lease, their stores. Our decision to own or lease real estate is based on an assessment of our financial liquidity, our capital structure, our desire to own or to lease the location, the owner's desire to own or to lease the location and the alternative that results in the highest return to our shareholders.

The most directly comparable GAAP financial measure to our adjusted debt-to-capitalization ratio, including capitalized operating lease obligations, is our debt-to-capitalization ratio. Our debt-to-capitalization ratio excludes capitalized operating lease obligations in both the numerator and denominator of the calculation in the table below.

The following table presents a reconciliation of the numerator and denominator used in the calculation of our adjusted debt-to-capitalization ratio, including capitalized operating lease obligations ($ in millions):

Fiscal Year	2005	2004

Debt (including current portion)	$600	$850
Capitalized operating lease obligations (8 times rental expense)	4,007	3,746

Total debt (including capitalized operating lease obligations)	$4,607	$4,596

Debt (including current portion)	$600	$850
Capitalized operating lease obligations (8 times rental expense)	4,007	3,746
Total shareholders' equity	4,449	3,422

Adjusted capitalization	$9,056	$8,018

Debt-to-capitalization ratio	12%	20%
Adjusted debt-to-capitalization ratio (including capitalized operating lease obligations)	51%	57%

Contractual Obligations

The following table presents information regarding our contractual obligations by fiscal year ($ in millions):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-term debt obligations	$425	$2	$408	$12	$3
Capital lease obligations	13	5	4	3	1
Master lease obligations	55	55	—	—	—
Financing lease obligations	107	10	17	19	61
Interest payments	218	23	37	32	126
Operating lease obligations	5,850	541	1,065	997	3,247
Purchase obligations(1)	1,514	689	404	259	162
Deferred compensation(2)	—	—	—	—	—

Total	$8,182	$1,325	$1,935	$1,322	$3,600

Note: For more information refer to Note 4, Debt; Note 7, Leases; and Note 11, Contingencies and Commitments, respectively, in the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

(1)
Purchase obligations include agreements to purchase goods or services that are enforceable, are legally binding and specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations do not include agreements that are cancelable without penalty. Additionally, although they are not legally binding agreements, we included open purchase orders in the table above. Substantially all open purchase orders are fulfilled within 30 days.

(2)
Included in other long-term liabilities on our consolidated balance sheet at February 26, 2005, is a $64 million obligation for deferred compensation. As the specific payment dates for the deferred compensation is unknown, related balances have not been reflected in the above table.

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with GAAP. In connection with the preparation of our financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

Our significant accounting policies are discussed in Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. Management believes that the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results, and they require management's most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. Management has reviewed these critical accounting estimates and related disclosures with the Audit Committee of our Board of Directors.

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions

Inventory Reserves

We value our inventory at the lower of the average cost of the inventory or fair market value through the establishment of markdown and inventory loss reserves.

Our markdown reserve represents the excess of the carrying value, typically average cost, over the amount we expect to realize from the ultimate sale or other disposal of the inventory.

Our inventory loss reserve represents anticipated physical inventory losses (e.g., theft) that have occurred since the last physical inventory date. Independent physical inventory counts are taken on a regular basis to ensure that the inventory reported in our consolidated financial statements is properly stated. During the interim period between physical inventory counts, we reserve for anticipated physical inventory losses on a location-by-location basis.

Our markdown reserve contains uncertainties because the calculation requires management to make assumptions and to apply judgment regarding forecasted consumer demand, the promotional environment, inventory aging and technological obsolescence.

Our inventory loss reserve contains uncertainties because the calculation requires management to make assumptions and to apply judgment regarding a number of factors, including historical results and current inventory loss trends.

We have not made any material changes in the accounting methodology used to establish our markdown or inventory loss reserves during the past three fiscal years.

We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our markdown reserve. However, if estimates regarding consumer demand are inaccurate or changes in technology affect demand for certain products in an unforeseen manner, we may be exposed to losses or gains that could be material. A 10% difference in our actual markdown reserve at February 26, 2005, would have affected net earnings by approximately $3 million for the fiscal year ended February 26, 2005.

We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our inventory loss reserve. However, if our estimates regarding physical inventory losses are inaccurate, we may be exposed to losses or gains that could be material. A 10% difference in actual physical inventory losses reserved for at February 26, 2005, would have affected net earnings by approximately $5 million for the fiscal year ended February 26, 2005.

Self-Insured Liabilities

We are self-insured for certain losses related to health, workers' compensation, general liability and auto insurance. However, we obtain third-party insurance coverage to limit our exposure to these claims.

When estimating our self-insured liabilities, we consider a number of factors, including historical claims experience, demographic factors, severity factors and valuations provided by independent third-party actuaries.

Periodically, management reviews its assumptions and the valuations provided by independent third-party actuaries to determine the adequacy of our self-insured liabilities.

Our self-insured liabilities contain uncertainties because the calculation requires management to make assumptions regarding and apply judgment to estimate the ultimate cost to settle reported claims and claims incurred but not reported as of the balance sheet date.

We have not made any material changes in the accounting methodology used to establish our self-insured liabilities during the past three fiscal years.

We do not believe there is a reasonable likelihood that there will be a material change in the future assumptions or estimates we use to calculate our self-insured liabilities. However, if actual results are not consistent with our assumptions and estimates, we may be exposed to losses or gains that could be material.

A 10% change in our self-insured liabilities at February 26, 2005, would have affected net earnings by approximately $5 million for the fiscal year ended February 26, 2005.

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

Our cash flows are discounted using a risk-free interest rate that coincides with the remaining lease term. Our estimate of future cash flows is based on historical experience; our analysis of the specific real estate market, including input from independent real estate firms; and economic conditions that can be difficult to predict.
The calculation of our location closing liability contains uncertainties because it requires management to make assumptions regarding and to apply judgment to estimate the timing and duration of future vacancy periods, the amount and timing of future settlement payments, and the amount and timing of potential future sublease rental income. When making these assumptions, management considers a number of factors, including historical settlement experience, the owner of the property, the location and condition of the property, the terms of the underlying lease, the specific marketplace demand and general economic conditions.
We have not made any material changes in the accounting methodology used to establish our location closing liability during the past three fiscal years.

We do not believe there is a reasonable likelihood that there will be a material change in the future assumptions or estimates we use to calculate our location closing liability. However, if actual results are not consistent with our assumptions and estimates, we may be exposed to losses or gains that could be material.

A 10% change in our location closing liability at February 26, 2005, would have affected net earnings by approximately $2 million for the fiscal year ended February 26, 2005.

Long-Lived Assets

Long-lived assets other than goodwill and indefinite-lived intangible assets, which are separately tested for impairment, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

When evaluating long-lived assets for potential impairment, we first compare the carrying value of the asset to the asset's estimated future cash flows (undiscounted and without interest charges). If the estimated future cash flows are less than the carrying value of the asset, we calculate an impairment loss. The impairment loss calculation compares the carrying value of the asset to the asset's estimated fair value, which may be based on estimated future cash flows (discounted and with interest charges). We recognize an impairment loss if the amount of the asset's carrying value exceeds the asset's estimated fair value. If we recognize an impairment loss, the adjusted carrying amount of the asset becomes its new cost basis. For a depreciable long-lived asset, the new cost basis will be depreciated (amortized) over the remaining useful life of that asset.

Using the impairment evaluation methodology described herein, we recorded long-lived asset impairment charges totaling $22 million, in the aggregate, during the fiscal year ended February 26, 2005.
Our impairment loss calculations contain uncertainties because they require management to make assumptions regarding and to apply judgment in estimating future cash flows and asset fair values, including forecasting useful lives of the assets and selecting the discount rate that reflects the risk inherent in future cash flows.
We have not made any material changes to our impairment loss assessment methodology during the past three fiscal years.

We do not believe there is a reasonable likelihood that there will be a material change in the future assumptions or estimates we use to calculate long-lived asset impairment losses. However, if actual results are not consistent with our assumptions and estimates used in estimating future cash flows and asset fair values, we may be exposed to additional impairment losses that could be material.

Goodwill and Intangible Assets

We evaluate goodwill and the Future Shop tradename for impairment annually and whenever events or changes in circumstances indicate the carrying value of the goodwill or the Future Shop tradename may not be recoverable. We complete our impairment evaluation by performing internal valuation analyses, considering other publicly available market information and using an independent valuation firm.

In the fourth quarter of fiscal 2005, we completed our annual impairment testing of goodwill and the Future Shop tradename using the methodology described herein, and determined there was no impairment.

The carrying value of goodwill as of February 26, 2005, was $513 million. The carrying value of the Future Shop tradename as of February 26, 2005, was $40 million.
We determine fair value using widely accepted valuation techniques, including discounted cash flow and market multiple analyses. These types of analyses contain uncertainties because they require management to make assumptions and estimates regarding industry economic factors and the profitability of future business strategies. It is our policy to conduct impairment testing based on our current business strategy in light of present industry and economic conditions, as well as future expectations.
Effective with the adoption of SFAS No. 142, Goodwill and Other Intangible Assets, at the beginning of fiscal 2003, we eliminated the systematic amortization of goodwill and began testing goodwill and the Future Shop tradename for impairment at least annually. We have not made any other changes to our impairment loss assessment methodology during the past three fiscal years.

We do not believe there is a reasonable likelihood that there will be a material change in the future assumptions or estimates we use to calculate goodwill impairment losses. However, if actual results are not consistent with our assumptions and estimates, we may be exposed to a goodwill impairment charge.

We do not believe there is a reasonable likelihood that there will be a material change in the future assumptions or estimates we use to calculate Future Shop tradename impairment losses. However, if actual results are not consistent with our assumptions and estimates, or if we ever were to discontinue the use of the Future Shop tradename as a result of abandoning our dual-branding strategy in Canada or otherwise, we may be exposed to an impairment charge.
Tax Contingencies
Like most companies, domestic and foreign tax authorities periodically audit our income tax returns. These audits include questions regarding our tax filing positions, including the timing and amount of deductions and the allocation of income among various tax jurisdictions. At any one time, multiple tax years are subject to audit by the various tax authorities. In evaluating the exposures associated with our various tax filing positions, we record reserves for probable exposures. A number of years may elapse before a particular matter, for which we have established a reserve, is audited and fully resolved. When the actual result of a settlement with tax authorities differs from our established reserve for a matter, we adjust our tax contingencies reserve and income tax provision in the period in which the income tax matter is resolved.	The estimate of our tax contingencies reserve contains uncertainties because management must use judgment to estimate the exposures associated with our various filing positions. Our effective income tax rate is also affected by changes in law, the location of new stores or business ventures, the level of earnings and the results of tax audits.

Although management believes that the judgments and estimates discussed herein are reasonable, actual results could differ, and we may be exposed to losses or gains that could be material.

To the extent we prevail in matters for which reserves have been established, or are required to pay amounts in excess of our reserves, our effective income tax rate in a given financial statement period could be materially affected. An unfavorable tax settlement would require use of our cash and result in an increase in our effective income tax rate in the period of resolution. A favorable tax settlement would be recognized as a reduction in our effective income tax rate in the period of resolution.

Revenue Recognition

See Note 1, Summary of Significant Accounting Policies, to the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for a complete discussion of our revenue recognition policies.

Reward Zone, our customer loyalty program, allows members to earn points for each purchase completed at U.S. Best Buy stores. After earning the required point total, members are awarded a certificate that may be redeemed on future purchases. The value of points earned by members is recorded as a liability and a reduction of revenue based on the percentage of points that are projected to be redeemed.

From time to time, we offer customers mail-in rebates valid for a refund of a portion of the price paid for merchandise or services. Rebates are recorded as a reduction of revenue based on the percentage of rebates that are projected to be redeemed.
Our revenue recognition accounting methodology contains uncertainties because management must apply judgment in estimating the number of points expected to be redeemed by members of our customer loyalty program and rebate offers that will be redeemed by customers. Our estimate of the number of points and rebates that will be redeemed is based primarily on historical transaction experience.

We have not made any material changes in the accounting methodology used to recognize revenue during the past three fiscal years.

We do not believe there is a reasonable likelihood that there will be a material change in the future estimates we use to recognize revenue. However, if actual results are not consistent with our estimates, we may be exposed to losses or gains that could be material.

A 10% change in the Reward Zone and rebate liabilities at February 26, 2005, would have affected net earnings by approximately $3 million and $9 million, respectively, for the fiscal year ended February 26, 2005.
Long-Term Incentive Program

We offer a long-term incentive program for certain U.S. employees designed to help us attract and retain employees and to better align employee interests with those of our shareholders. Under the terms of the program, which began in November 2003, eligible employees may receive a mix of restricted stock and stock options issued pursuant to existing shareholder-approved plans. Shares of restricted stock vest at the end of a three-year incentive period based on our total return to shareholders compared with the total return to shareholders of companies comprising the Standard & Poor's (S&P) 500.

Effective with the adoption of SFAS No. 123(R), Share-Based Payment, which we expect will occur for the first quarter of fiscal 2006, we will determine the fair value of restricted stock and recognize the fair value as compensation expense ratably over the three-year vesting period.
At the end of each fiscal quarter, management is required to estimate the percentage of restricted stock that will vest at the end of the three-year incentive period in order to determine the amount of compensation expense to be recognized.

Management's estimate for the percentage of restricted stock that will vest contains uncertainties because it is based on the projected performance of our stock compared with the S&P 500 during the three-year incentive period.

We have not made any material changes in the accounting methodology used to establish our long-term incentive program liability since the program's inception in the third quarter of fiscal 2004.

We do not believe there is a reasonable likelihood that there will be a material change in the future estimates we use to calculate our long-term incentive program liability. However, if actual results are not consistent with our estimates, we may be exposed to losses or gains that could be material.

A 10% difference in the percentage of restricted stock that is projected to vest at the end of the three-year incentive period as of February 26, 2005, would have affected net earnings by approximately $4 million for the fiscal year ended February 26, 2005.

New Accounting Standards

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R). Among other items, SFAS No. 123(R) will require us to recognize compensation expense for all stock-based compensation in our consolidated statements of earnings. In addition, SFAS No. 123(R) will require the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow. The new requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we are unable to estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $60 million, $41 million and $33 million in fiscal 2005, 2004 and 2003, respectively.

SFAS No. 123(R) is effective for fiscal years beginning after June 15, 2005, with early adoption permitted. We expect to implement the new standard beginning with the first quarter of fiscal 2006 using the "modified retrospective" approach which permits us to restate our previously reported consolidated financial statements to reflect previously disclosed pro forma compensation expense in our consolidated financial statements. We estimate the impact of adopting SFAS No. 123(R) to be approximately $0.17 per diluted share for fiscal 2006, compared with $0.14 per diluted share for fiscal 2005. Fiscal 2005 pro forma compensation expense benefited from an increase in the expected participant stock option forfeiture rate. Depending on the model used to calculate stock-based compensation expense in the future, model assumptions, participant forfeitures and other requirements of SFAS No. 123(R), the pro forma disclosure may not be indicative of the stock-based compensation expense that will be recognized in our future financial statements. For additional discussion on our adoption of SFAS No. 123(R), refer to Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs. SFAS No. 151 amends the guidance in Accounting Research Bulletin No. 43, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expenses, freight, handling costs and wasted material (spoilage) costs. SFAS No. 151 requires those items to be excluded from the cost of inventory and expensed when incurred. It also requires the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. We are currently evaluating the impact of adopting SFAS No. 151, but we do not expect it to have a significant impact on our consolidated results of operations or financial position.

FASB Staff Position (FSP) No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision with the American Jobs Creation Act of 2004, was issued in December 2004. This FSP provides guidance on accounting for special reductions in taxes included in the American Jobs Creation Act of 2004 (Act). In particular, the Act allows a one-time decrease in U.S. federal income taxes on repatriated foreign earnings. FSP No. 109-2 clarifies that a company's consideration of the Act does not overrule its prior contention that the foreign earnings were permanently reinvested. Also, FSP No. 109-2 indicates that companies should recognize tax expense when a decision is made to repatriate some or all foreign earnings, and provide disclosure about the possible range of repatriation if the analysis is not yet complete. We have reviewed the provisions of the Act and do not expect to repatriate additional income earned outside the U.S. during fiscal 2006; therefore, we have not recorded any income tax expense as a result of the Act's provisions. For additional discussion of the Act refer to Note 9, Income Taxes, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Quarterly Results and Seasonality

Similar to many retailers, our business is seasonal. Historically, we have realized more of our revenue and earnings in the fiscal fourth quarter, which includes the majority of the holiday selling season, than in any other fiscal quarter. The timing of new-store openings, costs associated with the development of new businesses, as well as general economic conditions may also affect our future quarterly results.

Selected quarterly financial data is included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Fourth-Quarter Accounting and Tax Items

During the fourth quarter of fiscal 2005, certain accounting and tax items affected our reported financial results and the comparability of those results with other periods. These items included the correction of our accounting for leases, the establishment of a sales return liability, the effect of various tax matters and the adoption of EITF Issue No. 04-08. Refer to the "Results of Operations — Fiscal 2005 Accounting and Tax Items" section of this MD&A for additional information concerning the nature and amount of the items.

Fourth-Quarter Summary

•
Earnings from continuing operations increased 11% for the fourth quarter of fiscal 2005 to $522 million, or $1.55 per diluted share, compared with $469 million, or $1.40 per diluted share, for the fourth quarter of fiscal 2004.

•
Revenue increased 9% to $9.2 billion for the fourth quarter of fiscal 2005, compared with $8.4 billion for the same period of the prior fiscal year, driven by the addition of 78 stores in the past 12 months, a comparable store sales gain of 2.8% and the favorable effect of fluctuations in foreign currency exchange rates.

•
Our gross profit rate decreased by 0.7% of revenue for the fourth quarter of fiscal 2005 to 23.5% of revenue, down from 24.2% of revenue for the fourth quarter of the prior fiscal year. The decline was due primarily to a less profitable revenue mix. In addition, the gross profit rate for the fiscal fourth quarter was adversely affected by increased promotional activity compared with the fourth quarter of fiscal 2004, as well as the impact of product model transitions which resulted in increased markdowns.

•
Our SG&A rate for the fourth quarter of fiscal 2005 improved by 0.3% of revenue to 15.0% of revenue, down from 15.3% of revenue for the fourth quarter of fiscal 2004. The improvement was driven primarily by lower performance-based incentive compensation costs and a favorable settlement with a credit card company. These factors were partially offset by a fourth-quarter charge to correct our accounting for leases.

Consolidated

The following table presents selected consolidated financial data ($ in millions, except per share amounts):

	Three Months Ended
(Unaudited)	February 26, 2005	February 28, 2004(1)

Revenue	$9,227	$8,449
Comparable store sales % gain(2)	2.8%	9.7%
Gross profit as % of revenue	23.5%	24.2%
SG&A as % of revenue	15.0%	15.3%
Operating income	$783	$759
Operating income as % of revenue	8.5%	9.0%
Earnings from continuing operations	$522	$469
Gain on disposal of discontinued operations(3)	50	—
Net earnings	$572	$469
Diluted earnings per share — continuing operations(4)	$1.55	$1.40
Diluted earnings per share(3)	$1.69	$1.40

Note: All periods presented reflect the classification of Musicland's financial results as discontinued operations.

(1)
Certain amounts have been reclassified to conform to the current presentation. These reclassifications had no effect on operating income, net earnings, financial position or cash flows. During fiscal 2005, we reclassified from SG&A into cost of goods sold certain expenses related to operating our distribution network, consisting primarily of handling and transportation costs related to moving merchandise from our distribution centers to our stores. We believe that the revised presentation provides greater consistency for investors by aligning the classification of our distribution costs with the practices of many other retailers.

(2)
Comprised of revenue at stores and Web sites operating for at least 14 full months, as well as remodeled and expanded locations. Relocated stores are excluded from the comparable store sales calculation until at least 14 full months after reopening. The calculation of the comparable store sales percentage gain excludes the impact of fluctuations in foreign currency exchange rates.

(3)
The fourth quarter of fiscal 2005 includes a tax benefit of $50 million due to the favorable resolution of outstanding tax matters.

(4)
Diluted earnings per share for the fourth quarter of fiscal 2004 have been restated to reflect the adoption of EITF Issue No. 04-08, The Effect of Contingently Convertible Instruments on Diluted Earnings per Share.

Earnings from continuing operations were $522 million, or $1.55 per diluted share, for the fourth quarter of fiscal 2005, an increase of 11% compared with $469 million, or $1.40 per diluted share, for the fourth quarter of fiscal 2004. The improvement was driven by a 9% increase in revenue, including a comparable store sales gain of 2.8%, and a decrease in our SG&A rate, and was partially offset by a decrease in our gross profit rate. In addition, earnings from continuing operations for the fourth quarter of fiscal 2005 benefited from a lower effective income tax rate due to the resolution and clarification of outstanding income tax matters.

Revenue for the fourth quarter of fiscal 2005 increased 9% to $9.2 billion, compared with $8.4 billion for the fourth quarter of the prior fiscal year. Revenue from our Domestic and International segments increased 8% and 20%, respectively, for the fourth quarter of fiscal 2005 compared with the same period of the prior year. The addition of 78 stores in the past 12 months accounted for approximately three-fifths of the revenue increase for the quarter. Approximately three-tenths of the increase in revenue was due to the 2.8% comparable store sales gain. The remainder of the revenue increase was due to the favorable effect of fluctuations in foreign currency exchange rates.

We believe our comparable store sales performance for the fourth quarter of fiscal 2005 reflected improved in-store execution, including our ability to increase the close rate and average ticket, which more than offset customer traffic declines in our stores. In addition, our comparable store sales for the fiscal fourth quarter benefited from our effective advertising and promotional campaigns, as well as the redemption of gift cards and Reward Zone certificates following the holiday selling season. Products that had the largest impact on our fiscal fourth-quarter comparable store sales gain included digital televisions, MP3 players, notebook computers, digital cameras, DVDs and appliances.

Our gross profit rate for the fourth quarter of fiscal 2005 decreased by 0.7% of revenue to 23.5% of revenue, down from 24.2% of revenue for the fourth quarter of fiscal 2004. The decline was due primarily to a less profitable revenue mix resulting from increased sales of MP3 players, DVDs and notebook computers, as these products carry a lower gross profit rate. In addition, the gross profit rate for the fiscal fourth quarter was adversely affected by increased promotional activity compared with the fourth quarter of fiscal 2004, as well as the impact of product model transitions which resulted in increased markdowns. These factors were partially offset by the increase of services revenue in the revenue mix, as services carry a higher gross profit rate, and benefits from our global sourcing initiative which, reduces the cost of acquiring merchandise.

Our SG&A rate for the fourth quarter of fiscal 2005 improved by 0.3% of revenue to 15.0% of revenue, down from 15.3% of revenue for the fourth quarter of fiscal 2004. The improvement was driven primarily by lower performance-based incentive compensation costs, including a change in the vesting assumptions which are based on the performance of our stock compared with companies that comprise the Standard & Poor's 500 Index. In addition, our SG&A rate benefited from a favorable settlement with a credit card company. These factors were partially offset by a fourth-quarter charge to correct our accounting for leases.

Segment Performance

Domestic

The following table presents selected financial data for the Domestic segment ($ in millions):

	Three Months Ended
(Unaudited)	February 26, 2005	February 28, 2004(1)

Revenue	$8,212	$7,605
Comparable stores sales % gain(2)	3.1%	9.9%
Gross profit as % of revenue	23.7%	24.5%
SG&A as % of revenue	14.7%	15.1%
Operating income	$735	$712
Operating income as % of revenue	8.9%	9.4%
(1)
During fiscal 2005, we reclassified from SG&A into cost of goods sold certain expenses related to operating our distribution network, consisting primarily of handling and transportation costs related to moving merchandise from our distribution centers to our stores. We believe that the revised presentation provides greater consistency for investors by aligning the classification of our distribution costs with the practices of many other retailers.

(2)
Comprised of revenue at stores and Web sites operating for at least 14 full months, as well as remodeled and expanded locations. Relocated stores are excluded from the comparable store sales calculation until at least 14 full months after reopening.

For the fourth quarter of fiscal 2005, Domestic segment operating income was $735 million, or 8.9% of revenue, compared with $712 million, or 9.4% of revenue, for the fourth quarter of the prior fiscal year. The decrease in the operating income rate was driven primarily by a 0.8% of revenue decrease in the gross profit rate, and was partially offset by a 0.4% of revenue improvement in the SG&A rate.

Domestic segment revenue for the fourth quarter of fiscal 2005 was $8.2 billion, an 8% increase compared with fiscal 2004 fourth-quarter revenue of $7.6 billion. More than three-fifths of the revenue increase resulted from the addition of 61 U.S. Best Buy stores in the past 12 months. The remainder of the revenue increase resulted from the 3.1% comparable store sales gain.

Comparable store sales gains in the consumer electronics, appliances and home-office product groups were partially offset by a comparable store sales decline in the entertainment software product group. The high single-digit comparable store sales gain in the consumer electronics product group was driven primarily by increased sales of digital televisions, MP3 players and digital cameras, partially offset by softer sales of analog televisions and certain audio products. The appliances product group posted a comparable store sales gain in the low double digits for the fiscal fourth quarter, benefiting primarily from new product introductions, an improved labor model, enhanced customer experience and effective promotions. The low single-digit comparable store sales gain in home-office products was driven primarily by increased sales of notebook computers, which were partially offset by declines in sales of cellular phones and desktop computers. For the fiscal fourth quarter, the entertainment software product group had a low single-digit comparable store sales decrease, driven primarily by declines in sales of video gaming and CDs, which were partially offset by a comparable store sales gain in DVDs.

The Domestic segment's gross profit rate for the fourth quarter of fiscal 2005 decreased by 0.8% of revenue to 23.7% of revenue, down from 24.5% of revenue for the fourth quarter of fiscal 2004. The decline was due primarily to a less profitable revenue mix resulting from increased sales of MP3 players, DVDs and notebook computers, as these products carry a lower gross profit rate. In addition, the gross profit rate for the fiscal fourth quarter was adversely affected by increased promotional activity compared with the fourth quarter of fiscal 2004, as well as the impact of product model transitions which resulted in increased markdowns. These factors were partially offset by the increase of services revenue in the revenue mix, as services carry a higher gross profit rate, and benefits from our global sourcing initiative, which reduces the cost of acquiring merchandise.

The Domestic segment's SG&A rate for the fourth quarter of fiscal 2005 improved by 0.4% of revenue to 14.7% of revenue, down from 15.1% of revenue for the fourth quarter of fiscal 2004. The improvement was driven primarily by lower performance-based incentive compensation costs and a favorable settlement with a credit card company. These factors were partially offset by a fourth-quarter charge to correct our accounting for leases.

International

The following table presents selected financial data for the International segment ($ in millions):

	Three Months Ended
(Unaudited)	February 26, 2005	February 28, 2004(1)

Revenue	$1,015	$844
Comparable stores sales % gain(2)	0.5%	7.9%
Gross profit as % of revenue	22.4%	22.4%
SG&A as % of revenue	17.7%	16.9%
Operating income	$48	$47
Operating income as % of revenue	4.7%	5.5%
(1)
Certain amounts have been reclassified to conform to the current presentation. These reclassifications had no effect on operating income, net earnings, financial position or cash flows. During fiscal 2005, we reclassified from SG&A into cost of goods sold certain expenses related to operating our distribution network, consisting primarily of handling and transportation costs related to moving merchandise from our distribution centers to our stores. We believe that the revised presentation provides greater consistency for investors by aligning the classification of our distribution costs with the practices of many other retailers.

(2)
Comprised of revenue at stores and Web sites operating for at least 14 full months, as well as remodeled and expanded locations. Relocated stores are excluded from the comparable store sales calculation until at least 14 full months after reopening. The calculation of the comparable store sales percentage gain excludes the impact of fluctuations in foreign currency exchange rates.

The International segment reported operating income of $48 million, or 4.7% of revenue, for the fourth quarter of fiscal 2005 compared with operating income of $47 million, or 5.5% of revenue, for the fourth quarter of fiscal 2004. The decrease in the operating income rate was due primarily to an increase in the SG&A rate of 0.8% of revenue compared with the fourth quarter of fiscal 2004.

International segment revenue for the fourth quarter of fiscal 2005 increased 20% to $1.0 billion, compared with $844 million for the fourth quarter of fiscal 2004. Excluding the effect of fluctuations in foreign currency exchange rates, International segment revenue would have increased 12% for the fourth quarter of fiscal 2005 compared with the same period of the prior fiscal year. The addition of six Future Shop stores and 11 Canadian Best Buy stores in the past 12 months accounted for nearly all of the revenue increase for the fourth quarter of fiscal 2005, excluding the effect of fluctuations in foreign currency exchange rates. The remainder of the revenue increase, excluding the effect of fluctuations in foreign currency exchange rates, was due to the 0.5% comparable store sales gain. The comparable store sales gain for the fourth quarter of fiscal 2005 was driven primarily by strength in comparable store sales of MP3 players, digital televisions, monitors and notebook computers, and was partially offset by softer comparable store sales in analog televisions and DVD players.

The International segment's gross profit rate for the fourth quarter of fiscal 2005 was 22.4% of revenue, consistent with the gross profit rate for the fourth quarter of fiscal 2004. For the fourth quarter of fiscal 2005, gross profit rate improvements, primarily as a result of increased vendor allowances, were offset by an early contract termination penalty paid to a third-party product warranty insurance provider.

The International segment's SG&A rate for the fourth quarter of fiscal 2005 increased to 17.7% of revenue, compared with 16.9% of revenue for the fourth quarter of fiscal 2004. The increase was due primarily to the absence of favorable settlements realized in the prior year's fourth quarter related to previously established legal and location closing liabilities. The fiscal 2004 fourth-quarter settlements did not have a significant effect on fiscal 2004 fourth-quarter earnings from continuing operations. In addition, our fiscal 2005 fourth-quarter SG&A rate was affected by a charge to correct our accounting for leases.

Outlook for Fiscal 2006

Our outlook for fiscal 2006 is based on information presently available and contains certain assumptions regarding future economic conditions. Differences in actual economic conditions compared with our assumptions could have a material impact on our fiscal 2006 results. Readers are encouraged to read our Current Report on Form 8-K filed with the SEC on March 18, 2004, that describes additional important factors that could cause future results to differ materially from those contemplated by the following forward-looking statements.

Looking forward to fiscal 2006, we are projecting net earnings in a range of $2.95 to $3.10 per diluted share, including stock-based compensation expense of $0.17 per diluted share. We expect the earnings growth to be driven primarily by an increase in revenue of approximately 11% and an improvement in our gross profit rate for fiscal 2006. We expect the increase in our gross profit rate will be driven by continued growth in our services business and increased global sourcing and private-label activities, as well as the acceleration of our customer centricity initiative.

We are projecting revenue of approximately $30.0 billion for fiscal 2006, compared with revenue of $27.4 billion for fiscal 2005. We expect that improving trends in customer traffic, the opening of 75 to 80 new stores and increasing comparable store sales gains in the second half of fiscal 2006 will drive the revenue growth. For the fiscal year, we are projecting an increase in comparable store sales of 4% to 5%.

Our fiscal 2006 outlook assumes an improvement in our operating income rate of approximately 0.2% of revenue, due to the improvement in our gross profit rate, partially offset by an increase in our SG&A rate. The increase in our fiscal 2006 SG&A rate is expected to be driven primarily by additional spending to support expected growth in our services business, as well as costs associated with both the rollout and operation of customer centricity segmented stores. We estimate that our effective income tax rate for fiscal 2006 to be 36.5% to 37.0%.

Capital expenditures for fiscal 2006 are expected to be $650 million to $700 million. Of that total, we expect approximately $400 million will support our planned new-store openings and various U.S. and Canadian store remodeling projects, including the costs of converting additional stores to our customer centricity model. Specifically, the capital expenditures are expected to support the opening of approximately 60 new U.S. Best Buy stores, 15 Canadian Best Buy stores and two Future Shop stores. We also anticipate opening or converting 150 to 200 stores to our customer centricity operating model and relocating nine U.S. Best Buy and five Future Shop stores. Capital expenditures for fiscal 2006 also are expected to include approximately $200 million in technology investments intended to, among other things, improve our customer service capabilities and increase our operating efficiencies.

During fiscal 2006, we plan to continue with our quarterly dividend program. We will continue to evaluate the size of our quarterly dividend based on our strong cash and short-term investments position at the end of fiscal 2005, and our expected increase in cash flows during fiscal 2006.

We also expect to continue repurchasing our common stock during fiscal 2006 pursuant to a $1.5 billion share repurchase program authorized by our Board of Directors in April 2005. There is no stated expiration date governing the period over which we can make our share repurchases.

For first quarter of fiscal 2006, we are anticipating net earnings in a range of $0.27 to $0.32 per diluted share, including stock-based compensation expense of $0.05 per diluted share. This earnings range assumes a comparable store sales gain in the low single digits, as well as expenses associated with converting additional stores to our customer centricity operating model and growing our services business.

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

We have market risk arising from changes in foreign currency exchange rates as a result of our operations in Canada. At this time, we do not manage the risk through the use of derivative instruments. A 10% adverse change in the foreign currency exchange rate would not have a significant impact on our results of operations or financial position.

Item 8. Financial Statements and Supplementary Data.

Management's Report on the Financial Statements

Our management is responsible for the preparation, integrity and objectivity of the accompanying consolidated financial statements and the related financial information. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and necessarily include certain amounts that are based on estimates and informed judgments. Our management also prepared the related financial information included in this Annual Report on Form 10-K and is responsible for its accuracy and consistency with the financial statements.

The consolidated financial statements have been audited by Ernst & Young LLP, an independent registered public accounting firm, who conducted their audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). The independent registered public accounting firm's responsibility is to express an opinion as to the fairness with which such financial statements present our financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States.

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed under the supervision of our principal executive officer and principal financial and accounting officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and include those policies and procedures that:

(1)
Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and the dispositions of our assets;

(2)
Provide reasonable assurance that our transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and Board of Directors; and

(3)
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we assessed the effectiveness of our internal control over financial reporting as of February 26, 2005, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on its assessment, management has concluded that our internal control over financial reporting was effective as of February 26, 2005. During its assessment, management did not identify any material weaknesses in our internal control over financial reporting. Ernst & Young LLP, the independent registered accounting firm that audited our consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, has issued an unqualified attestation report on management's assessment of internal control over financial reporting.

Bradbury H. Anderson Vice Chairman and Chief Executive Officer (Principal Executive Officer)	Darren R. Jackson Executive Vice President — Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Shareholders and Board of Directors
Best Buy Co., Inc.

We have audited management's assessment, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting, that Best Buy Co., Inc. and subsidiaries maintained effective internal control over financial reporting as of February 26, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Best Buy Co., Inc. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Best Buy Co., Inc. and subsidiaries maintained effective internal control over financial reporting as of February 26, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Best Buy Co., Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of February 26, 2005, based on the COSO criteria.

We also have audited, in accordance with the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Best Buy Co., Inc. and subsidiaries as of February 26, 2005 and February 28, 2004, and the related consolidated statements of earnings, changes in shareholders' equity and cash flows for each of the three years in the period ended February 26, 2005 of Best Buy Co., Inc. and subsidiaries and our report dated May 5, 2005 expressed an unqualified opinion thereon.

Minneapolis, Minnesota
May 5, 2005

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

Shareholders and Board of Directors
Best Buy Co., Inc.

We have audited the accompanying consolidated balance sheets of Best Buy Co., Inc. and subsidiaries as of February 26, 2005, and February 28, 2004, and the related consolidated statements of earnings, changes in shareholders' equity, and cash flows for each of the three years in the period ended February 26, 2005. Our audits also included the financial statement schedule listed in Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Best Buy Co., Inc. and subsidiaries at February 26, 2005, and February 28, 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended February 26, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 5 to the financial statements, effective February 26, 2005, Best Buy Co., Inc. and subsidiaries adopted EITF Issue No. 04-08, "The Effect of Contingently Convertible Instruments on Diluted Earnings per Share," and restated earnings per share for all prior periods.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Best Buy Co., Inc. and subsidiaries' internal control over financial reporting as of February 26, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 5, 2005 expressed an unqualified opinion thereon.

Minneapolis, Minnesota
May 5, 2005

Consolidated Balance Sheets

$ in millions, except per share amounts

Assets	February 26, 2005	February 28, 2004

Current Assets
Cash and cash equivalents	$470	$245
Short-term investments	2,878	2,355
Receivables	375	343
Merchandise inventories	2,851	2,607
Other current assets	329	174

Total current assets	6,903	5,724
Property and Equipment
Land and buildings	506	484
Leasehold improvements	1,139	861
Fixtures and equipment	2,458	2,151
Property under master and capital lease	89	78

	4,192	3,574
Less accumulated depreciation	1,728	1,330

Net property and equipment	2,464	2,244
Goodwill	513	477
Tradename	40	37
Long-Term Investments	148	—
Other Assets	226	170

Total Assets	$10,294	$8,652

Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable	$2,824	$2,460
Unredeemed gift card liabilities	410	300
Accrued compensation and related expenses	234	269
Accrued liabilities	844	724
Accrued income taxes	575	380
Current portion of long-term debt	72	368

Total current liabilities	4,959	4,501
Long-Term Liabilities	358	247
Long-Term Debt	528	482
Shareholders' Equity
Preferred stock, $1.00 par value: Authorized — 400,000 shares; Issued and outstanding — none	—	—
Common stock, $.10 par value: Authorized — 1 billion shares; Issued and outstanding — 328,342,000 and 324,648,000 shares, respectively	33	32
Additional paid-in capital	952	836
Retained earnings	3,315	2,468
Accumulated other comprehensive income	149	86

Total shareholders' equity	4,449	3,422

Total Liabilities and Shareholders' Equity	$10,294	$8,652

See Notes to Consolidated Financial Statements.

Consolidated Statements of Earnings
$ in millions, except per share amounts

For the Fiscal Years Ended	February 26, 2005	February 28, 2004	March 1, 2003

Revenue	$27,433	$24,548	$20,943
Cost of goods sold	20,938	18,677	15,998

Gross profit	6,495	5,871	4,945
Selling, general and administrative expenses	5,053	4,567	3,935

Operating income	1,442	1,304	1,010
Net interest income (expense)	1	(8)	4

Earnings from continuing operations before income tax expense	1,443	1,296	1,014
Income tax expense	509	496	392

Earnings from continuing operations	934	800	622
Loss from discontinued operations (Note 2), net of $17 and $119 tax	—	(29)	(441)
Gain (loss) on disposal of discontinued operations (Note 2)	50	(66)	—
Cumulative effect of change in accounting principle for goodwill (Note 1), net of $24 tax	—	—	(40)
Cumulative effect of change in accounting principle for vendor allowances (Note 1), net of $26 tax	—	—	(42)

Net earnings	$984	$705	$99

Basic earnings (loss) per share:
Continuing operations	$2.87	$2.47	$1.93
Discontinued operations	—	(0.09)	(1.37)
Gain (loss) on disposal of discontinued operations	0.15	(0.20)	—
Cumulative effect of accounting changes	—	—	(0.25)

Basic earnings per share	$3.02	$2.18	$0.31

Diluted earnings (loss) per share:(1)
Continuing operations	$2.79	$2.41	$1.90
Discontinued operations	—	(0.09)	(1.34)
Gain (loss) on disposal of discontinued operations	0.15	(0.20)	—
Cumulative effect of accounting changes	—	—	(0.25)

Diluted earnings per share	$2.94	$2.13	$0.31

Basic weighted average common shares outstanding (in millions)	325.9	323.3	321.1
Diluted weighted average common shares outstanding (in millions)(1)	336.6	333.9	330.7
(1)
The calculation of diluted earnings per share assumes the conversion of our convertible debentures due in 2022 into 5.8 million shares of common stock and adds back related after-tax interest expense of $6.5 for all periods presented.

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
$ in millions

For the Fiscal Years Ended	February 26, 2005	February 28, 2004	March 1, 2003

Operating Activities
Net earnings	$984	$705	$99
(Gain) loss from and disposal of discontinued operations, net of tax	(50)	95	441
Cumulative effect of change in accounting principles, net of tax	—	—	82

Earnings from continuing operations	934	800	622
Adjustments to reconcile earnings from continuing operations to total cash provided by operating activities from continuing operations:
Depreciation	459	385	310
Asset impairment charges	22	22	11
Deferred income taxes	(28)	(14)	(37)
Other	23	16	15
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Receivables	(30)	(27)	(89)
Merchandise inventories	(240)	(507)	(256)
Other assets	(190)	(25)	(21)
Accounts payable	347	272	(5)
Other liabilities	243	250	117
Accrued income taxes	301	197	111

Total cash provided by operating activities from continuing operations	1,841	1,369	778

Investing Activities
Additions to property and equipment	(502)	(545)	(725)
Purchases of available-for-sale securities	(7,789)	(2,989)	(1,844)
Sales of available-for-sale securities	7,118	2,175	1,610
Other, net	7	1	49

Total cash used in investing activities from continuing operations	(1,166)	(1,358)	(910)

Financing Activities
Long-term debt payments	(371)	(17)	(13)
Issuance of common stock under employee stock purchase plan and for the exercise of stock options	256	114	40
Repurchase of common stock	(200)	(100)	—
Dividends paid	(137)	(130)	—
Net proceeds from issuance of long-term debt	—	—	18
Other, net	(7)	46	(15)

Total cash (used in) provided by financing activities from continuing operations	(459)	(87)	30

Effect of Exchange Rate Changes on Cash	9	1	—
Net Cash Used in Discontinued Operations	—	(53)	(79)

Increase (Decrease) in Cash and Cash Equivalents	225	(128)	(181)
Cash and Cash Equivalents at Beginning of Year	245	373	554

Cash and Cash Equivalents at End of Year	$470	$245	$373

Supplemental Disclosure of Cash Flow Information
Income tax paid	$241	$306	$283
Interest paid	35	22	24
Capital and financing lease obligations incurred	117	26	—

See Notes to Consolidated Financial Statements.

Consolidated Statements of Changes in Shareholders' Equity

$ and shares in millions

	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balances at March 2, 2002	319	$31	$702	$1,794	$(6)	$2,521
Net earnings	—	—	—	99	—	99
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	—	—	34	34
Other	—	—	—	—	(1)	(1)

Total comprehensive income						132

Stock options exercised	3	1	43	—	—	44
Tax benefit from stock options exercised	—	—	33	—	—	33

Balances at March 1, 2003	322	32	778	1,893	27	2,730
Net earnings	—	—	—	705	—	705
Foreign currency translation adjustments	—	—	—	—	59	59

Total comprehensive income						764

Stock options exercised	5	—	114	—	—	114
Tax benefit from stock options exercised	—	—	41	—	—	41
Vesting of restricted stock awards	—	—	3	—	—	3
Common stock dividends, $0.40 per share	—	—	—	(130)	—	(130)
Repurchase of common stock	(2)	—	(100)	—	—	(100)

Balances at February 28, 2004	325	32	836	2,468	86	3,422
Net earnings	—	—	—	984	—	984
Other comprehensive income, net of tax:
Foreign currency translation adjustments	—	—	—	—	59	59
Other	—	—	—	—	4	4

Total comprehensive income						1,047

Stock options exercised	6	1	219	—	—	220
Tax benefit from stock options exercised and employee stock purchase plan	—	—	60	—	—	60
Issuance of common stock under employee stock purchase plan	1	—	36	—	—	36
Vesting of restricted stock awards	—	—	1	—	—	1
Common stock dividends, $0.42 per share	—	—	—	(137)	—	(137)
Repurchase of common stock	(4)	—	(200)	—	—	(200)

Balances at February 26, 2005	328	$33	$952	$3,315	$149	$4,449

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

$ in millions, except per share amounts

1.     Summary of Significant Accounting Policies

Description of Business

Best Buy Co., Inc. is a specialty retailer of consumer electronics, home-office products, entertainment software, appliances and related services, with fiscal 2005 revenue from continuing operations of $27.4 billion.

We operate two reportable segments: Domestic and International. The Domestic segment is comprised of U.S. Best Buy and Magnolia Audio Video operations. U.S. Best Buy stores offer a wide variety of consumer electronics, home-office equipment, entertainment software, appliances and related services. At February 26, 2005, we operated 668 U.S. Best Buy stores in 48 states and the District of Columbia. Magnolia Audio Video stores offer high-end audio and video products and related services. At February 26, 2005, we operated 20 Magnolia Audio Video stores in California, Washington and Oregon. The International segment is comprised of Future Shop and Best Buy operations in Canada. At February 26, 2005, we operated 114 Future Shop stores throughout all Canadian provinces and 30 Canadian Best Buy stores in Ontario, Alberta, British Columbia, Manitoba and Saskatchewan. Future Shop and Canadian Best Buy stores offer products and services similar to those offered by U.S. Best Buy stores except that Canadian Best Buy stores do not sell appliances.

In support of our retail store operations, we also operate Geek Squad, a computer repair and service provider, and Web sites for each of our brands (BestBuy.com, BestBuyCanada.ca, FutureShop.ca, MagnoliaAV.com and GeekSquad.com).

In fiscal 2004, we sold our interest in Musicland Stores Corporation. As described in Note 2, Discontinued Operations, we have classified Musicland's financial results as discontinued operations for all periods presented. Prior to fiscal 2003, the Musicland business was included in our Domestic segment. These Notes to Consolidated Financial Statements, except where otherwise indicated, relate to continuing operations only.

Basis of Presentation

The consolidated financial statements include the accounts of Best Buy Co., Inc. and its subsidiaries.

We have eliminated all intercompany accounts and transactions. All subsidiaries are wholly owned.

Reclassifications

To maintain consistency and comparability, certain amounts from previously reported consolidated financial statements have been reclassified to conform to the current-year presentation.

In the fourth quarter of fiscal 2005, we reclassified certain transportation and distribution costs from selling, general and administrative expenses (SG&A) to cost of goods sold. Prior periods have been reclassified to conform to the current-year presentation.

Other reclassifications that affected our consolidated financial statements are described in Cash and Cash Equivalents and Property and Equipment, below; Note 3, Investments in Debt Securities; Note 4, Debt; and Note 7, Leases.

These reclassifications have no effect on previously reported net earnings.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires us to make estimates and assumptions. These estimates and assumptions affect the reported amounts in the consolidated balance sheets and statements of earnings, as well as the disclosure of contingent liabilities. Future results could differ from these estimates and assumptions.

Fiscal Year

Our fiscal year ends on the Saturday nearest the end of February. Fiscal 2005, 2004 and 2003 each included 52 weeks.

Cash and Cash Equivalents

Cash primarily consists of cash on hand and bank deposits. Cash equivalents primarily consist of money market accounts and other highly liquid investments with an original maturity of three months or less when purchased. We carry these investments at cost, which approximates market value. The amount of cash equivalents at February 26, 2005, and February 28, 2004, was $156 and $73, respectively, and the weighted average interest rates were 2.9% and 0.9%, respectively.

Prior to the fourth quarter of fiscal 2005, we classified auction-rate debt securities as cash equivalents. These securities are now classified as short-term investments or long-term investments, as appropriate. Prior year amounts have been reclassified to conform with the current-year presentation. See Note 3, Investments in Debt Securities, for further information.

Outstanding checks in excess of funds on deposit totaled $393 and $351 at February 26, 2005, and February 28, 2004, respectively, and are reflected as current liabilities.

Merchandise Inventories

Merchandise inventories are recorded at the lower of average cost or market. In-bound freight-related costs from our vendors are included as part of the net cost of merchandise inventories. Also included in the cost of inventory are certain vendor allowances that are not a reimbursement of specific, incremental and identifiable costs to promote a vendor's products. Other costs associated with acquiring, storing and transporting merchandise inventories to our retail stores are expensed as incurred and included in cost of goods sold.

Our inventory loss reserve represents anticipated physical inventory losses (e.g., theft) that have occurred since the last physical inventory date. Independent physical inventory counts are taken on a regular basis to ensure that the inventory reported in our consolidated financial statements is accurately stated. During the interim period between physical inventory counts, we reserve for anticipated physical inventory losses on a location-by-location basis.

Our markdown reserve represents the excess of the carrying value, typically average cost, over the amount we expect to realize from the ultimate sale or other disposal of the inventory.

Restricted Assets

Included in other current assets were $158 and $27 in restricted cash balances as of February 26, 2005, and February 28, 2004, respectively. Such balances are pledged as collateral or restricted to use for general liability insurance, workers' compensation insurance and warranty programs.

Property and Equipment

Property and equipment are recorded at cost. We compute depreciation using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are depreciated over the shorter of their estimated useful lives or the period from the date the assets are placed in service to the end of the initial lease term. Accelerated depreciation methods are generally used for income tax purposes.

Repairs and maintenance costs are charged directly to expense as incurred. Major renewals or replacements that substantially extend the useful life of an asset are capitalized and depreciated.

Costs associated with the acquisition or development of software for internal use are capitalized and amortized over the expected useful life of the software, between three to seven years. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that it enables the software to perform a task it previously did not perform. Capitalized software is included in fixtures and equipment. Software maintenance and training costs are expensed in the period incurred.

Property under master and capital lease is comprised of retail locations under our master lease program, equipment used in our retail stores and other facilities. The related depreciation for master and capital lease assets is included in depreciation expense. Accumulated depreciation for property under master and capital lease was $23 and $12 as of February 26, 2005, and February 28, 2004, respectively.

Estimated useful lives by major asset category are as follows:

Asset	Life (in years)

Buildings	30-40
Leasehold improvements	10-25
Fixtures and equipment	3-15
Property under master and capital lease	3-35

Prior to fiscal 2005, cash or lease incentives received upon entering into certain store leases (tenant allowances) were classified as a reduction to property and equipment. In the fourth quarter of fiscal 2005, tenant allowances were reclassified from property and equipment to accrued rent or financing obligations, as appropriate. See Note 7, Leases, for further discussion.

Impairment of Long-Lived Assets and Costs Associated with Exit Activities

We account for the impairment or disposal of long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires long-lived assets, such as property and equipment, to be evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. An impairment loss is recognized when estimated undiscounted cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. When an impairment loss is recognized, the carrying amount of the asset is reduced to its estimated fair value based on quoted market prices or other valuation techniques.

We recorded pre-tax asset impairment charges of $22, $22 and $11, in fiscal 2005, 2004 and 2003, respectively. The impairment charges in fiscal 2005 were related to technology assets that were taken out of service and charges associated with the disposal of corporate facilities that had been vacated. The impairment charges in fiscal 2004 related to corporate technology assets that were taken out of service based on changes in our business. The impairment charges in fiscal 2003 related to charges associated with vacating former corporate facilities in connection with the relocation to our new corporate campus in fiscal 2004. Impairment charges are included in SG&A and primarily relate to our Domestic segment operations.

We adopted SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, on January 1, 2003. Since adoption, the present value of costs associated with location closings, primarily future lease costs, are charged to earnings when a location is vacated. Prior to adoption of SFAS No. 146, we recognized a liability when we made the decision to relocate or close a location.

Goodwill and Intangible Assets

Goodwill

Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for under the purchase method. Effective March 3, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets, which eliminated the systematic amortization of goodwill. This Statement also requires that we review goodwill for impairment at adoption and at least annually thereafter.

During fiscal 2003, we completed the transitional requirements for goodwill impairment testing. As a result of the transitional goodwill impairment testing, we determined that the carrying value of the assets of our Musicland and Magnolia Audio Video businesses, which were acquired in fiscal 2001, exceeded their current fair values. We determine fair values utilizing widely accepted valuation techniques, including discounted cash flows and market multiple analyses. We based Musicland's fair value on the then-current expectations for the business in light of the then-existing retail environment and the uncertainty associated with future trends in prerecorded music products. We based Magnolia Audio Video's fair value on the then-current expectations for the business in light of recent sales trends and the then-existing business environment, including an economic slowdown in the Pacific Northwest. The resulting after-tax, noncash impairment charge was $348, of which $308 was associated with Musicland and $40 was associated with Magnolia Audio Video. The charge represented a complete write-off of the goodwill associated with these businesses. As described in Note 2, Discontinued Operations, we have classified Musicland's financial results as discontinued operations, including the related goodwill impairment charge.

During the fourth quarter of fiscal 2005, we completed our annual impairment testing of our goodwill and tradename, using the same valuation techniques as described above, and determined there was no impairment.

The changes in the carrying amount of goodwill by segment for continuing operations were as follows:

	Domestic	International	Total

Balances at March 2, 2002	$64	$401	$465
Goodwill resulting from acquisition	3	—	3
Final purchase price allocation adjustment	—	(5)	(5)
Impairment charge	(64)	—	(64)
Changes in foreign currency exchange rates	—	30	30

Balances at March 1, 2003	3	426	429
Changes in foreign currency exchange rates	—	48	48

Balances at February 28, 2004	3	474	477
Changes in foreign currency exchange rates	—	36	36

Balance at February 26, 2005	$3	$510	$513

Tradename

We have an indefinite-lived intangible asset related to our Future Shop tradename that totaled $40 and $37 at February 26, 2005, and February 28, 2004, respectively, which is included in the International segment. The change in the indefinite-lived intangible asset balance from February 28, 2004, was the result of fluctuations in foreign currency exchange rates.

Lease Rights

Lease rights, representing costs incurred to acquire the lease of a specific commercial property, are recorded at cost and are amortized to rent expense over the remaining lease term, which ranges up to 16 years, beginning with the date we take possession of the property.

The gross cost and accumulated amortization of lease rights were $27 and $29; and $9 and $6, respectively, at February 26, 2005, and February 28, 2004, respectively. Lease rights amortization was $4, $4 and $2 for fiscal 2005, 2004 and 2003, respectively. Current lease rights amortization is expected to be approximately $3 for each of the next five fiscal years.

Insurance

We are self-insured for certain losses related to health, workers' compensation and general liability insurance, although we obtain third-party insurance coverage to limit our exposure to these claims. We estimate our self-insured liabilities using historical experience and valuations provided by independent third-party actuaries.

Inventory Financing

We have inventory financing programs through which certain suppliers receive payments from a designated finance company on invoices we owe them. Amounts due under the facilities are collateralized by a security interest in certain merchandise inventories. The amounts extended bear interest, if we exceed certain terms, at rates specified in the agreements. We impute interest based on our borrowing rate where there is an average balance outstanding. Imputed interest is not significant. Certain agreements have provisions that entitle the lenders to a portion of the cash discounts provided by the suppliers.

At February 26, 2005, and February 28, 2004, $68 and $70, respectively, were outstanding and $157 and $140, respectively, were available for use under these inventory financing facilities.

Prior to the fourth quarter of fiscal 2005, amounts related to inventory financing facilities were classified as accounts payable. These amounts have been reclassified to accrued liabilities on the consolidated balance sheets. Prior year amounts have been reclassified to conform to the current-year presentation.

Income Taxes

We account for income taxes under the liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted income tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in income tax rates is recognized in our statement of earnings in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets if it is more likely than not that such assets will not be realized.

In determining our provision for income taxes, we use an annual effective income tax rate based on expected annual income, permanent differences between book and tax income, and statutory income tax rates. The effective income tax rate also reflects our assessment of the ultimate outcome of tax audits. We adjust our annual effective income tax rate as additional information on outcomes or events becomes available.

Long-Term Liabilities

The major components of long-term liabilities at February 26, 2005, and February 28, 2004, included deferred compensation plan liabilities, long-term rent-related liabilities, deferred income taxes and advances received under vendor alliance programs.

Foreign Currency

Foreign currency denominated assets and liabilities are translated into U.S. dollars using the exchange rates in effect at the balance sheet date. Results of operations and cash flows are translated using the average exchange rates throughout the period. The effect of exchange rate fluctuations on translation of assets and liabilities is included as a component of shareholders' equity in accumulated other comprehensive income. Gains and losses from foreign currency transactions, which are included in SG&A, have not been significant.

Revenue Recognition

We recognize revenue from the sale of merchandise at the time the customer takes possession of the merchandise. We recognize service revenue at the time the service is provided, the sales price is fixed or determinable, and collectibility is reasonably assured. Proceeds from the sale of gift cards are deferred until the customer uses the gift card to acquire merchandise or services. Amounts billed to customers for shipping and handling are included in revenue. An allowance has been established for estimated sales returns.

We sell extended service contracts on behalf of an unrelated third party. In jurisdictions where we are not deemed to be the obligor on the contract, commissions are recognized in revenue at the time of sale. In jurisdictions where we are deemed to be the obligor on the contract, commissions are recognized in revenue ratably over the term of the service contract.

Sales Incentives

We frequently offer sales incentives that entitle our customers to receive a reduction in the price of a product or service. Sales incentives include discounts, coupons and other offers that entitle a customer to receive a reduction in the price of a product or service by submitting a claim for a refund or rebate. For sales incentives in which we are the obligor, the reduction in revenue is recognized at the time the product is sold.

We have a customer loyalty program which allows members to earn points for each purchase completed at U.S. Best Buy stores. Points earned enable members to receive a certificate that may be redeemed on future purchases at U.S. Best Buy stores. We account for our customer loyalty program in accordance with Emerging Issues Task Force (EITF) Issue No. 00-22, Accounting for "Points" and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future. The value of points earned by our loyalty program members is included in accrued liabilities and recorded as a reduction of revenue at the time the points are earned, based on the percentage of points that are projected to be redeemed.

Costs of Goods Sold and Selling, General and Administrative Expenses

The following table illustrates the primary costs classified in each major expense category:

Cost of Goods Sold	SG&A
•  Total cost of products sold including:
—  Freight expenses associated with moving merchandise inventories from our vendors to our distribution centers;
—  Vendor allowances that are not a reimbursement of specific, incremental and identifiable costs to promote a vendor's products;
•  Costs of services provided;
•  Physical inventory losses;
•  Markdowns;
•  Customer shipping and handling expenses;
•  Costs associated with operating our distribution network, including payroll and benefit costs, occupancy costs, and depreciation; and
• Freight expenses associated with moving merchandise inventories from our distribution centers to our retail stores.	• Payroll and benefit costs for retail and corporate employees;
•  Occupancy costs of retail, services and corporate facilities;
•  Depreciation related to retail, services and corporate assets;
•  Advertising;
•  Vendor allowances that are a reimbursement of specific, incremental and identifiable costs to promote a vendor's products;
•  Outside service fees;
•  Long-lived asset impairment charges; and
• Other administrative costs, such as credit card service fees, supplies, and travel and lodging.

Vendor Allowances

We receive vendor allowances for various programs, primarily volume incentives and reimbursements for specific costs such as markdowns, margin protection and advertising. Vendor allowances provided as a reimbursement of specific, incremental and identifiable costs incurred to promote a vendor's products are included as an expense reduction when the cost is incurred. All other vendor allowances, including vendor allowances received in excess of our cost to promote a vendor's product, are initially deferred and recorded as a reduction of merchandise inventories. The deferred amounts are then included as a reduction of cost of goods sold when the related product is sold. Vendor allowances included in SG&A were approximately $140, $92 and $118, in fiscal 2005, 2004 and 2003, respectively.

Advertising Costs

Advertising costs, which are included in SG&A, are expensed the first time the advertisement runs. Advertising costs consist primarily of print and television advertisements as well as promotional events. Gross advertising expenses, before expense reimbursement from vendor allowances, for fiscal 2005, 2004 and 2003 were $712, $675 and $567, respectively.

Pre-Opening Costs

Non-capital expenditures associated with opening new stores are expensed as incurred.

Stock-Based Compensation

In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. SFAS No. 148 requires expanded and more prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method on reported results.

We have a stock-based compensation plan that includes stock options and restricted stock. We also have an employee stock purchase plan. We continue to apply Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for these plans. Accordingly, no compensation expense has been recognized for stock option grants, as the exercise price equals the stock price on the date of grant. In addition, compensation expense has not been recognized for our employee stock purchase plan as it is intended to be a plan that qualifies under Section 423 of the Internal Revenue Code of 1986, as amended. Restricted stock awards result in compensation expense as discussed in Note 5, Shareholders' Equity.

We expect to include the total expense associated with stock-based compensation issued to employees and directors in our consolidated statement of earnings, beginning in the first quarter of fiscal 2006. See New Accounting Standards, below for a discussion of our transition to SFAS No. 123(R), Share-Based Payments.

The table below illustrates the effect on net earnings and earnings per share as if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation for each of the last three fiscal years.

	2005	2004	2003

Net earnings, as reported	$984	$705	$99
Add: Stock-based compensation expense included in reported net earnings, net of tax(1)	(1)	5	1
Deduct: Stock-based compensation expense determined under fair value method for all awards, net of tax(2)	(60)	(101)	(85)

Net earnings, pro forma	$923	$609	$15

Earnings per share:
Basic — as reported	$3.02	$2.18	$0.31
Basic — pro forma	$2.83	$1.88	$0.05
Diluted — as reported	$2.94	$2.13	$0.31
Diluted — pro forma	$2.80	$1.88	$0.05
(1)
Amounts represent the after-tax compensation costs for restricted stock awards.

(2)
In the fourth quarter of fiscal 2005, we increased our expected participant stock option forfeiture rate as a result of transferring to a third-party provider certain corporate employees, and the departure of certain senior executives. This higher level of expected stock option forfeitures reduced our fiscal 2005 pro forma stock-based compensation expense. Fiscal 2005 pro forma stock-based compensation expense may not be indicative of future stock-based compensation expense.

The fair value of each stock option was estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

	2005	2004	2003

Risk-free interest rate(1)	3.4%	3.3%	4.2%
Expected dividend yield	0.9%	0.8%	—
Expected stock price volatility(2)	40%	60%	60%
Expected life of stock options(3)	5.5 years	5.5 years	5.0 years
(1)
Based on the five-year treasury constant maturity interest rate whose term is consistent with the expected life of our stock options.

(2)
Beginning in fiscal 2005, we used an outside valuation advisor to assist us in more accurately projecting the expected stock price volatility. We considered both historical data and observable market prices of similar equity instruments. Prior to fiscal 2005, expected stock price volatility was based primarily on historical experience.

(3)
We estimate the expected life of stock options based upon historical experience.

The weighted average fair value of stock options granted during fiscal 2005, 2004 and 2003 used in computing pro forma compensation expense was $21.26, $30.93 and $23.91 per share, respectively.

Derivative Financial Instruments

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, requires that all derivatives be included on the balance sheet at fair value. Our only derivative financial instrument was an interest rate swap with a fair value of $1 and $4 as of February 26, 2005, and February 28, 2004, respectively. Our interest rate swap is included in our consolidated balance sheets in long-term debt. On May 2, 2005, we terminated the interest rate swap.

Change in Accounting Principles — Goodwill and Vendor Allowances

The adoption of SFAS No. 142 related to goodwill described above has been accounted for as a cumulative effect of a change in accounting principle and applied cumulatively as if the change had occurred at March 3, 2002, the beginning of fiscal 2003.

In September 2002, the EITF released Issue No. 02-16, Accounting by a Reseller for Cash Consideration Received from a Vendor, with final consensus reached in March 2003. EITF Issue No. 02-16 establishes the accounting standards for recording vendor allowances in a retailer's income statement.

During fiscal 2003, we changed our method of accounting for vendor allowances in accordance with EITF Issue No. 02-16. Vendor allowances now are considered a reduction in the price of a vendor's products or services and included as a component of cost of goods sold when the related product or service is sold, unless the allowance represents a reimbursement of a specific, incremental and identifiable cost incurred to sell a vendor's products or services. We continue to record vendor allowances that represent a reimbursement of a specific, incremental and identifiable cost incurred to sell a vendor's products or services as a reduction of the related cost in SG&A. Previously, and in accordance with GAAP, we had recognized and classified a majority of vendor allowances as a reduction of advertising costs in SG&A. The cumulative effect of the change in our method of accounting for vendor allowances resulted in an after-tax, noncash charge to net earnings of $50, of which $8 was associated with Musicland. The effect of the change on the fiscal year ended March 1, 2003, was a decrease in net earnings from continuing operations of $1. As described in Note 2, Discontinued Operations, we have classified Musicland's financial results as discontinued operations, including the related cumulative effect of the change in accounting principle.

New Accounting Standards

In January 2003, the FASB issued Financial Interpretation (FIN) No. 46, Consolidation of Variable Interest Entities, which requires the consolidation of, and disclosures about, variable interest entities (VIEs). VIEs are entities for which control is achieved through means other than voting rights. In December 2003, the FASB revised FIN No. 46 to incorporate all decisions, including those in previously issued FASB Staff Positions (FSP), into one Interpretation. The revised Interpretation superseded the original Interpretation. The requirements were effective for us at the end of the first quarter of fiscal 2005; however, FIN No. 46 did not have an impact on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment. SFAS No. 123(R) will require us to recognize compensation expense for all stock-based compensation in our consolidated statements of earnings. Pro forma disclosure will no longer be an alternative. The Summary of Significant Accounting Policies — Stock-Based Compensation, above, contains pro forma disclosures regarding the effect on net earnings and earnings per share as if we had applied the fair value method of accounting for stock-based compensation.

SFAS No. 123(R) will also require the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow, as required under current guidance. The new requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we are unable to estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $60, $41 and $33 in fiscal 2005, 2004 and 2003, respectively.

SFAS No. 123(R) is effective for fiscal years beginning after June 15, 2005, with early adoption permitted. We expect to implement the new standard beginning with the first quarter of fiscal 2006 using the "modified retrospective" approach which permits us to restate our previously reported consolidated financial statements to reflect previously disclosed pro forma compensation expense in our consolidated financial statements. We estimate the impact of adopting SFAS No. 123(R) will be approximately $0.17 per diluted share for fiscal 2006, compared with $0.14 per diluted share for fiscal 2005. Fiscal 2005 pro forma compensation expense benefited from an increase in the expected participant stock option forfeiture rate. Depending on the model used to calculate stock-based compensation expense in the future, model assumptions, participant forfeitures and other requirements of SFAS No. 123(R), the pro forma disclosure may not be indicative of the stock-based compensation expense that will be recognized in our future financial statements.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs. SFAS No. 151 amends the guidance in Accounting Research Bulletin No. 43, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expenses, freight, handling costs and wasted material (spoilage) costs. SFAS No. 151 requires those items to be excluded from the cost of inventory and expensed when incurred. It also requires the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. We are still evaluating the impact of adopting SFAS No. 151, but we do not expect it to have a material impact on our consolidated results of operations or financial position.

FSP No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision with the American Jobs Creation Act of 2004, was issued in December 2004. This FSP provides guidance on accounting for special reductions in taxes included in the American Jobs Creation Act of 2004 (Act). In particular, the Act allows a one-time decrease in U.S. federal income taxes on repatriated foreign earnings. FSP No. 109-2 clarifies that a company's consideration of the Act does not overrule its prior contention that the foreign earnings were permanently reinvested. Also, FSP No. 109-2 indicates that companies should recognize tax expense when a decision is made to repatriate some or all foreign earnings, and provide disclosure about the possible range of repatriation if the analysis is not yet complete. See Note 9, Income Taxes, for further discussion of the Act.

2.     Discontinued Operations

In fiscal 2004, we sold our interest in Musicland. The buyer assumed all of Musicland's liabilities, including approximately $500 in lease obligations, in exchange for all of the capital stock of Musicland and paid no cash consideration. The transaction also resulted in the transfer of all of Musicland's assets, other than a distribution center in Franklin, Indiana, and selected nonoperating assets. The loss from discontinued operations for fiscal 2004 included a loss on the disposal of discontinued operations (which was primarily noncash) of $66, net of tax, related to the sale of Musicland. In connection with the sale, Musicland purchased transition support services from us for approximately one year from the date of the sale.

In accordance with SFAS No. 144, Musicland's financial results are reported separately as discontinued operations for all periods presented.

During fiscal 2003, we recorded an after-tax, noncash impairment charge of $308 for the full write-off of goodwill related to our acquisition of Musicland. In addition, we recorded an after-tax, noncash charge of $8 for the change in our method of accounting for Musicland vendor allowances. The charges are classified as cumulative effects of changes in accounting principles in discontinued operations (see Note 1, Summary of Significant Accounting Policies).

Also during fiscal 2003, in accordance with SFAS No. 144, we recorded a pre-tax impairment charge of $166 related to a reassessment of the carrying value of Musicland's long-lived assets. The $166 charge was recorded in loss before income taxes, in the table below. We determined fair values utilizing widely accepted valuation techniques, including discounted cash flows. We based fair values on the then-current expectations for the business in light of the then-existing retail environment and the uncertainty associated with future trends in prerecorded music products.

The financial results of Musicland, included in discontinued operations, were as follows:

For the Fiscal Years Ended	Feb. 26, 2005	Feb. 28, 2004(1)	March 1, 2003

Revenue	$—	$354	$1,727
Loss before income taxes	—	(46)	(244)
Loss before the disposal and the cumulative effect of accounting changes, net of $17 and $119 tax, respectively	—	(29)	(125)
Gain (loss) on disposal of discontinued operations(2)	50	(66)	—
Cumulative effect of change in accounting principles, net of $5 tax	—	—	(316)
Gain (loss) from discontinued operations, net of tax	$50	$(95)	$(441)
(1)
Fiscal 2004 includes operating results from March 2, 2003, through June 16, 2003, the date we sold our interest in Musicland.

(2)
Fiscal 2005 gain on disposal of discontinued operations represents the reversal of valuation allowances on deferred tax assets as described below. Fiscal 2004 loss on disposal of discontinued operations is net of $25 tax benefit offset by a $25 valuation allowance.

On March 25, 2005, we received notification from the Internal Revenue Service (IRS) of a favorable resolution of outstanding tax matters regarding the disposition of our interest in Musicland. Based on the agreement with the IRS, we reversed previously recorded valuation allowances on deferred tax assets related to the disposition of our interest in Musicland and recognized a $50 tax benefit.

No assets or liabilities of Musicland were included in our balance sheets at February 26, 2005, or February 28, 2004.

3.     Investments in Debt Securities

Our short-term and long-term investments are comprised of municipal and United States government debt securities. In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and based on our ability to market and sell these instruments, we classify auction-rate debt securities and other investments in debt securities as available-for-sale and carry them at amortized cost. Auction-rate debt securities are long-term bonds that are similar to short-term instruments because their interest rates are reset periodically and investments in these securities can be sold for cash on the auction date. We classify auction-rate debt securities as short-term or long-term investments based on the reset dates.

In accordance with our investment policy, we place our investments in debt securities with issuers who have high-quality credit and limit the amount of investment exposure to any one issuer. We seek to preserve principal and minimize exposure to interest-rate fluctuations by limiting default risk, market risk and reinvestment risk.

On an annual basis, we review the key characteristics of our debt securities portfolio and their classification in accordance with GAAP. If a decline in the fair value of a security is deemed by management to be other than temporary, the cost basis of the investment is written down to fair value, and the amount of the write-down is included in the determination of income.

During our annual review in the fourth quarter of fiscal 2005, we reclassified our auction-rate debt securities from cash and cash equivalents to short-term investments or long-term investments, as appropriate, for all periods presented. The amortized cost of the securities reclassified for fiscal 2004 was $2,355. The unrealized gain on the securities in conjunction with this reclassification was not significant.

We also revised the presentation in the consolidated statements of cash flows for the years ended February 28, 2004, and March 1, 2003, to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents, which is consistent with the presentation for the fiscal year ended February 26, 2005.

The carrying amount of our investments in debt securities approximated fair value at February 26, 2005, and February 28, 2004, respectively, due to the rapid turnover of our portfolio and the highly liquid nature of these investments. Therefore, there were no significant unrealized holding gains or losses.

The following table presents the amortized principal amounts, related weighted average interest rates, maturities and major security types for our investments in debt securities:

	February 26, 2005		February 28, 2004
	Amortized Principal Amount	Weighted Average Interest Rate	Amortized Principal Amount	Weighted Average Interest Rate

Short-term investments (less than one year)	$2,878	3.22%	$2,355	1.59%
Long-term investments (one to three years)	148	3.73%	—	—

Total	$3,026		$2,355

Municipal debt securities	$3,019		$2,355
Debt securities issued by U.S. Treasury and other U.S. government entities	7		—

Total	$3,026		$2,355

4.     Debt

	Feb. 26, 2005	Feb. 28, 2004

Convertible subordinated debentures, unsecured, due 2022, initial interest rate 2.25%	$402	$402
Convertible debentures, unsecured, due 2021, interest rate 2.75%(1)	—	353
Master lease obligations, due 2006, interest rate 5.9%	55	58
Capital lease obligations, due 2005, interest rates ranging from 5.5% to 8.0%	13	16
Financing lease obligations, due 2008 to 2022, interest rates ranging from 5.6% to 6.0%(2)	107	—
Mortgage and other debt, interest rates ranging from 1.8% to 8.9%	23	21

Total debt	600	850
Less: current portion	(72)	(368)

Total long-term debt	$528	$482

(1)
In June 2004, we redeemed our convertible debentures due in 2021, for $355 million. No gain or loss was incurred.

(2)
In fiscal 2005, we recorded $107 of financing leases as a result of our review of our lease accounting practices. See Note 7, Leases, for further information.

The mortgage and other debt are secured by certain property and equipment with a net book value of $98 and $97 at February 26, 2005, and February 28, 2004, respectively.

Convertible Debentures

In January 2002, we sold convertible subordinated debentures having an aggregate principal amount of $402. The proceeds from the offering, net of $6 in offering expenses, were $396. The debentures mature in 2022 and are callable at par, at our option, for cash on or after January 15, 2007.

Holders may require us to purchase all or a portion of their debentures on January 15, 2007; January 15, 2012; and January 15, 2017, at a purchase price equal to 100% of the principal amount of the debentures plus accrued and unpaid interest up to but not including the date of purchase. We have the option to settle the purchase price in cash, stock, or a combination of cash and stock.

The debentures will be convertible into shares of our common stock at a conversion rate of 14.4927 shares per $0.001 principal amount of debentures, equivalent to an initial conversion price of $69.00 per share, if the closing price of our common stock exceeds a specified price for a specified period of time, if our credit rating falls below specified levels, if the debentures are called for redemption or if certain specified corporate transactions occur. At February 26, 2005, none of the criteria for conversion had been met. The debentures have an initial interest rate of 2.25% per annum. The interest rate may be reset, but not below 2.25% or above 3.25%, on July 15, 2006; July 15, 2011; and July 15, 2016. One of our subsidiaries has guaranteed the convertible debentures.

Credit Facilities

We have a $200 bank revolving credit facility which is guaranteed by certain of our subsidiaries. The facility expires on December 22, 2009. Borrowings under this facility are unsecured and bear interest at rates specified in the credit agreement. We also pay certain facility and agent fees. The agreement contains covenants that require us to maintain certain financial ratios. This facility replaced a $200 revolving credit facility which was to expire on March 21, 2005. As of February 26, 2005, and February 28, 2004, $139 and $197, respectively, were available under these facilities. There were no borrowings outstanding under either of these facilities for any period presented. However, amounts outstanding under letters of credit reduce amounts available under these facilities.

In March 2004, our International segment entered into an agreement for a $20 revolving demand facility, of which $16 is available from February through July and $20 is available from August through January of each year. There is no set expiration date for this facility. There were no borrowings outstanding under this facility at February 26, 2005. Outstanding letters of credit and letters of guarantee reduced the amount available under this facility to $15 at February 26, 2005. All borrowings under this facility are made available at the sole discretion of the lender and are payable on demand. Borrowings under this facility are unsecured and bear interest at rates specified in the agreement. The agreement for this facility contains certain reporting and operating covenants. This facility replaced a $41 unsecured credit facility, which was canceled on March 1, 2004. There were no borrowings outstanding under this facility at February 28, 2004.

Other

The fair value of long-term debt approximated $603 and $902 as of February 26, 2005, and February 28, 2004, respectively, based on the ask prices quoted from external sources, compared with carrying values of $600 and $850, respectively.

We have a master lease program which was used to construct and lease new retail locations. At the end of fiscal 2005, $55 in leases for new stores was outstanding under the master lease program. In the fourth quarter of fiscal 2005, we reclassified the debt associated with the master lease program to current, based on the terms of the agreement. On May 4, 2005, we repaid the outstanding balance of $54 on the master lease program.

The future maturities of long-term debt, including master and capitalized leases, consist of the following:

Fiscal Year

2006	$72
2007(1)	415
2008	14
2009	14
2010	20
Thereafter	65

$600

(1)
Holders of our debentures due in 2022 may require us to purchase all or a portion of their debentures on January 15, 2007. The table above assumes that all holders of our debentures exercise their redemption options.

5.     Shareholders' Equity Stock Compensation Plans

Our shareholders approved the 2004 Omnibus Stock and Incentive Plan (Omnibus Plan) at our 2004 Regular Meeting of Shareholders. The Omnibus Plan authorizes us to grant or issue stock options, restricted stock, performance awards and other equity awards up to a total of 16 million shares. Under the terms of the Omnibus Plan, awards may be granted to our employees, officers, advisors, consultants and directors. Awards issued under the Omnibus Plan vest as determined by our Compensation and Human Resources Committee at the time of grant. For a complete description of the Omnibus Plan, see our 2004 Proxy Statement dated May 17, 2004. As of February 26, 2005, a total of 11.7 million shares were available for future grants under the Omnibus Plan.

Upon shareholder approval of the Omnibus Plan, all of our previous stock compensation plans were terminated. However, existing awards under those plans will continue to vest in accordance with the original vesting schedule and will expire at the end of their original term.

Stock Options

Outstanding options were granted at exercise prices equal to the fair market value of our common stock on the date of grant and have a 10-year term. Options issued to employees generally vest over a four-year period. Options issued to our directors vest immediately upon grant.

Option activity for the last three fiscal years was as follows:

	Shares	Weighted Average Exercise Price per Share

Outstanding on March 2, 2002	27,487,000	$30.29
Granted	14,253,000	44.06
Exercised	(2,850,000)	14.01
Canceled	(3,336,000)	43.65

Outstanding on March 1, 2003	35,554,000	35.89
Granted	3,799,000	58.50
Exercised	(4,462,000)	25.55
Canceled	(3,207,000)	41.72

Outstanding on February 28, 2004	31,684,000	39.45
Granted	3,853,000	55.00
Exercised	(6,745,000)	32.67
Canceled	(3,624,000)	46.44

Outstanding on February 26, 2005	25,168,000	$42.64

Exercisable options at the end of fiscal 2005, 2004 and 2003 were 14.8 million, 15.4 million and 13.4 million, respectively. The following table summarizes information concerning options outstanding and exercisable as of February 26, 2005:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$ 0 to $10	1,002,000	2.15	$2.17	1,002,000	$2.17
$10 to $20	1,413,000	3.19	11.62	1,413,000	11.62
$20 to $30	2,557,000	7.84	28.47	1,302,000	28.46
$30 to $40	4,833,000	5.58	36.25	4,035,000	36.09
$40 to $50	3,749,000	5.32	46.58	3,639,000	46.61
$50 to $60	11,614,000	8.29	54.42	3,377,000	53.00

$ 0 to $60	25,168,000	6.75	$42.64	14,768,000	$37.23

Restricted Stock

Restricted stock vests based on continued employment with the Company (time-based) or upon achievement of personal or Company performance goals (performance-based). Outstanding time-based restricted stock vests over a period of at least three years, during which no more than 25% may vest at the time of award, and no more than 25% may vest on each anniversary date thereafter. Outstanding performance-based restricted stock vests at the end of a three-year incentive period based on our total return to shareholders compared with the total return to shareholders of companies that comprise Standard & Poor's 500 Index (S&P 500) or upon the achievement of Company or personal performance goals. Compensation expense for time-based restricted stock is recognized on a straight-line basis over the vesting period based on the fair value of the award on the grant date. Compensation expense for performance-based restricted stock is recognized each reporting period based on the number of shares expected to ultimately vest, our stock price and the vesting period. We use an outside valuation advisor to assist us in determining the number of shares expected to ultimately vest. If a plan participant's relationship with us were to be terminated, all shares still subject to restrictions are forfeited and returned to the plan.

The following table presents the restricted shares issued, and their related weighted average fair values, for each of the past three fiscal years:

	2005	2004	2003

Restricted shares issued (millions)	0.9	1.1	0.1
Weighted average fair value of issued restricted stock	$55.09	$57.65	$51.27

Compensation expense recognized for all restricted shares outstanding was $(1.4), $7.9 and $2.4 in fiscal 2005, 2004, and 2003, respectively. Fiscal 2005 expense reflects a change in vesting assumptions based on our total shareholder return relative to the performance of the S&P 500 and an increase in our expected forfeiture rate.

Employee Stock Purchase Plan

Our shareholders approved the Best Buy Co., Inc. 2003 Employee Stock Purchase Plan (ESPP) at our 2003 Regular Meeting of Shareholders. Five million shares have been reserved for issuance under the ESPP. The ESPP is intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended. The ESPP permits employees to purchase shares of our common stock during semi-annual purchase periods beginning on the first Friday of April and October of each year. The shares are purchased at a price equal to the lesser of 85% of the fair market value of the common stock, as measured by the closing price on the New York Stock Exchange, at the beginning or at the end of the purchase period. In fiscal 2005, 823,000 shares were issued under the ESPP. No shares of common stock were issued under the ESPP in fiscal 2004, since the initial purchase period ended on April 1, 2004. As of February 26, 2005, and February 28, 2004, ESPP participants had accumulated approximately $13 and $18, respectively, to purchase our common stock.

Earnings per Share

We adopted EITF Issue No. 04-08, The Effect of Contingently Convertible Instruments on Diluted Earnings per Share, in the fourth quarter of fiscal 2005. EITF Issue No. 04-08 requires us to include in our diluted earnings per share calculation the potentially dilutive shares issuable as if our convertible debentures due in 2022 had been converted into shares of our common stock. In accordance with EITF Issue No. 04-08, we have restated prior periods. The effect of adopting EITF Issue No. 04-08 reduced earnings per share from continuing operations by $0.03, $0.03 and $0.01 for fiscal 2005, 2004 and 2003, respectively.

Basic earnings per share is computed based on the weighted average number of common shares outstanding. Diluted earnings per share is computed based on the weighted average number of common shares outstanding adjusted by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued. Potentially dilutive shares of common stock include stock options, unvested restricted stock awards, shares issuable under our ESPP as well as common shares that would have resulted from the assumed conversion of our convertible debentures (see Note 4, Debt). Since the potentially dilutive shares related to the convertible debentures are included in the calculation, the related interest, net of tax, is added back to income from continuing operations, as the interest would not have been paid if the convertible debentures were converted to common stock.

The computation of dilutive shares outstanding excluded options to purchase 6.3 million, 15.9 million and 24.6 million shares as of February 26, 2005; February 28, 2004; and March 1, 2003, respectively, because such outstanding options' exercise prices were greater than the average market price of our common shares and, therefore, the effect would be antidilutive (i.e., including such options would result in higher earnings per share).

The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings per share from continuing operations for fiscal 2005, 2004 and 2003:

	2005	2004	2003

Numerator:
Earnings from continuing operations, basic	$934	$800	$622
Adjustment for assumed dilution:
Interest on convertible debentures due in 2022, net of tax	7	6	6

Earnings from continuing operations, diluted	$941	$806	$628

Denominator (in millions):
Weighted average common shares outstanding	325.9	323.3	321.1
Effect of dilutive securities:
Shares from assumed conversion of convertible debentures	5.8	5.8	5.8
Stock options and other	4.9	4.8	3.8

Weighted average common shares outstanding, assuming dilution	336.6	333.9	330.7

Basic earnings per share — continuing operations	$2.87	$2.47	$1.93
Diluted earnings per share — continuing operations	$2.79	$2.41	$1.90

Repurchase of Common Stock

In fiscal 2000, our Board of Directors (Board) authorized the purchase of up to $400 of our common stock from time to time through open market purchases. On June 24, 2004, we canceled the $400 program and no further purchases were made under this share repurchase program. Through June 24, 2004, we had purchased and retired 6.1 million shares at a cost of $282 since the inception of the program in fiscal 2000.

In June 2004, our Board authorized the purchase of up to $500 of our common stock from time to time through open market purchases. The $500 share repurchase program, which became effective on June 24, 2004, terminated and replaced the $400 share repurchase program authorized by our Board in fiscal 2000.

In April 2005, our Board authorized the purchase of up to $1.5 billion of our common stock from time to time through open market purchases. This share repurchase program has no stated expiration date. The $1.5 billion share repurchase program terminated and replaced the $500 share repurchase program authorized by our Board in June 2004.

During fiscal 2005, we purchased and retired 2.3 million shares at a cost of $118 under the $500 share repurchase program, and 1.6 million shares at a cost of $82 under the $400 share repurchase program.

Comprehensive Income

Comprehensive income is computed as net earnings plus certain other items that are recorded directly to shareholders' equity. The only significant other item included in comprehensive income is foreign currency translation adjustments. Foreign currency translation adjustments do not include a provision for income tax because earnings from foreign operations are considered to be indefinitely reinvested outside the U.S. Investment gains/losses were not significant. Comprehensive income was $1,047, $764 and $132 for fiscal 2005, 2004 and 2003, respectively.

6.     Net Interest Income (Expense)

Net interest income (expense) for fiscal 2005, 2004 and 2003 was comprised of the following:

	2005	2004	2003

Interest expense(1)	$(44)	$(32)	$(30)
Capitalized interest	—	1	5
Interest income	45	23	23

Net interest income (expense)	1	(8)	(2)
Interest expense allocated to discontinued operations(2)	—	—	(6)

Net interest income (expense) from continuing operations	$1	$(8)	$4

(1)
Fiscal 2005 interest expense includes $21 of expense related to our lease accounting corrections.

(2)
We allocated interest expense to discontinued operations based upon debt that was attributable to Musicland's operation.

7.     Leases

We lease portions of our corporate facilities and conduct the majority of our retail and distribution operations from leased locations. The leases require payment of real estate taxes, insurance and common area maintenance, in addition to rent. The terms of our lease agreements generally range up to 20 years. Most of the leases contain renewal options and escalation clauses, and certain store leases require contingent rents based on specified percentages of revenue. Other leases contain covenants related to the maintenance of financial ratios.

For leases that contain predetermined fixed escalations of the minimum rent, we recognize the related rent expense on a straight-line basis from the date we take possession of the property to the end of the initial lease term. We record any difference between the straight-line rent amounts and amounts payable under the leases as part of deferred rent, in accrued liabilities or long-term liabilities, as appropriate.

Cash or lease incentives (tenant allowances) received upon entering into certain store leases are recognized on a straight-line basis as a reduction to rent from the date we take possession of the property though the end of the initial lease term. We record the unamortized portion of tenant allowances as a part of deferred rent, in accrued liabilities or long-term liabilities, as appropriate.

At February 26, 2005, and February 28, 2004, deferred rent included in accrued liabilities was approximately $11 and $3, respectively, and deferred rent included in long-term liabilities was approximately $171 and $73, respectively.

We capitalize straight-line rent amounts during the major construction phase of leased properties. Straight-line rent is expensed as incurred subsequent to the major construction phase, including the period prior to the store opening.

We conducted an extensive review of our lease accounting practices during the fourth quarter of fiscal 2005 in light of the views expressed by the Securities and Exchange Commission (SEC) in its letter dated February 7, 2005, to the American Institute of Certified Public Accountants Center for Public Company Audit Firms. In the letter, the SEC expressed its views regarding operating lease accounting matters and the related interpretation/application of these matters under existing GAAP.

Following our review, we recorded a cumulative fourth-quarter charge of $36 pre-tax ($23 after-tax) to correct our accounting for certain operating lease matters. Of the $36 pre-tax charge, $15 was recorded as a charge to SG&A, while the remaining $21 was recorded as a charge to interest expense. We determined that no restatement was required due to the immaterial impact of the errors on current and prior periods.

The $15 charge to SG&A was primarily related to rent holidays. Rent holidays are considered to be any period during which a tenant has the right to control use of the leased property, but rent payments are not required.

Historically, we recognized rent expense beginning at the inception of the contractual lease term, which was generally when the store opened. Effective with the fourth quarter of fiscal 2005, we now recognize rent expense beginning when we take possession of the property unless we are actively constructing the facility in which case straight-line rent amounts are capitalized.

The $21 charge to interest expense was related to the change in accounting for certain leases as financing leases rather than operating leases, as these leases did not qualify for sale-leaseback treatment in accordance with SFAS No. 98, Accounting for Leases: Sale-Leaseback Transactions Involving Real Estate, Sales-Type Leases of Real Estate, Definition of the Lease Term, and Initial Direct Costs of Direct Financing Leases. For financing leases, the gross cost of constructing the asset is included in property and equipment and amounts reimbursed from the landlord are recorded as financing obligations. In fiscal 2005, we made a $107 adjustment to increase property and equipment, and financing obligations. This adjustment was considered a noncash transaction and has been excluded from the consolidated statements of cash flows. Financing obligations are included in our consolidated balance sheets in current portion of long-term debt and long-term debt, as appropriate.

In addition, we reclassified certain tenant allowances in our consolidated balance sheet at February 26, 2005, from a contra asset in property and equipment to accrued liabilities or long-term liabilities, as appropriate.

These adjustments had no affect historical or future cash flows, or the timing of our lease payments.

Transaction costs associated with the sale and leaseback of properties and any related gain or loss are recognized on a straight-line basis over the initial period of the lease agreements. Receivables associated with the sale and leaseback of properties are included in other current assets. We do not have any retained or contingent interests in the properties nor do we provide any guarantees in connection with the sale and leaseback of properties, other than a corporate-level guarantee of lease payments.

We also lease certain equipment under noncancelable operating and capital leases. Assets acquired under capital leases are depreciated over the shorter of the useful life of the asset or the initial lease term.

During fiscal 2004, we entered into a capital lease agreement totaling $26 for certain equipment used in our stores. During fiscal 2005, we entered into a capital lease agreement totaling $10 for a facility. These leases were noncash transactions and have been eliminated from our consolidated statements of cash flows.

The composition of rental expenses for all operating leases, during the past three fiscal years, including leases of property and equipment, was as follows:

	2005	2004	2003

Minimum rentals	$516	$484	$452
Contingent rentals	1	1	1

Total rent expense for continuing operations	517	485	453
Less: sublease income	(16)	(17)	(13)

Net rent expense for continuing operations	$501	$468	$440

The future minimum lease payments under our capital, financing and operating leases by fiscal year (not including contingent rentals) as of February 26, 2005, are as follows:

Fiscal Year	Capital Leases	Financing Leases	Operating Leases

2006	$6	$16	$541
2007	2	15	541
2008	2	15	524
2009	2	14	511
2010	2	14	486
Thereafter	1	79	3,247

Subtotal	15	153	$5,850

Less: imputed interest	(2)	(46)

Present value of lease obligations	$13	$107

Total minimum lease payments have not been reduced by minimum sublease rent income of approximately $90 due under future noncancelable subleases.

8.     Benefit Plans

We sponsor retirement savings plans for employees meeting certain age and service requirements. The plans provide for company-matching contributions, which are subject to annual approval by our Board. The total matching contributions were $14, $13 and $13 in fiscal 2005, 2004 and 2003, respectively.

We have a non-qualified, unfunded deferred compensation plan for certain management employees and our Board whose contributions are limited under qualified defined contribution plans. Amounts contributed and deferred under the deferred compensation plan are credited or charged with the performance of investment options offered under the plan and elected by the participants. The liability for compensation deferred under this plan was $64 and $58 at February 26, 2005, and February 28, 2004, respectively, and is included in long-term liabilities. We manage the risk of changes in the fair value of the liability for deferred compensation by electing to match our liability under the plan with investment vehicles that offset a substantial portion of our exposure. The cash value of the investment vehicles, which includes funding for future deferrals, was $73 and $70 at February 26, 2005, and February 28, 2004, respectively, and is included in other assets. Both the asset and the liability are carried at fair value. 9.     Income Taxes

The following is a reconciliation of income tax expense to the federal statutory tax rate for continuing operations for the past three fiscal years:

	2005	2004	2003

Federal income tax at the statutory rate	$505	$454	$355
State income taxes, net of federal benefit	29	27	35
Distributed earnings of foreign subsidiaries	—	13	—
Non-taxable interest income	(22)	(19)	(10)
Other	(3)	21	12

Income tax expense	$509	$496	$392

Effective income tax rate	35.3%	38.3%	38.7%

Like most companies, we have our income tax returns periodically audited by domestic and foreign tax authorities. These audits include questions regarding our tax filing positions, including the timing and amount of deductions and the allocation of income among various tax jurisdictions. At any one time, multiple tax years are subject to audit by the various tax authorities. In evaluating the exposures associated with our various tax filing positions, we record reserves for probable exposures. A number of years may elapse before a particular matter, for which we have established a reserve, is audited and fully resolved. When the actual result of a tax settlement differs from our estimated reserve for a matter, we adjust our tax contingencies reserve and income tax provision in the period in which the income tax matter is resolved.

During fiscal 2005, we reduced our tax contingencies reserve based on the resolution and clarification of certain federal and state income tax matters, including a favorable ruling from the IRS and the completion of IRS and certain state tax audits for fiscal 2000 through fiscal 2002.

Income tax expense was comprised of the following for the past three fiscal years:

	2005	2004	2003

Current:
Federal	$502	$456	$375
State	36	49	51
Foreign	(1)	5	3

	537	510	429

Deferred:
Federal	(4)	(9)	(22)
State	(20)	(1)	(3)
Foreign	(4)	(4)	(12)

	(28)	(14)	(37)

Income tax expense	$509	$496	$392

The American Jobs Creation Act of 2004 (Act) allows U.S. multinational companies a one-time repatriation of accumulated income earned outside the U.S. at an effective income tax rate of 5.25% rather than the normal U.S. income tax rate of 35%, provided that certain criteria, including qualified U.S. reinvestment, are met. We have reviewed the provisions of the Act and do not expect to repatriate additional income earned outside the U.S. during fiscal 2006; and therefore, we have not recorded any income tax expense as a result of the Act's provisions.

We have not provided deferred taxes on unremitted foreign earnings because such earnings are considered to be indefinitely reinvested outside the U.S. Such amounts were not significant.

Deferred taxes are the result of differences between the bases of assets and liabilities for financial reporting and income tax purposes. Deferred tax assets and liabilities as of the dates indicated were comprised of the following:

	Feb. 26, 2005	Feb. 28, 2004

Accrued property expenses	$74	$39
Other accrued expenses	33	60
Deferred revenue	48	32
Compensation and benefits	51	43
Inventory	21	31
Net operating loss carryforwards	38	28
Goodwill	19	21
Other	25	30

Total deferred tax assets	309	284

Property and equipment	(158)	(156)
Convertible debt	(27)	(32)
Other	(5)	(7)

Total deferred tax liabilities	(190)	(195)

Net deferred tax assets	$119	$89

Deferred tax assets and liabilities included in our balance sheets were as follows:

	Feb. 26, 2005	Feb. 28, 2004

Other current assets	$80	$95
Other assets	39	—
Long-term liabilities	—	(6)

Net deferred tax assets	$119	$89

Management believes that the realization of the deferred tax assets is more likely than not, based on the expectation that we will generate the necessary taxable income in future periods and, accordingly, no valuation reserves have been provided. As of February 26, 2005, we had net operating loss carryforwards from our International operations of $107, which expire beginning in fiscal 2007 through 2012. We expect to fully utilize the net operating loss carryforwards; therefore, no valuation allowances have been recorded.

10.  Segments

We operate two reportable segments: Domestic and International. The Domestic segment is comprised of U.S. Best Buy and Magnolia Audio Video operations. The International segment is comprised of Future Shop and Best Buy operations in Canada. Our segments are evaluated on an operating income basis, and a stand-alone tax provision is not calculated for each segment. The other accounting policies of the segments are the same as those described in Note 1, Summary of Significant Accounting Policies.

The following tables present our business segment information for continuing operations for each of the past three fiscal years:

	2005	2004	2003

Revenue
Domestic	$24,616	$22,225	$19,303
International	2,817	2,323	1,640

Total revenue	$27,433	$24,548	$20,943

Operating Income
Domestic	$1,393	$1,267	$1,002
International	49	37	8

Total operating income	1,442	1,304	1,010
Net interest income (expense)	1	(8)	4

Earnings from continuing operations before income tax expense	$1,443	$1,296	$1,014

	2005	2004	2003

Assets
Domestic	$8,372	$7,547	$6,282
International	1,922	1,105	858

Total assets	$10,294	$8,652	$7,140

Capital Expenditures
Domestic	$398	$452	$667
International	104	93	58

Total capital expenditures	$502	$545	$725

Depreciation
Domestic	$413	$345	$284
International	46	40	26

Total depreciation	$459	$385	$310

11.  Contingencies and Commitments

Contingencies

On April 12, 2005, the U.S. District Court for the District of Minnesota entered an Order dismissing with prejudice In Re Best Buy Company, Inc. Securities Litigation, the purported consolidated class action lawsuit that sought compensatory damages, costs and expenses on behalf of persons who purchased our securities between January 9, 2002, and August 7, 2002. The lawsuit alleged that the defendants, Best Buy Co., Inc., and our Chairman, our two Vice Chairmen (including our Vice Chairman and Chief Executive Officer) and our Chief Financial Officer, violated Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder, by making material misrepresentations between January 9, 2002, and August 7, 2002, that resulted in artificially inflated prices of our common stock. Subject to plaintiffs' right to appeal the Court's Order, this matter is resolved. We believe the allegations are without merit and, in the event of an appeal, intend to continue to defend this action vigorously.

We were also served with a shareholder derivative action venued in Hennepin County District Court, State of Minnesota, which raises many factual matters similar to those raised in the federal securities law case, above described. This case alleges violations of state law relative to fiduciary responsibilities, control and management of our company and unjust enrichment and seeks judgment in favor of Best Buy Co., Inc. against certain named officer and director defendants for damages, equitable relief and attorneys' fees, costs and expenses. By agreement between the parties, this case has been on inactive status pending a decision on our Motion to Dismiss in the referenced federal securities law case. If the plaintiffs don't agree to dismiss the action voluntarily, then we expect the named officer and director defendants to file a Motion to Dismiss. Based on our information and belief, the claims against the named officer and director defendants are without merit and, if necessary, will be vigorously defended.

We are involved in various other legal proceedings arising in the normal course of conducting business. We believe the amounts provided in our consolidated financial statements, as prescribed by GAAP, are adequate in light of the probable and estimable liabilities. The resolution of those proceedings is not expected to have a material impact on our results of operation or financial condition.

Commitments

In 2004, we engaged Accenture LLP to assist us with improving our operational capabilities and reducing our costs in the Human Resources and Information Systems areas. Our future contractual obligations to Accenture are expected to range from $124 to $235 per year through 2011, the end of the contract period. Prior to our engagement of Accenture, a significant portion of these costs were incurred as part of normal operations.

We had outstanding letters of credit for purchase obligations with a fair value of $92 as of February 26, 2005.

As of February 26, 2005, we had commitments for the purchase and construction of facilities valued at approximately $83. Also, as of February 26, 2005, we had entered into lease commitments for land and buildings for 73 future locations. These lease commitments with real estate developers provide for minimum rentals ranging from 10 to 20 years, which if consummated based on current cost estimates, will approximate $53 annually over the lease terms.

We assumed a liability for certain extended service contracts when we acquired Future Shop in fiscal 2002. We established an accrued liability for the acquired extended service contracts based on historical trends in product failure rates and the expected material and labor costs necessary to provide the services. The remaining terms of these acquired extended service contracts vary by product and extend through fiscal 2007. The estimated remaining liability for acquired extended service contracts at February 26, 2005, was $9. Subsequent to the acquisition, all new extended service contracts were sold on behalf of an unrelated third party, without recourse.

The following table reconciles the changes in our liability for our acquired extended service contracts for the years ended February 26, 2005, and February 28, 2004:

Balance at March 1, 2003	$28
Service charges	(13)
Foreign currency exchange rate fluctuation	3

Balance at February 28, 2004	18
Service charges	(10)
Foreign currency exchange rate fluctuation	1

Balance February 26, 2005	$9

12.  Related-Party Transactions

Elliot S. Kaplan, a director, is a partner with the law firm of Robins, Kaplan, Miller & Ciresi L.L.P. (RKMC), which serves as our primary outside general counsel. Our Board periodically reviews the fees paid to RKMC to ensure that they are competitive with fees charged by other law firms comparable in size and expertise. We paid legal fees of $6, $4 and $4 to RKMC during fiscal 2005, 2004, and 2003, respectively. In addition, RKMC earned a contingent fee of $6 in connection with the settlement of our claims against two credit card companies, which we believe resulted in a significantly greater recovery for us than we would have received if we had not opted out of a related class action lawsuit against the same defendants. The Board has approved the transactions with RKMC and our continued business dealings with the firm.

We purchase certain store fixtures from Phoenix Fixtures, Inc. (Phoenix), a company owned by the brother of Richard M. Schulze, our Chairman of the Board. The decision to conduct business with Phoenix was based on both qualitative and quantitative factors including product quality, pricing, customer service and design flexibility. Our Board reviewed our transactions with Phoenix and determined that the transactions were at arm's-length and that Phoenix provides significant advantages with respect to service and delivery. Accordingly, the Board has approved the transactions and our continued business dealings with Phoenix. The total amount paid to Phoenix during fiscal 2005, 2004 and 2003, was $20, $14 and $12, respectively.

13.  Condensed Consolidating Financial Information

Our convertible debentures, due in 2022, are guaranteed by our wholly owned indirect subsidiary Best Buy Stores, L.P. Investments in subsidiaries of Best Buy Stores, L.P., which have not guaranteed the convertible debentures, are accounted for under the equity method. We reclassified certain prior-year amounts to conform to the current-year presentation. The aggregate principal balance and carrying amount of our convertible debentures, which mature in 2022, is $402.

In June 2004, we redeemed our convertible debentures due in 2021 for $355. These debentures were guaranteed by Best Buy Stores, L.P. and certain of our other wholly owned subsidiaries.

Additional information regarding the convertible debentures is included in Note 4, Debt.

In fiscal 2004, we sold our interest in Musicland. The statement of earnings for the year ended February 28, 2004, includes a loss on disposal of discontinued operations (which was primarily noncash) of $66, net of tax, related to the sale of Musicland. In addition, approximately $198 of Musicland's intercompany indebtedness to Best Buy Co., Inc. was eliminated in fiscal 2004. This resulted in a loss of $198 that was recorded in Best Buy Co., Inc. with an offsetting $198 gain recorded in the Non-Guarantor Subsidiaries, which included Musicland. The elimination of intercompany indebtedness had no impact on our consolidated net earnings, financial position or cash flows.

Best Buy Co., Inc.'s fiscal 2005 gain on disposal of discontinued operations includes a $50 tax benefit resulting from the favorable resolution of outstanding tax matters with the IRS regarding the disposition of our interest in Musicland. Additional information regarding Musicland is included in Note 2, Discontinued Operations.

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

We file a consolidated U.S. federal income tax return. Beginning with fiscal 2004, income taxes are allocated in accordance with our tax allocation agreement. U.S. affiliates receive no tax benefit for taxable losses, but are allocated taxes at the required effective income tax rate if they have taxable income.

The following tables present condensed consolidating balance sheets for the fiscal years ended February 26, 2005, and February 28, 2004, and condensed consolidating statements of earnings and cash flows for the fiscal years ended February 26, 2005; February 28, 2004; and March 1, 2003:

Condensed Consolidating Balance Sheets

As of February 26, 2005

	Best Buy Co., Inc.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Assets
Current Assets
Cash and cash equivalents	$175	$62	$233	$—	$470
Short-term investments	2,769	—	109	—	2,878
Receivables	12	314	48	1	375
Merchandise inventories	—	2,747	454	(350)	2,851
Other current assets	34	139	200	(44)	329
Intercompany receivable	—	—	2,826	(2,826)	—
Intercompany note receivable	500	—	—	(500)	—

Total current assets	3,490	3,262	3,870	(3,719)	6,903
Net Property and Equipment	250	1,504	713	(3)	2,464
Goodwill	—	3	510	—	513
Tradename	—	—	40	—	40
Long-Term Investments	148	—	—	—	148
Other Assets	80	171	142	(167)	226
Investments in Subsidiaries	3,456	—	1,094	(4,550)	—

Total Assets	$7,424	$4,940	$6,369	$(8,439)	$10,294

Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable	$—	$—	$2,824	$—	$2,824
Unredeemed gift card liabilities	—	393	17	—	410
Accrued compensation and related expenses	2	166	66	—	234
Accrued liabilities	5	548	335	(44)	844
Accrued income taxes	504	2	69	—	575
Current portion of long-term debt	3	66	3	—	72
Intercompany payable	1,441	1,398	—	(2,839)	—
Intercompany note payable	—	500	—	(500)	—

Total current liabilities	1,955	3,073	3,314	(3,383)	4,959
Long-Term Liabilities	227	693	56	(618)	358
Long-Term Debt	417	80	31	—	528
Shareholders' Equity	4,825	1,094	2,968	(4,438)	4,449

Total Liabilities and Shareholders' Equity	$7,424	$4,940	$6,369	$(8,439)	$10,294

Condensed Consolidating Balance Sheets

As of February 28, 2004

	Best Buy Co., Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Assets
Current Assets
Cash and cash equivalents	$105	$33	$107	$—	$245
Short-term investments	2,297	—	58	—	2,355
Receivables	5	313	24	1	343
Merchandise inventories	—	2,736	364	(493)	2,607
Other current assets	1	96	77	—	174
Intercompany receivable	—	—	2,091	(2,091)	—
Intercompany note receivable	500	—	—	(500)	—

Total current assets	2,908	3,178	2,721	(3,083)	5,724
Net Property and Equipment	244	1,325	678	(3)	2,244
Goodwill	—	—	477	—	477
Tradename	—	—	37	—	37
Other Assets	115	105	106	(156)	170
Investments in Subsidiaries	2,547	1	—	(2,548)	—

Total Assets	$5,814	$4,609	$4,019	$(5,790)	$8,652

Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable	$—	$—	$2,460	$—	$2,460
Unredeemed gift card liabilities	—	300	—	—	300
Accrued compensation and related expenses	3	152	114	—	269
Accrued liabilities	10	435	279	—	724
Accrued income taxes	305	23	52	—	380
Current portion of long-term debt	354	13	1	—	368
Intercompany payable	597	1,507	—	(2,104)	—
Intercompany note payable	—	500	—	(500)	—

Total current liabilities	1,269	2,930	2,906	(2,604)	4,501
Long-Term Liabilities	222	421	21	(417)	247
Long-Term Debt	410	60	12	—	482
Shareholders' Equity	3,913	1,198	1,080	(2,769)	3,422

Total Liabilities and Shareholders' Equity	$5,814	$4,609	$4,019	$(5,790)	$8,652

Condensed Consolidating Statements of Earnings

For the Fiscal Year Ended February 26, 2005

	Best Buy Co., Inc.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenue	$16	$23,951	$25,742	$(22,276)	$27,433
Cost of goods sold	—	20,126	23,093	(22,281)	20,938

Gross profit	16	3,825	2,649	5	6,495
Selling, general and administrative expenses	25	3,587	1,571	(130)	5,053

Operating (loss) income	(9)	238	1,078	135	1,442
Net interest (expense) income	(12)	(68)	81	—	1
Equity in earnings (loss) of subsidiaries	750	(77)	29	(702)	—

Earnings from continuing operations before income tax expense	729	93	1,188	(567)	1,443
Income tax (benefit) expense	(21)	65	465	—	509

Earnings from continuing operations	750	28	723	(567)	934
Gain on disposal of discontinued operations(1)	50	—	—	—	50

Net earnings	$800	$28	$723	$(567)	$984

(1)
Fiscal 2005 includes a tax benefit of $50 due to the resolution of federal tax matters.

Condensed Consolidating Statements of Earnings

For the Fiscal Year Ended February 28, 2004

	Best Buy Co., Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenue	$16	$21,683	$23,665	$(20,816)	$24,548
Cost of goods sold	—	17,888	20,790	(20,001)	18,677

Gross profit	16	3,795	2,875	(815)	5,871
Selling, general and administrative expenses	22	3,552	1,354	(361)	4,567
Elimination of intercompany indebtedness	(198)	—	198	—	—

Operating (loss) income	(204)	243	1,719	(454)	1,304
Net interest (expense) income	(1)	(34)	27	—	(8)
Equity in earnings (loss) of subsidiaries	1,108	(88)	—	(1,020)	—

Earnings from continuing operations before income tax expense	903	121	1,746	(1,474)	1,296
Income tax (benefit) expense	(304)	80	720	—	496

Earnings from continuing operations	1,207	41	1,026	(1,474)	800
Loss from discontinued operations, net of tax	—	—	(29)	—	(29)
Loss on disposal of discontinued operations, net of tax	(11)	—	(55)	—	(66)

Net earnings	$1,196	$41	$942	$(1,474)	$705

Condensed Consolidating Statements of Earnings

For the Fiscal Year Ended March 1, 2003

	Best Buy Co., Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenue	$1	$19,428	$2,296	$(782)	$20,943
Cost of goods sold	1	14,933	1,819	(755)	15,998

Gross profit	—	4,495	477	(27)	4,945
Selling, general and administrative expenses	32	3,714	573	(384)	3,935

Operating (loss) income	(32)	781	(96)	357	1,010
Net interest income (expense)	50	(34)	(12)	—	4
Equity in loss of subsidiaries	(36)	(75)	—	111	—

(Loss) earnings from continuing operations before income tax expense	(18)	672	(108)	468	1,014
Income tax expense	8	260	124	—	392

(Loss) earnings from continuing operations	(26)	412	(232)	468	622
Earnings (loss) from discontinued operations, net of tax	125	—	(566)	—	(441)
Cumulative effect of change in accounting principle for goodwill, net of tax	—	—	(40)	—	(40)
Cumulative effect of change in accounting principle for vendor allowances, net of tax	—	(40)	(2)	—	(42)

Net earnings (loss)	$99	$372	$(840)	$468	$99

Condensed Consolidating Statements of Cash Flows

For the Fiscal Year Ended February 26, 2005

	Best Buy Co., Inc.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Total cash provided by operating activities from continuing operations	$265	$500	$1,076	$—	$1,841

Investing activities
Additions to property and equipment	—	(338)	(164)	—	(502)
Purchases of available-for-sale securities	(7,738)	—	(51)	—	(7,789)
Sales of available-for-sale securities	7,118	—	—	—	7,118
Other, net	16	(9)	—	—	7

Total cash used in investing activities from continuing operations	(604)	(347)	(215)	—	(1,166)

Financing activities
Long-term debt payments	(354)	(15)	(2)	—	(371)
Issuance of common stock under employee stock purchase plan and for the exercise of stock options	256	—	—	—	256
Repurchase of common stock	(200)	—	—	—	(200)
Dividends paid	(137)	—	—	—	(137)
Other, net	—	—	(7)	—	(7)
Change in intercompany receivable/payable	844	(109)	(735)	—	—

Total cash provided by (used in) financing activities from continuing operations	409	(124)	(744)	—	(459)

Effect of exchange rate changes on cash	—	—	9	—	9

Increase in cash and cash equivalents	70	29	126	—	225
Cash and cash equivalents at beginning of year	105	33	107	—	245

Cash and cash equivalents at end of year	$175	$62	$233	$—	$470

Condensed Consolidating Statements of Cash Flows

For the Fiscal Year Ended February 28, 2004

	Best Buy Co., Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Total cash provided by (used in) operating activities from continuing operations	$486	$(405)	$1,288	$—	$1,369

Investing activities
Additions to property and equipment	(45)	(243)	(257)	—	(545)
Purchases of available-for-sale securities	(2,931)	—	(58)	—	(2,989)
Sales of available-for-sale securities	2,175	—	—	—	2,175
Other, net	1	3	(3)	—	1

Total cash used in investing activities from continuing operations	(800)	(240)	(318)	—	(1,358)

Financing activities
Dividends paid	(130)	—	—	—	(130)
Issuance of common stock	114	—	—	—	114
Repurchase of common stock	(100)	—	—	—	(100)
Long-term debt payments	—	(17)	—	—	(17)
Other, net	—	—	46	—	46
Change in intercompany receivable/payable	213	658	(871)	—	—

Total cash provided by (used in) financing activities from continuing operations	97	641	(825)	—	(87)

Effect of exchange rate changes on cash	—	—	1	—	1
Net cash used in discontinued operations	—	—	(53)	—	(53)

(Decrease) increase in cash and cash equivalents	(217)	(4)	93	—	(128)
Cash and cash equivalents at beginning of year	322	37	14	—	373

Cash and cash equivalents at end of year	$105	$33	$107	$—	$245

Condensed Consolidating Statements of Cash Flows

For the Fiscal Year Ended March 1, 2003

	Best Buy Co., Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Total cash provided by (used in) operating activities from continuing operations	$256	$716	$(194)	$—	$778

Investing activities
Additions to property and equipment	(23)	(580)	(122)	—	(725)
Purchases of available-for-sale securities	(1,844)	—	—	—	(1,844)
Sales of available-for-sale securities	1,610	—	—	—	1,610
Other, net	69	(17)	(3)	—	49

Total cash used in investing activities from continuing operations	(188)	(597)	(125)	—	(910)

Financing activities
Issuance of common stock	40	—	—	—	40
Net proceeds from issuance of long-term debt	—	18	—	—	18
Other, net	—	—	(15)	—	(15)
Long-term debt payments	(11)	—	(2)	—	(13)
Change in intercompany receivable/payable	(291)	(129)	420	—	—

Total cash (used in) provided by financing activities from continuing operations	(262)	(111)	403	—	30

Net cash used in discontinued operations	—	—	(79)	—	(79)

(Decrease) increase in cash and cash equivalents	(194)	8	5	—	(181)
Cash and cash equivalents at beginning of year	516	29	9	—	554

Cash and cash equivalents at end of year	$322	$37	$14	$—	$373

14. Supplementary Financial Information (unaudited)

The following tables show selected unaudited quarterly operating results for each quarter of fiscal 2005 and 2004.

Quarter	1st	2nd	3rd	4th(5)	Fiscal Year

Fiscal 2005 as revised(1)
Revenue	$5,479	$6,080	$6,647	$9,227	$27,433
Comparable store sales % change(2)	8.3%	4.3%	3.2%	2.8%	4.3%
Gross profit	$1,311	$1,470	$1,543	$2,171	$6,495
Operating income	184	242	233	783	1,442
Earnings from continuing operations	114	150	148	522	934
Gain on disposal of discontinued operations(3)	—	—	—	50	50
Net earnings	114	150	148	572	984
Diluted earnings per share:(4)
Continuing operations	0.34	0.45	0.44	1.55	2.79
Discontinued operations	—	—	—	0.15	0.15
Diluted earnings per share	0.34	0.45	0.44	1.69	2.94
Quarter	1st	2nd	3rd

Fiscal 2005 as previously reported on Quarterly Report on Form 10-Q(1)
Revenue	$5,475	$6,080	$6,646
Comparable store sales % change(2)	8.3%	4.3%	3.2%
Gross profit	$1,389	$1,552	$1,631
Operating income	184	242	233
Earnings from continuing operations	114	150	148
Gain on disposal of discontinued operations	—	—	—
Net earnings	114	150	148
Diluted earnings per share:
Continuing operations	0.34	0.46	0.45
Discontinued operations	—	—	—
Diluted earnings per share	0.34	0.46	0.45
Quarter	1st	2nd	3rd	4th	Fiscal Year

Fiscal 2004 as revised(1)
Revenue	$4,669	$5,398	$6,032	$8,449	$24,548
Comparable store sales % change(2)	2.2%	7.5%	8.6%	9.7%	7.1%
Gross profit	$1,113	$1,301	$1,408	$2,049	$5,871
Operating income	114	229	202	759	1,304
Earnings from continuing operations	69	140	122	469	800
Loss from discontinued operations, net of tax	(24)	(5)	—	—	(29)
(Loss) gain on disposal of discontinued operations, net of tax	(70)	4	—	—	(66)
Net (loss) earnings	(25)	139	122	469	705
Diluted (loss) earnings per share:(4)
Continuing operations	0.21	0.42	0.37	1.40	2.41
Discontinued operations	(0.29)	—	—	—	(0.29)
Diluted (loss) earnings per share	(0.08)	0.42	0.37	1.40	2.13

Quarter	1st	2nd	3rd

Fiscal 2004 as previously reported on Quarterly Report on Form 10-Q(1)
Revenue	$4,668	$5,396	$6,032
Comparable store sales % change(2)	2.2%	7.5%	8.6%
Gross profit	$1,185	$1,372	$1,486
Operating income	114	229	202
Earnings from continuing operations	69	140	122
Loss from discontinued operations, net of tax	(24)	(5)	—
(Loss) gain on disposal of discontinued operations, net of tax	(70)	4	—
Net (loss) earnings	(25)	139	122
Diluted (loss) earnings per share:
Continuing operations	0.21	0.42	0.37
Discontinued operations	(0.29)	—	—
Diluted (loss) earnings per share	(0.08)	0.42	0.37

Note: Certain totals may not add due to rounding.

(1)
All quarters presented reflect the classification of Musicland's financial results as discontinued operations. Refer to Note 2, Discontinued Operations. During the fourth quarter of fiscal 2005, we reclassified from SG&A into cost of goods sold certain expenses related to operating our distribution network, consisting primarily of handling and transportation costs related to moving merchandise from our distribution centers to our stores. We believe that the revised presentation provides greater consistency for investors by aligning the classification of our distribution costs with the practice of many other retailers. Prior-year amounts have been reclassified to conform to the current-year presentation. The reclassification had no impact on previously reported operating income, net earnings, financial position or cash flows.

(2)
Comprised of revenue at stores and Web sites operating for at least 14 full months, as well as remodeled and expanded locations. Relocated stores are excluded from the comparable store sales calculation until at least 14 full months after reopening. The calculation of the comparable store sales percentage change excludes the impact of fluctuations in foreign currency exchange rates.

(3)
The fourth quarter of fiscal 2005 includes a tax benefit of $50 due to the favorable resolution of outstanding tax matters.

(4)
During the fourth quarter of fiscal 2005 we adopted EITF Issue No. 04-08. The calculation of diluted earnings per share assumes the conversion of convertible debentures, due in 2022, into 5.8 million shares of common stock and adds back the related after-tax interest expense. Prior periods were restated to reflect the adoption of EITF Issue No. 04-08.

(5)
During the fourth quarter of fiscal 2005 we established a sales return liability which reduced gross profit by $15 pre-tax ($10 after-tax, or $0.03 per diluted share). Additionally, following a review of our lease accounting practices, we recorded a cumulative charge of $36 pre-tax ($23 after-tax, or $0.07 per diluted share) to correct our accounting for certain operating lease matters. Of the $36 pre-tax charge, $15 was recorded as a charge to SG&A, while the remaining $21 was recorded as a charge to interest expense.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

On May 10, 2005, contemporaneously with the conclusion of the audit for our fiscal year ended February 26, 2005, we dismissed Ernst & Young LLP (E&Y) as our independent registered public accounting firm. We had previously announced that the Audit Committee of our Board of Directors and E&Y had determined that E&Y would be dismissed as our independent registered public accounting firm, effective at the conclusion of such audit. The reports of E&Y on our financial statements for the fiscal years ended February 26, 2005, and February 28, 2004, and on internal control over financial reporting as of February 26, 2005, did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. In connection with the audits for the two most recent fiscal years and through the date of dismissal, there were no disagreements with E&Y on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of E&Y, would have caused E&Y to make reference thereto in their reports on the financial statements for such fiscal years. During the two most recent fiscal years and through the date of dismissal, there have been no "reportable events," as such term is defined in Item 304(a)(1)(v) of Regulation S-K.

Effective February 27, 2005, we engaged Deloitte & Touche LLP (D&T) as our independent registered public accounting firm for fiscal 2006. The engagement of D&T was approved by the Audit Committee.

During the two most recent fiscal years and prior to its engagement, we had not consulted with D&T regarding any of the matters or reportable events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

Item 9A.  Controls and Procedures.

Disclosure Controls and Procedures

Our management, including the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer), evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act, as of February 26, 2005. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

Management's Annual Report on Internal Control over Financial Reporting

Management's annual report on our internal control over financial reporting is included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Attestation Report of the Registered Public Accounting Firm

E&Y's attestation report on management's assessment and the effectiveness of our internal control over financial reporting is included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the fiscal fourth quarter ended February 26, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Certifications

The certifications of our Chief Executive Officer and our Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as Exhibits 31.1 and 31.2, respectively, to this Annual Report on Form 10-K. As required by section 303A.12(a) of the New York Stock Exchange Listed Company Manual, our

Chief Executive Officer has certified to the New York Stock Exchange that he is not aware of any violation by us of the NYSE's Corporate Governance listing standards.

Item 9B.  Other Information.

There was no information required to be disclosed in a Current Report on Form 8-K during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K that was not reported.

Part III

Item 10.  Directors and Executive Officers of the Registrant.

Directors, Executive Officers, Promoters and Control Persons

Directors

The information provided under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Nominees and Directors" in the Proxy Statement is incorporated herein by reference.

Executive Officers

Information regarding our Executive Officers is furnished in a separate item captioned "Executive Officers of the Registrant" and included in Part I of this Annual Report on Form 10-K.

Family Relationships

The nature of all family relationships between any director, executive officer or person nominated to become a director is stated under the captions "Nominees and Directors" and "Certain Relationships and Related Party Transactions" in the Proxy Statement and is incorporated herein by reference.

Audit Committee Financial Expert and Identification of the Audit Committee

The information provided under the caption "Audit Committee Report" in the Proxy Statement, regarding the Audit Committee financial expert and the identification of the Audit Committee members, is incorporated herein by reference.

Director Nomination Process

The information provided under the caption "Director Nomination Process" in the Proxy Statement is incorporated herein by reference. There have been no material changes to the procedures by which shareholders may recommend nominees to our Board.

Compliance with Section 16(a) of the Exchange Act

The information provided under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement is incorporated herein by reference.

Code of Ethics

In February 2004, our Board of Directors adopted The Code of Business Ethics that applies to our directors and all of our employees, including our Chief Executive Officer and our Chief Financial Officer. The Code of Business Ethics is available on our Web site, www.BestBuy.com — under "Company Information," select the "For Our Investors" link and then the "Corporate Governance" link.

A copy of The Code of Business Ethics may also be obtained upon request, without charge, by contacting our Investor Relations department by calling (612) 291-6111 or writing to us at:

Best Buy Co., Inc.
Investor Relations Department
7601 Penn Avenue South
Richfield, MN 55423-3645

We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, a provision of The Code of Business Ethics that applies to our Chief Executive Officer or Chief Financial Officer by posting such information within two business days of any such amendment or waiver on our Web site, www.BestBuy.com — under "Company Information," select the "For Our Investors" link and then the "Corporate Governance" link.

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

Item 13.  Certain Relationships and Related Transactions.

The information provided under the captions "Nominees and Directors" and "Certain Relationships and Related Party Transactions" in the Proxy Statement is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services.

The information provided under the caption "Ratification of Appointment of Registered Independent Public Accounting Firm — Principal Accountant Fees and Services" in the Proxy Statement is incorporated herein by reference.

Part IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)
The following documents are filed as part of this report:

1.
Financial Statements:

    All financial statements as set forth under Item 8 of this report.

  2.
  Supplementary Financial Statement Schedules:

    Schedule II — Valuation and Qualifying Accounts

Other schedules have not been included because they are not applicable or because the information is included elsewhere in this report.

  3.
  Exhibits:

Number	Description	Method of Filing

3.1	Amended and Restated Articles of Incorporation, as amended	2,3,9,16
3.2	Amended and Restated By-Laws, as amended	2,4,5,6,13,14,17
4.1	Indenture by and among Best Buy Co., Inc., Best Buy Stores, L.P. and Wells Fargo Bank Minnesota, National Association, dated January 15, 2002, as amended and supplemented	7
4.2	Offer Letter Agreement between HSBC Bank Canada and Best Buy Canada Ltd. Magasins Best Buy Ltee, dated February 26, 2004	16,17
4.3	Offer Letter Agreement between Royal Bank of Canada and Best Buy Canada Ltd. Magasins Best Buy Ltee dated March 9, 2004	17
4.4	5-Year Revolving Credit Agreement with U.S. Bank National Association dated December 22, 2004	19
10.1	1994 Full-Time Employee Non-Qualified Stock Option Plan, as amended	10,15
10.2	1997 Employee Non-Qualified Stock Option Plan, as amended	8,15,16
10.3	1997 Directors' Non-Qualified Stock Option Plan, as amended	11,15
10.4	The Assumed Musicland 1998 Stock Incentive Plan	12
10.5	2000 Restricted Stock Award Plan, as amended	16
10.6	Best Buy Co., Inc. 2004 Omnibus Stock and Incentive Plan	18
10.7	Best Buy Fourth Amended and Restated Deferred Compensation Plan, effective as of April 1, 2004, as amended	17
10.8	Resolutions of the Compensation and Human Resources Committee of the Board of Directors adopting, effective as of May 28, 2003, the Best Buy Short-term Incentive Plan for certain senior officers	16
12.1	Statements re: Computation of Ratios	1
21.1	Subsidiaries of the Registrant	1
23.1	Consent of Ernst & Young LLP	1
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	1
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	1
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	1
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	1
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

(17)
Exhibit so marked was filed with the SEC on April 29, 2004, as an exhibit to the Form 10-K of Best Buy Co., Inc., and is incorporated herein by reference and made a part hereof.

(18)
Exhibit so marked was filed on October 1, 2004, as an exhibit to the Registration Statement on Form S-8 (Registration No. 333-119472) of Best Buy Co., Inc., and is incorporated herein by reference and made a part hereof.

(19)
Exhibit so marked was filed with the SEC on January 6, 2005, as an exhibit to the Form 10-Q of Best Buy Co., Inc., and is incorporated herein by reference and made a part hereof.

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
Bradbury H. Anderson
Vice Chairman and Chief Executive Officer
Date: May 10, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bradbury H. Anderson Bradbury H. Anderson	Vice Chairman and Chief Executive Officer (Principal Executive Officer)	May 10, 2005
/s/ Darren R. Jackson Darren R. Jackson	Executive Vice President — Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	May 10, 2005
/s/ Richard M. Schulze Richard M. Schulze	Chairman and Director	May 10, 2005
/s/ Robert T. Blanchard Robert T. Blanchard	Director	May 10, 2005
/s/ Kathy J. Higgins Victor Kathy J. Higgins Victor	Director	May 10, 2005
/s/ Ronald James Ronald James	Director	May 10, 2005
/s/ Elliot S. Kaplan Elliot S. Kaplan	Director	May 10, 2005
/s/ Allen U. Lenzmeier Allen U. Lenzmeier	Director	May 10, 2005
/s/ Matthew H. Paull Matthew H. Paull	Director	May 10, 2005
/s/ Mary A. Tolan Mary A. Tolan	Director	May 10, 2005
/s/ Frank D. Trestman Frank D. Trestman	Director	May 10, 2005
/s/ Hatim A. Tyabji Hatim A. Tyabji	Director	May 10, 2005
/s/ James C. Wetherbe James C. Wetherbe	Director	May 10, 2005

Schedule II

Valuation and Qualifying Accounts
($ in millions)

	Balance at Beginning of Period	Charged to Expenses or Other Accounts	Other(1)	Balance at End of Period(2)

Year ended February 26, 2005:
Allowance for Doubtful Accounts	$ 4	$ 4	$ (5)	$ 3
Year ended February 28, 2004:
Allowance for Doubtful Accounts	10	8	(14)	4
Year ended March 1, 2003:
Allowance for Doubtful Accounts	3	10	(3)	10

(1)
Includes bad debt write-offs, recoveries and reserves.

(2)
Includes Musicland balance of $1 at March 1, 2003.

QuickLinks

PART I
  Item 1. Business.
  Item 2. Properties.
  Item 3. Legal Proceedings.
  Item 4. Submission of Matters to a Vote of Security Holders.
Part II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
  Item 6. Selected Financial Data.
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data.
  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
  Item 9A. Controls and Procedures.
  Item 9B. Other Information.
  Item 10. Directors and Executive Officers of the Registrant.
  Item 11. Executive Compensation.
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
  Item 13. Certain Relationships and Related Transactions.
  Item 14. Principal Accounting Fees and Services.
  Item 15. Exhibits, Financial Statement Schedules.
SIGNATURES