Form 10-Q
period 2005-05-28
BEST BUY CO INC
filed 2005-07-07
CIK 764478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 28, 2005

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, $.10 Par Value — 325,144,000 shares outstanding as of May 28, 2005.

BEST BUY CO., INC.

FORM 10-Q FOR THE QUARTER ENDED MAY 28, 2005

INDEX

Part I —	Financial Information		3

	Item 1.	Consolidated Financial Statements (unaudited):	3

	a)	Consolidated condensed balance sheets as of May 28, 2005; February 26, 2005; and May 29, 2004	3

	b)	Consolidated statements of earnings for the three months ended May 28, 2005, and May 29, 2004	5

	c)	Consolidated statement of changes in shareholders’ equity for the three months ended May 28, 2005	6

	d)	Consolidated statements of cash flows for the three months ended May 28, 2005, and May 29, 2004	7

	e)	Notes to consolidated condensed financial statements	8

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35

	Item 4.	Controls and Procedures	35

Part II —	Other Information		35

	Item 1.	Legal Proceedings	35

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36

	Item 6.	Exhibits	36

Signatures			37

PART I —                FINANCIAL INFORMATION

ITEM 1.                             CONSOLIDATED FINANCIAL STATEMENTS

BEST BUY CO., INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

ASSETS

($ in millions, except per share amounts)

(Unaudited)

	May 28, 2005	February 26, 2005	May 29, 2004
CURRENT ASSETS
Cash and cash equivalents	$604	$470	$250
Short-term investments	2,002	2,878	1,820
Receivables	350	375	371
Merchandise inventories	3,266	2,851	2,915
Other current assets	383	329	246
Total current assets	6,605	6,903	5,602

PROPERTY AND EQUIPMENT
Property and equipment	4,281	4,192	3,668
Less accumulated depreciation	1,825	1,728	1,429
Net property and equipment	2,456	2,464	2,239

GOODWILL	507	513	467

TRADENAME	40	40	37

LONG-TERM INVESTMENTS	113	148	—

OTHER ASSETS	178	226	205

TOTAL ASSETS	$9,899	$10,294	$8,550

NOTE:  The consolidated balance sheet as of February 26, 2005, has been condensed from the audited financial statements.

See Notes to Consolidated Condensed Financial Statements.

BEST BUY CO., INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

($ in millions, except per share amounts)

(Unaudited)

	May 28, 2005	February 26, 2005	May 29, 2004
CURRENT LIABILITIES
Accounts payable	$3,047	$2,824	$2,611
Unredeemed gift card liabilities	374	410	289
Accrued compensation and related expenses	189	234	183
Accrued liabilities	741	844	705
Accrued income taxes	200	575	181
Current portion of long-term debt	14	72	369
Total current liabilities	4,565	4,959	4,338

LONG-TERM LIABILITIES	373	358	251

LONG-TERM DEBT	530	528	477

SHAREHOLDERS’ EQUITY
Preferred stock, $1.00 par value: Authorized — 400,000 shares; Issued and outstanding — none	—	—	—
Common stock, $.10 par value: Authorized — 1 billion shares; Issued and outstanding — 325,144,000, 328,342,000 and 324,845,000 shares, respectively	33	33	32
Additional paid-in capital	813	952	832
Retained earnings	3,449	3,315	2,550
Accumulated other comprehensive income	136	149	70
Total shareholders’ equity	4,431	4,449	3,484

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$9,899	$10,294	$8,550

NOTE: The consolidated balance sheet as of February 26, 2005, has been condensed from the audited financial statements.

See Notes to Consolidated Condensed Financial Statements.

BEST BUY CO., INC.

CONSOLIDATED STATEMENTS OF EARNINGS

($ in millions, except per share amounts)

(Unaudited)

	Three Months Ended
	May 28, 2005	May 29, 2004
Revenue	$6,118	$5,479
Cost of goods sold	4,560	4,168
Gross profit	1,558	1,311
Selling, general and administrative expenses	1,319	1,127
Operating income	239	184
Net interest income	13	—

Earnings before income tax expense	252	184
Income tax expense	82	70

Net earnings	$170	$114

Basic earnings per share	$0.52	$0.35
Diluted earnings per share	$0.51	$0.34

Dividends declared per common share	$0.11	$0.10

Basic weighted average common shares outstanding (in millions)	327.5	324.7

Diluted weighted average common shares outstanding (in millions)	336.8	335.7

See Notes to Consolidated Condensed Financial Statements.

BEST BUY CO., INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MAY 28, 2005

($ and shares in millions)

(Unaudited)

	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances at February 26, 2005	328	$33	$952	$3,315	$149	$4,449

Net earnings, three months ended May 28, 2005	—	—	—	170	—	170
Other comprehensive loss:
Foreign currency translation adjustments	—	—	—	—	(12)	(12)
Other, net of tax	—	—	—	—	(1)	(1)
Total comprehensive income						157

Stock-based compensation	—	—	31	—	—	31
Stock options exercised	1		16	—	—	16
Issuance of common stock under employee stock purchase plan	—	—	15	—	—	15
Tax benefits from stock option exercises	—	—	3	—	—	3
Other	—	—	3	—	—	3
Repurchase of common stock	(4)	—	(207)	—	—	(207)
Common stock dividends, $0.11 per share	—	—	—	(36)	—	(36)
Balances at May 28, 2005	325	$33	$813	$3,449	$136	$4,431

See Notes to Consolidated Condensed Financial Statements.

BEST BUY CO., INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)

(Unaudited)

	Three Months Ended
	May 28, 2005	May 29, 2004
OPERATING ACTIVITIES
Net earnings	$170	$114
Adjustments to reconcile net earnings to total cash used in operating activities:
Depreciation	109	103
Stock-based compensation	31	3
Excess tax benefits from stock-based compensation	(2)	—
Tax benefits from stock-based compensation	—	9
Deferred income taxes	(7)	(5)
Other	4	2

Changes in operating assets and liabilities:
Receivables	25	(28)
Merchandise inventories	(420)	(332)
Other assets	3	(47)
Accounts payable	228	157
Other liabilities	(189)	(134)
Accrued income taxes	(371)	(198)
Total cash used in operating activities	(419)	(356)

INVESTING ACTIVITIES
Additions to property and equipment	(105)	(85)
Purchases of available-for-sale securities	(229)	(114)
Sales of available-for-sale securities	1,139	649
Changes in restricted assets	3	(58)
Other, net	4	(3)
Total cash provided by investing activities	812	389

FINANCING ACTIVITIES
Repurchase of common stock	(207)	(82)
Long-term debt payments	(62)	(5)
Dividends paid	(36)	(32)
Issuance of common stock	31	69
Proceeds from issuance of long-term debt	3	—
Excess tax benefits from stock-based compensation	2	—
Other, net	15	24
Total cash used in financing activities	(254)	(26)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(5)	(2)

INCREASE IN CASH AND CASH EQUIVALENTS	134	5

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	470	245

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$604	$250

See Notes to Consolidated Condensed Financial Statements.

BEST BUY CO., INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.                         Basis of Presentation:

In the opinion of management, the accompanying financial statements contain all adjustments necessary for a fair presentation. All of our adjustments were comprised of normal recurring adjustments, except as noted in the Notes to Consolidated Condensed Financial Statements. Due to the seasonal nature of our business, interim results are not necessarily indicative of results for the entire fiscal year. Our revenue and earnings are typically greater during our fiscal fourth quarter, which includes the majority of the holiday selling season. These interim financial statements and the related notes should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended February 26, 2005.

We reclassified certain prior-year amounts as described in Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended February 26, 2005.  In addition, during the first quarter of fiscal 2006, we reclassified changes in restricted assets in our consolidated statements of cash flows from operating activities to investing activities. Prior-year amounts were reclassified to conform to the current-year presentation. These reclassifications had no effect on previously reported operating income or net earnings.

The following table illustrates the primary costs classified in each major expense category:

Cost of Goods Sold	Selling, General & Administrative (SG&A)

• Total cost of products sold including:

-  Freight expenses associated with moving merchandise inventories from our vendors to our distribution centers; and

-  Vendor allowances that are not a reimbursement of specific, incremental and identifiable costs to promote a vendor’s products;

• Costs of services provided;

• Physical inventory losses;

• Markdowns;

• Customer shipping and handling expenses;

• Costs associated with operating our distribution network, including payroll and benefit costs, occupancy costs and depreciation; and

• Freight expenses associated with moving merchandise inventories from our distribution centers to our retail stores.

• Payroll and benefit costs, including stock-based compensation in fiscal 2006, for retail and corporate employees;

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

Vendor allowances included in SG&A were approximately $20 million and $29 million for the three months ended May 28, 2005, and May 29, 2004, respectively.

2.                         Long-Term Debt and Derivative Financial Instruments

On May 4, 2005, we repaid the outstanding balance of $54 million on our master lease program. In addition, we terminated our only derivative financial instrument, an interest-rate swap related to the master lease program. The net loss recognized on the repayment of the master lease obligation and termination of the interest-rate swap was less than $1 million.

3.                         Net Interest Income:

Net interest income was comprised of the following ($ in millions):

	Three Months Ended
	May 28, 2005	May 29, 2004
Interest income	$21	$7
Interest expense	(8)	(7)
Net interest income	$13	$—

4.                         Earnings per Share:

The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings per share ($ and shares in millions, except per share amounts):

	Three Months Ended
	May 28, 2005	May 29, 2004
Numerator:
Net earnings, basic	$170	$114
Adjustment for assumed dilution:
Interest on convertible debentures due in 2022, net of tax	2	1
Net earnings, diluted	$172	$115

Denominator:
Weighted average common shares outstanding	327.5	324.7
Effect of potentially dilutive securities:
Shares from assumed conversion of convertible debentures due in 2022	5.8	5.8
Stock options and other	3.5	5.2
Weighted average common shares outstanding, assuming dilution	336.8	335.7

Basic earnings per share	$0.52	$0.35
Diluted earnings per share	$0.51	$0.34

Potentially dilutive securities include stock options, nonvested share awards, shares issuable under our employee stock purchase plan (ESPP) as well as common shares that would have resulted from the assumed conversion of our convertible debentures. Since the potentially dilutive shares related to the convertible debentures are included in the earnings per share calculation, the related interest, net of tax, is added back to net earnings because the interest would not have been paid if the convertible debentures were converted to common stock.

The computation of dilutive shares outstanding excluded options to purchase 6.4 million and 3.8 million shares of common stock for the three months ended May 28, 2005, and May, 29, 2004, respectively. These amounts were excluded because the options’ exercise prices were greater than the average market price of our common stock for the periods presented and, therefore, the effect would be antidilutive (i.e., including such options would result in higher earnings per share).

5.                         Stock-Based Compensation:

We have a stock-based compensation plan which includes fixed stock options and nonvested share awards. We also have an ESPP. Our outstanding stock options have a ten-year term. Outstanding options issued to employees generally vest over a four-year period, and outstanding options issued to directors vest immediately upon grant. Nonvested share grants vest based on continued employment (time-based) or upon achievement of Company or personal performance goals. Time-based share grants vest over a period of at least three years, during which no more than 25% may vest at the time of the award, and no more than 25% may vest on each anniversary date thereafter. Nonvested share awards, that are not time-based, vest at the end of a three-year incentive period based on our total return to shareholders compared with the total return to shareholders of companies that comprise the Standard & Poor’s 500 Index (market-based) or upon the achievement of Company or personal performance goals (performance-based). Our ESPP permits employees to purchase stock at 85% of the fair market value of our common stock at the beginning or at the end of the semi-annual purchase period, whichever is less. Stock-based compensation expense associated with our ESPP and time-based share awards is not significant.

Prior to February 27, 2005, we applied Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for these plans. No stock-based compensation expense was recognized in our statements of earnings prior to fiscal 2006 for fixed stock option grants, as the exercise price was equal to the market price of our stock on the date of grant. In addition, we did not recognize any stock-based compensation expense for our ESPP as it was intended to be a plan that qualified under Section 423 of the Internal Revenue Code of 1986, as amended. Finally, we recognized stock-based compensation expense for nonvested share awards as discussed in Note 5, Shareholders’ Equity, of the Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for the fiscal year ended February 26, 2005.

On February 27, 2005, we early-adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (123(R)), requiring us to recognize expense related to the fair value of our stock-based compensation awards. We elected the modified prospective transition method as permitted by SFAS No. 123(R). Under this transition method, stock-based compensation expense for the three months ended May 28, 2005 includes: (a) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of February 26, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and (b) compensation expense for all stock-based compensation awards granted subsequent to February 26, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). We recognize compensation expense for stock option awards and nonvested share awards, that are either time-based or market-based, on a straight-line basis over the requisite service period of the award (or to an employee’s eligible retirement date, if earlier). Performance-based nonvested share awards are recognized as compensation expense based on the fair value on the date of grant, the number of shares ultimately expected to vest and the vesting period. At May 28, 2005, achievement of the performance factors is not believed to be probable, thus no compensation expense has been recorded for our performance-based awards during the three months ended May 28, 2005. Total stock-based compensation expense included in our statements of earnings for the three months ended May 28, 2005, and May 29, 2004, was $31 million ($20 million, net of tax) and $3 million ($2 million, net of tax), respectively. In accordance with the modified prospective transition method of SFAS No. 123(R), financial results for the prior period have not been restated.

As a result of adopting SFAS No. 123(R) on February 27, 2005, our earnings before income tax expense and net earnings for the three months ended May 28, 2005, were $29 million and $19 million lower, respectively, than if we had continued to account for stock-based compensation under APB Opinion No. 25. If we had not adopted SFAS No. 123(R), our basic and diluted earnings per share would have been increased by $0.06.

Prior to the adoption of SFAS No. 123(R), we reported all tax benefits resulting from the exercise of stock options as operating cash flows in our consolidated statements of cash flows. In accordance with SFAS No. 123(R), for the three months ended May 28, 2005, we revised our statement of cash flows presentation to report the excess tax benefits from the exercise of stock options as financing cash flows. For the three months ended May 28, 2005, $2 million of excess tax benefits were reported as financing cash flows rather than operating cash flows.

The table below illustrates the effect on net earnings and earnings per share as if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation during the three-month period ended May 29, 2004.

May 29, 2004
Net earnings, as reported	$114
Add: Stock-based compensation expense included in reported net earnings, net of tax (1)	2
Deduct: Stock-based compensation expense determined under fair value method for all awards, net of tax(2)	(24)
Net earnings, pro forma	$92

Earnings per share:
Basic – as reported	$0.35
Basic – pro forma	$0.28
Diluted – as reported	$0.34
Diluted – pro forma	$0.28

(1)              Amount represents the after-tax compensation expense for vested share awards.

(2)              For purposes of this pro forma disclosure, the value of the stock-based compensation is amortized to expense on a straight-line basis over the period it is vested or earned. Forfeitures are estimated based on historical experience.

Stock Options

The following table summarizes the stock option transactions for the three months ended May 28, 2005:

	Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on February 26, 2005	25,168,000	$42.64
Granted	81,000	$49.41
Exercised	(512,000)	$31.74
Forfeited/Canceled	(267,000)	$49.17

Outstanding on May 28, 2005	24,470,000	$42.83	6.53	$307,000,000

Exercisable on May 28, 2005	16,264,000	$38.44	5.54	$270,000,000

Note: At May 28, 2005, stock-based compensation associated with our ESPP was not significant and is excluded from table above.

The weighted-average grant date fair value of stock options granted during the three months ended May 28, 2005, and May 29, 2004, was $19.61 and $20.85, respectively. The aggregate intrinsic value of options (the amount by which the stock price of the option on the date of grant exceeded the stock price on the date of exercise) exercised during the three months ended May 28, 2005, and May 29, 2004, was $11 million and $24 million, respectively.

The fair value of each stock option was estimated on the date of the grant using the Black-Scholes option-pricing model.

Black-Scholes Option Valuation Assumptions(1)	May 28, 2005	May 29, 2004
Risk-free interest rate(2)	3.9%	3.4%
Expected dividend yield	0.8%	0.9%
Expected stock price volatility(3)	40%	40%
Expected life of stock options (in years)(4)	5.5	5.5

(1)              Forfeitures are estimated based on historical experience.

(2)              Based on the five-year Treasury constant maturity interest rate whose term is consistent with the expected life of our stock options.

(3)              In fiscal 2005, we used an outside valuation advisor to assist us in more accurately projecting expected stock price volatility. We considered both historical data and observable market prices of similar equity instruments. Prior to fiscal 2005, expected stock price volatility was based primarily on historical experience.

(4)              We estimate the expected life of stock options based upon historical experience.

Net cash proceeds from the exercise of stock options were $16 million and $49 million for the three months ended May 28, 2005, and May 29, 2004, respectively. The actual income tax benefit realized from stock option exercises total $4 million and $9 million, respectively, for those same periods.

Nonvested Share Awards

The fair value of nonvested market-based share awards is determined based on generally accepted valuation techniques and the closing market price of our stock on the date of grant. A summary of the status of our nonvested market-based share awards as of May 28, 2005, and changes during the three-month period ended May 28, 2005, were as follows:

Market-Based Nonvested Shares	Shares	Fair Value

Nonvested at February 26, 2005	1,531,000	$43.80
Granted	—	—
Vested	—	—
Forfeited/Canceled	(40,000)	44.03

Nonvested at May 28, 2005	1,491,000	$43.79

Note: At May 28, 2005, time-based nonvested share awards were not significant and are excluded from table above.

No market-based share awards vested during the three months ended May 28, 2005, and May 29, 2004. As of May 28, 2005, there was $36 million of unrecognized compensation expense related to nonvested market-based share awards that is expected to be recognized over a weighted average period of 1.9 years.

6.                         Comprehensive Income:

Comprehensive income is computed as net earnings plus certain other items that are recorded directly to shareholders’ equity. The only significant other item included in comprehensive income is foreign currency translation adjustments. Foreign currency translation adjustments do not include a provision for income tax expense because earnings from foreign operations are considered to be indefinitely reinvested outside the U.S. Investment gains/losses were not significant. Comprehensive income was $157 million and $98 million for the three months ended May 28, 2005, and May 29, 2004, respectively.

7.                         Segments:

We operate two reportable segments: Domestic and International. The Domestic segment is comprised of U.S. Best Buy and Magnolia Audio Video operations. The International segment is comprised of Future Shop and Best Buy operations in Canada. Our segments are evaluated on an operating income basis, and a stand-alone tax provision is not calculated for each segment. The other accounting policies of the segments are the same as those described in Note 1, Summary of Significant Accounting Policies, in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended February 26, 2005.

Revenue by reportable segment was as follows ($ in millions):

	Three Months Ended
	May 28, 2005	May 29, 2004
Domestic	$5,492	$4,980
International	626	499
Total revenue	$6,118	$5,479

Operating income (loss) by reportable segment and the reconciliation to earnings before income tax expense were as follows ($ in millions):

	Three Months Ended
	May 28, 2005	May 29, 2004
Domestic	$242	$190
International	(3)	(6)
Total operating income	239	184

Net interest income	13	—
Earnings before income tax expense	$252	$184

Assets by reportable operating segment were as follows ($ in millions):

	May 28, 2005	February 26, 2005	May 29, 2004
Domestic	$8,186	$8,372	$7,378
International	1,713	1,922	1,172
Total assets	$9,899	$10,294	$8,550

Goodwill by reportable operating segment was as follows ($ in millions):

	May 28, 2005	February 26, 2005	May 29, 2004
Domestic	$3	$3	$3
International	504	510	464
Total goodwill	$507	$513	$467

Changes in the International segment’s goodwill balance since February 26, 2005, and May 29, 2004, were the result of fluctuations in foreign currency exchange rates.

The tradename included in our balance sheets is an indefinite-lived intangible asset related to Future Shop, and is included in the International segment.

8.                         Investments:

Our short-term and long-term investments are comprised of municipal and U.S. government debt securities. In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and based on our ability to market and sell these instruments, we classify auction-rate debt securities and other investments in debt securities as available-for-sale and carry them at amortized cost. Auction-rate debt securities are long-term bonds that are similar to short-term instruments because their interest rates are reset periodically and investments in these securities can be sold for cash on the auction dates. We classify auction-rate debt securities as short-term or long-term investments based on the auction dates.

In accordance with our investment policy, we place our investments in debt securities with issuers who have high-quality credit and limit the amount of investment exposure to any one issuer. We seek to preserve principal and minimize exposure to interest-rate fluctuations by limiting default risk, market risk and reinvestment risk.

On an annual basis, we review the key characteristics of our debt securities portfolio and their classification in accordance with accounting principles generally accepted in the United States (GAAP). If a decline in the fair value of a security is deemed by management to be other than temporary, the cost basis of the investment is written down to fair value, and the amount of the write-down is included in the determination of net earnings.

We revised the presentation of our consolidated statement of cash flows for the three months ended May 29, 2004, to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents, which is consistent with the presentation for the three months ended May 28, 2005.

The carrying amount of our investments in debt securities approximated fair value at May 28, 2005, and May 29, 2004, respectively, due to the rapid turnover of our portfolio and the highly liquid nature of these investments. Therefore, there were no significant unrealized holding gains or losses.

The following table presents the amortized principal amounts, related weighted-average interest rates (taxable equivalent), maturities and major security types for our investments in debt securities ($ in millions):

	May 28, 2005		May 29, 2004
	Amortized Principal Amount	Weighted- Average Interest Rate	Amortized Principal Amount	Weighted- Average Interest Rate
Short-term investments (less than one year)	$2,002	4.60%	$1,820	1.86%
Long-term investments (one to three years)	113	3.81%	—	—
Total	$2,115		$1,820

Municipal debt securities	$2,108		$1,820
Debt securities issued by U.S. Treasury and other U.S. government entities	7		—
Total	$2,115		$1,820

9.                         Restricted Assets:

Included in other current assets were $155 million, $158 million and $85 million in restricted cash and investments in debt securities as of May 28, 2005, February 26, 2005, and May 29, 2004, respectively. Such balances are pledged as collateral or restricted to use for general liability insurance, workers’ compensation insurance and/or warranty programs.

10.                   Commitments and Contingencies:

On June 13, 2005, a voluntary Stipulation for Dismissal without prejudice was filed by Plaintiffs in their shareholder derivative action venued in Hennepin County District Court, State of Minnesota. The Plaintiffs had claimed that the named officer and director defendants violated state law relative to fiduciary responsibilities, control and management of our company and unjust enrichment because we allegedly made material misrepresentations between January 9, 2002, and August 7, 2002, that resulted in artificially inflated prices of our common stock. The case had been on inactive status pending the decision of the U.S. District Court for the District of Minnesota in a related case, which was dismissed with prejudice by the federal court on April 12, 2005, and without an appeal of the dismissal.

We are involved in various other legal proceedings arising in the normal course of conducting business. We believe the amounts provided in our consolidated financial statements, as prescribed by GAAP, are adequate in light of the probable and estimable liabilities. The resolution of those proceedings is not expected to have a material effect on our results of operations or financial condition.

We assumed a liability for certain extended service contracts when we acquired Future Shop. We established an accrued liability for the acquired extended service contracts based on historical trends in product failure rates and the expected material and labor costs necessary to provide the services. The remaining terms of these extended service contracts vary by product and extend through fiscal 2007. The estimated remaining liability for acquired extended service contracts at May 28, 2005, was $8 million. Subsequent to the acquisition, all new extended service contracts have been sold on behalf of an unrelated third party, without recourse.

The following table reconciles the changes in our liability for our acquired extended service contracts for the three months ended May 28, 2005, and May 29, 2004 ($ in millions):

	Three Months Ended
	May 28, 2005	May 29, 2004
Balance at beginning of period	$9	$18
Service charges	(1)	(4)
Balance at end of period	$8	$14

11.                   Repurchase of Common Stock:

Our Board of Directors authorized a $1.5 billion share repurchase program in April 2005. The program, which became effective on April 27, 2005, terminated and replaced a $500 million share repurchase program authorized by our Board of Directors in fiscal 2005. There is no expiration date governing the period over which we can make our share repurchases under the $1.5 billion share repurchase program.

For the three months ended May 28, 2005, we purchased and retired 2.8 million shares at a cost of $146 million under our $1.5 billion share repurchase program. We also purchased and retired 1.2 million shares at a cost of $61 million under our $500 million share repurchase program during the quarter.

During the first quarter of fiscal 2005, we purchased and retired 1.6 million shares at a cost of $82 million under our $400 million share repurchase program authorized by our Board of Directors in fiscal 2000.

12.                   Subsequent Event – Stock Split :

On June 23, 2005, we announced that our Board of Directors had approved a three-for-two stock split.  Shareholders of record as of July 13, 2005, will receive one additional share for every two shares owned. The additional shares will be distributed on August 3, 2005.

The pro forma effect on the May 28, 2005, balance sheet is to reduce additional paid-in-capital by $33 million and increase common stock by $33 million. Common shares outstanding — giving retroactive effect to the stock split at May 28, 2005, February 26, 2005, and May 29, 2004 — would have been 487.7 million, 492.5 million and 487.3 million, respectively. Pro forma earnings per share, giving retroactive effect to the stock split, were as follows:

	Three Months Ended
	May 28, 2005	May 29, 2004
Basic earnings per share – as reported (pre-stock split)	$0.52	$0.35
Basic earnings per share – pro forma (post-stock split)	0.35	0.23
Diluted earnings per share – as reported (pre-stock split)	0.51	0.34
Diluted earnings per share – pro forma (post-stock split)	0.34	0.23

13.                   Condensed Consolidating Financial Information:

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

Additional information regarding our convertible debentures is included in Note 4, Debt, of the Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for the fiscal year ended February 26, 2005.

We file a consolidated U.S. federal income tax return. Income taxes are allocated in accordance with our tax allocation agreement. U.S. affiliates receive no tax benefit for taxable losses, but are allocated taxes at the required effective income tax rate if they have taxable income.

The following tables present condensed consolidating balance sheets as of May 28, 2005, February 26, 2005, and May 29, 2004; condensed consolidating statements of earnings for the three months ended May 28, 2005, and May 29, 2004; and condensed consolidating statements of cash flows for the three months ended May 28, 2005, and May 29, 2004:

Condensed Consolidating Balance Sheets

As of May 28, 2005
(Unaudited)
$ in millions

	Best Buy Co., Inc.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$168	$70	$366	$—	$604
Short-term investments	1,880	—	122	—	2,002
Receivables	16	287	46	1	350
Merchandise inventories	—	2,924	542	(200)	3,266
Other current assets	36	144	259	(56)	383
Intercompany receivable	—	—	2,783	(2,783)	—
Intercompany note receivable	500	—	—	(500)	—
Total current assets	2,600	3,425	4,118	(3,538)	6,605

Net Property and Equipment	248	1,527	684	(3)	2,456

Goodwill	—	3	504	—	507

Tradename	—	—	40	—	40

Long-Term Investments	113	—	—	—	113

Other Assets	87	165	84	(158)	178

Investments in Subsidiaries	3,454	—	1,112	(4,566)	—

Total Assets	$6,502	$5,120	$6,542	$(8,265)	$9,899

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$—	$—	$3,047	$—	$3,047
Unredeemed gift card liabilities	—	359	15	—	374
Accrued compensation and related expenses	—	136	53	—	189
Accrued liabilities	9	449	327	(44)	741
Accrued income taxes	151	—	60	(11)	200
Current portion of long-term debt	2	8	4	—	14
Intercompany payable	1,088	1,775	—	(2,863)	—
Intercompany note payable	—	500	—	(500)	—
Total current liabilities	1,250	3,227	3,506	(3,418)	4,565

Long-Term Liabilities	228	700	50	(605)	373

Long-Term Debt	417	81	32	—	530

Shareholders’ Equity	4,607	1,112	2,954	(4,242)	4,431

Total Liabilities and Shareholders’ Equity	$6,502	$5,120	$6,542	$(8,265)	$9,899

Condensed Consolidating Balance Sheets
As of February 26, 2005

(Unaudited)

$ in millions

	Best Buy Co., Inc.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$175	$62	$233	$—	$470
Short-term investments	2,769	—	109	—	2,878
Receivables	12	314	48	1	375
Merchandise inventories	—	2,747	454	(350)	2,851
Other current assets	34	139	200	(44)	329
Intercompany receivable	—	—	2,826	(2,826)	—
Intercompany note receivable	500	—	—	(500)	—
Total current assets	3,490	3,262	3,870	(3,719)	6,903

Net Property and Equipment	250	1,504	713	(3)	2,464

Goodwill	—	3	510	—	513

Tradename	—	—	40	—	40

Long-Term Investments	148	—	—	—	148

Other Assets	80	171	142	(167)	226

Investments in Subsidiaries	3,456	—	1,094	(4,550)	—

Total Assets	$7,424	$4,940	$6,369	$(8,439)	$10,294

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$—	$—	$2,824	$—	$2,824
Unredeemed gift card liabilities	—	393	17	—	410
Accrued compensation and related expenses	2	166	66	—	234
Accrued liabilities	5	548	335	(44)	844
Accrued income taxes	504	2	69	—	575
Current portion of long-term debt	3	66	3	—	72
Intercompany payable	1,441	1,398	—	(2,839)	—
Intercompany note payable	—	500	—	(500)	—
Total current liabilities	1,955	3,073	3,314	(3,383)	4,959

Long-Term Liabilities	227	693	56	(618)	358

Long-Term Debt	417	80	31	—	528

Shareholders’ Equity	4,825	1,094	2,968	(4,438)	4,449

Total Liabilities and Shareholders’ Equity	$7,424	$4,940	$6,369	$(8,439)	$10,294

Condensed Consolidating Balance Sheets
As of May 29, 2004
(Unaudited)
$ in millions

	Best Buy Co., Inc.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$118	$20	$112	$—	$250
Short-term investments	1,749	—	71	—	1,820
Receivables	5	342	22	2	371
Merchandise inventories	—	2,717	408	(210)	2,915
Other current assets	1	100	146	(1)	246
Intercompany receivable	—	—	1,913	(1,913)	—
Intercompany note receivable	500	—	—	(500)	—
Total current assets	2,373	3,179	2,672	(2,622)	5,602

Net Property and Equipment	242	1,333	667	(3)	2,239

Goodwill	—	—	467	—	467

Tradename	—	—	37	—	37

Other Assets	114	103	148	(160)	205

Investments in Subsidiaries	2,418	—	1,081	(3,499)	—

Total Assets	$5,147	$4,615	$5,072	$(6,284)	$8,550

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$—	$—	$2,611	$—	$2,611
Unredeemed gift card liabilities	—	281	8	—	289
Accrued compensation and related expenses	—	126	57	—	183
Accrued liabilities	11	399	296	(1)	705
Accrued income taxes	105	20	56	—	181
Current portion of long-term debt	355	13	1	—	369
Intercompany payable	345	1,590	—	(1,935)	—
Intercompany note payable	—	500	—	(500)	—
Total current liabilities	816	2,929	3,029	(2,436)	4,338

Long-Term Liabilities	229	549	23	(550)	251

Long-Term Debt	410	56	11	—	477

Shareholders’ Equity	3,692	1,081	2,009	(3,298)	3,484

Total Liabilities and Shareholders’ Equity	$5,147	$4,615	$5,072	$(6,284)	$8,550

Condensed Consolidating Statements of Earnings
For the Three Months Ended May 28, 2005
(Unaudited)
$ in millions

	Best Buy Co., Inc.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$4	$5,338	$5,532	$(4,756)	$6,118

Cost of goods sold	—	4,307	5,170	(4,917)	4,560

Gross profit	4	1,031	362	161	1,558

Selling, general and administrative expenses	8	981	366	(36)	1,319

Operating (loss) income	(4)	50	(4)	197	239

Net interest income (expense)	16	(5)	2	—	13

Equity in earnings (loss) of subsidiaries	18	(12)	18	(24)	—

Earnings before income tax expense	30	33	16	173	252

Income tax expense	52	15	15	—	82

Net (loss) earnings	$(22)	$18	$1	$173	$170

Condensed Consolidating Statements of Earnings
For the Three Months Ended May 29, 2004
(Unaudited)
$ in millions

	Best Buy Co., Inc.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$4	$4,850	$4,195	$(3,570)	$5,479

Cost of goods sold	—	3,999	3,989	(3,820)	4,168

Gross profit	4	851	206	250	1,311

Selling, general and administrative expenses	7	796	353	(29)	1,127

Operating (loss) income	(3)	55	(147)	279	184

Net interest income (expense)	3	(4)	1	—	—

Equity in (loss) earnings of subsidiaries	(118)	(19)	11	126	—

(Loss) earnings before income tax expense	(118)	32	(135)	405	184

Income tax expense (benefit)	55	20	(5)	—	70

Net (loss) earnings	$(173)	$12	$(130)	$405	$114

Condensed Consolidating Statements of Cash Flows
For the Three Months Ended May 28, 2005
(Unaudited)
$ in millions

	Best Buy Co., Inc.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total cash (used in) provided by operating activities	$(367)	$(191)	$139	$—	$(419)

Investing activities
Additions to property and equipment	—	(53)	(52)	—	(105)
Purchases of available-for-sale securities	(216)	—	(13)	—	(229)
Sales of available-for-sale securities	1,139	—	—	—	1,139
Changes in restricted assets	—	—	3	—	3
Other, net	—	4	—	—	4
Total cash provided by (used in) investing activities	923	(49)	(62)	—	812

Financing activities
Repurchase of common stock	(207)	—	—	—	(207)
Long-term debt payments	—	(62)	—	—	(62)
Dividends paid	(36)	—	—	—	(36)
Issuance of common stock	31	—	—	—	31
Proceeds from issuance of long-term debt	—	—	3	—	3
Other, net	—	—	15	—	15
Excess tax benefits from stock-based compensation	2	—	—	—	2
Change in intercompany receivable/payable	(353)	310	43	—	—
Total cash (used in) provided by financing activities	(563)	248	61	—	(254)

Effect of exchange rate changes on cash	—	—	(5)	—	(5)

(Decrease) increase in cash and cash equivalents	(7)	8	133	—	134
Cash and cash equivalents at beginning of period	175	62	233	—	470
Cash and cash equivalents at end of period	$168	$70	$366	$—	$604

Condensed Consolidating Statements of Cash Flows
For the Three Months Ended May 29, 2004
(Unaudited)
$ in millions

	Best Buy Co., Inc.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total cash used in operating activities	$(238)	$(42)	$(76)	$—	$(356)

Investing activities
Additions to property and equipment	—	(53)	(32)	—	(85)
Purchases of available-for-sale securities	(101)	—	(13)	—	(114)
Sales of available-for-sale securities	649	—	—	—	649
Changes in restricted assets	—	—	(58)	—	(58)
Other, net	—	(3)	—	—	(3)
Total cash provided by (used in) investing activities	548	(56)	(103)	—	389

Financing activities
Repurchase of common stock	(82)	—	—	—	(82)
Issuance of common stock	69	—	—	—	69
Dividends paid	(32)	—	—	—	(32)
Other, net	—	—	24	—	24
Long-term debt payments	—	(4)	(1)	—	(5)
Change in intercompany receivable/payable	(252)	89	163	—	—
Total cash (used in) provided by financing activities	(297)	85	186	—	(26)

Effect of exchange rate changes on cash	—	—	(2)	—	(2)

Increase (decrease) in cash and cash equivalents	13	(13)	5	—	5
Cash and cash equivalents at beginning of period	105	33	107	—	245
Cash and cash equivalents at end of period	$118	$20	$112	$—	$250

BEST BUY CO., INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in seven sections:

•                  Overview

•     Results of Operations

•     Liquidity and Capital Resources

•                  Off-Balance-Sheet Arrangements and Contractual Obligations

•                  Significant Accounting Policies and Estimates

•                  New Accounting Standards

•                  Outlook

We believe it is useful to read our MD&A in conjunction with our Annual Report on Form 10-K for the fiscal year ended February 26, 2005, as well as our reports on Forms 10-Q and 8-K and other publicly available information.

Overview

Best Buy Co., Inc. is a specialty retailer of consumer electronics, home-office products, entertainment software, appliances and related services. We operate two reportable segments: Domestic and International. The Domestic segment is comprised of the operations of U.S. Best Buy and Magnolia Audio Video. The International segment is comprised of Future Shop and Best Buy operations in Canada. For additional information regarding our business segments, refer to Note 7, Segments, of the Notes to Consolidated Condensed Financial Statements in this Quarterly Report on Form 10-Q.

Due to the seasonal nature of our business, interim results are not necessarily indicative of results for the entire fiscal year. Our revenue and earnings are typically greater during our fiscal fourth quarter, which includes the majority of the holiday selling season.

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (123(R)), effective for a company’s first fiscal year beginning after June 15, 2005. SFAS No. 123(R) supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires all share-based compensation to employees, including grants of employee stock options, to be recognized in the consolidated statements of earnings.

During the first quarter of fiscal 2006, we early-adopted SFAS No. 123(R), and elected the modified prospective transition method. This method permits us to apply the new requirements on a prospective basis.

For additional information on our adoption of SFAS No. 123(R), see Note 5, Stock-Based Compensation, of the Notes to Consolidated Condensed Financial Statements in this Quarterly Report on Form 10-Q.

Executive Summary

•                  Net earnings for the first quarter of fiscal 2006 were $170 million, or $0.51 per diluted share, an increase of 50% compared with $114 million, or $0.34 per diluted share, for the same period of the prior fiscal year. Net earnings for the first quarter of fiscal 2006 reflect the impact of early-adopting SFAS No. 123(R), which resulted in stock-based compensation expense of $31 million ($20 million after tax), or $0.06 per diluted share. For additional information on the impact of adopting SFAS No. 123(R), see Note 5, Stock-Based Compensation, of the Notes to Consolidated Condensed Financial Statements in this Quarterly Report on Form 10-Q.

•                  Revenue for the first quarter of fiscal 2006 increased 12% to $6.1 billion, compared with $5.5 billion for the first quarter of the prior fiscal year, driven primarily by the addition of new stores in the past 12 months and a 4.4% comparable store sales gain.

•                  Our gross profit rate for the first quarter of fiscal 2006 increased by 1.6% of revenue to 25.5% of revenue, up from 23.9% of revenue for the first quarter of the prior fiscal year, due primarily to structural changes in our business model and a more modest promotional environment.

•                  Our selling, general and administrative expenses (SG&A) rate for the first quarter of fiscal 2006 increased by 1.0% of revenue to 21.6% of revenue, up from 20.6% of revenue for the first quarter of the prior fiscal year, due primarily to increased stock-based compensation expense as a result of adopting SFAS No. 123(R) during the first quarter of fiscal 2006.

•                  During the first quarter of fiscal 2006, we repurchased approximately 4.0 million shares of our common stock at an average price of $51.35 per share, or $207 million in the aggregate.

•                  In April 2005, our Board of Directors authorized the purchase of up to $1.5 billion of our common stock from time to time through open market purchases. This share repurchase program has no stated expiration date. The $1.5 billion share repurchase program terminated and replaced the $500 million share repurchase program authorized by our Board of Directors in June 2004.

•                  On June 15, 2005, we announced a quarterly cash dividend of $0.11 per common share, payable on July 26, 2005, to shareholders of record as of the close of business on July 5, 2005.

•                  On June 23, 2005, we announced that our Board of Directors had approved a three-for-two stock split for shareholders of record as of July 13, 2005. For additional information on our three-for-two stock split, see Note 12, Subsequent Event - Stock Split, of the Notes to Consolidated Condensed Financial Statements in this Quarterly Report on Form 10-Q.

•      Also on June 23, 2005, we announced our intention to increase the quarterly cash dividend to $0.12 per common share, on a pre-split basis. The change would be effective with the quarterly cash dividend which, if authorized, would be payable on October 25, 2005, to shareholders of record as of October 4, 2005. The quarterly cash dividend rate on a post-split basis will be $0.08 per common share.

Results of Operations

Consolidated Performance Summary

The following table presents unaudited selected consolidated financial data ($ in millions, except per share amounts):

	Three Months Ended
	May 28, 2005	May 29, 2004(1)
Revenue	$6,118	$5,479
Revenue % change	12%	17%
Comparable store sales % gain(2)	4.4%	8.3%
Gross profit as % of revenue	25.5%	23.9%
SG&A as % of revenue	21.6%	20.6%
Operating income	$239	$184
Operating income as % of revenue	3.9%	3.4%
Net earnings	$170	$114
Diluted earnings per share	$0.51	$0.34

(1)     We reclassified certain prior-year amounts as described in Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended February 26, 2005. These reclassifications had no effect on previously reported operating income or net earnings.

(2)     Comprised of revenue at stores and Web sites operating for at least 14 full months, as well as remodeled and expanded locations. Relocated stores are excluded from the comparable store sales calculation until at least 14 full months after reopening. The calculation of the comparable store sales percentage gain excludes the effect of fluctuations in foreign currency exchange rates.

Net earnings were $170 million, or $0.51 per diluted share, for the first quarter of fiscal 2006, a 50% increase from $114 million, or $0.34 per diluted share, for the first quarter of fiscal 2005. The increase in net earnings reflected an increase in revenue, including a 4.4% comparable store sales gain, and a 1.6% of revenue improvement in our gross profit rate. In addition, net earnings for the first quarter of fiscal 2006 benefited from a lower effective income tax rate and a $13 million increase in net interest income compared with the same quarter of the prior fiscal year. These factors were partially offset by a 1.0% of revenue increase in our SG&A rate, which included the impact of early-adopting SFAS No. 123(R) during the first quarter of fiscal 2006. The adoption of
SFAS No. 123(R) resulted in stock-based compensation expense of $31 million ($20 million after tax), or $0.06 per diluted share, for the first quarter of fiscal 2006. For additional information on the impact of adopting SFAS No. 123(R), see Note 5, Stock-Based Compensation, of the Notes to Consolidated Condensed Financial Statements in this Quarterly Report on Form 10-Q.

Revenue for the first quarter of fiscal 2006 increased 12% to $6.1 billion, compared with $5.5 billion for the first quarter of the prior fiscal year. The addition of new stores in the past 12 months accounted for more than one-half of the revenue increase for the first quarter of fiscal 2006; the 4.4% comparable store sales gain accounted for nearly two-fifths of the revenue increase for the fiscal first quarter; and the favorable effect of fluctuations in foreign currency exchange rates accounted for the remainder of the revenue increase for the first quarter of fiscal 2006.

Our fiscal 2006 first-quarter comparable store sales increased 4.4% on top of an 8.3% comparable store sales gain for the first quarter of the prior fiscal year. We believe our comparable store sales performance for the fiscal first quarter reflected improved in-store execution and an increase in the average ticket, which more than offset customer traffic declines in our stores. In addition, comparable store sales were driven by consumer demand for and the increased affordability of digital products, as well as improved assortments and higher in-stock levels in select digital product categories. Products having the largest effect on our fiscal first-quarter comparable store sales gain included MP3 players, digital televisions, video gaming, digital cameras and accessories, and notebook computers. These gains were partially offset by comparable store sales declines in the desktop computer, analog television and cellular phone product categories.

Our gross profit rate increased by 1.6% of revenue to 25.5% of revenue for the first quarter of fiscal 2006, compared with 23.9% of revenue for the first quarter of the prior fiscal year. For the first quarter of fiscal 2006, our Domestic segment’s gross profit rate increased by 1.6% of revenue and our International segment’s gross profit rate increased by 1.0% of revenue. The improvement in our gross profit rate for the fiscal first quarter was due primarily to a more modest promotional environment; reduced markdowns due to improved product model transitions; and supply chain benefits related to pricing, global sourcing and private label initiatives. Our gross profit rate for the first quarter of fiscal 2006 also benefited from an increase in higher-margin services in the revenue mix and the conversion of more stores to our customer centricity operating model, as stores operating under the new operating model have produced higher gross profit rates than other U.S. Best Buy stores. See the Outlook section in this Quarterly Report on Form 10-Q for additional information regarding our expectations for our fiscal 2006 gross profit rate.

Our SG&A rate increased by 1.0% of revenue to 21.6% of revenue for the first quarter of fiscal 2006, compared with 20.6% of revenue for the first quarter of the prior fiscal year. For the first quarter of fiscal 2006, our Domestic segment’s SG&A rate increased by 1.1% of revenue and our International segment’s SG&A rate increased by 0.2% of revenue. The increase in our SG&A rate for the fiscal first quarter was due primarily to increased stock-based compensation expense, which increased our SG&A rate by approximately 0.5% of revenue compared with the same period of the prior fiscal year. Expenses associated with accelerating our customer centricity initiative and expanding our services business, and higher store relocation costs also placed pressure on our SG&A rate. These factors were partially offset by expense leverage resulting from the 12% revenue gain.

Segment Performance Summary

Domestic

The following table presents unaudited selected financial data for the Domestic segment ($ in millions):

	Three Months Ended
	May 28, 2005	May 29, 2004(1)
Revenue	$5,492	$4,980
Revenue % change	10%	16%
Comparable stores sales % gain(2)	4.5%	8.4%
Gross profit as % of revenue	25.7%	24.1%
SG&A as % of revenue	21.3%	20.2%
Operating income	$242	$190
Operating income as % of revenue	4.4%	3.8%

(1)     We reclassified certain prior-year amounts as described in Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended February 26, 2005. These reclassifications had no effect on previously reported operating income or net earnings.

(2)     Comprised of revenue at stores and Web sites operating for at least 14 full months, as well as remodeled and expanded locations. Relocated stores are excluded from the comparable store sales calculation until at least 14 full months after reopening.

The following table presents Domestic comparable store sales percentage gains for the first quarter of the past two fiscal years:

	Three Months Ended
	May 28, 2005	May 29, 2004
U.S. Best Buy stores	4.5%	8.5%
Magnolia Audio Video stores	1.4%	3.2%
Total	4.5%	8.4%

The following table reconciles Domestic stores open at the beginning and end of the first quarter of fiscal 2006:

	Total Stores at Beginning of First Quarter Fiscal 2006	Stores Opened	Stores Closed	Total Stores at End of First Quarter Fiscal 2006
U.S. Best Buy stores	668	11	—	679
Magnolia Audio Video stores	20	—	—	20
Total	688	11	—	699

Note: During the first quarter of fiscal 2006, we remodeled 46 existing U.S. Best Buy stores, including those stores converted to our customer centricity operating model, and relocated three other U.S. Best Buy stores. No other U.S. Best Buy stores or Magnolia Audio Video stores were relocated, remodeled or expanded during the first quarter of fiscal 2006.

The following table reconciles Domestic stores open at the beginning and end of the first quarter of fiscal 2005:

	Total Stores at Beginning of First Quarter Fiscal 2005	Stores Opened	Stores Closed	Total Stores at End of First Quarter Fiscal 2005
U.S. Best Buy stores	608	11	—	619
Magnolia Audio Video stores	22	—	—	22
Total	630	11	—	641

Note: During the first quarter of fiscal 2005, we remodeled two existing U.S. Best Buy stores. No other U.S. Best Buy stores or Magnolia Audio Video stores were relocated, remodeled or expanded during the first quarter of fiscal 2005.

For the first quarter of fiscal 2006, our Domestic segment’s operating income was $242 million, or 4.4% of revenue, compared with $190 million, or 3.8% of revenue, for the first quarter of the prior fiscal year. The increase in our Domestic segment’s operating income rate for the first quarter of fiscal 2006 reflected revenue gains, including a 4.5% comparable store sales increase, and an increase in the gross profit rate of 1.6% of revenue. These benefits were partially offset by an increase in the SG&A rate of 1.1% of revenue.

Our Domestic segment’s revenue increased 10% to $5.5 billion for the first quarter of fiscal 2006, compared with $5.0 billion for the first quarter of fiscal 2005. The addition of new stores in the past 12 months accounted for nearly three-fifths of the revenue increase for the first quarter of fiscal 2006, while the 4.5% comparable store sales gain accounted for the remainder of the fiscal first-quarter revenue increase.

We believe our Domestic segment’s comparable store sales performance for the fiscal first quarter reflected improved in-store execution and an increase in the average ticket, which more than offset customer traffic declines in our stores. The products having the largest effect on our Domestic segment’s comparable store sales gain for the fiscal first quarter were MP3 players, digital televisions, video gaming, digital cameras and accessories, and notebook computers. The consumer electronics product group posted a high single-digit comparable store sales gain for the fiscal first quarter, driven primarily by sales of MP3 players, digital televisions, and digital cameras and accessories, reflecting continued consumer preference for and the increased affordability of digital products, as well as our improved assortments and higher in-stock levels in these categories. A mid-single-digit comparable store sales gain in the appliances product group was driven primarily by the expansion of our improved appliance assortments and labor model to more stores.

The home-office product group reported a modest comparable store sales gain for the first quarter of fiscal 2006, driven by a low double-digit comparable store sales increase in notebook computers, reflecting expanded assortments, partially offset by comparable store sales declines in desktop computers and cellular phones. The entertainment software product group also recorded a modest comparable store sales gain resulting primarily from double-digit growth in video gaming, driven by the launch of Sony’s Playstation Portable, and was partially offset by comparable stores sales declines in DVDs and CDs.

Our Domestic segment’s gross profit rate for the first quarter of fiscal 2006 was 25.7% of revenue, up from 24.1% of revenue for the first quarter of the prior fiscal year. The improvement in our Domestic segment’s gross profit rate for the fiscal first quarter was due primarily to a more modest promotional environment; reduced markdowns due to improved product model transitions; and supply chain benefits related to pricing, global sourcing and private label initiatives. Our Domestic segment’s gross profit rate for the first quarter of fiscal 2006 also benefited from an increase in higher-margin services in the revenue mix and the conversion of more stores to our customer centricity operating model, as stores operating under the new operating model have produced higher gross profit rates than other U.S. Best Buy stores.

Our Domestic segment’s SG&A rate increased by 1.1% of revenue to 21.3% of revenue for the first quarter of fiscal 2006, compared with 20.2% of revenue for the first quarter of the prior fiscal year. The increase in our Domestic segment’s SG&A rate for the fiscal first quarter was due primarily to increased stock-based compensation expense, which increased our Domestic segment’s SG&A rate by approximately 0.5% of revenue compared with the same period of the prior fiscal year. Expenses associated with accelerating our customer centricity initiative and expanding our services business, and higher store relocation costs also placed pressure on our Domestic SG&A rate. These factors were partially offset by expense leverage resulting from the 10% revenue gain.

We continue to believe that our customer centricity initiative will further differentiate us from our competitors. U.S. Best Buy stores converted to the customer centricity operating model last October continued to deliver a higher comparable store sales gain and a higher gross profit rate when compared with other U.S. Best Buy stores. In addition, these customer centricity stores made progress with their operating expense structure. The lessons and benefits learned from converting segmented stores are being applied to our other U.S. Best Buy stores, regardless of whether they have been fully converted.  For instance, all U.S. Best Buy stores are now beginning to focus on customer segments as they prepare for full conversion over the next two and one-half years. We also continue to use our lab stores for testing new business strategies and supplying new customer insights. For example, the lab stores are actively helping us identify additional customer segments who shop in our U.S. Best Buy stores.

International

The following table presents unaudited selected financial data for the International segment ($ in millions):

	Three Months Ended
	May 28, 2005	May 29, 2004(1)
Revenue	$626	$499
Revenue % change	25%	28%
Comparable stores sales % gain(2)	3.0%	7.2%
Gross profit as % of revenue	23.5%	22.5%
SG&A as % of revenue	24.0%	23.8%
Operating loss	$(3)	$(6)
Operating loss as % of revenue	(0.5)%	(1.3)%

(1)     We reclassified certain prior-year amounts as described in Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended February 26, 2005. These reclassifications had no effect on previously reported operating income or net earnings.

(2)     Comprised of revenue at stores and Web sites operating for at least 14 full months, as well as remodeled and expanded locations. Relocated stores are excluded from the comparable store sales calculation until at least 14 full months after reopening. The calculation of the comparable store sales percentage gain excludes the effect of fluctuations in foreign currency exchange rates.

The following table reconciles International stores open at the beginning and end of the first quarter of fiscal 2006:

	Total Stores at Beginning of First Quarter Fiscal 2006	Stores Opened	Stores Closed	Total Stores at End of First Quarter Fiscal 2006
Future Shop stores	114	1	—	115
Canadian Best Buy stores	30	2	—	32
Total	144	3	—	147

Note: During the first quarter of fiscal 2006, two Future Shop stores were relocated. No other stores in the International segment were relocated, remodeled or expanded during the first quarter of fiscal 2006.

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

Our International segment reported a first-quarter operating loss of $3 million in fiscal 2006, compared with an operating loss of $6 million for the first quarter of fiscal 2005. The improved operating results were due to a 25% revenue gain and a 1.0% of revenue increase in the gross profit rate, and was partially offset by a 0.2% of revenue increase in the SG&A rate. Our International segment historically has incurred losses for the fiscal first quarter and derives a high proportion of its annual earnings in the fiscal fourth quarter, which encompasses the majority of the holiday selling season.

International segment revenue increased 25% for the first quarter of fiscal 2006 to $626 million, compared with $499 million for the first quarter of fiscal 2005. Excluding the favorable effect of fluctuations in foreign currency exchange rates, International segment revenue would have increased 15% for the first quarter of fiscal 2006, compared with the same period of the prior fiscal year. The addition of new stores in the past 12 months accounted for nearly four-fifths of the revenue increase for the fiscal first quarter, excluding the favorable effect of fluctuations in foreign currency exchange rates. The remainder of the fiscal first-quarter revenue increase, excluding the favorable effect of fluctuations in foreign currency exchange rates, was due to the 3.0% comparable store sales gain. For the fiscal first quarter, our International segment reported a low double-digit comparable store sales gain in the appliances product group; a mid-single-digit comparable store sales gain in the consumer electronics product group; and a low single-digit comparable store sales gain in the entertainment software product group. These comparable store sales gains were partially offset by a slight comparable store sales decline in the home-office product group.

Our International segment’s gross profit rate increased by 1.0% of revenue to 23.5% of revenue for the first quarter of fiscal 2006, up from 22.5% of revenue for the first quarter of fiscal 2005. The increase in our International segment’s gross profit rate was due primarily to a more profitable revenue mix, including a significant increase in sales of higher-margin extended service contracts. In addition, our International segment’s gross profit rate for the fiscal first quarter benefited from reduced markdowns due to improved product model transitions.

Our International segment’s SG&A rate increased by 0.2% of revenue to 24.0% of revenue for the first quarter of fiscal 2006, up from 23.8% of revenue for the first quarter of fiscal 2005. The increase in our International segment’s SG&A rate was due primarily to increased stock-based compensation expense, which increased our International segment’s SG&A rate by approximately 0.2% of revenue compared with the same period of the prior fiscal year.

Consolidated

Net Interest Income

Net interest income was $13 million for the first quarter of fiscal 2006, compared with net interest expense of less than $1 million for the first quarter of fiscal 2005. The change in net interest income was due primarily to higher yields on short-term investments, higher average investment balances and the repayment in June 2004 of $355 million of convertible debentures due in 2021.

Effective Income Tax Rate

Our effective income tax rate decreased to 32.5% for the first quarter of fiscal 2006, down from 38.1% for the corresponding period of fiscal 2005, due primarily to higher levels of tax-exempt interest income and permanent benefits associated with our International segment operations, as well as the resolution of certain federal and state income tax matters. We expect our annual effective income tax rate for fiscal 2006 to be 34.5% to 35.0%, compared with 35.3% for the prior fiscal year.

Liquidity and Capital Resources

Summary

We ended the first quarter of fiscal 2006 with $2.6 billion of cash and cash equivalents and short-term investments, compared with $3.3 billion at the end of fiscal 2005 and $2.1 billion at the end of last year’s fiscal first quarter. As of May 28, 2005, we had short-term and long-term investments, comprised of municipal and United States government debt securities, totaling $2.1 billion. Refer to Note 8, Investments, of the Notes to Consolidated Condensed Financial Statements in this Quarterly Report on Form 10-Q, for a summary of our investments in debt securities as of May 28, 2005.

Our current ratio, calculated as current assets divided by current liabilities, was 1.45 at the end of the first quarter of fiscal 2006, compared with 1.39 at the end of fiscal 2005 and 1.29 one year ago. Our debt-to-capitalization ratio was 11% at the end of the first quarter of fiscal 2006, compared with 12% at the end of fiscal 2005, and down from 20% at the end of the first quarter of fiscal 2005. The decrease in our debt-to-capitalization ratio from the end of the first quarter of fiscal 2005 was due primarily to the repayment in June 2004 of $355 million of convertible debentures due in 2021.

Our liquidity is affected by restricted cash balances that are pledged as collateral or restricted to use for general liability insurance, workers’ compensation insurance and/or warranty programs. Restricted cash balances, which are included in other current assets, totaled $155 million, $158 million and $85 million as of May 28, 2005; February 26, 2005; and May 29, 2004, respectively.

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the first quarters of the past two fiscal years ($ in millions):

	Three Months Ended
	May 28, 2005	May 29, 2004
Total cash (used in) provided by:
Operating activities	$(419)	$(356)
Investing activities	812	389
Financing activities	(254)	(26)
Effect of exchange rate changes on cash	(5)	(2)
Increase in cash and cash equivalents	$134	$5

Note: See consolidated statements of cash flows included in Item 1, Consolidated Financial Statements, of this Quarterly Report on Form 10-Q for additional information.

Cash used in operating activities for the first quarter of fiscal 2006 totaled $419 million, compared with $356 million for the same period of the prior fiscal year. The change was due primarily to an increase in cash used by changes in operating assets and liabilities, and was partially offset by an increase in net earnings. Net earnings were $170 million for the first quarter of fiscal 2006, an increase from $114 million for the first quarter of fiscal 2005. The changes in operating assets and liabilities were due substantially to changes in merchandise inventories, income taxes and other liabilities, partially offset by an increase in accounts payable. The increase in merchandise inventories was due primarily to the addition of new stores and expanded assortments in key product categories, including digital imaging, home theater, computing and appliances. The decrease in income taxes resulted mainly from a lower effective income tax rate and the timing of estimated income tax payments. Other liabilities decreased primarily as a result of the timing of payments. The increase in accounts payable was due mostly to higher business volumes and the timing of vendor payments.

Cash provided by investing activities for the first quarter of fiscal 2006 was $812 million, compared with $389 million for the first quarter of the prior fiscal year. The change was due primarily to the net sale of investments which were used to fund capital expenditures, repurchase stock and fund other operating activities.

Cash used in financing activities was $254 million for the first quarter of fiscal 2006, compared with $26 million for the first quarter of fiscal 2005. The change was primarily the result of repurchases of our common stock, increased long-term debt payments, decreased proceeds from the exercise of stock options and increased quarterly cash dividend payments. During the first quarter of fiscal 2006, we repurchased $207 million of our common stock pursuant to stock repurchase programs authorized by our Board of Directors. In addition, during the first quarter of fiscal 2006, we paid cash dividends totaling $0.11 per common share, or $36 million in the aggregate.

Sources of Liquidity

Funds generated by operating activities, available cash and cash equivalents, and short-term investments continue to be our most significant sources of liquidity. We believe funds generated from the expected results of operations, available cash and cash equivalents, and short-term investments will be sufficient to finance anticipated expansion plans and strategic initiatives for the remainder of fiscal 2006. In addition, our revolving credit facilities are available for additional working capital needs or investment opportunities. There can be no assurance, however, that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under our revolving credit facilities.

We have a $200 million revolving credit facility scheduled to mature in December 2009. We also have inventory financing programs totaling $225 million through which certain vendors receive payments from a designated finance company on invoices we owe them. We have a $20 million unsecured revolving demand facility related to our International segment operations, of which $16 million is available from February through July and $20 million is available from August through January of each year.

Our credit ratings and outlook as of June 30, 2005, are summarized below and are consistent with the ratings and outlook reported in our Annual Report on Form 10-K for the fiscal year ended February 26, 2005:

Rating Agency	Rating	Outlook
Fitch	BBB	Positive
Moody’s	Baa3	Positive
Standard & Poor’s	BBB	Stable

Factors that can affect our credit ratings include changes in our operating performance, the economic environment, conditions in the retail and consumer electronics industries, our financial position, and changes in our business strategy. We do not currently foresee any reasonable circumstances under which our credit ratings would be significantly downgraded. However, if a downgrade were to occur it could adversely impact, among other things, our future borrowing costs, access to capital markets, vendor financing terms and future new-store occupancy costs. In addition, the conversion rights of the holders of our convertible debentures could be accelerated if our credit ratings were to be downgraded.

See our Annual Report on Form 10-K for the fiscal year ended February 26, 2005, for additional information regarding our sources of liquidity.

Debt and Capital

On May 4, 2005, we repaid the outstanding balance of $54 million on our master lease program. Other than the repayment of our master lease program in May 2005, the amount of debt outstanding as of May 28, 2005, was essentially unchanged from the end of fiscal 2005. See our Annual Report on Form 10-K for the fiscal year ended February 26, 2005, for additional information regarding our debt and capital.

Off-Balance-Sheet Arrangements and Contractual Obligations

Our liquidity is not dependent on the use of off-balance sheet financing arrangements other than in connection with our operating leases.

Other than the repayment of our master lease program in May 2005, there has been no material change in our contractual obligations other than in the ordinary course of our business since the end of fiscal 2005. See our Annual Report on Form 10-K for the fiscal year ended February 26, 2005, for additional information regarding our off-balance-sheet arrangements and contractual obligations.

Significant Accounting Policies and Estimates

We describe our significant accounting policies in Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended February 26, 2005. We discuss our critical accounting estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended February 26, 2005. There were no significant changes in our accounting policies or estimates since the end of fiscal 2005.

New Accounting Standards

There are no recently issued accounting standards that are reasonably likely to materially affect our consolidated financial statements.

Outlook

The following section should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended February 26, 2005.

We project earnings from continuing operations for fiscal 2006 in the range of $3.10 to $3.25 per diluted share, compared with earnings from continuing operations of $2.79 per diluted share for fiscal 2005, or $2.65 per diluted share had we expensed stock-based compensation in fiscal 2005. We revised our original fiscal 2006 earnings guidance of $2.95 to $3.10 per diluted share based on our first-quarter performance. Consistent with our original estimate, our revised guidance assumes anticipated revenue of approximately $30 billion for the fiscal year, driven by the addition of new stores and a comparable store sales gain for the fiscal year of 4% to 5%. We also expect improvement in our operating income rate compared with fiscal 2005, driven primarily by growth in our services business, benefits from supply chain initiatives such as pricing and sourcing, and the continued rollout of our customer centricity initiative. Further, we believe that net earnings will be favorably impacted by a lower effective income tax rate, as compared with fiscal 2005. We expect our annual effective income tax rate for fiscal 2006 to be 34.5% to 35.0%, compared with previous guidance of 36.5% to 37.0%, due to higher levels of tax-exempt interest income and increased income tax benefits associated with foreign operations. Currently, no effective income tax rate impact is anticipated from the American Jobs Creation Act, as we do not expect to repatriate additional income earned outside of the United States during fiscal 2006.

For our fiscal second quarter, we are projecting net earnings in the range of $0.51 to $0.56 per diluted share, compared with net earnings of $0.46 per diluted share for the second quarter of fiscal 2005, or $0.39 per diluted share had we expensed stock-based compensation in the second quarter of fiscal 2005. Our guidance for the second quarter of fiscal 2006 is based on an anticipated comparable store sales gain of approximately 4%, as well as a modest improvement in our operating income rate driven by gross profit rate gains. We also expect our SG&A rate to be modestly higher than in the second quarter of the prior fiscal year due primarily to increases in employee training, human resources and consulting expenses.

On June 23, 2005, we announced that our Board of Directors had approved a three-for-two stock split. Shareholders of record as of July 13, 2005, will receive one additional share for every two shares owned. The additional shares will be distributed on August 3, 2005. For additional information regarding the stock-split, refer to Note 12, Subsequent Event - Stock Split, of the Notes to Consolidated Condensed Financial Statements in this Quarterly Report on Form 10-Q.

Also on June 23, 2005, we announced our intent to increase our quarterly cash dividend to $0.12 per common share, on a pre-split basis. The change would be effective with the quarterly cash dividend which, if authorized, would be payable on October 25, 2005, to shareholders of record as of October 4, 2005. The quarterly cash dividend rate on a post-split basis will be $0.08 per common share.

Safe Harbor Statement Under the Private Securities Litigation Reform Act

Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act), provide a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their companies. With the exception of historical information, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements and may be identified by the use of words such as “believe,” “expect,” “anticipate,” “plan,” “estimate,” “project,” “intend” and “potential.” Such statements reflect our current view with respect to future events and are subject to certain risks, uncertainties and assumptions. A variety of factors could cause our actual results to differ materially from the anticipated results expressed in such forward-looking statements, including, among other things, general economic conditions, acquisitions and development of new businesses, product availability, sales volumes, profit margins, weather, foreign currency fluctuation, availability of suitable real estate locations, our ability to react to a disaster recovery situation, and the impact of labor markets and new product introductions on our overall profitability. Readers should review our Current Report on Form 8-K filed with the Securities and Exchange Commission (SEC) on March 18, 2004, that describes additional important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements made in this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our debt is not subject to material interest-rate volatility risk. The rates on a substantial portion of our debt may be reset, but not more than one percentage point higher than the current rates. If the rates on the debt were to be reset one percentage point higher, our annual interest expense would increase by approximately $4 million. We do not currently manage our interest-rate volatility risk through the use of derivative instruments.

We have market risk arising from changes in foreign currency exchange rates related to our operations in Canada. At this time, we do not manage the risk through the use of derivative instruments. A 10% adverse change in the foreign currency exchange rate would not have a significant impact on our results of operations or financial position.

Changes in the overall level of interest rates affect interest income generated from our short-term and long-term investments in debt securities.  If overall interest rates were one percentage point lower than current rates, our annual interest income would decline by approximately $21 million based on our short-term and long-term investments as of May 28, 2005.

ITEM 4. CONTROLS AND PROCEDURES

Our management, including the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer), evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act, as of May 28, 2005. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in internal control over financial reporting during the fiscal quarter ended May 28, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On June 13, 2005, a voluntary Stipulation for Dismissal without prejudice was filed by Plaintiffs in their shareholder derivative action venued in Hennepin County District Court, State of Minnesota. The Plaintiffs had claimed that the named officer and director defendants violated state law relative to fiduciary responsibilities, control and management of our company and unjust enrichment because we allegedly made material misrepresentations between January 9, 2002, and August 7, 2002, that resulted in artificially inflated prices of our common stock. The case had been on inactive status pending the decision of the U.S. District Court for the District of Minnesota in a related case, which was dismissed with prejudice by the federal court on April 12, 2005, and without an appeal of the dismissal.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In April 2005, our Board of Directors authorized the purchase of up to $1.5 billion of our common stock from time to time through open market purchases. The $1.5 billion share repurchase program, which became effective on April 27, 2005, terminated and replaced a $500 million share repurchase program authorized by our Board of Directors in June 2004. During the first quarter of fiscal 2006, we purchased and retired 2,834,783 shares at a cost of $146 million pursuant to the new $1.5 billion share repurchase program, and 1,198,585 shares at a cost of $61 million pursuant to the $500 million share repurchase program.

We consider several factors in determining when to make share repurchases including, among other things, our cash needs and the market price of our stock. We expect that cash provided by future operating activities, as well as available cash and cash equivalents and short-term investments, will be the sources of funding for our share repurchase program.

The following table presents the total number of shares purchased during the first quarter of fiscal 2006, the average price paid per share, the number of shares that were purchased as part of a publicly announced repurchase plan, and the approximate dollar value of shares that may yet be purchased pursuant to the $1.5 billion share repurchase program as of May 28, 2005:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
February 27, 2005, through April 2, 2005	686,000	$52.46	686,000	$346,000,000
April 3, 2005, through April 30, 2005	872,585	49.30	872,585	1,482,000,000
May 1, 2005, through May 28, 2005	2,474,783	51.76	2,474,783	1,354,000,000
Total Fiscal 2006 First Quarter	4,033,368	$51.35	4,033,368	$1,354,000,000

(1)              Pursuant to a $500 million share repurchase program announced on June 24, 2004 and a $1.5 billion share repurchase program announced on April 27, 2005. The $500 million share purchase program was terminated and replaced by the $1.5 billion share repurchase program effective April 27, 2005. There is no expiration date governing the period over which we can make our share repurchases under the $1.5 billion share repurchase program.

ITEM 6.  EXHIBITS

a.               Exhibits:

10.1 Non-Qualified Stock Option and Performance Share Award Agreement, as approved by the Board of Directors on February 7, 2005

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

BEST BUY CO., INC.
(Registrant)

Date: July 7, 2005	By:	/s/ Darren R. Jackson
Darren R. Jackson
Executive Vice President — Finance and Chief Financial Officer (principal financial and accounting officer)