Form 10-Q
period 2005-08-27
BEST BUY CO INC
filed 2005-10-06
CIK 764478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 27, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐  No   ☒

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, $.10 Par Value — 492,444,000 shares outstanding as of August 27, 2005.

BEST BUY CO., INC.

FORM 10-Q FOR THE QUARTER ENDED AUGUST 27, 2005

INDEX

Part I —	Financial Information		3

	Item 1.	Consolidated Financial Statements (unaudited):	3

	a)	Consolidated condensed balance sheets as of August 27, 2005; February 26, 2005; and August 28, 2004	3

	b)	Consolidated statements of earnings for the three and six months ended August 27, 2005, and August 28, 2004	5

	c)	Consolidated statement of changes in shareholders’ equity for the six months ended August 27, 2005	6

	d)	Consolidated statements of cash flows for the six months ended August 27, 2005, and August 28, 2004	7

	e)	Notes to consolidated condensed financial statements	8

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40

	Item 4.	Controls and Procedures	41

Part II —	Other Information		41

	Item 1.	Legal Proceedings	41

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41

	Item 4.	Submission of Matters to a Vote of Security Holders	42

	Item 6.	Exhibits	42

Signatures			43

PART I —     FINANCIAL INFORMATION

ITEM 1.         CONSOLIDATED FINANCIAL STATEMENTS

BEST BUY CO., INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

ASSETS

($ in millions, except per share amounts)

(Unaudited)

	August 27, 2005	February 26, 2005	August 28, 2004
CURRENT ASSETS
Cash and cash equivalents	$798	$470	$656
Short-term investments	2,027	2,878	1,313
Receivables	389	375	328
Merchandise inventories	3,250	2,851	2,987
Other current assets	378	329	312
Total current assets	6,842	6,903	5,596

PROPERTY AND EQUIPMENT
Property and equipment	4,436	4,192	3,773
Less accumulated depreciation	1,913	1,728	1,522
Net property and equipment	2,523	2,464	2,251

GOODWILL	529	513	485

TRADENAME	42	40	38

LONG-TERM INVESTMENTS	122	148	41

OTHER ASSETS	201	226	233

TOTAL ASSETS	$10,259	$10,294	$8,644

NOTE:    The consolidated balance sheet as of February 26, 2005, has been condensed from the audited financial statements.

See Notes to Consolidated Condensed Financial Statements.

BEST BUY CO., INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

($ in millions, except per share amounts)

(Unaudited)

	August 27, 2005	February 26, 2005	August 28, 2004
CURRENT LIABILITIES
Accounts payable	$2,760	$2,824	$2,698
Unredeemed gift card liabilities	358	410	280
Accrued compensation and related expenses	216	234	192
Accrued liabilities	916	844	844
Accrued income taxes	254	575	283
Current portion of long-term debt	12	72	11
Total current liabilities	4,516	4,959	4,308

LONG-TERM LIABILITIES	380	358	257

LONG-TERM DEBT	540	528	478

SHAREHOLDERS’ EQUITY
Preferred stock, $1.00 par value: Authorized — 400,000 shares; Issued and outstanding — none	—	—	—
Common stock, $.10 par value: Authorized — 1.5 billion shares; Issued and outstanding — 492,444,000, 492,513,000 and 486,595,000 shares, respectively	49	49	49
Additional paid-in capital	973	936	785
Retained earnings	3,600	3,315	2,667
Accumulated other comprehensive income	201	149	100
Total shareholders’ equity	4,823	4,449	3,601

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$10,259	$10,294	$8,644

NOTE:    The consolidated balance sheet as of February 26, 2005, has been condensed from the audited financial statements.

See Notes to Consolidated Condensed Financial Statements.

BEST BUY CO., INC.

CONSOLIDATED STATEMENTS OF EARNINGS

($ in millions, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	August 27, 2005	August 28, 2004	August 27, 2005	August 28, 2004
Revenue	$6,702	$6,080	$12,820	$11,559
Cost of goods sold	4,991	4,610	9,551	8,778
Gross profit	1,711	1,470	3,269	2,781
Selling, general and administrative expenses	1,450	1,228	2,769	2,355
Operating income	261	242	500	426
Net interest income	18	1	31	1

Earnings before income tax expense	279	243	531	427
Income tax expense	91	93	173	163

Net earnings	$188	$150	$358	$264

Basic earnings per share	$0.38	$0.31	$0.73	$0.54
Diluted earnings per share	$0.37	$0.30	$0.71	$0.53

Dividends declared per common share	$0.07	$0.07	$0.15	$0.13

Basic weighted average common shares outstanding (in millions)	491.2	487.1	491.2	487.1

Diluted weighted average common shares outstanding (in millions)	509.1	502.7	507.5	503.4

See Notes to Consolidated Condensed Financial Statements.

BEST BUY CO., INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED AUGUST 27, 2005

($ and shares in millions)

(Unaudited)

	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balances at February 26, 2005	493	$49	$936	$3,315	$149	$4,449

Net earnings, six months ended August 27, 2005	—	—	—	358	—	358
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	41	41
Other, net of tax	—	—	—	—	11	11
Total comprehensive income						410

Stock-based compensation	—	—	62	—	—	62
Stock options exercised	6	1	170	—	—	171
Issuance of common stock under employee stock purchase plan	—	—	16	—	—	16
Tax benefits from stock option exercises	—	—	50	—	—	50
Repurchase of common stock	(7)	(1)	(261)	—	—	(262)
Common stock dividends, $0.15 per share	—	—	—	(73)	—	(73)
Balances at August 27, 2005	492	$49	$973	$3,600	$201	$4,823

See Notes to Consolidated Condensed Financial Statements.

BEST BUY CO., INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)

(Unaudited)

	Six Months Ended
	August 27, 2005	August 28, 2004
OPERATING ACTIVITIES
Net earnings	$358	$264
Adjustments to reconcile net earnings to total cash used in operating activities:
Depreciation	222	206
Stock-based compensation	62	4
Excess tax benefits from stock-based compensation	(21)	—
Deferred income taxes	(31)	(14)
Other	(1)	23

Changes in operating assets and liabilities:
Receivables	(13)	15
Merchandise inventories	(385)	(392)
Other assets	(21)	(63)
Accounts payable	(75)	232
Other liabilities	(19)	(4)
Accrued income taxes	(273)	(100)
Total cash (used in) provided by operating activities	(197)	171

INVESTING ACTIVITIES
Additions to property and equipment	(280)	(202)
Purchases of available-for-sale securities	(799)	(382)
Sales of available-for-sale securities	1,677	1,383
Proceeds from property dispositions	42	—
Changes in restricted assets	12	(114)
Other, net	10	(2)
Total cash provided by investing activities	662	683

FINANCING ACTIVITIES
Repurchase of common stock	(262)	(150)
Issuance of common stock	187	100
Dividends paid	(73)	(65)
Long-term debt payments	(66)	(363)
Excess tax benefits from stock-based compensation	21	—
Proceeds from issuance of long-term debt	7	—
Other, net	37	33
Total cash used in financing activities	(149)	(445)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	12	2

INCREASE IN CASH AND CASH EQUIVALENTS	328	411

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	470	245

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$798	$656

See Notes to Consolidated Condensed Financial Statements.

BEST BUY CO., INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.                         Basis of Presentation:

In the opinion of management, the accompanying financial statements contain all adjustments necessary for a fair presentation. All adjustments were comprised of normal recurring adjustments, except as noted in the Notes to Consolidated Condensed Financial Statements. Due to the seasonal nature of our business, interim results are not necessarily indicative of results for the entire fiscal year. Our revenue and earnings are typically greater during our fiscal fourth quarter, which includes the majority of the holiday selling season. These interim financial statements and the related notes should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended February 26, 2005.

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

On June 23, 2005, our Board of Directors approved a three-for-two stock split. Shareholders of record as of July 13, 2005, received one additional share for every two shares owned. The additional shares were distributed on August 3, 2005. All share and per share information herein reflect this stock split.

The following table illustrates the primary costs classified in each major expense category:

Cost of Goods Sold	Selling, General & Administrative Expenses (SG&A)

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

Vendor allowances included in SG&A were approximately $35 million and $26 million for the three months ended August 27, 2005, and August 28, 2004, respectively; and $55 million for both the six months ended August 27, 2005, and August 28, 2004.

2.                         Long-Term Debt and Derivative Financial Instruments:

During the first quarter of fiscal 2006, we repaid the outstanding balance of $54 million on our master lease program. In addition, we terminated our only derivative financial instrument, an interest-rate swap related to the master lease program. The net loss recognized on the termination of the interest-rate swap and repayment of the master lease obligation was less than $1 million.

3.                         Net Interest Income:

Net interest income was comprised of the following ($ in millions):

	Three Months Ended		Six Months Ended
	August 27, 2005	August 28, 2004	August 27, 2005	August 28, 2004
Interest expense	$(7)	$(6)	$(15)	$(13)
Interest income	21	7	42	14
Dividend income	4	—	4	—
Net interest income	$18	$1	$31	$1

4.                         Earnings per Share:

The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings per share ($ and shares in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	August 27, 2005	August 28, 2004	August 27, 2005	August 28, 2004
Numerator:
Net earnings, basic	$188	$150	$358	$264
Adjustment for assumed dilution:
Interest on convertible debentures due in 2022, net of tax	1	2	3	3
Net earnings, diluted	$189	$152	$361	$267

Denominator:
Weighted average common shares outstanding	491.2	487.1	491.2	487.1
Effect of potentially dilutive securities:
Shares from assumed conversion of convertible debentures due in 2022	8.8	8.8	8.8	8.8
Stock options and other	9.1	6.8	7.5	7.5
Weighted average common shares outstanding, assuming dilution	509.1	502.7	507.5	503.4

Basic earnings per share	$0.38	$0.31	$0.73	$0.54
Diluted earnings per share	$0.37	$0.30	$0.71	$0.53

Potentially dilutive securities include stock options, nonvested share awards, shares issuable under our employee stock purchase plan (ESPP), as well as common shares that would have resulted from the assumed conversion of our convertible debentures. Since the potentially dilutive shares related to the convertible debentures are included in the earnings per share calculation, the related interest, net of tax, is added back to net earnings because the interest would not have been paid if the convertible debentures were converted to common stock.

The computation of dilutive shares outstanding excluded options to purchase 14.1 million shares of common stock for the three months ended August 28, 2004, and 0.2 million and 14.1 million shares of common stock for the six months ended August 27, 2005, and August 28, 2004, respectively. There were no options excluded from the computation of dilutive shares outstanding for the three months ended August 27, 2005. These amounts were excluded because the options’ exercise prices were greater than the average market price of our common stock for the periods presented and, therefore, the effect would be antidilutive (i.e., including such options would result in higher earnings per share).

5.                         Stock-Based Compensation:

We have a stock-based compensation plan, which includes stock options and nonvested share awards, and an ESPP. Our outstanding stock options have a ten-year term. Outstanding stock options issued to employees generally vest over a four-year period, and outstanding stock options issued to directors vest immediately upon grant. Nonvested share awards vest based either upon achievement of company or personal performance goals or upon continued employment (time-based). Outstanding, nonvested share awards that are not time-based vest at the end of a three-year incentive period based either upon our total shareholder return (TSR) compared with the TSR of companies that comprise the Standard & Poor’s 500 Index (market-based), or upon the achievement of company or personal performance goals (performance-based). Time-based share awards vest over a period of at least three years, during which no more than 25% may vest at the time of the award, and no more than 25% may vest on each anniversary date thereafter. Our ESPP permits employees to purchase stock at 85% of the market price of our common stock at the beginning or at the end of the semi-annual purchase period, whichever is less. Stock-based compensation expense associated with our time-based share awards is not significant.

Prior to February 27, 2005, we applied Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for these plans. No stock-based compensation expense was recognized in our statements of earnings prior to fiscal 2006 for stock option awards, as the exercise price was equal to the market price of our stock on the date of grant. In addition, we did not recognize any stock-based compensation expense for our ESPP as it is intended to be a plan that qualifies under Section 423 of the Internal Revenue Code of 1986, as amended. Finally, we recognized stock-based compensation expense for nonvested share awards as discussed in Note 5, Shareholders’ Equity, of the Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for the fiscal year ended February 26, 2005.

On February 27, 2005, we early-adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (123(R)), requiring us to recognize expense related to the fair value of our stock-based compensation awards. We elected the modified prospective transition method as permitted by SFAS No.
123(R). Under this transition method, stock-based compensation expense for the three and six months ended August 27, 2005, includes: (a) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of February 26, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation; and (b) compensation expense for all stock-based compensation awards granted subsequent to February 26, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). We recognize compensation expense for stock options and nonvested share awards, that are either market-based or time-based, on a straight-line basis over the requisite service period of the award (or to an employee’s eligible retirement date, if earlier). Performance-based nonvested share awards are recognized as compensation expense based on the fair value on the date of grant, the number of shares ultimately expected to vest and the vesting period. At August 27, 2005, achievement of the performance factors was not believed to be probable, thus no compensation expense has been recorded for our performance-based share awards during the three or six months ended August 27, 2005. Total stock-based compensation expense included in our statements of earnings for the three months ended August 27, 2005, and August 28, 2004, was $31 million ($20 million, net of tax) and approximately $1 million, respectively; and for the six months ended August 27, 2005, and August 28, 2004, was $62 million ($39 million, net of tax) and $4 million ($3 million, net of tax), respectively. In accordance with the modified prospective transition method of SFAS No. 123(R), financial results for the prior periods have not been restated.

Prior to the adoption of SFAS No. 123(R), we reported all tax benefits resulting from the exercise of stock options as operating cash flows in our consolidated statements of cash flows. In accordance with SFAS No. 123(R), for the six months ended August 27, 2005, we revised our statement of cash flows presentation to report the excess tax benefits from the exercise of stock options as financing cash flows. For the six months ended August 27, 2005, $21 million of excess tax benefits were reported as financing cash flows rather than operating cash flows.

The table below illustrates the effect on net earnings and earnings per share as if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation during the three- and six-month periods ended August 28, 2004.

	Three Months Ended	Six Months Ended
	August 28, 2004	August 28, 2004
Net earnings, as reported	$150	$264
Add: Stock-based compensation expense included in reported net earnings, net of tax (1)	1	3
Deduct: Stock-based compensation expense determined under fair value method for all awards, net of tax(2)	(24)	(48)
Net earnings, pro forma	$127	$219

Earnings per share:
Basic – as reported	$0.31	$0.54
Basic – pro forma	$0.26	$0.45
Diluted – as reported	$0.30	$0.53
Diluted – pro forma	$0.26	$0.45

(1)              Amount represents the after-tax compensation expense for vested share awards.

(2)              For purposes of this pro forma disclosure, the value of the stock-based compensation was amortized to expense on a straight-line basis over the period it is vested or earned. Forfeitures were estimated based on historical experience.

Stock Options

The following table summarizes the stock option transactions for the six months ended August 27, 2005:

	Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on February 26, 2005	37,752,000	$28.43
Granted	443,000	$37.19
Exercised	(6,633,000)	$25.99
Forfeited/Canceled	(765,000)	$33.01

Outstanding on August 27, 2005	30,797,000	$28.98	6.46	$525,000,000

Exercisable on August 27, 2005	19,223,000	$25.50	5.32	$394,000,000

Note: At August 27, 2005, shares associated with our ESPP were not significant and are excluded from table above.

The weighted-average grant date fair value of stock options granted during the three months ended August 27, 2005, and August 28, 2004, was $15.17 and $13.33, respectively. The weighted-average grant date fair value of stock options granted during the six months ended August 27, 2005, and August 28, 2004, was $14.59 and $13.85, respectively. The aggregate intrinsic value of options (the amount by which the market price of the stock on the date of exercise exceeded the market price of the stock on the date of grant) exercised during the three months ended August 27, 2005, and August 28, 2004, was $118 million and $15 million, respectively; and during the six months ended August 27, 2005, and August 28, 2004, was $129 million and $39 million, respectively.

The fair value of each stock option was estimated on the date of the grant using the Black-Scholes option-pricing model.

Black-Scholes Option Valuation Assumptions(1)	August 27, 2005	August 28, 2004
Risk-free interest rate(2)	3.8%	3.5%
Expected dividend yield	0.8%	0.9%
Expected stock price volatility(3)	40%	40%
Expected life of stock options (in years)(4)	5.5	5.5

(1)              Forfeitures are estimated based on historical experience.

(2)              Based on the five-year Treasury constant maturity interest rate whose term is consistent with the expected life of our stock options.

(3)              We use an outside valuation advisor to assist us in more accurately projecting expected stock price volatility. We consider both historical data and observable market prices of similar equity instruments.

(4)              We estimate the expected life of stock options based upon historical experience.

Net cash proceeds from the exercise of stock options were $155 million and $31 million for the three months ended August 27, 2005, and August 28, 2004, respectively; and $171 million and $80 million for the six months ended August 27, 2005, and August 28, 2004, respectively.

The actual income tax benefit realized from stock option exercises totaled $46 million and $6 million, for the three months ended August 27, 2005, and August 28, 2004, respectively; and $50 million and $15 million for the six months ended August 27, 2005, and August 28, 2004, respectively.

Nonvested Share Awards

The fair value of nonvested market-based share awards is determined based on generally accepted valuation techniques and the closing market price of our stock on the date of grant. A summary of the status of our nonvested market-based share awards as of August 27, 2005, and changes during the six-month period ended August 27, 2005, is as follows:

Market-Based Nonvested Share Awards	Shares	Fair Value

Outstanding at February 26, 2005	2,297,000	$29.20
Granted	37,000	19.51
Vested	—	—
Forfeited/Canceled	(137,000)	29.22

Outstanding at August 27, 2005	2,197,000	$29.02

Note: At August 27, 2005, time-based nonvested share awards were not significant and are excluded from the table above.

No market-based share awards vested during the three or six months ended August 27, 2005, and August 28, 2004. As of August 27, 2005, there was $31 million of unrecognized compensation expense related to nonvested market-based share awards that is expected to be recognized over a weighted-average period of 1.5 years.

6.                         Comprehensive Income:

Comprehensive income is computed as net earnings plus certain other items that are recorded directly to shareholders’ equity. The significant components of comprehensive income include foreign currency translation adjustments and unrealized gains on available-for-sale equity securities. Foreign currency translation adjustments do not include a provision for income tax expense because earnings from foreign operations are considered to be indefinitely reinvested outside the United States. Comprehensive income was $253 million and $180 million for the three months ended August 27, 2005, and August 28, 2004, respectively; and $410 million and $278 million for the six months ended August 27, 2005, and August 28, 2004, respectively.

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

Revenue by reportable segment was as follows ($ in millions):

	Three Months Ended		Six Months Ended
	August 27, 2005	August 28, 2004	August 27, 2005	August 28, 2004
Domestic	$5,997	$5,506	$11,489	$10,486
International	705	574	1,331	1,073
Total revenue	$6,702	$6,080	$12,820	$11,559

Operating income (loss) by reportable segment and the reconciliation to earnings before income tax expense were as follows ($ in millions):

	Three Months Ended		Six Months Ended
	August 27, 2005	August 28, 2004	August 27, 2005	August 28, 2004
Domestic	$255	$239	$497	$430
International	6	3	3	(4)
Total operating income	261	242	500	426

Net interest income	18	1	31	1
Earnings before income tax expense	$279	$243	$531	$427

Assets by reportable operating segment were as follows ($ in millions):

	August 27, 2005	February 26, 2005	August 28, 2004
Domestic	$8,316	$8,372	$7,258
International	1,943	1,922	1,386
Total assets	$10,259	$10,294	$8,644

Goodwill by reportable operating segment was as follows ($ in millions):

	August 27, 2005	February 26, 2005	August 28, 2004
Domestic	$3	$3	$3
International	526	510	482
Total goodwill	$529	$513	$485

Changes in the International segment’s goodwill balance since February 26, 2005, and August 28, 2004, were the result of fluctuations in foreign currency exchange rates.

The tradename included in our balance sheets is an indefinite-lived intangible asset related to Future Shop, and is included in the International segment.

8.                         Investments in Debt Securities:

Our short-term and long-term investments are comprised of municipal and U.S. government debt securities. In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and based on our ability to market and sell these instruments, we classify auction-rate debt securities and other investments in debt securities as available-for-sale. Auction-rate debt securities are long-term bonds that are similar to short-term instruments because their interest rates are reset periodically, and investments in these securities can be sold for cash on the auction dates. We classify auction-rate debt securities as short-term or long-term investments based on the auction dates.

In accordance with our investment policy, we place our investments in debt securities with issuers who have high-quality credit and limit the amount of investment exposure to any one issuer. We seek to preserve principal and minimize exposure to interest-rate fluctuations by limiting default risk, market risk and reinvestment risk.

On an annual basis, we review the key characteristics of our debt securities portfolio and their classification in accordance with accounting principles generally accepted in the United States (GAAP). If a decline in the fair value of a security is deemed by management to be other than temporary, the cost basis of the investment is written down to fair value, and the amount of the write-down is included in net earnings.

We revised the presentation of our consolidated statement of cash flows for the six months ended August 28, 2004, to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents, which is consistent with the presentation for the six months ended August 27, 2005.

The carrying amount of our investments in debt securities approximated fair value at August 27, 2005; February 26, 2005; and August 28, 2004 due to the rapid turnover of our portfolio and the highly liquid nature of these investments. Therefore, there were no significant unrealized holding gains or losses.

The following table presents the amortized principal amounts, related weighted-average interest rates (taxable equivalent), maturities and major security types for our investments in debt securities ($ in millions):

	August 27, 2005		February 26, 2005		August 28, 2004
	Amortized Principal Amount	Weighted- Average Interest Rate	Amortized Principal Amount	Weighted- Average Interest Rate	Amortized Principal Amount	Weighted- Average Interest Rate
Short-term investments (less than one year)	$2,027	3.98%	$2,878	3.22%	$1,313	2.41%
Long-term investments (one to three years)	122	3.95%	148	3.73%	41	2.20%
Total	$2,149		$3,026		$1,354

Municipal debt securities	$2,142		$3,019		$1,345
Debt securities issued by U.S. Treasury and other U.S. government entities	7		7		9
Total	$2,149		$3,026		$1,354

9.                         Investments in Equity Securities:

In accordance with SFAS No. 115, and based on our intentions regarding these instruments, we classify all marketable equity securities as available-for-sale. Investments in equity securities are included in other assets in our consolidated balance sheets and reported at fair value, based on quoted market prices when available. All unrealized holding gains (losses) are reflected net of tax in accumulated other comprehensive income in shareholders’ equity. On an annual basis, we review the key characteristics of our equity securities portfolio and their classification in accordance with GAAP. If a decline in the fair value of a security is deemed by management to be other than temporary, the cost basis of the investment is written down to fair value, and the amount of the write-down is included in net earnings.

The net carrying value of our equity securities as of August 27, 2005; February 26, 2005; and August 28, 2004, was $28 million, $8 million and $4 million, respectively. Unrealized gains (losses) included in accumulated other comprehensive income were $12 million, $2 million and ($1) million as of August 27, 2005; February 26, 2005; and August 28, 2004, respectively.

Our investment in equity securities had previously included redeemable convertible preferred stock of Golf Galaxy, Inc., with a $5 million carrying value. In August 2005, Golf Galaxy completed an initial public offering (IPO) of their common stock. As part of the IPO, we received $4 million of accumulated preferred dividends, which are included in net interest income in our statement of earnings. The convertible preferred stock was simultaneously converted into common stock. We sold 216,000 shares of the common stock in the IPO and recognized a $2 million gain on the sale, which is included in SG&A in our statement of earnings. The remaining shares of common stock are subject to a 180-day lock-up agreement which will expire in January 2006.

10.                   Restricted Assets:

Included in other current assets were $146 million, $158 million and $132 million in restricted cash and investments in debt securities as of August 27, 2005; February 26, 2005; and August 28, 2004, respectively. Such balances are pledged as collateral or restricted to use for general liability insurance, workers’ compensation insurance and warranty programs.

11.                   Commitments and Contingencies:

We are involved in various legal proceedings arising in the normal course of conducting business. We believe the amounts provided in our consolidated financial statements, as prescribed by GAAP, are adequate in light of the probable and estimable liabilities. The resolution of those proceedings is not expected to have a material effect on our results of operations or financial condition.

We assumed a liability for certain extended service contracts when we acquired Future Shop. We established an accrued liability for the acquired extended service contracts based on historical trends in product failure rates and the expected material and labor costs necessary to provide the services. The remaining terms of these extended service contracts vary by product and extend through fiscal 2007. The estimated remaining liability for acquired extended service contracts at August 27, 2005, was $7 million. Subsequent to the acquisition, all new extended service contracts have been sold on behalf of an unrelated third party, without recourse.

The following table reconciles the changes in our liability for our acquired extended service contracts for the six months ended August 27, 2005, and August 28, 2004 ($ in millions):

	Six Months Ended
	August 27, 2005	August 28, 2004
Balance at beginning of period	$9	$18
Service charges	(2)	(6)
Balance at end of period	$7	$12

12.                   Repurchase of Common Stock:

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

For the three and six months ended August 27, 2005, we purchased and retired 1.1 million and 5.3 million shares, respectively, at a cost of $54 million and $200 million, respectively, under our $1.5 billion share repurchase program. We also purchased and retired 1.8 million shares at a cost of $61 million under our $500 million share repurchase program during the period from February 27, 2005, through April 26, 2005.

For the three and six months ended August 28, 2004, we purchased and retired 2.1 million and 4.4 million shares, respectively, at a cost of $82 million and $150 million, respectively.

13.                   Subsequent Event:

Hurricanes Katrina and Rita struck the Gulf Coast on August 29, 2005, and September 24, 2005, respectively. We have 42 stores and one distribution center that were affected by these storms. As of October 6, 2005, all the stores and the distribution center had re-opened. Additional information regarding the financial impact of these events is included in the Outlook section of Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in this Quarterly Report on Form 10-Q.

14.                   Condensed Consolidating Financial Information:

Our convertible debentures, due in 2022, with an aggregate principal balance and carrying amount of $402 million, are guaranteed by our wholly owned indirect subsidiary Best Buy Stores, L.P. Investments in subsidiaries of Best Buy Stores, L.P., which have not guaranteed the convertible debentures, are accounted for under the equity method. We reclassified certain prior-year amounts to conform to the current-year presentation.

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

The following tables present condensed consolidating balance sheets as of August 27, 2005; February 26, 2005; and August 28, 2004; condensed consolidating statements of earnings for the three and six months ended August 27, 2005, and August 28, 2004; and condensed consolidating statements of cash flows for the six months ended August 27, 2005, and August 28, 2004:

Condensed Consolidating Balance Sheets

As of August 27, 2005
(Unaudited)
$ in millions

	Best Buy Co., Inc.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$290	$69	$439	$—	$798
Short-term investments	1,887	—	140	—	2,027
Receivables	18	319	52	—	389
Merchandise inventories	—	2,876	624	(250)	3,250
Other current assets	20	137	265	(44)	378
Intercompany receivable	—	—	2,696	(2,696)	—
Intercompany note receivable	500	—	—	(500)	—
Total current assets	2,715	3,401	4,216	(3,490)	6,842

Net Property and Equipment	247	1,581	698	(3)	2,523

Goodwill	—	3	526	—	529

Tradename	—	—	42	—	42

Long-Term Investments	122	—	—	—	122

Other Assets	120	163	92	(174)	201

Investments in Subsidiaries	3,762	—	1,133	(4,895)	—

Total Assets	$6,966	$5,148	$6,707	$(8,562)	$10,259

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$—	$—	$2,760	$—	$2,760
Unredeemed gift card liabilities	—	342	16	—	358
Accrued compensation and related expenses	1	147	68	—	216
Accrued liabilities	9	500	430	(23)	916
Accrued income taxes	206	—	69	(21)	254
Current portion of long-term debt	2	6	4	—	12
Intercompany payable	1,001	1,728	—	(2,729)	—
Intercompany note payable	—	500	—	(500)	—
Total current liabilities	1,219	3,223	3,347	(3,273)	4,516

Long-Term Liabilities	239	711	60	(630)	380

Long-Term Debt	410	81	49	—	540

Shareholders’ Equity	5,098	1,133	3,251	(4,659)	4,823

Total Liabilities and Shareholders’ Equity	$6,966	$5,148	$6,707	$(8,562)	$10,259

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

Condensed Consolidating Balance Sheets
As of August 28, 2004
(Unaudited)
$ in millions

	Best Buy Co., Inc.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$467	$37	$152	$—	$656
Short-term investments	1,230	—	83	—	1,313
Receivables	5	300	21	2	328
Merchandise inventories	—	2,740	479	(232)	2,987
Other current assets	16	98	197	1	312
Intercompany receivable	—	—	2,080	(2,080)	—
Intercompany note receivable	500	—	—	(500)	—
Total current assets	2,218	3,175	3,012	(2,809)	5,596

Net Property and Equipment	241	1,344	669	(3)	2,251

Goodwill	—	3	482	—	485

Tradename	—	—	38	—	38

Long-Term Investments	41	—	—	—	41

Other Assets	106	104	169	(146)	233

Investments in Subsidiaries	2,662	—	1,094	(3,756)	—

Total Assets	$5,268	$4,626	$5,464	$(6,714)	$8,644

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$—	$—	$2,698	$—	$2,698
Unredeemed gift card liabilities	—	271	9	—	280
Accrued compensation and related expenses	1	136	55	—	192
Accrued liabilities	10	474	360	—	844
Accrued income taxes	205	15	63	—	283
Current portion of long-term debt	1	9	1	—	11
Intercompany payable	596	1,502	9	(2,107)	—
Intercompany note payable	—	500	—	(500)	—
Total current liabilities	813	2,907	3,195	(2,607)	4,308

Long-Term Liabilities	211	569	25	(548)	257

Long-Term Debt	410	56	12	—	478

Shareholders’ Equity	3,834	1,094	2,232	(3,559)	3,601

Total Liabilities and Shareholders’ Equity	$5,268	$4,626	$5,464	$(6,714)	$8,644

Condensed Consolidating Statements of Earnings
For the Three Months Ended August 27, 2005
(Unaudited)
$ in millions

	Best Buy Co., Inc.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$5	$5,802	$6,732	$(5,837)	$6,702

Cost of goods sold	—	4,659	6,031	(5,699)	4,991

Gross profit	5	1,143	701	(138)	1,711

Selling, general and administrative expenses	7	1,092	391	(40)	1,450

Operating (loss) income	(2)	51	310	(98)	261

Net interest income (expense)	20	(4)	2	—	18

Equity in earnings (loss) of subsidiaries	266	(10)	21	(277)	—

Earnings before income tax expense	284	37	333	(375)	279

Income tax (benefit) expense	(15)	17	89	—	91

Net earnings	$299	$20	$244	$(375)	$188

Condensed Consolidating Statements of Earnings
For the Six Months Ended August 27, 2005
(Unaudited)
$ in millions

	Best Buy Co., Inc.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$9	$11,140	$12,264	$(10,593)	$12,820

Cost of goods sold	—	8,966	11,201	(10,616)	9,551

Gross profit	9	2,174	1,063	23	3,269

Selling, general and administrative expenses	15	2,073	757	(76)	2,769

Operating (loss) income	(6)	101	306	99	500

Net interest income (expense)	36	(9)	4	—	31

Equity in earnings (loss) of subsidiaries	284	(22)	39	(301)	—

Earnings before income tax expense	314	70	349	(202)	531

Income tax expense	37	32	104	—	173

Net earnings	$277	$38	$245	$(202)	$358

Condensed Consolidating Statements of Earnings
For the Three Months Ended August 28, 2004
(Unaudited)
$ in millions

	Best Buy Co., Inc.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$4	$5,375	$5,895	$(5,194)	$6,080

Cost of goods sold	—	4,475	5,277	(5,142)	4,610

Gross profit	4	900	618	(52)	1,470

Selling, general and administrative expenses	12	844	401	(29)	1,228

Operating (loss) income	(8)	56	217	(23)	242

Net interest income (expense)	4	(3)	—	—	1

Equity in earnings (loss) of subsidiaries	200	(17)	16	(199)	—

Earnings before income tax expense	196	36	233	(222)	243

Income tax expense	25	19	49	—	93

Net earnings	$171	$17	$184	$(222)	$150

Condensed Consolidating Statements of Earnings
For the Six Months Ended August 28, 2004
(Unaudited)
$ in millions

	Best Buy Co., Inc.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$8	$10,225	$10,090	$(8,764)	$11,559

Cost of goods sold	—	8,474	9,266	(8,962)	8,778

Gross profit	8	1,751	824	198	2,781

Selling, general and administrative expenses	19	1,640	754	(58)	2,355

Operating (loss) income	(11)	111	70	256	426

Net interest income (expense)	7	(7)	1	—	1

Equity in earnings (loss) of subsidiaries	82	(36)	27	(73)	—

Earnings before income tax expense	78	68	98	183	427

Income tax expense	80	39	44	—	163

Net (loss) earnings	$(2)	$29	$54	$183	$264

Condensed Consolidating Statements of Cash Flows
For the Six Months Ended August 27, 2005
(Unaudited)
$ in millions

	Best Buy Co., Inc.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total cash (used in) provided by operating activities	$(237)	$(29)	$69	$—	$(197)

Investing activities
Additions to property and equipment	—	(182)	(98)	—	(280)
Purchases of available-for-sale securities	(768)	—	(31)	—	(799)
Sales of available-for-sale securities	1,677	—	—	—	1,677
Proceeds from property dispositions	14	—	28	—	42
Changes in restricted assets	—	—	12	—	12
Other, net	4	6	—	—	10
Total cash provided by (used in) investing activities	927	(176)	(89)	—	662

Financing activities
Repurchase of common stock	(262)	—	—	—	(262)
Issuance of common stock	187	—	—	—	187
Dividends paid	(73)	—	—	—	(73)
Long-term debt payments	(7)	(59)	—	—	(66)
Excess tax benefits from stock-based compensation	21	—	—	—	21
Proceeds from issuance of long-term debt	—	3	4	—	7
Other, net	(1)	—	38	—	37
Change in intercompany receivable/payable	(440)	268	172	—	—
Total cash (used in) provided by financing activities	(575)	212	214	—	(149)

Effect of exchange rate changes on cash	—	—	12	—	12

Increase in cash and cash equivalents	115	7	206	—	328

Cash and cash equivalents at beginning of period	175	62	233	—	470
Cash and cash equivalents at end of period	$290	$69	$439	$—	$798

Condensed Consolidating Statements of Cash Flows
For the Six Months Ended August 28, 2004
(Unaudited)
$ in millions

	Best Buy Co., Inc.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total cash (used in) provided by operating activities	$(193)	$163	$201	$—	$171

Investing activities
Additions to property and equipment	—	(140)	(62)	—	(202)
Purchases of available-for-sale securities	(357)	—	(25)	—	(382)
Sales of available-for-sale securities	1,383	—	—	—	1,383
Changes in restricted assets	—	—	(114)	—	(114)
Other, net	—	(2)	—	—	(2)
Total cash provided by (used in) investing activities	1,026	(142)	(201)	—	683

Financing activities
Repurchase of common stock	(150)	—	—	—	(150)
Issuance of common stock	100	—	—	—	100
Dividends paid	(65)	—	—	—	(65)
Long-term debt payments	(355)	(7)	(1)	—	(363)
Other, net	—	—	33	—	33
Change in intercompany receivable/payable	(1)	(10)	11	—	—
Total cash (used in) provided by financing activities	(471)	(17)	43	—	(445)

Effect of exchange rate changes on cash	—	—	2	—	2

Increase in cash and cash equivalents	362	4	45	—	411

Cash and cash equivalents at beginning of period	105	33	107	—	245
Cash and cash equivalents at end of period	$467	$37	$152	$—	$656

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

Overview

Best Buy Co., Inc. is a specialty retailer of consumer electronics, home-office products, entertainment software, appliances and related services. We operate two reportable segments: Domestic and International. The Domestic segment is comprised of U.S. Best Buy and Magnolia Audio Video operations. The International segment is comprised of Future Shop and Best Buy operations in Canada. For additional information regarding our business segments, see Note 7, Segments, of the Notes to Consolidated Condensed Financial Statements in this Quarterly Report on Form 10-Q.

Due to the seasonal nature of our business, interim results are not necessarily indicative of results for the entire fiscal year. Our revenue and earnings are typically greater during our fiscal fourth quarter, which includes the majority of the holiday selling season.

Strategic Initiatives Update

In our Annual Report on Form 10-K for the fiscal year ended February 26, 2005, we discussed four strategic initiatives that we believe will further enhance our business model over the next several years and contribute to us achieving our annual operating income rate goal of 7% of revenue. The following is an update on our customer centricity and win with service initiatives:

Customer Centricity

Our customers are at the core of all our business strategies, and our customer centricity initiative is the most important of our strategic initiatives. Customer centricity includes identifying profitable customer segments, tailoring our store experience to satisfy their needs, and training our employees to think and behave as owner/operators. We believe we can extend our competitive advantage by engaging more fully with our customers, offering them broader and deeper assortments than our competitors, and supporting their shopping experiences with a full array of services. Our goal is to maximize every customer touch point, including store visits, phone calls, online visits and in-home visits. Over time, we believe our customer centricity initiative will attract new customer segments to our stores, which would leverage our existing assets.

In fiscal 2005, we converted 85 U.S. Best Buy stores to the customer centricity operating model, herein referred to as segmented stores. Segmented stores include elements designed to appeal to one or two of our key customer segments, including affluent professional males, young entertainment enthusiasts who appreciate a digital lifestyle, upscale suburban moms, families who are practical technology adopters and small businesses with fewer than 20 employees.

In April 2005, after several months of reviewing and evaluating results from the original segmented stores, we decided to accelerate the conversion of our stores to the customer centricity operating model and announced plans to open or convert 150 to 200 more U.S. Best Buy stores to this operating model in fiscal 2006. The decision to accelerate the conversion of stores was based on the strong top-line results at the stores converted in fiscal 2005. For the fourth quarter of fiscal 2005, the segmented stores outperformed other U.S. Best Buy stores in terms of their comparable store sales gains and positive customer feedback.

We expect to operate at least 360 segmented stores near the beginning of fiscal 2007, as detailed in the chart below, and plan to complete the conversion of all U.S. Best Buy stores to the customer centricity operating model by the end of fiscal 2008.

	Fiscal 2006
	First Quarter	Second Quarter	Third Quarter(1)	Fourth Quarter(1)
Segmented Stores at Beginning of Period	85	86	141	296
New Segmented Store Openings	1	20	40	15
Conversion of Existing U.S. Best Buy Stores	—	35	115	50
Segmented Stores at End of Period	86	141	296	361

(1)     New segmented store opening and conversion totals based on expected expansion and conversion plans.

The historical top-line results and comparable store sales of the segmented stores are not necessarily an indicator of future performance. We continue to analyze and enhance the customer centricity operating model. We believe the profitability profile of segmented stores will improve as the stores mature, similar to our historical experience with new store openings. The successful rollout of our customer centricity initiative is a critical component in our goal of organic growth and increasing our annual operating income rate to 7% of revenue.

Win with Service

Our customers’ technology needs are becoming more complex with the rapid development and convergence of new products. Our win with service strategic initiative focuses on creating a market-leadership position in delivering lifestyle-based solutions for our customers. We are committed to selling, installing and supporting technologies that create an integrated digital home. We believe this approach will differentiate us from many of our competitors who sell technology products, but do not provide installation and support services. By expanding and strengthening our service offerings, we believe we will raise our gross profit rate, boost customer traffic and improve customer loyalty while strengthening our competitive advantage.

Through Geek Squad®, we provide residential and commercial computer support, as well as in-home integration services. Our goal is to make Geek Squad North America’s largest provider of in-home computer installation, repair and support services, and we believe that over time it will become a significant component of our business.

At the end of fiscal 2005, Geek Squad service was available in all U.S. and Canadian Best Buy stores, as well as in six stand-alone Geek Squad stores in the U.S. At the end of fiscal 2005, we employed nearly 7,000 Geek Squad agents, with expectations to add another 5,000 agents in fiscal 2006. In April 2005, we announced plans to open 20 to 50 stand-alone Geek Squad stores during the next 12 to 18 months.

Through the second quarter of fiscal 2006, we operated 10 stand-alone Geek Squad stores in the U.S. and employed more than 9,400 Geek Squad agents. By the end of fiscal 2006, we expect to operate up to 15 stand-alone Geek Squad stores in the U.S. and four in Canada, and plan to employ up to 12,000 Geek Squad agents.

Our service business goals include delivering the ultimate experience in home theater to our customers. During fiscal 2006, we are strengthening our home theater installation business based on what we have learned from the Geek Squad computer support service operating model. In the first quarter of fiscal 2006, we completed our migration to an employee service model for our U.S. home theater installation business (rather than using third parties). Through the second quarter of fiscal 2006, we employed approximately 950 home theater installers, and by the end of fiscal 2006, plan to employ up to 1,300 home theater installers.

Financial Reporting Changes

Stock-Based Compensation

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (123(R)), effective for a company’s first fiscal year beginning after June 15, 2005. SFAS No. 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires all share-based compensation, including grants of stock options, to be recognized in the consolidated statements of earnings.

During the first quarter of fiscal 2006, we early-adopted SFAS No. 123(R), and elected the modified prospective transition method. This method permits us to apply the new requirements on a prospective basis. Our selling, general and administrative expenses (SG&A) rate for the second quarter of fiscal 2006 included increased stock-based compensation expense of $28 million ($18 million after tax, or $0.04 per diluted share), which increased our SG&A rate by approximately 0.4% of revenue, compared with the same period of the prior fiscal year. Our SG&A rate for the first six months of fiscal 2006 included increased stock-based compensation expense of $58 million ($36 million after tax, or $0.07 per diluted share), which increased our SG&A rate by approximately 0.5% of revenue compared with the same period of the prior fiscal year. For additional information on our adoption of SFAS No. 123(R), see Note 5, Stock-Based Compensation, of the Notes to Consolidated Condensed Financial Statements in this Quarterly Report on Form 10-Q.

Stock Split

On June 23, 2005, our Board of Directors approved a three-for-two stock split. Shareholders of record as of July 13, 2005, received one additional share for every two shares owned. The additional shares were distributed on August 3, 2005. All share and per share information herein reflect this stock split.

Executive Summary

•                  Net earnings for the second quarter of fiscal 2006 were $188 million, or $0.37 per diluted share, an increase of 25% compared with $150 million, or $0.30 per diluted share, for the second quarter of fiscal 2005. Net earnings for the second quarter of fiscal 2006 reflect the impact of early-adopting SFAS No. 123(R), which resulted in increased stock-based compensation expense of $28 million ($18 million after tax, or $0.04 per diluted share).

•                  Revenue for the second quarter of fiscal 2006 increased 10% to $6.7 billion, compared with $6.1 billion for the second quarter of the prior fiscal year, driven primarily by the addition of new stores in the past 12 months and a 3.5% comparable store sales gain.

•                  Our gross profit rate for the second quarter of fiscal 2006 increased by 1.3% of revenue to 25.5% of revenue, compared with 24.2% of revenue for the second quarter of the prior fiscal year, due primarily to continued expansion of our computer service business, benefits from our pricing strategies and enhanced sourcing capabilities, and expanded private label merchandising.

•                  Our SG&A rate for the second quarter of fiscal 2006 increased by 1.4% of revenue to 21.6% of revenue, compared with 20.2% of revenue for the second quarter of the prior fiscal year. The increase in our SG&A rate was driven by operational costs associated with expanding our service business and operating more segmented stores; transformation costs for converting or opening additional segmented stores and reorganizing our retail stores field leadership; and costs related to the development of new systems to support our store operations and supply chain initiatives. Our SG&A rate for the fiscal second quarter was also impacted by increased stock-based compensation expense, which increased our SG&A rate by approximately 0.4% of revenue compared with the same period of the prior fiscal year. Last year’s results included $39 million of pretax charges incurred during the second quarter of fiscal 2005 associated with asset impairments, a legal settlement and the outsourcing of IT services, which in the aggregate increased the SG&A rate of the second quarter of fiscal 2005 by approximately 0.7% of revenue.

•                  During the second quarter of fiscal 2006, we repurchased approximately 1.1 million shares of our common stock at an average price of $49.56 per share, or $54 million in the aggregate.

•                  On June 23, 2005, our Board of Directors approved a three-for-two stock split. Shareholders of record as of July 13, 2005, received one additional share for every two shares owned. The additional shares were distributed on August 3, 2005.

•                  Also on June 23, 2005, we announced an increase in our quarterly cash dividend to $0.08 per common share, beginning with the dividend payable on October 25, 2005, to shareholders of record as of the close of business on October 4, 2005.

•                  Hurricanes Katrina and Rita struck the Gulf Coast on August 29, 2005, and September 24, 2005, respectively. We have 42 stores and one distribution center that were affected by these storms. As of October 6, 2005, all the stores and the distribution center had re-opened. Additional information regarding the financial impact of these events is included in the Outlook section of Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in this Quarterly Report on Form 10-Q.

•                  See the Outlook section of Management's Discussion and Analysis of Financial Condition and Results of Operations, included in this Quarterly Report on Form 10-Q, for a discussion on our outlook for the remainder of fiscal 2006.

Results of Operations

Consolidated Performance Summary

The following table presents unaudited selected consolidated financial data ($ in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	August 27, 2005	August 28, 2004(1)	August 27, 2005	August 28, 2004(1)
Revenue	$6,702	$6,080	$12,820	$11,559
Revenue % change	10%	13%	11%	15%
Comparable store sales % gain(2)	3.5%	4.3%	3.9%	6.2%
Gross profit as % of revenue	25.5%	24.2%	25.5%	24.1%
SG&A as % of revenue	21.6%	20.2%	21.6%	20.4%
Operating income	$261	$242	$500	$426
Operating income as % of revenue	3.9%	4.0%	3.9%	3.7%
Net earnings	$188	$150	$358	$264
Diluted earnings per share	$0.37	$0.30	$0.71	$0.53

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

Net earnings were $188 million, or $0.37 per diluted share, for the second quarter of fiscal 2006, a 25% increase from $150 million, or $0.30 per diluted share, for the second quarter of fiscal 2005. For the first six months of fiscal 2006, net earnings were $358 million, or $0.71 per diluted share, compared with $264 million, or $0.53 per diluted share, for the same period one year ago. For the quarter, the increase in net earnings reflected an increase in revenue, including the addition of new stores in the past 12 months and a 3.5% comparable store sales gain, and an improvement in our gross profit rate of 1.3% of revenue. In addition, net earnings for the second quarter of fiscal 2006 benefited from a lower effective income tax rate and a $17 million increase in net interest income compared with the same quarter of the prior fiscal year. These factors were partially offset by an increase in our SG&A rate of 1.4% of revenue, which included the impact of early-adopting SFAS No. 123(R).

For the first six months of fiscal 2006, the increase in net earnings was due primarily to revenue growth, including the addition of new stores in the past 12 months and a comparable store sales gain of 3.9%, and an increase in our gross profit rate of 1.4% of revenue. Net earnings during the first six months of fiscal 2006 also benefited from a lower effective income tax rate and a $30 million increase in net interest income compared with the same period of the prior fiscal year. These factors were partially offset by an increase in our SG&A rate of 1.2% of revenue, which included the impact of early-adopting SFAS No. 123(R).

Revenue for the second quarter of fiscal 2006 increased 10% to $6.7 billion, compared with $6.1 billion for the second quarter of the prior fiscal year. For the first six months of fiscal 2006, revenue increased 11% to $12.8 billion, compared with $11.6 billion for the same period one year ago. The addition of new stores in the past 12 months accounted for nearly three-fifths of the revenue increase for both the fiscal second quarter and six-month period. The comparable store sales gain accounted for approximately one-third of the revenue increase for both the second quarter and first six months. The remainder of the increase in revenue for both the second quarter and first six months of fiscal 2006 was due to the favorable effect of fluctuations in foreign currency exchange rates. Based on our quarterly weighted average calculation, the value of the Canadian dollar increased 9% to $0.82 per U.S. dollar for the quarter ended August 27, 2005, up from $0.75 per U.S. dollar for the quarter ended August 28, 2004.

Revenue mix and comparable store sales by product group for the second quarter of fiscal 2006 were as follows:

	Revenue Mix Summary		Comparable Store Sales Summary
	Three Months Ended		Three Months Ended
	August 27, 2005	August 28, 2004	August 27, 2005	August 28, 2004
Consumer Electronics	41%	38%	11.4%	9.0%
Home-Office	36%	37%	(0.7)%	2.7%
Entertainment Software	16%	18%	(7.2)%	2.0%
Appliances	7%	7%	10.9%	(1.6)%
Total	100%	100%	3.5%	4.3%

Note: Certain prior-year amounts were reclassified to conform to the current presentation. These reclassifications had no effect on total revenue or total comparable store sales.

Our comparable store sales for the second quarter of fiscal 2006 increased 3.5% on top of a 4.3% comparable store sales gain for the second quarter of the prior fiscal year. For the first six months of fiscal 2006, our comparable stores sales increased 3.9% on top of a 6.2% comparable stores sales gain for the same period one year ago. We believe our comparable store sales performance reflected improved in-store execution and an increase in the average transaction. In addition, comparable store sales were driven by continued consumer demand for and the increased affordability of digital products, as declines in the average selling prices of these products have continued to drive strong unit volume growth. Improved assortments and higher in-stock levels in select digital product categories also drove comparable store sales increases. In the second quarter of fiscal 2006, we saw the largest comparable store sales gains in MP3 players, flat-panel televisions, notebook computers and digital imaging products. These strong-selling product categories more than offset comparable store sales declines in product categories such as analog televisions, desktop computers, DVDs, CDs and telephones.

Our gross profit rate for the second quarter of fiscal 2006 increased by 1.3% of revenue to 25.5% of revenue, compared with 24.2% of revenue for the second quarter of the prior fiscal year. For the second quarter of fiscal 2006, our Domestic segment’s gross profit rate increased by 1.4% of revenue and our International segment’s gross profit rate increased by 0.6% of revenue. For the first six months of fiscal 2006, our gross profit rate was 25.5% of revenue, compared with 24.1% of revenue for the same period one year ago. The improvement in our gross profit rate for the second quarter and first six months was due primarily to continued expansion of our computer service business, benefits from our pricing strategies and enhanced sourcing capabilities, and expanded private label merchandising.

Our SG&A rate for the second quarter of fiscal 2006 increased by 1.4% of revenue to 21.6% of revenue, compared with 20.2% of revenue for the second quarter of the prior fiscal year. For the second quarter of fiscal 2006, our Domestic segment’s SG&A rate increased by 1.6% of revenue and our International segment’s SG&A rate increased by 0.3% of revenue. For the first six months of fiscal 2006, our SG&A rate increased by 1.2% of revenue to 21.6% of revenue, compared with 20.4% for the same period one year ago. The increase in our SG&A rate for the second quarter and first six months was driven by operational costs associated with expanding our service business and operating more segmented stores; transformation costs for converting or opening additional segmented stores and reorganizing retail stores field leadership; and costs related to the development of new systems to support store operations and supply chain initiatives. Our SG&A rate was also impacted by increased stock-based compensation expense, which increased our SG&A rate for the second quarter and first six months of fiscal 2006 by approximately 0.4% of revenue and 0.5% of revenue, respectively, compared with the same periods of the prior fiscal year. Last year’s results included $39 million of pretax charges incurred during the second quarter of fiscal 2005 associated with asset impairments, a legal settlement and the outsourcing of IT services, which in the aggregate increased the SG&A rate for the second quarter and first six months of fiscal 2005 by approximately 0.7% of revenue and 0.3% of revenue, respectively.

Segment Performance Summary

Domestic

The following table presents unaudited selected financial data for the Domestic segment ($ in millions):

	Three Months Ended		Six Months Ended
	August 27, 2005	August 28, 2004(1)	August 27, 2005	August 28, 2004(1)
Revenue	$5,997	$5,506	$11,489	$10,486
Revenue % change	9%	12%	10%	14%
Comparable stores sales % gain(2)	3.8%	4.4%	4.1%	6.3%
Gross profit as % of revenue	25.7%	24.3%	25.7%	24.2%
SG&A as % of revenue	21.5%	19.9%	21.4%	20.1%
Operating income	$255	$239	$497	$430
Operating income as % of revenue	4.3%	4.3%	4.3%	4.1%

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

The following table presents Domestic comparable store sales percentage gains for the second quarter and first six months of the past two fiscal years:

	Three Months Ended		Six Months Ended
	August 27, 2005	August 28, 2004	August 27, 2005	August 28, 2004
U.S. Best Buy stores	3.8%	4.4%	4.2%	6.3%
Magnolia Audio Video stores	3.5%	6.8%	2.5%	5.0%
Total	3.8%	4.4%	4.1%	6.3%

The following table reconciles Domestic stores open at the beginning and end of the second quarter of fiscal 2006:

	Total Stores at Beginning of Second Quarter Fiscal 2006	Stores Opened	Stores Closed	Total Stores at End of Second Quarter Fiscal 2006
U.S. Best Buy stores	679	15	—	694
Magnolia Audio Video stores	20	—	—	20
Total	699	15	—	714

Note: During the second quarter of fiscal 2006, we remodeled 58 existing U.S. Best Buy stores, and relocated four U.S. Best Buy stores. No other U.S. Best Buy stores or Magnolia Audio Video stores were remodeled, relocated or expanded during the second quarter of fiscal 2006.

The following table reconciles Domestic stores open at the beginning and end of the second quarter of fiscal 2005:

	Total Stores at Beginning of Second Quarter Fiscal 2005	Stores Opened	Stores Closed	Total Stores at End of Second Quarter Fiscal 2005
U.S. Best Buy stores	619	9	—	628
Magnolia Audio Video stores	22	—	—	22
Total	641	9	—	650

Note: During the second quarter of fiscal 2005, we remodeled two existing U.S. Best Buy stores, and relocated one U.S. Best Buy store. No other U.S. Best Buy stores or Magnolia Audio Video stores were remodeled, relocated or expanded during the second quarter of fiscal 2005.

For the second quarter of fiscal 2006, our Domestic segment’s operating income was $255 million, or 4.3% of revenue, compared with $239 million, or 4.3% of revenue, for the second quarter of the prior fiscal year. For the first six months of fiscal 2006, our Domestic segment’s operating income increased to $497 million, or 4.3% of revenue, compared with $430 million, or 4.1% of revenue, for the same period one year ago. The Domestic segment’s operating income rate for the second quarter of fiscal 2006 reflected revenue gains, including the addition of new stores in the past 12 months and a 3.8% comparable store sales increase, and an increase in the gross profit rate of 1.4% of revenue. These benefits were offset by an increase in the SG&A rate of 1.6% of revenue. The increase in our Domestic segment’s operating income rate for the first six months of fiscal 2006 was due primarily to a combination of revenue gains, including the addition of new stores in the past 12 months and an increase in comparable store sales of 4.1%, and an increase in the gross profit rate of 1.5% of revenue compared with the same period of the prior fiscal year, partially offset by an increase in the SG&A rate of 1.3% of revenue.

Our Domestic segment’s revenue for the second quarter of fiscal 2006 increased 9% to $6.0 billion, compared with $5.5 billion for the second quarter of the prior fiscal year. For the first six months of fiscal 2006, our Domestic segment’s revenue increased 10% to $11.5 billion, compared with $10.5 billion for the same period one year ago. The addition of new stores in the past 12 months accounted for nearly three-fifths of the revenue increase for both the second quarter and first six months of fiscal 2006, while the comparable store sales gains accounted for the remainder of the revenue increase.

We believe our Domestic segment’s comparable store sales gain for the second quarter of fiscal 2006 reflected improved in-store execution and an increase in the average transaction. The products having the largest effect on our Domestic segment’s comparable store sales gain for the fiscal second quarter were MP3 players, flat-panel televisions, notebook computers and digital imaging products.

The Domestic segment’s consumer electronics product group posted a 13% comparable store sales gain for the second quarter of fiscal 2006, driven primarily by sales of MP3 players, flat-panel televisions and digital imaging products, as declines in the average selling prices of these products have continued to drive strong unit volume growth. A 10% comparable store sales gain in the Domestic segment’s appliances product group was driven primarily by comparable store sales growth in major appliances, reflecting the expansion of our improved appliance assortments and labor model to more stores, and strong air conditioner sales.

The Domestic segment’s entertainment software product group recorded a 7% comparable store sales decrease for the second quarter of fiscal 2006. The decline resulted primarily from weaker music and movie sales due to price competition from mass merchandisers and softness in the performance of new releases, partially offset by mid-single-digit growth in video gaming. The Domestic segment’s home-office product group reported a slight comparable store sales decline for the second quarter of fiscal 2006, driven by comparable store sales declines in desktop computers and telephones. The decline was partially offset by a low double-digit comparable store sales increase in notebook computers, reflecting expanded assortments and further customer interest in the benefits of portable technology.

Our Domestic segment’s gross profit rate for the second quarter of fiscal 2006 increased by 1.4% of revenue to 25.7% of revenue, compared with 24.3% of revenue for the second quarter of the prior fiscal year. For the first six months of fiscal 2006, our Domestic segment’s gross profit rate was 25.7% of revenue, compared with 24.2% of revenue for the same period one year ago. The improvement in our Domestic segment’s gross profit rate for the second quarter and first six months was due primarily to continued expansion of our computer service business, benefits from our pricing strategies and enhanced sourcing capabilities, and expanded private label merchandising.

Our Domestic segment’s SG&A rate for the second quarter of fiscal 2006 increased by 1.6% of revenue to 21.5% of revenue, compared with 19.9% of revenue for the second quarter of the prior fiscal year. For the first six months of fiscal 2006, our Domestic segment’s SG&A rate was 21.4% of revenue, compared with 20.1% of revenue for the same period one year ago. The increase in our Domestic segment’s SG&A rate for the second quarter and first six months was driven by operational costs associated with expanding our service business and operating more segmented stores; transformation costs for converting or opening additional segmented stores and reorganizing our retail stores field leadership; and costs related to the development of new systems to support our store operations and supply chain initiatives. Our Domestic segment’s SG&A rate was also impacted by increased stock-based compensation expense, which increased the SG&A rate for our Domestic segment by approximately 0.5% of revenue for both the second quarter and first six months of fiscal 2006, compared with the same periods of the prior fiscal year. Last year’s results included $39 million of pretax charges incurred during the second quarter of fiscal 2005 associated with asset impairments, a legal settlement and the outsourcing of IT services, which increased the SG&A rate for our Domestic segment for the second quarter and first six months of fiscal 2005 by approximately 0.7% of revenue and 0.4% of revenue, respectively.

International

The following table presents unaudited selected financial data for the International segment ($ in millions):

	Three Months Ended		Six Months Ended
	August 27, 2005	August 28, 2004(1)	August 27, 2005	August 28, 2004(1)
Revenue	$705	$574	$1,331	$1,073
Revenue % change	23%	18%	24%	22%
Comparable stores sales % gain(2)	0.9%	3.0%	1.9%	5.0%
Gross profit as % of revenue	23.9%	23.3%	23.7%	22.9%
SG&A as % of revenue	23.1%	22.8%	23.5%	23.3%
Operating income (loss)	$6	$3	$3	$(4)
Operating income (loss) as % of revenue	0.8%	0.5%	0.2%	(0.3)%

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

The following table reconciles International stores open at the beginning and end of the second quarter of fiscal 2006:

	Total Stores at Beginning of Second Quarter Fiscal 2006	Stores Opened	Stores Closed	Total Stores at End of Second Quarter Fiscal 2006
Future Shop stores	115	1	—	116
Canadian Best Buy stores	32	2	—	34
Total	147	3	—	150

Note: During the second quarter of fiscal 2006, one Future Shop store was remodeled and one Future shop store was relocated. No other stores in the International segment were remodeled, relocated or expanded during the second quarter of fiscal 2006.

The following table reconciles International stores open at the beginning and end of the second quarter of fiscal 2005:

	Total Stores at Beginning of Second Quarter Fiscal 2005	Stores Opened	Stores Closed	Total Stores at End of Second Quarter Fiscal 2005
Future Shop stores	109	—	—	109
Canadian Best Buy stores	19	3	—	22
Total	128	3	—	131

Note: During the second quarter of fiscal 2005, three Future Shop stores were relocated. No other stores in the International segment were remodeled, relocated or expanded during the second quarter of fiscal 2005.

For the second quarter of fiscal 2006, our International segment’s operating income was $6 million, or 0.8% of revenue, compared with $3 million, or 0.5% of revenue, for the second quarter of the prior fiscal year. For the first six months of fiscal 2006, our International segment’s operating income increased to $3 million, or 0.2% of revenue, compared with an operating loss of $4 million, or negative 0.3% of revenue, for the same period one year ago. The improvement in our International segment’s operating results for the second quarter of fiscal 2006 reflected revenue gains, including the addition of new stores in the past 12 months and a 0.9% comparable store sales increase, and an increase in the gross profit rate of 0.6% of revenue, partially offset by an increase in the SG&A rate of 0.3% of revenue. For the first six months of fiscal 2006, our International segment’s operating results benefited from the impact of revenue gains, including the addition of new stores in the past 12 months and a 1.9% comparable store sales increase, and an increase in the gross profit rate of 0.8% of revenue, partially offset by an increase in the SG&A rate of 0.2% of revenue.

Our International segment’s revenue for the second quarter of fiscal 2006 increased 23% to $705 million, compared with $574 million for the second quarter of fiscal 2005. For the first six months of fiscal 2006, our International segment’s revenue increased 24% to $1.3 billion, compared with $1.1 billion for the same period one year ago. Excluding the favorable effect of fluctuations in foreign currency exchange rates, International segment revenue would have increased 13% for the second quarter of fiscal 2006, compared with the same period one year ago. For the second quarter of fiscal 2006, the addition of new stores in the past 12 months accounted for more than nine-tenths of the revenue increase, excluding the impact of fluctuations in foreign currency exchange rates. The remainder of the fiscal second-quarter revenue increase, excluding the impact of fluctuations in foreign currency exchange rates, was due to the 0.9% comparable store sales gain. For the first six months of fiscal 2006, excluding the impact of fluctuations in foreign currency exchange rates, new store openings accounted for over four-fifths of the revenue increase, while the remainder of the increase was due to the 1.9% comparable store sales gain.

For the second quarter of fiscal 2006, our International segment reported a 28% comparable store sales gain in the appliances product group, driven by strong air conditioner sales, and a 2% comparable store sales gain in the consumer electronics product group. These comparable store sales gains were partially offset by comparable store sales declines in the home-office and entertainment software product groups of 2% and 3%, respectively.

Our International segment’s gross profit rate for the second quarter of fiscal 2006 increased by 0.6% of revenue to 23.9% of revenue, compared with 23.3% of revenue for the second quarter of the prior fiscal year. For the first six months of fiscal 2006, our International segment’s gross profit rate was 23.7% of revenue, up from 22.9% of revenue for the same period one year ago. The improvement in our International segment’s gross profit rate for the fiscal second quarter was due primarily to a more profitable revenue mix, an increase in sales of higher-margin extended service contracts and increased vendor funding. The improvement in our International segment’s gross profit rate for the first six months of fiscal 2006 was due to the same factors as in the fiscal second quarter, as well as reduced markdowns due to improved product model transitions.

Our International segment’s SG&A rate for the second quarter of fiscal 2006 increased by 0.3% of revenue to 23.1% of revenue, compared with 22.8% of revenue for the second quarter of the prior fiscal year. For the first six months of fiscal 2006, our International segment’s SG&A rate was 23.5% of revenue, compared with 23.3% of revenue for the same period one year ago. The increase in our International segment’s SG&A rate for both the second quarter and first six months of fiscal 2006 was due primarily to increased stock-based compensation expense, which increased the SG&A rate for our International segment by approximately 0.2% of revenue for both the second quarter and first six months of fiscal 2006, compared with the same periods of the prior fiscal year. Our International segment’s SG&A rate was also impacted by costs incurred to refresh and standardize our Future Shop stores and brand image across all customer contact points, as well as incremental costs incurred to roll out Canadian Best Buy stores in Quebec. These factors were partially offset by expense leverage resulting from the larger store base and a reduction in advertising expense as a percentage of revenue.

Consolidated

Net Interest Income

Net interest income for the second quarter and first six months of fiscal 2006 was $18 million and $31 million, respectively, compared with net interest income of $1 million for both the second quarter and first six months of fiscal 2005. For both the second quarter and first six months, the change in net interest income was due primarily to higher yields on short-term investments, higher average investment balances and a $4 million dividend on our investment in Golf Galaxy, Inc.

Effective Income Tax Rate

Our effective income tax rate for the second quarter and first six months of fiscal 2006 decreased to 32.7% and 32.6%, respectively, down from 38.1% for the corresponding periods of fiscal 2005. The decrease in our effective income tax rate was due primarily to the resolution and clarification of certain federal and state income tax matters, higher levels of tax-exempt interest income and permanent benefits associated with our International operations.

Liquidity and Capital Resources

Summary

We ended the second quarter of fiscal 2006 with $2.8 billion of cash and cash equivalents and short-term investments, compared with $3.3 billion at the end of fiscal 2005 and $2.0 billion at the end of the second quarter of fiscal 2005. As of August 27, 2005, we had short-term and long-term investments, comprised of municipal and United States government debt securities, totaling $2.1 billion. See Note 8, Investments in Debt Securities, of the Notes to Consolidated Condensed Financial Statements in this Quarterly Report on Form 10-Q, for a summary of our investments in debt securities as of August 27, 2005.

Our current ratio, calculated as current assets divided by current liabilities, was 1.52 at the end of the second quarter of fiscal 2006, compared with 1.39 at the end of fiscal 2005 and 1.30 at the end of the second quarter of fiscal 2005.

Our debt-to-capitalization ratio, which represents the ratio of total debt, including the current portion of long-term debt, to total capitalization (total debt plus shareholders’ equity), improved to 10% at the end of the second quarter of fiscal 2006, down from 12% at both the end of fiscal 2005 and the end of the second quarter of fiscal 2005. The improvement in our debt-to-capitalization ratio from the end of fiscal 2005 was due primarily to the repayment in May 2005 of the $54 million outstanding balance related to our master lease program. We view our debt-to-capitalization ratio as an important indicator of our credit worthiness. Our adjusted debt-to-capitalization ratio, including capitalized operating lease obligations (rental expense for all operating leases multiplied by eight), was 50% at the end of the second quarter of fiscal 2006, compared with 51% at the end of fiscal 2005, and 55% at the end of the second quarter of fiscal 2005.

Our adjusted debt-to-capitalization ratio, including capitalized operating lease obligations, is considered a non-GAAP financial measure and is not in accordance with, or preferable to, the ratio determined in accordance with accounting principles generally accepted in the United States (GAAP). However, we have included this information as we believe that our adjusted debt-to-capitalization ratio, including capitalized operating lease obligations, is important for understanding our operations and provides meaningful additional information about our ability to service our long-term debt and other fixed obligations, and to fund our future growth. In addition, we believe our adjusted debt-to-capitalization ratio, including capitalized operating lease obligations, is relevant because it enables investors to compare our indebtedness to retailers who own, rather than lease, their stores. Our decision to own or lease real estate is based on an assessment of our financial liquidity, our capital structure, our desire to own or to lease the location, the owner’s desire to own or to lease the location and the alternative that results in the highest return to our shareholders.

The most directly comparable GAAP financial measure to our adjusted debt-to-capitalization ratio, including capitalized operating lease obligations, is our debt-to-capitalization ratio. Our debt-to-capitalization ratio excludes capitalized operating lease obligations in both the numerator and the denominator of the calculation in the table below.

The following table presents a reconciliation of the numerator and denominator used in the calculation of our adjusted debt-to-capitalization ratio, including capitalized operating lease obligations ($ in millions):

	August 27, 2005	February 26, 2005	August 28, 2004
Numerator:
Debt (including current portion)	$552	$600	$489
Capitalized operating lease obligations (8 times rental expense)	4,273	4,007	3,927
Total debt (including capitalized operating lease obligations)	$4,825	$4,607	$4,416

Denominator:
Debt (including current portion)	$552	$600	$489
Capitalized operating lease obligations (8 times rental expense)	4,273	4,007	3,927
Total shareholders’ equity	4,823	4,449	3,601
Adjusted capitalization	$9,648	$9,056	$8,017

Debt-to-capitalization ratio	10%	12%	12%
Adjusted debt-to-capitalization ratio (including capitalized operating lease obligations)	50%	51%	55%

Our liquidity is affected by restricted cash balances that are pledged as collateral or restricted to use for general liability insurance, workers’ compensation insurance and warranty programs. Restricted cash balances, which are included in other current assets, totaled $146 million, $158 million and $132 million as of August 27, 2005; February 26, 2005; and August 28, 2004, respectively.

Cash Flows

The following table summarizes our cash flows for the first six months of the past two fiscal years ($ in millions):

	Six Months Ended
	August 27, 2005	August 28, 2004
Total cash (used in) provided by:
Operating activities	$(197)	$171
Investing activities	662	683
Financing activities	(149)	(445)
Effect of exchange rate changes on cash	12	2
Increase in cash and cash equivalents	$328	$411

Note: See consolidated statements of cash flows included in Item 1, Consolidated Financial Statements, of this Quarterly Report on Form 10-Q for additional information.

Cash used in operating activities for the first six months of fiscal 2006 totaled $197 million, compared with $171 million provided by operating activities for the first six months of fiscal 2005. The change was due primarily to an increase in cash used by changes in operating assets and liabilities, and was partially offset by an increase in net earnings. Net earnings were $358 million for the first six months of fiscal 2006, an increase from $264 million for the first six months of fiscal 2005. The changes in operating assets and liabilities were due substantially to changes in accounts payable and income taxes. The decrease in accounts payable was due mostly to the timing of vendor payments. The decrease in income taxes resulted mainly from a lower effective income tax rate and the timing of estimated income tax payments.

Cash provided by investing activities for the first six months of fiscal 2006 was $662 million, compared with $683 million for the first six months of fiscal 2005. The change was due primarily to reduced net sales of investments and higher capital expenditures. The increase in capital expenditures was due to increased investments in our stores, including new store openings and costs associated with converting stores to the customer centricity model.

Cash used in financing activities was $149 million for the first six months of fiscal 2006, compared with $445 million for the first six months of fiscal 2005. The change was primarily the result of a decrease in long-term debt payments and increased proceeds from the issuance of common stock in connection with our stock-based compensation programs, including the shares purchased under our employee stock purchase plan, partially offset by an increase in repurchases of our common stock. The decrease in long-term debt payments was primarily a result of the June 2004 redemption of $355 million of our convertible debentures due in 2021, partially offset by the May 2005 repayment of the $54 million outstanding balance related to our master lease program. During the first six months of fiscal 2006, we repurchased $262 million of our common stock, compared with $150 million during the first six months of fiscal 2005.

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

We have a $200 million revolving credit facility scheduled to mature in December 2009. We also have inventory financing programs totaling $225 million through which certain vendors receive payments from a designated finance company on invoices we owe them. We have a $21 million unsecured revolving demand facility related to our International segment operations, of which $17 million is available from February through July and $21 million is available from August through January of each year.

Our credit ratings and outlook as of October 6, 2005, are summarized below and are consistent with the ratings and outlook reported in our Annual Report on Form 10-K for the fiscal year ended February 26, 2005:

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

Debt and Capital

In the first six months of fiscal 2006, we repaid $54 million of debt related to our master lease program. Other than this repayment, the amount of debt outstanding as of August 27, 2005, was essentially unchanged from the end of fiscal 2005. See our Annual Report on Form 10-K for the fiscal year ended February 26, 2005, for additional information regarding our debt and capital.

Off-Balance-Sheet Arrangements and Contractual Obligations

Our liquidity is not dependent on the use of off-balance sheet financing arrangements other than in connection with our operating leases.

Other than the repayment of our master lease program in May 2005, there has been no material change in our contractual obligations other than in the ordinary course of business since the end of fiscal 2005. See our Annual Report on Form 10-K for the fiscal year ended February 26, 2005, for additional information regarding our off-balance-sheet arrangements and contractual obligations.

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

Our outlook for the remainder of fiscal 2006 is based on information presently available and contains certain assumptions regarding macroeconomic conditions. At this time, accurately predicting the effect that rising energy prices, reduced consumer confidence and the recent hurricanes will have on consumer spending is difficult. Differences in actual economic conditions compared with our assumptions could have a material impact on our fiscal 2006 results.

We continue to project earnings from continuing operations for fiscal 2006 to be in the range of $2.07 to $2.17 per diluted share. Our guidance assumes anticipated revenue of approximately $30 billion for the fiscal year, driven by the addition of new stores and a comparable store sales gain for the fiscal year of approximately 4%. We also expect improvement in our operating income rate compared with fiscal 2005, driven primarily by continued expansion of our computer service business, benefits from our pricing strategies and enhanced sourcing capabilities, and expanded private label merchandising.

For our fiscal third quarter, we are projecting net earnings in the range of $0.28 to $0.32 per diluted share. Our guidance for the third quarter of fiscal 2006 is based on an anticipated comparable store sales gain of 3% to 5%, as well as a modest improvement in our operating income rate driven by gross profit rate gains.

This guidance excludes the direct effect of events resulting from hurricanes Katrina and Rita as it is too early to determine the ultimate financial impact. However, our preliminary estimates indicate that third-quarter and fiscal year 2006 diluted earnings per share will be reduced by approximately $0.02 due to the financial support we provided to our employees and communities that were affected by the hurricanes, as well as property damage and business interruption losses.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our debt is not subject to material interest-rate volatility risk. The rates on a substantial portion of our debt may be reset, but not more than one percentage point higher than the current rates. If the rates on the debt were to be reset one percentage point higher, our annual interest expense would increase by approximately $4 million. We do not currently manage our debt interest-rate volatility risk through the use of derivative instruments.

We have market risk arising from changes in foreign currency exchange rates related to our operations in Canada. We do not currently manage our foreign currency exchange rate risk through the use of derivative instruments. A 10% adverse change in the foreign currency exchange rate would not have a significant impact on our results of operations or financial position.

Changes in the overall level of interest rates affect interest income generated from our short-term and long-term investments in debt securities. If overall interest rates were one percentage point lower than current rates, our annual interest income would decline by approximately $22 million based on our short-term and long-term investments as of August 27, 2005.  We do not currently manage our investment interest-rate volatility risk through the use of derivative instruments.

ITEM 4. CONTROLS AND PROCEDURES

Our management, including the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer), evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act, as of August 27, 2005. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in internal control over financial reporting during the fiscal quarter ended August 27, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in various legal proceedings arising in the normal course of conducting business. We believe the amounts provided in our consolidated financial statements, as prescribed by accounting principals generally accepted in the United States, are adequate in light of the probable and estimable liabilities. The resolution of those proceedings is not expected to have a material effect on our results of operations or financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In April 2005, our Board of Directors authorized the purchase of up to $1.5 billion of our common stock. The $1.5 billion share repurchase program, which became effective on April 27, 2005, terminated and replaced a $500 million share repurchase program authorized by our Board of Directors in June 2004. During the second quarter of fiscal 2006, we purchased and retired 1,097,424 shares at a cost of $54 million pursuant to the $1.5 billion share repurchase program.

We consider several factors in determining when to make share repurchases including, among other things, our cash needs and the market price of our stock. We expect that cash provided by future operating activities, as well as available cash and cash equivalents and short-term investments, will be the sources of funding for our share repurchase program.

The following table presents the total number of shares purchased during the second quarter of fiscal 2006, the average price paid per share, the number of shares that were purchased as part of a publicly announced repurchase program, and the approximate dollar value of shares that may yet be purchased pursuant to the $1.5 billion share repurchase program as of August 27, 2005:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
May 29, 2005, through July 2, 2005	—	$—	—	$1,354,000,000
July 3, 2005, through July 30, 2005	54,402	49.75	54,402	1,352,000,000
July 31, 2005, through August 27, 2005	1,043,022	49.55	1,043,022	1,300,000,000
Total Fiscal 2006 Second Quarter	1,097,424	$49.56	1,097,424	$1,300,000,000

(1)             Pursuant to a $1.5 billion share repurchase program announced on April 27, 2005. There is no expiration date governing the period over which we can make our share repurchases under the $1.5 billion share repurchase program.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Regular Meeting of the Shareholders was held on June 23, 2005.

a.                                       The individuals named below were elected as Class 2 directors, each to serve for a term of two years. Shares voted were as follows:

Ronald James
Shares For	293,800,896
Shares Withheld	14,568,157

Elliot S. Kaplan
Shares For	292,135,925
Shares Withheld	16,233,128

Matthew H. Paull
Shares For	293,650,825
Shares Withheld	14,718,229

Richard M. Schulze
Shares For	298,781,220
Shares Withheld	9,587,834

Mary A. Tolan
Shares For	302,553,208
Shares Withheld	5,815,845

Hatim A. Tyabji
Shares For	302,788,944
Shares Withheld	5,580,110

b.                                    The appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year beginning February 27, 2005, was ratified.  There were 305,722,769 votes for, and 939,189 votes against, ratification.  There were 1,707,096 abstentions.

ITEM 6.  EXHIBITS

a.               Exhibits:

10.1 1997 Employee Non-Qualified Stock Option Plan, 2005 Amendment and Restatement, effective as of August 1, 2005

10.2 2000 Restricted Stock Award Plan, 2005 Amendment and Restatement, effective as of August 1, 2005

31.1 Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEST BUY CO., INC.
(Registrant)

Date: October 6, 2005	By:	/s/ Darren R. Jackson
Darren R. Jackson
Executive Vice President — Finance and Chief Financial Officer (principal financial and accounting officer)