Form 10-Q
period 2005-11-26
BEST BUY CO INC
filed 2006-01-05
CIK 764478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 26, 2005

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, $.10 Par Value — 489,926,000 shares outstanding as of November 26, 2005.

BEST BUY CO., INC.

FORM 10-Q FOR THE QUARTER ENDED NOVEMBER 26, 2005

INDEX

Part I —	Financial Information		3

	Item 1.	Consolidated Financial Statements (unaudited):	3

	a)	Consolidated condensed balance sheets as of November 26, 2005; February 26, 2005; and November 27, 2004	3

	b)	Consolidated statements of earnings for the three and nine months ended November 26, 2005, and November 27, 2004	5

	c)	Consolidated statement of changes in shareholders’ equity for the nine months ended November 26, 2005	6

	d)	Consolidated statements of cash flows for the nine months ended November 26, 2005, and November 27, 2004	7

	e)	Notes to consolidated condensed financial statements	8

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39

	Item 4.	Controls and Procedures	39

Part II —	Other Information		39

	Item 1.	Legal Proceedings	39

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40

	Item 6.	Exhibits	40

Signatures			41

PART I —             FINANCIAL INFORMATION

ITEM 1.                  CONSOLIDATED FINANCIAL STATEMENTS

BEST BUY CO., INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

ASSETS

($ in millions, except per share amounts)

(Unaudited)

	November 26, 2005	February 26, 2005	November 27, 2004
CURRENT ASSETS
Cash and cash equivalents	$812	$354	$495
Short-term investments	2,285	2,994	2,018
Receivables	883	375	742
Merchandise inventories	5,314	2,851	4,826
Other current assets	400	329	251
Total current assets	9,694	6,903	8,332

PROPERTY AND EQUIPMENT
Property and equipment	4,658	4,192	3,910
Less accumulated depreciation	2,021	1,728	1,591
Net property and equipment	2,637	2,464	2,319

GOODWILL	546	513	540

OTHER INTANGIBLE ASSETS	46	40	42

LONG-TERM INVESTMENTS	114	148	141

OTHER ASSETS	205	226	248

TOTAL ASSETS	$13,242	$10,294	$11,622

NOTE:  The consolidated balance sheet as of February 26, 2005, has been condensed from the audited financial statements.

See Notes to Consolidated Condensed Financial Statements.

BEST BUY CO., INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

($ in millions, except per share amounts)

(Unaudited)

	November 26, 2005	February 26, 2005	November 27 2004
CURRENT LIABILITIES
Accounts payable	$5,325	$2,824	$5,008
Unredeemed gift card liabilities	374	410	316
Accrued compensation and related expenses	254	234	220
Accrued liabilities	1,157	844	998
Accrued income taxes	328	575	342
Current portion of long-term debt	17	72	8
Total current liabilities	7,455	4,959	6,892

LONG-TERM LIABILITIES	377	358	292

LONG-TERM DEBT	554	528	478

SHAREHOLDERS’ EQUITY
Preferred stock, $1.00 par value: Authorized — 400,000 shares; Issued and outstanding — none	—	—	—
Common stock, $.10 par value: Authorized — 1.5 billion shares; Issued and outstanding — 489,926,000, 492,513,000 and 492,112,000 shares, respectively	49	49	49
Additional paid-in capital	877	936	929
Retained earnings	3,699	3,315	2,780
Accumulated other comprehensive income	231	149	202
Total shareholders’ equity	4,856	4,449	3,960

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$13,242	$10,294	$11,622

NOTE:  The consolidated balance sheet as of February 26, 2005, has been condensed from the audited financial statements.

See Notes to Consolidated Condensed Financial Statements.

BEST BUY CO., INC.

CONSOLIDATED STATEMENTS OF EARNINGS

($ in millions, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	November 26, 2005	November 27, 2004	November 26, 2005	November 27, 2004
Revenue	$7,335	$6,647	$20,155	$18,206
Cost of goods sold	5,547	5,104	15,098	13,882
Gross profit	1,788	1,543	5,057	4,324
Selling, general and administrative expenses	1,599	1,310	4,368	3,665
Operating income	189	233	689	659
Net interest income	14	6	45	7

Earnings before income tax expense	203	239	734	666
Income tax expense	65	91	238	254

Net earnings	$138	$148	$496	$412

Basic earnings per share	$0.28	$0.30	$1.01	$0.85
Diluted earnings per share	$0.28	$0.30	$0.99	$0.83

Dividends declared per common share	$0.08	$0.07	$0.23	$0.21

Basic weighted average common shares outstanding (in millions)	491.1	488.9	491.2	487.7

Diluted weighted average common shares outstanding (in millions)	507.2	506.6	507.4	505.5

See Notes to Consolidated Condensed Financial Statements.

BEST BUY CO., INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED NOVEMBER 26, 2005

($ and shares in millions)

(Unaudited)

	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balances at February 26, 2005	493	$49	$936	$3,315	$149	$4,449

Net earnings, nine months ended November 26, 2005	—	—	—	496	—	496
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	74	74
Other, net of tax	—	—	—	—	8	8
Total comprehensive income						578

Stock-based compensation	—	—	94	—	—	94
Stock options exercised	7	1	194	—	—	195
Issuance of common stock under employee stock purchase plan	1	—	33	—	—	33
Tax benefits from stock option exercises	—	—	53	—	—	53
Repurchase of common stock	(11)	(1)	(433)	—	—	(434)
Common stock dividends, $0.23 per share	—	—	—	(112)	—	(112)
Balances at November 26, 2005	490	$49	$877	$3,699	$231	$4,856

See Notes to Consolidated Condensed Financial Statements.

BEST BUY CO., INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)

(Unaudited)

	Nine Months Ended
	November 26, 2005	November 27, 2004
OPERATING ACTIVITIES
Net earnings	$496	$412
Adjustments to reconcile net earnings to total cash provided by operating activities:
Depreciation	333	331
Stock-based compensation	94	12
Deferred income taxes	(54)	(15)
Excess tax benefits from stock-based compensation	(24)	—
Other	12	10

Changes in operating assets and liabilities:
Receivables	(505)	(396)
Merchandise inventories	(2,443)	(2,171)
Other assets	(10)	(70)
Accounts payable	2,487	2,483
Other liabilities	218	193
Accrued income taxes	(193)	(9)
Total cash provided by operating activities	411	780

INVESTING ACTIVITIES
Additions to property and equipment	(497)	(352)
Purchases of available-for-sale securities	(1,589)	(2,117)
Sales of available-for-sale securities	2,328	2,313
Proceeds from property dispositions	42	—
Changes in restricted assets	18	(43)
Other, net	18	(9)
Total cash provided by (used in) investing activities	320	(208)

FINANCING ACTIVITIES
Repurchase of common stock	(434)	(174)
Issuance of common stock	228	229
Dividends paid	(112)	(100)
Long-term debt payments	(68)	(365)
Excess tax benefits from stock-based compensation	24	—
Proceeds from issuance of long-term debt	5	—
Other, net	72	67
Total cash used in financing activities	(285)	(343)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	12	21

INCREASE IN CASH AND CASH EQUIVALENTS	458	250

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	354	245

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$812	$495

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

We reclassified certain prior-year amounts as described in Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended February 26, 2005. In addition, during the first quarter of fiscal 2006, we reclassified changes in restricted assets in our consolidated statements of cash flows from operating activities to investing activities; and during the third quarter of fiscal 2006, we reclassified variable rate demand notes from cash and cash equivalents to short-term investments. Prior-year amounts were reclassified to conform to the current-year presentation. These reclassifications had no effect on previously reported operating income or net earnings.

On June 23, 2005, our Board of Directors approved a three-for-two stock split. Shareholders of record as of July 13, 2005, received one additional share for every two shares owned. The additional shares were distributed on August 3, 2005. All share and per share information herein reflects this stock split.

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

•    Charitable contributions;

•    Outside service fees;

•    Long-lived asset impairment charges; and

•    Other administrative costs, such as credit card service fees, supplies, and travel and lodging.

Vendor allowances included in SG&A were approximately $32 million and $56 million for the three months ended November 26, 2005, and November 27, 2004, respectively; and $87 million and $111 million for the nine months ended November 26, 2005, and November 27, 2004, respectively.

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

3.        Gift Cards:

We sell gift cards to our customers in our retail stores and through our Web sites. Our gift cards do not have an expiration date.

We recognize income from gift cards when: (i) the gift card is redeemed by the customer; or (ii) the likelihood of the gift card being redeemed by the customer is remote (gift card breakage) and we determine that we do not have a legal obligation to remit the unredeemed gift cards to the relevant jurisdictions. We determine the gift card breakage rate based upon historical redemption patterns. We apply the gift card breakage rate 24 months after the gift card sale date when, based on historical information, we determine the likelihood of redemption becomes remote. Gift card breakage income is included in revenue in the consolidated statements of earnings.

During the third quarter of fiscal 2006, based on the resolution of certain legal matters associated with gift card liabilities, we recognized $29 million in pre-tax income ($0.04 per diluted share) related to our initial recognition of gift card breakage.

4.        Net Interest Income:

Net interest income was comprised of the following ($ in millions):

	Three Months Ended		Nine Months Ended
	November 26, 2005	November 27, 2004	November 26, 2005	November 27, 2004
Interest expense	$(7)	$(4)	$(22)	$(17)
Interest income	21	10	63	24
Dividend income	—	—	4	—
Net interest income	$14	$6	$45	$7

5.        Earnings per Share:

The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings per share ($ and shares in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	November 26, 2005	November 27, 2004	November 26, 2005	November 27, 2004
Numerator:
Net earnings, basic	$138	$148	$496	$412
Adjustment for assumed dilution:
Interest on convertible debentures due in 2022, net of tax	2	2	5	5
Net earnings, diluted	$140	$150	$501	$417

Denominator:
Weighted average common shares outstanding	491.1	488.9	491.2	487.7
Effect of potentially dilutive securities:
Shares from assumed conversion of convertible debentures due in 2022	8.8	8.8	8.8	8.8
Non-qualified stock options and other	7.3	8.9	7.4	9.0
Weighted average common shares outstanding, assuming dilution	507.2	506.6	507.4	505.5

Basic earnings per share	$0.28	$0.30	$1.01	$0.85
Diluted earnings per share	$0.28	$0.30	$0.99	$0.83

Potentially dilutive securities include non-qualified stock options, nonvested share awards, shares issuable under our employee stock purchase plan (ESPP), as well as common shares that would have resulted from the assumed conversion of our convertible debentures. Since the potentially dilutive shares related to the convertible debentures are included in the earnings per share calculation, the related interest, net of tax, is added back to net earnings because the interest would not have been paid if the convertible debentures were converted to common stock.

The computation of average dilutive shares outstanding excluded options to purchase 5.0 million and 4.3 million shares of common stock for the three months ended November 26, 2005, and November 27, 2004, respectively; and 5.0 million and 9.7 million shares of common stock for the nine months ended November 26, 2005, and November 27, 2004, respectively. These amounts were excluded as the options’ exercise prices were greater than the average market price of our common stock for the periods presented and, therefore, the effect would be antidilutive (i.e., including such options would result in higher earnings per share).

6.        Stock-Based Compensation:

We have a stock-based compensation plan, which includes non-qualified stock options and nonvested share awards, and an ESPP. Our outstanding non-qualified stock options have a ten-year term. Outstanding non-qualified stock options issued to employees generally vest over a four-year period, and outstanding non-qualified stock options issued to directors vest immediately upon grant. Nonvested share awards vest based either on established goals or upon continued employment (time-based). Outstanding, nonvested share awards that are not time-based vest at the end of a three-year incentive period based either upon our total shareholder return (TSR) compared with the TSR of companies that comprise the Standard & Poor’s 500 Index (market-based), or upon the achievement of company or personal performance goals (performance-based). Time-based share awards vest over a period of at least three years, during which no more than 25% may vest at the time of the award, and no more than 25% may vest on each anniversary date thereafter. Our ESPP permits employees to purchase stock at 85% of the market price of our common stock at the beginning or at the end of the semi-annual purchase period, whichever is less. Stock-based compensation expense associated with our performance-based and time-based share awards is not significant.

Prior to February 27, 2005, we applied Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for these plans. Prior to fiscal 2006, no stock-based compensation expense was recognized in our statements of earnings for non-qualified stock options, as the exercise price was equal to the market price of our stock on the date of grant. In addition, we did not recognize any stock-based compensation expense for our ESPP as it was intended to be a plan that qualifies under Section 423 of the Internal Revenue Code of 1986, as amended. However, we did recognize stock-based compensation expense for nonvested share awards, as discussed in Note 5, Shareholders’ Equity, of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended February 26, 2005.

On February 27, 2005, we early-adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (123(R)), requiring us to recognize expense related to the fair value of our stock-based compensation awards. We elected the modified prospective transition method as permitted by SFAS No.123(R). Under this transition method, stock-based compensation expense for the three and nine months ended November 26, 2005, includes: (i) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of February 26, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation; and (ii) compensation expense for all stock-based compensation awards granted subsequent to February 26, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). We recognize compensation expense on a straight-line basis over the requisite service period of the award (or to an employee’s eligible retirement date, if earlier). Total stock-based compensation expense included in our statements of earnings for the three months ended November 26, 2005, and November 27, 2004, was $31 million ($21 million, after tax) and $8 million ($5 million, after tax), respectively; and for the nine months ended November 26, 2005, and November 27, 2004, was $94 million ($62 million, after tax) and $12 million ($8 million, after tax), respectively. In accordance with the modified prospective transition method of SFAS No. 123(R), financial results for prior periods have not been restated.

Prior to the adoption of SFAS No. 123(R), we reported all tax benefits resulting from the exercise of non-qualified stock options as operating cash flows in our consolidated statements of cash flows. In accordance with SFAS No. 123(R), we revised our current year statement of cash flows presentation to report the excess tax benefits from the exercise of non-qualified stock options as financing cash flows. For the nine months ended November 26, 2005, $24 million of excess tax benefits were reported as financing cash flows rather than operating cash flows.

In November 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. FSP No. FAS 123(R)-3 provides an alternative method of calculating the excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R). The calculation of excess tax benefits reported as an operating cash outflow and a financing inflow in the Statement of Cash Flows required by FSP No. FAS 123(R)-3 differs from that required by SFAS No. 123(R).  We have until November 2006 to make a one-time election to adopt the transition method described in FSP No. FAS 123(R)-3. We are currently evaluating FSP No. FAS 123(R)-3; however, the one-time election is not expected to affect operating income or net earnings.

The following table illustrates the effect on net earnings and earnings per share as if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation during the three- and nine-month periods ended November 27, 2004 ($ in millions):

	Three Months Ended November 27, 2004	Nine Months Ended November 27, 2004
Net earnings, as reported	$148	$412
Add: Stock-based compensation expense included in reported net earnings, after tax (1)	5	8
Deduct: Stock-based compensation expense determined under fair value method for all awards, after tax(2)	(28)	(76)
Net earnings, pro forma	$125	$344

Earnings per share:
Basic – as reported	$0.30	$0.85
Basic – pro forma	$0.25	$0.70
Diluted – as reported	$0.30	$0.83
Diluted – pro forma	$0.25	$0.70

1       Amount represents the after tax compensation expense for vested share awards.

2       For purposes of this pro forma disclosure, the value of the stock-based compensation was amortized to expense on a straight-line basis over the period it is vested or earned. Forfeitures were estimated based on historical experience.

Non-Qualified Stock Options

The following table summarizes the non-qualified stock option transactions for the nine months ended November 26, 2005:

	Non-Qualified Stock Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on February 26, 2005	37,752,000	$28.43
Granted	5,679,000	46.04
Exercised	(7,546,000)	26.19
Forfeited/Canceled	(1,018,000)	32.98

Outstanding on November 26, 2005	34,867,000	$31.66	6.77	$662,000,000

Exercisable on November 26, 2005	20,597,000	$26.75	5.42	$492,000,000

The weighted-average grant-date fair value of non-qualified stock options granted during the three months ended November 26, 2005, and November 27, 2004, was $18.85 and $14.20, respectively, per share. The weighted-average grant date fair value of non-qualified stock options granted during the nine months ended November 26, 2005, and November 27, 2004, was $18.53 and $14.17, respectively, per share. The aggregate intrinsic value of options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) exercised during the three months ended November 26, 2005, and November 27, 2004, was $16 million and $103 million, respectively; and during the nine months ended November 26, 2005, and November 27, 2004, was $145 million and $142 million, respectively. As of November 26, 2005, there was $200 million of unrecognized compensation expense related to non-qualified stock options that is expected to be recognized over a weighted-average period of 1.9 years.

Prior to fiscal year 2006, we used the Black-Scholes option-pricing model to estimate the fair value of each non-qualified stock option.  For grants subsequent to our adoption of SFAS No. 123(R), we estimate the fair value of each non-qualified stock option using the lattice model. We believe the lattice model more accurately estimates stock-based compensation expense as it incorporates additional variables, including historical exercise behavior.

The fair value of each non-qualified stock option was estimated on the date of the grant using the lattice model in fiscal 2006 and the Black-Scholes option-pricing model in fiscal 2005.

Valuation Assumptions[1]	November 26, 2005 Lattice	November 27, 2004 Black-Scholes
Risk-free interest rate[2]	4.3% - 4.6%	3.4%
Expected dividend yield	0.8%	0.8%
Expected stock price volatility[3]	40%	40%
Expected life of non-qualified stock options (in years) [4]	6.1	5.5

1       Forfeitures are estimated using historical experience and projected employee turnover.

2       Based on the Treasury constant maturity interest rate whose term is consistent with the expected life of our non-qualified stock options.

3       We use an outside valuation advisor to assist us in more accurately projecting expected stock price volatility. We consider both the historical volatility of our stock price as well as implied volatilities from exchange-traded options on our stock.

4       In fiscal 2006, expected life was derived from the output of the lattice model.  In fiscal 2005, expected life of non-qualified stock options was an input into the Black-Scholes option valuation model and was based upon historical experience.

Net cash proceeds from the exercise of non-qualified stock options were $25 million and $112 million for the three months ended November 26, 2005, and November 27, 2004, respectively; and $195 million and $192 million for the nine months ended November 26, 2005, and November 27, 2004, respectively.

The actual income tax benefit realized from non-qualified stock option exercises totaled $6 million and $38 million, for the three months ended November 26, 2005, and November 27, 2004, respectively; and $56 million and $53 million for the nine months ended November 26, 2005, and November 27, 2004, respectively.

Market-Based Nonvested Share Awards

The fair value of nonvested market-based share awards is determined based on generally accepted valuation techniques and the closing market price of our stock on the date of grant. A summary of the status of our nonvested market-based share awards as of November 26, 2005, and changes during the nine-month period ended November 26, 2005, is as follows:

Market-Based Nonvested Share Awards	Shares	Fair Value

Outstanding at February 26, 2005	2,297,000	$29.20
Granted	654,000	34.12
Vested	—	—
Forfeited/Canceled	(193,000)	29.42

Outstanding at November 26, 2005	2,758,000	$30.36

No market-based share awards vested during the three months or nine months ended November 26, 2005, and November 27, 2004. As of November 26, 2005, there was $40 million of unrecognized compensation expense related to nonvested market-based share awards that is expected to be recognized over a weighted-average period of 1.7 years.

ESPP

The fair value of stock compensation expense associated with our ESPP was estimated on the date of grant using the Black-Scholes option-pricing valuation model.

Valuation Assumptions	November 26, 2005	November 27, 2004
Risk-free interest rate [1]	3.5%	1.5%
Expected dividend yield	0.8%	0.8%
Expected stock price volatility [2]	32%	31%
Expected life of ESPP options (in months) [3]	6	6

1       Based on the Treasury constant maturity interest rate whose term is consistent with the expected life of ESPP options.

2       We use an outside valuation advisor to assist us in more accurately projecting expected stock price volatility. We consider both the historical volatility of our stock price as well as implied volatilities from exchange-traded options on our stock.

3       Based on semi-annual purchase period.

The weighted-average grant date fair value of ESPP options granted during the three months ended November 26, 2005, and November 27, 2004, was $9.88 and $8.49, respectively. The weighted-average grant date fair value of ESPP options granted during the nine months ended November 26, 2005, and November 27, 2004, was $8.66 and $8.50, respectively.

7.        Comprehensive Income:

Comprehensive income is computed as net earnings plus certain other items that are recorded directly to shareholders’ equity. The significant components of comprehensive income include foreign currency translation adjustments and unrealized gains on available-for-sale equity securities. Foreign currency translation adjustments do not include a provision for income tax expense because earnings from foreign operations are considered to be indefinitely reinvested outside the United States. Comprehensive income was $168 million and $250 million for the three months ended November 26, 2005, and November 27, 2004, respectively; and $578 million and $528 million for the nine months ended November 26, 2005, and November 27, 2004, respectively.

8.        Segments:

We operate two reportable segments: Domestic and International. The Domestic segment is comprised of U.S. Best Buy and Magnolia Audio Video operations. The International segment is comprised of Future Shop and Best Buy operations in Canada. Our segments are evaluated on an operating income basis, and a stand-alone tax provision is not calculated for each segment. The other accounting policies of the segments are the same as those described in Note 1, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended February 26, 2005.

Revenue by reportable segment was as follows ($ in millions):

	Three Months Ended		Nine Months Ended
	November 26, 2005	November 27, 2004	November 26, 2005	November 27, 2004
Domestic	$6,466	$5,918	$17,955	$16,404
International	869	729	2,200	1,802
Total revenue	$7,335	$6,647	$20,155	$18,206

Operating income (loss) by reportable segment and the reconciliation to earnings before income tax expense were as follows
($ in millions):

	Three Months Ended		Nine Months Ended
	November 26, 2005	November 27, 2004	November 26, 2005	November 27, 2004
Domestic	$198	$228	$695	$658
International	(9)	5	(6)	1
Total operating income	189	233	689	659

Net interest income	14	6	45	7
Earnings before income tax expense	$203	$239	$734	$666

Assets by reportable operating segment were as follows ($ in millions):

	November 26, 2005	February 26, 2005	November 27, 2004
Domestic	$10,741	$8,372	$9,767
International	2,501	1,922	1,855
Total assets	$13,242	$10,294	$11,622

Goodwill by reportable operating segment was as follows ($ in millions):

	November 26, 2005	February 26, 2005	November 27, 2004
Domestic	$6	$3	$3
International	540	510	537
Total goodwill	$546	$513	$540

Changes in the total goodwill balance since February 26, 2005, and November 27, 2004, were mainly the result of fluctuations in foreign currency exchange rates.

Other intangible assets included in our balance sheets is comprised primarily of an indefinite-lived intangible tradename asset related to Future Shop, which is included in the International segment.

9.        Investments in Debt Securities:

Our short-term and long-term investments are comprised of municipal and U.S. government debt securities. In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and based on our ability to market and sell these instruments, we classify auction-rate debt securities, variable rate demand notes and other investments in debt securities as available-for-sale. Auction-rate debt securities and variable rate demand notes are long-term bonds that are similar to short-term instruments because their interest rates are reset periodically and investments in these securities can be sold for cash on the auction dates. We classify debt securities as short-term or long-term investments based on the date the security can be converted into cash.

In accordance with our investment policy, we place our investments in debt securities with issuers who have high-quality credit and limit the amount of investment exposure to any one issuer. We seek to preserve principal and minimize exposure to interest-rate fluctuations by limiting default risk, market risk and reinvestment risk.

On an annual basis, we review the key characteristics of our debt securities portfolio and their classification in accordance with accounting principles generally accepted in the United States (GAAP). If a decline in the fair value of a security is deemed by management to be other than temporary, the cost basis of the investment is written down to fair value and the amount of the write-down is included in net earnings.

During the quarter extend November 26, 2005, we reclassified our variable rate demand notes from cash and cash equivalents to short-term investments for all periods presented. The amortized cost of the securities reclassified at February 26, 2005, and November 27, 2004, was $116 million and $188 million, respectively. Additionally, in the fourth quarter of fiscal 2005, we reclassified our auction-rate debt securities from cash and cash equivalents to short-term investments and long-term investments, as appropriate. The amortized cost of the securities reclassified at November 27, 2004 was $1.8 billion. The unrealized gain on the securities in conjunction with these reclassifications was not significant.

We revised the presentation of our consolidated statement of cash flows for the nine months ended November 27, 2004, to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents, which is consistent with the presentation for the nine months ended November 26, 2005. Purchases of available-for-sale securities and sales of available-for-sale securities increased by $1.9 billion and $2.3 billion, respectively, for the nine months ended November 27, 2004.

The carrying amount of our investments in debt securities approximated fair value at November 26, 2005; February 26, 2005; and November 27, 2004 due to the rapid turnover of our portfolio and the highly liquid nature of these investments. Therefore, there were no significant unrealized holding gains or losses.

The following table presents the amortized principal amounts, related weighted-average interest rates (taxable equivalent), maturities and major security types for our investments in debt securities ($ in millions):

	November 26, 2005		February 26, 2005		November 27, 2004
	Amortized Principal Amount	Weighted- Average Interest Rate(1)	Amortized Principal Amount	Weighted- Average Interest Rate(1)	Amortized Principal Amount	Weighted- Average Interest Rate(1)
Short-term investments (less than one year)	$2,285	4.55%	$2,994	3.20%	$2,018	2.50%
Long-term investments (one to three years)	114	4.13%	148	3.67%	141	3.33%
Total	$2,399		$3,142		$2,159

Municipal debt securities	$2,392		$3,135		$2,152
Debt securities issued by U.S. Treasury and other U.S. government entities	7		7		7
Total	$2,399		$3,142		$2,159

1   Taxable equivalent

10.      Investments in Equity Securities:

In accordance with SFAS No. 115, and based on our intentions regarding these instruments, we classify all marketable equity securities as available-for-sale. Investments in equity securities are included in other assets in our consolidated balance sheets and reported at fair value, based on quoted market prices when available. All unrealized holding gains are reflected net of tax in accumulated other comprehensive income in shareholders’ equity. On an annual basis, we review the key characteristics of our equity securities portfolio and their classification in accordance with GAAP. If a decline in the fair value of a security is deemed by management to be other than temporary, the cost basis of the investment is written down to fair value and the amount of the write-down is included in net earnings.

The net carrying value of our marketable equity securities as of November 26, 2005; February 26, 2005; and November 27, 2004, was $23 million, $8 million and $10 million, respectively. Unrealized gains included in accumulated other comprehensive income were $9 million, $2 million and $1 million as of November 26, 2005; February 26, 2005; and November 27, 2004, respectively.

Prior to the second quarter of fiscal 2006, our investment in equity securities included redeemable convertible preferred stock of Golf Galaxy, Inc., with a $5 million carrying value. In August 2005, Golf Galaxy completed an initial public offering (IPO) of their common stock. As part of the IPO, we received $4 million of accumulated preferred dividends, which are included in net interest income for the nine months ending November 26, 2005. The convertible preferred stock was simultaneously converted into common stock. We sold 216,000 shares of the common stock in the IPO and recognized a $2 million gain on the sale, which is included in SG&A for the nine months ending November 26, 2005. The remaining shares of common stock are subject to a 180-day lock-up agreement which will expire in January 2006.

11.      Restricted Assets:

Restricted cash and investments in debt securities, which are included in other current assets, totaled $140 million, $158 million and $70 million as of November 26, 2005; February 26, 2005; and November 27, 2004, respectively. Such balances are pledged as collateral or restricted to use for general liability insurance, workers’ compensation insurance and warranty programs.

12.      Commitments and Contingencies:

On December 8, 2005 a class action lawsuit captioned, “Jasmen Holloway et. al. v Best Buy Co., Inc.,” was filed against us in the U.S. District Court for the Northern District of California. This federal court action alleges that we discriminate against women and minority individuals on the basis of gender, race, color and/or national origin in our stores with respect to recruitment, hiring, job assignments, transfers, promotions, compensation, allocation of weekly hours and other terms and conditions of employment. The plaintiffs seek an end to discriminatory policies and practices, an award of back and front pay, punitive damages and injunctive relief, including rightful place relief for all class members.  We believe the allegations are without merit and intend to defend this action vigorously.

We are involved in various other legal proceedings arising in the normal course of conducting business. We believe the amounts provided in our consolidated financial statements, as prescribed by GAAP, are adequate in light of the probable and estimable liabilities. The resolution of those proceedings is not expected to have a material effect on our results of operations or financial condition.

We assumed a liability for certain extended service contracts when we acquired Future Shop. We established an accrued liability for the acquired extended service contracts based on historical trends in product failure rates and the expected material and labor costs necessary to provide the services. The remaining terms of these extended service contracts vary by product and extend through fiscal 2007. The estimated remaining liability for acquired extended service contracts at November 26, 2005, was $6 million. Subsequent to the acquisition, all new extended service contracts have been sold on behalf of an unrelated third party, without recourse.

The following table reconciles the changes in our liability for our acquired extended service contracts for the nine months ended November 26, 2005, and November 27, 2004 ($ in millions):

	Nine Months Ended
	November 26, 2005	November 27, 2004
Balance at beginning of period	$9	$18
Service charges	(3)	(10)
Foreign currency exchange rate fluctuation	—	2
Balance at end of period	$6	$10

13.      Common Stock Repurchases:

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

For the three and nine months ended November 26, 2005, we purchased and retired 4.0 million and 9.3 million shares, respectively, at a cost of $172 million and $372 million, respectively, under our $1.5 billion share repurchase program. We also purchased and retired 1.8 million shares at a cost of $61 million under our $500 million share repurchase program during the period from February 27, 2005, through April 26, 2005.

For the three and nine months ended November 27, 2004, we purchased and retired 0.6 million and 5.1 million shares, respectively, at a cost of $24 million and $174 million, respectively.

14.      New Accounting Pronouncements

In October 2005, the FASB issued FSP No. FAS 13-1, Accounting for Rental Costs Incurred During a Construction Period. FSP No. FAS 13-1 requires companies to expense rent payments for building or ground leases incurred during a construction period. FSP No. FAS 13-1 is effective for all interim and annual reporting periods beginning after December 15, 2005. Retrospective application is permitted, but not required. We will adopt FSP No. FAS 13-1 on a prospective basis in the first quarter of fiscal 2007. We do not believe the adoption of this new standard will have a significant affect on operating income or net earnings.

15.      Subsequent Event – Acquisition of Pacific Sales Kitchen and Bath Centers, Inc.

On December 22, 2005, we agreed to acquire the assets and liabilities of Pacific Sales Kitchen and Bath Centers, Inc. (Pacific Sales), a privately owned retailer of high-end home improvement products that operates 14 showrooms in Southern California. Pacific Sales expects to generate revenue of approximately $320 million in calendar 2005. The purchase price is approximately $410 million, excluding transaction costs, and is subject to closing adjustments as specified in the purchase agreement. The acquisition will be funded utilizing our existing and available cash balances. We expect the transaction to close in mid-January 2006.

16.      Condensed Consolidating Financial Information:

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

Additional information regarding our convertible debentures is included in Note 4, Debt, of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended February 26, 2005.

We file a consolidated U.S. federal income tax return. Income taxes are allocated in accordance with our tax allocation agreement. U.S. affiliates receive no tax benefit for taxable losses, but are allocated taxes at the required effective income tax rate if they have taxable income.

The following tables present condensed consolidating balance sheets as of November 26, 2005; February 26, 2005; and November 27, 2004; condensed consolidating statements of earnings for the three and nine months ended November 26, 2005, and November 27, 2004; and condensed consolidating statements of cash flows for the nine months ended November 26, 2005, and November 27, 2004:

Condensed Consolidating Balance Sheets

As of November 26, 2005
(Unaudited)
$ in millions

	Best Buy Co., Inc.	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$19	$183	$610	$—	$812
Short-term investments	2,136	—	149	—	2,285
Receivables	20	776	87	—	883
Merchandise inventories	—	4,380	1,109	(175)	5,314
Other current assets	19	181	267	(67)	400
Intercompany receivable	—	—	4,703	(4,703)	—
Intercompany note receivable	500	—	—	(500)	—
Total current assets	2,694	5,520	6,925	(5,445)	9,694

Net Property and Equipment	245	1,660	735	(3)	2,637

Goodwill	—	6	540	—	546

Other Intangible Assets	—	4	42	—	46

Long-Term Investments	114	—	—	—	114

Other Assets	129	159	93	(176)	205

Investments in Subsidiaries	3,886	—	1,162	(5,048)	—

Total Assets	$7,068	$7,349	$9,497	$(10,672)	$13,242

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$—	$—	$5,325	$—	$5,325
Unredeemed gift card liabilities	—	350	24	—	374
Accrued compensation and related expenses	1	177	76	—	254
Accrued liabilities	10	682	509	(44)	1,157
Accrued income taxes	280	—	71	(23)	328
Current portion of long-term debt	2	10	5	—	17
Intercompany payable	1,067	3,671	—	(4,738)	—
Intercompany note payable	—	500	—	(500)	—
Total current liabilities	1,360	5,390	6,010	(5,305)	7,455

Long-Term Liabilities	236	708	65	(632)	377

Long-Term Debt	410	89	55	—	554

Shareholders’ Equity	5,062	1,162	3,367	(4,735)	4,856

Total Liabilities and Shareholders’ Equity	$7,068	$7,349	$9,497	$(10,672)	$13,242

Condensed Consolidating Balance Sheets

As of February 26, 2005

(Unaudited)

$ in millions

	Best Buy Co., Inc.	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$59	$62	$233	$—	$354
Short-term investments	2,885	—	109	—	2,994
Receivables	12	314	48	1	375
Merchandise inventories	—	2,747	454	(350)	2,851
Other current assets	34	139	200	(44)	329
Intercompany receivable	—	—	2,826	(2,826)	—
Intercompany note receivable	500	—	—	(500)	—
Total current assets	3,490	3,262	3,870	(3,719)	6,903

Net Property and Equipment	250	1,504	713	(3)	2,464

Goodwill	—	3	510	—	513

Other Intangible Assets	—	—	40	—	40

Long-Term Investments	148	—	—	—	148

Other Assets	80	171	142	(167)	226

Investments in Subsidiaries	3,456	—	1,094	(4,550)	—

Total Assets	$7,424	$4,940	$6,369	$(8,439)	$10,294

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$—	$—	$2,824	$—	$2,824
Unredeemed gift card liabilities	—	393	17	—	410
Accrued compensation and related expenses	2	166	66	—	234
Accrued liabilities	5	548	335	(44)	844
Accrued income taxes	504	2	69	—	575
Current portion of long-term debt	3	66	3	—	72
Intercompany payable	1,441	1,398	—	(2,839)	—
Intercompany note payable	—	500	—	(500)	—
Total current liabilities	1,955	3,073	3,314	(3,383)	4,959

Long-Term Liabilities	227	693	56	(618)	358

Long-Term Debt	417	80	31	—	528

Shareholders’ Equity	4,825	1,094	2,968	(4,438)	4,449

Total Liabilities and Shareholders’ Equity	$7,424	$4,940	$6,369	$(8,439)	$10,294

Condensed Consolidating Balance Sheets

As of November 27, 2004

(Unaudited)

$ in millions

	Best Buy Co., Inc.	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$115	$164	$216	$—	$495
Short-term investments	1,926	—	92	—	2,018
Receivables	8	673	61	—	742
Merchandise inventories	—	4,168	872	(214)	4,826
Other current assets	17	103	131	—	251
Intercompany receivable	—	—	4,125	(4,125)	—
Intercompany note receivable	500	—	—	(500)	—
Total current assets	2,566	5,108	5,497	(4,839)	8,332

Net Property and Equipment	249	1,376	697	(3)	2,319

Goodwill	—	3	537	—	540

Other Intangible Assets	—	—	42	—	42

Long-Term Investments	141	—	—	—	141

Other Assets	105	102	190	(149)	248

Investments in Subsidiaries	2,860	—	1,111	(3,971)	—

Total Assets	$5,921	$6,589	$8,074	$(8,962)	$11,622

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$—	$—	$5,008	$—	$5,008
Unredeemed gift card liabilities	—	304	12	—	316
Accrued compensation and related expenses	6	154	60	—	220
Accrued liabilities	13	562	423	—	998
Accrued income taxes	258	11	73	—	342
Current portion of long-term debt	1	6	1	—	8
Intercompany payable	854	3,311	—	(4,165)	—
Intercompany note payable	—	500	—	(500)	—
Total current liabilities	1,132	4,848	5,577	(4,665)	6,892

Long-Term Liabilities	235	573	34	(550)	292

Long-Term Debt	408	57	13	—	478

Shareholders’ Equity	4,146	1,111	2,450	(3,747)	3,960

Total Liabilities and Shareholders’ Equity	$5,921	$6,589	$8,074	$(8,962)	$11,622

Condensed Consolidating Statements of Earnings
For the Three Months Ended November 26, 2005
(Unaudited)
$ in millions

	Best Buy Co., Inc.	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$4	$6,214	$8,100	$(6,983)	$7,335

Cost of goods sold	—	4,978	7,599	(7,030)	5,547

Gross profit	4	1,236	501	47	1,788

Selling, general and administrative expenses	9	1,186	434	(30)	1,599

Operating (loss) income	(5)	50	67	77	189

Net interest income (expense)	16	(4)	2	—	14

Equity in earnings (loss) of subsidiaries	104	(6)	26	(124)	—

Earnings before income tax expense	115	40	95	(47)	203

Income tax expense	34	15	16	—	65

Net earnings	$81	$25	$79	$(47)	$138

Condensed Consolidating Statements of Earnings
For the Nine Months Ended November 26, 2005
(Unaudited)
$ in millions

	Best Buy Co., Inc.	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$13	$17,355	$20,363	$(17,576)	$20,155

Cost of goods sold	—	13,944	18,800	(17,646)	15,098

Gross profit	13	3,411	1,563	70	5,057

Selling, general and administrative expenses	23	3,260	1,191	(106)	4,368

Operating (loss) income	(10)	151	372	176	689

Net interest income (expense)	51	(13)	7	—	45

Equity in earnings (loss) of subsidiaries	388	(27)	64	(425)	—

Earnings before income tax expense	429	111	443	(249)	734

Income tax expense	72	47	119	—	238

Net earnings	$357	$64	$324	$(249)	$496

Condensed Consolidating Statements of Earnings
For the Three Months Ended November 27, 2004
(Unaudited)
$ in millions

	Best Buy Co., Inc.	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$4	$5,768	$7,619	$(6,744)	$6,647

Cost of goods sold	—	4,778	7,106	(6,780)	5,104

Gross profit	4	990	513	36	1,543

Selling, general and administrative expenses	3	932	406	(31)	1,310

Operating income	1	58	107	67	233

Net interest income (expense)	8	(3)	1	—	6

Equity in earnings (loss) of subsidiaries	90	(9)	25	(106)	—

Earnings before income tax expense	99	46	133	(39)	239

Income tax expense	4	21	66	—	91

Net earnings	$95	$25	$67	$(39)	$148

Condensed Consolidating Statements of Earnings
For the Nine Months Ended November 27, 2004
(Unaudited)
$ in millions

	Best Buy Co., Inc.	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$12	$15,993	$17,709	$(15,508)	$18,206

Cost of goods sold	—	13,252	16,372	(15,742)	13,882

Gross profit	12	2,741	1,337	234	4,324

Selling, general and administrative expenses	23	2,574	1,160	(92)	3,665

Operating (loss) income	(11)	167	177	326	659

Net interest income (expense)	15	(11)	3	—	7

Equity in earnings (loss) of subsidiaries	170	(48)	48	(170)	—

Earnings before income tax expense	174	108	228	156	666

Income tax expense	84	60	110	—	254

Net earnings	$90	$48	$118	$156	$412

Condensed Consolidating Statements of Cash Flows
For the Nine Months Ended November 26, 2005
(Unaudited)
$ in millions

	Best Buy Co., Inc.	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Total cash (used in) provided by operating activities	$(165)	$(1,688)	$2,264	$—	$411

Investing activities
Additions to property and equipment	(14)	(336)	(147)	—	(497)
Purchases of available-for-sale securities	(1,549)	—	(40)	—	(1,589)
Sales of available-for-sale securities	2,328	—	—	—	2,328
Proceeds from property dispositions	14	—	28	—	42
Changes in restricted assets	—	—	18	—	18
Other, net	22	(14)	10	—	18
Total cash provided by (used in) investing activities	801	(350)	(131)	—	320

Financing activities
Repurchase of common stock	(434)	—	—	—	(434)
Issuance of common stock	228	—	—	—	228
Dividends paid	(112)	—	—	—	(112)
Long-term debt payments	(7)	(58)	(3)	—	(68)
Excess tax benefits from stock-based compensation	24	—	—	—	24
Proceeds from issuance of long-term debt	—	5	—	—	5
Other, net	(1)	—	73	—	72
Change in intercompany receivable/payable	(374)	2,212	(1,838)	—	—
Total cash (used in) provided by financing activities	(676)	2,159	(1,768)	—	(285)

Effect of exchange rate changes on cash	—	—	12	—	12

(Decrease)/increase in cash and cash equivalents	(40)	121	377	—	458

Cash and cash equivalents at beginning of period	59	62	233	—	354
Cash and cash equivalents at end of period	$19	$183	$610	$—	$812

Condensed Consolidating Statements of Cash Flows
For the Nine Months Ended November 27, 2004
(Unaudited)
$ in millions

	Best Buy Co., Inc.	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Total cash (used in) provided by operating activities	$(68)	$(1,399)	$2,247	$—	$780

Investing activities
Additions to property and equipment	(9)	(229)	(114)	—	(352)
Purchases of available-for-sale securities	(2,083)	—	(34)	—	(2,117)
Sales of available-for-sale securities	2,313	—	—		2,313
Changes in restricted assets	—	—	(43)	—	(43)
Other, net	—	(9)	—	—	(9)
Total cash provided by (used in) investing activities	221	(238)	(191)	—	(208)

Financing activities

Repurchase of common stock	(174)	—	—	—	(174)
Issuance of common stock	229	—	—	—	229
Dividends paid	(100)	—	—	—	(100)
Long-term debt payments	(355)	(9)	(1)	—	(365)
Other, net	—	—	67	—	67
Change in intercompany receivable/payable	257	1,776	(2,033)	—	—
Total cash (used in) provided by financing activities	(143)	1,767	(1,967)	—	(343)

Effect of exchange rate changes on cash	—	—	21	—	21

Increase in cash and cash equivalents	10	130	110	—	250

Cash and cash equivalents at beginning of period	105	34	106	—	245
Cash and cash equivalents at end of period	$115	$164	$216	$—	$495

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

Overview

Best Buy Co., Inc. is a specialty retailer of consumer electronics, home-office products, entertainment software, appliances and related services. We operate two reportable segments: Domestic and International. The Domestic segment is comprised of U.S. Best Buy and Magnolia Audio Video operations. The International segment is comprised of Future Shop and Best Buy operations in Canada. For additional information regarding our business segments, see Note 8, Segments, of the Notes to Consolidated Condensed Financial Statements in this Quarterly Report on Form 10-Q.

Due to the seasonal nature of our business, interim results are not necessarily indicative of results for the entire fiscal year. Our revenue and earnings are typically greater during our fiscal fourth quarter, which includes the majority of the holiday selling season.

Financial Reporting Changes

Stock-Based Compensation

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (123(R)), effective for a company’s first fiscal year beginning after June 15, 2005. SFAS No. 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires all stock-based compensation, including grants of stock options, to be recognized in the consolidated statements of earnings.

During the first quarter of fiscal 2006, we early-adopted SFAS No. 123(R), and elected the modified prospective transition method. This method permits us to apply the new requirements on a prospective basis. Our selling, general and administrative expenses (SG&A) rate for the third quarter of fiscal 2006 included an increase in stock-based compensation expense of $24 million ($16 million after tax, or $0.03 per diluted share), which increased our SG&A rate by approximately 0.3% of revenue, compared with the same period of the prior fiscal year. Our SG&A rate for the first nine months of fiscal 2006 included an increase in stock-based compensation expense of $82 million ($54 million after tax, or $0.11 per diluted share), which increased our SG&A rate by approximately 0.4% of revenue compared with the same period of the prior fiscal year. For additional information on our adoption of SFAS No. 123(R), see Note 6, Stock-Based Compensation, of the Notes to Consolidated Condensed Financial Statements in this Quarterly Report on Form 10-Q.

Variable Rate Demand Notes

During the third quarter of fiscal 2006, we reclassified variable rate demand notes from cash and cash equivalents to short-term investments. Prior-year amounts were reclassified to conform to the current-year presentation. These reclassifications had no effect on previously reported operating income or net earnings. For additional information regarding our variable rate demand notes, see Note 9, Investments in Debt Securities, of the Notes to Consolidated Condensed Financial Statements in this Quarterly Report on Form 10-Q.

Executive Summary

•                  Net earnings for the third quarter of fiscal 2006 were $138 million, or $0.28 per diluted share, compared with $148 million, or $0.30 per diluted share, for the third quarter of fiscal 2005. Net earnings for the third quarter of fiscal 2006 reflect the impact of early-adopting SFAS No. 123(R), which resulted in an increase in stock-based compensation expense of $24 million ($16 million after tax, or $0.03 per diluted share). In addition, net earnings for the third quarter of fiscal 2006 included income of $20 million, or $0.04 per diluted share, related to our initial recognition of gift card breakage (gift cards sold where the likelihood of the gift card being redeemed by the customer is remote).

•                  Revenue for the third quarter of fiscal 2006 increased 10% to $7.3 billion, compared with $6.6 billion for the third quarter of the prior fiscal year, driven primarily by the addition of new stores in the past 12 months and a 3.3% comparable store sales gain.

•                  Our gross profit rate for the third quarter of fiscal 2006 increased by 1.2% of revenue to 24.4% of revenue, compared with 23.2% of revenue for the third quarter of the prior fiscal year. The gross profit rate increase included a 0.3% of revenue improvement ($0.04 per diluted share) related to the initial recognition of gift card breakage. The remaining 0.9% of revenue increase in our gross profit rate was due primarily to continued benefits from our expanded private label merchandising and improved pricing strategies. In addition, we benefited from a higher-margin revenue mix, which was partially driven by the expansion of our computer service business.

•                  Our SG&A rate for the third quarter of fiscal 2006 increased by 2.1% of revenue to 21.8% of revenue, compared with 19.7% of revenue for the third quarter of the prior fiscal year. The change in our accounting for stock-based compensation increased our current-quarter SG&A rate by approximately 0.3% of revenue compared with the same period of the prior fiscal year. In addition, our SG&A rate for the third quarter of fiscal 2006 increased by 1.6% of revenue as a result of higher store operating costs, including the impact of more stores operating under the customer-centric labor model, costs associated with expanding our computer service business and the deleveraging effect of a 0.5% comparable store sales decline in our International segment. Finally, our SG&A rate for the fiscal third quarter was affected by hurricane relief-effort expenses which increased the rate by 0.2% of revenue.

•                  Net earnings for the third quarter of fiscal 2006 benefited from a decrease in our effective income tax rate to 32.2% for the current quarter from 38.1% for the same period last year, as well as an $8 million increase in net interest income compared with the same period one year ago.

•                  During the third quarter of fiscal 2006, we opened or converted 154 U.S. Best Buy stores to the customer-centric operating model (segmented stores). At the end of the third quarter of fiscal 2006, we operated 284 segmented stores, or 39% of total U.S. Best Buy stores.

•                  During the third quarter of fiscal 2006, we repurchased approximately 4.0 million shares of our common stock at an average price of $43.14 per share, or $172 million in the aggregate.

•                  On December 22, 2005, we agreed to acquire the assets and liabilities of Pacific Sales Kitchen and Bath Centers, Inc. (Pacific Sales), a privately owned retailer of high-end home improvement products that operates 14 showrooms in Southern California. Pacific Sales expects to generate revenue of approximately $320 million in calendar 2005. The purchase price is approximately $410 million, excluding transaction costs, and is subject to closing adjustments as specified in the purchase agreement. The acquisition will be funded utilizing our existing and available cash balances. We expect the transaction to close in mid-January 2006. Additional information regarding the financial impact of this event is included in the Outlook section of Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in this Quarterly Report on Form 10-Q.

Results of Operations

Consolidated Performance Summary

The following table presents unaudited selected consolidated financial data ($ in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	November 26, 2005	November 27, 2004(1)	November 26, 2005	November 27, 2004(1)
Revenue	$7,335	$6,647	$20,155	$18,206
Revenue % gain	10%	10%	11%	13%
Comparable store sales % gain[2]	3.3%	3.2%	3.7%	5.1%
Gross profit as % of revenue	24.4%	23.2%	25.1%	23.8%
SG&A as % of revenue	21.8%	19.7%	21.7%	20.1%
Operating income	$189	$233	$689	$659
Operating income as % of revenue	2.6%	3.5%	3.4%	3.6%
Net earnings	$138	$148	$496	$412
Diluted earnings per share	$0.28	$0.30	$0.99	$0.83

1       We reclassified certain prior-year amounts as described in Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended February 26, 2005. These reclassifications had no effect on previously reported operating income or net earnings.

2       Comprised of revenue at stores and Web sites operating for at least 14 full months, as well as remodeled and expanded locations. Relocated stores are excluded from the comparable store sales calculation until at least 14 full months after reopening. The calculation of the comparable store sales percentage gain excludes the effect of fluctuations in foreign currency exchange rates.

Net earnings were $138 million, or $0.28 per diluted share, for the third quarter of fiscal 2006, compared with $148 million, or $0.30 per diluted share, for the third quarter of fiscal 2005. For the first nine months of fiscal 2006, net earnings were $496 million, or $0.99 per diluted share, compared with $412 million, or $0.83 per diluted share, for the same period one year ago. Stock-based compensation expense reduced net earnings by $21 million ($0.04 per diluted share) and $62 million ($0.12 per diluted share) for the third quarter and first nine months of fiscal 2006, respectively.

During the third quarter of fiscal 2006, based on the resolution of certain legal matters associated with gift card liabilities, we began to recognize income from gift card breakage. We recognize income from gifts cards when: (i) the gift card is redeemed by the customer; or (ii) the likelihood of the gift card being redeemed by the customer is remote (gift card breakage) and we determine that we do not have a legal obligation to remit the unredeemed gift cards to the relevant jurisdictions. We determine the gift card breakage rate based on historical redemption patterns. We apply the gift card breakage rate 24 months after the gift card sale date when, based on historical information, we determine the likelihood of redemption becomes remote. Gift card breakage income is included in revenue in the consolidated statements of earnings.

For the third quarter of fiscal 2006, we recognized $29 million in pre-tax income ($0.04 per diluted share) related to our initial recognition of gift card breakage. We will continue to recognize income from gift card breakage in the future; however, the amount of income recognized in future quarters will be less than the amount recognized in the third quarter of fiscal 2006. Due to the seasonal nature of our business, we expect income from gift card breakage to be greater during our fiscal fourth quarter, which includes the majority of the holiday selling season.

Revenue for the third quarter of fiscal 2006 increased 10% to $7.3 billion, compared with $6.6 billion for the third quarter of fiscal 2005. For the first nine months of fiscal 2006, revenue increased 11% to $20.2 billion, compared with $18.2 billion for the same period one year ago. The addition of new stores in the past 12 months accounted for nearly three-fifths of the revenue increase for both the third quarter and first nine months of fiscal 2006. The comparable store sales gain accounted for approximately one-third of the revenue increase for both the third quarter and first nine months of fiscal 2006. The remainder of the increase in revenue for both the third quarter and first nine months of fiscal 2006 was due to the favorable effect of fluctuations in foreign currency exchange rates and income from gift card breakage. Based on our quarterly weighted-average calculation, the value of the Canadian dollar increased 5% to $0.85 per U.S. dollar for the quarter ended November 26, 2005, up from $0.81 per U.S. dollar for the quarter ended November 27, 2004.

Revenue mix and comparable store sales by product group for the third quarter of fiscal 2006 were as follows:

	Revenue Mix Summary		Comparable Store Sales Summary
	Three Months Ended		Three Months Ended
	November 26, 2005	November 27, 2004	November 26, 2005	November 27, 2004
Consumer Electronics	44%	39%	14.0%	5.8%
Home-Office	33%	34%	(0.2)%	1.5%
Entertainment Software	17%	21%	(12.2)%	0.7%
Appliances	6%	6%	7.3%	8.4%
Total	100%	100%	3.3%	3.2%

Note: Certain prior-year amounts were reclassified to conform to the current presentation. These reclassifications had no effect on total revenue or total comparable store sales.

Our comparable store sales for the third quarter and first nine months of fiscal 2006 increased 3.3% and 3.7%, respectively. The increase in comparable store sales reflected a higher average transaction amount driven by the continued growth in sales of higher-priced products, including flat-panel televisions, appliances and notebook computers. In addition, comparable store sales were driven by continued consumer demand for and the increased affordability of these products as declines in their average selling prices have continued to drive strong unit volume growth. Broader assortments in select digital product categories also drove comparable store sales increases. In the third quarter of fiscal 2006, we saw the largest comparable store sales gains in flat-panel televisions, MP3 players and accessories, and notebook computers. These strong-selling product categories more than offset comparable store sales declines in product categories such as tube and projection televisions, video gaming and movies.

Our gross profit rate for the third quarter of fiscal 2006 increased by 1.2% of revenue to 24.4% of revenue, compared with 23.2% of revenue for the third quarter of fiscal 2005. For the third quarter of fiscal 2006, our Domestic segment’s gross profit rate increased by 1.4% of revenue and our International segment’s gross profit rate decreased by 0.3% of revenue. For the first nine months of fiscal 2006, our gross profit rate was 25.1% of revenue, compared with 23.8% of revenue for the same period one year ago. The gross profit rate increase for the third quarter and first nine months of fiscal 2006 included a 0.3% of revenue and 0.1% of revenue improvement, respectively, related to our initial recognition of gift card breakage. The remaining 0.9% of revenue and 1.2% of revenue increase for the third quarter and first nine months of fiscal 2006, respectively, was due primarily to continued benefits from our expanded private label merchandising and improved pricing strategies. In addition, our gross profit rate benefited from a higher-margin revenue mix resulting from the ongoing expansion of our computer service business and increased sales of higher-margin consumer electronics products and accessories.

Our SG&A rate for the third quarter of fiscal 2006 increased by 2.1% of revenue to 21.8% of revenue, compared with 19.7% of revenue for the third quarter of fiscal 2005. For the third quarter of fiscal 2006, our Domestic segment’s SG&A rate increased by 2.2% of revenue and our International segment’s SG&A rate increased by 1.3% of revenue. For the first nine months of fiscal 2006, our SG&A rate increased by 1.6% of revenue to 21.7% of revenue, compared with 20.1% of revenue for the same period one year ago. Our SG&A rates for the third quarter and first nine months of fiscal 2006 were impacted by our change in accounting for stock-based compensation, which increased our SG&A rate by 0.3% of revenue and 0.4% of revenue, respectively, compared with the same periods of the prior fiscal year. Our SG&A rates for the third quarter and first nine months were also affected by hurricane relief-effort expenses which increased the rates by 0.2% of revenue and 0.1% of revenue, respectively. The remaining 1.6% of revenue increase in our SG&A rate for the third quarter of fiscal 2006 was primarily the result of higher store operating costs, including the impact of more stores operating under the customer-centric labor model and costs associated with expanding our computer service business. The remaining 1.1% of revenue increase in our SG&A rate for the first nine months of fiscal 2006 was due to the same factors as in the fiscal third quarter, as well as costs related to the development of new systems to support store operations and supply chain initiatives. In addition, last year’s results for the nine-month period included $39 million of pre-tax charges incurred during the second quarter of fiscal 2005 associated with asset impairments, a legal settlement and the outsourcing of IT services.

Segment Performance Summary

Domestic

The following table presents unaudited selected financial data for the Domestic segment ($ in millions):

	Three Months Ended		Nine Months Ended
	November 26, 2005	November 27, 2004(1)	November 26, 2005	November 27, 2004(1)
Revenue	$6,466	$5,918	$17,955	$16,404
Revenue % gain	9%	9%	9%	12%
Comparable stores sales % gain[2]	3.8%	3.0%	4.0%	5.2%
Gross profit as % of revenue	24.8%	23.4%	25.4%	23.9%
SG&A as % of revenue	21.7%	19.5%	21.5%	19.9%
Operating income	$198	$228	$695	$658
Operating income as % of revenue	3.1%	3.9%	3.9%	4.0%

1       We reclassified certain prior-year amounts as described in Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended February 26, 2005. These reclassifications had no effect on previously reported operating income or net earnings.

2       Comprised of revenue at stores and Web sites operating for at least 14 full months, as well as remodeled and expanded locations. Relocated stores are excluded from the comparable store sales calculation until at least 14 full months after reopening.

The following table presents Domestic comparable store sales percentage gains for the third quarter and first nine months of the current and last fiscal years:

	Three Months Ended		Nine Months Ended
	November 26, 2005	November 27, 2004	November 26, 2005	November 27, 2004
U.S. Best Buy stores	3.7%	3.0%	4.0%	5.2%
Magnolia Audio Video stores	18.9%	7.2%	8.8%	5.9%
Total	3.8%	3.0%	4.0%	5.2%

The following table reconciles Domestic stores open at the beginning and end of the third quarter of fiscal 2006:

	Total Stores at Beginning of Third Quarter Fiscal 2006	Stores Opened	Stores Closed	Total Stores at End of Third Quarter Fiscal 2006
U.S. Best Buy stores	694	39	—	733
Magnolia Audio Video stores	20	—	—	20
U.S. Geek Squad stores	10	3	—	13
Total	724	42	—	766

Note: During the third quarter of fiscal 2006, we remodeled 114 existing U.S. Best Buy stores, and relocated two U.S. Best Buy stores. No other U.S. Best Buy, Magnolia Audio Video or U.S. Geek Squad stores were remodeled, relocated or expanded during the third quarter of fiscal 2006.

The following table reconciles Domestic stores open at the beginning and end of the third quarter of fiscal 2005:

	Total Stores at Beginning of Third Quarter Fiscal 2005	Stores Opened	Stores Closed	Total Stores at End of Third Quarter Fiscal 2005
U.S. Best Buy stores	628	32	1	659
Magnolia Audio Video stores	22	—	—	22
U.S. Geek Squad stores	1	3	—	4
Total	651	35	1	685

Note: During the third quarter of fiscal 2005, we remodeled 67 existing U.S. Best Buy stores, and relocated five U.S. Best Buy stores. No other U.S. Best Buy, Magnolia Audio Video or U.S. Geek Squad stores were remodeled, relocated or expanded during the third quarter of fiscal 2005.

For the third quarter of fiscal 2006, our Domestic segment’s operating income was $198 million, or 3.1% of revenue, compared with $228 million, or 3.9% of revenue, for the third quarter of fiscal 2005. For the first nine months of fiscal 2006, our Domestic segment’s operating income was $695 million, or 3.9% of revenue, compared with $658 million, or 4.0% of revenue, for the same period one year ago.

Our Domestic segment’s revenue for the third quarter of fiscal 2006 increased 9% to $6.5 billion, compared with $5.9 billion for the third quarter of fiscal 2005. For the first nine months of fiscal 2006, our Domestic segment’s revenue increased 9% to $18.0 billion, compared with $16.4 billion for the same period one year ago. The addition of new stores in the past 12 months accounted for over one-half of the revenue increase for both the third quarter and first nine months of fiscal 2006. The comparable store sales gain accounted for approximately two-fifths of the revenue increase for both the third quarter and first nine months of fiscal 2006, and income related to gift card breakage accounted for the remainder of the increase in revenue.

Our Domestic segment’s comparable store sales gain for the third quarter of fiscal 2006 reflected an increase in the average transaction amount driven by the continued growth in sales of higher-priced products, including flat-panel televisions, appliances and notebook computers. The products having the largest effect on our Domestic segment’s comparable store sales gain for the fiscal third quarter were flat-panel televisions, MP3 players and accessories, and notebook computers. These strong-selling product categories more than offset comparable store sales declines in product categories such as tube and projection televisions, video gaming and movies.

The Domestic segment’s consumer electronics product group posted a 14.8% comparable store sales gain for the third quarter of fiscal 2006, resulting in large part from strong sales of flat-panel televisions as unit-volume growth and increased screen size more than offset declines in the average selling prices of these products. MP3 products also generated significant comparable store sales gains as customers responded to an increased assortment of players and accessories. A 7.0% comparable store sales gain in the Domestic segment’s appliances product group was driven primarily by comparable store sales growth in major appliances, reflecting the expansion of our improved appliance assortments. A 0.4% comparable store sales gain in the Domestic segment’s home-office product group was driven primarily by a comparable store sales gain in notebook computers, reflecting expanded assortments and continued customer demand for portable technology.

The Domestic segment’s entertainment software product group recorded a 12.0% comparable store sales decrease for the third quarter of fiscal 2006. Softness in sales of gaming platforms leading up to the anticipated launch of new gaming platforms were partially offset by strong customer response to the launch of the Xbox 360 console at the end of the third fiscal quarter. Continued softness in the sales of new movie and music releases also contributed to the comparable store sales decrease.

Our Domestic segment’s gross profit rate for the third quarter of fiscal 2006 increased by 1.4% of revenue to 24.8% of revenue, compared with 23.4% of revenue for the third quarter of fiscal 2005. For the first nine months of fiscal 2006, our Domestic segment’s gross profit rate was 25.4% of revenue, compared with 23.9% of revenue for the same period one year ago. The gross profit rate increase for the third quarter and first nine months of fiscal 2006 included a 0.3% and 0.1% of revenue improvement, respectively, related to our initial recognition of gift card breakage. The remainder of the increase was due primarily to continued benefits from our expanded private label merchandising and improved pricing strategies. In addition, the gross profit rate benefited from a higher-margin revenue mix resulting from the ongoing expansion of our computer service business and increased sales of higher-margin consumer electronics products and accessories.

Our Domestic segment’s SG&A rate for the third quarter of fiscal 2006 increased by 2.2% of revenue to 21.7% of revenue, compared with 19.5% of revenue for the third quarter of fiscal 2005. For the first nine months of fiscal 2006, our Domestic segment’s SG&A rate was 21.5% of revenue, compared with 19.9% of revenue for the same period one year ago. Our Domestic segment’s SG&A rates for both the third quarter and first nine months of fiscal 2006 were impacted by our change in accounting for stock-based compensation, which increased our SG&A rates by 0.3% of revenue and 0.4% of revenue, respectively, compared with the same periods of the prior fiscal year. Our Domestic segment’s SG&A rates for the third quarter and first nine months were also affected by hurricane relief-effort expenses which increased the rates by 0.2% of revenue and 0.1% of revenue, respectively. The remaining 1.7% of revenue increase in our SG&A rate for the third quarter of fiscal 2006 was primarily the result of higher store operating costs, including the impact of more stores operating under the customer-centric labor model and costs associated with expanding our service business. The remaining 1.1% of revenue increase in our SG&A rate for the first nine months of fiscal 2006 was due to the same factors as in the fiscal third quarter, as well as costs related to the development of new systems to support store operations and supply chain initiatives. In addition, last year’s results for the nine-month period included $39 million of pre-tax charges incurred during the second quarter of fiscal 2005 associated with asset impairments, a legal settlement and the outsourcing of IT services.

International

The following table presents unaudited selected financial data for the International segment ($ in millions):

	Three Months Ended		Nine Months Ended
	November 26, 2005	November 27, 2004[1]	November 26, 2005	November 27, 2004[1]
Revenue	$869	$729	$2,200	$1,802
Revenue % gain	19%	21%	22%	22%
Comparable stores sales % change[2]	(0.5)%	5.0%	0.9%	5.0%
Gross profit as % of revenue	21.6%	21.9%	22.9%	22.5%
SG&A as % of revenue	22.6%	21.3%	23.2%	22.5%
Operating (loss) income	$(9)	$5	$(6)	$1
Operating (loss) income as % of revenue	(1.0)%	0.7%	(0.3)%	0.1%

1       We reclassified certain prior-year amounts as described in Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended February 26, 2005. These reclassifications had no effect on previously reported operating income or net earnings.

2       Comprised of revenue at stores and Web sites operating for at least 14 full months, as well as remodeled and expanded locations. Relocated stores are excluded from the comparable store sales calculation until at least 14 full months after reopening. The calculation of the comparable store sales percentage change excludes the effect of fluctuations in foreign currency exchange rates.

The following table reconciles International stores open at the beginning and end of the third quarter of fiscal 2006:

	Total Stores at Beginning of Third Quarter Fiscal 2006	Stores Opened	Stores Closed	Total Stores at End of Third Quarter Fiscal 2006
Future Shop stores	116	3	—	119
Canadian Best Buy stores	34	9	—	43
Canadian Geek Squad stores	—	4	—	4
Total	150	16	—	166

Note: During the third quarter of fiscal 2006, two Future shop stores were relocated. No other stores in the International segment were remodeled, relocated or expanded during the third quarter of fiscal 2006.

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

For the third quarter of fiscal 2006, our International segment’s operating loss was $9 million, compared with operating income of $5 million for the third quarter of fiscal 2005. For the first nine months of fiscal 2006, our International segment’s operating loss was $6 million, compared with operating income of $1 million for the same period one year ago. The decline in our International segment’s operating results for the third quarter of fiscal 2006 reflected an increase in the SG&A rate of 1.3% of revenue, a decrease in the gross profit rate of 0.3% of revenue and a 0.5% comparable store sales decline. For the first nine months of fiscal 2006, our International segment’s operating results reflected an increase in the SG&A rate of 0.7% of revenue, partially offset by an increase in the gross profit rate of 0.4% of revenue.

Our International segment’s revenue for the third quarter of fiscal 2006 increased 19% to $869 million, compared with $729 million for the third quarter of fiscal 2005. For the first nine months of fiscal 2006, our International segment’s revenue increased 22% to $2.2 billion, compared with $1.8 billion for the same period one year ago. Excluding the favorable effect of fluctuations in foreign currency exchange rates, International segment revenue increased 14% for the third quarter of fiscal 2006, compared with the same period one year ago. The revenue increase for the third quarter of fiscal 2006, excluding the impact of fluctuations in foreign currency exchange rates, was due to the addition of new stores in the past 12 months, partially offset by the 0.5% comparable store sales decline. For the first nine months of fiscal 2006, excluding the impact of fluctuations in foreign currency exchange rates, new store openings accounted for over nine-tenths of the revenue increase, while the remainder of the increase was due to a 0.9% comparable store sales gain.

For the third quarter of fiscal 2006, our International segment reported comparable store sales declines in the home-office and entertainment software product groups of 3.6% and 14.6%, respectively. These comparable stores sales declines were offset in part by an 11.7% comparable store sales gain in the appliances product group and a 7.6% comparable store sales gain in the consumer electronics product group.

Our International segment’s gross profit rate for the third quarter of fiscal 2006 decreased by 0.3% of revenue to 21.6% of revenue, compared with 21.9% of revenue for the third quarter of fiscal 2005. For the first nine months of fiscal 2006, our International segment’s gross profit rate was 22.9% of revenue, up from 22.5% of revenue for the same period one year ago. The decline in our International segment’s gross profit rate for the fiscal third quarter was due primarily to a more promotional environment, partially offset by increased vendor funding. The improvement in our International segment’s gross profit rate for the first nine months of fiscal 2006 was due primarily to a more profitable revenue mix, principally due to an increase in sales of higher-margin extended service contracts, and increased vendor funding.

Our International segment’s SG&A rate for the third quarter of fiscal 2006 increased by 1.3% of revenue to 22.6% of revenue, compared with 21.3% of revenue for the third quarter of fiscal 2005. For the first nine months of fiscal 2006, our International segment’s SG&A rate was 23.2% of revenue, compared with 22.5% of revenue for the same period one year ago. The increase in our International segment’s SG&A rates for both the third quarter and first nine months of fiscal 2006 was due to the deleveraging effect of lower-than-expected comparable store sales results, particularly on fixed overhead expenses, combined with incremental costs incurred to open 16 stores in third quarter fiscal 2006, including the grand opening of the Best Buy stores in Quebec, compared with 11 new store openings in the same period one year ago. The SG&A rates were also impacted by increased stock-based compensation expense, which increased the SG&A rates by approximately 0.2% of revenue for both the third quarter and first nine months of fiscal 2006, compared with the same periods of the prior fiscal year. This was partially offset with improvement in our advertising expenditure as a percentage of sales as we realized greater cost effectiveness from the larger store base for both the third quarter and the first nine months of fiscal 2006.

Consolidated

Net Interest Income

Net interest income for the third quarter and first nine months of fiscal 2006 was $14 million and $45 million, respectively, compared with net interest income of $6 million and $7 million for the third quarter and first nine months of fiscal 2005, respectively. For both the third quarter and the first nine months, the increase in net interest income was due primarily to higher average cash and short-term investment balances, and higher yields. Net interest income for the first nine months of fiscal 2006 also benefited from the recognition in July 2005 of a $4 million dividend on our investment in Golf Galaxy, Inc.

Effective Income Tax Rate

Our effective income tax rate for the third quarter and first nine months of fiscal 2006 decreased to 32.2% and 32.5%, respectively, down from 38.1% for the corresponding periods of fiscal 2005. The decrease in our effective income tax rate was due primarily to permanent benefits associated with our foreign operations, higher levels of tax-exempt interest income, and the resolution and clarification of certain state income tax matters.

Liquidity and Capital Resources

Summary

We ended the third quarter of fiscal 2006 with $3.1 billion of cash and cash equivalents and short-term investments, compared with $3.3 billion at the end of fiscal 2005 and $2.5 billion at the end of the third quarter of fiscal 2005. As of November 26, 2005, we had short-term and long-term investments, comprised of municipal and U.S. government debt securities, totaling $2.4 billion. See Note 9, Investments in Debt Securities, of the Notes to Consolidated Condensed Financial Statements in this Quarterly Report on Form 10-Q, for a summary of our investments in debt securities as of November 26, 2005.

Our current ratio, calculated as current assets divided by current liabilities, was 1.30 at the end of the third quarter of fiscal 2006, compared with 1.39 at the end of fiscal 2005 and 1.21 at the end of the third quarter of fiscal 2005.

Our debt-to-capitalization ratio, which represents the ratio of total debt, including the current portion of long-term debt, to total capitalization (total debt plus shareholders’ equity), was 11% at the end of the third quarter of fiscal 2006, down from 12% at the end of fiscal 2005 and consistent with the end of the third quarter of fiscal 2005. The improvement in our debt-to-capitalization ratio from the end of fiscal 2005 was due primarily to the repayment in May 2005 of the $54 million outstanding balance related to our master lease program. We view our debt-to-capitalization ratio as an important indicator of our credit worthiness.

Our adjusted debt-to-capitalization ratio, including capitalized operating lease obligations (rental expense for all operating leases multiplied by eight), was 50% at the end of the third quarter of fiscal 2006, compared with 51% at the end of fiscal 2005, and 53% at the end of the third quarter of fiscal 2005.

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

The following table presents a reconciliation of the numerator and denominator used in the calculation of our adjusted debt-to-capitalization ratio, including capitalized operating lease obligations ($ in millions):

	November 26, 2005	February 26, 2005	November 27, 2004
Numerator:
Debt (including current portion)	$571	$600	$486
Capitalized operating lease obligations (8 times rental expense)	4,188	4,007	4,045
Total debt (including capitalized operating lease obligations)	$4,759	$4,607	$4,531

Denominator:
Debt (including current portion)	$571	$600	$486
Capitalized operating lease obligations (8 times rental expense)	4,188	4,007	4,045
Total shareholders’ equity	4,856	4,449	3,960
Adjusted capitalization	$9,615	$9,056	$8,491

Debt-to-capitalization ratio	11%	12%	11%
Adjusted debt-to-capitalization ratio (including capitalized operating lease obligations)	50%	51%	53%

Our liquidity is affected by restricted cash balances that are pledged as collateral or restricted to use for general liability insurance, workers’ compensation insurance and warranty programs. Restricted cash and investments in debt securities, which are included in other current assets, totaled $140 million, $158 million and $70 million as of November 26, 2005; February 26, 2005; and November 27, 2004, respectively.

Cash Flows

The following table summarizes our cash flows for the first nine months of the current and last fiscal years ($ in millions):

	Nine Months Ended
	November 26, 2005	November 27, 2004
Total cash provided by (used in):
Operating activities	$411	$780
Investing activities	320	(208)
Financing activities	(285)	(343)
Effect of exchange rate changes on cash	12	21
Increase in cash and cash equivalents	$458	$250

Note: See consolidated statements of cash flows included in Item 1, Consolidated Financial Statements, of this Quarterly Report on Form 10-Q for additional information.

Cash provided by operating activities for the first nine months of fiscal 2006 totaled $411 million, compared with $780 million for the first nine months of fiscal 2005. The change was due primarily to an increase in cash used by changes in operating assets and liabilities, and was partially offset by an increase in net earnings. Net earnings were $496 million for the first nine months of fiscal 2006, an increase from $412 million for the first nine months of fiscal 2005. The changes in operating assets and liabilities were due substantially to changes in merchandise inventories, receivables and accrued income taxes. The increase in merchandise inventories was due primarily to the seasonal build-up of inventory. In addition, inventory levels increased due to the addition of new stores, expanded assortments in key product categories and improved in-stock positions in product categories that have been driving our revenue growth. Receivables increased as a result of higher business volumes. The decrease in accrued income taxes resulted mainly from a lower effective income tax rate and the timing of estimated income tax payments.

Cash provided by investing activities for the first nine months of fiscal 2006 was $320 million, compared with $208 million used in investing activities for the first nine months of fiscal 2005. The change was due primarily to increased net sales of investments partially offset by higher capital expenditures. The increase in capital expenditures was due to increased investments in our stores, including new store openings and costs associated with converting stores to the customer-centric operating model.

Cash used in financing activities was $285 million for the first nine months of fiscal 2006, compared with $343 million for the first nine months of fiscal 2005. The change was primarily the result of a decrease in long-term debt payments and increased proceeds from the issuance of common stock in connection with our stock-based compensation programs, including the shares purchased under our employee stock purchase plan, partially offset by an increase in repurchases of our common stock. The decrease in long-term debt payments was primarily a result of the June 2004 redemption of $355 million of our convertible debentures due in 2021, partially offset by the May 2005 repayment of the $54 million outstanding balance related to our master lease program. During the first nine months of fiscal 2006, we repurchased $434 million of our common stock, compared with $174 million during the first nine months of fiscal 2005.

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

Our credit ratings and outlook as of January 5, 2006, are summarized below and are consistent with the ratings and outlook reported in our Annual Report on Form 10-K for the fiscal year ended February 26, 2005:

Rating Agency	Rating	Outlook
Fitch	BBB	Positive
Moody’s	Baa3	Positive
Standard & Poor’s	BBB	Stable

Factors that can affect our credit ratings include changes in our operating performance, the economic environment, conditions in the retail and consumer electronics industries, our financial position, and changes in our business strategy. We do not currently foresee any reasonable circumstances under which our credit ratings would be significantly downgraded. However, if a downgrade were to occur, it could adversely impact, among other things, our future borrowing costs, access to capital markets, vendor financing terms and future new-store occupancy costs.

In addition, the conversion rights of the holders of our convertible debentures could be accelerated if our credit ratings were to be downgraded.

See our Annual Report on Form 10-K for the fiscal year ended February 26, 2005, for additional information regarding our sources of liquidity.

Debt and Capital

In the first nine months of fiscal 2006, we repaid $54 million of debt related to our master lease program. Other than this repayment, the amount of debt outstanding as of November 26, 2005, was essentially unchanged from the end of fiscal 2005. See our Annual Report on Form 10-K for the fiscal year ended February 26, 2005, for additional information regarding our debt and capital.

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

New Accounting Standards

In October 2005, the FASB issued FASB Staff Position (FSP) No. FAS 13-1, Accounting for Rental Costs Incurred During a Construction Period. FSP No. FAS 13-1 requires companies to expense rent payments for building or ground leases incurred during a construction period. FSP No. FAS 13-1 is effective for all interim or annual reporting periods beginning after December 15, 2005. Retrospective application is permitted, but not required. We will adopt FSP No. FAS 13-1 on a prospective basis in the first quarter of fiscal 2007. We do not believe the adoption of this new standard will have a significant impact on our statement of earnings.

Outlook

On January 6, 2006, we plan to issue a news release regarding our revenue for the fiscal month ended December 31, 2005, and the ten months then ended. Consistent with our normal practice, the news release will comment on our fourth quarter fiscal 2006 outlook. The news release will be posted on our Web site at www.BestBuy.com - under “Company Information,” select the “For Our Investors” link and then the “News Release” link.

Subsequent Event

On December 22, 2005, we agreed to acquire the assets and liabilities of Pacific Sales Kitchen and Bath Centers, Inc. (Pacific Sales), a privately owned retailer of high-end home improvement products that operates 14 showrooms in Southern California. Pacific Sales expects to generate revenue of approximately $320 million in calendar 2005. The purchase price is approximately $410 million, excluding transaction costs, and is subject to closing adjustments as specified in the purchase agreement. The purchase price will be partially offset by cash tax benefits from amortizing the purchase premium over 15 years; these cash tax benefits are worth an estimated $105 million on a present-value basis. The acqusition will be funded utilizing our existing and available cash balances. We expect the transaction to close in mid-January 2006.

We believe the acquisition of Pacific Sales will enhance our ability to expand our business using a proven and successful showroom format. Utilizing the existing showroom format, we expect to expand the number of showrooms in order to capitalize on the rapidly growing high-end segment of the U.S. appliance and home theater markets. We do not expect the pending acquisition to affect our fiscal 2006 financial results.

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

Changes in the overall level of interest rates affect interest income generated from our short-term and long-term investments in debt securities. If overall interest rates were one percentage point lower than current rates, our annual interest income would decline by approximately $24 million based on our short-term and long-term investments as of November 26, 2005.  We do not currently manage our investment interest-rate volatility risk through the use of derivative instruments.

ITEM 4. CONTROLS AND PROCEDURES

Our management, including the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer), evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act, as of November 26, 2005. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in internal control over financial reporting during the fiscal quarter ended November 26, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On December 8, 2005, a class action lawsuit captioned, “Jasmen Holloway, et. al. v Best Buy Co., Inc.,” was filed against us in the U.S. District Court for the Northern District of California. This federal court action alleges that we discriminate against women and minority individuals on the basis of gender, race, color and/or national origin in our stores with respect to recruitment, hiring, job assignments, transfers, promotions, compensation, allocation of weekly hours and other terms and conditions of employment. The plaintiffs seek an end to discriminatory policies and practices, an award of back and front pay, punitive damages and injunctive relief, including rightful place relief for all class members. We believe the allegations are without merit and intend to defend this action vigorously.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)          Stock Repurchases

Our Board of Directors authorized a $1.5 billion share repurchase program in April 2005. The program, which became effective on April 27, 2005, terminated and replaced a $500 million share repurchase program authorized by our Board of Directors in June 2004. During the third quarter of fiscal 2006, we purchased and retired 3,990,079 shares at a cost of $172 million pursuant to the $1.5 billion share repurchase program.

We consider several factors in determining when to make share repurchases including, among other things, our cash needs and the market price of our stock. We expect that cash provided by future operating activities, as well as available cash and cash equivalents and short-term investments, will be the sources of funding for our share repurchase program.

The following table presents the total number of shares purchased during the third quarter of fiscal 2006, the average price paid per share, the number of shares that were purchased as part of a publicly announced repurchase program, and the approximate dollar value of shares that may yet be purchased pursuant to the $1.5 billion share repurchase program as of November 26, 2005:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
August 28, 2005, through October 1, 2005	1,045,899	$43.52	1,045,899	$1,254,000,000
October 2, 2005, through October 29, 2005	2,153,980	42.57	2,153,980	1,163,000,000
October 30, 2005, through November 26, 2005	790,200	44.16	790,200	1,128,000,000
Total Fiscal 2006 Third Quarter	3,990,079	$43.14	3,990,079	$1,128,000,000

1       Pursuant to a $1.5 billion share repurchase program announced on April 27, 2005. There is no expiration date governing the period over which we can make our share repurchases under the $1.5 billion share repurchase program.

ITEM 6.  EXHIBITS

a.               Exhibits:

10.1 2006 Long-Term Incentive Program Award Agreement, as approved by the Board of Directors on November 8, 2005

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

BEST BUY CO., INC.
(Registrant)

Date: January 5, 2006	By:	/s/ Darren R. Jackson
Darren R. Jackson
Executive Vice President — Finance and Chief Financial Officer (principal financial and accounting officer)