Form 10-K
period 2006-02-25
BEST BUY CO INC
filed 2006-05-10
CIK 764478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 25, 2006

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission file number 1-9595

BEST BUY CO., INC.

(Exact name of registrant as specified in its charter)

Minnesota	41-0907483
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)
7601 Penn Avenue South	55423
Richfield, Minnesota	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code 612-291-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.10 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒ Yes ☐ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒       Accelerated filer ☐                 Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of August 26, 2005, was approximately $18.976 billion, computed by reference to the price of $46.01 per share, the price at which the common equity was last sold on such date as reported on the New York Stock Exchange-Composite Index. (For purposes of this calculation all of the registrant’s directors and executive officers are deemed affiliates of the registrant.)

As of April 24, 2006, the registrant had 485,671,000 shares of its Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement dated May 18, 2006 (to be filed pursuant to Regulation 14A within 120 days after the Registrant’s fiscal year-end of February 25, 2006), for the regular meeting of shareholders to be held on June 21, 2006 (Proxy Statement), are incorporated by reference into Part III.

CAUTIONARY STATEMENT PURSUANT TO THE
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act), provide a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their companies. With the exception of historical information, the matters discussed in this Annual Report on Form 10-K are forward-looking statements and may be identified by the use of words such as “believe,” “expect,” “anticipate,” “plan,” “estimate,” “intend” and “potential.” Such statements reflect our current view with respect to future events and are subject to certain risks, uncertainties and assumptions. A variety of factors could cause our future results to differ materially from the anticipated results expressed in such forward-looking statements. Readers should review Item 1A, Risk Factors, of this Annual Report on Form 10-K for a description of important factors that could cause future results to differ materially from those contemplated by the forward-looking statements made in this Annual Report on Form 10-K. In addition, general economic conditions, acquisitions and development of new businesses, product availability, sales volumes, profit margins, weather, foreign currency fluctuation, availability of suitable real estate locations, our ability to react to a disaster recovery situation, and the impact of labor markets and new product introductions on our overall profitability, among other things, could cause our future results to differ materially from those projected in any such forward-looking statements.

BEST BUY   FISCAL   2006   FORM 10-K

TABLE OF CONTENTS

PART I
Item 1.	Business.	5
Item 1A.	Risk Factors.	13
Item 1B.	Unresolved Staff Comments.	17
Item 2.	Properties.	18
Item 3.	Legal Proceedings.	19
Item 4.	Submission of Matters to a Vote of Security Holders.	22

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.	23
Item 6.	Selected Financial Data.	25
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	27
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.	50
Item 8.	Financial Statements and Supplementary Data.	51
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.	93
Item 9A.	Controls and Procedures.	93
Item 9B.	Other Information.	93

PART III
Item 10.	Directors and Executive Officers of the Registrant.	95
Item 11.	Executive Compensation.	95
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	95
Item 13.	Certain Relationships and Related Transactions.	96
Item 14.	Principal Accounting Fees and Services.	96

PART IV
Item 15.	Exhibits, Financial Statement Schedules.	97
	Signatures	99

EXHIBIT INDEX:
Exhibit 3.1
Exhibit 3.2
Exhibit 4.1
Exhibit 4.2
Exhibit 4.3
Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 10.4
Exhibit 10.5
Exhibit 10.6
Exhibit 10.7
Exhibit 10.8
Exhibit 10.9
Exhibit 10.10
Exhibit 12.1
Exhibit 21.1
Exhibit 23.1
Exhibit 23.2
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I

Item 1. Business.

Description of Business

Best Buy Co., Inc. (Best Buy, we or us) is a specialty retailer of consumer electronics, home-office products, entertainment software, appliances and related services. We operate retail stores and commercial Web sites under the brand names Best Buy (BestBuy.com and BestBuyCanada.ca), Future Shop (FutureShop.ca), Magnolia Audio Video (MagnoliaAV.com) and Geek Squad (GeekSquad.com and GeekSquad.ca). References to our Web site addresses do not constitute incorporation by reference of the information contained on the Web sites, and such information is not part of this document.

Our vision is to make life fun and easy for consumers. Our business strategy is to treat each customer as a unique individual, meeting their needs with end-to-end solutions, and engaging and energizing our employees to serve them, while maximizing overall profitability. We believe we offer consumers meaningful advantages in store environment, product value, product selection and a variety of in-store and in-home services related to the merchandise we offer, all of which advance our objectives of enhancing our business model, gaining market share and improving profitability. We believe that our strategic initiatives will further enhance our business model. Additional information on our strategic initiatives is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report on Form 10-K.

Organizational Changes

In January 2006, we announced changes to our organizational structure to support our commitment to deliver long-term, profitable growth. Specifically, effective at the beginning of fiscal 2007, Brian J. Dunn was promoted to President and Chief Operating Officer of the company, and Robert A. Willett was promoted to Chief Executive Officer — Best Buy International. In addition, Allen U. Lenzmeier has decided to remain in his current role as Vice Chairman, serving on a part-time basis to support our international expansion.

The changes reflect our strategy of driving the performance of the current business while investing in targeted long-term growth opportunities. We believe the new organizational structure increases accountability and collaboration while enabling our leadership team to focus on growth strategies and our ongoing transformation to customer centricity.

Information About Our Segments

During fiscal 2006, we operated two reportable segments: Domestic and International. The Domestic segment is comprised of all U.S. store and online operations, including Best Buy, Magnolia Audio Video and Geek Squad. Best Buy stores offer a wide variety of consumer electronics, home-office products, entertainment software, appliances and related services. Magnolia Audio Video stores offer high-end audio and video products, and services. Geek Squad offers residential and commercial computer support. The International segment is comprised of all Canadian store and online operations, including Future Shop, Best Buy and Geek Squad. The International segment offers products and services similar to those offered by the Domestic segment. However, Canadian Best Buy stores do not carry appliances.

Financial information about our segments is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 10, Segments, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Domestic Segment

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

In fiscal 2000, we also established our first online shopping site, BestBuy.com. Our “clicks-and-mortar” strategy is designed to empower consumers to research and purchase products seamlessly, either online or in our retail stores. The BestBuy.com online shopping site offers expanded assortments in all of our principal product groups.

In fiscal 2001, we acquired Magnolia Hi-Fi, Inc. — a Seattle-based, high-end retailer of audio and video products and services — to access an upscale customer segment. During fiscal 2004, Magnolia Hi-Fi began doing business as Magnolia Audio Video.

In fiscal 2003, we acquired Geek Squad, Inc. (Geek Squad). Geek Squad provides residential and commercial computer support services. We acquired Geek Squad to further our plans of providing technology support services to customers. We have since expanded Geek Squad service to be available in all U.S. Best Buy stores, as well as in 12 stand-alone stores, with more than 12,000 agents. Our goal is to build Geek Squad into North America’s largest consumer provider of computer repair, support and services, and we believe that over time it will become a significant component of our business.

In fiscal 2005, we opened our first Magnolia Home Theater store-within-a-store experience within a U.S. Best Buy store. We believe Magnolia Home Theater — with its high-end brands, home-like displays and specially trained employees — offers a unique solution for our customers. The Magnolia Home Theater store-within-a-store experience was offered in 107 and 23 U.S. Best Buy stores, at February 25, 2006, and February 26, 2005, respectively.

In fiscal 2005, we converted 67 U.S. Best Buy stores to our customer centricity operating model (segmented stores). Segmented stores offer variations in product assortments, staffing, promotions and store design, and are tailored toward key customer segments. The segmented stores tailor their store merchandising, staffing, marketing and presentation to address specific customer groups, including affluent professional males, young entertainment enthusiasts who appreciate a digital lifestyle, upscale suburban moms, families who are practical technology adopters and small businesses.

During fiscal 2006, based on the segmented stores’ operating results, as well as positive customer feedback, we continued to expand the roll-out of the customer centricity operating model. During fiscal 2006, we opened or converted 233 U.S. Best Buy stores to the customer centricity operating model. At the end of fiscal 2006, we operated 300 segmented stores, or 40% of total U.S. Best Buy stores.

During fiscal 2007, we plan to transition all remaining U.S. Best Buy stores to the customer centricity operating model. We plan to add the Magnolia Home Theater store-within-a-store experience to approximately 200 U.S. Best Buy stores and expand the products and services we offer to small businesses in at least 120 U.S. Best Buy stores in fiscal 2007. Further, we plan to refine our store and support functions to an integrated operating model that supports customer centricity.

At February 25, 2006, we operated 742 U.S. Best Buy stores in 49 states and the District of Columbia that averaged approximately 41,300 retail square feet. Collectively, U.S. Best Buy stores totaled approximately 30.6 million retail square feet at the end of fiscal 2006, or about 90% of our total retail square footage. For fiscal 2006, U.S. Best Buy retail stores generated average revenue of approximately $38.9 million per store.

At February 25, 2006, we operated 20 Magnolia Audio Video stores in California, Washington and Oregon that averaged approximately 9,700 retail square feet. Collectively, Magnolia Audio Video stores totaled approximately 194,000 retail square feet at the end of fiscal 2006, less than 1% of our total retail square footage. For fiscal 2006, Magnolia Audio Video retail stores generated average revenue of approximately $8.2 million per store.

International Segment

Our International segment was established in connection with our acquisition of Canada-based Future Shop Ltd. in fiscal 2002. The Future Shop acquisition provided us with an opportunity to increase revenue, gain market share and leverage our operational expertise in consumer electronics retailing. Since the acquisition, we have continued to build on Future Shop’s position as the leading consumer electronics retailer in Canada.

During fiscal 2003, we launched our dual-branding strategy in Canada by introducing the Best Buy brand. The dual-branding strategy allows us to retain Future Shop’s brand equity and attract more customers by offering a choice of store experiences. As we expand the presence of Best Buy stores in Canada, we expect to gain continued operating efficiencies by leveraging our capital investments, supply chain management, advertising, merchandising and administrative functions. Our goal is to reach differentiated customers with each brand by giving them the unique shopping experiences they desire. The primary differences between our two Canadian brands are:

In-store experience — The customer’s interaction with store employees is different at each of the two brands. Future Shop stores have mostly commissioned sales associates who take a more proactive role in assisting customers. Through their expertise and attentiveness, the sales associate drives the transaction. In contrast, Canadian Best Buy store employees are noncommissioned, and the stores offer more interactive displays and grab-and-go merchandising. This design allows the customer to drive the transaction as they experience the products themselves, with store employees available to demonstrate and explain product features.

Store size — At the end of fiscal 2006, the average Future Shop store was approximately 20,700 retail square feet, compared with an average of approximately 25,400 retail square feet for Canadian Best Buy stores. Canadian Best Buy stores generally have wider aisles, as well as more square footage devoted to entertainment software. Further, Canadian Best Buy stores do not carry appliances.

We have expanded Geek Squad service to be available in all Canadian Best Buy stores, as well as in five stand-alone stores.

At February 25, 2006, we operated 118 Future Shop stores throughout all Canadian provinces and 44 Canadian Best Buy stores in Ontario, Quebec, Alberta, British Columbia, Manitoba and Saskatchewan. Collectively, International stores totaled approximately 3.6 million retail square feet at the end of fiscal 2006, or about 10% of our total retail square footage. For fiscal 2006, International retail stores generated average revenue of approximately $22.7 million per store.

As previously announced, we have begun exploring the opportunity of expanding outside of North America. In fiscal 2007 we expect to open our first store in Shanghai, China.

Acquisitions

In the third quarter of fiscal 2006, we acquired certain assets of AV Audiovisions, Inc., a California company, for $7 million; in the fourth quarter of fiscal 2006, we acquired Howell & Associates, Inc., an Ontario company, for $1 million. Both companies specialize in the design, sales and installation of high-end home entertainment systems.

In the first quarter of fiscal 2007, we acquired Pacific Sales Kitchen and Bath Centers, Inc. (Pacific Sales). Pacific Sales, based in southern California, operates 14 showrooms that cater to home-remodeling customers. In calendar 2005, Pacific Sales generated revenue of approximately $325 million. The company specializes in the sales of premium kitchen appliances, plumbing fixtures, home entertainment products and home furnishings. We acquired Pacific Sales to enhance our ability to grow with an attractive customer base and sell premium brands using a proven and successful showroom format. We expect to expand the number of Pacific Sales stores in order to capitalize on the rapidly growing high-end segment of the U.S. appliance market. Pacific Sales’ results of operations will be included in our Domestic segment results starting in fiscal 2007.

Discontinued Operations

We acquired Musicland Stores Corporation in fiscal 2001. The original strategy behind our Musicland acquisition was to bring Best Buy’s core competencies in retailing consumer electronics to new customer segments, including segments typically underserved by our Best Buy stores. However, the Musicland acquisition did not meet our financial objectives. In fiscal 2004, we sold our interest in Musicland. The transaction resulted in the transfer of all of Musicland’s assets other than a distribution center in Franklin, Indiana, and selected nonoperating assets. The sale of our interest in Musicland has allowed us to focus on our core businesses, which are our primary growth and profit drivers. Musicland’s financial results have been classified separately as discontinued operations in our consolidated financial statements for all periods presented.

Operations

Domestic Segment

U.S. Best Buy store operations are organized into eight territories. Each territory is divided into districts and is under the management of a retail field officer who oversees store performance through district managers. District managers monitor store operations and meet regularly with store managers to discuss merchandising, new product introductions, sales promotions, customer loyalty programs, employee satisfaction surveys and store operating performance. Similar meetings are conducted at the corporate level with divisional and regional management. Each district also has a loss prevention manager, with product security personnel employed at each store to control physical inventory losses. Advertising, merchandise buying and pricing, as well as inventory policies are centrally controlled.

U.S. Best Buy stores are generally open 78 hours per week, seven days a week, with extended holiday hours. An average store is typically staffed by one general manager and five managers. The average staff per store in fiscal 2006 was approximately 132 employees and varied by store depending on sales volumes.

U.S. Best Buy stores follow a standardized and detailed operating procedure called our Standard Operating Platform (SOP). The SOP includes procedures for inventory management, transaction processing, customer relations, store administration, product sales and services, and merchandise display. All stores operate in the same manner under the SOP.

Magnolia Audio Video stores are typically managed by a store manager, an audio/video sales manager and, if the store contains mobile products, a mobile electronics sales manager. Magnolia Audio Video stores are generally open 72 hours per week, seven days a week. Depending on an individual store’s volume and product offerings, store staffing includes six to 20 commissioned sales personnel and one to eight hourly personnel. Corporate management for Magnolia Audio Video stores centrally controls advertising, merchandise buying and pricing, as well as inventory policies.

International Segment

International store operations are organized to support two brands, each headed by a vice president. Each vice president has national management who closely monitors store operations and meets regularly with store managers to review management and staff training programs, customer feedback and requests, store operating performance and other matters. Meetings involving store management, product managers, advertising, financial and administrative staff, as well as senior management, are held quarterly to review operating results and to establish future objectives.

International stores are generally open 60 to 75 hours per week, seven days a week. A typical Future Shop store is staffed by a general manager, an operations manager, several department managers and 48 to 95 sales associates, as well as part-time sales associates. A typical Canadian Best Buy store is staffed with a general manager; assistant managers for operations, merchandising, inventory and sales; and 80 to 110 sales associates, including full-time and part-time sales associates. The number of sales associates is dependent upon store size and sales volume.

International stores use a standardized operating system. The operating system includes procedures for inventory management, transaction processing, customer relations, store administration, staff training and performance appraisals, as well as merchandise display. Advertising, merchandise buying and pricing, and inventory policies are centrally controlled.

Merchandise

Domestic Segment

U.S. Best Buy stores offer merchandise in four product groups: consumer electronics, home-office, entertainment software and appliances. Consumer electronics, the largest product group for fiscal 2006 based on revenue, consists of video and audio products and services. Video products include televisions, digital cameras, DVD players, digital camcorders and accessories. Audio products include MP3 players, home theater audio systems, mobile electronics including car stereo and satellite radio products, and related accessories. The home-office product group includes notebook and desktop computers, computer support services, telephones, networking and accessories. Entertainment software products include DVD movies, video game hardware and software, CDs, computer software and subscriptions. The appliances product group includes major appliances as well as vacuums, small electrics, housewares and services.

We also provide a variety of services related to the merchandise offered within the product groups. In-store services include computer set-up, repair and software installation, as well as the installation of mobile electronics. In-home services include computer set-up, repair, software installation and home networking, and the delivery and installation of appliances and home theater systems. Services were not a significant part of our revenue in fiscal 2006. Our services business does generally provide higher gross margins than our merchandise assortment and has been a contributor to year-over-year gross margin gains. However, the infrastructure supporting that business has also increased our selling, general and administrative expenses (SG&A) rate. We expect to grow our services business such that over time service revenue will become a more significant component of our business.

Magnolia Audio Video stores offer merchandise in two product groups: consumer electronics and home-office. Consumer electronics, the largest product group for fiscal 2006 based on revenue, consists of video and audio products. Video products include digital televisions, DVD players, digital broadcast satellite systems, digital imaging, home theater installation, warranties and accessories. Audio products include home audio components, mobile electronics, home theater audio systems, warranties and accessories. The home-office product group consists primarily of home theater furniture.

International Segment

International stores offer merchandise in four product groups: consumer electronics, home-office, entertainment software and appliances. Consumer electronics, the largest product group for fiscal 2006 based on revenue, consists of video and audio products. Video products include televisions, digital cameras, DVD players, digital camcorders and accessories. Audio products include MP3 players, home audio components, car stereos, speakers and accessories. The home-office product group includes desktop and notebook computers, telephones and accessories.

Entertainment software products include DVDs, video game hardware and software, computer software and CDs. The appliances product group includes major appliances as well as small electrics, vacuums and housewares. Canadian Best Buy stores do not carry appliances.

Although the two store brands of our International segment carry similar product categories, there are differences in product brands and depth of selection within product categories. On average, approximately 42% of the product assortment (excluding entertainment software) overlaps between the two store brands.

Distribution

Domestic Segment

Generally, U.S. Best Buy stores’ merchandise, except for major appliances and large-screen televisions, is shipped directly from manufacturers to our distribution centers located in California, Georgia, Indiana, Minnesota, New York, Ohio, Oklahoma and Virginia. Major appliances and large-screen televisions are shipped to satellite warehouses in each major market. U.S. Best Buy stores are dependent upon the distribution centers for inventory storage and shipment of most merchandise. However, in order to meet release dates for selected products and to improve inventory management, certain merchandise is shipped directly to the stores from our suppliers. All inventory is bar-coded and scanned to ensure accurate tracking. In addition, a computerized inventory replenishment program is used to manage inventory levels at each store. On average, U.S. Best Buy stores receive product shipments two or three times a week, depending on sales volume. Contract carriers ship merchandise from the distribution centers to stores. Generally, online merchandise sales are either picked up at U.S. Best Buy stores or fulfilled directly to customers through our distribution centers.

Magnolia Audio Video stores’ merchandise is received and warehoused at either a distribution center in Washington, a distribution center in California or the U.S. Best Buy distribution center in California. All inventory is bar-coded and scanned to ensure accurate tracking. In addition, a computerized inventory replenishment program is used to manage inventory levels at each store. Merchandise is delivered to stores an average of three times each week pursuant to an in-house distribution system.

International Segment

Our International stores’ merchandise is shipped directly from our suppliers to our distribution centers in British Columbia and Ontario. Our International stores are dependent upon the distribution centers for inventory storage and shipment of most merchandise. However, in order to meet release dates for selected products and to improve inventory management, certain merchandise is shipped directly to the stores from manufacturers and distributors. All inventory is bar-coded and scanned to ensure accurate tracking. In addition, a computerized inventory replenishment program is used to manage inventory levels at each store. Our International stores typically receive product shipments twice a week, with accelerated shipments during periods of high sales volume. Contract carriers ship merchandise from the distribution centers to stores.

Suppliers

Our strategy depends, in part, upon our ability to offer customers a broad selection of name-brand products and, therefore, our success is dependent upon satisfactory and stable supplier relationships. For fiscal 2006, our 20 largest suppliers accounted for approximately three-fifths of the merchandise we purchased, with five suppliers — Sony, Hewlett-Packard, Gateway, Toshiba and Apple — representing approximately one-third of total merchandise purchased. The loss of or disruption in supply from any one of these major suppliers could have a material adverse effect on our revenue and earnings. We generally do not have long-term written contracts with our major suppliers that would require them to continue supplying us with merchandise. We have no indication that any of our suppliers will discontinue selling us merchandise. We have not experienced significant difficulty in maintaining satisfactory sources of supply, and we generally expect that adequate sources of supply will continue to exist for the types of merchandise sold in our stores.

We operate three global sourcing offices in China in order to purchase products directly from Asian manufacturers. These offices have improved our product sourcing efficiency and provide us with the capability to offer private-label products that complement our existing product assortment. In the future, we expect purchases from our global sourcing offices to increase as a percentage of total purchases. We also believe that the expected increase in our global sourcing volumes will help drive gross profit rate improvements by lowering our overall product cost.

Store Development

The addition of new stores has played, and we believe will continue to play, a significant role in our growth and success. Our store development program has historically focused on entering new markets; adding stores within existing markets; and relocating, remodeling and expanding existing stores. During fiscal 2006, we opened 105 new stores, converted 163 existing U.S. Best Buy stores to our customer centricity operating model, relocated 16 other stores and remodeled three other stores. While a majority of the new stores opened in fiscal 2006 were in existing markets, some were in new markets, including the opening of Canadian Best Buy stores in Quebec. During fiscal 2006 we closed one U.S. Geek Squad store and one Future Shop store.

The following table reconciles U.S. Best Buy stores open at the beginning and end of each of the last five fiscal years (excluding 12, six and one Geek Squad stand-alone stores at the end of fiscal 2006, fiscal 2005 and fiscal 2004, respectively):

Fiscal Year	Stores Opened	Stores Closed	Total Stores at End of Fiscal Year
Balance forward	NA	NA	419
2002	62	—	481
2003	67	—	548
2004	60	—	608
2005	61	1	668
2006	74	—	742

The following table reconciles Magnolia Audio Video stores open at the beginning and end of each of the last five fiscal years:

Fiscal Year	Stores Opened	Stores Closed	Total Stores at End of Fiscal Year
Balance forward	NA	NA	13
2002	—	—	13
2003	6	—	19
2004	3	—	22
2005	—	2	20
2006	—	—	20

The following table reconciles Future Shop stores open at the beginning and end of each fiscal year since the date of acquisition:

Fiscal Year	Stores Opened	Stores Closed	Total Stores at End of Fiscal Year
Balance forward(1)	NA	NA	91
2002	4	—	95
2003	9	—	104
2004	4	—	108
2005	6	—	114
2006	5	1	118

(1)                  As of the date of acquisition, November 4, 2001

The following table reconciles Canadian Best Buy stores open at the beginning and end of each fiscal year since inception of the International segment (excluding five Geek Squad stores at the end of fiscal 2006):

Fiscal Year	Stores Opened	Stores Closed	Total Stores at End of Fiscal Year
Balance forward	NA	NA	NA
2002	—	—	—
2003	8	—	8
2004	11	—	19
2005	11	—	30
2006	14	—	44

During fiscal 2007, we expect to open nearly 90 new stores in the United States and Canada (not including the stores acquired in the Pacific Sales acquisition). Most of the new stores will be opened in markets where we already have stores, leveraging our infrastructure and making shopping more convenient for our customers. We anticipate opening 75 to 80 U.S. Best Buy stores, as well as relocating 10 to 15 existing U.S. Best Buy stores. We also expect to open approximately three Best Buy stores in Canada. We anticipate opening four to five Future Shop stores, as well as relocating approximately four existing stores. On a long-term basis, we plan to operate at least 1,200 stores in North America. Additionally, in fiscal 2007 we expect to open our first store in Shanghai, China.

Additional information regarding our Outlook for Fiscal 2007 is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report on Form 10-K.

Intellectual Property

We believe we own valuable intellectual property including trademarks, service marks and tradenames, some of which are of material importance to our business, and include “Best Buy,” “Yellow Tag” logo, “Geek Squad,” “Future Shop,” “Magnolia Audio Video” and “Pacific Sales.” Some of our intellectual property is the subject of numerous United States and foreign trademark and service mark registrations. We believe our intellectual property has significant value and is an important factor in the marketing of our company, our stores and our Web sites. We are not aware of any facts that could negatively impact our continuing use of any of our intellectual property.

In accordance with accounting principles generally accepted in the United States (GAAP), our balance sheets include the cost of acquired intellectual property only. The only material acquired intellectual property presently included in our balance sheets is the Future Shop tradename, which had a carrying value of $44 million at the end of fiscal 2006. The value of the Future Shop tradename is based on the continuation of the Future Shop brand in Canada and currently is considered an indefinite-lived intangible asset. If we ever were to abandon the Future Shop brand, we would incur an impairment charge based on the then-carrying value of the Future Shop tradename.

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

Competition

The consumer electronics and home-office retail industry is highly competitive. Our stores compete against other consumer electronics retailers, specialty home-office retailers, mass merchants, home-improvement superstores and a growing number of direct-to-consumer alternatives. Our stores also compete against independent dealers, regional chain discount stores, wholesale clubs, video rental stores and other specialty retail stores. Mass merchants continue to increase their assortment of consumer electronics products, primarily those that are less complex to sell, install and operate and have been expanding their product offerings into higher-end categories. Similarly, large home-improvement retailers are expanding their assortment of appliances. In addition, consumers are increasingly downloading entertainment and computer software directly via the Internet.

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

Environmental Matters

We are not aware of any federal, state or local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, that have materially affected, or will materially affect, our net earnings or competitive position, or have resulted or will result in material capital expenditures. During fiscal 2006, there were no material capital expenditures for environmental control facilities and no such material expenditures are anticipated.

Number of Employees

At the end of fiscal 2006, we employed approximately 128,000 full-time, part-time and seasonal employees. We consider our employee relations to be good. There are currently no collective bargaining agreements covering any of our employees, and we have not experienced a strike or work stoppage.

Financial Information About Geographic Areas

We operate two reportable segments: Domestic and International. Financial information regarding the Domestic and International geographic areas is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 10, Segments, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Available Information

We are subject to the reporting requirements of the Exchange Act and its rules and regulations. The Exchange Act requires us to file reports, proxy statements and other information with the Securities and Exchange Commission (SEC). Copies of these reports, proxy statements and other information can be read and copied at:

SEC Public Reference Room
100 F Street NE
Washington, D.C. 20549

Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

The SEC maintains a Web site that contains reports, proxy statements and other information regarding issuers that file electronically with the SEC. These materials may be obtained electronically by accessing the SEC’s home page at http://www.sec.gov.

We make available, free of charge on our Web site, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file these documents with, or furnish them to, the SEC. These documents are posted on our Web site at www.BestBuy.com — select the “For Our Investors” link and then the “SEC Filings” link.

We also make available, free of charge on our Web site, the charters of the Audit Committee, Compensation and Human Resources Committee, and Nominating, Corporate Governance and Public Policy Committee, as well as the Corporate Governance Principles of our Board of Directors (Board) and our Code of Business Ethics (including any amendment to, or waiver from, a provision of our Code of Business Ethics) adopted by our Board. These documents are posted on our Web site at www.BestBuy.com — select the “For Our Investors” link and then the “Corporate Governance” link.

Copies of any of the above-referenced information will also be made available, free of charge, upon written request to:

Best Buy Co., Inc.
Investor Relations Department
7601 Penn Avenue South
Richfield, MN 55423-3645

Item 1A. Risk Factors.

Described below are certain risks that our management believes are applicable to our business and the industry in which we operate. There may be additional risks that are not presently material or known. There are also risks within the economy and the capital markets, both domestically and internationally, that affect business generally, and our company and industry as well, such as inflation; higher interest rates; higher fuel and other energy costs; higher transportation costs; higher costs of labor, insurance and healthcare; foreign exchange rate fluctuations; and higher levels of unemployment, which have not been described. You should carefully consider each of the following risks and all other information set forth in this Annual Report on Form 10-K.

If any of the events described below occur, our business, financial condition, results of operations, liquidity or access to the capital markets could be materially adversely affected. The following risks could cause our actual results to differ materially from our historical experience and from results predicted by forward-looking statements made by us or on our behalf related to conditions or events that we anticipate may occur in the future. All forward-looking statements made by us or on our behalf are qualified by the risks described below.

If we do not anticipate and respond to changing consumer preferences in a timely manner, our operating results could suffer.

Our business depends, in large part, on our ability to introduce successfully new products, services and technologies to consumers, the frequency of such introductions, the level of consumer acceptance, and the related impact on the demand for existing products, services and technologies. Failure to predict accurately constantly changing consumer tastes, preferences, spending patterns and other lifestyle decisions, or to address effectively consumer concerns, could have a material adverse effect on our revenue, results of operations and standing with our customers.

Our growth is dependent on the success of our strategies.

Our growth is dependent on our ability to identify, develop and execute strategies. While we believe customer centricity and the pursuit of international growth opportunities will enable us to grow our business, misjudgments could have a material adverse effect on our business, financial condition and results of operations.

Our results of operations could deteriorate if we fail to attract, develop and retain qualified employees.

Our performance is dependent on attracting and retaining a large and growing number of employees. We believe our competitive advantage is providing unique end-to-end solutions for each individual customer, which requires us to have highly trained and engaged employees. Our success depends in part upon our ability to attract, develop and retain a sufficient number of qualified employees, including store, service and administrative personnel. The turnover rate in the retail industry is high, and qualified individuals of the requisite caliber and number needed to fill these positions may be in short supply in some areas. Competition for such qualified individuals could require us to pay higher wages to attract a sufficient number of employees. Our inability to recruit a sufficient number of qualified individuals in the future may delay planned openings of new stores or affect the speed to enter new growth areas such as Best Buy For Business and services. Delayed store openings, significant increases in employee turnover rates or significant increases in labor costs could have a material adverse effect on our business, financial condition and results of operations.

We face strong competition from traditional store-based retailers, Internet businesses and other forms of retail commerce, which could materially affect our revenue and profitability.

The retail business is highly competitive. We compete for customers, employees, locations, products and other important aspects of our business with many other local, regional, national and international retailers. Pressure from our competitors, some of which have a greater market presence than we do, could require us to reduce our prices or increase our costs of doing business. As a result of this competition, we may experience lower revenue and/or higher operating costs, which could materially adversely affect our results of operations.

Our growth strategy includes expanding our business, both in existing markets and by opening stores in new markets.

Our future growth is dependent, in part, on our ability to build or lease new stores. We compete with other retailers and businesses for suitable locations for our stores. Local land use, local zoning issues, environmental regulations and other regulations applicable to the types of stores we desire to construct may impact our ability to find suitable locations, and also influence the cost of constructing and leasing our stores. We also may have difficulty negotiating leases or real estate purchase agreements on acceptable terms. Failure to manage these and other similar factors effectively will affect our ability to build or lease new stores, which may have a material adverse effect on our future profitability.

We seek to expand our business in existing markets in order to attain a greater overall market share. Because our stores typically draw customers from their local areas, a new store may draw customers away from our nearby existing stores and may cause comparable store sales performance and customer traffic at those existing stores to decline.

We also intend to open stores in new markets. The risks associated with entering a new market include difficulties in attracting customers due to a lack of customer familiarity with our brand, our lack of familiarity with local customer preferences and seasonal differences in the market. In addition, entry into new markets may bring us into competition with new competitors or with existing competitors with a large, established market presence. And while we have a strong track record of profitable new store growth, we cannot ensure that our new stores will be profitably deployed; as a result, our future profitability may be materially adversely affected.

Risks associated with the vendors from whom our products are sourced could materially adversely affect our revenue and gross profit.

The products we sell are sourced from a wide variety of domestic and international vendors. Global sourcing is becoming an increasingly important part of our business and positively affects our financial performance. Our 20 largest suppliers account for approximately three-fifths of the merchandise we purchase. If any of our key vendors fails to supply us with products, we may not be able to meet the demands of our customers and revenue could decline. We require all of our vendors to comply with applicable laws, including labor and environmental laws, and otherwise be certified as meeting our required vendor standards of conduct. Our ability to find qualified vendors who meet our standards and supply products in a timely and efficient manner is a significant challenge, especially with respect to goods sourced from outside the United States. Political or financial instability, merchandise quality issues, trade restrictions, tariffs, currency exchange rates, transportation capacity and costs, inflation, outbreak of pandemics and other factors relating to foreign trade are beyond our control. These and other issues affecting our vendors could materially adversely affect our revenue and gross profit.

We are subject to certain regulatory and legal developments which could have a material adverse impact on our business.

Our regulatory and legal environment exposes us to complex compliance and litigation risks that could materially affect our operations and financial results. In our major global markets, we are subject to increasing regulations, which increase our cost of doing business. The most significant compliance and litigation risks we face are:

•        The difficulty in complying with sometimes conflicting regulations in local, national or international jurisdictions and new or changing regulations that affect how we operate;

•        The impact of changes in tax laws (or interpretations thereof);

•        The impact of litigation trends, including class actions involving consumers and shareholders, and labor and employment matters; and

•        The significant uncertainties of operating globally, including the costs and difficulties of managing international operations, foreign currencies, complex laws, contractual obligations and intellectual property rights.

We rely heavily on our management information systems for inventory management, distribution and other functions. If our systems fail to perform these functions adequately or if we experience an interruption in their operation, our business and results of operations could be materially adversely affected.

The efficient operation of our business is dependent on our management information systems. We rely heavily on our management information systems to manage our order entry, order fulfillment, pricing, point-of-sale and inventory replenishment processes. The failure of our management information systems to perform as we anticipate could disrupt our business and could result in decreased revenue, increased overhead costs and excess or out-of-stock inventory levels, causing our business and results of operations to suffer materially.

A disruption in our relationship with Accenture, who manages our information technology and human resources operations, could materially adversely affect our business and results of operations.

We have engaged Accenture Ltd to manage our information technology and human resources operations. We rely heavily on our management information systems for inventory management, distribution and other functions. We also rely heavily on human resources support to attract, develop and retain a sufficient number of qualified employees. Any disruption in our relationship with Accenture could result in decreased revenue and increased overhead costs, causing our business and results of operations to suffer materially.

Failure to protect the integrity and security of our customers’ information could expose us to litigation and materially damage our standing with our customers.

The increasing costs associated with information security — such as increased investment in technology, the costs of compliance with consumer protection laws and costs resulting from consumer fraud — could cause our business and results of operations to suffer materially. Additionally, the success of our online operations depends upon the secure transmission of confidential information over public networks, including the use of cashless payments. While we are taking significant efforts to protect customer and confidential information, there can be no assurance that advances in computer capabilities, new discoveries in the field of cryptography or other developments will prevent the compromise of our customer transaction processing capabilities and personal data. If any such compromise of our security were to occur, it could have a material adverse effect on our reputation, business, operating results and financial condition and may increase the costs we incur to protect against such security breaches.

Failure in our pursuit or execution of new business ventures, strategic alliances and acquisitions could have a material adverse impact on our business.

Our growth strategy includes expansion via new business ventures, strategic alliances and acquisitions. While we employ several different valuation methodologies to assess a potential growth opportunity, we can give no assurance that new business ventures and strategic alliances will positively affect our financial performance. Acquisitions may result in difficulties in assimilating acquired companies, and may result in the diversion of our capital and our management’s attention from other business issues and opportunities. We may not be able to integrate companies that we acquire successfully, including their personnel, financial systems, distribution, operations and general operating procedures. If we fail to integrate acquired companies successfully, our business could suffer materially. We may also encounter challenges in achieving appropriate internal control over financial reporting in connection with the integration of an acquired company. In addition, the integration of any acquired company, and its financial results, into ours may have a material adverse effect on our operating results.

We are highly dependent on the cash flows and net earnings we generate during our fourth fiscal quarter, which includes the majority of the holiday selling season.

Approximately one-third of our revenue and more than one-half of our net earnings are generated in our fourth fiscal quarter, which includes the majority of the holiday selling season. Unexpected events or developments such as natural disasters, man-made disasters and adverse economic conditions in our fourth quarter could have a material adverse effect on our revenue and earnings.

The foregoing should not be construed as an exhaustive list of all factors that could cause actual results to differ materially from those expressed in forward-looking statements made by us or on our behalf.

Item 1B. Unresolved Staff Comments.

At February 25, 2006, there were no unresolved comments from the SEC staff regarding our periodic or current reports.

Item 2. Properties.

Stores, Distribution Centers and Corporate Facilities

The following table summarizes the geographic location of our stores at the end of fiscal 2006:

	Domestic Segment			International Segment
	U.S. Best Buy Stores	Magnolia Audio Video Stores	U.S. Geek Squad Stores	Canadian Best Buy Stores	Future Shop Stores	Canadian Geek Squad Stores
Alabama	8	—	—	—	—	—
Alaska	1	—	—	—	—	—
Arizona	16	—	—	—	—	—
Arkansas	4	—	—	—	—	—
California	80	11	2	—	—	—
Colorado	12	—	1	—	—	—
Connecticut	10	—	—	—	—	—
Delaware	3	—	—	—	—	—
District of Columbia	1	—	—	—	—	—
Florida	41	—	—	—	—	—
Georgia	23	—	3	—	—	—
Hawaii	2	—	—	—	—	—
Idaho	4	—	—	—	—	—
Illinois	42	—	—	—	—	—
Indiana	18	—	—	—	—	—
Iowa	12	—	—	—	—	—
Kansas	7	—	—	—	—	—
Kentucky	7	—	—	—	—	—
Louisiana	8	—	—	—	—	—
Maine	2	—	—	—	—	—
Maryland	17	—	—	—	—	—
Massachusetts	19	—	—	—	—	—
Michigan	30	—	—	—	—	—
Minnesota	19	—	2	—	—	—
Mississippi	5	—	—	—	—	—
Missouri	17	—	—	—	—	—
Montana	3	—	—	—	—	—
Nebraska	4	—	—	—	—	—
Nevada	6	—	—	—	—	—
New Hampshire	6	—	—	—	—	—
New Jersey	18	—	—	—	—	—
New Mexico	5	—	—	—	—	—
New York	33	—	—	—	—	—
North Carolina	22	—	—	—	—	—
North Dakota	4	—	—	—	—	—
Ohio	33	—	—	—	—	—
Oklahoma	6	—	—	—	—	—
Oregon	6	2	—	—	—	—
Pennsylvania	24	—	—	—	—	—
Rhode Island	1	—	—	—	—	—
South Carolina	9	—	—	—	—	—
South Dakota	2	—	—	—	—	—
Tennessee	10	—	—	—	—	—
Texas	74	—	3	—	—	—
Utah	7	—	—	—	—	—
Vermont	1	—	—	—	—	—
Virginia	23	—	—	—	—	—
Washington	16	7	—	—	—	—
West Virginia	2	—	—	—	—	—
Wisconsin	19	—	1	—	—	—
Wyoming	—	—	—	—	—	—
Alberta	—	—	—	7	15	—
British Columbia	—	—	—	6	21	3
Manitoba	—	—	—	2	5	—
New Brunswick	—	—	—	—	3	—
Newfoundland	—	—	—	—	1	—
Nova Scotia	—	—	—	—	2	—
Ontario	—	—	—	20	45	2
Prince Edward Island	—	—	—	—	1	—
Quebec	—	—	—	8	22	—
Saskatchewan	—	—	—	1	3	—
Total	742	20	12	44	118	5

Note: At the end of fiscal 2006, we owned 52 of our U.S. Best Buy stores and three of our Canadian Best Buy stores. All other stores at the end of fiscal 2006 were leased.

Domestic Segment

At the end of fiscal 2006, we operated 742 U.S. Best Buy stores, 20 Magnolia Audio Video stores and 12 Geek Squad stores, totaling approximately 30.8 million retail square feet.

The operations of the Domestic segment are serviced by the following distribution centers:

Location	Square Footage	Owned or Leased
Dinuba, California	1,028,000	Owned
Findlay, Ohio	1,010,000	Leased
Nichols, New York	720,000	Owned
Ardmore, Oklahoma(1)	720,000	Owned
Franklin, Indiana	714,000	Owned
Staunton, Virginia	709,000	Leased
Dublin, Georgia	638,000	Leased
Bloomington, Minnesota	425,000	Leased
Kent, Washington	54,000	Leased
Hayward, California	13,000	Leased
Total	6,031,000

(1)                  During fiscal 2005, we opened a new distribution center in Ardmore, Oklahoma. The new and larger distribution center replaced a 566,000-square-foot owned distribution center also located in Ardmore. The 566,000-square-foot owned distribution center is currently being marketed for sale or lease.

We lease space in 13 satellite warehouses in major metropolitan markets for home delivery of major appliances and large-screen televisions. U.S. Best Buy stores utilize approximately 2.7 million square feet in these warehouses.

Our principal corporate office is located in Richfield, Minnesota, and is an owned facility consisting of four interconnected buildings totaling approximately 1.5 million square feet. During fiscal 2006 we sold a 360,000-square-foot facility in Eden Prairie, Minnesota, which previously served as our principal corporate office. At the end of fiscal 2006, we also leased approximately 420,000 square feet of additional office space.

International Segment

At the end of fiscal 2006, we operated 118 Future Shop stores, 44 Canadian Best Buy stores and five Geek Squad stores, totaling approximately 3.6 million retail square feet.

The operations of our International segment are serviced by two leased distribution centers located in Langley, British Columbia, and Brampton, Ontario. The British Columbia distribution center is 419,000 square feet, and the Ontario distribution center is 1,041,000 square feet. During fiscal 2007, we expect to open another leased distribution center in Brampton, Ontario, having approximately 79,000 square feet.

The principal offices for our International segment are located in a 141,000-square-foot leased facility in Burnaby, British Columbia. At the end of fiscal 2006, we also leased 60,000 square feet of additional office space for various International segment regional offices in Ontario, Quebec, British Columbia and Alberta.

Global Sourcing

In support of our global sourcing initiative, we lease office space in China totaling approximately 32,000 square feet at the end of fiscal 2006.

Operating Leases

Almost all of our stores and a majority of our distribution facilities are leased. Terms of the lease agreements generally range from 10 to 20 years. Most of the leases contain renewal options and escalation clauses.

Additional information regarding our operating leases is available in Note 7, Leases, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Item 3. Legal Proceedings.

On December 8, 2005, a purported class action lawsuit captioned, Jasmen Holloway, et. al. v Best Buy Co., Inc., was filed in the U.S. District Court for the Northern District of California alleging we discriminate against women and minority individuals on the basis of gender, race, color and/or national origin with respect to our employment policies and practices. The action seeks an end to discriminatory policies and practices, an award of back and front pay, punitive damages and injunctive relief, including rightful place relief for all class members. We believe the allegations are without merit and intend to defend this action vigorously.

We are involved in various other legal proceedings arising in the normal course of conducting business. We believe the amounts provided in our consolidated financial statements, as prescribed by accounting principles generally accepted in the United States, are adequate in light of the probable and estimable liabilities. The resolution of those other proceedings is not expected to have a material effect on our results of operations or financial condition.

Executive Officers of the Registrant:

(As of February 25, 2006)

Name	Age	Position With the Company	Years With the Company
Bradbury H. Anderson	56	Vice Chairman and Chief Executive Officer	33
Richard M. Schulze	65	Founder and Chairman of the Board	40
Allen U. Lenzmeier	62	Vice Chairman	22
Brian J. Dunn	45	President and Chief Operating Officer	21
Robert A. Willett	59	Chief Executive Officer — Best Buy International	2
Kevin T. Layden	45	President and Chief Operating Officer — Best Buy Canada	9
Shari L. Ballard	39	Executive Vice President — Human Capital and Leadership	13
Ronald D. Boire	44	Executive Vice President — General Merchandise Manager	3
Thomas C. Healy	44	Executive Vice President — Best Buy For Business	16
Darren R. Jackson	41	Executive Vice President — Finance and Chief Financial Officer	6
Michael A. Linton	49	Executive Vice President — Consumer and Brand Marketing and Chief Marketing Officer	7
Michael London	57	Executive Vice President — Sourcing and Alliances	10
Timothy D. McGeehan	39	Executive Vice President — Retail Sales	18
Kalendu Patel	42	Executive Vice President — Strategy and International	3
Greg Thorson	52	Executive Vice President — Enterprise Transformation	1
John C. Walden	46	Executive Vice President — Customer Business Group	7
Susan S. Hoff	41	Senior Vice President and Chief Communications Officer	23
Joseph M. Joyce	54	Senior Vice President — General Counsel and Assistant Secretary	15
James L. Muehlbauer	44	Senior Vice President — Finance	4
Ryan D. Robinson	40	Senior Vice President — Finance and Treasurer	4

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

Richard M. Schulze is a founder of Best Buy. He has been an officer and director from our inception in 1966 and currently is Chairman of the Board. Effective in June 2002, he relinquished the duties of Chief Executive Officer. He had been our principal executive officer for more than 30 years. He is on the board of trustees of the University of St. Thomas, chairman of its Executive and Institutional Advancement Committee, and a member of its Board Affairs Committee. Mr. Schulze is also chairman of the board of governors of the University of St. Thomas Business School.

Allen U. Lenzmeier has been a director since February 2001 and is currently our Vice Chairman, serving on a part-time basis to support our international expansion. Prior to his promotion to his current position, he served in various capacities since joining us in 1984, including as President and Chief Operating Officer from 2002 to 2004, and as President of Best Buy Retail

Stores from 2001 to 2002. He serves on the board of UTStarcom, Inc. He is also a national trustee for the Boys and Girls Clubs of America and serves on its Twin Cities board of directors, and serves on the board of the Catholic Community Foundation of the Archdiocese of St. Paul and Minneapolis.

Brian J. Dunn was named President and Chief Operating Officer in February 2006. Prior to his promotion to his current position, he served as President — Retail, North America since December 2004. Mr. Dunn joined us in 1985 and has held positions as Executive Vice President, Senior Vice President, Regional Vice President, regional manager, district manager and store manager.

Robert A. Willett became our Chief Executive Officer — Best Buy International in February 2006. He previously served as Executive Vice President — Operations since April 2004. In April 2002, we engaged Mr. Willett as a consultant and special advisor to our Board on matters relating to operational efficiency and excellence. Prior to that, he was the global managing partner for the retail practice at Accenture LLP, a global management consulting, technology services and outsourcing company, and was also a member of its Executive Committee. Mr. Willett began his career in store management at Marks & Spencer P.L.C., a British department store chain, and has held executive positions at F.W. Woolworth & Co., a department store chain, as well as several other retailers in the United Kingdom.

Kevin T. Layden was named President and Chief Operating Officer — Best Buy Canada (formerly Future Shop Ltd.) in 1999. Mr. Layden joined us in 1997 as Vice President — Merchandising. Prior to joining us, he spent approximately 17 years with Circuit City Stores, Inc., a retailer of consumer electronics, serving in positions of increasing responsibility, including most recently as assistant vice president and general manager for New York.

Shari L. Ballard was named Executive Vice President — Human Capital and Leadership in December 2004. Ms. Ballard joined us in 1993 and has held positions as Senior Vice President, Vice President, and general and assistant store manager.

Ronald D. Boire joined us in June 2003 as Executive Vice President — General Merchandise Manager. Prior to joining us, he spent 17 years at Sony Electronics Inc., an electronics manufacturer, where he held various executive, sales and marketing positions before becoming president of Sony’s Personal Mobile Products Company. Most recently, he was president of the Sony Electronics Consumer Sales Company, and was responsible for managing sales and distribution of Sony’s consumer electronics products throughout the United States. Mr. Boire also was a member of Sony’s Operations Committee.

Thomas C. Healy was named Executive Vice President — Best Buy For Business in December 2004. Mr. Healy joined us in 1990 and has held positions as President — Best Buy International, Senior Vice President, Regional Vice President, district manager and store manager.

Darren R. Jackson was named Executive Vice President — Finance and Chief Financial Officer in April 2002. Mr. Jackson joined us in 2000 as Senior Vice President — Finance and Treasurer and was promoted to Chief Financial Officer in 2001. Prior to that, Mr. Jackson served as chief financial officer of the Full-Line Store Division at Nordstrom, Inc., a department store chain, from 1998 to 2000 and as chief financial officer of Carson Pirie Scott & Co. Inc., a department store chain, from 1996 to 1998. A certified public accountant, Mr. Jackson has 17 years of experience in the retail industry. Mr. Jackson serves as a director of Advanced Auto Parts, Inc. and serves on the Marquette University board of trustees.

Michael A. Linton was promoted to Executive Vice President — Consumer and Brand Marketing and Chief Marketing Officer in March 2002. Mr. Linton joined us in 1999 as Senior Vice President — Strategic Marketing. Prior to that, Mr. Linton held positions as vice president of marketing at Remington Products Corporation, a maker of personal care and grooming products; vice president and general manager of a product category at James River Corporation, a manufacturer and marketer of consumer products, food and packaging; and a general manager at Progressive Insurance. Mr. Linton began his career at Procter & Gamble Company. Mr. Linton also serves as a director of Peet’s Coffee & Tea, Inc.

Michael London has served as an Executive Vice President since April 2005 on a part-time basis to support our leadership group. He served as Executive Vice President — Sourcing and Alliances from December 2004 to April 2005. He served as Executive Vice President —

Global Sourcing from February 2004 to December 2004 and Executive Vice President — Customer Centricity from July 2003 to February 2004. Prior to that, he served as Executive Vice President — General Merchandise Manager from 2001 to 2003, as Senior Vice President — General Merchandise from 1998 to 2001 and as Vice President — General Merchandise from 1996 to 1998. Prior to joining us in 1996, Mr. London was a senior vice president for NordicTrack, a fitness equipment manufacturer, and executive vice president for Central Tractor Farm & Country, a specialty farm products retail supplier.

Timothy D. McGeehan was named Executive Vice President — Retail Sales in June 2005. Mr. McGeehan joined us in 1988 and has held positions as Senior Vice President, Regional Vice President, regional manager, district manager and store manager.

Kalendu Patel was named Executive Vice President — Strategy and International in April 2005. Mr. Patel joined us in 2003 and has held positions as Senior Vice President and Vice President. Prior to joining us, Mr. Patel was a partner at Strategos, a strategic consulting firm. Prior to that, he held various positions with KPMG Consulting Inc. and Courtaulds PLC in the United Kingdom.

Greg Thorson joined us in June 2005 as Executive Vice President — Enterprise Transformation. Prior to joining us, Mr. Thorson was a retail partner at Accenture LLP, a global management consulting, technology services and outsourcing company, where he worked with large retailers on strategic initiatives. Prior to that, he spent more than 15 years in restaurant development and operations.

John C. Walden was named Executive Vice President — Customer Business Group in December 2004. Mr. Walden served as Executive Vice President — Human Capital and Leadership from 2002 to 2004 and President of BestBuy.com, Inc. from 1999 to 2002. Prior to joining us in 1999, Mr. Walden served as chief operating officer of Peapod, Inc., an Internet retailer of groceries. Mr. Walden has also held executive positions with Ameritech Corporation, a telecommunications company, and Storage Technology Corporation, a maker of data storage products. Earlier he practiced corporate and securities law with Sidley Austin Brown & Wood LLP.

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

James L. Muehlbauer was named Senior Vice President — Finance in June 2003. He joined us in 2002 as Vice President and Chief Financial Officer of Musicland. Prior to joining us, Mr. Muehlbauer spent 10 years with The Pillsbury Company, a food manufacturer, where he held various senior-level finance management positions, including vice president and worldwide controller, vice president of operations, divisional finance director, director of mergers and acquisitions, and director of internal audit. A certified public accountant, Mr. Muehlbauer spent eight years with Coopers & Lybrand LLP and most recently served as a senior manager in the firm’s audit and consulting practice.

Ryan D. Robinson was named Senior Vice President — Finance and Treasurer in September 2005. Mr. Robinson joined us in 2002 as Vice President — Finance and Treasurer. Prior to joining us, he spent 15 years at ABN AMRO Holding N.V., a leading international bank, and most recently served as senior vice president and director of that financial institution’s North American private equity activities. Mr. Robinson also held management positions in ABN AMRO Holding N.V.’s corporate finance, finance advisory, acquisitions and asset securitization divisions.

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted during the fourth quarter of the fiscal year ended February 25, 2006, to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the New York Stock Exchange under the ticker symbol BBY. The table below sets forth the high and low sales prices of our common stock as reported on the New York Stock Exchange — Composite Index during the periods indicated. The stock prices below have been revised to reflect a three-for-two stock split effected on August 3, 2005.

	Sales Price
	High	Low
Fiscal 2006
First Quarter	$36.99	$31.93
Second Quarter	53.17	36.20
Third Quarter	50.88	40.40
Fourth Quarter	56.00	42.75
Fiscal 2005
First Quarter	$37.50	$30.10
Second Quarter	36.42	29.25
Third Quarter	41.47	30.57
Fourth Quarter	40.48	33.91

Holders

As of April 24, 2006, there were 2,632 holders of record of Best Buy common stock.

Dividends

In fiscal 2004, our Board initiated the payment of a regular quarterly cash dividend, then $0.07 per common share per quarter. A quarterly cash dividend has been paid in each subsequent quarter. Effective with the quarterly cash dividend paid in the third quarter of fiscal 2005, we increased our quarterly cash dividend per common share by 10 percent. Effective with the quarterly cash dividend paid in the third quarter of fiscal 2006, we increased our quarterly cash dividend per common share by 9 percent to $0.08 per common share per quarter. The payment of cash dividends is subject to customary legal and contractual restrictions.

Future dividend payments will depend on the Company’s earnings, capital requirements, financial condition and other factors considered relevant by our Board.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In April 2005, our Board authorized a $1.5 billion share repurchase program. The program, which became effective on April 27, 2005, terminated and replaced a $500 million share repurchase program authorized by our Board in June 2004. Effective on June 24, 2004, our Board authorized the $500 million share repurchase program, which terminated and replaced a $400 million share repurchase program authorized by our Board in fiscal 2000.

During the fourth quarter of fiscal 2006, we purchased and retired 7.1 million shares at a cost of $338 million. Since the inception of the $1.5 billion share repurchase program in fiscal 2006, we purchased and retired 16.5 million shares at a cost of $711 million. We consider several factors in determining when to make share repurchases including, among other things, our cash needs and the market price of the stock. At the end of fiscal 2006, $790 million of the $1.5 billion originally authorized by our Board was available for future share repurchases. Cash provided by future operating activities, available cash and cash equivalents, as well as short-term investments, are the expected sources of funding for the share repurchase program.

The following table presents the total number of shares repurchased during the fourth quarter of fiscal 2006 by fiscal month, the average price paid per share, the number of shares that were purchased as part of a publicly announced repurchase plan, and the approximate dollar value of shares that may yet be purchased pursuant to the $1.5 billion share repurchase program as of the end of fiscal 2006:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
November 27, 2005, through December 31, 2005	1,553,081	$44.15	1,553,081	$1,059,000,000
January 1, 2006, through January 28, 2006	3,049,730	46.32	3,049,730	918,000,000
January 29, 2006, through February 25, 2006	2,540,750	50.52	2,540,750	790,000,000
Total Fiscal 2006 Fourth Quarter	7,143,561	$47.34	7,143,561	$790,000,000

Additional information regarding our share repurchase program is included in the Liquidity and Capital Resources and Outlook for Fiscal 2007 sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations, included as Item 7 of this Annual Report on Form 10-K.

Item 6. Selected Financial Data.

The following table presents our selected financial data. The table should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. Certain prior-year amounts have been reclassified to conform to the current-year presentation. In fiscal 2004, we sold our interest in Musicland. All fiscal years presented reflect the classification of Musicland’s financial results as discontinued operations.

Five-Year Financial Highlights

$ in millions, except per share amounts

Fiscal Year	2006 (1)	2005 (2)	2004	2003	2002 (3)
Consolidated Statements of Earnings Data
Revenue	$30,848	$27,433	$24,548	$20,943	$17,711
Operating income	1,644	1,442	1,304	1,010	908
Earnings from continuing operations	1,140	934	800	622	570
Loss from discontinued operations, net of tax	—	—	(29)	(441)	—
Gain (loss) on disposal of discontinued operations, net of tax	—	50	(66)	—	—
Cumulative effect of change in accounting principles, net of tax(4)	—	—	—	(82)	—
Net earnings	1,140	984	705	99	570
Per Share Data(5)
Continuing operations	$2.27	$1.86	$1.61	$1.27	$1.18
Discontinued operations	—	—	(0.06)	(0.89)	—
Gain (loss) on disposal of discontinued operations	—	0.10	(0.13)	—	—
Cumulative effect of accounting changes	—	—	—	(0.16)	—
Net earnings	2.27	1.96	1.42	0.20	1.18
Cash dividends declared and paid	0.31	0.28	0.27	—	—
Common stock price:
High	56.00	41.47	41.80	35.83	34.31
Low	31.93	29.25	17.03	11.33	14.95
Operating Statistics
Comparable store sales gain(6)	4.9%	4.3%	7.1%	2.4%	1.9%
Gross profit rate	25.0%	23.7%	23.9%	23.6%	20.0%
Selling, general and administrative expense rate	19.7%	18.4%	18.6%	18.8%	14.9%
Operating income rate	5.3%	5.3%	5.3%	4.8%	5.1%
Year-End Data
Current ratio(7)	1.3	1.4	1.3	1.3	1.2
Total assets(7)	$11,864	$10,294	$8,652	$7,694	$7,367
Long-term debt, including current portion(7)	596	600	850	834	820
Total shareholders’ equity	5,257	4,449	3,422	2,730	2,521
Number of stores
U.S. Best Buy stores(8)	742	668	608	548	481
Magnolia Audio Video stores	20	20	22	19	13
International stores(8)	162	144	127	112	95
Total retail square footage (000s)
U.S. Best Buy stores(8)	30,610	28,260	26,421	24,243	21,599
Magnolia Audio Video stores	194	194	218	189	133
International stores(8)	3,555	3,139	2,800	2,375	1,923

(1)                  In the first quarter of fiscal 2006, we early-adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (123(R)), requiring us to recognize

Footnotes continue on next page.

$ in millions, except per share amounts

(footnotes continued)

expense related to the fair value of our stock-based compensation awards. We elected the modified prospective transition method as permitted by SFAS No. 123(R) and, accordingly, financial results for fiscal years prior to 2006 have not been restated. Stock-based compensation expense for fiscal 2006 was $132 ($87 net of tax). Stock-based compensation expense recognized in our financial results for years prior to fiscal 2006 was not significant.

(2)                  During the fourth quarter of fiscal 2005, following a review of our lease accounting practices, we recorded a cumulative charge of $36 pre-tax ($23 net of tax) to correct our accounting for certain operating lease matters. Additionally, during the same quarter, we established a sales return liability which reduced gross profit by $15 pre-tax ($10 net of tax).

(3)                  During the third quarter of fiscal 2002, we acquired Future Shop Ltd. During the fourth quarter of fiscal 2001, we acquired Musicland Stores Corporation and Magnolia Hi-Fi, Inc., which began doing business as Magnolia Audio Video during fiscal 2004. The results of operations of these businesses are included from their respective dates of acquisition.

(4)                  Effective on March 3, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets. During fiscal 2003, we completed the required goodwill impairment testing and recognized an after-tax, noncash impairment charge of $40 that is reflected in our fiscal 2003 financial results as a cumulative effect of a change in accounting principle. Also effective on March 3, 2002, we changed our method of accounting for vendor allowances in accordance with Emerging Issues Task Force (EITF) Issue No. 02-16, Accounting by a Reseller for Cash Consideration Received from a Vendor. The change resulted in an after-tax, noncash charge of $42 that also is reflected in our fiscal 2003 financial results as a cumulative effect of a change in accounting principle. Fiscal 2002 has not been restated to reflect the pro forma effects of these changes.

(5)                  Earnings per share is presented on a diluted basis and reflects three-for-two stock splits effected in August 2005 and May 2002.

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

During fiscal 2004, we refined our methodology for calculating our comparable store sales percentage gain to reflect the impact of non-point-of-sale (non-POS) revenue transactions. We refined our comparable store sales calculation in light of changes in our business. Previously, our comparable store sales calculation was based on store POS revenue. The comparable store sales percentage gains for fiscal 2006, fiscal 2005 and fiscal 2004 have been computed using the refined methodology. The comparable store sales percentage gains for prior fiscal years have not been computed using the refined methodology. Refining the methodology for calculating our comparable store sales percentage gain did not impact previously reported revenue, net earnings or cash flows.

(7)                  Includes both continuing and discontinued operations. The current ratio is calculated by dividing total current assets by total current liabilities.

(8)                  Excludes Geek Squad stand-alone stores.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We believe transparency and understandability are the primary goals of successful financial reporting. We remain committed to increasing the transparency of our financial reporting, providing our shareholders with informative financial disclosures and presenting an accurate view of our financial position and operating results.

In accordance with Section 404 of the Sarbanes-Oxley Act of 2002, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our internal control over financial reporting and concluded that such controls were effective as of February 25, 2006. Our independent registered public accounting firm expressed an unqualified opinion on management’s assessment of the effectiveness of our internal control over financial reporting. Management’s report on the effectiveness of our internal control over financial reporting and the related report of our independent registered public accounting firm are included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in eight sections:

•        Overview

•        Strategic Initiatives

•        Results of Operations

•        Liquidity and Capital Resources

•        Off-Balance-Sheet Arrangements and Contractual Obligations

•        Critical Accounting Estimates

•        New Accounting Standards

•        Outlook for Fiscal 2007

We believe our MD&A should be read in conjunction with the Consolidated Financial Statements and related Notes included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

On June 23, 2005, our Board approved a three-for-two stock split. Shareholders of record as of July 13, 2005, received one additional share for every two shares owned, with fractional shares being redeemed for cash. The additional shares were distributed on August 3, 2005. All share and per share information herein reflect this stock split.

Unless otherwise noted, this MD&A relates only to results from continuing operations. All periods presented reflect the classification of Musicland’s financial results as discontinued operations.

Overview

Best Buy Co., Inc. is a specialty retailer of consumer electronics, home-office products, entertainment software, appliances and related services.

We operate two reportable segments: Domestic and International. The Domestic segment is comprised of the operations of U.S. Best Buy, Magnolia Audio Video and U.S. Geek Squad. U.S. Best Buy stores offer a wide variety of consumer electronics, home-office products, entertainment software, appliances and related services, operating 742 stores in 49 states and the District of Columbia at the end of fiscal 2006. Magnolia Audio Video stores offer high-end audio and video products and services from 20 stores located in California, Washington and Oregon at the end of fiscal 2006. U.S. Geek Squad offers computer repair, support and installation services in all U.S. Best Buy stores and 12 stand-alone stores at the end of fiscal 2006. Pacific Sales Kitchen and Bath Centers, Inc. (Pacific Sales), which we acquired in March 2006, will be included in the Domestic segment starting in fiscal 2007.

The International segment was established in connection with our acquisition of Future Shop in the third quarter of fiscal 2002. At the end of fiscal 2006, the International segment consisted of 118 Future Shop stores operating throughout all Canadian provinces, and 44 Canadian Best Buy stores operating in Ontario, Quebec, Alberta, British Columbia, Manitoba and Saskatchewan. In addition, Canadian Geek Squad offers computer repair, support and installation services in all Canadian Best Buy stores and in five stand-alone stores at the end of fiscal 2006. The International segment offers products and services similar to those offered by the Domestic segment, although Canadian Best Buy stores do not sell appliances.

In support of our retail store operations, we also operate Web sites for each of our brands (BestBuy.com, BestBuyCanada.ca, FutureShop.ca, MagnoliaAV.com, GeekSquad.com, GeekSquad.ca and PacificSales.com).

Our business, like that of many retailers, is seasonal. Historically, we have realized more of our revenue and earnings in the fiscal fourth quarter, which includes the majority of the holiday selling season, than in any other fiscal quarter. The timing of new-store openings, costs associated with the development of new businesses, as well as general economic conditions may also affect our future quarterly results.

Financial Reporting Changes

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

During the first quarter of fiscal 2006, we early-adopted SFAS No. 123(R), and elected the modified prospective transition method. This method permits us to apply the new requirements on a prospective basis. Our selling, general and administrative expenses (SG&A) rate for fiscal 2006 included an increase in stock-based compensation expense of $133 million ($88 million net of tax, or $0.17 per diluted share), which increased our SG&A rate by approximately 0.4% of revenue compared with the prior fiscal year. For additional information on our adoption of SFAS No. 123(R), see Note 1, Summary of Significant Accounting Policies — Stock-Based Compensation, of the Notes to Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

During the third quarter of fiscal 2006, we reclassified variable-rate demand notes from cash and cash equivalents to short-term investments. Prior-year amounts have been reclassified to conform with the current-year presentation. These reclassifications had no effect on previously reported total assets or net earnings. For additional information regarding our variable-rate demand notes, refer to Note 3, Investments, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Strategic Initiatives

Our vision is to make life fun and easy for consumers. Our business strategy is to treat each customer as a unique individual, meeting their needs with end-to-end solutions, and engaging and energizing our employees to serve them, while maximizing overall profitability. During fiscal 2006, our primary strategic initiative was accelerating our transformation to a customer-centric organization. Customer centricity contributed to our strong growth during fiscal 2006 and is expected to provide the framework to grow and further enhance our business in the future.

Customer Centricity

Our customers are at the core of all of our business strategies. Customer centricity has moved beyond an initiative and is now how we do business. Customer centricity means treating each customer as a unique individual, meeting their needs with end-to-end solutions, and engaging and energizing our employees to serve them. Mass merchants, direct sellers, other specialty retailers and online retailers are increasingly interested in our product categories because of rising demand. If we can understand our customers better than our competitors do, and if we can inspire our employees to have richer interactions with customers, then we can more effectively compete. Customer centricity has been, and will continue to be, a growth driver for us.

Accelerating Our Transformation

In fiscal 2006 we implemented five key strategies to accelerate our customer centricity initiative.

First, we converted or opened a record number of stores with the customer-centric operating model, finishing the fiscal year with 300 customer centricity stores, or 40% of U.S. Best Buy stores.

Second, we expanded and strengthened our services offering by adding 5,000 Geek Squad agents. In addition, we brought our previously outsourced home theater installation services in-house to serve our customers better.

Third, we expanded individualized marketing capabilities through our Reward Zone customer loyalty program. Memberships in Reward Zone increased approximately 50% to more than seven million members and gained key insights about customer purchase patterns.

Fourth, because customer centricity relies on employees engaging with customers in new ways, we focused on increasing employee retention. During the fiscal year we changed how we manage our people, made more extensive use of strengths-based tools and created an incentive system in which all store employees could be effectively rewarded. Our efforts reduced store employee turnover by 15% compared with the previous fiscal year.

Fifth, we embarked on a three-year plan to re-engineer our supply chain and information technology systems. This work is aimed at streamlining our processes in order to improve the customer experience in important areas such as product in-stock levels. Initial results are promising — our systems are faster, cost less and have the flexibility to adjust as we transform the customer experience.

Profitably Scaling Customer Centricity

Scaling and refining our customer-centric operating model remains our primary strategy for fiscal 2007. Customer centricity allows us to better serve the unmet needs of consumers and develop new growth channels. During fiscal 2007, we are committed to scaling the model profitably across U.S. Best Buy.

We have set six priorities for fiscal 2007 that support our transformation to a customer-centric company.

•        One, we plan to implement a single, customer-centric operating model at our corporate campus by the end of fiscal 2007. Moving to a single operating model will eliminate redundant work and unify the organization. We also will divest resources in mature areas so we can invest resources in growth areas, such as small businesses, services and home theater.

•        Two, we will continue to grow organically. We plan to open approximately 90 new stores in North America. We also anticipate opening 200 more Magnolia Home Theaters inside U.S. Best Buy stores, taking advantage of rising consumer interest in flat-panel TVs.

•        Three, we plan to build our small-business capabilities. This priority includes increasing our Best Buy For Business locations to more than 200 stores and training more than 900 Microsoft-certified professionals by year end.

•        Four, we expect to grow our services business by driving productivity improvements in computer services and home theater installation. We also plan to drive gains through the implementation of new tools, the benefits of scale and a market-based approach to home visits.

•        Five, we plan to enhance our ability to provide complete solutions to customers by giving our employees better tools and capabilities for describing, demonstrating and selling solutions such as digital music subscriptions, digital cable and voice-over-Internet telephony.

•        Six, we plan to pursue international growth opportunities. Specifically, we anticipate leveraging our investments in Canada, where we operate both Future Shop and Best Buy stores, while we embark on a controlled growth strategy in China.

Our company priorities are aimed at refining this model and investing in the capabilities and customer experiences that will drive long-term profitable growth.

Results of Operations

Fiscal 2006 Summary

•        Earnings from continuing operations for fiscal 2006 increased 22% to $1.1 billion, or $2.27 per diluted share, compared with $934 million, or $1.86 per diluted share, for fiscal 2005. The increase was driven by revenue growth, including a comparable store sales gain of 4.9%, and an increase in our gross profit rate, and was partially offset by an increase in our SG&A rate. In addition, earnings from continuing operations for fiscal 2006 benefited from net interest income of $77 million, compared with net interest income of $1 million for the prior fiscal year, and a lower effective income tax rate.

•        Net earnings for fiscal 2006 reflect the impact of early-adopting SFAS No. 123(R), which resulted in an increase in stock-based compensation expense of $132 million ($87 million net of tax, or $0.17 per diluted share). In addition, net earnings for fiscal 2006 included income of $43 million ($29 million net of tax, or $0.06 per diluted share) related to our initial recognition of gift card breakage (gift cards sold where the likelihood of the gift card being redeemed by the customer is remote). Gift card breakage income was not recorded in fiscal 2005 or prior years.

•        Revenue for fiscal 2006 increased 12% to $30.8 billion. The increase reflected market share gains and was driven by the net addition of 103 new stores during fiscal 2006, a full year of revenue from stores added in fiscal 2005 and the 4.9% comparable store sales increase. The remainder of the increase was due primarily to the favorable effect of fluctuations in foreign currency exchange rates.

•        Our gross profit rate for fiscal 2006 increased by 1.3% of revenue to 25.0% of revenue. The increase was driven by the continued transformation of our supply chain, which enabled us to improve margins through lower product costs, more effective pricing strategies, and increased sales of higher-margin services and private-label products. We also benefited from better product transition management and a more stable promotional environment.

•        Our SG&A rate for fiscal 2006 increased by 1.3% of revenue to 19.7% of revenue. The increase was due primarily to increased performance-based incentive compensation resulting from our strong financial performance, a growing number of stores operating under the higher-cost customer-centric labor model and costs associated with supporting our services business, and was partially offset by expense leverage resulting from a higher revenue base. The change in our accounting for stock-based compensation increased our fiscal 2006 SG&A rate by approximately 0.4% of revenue compared with the prior fiscal year.

•        During fiscal 2006, we opened 70 U.S. Best Buy stores and converted 163 existing U.S. Best Buy stores with the customer-centric operating model (segmented stores). At the end of fiscal 2006, we operated 300 segmented stores, or 40% of total U.S. Best Buy stores.

•        Effective with the cash dividend paid in the third quarter of fiscal 2006, we increased our quarterly cash dividend by 9 percent, to $0.08 per common share. During fiscal 2006, we made four dividend payments totaling $0.31 per common share, or $151 million in the aggregate.

•        During fiscal 2006, we purchased and retired 18.3 million shares at a cost of $772 million pursuant to our share repurchase programs.

•        In fiscal 2006, we and the Best Buy Children’s Foundation contributed approximately $30 million to local communities, including contributions for the communities and people affected by Hurricanes Katrina, Wilma and Rita.

Consolidated Results

The following table presents selected consolidated financial data for each of the past three fiscal years ($ in millions, except per share amounts):

Consolidated Performance Summary	2006	2005 (1)	2004
Revenue	$30,848	$27,433	$24,548
Total revenue gain %	12%	12%	17%
Comparable stores sales % gain(2)	4.9%	4.3%	7.1%
Gross profit as % of revenue	25.0%	23.7%	23.9%
SG&A as % of revenue	19.7%	18.4%	18.6%
Operating income	$1,644	$1,442	$1,304
Operating income as % of revenue	5.3%	5.3%	5.3%
Earnings from continuing operations	$1,140	$934	$800
Gain (loss) from discontinued operations, net of tax	$—	$50	$(95)
Net earnings	$1,140	$984	$705
Diluted earnings per share — continuing operations	$2.27	$1.86	$1.61
Diluted earnings per share	$2.27	$1.96	$1.42

Note: All periods presented reflect the classification of Musicland’s financial results as discontinued operations.

(1)                  During the fourth quarter of fiscal 2005, following a review of our lease accounting practices, we recorded a cumulative pre-tax charge of $36 ($23 net of tax, or $0.05 per diluted share) to correct our accounting for certain operating lease matters. Additionally, we established a sales return liability which reduced revenue by $65 and gross profit by $15 ($10 net of tax, or $0.02 per diluted share). Finally, based on the favorable resolution of outstanding tax matters with the Internal Revenue Service regarding the disposition of our interest in Musicland, we recorded a $50 tax benefit. The tax benefit is included in gain (loss) from discontinued operations.

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

Continuing Operations

Fiscal 2006 Results Compared With Fiscal 2005

Fiscal 2006 earnings from continuing operations were $1.1 billion, or $2.27 per diluted share, compared with $934 million, or $1.86 per diluted share, for fiscal 2005. The increase was driven by revenue growth, including the addition of new stores during fiscal 2006 and a comparable store sales gain of 4.9%, and a significant increase in our gross profit rate. These factors were partially offset by an increase in our SG&A expenses. In addition, earnings from continuing operations for fiscal 2006 benefited from net interest income of $77 million, compared with net interest income of $1 million for the prior fiscal year, and a lower effective income tax rate.

Revenue for fiscal 2006 increased 12% to $30.8 billion, compared with $27.4 billion for fiscal 2005. The increase resulted from the net addition of 103 stores during fiscal 2006, a full year of revenue from new stores added in fiscal 2005, the 4.9% comparable store sales gain and the favorable effect of fluctuations in foreign currency exchange rates. The addition of new stores during the past two fiscal years accounted for more than one-half of the revenue increase for fiscal 2006. The comparable store sales gain accounted for nearly two-fifths of the revenue increase, and the remainder of the revenue increase was due primarily to the favorable effect of fluctuations in foreign currency exchange rates, as well as income related to our initial recognition of gift card breakage.

We believe our comparable store sales gain for fiscal 2006 benefited from continued demand for the latest technologies and advanced product features. In addition, the increased affordability of consumer electronics products contributed to the comparable store sales gain. Products having the largest impact on our fiscal 2006 comparable store sales gain included flat-panel televisions, MP3 players and accessories, notebook computers, digital cameras and accessories, and video gaming hardware. Flat-panel television sales were very strong as unit-volume growth and increased screen size more than offset declines in the average selling prices of these products. MP3 products also generated strong comparable store sales gains as customers continue to adopt, upgrade and add accessories to digital music players.

Our gross profit rate for fiscal 2006 increased by 1.3% of revenue to 25.0% of revenue. The increase was driven by the continued transformation of our supply chain, which enabled us to improve margins through lower product costs, more effective pricing strategies and increased sales of higher-margin services; and private-label products. We also benefited from better product transition management and a more stable promotional environment.

Our SG&A rate for fiscal 2006 increased by 1.3% of revenue to 19.7% of revenue. The increase was due primarily to increased performance-based incentive compensation resulting from our strong financial performance; a growing number of stores operating under the higher-cost, customer-centric labor model; costs associated with supporting our services business and the absence of favorable settlements with two credit card companies as recognized in fiscal 2005. These factors were partially offset by expense leverage resulting from a higher revenue base, as well as the absence of charges recognized in fiscal 2005 to correct our accounting for leases and to settle litigation. The change in our accounting for stock-based compensation increased our fiscal 2006 SG&A rate by approximately 0.4% of revenue compared with the prior fiscal year.

Because retailers do not uniformly record costs of operating their supply chain between cost of goods sold and SG&A, our gross profit rate and SG&A rate may not be comparable to certain other retailers. For additional information regarding costs classified in cost of goods sold and SG&A, refer to Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements, included in Item 8, Financials Statements and Supplementary Data, of this Annual Report on Form 10-K.

Fiscal 2005 Results Compared With Fiscal 2004

Fiscal 2005 earnings from continuing operations were $934 million, or $1.86 per diluted share, compared with $800 million, or $1.61 per diluted share, for fiscal 2004. The increase was driven primarily by revenue growth, including a comparable store sales gain of 4.3%, and an improvement in our SG&A rate, and was partially offset by a decrease in our gross profit rate. In addition, earnings from continuing operations for fiscal 2005 benefited from net interest income of $1 million, compared with net interest expense of $8 million for fiscal 2004, and a lower effective income tax rate.

Revenue for fiscal 2005 increased 12% to $27.4 billion, compared with $24.5 billion for fiscal 2004. The increase resulted from the addition of 78 stores in fiscal 2005, a full year of revenue from new stores added in fiscal 2004, the 4.3% comparable store sales gain and the favorable effect of fluctuations in foreign currency exchange rates. The addition of new stores during the past two fiscal years accounted for approximately three-fifths of the revenue increase for fiscal 2005. The comparable store sales gain accounted for nearly two-fifths of the revenue increase, and the favorable effect of fluctuations in foreign currency exchange rates accounted for the remainder of the revenue increase.

We believe our comparable store sales gain for fiscal 2005 reflected improved in-store execution, including our ability to increase the close rate and average ticket, which more than offset customer traffic declines in our stores. In addition, our fiscal 2005 comparable store sales gain benefited from continued demand for digital products and our effective advertising and promotional campaigns, including a full year of Reward Zone, our customer loyalty program introduced in the second quarter of fiscal 2004. Products having the largest impact on our fiscal 2005 comparable store sales gain included digital televisions, MP3 players, digital cameras and accessories, notebook computers, DVDs and major appliances. We believe the increase in revenue from digital products reflected the continued consumer migration to and increased affordability of digital products, while the increase in notebook computers was driven primarily by consumers’ continued attraction to the portability of these products.

Our gross profit rate for fiscal 2005 declined by 0.2% of revenue to 23.7% of revenue. The decrease was due primarily to a more promotional environment compared with fiscal 2004, including a full year of impact from and increased membership in Reward Zone. Reward Zone contributed to the revenue gain for fiscal 2005, but reduced the fiscal 2005 gross profit rate by approximately 0.5% of revenue, compared with a 0.3% of revenue reduction in the gross profit rate for fiscal 2004. In addition, our gross profit rate was affected by a higher level of promotional activity initiated to increase revenue and stem customer traffic declines, a trend we believe was experienced throughout the consumer electronics retail industry. The increase in promotional activity was partially offset by the increase of services revenue in the revenue mix, as services carry a higher gross profit rate, and benefits from our global sourcing initiative which enabled us to improve margins through lower product costs.

Our SG&A rate for fiscal 2005 declined by 0.2% of revenue to 18.4% of revenue. The improvement was due primarily to reduced performance-based incentive compensation, expense leverage from the comparable store sales gain and the addition of new stores, and the realization of cost savings from our efficient enterprise initiative. Our fiscal 2005 SG&A rate also benefited from favorable settlements with two credit card companies. These factors were partially offset by additional expenses associated with our customer centricity initiative, and charges to correct our accounting for leases and to settle litigation which, collectively, increased our SG&A rate for fiscal 2005 by approximately 0.2% of revenue.

Segment Performance

Domestic

The following table presents selected financial data for our Domestic segment for each of the past three fiscal years ($ in millions):

Domestic Segment Performance Summary (unaudited)	2006	2005	2004
Revenue	$27,380	$24,616	$22,225
Total revenue gain %	11%	11%	15%
Comparable stores sales % gain(1)	5.1%	4.4%	7.4%
Gross profit as % of revenue	25.3%	23.8%	24.1%
SG&A as % of revenue	19.5%	18.2%	18.4%
Operating income	$1,588	$1,393	$1,267
Operating income as % of revenue	5.8%	5.7%	5.7%

Note: All periods presented reflect the classification of Musicland’s financial results as discontinued operations.

(1)                  Comprised of revenue at stores and Web sites operating for at least 14 full months, as well as remodeled and expanded locations. Relocated stores are excluded from the comparable store sales calculation until at least 14 full months after reopening.

For fiscal 2006, our Domestic segment’s operating income was $1.6 billion, or 5.8% of revenue, compared with $1.4 billion, or 5.7% of revenue, for fiscal 2005. The Domestic segment’s operating income rate for fiscal 2006 benefited from revenue gains, including the addition of new stores during fiscal 2006 and a 5.1% comparable store sales increase, and an increase in the gross profit rate, partially offset by an increase in the SG&A rate.

Our Domestic segment’s revenue for fiscal 2006 increased 11% to $27.4 billion. The addition of new stores during the past two fiscal years accounted for over one-half of the revenue increase for fiscal 2006, and the remainder of the revenue increase was due primarily to the 5.1% comparable store sales gain.

We believe our Domestic segment’s comparable store sales gain for fiscal 2006 benefited from continued demand for increased features, assortment, portability and affordability of consumer electronics products. Our Domestic segment’s consumer electronics product group posted a 15.0% comparable store sales gain for fiscal 2006, driven by sales of flat-panel televisions, and MP3 players and accessories. Strong sales of flat-panel televisions resulted from unit-volume growth and increased screen size, which more than offset declines in the average selling prices of these products. MP3 products also generated strong comparable store sales gains as customers continued to adopt, upgrade and add accessories to digital music players. A 0.3% comparable store sales gain in our Domestic segment’s home-office product group was driven primarily by sales of notebook computers, reflecting expanded assortments and continued customer demand for portable technology, and an increase in computer services revenue. A 6.3% comparable store sales increase in our Domestic segment’s appliances product group was driven primarily by the expansion of our improved appliance assortments and an increase in the average selling prices of major appliances.

Our Domestic segment’s entertainment software product group recorded a 5.7% comparable store sales decline for fiscal 2006. Continued softness in the sales of new movie and music releases contributed to the comparable store sales decrease. This decrease was partially offset by strong customer response to the launches of PlayStation Portable and the Xbox 360 console, which more than offset softness in sales of gaming platforms leading up to these anticipated launches.

Our Domestic segment’s gross profit rate for fiscal 2006 increased by 1.5% of revenue to 25.3% of revenue. The increase was driven by the continued transformation of our supply chain, which enabled us to improve margins through lower product costs, more effective pricing strategies, and increased sales of higher-margin services and private-label products. We also benefited from better product transition management, a more stable promotional environment and income related to our initial recognition of gift card breakage.

Our Domestic segment’s SG&A rate for fiscal 2006 increased by 1.3% of revenue to 19.5% of revenue. The increase was due primarily to increased incentive compensation based on our strong operating results, a growing number of stores operating under the customer-centric labor model and costs associated with supporting our services business, partially offset by expense leverage resulting from a higher revenue base and the absence of charges recognized in fiscal 2005 to correct our accounting for leases and to settle litigation. The change in our accounting for stock-based compensation increased our fiscal 2006 SG&A rate by approximately 0.5% of revenue compared with the prior fiscal year.

The following table reconciles Domestic stores open at the beginning and end of fiscal 2006:

	Total Stores at End of Fiscal 2005	Stores Opened	Stores Closed	Total Stores at End of Fiscal 2006
U.S. Best Buy	668	74	—	742
Magnolia Audio Video	20	—	—	20
U.S. Geek Squad	6	7	1	12
Total	694	81	1	774

Note: During fiscal 2006, we converted 163 existing U.S. Best Buy stores to our customer centricity format, relocated 10 other U.S. Best Buy stores and remodeled one other U.S. Best Buy store. At the end of fiscal 2006, we operated 742 U.S. Best Buy stores in 49 states and the District of Columbia. No Magnolia Audio Video or U.S. Geek Squad stores were relocated or remodeled during fiscal 2006. At the end of fiscal 2006, we operated 20 Magnolia Audio Video stores in California, Washington and Oregon, and operated 12 U.S. Geek Squad stores in Texas, Georgia, California, Minnesota, Wisconsin and Colorado.

The following table reconciles Domestic stores open at the beginning and end of fiscal 2005:

	Total Stores at End of Fiscal 2004	Stores Opened	Stores Closed	Total Stores at End of Fiscal 2005
U.S. Best Buy	608	61	1	668
Magnolia Audio Video	22	—	2	20
U.S. Geek Squad	1	5	—	6
Total	631	66	3	694

Note: During fiscal 2005, we converted 67 existing U.S. Best Buy stores to our customer centricity format and relocated six other U.S. Best Buy stores. No other U.S. Best Buy stores were remodeled or relocated during fiscal 2005. At the end of fiscal 2005, we operated 668 U.S. Best Buy stores in 48 states and the District of Columbia. No Magnolia Audio Video or U.S. Geek Squad stores were relocated or remodeled during fiscal 2005. At the end of fiscal 2005, we operated 20 Magnolia Audio Video stores in California, Washington and Oregon; and operated six U.S. Geek Squad stores in Georgia, California, Minnesota and Wisconsin.

International

The following table presents selected financial data for our International segment for each of the past three fiscal years ($ in millions):

International Segment Performance Summary (unaudited)	2006	2005	2004
Revenue	$3,468	$2,817	$2,323
Total revenue gain %	23%	21%	41%
Comparable stores sales % gain(1)	2.8%	3.3%	4.7%
Gross profit as % of revenue	22.9%	22.5%	22.2%
SG&A as % of revenue	21.3%	20.7%	20.6%
Operating income	$56	$49	$37
Operating income as % of revenue	1.6%	1.7%	1.6%

(1)      Comprised of revenue at stores and Web sites operating for at least 14 full months, as well as remodeled and expanded locations. Relocated stores are excluded from the comparable store sales calculation until at least 14 full months after reopening. The calculation of the comparable store sales percentage gain excludes the impact of fluctuations in foreign currency exchange rates.

For fiscal 2006, our International segment’s operating income was $56 million, or 1.6% of revenue, compared with $49 million, or 1.7% of revenue, for fiscal 2005. The International segment’s $7 million increase in operating income resulted primarily from revenue gains, including the addition of new stores during fiscal 2006 and a 2.8% comparable store sales increase.

Our International segment’s revenue for fiscal 2006 increased 23% to $3.5 billion for fiscal 2006, compared with $2.8 billion for fiscal 2005. The addition of new stores during the past two fiscal years accounted for over one-half of the revenue increase for fiscal 2006; fluctuations in foreign currency exchange rates accounted for approximately one-third of the revenue increase; and the 2.8% comparable store sales gain accounted for the remainder of the revenue increase. We believe the comparable store sales increase reflected market share gains and was driven by increased revenue from flat-panel televisions, and MP3 players and accessories.

Our International segment’s consumer electronics and appliances groups posted an 8.2% and 18.0% comparable store sales gain for fiscal 2006, respectively. Our International segment’s home-office and entertainment software groups recorded a 0.2% and 7.6% comparable store sales decline for fiscal 2006, respectively.

Our International segment’s gross profit rate for fiscal 2006 increased by 0.4% of revenue to 22.9% of revenue. The increase was due primarily to improved product margins and the favorable comparison with an early contract termination penalty incurred in the prior fiscal year.

Our International segment’s SG&A rate for fiscal 2006 increased by 0.6% of revenue to 21.3% of revenue. The increase was due primarily to costs incurred as a result of restructuring our International segment’s operations, including severance costs associated with staff reductions, as well as incremental costs to roll out Canadian Best Buy stores in Quebec. The change in our accounting for stock-based compensation increased our fiscal 2006 SG&A rate by approximately 0.1% of revenue compared with the prior fiscal year.

During the fourth quarter of fiscal 2006, we completed our annual impairment testing of goodwill and the Future Shop tradename. Based on expectations for the business and the prevailing retail environment, we determined that no impairment existed. However, if future results are not consistent with our assumptions and estimates, or if we ever were to discontinue the use of the Future Shop tradename as a result of abandoning our dual-branding strategy in Canada or otherwise, we may be exposed to an impairment charge in the future.

The following table reconciles International stores open at the beginning and end of fiscal 2006:

	Total Stores at End of Fiscal 2005	Stores Opened	Stores Closed	Total Stores at End of Fiscal 2006
Future Shop	114	5	1	118
Canadian Best Buy	30	14	—	44
Canadian Geek Squad	—	5	—	5
Total	144	24	1	167

Note: During fiscal 2006, we relocated or remodeled eight Future Shop stores. No Canadian Best Buy stores were relocated or remodeled during fiscal 2006. At the end of fiscal 2006, we operated 118 Future Shop stores throughout all Canadian provinces; 44 Canadian Best Buy stores in Ontario, Quebec, Alberta, British Columbia, Manitoba and Saskatchewan; and five Canadian Geek Squad stores in British Columbia and Ontario.

The following table reconciles International stores open at the beginning and end of fiscal 2005:

	Total Stores at End of Fiscal 2004	Stores Opened	Stores Closed	Total Stores at End of Fiscal 2005
Future Shop	108	6	—	114
Canadian Best Buy	19	11	—	30
Total	127	17	—	144

Note: During fiscal 2005, we relocated four Future Shop stores. No Future Shop stores were remodeled during fiscal 2005. No Canadian Best Buy stores were relocated or remodeled during fiscal 2005. At the end of fiscal 2005, we operated 114 Future Shop stores throughout all Canadian provinces and 30 Canadian Best Buy stores in Ontario, Alberta, British Columbia, Manitoba and Saskatchewan.

Discontinued Operations

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

The results from discontinued operations for the past three fiscal years are as follows ($ in millions):

For the Fiscal Years Ended	Feb. 25, 2006	Feb. 26, 2005	Feb. 28, 2004
Revenue	$—	$—	$354
Loss before income taxes	—	—	(46)
Loss before the disposal and the cumulative effect of accounting changes, net of $17 tax	—	—	(29)
Gain (loss) on disposal of discontinued operations(1)	—	50	(66)
Gain (loss) from discontinued operations, net of tax	$—	$50	$(95)

(1)      Fiscal 2005 gain on disposal of discontinued operations represents the reversal of valuation allowances on deferred tax assets as a result of the favorable resolution of outstanding tax matters with the Internal Revenue Service regarding the disposition of our interest in Musicland. The fiscal 2004 loss on disposal of discontinued operations is net of $25 million tax benefit offset by a $25 million valuation allowance.

Additional Consolidated Results

Net Interest Income (Expense)

Net interest income increased to $77 million for fiscal 2006, compared with net interest income of $1 million for fiscal 2005. The increase in net interest income was primarily a result of higher yields on investments and higher average investment balances. Fiscal 2006 net interest income included $8 million of interest expense related to our financing leases, while fiscal 2005 included $21 million of interest expense related to our financing leases as a result of correcting our accounting for leases in fiscal 2005.

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

Effective Income Tax Rate

Our effective income tax rate decreased to 33.7% for fiscal 2006, compared with 35.3% for fiscal 2005. The decrease in the effective income tax rate for fiscal 2006 was primarily due to increased income tax benefits from our foreign operations and higher levels of tax-exempt interest.

Our effective income tax rate decreased to 35.3% for fiscal 2005, down from 38.3% for fiscal 2004. The decrease was due to resolution and clarification of various state and federal tax matters. During fiscal 2005, we reduced our tax contingencies reserve due to the favorable resolution and clarification of certain federal and state income tax matters, including a favorable ruling from the IRS and the completion of IRS and certain state tax audits for fiscal 2000 through fiscal 2002.

Impact of Inflation and Changing Prices

The impact of inflation and changing prices has not been material to our revenue or earnings from continuing operations in any of the last three fiscal years. Highly competitive market conditions and the general economic environment minimized inflation’s impact on the selling prices of our products and services, and on our expenses. In addition, price deflation and the continued commoditization of key technology products affect our ability to increase our gross profit rate.

Liquidity and Capital Resources

Summary

We ended fiscal 2006 with $3.7 billion of cash and cash equivalents and short-term investments, an increase from $3.3 billion at the end of fiscal 2005. Working capital, the excess of current assets over current liabilities, was $1.9 billion at the end of fiscal 2006, consistent with the end of fiscal 2005.

Cash equivalents consist of highly liquid investments with original maturities of three months or less. Our short-term investments are comprised of municipal and U.S. government debt securities, with original maturities greater than 90 days but less than one year. Long-term investments are also comprised of municipal and U.S. government debt securities, but with original maturities of one year or more.

In accordance with our investment policy, we place our investments in debt securities with issuers who have high-quality credit and limit the amount of investment exposure to any one issuer. We seek to preserve principal and minimize exposure to interest-rate fluctuations by limiting default risk, market risk and reinvestment risk.

The carrying amount of our investments in debt securities approximated fair value at February 25, 2006, and February 26, 2005, due to the rapid turnover of our portfolio and the highly liquid nature of these investments. Therefore, there were no significant unrealized holding gains or losses.

During the third quarter of fiscal 2006, we reclassified our variable-rate demand notes from cash and cash equivalents to short-term investments for all periods presented. These reclassifications had no effect on previously reported total assets or net earnings.

Our liquidity is affected by restricted cash balances that are pledged as collateral or restricted to use for general liability insurance, workers’ compensation insurance and warranty programs. Restricted cash balances, which are included in other current assets, totaled $178 million and $158 million as of February 25, 2006, and February 26, 2005, respectively.

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for each of the past three fiscal years ($ in millions):

Fiscal Year	2006	2005	2004
Total cash provided by (used in):
Operating activities	$1,695	$1,981	$1,387
Investing activities	(754)	(1,422)	(1,376)
Financing activities	(641)	(459)	(87)
Effect of exchange rate changes on cash	27	9	1
Discontinued operations, net	—	—	(53)
Increase (decrease) in cash and cash equivalents	$327	$109	$(128)

Operating Activities

Cash provided by operating activities was $1.7 billion for fiscal 2006, compared with $2.0 billion for fiscal 2005 and $1.4 billion for fiscal 2004. The decline in operating cash flows for fiscal 2006, compared with fiscal 2005, was due primarily to a decrease in cash provided from changes in operating assets and liabilities, partially offset by increased earnings from continuing operations.

Earnings from continuing operations increased to $1.1 billion for fiscal 2006, compared with $934 million for fiscal 2005. The changes in operating assets and liabilities were due primarily to increased merchandise inventories and a decrease in accrued income taxes. Merchandise inventories increased in fiscal 2006, due primarily to the addition of new stores and changes in product mix, including expanded assortments of notebook computers, flat-panel televisions, and digital cameras and accessories. The increased inventory levels also reflected our efforts to improve in-stock positions in product categories that have been driving our revenue growth. Accrued income taxes decreased in fiscal 2006 due primarily to a lower effective income tax rate combined with timing of payments.

Investing Activities

Cash used in investing activities was $754 million for fiscal 2006, compared with $1.4 billion for both fiscal 2005 and fiscal 2004. The decrease in cash used in investing activities for fiscal 2006, compared with fiscal 2005, was due primarily to decreased net purchases of short-term and long-term investments in debt securities, partially offset by increased capital spending. Refer to “Capital Expenditures” in the Liquidity and Capital Resources section of this MD&A for additional information. In fiscal 2006, we used cash for the construction of new retail locations, information systems and other store projects, including the conversion of 163 U.S. Best Buy stores to our customer centricity platform. The primary purposes of the cash investment activity were to support our expansion plans, improve our operational efficiency and enhance shareholder value.

Financing Activities

Cash used in financing activities was $641 million for fiscal 2006, compared with $459 million and $87 million for fiscal 2005 and fiscal 2004, respectively. The increase in cash used in financing activities for fiscal 2006, compared with fiscal 2005, was due primarily to an increase in repurchases of our common stock. During fiscal 2006 we repurchased $772 million of our common stock, compared with $200 million in fiscal 2005. The increase in repurchases of common stock was partially offset by a decline in long-term debt repayments. During fiscal 2005 we redeemed our convertible debentures due in 2021 for $355 million.

Discontinued Operations

Net cash used in discontinued operations was $53 million for fiscal 2004. There was no cash used in discontinued operations in fiscal 2006 and fiscal 2005 due to the sale of our interest in Musicland during the second quarter of fiscal 2004.

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

We have a $200 million bank revolving credit facility which is guaranteed by certain of our subsidiaries. The facility expires on December 22, 2009, and replaced a $200 million revolving credit facility that would have expired on March 21, 2005. Borrowings under this facility are unsecured and bear interest at rates specified in the credit agreement. We also pay certain facility and agent fees. The agreement contains covenants that require us to maintain certain financial ratios. As of February 25, 2006, and February 26, 2005, $199 million and $139 million, respectively, were available under these facilities. There were no borrowings outstanding under these facilities for any period presented. However, amounts outstanding under letters of credit reduce amounts available under these facilities.

We also have inventory financing facilities through which certain suppliers receive payments from a designated finance company on invoices we owe them. At February 25, 2006, and February 26, 2005, $59 million and $68 million, respectively, were outstanding and $177 million and $157 million, respectively, were available for use under these inventory financing facilities.

Our International segment has a $22 million revolving demand facility, of which $17 million is available from February through July and $22 million is available from August through January of each year. There is no set expiration date for this facility. All borrowings under this facility are made available at the sole discretion of the lender and are payable on demand. Borrowings under this facility are unsecured and bear interest at rates specified in the credit agreement. The agreement for this facility contains certain reporting and operating covenants. There were no borrowings outstanding under this facility for any period presented. However, amounts outstanding under letters of credit and letters of guarantee reduced amounts available under this facility to $17 million and $15 million, at February 25, 2006, and February 26, 2005, respectively.

Our ability to access our credit facilities is subject to our compliance with the terms and conditions of the credit facilities, including financial covenants. The financial covenants require us to maintain certain financial ratios. At the end of fiscal 2006, we were in compliance with all such covenants. In the event we were to default on any of our other debt, it would constitute a default under our credit facilities as well.

We offer our customers extended financing through a third-party financial institution. The third-party institution assumes the risk of collection from our customers and has no recourse against us for uncollectible amounts. Generally, these financing offers allow customers to purchase products with repayment terms ranging from 90 days to 24 months without a finance charge. Our contract with the third-party financial institution extends through January 2009. If the contract were to be terminated prior to January 2009, we believe we could contract with an alternative third-party financial institution or directly provide our customers with extended financing.

An interest coverage ratio represents the ratio of pre-tax earnings before fixed charges (interest expense and the interest portion of rent expense) to fixed charges. Our interest coverage ratio calculated as reported in Exhibit 12.1 of this Annual Report on Form 10-K was 9.8 and 8.4 for fiscal 2006 and fiscal 2005, respectively.

Our credit ratings as of April 28, 2006, were as follows:

Rating Agency	Rating	Outlook
Fitch(1)	BBB+	Stable
Moody’s(2)	Baa2	Stable
Standard & Poor’s	BBB	Stable

(1)      In April 2006, Fitch Ratings revised its ratings from BBB with a positive outlook to BBB+ with a stable outlook, reflecting our leading market position and successful operating strategy which has resulted in strong revenue growth and operating performance. The upgrade also reflects our highly liquid balance sheet and considers our exposure to a very competitive industry and changes in consumer spending over time.

(2)      In April 2006, Moody’s Investors Service revised its ratings from Baa3 with a positive outlook to Baa2 with a stable outlook based on our ability to generate comparable store sales gains, while improving operating profit margins, our continued investment in opening or converting stores to the customer-centric platform, our ability to maintain our liquidity and credit metrics, and expectations that our varied growth initiatives will not adversely affect revenue or net earnings.

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

Capital Expenditures

A component of our long-term strategy is our capital expenditure program. This program includes, among other things, investments in new stores, store remodeling, store relocations and expansions, new distribution facilities and information technology enhancements. During fiscal 2006, we invested $648 million in property and equipment, including opening 105 new stores, converting 163 stores to our customer centricity operating model, relocating 16 stores and upgrading our information technology systems. Capital expenditures are funded through cash provided by operating activities, as well as available cash and cash equivalents and short-term investments.

Refer to the Outlook for Fiscal 2007 section of this MD&A for information on our capital expenditure plans for fiscal 2007.

The following table presents our capital expenditures for each of the past three fiscal years ($ in millions):

Fiscal Year	2006	2005	2004
New stores	$244	$182	$215
Store-related projects(1)	206	145	111
Corporate campus(2)	—	—	29
Information technology	115	115	112
Other	83	60	78
Total capital expenditures	$648	$502	$545

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

Holders may require us to purchase all or a portion of their debentures on January 15, 2007; January 15, 2012; and January 15, 2017, at a purchase price equal to 100% of the principal amount of the debentures plus accrued and unpaid interest up to but not including the date of purchase. We have the option to settle the purchase price in cash, stock, or a combination of cash and stock. Since holders may require us to purchase all or a portion of their debentures on January 15, 2007, we have classified our convertible subordinated debentures in the current portion of long-term debt at February 25, 2006.

The debentures will be convertible into shares of our common stock at a conversion rate of 21.7391 shares per $0.001 principal amount of debentures, equivalent to an initial conversion price of $46.00 per share, if the closing price of our common stock exceeds a specified price for 20 consecutive trading days in a 30-trading day period preceding the date of conversion, if our credit rating falls below specified levels, if the debentures are called for redemption or if certain specified corporate transactions occur. At February 25, 2006, none of the criteria for conversion had been met. Since March 31, 2006, our closing stock price has exceeded the specified stock price for more than 20 days, therefore, holders currently have the option to convert their debentures into our common stock. As of May 9, 2006, no debentures had been converted to shares of our common stock.

The debentures have an initial interest rate of 2.25% per annum. The interest rate may be reset, but not below 2.25% or above 3.25%, on July 15, 2006; July 15, 2011; and July 15, 2016. One of our subsidiaries has guaranteed the convertible debentures.

In June 2004, we redeemed our convertible debentures that were due in 2021 for $355 million.

During the fourth quarter of fiscal 2005, in connection with the review of our lease accounting practices, we recorded a $107 million financing lease obligation for leases that did not qualify for sale-leaseback accounting treatment. At the end of fiscal 2006, $157 million is outstanding under financing lease obligations.

We had a master lease program which was used to construct and lease new retail locations. At the end of fiscal 2005, $55 million in leases related to new stores were outstanding under the master lease program. In May 2005, we repaid the outstanding balance of $54 million on our master lease obligation.

Share Repurchases and Dividends

In April 2005, our Board authorized a $1.5 billion share repurchase program. The program, which became effective April 27, 2005, terminated and replaced a $500 million share repurchase program authorized by our Board in June 2004. There is no expiration date governing the period over which we can make our share repurchases under the $1.5 billion share repurchase program.

The $500 million share repurchase program, which became effective on June 24, 2004, terminated and replaced a $400 million share repurchase program authorized by our Board in fiscal 2000.

During fiscal 2006, we purchased and retired 16.5 million shares at a cost of $711 million under the $1.5 billion share repurchase program, and 1.8 million shares at a cost of $61 million under the $500 million share repurchase program. At the end of fiscal 2006, $790 million of the $1.5 billion originally authorized by our Board was available for future share repurchases.

During fiscal 2005, we purchased and retired 3.4 million shares at a cost of $118 million under the $500 million share repurchase program, and 2.4 million shares at a cost of $82 million under the $400 million share repurchase program.

We consider several factors in determining when to make share repurchases including, among other things, our cash needs and the market price of our stock. We expect that cash provided by future operating activities, as well as available cash and cash equivalents and short-term investments, will be the sources of funding for the share repurchase program.

In fiscal 2004, our Board initiated the payment of a regular quarterly cash dividend, then $0.07 per common share per quarter. A quarterly cash dividend has been paid in each subsequent quarter. Effective with the quarterly cash dividend paid in the third quarter of fiscal 2005 we increased our quarterly cash dividend per common share by 10 percent. Effective with the quarterly cash dividend paid in the third quarter of fiscal 2006, we increased our quarterly cash dividend per common share by 9 percent, to $0.08 per share per quarter. The payment of cash dividends is subject to customary legal and contractual restrictions. During fiscal 2006, we made four dividend payments totaling $0.31 per common share, or $151 million in the aggregate.

During fiscal 2006, we returned a total of $923 million to shareholders through share repurchases and dividend payments.

Off-Balance-Sheet Arrangements and Contractual Obligations

Other than operating leases, we do not have any off-balance-sheet financing. We finance a portion of our new-store development program through sale-leaseback transactions, which involve selling stores to unrelated parties and then leasing the stores back under leases that are accounted for as operating leases in accordance with GAAP. A summary of our operating lease obligations by fiscal year is included in “Contractual Obligations” section below. Additional information regarding our operating leases is available in Item 2, Properties, and Note 7, Leases, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Our debt-to-capitalization ratio, which represents the ratio of total debt, including the current portion of long-term debt, to total capitalization (total debt plus total shareholders’ equity), improved to 10% at the end of fiscal 2006, compared with 12% at the end of fiscal 2005. The improvement was due primarily to an increase in shareholders’ equity. We view our debt-to-capitalization ratio as an important indicator of our creditworthiness. Our adjusted debt-to-capitalization ratio, including capitalized operating lease obligations (rental expense for all operating leases multiplied by eight), was 49% at the end of fiscal 2006, compared with 51% at the end of fiscal 2005.

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

The following table presents a reconciliation of the numerator and denominator used in the calculation of our adjusted debt-to-capitalization ratio, including capitalized operating lease obligations ($ in millions):

Fiscal Year	2006	2005
Debt (including current portion)	$596	$600
Capitalized operating lease obligations (8 times rental expense)	4,413	4,007
Total debt (including capitalized operating lease obligations)	$5,009	$4,607
Debt (including current portion)	$596	$600
Capitalized operating lease obligations (8 times rental expense)	4,413	4,007
Total shareholders’ equity	5,257	4,449
Adjusted capitalization	$10,266	$9,056
Debt-to-capitalization ratio	10%	12%
Adjusted debt-to-capitalization ratio (including capitalized operating lease obligations)	49%	51%

Contractual Obligations

The following table presents information regarding our contractual obligations by fiscal year ($ in millions):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt obligations	$412	$403	$—	$9	$—
Capital lease obligations	27	3	6	4	14
Financing lease obligations	157	12	26	29	90
Interest payments	280	24	46	41	169
Operating lease obligations(1)	5,928	602	1,187	1,059	3,080
Purchase obligations(2)	1,968	1,141	454	347	26
Deferred compensation(3)	—	—	—	—	—
Total	$8,772	$2,185	$1,719	$1,489	$3,379

Note: For additional information refer to Note 4, Debt; Note 7, Leases; and Note 11, Contingencies and Commitments, in the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

(1)                  Operating lease obligations do not include payments to landlords covering real estate taxes and common area maintenance. These charges, if included, would increase total operating lease obligations by $1.5 billion as of February 25, 2006.

(2)                  Purchase obligations include agreements to purchase goods or services that are enforceable, are legally binding and specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations do not include agreements that are cancelable without penalty. Additionally, although they are not legally binding agreements, we included open purchase orders in the table above. Substantially all open purchase orders are fulfilled within 30 days.

(3)                  Included in other long-term liabilities on our consolidated balance sheet at February 25, 2006, is a $74 million obligation for deferred compensation. As the specific payment dates for the deferred compensation are unknown, related balances have not been reflected in the above table.

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

Our significant accounting policies are discussed in Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. Management believes that the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results, and they require management’s most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. Management has reviewed these critical accounting estimates and related disclosures with the Audit Committee of our Board.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
Inventory Reserves

We value our inventory at the lower of the average cost of the inventory or fair market value through the establishment of markdown and inventory loss reserves.

Our markdown reserve represents the excess of the carrying value, typically average cost, over the amount we expect to realize from the ultimate sale or other disposal of the inventory. Markdowns establish a new cost basis for our inventory. Subsequent changes in facts or circumstances do not result in the restoration of previously recorded markdowns or an increase in that newly established cost basis.

Our inventory loss reserve represents anticipated physical inventory losses (e.g., theft) that have occurred since the last physical inventory date. Independent physical inventory counts are taken on a regular basis to ensure the inventory reported in our consolidated financial statements is properly stated. During the interim period between physical inventory counts, we reserve for anticipated physical inventory losses on a location-by-location basis.

Our markdown reserve contains uncertainties because the calculation requires management to make assumptions and to apply judgment regarding inventory aging, forecasted consumer demand, the promotional environment and technological obsolescence.

Our inventory loss reserve contains uncertainties because the calculation requires management to make assumptions and to apply judgment regarding a number of factors, including historical results and current inventory loss trends.

We have not made any material changes in the accounting methodology used to establish our markdown or inventory loss reserves during the past three fiscal years.

We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our markdown reserve. However, if estimates regarding consumer demand are inaccurate or changes in technology affect demand for certain products in an unforeseen manner, we may be exposed to losses or gains that could be material. A 10% difference in our actual markdown reserve at February 25, 2006, would have affected net earnings by approximately $3 million for the fiscal year ended February 25, 2006.

We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our inventory loss reserve. However, if our estimates regarding physical inventory losses are inaccurate, we may be exposed to losses or gains that could be material. A 10% difference in actual physical inventory losses reserved for at February 25, 2006, would have affected net earnings by approximately $5 million for the fiscal year ended February 25, 2006.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
Long-Lived Assets

Long-lived assets other than goodwill and indefinite-lived intangible assets, which are separately tested for impairment, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

When evaluating long-lived assets for potential impairment, we first compare the carrying value of the asset to the asset’s estimated future cash flows (undiscounted and without interest charges). If the estimated future cash flows are less than the carrying value of the asset, we calculate an impairment loss. The impairment loss calculation compares the carrying value of the asset to the asset’s estimated fair value, which may be based on estimated future cash flows (discounted and with interest charges). We recognize an impairment loss if the amount of the asset’s carrying value exceeds the asset’s estimated fair value. If we recognize an impairment loss, the adjusted carrying amount of the asset becomes its new cost basis. For a depreciable long-lived asset, the new cost basis will be depreciated (amortized) over the remaining useful life of that asset.

Using the impairment evaluation methodology described herein, we recorded long-lived asset impairment charges totaling $4 million, in the aggregate, during the fiscal year ended February 25, 2006.

Our impairment loss calculations contain uncertainties because they require management to make assumptions and to apply judgment to estimate future cash flows and asset fair values, including forecasting useful lives of the assets and selecting the discount rate that reflects the risk inherent in future cash flows.

We have not made any material changes in our impairment loss assessment methodology during the past three fiscal years.

We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate long-lived asset impairment losses. However, if actual results are not consistent with our estimates and assumptions used in estimating future cash flows and asset fair values, we may be exposed to losses that could be material.

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

In the fourth quarter of fiscal 2006, we completed our annual impairment testing of goodwill and the Future Shop tradename using the methodology described herein, and determined there was no impairment.

The carrying value of goodwill as of February 25, 2006, was $557 million. The carrying value of the Future Shop tradename as of February 25, 2006, was $44 million.

We determine fair value using widely accepted valuation techniques, including discounted cash flow and market multiple analyses. These types of analyses contain uncertainties because they require management to make assumptions and to apply judgment to estimate industry economic factors and the profitability of future business strategies. It is our policy to conduct impairment testing based on our current business strategy in light of present industry and economic conditions, as well as future expectations.

We have not made any material changes in our impairment loss assessment methodology during the past three fiscal years.

We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to test for goodwill impairment losses. However, if actual results are not consistent with our estimates and assumptions, we may be exposed to an impairment charge that could be material.

We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to test for Future Shop tradename impairment losses. However, if actual results are not consistent with our estimates and assumptions, or if we ever were to discontinue the use of the Future Shop tradename as a result of abandoning our dual-branding strategy in Canada or otherwise, we may be exposed to an impairment charge that could be material.

Tax Contingencies

Our income tax returns, like those of most companies, are periodically audited by domestic and foreign tax authorities. These audits include questions regarding our tax filing positions, including the timing and amount of deductions and the allocation of income among various tax jurisdictions. At any one time, multiple tax years are subject to audit by the various tax authorities. In evaluating the exposures associated with our various tax filing positions, we record reserves for probable exposures. A number of years may elapse before a particular matter, for which we have established a reserve, is audited and fully resolved or clarified. We adjust our tax contingencies reserve and income tax provision in the period in which actual results of a settlement with tax authorities differs from our established reserve, the statute of limitations expires for the relevant taxing authority to examine the tax position or when more information becomes available.

Our tax contingencies reserve contains uncertainties because management is required to make assumptions and to apply judgment to estimate the exposures associated with our various filing positions.

Our effective income tax rate is also affected by changes in tax law, the tax jurisdiction of new stores or business ventures, the level of earnings and the results of tax audits.

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

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
Revenue Recognition

See Note 1, Summary of Significant Accounting Policies, to the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for a complete discussion of our revenue recognition policies.

We have a customer loyalty program which allows members to earn points for each purchase completed at U.S. Best Buy stores or through our BestBuy.com Web site. Points earned enable members to receive a certificate that may be redeemed on future purchases at U.S. Best Buy stores. The value of points earned by our loyalty program members is included in accrued liabilities and recorded as a reduction in revenue at the time the points are earned, based on the retail value of points that are projected to be redeemed.

We offer rebates that entitle our customers to receive a reduction in the price of a product or service. Rebates are recorded as a reduction in revenue based on the percentage of rebates that are projected to be redeemed.

Our revenue recognition accounting methodology contains uncertainties because it requires management to make assumptions regarding and to apply judgment to estimate the amount and timing of points projected to be redeemed by members of our customer loyalty program and rebate offers projected to be redeemed by customers. Our estimate of the amount and timing of points and rebates projected to be redeemed is based primarily on historical transaction experience.

We have not made any material changes in the accounting methodology used to recognize revenue for our customer loyalty and rebate programs during the past three fiscal years.

We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to recognize revenue for our customer loyalty and rebate programs. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material.

A 10% change in our customer loyalty and rebate program liabilities at February 25, 2006, would have affected net earnings by approximately $5 million and $5 million, respectively, for the fiscal year ended February 25, 2006.

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

Our location closing liability contains uncertainties because management is required to make assumptions and to apply judgment to estimate the duration of future vacancy periods, the amount and timing of future settlement payments, and the amount and timing of potential sublease rental income. When making these assumptions, management considers a number of factors, including historical settlement experience, the owner of the property, the location and condition of the property, the terms of the underlying lease, the specific marketplace demand and general economic conditions.

We have not made any material changes in the accounting methodology used to establish our location closing liability during the past three fiscal years.

We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate our location closing liability. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material.

A 10% change in our location closing liability at February 25, 2006, would have affected net earnings by approximately $3 million for the fiscal year ended February 25, 2006.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
Stock-Based Compensation

We have a stock-based compensation plan, which includes non-qualified stock options and nonvested share awards, and an employee stock purchase plan. See Note 1, Summary of Significant Accounting Policies, and Note 5, Shareholders’ Equity, to the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for a complete discussion of our stock-based compensation programs.

We determine the fair value of our non-qualified stock option awards at the date of grant using option-pricing models. Non-qualified stock option awards granted prior to fiscal 2006 were valued using a Black-Scholes model. Non-qualified stock option awards granted in fiscal 2006 were primarily valued using a lattice model.

We determine the fair value of our market-based and performance-based nonvested share awards at the date of grant using generally accepted valuation techniques and the closing market price of our stock.

Management reviews its assumptions and the valuations provided by independent third-party valuation advisors to determine the fair value of stock-based compensation awards.

Option-pricing models and generally accepted valuation techniques require management to make assumptions and to apply judgment to determine the fair value of our awards. These assumptions and judgments include estimating the future volatility of our stock price, expected dividend yield, future employee turnover rates and future employee stock option exercise behaviors. Changes in these assumptions can materially affect the fair value estimate.

Performance-based nonvested share awards require management to make assumptions regarding the likelihood of achieving company or personal performance goals.

We do not believe there is a reasonable likelihood there will be a material change in the future estimates or assumptions we use to determine stock-based compensation expense. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to changes in stock-based compensation expense that could be material.

If actual results are not consistent with the assumptions used, the stock-based compensation expense reported in our financial statements may not be representative of the actual economic cost of the stock-based compensation.

A 10% change in our stock-based compensation expense for the year ended February 25, 2006, would have affected net earnings by approximately $9 million for the fiscal year ended February 25, 2006.

Self-Insured Liabilities

We are self-insured for certain losses related to health, workers’ compensation and general liability claims. However, we obtain third-party insurance coverage to limit our exposure to these claims.

When estimating our self-insured liabilities, we consider a number of factors, including historical claims experience, demographic factors, severity factors and valuations provided by independent third-party actuaries.

Periodically, management reviews its assumptions and the valuations provided by independent third-party actuaries to determine the adequacy of our self-insured liabilities.

Our self-insured liabilities contain uncertainties because management is required to make assumptions and to apply judgment to estimate the ultimate cost to settle reported claims and claims incurred but not reported as of the balance sheet date.

We have not made any material changes in the accounting methodology used to establish our self-insured liabilities during the past three fiscal years.

We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate our self-insured liabilities. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material.

A 10% change in our self-insured liabilities at February 25, 2006, would have affected net earnings by approximately $6 million for the fiscal year ended February 25, 2006.

New Accounting Standards

In October 2005, the FASB issued Financial Accounting Standards Board (FASB) Staff Position (FSP) No. FAS 13-1, Accounting for Rental Costs Incurred During a Construction Period. FSP No. FAS 13-1 requires companies to expense rent payments for building or ground leases incurred during the construction period. FSP No. FAS 13-1 is effective for annual reporting periods beginning after December 15, 2005. Retrospective application is permitted, but not required. We will adopt FSP No. FAS 13-1 on a prospective basis in the first quarter of fiscal 2007. We do not believe the adoption of this new standard will have a significant effect on operating income or net earnings.

Outlook for Fiscal 2007

Our outlook for fiscal 2007 is based on information presently available and contains certain assumptions regarding future economic conditions. Differences in actual economic conditions compared with our assumptions could have a material impact on our fiscal 2007 results. Refer to Item 1A, Risk Factors, of this Annual Report on Form 10-K for additional important factors that could cause future results to differ materially from those contemplated by the following forward-looking statements.

Looking forward to fiscal 2007, we are projecting net earnings in a range of $2.65 to $2.80 per diluted share. We expect the earnings growth to be driven primarily by an increase in revenue of 10 percent to 13 percent, a slight improvement in our gross profit rate, and a decrease in our SG&A rate. This guidance includes anticipated severance and related reorganization costs of $0.03 to $0.05 per diluted share in the first half of fiscal 2007. These costs are directly related to our efforts to increase productivity and redeploy resources to implement a simple, customer-centric operating model. We estimate that our net interest income, as a percent of revenue, will remain relatively stable for fiscal 2007, compared with fiscal 2006. Our effective income tax rate for fiscal 2007 is projected to be approximately 35%.

We are forecasting revenue of $34.0 billion to $35.0 billion for fiscal 2007, compared with revenue of $30.8 billion for fiscal 2006. We expect the opening of nearly 90 new stores will drive the revenue growth. For the fiscal year, we are projecting an increase in comparable store sales of 3% to 5%. Additionally, our fiscal 2007 reporting period includes 53 weeks. We estimate an additional week of business adds, on average, approximately $0.05 per diluted share, which is reflected in the guidance above.

Our fiscal 2007 outlook assumes an improvement in our operating income rate of approximately 0.4% of revenue, due mainly to reducing our SG&A rate by 0.3% of revenue to 0.4% of revenue as we refine our operating model.

Capital expenditures for fiscal 2007 are expected to be $675 to $725 million, excluding expenditures associated with acquiring Pacific Sales and any additional acquisitions. Of that total, we expect approximately $450 million will support our planned new-store openings and various store remodeling projects, including the costs of converting additional stores to our customer centricity model. Specifically, the capital expenditures are expected to support the opening of 75 to 80 new U.S. Best Buy stores, approximately three Canadian Best Buy stores and four to five Future Shop stores. We anticipate relocating 10 to 15 U.S. Best Buy stores and approximately four Future Shop stores, and expect to remodel and enhance existing stores as usual. As part of our customer centricity initiative, stores scheduled for updating typically receive new fixtures, expanded product assortments and changes in the staffing model. We also plan to enhance our home theater experience by expanding the assortment of digital TVs and continuing to add Magnolia Home Theater store-within-a-store concepts, which we view as a differentiated solution for customers. Finally, we plan to add elements of our Best Buy For Business experience to at least 120 U.S. Best Buy stores in fiscal 2007.

Capital expenditures for fiscal 2007 also are expected to include approximately $250 million in technology investments intended to, among other things, improve our customer service capabilities and increase our operating efficiencies.

During fiscal 2007, we plan to continue with our quarterly cash dividend program. We will continue to evaluate the amount of our quarterly dividend based on our strong cash and short-term investments position at the end of fiscal 2006, and our cash flows generated during fiscal 2007.

We also expect to continue repurchasing our common stock during fiscal 2007 pursuant to a $1.5 billion share repurchase program authorized by our Board in April 2005. There is no stated expiration date governing the period over which we can make our share repurchases.

We are revising our earnings guidance practices and plan to continue providing annual guidance, including revenue and earnings per share expectations. We will no longer provide a specific forecast for quarterly earnings per share, which is consistent with management’s focus on long-term revenue and earnings growth generation. We don’t expect the quarterly seasonality of our business to change, and anticipate that on a separate basis, each of the first three quarters of fiscal 2007 will contribute 12% to 15% of the year’s earnings.

We intend to update our annual earnings guidance when we are reasonably confident that annual results are expected to change materially.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Our debt is not subject to material interest-rate volatility risk. The rates on a substantial portion of our debt may be reset, but not more than one percentage point higher than the current rates. If the rates on the debt were to be reset one percentage point higher, our annual interest expense would increase by approximately $4 million. We do not manage our debt interest-rate volatility risk through the use of derivative instruments.

We have market risk arising from changes in foreign currency exchange rates related to our operations in Canada. A 10% adverse change in the foreign currency exchange rate would not have a significant impact on our results of operations or financial position. We do not manage our foreign currency exchange rate risk through the use of derivative instruments.

Changes in the overall level of interest rates affect interest income generated from our short-term and long-term investments in debt securities. If overall interest rates were one percentage point lower than current rates, our annual interest income would decline by approximately $32 million based on our short-term and long-term investments as of February 25, 2006. We do not manage our investment interest-rate volatility risk through the use of derivative instruments.

Overall, there have been no material changes in our primary risk exposures or management of market risks since the prior year. We do not expect any material changes in our primary risk exposures or management of market risks for the foreseeable future.

Item 8. Financial Statements and Supplementary Data.

Management’s Report on the Financial Statements

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

The consolidated financial statements have been audited by Deloitte & Touche LLP for the year ended February 25, 2006, and by Ernst & Young LLP for the years ended February 26, 2005 and February 28, 2004, independent registered public accounting firms who conducted their audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). The independent registered public accounting firm’s responsibility is to express an opinion as to the fairness with which such financial statements present our financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed under the supervision of our principal executive officer and principal financial and accounting officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States and include those policies and procedures that:

(1)              Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and the dispositions of our assets;

(2)              Provide reasonable assurance that our transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that our receipts and expenditures are being made only in accordance with authorizations of our management and Board of Directors; and

(3)              Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we assessed the effectiveness of our internal control over financial reporting as of February 25, 2006, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on its assessment, management has concluded that our internal control over financial reporting was effective as of February 25, 2006. During its assessment, management did not identify any material weaknesses in our internal control over financial reporting. Deloitte & Touche LLP, the independent registered accounting firm that audited our consolidated financial statements for the year ended February 25, 2006, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, has issued an unqualified attestation report on management’s assessment of internal control over financial reporting.

Bradbury H. Anderson Vice Chairman and Chief Executive Officer (Principal Executive Officer)	Darren R. Jackson Executive Vice President — Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Best Buy Co., Inc.

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that Best Buy Co., Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of February 25, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of February 25, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 25, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended February 25, 2006, of the Company and our report dated May 5, 2006 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph relating to the Company’s change effective February 27, 2005, in its method of accounting for share-based payments.

Minneapolis, Minnesota
May 5, 2006

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Best Buy Co., Inc.

We have audited the accompanying consolidated balance sheet of Best Buy Co., Inc. and subsidiaries (the “Company”) as of February 25, 2006, and the related statements of earnings, changes in shareholders’ equity, and cash flows for the year ended February 25, 2006. Our audit also included the financial statement schedule listed in Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. The financial statements of the Company for the years ended February 26, 2005, and February 28, 2004, were audited by other auditors whose report, dated May 5, 2005, expressed an unqualified opinion on those statements.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Best Buy Co., Inc. and subsidiaries as of February 25, 2006, and the results of their operations and their cash flows for the year ended February 25, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective February 27, 2005, the Company changed its method of accounting for share-based payments to adopt Statement of Financial Accounting Standards No. 123(R) Share-Based Payment.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of February 25, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 5, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Minneapolis, Minnesota
May 5, 2006

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

Shareholders and Board of Directors
Best Buy Co., Inc.

We have audited the accompanying consolidated balance sheet of Best Buy Co., Inc. and subsidiaries as of February 26, 2005, and the related consolidated statements of earnings, changes in shareholders’ equity, and cash flows for the years ended February 26, 2005 and February 28, 2004. Our audits also included the financial statement schedule listed in Item 15(a) for the years ended February 26, 2005 and February 28, 2004. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Best Buy Co., Inc. and subsidiaries at February 26, 2005, and the consolidated results of their operations and their cash flows for the years ended February 26, 2005 and February 28, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the years ended February 26, 2005 and February 28, 2004, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Minneapolis, Minnesota
May 5, 2005

Consolidated Balance Sheets

$ in millions, except per share amounts

Assets	February 25, 2006	February 26, 2005
Current Assets
Cash and cash equivalents	$681	$354
Short-term investments	3,051	2,994
Receivables	506	375
Merchandise inventories	3,338	2,851
Other current assets	409	329
Total current assets	7,985	6,903
Property and Equipment
Land and buildings	580	506
Leasehold improvements	1,325	1,139
Fixtures and equipment	2,898	2,458
Property under master and capital lease	33	89
	4,836	4,192
Less accumulated depreciation	2,124	1,728
Net property and equipment	2,712	2,464
Goodwill	557	513
Tradename	44	40
Long-Term Investments	218	148
Other Assets	348	226
Total Assets	$11,864	$10,294
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$3,234	$2,824
Unredeemed gift card liabilities	469	410
Accrued compensation and related expenses	354	234
Accrued liabilities	878	844
Accrued income taxes	703	575
Current portion of long-term debt	418	72
Total current liabilities	6,056	4,959
Long-Term Liabilities	373	358
Long-Term Debt	178	528
Shareholders’ Equity
Preferred stock, $1.00 par value: Authorized — 400,000 shares; Issued and outstanding — none	—	—
Common stock, $.10 par value: Authorized — 1 billion shares; Issued and outstanding — 485,098,000 and 492,512,000 shares, respectively	49	49
Additional paid-in capital	643	936
Retained earnings	4,304	3,315
Accumulated other comprehensive income	261	149
Total shareholders’ equity	5,257	4,449
Total Liabilities and Shareholders’ Equity	$11,864	$10,294

See Notes to Consolidated Financial Statements.

Consolidated Statements of Earnings

$ in millions, except per share amounts

For the Fiscal Years Ended	February 25, 2006	February 26, 2005	February 28, 2004
Revenue	$30,848	$27,433	$24,548
Cost of goods sold	23,122	20,938	18,677
Gross profit	7,726	6,495	5,871
Selling, general and administrative expenses	6,082	5,053	4,567
Operating income	1,644	1,442	1,304
Net interest income (expense)	77	1	(8)
Earnings from continuing operations before income tax expense	1,721	1,443	1,296
Income tax expense	581	509	496
Earnings from continuing operations	1,140	934	800
Loss from discontinued operations (Note 2), net of tax	—	—	(29)
Gain (loss) on disposal of discontinued operations (Note 2), net of tax	—	50	(66)
Net earnings	$1,140	$984	$705
Basic earnings (loss) per share:
Continuing operations	$2.33	$1.91	$1.65
Discontinued operations	—	—	(0.06)
Gain (loss) on disposal of discontinued operations	—	0.10	(0.14)
Basic earnings per share	$2.33	$2.01	$1.45
Diluted earnings (loss) per share:
Continuing operations	$2.27	$1.86	$1.61
Discontinued operations	—	—	(0.06)
Gain (loss) on disposal of discontinued operations	—	0.10	(0.13)
Diluted earnings per share	$2.27	$1.96	$1.42
Basic weighted-average common shares outstanding (in millions)	490.3	488.9	485.0
Diluted weighted-average common shares outstanding (in millions)	504.8	505.0	500.8

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

$ in millions

For the Fiscal Years Ended	February 25, 2006	February 26, 2005	February 28, 2004
Operating Activities
Net earnings	$1,140	$984	$705
(Gain) loss from and disposal of discontinued operations, net of tax	—	(50)	95
Earnings from continuing operations	1,140	934	800
Adjustments to reconcile earnings from continuing operations to total cash provided by operating activities from continuing operations:
Depreciation	456	459	385
Asset impairment charges	4	22	22
Stock-based compensation	132	(1)	8
Deferred income taxes	(151)	(28)	(14)
Excess tax benefits from stock-based compensation	(33)	—	—
Other, net	(3)	24	8
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Receivables	(110)	(30)	(27)
Merchandise inventories	(457)	(240)	(507)
Other assets	(11)	(50)	(7)
Accounts payable	385	347	272
Other liabilities	165	243	250
Accrued income taxes	178	301	197
Total cash provided by operating activities from continuing operations	1,695	1,981	1,387
Investing Activities
Additions to property and equipment, net of $75, $117 and $26 non-cash capital expenditures in fiscal 2006, 2005 and 2004, respectively	(648)	(502)	(545)
Purchases of available-for-sale securities	(4,319)	(8,517)	(2,989)
Sales of available-for-sale securities	4,187	7,730	2,175
Change in restricted assets	(20)	(140)	(18)
Other, net	46	7	1
Total cash used in investing activities from continuing operations	(754)	(1,422)	(1,376)
Financing Activities
Repurchase of common stock	(772)	(200)	(100)
Issuance of common stock under employee stock purchase plan and for the exercise of stock options	292	256	114
Dividends paid	(151)	(137)	(130)
Long-term debt payments	(69)	(371)	(17)
Net proceeds from issuance of long-term debt	36	—	—
Excess tax benefits from stock-based compensation	33	—	—
Other, net	(10)	(7)	46
Total cash used in financing activities from continuing operations	(641)	(459)	(87)
Effect of Exchange Rate Changes on Cash	27	9	1
Cash Flows from Discontinued Operations (Revised — See Note 2)
Operating cash flows	—	—	(52)
Investing cash flows	—	—	(1)
Net Cash Used in Discontinued Operations	—	—	(53)
Increase (Decrease) in Cash and Cash Equivalents	327	109	(128)
Cash and Cash Equivalents at Beginning of Year	354	245	373
Cash and Cash Equivalents at End of Year	$681	$354	$245
Supplemental Disclosure of Cash Flow Information
Income tax paid	$547	$241	$306
Interest paid	16	35	22

See Notes to Consolidated Financial Statements.

Consolidated Statements of Changes in Shareholders’ Equity

$ and shares in millions

	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balances at March 1, 2003	483	$48	$762	$1,893	$27	$2,730
Net earnings	—	—	—	705	—	705
Foreign currency translation adjustments	—	—	—	—	59	59
Total comprehensive income						764
Stock options exercised	7	1	113	—	—	114
Tax benefit from stock options exercised	—	—	41	—	—	41
Vesting of restricted stock awards	—	—	3	—	—	3
Common stock dividends, $0.27 per share	—	—	—	(130)	—	(130)
Repurchase of common stock	(3)	—	(100)	—	—	(100)
Balances at February 28, 2004	487	49	819	2,468	86	3,422
Net earnings	—	—	—	984	—	984
Other comprehensive income, net of tax:
Foreign currency translation adjustments	—	—	—	—	59	59
Other	—	—	—	—	4	4
Total comprehensive income						1,047
Stock options exercised	10	1	219	—	—	220
Tax benefit from stock options exercised and employee stock purchase plan	—	—	60	—	—	60
Issuance of common stock under employee stock purchase plan	2	—	36	—	—	36
Vesting of restricted stock awards	—	—	1	—	—	1
Common stock dividends, $0.28 per share	—	—	—	(137)	—	(137)
Repurchase of common stock	(6)	(1)	(199)	—	—	(200)
Balances at February 26, 2005	493	49	936	3,315	149	4,449
Net earnings	—	—	—	1,140	—	1,140
Other comprehensive income, net of tax:
Foreign currency translation adjustments	—	—	—	—	101	101
Other	—	—	—	—	11	11
Total comprehensive income						1,252
Stock options exercised	9	1	256	—	—	257
Tax benefit from stock options exercised and employee stock purchase plan	—	—	55	—	—	55
Issuance of common stock under employee stock purchase plan	1	—	35	—	—	35
Stock-based compensation	—	—	132	—	—	132
Common stock dividends, $0.31 per share	—	—	—	(151)	—	(151)
Repurchase of common stock	(18)	(1)	(771)	—	—	(772)
Balances at February 25, 2006	485	$49	$643	$4,304	$261	$5,257

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
$ in millions, except per share amounts

1.   Summary of Significant Accounting Policies

Description of Business

Best Buy Co., Inc. is a specialty retailer of consumer electronics, home-office products, entertainment software, appliances and related services, with fiscal 2006 revenue from continuing operations of $30.8 billion.

We operate two reportable segments: Domestic and International. The Domestic segment is comprised of the operations of U.S. Best Buy, Magnolia Audio Video and U.S. Geek Squad. U.S. Best Buy stores offer a wide variety of consumer electronics, home-office equipment, entertainment software, appliances and related services through 742 stores in 49 states and the District of Columbia at the end of fiscal 2006. Magnolia Audio Video stores offer high-end audio and video products and related services through 20 stores in California, Washington and Oregon at the end of fiscal 2006. U.S. Geek Squad offers computer repair, support and installation services in all U.S. Best Buy stores and at 12 stand-alone stores at the end of fiscal 2006.

The International segment was established in connection with our acquisition of Future Shop in fiscal 2002. At the end of fiscal 2006, the International segment operated 118 Future Shop stores throughout all Canadian provinces and 44 Canadian Best Buy stores in Ontario, Quebec, Alberta, British Columbia, Manitoba and Saskatchewan. The International segment offers products and services similar to those offered by the Domestic segment, although Canadian Best Buy stores do not sell appliances. Canadian Geek Squad offers computer repair, support and installation services in all Canadian Best Buy stores and five stand-alone stores at the end of fiscal 2006.

Effective March 7, 2006, we acquired all of the common stock of Pacific Sales Kitchen and Bath Centers, Inc. See Note 13, Subsequent Event, for further details.

In support of our retail store operations, we also maintain Web sites for each of our brands (BestBuy.com, BestBuyCanada.ca, FutureShop.ca, MagnoliaAV.com, GeekSquad.com, GeekSquad.ca and PacificSales.com).

In fiscal 2004, we sold our interest in Musicland Stores Corporation. As described in Note 2, Discontinued Operations, we have classified Musicland’s financial results as discontinued operations for all periods presented. These Notes to Consolidated Financial Statements, except where otherwise indicated, relate to continuing operations only.

Basis of Presentation

The consolidated financial statements include the accounts of Best Buy Co., Inc. and its subsidiaries.

We have eliminated all intercompany accounts and transactions. All subsidiaries are wholly owned.

On June 23, 2005, our Board of Directors (Board) approved a three-for-two stock split. Shareholders of record as of July 13, 2005, received one additional share for every two shares owned, with fractional shares being redeemed for cash. The additional shares were distributed on August 3, 2005. All share and per share information herein reflect this stock split.

Reclassifications

To maintain consistency and comparability, certain amounts from previously reported consolidated financial statements have been reclassified to conform to the current-year presentation. These reclassifications have no effect on previously reported operating income or net earnings. See Note 1, Summary of Significant Accounting Policies — Cash and Cash Equivalents and Investments, and Note 2, Discontinued Operations, for further details of the reclassifications.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires us to make estimates and assumptions. These estimates and assumptions affect the reported amounts in the consolidated balance sheets and statements of earnings, as well as the disclosure of contingent liabilities. Future results could be materially affected if actual results differ from these estimates and assumptions.

$ in millions, except per share amounts

Fiscal Year

Our fiscal year ends on the Saturday nearest the end of February. Fiscal 2006, 2005 and 2004 each included 52 weeks. Fiscal 2007 will include 53 weeks.

Cash and Cash Equivalents

Cash primarily consists of cash on hand and bank deposits. Cash equivalents primarily consist of money market accounts and other highly liquid investments with an original maturity of three months or less when purchased. We carry these investments at cost, which approximates market value. The amount of cash equivalents at February 25, 2006, and February 26, 2005, was $350 and $39, respectively, and the weighted-average interest rates were 3.3% and 1.5%, respectively.

Prior to the third quarter of fiscal 2006, we classified variable-rate demand notes as cash equivalents. These securities are now classified as short-term investments. Prior-year amounts have been reclassified to conform with the current-year presentation. See Note 3, Investments, for further details.

Outstanding checks in excess of funds on deposit totaled $230 and $393 at February 25, 2006, and February 26, 2005, respectively, and are reflected as current liabilities in our consolidated balance sheets.

Merchandise Inventories

Merchandise inventories are recorded at the lower of average cost or market. In-bound freight-related costs from our vendors are included as part of the net cost of merchandise inventories. Also included in the cost of inventory are certain vendor allowances that are not a reimbursement of specific, incremental and identifiable costs to promote a vendor’s products. Other costs associated with acquiring, storing and transporting merchandise inventories to our retail stores are expensed as incurred and included in cost of goods sold.

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

Our markdown reserve represents the excess of the carrying value, typically average cost, over the amount we expect to realize from the ultimate sale or other disposal of the inventory. Markdowns establish a new cost basis for our inventory. Subsequent changes in facts or circumstances do not result in the restoration of previously recorded markdowns or an increase in that newly established cost basis.

Restricted Assets

Included in other current assets were $178 and $158 in restricted cash balances at February 25, 2006, and February 26, 2005, respectively. Such balances are pledged as collateral or restricted to use for general liability insurance, workers’ compensation insurance and warranty programs.

Property and Equipment

Property and equipment are recorded at cost. We compute depreciation using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are depreciated over the shorter of their estimated useful lives or the period from the date the assets are placed in service to the end of the initial lease term. Leasehold improvements made significantly after the initial lease term are depreciated over the shorter of their estimated useful lives or the remaining lease term, including renewal periods, if reasonably assured. Accelerated depreciation methods are generally used for income tax purposes.

Repairs and maintenance costs are charged directly to expense as incurred. Major renewals or replacements that substantially extend the useful life of an asset are capitalized and depreciated.

Costs associated with the acquisition or development of software for internal use are capitalized and amortized over the expected useful life of the software, from three to seven years. A subsequent addition, modification or upgrade to

$ in millions, except per share amounts

internal-use software is capitalized only to the extent that it enables the software to perform a task it previously did not perform. Capitalized software is included in fixtures and equipment. Software maintenance and training costs are expensed in the period incurred.

Property under master and capital lease is comprised of retail locations under our master lease program, equipment used in our retail stores and other facilities. During the first quarter of fiscal 2006, we paid off our master lease obligation. Property under our master lease program had a carrying value of $41 at February 26, 2005. The related depreciation for master and capital lease assets is included in depreciation expense. Accumulated depreciation for property under master and capital lease was $5 and $23 at February 25, 2006, and February 26, 2005, respectively.

Estimated useful lives by major asset category are as follows:

Asset	Life (in years)
Buildings	35
Leasehold improvements	5–25
Fixtures and equipment	3–20
Property under capital lease	6–20

Impairment of Long-Lived Assets and Costs Associated With Exit Activities

We account for the impairment or disposal of long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires long-lived assets, such as property and equipment, to be evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Factors considered important that could result in an impairment review include, but are not limited to, significant underperformance relative to historical or planned operating results, significant changes in the manner of use of the assets or significant changes in our business strategies. An impairment loss is recognized when the estimated undiscounted cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. When an impairment loss is recognized, the carrying amount of the asset is reduced to its estimated fair value based on quoted market prices or other valuation techniques.

We recorded pre-tax asset impairment charges of $4, $22 and $22, in fiscal 2006, 2005 and 2004, respectively. The impairment charges in fiscal 2006 related to technology and store assets that were taken out of service due to changes in our business. The impairment charges in fiscal 2005 related to technology assets that were taken out of service due to changes in our business and charges associated with the disposal of corporate facilities that had been vacated. The impairment charges in fiscal 2004 related to corporate technology assets that were taken out of service based on changes in our business. Impairment charges are included in selling, general and administrative expenses (SG&A) and relate to our Domestic segment operations.

The present value of costs associated with location closings, primarily future lease costs (net of expected sublease income), are charged to earnings when a location is vacated.

Leases

We lease portions of our corporate facilities and conduct the majority of our retail and distribution operations from leased locations. The leases require payment of real estate taxes, insurance and common area maintenance, in addition to rent. The terms of our lease agreements generally range from 10 to 20 years. Most of the leases contain renewal options and escalation clauses, and certain store leases require contingent rents based on factors such as specified percentages of revenue or the consumer price index. Other leases contain covenants related to the maintenance of financial ratios.

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

$ in millions, except per share amounts

Cash or lease incentives (tenant allowances) received upon entering into certain store leases are recognized on a straight-line basis as a reduction to rent from the date we take possession of the property through the end of the initial lease term. We record the unamortized portion of tenant allowances as a part of deferred rent, in accrued liabilities or long-term liabilities, as appropriate.

At February 25, 2006, and February 26, 2005, deferred rent included in accrued liabilities in our consolidated balance sheets was $16 and $13, respectively, and deferred rent included in long-term liabilities in our consolidated balance sheets was $211 and $193, respectively.

We capitalize straight-line rent amounts during the major construction phase of leased properties. Straight-line rent is expensed as incurred subsequent to the major construction phase, including the period prior to the store opening. See Note 1, Summary of Significant Accounting Policies — New Accounting Standards, for discussion of Financial Accounting Standards Board (FASB) Staff Position (FSP) No. 13-1, Accounting for Rental Costs Incurred During a Construction Period, which we will adopt on a prospective basis in the first quarter of fiscal 2007.

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

We also lease certain equipment under noncancelable operating and capital leases. Assets acquired under capital leases are depreciated over the shorter of the useful life of the asset or the lease term, including renewal periods, if reasonably assured.

Goodwill and Intangible Assets

Goodwill

Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for under the purchase method. We do not amortize goodwill but test it for impairment annually, or when indications of potential impairment exist, utilizing a fair value approach at the reporting unit level. A reporting unit is the operating segment, or a business unit one level below that operating segment, for which discrete financial information is prepared and regularly reviewed by segment management.

We determine fair values utilizing widely accepted valuation techniques, including discounted cash flows and market multiple analyses. During the fourth quarter of fiscal 2006, we completed our annual impairment testing of our goodwill and the Future Shop tradename, using the valuation techniques as described above, and determined there was no impairment.

The changes in the carrying amount of goodwill by segment for continuing operations were as follows:

	Domestic	International	Total
Balances at March 1, 2003	$3	$426	$429
Changes in foreign currency exchange rates	—	48	48
Balances at February 28, 2004	3	474	477
Changes in foreign currency exchange rates	—	36	36
Balances at February 26, 2005	3	510	513
Goodwill resulting from acquisitions	3	1	4
Changes in foreign currency exchange rates	—	40	40
Balances at February 25, 2006	$6	$551	$557

$ in millions, except per share amounts

Tradename

We have an indefinite-lived intangible asset related to our Future Shop tradename that totaled $44 and $40 at February 25, 2006, and February 26, 2005, respectively, which is included in the International segment. The change in the indefinite-lived intangible asset balance from February 26, 2005, was the result of fluctuations in foreign currency exchange rates.

Lease Rights

Lease rights represent costs incurred to acquire the lease of a specific commercial property. Lease rights are recorded at cost and are amortized to rent expense over the remaining lease term, including renewal periods, if reasonably assured. Amortization periods range up to 16 years, beginning with the date we take possession of the property.

The gross cost and accumulated amortization of lease rights were $29 and $27; and $10 and $9, respectively, at February 25, 2006, and February 26, 2005, respectively. Lease rights amortization was $3, $4 and $4 for fiscal 2006, 2005 and 2004, respectively. Current lease rights amortization is expected to be approximately $3 for each of the next five fiscal years.

Investments

Short-term and long-term investments are comprised of municipal and United States government debt securities. In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and based on our ability to market and sell these instruments, we classify auction-rate debt securities, variable-rate demand notes and other investments in debt securities as available-for-sale and carry them at amortized cost, which approximates fair value. Auction-rate debt securities and variable-rate demand notes are bonds that are similar to short-term instruments because their interest rates are reset periodically. Investments in these securities can be sold for cash on the auction date. We classify auction-rate debt securities and variable-rate demand notes as short-term or long-term investments based on the reset dates.

In accordance with our investment policy, we place our investments in debt securities with issuers who have high-quality credit and limit the amount of investment exposure to any one issuer. We seek to preserve principal and minimize exposure to interest-rate fluctuations by limiting default risk, market risk and reinvestment risk.

We hold investments in marketable equity securities. We classify all marketable equity securities as available-for-sale. Investments in equity securities are included in other assets in our consolidated balance sheets and reported at fair value, based on quoted market prices when available. All unrealized holding gains are reflected net of tax in accumulated other comprehensive income in shareholders’ equity.

We review the key characteristics of our debt and equity securities portfolio and their classification in accordance with GAAP on an annual basis, or when indications of potential impairment exist. If a decline in the fair value of a security is deemed by management to be other than temporary, the cost basis of the investment is written down to fair value, and the amount of the write-down is included in the determination of net earnings.

During the third quarter of fiscal 2006, we reclassified variable-rate demand notes from cash and cash equivalents to short-term investments for all periods presented. The amortized cost of the securities reclassified for fiscal 2005 was $116.

We also revised the presentation in the consolidated statement of cash flows for the year ended February 26, 2005, to reflect the gross purchases and sales of variable-rate demand notes as investing activities rather than as a component of cash and cash equivalents, which is consistent with the presentation for the fiscal year ended February 25, 2006. The amount reclassified from cash and cash equivalents to investing activities was $116 for fiscal 2005. We did not hold any variable-rate demand notes during fiscal 2004.

Insurance

We are self-insured for certain losses related to health, workers’ compensation and general liability claims, although we obtain third-party insurance coverage to limit our exposure to these claims. A portion of these self-insured

$ in millions, except per share amounts

losses is managed through a wholly owned insurance captive. We estimate our self-insured liabilities using a number of factors including historical claims experience, demographic factors, severity factors and valuations provided by independent third-party actuaries. Our self-insurance liability was $83 and $80, at February 25, 2006, and February 26, 2005, respectively, and is included in other current liabilities in our consolidated balance sheets.

Inventory Financing

We have inventory financing facilities through which certain suppliers receive payments from a designated finance company on invoices we owe them. Amounts due under the facilities are collateralized by a security interest in certain merchandise inventories. The amounts extended bear interest, if we exceed certain terms, at rates specified in the agreements. We impute interest based on our borrowing rate where there is an average balance outstanding. Imputed interest is not significant. Certain agreements have provisions that entitle the lenders to a portion of the cash discounts provided by the suppliers.

At February 25, 2006, and February 26, 2005, $59 and $68, respectively, were outstanding and included in accrued liabilities on our consolidated balance sheets; and $177 and $157, respectively, were available for use under these inventory financing facilities.

Income Taxes

We account for income taxes under the liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted income tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in income tax rates is recognized in our consolidated statement of earnings in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets if it is more likely than not that such assets will not be realized.

In determining our provision for income taxes, we use an annual effective income tax rate based on annual income, permanent differences between book and tax income, and statutory income tax rates. The effective income tax rate also reflects our assessment of the ultimate outcome of tax audits. We adjust our annual effective income tax rate as additional information on outcomes or events becomes available. Discrete events such as audit settlements or changes in tax laws are recognized in the period in which they occur.

Long-Term Liabilities

The major components of long-term liabilities at February 25, 2006, and February 26, 2005, included deferred compensation plan liabilities, long-term rent-related liabilities and advances received under vendor alliance programs.

Foreign Currency

Foreign currency denominated assets and liabilities are translated into U.S. dollars using the exchange rates in effect at our consolidated balance sheet date. Results of operations and cash flows are translated using the average exchange rates throughout the period. The effect of exchange rate fluctuations on translation of assets and liabilities is included as a component of shareholders’ equity in accumulated other comprehensive income. Gains and losses from foreign currency transactions, which are included in SG&A, have not been significant.

Revenue Recognition

We recognize revenue when the sales price is fixed or determinable, collectibility is reasonably assured and the customer takes possession of the merchandise, or in the case of services, at the time the service is provided. Amounts billed to customers for shipping and handling are included in revenue. Revenue is reported net of estimated sales returns and excludes sales taxes.

$ in millions, except per share amounts

We estimate our sales returns reserve based on historical return rates. We initially established our sales returns reserve in the fourth quarter of fiscal 2005. Our sales returns reserve was $78 and $65, at February 25, 2006, and February 26, 2005, respectively.

We sell extended service contracts on behalf of an unrelated third party. In jurisdictions where we are not deemed to be the obligor on the contract, commissions are recognized in revenue at the time of sale. In jurisdictions where we are deemed to be the obligor on the contract, commissions are recognized in revenue ratably over the term of the service contract.

For revenue transactions that involve multiple deliverables, we defer the revenue associated with any undelivered elements. The fair value of the undelivered elements is determined using the relative fair value of each element, which is generally based on each element’s relative retail price.

Gift Cards

We sell gift cards to our customers in our retail stores and through our Web sites. Our gift cards do not have an expiration date. We recognize income from gift cards when: (i) the gift card is redeemed by the customer; or (ii) the likelihood of the gift card being redeemed by the customer is remote (gift card breakage) and we determine that we do not have a legal obligation to remit the value of unredeemed gift cards to the relevant jurisdictions. We determine our gift card breakage rate based upon historical redemption patterns. Based on our historical information, the likelihood of a gift card remaining unredeemed can be determined 24 months after the gift card is issued. At that time, we recognize breakage income for those cards for which the likelihood of redemption is deemed to be remote. Gift card breakage income is included in revenue in our consolidated statements of earnings.

During the third quarter of fiscal 2006, based on the resolution of certain legal matters associated with gift card liabilities, we began recognizing gift card breakage income. During fiscal 2006, we recognized $43 of gift card breakage income, of which $27 relates to periods prior to fiscal 2006.

Sales Incentives

We frequently offer sales incentives that entitle our customers to receive a reduction in the price of a product or service. Sales incentives include discounts, coupons and other offers that entitle a customer to receive a reduction in the price of a product or service by submitting a claim for a refund or rebate. For sales incentives issued to a customer in conjunction with a sale of merchandise or services, for which we are the obligor, the reduction in revenue is recognized at the time of sale, based on the retail value of the incentive expected to be redeemed.

We have a customer loyalty program which allows members to earn points for each purchase completed at U.S. Best Buy stores or through our BestBuy.com Web site. Points earned enable members to receive a certificate that may be redeemed on future purchases at U.S. Best Buy stores. We account for our customer loyalty program in accordance with Emerging Issues Task Force (EITF) Issue No. 00-22, Accounting for “Points” and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future. The value of points earned by our loyalty program members is included in accrued liabilities and recorded as a reduction in revenue at the time the points are earned, based on the retail value of points that are projected to be redeemed. Loyalty program membership fees are initially deferred and then recognized in revenue ratably over the membership period.

$ in millions, except per share amounts

Cost of Goods Sold and Selling, General and Administrative Expenses

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

— Cash discounts on payments to vendors;

•   Cost of services provided;

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

Vendor Allowances

We receive vendor allowances for various programs, primarily volume incentives and reimbursements for specific costs such as markdowns, margin protection, advertising and sales incentives. Vendor allowances provided as a reimbursement of specific, incremental and identifiable costs incurred to promote a vendor’s products are included as an expense reduction when the cost is incurred. All other vendor allowances, including vendor allowances received in excess of our cost to promote a vendor’s product, are initially deferred and recorded as a reduction of merchandise inventories. The deferred amounts are then included as a reduction of cost of goods sold when the related product is sold. Vendor allowances included in revenue for reimbursement of sales incentives were $141, $85 and $51, in fiscal 2006, 2005 and 2004, respectively. Vendor allowances included in SG&A were $138, $140 and $92, in fiscal 2006, 2005 and 2004, respectively.

Advertising Costs

Advertising costs, which are included in SG&A, are expensed the first time the advertisement runs. Advertising costs consist primarily of print and television advertisements as well as promotional events. Gross advertising expenses, before expense reimbursement from vendor allowances, for fiscal 2006, 2005 and 2004 were $767, $712 and $675, respectively.

Pre-Opening Costs

Non-capital expenditures associated with opening new stores are expensed as incurred.

Stock-Based Compensation

SFAS No. 123(R)

On February 27, 2005, we early-adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payment (123(R)), requiring us to recognize

$ in millions, except per share amounts

expense related to the fair value of our stock-based compensation awards. We elected the modified prospective transition method as permitted by SFAS No. 123(R). Under this transition method, stock-based compensation expense for the fiscal year ended February 25, 2006, includes: (i) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of February 26, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation; and (ii) compensation expense for all stock-based compensation awards granted subsequent to February 26, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). We recognize compensation expense on a straight-line basis over the requisite service period of the award (or to an employee’s eligible retirement date, if earlier). Total stock-based compensation expense included in our consolidated statement of earnings for fiscal 2006 was $132 ($87, net of tax). In accordance with the modified prospective transition method of SFAS No. 123(R), financial results for prior periods have not been restated.

APB Opinion No. 25

Prior to February 27, 2005, we applied Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for stock-based compensation awards. Prior to fiscal 2006, no stock-based compensation expense was recognized in our consolidated statements of earnings for non-qualified stock options, as the exercise price was equal to the market price of our stock on the date of grant. In addition, we did not recognize any stock-based compensation expense for our Employee Stock Purchase Plan (ESPP), as it was intended to be a plan that qualifies under Section 423 of the Internal Revenue Code of 1986, as amended. However, we did recognize stock-based compensation expense for share awards.

Compensation expense for time-based share awards was recognized on a straight-line basis over the vesting period based on the fair value of the award on the grant date. Compensation expense for market-based share awards was recognized each reporting period based on the current stock price, the number of shares expected to ultimately vest and the vesting period. Outside valuation advisors assisted us in determining the number of shares expected to ultimately vest. If an award recipient’s relationship with us is terminated, all shares still subject to restrictions are forfeited and returned to the plan.

Stock-based compensation (income) expense recognized in fiscal 2005 and 2004 on a pre-tax basis, was $(1) and $8, respectively. The fiscal 2005 income reflects a change in vesting assumptions based on our total shareholder return relative to the performance of the Standard & Poor’s 500 Index (S&P 500) and an increase in our expected forfeiture rate.

Transition

Prior to the adoption of SFAS No. 123(R), we reported all tax benefits resulting from the exercise of non-qualified stock options as operating cash flows in our consolidated statements of cash flows. In accordance with SFAS No. 123(R), our fiscal 2006 consolidated statement of cash flows includes the excess tax benefits from the exercise of non-qualified stock options as financing cash flows. For the fiscal year ended February 25, 2006, $33 of excess tax benefits was reported as financing cash flows rather than operating cash flows.

In November 2005, the FASB issued FSP No. FAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. FSP No. FAS 123(R)-3 provides an alternative method of calculating the excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R). The calculation of excess tax benefits reported as an operating cash outflow and a financing inflow in the statement of cash flows required by FSP No. FAS 123(R)-3 under the alternative method, differs from that required by SFAS No. 123(R). We have until November 2006 to make a one-time election to adopt the alternative method. We are currently evaluating FSP No. FAS 123(R)-3; however, the one-time election is not expected to affect operating income or net earnings.

$ in millions, except per share amounts

The table below illustrates the effect on net earnings and earnings per share as if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation for fiscal 2005 and 2004.

	2005	2004
Net earnings, as reported	$984	$705
Add: Stock-based compensation expense included in reported net earnings, net of tax(1)	(1)	5
Deduct: Stock-based compensation expense determined under fair value method for all awards, net of tax(2)	(60)	(101)
Net earnings, pro forma	$923	$609
Earnings per share:
Basic — as reported	$2.01	$1.45
Basic — pro forma	$1.89	$1.25
Diluted — as reported	$1.96	$1.42
Diluted — pro forma	$1.87	$1.25

(1)                  Amounts represent the stock-based compensation costs, net of tax, recognized under APB Opinion No. 25.

(2)                  In the fourth quarter of fiscal 2005, we increased our expected participant non-qualified stock option forfeiture rate as a result of transferring to a third-party provider certain corporate employees, and the departure of certain senior executives. This higher level of expected non-qualified stock option forfeitures reduced our fiscal 2005 pro forma stock-based compensation expense. Fiscal 2005 pro forma stock-based compensation expense may not be indicative of future stock-based compensation expense.

The weighted-average fair value of non-qualified stock options granted during fiscal 2005 and 2004 used in computing pro forma compensation expense was $14.18 and $20.62 per share, respectively.

The fair value of each non-qualified stock option was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2005	2004
Risk-free interest rate(1)	3.4%	3.3%
Expected dividend yield	0.9%	0.8%
Expected stock price volatility(2)	40%	60%
Expected life of non-qualified stock options(3)	5.5 years	5.5 years

(1)                  Based on the five-year Treasury constant maturity interest rate whose term is consistent with the expected life of our non-qualified stock options.

(2)                  Beginning in fiscal 2005, we used an outside valuation advisor to assist us in projecting the expected stock price volatility. We considered both historical data and observable market prices of similar equity instruments. Prior to fiscal 2005, expected stock price volatility was based primarily on historical experience.

(3)               We estimated the expected life of non-qualified stock options based upon historical experience.

$ in millions, except per share amounts

Derivative Financial Instruments

Our only derivative financial instrument was an interest-rate swap with a fair value of $1 as of February 26, 2005. On May 2, 2005, we terminated the interest-rate swap. Our interest-rate swap was included in our consolidated balance sheet in the current portion of long-term debt.

New Accounting Standards

In October 2005, the FASB issued FSP No. FAS 13-1, Accounting for Rental Costs Incurred During a Construction Period. FSP No. FAS 13-1 requires companies to expense rent payments for building or ground leases incurred during the construction period. FSP No. FAS 13-1 is effective for annual reporting periods beginning after December 15, 2005. Retrospective application is permitted, but not required. We will adopt FSP No. FAS 13-1 on a prospective basis in the first quarter of fiscal 2007. We do not believe the adoption of this new standard will have a significant effect on operating income or net earnings.

2.   Discontinued Operations

In fiscal 2004, we sold our interest in Musicland. The buyer assumed all of Musicland’s liabilities, including approximately $500 in lease obligations, in exchange for all of the capital stock of Musicland and paid no cash consideration. The transaction also resulted in the transfer of all of Musicland’s assets, other than a distribution center in Franklin, Indiana, and selected nonoperating assets. The loss from discontinued operations for fiscal 2004 included a loss on the disposal of discontinued operations (which was primarily noncash) of $66, net of tax, related to the sale of Musicland. In connection with the sale, Musicland purchased transition support services from us for approximately one year from the date of the sale.

On March 25, 2005, we received notification from the Internal Revenue Service (IRS) of a favorable resolution of outstanding tax matters regarding the disposition of our interest in Musicland. Based on the agreement with the IRS, we reversed previously recorded valuation allowances on deferred tax assets related to the disposition of our interest in Musicland and recognized a $50 tax benefit in fiscal 2005.

In accordance with SFAS No. 144, Musicland’s financial results are reported separately as discontinued operations for all periods presented.

No assets or liabilities of Musicland were included in our consolidated balance sheets at February 25, 2006, or February 26, 2005.

In fiscal 2006, we have separately disclosed the operating, investing and financing portions of the cash flows attributable to our discontinued operations, which in prior periods were reported on a combined basis as a single amount.

The financial results of Musicland, included in discontinued operations, were as follows:

For the Fiscal Years Ended	Feb. 25, 2006	Feb. 26, 2005	Feb. 28, 2004 (1)
Revenue	$—	$—	$354
Loss before income taxes	—	—	(46)
Loss before the disposal and the cumulative effect of accounting changes, net of $17 tax	—	—	(29)
Gain (loss) on disposal of discontinued operations(2)	—	50	(66)
Gain (loss) from discontinued operations, net of tax	$—	$50	$(95)

(1)                  Fiscal 2004 includes operating results from March 2, 2003, through June 16, 2003, the date we sold our interest in Musicland.

(2)                  The fiscal 2005 gain on disposal of discontinued operations represents the reversal of valuation allowances on deferred tax assets as described above. The fiscal 2004 loss on disposal of discontinued operations is net of $25 tax benefit offset by a $25 valuation allowance.

$ in millions, except per share amounts

3.   Investments

Debt Securities

The following table presents the amortized principal amounts, related weighted-average interest rates, maturities and major security types for our investments in debt securities:

	Feb. 25, 2006		Feb. 26, 2005
	Amortized Principal Amount	Weighted- Average Interest Rate	Amortized Principal Amount	Weighted- Average Interest Rate
Short-term investments (less than one year)	$3,051	4.76%	$2,994	3.20%
Long-term investments (one to three years)	218	4.95%	148	3.73%
Total	$3,269		$3,142
Municipal debt securities	$3,262		$3,135
Debt securities issued by U.S. Treasury and other U.S. government entities	7		7
Total	$3,269		$3,142

The carrying value of our investments in debt securities approximated fair value at February 25, 2006, and February 26, 2005, due to the rapid turnover of our portfolio and the highly liquid nature of these investments. Therefore, there were no significant realized or unrealized gains or losses.

Marketable Equity Securities

The carrying value of our investments in marketable equity securities at February 25, 2006, and February 26, 2005, was $28 and $8, respectively. Unrealized gains, net of tax, included in accumulated other comprehensive income were $12 and $2 at February 25, 2006, and February 26, 2005, respectively.

Prior to the second quarter of fiscal 2006, our investments included redeemable convertible preferred stock of Golf Galaxy, Inc., with a $5 carrying value. In August 2005, Golf Galaxy completed an initial public offering (IPO) of its common stock. As part of the IPO, we received $4 of accumulated preferred dividends, which are included in net interest income for fiscal 2006. The convertible preferred stock was simultaneously converted into 1,492,000 shares of common stock. In August 2005, we sold 216,000 shares of the common stock in the IPO and recognized a $2 gain on the sale, which is included in SG&A.

$ in millions, except per share amounts

4.   Debt

Long-term debt consists of the following:

	Feb. 25, 2006	Feb. 26, 2005
Convertible subordinated debentures, unsecured, due 2022, initial interest rate 2.25%	$402	$402
Financing lease obligations, due 2009 to 2026, interest rates ranging from 3.0% to 6.1%	157	107
Capital lease obligations, due 2007 to 2026, interest rates ranging from 1.8% to 8.9%	27	13
Other debt, due 2010, interest rates ranging from 8.4% to 8.8%	10	23
Master lease obligations, due 2006, interest rate 5.9%	—	55
Total debt	596	600
Less: current portion(1)	(418)	(72)
Total long-term debt	$178	$528

(1)                  Since holders of our debentures due in 2022 may require us to purchase all or a portion of their debentures on January 15, 2007, we have classified our debentures in the current portion of long-term debt at February 25, 2006.

Lease obligations and other debt are secured by certain property and equipment with a net book value of $41 and $98 at February 25, 2006, and February 26, 2005, respectively.

Convertible Debentures

In January 2002, we sold convertible subordinated debentures having an aggregate principal amount of $402. The proceeds from the offering, net of $6 in offering expenses, were $396. The debentures mature in 2022 and are callable at par, at our option, for cash on or after January 15, 2007.

Holders may require us to purchase all or a portion of their debentures on January 15, 2007; January 15, 2012; and January 15, 2017, at a purchase price equal to 100% of the principal amount of the debentures plus accrued and unpaid interest up to but not including the date of purchase. We have the option to settle the purchase price in cash, stock, or a combination of cash and stock. Since holders may require us to purchase all or a portion of their debentures on January 15, 2007, we have classified our debentures in the current portion of long-term debt at February 25, 2006.

The debentures will be convertible into shares of our common stock at a conversion rate of 21.7391 shares per $0.001 principal amount of debentures, equivalent to an initial conversion price of $46.00 per share, if the closing price of our common stock exceeds a specified price for 20 consecutive trading days in a 30-trading day period preceding the date of conversion, if our credit rating falls below specified levels, if the debentures are called for redemption or if certain specified corporate transactions occur. At February 25, 2006, none of the criteria for conversion had been met. Since March 31, 2006, our closing stock price has exceeded the specified stock price for more than 20 days, therefore, holders currently have the option to convert their debentures into our common stock. As of May 9, 2006, no debentures had been converted to shares of our common stock.

The debentures have an initial interest rate of 2.25% per annum. The interest rate may be reset, but not below 2.25% or above 3.25%, on July 15, 2006; July 15, 2011; and July 15, 2016. One of our subsidiaries has guaranteed the convertible debentures.

Credit Facilities

We have a $200 bank revolving credit facility which is guaranteed by certain of our subsidiaries. The facility expires on December 22, 2009. Borrowings under this facility are unsecured and bear interest at rates specified in the credit agreement. We also pay certain facility and agent fees. The agreement contains covenants that require us to maintain certain financial ratios. This facility replaced a

$ in millions, except per share amounts

$200 revolving credit facility that would have expired on March 21, 2005. At February 25, 2006, and February 26, 2005, $199 and $139, respectively, were available under these facilities. There were no borrowings outstanding under these facilities for any period presented. However, amounts outstanding under letters of credit reduce amounts available under these facilities.

Our International segment has a $22 revolving demand facility, of which $17 is available from February through July and $22 is available from August through January of each year. There is no set expiration date for this facility. There were no borrowings outstanding under this facility at February 25, 2006, or February 26, 2005. Outstanding letters of credit and letters of guarantee reduced the amount available under this facility to $17 and $15 at February 25, 2006, and February 26, 2005, respectively. All borrowings under this facility are made available at the sole discretion of the lender and are payable on demand. Borrowings under this facility are unsecured and bear interest at rates specified in the agreement. The agreement for this facility contains certain reporting and operating covenants.

Other

The fair value of long-term debt approximated $693 and $603 at February 25, 2006, and February 26, 2005, respectively, based on the ask prices quoted from external sources, compared with carrying values of $596 and $600, respectively.

We had a master lease program which was used to construct and lease new retail locations. At the end of fiscal 2005, $55 in leases for new stores was outstanding under the master lease program. At February 26, 2005, the debt associated with the master lease program was included in the current portion of long-term debt based on the terms of the agreement. On May 4, 2005, we repaid the outstanding balance of $54 on our master lease obligation.

The future maturities of long-term debt, including capitalized leases, consist of the following:

Fiscal Year
2007(1)	$418
2008	16
2009	16
2010	25
2011	17
Thereafter	104
$596

(1)                  Holders of our debentures due in 2022 may require us to purchase all or a portion of their debentures on January 15, 2007. The table above assumes that all holders of our debentures exercise their redemption options.

5.   Shareholders’ Equity

Stock Compensation Plans

Our 2004 Omnibus Stock and Incentive Plan (Omnibus Plan) authorizes us to grant or issue non-qualified stock options, nonvested share awards and other equity awards up to a total of 24 million shares. Under the terms of the Omnibus Plan, awards may be granted to our employees, officers, advisors, consultants and directors. Awards issued under the Omnibus Plan vest as determined by our Compensation and Human Resources Committee at the time of grant. At February 25, 2006, a total of 11.4 million shares were available for future grants under the Omnibus Plan.

Upon shareholder approval of the Omnibus Plan, all of our previous stock compensation plans were terminated. However, existing awards under those plans will continue to vest in accordance with the original vesting schedule and will expire at the end of their original term.

Our outstanding non-qualified stock options have a 10-year term. Outstanding non-qualified stock options issued to employees generally vest over a four-year period, and outstanding non-qualified stock options issued to directors vest immediately upon grant. Share awards vest based either upon attainment of established goals or upon continued employment (time-based). Outstanding share awards that are not time-based vest at the end of a three-year incentive period based either upon our total

$ in millions, except per share amounts

shareholder return (TSR) compared with the TSR of companies that comprise the S&P 500 (market-based), or upon the achievement of company or personal performance goals (performance-based). Time-based share awards vest over a period of at least three years, during which no more than 25% may vest at the time of the award, and no more than 25% may vest on each anniversary date thereafter. Stock-based compensation expense associated with our performance-based and time-based share awards is not significant.

We also have an employee stock purchase plan which permits employees to purchase stock at 85% of the market price of our common stock at the beginning or at the end of the semi-annual purchase period, whichever is less.

Non-Qualified Stock Options

Non-qualified stock option activity for fiscal 2006 was as follows:

	Non-Qualified Stock Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on February 26, 2005	37,752,000	$28.43
Granted	5,752,000	46.04
Exercised	(9,804,000)	26.42
Forfeited/Canceled	(1,366,000)	34.22
Outstanding on February 25, 2006	32,334,000	$31.93	6.57	$715
Exercisable on February 25, 2006	19,576,000	$26.60	5.22	$537

The weighted-average grant-date fair value of non-qualified stock options granted during fiscal 2006, 2005 and 2004 was $18.54, $14.18 and $20.62, respectively, per share. The aggregate intrinsic value of our non-qualified stock options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) exercised during fiscal 2006, 2005 and 2004, was $197, $156 and $111, respectively. At February 25, 2006, there was $163 of unrecognized compensation expense related to non-qualified stock options that is expected to be recognized over a weighted-average period of 1.4 years.

Prior to fiscal 2006, we used the Black-Scholes option-pricing model to estimate the fair value of each non-qualified stock option. For grants subsequent to our adoption of SFAS No. 123(R), we estimate the fair value of each non-qualified stock option using a lattice model. We believe the lattice model more accurately estimates stock-based compensation expense as it incorporates additional variables, including historical exercise behavior.

$ in millions, except per share amounts

The fair value of each non-qualified stock option was estimated on the date of grant using a lattice model in fiscal 2006 and the Black-Scholes option-pricing model in fiscal 2005 and 2004, with the following assumptions:

Valuation Assumptions(1)	Feb. 25, 2006 Lattice	Feb. 26, 2005 Black-Scholes	Feb. 28, 2004 Black-Scholes
Risk-free interest rate(2)	4.3% - 4.6%	3.4%	3.3%
Expected dividend yield	0.8%	0.9%	0.8%
Expected stock price volatility(3)	40%	40%	60%
Expected life of non-qualified stock options (in years)(4)	6.1	5.5	5.5

(1)                  Forfeitures are estimated using historical experience and projected employee turnover.

(2)                  Based on the Treasury constant maturity interest rate whose term is consistent with the expected life of our non-qualified stock options.

(3)                  Beginning in fiscal 2005, we use an outside valuation advisor to assist us in projecting expected stock price volatility. We consider both the historical volatility of our stock price as well as implied volatilities from exchange-traded options on our stock. Prior to fiscal 2005, expected stock price volatility was based primarily on historical experience.

(4)                  We estimate the expected life of non-qualified stock options based upon historical experience.

Net cash proceeds from the exercise of non-qualified stock options were $257, $220 and $114 for fiscal 2006, 2005 and 2004, respectively.

The actual income tax benefit realized from non-qualified stock option exercises totaled $53, $59 and $41, for fiscal 2006, 2005 and 2004, respectively.

Market-Based Share Awards

The fair value of market-based share awards is determined based on generally accepted valuation techniques and the closing market price of our stock on the date of grant. A summary of the status of our market-based nonvested share awards at February 25, 2006, and changes during fiscal 2006, is as follows:

Market-Based Nonvested Share Awards	Shares	Fair Value
Outstanding at February 26, 2005	2,297,000	$29.20
Granted	654,000	34.12
Vested	—	—
Forfeited/Canceled	(273,000)	29.57
Outstanding at February 25, 2006	2,678,000	$30.36

Market-based share awards were first granted in fiscal 2004. No market-based share awards vested during fiscal 2006 or 2005. At February 25, 2006, there was $33 of unrecognized compensation expense related to market-based nonvested share awards that is expected to be recognized over a weighted-average period of 1.4 years.

$ in millions, except per share amounts

ESPP

The fair value of stock-based compensation expense associated with our ESPP was estimated on the purchase date using the Black-Scholes option-pricing valuation model, with the following assumptions:

Valuation Assumptions	Feb. 25, 2006	Feb. 26, 2005	Feb. 28, 2004
Risk-free interest rate(1)	3.5%	1.5%	1.0%
Expected dividend yield	0.8%	0.8%	0.0%
Expected stock price volatility(2)	32%	31%	39%
Expected life of ESPP options (in months)(3)	6	6	6

(1)                  Based on the Treasury constant maturity interest rate whose term is consistent with the expected life of ESPP shares.

(2)                  Beginning in fiscal 2005, we use an outside valuation advisor to assist us in projecting expected stock price volatility. We consider both the historical volatility of our stock price as well as implied volatilities from exchange-traded options on our stock. Prior to fiscal 2005, expected stock price volatility was based primarily on historical experience.

(3)                  Based on semi-annual purchase period.

In fiscal 2006 and 2005, 1.1 million and 1.2 million shares were purchased through the ESPP. The weighted-average purchase date fair value of ESPP shares purchased during fiscal 2006 and 2005, was $9.13 and $8.50, respectively. At February 25, 2006, and February 26, 2005, ESPP participants had accumulated approximately $18 and $13, respectively, to purchase our common stock. There were no shares purchased through the ESPP during fiscal 2004, since the initial purchase period ended on April 1, 2004.

Earnings per Share

Basic earnings per share is computed based on the weighted-average number of common shares outstanding. Diluted earnings per share is computed based on the weighted-average number of common shares outstanding adjusted by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued. Potentially dilutive shares of common stock include non-qualified stock options, nonvested share awards and shares issuable under our ESPP, as well as common shares that would have resulted from the assumed conversion of our convertible debentures (see Note 4, Debt). Since the potentially dilutive shares related to the convertible debentures are included in the calculation, the related interest expense, net of tax, is added back to earnings from continuing operations, as the interest would not have been paid if the convertible debentures were converted to common stock.

At February 25, 2006, non-qualified stock options to purchase 32.3 million shares of common stock were outstanding as follows (shares in millions):

	Exercisable			Unexercisable			Total
	Shares	%	Price	Shares	%	Price	Shares	%	Price
In-the-money	19.6	100	$26.60	7.4	58	$35.35	27.0	84	$29.00
Out-of-the-money	—	—	NA	5.3	42	46.75	5.3	16	46.75
Total non-qualified stock options outstanding	19.6	100	$26.60	12.7	100	$40.12	32.3	100	$31.93

The computation of dilutive shares outstanding excludes the out-of-the-money non-qualified stock options because such outstanding options’ exercise prices were greater than the average market price of our common shares and, therefore, the effect would be antidilutive (i.e., including such options would result in higher earnings per share).

$ in millions, except per share amounts

The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings per share from continuing operations for fiscal 2006, 2005 and 2004:

	2006	2005	2004
Numerator:
Earnings from continuing operations, basic	$1,140	$934	$800
Adjustment for assumed dilution:
Interest on convertible debentures due in 2022, net of tax	7	7	6
Earnings from continuing operations, diluted	$1,147	$941	$806
Denominator (in millions):
Weighted-average common shares outstanding	490.3	488.9	485.0
Effect of dilutive securities:
Shares from assumed conversion of convertible debentures	8.8	8.8	8.8
Non-qualified stock options and other	5.7	7.3	7.0
Weighted-average common shares outstanding, assuming dilution	504.8	505.0	500.8
Basic earnings per share — continuing operations	$2.33	$1.91	$1.65
Diluted earnings per share — continuing operations	$2.27	$1.86	$1.61

Repurchase of Common Stock

Our Board authorized a $1,500 share repurchase program in April 2005. The program, which became effective on April 27, 2005, terminated and replaced a $500 share repurchase program authorized by our Board in June 2004. There is no expiration date governing the period over which we can make our share repurchases under the $1,500 share repurchase program.

During fiscal 2006, we purchased and retired 16.5 million shares at a cost of $711 under the $1,500 share repurchase program, and 1.8 million shares at a cost of $61 under the $500 share repurchase program.

Comprehensive Income

Comprehensive income is computed as net earnings plus certain other items that are recorded directly to shareholders’ equity. The significant components of comprehensive income include foreign currency translation adjustments and unrealized gains on available-for-sale marketable equity securities. Foreign currency translation adjustments do not include a provision for income tax expense because earnings from foreign operations are considered to be indefinitely reinvested outside the United States. Comprehensive income was $1,252, $1,047 and $764 for fiscal 2006, 2005 and 2004, respectively.

6.   Net Interest Income (Expense)

Net interest income (expense) for fiscal 2006, 2005 and 2004 was comprised of the following:

	2006	2005	2004
Interest expense(1)	$(30)	$(44)	$(32)
Interest income	103	45	23
Dividend income	4	—	—
Capitalized interest	—	—	1
Net interest income (expense) from continuing operations	$77	$1	$(8)

(1)                  The fiscal 2006 interest expense includes $8 of interest expense related to financing leases. The fiscal 2005 interest expense includes $21 of expense related to our lease accounting corrections. See Note 7, Leases, for additional information.

$ in millions, except per share amounts

7.   Leases

The composition of rental expense for all operating leases, including leases of property and equipment, during the past three fiscal years, was as follows:

	2006	2005	2004
Minimum rentals	$569	$516	$484
Contingent rentals	1	1	1
Total rent expense from continuing operations	570	517	485
Less: sublease income	(18)	(16)	(17)
Net rent expense from continuing operations	$552	$501	$468

The future minimum lease payments under our capital, financing and operating leases by fiscal year (not including contingent rentals) at February 25, 2006, are as follows:

Fiscal Year	Capital Leases	Financing Leases	Operating Leases
2007	$5	$20	$602
2008	4	20	605
2009	4	20	582
2010	3	20	546
2011	3	20	513
Thereafter	20	113	3,080
Subtotal	39	213	$5,928
Less: imputed interest	(12)	(56)
Present value of lease obligations	$27	$157

Total minimum lease payments have not been reduced by minimum sublease rent income of approximately $88 due under future noncancelable subleases.

During fiscal 2006, we entered into a capital lease agreement totaling $16 for a distribution center. During fiscal 2005, we entered into a capital lease agreement totaling $10 for a corporate facility. During fiscal 2004, we entered into a capital lease agreement totaling $26 for certain equipment used in our stores. These leases were noncash transactions and have been eliminated from our consolidated statements of cash flows.

Fiscal 2005 Lease Accounting Correction

We conducted an extensive review of our lease accounting practices during the fourth quarter of fiscal 2005 in light of the views expressed by the Securities and Exchange Commission (SEC) in its letter dated February 7, 2005, to the American Institute of Certified Public Accountants Center for Public Company Audit Firms. In the letter, the SEC expressed its views regarding operating lease accounting matters and the related interpretation/ application of these matters under existing GAAP.

Following our review, we recorded a cumulative fourth-quarter charge of $36 pre-tax ($23 net of tax) to correct our accounting for certain operating lease matters. Of the $36 pre-tax charge, $15 was recorded as a charge to SG&A, while the remaining $21 was recorded as a charge to interest expense. We determined that no restatement was required due to the immaterial impact of the errors on fiscal 2005 and prior periods.

The $15 charge to SG&A was primarily related to rent holidays. Rent holidays are considered to be any period

$ in millions, except per share amounts

during which a tenant has the right to control use of the leased property, but rent payments are not required.

Historically, we recognized rent expense beginning at the inception of the contractual lease term, which was generally when the store opened. Effective with the fourth quarter of fiscal 2005, we now recognize rent expense beginning when we take possession of the property unless we are actively constructing the facility in which case straight-line rent amounts are capitalized. See Note 1, Significant Accounting Policies — New Accounting Standards, for a discussion of FSP No. FAS 13-1, Accounting for Rental Costs Incurred During a Construction Period, which we will adopt on a prospective basis in the first quarter of fiscal 2007.

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

These adjustments had no affect on our historical or future cash flows, or the timing of our lease payments.

8.   Benefit Plans

We sponsor retirement savings plans for employees meeting certain age and service requirements. Participants may choose from various investment options including our company stock. Participants can contribute up to 50% of their eligible compensation annually as defined by the plan document, subject to IRS limitations. We currently match up to 50% of the first 5% of participating employees’ pre-tax earnings. Our matching contribution is subject to annual approval by our Board. The total matching contributions, net of forfeitures, were $19, $14 and $13 in fiscal 2006, 2005 and 2004, respectively.

We have a non-qualified, unfunded deferred compensation plan for certain management employees and our Board whose contributions are limited under qualified defined contribution plans. Amounts contributed and deferred under the deferred compensation plan are credited or charged with the performance of investment options offered under the plan and elected by the participants. In the event of bankruptcy, the assets of this plan are available to satisfy the claims of general creditors. The liability for compensation deferred under this plan was $74 and $64 at February 25, 2006, and February 26, 2005, respectively, and is included in long-term liabilities. We manage the risk of changes in the fair value of the liability for deferred compensation by electing to match our liability under the plan with investment vehicles that offset a substantial portion of our exposure. The cash value of the investment vehicles, which includes funding for future deferrals, was $78 and $73 at February 25, 2006, and February 26, 2005, respectively, and is included in other assets. Both the asset and the liability are carried at fair value.

$ in millions, except per share amounts

9.   Income Taxes

The following is a reconciliation of the federal statutory income tax rate to income tax expense from continuing operations for the past three fiscal years:

	2006	2005	2004
Federal income tax at the statutory rate	$603	$505	$454
State income taxes, net of federal benefit	34	29	27
Distributed earnings of foreign subsidiaries	—	—	13
Benefit from foreign operations	(37)	(7)	(3)
Non-taxable interest income	(28)	(22)	(19)
Other	9	4	24
Income tax expense	$581	$509	$496
Effective income tax rate	33.7%	35.3%	38.3%

Our income tax returns, like those of most companies, are periodically audited by domestic and foreign tax authorities. These audits include questions regarding our tax filing positions, including the timing and amount of deductions and the allocation of income among various tax jurisdictions. At any one time, multiple tax years are subject to audit by the various tax authorities. In evaluating the exposures associated with our various tax filing positions, we record reserves for probable exposures. A number of years may elapse before a particular matter, for which we have established a reserve, is audited and fully resolved or clarified. We adjust our tax contingencies reserve and income tax provision in the period in which actual results of a settlement with tax authorities differs from our established reserve, the statute of limitations expires for the relevant taxing authority to examine the tax position or when more information becomes available. We include our tax contingencies reserve, including accrued penalties and interest, in accrued income taxes on our consolidated balance sheets and in income tax expense in our consolidated statements of earnings.

During fiscal 2006 and 2005, we adjusted our tax contingencies reserve based on the resolution and clarification of certain federal and state income tax matters, including favorable rulings from the IRS and certain state jurisdictions. The IRS has completed its audits through fiscal 2002. All tax years since the acquisition of Future Shop in fiscal 2002 are still subject to audit with Revenue Canada.

Income tax expense was comprised of the following for the past three fiscal years:

	2006	2005	2004
Current:
Federal	$640	$502	$456
State	78	36	49
Foreign	14	(1)	5
	732	537	510
Deferred:
Federal	(131)	(4)	(9)
State	(14)	(20)	(1)
Foreign	(6)	(4)	(4)
	(151)	(28)	(14)
Income tax expense	$581	$509	$496

The American Jobs Creation Act of 2004 (Act) allows U.S. multinational companies a one-time repatriation of accumulated income earned outside the U.S. at an effective income tax rate of 5.25% rather than the normal U.S. income tax rate of 35%, provided that certain criteria, including qualified U.S. reinvestment, are met.

FSP No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004, was issued in December 2004. This Staff Position provides guidance on accounting for special reductions in taxes included in the Act. FSP No. FAS 109-2 clarifies that a company’s consideration of the Act does not overrule its prior contention that the foreign earnings were permanently reinvested. Also, FSP No. FAS 109-2 indicates that companies should recognize tax expense when a decision is made to repatriate some or all foreign earnings, and provide disclosure about the possible range of repatriation if the analysis is not yet complete.

We did not repatriate any foreign income during fiscal 2006, and we do not expect to repatriate any income earned outside the U.S. during fiscal 2007 and, therefore,

$ in millions, except per share amounts

we have not recorded any income tax expense as a result of the Act’s provisions.

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

Deferred taxes are the result of differences between the bases of assets and liabilities for financial reporting and income tax purposes. Deferred tax assets and liabilities as of the dates indicated were comprised of the following:

	Feb. 25, 2006	Feb. 26, 2005
Accrued property expenses	$87	$74
Other accrued expenses	44	24
Deferred revenue	139	48
Compensation and benefits	47	51
Stock-based compensation	45	—
Inventory	2	21
Net operating loss carryforwards	57	47
Goodwill	17	19
Other	36	25
Total deferred tax assets	474	309
Property and equipment	(146)	(158)
Convertible debt	(36)	(27)
Other	(24)	(5)
Total deferred tax liabilities	(206)	(190)
Net deferred tax assets	$268	$119

Deferred tax assets and liabilities included in our consolidated balance sheets were as follows:

	Feb. 25, 2006	Feb. 26, 2005
Other current assets	$126	$80
Other assets	142	39
Net deferred tax assets	$268	$119

Management believes that the realization of the deferred tax assets is more likely than not, based upon the expectation that we will generate the necessary taxable income in future periods and, accordingly, no valuation reserves have been provided. At February 25, 2006, we had net operating loss carryforwards from our International operations of $164, which expire beginning in fiscal 2007 through 2016. We expect to fully utilize the net operating loss carryforwards and, therefore, no valuation allowances have been recorded.

10.   Segments

We operate two reportable segments: Domestic and International. The Domestic segment is comprised of U.S. Best Buy, Magnolia Audio Video and U.S. Geek Squad operations. The International segment is comprised of Future Shop, Best Buy and Geek Squad operations in Canada. Our segments are evaluated on an operating income basis, and a stand-alone tax provision is not calculated for each segment. The other accounting policies of the segments are the same as those described in Note 1, Summary of Significant Accounting Policies.

$ in millions, except per share amounts

The following tables present our business segment information for continuing operations for each of the past three fiscal years:

	2006	2005	2004
Revenue
Domestic	$27,380	$24,616	$22,225
International	3,468	2,817	2,323
Total revenue	$30,848	$27,433	$24,548
Percentage of Revenue, by Product Group
Domestic:
Consumer electronics	43%	39%	38%
Home-office	32%	34%	34%
Entertainment software	19%	21%	22%
Appliances	6%	6%	6%
Total	100%	100%	100%
International:
Consumer electronics	44%	41%	40%
Home-office	38%	40%	40%
Entertainment software	14%	15%	15%
Appliances	4%	4%	5%
Total	100%	100%	100%
Operating Income
Domestic	$1,588	$1,393	$1,267
International	56	49	37
Total operating income	1,644	1,442	1,304
Net interest income (expense)	77	1	(8)
Earnings from continuing operations before income tax expense	$1,721	$1,443	$1,296

	2006	2005	2004
Assets
Domestic	$9,722	$8,372	$7,547
International	2,142	1,922	1,105
Total assets	$11,864	$10,294	$8,652
Capital Expenditures
Domestic	$541	$398	$452
International	107	104	93
Total capital expenditures	$648	$502	$545
Depreciation
Domestic	$397	$413	$345
International	59	46	40
Total depreciation	$456	$459	$385

$ in millions, except per share amounts

11.   Contingencies and Commitments

Contingencies

On December 8, 2005, a purported class action lawsuit captioned, Jasmen Holloway, et. al. v Best Buy Co., Inc., was filed in the U.S. District Court for the Northern District of California alleging we discriminate against women and minority individuals on the basis of gender, race, color and/or national origin with respect to our employment policies and practices. The action seeks an end to discriminatory policies and practices, an award of back and front pay, punitive damages and injunctive relief, including rightful place relief for all class members. We believe the allegations are without merit and intend to defend this action vigorously.

We are involved in various other legal proceedings arising in the normal course of conducting business. We believe the amounts provided in our consolidated financial statements, as prescribed by GAAP, are adequate in light of the probable and estimable liabilities. The resolution of those other proceedings is not expected to have a material impact on our results of operations or financial condition.

Commitments

In 2004, we engaged Accenture LLP to assist us with improving our operational capabilities and reducing our costs in the Human Resources and Information Systems areas. Our future contractual obligations to Accenture are expected to range from $134 to $188 per year through 2011, the end of the contract period for our U.S. operations. Prior to our engagement of Accenture, a significant portion of these costs were incurred as part of normal operations.

We had outstanding letters of credit for purchase obligations with a fair value of $66 at February 25, 2006.

At February 25, 2006, we had commitments for the purchase and construction of facilities valued at approximately $110. Also, at February 25, 2006, we had entered into lease commitments for land and buildings for 96 future locations. These lease commitments with real estate developers provide for minimum rentals ranging from 10 to 20 years, which if consummated based on current cost estimates, will approximate $63 annually over the initial lease terms.

We assumed a liability for certain extended service contracts when we acquired Future Shop in fiscal 2002. We established an accrued liability for the acquired extended service contracts based on historical trends in product failure rates and the expected material and labor costs necessary to provide the services. The remaining terms of these acquired extended service contracts vary by product and extend through fiscal 2007. The estimated remaining liability for acquired extended service contracts at February 25, 2006, was $5. Subsequent to the acquisition, all new extended service contracts were sold on behalf of an unrelated third party, without recourse.

The following table reconciles the changes in our liability for our acquired extended service contracts for the years ended February 25, 2006, and February 26, 2005:

Balance at February 28, 2004	$18
Service charges	(10)
Foreign currency exchange rate fluctuation	1
Balance at February 26, 2005	9
Service charges	(4)
Foreign currency exchange rate fluctuation	—
Balance February 25, 2006	$5

12.   Related-Party Transactions

Elliot S. Kaplan, a director, is a partner with the law firm of Robins, Kaplan, Miller & Ciresi L.L.P. (RKMC), which serves as our primary outside general counsel. Our Board periodically reviews the fees paid to RKMC to ensure that they are competitive with fees charged by other law firms comparable in size and expertise. We paid legal fees of $7, $6 and $4 to RKMC during fiscal 2006, 2005 and 2004, respectively. In addition, RKMC earned a contingent fee of $6 in fiscal 2005 in connection with the settlement of our claims against two credit card companies, which we believe resulted in a significantly greater recovery for us than we would have received if we had not opted out of a related class action lawsuit against the same defendants. The Board has approved the transactions and our continued business dealings with RKMC.

We purchase certain store fixtures from Phoenix Fixtures, Inc. (Phoenix), a company owned by the brother of

$ in millions, except per share amounts

Richard M. Schulze, our Chairman of the Board. The decision to conduct business with Phoenix was based on both qualitative and quantitative factors including product quality, pricing, customer service and design flexibility. Our Board reviewed our transactions with Phoenix and determined that the transactions were at arm’s-length and that Phoenix provides significant advantages with respect to service and delivery. Accordingly, the Board has approved the transactions and our continued business dealings with Phoenix. The total amount paid to Phoenix during fiscal 2006, 2005 and 2004 was $18, $20 and $14, respectively.

An independent committee of our Board has responsibility for reviewing related-party transactions.

13.   Subsequent Event

Effective March 7, 2006, we acquired all of the common stock of Pacific Sales Kitchen and Bath Centers, Inc. (Pacific Sales) for $411, or $408, net of cash acquired, including transaction costs. We acquired Pacific Sales, a high-end home-improvement and appliance retailer, to further our expansion plans and increase shareholder value. The acquisition will be accounted for in the first quarter of fiscal 2007 using the purchase method in accordance with SFAS No. 141, Business Combinations. Accordingly, the net assets will be recorded at their estimated fair values, and operating results will be included in our financial statements from the date of acquisition. The purchase price will be allocated on a preliminary basis using information currently available. Goodwill is projected to be approximately $390. The allocation of the purchase price to the assets and liabilities acquired will be finalized no later than the first quarter of fiscal 2008, as we obtain more information regarding asset valuations, liabilities assumed and revisions of preliminary estimates of fair values made at the date of purchase.

14.   Condensed Consolidating Financial Information

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

Since March 31, 2006, our closing stock price has exceeded the specified stock price for more than 20 days, therefore, holders currently have the option to convert their debentures into our common stock. As of May 9, 2006, no debentures had been converted to shares of our common stock.

Additional information regarding the convertible debentures is included in Note 4, Debt.

In June 2004, we redeemed our convertible debentures due in 2021 for $355. These debentures were guaranteed by Best Buy Stores, L.P. and certain of our other wholly owned subsidiaries.

In fiscal 2004, we sold our interest in Musicland. The consolidated statement of earnings for the year ended February 28, 2004, includes a loss on disposal of discontinued operations (which was primarily noncash) of $66, net of tax, related to the sale of Musicland. In addition, approximately $198 of Musicland’s intercompany indebtedness to Best Buy Co., Inc. was eliminated in fiscal 2004. This resulted in a loss of $198 that was recorded in Best Buy Co., Inc. with an offsetting $198 gain recorded in the Non-Guarantor Subsidiaries, which included Musicland. The elimination of intercompany indebtedness had no impact on our consolidated net earnings, financial position or cash flows.

Best Buy Co., Inc.’s fiscal 2005 gain on disposal of discontinued operations includes a $50 tax benefit resulting from the favorable resolution of outstanding tax matters with the IRS regarding the disposition of our interest in Musicland. Additional information regarding Musicland is included in Note 2, Discontinued Operations.

We file a consolidated U.S. federal income tax return. Income taxes are allocated in accordance with our tax allocation agreement. U.S. affiliates receive no tax benefit for taxable losses, but are allocated taxes at the required effective income tax rate if they have taxable income.

$ in millions, except per share amounts

The following tables present condensed consolidating balance sheets for the fiscal years ended February 25, 2006, and February 26, 2005, and condensed consolidating statements of earnings and cash flows for the fiscal years ended February 25, 2006; February 26, 2005; and February 28, 2004:

Condensed Consolidating Balance Sheets

As of February 25, 2006

	Best Buy Co., Inc.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$10	$79	$592	$—	$681
Short-term investments	2,884	—	167	—	3,051
Receivables	27	319	160	—	506
Merchandise inventories	—	3,173	636	(471)	3,338
Other current assets	20	211	265	(87)	409
Intercompany receivable	—	—	3,757	(3,757)	—
Intercompany note receivable	500	—	—	(500)	—
Total current assets	3,441	3,782	5,577	(4,815)	7,985
Net Property and Equipment	244	1,733	737	(2)	2,712
Goodwill	—	6	551	—	557
Tradename	—	—	44	—	44
Long-Term Investments	218	—	—	—	218
Other Assets	108	266	131	(157)	348
Investments in Subsidiaries	4,813	—	1,124	(5,937)	—
Total Assets	$8,824	$5,787	$8,164	$(10,911)	$11,864
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$—	$—	$3,234	$—	$3,234
Unredeemed gift card liabilities	—	430	39	—	469
Accrued compensation and related expenses	3	225	126	—	354
Accrued liabilities	7	518	392	(39)	878
Accrued income taxes	670	—	76	(43)	703
Current portion of long-term debt	404	9	5	—	418
Intercompany payable	1,717	2,134	—	(3,851)	—
Intercompany note payable	—	500	—	(500)	—
Total current liabilities	2,801	3,816	3,872	(4,433)	6,056
Long-Term Liabilities	257	732	31	(647)	373
Long-Term Debt	7	115	56	—	178
Shareholders’ Equity	5,759	1,124	4,205	(5,831)	5,257
Total Liabilities and Shareholders’ Equity	$8,824	$5,787	$8,164	$(10,911)	$11,864

$ in millions, except per share amounts

Condensed Consolidating Balance Sheets

As of February 26, 2005

	Best Buy Co., Inc.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$59	$62	$233	$—	$354
Short-term investments	2,885	—	109	—	2,994
Receivables	12	314	48	1	375
Merchandise inventories	—	2,747	454	(350)	2,851
Other current assets	34	139	200	(44)	329
Intercompany receivable	—	—	2,826	(2,826)	—
Intercompany note receivable	500	—	—	(500)	—
Total current assets	3,490	3,262	3,870	(3,719)	6,903
Net Property and Equipment	250	1,504	713	(3)	2,464
Goodwill	—	3	510	—	513
Tradename	—	—	40	—	40
Long-Term Investments	148	—	—	—	148
Other Assets	80	171	142	(167)	226
Investments in Subsidiaries	3,456	—	1,094	(4,550)	—
Total Assets	$7,424	$4,940	$6,369	$(8,439)	$10,294
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$—	$—	$2,824	$—	$2,824
Unredeemed gift card liabilities	—	393	17	—	410
Accrued compensation and related expenses	2	166	66	—	234
Accrued liabilities	5	548	335	(44)	844
Accrued income taxes	504	2	69	—	575
Current portion of long-term debt	3	66	3	—	72
Intercompany payable	1,441	1,398	—	(2,839)	—
Intercompany note payable	—	500	—	(500)	—
Total current liabilities	1,955	3,073	3,314	(3,383)	4,959
Long-Term Liabilities	227	693	56	(618)	358
Long-Term Debt	417	80	31	—	528
Shareholders’ Equity	4,825	1,094	2,968	(4,438)	4,449
Total Liabilities and Shareholders’ Equity	$7,424	$4,940	$6,369	$(8,439)	$10,294

$ in millions, except per share amounts

Condensed Consolidating Statements of Earnings

For the Fiscal Year Ended February 25, 2006

	Best Buy Co., Inc.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$17	$26,323	$30,433	$(25,925)	$30,848
Cost of goods sold	—	21,666	27,234	(25,778)	23,122
Gross profit	17	4,657	3,199	(147)	7,726
Selling, general and administrative expenses	34	4,428	1,690	(70)	6,082
Operating (loss) income	(17)	229	1,509	(77)	1,644
Net interest (expense) income	(21)	(82)	180	—	77
Equity in earnings (loss) of subsidiaries	1,159	(72)	25	(1,112)	—
Earnings before income tax expense	1,121	75	1,714	(1,189)	1,721
Income tax (benefit) expense	(49)	50	580	—	581
Net earnings	$1,170	$25	$1,134	$(1,189)	$1,140

$ in millions, except per share amounts

Condensed Consolidating Statements of Earnings

For the Fiscal Year Ended February 26, 2005

	Best Buy Co., Inc.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$16	$23,951	$25,742	$(22,276)	$27,433
Cost of goods sold	—	20,126	23,093	(22,281)	20,938
Gross profit	16	3,825	2,649	5	6,495
Selling, general and administrative expenses	25	3,587	1,571	(130)	5,053
Operating (loss) income	(9)	238	1,078	135	1,442
Net interest (expense) income	(12)	(68)	81	—	1
Equity in earnings (loss) of subsidiaries	750	(77)	29	(702)	—
Earnings from continuing operations before income tax expense	729	93	1,188	(567)	1,443
Income tax (benefit) expense	(21)	65	465	—	509
Earnings from continuing operations	750	28	723	(567)	934
Gain on disposal of discontinued operations(1)	50	—	—	—	50
Net earnings	$800	$28	$723	$(567)	$984

(1)                  Fiscal 2005 includes a tax benefit of $50 due to the resolution of federal tax matters.

$ in millions, except per share amounts

Condensed Consolidating Statements of Earnings

For the Fiscal Year Ended February 28, 2004

	Best Buy Co., Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$16	$21,683	$23,665	$(20,816)	$24,548
Cost of goods sold	—	17,888	20,790	(20,001)	18,677
Gross profit	16	3,795	2,875	(815)	5,871
Selling, general and administrative expenses	22	3,552	1,354	(361)	4,567
Elimination of intercompany indebtedness	(198)	—	198	—	—
Operating (loss) income	(204)	243	1,719	(454)	1,304
Net interest (expense) income	(1)	(34)	27	—	(8)
Equity in earnings (loss) of subsidiaries	1,108	(88)	—	(1,020)	—
Earnings from continuing operations before income tax expense	903	121	1,746	(1,474)	1,296
Income tax (benefit) expense	(304)	80	720	—	496
Earnings from continuing operations	1,207	41	1,026	(1,474)	800
Loss from discontinued operations, net of tax	—	—	(29)	—	(29)
Loss on disposal of discontinued operations, net of tax	(11)	—	(55)	—	(66)
Net earnings	$1,196	$41	$942	$(1,474)	$705

$ in millions, except per share amounts

Condensed Consolidating Statements of Cash Flows

For the Fiscal Year Ended February 25, 2006

	Best Buy Co., Inc.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total cash provided by (used in) operating activities	$386	$(117)	$1,426	$—	$1,695
Investing Activities
Additions to property and equipment	(14)	(494)	(140)	—	(648)
Purchases of available-for-sale securities	(4,256)	—	(63)	—	(4,319)
Sales of available-for-sale securities	4,183	—	4	—	4,187
Change in restricted assets	—	—	(20)	—	(20)
Other, net	43	(18)	21	—	46
Total cash used in investing activities	(44)	(512)	(198)	—	(754)
Financing Activities
Repurchase of common stock	(772)	—	—	—	(772)
Issuance of common stock under employee stock purchase plan and for the exercise of stock options	292	—	—	—	292
Dividends paid	(151)	—	—	—	(151)
Long-term debt payments	(8)	(59)	(2)	—	(69)
Net proceeds from issuance of long-term debt	—	36	—	—	36
Excess tax benefits from stock-based compensation	33	—	—	—	33
Other, net	—	—	(10)	—	(10)
Change in intercompany receivable/payable	215	669	(884)	—	—
Total cash (used in) provided by financing activities	(391)	646	(896)	—	(641)
Effect of Exchange Rate Changes on Cash	—	—	27	—	27
(Decrease) Increase in Cash and Cash Equivalents	(49)	17	359	—	327
Cash and Cash Equivalents at Beginning of Year	59	62	233	—	354
Cash and Cash Equivalents at End of Year	$10	$79	$592	$—	$681

$ in millions, except per share amounts

Condensed Consolidating Statements of Cash Flows

For the Fiscal Year Ended February 26, 2005

	Best Buy Co., Inc.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total cash provided by operating activities from continuing operations	$282	$500	$1,199	$—	$1,981
Investing Activities
Additions to property and equipment	—	(338)	(164)	—	(502)
Purchases of available-for-sale securities	(8,466)	—	(51)	—	(8,517)
Sales of available-for-sale securities	7,730	—	—	—	7,730
Change in restricted assets	(17)	—	(123)	—	(140)
Other, net	16	(9)	—	—	7
Total cash used in investing activities from continuing operations	(737)	(347)	(338)	—	(1,422)
Financing Activities
Repurchase of common stock	(200)	—	—	—	(200)
Issuance of common stock under employee stock purchase plan and for the exercise of stock options	256	—	—	—	256
Dividends paid	(137)	—	—	—	(137)
Long-term debt payments	(354)	(15)	(2)	—	(371)
Other, net	—	—	(7)	—	(7)
Change in intercompany receivable/payable	844	(109)	(735)	—	—
Total cash provided by (used in) financing activities from continuing operations	409	(124)	(744)	—	(459)
Effect of Exchange Rate Changes on Cash	—	—	9	—	9
(Decrease) Increase in Cash and Cash Equivalents	(46)	29	126	—	109
Cash and Cash Equivalents at Beginning of Year	105	33	107	—	245
Cash and Cash Equivalents at End of Year	$59	$62	$233	$—	$354

$ in millions, except per share amounts

Condensed Consolidating Statements of Cash Flows

For the Fiscal Year Ended February 28, 2004

	Best Buy Co., Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total cash provided by (used in) operating activities from continuing operations	$486	$(405)	$1,306	$—	$1,387
Investing Activities
Additions to property and equipment	(45)	(243)	(257)	—	(545)
Purchases of available-for-sale securities	(2,931)	—	(58)	—	(2,989)
Sales of available-for-sale securities	2,175	—	—	—	2,175
Change in restricted assets	—	—	(18)	—	(18)
Other, net	1	3	(3)	—	1
Total cash used in investing activities from continuing operations	(800)	(240)	(336)	—	(1,376)
Financing Activities
Repurchase of common stock	(100)	—	—	—	(100)
Issuance of common stock	114	—	—	—	114
Dividends paid	(130)	—	—	—	(130)
Long-term debt payments	—	(17)	—	—	(17)
Other, net	—	—	46	—	46
Change in intercompany receivable/payable	213	658	(871)	—	—
Total cash provided by (used in) financing activities from continuing operations	97	641	(825)	—	(87)
Effect of Exchange Rate Changes on Cash	—	—	1	—	1
Cash Flows from Discontinued Operations (Revised — See Note 2)
Operating cash flows	—	—	(52)	—	(52)
Investing cash flows	—	—	(1)	—	(1)
Net Cash Used in Discontinued Operations	—	—	(53)	—	(53)
(Decrease) Increase in Cash and Cash Equivalents	(217)	(4)	93	—	(128)
Cash and Cash Equivalents at Beginning of Year	322	37	14	—	373
Cash and Cash Equivalents at End of Year	$105	$33	$107	$—	$245

$ in millions, except per share amounts

14.   Supplementary Financial Information (unaudited)

The following tables show selected unaudited quarterly operating results for each quarter of fiscal 2006 and 2005.

Quarter	1st	2nd	3rd	4th	Fiscal Year
Fiscal 2006(1)
Revenue	$6,118	$6,702	$7,335	$10,693	$30,848
Comparable store sales % change(3)	4.4%	3.5%	3.3%	7.3%	4.9%
Gross profit	$1,558	$1,711	$1,788	$2,669	$7,726
Operating income	239	261	189	955	1,644
Earnings from continuing operations	170	188	138	644	1,140
Gain on disposal of discontinued operations(4)	—	—	—	—	—
Net earnings	170	188	138	644	1,140
Diluted earnings per share:
Continuing operations	0.34	0.37	0.28	1.29	2.27
Discontinued operations	—	—	—	—	—
Diluted earnings per share	0.34	0.37	0.28	1.29	2.27

Quarter	1st	2nd	3rd	4th(5)	Fiscal Year
Fiscal 2005(2)
Revenue	$5,479	$6,080	$6,647	$9,227	$27,433
Comparable store sales % change(3)	8.3%	4.3%	3.2%	2.8%	4.3%
Gross profit	$1,311	$1,470	$1,543	$2,171	$6,495
Operating income	184	242	233	783	1,442
Earnings from continuing operations	114	150	148	522	934
Gain on disposal of discontinued operations(4)	—	—	—	50	50
Net earnings	114	150	148	572	984
Diluted earnings per share:
Continuing operations	0.23	0.30	0.30	1.03	1.86
Discontinued operations	—	—	—	0.10	0.10
Diluted earnings per share	0.23	0.30	0.30	1.13	1.96

Note: Certain totals may not add due to rounding.

(1)                  In the first quarter of fiscal 2006, we early-adopted the fair value recognition provisions of SFAS No. 123(R), requiring us to recognize expense related to the fair value of our stock-based compensation awards. We elected the modified prospective transition method as permitted by SFAS No. 123(R) and, accordingly, financial results for fiscal years prior to 2006 have not been restated. Stock-based compensation expense for fiscal year 2006 was $132 ($87 net of tax). Stock-based compensation expense recognized in our financial results for fiscal year 2005 was not significant.

(2)                  All quarters presented reflect the classification of Musicland’s financial results as discontinued operations. Refer to Note 2, Discontinued Operations.

(3)                  Comprised of revenue at stores and Web sites operating for at least 14 full months, as well as remodeled and expanded locations. Relocated stores are excluded from the comparable store sales calculation until at least 14 full months after reopening. The calculation of the comparable store sales percentage change excludes the impact of fluctuations in foreign currency exchange rates.

(4)                  The fourth quarter of fiscal 2005 includes a tax benefit of $50 due to the favorable resolution of outstanding tax matters.

(5)                  During the fourth quarter of fiscal 2005 we established a sales return liability which reduced gross profit by $15 pre-tax ($10 net of tax, or $0.02 per diluted share). Additionally, following a review of our lease accounting practices, we recorded a cumulative charge of $36 pre-tax ($23 net of tax, or $0.05 per diluted share) to correct our accounting for certain operating lease matters. Of the $36 pre-tax charge, $15 was recorded as a charge to SG&A, while the remaining $21 was recorded as a charge to interest expense.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

On May 10, 2005, contemporaneously with the conclusion of the audit for our fiscal year ended February 26, 2005, Ernst & Young LLP (E&Y) was dismissed as our independent registered public accounting firm. The dismissal of E&Y was approved by the Audit Committee. The reports of E&Y on our financial statements for the fiscal years ended February 26, 2005, and February 28, 2004, and on internal control over financial reporting as of February 26, 2005, did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. In connection with the audits for the fiscal years ended February 26, 2005, and February 28, 2004, and through the date of dismissal, there were no disagreements with E&Y on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of E&Y, would have caused E&Y to make reference thereto in their reports on the financial statements for such fiscal years. Also, during those years and through the date of dismissal, there were no “reportable events,” as such term is defined in Item 304(a)(1)(v) of Regulation S-K.

Effective February 27, 2005, we engaged Deloitte & Touche LLP (D&T) as our independent registered public accounting firm for fiscal 2006. The engagement of D&T was approved by the Audit Committee and ratified by our shareholders.

During the fiscal years ended February 26, 2005 and February 28, 2004, we did not consult with D&T regarding any of the matters or reportable events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Our management, including the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer), evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act, as of February 25, 2006. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Annual Report on Internal Control Over Financial Reporting

Management’s annual report on our internal control over financial reporting is included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Attestation Report of the Registered Public Accounting Firm

D&T’s attestation report on management’s assessment and the effectiveness of our internal control over financial reporting is included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the fiscal fourth quarter ended February 25, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Certifications

The certifications of our Chief Executive Officer and our Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as Exhibits 31.1 and 31.2, respectively, to this Annual Report on Form 10-K. As required by section 303A.12(a) of the New York Stock Exchange Listed Company Manual, our Chief Executive Officer has certified to the New York Stock Exchange that he is not aware of any violation by us of the NYSE’s Corporate Governance listing standards.

Item 9B. Other Information.

There was no information required to be disclosed in a Current Report on Form 8-K during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K that was not reported.

(This page intentionally left blank)

PART III

Item 10. Directors and Executive Officers of the Registrant.

Directors

The information provided under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Nominees and Directors” in the Proxy Statement is incorporated herein by reference.

Executive Officers

Information regarding our Executive Officers is furnished in a separate item captioned “Executive Officers of the Registrant” and included in Part I of this Annual Report on Form 10-K.

Family Relationships

The nature of all family relationships between any director, executive officer or person nominated to become a director is stated under the captions “Nominees and Directors” and “Certain Relationships and Related-Party Transactions” in the Proxy Statement and is incorporated herein by reference.

Audit Committee Financial Expert and Identification of the Audit Committee

The information provided under the caption “Audit Committee Report” in the Proxy Statement, regarding the Audit Committee financial expert and the identification of the Audit Committee members, is incorporated herein by reference.

Director Nomination Process

The information provided under the caption “Director Nomination Process” in the Proxy Statement is incorporated herein by reference. There have been no material changes to the procedures by which shareholders may recommend nominees to our Board.

Compliance with Section 16(a) of the Exchange Act

The information provided under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement is incorporated herein by reference.

Code of Ethics

In February 2004, our Board adopted our Code of Business Ethics that applies to our directors and all of our employees, including our Chief Executive Officer and our Chief Financial Officer. Our Code of Business Ethics is available on our Web site, www.BestBuy.com — select the “For Our Investors” link and then the “Corporate Governance” link.

A copy of our Code of Business Ethics may also be obtained, without charge, upon written request to:

Best Buy Co., Inc.
Investor Relations Department
7601 Penn Avenue South
Richfield, MN 55423-3645

We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, a provision of our Code of Business Ethics that applies to our Chief Executive Officer or Chief Financial Officer by posting such information within two business days of any such amendment or waiver on our Web site, www.BestBuy.com — select the “For Our Investors” link and then the “Corporate Governance” link.

Item 11. Executive Compensation.

The information set forth under the caption “Executive Compensation” in the Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

The information set forth under the caption “Equity Compensation Plan Information” in the Proxy Statement regarding securities authorized for issuance under equity compensation plans, is incorporated herein by reference.

Security Ownership of Certain Beneficial Owners and Management

The information provided under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

The information provided under the captions “Nominees and Directors” and “Certain Relationships and Related-Party Transactions” in the Proxy Statement is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information provided under the caption “Ratification of Appointment of our Independent Registered Public Accounting Firm — Principal Accountant Fees and Services” in the Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)               The following documents are filed as part of this report:

1.                Financial Statements:

All financial statements as set forth under Item 8 of this report.

2.                Supplementary Financial Statement Schedules:

Schedule   II — Valuation and Qualifying Accounts

Other schedules have not been included because they are not applicable or because the information is included elsewhere in this report.

3.                Exhibits:

Number	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation, as amended	2,3,8,13
3.2	Amended and Restated By-Laws, as amended	2,4,5,6,10,11,14
4.1	Indenture by and among Best Buy Co., Inc., Best Buy Stores, L.P. and Wells Fargo Bank Minnesota, National Association, dated January 15, 2002, as amended and supplemented	7
4.2	Offer Letter Agreement between Royal Bank of Canada and Best Buy Canada Ltd. Magasins Best Buy Ltee dated March 9, 2004	14
4.3	5-Year Revolving Credit Agreement with U.S. Bank National Association dated December 22, 2004	16
10.1	1994 Full-Time Employee Non-Qualified Stock Option Plan, as amended	12
10.2	1997 Employee Non-Qualified Stock Option Plan, as amended	17
10.3	1997 Directors’ Non-Qualified Stock Option Plan, as amended	12
10.4	The Assumed Musicland 1998 Stock Incentive Plan	9
10.5	2000 Restricted Stock Award Plan, as amended	17
10.6	Best Buy Co., Inc. 2004 Omnibus Stock and Incentive Plan	15
10.7	2006 Long-Term Incentive Program Award Agreement, as approved by the Board of Directors on November 8, 2005	18
10.8	Non-Qualified Stock Option and Performance Share Award Agreement, as approved by the Board of Directors on February 7, 2005	19
10.9	Best Buy Fourth Amended and Restated Deferred Compensation Plan, as amended	14
10.10	2006 Executive Officer Short-Term Incentive Program	20
12.1	Statements re: Computation of Ratios	1
21.1	Subsidiaries of the Registrant	1
23.1	Consent of Deloitte & Touche LLP	1
23.2	Consent of Ernst & Young LLP	1
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	1
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	1

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	1
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	1

(1)                  Document is filed herewith.

(2)                  Exhibit so marked was filed with the SEC on May 24, 1995, as an exhibit to the Form 10-K of Best Buy Co., Inc., and is incorporated herein by reference and made a part hereof.

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

(8)                  Exhibit so marked was filed with the SEC on October 10, 2000, as an exhibit to the Form 10-Q of Best Buy Co., Inc., and is incorporated herein by reference and made a part hereof.

(9)                  Exhibit so marked was filed with the SEC on February 23, 2001, as an exhibit to the Registration Statement on Form S-8 (Registration No. 333-56146) of Best Buy Co., Inc., and is incorporated herein by reference and made a part hereof.

(10)             Exhibit so marked was filed with the SEC on June 1, 2001, as an exhibit to the Form 10-K of Best Buy Co., Inc., and is incorporated herein by reference and made a part hereof.

(11)             Exhibit so marked was filed with the SEC on May 30, 2002, as an exhibit to the Form 10-K of Best Buy Co., Inc., and is incorporated herein by reference and made a part hereof.

(12)             Exhibit so marked was filed with the SEC on July 12, 1999, as an exhibit to the Form 10-Q of Best Buy Co., Inc., and is incorporated herein by reference and made a part hereof.

(13)             Exhibit so marked was filed with the SEC on May 30, 2003, as an exhibit to the Form 10-K of Best Buy Co., Inc., and is incorporated herein by reference and made a part hereof.

(14)             Exhibit so marked was filed with the SEC on April 29, 2004, as an exhibit to the Form 10-K of Best Buy Co., Inc., and is incorporated herein by reference and made a part hereof.

(15)             Exhibit so marked was filed on October 1, 2004, as an exhibit to the Registration Statement on Form S-8 (Registration No. 333-119472) of Best Buy Co., Inc., and is incorporated herein by reference and made a part hereof.

(16)             Exhibit so marked was filed with the SEC on January 6, 2005, as an exhibit to the Form 10-Q of Best Buy Co., Inc., and is incorporated herein by reference and made a part hereof.

(17)             Exhibit so marked was filed with the SEC on October 6, 2005, as an exhibit to the Form 10-Q of Best Buy Co., Inc., and is incorporated herein by reference and made a part hereof.

(18)             Exhibit so marked was filed with the SEC on January 5, 2006, as an exhibit to the Form 10-Q of Best Buy Co., Inc., and is incorporated herein by reference and made a part hereof.

(19)             Exhibit so marked was filed with the SEC on July 7, 2005, as an exhibit to the Form 10-Q of Best Buy Co., Inc., and is incorporated herein by reference and made a part hereof.

(20)             Exhibit so marked was filed with the SEC on April 22, 2005, on Form 8-K and is incorporated herein by reference and made a part hereof.

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
Date: May 10, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Bradbury H. Anderson	Vice Chairman and Chief Executive Officer	May 10, 2006
Bradbury H. Anderson	(Principal Executive Officer)
/s/ Darren R. Jackson	Executive Vice President — Finance and Chief Financial Officer	May 10, 2006
Darren R. Jackson	(Principal Financial and Accounting Officer)
/s/ Richard M. Schulze	Director	May 10, 2006
Richard M. Schulze
/s/ Kathy J. Higgins Victor	Director	May 10, 2006
Kathy J. Higgins Victor
/s/ Ronald James	Director	May 10, 2006
Ronald James
/s/ Elliot S. Kaplan	Director	May 10, 2006
Elliot S. Kaplan
/s/ Allen U. Lenzmeier	Director	May 10, 2006
Allen U. Lenzmeier
/s/ Matthew H. Paull	Director	May 10, 2006
Matthew H. Paull
/s/ Mary A. Tolan	Director	May 10, 2006
Mary A. Tolan
/s/ Frank D. Trestman	Director	May 10, 2006
Frank D. Trestman
/s/ Hatim A. Tyabji	Director	May 10, 2006
Hatim A. Tyabji
/s/ James C. Wetherbe	Director	May 10, 2006
James C. Wetherbe

Schedule II

Valuation and Qualifying Accounts
($ in millions)

	Balance at Beginning of Period	Charged to Expenses or Other Accounts	Other(1)	Balance at End of Period
Year ended February 25, 2006:
Allowance for doubtful accounts	$3	$10	$10	$3
Year ended February 26, 2005:
Allowance for doubtful accounts	4	4	(5)	3
Year ended February 28, 2004:
Allowance for doubtful accounts	10	8	(14)	4

(1)               Includes bad debt write-offs, recoveries and reserves.

	Balance at Beginning of Period	Charged to Expenses or Other Accounts	Other	Balance at End of Period
Year ended February 25, 2006:
Sales return reserve	$65	$13	$—	$78
Year ended February 26, 2005:
Sales return reserve	—	65	—	65
Year ended February 28, 2004:
Sales return reserve	—	—	—	—

Note: We initially established our sales returns reserve in the fourth quarter of fiscal 2005.