Form 10-Q
period 2006-05-27
BEST BUY CO INC
filed 2006-07-06
CIK 764478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 27, 2006

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, $.10 Par Value — 484,014,000 shares outstanding as of May 27, 2006.

BEST BUY CO., INC.

FORM 10-Q FOR THE QUARTER ENDED MAY 27, 2006

INDEX

Part I —	Financial Information		3

	Item 1.	Consolidated Financial Statements (unaudited):	3

	a)	Consolidated condensed balance sheets as of May 27, 2006; February 25, 2006; and May 28, 2005	3

	b)	Consolidated statements of earnings for the three months ended May 27, 2006, and May 28, 2005	5

	c)	Consolidated statement of changes in shareholders’ equity for the three months ended May 27, 2006	6

	d)	Consolidated statements of cash flows for the three months ended May 27, 2006, and May 28, 2005	7

	e)	Notes to consolidated condensed financial statements	8

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31

	Item 4.	Controls and Procedures	31

Part II —	Other Information		31

	Item 1.	Legal Proceedings	31

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32

	Item 5.	Other Information	32

	Item 6.	Exhibits	32

Signatures			33

PART I —             FINANCIAL INFORMATION

ITEM 1.                                                     CONSOLIDATED FINANCIAL STATEMENTS

BEST BUY CO., INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

ASSETS

($ in millions, except per share amounts)

(Unaudited)

	May 27, 2006	February 25, 2006	May 28, 2005
CURRENT ASSETS
Cash and cash equivalents	$772	$748	$458
Short-term investments	1,554	3,051	2,148
Receivables	409	439	350
Merchandise inventories	3,737	3,338	3,266
Other current assets	406	409	383
Total current assets	6,878	7,985	6,605

PROPERTY AND EQUIPMENT
Property and equipment	4,957	4,836	4,281
Less accumulated depreciation	2,245	2,124	1,825
Net property and equipment	2,712	2,712	2,456

GOODWILL	955	557	507

OTHER INTANGIBLE ASSETS	63	44	40

LONG-TERM INVESTMENTS	302	218	113

OTHER ASSETS	359	348	178

TOTAL ASSETS	$11,269	$11,864	$9,899

NOTE:  The consolidated balance sheet as of February 25, 2006, has been condensed from the audited financial statements.

See Notes to Consolidated Condensed Financial Statements.

BEST BUY CO., INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

($ in millions, except per share amounts)

(Unaudited)

	May 27, 2006	February 25, 2006	May 28, 2005
CURRENT LIABILITIES
Accounts payable	$3,055	$3,234	$3,047
Unredeemed gift card liabilities	415	469	374
Accrued compensation and related expenses	278	354	189
Accrued liabilities	840	878	741
Accrued income taxes	291	703	200
Current portion of long-term debt	418	418	14
Total current liabilities	5,297	6,056	4,565

LONG-TERM LIABILITIES	383	373	373

LONG-TERM DEBT	180	178	530

SHAREHOLDERS’ EQUITY
Preferred stock, $1.00 par value: Authorized — 400,000 shares; Issued and outstanding — none	—	—	—
Common stock, $.10 par value: Authorized — 1.5 billion shares; Issued and outstanding — 484,014,000, 485,098,000 and 487,716,000 shares, respectively	48	49	49
Additional paid-in capital	546	643	797
Retained earnings	4,500	4,304	3,449
Accumulated other comprehensive income	315	261	136
Total shareholders’ equity	5,409	5,257	4,431

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$11,269	$11,864	$9,899

NOTE:  The consolidated balance sheet as of February 25, 2006, has been condensed from the audited financial statements.

See Notes to Consolidated Condensed Financial Statements.

BEST BUY CO., INC.

CONSOLIDATED STATEMENTS OF EARNINGS

($ in millions, except per share amounts)

(Unaudited)

	Three Months Ended
	May 27, 2006	May 28, 2005
Revenue	$6,959	$6,118
Cost of goods sold	5,194	4,560
Gross profit	1,765	1,558
Selling, general and administrative expenses	1,428	1,319
Operating income	337	239
Net interest income	23	13
Earnings before income tax expense	360	252
Income tax expense	126	82
Net earnings	$234	$170

Basic earnings per share	$0.48	$0.35
Diluted earnings per share	$0.47	$0.34

Dividends declared per common share	$0.08	$0.07

Basic weighted average common shares outstanding (in millions)	484.6	491.2

Diluted weighted average common shares outstanding (in millions)	500.8	505.3

See Notes to Consolidated Condensed Financial Statements.

BEST BUY CO., INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MAY 27, 2006

($ and shares in millions)

(Unaudited)

	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balances at February 25, 2006	485	$49	$643	$4,304	$261	$5,257

Net earnings, three months ended May 27, 2006	—	—	—	234	—	234
Other comprehensive income, net of tax:
Foreign currency translation adjustments	—	—	—	—	56	56
Other	—	—	—	—	(2)	(2)
Total comprehensive income						288

Stock options exercised	3	—	68	—	—	68
Stock-based compensation	—	—	28	—	—	28
Tax benefits from stock options exercised and employee stock purchase plan	—	—	23	—	—	23
Issuance of common stock under employee stock purchase plan	—	—	21	—	—	21
Repurchase of common stock	(4)	(1)	(237)	—	—	(238)
Common stock dividend, $0.08 per share	—	—	—	(38)	—	(38)
Balances at May 27, 2006	484	$48	$546	$4,500	$315	$5,409

See Notes to Consolidated Condensed Financial Statements.

BEST BUY CO., INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)

(Unaudited)

	Three Months Ended
	May 27, 2006	May 28, 2005
OPERATING ACTIVITIES
Net earnings	$234	$170
Adjustments to reconcile net earnings to total cash used in operating activities:
Depreciation	121	109
Asset impairment charges	12	—
Stock-based compensation	28	31
Deferred income taxes	(16)	(7)
Excess tax benefits from stock-based compensation	(20)	(2)
Other	8	4
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Receivables	34	25
Merchandise inventories	(343)	(420)
Other assets	(10)	3
Accounts payable	(201)	228
Other liabilities	(179)	(189)
Accrued income taxes	(391)	(371)
Total cash used in operating activities	(723)	(419)

INVESTING ACTIVITIES
Additions to property and equipment, net of $36 non-cash capital expenditures in the three months ended May 27, 2006	(154)	(105)
Acquisition of business, net of cash acquired	(408)	—
Purchases of available-for-sale securities	(497)	(325)
Sales of available-for-sale securities	1,908	1,205
Changes in restricted assets	6	3
Other, net	9	4
Total cash provided by investing activities	864	782

FINANCING ACTIVITIES
Repurchase of common stock	(238)	(207)
Issuance of common stock under employee stock purchase plan and for the exercise of stock options	89	31
Dividends paid	(38)	(36)
Long-term debt payments	(2)	(62)
Proceeds from issuance of long-term debt	17	3
Excess tax benefits from stock-based compensation	20	2
Other, net	15	15
Total cash used in financing activities	(137)	(254)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	20	(5)

INCREASE IN CASH AND CASH EQUIVALENTS	24	104

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	748	354

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$772	$458

See Notes to Consolidated Condensed Financial Statements.

BEST BUY CO., INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.                         Basis of Presentation:

In the opinion of management, the accompanying financial statements contain all adjustments necessary for a fair presentation. All adjustments were comprised of normal recurring adjustments, except as noted in the Notes to Consolidated Condensed Financial Statements. Due to the seasonal nature of our business, interim results are not necessarily indicative of results for the entire fiscal year. Our revenue and earnings are typically greater during our fiscal fourth quarter, which includes the majority of the holiday selling season. These interim financial statements and the related notes should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended February 25, 2006.

To maintain consistency and comparability, we reclassified certain prior-year amounts to conform to the current year presentation as described in Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended February 25, 2006. In addition, we reclassified selected balances related to debit cards from receivables to cash and cash equivalents in our February 25, 2006, consolidated condensed balance sheet. These reclassifications had no effect on previously reported operating income, net earnings, shareholders’ equity or cash used in operations.

On June 23, 2005, our Board of Directors approved a three-for-two stock split. Shareholders of record as of July 13, 2005 received one additional share for every two shares owned. The additional shares were distributed on August 3, 2005. All share and per share information herein reflects the stock split.

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

•     Cost of services provided including:

—   Payroll and benefits costs for services employees;

—   Cost of replacement parts and related freight expenses;

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

Vendor allowances included in revenue for reimbursement of vendor-provided sales incentives were $6 million and $17 million, for the three months ended May 27, 2006, and May 28, 2005, respectively. Vendor allowances included in SG&A were $29 million and $20 million for the three months ended May 27, 2006, and May 28, 2005, respectively.

2.                         Acquisition:

Effective March 7, 2006, we acquired all of the common stock of Pacific Sales Kitchen and Bath Centers, Inc. (Pacific Sales) for $411 million, or $408 million, net of cash acquired, including transaction costs. We acquired Pacific Sales, a high-end home-improvement and appliance retailer, to enhance our ability to grow with an attractive customer base and premium brands using a proven and successful showroom format. Utilizing the existing store format, we expect to expand the number of stores in order to capitalize on the rapidly growing high-end segment of the U.S. appliance market. The acquisition was accounted for using the purchase method in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations. Accordingly, we recorded the net assets at their estimated fair values, and included operating results in our financial statements from the date of acquisition. We allocated the purchase price on a preliminary basis using information currently available. The allocation of the purchase price to the assets and liabilities acquired will be finalized no later than the first quarter of fiscal 2008, as we obtain more information regarding asset valuations, liabilities assumed and revisions of preliminary estimates of fair values made at the date of purchase. All goodwill is deductible for tax purposes.

The preliminary purchase price allocation was as follows ($ in millions):

Merchandise inventories	$41
Property and equipment	2
Other assets[1]	14
Tradename	17
Goodwill	377
Current liabilities	(43)
$408

1 Includes $7 million related to the acquired customer backlog.

3.                         Gift Cards:

We sell gift cards to our customers in our retail stores and through our Web sites. Our gift cards do not have an expiration date. We recognize income from gift cards when: (i) the gift card is redeemed by the customer; or (ii) the likelihood of the gift card being redeemed by the customer is remote (gift card breakage) and we determine that we do not have a legal obligation to remit the value of unredeemed gift cards to the relevant jurisdictions. We determine our gift card breakage rate based upon historical redemption patterns. Based on our historical information, the likelihood of a gift card remaining unredeemed can be determined 24 months after the gift card is issued. At that time, we recognize breakage income for those cards for which the likelihood of redemption is deemed to be remote if we do not have a legal obligation to remit the value of such unredeemed gift cards to the relevant jurisdictions. Gift card breakage income is included in revenue in our consolidated statements of earnings.

Gift card breakage income recognized for the three months ended May 27, 2006 was not significant. There was no gift card breakage income recognized for the three months ended May 28, 2005.

4.                         Net Interest Income:

Net interest income was comprised of the following ($ in millions):

	Three Months Ended
	May 27, 2006	May 28, 2005
Interest income	$31	$21
Interest expense	(8)	(8)
Net interest income	$23	$13

5.                         Earnings per Share:

Basic earnings per share is computed based on the weighted-average number of common shares outstanding. Diluted earnings per share is computed based on the weighted-average number of common shares outstanding adjusted by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued. Potentially dilutive shares of common stock include non-qualified stock options, nonvested share awards and shares issuable under our employee stock purchase plan (ESPP), as well as common shares that would have resulted from the assumed conversion of our convertible debentures. Since the potentially dilutive shares related to the convertible debentures are included in the calculation, the related interest expense, net of tax, is added back to net earnings, as the interest would not have been paid if the convertible debentures were converted to common stock.

The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings per share ($ and shares in millions, except per share amounts):

	Three Months Ended
	May 27, 2006	May 28, 2005
Numerator:
Net earnings, basic	$234	$170
Adjustment for assumed dilution:
Interest on convertible debentures, net of tax	2	2
Net earnings, diluted	$236	$172

Denominator:
Weighted-average common shares outstanding	484.6	491.2
Effect of potentially dilutive securities:
Shares from assumed conversion of convertible debentures	8.8	8.8
Non-qualified stock options and other	7.4	5.3
Weighted-average common shares outstanding, assuming dilution	500.8	505.3

Basic earnings per share	$0.48	$0.35
Diluted earnings per share	$0.47	$0.34

The computation of average dilutive shares outstanding excluded options to purchase 0.1 million and 9.6 million shares of common stock for the three months ended May 27, 2006, and May 28, 2005, respectively. These amounts were excluded as the options’ exercise prices were greater than the average market price of our common stock for the periods presented and, therefore, the effect would be antidilutive (i.e., including such options would result in higher earnings per share).

6.                         Stock-Based Compensation:

Stock-based compensation expense was $28 million and $31 million for the three months ended May 27, 2006, and May 28, 2005, respectively. The decline was due to an increase in our participant forfeiture rate resulting from recent workforce reductions. Stock-based compensation expense for the three months ended May 27, 2006, may not be indicative of the expense for the entire fiscal year.

7.                         Comprehensive Income:

Comprehensive income is computed as net earnings plus certain other items that are recorded directly to shareholders’ equity. The significant components of comprehensive income include foreign currency translation adjustments and unrealized gains/losses net of tax on available-for-sale marketable equity securities. Foreign currency translation adjustments do not include a provision for income tax expense because earnings from foreign operations are considered to be indefinitely reinvested outside the United States. Comprehensive income was $288 million and $157 million for the three months ended May 27, 2006, and May 28, 2005, respectively.

8.                         Segments:

We operate two reportable segments: Domestic and International. The Domestic segment is comprised of all U.S. store and online operations, including Best Buy, Geek Squad, Pacific Sales and Magnolia Audio Video. The International segment is comprised of all Canadian store and online operations, including Future Shop, Best Buy and Geek Squad. Our segments are evaluated on an operating income basis, and a stand-alone tax provision is not calculated for each segment. The other accounting policies of the segments are the same as those described in Note 1, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended February 25, 2006.

Revenue by reportable segment was as follows ($ in millions):

	Three Months Ended
	May 27, 2006	May 28, 2005
Domestic	$6,162	$5,492
International	797	626
Total revenue	$6,959	$6,118

Operating income (loss) by reportable segment and the reconciliation to earnings before income tax expense were as follows ($ in millions):

	Three Months Ended
	May 27, 2006	May 28, 2005
Domestic	$333	$242
International	4	(3)
Total operating income	337	239
Net interest income	23	13
Earnings before income tax expense	$360	$252

Assets by reportable operating segment were as follows ($ in millions):

	May 27, 2006	February 25, 2006	May 28, 2005
Domestic	$9,053	$9,722	$8,186
International	2,216	2,142	1,713
Total assets	$11,269	$11,864	$9,899

Goodwill by reportable operating segment was as follows ($ in millions):

	May 27, 2006	February 25, 2006	May 28, 2005
Domestic	$383	$6	$3
International	572	551	504
Total goodwill	$955	$557	$507

The change in the Domestic goodwill balance since February 25, 2006 was the result of the acquisition of Pacific Sales. The changes in the International goodwill balance since February 25, 2006, and May 28, 2005, were mainly the result of fluctuations in foreign currency exchange rates.

Other intangible assets included in our balance sheets were comprised primarily of indefinite-lived intangible tradename assets related to Future Shop, which is included in the International segment, and Pacific Sales, which is included in the Domestic segment.

	May 27, 2006	February 25, 2006	May 28, 2005
Domestic	$17	$—	$—
International	46	44	40
Total other intangible assets	$63	$44	$40

9.                         Investments:

Debt Securities

Short-term and long-term investments are comprised of municipal and United States government debt securities, as well as auction-preferred and asset-backed securities. In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and based on our ability to market and sell these instruments, we classify auction-rate debt securities, variable-rate demand notes and other investments in debt securities as available-for-sale and carry them at amortized cost, which approximates fair value. Auction-rate debt securities and variable-rate demand notes are bonds that are similar to short-term instruments because their interest rates are reset periodically. Investments in these securities can be sold for cash on the auction date. We classify auction-rate debt securities and variable-rate demand notes as short-term or long-term investments based on the reset dates.

In accordance with our investment policy, we place our investments in debt securities with issuers who have high-quality credit and limit the amount of investment exposure to any one issuer. We seek to preserve principal and minimize exposure to interest-rate fluctuations by limiting default risk, market risk and reinvestment risk.

During the third quarter of fiscal 2006, we reclassified variable-rate demand notes from cash and cash equivalents to short-term investments for all periods presented. The amortized cost of the securities reclassified was $146 million at May 28, 2005.

We also revised the presentation in the consolidated statement of cash flows for the three months ended May 28, 2005, to reflect the gross purchases and sales of variable-rate demand notes as investing activities rather than as a component of cash and cash equivalents, which is consistent with the presentation for the three months ended May 27, 2006. The amount reclassified from cash and cash equivalents to investing activities was $146 million for the three months ended May 28, 2005.

The carrying amount of our investments in debt securities approximated fair value at May 27, 2006; February 25, 2006; and May 28, 2005, due to the rapid turnover of our portfolio and the highly liquid nature of these investments. Therefore, there were no significant unrealized holding gains or losses.

The following table presents the amortized principal amounts, related weighted-average interest rates (taxable equivalent), maturities and major security types for our investments in debt securities ($ in millions):

	May 27, 2006		February 25, 2006		May 28, 2005
	Amortized Principal Amount	Weighted- Average Interest Rate	Amortized Principal Amount	Weighted- Average Interest Rate	Amortized Principal Amount	Weighted- Average Interest Rate
Short-term investments (less than one year)	$1,554	5.61%	$3,051	4.76%	$2,148	4.60%
Long-term investments (one to three years)	302	5.80%	218	4.95%	113	3.81%
Total	$1,856		$3,269		$2,261

Municipal debt securities	$1,780		$3,153		$2,149
Auction-preferred and asset-backed securities	76		109		105
Debt securities issued by U.S. Treasury and other U.S. government entities	—		7		7
Total	$1,856		$3,269		$2,261

Marketable Equity Securities

We also hold investments in marketable equity securities. We classify all marketable equity securities as available-for-sale. Investments in marketable equity securities are included in other assets in our consolidated balance sheets and reported at fair value, based on quoted market prices. All unrealized holding gains or losses are reflected net of tax in accumulated other comprehensive income in shareholders’ equity.

The carrying value of our investments in marketable equity securities at May 27, 2006; February 25, 2006; and May 28, 2005, was $25 million, $28 million and $5 million, respectively. Net unrealized gains/(losses), net of tax, included in accumulated other comprehensive income were $10 million, $12 million and less than $(1) million at May 27, 2006; February 25, 2006; and May 28, 2005, respectively.

Prior to the second quarter of fiscal 2006, our investments in marketable equity securities included redeemable convertible preferred stock of Golf Galaxy, Inc. (Golf Galaxy), with a $5 million carrying value. In August 2005, Golf Galaxy completed an initial public offering (IPO) of its common stock. The convertible preferred stock was simultaneously converted into 1,492,000 shares of common stock. In August 2005, we sold 216,000 shares of common stock in the IPO. The carrying value of our investment in Golf Galaxy was $21 million and $24 million at May 27, 2006, and February 25, 2006, respectively.

10.                   Restricted Assets:

Restricted cash and investments in debt securities, which are included in other current assets, totaled $172 million, $178 million and $155 million as of May 27, 2006; February 25, 2006; and May 28, 2005, respectively. Such balances are pledged as collateral or restricted to use for general liability insurance, workers’ compensation insurance and warranty programs.

11.                   Commitments and Contingencies:

On December 8, 2005, a purported class action lawsuit captioned, “Jasmen Holloway, et. al. v. Best Buy Co., Inc.,” was filed against us in the U.S. District Court for the Northern District of California. This federal court action alleges that we discriminate against women and minority individuals on the basis of gender, race, color and/or national origin in our stores with respect to recruitment, hiring, job assignments, transfers, promotions, compensation, allocation of weekly hours and other terms and conditions of employment. The plaintiffs seek an end to discriminatory policies and practices, an award of back and front pay, punitive damages and injunctive relief, including rightful place relief for all class members. We believe the allegations are without merit and intend to defend this action vigorously.

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

12.                   Common Stock Repurchases:

Our Board of Directors (Board) authorized a $1.5 billion share repurchase program in April 2005. The program, which was announced on April 27, 2005, terminated and replaced a $500 million share repurchase program authorized by our Board in June 2004. There was no expiration date governing the period over which we could make our share repurchases under the April 2005 $1.5 billion share repurchase program.

For the three months ended May 27, 2006, we purchased and retired 4.4 million shares, at a cost of $238 million under our April 2005 $1.5 billion share repurchase program.

For the three months ended May 28, 2005, we purchased and retired 4.3 million shares, at a cost of $146 million under our April 2005 $1.5 billion share repurchase program. We also purchased and retired 1.8 million shares at a cost of $61 million under our June 2004 $500 million share repurchase program during the quarter.

Our Board authorized a new $1.5 billion share repurchase program in June 2006. The program, which was announced on June 21, 2006, and has no stated expiration date, terminated and replaced our current $1.5 billion share repurchase program.

13.                   New Accounting Pronouncements

In October 2005, the Financial Accounting Standards Board (FASB) issued Staff Position (FSP) No. FAS 13-1, Accounting for Rental Costs Incurred During a Construction Period. FSP No. FAS 13-1 requires companies to expense rent payments for building or ground leases incurred during the construction period. FSP No. FAS 13-1 is effective for all interim and annual reporting periods beginning after December 15, 2005. Retrospective application is permitted, but not required. We adopted FSP No. FAS 13-1 on a prospective basis in the first quarter of fiscal 2007. The adoption of FSP No. FAS 13-1 did not have a significant effect on our operating income or net earnings.

14.                   Subsequent Event

On June 8, 2006, we acquired a 75% interest in Jiangsu Five Star Appliance Co., Ltd. (Five Star) for $180 million, including a working capital injection of $122 million. Five Star is China’s fourth-largest appliance and consumer electronics retailer with 136 stores located in eight of China’s 34 provinces. We made the investment in Five Star to further our international growth plans and obtain an immediate presence in China. The acquisition will be accounted for in the second quarter of fiscal 2007 using the purchase method in accordance with SFAS No. 141, Business Combinations.

Accordingly, the net assets will be recorded at their estimated fair values, and operating results will be included in the international segment of our financial statements from the date of acquisition. The purchase price will be allocated on a preliminary basis using information currently available. The allocation of the purchase price to the assets and liabilities acquired will be finalized no later than the second quarter of fiscal 2008, as we obtain more information regarding asset valuations, liabilities assumed and revisions of preliminary estimates of fair values made at the date of purchase.

15.                   Condensed Consolidating Financial Information:

Our convertible debentures, due in 2022, are guaranteed by our wholly owned indirect subsidiary Best Buy Stores, L.P. Investments in subsidiaries of Best Buy Stores, L.P., which have not guaranteed the convertible debentures, are accounted for under the equity method. Certain prior-year amounts were reclassified as described in Note 1, Basis of Presentation, in this Quarterly Report on Form 10-Q. The aggregate principal balance and carrying amount of our convertible debentures is $402 million.

The debentures may be converted into shares of our common stock if certain criteria are met as described in Note 4, Debt, of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended February 25, 2006. During a portion of the three months ended May 27, 2006, our closing stock price exceeded the specified stock price for more than 20 trading days in a 30-trading-day period, therefore, debenture holders had the option to convert their debentures into shares of our common stock. However, no debentures were so converted. Due to changes in the price of our common stock, the debentures were no longer convertible as of May 26, 2006 and through July 6, 2006.

We file a consolidated U.S. federal income tax return. Income taxes are allocated in accordance with our tax allocation agreement. U.S. affiliates receive no tax benefit for taxable losses, but are allocated taxes at the required effective income tax rate if they have taxable income.

The following tables present condensed consolidating balance sheets as of May 27, 2006; February 25, 2006; and May 28, 2005; condensed consolidating statements of earnings for the three months ended May 27, 2006, and May 28, 2005; and condensed consolidating statements of cash flows for the three months ended May 27, 2006, and May 28, 2005:

Condensed Consolidating Balance Sheets
As of May 27, 2006
(Unaudited)
$ in millions

	Best Buy Co., Inc.	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$25	$64	$683	$—	$772
Short-term investments	1,376	—	178	—	1,554
Receivables	19	298	92	—	409
Merchandise inventories	—	3,308	725	(296)	3,737
Other current assets	18	143	279	(34)	406
Intercompany receivable	—	—	3,399	(3,399)	—
Intercompany note receivable	500	—	—	(500)	—
Total current assets	1,938	3,813	5,356	(4,229)	6,878

Net Property and Equipment	243	1,738	734	(3)	2,712

Goodwill	—	6	949	—	955

Other Intangible Assets	—	—	63	—	63

Long-Term Investments	302	—	—	—	302

Other Assets	118	262	133	(154)	359

Investments in Subsidiaries	5,178	12	1,314	(6,504)	—

Total Assets	$7,779	$5,831	$8,549	$(10,890)	$11,269

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$—	$—	$3,055	$—	$3,055
Unredeemed gift card liabilities	—	381	34	—	415
Accrued compensation and related expenses	7	157	114	—	278
Accrued liabilities	8	443	421	(32)	840
Accrued income taxes	289	2	—	—	291
Current portion of long-term debt	404	9	5	—	418
Intercompany payable	1,088	2,149	—	(3,237)	—
Intercompany note payable	—	500	—	(500)	—
Total current liabilities	1,796	3,641	3,629	(3,769)	5,297

Long-Term Liabilities	260	760	30	(667)	383

Long-Term Debt	6	116	58	—	180

Shareholders’ Equity	5,717	1,314	4,832	(6,454)	5,409

Total Liabilities and Shareholders’ Equity	$7,779	$5,831	$8,549	$(10,890)	$11,269

Condensed Consolidating Balance Sheets
As of February 25, 2006
(Unaudited)
$ in millions

	Best Buy Co., Inc.	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$10	$79	$659	$—	$748
Short-term investments	2,884	—	167	—	3,051
Receivables	27	319	93	—	439
Merchandise inventories	—	3,173	636	(471)	3,338
Other current assets	20	211	265	(87)	409
Intercompany receivable	—	—	3,757	(3,757)	—
Intercompany note receivable	500	—	—	(500)	—
Total current assets	3,441	3,782	5,577	(4,815)	7,985

Net Property and Equipment	244	1,733	737	(2)	2,712

Goodwill	—	6	551	—	557

Other Intangible Assets	—	—	44	—	44

Long-Term Investments	218	—	—	—	218

Other Assets	108	266	131	(157)	348

Investments in Subsidiaries	4,813	—	1,124	(5,937)	—

Total Assets	$8,824	$5,787	$8,164	$(10,911)	$11,864

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$—	$—	$3,234	$—	$3,234
Unredeemed gift card liabilities	—	430	39	—	469
Accrued compensation and related expenses	3	225	126	—	354
Accrued liabilities	7	518	392	(39)	878
Accrued income taxes	670	—	76	(43)	703
Current portion of long-term debt	404	9	5	—	418
Intercompany payable	1,717	2,134	—	(3,851)	—
Intercompany note payable	—	500	—	(500)	—
Total current liabilities	2,801	3,816	3,872	(4,433)	6,056

Long-Term Liabilities	257	732	31	(647)	373

Long-Term Debt	7	115	56	—	178

Shareholders’ Equity	5,759	1,124	4,205	(5,831)	5,257

Total Liabilities and Shareholders’ Equity	$8,824	$5,787	$8,164	$(10,911)	$11,864

Condensed Consolidating Balance Sheets
As of May 28, 2005
(Unaudited)
$ in millions

	Best Buy Co., Inc.	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$22	$70	$366	$—	$458
Short-term investments	2,026	—	122	—	2,148
Receivables	16	287	46	1	350
Merchandise inventories	—	2,924	542	(200)	3,266
Other current assets	36	144	259	(56)	383
Intercompany receivable	—	—	2,783	(2,783)	—
Intercompany note receivable	500	—	—	(500)	—
Total current assets	2,600	3,425	4,118	(3,538)	6,605

Net Property and Equipment	248	1,527	684	(3)	2,456

Goodwill	—	3	504	—	507

Other Intangible Assets	—	—	40	—	40

Long-Term Investments	113	—	—	—	113

Other Assets	87	165	84	(158)	178

Investments in Subsidiaries	3,454	—	1,112	(4,566)	—

Total Assets	$6,502	$5,120	$6,542	$(8,265)	$9,899

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$—	$—	$3,047	$—	$3,047
Unredeemed gift card liabilities	—	359	15	—	374
Accrued compensation and related expenses	—	136	53	—	189
Accrued liabilities	9	449	327	(44)	741
Accrued income taxes	151	—	60	(11)	200
Current portion of long-term debt	2	8	4	—	14
Intercompany payable	1,088	1,775	—	(2,863)	—
Intercompany note payable	—	500	—	(500)	—
Total current liabilities	1,250	3,227	3,506	(3,418)	4,565

Long-Term Liabilities	228	700	50	(605)	373

Long-Term Debt	417	81	32	—	530

Shareholders’ Equity	4,607	1,112	2,954	(4,242)	4,431

Total Liabilities and Shareholders’ Equity	$6,502	$5,120	$6,542	$(8,265)	$9,899

Condensed Consolidating Statements of Earnings
For the Three Months Ended May 27, 2006
(Unaudited)
$ in millions

	Best Buy Co., Inc.	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$4	$5,828	$6,352	$(5,225)	$6,959

Cost of goods sold	—	4,807	5,802	(5,415)	5,194

Gross profit	4	1,021	550	190	1,765

Selling, general and administrative expenses	52	973	409	(6)	1,428

Operating (loss) income	(48)	48	141	196	337

Net interest income (expense)	25	(4)	2	—	23

Equity in earnings of subsidiaries	153	1	28	(182)	—

Earnings before income tax expense	130	45	171	14	360

Income tax expense	63	16	47	—	126

Net earnings	$67	$29	$124	$14	$234

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

Condensed Consolidating Statements of Cash Flows
For the Three Months Ended May 27, 2006
(Unaudited)
$ in millions

	Best Buy Co., Inc.	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Total cash (used in) provided by operating activities	$(900)	$38	$139	$—	$(723)

Investing activities
Additions to property and equipment	—	(84)	(70)	—	(154)
Acquisition of business, net of cash acquired	—	—	(408)	—	(408)
Purchases of available-for-sale securities	(486)	—	(11)	—	(497)
Sales of available-for-sale securities	1,908	—	—	—	1,908
Changes in restricted assets	—	—	6	—	6
Other, net	—	4	5	—	9
Total cash provided by (used in) investing activities	1,422	(80)	(478)	—	864

Financing activities
Repurchase of common stock	(238)	—	—	—	(238)
Issuance of common stock under employee stock purchase plan and for the exercise of stock options	89	—	—	—	89
Dividends paid	(38)	—	—	—	(38)
Long-term debt payments	—	—	(2)	—	(2)
Proceeds from issuance of long-term debt	—	12	5	—	17
Excess tax benefits from stock-based compensation	20	—	—	—	20
Other, net	—	—	15	—	15
Change in intercompany receivable/payable	(340)	15	325	—	—
Total cash (used in) provided by financing activities	(507)	27	343	—	(137)

Effect of exchange rate changes on cash	—	—	20	—	20

Increase (decrease) in cash and cash equivalents	15	(15)	24	—	24

Cash and cash equivalents at beginning of period	10	79	659	—	748
Cash and cash equivalents at end of period	$25	$64	$683	$—	$772

Condensed Consolidating Statements of Cash Flows
For the Three Months Ended May 28, 2005
(Unaudited)
$ in millions

	Best Buy Co., Inc.	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Total cash (used in) provided by operating activities	$(367)	$(191)	$139	$—	$(419)

Investing activities
Additions to property and equipment	—	(53)	(52)	—	(105)
Purchases of available-for-sale securities	(312)	—	(13)	—	(325)
Sales of available-for-sale securities	1,205	—	—	—	1,205
Changes in restricted assets	—	—	3	—	3
Other, net	—	4	—	—	4
Total cash provided by (used in) investing activities	893	(49)	(62)	—	782

Financing activities
Repurchase of common stock	(207)	—	—	—	(207)
Issuance of common stock under employee stock purchase plan and for the exercise of stock options	31	—	—	—	31
Dividends paid	(36)	—	—	—	(36)
Long-term debt payments	—	(62)	—	—	(62)
Proceeds from issuance of long-term debt	—	—	3	—	3
Excess tax benefits from stock-based compensation	2	—	—	—	2
Other, net	—	—	15	—	15
Change in intercompany receivable/payable	(353)	310	43	—	—
Total cash (used in) provided by financing activities	(563)	248	61	—	(254)

Effect of exchange rate changes on cash	—	—	(5)	—	(5)

(Decrease) increase in cash and cash equivalents	(37)	8	133	—	104

Cash and cash equivalents at beginning of period	59	62	233	—	354
Cash and cash equivalents at end of period	$22	$70	$366	$—	$458

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

•                 Results of Operations

•                 Liquidity and Capital Resources

•                 Off-Balance-Sheet Arrangements and Contractual Obligations

•                 Significant Accounting Policies and Estimates

•                 New Accounting Standards

•                 Outlook

•                 Subsequent Event

We believe it is useful to read our MD&A in conjunction with our Annual Report on Form 10-K for the fiscal year ended February 25, 2006, as well as our reports on Forms 10-Q and 8-K and other publicly available information.

Overview

Best Buy Co., Inc. is a specialty retailer of consumer electronics, home-office products, entertainment software, appliances and related services. We operate two reportable segments: Domestic and International. The Domestic segment is comprised of all U.S. store and online operations, including Best Buy, Geek Squad, Pacific Sales Kitchen and Bath Centers, Inc. (Pacific Sales) and Magnolia Audio Video. The International segment is comprised of all Canadian store and online operations, including Future Shop, Best Buy and Geek Squad. Starting in the second quarter of fiscal 2007, the International segment will also include the results of operations of Jiangsu Five Star Appliance Co., Ltd. (Five Star), a Chinese retailer in which we acquired a 75% interest on June 8, 2006. For additional information regarding our business segments, see Note 8, Segments, of the Notes to Consolidated Condensed Financial Statements in this Quarterly Report on Form 10-Q.

Due to the seasonal nature of our business, interim results are not necessarily indicative of results for the entire fiscal year. Our revenue and earnings are typically greater during our fiscal fourth quarter, which includes the majority of the holiday selling season.

Financial Reporting Changes

To maintain consistency and comparability, we reclassified certain prior-year amounts to conform to the current year presentation as described in Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended February 25, 2006. In addition, we reclassified selected balances related to debit cards from receivables to cash and cash equivalents in our February 25, 2006, consolidated condensed balance sheet. These reclassifications had no effect on previously reported operating income, net earnings, shareholders’ equity or cash used in operations.

Highlights

•                 Net earnings for the first quarter of fiscal 2007 were $234 million, or $0.47 per diluted share, compared with $170 million, or $0.34 per diluted share, for the same period one year ago.

•                 Revenue for the first quarter of fiscal 2007 increased 14% to $7.0 billion, compared with $6.1 billion for the same period one year ago, driven primarily by the addition of new stores in the past 12 months and a 4.9% comparable store sales gain.

•                 Our gross profit rate for the first quarter of fiscal 2007 decreased to 25.4% of revenue, compared with 25.5% of revenue for the same period one year ago. The decrease was due primarily to a more competitive environment in the entertainment software and appliances product groups.

•                 Our SG&A rate for the first quarter of fiscal 2007 decreased to 20.5% of revenue, compared with 21.6% of revenue for the same period one year ago. The decrease was due primarily to a short-term reduction in advertising spending, the leveraging effect of the 14% growth in revenue, and reduced outside services costs, partially offset by expenses related to severance and reorganization activities.

•                 Net earnings for the first quarter of fiscal 2007 benefited from a $10 million increase in net interest income compared with the same period one year ago. Our effective income tax rate increased to 35.0% for the current quarter compared with 32.5% for the same period one year ago.

•                 On March 7, 2006, we completed the acquisition of all the common stock of Pacific Sales, a privately owned retailer of high-end home improvement products that operates 14 showrooms in Southern California. The total purchase price was $408 million, net of cash acquired, including transaction costs.

•                 During the first quarter of fiscal 2007, we repurchased approximately 4.4 million shares of our common stock at an average price of $54.54 per share, or $238 million in the aggregate.

•                 On June 8, 2006, we acquired a 75% interest in Five Star, China’s fourth largest appliance and consumer electronics retailer. The total initial investment was $180 million, including a working capital injection of $122 million. This investment will provide us an immediate retail presence in China through Five Star’s 136 stores located in eight of China’s 34 provinces.

•                 On June 21, 2006, we announced that our Board of Directors had authorized the establishment of a $1.5 billion share repurchase program, and also announced the intention to increase our quarterly cash dividend on our common stock by 25% to $0.10 per common share effective with the dividend payable, if authorized, in October 2006. We have increased our cash dividend every year since our first quarterly dividend paid in January 2004.

Results of Operations

Consolidated Performance Summary

The following table presents unaudited selected consolidated financial data ($ in millions, except per share amounts):

	Three Months Ended
	May 27, 2006	May 28, 2005
Revenue	$6,959	$6,118
Revenue % gain	14%	12%
Comparable store sales % gain[1]	4.9%	4.4%
Gross profit as % of revenue	25.4%	25.5%
SG&A as % of revenue	20.5%	21.6%
Operating income	$337	$239
Operating income as % of revenue	4.8%	3.9%
Net earnings	$234	$170
Diluted earnings per share	$0.47	$0.34

1                   Comprised of revenue at stores and Web sites operating for at least 14 full months, as well as remodeled and expanded locations. Relocated stores are excluded from the comparable store sales calculation until at least 14 full months after reopening. Acquired stores are included in the comparable store sales calculation beginning with the first full quarter following the first anniversary of the date of the acquisition. The calculation of the comparable store sales percentage gain excludes the effect of fluctuations in foreign currency exchange rates.

Net earnings were $234 million, or $0.47 per diluted share, for the first quarter of fiscal 2007, compared with $170 million, or $0.34 per diluted share, for the same period one year ago. The increase in net earnings reflected an increase in revenue, including the addition of new stores in the past 12 months and a 4.9% comparable store sales gain, and a reduction in our SG&A rate, partially offset by a modest reduction in our gross profit rate.

Revenue for the first quarter of fiscal 2007 increased 14% to $7.0 billion, compared with $6.1 billion for the same period one year ago. The addition of new Best Buy, Future Shop and Geek Squad stores in the past 12 months accounted for one-half of the revenue increase for the first quarter of fiscal 2007. The comparable store sales gain accounted for more than one-third of the revenue increase for the first quarter of fiscal 2007. The remainder of the increase in revenue for the first quarter of fiscal 2007 was due to the revenue generated by Pacific Sales since March 7, 2006, the effective date we assumed ownership, and the favorable effect of fluctuations in foreign currency exchange rates. Based on our quarterly weighted-average calculation, the value of the Canadian dollar increased 9% to $0.88 per U.S. dollar for the quarter ended May 27, 2006, up from $0.81 per U.S. dollar for the quarter ended May 28, 2005.

Revenue mix and comparable store sales percentage changes by product group for the first quarter of fiscal 2007 were as follows:

	Revenue Mix Summary		Comparable Store Sales Summary
	Three Months Ended		Three Months Ended
	May 27, 2006	May 28, 2005	May 27, 2006	May 28, 2005
Consumer Electronics	43%	40%	12.1%	9.9%
Home-Office	32%	34%	2.2%	0.5%
Entertainment Software	18%	20%	(4.3)%	0.3%
Appliances	7%	6%	0.9%	4.5%
Total	100%	100%	4.9%	4.4%

Our comparable store sales for the first quarter of fiscal 2007 increased 4.9%, reflecting a higher average transaction amount driven by the continued growth in sales of higher-priced products, including flat-panel televisions and notebook computers. In addition, comparable store sales were driven by continued consumer demand for and the increased affordability of these products as declines in their average selling prices have continued to drive strong unit volume growth. Also contributing to the fiscal first-quarter comparable store sales gain was an increase in online purchases, as we continue to add features and capabilities to our Web sites. In the first quarter of fiscal 2007, our largest comparable store sales gains were for flat-panel televisions, MP3 players and accessories, notebook computers and computer services. These strong-selling product categories more than offset comparable store sales declines in product categories such as tube and projection televisions, CDs, desktop computers and printers.

Our gross profit rate for the first quarter of fiscal 2007 decreased by 0.1% of revenue to 25.4% of revenue, with both our Domestic and International segments’ gross profit rates decreasing by 0.1% of revenue. The decrease was due primarily to a more competitive environment in the entertainment software and appliances product groups, partially offset by benefits from a higher-margin revenue mix.

Our SG&A rate for the first quarter of fiscal 2007 decreased by 1.1% of revenue to 20.5% of revenue, with both our Domestic and International segments’ SG&A rates decreasing by 1.1% of revenue. The decrease was due primarily to a short-term reduction in advertising spending, the leveraging effect of the 14% growth in revenue, constrained expenses related to our strategic initiatives and our expense reduction efforts. The decrease was partially offset by expenses related to severance and reorganization, which increased the fiscal first-quarter SG&A rate by 0.4% of revenue ($0.03 per diluted share).

Net Interest Income

Net interest income for the first quarter of fiscal 2007 was $23 million, compared with net interest income of $13 million for the first quarter of fiscal 2006. The increase in net interest income was due primarily to higher investment yields.

Effective Income Tax Rate

Our effective income tax rate for the first quarter of fiscal 2007 increased to 35.0%, up from 32.5% for the corresponding period of fiscal 2006. The increase was due primarily to the absence of the favorable resolution of certain income tax matters recognized in the first quarter of fiscal 2006.

Segment Performance Summary

Domestic

The following table presents unaudited selected financial data for the Domestic segment ($ in millions):

	Three Months Ended
	May 27, 2006	May 28, 2005
Revenue	$6,162	$5,492
Revenue % gain	12%	10%
Comparable stores sales % gain[1]	4.6%	4.5%
Gross profit as % of revenue	25.6%	25.7%
SG&A as % of revenue	20.2%	21.3%
Operating income	$333	$242
Operating income as % of revenue	5.4%	4.4%

1                   Comprised of revenue at stores and Web sites operating for at least 14 full months, as well as remodeled and expanded locations. Relocated stores are excluded from the comparable store sales calculation until at least 14 full months after reopening. Acquired stores are included in the comparable store sales calculation beginning with the first full quarter following the first anniversary of the date of the acquisition.

The following table presents Domestic comparable store sales percentage gains for the first quarter of the current and prior fiscal years:

	Three Months Ended
	May 27, 2006	May 28, 2005
U.S. Best Buy stores	4.5%	4.5%
Magnolia Audio Video stores	21.7%	1.4%
Total	4.6%	4.5%

The following table reconciles Domestic stores open at the beginning and end of the first quarter of fiscal 2007:

	Total Stores at Beginning of First Quarter Fiscal 2007	Stores Opened or Acquired	Stores Closed	Total Stores at End of First Quarter Fiscal 2007
U.S. Best Buy stores	742	12	—	754
Magnolia Audio Video stores	20	—	—	20
Pacific Sales showrooms	—	14	—	14
U.S. Geek Squad stores	12	—	—	12
Total	774	26	—	800

Note: 14 Pacific Sales showrooms were acquired during the first quarter of fiscal 2007. No stores in the Domestic segment were relocated during the first quarter of fiscal 2007.

The following table reconciles Domestic stores open at the beginning and end of the first quarter of fiscal 2006:

	Total Stores at Beginning of First Quarter Fiscal 2006	Stores Opened	Stores Closed	Total Stores at End of First Quarter Fiscal 2006
U.S. Best Buy stores	668	11	—	679
Magnolia Audio Video stores	20	—	—	20
U.S. Geek Squad stores	6	—	—	6
Total	694	11	—	705

Note: Three U.S. Best Buy stores were relocated during the first quarter of fiscal 2006. No other stores in the Domestic segment were relocated during the first quarter of fiscal 2006.

Our Domestic segment’s operating income for the first quarter of fiscal 2007 was $333 million, or 5.4% of revenue, compared with $242 million, or 4.4% of revenue, for the same period one year ago. The increase in our Domestic segment’s operating income reflected an increase in revenue, including the addition of new stores in the past 12 months and a 4.6% comparable store sales gain, and a reduction in our SG&A rate, partially offset by a modest decrease in our gross profit rate.

Our Domestic segment’s revenue for the first quarter of fiscal 2007 increased 12% to $6.2 billion, compared with $5.5 billion for the same period one year ago. The addition of new Best Buy and Geek Squad stores in the past 12 months accounted for over one-half of the revenue increase; the comparable store sales gain accounted for over one-third of the revenue increase; and the acquisition of Pacific Sales accounted for the remainder of the increase.

Our Domestic segment’s comparable store sales gain for the first quarter of fiscal 2007 reflected an increase in the average transaction amount driven by the continued growth in sales of higher-priced products, including flat-panel televisions and notebook computers. The products having the largest effect on our Domestic segment’s comparable store sales gain for the fiscal first quarter were flat-panel televisions, MP3 players and accessories, notebook computers and computer services. These strong-selling product categories more than offset comparable store sales declines in product categories such as tube and projection televisions, CDs, desktop computers and printers.

Our Domestic segment’s consumer electronics product group posted an 11.6% comparable store sales gain for the first quarter of fiscal 2007, resulting in large part from strong sales of flat-panel televisions as unit-volume growth and increased screen size more than offset declines in the average selling prices of these products. MP3 products also generated significant comparable store sales gains as customers responded to an increased assortment of players and accessories. A 2.3% comparable store sales gain in our Domestic segment’s home-office product group was driven primarily by a comparable store sales gain in notebook computers, reflecting expanded assortments and continued customer demand for portable technology. A 0.2% comparable store sales gain in our Domestic segment’s appliances product group was driven primarily by comparable store sales growth in major appliances, reflecting the expansion of our improved appliances assortments.

The Domestic segment’s entertainment software product group recorded a 4.3% comparable store sales decrease for the first quarter of fiscal 2007. Gaming hardware and software generated comparable stores sales growth as a result of increased availability of the Xbox 360 console in conjunction with a successful April gaming campaign. These gains were more than offset by the continued softness in sales of new music and movie releases.

Our Domestic segment’s gross profit rate for the first quarter of fiscal 2007 decreased by 0.1% of revenue to 25.6% of revenue. The decrease was due primarily to a more competitive environment in the entertainment software and appliances product groups. The decrease was partially offset by benefits from a higher-margin revenue mix, driven primarily by the continued growth in our computer services business.

Our Domestic segment’s SG&A rate for the first quarter of fiscal 2007 decreased by 1.1% of revenue to 20.2% of revenue. The decrease was due primarily to a short-term reduction in advertising spending, the leveraging effect of the 12% growth in revenue, constrained expenses related to our strategic initiatives, and reduced outside services and travel costs. The decrease was partially offset by expenses related to severance and reorganization activities, which increased our fiscal first-quarter SG&A rate by 0.4% of revenue.

International

The following table presents unaudited selected financial data for the International segment ($ in millions):

	Three Months Ended
	May 27, 2006	May 28, 2005
Revenue	$797	$626
Revenue % gain	27%	25%
Comparable stores sales % change[1]	7.1%	3.0%
Gross profit as % of revenue	23.4%	23.5%
SG&A as % of revenue	22.9%	24.0%
Operating income (loss)	$4	$(3)
Operating income (loss) as % of revenue	0.5%	(0.5)%

1                   Comprised of revenue at stores and Web sites operating for at least 14 full months, as well as remodeled and expanded locations. Relocated stores are excluded from the comparable store sales calculation until at least 14 full months after reopening. The calculation of the comparable store sales percentage gain excludes the effect of fluctuations in foreign currency exchange rates.

The following table reconciles International stores open at the beginning and end of the first quarter of fiscal 2007:

	Total Stores at Beginning of First Quarter Fiscal 2007	Stores Opened	Stores Closed	Total Stores at End of First Quarter Fiscal 2007
Future Shop stores	118	1	—	119
Canadian Best Buy stores	44	—	—	44
Canadian Geek Squad stores	5	1	—	6
Total	167	2	—	169

Note: One Future shop store was relocated during the first quarter of fiscal 2007. No other stores in the International segment were relocated during the first quarter of fiscal 2007.

The following table reconciles International stores open at the beginning and end of the first quarter of fiscal 2006:

	Total Stores at Beginning of First Quarter Fiscal 2006	Stores Opened	Stores Closed	Total Stores at End of First Quarter Fiscal 2006
Future Shop stores	114	1	—	115
Canadian Best Buy stores	30	2	—	32
Total	144	3	—	147

Note: Two Future shop stores were relocated during the first quarter of fiscal 2006. No other stores in the International segment were relocated during the first quarter of fiscal 2006.

Our International segment’s operating income for the first quarter of fiscal 2007 was $4 million, or 0.5% of revenue, compared with an operating loss of $3 million for the same period one year ago. The International segment’s $7 million increase in operating income resulted primarily from revenue gains, including the addition of new stores in the past 12 months and a 7.1% comparable store sales gain, and a reduction in our SG&A rate, partially offset by a modest decrease in our gross profit rate.

Our International segment’s revenue for the first quarter of fiscal 2007 increased 27% to $797 million, compared with $626 million for the same period one year ago. Excluding the favorable effect of fluctuations in foreign currency exchange rates, International segment revenue increased 17% for the first quarter of fiscal 2007, compared with the same period one year ago. The addition of new stores in the past 12 months accounted for approximately three-fifths of the 17% revenue increase, with the remainder of the revenue increase due to the 7.1% comparable store sales gain.

Our International segment reported comparable store sales gains for the first quarter of fiscal 2007 in the consumer electronics, home-office and appliances product groups of 16.2%, 1.5% and 9.6%, respectively. These comparable stores sales gains more than offset a 4.1% comparable store sales decline in the entertainment software product group.

Our International segment’s gross profit rate for the first quarter of fiscal 2007 decreased by 0.1% of revenue to 23.4% of revenue. The decrease was due primarily to a more competitive environment and increased financing costs resulting from a shift towards longer-term financing programs in conjunction with strong flat-panel television sales.

Our International segment’s SG&A rate for the first quarter of fiscal 2007 decreased by 1.1% of revenue to 22.9% of revenue. The decrease was due primarily to the leveraging effect of the 27% growth in revenue and reduced payroll expenses as a result of reductions in Canadian headquarter costs at the end of fiscal 2006, combined with improvements in the labor model used in Canadian Best Buy stores. Also contributing to the decrease was the significant leveraging effect of the larger store base on advertising expense as a percentage of revenue. Finally, reduced technology and communication costs contributed to the SG&A rate decrease.

Liquidity and Capital Resources

Summary

We ended the first quarter of fiscal 2007 with $2.3 billion of cash and cash equivalents and short-term investments, compared with $3.8 billion at the end of fiscal 2006 and $2.6 billion at the end of the first quarter of fiscal 2006. As of May 27, 2006, we had short-term and long-term investments, comprised of municipal and U.S. government debt securities, as well as auction-preferred and asset-backed securities, totaling $1.9 billion. See Note 9, Investments, of the Notes to Consolidated Condensed Financial Statements in this Quarterly Report on Form 10-Q, for a summary of our investments in debt securities as of May 27, 2006.

Our current ratio, calculated as current assets divided by current liabilities, was 1.30 at the end of the first quarter of fiscal 2007, compared with 1.32 at the end of fiscal 2006 and 1.45 at the end of the first quarter of fiscal 2006.

Our debt-to-capitalization ratio, which represents the ratio of total debt, including the current portion of long-term debt, to total capitalization (total debt plus total shareholders’ equity), was 10.0% at the end of the first quarter of fiscal 2007, compared with 10.2% at the end of fiscal 2006 and 10.9% at the end of the first quarter of fiscal 2006. We view our debt-to-capitalization ratio as an important indicator of our creditworthiness.

Our adjusted debt-to-capitalization ratio, including capitalized operating lease obligations, was 48.4% at the end of the first quarter of fiscal 2007, compared with 48.8% at the end of fiscal 2006 and 51.4% at the end of the first quarter of fiscal 2006.

Our adjusted debt-to-capitalization ratio, including capitalized operating lease obligations, is considered a non-GAAP financial measure and is not in accordance with, or preferable to, the ratio determined pursuant to accounting principles generally accepted in the United States (GAAP). However, we have included this information as we believe that our adjusted debt-to-capitalization ratio, including capitalized operating lease obligations, is important for understanding our operations and provides meaningful additional information about our ability to service our long-term debt and other fixed obligations, and to fund our future growth. In addition, we believe our adjusted debt-to-capitalization ratio, including capitalized operating lease obligations, is relevant because it enables investors to compare our indebtedness to retailers who own, rather than lease, their stores. Our decision to own or lease real estate is based on an assessment of our financial liquidity, our capital structure, our desire to own or to lease the location, the owner’s desire to own or to lease the location and the alternative that results in the highest return to our shareholders.

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

The following table presents a reconciliation of the numerator and denominator used in the calculation of our adjusted debt-to-capitalization ratio, including capitalized operating lease obligations ($ in millions):

	May 27, 2006	February 25, 2006	May 28, 2005
Debt (including current portion)	$598	$596	$544
Capitalized operating lease obligations (8 times rental expense)	4,469	4,413	4,147
Total debt (including capitalized operating lease obligations)	$5,067	$5,009	$4,691

Debt (including current portion)	$598	$596	$544
Capitalized operating lease obligations (8 times rental expense)	4,469	4,413	4,147
Total shareholders’ equity	5,409	5,257	4,431
Adjusted capitalization	$10,476	$10,266	$9,122

Debt-to-capitalization ratio	10.0%	10.2%	10.9%
Adjusted debt-to-capitalization ratio (including capitalized operating lease obligations)	48.4%	48.8%	51.4%

Our liquidity is affected by restricted cash balances that are pledged as collateral or restricted to use for general liability insurance, workers’ compensation insurance and warranty programs. Restricted cash and investments in debt securities, which are included in other current assets, totaled $172 million, $178 million and $155 million as of May 27, 2006; February 25, 2006; and May 28, 2005, respectively.

Cash Flows

The following table summarizes our cash flows for the first three months of the current and prior fiscal years ($ in millions):

	Three Months Ended
	May 27, 2006	May 28, 2005
Total cash (used in) provided by:
Operating activities	$(723)	$(419)
Investing activities	864	782
Financing activities	(137)	(254)
Effect of exchange rate changes on cash	20	(5)
Increase in cash and cash equivalents	$24	$104

Note: See consolidated statements of cash flows included in Item 1, Consolidated Financial Statements, of this Quarterly Report on Form 10-Q for additional information.

Cash used in operating activities for the first three months of fiscal 2007 totaled $723 million, compared with $419 million for the first three months of fiscal 2006. The change was due primarily to an increase in cash used by changes in operating assets and liabilities, and was partially offset by an increase in net earnings. Net earnings were $234 million for the first three months of fiscal 2007, an increase from $170 million for the first three months of fiscal 2006. The changes in operating assets and liabilities were due primarily to changes in accounts payable and merchandise inventories. The increase in cash used attributed to the change in accounts payable was due primarily to the timing of vendor payments and a shift of purchases to vendors with shorter payment terms. This increase was partially offset by a reduction in cash used for merchandise inventories due primarily to better inventory management for the first three months of fiscal 2007 compared to the same period one year ago.

Cash provided by investing activities for the first three months of fiscal 2007 was $864 million, compared with $782 million provided by investing activities for the first three months of fiscal 2006. The change was due primarily to increased net sales of investments partially offset by the acquisition of Pacific Sales and higher capital expenditures. The increase in net sales of investments assisted in funding the acquisition of Pacific Sales. The increase in capital expenditures was due to increased investments in our stores, including new store openings and costs associated with converting stores to the customer-centric operating model.

Cash used in financing activities was $137 million for the first three months of fiscal 2007, compared with $254 million for the first three months of fiscal 2006. The change was primarily the result of a decrease in long-term debt payments and increased proceeds from the issuance of common stock in connection with our stock-based compensation programs, including the shares purchased under our employee stock purchase plan. The decrease in long-term debt payments was primarily a result of the May 2005 repayment of the $54 million outstanding balance related to our master lease program. During the first three months of fiscal 2007, we repurchased $238 million of our common stock, compared with $207 million during the first three months of fiscal 2006.

Sources of Liquidity

Funds generated by operating activities, available cash and cash equivalents, and short-term investments continue to be our most significant sources of liquidity. We believe funds generated from the expected results of operations, available cash and cash equivalents, and short-term investments will be sufficient to finance anticipated expansion plans and strategic initiatives for the remainder of fiscal 2007. In addition, our revolving credit facilities are available for additional working capital needs or investment opportunities. There can be no assurance, however, that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under our revolving credit facilities.

We have a $200 million revolving credit facility scheduled to mature in December 2009. We also have inventory financing programs totaling $237 million through which certain vendors receive payments from a designated finance company on invoices we owe them. We have a $23 million unsecured revolving demand facility related to our International segment operations, of which $18 million is available from February through July and $23 million is available from August through January of each year.

Our credit ratings and outlook as of July 5, 2006, are summarized below and are consistent with the ratings and outlook reported in our Annual Report on Form 10-K for the fiscal year ended February 25, 2006:

Rating Agency	Rating	Outlook
Fitch	BBB+	Stable
Moody’s	Baa2	Stable
Standard & Poor’s	BBB	Stable

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

See our Annual Report on Form 10-K for the fiscal year ended February 25, 2006, for additional information regarding our sources of liquidity.

Debt and Capital

The amount of debt outstanding as of May 27, 2006, was essentially unchanged from the end of fiscal 2006. See our Annual Report on Form 10-K for the fiscal year ended February 25, 2006, for additional information regarding our debt and capital.

Off-Balance-Sheet Arrangements and Contractual Obligations

Our liquidity is not dependent on the use of off-balance sheet financing arrangements other than in connection with our operating leases.

There has been no material change in our contractual obligations other than in the ordinary course of business since the end of fiscal 2006. See our Annual Report on Form 10-K for the fiscal year ended February 25, 2006, for additional information regarding our off-balance-sheet arrangements and contractual obligations.

Significant Accounting Policies and Estimates

We describe our significant accounting policies in Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended February 25, 2006. We discuss our critical accounting estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended February 25, 2006. There were no significant changes in our accounting policies or estimates since the end of fiscal 2006.

New Accounting Standards

In October 2005, the Financial Accounting Standards Board (FASB) issued Staff Position (FSP) No. FAS 13-1, Accounting for Rental Costs Incurred During a Construction Period. FSP No. FAS 13-1 requires companies to expense rent payments for building or ground leases incurred during the construction period. FSP No. FAS 13-1 is effective for all interim and annual reporting periods beginning after December 15, 2005. Retrospective application is permitted, but not required. We adopted FSP No. FAS 13-1 on a prospective basis in the first quarter of fiscal 2007. The adoption of FSP No. FAS 13-1 did not have a significant effect on our operating income or net earnings.

Outlook

Consistent with our outlook provided in our Annual Report on Form 10-K for the fiscal year ended February 25, 2006, we continue to project net earnings for fiscal 2007 in the range of $2.65 to $2.80 per diluted share.

However, due to an anticipated change in our revenue mix and a more competitive environment, we now expect our gross profit rate for fiscal 2007 to be flat or down modestly as compared to the slight gross profit rate improvement we originally expected. We anticipate offsetting the gross profit rate change through increased sales, which we expect will result in annual revenue of approximately $35 billion, and a modest reduction in our SG&A rate for fiscal 2007.

Finally, during the first quarter of fiscal 2007, we constrained expenses related to our strategic initiatives. We expect to incur these expenses in the second and third fiscal quarters as we expand our home theater area and Best Buy For Business, add to our service capabilities and increase advertising to support the launch of these key initiatives.

For additional information on our outlook for fiscal 2007, see the Outlook section provided in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended February 25, 2006.

Subsequent Event

On June 8, 2006, we acquired a 75% interest in Five Star for $180 million, including a working capital injection of $122 million. Five Star is China’s fourth-largest appliance and consumer electronics retailer with 136 stores located in eight of China’s 34 provinces. We made the investment in Five Star to further our international expansion plans and obtain an immediate presence in China. The acquisition will be accounted for in the second quarter of fiscal 2007 using the purchase method in accordance with SFAS No. 141, Business Combinations. Accordingly, the net assets will be recorded at their estimated fair values, and operating results will be included in our financial statements from the date of acquisition. The purchase price will be allocated on a preliminary basis using information currently available. The allocation of the purchase price to the assets and liabilities acquired will be finalized no later than the second quarter of fiscal 2008, as we obtain more information regarding asset valuations, liabilities assumed and revisions of preliminary estimates of fair values made at the date of purchase.

Safe Harbor Statement Under the Private Securities Litigation Reform Act

Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act), provide a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their companies. With the exception of historical information, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements and may be identified by the use of words such as “believe,” “expect,” “anticipate,” “plan,” “estimate,” “intend” and “potential.” Such statements reflect our current view with respect to future events and are subject to certain risks, uncertainties and assumptions. A variety of factors could cause our future results to differ materially from the anticipated results expressed in such forward-looking statements. Readers should review Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended February 25, 2006, for a description of important factors that could cause future results to differ materially from those contemplated by the forward-looking statements made in this Quarterly Report on Form 10-Q. In addition, general economic conditions, acquisitions and development of new businesses, product availability, sales volumes, profit margins, weather, foreign currency fluctuation, availability of suitable real estate locations, our ability to react to a disaster recovery situation, and the impact of labor markets and new product introductions on our overall profitability, among other things, could cause our future results to differ materially from those projected in any such forward-looking statements.

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

Changes in the overall level of interest rates affect interest income generated from our short-term and long-term investments in debt securities. If overall interest rates were one percentage point lower than current rates, our annual interest income would decline by approximately $18 million based on our short-term and long-term investments as of May 27, 2006. We do not currently manage our investment interest-rate volatility risk through the use of derivative instruments.

ITEM 4. CONTROLS AND PROCEDURES

Our management, including the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer), evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act, as of May 27, 2006. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

In the first quarter of fiscal 2007, we implemented a new payroll system (Oracle system). The Oracle system implementation was the result of a payroll process improvement initiative and was not in response to an identified internal control deficiency.

Other than the Oracle system implementation, there were no changes in internal control over financial reporting during the fiscal quarter ended May 27, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On December 8, 2005, a purported class action lawsuit captioned, “Jasmen Holloway, et. al. v. Best Buy Co., Inc.,” was filed against us in the U.S. District Court for the Northern District of California. This federal court action alleges that we discriminate against women and minority individuals on the basis of gender, race, color and/or national origin in our stores with respect to recruitment, hiring, job assignments, transfers, promotions, compensation, allocation of weekly hours and other terms and conditions of employment. The plaintiffs seek an end to discriminatory policies and practices, an award of back and front pay, punitive damages and injunctive relief, including rightful place relief for all class members. We believe the allegations are without merit and intend to defend this action vigorously.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)          Stock Repurchases

Our Board of Directors (Board) authorized a $1.5 billion share repurchase program in April 2005. The program, which was announced on April 27, 2005, terminated and replaced a $500 million share repurchase program authorized by our Board in June 2004. During the first quarter of fiscal 2007, we purchased and retired 4,361,618 shares at a cost of $238 million pursuant to the April 2005 $1.5 billion share repurchase program.

Our Board authorized a new $1.5 billion share repurchase program in June 2006. The program, which was announced on June 21, 2006 and has no stated expiration date, terminated and replaced the April 2005 $1.5 billion share repurchase program, under which $948 million of our shares had been repurchased as of May 27, 2006.

We consider several factors in determining when to make share repurchases including, among other things, our cash needs and the market price of our stock. We expect that cash provided by future operating activities, as well as available cash and cash equivalents and short-term investments, will be the sources of funding for our share repurchase program.

The following table presents the total number of shares purchased during the first quarter of fiscal 2007, the average price paid per share, the number of shares that were purchased as part of a publicly announced repurchase program, and the approximate dollar value of shares that could have been purchased as of May 27, 2006, pursuant to the April 2005 $1.5 billion share repurchase program:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs[1]
February 26, 2006, through April 1, 2006	1,738,514	$53.78	1,738,514	$696,000,000
April 2, 2006, through April 29, 2006	690,331	57.49	690,331	656,000,000
April 30, 2006, through May 27, 2006	1,932,773	54.17	1,932,773	552,000,000
Total Fiscal 2007 First Quarter	4,361,618	$54.54	4,361,618	$552,000,000

1                   Pursuant to a $1.5 billion share repurchase program announced on April 27, 2005. This program was terminated and replaced by a new $1.5 billion share repurchase program authorized by our Board in June 2006. The new program has no stated expiration date.

ITEM 5. OTHER INFORMATION

On April 28, 2006, we granted each then-serving director, other than management directors who are eligible to participate in our equity-based compensation programs, options to purchase 7,500 shares of Best Buy common stock at an exercise price of $56.66 per share under the Best Buy Co., Inc. 2004 Omnibus Stock and Incentive Plan. These options vested immediately upon grant and can generally be exercised over a 10-year period.

ITEM 6. EXHIBITS

a.               Exhibits:

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

BEST BUY CO., INC.
(Registrant)

Date: July 6, 2006	By:	/s/ DARREN R. JACKSON
Darren R. Jackson
Executive Vice President — Finance and Chief Financial Officer (principal financial and accounting officer)