Form 10-Q
period 2006-08-26
BEST BUY CO INC
filed 2006-10-05
CIK 764478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 26, 2006

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, $.10 Par Value — 480,250,000 shares outstanding as of August 26, 2006.

BEST BUY CO., INC.

FORM 10-Q FOR THE QUARTER ENDED AUGUST 26, 2006

PART I —	FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

BEST BUY CO., INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

ASSETS

($ in millions, except per share amounts)

(Unaudited)

	August 26, 2006	February 25, 2006	August 27, 2005
CURRENT ASSETS
Cash and cash equivalents	$1,104	$748	$614
Short-term investments	1,564	3,051	2,211
Receivables	483	439	389
Merchandise inventories	4,049	3,338	3,250
Other current assets	687	409	378
Total current assets	7,887	7,985	6,842

PROPERTY AND EQUIPMENT
Property and equipment	5,151	4,836	4,436
Less accumulated depreciation	2,364	2,124	1,913
Net property and equipment	2,787	2,712	2,523

GOODWILL	1,010	557	529

OTHER INTANGIBLE ASSETS	83	44	42

LONG-TERM INVESTMENTS	277	218	122

OTHER ASSETS	363	348	201

TOTAL ASSETS	$12,407	$11,864	$10,259

NOTE:  The consolidated balance sheet as of February 25, 2006, has been condensed from the audited financial statements.

See Notes to Consolidated Condensed Financial Statements.

BEST BUY CO., INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

($ in millions, except per share amounts)

(Unaudited)

	August 26, 2006	February 25, 2006	August 27, 2005
CURRENT LIABILITIES
Accounts payable	$3,858	$3,234	$2,760
Unredeemed gift card liabilities	392	469	358
Accrued compensation and related expenses	263	354	216
Accrued liabilities	958	878	916
Accrued income taxes	399	703	254
Current portion of long-term debt	496	418	12
Total current liabilities	6,366	6,056	4,516

LONG-TERM LIABILITIES	392	373	380

LONG-TERM DEBT	184	178	540

MINORITY INTERESTS	31	—	—

SHAREHOLDERS’ EQUITY
Preferred stock, $1.00 par value: Authorized — 400,000 shares; Issued and outstanding – none	—	—	—
Common stock, $.10 par value: Authorized — 1.5 billion shares; Issued and outstanding — 480,250,000, 485,098,000 and 492,444,000 shares, respectively	48	49	49
Additional paid-in capital	389	643	973
Retained earnings	4,690	4,304	3,600
Accumulated other comprehensive income	307	261	201
Total shareholders’ equity	5,434	5,257	4,823

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$12,407	$11,864	$10,259

NOTE:  The consolidated balance sheet as of February 25, 2006, has been condensed from the audited financial statements.

See Notes to Consolidated Condensed Financial Statements.

BEST BUY CO., INC.

CONSOLIDATED STATEMENTS OF EARNINGS

($ in millions, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	August 26, 2006	August 27, 2005	August 26, 2006	August 27, 2005
Revenue	$7,603	$6,702	$14,562	$12,820
Cost of goods sold	5,701	4,991	10,895	9,551
Gross profit	1,902	1,711	3,667	3,269
Selling, general and administrative expenses	1,572	1,450	3,000	2,769
Operating income	330	261	667	500
Net interest income	21	18	44	31

Earnings before income tax expense and minority interests	351	279	711	531
Income tax expense	121	91	247	173
Minority interests	—	—	—	—

Net earnings	$230	$188	$464	$358

Basic earnings per share	$0.48	$0.38	$0.96	$0.73
Diluted earnings per share	$0.47	$0.37	$0.94	$0.71

Dividends declared per common share	$0.08	$0.07	$0.16	$0.15

Basic weighted average common shares outstanding (in millions)	482.0	491.2	483.3	491.2

Diluted weighted average common shares outstanding (in millions)	496.5	509.1	498.4	507.5

See Notes to Consolidated Condensed Financial Statements.

BEST BUY CO., INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED AUGUST 26, 2006

($ and shares in millions)

(Unaudited)

	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balances at February 25, 2006	485	$49	$643	$4,304	$261	$5,257

Net earnings, six months ended August 26, 2006	—	—	—	464	—	464
Other comprehensive income, net of tax:
Foreign currency translation adjustments	—	—	—	—	51	51
Other	—	—	—	—	(5)	(5)
Total comprehensive income						510

Stock options exercised	4	—	94	—	—	94
Stock-based compensation	—	—	59	—	—	59
Tax benefits from stock options exercised and employee stock purchase plan	—	—	31	—	—	31
Issuance of common stock under employee stock purchase plan	—	—	23	—	—	23
Repurchase of common stock	(9)	(1)	(461)	—	—	(462)
Common stock dividend, $0.16 per share	—	—	—	(78)	—	(78)
Balances at August 26, 2006	480	$48	$389	$4,690	$307	$5,434

See Notes to Consolidated Condensed Financial Statements.

BEST BUY CO., INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)

(Unaudited)

	Six Months Ended
	August 26, 2006	August 27, 2005
OPERATING ACTIVITIES
Net earnings	$464	$358
Adjustments to reconcile net earnings to total cash used in operating activities:
Depreciation	246	222
Asset impairment charges	21	—
Stock-based compensation	59	62
Deferred income taxes	(28)	(31)
Excess tax benefits from stock-based compensation	(22)	(21)
Other	14	(1)
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Receivables	(15)	(13)
Merchandise inventories	(548)	(385)
Other assets	(5)	(21)
Accounts payable	231	(75)
Other liabilities	(185)	(19)
Accrued income taxes	(263)	(273)
Total cash used in operating activities	(31)	(197)

INVESTING ACTIVITIES
Additions to property and equipment, net of $23 non-cash capital expenditures in the six months ended August 27, 2005	(299)	(280)
Acquisition of businesses, net of cash acquired	(421)	—
Purchases of available-for-sale securities	(1,635)	(995)
Sales of available-for-sale securities	3,060	1,805
Proceeds from property dispositions	—	42
Changes in restricted assets	(16)	12
Other, net	12	10
Total cash provided by investing activities	701	594

FINANCING ACTIVITIES
Repurchase of common stock	(462)	(262)
Issuance of common stock under employee stock purchase plan and for the exercise of stock options	117	187
Dividends paid	(78)	(73)
Long-term debt payments	(7)	(66)
Proceeds from issuance of long-term debt	38	7
Excess tax benefits from stock-based compensation	22	21
Other, net	37	37
Total cash used in financing activities	(333)	(149)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	19	12

INCREASE IN CASH AND CASH EQUIVALENTS	356	260

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	748	354

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,104	$614

See Notes to Consolidated Condensed Financial Statements.

BEST BUY CO., INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.                         Basis of Presentation:

In the opinion of management, the accompanying financial statements contain all adjustments necessary for a fair presentation as prescribed by accounting principles generally accepted in the United States. All adjustments were comprised of normal recurring adjustments, except as noted in the Notes to Consolidated Condensed Financial Statements. Due to the seasonal nature of our business, interim results are not necessarily indicative of results for the entire fiscal year. Our revenue and earnings are typically greater during our fiscal fourth quarter, which includes the majority of the holiday selling season. These interim financial statements and the related notes should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended February 25, 2006.

To maintain consistency and comparability, we reclassified certain prior-year amounts to conform to the current year presentation as described in Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended February 25, 2006. In addition, to be consistent with our accounting policies, we reclassified selected balances from receivables to cash and cash equivalents in our February 25, 2006, consolidated condensed balance sheet. These reclassifications had no effect on previously reported operating income, net earnings or shareholders’ equity.

Effective June 8, 2006, we acquired a 75% interest in Jiangsu Five Star Appliance Co., Ltd. (Five Star). Consistent with China’s statutory requirements, Five Star’s fiscal year ends on December 31. Therefore, we have decided to consolidate Five Star’s financial results on a two-month lag. There were no significant intervening events which would have materially affected our consolidated financial statements had they been recorded during the quarter. See Note 2, Acquisitions, for further details regarding this transaction.

The following table illustrates the primary costs classified in each major expense category (the classification of which varies across the retail industry):

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

•      Freight expenses associated with moving merchandise inventories from our distribution centers to our retail stores; and

•      Promotional financing costs.

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

Vendor allowances included in revenue for reimbursement of vendor-provided sales incentives were $6 million and $24 million, for the three months ended August 26, 2006, and August 27, 2005, respectively, and $12 million and $41 million, for the six months ended August 26, 2006, and August 27, 2005, respectively. Vendor allowances included in SG&A were $38 million and $35 million for the three months ended August 26, 2006, and August 27, 2005, respectively, and $67 million and $55 million for the six months ended August 26, 2006, and August 27, 2005, respectively. All remaining vendor allowances are initially deferred and recorded as a reduction of merchandise inventories. The deferred amounts are then included as a reduction of cost of goods sold when the related product is sold.

2.                         Acquisitions:

Pacific Sales Kitchen and Bath Centers, Inc.

Effective March 7, 2006, we acquired all of the common stock of Pacific Sales Kitchen and Bath Centers, Inc. (Pacific Sales) for $411 million, or $408 million, net of cash acquired, including transaction costs. We acquired Pacific Sales, a high-end home-improvement and appliance retailer, to enhance our ability to grow with an attractive customer base and premium brands using a proven and successful showroom format. Utilizing the existing store format, we expect to expand the number of stores in order to capitalize on the rapidly growing high-end segment of the U.S. appliance market. The acquisition was accounted for using the purchase method in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations. Accordingly, we recorded the net assets at their estimated fair values, and included operating results in our Domestic segment from the date of acquisition. We allocated the purchase price on a preliminary basis using information currently available. The allocation of the purchase price to the assets and liabilities acquired will be finalized no later than the first quarter of fiscal 2008, as we obtain more information regarding asset valuations, liabilities assumed and revisions of preliminary estimates of fair values made at the date of purchase. All goodwill is deductible for tax purposes.

The preliminary purchase price allocation, net of cash acquired, was as follows ($ in millions):

Merchandise inventories	$41
Property and equipment	2
Other assets(1)	14
Tradename	17
Goodwill	377
Current liabilities	(43)
$408

(1)             Includes $7 million related to the acquired customer backlog.

Jiangsu Five Star Appliance Co., Ltd.

Effective June 8, 2006, we acquired a 75% interest in Five Star for $184 million, including a working capital injection of $122 million and transaction costs. Five Star is one of China’s largest appliance and consumer electronics retailers with 131 stores located in eight of China’s 34 provinces. We made the investment in Five Star to further our international growth plans, increase our knowledge of Chinese customers and obtain an immediate retail presence in China. The acquisition was accounted for using the purchase method in accordance with SFAS No. 141, Business Combinations. Accordingly, we recorded the net assets at their estimated fair values, and included operating results in our International segment from the date of acquisition. We allocated the purchase price on a preliminary basis using information currently available. The allocation of the purchase price to the assets and liabilities acquired will be finalized no later than the second quarter of fiscal 2008, as we obtain more information regarding asset valuations, liabilities assumed and revisions of preliminary estimates of fair values made at the date of purchase. The resulting goodwill is not deductible for tax purposes.

The preliminary purchase price allocation, net of cash acquired, was as follows ($ in millions):

Restricted cash	$204
Merchandise inventories	107
Property and equipment	37
Other assets	81
Tradename	21
Goodwill	69
Accounts payable	(363)
Other current liabilities	(47)
Debt, due 2006 to 2007, interest rates ranging from 1.9% to 6.8%	(64)
Long-term liabilities	(1)
Minority interests (1)	(31)
$13

(1)     The minority interests’ proportionate ownership of assets and liabilities were recorded at historical carrying values.

The minority interests’ share of net earnings included in the three and six months ended August 26, 2006, was less than $1 million.

3.                         Gift Cards:

We sell gift cards to our customers in our retail stores, through our Web sites and through selected third parties. Our gift cards do not have an expiration date. We recognize income from gift cards when: (i) the gift card is redeemed by the customer; or (ii) the likelihood of the gift card being redeemed by the customer is remote (gift card breakage) and we determine that we do not have a legal obligation to remit the value of unredeemed gift cards to the relevant jurisdictions. We determine our gift card breakage rate based upon historical redemption patterns. Based on our historical information, the likelihood of a gift card remaining unredeemed can be determined 24 months after the gift card is issued. At that time, we recognize breakage income for those cards for which the likelihood of redemption is deemed to be remote if we do not have a legal obligation to remit the value of such unredeemed gift cards to the relevant jurisdictions. Gift card breakage income is included in revenue in our consolidated statements of earnings.

Gift card breakage income recognized for the three and six months ended August 26, 2006 was not significant (less than $0.01 per diluted share). There was no gift card breakage income recognized for the three and six months ended August 27, 2005.

4.                         Net Interest Income:

Net interest income was comprised of the following ($ in millions):

	Three Months Ended		Six Months Ended
	August 26, 2006	August 27, 2005	August 26, 2006	August 27, 2005
Interest income	$29	$21	$60	$42
Dividend income	—	4	—	4
Interest expense	(8)	(7)	(16)	(15)
Net interest income	$21	$18	$44	$31

5.                         Earnings per Share:

Basic earnings per share is computed based on the weighted-average number of common shares outstanding. Diluted earnings per share is computed based on the weighted-average number of common shares outstanding adjusted by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued. Potentially dilutive shares of common stock include non-qualified stock options, nonvested share awards and shares issuable under our employee stock purchase plan (ESPP), as well as common shares that would have resulted from the assumed conversion of our convertible debentures. Since the potentially dilutive shares related to the convertible debentures are included in the calculation, the related interest expense, net of tax, is added back to net earnings, as the interest would not have been paid if the convertible debentures were converted to common stock.  Nonvested market-based awards and nonvested performance-based awards are included in the average diluted shares outstanding each period if established market or performance criteria have been met.

The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings per share ($ and shares in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	August 26, 2006	August 27, 2005	August 26, 2006	August 27, 2005
Numerator:
Net earnings, basic	$230	$188	$464	$358
Adjustment for assumed dilution:
Interest on convertible debentures, net of tax	1	1	3	3
Net earnings, diluted	$231	$189	$467	$361

Denominator:
Weighted-average common shares outstanding	482.0	491.2	483.3	491.2
Effect of potentially dilutive securities:
Shares from assumed conversion of convertible debentures	8.8	8.8	8.8	8.8
Stock options and other	5.7	9.1	6.3	7.5
Weighted-average common shares outstanding, assuming dilution	496.5	509.1	498.4	507.5

Basic earnings per share	$0.48	$0.38	$0.96	$0.73
Diluted earnings per share	$0.47	$0.37	$0.94	$0.71

The computation of average dilutive shares outstanding excluded non-qualified options to purchase 0.4 million shares of common stock for the three months ended August 26, 2006, and 0.4 million and 0.2 million shares of common stock for the six months ended August 26, 2006, and August 27, 2005, respectively. These amounts were excluded as the options’ exercise prices were greater than the average market price of our common stock for the periods presented and, therefore, the effect would be antidilutive (i.e., including such options would result in higher earnings per share). There were no options excluded from the computation of dilutive shares outstanding for the three months ended August 27, 2005.

6.                         Stock-Based Compensation:

Stock-based compensation expense was $31 million for both the three months ended August 26, 2006, and August 27, 2005, and $59 million and $62 million for the six months ended August 26, 2006, and August 27, 2005, respectively. The year-to-date decline was due to an increase in our participant forfeiture rate resulting from recent workforce reductions. Stock-based compensation expense for the six months ended August 26, 2006, may not be indicative of the expense for the entire fiscal year.

7.                         Comprehensive Income:

Comprehensive income is computed as net earnings plus certain other items that are recorded directly to shareholders’ equity. The significant components of comprehensive income include foreign currency translation adjustments and unrealized gains/losses net of tax on available-for-sale marketable equity securities. Foreign currency translation adjustments do not include a provision for income tax expense because earnings from foreign operations are considered to be indefinitely reinvested outside the United States. Comprehensive income was $222 million and $253 million for the three months ended August 26, 2006, and August 27, 2005, respectively, and $510 million and $410 million for the six months ended August 26, 2006, and August 27, 2005, respectively.

8.                         Segments:

We operate two reportable segments: Domestic and International. The Domestic segment is comprised of all U.S. store and online operations, including Best Buy, Geek Squad, Pacific Sales and Magnolia Audio Video. The International segment is comprised of all Canadian store and online operations, including Future Shop, Best Buy and Geek Squad, as well as our Five Star store and online operations in China. Our segments are evaluated on an operating income basis, and a stand-alone tax provision is not calculated for each segment. The other accounting policies of the segments are the same as those described in Note 1, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended February 25, 2006.

Revenue by reportable segment was as follows ($ in millions):

	Three Months Ended		Six Months Ended
	August 26, 2006	August 27, 2005	August 26, 2006	August 27, 2005
Domestic	$6,621	$5,997	$12,783	$11,489
International	982	705	1,779	1,331
Total revenue	$7,603	$6,702	$14,562	$12,820

Operating income by reportable segment and the reconciliation to earnings before income tax expense and minority interests were as follows ($ in millions):

	Three Months Ended		Six Months Ended
	August 26, 2006	August 27, 2005	August 26, 2006	August 27, 2005
Domestic	$328	$255	$661	$497
International	2	6	6	3
Total operating income	330	261	667	500
Net interest income	21	18	44	31
Earnings before income tax expense and minority interests	$351	$279	$711	$531

Assets by reportable segment were as follows ($ in millions):

	August 26, 2006	February 25, 2006	August 27, 2005
Domestic	$9,315	$9,722	$8,316
International	3,092	2,142	1,943
Total assets	$12,407	$11,864	$10,259

Goodwill by reportable segment was as follows ($ in millions):

	August 26, 2006	February 25, 2006	August 27, 2005
Domestic	$383	$6	$3
International	627	551	526
Total goodwill	$1,010	$557	$529

The change in the Domestic goodwill balance since February 25, 2006, was the result of the acquisition of Pacific Sales. The change in the International goodwill balance since February 25, 2006, and August 27, 2005, was due primarily to the acquisition of Five Star totaling $69 million, with the remainder due primarily to fluctuations in foreign currency exchange rates.

Other intangible assets included in our balance sheets were comprised primarily of indefinite-lived intangible tradename assets related to Pacific Sales, which is included in the Domestic segment, and Future Shop and Five Star, which are included in the International segment. Other intangible assets by reportable segment were as follows ($ in millions):

	August 26, 2006	February 25, 2006	August 27, 2005
Domestic	$17	$—	$—
International	66	44	42
Total other intangible assets	$83	$44	$42

9.                         Investments:

Debt Securities

Short-term and long-term investments are comprised of municipal and United States government debt securities, as well as auction-rate securities. In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and based on our ability to market and sell these instruments, we classify auction-rate securities, variable-rate demand notes and other investments in debt securities as available-for-sale and carry them at amortized cost, which approximates fair value. Auction-rate securities and variable-rate demand notes are similar to short-term debt instruments because their interest rates are reset periodically. Investments in these securities can be sold for cash on the auction date. We classify auction-rate securities and variable-rate demand notes as short-term or long-term investments based on the reset dates.

In accordance with our investment policy, we place our investments in debt securities with issuers who have high-quality credit and limit the amount of investment exposure to any one issuer. We seek to preserve principal and minimize exposure to interest-rate fluctuations by limiting default risk, market risk and reinvestment risk.

During the third quarter of fiscal 2006, we reclassified variable-rate demand notes from cash and cash equivalents to short-term investments for all periods presented. The amortized cost of the securities reclassified was $184 million at August 27, 2005.

We also revised the presentation in the consolidated statement of cash flows for the six months ended August 27, 2005, to reflect the gross purchases and sales of variable-rate demand notes as investing activities rather than as a component of cash and cash equivalents, which is consistent with the presentation for the six months ended August 26, 2006. The amount reclassified from cash and cash equivalents to investing activities was $68 million for the six months ended August 27, 2005.

The carrying amount of our investments in debt securities approximated fair value at August 26, 2006; February 25, 2006; and August 27, 2005, due to the rapid turnover of our portfolio and the highly liquid nature of these investments. Therefore, there were no significant unrealized holding gains or losses.

The following table presents the amortized principal amounts, related weighted-average interest rates (taxable equivalent), maturities and major security types for our investments in debt securities ($ in millions):

	August 26, 2006		February 25, 2006		August 27, 2005
	Amortized Principal Amount	Weighted- Average Interest Rate	Amortized Principal Amount	Weighted- Average Interest Rate	Amortized Principal Amount	Weighted- Average Interest Rate
Short-term investments (less than one year)	$1,564	5.62%	$3,051	4.76%	$2,211	3.95%
Long-term investments (one to three years)	277	5.74%	218	4.95%	122	3.95%
Total	$1,841		$3,269		$2,333

Municipal debt securities	$1,736		$3,153		$2,209
Auction-rate and asset-backed securities	105		109		117
Debt securities issued by U.S. Treasury and other U.S. government entities	—		7		7
Total	$1,841		$3,269		$2,333

Equity Securities

We also hold investments in equity securities. We classify all marketable equity securities as available-for-sale. Investments in marketable equity securities are included in other assets in our consolidated balance sheets and reported at fair value, based on quoted market prices when available. All unrealized holding gains or losses are reflected net of tax in accumulated other comprehensive income in shareholders’ equity.

The carrying value of our investments in equity securities at August 26, 2006; February 25, 2006; and August 27, 2005, was $29 million, $28 million and $28 million, respectively. Net unrealized gains, net of tax, included in accumulated other comprehensive income were $7 million, $12 million and $12 million at August 26, 2006; February 25, 2006; and August 27, 2005, respectively.

10.      Restricted Assets:

Restricted cash and investments in debt securities, which are included in other current assets, totaled $398 million, $178 million and $146 million as of August 26, 2006; February 25, 2006; and August 27, 2005, respectively. Such balances are pledged as collateral or restricted to use for general liability insurance, workers’ compensation insurance, warranty programs and vendor payables. The increase in restricted cash and investments in debt securities compared with February 25, 2006, and August 27, 2005, was due primarily to restricted cash assumed in connection with the acquisition of Five Star.

11.      Impairment of Long-Lived Assets:

We recorded pre-tax long-lived asset impairment charges of $9 million and $21 million for the three and six months ended August 26, 2006, respectively.  Long-lived asset impairment charges for the three and six months ended August 25, 2005 were not significant.  The long-lived asset impairment charges in fiscal 2007 related to assets that were taken out of service based on changes in our business.  Long-lived asset impairment charges recorded in SG&A within our Domestic segment during the second quarter and first six months of fiscal 2007 were $7 million and $19 million, respectively. Long-lived asset impairment charges recorded in SG&A within our International segment during both the second quarter and first six months of fiscal 2007 were $2 million.

12.      Commitments and Contingencies:

On December 8, 2005, a purported class action lawsuit captioned, “Jasmen Holloway, et al. v. Best Buy Co., Inc.,” was filed against us in the U.S. District Court for the Northern District of California. This federal court action alleges that we discriminate against women and minority individuals on the basis of gender, race, color and/or national origin in our stores with respect to recruitment, hiring, job assignments, transfers, promotions, compensation, allocation of weekly hours and other terms and conditions of employment. The plaintiffs seek an end to discriminatory policies and practices, an award of back and front pay, punitive damages and injunctive relief, including rightful place relief for all class members. We believe the allegations are without merit and intend to defend this action vigorously.

We are involved in various other legal proceedings arising in the normal course of conducting business. We believe the amounts provided in our consolidated financial statements are adequate in light of the probable and estimable liabilities. The resolution of those proceedings is not expected to have a material effect on our results of operations or financial condition.

13.      Common Stock Repurchases:

Our Board of Directors (Board) authorized a $1.5 billion share repurchase program in June 2006. The program, which was announced on June 21, 2006, terminated and replaced a $1.5 billion share repurchase program authorized by our Board in April 2005.  The April 2005 share repurchase program terminated and replaced a $500 million share repurchase program authorized by our Board in June 2004. There is no expiration date governing the period over which we can make our share repurchases under the June 2006 share repurchase program.

For the three months ended August 26, 2006, we purchased and retired 2.8 million shares at a cost of $130 million under our June 2006 share repurchase program. For the three and six months ended August 26, 2006, we also purchased and retired 1.8 million and 6.2 million shares, respectively, at a cost of $94 million and $332 million under our April 2005 share repurchase program.

For the three and six months ended August 27, 2005, we purchased and retired 1.1 million and 5.3 million shares, respectively, at a cost of $54 million and $200 million under our April 2005 share repurchase program, and 1.8 million shares at a cost of $61 million under our $500 million share repurchase program during the period from February 27, 2005, through April 26, 2005.

14.      New Accounting Pronouncements

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

In July 2006, the FASB issued Financial Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109. FIN No. 48 provides guidance regarding the recognition, measurement, presentation and disclosure in the financial statements of tax positions taken or expected to be taken on a tax return, including the decision whether to file or not file in a particular jurisdiction. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. We will adopt FIN No. 48 beginning in the first quarter of fiscal 2008. We are currently evaluating the impact, if any, the adoption of FIN No. 48 will have on our operating income or net earnings. The cumulative effect, if any, of applying the provisions of FIN No. 48 will be reported as an adjustment to retained earnings as of the beginning of fiscal 2008.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for fiscal years ending after November 15, 2006. Early application is encouraged, but not required. We are required to adopt SAB No. 108 for our fiscal year ending March 3, 2007. We are currently assessing the impact, if any, the adoption of SAB No. 108 will have on our operating income or net earnings. The cumulative effect, if any, of applying the provisions of SAB No. 108 will be reported as an adjustment to beginning-of-year retained earnings.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after December 15, 2007. We plan to adopt SFAS No. 157 beginning in the first quarter of fiscal 2009. We are currently evaluating the impact, if any, the adoption of SFAS No. 157 will have on our operating income or net earnings.

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

The debentures may be converted into shares of our common stock if certain criteria are met as described in Note 4, Debt, of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended February 25, 2006. During a portion of the six months ended August 26, 2006, our closing stock price exceeded the specified stock price for more than 20 trading days in a 30-trading-day period. Therefore, debenture holders had the option to convert their debentures into shares of our common stock. However, no debentures were so converted. Due to changes in the price of our common stock, the debentures were no longer convertible as of August 26, 2006, and through October 5, 2006.

We file a consolidated U.S. federal income tax return. Income taxes are allocated in accordance with our tax allocation agreement. U.S. affiliates receive no tax benefit for taxable losses, but are allocated taxes at the required effective income tax rate if they have taxable income.

The following tables present condensed consolidating balance sheets as of August 26, 2006; February 25, 2006; and August 27, 2005; condensed consolidating statements of earnings for the three and six months ended August 26, 2006, and August 27, 2005; and condensed consolidating statements of cash flows for the six months ended August 26, 2006, and August 27, 2005:

Condensed Consolidating Balance Sheets
As of August 26, 2006
(Unaudited)
$ in millions

	Best Buy Co., Inc.	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$181	$67	$856	$—	$1,104
Short-term investments	1,527	—	37	—	1,564
Receivables	19	336	128	—	483
Merchandise inventories	—	3,355	935	(241)	4,049
Other current assets	18	135	556	(22)	687
Intercompany receivable	—	—	3,710	(3,710)	—
Intercompany note receivable	500	—	—	(500)	—
Total current assets	2,245	3,893	6,222	(4,473)	7,887

Net Property and Equipment	241	1,786	763	(3)	2,787

Goodwill	—	6	1,004	—	1,010

Other Intangible Assets	—	—	83	—	83

Long-Term Investments	277	—	—	—	277

Other Assets	99	260	158	(154)	363

Investments in Subsidiaries	5,240	163	1,335	(6,738)	—

Total Assets	$8,102	$6,108	$9,565	$(11,368)	$12,407

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$—	$—	$3,858	$—	$3,858
Unredeemed gift card liabilities	—	358	34	—	392
Accrued compensation and related expenses	—	164	99	—	263
Accrued liabilities	8	457	512	(19)	958
Accrued income taxes	394	5	—	—	399
Current portion of long-term debt	404	10	82	—	496
Intercompany payable	1,348	2,362	—	(3,710)	—
Intercompany note payable	—	500	—	(500)	—
Total current liabilities	2,154	3,856	4,585	(4,229)	6,366

Long-Term Liabilities	235	795	47	(685)	392

Long-Term Debt	6	122	56	—	184

Minority Interests	—	—	31	—	31

Shareholders’ Equity	5,707	1,335	4,846	(6,454)	5,434

Total Liabilities and Shareholders’ Equity	$8,102	$6,108	$9,565	$(11,368)	$12,407

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

Condensed Consolidating Balance Sheets
As of August 27, 2005
(Unaudited)
$ in millions

	Best Buy Co., Inc.	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$106	$69	$439	$—	$614
Short-term investments	2,071	—	140	—	2,211
Receivables	18	319	52	—	389
Merchandise inventories	—	2,876	624	(250)	3,250
Other current assets	20	137	265	(44)	378
Intercompany receivable	—	—	2,696	(2,696)	—
Intercompany note receivable	500	—	—	(500)	—
Total current assets	2,715	3,401	4,216	(3,490)	6,842

Net Property and Equipment	247	1,581	698	(3)	2,523

Goodwill	—	3	526	—	529

Other Intangible Assets	—	—	42	—	42

Long-Term Investments	122	—	—	—	122

Other Assets	120	163	92	(174)	201

Investments in Subsidiaries	3,762	—	1,133	(4,895)	—

Total Assets	$6,966	$5,148	$6,707	$(8,562)	$10,259

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$—	$—	$2,760	$—	$2,760
Unredeemed gift card liabilities	—	342	16	—	358
Accrued compensation and related expenses	1	147	68	—	216
Accrued liabilities	9	500	430	(23)	916
Accrued income taxes	206	—	69	(21)	254
Current portion of long-term debt	2	6	4	—	12
Intercompany payable	1,001	1,728	—	(2,729)	—
Intercompany note payable	—	500	—	(500)	—
Total current liabilities	1,219	3,223	3,347	(3,273)	4,516

Long-Term Liabilities	239	711	60	(630)	380

Long-Term Debt	410	81	49	—	540

Shareholders’ Equity	5,098	1,133	3,251	(4,659)	4,823

Total Liabilities and Shareholders’ Equity	$6,966	$5,148	$6,707	$(8,562)	$10,259

Condensed Consolidating Statements of Earnings
For the Three Months Ended August 26, 2006
(Unaudited)
$ in millions

	Best Buy Co., Inc.	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$5	$6,254	$6,878	$(5,534)	$7,603

Cost of goods sold	—	5,099	6,215	(5,613)	5,701

Gross profit	5	1,155	663	79	1,902

Selling, general and administrative expenses	37	1,097	442	(4)	1,572

Operating (loss) income	(32)	58	221	83	330

Net interest income (expense)	19	(5)	7	—	21

Equity in earnings (loss) of subsidiaries	204	(6)	27	(225)	—

Earnings before income tax expense and minority interests	191	47	255	(142)	351

Income tax expense	23	20	78	—	121

Minority interests	—	—	—	—	—

Net earnings	$168	$27	$177	$(142)	$230

Condensed Consolidating Statements of Earnings
For the Six Months Ended August 26, 2006
(Unaudited)
$ in millions

	Best Buy Co., Inc.	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$9	$12,082	$13,230	$(10,759)	$14,562

Cost of goods sold	—	9,906	12,018	(11,029)	10,895

Gross profit	9	2,176	1,212	270	3,667

Selling, general and administrative expenses	89	2,070	851	(10)	3,000

Operating (loss) income	(80)	106	361	280	667

Net interest income (expense)	44	(9)	9	—	44

Equity in earnings (loss) of subsidiaries	357	(5)	56	(408)	—

Earnings before income tax expense and minority interests	321	92	426	(128)	711

Income tax expense	86	36	125	—	247

Minority interests	—	—	—	—	—

Net earnings	$235	$56	$301	$(128)	$464

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

Condensed Consolidating Statements of Cash Flows
For the Six Months Ended August 26, 2006
(Unaudited)
$ in millions

	Best Buy Co., Inc.	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Total cash (used in) provided by operating activities	$(353)	$(46)	$368	$	$(31)

Investing activities
Additions to property and equipment	—	(222)	(77)	—	(299)
Acquisition of businesses, net of cash acquired	—	—	(421)	—	(421)
Purchases of available-for-sale securities	(1,503)	—	(132)	—	(1,635)
Sales of available-for-sale securities	2,798	—	262	—	3,060
Changes in restricted assets	—	—	(16)	—	(16)
Other, net	—	6	6	—	12
Total cash provided by (used in) investing activities	1,295	(216)	(378)	—	701

Financing activities
Repurchase of common stock	(462)	—	—	—	(462)
Issuance of common stock under employee stock purchase plan and for the exercise of stock options	117	—	—	—	117
Dividends paid	(78)	—	—	—	(78)
Long-term debt payments	(1)	—	(6)	—	(7)
Proceeds from issuance of long-term debt	—	22	16	—	38
Excess tax benefits from stock-based compensation	22	—	—	—	22
Other, net	—	—	37	—	37
Change in intercompany receivable/payable	(369)	228	141	—	—
Total cash (used in) provided by financing activities	(771)	250	188	—	(333)

Effect of exchange rate changes on cash	—	—	19	—	19

Increase (decrease) in cash and cash equivalents	171	(12)	197	—	356

Cash and cash equivalents at beginning of period	10	79	659	—	748
Cash and cash equivalents at end of period	$181	$67	$856	$	$1,104

Condensed Consolidating Statements of Cash Flows
For the Six Months Ended August 27, 2005
(Unaudited)
$ in millions

	Best Buy Co., Inc.	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Total cash (used in) provided by operating activities	$(237)	$(29)	$69	$—	$(197)

Investing activities
Additions to property and equipment	—	(182)	(98)	—	(280)
Purchases of available-for-sale securities	(964)	—	(31)	—	(995)
Sales of available-for-sale securities	1,805	—	—	—	1,805
Proceeds from property dispositions	14	—	28	—	42
Changes in restricted assets	—	—	12	—	12
Other, net	4	6	—	—	10
Total cash provided by (used in) investing activities	859	(176)	(89)	—	594

Financing activities
Repurchase of common stock	(262)	—	—	—	(262)
Issuance of common stock under employee stock purchase plan and for the exercise of stock options	187	—	—	—	187
Dividends paid	(73)	—	—	—	(73)
Long-term debt payments	(7)	(59)	—	—	(66)
Proceeds from issuance of long-term debt	—	3	4	—	7
Excess tax benefits from stock-based compensation	21	—	—	—	21
Other, net	(1)	—	38	—	37
Change in intercompany receivable/payable	(440)	268	172	—	—
Total cash (used in) provided by financing activities	(575)	212	214	—	(149)

Effect of exchange rate changes on cash	—	—	12	—	12

Increase in cash and cash equivalents	47	7	206	—	260

Cash and cash equivalents at beginning of period	59	62	233	—	354
Cash and cash equivalents at end of period	$106	$69	$439	$—	$614

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

Overview

Best Buy Co., Inc. is a specialty retailer of consumer electronics, home-office products, entertainment software, appliances and related services. We operate two reportable segments: Domestic and International. The Domestic segment is comprised of all U.S. store and online operations, including Best Buy, Geek Squad, Pacific Sales Kitchen and Bath Centers (Pacific Sales) and Magnolia Audio Video. The International segment is comprised of all Canadian store and online operations, including Future Shop, Best Buy and Geek Squad, as well as our Jiangsu Five Star Appliance Co., Ltd. (Five Star) store and online operations in China. For additional information regarding our business segments, see Note 8, Segments, of the Notes to Consolidated Condensed Financial Statements in this Quarterly Report on Form 10-Q.

Due to the seasonal nature of our business, interim results are not necessarily indicative of results for the entire fiscal year. Our revenue and earnings are typically greater during our fiscal fourth quarter, which includes the majority of the holiday selling season.

Acquisitions

Pacific Sales Kitchen & Bath Centers, Inc.

On March 7, 2006, we acquired all of the common stock of Pacific Sales for $411 million, or $408 million, net of cash acquired, including transaction costs. We acquired Pacific Sales, a high-end home-improvement and appliance retailer, to enhance our ability to grow with an affluent customer base and premium brands using a proven and successful showroom format. Utilizing the existing store format, we expect to expand the number of stores in order to capitalize on the rapidly growing high-end segment of the U.S. appliance market. Pacific Sales, which recorded calendar 2005 revenue of approximately $325 million, is expected to be nominally accretive to net earnings for fiscal 2007. As of August 26, 2006, Pacific Sales operated 14 showrooms in Southern California. For the second quarter and first six months of fiscal 2007, Pacific Sales contributed revenue of $78 million and $142 million, respectively, to our consolidated financial results.

Jiangsu Five Star Appliance Co., Ltd.

On June 8, 2006, we acquired a 75% interest in Five Star for $184 million, including a working capital injection of $122 million and transaction costs. Five Star is one of China’s largest appliance and consumer electronics retailers, with calendar 2005 revenue of nearly $700 million. We made the investment in Five Star to further our international growth plans, increase our knowledge of Chinese customers and obtain an immediate retail presence in China. Five

Star, which is expected to be neutral to net earnings for fiscal 2007, employs a business model that carries a significantly lower gross profit rate and a significantly lower selling, general and administrative expenses (SG&A) rate than our other operations. Consistent with China’s statutory requirements, Five Star’s fiscal year ends on December 31. Therefore, we have decided to consolidate Five Star’s financial results on a two-month lag. As of August 26, 2006, Five Star operated 131 stores located in eight of China’s 34 provinces. Five Star’s operations for the period of June 8, 2006, through June 30, 2006, contributed revenue of $80 million to our consolidated financial results for both the second quarter and first six months of fiscal 2007.

Financial Reporting Changes

To maintain consistency and comparability, we reclassified certain prior-year amounts to conform to the current year presentation as described in Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended February 25, 2006. In addition, to be consistent with our accounting policies, we reclassified selected balances from receivables to cash and cash equivalents in our February 25, 2006, consolidated condensed balance sheet. These reclassifications had no effect on previously reported operating income, net earnings or shareholders’ equity.

Highlights

•                 Net earnings for the second quarter of fiscal 2007 were $230 million, or $0.47 per diluted share, compared with $188 million, or $0.37 per diluted share, for the same period one year ago.

•                 Revenue for the second quarter of fiscal 2007 increased 13% to $7.6 billion, compared with $6.7 billion for the same period one year ago, driven primarily by the addition of new stores in the past 12 months and a 3.7% comparable store sales gain.

•                 Our gross profit rate for the second quarter of fiscal 2007 decreased to 25.0% of revenue, compared with 25.5% of revenue for the same period one year ago. The decrease was due primarily to increased competition in the entertainment software and home-office product groups.

•                 Our SG&A rate for the second quarter of fiscal 2007 decreased to 20.7% of revenue, compared with 21.6% of revenue for the same period one year ago. The decrease was due primarily to a short-term reduction in advertising spending, productivity gains, the leveraging effect of the 13% growth in revenue and our expense reduction efforts, which included reduced consulting and travel costs.

•                 Our effective income tax rate increased to 34.6% for the current quarter compared with 32.7% for the same period one year ago.

•                 On June 8, 2006, we acquired a 75% interest in Five Star, one of China’s largest appliance and consumer electronics retailers. The total purchase price was $184 million, including a working capital injection of $122 million and transaction costs. The inclusion of Five Star’s financial results reduced both our gross profit rate and our SG&A rate for the second quarter of fiscal 2007 by approximately 0.1% of revenue.

•                 On June 21, 2006, we announced that our Board of Directors had authorized a new $1.5 billion share repurchase program, and also announced the intention to increase our quarterly cash dividend on our common stock by 25% to $0.10 per common share effective with the dividend payable in October 2006.

•                 During the second quarter of fiscal 2007, we repurchased approximately 4.7 million shares of our common stock at an average price of $48.15 per share, or $224 million in the aggregate.

•                 We are encouraged by our results for the first six months of fiscal 2007. We continue to project net earnings for fiscal 2007 in the range of $2.65 to $2.80 per diluted share.

Results of Operations

Consolidated Performance Summary

The following table presents unaudited selected consolidated financial data ($ in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	August 26, 2006	August 27, 2005	August 26, 2006	August 27, 2005
Revenue	$7,603	$6,702	$14,562	$12,820
Revenue % change	13%	10%	14%	11%
Comparable store sales % gain(1)	3.7%	3.5%	4.2%	3.9%
Gross profit as % of revenue	25.0%	25.5%	25.2%	25.5%
SG&A as % of revenue	20.7%	21.6%	20.6%	21.6%
Operating income	$330	$261	$667	$500
Operating income as % of revenue	4.3%	3.9%	4.6%	3.9%
Net earnings	$230	$188	$464	$358
Diluted earnings per share	$0.47	$0.37	$0.94	$0.71

(1)             Comprised of revenue at stores and Web sites operating for at least 14 full months, as well as remodeled and expanded locations. Relocated stores are excluded from the comparable store sales calculation until at least 14 full months after reopening. Acquired stores are included in the comparable store sales calculation beginning with the first full quarter following the first anniversary of the date of the acquisition. The calculation of the comparable store sales percentage gain excludes the effect of fluctuations in foreign currency exchange rates. The method of calculating comparable store sales varies across the retail industry. As a result, our calculation of comparable store sales may not be the same as certain other retailers.

Net earnings were $230 million, or $0.47 per diluted share, for the second quarter of fiscal 2007, compared with $188 million, or $0.37 per diluted share, for the same period one year ago. For the first six months of fiscal 2007, net earnings were $464 million, or $0.94 per diluted share, compared with $358 million, or $0.71 per diluted share, for the same period one year ago. For both the second quarter and first six months of fiscal 2007, the increase in net earnings reflected an increase in revenue, including the addition of new stores in the past 12 months and a comparable store sales gain, and a reduction in our SG&A rate. These factors were partially offset by a decline in our gross profit rate and a higher effective income tax rate. Net earnings for the first six months of fiscal 2007 also benefited from net interest income of $44 million, compared with $31 million for the same period of the prior fiscal year.

Revenue for the second quarter of fiscal 2007 increased 13% to $7.6 billion, compared with $6.7 billion for the same period one year ago. For the first six months of fiscal 2007, revenue increased 14% to $14.6 billion, compared with $12.8 billion for the same period one year ago. The addition of new Best Buy and Future Shop stores in the past 12 months accounted for nearly one-half of the revenue increase for both the fiscal second quarter and six-month period. The comparable store sales gain accounted for approximately three-tenths of the revenue increase for both the fiscal second quarter and six-month period. Revenue generated by Five Star and Pacific Sales accounted for approximately one-fifth of the revenue increase for the fiscal second quarter and approximately one-tenth of the revenue increase for the six-month period. The remainder of the increase in revenue for the fiscal second quarter and first six months was due to the favorable effect of fluctuations in foreign currency exchange rates. Based on our quarterly weighted-average calculation, the value of the Canadian dollar increased 9% to $0.89 per U.S. dollar for the quarter ended August 26, 2006, up from $0.82 per U.S. dollar for the quarter ended August 27, 2005.

Revenue mix and comparable store sales percentage changes by product group for the second quarter of fiscal 2007 were as follows:

	Revenue Mix Summary		Comparable Store Sales Summary
	Three Months Ended		Three Months Ended
	August 26, 2006	August 27, 2005	August 26, 2006	August 27, 2005
Consumer Electronics	44%	41%	8.9%	11.4%
Home-Office	33%	36%	0.0%	(0.7)%
Entertainment Software	15%	16%	0.8%	(7.2)%
Appliances	8%	7%	(2.6)%	10.9%
Total	100%	100%	3.7%	3.5%

Our comparable store sales for the second quarter of fiscal 2007 increased 3.7%, reflecting a higher average transaction amount driven by the continued growth in sales of higher-ticket items, including flat-panel televisions and notebook computers. In addition, comparable store sales were driven by continued consumer demand for and the increased affordability of these products as strong unit volume growth was somewhat muted by declines in average selling prices. Also contributing to the fiscal second-quarter comparable store sales gain was an increase in online purchases, as we continue to add features and capabilities to our Web sites. Products and services having the largest effect on our fiscal second quarter comparable store sales gain included flat-panel televisions, notebook computers, video gaming and computer services. These strong-selling product and services categories more than offset comparable store sales declines in product categories such as tube and projection televisions, CDs, desktop computers and printers.

Our gross profit rate for the second quarter of fiscal 2007 decreased by 0.5% of revenue to 25.0% of revenue, with our Domestic and International segments’ gross profit rates decreasing by 0.3% of revenue and 1.8% of revenue, respectively. For the first six months of fiscal 2007, our gross profit rate decreased by 0.3% of revenue to 25.2% of revenue. The decline in our gross profit rate for both the fiscal second quarter and first six months was due primarily to increased competition in the entertainment software and home-office product groups. The decrease was partially offset by benefits from a higher-margin revenue mix, including the continued growth in our higher-margin computer services business. The acquisition of Five Star, which carries a significantly lower gross profit rate than our other operations, also contributed to the decrease, reducing our gross profit rate for the second quarter of fiscal 2007 by approximately 0.1% of revenue.

Our SG&A rate for the second quarter of fiscal 2007 decreased by 0.9% of revenue to 20.7% of revenue. For the first six months of fiscal 2007, our SG&A rate decreased by 1.0% of revenue to 20.6% of revenue. The decrease in our SG&A rate for both the fiscal second quarter and first six months was due primarily to a short-term reduction in advertising spending, productivity gains, the leveraging effect of the growth in revenue and our expense reduction efforts, which included reduced consulting and travel costs. The decrease in our SG&A rate for the first six months of fiscal 2007 was partially offset by expenses related to severance and reorganization, which increased our SG&A rate by approximately 0.2% of revenue ($0.04 per diluted share).

Net Interest Income

Net interest income for the second quarter and first six months of fiscal 2007 increased to $21 million and $44 million, respectively, compared with net interest income of $18 million and $31 million, respectively, for the second quarter and first six months of fiscal 2006. The increase in net interest income was due primarily to higher investment yields, partially offset by a lower average cash and investment balance.

Effective Income Tax Rate

Our effective income tax rate for the second quarter and first six months of fiscal 2007 was 34.6% and 34.8%, respectively, up from 32.7% and 32.6%, respectively, for the corresponding periods of fiscal 2006. The increase was due primarily to the absence of the favorable resolution of certain income tax matters recognized in the comparable periods of fiscal 2006.

Segment Performance Summary

Domestic

The following table presents unaudited selected financial data for the Domestic segment ($ in millions):

	Three Months Ended		Six Months Ended
	August 26, 2006	August 27, 2005	August 26, 2006	August 27, 2005
Revenue	$6,621	$5,997	$12,783	$11,489
Revenue % change	10%	9%	11%	10%
Comparable stores sales % gain(1)	3.0%	3.8%	3.8%	4.1%
Gross profit as % of revenue	25.4%	25.7%	25.5%	25.7%
SG&A as % of revenue	20.5%	21.5%	20.4%	21.4%
Operating income	$328	$255	$661	$497
Operating income as % of revenue	4.9%	4.3%	5.2%	4.3%

(1)             Comprised of revenue at stores and Web sites operating for at least 14 full months, as well as remodeled and expanded locations. Relocated stores are excluded from the comparable store sales calculation until at least 14 full months after reopening. Acquired stores are included in the comparable store sales calculation beginning with the first full quarter following the first anniversary of the date of the acquisition. The method of calculating comparable store sales varies across the retail industry. As a result, our calculation of comparable store sales may not be the same as certain other retailers.

The following table presents Domestic comparable store sales percentage gains for the second quarter and the first six months of the past two fiscal years:

	Three Months Ended		Six Months Ended
	August 26, 2006	August 27, 2005	August 26, 2006	August 27, 2005
U.S. Best Buy stores	3.0%	3.8%	3.7%	4.2%
Magnolia Audio Video stores	2.9%	3.5%	11.9%	2.5%
Total	3.0%	3.8%	3.8%	4.1%

The following table reconciles Domestic stores open at the beginning and end of the second quarter of fiscal 2007:

	Total Stores at Beginning of Second Quarter Fiscal 2007	Stores Opened	Stores Closed	Total Stores at End of Second Quarter Fiscal 2007
U.S. Best Buy stores	754	17	—	771
Magnolia Audio Video stores	20	—	—	20
Pacific Sales showrooms	14	—	—	14
U.S. Geek Squad stores	12	—	—	12
Total	800	17	—	817

Note: Three U.S. Best Buy stores were relocated during the second quarter of fiscal 2007. No other stores in the Domestic segment were relocated during the second quarter of fiscal 2007.

The following table reconciles Domestic stores open at the beginning and end of the second quarter of fiscal 2006:

	Total Stores at Beginning of Second Quarter Fiscal 2006	Stores Opened	Stores Closed	Total Stores at End of Second Quarter Fiscal 2006
U.S. Best Buy stores	679	15	—	694
Magnolia Audio Video stores	20	—	—	20
U.S. Geek Squad stores	6	4	—	10
Total	705	19	—	724

Note: Four U.S. Best Buy stores were relocated during the second quarter of fiscal 2006. No other stores in the Domestic segment were relocated during the second quarter of fiscal 2006.

Our Domestic segment’s operating income for the second quarter of fiscal 2007 was $328 million, or 4.9% of revenue, compared with $255 million, or 4.3% of revenue, for the same period one year ago. For the first six months of fiscal 2007, our Domestic segment’s operating income increased to $661 million, or 5.2% of revenue, compared with $497 million, or 4.3% of revenue, for the same period one year ago. Our Domestic segment’s operating income for the fiscal second quarter and first six months reflected revenue gains, including the addition of new stores in the past 12 months and a comparable store sales increase, and a reduction in the SG&A rate, partially offset by a decrease in the gross profit rate.

Our Domestic segment’s revenue for the second quarter of fiscal 2007 increased 10% to $6.6 billion, compared with $6.0 billion for the same period one year ago. For the first six months of fiscal 2007, our Domestic segment’s revenue increased 11% to $12.8 billion, compared with $11.5 billion for the same period one year ago. For both the fiscal second quarter and first six months, the addition of new Best Buy stores in the past 12 months accounted for nearly three-fifths of the revenue increase; the comparable store sales gain accounted for approximately three-tenths of the revenue increase; and the acquisition of Pacific Sales accounted for the remainder of the revenue increase.

Our Domestic segment’s comparable store sales gain for the second quarter of fiscal 2007 reflected an increase in the average transaction amount driven by the continued growth in sales of higher-ticket items, including flat-panel televisions and notebook computers. The products and services having the largest effect on our Domestic segment’s comparable store sales gain for the fiscal second quarter were flat-panel televisions, notebook computers, video gaming and computer services. These strong-selling product and services categories more than offset comparable store sales declines in product categories such as tube and projection televisions, CDs, desktop computers and printers.

Our Domestic segment’s consumer electronics product group posted an 8.2% comparable store sales gain for the second quarter of fiscal 2007, resulting in large part from strong sales of flat-panel televisions as strong unit-volume growth and increased screen size were somewhat muted by declines in average selling prices. A 0.7% comparable store sales gain in our Domestic segment’s entertainment software product group was due primarily to comparable store sales growth in video gaming, driven by the increased availability of the Xbox 360 console, and a modest increase in comparable store sales of DVDs, partially offset by expected comparable store sales declines in CDs. Our Domestic segment’s home-office product group posted a 0.9% comparable store sales decline resulting primarily from comparable store sales declines in desktop computers and printers, partially offset by a comparable store sales gain in notebook computers, reflecting continued customer demand for portable technology. Our Domestic segment’s appliances product group recorded a 3.4% comparable store sales decline for the second quarter of fiscal 2007 driven primarily by comparable store sales declines in major appliances as a result of a softer housing market and increased competition.

Our Domestic segment’s gross profit rate for the second quarter of fiscal 2007 decreased by 0.3% of revenue to 25.4% of revenue. For the first six months of fiscal 2007, our Domestic segment’s gross profit rate was 25.5% of revenue compared with 25.7% of revenue for the same period one year ago. The decrease in our Domestic segment’s gross profit rate for both the fiscal second quarter and first six months was due primarily to increased competition in the entertainment software and home-office product groups. The decrease was partially offset by benefits from a higher-margin revenue mix, including the continued growth in our higher-margin computer services business.

Our Domestic segment’s SG&A rate for the second quarter of fiscal 2007 decreased by 1.0% of revenue to 20.5% of revenue. For the first six months of fiscal 2007, our Domestic segment’s SG&A rate was 20.4% of revenue, compared with 21.4% of revenue for the same period one year ago. The decrease in our Domestic segment’s SG&A rate for both the fiscal second quarter and first six months was due primarily to a short-term reduction in advertising spending, productivity gains, the leveraging effect of the growth in revenue and our expense reduction efforts, which included reduced consulting and travel costs. The decrease in our Domestic segment’s SG&A rate for the first six months of fiscal 2007 was partially offset by expenses related to severance and reorganization, which increased our Domestic segment’s SG&A rate by approximately 0.3% of revenue.

International

The following table presents unaudited selected financial data for the International segment ($ in millions):

	Three Months Ended		Six Months Ended
	August 26, 2006	August 27, 2005	August 26, 2006	August 27, 2005
Revenue	$982	$705	$1,779	$1,331
Revenue % change	39%	23%	34%	24%
Comparable stores sales % gain(1)	9.3%	0.9%	8.3%	1.9%
Gross profit as % of revenue	22.1%	23.9%	22.7%	23.7%
SG&A as % of revenue	21.9%	23.1%	22.4%	23.5%
Operating income	$2	$6	$6	$3
Operating income as % of revenue	0.2%	0.8%	0.3%	0.2%

(1)             Comprised of revenue at stores and Web sites operating for at least 14 full months, as well as remodeled and expanded locations. Relocated stores are excluded from the comparable store sales calculation until at least 14 full months after reopening. Acquired stores are included in the comparable store sales calculation beginning with the first full quarter following the first anniversary of the date of the acquisition. The calculation of the comparable store sales percentage gain excludes the effect of fluctuations in foreign currency exchange rates. The method of calculating comparable store sales varies across the retail industry. As a result, our calculation of comparable store sales may not be the same as certain other retailers.

The following table reconciles International stores open at the beginning and end of the second quarter of fiscal 2007:

	Total Stores at Beginning of Second Quarter Fiscal 2007	Stores Acquired	Stores Closed	Total Stores at End of Second Quarter Fiscal 2007
Future Shop stores	119	—	—	119
Canadian Best Buy stores	44	—	—	44
Canadian Geek Squad stores	6	—	6	—
Five Star stores	—	131	—	131
Total	169	131	6	294

Note: 131 Five Star stores were acquired during the second quarter of fiscal 2007. No stores in the International segment were relocated during the second quarter of fiscal 2007.

The following table reconciles International stores open at the beginning and end of the second quarter of fiscal 2006:

	Total Stores at Beginning of Second Quarter Fiscal 2006	Stores Opened	Stores Closed	Total Stores at End of Second Quarter Fiscal 2006
Future Shop stores	115	1	—	116
Canadian Best Buy stores	32	2	—	34
Total	147	3	—	150

Note: One Future shop store was relocated during the second quarter of fiscal 2006. No other stores in the International segment were relocated during the second quarter of fiscal 2006.

Our International segment’s operating income for the second quarter of fiscal 2007 was $2 million, or 0.2% of revenue, compared with $6 million, or 0.8% of revenue, for the second quarter of the prior fiscal year. For the first six months of fiscal 2007, our International segment’s operating income increased to $6 million, or 0.3% of revenue, compared with $3 million, or 0.2% of revenue, for the same period one year ago. The International segment’s $4 million decrease in operating income during the fiscal second quarter compared with same period one year ago resulted primarily from a reduction in the gross profit rate, partially offset by revenue gains and a reduction in the

SG&A rate. For the first six months of fiscal 2007, our International segment’s operating results benefited from the impact of revenue gains and a reduction in the SG&A rate, partially offset by a decrease in the gross profit rate.

Our International segment’s revenue for the second quarter of fiscal 2007 increased 39% to $1.0 billion, compared with $705 million for the same period one year ago. For the first six months of fiscal 2007, our International segment’s revenue increased 34% to $1.8 billion, compared with $1.3 billion for the same period one year ago. Excluding the favorable effect of fluctuations in foreign currency exchange rates, International segment revenue increased 28% and 23% for the second quarter and first six months of fiscal 2007, respectively, compared with the same periods one year ago. For the fiscal second quarter, excluding the effect of fluctuations in foreign currency exchange rates, revenue generated from Five Star accounted for approximately two-fifths of the revenue increase; the 9.3% comparable store sales gain accounted for over one-third of the revenue increase; and the addition of new Best Buy and Future Shop stores in the past 12 months accounted for the remainder of the revenue increase. For the first six months of fiscal 2007, excluding the favorable effect of fluctuations in foreign currency exchange rates, the addition of new Best Buy and Future Shop stores in the past 12 months accounted for approximately two-fifths of the revenue increase; the 8.3% comparable store sales gain accounted for approximately two-fifths of the revenue increase; and revenue generated from Five Star accounted for the remainder of the revenue increase.

Our International segment reported comparable store sales gains for the second quarter of fiscal 2007 in the consumer electronics, home-office, entertainment software and appliances product groups of 14.8%, 6.4%, 1.9% and 5.4%, respectively. Similar to our Domestic segment, our International segment’s comparable store sales gain was driven by comparable store sales increases in flat-panel televisions, notebook computers and video gaming. Our International segment’s comparable store sales gain also benefited from an increase in comparable store sales of MP3 players and accessories. Our International segment’s comparable store sales gain was partially offset by comparable store sales declines in tube and projection televisions, DVDs and CDs.

Our International segment’s gross profit rate for the second quarter of fiscal 2007 decreased to 22.1% of revenue as compared to 23.9% of revenue for the same period one year ago. For the first six months of fiscal 2007, our International segment’s gross profit rate was 22.7% of revenue, down from 23.7% of revenue for the same period one year ago. The acquisition of Five Star, which carries a significantly lower gross profit rate than our Canadian operations, reduced our International segment’s gross profit rate by approximately 1.0% of revenue and 0.5% of revenue for the fiscal second quarter and first six months, respectively. The remaining decrease in our International segment’s gross profit rate for both the fiscal second quarter and first six months as compared to the same periods of the prior fiscal year, was due primarily to higher levels of vendor allowances that are capitalized (i.e., initially deferred and recorded as a reduction of merchandise inventories).

Our International segment’s SG&A rate for the second quarter of fiscal 2007 decreased by 1.2% of revenue to 21.9% of revenue. For the first six months of fiscal 2007, our International segment’s SG&A rate was 22.4% of revenue, compared with 23.5% of revenue for the same period one year ago. The acquisition of Five Star, which carries a significantly lower SG&A rate than our Canadian operations, reduced our International segment’s SG&A rate by approximately 0.8% of revenue and 0.4% of revenue for the fiscal second quarter and first six months, respectively. The remainder of the decrease in our International segment’s SG&A rate for both the fiscal second quarter and first six months was due primarily to the leveraging effect of the growth in revenue and reduced payroll expenses as a result of reductions in Canadian headquarter costs at the end of fiscal 2006, combined with improvements in the labor model used in Canadian Best Buy stores. These factors were partially offset by expenses incurred related to the closure of all six Canadian Geek Squad stores in the second quarter of fiscal 2007, which increased our International segment’s SG&A rate by approximately 0.3% of revenue and 0.2% of revenue for the fiscal second quarter and first six months, respectively.

Liquidity and Capital Resources

Summary

We ended the second quarter of fiscal 2007 with $2.7 billion of cash and cash equivalents and short-term investments, compared with $3.8 billion at the end of fiscal 2006 and $2.8 billion at the end of the second quarter of fiscal 2006. See Note 9, Investments, of the Notes to Consolidated Condensed Financial Statements in this Quarterly

Report on Form 10-Q, for a summary of our investments in debt securities as of August 26, 2006; February 25, 2006; and August 27, 2005.

Our current ratio, calculated as current assets divided by current liabilities, was 1.24 at the end of the second quarter of fiscal 2007, compared with 1.32 at the end of fiscal 2006 and 1.52 at the end of the second quarter of fiscal 2006. The decline in our current ratio was due primarily to an increase in cash used to repurchase common stock and cash used in investing activities.

Our debt-to-capitalization ratio, which represents the ratio of total debt, including the current portion of long-term debt, to total capitalization (total debt plus total shareholders’ equity), was 11.1% at the end of the second quarter of fiscal 2007, compared with 10.2% at the end of fiscal 2006 and 10.3% at the end of the second quarter of fiscal 2006. The increase in our debt-to-capitalization ratio compared with the end of fiscal 2006 and the end of the second quarter of fiscal 2006 was due primarily to debt assumed in connection with our acquisition of Five Star. We view our debt-to-capitalization ratio as an important indicator of our creditworthiness.

Our adjusted debt-to-capitalization ratio, including capitalized operating lease obligations, was 51.3% at the end of the second quarter of fiscal 2007, compared with 48.8% at the end of fiscal 2006 and 50.0% at the end of the second quarter of fiscal 2006.

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

The following table presents a reconciliation of the numerator and denominator used in the calculation of our adjusted debt-to-capitalization ratio, including capitalized operating lease obligations ($ in millions):

	August 26, 2006	February 25, 2006	August 27, 2005
Debt (including current portion)	$680	$596	$552
Capitalized operating lease obligations (8 times rental expense)	5,040	4,413	4,273
Total debt (including capitalized operating lease obligations)	$5,720	$5,009	$4,825

Debt (including current portion)	$680	$596	$552
Capitalized operating lease obligations (8 times rental expense)	5,040	4,413	4,273
Total shareholders’ equity	5,434	5,257	4,823
Adjusted capitalization	$11,154	$10,266	$9,648

Debt-to-capitalization ratio	11.1%	10.2%	10.3%
Adjusted debt-to-capitalization ratio (including capitalized operating lease obligations)	51.3%	48.8%	50.0%

Our liquidity is affected by restricted cash balances and investments in debt securities that are pledged as collateral or restricted to use for general liability insurance, workers’ compensation insurance, warranty programs and vendor payables. Restricted cash and investments in debt securities, which are included in other current assets, totaled $398 million, $178 million and $146 million as of August 26, 2006; February 25, 2006; and August 27, 2005, respectively. The increase in restricted cash and investments in debt securities compared with February 25, 2006, and August 27, 2005, was due primarily to restricted cash assumed in connection with the acquisition of Five Star.

Cash Flows

The following table summarizes our cash flows for the first six months of the current and prior fiscal years ($ in millions):

	Six Months Ended
	August 26, 2006	August 27, 2005
Total cash (used in) provided by:
Operating activities	$(31)	$(197)
Investing activities	701	594
Financing activities	(333)	(149)
Effect of exchange rate changes on cash	19	12
Increase in cash and cash equivalents	$356	$260

Note: See consolidated statements of cash flows included in Item 1, Consolidated Financial Statements, of this Quarterly Report on Form 10-Q for additional information.

Cash used in operating activities for the first six months of fiscal 2007 totaled $31 million, compared with $197 million for the first six months of fiscal 2006. The change was due primarily to an increase in net earnings and favorable adjustments to reconcile net earnings to total cash used in operating activities, primarily depreciation and asset impairment charges. Net earnings were $464 million for the first six months of fiscal 2007, an increase from $358 million for the first six months of fiscal 2006. Significant changes in operating assets and liabilities included changes in accounts payable, other liabilities and merchandise inventories. The decrease in cash used for accounts payable and the increase in cash used for other liabilities was due primarily to the timing of vendor payments. The increase in cash used for merchandise inventories resulted primarily from new store openings and a shift in the product mix, in particular flat-panel TVs and notebook computers.

Cash provided by investing activities for the first six months of fiscal 2007 was $701 million, compared with $594 million provided by investing activities for the first six months of fiscal 2006. The change was due primarily to increased net sales of investments in debt securities, partially offset by cash used to acquire Pacific Sales and Five Star, and higher capital expenditures. The increase in net sales of securities assisted in funding the acquisitions of Pacific Sales and Five Star. The increase in capital expenditures funded investments in our stores, including new store openings and costs associated with converting stores to the customer-centric operating model.

Cash used in financing activities was $333 million for the first six months of fiscal 2007, compared with $149 million for the first six months of fiscal 2006. The change was primarily the result of an increase in repurchases of our common stock and decreased proceeds from the issuance of common stock in connection with our stock-based compensation programs. These factors were partially offset by a decrease in long-term debt payments. The decrease in long-term debt payments was primarily a result of the May 2005 repayment of the $54 million outstanding balance related to our master lease program.

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

We have a $200 million revolving credit facility scheduled to mature in December 2009. We also have inventory financing programs totaling $237 million through which certain vendors receive payments from a designated finance company on invoices we owe them. We have $43 million in both secured and unsecured revolving demand facilities related to our International segment operations, of which $38 million is available from February through July and $43 million is available from August through January of each year.

Our credit ratings and outlook as of September 29, 2006, are summarized below and are consistent with the ratings and outlook reported in our Annual Report on Form 10-K for the fiscal year ended February 25, 2006:

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

Debt and Capital

The increase in the amount of debt outstanding as of August 26, 2006, compared with the end of fiscal 2006, was due primarily to debt assumed in connection with our acquisition of Five Star. See our Annual Report on Form 10-K for the fiscal year ended February 25, 2006, for additional information regarding our debt and capital.

Off-Balance-Sheet Arrangements and Contractual Obligations

Our liquidity is not dependent on the use of off-balance sheet financing arrangements other than in connection with our operating leases.

Since the end of fiscal 2006, the only significant change in our contractual obligations other than in the ordinary course of business resulted from contractual obligations assumed in connection with our acquisition of Five Star, which are summarized in the following table. See our Annual Report on Form 10-K for the fiscal year ended February 25, 2006, for additional information regarding our off-balance-sheet arrangements and contractual obligations.

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt obligations	$77	$77	$—	$—	$—
Interest payments	1	1	—	—	—
Operating lease obligations	216	26	54	53	83
Purchase obligations	89	89	—	—	—
Total	$383	$193	$54	$53	$83

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

In July 2006, the FASB issued Financial Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109. FIN No. 48 provides guidance regarding the recognition, measurement, presentation and disclosure in the financial statements of tax positions taken or expected to be taken on a tax return, including the decision whether to file or not file in a particular jurisdiction. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. We will adopt FIN No. 48 beginning in the first quarter of fiscal 2008. We are currently evaluating the impact, if any, the adoption of FIN No. 48 will have on our operating income or net earnings. The cumulative effect, if any, of applying the provisions of FIN No. 48 will be reported as an adjustment to retained earnings as of the beginning of fiscal 2008.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for fiscal years ending after November 15, 2006. Early application is encouraged, but not required. We are required to adopt SAB No. 108 for our fiscal year ending March 3, 2007. We are currently assessing the impact, if any, the adoption of SAB No. 108 will have on our operating income or net earnings. The cumulative effect, if any, of applying the provisions of SAB No. 108 will be reported as an adjustment to beginning-of-year retained earnings.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after December 15, 2007. We plan to adopt SFAS No. 157 beginning in the first quarter of fiscal 2009. We are currently evaluating the impact, if any, the adoption of SFAS No. 157 will have on our operating income or net earnings.

Outlook

We are encouraged by the 30% increase in our net earnings for the first six months of fiscal 2007 and, consistent with our outlook provided in our Annual Report on Form 10-K for the fiscal year ended February 25, 2006, we continue to project net earnings for fiscal 2007 in the range of $2.65 to $2.80 per diluted share.

We are forecasting revenue of approximately $35.5 billion for fiscal 2007, driven by the opening of new stores, a comparable store sales gain of 3% to 5% and the additional revenue resulting from the current-year acquisitions of Pacific Sales and Five Star. Our fiscal 2007 reporting period includes 53 weeks. The additional week will also contribute to year-over-year revenue growth.

However, due to anticipated changes in our revenue mix, we now expect a reduction in our gross profit rate for fiscal 2007 of approximately 0.5% of revenue, as compared to the flat or more modest gross profit rate reduction we previously expected. We anticipate offsetting the gross profit rate change through continued reductions in our SG&A rate for fiscal 2007. However, we expect the decline in our SG&A rate to moderate in the second half of fiscal 2007 as compared to the first six months of fiscal 2007, as we increase advertising spending during the holiday shopping season and incur expenses related to the expansion of our key initiatives, including our home theater business and the continued investment in our services capabilities. We continue to expect a year-over-year operating income rate improvement of approximately 0.4% of revenue for fiscal 2007.

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

We have market risk arising from changes in foreign currency exchange rates related to our operations in Canada and China. A 10% adverse change in the foreign currency exchange rate would not have a significant impact on our results of operations or financial position. We do not currently manage our foreign currency exchange rate risk through the use of derivative instruments.

Changes in the overall level of interest rates affect interest income generated from our short-term and long-term investments in debt securities. If overall interest rates were one percentage point lower than current rates, our annual interest income would decline by approximately $18 million based on our short-term and long-term investments as of August 26, 2006. We do not currently manage our investment interest-rate volatility risk through the use of derivative instruments.

ITEM 4. CONTROLS AND PROCEDURES

Our management, including the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and chief accounting officer), evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act, as of August 26, 2006. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There were no changes in internal control over financial reporting during the fiscal quarter ended August 26, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)          Stock Repurchases

In June 2006, our Board of Directors authorized the purchase of up to $1.5 billion of our common stock from time to time through open market purchases. The new $1.5 billion share repurchase program, which became effective on June 21, 2006, terminated and replaced a $1.5 billion share repurchase program authorized by our Board of Directors in April 2005. During the second quarter of fiscal 2007, we purchased and retired 2,841,077 shares at a cost of $130 million pursuant to the June 2006 share repurchase program, and 1,809,897 shares at a cost of $94 million pursuant to the April 2005 share repurchase program.

We consider several factors in determining when to make share repurchases including, among other things, our cash needs and the market price of our stock. We expect that cash provided by future operating activities, as well as available cash and cash equivalents and short-term investments, will be the sources of funding for our share repurchase program.

The following table presents the total number of shares purchased during the second quarter of fiscal 2007, the average price paid per share, the number of shares that were purchased as part of a publicly announced repurchase program, and the approximate dollar value of shares that could have been purchased as of August 26, 2006, pursuant to the June 2006 share repurchase program:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
May 28, 2006, through July 1, 2006	1,809,897	$51.86	1,809,897	$1,500,000,000	(2)
July 2, 2006, through July 29, 2006	1,702,000	45.68	1,702,000	1,422,000,000
July 30, 2006, through August 26, 2006	1,139,077	45.94	1,139,077	1,370,000,000
Total Fiscal 2007 Second Quarter	4,650,974	$48.15	4,650,974	$1,370,000,000

(1)             Pursuant to a $1.5 billion share repurchase program announced on April 27, 2005, and a $1.5 billion share repurchase program announced on June 21, 2006. The June 2006 share repurchase program terminated and replaced the April 2005 share repurchase program effective June 21, 2006. There is no expiration date governing the period over which we can make our share repurchases under the June 2006 share repurchase program.

(2)       Represents the approximate dollar value of shares that could have been purchased as of July 1, 2006, pursuant to the June 2006 share repurchase program. All share repurchases during the period of May 28, 2006, through July 1, 2006, were made pursuant to the April 2005 share repurchase program.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Regular Meeting of the Shareholders was held on June 21, 2006.

a.                                       The individuals named below were elected as Class 1 directors, each to serve for a term of two years. Shares voted were as follows:

Bradbury H. Anderson
Shares For	440,582,748
Shares Withheld	15,373,454

Kathy J. Higgins Victor
Shares For	438,237,520
Shares Withheld	17,718,682

Allen U. Lenzmeier
Shares For	439,786,584
Shares Withheld	16,169,618

Frank D. Trestman
Shares For	443,904,557
Shares Withheld	12,051,645

b.                                    The appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year beginning February 26, 2006, was ratified.  There were 452,075,445 votes for, and 1,767,137 votes against, ratification.  There were 2,113,618 abstentions.

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

BEST BUY CO., INC.
(Registrant)

Date: October 5, 2006	By:	/s/ DARREN R. JACKSON
Darren R. Jackson
Executive Vice President — Finance and Chief Financial Officer (duly authorized, principal financial and chief accounting officer)