Form 10-Q
period 2006-11-25
BEST BUY CO INC
filed 2007-01-04
CIK 764478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 25, 2006

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, $.10 Par Value — 481,927,000 shares outstanding as of November 25, 2006.

BEST BUY CO., INC.

FORM 10-Q FOR THE QUARTER ENDED NOVEMBER 25, 2006

PART I —	FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

BEST BUY CO., INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

ASSETS

($ in millions, except per share amounts)

(Unaudited)

	November 25, 2006	February 25, 2006	November 26, 2005
CURRENT ASSETS
Cash and cash equivalents	$1,202	$748	$812
Short-term investments	1,513	3,051	2,285
Receivables	1,112	439	883
Merchandise inventories	6,084	3,338	5,314
Other current assets	759	409	400
Total current assets	10,670	7,985	9,694

PROPERTY AND EQUIPMENT
Property and equipment	5,427	4,836	4,658
Less accumulated depreciation	2,456	2,124	2,021
Net property and equipment	2,971	2,712	2,637

GOODWILL	991	557	546

OTHER INTANGIBLE ASSETS	83	44	46

LONG-TERM INVESTMENTS	320	218	114

OTHER ASSETS	351	348	205

TOTAL ASSETS	$15,386	$11,864	$13,242

NOTE:  The consolidated balance sheet as of February 25, 2006, has been condensed from the audited financial statements.

See Notes to Consolidated Condensed Financial Statements.

BEST BUY CO., INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

($ in millions, except per share amounts)

(Unaudited)

	November 25, 2006	February 25, 2006	November 26, 2005
CURRENT LIABILITIES
Accounts payable	$6,332	$3,234	$5,325
Unredeemed gift card liabilities	429	469	374
Accrued compensation and related expenses	301	354	254
Accrued liabilities	1,315	878	1,157
Accrued income taxes	318	703	328
Current portion of long-term debt	459	418	17
Total current liabilities	9,154	6,056	7,455

LONG-TERM LIABILITIES	405	373	377

LONG-TERM DEBT	191	178	554

MINORITY INTERESTS	34	—	—

SHAREHOLDERS’ EQUITY
Preferred stock, $1.00 par value: Authorized — 400,000 shares; Issued and outstanding — none	—	—	—
Common stock, $.10 par value: Authorized — 1.5 billion shares; Issued and outstanding — 481,927,000, 485,098,000 and 489,926,000 shares, respectively	48	49	49
Additional paid-in capital	481	643	877
Retained earnings	4,793	4,304	3,699
Accumulated other comprehensive income	280	261	231
Total shareholders’ equity	5,602	5,257	4,856

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$15,386	$11,864	$13,242

NOTE:  The consolidated balance sheet as of February 25, 2006, has been condensed from the audited financial statements.

See Notes to Consolidated Condensed Financial Statements.

BEST BUY CO., INC.

CONSOLIDATED STATEMENTS OF EARNINGS

($ in millions, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	November 25, 2006	November 26, 2005	November 25, 2006	November 26, 2005
Revenue	$8,473	$7,335	$23,035	$20,155
Cost of goods sold	6,478	5,547	17,373	15,098
Gross profit	1,995	1,788	5,662	5,057
Selling, general and administrative expenses	1,799	1,599	4,799	4,368
Operating income	196	189	863	689
Net interest income	24	14	68	45

Earnings before income tax expense and minority interests	220	203	931	734
Income tax expense	70	65	317	238
Minority interests	—	—	—	—

Net earnings	$150	$138	$614	$496

Basic earnings per share	$0.31	$0.28	$1.27	$1.01
Diluted earnings per share	$0.31	$0.28	$1.24	$0.99

Dividends declared per common share	$0.10	$0.08	$0.26	$0.23

Basic weighted average common shares outstanding (in millions)	481.0	491.1	482.5	491.2

Diluted weighted average common shares outstanding (in millions)	495.8	507.2	497.4	507.4

See Notes to Consolidated Condensed Financial Statements.

BEST BUY CO., INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED NOVEMBER 25, 2006

($ and shares in millions)

(Unaudited)

	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balances at February 25, 2006	485	$49	$643	$4,304	$261	$5,257

Net earnings, nine months ended November 25, 2006	—	—	—	614	—	614
Other comprehensive income, net of tax:
Foreign currency translation adjustments	—	—	—	—	20	20
Other	—	—	—	—	(1)	(1)
Total comprehensive income						633

Stock options exercised	5	—	143	—	—	143
Stock-based compensation	—	—	87	—	—	87
Tax benefits from stock options exercised and employee stock purchase plan	—	—	43	—	—	43
Issuance of common stock under employee stock purchase plan	1	—	48	—	—	48
Repurchase of common stock	(9)	(1)	(483)	—	—	(484)
Common stock dividends, $0.26 per share	—	—	—	(125)	—	(125)
Balances at November 25, 2006	482	$48	$481	$4,793	$280	$5,602

See Notes to Consolidated Condensed Financial Statements.

BEST BUY CO., INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)

(Unaudited)

	Nine Months Ended
	November 25, 2006	November 26, 2005
OPERATING ACTIVITIES
Net earnings	$614	$496
Adjustments to reconcile net earnings to total cash provided by operating activities:
Depreciation	369	333
Asset impairment charges	25	—
Stock-based compensation	87	94
Deferred income taxes	(29)	(54)
Excess tax benefits from stock-based compensation	(46)	(55)
Other	12	12
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Receivables	(641)	(505)
Merchandise inventories	(2,597)	(2,443)
Other assets	(54)	(10)
Accounts payable	2,595	2,487
Other liabilities	246	218
Accrued income taxes	(324)	(193)
Total cash provided by operating activities	257	380

INVESTING ACTIVITIES
Additions to property and equipment, net of $93 and $24 non-cash capital expenditures in the nine months ended November 25, 2006 and November 26, 2005, respectively	(520)	(497)
Acquisition of businesses, net of cash acquired	(421)	—
Purchases of available-for-sale securities	(1,910)	(1,589)
Sales of available-for-sale securities	3,341	2,328
Proceeds from property dispositions	—	42
Changes in restricted assets	(32)	18
Other, net	8	18
Total cash provided by investing activities	466	320

FINANCING ACTIVITIES
Repurchase of common stock	(484)	(434)
Issuance of common stock under employee stock purchase plan and for the exercise of stock options	191	228
Dividends paid	(125)	(112)
Proceeds from issuance of long-term debt	70	5
Long-term debt payments	(62)	(68)
Excess tax benefits from stock-based compensation	46	55
Other, net	87	72
Total cash used in financing activities	(277)	(254)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	8	12

INCREASE IN CASH AND CASH EQUIVALENTS	454	458

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	748	354

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,202	$812

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

To maintain consistency with our accounting policies, we reclassified selected balances from receivables to cash and cash equivalents in our February 25, 2006, consolidated condensed balance sheet. This reclassification had no effect on previously reported operating income, net earnings or shareholders’ equity.

During the third quarter of fiscal 2007, we made a one-time election to adopt the transition method described in Financial Accounting Standards Board (FASB) Staff Position (FSP) No. FAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. This election resulted in the reclassification of excess tax benefits as presented in the statement of cash flows, from operating activities to financing activities. See Note 7, Stock-Based Compensation, for further details. This reclassification had no effect on previously reported operating income, net earnings or shareholders’ equity.

Effective June 8, 2006, we acquired a 75% interest in Jiangsu Five Star Appliance Co., Ltd. (Five Star). Consistent with China’s statutory requirements, Five Star’s fiscal year ends on December 31. Therefore, we have elected to consolidate Five Star’s financial results on a two-month lag. There were no significant intervening events that would have materially affected our consolidated financial statements had they been recorded during the quarter. See Note 2, Acquisitions, for further details regarding this transaction.

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

•                     Advertising;

•                     Vendor allowances that are a reimbursement of specific, incremental and identifiable SG&A costs to promote a vendor’s products;

•                     Charitable contributions;

•                     Outside service fees;

•                     Long-lived asset impairment charges; and

•                     Other administrative costs, such as credit card service fees, supplies, and travel and lodging.

Vendor Allowances

The majority of vendor allowances are initially deferred and recorded as a reduction of merchandise inventories. The deferred amounts are then included as a reduction of cost of goods sold when the related product is sold.

Vendor allowances that are included in revenue for reimbursement of vendor-provided sales incentives and in SG&A for reimbursement of specific, incremental and identifiable SG&A costs to promote a vendor’s products were as follows
($ in millions):

	Three Months Ended		Nine Months Ended
	November 25, 2006	November 26, 2005	November 25, 2006	November 26, 2005
Revenue	$5	$36	$17	$77
SG&A	$48	$32	$115	$87

2.                         Acquisitions:

Pacific Sales Kitchen and Bath Centers, Inc.

Effective March 7, 2006, we acquired all of the common stock of Pacific Sales Kitchen and Bath Centers, Inc. (Pacific Sales) for $411 million, or $408 million, net of cash acquired, including transaction costs. We acquired Pacific Sales, a high-end home-improvement and appliance retailer, to enhance our ability to grow with an attractive customer base and premium brands using a proven and successful showroom format. Utilizing the existing store format, we expect to expand the number of stores in order to capitalize on the expanding high-end segment of the U.S. appliance market. The acquisition was accounted for using the purchase method in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations. Accordingly, we recorded the net assets at their estimated fair values, and included operating results in our Domestic segment from the date of acquisition. We allocated the purchase price on a preliminary basis using information currently available. The allocation of the purchase price to the assets and liabilities acquired will be finalized no later than the first quarter of fiscal 2008, as we obtain more information regarding asset valuations, liabilities assumed and revisions of preliminary estimates of fair values made at the date of purchase. All goodwill is deductible for tax purposes.

The preliminary purchase price allocation, net of cash acquired, was as follows ($ in millions):

Merchandise inventories	$40
Property and equipment	2
Other assets(1)	19
Tradename	17
Goodwill	373
Current liabilities	(43)
Total	$408

(1)                 Includes $7 million related to the acquired customer sales backlog.

Jiangsu Five Star Appliance Co., Ltd.

Effective June 8, 2006, we acquired a 75% interest in Five Star for $184 million, including a working capital injection of $122 million and transaction costs. Five Star is one of China’s largest appliance and consumer electronics retailers with 133 stores located in seven of China’s 34 provinces. We made the investment in Five Star to further our international growth plans, to increase our knowledge of Chinese customers and to obtain an immediate retail presence in China. The acquisition was accounted for using the purchase method in accordance with SFAS No. 141, Business Combinations. Accordingly, we recorded the net assets at their estimated fair values, and included operating results in our International segment from the date of acquisition. We allocated the purchase price on a preliminary basis using information currently available. The allocation of the purchase price to the assets and liabilities acquired will be finalized no later than the second quarter of fiscal 2008, as we obtain more information regarding asset valuations, liabilities assumed and revisions of preliminary estimates of fair values made at the date of purchase. The resulting goodwill is not deductible for tax purposes.

The preliminary purchase price allocation, net of cash acquired, was as follows ($ in millions):

Restricted cash	$204
Merchandise inventories	109
Property and equipment	37
Other assets	81
Tradename	21
Goodwill	65
Accounts payable	(363)
Other current liabilities	(43)
Debt, due 2006 to 2007, interest rates ranging from 1.9% to 6.8% (1)	(64)
Long-term liabilities	(1)
Minority interests (2)	(33)
Total	$13

(1)                 Debt is secured by property and equipment with a net book value of $26 million.

(2)                 The minority interests’ proportionate ownership of assets and liabilities were recorded at historical carrying values.

The minority interests’ share of net earnings included in the three and nine months ended November 25, 2006, was less than $1 million.

Five Star owns a 40% interest in, and purchases appliances from, Jiangsu Heng Xin Ge Li Air Conditioner Sales Co., Ltd.  Purchases from this affiliate were $20 million and $23 million for the three and nine months ended November 25, 2006, respectively.  As of November 25, 2006, $16 million was due to this affiliate for the purchase of appliances.

3.                         Co-Branded Credit Card:

We have a co-branded credit card agreement with a third-party bank (the Bank) for the issuance of a customer loyalty credit card bearing the Best Buy brand. Cardholders earn points for qualifying purchases, including purchases made at Best Buy. Points earned enable cardholders to receive certificates that may be redeemed on future purchases at Best Buy. The Bank is the sole owner of the accounts issued under the program and absorbs losses associated with non-payment by the cardholders and fraudulent usage of the accounts. We are responsible for redeeming the points earned by the cardholders. The Bank pays fees to us based on the number of credit card accounts activated and card usage, and makes certain other payments. Expenses associated with points earned by cardholders are primarily funded from the fees paid by the Bank.

We account for the co-branded credit card agreement in accordance with Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables.

4.                         Gift Cards:

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

During the third quarter of fiscal 2006, based on the resolution of certain legal matters associated with gift card liabilities, we began recognizing gift card breakage income. During the three and nine months ended November 26, 2005, we recognized $29 million of gift card breakage income. During the three and nine months ended November 25, 2006, we recognized $4 million and $9 million, respectively, of gift card breakage income.

5.                         Net Interest Income:

Net interest income was comprised of the following ($ in millions):

	Three Months Ended		Nine Months Ended
	November 25, 2006	November 26, 2005	November 25, 2006	November 26, 2005
Interest income	$31	$21	$91	$63
Dividend income	—	—	—	4
Interest expense	(7)	(7)	(23)	(22)
Net interest income	$24	$14	$68	$45

6.                         Earnings per Share:

Basic earnings per share are computed based on the weighted-average number of common shares outstanding. Diluted earnings per share are computed based on the weighted-average number of common shares outstanding adjusted by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued. Potentially dilutive shares of common stock include non-qualified stock options, nonvested share awards and shares issuable under our employee stock purchase plan, as well as common shares that would have resulted from the assumed conversion of our convertible debentures. Since the potentially dilutive shares related to the convertible debentures are included in the calculation, the related interest expense, net of tax, is added back to net earnings, as the interest would not have been paid if the convertible debentures were converted to common stock. Nonvested market-based awards and nonvested performance-based awards are included in the average diluted shares outstanding each period if established market or performance criteria have been met at the end of the respective periods.

The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings per share ($ and shares in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	November 25, 2006	November 26, 2005	November 25, 2006	November 26, 2005
Numerator:
Net earnings, basic	$150	$138	$614	$496
Adjustment for assumed dilution:
Interest on convertible debentures, net of tax	2	2	5	5
Net earnings, diluted	$152	$140	$619	$501

Denominator:
Weighted-average common shares outstanding	481.0	491.1	482.5	491.2
Effect of potentially dilutive securities:
Shares from assumed conversion of convertible debentures	8.8	8.8	8.8	8.8
Stock options and other	6.0	7.3	6.1	7.4
Weighted-average common shares outstanding, assuming dilution	495.8	507.2	497.4	507.4

Basic earnings per share	$0.31	$0.28	$1.27	$1.01
Diluted earnings per share	$0.31	$0.28	$1.24	$0.99

The computation of average dilutive shares outstanding excluded non-qualified options to purchase 4.3 million and 5.0 million shares of common stock for the three months ended November 25, 2006, and November 26, 2005, respectively; and 4.6 million and 5.0 million shares of common stock for the nine months ended November 25, 2006, and November 26, 2005, respectively. These amounts were excluded as the options’ exercise prices were greater than the average market price of our common stock for the periods presented and, therefore, the effect would be antidilutive (i.e., including such options would result in higher earnings per share).

7.                       Stock-Based Compensation:

Stock-based compensation expense was $28 million and $31 million for the three months ended November 25, 2006, and November 26, 2005, respectively; and $87 million and $94 million for the nine months ended November 25, 2006, and November 26, 2005, respectively. Stock-based compensation expense for the nine months ended November 25, 2006, may not be indicative of the expense for the entire fiscal year.

In November 2005, the FASB issued FSP No. FAS 123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards. During the third quarter of fiscal 2007, we elected to adopt the alternative transition method provided in FSP No. FAS 123(R)-3 for calculating the tax effects of stock-based compensation. The alternative transition method includes simplified methods to determine the beginning balance of the additional paid-in capital (APIC) pool related to the tax effects of stock-based compensation, and to determine the subsequent impact on the APIC pool and the statement of cash flows of the tax effects of stock-based awards that were fully vested and outstanding upon the adoption of SFAS No. 123(R), Share-Based Payment. In accordance with SFAS No. 154, Accounting Changes and Error Corrections, this change in accounting principle has been applied retrospectively to our fiscal 2007 and fiscal 2006 consolidated statements of cash flows. The effects on the consolidated statements of cash flows were decreases in operating activities with offsetting increases in financing activities of $3 million and $9 million for the three months ended May 27, 2006, and the six months ended August 26, 2006, respectively, and $1 million, $29 million and $31 million, for the three months ended May 28, 2005, six months ended August 27, 2005, and nine months ended November 26, 2005, respectively. The adoption of FSP No. FAS 123(R)-3 did not have an impact on our operating income, net earnings or shareholders’ equity.

8.                         Comprehensive Income:

Comprehensive income is computed as net earnings plus certain other items that are recorded directly to shareholders’ equity. The significant components of comprehensive income include foreign currency translation adjustments and unrealized gains/losses net of tax on available-for-sale marketable equity securities. Foreign currency translation adjustments do not include a provision for income tax expense because earnings from foreign operations are considered to be indefinitely reinvested outside the United States. Comprehensive income was $123 million and $168 million for the three months ended November 25, 2006, and November 26, 2005, respectively; and $633 million and $578 million for the nine months ended November 25, 2006, and November 26, 2005, respectively.

9.                         Segments:

We operate two reportable segments: Domestic and International. The Domestic segment is comprised of all U.S. store and online operations, including Best Buy, Geek Squad, Magnolia Audio Video and Pacific Sales. The International segment is comprised of all Canada store and online operations, including Future Shop, Best Buy and Geek Squad, as well as all China store and online operations, including Five Star and our first Best Buy store in Shanghai, which opened on December 28, 2006. Pacific Sales was acquired on March 7, 2006, and Five Star was acquired on June 8, 2006. Our segments are evaluated on an operating income basis, and a stand-alone tax provision is not calculated for each segment. The other accounting policies of the segments are the same as those described in Note 1, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended February 25, 2006.

Revenue by reportable segment was as follows ($ in millions):

	Three Months Ended		Nine Months Ended
	November 25, 2006	November 26, 2005	November 25, 2006	November 26, 2005
Domestic	$7,164	$6,466	$19,947	$17,955
International	1,309	869	3,088	2,200
Total revenue	$8,473	$7,335	$23,035	$20,155

Operating income (loss) by reportable segment and the reconciliation to earnings before income tax expense and minority interests were as follows ($ in millions):

	Three Months Ended		Nine Months Ended
	November 25, 2006	November 26, 2005	November 25, 2006	November 26, 2005
Domestic	$186	$198	$847	$695
International	10	(9)	16	(6)
Total operating income	196	189	863	689
Net interest income	24	14	68	45
Earnings before income tax expense and minority interests	$220	$203	$931	$734

Assets by reportable segment were as follows ($ in millions):

	November 25, 2006	February 25, 2006	November 26, 2005
Domestic	$12,004	$9,722	$10,741
International	3,382	2,142	2,501
Total assets	$15,386	$11,864	$13,242

Goodwill by reportable segment was as follows ($ in millions):

	November 25, 2006	February 25, 2006	November 26, 2005
Domestic	$383	$6	$6
International	608	551	540
Total goodwill	$991	$557	$546

The change in the Domestic goodwill balance since February 25, 2006, and November 26, 2005, was the result of the acquisition of Pacific Sales. The changes in the International goodwill balance since February 25, 2006, and November 26, 2005, were due primarily to the acquisition of Five Star totaling $65 million, with the remainder due primarily to fluctuations in foreign currency exchange rates.

Other intangible assets included in our balance sheets were comprised primarily of indefinite-lived intangible tradename assets related to Pacific Sales, which is included in the Domestic segment, and to Future Shop and Five Star, which are included in the International segment. Other intangible assets by reportable segment were as follows ($ in millions):

	November 25, 2006	February 25, 2006	November 26, 2005
Domestic	$17	$—	$—
International	66	44	46
Total other intangible assets	$83	$44	$46

10.                   Investments:

Debt Securities

Short-term and long-term investments are comprised of municipal and United States government debt securities, as well as auction-rate securities and variable-rate demand notes. In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and based on our ability to market and sell these instruments, we classify auction-rate securities, variable-rate demand notes and other investments in debt securities as available-for-sale and carry them at amortized cost, which approximates fair value. Auction-rate securities and variable-rate demand notes are similar to short-term debt instruments because their interest rates are reset periodically. Investments in these securities can be sold for cash on the auction date. We classify auction-rate securities and variable-rate demand notes as short-term or long-term investments based on the reset dates.

In accordance with our investment policy, we place our investments in debt securities with issuers who have high-quality credit and limit the amount of investment exposure to any one issuer. We seek to preserve principal and minimize exposure to interest-rate fluctuations by limiting default risk, market risk and reinvestment risk.

The carrying amounts of our investments in debt securities approximated fair value at November 25, 2006; February 25, 2006; and November 26, 2005, due to the rapid turnover of our portfolio and the highly liquid nature of these investments. Therefore, there were no significant unrealized holding gains or losses.

The following table presents the amortized principal amounts, related weighted-average interest rates (taxable equivalent), maturities and major security types for our investments in debt securities ($ in millions):

	November 25, 2006		February 25, 2006		November 26, 2005
	Amortized Principal Amount	Weighted- Average Interest Rate	Amortized Principal Amount	Weighted- Average Interest Rate	Amortized Principal Amount	Weighted- Average Interest Rate
Short-term investments (less than one year)	$1,513	5.68%	$3,051	4.76%	$2,285	4.55%
Long-term investments (one to three years)	320	5.58%	218	4.95%	114	4.13%
Total	$1,833		$3,269		$2,399

Municipal debt securities	$1,776		$3,153		$2,296
Auction-rate and asset-backed securities	57		109		96
Debt securities issued by U.S. Treasury and other U.S. government entities	—		7		7
Total	$1,833		$3,269		$2,399

Equity Securities

We also hold investments in equity securities. We classify all marketable equity securities as available-for-sale. Investments in marketable equity securities are generally included in other assets in our consolidated balance sheets. However, as described below, at November 25, 2006, we reclassified our equity investment in Golf Galaxy, Inc. (Golf Galaxy) from other assets to other current assets. Investments in marketable equity securities are reported at fair value, based on quoted market prices when available. All unrealized holding gains or losses are reflected net of tax in accumulated other comprehensive income in shareholders’ equity.

The carrying values of our investments in equity securities at November 25, 2006; February 25, 2006; and November 26, 2005, were $38 million, $31 million and $26 million, respectively. Net unrealized gains, net of tax, included in accumulated other comprehensive income were $12 million, $12 million and $9 million at November 25, 2006; February 25, 2006; and November 26, 2005, respectively.

On November 13, 2006, Golf Galaxy entered into a definitive agreement and plan of merger with Dick’s Sporting Goods, Inc. If consummated, under the terms of the agreement each outstanding share of Golf Galaxy common stock will be converted into the right to receive $18.82 per share in cash, without interest. The merger is anticipated to be completed not before February 6, 2007. At November 25, 2006, we owned 1,276,001 shares of Golf Galaxy common stock. The carrying values of our investment in Golf Galaxy at November 25, 2006; February 25, 2006; and November 26, 2005, were $24 million, $24 million and $20 million, respectively. At November 25, 2006, unrealized gains of $12 million, net of tax, related to our investment in Golf Galaxy, were included in accumulated other comprehensive income.

11.                   Restricted Assets:

Restricted cash and investments in debt securities, which are included in other current assets, totaled $414 million, $178 million and $140 million as of November 25, 2006; February 25, 2006; and November 26, 2005, respectively. Such balances are pledged as collateral or restricted to use for general liability insurance, workers’ compensation insurance, warranty programs and vendor payables. The increases in restricted cash and investments in debt securities compared with February 25, 2006, and November 26, 2005, were due primarily to restricted cash assumed in connection with the acquisition of Five Star.

12.                   Impairment of Long-Lived Assets:

We recorded pre-tax long-lived asset impairment charges of $4 million and $25 million for the three and nine months ended November 25, 2006, respectively. Long-lived asset impairment charges for the three and nine months ended November 26, 2005, were not significant. The long-lived asset impairment charges in fiscal 2007 related to assets that were taken out of service based on changes in our business. There were no significant long-lived asset impairment charges recorded in SG&A within our Domestic segment during the third quarter of fiscal 2007. Long-lived asset impairment charges recorded in SG&A within our Domestic segment during the first nine months of fiscal 2007 were $19 million. Long-lived asset impairment charges recorded in SG&A within our International segment during the third quarter and the first nine months of fiscal 2007 were $4 million and $6 million, respectively.

13.                   Commitments and Contingencies:

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

14.                 Common Stock Repurchases:

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

For the three and nine months ended November 25, 2006, we purchased and retired 0.5 million and 3.3 million shares, respectively, at a cost of $22 million and $152 million, under our June 2006 share repurchase program. We also purchased and retired 6.2 million shares at a cost of $332 million under our April 2005 share repurchase program during the period from February 26, 2006, through June 21, 2006. No shares were purchased and retired under the April 2005 share repurchase program for the three months ended November 25, 2006.

For the three and nine months ended November 26, 2005, we purchased and retired 4.0 million and 9.3 million shares, respectively, at a cost of $172 million and $372 million, under our April 2005 share repurchase program. We also purchased and retired 1.8 million shares at a cost of $61 million under our June 2004 share repurchase program during the period from February 27, 2005, through April 26, 2005.

15.                New Accounting Pronouncements

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

In July 2006, the FASB issued Financial Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109. FIN No. 48 provides guidance regarding the recognition, measurement, presentation and disclosure in the financial statements of tax positions taken or expected to be taken on a tax return, including the decision whether to file or not to file in a particular jurisdiction. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. We will adopt FIN No. 48 beginning in the first quarter of fiscal 2008. We are currently evaluating the impact, if any, the adoption of FIN No. 48 will have on our operating income or net earnings. The cumulative effect, if any, of applying the provisions of FIN No. 48 upon initial adoption, will be reported as an adjustment to retained earnings as of the beginning of fiscal 2008.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance on the consideration of the effects of prior-year misstatements in quantifying current-year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for fiscal years ending after November 15, 2006. Early application is encouraged, but not required. We are required to adopt SAB No. 108 for our fiscal year ending March 3, 2007. We are currently assessing the impact, if any, the adoption of SAB No. 108 will have on our operating income or net earnings. The cumulative effect, if any, of applying the provisions of SAB No. 108 upon initial adoption, will be reported as an adjustment to beginning-of-year retained earnings.

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

16.                Condensed Consolidating Financial Information:

Our convertible debentures, due in 2022, are guaranteed by our wholly owned indirect subsidiary Best Buy Stores, L.P. Investments in subsidiaries of Best Buy Stores, L.P., which have not guaranteed the convertible debentures, are accounted for under the equity method. Certain prior-year amounts were reclassified as described in Note 1, Basis of Presentation, in this Quarterly Report on Form 10-Q. The aggregate principal balance and carrying amount of our convertible debentures at November 25, 2006, was $402 million.

The debentures may be converted into shares of our common stock if certain criteria are met as described in Note 4, Debt, of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended February 25, 2006. During a portion of the nine months ended November 25, 2006, our closing stock price exceeded the specified stock price for more than 20 trading days in a 30-trading-day period. Therefore, debenture holders had the option to convert their debentures into shares of our common stock. However, no debentures were so converted. Due to changes in the price of our common stock, the debentures were no longer convertible as of November 25, 2006, and through January 4, 2007. The convertible debentures were reclassified from long-term to short-term debt in the fourth quarter of fiscal 2006, as holders of these debentures may again require us to purchase all or a portion of their debentures on January 15, 2007.

We file a consolidated U.S. federal income tax return. Income taxes are allocated in accordance with our tax allocation agreement. U.S. affiliates receive no tax benefit for taxable losses, but are allocated taxes at the required effective income tax rate if they have taxable income.

The following tables present condensed consolidating balance sheets as of November 25, 2006; February 25, 2006; and November 26, 2005; condensed consolidating statements of earnings for the three and nine months ended November 25, 2006, and November 26, 2005; and condensed consolidating statements of cash flows for the nine months ended November 25, 2006, and November 26, 2005:

Condensed Consolidating Balance Sheets
As of November 25, 2006
(Unaudited)
($ in millions)

	Best Buy Co., Inc.	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$223	$190	$789	$—	$1,202
Short-term investments	1,507	—	6	—	1,513
Receivables	23	940	149	—	1,112
Merchandise inventories	—	4,879	1,439	(234)	6,084
Other current assets	35	121	644	(41)	759
Intercompany receivable	—	—	5,912	(5,912)	—
Intercompany note receivable	500	—	—	(500)	—
Total current assets	2,288	6,130	8,939	(6,687)	10,670

Net Property and Equipment	240	1,939	795	(3)	2,971

Goodwill	—	6	985	—	991

Other Intangible Assets	—	—	83	—	83

Long-Term Investments	320	—	—	—	320

Other Assets	85	259	151	(144)	351

Investments in Subsidiaries	5,383	166	1,389	(6,938)	—

Total Assets	$8,316	$8,500	$12,342	$(13,772)	$15,386

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$—	$—	$6,332	$—	$6,332
Unredeemed gift card liabilities	—	390	39	—	429
Accrued compensation and related expenses	—	177	124	—	301
Accrued liabilities	7	653	693	(38)	1,315
Accrued income taxes	312	6	—	—	318
Current portion of long-term debt	404	11	44	—	459
Intercompany payable	1,469	4,443	—	(5,912)	—
Intercompany note payable	—	500	—	(500)	—
Total current liabilities	2,192	6,180	7,232	(6,450)	9,154

Long-Term Liabilities	234	800	24	(653)	405

Long-Term Debt	5	131	55	—	191

Minority Interests	—	—	34	—	34

Shareholders’ Equity	5,885	1,389	4,997	(6,669)	5,602

Total Liabilities and Shareholders’ Equity	$8,316	$8,500	$12,342	$(13,772)	$15,386

Condensed Consolidating Balance Sheets
As of February 25, 2006
(Unaudited)
($ in millions)

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

Condensed Consolidating Balance Sheets
As of November 26, 2005
(Unaudited)
($ in millions)

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

Condensed Consolidating Statements of Earnings
For the Three Months Ended November 25, 2006
(Unaudited)
($ in millions)

	Best Buy Co., Inc.	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$4	$6,732	$9,698	$(7,961)	$8,473

Cost of goods sold	—	5,426	9,054	(8,002)	6,478

Gross profit	4	1,306	644	41	1,995

Selling, general and administrative expenses	37	1,234	533	(5)	1,799

Operating (loss) income	(33)	72	111	46	196

Net interest income (expense)	21	(4)	7	—	24

Equity in earnings of subsidiaries	187	11	57	(255)	—

Earnings before income tax expense and minority interests	175	79	175	(209)	220

Income tax expense	3	22	45	—	70

Minority interests	—	—	—	—	—

Net earnings	$172	$57	$130	$(209)	$150

Condensed Consolidating Statements of Earnings
For the Nine Months Ended November 25, 2006
(Unaudited)
($ in millions)

	Best Buy Co., Inc.	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$13	$18,814	$22,928	$(18,720)	$23,035

Cost of goods sold	—	15,332	21,072	(19,031)	17,373

Gross profit	13	3,482	1,856	311	5,662

Selling, general and administrative expenses	126	3,304	1,384	(15)	4,799

Operating (loss) income	(113)	178	472	326	863

Net interest income (expense)	65	(13)	16	—	68

Equity in earnings of subsidiaries	544	6	113	(663)	—

Earnings before income tax expense and minority interests	496	171	601	(337)	931

Income tax expense	89	58	170	—	317

Minority interests	—	—	—	—	—

Net earnings	$407	$113	$431	$(337)	$614

Condensed Consolidating Statements of Earnings
For the Three Months Ended November 26, 2005
(Unaudited)
($ in millions)

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
($ in millions)

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

Condensed Consolidating Statements of Cash Flows
For the Nine Months Ended November 25, 2006
(Unaudited)
($ in millions)

	Best Buy Co., Inc.	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Total cash (used in) provided by operating activities	$(435)	$(1,779)	$2,471	$—	$257

Investing activities
Additions to property and equipment	—	(358)	(162)	—	(520)
Acquisition of businesses, net of cash acquired	—	—	(421)	—	(421)
Purchases of available-for-sale securities	(1,910)	—	—	—	(1,910)
Sales of available-for-sale securities	3,180	—	161	—	3,341
Changes in restricted assets	—	—	(32)	—	(32)
Other, net	—	2	6	—	8
Total cash provided by (used in) investing activities	1,270	(356)	(448)	—	466

Financing activities
Repurchase of common stock	(484)	—	—	—	(484)
Issuance of common stock under employee stock purchase plan and for the exercise of stock options	191	—	—	—	191
Dividends paid	(125)	—	—	—	(125)
Proceeds from issuance of long-term debt	—	36	34	—	70
Long-term debt payments	(2)	—	(60)	—	(62)
Excess tax benefits from stock-based compensation	46	—	—	—	46
Other, net	—	—	87	—	87
Change in intercompany receivable/payable	(248)	2,210	(1,962)	—	—
Total cash (used in) provided by financing activities	(622)	2,246	(1,901)	—	(277)

Effect of exchange rate changes on cash	—	—	8	—	8

Increase in cash and cash equivalents	213	111	130	—	454

Cash and cash equivalents at beginning of period	10	79	659	—	748
Cash and cash equivalents at end of period	$223	$190	$789	$—	$1,202

Condensed Consolidating Statements of Cash Flows
For the Nine Months Ended November 26, 2005
(Unaudited)
($ in millions)

	Best Buy Co., Inc.	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Total cash (used in) provided by operating activities	$(196)	$(1,688)	$2,264	$—	$380

Investing activities
Additions to property and equipment	(14)	(336)	(147)	—	(497)
Purchases of available-for-sale securities	(1,549)	—	(40)	—	(1,589)
Sales of available-for-sale securities	2,328	—	—	—	2,328
Proceeds from property dispositions	14	—	28	—	42
Changes in restricted assets	—	—	18	—	18
Other, net	22	(14)	10	—	18
Total cash provided by (used in) investing activities	801	(350)	(131)	—	320

Financing activities
Repurchase of common stock	(434)	—	—	—	(434)
Issuance of common stock under employee stock purchase plan and for the exercise of stock options	228	—	—	—	228
Dividends paid	(112)	—	—	—	(112)
Proceeds from issuance of long-term debt	—	5	—	—	5
Long-term debt payments	(7)	(58)	(3)	—	(68)
Excess tax benefits from stock-based compensation	55	—	—	—	55
Other, net	(1)	—	73	—	72
Change in intercompany receivable/payable	(374)	2,212	(1,838)	—	—
Total cash (used in) provided by financing activities	(645)	2,159	(1,768)	—	(254)

Effect of exchange rate changes on cash	—	—	12	—	12

(Decrease) increase in cash and cash equivalents	(40)	121	377	—	458

Cash and cash equivalents at beginning of period	59	62	233	—	354
Cash and cash equivalents at end of period	$19	$183	$610	$—	$812

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in seven sections:

•                 Overview

•                 Results of Operations

•                 Liquidity and Capital Resources

•                 Off-Balance-Sheet Arrangements and Contractual Obligations

•                 Significant Accounting Policies and Estimates

•                 New Accounting Standards

•                 Outlook

Our MD&A should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended February 25, 2006, as well as our reports on Forms 10-Q and 8-K and other publicly available information.

Overview

Best Buy Co., Inc. is a specialty retailer of consumer electronics, home-office products, entertainment software, appliances and related services. We operate two reportable segments: Domestic and International. The Domestic segment is comprised of all U.S. store and online operations, including Best Buy, Geek Squad, Magnolia Audio Video and Pacific Sales Kitchen and Bath Centers (Pacific Sales). The International segment is comprised of all Canada store and online operations, including Best Buy, Future Shop and Geek Squad, as well as all China store and online operations, including Jiangsu Five Star Appliance Co., Ltd. (Five Star) and our first Best Buy China store, which opened in Shanghai on December 28, 2006. For additional information regarding our business segments, see Note 9, Segments, of the Notes to Consolidated Condensed Financial Statements in this Quarterly Report on Form 10-Q.

Due to the seasonal nature of our business, interim results are not necessarily indicative of results for the entire fiscal year. Our revenue and earnings are typically greater during our fiscal fourth quarter, which includes the majority of the holiday selling season.

Acquisitions

Pacific Sales Kitchen & Bath Centers, Inc.

On March 7, 2006, we acquired all of the common stock of Pacific Sales for $411 million, or $408 million, net of cash acquired, including transaction costs. We acquired Pacific Sales, a high-end home-improvement and appliance retailer, to enhance our ability to grow with an affluent customer base and premium brands using a proven and successful showroom format. Utilizing the existing store format, we expect to expand the number of stores in order to capitalize on the expanding high-end segment of the U.S. appliance market. Pacific Sales, which recorded calendar 2005 revenue of approximately $325 million, is expected to be nominally accretive to net earnings for fiscal 2007. As of November 25, 2006, Pacific Sales operated 14 showrooms in Southern California. For the third quarter and the first nine months of fiscal 2007, Pacific Sales contributed revenue of $77 million and $219 million, respectively, to our consolidated financial results.

Jiangsu Five Star Appliance Co., Ltd.

On June 8, 2006, we acquired a 75% interest in Five Star for $184 million, including a working capital injection of $122 million and transaction costs. Five Star is one of China’s largest appliance and consumer electronics retailers, with calendar 2005 revenue of nearly $700 million. We made the investment in Five Star to further our international growth plans, to increase our knowledge of Chinese customers and to obtain an immediate retail presence in China.

Five Star, which is expected to be neutral to net earnings for fiscal 2007, employs a business model that carries a significantly lower gross profit rate and a significantly lower selling, general and administrative expenses (SG&A) rate than our other operations. Consistent with China’s statutory requirements, Five Star’s fiscal year ends on December 31. Therefore, we have elected to consolidate Five Star’s financial results on a two-month lag. Five Star’s operations for the period of July 1, 2006, through September 30, 2006; and June 8, 2006, through September 30, 2006, contributed revenue of $217 million and $297 million, respectively, to our consolidated financial results for the third quarter and the first nine months of fiscal 2007. As of November 25, 2006, Five Star operated 133 stores located in seven of China’s 34 provinces.

Financial Reporting Changes

Reclassifications

To maintain consistency with our accounting policies, we reclassified selected balances from receivables to cash and cash equivalents in our February 25, 2006, consolidated condensed balance sheet. This reclassification had no effect on previously reported operating income, net earnings or shareholders’ equity.

In November 2005, the Financial Accounting Standards Board (FASB) issued Staff Position (FSP) No. FAS 123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards. During the third quarter of fiscal 2007, we elected to adopt the alternative transition method provided in FSP No. FAS 123(R)-3 for calculating the tax effects of stock-based compensation. The alternative transition method includes simplified methods to determine the beginning balance of the additional paid-in capital (APIC) pool related to the tax effects of stock-based compensation, and to determine the subsequent impact on the APIC pool and the statement of cash flows of the tax effects of stock-based awards that were fully vested and outstanding upon the adoption of SFAS No. 123(R), Share-Based Payment. In accordance with SFAS No. 154, Accounting Changes and Error Corrections, this change in accounting principle has been applied retrospectively to our fiscal 2007 and fiscal 2006 consolidated statements of cash flows. The effects on the consolidated statements of cash flows were decreases in operating activities with offsetting increases in financing activities of $3 million and $9 million for the three months ended May 27, 2006, and the six months ended August 26, 2006, respectively, and $1 million, $29 million and $31 million, for the three months ended May 28, 2005, six months ended August 27, 2005, and nine months ended November 26, 2005, respectively. The adoption of FSP No. FAS 123(R)-3 did not have an impact on our operating income, net earnings or shareholders’ equity.

Highlights

•                 Net earnings for the third quarter of fiscal 2007 were $150 million, or $0.31 per diluted share, compared with $138 million, or $0.28 per diluted share, for the same period one year ago.

•                 Revenue for the third quarter of fiscal 2007 increased 16% to $8.5 billion, compared with $7.3 billion for the same period one year ago, driven primarily by the addition of new stores in the past 12 months, a 4.8% comparable store sales gain and the acquisitions of Five Star and Pacific Sales.

•                 Our gross profit rate for the third quarter of fiscal 2007 decreased to 23.5% of revenue, compared with 24.4% of revenue for the same period one year ago. The decrease was due primarily to the more promotional environment in the consumer electronics and home-office product groups, a lower-margin revenue mix, including increased revenue from notebook computers and video gaming systems, and the inclusion of Five Star’s lower gross profit rate. In addition, the third quarter of fiscal 2006 included a 0.3% of revenue benefit related to our initial recognition of gift card breakage income. For additional information regarding gift card breakage income, see Note 4, Gift Cards, of the Notes to Consolidated Condensed Financial Statements in this Quarterly Report on Form 10-Q.

•                 Our SG&A rate for the third quarter of fiscal 2007 decreased to 21.2% of revenue, compared with 21.8% of revenue for the same period one year ago. The decrease in our SG&A rate for the fiscal third quarter was due primarily to the inclusion of Five Star’s lower SG&A rate, the leveraging effect of the 16% growth in revenue and productivity gains.

•                 Net earnings for the third quarter of fiscal 2007 benefited from a decrease in our effective income tax rate to 31.6% for the current quarter from 32.2% for the same period last year, as well as a $10 million increase in net interest income compared with the same period last year.

•                 During the third quarter of fiscal 2007, we added a Magnolia Home Theater room to 136 U.S. Best Buy locations, bringing the total number of Magnolia Home Theater rooms inside Best Buy stores to 298. In addition, we expanded the television shopping experience in 89 additional U.S. Best Buy locations during the third quarter of fiscal 2007.

•                 On January 5, 2007, we plan to issue a news release regarding our revenue for the fiscal month and ten months ended December 30, 2006. The news release is expected to comment on our outlook for the remainder of fiscal 2007, which includes a 53rd week. As previously noted in the Outlook for Fiscal 2007 section of our Annual Report on Form 10-K for the fiscal year ended February 25, 2006, we estimated an additional week of business adds, on average, approximately $0.05 of earnings per diluted share, which was reflected in our annual guidance.

Results of Operations

Consolidated Performance Summary

The following table presents unaudited selected consolidated financial data ($ in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	November 25, 2006	November 26, 2005	November 25, 2006	November 26, 2005
Revenue	$8,473	$7,335	$23,035	$20,155
Revenue % change	16%	10%	14%	11%
Comparable store sales % gain(1)	4.8%	3.3%	4.4%	3.7%
Gross profit as % of revenue	23.5%	24.4%	24.6%	25.1%
SG&A as % of revenue	21.2%	21.8%	20.8%	21.7%
Operating income	$196	$189	$863	$689
Operating income as % of revenue	2.3%	2.6%	3.7%	3.4%
Net earnings	$150	$138	$614	$496
Diluted earnings per share	$0.31	$0.28	$1.24	$0.99

(1)              Comprised of revenue at stores and Web sites operating for at least 14 full months, as well as remodeled and expanded locations. Relocated stores are excluded from the comparable store sales calculation until at least 14 full months after reopening. Acquired stores are included in the comparable store sales calculation beginning with the first full quarter following the first anniversary of the date of the acquisition. The calculation of the comparable store sales percentage gain excludes the effect of fluctuations in foreign currency exchange rates. The method of calculating comparable store sales varies across the retail industry. As a result, our calculation of comparable store sales may not be the same as other retailers’ calculations.

Net earnings were $150 million, or $0.31 per diluted share, for the third quarter of fiscal 2007, compared with $138 million, or $0.28 per diluted share, for the same period one year ago. For the first nine months of fiscal 2007, net earnings were $614 million, or $1.24 per diluted share, compared with $496 million, or $0.99 per diluted share, for the same period one year ago. For the third quarter of fiscal 2007, the increase in net earnings reflected an increase in revenue and a reduction in our SG&A rate, partially offset by a decline in our gross profit rate. Net earnings for the third quarter of fiscal 2007 also benefited from an increase in net interest income of $10 million, compared with the same period of the prior fiscal year, and a lower effective income tax rate.

For the first nine months of fiscal 2007, the increase in net earnings reflected an increase in revenue and a reduction in our SG&A rate, partially offset by a higher effective income tax rate, as well as the effect of the decline in our fiscal third quarter gross profit rate. Net earnings for the first nine months of fiscal 2007 also benefited from an increase in net interest income of $23 million, compared with the same period of the prior fiscal year.

Revenue for the third quarter of fiscal 2007 increased 16% to $8.5 billion, compared with $7.3 billion for the same period one year ago. For the first nine months of fiscal 2007, revenue increased 14% to $23.0 billion, compared with $20.2 billion for the same period one year ago. The addition of new Best Buy and Future Shop stores in the past 12 months accounted for approximately two-fifths of the revenue increase for both the fiscal third quarter and the nine-month period. The comparable store sales gains accounted for approximately three-tenths of the revenue increases for both the fiscal third quarter and the nine-month period. Revenue generated by Five Star and Pacific Sales accounted for over one-quarter of the revenue increase for the fiscal third quarter, and nearly one-fifth of the revenue increase for the nine-month period. The remainder of the increases in revenue for both the fiscal third quarter and the first nine months were due to the favorable effect of fluctuations in foreign currency exchange rates. Based on our quarterly weighted-average calculation, the value of the Canadian dollar increased 5% to $0.89 per U.S. dollar for the quarter ended November 25, 2006, up from $0.85 per U.S. dollar for the quarter ended November 26, 2005.

Revenue mix and comparable store sales percentage changes by product group for the third quarter of fiscal 2007 were as follows:

	Revenue Mix Summary		Comparable Store Sales Summary
	Three Months Ended		Three Months Ended
	November 25, 2006	November 26, 2005	November 25, 2006	November 26, 2005
Consumer Electronics	46%	44%	9.7%	14.0%
Home Office	29%	33%	0.2%	(0.2)%
Entertainment Software	17%	17%	4.1%	(12.2)%
Appliances	8%	6%	(4.6)%	7.3%
Total	100%	100%	4.8%	3.3%

Our comparable store sales for the third quarter of fiscal 2007 increased 4.8%. The comparable store sales gain was driven by the continued growth in sales of higher-ticket items, including flat-panel televisions and notebook computers. In addition, comparable store sales were driven by continued customer demand for and the increased affordability of these products as strong unit volume growth was somewhat muted by declines in average selling prices. Also contributing to the fiscal third quarter comparable store sales gain was an increase in online purchases, as we continued to add features and capabilities to our Web sites. Products having the largest effect on our fiscal third quarter comparable store sales gain included flat-panel televisions, notebook computers, video gaming and digital cameras. These strong-selling product categories more than offset comparable store sales declines in product categories such as tube and projection televisions, desktop computers and CDs.

Our gross profit rate for the third quarter of fiscal 2007 decreased by 0.9% of revenue to 23.5% of revenue. For the first nine months of fiscal 2007, our gross profit rate decreased by 0.5% of revenue to 24.6% of revenue. The declines in our gross profit rate for both the fiscal third quarter and the first nine months of fiscal 2007 were due primarily to the fiscal third quarter’s more promotional environment in the consumer electronics and home-office product groups, and a lower-margin revenue mix, including increased revenue from notebook computers and video gaming systems. Also, our China operations, which carry a significantly lower gross profit rate than our other operations, contributed to the decrease, reducing our gross profit rate for the third quarter and the first nine months of fiscal 2007 by approximately 0.3% of revenue and 0.2% of revenue, respectively. Finally, the third quarter and the first nine months of fiscal 2006 included benefits of 0.3% of revenue and 0.1% of revenue, respectively, related to our initial recognition of gift card breakage income.

Our SG&A rate for the third quarter of fiscal 2007 decreased by 0.6% of revenue to 21.2% of revenue, with our Domestic and International segments’ SG&A rates decreasing by 0.3% of revenue and 2.4% of revenue, respectively. For the first nine months of fiscal 2007, our SG&A rate decreased by 0.9% of revenue to 20.8% of revenue. The decrease in our SG&A rate for the fiscal third quarter was due primarily to the leveraging effect of the 16% growth in revenue and productivity gains. Our China operations, which carry a significantly lower SG&A rate than our other operations, also contributed to the decrease, reducing our SG&A rate by approximately 0.2% of revenue and 0.1% of revenue for the third quarter and the first nine months of fiscal 2007, respectively. These factors were partially offset by expenses associated with expanding our home theater business. In addition, we recorded increased legal settlement expenses in the fiscal third quarter this year versus the same period in the prior year, which increased our SG&A rate for the third quarter of fiscal 2007 by 0.2% of revenue ($0.02 per diluted share). However, we did not incur the hurricane relief-effort expenses this year that were reported in the same period of the prior fiscal year, which increased our SG&A rate for the third quarter of fiscal 2006 by 0.2% of revenue ($0.02 per diluted share). The decrease in our SG&A rate for the first nine months of fiscal 2007 was due to the same factors as in the fiscal third quarter, but was further offset by expenses incurred primarily in the first half of the fiscal year related to severance and reorganization, which increased our SG&A rate for the first nine months of fiscal 2007 by approximately 0.1% of revenue.

Net Interest Income

Net interest income for the third quarter and the first nine months of fiscal 2007 increased to $24 million and $68 million, respectively, compared with net interest income of $14 million and $45 million, respectively, for the third quarter and the first nine months of fiscal 2006. The increases in net interest income were due primarily to higher investment yields, partially offset by lower average cash and investment balances.

Effective Income Tax Rate

Our effective income tax rate for the third quarter of fiscal 2007 was 31.6%, down from 32.2% for the corresponding period of fiscal 2006. Our effective income tax rate for the first nine months of fiscal 2007 was 34.1%, up from 32.5% for the corresponding period of fiscal 2006. The changes were due primarily to the effects of the resolution of certain income tax matters in the current fiscal year compared with the same periods last year.

Segment Performance Summary

Domestic

The following table presents unaudited selected financial data for the Domestic segment ($ in millions):

	Three Months Ended		Nine Months Ended
	November 25, 2006	November 26, 2005	November 25, 2006	November 26, 2005
Revenue	$7,164	$6,466	$19,947	$17,955
Revenue % change	11%	9%	11%	9%
Comparable stores sales % gain(1)	3.6%	3.8%	3.7%	4.0%
Gross profit as % of revenue	24.0%	24.8%	25.0%	25.4%
SG&A as % of revenue	21.4%	21.7%	20.7%	21.5%
Operating income	$186	$198	$847	$695
Operating income as % of revenue	2.6%	3.1%	4.2%	3.9%

(1)              Comprised of revenue at stores and Web sites operating for at least 14 full months, as well as remodeled and expanded locations. Relocated stores are excluded from the comparable store sales calculation until at least 14 full months after reopening. Acquired stores are included in the comparable store sales calculation beginning with the first full quarter following the first anniversary of the date of the acquisition. The method of calculating comparable store sales varies across the retail industry. As a result, our calculation of comparable store sales may not be the same as other retailers’ calculations.

The following table reconciles Domestic stores open at the beginning and end of the third quarter of fiscal 2007:

	Total Stores at Beginning of Third Quarter Fiscal 2007	Stores Opened	Stores Closed	Total Stores at End of Third Quarter Fiscal 2007
U.S. Best Buy stores	771	41	—	812
Magnolia Audio Video stores	20	—	—	20
Pacific Sales stores	14	—	—	14
U.S. Geek Squad stores	12	—	—	12
Total	817	41	—	858

Note: Nine U.S. Best Buy stores were relocated during the third quarter of fiscal 2007. No other stores in the Domestic segment were relocated during the third quarter of fiscal 2007.

The following table reconciles Domestic stores open at the beginning and end of the third quarter of fiscal 2006:

	Total Stores at Beginning of Third Quarter Fiscal 2006	Stores Opened	Stores Closed	Total Stores at End of Third Quarter Fiscal 2006
U.S. Best Buy stores	694	39	—	733
Magnolia Audio Video stores	20	—	—	20
U.S. Geek Squad stores	10	3	—	13
Total	724	42	—	766

Note: Two U.S. Best Buy stores were relocated during the third quarter of fiscal 2006. No other stores in the Domestic segment were relocated during the third quarter of fiscal 2006.

Our Domestic segment’s operating income for the third quarter of fiscal 2007 decreased to $186 million, or 2.6% of revenue, compared with $198 million, or 3.1% of revenue, for the same period one year ago. For the first nine months of fiscal 2007, our Domestic segment’s operating income increased to $847 million, or 4.2% of revenue, compared with $695 million, or 3.9% of revenue, for the same period one year ago. The decrease in our Domestic segment’s operating income for the fiscal third quarter was driven by a decrease in the gross profit rate, partially offset by revenue gains and a decrease in the SG&A rate. The increase in our Domestic segment’s operating income for the first nine months of fiscal 2007 reflected revenue gains and a reduction in the SG&A rate, partially offset by the effect of the fiscal third quarter gross profit rate decrease.

Our Domestic segment’s revenue for the third quarter of fiscal 2007 increased 11% to $7.2 billion, compared with $6.5 billion for the same period one year ago. For the first nine months of fiscal 2007, our Domestic segment’s revenue increased 11% to $19.9 billion, compared with $18.0 billion for the same period one year ago. For both the fiscal third quarter and the first nine months, the addition of new Best Buy stores in the past 12 months accounted for nearly three-fifths of the revenue increases; the comparable store sales gain accounted for more than three-tenths of the revenue increases; and the acquisition of Pacific Sales accounted for the remainder of the revenue increases.

Our Domestic segment’s 3.6% comparable store sales gain for the third quarter of fiscal 2007 reflected an increase in the average transaction amount, driven by the continued growth in sales of higher-ticket items, including flat-panel televisions and notebook computers. The products having the largest effect on our Domestic segment’s comparable store sales gain for the fiscal third quarter were flat-panel televisions, notebook computers, video gaming and digital cameras. These strong-selling product categories more than offset comparable store sales declines in product categories such as tube and projection televisions, desktop computers and CDs.

Our Domestic segment’s consumer electronics product group posted an 8.5% comparable store sales gain for the third quarter of fiscal 2007, resulting in large part from strong sales of flat-panel televisions. Comparable store sales gains from flat-panel television unit-volume growth and increased screen size were somewhat muted by declines in average selling prices. A 3.1% comparable store sales gain in our Domestic segment’s entertainment software product group was due primarily to comparable store sales growth in video gaming, driven by the increased availability of existing platforms, as well as the launches of Sony Playstation 3 and Nintendo Wii. The comparable store sales gain in the entertainment software product group was partially offset by expected comparable store sales declines in CDs and a modest decline in comparable stores sales of DVDs. Our Domestic segment’s home-office product group posted a 1.5% comparable store sales decline, resulting primarily from comparable store sales declines in desktop computers and printers, partially offset by a comparable store sales gain in notebook computers, reflecting continued customer demand for portable technology. Our Domestic segment’s appliances product group recorded a 5.5% comparable store sales decline for the third quarter of fiscal 2007 driven primarily by comparable store sales declines in major appliances as a result of a softer housing market.

Our Domestic segment’s gross profit rate for the third quarter of fiscal 2007 decreased by 0.8% of revenue, to 24.0% of revenue. For the first nine months of fiscal 2007, our Domestic segment’s gross profit rate decreased by 0.4% of revenue, to 25.0% of revenue. The declines in our Domestic segment’s gross profit rate for both the fiscal third quarter and the first nine months were due primarily to a more promotional environment in the consumer electronics and home-office product groups, and a lower-margin revenue mix, including increased revenue from notebook computers and video gaming systems. In addition, the third quarter and the first nine months of fiscal 2006 included 0.3% of revenue and 0.1% of revenue benefits, respectively, related to our initial recognition of gift card breakage income.

Our Domestic segment’s SG&A rate for the third quarter of fiscal 2007 decreased by 0.3% of revenue to 21.4% of revenue. For the first nine months of fiscal 2007, our Domestic segment’s SG&A rate decreased by 0.8% of revenue to 20.7% of revenue. The decrease in our Domestic segment’s SG&A rate for the fiscal third quarter was due primarily to the leveraging effect of the 11% growth in revenue and productivity gains. These factors were partially offset by expenses associated with expanding our home theater business. In addition, we recorded increased legal settlement expenses in the fiscal third quarter this year versus the same period in the prior year, which increased our Domestic segment’s SG&A rate for the fiscal third quarter by 0.2% of revenue. However, we did not incur the hurricane relief-effort expenses this year that were reported in the same period of the prior fiscal year, which increased our Domestic segment’s SG&A rate for the third quarter of fiscal 2006 by 0.2% of revenue. The decrease in our Domestic segment’s SG&A rate for the first nine months of fiscal 2007 was due to the same factors as in the fiscal third quarter, but was further offset by expenses related to severance and reorganization incurred primarily in the first half of the fiscal year, which increased our Domestic segment’s SG&A rate for the first nine months of fiscal 2007 by approximately 0.2% of revenue.

International

As described in our Overview, our International segment includes our operations in both Canada and China. The results of our China operations include the results from Five Star, which we acquired on June 8, 2006, and our first Best Buy China store, which opened in Shanghai on December 28, 2006. As indicated in our Overview, the retail model employed by Five Star carries a significantly lower gross profit rate and a significantly lower SG&A rate than our other operations, including our Canada operations. Our Shanghai store will operate as a lab store to help us learn more about the emerging market for consumer electronics in China.

The following table presents unaudited selected financial data for the International segment ($ in millions):

	Three Months Ended		Nine Months Ended
	November 25, 2006	November 26, 2005	November 25, 2006	November 26, 2005
Revenue	$1,309	$869	$3,088	$2,200
Revenue % change	51%	19%	40%	22%
Comparable stores sales % change(1)	13.7%	(0.5)%	10.4%	0.9%
Gross profit as % of revenue	21.0%	21.6%	22.0%	22.9%
SG&A as % of revenue	20.2%	22.6%	21.4%	23.2%
Operating income (loss)	$10	$(9)	$16	$(6)
Operating income (loss) as % of revenue	0.8%	(1.0)%	0.5%	(0.3)%

(1)              Comprised of revenue at stores and Web sites operating for at least 14 full months, as well as remodeled and expanded locations. Relocated stores are excluded from the comparable store sales calculation until at least 14 full months after reopening. Acquired stores are included in the comparable store sales calculation beginning with the first full quarter following the first anniversary of the date of the acquisition. The calculation of the comparable store sales percentage change excludes the effect of fluctuations in foreign currency exchange rates. The method of calculating comparable store sales varies across the retail industry. As a result, our calculation of comparable store sales may not be the same as other retailers’ calculations.

The following table reconciles International stores open at the beginning and end of the third quarter of fiscal 2007:

	Total Stores at Beginning of Third Quarter Fiscal 2007	Stores Opened	Stores Closed	Total Stores at End of Third Quarter Fiscal 2007
Future Shop stores	119	2	—	121
Best Buy Canada stores	44	3	—	47
Five Star stores	131	5	3	133
Total	294	10	3	301

Note: Three Future shop stores and three Five Star stores were relocated during the third quarter of fiscal 2007. No other stores in the International segment were relocated during the third quarter of fiscal 2007.

The following table reconciles International stores open at the beginning and end of the third quarter of fiscal 2006:

	Total Stores at Beginning of Third Quarter Fiscal 2006	Stores Opened	Stores Closed	Total Stores at End of Third Quarter Fiscal 2006
Future Shop stores	116	3	—	119
Best Buy Canada stores	34	9	—	43
Geek Squad Canada stores	—	4	—	4
Total	150	16	—	166

Note: Two Future shop stores were relocated during the third quarter of fiscal 2006. No other stores in the International segment were relocated during the third quarter of fiscal 2006. All Geek Squad Canada stores were closed during the second quarter of fiscal 2007.

Our International segment’s operating income for the third quarter of fiscal 2007 was $10 million, or 0.8% of revenue, compared with an operating loss of $9 million, or negative 1.0% of revenue, for the third quarter of the prior fiscal year. For the first nine months of fiscal 2007, our International segment’s operating income increased to $16 million, or 0.5% of revenue, compared with an operating loss of $6 million, or negative 0.3% of revenue, for the same period one year ago. The increases in our International segment’s operating income during the third quarter and the first nine months of fiscal 2007, as compared with the same periods last year, resulted from revenue gains and reductions in the SG&A rate, partially offset by decreases in the gross profit rate.

Our International segment’s revenue for the third quarter of fiscal 2007 increased 51% to $1.3 billion, compared with $0.9 billion for the same period one year ago. For the first nine months of fiscal 2007, our International segment’s revenue increased 40% to $3.1 billion, compared with $2.2 billion for the same period last year. Excluding the favorable effect of fluctuations in foreign currency exchange rates, International segment revenue increased 45% and 32% for the third quarter and the first nine months of fiscal 2007, respectively, compared with the same periods in the prior year. For the fiscal third quarter, excluding the favorable effect of fluctuations in foreign currency exchange rates, revenue generated from Five Star accounted for more than one-half of the revenue increase; the 13.7% comparable store sales gain accounted for approximately three-tenths of the revenue increase; and the addition of new Best Buy and Future Shop stores in the past 12 months accounted for the remainder of the revenue increase. For the first nine months of fiscal 2007, excluding the favorable effect of fluctuations in foreign currency exchange rates, revenue generated from the acquisition of Five Star accounted for over two-fifths of the revenue increase; the 10.4% comparable store sales gain accounted for approximately one-third of the revenue increase; and the addition of new Best Buy and Future Shop stores in the past 12 months accounted for the remainder of the revenue increase.

Our International segment reported comparable store sales gains for the third quarter of fiscal 2007 in the consumer electronics,  home-office, entertainment software and appliances product groups of 18.9%, 9.4%, 13.8% and 4.2%, respectively. Similar to our Domestic segment, our International segment’s comparable store sales gain was driven by comparable store sales increases in flat-panel televisions, video gaming and notebook computers. Our International segment’s comparable store sales gain was partially offset by comparable store sales declines in tube and projection televisions. Revenue from our online operations increased approximately 15% and contributed to the overall comparable store sales increase.

Our International segment’s gross profit rate for the third quarter of fiscal 2007 decreased to 21.0% of revenue as compared to 21.6% of revenue for the same period one year ago. For the first nine months of fiscal 2007, our International segment’s gross profit rate was 22.0% of revenue, down from 22.9% of revenue for the same period one year ago. Our China operations, which carry a significantly lower gross profit rate than our Canada operations, reduced our International segment’s gross profit rate by approximately 1.5% of revenue and 1.0% of revenue for the third quarter and the first nine months of fiscal 2007, respectively. In addition, our International segment’s gross profit rate for the first nine months of fiscal 2007 was adversely impacted by a shift toward a higher percentage of vendor allowances that are capitalized (i.e., initially deferred and recorded as a reduction of merchandise inventories). The decreases in our International segment’s gross profit rate for both the third quarter and the first nine months of fiscal 2007 were partially offset by improved gross profit rates in our television product categories, reduced markdowns as a result of improved product life-cycle management, increased attachment rates of higher-margin extended warranties and a more effective promotional strategy.

Our International segment’s SG&A rate for the third quarter of fiscal 2007 decreased by 2.4% of revenue, to 20.2% of revenue. For the first nine months of fiscal 2007, our International segment’s SG&A rate decreased by 1.8% of revenue, to 21.4% of revenue. Our China operations, which carry a significantly lower SG&A rate than our Canada operations, reduced our International segment’s SG&A rate by approximately 1.3% of revenue and 0.8% of revenue for the fiscal third quarter and the first nine months of fiscal 2007, respectively. The remaining decreases in our International segment’s SG&A rate for both the third quarter and the first nine months of fiscal 2007 were due primarily to the leveraging effect of the growth in revenue and reduced Canada headquarters payroll costs at the end of fiscal 2006, combined with improvements in the labor model used in Best Buy Canada stores. Also contributing to the decreases in our International segment’s SG&A rate for both the third quarter and the first nine months of fiscal 2007 was the leveraging effect of the larger store base on advertising expense as a percentage of revenue. These factors were partially offset by the performance-driven increase in incentive-based compensation and asset impairment charges incurred during the third quarter of fiscal 2007.

Liquidity and Capital Resources

Summary

The following table summarizes our cash and cash equivalents and short-term investments balances as of November 25, 2006; February 25, 2006; and November 26, 2005 ($ in millions):

	November 25, 2006	February 25, 2006	November 26, 2005
Cash and cash equivalents	$1,202	$748	$812
Short-term investments	1,513	3,051	2,285
Total cash and cash equivalents and short-term investments	$2,715	$3,799	$3,097

Note: See consolidated condensed balance sheets included in Item 1, Consolidated Financial Statements, of this Quarterly Report on Form 10-Q for additional information.

We ended the third quarter of fiscal 2007 with $2.7 billion of cash and cash equivalents and short-term investments, compared with $3.8 billion at the end of fiscal 2006 and $3.1 billion at the end of the third quarter of fiscal 2006. See Note 10, Investments, of the Notes to Consolidated Condensed Financial Statements in this Quarterly Report on Form 10-Q for a summary of our short-term investments as of November 25, 2006; February 25, 2006; and November 26, 2005. The decrease in our total cash and cash equivalents and short-term investments balance compared with the end of fiscal 2006 was due primarily to a transfer of a portion of our short-term investments into instruments of longer duration and better yields, and cash used to acquire Pacific Sales and Five Star.

Our current ratio, calculated as current assets divided by current liabilities, was 1.17 at the end of the third quarter of fiscal 2007, compared with 1.32 at the end of fiscal 2006 and 1.30 at the end of the third quarter of fiscal 2006. The declines in our current ratio compared with the end of fiscal 2006 and the third quarter of fiscal 2006 were due primarily to the decrease in short-term investments resulting from a transfer of a portion of our short-term investments into longer-term investments, and the increase in the current portion of our long-term debt, due primarily to the reclassification of $402 million of convertible debentures due in 2022 from long-term to short-term debt. The convertible debentures were reclassified from long-term to short-term debt in the fourth quarter of fiscal 2006, as holders of these debentures may require us to purchase all or a portion of their debentures on January 15, 2007.

Our debt-to-capitalization ratio, which represents the ratio of total debt, including the current portion of long-term debt, to total capitalization (total debt plus total shareholders’ equity), was 10.4% at the end of the third quarter of fiscal 2007, compared with 10.2% at the end of fiscal 2006 and 10.5% at the end of the third quarter of fiscal 2006. The increase in our debt-to-capitalization ratio compared with the end of fiscal 2006 was primarily the result of an increase in debt due to our acquisition of Five Star. The decrease in our debt-to-capitalization ratio compared with the third quarter of fiscal 2006 was due primarily to the increase in net earnings year-over-year, partially offset by the increase in debt due to our acquisition of Five Star. We view our debt-to-capitalization ratio as an important indicator of our creditworthiness.

Our adjusted debt-to-capitalization ratio, including capitalized operating lease obligations, was 51.1% at the end of the third quarter of fiscal 2007, compared with 48.8% at the end of fiscal 2006 and 49.5% at the end of the third quarter of fiscal 2006.

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

The most directly comparable GAAP financial measure to our adjusted debt-to-capitalization ratio, including capitalized operating lease obligations, is our debt-to-capitalization ratio (unadjusted). Our debt-to-capitalization ratio excludes capitalized operating lease obligations in both the numerator and the denominator of the calculation.

The following table presents a reconciliation of the numerator and denominator used in the calculation of our adjusted debt-to-capitalization ratio, including capitalized operating lease obligations ($ in millions):

	November 25, 2006	February 25, 2006	November 26, 2005
Debt (including current portion)	$650	$596	$571
Capitalized operating lease obligations (8 times rental expense)	5,211	4,413	4,188
Total debt (including capitalized operating lease obligations)	$5,861	$5,009	$4,759

Debt (including current portion)	$650	$596	$571
Capitalized operating lease obligations (8 times rental expense)	5,211	4,413	4,188
Total shareholders’ equity	5,602	5,257	4,856
Adjusted capitalization	$11,463	$10,266	$9,615

Debt-to-capitalization ratio	10.4%	10.2%	10.5%
Adjusted debt-to-capitalization ratio (including capitalized operating lease obligations)	51.1%	48.8%	49.5%

Our liquidity is affected by restricted cash balances and investments in debt securities that are pledged as collateral or restricted to use for general liability insurance, workers’ compensation insurance, warranty programs and vendor payables. Restricted cash and investments in debt securities, which are included in other current assets, totaled $414 million, $178 million and $140 million as of November 25, 2006; February 25, 2006; and November 26, 2005, respectively. The increases in restricted cash and investments in debt securities compared with February 25, 2006, and November 26, 2005, were due primarily to restricted cash assumed in connection with the acquisition of Five Star.

Cash Flows

The following table summarizes our cash flows for the first nine months of the current and prior fiscal years ($ in millions):

	Nine Months Ended
	November 25, 2006	November 26, 2005
Total cash provided by (used in):
Operating activities	$257	$380
Investing activities	466	320
Financing activities	(277)	(254)
Effect of exchange rate changes on cash	8	12
Increase in cash and cash equivalents	$454	$458

Note: See consolidated statements of cash flows included in Item 1, Consolidated Financial Statements, of this Quarterly Report on Form 10-Q for additional information.

Cash provided by operating activities for the first nine months of fiscal 2007 totaled $257 million, compared with $380 million for the first nine months of fiscal 2006. The change was due primarily to an increase in cash used by changes in operating assets and liabilities, and was partially offset by an increase in net earnings. Net earnings were $614 million for the first nine months of fiscal 2007, an increase from $496 million for the first nine months of fiscal 2006. Significant changes in operating assets and liabilities included changes in merchandise inventories, receivables, accrued income taxes and accounts payable. The increase in cash used for changes in merchandise inventories was due primarily to increased inventory levels due to the addition of new stores, expanded assortments in key product categories that have been driving our revenue growth and improved in-stock positions. The increase in cash used for changes in receivables was due to higher business volumes. The increase in cash used for changes in accrued income taxes resulted mainly from a higher effective income tax rate. The increase in cash provided by changes in accounts payable was due primarily to higher business volumes and the timing of vendor payments.

Cash provided by investing activities for the first nine months of fiscal 2007 was $466 million, compared with $320 million for the first nine months of fiscal 2006. The change was due primarily to increased net sales of investments in debt securities, partially offset by cash used to acquire Pacific Sales and Five Star, and higher capital expenditures. The increase in capital expenditures was driven by investments in our stores, including additional new store openings, more store relocations and costs associated with expanding our home theater business.

Cash used in financing activities was $277 million for the first nine months of fiscal 2007, compared with $254 million for the first nine months of fiscal 2006. The change was primarily the result of an increase in repurchases of our common stock and decreased proceeds from the issuance of common stock in connection with our stock-based compensation programs. These factors were partially offset by increased proceeds from the issuance of debt in connection with our financing lease obligations.

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

We have a $200 million revolving credit facility scheduled to mature in December 2009. We also have inventory financing programs totaling $236 million through which certain vendors receive payments from a designated finance company on invoices we owe them. We have $44 million in both secured and unsecured revolving demand facilities related to our International segment operations, of which $40 million is available from February through July and $44 million is available from August through January of each year.

Our credit ratings and outlooks as of January 3, 2007, are summarized below and are consistent with the ratings and outlooks reported in our Annual Report on Form 10-K for the fiscal year ended February 25, 2006:

Rating Agency	Rating	Outlook
Fitch	BBB+	Stable
Moody’s	Baa2	Stable
Standard & Poor’s	BBB	Stable

Factors that can affect our credit ratings include changes in our operating performance, the economic environment, conditions in the retail and consumer electronics industries, our financial position, and changes in our business strategy. We do not currently foresee any circumstances under which our credit ratings would be significantly downgraded. If a downgrade were to occur, it could adversely impact, among other things, our future borrowing costs, access to capital markets, vendor financing terms and future occupancy costs. In addition, the conversion rights of the holders of our convertible debentures could be accelerated if our credit ratings were to be significantly downgraded.

See our Annual Report on Form 10-K for the fiscal year ended February 25, 2006, for additional information regarding our sources of liquidity.

Debt and Capital

The increase in the amount of debt outstanding as of November 25, 2006, compared with the end of fiscal 2006, was due primarily to our assumption of Five Star’s debt in connection with our acquisition of Five Star. See our Annual Report on Form 10-K for the fiscal year ended February 25, 2006, for additional information regarding our debt and capital.

Off-Balance-Sheet Arrangements and Contractual Obligations

Our liquidity is not dependent on the use of off-balance-sheet financing arrangements other than in connection with our operating leases.

Since the end of fiscal 2006, the only significant change in our contractual obligations other than in the ordinary course of business resulted from contractual obligations assumed in connection with our acquisition of Five Star, which are summarized in the following table ($ in millions):

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

In light of our fiscal 2007 acquisitions of Pacific Sales and Five Star, summarized below is information regarding our purchase price allocation methodology, and the related estimates and judgments inherent in our process. There were no other significant changes in our accounting policies or estimates since the end of fiscal 2006.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions

Acquisitions – Purchase Price Allocation

In accordance with accounting for business combinations, we allocate the purchase price of an acquired business to its identifiable assets and liabilities based on estimated fair values. Minority interests’ proportionate ownership of assets and liabilities are recorded at historical carrying values. The excess of the purchase price over the amount allocated to the assets and liabilities, if any, is recorded as goodwill.

We use all available information to estimate fair values. We typically engage outside appraisal firms to assist in the fair value determination of inventory, identifiable intangible assets such as tradenames, and any other significant assets or liabilities. We adjust the preliminary purchase price allocation, as necessary, up to one year after the acquisition closing date as we obtain more information regarding asset valuations and liabilities assumed.

Our purchase price allocation methodology contains uncertainties because it requires management to make assumptions and to apply judgment to estimate the fair value of acquired assets and liabilities. Management estimates the fair value of assets and liabilities based upon quoted market prices, the carrying value of the acquired assets and widely accepted valuation techniques, including discounted cash flows and market multiple analyses. Unanticipated events or circumstances may occur which could affect the accuracy of our fair value estimates, including assumptions regarding industry economic factors and business strategies.

During the last three fiscal years, we completed two significant acquisitions. On March 7, 2006, we acquired Pacific Sales for $411 million including transaction costs. On June 8, 2006, we acquired a 75% interest in Five Star for $184 million, including a working capital injection of $122 million and transaction costs. For the complete purchase price allocations, see Note 2, Acquisitions, of the Notes to Consolidated Condensed Financial Statements, in this Quarterly Report on Form 10-Q.

We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to complete the purchase price allocation and estimate the fair value of acquired assets and liabilities. However, if our estimates or assumptions used to value acquired assets and liabilities are not accurate, we may be exposed to losses or gains that could be material.

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

In July 2006, the FASB issued Financial Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109. FIN No. 48 provides guidance regarding the recognition, measurement, presentation and disclosure in the financial statements of tax positions taken or expected to be taken on a tax return, including the decision whether to file or not to file in a particular jurisdiction. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. We will adopt FIN No. 48 beginning in the first quarter of fiscal 2008. We are currently evaluating the impact, if any, the adoption of FIN No. 48 will have on our operating income or net earnings. The cumulative effect, if any, of applying the provisions of FIN No. 48 upon initial adoption, will be reported as an adjustment to retained earnings as of the beginning of fiscal 2008.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for fiscal years ending after November 15, 2006. Early application is encouraged, but not required. We are required to adopt SAB No. 108 for our fiscal year ending March 3, 2007. We are currently assessing the impact, if any, the adoption of SAB No. 108 will have on our operating income or net earnings. The cumulative effect, if any, of applying the provisions of SAB No. 108 upon initial adoption, will be reported as an adjustment to beginning-of-year retained earnings.

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

Outlook

On January 5, 2007, we plan to issue a news release regarding our revenue for the fiscal month and ten months ended December 30, 2006. The news release is expected to comment on our outlook for the remainder of fiscal 2007. The news release is to be posted on our Web site at www.BestBuy.com - select the “For Our Investors” link and then the “News Release” link.

Our fiscal 2007 fourth quarter and fiscal 2007 annual reporting periods include a 14th and 53rd week, respectively. As previously noted in the Outlook for Fiscal 2007 section of our Annual Report on Form 10-K for the fiscal year ended February 25, 2006, we estimated an additional week of business adds, on average, approximately $0.05 of earnings per diluted share, which was reflected in our annual guidance.

We expect capital expenditures for fiscal 2007 to be $750 million to $800 million, excluding expenditures associated with acquisitions including Pacific Sales and Five Star, as compared with the estimate of $675 million to $725 million provided in the Outlook for Fiscal 2007 section of our Annual Report on Form 10-K for the fiscal year ended February 25, 2006.  The increase primarily reflects our expanded home theater investments and our investments in our Shanghai store.

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

Changes in the overall level of interest rates affect interest income generated from our short-term and long-term investments in debt securities. If overall interest rates were one percentage point lower than current rates, our annual interest income would decline by approximately $18 million based on our short-term and long-term investments as of November 25, 2006. We do not currently manage our investment interest-rate volatility risk through the use of derivative instruments.

ITEM 4. CONTROLS AND PROCEDURES

We maintain a system of disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by us in reports under the Exchange Act is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosures. Our management, including the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), as of November 25, 2006. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There were no changes in internal control over financial reporting during the fiscal quarter ended November 25, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)          Stock Repurchases

In June 2006, our Board of Directors authorized the purchase of up to $1.5 billion of our common stock from time to time through open market purchases. The new $1.5 billion share repurchase program, which became effective on June 21, 2006, terminated and replaced a $1.5 billion share repurchase program authorized by our Board of Directors in April 2005. During the third quarter of fiscal 2007, we purchased and retired 465,900 shares at a cost of $22 million pursuant to the June 2006 share repurchase program.

We consider several factors in determining when to make share repurchases including, among other things, our cash needs and the market price of our stock. We expect that cash provided by future operating activities, as well as available cash and cash equivalents and short-term investments, will be the sources of funding for our share repurchase program.

The following table presents the total number of shares purchased during the third quarter of fiscal 2007, the average price paid per share, the number of shares that were purchased as part of a publicly announced repurchase program, and the approximate dollar value of shares that could have been purchased as of November 25, 2006, pursuant to the June 2006 share repurchase program:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
August 27, 2006, through September 30, 2006	465,900	$46.34	465,900	$1,348,000,000
October 1, 2006, through October 28, 2006	—	—	—	1,348,000,000
October 29, 2006, through November 25, 2006	—	—	—	1,348,000,000
Total Fiscal 2007 Third Quarter	465,900	$46.34	465,900	$1,348,000,000

(1)              Pursuant to a $1.5 billion share repurchase program announced on June 21, 2006. There is no expiration date governing the period over which we can make our share repurchases under the June 2006 share repurchase program.

ITEM 6. EXHIBITS

3.1 The Amended and Restated By-laws of the registrant included as Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 19, 2006, is hereby incorporated by reference to Exhibit 3.1 to the Form 8-K filed with SEC on September 19, 2006.

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

BEST BUY CO., INC.
(Registrant)

Date: January 4, 2007	By:	/s/ BRADBURY H. ANDERSON
Bradbury H. Anderson
Vice Chairman and Chief Executive Officer

Date: January 4, 2007	By:	/s/ DARREN R. JACKSON
Darren R. Jackson
Executive Vice President — Finance and Chief Financial Officer (duly authorized, principal financial officer)

Date: January 4, 2007	By:	/s/ SUSAN S. GRAFTON
Susan S. Grafton
Vice President, Controller and Chief Accounting Officer (duly authorized, principal accounting officer)