Form 10-K
period 2007-03-03
BEST BUY CO INC
filed 2007-05-02
CIK 764478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 3, 2007

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of August 25, 2006, was approximately $12.0 billion, computed by reference to the price of $45.57 per share, the price at which the common equity was last sold on such date as reported on the New York Stock Exchange-Composite Index. (For purposes of this calculation all of the registrant’s directors and executive officers are deemed affiliates of the registrant.)

As of April 30, 2007, the registrant had 479,304,000 shares of its Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement dated May 16, 2007 (to be filed pursuant to Regulation 14A within 120 days after the Registrant’s fiscal year-end of March 3, 2007), for the regular meeting of shareholders to be held on June 27, 2007 (“Proxy Statement”), are incorporated by reference into Part III.

CAUTIONARY STATEMENT PURSUANT TO THE
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), provide a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their companies. With the exception of historical information, the matters discussed in this Annual Report on Form 10-K are forward-looking statements and may be identified by the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “outlook,” and other words and terms of similar meaning. Such statements reflect our current view with respect to future events and are subject to certain risks, uncertainties and assumptions. A variety of factors could cause our future results to differ materially from the anticipated results expressed in such forward-looking statements. Readers should review Item 1A, Risk Factors, of this Annual Report on Form 10-K for a description of important factors that could cause future results to differ materially from those contemplated by the forward-looking statements made in this Annual Report on Form 10-K. In addition, general economic conditions, acquisitions and development of new businesses, product availability, sales volumes, promotional activity of our competitors, profit margins, weather, foreign currency fluctuation, availability of suitable real estate locations, our ability to react to a disaster recovery situation, and the impact of labor markets and new product introductions on our overall profitability, among other things, could cause our future results to differ materially from those projected in any such forward-looking statements.

BEST BUY   FISCAL   2007   FORM 10-K

TABLE OF CONTENTS

PART I
Item 1.	Business.	5
Item 1A.	Risk Factors.	13
Item 1B.	Unresolved Staff Comments.	16
Item 2.	Properties.	17
Item 3.	Legal Proceedings.	19
Item 4.	Submission of Matters to a Vote of Security Holders.	21

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.	23
Item 6.	Selected Financial Data.	26
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	28
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.	52
Item 8.	Financial Statements and Supplementary Data.	53
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.	96
Item 9A.	Controls and Procedures.	96
Item 9B.	Other Information.	96

PART III
Item 10.	Directors, Executive Officers and Corporate Governance.	97
Item 11.	Executive Compensation.	97
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	97
Item 13.	Certain Relationships and Related Transactions, and Director Independence.	98
Item 14.	Principal Accounting Fees and Services.	98

PART IV
Item 15.	Exhibits, Financial Statement Schedules.	99
	Signatures	101

EXHIBIT INDEX:
Exhibit 3.1
Exhibit 3.2
Exhibit 4.1
Exhibit 4.2
Exhibit 4.3
Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 10.4
Exhibit 10.5
Exhibit 10.6
Exhibit 10.7
Exhibit 10.8
Exhibit 10.9
Exhibit 12.1
Exhibit 18.1
Exhibit 21.1
Exhibit 23.1
Exhibit 23.2
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

(This page intentionally left blank)

PART I

Item 1. Business.

Description of Business

Best Buy Co., Inc. (“Best Buy,” “we,” “us,” or “our”) is a specialty retailer of consumer electronics, home-office products, entertainment software, appliances and related services. We operate retail stores and Web sites under the brand names Best Buy (BestBuy.com, BestBuyCanada.ca and BestBuy.com.cn), Five Star (Five-Star.cn), Future Shop (FutureShop.ca), Geek Squad (GeekSquad.com and GeekSquad.ca), Magnolia Audio Video (MagnoliaAV.com) and Pacific Sales Kitchen and Bath Centers (PacificSales.com). References to our Web site addresses do not constitute incorporation by reference of the information contained on the Web sites.

Our vision is to make life fun and easy for consumers. Our business strategy is to treat customers as unique individuals, meeting their needs with end-to-end solutions, and engaging and energizing our employees to serve them, while maximizing overall profitability. We believe we offer consumers meaningful advantages in store environment, product value, product selection, and a variety of in-store and in-home services related to the merchandise we offer, all of which advance our objectives of enhancing our business model, gaining market share and improving profitability.

Information About Our Segments

During fiscal 2007, we operated two reportable segments: Domestic and International. The Domestic segment is comprised of all U.S. store and online operations, including Best Buy, Geek Squad, Magnolia Audio Video and Pacific Sales Kitchen and Bath Centers (“Pacific Sales”). We acquired Pacific Sales in the first quarter of fiscal 2007. U.S. Best Buy stores offer a wide variety of consumer electronics, home-office products, entertainment software, appliances and related services. Geek Squad provides residential and commercial computer repair, support and installation services. Magnolia Audio Video stores offer high-end audio and video products and related services. Pacific Sales stores offer high-end home-improvement products, appliances and related services. The International segment is comprised of all Canada store and online operations, including Best Buy, Future Shop and Geek Squad, as well as all China store and online operations, including Best Buy, Geek Squad and Jiangsu Five Star Appliance Co. (“Five Star”). We acquired a 75% interest in Five Star in the second quarter of fiscal 2007. We opened our first China Best Buy store in Shanghai in the fourth quarter of fiscal 2007. Our International segment offers products and services similar to our Domestic segment’s offerings. However, Canada Best Buy stores do not carry appliances. Further, Five Star stores and our China Best Buy store do not carry entertainment software.

Financial information about our segments is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 11, Segment and Geographic Information, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Domestic Segment

We were incorporated in the state of Minnesota in 1966 as Sound of Music, Inc. We began as an audio components retailer and, with the introduction of the videocassette recorder in the early 1980s, expanded into video products. In 1983, we changed our name to Best Buy Co., Inc. and began using mass-merchandising techniques, which included offering a wider variety of products and operating stores under a “superstore” concept. In 1989, we dramatically changed our method of retailing by introducing a self-service, noncommissioned, discount-style store concept designed to give the customer more control over the purchasing process.

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

In fiscal 2003, we acquired Geek Squad. Geek Squad provides residential and commercial computer repair, support and installation services. We acquired Geek Squad to further our plans of providing technology support services to customers. Geek Squad service is available in all U.S. Best Buy stores, as well as in 12 stand-alone stores, with more than 10,000 agents. Our goal is to build Geek Squad into North America’s largest provider of residential and commercial computer repair, support and installation services, and we believe that over time it will become a significant component of our business.

In fiscal 2005, we opened our first Magnolia Home Theater store-within-a-store experience within a U.S. Best Buy store. We believe Magnolia Home Theater — with its high-end brands, home-like displays and specially trained employees — offers a unique solution for our customers. The Magnolia Home Theater store-within-a-store experience was offered in more than 300 U.S. Best Buy stores at the end of fiscal 2007. During fiscal 2008, we plan to add the Magnolia Home Theater store-within-a-store experience to more than 50 additional new and existing U.S. Best Buy stores.

In fiscal 2005, we also began converting U.S. Best Buy stores to our customer centricity operating model. Stores operating under the customer centricity model, also known as segmented stores, offer variations in product assortments, staffing, promotions and store design, and are focused on key customer segments. The segmented stores tailor their store merchandising, staffing, marketing and presentation to address specific customer groups. Originally, these customer groups included affluent professional males, young entertainment enthusiasts who appreciate a digital lifestyle, upscale suburban moms, families who are practical technology adopters and small businesses.

In fiscal 2007, based on the segmented stores’ operating results, as well as positive customer feedback, we completed the transition of all remaining U.S. Best Buy stores to the customer centricity operating model. Also in fiscal 2007, we evolved our customer centricity segmentation to address the needs of customer lifestyle groups, rather than specific customer types. Our stores now focus on affluent suburban families, trend-setting urban dwellers, and the closely knit families of Middle America. Best Buy For Business seeks to satisfy the needs of small business owners, who can be found within all of our lifestyle groups.

On March 7, 2006, we acquired Pacific Sales. Based in southern California, Pacific Sales specializes in the sale of high-end kitchen appliances, plumbing fixtures, home entertainment products and home furnishings. We acquired Pacific Sales to enhance our ability to grow with an affluent customer base and premium brands using a proven and successful showroom format. Utilizing the existing store format, we expect to increase the number of stores in order to capitalize on the expanding high-end segment of the U.S. appliance market.

At March 3, 2007, we operated 822 U.S. Best Buy stores in 49 states and the District of Columbia that averaged approximately 40,500 retail square feet. Collectively, U.S. Best Buy stores totaled approximately 33.3 million retail square feet at the end of fiscal 2007, or about 80% of our total retail square footage. In fiscal 2007, U.S. Best Buy retail stores generated average revenue of approximately $39.2 million per store.

At March 3, 2007, we operated 20 Magnolia Audio Video stores in California, Washington and Oregon that averaged approximately 9,700 retail square feet. Collectively, Magnolia Audio Video stores totaled approximately 0.2 million retail square feet at the end of fiscal 2007, or less than 1% of our total retail square footage. In fiscal 2007, Magnolia Audio Video retail stores generated average revenue of approximately $8.0 million per store.

At March 3, 2007, we operated 14 Pacific Sales stores in California that averaged approximately 30,300 retail square feet. Collectively, Pacific Sales stores totaled approximately 0.4 million retail square feet at the end of fiscal 2007, or about 1% of our total retail square footage. In fiscal 2007, Pacific Sales retail stores generated average revenue of approximately $21.1 million per store.

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

During fiscal 2003, we launched our dual-branding strategy in Canada by introducing the Best Buy brand. The dual-branding strategy allows us to retain Future Shop’s brand equity and attract more customers by offering a choice of store experiences. As we expand the presence of Best Buy stores in Canada, we expect to gain continued operating efficiencies by leveraging our capital investments, supply chain management, advertising, merchandising and administrative functions. Our goal is to reach differentiated customers with each brand by giving them the unique shopping experiences they desire. The primary differences between our two brands in Canada are:

In-store experience — The customer’s interaction with store employees is different at each of the two brands.

Future Shop stores have predominantly commissioned sales associates who take a more proactive role in assisting customers. Through their expertise and attentiveness, the sales associate drives the transaction. In contrast, Canada Best Buy store employees are noncommissioned, and the stores offer more interactive displays and grab-and-go merchandising. This design allows customers to drive the transaction as they experience the products themselves, with store employees available to demonstrate and explain product features.

Products and services — Only Future Shop stores carry appliances. In addition, Geek Squad service is not available in Future Shop stores, but is available in all Canada Best Buy stores.

Store size — At the end of fiscal 2007, the average Future Shop store was approximately 20,500 retail square feet, compared with an average of approximately 25,300 retail square feet for Canada Best Buy stores. Canada Best Buy stores generally have wider aisles, as well as more square footage devoted to entertainment software.

On June 8, 2006, we acquired a 75% interest in Five Star, one of China’s largest appliance and consumer electronics retailers. We made the investment in Five Star to further our international growth plans, to increase our knowledge of Chinese customers and to obtain an immediate retail presence in China.

On December 28, 2006, we opened our first China Best Buy store in Shanghai. We plan to open two to three additional Best Buy stores in China during the next 12 to 18 months.

At March 3, 2007, we operated 121 Future Shop stores throughout all of Canada’s provinces and 47 Canada Best Buy stores in Ontario, Quebec, Alberta, British Columbia, Manitoba and Saskatchewan. Collectively, our stores in Canada totaled approximately 3.7 million retail square feet at the end of fiscal 2007, or about 9% of our total retail square footage. In fiscal 2007, Canada retail stores generated average revenue of approximately $26.3 million per store.

At March 3, 2007, we operated 135 Five Star stores in seven of China’s 34 provinces and one China Best Buy store in Shanghai. Collectively, our stores in China totaled approximately 4.3 million retail square feet at the end of fiscal 2007, or about 10% of our total retail square footage.

As previously announced, we anticipate continuing our international growth strategy by opening test stores in Mexico and Turkey within the next 12 to 18 months.

Discontinued Operations

In fiscal 2004, we sold our interest in Musicland Stores Corporation (“Musicland”). The transaction resulted in the transfer of all of Musicland’s assets other than a distribution center in Franklin, Indiana, and selected nonoperating assets. In fiscal 2005, we reversed previously recorded valuation allowances on deferred tax assets related to the disposition of our interest in Musicland and recognized a tax benefit. Musicland’s financial results have been classified separately as discontinued operations in our consolidated financial statements for all periods presented.

Operations

Domestic Segment

U.S. Best Buy store operations are organized into eight territories. Each territory is divided into districts and is under the management of a retail field officer who oversees store performance through district managers. District managers monitor store operations and meet regularly with store managers to discuss merchandising, new product introductions, sales promotions, customer loyalty programs, employee satisfaction surveys and store operating performance. Similar meetings are conducted at the corporate level with divisional and regional management. Each district also has a loss prevention manager, with product security personnel employed at each store to control physical inventory losses. Advertising, merchandise purchasing and pricing, as well as inventory policies, are centrally controlled.

U.S. Best Buy stores are generally open 80 hours per week, seven days a week, with extended holiday hours. A typical store is staffed by one general manager and five managers. The average staff per store in fiscal 2007 was approximately 128 employees and varied by store depending on sales volumes.

U.S. Best Buy stores follow a standardized and detailed operating procedure called our Standard Operating Platform (“SOP”). The SOP includes procedures for inventory management, transaction processing, customer relations, store administration, product sales and services, and merchandise display. All stores operate in the same manner under the SOP.

Magnolia Audio Video stores are typically managed by a store manager, an audio/video sales manager and, if the store contains mobile products, a mobile electronics sales manager. Magnolia Audio Video stores are generally open 73 hours per week, seven days a week. Depending on an individual store’s volume and product offerings, store staffing includes six to 18 commissioned sales personnel and one to three hourly personnel. Corporate management for Magnolia Audio Video stores centrally controls advertising, merchandise purchasing and pricing, as well as inventory policies.

Pacific Sales stores are typically managed by a store manager who also sells appliances. Pacific Sales stores are generally open 40 hours per week, five days a week. Depending on an individual store’s volume and product offerings, store staffing includes approximately 10 noncommissioned sales personnel and approximately five hourly sales support personnel. Corporate management for Pacific Sales stores centrally controls advertising, merchandise purchasing and pricing, as well as inventory policies.

International Segment

Canada store operations are organized to support two brands, each headed by a vice president. Each vice president has national management that closely monitor store operations and meets regularly with store managers to review management and staff training programs, customer feedback and requests, store operating performance and other matters. Meetings involving store management, product managers, and advertising, financial and administrative staff, as well as senior management, are held quarterly to review operating results and to establish future objectives.

Canada stores are generally open 60 to 75 hours per week, seven days a week. An average Future Shop store is staffed by a general manager, an operations manager, one to four department managers and 48 to 95 sales associates, as well as part-time sales associates. An average Canada Best Buy store is staffed with a general manager; assistant managers for operations, merchandising, inventory and sales; and 80 to 110 sales associates, including full-time and part-time sales associates. The number of sales associates is dependent upon store size and sales volume.

Canada stores use a standardized operating system. The operating system includes procedures for inventory management, transaction processing, customer relations, store administration, staff training and performance appraisals, as well as merchandise display. Advertising, merchandise purchasing and pricing, and inventory policies are centrally controlled.

Five Star stores are generally open 77 to 84 hours per week, 7 days a week. The sales staff at Five Star stores consists primarily of employees of our vendors. A typical Five Star store is staffed by 50 to 200 vendor employees who sell products; a general manager; six to 10 department managers; and 27 to 100 sales associates, as well as part-time sales associates. Corporate management at Five Star centrally controls advertising, merchandise purchasing and pricing and inventory policies for major brand products, while individual regions control these operations for local brands. Meetings involving store management and corporate management are held on a regular basis to review operating results and establish future objectives.

Our China Best Buy store employs an operating model similar to our U.S. Best Buy and Canada Best Buy stores. Our China Best Buy store is staffed with a general manager; assistant managers for operations, merchandising, inventory and sales; and approximately 340 sales associates, including full-time and part-time sales associates. Advertising, merchandise purchasing and pricing, and inventory policies for our China Best Buy store are centrally controlled by corporate management. Meetings involving store management and corporate management are held on a regular basis to review operating results and establish future objectives.

Merchandise

Domestic Segment

U.S. Best Buy stores offer merchandise in four product groups: consumer electronics, home-office, entertainment software and appliances. Consumer electronics, the largest product group in fiscal 2007 based on revenue, consists of video and audio products and services. Video products include televisions, digital cameras, home theater system installation, DVD players, digital camcorders and accessories. Audio products include MP3 players, home theater audio systems, mobile electronics including car stereo and satellite radio products, and related accessories. The home-office product group includes notebook and desktop computers, computer support services, telephones, networking and accessories. Entertainment software products include DVD movies, video game hardware and software, CDs and computer software. The appliances product group includes major appliances as well as vacuum cleaners, small electrics, housewares and services.

Magnolia Audio Video stores offer merchandise in two product groups: consumer electronics and home-office. Consumer electronics, the largest product group in fiscal 2007 based on revenue, consists of video and audio products. Video products include televisions, DVD players, home theater system installation, warranties and accessories. Audio products include home audio components, mobile electronics, home theater audio systems and accessories. The home-office product group consists primarily of home theater furniture.

Pacific Sales stores offer merchandise in two product groups: consumer electronics and appliances. Appliances, the largest product group in fiscal 2007 based on revenue, consists of major appliances as well as small electrics, housewares, plumbing, bathroom fixtures and services. Consumer electronics consists of video and audio products, including televisions, and home theater systems and installation.

Within our Domestic segment product groups, as well as within our International segment product groups, we include a variety of services that we provide in connection with the merchandise offered within the product groups. In-store services include computer set-up, repair and software installation, as well as the installation of mobile electronics. In-home services include computer set-up, repair, software installation and home networking, and the delivery and installation of appliances and home theater systems. Services were not a significant part of our revenue in fiscal 2007. Our services offerings generally provide higher gross margins than our merchandise assortment and has been a contributor to year-over-year gross margin gains. However, the infrastructure supporting that business has also increased our selling, general and administrative expenses (“SG&A”) rate. We expect to continue to expand our services offerings such that services revenue will become a more significant component of our business over time.

International Segment

Canada Best Buy and Future Shop stores offer merchandise in four product groups: consumer electronics, home-office, entertainment software and, for Future Shop only, appliances. Consumer electronics, the largest product group in fiscal 2007 based on revenue, consists of video and audio products. Video products include televisions, digital cameras, DVD players, digital camcorders and accessories. Audio products include MP3 players, home audio components, car stereos, speakers and accessories. The home-office product group includes desktop and notebook computers, computer support services, telephones and accessories. Entertainment software products include DVDs, video game hardware and software, computer software and CDs. The appliances product group includes major appliances as well as small electrics, vacuum cleaners and housewares.

Although Canada Best Buy and Future Shop stores carry similar product groups (except for appliances), there are differences in product brands and depth of selection within product groups. On average, approximately 35% of the product assortment (excluding entertainment software) overlaps between the two store brands.

China stores offer merchandise in three product groups: consumer electronics, home-office and appliances. Our China stores do not carry entertainment software. Appliances, the largest product group in fiscal 2007 based on revenue, includes major appliances, air conditioners, small electrics and housewares. The consumer electronics product group consists of video and audio products, including televisions, digital cameras, MP3 players and accessories. The home-office product group includes desktop and notebook computers, computer support services, telephones and accessories.

Distribution

Domestic Segment

Generally, U.S. Best Buy stores’ merchandise, except for major appliances and large-screen televisions, is shipped directly from manufacturers to our distribution centers located in California, Georgia, Indiana, Minnesota, New York, Ohio, Oklahoma and Virginia. Major appliances and large-screen televisions are shipped to satellite warehouses in each major market. U.S. Best Buy stores are dependent upon the distribution centers for inventory storage and shipment of most merchandise. However, in order to meet release dates for selected products and to improve inventory management, certain merchandise is shipped directly to the stores from our suppliers. All inventory is bar-coded and scanned to ensure accurate tracking. In addition, a computerized inventory replenishment program is used to manage inventory levels at each store. On average, U.S. Best Buy stores receive product shipments two or three times per week, depending on sales volume. Contract carriers ship merchandise from the distribution centers to stores. Generally, online merchandise sales are either picked up at U.S. Best Buy stores or fulfilled directly to customers through our distribution centers.

Magnolia Audio Video stores’ merchandise is received and warehoused at either a Magnolia Audio Video distribution center in California or the U.S. Best Buy distribution center in California. All inventory is bar-coded and scanned to ensure accurate tracking. In addition, a computerized inventory replenishment program is used to manage inventory levels at each store. Merchandise is delivered to stores an average of three times per week pursuant to an in-house distribution system.

Pacific Sales stores’ merchandise is received and warehoused at a distribution center in California. All inventory is bar-coded or marked with vendor serial numbers to ensure accurate tracking. In addition, a computerized inventory replenishment program is used to manage inventory levels at each store. Most merchandise is fulfilled directly to customers through our distribution center.

International Segment

Our Canada stores’ merchandise is shipped directly from our suppliers to our distribution centers in British Columbia and Ontario. Our Canada stores are dependent upon the distribution centers for inventory storage and shipment of most merchandise. However, in order to meet release dates for selected products and to improve inventory management, certain merchandise is shipped directly to the stores from manufacturers and distributors. All inventory is bar-coded and scanned to ensure accurate tracking. In addition, a computerized inventory replenishment program is used to manage inventory levels at each store. Our Canada stores typically receive product shipments twice per week, with accelerated shipments during periods of high sales volume. Contract carriers ship merchandise from the distribution centers to stores.

Our Five Star stores’ merchandise is housed in more than 50 distribution centers located throughout the Five Star retail chain, the largest of which is located in Nanjing, Jiangsu. Our Five Star stores are dependent upon the distribution centers for inventory storage and shipment of most merchandise. In addition, the distribution centers also provide installation services and act as service centers for Five Star customers. Most merchandise is fulfilled directly to customers through our distribution centers.

Our China store’s merchandise is shipped directly from our suppliers to our distribution center in Shanghai’s Song Jiang District. Our China store is dependent upon the distribution center for inventory storage and shipment of most merchandise. However, in order to meet release dates for selected products and to improve inventory management, certain merchandise is shipped directly to the store from manufacturers and distributors. In certain circumstances, merchandise is shipped directly to our customers from manufacturers and distributors. Our China store typically receives product shipments three to four times per week, with accelerated shipments during periods of high sales volume.

Suppliers

Our strategy depends, in part, upon our ability to offer customers a broad selection of name-brand products and, therefore, our success is dependent upon satisfactory and stable supplier relationships. In fiscal 2007, our 20 largest suppliers accounted for over three-fifths of the merchandise we purchased, with five suppliers — Sony, Hewlett-Packard, Samsung, Gateway, and Toshiba — representing over one-third of total merchandise purchased. The loss of or disruption in supply from any one of these major suppliers could have a material adverse effect on our revenue and earnings. We generally do not have long-term written contracts with our major suppliers that would require them to continue supplying us with merchandise. We have no indication that any of our suppliers plans to discontinue selling us merchandise. We have not experienced significant difficulty in maintaining satisfactory sources of supply, and we generally expect that adequate sources of supply will continue to exist for the types of merchandise we sell.

We operate three global sourcing offices in China in order to purchase products directly from manufacturers in Asia. These offices have improved our product sourcing efficiency and provide us with the capability to offer private-label products that complement our existing product assortment. In the future, we expect purchases from our global sourcing offices to increase as a percentage of total purchases. We also believe that the expected increase in our global sourcing volumes will help drive gross profit rate improvements by lowering our overall product cost.

Store Development

The addition of new stores has played, and we believe will continue to play, a significant role in our growth and success. Our store development program has historically focused on entering new markets; adding stores within existing markets; and relocating, remodeling and expanding existing stores. During fiscal 2007, we opened 96 new stores, acquired 145 stores and relocated 20 other stores. Further, we added the Magnolia Home Theater store-within-a-store experience to nearly 200 new and existing

U.S. Best Buy stores during fiscal 2007. During fiscal 2007, we closed six Canada Geek Squad stores and four Five Star stores.

The following table reconciles U.S. Best Buy stores open at the beginning and end of each of the last five fiscal years:

Fiscal Year	Stores Opened	Stores Closed	Total Stores at End of Fiscal Year
Balance forward	NA	NA	481
2003	67	—	548
2004	60	—	608
2005	61	1	668
2006	74	—	742
2007	80	—	822

The following table reconciles Magnolia Audio Video stores open at the beginning and end of each of the last five fiscal years:

Fiscal Year	Stores Opened	Stores Closed	Total Stores at End of Fiscal Year
Balance forward	NA	NA	13
2003	6	—	19
2004	3	—	22
2005	—	2	20
2006	—	—	20
2007	—	—	20

The following table reconciles Pacific Sales stores open at the end of fiscal 2007:

Fiscal Year	Stores Opened	Stores Closed	Total Stores at End of Fiscal Year
Balance forward(1)	NA	NA	14
2007	—	—	14

(1)                  As of the March 7, 2006, date of acquisition

The following table reconciles Canada Best Buy stores open at the beginning and end of each of the last five fiscal years:

Fiscal Year	Stores Opened	Stores Closed	Total Stores at End of Fiscal Year
Balance forward	NA	NA	NA
2003	8	—	8
2004	11	—	19
2005	11	—	30
2006	14	—	44
2007	3	—	47

The following table reconciles Future Shop stores open at the beginning and end of each of the last five fiscal years:

Fiscal Year	Stores Opened	Stores Closed	Total Stores at End of Fiscal Year
Balance forward	NA	NA	95
2003	9	—	104
2004	4	—	108
2005	6	—	114
2006	5	1	118
2007	3	—	121

The following table reconciles Five Star stores open at the end of fiscal 2007:

Fiscal Year	Stores Opened	Stores Closed	Total Stores at End of Fiscal Year
Balance forward(1)	NA	NA	131
2007	8	4	135

(1)                  As of the June 8, 2006, date of acquisition

The following table reconciles the China Best Buy store open at the end of fiscal 2007:

Fiscal Year	Stores Opened	Stores Closed	Total Stores at End of Fiscal Year
Balance forward	NA	NA	NA
2007	1	—	1

During fiscal 2008, we expect to open approximately 130 new stores in the United States, Canada and China. Most of the new stores will be opened in markets where we already have stores, leveraging our infrastructure and making shopping more convenient for our customers. In the U.S., we anticipate opening approximately 90 Best Buy stores, as well as relocating approximately eight existing Best Buy stores. We also expect to open up to five Pacific Sales stores. In Canada, we expect to open three to five Best Buy stores and seven to nine Future Shop stores, as well as relocating approximately two existing Future Shop stores. In China, we plan to open 20 to 23 Five Star stores. We also expect to open two to three additional Best Buy stores in China in the next 12 to 18 months. Finally, we anticipate extending our international presence by opening test stores in Mexico and Turkey, also within the next 12 to 18 months.

Additional information regarding our outlook for fiscal 2008 is included in the Outlook for Fiscal 2008 section of Item 7, Management’s Discussion and Analysis of Financial

Condition and Results of Operations, of this Annual Report on Form 10-K.

Intellectual Property

We believe we own valuable intellectual property including trademarks, service marks and tradenames, some of which are of material importance to our business, and include “Best Buy,” the “Yellow Tag” logo, “Geek Squad,” “Five Star,” “Future Shop,” “Magnolia Audio Video” and “Pacific Sales.” Some of our intellectual property is the subject of numerous United States and foreign trademark and service mark registrations. Our trademarks in the United States generally have 10 year renewable terms. We believe our intellectual property has significant value and is an important factor in the marketing of our company, our stores and our Web sites. We also believe we own valuable patents and intellectual property for which we have patents pending. We are not aware of any facts that could negatively impact our continuing use of any of our intellectual property.

In accordance with accounting principles generally accepted in the United States (“GAAP”), our balance sheets include the cost of acquired intellectual property only. The only material acquired intellectual properties presently included in our balance sheets are the Future Shop, Five Star and Pacific Sales tradenames, which had a total carrying value of $81 million at the end of fiscal 2007. The values of these tradenames are based on the continuation of the Future Shop, Five Star and Pacific Sales brands. We currently classify these tradenames as indefinite-lived intangible assets. If we were to abandon the Future Shop, Five Star or Pacific Sales brand, we would incur an impairment charge based on the then-carrying value of the associated tradename.

Seasonality

Our revenue and earnings are typically greater during our fiscal fourth quarter, which includes the majority of the holiday selling season in the United States and Canada.

Working Capital

We fund our business operations through a combination of available cash and cash equivalents, short-term investments and cash flows generated from operations. In addition, our revolving credit facilities are available for additional working capital needs or investment opportunities.

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

Competition

Our stores compete against other consumer electronics retailers, specialty home-office retailers, mass merchants, home-improvement superstores and a growing number of direct-to-consumer alternatives. Our stores also compete against independent dealers, regional chain discount stores, wholesale clubs, video rental stores and other specialty retail stores. Mass merchants continue to increase their assortment of consumer electronics products, primarily those that are less complex to sell, install and operate, and have been expanding their product offerings into higher-end categories. Similarly, large home-improvement retailers are expanding their assortment of appliances. In addition, consumers are increasingly downloading entertainment and computer software directly via the Internet.

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

Environmental Matters

We are not aware of any federal, state or local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, that have materially affected, or will materially affect, our net earnings or competitive position, or have resulted or will result in material capital expenditures. During fiscal 2007, we had no material capital expenditures for environmental control facilities and no such material expenditures are anticipated in the foreseeable future.

Number of Employees

At the end of fiscal 2007, we employed approximately 140,000 full-time, part-time and seasonal employees. We consider our employee relations to be good. There are currently no collective bargaining agreements covering any of our employees, and we have not experienced a strike or work stoppage.

Financial Information About Geographic Areas

We operate two reportable segments: Domestic and International. Financial information regarding the Domestic and International geographic areas is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 11, Segment and Geographic Information, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Available Information

We are subject to the reporting requirements of the Exchange Act and its rules and regulations. The Exchange Act requires us to file reports, proxy statements and other information with the U.S. Securities and Exchange Commission (“SEC”). Copies of these reports, proxy statements and other information can be read and copied at:

SEC Public Reference Room
100 F Street NE
Washington, D.C. 20549

Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

The SEC maintains a Web site that contains reports, proxy statements and other information regarding issuers that file electronically with the SEC. These materials may be obtained electronically by accessing the SEC’s Web site at http://www.sec.gov.

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

We also make available, free of charge on our Web site, the charters of the Audit Committee, the Compensation and Human Resources Committee, and the Nominating, Corporate Governance and Public Policy Committee, as well as the Corporate Governance Principles of our Board of Directors (“Board”) and our Code of Business Ethics (including any amendment to, or waiver from, a provision of our Code of Business Ethics) adopted by our Board. These documents are posted on our Web site at www.BestBuy.com — select the “For Our Investors” link and then the “Corporate Governance” link.

Copies of any of the above-referenced documents will also be made available, free of charge, upon written request to:

Best Buy Co., Inc.
Investor Relations Department
7601 Penn Avenue South
Richfield, MN 55423-3645

Item 1A. Risk Factors.

Described below are certain risks that our management believes are applicable to our business and the industry in which we operate. There may be additional risks that are not presently material or known. There are also risks within the economy and the capital markets, both domestically and internationally, that affect business generally, and our company and industry as well, such as inflation; higher interest rates; higher fuel and other energy costs; higher transportation costs; higher costs of labor, insurance and healthcare; foreign currency exchange rate fluctuations;

and higher levels of unemployment, which have not been described. You should carefully consider each of the following risks and all other information set forth in this Annual Report on Form 10-K.

If any of the events described below were to occur, our business, financial condition, results of operations, liquidity or access to the capital markets could be materially adversely affected. The following risks could cause our actual results to differ materially from our historical results and from results predicted by forward-looking statements made by us or on our behalf related to conditions or events that we anticipate may occur in the future. All forward-looking statements made by us or on our behalf are qualified by the risks described below.

If we do not anticipate and respond to changing consumer preferences in a timely manner, our operating results could suffer.

Our business depends, in large part, on our ability to introduce successfully new products, services and technologies to consumers; the frequency of such introductions; the level of consumer acceptance; and the related impact on the demand for existing products, services and technologies. Failure to predict accurately constantly changing consumer tastes, preferences, spending patterns and other lifestyle decisions, or to address effectively consumer concerns, could have a material adverse effect on our revenue, results of operations and standing with our customers.

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

Our performance is dependent on attracting and retaining a large and growing number of employees. We believe our competitive advantage is providing unique end-to-end solutions for each individual customer, which requires us to have highly trained and engaged employees. Our success depends in part upon our ability to attract, develop and retain a sufficient number of qualified employees, including store, service and administrative personnel. The turnover rate in the retail industry is high, and qualified individuals of the requisite caliber and number needed to fill these positions may be in short supply in some areas. Competition for such qualified individuals could require us to pay higher wages to attract a sufficient number of employees. Our inability to recruit a sufficient number of qualified individuals in the future may delay planned openings of new stores or affect the speed with which we expand initiatives such as Best Buy For Business and services. Delayed store openings, significant increases in employee turnover rates or significant increases in labor costs could have a material adverse effect on our business, financial condition and results of operations.

We face strong competition from traditional store-based retailers, Internet businesses and other forms of retail commerce, which could materially affect our revenue and profitability.

The retail business is highly competitive. We compete for customers, employees, locations, products and other important aspects of our business with many other local, regional, national and international retailers. Pressure from our competitors, some of which have a greater market presence and more financial resources than we do, could require us to reduce our prices or increase our costs of doing business. As a result of this competition, we may experience lower revenue and/or higher operating costs, which could materially adversely affect our results of operations.

Our growth strategy includes expanding our business, both in existing markets and by opening stores in new markets.

Our future growth is dependent, in part, on our ability to build or lease new stores. We compete with other retailers and businesses for suitable locations for our stores. Local land use, local zoning issues, environmental regulations and other regulations applicable to the types of stores we desire to construct may impact our ability to find suitable locations, and also influence the cost of constructing and leasing our stores. We also may have difficulty negotiating leases or real estate purchase agreements on acceptable terms. Failure to manage effectively these and other similar factors will affect our ability to build or lease new stores, which may have a material adverse effect on our future profitability.

We seek to expand our business in existing markets in order to attain a greater overall market share. Because our stores typically draw customers from their local areas, a new store may draw customers away from our nearby existing stores and may cause customer traffic and comparable store sales performance to decline at those existing stores.

We also intend to open stores in new markets. The risks associated with entering a new market include difficulties in attracting customers due to a lack of customer familiarity with our brand, our lack of familiarity with local customer preferences and seasonal differences in the market. In addition, entry into new markets may bring us into competition with new competitors or with existing competitors with a large, established market presence. While we have a strong track record of profitable new-store growth, we cannot ensure that our new stores will be profitably deployed; as a result, our future profitability may be materially adversely affected.

Risks associated with the vendors from whom our products are sourced could materially adversely affect our revenue and gross profit.

The products we sell are sourced from a wide variety of domestic and international vendors. Global sourcing has become an increasingly important part of our business and positively affects our financial performance. Our 20 largest suppliers account for over three-fifths of the merchandise we purchase. If any of our key vendors fails to supply us with products, we may not be able to meet the demands of our customers and revenue could decline. We require all of our vendors to comply with applicable laws, including labor and environmental laws, and otherwise be certified as meeting our required vendor standards of conduct. Our ability to find qualified vendors who meet our standards and supply products in a timely and efficient manner is a significant challenge, especially with respect to goods sourced from outside the United States. Political or financial instability, merchandise quality issues, trade restrictions, tariffs, foreign currency exchange rates, transportation capacity and costs, inflation, outbreak of pandemics and other factors relating to foreign trade are beyond our control. These and other issues affecting our vendors could materially adversely affect our revenue and gross profit.

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

We have engaged Accenture to manage our information technology and human resources operations. We rely heavily on our management information systems for inventory management, distribution and other functions. We also rely heavily on human resources support to attract, develop and retain a sufficient number of qualified employees. Any disruption in our relationship with Accenture could result in decreased revenue and increased overhead costs, causing our business and results of operations to suffer materially.

Failure to protect the integrity and security of our customers’ information could expose us to litigation and materially damage our standing with our customers.

The increasing costs associated with information security — such as increased investment in technology, the costs of compliance with consumer protection laws and costs resulting from consumer fraud — could cause our business and results of operations to suffer materially. Additionally, the success of our online operations depends upon the secure transmission of confidential information over public networks, including the use of cashless payments. While we are taking significant steps to protect customer and confidential information, there can be no assurance that advances in computer capabilities, new discoveries in the field of cryptography or other developments will prevent the compromise of our customer transaction processing capabilities and personal data. If any such compromise of our information security were to occur, it could have a material adverse effect on our reputation, business, operating results and financial condition and may increase the costs we incur to protect against such information security breaches.

Failure in our pursuit or execution of new business ventures, strategic alliances and acquisitions could have a material adverse impact on our business.

Our growth strategy includes expansion via new business ventures, strategic alliances and acquisitions. While we employ several different valuation methodologies to assess a potential growth opportunity, we can give no assurance that new business ventures and strategic alliances will positively affect our financial performance. Acquisitions may result in the diversion of our capital and our management’s attention from other business issues and opportunities. We may not be able to assimilate or integrate successfully companies that we acquire, including their personnel, financial systems, distribution, operations and general operating procedures. If we fail to assimilate or integrate acquired companies successfully, our business could suffer materially. We may also encounter challenges in achieving appropriate internal control over financial reporting in connection with the integration of an acquired company. In addition, the integration of any acquired company, and its financial results, into ours may have a material adverse effect on our operating results.

We are highly dependent on the cash flows and net earnings we generate during our fourth fiscal quarter, which includes the majority of the holiday selling season.

Approximately one-third of our revenue and more than one-half of our net earnings are generated in our fourth fiscal quarter, which includes the majority of the holiday selling season in the United Sates and Canada. Unexpected events or developments such as natural disasters, man-made disasters and adverse economic conditions in our fourth quarter could have a material adverse effect on our revenue and earnings.

The foregoing should not be construed as an exhaustive list of all factors that could cause actual results to differ materially from those expressed in forward-looking statements made by us or on our behalf.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Stores, Distribution Centers and Corporate Facilities

Domestic Segment

The following table summarizes the geographic location of our Domestic segment stores at the end of fiscal 2007:

	U.S. Best Buy Stores	U.S. Geek Squad Stores	Magnolia Audio Video Stores	Pacific Sales Stores
Alabama	10	—	—	—
Alaska	1	—	—	—
Arizona	18	—	—	—
Arkansas	5	—	—	—
California	91	2	11	14
Colorado	14	1	—	—
Connecticut	10	—	—	—
Delaware	3	—	—	—
District of Columbia	1	—	—	—
Florida	46	—	—	—
Georgia	26	3	—	—
Hawaii	2	—	—	—
Idaho	4	—	—	—
Illinois	49	—	—	—
Indiana	19	—	—	—
Iowa	12	—	—	—
Kansas	8	—	—	—
Kentucky	8	—	—	—
Louisiana	10	—	—	—
Maine	3	—	—	—
Maryland	20	—	—	—
Massachusetts	20	—	—	—
Michigan	30	—	—	—
Minnesota	21	2	—	—
Mississippi	5	—	—	—
Missouri	18	—	—	—
Montana	3	—	—	—
Nebraska	4	—	—	—
Nevada	7	—	—	—
New Hampshire	6	—	—	—
New Jersey	19	—	—	—
New Mexico	5	—	—	—
New York	40	—	—	—
North Carolina	25	—	—	—
North Dakota	4	—	—	—
Ohio	34	—	—	—
Oklahoma	7	—	—	—
Oregon	7	—	2	—
Pennsylvania	26	—	—	—
Rhode Island	1	—	—	—
South Carolina	11	—	—	—
South Dakota	2	—	—	—
Tennessee	12	—	—	—
Texas	81	3	—	—
Utah	8	—	—	—
Vermont	1	—	—	—
Virginia	24	—	—	—
Washington	19	—	7	—
West Virginia	2	—	—	—
Wisconsin	20	1	—	—
Total	822	12	20	14

Note: At the end of fiscal 2007, we owned 23 of our U.S. Best Buy stores. Also at the end of fiscal 2007, we operated 31 U.S. Best Buy stores with owned improvements on leased land. All other stores in the Domestic segment at the end of fiscal 2007 were leased.

At the end of fiscal 2007, we operated 822 U.S. Best Buy stores, 20 Magnolia Audio Video stores, 14 Pacific Sales stores and 12 Geek Squad stores, totaling approximately 34.0 million retail square feet.

The operations of the Domestic segment are serviced by the following major distribution centers:

Location	Square Footage	Owned or Leased
Dinuba, California	1,028,000	Owned
Findlay, Ohio	1,010,000	Leased
Nichols, New York	720,000	Owned
Ardmore, Oklahoma	720,000	Owned
Franklin, Indiana	714,000	Owned
Staunton, Virginia	709,000	Leased
Dublin, Georgia	700,000	Leased
Bloomington, Minnesota	425,000	Leased
Whittier, California	305,000	Leased
Total	6,331,000

We also lease approximately 2.9 million square feet of space in 13 satellite warehouses in major metropolitan markets for home delivery of major appliances and large-screen televisions.

Our principal corporate office is located in Richfield, Minnesota, and is an owned facility consisting of four interconnected buildings totaling approximately 1.5 million square feet. Accenture, who manages our information technology and human resources operations, and certain other of our vendors who provide us with a variety of additional corporate services, occupy a portion of our principal corporate office.

International Segment

The following table summarizes the geographic location of our International segment stores at the end of fiscal 2007:

	Canada		China
	Canada Best Buy Stores	Future Shop Stores	China Best Buy Stores	Five Star Stores
Alberta	7	15
British Columbia	6	21
Manitoba	2	5
New Brunswick	—	3
Newfoundland	—	1
Nova Scotia	—	2
Ontario	23	48
Prince Edward Island	—	1
Quebec	8	22
Saskatchewan	1	3
Anhui			—	14
Henan			—	7
Jiangsu			—	86
Shandong			—	8
Shanghai			1	—
Sichuan			—	4
Yunnan			—	3
Zhejiang			—	13
Total	47	121	1	135

Note: At the end of fiscal 2007, we owned three of our Canada Best Buy stores, six of our Five Star stores and our China Best Buy store. All other stores in the International segment at the end of fiscal 2007 were leased.

At the end of fiscal 2007, we operated 121 Future Shop stores, 47 Canada Best Buy stores, 135 Five Star stores and one China Best Buy store, totaling approximately 7.9 million retail square feet.

Our International segment leases approximately 1.1 million square feet of distribution center space in Brampton, Ontario, and approximately 0.4 million square feet of distribution center space in Burnaby, British Columbia to service our Canada operations.

We also lease approximately 0.6 million square feet of distribution center space in Jiangsu province, and an additional 0.6 million square feet of distribution center space throughout the Five Star retail chain to support our Five Star distribution network.

The principal office for our Canada operations is located in a 141,000-square-foot leased facility in Burnaby, British Columbia. The principal office for our Five Star operations is located in a 46,000-square-foot owned facility in Nanjing, Jiangsu. The principal office for our China Best Buy operations is located in a 27,000-square-foot leased facility in Shanghai.

Global Sourcing

In support of our global sourcing initiative, we lease office space in China totaling approximately 32,000 square feet at the end of fiscal 2007.

Operating Leases

Almost all of our stores and a majority of our distribution facilities are leased. Terms of the lease agreements generally range from 10 to 20 years. Most of the leases contain renewal options and escalation clauses.

Additional information regarding our operating leases is available in Note 8, Leases, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Item 3. Legal Proceedings.

On December 8, 2005, a purported class action lawsuit captioned, Jasmen Holloway, et al. v. Best Buy Co., Inc., was filed against us in the U.S. District Court for the Northern District of California. This federal court action alleges that we discriminate against women and minority individuals on the basis of gender, race, color and/or national origin in our stores with respect to recruitment, hiring, job assignments, transfers, promotions, compensation, allocation of weekly hours and other terms and conditions of employment. The plaintiffs seek an end to discriminatory policies and practices, an award of back and front pay, punitive damages and injunctive relief, including rightful place relief for all class members. We believe the allegations are without merit and intend to defend this action vigorously.

We are involved in various other legal proceedings arising in the normal course of conducting business. We believe the amounts provided in our consolidated financial statements, as prescribed by GAAP, are adequate in light of the probable and estimable liabilities. The resolution of those proceedings is not expected to have a material effect on our results of operations or financial condition.

Executive Officers of the Registrant

(As of March 3, 2007)

Name	Age	Position With the Company	Years With the Company
Bradbury H. Anderson	57	Vice Chairman and Chief Executive Officer	34
Richard M. Schulze	66	Founder and Chairman of the Board	41
Allen U. Lenzmeier	63	Vice Chairman	23
Brian J. Dunn	46	President and Chief Operating Officer	22
Robert A. Willett	60	Chief Executive Officer — Best Buy International	3
Kevin T. Layden	46	President and Chief Operating Officer — Best Buy Canada	10
Shari L. Ballard	40	Executive Vice President — Human Resources and Legal	14
Thomas C. Healy	45	Executive Vice President — Best Buy For Business	17
Darren R. Jackson	42	Executive Vice President — Finance and Chief Financial Officer	7
Timothy D. McGeehan	40	Executive Vice President — Retail Sales	19
Kalendu Patel	43	Executive Vice President — Strategy and International	4
Joseph M. Joyce	55	Senior Vice President, General Counsel and Assistant Secretary	16
James L. Muehlbauer	45	Senior Vice President and Chief Financial Officer — Best Buy U.S.	5
John Noble	48	Senior Vice President and Chief Financial Officer — Best Buy International	5
Ryan D. Robinson	41	Senior Vice President and Chief Financial Officer — New Growth Platforms	5
Susan S. Grafton	50	Vice President, Controller and Chief Accounting Officer	6

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

Richard M. Schulze is a founder of Best Buy. He has been an officer and director from our inception in 1966 and currently is Chairman of the Board. Effective in June 2002, he relinquished the duties of Chief Executive Officer. He had been our principal executive officer for more than 30 years. He is on the board of the University of St. Thomas, chairman of its Executive and Institutional Advancement Committee, and a member of its Board Affairs Committee. Mr. Schulze is also chairman of the board of the University of St. Thomas Business School.

Allen U. Lenzmeier has been a director since February 2001 and is currently our Vice Chairman, serving on a part-time basis to support our international expansion. Prior to his promotion to his current position in 2004, he served in various capacities since joining us in 1984, including as President and Chief Operating Officer from 2002 to 2004, and as President of Best Buy Retail Stores from 2001 to 2002. He serves on the board of UTStarcom, Inc. He is also a national trustee for the Boys and Girls Clubs of America and serves on its Twin Cities board.

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

Kevin T. Layden was named President and Chief Operating Officer — Best Buy Canada (formerly Future Shop Ltd.) in 1999, with responsibility for both our Canada Best Buy and Future Shop operations. Mr. Layden joined us in 1997 as

Vice President — Merchandising. Prior to joining us, he spent approximately 17 years with Circuit City Stores, Inc., a retailer of consumer electronics, serving in positions of increasing responsibility, including most recently as assistant vice president and general manager for New York.

Shari L. Ballard was named Executive Vice President — Human Resources and Legal in December 2004. Ms. Ballard joined us in 1993 and has held positions as Senior Vice President, Vice President, and general and assistant store manager.

Thomas C. Healy was named Executive Vice President — Best Buy For Business in December 2004. Mr. Healy joined us in 1990 and has held positions as President — Best Buy International, Senior Vice President, Regional Vice President, district manager and store manager.

Darren R. Jackson was named Executive Vice President — Finance and Chief Financial Officer in April 2002. Mr. Jackson joined us in 2000 as Senior Vice President — Finance and Treasurer and was promoted to Chief Financial Officer in 2001. Prior to that, Mr. Jackson served as chief financial officer of the Full-Line Store Division at Nordstrom, Inc., a department store chain, from 1998 to 2000 and as chief financial officer of Carson Pirie Scott & Co. Inc., a department store chain, from 1996 to 1998. A certified public accountant (inactive), Mr. Jackson has 18 years of experience in the retail industry. He serves as a director of Advanced Auto Parts, Inc., vice chairman of the Marquette University board and a director of Cristo Rey Network.

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

Joseph M. Joyce was named Senior Vice President, General Counsel and Assistant Secretary in 1997. Mr. Joyce joined us in 1991 as Vice President — Human Resources and General Counsel. Prior to joining us, Mr. Joyce was with Tonka Corporation, a toy maker, having most recently served as vice president, secretary and general counsel.

James L. Muehlbauer was named Senior Vice President and Chief Financial Officer — Best Buy U.S. in December 2006. He joined us in 2002 and has served as Senior Vice President — Finance, and Vice President and Chief Financial Officer — Musicland. Prior to joining us, Mr. Muehlbauer spent 10 years with The Pillsbury Company, a consumer packaged goods company, where he held various senior-level finance management positions, including vice president and worldwide controller, vice president of operations, divisional finance director, director of mergers and acquisitions, and director of internal audit. A certified public accountant (inactive), Mr. Muehlbauer spent eight years with Coopers & Lybrand LLP and most recently served as a senior manager in the firm’s audit and consulting practice.

John Noble was named Senior Vice President and Chief Financial Officer — Best Buy International in May 2006. Mr. Noble joined us in 2002 and has held positions as Senior Vice President and Chief Financial Officer — Best Buy Canada, and Vice President — Finance. Prior to joining us, Mr. Noble spent 10 years with The Pillsbury Company, and most recently served as vice president — finance for operations.

Ryan D. Robinson was named Senior Vice President and Chief Financial Officer — New Growth Platforms in December 2006. Mr. Robinson joined us in 2002 and has held positions as Senior Vice President — Finance and Treasurer, and Vice President — Finance and Treasurer. Prior to joining us, he spent 15 years at ABN AMRO Holding N.V., an international bank, and most recently served as senior vice president and director of that financial institution’s North American private-equity activities. Mr. Robinson also held management positions in ABN AMRO Holding N.V.’s corporate finance, finance advisory, acquisitions and asset securitization divisions.

Susan S. Grafton was named Vice President, Controller and Chief Accounting Officer in December 2006. Ms. Grafton joined us in 2000 and has held positions as Vice President — Financial Operations and Controller, Vice President — Planning and Performance Management, Senior Director, and Director. Prior to joining us, she was with The Pillsbury Company and Pitney Bowes, Inc. in numerous finance and accounting positions. Ms. Grafton serves on the Finance Leaders Council for the National Retail Industry Leaders Association and the Financial Executive Council for the National Retail Federation.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

 (This page intentionally left blank)

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

	Sales Price
	High	Low
Fiscal 2007
First Quarter	$59.50	$50.49
Second Quarter	55.51	43.51
Third Quarter	58.49	44.53
Fourth Quarter	56.69	45.08
Fiscal 2006
First Quarter	$36.99	$31.93
Second Quarter	53.17	36.20
Third Quarter	50.88	40.40
Fourth Quarter	56.00	42.75

Holders

As of April 30, 2007, there were 3,683 holders of record of Best Buy common stock.

Dividends

In fiscal 2004, our Board initiated the payment of a regular quarterly cash dividend, then $0.07 per common share per quarter. A quarterly cash dividend has been paid in each subsequent quarter. Effective with the quarterly cash dividend paid in the third quarter of fiscal 2005, we increased our quarterly cash dividend per common share by 10%. Effective with the quarterly cash dividend paid in the third quarter of fiscal 2006, we increased our quarterly cash dividend per common share by 9%, to $0.08 per common share per quarter. Effective with the quarterly cash dividend paid in the third quarter of fiscal 2007, we increased our quarterly cash dividend per common share by 25% to $0.10 per common share per quarter. The payment of cash dividends is subject to customary legal and contractual restrictions.

Future dividend payments will depend on our earnings, capital requirements, financial condition and other factors considered relevant by our Board.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

From time to time, we repurchase our common stock in the open market pursuant to programs approved by our Board. We may repurchase our common stock for a variety of reasons, such as acquiring shares to offset dilution related to equity-based incentives, including stock options and our employee stock purchase plan, and optimizing our capital structure.

In June 2006, our Board authorized a $1.5 billion share repurchase program. The program, which became effective on June 21, 2006, terminated and replaced a $1.5 billion share repurchase program authorized by our Board in April 2005. There is no expiration date governing the period over which we can make our share repurchases under the June 2006 share repurchase program.

During the fourth quarter of fiscal 2007, we purchased and retired 2.3 million shares at a cost of $116 million pursuant to the June 2006 share repurchase program. At the end of fiscal 2007, $1.2 billion of the $1.5 billion originally authorized by our Board was available for future share repurchases.

We consider several factors in determining when to make share repurchases including, among other things, our cash needs and the market price of our stock. We expect that cash provided by future operating activities, as well as available cash and cash equivalents and short-term investments, will be the sources of funding for our share repurchase program. Based on the anticipated amounts to be generated from those sources of funds in relation to the remaining authorization approved by our Board under the June 2006 share repurchase program, we do not expect that future share repurchases will have a material impact on our short-term or long-term liquidity.

The following table presents the total number of shares repurchased during the fourth quarter of fiscal 2007 by fiscal month, the average price paid per share, the number of shares that were purchased as part of a publicly announced repurchase plan, and the approximate dollar value of shares that may yet be purchased pursuant to the $1.5 billion share repurchase program as of the end of fiscal 2007:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs	(1)
November 26, 2006, through December 30, 2006	1,692,806	$49.41	1,692,806		$1,265,000,000
December 31, 2006, through January 27, 2007	649,977	49.21	649,977		1,233,000,000
January 28, 2007, through March 3, 2007	—	—	—		1,233,000,000
Total Fiscal 2007 Fourth Quarter	2,342,783	$49.36	2,342,783		$1,233,000,000

(1)                  Pursuant to a $1.5 billion share repurchase program announced on June 21, 2006. There is no expiration date governing the period over which we can make our share repurchases under the June 2006 share repurchase program. The June 2006 share repurchase program terminated and replaced a $1.5 billion share repurchase program announced on April 27, 2005.

Additional information regarding our share repurchase program is included in the Liquidity and Capital Resources and Outlook for Fiscal 2008 sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations, included as Item 7 of this Annual Report on Form 10-K.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about Best Buy Common Stock that may be issued under our equity compensation plans as of March 3, 2007.

Plan Category	Securities to Be Issued Upon Exercise of Outstanding Options		Weighted Average Exercise Price per Share	(1)	Securities Available for Future Issuance	(2)
Equity compensation plans approved by security holders(3)	31,376,985	(4)	$35.81		11,911,862
Equity compensation plans not approved by security holders(5)	11,250		34.44		NA
Total	31,388,235		$35.81		11,911,862

(1)      Includes weighted average exercise price of outstanding stock options only.

(2)                  Includes 3,978,674 shares of Best Buy Common Stock which have been reserved for issuance under the Best Buy Co., Inc. 2003 Employee Stock Purchase Plan.

(3)                  Includes the 1994 Full-Time Non-Qualified Stock Option Plan, the 1997 Directors’ Non-Qualified Stock Option Plan, the 1997 Employee Non-Qualified Stock Option Plan, the Assumed Musicland 1998 Stock Incentive Plan, the 2000 Restricted Stock Award Plan, and the 2004 Omnibus Stock and Incentive Plan.

(4)                  Includes grants of stock options and performance-based and time-based restricted stock.

(5)                  Represents non-plan options issued to one of our executive officers in 2002 in consideration of his service to the Board prior to his employment with Best Buy.

Best Buy Stock Comparative Performance Graph

The information contained in this Best Buy Stock Comparative Performance Graph section shall not be deemed to be “soliciting material” or “filed” or incorporated by reference in future filings with the SEC, or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, except to the extent that we specifically incorporate it by reference into a document filed under the Securities Act of 1933 or the Securities Exchange Act of 1934.

The graph below compares the cumulative total shareholder return on Best Buy common stock for the last five fiscal years with the cumulative total return on the Standard & Poor’s 500 Index (“S&P 500”), of which we are a component, and the Standard & Poor’s Retailing Group Industry Index (“S&P Retailing Group”), of which we are a component. The S&P Retailing Group is a capitalization-weighted index of domestic equities traded on the NYSE, the American Stock Exchange and NASDAQ, and includes high-capitalization stocks representing the retail sector of the S&P 500.

The graph assumes an investment of $100 at the close of trading on March 1, 2002, the last trading day of fiscal 2002, in Best Buy common stock, the S&P 500 and the S&P Retailing Group.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN*
Among Best Buy Co., Inc., the S&P 500 Index
and the S&P Retailing Group

	FY02	FY03	FY04	FY05	FY06	FY07
Best Buy Co., Inc.	100.00	64.10	118.25	115.68	182.78	157.82
S&P 500	100.00	77.32	107.10	114.57	124.20	139.07
S&P Retailing Group	100.00	69.45	105.43	113.29	124.06	137.12

*                      Cumulative Total Return assumes dividend reinvestment.

Source: Research Data Group, Inc.

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

Five-Year Financial Highlights

$ in millions, except per share amounts

Fiscal Year	2007 (1)	2006 (2)	2005 (3)	2004	2003
Consolidated Statements of Earnings Data
Revenue	$35,934	$30,848	$27,433	$24,548	$20,943
Operating income	1,999	1,644	1,442	1,304	1,010
Earnings from continuing operations	1,377	1,140	934	800	622
Loss from discontinued operations, net of tax	—	—	—	(29)	(441)
Gain (loss) on disposal of discontinued operations, net of tax	—	—	50	(66)	—
Cumulative effect of change in accounting principles, net of tax(4)	—	—	—	—	(82)
Net earnings	1,377	1,140	984	705	99
Per Share Data(5)
Continuing operations	$2.79	$2.27	$1.86	$1.61	$1.27
Discontinued operations	—	—	—	(0.06)	(0.89)
Gain (loss) on disposal of discontinued operations	—	—	0.10	(0.13)	—
Cumulative effect of accounting changes	—	—	—	—	(0.16)
Net earnings	2.79	2.27	1.96	1.42	0.20
Cash dividends declared and paid	0.36	0.31	0.28	0.27	—
Common stock price:
High	59.50	56.00	41.47	41.80	35.83
Low	43.51	31.93	29.25	17.03	11.33
Operating Statistics
Comparable store sales gain(6)	5.0%	4.9%	4.3%	7.1%	2.4%
Gross profit rate	24.4%	25.0%	23.7%	23.9%	23.6%
Selling, general and administrative expenses rate	18.8%	19.7%	18.4%	18.6%	18.8%
Operating income rate	5.6%	5.3%	5.3%	5.3%	4.8%
Year-End Data
Current ratio(7)(8)	1.4	1.3	1.4	1.3	1.3
Total assets(7)	$13,570	$11,864	$10,294	$8,652	$7,694
Debt, including current portion(7)	650	596	600	850	834
Total shareholders’ equity	6,201	5,257	4,449	3,422	2,730
Number of stores
Domestic	868	774	694	631	567
International	304	167	144	127	112
Total	1,172	941	838	758	679
Retail square footage (000s)
Domestic	33,959	30,826	28,465	26,640	24,432
International	7,926	3,564	3,139	2,800	2,375
Total	41,885	34,390	31,604	29,440	26,807

(1)                  Fiscal 2007 included 53 weeks. All other periods presented included 52 weeks.

(2)                  In the first quarter of fiscal 2006, we early-adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“123(R)”), requiring us to recognize expense related to the fair value of our stock-based compensation awards. We elected the modified prospective transition method as permitted by SFAS No. 123(R) and, accordingly, financial results for years prior to fiscal 2006 have not been restated. Stock-based compensation expense in fiscal 2007 and 2006 was $121 ($82 net of tax) and $132 ($87 net of tax), respectively. Stock-based compensation expense recognized in our financial results for years prior to fiscal 2006 was not significant.

Footnotes continue on next page.

$ in millions, except per share amounts

(footnotes continued)

(3)                  During the fourth quarter of fiscal 2005, following a review of our lease accounting practices, we recorded a cumulative charge of $36 pre-tax ($23 net of tax) to correct our accounting for certain operating lease matters. Additionally, during the same quarter, we established a sales return liability which reduced gross profit by $15 pre-tax ($10 net of tax). Further, in fiscal 2005 we recognized a $50 tax benefit related to the reversal of valuation allowances on deferred tax assets as a result of the favorable resolution of outstanding tax matters with the Internal Revenue Service regarding the disposition of our interest in Musicland. The tax benefit was classified as discontinued operations.

(4)                  Effective on March 3, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets. During fiscal 2003, we completed the required goodwill impairment testing and recognized an after-tax, noncash impairment charge of $40 that was reflected in our fiscal 2003 financial results as a cumulative effect of a change in accounting principle. Also effective on March 3, 2002, we changed our method of accounting for vendor allowances in accordance with Emerging Issues Task Force (“EITF”) Issue No. 02-16, Accounting by a Reseller for Cash Consideration Received from a Vendor. The change resulted in an after-tax, noncash charge of $42 that also was reflected in our fiscal 2003 financial results as a cumulative effect of a change in accounting principle.

(5)                  Earnings per share is presented on a diluted basis and reflects three-for-two stock splits effected in August 2005 and May 2002.

(6)                  Comprised of revenue at stores and Web sites operating for at least 14 full months, as well as remodeled and expanded locations. Relocated stores are excluded from the comparable store sales calculation until at least 14 full months after reopening. Acquired stores are included in the comparable store sales calculation beginning with the first full quarter following the first anniversary of the date of acquisition. The calculation of the comparable store sales percentage gain excludes the effect of fluctuations in foreign currency exchange rates. All comparable store sales percentage calculations reflect an equal number of weeks. The method of calculating comparable store sales varies across the retail industry. As a result, our method of calculating comparable store sales may not be the same as other retailers’ methods.

During fiscal 2004, we refined our methodology for calculating our comparable store sales percentage gain to reflect the impact of non-point-of-sale (non-POS) revenue transactions. We refined our comparable store sales calculation in light of changes in our business. Previously, our comparable store sales calculation was based on store POS revenue. The comparable store sales percentage gains for fiscal 2007, 2006, 2005 and 2004 have been computed using the refined methodology. The comparable store sales percentage gain for fiscal 2003 has not been computed using the refined methodology. Refining the methodology for calculating our comparable store sales percentage gain did not impact previously reported revenue, net earnings or cash flows.

(7)                  Includes both continuing and discontinued operations.

(8)                  The current ratio is calculated by dividing total current assets by total current liabilities.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We believe transparency and clarity are the primary goals of successful financial reporting. We remain committed to increasing the transparency of our financial reporting, providing our shareholders with informative financial disclosures and presenting an accurate view of our financial position and operating results.

In accordance with Section 404 of the Sarbanes-Oxley Act of 2002, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our internal control over financial reporting and concluded that such control was effective as of March 3, 2007. In addition, our independent registered public accounting firm expressed an unqualified opinion on management’s assessment of the effectiveness of our internal control over financial reporting. Management’s report on the effectiveness of our internal control over financial reporting and the related report of our independent registered public accounting firm are included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in nine sections:

•        Overview

•        Business Strategy and Core Philosophies

•        Results of Operations

•        Liquidity and Capital Resources

•        Off-Balance-Sheet Arrangements and Contractual Obligations

•        Critical Accounting Estimates

•        New Accounting Standards

•        Outlook for Fiscal 2008

•        Subsequent Event

We believe our MD&A should be read in conjunction with the Consolidated Financial Statements and related Notes included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Our fiscal year ends on the Saturday nearest the end of February. Fiscal 2007 included 53 weeks, whereas our fiscal 2006 and 2005 each included 52 weeks.

Unless otherwise noted, this MD&A relates only to results from continuing operations. Fiscal 2005 reflects the classification of Musicland’s financial results as discontinued operations.

Overview

Best Buy Co., Inc. is a specialty retailer of consumer electronics, home-office products, entertainment software, appliances and related services.

We operate two reportable segments: Domestic and International. The Domestic segment is comprised of all U.S. store and online operations, including Best Buy, Geek Squad, Magnolia Audio Video and Pacific Sales. U.S. Best Buy stores offer a wide variety of consumer electronics, home-office products, entertainment software, appliances and related services, operating 822 stores in 49 states and the District of Columbia at the end of fiscal 2007. Geek Squad offers residential and commercial computer repair, support and installation services in all U.S. Best Buy stores and 12 stand-alone stores at the end of fiscal 2007. Magnolia Audio Video stores offer high-end audio and video products and related services from 20 stores located in California, Washington and Oregon at the end of fiscal 2007. Pacific Sales stores offer high-end home-improvement products, appliances and related services, operating 14 stores in Southern California at the end of fiscal 2007. We acquired Pacific Sales in the first quarter of fiscal 2007.

The International segment is comprised of all Canada store and online operations, including Best Buy, Future Shop and Geek Squad, as well as all China store and online operations, including Best Buy, Five Star and Geek Squad. We acquired a 75% interest in Five Star in the second quarter of fiscal 2007. We opened our first Best Buy store in China on December 28, 2006. Our International segment offers products and services similar to our Domestic segment’s offerings. However, Canada Best Buy stores do not carry appliances. Further, Five Star stores and our China Best Buy store do not carry entertainment software. At the end of fiscal 2007, we operated 47 Canada Best Buy stores in Ontario, Quebec, Alberta, British Columbia, Manitoba and Saskatchewan; 121 Future Shop stores throughout all of Canada’s provinces; 135 Five Star stores located in seven of China’s 34 provinces; and one China Best Buy store in Shanghai.

In support of our retail store operations, we also operate Web sites for each of our brands (BestBuy.com, BestBuyCanada.ca, BestBuy.com.cn, Five-Star.cn, FutureShop.ca, GeekSquad.com, GeekSquad.ca, MagnoliaAV.com and PacificSales.com).

Our business, like that of many retailers, is seasonal. Historically, we have realized more of our revenue and earnings in the fiscal fourth quarter, which includes the majority of the holiday selling season in the United States and Canada, than in any other fiscal quarter. The timing of new-store openings, costs associated with the development of new businesses, as well as general economic conditions may also affect our future quarterly results.

Acquisitions

Pacific Sales Kitchen and Bath Centers, Inc.

On March 7, 2006, we acquired all of the common stock of Pacific Sales for $411 million, or $408 million, net of cash acquired, including transaction costs. We acquired Pacific Sales, a high-end home-improvement and appliance retailer, to enhance our ability to grow with an affluent customer base and premium brands using a proven and successful showroom format. Utilizing the existing store format, we expect to expand the number of stores in order to capitalize on the expanding high-end segment of the U.S. appliance market. At March 3, 2007, Pacific Sales operated 14 showrooms in Southern California and contributed revenue of $296 million to our consolidated financial results in fiscal 2007.

Jiangsu Five Star Appliance Co., Ltd.

On June 8, 2006, we acquired a 75% interest in Five Star for $184 million, including a working capital injection of $122 million and transaction costs. Five Star is one of China’s largest appliance and consumer electronics retailers, with 135 stores located in seven of China’s 34 provinces. We made the investment in Five Star to further our international growth plans, to increase our knowledge of Chinese customers and to obtain an immediate retail presence in China.

Five Star employs a business model that carries a significantly lower gross profit rate and a significantly lower selling, general and administrative expenses (“SG&A”) rate than our other operations. Consistent with China’s statutory requirements, Five Star’s fiscal year ends on December 31. Therefore, we have elected to consolidate Five Star’s financial results on a two-month lag. Five Star’s operations for the period of June 8, 2006, through December 31, 2006, contributed revenue of $563 million to our consolidated financial results in fiscal 2007.

Financial Reporting Changes

To maintain consistency with our accounting policies, we reclassified selected balances from receivables to cash and cash equivalents in our February 25, 2006, consolidated balance sheet. This reclassification had no effect on previously reported operating income, net earnings or shareholders’ equity.

In November 2005, the Financial Accounting Standards Board (“FASB”) issued Staff Position (“FSP”) No. FAS 123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards. During the third quarter of fiscal 2007, we elected to adopt the alternative transition method provided in FSP No. FAS 123(R)-3 for calculating the tax effects of stock-based compensation. The alternative transition method includes simplified methods to determine the beginning balance of the additional paid-in capital (“APIC”) pool related to the tax effects of stock-based compensation, and to determine the subsequent impact on the APIC pool and the statement of cash flows of the tax effects of stock-based awards that were fully vested and outstanding upon the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment.

In accordance with SFAS No. 154, Accounting Changes and Error Corrections, the change in accounting principle related to our adoption of the alternative transition method has been applied retrospectively to our fiscal 2006 consolidated statement of cash flows. The effect on the consolidated statement of cash flows was a decrease in operating activities with an offsetting increase in financing activities of $22 million in fiscal 2006. The adoption of FSP No. FAS 123(R)-3 did not have an impact on our operating income, net earnings or shareholders’ equity.

Business Strategy and Core Philosophies

Our business, broadly defined, is about meeting the needs and wants of consumers, not all of which are confined to consumer electronics. We believe that our assets position us to solve more customer problems than ever. Specifically, our assets include 140,000 engaged employees; valuable relationships with vendors all over the world; emerging relationships with companies like Accenture, Apple and Car Phone Warehouse; and all of the other mutually enriching business relationships that our people continue to establish and develop wherever we go, from Asia to Silicon Valley.

We also have a sizeable cash balance. All of these assets are at our disposal as we envision how we’ll deepen our relationships with customers and increase shareholder value.

Our business strategy is customer centricity. We define customer centricity through its parts, which we call our three core philosophies: inviting our employees to contribute their unique ideas and experiences in service of customers; treating customers uniquely and honoring their differences; and meeting customers’ unique needs, end-to-end.

We start with a view of all of our customers, including what their problems are and what their desires are. We try to match that against everything we know about the solutions that now exist, or that could be created. Then we figure out how to get customers the right solutions by using our employees’ unique capabilities, as well as our network of vendors and outside partners. If we accomplish what we have set out to do, we believe these solutions may give us something unique in the marketplace, and something truly differentiated.

Mass merchants, direct sellers, other specialty retailers and online retailers are increasingly interested in our product categories because of rising demand. We believe that by understanding our customers better than our competitors do, and by inspiring our employees to have richer interactions with customers, we can differentiate ourselves and compete more effectively. We further believe that this strategy can be successful for us with a variety of products and services, store formats, customer groups and even countries.

Our customer centricity strategy provides the framework to grow and further enhance our business in the future. Examples of new growth areas so far have included our dual brand strategy in Canada, our Magnolia Home Theater store-within-a-store, our Geek Squad services business, our acquisition of Pacific Sales, and our entry into China last year with the Five Star acquisition and the opening of our first Best Buy store in Shanghai.

Profitably Scaling Customer Centricity

In fiscal 2007, we had six key priorities aimed at scaling customer centricity.

First, we implemented a single, customer-centric operating model at all U.S. Best Buy stores and at the corporate campus. Moving to a single operating model eliminated redundant work and allowed us to redeploy our efforts to support growth areas. In the coming year, we plan to continue this work by refining the store operating model.

Second, we opened 80 new U.S. Best Buy stores and added nearly 200 Magnolia Home Theater locations inside new and existing U.S. Best Buy stores, taking advantage of rising consumer interest in flat-panel TVs. We also enhanced the home theater area of more than 130 additional new and existing U.S. Best Buy stores. We gained market share in flat-panel TVs last year due in part to these investments. Additional home theater investments are planned for the coming year so we can serve a broader array of needs.

Third, we built our small business capabilities. We added Best Buy For Business locations to nearly 200 U.S. Best Buy stores, and trained more than 500 Microsoft-certified professionals by year-end. We plan to continue to grow this business in the coming year by adding capabilities in Voice over Internet Protocol (VOIP), through our acquisition of Speakeasy, Inc. (“Speakeasy”). We believe this acquisition also will improve our ability to form strong relationships with small business customers, as customers wish to save on their telecommunications costs and have a single source for their technology needs.

Fourth, we grew our services business by driving productivity improvements in computer services and home theater installation. We implemented new scheduling, routing and dispatch tools; launched a centralized repair facility (called Geek Squad City); and began a move to test a market-based approach to home visits and gained economies of scale. In the coming year, we hope to accelerate the growth of our services business, particularly our home theater installation business, based on consumer demand.

Fifth, we began to enhance our ability to provide complete solutions to customers. Our stores and Web sites need better tools and capabilities for describing, demonstrating and selling solutions such as digital music subscriptions, digital cable and voice over Internet telephony. We made modest progress in this area during the year and plan to accelerate this work in the coming year, starting with the infrastructure to support ongoing subscription relationships.

Sixth, we have embarked on a controlled international growth strategy, beginning with China, where we have operated sourcing offices for over three years. Through our acquisition of Five Star, we expanded our retail footprint into China. We also opened our first Best Buy store in China, an 80,000-square-foot store located in Shanghai. We anticipate advancing our international growth strategy by opening two to three additional Best Buy stores in China within the next 12 to 18 months, and by opening test stores in Mexico and Turkey, also within the next 12 to 18 months.

Results of Operations

Fiscal 2007 Summary

•        Net earnings in fiscal 2007 increased 21% to $1.4 billion, or $2.79 per diluted share, compared with $1.1 billion, or $2.27 per diluted share, in fiscal 2006. The increase was driven by revenue growth, including the addition of new stores during fiscal 2007 and a comparable store sales gain of 5.0%, and a decrease in our SG&A rate. These factors were partially offset by a decrease in our gross profit rate and a higher effective income tax rate.

•        Revenue in fiscal 2007 increased 16% to $35.9 billion. The increase reflected market share gains and was driven by the addition of new Best Buy and Future Shop stores during fiscal 2007, a full year of revenue from stores added in fiscal 2006, a 5.0% comparable store sales increase, and the acquisitions of Five Star and Pacific Sales. The remainder of the increase was due primarily to the inclusion of an extra week of business in fiscal 2007 and the favorable effect of fluctuations in foreign currency exchange rates.

•        Our gross profit rate in fiscal 2007 decreased by 0.6% of revenue to 24.4% of revenue. The decrease was due primarily to a lower-margin revenue mix, including increased revenue from notebook computers and video gaming hardware. Also contributing to the decrease, in order of impact, were a more promotional environment in the consumer electronics and home-office product groups, and the inclusion of our China operations for a portion of the year.

•        Our SG&A rate in fiscal 2007 decreased by 0.9% of revenue to 18.8% of revenue. The decrease was due primarily to the leveraging effect of the 16% growth in revenue and reduced performance-based incentive compensation. Also contributing to the decrease in our SG&A rate in fiscal 2007, in order of impact, were controlled expenses related to our strategic initiatives and expense reduction efforts. These factors were partially offset by increased expenses related to asset impairments, litigation and business closure costs.

•        Net earnings in fiscal 2007 included income of $20 million ($13 million net of tax, or $0.03 per diluted share) related to the gain from the sale of our investment in Golf Galaxy, Inc. In addition, net earnings in fiscal 2007 included income of $19 million ($12 million net of tax, or $0.02 per diluted share) related to additional recognition of gift card breakage (gift cards sold where the likelihood of the gift card being redeemed by the customer is remote). The gift card breakage was recorded as a result of determining our legal obligation to remit the value of unredeemed gift cards to certain states not reflected in our initial fiscal 2006 gift card breakage recognition.

•        During fiscal 2007, we added Magnolia Home Theater rooms to nearly 200 new and existing U.S. Best Buy locations, bringing the total number of Magnolia Home Theater rooms inside U.S. Best Buy stores to more than 300 at the end of fiscal 2007.

•        Effective with the cash dividend paid in the third quarter of fiscal 2007, we increased our quarterly cash dividend per common share by 25%, to $0.10 per common share. During fiscal 2007, we made four dividend payments totaling $0.36 per common share, or $174 million in the aggregate.

•        During fiscal 2007, we purchased and retired 11.8 million shares of our common stock at a cost of $599 million pursuant to our share repurchase programs.

•        In fiscal 2007, we and The Best Buy Children’s Foundation contributed approximately $25 million to local communities. The Best Buy Children’s Foundation supports educational programs that integrate and leverage today’s technology.

Consolidated Results

The following table presents selected consolidated financial data for each of the past three fiscal years ($ in millions, except per share amounts):

Consolidated Performance Summary	2007 (1)	2006	2005 (2)
Revenue	$35,934	$30,848	$27,433
Total revenue gain %	16%	12%	12%
Comparable store sales % gain(3)	5.0%	4.9%	4.3%
Gross profit as % of revenue	24.4%	25.0%	23.7%
SG&A as % of revenue	18.8%	19.7%	18.4%
Operating income	$1,999	$1,644	$1,442
Operating income as % of revenue	5.6%	5.3%	5.3%
Earnings from continuing operations	$1,377	$1,140	$934
Gain on disposal of discontinued operations, net of tax	$—	$—	$50
Net earnings	$1,377	$1,140	$984
Diluted earnings per share — continuing operations	$2.79	$2.27	$1.86
Diluted earnings per share	$2.79	$2.27	$1.96

Note: All periods presented reflect the classification of Musicland’s financial results as discontinued operations.

(1)                  Fiscal 2007 included 53 weeks. Fiscal 2006 and 2005 each included 52 weeks.

(2)                  During the fourth quarter of fiscal 2005, following a review of our lease accounting practices, we recorded a cumulative pre-tax charge of $36 ($23 net of tax, or $0.05 per diluted share) to correct our accounting for certain operating lease matters. Additionally, we established a sales return liability which reduced revenue by $65 and gross profit by $15 ($10 net of tax, or $0.02 per diluted share). Finally, based on the favorable resolution of outstanding tax matters with the Internal Revenue Service regarding the disposition of our interest in Musicland, we recorded a $50 tax benefit. The tax benefit is included in gain on disposal of discontinued operations.

(3)                  Comprised of revenue at store and Web sites operating for at least 14 full months, as well as remodeled and expanded locations. Relocated stores are excluded from the comparable store sales calculation until at least 14 full months after reopening. Acquired stores are included in the comparable store sales calculation beginning with the first full quarter following the first anniversary of the date of acquisition. The calculation of the comparable store sales percentage gain excludes the effect of fluctuations in foreign currency exchange rates. All comparable store sales percentage calculations reflect an equal number of weeks. The method of calculating comparable store sales varies across the retail industry. As a result, our method of calculating comparable store sales may not be the same as other retailers’ methods.

Continuing Operations

Fiscal 2007 Results Compared With Fiscal 2006

Fiscal 2007 net earnings were $1.4 billion, or $2.79 per diluted share, compared with $1.1 billion, or $2.27 per diluted share, in fiscal 2006. The increase was driven by revenue growth, including the addition of new stores during fiscal 2007 and a comparable store sales gain of 5.0%, and a decrease in our SG&A rate. These factors were partially offset by a decrease in our gross profit rate and a higher effective income tax rate. Net earnings in fiscal 2007 also benefited from net interest income of $111 million, compared with net interest income of $77 million in the prior fiscal year.

Revenue in fiscal 2007 increased 16% to $35.9 billion, compared with $30.8 billion in fiscal 2006. The increase resulted primarily from the addition of 87 new Best Buy and Future Shop stores during fiscal 2007, a full year of revenue from new stores added in fiscal 2006, a 5.0% comparable store sales gain, and the acquisitions of Five Star and Pacific Sales. The remainder of the revenue increase was due primarily to the inclusion of an extra week of business in fiscal 2007, the favorable effect of fluctuations in foreign currency exchange rates and income related to our additional recognition of gift card breakage. The addition of new Best Buy and Future Shop stores during the past two fiscal years accounted for nearly four-tenths of the revenue increase in fiscal 2007; the comparable store sales gain accounted for three-tenths of the revenue increase; the acquisitions of Five Star and Pacific Sales accounted for nearly two-tenths of the revenue increase; the inclusion of an extra week of business in fiscal 2007 accounted for one-tenth of the revenue increase; and the remainder of the revenue increase was due to the favorable effect of fluctuations in foreign currency exchange rates, as well as income related to our additional recognition of gift card breakage.

Our comparable store sales gain in fiscal 2007 benefited from a higher average transaction amount driven by the continued growth in higher-ticket items, including flat-panel televisions and notebook computers. In addition, comparable store sales were driven by continued customer demand for and the increased affordability of these products, as strong unit volume growth was somewhat muted by declines in average selling prices. Products having the largest impact on our fiscal 2007 comparable store sales gain included flat-panel televisions, notebook computers, video gaming and MP3 players and accessories. An increase in online purchases also contributed to the fiscal 2007 comparable store sales gain, as we continued to add features and capabilities to our Web sites. Revenue from our online operations increased approximately 36% in fiscal 2007 and added to the overall comparable store sales increase.

Our gross profit rate in fiscal 2007 decreased by 0.6% of revenue to 24.4% of revenue. The decrease was due primarily to a lower-margin revenue mix, including increased revenue from notebook computers and video gaming hardware. Also contributing to the decrease, in order of impact, were a more promotional environment in the consumer electronics and home-office product groups, and the inclusion of our China operations for a portion of the year. Our China operations, which carry a significantly lower gross profit rate than our other operations, reduced our gross profit rate in fiscal 2007 by approximately 0.2% of revenue.

Our SG&A rate in fiscal 2007 decreased by 0.9% of revenue to 18.8% of revenue. The decrease was due primarily to the leveraging effect of the 16% growth in revenue and reduced performance-based incentive compensation. Also contributing to the decrease, in order of impact, were controlled expenses related to our strategic initiatives and expense reduction efforts. Our China operations, which carry a significantly lower SG&A rate than our other operations, reduced our SG&A rate by approximately 0.1% of revenue in fiscal 2007. These factors were partially offset by expenses related to increased asset impairments, litigation and business closure costs.

Because retailers do not uniformly record costs of operating their supply chain between cost of goods sold and SG&A, our gross profit rate and SG&A rate may not be comparable to other retailers’ corresponding rates. For additional information regarding costs classified in cost of goods sold and SG&A, refer to Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements, included in Item 8, Financials Statements and Supplementary Data, of this Annual Report on Form 10-K.

Fiscal 2006 Results Compared With Fiscal 2005

Fiscal 2006 earnings from continuing operations were $1.1 billion, or $2.27 per diluted share, compared with $934 million, or $1.86 per diluted share, in fiscal 2005. The increase was driven primarily by revenue growth, including the addition of new stores during fiscal 2006 and a comparable store sales gain of 4.9%, and a significant increase in our gross profit rate. These factors were partially offset by an increase in our SG&A expenses. In addition, earnings from continuing operations in fiscal 2006 benefited from net interest income of $77 million, compared with net interest income of $1 million in fiscal 2005, and a lower effective income tax rate.

Revenue in fiscal 2006 increased 12% to $30.8 billion, compared with $27.4 billion in fiscal 2005. The increase resulted from the addition of 103 stores in fiscal 2006, a full year of revenue from new stores added in fiscal 2005, a 4.9% comparable store sales gain and the favorable effect of fluctuations in foreign currency exchange rates. The addition of new stores during the past two fiscal years accounted for more than one-half of the revenue increase in fiscal 2006. The comparable store sales gain accounted for nearly four-tenths of the revenue increase, and the remainder of the revenue increase was due primarily to the favorable effect of fluctuations in foreign currency exchange rates, as well as income related to our initial recognition of gift card breakage.

We believe our comparable store sales gain in fiscal 2006 benefited from continued demand for the latest technologies and advanced product features. In addition, the increased affordability of consumer electronics products contributed to the comparable store sales gain. Products having the largest impact on our fiscal 2006 comparable store sales gain included flat-panel televisions, MP3 players and accessories, notebook computers, digital cameras and accessories and video gaming hardware. Flat-panel television sales were very strong as unit volume growth and increased screen size more than offset declines in the average selling prices of these products. MP3 products also generated strong comparable store sales gains as customers continue to adopt, upgrade and add accessories to digital music players.

Our gross profit rate in fiscal 2006 increased by 1.3% of revenue to 25.0% of revenue. The increase was driven by the continued transformation of our supply chain, which enabled us to improve margins through lower product costs, more effective pricing strategies and increased sales of higher-margin services; and private-label products. We also benefited from better product transition management and a more stable promotional environment.

Our SG&A rate in fiscal 2006 increased by 1.3% of revenue to 19.7% of revenue. The increase was due primarily to increased performance-based incentive compensation resulting from our strong financial performance; a growing number of stores operating under the higher-cost, customer-centric labor model; costs associated with supporting our services business and the absence of favorable settlements with two credit card companies as recognized in fiscal 2005. These factors were partially offset by expense leverage resulting from a higher revenue base, as well as the absence of charges recognized in fiscal 2005 to correct our accounting for leases and to settle litigation. The change in our accounting for stock-based compensation increased our fiscal 2006 SG&A rate by approximately 0.4% of revenue compared with the prior fiscal year.

Segment Performance

Domestic

The following table presents selected financial data for our Domestic segment for each of the past three fiscal years ($ in millions):

Domestic Segment Performance Summary (unaudited)	2007 (1)	2006	2005
Revenue	$31,031	$27,380	$24,616
Total revenue gain %	13%	11%	11%
Comparable store sales % gain(2)	4.1%	5.1%	4.4%
Gross profit as % of revenue	24.8%	25.3%	23.8%
SG&A as % of revenue	18.8%	19.5%	18.2%
Operating income	$1,889	$1,588	$1,393
Operating income as % of revenue	6.1%	5.8%	5.7%

(1)                  Fiscal 2007 included 53 weeks. Fiscal 2006 and 2005 each included 52 weeks.

(2)                  Comprised of revenue at store and Web sites operating for at least 14 full months, as well as remodeled and expanded locations. Relocated stores are excluded from the comparable store sales calculation until at least 14 full months after reopening. Acquired stores are included in the comparable store sales calculation beginning with the first full quarter following the first anniversary of the date of acquisition. All comparable store sales percentage calculations reflect an equal number of weeks. The method of calculating comparable store sales varies across the retail industry. As a result, our method of calculating comparable store sales may not be the same as other retailers’ methods.

In fiscal 2007, our Domestic segment’s operating income was $1.9 billion, or 6.1% of revenue, compared with $1.6 billion, or 5.8% of revenue, in fiscal 2006. The Domestic segment’s operating income rate in fiscal 2007 benefited from revenue gains, including the addition of 80 new Best Buy stores during fiscal 2007 and a 4.1% comparable store sales increase, and a decrease in the SG&A rate, partially offset by a decrease in the gross profit rate.

Our Domestic segment’s revenue in fiscal 2007 increased 13% to $31.0 billion. The addition of new stores during the past two fiscal years accounted for nearly one-half of the revenue increase in fiscal 2007; a 4.1% comparable store sales gain accounted for approximately three-tenths of the revenue increase; the inclusion of an extra week of business in fiscal 2007 accounted for over one-tenth of the revenue increase; and the remainder of the revenue increase was due primarily to the acquisition of Pacific Sales and income related to our additional recognition of gift card breakage.

Our Domestic segment’s comparable store sales gain in fiscal 2007 benefited from a higher average transaction amount driven by the continued growth in higher-ticket items, including flat-panel televisions and notebook computers. Also contributing to the fiscal 2007 comparable store sales gain was an increase in online purchases, as we continued to add features and capabilities to our Web sites. Revenue from our Domestic segment’s online operations increased approximately 39% in fiscal 2007 and added to the overall comparable store sales increase.

Our Domestic segment’s consumer electronics product group posted an 8.7% comparable store sales gain in fiscal 2007, driven by sales of flat-panel televisions and MP3 players and accessories, partially offset by declines in tube and projection televisions. Comparable store sales gains from flat-panel television unit-volume growth and increased screen size were somewhat muted by declines in average selling prices.

A 3.0% comparable store sales gain in our Domestic segment’s entertainment software product group was due primarily to sales growth in video gaming, driven by the increased affordability of existing platforms, as well as the launches of Sony Playstation 3 and Nintendo Wii. The comparable store sales gains were partially offset by continued softness in sales of new music and movie releases.

Our Domestic segment’s home-office product group recorded a 0.5% comparable store sales decrease in fiscal 2007, driven primarily by declines in desktop computers and printers. The comparable store sales declines were partially offset by growth in notebook computers, reflecting continued consumer demand for portable technology.

A 2.1% comparable store sales decline in our Domestic segment’s appliances product group was driven primarily by declines in sales of small appliances. Comparable store sales of major appliances were flat in fiscal 2007, as benefits from the expansion of our improved appliance assortments were offset by a softer housing market.

Our Domestic segment’s gross profit rate in fiscal 2007 decreased by 0.5% of revenue to 24.8% of revenue. The decrease was due primarily to a lower-margin revenue mix, including increased revenue from notebook computers and video gaming hardware. Also contributing to the decrease was a more promotional environment in the consumer electronics and home-office product groups.

Our Domestic segment’s SG&A rate in fiscal 2007 decreased by 0.7% of revenue to 18.8% of revenue. The decrease was due primarily to the leveraging effect of the 13% growth in revenue and reduced performance-based incentive compensation. Also contributing to the decrease, in order of impact, were controlled expenses related to our strategic initiatives and expense reduction efforts. These factors were partially offset by expenses related to increased asset impairments, litigation and business closure costs.

The following table reconciles Domestic stores open at the beginning and end of fiscal 2007:

	Total Stores at End of Fiscal 2006	Stores Opened	Stores Acquired	Stores Closed	Total Stores at End of Fiscal 2007
U.S. Best Buy	742	80	—	—	822
Magnolia Audio Video	20	—	—	—	20
Pacific Sales	—	—	14	—	14
U.S. Geek Squad	12	—	—	—	12
Total Domestic stores	774	80	14	—	868

Note: During fiscal 2007, we relocated 13 U.S. Best Buy stores. No other stores in the Domestic segment were relocated during fiscal 2007. At the end of fiscal 2007, we operated 822 U.S. Best Buy stores in 49 states and the District of Columbia; 20 Magnolia Audio Video stores in California, Washington and Oregon; 14 Pacific Sales stores in California; and 12 U.S. Geek Squad stores in Georgia, Texas, California, Minnesota, Colorado and Wisconsin.

The following table reconciles Domestic stores open at the beginning and end of fiscal 2006:

	Total Stores at End of Fiscal 2005	Stores Opened	Stores Acquired	Stores Closed	Total Stores at End of Fiscal 2006
U.S. Best Buy	668	74	—	—	742
Magnolia Audio Video	20	—	—	—	20
U.S. Geek Squad	6	7	—	1	12
Total Domestic stores	694	81	—	1	774

Note: During fiscal 2006, we relocated 10 U.S. Best Buy stores. No other stores in the Domestic segment were relocated during fiscal 2006. At the end of fiscal 2006, we operated 742 U.S. Best Buy stores in 49 states and the District of Columbia; 20 Magnolia Audio Video stores in California, Washington and Oregon; and 12 U.S. Geek Squad stores in Georgia, Texas, California, Minnesota, Colorado and Wisconsin.

International

The following table presents selected financial data for our International segment for each of the past three fiscal years ($ in millions):

International Segment Performance Summary (unaudited)	2007 (1)	2006	2005
Revenue	$4,903	$3,468	$2,817
Total revenue gain %	41%	23%	21%
Comparable store sales % gain(2)	11.7%	2.8%	3.3%
Gross profit as % of revenue	21.6%	22.9%	22.5%
SG&A as % of revenue	19.4%	21.3%	20.7%
Operating income	$110	$56	$49
Operating income as % of revenue	2.2%	1.6%	1.7%

(1)                  Fiscal 2007 included 53 weeks. Fiscal 2006 and 2005 each included 52 weeks.

(2)                  Comprised of revenue at stores and Web sites operating for at least 14 full months, as well as remodeled and expanded locations. Relocated stores are excluded from the comparable store sales calculation until at least 14 full months after reopening. Acquired stores are included in the comparable store sales calculation beginning with the first full quarter following the first anniversary of the date of acquisition. The calculation of the comparable store sales percentage gain excludes the effect of fluctuations in foreign currency exchange rates. All comparable store sales percentage calculations reflect an equal number of weeks. The method of calculating comparable store sales varies across the retail industry. As a result, our method of calculating comparable store sales may not be the same as other retailers’ methods.

In fiscal 2007, our International segment’s operating income was $110 million, or 2.2% of revenue, compared with $56 million, or 1.6% of revenue, in fiscal 2006. The increase in our International segment’s operating income resulted primarily from revenue gains, including the acquisition of Five Star and an 11.7% comparable store sales increase, and a significant reduction in the SG&A rate. These factors were partially offset by a decrease in the gross profit rate.

Our International segment’s revenue increased 41% to $4.9 billion in fiscal 2007, compared with $3.5 billion in fiscal 2006. The acquisition of Five Star accounted for nearly four-tenths of the revenue increase in fiscal 2007; the 11.7% comparable store sales gain accounted for nearly three-tenths of the revenue increase; the addition of new Best Buy and Future Shop stores during the past two fiscal years accounted for over one-tenth of the revenue increase; the favorable effect of fluctuations in foreign currency exchange rates accounted for over one-tenth of the revenue increase; and the inclusion of an extra week of business in fiscal 2007 accounted for the remainder of the revenue increase.

We believe the comparable store sales increase reflected market share gains and was driven by increased sales of flat-panel televisions, video gaming and notebook computers, partially offset by declines in tube and projection televisions. Our International segment reported comparable store sales increases in fiscal 2007 in the consumer electronics, home-office, entertainment software and appliances product groups of 15.5%, 7.6%, 12.1% and 8.1%, respectively. Revenue from our International segment’s online operations increased approximately 19% and added to the overall comparable store sales increase.

Our International segment’s gross profit rate in fiscal 2007 decreased by 1.3% of revenue to 21.6% of revenue. Our China operations, which carry a significantly lower gross profit rate than our Canada operations, reduced our International segment’s gross profit rate by approximately 1.1% of revenue in fiscal 2007. The remainder of the decrease in our International segment’s gross profit rate was due primarily to increased financing costs, resulting from increased borrowing rates and a shift toward longer-term financing programs in conjunction with strong flat-panel television sales.

Our International segment’s SG&A rate in fiscal 2007 decreased by 1.9% of revenue to 19.4% of revenue. Our China operations, which carry a significantly lower SG&A rate than our Canada operations, reduced our International segment’s SG&A rate by approximately 0.7% of revenue in fiscal 2007. The remainder of the decrease in our International segment’s SG&A rate was due primarily to, in order of impact, the leveraging effect of the 41% growth in revenue; improvements in the labor model used in our Canada Best Buy stores; reduced Canada headquarters payroll costs at the end of fiscal 2006; and the leveraging effect of the 11.7% comparable store sales gain on advertising expense as a percentage of revenue. A performance-driven increase in incentive-based compensation, expenses incurred related to the closure of all six Canada Geek Squad stores in the second quarter of fiscal 2007 and increased asset impairment charges partially offset the decrease.

The following table reconciles International stores open at the beginning and end of fiscal 2007:

	Total Stores at End of Fiscal 2006	Stores Opened	Stores Acquired	Stores Closed	Total Stores at End of Fiscal 2007
Future Shop	118	3	—	—	121
Canada Best Buy	44	3	—	—	47
Canada Geek Squad	5	1	—	6	—
Five Star	—	8	131	4	135
China Best Buy	—	1	—	—	1
Total International stores	167	16	131	10	304

Note: During fiscal 2007, we relocated four Future Shop stores and three Five Star stores. No other stores in the International segment were relocated during fiscal 2007. At the end of fiscal 2007, we operated 121 Future Shop stores throughout all of Canada’s provinces; 47 Canada Best Buy stores in Ontario, Quebec, Alberta, British Columbia, Manitoba and Saskatchewan; 135 Five Star stores throughout seven of China’s 34 provinces; and one China Best Buy store in Shanghai.

The following table reconciles International stores open at the beginning and end of fiscal 2006:

	Total Stores at End of Fiscal 2005	Stores Opened	Stores Acquired	Stores Closed	Total Stores at End of Fiscal 2006
Future Shop	114	5	—	1	118
Canada Best Buy	30	14	—	—	44
Canada Geek Squad	—	5	—	—	5
Total International stores	144	24	—	1	167

Note: During fiscal 2006, we relocated six Future Shop stores. No other stores in the International segment were relocated during fiscal 2006. At the end of fiscal 2006, we operated 118 Future Shop stores throughout all of Canada’s provinces; 44 Canada Best Buy stores in Ontario, Quebec, Alberta, British Columbia, Manitoba and Saskatchewan; and five Canada Geek Squad stores in British Columbia and Ontario.

Discontinued Operations

In fiscal 2004, we sold our interest in Musicland. The buyer assumed all of Musicland’s liabilities, including approximately $500 million in lease obligations and paid no cash consideration, in exchange for all of the capital stock of Musicland. The transaction also resulted in the transfer of all of Musicland’s assets, other than a distribution center in Franklin, Indiana, and selected nonoperating assets.

On March 25, 2005, we received notification from the Internal Revenue Service (“IRS”) of a favorable resolution of outstanding tax matters regarding the disposition of our interest in Musicland. Based on the agreement with the IRS, we reversed previously recorded valuation allowances on deferred tax assets related to the disposition of our interest in Musicland and recognized a $50 million tax benefit in fiscal 2005.

Additional Consolidated Results

Net Interest Income

Net interest income increased to $111 million in fiscal 2007, compared with net interest income of $77 million in fiscal 2006. The increase in net interest income was due primarily to higher investment yields. Fiscal 2007 net interest income included $11 million of interest expense related to our financing leases, compared with $8 million of interest expense in fiscal 2006.

We recognized net interest income of $77 million in fiscal 2006, compared with net interest income of $1 million in fiscal 2005. The increase in net interest income was primarily a result of higher yields on investments and higher average investment balances. Fiscal 2006 net interest income included $8 million of interest expense related to our financing leases, while fiscal 2005 included $21 million of interest expense related to our financing leases as a result of correcting our accounting for leases in fiscal 2005.

For additional information regarding net interest income, refer to Note 7, Net Interest Income, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Effective Income Tax Rate

Our effective income tax rate increased to 35.3% in fiscal 2007, compared with 33.7% in fiscal 2006. The increase in the effective income tax rate in fiscal 2007 was due primarily to a change in the composition of taxable income between foreign and domestic entities.

Our effective income tax rate decreased to 33.7% in fiscal 2006, compared with 35.3% in fiscal 2005. The decrease in the effective income tax rate in fiscal 2006 was due primarily to increased income tax benefits from our foreign operations and higher levels of tax-exempt interest.

Impact of Inflation and Changing Prices

Highly competitive market conditions and the general economic environment minimized inflation’s impact on the selling prices of our products and services, and on our expenses. In addition, price deflation and the continued commoditization of key technology products affect our ability to increase our gross profit rate.

Liquidity and Capital Resources

Summary

We ended fiscal 2007 with $3.8 billion of cash and cash equivalents and short-term investments, consistent with the end of fiscal 2006. Working capital, the excess of current assets over current liabilities, was $2.8 billion at the end of fiscal 2007, up from $1.9 billion at the end of fiscal 2006. The increase in working capital was due primarily to the reclassification of $402 million of convertible debentures from short-term to long-term debt and an increase in other current assets, driven by restricted cash assumed in connection with the acquisition of Five Star. Five Star’s restricted cash represents bank deposits pledged as security for certain vendor payables.

Cash equivalents consist primarily of money market accounts and other highly liquid investments with an original maturity of three months or less when purchased. Our short-term investments are comprised of municipal and U.S. government debt securities as well as auction-rate securities and variable-rate demand notes, with original maturities greater than 90 days but less than one year. Long-term investments are also comprised of municipal and U.S. government debt securities, but with original maturities of one year or more.

In accordance with our investment policy, we place our investments with issuers who have high-quality credit and limit the amount of investment exposure to any one issuer. We seek to preserve principal and minimize exposure to interest-rate fluctuations by limiting default risk, market risk and reinvestment risk.

The carrying amount of our investments approximated fair value at March 3, 2007, and February 25, 2006, due to the rapid turnover of our portfolio and the highly liquid nature of these investments. Therefore, there were no significant realized or unrealized gains or losses.

Our liquidity is affected by restricted cash and investments in debt securities that are pledged as collateral or restricted to use for vendor payables, general liability insurance, workers’ compensation insurance and warranty programs. Restricted cash and investments in debt securities, which are included in other current assets, totaled $382 million and $178 million as of March 3, 2007, and February 25, 2006, respectively. The increase in restricted cash and investments in debt securities was due primarily to restricted cash assumed in connection with the acquisition of Five Star.

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for each of the past three fiscal years ($ in millions):

	2007	2006	2005
Total cash provided by (used in):
Operating activities	$1,762	$1,740	$1,981
Investing activities	(780)	(754)	(1,422)
Financing activities	(513)	(619)	(459)
Effect of exchange rate changes on cash	(12)	27	9
Increase in cash and cash equivalents	$457	$394	$109

Operating Activities

Cash provided by operating activities was $1.8 billion in fiscal 2007, compared with $1.7 billion in fiscal 2006 and $2.0 billion in fiscal 2005. For fiscal 2007, compared with fiscal 2006, increased net earnings and increases in deferred income taxes and depreciation expense were partially offset by changes in operating assets and liabilities.

Net earnings increased to $1.4 billion in fiscal 2007, compared with $1.1 billion in fiscal 2006. The changes in operating assets and liabilities were due primarily to changes in accrued income taxes and merchandise inventories. The increase in cash used for changes in accrued income taxes resulted mainly from a higher effective income tax rate combined with the timing of payments. The increase in cash used for changes in merchandise inventories was due primarily to increased inventory levels. Inventory levels increased due to the addition of new stores, expanded product assortments in key product categories and improved in-stock positions.

Investing Activities

Cash used in investing activities was $780 million in fiscal 2007, compared with $754 million in fiscal 2006 and $1.4 billion in fiscal 2005. The change in cash used in investing activities in fiscal 2007, compared with fiscal 2006, was due primarily to cash used to acquire Pacific Sales and Five Star, and higher capital expenditures, partially offset by increased net sales of investments in debt securities. Refer to “Capital Expenditures” below for additional information. In fiscal 2007, we used cash for the construction of new retail locations, information systems and other store projects, including relocations and remodels. The primary purposes of the cash investment activity were to support our expansion plans and improve our operational efficiency.

Financing Activities

Cash used in financing activities was $513 million in fiscal 2007, compared with $619 million and $459 million in fiscal 2006 and fiscal 2005, respectively. The change in cash used in financing activities in fiscal 2007, compared with fiscal 2006, was due primarily to a decrease in repurchases of our common stock. During fiscal 2007, we repurchased $599 million of our common stock, compared with $772 million in fiscal 2006. The decrease in repurchases of common stock was partially offset by a decrease in proceeds from the issuance of common stock in connection with our stock-based compensation programs.

Sources of Liquidity

Our most significant sources of liquidity continue to be funds generated by operating activities, available cash and cash equivalents, and short-term investments. We believe funds generated from the expected results of operations, available cash and cash equivalents, and short-term investments will be sufficient to finance anticipated expansion plans and strategic initiatives for the next fiscal year. In addition, our revolving credit facilities are available for additional working capital needs or investment opportunities. There can be no assurance, however, that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under our revolving credit facilities.

Our Domestic segment has a $200 million bank revolving credit facility which is guaranteed by certain of our subsidiaries. The facility expires on December 22, 2009. Borrowings under this facility are unsecured and bear interest at rates specified in the credit agreement. We also pay certain facility and agent fees. There were no borrowings outstanding under these facilities for any period presented. However, amounts outstanding under letters of credit reduce amounts available under this facility. At March 3, 2007, and February 25, 2006, $200 million and $199 million, respectively, were available under this facility.

We also have inventory financing facilities through which certain suppliers receive payments from a designated finance company on invoices we owe them. At March 3, 2007, and February 25, 2006, $39 million and $59 million, respectively, were outstanding and included in accrued liabilities in our consolidated balance sheets; and $196 million and $177 million, respectively, were available for use under these inventory financing facilities.

Our International segment has a $21 million revolving demand facility for our Canada operations, of which $17 million is available from February through July, and $21 million is available from August through January of each year. There is no set expiration date for this facility. All borrowings under this facility are made available at the sole discretion of the lender and are payable on demand. Borrowings under this facility are unsecured and bear interest at rates specified in the agreement. There were no borrowings outstanding under this facility for any period presented. However, amounts outstanding under letters of credit and letters of guarantee reduced amounts available under this facility to $16 million and $17 million, at March 3, 2007, and February 25, 2006, respectively.

Our International segment also has a $23 million revolving demand facility to finance working capital requirements for our China operations. This facility may be terminated at any time and is subject to review by June 30, 2007. $20 million in borrowings were outstanding under this facility as of the balance sheet date. Borrowings under this facility are secured by a guarantee of Best Buy Co., Inc. and bear interest at rates specified in the agreement.

Our ability to access our credit facilities is subject to our compliance with the terms and conditions of the credit facilities, including financial covenants. The financial covenants require us to maintain certain financial ratios. At the end of fiscal 2007, we were in compliance with all such covenants. In the event we were to default on any of our other debt, it would constitute a default under our credit facilities as well.

An interest coverage ratio represents the ratio of pre-tax earnings before fixed charges (interest expense and the interest portion of rent expense) to fixed charges. Our interest coverage ratio, calculated as reported in Exhibit No. 12.1 of this Annual Report on Form 10-K, was 10.3 and 9.8 in fiscal 2007 and 2006, respectively.

Our credit ratings at April 30, 2007, were as follows:

Rating Agency	Rating	Outlook
Fitch(1)	BBB+	Stable
Moody’s(2)	Baa2	Stable
Standard & Poor’s	BBB	Stable

(1)                  In April 2006, Fitch Ratings revised its rating from BBB with a positive outlook to BBB+ with a stable outlook. The upgrade reflected our leading market position and successful operating strategy, which has resulted in strong revenue growth and operating performance. The upgrade also reflected our highly liquid balance sheet and considered our exposure to a very competitive industry and changes in consumer spending over time.

(2)                  In April 2006, Moody’s Investors Service revised its rating from Baa3 with a positive outlook to Baa2 with a stable outlook. The upgrade was based on our ability to generate comparable store sales gains, while improving operating profit margins, our continued investment in opening or converting stores to the customer-centric platform, our ability to maintain our liquidity and credit metrics, and expectations that our varied growth initiatives will not adversely affect revenue or net earnings.

Factors that can affect our credit ratings include changes in our operating performance, the economic environment, conditions in the retail and consumer electronics industries, our financial position and changes in our business strategy. We do not currently foresee any reasonable circumstances under which our credit ratings would be significantly downgraded. If a downgrade were to occur, it could adversely impact, among other things, our future borrowing costs, access to capital markets and vendor financing terms and result in higher long-term lease costs. In addition, the conversion rights of the holders of our convertible subordinated debentures could be accelerated if our credit ratings were to be significantly downgraded.

Capital Expenditures

A component of our long-term strategy is our capital expenditure program. This program includes, among other things, investments in new stores, store remodeling, store relocations and expansions, new distribution facilities and information technology enhancements. During fiscal 2007, we invested $733 million in property and equipment, including opening 96 new stores, adding Magnolia Home Theater rooms inside nearly 200 new and existing U.S. Best Buy stores, relocating 20 stores and upgrading our information technology systems. Capital expenditures are funded through cash provided by operating activities, as well as available cash and cash equivalents and short-term investments.

Refer to the Outlook for Fiscal 2008 section of this MD&A for information on our capital expenditure plans in fiscal 2008.

The following table presents our capital expenditures for each of the past three fiscal years ($ in millions):

	2007	2006	2005
New stores	$253	$244	$182
Store-related projects(1)	251	206	145
Information technology	121	115	115
Other	108	83	60
Total capital expenditures	$733	$648	$502

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

Holders may require us to purchase all or a portion of their debentures on January 15, 2012, and January 15, 2017, at a purchase price equal to 100% of the principal amount of the debentures plus accrued and unpaid interest up to but not including the date of purchase. We have the option to settle the purchase price in cash, stock, or a combination of cash and stock. On January 15, 2007, holders had the option to require us to purchase all or a portion of their debentures, at a purchase price equal to 100% of the principal amount of the debentures plus accrued and unpaid interest up to but not including the date of purchase. However, no debentures were so purchased.

The debentures become convertible into shares of our common stock at a conversion rate of 21.7391 shares per $1,000 principal amount of debentures, equivalent to an initial conversion price of $46.00 per share, if the closing price of our common stock exceeds a specified price for 20 consecutive trading days in a 30-trading day period preceding the date of conversion, if our credit rating falls below specified levels, if the debentures are called for redemption or if certain specified corporate transactions occur. During a portion of fiscal 2007, our closing stock price exceeded the specified stock price for more than 20 trading days in a 30-day trading period. Therefore, debenture holders had the option to convert their debentures into shares of our common stock. However, no debentures were so converted. Due to changes in the price of our common stock, the debentures were no longer convertible at March 3, 2007, and have not been convertible through May 1, 2007.

The debentures have an interest rate of 2.25% per annum. The interest rate may be reset, but not below 2.25% or above 3.25%, on July 15, 2011, and July 15, 2016. One of our subsidiaries has guaranteed the convertible debentures.

During the fourth quarter of fiscal 2005, in connection with the review of our lease accounting practices, we recorded a $107 million financing lease obligation for lease transactions that did not qualify for sale-leaseback accounting treatment. At the end of fiscal 2007, $171 million was outstanding under financing lease obligations.

Share Repurchases and Dividends

From time to time, we repurchase our common stock in the open market pursuant to programs approved by our Board. We may repurchase our common stock for a variety of reasons, such as acquiring shares to offset dilution related to equity-based incentives, including stock options and our employee stock purchase plan, and optimizing our capital structure.

In June 2006, our Board authorized a $1.5 billion share repurchase program. The program, which became effective June 21, 2006, terminated and replaced a $1.5 billion share repurchase program authorized by our Board in April 2005. There is no expiration date governing the period over which we can make our share repurchases under the June 2006 share repurchase program.

The April 2005 share repurchase program, which became effective on April 27, 2005, terminated and replaced a $500 million share repurchase program authorized by our Board in June 2004.

During fiscal 2007, we purchased and retired 5.6 million shares at a cost of $267 million under the June 2006 share repurchase program, and 6.2 million shares at a cost of $332 million under the April 2005 share repurchase program. At the end of fiscal 2007, $1.2 billion of the $1.5 billion originally authorized by our Board was available for future share repurchases under the June 2006 share repurchase program.

During fiscal 2006, we purchased and retired 16.5 million shares at a cost of $711 million under the April 2005 share repurchase program, and 1.8 million shares at a cost of $61 million under the June 2004 share repurchase program.

We consider several factors in determining when to make share repurchases including, among other things, our cash needs and the market price of our stock. We expect that cash provided by future operating activities, as well as available cash and cash equivalents and short-term investments, will be the sources of funding for our share repurchase program. Based on the anticipated amounts to be generated from those sources of funds in relation to the remaining authorization approved by our Board under the June 2006 share repurchase program, we do not expect that future share repurchases will have a material impact on our short-term or long-term liquidity.

In fiscal 2004, our Board initiated the payment of a regular quarterly cash dividend, then $0.07 per common share per quarter. A quarterly cash dividend has been paid in each subsequent quarter. Effective with the quarterly cash dividend paid in the third quarter of fiscal 2005, we increased our quarterly cash dividend per common share by 10%. Effective with the quarterly cash dividend paid in the third quarter of fiscal 2006, we increased our quarterly cash dividend per common share by 9%, to $0.08 per common share per quarter. Effective with the quarterly cash dividend paid in the third quarter of fiscal 2007, we increased our quarterly cash dividend per common share by 25% to $0.10 per common share per quarter. The payment of cash dividends is subject to customary legal and contractual restrictions. During fiscal 2007, we made four dividend payments totaling $0.36 per common share, or $174 million in the aggregate.

During fiscal 2007, we returned a total of $773 million to shareholders through share repurchases and dividend payments.

Off-Balance-Sheet Arrangements and Contractual Obligations

Other than operating leases, we do not have any off-balance-sheet financing. We finance a portion of our new-store development program through sale-leaseback transactions. These transactions involve selling stores to unrelated parties and then leasing the stores back. The leases are accounted for as operating leases in accordance with accounting principles generally accepted in the United States (“GAAP”). A summary of our operating lease obligations by fiscal year is included in the “Contractual Obligations” section below. Additional information regarding our operating leases is available in Item 2, Properties, and Note 8, Leases, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Our debt-to-capitalization ratio, which represents the ratio of total debt, including the current portion of long-term debt, to total capitalization (total debt plus total shareholders’ equity), improved to 9% at the end of fiscal 2007, compared with 10% at the end of fiscal 2006. The improvement was due primarily to an increase in shareholders’ equity. We view our debt-to-capitalization ratio as an important indicator of our creditworthiness. Our adjusted debt-to-capitalization ratio, including capitalized operating lease obligations (rental expense for all operating leases multiplied by eight), was 49% at the end of fiscal 2007, consistent with the end of fiscal 2006.

Our adjusted debt-to-capitalization ratio, including capitalized operating lease obligations, is considered a non-GAAP financial measure and is not in accordance with, or preferable to, the ratio determined in accordance with GAAP. However, we have included this information as we believe that our adjusted debt-to-capitalization ratio, including capitalized operating lease obligations, is important for understanding our operations and provides meaningful additional information about our ability to service our long-term debt and other fixed obligations, and to fund our future growth. In addition, we believe our adjusted debt-to-capitalization ratio, including capitalized operating lease obligations, is relevant because it enables investors to compare our indebtedness to retailers who own, rather than lease, their stores. Our decision to own or lease real estate is based on an assessment of our financial liquidity, our capital structure, our desire to own or to lease the location, the owner’s desire to own or to lease the location, and the alternative that results in the highest return to our shareholders.

The most directly comparable GAAP financial measure to our adjusted debt-to-capitalization ratio, including capitalized operating lease obligations, is our debt-to-capitalization ratio. Our debt-to-capitalization ratio excludes capitalized operating lease obligations in both the numerator and denominator of the calculation in the following table.

The following table presents a reconciliation of the numerator and denominator used in the calculation of our adjusted debt-to-capitalization ratio, including capitalized operating lease obligations ($ in millions):

	2007	2006
Debt (including current portion)	$650	$596
Capitalized operating lease obligations (8 times rental expense)(1)	5,401	4,413
Total debt (including capitalized operating lease obligations)	$6,051	$5,009
Debt (including current portion)	$650	$596
Capitalized operating lease obligations (8 times rental expense)(1)	5,401	4,413
Total shareholders’ equity	6,201	5,257
Adjusted capitalization	$12,252	$10,266
Debt-to-capitalization ratio	9%	10%
Adjusted debt-to-capitalization ratio (including capitalized operating lease obligations)	49%	49%

(1)                  The multiple of eight times rental expense used to calculate our capitalized operating lease obligations total is the multiple used for the retail sector by one of the nationally recognized credit rating agencies that rate our creditworthiness.

Contractual Obligations

The following table presents information regarding our contractual obligations by fiscal year ($ in millions):

			Payments Due by Period
Contractual Obligations	Total		Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Short-term debt obligations	$41		$41	$—	$—	$—
Long-term debt obligations	414		2	9	403	—
Capital lease obligations	24		3	6	2	13
Financing lease obligations	171		14	30	33	94
Interest payments	208		25	38	33	112
Operating lease obligations(1)	6,668		741	1,387	1,224	3,316
Purchase obligations(2)	2,198		1,113	775	291	19
Deferred compensation(3)	75	(3)
Total	$9,799		$1,939	$2,245	$1,986	$3,554

Note: For additional information refer to Note 5, Debt; Note 8, Leases; and Note 12, Contingencies and Commitments, in the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

(1)                  Operating lease obligations do not include payments to landlords covering real estate taxes and common area maintenance. These charges, if included, would increase total operating lease obligations by $1.6 billion at March 3, 2007.

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

(3)                  Included in other long-term liabilities on our consolidated balance sheet at March 3, 2007, was a $75 million obligation for deferred compensation. As the specific payment dates for the deferred compensation are unknown, the related balances have not been reflected in the “Payments Due by Period” section of the above table.

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

Our markdown reserve represents the excess of the carrying value, typically average cost, over the amount we expect to realize from the ultimate sale or other disposal of the inventory. Markdowns establish a new cost basis for our inventory. Subsequent changes in facts or circumstances do not result in the reversal of previously recorded markdowns or an increase in that newly established cost basis.

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

We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our markdown reserve. However, if estimates regarding consumer demand are inaccurate or changes in technology affect demand for certain products in an unforeseen manner, we may be exposed to losses or gains that could be material. A 10% difference in our actual markdown reserve at March 3, 2007, would have affected net earnings by approximately $3 million in fiscal 2007.

We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our inventory loss reserve. However, if our estimates regarding physical inventory losses are inaccurate, we may be exposed to losses or gains that could be material. A 10% difference in actual physical inventory losses reserved for at March 3, 2007, would have affected net earnings by approximately $4 million in fiscal 2007.

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

Using the impairment evaluation methodology described herein, we recorded long-lived asset impairment charges totaling $32 million, in the aggregate, during fiscal 2007.

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
Goodwill and Intangible Assets

We evaluate goodwill and other intangible assets for impairment annually and whenever events or changes in circumstances indicate the carrying value of the goodwill or other intangible assets may not be recoverable. We complete our impairment evaluation by performing internal valuation analyses, considering other publicly available market information and using an independent valuation firm, as appropriate.

In the fourth quarter of fiscal 2007, we completed our annual impairment testing of goodwill and other intangible assets using the methodology described herein, and determined there was no impairment.

The carrying value of goodwill at March 3, 2007, was $919 million. The carrying value of other intangible assets at March 3, 2007, was $81 million.

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

We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to test for impairment losses on goodwill and other intangible assets. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to an impairment charge that could be material.

Tax Contingencies

Our income tax returns, like those of most companies, are periodically audited by domestic and foreign tax authorities. These audits include questions regarding our tax filing positions, including the timing and amount of deductions and the allocation of income among various tax jurisdictions. At any one time, multiple tax years are subject to audit by the various tax authorities. In evaluating the exposures associated with our various tax filing positions, we record reserves for probable exposures. A number of years may elapse before a particular matter, for which we have established a reserve, is audited and fully resolved or clarified. We adjust our tax contingencies reserve and income tax provision in the period in which actual results of a settlement with tax authorities differs from our established reserve, the statute of limitations expires for the relevant tax authority to examine the tax position or when more information becomes available.

Effective March 4, 2007, we adopted FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109. We are currently evaluating the impact, if any, the adoption of FIN No. 48 will have on retained earnings.

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

To the extent we prevail in matters for which reserves have been established, or are required to pay amounts in excess of our reserves, our effective income tax rate in a given financial statement period could be materially affected. An unfavorable tax settlement would require use of our cash and would result in an increase in our effective income tax rate in the period of resolution. A favorable tax settlement would be recognized as a reduction in our effective income tax rate in the period of resolution.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
Revenue Recognition

See Note 1, Summary of Significant Accounting Policies, to the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for a complete discussion of our revenue recognition policies.

We have a customer loyalty program which allows members to earn points for each purchase completed at U.S. Best Buy stores, through our BestBuy.com Web site or when using our customer loyalty program credit card. Points earned enable members to receive a certificate that may be redeemed on future purchases at U.S. Best Buy stores. The value of points earned by our loyalty program members is included in accrued liabilities and recorded as a reduction in revenue at the time the points are earned, based on the retail value of points that are projected to be redeemed.

Our revenue recognition accounting methodology contains uncertainties because it requires management to make assumptions regarding and to apply judgment to estimate the amount and timing of points projected to be redeemed by members of our customer loyalty program. Our estimate of the amount and timing of points projected to be redeemed is based primarily on historical transaction experience.

We have not made any material changes in the accounting methodology used to recognize revenue for our customer loyalty program during the past three fiscal years.

We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to recognize revenue for our customer loyalty program. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material.

A 10% change in our customer loyalty program liability at March 3, 2007, would have affected net earnings by approximately $6 million in fiscal 2007.

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

Our estimate of future cash flows is based on historical experience; our analysis of the specific real estate market, including input from independent real estate firms; and economic conditions that can be difficult to predict. Cash flows are discounted using a risk-adjusted interest rate that coincides with the remaining lease term.

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

A 10% change in our location closing liability at March 3, 2007, would have affected net earnings by approximately $3 million in fiscal 2007.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
Stock-Based Compensation

We have a stock-based compensation plan, which includes non-qualified stock options and nonvested share awards, and an employee stock purchase plan. See Note 1, Summary of Significant Accounting Policies, and Note 6, Shareholders’ Equity, to the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for a complete discussion of our stock-based compensation programs.

We determine the fair value of our non-qualified stock option awards at the date of grant using option-pricing models. Non-qualified stock option awards granted through fiscal 2005 were valued using a Black-Scholes model. Non-qualified stock option awards granted after fiscal 2005 were valued primarily using a lattice model.

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

A 10% change in our stock-based compensation expense for the year ended March 3, 2007, would have affected net earnings by approximately $8 million in fiscal 2007.

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

A 10% change in our self-insured liabilities at March 3, 2007, would have affected net earnings by approximately $3 million in fiscal 2007.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
Acquisitions — Purchase Price Allocation

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

During the last three fiscal years, we completed two significant acquisitions. On March 7, 2006, we acquired Pacific Sales for $411 million including transaction costs. On June 8, 2006, we acquired a 75% interest in Five Star for $184 million, including a working capital injection of $122 million and transaction costs. See Note 3, Acquisitions, to the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for the complete purchase price allocation calculations.

We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to complete the purchase price allocation and estimate the fair value of acquired assets and liabilities. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material.

New Accounting Standards

In July 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109. FIN No. 48 provides guidance regarding the recognition, measurement, presentation and disclosure in the financial statements of tax positions taken or expected to be taken on a tax return, including the decision whether to file or not to file in a particular jurisdiction. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. We will adopt FIN No. 48 beginning in the first quarter of fiscal 2008. The cumulative effect of applying the provisions of FIN No. 48 upon initial adoption will be reported as an adjustment to retained earnings as of the beginning of fiscal 2008. We are evaluating the impact, if any, the adoption of FIN No. 48 will have on our operating income, net earnings or retained earnings.

In May 2007, the FASB issued FSP FIN No. 48-1, Definition of “Settlement” in FASB Interpretation No. 48. FSP FIN No. 48-1 provides guidance on how a company should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN No. 48-1 is effective upon initial adoption of FIN No. 48, which we will adopt in the first quarter of fiscal 2008, as indicated above.

In September 2006, the U.S. Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance on the consideration of the effects of prior-year misstatements in quantifying current-year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for fiscal years ending after November 15, 2006. We adopted SAB No. 108 in the fourth quarter of fiscal 2007. The cumulative effect of initially applying the provisions of SAB No. 108 may be reported as a cumulative adjustment to retained earnings at the beginning of the year of adoption. The adoption of SAB No. 108 had no impact on our net earnings or financial position.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after December 15, 2007. We plan to adopt SFAS No. 157 beginning in the first quarter of fiscal 2009. We are evaluating the impact, if any, the adoption of SFAS No. 157 will have on our operating income or net earnings.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Companies are not allowed to adopt SFAS No. 159 on a retrospective basis unless they choose early adoption. We plan to adopt SFAS No. 159 at the beginning of fiscal 2009. We are evaluating the impact, if any, the adoption of SFAS No. 159 will have on our operating income or net earnings.

Outlook for Fiscal 2008

Our outlook for fiscal 2008 is based on information presently available and contains certain assumptions regarding future economic conditions. Differences in actual economic conditions compared with our assumptions could have a material impact on our fiscal 2008 results. Refer to Item 1A, Risk Factors, of this Annual Report on Form 10-K for additional important factors that could cause future results to differ materially from those contemplated by the following forward-looking statements.

Looking forward to fiscal 2008, we are projecting net earnings in a range of $3.10 to $3.25 per diluted share, an average increase of 14%. We expect the earnings growth to be driven primarily by an increase in revenue of approximately 9% and a reduction in our SG&A rate, partially offset by a decrease in our gross profit rate. Our effective income tax rate for fiscal 2008 is projected to be approximately 36%.

Specifically, we are forecasting revenue of $39.0 billion in fiscal 2008, compared with revenue of $35.9 billion in fiscal 2007. We expect the opening of approximately 130 new stores will drive more than half of the revenue growth. For the fiscal year, we are projecting an increase in comparable store sales of 3% to 5%. Our fiscal 2008 reporting period will include 52 weeks, whereas our fiscal 2007 reporting period included 53 weeks.

Our fiscal 2008 outlook assumes an improvement in our operating income rate of approximately 0.3% of revenue, compared with fiscal 2007. The improvement in our operating income rate is expected to be driven by a reduction in our SG&A rate of 0.6% to 0.7% of revenue as we continue to improve efficiency and leverage revenue growth. The improvement in our SG&A rate is expected is to be partially offset by a decline in our gross profit rate of 0.3% to 0.4% of revenue, driven primarily by a lower-margin revenue mix.

Consistent with management’s focus on long-term revenue and earnings growth generation, we do not provide a specific forecast for quarterly earnings per share. However, we anticipate that our expected operating income rate improvement and annual earnings growth will be realized in the second half of the fiscal year. Our guidance assumes a modest operating income rate decline and no material improvement in net earnings for the first half of the fiscal year. This outlook includes the impact of a continuation of the change in revenue mix, a significant increase in new-store openings, higher spending on our services business and call centers, and reduced leverage on expenses in the first half of the fiscal year, which seasonally has lower revenue than the second half. We expect greater benefits in the second half of the fiscal year from leveraging our operating model across more stores and refining our store operating model to improve employee productivity. Additionally, we expect gross profit rate pressure due to the change in revenue mix to moderate in the second half of the fiscal year, amid a more rational promotional environment.

Capital expenditures in fiscal 2008 are expected to be $800 million to $850 million, excluding expenditures associated with acquiring Speakeasy and any additional acquisitions. Of that total, we expect approximately $500 million will support our planned new-store openings and various store enhancement projects, including the costs of adding Magnolia Home Theater rooms to additional U.S. Best Buy stores. Specifically, the capital expenditures are expected to support the opening of approximately 90 new U.S. Best Buy stores; up to five Pacific Sales stores; three to five Canada Best Buy stores; seven to nine Future Shop stores; 20 to 23 Five Star stores; and two to three China Best Buy stores. We also anticipate opening test stores in Mexico and Turkey within the next 12 to 18 months. In addition, we anticipate relocating approximately eight U.S. Best Buy stores and approximately two Future Shop stores, and we expect to remodel and enhance certain existing stores.

Capital expenditures in fiscal 2008 also are expected to include approximately $230 million in technology investments intended, among other things, to improve our supply chain and service delivery capabilities, as well as increase our operating efficiencies.

During fiscal 2008, we plan to continue our quarterly cash dividend program. We will continue to evaluate the amount of our quarterly dividend based on our strong cash and short-term investments position at the end of fiscal 2007, and our cash flows generated during fiscal 2008.

We also expect to continue repurchasing our common stock during fiscal 2008 pursuant to the $1.5 billion share repurchase program authorized by our Board in June 2006. There is no stated expiration date governing the period over which we can make our share repurchases.

We intend to update our annual earnings guidance if we are reasonably confident that annual results are expected to change materially.

Subsequent Event

Effective May 1, 2007, we acquired Speakeasy for $97 million in cash, including transaction costs, subject to certain post-closing adjustments. In connection with this transaction, we also repaid $6 million of Speakeasy’s debt. We acquired Speakeasy to strengthen our technology portfolio for small business customers, delivered through Best Buy For Business. The acquisition will be accounted for in the first quarter of fiscal 2008 using the purchase method in accordance with SFAS No. 141, Business Combinations. Accordingly, the net assets will be recorded at their estimated fair values, and operating results will be included in our financial statements from the date of acquisition. The purchase price will be allocated on a preliminary basis using information currently available. Goodwill is projected to be approximately $75 million and is not expected to be deductible for tax purposes. The allocation of the purchase price to the assets and liabilities acquired will be finalized no later than the first quarter of fiscal 2009, as we obtain more information regarding asset valuations, liabilities assumed and revisions of preliminary estimates of fair values made at the date of acquisition.

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

We have market risk arising from changes in foreign currency exchange rates related to our International operations. A 10% adverse change in the foreign currency exchange rate would not have a significant impact on our results of operations or financial position. We do not manage our foreign currency exchange rate risk through the use of derivative instruments.

Changes in the overall level of interest rates affect interest income generated from our short-term and long-term investments in debt securities. If overall interest rates were one percentage point lower than current rates, our annual interest income would decline by approximately $29 million based on our short-term and long-term investments as of March 3, 2007. We do not manage our investment interest-rate volatility risk through the use of derivative instruments.

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

The consolidated financial statements have been audited by Deloitte & Touche LLP for the years ended March 3, 2007, and February 25, 2006, and by Ernst & Young LLP for the year ended February 26, 2005, independent registered public accounting firms who conducted their audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). The independent registered public accounting firms’ responsibility is to express an opinion as to the fairness with which such financial statements present our financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed under the supervision of our principal executive officer and principal financial officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States and include those policies and procedures that:

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we assessed the effectiveness of our internal control over financial reporting as of March 3, 2007, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on its assessment, management has concluded that our internal control over financial reporting was effective as of March 3, 2007. During its assessment, management did not identify any material weaknesses in our internal control over financial reporting. Management has excluded from its assessment the internal control over financial reporting at Pacific Sales Kitchen and Bath Centers, which was acquired on March 7, 2006, and whose financial statements reflect total assets and total revenues constituting 3% and 1%, respectively, of the consolidated financial statement amounts as of and for the year ended March 3, 2007. Management has also excluded from its assessment the internal control over financial reporting at Jiangsu Five Star Appliance Co., in which a 75% interest was acquired on June 8, 2006, and whose financial statements reflect total assets and total revenues constituting 5% and 2%, respectively, of the consolidated financial statement amounts as of and for the year ended March 3, 2007. Deloitte & Touche LLP, the independent registered public accounting firm that audited our consolidated financial statements for the year ended March 3, 2007, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, has issued an unqualified attestation report on management’s assessment of internal control over financial reporting.

Bradbury H. Anderson Vice Chairman and Chief Executive Officer (Principal Executive Officer)	Darren R. Jackson Executive Vice President — Finance and Chief Financial Officer (Principal Financial Officer)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Best Buy Co., Inc.:

We have audited the accompanying consolidated balance sheets of Best Buy Co., Inc. and subsidiaries (the “Company”) as of March 3, 2007 and February 25, 2006, and the related consolidated statements of earnings, changes in shareholders’ equity, and cash flows for each of the years ended March 3, 2007 and February 25, 2006. Our audit also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. The financial statements of the Company for the year ended February 26, 2005, were audited by other auditors whose report, dated May 5, 2005, expressed an unqualified opinion on those statements.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Best Buy Co., Inc. and subsidiaries as of March 3, 2007 and February 25, 2006, and the results of their operations and their cash flows for each of the years ended March 3, 2007 and February 25, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective February 27, 2005, Best Buy Co., Inc. and subsidiaries changed their method of accounting for share-based payments to adopt Statement of Financial Accounting Standards No. 123(R) Share-Based Payment.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of March 3, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 25, 2007, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Minneapolis, Minnesota
April 25, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Best Buy Co., Inc.:

We have audited management’s assessment, included in the accompanying Management’s Annual Report of Internal Control over Financial Reporting, that Best Buy Co., Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of March 3, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Annual Report of Internal Control Over Financial Reporting, Management has excluded from its assessment the internal control over financial reporting at Pacific Sales Kitchen and Bath Centers, which was acquired on March 7, 2006, and whose financial statements reflect total assets and total revenues constituting 3% and 1%, respectively, of the consolidated financial statement amounts as of and for the year ended March 3, 2007. Management has also excluded from its assessment the internal control over financial reporting at Jiangsu Five Star Appliance Co., in which a 75% interest was acquired on June 8, 2006, and whose financial statements reflect total assets and total revenues constituting 5% and 2%, respectively, of the consolidated financial statement amounts as of and for the year ended March 3, 2007. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of March 3, 2007, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 3, 2007, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended March 3, 2007, of the Company and our report dated April 25, 2007, expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph relating to the Company’s change effective February 27, 2005, in its method of accounting for share-based payments.

Minneapolis, Minnesota
April 25, 2007

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

Shareholders and Board of Directors
Best Buy Co., Inc.

We have audited the accompanying consolidated statements of earnings, changes in shareholders’ equity, and cash flows for the year ended February 26, 2005 of Best Buy Co., Inc. and subsidiaries. Our audit also included the financial statement schedule listed in Item 15(a) for the year ended February 26, 2005. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Best Buy Co., Inc. and subsidiaries for the year ended February 26, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the year ended February 26, 2005, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Minneapolis, Minnesota
May 5, 2005

Consolidated Balance Sheets

$ in millions, except per share amounts

	March 3, 2007	February 25, 2006
Assets
Current Assets
Cash and cash equivalents	$1,205	$748
Short-term investments	2,588	3,041
Receivables	548	449
Merchandise inventories	4,028	3,338
Other current assets	712	409
Total current assets	9,081	7,985
Property and Equipment
Land and buildings	705	580
Leasehold improvements	1,540	1,325
Fixtures and equipment	2,627	2,898
Property under capital lease	32	33
	4,904	4,836
Less accumulated depreciation	1,966	2,124
Net property and equipment	2,938	2,712
Goodwill	919	557
Tradenames	81	44
Long-Term Investments	318	218
Other Assets	233	348
Total Assets	$13,570	$11,864
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$3,934	$3,234
Unredeemed gift card liabilities	496	469
Accrued compensation and related expenses	332	354
Accrued liabilities	990	878
Accrued income taxes	489	703
Short-term debt	41	—
Current portion of long-term debt	19	418
Total current liabilities	6,301	6,056
Long-Term Liabilities	443	373
Long-Term Debt	590	178
Minority Interests	35	—
Shareholders’ Equity
Preferred stock, $1.00 par value: Authorized — 400,000 shares; Issued and outstanding — none	—	—
Common stock, $.10 par value: Authorized — 1 billion shares; Issued and outstanding — 480,655,000 and 485,098,000 shares, respectively	48	49
Additional paid-in capital	430	643
Retained earnings	5,507	4,304
Accumulated other comprehensive income	216	261
Total shareholders’ equity	6,201	5,257
Total Liabilities and Shareholders’ Equity	$13,570	$11,864

See Notes to Consolidated Financial Statements.

Consolidated Statements of Earnings

$ in millions, except per share amounts

Fiscal Years Ended	March 3, 2007	February 25, 2006	February 26, 2005
Revenue	$35,934	$30,848	$27,433
Cost of goods sold	27,165	23,122	20,938
Gross profit	8,769	7,726	6,495
Selling, general and administrative expenses	6,770	6,082	5,053
Operating income	1,999	1,644	1,442
Net interest income	111	77	1
Gain on investments	20	—	—
Earnings from continuing operations before income tax expense	2,130	1,721	1,443
Income tax expense	752	581	509
Minority interest in earnings	1	—	—
Earnings from continuing operations	1,377	1,140	934
Gain on disposal of discontinued operations (Note 2), net of tax	—	—	50
Net earnings	$1,377	$1,140	$984
Basic earnings per share:
Continuing operations	$2.86	$2.33	$1.91
Gain on disposal of discontinued operations	—	—	0.10
Basic earnings per share	$2.86	$2.33	$2.01
Diluted earnings per share:
Continuing operations	$2.79	$2.27	$1.86
Gain on disposal of discontinued operations	—	—	0.10
Diluted earnings per share	$2.79	$2.27	$1.96
Basic weighted-average common shares outstanding (in millions)	482.1	490.3	488.9
Diluted weighted-average common shares outstanding (in millions)	496.2	504.8	505.0

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

$ in millions

Fiscal Years Ended	March 3, 2007	February 25, 2006	February 26, 2005
Operating Activities
Net earnings	$1,377	$1,140	$984
Gain from disposal of discontinued operations, net of tax	—	—	(50)
Earnings from continuing operations	1,377	1,140	934
Adjustments to reconcile earnings from continuing operations to total cash provided by operating activities from continuing operations:
Depreciation	509	456	459
Asset impairment charges	32	4	22
Stock-based compensation	121	132	(1)
Deferred income taxes	82	(151)	(28)
Excess tax benefits from stock-based compensation	(50)	(55)	—
Other, net	(11)	(3)	24
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Receivables	(70)	(43)	(30)
Merchandise inventories	(550)	(457)	(240)
Other assets	(47)	(11)	(50)
Accounts payable	320	385	347
Other liabilities	185	165	243
Accrued income taxes	(136)	178	301
Total cash provided by operating activities from continuing operations	1,762	1,740	1,981
Investing Activities
Additions to property and equipment, net of $75 and $117 non-cash capital expenditures in fiscal 2006 and 2005, respectively	(733)	(648)	(502)
Purchases of available-for-sale securities	(4,541)	(4,319)	(8,517)
Sales of available-for-sale securities	4,886	4,187	7,730
Acquisitions of businesses, net of cash acquired	(421)	—	—
Proceeds from disposition of investments	24	—	—
Change in restricted assets	—	(20)	(140)
Other, net	5	46	7
Total cash used in investing activities from continuing operations	(780)	(754)	(1,422)
Financing Activities
Repurchase of common stock	(599)	(772)	(200)
Issuance of common stock under employee stock purchase plan and for the exercise of stock options	217	292	256
Dividends paid	(174)	(151)	(137)
Repayments of debt	(84)	(69)	(371)
Proceeds from issuance of debt	96	36	—
Excess tax benefits from stock-based compensation	50	55	—
Other, net	(19)	(10)	(7)
Total cash used in financing activities from continuing operations	(513)	(619)	(459)
Effect of Exchange Rate Changes on Cash	(12)	27	9
Increase in Cash and Cash Equivalents	457	394	109
Cash and Cash Equivalents at Beginning of Year	748	354	245
Cash and Cash Equivalents at End of Year	$1,205	$748	$354
Supplemental Disclosure of Cash Flow Information
Income taxes paid	$804	$547	$241
Interest paid	14	16	35

See Notes to Consolidated Financial Statements.

Consolidated Statements of Changes in Shareholders’ Equity

$ and shares in millions

	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balances at February 28, 2004	487	$49	$819	$2,468	$86	$3,422
Net earnings	—	—	—	984	—	984
Other comprehensive income, net of tax:
Foreign currency translation adjustments	—	—	—	—	59	59
Other	—	—	—	—	4	4
Total comprehensive income						1,047
Stock options exercised	10	1	219	—	—	220
Tax benefit from stock options exercised and employee stock purchase plan	—	—	60	—	—	60
Issuance of common stock under employee stock purchase plan	2	—	36	—	—	36
Vesting of restricted stock awards	—	—	1	—	—	1
Common stock dividends, $0.28 per share	—	—	—	(137)	—	(137)
Repurchase of common stock	(6)	(1)	(199)	—	—	(200)
Balances at February 26, 2005	493	49	936	3,315	149	4,449
Net earnings	—	—	—	1,140	—	1,140
Other comprehensive income, net of tax:
Foreign currency translation adjustments	—	—	—	—	101	101
Other	—	—	—	—	11	11
Total comprehensive income						1,252
Stock options exercised	9	1	256	—	—	257
Tax benefit from stock options exercised and employee stock purchase plan	—	—	55	—	—	55
Issuance of common stock under employee stock purchase plan	1	—	35	—	—	35
Stock-based compensation	—	—	132	—	—	132
Common stock dividends, $0.31 per share	—	—	—	(151)	—	(151)
Repurchase of common stock	(18)	(1)	(771)	—	—	(772)
Balances at February 25, 2006	485	49	643	4,304	261	5,257
Net earnings	—	—	—	1,377	—	1,377
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	—	—	—	—	(33)	(33)
Other	—	—	—	—	(12)	(12)
Total comprehensive income						1,332
Stock options exercised	7	1	167	—	—	168
Tax benefit from stock options exercised and employee stock purchase plan	—	—	47	—	—	47
Issuance of common stock under employee stock purchase plan	1	—	49	—	—	49
Stock-based compensation	—	—	121	—	—	121
Common stock dividends, $0.36 per share	—	—	—	(174)	—	(174)
Repurchase of common stock	(12)	(2)	(597)	—	—	(599)
Balances at March 3, 2007	481	$48	$430	$5,507	$216	$6,201

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

$ in millions, except per share amounts

1.   Summary of Significant Accounting Policies

Description of Business

Best Buy Co., Inc. is a specialty retailer of consumer electronics, home-office products, entertainment software, appliances and related services, with fiscal 2007 revenue from continuing operations of $35.9 billion.

We operate two reportable segments: Domestic and International. The Domestic segment is comprised of all U.S. store and online operations of Best Buy, Geek Squad, Magnolia Audio Video and Pacific Sales Kitchen and Bath Centers, Inc. (“Pacific Sales”). We acquired Pacific Sales on March 7, 2006. U.S. Best Buy stores offer a wide variety of consumer electronics, home-office products, entertainment software, appliances and related services through 822 stores at the end of fiscal 2007. Geek Squad provides residential and commercial computer repair, support and installation services in all U.S. Best Buy stores and at 12 stand-alone stores at the end of fiscal 2007. Magnolia Audio Video stores offer high-end audio and video products and related services through 20 stores at the end of fiscal 2007. Pacific Sales stores offer high-end home-improvement products, appliances and related services through 14 stores at the end of fiscal 2007.

The International segment is comprised of all Canada store and online operations, including Best Buy, Future Shop and Geek Squad, as well as all China store and online operations, including Best Buy, Geek Squad and Jiangsu Five Star Appliance Co., Ltd. (“Five Star”). We acquired a 75% interest in Five Star on June 8, 2006. We opened our first China Best Buy store in Shanghai on December 28, 2006. The International segment offers products and services similar to those offered by the Domestic segment. However, Canada Best Buy stores do not carry appliances. Further, Five Star stores and our China Best Buy store do not carry entertainment software. At the end of fiscal 2007, the International segment operated 121 Future Shop stores and 47 Best Buy stores in Canada, and 135 Five Star stores and one Best Buy store in China.

In support of our retail store operations, we also maintain Web sites for each of our brands (BestBuy.com, BestBuyCanada.ca, BestBuy.com.cn, Five-Star.cn, FutureShop.ca, GeekSquad.com, GeekSquad.ca, MagnoliaAV.com and PacificSales.com).

In fiscal 2004, we sold our interest in Musicland Stores Corporation (“Musicland”). The transaction resulted in the transfer of all of Musicland’s assets other than a distribution center in Franklin, Indiana, and selected nonoperating assets. In fiscal 2005, we reversed previously recorded valuation allowances on deferred tax assets related to the disposition of our interest in Musicland and recognized a tax benefit. As described in Note 2, Discontinued Operations, we have classified Musicland’s financial results as discontinued operations for all periods presented. These Notes to Consolidated Financial Statements, except where otherwise indicated, relate to continuing operations only.

Basis of Presentation

The consolidated financial statements include the accounts of Best Buy Co., Inc. and its subsidiaries. Investments in unconsolidated entities over which we exercise significant influence but do not have control are accounted for using the equity method. Our share of the net earnings or loss was not significant for any period presented. We have eliminated all intercompany accounts and transactions.

Effective June 8, 2006, we acquired a 75% interest in Five Star. Consistent with China’s statutory requirements, Five Star’s fiscal year ends on December 31. Therefore, we have elected to consolidate Five Star’s financial results on a two-month lag. There were no significant intervening events which would have materially affected our consolidated financial statements had they been recorded during the fiscal year. See Note 3, Acquisitions, for further details regarding this transaction.

Reclassifications

To maintain consistency and comparability, certain amounts from previously reported consolidated financial statements have been reclassified to conform to the current-year presentation:

•        We reclassified selected balances from receivables to cash and cash equivalents in our February 25, 2006, consolidated balance sheet.

•        During the third quarter of fiscal 2007, we made a one-time election to adopt the alternative transition method described in Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) No. FAS 123(R)-3, Transition Election Related to

$ in millions, except per share amounts

Accounting for the Tax Effects of Share-Based Payment Awards. This election resulted in the reclassification of excess tax benefits from operating activities to financing activities, as presented in the statement of cash flows. See Stock-Based Compensation below, for further details.

These reclassifications had no effect on previously reported operating income, net earnings or shareholders’ equity.

Change in Accounting Principle

During the fourth quarter of fiscal 2007, we elected to change our accounting principle to recognize the purchase and sale of investments in marketable debt and equity securities on the trade date. Prior to the fourth quarter of fiscal 2007, we recognized these transactions in our consolidated financial statements on the settlement date. We concluded that use of the trade date was preferable to the settlement date as trade date reflects the risks and rewards of investment ownership on a more timely basis. In addition, this method more closely aligns with the standard methodology utilized by our new investment custodian to account for investment transactions. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 154, Accounting Changes and Error Corrections, this change in accounting principle has been applied retrospectively to our consolidated financial statements for all prior periods. This change in accounting principle had no effect on previously reported operating income, net earnings, shareholders’ equity or cash flows. The effect on the consolidated balance sheets for each applicable quarter was as follows in fiscal 2007 and 2006 (unaudited):

	2007		2006
	3rd Quarter	2nd Quarter	4th Quarter	1st Quarter
Cash and cash equivalents
As reported	$1,202	$1,104	$748	$458
As adjusted	1,208	1,104	748	458
Short-term investments
As reported	1,513	1,564	3,051	2,148
As adjusted	1,802	1,534	3,041	2,101
Receivables
As reported	1,112	483	439	350
As adjusted	1,115	513	449	413
Accrued liabilities
As reported	1,315	958	878	741
As adjusted	1,613	958	878	757

This change in accounting principle had no effect on any quarter of fiscal 2007 or 2006 other than those in the table above.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires us to make estimates and assumptions. These estimates and assumptions affect the reported amounts in the consolidated balance sheets and statements of earnings, as well as the disclosure of contingent liabilities. Future results could be materially affected if actual results differ from these estimates and assumptions.

Fiscal Year

Our fiscal year ends on the Saturday nearest the end of February. Fiscal 2007 included 53 weeks and fiscal 2006 and 2005 each included 52 weeks.

Cash and Cash Equivalents

Cash primarily consists of cash on hand and bank deposits. Cash equivalents primarily consist of money market accounts and other highly liquid investments with an original maturity of three months or less when purchased. We carry these investments at cost, which approximates market value. The amounts of cash equivalents at March 3, 2007, and February 25, 2006, were $695 and $350, respectively, and the weighted-average interest rates were 4.8% and 3.3%, respectively.

Outstanding checks in excess of funds on deposit (“book overdrafts”) totaled $183 and $230 at March 3, 2007, and February 25, 2006, respectively, and are reflected as current liabilities in our consolidated balance sheets.

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

$ in millions, except per share amounts

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

Our markdown reserve represents the excess of the carrying value, typically average cost, over the amount we expect to realize from the ultimate sale or other disposal of the inventory. Markdowns establish a new cost basis for our inventory. Subsequent changes in facts or circumstances do not result in the reversal of previously recorded markdowns or an increase in that newly established cost basis.

Restricted Assets

Restricted cash and investments in debt securities totaled $382 and $178, at March 3, 2007, and February 25, 2006, respectively, and are included in other current assets. Such balances are pledged as collateral or restricted to use for vendor payables, general liability insurance, workers’ compensation insurance and warranty programs. The increase in restricted cash and investments in debt securities compared with February 25, 2006, was due primarily to restricted cash assumed in connection with the acquisition of Five Star. Five Star’s restricted cash represents bank deposits pledged as security for certain vendor payables.

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

When property is fully depreciated, retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the consolidated statement of earnings.

Repairs and maintenance costs are charged directly to expense as incurred. Major renewals or replacements that substantially extend the useful life of an asset are capitalized and depreciated.

Costs associated with the acquisition or development of software for internal use are capitalized and amortized over the expected useful life of the software, from three to seven years. A subsequent addition, modification or upgrade to internal-use software is capitalized only to the extent that it enables the software to perform a task it previously did not perform. Capitalized software is included in fixtures and equipment. Software maintenance and training costs are expensed in the period incurred.

Property under capital lease is comprised of buildings and equipment used in our retail operations and corporate support functions. The related depreciation for capital lease assets is included in depreciation expense. Accumulated depreciation for property under capital lease was $6 and $5 at March 3, 2007, and February 25, 2006, respectively.

Estimated useful lives by major asset category are as follows:

Asset	Life (in years)
Buildings	30–40
Leasehold improvements	3–25
Fixtures and equipment	3–20
Property under capital lease	3–20

During the fourth quarter of fiscal 2007, we removed from our fixed asset balances $621 of fully depreciated assets that were no longer in service. This asset adjustment was based primarily on an analysis of our fixed asset records and certain other validation procedures and had no net impact to our fiscal 2007 consolidated balance sheet, statement of earnings or statement of cash flows.

Impairment of Long-Lived Assets and Costs Associated With Exit Activities

We account for the impairment or disposal of long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires long-lived assets, such as property and equipment, to be evaluated for impairment whenever events or changes in

$ in millions, except per share amounts

circumstances indicate the carrying value of an asset may not be recoverable. Factors considered important that could result in an impairment review include, but are not limited to, significant underperformance relative to historical or planned operating results, significant changes in the manner of use of the assets or significant changes in our business strategies. An impairment loss is recognized when the estimated undiscounted cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. When an impairment loss is recognized, the carrying amount of the asset is reduced to its estimated fair value based on quoted market prices or other valuation techniques.

The present value of costs associated with location closings, primarily future lease costs (net of expected sublease income), are charged to earnings when a location is vacated.

Pre-tax asset impairment charges recorded in selling, general and administrative expenses (“SG&A”) by segment were as follows in fiscal 2007, 2006 and 2005:

	2007	2006	2005
Domestic	$26	$4	$22
International	6	—	—
Total	$32	$4	$22

The impairment charges in fiscal 2007 and 2006 related to technology and store assets that were taken out of service due to changes in our business. The impairment charges in fiscal 2005 related to technology assets that were taken out of service due to changes in our business and charges associated with the disposal of corporate facilities that had been vacated.

Leases

We conduct the majority of our retail and distribution operations from leased locations. The leases require payment of real estate taxes, insurance and common area maintenance, in addition to rent. The terms of our lease agreements generally range from 10 to 20 years. Most of the leases contain renewal options and escalation clauses, and certain store leases require contingent rents based on factors such as specified percentages of revenue or the consumer price index. Other leases contain covenants related to the maintenance of financial ratios.

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

Cash or lease incentives (“tenant allowances”) received upon entering into certain store leases are recognized on a straight-line basis as a reduction to rent from the date we take possession of the property through the end of the initial lease term. We record the unamortized portion of tenant allowances as a part of deferred rent, in accrued liabilities or long-term liabilities, as appropriate.

At March 3, 2007, and February 25, 2006, deferred rent included in accrued liabilities in our consolidated balance sheets was $18 and $16, respectively, and deferred rent included in long-term liabilities in our consolidated balance sheets was $237 and $211, respectively.

Prior to fiscal 2007, we capitalized straight-line rent amounts during the major construction phase of leased properties. Beginning in the first quarter of fiscal 2007, we adopted on a prospective basis, FSP No. FAS 13-1, Accounting for Rental Costs Incurred During a Construction Period. FSP No. FAS 13-1 requires companies to expense rent payments for building or ground leases incurred during the construction period. The adoption of FSP No. FAS 13-1 did not have a significant effect on our operating income or net earnings. Straight-line rent is expensed as incurred subsequent to the major construction phase, including the period prior to the store opening.

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

$ in millions, except per share amounts

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

Tradenames

We have an indefinite-lived intangible asset related to our Pacific Sales tradename which is included in the Domestic segment. We also have indefinite-lived intangible assets related to our Future Shop and Five Star tradenames which are included in the International segment.

We determine fair values utilizing widely accepted valuation techniques, including discounted cash flows and market multiple analyses. During the fourth quarter of fiscal 2007, we completed our annual impairment testing of our goodwill and tradenames, using the valuation techniques as described above, and determined there was no impairment.

The changes in the carrying amount of goodwill and tradenames by segment for continuing operations were as follows in fiscal 2007, 2006 and 2005:

	Goodwill			Tradenames
	Domestic	International	Total	Domestic	International	Total
Balances at February 28, 2004	$3	$474	$477	$—	$37	$37
Changes in foreign currency exchange rates	—	36	36	—	3	3
Balances at February 26, 2005	3	510	513	—	40	40
Changes in foreign currency exchange rates	—	40	40	—	4	4
Changes resulting from acquisitions	3	1	4	—	—	—
Balances at February 25, 2006	6	551	557	—	44	44
Changes resulting from acquisitions	369	27	396	17	21	38
Changes resulting from tax adjustment(1)	—	(21)	(21)	—	—	—
Changes in foreign currency exchange rates	—	(13)	(13)	—	(1)	(1)
Balances at March 3, 2007	$375	$544	$919	$17	$64	$81

(1)                  Adjustment related to the resolution of certain tax matters associated with our acquisition of Future Shop.

Lease Rights

Lease rights represent costs incurred to acquire the lease of a specific commercial property. Lease rights are recorded at cost and are amortized to rent expense over the remaining lease term, including renewal periods, if reasonably assured. Amortization periods range up to 16 years, beginning with the date we take possession of the property.

The gross cost and accumulated amortization of lease rights were $32 and $13 at March 3, 2007; and $29 and $10 at February 25, 2006. Lease rights amortization was $4, $3 and $4 in fiscal 2007, 2006 and 2005, respectively. Current lease rights amortization is expected to be approximately $3 for each of the next five fiscal years.

Investments

Short-term and long-term investments are comprised of municipal and United States government debt securities as well as auction-rate securities and variable rate-demand notes. In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and based on our ability to market and sell these instruments, we classify auction-rate securities, variable-rate demand notes and other investments in debt securities as available-for-sale and carry them at amortized cost, which approximates fair value. Auction-rate securities and variable-rate demand notes are similar to short-term debt instruments because their interest rates are reset periodically. Investments in these securities can be sold for cash on the auction date. We classify auction-rate securities and variable-rate demand notes as short-term or long-term investments based on the reset dates.

$ in millions, except per share amounts

In accordance with our investment policy, we place our investments with issuers who have high-quality credit and limit the amount of investment exposure to any one issuer. We seek to preserve principal and minimize exposure to interest-rate fluctuations by limiting default risk, market risk and reinvestment risk.

We also hold investments in marketable equity securities and classify them as available-for-sale. Investments in marketable equity securities are included in other assets in our consolidated balance sheets. Investments in marketable equity securities are reported at fair value, based on quoted market prices when available. All unrealized holding gains or losses are reflected net of tax in accumulated other comprehensive income in shareholders’ equity.

We review the key characteristics of our debt and marketable equity securities portfolio and their classification in accordance with GAAP on an annual basis, or when indications of potential impairment exist. If a decline in the fair value of a security is deemed by management to be other than temporary, the cost basis of the investment is written down to fair value, and the amount of the write-down is included in the determination of net earnings.

Insurance

We are self-insured for certain losses related to health, workers’ compensation and general liability claims, although we obtain third-party insurance coverage to limit our exposure to these claims. A portion of these self-insured losses is managed through a wholly-owned insurance captive. We estimate our self-insured liabilities using a number of factors including historical claims experience, an estimate of incurred but not reported claims, demographic factors, severity factors and valuations provided by independent third-party actuaries. Our self-insurance liabilities included in the consolidated balance sheets were as follows:

	March 3, 2007	Feb. 25, 2006
Accrued liabilities	$51	$83
Long-term liabilities	44	—
Total	$95	$83

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

At March 3, 2007, and February 25, 2006, $39 and $59, respectively, were outstanding and included in accrued liabilities on our consolidated balance sheets; and $196 and $177, respectively, were available for use under these inventory financing facilities.

Borrowings and payments on our inventory financing facilities were classified as financing activities in our consolidated statements of cash flows in other, net.

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

$ in millions, except per share amounts

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

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48,  Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109. In May 2007, the FASB issued FSP FIN No. 48-1, Definition of “Settlement” in FASB Interpretation No.48. We will adopt FIN No. 48 and FSP FIN No. 48-1 beginning in the first quarter of fiscal 2008. See New Accounting Standards below for further details.

Long-Term Liabilities

The major components of long-term liabilities at March 3, 2007, and February 25, 2006, included long-term rent-related liabilities, deferred compensation plan liabilities, self-insurance reserves and advances received under vendor alliance programs.

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

We estimate our sales returns reserve based on historical return rates. We initially established our sales returns reserve in the fourth quarter of fiscal 2005. Our sales returns reserve was $104 and $78, at March 3, 2007, and February 25, 2006, respectively.

We sell extended service contracts on behalf of an unrelated third party. In jurisdictions where we are not deemed to be the obligor on the contract, commissions are recognized in revenue at the time of sale. In jurisdictions where we are deemed to be the obligor on the contract, commissions are recognized in revenue ratably over the term of the service contract. Commissions represented 2.2%, 2.5% and 2.6% of revenues in fiscal 2007, 2006 and 2005, respectively.

For revenue transactions that involve multiple deliverables, we defer the revenue associated with any undelivered elements. The amount of revenue deferred in connection with the undelivered elements is determined using the relative fair value of each element, which is generally based on each element’s relative retail price. See additional information regarding our customer loyalty program in Sales Incentives below.

Gift Cards

We sell gift cards to our customers in our retail stores, through our Web sites, and through selected third parties. We do not charge administrative fees on unused gift cards and our gift cards do not have an expiration date. We recognize income from gift cards when: (i) the gift card is redeemed by the customer; or (ii) the likelihood of the gift card being redeemed by the customer is remote (“gift card breakage”) and we determine that we do not have a legal obligation to remit the value of unredeemed gift cards to the relevant jurisdictions. We determine our gift card breakage rate based upon historical redemption patterns. Based on our historical information, the likelihood of a gift card remaining unredeemed can be determined 24 months after the gift card is issued. At that time, we recognize

$ in millions, except per share amounts

breakage income for those cards for which the likelihood of redemption is deemed remote and we do not have a legal obligation to remit the value of such unredeemed gift cards to the relevant jurisdictions. Gift card breakage income is included in revenue in our consolidated statements of earnings.

We began recognizing gift card breakage income during the third quarter of fiscal 2006. Gift card breakage income was as follows in fiscal 2007, 2006 and 2005:

	2007(1)	2006(1)	2005
Gift card breakage income	$46	$43	$—

(1)                  Due to the resolution of certain legal matters associated with gift card liabilities, we recognized $19 and $27 of gift card breakage income in fiscal 2007 and 2006, respectively, that related to prior fiscal years.

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

Customer Loyalty Program

We have a customer loyalty program which allows members to earn points for each qualifying purchase. Points earned enable members to receive a certificate that may be redeemed on future purchases at U.S. Best Buy stores. There are two ways that members may participate and earn loyalty points.

First, we have a customer loyalty card where members earn points for each purchase completed at U.S. Best Buy stores or through our BestBuy.com Web site. We account for our customer loyalty program in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-22, Accounting for “Points” and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future. The retail value of points earned by our customer loyalty members is included in accrued liabilities and recorded as a reduction of revenue at the time the points are earned, based on the percentage of points that are projected to be redeemed. Prior to October 2006, we charged a loyalty program membership fee which was initially deferred and then recognized in revenue ratably over the membership period. Beginning in October 2006, we no longer charge a membership fee for our customer loyalty program.

Second, we have a co-branded credit card agreement with a third-party bank (the “Bank”) for the issuance of a customer loyalty credit card bearing the Best Buy brand. Cardholders earn points for qualifying purchases, including purchases made at Best Buy. Points earned enable cardholders to receive certificates that may be redeemed on future purchases at U.S. Best Buy stores. The Bank is the sole owner of the accounts issued under the program and absorbs losses associated with non-payment by the cardholders and fraudulent usage of the accounts. We are responsible for redeeming the points earned by the cardholders. The Bank pays fees to us based on the number of credit card accounts activated and card usage, and reimburses us for certain costs associated with the program. In accordance with EITF No. 00-21, Revenue Arrangements with Multiple Deliverables, we defer revenue received from cardholder account activations and recognize revenue on a straight-line basis over the remaining term of the agreement. Card usage fees are recognized in revenue as actual credit card usage occurs.

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

— Vendor allowances that are not a reimbursement of specific, incremental and identifiable costs to promote a vendor’s products; and

— Cash discounts on payments to vendors;

•   Cost of services provided including;

— Payroll and benefits costs for services employees; and

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

Vendor Allowances

We receive vendor allowances for various programs, primarily volume incentives and reimbursements for specific costs such as markdowns, margin protection, advertising and sales incentives. Vendor allowances provided as reimbursement of specific, incremental and identifiable costs incurred to promote a vendor’s products are included as an expense reduction when the cost is incurred. All other vendor allowances, including vendor allowances received in excess of our cost to promote a vendor’s product, are initially deferred and recorded as a reduction of merchandise inventories. The deferred amounts are then included as a reduction of cost of goods sold when the related product is sold.

Vendor allowances included in revenue for reimbursement of vendor-provided sales incentives and in SG&A for reimbursement of specific, incremental and identifiable SG&A costs to promote a vendor’s products were as follows in fiscal 2007, 2006 and 2005:

	2007	2006	2005
Revenue	$29	$141	$85
SG&A	$158	$138	$140

Advertising Costs

Advertising costs, which are included in SG&A, are expensed the first time the advertisement runs. Advertising costs consist primarily of print and television advertisements as well as promotional events. Net advertising expenses were $692, $644 and $597 in fiscal 2007, 2006 and 2005, respectively. Allowances received from vendors for advertising of $140, $123 and $115, in fiscal 2007, 2006 and 2005, respectively, were classified as reductions of advertising expenses.

Pre-Opening Costs

Non-capital expenditures associated with opening new stores are expensed as incurred.

Stock-Based Compensation

SFAS No. 123(R)

At the beginning of fiscal 2006, we early-adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payment (123(R)), requiring us to recognize expense related to the fair value of our stock-

$ in millions, except per share amounts

based compensation awards. We elected the modified prospective transition method as permitted by SFAS No. 123(R). Under this transition method, stock-based compensation expense in fiscal 2007 and 2006 includes: (i) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of February 26, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation; and (ii) compensation expense for all stock-based compensation awards granted subsequent to February 26, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). We recognize compensation expense on a straight-line basis over the requisite service period of the award (or to an employee’s eligible retirement date, if earlier). Total stock-based compensation expense included in our consolidated statement of earnings in fiscal 2007 and 2006 was $121 ($82, net of tax) and $132 ($87, net of tax), respectively. In accordance with the modified prospective transition method of SFAS No. 123(R), financial results for prior periods have not been restated.

APB Opinion No. 25

Prior to fiscal 2006, we applied Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for stock-based compensation awards. Prior to fiscal 2006, no stock-based compensation expense was recognized in our consolidated statements of earnings for non-qualified stock options (“stock options”), as the exercise price was equal to the market price of our stock on the date of grant. In addition, we did not recognize any stock-based compensation expense for our employee stock purchase plan (“ESPP”), as it was intended to be a plan that qualifies under Section 423 of the Internal Revenue Code of 1986, as amended. However, we did recognize stock-based compensation expense for share awards.

We recognized compensation expense for time-based share awards on a straight-line basis over the vesting period (or to an employee’s eligible retirement date, if earlier) based on the fair value of the award on the grant date. We recognized compensation expense for market-based share awards based on the current stock price, the number of shares expected to ultimately vest and the vesting period. Outside valuation advisors assisted us in determining the number of shares ultimately expected to vest. We recognized compensation expense for performance-based awards on a straight-line basis over the requisite service period (or to an employee’s eligible retirement date, if earlier) based on management’s estimate of the likelihood of achieving company or personal performance goals. If an award recipient’s relationship with us is terminated, all shares still subject to restrictions are forfeited and returned to the plan.

Stock-based compensation income recognized in fiscal 2005 on a pre-tax basis was $1. The fiscal 2005 income reflects a change in vesting assumptions based on our total shareholder return relative to the performance of the Standard & Poor’s 500 Index (“S&P 500”) and an increase in our expected forfeiture rate.

Transition

In November 2005, the FASB issued FSP No. FAS 123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards. During the third quarter of fiscal 2007, we elected to adopt the alternative transition method provided in FSP No. FAS 123(R)-3 to calculate the tax effects of stock-based compensation. The alternative transition method includes simplified methods to determine the beginning balance of the additional paid-in capital (“APIC”) pool related to the tax effects of stock-based compensation, and to determine the subsequent impact on the APIC pool and the statement of cash flows of the tax effects of stock-based awards that were fully vested and outstanding upon the adoption of SFAS No. 123(R).

In accordance with SFAS No. 154, Accounting Changes and Error Corrections, this change in accounting principle has been applied retrospectively to our fiscal 2006 consolidated statement of cash flows. The effect on the consolidated statement of cash flows was a decrease in operating activities with an offsetting increase in financing activities of $22 in fiscal 2006. The adoption of FSP No. FAS 123(R)-3 did not have an impact on our operating income, net earnings or shareholders’ equity.

$ in millions, except per share amounts

The table below illustrates the effect on net earnings and earnings per share as if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation in fiscal 2005:

Net earnings, as reported	$984
Add: Stock-based compensation income included in reported net earnings, net of tax(1)	(1)
Deduct: Stock-based compensation expense determined under fair value method for all awards, net of tax(2)	(60)
Net earnings, pro forma	$923
Earnings per share:
Basic — as reported	$2.01
Basic — pro forma	$1.89
Diluted — as reported	$1.96
Diluted — pro forma	$1.87

(1)                  Amount represents the stock-based compensation costs, net of tax, recognized under APB Opinion No. 25.

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

The weighted-average fair value of stock options granted during fiscal 2005 used in computing pro forma compensation expense was $14.18 per share. The fair value of each stock option was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions in fiscal 2005:

Risk-free interest rate(1)	3.4%
Expected dividend yield	0.9%
Expected stock price volatility(2)	40%
Expected life of stock options(3)	5.5 years

(1)                  Based on the five-year U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of our stock options.

(2)                  We used an outside valuation advisor to assist us in projecting the expected stock price volatility. We considered both historical data and observable market prices of similar equity instruments.

(3)                  We estimated the expected life of stock options based upon historical experience.

New Accounting Standards

In July 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109. FIN No. 48 provides guidance regarding the recognition, measurement, presentation and disclosure in the financial statements of tax positions taken or expected to be taken on a tax return, including the decision whether to file or not to file in a particular jurisdiction. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. We will adopt FIN No. 48 beginning in the first quarter of fiscal 2008. The cumulative effect of applying the provisions of FIN No. 48 upon initial adoption will be reported as an adjustment to retained earnings as of the beginning of fiscal 2008. We are evaluating the impact, if any, the adoption of FIN No. 48 will have on our operating income, net earnings or retained earnings.

In May 2007, the FASB issued FSP FIN No. 48-1, Definition of “Settlement” in FASB Interpretation No. 48. FSP FIN No. 48-1 provides guidance on how a company should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN No. 48-1 is effective upon initial adoption of FIN No. 48, which we will adopt in the first quarter of fiscal 2008, as indicated above.

In September 2006, the U.S. Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance on the consideration of the effects of prior-year misstatements in quantifying current-year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for fiscal years ending after November 15, 2006.

$ in millions, except per share amounts

We adopted SAB No. 108 in the fourth quarter of fiscal 2007. The cumulative effect of initially applying the provisions of SAB No. 108, may be reported as a cumulative adjustment to retained earnings at the beginning of the year of adoption. The adoption of SAB No. 108 had no impact on our net earnings or financial position.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after December 15, 2007. We plan to adopt SFAS No. 157 beginning in the first quarter of fiscal 2009. We are evaluating the impact, if any, the adoption of SFAS No. 157 will have on our operating income or net earnings.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Companies are not allowed to adopt SFAS No. 159 on a retrospective basis unless they choose early adoption. We plan to adopt SFAS No. 159 at the beginning of fiscal 2009. We are evaluating the impact, if any, the adoption of SFAS No. 159 will have on our operating income or net earnings.

2.   Discontinued Operations

In fiscal 2004, we sold our interest in Musicland. The buyer assumed all of Musicland’s liabilities, including approximately $500 in lease obligations and paid no cash consideration, in exchange for all of the capital stock of Musicland. The transaction also resulted in the transfer of all of Musicland’s assets, other than a distribution center in Franklin, Indiana, and selected nonoperating assets.

On March 25, 2005, we received notification from the Internal Revenue Service (“IRS”) of a favorable resolution of outstanding tax matters regarding the disposition of our interest in Musicland. Based on the agreement with the IRS, we reversed previously recorded valuation allowances on deferred tax assets related to the disposition of our interest in Musicland and recognized a $50 tax benefit in fiscal 2005.

In accordance with SFAS No. 144, Musicland’s financial results are reported separately as discontinued operations for all periods presented. No assets or liabilities of Musicland were included in our consolidated balance sheets at March 3, 2007, or February 25, 2006.

3.   Acquisitions

Pacific Sales Kitchen and Bath Centers, Inc.

On March 7, 2006, we acquired all of the common stock of Pacific Sales for $411, or $408, net of cash acquired, including transaction costs. We acquired Pacific Sales, a high-end home-improvement and appliance retailer, to enhance our ability to grow with an affluent customer base and premium brands using a proven and successful showroom format. Utilizing the existing store format, we expect to expand the number of stores in order to capitalize on the expanding high-end segment of the U.S. appliance market. The acquisition was accounted for using the purchase method in accordance with SFAS No. 141, Business Combinations. Accordingly, we recorded the net assets at their estimated fair values, and included operating results in our Domestic segment from the date of acquisition. We allocated the purchase price on a preliminary basis using information then available. The allocation of the purchase price to the assets and liabilities acquired was finalized in the fourth quarter of fiscal 2007. There were no significant adjustments to the preliminary purchase price allocation. All goodwill is deductible for tax purposes.

$ in millions, except per share amounts

The final purchase price allocation, net of cash acquired, was as follows:

Merchandise inventories	$45
Property and equipment	2
Other assets(1)	19
Tradename	17
Goodwill	369
Current liabilities	(44)
Total	$408

(1)                  Includes $7 related to the acquired customer sales backlog.

Jiangsu Five Star Appliance Co., Ltd.

On June 8, 2006, we acquired a 75% interest in Five Star for $184, including a working capital injection of $122 and transaction costs. Five Star is an appliance and consumer electronics retailer with 135 stores located in seven of China’s 34 provinces. We made the investment in Five Star to further our international growth plans, to increase our knowledge of Chinese customers and to obtain an immediate retail presence in China. The acquisition was accounted for using the purchase method in accordance with SFAS No. 141, Business Combinations. Accordingly, we recorded the net assets at their estimated fair values, and included operating results in our International segment from the date of acquisition. We allocated the purchase price on a preliminary basis using information currently available. The allocation of the purchase price to the assets and liabilities acquired will be finalized no later than the second quarter of fiscal 2008, as we obtain more information regarding asset valuations, liabilities assumed and revisions of preliminary estimates of fair values made at the date of purchase. None of the goodwill is deductible for tax purposes.

The preliminary purchase price allocation, net of cash acquired, was as follows:

Restricted cash	$204
Merchandise inventories	109
Property and equipment	78
Other assets	78
Tradename	21
Goodwill	27
Accounts payable	(368)
Other current liabilities	(39)
Debt	(64)
Long-term liabilities	(1)
Minority interests(1)	(32)
Total	$13

(1)                  The minority owners’ proportionate share of assets and liabilities were recorded at historical carrying values.

The minority owners’ proportionate share of net earnings was $1 in fiscal 2007.

Five Star owns a 40% interest in, and purchases appliances from, Jiangsu Heng Xin Ge Li Air Conditioner Sales Co., Ltd. Purchases from this affiliate were $43 in fiscal 2007. At March 3, 2007, less than $1 was due to this affiliate for the purchase of appliances.

4.   Investments

Short-Term and Long-Term Investments

The following table presents the amortized principal amounts, related weighted-average interest rates, maturities and major security types for our investments:

	March 3, 2007		Feb. 25, 2006
	Amortized Principal Amount	Weighted- Average Interest Rate	Amortized Principal Amount	Weighted- Average Interest Rate
Short-term investments (less than one year)	$2,588	5.68%	$3,041	4.76%
Long-term investments (one to three years)	318	5.68%	218	4.95%
Total	$2,906		$3,259
Municipal debt securities	$2,840		$3,155
Auction-rate and asset-backed securities	66		97
Debt securities issued by U.S. Treasury and other U.S. government entities	—		7
Total	$2,906		$3,259

$ in millions, except per share amounts

The carrying value of our investments approximated fair value at March 3, 2007, and February 25, 2006, due to the rapid turnover of our portfolio and the highly liquid nature of these investments. Therefore, there were no significant realized or unrealized gains or losses.

Marketable Equity Securities

The carrying values of our investments in marketable equity securities at March 3, 2007, and February 25, 2006, were $4 and $28, respectively. Net unrealized (loss)/gain, net of tax, included in accumulated other comprehensive income was ($1) and $12 at March 3, 2007, and February 25, 2006, respectively.

At February 25, 2006, our investments included 1,276,001 shares of Golf Galaxy, Inc. (“Golf Galaxy”) common stock with a carrying value of $24. On February 13, 2007, Golf Galaxy completed a merger with Dick’s Sporting Goods, Inc. Under the terms of the merger agreement, each outstanding share of Golf Galaxy common stock was converted into the right to receive $18.82 per share in cash, without interest. In connection with the merger, we sold our 1,276,001 shares of Golf Galaxy common stock and recognized a $20 gain on the sale in fiscal 2007, which was included in gain on investments in our consolidated statement of earnings.

5.   Debt

Short-term debt consisted of the following:

	March 3, 2007	Feb. 25, 2006
Notes payable to banks, secured, interest rates ranging from 3.5% to 6.7%	$21	$—
Revolving credit facility, secured, variable interest rate of 5.6% at March 3, 2007	20	—
Total short-term debt	$41	$—

Fiscal Year	2007	2006
Maximum outstanding during the year	$78	$—
Average amount outstanding during the year	$57	$—
Weighted average interest rate	5.3%	—

Long-term debt consisted of the following:

	March 3, 2007	Feb. 25, 2006
Convertible subordinated debentures, unsecured, due 2022, interest rate 2.25%	$402	$402
Financing lease obligations, due 2009 to 2023, interest rates ranging from 3.0% to 6.5%	171	157
Capital lease obligations, due 2008 to 2026, interest rates ranging from 1.8% to 8.0%	24	27
Other debt, due 2010, interest rate 8.8%	12	10
Total debt	609	596
Less: current portion(1)	(19)	(418)
Total long-term debt	$590	$178

(1)                  Since holders of our debentures due in 2022 could have required us to purchase all or a portion of their debentures on January 15, 2007, we classified our debentures in the current portion of long-term debt at February 25, 2006. However, no holders of our debentures exercised this put option on January 15, 2007. The next time the holders of our debentures could require us to purchase all or a portion of their debentures is January 15, 2012. Therefore, we classified our debentures as long-term debt at March 3, 2007.

Certain debt is secured by property and equipment with a net book value of $80 and $41 at March 3, 2007, and February 25, 2006, respectively.

$ in millions, except per share amounts

Convertible Debentures

In January 2002, we sold convertible subordinated debentures having an aggregate principal amount of $402. The proceeds from the offering, net of $6 in offering expenses, were $396. The debentures mature in 2022 and are callable at par, at our option, for cash on or after January 15, 2007.

Holders may require us to purchase all or a portion of their debentures on January 15, 2012, and January 15, 2017, at a purchase price equal to 100% of the principal amount of the debentures plus accrued and unpaid interest up to but not including the date of purchase. We have the option to settle the purchase price in cash, stock, or a combination of cash and stock. On January 15, 2007, holders had the option to require us to purchase all or a portion of their debentures, at a purchase price equal to 100% of the principal amount of the debentures plus accrued and unpaid interest up to but not including the date of purchase. However, no debentures were so purchased.

The debentures become convertible into shares of our common stock at a conversion rate of 21.7391 shares per $0.001 principal amount of debentures, equivalent to an initial conversion price of $46.00 per share, if the closing price of our common stock exceeds a specified price for 20 consecutive trading days in a 30-trading day period preceding the date of conversion, if our credit rating falls below specified levels, if the debentures are called for redemption or if certain specified corporate transactions occur. During a portion of fiscal 2007, our closing stock price exceeded the specified stock price for more than 20 trading days in a 30-day trading period. Therefore, debenture holders had the option to convert their debentures into shares of our common stock. However, no debentures were so converted. Due to changes in the price of our common stock, the debentures were no longer convertible at March 3, 2007, and have not been convertible through May 1, 2007.

The debentures have an interest rate of 2.25% per annum. The interest rate may be reset, but not below 2.25% or above 3.25%, on July 15, 2011, and July 15, 2016. One of our subsidiaries has guaranteed the convertible debentures.

Credit Facilities

Our Domestic segment has a $200 bank revolving credit facility which is guaranteed by certain of our subsidiaries. The facility expires on December 22, 2009. Borrowings under this facility are unsecured and bear interest at rates specified in the credit agreement. We also pay certain facility and agent fees. The agreement contains covenants that require us to maintain certain financial ratios. We were in compliance with all such covenants at March 3, 2007, and February 25, 2006. There were no borrowings outstanding under this facility for any period presented. However, amounts outstanding under letters of credit reduce amounts available under this facility. At March 3, 2007, and February 25, 2006, $200 and $199, respectively, were available under this facility.

Our International segment has a $21 revolving demand facility for our Canada operations, of which $17 is available from February through July and $21 is available from August through January of each year. There is no set expiration date for this facility. There were no borrowings outstanding under this facility at March 3, 2007, and February 25, 2006. Outstanding letters of credit and letters of guarantee reduced the amount available under this facility to $16 and $17 at March 3, 2007, and February 25, 2006, respectively. All borrowings under this facility are made available at the sole discretion of the lender and are payable on demand. Borrowings under this facility are unsecured and bear interest at rates specified in the agreement. The agreement for this facility contains certain reporting and operating covenants. We were in compliance with all such covenants at March 3, 2007, and February 25, 2006.

Our International segment also has a $23 revolving demand facility to finance working capital requirements for our China operations. This facility may be terminated at any time and is subject to review by June 30, 2007. At the balance sheet date, there were $20 in borrowings outstanding under this facility. Borrowings under this facility are secured by a guarantee of Best Buy Co., Inc. and bear interest at rates specified in the agreement. The agreement for this facility contains certain reporting and operating covenants. We were in compliance with all such covenants at the balance sheet date.

Other

The fair value of debt approximated $683 and $693 at March 3, 2007, and February 25, 2006, respectively, based on the ask prices quoted from external sources,

$ in millions, except per share amounts

compared with carrying values of $650 and $596, respectively.

At March 3, 2007, the future maturities of long-term debt, including capitalized leases, consisted of the following:

Fiscal Year
2008	$19
2009	18
2010	27
2011	18
2012(1)	420
Thereafter	107
$609

(1)                  Holders of our debentures due in 2022 may require us to purchase all or a portion of their debentures on January 15, 2012. The table above assumes that all holders of our debentures exercise their redemption options.

6.   Shareholders’ Equity

Stock Compensation Plans

Our 2004 Omnibus Stock and Incentive Plan (“Omnibus Plan”) authorizes us to grant or issue non-qualified stock options (“stock options”), incentive stock options, share awards and other equity awards up to a total of 24 million shares. At March 3, 2007, we have not granted incentive stock options. Under the terms of the Omnibus Plan, awards may be granted to our employees, officers, advisors, consultants and directors. Awards issued under the Omnibus Plan vest as determined by the Compensation and Human Resources Committee of our Board at the time of grant. At March 3, 2007, a total of 7.9 million shares were available for future grants under the Omnibus Plan. Our Board amended the Omnibus Plan, subject to shareholder approval at the Regular Meeting of Shareholders scheduled for June 27, 2007, to increase the number of shares subject to the plan to 38 million shares.

Upon adoption and approval of the Omnibus Plan, all of our previous stock compensation plans were terminated. However, existing awards under those plans will continue to vest in accordance with the original vesting schedule and will expire at the end of their original term.

Our outstanding stock options have a 10-year term. Outstanding stock options issued to employees generally vest over a four-year period, and outstanding stock options issued to directors vest immediately upon grant. Share awards vest based either upon attainment of established goals or upon continued employment (“time-based”). Outstanding share awards that are not time-based vest at the end of a three-year incentive period based either upon our total shareholder return (“TSR”) compared with the TSR of companies that comprise the S&P 500 or growth in our common stock price (“market-based”), or upon the achievement of company or personal performance goals (“performance-based”). Time-based share awards vest over a period of at least three years, during which no more than 25% may vest at the time of the award, and no more than 25% may vest on each anniversary date thereafter. Stock-based compensation expense associated with our time-based share awards was not significant for any period presented.

Our ESPP permits employees to purchase stock at 85% of the market price of our common stock at the beginning or at the end of the semi-annual purchase period, whichever is less.

Stock Options

Stock option activity in fiscal 2007 was as follows:

	Stock Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at February 25, 2006	32,334,000	$31.93
Granted	4,650,000	55.29
Exercised	(6,004,000)	27.99
Forfeited/Canceled	(2,547,000)	40.64
Outstanding at March 3, 2007	28,433,000	$35.81	6.25	$342
Exercisable at March 3, 2007	18,181,000	$28.87	4.79	$318

$ in millions, except per share amounts

The weighted-average grant-date fair value of stock options granted during fiscal 2007, 2006 and 2005 was $22.32, $18.54 and $14.18, respectively, per share. The aggregate intrinsic value of our stock options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) exercised during fiscal 2007, 2006 and 2005, was $160, $197 and $156, respectively. At March 3, 2007, there was $154 of unrecognized compensation expense related to stock options that is expected to be recognized over a weighted-average period of 2.1 years.

Net cash proceeds from the exercise of stock options were $168, $257 and $220 in fiscal 2007, 2006 and 2005, respectively.

The actual income tax benefit realized from stock option exercises was $55, $53 and $59, in fiscal 2007, 2006 and 2005, respectively.

Prior to fiscal 2006, we used the Black-Scholes option-pricing model to estimate the fair value of each stock option. For grants subsequent to our adoption of SFAS No. 123(R), we estimate the fair value of each stock option using a lattice model. We believe the lattice model more accurately estimates stock-based compensation expense as it incorporates additional variables, including historical exercise behavior.

The fair value of each stock option was estimated on the date of grant using a lattice model in fiscal 2007 and 2006 and the Black-Scholes option-pricing model in fiscal 2005, with the following assumptions:

Valuation Assumptions(1)	March 3, 2007 Lattice	Feb. 25, 2006 Lattice	Feb. 26, 2005 Black-Scholes
Risk-free interest rate(2)	4.8% - 5.2%	4.3% - 4.6%	3.4%
Expected dividend yield	0.8%	0.8%	0.9%
Expected stock price volatility(3)	40%	40%	40%
Expected life of stock options (in years)(4)	5.9	6.1	5.5

(1)                  Forfeitures are estimated using historical experience and projected employee turnover.

(2)                  Based on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of our stock options.

(3)                  We use an outside valuation advisor to assist us in projecting expected stock price volatility. We consider both the historical volatility of our stock price as well as implied volatilities from exchange-traded options on our stock.

(4)                  We estimate the expected life of stock options based upon historical experience.

Market-Based Share Awards

The fair value of market-based share awards is determined based on generally accepted valuation techniques and the closing market price of our stock on the date of grant. A summary of the status of our market-based nonvested share awards at March 3, 2007, and changes during fiscal 2007, is as follows:

Market-Based Share Awards	Shares	Weighted- Average Fair Value per Share
Outstanding at February 25, 2006	2,678,000	$30.36
Granted	743,000	37.68
Vested	(201,000)	38.41
Forfeited/Canceled	(1,070,000)	34.65
Outstanding at March 3, 2007	2,150,000	$30.01

We recognized $20 of expense in fiscal 2007 for market-based share awards. We recognize expense for market-based share awards on a straight-line basis over the requisite service period (or to an employee’s eligible retirement date, if earlier). At March 3, 2007, there was $31 of unrecognized compensation expense related to market-based nonvested share awards that is expected to be recognized over a weighted-average period of 1.8 years.

$ in millions, except per share amounts

Performance-Based Share Awards

The fair value of performance-based share awards is determined based on the closing market price of our stock on the date of grant. A summary of the status of our performance-based nonvested share awards at March 3, 2007, and changes during fiscal 2007, is as follows:

Performance-Based Share Awards	Shares	Weighted- Average Fair Value per Share
Outstanding at February 25, 2006	184,000	$41.07
Granted	557,000	53.08
Vested	—	—
Forfeited/Canceled	(61,000)	51.45
Outstanding at March 3, 2007	680,000	$49.98

We recognized $9 of expense in fiscal 2007 for performance-based share awards. No performance-based share awards vested during fiscal 2007. At March 3, 2007, there was $23 of unrecognized compensation expense related to performance-based nonvested share awards that is expected to be recognized over a weighted-average period of 2.2 years.

ESPP

The fair value of stock-based compensation expense associated with our ESPP was estimated on the purchase date using the Black-Scholes option-pricing valuation model, with the following assumptions:

Valuation Assumptions	March 3, 2007	Feb. 25, 2006	Feb. 26, 2005
Risk-free interest rate(1)	5.0%	3.5%	1.5%
Expected dividend yield	0.7%	0.8%	0.8%
Expected stock price volatility(2)	33%	32%	31%
Expected life of ESPP options (in months)(3)	6	6	6

(1)                  Based on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of ESPP shares.

(2)                  We use an outside valuation advisor to assist us in projecting expected stock price volatility. We consider both the historical volatility of our stock price as well as implied volatilities from exchange-traded options on our stock.

(3)                  Based on semi-annual purchase period.

In fiscal 2007, 2006 and 2005, 1.2 million, 1.1 million and 1.2 million shares, respectively, were purchased through the ESPP. The weighted-average purchase date fair values of ESPP shares purchased during fiscal 2007, 2006 and 2005, were $13.97, $9.13 and $8.50, respectively. At March 3, 2007, and February 25, 2006, ESPP participants had accumulated approximately $22 and $18, respectively, to purchase our common stock.

$ in millions, except per share amounts

Earnings per Share

Our basic earnings per share calculation is computed based on the weighted-average number of common shares outstanding. Our diluted earnings per share calculation is computed based on the weighted-average number of common shares outstanding adjusted by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued. Potentially dilutive shares of common stock include stock options, nonvested share awards and shares issuable under our ESPP, as well as common shares that would have resulted from the assumed conversion of our convertible debentures (see Note 5, Debt). Since the potentially dilutive shares related to the convertible debentures are included in the calculation, the related interest expense, net of tax, is added back to earnings from continuing operations, as the interest would not have been paid if the convertible debentures had been converted to common stock. Nonvested market-based share awards and nonvested performance-based share awards are included in the average diluted shares outstanding each period if established market or performance criteria have been met at the end of the respective periods.

At March 3, 2007, stock options to purchase 28.4 million shares of common stock were outstanding as follows (shares in millions):

	Exercisable			Unexercisable			Total
	Shares	%	Weighted- Average Price per Share	Shares	%	Weighted- Average Price per Share	Shares	%	Weighted- Average Price per Share
In-the-money	18.2	100	$28.87	5.7	56	$42.49	23.9	84	$32.14
Out-of-the-money	—	—	NA	4.5	44	55.31	4.5	16	55.31
Total	18.2	100	$28.87	10.2	100	$48.12	28.4	100	$35.81

The computation of dilutive shares outstanding excludes the out-of-the-money stock options because such outstanding options’ exercise prices were greater than the average market price of our common shares and, therefore, the effect would be antidilutive (i.e., including such options would result in higher earnings per share).

The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings per share from continuing operations in fiscal 2007, 2006 and 2005:

	2007	2006	2005
Numerator:
Earnings from continuing operations, basic	$1,377	$1,140	$934
Adjustment for assumed dilution:
Interest on convertible debentures due in 2022, net of tax	7	7	7
Earnings from continuing operations, diluted	$1,384	$1,147	$941
Denominator (in millions):
Weighted-average common shares outstanding	482.1	490.3	488.9
Effect of potentially dilutive securities:
Shares from assumed conversion of convertible debentures	8.8	8.8	8.8
Stock options and other	5.3	5.7	7.3
Weighted-average common shares outstanding, assuming dilution	496.2	504.8	505.0
Basic earnings per share — continuing operations	$2.86	$2.33	$1.91
Diluted earnings per share — continuing operations	$2.79	$2.27	$1.86

$ in millions, except per share amounts

Repurchase of Common Stock

Our Board authorized a $1,500 share repurchase program in June 2006. The program terminated and replaced a $1,500 share repurchase program authorized by the Board in April 2005. The April 2005 share repurchase program terminated and replaced a $500 share repurchase program authorized by the Board in June 2004. There is no expiration date governing the period over which we can make our share repurchases under the June 2006 share repurchase program.

During fiscal 2007, we purchased and retired 5.6 million shares at a cost of $267 under the June 2006 share repurchase program, and 6.2 million shares at a cost of $332 under the April 2005 share repurchase program. At March 3, 2007, $1,233 remains available for future purchases under the June 2006 share repurchase program.

Comprehensive Income

Comprehensive income is computed as net earnings plus certain other items that are recorded directly to shareholders’ equity. In addition to net earnings, the significant components of comprehensive income include foreign currency translation adjustments and unrealized gains and losses, net of tax, on available-for-sale marketable equity securities. Foreign currency translation adjustments do not include a provision for income tax expense when earnings from foreign operations are considered to be indefinitely reinvested outside the United States. Comprehensive income was $1,332, $1,252 and $1,047 in fiscal 2007, 2006 and 2005, respectively.

7.   Net Interest Income

Net interest income was comprised of the following in fiscal 2007, 2006 and 2005:

	2007	2006	2005
Interest income	$142	$103	$45
Interest expense(1)	(31)	(30)	(44)
Dividend income	—	4	—
Net interest income	$111	$77	$1

(1)                  Fiscal 2007 and 2006 interest expense includes $11 and $8, respectively, of interest expense related to financing leases. Fiscal 2005 interest expense includes $21 of expense related to financing leases in connection with our lease accounting corrections. See Note 8, Leases, for additional information.

8.   Leases

The composition of net rent expense for all operating leases, including leases of property and equipment, was as follows in fiscal 2007, 2006 and 2005:

	2007	2006	2005
Minimum rentals	$679	$569	$516
Contingent rentals	1	1	1
Total rent expense	680	570	517
Less: sublease income	(20)	(18)	(16)
Net rent expense	$660	$552	$501

$ in millions, except per share amounts

The future minimum lease payments under our capital, financing and operating leases by fiscal year (not including contingent rentals) at March 3, 2007, were as follows:

Fiscal Year	Capital Leases	Financing Leases	Operating Leases
2008	$6	$23	$741
2009	4	23	715
2010	4	23	672
2011	3	23	632
2012	1	23	592
Thereafter	17	112	3,316
Subtotal	35	227	$6,668
Less: imputed interest	(11)	(56)
Present value of lease obligations	$24	$171

Total minimum lease payments have not been reduced by minimum sublease rent income of approximately $119 due under future noncancelable subleases.

During fiscal 2006, we entered into a capital lease agreement totaling $16 for a distribution center. During fiscal 2005, we entered into a capital lease agreement totaling $10 for a corporate facility. These leases were noncash transactions and have been eliminated from our consolidated statements of cash flows.

Fiscal 2005 Lease Accounting Correction

We conducted an extensive review of our lease accounting practices during the fourth quarter of fiscal 2005 in light of the views expressed by the SEC in its letter dated February 7, 2005, to the American Institute of Certified Public Accountants Center for Public Company Audit Firms. In the letter, the SEC expressed its views regarding operating lease accounting matters and the related interpretation/application of these matters under existing GAAP.

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

Historically, we recognized rent expense beginning at the inception of the contractual lease term, which was generally when the store opened. Effective with the fourth quarter of fiscal 2005 and through fiscal 2006, we recognized rent expense beginning when we took possession of the property unless we were actively constructing the facility, in which case straight-line rent amounts were capitalized. As discussed in Note 1, Summary of Significant Accounting Policies — Leases, beginning in the first quarter of fiscal 2007, we adopted on a prospective basis FSP No. FAS 13-1, Accounting for Rental Costs Incurred During a Construction Period, which requires companies to expense rent payments for building and ground lease obligations incurred during the construction period.

The $21 charge to interest expense was related to the change in accounting for certain leases as financing leases rather than operating leases, as these lease transactions did not qualify for sale-leaseback treatment in accordance with SFAS No. 98, Accounting for Leases: Sale-Leaseback Transactions Involving Real Estate, Sales-Type Leases of Real Estate, Definition of the Lease Term, and Initial Direct Costs of Direct Financing Leases. For financing leases, the gross cost of constructing the asset is included in property and equipment and amounts reimbursed from the landlord are recorded as financing obligations. In fiscal 2005, we made a $107 adjustment to increase property and equipment, and financing obligations. This adjustment was considered a noncash transaction and has been excluded from the consolidated statements of cash flows. Financing obligations are included in our consolidated balance sheets

$ in millions, except per share amounts

in current portion of long-term debt and long-term debt, as appropriate.

These adjustments had no effect on our historical or future cash flows, or the timing of our lease payments.

9.   Benefit Plans

We sponsor retirement savings plans for employees meeting certain age and service requirements. Participants may choose from various investment options including our company stock. Participants can contribute up to 50% of their eligible compensation annually as defined by the plan document, subject to IRS limitations. Prior to January 2007, we matched up to 50% of the first 5% of participating employees’ pre-tax earnings. Beginning in January 2007, we changed the match to 100% of the first 3% of participating employees’ pre-tax earnings and 50% of the next 2% of participating employees’ pre-tax earnings. Our matching contribution is subject to annual approval by the Compensation and Human Resources Committee of the Board. The total matching contributions, net of forfeitures, were $26, $19 and $14 in fiscal 2007, 2006 and 2005, respectively.

We have a non-qualified, unfunded deferred compensation plan for highly compensated employees and our Board whose contributions are limited under qualified defined contribution plans. Amounts contributed and deferred under the deferred compensation plan are credited or charged with the performance of investment options offered under the plan and elected by the participants. In the event of bankruptcy, the assets of this plan are available to satisfy the claims of general creditors. The liability for compensation deferred under this plan was $75 and $74 at March 3, 2007, and February 25, 2006, respectively, and is included in long-term liabilities. We manage the risk of changes in the fair value of the liability for deferred compensation by electing to match our liability under the plan with investment vehicles that offset a substantial portion of our exposure. The cash value of the investment vehicles, which includes funding for future deferrals, was $82 and $78 at March 3, 2007, and February 25, 2006, respectively, and is included in other assets. Both the asset and the liability are carried at fair value.

10.   Income Taxes

The following is a reconciliation of the federal statutory income tax rate to income tax expense from continuing operations in fiscal 2007, 2006 and 2005:

	2007	2006	2005
Federal income tax at the statutory rate	$747	$603	$505
State income taxes, net of federal benefit	38	34	29
Benefit from foreign operations	(36)	(37)	(7)
Non-taxable interest income	(34)	(28)	(22)
Other	37	9	4
Income tax expense	$752	$581	$509
Effective income tax rate	35.3%	33.7%	35.3%

During fiscal 2007, we reduced our tax contingencies reserve due to the resolution of certain tax matters associated with our acquisition of Future Shop. This adjustment resulted in a decrease of goodwill associated with Future Shop. During fiscal 2006 and 2005, we adjusted our tax contingencies reserve based on the resolution and clarification of certain federal and state income tax matters, including favorable rulings from the IRS and certain state jurisdictions.

The IRS has completed its audits through fiscal 2002. All tax years since the acquisition of Future Shop in fiscal 2002 are still subject to audit with Revenue Canada. Our tax obligations with respect to Pacific Sales and Five Star began on the respective dates of acquisition.

Income tax expense was comprised of the following in fiscal 2007, 2006 and 2005:

	2007	2006	2005
Current:
Federal	$609	$640	$502
State	45	78	36
Foreign	16	14	(1)
	670	732	537
Deferred:
Federal	51	(131)	(4)
State	19	(14)	(20)
Foreign	12	(6)	(4)
	82	(151)	(28)
Income tax expense	$752	$581	$509

$ in millions, except per share amounts

Deferred taxes are the result of differences between the bases of assets and liabilities for financial reporting and income tax purposes. We have not recorded deferred taxes when earnings from foreign operations are considered to be indefinitely reinvested outside the U.S. Such amounts would not be significant.

Deferred tax assets and liabilities were comprised of the following:

	March 3, 2007	Feb. 25, 2006
Accrued property expenses	$105	$93
Other accrued expenses	19	38
Deferred revenue	79	139
Compensation and benefits	71	47
Stock-based compensation	74	45
Net operating loss carryforwards	10	57
Goodwill	3	17
Other	57	43
Total deferred tax assets	418	479
Property and equipment	(168)	(153)
Convertible debt	(44)	(36)
Other	(27)	(22)
Total deferred tax liabilities	(239)	(211)
Net deferred tax assets	$179	$268

Deferred tax assets and liabilities included in our consolidated balance sheets were as follows:

	March 3, 2007	Feb. 25, 2006
Other current assets	$144	$126
Other assets	35	142
Net deferred tax assets	$179	$268

Management believes that the realization of the deferred tax assets is more likely than not, based upon the expectation that we will generate the necessary taxable income in future periods and, accordingly, no valuation reserves have been provided. At March 3, 2007, we had net operating loss carryforwards from our International operations of $29, which expire beginning in fiscal 2010 and through fiscal 2027. We expect to fully utilize the net operating loss carryforwards and, therefore, no valuation allowances have been recorded.

11.   Segment and Geographic Information

Segment Information

We operate two reportable segments: Domestic and International. The Domestic segment is comprised of U.S. store and online operations, including Best Buy, Geek Squad, Magnolia Audio Video and Pacific Sales. The International segment is comprised of all Canada store and online operations, including Best Buy, Future Shop and Geek Squad, as well as our Five Star and Best Buy retail and online operations in China. Pacific Sales was acquired on March 7, 2006, and our 75% interest in Five Star was acquired on June 8, 2006. Our segments are evaluated on an operating income basis, and a stand-alone tax provision is not calculated for each segment. The other accounting policies of the segments are the same as those described in Note 1, Summary of Significant Accounting Policies.

$ in millions, except per share amounts

The following tables present our business segment information for continuing operations in fiscal 2007, 2006 and 2005:

	2007	2006	2005
Revenue
Domestic	$31,031	$27,380	$24,616
International	4,903	3,468	2,817
Total revenue	$35,934	$30,848	$27,433
Percentage of Revenue, by Product Group
Domestic:
Consumer electronics	45%	43%	39%
Home office	29%	32%	34%
Entertainment software	19%	19%	21%
Appliances	7%	6%	6%
Total	100%	100%	100%
International:
Consumer electronics	45%	44%	41%
Home-office	33%	38%	40%
Entertainment software	12%	14%	15%
Appliances	10%	4%	4%
Total	100%	100%	100%
Operating Income
Domestic	$1,889	$1,588	$1,393
International	110	56	49
Total operating income	1,999	1,644	1,442
Net interest income	111	77	1
Gain on investments	20	—	—
Earnings from continuing operations before income tax expense	$2,130	$1,721	$1,443

Assets
Domestic	$10,614	$9,722	$8,372
International	2,956	2,142	1,922
Total assets	$13,570	$11,864	$10,294
Capital Expenditures
Domestic	$648	$541	$398
International	85	107	104
Total capital expenditures	$733	$648	$502
Depreciation
Domestic	$438	$397	$413
International	71	59	46
Total depreciation	$509	$456	$459

$ in millions, except per share amounts

Geographic Information

The following tables present our geographic information in fiscal 2007, 2006 and 2005:

	2007	2006	2005
Net sales to customers
U.S.	$31,031	$27,380	$24,616
Canada	4,340	3,468	2,817
China	563	—	—
Total revenue	$35,934	$30,848	$27,433
Long-lived assets
U.S.	$2,487	$2,337	$2,157
Canada	333	375	307
China	118	—	—
Total long-lived assets	$2,938	$2,712	$2,464

12.   Contingencies and Commitments

Contingencies

On December 8, 2005, a purported class action lawsuit captioned, Jasmen Holloway, et al. v. Best Buy Co., Inc., was filed in the U.S. District Court for the Northern District of California alleging we discriminate against women and minority individuals on the basis of gender, race, color and/or national origin with respect to our employment policies and practices. The action seeks an end to discriminatory policies and practices, an award of back and front pay, punitive damages and injunctive relief, including rightful place relief for all class members. As of March 3, 2007, no accrual had been established as it was not possible to estimate the possible loss or range of loss because this matter had not advanced to a stage where we could make any such estimate. We believe the allegations are without merit and intend to defend this action vigorously.

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

Commitments

We engage Accenture LLP (“Accenture”) to assist us with improving our operational capabilities and reducing our costs in the information systems, procurement and human resources areas. Our future contractual obligations to Accenture are expected to range from $76 to $334 per year through 2012, the end of the contract period. Prior to our engagement of Accenture, a significant portion of these costs were incurred as part of normal operations.

We had outstanding letters of credit for purchase obligations with a fair value of $85 at March 3, 2007.

At March 3, 2007, we had commitments for the purchase and construction of facilities valued at approximately $69. Also, at March 3, 2007, we had entered into lease commitments for land and buildings for 115 future locations. These lease commitments with real estate developers provide for minimum rentals ranging from seven to 20 years, which if consummated based on current cost estimates, will approximate $84 annually over the initial lease terms. These minimum rentals have been included in the future minimum lease payments included in Note 8, Leases.

13.   Related Party Transactions

Elliot S. Kaplan, a director, is a partner with the law firm of Robins, Kaplan, Miller & Ciresi L.L.P. (“RKMC”), which serves as our primary outside general counsel. Our Board periodically reviews the fees paid to RKMC to ensure that they are competitive with fees charged by other law firms comparable in size and expertise. We paid legal fees of $9, $7 and $6 to RKMC during fiscal 2007, 2006 and 2005, respectively. In addition, RKMC earned a contingent fee of $6 in fiscal 2005 in connection with the settlement of our claims against two credit card companies, which we believe resulted in a significantly greater recovery for us than we

$ in millions, except per share amounts

would have received if we had not opted out of a related class action lawsuit against the same defendants. The Board has approved the transactions and our continued business dealings with RKMC.

We purchase certain store fixtures from Phoenix Fixtures, Inc. (“Phoenix”), a company owned by the brother of Richard M. Schulze, our Chairman of the Board. The decision to conduct business with Phoenix was based on both qualitative and quantitative factors including product quality, pricing, customer service and design flexibility. Our Board reviewed our transactions with Phoenix and has approved the transactions and our continued business dealings with Phoenix. The total amounts paid to Phoenix during fiscal 2007, 2006 and 2005 were $19, $18 and $20, respectively.

The Audit Committee of our Board, comprised of all independent directors, has responsibility for reviewing related party transactions and presenting them to the Board for approval.

14.   Subsequent Event

Acquisition of Speakeasy, Inc.

Effective May 1, 2007, we acquired Speakeasy, Inc. (“Speakeasy”) for $97 in cash, including transaction costs, subject to certain post-closing adjustments. In connection with this transaction, we also repaid $6 of Speakeasy’s debt. We acquired Speakeasy to strengthen our technology portfolio for small business customers, delivered through Best Buy For Business. The acquisition will be accounted for in the first quarter of fiscal 2008 using the purchase method in accordance with SFAS No. 141, Business Combinations. Accordingly, the net assets will be recorded at their estimated fair values, and operating results will be included in our financial statements from the date of acquisition. The purchase price will be allocated on a preliminary basis using information currently available. Goodwill is projected to be approximately $75 and is not expected to be deductible for tax purposes. The allocation of the purchase price to the assets and liabilities acquired will be finalized no later than the first quarter of fiscal 2009, as we obtain more information regarding asset valuations, liabilities assumed and revisions of preliminary estimates of fair values made at the date of acquisition.

15.                Condensed Consolidating Financial Information

Our convertible debentures, due in 2022, are guaranteed by our wholly owned indirect subsidiary Best Buy Stores, L.P. Investments in subsidiaries of Best Buy Stores, L.P., which have not guaranteed the convertible debentures, are accounted for under the equity method. We reclassified certain prior-year amounts as described in Note 1, Summary of Significant Accounting Policies. The aggregate principal balance and carrying amount of our convertible debentures, which mature in 2022, was $402 at March 3, 2007.

Additional information regarding the convertible debentures is included in Note 5, Debt.

In June 2004, we redeemed our convertible debentures due in 2021 for $355. These debentures were guaranteed by Best Buy Stores, L.P. and certain of our other wholly owned subsidiaries.

In fiscal 2004, we sold our interest in Musicland. Best Buy Co., Inc.’s fiscal 2005 gain on disposal of discontinued operations included a $50 tax benefit resulting from the favorable resolution of outstanding tax matters with the IRS regarding the disposition of our interest in Musicland. Additional information regarding Musicland is included in Note 2, Discontinued Operations.

We file a consolidated U.S. federal income tax return. Income taxes are allocated in accordance with our tax allocation agreement. U.S. affiliates receive no tax benefit for taxable losses, but are allocated taxes at the required effective income tax rate if they have taxable income.

$ in millions, except per share amounts

The following tables present condensed consolidating balance sheets as of March 3, 2007, and February 25, 2006, and condensed consolidating statements of earnings and cash flows for the fiscal years ended March 3, 2007; February 25, 2006; and February 26, 2005:

Condensed Consolidating Balance Sheets

As of March 3, 2007

	Best Buy Co., Inc.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$235	$77	$893	$—	$1,205
Short-term investments	2,582	—	6	—	2,588
Receivables	33	363	152	—	548
Merchandise inventories	—	3,465	960	(397)	4,028
Other current assets	20	202	596	(106)	712
Intercompany receivable	—	—	4,891	(4,891)	—
Intercompany note receivable	500	—	—	(500)	—
Total current assets	3,370	4,107	7,498	(5,894)	9,081
Net Property and Equipment	239	1,898	804	(3)	2,938
Goodwill	—	6	913	—	919
Tradenames	—	—	81	—	81
Long-Term Investments	318	—	—	—	318
Other Assets	91	263	14	(135)	233
Investments in Subsidiaries	6,099	162	1,293	(7,554)	—
Total Assets	$10,117	$6,436	$10,603	$(13,586)	$13,570
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$—	$—	$3,934	$—	$3,934
Unredeemed gift card liabilities	—	452	44	—	496
Accrued compensation and related expenses	—	198	134	—	332
Accrued liabilities	7	564	544	(125)	990
Accrued income taxes	484	5	—	—	489
Short-term debt	—	—	41	—	41
Current portion of long-term debt	2	12	5	—	19
Intercompany payable	2,460	2,431	—	(4,891)	—
Intercompany note payable	—	500	—	(500)	—
Total current liabilities	2,953	4,162	4,702	(5,516)	6,301
Long-Term Liabilities	219	849	102	(727)	443
Long-Term Debt	407	132	51	—	590
Minority Interests	—	—	35	—	35
Shareholders’ Equity	6,538	1,293	5,713	(7,343)	6,201
Total Liabilities and Shareholders’ Equity	$10,117	$6,436	$10,603	$(13,586)	$13,570

$ in millions, except per share amounts

Condensed Consolidating Balance Sheets

As of February 25, 2006

	Best Buy Co., Inc.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$10	$79	$659	$—	$748
Short-term investments	2,874	—	167	—	3,041
Receivables	37	319	93	—	449
Merchandise inventories	—	3,173	636	(471)	3,338
Other current assets	20	211	265	(87)	409
Intercompany receivable	—	—	3,757	(3,757)	—
Intercompany note receivable	500	—	—	(500)	—
Total current assets	3,441	3,782	5,577	(4,815)	7,985
Net Property and Equipment	244	1,733	737	(2)	2,712
Goodwill	—	6	551	—	557
Tradename	—	—	44	—	44
Long-Term Investments	218	—	—	—	218
Other Assets	108	266	131	(157)	348
Investments in Subsidiaries	4,813	—	1,124	(5,937)	—
Total Assets	$8,824	$5,787	$8,164	$(10,911)	$11,864
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$—	$—	$3,234	$—	$3,234
Unredeemed gift card liabilities	—	430	39	—	469
Accrued compensation and related expenses	3	225	126	—	354
Accrued liabilities	7	518	392	(39)	878
Accrued income taxes	670	—	76	(43)	703
Current portion of long-term debt	404	9	5	—	418
Intercompany payable	1,717	2,134	—	(3,851)	—
Intercompany note payable	—	500	—	(500)	—
Total current liabilities	2,801	3,816	3,872	(4,433)	6,056
Long-Term Liabilities	257	732	31	(647)	373
Long-Term Debt	7	115	56	—	178
Shareholders’ Equity	5,759	1,124	4,205	(5,831)	5,257
Total Liabilities and Shareholders’ Equity	$8,824	$5,787	$8,164	$(10,911)	$11,864

$ in millions, except per share amounts

Condensed Consolidating Statements of Earnings

Fiscal Year Ended March 3, 2007

	Best Buy Co., Inc.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$18	$29,113	$34,923	$(28,120)	$35,934
Cost of goods sold	—	24,073	31,357	(28,265)	27,165
Gross profit	18	5,040	3,566	145	8,769
Selling, general and administrative expenses	59	4,752	1,980	(21)	6,770
Operating (loss) income	(41)	288	1,586	166	1,999
Net interest (expense) income	(61)	(173)	345	—	111
Gain on investments	20	—	—	—	20
Equity in earnings (loss) of subsidiaries	1,298	(47)	73	(1,324)	—
Earnings before income tax expense	1,216	68	2,004	(1,158)	2,130
Income tax expense	5	42	705	—	752
Minority interest in earnings	—	—	1	—	1
Net earnings	$1,211	$26	$1,298	$(1,158)	$1,377

$ in millions, except per share amounts

Condensed Consolidating Statements of Earnings

Fiscal Year Ended February 25, 2006

	Best Buy Co., Inc.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$17	$26,323	$30,433	$(25,925)	$30,848
Cost of goods sold	—	21,666	27,234	(25,778)	23,122
Gross profit	17	4,657	3,199	(147)	7,726
Selling, general and administrative expenses	34	4,428	1,690	(70)	6,082
Operating (loss) income	(17)	229	1,509	(77)	1,644
Net interest (expense) income	(21)	(82)	180	—	77
Equity in earnings (loss) of subsidiaries	1,159	(72)	25	(1,112)	—
Earnings before income tax expense	1,121	75	1,714	(1,189)	1,721
Income tax (benefit) expense	(49)	50	580	—	581
Net earnings	$1,170	$25	$1,134	$(1,189)	$1,140

$ in millions, except per share amounts

Condensed Consolidating Statements of Earnings

Fiscal Year Ended February 26, 2005

	Best Buy Co., Inc.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$16	$23,951	$25,742	$(22,276)	$27,433
Cost of goods sold	—	20,126	23,093	(22,281)	20,938
Gross profit	16	3,825	2,649	5	6,495
Selling, general and administrative expenses	25	3,587	1,571	(130)	5,053
Operating (loss) income	(9)	238	1,078	135	1,442
Net interest (expense) income	(12)	(68)	81	—	1
Equity in earnings (loss) of subsidiaries	750	(77)	29	(702)	—
Earnings from continuing operations before income tax expense	729	93	1,188	(567)	1,443
Income tax (benefit) expense	(21)	65	465	—	509
Earnings from continuing operations	750	28	723	(567)	934
Gain on disposal of discontinued operations(1)	50	—	—	—	50
Net earnings	$800	$28	$723	$(567)	$984

(1)                  Fiscal 2005 includes a tax benefit of $50 due to the resolution of certain federal tax matters.

$ in millions, except per share amounts

Condensed Consolidating Statements of Cash Flows

Fiscal Year Ended March 3, 2007

	Best Buy Co., Inc.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total cash (used in) provided by operating activities	$(213)	$170	$1,805	$—	$1,762
Investing Activities
Additions to property and equipment	—	(512)	(221)	—	(733)
Purchases of available-for-sale securities	(4,386)	—	(155)	—	(4,541)
Sales of available-for-sale securities	4,570	—	316	—	4,886
Acquisitions of businesses, net of cash acquired	—	—	(421)	—	(421)
Proceeds from disposition of investments	24	—	—	—	24
Other, net	(5)	4	6	—	5
Total cash provided by (used in) investing activities	203	(508)	(475)	—	(780)
Financing Activities
Repurchase of common stock	(599)	—	—	—	(599)
Issuance of common stock under employee stock purchase plan and for the exercise of stock options	217	—	—	—	217
Dividends paid	(174)	—	—	—	(174)
Repayments of debt	(2)	—	(82)	—	(84)
Proceeds from issuance of debt	—	39	57	—	96
Excess tax benefits from stock-based compensation	50	—	—	—	50
Other, net	—	—	(19)	—	(19)
Change in intercompany receivable/payable	743	297	(1,040)	—	—
Total cash provided by (used in) financing activities	235	336	(1,084)	—	(513)
Effect of Exchange Rate Changes on Cash	—	—	(12)	—	(12)
Increase (Decrease) in Cash and Cash Equivalents	225	(2)	234	—	457
Cash and Cash Equivalents at Beginning of Year	10	79	659	—	748
Cash and Cash Equivalents at End of Year	$235	$77	$893	$—	$1,205

$ in millions, except per share amounts

Condensed Consolidating Statements of Cash Flows

Fiscal Year Ended February 25, 2006

	Best Buy Co., Inc.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total cash provided by (used in) operating activities	$364	$(117)	$1,493	$—	$1,740
Investing Activities
Additions to property and equipment	(14)	(494)	(140)	—	(648)
Purchases of available-for-sale securities	(4,256)	—	(63)	—	(4,319)
Sales of available-for-sale securities	4,183	—	4	—	4,187
Change in restricted assets	—	—	(20)	—	(20)
Other, net	43	(18)	21	—	46
Total cash used in investing activities	(44)	(512)	(198)	—	(754)
Financing Activities
Repurchase of common stock	(772)	—	—	—	(772)
Issuance of common stock under employee stock purchase plan and for the exercise of stock options	292	—	—	—	292
Dividends paid	(151)	—	—	—	(151)
Repayments of debt	(8)	(59)	(2)	—	(69)
Proceeds from issuance of debt	—	36	—	—	36
Excess tax benefits from stock-based compensation	55	—	—	—	55
Other, net	—	—	(10)	—	(10)
Change in intercompany receivable/payable	215	669	(884)	—	—
Total cash (used in) provided by financing activities	(369)	646	(896)	—	(619)
Effect of Exchange Rate Changes on Cash	—	—	27	—	27
(Decrease) Increase in Cash and Cash Equivalents	(49)	17	426	—	394
Cash and Cash Equivalents at Beginning of Year	59	62	233	—	354
Cash and Cash Equivalents at End of Year	$10	$79	$659	$—	$748

$ in millions, except per share amounts

Condensed Consolidating Statements of Cash Flows

Fiscal Year Ended February 26, 2005

	Best Buy Co., Inc.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total cash provided by operating activities from continuing operations	$282	$500	$1,199	$—	$1,981
Investing Activities
Additions to property and equipment	—	(338)	(164)	—	(502)
Purchases of available-for-sale securities	(8,466)	—	(51)	—	(8,517)
Sales of available-for-sale securities	7,730	—	—	—	7,730
Change in restricted assets	(17)	—	(123)	—	(140)
Other, net	16	(9)	—	—	7
Total cash used in investing activities from continuing operations	(737)	(347)	(338)	—	(1,422)
Financing Activities
Repurchase of common stock	(200)	—	—	—	(200)
Issuance of common stock under employee stock purchase plan and for the exercise of stock options	256	—	—	—	256
Dividends paid	(137)	—	—	—	(137)
Repayments of debt	(354)	(15)	(2)	—	(371)
Other, net	—	—	(7)	—	(7)
Change in intercompany receivable/payable	844	(109)	(735)	—	—
Total cash provided by (used in) financing activities from continuing operations	409	(124)	(744)	—	(459)
Effect of Exchange Rate Changes on Cash	—	—	9	—	9
(Decrease) Increase in Cash and Cash Equivalents	(46)	29	126	—	109
Cash and Cash Equivalents at Beginning of Year	105	33	107	—	245
Cash and Cash Equivalents at End of Year	$59	$62	$233	$—	$354

$ in millions, except per share amounts

16.   Supplementary Financial Information (Unaudited)

The following tables show selected unaudited quarterly operating results for each quarter of fiscal 2007 and 2006:

					Fiscal
Quarter	1st	2nd	3rd	4th(1)	Year
Fiscal 2007
Revenue	$6,959	$7,603	$8,473	$12,899	$35,934
Comparable store sales % change(2)	4.9%	3.7%	4.8%	5.9%	5.0%
Gross profit	$1,765	$1,902	$1,995	$3,107	$8,769
Operating income	337	330	196	1,136	1,999
Net earnings	234	230	150	763	1,377
Diluted earnings per share	0.47	0.47	0.31	1.55	2.79

					Fiscal
Quarter	1st	2nd	3rd	4th	Year
Fiscal 2006
Revenue	$6,118	$6,702	$7,335	$10,693	$30,848
Comparable store sales % change(2)	4.4%	3.5%	3.3%	7.3%	4.9%
Gross profit	$1,558	$1,711	$1,788	$2,669	$7,726
Operating income	239	261	189	955	1,644
Net earnings	170	188	138	644	1,140
Diluted earnings per share	0.34	0.37	0.28	1.29	2.27

Note: Certain totals may not add due to rounding.

(1)      Net earnings in the fourth quarter of fiscal 2007 included income of $19 ($12 net of tax, or $0.02 per diluted share) related to gift card breakage (gift cards sold where the likelihood of the gift card being redeemed by the customer is remote) for prior fiscal years. This gift card breakage was recorded as a result of determining our legal obligation with respect to the value of unredeemed gift cards not reflected in our initial fiscal 2006 gift card breakage recognition. In addition, net earnings in the fourth quarter of fiscal 2007 included income of $20 ($13 net of tax, or $0.03 per diluted share) related to the gain from the sale of our investment in Golf Galaxy, Inc.

(2)                  Comprised of revenue at stores and Web sites operating for at least 14 full months, as well as remodeled and expanded locations. Relocated stores are excluded from the comparable store sales calculation until at least 14 full months after reopening. Acquired stores are included in the comparable store sales calculation beginning with the first full quarter following the first anniversary of the date of the acquisition The calculation of the comparable store sales percentage change excludes the impact of fluctuations in foreign currency exchange rates. All comparable store sales percentage calculations reflect an equal number of weeks. The method of calculating comparable store sales varies across the retail industry. As a result, our method of calculating comparable store sales may not be the same as other retailers’ methods.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

On May 10, 2005, contemporaneously with the conclusion of the audit for our fiscal year ended February 26, 2005, Ernst & Young LLP (“E&Y”) was dismissed as our independent registered public accounting firm. The dismissal of E&Y was approved by the Audit Committee. Effective February 27, 2005, we engaged Deloitte & Touche LLP (“D&T”) as our independent registered public accounting firm for fiscal 2006. The engagement of D&T was approved by the Audit Committee and ratified by our shareholders for each of the fiscal years ended March 3, 2007, and February 25, 2006.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), to allow timely decisions regarding required disclosure. We have established a Disclosure Committee, consisting of certain members of management, to assist in this evaluation. The Disclosure Committee meets on a regular basis.

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), as of March 3, 2007. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 3, 2007, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Management’s report on our internal control over financial reporting is included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Attestation Report of the Registered Public Accounting Firm

D&T’s attestation report on management’s assessment and the effectiveness of our internal control over financial reporting is included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the fiscal fourth quarter ended March 3, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Certifications

The certifications of our Chief Executive Officer and our Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as Exhibits No. 31.1 and No. 31.2, respectively, to this Annual Report on Form 10-K. As required by section 303A.12(a) of the New York Stock Exchange Listed Company Manual, our Chief Executive Officer has certified to the New York Stock Exchange that he is not aware of any violation by us of the NYSE’s Corporate Governance listing standards.

Item 9B. Other Information.

There was no information required to be disclosed in a Current Report on Form 8-K during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K that was not reported.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

The information provided under the caption “Nominees and Directors” in the Proxy Statement is incorporated herein by reference.

Executive Officers

Information regarding our Executive Officers is furnished in a separate item captioned “Executive Officers of the Registrant” included in Part I of this Annual Report on Form 10-K.

Family Relationships

The nature of all family relationships between any director, executive officer or person nominated to become a director is stated under the captions “Nominees and Directors” and “Certain Relationships and Related Party Transactions” in the Proxy Statement and is incorporated herein by reference.

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

Code of Ethics

In February 2004, our Board adopted our Code of Business Ethics that applies to our directors and all of our employees, including our Chief Executive Officer, our Chief Financial Officer and our Chief Accounting Officer. Our Code of Business Ethics is available on our Web site, www.BestBuy.com — select the “For Our Investors” link and then the “Corporate Governance” link.

A copy of our Code of Business Ethics may also be obtained, without charge, upon written request to:

Best Buy Co., Inc.
Investor Relations Department
7601 Penn Avenue South
Richfield, MN 55423-3645

We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, a provision of our Code of Business Ethics that applies to our Chief Executive Officer, Chief Financial Officer or Chief Accounting Officer by posting such information within two business days of any such amendment or waiver on our Web site, www.BestBuy.com — select the “For Our Investors” link and then the “Corporate Governance” link.

Item 11. Executive Compensation.

The information set forth under the caption “Executive Compensation” in the Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding securities authorized for issuance under equity compensation plans is furnished as a separate item captioned “Securities Authorized for Issuance Under Equity Compensation Plans” included in Part II of this Annual Report on Form 10-K.

Security Ownership of Certain Beneficial Owners and Management

The information provided under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information provided under the captions “Director Independence,” “Nominees and Directors” and “Certain Relationships and Related Party Transactions” in the Proxy Statement is incorporated herein by reference.

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

2.                Supplementary Financial Statement Schedules:

Schedule II — Valuation and Qualifying Accounts

Other schedules have not been included because they are not applicable or because the information is included elsewhere in this report.

3.                Exhibits:

Number	Description	Method of Filing
3.1	Restated Articles of Incorporation	1
3.2	Amended and Restated By-Laws	2
4.1	Indenture by and among Best Buy Co., Inc., Best Buy Stores, L.P. and Wells Fargo Bank Minnesota, National Association, dated January 15, 2002, as amended and supplemented	3
4.2	Offer Letter Agreement between Royal Bank of Canada and Best Buy Canada Ltd. Magasins Best Buy Ltee dated March 9, 2004	4
4.3	5-Year Revolving Credit Agreement with U.S. Bank National Association dated December 22, 2004	5
*10.1	1994 Full-Time Employee Non-Qualified Stock Option Plan, as amended	1
*10.2	1997 Employee Non-Qualified Stock Option Plan, as amended	6
*10.3	1997 Directors’ Non-Qualified Stock Option Plan, as amended	1
*10.4	The Assumed Musicland 1998 Stock Incentive Plan	7
*10.5	2000 Restricted Stock Award Plan, as amended	8
*10.6	Best Buy Co., Inc. 2004 Omnibus Stock and Incentive Plan	9
*10.7	2007 Long-Term Incentive Program Award Agreement, as approved by the Board of Directors on October 23, 2006	1
*10.8	Best Buy Fourth Amended and Restated Deferred Compensation Plan, as amended	10
*10.9	2007 Executive Officer Short-Term Incentive Program	11
12.1	Statements re: Computation of Ratios	1
18.1	Deloitte & Touche LLP Preferability Letter	1
21.1	Subsidiaries of the Registrant	1
23.1	Consent of Deloitte & Touche LLP	1
23.2	Consent of Ernst & Young LLP	1
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	1
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	1
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	1
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	1

*                      Management contracts or compensatory plans or arrangements required to be filed as exhibits pursuant to Item 15(b) of Form 10-K.

(1)                  Document is filed herewith.

(2)                  Exhibit so marked was filed with the SEC on September 19, 2006, as an exhibit to the Form 8-K of Best Buy Co., Inc., and is incorporated herein by reference and made a part hereof.

(3)                  Exhibit so marked was filed with the SEC on February 28, 2002, as an exhibit to the Registration Statement on Form S-3 (Registration No. 333-83562) of Best Buy Co., Inc., and is incorporated herein by reference and made a part hereof.

(4)                  Exhibit so marked was filed with the SEC on April 29, 2004, as an exhibit to the Form 10-K of Best Buy Co., Inc., and is incorporated herein by reference and made a part hereof.

(5)                  Exhibit so marked was filed with the SEC on January 6, 2005, as an exhibit to the Form 10-Q of Best Buy Co., Inc., and is incorporated herein by reference and made a part hereof.

(6)                  Exhibit so marked was filed with the SEC on October 6, 2005, as an exhibit to the Form 10-Q of Best Buy Co., Inc., and is incorporated herein by reference and made a part hereof.

(7)                  Exhibit so marked was filed with the SEC on February 23, 2001, as an exhibit to the Registration Statement on Form S-8 (Registration No. 333-56146) of Best Buy Co., Inc., and is incorporated herein by reference and made a part hereof.

(8)                  Exhibit so marked was filed with the SEC on October 6, 2005, as an exhibit to the Form 10-Q of Best Buy Co., Inc., and is incorporated herein by reference and made a part hereof.

(9)                  Exhibit so marked was filed on October 1, 2004, as an exhibit to the Registration Statement on Form S-8 (Registration No. 333-119472) of Best Buy Co., Inc., and is incorporated herein by reference and made a part hereof.

(10)             Exhibit so marked was filed with the SEC on April 29, 2004, as an exhibit to the Form 10-K of Best Buy Co., Inc., and is incorporated herein by reference and made a part hereof.

(11)             Exhibit so marked was filed with the SEC on May 24, 2006, on Form 8-K and is incorporated herein by reference and made a part hereof.

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
Bradbury H. Anderson
Vice Chairman and Chief Executive Officer and Director
Date: May 2, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Bradbury H. Anderson	Vice Chairman and Chief Executive Officer	May 2, 2007
Bradbury H. Anderson	(principal executive officer) and Director
/s/ Darren R. Jackson	Executive Vice President — Finance and Chief Financial Officer	May 2, 2007
Darren R. Jackson	(principal financial officer)
/s/ Susan S. Grafton	Vice President, Controller and Chief Accounting Officer	May 2, 2007
Susan S. Grafton	(principal accounting officer)
/s/ Richard M. Schulze	Director	May 2, 2007
Richard M. Schulze
/s/ Ari Bousbib	Director	May 2, 2007
Ari Bousbib
/s/ Kathy J. Higgins Victor	Director	May 2, 2007
Kathy J. Higgins Victor
/s/ Ronald James	Director	May 2, 2007
Ronald James
/s/ Elliot S. Kaplan	Director	May 2, 2007
Elliot S. Kaplan
/s/ Allen U. Lenzmeier	Director	May 2, 2007
Allen U. Lenzmeier
/s/ Matthew H. Paull	Director	May 2, 2007
Matthew H. Paull
/s/ James E. Press	Director	May 2, 2007
James E. Press
/s/ Rogelio M. Rebolledo	Director	May 2, 2007
Rogelio M. Rebolledo
/s/ Mary A. Tolan	Director	May 2, 2007
Mary A. Tolan
/s/ Frank D. Trestman	Director	May 2, 2007
Frank D. Trestman
/s/ Hatim A. Tyabji	Director	May 2, 2007
Hatim A. Tyabji

Schedule II

Valuation and Qualifying Accounts
($ in millions)

	Balance at Beginning of Period	Charged to Expenses or Other Accounts	Other (1)	Balance at End of Period
Year ended March 3, 2007:
Allowance for doubtful accounts	$3	$15	$(1)	$17
Year ended February 25, 2006:
Allowance for doubtful accounts	3	10	(10)	3
Year ended February 26, 2005:
Allowance for doubtful accounts	4	4	(5)	3

(1)                  Includes bad debt write-offs, recoveries and reserves.

	Balance at Beginning of Period	Charged to Expenses or Other Accounts	Other	Balance at End of Period
Year ended March 3, 2007:
Sales return reserve	$78	$26	$—	$104
Year ended February 25, 2006:
Sales return reserve	65	13	—	78
Year ended February 26, 2005:
Sales return reserve	—	65	—	65

Note: We initially established our sales returns reserve in the fourth quarter of fiscal 2005.