Form 10-Q
period 2007-06-02
BEST BUY CO INC
filed 2007-07-12
CIK 764478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 2, 2007

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, $.10 Par Value — 473,898,000 shares outstanding as of June 2, 2007.

BEST BUY CO., INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 2, 2007

PART I —                 FINANCIAL INFORMATION

ITEM 1.                              CONSOLIDATED FINANCIAL STATEMENTS

BEST BUY CO., INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

($ in millions, except per share amounts)

(Unaudited)

	June 2, 2007	March 3, 2007	May 27, 2006
CURRENT ASSETS
Cash and cash equivalents	$1,366	$1,205	$772
Short-term investments	1,436	2,588	1,554
Receivables	476	548	409
Merchandise inventories	4,298	4,028	3,737
Other current assets	730	712	406
Total current assets	8,306	9,081	6,878

PROPERTY AND EQUIPMENT
Property and equipment	5,131	4,904	4,957
Less accumulated depreciation	2,105	1,966	2,245
Net property and equipment	3,026	2,938	2,712

GOODWILL	1,049	919	955

TRADENAMES	93	81	63

LONG-TERM INVESTMENTS	332	318	302

OTHER ASSETS	336	233	359

TOTAL ASSETS	$13,142	$13,570	$11,269

NOTE:  The consolidated balance sheet as of March 3, 2007, has been condensed from the audited consolidated financial statements.

See Notes to Condensed Consolidated Financial Statements.

BEST BUY CO., INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

($ in millions, except per share amounts)

(Unaudited)

	June 2, 2007	March 3, 2007	May 27, 2006
CURRENT LIABILITIES
Accounts payable	$3,957	$3,934	$3,055
Unredeemed gift card liabilities	455	496	415
Accrued compensation and related expenses	243	332	278
Accrued liabilities	930	990	840
Accrued income taxes	34	489	291
Short-term debt	48	41	—
Current portion of long-term debt	19	19	418
Total current liabilities	5,686	6,301	5,297

LONG-TERM LIABILITIES	655	443	383

LONG-TERM DEBT	598	590	180

MINORITY INTERESTS	33	35	—

SHAREHOLDERS’ EQUITY
Preferred stock, $1.00 par value: Authorized — 400,000 shares; Issued and outstanding — none	—	—	—
Common stock, $.10 par value: Authorized — 1.5 billion shares; Issued and outstanding — 473,898,000, 480,655,000 and 484,014,000 shares, respectively	47	48	48
Additional paid-in capital	101	430	546
Retained earnings	5,638	5,507	4,500
Accumulated other comprehensive income	384	216	315
Total shareholders’ equity	6,170	6,201	5,409

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$13,142	$13,570	$11,269

NOTE:  The consolidated balance sheet as of March 3, 2007, has been condensed from the audited consolidated financial statements.

See Notes to Condensed Consolidated Financial Statements.

BEST BUY CO., INC.

CONSOLIDATED STATEMENTS OF EARNINGS

($ in millions, except per share amounts)

(Unaudited)

	Three Months Ended
	June 2, 2007	May 27, 2006
Revenue	$7,927	$6,959
Cost of goods sold	6,035	5,194
Gross profit	1,892	1,765
Selling, general and administrative expenses	1,626	1,428
Operating income	266	337
Other income (expense)
Investment income and other	44	31
Interest expense	(7)	(8)

Earnings before income tax expense and minority interest	303	360
Income tax expense	113	126
Minority interest	2	—

Net earnings	$192	$234

Earnings per share
Basic	$0.40	$0.48
Diluted	$0.39	$0.47

Dividends declared per common share	$0.10	$0.08

Weighted average common shares outstanding (in millions)
Basic	478.8	484.6
Diluted	491.5	500.8

See Notes to Condensed Consolidated Financial Statements.

BEST BUY CO., INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED JUNE 2, 2007

($ and shares in millions)

(Unaudited)

	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balances at March 3, 2007	481	$48	$430	$5,507	$216	$6,201

Net earnings, three months ended June 2, 2007	—	—	—	192	—	192
Foreign currency translation adjustments	—	—	—	—	168	168
Total comprehensive income						360

Cumulative effect of adopting a new accounting standard	—	—	—	(13)	—	(13)
Stock-based compensation	—	—	32	—	—	32
Issuance of common stock under employee stock purchase plan	1	—	25	—	—	25
Stock options exercised	1	—	17	—	—	17
Tax benefit from stock options exercised and employee stock purchase plan	—	—	8	—	—	8
Repurchase of common stock	(9)	(1)	(411)	—	—	(412)
Common stock dividends, $0.10 per share	—	—	—	(48)	—	(48)
Balances at June 2, 2007	474	$47	$101	$5,638	$384	$6,170

See Notes to Condensed Consolidated Financial Statements.

BEST BUY CO., INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)

(Unaudited)

	Three Months Ended
	June 2, 2007	May 27, 2006
OPERATING ACTIVITIES
Net earnings	$192	$234
Adjustments to reconcile net earnings to total cash used in operating activities
Depreciation	135	121
Asset impairment charges	2	12
Stock-based compensation	32	28
Deferred income taxes	(78)	(16)
Excess tax benefits from stock-based compensation	(8)	(23)
Other, net	(3)	8
Changes in operating assets and liabilities, net of acquired assets and liabilities
Receivables	81	34
Merchandise inventories	(210)	(343)
Other assets	(42)	(10)
Accounts payable	(25)	(201)
Other liabilities	(232)	(179)
Accrued income taxes	(272)	(391)
Total cash used in operating activities	(428)	(726)

INVESTING ACTIVITIES
Additions to property and equipment, net of $36 non-cash capital expenditures in the three months ended May 27, 2006	(179)	(154)
Purchases of available-for-sale securities	(2,238)	(497)
Sales of available-for-sale securities	3,398	1,908
Acquisition of businesses, net of cash acquired	(89)	(408)
Change in restricted assets	28	6
Other, net	—	9
Total cash provided by investing activities	920	864

FINANCING ACTIVITIES
Repurchase of common stock	(412)	(238)
Issuance of common stock under employee stock purchase plan and for the exercise of stock options	42	89
Dividends paid	(48)	(38)
Proceeds from issuance of debt	42	17
Repayments of debt	(35)	(2)
Excess tax benefits from stock-based compensation	8	23
Other, net	3	15
Total cash used in financing activities	(400)	(134)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	69	20

INCREASE IN CASH AND CASH EQUIVALENTS	161	24

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,205	748

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,366	$772

See Notes to Condensed Consolidated Financial Statements.

BEST BUY CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

($ in millions, except per share amounts)

(Unaudited)

1.                         Basis of Presentation

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary for a fair presentation as prescribed by accounting principles generally accepted in the United States. All adjustments were comprised of normal recurring adjustments, except as noted in the Notes to Condensed Consolidated Financial Statements. Historically, we have realized more of our revenue and earnings in the fiscal fourth quarter, which includes the majority of the holiday selling season in the United States and Canada, than in any other fiscal quarter. Due to the seasonal nature of our business, interim results are not necessarily indicative of results for the entire fiscal year. These interim financial statements and the related notes should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended March 3, 2007.

Consistent with China’s statutory requirements, our China operations’ fiscal year ends on December 31. Therefore, we have elected to consolidate our China financial results on a two-month lag. There was no significant intervening event that would have materially affected our consolidated financial statements had it been recorded during the fiscal quarter.

Reclassifications

To maintain consistency and comparability, we reclassified certain prior-year amounts to conform to the current-year presentation as described in Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended March 3, 2007. In addition, to conform to the current-year presentation, we reclassified to the International segment certain selling, general and administrative (“SG&A”) support costs which were previously reported as part of the Domestic segment in fiscal 2007. These reclassifications had no effect on previously reported consolidated operating income, net earnings, shareholders’ equity or cash flows.

New Accounting Standards

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Companies are not allowed to adopt SFAS No. 159 on a retrospective basis unless they choose early adoption. We plan to adopt SFAS No. 159 beginning in the first quarter of fiscal 2009. We are evaluating the impact, if any, the adoption of SFAS No. 159 will have on our operating income or net earnings.

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

2.                         Acquisitions

Speakeasy, Inc.

On May 1, 2007, we acquired Speakeasy, Inc. (“Speakeasy”) for $103 in cash, or $89 net of cash acquired, including transaction costs and the repayment of $5 of Speakeasy’s debt.  We acquired Speakeasy, an independent U.S. broadband voice, data, and IT services provider, to strengthen our portfolio of technology solutions.  The acquisition was accounted for using the purchase method in accordance with SFAS No. 141, Business Combinations. Accordingly, we recorded the net assets at their estimated fair values, and included operating results in our Domestic segment from the date of acquisition. We allocated the purchase price on a preliminary basis using information currently available. The

$ in millions, except per share amounts

allocation of the purchase price to the assets and liabilities acquired will be finalized no later than the first quarter of fiscal 2009, as we obtain more information regarding asset valuations, liabilities assumed and revisions of preliminary estimates of fair values made at the date of purchase. The premium we paid in excess of the fair value of the net assets acquired was primarily for the expected future synergies we believe Speakeasy will generate by providing new technology solutions for our existing and future customers, as well as to obtain Speakeasy’s skilled, established workforce. None of the goodwill is deductible for tax purposes.

The preliminary purchase price allocation, net of cash acquired, was as follows:

Receivables	$8
Property and equipment	8
Other assets	21
Tradename	6
Goodwill	76
Current liabilities	(30)
Total	$89

Jiangsu Five Star Appliance Co., Ltd.

On June 8, 2006, we acquired a 75% interest in Jiangsu Five Star Appliance Co., Ltd. (“Five Star”) for $184, including a working capital injection of $122 and transaction costs. Five Star is an appliance and consumer electronics retailer with 135 stores located in seven of China’s 34 provinces. We made the investment in Five Star to further our international growth plans, to increase our knowledge of Chinese customers and to obtain an immediate retail presence in China. The acquisition was accounted for using the purchase method in accordance with SFAS No. 141. Accordingly, we recorded the net assets at their estimated fair values, and included operating results in our International segment from the date of acquisition. We allocated the purchase price on a preliminary basis using information then available. The allocation of the purchase price to the assets and liabilities acquired was finalized in the first quarter of fiscal 2008. There was no significant adjustment to the preliminary purchase price allocation. None of the goodwill is deductible for tax purposes.

The final purchase price allocation, net of cash acquired, was as follows:

Restricted cash	$204
Merchandise inventories	109
Property and equipment	78
Other assets	78
Tradename	21
Goodwill	24
Accounts payable	(368)
Other current liabilities	(35)
Debt	(64)
Long-term liabilities	(1)
Minority interests[1]	(33)
Total	$13

1       The minority interests’ proportionate ownership of assets and liabilities were recorded at historical carrying values.

3.                         Investments

Debt Securities

Short-term and long-term investments are comprised of municipal and U.S. government debt securities, as well as auction-rate securities and variable-rate demand notes. In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and based on our ability to market and to sell these instruments, we classify auction-rate securities, variable-rate demand notes and other investments in debt securities as available-for-sale and carry them at amortized cost, which approximates fair value. Auction-rate securities and variable-rate demand notes are similar to short-term debt instruments because their interest rates are reset periodically. Investments in these securities can be sold for cash on the auction date. We classify auction-rate securities and variable-rate demand notes as short-term or long-term investments based on the reset dates.

In accordance with our investment policy, we place our investments in debt securities with issuers who have high-quality credit and limit the amount of investment exposure to any one issuer. We seek to preserve principal and minimize exposure to interest-rate fluctuations by limiting default risk, market risk and reinvestment risk.

$ in millions, except per share amounts

The following table presents the amortized principal amounts, related weighted-average interest rates (taxable equivalent), maturities and major security types for our investments in debt securities:

	June 2, 2007		March 3, 2007		May 27, 2006
	Amortized Principal Amount	Weighted- Average Interest Rate	Amortized Principal Amount	Weighted- Average Interest Rate	Amortized Principal Amount	Weighted- Average Interest Rate
Short-term investments (less than one year)	$1,436	5.90%	$2,588	5.68%	$1,554	5.61%
Long-term investments (one to three years)	332	5.84%	318	5.68%	302	5.80%
Total	$1,768		$2,906		$1,856

Municipal debt securities	$1,711		$2,840		$1,780
Auction-rate and asset-backed securities	57		66		76
Total	$1,768		$2,906		$1,856

The carrying values of our investments in debt securities approximated fair value at June 2, 2007; March 3, 2007; and May 27, 2006, due to the rapid turnover of our portfolio and the highly liquid nature of these investments. Therefore, there were no significant unrealized holding gains or losses.

See Note 10, Subsequent Events, for information on investments used subsequent to June 2, 2007, to finance our accelerated share repurchase program.

Marketable Equity Securities

We also invest in marketable equity securities and classify them as available-for-sale. Investments in marketable equity securities are included in other assets in our consolidated balance sheets, and are reported at fair value based on quoted market prices. All unrealized holding gains or losses are reflected net of tax in accumulated other comprehensive income in shareholders’ equity.

The carrying values of our investments in marketable equity securities at June 2, 2007; March 3, 2007; and May 27, 2006, were $4, $4 and $25, respectively. The decrease in marketable equity securities compared with May 27, 2006, was due to the sale of our investment in Golf Galaxy, Inc. (“Golf Galaxy”) on February 13, 2007. At May 27, 2006, the carrying value of our investment in Golf Galaxy was $21.

Net unrealized (loss)/gain, net of tax, included in accumulated other comprehensive income were $(1), $(1) and $10 at June 2, 2007; March 3, 2007; and May 27, 2006, respectively.

4.                         Income Taxes

We adopted the provisions of FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109, effective March 4, 2007.  FIN No. 48 provides guidance regarding the recognition, measurement, presentation and disclosure in the financial statements of tax positions taken or expected to be taken on a tax return, including the decision whether to file or not to file in a particular jurisdiction. The adoption of FIN No. 48 resulted in the reclassification of $214 of certain tax liabilities from current to long-term and a $13 increase in our liability for unrecognized tax benefits, which was accounted for as a reduction to the March 4, 2007 retained earnings balance.

At March 4, 2007, our total liability for unrecognized tax benefits, after the adoption of FIN No. 48, was $214, of which $81 represented tax benefits that, if recognized, would favorably impact the effective tax rate. Our liability for unrecognized tax benefits was $222 at June 2, 2007.

We recognize interest and penalties in income tax expense in our consolidated statements of earnings. At March 4, 2007, we had accrued interest and penalties of $17. There has been no significant change in our accrued interest and penalties since March 4, 2007.

We file a consolidated U.S. federal income tax return, as well as income tax returns in various states and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before fiscal 2003. In April 2007, the Internal Revenue Service (“IRS”) completed its examination of our U.S. federal income tax returns for fiscal 2003 and fiscal 2004 and resolution of the issues pertaining to those years is expected in fiscal 2009. However, we do not expect that the resolution of these issues will have a significant effect on our financial condition or results of operations.

$ in millions, except per share amounts

5.                         Earnings per Share

Our basic earnings per share calculation is computed based on the weighted-average number of common shares outstanding. Our diluted earnings per share calculation is computed based on the weighted-average number of common shares outstanding adjusted by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued. Potentially dilutive shares of common stock include stock options, nonvested share awards and shares issuable under our employee stock purchase plan, as well as common shares that would have resulted from the assumed conversion of our convertible debentures. Since the potentially dilutive shares related to the convertible debentures are included in the calculation, the related interest expense, net of tax, is added back to net earnings, as the interest would not have been paid if the convertible debentures had been converted to common stock. Nonvested market-based awards and nonvested performance-based awards are included in the average diluted shares outstanding each period if established market or performance criteria have been met at the end of the respective periods.

The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings per share (shares in millions):

	Three Months Ended
	June 2, 2007	May 27, 2006
Numerator
Net earnings, basic	$192	$234
Adjustment for assumed dilution
Interest on convertible debentures, net of tax	2	2
Net earnings, diluted	$194	$236

Denominator
Weighted-average common shares outstanding	478.8	484.6
Effect of potentially dilutive securities
Shares from assumed conversion of convertible debentures	8.8	8.8
Stock options and other	3.9	7.4
Weighted-average common shares outstanding, assuming dilution	491.5	500.8

Earnings per share
Basic	$0.40	$0.48
Diluted	$0.39	$0.47

The computation of average dilutive shares outstanding excluded stock options to purchase 4.7 million and 0.1 million shares of common stock for the three months ended June 2, 2007, and May 27, 2006, respectively. These amounts were excluded as the options’ exercise prices were greater than the average market price of our common stock for the periods presented and, therefore, the effect would be antidilutive (i.e., including such options would result in higher earnings per share).

6.                       Common Stock Repurchases

Our Board of Directors (“Board”) authorized a $1,500 share repurchase program in June 2006. The program, which was announced on June 21, 2006, terminated and replaced a $1,500 share repurchase program authorized by our Board in April 2005.

For the three months ended June 2, 2007, we purchased and retired 8.7 million shares at a cost of $412 under our June 2006 share repurchase program.  For the three months ended May 27, 2006, we purchased and retired 4.4 million shares at a cost of $238 under our April 2005 share repurchase program.

See Note 10, Subsequent Events, for additional information on common stock repurchases.

7.                         Comprehensive Income

Comprehensive income is computed as net earnings plus certain other items that are recorded directly to shareholders’ equity. In addition to net earnings, the significant components of comprehensive income include foreign currency translation adjustments

$ in millions, except per share amounts

and unrealized gains or losses, net of tax, on available-for-sale marketable equity securities. Foreign currency translation adjustments do not include a provision for income tax expense when earnings from foreign operations are considered to be indefinitely reinvested outside the United States. Comprehensive income was $360 and $288 for the three months ended June 2, 2007, and May 27, 2006, respectively.

8.                         Segments

We operate two reportable segments: Domestic and International. The Domestic segment is comprised of all U.S. store and online operations. The International segment is comprised of all store and online operations outside the U.S. We have included Speakeasy, which was acquired on May 1, 2007, and Pacific Sales Kitchen and Bath Centers, Inc. (“Pacific Sales”), which was acquired on March 7, 2006, in the Domestic segment. We have included Five Star, which was acquired on June 8, 2006, in the International segment. Our segments are evaluated on an operating income basis, and a stand-alone tax provision is not calculated for each segment. To conform to the current-year presentation, we reclassified to the International segment certain SG&A support costs which were previously reported as part of the Domestic segment in fiscal 2007. The other accounting policies of the segments are the same as those described in Note 1, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended March 3, 2007.

Revenue by reportable segment was as follows:

	Three Months Ended
	June 2, 2007	May 27, 2006
Domestic	$6,704	$6,162
International	1,223	797
Total revenue	$7,927	$6,959

Operating income (loss) by reportable segment and the reconciliation to earnings before income tax expense and minority interest were as follows:

	Three Months Ended
	June 2, 2007	May 27, 2006
Domestic	$270	$334
International	(4)	3
Total operating income	266	337
Other income (expense)
Investment income and other	44	31
Interest expense	(7)	(8)
Earnings before income tax expense and minority interest	$303	$360

Assets by reportable segment were as follows:

	June 2, 2007	March 3, 2007	May 27, 2006
Domestic	$9,913	$10,614	$9,053
International	3,229	2,956	2,216
Total assets	$13,142	$13,570	$11,269

Goodwill by reportable segment was as follows:

	June 2, 2007	March 3, 2007	May 27, 2006
Domestic	$451	$375	$383
International	598	544	572
Total goodwill	$1,049	$919	$955

The changes in the Domestic goodwill balance since March 3, 2007, and May 27, 2006, were primarily the result of the acquisitions of Pacific Sales and Speakeasy. The changes in the International goodwill balance since March 3, 2007, and May 27, 2006, were due primarily to the acquisition of Five Star totaling $24, and an adjustment related to the resolution of certain

$ in millions, except per share amounts

tax matters associated with our acquisition of Future Shop $(21), with the remainder due primarily to fluctuations in foreign currency exchange rates.

Tradenames included in our balance sheets were comprised of indefinite-lived intangible assets related to our Pacific Sales and Speakeasy tradenames, which are included in the Domestic segment, and to our Future Shop and Five Star tradenames, which are included in the International segment. Tradenames by reportable segment were as follows:

	June 2, 2007	March 3, 2007	May 27, 2006
Domestic	$24	$17	$17
International	69	64	46
Total tradenames	$93	$81	$63

9.                         Contingencies

We are involved in various legal proceedings arising in the normal course of conducting business. We believe the amounts provided in our consolidated financial statements are adequate in consideration of the probable and estimable liabilities. The resolution of those proceedings is not expected to have a material effect on our results of operations or financial condition.

10.                Subsequent Events

Repurchase of Common Stock

On June 26, 2007, our Board authorized a new $5,500 share repurchase program.  The program, which has no stated expiration date, terminated and replaced our prior $1,500 share repurchase program announced in June 2006.  Approximately $730 of common stock was purchased under the prior program.

In accordance with the new share repurchase program, on June 26, 2007, we entered into an accelerated share repurchase (“ASR”) program authorized by our Board. The ASR consists of two agreements to purchase shares of our common stock from Goldman, Sachs & Co. (“Goldman”) for an aggregate purchase price of $3,000.  Goldman will borrow the shares to be delivered and is expected to purchase sufficient shares of our common stock in the open market to return to lenders over the terms of the agreements.  The ASR program will conclude in February 2008, although in certain circumstances the termination date may be accelerated at Goldman’s option.  The actual number of shares repurchased will be determined at the completion of the ASR program.  We do not expect to make significant additional share repurchases prior to the conclusion of the ASR program.  Repurchased shares will be retired and constitute authorized but unissued shares.

Collared ASR

One of  the agreements (the “Collared ASR”) provides that the number of shares to be repurchased will be based generally on the volume-weighted average price (“VWAP”) of our common stock during the term of the Collared ASR, subject to collar provisions that will establish minimum and maximum numbers of shares based on the VWAP of our common stock over the hedge period, which is expected to conclude during the second quarter of fiscal 2008.  We will receive an initial number of shares of common stock on certain specified settlement dates.  At the conclusion of the hedge period, we may receive additional shares based on the VWAP of our common stock during the hedge period.  At the conclusion of the Collared ASR, we may also receive additional shares based on the VWAP of our common stock during the agreement term.

On July 2, 2007, we paid $2,000 to Goldman in exchange for an initial delivery of 28.3 million shares to us on July 2-6, 2007, under the terms of the Collared ASR.  The minimum and maximum numbers of shares that we will ultimately repurchase pursuant to the Collared ASR will not be known until the conclusion of the hedge period.

Uncollared ASR

Under the second agreement (the “Uncollared ASR”), the number of shares to be repurchased will be based generally on the VWAP of our common stock during the term of the Uncollared ASR.  We will receive an initial number of shares of common stock on certain specified settlement dates during the second quarter of fiscal 2008.  At the conclusion of the Uncollared ASR, we may receive additional shares, or we may be required to pay additional cash or shares (at our option), based on the VWAP of our common stock during the agreement term.

$ in millions, except per share amounts

On July 2, 2007, we paid $1,000 to Goldman under the terms of the Uncollared ASR. The numbers of shares that we will ultimately repurchase pursuant to the Uncollared ASR will not be known until the conclusion of the agreement.

Credit Facilities

Simultaneously with the execution of the ASR program, we entered into a $3,000 bridge loan facility with Goldman Sachs Credit Partners L.P. (the “Bridge Facility”).  We initially borrowed $2,500 under the Bridge Facility and used $500 of our existing cash and investments to finance the ASR program.  We subsequently used additional existing cash and investments to to repay $788 of our initial borrowing under the Bridge Facility.  The Bridge Facility is guaranteed by certain of our subsidiaries and expires on June 24, 2008.  Borrowings under the Bridge Facility are unsecured and bear interest at rates specified in the credit agreement.  The Bridge Facility contains covenants that require us to maintain certain financial ratios. Effective July 11, 2007, we reduced the amount we may borrow under the Bridge Facility to $2,500.  At July 10, 2007, $1,712 was outstanding under the Bridge Facility.

Additionally, we received a commitment letter from JPMorgan Chase Bank, N.A. and J.P. Morgan Securities Inc. (“JPMorgan”) for a five-year senior unsecured revolving credit facility of $2,000. The final terms of the credit facility are subject to negotiation by us and JPMorgan.

Finally, effective July 2, 2007, we terminated our previous $200 bank revolving credit facility that was scheduled to expire on December 22, 2009.

11.                Condensed Consolidating Financial Information

Our convertible debentures, due in 2022, are guaranteed by our wholly-owned indirect subsidiary Best Buy Stores, L.P. Investments in subsidiaries of Best Buy Stores, L.P., which have not guaranteed the convertible debentures, are accounted for under the equity method. We reclassified certain prior-year amounts as described in Note 1, Basis of Presentation, in this Quarterly Report on Form 10-Q. The aggregate principal balance and carrying amount of our convertible debentures, which mature in 2022, was $402 at June 2, 2007.

The debentures may be converted into shares of our common stock if the criteria, as described in Note 5, Debt, of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended March 3, 2007, are met. During a portion of the three months ended May 27, 2006, our closing stock price exceeded the specified stock price for more than 20 trading days in a 30-trading-day period. Therefore, debenture holders had the option to convert their debentures into shares of our common stock. However, no debentures were so converted. Due to changes in the price of our common stock, the debentures were no longer convertible as of May 27, 2006.

We file a consolidated U.S. federal income tax return. Income taxes are allocated in accordance with our tax allocation agreement. U.S. affiliates receive no tax benefit for taxable losses, but are allocated taxes at the required effective income tax rate if they have taxable income.

The following tables present condensed consolidating balance sheets as of June 2, 2007; March 3, 2007; and May 27, 2006; condensed consolidating statements of earnings for the three months ended June 2, 2007, and May 27, 2006; and condensed consolidating statements of cash flows for the three months ended June 2, 2007, and May 27, 2006:

$ in millions, except per share amounts

Condensed Consolidating Balance Sheets

As of June 2, 2007

(Unaudited)

	Best Buy Co., Inc.	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$255	$56	$1,055	$—	$1,366
Short-term investments	1,430	—	6	—	1,436
Receivables	13	316	147	—	476
Merchandise inventories	—	3,604	1,016	(322)	4,298
Other current assets	20	189	559	(38)	730
Intercompany receivable	—	—	4,965	(4,965)	—
Intercompany note receivable	500	—	—	(500)	—
Total current assets	2,218	4,165	7,748	(5,825)	8,306

Net Property and Equipment	237	1,940	852	(3)	3,026

Goodwill	—	6	1,043	—	1,049

Tradenames	—	—	93	—	93

Long-Term Investments	332	—	—	—	332

Other Assets	91	265	105	(125)	336

Investments in Subsidiaries	6,493	265	1,301	(8,059)	—

Total Assets	$9,371	$6,641	$11,142	$(14,012)	$13,142

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$—	$—	$3,957	$—	$3,957
Unredeemed gift card liabilities	—	410	45	—	455
Accrued compensation and related expenses	—	169	74	—	243
Accrued liabilities	27	505	398	—	930
Accrued income taxes	34	—	—	—	34
Short-term debt	—	—	48	—	48
Current portion of long-term debt	2	13	4	—	19
Intercompany payable	2,170	2,795	—	(4,965)	—
Intercompany note payable	—	500	—	(500)	—
Total current liabilities	2,233	4,392	4,526	(5,465)	5,686

Long-Term Liabilities	209	814	360	(728)	655

Long-Term Debt	407	134	57	—	598

Minority Interests	—	—	33	—	33

Shareholders’ Equity	6,522	1,301	6,166	(7,819)	6,170

Total Liabilities and Shareholders’ Equity	$9,371	$6,641	$11,142	$(14,012)	$13,142

$ in millions, except per share amounts

Condensed Consolidating Balance Sheets

As of March 3, 2007

(Unaudited)

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

$ in millions, except per share amounts

Condensed Consolidating Balance Sheets

As of May 27, 2006

(Unaudited)

	Best Buy Co., Inc.	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$25	$64	$683	$—	$772
Short-term investments	1,376	—	178	—	1,554
Receivables	19	298	92	—	409
Merchandise inventories	—	3,308	725	(296)	3,737
Other current assets	18	143	279	(34)	406
Intercompany receivable	—	—	3,399	(3,399)	—
Intercompany note receivable	500	—	—	(500)	—
Total current assets	1,938	3,813	5,356	(4,229)	6,878

Net Property and Equipment	243	1,738	734	(3)	2,712

Goodwill	—	6	949	—	955

Tradenames	—	—	63	—	63

Long-Term Investments	302	—	—	—	302

Other Assets	118	262	133	(154)	359

Investments in Subsidiaries	5,178	12	1,314	(6,504)	—

Total Assets	$7,779	$5,831	$8,549	$(10,890)	$11,269

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$—	$—	$3,055	$—	$3,055
Unredeemed gift card liabilities	—	381	34	—	415
Accrued compensation and related expenses	7	157	114	—	278
Accrued liabilities	8	443	421	(32)	840
Accrued income taxes	289	2	—	—	291
Current portion of long-term debt	404	9	5	—	418
Intercompany payable	1,088	2,149	—	(3,237)	—
Intercompany note payable	—	500	—	(500)	—
Total current liabilities	1,796	3,641	3,629	(3,769)	5,297

Long-Term Liabilities	260	760	30	(667)	383

Long-Term Debt	6	116	58	—	180

Shareholders’ Equity	5,717	1,314	4,832	(6,454)	5,409

Total Liabilities and Shareholders’ Equity	$7,779	$5,831	$8,549	$(10,890)	$11,269

$ in millions, except per share amounts

Condensed Consolidating Statements of Earnings

For the Three Months Ended June 2, 2007

(Unaudited)

	Best Buy Co., Inc.	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$4	$6,270	$7,275	$(5,622)	$7,927

Cost of goods sold	—	5,113	6,637	(5,715)	6,035

Gross profit	4	1,157	638	93	1,892

Selling, general and administrative expenses	39	1,098	484	5	1,626

Operating (loss) income	(35)	59	154	88	266

Other income (expense)
Investment income and other	39	—	18	(13)	44
Interest expense	(2)	(11)	(7)	13	(7)

Earnings before equity in earnings (loss) of subsidiaries	2	48	165	88	303

Equity in earnings (loss) of subsidiaries	136	(6)	30	(160)	—

Earnings before income tax expense and minority interest	138	42	195	(72)	303

Income tax expense	34	18	61	—	113

Minority interest	—	—	2	—	2

Net earnings	$104	$24	$136	$(72)	$192

$ in millions, except per share amounts

Condensed Consolidating Statements of Earnings

For the Three Months Ended May 27, 2006

(Unaudited)

	Best Buy Co., Inc.	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$4	$5,828	$6,352	$(5,225)	$6,959

Cost of goods sold	—	4,807	5,802	(5,415)	5,194

Gross profit	4	1,021	550	190	1,765

Selling, general and administrative expenses	52	973	409	(6)	1,428

Operating (loss) income	(48)	48	141	196	337

Other income (expense)
Investment income and other	28	—	9	(6)	31
Interest expense	(3)	(4)	(7)	6	(8)

(Loss) earnings before equity in earnings of subsidiaries	(23)	44	143	196	360

Equity in earnings of subsidiaries	153	1	28	(182)	—

Earnings before income tax expense and minority interest	130	45	171	14	360

Income tax expense	63	16	47	—	126

Minority interest	—	—	—	—	—

Net earnings	$67	$29	$124	$14	$234

$ in millions, except per share amounts

Condensed Consolidating Statements of Cash Flows

For the Three Months Ended June 2, 2007

(Unaudited)

	Best Buy Co., Inc.	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Total cash (used in) provided by operating activities	$(249)	$(254)	$75	$—	$(428)

Investing activities
Additions to property and equipment	—	(134)	(45)	—	(179)
Purchases of available-for-sale securities	(2,237)	—	(1)	—	(2,238)
Sales of available-for-sale securities	3,397	—	1	—	3,398
Acquisition of business, net of cash acquired	—	—	(89)	—	(89)
Change in restricted assets	—	—	28	—	28
Total cash provided by (used in) investing activities	1,160	(134)	(106)	—	920

Financing activities
Repurchase of common stock	(412)	—	—	—	(412)
Issuance of common stock under employee stock purchase plan and for the exercise of stock options	42	—	—	—	42
Dividends paid	(48)	—	—	—	(48)
Proceeds from issuance of debt	—	3	39	—	42
Repayments of debt	—	—	(35)	—	(35)
Excess tax benefits from stock-based compensation	8	—	—	—	8
Other, net	—	—	3	—	3
Change in intercompany receivable/payable	(481)	364	117	—	—
Total cash (used in) provided by financing activities	(891)	367	124	—	(400)

Effect of exchange rate changes on cash	—	—	69	—	69

Increase (decrease) in cash and cash equivalents	20	(21)	162	—	161

Cash and cash equivalents at beginning of period	235	77	893	—	1,205
Cash and cash equivalents at end of period	$255	$56	$1,055	$—	$1,366

$ in millions, except per share amounts

Condensed Consolidating Statements of Cash Flows

For the Three Months Ended May 27, 2006

(Unaudited)

	Best Buy Co., Inc.	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Total cash (used in) provided by operating activities	$(903)	$38	$139	$—	$(726)

Investing activities
Additions to property and equipment	—	(84)	(70)	—	(154)
Purchases of available-for-sale securities	(486)	—	(11)	—	(497)
Sales of available-for-sale securities	1,908	—	—	—	1,908
Acquisition of business, net of cash acquired	—	—	(408)	—	(408)
Change in restricted assets	—	—	6	—	6
Other, net	—	4	5	—	9
Total cash provided by (used in) investing activities	1,422	(80)	(478)	—	864

Financing activities
Repurchase of common stock	(238)	—	—	—	(238)
Issuance of common stock under employee stock purchase plan and for the exercise of stock options	89	—	—	—	89
Dividends paid	(38)	—	—	—	(38)
Proceeds from issuance of debt	—	12	5	—	17
Repayment of debt	—	—	(2)	—	(2)
Excess tax benefits from stock-based compensation	23	—	—	—	23
Other, net	—	—	15	—	15
Change in intercompany receivable/payable	(340)	15	325	—	—
Total cash (used in) provided by financing activities	(504)	27	343	—	(134)

Effect of exchange rate changes on cash	—	—	20	—	20

Increase (decrease) in cash and cash equivalents	15	(15)	24	—	24

Cash and cash equivalents at beginning of period	10	79	659	—	748
Cash and cash equivalents at end of period	$25	$64	$683	$—	$772

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in seven sections:

•                 Overview

•                 Results of Operations

•                 Liquidity and Capital Resources

•                 Off-Balance-Sheet Arrangements and Contractual Obligations

•                 Significant Accounting Policies and Estimates

•                 New Accounting Standards

•                 Outlook

Our MD&A should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended March 3, 2007, as well as our reports on Forms 10-Q and 8-K and other publicly available information.

Overview

Best Buy Co., Inc. is a specialty retailer of consumer electronics, home-office products, entertainment software, appliances and related services. We operate two reportable segments: Domestic and International. The Domestic segment is comprised of all U.S. store and online operations. The International segment is comprised of all store and online operations outside the U.S.  For additional information regarding our business segments, see Note 8, Segments, of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Our business, like that of many U.S. retailers, is seasonal. Historically, we have realized more of our revenue and earnings in the fiscal fourth quarter, which includes the majority of the holiday selling season in the United States and Canada, than in any other fiscal quarter. The timing of new store openings, costs associated with the development of new businesses, as well as general economic conditions may also affect our future quarterly results.  Consequently, interim results are not necessarily indicative of results for the entire fiscal year.

Acquisition

On May 1, 2007, we acquired Speakeasy, Inc. (“Speakeasy”) for $103 million in cash, or $89 million net of cash acquired, including transaction costs and the repayment of $5 million of Speakeasy’s debt. We acquired Speakeasy, an independent U.S. broadband voice, data and IT services provider, to strengthen our portfolio of technology solutions. Speakeasy, which recorded calendar 2006 revenue of approximately $80 million, is not expected to have a significant impact on our net earnings in fiscal 2008. The premium we paid for Speakeasy in excess of the fair value of the net assets acquired was primarily for the expected future synergies we believe Speakeasy will generate by providing new technology solutions for our existing and future customers, as well as to obtain Speakeasy’s skilled, established workforce.

Financial Reporting Changes

To maintain consistency and comparability, we reclassified certain prior-year amounts to conform to the current-year presentation as described in Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended March 3, 2007. In addition, to conform to the current-year presentation, we reclassified to the International segment certain selling, general and administrative (“SG&A”) support costs which were previously reported as part of the Domestic segment. These reclassifications had no effect on previously reported consolidated operating income, net earnings, shareholders’ equity or cash flows.

Highlights

•                 Net earnings in the first quarter of fiscal 2008 were $192 million, or $0.39 per diluted share, compared with $234 million, or $0.47 per diluted share, in the same period one year ago.

•                 Revenue in the first quarter of fiscal 2008 increased 14% to $7.9 billion, compared with $7.0 billion in the same period one year ago, driven primarily by the addition of 230 net new stores in the past 12 months, the acquisition of Jiangsu Five Star Appliance Co., Ltd. (“Five Star”) and a 3.0% comparable store sales gain.

•                 Our gross profit rate in the first quarter of fiscal 2008 decreased to 23.9% of revenue, compared with 25.4% of revenue in the same period one year ago. The decrease was due primarily to the increased sales of lower-margin products and the promotional environment in home theater, including the effects of product model transitions in televisions. The inclusion of Five Star, which carries a lower gross profit rate, also contributed to the decline.

•                 Our SG&A rate in the first quarter of fiscal 2008 was 20.5% of revenue, unchanged as compared with the same period one year ago. Although the SG&A rate was stable compared to last year, the composition of the rate reflected an increase in the Domestic SG&A rate, offset by a decrease in the International SG&A rate.

•                 Net earnings in the first quarter of fiscal 2008 benefited from a $14 million increase in other income to $37 million, compared with $23 million in the same period one year ago, due primarily to higher investment balances and higher yields.

•                 Our effective income tax rate increased to 37.1% in the first quarter of fiscal 2008, compared with 35.0% in the same period one year ago, due primarily to increases in local and foreign income taxes.

•                 During the first quarter of fiscal 2008, we repurchased approximately 8.7 million shares of our common stock at an average price of $47.21 per share, or $412 million in the aggregate.

•                 Based on our fiscal first quarter results and trends in the revenue mix, we now project earnings for fiscal 2008 in the range of $2.95 to $3.15 per diluted share, compared with $3.10 to $3.25, as previously indicated in the Outlook for Fiscal 2008 section of Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended March 3, 2007.

•                 On June 26, 2007, we entered into an accelerated share repurchase program to purchase $3.0 billion of our common stock pursuant to a new $5.5 billion share repurchase program, which was approved by our Board of Directors (“Board”) in June 2007.  We entered into a $3.0 billion bridge loan facility to finance the accelerated share repurchase program.

Results of Operations

Consolidated Performance Summary

The following table presents unaudited selected consolidated financial data ($ in millions, except per share amounts):

	Three Months Ended
	June 2, 2007	May 27, 2006
Revenue	$7,927	$6,959
Revenue % gain	14%	14%
Comparable store sales % gain[1]	3.0%	4.9%
Gross profit as % of revenue	23.9%	25.4%
SG&A as % of revenue	20.5%	20.5%
Operating income	$266	$337
Operating income as % of revenue	3.4%	4.8%
Net earnings	$192	$234
Diluted earnings per share	$0.39	$0.47

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

Net earnings were $192 million, or $0.39 per diluted share, in the first quarter of fiscal 2008, compared with $234 million, or $0.47 per diluted share, in the same period one year ago. The decrease in net earnings reflects a reduction in our gross profit rate, a flat SG&A rate and a higher effective income tax rate, each as compared with the same period one year ago, partially offset by an increase in revenue.

Revenue in the first quarter of fiscal 2008 increased 14% to $7.9 billion, compared with $7.0 billion in the same period one year ago. The addition of 230 net new stores in the past 12 months accounted for approximately one-half of the revenue increase in the first quarter of fiscal 2008. The acquisition of Five Star accounted for more than one-fourth of the revenue increase, while the 3.0% comparable store sales gain accounted for most of the remainder of the revenue increase for the first quarter of fiscal 2008. Fluctuations in foreign currency exchange rates did not materially impact our revenue in the first quarter of fiscal 2008. Based on our quarterly weighted-average calculation, the value of the Canadian dollar increased 1% to $0.89 per U.S. dollar for the quarter ended June 2, 2007, up from $0.88 per U.S. dollar for the same period one year ago.

Revenue mix and comparable store sales percentage changes by product group in the first quarter of fiscal 2008 were as follows:

	Revenue Mix Summary		Comparable Store Sales Summary
	Three Months Ended		Three Months Ended
	June 2, 2007	May 27, 2006	June 2, 2007	May 27, 2006
Consumer electronics	43%	43%	1.4%	12.1%
Home-office	32%	32%	6.7%	2.2%
Entertainment software	17%	18%	1.3%	(4.3)%
Appliances	8%	7%	0.7%	0.9%
Total	100%	100%	3.0%	4.9%

Our comparable store sales in the first quarter of fiscal 2008 increased 3.0%, reflecting a higher average transaction amount, which was driven by the continued growth in the sales of higher-priced products. Also contributing to the fiscal first-quarter comparable store sales gain was an increase in online purchases, as we continue to add features and capabilities to our Web sites. In the first quarter of fiscal 2008, our largest comparable store sales gains were for flat-panel televisions, notebook computers and gaming hardware. Growth in the sales of these product categories was partially offset by comparable store sales declines in tube and projection televisions, CDs, DVDs, phones and MP3 players.

Our gross profit rate in the first quarter of fiscal 2008 decreased by 1.5% of revenue to 23.9% of revenue. The gross profit rate decrease was due to the increased sales of lower-margin products, such as notebook computers and gaming hardware.  The promotional environment in home theater, including the effects of product model transitions in televisions, and a decline in the profitability of the sales of computers and the related products and services sold with them also contributed to the decrease. Our China operations, which carry a significantly lower gross profit rate than our other operations, reduced our gross profit rate in the first quarter of fiscal 2008 by approximately 0.6% of revenue.

Our SG&A rate in the first quarter of fiscal 2008 was 20.5% of revenue, unchanged as compared with the same period one year ago.  Our Domestic segment drove an increase in our consolidated SG&A rate of approximately 0.4% of revenue, while a decrease in our International segment’s SG&A rate fully offset the increase. The increase in our Domestic segment’s SG&A rate was due primarily to the effect of lower comparable store sales.  Additionally, the Domestic segment’s SG&A rate increase was driven by increased spending on investments and initiatives to support customers, increased wages and depreciation expense resulting from investments made in fiscal 2007 to our home theater business, an increase in the number of new store openings in the first quarter of fiscal 2008 compared with the first quarter of fiscal 2007, and increased expenses associated with the resolution of certain legal matters. These increases were partially offset by the absence in the first quarter of fiscal 2008 of charges for severance and reorganization that we recognized in the first quarter of fiscal 2007. The decrease in our International segment’s SG&A rate was due primarily to the lower SG&A rate of our China operations and the effect of strong revenue growth and SG&A savings in Canada.

Other Income (Expense)

Other income in the first quarter of fiscal 2008 was $37 million, an increase from $23 million in the first quarter of fiscal 2007. The increase was due primarily to higher investment balances and higher yields, compared with the first quarter of fiscal 2007.

Income Tax Expense

Our effective income tax rate in the first quarter of fiscal 2008 increased to 37.1%, up from 35.0% in the same period one year ago. The increase was due primarily to increases in local and foreign income taxes.

Segment Performance Summary

Domestic

The following table presents unaudited selected financial data for the Domestic segment ($ in millions):

	Three Months Ended
	June 2, 2007	May 27, 2006
Revenue	$6,704	$6,162
Revenue % gain	9%	12%
Comparable stores sales % gain[1]	1.7%	4.6%
Gross profit as % of revenue	24.6%	25.6%
SG&A as % of revenue[2]	20.6%	20.2%
Operating income[2]	$270	$334
Operating income as % of revenue[2]	4.0%	5.4%

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

2       Prior-year amounts have been adjusted to conform to the current-year presentation, which allocates to the International segment certain SG&A support costs which were reported as part of the Domestic segment in fiscal 2007.

The following table reconciles Domestic stores open at the beginning and end of the first quarter of fiscal 2008:

	Total Stores at Beginning of First Quarter Fiscal 2008	Stores Opened	Stores Closed	Total Stores at End of First Quarter Fiscal 2008
U.S. Best Buy	822	30	—	852
Magnolia Audio Video	20	—	(1)	19
Pacific Sales	14	—	—	14
U.S. Geek Squad	12	—	(5)	7
Total	868	30	(6)	892

Note: Three U.S. Best Buy stores in the Domestic segment were relocated during the first quarter of fiscal 2008. No other stores in the Domestic segment were relocated during the first quarter of fiscal 2008.

The following table reconciles Domestic stores open at the beginning and end of the first quarter of fiscal 2007:

	Total Stores at Beginning of First Quarter Fiscal 2007	Stores Opened or Acquired	Stores Closed	Total Stores at End of First Quarter Fiscal 2007
U.S. Best Buy	742	12	—	754
Magnolia Audio Video	20	—	—	20
Pacific Sales	—	14	—	14
U.S. Geek Squad	12	—	—	12
Total	774	26	—	800

Note: 14 Pacific Sales stores were acquired during the first quarter of fiscal 2007. No store in the Domestic segment was relocated during the first quarter of fiscal 2007.

Our Domestic segment’s operating income in the first quarter of fiscal 2008 was $270 million, or 4.0% of revenue, compared with $334 million, or 5.4% of revenue, in the same period one year ago. The decrease in our Domestic segment’s operating income reflected a decrease in our gross profit rate and an increase in our SG&A rate, partially offset by an increase in revenue.

Our Domestic segment’s revenue in the first quarter of fiscal 2008 increased 9% to $6.7 billion, compared with $6.2 billion in the same period one year ago. The addition of 98 new Best Buy stores in the past 12 months accounted for almost four-fifths of the revenue increase, and the 1.7% comparable store sales gain accounted for nearly one-fifth of the revenue increase. The remainder of the increase was due to revenue growth at Pacific Sales and the acquisition of Speakeasy.

Our Domestic segment’s comparable store sales gain in the first quarter of fiscal 2008 reflected an increase in the average transaction amount driven by the continued growth in the sales of higher-priced products, including flat-panel televisions and notebook computers. The products having the largest effect on our Domestic segment’s comparable store sales gain in the fiscal first quarter were flat-panel televisions, notebook computers, and gaming hardware and software. These strong-selling product categories were offset by comparable store sales declines in product categories such as tube and projection televisions, CDs, DVDs, phones and MP3 players.

Our Domestic segment’s consumer electronics product group posted a 0.3% comparable store sales gain in the first quarter of fiscal 2008. The consumer electronics product group’s comparable store sales gain was driven primarily by increases in the sales of flat panel TVs, GPS navigation and digital cameras, offset by declines in the sales of tube and projection televisions and MP3s players. A 5.4% comparable store sales gain in our Domestic segment’s home-office product group was driven primarily by a comparable store sales gain in notebook computers, reflecting expanded assortments and the adoption of Windows Vista™.

The Domestic segment’s entertainment software product group recorded a 0.3% comparable store sales decline due primarily to the continued softness in sales of movie releases and new music. The decline was partially offset by comparable store sales increases in gaming hardware and software. The appliances product group recorded a 0.4% decline in comparable store sales in the first quarter of fiscal 2008. The decline was driven by a decrease in the sales of major appliances.

Our Domestic segment’s gross profit rate in the first quarter of fiscal 2008 decreased by 1.0% of revenue to 24.6% of revenue. The decrease was due primarily to increased sales of lower-margin product categories such as notebook computers and gaming hardware.  The promotional environment in home theater, including the effects of product model transitions in televisions, and reduced profitability of the sales of computers and the related products and services sold with them also contributed to the decline.

Our Domestic segment’s SG&A rate in the first quarter of fiscal 2008 increased by 0.4% of revenue to 20.6% of revenue. The increase was due primarily to the effect of lower comparable store sales.  Additionally, the Domestic segment’s SG&A rate was driven by increased spending on investments and initiatives to support customers, increased wages and depreciation expense resulting from investments made in fiscal 2007 in our home theater business, an increase in the number of new store openings in the first quarter of fiscal 2008 compared with the first quarter of fiscal 2007, and increased expenses associated with the resolution of certain legal matters. These increases were partially offset by the absence in the first quarter of fiscal 2008 of charges for severance and reorganization that we recognized in the same period one year ago.

International

The following table presents unaudited selected financial data for the International segment ($ in millions):

	Three Months Ended
	June 2, 2007	May 27, 2006
Revenue	$1,223	$797
Revenue % gain	53%	27%
Comparable stores sales % change[1]	12.8%	7.1%
Gross profit as % of revenue	19.9%	23.4%
SG&A as % of revenue[2]	20.2%	23.1%
Operating (loss) income [2]	$(4)	$3
Operating (loss) income as % of revenue[2]	(0.3)%	0.4%

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

2       Prior-year amounts have been adjusted to conform to the current year presentation, which allocates to the International segment certain SG&A support costs which were reported as part of the Domestic segment in fiscal 2007.

The following table reconciles International stores open at the beginning and end of the first quarter of fiscal 2008:

	Total Stores at Beginning of First Quarter Fiscal 2008	Stores Opened	Stores Closed	Total Stores at End of First Quarter Fiscal 2008
Future Shop	121	1	—	122
Canada Best Buy	47	—	—	47
Five Star	135	3	(1)	137
China Best Buy	1	—	—	1
Total	304	4	(1)	307

Note: No store in the International segment was relocated during the first quarter of fiscal 2008.

The following table reconciles International stores open at the beginning and end of the first quarter of fiscal 2007:

	Total Stores at Beginning of First Quarter Fiscal 2007	Stores Opened	Stores Closed	Total Stores at End of First Quarter Fiscal 2007
Future Shop	118	1	—	119
Canada Best Buy	44	—	—	44
Canada Geek Squad	5	1	—	6
Total	167	2	—	169

Note: One Future Shop store was relocated during the first quarter of fiscal 2007. No other store in the International segment was relocated during the first quarter of fiscal 2007.

Our International segment’s operating loss in the first quarter of fiscal 2008 was $4 million, or a loss of 0.3% of revenue, compared with operating income of $3 million for the same period one year ago. The International segment’s decrease in operating income resulted primarily from operating losses from our China operations and increased SG&A costs associated with the development of our International support capabilities, partially offset by strong income gains in Canada.

Our International segment’s revenue in the first quarter of fiscal 2008 increased 53% to $1.2 billion, compared with $0.8 billion for the same period one year ago.  Fluctuations in foreign currency exchange rates did not have a material effect on the change in the International segment’s revenue in the first quarter of fiscal 2008 as compared with the same period one year ago. The acquisition of Five Star accounted for more than three-fifths of the revenue increase. The 12.8% comparable store sales gain contributed more than one-fifth of the revenue increase. The remainder of the revenue increase was due to the opening of new stores in the past 12 months.

Our International segment reported comparable store sales gains in the first quarter of fiscal 2008 in the consumer electronics, home-office, entertainment software, and appliances product groups of 9.5%, 14.6%, 18.8%, and 12.6%, respectively.

Our International segment’s gross profit rate in the first quarter of fiscal 2008 decreased by 3.5% of revenue to 19.9% of revenue. Our China operations, which carry a significantly lower gross profit rate than our Canada operations, reduced our International segment’s gross profit rate by approximately 3.6% of revenue. A change in our revenue mix in Canada also contributed to the decrease.  The decrease was partially offset by improvements in our product margin rates in Canada.

Our International segment’s SG&A rate in the first quarter of fiscal 2008 decreased by 2.9% of revenue to 20.2% of revenue. The inclusion of our China operations, which carry a normally lower SG&A rate, reduced our International segment’s SG&A rate by approximately 2.7% of revenue. Lower store wages, overhead and corporate costs, and advertising costs, as well as the leveraging effect of strong revenue growth in Canada, also contributed to the decrease. The decrease was partially offset by the additional costs associated with infrastructure investments in China and the development of our International support capabilities.

Liquidity and Capital Resources

Summary

The following table summarizes our cash and cash equivalents and short-term investments balances as of June 2, 2007; March 3, 2007; and May 27, 2006 ($ in millions):

	June 2, 2007	March 3, 2007	May 27, 2006
Cash and cash equivalents	$1,366	$1,205	$772
Short-term investments	1,436	2,588	1,554
Total cash and cash equivalents and short-term investments	$2,802	$3,793	$2,326

Note: See condensed consolidated balance sheets included in Item 1, Consolidated Financial Statements, of this Quarterly Report on Form 10-Q for additional information.

We ended the first quarter of fiscal 2008 with $2.8 billion of cash and cash equivalents and short-term investments, compared with $3.8 billion at the end of fiscal 2007 and $2.3 billion at the end of the first quarter of fiscal 2007. As of June 2, 2007, we had short-term and long-term investments, comprised of municipal debt securities, as well as auction-rate and asset-backed securities, totaling $1.8 billion. See Note 3, Investments, of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, for a summary of our short-term investments as of June 2, 2007; March 3, 2007; and May 27, 2006.  The increase in the balance of our cash and cash equivalents and short-term investments compared with the end of the first quarter of fiscal 2007 was due primarily to cash generated from operations, partially offset by cash used to repurchase common stock and pay dividends, as well as to acquire Speakeasy. See Note 10, Subsequent Events, of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for information on cash and investments used subsequent to June 2, 2007, to finance our accelerated share repurchase program.

Our current ratio, calculated as current assets divided by current liabilities, was 1.46 at the end of the first quarter of fiscal 2008, compared with 1.44 at the end of fiscal 2007 and 1.30 at the end of the first quarter of fiscal 2007.  The increase in our current ratio compared with the end of the first quarter of fiscal 2007 was due primarily to a decrease in the current portion of our long-term debt.  The decrease in the current portion of our long-term debt was due to the reclassification in the fourth quarter of fiscal 2007 of $402 million of convertible debentures due in 2022 from short-term to long-term debt in connection with the expiration of a put option in January 2007.

Our debt-to-capitalization ratio, which represents the ratio of total debt, including the current portion of long-term debt, to total capitalization (total debt plus total shareholders’ equity), was 10% at the end of the first quarter of fiscal 2008.  This figure remained unchanged, compared with 10% at the end of fiscal 2007 and 10% at the end of the first quarter of fiscal 2007. We view our debt-to-capitalization ratio as an important indicator of our creditworthiness.

Our adjusted debt-to-capitalization ratio, which includes capitalized operating lease obligations in its calculation, was 50% at the end of the first quarter of fiscal 2008, compared with 49% at the end of fiscal 2007 and 48% at the end of the first quarter of fiscal 2007.

Our adjusted debt-to-capitalization ratio is considered a non-GAAP financial measure and is not in accordance with, or preferable to, the ratio determined pursuant to accounting principles generally accepted in the United States (“GAAP”). However, we have included this information as we believe that our adjusted debt-to-capitalization ratio contributes to an understanding of our operations and provides meaningful additional information about our ability to service our long-term debt and other fixed obligations and to fund our future growth. In addition, we believe our adjusted debt-to-capitalization ratio is relevant because it enables investors to compare our indebtedness to that of retailers who own, rather than lease, their stores. Our decision to own or lease real estate is based on an assessment of our financial liquidity, our capital structure, our desire to own or to lease the location, the owner’s desire to own or to lease the location and the alternative that results in the highest return to our shareholders.

The most directly comparable GAAP financial measure to our adjusted debt-to-capitalization ratio is our debt-to-capitalization ratio. Our debt-to-capitalization ratio excludes capitalized operating lease obligations in both the numerator and the denominator.  The following table presents a reconciliation of the numerator and denominator used in the calculation of our adjusted debt-to-capitalization ratio ($ in millions):

	June 2, 2007	March 3, 2007	May 27, 2006
Debt (including current portion)	$665	$650	$598
Capitalized operating lease obligations (8 times rental expense) [1]	5,599	5,401	4,469
Total debt (including capitalized operating lease obligations)	$6,264	$6,051	$5,067

Debt (including current portion)	$665	$650	$598
Capitalized operating lease obligations (8 times rental expense) [1]	5,599	5,401	4,469
Total shareholders’ equity	6,170	6,201	5,409
Adjusted capitalization	$12,434	$12,252	$10,476

Debt-to-capitalization ratio	10%	10%	10%
Adjusted debt-to-capitalization ratio (including capitalized operating lease obligations)	50%	49%	48%

1       The multiple of eight times rental expense used to calculate our capitalized operating lease obligations total is the multiple used for the retail sector by one of the nationally recognized credit rating agencies that rate our creditworthiness.

Our liquidity is affected by restricted cash balances that are pledged as collateral or restricted to use for vendor payables, general liability insurance, workers’ compensation insurance, and warranty programs. Restricted cash and investments in debt securities, which are included in other current assets, totaled $356 million, $382 million and $172 million at June 2, 2007; March 3, 2007; and May 27, 2006, respectively.  The increase in restricted cash and investments in debt securities compared with May 27, 2006, was due primarily to restricted cash assumed in connection with the acquisition of Five Star.

Cash Flows

The following table summarizes our cash flows for the first three months of the current and prior fiscal years ($ in millions):

	Three Months Ended
	June 2, 2007	May 27, 2006
Total cash (used in) provided by:
Operating activities	$(428)	$(726)
Investing activities	920	864
Financing activities	(400)	(134)
Effect of exchange rate changes on cash	69	20
Increase in cash and cash equivalents	$161	$24

Note: See consolidated statements of cash flows included in Item 1, Consolidated Financial Statements, of this Quarterly Report on Form 10-Q for additional information.

Cash used in operating activities in the first three months of fiscal 2008 totaled $428 million, compared with $726 million in the first three months of fiscal 2007. The change was due primarily to a decrease in cash used by changes in connection with operating assets and liabilities, partially offset by a decrease in net earnings. Net earnings were $192 million in the first three months of fiscal 2008, a decrease from $234 million in the first three months of fiscal 2007. The changes in operating assets and liabilities were due primarily to changes in accounts payable, merchandise inventories and accrued income taxes. The decrease in cash used attributed to the change in accounts payable was due primarily to the timing of vendor payments. The decrease in cash used for changes in merchandise inventories was due primarily to better inventory management in the first three months of fiscal 2008 compared to the same period one year ago.  The decrease in cash used for changes in accrued income taxes was due primarily to the timing of estimated tax payments and lower earnings.

Cash provided by investing activities in the first three months of fiscal 2008 was $920 million, compared with $864 million in the first three months of fiscal 2007. The change was due primarily to an increase in the net sales of investments, partially offset by moderately higher capital expenditures.  Additionally, the change in cash provided by investing activities increased due to the effects of the acquisition of Pacific Sales in the first quarter of fiscal 2007, partially offset by the acquisition of Speakeasy in the first quarter of fiscal 2008.

Cash used in financing activities was $400 million for the first three months of fiscal 2008, compared with $134 million for the first three months of fiscal 2007. The increase in cash used in financing activities was primarily the result of an increase in repurchases of common stock. During the first three months of fiscal 2008, we repurchased $412 million of our common stock, compared with $238 million during the first three months of fiscal 2007. A decrease in the issuance of common stock in connection with our stock-based compensation programs also contributed to the increase in cash used in financing activities.

Share Repurchases and Dividends

For the three months ended June 2, 2007, we purchased and retired 8.7 million shares of our common stock at a cost of $412 million under our June 2006 share repurchase program.  For the three months ended May 27, 2006, we purchased and retired 4.4 million shares of our common stock at a cost of $238 under our April 2005 share repurchase program.

On June 26, 2007, our Board authorized a new $5.5 billion share repurchase program.  The program has no stated expiration date, and terminated and replaced our prior $1.5 billion share repurchase program announced in June 2006.

Also on June 26, 2007, under the new share repurchase program, we entered into an accelerated share repurchase (“ASR”) program consisting of two agreements to purchase shares of our common stock from Goldman, Sachs & Co. (“Goldman”), for an aggregate purchase price of $3.0 billion.  The ASR program will conclude in February 2008, although in certain circumstances the termination date may be accelerated at Goldman’s option.  We do not expect to make significant additional share repurchases prior to the conclusion of the ASR program. For additional information regarding these transactions, see Note 10, Subsequent Events, of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

During the first quarter of fiscal 2008 we paid our regular quarterly cash dividend of $0.10 per common share, or $48 million in the aggregate.  During the same period one year ago we paid our then regular quarterly cash dividend of $0.08 per common share, or $38 million in the aggregate.  As announced on June 27, 2007, our Board of Directors intends to increase our quarterly cash dividend by 30 percent as compared with our existing dividend of $0.10 per common share, to $0.13 per common share.  The change will be effective with the quarterly dividend which, if authorized, would be payable on October 30, 2007, to shareholders of record as of October 9, 2007.

Sources of Liquidity

Funds generated by operating activities, available cash and cash equivalents, and short-term investments continue to be our most significant sources of liquidity. We believe funds generated from the expected results of operations, available cash and cash equivalents, and short-term investments will be sufficient to finance anticipated expansion plans and strategic initiatives for the remainder of fiscal 2008. In addition, our revolving credit facilities are available for additional working capital needs or investment opportunities. There can be no assurance, however, that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under our revolving credit facilities.

We have inventory financing programs totaling $237 million through which certain vendors receive payments from a designated finance company for amounts we owe to them. We have $96 million in both secured and unsecured revolving demand facilities related to our International segment operations, of which $91 million is available from February through July, and $96 million is available from August through January of each year.

On June 26, 2007, we entered into a $3.0 billion bridge loan facility (“Bridge Facility”).  The Bridge Facility will be used along with our existing cash and investments to finance our ASR program.  The Bridge Facility is guaranteed by certain of our subsidiaries and expires on June 24, 2008.  Borrowings under the Bridge Facility are unsecured and bear interest at rates specified in the credit agreement.  The Bridge Facility contains covenants that require us to maintain certain financial ratios.  Effective July 11, 2007, we reduced the amount we may borrow under the Bridge Facility to $2.5 billion. At July 10, 2007, $1.7 billion was outstanding under the Bridge Facility.

Additionally, we have received a commitment letter for a five-year senior unsecured revolving credit facility of $2.0 billion to be used for general corporate purposes. The final terms of the credit facility are subject to negotiation.

Effective July 2, 2007, we terminated our $200 million revolving credit facility that was scheduled to mature in December 2009.

Our credit ratings and outlooks at July 11, 2007, are summarized below and are consistent with the ratings and outlooks reported in our Annual Report on Form 10-K for the fiscal year ended March 3, 2007:

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

See our Annual Report on Form 10-K for the fiscal year ended March 3, 2007, for additional information regarding our sources of liquidity.

Debt and Capital

The amount of debt outstanding at June 2, 2007, was essentially unchanged from the end of fiscal 2007.

Subsequent to June 2, 2007, as discussed above, we entered into our Bridge Facility, which had $1.7 billion outstanding at July 10, 2007. Also subsequent to June 2, 2007, we received a commitment letter for a five-year senior unsecured revolving credit facility of $2.0 billion, and terminated our $200 million bank revolving credit facility.

For additional information regarding these transactions, see Note 10, Subsequent Events, of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q. See our Annual Report on Form 10-K for the fiscal year ended March 3, 2007, for additional information regarding our debt and capital.

Off-Balance-Sheet Arrangements and Contractual Obligations

Our liquidity is not dependent on the use of off-balance sheet financing arrangements other than in connection with our operating leases.

Other than the Bridge Facility into which we entered in connection with our ASR program, there has been no material change in our contractual obligations other than in the ordinary course of business since the end of fiscal 2007. See our Annual Report on Form 10-K for the fiscal year ended March 3, 2007, for additional information regarding our off-balance-sheet arrangements and contractual obligations.

Significant Accounting Policies and Estimates

We describe our significant accounting policies in Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended March 3, 2007. We discuss our critical accounting estimates in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended March 3, 2007. There has been no significant change in our significant accounting policies or critical accounting estimates since the end of fiscal 2007.

New Accounting Standards

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Companies are not allowed to adopt SFAS No. 159 on a retrospective basis unless they choose early adoption. We plan to adopt SFAS No. 159 beginning in the first quarter of fiscal 2009. We are evaluating the impact, if any, the adoption of SFAS No. 159 will have on our operating income or net earnings.

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

Outlook

In our June 19, 2007, announcement of our results of operations for the first quarter of fiscal 2008, we projected earnings for fiscal 2008 in the range of $2.95 to $3.15 per diluted share, compared with earnings of $2.79 per diluted share for fiscal 2007. Prior fiscal 2008 earnings guidance was $3.10 to $3.25 per diluted share. We revised our guidance based on our first-quarter performance and revenue trends that we expect will continue, including the shift in mix of sales to lower-margin products. Due to these changes in our revenue mix, we anticipated more pressure on the gross profit rate than we had originally planned. Our revised guidance assumes that lower SG&A expenses will partially offset the additional decline in our gross profit rate. As a result, the revised and current guidance anticipates only a nominal improvement in our operating income rate versus the 30 basis points of improvement we originally projected. Consistent with our original estimate, our guidance assumes anticipated revenue of approximately $39.0 billion for the fiscal year, driven by the addition of new stores and an expected comparable store sales gain for the fiscal year of 3% to 5%. Earnings growth in fiscal 2008 is anticipated to be realized in the second half of the fiscal year.

As announced on June 27, 2007, we have entered into agreements constituting an accelerated share repurchase program to repurchase $3.0 billion of common stock no later than February 2008.  We expect the effect of the lower share count to be offset by a reduction in net interest income related to lower cash and investment balances as well as increased interest expense associated with interim borrowing.  Additionally, we expect our effective tax rate to increase to approximately 37 percent for fiscal 2008 as a result of the anticipated sale of tax-advantaged short-term investments, compared with our prior expectation of a 36-percent effective tax rate.  Last, our projected earnings of

$2.95 to $3.15 assumed the completion of the remaining $0.8 billion balance of our $1.5 billion share repurchase program; this program was terminated and replaced by a new $5.5 billion share repurchase program, also announced on June 27, 2007.  We anticipate a modest benefit to fiscal 2008 earnings per diluted share as a result of the additional share repurchases under the new program.

We continue to project 130 to 135 new store openings in fiscal 2008, as more specifically detailed in the Outlook section provided in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended March 3, 2007.

Also as announced on June 27, 2007, we have increased the number of stores included in our long-term growth plan for the United States and Canada by 400 stores, up to 1,800 stores.  This new total assumes 1,400 U.S. Best Buy superstores, up from 1,000 previously; at least 200 superstores in Canada (including both Future Shop and Best Buy stores); and up to 200 Pacific Sales stores.  We also remain committed to our expansion of both the Five Star and Best Buy brands in China, and we continue to anticipate the opening of test stores in Mexico and Turkey.

For additional information on our outlook for fiscal 2008, see the Outlook for Fiscal 2008 section provided in Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended March 3, 2007.

Safe Harbor Statement Under the Private Securities Litigation Reform Act

Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), provide a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their companies. With the exception of historical information, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements and may be identified by the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” “plan,” “project,” “outlook,” and other words and terms of similar meaning. Such statements reflect our current view with respect to future events and are subject to certain risks, uncertainties and assumptions. A variety of factors could cause our future results to differ materially from the anticipated results expressed in such forward-looking statements. Readers should review Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended March 3, 2007, for a description of important factors that could cause future results to differ materially from those contemplated by the forward-looking statements made in this Quarterly Report on Form 10-Q. In addition, general economic conditions, acquisitions and development of new businesses, divestitures, product availability, sales volumes, pricing actions and promotional activities of our competitors, profit margins, weather, changes in law or regulations, foreign currency fluctuation, availability of suitable real estate locations, our ability to react to a disaster recovery situation, and the impact of labor markets and new product introductions on our overall profitability, among other things, could cause our future results to differ materially from those projected in any such forward-looking statement.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our debt is not subject to material interest-rate volatility risk. The rates on a substantial portion of our debt may be reset, but not more than one percentage point higher than the current rates. If the rates on our debt at June 2, 2007, were to be reset one percentage point higher, our annual interest expense would increase by approximately $4 million. We do not currently manage our debt interest-rate volatility risk through the use of derivative instruments.

We have market risk arising from changes in foreign currency exchange rates related to our International segment operations. A 10% adverse change in the foreign currency exchange rate would not have a significant impact on our results of operations or financial position. We do not currently manage our foreign currency exchange rate risk through the use of derivative instruments.

Changes in the overall level of interest rates affect interest income generated from our short-term and long-term investments in debt securities. If overall interest rates were one percentage point lower than current rates, our annual interest income would decline by approximately $18 million, based on our short-term and long-term investments at June 2, 2007. We do not currently manage our investment interest-rate volatility risk through the use of derivative instruments.

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), to allow timely decisions regarding required disclosure. We have established a Disclosure Committee, consisting of certain members of management, to assist in this evaluation. The Disclosure Committee meets on a regular quarterly basis, and as needed.

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), at June 2, 2007. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at June 2, 2007, our disclosure controls and procedures were effective.

There was no change in internal control over financial reporting during the fiscal quarter ended June 2, 2007, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)  Stock Repurchases

The following table presents the total number of shares purchased during the first quarter of fiscal 2008, the average price paid per share, the number of shares that were purchased as part of a publicly announced repurchase program, and the approximate dollar value of shares that still could have been purchased at the end of the applicable fiscal period, pursuant to the June 2006 $1.5 billion share repurchase program:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs[1]
March 4, 2007, through April 7, 2007	—	$—	—	$1,233,000,000
April 8, 2007, through May 5, 2007	4,547,487	47.38	4,547,487	1,017,000,000
May 6, 2007, through June 2, 2007	4,167,466	47.02	4,167,466	821,000,000
Total Fiscal 2008 First Quarter	8,714,953	47.21	8,714,953	821,000,000

1       Pursuant to a $1.5 billion share repurchase program announced on June 21, 2006. This program, which had no expiration date governing the period over which we could make share repurchases, was terminated and replaced on June 26, 2007, by a new $5.5 billion share repurchase program that also has no stated expiration date. For additional information related to the new share repurchase program, see Note 10, Subsequent Events, of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

ITEM 6. EXHIBITS

*10.1	Supplemental Confirmation entered into by the registrant and Goldman, Sachs & Co. on June 26, 2007

*10.2	Supplemental Confirmation entered into by the registrant and Goldman, Sachs & Co. on June 26, 2007

*10.3	Supplemental Confirmation entered into by the registrant and Goldman, Sachs & Co. on June 26, 2007

*10.4	Supplemental Confirmation entered into by the registrant and Goldman, Sachs & Co. on June 26, 2007

*10.5	Supplemental Confirmation entered into by the registrant and Goldman, Sachs & Co. on June 26, 2007

*10.6	Supplemental Confirmation entered into by the registrant and Goldman, Sachs & Co. on June 26, 2007

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been separately filed with the U.S. Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEST BUY CO., INC.
(Registrant)

Date: July 12, 2007	By:	/s/ BRADBURY H. ANDERSON
Bradbury H. Anderson
Vice Chairman and Chief Executive Officer (duly authorized officer)

Date: July 12, 2007	By:	/s/ DARREN R. JACKSON
Darren R. Jackson
Executive Vice President — Finance and Chief Financial Officer (duly authorized and principal financial officer)

Date: July 12, 2007	By:	/s/ SUSAN S. GRAFTON
Susan S. Grafton
Vice President, Controller and Chief Accounting Officer (duly authorized and chief accounting officer)