Form 10-Q
period 2007-09-01
BEST BUY CO INC
filed 2007-10-11
CIK 764478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 1, 2007

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, $.10 Par Value — 417,777,000 shares outstanding as of September 1, 2007.

BEST BUY CO., INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 1, 2007

PART I —FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BEST BUY CO., INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

($ in millions, except per share amounts)

(Unaudited)

	September 1, 2007	March 3, 2007	August 26, 2006
CURRENT ASSETS
Cash and cash equivalents	$1,390	$1,205	$1,104
Short-term investments	121	2,588	1,534
Receivables	554	548	513
Merchandise inventories	4,650	4,028	4,049
Other current assets	733	712	687
Total current assets	7,448	9,081	7,887

PROPERTY AND EQUIPMENT
Property and equipment	5,328	4,904	5,151
Less accumulated depreciation	2,210	1,966	2,364
Net property and equipment	3,118	2,938	2,787

GOODWILL	1,053	919	1,010

TRADENAMES	93	81	83

EQUITY AND OTHER INVESTMENTS	200	338	306

OTHER ASSETS	325	213	334

TOTAL ASSETS	$12,237	$13,570	$12,407

NOTE:  The consolidated balance sheet as of March 3, 2007, has been condensed from the audited consolidated financial statements.

See Notes to Condensed Consolidated Financial Statements.

BEST BUY CO., INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

($ in millions, except per share amounts)

(Unaudited)

	September 1, 2007	March 3, 2007	August 26, 2006
CURRENT LIABILITIES
Accounts payable	$4,312	$3,934	$3,858
Unredeemed gift card liabilities	422	496	392
Accrued compensation and related expenses	287	332	263
Accrued liabilities	970	990	958
Accrued income taxes	99	489	399
Short-term debt	1,357	41	77
Current portion of long-term debt	20	19	419
Total current liabilities	7,467	6,301	6,366

LONG-TERM LIABILITIES	751	443	392

LONG-TERM DEBT	600	590	184

MINORITY INTERESTS	38	35	31

SHAREHOLDERS’ EQUITY
Preferred stock, $1.00 par value: Authorized — 400,000 shares; Issued and outstanding — none	—	—	—
Common stock, $.10 par value: Authorized — 1.5 billion shares; Issued and outstanding — 417,777,000, 480,655,000 and 480,250,000 shares, respectively	42	48	48
Additional paid-in capital	—	430	389
Prepaid stock repurchase	(200)	—	—
Retained earnings	3,147	5,507	4,690
Accumulated other comprehensive income	392	216	307
Total shareholders’ equity	3,381	6,201	5,434

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$12,237	$13,570	$12,407

NOTE:  The consolidated balance sheet as of March 3, 2007, has been condensed from the audited consolidated financial statements.

See Notes to Condensed Consolidated Financial Statements.

BEST BUY CO., INC.

CONSOLIDATED STATEMENTS OF EARNINGS

($ in millions, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	September 1, 2007	August 26, 2006	September 1, 2007	August 26, 2006
Revenue	$8,750	$7,603	$16,677	$14,562
Cost of goods sold	6,611	5,701	12,646	10,895
Gross profit	2,139	1,902	4,031	3,667
Selling, general and administrative expenses	1,738	1,572	3,364	3,000
Operating income	401	330	667	667
Other income (expense)
Investment income and other	22	29	66	60
Interest expense	(23)	(8)	(30)	(16)

Earnings before income tax expense, minority interest and equity in loss of affiliates	400	351	703	711
Income tax expense	144	121	257	247
Minority interest	(5)	—	(3)	—
Equity in loss of affiliates	(1)	—	(1)	—

Net earnings	$250	$230	$442	$464

Earnings per share
Basic	$0.56	$0.48	$0.96	$0.96
Diluted	$0.55	$0.47	$0.94	$0.94

Dividends declared per common share	$0.10	$0.08	$0.20	$0.16

Weighted average common shares outstanding (in millions)
Basic	444.1	482.0	461.5	483.3
Diluted	456.2	496.5	473.8	498.4

See Notes to Condensed Consolidated Financial Statements.

BEST BUY CO., INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED SEPTEMBER 1, 2007

($ and shares in millions, except per share amounts)

(Unaudited)

	Common Shares	Common Stock	Additional Paid-In Capital	Prepaid Stock Repurchase	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balances at March 3, 2007	481	$48	$430	$—	$5,507	$216	$6,201

Net earnings, six months ended September 1, 2007	—	—	—	—	442	—	442
Foreign currency translation adjustments	—	—	—	—	—	178	178
Unrealized loss on available-for-sale securities	—	—	—	—	—	(2)	(2)
Total comprehensive income							618

Cumulative effect of adopting a new accounting standard	—	—	—	—	(13)	—	(13)
Stock-based compensation	—	—	58	—	—	—	58
Stock options exercised	1	—	32	—	—	—	32
Issuance of common stock under employee stock purchase plan	1	—	27	—	—	—	27
Tax benefit from stock options exercised and employee stock purchase plan	—	—	12	—	—	—	12
Payment for accelerated share repurchase program	—	—	—	(3,000)	—	—	(3,000)
Repurchase of common stock	(65)	(6)	(559)	2,800	(2,696)	—	(461)
Common stock dividends, $0.20 per share	—	—	—	—	(93)	—	(93)
Balances at September 1, 2007	418	$42	$—	$(200)	$3,147	$392	$3,381

See Notes to Condensed Consolidated Financial Statements.

BEST BUY CO., INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)

(Unaudited)

	Six Months Ended
	September 1, 2007	August 26, 2006
OPERATING ACTIVITIES
Net earnings	$442	$464
Adjustments to reconcile net earnings to total cash provided by (used in) operating activities
Depreciation	279	246
Asset impairment charges	1	21
Stock-based compensation	58	59
Deferred income taxes	(18)	(28)
Excess tax benefits from stock-based compensation	(12)	(31)
Other, net	2	14
Changes in operating assets and liabilities, net of acquired assets and liabilities
Receivables	4	(15)
Merchandise inventories	(555)	(548)
Other assets	(2)	(5)
Accounts payable	278	231
Other liabilities	(142)	(185)
Accrued income taxes	(204)	(263)
Total cash provided by (used in) operating activities	131	(40)

INVESTING ACTIVITIES
Additions to property and equipment, net of $35 non-cash capital expenditures in the six months ended September 1, 2007	(376)	(299)
Purchases of investments	(3,739)	(1,635)
Sales of investments	6,345	3,060
Acquisition of businesses, net of cash acquired	(89)	(421)
Change in restricted assets	2	(16)
Other, net	—	12
Total cash provided by investing activities	2,143	701

FINANCING ACTIVITIES
Repurchase of common stock	(3,461)	(462)
Issuance of common stock under employee stock purchase plan and for the exercise of stock options	59	117
Excess tax benefits from stock-based compensation	12	31
Dividends paid	(93)	(78)
Proceeds from issuance of debt	2,861	38
Repayments of debt	(1,538)	(7)
Other, net	—	37
Total cash used in financing activities	(2,160)	(324)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	71	19

INCREASE IN CASH AND CASH EQUIVALENTS	185	356

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,205	748

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,390	$1,104

See Notes to Condensed Consolidated Financial Statements.

BEST BUY CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

($ in millions, except per share amounts)

(Unaudited)

1.                         Basis of Presentation

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary for a fair presentation as prescribed by accounting principles generally accepted in the U.S. All adjustments were comprised of normal recurring adjustments, except as noted in these Notes to Condensed Consolidated Financial Statements. Historically, we have realized more of our revenue and earnings in the fiscal fourth quarter, which includes the majority of the holiday shopping season in the U.S. and Canada, than in any other fiscal quarter. The timing of new store openings, costs associated with the development of new businesses, as well as general economic conditions may also affect our future quarterly results. Consequently, interim results are not necessarily indicative of results for the entire fiscal year. These interim financial statements and the related notes should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended March 3, 2007.

Consistent with China’s statutory requirements, our China operations’ fiscal year ends on December 31. Therefore, we have elected to consolidate our China financial results on a two-month lag. There was no significant intervening event that would have materially affected our consolidated financial statements had it been recorded during the fiscal quarter.

Reclassifications

To maintain consistency and comparability, we reclassified certain prior-year amounts to conform to the current-year presentation as described in Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended March 3, 2007. In addition, to conform to the current-year presentation, we reclassified:

•                  to the International segment, $2 and $3 of selling, general and administrative (“SG&A”) support costs for the three and six months ended August 26, 2006, respectively, which were previously reported as part of the Domestic segment;

•                  to short-term debt, $77 of liabilities at August 26, 2006 which were previously reported in current portion of long-term debt; and

•                  to equity and other investments, $20 and $29 of investments at March 3, 2007 and August 26, 2006, respectively, which were previously reported in other assets.

These reclassifications had no effect on previously reported consolidated operating income, net earnings, shareholders’ equity or cash flows.

New Accounting Standards

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Companies are not allowed to adopt SFAS No. 159 on a retrospective basis unless they choose early adoption. We plan to adopt SFAS No. 159 beginning in the first quarter of fiscal 2009. We are evaluating the impact, if any, the adoption of SFAS No. 159 will have on our consolidated operating income or net earnings.

$ in millions, except per share amounts

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurement. SFAS No. 157 is effective for fiscal years beginning after December 15, 2007. We plan to adopt SFAS No. 157 beginning in the first quarter of fiscal 2009. We are evaluating the impact, if any, the adoption of SFAS No. 157 will have on our consolidated operating income or net earnings.

2.                         Acquisitions

Speakeasy, Inc.

On May 1, 2007, we acquired Speakeasy, Inc. (“Speakeasy”) for $103 in cash, or $89 net of cash acquired, including transaction costs and the repayment of $5 of Speakeasy’s debt. We acquired Speakeasy, an independent U.S. broadband voice, data and IT services provider, to strengthen our portfolio of technology solutions. We accounted for the acquisition using the purchase method in accordance with SFAS No. 141, Business Combinations. Accordingly, we recorded the net assets at their estimated fair values, and included operating results in our Domestic segment from the date of acquisition. We allocated the purchase price on a preliminary basis using information currently available. The allocation of the purchase price to the assets and liabilities acquired will be finalized no later than the first quarter of fiscal 2009, as we obtain more information regarding asset valuations, liabilities assumed and revisions of preliminary estimates of fair values made at the date of purchase. The premium we paid in excess of the fair value of the net assets acquired was primarily for the expected synergies we believe Speakeasy will generate by providing new technology solutions for our existing and future customers, as well as to obtain Speakeasy’s skilled, established workforce. None of the goodwill is deductible for tax purposes.

The preliminary purchase price allocation, net of cash acquired, was as follows:

Receivables	$8
Property and equipment	8
Other assets	21
Tradename	6
Goodwill	76
Current liabilities	(30)
Total	$89

Jiangsu Five Star Appliance Co., Ltd.

On June 8, 2006, we acquired a 75% interest in Jiangsu Five Star Appliance Co., Ltd. (“Five Star”) for $184, including a working capital injection of $122 and transaction costs. Five Star is an appliance and consumer electronics retailer and had 131 stores located in eight of China’s 34 provinces on the date of acquisition. We made the investment in Five Star to further our international growth plans, to increase our knowledge of Chinese customers and to obtain an immediate retail presence in China. We accounted for the acquisition using the purchase method in accordance with SFAS No. 141. Accordingly, we recorded the net assets at their estimated fair values, and included operating results in our International segment from the date of acquisition. We allocated the purchase price on a preliminary basis using information then available. The allocation of the purchase price to the assets and liabilities acquired was finalized in the first quarter of fiscal 2008. There was no significant adjustment to the preliminary purchase price allocation. None of the goodwill is deductible for tax purposes.

$ in millions, except per share amounts

The final purchase price allocation, net of cash acquired, was as follows:

Restricted cash	$204
Merchandise inventories	109
Property and equipment	78
Other assets	78
Tradename	21
Goodwill	24
Accounts payable	(368)
Other current liabilities	(35)
Debt	(64)
Long-term liabilities	(1)
Minority interests[1]	(33)
Total	$13

1   The minority interests’ proportionate ownership of assets and liabilities were recorded at historical carrying values.

3.                         Investments

Investments were comprised of the following:

	September 1, 2007	March 3, 2007	August 26, 2006
Short-term investments
Debt securities	$121	$2,588	$1,534

Equity and other investments
Debt securities	$—	$318	$277
Marketable equity securities	184	4	20
Other investments	16	16	9
Total equity and other investments	$200	$338	$306

Debt Securities

Short-term and long-term investments in debt securities are comprised of auction-rate securities, variable-rate demand notes, asset-backed securities, municipal debt securities, and commercial paper. In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and based on our ability to market and to sell these instruments, we classify auction-rate securities, variable-rate demand notes and other investments in debt securities as available-for-sale and carry them at amortized cost, which approximates fair value. Auction-rate securities and variable-rate demand notes are similar to short-term debt instruments because their interest rates are reset periodically. Investments in these securities can be sold for cash on the auction date. We classify auction-rate securities and variable-rate demand notes as short-term or long-term investments based on the reset dates.

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

$ in millions, except per share amounts

The following table presents the amortized principal amounts, related weighted-average interest rates (taxable equivalent), maturities and major security types for our investments in debt securities:

	September 1, 2007		March 3, 2007		August 26, 2006
	Amortized Principal Amount	Weighted- Average Interest Rate	Amortized Principal Amount	Weighted- Average Interest Rate	Amortized Principal Amount	Weighted- Average Interest Rate
Short-term investments (less than one year)	$121	6.23%	$2,588	5.68%	$1,534	5.62%
Long-term investments (one to three years)	—	N/A	318	5.68%	277	5.74%
Total	$121		$2,906		$1,811

Auction-rate securities, variable-rate demand notes, and asset-backed securities	$108		$66		$75
Municipal debt securities	—		2,840		1,736
Commercial paper	13		—		—
Total	$121		$2,906		$1,811

The carrying values of our investments in debt securities approximated fair value at September 1, 2007; March 3, 2007; and August 26, 2006, due to the rapid turnover of our portfolio and the highly liquid nature of these investments. Therefore, there was no significant unrealized holding gain or loss. Realized gains and losses are included in investment income and other in the consolidated statements of earnings and were not significant for any period presented. The decrease in the balance of investments in debt securities compared with the balances at March 3, 2007 and at August 26, 2006, was due to the liquidation of a substantial portion of our investments portfolio to repay our bridge loan facility and to fund our accelerated share repurchase (“ASR”) program. See Note 4, Credit Facilities, for further information on the bridge loan facility, and Note 7, Common Stock Repurchases, for further information on the ASR program.

Marketable Equity Securities

We also invest in marketable equity securities and classify them as available-for-sale. Investments in marketable equity securities are included in equity and other investments in our consolidated balance sheets, and are reported at fair value based on quoted market prices. All unrealized holding gains and losses are reflected net of tax in accumulated other comprehensive income in shareholders’ equity.

The carrying values of our investments in marketable equity securities at September 1, 2007; March 3, 2007; and August 26, 2006, were $184, $4 and $20, respectively. The increase in marketable equity securities since March 3, 2007, was primarily due to our investment in The Carphone Warehouse Group PLC (“CPW”), a leading European mobile communications retailer. During the second quarter of fiscal 2008, we acquired 26.1 million shares of common stock of CPW in the open market for $183, representing nearly 3% of CPW’s outstanding shares. The decrease in marketable equity securities from August 26, 2006 to March 3, 2007, was primarily due to the sale of our investment in Golf Galaxy, Inc. (“Golf Galaxy”) in February 2007. At August 26, 2006, the carrying value of our investment in Golf Galaxy was $16.

Net unrealized (loss)/gain, net of tax, included in accumulated other comprehensive income were $(3), $(1) and $7 at September 1, 2007; March 3, 2007; and August 26, 2006, respectively.

Other Investments

We also have investments that are accounted for on either the cost method or the equity method that we include in equity and other investments in our consolidated balance sheets. The aggregate carrying values of these investments at September 1, 2007; March 3, 2007; and August 26, 2006, were $16, $16 and $9, respectively.

4.                         Credit Facilities

On June 26, 2007, we entered into a $3,000 bridge loan facility with Goldman Sachs Credit Partners L.P. (the “Bridge Facility”), simultaneously with the execution of agreements to purchase $3,000 of shares of our common stock in the aggregate pursuant to our ASR program. We initially borrowed $2,500 under the Bridge Facility and used $500 of our existing cash

$ in millions, except per share amounts

and investments to fund the ASR program. Effective July 11, 2007, we reduced the amount we could borrow under the Bridge Facility to $2,500. At September 1, 2007, $1,298 was outstanding under the Bridge Facility. See Note 7, Common Stock Repurchases, for further information on the ASR program.

Effective July 2, 2007, we terminated our previous $200 revolving credit facility that was scheduled to expire on December 22, 2009.

On September 19, 2007, we entered into a $2,500 five-year unsecured revolving credit agreement with JPMorgan Chase Bank, N.A. (“JPMorgan”), as administrative agent, and a syndication of banks. On the same date, we repaid the outstanding balance and terminated the Bridge Facility. See Note 11, Subsequent Event, for further information regarding these transactions.

5.                         Income Taxes

We adopted the provisions of FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109, effective March 4, 2007. FIN No. 48 provides guidance regarding the recognition, measurement, presentation and disclosure in the financial statements of tax positions taken or expected to be taken on a tax return, including the decision whether to file or not to file in a particular jurisdiction. The adoption of FIN No. 48 resulted in the reclassification of $201 of tax liabilities from current to long-term and a $13 increase in our liability for unrecognized tax benefits, which was accounted for as a reduction to the March 4, 2007 retained earnings balance.

At March 4, 2007, our total liability for unrecognized tax benefits, after the adoption of FIN No. 48, was $201, of which $68 represented tax benefits that, if recognized, would favorably impact the effective tax rate. Our liability for unrecognized tax benefits was $229 at September 1, 2007.

We recognize interest and penalties in income tax expense in our consolidated statements of earnings. At March 4, 2007, we had accrued interest and penalties of $30. There has been no significant change in our accrued interest and penalties since March 4, 2007.

We file a consolidated U.S. federal income tax return, as well as income tax returns in various states and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before fiscal 2003. In April 2007, the Internal Revenue Service completed its examination of our U.S. federal income tax returns for fiscal 2003 and fiscal 2004 and resolution of the issues pertaining to those years is expected in fiscal 2009. However, we do not expect that the resolution of these issues will have a significant effect on our consolidated financial condition or results of operations.

6.                         Earnings per Share

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

$ in millions, except per share amounts

The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings per share (shares in millions):

	Three Months Ended		Six Months Ended
	September 1, 2007	August 26, 2006	September 1, 2007	August 26, 2006
Numerator
Net earnings, basic	$250	$230	$442	$464
Adjustment for assumed dilution
Interest on convertible debentures, net of tax	1	1	3	3
Net earnings, diluted	$251	$231	$445	$467

Denominator
Weighted-average common shares outstanding	444.1	482.0	461.5	483.3
Effect of potentially dilutive securities
Shares from assumed conversion of convertible debentures	8.8	8.8	8.8	8.8
Stock options and other	3.3	5.7	3.5	6.3
Weighted-average common shares outstanding, assuming dilution	456.2	496.5	473.8	498.4

Earnings per share
Basic	$0.56	$0.48	$0.96	$0.96
Diluted	$0.55	$0.47	$0.94	$0.94

The computation of average dilutive shares outstanding excluded stock options to purchase 8.7 million and 0.4 million shares of common stock for the three months ended September 1, 2007, and August 26, 2006, respectively, and 8.7 million and 0.4 million shares of common stock for the six months ended September 1, 2007, and August 26, 2006, respectively. These amounts were excluded because the options’ exercise prices were greater than the average market price of our common stock for the periods presented and, therefore, their effect would be antidilutive (i.e., including such options would result in higher earnings per share).

7.                         Common Stock Repurchases

On June 26, 2007, our Board of Directors (“Board”) authorized a new $5,500 share repurchase program. The new program has no stated expiration date. The new program terminated and replaced our prior $1,500 share repurchase program authorized by our Board in June 2006. The June 2006 share repurchase program terminated and replaced our prior $1,500 share repurchase program authorized by our Board in April 2005.

Open Market Repurchases

The following table presents open market share repurchases (shares in millions):

	Three Months Ended		Six Months Ended
	September 1, 2007	August 26, 2006	September 1, 2007	August 26, 2006
Total number of shares repurchased	1.1	4.6	9.8	9.0
Total cost of shares repurchased	$49	$224	$461	$462

In the three and six months ended September 1, 2007, we purchased and retired 1.1 and 9.8 million shares, respectively, at a cost of $49 and $461 under our June 2006 share repurchase program. We made no open market purchases during the three months ended September 1, 2007, under our June 2007 share repurchase program.

$ in millions, except per share amounts

In the three and six months ended August 26, 2006, we purchased and retired 2.8 million shares at a cost of $130 under our June 2006 share repurchase program. For the three months ended August 26, 2006, we also purchased and retired 1.8 million shares at a cost of $94 under our April 2005 share repurchase program. In the six months ended August 26, 2006, we purchased and retired 6.2 million shares at a cost of $332 under our April 2005 share repurchase program. Retired shares constitute authorized but unissued shares.

Accelerated Share Repurchase Program

In accordance with the new $5,500 share repurchase program, on June 26, 2007, we entered into an ASR program authorized by our Board. The ASR program consists of two agreements to purchase shares of our common stock from Goldman, Sachs & Co. (“Goldman”) for an aggregate purchase price of $3,000. Goldman borrowed the shares that were delivered to us as described below, and is expected to purchase sufficient shares of our common stock in the open market to return to lenders over the terms of the agreements. The ASR program will conclude in February 2008, although in certain circumstances the termination date may be accelerated at Goldman’s option. The actual number of shares repurchased will be determined at the completion of the ASR program. We do not expect to make significant additional share repurchases prior to the conclusion of the ASR program. Repurchased shares have been retired and constitute authorized but unissued shares.

Collared ASR

Under the first agreement (the “Collared ASR”), the number of shares to be repurchased is based generally on the volume-weighted average price (“VWAP”) of our common stock during the term of the Collared ASR, subject to collar provisions that established minimum and maximum numbers of shares based on the VWAP of our common stock over the specified hedge period. On July 2, 2007, we paid $2,000 to Goldman in exchange for an initial delivery of 28.3 million shares to us on July 2-6, 2007, under the terms of the Collared ASR.

Pursuant to the terms of the Collared ASR, the hedge period for determining the minimum and maximum numbers of shares to be purchased ended on July 24, 2007. The minimum has been set at 38.7 million shares and the maximum has been set at 44.8 million shares. Goldman delivered 10.4 million additional shares to us on July 27, 2007. Accordingly, we have received a total of 38.7 million shares from Goldman at September 1, 2007, equivalent to the minimum number of shares to be delivered under the terms of the Collared ASR. At the conclusion of the Collared ASR, we may receive additional shares based on the VWAP of our common stock during the agreement term, up to the maximum 44.8 million shares.

Uncollared ASR

Under the second agreement (the “Uncollared ASR”), the number of shares to be repurchased is based generally on the VWAP of our common stock during the term of the Uncollared ASR. On July 2, 2007, we paid $1,000 to Goldman under the terms of the Uncollared ASR in exchange for an initial delivery of 17.0 million shares to us on July 30-31, 2007, subject to a 20%, or $200, holdback. At the conclusion of the Uncollared ASR, we may receive additional shares, or we may be required to pay additional cash or shares (at our option), based on the VWAP of our common stock during the agreement term. At September 1, 2007, the $200 holdback was shown on our condensed consolidated balance sheet as prepaid stock repurchase in shareholders’ equity.

The following table presents share repurchases under the ASR program (shares in millions):

	Three Months Ended	Six Months Ended
	September 1, 2007	September 1, 2007
Collared ASR
Shares received	38.7	38.7
Payments made	$2,000	$2,000

Uncollared ASR
Shares received	17.0	17.0
Payments made	$1,000	$1,000

Total shares received	55.7	55.7
Total payments made	$3,000	$3,000

$ in millions, except per share amounts

8.                         Comprehensive Income

Comprehensive income is computed as net earnings plus other items that are recorded directly to shareholders’ equity. In addition to net earnings, the components of comprehensive income are foreign currency translation adjustments and unrealized gains or losses, net of tax, on available-for-sale marketable equity securities. Foreign currency translation adjustments do not include a provision for income tax expense when earnings from foreign operations are considered to be indefinitely reinvested outside the U.S. Comprehensive income was $258 and $222 in the three months ended September 1, 2007, and August 26, 2006, respectively, and $618 and $510 in the six months ended September 1, 2007, and August 26, 2006, respectively.

9.                         Segments

We operate two reportable segments: Domestic and International. The Domestic segment is comprised of all U.S. store and online operations. The International segment is comprised of all store and online operations outside the U.S. We have included Speakeasy, which we acquired on May 1, 2007, in the Domestic segment. Our segments are evaluated on an operating income basis, and a stand-alone tax provision is not calculated for each segment. To conform to the current-year presentation, we reclassified to the International segment $2 and $3 of SG&A support costs for the three and six months ended August 26, 2006, respectively, which were reported as part of the Domestic segment in fiscal 2007. The other accounting policies of the segments are the same as those described in Note 1, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended March 3, 2007.

Revenue by reportable segment was as follows:

	Three Months Ended		Six Months Ended
	September 1, 2007	August 26, 2006	September 1, 2007	August 26, 2006
Domestic	$7,234	$6,621	$13,938	$12,783
International	1,516	982	2,739	1,779
Total revenue	$8,750	$7,603	$16,677	$14,562

Operating income by reportable segment and the reconciliation to earnings before income tax expense, minority interest and equity in loss of affiliates were as follows:

	Three Months Ended		Six Months Ended
	September 1, 2007	August 26, 2006	September 1, 2007	August 26, 2006
Domestic	$358	$330	$628	$664
International	43	—	39	3
Total operating income	401	330	667	667
Other income (expense)
Investment income and other	22	29	66	60
Interest expense	(23)	(8)	(30)	(16)
Earnings before income tax expense, minority interest and equity in loss of affiliates	$400	$351	$703	$711

Assets by reportable segment were as follows:

	September 1, 2007	March 3, 2007	August 26, 2006
Domestic	$8,658	$10,614	$9,315
International	3,579	2,956	3,092
Total assets	$12,237	$13,570	$12,407

$ in millions, except per share amounts

Goodwill by reportable segment was as follows:

	September 1, 2007	March 3, 2007	August 26, 2006
Domestic	$452	$375	$383
International	601	544	627
Total goodwill	$1,053	$919	$1,010

The changes in the Domestic goodwill balance since March 3, 2007, and August 26, 2006, were due primarily to the acquisition of Speakeasy. The change in the International goodwill balance since August 26, 2006, was due primarily to the finalization of Five Star’s purchase price allocation, partially offset by fluctuations in foreign currency exchange rates. The increase in the International goodwill balance since March 3, 2007 was due primarily to fluctuations in foreign currency exchange rates.

Tradenames by reportable segment were as follows:

	September 1, 2007	March 3, 2007	August 26, 2006
Domestic	$23	$17	$17
International	70	64	66
Total tradenames	$93	$81	$83

Tradenames included in our balance sheets were comprised of indefinite-lived intangible assets related to our Pacific Sales and Speakeasy tradenames, which are included in the Domestic segment, and to our Future Shop and Five Star tradenames, which are included in the International segment.

10.                   Contingencies

We are involved in various legal proceedings arising in the normal course of conducting business. We believe the amounts provided in our consolidated financial statements are adequate in consideration of the probable and estimable liabilities. The resolution of those proceedings is not expected to have a material effect on our consolidated results of operations or financial condition.

11.                   Subsequent Event

On September 19, 2007, we entered into a $2,500 five-year unsecured revolving credit agreement (the “Credit Agreement”) with JPMorgan, as administrative agent, and a syndication of banks (the “Lenders”). The Credit Agreement permits borrowings up to $2,500 (which may be increased up to $3,000 at our option and upon the consent of JPMorgan and each of the Lenders providing an incremental credit commitment), with a $300 letter of credit sub-limit and a $200 foreign currency sub-limit. The Credit Agreement terminates in September 2012.

Interest rates under the Credit Agreement are variable and are determined at our option at: (i) the greater of the federal funds rate plus 0.5% or JPMorgan’s prime rate, or (ii) the London Interbank Offered Rate (“LIBOR”) plus applicable LIBOR margin. A facility fee is assessed on the commitment amount. Both the LIBOR margin and the facility fee are based upon our current senior unsecured debt rating. The LIBOR margin ranges from 0.32% to 0.60%, and the facility fee ranges from 0.08% to 0.15%.

The Credit Agreement is guaranteed by specified subsidiaries and contains customary affirmative and negative covenants. Among other things, these covenants restrict or prohibit our ability to incur certain types or amounts of indebtedness, incur liens on certain assets, make material changes to our corporate structure or the nature of our business, dispose of material assets, allow non-material subsidiaries to make guarantees, engage in a change in control transaction, or engage in certain transactions with our affiliates. The Credit Agreement also contains covenants that require us to maintain a maximum quarterly cash flow leverage ratio and a minimum quarterly interest coverage ratio. The Credit Agreement contains customary default provisions including, but not limited to, failure to pay interest or principal when due and failure to comply with covenants.

$ in millions, except per share amounts

Simultaneously with the execution of the Credit Agreement, we borrowed $1,350 under the Credit Agreement and used $1,150 of the proceeds to repay the outstanding balance on the Bridge Facility. Accordingly, the Bridge Facility was terminated effective September 19, 2007. The remaining $200 borrowed under the Credit Agreement will be used for general corporate purposes.

12.                Condensed Consolidating Financial Information

Our convertible debentures, which mature in 2022, are guaranteed by our wholly-owned indirect subsidiary Best Buy Stores, L.P. Investments in subsidiaries of Best Buy Stores, L.P. which have not guaranteed the convertible debentures, are accounted for under the equity method. We reclassified certain prior-year amounts as described in Note 1, Basis of Presentation, in this Quarterly Report on Form 10-Q. The aggregate principal balance and carrying amount of our convertible debentures was $402 at September 1, 2007.

The debentures may be converted into shares of our common stock if the criteria, as described in Note 5, Debt, of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended March 3, 2007, are met. During a portion of the six months ended August 26, 2006, our closing stock price exceeded the specified stock price for more than 20 trading days in a 30-trading-day period. Therefore, debenture holders had the option to convert their debentures into shares of our common stock. However, no debenture was so converted. Due to changes in the price of our common stock, the debentures were no longer convertible at August 26, 2006.

We file a consolidated U.S. federal income tax return. Income taxes are allocated in accordance with our tax allocation agreement. U.S. affiliates receive no tax benefit for taxable losses, but are allocated taxes at the required effective income tax rate if they have taxable income.

The following tables present condensed consolidating balance sheets at September 1, 2007; March 3, 2007; and August 26, 2006; condensed consolidating statements of earnings for the three and six months ended September 1, 2007, and August 26, 2006; and condensed consolidating statements of cash flows for the six months ended September 1, 2007, and August 26, 2006:

$ in millions, except per share amounts

Condensed Consolidating Balance Sheets

At September 1, 2007

(Unaudited)

	Best Buy Co., Inc.	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$219	$62	$1,109	$—	$1,390
Short-term investments	101	—	20	—	121
Receivables	4	365	185	—	554
Merchandise inventories	—	3,793	1,148	(291)	4,650
Other current assets	18	211	529	(25)	733
Intercompany receivable	—	—	5,069	(5,069)	—
Intercompany note receivable	500	—	—	(500)	—
Total current assets	842	4,431	8,060	(5,885)	7,448

Net Property and Equipment	236	1,980	905	(3)	3,118

Goodwill	—	6	1,047	—	1,053

Tradenames	—	—	93	—	93

Equity and Other Investments	7	—	193	—	200

Other Assets	20	69	237	(1)	325

Investments in Subsidiaries	6,861	265	1,326	(8,452)	—

Total Assets	$7,966	$6,751	$11,861	$(14,341)	$12,237

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$—	$—	$4,312	$—	$4,312
Unredeemed gift card liabilities	—	380	42	—	422
Accrued compensation and related expenses	—	184	103	—	287
Accrued liabilities	10	529	453	(22)	970
Accrued income taxes	99	—	—	—	99
Short-term debt	1,298	—	59	—	1,357
Current portion of long-term debt	3	14	3	—	20
Intercompany payable	2,247	2,822	—	(5,069)	—
Intercompany note payable	—	500	—	(500)	—
Total current liabilities	3,657	4,429	4,972	(5,591)	7,467

Long-Term Liabilities	99	859	235	(442)	751

Long-Term Debt	406	137	57	—	600

Minority Interests	—	—	38	—	38

Shareholders’ Equity	3,804	1,326	6,559	(8,308)	3,381

Total Liabilities and Shareholders’ Equity	$7,966	$6,751	$11,861	$(14,341)	$12,237

$ in millions, except per share amounts

Condensed Consolidating Balance Sheets

At March 3, 2007

(Unaudited)

	Best Buy Co., Inc.	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$235	$77	$893	$—	$1,205
Short-term investments	2,582	—	6	—	2,588
Receivables	33	363	152	—	548
Merchandise inventories	—	3,465	960	(397)	4,028
Other current assets	20	202	596	(106)	712
Intercompany receivable	—	—	4,891	(4,891)	—
Intercompany note receivable	500	—	—	(500)	—
Total current assets	3,370	4,107	7,498	(5,894)	9,081

Net Property and Equipment	239	1,898	804	(3)	2,938

Goodwill	—	6	913	—	919

Tradenames	—	—	81	—	81

Equity and Other Investments	325	4	9	—	338

Other Assets	84	259	5	(135)	213

Investments in Subsidiaries	6,099	162	1,293	(7,554)	—

Total Assets	$10,117	$6,436	$10,603	$(13,586)	$13,570

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$—	$—	$3,934	$—	$3,934
Unredeemed gift card liabilities	—	452	44	—	496
Accrued compensation and related expenses	—	198	134	—	332
Accrued liabilities	7	564	544	(125)	990
Accrued income taxes	484	5	—	—	489
Short-term debt	—	—	41	—	41
Current portion of long-term debt	2	12	5	—	19
Intercompany payable	2,460	2,431	—	(4,891)	—
Intercompany note payable	—	500	—	(500)	—
Total current liabilities	2,953	4,162	4,702	(5,516)	6,301

Long-Term Liabilities	219	849	102	(727)	443

Long-Term Debt	407	132	51	—	590

Minority Interests	—	—	35	—	35

Shareholders’ Equity	6,538	1,293	5,713	(7,343)	6,201

Total Liabilities and Shareholders’ Equity	$10,117	$6,436	$10,603	$(13,586)	$13,570

$ in millions, except per share amounts

Condensed Consolidating Balance Sheets

At August 26, 2006

(Unaudited)

	Best Buy Co., Inc.	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$181	$67	$856	$—	$1,104
Short-term investments	1,497	—	37	—	1,534
Receivables	49	336	128	—	513
Merchandise inventories	—	3,355	935	(241)	4,049
Other current assets	18	135	556	(22)	687
Intercompany receivable	—	—	3,710	(3,710)	—
Intercompany note receivable	500	—	—	(500)	—
Total current assets	2,245	3,893	6,222	(4,473)	7,887

Net Property and Equipment	241	1,786	763	(3)	2,787

Goodwill	—	6	1,004	—	1,010

Tradenames	—	—	83	—	83

Equity and Other Investments	295	4	7	—	306

Other Assets	81	256	151	(154)	334

Investments in Subsidiaries	5,240	163	1,335	(6,738)	—

Total Assets	$8,102	$6,108	$9,565	$(11,368)	$12,407

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$—	$—	$3,858	$—	$3,858
Unredeemed gift card liabilities	—	358	34	—	392
Accrued compensation and related expenses	—	164	99	—	263
Accrued liabilities	8	457	512	(19)	958
Accrued income taxes	394	5	—	—	399
Short-term debt	—	—	77	—	77
Current portion of long-term debt	404	10	5	—	419
Intercompany payable	1,348	2,362	—	(3,710)	—
Intercompany note payable	—	500	—	(500)	—
Total current liabilities	2,154	3,856	4,585	(4,229)	6,366

Long-Term Liabilities	235	795	47	(685)	392

Long-Term Debt	6	122	56	—	184

Minority Interests	—	—	31	—	31

Shareholders’ Equity	5,707	1,335	4,846	(6,454)	5,434

Total Liabilities and Shareholders’ Equity	$8,102	$6,108	$9,565	$(11,368)	$12,407

$ in millions, except per share amounts

Condensed Consolidating Statements of Earnings

For the Three Months Ended September 1, 2007

(Unaudited)

	Best Buy Co., Inc.	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$4	$6,772	$8,755	$(6,781)	$8,750

Cost of goods sold	—	5,540	7,783	(6,712)	6,611

Gross profit	4	1,232	972	(69)	2,139

Selling, general and administrative expenses	34	1,167	533	4	1,738

Operating (loss) income	(30)	65	439	(73)	401

Other income (expense)
Investment income and other	22	—	10	(10)	22
Interest expense	(19)	(9)	(6)	11	(23)

(Loss) earnings before equity in earnings (loss) of subsidiaries	(27)	56	443	(72)	400

Equity in earnings (loss) of subsidiaries	359	(14)	35	(380)	—

Earnings before income tax expense, minority interest and equity in loss of affiliates	332	42	478	(452)	400

Income tax expense	10	21	113	—	144

Minority interest	—	—	(5)	—	(5)

Equity in loss of affiliates	—	—	(1)	—	(1)

Net earnings	$322	$21	$359	$(452)	$250

$ in millions, except per share amounts

Condensed Consolidating Statements of Earnings

For the Six Months Ended September 1, 2007

(Unaudited)

	Best Buy Co., Inc.	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$8	$13,042	$16,030	$(12,403)	$16,677

Cost of goods sold	—	10,653	14,420	(12,427)	12,646

Gross profit	8	2,389	1,610	24	4,031

Selling, general and administrative expenses	73	2,265	1,017	9	3,364

Operating (loss) income	(65)	124	593	15	667

Other income (expense)
Investment income and other	61	—	28	(23)	66
Interest expense	(21)	(20)	(13)	24	(30)

(Loss) earnings before equity in earnings (loss) of subsidiaries	(25)	104	608	16	703

Equity in earnings (loss) of subsidiaries	495	(20)	65	(540)	—

Earnings before income tax expense, minority interest and equity in loss of affiliates	470	84	673	(524)	703

Income tax expense	44	39	174	—	257

Minority interest	—	—	(3)	—	(3)

Equity in loss of affiliates	—	—	(1)	—	(1)

Net earnings	$426	$45	$495	$(524)	$442

$ in millions, except per share amounts

Condensed Consolidating Statements of Earnings

For the Three Months Ended August 26, 2006

(Unaudited)

	Best Buy Co., Inc.	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$5	$6,254	$6,878	$(5,534)	$7,603

Cost of goods sold	—	5,099	6,215	(5,613)	5,701

Gross profit	5	1,155	663	79	1,902

Selling, general and administrative expenses	37	1,097	442	(4)	1,572

Operating (loss) income	(32)	58	221	83	330

Other income (expense)
Investment income and other	22	—	11	(4)	29
Interest expense	(3)	(5)	(4)	4	(8)

(Loss) earnings before equity in earnings (loss) of subsidiaries	(13)	53	228	83	351

Equity in earnings (loss) of subsidiaries	204	(6)	27	(225)	—

Earnings before income tax expense, minority interest and equity in earnings (loss) of affiliates	191	47	255	(142)	351

Income tax expense	23	20	78	—	121

Minority interest	—	—	—	—	—

Equity in loss of affiliates	—	—	—	—	—

Net earnings	$168	$27	$177	$(142)	$230

$ in millions, except per share amounts

Condensed Consolidating Statements of Earnings

For the Six Months Ended August 26, 2006

(Unaudited)

	Best Buy Co., Inc.	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$9	$12,082	$13,230	$(10,759)	$14,562

Cost of goods sold	—	9,906	12,018	(11,029)	10,895

Gross profit	9	2,176	1,212	270	3,667

Selling, general and administrative expenses	89	2,070	851	(10)	3,000

Operating (loss) income	(80)	106	361	280	667

Other income (expense)
Investment income and other	50	—	20	(10)	60
Interest expense	(6)	(9)	(11)	10	(16)

(Loss) earnings before equity in earnings (loss) of subsidiaries	(36)	97	370	280	711

Equity in earnings (loss) of subsidiaries	357	(5)	56	(408)	—

Earnings before income tax expense, minority interest and equity in earnings (loss) of affiliates	321	92	426	(128)	711

Income tax expense	86	36	125	—	247

Minority interest	—	—	—	—	—

Equity in loss of affiliates	—	—	—	—	—

Net earnings	$235	$56	$301	$(128)	$464

$ in millions, except per share amounts

Condensed Consolidating Statements of Cash Flows

For the Six Months Ended September 1, 2007

(Unaudited)

	Best Buy Co., Inc.	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Total cash (used in) provided by operating activities	$(221)	$(155)	$507	$—	$131

Investing activities
Additions to property and equipment	—	(261)	(115)	—	(376)
Purchases of investments	(3,543)	—	(196)	—	(3,739)
Sales of investments	6,344	—	1	—	6,345
Acquisition of business, net of cash acquired	—	—	(89)	—	(89)
Change in restricted assets	(1)	—	3	—	2
Total cash provided by (used in) investing activities	2,800	(261)	(396)	—	2,143

Financing activities
Repurchase of common stock	(3,461)	—	—	—	(3,461)
Issuance of common stock under employee stock purchase plan and for the exercise of stock options	59	—	—	—	59
Excess tax benefits from stock-based compensation	12	—	—	—	12
Dividends paid	(93)	—	—	—	(93)
Proceeds from issuance of debt	2,770	10	81	—	2,861
Repayments of debt	(1,473)	—	(65)	—	(1,538)
Change in intercompany receivable/payable	(409)	391	18	—	—
Total cash (used in) provided by financing activities	(2,595)	401	34	—	(2,160)

Effect of exchange rate changes on cash	—	—	71	—	71

(Decrease) increase in cash and cash equivalents	(16)	(15)	216	—	185

Cash and cash equivalents at beginning of period	235	77	893	—	1,205
Cash and cash equivalents at end of period	$219	$62	$1,109	$—	$1,390

$ in millions, except per share amounts

Condensed Consolidating Statements of Cash Flows

For the Six Months Ended August 26, 2006

(Unaudited)

	Best Buy Co., Inc.	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Total cash (used in) provided by operating activities	$(362)	$(46)	$368	$—	$(40)

Investing activities
Additions to property and equipment	—	(222)	(77)	—	(299)
Purchases of investments	(1,503)	—	(132)	—	(1,635)
Sales of investments	2,798	—	262	—	3,060
Acquisition of business, net of cash acquired	—	—	(421)	—	(421)
Change in restricted assets	—	—	(16)	—	(16)
Other, net	—	6	6	—	12
Total cash provided by (used in) investing activities	1,295	(216)	(378)	—	701

Financing activities
Repurchase of common stock	(462)	—	—	—	(462)
Issuance of common stock under employee stock purchase plan and for the exercise of stock options	117	—	—	—	117
Excess tax benefits from stock-based compensation	31	—	—	—	31
Dividends paid	(78)	—	—	—	(78)
Proceeds from issuance of debt	—	22	16	—	38
Repayments of debt	(1)	—	(6)	—	(7)
Other, net	—	—	37	—	37
Change in intercompany receivable/payable	(369)	228	141	—	—
Total cash (used in) provided by financing activities	(762)	250	188	—	(324)

Effect of exchange rate changes on cash	—	—	19	—	19

Increase (decrease) in cash and cash equivalents	171	(12)	197	—	356

Cash and cash equivalents at beginning of period	10	79	659	—	748
Cash and cash equivalents at end of period	$181	$67	$856	$—	$1,104

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

•      Results of Operations

•      Liquidity and Capital Resources

•      Off-Balance-Sheet Arrangements and Contractual Obligations

•      Significant Accounting Policies and Estimates

•      New Accounting Standards

•      Outlook

Consistent with the consolidation of our China operations’ financial results on a two-month lag, the financial and non-financial information presented in our MD&A relative to our China operations is also presented on a two-month lag. No significant intervening event occured in our China operations that would have materially affected our financial condition, results of operations, liquidity or other factors had it been recorded during the fiscal quarter.

Our MD&A should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended March 3, 2007, as well as our reports on Forms 10-Q and 8-K and other publicly available information.

Overview

Best Buy Co., Inc. is a specialty retailer of consumer electronics, home-office products, entertainment software, appliances and related services. We operate two reportable segments: Domestic and International. The Domestic segment is comprised of all U.S. store and online operations. The International segment is comprised of all store and online operations outside the U.S. For additional information regarding our business segments, see Note 9, Segments, of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Our business, like that of many U.S. retailers, is seasonal. Historically, we have realized more of our revenue and earnings in the fiscal fourth quarter, which includes the majority of the holiday shopping season in the U.S. and Canada, than in any other fiscal quarter. The timing of new store openings, costs associated with the development of new businesses, as well as general economic conditions may also affect our future quarterly results. Consequently, interim results are not necessarily indicative of results for the entire fiscal year.

Acquisition

On May 1, 2007, we acquired Speakeasy, Inc. (“Speakeasy”) for $103 million in cash, or $89 million net of cash acquired, including transaction costs and the repayment of $5 million of Speakeasy’s debt. We acquired Speakeasy, an independent U.S. broadband voice, data and IT services provider, to strengthen our portfolio of technology solutions. Speakeasy, which recorded calendar 2006 revenue of approximately $80 million, is not expected to have a significant impact on our net earnings in fiscal 2008. The premium we paid for Speakeasy in excess of the fair value of the net assets acquired was primarily for the expected synergies we believe Speakeasy will generate by providing new technology solutions for our existing and future customers, as well as to obtain Speakeasy’s skilled, established workforce.

Financial Reporting Changes

To maintain consistency and comparability, we reclassified certain prior-year amounts to conform to the current-year presentation as described in Note 1, Basis of Presentation, of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Highlights

•      Net earnings in the second quarter of fiscal 2008 were $250 million, or $0.55 per diluted share, compared with $230 million, or $0.47 per diluted share, in the same period one year ago.

•      Revenue in the second quarter of fiscal 2008 increased 15% to $8.8 billion, compared with $7.6 billion in the same period one year ago, driven primarily by the net addition of 113 new stores in the past 12 months, the full-quarter impact of our acquisition of Jiangsu Five Star Appliance Co., Ltd. (“Five Star”) and a 3.6% comparable store sales gain.

•      Our gross profit rate in the second quarter of fiscal 2008 decreased to 24.4% of revenue, compared with 25.0% of revenue in the same period one year ago. The decrease was due primarily to the increase in the sales mix of lower-margin computer and gaming products and the full-quarter impact of Five Star, which carries a lower gross profit rate.

•      Our selling, general and administrative (“SG&A”) expense rate in the second quarter of fiscal 2008 decreased to 19.9% of revenue, compared with 20.7% of revenue in the same period one year ago. The decrease was due primarily to the full-quarter impact of Five Star, which carries a lower SG&A expense rate, and the leveraging effect of higher sales.

•      Other income (expense) in the second quarter of fiscal 2008 decreased $22 million to $(1) million, compared with $21 million in the same period one year ago, due to reduced interest income resulting from lower cash and investment balances and increased interest expense due to borrowings to fund our accelerated share repurchase (“ASR”) program.

•      Our effective income tax rate increased to 36.3% in the second quarter of fiscal 2008, compared with 34.6% in the same period one year ago, due primarily to lower income from tax-advantaged short-term investments and an increase in foreign income that is taxable in the U.S.

•      During the second quarter of fiscal 2008, we repurchased 56.8 million shares of our common stock in the open market and under the ASR program.

•      As announced on June 27, 2007, our Board increased our regular quarterly cash dividend by 30% as compared with our existing dividend of $0.10 per common share, to $0.13 per common share. The change is effective with the quarterly dividend which, as announced on September 19, 2007, our Board has authorized, and is payable on October 30, 2007, to shareholders of record as of October 9, 2007.

•      On September 19, 2007, we entered into a $2.5 billion five-year unsecured revolving credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and a syndication of banks.

•      Based on our results through the end of the fiscal second quarter and our anticipated sales trends and revenue mix in the second half of the fiscal year, we now project earnings in fiscal 2008 in the range of $3.00 to $3.15 per diluted share, compared with our previous annual guidance $2.95 to $3.15, and expect annual earnings per diluted share to be in the top half of our guidance range. While we are pleased with our progress and improved financial performance in the fiscal second quarter, our optimism is balanced by the fact that approximately 70% of our earnings occur in the second half of the fiscal year.

Results of Operations

Consolidated Performance Summary

The following table presents unaudited selected consolidated financial data ($ in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	September 1, 2007	August 26, 2006	September 1, 2007	August 26, 2006
Revenue	$8,750	$7,603	$16,677	$14,562
Revenue % gain	15%	13%	15%	14%
Comparable store sales % gain[1]	3.6%	3.7%	3.3%	4.2%
Gross profit as % of revenue	24.4%	25.0%	24.2%	25.2%
SG&A as % of revenue	19.9%	20.7%	20.2%	20.6%
Operating income	$401	$330	$667	$667
Operating income as % of revenue	4.6%	4.3%	4.0%	4.6%
Net earnings	$250	$230	$442	$464
Diluted earnings per share	$0.55	$0.47	$0.94	$0.94

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

Net earnings were $250 million, or $0.55 per diluted share, in the second quarter of fiscal 2008, compared with $230 million, or $0.47 per diluted share, in the same period one year ago. In the first six months of fiscal 2008, net earnings were $442 million, or $0.94 per diluted share, compared with $464 million, or $0.94 per diluted share, in the same period one year ago. In the second quarter of fiscal 2008, the increase in net earnings reflected an increase in our revenue, driven by the addition of new stores in the past 12 months, the full-quarter impact of our acquisition of Five Star and a comparable store sales gain, and a reduction in our SG&A expense rate. These factors were partially offset by a decline in our gross profit rate, a higher effective income tax rate and a decrease in other income. In the first six months of fiscal 2008, the decrease in net earnings reflected an increase in our revenue, driven by the addition of new stores in the past 12 months, our acquisition of Five Star and a comparable store sales gain, and a reduction in our SG&A expense rate. These factors were offset by a decline in our gross profit rate, a higher effective income tax rate and a decrease in other income.

Revenue in the second quarter of fiscal 2008 increased 15% to $8.8 billion, compared with $7.6 billion in the same period one year ago. In the first six months of fiscal 2008, revenue increased 15% to $16.7 billion, compared with $14.6 billion in the same period one year ago. In both the fiscal second quarter and the first six months of fiscal 2008, the net addition of 113 new stores in the past 12 months accounted for approximately one-half of the revenue increase; the full-quarter impact of revenue generated from the acquisition of Five Star compared with the same period one year ago and, to a lesser degree, the impact of the acquisition of Speakeasy, together accounted for approximately one-fourth of the revenue increase; the comparable store sales gain accounted for slightly more than one-fifth of the revenue increase; and the remainder of the increase was due to the favorable effect of fluctuations in foreign currency exchange rates.

The following table presents consolidated revenue mix percentages and comparable store sales percentage changes by revenue category in the second quarter of fiscal 2008:

	Revenue Mix Summary		Comparable Store Sales Summary[1]
	Three Months Ended		Three Months Ended
	September 1, 2007	August 26, 2006	September 1, 2007	August 26, 2006
Consumer electronics	38%	41%	(1.6)%	8.4%
Home-office	31%	29%	9.8%	(0.7)%
Entertainment software	16%	16%	9.3%	0.0%
Appliances	8%	7%	(7.1)%	(2.3)%
Services[2]	6%	6%	5.3%	13.0%
Other[3]	1%	1%	n/a	n/a
Total	100%	100%	3.6%	3.7%

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

2   Services consists primarily of commissions from the sale of extended service contracts; revenue from computer-related services; product repair revenue; and delivery and installation revenue derived from home theater, mobile audio and appliances.

3   Other includes revenue, such as fees received from cardholder account activations, that is recognized over time, resulting in revenue recognition that is not indicative of sales activity in the current period. Other also includes gift card breakage. These revenue types are excluded from our comparable store sales calculation. Finally, Other includes revenue from the sale of products that are not related to our core offerings. For these reasons, we do not provide a comparable store sales metric for this revenue category.

Our comparable store sales in the second quarter of fiscal 2008 increased 3.6%, reflecting strong comparable store sales growth in our Canada operations, as well as a higher average transaction amount, which was driven by the continued growth in the sales of higher-priced products. Also contributing to the fiscal second-quarter comparable store sales gain was an increase in online purchases, as we continue to add features and capabilities to our Web sites. In the second quarter of fiscal 2008, our largest comparable store sales gains were for notebook computers, flat-panel televisions and gaming hardware and software. Growth in the sales of these revenue categories was partially offset by comparable store sales declines in tube and projection televisions, MP3 players, CDs and DVDs.

Our gross profit rate in the second quarter of fiscal 2008 decreased by 0.6% of revenue to 24.4% of revenue, with our Domestic and International segments’ gross profit rates decreasing by 0.3% of revenue and 0.9% of revenue, respectively. In the first six months of fiscal 2008, our gross profit rate decreased from 25.2% of revenue to 24.2% of revenue. The declines in our gross profit rates in both our fiscal second quarter and the first six months of fiscal 2008 were due primarily to the continuation of the trend toward increased sales of lower-margin products, such as notebook computers and gaming hardware. Our China operations, which carry a significantly lower gross profit rate than our other operations, reduced the gross profit rates by approximately 0.3% and 0.5% of revenue in the fiscal second quarter and the first six months of fiscal 2008, respectively. The declines in our gross profit rates in the fiscal second quarter and the first six months of fiscal 2008 were offset by 0.2% of revenue and 0.1% of revenue, respectively, due to the conclusion of our previous credit card agreement with a third-party bank.

Our SG&A expense rate in the second quarter of fiscal 2008 decreased by 0.8% of revenue to 19.9% of revenue, with our Domestic and International segments’ SG&A expense rates decreasing by 0.3% of revenue and 3.7% of revenue, respectively. In the first six months of fiscal 2008, our SG&A expense rate decreased by 0.4% of revenue to 20.2% of revenue. The decreases in our SG&A expense rates in both the fiscal second quarter and the first six months of fiscal 2008 were due primarily to the acquisition of Five Star, which carries a lower SG&A expense rate, the leveraging effect of our strong revenue growth and our continued focus on SG&A expense optimization in our International operations.

Other Income (Expense)

Other income (expense) in the second quarter of fiscal 2008 decreased $22 million to $(1) million, compared with $21 million in the same period one year ago. Other income in the first six months of fiscal 2008 decreased to $36 million compared with $44 million in the prior year. The decreases were due to reduced interest income resulting from lower cash and investment balances and increased interest expense due to increased borrowings to fund our ASR program.

Income Tax Expense

Our effective income tax rates in the fiscal second quarter and the first six months of fiscal 2008 were 36.3% and 36.7%, respectively, up from 34.6% and 34.8%, respectively, in the corresponding periods of fiscal 2007. The increase in the second quarter of fiscal 2008 was due primarily to lower income from tax-advantaged short-term investments and an increase in foreign income that is taxable in the U.S. The increase in the first six months of fiscal 2008 was due primarily to lower income from tax-advantaged short-term investments, an increase in foreign income that is taxable in the U.S. and an increase in local income taxes.

Segment Performance Summary

Domestic

The following table presents unaudited selected financial data for the Domestic segment ($ in millions):

	Three Months Ended		Six Months Ended
	September 1, 2007	August 26, 2006	September 1, 2007	August 26, 2006
Revenue	$7,234	$6,621	$13,938	$12,783
Revenue % gain	9%	10%	9%	11%
Comparable stores sales % gain[1]	1.7%	3.0%	1.7%	3.8%
Gross profit as % of revenue	25.1%	25.4%	24.9%	25.5%
SG&A as % of revenue[2]	20.2%	20.5%	20.4%	20.3%
Operating income[2]	$358	$330	$628	$664
Operating income as % of revenue[2]	5.0%	5.0%	4.5%	5.2%

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

The following table reconciles Domestic stores open at the beginning and end of the second quarter of fiscal 2008:

	Total Stores at Beginning of Second Quarter Fiscal 2008	Stores Opened	Stores Closed	Total Stores at End of Second Quarter Fiscal 2008
U.S. Best Buy	852	20	—	872
Magnolia Audio Video	19	—	(6)	13
Pacific Sales	14	1	—	15
U.S. Geek Squad	7	—	—	7
Total	892	21	(6)	907

Note: One U.S. Best Buy store in the Domestic segment was relocated during the second quarter of fiscal 2008. No other store in the Domestic segment was relocated during the first quarter of fiscal 2008.

The following table reconciles Domestic stores open at the beginning and end of the second quarter of fiscal 2007:

	Total Stores at Beginning of Second Quarter Fiscal 2007	Stores Opened	Stores Closed	Total Stores at End of Second Quarter Fiscal 2007
U.S. Best Buy	754	17	—	771
Magnolia Audio Video	20	—	—	20
Pacific Sales	14	—	—	14
U.S. Geek Squad	12	—	—	12
Total	800	17	—	817

Note: Three U.S. Best Buy stores were relocated during the second quarter of fiscal 2007. No other store in the Domestic segment was relocated during the second quarter of fiscal 2007.

Our Domestic segment’s operating income in the second quarter of fiscal 2008 was $358 million, or 5.0% of revenue, compared with $330 million, or 5.0% of revenue, in the same period one year ago. In the first six months of fiscal 2008, our Domestic segment’s operating income decreased to $628 million, or 4.5% of revenue, compared with $664 million, or 5.2% of revenue, in the same period one year ago. Our Domestic segment’s operating income in the second quarter of fiscal 2008 reflected revenue gains, including the addition of new stores in the past 12 months and a 1.7% comparable store sales increase, and a reduction in the SG&A expense rate, partially offset by a decrease in the gross profit rate. Our Domestic segment’s operating income in the first six months of fiscal 2008 reflected revenue gains, including the addition of new stores in the past 12 months and a 1.7% comparable store sales increase, offset by an increase in the SG&A expense rate and a decrease in the gross profit rate.

Our Domestic segment’s revenue in the second quarter of fiscal 2008 increased 9% to $7.2 billion, compared with $6.6 billion in the same period one year ago. In the first six months of fiscal 2008, our Domestic segment’s revenue increased 9% to $13.9 billion, compared with $12.8 billion in the same period one year ago. In both the fiscal second quarter and the first six months of fiscal 2008, the addition of 101 new Best Buy stores in the past 12 months accounted for almost four-fifths of the revenue increase and the 1.7% comparable store sales gain accounted for nearly one-fifth of the revenue increase. The remainder of the increase was due to revenue growth at Pacific Sales and the acquisition of Speakeasy.

The following table presents revenue mix percentages and comparable store sales percentage changes for the Domestic segment by revenue category in the second quarter of fiscal 2008:

	Revenue Mix Summary		Comparable Store Sales Summary[1]
	Three Months Ended		Three Months Ended
	September 1, 2007	August 26, 2006	September 1, 2007	August 26, 2006
Consumer electronics	39%	41%	(3.3)%	7.6%
Home-office	31%	29%	7.8%	(1.7)%
Entertainment software	17%	16%	7.0%	(0.2)%
Appliances	6%	7%	(7.4)%	(3.1)%
Services[2]	7%	6%	3.2%	12.4%
Other[3]	<1%	1%	n/a	n/a
Total	100%	100%	1.7%	3.0%

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

2   Services consists primarily of commissions from the sale of extended service contracts; revenue from computer-related services; product repair revenue; and delivery and installation revenue derived from home theater, mobile audio and appliances.

3   Other includes revenue, such as fees received from cardholder account activations, that is recognized over time, resulting in revenue recognition that is not indicative of sales activity in the current period. Other also includes gift card breakage. These revenue types are excluded from our comparable store sales calculation. Finally, Other includes revenue from the sale of products that are not related to our core offerings. For these reasons, we do not provide a comparable store sales metric for this revenue category.

Our Domestic segment’s comparable store sales gain in the second quarter of fiscal 2008 reflected an increase in the average transaction amount driven by the continued growth in the sales of higher-priced products, including notebook computers and flat-panel televisions. The products having the largest positive effect on our Domestic segment’s comparable store sales gain in the fiscal second quarter were notebook computers, flat-panel televisions, and gaming hardware and software. Gains in these products were partially offset by comparable store sales declines in tube and projection televisions, MP3 players, DVDs and CDs.

Our Domestic segment’s home-office revenue category posted a 7.8% comparable store sales gain in the second quarter of fiscal 2008 resulting primarily from a comparable store sales gain in notebook computers, partially offset by a decline in the sales of phones. Our entertainment software revenue category recorded a 7.0% comparable store sales gain due primarily to increases in gaming hardware and software in the second quarter of fiscal 2008. The increase was partially offset by expected declines in the sales of CDs and DVDs. Our services revenue category posted a 3.2% comparable store sales gain in the fiscal second quarter due primarily to increases in the sales of both computer and home theater services, partially offset by a decline in sales of extended service contracts.

Our Domestic segment’s consumer electronics revenue category posted a 3.3% comparable store sales decline in the second quarter of fiscal 2008. The decline was primarily driven by sales declines in tube and projection televisions and MP3 players, partially offset by gains in the sales of flat panel televisions and navigation products. Our appliances revenue category recorded a 7.4% comparable store sales decline in the second quarter of fiscal 2008 resulting primarily from declines in the sales of major appliances.

Our Domestic segment’s gross profit rate in the second quarter of fiscal 2008 decreased by 0.3% of revenue to 25.1% of revenue. In the first six months of fiscal 2008, our Domestic segment’s gross profit rate was 24.9% of revenue compared with 25.5% of revenue in the same period one year ago. The decreases were due primarily to increased sales of lower-margin product categories, such as notebook computers and gaming hardware and software, in both the fiscal second quarter and the first six months of fiscal 2008. The declines in our gross profit rates in the fiscal second quarter and the first six months of fiscal 2008 were offset by 0.3% of revenue and 0.1% of revenue, respectively, due to the conclusion of our previous credit card agreement with a third-party bank.

Our Domestic segment’s SG&A expense rate in the second quarter of fiscal 2008 decreased by 0.3% of revenue to 20.2% of revenue. In the first six months of fiscal 2008, our Domestic segment’s SG&A rate was 20.4% of revenue, compared with 20.3% of revenue in the same period one year ago. In the second quarter of fiscal 2008, our Domestic segment’s SG&A expense rate decrease was primarily due to productivity gains driven by store operating model improvements, partially offset by store closure costs. In the first six months of fiscal 2008 the SG&A expense rate increase was driven by increased spending on investments and initiatives to support customers, increased wages and depreciation expense resulting from investments made in fiscal 2007 in our home theater business, an increase in the number of new store openings in the first six months of fiscal 2008 compared with the prior year, store closure costs, and increased expenses associated with the resolution of certain legal matters. These increases were partially offset by the absence in the second quarter of fiscal 2008 of charges for severance and reorganization that we recognized in the same period one year ago.

International

The following table presents unaudited selected financial data for the International segment ($ in millions):

	Three Months Ended		Six Months Ended
	September 1, 2007	August 26, 2006	September 1, 2007	August 26, 2006
Revenue	$1,516	$982	$2,739	$1,779
Revenue % gain	54%	39%	54%	34%
Comparable stores sales % gain[1]	16.3%	9.3%	14.7%	8.3%
Gross profit as % of revenue	21.2%	22.1%	20.6%	22.7%
SG&A as % of revenue[2]	18.4%	22.1%	19.2%	22.5%
Operating income[2]	$43	$—	$39	$3
Operating income as % of revenue[2]	2.9%	0.0%	1.4%	0.2%

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

The following table reconciles International stores open at the beginning and end of the second quarter of fiscal 2008:

	Total Stores at Beginning of Second Quarter Fiscal 2008	Stores Opened	Stores Closed	Total Stores at End of Second Quarter Fiscal 2008
Future Shop	122	4	—	126
Canada Best Buy	47	1	—	48
Five Star	137	7	(2)	142
China Best Buy	1	—	—	1
Total	307	12	(2)	317

Note: No store in the International segment was relocated during the second quarter of fiscal 2008.

The following table reconciles International stores open at the beginning and end of the second quarter of fiscal 2007:

	Total Stores at Beginning of Second Quarter Fiscal 2007	Stores Acquired	Stores Closed	Total Stores at End of Second Quarter Fiscal 2007
Future Shop	119	—	—	119
Canada Best Buy	44	—	—	44
Canada Geek Squad	6	—	(6)	—
Five Star	—	131	—	131
Total	169	131	(6)	294

Note: 131 Five Star stores were acquired on June 8, 2006. No store in the International segment was relocated during the second quarter of fiscal 2007.

Our International segment’s operating income in the second quarter of fiscal 2008 was $43 million, or 2.9% of revenue, compared with breakeven results in the same period one year ago. In the first six months of fiscal 2008, our International segment’s operating income increased to $39 million, or 1.4% of revenue, compared with $3 million, or 0.2% of revenue, in the same period one year ago. The International segment’s increase in operating income in the fiscal second quarter and the first six months of fiscal 2008 resulted primarily from strong performance by our Canada operations. Our China operations modestly increased operating income in both the fiscal second quarter and the first six months of fiscal 2008. These results were partially offset by increased SG&A costs in both the fiscal second quarter and the first six months of fiscal 2008 associated with the expansion of our International operations.

Our International segment’s revenue in the second quarter of fiscal 2008 increased 54% to $1.5 billion, compared with $1.0 billion in the same period one year ago. In the first six months of fiscal 2008, our International segment’s revenue increased 54% to $2.7 billion, compared with $1.8 billion in the same period one year ago. Excluding the favorable effect of fluctuations in foreign currency exchange rates, our International segment’s revenue increased approximately 48% and 50% in the fiscal second quarter and the first six months of fiscal 2008, respectively, compared with the same periods one year ago. In the fiscal second quarter, excluding the effect of fluctuations in foreign currency exchange rates, the full-quarter impact of revenue generated from the acquisition of Five Star accounted for more than one-half of the revenue increase; the 16.3% comparable store sales gain accounted for more than three-tenths of the revenue increase; and the addition of new stores in Canada and China, including our first Best Buy store in China, accounted for the remainder. In the first six months of fiscal 2008, excluding the favorable effect of fluctuations in foreign currency exchange rates, the full-quarter impact of revenue generated from the acquisition of Five Star accounted for more than three-fifths of the revenue increase; the 14.7% comparable store sales gain accounted for approximately three-tenths of the revenue increase; and the addition of new stores accounted for the remainder.

The following table presents revenue mix percentages and comparable store sales percentage changes for the International segment by revenue category in the second quarter of fiscal 2008:

	Revenue Mix Summary		Comparable Store Sales Summary[1]
	Three Months Ended		Three Months Ended
	September 1, 2007	August 26, 2006	September 1, 2007	August 26, 2006
Consumer electronics	35%	40%	10.3%	14.7%
Home-office	32%	34%	21.1%	5.7%
Entertainment software	10%	10%	30.9%	1.5%
Appliances	18%	10%	(3.8)%	5.6%
Services[2]	5%	6%	19.4%	17.7%
Other[3]	<1%	<1%	n/a	n/a
Total	100%	100%	16.3%	9.3%

1   Comprised of revenue at stores and Web sites operating for at least 14 full months, as well as remodeled and expanded locations. Relocated stores are excluded from the comparable store sales calculation until at least 14 full months after reopening. Acquired stores are included in the comparable store sales calculation beginning with the first full-quarter following the first anniversary of the date of the acquisition. The calculation of the comparable store sales percentage change excludes the effect of fluctuations in foreign currency exchange rates. The method of calculating comparable store sales varies across the retail industry. As a result, our method of calculating comparable store sales may not be the same as other retailers’ methods.

2   Services consists primarily of commissions from the sale of extended service contracts; revenue from computer-related services; product repair revenue; and delivery and installation revenue derived from home theater, mobile audio and appliances.

3   Other includes gift card breakage, which is excluded from our calculation of comparable store sales. Other also includes revenue associated with Canada’s private label credit card program and revenue from the sale of products that are not related to our core offerings. For these reasons, we do not provide a comparable store sales metric for this revenue category.

Our International segment’s gross profit rate in the second quarter of fiscal 2008 decreased by 0.9% of revenue to 21.2% of revenue. In the first six months of fiscal 2008, our International segment’s gross profit rate was 20.6% of revenue, down from 22.7% of revenue in the same period one year ago. The full-quarter impact of our Five Star acquisition, which carries a significantly lower gross profit rate than our Canada operations, reduced our International segment’s gross profit rates by approximately 1.6% of revenue and 2.5% of revenue in the fiscal second quarter and the first six months of fiscal 2008, respectively. In addition, increases in the sale of notebook computers and gaming also reduced the segment’s gross profit rates in both the fiscal second quarter and the first six months of fiscal 2008. The decreases were partially offset by improvements in our Canada operations’ gross profit rates in both the fiscal second quarter and the first six months of fiscal 2008.

Our International segment’s SG&A expense rate in the second quarter of fiscal 2008 decreased by 3.7% of revenue to 18.4% of revenue. In the first six months of fiscal 2008, our International segment’s SG&A expense rate was 19.2% of revenue, compared with 22.5% of revenue in the same period one year ago. The full-quarter impact of the Five Star acquisition reduced our International segment’s SG&A expense rates by approximately 2.0% of revenue and 2.3% of revenue in the fiscal second quarter and first six months of fiscal 2008, respectively. The leveraging effect of strong revenue growth and continued focus on SG&A expense optimization in our Canada operations also contributed to the decreases in our SG&A expense rates in both the fiscal second quarter and the first six months of fiscal 2008. The decreases were partially offset in both the fiscal second quarter and the first six months of fiscal 2008 by increased costs associated with investments in China infrastructure, the development of the International support team, and preparations for launching stores in Mexico and Turkey.

Liquidity and Capital Resources

Summary

The following table summarizes our cash and cash equivalents and short-term investments balances at September 1, 2007; March 3, 2007; and August 26, 2006 ($ in millions):

	September 1, 2007	March 3, 2007	August 26, 2006
Cash and cash equivalents	$1,390	$1,205	$1,104
Short-term investments	121	2,588	1,534
Total cash and cash equivalents and short-term investments	$1,511	$3,793	$2,638

Note: See condensed consolidated balance sheets included in Item 1, Condensed Consolidated Financial Statements, of this Quarterly Report on Form 10-Q for additional information.

We ended the second quarter of fiscal 2008 with $1,511 million of cash and cash equivalents and short-term investments, compared with $3,793 million at the end of fiscal 2007 and $2,638 million at the end of the second quarter of fiscal 2007. At September 1, 2007, we had short-term investments, comprised primarily of auction-rate securities, variable-rate demand notes, and asset-backed securities, totaling $121 million. See Note 3, Investments, of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, for a summary of our short-term investments at September 1, 2007; March 3, 2007; and August 26, 2006. The decrease in the balance of our cash and cash equivalents and short-term investments compared with the end of the second quarter of fiscal 2007 was due primarily to the liquidation of a substantial portion of our investments portfolio to repay our bridge loan facility and to fund our ASR program. See Note 4, Credit Facilities, and Note 7, Common Stock Repurchases, of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further information on the bridge loan facility and the ASR program, respectively.

Our current ratio, calculated as current assets divided by current liabilities, was 1.0 at the end of the second quarter of fiscal 2008, compared with 1.4 at the end of fiscal 2007 and 1.2 at the end of the second quarter of fiscal 2007. The decrease in our current ratio compared with the end of the second quarter of fiscal 2007 was due primarily to a decrease in our short-term investments and an increase in accounts payable and short-term debt. The decrease in our short-term investments was due primarily to the liquidation of a substantial portion of our investments portfolio to repay our bridge loan facility and to fund our ASR program. The increase in our short-term debt was due to increased borrowings that also were used to fund our ASR program. The increase in accounts payable was primarily driven by increased inventory purchases as a result of the opening of new stores in the past 12 months and changes in inventory mix. The increases in these liabilities were partially offset by declines in accrued income taxes and the current portion of long-term debt.

Our debt-to-capitalization ratio, which represents the ratio of total debt, including the current portion, to total capitalization (total debt plus total shareholders’ equity), increased to 37% at the end of the second quarter of fiscal 2008, compared with 10% at the end of fiscal 2007 and 11% at the end of the second quarter of fiscal 2007. The increase was driven primarily by increased borrowings in connection with our ASR program. We view our debt-to-capitalization ratio as an important indicator of our creditworthiness.

Our adjusted debt-to-capitalization ratio, which includes capitalized operating lease obligations in its calculation, was 69% at the end of the second quarter of fiscal 2008, compared with 49% at the end of fiscal 2007 and 51% at the end of the second quarter of fiscal 2007. The increase was driven primarily by increased borrowings in connection with our ASR program.

Our adjusted debt-to-capitalization ratio is considered a non-GAAP financial measure and is not in accordance with, or preferable to, the ratio determined pursuant to accounting principles generally accepted in the U.S. (“GAAP”). However, we have included this information as we believe that our adjusted debt-to-capitalization ratio contributes to an understanding of our operations and provides meaningful additional information about our ability to service our long-term debt and other fixed obligations and to fund our future growth. In addition, we believe our adjusted debt-to-capitalization ratio is relevant because it enables investors to compare our indebtedness to that of retailers who own, rather than lease, their stores. Our decision to own or lease real estate is based on an assessment of our financial liquidity, our capital structure, our desire to own or to lease the location, the owner’s desire to own or to lease the location and the alternative that results in the highest return to our shareholders.

The most directly comparable GAAP financial measure to our adjusted debt-to-capitalization ratio is our debt-to-capitalization ratio. Our debt-to-capitalization ratio excludes capitalized operating lease obligations in both the numerator and the denominator. The following table presents a reconciliation of the numerators and the denominators used in the calculation of our adjusted debt-to-capitalization ratios at the end of the second quarter of fiscal 2008, the end of fiscal 2007, and the end of the second quarter of fiscal 2007 ($ in millions):

	September 1, 2007	March 3, 2007	August 26, 2006
Debt (including current portion)	$1,977	$650	$680
Capitalized operating lease obligations (8 times rental expense) [1]	5,566	5,401	5,040
Adjusted debt (including capitalized operating lease obligations)	$7,543	$6,051	$5,720

Debt (including current portion)	$1,977	$650	$680
Capitalized operating lease obligations (8 times rental expense) [1]	5,566	5,401	5,040
Total shareholders’ equity	3,381	6,201	5,434
Adjusted capitalization	$10,924	$12,252	$11,154

Debt-to-capitalization ratio	37%	10%	11%
Adjusted debt-to-capitalization ratio (including capitalized operating lease obligations)	69%	49%	51%

1   The multiple of eight times rental expense used to calculate our capitalized operating lease obligations total is the multiple used for the retail sector by one of the nationally recognized credit rating agencies that rate our creditworthiness.

Our liquidity is affected by restricted cash and investment balances that are pledged as collateral or restricted to use for vendor payables, general liability insurance, workers’ compensation insurance, and warranty programs. Restricted cash and investments in debt securities, which are included in other current assets, totaled $385 million, $382 million and $398 million at September 1, 2007; March 3, 2007; and August 26, 2006, respectively.

Cash Flows

The following table summarizes our cash flows in the first six months of the current and prior fiscal years ($ in millions):

	Six Months Ended
	September 1, 2007	August 26, 2006
Total cash provided by (used in):
Operating activities	$131	$(40)
Investing activities	2,143	701
Financing activities	(2,160)	(324)
Effect of exchange rate changes on cash	71	19
Increase in cash and cash equivalents	$185	$356

Note: See consolidated statements of cash flows included in Item 1, Condensed Consolidated Financial Statements, of this Quarterly Report on Form 10-Q for additional information.

Cash provided by operating activities in the first six months of fiscal 2008 was $131 million, compared with cash used in operating activities of $40 million in the first six months of fiscal 2007. The change was due primarily to a decrease in cash used in connection with changes in operating assets and liabilities. The changes in operating assets and liabilities were due primarily to changes in accrued income taxes and accounts payable. The decrease in cash used attributed to the change in accounts payable and other liabilities was due primarily to the timing of vendor payments. The decrease in cash used for changes in accrued income taxes was due primarily to the timing of estimated tax payments.

Cash provided by investing activities in the first six months of fiscal 2008 was $2,143 million, compared with $701 million in the first six months of fiscal 2007. The change compared with the prior year was due primarily to an increase in the net sales of investments and a decrease in cash used in acquisition activities. We liquidated a substantial portion of our investments portfolio in the second quarter of fiscal 2008 in order to repay our bridge loan facility, against which we had borrowed to fund our ASR program. We acquired Speakeasy in the first quarter of fiscal 2008. We acquired Pacific Sales and Five Star in the first and second quarters of fiscal 2007, respectively.

The net increase in cash provided by investing activities was partially offset by $183 million of cash used in the fiscal second quarter to purchase a minority interest in The Carphone Warehouse Group PLC (“CPW”). We made this strategic investment to strengthen our business relationship with CPW, with whom we have agreements to expand Best Buy Mobile in the U.S., and to launch Geek Squad home computing support services in the United Kingdom. Moderately higher capital expenditures during the first six months of fiscal 2008 compared with the same period one year ago also partially offset the increase in cash provided by investing activities.

Cash used in financing activities was $2,160 million in the first six months of fiscal 2008, compared with $324 million in the first six months of fiscal 2007. The increase in cash used in financing activities was primarily the result of an increase in repurchases of common stock. During the first six months of fiscal 2008, we repurchased $3,461 million of our common stock, compared with $462 million during the first six months of fiscal 2007. This increase was offset by the issuance of debt (net of repayments) during the first six months of fiscal 2008 of $1,323 million. Cash flows from the issuance of debt (net of repayments) during the first six months of fiscal 2007 were not significant.

Share Repurchases and Dividends

On June 26, 2007, our Board of Directors (the “Board”) authorized a new $5.5 billion share repurchase program. The new program has no stated expiration date. The new program terminated and replaced our prior $1.5 billion share repurchase program announced in June 2006.

Also on June 26, 2007, under the new share repurchase program, we entered into an ASR program consisting of two agreements to purchase shares of our common stock from Goldman, Sachs & Co. (“Goldman”) for an aggregate purchase price of $3.0 billion. The ASR program will conclude in February 2008, although in certain circumstances the termination date may be accelerated at Goldman’s option. We do not expect to make significant additional share repurchases prior to the conclusion of the ASR program. For additional information regarding these transactions, see Note 7, Common Stock Repurchases, of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

In the three months ended September 1, 2007, we purchased and retired 1.1 million shares of our common stock at a cost of $49 million under our June 2006 share repurchase program. We also purchased and retired 55.7 million shares of our common stock through the ASR program under our June 2007 share repurchase program. The final cost of these shares will be determined at the conclusion of the ASR program. In the three months ended August 26, 2006, we purchased and retired 4.6 million shares of our common stock at a cost of $224 million under our June 2006 and April 2005 share repurchase programs. In the six months ended September 1, 2007, we purchased and retired 9.8 million shares of our common stock at a cost of $461 million under our June 2006 share repurchase program. In the six months ended August 26, 2006, we purchased and retired 9.0 million shares of our common stock at a cost of $462 million under our June 2006 and April 2005 share repurchase programs. Retired shares constitute authorized but unissued shares.

In the second quarter of fiscal 2008, we paid our regular quarterly cash dividend of $0.10 per common share, or $45 million in the aggregate. In the same period one year ago, we paid our then regular quarterly cash dividend of $0.08 per common share, or $40 million in the aggregate. As announced on June 27, 2007, our Board increased our regular quarterly cash dividend by 30% as compared with our existing dividend of $0.10 per common share, to $0.13 per common share. The change is effective with the quarterly dividend which, as announced on September 19, 2007, our Board has authorized, and is payable on October 30, 2007, to shareholders of record as of October 9, 2007.

Sources of Liquidity

Funds generated by operating activities, available cash and cash equivalents, and our credit facilities continue to be our most significant sources of liquidity. We believe funds generated from the expected results of operations and available cash and cash equivalents will be sufficient to finance anticipated expansion plans and strategic initiatives for the remainder of fiscal 2008. In addition, our credit facilities are available for additional working capital needs or investment opportunities. There can be no assurance, however, that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under our credit facilities.

We have inventory financing programs totaling $238 million through which certain vendors receive payments from a designated finance company for amounts we owe to them. We have $105 million in both secured and unsecured revolving demand facilities related to our International segment operations, of which $100 million is available from February through July, and $105 million is available from August through January of each year.

On June 26, 2007, we entered into a $3.0 billion bridge loan facility (the “Bridge Facility”). The Bridge Facility was used along with our existing cash and investments to fund our ASR program. The Bridge Facility was terminated effective September 19, 2007.

On September 19, 2007, we entered into a $2.5 billion five-year unsecured revolving credit facility (the “Credit Agreement”) with a syndication of banks. The Credit Agreement permits borrowings up to $2.5 billion, and may be increased up to $3.0 billion at our option and upon the consent of the administrative agent under the Credit Agreement and any bank providing an incremental credit commitment. The Credit Agreement has a $300 million letter of credit sub-limit and a $200 million foreign currency sub-limit. The Credit Agreement terminates in September 2012. For additional information regarding these transactions, see Note 4, Credit Facilities, and Note 11, Subsequent Event, of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Our credit ratings and outlooks at October 10, 2007, are summarized below and are consistent with the ratings and outlooks reported in our Annual Report on Form 10-K for the fiscal year ended March 3, 2007:

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

Debt and Capital

The increase in the amount of debt outstanding at September 1, 2007, compared with the end of fiscal 2007, was due to debt assumed to fund our ASR program.

Our Bridge Facility had $1,298 million outstanding at September 1, 2007. On September 19, 2007, we borrowed $1,350 million under our Credit Agreement and used $1,150 million to repay the outstanding balance under the Bridge Facility. At October 10, 2007, $1,050 million was outstanding under the Credit Agreement.

See our Annual Report on Form 10-K for the fiscal year ended March 3, 2007, for additional information regarding our debt and capital.

Off-Balance-Sheet Arrangements and Contractual Obligations

Our liquidity is not dependent on the use of off-balance sheet financing arrangements other than in connection with our operating leases.

Other than the Bridge Facility that was terminated on September 19, 2007, and the Credit Agreement, there has been no material change in our contractual obligations other than in the ordinary course of business since the end of fiscal 2007. See our Annual Report on Form 10-K for the fiscal year ended March 3, 2007, for additional information regarding our off-balance-sheet arrangements and contractual obligations.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurement. SFAS No. 157 is effective for fiscal years beginning after December 15, 2007. We plan to adopt SFAS No. 157 beginning in the first quarter of fiscal 2009. We are evaluating the impact, if any, the adoption of SFAS No. 157 will have on our operating income or net earnings.

Outlook

In our September 18, 2007, announcement of our results of operations for the second quarter of fiscal 2008, we raised the lower end of our annual guidance and projected earnings for fiscal 2008 in the new range of $3.00 to $3.15 per diluted share, compared with earnings of $2.79 per diluted share for fiscal 2007. Prior fiscal 2008 earnings guidance was $2.95 to $3.15 per diluted share. In the announcement, we also expressed our expectation that the annual earnings per diluted share would be in the top half of our revised guidance range. We revised our guidance based on our results through the end of the second quarter and our expected sales trends and revenue mix in the second half of the year. Our revised guidance assumes that continuing SG&A expense rate improvement in the second half of the year will more than offset our gross profit rate decline. We continue to expect a nominal improvement in our operating income rate for the fiscal year. Our guidance assumes an expected comparable store sales gain near the midpoint of our 3% to 5% range for the fiscal year. While we are pleased with our progress and improved financial performance in the fiscal second quarter, our optimism is balanced by the fact that approximately 70% of our annual earnings occur in the second half of the fiscal year.

As announced on June 27, 2007, we entered into agreements constituting an ASR program to repurchase $3.0 billion of common stock no later than February 2008. We expect the effect of the lower share count to be offset, in part, by lower net interest income related to lower cash and investment balances as well as increased interest expense associated with interim borrowing. Additionally, we expect our effective tax rate to increase to approximately 37% in fiscal 2008 as a result of the lower income from tax-advantaged short-term investments. Our revised earnings guidance includes the impact of the expected share repurchases under our new $5.5 billion share repurchase program, including the ASR program.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In addition to the risks inherent in our operations, we are exposed to certain market risks, including changes in interest rates and changes in foreign currency exchange rates.

Interest Rate Risk

Short-term and long-term debt

At September 1, 2007, our short-term and long-term debt was comprised primarily of credit facilities and convertible debentures. We do not currently manage interest rate risk on our debt through the use of derivative instruments.

Our credit facilities are currently not subject to material interest rate risk. The credit facilities’ interest rates may be reset due to fluctuations in a market-based index, such as the federal funds rate, LIBOR, or the base rate or prime rate of our lenders. A hypothetical 100 basis point change in the interest rates of our credit facilities would change our annual consolidated pre-tax income by $14 million.

Our convertible debentures are currently not subject to material interest rate risk. The interest rate on our debentures may be reset but not more than 100 basis points higher than the current rates. If the interest rate on the debentures at September 1, 2007, were to be reset 100 basis points higher, our annual consolidated pre-tax income would decrease by $4 million.

Short-term investments

At September 1, 2007, our short-term investments were comprised primarily of debt securities and are currently not subject to material interest rate risk. A hypothetical 100 basis point change in the interest rate would change our annual consolidated pre-tax income by $1 million. We do not currently manage interest rate risk on our short-term investments through the use of derivative instruments.

Foreign Currency Risk

Our International segment’s operations are currently not subject to material foreign currency risk due to changes in foreign currency exchange rates. We do not currently manage foreign currency risk through the use of derivative instruments. A hypothetical 10 percent change in the foreign currency exchange rates of the Canadian dollar or Chinese renminbi would not have a material impact on our consolidated results.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), at September 1, 2007. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at September 1, 2007, our disclosure controls and procedures were effective.

There was no change in internal control over financial reporting during the fiscal quarter ended September 1, 2007, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)  Stock Repurchases

The following table presents the total number of shares purchased during the second quarter of fiscal 2008, the average price paid per share, the number of shares that were purchased as part of a publicly announced repurchase program, and the approximate dollar value of shares that still could have been purchased for the fiscal quarter ended September 1, 2007:

Fiscal Period	Total Number of Shares Purchased[1,2]	Average Price Paid per Share[1,3]	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1,2]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs[4]
June 3, 2007, through July 7, 2007	29,358,992	$46.64	29,358,992	$2,500,000,000
July 8, 2007, through August 4, 2007	27,405,717	—	27,405,717	2,500,000,000
August 5, 2007, through September 1, 2007	—	—	—	2,500,000,000
Total fiscal 2008 second quarter	56,764,709	46.64	56,764,709	2,500,000,000

1   In the fiscal period ended July 7, 2007 we repurchased 1,069,876 shares with an average share price of $46.64 pursuant to a $1.5 billion share repurchase program announced on June 21, 2006. This program, which had no expiration date governing the period over which we could make share repurchases in the open market, was terminated and replaced on June 26, 2007, by a new $5.5 billion share repurchase program announced on June 27, 2007, that also has no stated expiration date.

2   On June 26, 2007, in accordance with our new $5.5 billion share repurchase program, we entered into two agreements with a third-party investment bank to repurchase $3.0 billion of common shares though an ASR program. Under the ASR program, we paid $3.0 billion and received 55.7 million shares in the second quarter of fiscal 2008, representing the minimum number of shares expected to be received under the ASR program. The actual number of shares we may receive under the terms of the ASR program will not be known until the ASR program’s conclusion, which is expected to occur in the fourth quarter of fiscal 2008. Shares purchased pursuant to the ASR program are presented under “Total Number of Shares Purchased” and “Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs” in the periods in which they were received. For additional information regarding our common stock repurchases, see Note 7, Common Stock Repurchases, of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

3   “Average Price Paid per Share” reflects open market share repurchases only. The average purchase price of shares purchased pursuant to the ASR program will not be determinable until the conclusion of the ASR program.

4   “Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs” reflects our $5.5 billion share repurchase program less the $3.0 billion ASR program.

ITEM 4. SUBMISSION OF MATTERS OF A VOTE OF SECURITY HOLDERS

Our Regular Meeting of the Shareholders was held on June 27, 2007.

a.             The individuals named below were elected as Class 2 directors, each to serve for a term expiring with the election of directors at our 2009 Regular Meeting of Shareholders. Shares voted were as follows:

Ronald James
Shares For	437,262,160
Shares Withheld	7,366,260

Elliot S. Kaplan
Shares For	425,484,343
Shares Withheld	19,144,077

Matthew H. Paull
Shares For	437,725,051
Shares Withheld	6,903,369

James E. Press
Shares For	438,779,252
Shares Withheld	5,849,168

Richard M. Schulze
Shares For	438,301,156
Shares Withheld	7,327,264

Mary A. Tolan
Shares For	438,964,915
Shares Withheld	5,663,505

Hatim A. Tyabji
Shares For	437,847,312
Shares Withheld	6,781,108

b.             The appointment of the Class 1 director named below was ratified. The terms of the Class 1 directors expire with the election of directors at our 2008 Regular Meeting of Shareholders. Shares voted were as follows:

Rogelio M. Rebolledo
Shares For	438,767,503
Shares Withheld	5,860,917

c.             The appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year beginning March 4, 2007, was ratified. There were 441,889,952 votes for, and 693,091 votes against, ratification. There were 2,045,377 abstentions.

d.             A proposal to amend our 2004 Omnibus Stock and Incentive Plan to increase the number of shares subject to the plan to 38 million was approved. There were 373,398,336 votes for, and 18,375,649 votes against, approval. There were 2,369,166 abstentions and 50,485,319 broker non-votes.

ITEM 6. EXHIBITS

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

BEST BUY CO., INC.
(Registrant)

Date: October 11, 2007	By:	/s/ BRADBURY H. ANDERSON
Bradbury H. Anderson
Vice Chairman and Chief Executive Officer (duly authorized officer)

Date: October 11, 2007	By:	/s/ JAMES L. MUEHLBAUER
James L. Muehlbauer
Senior Vice President — Chief Financial Officer (Interim) (duly authorized and principal financial officer)

Date: October 11, 2007	By:	/s/ SUSAN S. GRAFTON
Susan S. Grafton
Vice President, Controller and Chief Accounting Officer (duly authorized and chief accounting officer)