Form 10-Q
period 2007-12-01
BEST BUY CO INC
filed 2008-01-10
CIK 764478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 1, 2007

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, $.10 Par Value —419,484,000 shares outstanding as of December 1, 2007.

BEST BUY CO., INC.

FORM 10-Q FOR THE QUARTER ENDED DECEMBER 1, 2007

PART I —FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BEST BUY CO., INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

($ in millions, except per share amounts)

(Unaudited)

	December 1, 2007	March 3, 2007	November 25, 2006
CURRENT ASSETS
Cash and cash equivalents	$1,319	$1,205	$1,208
Short-term investments	295	2,588	1,802
Receivables	739	548	1,115
Merchandise inventories	7,451	4,028	6,084
Other current assets	673	712	759
Total current assets	10,477	9,081	10,968

PROPERTY AND EQUIPMENT
Property and equipment	5,498	4,904	5,427
Less accumulated depreciation	2,238	1,966	2,456
Net property and equipment	3,260	2,938	2,971

GOODWILL	1,086	919	991

TRADENAMES	96	81	83

EQUITY AND OTHER INVESTMENTS	230	338	335

OTHER ASSETS	325	213	336

TOTAL ASSETS	$15,474	$13,570	$15,684

NOTE:  The consolidated balance sheet as of March 3, 2007, has been condensed from the audited consolidated financial statements.

See Notes to Condensed Consolidated Financial Statements.

BEST BUY CO., INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

($ in millions, except per share amounts)

(Unaudited)

	December 1, 2007	March 3, 2007	November 25, 2006
CURRENT LIABILITIES
Accounts payable	$7,597	$3,934	$6,332
Unredeemed gift card liabilities	471	496	429
Accrued compensation and related expenses	339	332	301
Accrued liabilities	1,337	990	1,613
Accrued income taxes	146	489	318
Short-term debt	326	41	40
Current portion of long-term debt	20	19	419
Total current liabilities	10,236	6,301	9,452

LONG-TERM LIABILITIES	811	443	405

LONG-TERM DEBT	642	590	191

MINORITY INTERESTS	39	35	34

SHAREHOLDERS’ EQUITY
Preferred stock, $1.00 par value: Authorized — 400,000 shares; Issued and outstanding — none	—	—	—
Common stock, $.10 par value: Authorized — 1.5 billion shares; Issued and outstanding — 419,484,000, 480,655,000 and 481,927,000 shares, respectively	42	48	48
Additional paid-in capital	74	430	481
Prepaid stock repurchase	(200)	—	—
Retained earnings	3,320	5,507	4,793
Accumulated other comprehensive income	510	216	280
Total shareholders’ equity	3,746	6,201	5,602

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$15,474	$13,570	$15,684

NOTE:  The consolidated balance sheet as of March 3, 2007, has been condensed from the audited consolidated financial statements.

See Notes to Condensed Consolidated Financial Statements.

BEST BUY CO., INC.

CONSOLIDATED STATEMENTS OF EARNINGS

($ in millions, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 1, 2007	November 25, 2006	December 1, 2007	November 25, 2006
Revenue	$9,928	$8,473	$26,605	$23,035
Cost of goods sold	7,591	6,478	20,237	17,373
Gross profit	2,337	1,995	6,368	5,662
Selling, general and administrative expenses	1,986	1,799	5,350	4,799
Operating income	351	196	1,018	863
Other income (expense)
Investment income and other	32	31	98	91
Interest expense	(23)	(7)	(53)	(23)

Earnings before income tax expense, minority interest and equity in loss of affiliates	360	220	1,063	931
Income tax expense	129	70	386	317
Minority interest	(1)	—	(4)	—
Equity in loss of affiliates	(2)	—	(3)	—

Net earnings	$228	$150	$670	$614

Earnings per share
Basic	$0.55	$0.31	$1.50	$1.27
Diluted	$0.53	$0.31	$1.47	$1.24

Dividends declared per common share	$0.13	$.10	$0.33	$0.26

Weighted average common shares outstanding (in millions)
Basic	418.7	481.0	447.2	482.5
Diluted	430.8	495.8	459.5	497.4

See Notes to Condensed Consolidated Financial Statements.

BEST BUY CO., INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED DECEMBER 1, 2007

($ and shares in millions)

(Unaudited)

	Common Shares	Common Stock	Additional Paid-In Capital	Prepaid Stock Repurchase	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balances at March 3, 2007	481	$48	$430	$—	$5,507	$216	$6,201

Net earnings, nine months ended December 1, 2007	—	—	—	—	670	—	670
Foreign currency translation adjustments	—	—	—	—	—	282	282
Unrealized gain on available-for-sale securities	—	—	—	—	—	12	12
Total comprehensive income							964

Cumulative effect of adopting a new accounting standard (Note 5)	—	—	—	—	(13)	—	(13)
Stock-based compensation	—	—	84	—	—	—	84
Stock options exercised	2	—	59	—	—	—	59
Issuance of common stock under employee stock purchase plan	1	—	51	—	—	—	51
Tax benefit from stock options exercised and employee stock purchase plan	—	—	9	—	—	—	9
Payment for accelerated share repurchase program	—	—	—	(3,000)	—	—	(3,000)
Repurchase of common stock	(65)	(6)	(559)	2,800	(2,696)	—	(461)
Common stock dividends, $0.33 per share	—	—	—	—	(148)	—	(148)
Balances at December 1, 2007	419	$42	$74	$(200)	$3,320	$510	$3,746

See Notes to Condensed Consolidated Financial Statements.

BEST BUY CO., INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)

(Unaudited)

	Nine Months Ended
	December 1, 2007	November 25, 2006
OPERATING ACTIVITIES
Net earnings	$670	$614
Adjustments to reconcile net earnings to total cash provided by operating activities
Depreciation	419	369
Stock-based compensation	84	87
Deferred income taxes	2	(29)
Excess tax benefits from stock-based compensation	(17)	(46)
Other, net	(2)	37
Changes in operating assets and liabilities, net of acquired assets and liabilities
Receivables	(177)	(641)
Merchandise inventories	(3,295)	(2,597)
Other assets	11	(54)
Accounts payable	3,498	2,595
Other liabilities	176	252
Accrued income taxes	(123)	(324)
Total cash provided by operating activities	1,246	263

INVESTING ACTIVITIES
Additions to property and equipment, net of $89 and $93 non-cash capital expenditures in the nine months ended December 1, 2007 and November 25, 2006, respectively	(584)	(520)
Purchases of investments	(4,762)	(1,910)
Sales of investments	7,327	3,341
Acquisition of businesses, net of cash acquired	(89)	(421)
Change in restricted assets	9	(32)
Other, net	2	8
Total cash provided by investing activities	1,903	466

FINANCING ACTIVITIES
Repurchase of common stock	(3,461)	(484)
Issuance of common stock under employee stock purchase plan and for the exercise of stock options	110	191
Excess tax benefits from stock-based compensation	17	46
Dividends paid	(148)	(125)
Proceeds from issuance of debt	4,288	70
Repayments of debt	(3,986)	(62)
Other, net	41	87
Total cash used in financing activities	(3,139)	(277)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	104	8

INCREASE IN CASH AND CASH EQUIVALENTS	114	460

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,205	748

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,319	$1,208

See Notes to Condensed Consolidated Financial Statements.

BEST BUY CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

($ in millions, except per share amounts)

(Unaudited)

1.                         Basis of Presentation

Unless the context otherwise requires, the use of the terms “Best Buy”, “we,” “us,” and “our” in the following refers to Best Buy Co., Inc. and its consolidated subsidiaries.

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

Reclassifications

To maintain consistency and comparability, we reclassified certain prior-year amounts to conform to the current-year presentation as described in Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended March 3, 2007. In addition, to conform to the current-year presentation, we reclassified:

•                  to the International segment, $3 and $6 of selling, general and administrative (“SG&A”) support costs for the three and nine months ended November 25, 2006, respectively, which were previously reported as part of the Domestic segment in Note 9, Segments;

•                  to short-term debt, $40 of liabilities at November 25, 2006, which was previously reported in current portion of long-term debt on our condensed consolidated balance sheet;

•                  to equity and other investments, $20 and $15 of investments at March 3, 2007 and November 25, 2006, respectively, which were previously reported in other assets on our condensed consolidated balance sheets; and

•                  to other, net, $25 for the nine months ended November 25, 2006, which was previously reported in asset impairment charges on our consolidated statement of cash flows.

These reclassifications had no effect on previously reported consolidated operating income, net earnings, shareholders’ equity or cash flows.

New Accounting Standards

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141(revised 2007), Business Combinations. SFAS No. 141R significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, preacquisition contingencies, transaction costs, in-process research and development and restructuring costs. In

$ in millions, except per share amounts

addition, under SFAS No. 141R, changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008.  We will adopt SFAS No. 141R beginning in the first quarter of fiscal 2010.   This standard will change our accounting treatment for business combinations on a prospective basis.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. SFAS No. 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method significantly changes the accounting for transactions with minority interest holders. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008.  We will adopt SFAS No. 160 beginning in the first quarter of fiscal 2010.  We are evaluating the impact the adoption of SFAS No. 160 will have on our consolidated financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Companies are not allowed to adopt SFAS No. 159 on a retrospective basis unless they choose early adoption. We will adopt SFAS No. 159 beginning in the first quarter of fiscal 2009. We are evaluating the impact the adoption of SFAS No. 159 will have on our consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurement. SFAS No. 157, as originally issued, was effective for fiscal years beginning after November 15, 2007. However, on December 14, 2007, the FASB issued FASB Staff Position FAS157-b, which deferred the effective date of SFAS No. 157 for one year, as it relates to nonfinancial assets and liabilities. We will adopt SFAS No. 157 as it relates to financial assets and liabilities beginning in the first quarter of fiscal 2009. We are evaluating the impact the adoption of SFAS No. 157 will have on our consolidated financial position or results of operations.

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

$ in millions, except per share amounts

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

The final purchase price allocation, net of cash acquired, was as follows:

Restricted cash	$204
Merchandise inventories	109
Property and equipment	78
Other assets	78
Tradename	21
Goodwill	24
Accounts payable	(368)
Other current liabilities	(35)
Debt	(64)
Long-term liabilities	(1)
Minority interests[1]	(33)
Total	$13

1   The minority interests’ proportionate ownership of assets and liabilities were recorded at historical carrying values.

3.                         Investments

Investments were comprised of the following:

	December 1, 2007	March 3, 2007	November 25, 2006
Short-term investments
Debt securities	$295	$2,588	$1,802

Other current assets
Other investments	$—	$—	$23

Equity and other investments
Debt securities	$—	$318	$320
Marketable equity securities	214	4	5
Other investments	16	16	10
Total equity and other investments	$230	$338	$335

Debt Securities

Short-term and long-term investments in debt securities are comprised of auction-rate securities, variable-rate demand notes, asset-backed securities, municipal debt securities, and commercial paper. In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and based on our ability to market and to sell these instruments, we classify auction-rate securities, variable-rate demand notes and other investments in debt securities as available-for-sale and carry them at fair value. Auction-rate securities and variable-rate demand notes are similar to short-term debt instruments because their interest rates are reset periodically. Investments in these securities can be sold for cash on the auction date. We classify auction-rate securities and variable-rate demand notes as short-term or long-term investments based on the reset dates.

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

The following table presents the amortized principal amounts, related weighted-average interest rates (taxable equivalent), maturities and major security types for our investments in debt securities:

	December 1, 2007		March 3, 2007		November 25, 2006
	Amortized Principal Amount	Weighted- Average Interest Rate	Amortized Principal Amount	Weighted- Average Interest Rate	Amortized Principal Amount	Weighted- Average Interest Rate
Short-term investments (less than one year)	$295	6.91%	$2,588	5.68%	$1,802	5.69%
Long-term investments (one to three years)	—	N/A	318	5.68%	320	5.58%
Total	$295		$2,906		$2,122

Auction-rate securities, variable-rate demand notes, and asset-backed securities	$208		$66		$57
Municipal debt securities	—		2,840		2,065
Commercial paper	87		—		—
Total	$295		$2,906		$2,122

The carrying values of our investments in debt securities are at fair value at December 1, 2007; March 3, 2007; and November 25, 2006.  Due to the rapid turnover of our portfolio and the highly liquid nature of these investments, there were no significant unrealized holding gains or losses. Realized gains and losses are included in investment income and other in the consolidated statements of earnings and were not significant for any period presented. The decrease in the balance of investments in debt securities compared with the balances at March 3, 2007, and at November 25, 2006, was due to the liquidation of a substantial portion of our investments portfolio to repay our bridge loan facility and to fund our accelerated share repurchase (“ASR”) program. See Note 4, Credit Facilities, for further information on the bridge loan facility, and Note 7, Common Stock Repurchases, for further information on the ASR program.

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

The carrying values of our investments in marketable equity securities at December 1, 2007; March 3, 2007; and November 25, 2006, were $214, $4 and $5, respectively. The increase in marketable equity securities since March 3, 2007, was primarily due to our investment in The Carphone Warehouse Group PLC (“CPW”), Europe’s leading independent retailer of mobile phones and services. During the second quarter of fiscal 2008, we purchased in the open market 26.1 million shares of CPW common stock for $183, representing nearly 3% of CPW’s outstanding shares.

Net unrealized (loss)/gain, net of tax, included in accumulated other comprehensive income were $11, $(1) and $12 at December 1, 2007; March 3, 2007; and November 25, 2006, respectively.

Other Investments

We also have investments that are accounted for on either the cost method or the equity method that we include in equity and other investments and other current assets in our consolidated balance sheets. The aggregate carrying values of these investments at December 1, 2007; March 3, 2007; and November 25, 2006, were $16, $16 and $33, respectively.  The decrease in other investments included in other current assets from November 25, 2006 to March 3, 2007, was due to the sale of our investment in Golf Galaxy, Inc. (“Golf Galaxy”) in February 2007. At November 25, 2006, the carrying value of our investment in Golf Galaxy was $23.

$ in millions, except per share amounts

4.                         Credit Facilities

On June 26, 2007, we entered into a $3,000 bridge loan facility with Goldman Sachs Credit Partners L.P. (the “Bridge Facility”), concurrently with the execution of agreements to purchase $3,000 of shares of our common stock in the aggregate pursuant to our ASR program.  See Note 7, Common Stock Repurchases, for further information on the ASR program.  We initially borrowed $2,500 under the Bridge Facility and used $500 of our existing cash and investments to fund the ASR program.  Effective July 11, 2007, we reduced the amount we could borrow under the Bridge Facility to $2,500.

Effective July 2, 2007, we terminated our previous $200 revolving credit facility that was scheduled to expire on December 22, 2009.

On September 19, 2007, we entered into a $2,500 five-year unsecured revolving credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. (“JP Morgan”), as administrative agent, and a syndicate of banks (the “Lenders”). The Credit Agreement permits borrowings up to $2,500, which may be increased up to $3,000 at our option and upon the consent of JPMorgan and each of the Lenders providing an incremental credit commitment.  The Credit Agreement includes a $300 letter of credit sub-limit and a $200 foreign currency sub-limit. The Credit Agreement terminates in September 2012.

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

Concurrently with the execution of the Credit Agreement, we borrowed $1,350 under the Credit Agreement and used $1,150 of the proceeds to repay the outstanding balance on the Bridge Facility. Accordingly, the Bridge Facility was terminated effective September 19, 2007. The remaining $200 borrowed under the Credit Agreement was used for general corporate purposes. At December 1, 2007, $275 was outstanding under the Credit Agreement.

5.                         Income Taxes

We adopted the provisions of FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109, effective March 4, 2007. FIN No. 48 provides guidance regarding the recognition, measurement, presentation and disclosure in the financial statements of tax positions taken or expected to be taken on a tax return, including the decision whether to file in a particular jurisdiction. The adoption of FIN No. 48 resulted in the reclassification of $196 of tax liabilities from current to long-term and a $13 increase in our liability for unrecognized tax benefits, which was accounted for as a reduction to the March 4, 2007, retained earnings balance.

At March 4, 2007, our total liability for unrecognized tax benefits, after the adoption of FIN No. 48, was $196, of which $84 represented tax benefits that, if recognized, would favorably impact the effective tax rate. Our liability for unrecognized tax benefits was $240 at December 1, 2007, of which $100 represents tax benefits that, if recognized, would favorably impact the effective tax rate.

We accrue interest and penalties in income tax expense in our consolidated statements of earnings. At March 4, 2007, we had accrued interest and penalties of $30, of which $16, if recognized, would favorably impact the effective tax rate.  Our liability for accrued interest was $42 at December 1, 2007, of which $23 represents tax benefits that, if recognized, would favorably impact the effective tax rate.

$ in millions, except per share amounts

We file a consolidated U.S. federal income tax return, as well as income tax returns in various states and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before fiscal 2003. In April 2007, the Internal Revenue Service completed its examination of our U.S. federal income tax returns for fiscal 2003 and fiscal 2004, and resolution of the issues pertaining to those years is expected in fiscal 2009. However, we do not expect that the resolution of these issues will have a significant effect on our consolidated financial condition or results of operations.

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

The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings per share (shares in millions):

	Three Months Ended		Nine Months Ended
	December 1, 2007	November 25, 2006	December 1, 2007	November 25, 2006
Numerator
Net earnings, basic	$228	$150	$670	$614
Adjustment for assumed dilution
Interest on convertible debentures, net of tax	2	2	5	5
Net earnings, diluted	$230	$152	$675	$619

Denominator
Weighted-average common shares outstanding	418.7	481.0	447.2	482.5
Effect of potentially dilutive securities
Shares from assumed conversion of convertible debentures	8.8	8.8	8.8	8.8
Stock options and other	3.3	6.0	3.5	6.1
Weighted-average common shares outstanding, assuming dilution	430.8	495.8	459.5	497.4

Earnings per share
Basic	$0.55	$0.31	$1.50	$1.27
Diluted	$0.53	$0.31	$1.47	$1.24

The computation of average dilutive shares outstanding excluded stock options to purchase 10.0 million and 4.3 million shares of common stock for the three months ended December 1, 2007, and November 25, 2006, respectively, and 10.0 million and 4.6 million shares of common stock for the nine months ended December 1, 2007, and November 25, 2006, respectively. These amounts were excluded because the options’ exercise prices were greater than the average market price of our common stock for the periods presented and, therefore, their effect would be antidilutive (i.e., including such options would result in higher earnings per share).

7.                         Common Stock Repurchases

On June 26, 2007, our Board of Directors (“Board”) authorized a new $5,500 share repurchase program. The new program has no stated expiration date. The new program terminated and replaced our prior $1,500 share repurchase program authorized by our Board in June 2006. The June 2006 share repurchase program terminated and replaced our

$ in millions, except per share amounts

prior $1,500 share repurchase program authorized by our Board in April 2005.

Open Market Repurchases

The following table presents open market share repurchases (shares in millions):

	Three Months Ended		Nine Months Ended
	December 1, 2007	November 25, 2006	December 1, 2007	November 25, 2006
Total number of shares repurchased	—	0.5	9.8	9.5
Total cost of shares repurchased	$—	$22	$461	$484

In the nine months ended December 1, 2007, we purchased and retired 9.8 million shares at a cost of $461 under our June 2006 share repurchase program. We made no open market purchases during the three months ended December 1, 2007, under our June 2007 share repurchase program.

In the three and nine months ended November 25, 2006, we purchased and retired 0.5 million and 3.3 million shares, respectively, at a cost of $22 and $152, under our June 2006 share repurchase program. We also purchased and retired 6.2 million shares at a cost of $332 under our April 2005 share repurchase program during the period from February 26, 2006, through June 21, 2006. Retired shares constitute authorized but unissued shares.

Accelerated Share Repurchase Program

In accordance with our June 2007 share repurchase program, on June 26, 2007, we entered into an ASR program authorized by our Board. The ASR program consists of two agreements to purchase shares of our common stock from Goldman, Sachs & Co. (“Goldman”) for an aggregate purchase price of $3,000. Goldman borrowed the shares that were delivered to us as described below, and is expected to purchase sufficient shares of our common stock in the open market to return to lenders over the terms of the agreements. The ASR program is scheduled to conclude in February 2008, although in certain circumstances the termination date may be modified. The actual number of shares repurchased will be determined at the completion of the ASR program. We do not expect to make significant additional share repurchases prior to the conclusion of the ASR program. Repurchased shares have been retired and constitute authorized but unissued shares.

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

Pursuant to the terms of the Collared ASR, the hedge period for determining the minimum and maximum numbers of shares to be purchased ended on July 24, 2007. The minimum has been set at 38.7 million shares and the maximum has been set at 44.8 million shares. Goldman delivered 10.4 million additional shares to us on July 27, 2007. Accordingly, we have received a total of 38.7 million shares from Goldman at December 1, 2007, equivalent to the minimum number of shares to be delivered under the terms of the Collared ASR. At the conclusion of the Collared ASR, we may receive additional shares based on the VWAP of our common stock during the agreement term, up to the maximum 44.8 million shares.

Uncollared ASR

Under the second agreement (the “Uncollared ASR”), the number of shares to be repurchased is based generally on the VWAP of our common stock during the term of the Uncollared ASR. On July 2, 2007, we paid $1,000 to Goldman under the terms of the Uncollared ASR in exchange for an initial delivery of 17.0 million shares to us on July 30-31, 2007, subject to a 20%, or $200, holdback. At the conclusion of the Uncollared ASR, we may receive additional shares, or we may be required to pay additional cash or shares (at our option), based on the VWAP of our common stock during the agreement term. At December 1, 2007, the $200 holdback was shown on our condensed consolidated balance sheet as prepaid stock repurchase in shareholders’ equity.

$ in millions, except per share amounts

The following table presents share repurchases under the ASR program (shares in millions):

	Three Months Ended	Nine Months Ended
	December 1, 2007	December 1, 2007
Collared ASR
Shares received	—	38.7
Payments made	$—	$2,000

Uncollared ASR
Shares received	—	17.0
Payments made	$—	$1,000

Total shares received	—	55.7
Total payments made	$—	$3,000

           Note: The ASR program is scheduled to conclude in February 2008, although in certain circumstances the termination date may be modified. The actual number of shares repurchased will be determined at the completion of the ASR program.

8.                         Comprehensive Income

Comprehensive income is computed as net earnings plus other items that are recorded directly to shareholders’ equity. In addition to net earnings, the components of comprehensive income are foreign currency translation adjustments and unrealized gains or losses, net of tax, on available-for-sale marketable equity securities. Foreign currency translation adjustments do not include a provision for income tax expense when earnings from foreign operations are considered to be indefinitely reinvested outside the U.S. Comprehensive income was $346 and $123 in the three months ended December 1, 2007, and November 25, 2006, respectively, and $964 and $633 in the nine months ended December 1, 2007, and November 25, 2006, respectively.

9.                         Segments

We operate two reportable segments: Domestic and International. The Domestic segment is comprised of all U.S. store, call center and online operations. The International segment is comprised of all store, call center and online operations outside the U.S. We have included Speakeasy, which we acquired on May 1, 2007, in the Domestic segment. Our segments are evaluated on an operating income basis, and a stand-alone tax provision is not calculated for each segment. To conform to the current-year presentation, we reclassified to the International segment $3 and $6 of SG&A support costs for the three and nine months ended November 25, 2006, respectively, which were reported as part of the Domestic segment in fiscal 2007. The other accounting policies of the segments are the same as those described in Note 1, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended March 3, 2007.

Revenue by reportable segment was as follows:

	Three Months Ended		Nine Months Ended
	December 1, 2007	November 25, 2006	December 1, 2007	November 25, 2006
Domestic	$8,206	$7,164	$22,144	$19,947
International	1,722	1,309	4,461	3,088
Total revenue	$9,928	$8,473	$26,605	$23,035

$ in millions, except per share amounts

Operating income by reportable segment and the reconciliation to earnings before income tax expense, minority interest and equity in loss of affiliates were as follows:

	Three Months Ended		Nine Months Ended
	December 1, 2007	November 25, 2006	December 1, 2007	November 25, 2006
Domestic	$329	$189	$957	$853
International	22	7	61	10
Total operating income	351	196	1,018	863
Other income (expense)
Investment income and other	32	31	98	91
Interest expense	(23)	(7)	(53)	(23)
Earnings before income tax expense, minority interest and equity in loss of affiliates	$360	$220	$1,063	$931

Assets by reportable segment were as follows:

	December 1, 2007	March 3, 2007	November 25, 2006
Domestic	$11,237	$10,614	$12,302
International	4,237	2,956	3,382
Total assets	$15,474	$13,570	$15,684

Goodwill by reportable segment was as follows:

	December 1, 2007	March 3, 2007	November 25, 2006
Domestic	$452	$375	$383
International	634	544	608
Total goodwill	$1,086	$919	$991

The changes in the Domestic goodwill balance since March 3, 2007, and November 25, 2006, were due primarily to the acquisition of Speakeasy. The increase in the International goodwill balance since November 25, 2006, was due primarily to fluctuations in foreign currency exchange rates, partially offset by the finalization of Five Star’s purchase price allocation. The increase in the International goodwill balance since March 3, 2007 was due primarily to fluctuations in foreign currency exchange rates.

Tradenames by reportable segment were as follows:

	December 1, 2007	March 3, 2007	November 25, 2006
Domestic	$23	$17	$17
International	73	64	66
Total tradenames	$96	$81	$83

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

$ in millions, except per share amounts

11.                Condensed Consolidating Financial Information

Our convertible debentures, which mature in 2022, are guaranteed by our wholly-owned indirect subsidiary Best Buy Stores, L.P. Investments in subsidiaries of Best Buy Stores, L.P. which have not guaranteed the convertible debentures, are accounted for under the equity method. We reclassified certain prior-year amounts as described in Note 1, Basis of Presentation, in this Quarterly Report on Form 10-Q. The aggregate principal balance and carrying amount of our convertible debentures was $402 at December 1, 2007.

The debentures may be converted into shares of our common stock if certain criteria are met. These criteria are described in Note 5, Debt, of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended March 3, 2007. During a portion of the nine months ended November 25, 2006, our closing stock price exceeded the specified stock price for more than 20 trading days in a 30-trading-day period. Therefore, debenture holders had the option to convert their debentures into shares of our common stock. However, no debenture was so converted. Due to changes in the price of our common stock, the debentures were no longer convertible at November 25, 2006.

We file a consolidated U.S. federal income tax return. Income taxes are allocated in accordance with our tax allocation agreement. U.S. affiliates receive no tax benefit for taxable losses, but are allocated taxes at the required effective income tax rate if they have taxable income.

The following tables present condensed consolidating balance sheets at December 1, 2007; March 3, 2007; and November 25, 2006; condensed consolidating statements of earnings for the three and nine months ended December 1, 2007, and November 25, 2006; and condensed consolidating statements of cash flows for the nine months ended December 1, 2007, and November 25, 2006:

$ in millions, except per share amounts

Condensed Consolidating Balance Sheets

At December 1, 2007

(Unaudited)

	Best Buy Co., Inc.	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$282	$76	$961	$—	$1,319
Short-term investments	201	—	94	—	295
Receivables	2	483	254	—	739
Merchandise inventories	—	5,960	1,882	(391)	7,451
Other current assets	3	136	545	(11)	673
Intercompany receivable	—	—	8,026	(8,026)	—
Intercompany note receivable	500	—	—	(500)	—
Total current assets	988	6,655	11,762	(8,928)	10,477

Net Property and Equipment	234	2,050	976	—	3,260

Goodwill	—	6	1,080	—	1,086

Tradenames	—	—	96	—	96

Equity and Other Investments	19	3	212	(4)	230

Other Assets	35	59	231	—	325

Investments in Subsidiaries	7,346	265	1,346	(8,957)	—

Total Assets	$8,622	$9,038	$15,703	$(17,889)	$15,474

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$—	$—	$7,597	$—	$7,597
Unredeemed gift card liabilities	—	418	53	—	471
Accrued compensation and related expenses	—	219	120	—	339
Accrued liabilities	130	653	562	(8)	1,337
Accrued income taxes	146	—	—	—	146
Short-term debt	275	—	51	—	326
Current portion of long-term debt	2	13	5	—	20
Intercompany payable	3,206	4,820	—	(8,026)	—
Intercompany note payable	—	500	—	(500)	—
Total current liabilities	3,759	6,623	8,388	(8,534)	10,236

Long-Term Liabilities	115	895	150	(349)	811

Long-Term Debt	406	174	62	—	642

Minority Interests	—	—	39	—	39

Shareholders’ Equity	4,342	1,346	7,064	(9,006)	3,746

Total Liabilities and Shareholders’ Equity	$8,622	$9,038	$15,703	$(17,889)	$15,474

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

$ in millions, except per share amounts

Condensed Consolidating Balance Sheets

At November 25, 2006

(Unaudited)

	Best Buy Co., Inc.	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$229	$190	$789	$—	$1,208
Short-term investments	1,796	—	6	—	1,802
Receivables	26	940	149	—	1,115
Merchandise inventories	—	4,879	1,439	(234)	6,084
Other current assets	35	121	644	(41)	759
Intercompany receivable	—	—	5,912	(5,912)	—
Intercompany note receivable	500	—	—	(500)	—
Total current assets	2,586	6,130	8,939	(6,687)	10,968

Net Property and Equipment	240	1,939	795	(3)	2,971

Goodwill	—	6	985	—	991

Tradenames	—	—	83	—	83

Equity and Other Investments	325	4	6	—	335

Other Assets	80	255	145	(144)	336

Investments in Subsidiaries	5,383	166	1,389	(6,938)	—

Total Assets	$8,614	$8,500	$12,342	$(13,772)	$15,684

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$—	$—	$6,332	$—	$6,332
Unredeemed gift card liabilities	—	390	39	—	429
Accrued compensation and related expenses	—	177	124	—	301
Accrued liabilities	305	653	693	(38)	1,613
Accrued income taxes	312	6	—	—	318
Short-term debt	—	—	40	—	40
Current portion of long-term debt	404	11	4	—	419
Intercompany payable	1,469	4,443	—	(5,912)	—
Intercompany note payable	—	500	—	(500)	—
Total current liabilities	2,490	6,180	7,232	(6,450)	9,452

Long-Term Liabilities	234	800	24	(653)	405

Long-Term Debt	5	131	55	—	191

Minority Interests	—	—	34	—	34

Shareholders’ Equity	5,885	1,389	4,997	(6,669)	5,602

Total Liabilities and Shareholders’ Equity	$8,614	$8,500	$12,342	$(13,772)	$15,684

$ in millions, except per share amounts

Condensed Consolidating Statements of Earnings

For the Three Months Ended December 1, 2007

(Unaudited)

	Best Buy Co., Inc.	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$4	$7,629	$12,148	$(9,853)	$9,928

Cost of goods sold	—	6,247	11,038	(9,694)	7,591

Gross profit	4	1,382	1,110	(159)	2,337

Selling, general and administrative expenses	35	1,328	613	10	1,986

Operating (loss) income	(31)	54	497	(169)	351

Other income (expense)
Investment income and other	26	(1)	22	(15)	32
Interest expense	(17)	(11)	(9)	14	(23)

(Loss) earnings before equity in earnings (loss) of subsidiaries	(22)	42	510	(170)	360

Equity in earnings (loss) of subsidiaries	375	(3)	29	(401)	—

Earnings before income tax expense, minority interest and equity in loss of affiliates	353	39	539	(571)	360

Income tax (benefit) expense	(45)	13	161	—	129

Minority interest	—	—	(1)	—	(1)

Equity in loss of affiliates	—	—	(2)	—	(2)

Net earnings	$398	$26	$375	$(571)	$228

$ in millions, except per share amounts

Condensed Consolidating Statements of Earnings

For the Nine Months Ended December 1, 2007

(Unaudited)

	Best Buy Co., Inc.	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$12	$20,671	$28,178	$(22,256)	$26,605

Cost of goods sold	—	16,900	25,458	(22,121)	20,237

Gross profit	12	3,771	2,720	(135)	6,368

Selling, general and administrative expenses	108	3,593	1,630	19	5,350

Operating (loss) income	(96)	178	1,090	(154)	1,018

Other income (expense)
Investment income and other	87	(1)	50	(38)	98
Interest expense	(38)	(31)	(22)	38	(53)

(Loss) earnings before equity in earnings (loss) of subsidiaries	(47)	146	1,118	(154)	1,063

Equity in earnings (loss) of subsidiaries	870	(23)	94	(941)	—

Earnings before income tax expense, minority interest and equity in loss of affiliates	823	123	1,212	(1,095)	1,063

Income tax (benefit) expense	(1)	52	335	—	386

Minority interest	—	—	(4)	—	(4)

Equity in loss of affiliates	—	—	(3)	—	(3)

Net earnings	$824	$71	$870	$(1,095)	$670

$ in millions, except per share amounts

Condensed Consolidating Statements of Earnings

For the Three Months Ended November 25, 2006

(Unaudited)

	Best Buy Co., Inc.	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$4	$6,732	$9,698	$(7,961)	$8,473

Cost of goods sold	—	5,426	9,054	(8,002)	6,478

Gross profit	4	1,306	644	41	1,995

Selling, general and administrative expenses	37	1,234	533	(5)	1,799

Operating (loss) income	(33)	72	111	46	196

Other income (expense)
Investment income and other	24	—	10	(3)	31
Interest expense	(3)	(4)	(3)	3	(7)

(Loss) earnings before equity in earnings of subsidiaries	(12)	68	118	46	220

Equity in earnings of subsidiaries	187	11	57	(255)	—

Earnings before income tax expense, minority interest and equity in loss of affiliates	175	79	175	(209)	220

Income tax expense	3	22	45	—	70

Minority interest	—	—	—	—	—

Equity in loss of affiliates	—	—	—	—	—

Net earnings	$172	$57	$130	$(209)	$150

$ in millions, except per share amounts

Condensed Consolidating Statements of Earnings

For the Nine Months Ended November 25, 2006

(Unaudited)

	Best Buy Co., Inc.	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$13	$18,814	$22,928	$(18,720)	$23,035

Cost of goods sold	—	15,332	21,072	(19,031)	17,373

Gross profit	13	3,482	1,856	311	5,662

Selling, general and administrative expenses	126	3,304	1,384	(15)	4,799

Operating (loss) income	(113)	178	472	326	863

Other income (expense)
Investment income and other	74	—	30	(13)	91
Interest expense	(9)	(13)	(14)	13	(23)

(Loss) earnings before equity in earnings of subsidiaries	(48)	165	488	326	931

Equity in earnings of subsidiaries	544	6	113	(663)	—

Earnings before income tax expense, minority interest and equity in loss of affiliates	496	171	601	(337)	931

Income tax expense	89	58	170	—	317

Minority interest	—	—	—	—	—

Equity in loss of affiliates	—	—	—	—	—

Net earnings	$407	$113	$431	$(337)	$614

$ in millions, except per share amounts

Condensed Consolidating Statements of Cash Flows

For the Nine Months Ended December 1, 2007

(Unaudited)

	Best Buy Co., Inc.	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Total cash (used in) provided by operating activities	$(146)	$(2,030)	$3,422	$—	$1,246

Investing activities
Additions to property and equipment	—	(386)	(198)	—	(584)
Purchases of investments	(4,491)	—	(271)	—	(4,762)
Sales of investments	7,325	—	2	—	7,327
Acquisition of business, net of cash acquired	—	—	(89)	—	(89)
Change in restricted assets	17	—	(8)	—	9
Other, net		2	—	—	2
Total cash provided by (used in) investing activities	2,851	(384)	(564)	—	1,903

Financing activities
Repurchase of common stock	(3,461)	—	—	—	(3,461)
Issuance of common stock under employee stock purchase plan and for the exercise of stock options	110	—	—	—	110
Excess tax benefits from stock-based compensation	17	—	—	—	17
Dividends paid	(148)	—	—	—	(148)
Proceeds from issuance of debt	4,170	31	87	—	4,288
Repayments of debt	(3,896)	(7)	(83)	—	(3,986)
Other, net	—	—	41	—	41
Change in intercompany receivable/payable	550	2,389	(2,939)	—	—
Total cash (used in) provided by financing activities	(2,658)	2,413	(2,894)	—	(3,139)

Effect of exchange rate changes on cash	—	—	104	—	104

Increase (decrease) in cash and cash equivalents	47	(1)	68	—	114

Cash and cash equivalents at beginning of period	235	77	893	—	1,205
Cash and cash equivalents at end of period	$282	$76	$961	$—	$1,319

$ in millions, except per share amounts

Condensed Consolidating Statements of Cash Flows

For the Nine Months Ended November 25, 2006

(Unaudited)

	Best Buy Co., Inc.	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Total cash (used in) provided by operating activities	$(429)	$(1,779)	$2,471	$—	$263

Investing activities
Additions to property and equipment	—	(358)	(162)	—	(520)
Purchases of investments	(1,910)	—	—	—	(1,910)
Sales of investments	3,180	—	161	—	3,341
Acquisition of businesses, net of cash acquired	—	—	(421)	—	(421)
Change in restricted assets	—	—	(32)	—	(32)
Other, net	—	2	6	—	8
Total cash provided by (used in) investing activities	1,270	(356)	(448)	—	466

Financing activities
Repurchase of common stock	(484)	—	—	—	(484)
Issuance of common stock under employee stock purchase plan and for the exercise of stock options	191	—	—	—	191
Excess tax benefits from stock-based compensation	46	—	—	—	46
Dividends paid	(125)	—	—	—	(125)
Proceeds from issuance of debt	—	36	34	—	70
Repayments of debt	(2)	—	(60)	—	(62)
Other, net	—	—	87	—	87
Change in intercompany receivable/payable	(248)	2,210	(1,962)	—	—
Total cash (used in) provided by financing activities	(622)	2,246	(1,901)	—	(277)

Effect of exchange rate changes on cash	—	—	8	—	8

Increase in cash and cash equivalents	219	111	130	—	460

Cash and cash equivalents at beginning of period	10	79	659	—	748
Cash and cash equivalents at end of period	$229	$190	$789	$—	$1,208

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context otherwise requires, the use of the terms “Best Buy”, “we”, “us” and “our” in the following refers to Best Buy Co., Inc. and its consolidated subsidiaries.

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

•                  Results of Operations

•                  Liquidity and Capital Resources

•                  Off-Balance-Sheet Arrangements and Contractual Obligations

•                  Significant Accounting Policies and Estimates

•                  New Accounting Standards

•                  Outlook

We consolidate the financial results of our China operations on a two-month lag.  Consistent with such consolidation, the financial and non-financial information presented in our MD&A relative to our China operations is also presented on a two-month lag. No significant intervening event occurred in our China operations that would have materially affected our financial condition, results of operations, liquidity or other factors had it been recorded during the fiscal quarter.

Our MD&A should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended March 3, 2007, as well as our reports on Forms 10-Q and 8-K and other publicly available information.

Overview

We are a specialty retailer of consumer electronics, home-office products, entertainment software, appliances and related services. We operate two reportable segments: Domestic and International. The Domestic segment is comprised of all U.S. store, call center and online operations. The International segment is comprised of all store, call center and online operations outside the U.S. For additional information regarding our business segments, see Note 9, Segments, of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

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

Acquisition

On May 1, 2007, we acquired Speakeasy, Inc. (“Speakeasy”) for $103 million in cash, or $89 million net of cash acquired, including transaction costs and the repayment of $5 million of Speakeasy’s debt. We acquired Speakeasy, an independent U.S. broadband voice, data and IT services provider, to strengthen our portfolio of technology solutions. Speakeasy, which recorded calendar 2006 revenue of approximately $80 million, is not expected to have a significant impact on our net earnings in fiscal 2008. The premium we paid, in excess of the fair value of the net assets acquired, for Speakeasy was primarily for the synergies we believe Speakeasy will generate by providing new technology solutions for our existing and future customers, as well as for Speakeasy’s skilled, established workforce.

Financial Reporting Changes

To maintain consistency and comparability, we reclassified certain prior-year amounts to conform to the current-year presentation as described in Note 1, Basis of Presentation, of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Highlights

•                  Net earnings in the third quarter of fiscal 2008 were $228 million, or $0.53 per diluted share, compared with $150 million, or $0.31 per diluted share, in the same period one year ago.

•                  Revenue in the third quarter of fiscal 2008 increased 17% to $9.9 billion, compared with $8.5 billion in the same period one year ago, driven by the net addition of 127 new stores in the past 12 months, a comparable store sales gain of 6.7% and favorable fluctuations in foreign currency exchange rates. The comparable store sales gain was due to an increase in the average transaction amount and a favorable calendar shift, which added one extra week of post-Thanksgiving revenue. The benefit of the calendar shift to the comparable store sales gain was approximately 2.5 percentage points.

•                  Our gross profit rate in the third quarter of fiscal 2008 was unchanged from the same period a year ago at 23.5% of revenue. The gross profit rate benefited from lower promotional costs and a more rational U.S. retail environment in the consumer electronics and home-office revenue categories compared with last year. Offsetting these benefits was a continued shift in the revenue mix, including higher revenue from lower-margin products.

•                  Our selling, general and administrative (“SG&A”) expense rate in the third quarter of fiscal 2008 decreased to 20.0% of revenue, compared with 21.2% of revenue in the same period one year ago. The decrease was due primarily to SG&A rate improvements in our segments stemming from expense leverage on increased revenue as well as productivity gains.

•                  Our effective income tax rate increased to 35.6% in the third quarter of fiscal 2008, compared with 31.6% in the same period one year ago, due primarily to the absence of the favorable resolution of certain tax matters that occurred in the prior fiscal year, an increase in foreign income that is taxable in the U.S. and lower income from tax-advantaged short-term investments.

•                  Based on our results through the end of the third quarter of fiscal 2008, we announced on December 18, 2007, that our earnings in fiscal 2008 were projected to be in the range of $3.10 to $3.20 per diluted share, compared with our prior guidance for annual earnings in the top half of the range of $3.00 to $3.15.  For additional information about our annual earnings guidance, see Outlook below.

Results of Operations

Consolidated Performance Summary

The following table presents unaudited selected consolidated financial data ($ in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	December 1, 2007	November 25, 2006	December 1, 2007	November 25, 2006
Revenue	$9,928	$8,473	$26,605	$23,035
Revenue % gain	17%	16%	15%	14%
Comparable store sales % gain[1]	6.7%	4.8%	4.6%	4.4%
Gross profit as % of revenue	23.5%	23.5%	23.9%	24.6%
SG&A as % of revenue	20.0%	21.2%	20.1%	20.8%
Operating income	$351	$196	$1,018	$863
Operating income as % of revenue	3.5%	2.3%	3.8%	3.7%
Net earnings	$228	$150	$670	$614
Diluted earnings per share	$0.53	$0.31	$1.47	$1.24

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

Net earnings were $228 million, or $0.53 per diluted share, in the third quarter of fiscal 2008, compared with $150 million, or $0.31 per diluted share, in the same period one year ago. In the first nine months of fiscal 2008, net earnings were $670 million, or $1.47 per diluted share, compared with $614 million, or $1.24 per diluted share, in the same period one year ago. In the third quarter of fiscal 2008, the increase in net earnings reflected revenue growth, resulting primarily from new store openings and a comparable store sales gain, an unchanged gross profit rate and an improved SG&A expense rate.  These factors were partially offset by a higher effective income tax rate and a decrease in other income.  In the first nine months of fiscal 2008, the increase in net earnings reflected revenue growth, resulting primarily from new store openings and a comparable store sales gain, and an improved SG&A expense rate.  These factors were partially offset by a decrease in our gross profit rate, a higher effective income tax rate and a decrease in other income.

Revenue in the third quarter of fiscal 2008 increased 17% to $9.9 billion, compared with $8.5 billion in the same period one year ago. In the first nine months of fiscal 2008, revenue increased 15% to $26.6 billion, compared with $23.0 billion in the same period one year ago. In the third quarter of fiscal 2008, the net addition of 127 new stores in the past 12 months accounted for approximately one-half of the revenue increase; the comparable store sales gain accounted for approximately one-third of the revenue increase; the favorable effect of fluctuations in foreign currency exchange rates accounted for approximately one-tenth; and the remainder of the increase was due to the acquisition of Speakeasy.  For the first nine months of fiscal 2008, the net addition of 127 new stores in the past 12 months accounted for approximately four-tenths of the revenue increase; the comparable store sales gain accounted for nearly three-tenths of the revenue increase; the acquisitions of Five Star and Speakeasy accounted for approximately two-tenths of the revenue increase; and the remainder of the increase was due to the favorable effect of fluctuations in foreign currency exchange rates.

The following table presents consolidated revenue mix percentages and comparable store sales percentage changes by revenue category in the third quarter of fiscal 2008:

	Revenue Mix Summary		Comparable Store Sales Summary[1]
	Three Months Ended		Three Months Ended
	December 1, 2007	November 25, 2006	December 1, 2007	November 25, 2006
Consumer electronics	41%	43%	2.4%	9.0%
Home-office	28%	27%	6.5%	(0.3)%
Entertainment software	19%	17%	23.1%	3.5%
Appliances	6%	7%	(1.8)%	(4.1)%
Services[2]	6%	6%	5.6%	9.0%
Other[3]	<1%	<1%	n/a	n/a
Total	100%	100%	6.7%	4.8%

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

Our comparable store sales in the third quarter of fiscal 2008 increased 6.7%, reflecting a higher average transaction amount, which was driven by continued growth in the sales of higher-priced products, including notebook computers and flat-panel televisions, and a favorable calendar shift, which added one extra week of post-Thanksgiving revenue.  We estimate that approximately 2.5 percentage points of our fiscal third-quarter comparable store sales gain was attributable to the calendar shift.  Also contributing to the fiscal third-quarter comparable store sales gain was an increase in online purchases, as we continued to add features and capabilities to our Web sites, including the launch of a Spanish-language version of BestBuy.com and the ability for our loyalty program members to redeem Reward Zone certificates online. In the third quarter of fiscal 2008, the products having the largest positive effect on our comparable store sales gain were in video gaming hardware and software, flat-panel televisions, notebook computers, and navigation products. Growth in the sales of these products was partially offset by comparable store sales declines in tube and projection televisions, DVDs and CDs.

Our gross profit rate in the third quarter of fiscal 2008 was unchanged from the same period a year ago at 23.5% of revenue.  In the first nine months of fiscal 2008, our gross profit rate decreased from 24.6% of revenue to 23.9% of revenue. In the third quarter of fiscal 2008, our flat gross profit rate was due primarily to an improvement in our Domestic segment’s gross profit rate offset by the gross profit rate decline in our International segment.  In the first nine months of fiscal 2008, our gross profit rate decline resulted primarily from rate declines in both of our segments.  The composition change, due to the faster growth of our lower-margin International segment, also contributed to the nine-month period decline.  For further discussion of each segment’s gross profit rate changes, see the Segment Performance Summary for Domestic and International below.

Our SG&A expense rate in the third quarter of fiscal 2008 decreased by 1.2% of revenue to 20.0% of revenue.  In the first nine months of fiscal 2008, our SG&A expense rate decreased by 0.7% of revenue to 20.1% of revenue.  In the third quarter of fiscal 2008, our SG&A expense rate decline was primarily due to improvements in our segments’ SG&A expense rates.  The composition change, due to the faster growth of our lower-cost International segment, also contributed to the decrease in the third quarter. In the first nine months of fiscal 2008, our SG&A expense rate decline resulted primarily from the SG&A expense rate declines in both our segments.  The faster growth of our International segment also contributed to the nine-month period decrease.  For further discussion of each segment’s SG&A expense rate changes, see the Segment Performance Summary for Domestic and International below.

Other Income (Expense)

Our investment income and other in the third quarter of fiscal 2008 increased to $32 million, compared with $31 million in the same period one year ago.  In the first nine months of fiscal 2008, investment income and other increased to $98 million, compared with $91 million in the same period one year ago.  The change in both the third quarter and first nine months of fiscal 2008 was due to an $8 million gain on the sale of an equity investment, which was partially offset by the impact of lower average cash and investment balances, due to our ongoing, accelerated share repurchase (“ASR”) program.

Additionally, interest expense in the fiscal third quarter increased to $23 million, compared with $7 million in the prior year’s period.  In the first nine months of fiscal 2008, interest expense increased to $53 million, compared with $23 million in the same period one year ago.  The change in both the third quarter and first nine months of fiscal 2008 was due to borrowing related to the ASR program.

Income Tax Expense

Our effective income tax rates in the third quarter and the first nine months of fiscal 2008 were 35.6% and 36.3%, respectively, up from 31.6% and 34.1%, in the corresponding periods of fiscal 2007. The increase in the effective income tax rate for the fiscal third quarter was due primarily to the absence of the favorable resolution of certain tax matters that occurred in the prior fiscal year period, an increase in foreign income that is taxable in the U.S. and lower tax-exempt interest income. The increase in the first nine months of fiscal 2008 was due primarily to an increase in foreign income that is taxable in the U.S., lower tax-exempt interest income and an increase in local income taxes.

Segment Performance Summary

Domestic

The following table presents unaudited selected financial data for the Domestic segment ($ in millions):

	Three Months Ended		Nine Months Ended
	December 1, 2007	November 25, 2006	December 1, 2007	November 25, 2006
Revenue	$8,206	$7,164	$22,144	$19,947
Revenue % gain	15%	11%	11%	11%
Comparable stores sales % gain[1]	6.1%	3.6%	3.3%	3.7%
Gross profit as % of revenue	24.2%	24.0%	24.6%	25.0%
SG&A as % of revenue[2]	20.2%	21.4%	20.3%	20.7%
Operating income[2]	$329	$189	$957	$853
Operating income as % of revenue[2]	4.0%	2.6%	4.3%	4.3%

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

2   Prior-year amounts have been adjusted to conform to the current-year presentation, which allocates to the International segment certain SG&A support costs, which were reported as part of the Domestic segment in fiscal 2007.

The following table reconciles Domestic stores open at the beginning and end of the third quarter of fiscal 2008:

	Total Stores at Beginning of Third Quarter Fiscal 2008	Stores Opened	Stores Closed	Total Stores at End of Third Quarter Fiscal 2008
U.S. Best Buy	872	45	—	917
Magnolia Audio Video	13	—	—	13
Pacific Sales	15	2	—	17
U.S. Geek Squad	7	—	—	7
Total	907	47	—	954

Note: Three U.S. Best Buy stores were relocated during the third quarter of fiscal 2008. No other store in the Domestic segment was relocated during the third quarter of fiscal 2008.

The following table reconciles Domestic stores open at the beginning and end of the third quarter of fiscal 2007:

	Total Stores at Beginning of Third Quarter Fiscal 2007	Stores Opened	Stores Closed	Total Stores at End of Third Quarter Fiscal 2007
U.S. Best Buy	771	41	—	812
Magnolia Audio Video	20	—	—	20
Pacific Sales	14	—	—	14
U.S. Geek Squad	12	—	—	12
Total	817	41	—	858

Note: Nine U.S. Best Buy stores were relocated during the third quarter of fiscal 2007. No other store in the Domestic segment was relocated during the third quarter of fiscal 2007.

Our Domestic segment’s operating income in the third quarter of fiscal 2008 was $329 million, or 4.0% of revenue, compared with $189 million, or 2.6% of revenue, in the same period one year ago. In the first nine months of fiscal 2008, our Domestic segment’s operating income increased to $957 million, or 4.3% of revenue, compared with $853 million, or 4.3% of revenue, in the same period one year ago. Our Domestic segment’s operating income in the third quarter of fiscal 2008 reflected revenue gains, including the net addition of 96 new stores in the past 12 months and a 6.1% comparable store sales increase, and improvements in both our SG&A expense and gross profit rates. Our Domestic segment’s operating income in the first nine months of fiscal 2008 reflected revenue gains, including the net addition of new stores in the past 12 months and a 3.3% comparable store sales increase, and an improvement in the SG&A expense rate, partially offset by a decrease in the gross profit rate.

Our Domestic segment’s revenue in the third quarter of fiscal 2008 increased 15% to $8.2 billion, compared with $7.2 billion in the same period one year ago. In the first nine months of fiscal 2008, our Domestic segment’s revenue increased 11% to $22.1 billion, compared with $19.9 billion in the same period one year ago. In the third quarter of fiscal 2008, the net addition of 96 new stores in the past 12 months accounted for almost three-fifths of the revenue increase and the 6.1% comparable store sales gain accounted for slightly more than two-fifths of the revenue increase.  In the first nine months of fiscal 2008, the net addition of 96 new stores in the past 12 months accounted for almost seven-tenths of the revenue increase and the 3.3% comparable store sales gain accounted for nearly three-tenths of the revenue increase. The remainder of the increase was due primarily to the acquisition of Speakeasy and non-comparable store sales growth at Pacific Sales.

The following table presents revenue mix percentages and comparable store sales percentage changes for the Domestic segment by revenue category in the third quarter of fiscal 2008:

	Revenue Mix Summary		Comparable Store Sales Summary[1]
	Three Months Ended		Three Months Ended
	December 1, 2007	November 25, 2006	December 1, 2007	November 25, 2006
Consumer electronics	42%	44%	1.7%	7.7%
Home-office	27%	26%	8.0%	(2.1)%
Entertainment software	20%	18%	20.9%	2.6%
Appliances	5%	6%	(6.7)%	(4.9)%
Services[2]	6%	6%	4.5%	7.9%
Other[3]	<1%	<1%	n/a	n/a
Total	100%	100%	6.1%	3.6%

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

Our Domestic segment’s comparable store sales gain in the third quarter of fiscal 2008 reflected an increase in the average transaction amount, which was driven by the continued growth in the sales of higher-priced products, including notebook computers and flat-panel televisions, and the impact of the favorable calendar shift. The products having the largest positive effect on our Domestic segment’s comparable store sales gain in the fiscal third quarter were gaming hardware and software, notebook computers, flat-panel televisions and navigation products. Growth in the sales of these products was partially offset by comparable store sales declines in tube and projection televisions, DVDs and CDs.

In the third quarter of fiscal 2008, our Domestic segment’s consumer electronics revenue category recorded a 1.7% comparable store sales gain due primarily to gains in the sales of flat-panel televisions and navigation products, partially offset by declines in the sales of tube and projection televisions. Our home-office revenue category posted an 8.0% comparable store sales gain resulting primarily from a sales gain in notebook computers, partially offset by a decline in the sales of desktop computers. The entertainment software revenue category posted a 20.9% comparable store sales gain due primarily to an increase in the sales of video gaming hardware and software, partially offset by expected declines in the sales of CDs and DVDs. Our appliances revenue category recorded a 6.7% comparable store sales decrease resulting primarily from a decline in the sales of major appliances. Our services revenue category recorded a 4.5% comparable store sales gain due primarily to increases in the sales of both computer and home theater services, partially offset by an expected decline in sales of extended service contracts.

Our Domestic segment’s gross profit rate in the third quarter of fiscal 2008 increased by 0.2% of revenue to 24.2% of revenue. In the first nine months of fiscal 2008, our Domestic segment’s gross profit rate was 24.6% of revenue, compared with 25.0% of revenue in the same period one year ago. The increase in the third quarter of fiscal 2008 was due primarily to lower promotional costs and a more rational U.S. retail environment in the consumer electronics and home-office revenue categories, partially offset by increased sales of lower-margin products, such as video gaming hardware and software and notebook computers.  The decrease in the first nine months of fiscal 2008 was due primarily to increased sales of lower-margin products, such as video gaming hardware and software and notebook computers. The decrease in our gross profit rate in the first nine months of fiscal 2008 was offset by a benefit of 0.1% of revenue due to the conclusion of our previous credit card agreement with a third-party bank.

Our Domestic segment’s SG&A expense rate in the third quarter of fiscal 2008 decreased by 1.2% of revenue to 20.2% of revenue. In the first nine months of fiscal 2008, our Domestic segment’s SG&A expense rate was 20.3% of revenue, compared with 20.7% of revenue in the same period one year ago. In the third quarter and first nine months of fiscal 2008, our Domestic segment’s SG&A expense rate improvements were primarily due to expense leverage on higher revenue and productivity gains driven by store operating model improvements.  The absence of reorganization expense in the first nine months of fiscal 2008 as compared to the same period in the prior year also contributed to our Domestic segment’s SG&A expense rate improvement.

International

The following table presents unaudited selected financial data for the International segment ($ in millions):

	Three Months Ended		Nine Months Ended
	December 1, 2007	November 25, 2006	December 1, 2007	November 25, 2006
Revenue	$1,722	$1,309	$4,461	$3,088
Revenue % gain	32%	51%	44%	40%
Comparable stores sales % gain[1]	9.3%	13.7%	12.3%	10.4%
Gross profit as % of revenue	20.6%	21.0%	20.6%	22.0%
SG&A as % of revenue[2]	19.3%	20.4%	19.2%	21.6%
Operating income[2]	$22	$7	$61	$10
Operating income as % of revenue[2]	1.3%	0.5%	1.4%	0.3%

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

2   Prior-year amounts have been adjusted to conform to the current-year presentation, which allocates to the International segment certain SG&A support costs, which were reported as part of the Domestic segment in fiscal 2007.

The following table reconciles International stores open at the beginning and end of the third quarter of fiscal 2008:

	Total Stores at Beginning of Third Quarter Fiscal 2008	Stores Opened	Stores Closed	Total Stores at End of Third Quarter Fiscal 2008
Future Shop	126	5	—	131
Canada Best Buy	48	3	—	51
Five Star	142	8	(1)	149
China Best Buy	1	—	—	1
Total	317	16	(1)	332

Note:  One Future Shop store was relocated during the third quarter of fiscal 2008.  No other store in the International segment was relocated during the third quarter of fiscal 2008.

The following table reconciles International stores open at the beginning and end of the third quarter of fiscal 2007:

	Total Stores at Beginning of Third Quarter Fiscal 2007	Stores Opened	Stores Closed	Total Stores at End of Third Quarter Fiscal 2007
Future Shop	119	2	—	121
Canada Best Buy	44	3	—	47
Five Star	131	5	(3)	133
Total	294	10	(3)	301

Note: Three Future Shop stores and three Five Star stores were relocated during the third quarter of fiscal 2007.  No other store in the International segment was relocated during the third quarter of fiscal 2007.

Our International segment’s operating income in the third quarter of fiscal 2008 was $22 million, or 1.3% of revenue, compared with $7 million, or 0.5% of revenue, in the same period one year ago. In the first nine months of fiscal 2008, our International segment’s operating income increased to $61 million, or 1.4% of revenue, compared with $10 million, or 0.3% of revenue, in the same period one year ago. In both the third quarter and first nine months of fiscal 2008, our International segment operating income reflected revenue gains, including the net addition of 31 new stores in the past 12 months and comparable store sales increases, and improvements in our SG&A expense rates partially offset by declines in our gross profit rates.

Our International segment’s revenue in the third quarter of fiscal 2008 increased 32% to $1.7 billion, compared with $1.3 billion in the same period one year ago. In the first nine months of fiscal 2008, our International segment’s revenue increased 44% to $4.5 billion, compared with $3.1 billion in the same period one year ago. Excluding the favorable effect of fluctuations in foreign currency exchange rates, our International segment’s revenue increased approximately 17% and 34% in the third quarter and the first nine months of fiscal 2008, respectively, compared with the same periods one year ago. In the third quarter of fiscal 2008, excluding the effect of fluctuations in foreign currency exchange rates, the 9.3% comparable store sales gain accounted for just under three-fifths of the revenue increase and the net addition of 31 new stores in Canada and China accounted for the remainder. In the first nine months of fiscal 2008, excluding the favorable effect of fluctuations in foreign currency exchange rates, the non-comparable store sales generated from the acquisition of Five Star accounted for slightly more than one-half of the revenue increase; the 12.3% comparable store sales gain accounted for approximately two-fifths of the revenue increase; and the net addition of new stores accounted for the remainder.

The following table presents revenue mix percentages and comparable store sales percentage changes for the International segment by revenue category in the third quarter of fiscal 2008:

	Revenue Mix Summary		Comparable Store Sales Summary[1]
	Three Months Ended		Three Months Ended
	December 1, 2007	November 25, 2006	December 1, 2007	November 25, 2006
Consumer electronics	37%	38%	6.6%	19.1%
Home-office	31%	32%	1.0%	9.2%
Entertainment software	14%	12%	40.0%	12.8%
Appliances	13%	13%	11.3%	4.1%
Services[2]	5%	5%	11.9%	17.9%
Other[3]	<1%	<1%	n/a	n/a
Total	100%	100%	9.3%	13.7%

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

Our International segment’s comparable store sales gain in the third quarter of fiscal 2008 reflected an increase in the average transaction amount, which was driven by continued growth in the sales of higher-priced products. The products having the largest positive effect on our International segment’s comparable store sales gain in the fiscal third quarter were video gaming hardware and software, flat-panel televisions, notebook computers and navigation products. Growth in the sales of these products was partially offset by comparable store sales declines in projection and tube televisions, printers and CDs.

In the third quarter of fiscal 2008, our International segment’s consumer electronics revenue category posted a 6.6% comparable store sales gain resulting primarily from gains in the sales of flat-panel televisions, navigation products and digital cameras, partially offset by declines in the sales of tube and projection televisions and MP3 players. The home-office revenue category posted a 1.0% comparable store sales gain, which resulted from comparable store sales gains in notebook and desktop computers, partially offset by a decline in the sales of phones, printers and monitors. The entertainment software revenue category recorded a 40.0% comparable store sales gain reflecting an increase in the sales of video gaming hardware and software, partially offset by an expected decline in the sales of CDs. Our appliances revenue category recorded an 11.3% comparable store sales gain resulting primarily from increases in the sales of appliances in our Five Star operations, where appliances represent a larger percentage of the sales and whose results are included in the comparable store sales figures for the first time. Our services revenue category posted an 11.9% comparable store sales gain due primarily to an increase in revenue from our product repair business.

Our International segment’s gross profit rate in the third quarter of fiscal 2008 decreased by 0.4% of revenue to 20.6% of revenue. In the first nine months of fiscal 2008, our International segment’s gross profit rate was 20.6% of revenue, compared with 22.0% of revenue in the same period one year ago. The decrease in the third quarter of fiscal 2008 was due primarily to gross profit rate declines in both our Canada and China operations resulting from increased sales of lower-margin products.  The growth of our lower-margin China operations also contributed to the decline for the quarter. The decrease in the first nine months of fiscal 2008 was due primarily to the inclusion of our Five Star operations, which was acquired in June 2006 and carries a significantly lower gross profit rate than our Canada operations, and reduced our International segment’s gross profit rate by approximately 1.2% of revenue in the first nine months of fiscal 2008. In addition, increased sales of lower-margin products in both our Canada and China operations also contributed to the decline in our International segment’s gross profit rate in the first nine months of fiscal 2008.

Our International segment’s SG&A expense rate in the third quarter of fiscal 2008 decreased by 1.1% of revenue to 19.3% of revenue. In the first nine months of fiscal 2008, our International segment’s SG&A expense rate was 19.2% of revenue, compared with 21.6% of revenue in the same period one year ago.  In the third quarter and first nine months of fiscal 2008, our International segment’s SG&A expense rate improvements were primarily due to the leveraging effect of strong revenue growth and continued focus on SG&A expense control in our Canada operations. The growth of our lower-cost China operations also contributed to the decline for the fiscal third quarter.  Our Five Star operations, which carries a significantly lower SG&A expense rate than our Canada operations, reduced our International segment’s SG&A expense rate by approximately 1.1% of revenue in the first nine months of fiscal 2008.  These decreases were partially offset, in both the third quarter and the first nine months of fiscal 2008, by increased costs associated with investments in China infrastructure, the development of the International support team and preparations for launching stores in Mexico and Turkey.

Liquidity and Capital Resources

Summary

The following table summarizes our cash and cash equivalents and short-term investments balances at December 1, 2007; March 3, 2007; and November 25, 2006 ($ in millions):

	December 1, 2007	March 3, 2007	November 25, 2006
Cash and cash equivalents	$1,319	$1,205	$1,208
Short-term investments	295	2,588	1,802
Total cash and cash equivalents and short-term investments	$1,614	$3,793	$3,010

Note: See condensed consolidated balance sheets included in Item 1, Condensed Consolidated Financial Statements, of this Quarterly Report on Form 10-Q for additional information.

We ended the third quarter of fiscal 2008 with $1,614 million of cash and cash equivalents and short-term investments, compared with $3,793 million at the end of fiscal 2007 and $3,010 million at the end of the third quarter of fiscal 2007. At December 1, 2007, we had short-term investments, comprised primarily of auction-rate securities, variable-rate demand notes, and asset-backed securities, totaling $295 million. See Note 3, Investments, of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, for a summary of our short-term investments at December 1, 2007; March 3, 2007; and November 25, 2006. The decrease in the balance of our cash and cash equivalents and short-term investments compared with the end of the third quarter of fiscal 2007 was due primarily to the liquidation of a substantial portion of our investment portfolio to repay debt and to fund our ASR program. See Note 4, Credit Facilities, and Note 7, Common Stock Repurchases, of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further information.

Our current ratio, calculated as current assets divided by current liabilities, was 1.0 at the end of the third quarter of fiscal 2008, compared with 1.4 at the end of fiscal 2007 and 1.2 at the end of the third quarter of fiscal 2007. The decrease in our current ratio compared with the end of the third quarter of fiscal 2007 was due primarily to a decrease in our short-term investments and an increase in accounts payable and accrued liabilities, which more than offset an increase in merchandise inventories. The decrease in our short-term investments was due primarily to the liquidation of a substantial portion of our investment portfolio to repay debt and to fund our ASR program. The increase in accounts payable and merchandise inventories was primarily driven by purposeful investments in high-demand products prior to the peak holiday shopping season, the opening of new stores in the past 12 months and the impact of changes in foreign currency exchange rates.

Our debt-to-capitalization ratio, which represents the ratio of total debt, including the current portion, to total capitalization (total debt plus total shareholders’ equity), increased to 21% at the end of the third quarter of fiscal 2008, compared with 10% at the end of fiscal 2007 and 10% at the end of the third quarter of fiscal 2007. The increase was driven primarily by the impact of our share repurchases, which has increased debt and decreased our shareholders’ equity. We view our debt-to-capitalization ratio as an important indicator of our creditworthiness.

Our adjusted debt-to-capitalization ratio, which includes capitalized operating lease obligations in its calculation, was 64% at the end of the third quarter of fiscal 2008, compared with 49% at the end of fiscal 2007 and 51% at the end of the third quarter of fiscal 2007. The increase was driven primarily by increased borrowings and decreased shareholders’ equity in connection with our ASR program.

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

The most directly comparable GAAP financial measure to our adjusted debt-to-capitalization ratio is our debt-to-capitalization ratio. Our debt-to-capitalization ratio excludes capitalized operating lease obligations in both the numerator and the denominator. The following table presents a reconciliation of the numerators and the denominators used in the calculation of our adjusted debt-to-capitalization ratios at the end of the third quarter of fiscal 2008, the end of fiscal 2007, and the end of the third quarter of fiscal 2007 ($ in millions):

	December 1, 2007	March 3, 2007	November 25, 2006
Debt (including current portion)	$988	$650	$650
Capitalized operating lease obligations (8 times rental expense) [1]	5,667	5,401	5,211
Adjusted debt (including capitalized operating lease obligations)	$6,655	$6,051	$5,861

Debt (including current portion)	$988	$650	$650
Capitalized operating lease obligations (8 times rental expense) [1]	5,667	5,401	5,211
Total shareholders’ equity	3,746	6,201	5,602
Adjusted capitalization	$10,401	$12,252	$11,463

Debt-to-capitalization ratio	21%	10%	10%
Adjusted debt-to-capitalization ratio (including capitalized operating lease obligations)	64%	49%	51%

1   The multiple of eight times rental expense used to calculate our capitalized operating lease obligations total is the multiple used for the retail sector by one of the nationally recognized credit rating agencies that rate our creditworthiness.

Our liquidity is affected by restricted cash and investment balances that are pledged as collateral or restricted to use for vendor payables, general liability insurance, workers’ compensation insurance, and warranty programs. Restricted cash and investments in debt securities, which are included in other current assets, totaled $383 million, $382 million and $414 million at December 1, 2007; March 3, 2007; and November 25, 2006, respectively.

Cash Flows

The following table summarizes our cash flows in the first nine months of the current and prior fiscal years ($ in millions):

	Nine Months Ended
	December 1, 2007	November 25, 2006
Total cash provided by (used in):
Operating activities	$1,246	$263
Investing activities	1,903	466
Financing activities	(3,139)	(277)
Effect of exchange rate changes on cash	104	8
Increase in cash and cash equivalents	$114	$460

Note: See consolidated statements of cash flows included in Item 1, Condensed Consolidated Financial Statements, of this Quarterly Report on Form 10-Q for additional information.

Cash provided by operating activities in the first nine months of fiscal 2008 was $1,246 million, compared with $263 million in the same period one year ago. The change was due primarily to an increase in cash provided in connection with changes in operating assets and liabilities. The changes in operating assets and liabilities were due primarily to changes in accounts payable and other liabilities, merchandise inventories and receivables. The decrease in cash used for accounts payable and other liabilities was due primarily to the timing of vendor payments. The increase in cash used for merchandise inventories was due primarily to investments in key inventory categories and new stores added in the past 12 months.  The increase in cash provided by changes in receivables was due primarily to the impact of the favorable calendar shift, which allowed collection of approximately $400 million in credit card sales from the weekend following Thanksgiving in the current fiscal year.  We do not anticipate the improvement in the fiscal third quarter’s receivables to carry over into the fourth quarter.

Cash provided by investing activities in the first nine months of fiscal 2008 was $1,903 million, compared with $466 million in the same period one year ago. The change was due primarily to an increase in the net sales of investments and a decrease in cash used in acquisition activities. We liquidated a substantial portion of our investment portfolio in the first nine months of fiscal 2008 in order to repay debt incurred to fund our ASR program. We acquired Speakeasy for $89 million in the first quarter of fiscal 2008. We acquired Pacific Sales and Five Star in the first and second quarters of fiscal 2007, respectively, for a combined total of $421 million.

The net increase in cash provided by investing activities was partially offset by $183 million of cash used in the second quarter of fiscal 2008 to purchase a minority interest in The Carphone Warehouse Group PLC (“CPW”). We made this strategic investment to strengthen our business relationship with CPW, with whom we have agreements to expand Best Buy Mobile in the U.S., and to launch Geek Squad home computing support services in Europe. Moderately higher capital expenditures during the first nine months of fiscal 2008 compared with the same period one year ago also partially offset the increase in cash provided by investing activities.

Cash used in financing activities was $3,139 million in the first nine months of fiscal 2008, compared with $277 million in the same period one year ago. The increase in cash used in financing activities was primarily the result of an increase in repurchases of common stock. During the first nine months of fiscal 2008, we repurchased $3,461 million of our common stock, compared with $484 million during the same period one year ago. This increase was partially offset by the net issuance of debt. Cash flows from the net issuance of debt during the first nine months of fiscal 2007 were not significant.

Share Repurchases and Dividends

In the three months ended December 1, 2007, we made no open market purchases under our June 2007 share repurchase program. In the three months ended November 25, 2006, we purchased and retired 0.5 million shares of our common stock at a cost of $22 million under our June 2006 share repurchase program.  In the nine months ended December 1, 2007, we purchased and retired 9.8 million shares of our common stock at a cost of $461 million under our June 2006 share repurchase program. We also purchased and retired 55.7 million shares of our common stock through the ASR program under our June 2007 share repurchase program.  The final cost of these shares will be determined at the conclusion of the ASR program.  In the nine months ended November 25, 2006, we purchased and retired 9.5 million shares of our common stock at a cost of $484 million under our June 2006 and April 2005 share repurchase programs. Retired shares constitute authorized but unissued shares.  For additional information regarding our share repurchases, see Note 7, Common Stock Repurchases, of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

In the third quarter of fiscal 2008, we paid our regular quarterly cash dividend of $0.13 per common share, or $55 million in the aggregate. In the same period one year ago, we paid our then regular quarterly cash dividend of $0.10 per common share, or $47 million in the aggregate.

Sources of Liquidity

Funds generated by operating activities, available cash and cash equivalents, and our credit facilities continue to be our most significant sources of liquidity. We believe funds generated from the expected results of operations and available cash and cash equivalents will be sufficient to finance anticipated expansion plans and strategic initiatives for the remainder of fiscal 2008. In addition, our credit facilities are available for additional working capital needs and investment opportunities. There can be no assurance, however, that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under our credit facilities.

We have inventory financing programs totaling $240 million, through which certain vendors receive payments from a designated finance company for amounts we owe to them. We have $108 million in both secured and unsecured revolving demand facilities related to our International segment operations, of which $103 million is available from February through July, and $108 million is available from August through January of each year.

On September 19, 2007, we entered into a $2.5 billion five-year unsecured revolving credit facility (the “Credit Agreement”) with a syndicate of banks. The Credit Agreement permits borrowings up to $2.5 billion, and may be increased up to $3.0 billion at our option and upon the consent of the administrative agent under the Credit Agreement and each of the banks providing an incremental credit commitment. The Credit Agreement has a $300 million letter of credit sub-limit and a $200 million foreign currency sub-limit. The Credit Agreement terminates in September 2012. For additional information regarding the Credit Agreement, see Note 4, Credit Facilities, of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Our credit ratings and outlooks at January 9, 2008, are summarized below and are consistent with the ratings and outlooks reported in our Annual Report on Form 10-K for the fiscal year ended March 3, 2007:

Rating Agency	Rating	Outlook
Fitch	BBB+	Stable
Moody’s	Baa2	Stable
Standard & Poor’s	BBB	Stable

Factors that can affect our credit ratings include changes in our operating performance, the economic environment, conditions in the retail and consumer electronics industries, our financial position (which includes our debt load), and changes in our business strategy. We do not currently foresee any reasonable circumstances under which our credit ratings would be significantly downgraded.  If a downgrade were to occur, it could adversely impact, among other things, our future borrowing costs, access to capital markets, vendor financing terms and future new-store occupancy costs. In addition, the conversion rights of the holders of our convertible debentures could be accelerated if our credit ratings were to be downgraded.

See our Annual Report on Form 10-K for the fiscal year ended March 3, 2007, for additional information regarding our sources of liquidity.

Debt and Capital

The increase in the amount of debt outstanding at December 1, 2007, compared with the end of fiscal 2007, was due to debt incurred to fund our ASR program. The Credit Agreement had $275 million outstanding at December 1, 2007.

See our Annual Report on Form 10-K for the fiscal year ended March 3, 2007, for additional information regarding our debt and capital.

Off-Balance-Sheet Arrangements and Contractual Obligations

Our liquidity is not dependent on the use of off-balance sheet financing arrangements other than in connection with our operating leases.

With the exception of the Credit Agreement, there has been no material change in our contractual obligations other than in the ordinary course of business since the end of fiscal 2007. See our Annual Report on Form 10-K for the fiscal year ended March 3, 2007, for additional information regarding our off-balance-sheet arrangements and contractual obligations.

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

New Accounting Standards

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141(revised 2007), Business Combinations. SFAS No. 141R significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, preacquisition contingencies, transaction costs, in-process research and development and restructuring costs. In addition, under SFAS No. 141R, changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008.  We will adopt SFAS No. 141R beginning in the first quarter of fiscal 2010.   This standard will change our accounting treatment for business combinations on a prospective basis.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. SFAS No. 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method significantly changes the accounting for transactions with minority interest holders. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008.  We will adopt SFAS No. 160 beginning in the first quarter of fiscal 2010.  We are evaluating the impact the adoption of SFAS No. 160 will have on our consolidated financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Companies are not allowed to adopt SFAS No. 159 on a retrospective basis unless they choose early adoption. We will adopt SFAS No. 159 beginning in the first quarter of fiscal 2009. We are evaluating the impact the adoption of SFAS No. 159 will have on our consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurement. SFAS No. 157, as originally issued, was effective for fiscal years beginning after November 15, 2007. However, on December 14, 2007, the FASB issued FASB Staff Position FAS157-b, which deferred the effective date of SFAS No. 157 for one year, as it relates to nonfinancial assets and liabilities. We will adopt SFAS No. 157 as it relates to financial assets and liabilities beginning in the first quarter of fiscal 2009. We are evaluating the impact the adoption of SFAS No. 157 will have on our consolidated financial position or results of operations.

Outlook

On January 11, 2008, we plan to issue a news release regarding our revenue for the fiscal month of December and 10 months ended January 5, 2008.  We expect to comment in the news release on our outlook for the remainder of fiscal 2008.  We will post the news release on our web site at www.BestBuy.com — select the “For Our Investors” link and then the “News Releases” link.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In addition to the risks inherent in our operations, we are exposed to certain market risks, including adverse changes in foreign currency exchange rates and interest rates.

Foreign Currency Exchange Rate Risk

We have market risk arising from changes in foreign currency exchange rates related to our International segment operations.  We do not manage our foreign currency exchange rate risk through the use of any financial or derivative instruments, forward contracts or hedging activities.

During calendar 2007, the U.S. dollar has been generally weaker throughout the year relative to the currencies of the foreign countries in which we operate.  The overall weakness of the U.S. dollar had a positive impact on our International segment’s revenue and net earnings because the foreign denominations translated into more U.S. dollars.

It is not possible to determine the exact impact of foreign currency exchange rate changes; however, the effect on reported revenue and net earnings can be estimated.  We estimate that the overall weakness of the U.S. dollar had a favorable impact on revenue of approximately $188 million and $277 million in the third quarter and first nine months of fiscal 2008, respectively.  In addition, we estimate that such weakness had a favorable impact of approximately $5 million on net earnings in both the third quarter and first nine months of fiscal 2008.

Interest Rate Risk

Short-term and long-term debt

At December 1, 2007, our short-term and long-term debt was comprised primarily of credit facilities and convertible debentures. We do not manage the interest rate risk on our debt through the use of derivative instruments.

Our credit facilities are not subject to material interest rate risk. The credit facilities’ interest rates may be reset due to fluctuations in a market-based index, such as the federal funds rate, LIBOR, or the base rate or prime rate of our lenders. A hypothetical 100-basis-point change in the interest rates of our credit facilities would change our annual pre-tax earnings by $3 million.

Our convertible debentures are not subject to material interest rate risk. The interest rate on our debentures may be reset but not more than 100 basis points higher than the current rates. If the interest rate on the debentures at December 1, 2007, were to be reset 100 basis points higher, our annual pre-tax earnings would decrease by $4 million.

Short-term investments

At December 1, 2007, our short-term investments were comprised primarily of debt securities.  Our short-term investments are not subject to material interest rate risk. A hypothetical 100-basis-point change in the interest rate would change our annual pre-tax earnings by $3 million. We do not currently manage interest rate risk on our short-term investments through the use of derivative instruments.

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (principal executive officer) and Enterprise Chief Financial Officer (Interim) (principal financial officer), to allow timely decisions regarding required disclosure. We have established a Disclosure Committee, consisting of certain members of management, to assist in this evaluation. The Disclosure Committee meets on a regular quarterly basis, and as needed.

Our management, including our Chief Executive Officer and Enterprise Chief Financial Officer (Interim), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), at December 1, 2007. Based on that evaluation, our Chief Executive Officer and Enterprise Chief Financial Officer (Interim) concluded that, at December 1, 2007, our disclosure controls and procedures were effective.

There was no change in internal control over financial reporting during the fiscal quarter ended December 1, 2007, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)  Stock Repurchases

The following table presents the total number of shares purchased during the third quarter of fiscal 2008, the average price paid per share, the number of shares that were purchased as part of a publicly announced share repurchase program, and the approximate dollar value of shares that still could have been purchased for the fiscal quarter ended December 1, 2007:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs[1]
September 2, 2007, through October 6, 2007	—	$—	—	$2,500,000,000
October 7, 2007, through November 3, 2007	—	—	—	2,500,000,000
November 4, 2007, through December 1, 2007	—	—	—	2,500,000,000
Total fiscal 2008 third quarter	—	—	—	2,500,000,000

1   “Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs” reflects our $5.5 billion share repurchase program announced on June 27, 2007, less the $3.0 billion already purchased under the ASR program.  There is no stated expiration date for the June 2007 share repurchase program.

ITEM 6. EXHIBITS

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2

Certification of the Enterprise Chief Financial Officer (Interim) pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Enterprise Chief Financial Officer (Interim) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEST BUY CO., INC.
(Registrant)

Date: January 10, 2008	By:	/s/ BRADBURY H. ANDERSON
Bradbury H. Anderson
Vice Chairman and Chief Executive Officer (duly authorized officer)

Date: January 10, 2008	By:	/s/ JAMES L. MUEHLBAUER
James L. Muehlbauer
Enterprise Chief Financial Officer (Interim) (duly authorized and principal financial officer)

Date: January 10, 2008	By:	/s/ SUSAN S. GRAFTON
Susan S. Grafton
Vice President, Controller and Chief Accounting Officer (duly authorized and chief accounting officer)