Form 10-K
period 2008-03-01
BEST BUY CO INC
filed 2008-04-30
CIK 764478

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

  ☒
  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended March 1, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of August 31, 2007, was approximately $11.3 billion, computed by reference to the price of $43.95 per share, the price at which the common equity was last sold on August 31, 2007, as reported on the New York Stock Exchange-Composite Index. (For purposes of this calculation all of the registrant's directors and executive officers are deemed affiliates of the registrant.)

As of April 25, 2008, the registrant had 411,795,260 shares of its Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement dated May 12, 2008 (to be filed pursuant to Regulation 14A within 120 days after the Registrant's fiscal year-end of March 1, 2008), for the regular meeting of shareholders to be held on June 25, 2008 ("Proxy Statement"), are incorporated by reference into Part III.

CAUTIONARY STATEMENT PURSUANT TO THE
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"), provide a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their companies. With the exception of historical information, the matters discussed in this Annual Report on Form 10-K are forward-looking statements and may be identified by the use of words such as "anticipate," "believe," "estimate," "expect," "intend," "foresee," "plan," "project," "outlook," and other words and terms of similar meaning. Such statements reflect our current view with respect to future events and are subject to certain risks, uncertainties and assumptions. A variety of factors could cause our future results to differ materially from the anticipated results expressed in such forward-looking statements. Readers should review Item 1A, Risk Factors, of this Annual Report on Form 10-K for a description of important factors that could cause future results to differ materially from those contemplated by the forward-looking statements made in this Annual Report on Form 10-K. In addition, general domestic and foreign economic conditions, acquisitions and development of new businesses, product availability, new product introductions, sales volumes, the promotional activity of our competitors, profit margins, weather, foreign currency fluctuation, availability of suitable real estate locations, disaster recovery response times, and the impact of labor markets on our overall profitability, among other things, could cause our future results to differ materially from those projected in any such forward-looking statements.

BEST BUY    FISCAL    2008    FORM 10-K

PART I

Item 1. Business.

Description of Business

Unless the context otherwise requires, the use of the terms "Best Buy," "we," "us" and "our" in this Annual Report on Form 10-K refers to Best Buy Co., Inc. and its consolidated subsidiaries. Best Buy is a specialty retailer of consumer electronics, home office products, entertainment software, appliances and related services. We operate retail stores and Web sites under the brand names Best Buy (BestBuy.com, BestBuy.ca, BestBuy.com.cn, and BestBuyMobile.com), Five Star (Five-Star.cn), Future Shop (FutureShop.ca), Geek Squad (GeekSquad.com and GeekSquad.ca), Magnolia Audio Video (MagnoliaAV.com), Pacific Sales Kitchen and Bath Centers (PacificSales.com) and Speakeasy (Speakeasy.net). References to our Web site addresses do not constitute incorporation by reference of the information contained on the Web sites.

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

Information About Our Segments

During fiscal 2008, we operated two reportable segments: Domestic and International. The Domestic segment is comprised of all states, districts and territories of the United States and includes store, call center and online operations, including Best Buy, Best Buy Mobile, Geek Squad, Magnolia Audio Video, Pacific Sales Kitchen and Bath Centers ("Pacific Sales") and Speakeasy. U.S. Best Buy stores offer a wide variety of consumer electronics, home office products, entertainment software, appliances and related services. Best Buy Mobile offers a wide selection of mobile phones, accessories and related services. Geek Squad provides residential and commercial computer repair, support and installation services. Magnolia Audio Video stores offer high-end audio and video products and related services. Pacific Sales stores offer high-end home-improvement products including appliances, consumer electronics and related services. Speakeasy provides broadband, voice, data and information technology services. The International segment is comprised of all Canada store, call center and online operations, including Best Buy, Future Shop and Geek Squad, as well as all China store, call center and online operations, including Best Buy, Geek Squad and Jiangsu Five Star Appliance Co. ("Five Star"). Our International segment offers products and services similar to that of our U.S. Best Buy stores. However, Canada Best Buy stores do not carry appliances. Further, our China Best Buy store and Five Star stores do not carry entertainment software.

Financial information about our segments is included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Note 9, Segment and Geographic Information, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

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

In fiscal 2000, we established our first online shopping site, BestBuy.com. Our "clicks-and-mortar" strategy is designed to empower consumers to research and purchase products seamlessly, either online or in our retail stores. Our online shopping sites offer expanded assortments in all of our principal revenue categories.

In fiscal 2001, we acquired Magnolia Hi-Fi, Inc. — a Seattle-based, high-end retailer of audio and video products and services — to access an upscale customer segment. During fiscal 2004, Magnolia Hi-Fi began doing business as Magnolia Audio Video.

In fiscal 2003, we acquired Geek Squad Inc. Geek Squad provides residential and commercial computer repair, support and installation services. We acquired Geek Squad to further our plans of providing technology support services to customers. Geek Squad service is available in all Best Buy stores, as well as in seven stand-alone stores in the U.S. Our goal is to build Geek Squad into one of the largest multi-national providers of residential and commercial computer repair and support and installation services.

In fiscal 2005, we opened our first Magnolia Home Theater store-within-a-store experience in a U.S. Best Buy store. We believe Magnolia Home Theater — with its high-end brands, home-like displays and specially trained employees — offers a unique solution for our customers. The Magnolia Home Theater store- within-a-store experience was in 346 U.S. Best Buy stores at the end of fiscal 2008.

In fiscal 2005, we also began converting U.S. Best Buy stores to our customer centricity operating model. Stores operating under the customer centricity model offer variations in product assortments, staffing, promotions and store design, and are focused on key customer segments. The segmented stores tailor their store merchandising, staffing, marketing and presentation to address specific customer groups. Originally, these customer groups included affluent professional males, young entertainment enthusiasts who appreciate a digital lifestyle, upscale suburban mothers, families who are practical technology adopters and small businesses.

In fiscal 2007, we completed the transition of all remaining U.S. Best Buy stores to the customer centricity operating model. Also in fiscal 2007, we evolved our customer centricity segmentation to address the needs of customer lifestyle groups, rather than specific customer groups. Our stores now focus on lifestyles such as affluent suburban families, trend-setting urban dwellers, and the closely knit families of Middle America.

In fiscal 2007, we acquired Pacific Sales. Pacific Sales specializes in the sale of high-end kitchen appliances, plumbing fixtures, home entertainment products and home furnishings, with a focus on builders and remodelers. We acquired Pacific Sales to enhance our ability to grow with an affluent customer base and premium brands using a proven and successful showroom format. Utilizing the existing store format, we expect to increase the number of stores in order to capitalize on the high-end segment of the U.S. appliance market.

In fiscal 2007, we developed the Best Buy Mobile concept through a management consulting agreement with The Carphone Warehouse Group PLC ("CPW") and test marketed five stand-alone stores located in New York. Best Buy Mobile seeks to satisfy the needs of all our customer lifestyle groups by providing a comprehensive assortment of mobile phones, accessories and related services offered by experienced sales personnel in 181 U.S. Best Buy stores, as well as nine stand-alone stores located in New York and North Carolina at the end of fiscal 2008. During the next 18 months, we plan to add the Best Buy Mobile store-within-a-store experience to the majority of U.S. Best Buy stores.

In fiscal 2008, we acquired Speakeasy. Speakeasy provides broadband, voice, data and information technology services. We believe our acquisition of Speakeasy will generate synergies by providing new technology solutions for our existing and future customers.

At March 1, 2008, we operated 923 U.S. Best Buy stores in 49 states, the District of Columbia and Puerto Rico that averaged approximately 39,700 retail square feet. Collectively, U.S. Best Buy stores totaled approximately 36.7 million retail square feet at the end of fiscal 2008, or about 76% of our total retail square footage. In fiscal 2008, our U.S. Best Buy stores generated average revenue of approximately $37.6 million per store.

At March 1, 2008, we operated 19 Pacific Sales stores in California that averaged approximately 34,000 retail square feet. Collectively, Pacific Sales stores totaled approximately 0.6 million retail square feet at the end of fiscal 2008, or about 1% of our total retail square footage. In fiscal 2008, our Pacific Sales stores generated average revenue of approximately $18.7 million per store.

At March 1, 2008, we operated 13 Magnolia Audio Video stores in California, Oregon and Washington that averaged approximately 11,600 retail square feet. Collectively, Magnolia Audio Video stores totaled approximately 0.2 million retail square feet at the end of fiscal 2008, or less than 1% of our total retail square footage. In fiscal 2008, our Magnolia Audio Video stores generated average revenue of approximately $7.2 million per store.

At March 1, 2008, we operated nine Best Buy Mobile stand-alone stores in New York and North Carolina that averaged approximately 1,400 retail square feet. Collectively, Best Buy Mobile stand-alone stores totaled approximately 13,000 retail square feet at the end of fiscal 2008, or less than 1% of our retail square footage.

At March 1, 2008, we operated seven Geek Squad stand-alone stores in California, Colorado, Georgia, Minnesota and Texas that averaged approximately 2,000 retail square feet. Collectively, Geek Squad stand-alone stores totaled approximately 14,000 retail square feet at the end of fiscal 2008, or less than 1% of our retail square footage.

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

During fiscal 2003, we launched our dual-branding strategy in Canada by introducing the Best Buy brand. The dual-branding strategy allows us to retain Future Shop's brand equity and attract more customers by offering a choice of store experiences. As we expand the presence of Best Buy stores in Canada, we expect to gain continued operating efficiencies by leveraging our capital investments, supply chain management, advertising, merchandising and administrative functions. Our goal is to reach differentiated customers with each brand by giving them the unique shopping experiences they desire. The primary differences between our two principal brands in Canada are:

In-store experience — The customer's interaction with store employees is different at each of the two brands. Future Shop stores have predominantly commissioned sales associates who take a more proactive role in assisting customers. Through their expertise and attentiveness, the sales associate drives the transaction. In contrast, Canada Best Buy store employees, like employees in U.S. Best Buy stores, are noncommissioned, and the stores offer more interactive displays and grab-and-go merchandising. This design allows customers to drive the transaction as they experience the products themselves, with store employees available to demonstrate and explain product features.

Products and services — Only Future Shop stores carry appliances. In addition, Geek Squad service is available in all Canada Best Buy stores, but is not available in Future Shop stores.

Store size — At the end of fiscal 2008, the average Future Shop store was approximately 26,600 retail square feet, compared with an average of approximately 33,200 retail square feet for Canada Best Buy stores. Canada Best Buy stores generally have wider aisles, as well as more square footage devoted to entertainment software.

In fiscal 2007, we acquired a 75% interest in Five Star, one of China's largest appliance and consumer electronics retailers. We made the investment in Five Star to further our international growth plans, to increase our knowledge of Chinese customers and to obtain an immediate retail presence in China. We have a contractual commitment to acquire the remaining 25% interest in Five Star within the next several years, subject to Chinese government approval.

In fiscal 2007, we opened our first China Best Buy store in Shanghai. We plan to open five to eight additional Best Buy stores in China during fiscal 2009.

In fiscal 2008, we expanded Geek Squad to the United Kingdom through our relationship with CPW.

At March 1, 2008, we operated 131 Future Shop stores throughout all of Canada's provinces and 51 Canada Best Buy stores in seven provinces: Alberta, British Columbia, Manitoba, Nova Scotia, Ontario, Quebec and Saskatchewan. Collectively, our stores in Canada totaled approximately 5.2 million retail square feet at the end of fiscal 2008, or about 11% of our total retail square footage. In fiscal 2008, our Canada stores generated average revenue of approximately $30.9 million per store.

At March 1, 2008, we operated 160 Five Star stores in seven of China's 34 provinces and one China Best Buy store in Shanghai. Collectively, our stores in China totaled approximately 5.9 million retail square feet at the end of fiscal 2008, or about 12% of our total retail square footage. In fiscal 2008, our China retail stores generated average revenue of approximately $8.8 million per store.

As previously announced, we plan to open two to five Best Buy stores in Mexico in the second half of fiscal 2009 and project that we will open one or two Best Buy stores in Turkey in the early part of fiscal 2010.

We consolidate the financial results of our China operations on a two-month lag. Consistent with such consolidation, the financial and non-financial information presented in this filing relative to our China operations is also presented on a two-month lag.

Operations

Domestic Segment

U.S. Best Buy store operations are organized into eight territories. Each territory is divided into districts and is under the management of a retail field officer who oversees store performance through district managers. District managers monitor store operations and meet regularly with store managers to discuss merchandising, new product introductions, sales promotions, customer loyalty programs, employee satisfaction surveys and store operating performance. Advertising, merchandise purchasing and pricing, as well as inventory policies, are generally controlled centrally.

U.S. Best Buy stores are generally open 80 hours per week, seven days a week, with extended holiday hours. A typical store is staffed by one general manager and four managers. The average staff per store in fiscal 2008 was approximately 110 employees, including full-time, part-time and seasonal employees, and varied by store depending on sales volumes.

U.S. Best Buy stores use a standardized and detailed operating procedure called our Standard Operating Platform ("SOP"). The SOP includes procedures for inventory management, transaction processing, customer relations, store administration, product sales and services, and merchandise display. All stores are intended to operate in the same manner under the SOP.

Pacific Sales stores are typically managed by a store manager who also sells appliances. Pacific Sales stores are generally open 40 hours per week, five days a week. Depending on an individual store's volume and product offerings, store staffing includes approximately 10 noncommissioned sales personnel and approximately four sales support personnel. Corporate management for Pacific Sales stores generally controls advertising, merchandise purchasing and pricing, as well as inventory policies.

Magnolia Audio Video stores are typically managed by a store manager and an audio/video sales manager. Magnolia Audio Video stores are generally open 72 hours per week, seven days a week. Depending on an individual store's volume and product offerings, store staffing includes eight to 20 commissioned sales personnel and one to three hourly personnel. Corporate management for Magnolia Audio Video stores generally controls advertising, merchandise purchasing and pricing, as well as inventory policies.

International Segment

Canada store operations are organized to support two brands, each headed by a senior vice president. Each senior vice president has national management that closely monitors store operations and meets regularly with store managers to review management and staff training programs, customer feedback and requests, store operating performance and other matters. Meetings involving store management, product managers, and advertising, financial and administrative staff, as well as senior management, are held quarterly to review operating results and to establish future objectives.

Canada stores are generally open 60 to 75 hours per week, seven days a week. An average Future Shop store is staffed by a general manager, an operations manager, one to four department managers and 50 to 150 sales associates, including full-time and part-time sales associates. An average Canada Best Buy store is staffed with a general manager; assistant managers for operations, merchandising, inventory, sales and services; and 80 to 110 sales associates, including full-time and part-time sales associates. The number of sales associates is dependent upon store size and sales volume.

Canada stores use a standardized operating system. The operating system includes procedures for inventory management, transaction processing, customer relations, store administration, staff training and performance appraisals, as well as merchandise display. Advertising, merchandise purchasing and pricing, and inventory policies are centrally controlled.

Five Star stores are generally open 77 to 84 hours per week, seven days a week. A typical Five Star store is staffed by a general manager; six to 10 department managers; 27 to 100 full-time sales associates; and 50 to 200 vendor employees who sell products. Corporate management at Five Star centrally controls advertising, merchandise purchasing and pricing and inventory policies for major brand products, while management for individual regions control these operations for local brands. Meetings involving store management and corporate management are held on a regular basis to review operating results and establish future objectives.

Our China Best Buy store employs an operating model similar to our U.S. Best Buy and Canada Best Buy stores. Our China Best Buy store is staffed with a general manager; assistant managers for operations, merchandising, inventory and sales; and approximately 260 sales associates, including full-time and part-time sales associates. Advertising, merchandise purchasing and pricing, and inventory policies for our China Best Buy store are centrally controlled by corporate management. Meetings involving store management and corporate management are held on a regular basis to review operating results and to establish future objectives.

Merchandise

Domestic Segment

U.S. Best Buy stores have offerings in six revenue categories: consumer electronics, home office, entertainment software, appliances, services and other. Consumer electronics consists of video and audio products. Video products include televisions, digital cameras and accessories, digital camcorders and accessories and DVD players. Audio products include MP3 players and accessories, navigation products, home theater audio systems and components, and mobile electronics including car stereo and satellite radio products. The home office revenue category includes notebook and desktop computers, monitors, mobile phones, hard drives, networking and accessories. The entertainment software revenue category includes video gaming hardware and software, DVD movies, CDs and computer software. The appliances revenue category includes major appliances as well as small electrics. The services revenue category consists primarily of commissions from the sale of extended service contracts; revenue from computer-related services; product repair revenue; and delivery and installation revenue derived from home theater, mobile audio and appliances. The other revenue category includes non-core offerings such as snacks and beverages.

Pacific Sales stores have offerings in three revenue categories: appliances including plumbing, consumer electronics and services. Appliances consists of major appliances evenly split between high end and mass premium brands. Plumbing consists of kitchen and bath fixtures which include faucets, sinks, toilets and bath tubs. Consumer electronics consists of video and audio products, including televisions and home theater systems. The services revenue category consists primarily of repair services.

Magnolia Audio Video stores have offerings in three revenue categories: consumer electronics, home office and services. Consumer electronics consists of video and audio products. Video products include televisions, DVD players and accessories. Audio products include home theater audio systems and components, mobile electronics and accessories. The home office revenue category consists primarily of home theater furniture. The services revenue category consists primarily of home theater system installation and repair services as well as commissions from the sale of extended service contracts.

International Segment

Canada Best Buy and Future Shop stores have offerings in five revenue categories: consumer electronics, home office, entertainment software, services, other and, for Future Shop only, a sixth revenue category, appliances. Consumer electronics consists of video and audio products. Video products include televisions, digital cameras and accessories, DVD players, digital camcorders and accessories. Audio products include MP3 players, home theater audio systems and components, navigation products, mobile electronics and accessories. The home office revenue category includes desktop and notebook computers and their respective accessories, monitors, hard drives, printers and mobile phones. The entertainment software revenue category includes video game hardware and software, DVDs, CDs and computer software. The appliances revenue category includes major appliances as well as small electrics. The services revenue category includes commissions from the sale of extended service contracts, repair, delivery, computer services and home theater installation. The other revenue category includes non-core offerings.

Although Canada Best Buy and Future Shop stores offer similar revenue categories (except for appliances), there are differences in product brands and depth of selection within revenue categories. On average, approximately 35% of the product assortment (excluding entertainment software) overlaps between the two store brands.

China Best Buy and Five Star stores have offerings in four revenue categories: appliances, consumer electronics,

home office and services. Our China stores do not carry entertainment software. Appliances includes major appliances, air conditioners, small electrics and housewares. The consumer electronics revenue category consists of video and audio products, including televisions, digital cameras, MP3 players and accessories. The home office revenue category includes desktop and notebook computers, mobile phones, traditional telephones and accessories. The services revenue category includes computer support services.

Distribution

Domestic Segment

Generally, U.S. Best Buy stores' merchandise, except for major appliances and large-screen televisions, is shipped directly from manufacturers to our distribution centers located in California, Georgia, Indiana, Minnesota, New York, Ohio, Oklahoma and Virginia. Major appliances and large-screen televisions are shipped to satellite warehouses in each major market. U.S. Best Buy stores are dependent upon the distribution centers for inventory storage and shipment of most merchandise. However, in order to meet release dates for selected products and to improve inventory management, certain merchandise is shipped directly to our stores from manufacturers and distributors. All inventory is bar-coded and scanned to ensure accurate tracking. In addition, a computerized inventory replenishment program is used to manage inventory levels at each store. On average, U.S. Best Buy stores receive product shipments two or three times per week, with additional shipments during periods of high sales volume. Contract carriers ship merchandise from the distribution centers to stores. Generally, online merchandise sales are either picked up at U.S. Best Buy stores or fulfilled directly to customers through our distribution centers.

We receive and warehouse Pacific Sales stores' merchandise at a distribution center in California. All inventory is bar-coded or marked with vendor serial numbers to ensure accurate tracking. In addition, a computerized inventory replenishment program is used to manage inventory levels at each store. Most merchandise is fulfilled directly to customers through our distribution center.

We receive and warehouse Magnolia Audio Video stores' merchandise at either Magnolia Audio Video distribution centers in Washington and California or the U.S. Best Buy distribution center in California. All inventory is bar-coded and scanned to ensure accurate tracking. Merchandise is delivered to stores an average of three times per week pursuant to an in-house distribution system.

International Segment

Our Canada stores' merchandise is shipped directly from our suppliers to our distribution centers in British Columbia and Ontario. Our Canada stores are dependent upon the distribution centers for inventory storage and shipment of most merchandise. However, in order to meet release dates for selected products and to improve inventory management, certain merchandise is shipped directly to our stores from manufacturers and distributors. All inventory is bar-coded and scanned to ensure accurate tracking. In addition, a computerized inventory replenishment program is used to manage inventory levels at each store. Our Canada stores typically receive product shipments twice per week, with additional shipments during periods of high sales volume. Contract carriers ship merchandise from the distribution centers to stores.

We receive our Five Star stores' merchandise at more than 50 distribution centers and warehouses located throughout the Five Star retail chain, the largest of which is located in Nanjing, Jiangsu province. Our Five Star stores are dependent upon the distribution centers for inventory storage and shipment of most merchandise. Most merchandise is fulfilled directly to customers through our distribution centers and warehouses.

Our China Best Buy store's merchandise is shipped directly from our suppliers to our distribution center in Shanghai. Our China Best Buy store is dependent upon the distribution center for inventory storage and shipment of most merchandise. However, in order to meet release dates for selected products and to improve inventory management, certain merchandise is shipped directly to our store from manufacturers and distributors. In certain circumstances, merchandise is shipped directly to our customers from manufacturers and distributors. Our China Best Buy store typically receives product shipments three to four times per week, with additional shipments during periods of high sales volume.

Suppliers

Our strategy depends, in part, upon our ability to offer customers a broad selection of name-brand products and, therefore, our success is dependent upon satisfactory and stable supplier relationships. In fiscal 2008, our 20 largest suppliers accounted for just over 60% of the merchandise we purchased, with five suppliers — Sony, Hewlett-Packard, Samsung, Apple, and Toshiba — representing just over one-third of total merchandise purchased. The loss of or disruption in supply from any one of these major suppliers could have a material adverse effect on our revenue and earnings. We generally do not have long-term written contracts with our major suppliers that would require them to continue supplying us with merchandise. We have no indication that any of our suppliers plan to discontinue selling us merchandise. We have not experienced significant difficulty in maintaining satisfactory sources of supply, and we generally expect that adequate sources of supply will continue to exist for the types of merchandise we sell.

We operate global sourcing offices in China in order to purchase products directly from manufacturers in Asia. These offices have improved our product sourcing efficiency and provide us with the capability to offer private-label products that complement our existing product assortment. In the future, we expect purchases from our global sourcing offices to increase as a percentage of total purchases. We also believe that the expected increase in our global sourcing volumes will help drive gross profit rate improvements by lowering our overall product cost. At March 1, 2008, we operated three of these offices, but subsequently closed our sourcing office in Beijing.

Store Development

The addition of new stores has played, and we believe will continue to play, a significant role in our growth and success. Our store development program has historically focused on entering new markets; adding stores within existing markets; and relocating, remodeling and expanding existing stores in order to offer new products and services to our customers. During fiscal 2008, we opened 155 new stores, relocated nine stores and closed 18 stores. We offer Geek Squad support services in all Best Buy stores. At March 1, 2008, we offered the Apple store-within-a-store experience in 357 U.S. Best Buy stores, the Magnolia Home Theater store-within-a-store experience in 346 U.S. Best Buy stores and the Best Buy Mobile store-within-a-store experience in 181 U.S. Best Buy stores.

The following table reconciles U.S. Best Buy stores open at the beginning and end of each of the last five fiscal years:

Fiscal Year	Stores Opened	Stores Closed	Total Stores at End of Fiscal Year

Balance forward	NA	NA	548
2004	60	—	608
2005	61	(1)	668
2006	74	—	742
2007	80	—	822
2008	101	—	923

The following table reconciles Pacific Sales stores open at the beginning and end of each of the last two fiscal years:

Fiscal Year	Stores Opened	Stores Closed	Total Stores at End of Fiscal Year

Balance forward(1)	NA	NA	14
2007	—	—	14
2008	5	—	19
(1)
As of the March 7, 2006, date of acquisition

The following table reconciles Magnolia Audio Video stores open at the beginning and end of each of the last five fiscal years:

Fiscal Year	Stores Opened	Stores Closed	Total Stores at End of Fiscal Year

Balance forward	NA	NA	19
2004	3	—	22
2005	—	(2)	20
2006	—	—	20
2007	—	—	20
2008	—	(7)	13

The following table reconciles Best Buy Mobile stores open at the beginning and end of each of the last two fiscal years:

Fiscal Year	Stores Opened	Stores Closed	Total Stores at End of Fiscal Year

Balance forward	NA	NA	NA
2007(1)	5	—	5
2008	4	—	9
(1)
The Best Buy Mobile stand-alone store concept was test marketed in fiscal 2007.

The following table reconciles U.S. Geek Squad stores open at the beginning and end of each of the last five fiscal years:

Fiscal Year	Stores Opened	Stores Closed	Total Stores at End of Fiscal Year

Balance forward	NA	NA	NA
2004	1	—	1
2005	5	—	6
2006	7	(1)	12
2007	—	—	12
2008	—	(5)	7

The following table reconciles Future Shop stores open at the beginning and end of each of the last five fiscal years:

Fiscal Year	Stores Opened	Stores Closed	Total Stores at End of Fiscal Year

Balance forward	NA	NA	104
2004	4	—	108
2005	6	—	114
2006	5	(1)	118
2007	3	—	121
2008	10	—	131

The following table reconciles Canada Best Buy stores open at the beginning and end of each of the last five fiscal years:

Fiscal Year	Stores Opened	Stores Closed	Total Stores at End of Fiscal Year

Balance forward	NA	NA	8
2004	11	—	19
2005	11	—	30
2006	14	—	44
2007	3	—	47
2008	4	—	51

The following table reconciles Five Star stores open at the beginning and end of each of the last two fiscal years:

Fiscal Year	Stores Opened	Stores Closed	Total Stores at End of Fiscal Year

Balance forward(1)	NA	NA	131
2007	8	(4)	135
2008	31	(6)	160
(1)
As of the June 8, 2006, date of acquisition

The following table reconciles the China Best Buy store open at the beginning and end of each of the last two fiscal years:

Fiscal Year	Stores Opened	Stores Closed	Total Stores at End of Fiscal Year

Balance forward	NA	NA	NA
2007	1	—	1
2008	—	—	1

During fiscal 2009, we expect to open approximately 140 new stores in the U.S., Canada, China and Mexico. Most of the new stores will be opened in markets where we already have stores, leveraging our infrastructure and making shopping more convenient for our customers. In the U.S., we anticipate opening 85 to 100 new Best Buy stores, as well as relocating four existing Best Buy stores. We also expect to open five to ten Pacific Sales stores in western states. Additionally, we are extending our Best Buy Mobile experience to the majority of our U.S. Best Buy stores in the next 18 months. We will also look to improve the customer experience in the computing space by expanding our collaborative relationships with Dell, Hewlett-Packard and Toshiba, as well as adding Apple products and services to approximately 250 more U.S. Best Buy stores. In Canada, we expect to open approximately six Future Shop stores and six Best Buy stores, as well as close one Future Shop store and relocate six existing Future Shop stores. In China, we plan to open 20 to 25 Five Star stores. We also expect to open five to eight additional Best Buy stores in China in fiscal 2009. Finally, we anticipate extending our international presence by opening our first two to five stores in Mexico in the second half of fiscal 2009 and our first one or two stores in Turkey in the early part of fiscal 2010.

Additional information regarding our outlook for fiscal 2009 is included in the Outlook for Fiscal 2009 section of Item 7, Management's Discussion and Analysis of

Financial Condition and Results of Operations, of this Annual Report on Form 10-K.

Intellectual Property

We believe we own valuable intellectual property including trademarks, service marks and tradenames, some of which are of material importance to our business, and include "Best Buy," the "Yellow Tag" logo, "Best Buy Mobile," "Dynex," "Five Star," "Future Shop," "Geek Squad," "Insignia," "Magnolia Audio Video," "Pacific Sales," "Rocketfish" and "Speakeasy." Some of our intellectual property is the subject of numerous U.S. and foreign trademark and service mark registrations. Our trademark and service mark registrations in the U.S. generally have 10 year renewable terms. We believe our intellectual property has significant value and is an important factor in the marketing of our company, our stores and our Web sites. We also believe we own valuable intellectual property for which we have patents pending. We are not aware of any facts that could negatively impact our continuing use of any of our intellectual property.

In accordance with accounting principles generally accepted in the United States ("GAAP"), our balance sheets include the cost of acquired intellectual property only. The only material acquired intellectual properties presently included in our balance sheets are the Future Shop, Five Star, Pacific Sales and Speakeasy tradenames, which had a total carrying value of $97 million at the end of fiscal 2008. The values of these tradenames are based on the continuation of the Future Shop, Five Star, Pacific Sales and Speakeasy brands. We currently classify these tradenames as indefinite-lived intangible assets. If we were to abandon the Future Shop, Five Star, Pacific Sales or Speakeasy brand, we would incur an impairment charge based on the then-carrying value of the associated tradename.

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

Backlog

Our stores, call centers and online shopping sites do not have a material amount of backlog orders.

Government Contracts

No material portion of our business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of any government or government agencies or affiliates.

Competition

Our stores compete against other consumer electronics retailers, specialty home office retailers, mass merchants, home-improvement superstores and a number of direct-to-consumer alternatives. Our stores also compete against independent dealers, regional chain discount stores, wholesale clubs, video rental stores and other specialty retail stores. Mass merchants continue to increase their assortment of consumer electronics products, primarily those that are less complex to sell, install and operate, and have been expanding their product offerings into higher-end categories. Similarly, large home-improvement retailers are expanding their assortment of appliances. In addition, consumers are increasingly downloading entertainment and computer software directly via the Internet.

We compete principally on the basis of customer service; installation and support services; store environment, location and convenience; product assortment and availability; value pricing; and financing alternatives.

We believe our store experience, broad product assortment, store formats and brand marketing strategies differentiate us from most competitors by positioning our stores as the preferred destination for new technology and entertainment products in a fun and informative shopping environment. Our stores compete by aggressively advertising and emphasizing a complete product and service solution, value pricing and financing alternatives. In addition, our trained and knowledgeable sales and service staffs allow us to tailor the offerings to meet the needs of our customers.

Research and Development

We have not engaged in any material research and development activities during the past three fiscal years.

Environmental Matters

We are not aware of any federal, state or local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, that have materially affected, or will materially affect, our net earnings or competitive position, or have resulted or will result in material capital expenditures. During fiscal 2008, we had no material capital expenditures for environmental control facilities and no such material expenditures are anticipated in the foreseeable future.

Number of Employees

At the end of fiscal 2008, we employed approximately 150,000 full-time, part-time and seasonal employees worldwide. We consider our employee relations to be good. In the U.S., we offer our employees a wide array of company-paid benefits. We believe our benefits are competitive relative to others in our industry. In our operations outside the U.S., we have certain benefits that vary from those offered to our U.S. employees based on customary local practices and statutory requirements.

Financial Information About Geographic Areas

We operate two reportable segments: Domestic and International. Financial information regarding the Domestic and International geographic areas is included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Note 9, Segment and Geographic Information, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Available Information

We are subject to the reporting requirements of the Exchange Act and its rules and regulations. The Exchange Act requires us to file reports, proxy statements and other information with the U.S. Securities and Exchange Commission ("SEC"). Copies of these reports, proxy statements and other information can be read and copied at:

SEC Public Reference Room
100 F Street N.E.
Washington, D.C. 20549

Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

The SEC maintains a Web site that contains reports, proxy statements and other information regarding issuers that file electronically with the SEC. These materials may be obtained electronically by accessing the SEC's Web site at http://www.sec.gov.

We make available, free of charge on our Web site, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file these documents with, or furnish them to, the SEC. These documents are posted on our Web site at www.BestBuy.com — select the "For Our Investors" link and then the "SEC Filings" link.

We also make available, free of charge on our Web site, the charters of the Audit Committee, the Compensation and Human Resources Committee, the Finance and Investment Policy Committee and the Nominating, Corporate Governance and Public Policy Committee, as well as the Corporate Governance Principles of our Board of Directors ("Board") and our Code of Business Ethics (including any amendment to, or waiver from, a provision of our Code of Business Ethics) adopted by our Board. These documents are posted on our Web site at www.BestBuy.com — select the "For Our Investors" link and then the "Corporate Governance" link.

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

If we do not anticipate and respond to changing consumer preferences in a timely manner, our operating results could materially suffer.

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

Our results of operations could materially deteriorate if we fail to attract, develop and retain qualified employees.

Our performance is dependent on attracting and retaining a large and growing number of employees. We believe our competitive advantage is providing unique end-to-end solutions for each individual customer, which requires us to have highly trained and engaged employees. Our success depends in part upon our ability to attract, develop and retain a sufficient number of qualified employees, including store, service and administrative personnel. The turnover rate in the retail industry is high, and qualified individuals of the requisite caliber and number needed to fill these positions may be in short supply in some areas. Competition for such qualified individuals could require us to pay higher wages to attract a sufficient number of employees. Our inability to recruit a sufficient number of qualified individuals in the future may delay planned openings of new stores or affect the speed with which we expand initiatives such as Best Buy Mobile, services and our international operations. Delayed store openings, significant increases in employee turnover rates or significant increases in labor costs could have a material adverse effect on our business, financial condition and results of operations.

We face strong competition from traditional store-based retailers, Internet businesses and other forms of retail commerce, which could materially adversely affect our revenue and profitability.

The retail business is highly competitive. We compete for customers, employees, locations, products and other important aspects of our business with many other local, regional, national and international retailers. Pressure from our competitors, some of which have a greater market presence and financial resources than we do, could require us to reduce our prices or increase our costs of doing business. As a result of this competition, we may experience lower revenue and/or higher operating costs, which could materially adversely affect our results of operations.

General economic conditions, a decline in consumer discretionary spending or other conditions may materially adversely impact our sales in a disproportionate fashion.

We sell products and services that consumers tend to view as conveniences rather than necessities. As a result, our results of operations are more sensitive to changes in general economic conditions that impact consumer spending, including discretionary spending. Future economic conditions and other factors including consumer confidence, employment levels, interest rates, tax rates, consumer debt levels, fuel and energy costs and the availability of consumer credit could reduce consumer spending or change consumer purchasing habits. A general slowdown in the U.S. economy or in the global economy, or an uncertain economic outlook, could materially adversely affect consumer spending habits and our operating results.

The domestic and international political situation also affects consumer confidence. The outcomes of political races and the threat or outbreak of terrorism or other hostilities could lead to a decrease in consumer spending. Any of these events and factors could cause a decrease in revenue or an increase in inventory markdowns or certain operating expenses, which could materially adversely affect our results of operations.

Our growth strategy includes expanding our business, both in existing markets and by opening stores in new markets.

Our future growth is dependent, in part, on our ability to build, buy or lease new stores. We compete with other retailers and businesses for suitable locations for our stores. Local land use, local zoning issues, environmental regulations and other regulations applicable to the types of stores we desire to construct may impact our ability to find suitable locations, and also influence the cost of building, buying and leasing our stores. We also may have difficulty negotiating real estate purchase agreements and leases on acceptable terms. Failure to manage effectively these and other similar factors will affect our ability to build, buy and lease new stores, which may have a material adverse effect on our future profitability.

We seek to expand our business in existing markets in order to attain a greater overall market share. Because our stores typically draw customers from their local areas, a new store may draw customers away from our nearby existing stores and may cause customer traffic and comparable store sales performance to decline at those existing stores.

We also intend to open stores in new markets. The risks associated with entering a new market include difficulties in attracting customers due to a lack of customer familiarity with our brand, our lack of familiarity with local customer preferences, seasonal differences in the market and our ability to obtain the necessary governmental approvals. In addition, entry into new markets may bring us into competition with new competitors or with existing competitors with a large, established market presence. We cannot ensure that our new stores will be profitably deployed; as a result, our future profitability may be materially adversely affected.

Risks associated with the vendors from whom our products are sourced could materially adversely affect our revenue and gross profit.

The products we sell are sourced from a wide variety of domestic and international vendors. Global sourcing has become an increasingly important part of our business and positively affects our financial performance. Our 20 largest suppliers account for just over 60% of the merchandise we purchase. If any of our key vendors fails to supply us with products, we may not be able to meet the demands of our customers and our revenue could materially decline. We require all of our vendors to comply with applicable laws, including labor and environmental laws, and otherwise be certified as meeting our required vendor standards of conduct. Our ability to find qualified vendors who meet our standards and supply products in a timely and efficient manner is a significant challenge, especially with respect to goods sourced from outside the U.S. Political or financial instability, merchandise quality issues, product safety concerns, trade restrictions, work stoppages, tariffs, foreign currency exchange rates, transportation capacity and costs, inflation, outbreak of pandemics and other factors relating to foreign trade are beyond our control. These and other issues affecting our vendors could materially adversely affect our revenue and gross profit.

We are subject to certain regulatory and legal developments which could have a material adverse impact on our business.

Our regulatory and legal environment exposes us to complex compliance and litigation risks that could materially adversely affect our operations and financial results. The most significant compliance and litigation risks we face are:

  •
  The difficulty in complying with sometimes conflicting regulations in local, national or international jurisdictions and new or changing regulations that affect how we operate;

  •
  The impact of changes in tax laws (or interpretations thereof) and accounting standards; and

  •
  The impact of litigation trends, including class action lawsuits involving consumers and shareholders, and labor and employment matters.

Defending against lawsuits and other proceedings may involve significant expense and divert management's attention and resources from other matters.

Our International activities subject us to risks associated with the legislative, judicial, accounting, regulatory, political and economic conditions specific to the countries or regions in which we operate, which could materially adversely affect our financial performance.

We have a presence in various foreign countries including Bermuda, Canada, China, Luxembourg, Mexico, the Republic of Mauritius, Turkey, Turks and Caicos, and the United Kingdom. During fiscal 2008, our International operations generated 17% of our revenue. Our growth strategy includes expansion into new or existing international markets, and we expect that our International operations will account for a larger portion of our revenue in the future. Our future operating results in these countries and in other countries or regions throughout the world where we may operate in the future could be materially adversely affected by a variety of factors, many of which are beyond our control including political conditions, economic conditions, legal and regulatory constraints and foreign currency regulations.

In addition, foreign currency exchange rates and fluctuations may have an impact on our future costs or on future cash flows from our International operations, and could materially adversely affect our financial performance. Moreover, the economies of some of the countries in which we have operations have in the past suffered from high rates of inflation and currency devaluations, which, if they occurred again, could materially adversely affect our financial performance. Other factors which may materially adversely impact our International operations include foreign trade, monetary, tax and fiscal policies both of the U.S. and of other countries; laws, regulations and other activities of foreign governments, agencies and similar organizations; and maintaining facilities in countries which have historically been less stable than the U.S..

Additional risks inherent in our International operations generally include, among others, the costs and difficulties of managing international operations, adverse tax consequences and greater difficulty in enforcing intellectual property rights in countries other than the U.S.. The various risks inherent in doing business in the U.S. generally also exist when doing business outside of the U.S., and may be exaggerated by the difficulty of doing business in numerous sovereign jurisdictions due to differences in culture, laws and regulations.

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

A disruption in our relationship with Accenture, who manages our information technology and human resources operations and conducts certain procurement activities, could materially adversely affect our business and results of operations.

We have engaged Accenture LLP ("Accenture"), a global management consulting, technology services and outsourcing company, to manage significant portions of our information technology and human resources operations as well as to conduct certain procurement activities. We rely heavily on our management information systems for inventory management, distribution and other functions. We also rely heavily on human resources support to attract, develop and retain a sufficient number of qualified employees. We also use Accenture to provide procurement support to research and purchase certain non-merchandise products and services. Any disruption in our relationship with Accenture could result in decreased revenue and increased overhead costs, causing our business and results of operations to suffer materially.

Failure to protect the integrity and security of our customers' information could expose us to litigation and materially damage our standing with our customers.

The use of individually identifiable data by our business and our business associates is regulated at the state, federal and international levels. Increasing costs associated with information security — such as increased investment in technology, the costs of compliance with consumer protection laws and costs resulting from consumer fraud — could cause our business and results of operations to suffer materially. Additionally, the success of our online operations depends upon the secure transmission of confidential information over public networks, including the use of cashless payments. While we are taking significant steps to protect customer and confidential information, there can be no assurance that advances in computer capabilities, new discoveries in the field of cryptography or other developments will prevent the compromise of our customer transaction processing capabilities and personal data. If any such compromise of our security were to occur, it could have a material adverse effect on our reputation, operating results and financial condition. Any such compromise may materially increase the costs we incur to protect against such information security breaches and could subject us to additional legal risk.

Failure in our pursuit or execution of new business ventures, strategic alliances and acquisitions could have a material adverse impact on our business.

Our growth strategy includes expansion via new business ventures, strategic alliances and acquisitions. Assessing a potential growth opportunity involves extensive due diligence. However, the amount of information we can obtain about a potential growth opportunity may be limited, and we can give no assurance that new business ventures, strategic alliances and acquisitions will positively affect our financial performance or will perform as planned. Integrating new stores and concepts can be a difficult task. Cultural differences in some markets into which we expand or into which we introduce new retail concepts may result in customers in those markets being less receptive than originally anticipated. These types of transactions may divert our capital and our management's attention from other business issues and opportunities. We may not be able to successfully assimilate or integrate companies that we acquire, including their personnel, financial systems, distribution, operations and general operating procedures. We may also encounter challenges in achieving appropriate internal control over financial reporting in connection with the integration of an acquired company. If we fail to assimilate or integrate acquired companies successfully, our business and operating results could suffer materially.

We are highly dependent on the cash flows and net earnings we generate during our fourth fiscal quarter, which includes the majority of the holiday selling season.

Approximately one-third of our revenue and more than one-half of our net earnings are generated in our fourth fiscal quarter, which includes the majority of the holiday shopping season in the U.S. and Canada. Unexpected events or developments such as natural or man-made disasters, product sourcing issues or adverse economic conditions in our fourth quarter could have a material adverse effect on our revenue and earnings.

The foregoing should not be construed as an exhaustive list of all factors that could cause actual results to differ materially from those expressed in forward-looking statements made by us or on our behalf.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Stores, Distribution Centers and Corporate Facilities

Domestic Segment

The following table summarizes the geographic location of our Domestic segment stores at the end of fiscal 2008:

	U.S. Best Buy Stores	Pacific Sales Stores	Magnolia Audio Video Stores	Best Buy Mobile Stores(1)	U.S. Geek Squad Stores

Alabama	12	—	—	—	—
Alaska	1	—	—	—	—
Arizona	24	—	—	—	—
Arkansas	6	—	—	—	—
California	103	19	8	—	2
Colorado	18	—	—	—	1
Connecticut	10	—	—	—	—
Delaware	4	—	—	—	—
District of Columbia	1	—	—	—	—
Florida	50	—	—	—	—
Georgia	28	—	—	—	1
Hawaii	2	—	—	—	—
Idaho	5	—	—	—	—
Illinois	54	—	—	—	—
Indiana	19	—	—	—	—
Iowa	12	—	—	—	—
Kansas	8	—	—	—	—
Kentucky	9	—	—	—	—
Louisiana	12	—	—	—	—
Maine	6	—	—	—	—
Maryland	22	—	—	—	—
Massachusetts	25	—	—	—	—
Michigan	32	—	—	—	—
Minnesota	25	—	—	—	2
Mississippi	7	—	—	—	—
Missouri	19	—	—	—	—
Montana	3	—	—	—	—
Nebraska	5	—	—	—	—
Nevada	9	—	—	—	—
New Hampshire	6	—	—	—	—
New Jersey	21	—	—	—	—
New Mexico	5	—	—	—	—
New York	43	—	—	5	—
North Carolina	27	—	—	4	—
North Dakota	4	—	—	—	—
Ohio	37	—	—	—	—
Oklahoma	9	—	—	—	—
Oregon	9	—	1	—	—
Pennsylvania	30	—	—	—	—
Puerto Rico	1	—	—	—	—
Rhode Island	1	—	—	—	—
South Carolina	14	—	—	—	—
South Dakota	2	—	—	—	—
Tennessee	14	—	—	—	—
Texas	89	—	—	—	1
Utah	9	—	—	—	—
Vermont	1	—	—	—	—
Virginia	28	—	—	—	—
Washington	20	—	4	—	—
West Virginia	2	—	—	—	—
Wisconsin	20	—	—	—	—

Total	923	19	13	9	7

(1)
Store counts have been adjusted to reflect Best Buy Mobile stand-alone stores test marketed in New York in fiscal 2007.

Note: At the end of fiscal 2008, we owned 24 of our U.S. Best Buy locations. Also at the end of fiscal 2008, we operated 32 U.S. Best Buy stores with owned improvements on leased land. All other stores in the Domestic segment at the end of fiscal 2008 were leased.

At the end of fiscal 2008, we operated 923 U.S. Best Buy stores, 19 Pacific Sales stores, 13 Magnolia Audio Video stores, nine Best Buy Mobile stand-alone stores and seven Geek Squad stand-alone stores, totaling approximately 37.5 million retail square feet.

We service the operations of the Domestic segment primarily with the following distribution centers:

Location	Square Footage	Owned or Leased

Dinuba, California	1,028,000	Owned
Findlay, Ohio	1,010,000	Leased
Nichols, New York	720,000	Owned
Ardmore, Oklahoma	720,000	Owned
Franklin, Indiana	714,000	Owned
Staunton, Virginia	709,000	Leased
Dublin, Georgia	700,000	Leased
Bloomington, Minnesota	425,000	Leased
Whittier, California	305,000	Leased

Total	6,331,000

We also lease approximately 3.0 million square feet of space in 13 satellite warehouses in metropolitan markets for home delivery of major appliances and large-screen televisions. We also lease approximately 0.2 million square feet of space in Louisville, Kentucky, that is used by our Geek Squad operations to service notebook and desktop computers.

Our principal corporate office is located in Richfield, Minnesota, and is an owned facility consisting of four interconnected buildings totaling approximately 1.5 million square feet. Accenture, who manages our information technology and human resources operations and conducts certain procurement activities for us, and certain other of our vendors who provide us with a variety of additional corporate services, occupy a portion of our principal corporate office. We also lease an aggregate of approximately 0.1 million square feet of corporate office space in California for our Pacific Sales operations and in Washington for both our Magnolia Audio Video and Speakeasy operations.

International Segment

The following table summarizes the geographic location of our International segment stores at the end of fiscal 2008:

	Canada		China
	Canada Best Buy Stores	Future Shop Stores	China Best Buy Stores	Five Star Stores

Alberta	7	15
British Columbia	7	21
Manitoba	2	5
New Brunswick	—	3
Newfoundland	—	1
Nova Scotia	1	3
Ontario	25	55
Prince Edward Island	—	1
Quebec	8	24
Saskatchewan	1	3
Anhui			—	12
Henan			—	9
Jiangsu			—	99
Shandong			—	9
Shanghai			1	—
Sichuan			—	6
Yunnan			—	4
Zhejiang			—	21

Total	51	131	1	160

Note: At the end of fiscal 2008, we owned three of our Canada Best Buy stores, six of our Five Star stores and our China Best Buy store. All other stores in the International segment at the end of fiscal 2008 were leased.

At the end of fiscal 2008, we operated 131 Future Shop stores, 51 Canada Best Buy stores, 160 Five Star stores and one China Best Buy store, totaling approximately 11.1 million retail square feet.

We lease approximately 1.1 million square feet of distribution center space in Brampton, Ontario, and approximately 0.4 million square feet of distribution center space in Vancouver, British Columbia, to service our Canada operations.

We also lease approximately 1.0 million square feet of distribution center space in Jiangsu province, and an additional approximately 0.6 million square feet of distribution center space throughout the Five Star retail chain to support our Five Star distribution network. We lease less than 0.1 million square feet of distribution center space in Shanghai to service our Best Buy China operations.

The principal office for our Canada operations is located in a 141,000-square-foot leased facility in Burnaby, British Columbia. The principal office for our Five Star operations is located in a 46,000-square-foot owned facility in Nanjing, Jiangsu. The principal office for our China Best Buy operations is located in a 27,000-square-foot leased facility in Shanghai. In addition, our International operations lease a 4,000-square foot facility in Vancouver, British Columbia.

Global Sourcing

In support of our global sourcing initiative, we lease office space in China totaling approximately 45,000 square feet at the end of fiscal 2008.

Operating Leases

Almost all of our stores and a majority of our distribution facilities are leased. Terms of the lease agreements generally range from 10 to 20 years. Most of the leases contain renewal options and rent escalation clauses.

Additional information regarding our operating leases is available in Note 6, Leases, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Item 3. Legal Proceedings.

On December 8, 2005, a purported class action lawsuit captioned, Jasmen Holloway, et al. v. Best Buy Co., Inc., was filed against us in the U.S. District Court for the Northern District of California. This federal court action alleges that we discriminate against women and minority individuals on the basis of gender, race, color and/or national origin in our stores with respect to our employment policies and practices. The action seeks an end to discriminatory policies and practices, an award of back and front pay, punitive damages and injunctive relief, including rightful place relief for all class members. We believe the allegations are without merit and intend to defend this action vigorously.

We are involved in various other legal proceedings arising in the normal course of conducting business. We believe the amounts provided in our consolidated financial statements, as prescribed by GAAP, are adequate in light of the probable and estimable liabilities. The resolution of those proceedings is not expected to have a material effect on our results of operations or financial condition.

Executive Officers of the Registrant
(As of March 1, 2008)

Name	Age	Position With the Company	Years With the Company

Richard M. Schulze	67	Founder and Chairman of the Board	42
Bradbury H. Anderson	58	Vice Chairman and Chief Executive Officer	35
Allen U. Lenzmeier	64	Vice Chairman	24
Brian J. Dunn	47	President and Chief Operating Officer	23
James L. Muehlbauer(1)	46	Enterprise Chief Financial Officer (Interim)	6
Robert A. Willett	61	Chief Executive Officer — Best Buy International and Chief Information Officer	4
Shari L. Ballard	41	Executive Vice President — Retail Channel Management	15
David P. Berg	46	Executive Vice President — International Strategy and Corporate Development	6
Thomas C. Healy(2)	46	Executive Vice President — Best Buy For Business	18
Kevin T. Layden	47	Chief Operating Officer — Best Buy International	11
Timothy D. McGeehan	41	Executive Vice President — Best Buy Mobile Worldwide	20
David J. Morrish	50	Executive Vice President — Connected Digital Solutions	10
Kalendu Patel	44	Executive Vice President — Emerging Business	5
Jonathan E. Pershing	37	Executive Vice President — Human Capital	19
Michael J. Pratt	40	President — Best Buy Canada	17
Michael A. Vitelli	52	Executive Vice President — Customer Operating Groups	4
Joseph M. Joyce	56	Senior Vice President, General Counsel and Assistant Secretary	17
John Noble	49	Senior Vice President and Chief Financial Officer — Best Buy International	6
Ryan D. Robinson	42	Senior Vice President, U.S. SBU CFO and Treasurer	6
Susan S. Grafton	51	Vice President, Controller and Chief Accounting Officer	7

(1)
Effective April 18, 2008, our Board appointed Mr. Muehlbauer, Executive Vice President — Finance and Chief Financial Officer.

(2)
Effective April 26, 2008, Mr. Healy resigned from Best Buy.

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

Bradbury H. Anderson has been a director since August 1986 and is currently our Vice Chairman and Chief Executive Officer. He assumed the responsibility of Chief Executive Officer in June 2002, having previously served as President and Chief Operating Officer since April 1991. He has been employed in various capacities with us since 1973. In addition, he serves on the board of General Mills, Inc. and the Retail Industry Leaders Association, as well as on the boards of the American Film Institute, Minnesota Early Learning Foundation, The Best Buy Children's Foundation, Minnesota Public Radio and Waldorf College.

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

Brian J. Dunn was named President and Chief Operating Officer in February 2006. Prior to his promotion to his current position, he served as President — Retail, North America since December 2004. Mr. Dunn joined us in 1985 and has held positions as Executive Vice President, Senior Vice President, Regional Vice President, regional manager, district manager and store manager. He serves on the board of Dick's Sporting Goods, Inc.

James L. Muehlbauer was named Executive Vice President — Finance and Chief Financial Officer in April 2008. Previously, he served as Enterprise Chief Financial Officer (Interim), Chief Financial Officer — Best Buy U.S., Senior Vice President — Finance, and Vice President and Chief Financial Officer — Musicland. Prior to joining us, Mr. Muehlbauer spent 10 years with The Pillsbury Company, a consumer packaged goods company, where he held various senior-level finance management positions, including Vice President and Worldwide Controller, Vice President of Operations, divisional finance director, director of mergers and acquisitions, and director of internal audit. A certified public accountant (inactive), Mr. Muehlbauer spent eight years with Coopers & Lybrand LLP and most recently served as a senior manager in the firm's audit and consulting practice.

Robert A. Willett is our Chief Executive Officer — Best Buy International and Chief Information Officer. He previously served as Executive Vice President — Operations from 2004 to 2006. In 2002, we engaged Mr. Willett as a consultant and special advisor to our Board on matters relating to operational efficiency and excellence. Prior to that, he was the global managing partner for the retail practice at Accenture LLP, a global management consulting, technology services and outsourcing company, and was also a member of its Executive Committee. Mr. Willett launched his career in store management at Marks & Spencer P.L.C., a leading British department store chain, and has held executive positions of managing director and group CEO at other retailers in Europe.

Shari L. Ballard was named Executive Vice President — Retail Channel Management in September 2007. Previously, she served as Executive Vice President — Human Resources and Legal since December 2004. Ms. Ballard joined us in 1993 and has held positions as Senior Vice President, Vice President, and general and assistant store manager.

David P. Berg was named Executive Vice President — International Strategy and Corporate Development in March 2008. Prior to his strategy and development role, he was Senior Vice President and Chief Operating Officer of Best Buy International. Mr. Berg joined Best Buy in 2002 as Vice President and Associate General Counsel.

Thomas C. Healy resigned from Best Buy in April 2008. He had been Executive Vice President — Best Buy For Business since December 2004. Mr. Healy joined us in 1990 and held positions as President — Best Buy International, Senior Vice President, Regional Vice President, district manager and store manager.

Kevin T. Layden was named Chief Operating Officer — Best Buy International in January 2008. He previously served as President and Chief Operating Officer — Best Buy Canada (formerly Future Shop Ltd.) with responsibility for both our Future Shop and Canada Best Buy operations. Mr. Layden joined us in 1997 as Vice President — Merchandising. Before joining Best Buy, he spent approximately 17 years with Circuit City Stores, Inc., a retailer of consumer electronics, serving in positions of increasing responsibility, including most recently as assistant vice president and general manager for New York. Mr. Layden also serves on the board of the Business Council of British Columbia and is the chairman of the Retail Council of Canada. He is a trustee, board member and audit committee member of Tree Island Industries, Inc. and serves as a cabinet member of the United Way for Lower Mainland Vancouver.

Timothy D. McGeehan was named Executive Vice President — Best Buy Mobile Worldwide in October 2007. Mr. McGeehan joined us in 1988 and has held positions as Executive Vice President — Retail Sales, Senior Vice President, Regional Vice President, regional manager, district manager and store manager.

David J. Morrish became Executive Vice President — Connected Digital Solutions in March 2008. Mr. Morrish joined us in 1998 as Vice President, Merchandising and most recently served as a Senior Vice President — PC Mobility Solutions. Prior to joining us, he spent 17 years with Sears Canada Inc., where he held a variety of positions of increasingly responsibility including as vice president/general merchandising manager.

Kalendu Patel was named Executive Vice President — Emerging Business in September 2007. Mr. Patel joined us in 2003 and has held positions as Executive Vice President — Strategy and International, Senior Vice President and Vice President. Prior to joining us, Mr. Patel was a partner at Strategos, a strategic consulting firm.

Prior to that, he held various positions with KPMG Consulting Inc. and Courtaulds PLC in the U.K.

Jonathan E. Pershing was named Executive Vice President — Human Capital in December 2007. Mr. Pershing joined us in 1989 as a retail manager. He has held various positions, including Divisional Manager — Loss Prevention, Vice President — Retail Operations for Musicland and Vice President — Organizational Alignment. He serves as a member of the board of directors for Project Success in theTwin Cities.

Michael J. Pratt became President — Best Buy Canada in January 2008. Prior to his new role, Mr. Pratt was a Senior Vice President of Best Buy Canada. He has held numerous roles in his 17 years with Future Shop and Best Buy Canada, most recently responsible for Best Buy stores, marketing, advertising, store design and Canada's Commercial Sales Group.

Michael A. Vitelli became Executive Vice President — Customer Operating Groups in March 2008. Mr. Vitelli joined us in February 2004 and has held positions such as Senior Vice President and General Manager — Home Solutions. Prior to joining us, his professional career included 23 years at Sony Electronics, Inc., serving in positions of increasing responsibility, including executive vice president of Sony's Visual Products Company. Mr. Vitelli serves on the boards of the National Consumer Technology Industry chapter of the Anti-Defamation League where he serves as the industry chair and the National Multiple Sclerosis Society's Minnesota Chapter.

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

Ryan D. Robinson was named Senior Vice President, U.S. SBU CFO and Treasurer in December 2007. Mr. Robinson joined us in 2002 and has held positions as Senior Vice President and Chief Financial Officer — New Growth Platforms, Senior Vice President — Finance and Treasurer, and Vice President — Finance and Treasurer. Prior to joining us, he spent 15 years at ABN AMRO Holding N.V., an international bank, and most recently served as senior vice president and director of that financial institution's North American private-equity activities. Mr. Robinson also held management positions in ABN AMRO Holding N.V.'s corporate finance, finance advisory, acquisitions and asset securitization divisions.

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

	Sales Price
	High	Low

Fiscal 2008
First Quarter	$50.19	$44.70
Second Quarter	49.44	41.85
Third Quarter	51.98	42.39
Fourth Quarter	53.90	41.92
Fiscal 2007
First Quarter	$59.50	$50.49
Second Quarter	55.51	43.51
Third Quarter	58.49	44.53
Fourth Quarter	56.69	45.08

Holders

As of April 25, 2008, there were 3,540 holders of record of Best Buy common stock.

Dividends

In fiscal 2004, our Board initiated the payment of a regular quarterly cash dividend. A quarterly cash dividend has been paid in each subsequent quarter and have historically increased each year. Effective with the quarterly cash dividend paid in the third quarter of fiscal 2007, we increased our quarterly cash dividend per common share by 25% to $0.10 per common share per quarter. Effective with the quarterly cash dividend paid in the third quarter of fiscal 2008, we increased our quarterly cash dividend per common share by 30% to $0.13 per common share per quarter. The payment of cash dividends is subject to customary legal and contractual restrictions.

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

In June 2007, our Board authorized a $5.5 billion share repurchase program. The program, which became effective on June 26, 2007, terminated and replaced a $1.5 billion share repurchase program authorized by our Board in June 2006. There is no expiration date governing the period over which we can make our share repurchases under the June 2007 share repurchase program.

In accordance with our June 2007 share repurchase program, on June 26, 2007, we entered into an accelerated share repurchase ("ASR") program authorized by the Board. The ASR program consisted of two agreements to purchase shares of our common stock from Goldman, Sachs & Co. ("Goldman") for an aggregate purchase price of $3.0 billion. The ASR program concluded in February 2008.

During the fourth quarter of fiscal 2008, we received from Goldman and retired 10.1 million shares under the ASR program. Total aggregate shares delivered to us under the ASR program totaled 65.8 million shares at an average purchase price of $45.59 per share. At the end of fiscal 2008, $2.5 billion of the $5.5 billion of the share repurchase program authorized by our Board in June 2007 was available for future share repurchases.

We consider several factors in determining when to make share repurchases including, among other things, our cash needs and the market price of our stock. We expect that cash provided by future operating activities, as well as available cash and cash equivalents and short-term investments, will be the sources of funding for our share repurchase program. Based on the anticipated amounts to be generated from those sources of funds in relation to the remaining authorization approved by our Board under the June 2007 share repurchase program, we do not expect that future share repurchases will have a material impact on our short-term or long-term liquidity.

The following table presents the total number of shares repurchased during the fourth quarter of fiscal 2008 by fiscal month, the average price paid per share, the number of shares that were purchased as part of a publicly announced repurchase plan, and the approximate dollar value of shares that may yet be purchased pursuant to the $5.5 billion share repurchase program as of the end of fiscal 2008:

Fiscal Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)

December 2, 2007, through January 5, 2008	—	—	—	$2,500,000,000
January 6, 2008, through February 2, 2008	2,567,332	$45.59	2,567,332	2,500,000,000
February 3, 2008, through March 1, 2008	7,539,054	45.59	7,539,054	2,500,000,000

Total Fiscal 2008 Fourth Quarter	10,106,386	$45.59	10,106,386	$2,500,000,000

(1)
In accordance with our June 2007 share repurchase program, on June 26, 2007, we entered into an ASR program authorized by the Board. The ASR program consisted of two agreements to purchase shares of our common stock from Goldman for an aggregate purchase price of $3.0 billion. This program concluded in February 2008. Total aggregate shares delivered to us under the ASR program totaled 65.8 million shares at an average purchase price of $45.59 per share, which is reflected in "Average Price Paid per Share" above. During the fourth quarter of fiscal 2008, we received from Goldman and retired 10.1 million shares. Shares purchased pursuant to the ASR program are presented under "Total Number of Shares Purchased" and "Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs" in the periods in which they were received. For additional information regarding our common stock repurchases, see Note 5, Shareholders' Equity, of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

(2)
"Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs" reflects our $5.5 billion share repurchase program less the $3.0 billion purchased under the ASR program. There is no stated expiration for the June 2007 share repurchase program.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about our common stock that may be issued under our equity compensation plans as of March 1, 2008.

Plan Category	Securities to Be Issued Upon Exercise of Outstanding Options		Weighted Average Exercise Price per Share(1)	Securities Available for Future Issuance(2)

Equity compensation plans approved by security holders(3)	31,066,404	(4)	$39.73	20,522,135
Equity compensation plans not approved by security holders(5)	11,250		34.44	NA

Total	31,077,654		$39.73	20,522,135

(1)
Includes weighted-average exercise price of outstanding stock options only.

(2)
Includes 2,712,535 shares of our common stock which have been reserved for issuance under the Best Buy Co., Inc. 2003 Employee Stock Purchase Plan.

(3)
Includes the 1994 Full-Time Non-Qualified Stock Option Plan, the 1997 Directors' Non-Qualified Stock Option Plan, the 1997 Employee Non-Qualified Stock Option Plan, the Assumed Musicland 1998 Stock Incentive Plan, the 2000 Restricted Stock Award Plan, and the 2004 Omnibus Stock and Incentive Plan.

(4)
Includes grants of stock options and performance-based and time-based restricted stock.

(5)
Represents non-plan options issued to one of our executive officers in 2002 in consideration of his service to the Board prior to his employment with us.

Best Buy Stock Comparative Performance Graph

The information contained in this Best Buy Stock Comparative Performance Graph section shall not be deemed to be "soliciting material" or "filed" or incorporated by reference in future filings with the SEC, or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, except to the extent that we specifically incorporate it by reference into a document filed under the Securities Act of 1933 or the Securities Exchange Act of 1934.

The graph below compares the cumulative total shareholder return on Best Buy common stock for the last five fiscal years with the cumulative total return on the Standard & Poor's 500 Index ("S&P 500"), of which we are a component, and the Standard & Poor's Retailing Group Industry Index ("S&P Retailing Group"), of which we are a component. The S&P Retailing Group is a capitalization-weighted index of domestic equities traded on the NYSE, the American Stock Exchange and NASDAQ, and includes high-capitalization stocks representing the retail sector of the S&P 500.

The graph assumes an investment of $100 at the close of trading on February 28, 2003, the last trading day of fiscal 2003, in Best Buy common stock, the S&P 500 and the S&P Retailing Group.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Best Buy Co., Inc., the S&P 500
and the S&P Retailing Group

	FY03	FY04	FY05	FY06	FY07	FY08

Best Buy Co., Inc.	$100.00	$184.49	$180.48	$285.16	$246.23	$230.68
S&P 500	100.00	138.52	148.19	160.63	179.86	173.39
S&P Retailing Group	100.00	150.88	163.04	182.98	203.89	157.55
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

Five-Year Financial Highlights

$ in millions, except per share amounts

Fiscal Year	2008	2007(1)	2006(2)	2005(3)	2004

Consolidated Statements of Earnings Data
Revenue	$40,023	$35,934	$30,848	$27,433	$24,548
Operating income	2,161	1,999	1,644	1,442	1,304
Earnings from continuing operations	1,407	1,377	1,140	934	800
Loss from discontinued operations, net of tax	—	—	—	—	(29)
Gain (loss) on disposal of discontinued operations, net of tax	—	—	—	50	(66)
Net earnings	1,407	1,377	1,140	984	705
Per Share Data(4)
Continuing operations	$3.12	$2.79	$2.27	$1.86	$1.61
Discontinued operations	—	—	—	—	(0.06)
Gain (loss) on disposal of discontinued operations	—	—	—	0.10	(0.13)
Net earnings	3.12	2.79	2.27	1.96	1.42
Cash dividends declared and paid	0.46	0.36	0.31	0.28	0.27
Common stock price:
High	53.90	59.50	56.00	41.47	41.80
Low	41.85	43.51	31.93	29.25	17.03
Operating Statistics
Comparable store sales gain(5)	2.9%	5.0%	4.9%	4.3%	7.1%
Gross profit rate	23.9%	24.4%	25.0%	23.7%	23.9%
Selling, general and administrative expenses rate	18.5%	18.8%	19.7%	18.4%	18.6%
Operating income rate	5.4%	5.6%	5.3%	5.3%	5.3%
Year-End Data
Current ratio(6)(7)	1.1	1.4	1.3	1.4	1.3
Total assets(6)	$12,758	$13,570	$11,864	$10,294	$8,652
Debt, including current portion(6)	816	650	596	600	850
Total shareholders' equity	4,484	6,201	5,257	4,449	3,422
Number of stores
Domestic(8)	971	873	774	694	631
International	343	304	167	144	127
Total(8)	1,314	1,177	941	838	758
Retail square footage (000s)(9)
Domestic(8)	37,511	34,092	30,874	28,513	26,699
International	11,069	9,419	4,652	4,057	3,587
Total(8)	48,580	43,511	35,526	32,570	30,286
(1)
Fiscal 2007 included 53 weeks. All other periods presented included 52 weeks.

(2)
In the first quarter of fiscal 2006, we early-adopted the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), Share-Based Payment ("123(R)"), requiring us to recognize expense related to the fair value of our stock-based compensation awards. We elected the modified prospective transition method as permitted by SFAS No. 123(R) and, accordingly, financial results for years prior to fiscal 2006 have not been restated. Stock-based compensation expense in fiscal 2008, 2007 and 2006 was $105 ($72 net of tax), $121 ($82 net of tax) and $132 ($87 net of tax), respectively. Stock-based compensation expense recognized in our financial results for years prior to fiscal 2006 was not significant.

(footnotes continue on following page)

$ in millions, except per share amounts

(footnotes continued)

(3)
During the fourth quarter of fiscal 2005, following a review of our lease accounting practices, we recorded a cumulative charge of $36 pre-tax ($23 net of tax) to correct our accounting for certain operating lease matters. Additionally, during the same quarter, we established a sales return liability, which reduced gross profit by $15 pre-tax ($10 net of tax). Further, in fiscal 2005, we recognized a $50 tax benefit related to the reversal of valuation allowances on deferred tax assets as a result of the favorable resolution of outstanding tax matters with the Internal Revenue Service regarding the disposition of our interest in Musicland. The tax benefit was classified as discontinued operations.

(4)
Earnings per share is presented on a diluted basis and reflects a three-for-two stock split effected in August 2005.

(5)
Comprised of revenue at stores, call centers and Web sites operating for at least 14 full months, as well as remodeled and expanded locations. Relocated stores are excluded from the comparable store sales calculation until at least 14 full months after reopening. Acquired stores are included in the comparable store sales calculation beginning with the first full quarter following the first anniversary of the date of acquisition. The calculation of the comparable store sales percentage gain excludes the effect of fluctuations in foreign currency exchange rates. All comparable store sales percentage calculations reflect an equal number of weeks. The method of calculating comparable store sales varies across the retail industry. As a result, our method of calculating comparable store sales may not be the same as other retailers' methods.

(6)
Includes both continuing and discontinued operations.

(7)
The current ratio is calculated by dividing total current assets by total current liabilities.

(8)
Fiscal 2007 store counts and square footage have been adjusted to reflect Best Buy Mobile stand-alone stores test marketed in fiscal 2007.

(9)
Prior years' retail square footage has been adjusted to reflect all square footage on a gross basis.

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

In accordance with Section 404 of the Sarbanes-Oxley Act of 2002, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our internal control over financial reporting and concluded that such control was effective as of March 1, 2008. Management's report on the effectiveness of our internal control over financial reporting and the related report of our independent registered public accounting firm are included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in eight sections:

  •
  Overview

  •
  Business Strategy and Core Philosophies

  •
  Results of Operations

  •
  Liquidity and Capital Resources

  •
  Off-Balance-Sheet Arrangements and Contractual Obligations

  •
  Critical Accounting Estimates

  •
  New Accounting Standards

  •
  Outlook for Fiscal 2009

We consolidate the financial results of our China operations on a two-month lag. Consistent with such consolidation, the financial and non-financial information presented in our MD&A relative to our China operations is also presented on a two-month lag. No significant intervening event occurred in our China operations that would have materially affected our financial condition, results of operations, liquidity or other factors had it been recorded during fiscal 2008.

Our MD&A should be read in conjunction with the Consolidated Financial Statements and related Notes included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Our fiscal year ends on the Saturday nearest the end of February. Fiscal 2008 and 2006 each included 52 weeks, whereas our fiscal 2007 included 53 weeks.

Overview

Best Buy is a specialty retailer of consumer electronics, home office products, entertainment software, appliances and related services.

We operate two reportable segments: Domestic and International. The Domestic segment is comprised of all store, call center and online operations, including Best Buy, Best Buy Mobile, Geek Squad, Magnolia Audio Video, Pacific Sales and Speakeasy located within the U.S. and its territories. U.S. Best Buy stores offer a wide variety of consumer electronics, home office products, entertainment software, appliances and related services, operating 923 stores in 49 states, the District of Columbia and Puerto Rico at the end of fiscal 2008. Best Buy Mobile offers a wide selection of mobile phones, accessories and services through nine stand-alone stores located in New York and North Carolina, as well as in 181 U.S. Best Buy stores at the end of fiscal 2008. Geek Squad offers residential and commercial computer repair, support and installation services in all U.S. Best Buy stores and seven stand-alone stores at the end of fiscal 2008. Magnolia Audio Video stores offer high-end audio and video products and related services from 13 stores located in California, Oregon and Washington, as well as through 346 Magnolia Home Theater rooms located in U.S. Best Buy stores at the end of fiscal 2008. Pacific Sales stores offer high-end home-improvement products including appliances, consumer electronics and related services, operating 19 stores in California at the end of fiscal 2008. Speakeasy provides broadband voice, data and information technology services to home and small business users through a network of experienced sales associates.

The International segment is comprised of all Canada store, call center and online operations, including Best Buy, Future Shop and Geek Squad, as well as all China store and online operations, including Best Buy, Five Star and Geek Squad. Our International segment offers products and services similar to our Domestic segment's offerings. However, Canada Best Buy stores do not carry appliances, the China Best Buy store and Five Star stores do not carry entertainment software, and Geek Squad services in Canada and China are offered only through our Best Buy stores. At the end of fiscal 2008, we operated 51 Canada Best Buy stores in Alberta, British Columbia, Manitoba, Nova Scotia, Ontario, Quebec and Saskatchewan; 131 Future Shop stores throughout all of Canada's provinces; 160 Five Star stores located in seven of China's 34 provinces; and one China Best Buy store in Shanghai.

In support of our retail store operations, we also operate Web sites for each of our brands (BestBuy.com, BestBuy.ca, BestBuy.com.cn, BestBuyMobile.com, Five-Star.cn, FutureShop.ca, GeekSquad.com, GeekSquad.ca, MagnoliaAV.com, PacificSales.com and Speakeasy.net).

Our business, like that of many U.S. retailers, is seasonal. Historically, we have realized more of our revenue and earnings in the fiscal fourth quarter, which includes the majority of the holiday shopping season in the U.S. and Canada, than in any other fiscal quarter. The timing of new store openings, costs associated with the development of new businesses, as well as general economic conditions may affect our future results.

Acquisition

Speakeasy, Inc.

On May 1, 2007, we acquired Speakeasy, Inc. ("Speakeasy") for $103 million in cash, or $89 million net of cash acquired, which included transaction costs and the repayment of $5 million of Speakeasy's debt. We acquired Speakeasy, an independent U.S. broadband, voice, data and information technology services provider, to strengthen our portfolio of technology solutions. The premium we paid, in excess of the fair value of the net assets acquired, was primarily for the synergies we believe Speakeasy will generate by providing new technology solutions for our existing and future customers, as well as to obtain Speakeasy's skilled, established workforce. Speakeasy contributed revenue of $78 million to our consolidated financial results in fiscal 2008.

Financial Reporting Changes

To maintain consistency and comparability, we reclassified certain prior-year amounts to conform to the current-year presentation as described in Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

We adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation ("FIN") No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, effective March 4, 2007. FIN No. 48 provides guidance regarding the recognition, measurement, presentation and disclosure in the financial statements of tax positions taken or expected to be taken on a tax return, including the decision whether to file or not to file in a particular jurisdiction. See Note 8, Income Taxes, of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

Business Strategy and Core Philosophies

Our business, broadly defined, is about meeting the wants and needs of consumers. We believe that our assets position us to solve more customer problems than ever. Specifically, our assets include approximately 150,000 engaged employees; valuable relationships with vendors all over the world; continuing and emerging relationships with companies like Apple, Dell and The Carphone Warehouse Group PLC ("CPW"); and all of the other mutually enriching business relationships that our people continue to establish and develop wherever we go, from Asia to Silicon Valley. We also generate significant positive cash flows. All of these assets are at our disposal as we envision how we will deepen our relationships with customers and increase shareholder value.

Our business strategy is customer centricity. We define customer centricity through its parts, which we call our three core philosophies: inviting our employees to contribute their unique ideas and experiences in service of customers; treating customers uniquely and honoring their differences; and meeting customers' unique needs, end-to-end.

We start with a view of all of our customers, including what their problems are and what their desires are. We try to match that against everything we know about the solutions that now exist, or that could be created. Then we figure out how to get customers the right solutions by using our employees' unique capabilities, as well as our network of vendors and other third-party providers. If we accomplish what we have set out to do, we believe these solutions may give us something unique in the marketplace, and something truly differentiated.

Mass merchants, direct sellers, other specialty retailers and online retailers are increasingly interested in our revenue categories because of rising demand. We believe that by understanding our customers better than our competitors do, and by inspiring our employees to have richer interactions with customers, we can differentiate ourselves and compete more effectively. We further believe that this strategy can be successful for us with a variety of products and services, store formats, customer groups and even countries.

We believe that our customer centricity strategy provides the framework to grow and to enhance our business in the future. Examples of new growth areas in the past year include our Best Buy Mobile and Apple store-within-a-store experiences, our introduction of Dell computers to all U.S. Best Buy stores (making us the only U.S. retailer offering all major computing brands), our acquisition of Speakeasy and our entry into Puerto Rico.

Our future growth plans include focusing on investments that will quicken our progress in transforming the customer experience. We plan to do this by scaling the Best Buy Mobile store-within-a-store experience to the majority of our U.S. Best Buy stores in the next 18 months. In addition, we plan to invest in approximately 250 additional Apple store-within-a-store locations in the next year and to expand our private label business, which provides customers with an affordable alternative in several product categories such as home theater, computing and MP3.

We expect to continue expanding into new product categories such as musical instruments and recreation and plan to increase our market share in existing product categories such as home theater, navigation, mobile phones and gaming by improving our in-store and online customer experiences. We plan to focus the in-store customer experience on customer value propositions that provide for better and localized product assortments and resets in our store lay-out that enhance and highlight products that are generating the most customer interest such as our offerings in gaming, navigation devices, digital SLR cameras and computing. We expect online offerings to include greater assortments which include Best Buy Mobile offerings, online services scheduling, personalized shopping options and auction and outlet sites that offer more favorable pricing. Members of Reward Zone, our customer loyalty program, will also see increased benefits and program offerings in the next year with rewards becoming even greater the more they shop with us.

Our plans in fiscal 2009 also include significant investments internationally as we prepare to enter Mexico and Turkey and to expand further in China. These investments include real estate, personnel, training and enhanced information, supply chain and customer analytic systems. Our continuing plans for international expansion have been thoughtfully managed and we plan to offer tailored market assortments at optimum prices in each country we enter.

We anticipate expanding our private label business to other retailers internationally, including retailers in countries where we do not have a footprint presently. We plan to grow and to optimize our Canada business by implementing labor model changes at Future Shop, expanding financial services and broadening our loyalty program given the success we have had in the U.S. We believe the growth we are planning for in Canada will help offset our international investments in fiscal 2009. Not only are we executing on organic growth drivers, we are evaluating options to leverage our existing relationship with CPW, as well as considering potential new relationships to support our international expansion.

Results of Operations

Fiscal 2008 Summary

•
Net earnings in fiscal 2008 increased 2% to slightly more than $1.4 billion, or $3.12 per diluted share, compared with nearly $1.4 billion, or $2.79 per diluted share, in fiscal 2007. The modest increase in net earnings was driven by revenue growth and a decrease in our selling, general and administrative expense ("SG&A") rate, offset by a decrease in our gross profit rate and a higher effective income tax rate. The increase in net earnings per diluted share was due primarily to the lower average number of shares outstanding, resulting from our share repurchases in fiscal 2008.

•
Revenue in fiscal 2008 increased 11% to $40.0 billion. The increase reflected market share gains and was driven by the net addition of 137 new stores during fiscal 2008; a 2.9% comparable store sales gain; the non-comparable store sales generated from the acquisition of Five Star, Pacific Sales and Speakeasy; and favorable fluctuations in foreign currency exchange rates, partially offset by the impact of an extra week of business in fiscal 2007.

•
Our gross profit rate in fiscal 2008 decreased by 0.5% of revenue to 23.9% of revenue. The decrease was due primarily to increased sales of lower-margin products, including increased revenue from notebook computers and video gaming hardware. Our China operations, which carry a significantly lower gross profit rate than our other operations, reduced our gross profit rate by approximately 0.2% of revenue in fiscal 2008.

•
Our SG&A rate in fiscal 2008 decreased by 0.3% of revenue to 18.5% of revenue. The improvement was due primarily to the leveraging effect of the 11% growth in revenue and store operating model improvements. Our China operations, which carry a significantly lower SG&A rate than our other operations, reduced our SG&A rate by approximately 0.1% of revenue in fiscal 2008.

•
During fiscal 2008, we added the Apple store-within-a-store experience to 357 new and existing U.S. Best Buy stores, the Best Buy Mobile store-within-a-store experience to 181 new and existing U.S. Best Buy stores and 44 Magnolia Home Theater rooms to new and existing U.S. Best Buy stores, bringing the total number of Magnolia Home Theater rooms to 346 at the end of fiscal 2008.

•
Effective with the cash dividend paid in the third quarter of fiscal 2008, we increased our quarterly cash dividend per common share by 30%, to $0.13 per common share. During fiscal 2008, we made four dividend payments totaling $0.46 per common share, or $204 million in the aggregate.

•
During fiscal 2008, we purchased and retired 75.6 million shares of our common stock at a cost of $3.5 billion pursuant to our share repurchase programs.

•
In fiscal 2008, we and The Best Buy Children's Foundation contributed approximately $32 million to local communities. The Best Buy Children's Foundation supports educational programs that integrate and leverage today's technology.

Consolidated Results

The following table presents selected consolidated financial data for each of the past three fiscal years ($ in millions, except per share amounts):

Consolidated Performance Summary	2008	2007(1)	2006

Revenue	$40,023	$35,934	$30,848
Revenue gain %	11%	16%	12%
Comparable store sales % gain(2)	2.9%	5.0%	4.9%
Gross profit as % of revenue	23.9%	24.4%	25.0%
SG&A as % of revenue	18.5%	18.8%	19.7%
Operating income	$2,161	$1,999	$1,644
Operating income as % of revenue	5.4%	5.6%	5.3%
Net earnings	$1,407	$1,377	$1,140
Diluted earnings per share	$3.12	$2.79	$2.27
(1)
Fiscal 2007 included 53 weeks. Fiscal 2008 and 2006 each included 52 weeks.

(2)
Comprised of revenue at stores, call centers and Web sites operating for at least 14 full months, as well as remodeled and expanded locations. Relocated stores are excluded from the comparable store sales calculation until at least 14 full months after reopening. Acquired stores are included in the comparable store sales calculation beginning with the first full quarter following the first anniversary of the date of acquisition. The calculation of the comparable store sales percentage gain excludes the effect of fluctuations in foreign currency exchange rates. All comparable store sales percentage calculations reflect an equal number of weeks. The method of calculating comparable store sales varies across the retail industry. As a result, our method of calculating comparable store sales may not be the same as other retailers' methods.

Fiscal 2008 Results Compared With Fiscal 2007

Fiscal 2008 net earnings were slightly more than $1.4 billion, or $3.12 per diluted share, compared with nearly $1.4 billion, or $2.79 per diluted share, in fiscal 2007. The modest increase in net earnings was driven by revenue growth and a decrease in our SG&A rate, offset by a decrease in our gross profit rate and a higher effective income tax rate. The increase in net earnings per diluted share was due primarily to the lower average number of shares outstanding, resulting from our share repurchases in fiscal 2008.

Revenue in fiscal 2008 increased 11% to $40.0 billion, compared with $35.9 billion in fiscal 2007. The increase resulted primarily from the net addition of 137 new Best Buy, Future Shop, Five Star, Pacific Sales and Best Buy Mobile stores during fiscal 2008, a full year of revenue from new stores added in fiscal 2007, a 2.9% comparable store sales gain and the non-comparable store sales generated from the acquisition of Five Star, Pacific Sales and Speakeasy. The remainder of the revenue increase was due primarily to the favorable effect of fluctuations in foreign currency exchange rates. Excluding the impact of the extra week in fiscal 2007, the net addition of new stores during the past fiscal year accounted for more than one-half of the revenue increase in fiscal 2008; the comparable store sales gain accounted for more than two-tenths of the revenue increase; the non-comparable store sales generated from the acquisition of Five Star, Pacific Sales and Speakeasy accounted for more than one-tenth of the revenue increase; and the remainder of the revenue increase was due to the favorable effect of fluctuations in foreign currency exchange rates.

The following table presents consolidated revenue mix percentages and comparable store sales percentage changes by revenue category in fiscal 2008 and 2007:

	Revenue Mix Summary		Comparable Store Sales Summary(1)
	Year Ended		Year Ended
	March 1, 2008	March 3, 2007	March 1, 2008	March 3, 2007

Consumer electronics	41%	42%	(1.3)%	9.1%
Home office	28%	27%	7.1%	0.0%
Entertainment software	19%	18%	7.9%	3.2%
Appliances	6%	6%	(2.6)%	(0.8)%
Services(2)	6%	6%	5.5%	9.5%
Other(3)	<1%	<1%	n/a	n/a

Total	100%	100%	2.9%	5.0%

(1)
Comprised of revenue at stores, call centers and Web sites operating for at least 14 full months, as well as remodeled and expanded locations. Relocated stores are excluded from the comparable store sales calculation until at least 14 full months after reopening. Acquired stores are included in the comparable store sales calculation beginning with the first full quarter following the first anniversary of the date of acquisition. The calculation of the comparable store sales percentage gain excludes the effect of fluctuations in foreign currency exchange rates. All comparable store sales percentage calculations reflect an equal number of weeks. The method of calculating comparable store sales varies across the retail industry. As a result, our method of calculating comparable store sales may not be the same as other retailers' methods.

(2)
Services consists primarily of commissions from the sale of extended service contracts; revenue from computer-related services; product repair revenue; and delivery and installation revenue derived from home theater, mobile audio and appliances.

(3)
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

Our comparable store sales gain in fiscal 2008 benefited from a higher average transaction amount driven by the continued growth in higher-ticket items, including video gaming hardware, flat-panel televisions and notebook computers. Products having the largest impact on our fiscal 2008 comparable store sales gain included video gaming hardware and software, notebook computers, flat-panel televisions and navigation products. An increase in online purchases also contributed to the fiscal 2008 comparable store sales gain. Revenue from our online operations increased more than 25% in fiscal 2008 and added to the overall comparable store sales increase.

Our gross profit rate in fiscal 2008 decreased by 0.5% of revenue to 23.9% of revenue. The decrease was due primarily to increased sales of lower-margin products, including increased revenue from notebook computers and video gaming hardware. Our China operations, which carry a significantly lower gross profit rate than our other operations, reduced our gross profit rate in fiscal 2008 by approximately 0.2% of revenue. These factors were partially offset by better promotional programs in home theater, as well as lower financing rates and Reward Zone costs.

Our SG&A rate in fiscal 2008 decreased by 0.3% of revenue to 18.5% of revenue. The improvement was due primarily to the leveraging effect of the 11% growth in revenue and store operating model improvements. Our China operations, which carry a significantly lower SG&A rate than our other operations, reduced our SG&A rate by approximately 0.1% of revenue in fiscal 2008.

Because retailers do not uniformly record costs of operating their supply chain between cost of goods sold and SG&A, our gross profit rate and SG&A rate may not be comparable to other retailers' corresponding rates. For additional information regarding costs classified in cost of goods sold and SG&A, refer to Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements, included in Item 8, Financials Statements and Supplementary Data, of this Annual Report on Form 10-K.

Fiscal 2007 Results Compared With Fiscal 2006

Fiscal 2007 net earnings were nearly $1.4 billion, or $2.79 per diluted share, compared with just over $1.1 billion, or $2.27 per diluted share, in fiscal 2006. The increase was driven by revenue growth and a decrease in our SG&A rate. These factors were partially offset by a decrease in our gross profit rate and a higher effective income tax rate. Net earnings in fiscal 2007 also benefited from net interest income of $111 million, compared with net interest income of $77 million in fiscal 2006.

Revenue in fiscal 2007 increased 16% to $35.9 billion, compared with $30.8 billion in fiscal 2006. The increase resulted primarily from the net addition of 87 new Best Buy and Future Shop stores during fiscal 2007, a full year of revenue from new stores added in fiscal 2006, a 5.0% comparable store sales gain, and the acquisitions of Five Star and Pacific Sales. The remainder of the revenue increase was due primarily to the inclusion of an extra week of business in fiscal 2007, the favorable effect of fluctuations in foreign currency exchange rates and income related to our recognition of additional gift card breakage from prior years. The addition of new Best Buy and Future Shop stores accounted for nearly four-tenths of the revenue increase in fiscal 2007; the comparable store sales gain accounted for three-tenths of the revenue increase; the acquisitions of Five Star and Pacific Sales accounted for nearly two-tenths of the revenue increase; the inclusion of an extra week of business in fiscal 2007 accounted for one-tenth of the revenue increase; and the remainder of the revenue increase was due to the favorable effect of fluctuations in foreign currency exchange rates, as well as income related to our recognition of additional gift card breakage from prior years.

Our comparable store sales gain in fiscal 2007 benefited from a higher average transaction amount driven by the continued growth in higher-ticket items, including flat-panel televisions and notebook computers. In addition, comparable store sales were driven by continued customer demand for and the increased affordability of these products, as strong unit volume growth was somewhat muted by declines in average selling prices. Products having the largest impact on our fiscal 2007 comparable store sales gain included flat-panel televisions, notebook computers, video gaming hardware and software and MP3 players and accessories. An increase in online purchases also contributed to the fiscal 2007 comparable store sales gain, as we continued to add features and capabilities to our Web sites. Revenue from our online operations increased approximately 36% in fiscal 2007 and added to the overall comparable store sales increase.

Our gross profit rate in fiscal 2007 decreased by 0.6% of revenue to 24.4% of revenue. The decrease was due primarily to a lower-margin revenue mix, including increased revenue from notebook computers and video gaming hardware. Also contributing to the decrease, in order of impact, were a more promotional environment in the consumer electronics and home office revenue categories, and the inclusion of our China operations for a portion of the year. Our China operations, which carry a significantly lower gross profit rate than our other operations, reduced our gross profit rate in fiscal 2007 by approximately 0.2% of revenue.

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

Segment Performance

Domestic

The following table presents selected financial data for our Domestic segment for each of the past three fiscal years ($ in millions):

Domestic Segment Performance Summary	2008	2007(1)(2)	2006

Revenue	$33,328	$31,031	$27,380
Revenue gain %	7%	13%	11%
Comparable store sales % gain(3)	1.9%	4.1%	5.1%
Gross profit as % of revenue	24.5%	24.8%	25.3%
SG&A as % of revenue	18.5%	18.7%	19.5%
Operating income	$1,999	$1,900	$1,588
Operating income as % of revenue	6.0%	6.1%	5.8%
(1)
Fiscal 2007 included 53 weeks. Fiscal 2008 and 2006 each included 52 weeks.

(2)
Fiscal 2007 amounts have been adjusted to conform to the current-year presentation, which allocates to the International segment certain SG&A support costs previously reported as part of the Domestic segment.

(3)
Comprised of revenue at stores, call centers and Web sites operating for at least 14 full months, as well as remodeled and expanded locations. Relocated stores are excluded from the comparable store sales calculation until at least 14 full months after reopening. Acquired stores are included in the comparable store sales calculation beginning with the first full quarter following the first anniversary of the date of acquisition. All comparable store sales percentage calculations reflect an equal number of weeks. The method of calculating comparable store sales varies across the retail industry. As a result, our method of calculating comparable store sales may not be the same as other retailers' methods.

Fiscal 2008 Results Compared With Fiscal 2007

In fiscal 2008, our Domestic segment's operating income was $2.0 billion, or 6.0% of revenue, compared with $1.9 billion, or 6.1% of revenue, in fiscal 2007. The Domestic segment's operating income rate in fiscal 2008 benefited from revenue gains and an improvement in the SG&A rate, partially offset by a decrease in the gross profit rate.

Our Domestic segment's revenue in fiscal 2008 increased 7% to $33.3 billion. Excluding the impact of an extra week of business in fiscal 2007, revenue increased 9% in fiscal 2008. Excluding the impact of the extra week, the net addition of new stores accounted for nearly eight-tenths of the revenue increase in fiscal 2008; the 1.9% comparable store sales gain accounted for nearly two-tenths of the revenue increase; and the remainder of the revenue increase was due to the non-comparable store sales generated from the acquisition of Speakeasy.

The following table presents the Domestic segment's revenue mix percentages and comparable store sales percentage changes by revenue category in fiscal 2008 and 2007:

	Revenue Mix Summary		Comparable Store Sales Summary(1)
	Year Ended		Year Ended
	March 1, 2008	March 3, 2007	March 1, 2008	March 3, 2007

Consumer electronics	41%	42%	(2.4)%	8.3%
Home office	28%	27%	7.0%	(1.2)%
Entertainment software	20%	19%	6.1%	2.4%
Appliances	5%	6%	(5.0)%	(1.7)%
Services(2)	6%	5%	4.1%	9.0%
Other(3)	<1%	<1%	n/a	n/a

Total	100%	100%	1.9%	4.1%

(1)
Comprised of revenue at stores, call centers and Web sites operating for at least 14 full months, as well as remodeled and expanded locations. Relocated stores are excluded from the comparable store sales calculation until at least 14 full months after reopening. Acquired stores are included in the comparable store sales calculation beginning with the first full quarter following the first anniversary of the date of acquisition. All comparable store sales percentage calculations reflect an equal number of weeks. The method of calculating comparable store sales varies across the retail industry. As a result, our method of calculating comparable store sales may not be the same as other retailers' methods.

(2)
Services consists primarily of commissions from the sale of extended service contracts; revenue from computer-related services; product repair revenue; and delivery and installation revenue derived from home theater, mobile audio and appliances.

(3)
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

Our Domestic segment's comparable store sales gain in fiscal 2008 benefited from a higher average transaction amount driven by the continued growth in sales of higher-ticket items, including video gaming hardware, flat-panel televisions and notebook computers. Also contributing to the fiscal 2008 comparable store sales gain was an increase in online purchases, as we continued to add features and capabilities to our Web sites, including the launch of a Spanish-language version of BestBuy.com and the ability of our loyalty club members to redeem Reward Zone certificates online. Revenue from our Domestic segment's online operations increased approximately 30% in fiscal 2008 and added to the overall comparable store sales increase.

Our Domestic segment's consumer electronics revenue category posted a 2.4% comparable store sales decline, driven by declines in tube and projection televisions and MP3 players and accessories, which was offset by gains in the sales of flat-panel televisions and navigation products.

A 7.0% comparable store sales gain in our Domestic segment's home office revenue category was driven primarily by increased sales of notebook computers. The comparable store sales gain was partially offset by declines in the sales of desktop computers, printers and monitors.

Our Domestic segment's entertainment software revenue category recorded a 6.1% comparable store sales gain due primarily to sales growth in video gaming hardware and software, fueled by increased availability of hardware and greater selection of software. The comparable store sales gain was partially offset by continued declines in sales of CDs and DVDs.

A 5.0% comparable store sales decline in our Domestic segment's appliances revenue category was driven primarily by declines in sales of major appliances and small electrics due to soft macro-economic conditions in the housing sector.

Our Domestic segment's services revenue category recorded a 4.1% comparable store sales gain due primarily to sales growth in home theater installation and computer services, partially offset by declines in sales of extended service contracts.

Our Domestic segment's gross profit rate in fiscal 2008 decreased by 0.3% of revenue to 24.5% of revenue. The decrease was due primarily to a lower-margin revenue mix, including increased revenue from video gaming hardware and notebook computers. These declines were partially offset by better promotional spending in home theater, music and movies, as well as lower financing rates and Reward Zone costs.

Our Domestic segment's SG&A rate in fiscal 2008 decreased by 0.2% of revenue to 18.5% of revenue. The improvement was due primarily to the leveraging effect of the 7% growth in revenue and store operating model improvements, which includes labor efficiencies and operating procedure changes.

The following table reconciles Domestic stores open at the beginning and end of fiscal 2008:

	Total Stores at End of Fiscal 2007	Stores Opened	Stores Acquired	Stores Closed	Total Stores at End of Fiscal 2008

U.S. Best Buy	822	101	—	—	923
Pacific Sales	14	5	—	—	19
Magnolia Audio Video	20	—	—	(7)	13
Best Buy Mobile(1)	5	4	—	—	9
U.S. Geek Squad	12	—	—	(5)	7

Total Domestic stores	873	110	—	(12)	971

(1)
Fiscal 2007 store counts have been adjusted to reflect Best Buy Mobile stand-alone stores test marketed in fiscal 2007.

Note: During fiscal 2008, we relocated eight U.S. Best Buy stores. No other store in the Domestic segment was relocated during fiscal 2008. At the end of fiscal 2008, we operated 923 U.S. Best Buy stores in 49 states, the District of Columbia and Puerto Rico; 19 Pacific Sales stores in California; 13 Magnolia Audio Video stores in California, Oregon and Washington; nine Best Buy Mobile stores in New York and North Carolina; and seven U.S. Geek Squad stores in California, Colorado, Georgia, Minnesota and Texas.

The following table reconciles Domestic stores open at the beginning and end of fiscal 2007:

	Total Stores at End of Fiscal 2006	Stores Opened	Stores Acquired	Stores Closed	Total Stores at End of Fiscal 2007

U.S. Best Buy	742	80	—	—	822
Pacific Sales	—	—	14	—	14
Magnolia Audio Video	20	—	—	—	20
Best Buy Mobile(1)	—	5	—	—	5
U.S. Geek Squad	12	—	—	—	12

Total Domestic stores	774	85	14	—	873

(1)
Fiscal 2007 store counts have been adjusted to reflect Best Buy Mobile stand alone-stores test marketed in fiscal 2007.

Note: During fiscal 2007, we relocated 13 U.S. Best Buy stores. No other store in the Domestic segment was relocated during fiscal 2007. At the end of fiscal 2007, we operated 822 U.S. Best Buy stores in 49 states and the District of Columbia; 14 Pacific Sales stores in California; 20 Magnolia Audio Video stores in California, Oregon and Washington; five Best Buy Mobile stores in New York; and 12 U.S. Geek Squad stores in California, Colorado, Georgia, Minnesota, Texas and Wisconsin.

Fiscal 2007 Results Compared With Fiscal 2006

In fiscal 2007, our Domestic segment's operating income was $1.9 billion, or 6.1% of revenue, compared with $1.6 billion, or 5.8% of revenue, in fiscal 2006. The Domestic segment's operating income rate in fiscal 2007 benefited from revenue gains and a decrease in the SG&A rate, partially offset by a decrease in the gross profit rate.

Our Domestic segment's revenue in fiscal 2007 increased 13% to $31.0 billion. The addition of new stores accounted for nearly one-half of the revenue increase in fiscal 2007; a 4.1% comparable store sales gain accounted for approximately three-tenths of the revenue increase; the inclusion of an extra week of business in fiscal 2007 accounted for just over one-tenth of the revenue increase; and the remainder of the revenue increase was due primarily to the acquisition of Pacific Sales and income related to our recognition of additional gift card breakage from prior years.

Our Domestic segment's comparable store sales gain in fiscal 2007 benefited from a higher average transaction amount driven by the continued growth in higher-ticket items, including flat-panel televisions and notebook computers. Also contributing to the fiscal 2007 comparable store sales gain was an increase in online purchases, as we continued to add features and capabilities to our Web sites. Revenue from our Domestic segment's online operations increased approximately 39% in fiscal 2007 and added to the overall comparable store sales increase.

Our Domestic segment's consumer electronics revenue category posted an 8.3% comparable store sales gain, driven by sales of flat-panel televisions and MP3 players and accessories, partially offset by declines in tube and projection televisions. Comparable store sales gains from flat-panel television unit-volume growth and increased screen size were somewhat muted by declines in average selling prices.

Our Domestic segment's home office revenue category recorded a 1.2% comparable store sales decrease, driven primarily by declines in desktop computers and printers. The comparable store sales declines were partially offset by growth in notebook computers, reflecting continued consumer demand for portable technology.

A 2.4% comparable store sales gain in our Domestic segment's entertainment software revenue category was due primarily to sales growth in video gaming, driven by the increased affordability of existing platforms, as well as the launches of Sony Playstation 3 and Nintendo Wii. The comparable store sales gains were partially offset by continued declines in sales of new music and movie releases.

A 1.7% comparable store sales decline in our Domestic segment's appliances revenue category was driven primarily by declines in sales of small electrics.

Comparable store sales of major appliances were flat in fiscal 2007, as benefits from the expansion of our improved appliance assortments were offset by a softer housing market.

A 9.0% comparable store sale gain in our Domestic segment's services revenue category was driven primarily by sales growth in home theater installation and computer services partially offset by declines in the sales of extended service contracts.

Our Domestic segment's gross profit rate in fiscal 2007 decreased by 0.5% of revenue to 24.8% of revenue. The decrease was due primarily to a lower-margin revenue mix, including increased revenue from notebook computers and video gaming hardware. Also contributing to the decrease was a more promotional environment in the consumer electronics and home office revenue categories.

Our Domestic segment's SG&A rate in fiscal 2007 decreased by 0.8% of revenue to 18.7% of revenue. The improvement was due primarily to the leveraging effect of the 13% growth in revenue and reduced performance-based incentive compensation. Also contributing to the improvement, in order of impact, were controlled expenses related to our strategic initiatives and expense reduction efforts. These factors were partially offset by expenses related to increased asset impairments, litigation and business closure costs.

International

The following table presents selected financial data for our International segment for each of the past three fiscal years ($ in millions):

International Segment Performance Summary	2008	2007(1)(2)	2006

Revenue	$6,695	$4,903	$3,468
Revenue gain %	37%	41%	23%
Comparable store sales % gain(3)	9.0%	11.7%	2.8%
Gross profit as % of revenue	20.7%	21.6%	22.9%
SG&A as % of revenue	18.3%	19.6%	21.3%
Operating income	$162	$99	$56
Operating income as % of revenue	2.4%	2.0%	1.6%
(1)
Fiscal 2007 included 53 weeks. Fiscal 2008 and 2006 each included 52 weeks.

(2)
Fiscal 2007 amounts have been adjusted to conform to the current-year presentation, which allocates to the International segment certain SG&A support costs previously reported as part of the Domestic segment.

(3)
Comprised of revenue at stores, call centers and Web sites operating for at least 14 full months, as well as remodeled and expanded locations. Relocated stores are excluded from the comparable store sales calculation until at least 14 full months after reopening. Acquired stores are included in the comparable store sales calculation beginning with the first full quarter following the first anniversary of the date of acquisition. The calculation of the comparable store sales percentage gain excludes the effect of fluctuations in foreign currency exchange rates. All comparable store sales percentage calculations reflect an equal number of weeks. The method of calculating comparable store sales varies across the retail industry. As a result, our method of calculating comparable store sales may not be the same as other retailers' methods.

Fiscal 2008 Results Compared With Fiscal 2007

In fiscal 2008, our International segment's operating income was $162 million, or 2.4% of revenue, compared with $99 million, or 2.0% of revenue, in fiscal 2007. The increase in our International segment's operating income resulted primarily from revenue gains and a significant improvement in the SG&A rate. These factors were partially offset by a decrease in the gross profit rate.

Our International segment's revenue increased 37% to $6.7 billion in fiscal 2008, compared with $4.9 billion in fiscal 2007. Excluding the impact of the extra week of business in fiscal 2007, revenue increased 38% in fiscal 2008. Excluding the impact of the extra week, the favorable effect of fluctuations in foreign currency exchange rates accounted for slightly more than three-tenths of the revenue increase; the non-comparable store sales generated from the acquisition of Five Star accounted for nearly three-tenths of the revenue increase; the 9.0% comparable store sales gain accounted for more than two-tenths of the revenue increase; and the remainder of the revenue increase was due to the net addition of new Future Shop and Best Buy stores in Canada and new Five Star stores in China during the past fiscal year. Revenue from our International segment's online operations increased approximately 12% in fiscal 2008 and added to the overall comparable store sales increase.

The following table presents the International segment's revenue mix percentages and comparable store sales percentage changes by revenue category in fiscal 2008 and 2007:

	Revenue Mix Summary		Comparable Store Sales Summary(1)
	Year Ended		Year Ended
	March 1, 2008	March 3, 2007	March 1, 2008	March 3, 2007

Consumer electronics	39%	41%	5.4%	15.7%
Home office	30%	32%	7.7%	7.4%
Entertainment software	13%	12%	23.7%	11.3%
Appliances	13%	10%	6.5%	8.0%
Services(2)	5%	5%	14.7%	13.8%
Other(3)	<1%	<1%	n/a	n/a

Total	100%	100%	9.0%	11.7%

(1)
Comprised of revenue at stores, call centers and Web sites operating for at least 14 full months, as well as remodeled and expanded locations. Relocated stores are excluded from the comparable store sales calculation until at least 14 full months after reopening. Acquired stores are included in the comparable store sales calculation beginning with the first full quarter following the first anniversary of the date of acquisition. The calculation of the comparable store sales percentage gain excludes the effect of fluctuations in foreign currency exchange rates. All comparable store sales percentage calculations reflect an equal number of weeks. The method of calculating comparable store sales varies across the retail industry. As a result, our method of calculating comparable store sales may not be the same as other retailers' methods.

(2)
Services consists primarily of commissions from the sale of extended service contracts; revenue from computer-related services; product repair revenue; and delivery and installation revenue derived from home theater, mobile audio and appliances.

(3)
Other includes gift card breakage, which is excluded from our calculation of comparable store sales. Other also includes revenue associated with Canada's private label credit card program and revenue from the sale of products that are not related to our core offerings. For these reasons, we do not provide a comparable store sales metric for this revenue category.

Our International segment's comparable store sales gain in fiscal 2008 reflected an increase in the average transaction amount, which was driven by continued growth in the sales of higher-priced products. The products having the largest positive effect on our International segment's comparable store sales gain were video gaming hardware and software, flat-panel televisions, notebook computers and navigation products. Growth in the sales of these products was partially offset by comparable store sales declines in projection and tube televisions, computer software and CDs.

In fiscal 2008, our International segment's consumer electronics revenue category posted a 5.4% comparable store sales gain resulting primarily from gains in the sales of flat-panel televisions, navigation products and digital cameras, partially offset by declines in the sales of tube and projection televisions and MP3 players and accessories. The home office revenue category posted a 7.7% comparable store sales gain, which resulted from comparable store sales gains in notebook and desktop computers, partially offset by a decline in the sales of cellular phones. The entertainment software revenue category recorded a 23.7% comparable store sales gain reflecting an increase in the sales of video gaming hardware and software, partially offset by an expected decline in the sales of computer software and CDs. The appliances revenue category recorded a 6.5% comparable store sales gain resulting primarily from increases in the sales of appliances in our Five Star operations, where appliances represent a larger percentage of the sales and whose results were included in the comparable store sales figures for the first time in fiscal 2008. Our services revenue category posted a 14.7% comparable store sales gain due primarily to an increase in revenue from our product repair business.

Our International segment's gross profit rate in fiscal 2008 decreased by 0.9% of revenue to 20.7% of revenue. Our China operations, which operate at a significantly lower gross profit rate than our Canada operations, reduced our International segment's gross profit rate by approximately 0.7% of revenue in fiscal 2008. The remainder of the decrease in our International segment's gross profit rate was due primarily to the increased sales of lower-margin products in both our Canada and China operations, which was partially offset by rate improvements in certain product categories as well as lower financing costs in Canada.

Our International segment's SG&A rate in fiscal 2008 decreased by 1.3% of revenue to 18.3% of revenue. Our China operations, which carry a significantly lower SG&A rate than our Canada operations, reduced our International segment's SG&A rate by approximately 0.5% of revenue in fiscal 2008. The remainder of the improvement in our International segment's SG&A rate was due primarily to the leveraging effect of the 37% growth in revenue and continued focus on SG&A optimization initiatives. Partially offsetting the decrease were continued costs incurred for infrastructure investments in China, the build-out of an international support team and the start-up costs for entry into Mexico and Turkey.

The following table reconciles International stores open at the beginning and end of fiscal 2008:

	Total Stores at End of Fiscal 2007	Stores Opened	Stores Acquired	Stores Closed	Total Stores at End of Fiscal 2008

Future Shop	121	10	—	—	131
Canada Best Buy	47	4	—	—	51
Five Star	135	31	—	(6)	160
China Best Buy	1	—	—	—	1

Total International stores	304	45	—	(6)	343

Note: During fiscal 2008, we relocated one Future Shop store. No other store in the International segment was relocated during fiscal 2008. At the end of fiscal 2008, we operated 131 Future Shop stores throughout all of Canada's provinces; 51 Canada Best Buy stores in Alberta, British Columbia, Manitoba, Nova Scotia, Ontario, Quebec and Saskatchewan; 160 Five Star stores throughout seven of China's 34 provinces; and one China Best Buy store in Shanghai.

The following table reconciles International stores open at the beginning and end of fiscal 2007:

	Total Stores at End of Fiscal 2006	Stores Opened	Stores Acquired	Stores Closed	Total Stores at End of Fiscal 2007

Future Shop	118	3	—	—	121
Canada Best Buy	44	3	—	—	47
Canada Geek Squad	5	1	—	(6)	—
Five Star	—	8	131	(4)	135
China Best Buy	—	1	—	—	1

Total International stores	167	16	131	(10)	304

Note: During fiscal 2007, we relocated four Future Shop stores and three Five Star stores. No other store in the International segment was relocated during fiscal 2007. At the end of fiscal 2007, we operated 121 Future Shop stores throughout all of Canada's provinces; 47 Canada Best Buy stores in Ontario, Quebec, Alberta, British Columbia, Manitoba and Saskatchewan; 135 Five Star stores throughout seven of China's 34 provinces; and one China Best Buy store in Shanghai.

Fiscal 2007 Results Compared With Fiscal 2006

Fiscal 2007 amounts have been adjusted to conform to the current-year presentation, which allocates to the International segment certain SG&A support costs previously reported as part of the Domestic segment.

In fiscal 2007, our International segment's operating income was $99 million, or 2.0% of revenue, compared with $56 million, or 1.6% of revenue, in fiscal 2006. The increase in our International segment's operating income resulted primarily from revenue gains and a significant reduction in the SG&A rate. These factors were partially offset by a decrease in the gross profit rate.

Our International segment's revenue increased 41% to $4.9 billion in fiscal 2007, compared with $3.5 billion in fiscal 2006. The acquisition of Five Star accounted for nearly four-tenths of the revenue increase in fiscal 2007; the 11.7% comparable store sales gain accounted for nearly three-tenths of the revenue increase; the addition of new Best Buy and Future Shop stores during the past two fiscal years accounted for just over one-tenth of the revenue increase; fluctuations in foreign currency exchange rates accounted for just over one-tenth of the revenue increase; and the inclusion of an extra week of business in fiscal 2007 accounted for the remainder of the revenue increase.

We believe the comparable store sales increase reflected market share gains and was driven by increased sales of flat-panel televisions, video gaming hardware and software and notebook computers, partially offset by declines in tube and projection televisions. Our International segment reported comparable store sales increases in fiscal 2007 in the consumer electronics, home office, entertainment software, appliances and services revenue categories of 15.7%, 7.4%, 11.3%, 8.0% and 13.8%, respectively. Revenue from our International segment's online operations increased approximately 19% and added to the overall comparable store sales increase.

Our International segment's gross profit rate in fiscal 2007 decreased by 1.3% of revenue to 21.6% of revenue. Our China operations, which carry a significantly lower gross profit rate than our Canada operations, reduced our International segment's gross profit rate by approximately 1.1% of revenue in fiscal 2007. The remainder of the decrease in our International segment's gross profit rate was due primarily to increased financing costs, resulting from increased borrowing rates and a shift towards longer-term financing programs in conjunction with strong flat-panel television sales.

Our International segment's SG&A rate in fiscal 2007 decreased by 1.7% of revenue to 19.6% of revenue. Our China operations, which carry a significantly lower SG&A rate than our Canada operations, reduced our International segment's SG&A rate by approximately 0.7% of revenue in fiscal 2007. The remainder of the improvement in our International segment's SG&A rate was due primarily to, in order of impact, the leveraging effect of the 41% growth in revenue; improvements in the labor model used in our Canada Best Buy stores; reduced Canada headquarters payroll costs at the end of fiscal 2006; and the leveraging effect of the 11.7% comparable store sales gain on advertising expense as a percentage of revenue. These factors were partially offset by a performance-driven increase in incentive-based compensation, expenses incurred related to the closure of all six Canada Geek Squad stand-alone stores in the second quarter of fiscal 2007 and increased asset impairment charges.

Additional Consolidated Results

Other Income (Expense)

Our investment income and other in fiscal 2008 decreased to $129 million, compared with $162 million in fiscal 2007 and $107 million in fiscal 2006. The decrease in fiscal 2008 compared to fiscal 2007 was due to the impact of lower average cash and investment balances, as investments were liquidated to fund our ASR program in fiscal 2008 and a one-time $20 million gain on the sale of an equity investment in fiscal 2007. The change in fiscal 2007 compared to fiscal 2006 was due primarily to higher investment yields and the $20 million gain on the sale of an equity investment in fiscal 2007.

Interest expense in fiscal 2008 increased to $62 million, compared with $31 million and $30 million in fiscal 2007 and 2006, respectively. The increase in fiscal 2008 compared to fiscal 2007 and 2006 was due primarily to borrowings under our credit facilities related to the funding of the ASR program in fiscal 2008.

Effective Income Tax Rate

Our effective income tax rate increased to 36.6% in fiscal 2008, compared with 35.3% in fiscal 2007 and 33.7% in fiscal 2006. The increase in the effective income tax rate in fiscal 2008 compared to fiscal 2007 was due primarily to a reduced tax benefit from foreign operations, lower tax-exempt interest income and an increase in state income taxes. The increase in the effective income tax rate in fiscal 2007 compared to fiscal 2006 was due primarily to a change in the composition of taxable income between foreign and domestic entities.

Impact of Inflation and Changing Prices

Highly competitive market conditions and the general economic environment minimized inflation's impact on the selling prices of our products and services, and on our expenses. In addition, price deflation and the continued commoditization of key technology products affect our ability to increase our gross profit rate.

Liquidity and Capital Resources

Summary

We ended fiscal 2008 with $1.5 billion of cash and cash equivalents and short-term investments, compared with

$3.8 billion at the end of fiscal 2007. Working capital, the excess of current assets over current liabilities, was $0.6 billion at the end of fiscal 2008, down from $2.8 billion at the end of fiscal 2007. The decreases in cash and cash equivalents, short-term investments and working capital were due primarily to the liquidation of a substantial portion of our investment portfolio to repay debt and to fund our ASR program. In addition, at March 1, 2008, we reclassified $417 million (par value) of our short-term investments in auction-rate securities to non-current assets within equity and other investments in our consolidated balance sheet given the uncertainty of when these investments can be successfully liquidated at par as a result of the current market failures for auction-rate securities as described below.

In accordance with our investment policy, we invest with issuers who have high-quality credit and limit the amount of investment exposure to any one issuer. The primary objective of our investment activities is to preserve principal and maintain a desired level of liquidity to meet working capital needs. We seek to preserve principal and minimize exposure to interest-rate fluctuations by limiting default risk, market risk and reinvestment risk. All investment debt securities we own are investment grade. We do not have any investments in securities that are collateralized by assets that include mortgages or subprime debt. The vast majority of our investments in auction-rate securities are AAA/Aaa-rated and collateralized by student loans, which are guaranteed 95% to 100% by the U.S. government.

Until February 2008, the market for auction-rate securities was highly liquid. Beginning February 11, 2008, a substantial number of auctions began to fail as the amount of securities submitted for sale in those auctions exceeded the aggregate amount of the bids. Substantially all of our auction-rate securities portfolio at March 1, 2008, has been subject to failed auctions. For each unsuccessful auction, the interest rate moves to a maximum rate defined for each security. To date, we have collected all interest due on our auction-rate securities and expect to continue to do so in the future. Since March 1, 2008 and through April 25, 2008, we have liquidated $20 million of auction-rate securities at par value. At April 25, 2008, our auction-rate securities portfolio was $397 million (par value). The principal associated with failed auctions will not be accessible until successful auctions occur, a buyer is found outside of the auction process, the issuers establish a different form of financing to replace these securities, or final payments come due according to the contractual maturities of the debt issues, which range from 8 to 40 years.

We believe that the credit quality of our auction-rate securities is high and that we will ultimately recover all amounts invested in these securities. We do not believe the current illiquidity of these investments will have a material impact on our ability to execute our business plans as described below in the Outlook for Fiscal 2009 section of this MD&A.

Our liquidity is also affected by restricted cash and investments in debt securities that are pledged as collateral or restricted to use for vendor payables, general liability insurance, workers' compensation insurance and warranty programs. Restricted cash and investments in debt securities totaled $408 million and $382 million at March 1, 2008, and March 3, 2007, respectively, and were included in other current assets or equity and other investments.

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for each of the past three fiscal years ($ in millions):

	2008	2007	2006

Total cash provided by (used in):
Operating activities	$2,025	$1,762	$1,740
Investing activities	1,464	(780)	(754)
Financing activities	(3,378)	(513)	(619)
Effect of exchange rate changes on cash	122	(12)	27

Increase in cash and cash equivalents	$233	$457	$394

Operating Activities

Cash provided by operating activities was $2.0 billion in fiscal 2008, compared with $1.8 billion in fiscal 2007 and $1.7 billion in fiscal 2006. The changes were due primarily to increases in cash provided by changes in operating assets and liabilities. The changes in operating assets and liabilities were due primarily to changes in accrued income taxes, accounts payable, other liabilities and merchandise inventories. The decrease in cash used for accrued income taxes resulted mainly from the timing of tax payments. The increase in cash used for accounts payable and other liabilities was due primarily to the timing of vendor payments. The modest increase in cash used for merchandise inventories was due primarily to investments in key product categories, such as notebook computers and video gaming hardware and software.

Investing Activities

Cash provided by investing activities was $1.5 billion in fiscal 2008, compared with cash used in investing activities of $780 million in fiscal 2007 and $754 million in fiscal 2006. The change in cash provided by investing activities in fiscal 2008, compared with cash used in fiscal 2007, was due to an increase in the net sales of investments of approximately $2.1 billion and a decrease in cash used in acquisition activities. We liquidated a substantial portion of our investment portfolio in fiscal 2008 in order to repay debt incurred to fund our ASR program. We acquired Speakeasy for $89 million in fiscal 2008. We acquired Pacific Sales and Five Star in fiscal 2007 for a combined total of $421 million. Capital expenditures in fiscal 2008 increased modestly to $797 million, compared to $733 million in fiscal 2007. Refer to Capital Expenditures below for additional information. In fiscal 2008, we used cash for the construction of new retail locations, information systems and other store projects, including expansions and remodels. The primary purposes of our capital expenditures were to support our expansion plans and improve our operational efficiency.

Financing Activities

Cash used in financing activities was $3.4 billion in fiscal 2008, compared with $513 million and $619 million in fiscal 2007 and 2006, respectively. The change in cash used in financing activities in fiscal 2008, compared with fiscal 2007, was due primarily to an increase in repurchases of our common stock. During fiscal 2008, we repurchased $3.5 billion of our common stock, compared with $599 million in fiscal 2007.

Proceeds from the issuance of debt, net of repayments, were $133 million in fiscal 2008, compared with $12 million in fiscal 2007 and net repayments of $33 million in fiscal 2006. In fiscal 2008, we engaged in various debt financing activities as a result of our ASR program, including terminating our previous $200 million bank revolving credit facility, borrowing $2.5 billion under a bridge loan facility, terminating and repaying the bridge loan facility, and entering into a $2.5 billion five-year unsecured revolving credit facility.

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

In September 2007, we entered into a $2.5 billion five-year unsecured revolving credit facility (the "Credit Agreement") with a syndicate of banks. The Credit Agreement permits borrowings up to $2.5 billion, and may be increased up to $3.0 billion at our option and upon the consent of the administrative agent under the Credit Agreement and each of the banks providing an incremental credit commitment. The Credit Agreement has a $300 million letter of credit sub-limit and a $200 million foreign currency sub-limit. The Credit Agreement expires in September 2012.

Borrowings under the Credit Agreement bear interest at rates specified in the agreement. At March 1, 2008, $120 million in borrowings was outstanding and $2.4 billion was available under the Credit Agreement. Amounts outstanding under letters of credit may reduce amounts available under the Credit Agreement. The Credit Agreement also contains financial covenants that require us to maintain a maximum quarterly cash flow leverage ratio and a minimum quarterly interest coverage ratio. The Credit Agreement contains customary default provisions including, but not limited to, failure to pay interest or principal when due and failure to comply with covenants.

We also have inventory financing facilities through which certain suppliers receive payments from a designated finance company on invoices we owe them. At March 1, 2008, and March 3, 2007, $26 million and $39 million, respectively, were outstanding and included in accrued liabilities in our consolidated balance sheets; and $215 million and $196 million, respectively, were available for use under these inventory financing facilities.

Our International segment has a $25 million revolving demand facility for our Canada operations, of which $20 million is available from February through July, and $25 million is available from August through January of each year. There is no set expiration date for this facility. All borrowings under this facility are made available at the sole discretion of the lender and are payable on demand. Borrowings under this facility are unsecured and bear interest at rates specified in the credit agreement. There were no borrowings outstanding under this facility for any period presented. However, amounts outstanding under letters of credit and letters of guarantee reduced amounts available under this facility to $19 million and $16 million, at March 1, 2008, and March 3, 2007, respectively.

Our International segment also has $86 million in revolving demand facilities to finance working capital requirements for our China operations. The facilities are renewed annually with the respective banks. An aggregate of $36 million in borrowings was outstanding under these facilities at March 1, 2008. Certain borrowings are secured by a guarantee of Best Buy Co., Inc. and bear interest at rates specified in the credit agreements.

Our ability to access our credit facilities is subject to our compliance with the terms and conditions of the credit facilities, including financial covenants. The financial covenants require us to maintain certain financial ratios. At March 1, 2008, we were in compliance with all such covenants. In the event we were to default on any of our other debt, it would constitute a default under our credit facilities as well.

An interest coverage ratio represents the ratio of pre-tax earnings before fixed charges (interest expense and the interest portion of rent expense) to fixed charges. Our interest coverage ratio, calculated as reported in Exhibit No. 12.1 of this Annual Report on Form 10-K, was 8.9 and 10.3 in fiscal 2008 and 2007, respectively.

Our credit ratings at April 25, 2008, were as follows:

Rating Agency	Rating	Outlook

Fitch	BBB+	Stable
Moody's	Baa2	Stable
Standard & Poor's	BBB	Stable

Factors that can affect our credit ratings include changes in our operating performance, the economic environment, conditions in the retail and consumer electronics industries, our financial position and changes in our business strategy. We do not currently foresee any reasonable circumstances under which our credit ratings would be significantly downgraded. If a downgrade were to occur, it could adversely impact, among other things, our future borrowing costs, access to capital markets and vendor financing terms, and ultimately result in higher long-term lease costs. In addition, the conversion rights of the holders of our convertible subordinated debentures could be accelerated if our credit ratings were to be significantly downgraded.

Capital Expenditures

A component of our long-term strategy is our capital expenditure program. This program includes, among other things, investments in new stores, store remodeling, store relocations and expansions, new distribution facilities and information technology enhancements. During fiscal 2008, we invested $797 million in property and equipment, including opening 155 new stores; adding Best Buy Mobile, Apple and Magnolia Home Theater store-within-a-store experiences inside new and existing U.S. Best Buy stores; expanding and remodeling existing stores; and upgrading our information technology systems. Capital expenditures are funded through cash provided by operating activities, as well as available cash and cash equivalents and short-term investments.

Refer to the Outlook for Fiscal 2009 section of this MD&A for information on our capital expenditure plans in fiscal 2009.

The following table presents our capital expenditures for each of the past three fiscal years ($ in millions):

	2008	2007	2006

New stores	$267	$253	$244
Store-related projects(1)	222	251	206
Information technology	259	121	115
Other	49	108	83

Total capital expenditures	$797	$733	$648

(1)
Includes store remodels and expansions, as well as various merchandising projects.

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

The debentures become convertible into shares of our common stock at a conversion rate of 21.7391 shares per $1,000 principal amount of debentures, equivalent to an initial conversion price of $46.00 per share, if the closing price of our common stock exceeds a specified price for 20 consecutive trading days in a 30-trading day period preceding the date of conversion, if our credit rating falls below specified levels, if the debentures are called for redemption or if certain specified corporate transactions occur. During a portion of fiscal 2007, our closing stock price exceeded the specified stock price for more than 20 trading days in a 30-day trading period. Therefore, debenture holders had the option to convert their debentures into shares of our common stock. However, no debentures were so converted. Due to changes in the price of our common stock, the debentures were no longer convertible at the holders' option at March 3, 2007, and have not been convertible through April 25, 2008.

The debentures have an interest rate of 2.25% per annum. The interest rate may be reset, but not below 2.25% or above 3.25%, on July 15, 2011, and July 15, 2016. One of our subsidiaries has guaranteed the convertible debentures.

At the end of fiscal 2008, $197 million was outstanding under financing lease obligations.

Share Repurchases and Dividends

From time to time, we repurchase our common stock in the open market pursuant to programs approved by our Board. We may repurchase our common stock for a variety of reasons, such as acquiring shares to offset dilution related to equity-based incentives, including stock options and our employee stock purchase plan, and optimizing our capital structure.

In June 2007, our Board authorized a $5.5 billion share repurchase program. The program, which became effective on June 26, 2007, terminated and replaced a $1.5 billion share repurchase program authorized by our Board in June 2006. There is no expiration date governing the period over which we can make our share repurchases under the June 2007 share repurchase program. Prior to termination of the June 2006 share repurchase program, we purchased and retired 9.8 million shares at a cost of $461 million under the June 2006 program in fiscal 2008.

The June 2006 share repurchase program, which became effective June 21, 2006, terminated and replaced a $1.5 billion share repurchase program authorized by our Board in April 2005.

The April 2005 share repurchase program, which became effective on April 27, 2005, terminated and replaced a $500 million share repurchase program authorized by our Board in June 2004.

In accordance with our June 2007 share repurchase program, on June 26, 2007, we entered into an ASR program authorized by the Board. The ASR program consisted of two agreements to purchase shares of our common stock from Goldman for an aggregate purchase price of $3.0 billion. The ASR program concluded in February 2008. Total aggregate shares repurchased under the ASR program were 65.8 million shares at an average purchase price of $45.59 per share.

At the end of fiscal 2008, $2.5 billion of the $5.5 billion authorized by our Board was available for future share repurchases under the June 2007 share repurchase program.

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

We consider several factors in determining when to make share repurchases including, among other things, our cash needs and the market price of our stock. We expect that cash provided by future operating activities, as well as available cash and cash equivalents and short-term investments, will be the sources of funding for our share repurchase program. Based on the anticipated amounts to be generated from those sources of funds in relation to the remaining authorization approved by our Board under the June 2007 share repurchase program, we do not expect that future share repurchases will have a material impact on our short-term or long-term liquidity.

In fiscal 2004, our Board initiated the payment of a regular quarterly cash dividend on our common stock. A quarterly cash dividend has been paid in each subsequent quarter. Effective with the quarterly cash dividend paid in the third quarter of fiscal 2006, we increased our quarterly cash dividend per share by 9%, to $0.08 per share per quarter. Effective with the quarterly cash dividend paid in the third quarter of fiscal 2007, we increased our quarterly cash dividend per share by 25% to $0.10 per share per quarter. Effective with the quarterly cash dividend paid in the third quarter of fiscal 2008, we increased our quarterly cash dividend per share by 30% to $0.13 per share per quarter. The payment of cash dividends is subject to customary legal and contractual restrictions. During fiscal 2008, we made four dividend payments totaling $0.46 per share, or $204 million in the aggregate.

During fiscal 2008, we spent a total of $3.7 billion for share repurchases and dividend payments.

Other Financial Measures

Our debt-to-capitalization ratio, which represents the ratio of total debt, including the current portion of long-term debt, to total capitalization (total debt plus total shareholders' equity), increased to 15% at the end of fiscal 2008, compared with 9% at the end of fiscal 2007. The increase was due primarily to the impact of our share repurchases, which increased debt and decreased shareholders' equity. We view our debt-to-capitalization ratio as an important indicator of our creditworthiness. Our adjusted debt-to-capitalization ratio, including capitalized operating lease obligations (rental expense for all operating leases multiplied by eight), was 60% at the end of fiscal 2008, compared with 49% at the end of fiscal 2007.

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

The most directly comparable GAAP financial measure to our adjusted debt-to-capitalization ratio, including capitalized operating lease obligations, is our debt-to-capitalization ratio. Our debt-to-capitalization ratio excludes capitalized operating lease obligations in both the numerator and denominator of the calculation.

The following table presents a reconciliation of the numerator and denominator used in the calculation of our adjusted debt-to-capitalization ratio, including capitalized operating lease obligations ($ in millions):

	2008	2007

Debt (including current portion)	$816	$650
Capitalized operating lease obligations (8 times rental expense)(1)	5,902	5,401

Total debt (including capitalized operating lease obligations)	$6,718	$6,051

Debt (including current portion)	$816	$650
Capitalized operating lease obligations (8 times rental expense)(1)	5,902	5,401
Total shareholders' equity	4,484	6,201

Adjusted capitalization	$11,202	$12,252

Debt-to-capitalization ratio	15%	9%
Adjusted debt-to-capitalization ratio (including capitalized operating lease obligations)	60%	49%
(1)
The multiple of eight times rental expense used to calculate our total capitalized operating lease obligations is the multiple used for the retail sector by one of the nationally recognized credit rating agencies that rate our creditworthiness.

Off-Balance-Sheet Arrangements and Contractual Obligations

Other than operating leases, we do not have any off-balance-sheet financing. We have financed a portion of our new-store development program through sale-leaseback transactions. These transactions involve selling stores to unrelated parties and then leasing the stores back. The leases are accounted for as operating leases in accordance with GAAP. A summary of our operating lease obligations by fiscal year is included in the "Contractual Obligations" section below. Additional information regarding our operating leases is available in Item 2, Properties, and Note 6, Leases, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

The following table presents information regarding our contractual obligations by fiscal year ($ in millions):

		Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Short-term debt obligations	$156	$156	$—	$—	$—
Long-term debt obligations	412	—	9	403	—
Capital lease obligations	51	14	21	2	14
Financing lease obligations	197	18	38	42	99
Interest payments	217	31	47	36	103
Operating lease obligations(1)	6,832	772	1,477	1,301	3,282
Purchase obligations(2)(3)	2,333	1,311	930	89	3
Unrecognized tax benefits(4)	261
Deferred compensation(5)	74

Total	$10,533	$2,302	$2,522	$1,873	$3,501

Note: For additional information refer to Note 4, Debt; Note 6, Leases; Note 8, Income Taxes and Note 10, Contingencies and Commitments, in the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

(1)
Operating lease obligations do not include payments to landlords covering real estate taxes and common area maintenance. These charges, if included, would increase total operating lease obligations by $1.8 billion at March 1, 2008.

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

(3)
We have a contractual commitment to acquire the remaining 25% interest in Five Star within the next several years, subject to Chinese government approval. Due to uncertainties concerning the purchase amount, timing and ability to obtain the necessary governmental approval of the acquisition, this commitment is excluded from the table.

(4)
Unrecognized tax benefits relate to uncertain tax positions recorded under Financial Accounting Standards Board Interpretation No. 48, which we adopted on March 4, 2007. As we are not able to reasonably estimate the timing of the payments or the amount by which the liability will increase or decrease over time, the related balances have not been reflected in the "Payments Due by Period" section of the table.

(5)
Included in other long-term liabilities on our consolidated balance sheet at March 1, 2008, was a $74 million obligation for deferred compensation. As the specific payment dates for the deferred compensation are unknown, the related balances have not been reflected in the "Payments Due by Period" section of the table.

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
We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our markdown reserve. However, if estimates regarding consumer demand are inaccurate or changes in technology affect demand for certain products in an unforeseen manner, we may be exposed to losses or gains that could be material. A 10% difference in our actual markdown reserve at March 1, 2008, would have affected net earnings by approximately $4 million in fiscal 2008.

We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our inventory loss reserve. However, if our estimates regarding physical inventory losses are inaccurate, we may be exposed to losses or gains that could be material. A 10% difference in actual physical inventory losses reserved for at March 1, 2008, would have affected net earnings by approximately $5 million in fiscal 2008.

Vendor Allowances

We receive funds from vendors for various programs, primarily as reimbursements for costs such as markdowns, margin protection, advertising and sales incentives.
Vendor allowances provided as a reimbursement of specific, incremental and identifiable costs incurred to promote a vendor's products are included as an expense reduction when the cost is incurred. All other vendor allowances are initially deferred and recorded as a reduction of merchandise inventories. The deferred amounts are then included as a reduction of cost of goods sold when the related product is sold.
Based on the provisions of our vendor agreements, we develop vendor fund accrual rates by estimating the point at which we will have completed our performance under the agreement and the deferred amounts will be earned. During the year, due to the complexity and diversity of the individual vendor agreements, we perform analyses and review historical trends to ensure the deferred amounts earned are appropriately recorded. As a part of these analyses, we apply rates negotiated with our vendors to actual purchase volumes to determine the amount of funds accrued and receivable from the vendor. Certain of our vendor agreements contain purchase volume incentives that provide for increased funding when graduated purchase volumes are met. Amounts accrued throughout the year could be impacted if actual purchase volumes differ from projected annual purchase volumes.
We have not made any material changes in the accounting methodology used to record vendor receivables in the past three fiscal years.
If actual results are not consistent with the assumptions and estimates used, we may be exposed to additional adjustments that could materially impact, positively or negatively, our gross profit rate and inventory. However, substantially all receivables associated with these activities are collected within two months, and all amounts deferred against inventory turnover within the following fiscal year, and therefore do not require subjective long-term estimates. Adjustments to gross profit rate and inventory in the following fiscal year have historically not been material.
A 10% difference in our vendor receivables at March 1, 2008, would have affected net earnings by approximately $19 million in fiscal 2008.
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

In the fourth quarter of fiscal 2008, we completed our annual impairment testing of goodwill and other intangible assets using the methodology described herein, and determined there was no impairment.
The carrying value of goodwill at March 1, 2008, was $1.1 billion. The carrying value of tradenames at March 1, 2008, was $97 million.
We determine fair value using widely accepted valuation techniques, including discounted cash flows and market multiple analyses. These types of analyses contain uncertainties because they require management to make assumptions and to apply judgment to estimate industry economic factors and the profitability of future business strategies. It is our policy to conduct impairment testing based on our current business strategy in light of present industry and economic conditions, as well as future expectations.
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
Tax Contingencies

Our income tax returns, like those of most companies, are periodically audited by domestic and foreign tax authorities. These audits include questions regarding our tax filing positions, including the timing and amount of deductions and the allocation of income among various tax jurisdictions. At any one time, multiple tax years are subject to audit by the various tax authorities. In evaluating the exposures associated with our various tax filing positions, we record a liability for probable exposures. A number of years may elapse before a particular matter, for which we have established a liability, is audited and fully resolved or clarified. We adjust our liability for unrecognized tax benefits and income tax provision in the period in which an uncertain tax position is effectively settled, the statute of limitations expires for the relevant taxing authority to examine the tax position or when more information becomes available.

Effective March 4, 2007, we adopted FIN No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109. We reported the cumulative effect of $13 million related to the adoption of FIN No. 48 as a decrease to retained earnings at the beginning of fiscal 2008.
Our liability for unrecognized tax benefits contains uncertainties because management is required to make assumptions and to apply judgment to estimate the exposures associated with our various filing positions.
Our effective income tax rate is also affected by changes in tax law, the tax jurisdiction of new stores or business ventures, the level of earnings and the results of tax audits.
Although management believes that the judgments and estimates discussed herein are reasonable, actual results could differ, and we may be exposed to losses or gains that could be material.
To the extent we prevail in matters for which a liability has been established, or are required to pay amounts in excess of our established liability, our effective income tax rate in a given financial statement period could be materially affected. An unfavorable tax settlement generally would require use of our cash and may result in an increase in our effective income tax rate in the period of resolution. A favorable tax settlement may be recognized as a reduction in our effective income tax rate in the period of resolution.

Revenue Recognition

See Note 1, Summary of Significant Accounting Policies, to the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for a complete discussion of our revenue recognition policies.

We recognize revenue, net of estimated returns, at the time the customer takes possession of the merchandise or receives services. We estimate the liability for sales returns based on our historical return levels.
We sell gift cards to customers in our retail stores, through our Web sites and through selected third parties. A liability is initially established for the cash value of the gift card. We recognize revenue from gift cards when: (i) the card is redeemed by the customer; or (ii) the likelihood of the gift card being redeemed by the customer is remote ("gift card breakage"). We determine our gift card breakage rate based upon historical redemption patterns, which show that after 24 months, we can determine the portion of the liability where redemption is remote.
We have a customer loyalty program which allows members to earn points for each purchase completed at any of our Best Buy stores in the U.S., Canada and China, through our BestBuy.com and BestBuy.ca Web sites or when using our customer loyalty program credit card. Points earned enable members to receive a certificate that may be redeemed on future purchases at Best Buy stores and Web sites in the U.S. and Canada. The value of points earned by our loyalty program members is included in accrued liabilities and recorded as a reduction in revenue at the time the points are earned, based on the value of points that are projected to be redeemed.
Our revenue recognition accounting methodology contains uncertainties because it requires management to make assumptions regarding and to apply judgment to estimate future sales returns and the amount and timing of gift cards and loyalty program points projected to be redeemed by gift card recipients and members of our loyalty program. Our estimate of the amount and timing of sales returns and gift cards or points projected to be redeemed is based primarily on historical transaction experience.
We have not made any material changes in the accounting methodology used to measure sales returns or recognize revenue for our gift card and customer loyalty programs during the past three fiscal years except for the change made in the third quarter of fiscal 2006 related to gift card breakage income (see Note 1, Summary of Significant Accounting Policies, to the Notes to Consolidated Financial Statements for further information).

We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to measure sales returns or recognize revenue for our gift card and customer loyalty programs. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material.
A 10% change in our sales return reserve at March 1, 2008, would have affected net earnings by approximately $1 million in fiscal 2008.
A 10% change in our unredeemed gift card breakage rate at March 1, 2008, would have affected net earnings by approximately $6 million in fiscal 2008.
A 10% change in our customer loyalty program liability at March 1, 2008, would have affected net earnings by approximately $5 million in fiscal 2008.

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
The liability recorded for location closures contains uncertainties because management is required to make assumptions and to apply judgment to estimate the duration of future vacancy periods, the amount and timing of future settlement payments, and the amount and timing of potential sublease rental income. When making these assumptions, management considers a number of factors, including historical settlement experience, the owner of the property, the location and condition of the property, the terms of the underlying lease, the specific marketplace demand and general economic conditions.
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
A 10% change in our location closing liability at March 1, 2008, would have affected net earnings by approximately $2 million in fiscal 2008.
Stock-Based Compensation

We have a stock-based compensation plan, which includes non-qualified stock options and nonvested share awards, and an employee stock purchase plan. See Note 1, Summary of Significant Accounting Policies, and Note 5, Shareholders' Equity, to the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for a complete discussion of our stock-based compensation programs.

We determine the fair value of our non-qualified stock option awards at the date of grant using option-pricing models. Non-qualified stock option awards granted through fiscal 2005 were valued using a Black-Scholes model. Non-qualified stock option awards granted after fiscal 2005 were primarily valued using a lattice model.
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
A 10% change in our stock-based compensation expense for the year ended March 1, 2008, would have affected net earnings by approximately $7 million in fiscal 2008.

Self-Insured Liabilities

We are self-insured for certain losses related to health, workers' compensation and general liability claims. However, we obtain third-party insurance coverage to limit our exposure to these claims.
When estimating our self-insured liabilities, we consider a number of factors, including historical claims experience, demographic factors, severity factors and valuations provided by independent third-party actuaries.
Annually, management reviews its assumptions and the valuations provided by independent third-party actuaries to determine the adequacy of our self-insured liabilities.
Our self-insured liabilities contain uncertainties because management is required to make assumptions on an annual basis and to apply judgment to estimate the ultimate cost to settle reported claims and claims incurred but not reported at the balance sheet date.
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
A 10% change in our self-insured liabilities at March 1, 2008, would have affected net earnings by approximately $6 million in fiscal 2008.
Acquisitions — Purchase Price Allocation

In accordance with accounting for business combinations, we allocate the purchase price of an acquired business to its identifiable assets and liabilities based on estimated fair values. Minority interests' proportionate ownership of assets and liabilities are recorded at historical carrying values. The excess of the purchase price over the amount allocated to the assets and liabilities, if any, is recorded as goodwill.

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
During the last three fiscal years, we completed three significant acquisitions. In May 2007, we acquired Speakeasy for $103 million, which included transaction costs and repayment of debt. In June 2006, we acquired a 75% interest in Five Star for $184 million, which included a working capital injection of $122 million and transaction costs. In May 2006, we acquired Pacific Sales for $411 million, which included transaction costs. See Note 2, Acquisitions, to the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for the complete purchase price allocation calculations.
We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to complete the purchase price allocation and estimate the fair value of acquired assets and liabilities. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material.

New Accounting Standards

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance and cash flows. Entities are required to provide enhanced disclosures about: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We will adopt SFAS No. 161 beginning in the fourth quarter of fiscal 2009. We are evaluating the impact the adoption of SFAS No. 161 will have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(revised 2007), Business Combinations ("141R"). SFAS No. 141R significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, preacquisition contingencies, transaction costs, in-process research and development and restructuring costs. In addition, under SFAS No. 141R, changes in an acquired entity's deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008. We will adopt SFAS No. 141R beginning in the first quarter of fiscal 2010. This standard will change our accounting treatment for business combinations on a prospective basis.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Companies are not allowed to adopt SFAS No. 159 on a retrospective basis unless they choose early adoption. We adopted SFAS No. 159 on March 2, 2008, and did not elect the fair value option for eligible items that existed at the date of adoption.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurement. SFAS No. 157, as originally issued, was effective for fiscal years beginning after November 15, 2007. However, in December 2007, the FASB issued FASB Staff Position FAS157-b, which deferred the effective date of SFAS No. 157 for one year, as it relates to nonfinancial assets and liabilities. We will adopt SFAS No. 157 as it relates to financial assets and liabilities beginning in the first quarter of fiscal 2009. We are evaluating the impact the adoption of SFAS No. 157 will have on our financial statements and related disclosures, but do not expect SFAS No. 157 to have a material impact on our consolidated financial position or results of operations.

Outlook for Fiscal 2009

Our outlook for fiscal 2009 is based on information presently available and contains certain assumptions regarding future economic conditions. Differences in actual economic conditions compared with our assumptions could have a material impact on our fiscal 2009 results. Refer to Item 1A, Risk Factors, of this Annual Report on Form 10-K for additional important factors that could cause future results to differ materially from those contemplated by the following forward-looking statements.

As we consider the macroeconomic pressures on the consumer and evaluate the industry business trends, we believe it is prudent to plan for a soft consumer environment in the near-term. Looking forward to fiscal 2009, we are projecting annual earnings per diluted share ("EPS") of $3.25 to $3.40, an average increase of 7% as compared to fiscal 2008. We expect the EPS growth to be driven primarily by a reduction in the weighted-average number of shares outstanding, a 9% increase in revenue and an unchanged gross profit rate, partially offset by an increase in our SG&A rate. We are projecting that our effective income tax rate for fiscal 2008 will be in the range of 37.5% to 38.0%.

Specifically, we are forecasting revenue of $43 to $44 billion in fiscal 2008, compared with revenue of $40.0 billion in fiscal 2008. We expect the net addition of approximately 140 new stores will drive more than half of the revenue growth. For the fiscal year, we are projecting an increase in comparable store sales of 1% to 3%.

Our fiscal 2009 outlook assumes a decline in our operating income rate of 0.3% to 0.4% of revenue, compared with fiscal 2008. The decline in our operating income rate is expected to be driven by an increase in our SG&A rate of 0.3% to 0.4% of revenue due to slower revenue growth combined with continued investment in strategic growth platforms such as Best Buy Mobile and international expansion. Further, we expect our gross profit rate to be unchanged year-over-year, driven primarily by mix benefits from revenue growth in mobile phones, navigation devices and services to offset the negative mix impact from continued growth in notebook computers and video gaming.

We do not provide a specific forecast for quarterly EPS. Given the current environment, we expect that EPS growth in the second half of the year will more than offset modest declines in the first half.

Capital expenditures in fiscal 2009 are expected to be approximately $1.1 billion. Of that total, we expect approximately $750 million will support our planned new-store openings and various store enhancement projects, including the costs of adding the Best Buy Mobile experience to additional U.S. Best Buy stores. Specifically, the capital expenditures are expected to support the opening of 85 to 100 new U.S. Best Buy stores; five to ten Pacific Sales stores; six Canada Best Buy stores; five Future Shop stores; 20 to 25 Five Star stores; and five to eight China Best Buy stores. We also anticipate opening test stores in Mexico and Turkey within the next 12 to 18 months. In addition, we expect to remodel and enhance certain existing stores. Capital expenditures in fiscal 2009 also are expected to include approximately $300 million in technology investments intended, among other things, to improve our supply chain and customer analytic capabilities, as well as increase our operating efficiencies and support domestic and international growth.

During fiscal 2009, we plan to continue our quarterly cash dividend program. We will continue to evaluate the amount of our quarterly dividend based on our cash and short-term investments position at the end of fiscal 2008, and our expected cash flows to be generated during fiscal 2009.

We also expect to continue repurchasing our common stock during fiscal 2009 pursuant to the $5.5 billion share repurchase program authorized by our Board in June 2007, of which $2.5 billion remains available. For the purpose of providing earnings guidance for fiscal 2009, we have assumed that we will repurchase $800 million of our common stock. There is no stated expiration date governing the period over which we can make our share repurchases.

The actual amount of our fiscal 2009 capital expenditures, share repurchases, and, if any, external investments, all of which add unique capabilities or dimensions to our businesses and support our growth strategy, can vary significantly from planned levels depending on general economic conditions and the opportunities available to us.

We intend to update our annual earnings guidance if we are reasonably confident that annual results are expected to change materially from our guidance.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

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

During fiscal 2008, the U.S. dollar has been generally weaker throughout the year relative to the currencies of the foreign countries in which we operate. The overall weakness of the U.S. dollar had a positive impact on our International segment's revenue and net earnings because the foreign denominations translated into more U.S. dollars.

It is not possible to determine the exact impact of foreign currency exchange rate changes; however, the effect on reported revenue and net earnings can be estimated. We estimate that the overall weakness of the U.S. dollar had a favorable impact on revenue of approximately $561 million in fiscal 2008. In addition, we estimate that such weakness had a favorable impact of approximately $22 million on net earnings in fiscal 2008.

Interest Rate Risk

Short-term and long-term debt

At March 1, 2008, our short-term and long-term debt was comprised primarily of credit facilities and convertible debentures. We do not manage the interest rate risk on our debt through the use of derivative instruments.

Our credit facilities are not subject to material interest rate risk. The credit facilities' interest rates may be reset due to fluctuations in a market-based index, such as the federal funds rate, the London Interbank Offered Rate (LIBOR), or the base rate or prime rate of our lenders. A hypothetical 100-basis-point change in the interest rates of our credit facilities would change our annual pre-tax earnings by $2 million.

Our convertible debentures are not subject to material interest rate risk. The interest rate on our debentures may be reset but not more than 100 basis points higher than the current rates. If the interest rate on the debentures at March 1, 2008, were to be reset 100 basis points higher, our annual pre-tax earnings would decrease by $4 million.

Short-term and long-term investments in debt securities

At March 1, 2008, our short-term and long-term investments were comprised primarily of debt securities, specifically commercial paper and auction-rate securities. These investments are not subject to material interest rate risk. A hypothetical 100-basis-point change in the interest rate would change our annual pre-tax earnings by $5 million. We do not currently manage interest rate risk on our investments through the use of derivative instruments.

Other Market Risks

Investments in auction-rate securities

At March 1, 2008, we held $417 million (par value) in investments in auction-rate securities and concluded no temporary impairment exists on these securities. Given current conditions in the auction-rate securities market as described above in the Liquidity and Capital Resources section, included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report on Form 10-K, we may incur temporary unrealized losses or other-than-temporary realized losses in the future if market conditions persist and we are unable to recover the cost of our investments in auction-rate securities. A hypothetical 100-basis-point loss from the par value of these investments would result in a $4 million impairment.

Item 8. Financial Statements and Supplementary Data.

Management's Report on the Consolidated Financial Statements

Our management is responsible for the preparation, integrity and objectivity of the accompanying consolidated financial statements and the related financial information. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and necessarily include certain amounts that are based on estimates and informed judgments. Our management also prepared the related financial information included in this Annual Report on Form 10-K and is responsible for its accuracy and consistency with the consolidated financial statements.

The accompanying consolidated financial statements have been audited by Deloitte & Touche LLP, an independent registered public accounting firm, who conducted its audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). The independent registered public accounting firm's responsibility is to express an opinion as to the fairness with which such financial statements present our financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States.

Management's Report on Internal Control Over Financial Reporting

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we assessed the effectiveness of our internal control over financial reporting as of March 1, 2008, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on its assessment, management has concluded that our internal control over financial reporting was effective as of March 1, 2008. During its assessment, management did not identify any material weaknesses in our internal control over financial reporting. Deloitte & Touche LLP, the independent registered public accounting firm that audited our consolidated financial statements for the year ended March 1, 2008, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, has issued an unqualified attestation report on the effectiveness of our internal control over financial reporting as of March 1, 2008.

Bradbury H. Anderson Vice Chairman and Chief Executive Officer (principal executive officer)	James L. Muehlbauer Executive Vice President — Finance and Chief Financial Officer (principal financial officer)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Best Buy Co., Inc.

We have audited the accompanying consolidated balance sheets of Best Buy Co., Inc. and subsidiaries (the "Company") as of March 1, 2008 and March 3, 2007, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the three years in the period ended March 1, 2008, March 3, 2007 and February 25, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Best Buy Co., Inc. and subsidiaries as of March 1, 2008 and March 3, 2007, and the results of their operations and their cash flows for each of the three years in the period ended March 1, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective March 4, 2007, Best Buy Co., Inc. and subsidiaries changed their method of accounting for uncertain tax benefits upon adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of March 1, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated April 25, 2008 expressed an unqualified opinion on the Company's internal control over financial reporting.

Minneapolis, Minnesota
April 25, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Best Buy Co., Inc.

We have audited the internal control over financial reporting of Best Buy Co., Inc. and subsidiaries (the "Company") as of March 1, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 1, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended March 1, 2008 of the Company and our report dated April 25, 2008 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph relating to the Company's change effective March 4, 2007, in its method of accounting for uncertain tax benefits.

Minneapolis, Minnesota
April 25, 2008

Consolidated Balance Sheets

$ in millions, except per share and share amounts

	March 1, 2008	March 3, 2007

Assets
Current Assets
Cash and cash equivalents	$1,438	$1,205
Short-term investments	64	2,588
Receivables	549	548
Merchandise inventories	4,708	4,028
Other current assets	583	712

Total current assets	7,342	9,081
Property and Equipment
Land and buildings	732	705
Leasehold improvements	1,752	1,540
Fixtures and equipment	3,057	2,627
Property under capital lease	67	32

	5,608	4,904
Less accumulated depreciation	2,302	1,966

Net property and equipment	3,306	2,938
Goodwill	1,088	919
Tradenames	97	81
Equity and Other Investments	605	338
Other Assets	320	213

Total Assets	$12,758	$13,570

Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable	$4,297	$3,934
Unredeemed gift card liabilities	531	496
Accrued compensation and related expenses	373	332
Accrued liabilities	975	990
Accrued income taxes	404	489
Short-term debt	156	41
Current portion of long-term debt	33	19

Total current liabilities	6,769	6,301
Long-Term Liabilities	838	443
Long-Term Debt	627	590
Minority Interests	40	35
Shareholders' Equity
Preferred stock, $1.00 par value: Authorized — 400,000 shares; Issued and outstanding — none	—	—
Common stock, $.10 par value: Authorized — 1.0 billion shares; Issued and outstanding — 410,578,000 and 480,655,000 shares, respectively	41	48
Additional paid-in capital	8	430
Retained earnings	3,933	5,507
Accumulated other comprehensive income	502	216

Total shareholders' equity	4,484	6,201

Total Liabilities and Shareholders' Equity	$12,758	$13,570

See Notes to Consolidated Financial Statements.

Consolidated Statements of Earnings

$ in millions, except per share amounts

Fiscal Years Ended	March 1, 2008	March 3, 2007	February 25, 2006

Revenue	$40,023	$35,934	$30,848
Cost of goods sold	30,477	27,165	23,122

Gross profit	9,546	8,769	7,726
Selling, general and administrative expenses	7,385	6,770	6,082

Operating income	2,161	1,999	1,644
Other income (expense)
Investment income and other	129	162	107
Interest expense	(62)	(31)	(30)

Earnings before income tax expense, minority interest and equity in loss of affiliates	2,228	2,130	1,721
Income tax expense	815	752	581
Minority interest in earnings	(3)	(1)	—
Equity in loss of affiliates	(3)	—	—

Net earnings	$1,407	$1,377	$1,140

Earnings per share
Basic	$3.20	$2.86	$2.33
Diluted	$3.12	$2.79	$2.27
Weighted-average common shares outstanding (in millions)
Basic	439.9	482.1	490.3
Diluted	452.9	496.2	504.8

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

$ in millions

Fiscal Years Ended	March 1, 2008	March 3, 2007	February 25, 2006

Operating Activities
Net earnings	$1,407	$1,377	$1,140
Adjustments to reconcile net earnings to total cash provided by operating activities:
Depreciation	580	509	456
Stock-based compensation	105	121	132
Deferred income taxes	74	82	(151)
Excess tax benefits from stock-based compensation	(24)	(50)	(55)
Other, net	(3)	21	1
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Receivables	12	(70)	(43)
Merchandise inventories	(562)	(550)	(457)
Other assets	42	(47)	(11)
Accounts payable	221	320	385
Other liabilities	74	185	165
Income taxes	99	(136)	178

Total cash provided by operating activities	2,025	1,762	1,740

Investing Activities
Additions to property and equipment, net of $80, and $75 non-cash capital expenditures in fiscal 2008 and 2006, respectively	(797)	(733)	(648)
Purchases of investments	(8,501)	(4,789)	(4,561)
Sales of investments	10,935	5,095	4,362
Acquisitions of businesses, net of cash acquired	(89)	(421)	—
Change in restricted assets	(85)	63	47
Other, net	1	5	46

Total cash provided by (used in) investing activities	1,464	(780)	(754)

Financing Activities
Repurchase of common stock	(3,461)	(599)	(772)
Issuance of common stock under employee stock purchase plan and for the exercise of stock options	146	217	292
Dividends paid	(204)	(174)	(151)
Repayments of debt	(4,353)	(84)	(69)
Proceeds from issuance of debt	4,486	96	36
Excess tax benefits from stock-based compensation	24	50	55
Other, net	(16)	(19)	(10)

Total cash used in financing activities	(3,378)	(513)	(619)

Effect of Exchange Rate Changes on Cash	122	(12)	27

Increase in Cash and Cash Equivalents	233	457	394
Cash and Cash Equivalents at Beginning of Year	1,205	748	354

Cash and Cash Equivalents at End of Year	$1,438	$1,205	$748

Supplemental Disclosure of Cash Flow Information
Income taxes paid	$644	$804	$547
Interest paid	49	14	16

See Notes to Consolidated Financial Statements.

Consolidated Statements of Changes in Shareholders' Equity

$ and shares in millions

	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total

Balances at February 26, 2005	493	$49	$936	$3,315	$149	$4,449
Net earnings	—	—	—	1,140	—	1,140
Other comprehensive income, net of tax:
Foreign currency translation adjustments	—	—	—	—	101	101
Unrealized gains on available-for-sale investments	—	—	—	—	11	11

Total comprehensive income						1,252

Stock options exercised	9	1	256	—	—	257
Tax benefit from stock options exercised and employee stock purchase plan	—	—	55	—	—	55
Issuance of common stock under employee stock purchase plan	1	—	35	—	—	35
Stock-based compensation	—	—	132	—	—	132
Common stock dividends, $0.31 per share	—	—	—	(151)	—	(151)
Repurchase of common stock	(18)	(1)	(771)	—	—	(772)

Balances at February 25, 2006	485	49	643	4,304	261	5,257
Net earnings	—	—	—	1,377	—	1,377
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	—	—	—	—	(33)	(33)
Unrealized losses on available-for-sale investments	—	—	—	—	(12)	(12)

Total comprehensive income						1,332

Stock options exercised	7	1	167	—	—	168
Tax benefit from stock options exercised and employee stock purchase plan	—	—	47	—	—	47
Issuance of common stock under employee stock purchase plan	1	—	49	—	—	49
Stock-based compensation	—	—	121	—	—	121
Common stock dividends, $0.36 per share	—	—	—	(174)	—	(174)
Repurchase of common stock	(12)	(2)	(597)	—	—	(599)

Balances at March 3, 2007	481	48	430	5,507	216	6,201
Net earnings	—	—	—	1,407	—	1,407
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	—	—	311	311
Unrealized losses on available-for-sale investments	—	—	—	—	(25)	(25)

Total comprehensive income						1,693

Cumulative effect of adopting a new accounting standard (Note 8)	—	—	—	(13)	—	(13)
Stock options exercised	4	—	93	—	—	93
Tax benefit from stock options exercised and employee stock purchase plan	—	—	17	—	—	17
Issuance of common stock under employee stock purchase plan	1	—	53	—	—	53
Stock-based compensation	—	—	105	—	—	105
Common stock dividends, $0.46 per share	—	—	—	(204)	—	(204)
Repurchase of common stock	(75)	(7)	(690)	(2,764)	—	(3,461)

Balances at March 1, 2008	411	$41	$8	$3,933	$502	$4,484

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

$ in millions, except per share amounts or as otherwise noted

1.   Summary of Significant Accounting Policies

Description of Business

Unless the context otherwise requires, the use of the terms "Best Buy," "we," "us" and "our" in these notes to consolidated financial statements refers to Best Buy Co., Inc. and its consolidated subsidiaries. Best Buy is a specialty retailer of consumer electronics, home office products, entertainment software, appliances and related services, with fiscal 2008 revenue of $40.0 billion.

We operate two reportable segments: Domestic and International. The Domestic segment is comprised of all states, districts and territories of the U.S. and includes store, call center and online operations of Best Buy, Best Buy Mobile, Geek Squad, Magnolia Audio Video, Pacific Sales Kitchen and Bath Centers ("Pacific Sales") and Speakeasy ("Speakeasy"). We acquired Speakeasy on May 1, 2007, and include their financial results in the Domestic segment. U.S. Best Buy stores offer a wide variety of consumer electronics, home office products, entertainment software, appliances and related services. Best Buy Mobile offers a wide selection of mobile phones, accessories and services through select U.S. Best Buy stores as well as through stand-alone stores. Geek Squad provides residential and commercial computer repair, support and installation services through all U.S. Best Buy stores and through stand-alone stores. Magnolia Audio Video stores offer high-end audio and video products and related services. Pacific Sales stores offer high-end home-improvement products including appliances, consumer electronics and related services. Speakeasy provides broadband, voice, data and information technology services to home and small business users through a network of experienced sales associates. At the end of fiscal 2008, the Domestic segment operated 923 U.S. Best Buy stores, 19 Pacific Sales stores, 13 Magnolia Audio Video stores, nine Best Buy Mobile stand-alone stores and seven Geek Squad stand-alone stores.

The International segment is comprised of all Canada store, call center and online operations, including Best Buy, Future Shop and Geek Squad; all China store, call center and online operations, including Best Buy, Geek Squad and Jiangsu Five Star Appliance Co. ("Five Star"). The International segment offers products and services similar to those offered by our Domestic segment. However, Canada Best Buy stores do not carry appliances. Further, our China Best Buy store and Five Star stores do not carry entertainment software. At the end of fiscal 2008, the International segment operated 131 Future Shop stores and 51 Best Buy stores in Canada, and 160 Five Star stores and one Best Buy store in China.

In support of our retail store operations, we also maintain Web sites for each of our brands (BestBuy.com, BestBuy.ca, BestBuy.com.cn, BestBuyMobile.com, Five-Star.cn, FutureShop.ca, GeekSquad.com, GeekSquad.ca, MagnoliaAV.com, PacificSales.com, and Speakeasy.net).

Basis of Presentation

The consolidated financial statements include the accounts of Best Buy Co., Inc. and its consolidated subsidiaries. Investments in unconsolidated entities over which we exercise significant influence but do not have control are accounted for using the equity method. Our share of the net earnings or loss was not significant for any period presented. We have eliminated all intercompany accounts and transactions.

Consistent with China's statutory requirements, our China operations' fiscal year ends on December 31. Therefore, we have elected to consolidate our China financial results on a two-month lag. There were no significant intervening events which would have materially affected our consolidated financial statements had they been recorded during the fiscal year.

Reclassifications

To maintain consistency and comparability, certain amounts from previously reported consolidated financial statements have been reclassified to conform to the current-year presentation. We reclassified:

  •
  to the International segment, $11 of selling, general and administrative expense ("SG&A") support costs in fiscal 2007, which were previously reported as part of the Domestic segment in Note 9, Segment and Geographic Information;

  •
  to equity and other investments, $20 of investments at March 3, 2007, which were previously reported in other assets on our consolidated balance sheet;

  •
  to other, net, $32 and $4 for the years ended March 3, 2007 and February 25, 2006, respectively, which were previously reported in asset impairment charges within cash provided by operating activities on our consolidated statements of cash flows; and

$ in millions, except per share amounts or as otherwise noted

  •
  to purchases of investments, $248 and $242, and to sales of investments, $185 and $175, for the years ended March 3, 2007 and February 25, 2006, respectively, which were previously reported in change in restricted assets within cash provided by (used in) investing activities on our consolidated statements of cash flows.

These reclassifications had no effect on previously reported consolidated operating income, net earnings or shareholders' equity.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires us to make estimates and assumptions. These estimates and assumptions affect the reported amounts in the consolidated balance sheets and statements of earnings, as well as the disclosure of contingent liabilities. Future results could be materially affected if actual results were to differ from these estimates and assumptions.

Fiscal Year

Our fiscal year ends on the Saturday nearest the end of February. Fiscal 2008 and 2006 each included 52 weeks, and fiscal 2007 included 53 weeks.

Cash and Cash Equivalents

Cash primarily consists of cash on hand and bank deposits. Cash equivalents primarily consist of money market accounts and other highly liquid investments with an original maturity of three months or less when purchased. The amounts of cash equivalents at March 1, 2008, and March 3, 2007, were $871 and $695, respectively, and the weighted-average interest rates were 4.1% and 4.8%, respectively.

Outstanding checks in excess of funds on deposit (book overdrafts) totaled $159 and $183 at March 1, 2008, and March 3, 2007, respectively, and are reflected as current liabilities in our consolidated balance sheets.

Merchandise Inventories

Merchandise inventories are recorded at the lower of cost, using either the average cost or first-in, first-out method, or market. In-bound freight-related costs from our vendors are included as part of the net cost of merchandise inventories. Also included in the cost of inventory are certain vendor allowances that are not a reimbursement of specific, incremental and identifiable costs to promote a vendor's products. Other costs associated with acquiring, storing and transporting merchandise inventories to our retail stores are expensed as incurred and included in cost of goods sold.

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

Restricted Assets

Restricted cash and investments in debt securities totaled $408 and $382, at March 1, 2008, and March 3, 2007, respectively, and are included in other current assets or equity and other investments in our consolidated balance sheets. Such balances are pledged as collateral or restricted to use for vendor payables, general liability insurance, workers' compensation insurance and warranty programs.

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

$ in millions, except per share amounts or as otherwise noted

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

Property under capital lease is comprised of buildings and equipment used in our retail operations and corporate support functions. The related depreciation for capital lease assets is included in depreciation expense. The carrying value of property under capital lease was $54 and $26 at March 1, 2008, and March 3, 2007, respectively, net of accumulated depreciation of $13 and $6, respectively.

Estimated useful lives by major asset category are as follows:

Asset	Life (in years)

Buildings	30–40
Leasehold improvements	3–25
Fixtures and equipment	3–20
Property under capital lease	2–20

During the fourth quarter of fiscal 2007, we removed from our fixed asset balance $621 of fully depreciated assets that were no longer in service. This asset adjustment was based primarily on an analysis of our fixed asset records and certain other validation procedures and had no net impact on our fiscal 2007 consolidated balance sheet, statement of earnings or statement of cash flows.

Impairment of Long-Lived Assets and Costs Associated With Exit Activities

We account for the impairment or disposal of long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires long-lived assets, such as property and equipment, to be evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Factors considered important that could result in an impairment review include, but are not limited to, significant underperformance relative to historical or planned operating results, significant changes in the manner of use of the assets or significant changes in our business strategies. An impairment loss is recognized when the estimated undiscounted cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. When an impairment loss is recognized, the carrying amount of the asset is reduced to its estimated fair value based on quoted market prices or other valuation techniques.

The present value of costs associated with location closings, primarily future lease costs (net of expected sublease income), are charged to earnings when a location is vacated. We accelerate depreciation on property and equipment we expect to retire when a decision is made to abandon a location.

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

Cash or lease incentives ("tenant allowances") received upon entering into certain store leases are recognized on a straight-line basis as a reduction to rent from the date we take possession of the property through the end of the initial lease term. We record the unamortized portion of tenant allowances

$ in millions, except per share amounts or as otherwise noted

as a part of deferred rent, in accrued liabilities or long-term liabilities, as appropriate.

At March 1, 2008, and March 3, 2007, deferred rent included in accrued liabilities in our consolidated balance sheets was $24 and $18, respectively, and deferred rent included in long-term liabilities in our consolidated balance sheets was $265 and $237, respectively.

Prior to fiscal 2007, we capitalized straight-line rent amounts during the major construction phase of leased properties. Beginning in the first quarter of fiscal 2007, we adopted on a prospective basis, Financial Accounting Standards Board ("FASB") Staff Position ("FSP") No. FAS 13-1, Accounting for Rental Costs Incurred During a Construction Period. FSP No. FAS 13-1 requires companies to expense rent payments for building or ground leases incurred during the construction period. The adoption of FSP No. FAS 13-1 did not have a significant effect on our operating income or net earnings. Straight-line rent is expensed as incurred subsequent to the major construction phase, including the period prior to the store opening.

Transaction costs associated with the sale and leaseback of properties and any related gain or loss are recognized on a straight-line basis over the initial period of the lease agreements. We do not have any retained or contingent interests in the properties, nor do we provide any guarantees in connection with the sale and leaseback of properties, other than a corporate-level guarantee of lease payments.

We also lease certain equipment under noncancelable operating and capital leases. In addition, we have financing leases for which the gross cost of constructing the asset is included in property and equipment, and amounts reimbursed from the landlord are recorded as financing obligations. Assets acquired under capital and financing leases are depreciated over the shorter of the useful life of the asset or the lease term, including renewal periods, if reasonably assured.

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

Tradenames

We have indefinite-lived intangible assets related to our Pacific Sales and Speakeasy tradenames which are included in the Domestic segment. We also have indefinite-lived intangible assets related to our Future Shop and Five Star tradenames, which are included in the International segment.

We determine fair values utilizing widely accepted valuation techniques, including discounted cash flows and market multiple analyses. During the fourth quarter of fiscal 2008, we completed our annual impairment testing of our goodwill and tradenames, using the valuation techniques as described above, and determined there was no impairment.

$ in millions, except per share amounts or as otherwise noted

The changes in the carrying amount of goodwill and tradenames by segment were as follows in fiscal 2008, 2007 and 2006:

	Goodwill			Tradenames
	Domestic	International	Total	Domestic	International	Total

Balances at February 26, 2005	$3	$510	$513	$—	$40	$40
Changes in foreign currency exchange rates	—	40	40	—	4	4
Changes resulting from acquisitions	3	1	4	—	—	—

Balances at February 25, 2006	6	551	557	—	44	44
Changes resulting from acquisitions	369	27	396	17	21	38
Changes resulting from tax adjustment(1)	—	(21)	(21)	—	—	—
Changes in foreign currency exchange rates	—	(13)	(13)	—	(1)	(1)

Balances at March 3, 2007	375	544	919	17	64	81
Changes resulting from acquisitions	75	(4)	71	6	—	6
Changes resulting from tax adjustment(1)	—	(3)	(3)	—	—	—
Changes in foreign currency exchange rates	—	101	101	—	10	10

Balances at March 1, 2008	$450	$638	$1,088	$23	$74	$97

(1)
Adjustment related to the resolution of certain tax matters associated with our acquisition of Future Shop and Five Star.

Lease Rights

Lease rights represent costs incurred to acquire the lease of a specific commercial property. Lease rights are recorded at cost and are amortized to rent expense over the remaining lease term, including renewal periods, if reasonably assured. Amortization periods range up to 18 years, beginning with the date we take possession of the property.

The gross cost and accumulated amortization of lease rights were $37 and $20 at March 1, 2008, and $32 and $13 at March 3, 2007. Lease rights amortization was $5, $4 and $3 in fiscal 2008, 2007 and 2006, respectively. Current lease rights amortization is expected to be approximately $3 for each of the next five fiscal years.

Investments

Debt Securities

Short-term and long-term investments in debt securities are comprised of auction-rate securities, variable-rate demand notes, asset-backed securities, municipal debt securities and commercial paper. In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and based on our ability to market and sell these instruments, we classify auction-rate securities and other investments in debt securities as available-for-sale and carry them at fair value. Auction-rate securities are intended to behave like short-term debt instruments because their interest rates are reset periodically through an auction process, typically at intervals of 7, 28 and 35 days. Investments in these securities can be sold for cash at par value on the auction date if the auction is successful. Substantially all of our auction-rate securities are AAA/Aaa-rated and collateralized by student loans, which are guaranteed 95% to 100% by the U.S. government. We also hold auction-rate securities that are in the form of municipal revenue bonds, the vast majority of which are AAA/Aaa-rated and insured by bond insurers. We do not have any investments in securities that are collateralized by assets that include mortgages or subprime debt. Our intent with these investments is not to hold these securities to maturity, but to use the periodic auction feature to provide liquidity as needed. See Note 3, Investments, for further information.

In accordance with our investment policy, we place our investments in debt securities with issuers who have high-quality credit and limit the amount of investment exposure to any one issuer. The primary objective of our investment activities is to preserve principal and maintain a desired level of liquidity to meet working capital needs. We seek to preserve principal and minimize exposure to interest-rate fluctuations by limiting default risk, market risk and reinvestment risk.

Marketable Equity Securities

We also invest in marketable equity securities and classify them as available-for-sale. Investments in marketable equity securities are included in equity and other investments in our consolidated balance sheets, and are reported at fair value based on quoted market prices. All unrealized holding gains

$ in millions, except per share amounts or as otherwise noted

and losses are reflected net of tax in accumulated other comprehensive income in shareholders' equity.

Other Investments

We also have investments that are accounted for on either the cost method or the equity method that we include in equity and other investments in our consolidated balance sheets.

We review the key characteristics of our debt, marketable equity securities and other investments portfolio and their classification in accordance with GAAP on an annual basis, or when indications of potential impairment exist. If a decline in the fair value of a security is deemed by management to be other-than-temporary, we write down the cost basis of the investment to fair value, and the amount of the write-down is included in net earnings.

Insurance

We are self-insured for certain losses related to health, workers' compensation and general liability claims, although we obtain third-party insurance coverage to limit our exposure to these claims. A portion of these self-insured losses is managed through a wholly-owned insurance captive. We estimate our self-insured liabilities using a number of factors including historical claims experience, an estimate of incurred but not reported claims, demographic factors, severity factors and valuations provided by independent third-party actuaries. Our self-insured liabilities included in the consolidated balance sheets were as follows:

	March 1, 2008	March 3, 2007

Accrued liabilities	$52	$51
Long-term liabilities	45	44

Total	$97	$95

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

At March 1, 2008, and March 3, 2007, $26 and $39, respectively, were outstanding and included in accrued liabilities on our consolidated balance sheets; and $215 and $196, respectively, were available for use under these inventory financing facilities.

Borrowings and payments on our inventory financing facilities were classified as financing activities in our consolidated statements of cash flows in other, net.

Income Taxes

We account for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured pursuant to tax laws using rates we expect to apply to taxable income in the years in which we expect those temporary differences to be recovered or settled. We recognize the effect of a change in income tax rates on deferred tax assets and liabilities in our consolidated statement of earnings in the period that includes the enactment date. We record a valuation allowance to reduce the carrying amounts of deferred tax assets if it is more likely than not that such assets will not be realized.

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

Our income tax returns, like those of most companies, are periodically audited by U.S. federal, state and local and foreign tax authorities. These audits include questions regarding our tax filing positions, including the timing and amount of deductions and the allocation of income among various tax jurisdictions. At any one time, multiple tax years are subject to audit by the various tax authorities. In evaluating the tax benefits associated with our various tax filing positions, we

$ in millions, except per share amounts or as otherwise noted

record a tax benefit for uncertain tax positions using the highest cumulative tax benefit that is more-likely-than-not to be realized. A number of years may elapse before a particular matter, for which we have established a liability, is audited and effectively settled. We adjust our liability for unrecognized tax benefits in the period in which we determine the issue is effectively settled with the tax authorities, the statute of limitations expires for the relevant taxing authority to examine the tax position or when more information becomes available. We include our liability for unrecognized tax benefits, including accrued penalties and interest, in accrued income taxes and other long-term liabilities on our consolidated balance sheets and in income tax expense in our consolidated statements of earnings.

We adopted the provisions of FASB Interpretation ("FIN") No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, effective March 4, 2007. FIN No. 48 provides guidance regarding the recognition, measurement, presentation and disclosure in the financial statements of tax positions taken or expected to be taken on a tax return, including the decision whether to file or not to file in a particular jurisdiction. FSP FIN No. 48, Definition of Settlement in FASB Interpretation No. 48, provides further guidance on how a company should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. We adopted the provisions of FSP FIN No. 48 beginning in the first quarter of fiscal 2008. See Note 8, Income Taxes, for further information.

Long-Term Liabilities

The major components of long-term liabilities at March 1, 2008, and March 3, 2007, included long-term rent-related liabilities, unrecognized tax benefits recorded pursuant to FIN No. 48, deferred compensation plan liabilities, advances received under vendor alliance programs and self-insurance reserves.

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

Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximates fair value because of the short maturity of these instruments. See Note 4, Debt, for information related to the fair value of our long-term debt.

Revenue Recognition

We recognize revenue when the sales price is fixed or determinable, collectibility is reasonably assured and the customer takes possession of the merchandise, or in the case of services, at the time the service is provided. Revenue is recognized for store sales when the customer receives and pays for the merchandise at the point of sale. For online sales, we estimate and defer revenue and the related product costs for shipments that are in-transit to the customer. Revenue is recognized at the time we estimate the customer receives the product. Customers typically receive goods within a few days of shipment. Such amounts were immaterial at March 1, 2008, and March 3, 2007. Amounts billed to customers for shipping and handling are included in revenue.

Revenue is reported net of estimated sales returns and excludes sales taxes. We estimate our sales returns reserve based on historical return rates. Our sales returns reserve was $101 and $104, at March 1, 2008, and March 3, 2007, respectively.

We sell extended service contracts on behalf of an unrelated third party. In jurisdictions where we are not deemed to be the obligor on the contract, commissions are recognized in revenue at the time of sale. In jurisdictions where we are deemed to be the obligor on the contract, commissions are recognized in revenue ratably over the term of the service contract. Commissions represented 2.1%, 2.2% and 2.5% of revenues in fiscal 2008, 2007 and 2006, respectively.

For revenue transactions that involve multiple deliverables, we defer the revenue associated with any undelivered elements. The amount of revenue deferred in connection with the undelivered elements is determined using the relative fair value of each element, which is generally based on each element's relative retail price.

$ in millions, except per share amounts or as otherwise noted

For additional information regarding our customer loyalty program, see Sales Incentives, below.

Gift Cards

We sell gift cards to our customers in our retail stores, through our Web sites, and through selected third parties. We do not charge administrative fees on unused gift cards, and our gift cards do not have an expiration date. We recognize revenue from gift cards when: (i) the gift card is redeemed by the customer, or (ii) the likelihood of the gift card being redeemed by the customer is remote ("gift card breakage"), and we determine that we do not have a legal obligation to remit the value of unredeemed gift cards to the relevant jurisdictions. We determine our gift card breakage rate based upon historical redemption patterns. Based on our historical information, the likelihood of a gift card remaining unredeemed can be determined 24 months after the gift card is issued. At that time, we recognize breakage income for those cards for which the likelihood of redemption is deemed remote and we do not have a legal obligation to remit the value of such unredeemed gift cards to the relevant jurisdictions. Gift card breakage income is included in revenue in our consolidated statements of earnings.

We began recognizing gift card breakage income during the third quarter of fiscal 2006. Gift card breakage income was as follows in fiscal 2008, 2007 and 2006:

	2008	2007(1)	2006(1)

Gift card breakage income	$34	$46	$43

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

Customer Loyalty Programs

We have customer loyalty programs which allow members to earn points for each qualifying purchase. Points earned enable members to receive a certificate that may be redeemed on future purchases at our Best Buy stores in the U.S., Canada and China. There are two ways that members may participate and earn loyalty points.

First, we have customer loyalty programs where members earn points for each purchase completed at U.S., Canada and China Best Buy stores or through our BestBuy.com and BestBuy.ca Web sites. We account for our customer loyalty program in accordance with Emerging Issues Task Force ("EITF") Issue No. 00-22, Accounting for "Points" and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future. The retail value of points earned by our loyalty program members is included in accrued liabilities and recorded as a reduction of revenue at the time the points are earned, based on the percentage of points that are projected to be redeemed. Prior to October 2006, we charged a loyalty program membership fee which was initially deferred and then recognized in revenue ratably over the membership period. Beginning in October 2006, we no longer charge a membership fee for our customer loyalty programs.

Second, we have a private label and co-branded credit card agreement with a third-party bank ("Bank") for the issuance of a promotional financing or customer loyalty credit card bearing the Best Buy brand. The Bank is the sole owner of the accounts issued under the program and absorbs losses associated with non-payment by the cardholders and fraudulent usage of the accounts. Cardholders who choose the private label promotional financing credit card receive low- or zero-interest financing on qualifying purchases. Cardholders who choose the customer loyalty co-branded credit card earn points for purchases made at Best Buy stores and Web sites in the U.S. and Canada, as well as purchases at other merchants. Points earned enable cardholders to receive certificates that may be redeemed on future purchases at Best Buy stores and Web sites in the U.S. and Canada. Certificates expire six months from the date of issuance. The retail value of points earned by our cardholders is included in accrued liabilities and recorded as a reduction of revenue at the time the points are earned, based on the percentage of points that are projected to be redeemed. We recognize revenue from certificates when: (i) the certificate is redeemed by the customer, (ii) the certificate expires or (iii) the likelihood of the

$ in millions, except per share amounts or as otherwise noted

certificate being redeemed by the customer is remote (certificate breakage). Certificate breakage is determined utilizing methodologies similar to that for gift card breakage described above. The Bank pays fees to us based on the number of credit card accounts activated and card usage, and reimburses us for certain costs associated with the program. In accordance with EITF No. 00-21, Revenue Arrangements with Multiple Deliverables, we defer revenue received from cardholder account activations and recognize revenue on a straight-line basis over the remaining term of the agreement.

Cost of Goods Sold and Selling, General and Administrative Expenses

The following table illustrates the primary costs classified in each major expense category:

Cost of Goods Sold
•	Total cost of products sold including:
	—	Freight expenses associated with moving merchandise inventories from our vendors to our distribution centers;
	—	Vendor allowances that are not a reimbursement of specific, incremental and identifiable costs to promote a vendor's products; and
	—	Cash discounts on payments to merchandise vendors;
•	Cost of services provided including;
	—	Payroll and benefits costs for services employees; and
	—	Cost of replacement parts and related freight expenses;
•	Physical inventory losses;
•	Markdowns;
•	Customer shipping and handling expenses;
•	Costs associated with operating our distribution network, including payroll and benefit costs, occupancy costs, and depreciation;
•	Freight expenses associated with moving merchandise inventories from our distribution centers to our retail stores; and
•	Promotional financing costs.
SG&A
•	Payroll and benefit costs for retail and corporate employees;
•	Occupancy costs of retail, services and corporate facilities;
•	Depreciation related to retail, services and corporate assets;
•	Advertising;
•	Vendor allowances that are a reimbursement of specific, incremental and identifiable costs to promote a vendor's products;
•	Charitable contributions;
•	Outside service fees;
•	Long-lived asset impairment charges; and
•	Other administrative costs, such as credit card service fees, supplies, and travel and lodging.

Vendor Allowances

We receive funds from vendors for various programs, primarily as reimbursements for costs such as markdowns, margin protection, advertising and sales incentives. We have agreements with vendors setting forth the specific conditions for each allowance or payment. These agreements range in periods from a few days up to a year. Vendor allowances provided as reimbursement of specific, incremental and identifiable costs incurred to promote a vendor's products are included as an expense reduction when the cost is incurred. All other vendor allowances, including vendor allowances received in excess of our cost to promote a vendor's product, are initially deferred and recorded as a reduction of merchandise inventories. The deferred amounts are then included as a reduction of cost of goods sold when the related product is sold.

Vendor allowances included in SG&A for reimbursement of specific, incremental and identifiable costs to promote a vendor's products were $178, $158 and $138 in fiscal 2008, 2007 and 2006, respectively.

Advertising Costs

Advertising costs, which are included in SG&A, are expensed the first time the advertisement runs. Advertising costs consist primarily of print and television advertisements as well as promotional events. Net advertising expenses were $684, $692 and $644 in fiscal 2008, 2007 and 2006, respectively. Allowances received from vendors for advertising of $156, $140 and $123, in fiscal 2008, 2007 and 2006, respectively, were classified as reductions of advertising expenses.

Pre-Opening Costs

Non-capital expenditures associated with opening new stores are expensed as incurred.

$ in millions, except per share amounts or as otherwise noted

Stock-Based Compensation

At the beginning of fiscal 2006, we early-adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payment (123(R)), requiring us to recognize expense related to the fair value of our stock-based compensation awards. We elected the modified prospective transition method as permitted by SFAS No. 123(R). Under this transition method, stock-based compensation expense in fiscal 2008, 2007 and 2006 included: (i) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of February 26, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation; and (ii) compensation expense for all stock-based compensation awards granted subsequent to February 26, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). We recognize compensation expense on a straight-line basis over the requisite service period of the award (or to an employee's eligible retirement date, if earlier). Total stock-based compensation expense included in our consolidated statements of earnings for fiscal 2008, 2007 and 2006 was $105 ($72, net of tax), $121 ($82, net of tax) and $132 ($87, net of tax), respectively. In accordance with the modified prospective transition method of SFAS No. 123(R), financial results for prior periods have not been restated.

New Accounting Standards

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance and cash flows. Entities are required to provide enhanced disclosures about: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We will adopt SFAS No. 161 beginning in the fourth quarter of fiscal 2009. We are evaluating the impact the adoption of SFAS No. 161 will have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(revised 2007), Business Combinations ("141R"). SFAS No. 141R significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, preacquisition contingencies, transaction costs, in-process research and development and restructuring costs. In addition, under SFAS No. 141R, changes in an acquired entity's deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008. We will adopt SFAS No. 141R beginning in the first quarter of fiscal 2010. This standard will change our accounting treatment for business combinations on a prospective basis.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Companies are not allowed to adopt SFAS No. 159 on a retrospective basis unless they

$ in millions, except per share amounts or as otherwise noted

choose early adoption. We adopted SFAS No. 159 on March 2, 2008, and did not elect the fair value option for eligible items that existed at the date of adoption.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurement. SFAS No. 157, as originally issued, was effective for fiscal years beginning after November 15, 2007. However, in December 2007, the FASB issued FASB Staff Position FAS157-b, which deferred the effective date of SFAS No. 157 for one year, as it relates to nonfinancial assets and liabilities. We will adopt SFAS No. 157 as it relates to financial assets and liabilities beginning in the first quarter of fiscal 2009. We are evaluating the impact the adoption of SFAS No. 157 will have on our financial statements and related disclosures, but do not expect SFAS No. 157 to have a material impact on our consolidated financial position or results of operations.

2.    Acquisitions

Speakeasy, Inc.

On May 1, 2007, we acquired Speakeasy for $103 in cash, or $89 net of cash acquired, which included transaction costs and the repayment of $5 of Speakeasy's debt. We acquired Speakeasy, an independent U.S. broadband, voice, data and information technology services provider, to strengthen our portfolio of technology solutions. We accounted for the acquisition using the purchase method in accordance with SFAS No. 141, Business Combinations. Accordingly, we recorded the net assets at their estimated fair values, and included operating results in our Domestic segment from the date of acquisition. We allocated the purchase price on a preliminary basis using information then available. The allocation of the purchase price to the assets and liabilities acquired will be finalized no later than the first quarter of fiscal 2009. The premium we paid in excess of the fair value of the net assets acquired was primarily for the expected synergies we believe Speakeasy will generate by providing new technology solutions for our existing and future customers, as well as to obtain Speakeasy's skilled, established workforce. None of the goodwill is deductible for tax purposes.

The preliminary purchase price allocation, net of cash acquired, was as follows:

Receivables	$8
Property and equipment	7
Other assets	25
Tradename	6
Goodwill	74
Current liabilities	(31)

Total	$89

Jiangsu Five Star Appliance Co., Ltd.

On June 8, 2006, we acquired a 75% interest in Five Star for $184, which included a working capital injection of $122 and transaction costs. Five Star is an appliance and consumer electronics retailer and had 131 stores located in eight of China's 34 provinces on the date of acquisition. We made the investment in Five Star to further our international growth plans, to increase our knowledge of Chinese customers and to obtain an immediate retail presence in China. We have a contractual commitment to acquire the remaining 25% interest within the next several years, subject to Chinese government approval. The acquisition was accounted for using the purchase method in accordance with SFAS No. 141. Accordingly, we recorded the net assets at their estimated fair values, and included operating results in our International segment from the date of acquisition. We allocated the purchase price on a preliminary basis using information then available. The allocation of the purchase price to the assets and liabilities acquired was finalized in the first quarter of fiscal 2008. There was no significant adjustment to the preliminary purchase price allocation. None of the goodwill is deductible for tax purposes.

$ in millions, except per share amounts or as otherwise noted

The final purchase price allocation, net of cash acquired, was as follows:

Restricted cash	$204
Merchandise inventories	109
Property and equipment	78
Other assets	80
Tradename	21
Goodwill	22
Accounts payable	(368)
Other current liabilities	(35)
Debt	(64)
Long-term liabilities	(1)
Minority interests(1)	(33)

Total	$13

(1)
The minority owners' proportionate share of assets and liabilities were recorded at historical carrying values.

The minority owners' proportionate share of net earnings was $3 and $1 in fiscal 2008 and 2007, respectively.

Five Star owns a 40% interest in, and purchases appliances from, Jiangsu Heng Xin Ge Li Air Conditioner Sales Co., Ltd. Purchases from this affiliate were $65 and $43 in fiscal 2008 and 2007, respectively. At March 1, 2008, and March 3, 2007, $22 and less than $1, respectively, was due to this affiliate for the purchase of appliances.

3.    Investments

Investments were comprised of the following:

	March 1, 2008	March 3, 2007

Short-term investments
Debt securities	$64	$2,588

Equity and other investments
Debt securities	$417	$318
Marketable equity securities	172	4
Other investments	16	16

Total equity and other investments	$605	$338

Debt Securities

The following table presents the fair values, related weighted-average interest rates (taxable equivalent) and major security types for our investments:

	March 1, 2008		March 3, 2007
	Fair Value	Weighted- Average Interest Rate	Fair Value	Weighted- Average Interest Rate

Short-term investments	$64	4.94%	$2,588	5.68%
Long-term investments	417	7.60%	318	5.68%

Total	$481		$2,906

Auction-rate securities	$417		$2,377
Municipal debt securities	—		506
Commercial paper	64		—
Variable-rate demand notes and asset-backed securities	—		23

Total	$481		$2,906

The carrying values of our investments were at fair value at March 1, 2008, and March 3, 2007. As discussed in Note 1, our investments include auction-rate securities, the interest rates of which are reset through an auction process, most commonly at intervals of 7, 28 and 35 days. The same auction process has historically provided a means by which we may rollover the investment or sell these securities at par in order to provide us with liquidity as needed. At March 1, 2008, we had $417 (par value) of auction-rate securities.

In mid-February 2008, auctions began to fail due to insufficient buyers, as the amount of securities submitted for sale in auctions exceeded the aggregate amount of the

$ in millions, except per share amounts or as otherwise noted

bids. Substantially all of our auction-rate securities portfolio has been subject to failed auctions. To date, we have collected all interest due on our auction-rate securities and expect to continue to do so in the future. However, as a result of the persistent failed auctions, and the uncertainty of when these investments could be successfully liquidated at par, we have reclassified all of our investments in auction-rate securities to non-current assets within equity and other investments in our consolidated balance sheet at March 1, 2008. The investment principal associated with failed auctions will not be accessible until successful auctions occur, a buyer is found outside of the auction process, the issuers establish a different form of financing to replace these securities, or final payments come due according to the contractual maturities of the debt issues, which range from 8 to 40 years. We have liquidated $20 in auction-rate securities at par subsequent to March 1, 2008, and held $397 (par value) in auction-rate securities at April 25, 2008. We understand that issuers and financial markets are working on alternatives that may improve liquidity, although it is not yet clear when or if such efforts will be successful. We intend to hold our auction-rate securities until we can recover the full principal amount through one of the means described above, and have the ability to do so based on our other sources of liquidity.

We evaluated our entire auction-rate securities portfolio for temporary or other-than-temporary impairment at March 1, 2008, based on review of a variety of inputs, including (i) pricing provided by the firms managing our investments, (ii) observable market transactions for identical or similar investments at or subsequent to our balance sheet date, and (iii) estimates derived internally utilizing a discounted cash flow valuation model. As a result of this review, we determined that the fair value of our auction-rate securities at March 1, 2008, approximates par value, and accordingly, we have not recorded any impairment. The estimated fair values could change significantly based on future market conditions. We will continue to assess the fair value of our auction-rate securities for substantive changes in relevant market conditions, changes in our financial condition or other changes that may alter our estimates described above. We may be required to record an unrealized holding loss or an impairment charge to earnings if we determine that our investment portfolio has incurred a decline in fair value that is temporary or other-than-temporary, respectively.

There were no unrealized holding gains or losses recorded in accumulated other comprehensive income at March 1, 2008, and March 3, 2007, related to our investments in debt securities.

Realized gains and losses are included in investment income and other in the consolidated statements of earnings and were not significant for any period presented. The decrease in the balance of investments in debt securities at March 1, 2008 compared with the balance at March 3, 2007, was due primarily to the liquidation of a substantial portion of our investments portfolio to repay our bridge loan facility and to fund our accelerated share repurchase ("ASR") program. See Note 4, Debt, for further information on the bridge loan facility, and Note 5, Shareholders' Equity, for further information on the ASR program. The cost of securities matured or sold is based on the specific identification method.

Marketable Equity Securities

The carrying values of our investments in marketable equity securities at March 1, 2008, and March 3, 2007, were $172 and $4, respectively. The increase in marketable equity securities since March 3, 2007, was primarily due to our investment in The Carphone Warehouse Group PLC ("CPW"), Europe's leading independent retailer of mobile phones and services. During the second quarter of fiscal 2008, we purchased in the open market 26.1 million shares of CPW common stock for $183, representing nearly 3% of CPW's outstanding shares.

Net unrealized losses, net of tax, included in accumulated other comprehensive income were ($25) and ($1) at March 1, 2008, and March 3, 2007, respectively.

Other Investments

The aggregate carrying values of investments accounted for on either the cost method or the equity method, at March 1, 2008, and March 3, 2007, were $16 and $16, respectively.

$ in millions, except per share amounts or as otherwise noted

4.    Debt

Short-term debt consisted of the following:

	March 1, 2008	March 3, 2007

Revolving credit facilities, secured and unsecured, variable interest rates ranging from 3.5% to 8.0% at March 1, 2008	$156	$20
Notes payable to banks, secured, paid October 2007	—	21

Total short-term debt	$156	$41

Fiscal Year	2008	2007

Maximum month-end outstanding during the year	$1,955	$78
Average amount outstanding during the year	$655	$57
Weighted-average interest rate	4.5%	5.3%

Long-term debt consisted of the following:

	March 1, 2008	March 3, 2007

Convertible subordinated debentures, unsecured, due 2022, interest rate 2.25%	$402	$402
Financing lease obligations, due 2009 to 2023, interest rates ranging from 3.0% to 6.5%	197	171
Capital lease obligations, due 2010 to 2026, interest rates ranging from 5.1% to 8.8%	51	24
Other debt, due 2010 to 2022, interest rates ranging from 2.6% to 8.8%	10	12

Total long-term debt	660	609
Less: current portion	(33)	(19)

Total long-term debt, less current portion	$627	$590

Certain debt is secured by property and equipment with a net book value of $87 and $80 at March 1, 2008, and March 3, 2007, respectively.

Credit Facilities

On June 26, 2007, we entered into a $3,000 bridge loan facility with Goldman Sachs Credit Partners L.P. (the "Bridge Facility"), concurrent with the execution of agreements to purchase $3,000 of shares of our common stock in the aggregate pursuant to our ASR program. See Note 5, Shareholders' Equity, for further information on the ASR program. We initially borrowed $2,500 under the Bridge Facility and used $500 of our existing cash and investments to fund the ASR program. Effective July 11, 2007, we reduced the amount we could borrow under the Bridge Facility to $2,500.

Effective July 2, 2007, we terminated our previous $200 revolving credit facility that was scheduled to expire on December 22, 2009.

On September 19, 2007, we entered into a $2,500 five-year unsecured revolving credit agreement (the "Credit Agreement") with JPMorgan Chase Bank, N.A. ("JPMorgan"), as administrative agent, and a syndication of banks (the "Lenders"). The Credit Agreement permits borrowings up to $2,500, which may be increased up to $3,000 at our option and upon the consent of JPMorgan and each of the Lenders providing an incremental credit commitment. The Credit Agreement includes a $300 letter of credit sub-limit and a $200 foreign currency sub-limit. The Credit Agreement expires in September 2012.

Interest rates under the Credit Agreement are variable and are determined at our option at: (i) the greater of the federal funds rate plus 0.5% or JPMorgan's prime rate, or (ii) the London Interbank Offered Rate ("LIBOR") plus applicable LIBOR margin. A facility fee is assessed on the commitment amount. Both the LIBOR margin and the

$ in millions, except per share amounts or as otherwise noted

facility fee are based upon our then current senior unsecured debt rating. The LIBOR margin ranges from 0.32% to 0.60%, and the facility fee ranges from 0.08% to 0.15%.

The Credit Agreement is guaranteed by certain of our subsidiaries and contains customary affirmative and negative covenants. Among other things, these covenants restrict or prohibit our ability to incur certain types or amounts of indebtedness, incur liens on certain assets, make material changes to our corporate structure or the nature of our business, dispose of material assets, allow non-material subsidiaries to make guarantees, engage in a change in control transaction, or engage in certain transactions with our affiliates. The Credit Agreement also contains covenants that require us to maintain a maximum quarterly cash flow leverage ratio and a minimum quarterly interest coverage ratio. The Credit Agreement contains customary default provisions including, but not limited to, failure to pay interest or principal when due and failure to comply with covenants. We were in compliance with all such covenants at March 1, 2008.

Concurrent with the execution of the Credit Agreement, we borrowed $1,350 under the Credit Agreement and used $1,150 of the proceeds to repay the outstanding balance on the Bridge Facility. Accordingly, the Bridge Facility was terminated effective September 19, 2007. The remaining $200 borrowed under the Credit Agreement was used for general corporate purposes.

At March 1, 2008, $120 was outstanding and $2,380 was available under the Credit Agreement. Amounts outstanding under letters of credit may reduce amounts available under the Credit Agreement.

Our International segment has a $25 revolving demand facility for our Canada operations, of which $20 is available from February through July and $25 is available from August through January of each year. There is no set expiration date for this facility. There were no borrowings outstanding under this facility at March 1, 2008, and March 3, 2007. Outstanding letters of credit and letters of guarantee reduced the amount available under this facility to $19 and $16 at March 1, 2008, and March 3, 2007, respectively. All borrowings under this facility are made available at the sole discretion of the lender and are payable on demand. Borrowings under this facility are unsecured and bear interest at rates specified in the Credit Agreement. The Credit Agreement contains certain reporting and operating covenants. We were in compliance with all such covenants at March 1, 2008.

Our International segment also has revolving demand facilities available of $86 to finance working capital requirements for our China operations. The facilities are renewed annually with the respective banks. At March 1, 2008, there was an aggregate of $36 in borrowings outstanding under the facilities. Certain borrowings are secured by a guarantee of Best Buy Co., Inc. and bear interest at rates specified in the credit agreements. The credit agreements for the facilities contain certain reporting and operating covenants. We were in compliance with all such covenants at March 1, 2008.

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

The debentures become convertible into shares of our common stock at a conversion rate of 21.7391 shares per $0.001 principal amount of debentures, equivalent to an initial conversion price of $46.00 per share, if the closing price of our common stock exceeds a specified price for 20 consecutive trading days in a 30-trading day period preceding the date of conversion, if our credit rating falls below specified levels, if the debentures are called for redemption or if certain specified corporate transactions occur. During a portion of fiscal 2007, our closing stock

$ in millions, except per share amounts or as otherwise noted

price exceeded the specified stock price for more than 20 trading days in a 30-day trading period. Therefore, debenture holders had the option to convert their debentures into shares of our common stock. However, no debentures were so converted. Due to changes in the price of our common stock, the debentures were no longer convertible at March 3, 2007, and have not been convertible at the holders' option through April 25, 2008.

The debentures have an interest rate of 2.25% per annum. The interest rate may be reset, but not below 2.25% or above 3.25%, on July 15, 2011, and July 15, 2016. One of our subsidiaries has guaranteed the convertible debentures.

Other

The fair value of debt approximated $853 and $683 at March 1, 2008, and March 3, 2007, respectively, based on the ask prices quoted from external sources, compared with carrying values of $816 and $650, respectively.

At March 1, 2008, the future maturities of long-term debt, including capitalized leases, consisted of the following:

Fiscal Year

2009	$33
2010	41
2011	26
2012(1)	424
2013	22
Thereafter	114

Total long-term debt	$660

(1)
Holders of our debentures due in 2022 may require us to purchase all or a portion of their debentures on January 15, 2012. The table above assumes that all holders of our debentures exercise their redemption options.

5.    Shareholders' Equity

Stock Compensation Plans

Our 2004 Omnibus Stock and Incentive Plan, as amended, ("Omnibus Plan") authorizes us to grant or issue non-qualified stock options ("stock options"), incentive stock options, share awards and other equity awards up to a total of 38 million shares. We have not granted incentive stock options under the Omnibus Plan. Under the terms of the Omnibus Plan, awards may be granted to our employees, officers, advisors, consultants and directors. Awards issued under the Omnibus Plan vest as determined by the Compensation and Human Resources Committee of our Board of Directors at the time of grant. At March 1, 2008, a total of 17.8 million shares were available for future grants under the Omnibus Plan.

Upon adoption and approval of the Omnibus Plan, all of our previous equity incentive compensation plans were terminated. However, existing awards under those plans will continue to vest in accordance with the original vesting schedule and will expire at the end of their original term.

Our outstanding stock options have a 10-year term. Outstanding stock options issued to employees generally vest over a four-year period, and outstanding stock options issued to directors vest immediately upon grant. Share awards vest based either upon attainment of established goals or upon continued employment ("time-based"). Outstanding share awards that are not time-based vest at the end of a three-year incentive period based either upon our total shareholder return ("TSR") compared with the TSR of companies that comprise the S&P 500 or growth in our common stock price ("market-based"), or upon the achievement of company or personal performance goals ("performance-based"). We have time-based share awards that vest at the end of three-year periods and time-based share awards where 25% of the award vests at the date of grant and 25% vests on each anniversary date thereafter over a period of three years.

Our employee stock purchase plan ("ESPP") permits employees to purchase stock at 85% of the market price of our common stock at the beginning or at the end of the semi-annual purchase period, whichever is less.

Stock-based compensation expense was as follows in fiscal 2008, 2007 and 2006:

	2008	2007	2006

Stock options	$69	$75	$100
Share awards:
Market-based	15	20	20
Performance-based	4	9	1
Time-based	3	3	1
ESPP	14	14	10

Total	$105	$121	$132

$ in millions, except per share amounts or as otherwise noted

Stock Options

Stock option activity was as follows in fiscal 2008:

	Stock Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at March 3, 2007	28,433,000	$35.81
Granted	5,579,000	47.84
Exercised	(4,228,000)	22.04
Forfeited/Canceled	(996,000)	48.49

Outstanding at March 1, 2008	28,788,000	$39.73	6.35	$186

Exercisable at March 1, 2008	17,675,000	$34.00	4.80	$180

The weighted-average grant-date fair value of stock options granted during fiscal 2008, 2007 and 2006 was $15.98, $22.32 and $18.54, respectively, per share. The aggregate intrinsic value of our stock options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) exercised during fiscal 2008, 2007 and 2006, was $110, $160 and $197, respectively. At March 1, 2008, there was $147 of unrecognized compensation expense related to stock options that is expected to be recognized over a weighted-average period of 2.1 years.

Net cash proceeds from the exercise of stock options were $94, $168 and $257 in fiscal 2008, 2007 and 2006, respectively.

The actual income tax benefit realized from stock option exercises was $25, $55 and $53, in fiscal 2008, 2007 and 2006, respectively. The fair value of each stock option was estimated on the date of grant using a lattice model with the following assumptions:

Valuation Assumptions(1)	2008	2007	2006

Risk-free interest rate(2)	4.0% - 4.5%	4.8% - 5.2%	4.3% - 4.6%
Expected dividend yield	1.1%	0.8%	0.8%
Expected stock price volatility(3)	33%	40%	40%
Expected life of stock options (in years)(4)	5.9	5.9	6.1
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

$ in millions, except per share amounts or as otherwise noted

Market-Based Share Awards

The fair value of market-based share awards is determined based on generally accepted valuation techniques and the closing market price of our stock on the date of grant. A summary of the status of our nonvested market-based share awards at March 1, 2008, and changes during fiscal 2008, is as follows:

Market-Based Share Awards	Shares	Weighted- Average Fair Value per Share

Outstanding at March 3, 2007	2,150,000	$30.01
Granted	267,000	51.83
Vested	—	—
Forfeited/Canceled	(1,056,000)	23.28

Outstanding at March 1, 2008	1,361,000	$39.51

We recognize expense for market-based share awards on a straight-line basis over the requisite service period (or to an employee's eligible retirement date, if earlier). At March 1, 2008, there was $25 of unrecognized compensation expense related to nonvested market-based share awards that we expect to recognize over a weighted-average period of 1.8 years. Performance-Based Share Awards

The fair value of performance-based share awards is determined based on the closing market price of our stock on the date of grant. A summary of the status of our nonvested performance-based share awards at March 1, 2008, and changes during fiscal 2008, is as follows:

Performance-Based Share Awards	Shares	Weighted- Average Fair Value per Share

Outstanding at March 3, 2007	680,000	$49.98
Granted	288,000	48.26
Vested	(5,000)	55.50
Forfeited/Canceled	(216,000)	44.42

Outstanding at March 1, 2008	747,000	$50.88

At March 1, 2008, there was $14 of unrecognized compensation expense related to nonvested performance-based share awards that we expect to recognize over a weighted-average period of 1.6 years.

$ in millions, except per share amounts or as otherwise noted

Time-Based Share Awards

The fair value of time-based share awards is determined based on the closing market price of our stock on the date of grant. A summary of the status of our nonvested time-based share awards at March 1, 2008, and changes during fiscal 2008, is as follows:

Time-Based Share Awards	Shares	Weighted- Average Fair Value per Share

Outstanding at March 3, 2007	114,000	$51.26
Granted	190,000	47.67
Vested	(33,000)	51.61
Forfeited/Canceled	(63,000)	48.16

Outstanding at March 1, 2008	208,000	$48.86

At March 1, 2008, there was $9 of unrecognized compensation expense related to nonvested time-based share awards that we expect to recognize over a weighted-average period of 1.8 years. ESPP

We estimate the fair value of stock-based compensation expense associated with our ESPP on the purchase date using the Black-Scholes option-pricing valuation model, with the following assumptions:

Valuation Assumptions	2008	2007	2006

Risk-free interest rate(1)	4.7%	5.0%	3.5%
Expected dividend yield	1.0%	0.7%	0.8%
Expected stock price volatility(2)	26%	33%	32%
Expected life of ESPP options (in months)(3)	6	6	6
(1)
Based on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of ESPP shares.

(2)
We use an outside valuation advisor to assist us in projecting expected stock price volatility. We consider both the historical volatility of our stock price as well as implied volatilities from exchange-traded options on our stock.

(3)
Based on semi-annual purchase period.

In fiscal 2008, 2007 and 2006, 1.2 million, 1.2 million and 1.1 million shares, respectively, were purchased through the ESPP. The weighted-average fair values of ESPP shares purchased during fiscal 2008, 2007 and 2006, were $11.49, $13.97 and $9.13, respectively. At March 1, 2008, and March 3, 2007, ESPP participants had accumulated approximately $21 and $22, respectively, to purchase our common stock.

Earnings per Share

Our basic earnings per share calculation is based on the weighted-average number of common shares outstanding. Our diluted earnings per share calculation is based on the weighted-average number of common shares outstanding adjusted by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued. Potentially dilutive shares of common stock include stock options, nonvested share awards and shares issuable under our ESPP, as well as common shares that would have resulted from the assumed conversion of our convertible debentures (see Note 4, Debt). Since the potentially dilutive shares related to the convertible debentures are included in the calculation, the related interest expense, net of tax, is added back to earnings from continuing operations, as the interest would not have been paid if the convertible debentures had been converted to common stock. Nonvested market-based share awards and nonvested performance-based share awards are included in the average diluted shares outstanding each period if established market or performance criteria have been met at the end of the respective periods.

$ in millions, except per share amounts or as otherwise noted

At March 1, 2008, stock options to purchase 28.8 million shares of common stock were outstanding as follows (shares in millions):

	Exercisable			Unexercisable			Total
	Shares	%	Weighted- Average Price per Share	Shares	%	Weighted- Average Price per Share	Shares	%	Weighted- Average Price per Share

In-the-money	16.5	93	$32.49	2.7	24	$43.60	19.2	67	$34.05
Out-of-the-money	1.2	7	54.65	8.4	76	50.53	9.6	33	51.04

Total	17.7	100	$34.00	11.1	100	$48.84	28.8	100	$39.73

The computation of dilutive shares outstanding excludes the out-of-the-money stock options because such outstanding options' exercise prices were greater than the average market price of our common shares and, therefore, the effect would be antidilutive (i.e., including such options would result in higher earnings per share). The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings per share in fiscal 2008, 2007 and 2006:

	2008	2007	2006

Numerator:
Net earnings, basic	$1,407	$1,377	$1,140
Adjustment for assumed dilution:
Interest on convertible debentures due in 2022, net of tax	6	7	7

Net earnings, diluted	$1,413	$1,384	$1,147

Denominator (in millions):
Weighted-average common shares outstanding	439.9	482.1	490.3
Effect of potentially dilutive securities:
Shares from assumed conversion of convertible debentures	8.8	8.8	8.8
Stock options and other	4.2	5.3	5.7

Weighted-average common shares outstanding, assuming dilution	452.9	496.2	504.8

Basic earnings per share	$3.20	$2.86	$2.33
Diluted earnings per share	$3.12	$2.79	$2.27

Repurchase of Common Stock

On June 26, 2007, our Board of Directors ("Board") authorized a new $5,500 share repurchase program. The new program terminated and replaced our prior $1,500 share repurchase program authorized by our Board in June 2006. The June 2006 program terminated and replaced a $1,500 share repurchase program authorized by the Board in April 2005. There is no expiration date governing the period over which we can make our share repurchases under the June 2007 share repurchase program. At March 1, 2008, $2,500 remains available for future purchases under the June 2007 share repurchase program. Repurchased shares have been retired and constitute authorized but unissued shares.

Open Market Repurchases

The following table presents open market share repurchases in fiscal 2008, 2007 and 2006 (shares in millions):

	2008	2007	2006

Total number of shares repurchased	9.8	11.8	18.3
Total cost of shares repurchased	$461	$599	$772

During fiscal 2008, we purchased and retired 9.8 million shares at a cost of $461 under our June 2006 share repurchase program. During fiscal 2008, we made no

$ in millions, except per share amounts or as otherwise noted

open market repurchases under our June 2007 share repurchase program.

Accelerated Share Repurchase Program

In accordance with the new $5,500 share repurchase program, on June 26, 2007, we entered into an ASR program authorized by our Board. The ASR program consisted of two agreements to purchase shares of our common stock from Goldman, Sachs & Co. ("Goldman") for an aggregate purchase price of $3,000. Goldman borrowed the shares that were delivered to us as described below, and purchased sufficient shares of our common stock in the open market to return to the lenders over the terms of the agreements. The ASR program concluded in February 2008. The total number of shares repurchased pursuant to the ASR was 65.8 million.

Collared ASR

Under the first agreement (the "Collared ASR"), the number of shares repurchased was based generally on the volume-weighted average price ("VWAP") of our common stock during the term of the Collared ASR, subject to collar provisions that established minimum and maximum numbers of shares based on the VWAP of our common stock over the specified hedge period. On July 2, 2007, we paid $2,000 to Goldman under the terms of the Collared ASR in exchange for an initial delivery of 28.3 million shares to us on July 2-6, 2007. Goldman delivered an additional 15.6 million shares to us during the term of the agreement.

Uncollared ASR

Under the second agreement (the "Uncollared ASR"), the number of shares repurchased was based generally on the VWAP of our common stock during the term of the Uncollared ASR. On July 2, 2007, we paid $1,000 to Goldman under the terms of the Uncollared ASR in exchange for an initial delivery of 17.0 million shares to us on July 30-31, 2007. At the conclusion of the Uncollared ASR, we received an additional 4.9 million shares based on the VWAP of our common stock during the term of the agreement. The following table summarizes share repurchases under the ASR program in fiscal 2008 (shares in millions):

	Collared ASR	Uncollared ASR	Total

Shares received	43.9	21.9	65.8
Payments made	$2,000	$1,000	$3,000
Average price per share	$45.60	$45.57	$45.59

Comprehensive Income

Comprehensive income is computed as net earnings plus certain other items that are recorded directly to shareholders' equity. In addition to net earnings, the significant components of comprehensive income include foreign currency translation adjustments and unrealized gains and losses, net of tax, on available-for-sale marketable equity securities. Foreign currency translation adjustments do not include a provision for income tax expense when earnings from foreign operations are considered to be indefinitely reinvested outside the U.S. Comprehensive income was $1,693, $1,332 and $1,252 in fiscal 2008, 2007 and 2006, respectively.

The components of accumulated other comprehensive income, net of tax, were as follows:

	March 1, 2008	March 3, 2007

Foreign currency translation	$527	$217
Unrealized losses on available-for-sale investments	(25)	(1)

Total	$502	$216

$ in millions, except per share amounts or as otherwise noted

6.    Leases

The composition of net rent expense for all operating leases, including leases of property and equipment, was as follows in fiscal 2008, 2007 and 2006:

	2008	2007	2006

Minimum rentals	$757	$679	$569
Contingent rentals	1	1	1

Total rent expense	758	680	570
Less: sublease income	(22)	(20)	(18)

Net rent expense	$736	$660	$552

The future minimum lease payments under our capital, financing and operating leases by fiscal year (not including contingent rentals) at March 1, 2008, were as follows:

Fiscal Year	Capital Leases	Financing Leases	Operating Leases

2009	$16	$29	$772
2010	16	29	761
2011	8	29	716
2012	2	28	666
2013	2	28	635
Thereafter	19	115	3,282

Subtotal	63	258	$6,832

Less: imputed interest	(12)	(61)

Present value of lease obligations	$51	$197

Total minimum lease payments have not been reduced by minimum sublease rent income of approximately $99 due under future noncancelable subleases.

During fiscal 2008, we entered into agreements totaling $35 related to various information system capital leases. These leases were noncash transactions and have been eliminated from our consolidated statements of cash flows.

7.    Benefit Plans

We sponsor retirement savings plans for employees meeting certain age and service requirements. Participants may choose from various investment options including a fund comprised of our company stock. Participants can contribute up to 50% of their eligible compensation annually as defined by the plan document, subject to IRS limitations. Prior to January 2007, we matched up to 50% of the first 5% of participating employees' pre-tax earnings. Beginning in January 2007, we changed the match to 100% of the first 3% of participating employees' pre-tax earnings and 50% of the next 2% of participating employees' pre-tax earnings. Our matching contribution is subject to annual approval by the Compensation and Human Resources Committee of the Board. The total matching contributions, net of forfeitures, were $53, $26 and $19 in fiscal 2008, 2007 and 2006, respectively.

We have a non-qualified, unfunded deferred compensation plan for highly compensated employees and our Board members. Contributions are limited under qualified defined contribution plans. Amounts contributed and deferred under the deferred compensation plan are credited or charged with the performance of investment options offered under the plan and elected by the participants. In the event of bankruptcy, the assets of this plan are available to satisfy the claims of general creditors. The liability for compensation deferred under this plan was $74 and $75 at March 1, 2008, and March 3, 2007, respectively, and is included in long-term liabilities. We manage the risk of changes in the fair value of the liability for deferred compensation by electing to match our liability under the plan with investment vehicles that

$ in millions, except per share amounts or as otherwise noted

offset a substantial portion of our exposure. The cash value of the investment vehicles, which includes funding for future deferrals, was $83 and $82 at March 1, 2008, and March 3, 2007, respectively, and is included in other assets. Both the asset and the liability are carried at fair value.

8.    Income Taxes

The following is a reconciliation of the federal statutory income tax rate to income tax expense in fiscal 2008, 2007 and 2006:

	2008	2007	2006

Federal income tax at the statutory rate	$780	$747	$603
State income taxes, net of federal benefit	67	38	34
Benefit from foreign operations	(25)	(36)	(37)
Non-taxable interest income	(17)	(34)	(28)
Other	10	37	9

Income tax expense	$815	$752	$581

Effective income tax rate	36.6%	35.3%	33.7%

Earnings from operations before income tax expense, minority interest and equity in loss of affiliates by jurisdiction was as follows in fiscal 2008, 2007 and 2006:

	2008	2007	2006

United States	$1,931	$1,949	$1,617
Outside the United States	297	181	104

Earnings from operations before income tax expense, minority interest and equity in loss of affiliates	$2,228	$2,130	$1,721

Income tax expense was comprised of the following in fiscal 2008, 2007 and 2006:

	2008	2007	2006

Current:
Federal	$609	$609	$640
State	110	45	78
Foreign	22	16	14

	741	670	732

Deferred:
Federal	47	51	(131)
State	(7)	19	(14)
Foreign	34	12	(6)

	74	82	(151)

Income tax expense	$815	$752	$581

Deferred taxes are the result of differences between the bases of assets and liabilities for financial reporting and income tax purposes. Deferred tax assets and liabilities were comprised of the following:

	March 1, 2008	March 3, 2007

Accrued property expenses	$122	$105
Other accrued expenses	50	19
Deferred revenue	68	79
Compensation and benefits	61	71
Stock-based compensation	96	74
Net operating loss carryforwards	32	10
Goodwill	—	3
Other	63	57

Total deferred tax assets	492	418
Valuation allowance	(9)	—

Total deferred tax assets after valuation allowance	483	418

Property and equipment	(218)	(168)
Convertible debt	(53)	(44)
Goodwill and intangibles	(17)	—
Other	(36)	(27)

Total deferred tax liabilities	(324)	(239)

Net deferred tax assets	$159	$179

$ in millions, except per share amounts or as otherwise noted

Deferred tax assets and liabilities included in our consolidated balance sheets were as follows:

	March 1, 2008	March 3, 2007

Other current assets	$109	$144
Other assets	50	35

Net deferred tax assets	$159	$179

At March 1, 2008, we had total net operating loss carryforwards from international operations of $14, $13 of which expires between fiscal 2010 and fiscal 2027, and $1 that has an indefinite life. At March 1, 2008, a valuation allowance of $9 was established against certain international net operating loss carryforwards. Additionally, at March 1, 2008, we had acquired federal net operating losses of $18 that expire between fiscal 2019 and fiscal 2027.

We have not provided deferred taxes on unremitted earnings attributable to foreign operations that have been considered to be reinvested indefinitely. These earnings relate to ongoing operations and were $714 at March 1, 2008. It is not practicable to determine the income tax liability that would be payable if such earnings were not indefinitely reinvested.

We adopted the provisions of FIN No. 48 effective March 4, 2007. The adoption of FIN No. 48 resulted in the reclassification of $195 of certain tax liabilities from current to long-term and a $13 increase in our liability for unrecognized tax benefits, which was accounted for as a reduction to the March 4, 2007 retained earnings balance. All unrecognized tax benefits at March 1, 2008, were classified as long-term liabilities on our consolidated balance sheet.

The following table provides a reconciliation of the beginning and ending amount of unrecognized tax benefits in fiscal 2008:

Balance at March 4, 2007	$195
Gross increases related to prior period tax positions	18
Gross decreases related to prior period tax positions	(7)
Gross increases related to current period tax positions	59
Settlements with taxing authorities	(4)
Lapse of statute of limitations	—

Balance at March 1, 2008	$261

At March 1, 2008 and March 4, 2007, $110 and $81, respectively, of unrecognized tax benefits would favorably impact the effective tax rate if recognized.

We recognize interest and penalties (not included in the "unrecognized tax benefits" above), as well as interest received from favorable tax settlements, as components of income tax expense. Interest expense was $13 in fiscal 2008. At March 1, 2008 and March 4, 2007, we had accrued interest of $45 and $31, respectively. No penalties were recognized in fiscal 2008 or accrued for at March 1, 2008.

We file a consolidated U.S. federal income tax return, as well as income tax returns in various states and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before fiscal 2003. In April 2007, the Internal Revenue Service completed its examination of our U.S. federal income tax returns for fiscal 2003 and 2004, and we expect resolution of the issues on appeal pertaining to those years in fiscal 2009. However, we do not expect that the resolution of these issues will have a material effect on our consolidated financial condition or results of operations.

Because existing tax positions will continue to generate increased liabilities for unrecognized tax benefits over the next 12 months, and the fact that we are routinely under audit by various taxing authorities, it is reasonably possible that the amount of unrecognized tax benefits will change during the next 12 months. An estimate of the amount or range of such change cannot be made at this time. However, we do not expect the change, if any, to have a

$ in millions, except per share amounts or as otherwise noted

material effect on our consolidated financial condition or results of operations within the next 12 months.

9.    Segment and Geographic Information

Segment Information

We operate two reportable segments: Domestic and International. The Domestic segment is comprised of all U.S. store, call center and online operations. The International segment is comprised of all store, call center and online operations outside the U.S. We have included Speakeasy, which we acquired on May 1, 2007, in the Domestic segment. Our segments are evaluated on an operating income basis, and a stand-alone tax provision is not calculated for each segment. The other accounting policies of the segments are the same as those described in Note 1, Summary of Significant Accounting Policies. The following tables present our business segment information for fiscal 2008, 2007 and 2006:

	2008	2007	2006

Revenue
Domestic	$33,328	$31,031	$27,380
International	6,695	4,903	3,468

Total revenue	$40,023	$35,934	$30,848

Percentage of Revenue, by Revenue Category
Domestic:
Consumer electronics	41%	42%	41%
Home office	28%	27%	28%
Entertainment software	20%	19%	20%
Appliances	5%	6%	5%
Services(1)	6%	5%	5%
Other(2)	< 1%	1%	1%

Total	100%	100%	100%

International:
Consumer electronics	39%	41%	41%
Home office	30%	32%	36%
Entertainment software	13%	12%	14%
Appliances	13%	10%	4%
Services(1)	5%	5%	5%
Other(2)	< 1%	< 1%	< 1%

Total	100%	100%	100%

(1)
Services consists primarily of commissions from the sale of extended service contracts; revenue from computer-related services; product repair revenue; and delivery and installation revenue derived from home theater, mobile audio and appliances.

(2)
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

$ in millions, except per share amounts or as otherwise noted

	2008	2007	2006

Operating Income
Domestic	$1,999	$1,900	$1,588
International	162	99	56

Total operating income	2,161	1,999	1,644
Other income (expense)
Investment income and other	129	162	107
Interest expense	(62)	(31)	(30)

Earnings from operations before income tax expense, minority interest and equity in loss of affiliates	$2,228	$2,130	$1,721

Assets
Domestic	$8,194	$10,614	$9,722
International	4,564	2,956	2,142

Total assets	$12,758	$13,570	$11,864

Capital Expenditures
Domestic	$673	$648	$541
International	124	85	107

Total capital expenditures	$797	$733	$648

Depreciation
Domestic	$500	$438	$397
International	80	71	59

Total depreciation	$580	$509	$456

Geographic Information

The following tables present our geographic information in fiscal 2008, 2007 and 2006:

	2008	2007	2006

Net sales to customers
U.S.	$33,328	$31,031	$27,380
Canada	5,386	4,340	3,468
China	1,309	563	—

Total revenue	$40,023	$35,934	$30,848

Long-lived assets
U.S.	$2,733	$2,487	$2,337
Canada	435	333	375
China	138	118	—

Total long-lived assets	$3,306	$2,938	$2,712

$ in millions, except per share amounts or as otherwise noted

10.    Contingencies and Commitments

Contingencies

On December 8, 2005, a purported class action lawsuit captioned, Jasmen Holloway, et al. v. Best Buy Co., Inc., was filed in the U.S. District Court for the Northern District of California alleging we discriminate against women and minority individuals on the basis of gender, race, color and/or national origin with respect to our employment policies and practices. The action seeks an end to discriminatory policies and practices, an award of back and front pay, punitive damages and injunctive relief, including rightful place relief for all class members. At March 1, 2008, no accrual had been established as it was not possible to estimate the possible loss or range of loss because this matter had not advanced to a stage where we could make any such estimate. We believe the allegations are without merit and intend to defend this action vigorously.

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

Commitments

We engage Accenture LLP ("Accenture") to assist us with improving our operational capabilities and reducing our costs in the information systems, procurement and human resources areas. Our future contractual obligations to Accenture are expected to range from $76 to $272 per year through 2012, the end of the periods under contract. Prior to our engagement of Accenture, a significant portion of these costs were incurred as part of normal operations.

We had outstanding letters of credit for purchase obligations with a fair value of $90 at March 1, 2008.

At March 1, 2008, we had commitments for the purchase and construction of facilities valued at approximately $45. Also, at March 1, 2008, we had entered into lease commitments for land and buildings for 104 future locations. These lease commitments with real estate developers provide for minimum rentals ranging from 5 to 20 years, which if consummated based on current cost estimates, will approximate $72 annually over the initial lease terms. These minimum rentals are reported in the future minimum lease payments included in Note 6, Leases.

In April 2008, CompUSA, Inc. accepted our offer to acquire the rights to 17 leases for $13.5. Pending approval from the landlords, we expect to take possession of all sites by June 2008. The total square footage related to these leases is approximately 453,000 square feet, or an average of approximately 27,000 square feet per site. The remaining minimum lease terms range from 3 to 14 years, however, all leases include renewal options for an additional 5 to 20 years. The sites are located throughout the U.S., primarily in western states, and we anticipate utilizing these sites over the next two fiscal years for planned new stores for both Best Buy and Pacific Sales.

11.    Related Party Transactions

Elliot S. Kaplan, a director, is a partner with the law firm of Robins, Kaplan, Miller & Ciresi L.L.P. ("RKMC"), which serves as our primary outside general counsel. Our Board periodically reviews the fees paid to RKMC to ensure that they are competitive with fees charged by other law firms comparable in size and expertise. We paid legal fees of $8, $9 and $7 to RKMC during fiscal 2008, 2007 and 2006, respectively. Theses amounts exclude legal fees of $8 and $4 paid to RKMC by our insurer in fiscal 2008 and 2007, respectively. There were no legal fees paid to RKMC by our insuser in fiscal 2006. The Board has approved the transactions and our continued business dealings with RKMC.

We purchase certain store fixtures from Phoenix Fixtures, Inc. ("Phoenix"), a company owned by the brother of Richard M. Schulze, our Chairman of the Board. The decision to conduct business with Phoenix was based on both qualitative and quantitative factors including product quality, pricing, customer service and design flexibility. Our Board reviewed our transactions with Phoenix and has approved the transactions and our continued business dealings with Phoenix. The total amounts paid to Phoenix during fiscal 2008, 2007 and 2006 were $20, $19 and $18, respectively.

We lease two of our U.S. Best Buy stores from Mr. Schulze. Aggregate rents paid for the two stores leased from Mr. Schulze during fiscal 2008, 2007 and 2006 were $1,

$ in millions, except per share amounts or as otherwise noted

$1 and $1, respectively. The leases include escalation clauses, and one provides for percentage rent based on gross sales. The leases expire in 2008 and 2011, respectively, and have renewal options that could extend the leases through 2021 and 2023, respectively, at our option. We entered into the real estate leases with Mr. Schulze prior to 1990, and the Board negotiated and approved the leases (with Mr. Schulze not voting). The Board relied on one or more of its members who had no financial interest in the properties to review market comparisons, look into alternative rental agreements and negotiate with Mr. Schulze. The Board determined that these real estate leases were in our best interest and had terms that are competitive with terms available from unaffiliated third parties.

We also lease, on a non-exclusive basis, airplanes from a corporation owned by the Richard M. Schulze Revocable Trust, of which Mr. Schulze is a trustee. Periodically, the Board reviews the terms of the lease agreement to ensure that they are competitive with terms available from unaffiliated third parties. We pay an hourly rate for use of the airplanes, without any required fractional ownership. Our senior management generally use the airplanes when it is more economical or practical than flying commercial airlines. The total amount we paid to the corporation for use of the airplanes during fiscal 2008, 2007 and 2006 was $0.7, $0.4 and $0.5, respectively.

The Audit Committee of our Board, comprised of all independent directors, has responsibility for reviewing related party transactions and presenting them to the Board for approval.

12.    Condensed Consolidating Financial Information

Our convertible debentures, due in 2022, are jointly and severally guaranteed by our wholly owned indirect subsidiary Best Buy Stores, L.P. Investments in subsidiaries of Best Buy Stores, L.P., which have not guaranteed the convertible debentures, are accounted for under the equity method. We reclassified certain prior-year amounts as described in Note 1, Summary of Significant Accounting Policies. The aggregate principal balance and carrying amount of our convertible debentures, which mature in 2022, was $402 at March 1, 2008.

Additional information regarding the convertible debentures is included in Note 4, Debt.

We file a consolidated U.S. federal income tax return. Income taxes are allocated in accordance with our tax allocation agreement. U.S. affiliates receive no tax benefit for taxable losses, but are allocated taxes at the required effective income tax rate if they have taxable income.

$ in millions, except per share amounts or as otherwise noted

The following tables present condensed consolidating balance sheets as of March 1, 2008, and March 3, 2007, and condensed consolidating statements of earnings and cash flows for the fiscal years ended March 1, 2008; March 3, 2007, and February 25, 2006:

Condensed Consolidating Balance Sheets

At March 1, 2008

	Best Buy Co., Inc.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Assets
Current Assets
Cash and cash equivalents	$171	$70	$1,197	$—	$1,438
Short-term investments	—	—	64	—	64
Receivables	3	340	206	—	549
Merchandise inventories	—	5,293	1,172	(1,757)	4,708
Other current assets	2	206	425	(50)	583
Intercompany receivable	—	—	7,097	(7,097)	—
Intercompany note receivable	500	—	3	(503)	—

Total current assets	676	5,909	10,164	(9,407)	7,342
Net Property and Equipment	225	2,030	1,051	—	3,306
Goodwill	—	6	1,082	—	1,088
Tradenames	—	—	97	—	97
Equity and Other Investments	278	2	325	—	605
Other Assets	104	11	205	—	320
Investments in Subsidiaries	9,108	280	1,358	(10,746)	—

Total Assets	$10,391	$8,238	$14,282	$(20,153)	$12,758

Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable	$—	$—	$4,297	$—	$4,297
Unredeemed gift card liabilities	—	471	60	—	531
Accrued compensation and related expenses	—	200	173	—	373
Accrued liabilities	7	499	519	(50)	975
Accrued income taxes	404	—	—	—	404
Short-term debt	120	—	36	—	156
Current portion of long-term debt	2	16	15	—	33
Intercompany payable	3,016	4,081	—	(7,097)	—
Intercompany note payable	3	500	—	(503)	—

Total current liabilities	3,552	5,767	5,100	(7,650)	6,769
Long-Term Liabilities	110	970	189	(431)	838
Long-Term Debt	405	143	79	—	627
Minority Interests	—	—	40	—	40
Shareholders' Equity	6,324	1,358	8,874	(12,072)	4,484

Total Liabilities and Shareholders' Equity	$10,391	$8,238	$14,282	$(20,153)	$12,758

$ in millions, except per share amounts or as otherwise noted

Condensed Consolidating Balance Sheets

At March 3, 2007

	Best Buy Co., Inc.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Assets
Current Assets
Cash and cash equivalents	$235	$77	$893	$—	$1,205
Short-term investments	2,582	—	6	—	2,588
Receivables	33	363	152	—	548
Merchandise inventories	—	3,465	960	(397)	4,028
Other current assets	20	202	596	(106)	712
Intercompany receivable	—	—	4,891	(4,891)	—
Intercompany note receivable	500	—	—	(500)	—

Total current assets	3,370	4,107	7,498	(5,894)	9,081
Net Property and Equipment	239	1,898	804	(3)	2,938
Goodwill	—	6	913	—	919
Tradenames	—	—	81	—	81
Equity and Other Investments	325	4	9	—	338
Other Assets	84	259	5	(135)	213
Investments in Subsidiaries	6,099	162	1,293	(7,554)	—

Total Assets	$10,117	$6,436	$10,603	$(13,586)	$13,570

Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable	$—	$—	$3,934	$—	$3,934
Unredeemed gift card liabilities	—	452	44	—	496
Accrued compensation and related expenses	—	198	134	—	332
Accrued liabilities	7	564	544	(125)	990
Accrued income taxes	484	5	—	—	489
Short-term debt	—	—	41	—	41
Current portion of long-term debt	2	12	5	—	19
Intercompany payable	2,460	2,431	—	(4,891)	—
Intercompany note payable	—	500	—	(500)	—

Total current liabilities	2,953	4,162	4,702	(5,516)	6,301
Long-Term Liabilities	219	849	102	(727)	443
Long-Term Debt	407	132	51	—	590
Minority Interests	—	—	35	—	35
Shareholders' Equity	6,538	1,293	5,713	(7,343)	6,201

Total Liabilities and Shareholders' Equity	$10,117	$6,436	$10,603	$(13,586)	$13,570

$ in millions, except per share amounts or as otherwise noted

Condensed Consolidating Statements of Earnings

Fiscal Year Ended March 1, 2008

	Best Buy Co., Inc.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenue	$16	$31,092	$42,677	$(33,762)	$40,023
Cost of goods sold	—	25,881	36,926	(32,330)	30,477

Gross profit	16	5,211	5,751	(1,432)	9,546
Selling, general and administrative expenses	137	4,933	2,321	(6)	7,385

Operating (loss) income	(121)	278	3,430	(1,426)	2,161
Other income (expense)
Investment income and other	65	(1)	367	(302)	129
Interest expense	(304)	(50)	(10)	302	(62)
Equity in earnings (loss) of subsidiaries	2,661	(82)	167	(2,746)	—

Earnings before income tax (benefit) expense, minority interest and equity in loss of affiliates	2,301	145	3,954	(4,172)	2,228
Income tax (benefit) expense	(532)	60	1,287	—	815
Minority interest in earnings	—	—	(3)	—	(3)
Equity in loss of affiliates	—	—	(3)	—	(3)

Net earnings	$2,833	$85	$2,661	$(4,172)	$1,407

$ in millions, except per share amounts or as otherwise noted

Condensed Consolidating Statements of Earnings

Fiscal Year Ended March 3, 2007

	Best Buy Co., Inc.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenue	$18	$29,113	$34,923	$(28,120)	$35,934
Cost of goods sold	—	24,073	31,357	(28,265)	27,165

Gross profit	18	5,040	3,566	145	8,769
Selling, general and administrative expenses	59	4,752	1,980	(21)	6,770

Operating (loss) income	(41)	288	1,586	166	1,999
Other income (expense)
Investment income and other	118	—	345	(301)	162
Interest expense	(159)	(173)	—	301	(31)
Equity in earnings (loss) of subsidiaries	1,298	(47)	73	(1,324)	—

Earnings before income tax expense and minority interest	1,216	68	2,004	(1,158)	2,130
Income tax expense	5	42	705	—	752
Minority interest in earnings	—	—	(1)	—	(1)

Net earnings	$1,211	$26	$1,298	$(1,158)	$1,377

$ in millions, except per share amounts or as otherwise noted

Condensed Consolidating Statements of Earnings

Fiscal Year Ended February 25, 2006

	Best Buy Co., Inc.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenue	$17	$26,323	$30,433	$(25,925)	$30,848
Cost of goods sold	—	21,666	27,234	(25,778)	23,122

Gross profit	17	4,657	3,199	(147)	7,726
Selling, general and administrative expenses	34	4,428	1,690	(70)	6,082

Operating (loss) income	(17)	229	1,509	(77)	1,644
Other income (expense)
Investment income and other	86	—	180	(159)	107
Interest expense	(107)	(82)	—	159	(30)
Equity in earnings (loss) of subsidiaries	1,159	(72)	25	(1,112)	—

Earnings before income tax (benefit) expense	1,121	75	1,714	(1,189)	1,721
Income tax (benefit) expense	(49)	50	580	—	581

Net earnings	$1,170	$25	$1,134	$(1,189)	$1,140

$ in millions, except per share amounts or as otherwise noted

Condensed Consolidating Statements of Cash Flows

Fiscal Year Ended March 1, 2008

	Best Buy Co., Inc.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Total cash provided by (used in) operating activities	$284	$(1,212)	$2,953	$—	$2,025

Investing Activities
Additions to property and equipment	—	(469)	(328)	—	(797)
Purchases of investments	(7,486)	—	(1,015)	—	(8,501)
Sales of investments	10,136	—	799	—	10,935
Acquisition of business, net of cash acquired	—	—	(89)	—	(89)
Change in restricted assets	16	—	(101)	—	(85)
Other, net	—	4	(3)	—	1

Total cash provided by (used in) investing activities	2,666	(465)	(737)	—	1,464

Financing Activities
Repurchase of common stock	(3,461)	—	—	—	(3,461)
Issuance of common stock under employee stock purchase plan and for the exercise of stock options	146	—	—	—	146
Dividends paid	(204)	—	—	—	(204)
Repayments of debt	(4,242)	(10)	(101)	—	(4,353)
Proceeds from issuance of debt	4,360	33	93	—	4,486
Excess tax benefits from stock-based compensation	24	—	—	—	24
Other, net	—	—	(16)	—	(16)
Change in intercompany receivable/payable	363	1,647	(2,010)	—	—

Total cash (used in) provided by financing activities	(3,014)	1,670	(2,034)	—	(3,378)

Effect of Exchange Rate Changes on Cash	—	—	122	—	122

(Decrease) Increase in Cash and Cash Equivalents	(64)	(7)	304	—	233
Cash and Cash Equivalents at Beginning of Year	235	77	893	—	1,205

Cash and Cash Equivalents at End of Year	$171	$70	$1,197	$—	$1,438

$ in millions, except per share amounts or as otherwise noted

Condensed Consolidating Statements of Cash Flows

Fiscal Year Ended March 3, 2007

	Best Buy Co., Inc.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Total cash (used in) provided by operating activities	$(213)	$170	$1,805	$—	$1,762

Investing Activities
Additions to property and equipment	—	(512)	(221)	—	(733)
Purchases of investments	(4,386)	—	(403)	—	(4,789)
Sales of investments	4,594	—	501	—	5,095
Acquisitions of businesses, net of cash acquired	—	—	(421)	—	(421)
Change in restricted assets	—	—	63	—	63
Other, net	(5)	4	6	—	5

Total cash provided by (used in) investing activities	203	(508)	(475)	—	(780)

Financing Activities
Repurchase of common stock	(599)	—	—	—	(599)
Issuance of common stock under employee stock purchase plan and for the exercise of stock options	217	—	—	—	217
Dividends paid	(174)	—	—	—	(174)
Repayments of debt	(2)	—	(82)	—	(84)
Proceeds from issuance of debt	—	39	57	—	96
Excess tax benefits from stock-based compensation	50	—	—	—	50
Other, net	—	—	(19)	—	(19)
Change in intercompany receivable/payable	743	297	(1,040)	—	—

Total cash provided by (used in) financing activities	235	336	(1,084)	—	(513)

Effect of Exchange Rate Changes on Cash	—	—	(12)	—	(12)

Increase (Decrease) in Cash and Cash Equivalents	225	(2)	234	—	457
Cash and Cash Equivalents at Beginning of Year	10	79	659	—	748

Cash and Cash Equivalents at End of Year	$235	$77	$893	$—	$1,205

$ in millions, except per share amounts or as otherwise noted

Condensed Consolidating Statements of Cash Flows

Fiscal Year Ended February 25, 2006

	Best Buy Co., Inc.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Total cash provided by (used in) operating activities	$364	$(117)	$1,493	$—	$1,740

Investing Activities
Additions to property and equipment	(14)	(494)	(140)	—	(648)
Purchases of investments	(4,256)	—	(305)	—	(4,561)
Sales of investments	4,183	—	179	—	4,362
Change in restricted assets	—	—	47	—	47
Other, net	43	(18)	21	—	46

Total cash used in investing activities	(44)	(512)	(198)	—	(754)

Financing Activities
Repurchase of common stock	(772)	—	—	—	(772)
Issuance of common stock under employee stock purchase plan and for the exercise of stock options	292	—	—	—	292
Dividends paid	(151)	—	—	—	(151)
Repayments of debt	(8)	(59)	(2)	—	(69)
Proceeds from issuance of debt	—	36	—	—	36
Excess tax benefits from stock-based compensation	55	—	—	—	55
Other, net	—	—	(10)	—	(10)
Change in intercompany receivable/payable	215	669	(884)	—	—

Total cash (used in) provided by financing activities	(369)	646	(896)	—	(619)

Effect of Exchange Rate Changes on Cash	—	—	27	—	27

(Decrease) Increase in Cash and Cash Equivalents	(49)	17	426	—	394
Cash and Cash Equivalents at Beginning of Year	59	62	233	—	354

Cash and Cash Equivalents at End of Year	$10	$79	$659	$—	$748

$ in millions, except per share amounts or as otherwise noted

13.    Supplementary Financial Information (Unaudited)

The following tables show selected quarterly operating results for each quarter and full year of fiscal 2008 and 2007 (unaudited):

	Quarter
						Fiscal Year
	1st	2nd	3rd	4th

Fiscal 2008
Revenue	$7,927	$8,750	$9,928	$13,418		$40,023
Comparable store sales % change(1)	3.0%	3.6%	6.7%	(0.2%	)	2.9%
Gross profit	$1,892	$2,139	$2,337	$3,178		$9,546
Operating income	266	401	351	1,143		2,161
Net earnings	192	250	228	737		1,407
Diluted earnings per share(2)	0.39	0.55	0.53	1.71		3.12

	Quarter
					Fiscal Year
	1st	2nd	3rd	4th(3)

Fiscal 2007
Revenue	$6,959	$7,603	$8,473	$12,899	$35,934
Comparable store sales % change(1)	4.9%	3.7%	4.8%	5.9%	5.0%
Gross profit	$1,765	$1,902	$1,995	$3,107	$8,769
Operating income	337	330	196	1,136	1,999
Net earnings	234	230	150	763	1,377
Diluted earnings per share	0.47	0.47	0.31	1.55	2.79

Note: Certain fiscal year totals may not add due to rounding.

(1)
Comprised of revenue at stores, call centers and Web sites operating for at least 14 full months, as well as remodeled and expanded locations. Relocated stores are excluded from the comparable store sales calculation until at least 14 full months after reopening. Acquired stores are included in the comparable store sales calculation beginning with the first full quarter following the first anniversary of the date of the acquisition The calculation of the comparable store sales percentage change excludes the impact of fluctuations in foreign currency exchange rates. All comparable store sales percentage calculations reflect an equal number of weeks. The method of calculating comparable store sales varies across the retail industry. As a result, our method of calculating comparable store sales may not be the same as other retailers' methods.

(2)
The sum of quarterly diluted earnings per share does not equal annual diluted earnings per share in fiscal 2008 due to the impact of the timing of share repurchases on quarterly and annual weighted-average shares outstanding.

(3)
Net earnings in the fourth quarter of fiscal 2007 included income of $19 ($12 net of tax, or $0.02 per diluted share) related to gift card breakage (gift cards sold where the likelihood of the gift card being redeemed by the customer is remote) for prior fiscal years. This gift card breakage was recorded as a result of determining our legal obligation with respect to unredeemed gift cards not reflected in our initial fiscal 2006 gift card breakage recognition. In addition, net earnings in the fourth quarter of fiscal 2007 included income of $20 ($13 net of tax, or $0.03 per diluted share) related to the gain from the sale of our investment in Golf Galaxy, Inc.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), to allow timely decisions regarding required disclosure. We have established a Disclosure Committee, consisting of certain members of management, to assist in this evaluation. The Disclosure Committee meets on a quarterly basis and more often if necessary.

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), as of March 1, 2008. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 1, 2008, our disclosure controls and procedures were effective.

Management's Report on Internal Control Over Financial Reporting

Management's report on our internal control over financial reporting is included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Attestation Report of the Independent Registered Public Accounting Firm

Deloitte & Touche LLP's attestation report on the effectiveness of our internal control over financial reporting is included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the fiscal fourth quarter ended March 1, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

The information provided under the caption "Nominees and Directors" in the Proxy Statement is incorporated herein by reference.

Executive Officers

Information regarding our executive officers is furnished in a separate item captioned "Executive Officers of the Registrant" included in Part I of this Annual Report on Form 10-K.

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

Code of Ethics

We adopted a Code of Business Ethics that applies to our directors and all of our employees, including our principal executive officer, our principal financial officer and our principal accounting officer. Our Code of Business Ethics is available on our Web site, www.BestBuy.com — select the "For Our Investors" link and then the "Corporate Governance" link.

A copy of our Code of Business Ethics may also be obtained, without charge, upon written request to:

Best Buy Co., Inc.
Investor Relations Department
7601 Penn Avenue South
Richfield, MN 55423-3645

We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, a provision of our Code of Business Ethics that applies to our principal executive officer, principal financial officer or principal accounting officer by posting such information within two business days of any such amendment or waiver on our Web site, www.BestBuy.com — select the "For Our Investors" link and then the "Corporate Governance" link.

Item 11. Executive Compensation.

The information set forth under the caption "Executive Compensation" in the Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding securities authorized for issuance under equity compensation plans is furnished as a separate item captioned "Securities Authorized for Issuance Under Equity Compensation Plans" included in Part II of this Annual Report on Form 10-K.

Security Ownership of Certain Beneficial Owners and Management

The information provided under the caption "Security Ownership of Certain Beneficial Owners and

Management" in the Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information provided under the captions "Director Independence," "Nominees and Directors" and "Certain Relationships and Related Party Transactions" in the Proxy Statement is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information provided under the caption "Ratification of Appointment of our Independent Registered Public Accounting Firm — Principal Accountant Fees and Services" in the Proxy Statement is incorporated herein by reference.

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

  3.
  Exhibits:

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

3.1	Restated Articles of Incorporation	10-K	001-09595	3.1	5/2/2007
3.2	Amended and Restated By-Laws	8-K	001-09595	3.1	7/2/2007
4.1	Indenture by and among Best Buy Co., Inc., Best Buy Stores, L.P. and Wells Fargo Bank Minnesota, National Association, dated January 15, 2002, as amended and supplemented	S-3	333-83562	4.1	2/28/2002
4.2	Offer Letter Agreement between Royal Bank of Canada and Best Buy Canada Ltd. Magasins Best Buy Ltee dated March 9, 2004	10-K	001-09595	4.3	4/29/2004
4.3	Credit Agreement dated September 19, 2007 among Best Buy Co., Inc., the Subsidiary Guarantors, the Lenders, and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-09595	4	9/25/2007
*10.1	1994 Full-Time Employee Non-Qualified Stock Option Plan, as amended	10-K	001-09595	10.1	5/2/2007
*10.2	1997 Employee Non-Qualified Stock Option Plan, as amended	10-Q	001-09595	10.1	10/6/2005
*10.3	1997 Directors' Non-Qualified Stock Option Plan, as amended	10-K	001-09595	10.3	5/2/2007
*10.4	The Assumed Musicland 1998 Stock Incentive Plan	S-8	333-56146	4.3	2/23/2001
*10.5	2000 Restricted Stock Award Plan, as amended	10-Q	001-09595	10.2	10/6/2005
*10.6	Best Buy Co., Inc. 2004 Omnibus Stock and Incentive Plan, as amended	S-8	333-144957	99.1	7/30/2007
*10.7	2008 Long-Term Incentive Program Award Agreement, as approved by the Board of Directors on October 23, 2007					X

*10.8	Best Buy Fourth Amended and Restated Deferred Compensation Plan, as amended	10-K	001-09595	10.4	4/29/2004
12.1	Statements re: Computation of Ratios					X
21.1	Subsidiaries of the Registrant					X
23.1	Consent of Deloitte & Touche LLP					X
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
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

Bradbury H. Anderson Vice Chairman and Chief Executive Officer Date: April 30, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Bradbury H. Anderson Bradbury H. Anderson	Vice Chairman and Chief Executive Officer (principal executive officer) and Director	April 30, 2008
/s/ James L. Muehlbauer James L. Muehlbauer	Executive Vice President — Finance and Chief Financial Officer (principal financial officer)	April 30, 2008
/s/ Susan S. Grafton Susan S. Grafton	Vice President, Controller and Chief Accounting Officer (principal accounting officer)	April 30, 2008
/s/ Richard M. Schulze Richard M. Schulze	Director	April 30, 2008
/s/ Kathy J. Higgins Victor Kathy J. Higgins Victor	Director	April 30, 2008
/s/ Ronald James Ronald James	Director	April 30, 2008
/s/ Elliot S. Kaplan Elliot S. Kaplan	Director	April 30, 2008
/s/ Allen U. Lenzmeier Allen U. Lenzmeier	Director	April 30, 2008
/s/ George L. Mikan III George L. Mikan III	Director	April 30, 2008
/s/ Matthew H. Paull Matthew H. Paull	Director	April 30, 2008
/s/ Rogelio M. Rebolledo Rogelio M. Rebolledo	Director	April 30, 2008
/s/ Mary A. Tolan Mary A. Tolan	Director	April 30, 2008
/s/ Frank D. Trestman Frank D. Trestman	Director	April 30, 2008
/s/ Hatim A. Tyabji Hatim A. Tyabji	Director	April 30, 2008

Schedule II

Valuation and Qualifying Accounts
($ in millions)

	Balance at Beginning of Period	Charged to Expenses or Other Accounts	Other		Balance at End of Period

Year ended March 1, 2008
Allowance for doubtful accounts	$17	$15	$(8	)(1)	$24
Sales return reserve	104	(3)	—		101
Year ended March 3, 2007
Allowance for doubtful accounts	3	15	(1	)(1)	17
Sales return reserve	78	26	—		104
Year ended February 25, 2006
Allowance for doubtful accounts	3	10	(10	)(1)	3
Sales return reserve	65	13	—		78
(1)
Includes bad debt write-offs and recoveries.

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
TABLE OF CONTENTS
PART I
  Item 1. Business.
  Item 1A. Risk Factors.
  Item 1B. Unresolved Staff Comments.
  Item 2. Properties.
  Item 3. Legal Proceedings.
  Item 4. Submission of Matters to a Vote of Security Holders.
PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN* Among Best Buy Co., Inc., the S&P 500 and the S&P Retailing Group
  Item 6. Selected Financial Data.
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
  Item 8. Financial Statements and Supplementary Data.
  Notes to Consolidated Financial Statements
  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
  Item 9A. Controls and Procedures.
  Item 9B. Other Information.
PART III
  Item 10. Directors, Executive Officers and Corporate Governance.
  Item 11. Executive Compensation.
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
  Item 13. Certain Relationships and Related Transactions, and Director Independence.
  Item 14. Principal Accounting Fees and Services.
PART IV
  Item 15. Exhibits, Financial Statement Schedules.