Form 10-Q
period 2008-05-31
BEST BUY CO INC
filed 2008-07-10
CIK 764478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, $.10 Par Value — 411,930,000 shares outstanding as of May 31, 2008.

BEST BUY CO., INC.

FORM 10-Q FOR THE QUARTER ENDED MAY 31, 2008

PART I — FINANCIAL INFORMATION

ITEM 1.               CONSOLIDATED FINANCIAL STATEMENTS

BEST BUY CO., INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

($ in millions, except per share amounts)

(Unaudited)

	May 31, 2008	March 1, 2008	June 2, 2007
CURRENT ASSETS
Cash and cash equivalents	$1,475	$1,438	$1,366
Short-term investments	68	64	1,436
Receivables	533	549	476
Merchandise inventories	5,005	4,708	4,298
Other current assets	652	583	730
Total current assets	7,733	7,342	8,306

PROPERTY AND EQUIPMENT
Property and equipment	5,879	5,608	5,131
Less accumulated depreciation	2,423	2,302	2,105
Net property and equipment	3,456	3,306	3,026

GOODWILL	1,085	1,088	1,049

TRADENAMES	98	97	93

EQUITY AND OTHER INVESTMENTS	529	605	348

OTHER ASSETS	330	320	320

TOTAL ASSETS	$13,231	$12,758	$13,142

NOTE:  The consolidated balance sheet as of March 1, 2008, has been condensed from the audited consolidated financial statements.

See Notes to Condensed Consolidated Financial Statements.

BEST BUY CO., INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

($ in millions, except per share amounts)

(Unaudited)

	May 31, 2008	March 1, 2008	June 2, 2007
CURRENT LIABILITIES
Accounts payable	$4,697	$4,297	$3,957
Unredeemed gift card liabilities	481	531	455
Accrued compensation and related expenses	284	373	243
Accrued liabilities	1,016	975	930
Accrued income taxes	40	404	34
Short-term debt	469	156	48
Current portion of long-term debt	40	33	19
Total current liabilities	7,027	6,769	5,686

LONG-TERM LIABILITIES	880	838	655

LONG-TERM DEBT	650	627	598

MINORITY INTERESTS	40	40	33

SHAREHOLDERS’ EQUITY
Preferred stock, $1.00 par value: Authorized — 400,000 shares; Issued and outstanding — none	—	—	—
Common stock, $.10 par value: Authorized — 1.0 billion shares; Issued and outstanding — 411,930,000, 410,578,000 and 473,898,000 shares, respectively	41	41	47
Additional paid-in capital	72	8	101
Retained earnings	4,058	3,933	5,638
Accumulated other comprehensive income	463	502	384
Total shareholders’ equity	4,634	4,484	6,170

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$13,231	$12,758	$13,142

NOTE:  The consolidated balance sheet as of March 1, 2008, has been condensed from the audited consolidated financial statements.

See Notes to Condensed Consolidated Financial Statements.

BEST BUY CO., INC.

CONSOLIDATED STATEMENTS OF EARNINGS

($ in millions, except per share amounts)

(Unaudited)

	Three Months Ended
	May 31, 2008	June 2, 2007
Revenue	$8,990	$7,927
Cost of goods sold	6,857	6,035
Gross profit	2,133	1,892
Selling, general and administrative expenses	1,856	1,626
Operating income	277	266
Other income (expense)
Investment income and other	21	44
Interest expense	(13)	(7)

Earnings before income tax expense, minority interest and equity in loss of affiliates	285	303
Income tax expense	106	113
Minority interest in losses	1	2
Equity in loss of affiliates	(1)	—

Net earnings	$179	$192

Earnings per share
Basic	$0.44	$0.40
Diluted	$0.43	$0.39

Dividends declared per common share	$0.13	$0.10

Weighted average common shares outstanding (in millions)
Basic	411.4	478.8
Diluted	423.4	491.5

See Notes to Condensed Consolidated Financial Statements.

BEST BUY CO., INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MAY 31, 2008

($ and shares in millions)

(Unaudited)

	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balances at March 1, 2008	411	$41	$8	$3,933	$502	$4,484

Net earnings, three months ended May 31, 2008	—	—	—	179	—	179
Other comprehensive loss, net of tax
Foreign currency translation adjustments	—	—	—	—	(6)	(6)
Unrealized losses on available-for-sale investments	—	—	—	—	(33)	(33)
Total comprehensive income						140

Stock-based compensation	—	—	25	—	—	25
Issuance of common stock under employee stock purchase plan	—	—	24	—	—	24
Stock options exercised	1	—	11	—	—	11
Tax benefit from stock options exercised and employee stock purchase plan	—	—	4	—	—	4
Common stock dividends, $0.13 per share	—	—	—	(54)	—	(54)
Balances at May 31, 2008	412	$41	$72	$4,058	$463	$4,634

See Notes to Condensed Consolidated Financial Statements.

BEST BUY CO., INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)

(Unaudited)

	Three Months Ended
	May 31, 2008	June 2, 2007
OPERATING ACTIVITIES
Net earnings	$179	$192
Adjustments to reconcile net earnings to total cash used in operating activities
Depreciation	153	135
Stock-based compensation	25	32
Deferred income taxes	(20)	(78)
Excess tax benefits from stock-based compensation	(4)	(8)
Other, net	—	(1)
Changes in operating assets and liabilities, net of acquired assets and liabilities
Receivables	27	81
Merchandise inventories	(295)	(210)
Other assets	(33)	(42)
Accounts payable	344	(25)
Other liabilities	(87)	(232)
Accrued income taxes	(350)	(272)
Total cash used in operating activities	(61)	(428)

INVESTING ACTIVITIES
Additions to property and equipment, net of $100 non-cash capital expenditures in the three months ended May 31, 2008	(220)	(179)
Purchases of investments	(58)	(2,283)
Sales of investments	91	3,449
Acquisition of business, net of cash acquired	—	(89)
Change in restricted assets	(24)	22
Other, net	—	—
Total cash (used in) provided by investing activities	(211)	920

FINANCING ACTIVITIES
Borrowings of debt	627	42
Repayments of debt	(313)	(35)
Dividends paid	(54)	(48)
Issuance of common stock under employee stock purchase plan and for the exercise of stock options	35	42
Excess tax benefits from stock-based compensation	4	8
Repurchase of common stock	—	(412)
Other, net	12	3
Total cash provided by (used in) financing activities	311	(400)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(2)	69

INCREASE IN CASH AND CASH EQUIVALENTS	37	161

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,438	1,205

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,475	$1,366

See Notes to Condensed Consolidated Financial Statements.

BEST BUY CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

($ in millions, except per share amounts)

(Unaudited)

1.                         Basis of Presentation

Unless the context otherwise requires, the use of the terms “Best Buy”, “we,” “us,” and “our” in these Notes to Condensed Consolidated Financial Statements refers to Best Buy Co., Inc. and its consolidated subsidiaries.

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary for a fair presentation as prescribed by accounting principles generally accepted in the United States. All adjustments were comprised of normal recurring adjustments, except as noted in these Notes to Condensed Consolidated Financial Statements. Historically, we have realized more of our revenue and earnings in the fiscal fourth quarter, which includes the majority of the holiday shopping season in the U.S. and Canada, than in any other fiscal quarter. Due to the seasonal nature of our business, interim results are not necessarily indicative of results for the entire fiscal year. The interim financial statements and the related notes in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended March 1, 2008.

Consistent with China’s statutory requirements, our China operations’ fiscal year ends on December 31. Therefore, we have elected to consolidate our China financial results on a two-month lag. There was no significant intervening event that would have materially affected our consolidated financial statements had it been recorded during the three months ended May 31, 2008.

Reclassifications

To maintain consistency and comparability, we reclassified certain prior-year amounts to conform to the current-year presentation as described in Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended March 1, 2008. To conform to the current-year presentation, we reclassified:

•                  to equity and other investments, $16 of investments at June 2, 2007, which was previously reported in other assets on our consolidated balance sheet;

•                  to other, net, $2 for the three months ended June 2, 2007, which was previously reported in asset impairment charges within cash used in operating activities on our consolidated statement of cash flows; and

•                  to purchases of investments, $45, and to sales of investments, $51, for the three months ended June 2, 2007, which were previously reported in change in restricted assets within cash provided by investing activities on our consolidated statement of cash flows.

These reclassifications had no effect on previously reported consolidated operating income, net earnings or shareholders’ equity.

New Accounting Standards

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants. Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We will adopt FSP APB 14-1 beginning in the first quarter of fiscal 2010, and this standard must be applied on a retrospective basis. We are evaluating the impact the adoption of FSP APB 14-1 will have on our consolidated financial position and results of operations.

In May 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 162, The Hierarchy of Generally Accepted Accounting Principles. This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS No. 162 is effective 60 days following approval by the U.S. Securities and Exchange Commision (“SEC”) of the Public Company Accounting Oversight Board’s amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We do not expect SFAS No. 162 to have a material impact on the preparation of our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand the effect these instruments and activities have on an entity’s financial position, financial performance and cash flows. Entities are required to provide enhanced disclosures about: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We will adopt SFAS No. 161 beginning in the fourth quarter of fiscal 2009. We are evaluating the impact the adoption of SFAS No. 161 will have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(revised 2007), Business Combinations (“141R”). SFAS No. 141R significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, preacquisition contingencies, transaction costs, in-process research and development and restructuring costs. In addition, under SFAS No. 141R, changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008. We will adopt SFAS No. 141R beginning in the first quarter of fiscal 2010, which will change our accounting treatment for business combinations on a prospective basis.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. SFAS No. 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method significantly changes the accounting for transactions with minority interest holders. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. We will adopt SFAS No. 160 beginning in the first quarter of fiscal 2010. We are evaluating the impact the adoption of SFAS No. 160 will have on our consolidated financial position and results of operations.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurements, and requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. This statement applies under other accounting pronouncements that require or permit fair value measurements. In February 2008, the FASB issued FSPs No. 157-1 and No. 157-2, which, respectively, removed leasing transactions from the scope of SFAS No. 157 and deferred for one year the effective date for SFAS No. 157 as it applies to certain nonfinancial assets and liabilities. On March 2, 2008, we adopted, on a prospective basis, the SFAS No. 157 definition of fair value and and became subject to the new disclosure requirements (excluding FSP 157-2) with respect to our fair value measurements of (a) nonfinancial assets and liabilities that are recognized or disclosed at fair value in our financial statements on a recurring basis (at least annually) and (b) all financial assets and liabilities.  Our adoption did not impact our consolidated financial position or results of operations.  The additional disclosures required by SFAS No. 157 are included in Note 4, Fair Value Measurements.

The deferral provided by FSP No. 157-2 applies to such items as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) and nonfinancial long-lived asset groups measured at fair value for an impairment assessment.  We are evaluating the impact FSP No. 157-2 will have on our nonfinancial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis.

2.                         Acquisitions

Speakeasy, Inc.

On May 1, 2007, we acquired Speakeasy, Inc. (“Speakeasy”) for $103 in cash, or $89 net of cash acquired, which included transaction costs and the repayment of $5 of Speakeasy’s debt.  We acquired Speakeasy, an independent U.S. broadband voice, data, and IT services provider, to strengthen our portfolio of technology solutions.  We accounted for the acquisition using the purchase method in accordance with SFAS No. 141, Business Combinations. Accordingly, we recorded the net assets at their estimated fair values, and included operating results in our Domestic segment from the date of acquisition. We allocated the purchase price on a preliminary basis using information then available. The allocation of the purchase price to the assets and liabilities acquired was finalized in the first quarter of fiscal 2009. The premium we paid in excess of the fair value of the net assets acquired was primarily for the expected future synergies we believe Speakeasy will generate by providing new technology solutions for our existing and future customers, as well as to obtain Speakeasy’s skilled, established workforce. None of the goodwill is deductible for tax purposes.

The final purchase price allocation, net of cash acquired, was as follows:

Receivables	$8
Property and equipment	7
Other assets	25
Tradename	6
Goodwill	74
Current liabilities	(31)
Total	$89

3.                        Investments

Investments were comprised of the following:

	May 31, 2008	March 1, 2008	June 2, 2007
Short-term investments
Debt securities	$68	$64	$1,436

Equity and other investments
Debt securities	$380	$417	$332
Marketable equity securities	131	172	4
Other investments	18	16	12
Total equity and other investments	$529	$605	$348

Debt Securities

The following table presents the fair values, related weighted-average interest rates (taxable equivalent), maturities and major security types for our investments in debt securities:

	May 31, 2008		March 1, 2008		June 2, 2007
	Fair Value	Weighted- Average Interest Rate	Fair Value	Weighted- Average Interest Rate	Fair Value	Weighted- Average Interest Rate
Short-term investments	$68	3.73%	$64	4.94%	$1,436	5.90%
Long-term investments	380	6.47%	417	7.60%	332	5.84%
Total	$448		$481		$1,768

Auction-rate securities	$380		$417		$1,197
Municipal debt securities	—		—		506
Commercial paper	68		64		—
Variable-rate demand notes and asset-backed securities	—		—		65
Total	$448		$481		$1,768

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

Short-term and long-term investments are comprised of auction-rate securities and commercial paper. We classify investments in auction-rate securities and other investments in debt securities as available-for-sale and carry them at fair value. Auction-rate securities are intended to behave like short-term debt instruments because their interest rates are reset periodically through an auction process, most commonly at intervals of 7, 28 and 35 days. The same auction process has historically provided a means by which we may rollover the investment or sell these securities at par in order to provide us with liquidity as needed.

Our auction-rate securities consisted of the following at May 31, 2008 and March 1, 2008:

Description	Nature of collateral or guarantee	May 31, 2008	March 1, 2008
Student loan bonds	Student loans guaranteed 95% to 100% by the U.S. government	$298	$297
Municipal revenue bonds	97% and 89% insured by AAA/Aaa-rated bond insurers at May 31, 2008 and March 1, 2008, respectively	59	97
Auction preferred securities	Underlying investments of closed-end funds	23	23
Total par value (includes accrued interest)		$380	$417

At May 31, 2008, our auction-rate securities portfolio was 97% AAA/Aaa-rated and 3% AA/Aa-rated.

In mid-February 2008, auctions began to fail due to insufficient buyers, as the amount of securities submitted for sale in auctions exceeded the aggregate amount of the bids.  For each failed auction, the interest rate on the security moves to a maximum rate specified for each security, and generally resets at a level higher than specified short-term interest rate benchmarks.  At May 31, 2008, our entire auction-rate securities portfolio, consisting of 63 investments in auction-rate securities, was subject to failed auctions; however, we had sold at par $39 in auction-rate securities during the first quarter of fiscal 2009. In addition, subsequent to May 31, 2008, and through July 7, 2008, we sold $20 in auction-rate securities at par and collected $4 in interest and held $356 (par value) at July 7, 2008. To date, we have collected all interest due on our auction-rate securities and expect to continue to do so in the future.

As a result of the persistent failed auctions, and the uncertainty of when these investments could be successfully liquidated at par, we have classified all of our investments in auction-rate securities as non-current assets within equity and other investments in our consolidated balance sheet at May 31, 2008. The investment principal associated with failed auctions will not be accessible until successful auctions occur, a buyer is found outside of the auction process, the issuers establish a different form of financing to replace these securities, or final payments come due according to the contractual maturities of the debt issues, which range from 8 to 40 years. We believe that issuers and financial markets are exploring alternatives that may improve liquidity, although it is not yet clear when or if such efforts will be successful. We intend to hold our auction-rate securities until we can recover the full principal amount through one of the means described above, and have the ability to do so based on our other sources of liquidity.

We evaluated our entire auction-rate securities portfolio for temporary or other-than-temporary impairment at May 31, 2008, based primarily on the methodology described in Note 4, Fair Value Measurements. As a result of this review, we determined that the fair value of our auction-rate securities at May 31, 2008, approximates par value, and accordingly, we have not recorded any impairment. The estimated fair values could change significantly based on future market conditions. We will continue to assess the fair value of our auction-rate securities for substantive changes in relevant market conditions, changes in our financial condition or other changes that may alter our estimates described above. We may be required to record an unrealized holding loss or an impairment charge to earnings if we determine that our investment portfolio has incurred a decline in fair value that is temporary or other-than-temporary, respectively.

There were no significant unrealized holding gains or losses recorded in accumulated other comprehensive income at May 31, 2008; March 1, 2008; and June 2, 2007, related to our investments in debt securities.

Marketable Equity Securities

We also invest in marketable equity securities and classify them as available-for-sale. Investments in marketable equity securities are included in equity and other investments in our consolidated balance sheets, and are reported at fair value based on quoted market prices. All unrealized holding gains or losses are reflected net of tax in accumulated other comprehensive income in shareholders’ equity.  We review all investments for other-than-temporary impairment at least quarterly or as indicators of impairment exist.  If a decline in the fair value of a security is deemed by management to be other-than-temporary, we write down the cost basis of the investment to fair value, and the amount of the write-down is included in net earnings.

The carrying values of our investments in marketable equity securities at May 31, 2008; March 1, 2008; and June 2, 2007, were $131, $172 and $4, respectively. The increase in marketable equity securities since June 2, 2007, was primarily due to our investment in the common stock of The Carphone Warehouse Group PLC (“CPW”), Europe’s leading independent retailer of mobile phones and services. During the second quarter of fiscal 2008, we purchased in the open market 26.1 million shares of CPW common stock for $183, representing nearly 3% of CPW’s then outstanding shares.

Net unrealized loss, net of tax, included in accumulated other comprehensive income was $(58), $(25) and $(1) at May 31, 2008; March 1, 2008; and June 2, 2007, respectively. At May 31, 2008, the unrealized loss, net of tax, on our investment in CPW common stock was $(60).

See Note 10, Subsequent Events, for discussion of our acquisition of a 50% interest in a new venture with CPW, which closed subsequent to May 31, 2008.

4.                         Fair Value Measurements

As discussed in Note 1, we adopted SFAS No. 157, subject to the deferral provisions of FSP No. 157-2, on March 2, 2008. This standard defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair value hierarchy prescribed by SFAS No. 157 contains three levels as follows:

Level 1 — Unadjusted quoted prices that are available in active markets for the identical assets or liabilities at the measurement date.

Level 2 — Other observable inputs available at the measurement date, other than quoted prices included in Level 1, either directly or indirectly, including:

•                  Quoted prices for similar assets or liabilities in active markets;

•                  Quoted prices for identical or similar assets in non-active markets;

•                  Inputs other than quoted prices that are observable for the asset or liability; and

•                  Inputs that are derived principally from or corroborated by other observable market data.

Level 3 — Unobservable inputs that cannot be corroborated by observable market data and reflect the use of significant management judgment.  These values are generally determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions.

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The fair value hierarchy requires the use of observable market data when available.  In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following table sets forth by level within the fair value hierarchy, our financial assets and liabilities that were accounted for at fair value on a recurring basis at May 31, 2008, according to the valuation techniques we used to determine their fair values.

	Fair Value at	Fair Value Measurements Using Inputs Considered as
	May 31, 2008	Level 1	Level 2	Level 3

ASSETS
Cash and cash equivalents
Cash equivalents	$1,136	$647	$489
Short-term investments
Debt securities	68		68
Other current assets (restricted assets)
Cash equivalents	114	114
Equity and other investments
Debt securities	380			$380
Marketable equity securities	131	131
Other assets
Assets that fund deferred compensation	84	84

LIABILITIES
Long-term liabilities
Deferred compensation	77	77

The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3).

	Debt securities- Auction-rate securities only
	Student loan bonds	Municipal revenue bonds	Auction preferred securities	Total
Balances at March 1, 2008	$297	$97	$23	$417
Realized gain (loss) included in earnings	—	—	—	—
Unrealized gain (loss) included in other comprehensive income	—	—	—	—
Purchases, sales and settlements, net	(1)	(38)	—	(39)
Interest accrued (received)	2	—	—	2
Transfers in and/or (out) of Level 3	—	—	—	—
Balances at May 31, 2008	$298	$59	$23	$380

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Cash Equivalents. The carrying value of cash equivalents approximates fair value as maturities are less than three months.  Fair values of cash equivalent instruments that do not trade on a regular basis in active markets are classified as Level 2.  Our cash equivalents are primarily comprised of money market funds and commercial paper.

Debt Securities. We classify our investments in debt securities as available-for-sale.  Our debt securities are comprised of commercial paper with a maturity of over three months and auction-rate securities as described in Note 3, Investments.  Our commercial paper is classified as Level 2 based on multiple sources of information, which may include market data and/or quoted market prices from either markets that are not active or are for the same or similar assets in active markets.

Our investments in auction-rate securities are classified as Level 3 as quoted prices were unavailable due to events described in Note 3, Investments.  Due to limited market information, we utilized a discounted cash flow (“DCF”) model to derive an estimate of fair value at May 31, 2008.  The assumptions used in preparing the DCF model included estimates with respect to the amount and timing of future interest and principal payments, forward projections of the interest rate benchmarks, the probability of full repayment of the principal considering the credit quality and guarantees in place, and the rate of return required by investors to own such securities given the current liquidity risk associated with auction-rate securities.

Marketable Equity Securities. We classify our investments in marketable equity securities as available-for sale.  Our marketable equity securities are measured at fair value using quoted market prices.  They are classified as Level 1 as they are traded in an active market for which closing stock prices are readily available.

Deferred Compensation. Our deferred compensation liabilities and the assets that fund our deferred compensation consist of investments in mutual funds. These investments are classified as Level 1 as the shares of these mutual funds trade with sufficient frequency and volume to enable us to obtain pricing information on an ongoing basis.

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

During the three months ended May 31, 2008, we had no significant measurements of assets or liabilities at fair value (as defined in SFAS No. 157) on a nonrecurring basis subsequent to their initial recognition. As indicated in Note 1, the aspects of SFAS No. 157 for which the effective date was deferred under FSP No. 157-2 relate to nonfinancial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis. This deferral applies to such items as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) or nonfinancial long-lived asset groups measured at fair value for an impairment assessment. In the first quarter of fiscal 2009, we had no measurements of fair value impacted by the deferral under FSP No. 157-2.

5.                         Goodwill and Intangible Assets

The changes in the carrying amount of goodwill and tradenames by segment were as follows in the three months ended May 31, 2008:

	Goodwill			Tradenames
	Domestic	International	Total	Domestic	International	Total
Balances at March 1, 2008	$450	$638	$1,088	$23	$74	$97
Changes in foreign currency exchange rates	—	(3)	(3)	—	1	1
Balances at May 31, 2008	$450	$635	$1,085	$23	$75	$98

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

The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings per share (shares in millions):

	Three Months Ended
	May 31, 2008	June 2, 2007
Numerator
Net earnings, basic	$179	$192
Adjustment for assumed dilution:
Interest on convertible debentures, net of tax	2	2
Net earnings, diluted	$181	$194

Denominator
Weighted-average common shares outstanding	411.4	478.8
Effect of potentially dilutive securities:
Shares from assumed conversion of convertible debentures	8.8	8.8
Stock options and other	3.2	3.9
Weighted-average common shares outstanding, assuming dilution	423.4	491.5

Earnings per share
Basic	$0.44	$0.40
Diluted	$0.43	$0.39

The computation of average dilutive shares outstanding excluded options to purchase 13.0 million and 4.7 million shares of our common stock for the three months ended May 31, 2008, and June 2, 2007, respectively. These amounts were excluded as the options’ exercise prices were greater than the average market price of our common stock for the periods presented and, therefore, the effect would be antidilutive (i.e., including such options would result in higher earnings per share).

7.                         Comprehensive Income

Comprehensive income is computed as net earnings plus certain other items that are recorded directly to shareholders’ equity. In addition to net earnings, the components of comprehensive income also include foreign currency translation adjustments and unrealized gains or losses, net of tax, on available-for-sale investments. Foreign currency translation adjustments do not include a provision for income tax expense when earnings from foreign operations are considered to be indefinitely reinvested outside the United States. Comprehensive income was $140 and $360 for the three months ended May 31, 2008, and June 2, 2007, respectively.

The components of accumulated other comprehensive income, net of tax, were as follows:

	May 31, 2008	March 1, 2008	June 2, 2007
Foreign currency translation	$521	$527	$385
Unrealized losses on available-for-sale investments	(58)	(25)	(1)
Total	$463	$502	$384

8.                         Segments

We operate two reportable segments: Domestic and International. The Domestic segment is comprised of all store, call center and online operations within the U.S. and its territories. The International segment is comprised of all store and online operations outside the U.S. and its territories. Our segments are evaluated on an operating income basis, and a stand-alone tax provision is not calculated for each segment. The accounting policies of the segments are the same as those described in Note 1, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended March 1, 2008.

Revenue by reportable segment was as follows:

	Three Months Ended
	May 31, 2008	June 2, 2007
Domestic	$7,453	$6,704
International	1,537	1,223
Total revenue	$8,990	$7,927

Operating income (loss) by reportable segment and the reconciliation to earnings before income tax expense, minority interest and equity in loss of affiliates were as follows:

	Three Months Ended
	May 31, 2008	June 2, 2007
Domestic	$277	$270
International	—	(4)
Total operating income	277	266
Other income (expense)
Investment income and other	21	44
Interest expense	(13)	(7)
Earnings from operations before income tax expense, minority interest and equity in loss of affiliates	$285	$303

Assets by reportable segment were as follows:

	May 31, 2008	March 1, 2008	June 2, 2007
Domestic	$8,638	$8,194	$9,913
International	4,593	4,564	3,229
Total assets	$13,231	$12,758	$13,142

Goodwill by reportable segment was as follows:

	May 31, 2008	March 1, 2008	June 2, 2007
Domestic	$450	$450	$451
International	635	638	598
Total goodwill	$1,085	$1,088	$1,049

The changes in the International goodwill balance since June 2, 2007, were due primarily to the resolution of certain tax matters associated with our acquisitions of Future Shop and Five Star, with the remainder due to fluctuations in foreign currency exchange rates.

Tradenames included in our balance sheets were comprised of indefinite-lived intangible assets related to our Pacific Sales and Speakeasy tradenames, which are included in the Domestic segment, and to our Future Shop and Five Star tradenames, which are included in the International segment. Tradenames by reportable segment were as follows:

	May 31, 2008	March 1, 2008	June 2, 2007
Domestic	$23	$23	$24
International	75	74	69
Total tradenames	$98	$97	$93

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

10.                Subsequent Events

Venture with The Carphone Warehouse Group PLC

On May 7, 2008, we entered into a Sale and Purchase Agreement (“SPA”) with The Carphone Warehouse Group PLC (“CPW”). All conditions to closing were satisfied and the transaction was consummated on June 30, 2008.  The effective acquisition date for accounting purposes is the close of business June 28, 2008, the end of CPW’s fiscal first quarter.  Under the terms of the SPA, CPW contributed certain assets and liabilities into a newly-formed company registered in England and Wales, Best Buy International Limited (“BBY Europe”), in exchange for all of the ordinary shares of BBY Europe, and our wholly-owned subsidiary of Best Buy, Best Buy Distributions Limited, purchased 50% of such ordinary shares of BBY Europe from CPW for an aggregate purchase price of $2,167.

We financed the purchase of BBY Europe shares with approximately $1,100 of cash on hand, approximately $600 of existing amounts available under our $2,500 revolving credit agreement and net proceeds of approximately $500 from a debt offering exempt from registration, which is described further below.

The assets and liabilities contributed to BBY Europe by CPW included CPW’s retail business, consisting of retail stores, related mobile airtime reselling operations and device insurance operations, its fixed line telecommunications businesses in Spain and Switzerland and its economic interest in Best Buy Mobile (an existing commercial arrangement we have with CPW).  BBY Europe also includes the Geek Squad joint venture we have with CPW in Europe. We entered into the transaction with CPW to gain an immediate presence in Europe.  We believe this relationship offers a cost-effective means to combine our diverse skills and resources to become a valued consumer electronics retailer in Europe, offering consumers products and services we believe are unmet by other retailers.

We plan to consolidate BBY Europe in our financial results as part of our International segment from the date of acquisition. Pursuant to a shareholder’s agreement with CPW, our designees to the BBY Europe board of directors have ultimate approval rights over select BBY Europe senior management positions and the annual capital and operating budgets of BBY Europe. We plan to consolidate the financial results of BBY Europe on a two-month lag to align with CPW’s quarterly reporting periods. As a result, the financial results of BBY Europe will not be reported in our consolidated financial statements until our fiscal third quarter, which ends on November 29, 2008.  We intend to disclose any significant intervening events related to BBY Europe that occur in our fiscal quarters and materially affect our consolidated financial statements.

We plan to account for the acquisition pursuant to SFAS No. 141, Business Combinations, using the purchase method. The allocation of the purchase price to the assets and liabilities will be finalized no later than the second quarter of fiscal 2010.  The premium paid in excess of the fair value of the net assets acquired was primarily for the expected synergies we believe this new venture will generate, which include benefits from joint purchasing, sourcing and merchandising.  In addition, we and CPW plan to introduce new offerings in the retail stores contributed to BBY Europe by CPW and launch large-format Best Buy branded stores and Web sites in the European market.

The new venture with CPW is separate from our investment in the common stock of CPW, as discussed in Note 3, Investments.

Private Debt Offering

On June 24, 2008, we sold $500 principal amount of notes due July 15, 2013 (the “Notes”). The Notes bear interest at a fixed rate of 6.75% per year, payable semi-annually on January 15 and July 15 of each year, beginning on January 15, 2009.  The interest payable on the Notes is subject to adjustment if either Moody’s Investor Services or Standard & Poor’s Ratings Services downgrades to below investment grade the rating assigned to the Notes.  Our net proceeds from the sale was $496, after an initial issuance discount of approximately $1 and other transaction costs.

We may redeem some or all of the Notes at any time, at a price equal to 100% of the principal amount of the Notes redeemed plus accrued and unpaid interest to the redemption date and an applicable make-whole amount as described in the indenture.

We have agreed to file a registration statement under the Securities Act of 1933, as amended, to permit either the exchange of the Notes for registered notes having terms substantially identical to the Notes (except that the registered notes will not be subject to additional interest provisions or restrictions on ownership or transfer) or, in the alternative, the registered resale of the Notes.

The Notes are unsecured and unsubordinated obligations and rank equally with all of our other unsecured and unsubordinated debt. The Notes contain covenants that, among other things, limit our ability and the ability of our North American subsidiaries to incur debt secured by liens, enter into sale and lease-back transactions and, in the case of such subsidiaries, incur debt.

11.                Condensed Consolidating Financial Information

Our convertible debentures, due in 2022, are jointly and severally, fully and unconditionally, guaranteed by our wholly-owned indirect subsidiary Best Buy Stores, L.P. Investments in subsidiaries of Best Buy Stores, L.P., which have not guaranteed the convertible debentures, are accounted for under the equity method. We reclassified certain prior-year amounts as described in Note 1, Basis of Presentation, in this Quarterly Report on Form 10-Q. The aggregate principal balance and carrying amount of our convertible debentures was $402 at May 31, 2008.

The convertible debentures may be converted into shares of our common stock by us at anytime or at the option of the holders if the criteria, as described in Note 4, Debt, of the Notes to Consolidated Financial Statements in our Annual

Report on Form 10-K for the fiscal year ended March 1, 2008, are met. At May 31, 2008, the debentures were not convertible at the option of the holders.

We file a consolidated U.S. federal income tax return. Income taxes are allocated in accordance with our tax allocation agreement. U.S. affiliates receive no tax benefit for taxable losses, but are allocated taxes at the required effective income tax rate if they have taxable income.

The following tables present condensed consolidating balance sheets as of May 31, 2008; March 1, 2008; and June 2, 2007; condensed consolidating statements of earnings for the three months ended May 31, 2008, and June 2, 2007; and condensed consolidating statements of cash flows for the three months ended May 31, 2008, and June 2, 2007:

$ in millions, except per share amounts

Condensed Consolidating Balance Sheets

At May 31, 2008

(Unaudited)

	Best Buy Co., Inc.	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$163	$61	$1,251	$—	$1,475
Short-term investments	—	—	68	—	68
Receivables	3	344	186	—	533
Merchandise inventories	—	4,152	1,265	(412)	5,005
Other current assets	6	191	492	(37)	652
Intercompany receivable	—	—	6,087	(6,087)	—
Intercompany note receivable	500	—	3	(503)	—
Total current assets	672	4,748	9,352	(7,039)	7,733

Net Property and Equipment	224	2,128	1,104	—	3,456

Goodwill	—	6	1,079	—	1,085

Tradenames	—	—	98	—	98

Equity and Other Investments	267	1	261	—	529

Other Assets	106	10	214	—	330

Investments in Subsidiaries	7,959	277	1,390	(9,626)	—

Total Assets	$9,228	$7,170	$13,498	$(16,665)	$13,231

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$—	$—	$4,697	$—	$4,697
Unredeemed gift card liabilities	—	427	54	—	481
Accrued compensation and related expenses	—	191	93	—	284
Accrued liabilities	12	543	498	(37)	1,016
Accrued income taxes	40	—	—	—	40
Short-term debt	440	—	29	—	469
Current portion of long-term debt	2	22	16	—	40
Intercompany payable	3,135	2,952	—	(6,087)	—
Intercompany note payable	3	500	—	(503)	—
Total current liabilities	3,632	4,635	5,387	(6,627)	7,027

Long-Term Liabilities	118	975	339	(552)	880

Long-Term Debt	405	170	75	—	650

Minority Interests	—	—	40	—	40

Shareholders’ Equity	5,073	1,390	7,657	(9,486)	4,634

Total Liabilities and Shareholders’ Equity	$9,228	$7,170	$13,498	$(16,665)	$13,231

$ in millions, except per share amounts

Condensed Consolidating Balance Sheets

At March 1, 2008

(Unaudited)

	Best Buy Co., Inc.	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$171	$70	$1,197	$—	$1,438
Short-term investments	—	—	64	—	64
Receivables	3	340	206	—	549
Merchandise inventories	—	5,293	1,172	(1,757)	4,708
Other current assets	2	206	425	(50)	583
Intercompany receivable	—	—	7,097	(7,097)	—
Intercompany note receivable	500	—	3	(503)	—
Total current assets	676	5,909	10,164	(9,407)	7,342

Net Property and Equipment	225	2,030	1,051	—	3,306

Goodwill	—	6	1,082	—	1,088

Tradenames	—	—	97	—	97

Equity and Other Investments	278	2	325	—	605

Other Assets	104	11	205	—	320

Investments in Subsidiaries	9,108	280	1,358	(10,746)	—

Total Assets	$10,391	$8,238	$14,282	$(20,153)	$12,758

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$—	$—	$4,297	$—	$4,297
Unredeemed gift card liabilities	—	471	60	—	531
Accrued compensation and related expenses	—	200	173	—	373
Accrued liabilities	7	499	519	(50)	975
Accrued income taxes	404	—	—	—	404
Short-term debt	120	—	36	—	156
Current portion of long-term debt	2	16	15	—	33
Intercompany payable	3,016	4,081	—	(7,097)	—
Intercompany note payable	3	500	—	(503)	—
Total current liabilities	3,552	5,767	5,100	(7,650)	6,769

Long-Term Liabilities	110	970	189	(431)	838

Long-Term Debt	405	143	79	—	627

Minority Interests	—	—	40	—	40

Shareholders’ Equity	6,324	1,358	8,874	(12,072)	4,484

Total Liabilities and Shareholders’ Equity	$10,391	$8,238	$14,282	$(20,153)	$12,758

$ in millions, except per share amounts

Condensed Consolidating Balance Sheets

At June 2, 2007

(Unaudited)

	Best Buy Co., Inc.	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$255	$56	$1,055	$—	$1,366
Short-term investments	1,430	—	6	—	1,436
Receivables	13	316	147	—	476
Merchandise inventories	—	3,604	1,016	(322)	4,298
Other current assets	20	189	559	(38)	730
Intercompany receivable	—	—	4,965	(4,965)	—
Intercompany note receivable	500	—	—	(500)	—
Total current assets	2,218	4,165	7,748	(5,825)	8,306

Net Property and Equipment	237	1,940	852	(3)	3,026

Goodwill	—	6	1,043	—	1,049

Tradenames	—	—	93	—	93

Equity and Other Investments	336	4	8	—	348

Other Assets	87	261	97	(125)	320

Investments in Subsidiaries	6,493	265	1,301	(8,059)	—

Total Assets	$9,371	$6,641	$11,142	$(14,012)	$13,142

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$—	$—	$3,957	$—	$3,957
Unredeemed gift card liabilities	—	410	45	—	455
Accrued compensation and related expenses	—	169	74	—	243
Accrued liabilities	27	505	398	—	930
Accrued income taxes	34	—	—	—	34
Short-term debt	—	—	48	—	48
Current portion of long-term debt	2	13	4	—	19
Intercompany payable	2,170	2,795	—	(4,965)	—
Intercompany note payable	—	500	—	(500)	—
Total current liabilities	2,233	4,392	4,526	(5,465)	5,686

Long-Term Liabilities	209	814	360	(728)	655

Long-Term Debt	407	134	57	—	598

Minority Interests	—	—	33	—	33

Shareholders’ Equity	6,522	1,301	6,166	(7,819)	6,170

Total Liabilities and Shareholders’ Equity	$9,371	$6,641	$11,142	$(14,012)	$13,142

$ in millions, except per share amounts

Condensed Consolidating Statements of Earnings

Three Months Ended May 31, 2008

(Unaudited)

	Best Buy Co., Inc.	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$4	$6,933	$5,572	$(3,519)	$8,990

Cost of goods sold	—	5,663	6,120	(4,926)	6,857

Gross profit	4	1,270	(548)	1,407	2,133

Selling, general and administrative expenses	36	1,214	604	2	1,856

Operating (loss) income	(32)	56	(1,152)	1,405	277

Other income (expense)
Investment income and other	14	—	17	(10)	21
Interest expense	(5)	(11)	(7)	10	(13)

(Loss) earnings before equity in (loss) earnings of subsidiaries	(23)	45	(1,142)	1,405	285

Equity in (loss) earnings of subsidiaries	(1,118)	(8)	27	1,099	—

(Loss) earnings before income tax expense, minority interest and equity in loss of affiliates	(1,141)	37	(1,115)	2,504	285

Income tax expense	85	18	3	—	106

Minority interest in losses	—	—	1	—	1

Equity in loss of affiliates	—	—	(1)	—	(1)

Net (loss) earnings	$(1,226)	$19	$(1,118)	$2,504	$179

$ in millions, except per share amounts

Condensed Consolidating Statements of Earnings

Three Months Ended June 2, 2007

(Unaudited)

	Best Buy Co., Inc.	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$4	$6,270	$7,275	$(5,622)	$7,927

Cost of goods sold	—	5,113	6,637	(5,715)	6,035

Gross profit	4	1,157	638	93	1,892

Selling, general and administrative expenses	39	1,098	484	5	1,626

Operating (loss) income	(35)	59	154	88	266

Other income (expense)
Investment income and other	39	—	18	(13)	44
Interest expense	(2)	(11)	(7)	13	(7)

Earnings before equity in earnings (loss) of subsidiaries	2	48	165	88	303

Equity in earnings (loss) of subsidiaries	136	(6)	30	(160)	—

Earnings before income tax expense and minority interest	138	42	195	(72)	303

Income tax expense	34	18	61	—	113

Minority interest in losses	—	—	2	—	2

Net earnings	$104	$24	$136	$(72)	$192

$ in millions, except per share amounts

Condensed Consolidating Statements of Cash Flows

Three Months Ended May 31, 2008

(Unaudited)

	Best Buy Co., Inc.	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Total cash (used in) provided by operating activities	$(442)	$1,291	$(910)	$—	$(61)

Investing activities
Additions to property and equipment	—	(124)	(96)	—	(220)
Purchases of investments	—	—	(58)	—	(58)
Sales of investments	10	—	81	—	91
Change in restricted assets	—	—	(24)	—	(24)
Other, net	—	1	(1)	—	—
Total cash provided by (used in) investing activities	10	(123)	(98)	—	(211)

Financing activities
Borrowings of debt	620	6	1	—	627
Repayments of debt	(300)	(5)	(8)	—	(313)
Dividends paid	(54)	—	—	—	(54)
Issuance of common stock under employee stock purchase plan and for the exercise of stock options	35	—	—	—	35
Excess tax benefits from stock-based compensation	4	—	—	—	4
Other, net	—	—	12	—	12
Change in intercompany receivable/payable	119	(1,178)	1,059	—	—
Total cash provided by (used in) financing activities	424	(1,177)	1,064	—	311

Effect of exchange rate changes on cash	—	—	(2)	—	(2)

(Decrease) increase in cash and cash equivalents	(8)	(9)	54	—	37

Cash and cash equivalents at beginning of period	171	70	1,197	—	1,438
Cash and cash equivalents at end of period	$163	$61	$1,251	$—	$1,475

$ in millions, except per share amounts

Condensed Consolidating Statements of Cash Flows

Three Months Ended June 2, 2007

(Unaudited)

	Best Buy Co., Inc.	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Total cash (used in) provided by operating activities	$(249)	$(254)	$75	$—	$(428)

Investing activities
Additions to property and equipment	—	(134)	(45)	—	(179)
Purchases of investments	(2,237)	—	(46)	—	(2,283)
Sales of investments	3,397	—	52	—	3,449
Acquisition of business, net of cash acquired	—	—	(89)	—	(89)
Change in restricted assets	—	—	22	—	22
Total cash provided by (used in) investing activities	1,160	(134)	(106)	—	920

Financing activities
Borrowings of debt	—	3	39	—	42
Repayments of debt	—	—	(35)	—	(35)
Dividends paid	(48)	—	—	—	(48)
Issuance of common stock under employee stock purchase plan and for the exercise of stock options	42	—	—	—	42
Excess tax benefits from stock-based compensation	8	—	—	—	8
Repurchase of common stock	(412)	—	—	—	(412)
Other, net	—	—	3	—	3
Change in intercompany receivable/payable	(481)	364	117	—	—
Total cash (used in) provided by financing activities	(891)	367	124	—	(400)

Effect of exchange rate changes on cash	—	—	69	—	69

Increase (decrease) in cash and cash equivalents	20	(21)	162	—	161

Cash and cash equivalents at beginning of period	235	77	893	—	1,205
Cash and cash equivalents at end of period	$255	$56	$1,055	$—	$1,366

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

•                  Results of Operations

•                  Liquidity and Capital Resources

•                  Off-Balance-Sheet Arrangements and Contractual Obligations

•                  Significant Accounting Policies and Estimates

•                  New Accounting Standards

•                  Outlook

We consolidate the financial results of our China operations on a two-month lag.  Consistent with such consolidation, the financial and non-financial information presented in our MD&A relative to our China operations is also presented on a two-month lag. No significant intervening event occurred in our China operations that would have materially affected our financial condition, results of operations, liquidity or other factors had it been recorded during the three months ended May 31, 2008.

Our MD&A should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended March 1, 2008, as well as our reports on Forms 10-Q and 8-K and other publicly available information.

Overview

We are a specialty retailer of consumer electronics, home office products, entertainment software, appliances and related services. We operate two reportable segments: Domestic and International. The Domestic segment is comprised of all store, call center and online operations within the U.S. and its territories. The International segment is comprised of all store and online operations outside the U.S. and its territories. For additional information regarding our business segments, see Note 8, Segments, of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

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

Highlights

•                  Net earnings in the first quarter of fiscal 2009 were $179 million, or $0.43 per diluted share, compared with $192 million, or $0.39 per diluted share, in the same period one year ago.  Operating income in the first quarter of fiscal 2009 increased to $277 million, compared with $266 million in the same period one year ago.

•                  Revenue in the first quarter of fiscal 2009 increased 13% to $9.0 billion, compared with $7.9 billion in the same period one year ago, driven primarily by the net addition of 145 new stores in the past 12 months, a 3.7% comparable store sales gain and favorable fluctuations in foreign currency exchange rates.

•                  Our gross profit rate in the first quarter of fiscal 2009 decreased to 23.7% of revenue, compared with 23.9% of revenue in the same period one year ago. The decrease was due primarily to a shift in our revenue mix that was driven by increased sales of lower-margin products, including notebook computers and video gaming hardware.

•                  Our selling, general and administrative (“SG&A”) expense rate in the first quarter of fiscal 2009 was 20.6% of revenue, compared with 20.5% of revenue in the same period one year ago. The increase was due primarily to the roll-out of the Best Buy Mobile store-within-a-store experience and infrastructure investments in our international businesses.

•                  Our effective income tax rate was unchanged at 37.1% when compared with the same period one year ago.  The impact of our lower balances of tax-advantaged investments was offset by our lower state and foreign taxes.

•                  We operated 599 Best Buy Mobile locations within our U.S. Best Buy stores at May 31, 2008. We expect to convert all U.S. Best Buy stores to include the Best Buy Mobile store-within-a-store experience by the end of calendar 2008 and, in the future, roll-out similar experiences in our Best Buy stores in Canada, China, Mexico and Turkey.

•                  We continue to project earnings for fiscal 2009 in the range of $3.25 to $3.40 per diluted share, as previously indicated in the Outlook for Fiscal 2009 section of Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended March 1, 2008.  Our annual earnings guidance excludes the impact of the transaction with The Carphone Warehouse Group PLC (“CPW”) discussed below, net of the removal of our previously planned $800 million of share repurchases.

•                  On May 7, 2008, we entered into an agreement with CPW to create a new venture comprised of CPW’s retail and mobile services business and CPW’s share of its existing relationships with Best Buy.  The transaction closed June 30, 2008, and Best Buy paid $2.2 billion for a 50% interest in the new venture.  Through this venture, we plan to introduce large-format Best Buy branded stores and Web sites in the European market.

•                  On June 24, 2008, we sold $500 million principal amount of 6.75% notes due July 15, 2013.  The proceeds were used to finance a portion of our purchase of the 50% interest in the venture with CPW discussed above.

Results of Operations

Consolidated Performance Summary

The following table presents unaudited selected consolidated financial data ($ in millions, except per share amounts):

	Three Months Ended
	May 31, 2008	June 2, 2007
Revenue	$8,990	$7,927
Revenue % gain	13%	14%
Comparable store sales % gain[1]	3.7%	3.0%
Gross profit as % of revenue	23.7%	23.9%
SG&A as % of revenue	20.6%	20.5%
Operating income	$277	$266
Operating income as % of revenue	3.1%	3.4%
Net earnings	$179	$192
Diluted earnings per share	$0.43	$0.39

1            Comprised of revenue at stores, call centers and Web sites operating for at least 14 full months, as well as remodeled and expanded locations. Relocated stores are excluded from the comparable store sales calculation until at least 14 full months after reopening. Acquired stores are included in the comparable store sales calculation beginning with the first full quarter following the first anniversary of the date of the acquisition. The calculation of the comparable store sales percentage change excludes the effect of fluctuations in foreign currency exchange rates. The method of calculating comparable store sales varies across the retail industry. As a result, our method of calculating comparable store sales may not be the same as other retailers’ methods.

Net earnings were $179 million, or $0.43 per diluted share, in the first quarter of fiscal 2009, compared with $192 million, or $0.39 per diluted share, in the same period one year ago. The decrease in net earnings reflects a reduction in our gross profit rate, an increase in our SG&A expense rate and a decrease in investment income, partially offset by an increase in revenue.  The increase in our earnings per diluted share was primarily the result of a lower share count driven by the share repurchase activities in fiscal 2008.

Revenue in the first quarter of fiscal 2009 increased 13% to $9.0 billion, compared with $7.9 billion in the same period one year ago. The net addition of 145 new stores in the past 12 months accounted for nearly six-tenths of the revenue increase in the first quarter of fiscal 2009; the 3.7% comparable store sales gain accounted for approximately three-tenths of the revenue increase; the favorable effect of fluctuations in foreign currency exchange rates accounted for just over one-tenth of the revenue increase; and the remainder of the increase was due to the acquisition of Speakeasy.

The following table presents consolidated revenue mix percentages and comparable store sales percentage changes by revenue category in the first quarter of fiscal 2009:

	Revenue Mix Summary		Comparable Store Sales Summary[1]
	May 31, 2008	June 2, 2007	May 31, 2008	June 2, 2007
Consumer electronics	38%	40%	(0.7)%	0.8%
Home office	31%	29%	8.2%	7.0%
Entertainment software	17%	17%	9.8%	0.9%
Appliances	7%	7%	(3.6)%	2.4%
Services	6%	6%	4.8%	8.4%
Other	1%	1%	n/a	n/a
Total	100%	100%	3.7%	3.0%

1   Comprised of revenue at stores, call centers and Web sites operating for at least 14 full months, as well as remodeled and expanded locations. Relocated stores are excluded from the comparable store sales calculation until at least 14 full months after reopening. Acquired stores are included in the comparable store sales calculation beginning with the first full quarter following the first anniversary of the date of the acquisition. The calculation of the comparable store sales percentage change excludes the effect of fluctuations in foreign currency exchange rates. The method of calculating comparable store sales varies across the retail industry. As a result, our method of calculating comparable store sales may not be the same as other retailers’ methods.

Our comparable store sales in the first quarter of fiscal 2009 increased 3.7%, reflecting a higher average transaction amount, which was driven by continued growth in the sales of higher-priced products. Also contributing to the fiscal first-quarter comparable store sales gain was an increase in online purchases of 30%, as we continued to add features and capabilities to our Web sites. In the first quarter of fiscal 2009, our largest comparable store sales gains were in flat-panel televisions, video gaming hardware and software, notebook computers, mobile phones and GPS navigation products. Growth in the sales of these product categories was partially offset by comparable store sales declines in tube and projection televisions, digital cameras, CDs and DVDs.

Our gross profit rate in the first quarter of fiscal 2009 decreased by 0.2% of revenue to 23.7% of revenue. The gross profit rate decrease was due to a decrease in our Domestic segment’s gross profit rate, partially offset by an increase in the gross profit rate in our International segment.  For further discussion of each segment’s gross profit rate changes, see the Segment Performance Summary for Domestic and International below.

Our SG&A expense rate in the first quarter of fiscal 2009 increased by 0.1% of revenue to 20.6% of revenue.  The SG&A expense rate increase was due to increases in our Domestic and International segments’ SG&A expense rates.  For further discussion of each segment’s SG&A expense rate changes, see the Segment Performance Summary for Domestic and International below.

Other Income (Expense)

Our investment income and other in the first quarter of fiscal 2009 decreased to $21 million, compared with $44 million in the same period one year ago.  The change was primarily due to the impact of lower average cash and investment balances, resulting from our fiscal 2008 accelerated share repurchase (“ASR”) program.

Additionally, interest expense in the fiscal first quarter increased to $13 million, compared with $7 million in the prior year’s period.  The change was primarily due to the increased borrowings to fund our fiscal 2008 ASR program.

Income Tax Expense

Our effective income tax rate in the first quarter of fiscal 2009 was unchanged at 37.1%, compared with the same period one year ago. The impact of our lower balances of tax-advantaged investments was offset by our lower state and foreign taxes.

Segment Performance Summary

Domestic

The following table presents unaudited selected financial data for the Domestic segment ($ in millions):

	Three Months Ended
	May 31, 2008	June 2, 2007
Revenue	$7,453	$6,704
Revenue % gain	11%	9%
Comparable stores sales % gain[1]	3.5%	1.7%
Gross profit as % of revenue	24.4%	24.6%
SG&A as % of revenue	20.7%	20.6%
Operating income	$277	$270
Operating income as % of revenue	3.7%	4.0%

1                   Comprised of revenue at stores, call centers and Web sites operating for at least 14 full months, as well as remodeled and expanded locations. Relocated stores are excluded from the comparable store sales calculation until at least 14 full months after reopening. Acquired stores are included in the comparable store sales calculation beginning with the first full quarter following the first anniversary of the date of the acquisition. The method of calculating comparable store sales varies across the retail industry. As a result, our method of calculating comparable store sales may not be the same as other retailers’ methods.

The following table reconciles Domestic stores open at the beginning and end of the first quarter of fiscal 2009:

	Total Stores at Beginning of First Quarter Fiscal 2009	Stores Opened	Stores Closed	Total Stores at End of First Quarter Fiscal 2009
U.S. Best Buy	923	26	—	949
Magnolia Audio Video	13	—	—	13
Pacific Sales	19	1	—	20
Best Buy Mobile	9	5	—	14
U.S. Geek Squad	7	—	—	7
Total	971	32	—	1,003

Note: No store in the Domestic segment was relocated during the first quarter of fiscal 2009.

The following table reconciles Domestic stores open at the beginning and end of the first quarter of fiscal 2008:

	Total Stores at Beginning of First Quarter Fiscal 2008	Stores Opened	Stores Closed	Total Stores at End of First Quarter Fiscal 2008
U.S. Best Buy	822	30	—	852
Magnolia Audio Video	20	—	(1)	19
Pacific Sales	14	—	—	14
Best Buy Mobile	5	—	—	5
U.S. Geek Squad	12	—	(5)	7
Total	873	30	(6)	897

Note: Three U.S. Best Buy stores were relocated during the first quarter of fiscal 2008. No other store in the Domestic segment was relocated during the first quarter of fiscal 2008.

Our Domestic segment’s operating income in the first quarter of fiscal 2009 was $277 million, or 3.7% of revenue, compared with $270 million, or 4.0% of revenue, in the same period one year ago. The decrease in our Domestic segment’s operating income rate reflected a decrease in our gross profit rate and an increase in our SG&A expense rate, partially offset by an increase in revenue.

Our Domestic segment’s revenue in the first quarter of fiscal 2009 increased 11% to $7.5 billion, compared with $6.7 billion in the same period one year ago. The net addition of 106 new stores in the past 12 months accounted for just over two-thirds of the revenue increase; the 3.5% comparable store sales gain accounted for just over three-tenths of the revenue increase; and the remainder of the increase was due to the acquisition of Speakeasy.

The following table presents revenue mix percentages and comparable store sales percentage changes for the Domestic segment by revenue category in the first quarter of fiscal 2009:

	Revenue Mix Summary		Comparable Store Sales Summary[1]
	Three Months Ended		Three Months Ended
	May 31, 2008	June 2, 2007	May 31, 2008	June 2, 2007
Consumer electronics	39%	40%	(0.6)%	(0.4)%
Home office	31%	29%	9.3%	5.9%
Entertainment software	18%	18%	8.2%	(0.8)%
Appliances	6%	6%	(10.6)%	2.0%
Services	6%	6%	5.0%	7.3%
Other	<1%	1%	n/a	n/a
Total	100%	100%	3.5%	1.7%

1   Comprised of revenue at stores, call centers and Web sites operating for at least 14 full months, as well as remodeled and expanded locations. Relocated stores are excluded from the comparable store sales calculation until at least 14 full months after reopening. Acquired stores are included in the comparable store sales calculation beginning with the first full quarter following the first anniversary of the date of the acquisition. The method of calculating comparable store sales varies across the retail industry. As a result, our method of calculating comparable store sales may not be the same as other retailers’ methods.

Our Domestic segment’s comparable store sales gain in the first quarter of fiscal 2009 reflected an increase in the average transaction amount driven by the continued growth in the sales of higher-priced products, including flat-panel televisions and notebook computers. The products having the largest effect on our Domestic segment’s comparable store sales gain in the fiscal first quarter were flat-panel televisions, video gaming hardware and software, notebook computers, mobile phones and GPS navigation products. Strong sales in these product categories were offset by comparable store sales declines in product categories such as tube and projection televisions, digital cameras, CDs and major appliances.

In the first quarter of fiscal 2009, our Domestic segment’s consumer electronics revenue category posted a 0.6% comparable store sales decline. The consumer electronics comparable store sales decline was driven primarily by decreases in the sales of tube and projection televisions, digital cameras and MP3 players, partially offset by increases in flat panel televisions and GPS navigation products. Our home office revenue category posted a 9.3% comparable store sales gain driven primarily by a continued gain in notebook computers and gains in mobile phones due to the roll-out of our Best Buy Mobile store-within-a-store locations.  The entertainment software revenue category recorded an 8.2% comparable store sales increase due primarily to a gain in the sales of video gaming hardware and software.  The gain was partially offset by expected comparable store sales decreases in CDs and DVDs. Our appliances revenue category recorded a 10.6% decline in comparable store sales driven primarily by a decrease in the sales of major appliances.  Our services revenue category recorded a 5.0% comparable store sales gain due primarily to increases in the sales of computer and home theater services and extended service contracts.

Our Domestic segment’s gross profit rate in the first quarter of fiscal 2009 decreased by 0.2% of revenue to 24.4% of revenue. The decrease was due primarily to an increase in our revenue mix of lower-margin products such as notebook computers and video gaming hardware, partially offset by an increase in our revenue mix of higher-margin products within our mobile phones product category.  In addition, we experienced an improved gross profit rate in home theater due primarily to lower financing costs.

Our Domestic segment’s SG&A expense rate in the first quarter of fiscal 2009 increased by 0.1% of revenue to 20.7% of revenue. The increase was due primarily to increased investment spending, including the roll-out of the Best Buy Mobile store-within-a-store experience and information technology projects to enhance our point-of-sale systems and multi-channel capabilities. These increases were partially offset by leveraging corporate and retail labor expense on strong revenue growth.

International

The following table presents unaudited selected financial data for the International segment ($ in millions):

	Three Months Ended
	May 31, 2008	June 2, 2007
Revenue	$1,537	$1,223
Revenue % gain	26%	53%
Comparable stores sales % change[1]	4.7%	12.8%
Gross profit as % of revenue	20.3%	19.9%
SG&A as % of revenue	20.3%	20.2%
Operating (loss) income	$—	$(4)
Operating (loss) income as % of revenue	0.0%	(0.3)%

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

The following table reconciles International stores open at the beginning and end of the first quarter of fiscal 2009:

	Total Stores at Beginning of First Quarter Fiscal 2009	Stores Opened	Stores Closed	Total Stores at End of First Quarter Fiscal 2009
Future Shop	131	2	—	133
Canada Best Buy	51	—	—	51
Five Star	160	2	(1)	161
China Best Buy	1	—	—	1
Total	343	4	(1)	346

Note: Two Future Shop stores were relocated during the first quarter of fiscal 2009.  No other store in the International segment was relocated during the first quarter of fiscal 2009.

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

Our International segment broke even in the first quarter of fiscal 2009, compared with an operating loss of $4 million for the same period one year ago. The International segment’s increase in operating income resulted primarily from increases in revenue and the gross profit rate in both Canada and China and a decrease in Canada’s SG&A expense rate.  These gains were partially offset by SG&A expense rate increases in China as well as SG&A costs associated with the development of our International segment’s support capabilities and new store start-up expenses for Mexico and Turkey.

Our International segment’s revenue in the first quarter of fiscal 2009 increased 26% to $1.5 billion, compared with $1.2 billion for the same period one year ago.  Favorable fluctuations in foreign currency exchange rates accounted for slightly more than one-half of the revenue increase; the net addition of 39 new stores accounted for nearly three-tenths of the revenue increase; and the 4.7% comparable store sales gain accounted for the remainder of the revenue increase.

The following table presents revenue mix percentages and comparable store sales percentage changes for the International segment by revenue category in the first quarter of fiscal 2009:

	Revenue Mix Summary		Comparable Store Sales Summary[1]
	Three Months Ended		Three Months Ended
	May 31, 2008	June 2, 2007	May 31, 2008	June 2, 2007
Consumer electronics	38%	39%	(1.3)%	9.8%
Home office	30%	31%	2.9%	13.8%
Entertainment software	12%	11%	23.1%	18.1%
Appliances	15%	14%	13.0%	7.5%
Services	5%	5%	3.6%	17.3%
Other	<1%	<1%	n/a	n/a
Total	100%	100%	4.7%	12.8%

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

Our International segment’s comparable store sales gain in the first quarter of fiscal 2009 reflected growth in the sales of video gaming hardware and software, appliances in China, flat-panel televisions, GPS navigation products and notebook computers.  Growth in the sales of these products was partially offset by comparable store sales declines in projection and tube televisions, digital cameras and CDs.

In the first quarter of fiscal 2009, our International segment’s consumer electronics revenue category posted a 1.3% comparable store sales decrease resulting primarily from declines in the sales of tube and projection televisions and digital cameras, partially offset by gains in flat-panel televisions and GPS navigation products.  The home office revenue category posted a 2.9% comparable store sales gain due primarily to gains in notebook computers.  The entertainment software revenue category recorded a 23.1% comparable store sales gain due to an increase in the sales of video gaming hardware and software, partially offset by an expected decline in the sales of CDs.  Our appliances revenue category recorded a 13.0% comparable store sales gain resulting primarily from increases in the sales of appliances in our China operations, where appliances represent a larger percentage of the sales than our other businesses.  Our services revenue category posted a 3.6% comparable store sales gain due primarily to an increase in revenue from our product repair business.

Our International segment’s gross profit rate in the first quarter of fiscal 2009 increased by 0.4% of revenue to 20.3% of revenue. The gross profit rate increase was primarily driven by improved markdown management and lower financing costs in Canada, partially offset by an increase in our revenue mix in Canada to lower-margin video gaming hardware and notebook computers.

Our International segment’s SG&A expense rate in the first quarter of fiscal 2009 increased by 0.1% of revenue to 20.3% of revenue. This increase was primarily driven by investment spending in information technology infrastructure, consumer research and start-up expenses to support our international growth in China, Mexico and Turkey. This was partially offset by improvement in Canada’s SG&A expense rate, primarily due to continued expense control, including advertising effectiveness.

Liquidity and Capital Resources

Summary

The following table summarizes our cash and cash equivalents and short-term investments balances at May 31, 2008; March 1, 2008; and June 2, 2007 ($ in millions):

	May 31, 2008	March 1, 2008	June 2, 2007
Cash and cash equivalents	$1,475	$1,438	$1,366
Short-term investments	68	64	1,436
Total cash and cash equivalents and short-term investments	$1,543	$1,502	$2,802

We ended the first quarter of fiscal 2009 with $1.5 billion of cash and cash equivalents and short-term investments, compared with $1.5 billion at the end of fiscal 2008 and $2.8 billion at the end of the first quarter of fiscal 2008. The decrease in the balance of our cash and cash equivalents and short-term investments compared with the end of the first quarter of fiscal 2008 was due primarily to the liquidation of a substantial portion of our investment portfolio to repay debt and to fund our fiscal 2008 ASR program.  In addition, at May 31, 2008 and March 1, 2008, we classified $380 million and $417 million, respectively, of our investments in auction-rate securities as non-current assets within equity and other investments in our consolidated balance sheets given the uncertainty of when these investments could be successfully liquidated at par as a result of market failures for auction-rate securities.

Our current ratio, calculated as current assets divided by current liabilities, was 1.1 at the end of the first quarter of fiscal 2009, compared with 1.1 at the end of fiscal 2008 and 1.5 at the end of the first quarter of fiscal 2008.  The decrease in our current ratio compared with the end of the first quarter of fiscal 2008 was due primarily to a decrease in our short-term investments and increases in accounts payable, accrued liabilities and short-term debt, which more than offset an increase in merchandise inventories. The decrease in our short-term investments was due primarily to the liquidation of a substantial portion of our investment portfolio to repay debt and to fund our fiscal 2008 ASR program.  The increase in accounts payable and merchandise inventories was primarily driven by purposeful investments in high-demand products, such as video gaming hardware and software and flat-panel televisions, and an expanded assortment in computing as we have added Dell and Apple products.

Our debt-to-capitalization ratio, which represents the ratio of total debt, including the current portion of long-term debt, to total capitalization (total debt plus total shareholders’ equity), increased to 20% at the end of the first quarter of fiscal 2009, compared with 15% at the end of fiscal 2008 and 10% at the end of the first quarter of fiscal 2008. We view our debt-to-capitalization ratio as an important indicator of our creditworthiness. The increase was driven primarily by increased borrowings and decreased shareholders’ equity in connection with our fiscal 2008 ASR program.

Our adjusted debt-to-capitalization ratio, which includes capitalized operating lease obligations in its calculation, was 60% at the end of the first quarter of fiscal 2009, compared with 60% at the end of fiscal 2008 and 50% at the end of the first quarter of fiscal 2008. The increase was driven primarily by increased borrowings and decreased shareholders’ equity in connection with our fiscal 2008 ASR program.

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

The most directly comparable GAAP financial measure to our adjusted debt-to-capitalization ratio is our debt-to-capitalization ratio. Our debt-to-capitalization ratio excludes capitalized operating lease obligations in both the numerator and the denominator.  The following table presents a reconciliation of the numerators and denominators used in the calculation of our adjusted debt-to-capitalization ratios for the dates indicated ($ in millions):

	May 31, 2008	March 1, 2008	June 2, 2007
Debt (including current portion)	$1,159	$816	$665
Capitalized operating lease obligations (8 times rental expense) [1]	5,868	5,902	5,599
Total debt (including capitalized operating lease obligations)	$7,027	$6,718	$6,264

Debt (including current portion)	$1,159	$816	$665
Capitalized operating lease obligations (8 times rental expense) [1]	5,868	5,902	5,599
Total shareholders’ equity	4,634	4,484	6,170
Adjusted capitalization	$11,661	$11,202	$12,434

Debt-to-capitalization ratio	20%	15%	10%
Adjusted debt-to-capitalization ratio (including capitalized operating lease obligations)	60%	60%	50%

1                   The multiple of eight times rental expense used to calculate our capitalized operating lease obligations total is the multiple used for the retail sector by one of the nationally recognized credit rating agencies that rate our creditworthiness.

Our liquidity is affected by restricted cash balances that are pledged as collateral or restricted to use for vendor payables, general liability insurance, workers’ compensation insurance and warranty programs. Restricted cash and cash equivalents, which is included in other current assets, totaled $338 million, $309 million and $356 million at May 31, 2008; March 1, 2008; and June 2, 2007, respectively.

Cash Flows

The following table summarizes our cash flows for the first three months of the current and prior fiscal years ($ in millions):

	Three Months Ended
	May 31, 2008	June 2, 2007
Total cash (used in) provided by:
Operating activities	$(61)	$(428)
Investing activities	(211)	920
Financing activities	311	(400)
Effect of exchange rate changes on cash	(2)	69
Increase in cash and cash equivalents	$37	$161

Note: See consolidated statements of cash flows included in Item 1, Consolidated Financial Statements, of this Quarterly Report on Form 10-Q for additional information.

Cash used in operating activities in the first three months of fiscal 2009 totaled $61 million, compared with $428 million in the first three months of fiscal 2008. The decrease in cash used was due primarily to decreases in cash used for accounts payable and other liabilities, partially offset by an increase in cash used for merchandise inventories. The decrease in cash used for accounts payable was due primarily to the timing of scheduled vendor payments, and the decrease in cash used for other liabilities was due primarily to the timing of payments for payroll and related benefits costs as well as sales taxes in the first three months of fiscal 2009 compared to the same period one year ago.  The increase in cash used for merchandise inventories was due primarily to investments in high-demand products, including video gaming hardware and software, flat-panel televisions, notebook computers and mobile phones.

Cash used in investing activities in the first three months of fiscal 2009 was $211 million, compared with cash provided by investing activities of $920 million in the first three months of fiscal 2008. The change was due primarily to a decrease in the net sales of investments of approximately $1.1 billion and a decrease in cash used in acquisition activities.  We acquired Speakeasy in the first quarter of fiscal 2008 for $89 million and had no acquisitions in the first quarter of fiscal 2009.

Cash provided by financing activities was $311 million in the first three months of fiscal 2009, compared with cash used in financing activities of $400 million for the first three months of fiscal 2008. The increase in cash provided by financing activities was primarily the result of a decrease in repurchases of common stock and an increase in net borrowings. During the first three months of fiscal 2009, we made no repurchases of our common stock, compared with $412 million in purchases of our common stock during the first three months of fiscal 2008.  Additionally, borrowings, net of repayments, were $314 million in the first three months of fiscal 2009, compared with $7 million in the first three months of fiscal 2008.

Share Repurchases and Dividends

For the three months ended May 31, 2008, we made no share repurchases under our June 2007 share repurchase program. For the three months ended June 2, 2007, we purchased and retired 8.7 million shares of our common stock at a cost of $412 million under our June 2006 share repurchase program.

During the first quarter of fiscal 2009, we paid our regular quarterly cash dividend of $0.13 per common share, or $54 million in the aggregate.  During the same period one year ago we paid a regular quarterly cash dividend of $0.10 per common share, or $48 million in the aggregate.  As announced on June 25, 2008, our Board increased our regular quarterly cash dividend by 8%, to $0.14 per common share.  The change is effective with the quarterly dividend payable, if authorized, on October 28, 2008, to shareholders of record as of October 7, 2008.

Sources of Liquidity

Funds generated by operating activities, available cash and cash equivalents, and our credit facilities continue to be our most significant sources of liquidity. We believe funds generated from the expected results of operations and available cash and cash equivalents will be sufficient to finance anticipated expansion plans and strategic initiatives for the remainder of fiscal 2009.   However, our credit facilities are available for additional working capital needs and investment opportunities as necessary, such as our $2.2 billion venture with CPW that was consummated on June 30, 2008, and was financed through a combination of cash on hand, existing amounts available under our $2.5 billion unsecured revolving credit facility and proceeds from a $500 million private debt offering, which is described further below. There can be no assurance, however, that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under our credit facilities.

We have a $2.5 billion five-year unsecured revolving credit facility, as amended, (the “Credit Agreement”) with a syndicate of banks. The Credit Agreement permits borrowings up to $2.5 billion, and may be increased up to $3.0 billion at our option provided the administrative agent under the Credit Agreement grants its consent and each of the banks provide an incremental credit commitment. The Credit Agreement has a $300 million letter of credit sub-limit and a $200 million foreign currency sub-limit. The Credit Agreement terminates in September 2012. For additional information regarding the Credit Agreement, see Note 4, Debt, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended March 1, 2008.

We have inventory financing programs totaling $130 million through which certain vendors receive payments from a designated finance company for amounts we owe to them. We have $109 million in both secured and unsecured revolving demand facilities related to our International segment operations, of which $109 million is available from February through July, and $114 million is available from August through January of each year.

At May 31, 2008, we had $380 million of auction-rate securities, which are recorded at par on our consolidated balance sheet, as we believe par approximates fair value.  The majority of our auction-rate securities are AAA/Aaa-rated and collateralized by student loans, which are guaranteed 95% to 100% by the U.S. government. See Note 3, Investments, of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for more information. Due to the auction failures that began in mid-February 2008, we have been unable to liquidate many of our auction-rate securities.  The investment principal associated with failed auctions will not be accessible until successful auctions occur, a buyer is found outside of the auction process, the issuers establish a different form of financing to replace these securities, or final payments come due according to the contractual maturities of the debt issues, which range from 8 to 40 years. We intend to hold our auction-rate securities until we can recover the full principal amount through one of the means described above, and have the ability to do so based on our other sources of liquidity.

Our credit ratings and outlooks at July 7, 2008, are summarized below and are consistent with the ratings and outlooks reported in our Annual Report on Form 10-K for the fiscal year ended March 1, 2008, except for the outlook assigned by Standard & Poor’s, who announced on June 10, 2008, that it had reaffirmed its BBB rating on our company, but that it had assigned a negative outlook to us due to our increased leverage and the operational risks associated with our new venture with CPW.

Rating Agency	Rating	Outlook
Fitch	BBB+	Stable
Moody’s	Baa2	Stable
Standard & Poor’s	BBB	Negative

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

Debt and Capital

The amount of debt outstanding at May 31, 2008, was unchanged from the end of fiscal 2008, except for the increase in the amount outstanding under our Credit Agreement, which increased from $120 million at March 1, 2008, to $440 million at May 31, 2008. See our Annual Report on Form 10-K for the fiscal year ended March 1, 2008, for additional information regarding our debt and capital.

On June 24, 2008, we sold $500 million principal amount of notes due July 15, 2013 (the “Notes”). The Notes bear interest at a fixed rate of 6.75% per year, payable semi-annually on January 15 and July 15 of each year, beginning on January 15, 2009.  See Note 10, Subsequent Events, of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for more information.

Off-Balance-Sheet Arrangements and Contractual Obligations

Our liquidity is not dependent on the use of off-balance sheet financing arrangements other than in connection with our operating leases.

Other than the issuance of the Notes, there has been no material change in our contractual obligations other than in the ordinary course of business since the end of fiscal 2008. See our Annual Report on Form 10-K for the fiscal year ended March 1, 2008, for additional information regarding our off-balance-sheet arrangements and contractual obligations.

Significant Accounting Policies and Estimates

We describe our significant accounting policies in Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended March 1, 2008. We discuss our critical accounting estimates in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended March 1, 2008. There has been no significant change in our significant accounting policies or critical accounting estimates since the end of fiscal 2008.

New Accounting Standards

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants. Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We will adopt FSP APB 14-1 beginning in the first quarter of fiscal 2010, and this standard must be applied on a retrospective basis. We are evaluating the impact the adoption of FSP APB 14-1 will have on our consolidated financial position and results of operations.

In May 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 162, The Hierarchy of Generally Accepted Accounting Principles. This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS No. 162 is effective 60 days following approval by the U.S. Securities and Exchange Commision (“SEC”) of the Public Company Accounting Oversight Board’s amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We do not expect SFAS No. 162 to have a material impact on the preparation of our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand the effect these instruments and activities have on an entity’s financial position, financial performance and cash flows. Entities are required to provide enhanced disclosures about: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We will adopt SFAS No. 161 beginning in the fourth quarter of fiscal 2009. We are evaluating the impact the adoption of SFAS No. 161 will have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(revised 2007), Business Combinations (“141R”). SFAS No. 141R significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, preacquisition contingencies, transaction costs, in-process research and development and restructuring costs. In addition, under SFAS No. 141R, changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008. We will adopt SFAS No. 141R beginning in the first quarter of fiscal 2010, which will change our accounting treatment for business combinations on a prospective basis.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. SFAS No. 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method significantly changes the accounting for transactions with minority interest holders. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. We will adopt SFAS No. 160 beginning in the first quarter of fiscal 2010. We are evaluating the impact the adoption of SFAS No. 160 will have on our consolidated financial position and results of operations.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurements, and requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. This statement applies under other accounting pronouncements that require or permit fair value measurements. In February 2008, the FASB issued FSPs No. 157-1 and No. 157-2, which, respectively, removed leasing transactions from the scope of SFAS No. 157 and deferred for one year the effective date for SFAS No. 157 as it applies to certain nonfinancial assets and liabilities. On March 2, 2008, we adopted, on a prospective basis, the SFAS No. 157 definition of fair value and and became subject to the new disclosure requirements (excluding FSP 157-2) with respect to our fair value measurements of (a) nonfinancial assets and liabilities that are recognized or disclosed at fair value in our financial statements on a recurring basis (at least annually) and (b) all financial assets and liabilities.  Our adoption did not impact our consolidated financial position or results of operations.  The additional disclosures required by SFAS No. 157 are included in Note 4, Fair Value Measurements.

The deferral provided by FSP No. 157-2 applies to such items as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) and nonfinancial long-lived asset groups measured at fair value for an impairment assessment.  We are evaluating the impact FSP No. 157-2 will have on our nonfinancial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis.

Outlook

In our June 17, 2008, announcement of our results of operations for the first quarter of fiscal 2009, we reiterated the earnings guidance for fiscal 2009 that we provided in our Annual Report on Form 10-K for the fiscal year ended March 1, 2008, of $3.25 to $3.40 per diluted share.   Our guidance still anticipates revenue of approximately $43 billion to $44 billion for the fiscal year, driven by the addition of new stores and an expected comparable store sales gain for the fiscal year of 1% to 3%.  Our guidance also reflects an unchanged gross profit rate and an increase in our SG&A expense rate as compared to the prior fiscal year.  The guidance excludes the impact of our new venture with CPW.  We plan to provide an update, if any, of significant elements of our guidance impacted by this new venture in our fiscal second-quarter earnings release.  In the June 17, 2008 announcement, we updated the accretion we expect to result from our new venture with CPW, net of the removal of our previously planned $800 million of share repurchases, to be modestly below the previously reported range of 5 cents to 7 cents per diluted share.  We revised our expectation based on our decision to report the results of operations of this venture on a two-month lag, consistent with how we report our China operations.

In addition, we updated our fiscal 2009 projections for new store openings in China, to eight to 16 Five Star stores and one to three Best Buy stores, pending governmental approval, down from 20 to 25 Five Star stores and five to eight Best Buy stores.    Consequently, the total number of stores we expect to open in fiscal 2009 is approximately 125, down from approximately 140.  We also plan to close five Five Star stores in fiscal 2009.  These changes have no material impact on our annual earnings guidance.

For additional information on our outlook for fiscal 2009, see the Outlook for Fiscal 2009 section provided in Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended March 1, 2008.

Safe Harbor Statement Under the Private Securities Litigation Reform Act

Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), provide a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their companies. With the exception of historical information, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements and may be identified by the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” “plan,” “project,” “outlook,” and other words and terms of similar meaning. Such statements reflect our current view with respect to future events and are subject to certain risks, uncertainties and assumptions. A variety of factors could cause our future results to differ materially from the anticipated results expressed in such forward-looking statements. Readers should review Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended March 1, 2008,  and our Current Report on Form 8-K filed on July 3, 2008, for a description of important factors that could cause future results to differ materially from those contemplated by the forward-looking statements made in this Quarterly Report on Form 10-Q. In addition, general economic conditions, acquisitions and development of new businesses, divestitures, product availability, sales volumes, pricing actions and promotional activities of our competitors, profit margins, weather, changes in law or regulations, foreign currency fluctuation, availability of suitable real estate locations, our ability to react to a disaster recovery situation, and the impact of labor markets and new product introductions on our overall profitability, among other things, could cause our future results to differ materially from those projected in any such forward-looking statement.

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

Since calendar 2007, the U.S. dollar has been generally weaker relative to the currencies of the foreign countries in which we operate.  The overall weakness of the U.S. dollar had a positive impact on our International segment’s revenue and net earnings because the foreign denominations translated into more U.S. dollars.

It is not possible to determine the exact impact of foreign currency exchange rate changes; however, the effect on reported revenue and net earnings can be estimated.  We estimate that the overall weakness of the U.S. dollar had a favorable impact on revenue of approximately $160 million in the first quarter of fiscal 2009.  In addition, we estimate that such weakness had a favorable impact of approximately $4 million on net earnings in the first quarter of fiscal 2009.

Interest Rate Risk

Short-term and long-term debt

At May 31, 2008, our short-term and long-term debt was comprised primarily of credit facilities and convertible debentures. We do not manage the interest rate risk on our debt through the use of derivative instruments.

Our credit facilities are not subject to material interest rate risk. The credit facilities’ interest rates may be reset due to fluctuations in a market-based index, such as the federal funds rate, LIBOR, or the base rate or prime rate of our lenders. A hypothetical 100-basis-point change in the interest rates of our credit facilities would change our annual pre-tax earnings by $5 million.

Our convertible debentures are not subject to material interest rate risk. The interest rate on our debentures may be reset but not more than 100 basis points higher than the current rates. If the interest rate on the debentures at May 31, 2008, were to be reset 100 basis points higher, our annual pre-tax earnings would decrease by $4 million.

Short-term and long-term investments

At May 31, 2008, our short-term and long-term investments were comprised primarily of debt securities, specifically commercial paper and auction-rate securities.  Our investments in debt securities are not subject to material interest rate risk. A hypothetical 100-basis-point change in the interest rate would change our annual pre-tax earnings by $4 million. We do not currently manage interest rate risk on our investments through the use of derivative instruments.

Other Market Risks

Investments in auction-rate securities

At May 31, 2008, we held $380 million (par value) in investments in auction-rate securities and concluded that no temporary impairment exists on these securities.  Given current conditions in the auction-rate securities market as described in Note 3, Investments, of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, we may incur temporary unrealized losses or other-than-temporary realized losses in the future if market conditions persist and we are unable to recover the cost of our investments in auction-rate securities.  A hypothetical 100-basis-point loss from the par value of these investments would result in a $4 million impairment.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), at May 31, 2008. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at May 31, 2008, our disclosure controls and procedures were effective.

There was no change in internal control over financial reporting during the fiscal quarter ended May 31, 2008, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)  Stock Repurchases

The following table presents the total number of shares of our common stock that we purchased during the first quarter of fiscal 2009, the average price paid per share, the number of shares that were purchased as part of a publicly announced repurchase program, and the approximate dollar value of shares that still could have been purchased at the end of the applicable fiscal period, pursuant to our June 2007 $5.5 billion share repurchase program:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs[1]
March 2, 2008, through April 5, 2008	—	$—	—	$2,500,000,000
April 6, 2008, through May 3, 2008	—	—	—	2,500,000,000
May 4, 2008, through May 31, 2008	—	—	—	2,500,000,000
Total Fiscal 2009 First Quarter	—	—	—	2,500,000,000

1                   “Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs” reflects our $5.5 billion share repurchase program announced on June 27, 2007, less $3.0 billion purchased in fiscal 2008.  There is no stated expiration date for the June 2007 share repurchase program.

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

BEST BUY CO., INC.
(Registrant)

Date: July 10, 2008	By:	/s/ BRADBURY H. ANDERSON
Bradbury H. Anderson
Vice Chairman and Chief Executive Officer (duly authorized officer)

Date: July 10, 2008	By:	/s/ JAMES L. MUEHLBAUER
James L. Muehlbauer
Executive Vice President — Finance and Chief Financial Officer (duly authorized and principal financial officer)

Date: July 10, 2008	By:	/s/ SUSAN S. GRAFTON
Susan S. Grafton
Vice President, Controller and Chief Accounting Officer (duly authorized and chief accounting officer)