Form 10-Q
period 2008-08-30
BEST BUY CO INC
filed 2008-10-09
CIK 764478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 30, 2008

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, $.10 Par Value — 412,332,000 shares outstanding as of August 30, 2008.

BEST BUY CO., INC.

FORM 10-Q FOR THE QUARTER ENDED AUGUST 30, 2008

PART I — FINANCIAL INFORMATION

ITEM 1.               CONSOLIDATED FINANCIAL STATEMENTS

BEST BUY CO., INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

($ in millions, except per share amounts)

(Unaudited)

	August 30, 2008	March 1, 2008	September 1, 2007
CURRENT ASSETS
Cash and cash equivalents	$544	$1,438	$1,390
Short-term investments	—	64	121
Receivables	1,785	549	554
Merchandise inventories	6,105	4,708	4,650
Other current assets	894	583	733
Total current assets	9,328	7,342	7,448

PROPERTY AND EQUIPMENT
Property and equipment	6,671	5,608	5,328
Less accumulated depreciation	2,552	2,302	2,210
Net property and equipment	4,119	3,306	3,118

GOODWILL	2,536	1,088	1,053

TRADENAMES	188	97	93

EQUITY AND OTHER INVESTMENTS	501	605	200

OTHER ASSETS	850	320	325

TOTAL ASSETS	$17,522	$12,758	$12,237

NOTE:  The consolidated balance sheet as of March 1, 2008, has been condensed from the audited consolidated financial statements.

See Notes to Condensed Consolidated Financial Statements.

BEST BUY CO., INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

($ in millions, except per share amounts)

(Unaudited)

	August 30, 2008	March 1, 2008	September 1, 2007
CURRENT LIABILITIES
Accounts payable	$5,924	$4,297	$4,312
Unredeemed gift card liabilities	457	531	422
Accrued compensation and related expenses	546	373	287
Accrued liabilities	1,455	975	970
Accrued income taxes	44	404	99
Short-term debt	1,515	156	1,357
Current portion of long-term debt	39	33	20
Total current liabilities	9,980	6,769	7,467

LONG-TERM LIABILITIES	929	838	751

LONG-TERM DEBT	1,136	627	600

MINORITY INTERESTS	725	40	38

SHAREHOLDERS’ EQUITY
Preferred stock, $1.00 par value: Authorized — 400,000 shares; Issued and outstanding — none	—	—	—
Common stock, $.10 par value: Authorized — 1.0 billion shares; Issued and outstanding — 412,332,000, 410,578,000 and 417,777,000 shares, respectively	41	41	42
Additional paid-in capital	112	8	—
Prepaid stock repurchase	—	—	(200)
Retained earnings	4,205	3,933	3,147
Accumulated other comprehensive income	394	502	392
Total shareholders’ equity	4,752	4,484	3,381

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$17,522	$12,758	$12,237

NOTE:  The consolidated balance sheet as of March 1, 2008, has been condensed from the audited consolidated financial statements.

See Notes to Condensed Consolidated Financial Statements.

BEST BUY CO., INC.

CONSOLIDATED STATEMENTS OF EARNINGS

($ in millions, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	August 30, 2008	September 1, 2007	August 30, 2008	September 1, 2007
Revenue	$9,801	$8,750	$18,791	$16,677
Cost of goods sold	7,420	6,611	14,277	12,646
Gross profit	2,381	2,139	4,514	4,031
Selling, general and administrative expenses	2,042	1,738	3,898	3,364
Operating income	339	401	616	667
Other income (expense)
Investment income and other	9	22	30	66
Interest expense	(21)	(23)	(34)	(30)

Earnings before income tax expense, minority interests and equity in loss of affiliates	327	400	612	703
Income tax expense	122	144	228	257
Minority interests	(3)	(5)	(2)	(3)
Equity in loss of affiliates	—	(1)	(1)	(1)

Net earnings	$202	$250	$381	$442

Earnings per share
Basic	$0.49	$0.56	$0.92	$0.96
Diluted	$0.48	$0.55	$0.91	$0.94

Dividends declared per common share	$0.13	$0.10	$0.26	$0.20

Weighted average common shares outstanding (in millions)
Basic	412.1	444.1	411.7	461.5
Diluted	423.3	456.2	423.0	473.8

See Notes to Condensed Consolidated Financial Statements.

BEST BUY CO., INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED AUGUST 30, 2008

($ and shares in millions)

(Unaudited)

	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balances at March 1, 2008	411	$41	$8	$3,933	$502	$4,484

Net earnings, six months ended August 30, 2008	—	—	—	381	—	381
Other comprehensive loss, net of tax
Foreign currency translation adjustments	—	—	—	—	(61)	(61)
Unrealized losses on available-for-sale investments	—	—	—	—	(47)	(47)
Total comprehensive income						273

Stock-based compensation	—	—	54	—	—	54
Issuance of common stock under employee stock purchase plan	—	—	25	—	—	25
Stock options exercised	1	—	21	—	—	21
Tax benefit from stock options exercised and employee stock purchase plan	—	—	4	—	—	4
Common stock dividends, $0.26 per share	—	—	—	(109)	—	(109)
Balances at August 30, 2008	412	$41	$112	$4,205	$394	$4,752

See Notes to Condensed Consolidated Financial Statements.

BEST BUY CO., INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)

(Unaudited)

	Six Months Ended
	August 30, 2008	September 1, 2007
OPERATING ACTIVITIES
Net earnings	$381	$442
Adjustments to reconcile net earnings to total cash provided by operating activities
Depreciation	312	279
Stock-based compensation	54	58
Deferred income taxes	(24)	(18)
Excess tax benefits from stock-based compensation	(4)	(12)
Other, net	1	3
Changes in operating assets and liabilities, net of acquired assets and liabilities
Receivables	(57)	4
Merchandise inventories	(899)	(555)
Other assets	14	(2)
Accounts payable	782	278
Other liabilities	(126)	(142)
Accrued income taxes	(384)	(204)
Total cash provided by operating activities	50	131

INVESTING ACTIVITIES
Additions to property and equipment, net of $122 and $35 non-cash capital expenditures in the six months ended August 30, 2008, and September 1, 2007	(502)	(376)
Purchases of investments	(70)	(3,812)
Sales of investments	183	6,429
Acquisition of businesses, net of cash acquired	(2,089)	(89)
Change in restricted assets	(10)	(9)
Other, net	(12)	—
Total cash (used in) provided by investing activities	(2,500)	2,143

FINANCING ACTIVITIES
Borrowings of debt	2,188	2,861
Repayments of debt	(614)	(1,538)
Dividends paid	(107)	(93)
Issuance of common stock under employee stock purchase plan and for the exercise of stock options	46	59
Excess tax benefits from stock-based compensation	4	12
Repurchase of common stock	—	(3,461)
Other, net	(12)	—
Total cash provided by (used in) financing activities	1,505	(2,160)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	51	71

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(894)	185

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,438	1,205

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$544	$1,390

See Notes to Condensed Consolidated Financial Statements.

BEST BUY CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

($ in millions, except per share amounts)

(Unaudited)

1.        Basis of Presentation

Unless the context otherwise requires, the use of the terms “Best Buy,” “we,” “us,” and “our” in these Notes to Condensed Consolidated Financial Statements refers to Best Buy Co., Inc. and its consolidated subsidiaries.

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

We consolidate the financial results of our China and Europe operations on a two-month lag.  In addition, we plan to reflect our Mexico and Turkey businesses on a two-month lag.  There was no significant intervening event that would have materially affected our consolidated financial statements had it been recorded during the three months ended August 30, 2008.

Reclassifications

To maintain consistency and comparability, we reclassified certain prior-year amounts to conform to the current-year presentation as described in Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended March 1, 2008. To conform our consolidated statement of cash flows to the current-year presentation, we reclassified:

•      to other, net, $1 for the six months ended September 1, 2007, which was previously reported in asset impairment charges within cash provided by operating activities; and

•      to purchases of investments, $73, and to sales of investments, $84, for the six months ended September 1, 2007, which were previously reported in change in restricted assets within cash provided by investing activities.

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

In May 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 162, The Hierarchy of Generally Accepted Accounting Principles. This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS No. 162 is effective 60 days following approval by the U.S. Securities and Exchange Commission (“SEC”) of the Public Company Accounting Oversight Board’s amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We do not expect SFAS No. 162 to have a material impact on the preparation of our consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurements, and requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. This statement applies under other accounting pronouncements that require or permit fair value measurements. In February 2008, the FASB issued FSPs No. 157-1 and No. 157-2, which, respectively, removed leasing transactions from the scope of SFAS No. 157 and deferred for one year the effective date for SFAS No. 157 as it applies to certain nonfinancial assets and liabilities. On March 2, 2008, we adopted, on a prospective basis, the SFAS No. 157 definition of fair value and became subject to the new disclosure requirements (excluding FSP 157-2) with respect to our fair value measurements of (a) nonfinancial assets and liabilities that are recognized or disclosed at fair value in our financial statements on a recurring basis (at least annually) and (b) all financial assets and liabilities.  Our adoption did not impact our consolidated financial position or results of operations.  The additional disclosures required by SFAS No. 157 are included in Note 4, Fair Value Measurements.

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

2.        Acquisition

On May 7, 2008, we entered into a Sale and Purchase Agreement (“SPA”) with The Carphone Warehouse Group PLC (“CPW”). All conditions to closing were satisfied, and the transaction was consummated on June 30, 2008.  The effective acquisition date for accounting purposes was the close of business June 28, 2008, the end of CPW’s fiscal first quarter.  Under the terms of the SPA, CPW contributed certain assets and liabilities into a newly-formed company registered in England and Wales, Best Buy Europe Distributions Limited, formerly Best Buy International Limited (“Best Buy Europe”), in exchange for all of the ordinary shares of Best Buy Europe, and our wholly-owned subsidiary, Best Buy Distributions Limited, purchased 50% of such ordinary shares of Best Buy Europe from CPW for an aggregate purchase price of $2,167.  In addition to the purchase price paid to CPW, we incurred $29 of transactions costs for an aggregate purchase price of $2,196.  We funded the payment of the purchase price and related transactions costs with cash-on-hand, through additional borrowings available under our existing credit facilities and with proceeds from a $500 note offering sold on June 24, 2008, in a private placement (see Note 6, Debt).

The assets and liabilities contributed to Best Buy Europe by CPW included CPW’s retail and distribution business, consisting of retail stores, related mobile airtime reselling operations and device insurance operations; its fixed line telecommunications businesses in Spain and Switzerland; its facilities management business, under which it bills and manages the customers of network operators in the U.K.; its dealer business, under which it acts as a wholesale distributor of handsets and airtime vouchers; and its economic interests in existing commercial arrangements with Best Buy (Best Buy Mobile in the U.S. and the Geek Squad joint venture in the U.K. and Spain).

The amount paid in excess of the fair value of the net assets acquired was primarily for (i) the expected future cash flows derived from the existing business and infrastructure contributed to Best Buy Europe by CPW, which included over 2,400 retail stores, (ii) immediate access to the European market with a management team that is experienced in both retailing and wireless service technologies in this marketplace, and (iii) expected synergies management believes this new venture will generate, which include benefits from joint purchasing, sourcing and merchandising.  In addition, Best Buy and CPW plan to introduce new offerings in the retail stores contributed to Best Buy Europe by CPW and launch large-format Best Buy-branded stores and Web sites in the European market.

We have consolidated Best Buy Europe in our financial results as part of our International segment from the date of acquisition. We will consolidate the financial results of Best Buy Europe on a two-month lag to align with CPW’s quarterly reporting periods. As a result, the operating results of Best Buy Europe will not be reported in our consolidated statement of earnings until our fiscal third quarter, which ends on November 29, 2008; however, the opening balance sheet of Best Buy Europe is reflected in our condensed consolidated balance sheet at August 30, 2008.  We intend to disclose any significant intervening events related to Best Buy Europe that occur in our fiscal quarters and materially affect our consolidated financial statements.  In August 2008, the U.S. dollar strengthened relative to the British pound, which is the functional currency of Best Buy Europe.  The balance sheet of Best Buy Europe included in our condensed consolidated balance sheet at August 30, 2008, was translated using the exchange rate in effect two months prior to August 30, 2008.  If the balance sheet had been translated using the exchange rate in effect at August 30, 2008, the impact would have been to decrease total assets and total liabilities by $415 and $167, respectively.

We accounted for the acquisition pursuant to SFAS No. 141, Business Combinations, using the purchase method. Accordingly, we recorded the net assets acquired at their estimated fair values and allocated the purchase price on a preliminary basis using information currently available.  The allocation of the purchase price to the acquired assets and liabilities will be finalized no later than the second quarter of fiscal 2010, as we obtain more information regarding asset valuations, liabilities assumed and revisions of preliminary estimates of fair values made at the date of purchase.  None of the goodwill is deductible for tax purposes.

The preliminary purchase price allocation was as follows:

Cash and cash equivalents	$107
Restricted cash	112
Receivables	1,186
Merchandise inventories	543
Other current assets	123
Property and equipment	555
Goodwill	1,491
Tradenames	94
Customer relationships	484
Other assets	130
Total assets	4,825

Accounts payable	(814)
Other current liabilities	(694)
Short-term debt	(299)
Long-term liabilities	(140)
Total liabilities	(1,947)

Minority interest[1]	(682)

Purchase price allocated to assets and liabilities acquired	$2,196

1       We acquired a 50% interest in the net assets of Best Buy Europe and are consolidating the financial results of Best Buy Europe as part of the International segment from the date of acquisition. We recorded the fair value adjustments only in respect of the 50% of net assets acquired, with the remaining 50% of the net assets of Best Buy Europe being consolidated and recorded at their historical cost basis.  This also resulted in an initial $682 minority interest being reflected in our condensed consolidated balance sheet in respect of the 50% owned by CPW.

The valuation of the identifiable intangible assets acquired was based on management’s estimates, currently available information and reasonable and supportable assumptions.  The allocation was generally based on the fair value of these assets using income and market approaches. The amortizable intangible assets are being amortized using a straight-line method over their respective estimated useful lives. The following table summarizes the identified intangible asset categories and their respective weighted average amortization periods:

	Weighted Average
	Amortization Period (in years)	Fair Value
Customer relationships	6.8	$484
Tradenames	4.2	94
Total	6.4	$578

We recorded an estimate for costs to terminate certain activities associated with Best Buy Europe operations in accordance with Emerging Issues Task Force Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. A restructuring accrual of $37 was recorded and reflects the accrued restructuring costs incurred at the date of acquisition, primarily for store closure costs and agreement termination fees.

Our pro forma condensed consolidated financial results of operations are presented in the following table as if the acquisition described above had been completed at the beginning of each period presented:

	Three months ended		Six months ended
	August 30,	September 1,	August 30,	September 1,
	2008	2007	2008	2007
Pro forma revenue	$11,221	$10,131	$21,718	$19,496
Pro forma net earnings	162	209	342	395

Pro forma earnings per common share
Basic	$0.39	$0.47	$0.83	$0.86
Diluted	0.39	0.46	0.82	0.84

Weighted average common shares outstanding
Basic	412.1	444.1	411.7	461.5
Diluted	423.3	456.2	423.0	473.8

These pro forma condensed consolidated financial results have been prepared for comparative purposes only and include certain adjustments, such as increased interest expense on acquisition debt, foregone interest income and amortization related to acquired customer relationships and tradenames. They have not been adjusted for the effect of costs or synergies that would have been expected to result from the integration of this acquisition or for costs that are not expected to recur as a result of the acquisition. The pro forma information does not purport to be indicative of the results of operations that actually would have resulted had the combination occurred at the beginning of each period presented, or of future results of the consolidated entities. The results of Best Buy Europe are presented on a two-month lag.

Our interest in Best Buy Europe is separate from our investment in the common stock of CPW, as discussed in Note 3, Investments.

3.        Investments

Investments were comprised of the following:

	August 30, 2008	March 1, 2008	September 1, 2007
Short-term investments
Debt securities	$—	$64	$121

Equity and other investments
Debt securities	$354	$417	$—
Marketable equity securities	101	172	184
Other investments	46	16	16
Total equity and other investments	$501	$605	$200

Debt Securities

The following table presents the fair values, related weighted-average interest rates (taxable equivalent), maturities and major security types for our investments in debt securities:

	August 30, 2008		March 1, 2008		September 1, 2007
	Fair Value	Weighted- Average Interest Rate	Fair Value	Weighted- Average Interest Rate	Fair Value	Weighted- Average Interest Rate
Short-term investments	$—	N/A	$64	4.94%	$121	6.23%
Long-term investments	354	6.95%	417	7.60%	—	N/A
Total	$354		$481		$121

Auction-rate securities	$354		$417		$88
Municipal debt securities	—		—		20
Commercial paper	—		64		13
Total	$354		$481		$121

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

Our auction-rate securities consisted of the following at August 30, 2008, and March 1, 2008:

Description	Nature of collateral or guarantee	August 30, 2008	March 1, 2008
Student loan bonds	Student loans guaranteed 95% to 100% by the U.S. government	$295	$297
Municipal revenue bonds	96% and 89% insured by AAA/Aaa-rated bond insurers at August 30, 2008, and March 1, 2008, respectively	44	97
Auction preferred securities	Underlying investments of closed-end funds	15	23
Total par value (includes accrued interest)		$354	$417

At August 30, 2008, our auction-rate securities portfolio was 96% AAA/Aaa-rated and 4% AA/Aa-rated.

In mid-February 2008, auctions began to fail due to insufficient buyers, as the amount of securities submitted for sale in auctions exceeded the aggregate amount of the bids.  For each failed auction, the interest rate on the security moves to a maximum rate specified for each security, and generally resets at a level higher than specified short-term interest rate benchmarks.  At August 30, 2008, our entire auction-rate securities portfolio, consisting of 58 investments in auction-rate securities, was subject to failed auctions; however, we had sold at par $62 in auction-rate securities during the first six months of fiscal 2009. Subsequent to August 30, 2008, and through October 6, 2008, we sold $4 in auction-rate securities at par and held $350 (par value) at October 6, 2008. In addition, we received firm call notices from issuers to redeem $24 (par value) by October 28, 2008.  To date, we have collected all interest due on our auction-rate securities and expect to continue to do so in the future.

As a result of the persistent failed auctions, and the uncertainty of when these investments could be liquidated at par, we have classified all of our investments in auction-rate securities as non-current assets within equity and other investments in our consolidated balance sheet at August 30, 2008. The investment principal associated with failed auctions will not be accessible until successful auctions occur, a buyer is found outside of the auction process, the issuers establish a different form of financing to replace these securities, or final payments come due according to the contractual maturities of the debt issues, which range from 8 to 40 years. We believe that issuers and financial markets are exploring alternatives that may improve liquidity, although it is not yet clear when or if such efforts will be successful. We intend to hold our auction-rate securities until we can recover the full principal amount through one of the means described above, and have the ability to do so based on our other sources of liquidity.

We evaluated our entire auction-rate securities portfolio for temporary or other-than-temporary impairment at August 30, 2008, based primarily on the methodology described in Note 4, Fair Value Measurements. As a result of this review, we determined that the fair value of our auction-rate securities at August 30, 2008, approximates par value, and accordingly, we have not recorded any impairment. The estimated fair values could change significantly based on future market conditions. We will continue to assess the fair value of our auction-rate securities for substantive changes in relevant market conditions, changes in our financial condition or other changes that may alter our estimates described above. We may be required to record an unrealized holding loss or an impairment charge to earnings if we determine that our investment portfolio has incurred a decline in fair value that is temporary or other-than-temporary, respectively.

There were no significant unrealized holding gains or losses recorded in accumulated other comprehensive income at August 30, 2008; March 1, 2008; and September 1, 2007, related to our investments in debt securities.

Marketable Equity Securities

We also invest in marketable equity securities and classify them as available-for-sale. Investments in marketable equity securities are included in equity and other investments in our consolidated balance sheets, and are reported at fair value based on quoted market prices.

Our investments in marketable equity securities were as follows:

	August 30, 2008	March 1, 2008	September 1, 2007

Common stock of CPW	$94	$160	$181
Other	7	12	3
Total	$101	$172	$184

We review all investments for other-than-temporary impairment at least quarterly or as indicators of impairment exist.  Indicators of impairment include the duration and severity of the decline in fair value as well as the intent and ability to hold the investment to allow for a recovery in the market value of the investment.  In addition, we consider qualitative factors that include, but are not limited to: (i) the financial condition and business plans of the investee including its future earnings potential, (ii) the investee’s credit rating, and (iii) the current and expected market and industry conditions in which the investee operates.  If a decline in the fair value of an investment is deemed by management to be other-than-temporary, we write down the cost basis of the investment to fair value, and the amount of the write-down is included in net earnings.  Such a determination is dependent on the facts and circumstances relating to each investment.

During the second quarter of fiscal 2008, we purchased in the open market 26.1 million shares of CPW common stock for $183, representing nearly 3% of CPW’s then outstanding shares.  In accordance with the policy and process discussed above, we reviewed our investment in CPW and determined, based on specific facts and circumstances, that it had not incurred an other-than-temporary impairment at August 30, 2008.  At August 30, 2008, the unrealized loss, net of tax, on our investment in CPW common stock was $(74).

All unrealized holding gains or losses related to our investments in marketable equity securities are reflected net of tax in accumulated other comprehensive income in shareholders’ equity. Net unrealized loss, net of tax, included in accumulated other comprehensive income was $(72), $(25) and $(2) at August 30, 2008; March 1, 2008; and September 1, 2007, respectively.

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The fair value hierarchy requires the use of observable market data when available.  In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following table sets forth by level within the fair value hierarchy, our financial assets and liabilities that were accounted for at fair value on a recurring basis at August 30, 2008, according to the valuation techniques we used to determine their fair values.

	Fair Value at	Fair Value Measurements Using Inputs Considered as
	August 30, 2008	Level 1	Level 2	Level 3

ASSETS
Cash and cash equivalents
Cash equivalents	$124	$124	$—	$—
Other current assets (restricted assets)
Cash equivalents	104	104	—	—
Equity and other investments
Debt securities	354	—	—	354
Marketable equity securities	101	101	—	—
Other assets
Assets that fund deferred compensation	79	79	—	—

LIABILITIES
Long-term liabilities
Deferred compensation	71	71	—	—

The following tables provide a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3).

	Debt securities- Auction-rate securities only
	Student loan bonds	Municipal revenue bonds	Auction preferred securities	Total
Balances at May 31, 2008	$298	$59	$23	$380
Realized gain (loss) included in earnings	—	—	—	—
Unrealized gain (loss) included in other comprehensive income	—	—	—	—
Purchases, sales and settlements, net	—	(15)	(8)	(23)
Interest accrued (received), net	(3)	—	—	(3)
Transfers in and/or (out) of Level 3	—	—	—	—
Balances at August 30, 2008	$295	$44	$15	$354

	Debt securities- Auction-rate securities only
	Student loan bonds	Municipal revenue bonds	Auction preferred securities	Total
Balances at March 1, 2008	$297	$97	$23	$417
Realized gain (loss) included in earnings	—	—	—	—
Unrealized gain (loss) included in other comprehensive income	—	—	—	—
Purchases, sales and settlements, net	(1)	(53)	(8)	(62)
Interest accrued (received), net	(1)	—	—	(1)
Transfers in and/or (out) of Level 3	—	—	—	—
Balances at August 30, 2008	$295	$44	$15	$354

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Cash Equivalents. The carrying value of cash equivalents approximates fair value as maturities are less than three months.  Fair values of cash equivalent instruments that do not trade on a regular basis in active markets are classified as Level 2.  Our cash equivalents are comprised of money market funds.

Debt Securities. We classify our investments in debt securities as available-for-sale.  Our debt securities are comprised of auction-rate securities as described in Note 3, Investments. Our investments in auction-rate securities are classified as Level 3 as quoted prices were unavailable due to events described in Note 3, Investments.  Due to limited market information, we utilized a discounted cash flow (“DCF”) model to derive an estimate of fair value at August 30, 2008.  The assumptions used in preparing the DCF model included estimates with respect to the amount and timing of future interest and principal payments, forward projections of the interest rate benchmarks, the probability of full repayment of the principal considering the credit quality and guarantees in place, and the rate of return required by investors to own such securities given the current liquidity risk associated with auction-rate securities.

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

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

During the six months ended August 30, 2008, we had no significant measurements of assets or liabilities at fair value (as defined in SFAS No. 157) on a nonrecurring basis subsequent to their initial recognition. The effective date of SFAS No. 157 was deferred under FSP No. 157-2.  SFAS No. 157 relates to nonfinancial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis. This deferral applies to such items as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) or nonfinancial long-lived asset groups measured at fair value for an impairment assessment. In the first six months of fiscal 2009, the measurements of fair value affected by the deferral under FSP No. 157-2 related to nonfinancial assets and liabilities recognized as a result of the acquisition discussed in Note 2, Acquisition.

5.        Goodwill and Intangible Assets

The changes in the carrying amount of goodwill and tradenames by segment were as follows in the six months ended August 30, 2008:

	Goodwill			Tradenames
	Domestic	International	Total	Domestic	International	Total
Balances at March 1, 2008	$450	$638	$1,088	$23	$74	$97
Acquisition	—	1,491	1,491	—	94	94
Changes in foreign currency exchange rates	—	(43)	(43)	—	(3)	(3)
Balances at August 30, 2008	$450	$2,086	$2,536	$23	$165	$188

As discussed in Note 2, Acquisition, we acquired certain intangible assets that are subject to amortization in the second quarter of fiscal 2009.  The estimated future amortization expense for identifiable intangible assets during the remainder of fiscal 2009 and for the next five years is as follows:

Fiscal Year
Remainder of fiscal 2009	$54
2010	108
2011	108
2012	83
2013	58
2014	52

6.        Debt

On June 24, 2008, we sold $500 principal amount of notes due July 15, 2013 (the “Notes”). The Notes bear interest at a fixed rate of 6.75% per year, payable semi-annually on January 15 and July 15 of each year, beginning on January 15, 2009.  The interest payable on the Notes is subject to adjustment if either Moody’s Investor Services or Standard & Poor’s Ratings Services downgrades to below investment grade the rating assigned to the Notes.  Net proceeds from the sale of the Notes were $496, after an initial issuance discount of approximately $1 and other transaction costs.

We may redeem some or all of the Notes at any time, at a price equal to 100% of the principal amount of the Notes redeemed plus accrued and unpaid interest to the redemption date and an applicable make-whole amount as described in the indenture relating to the Notes.

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

7.        Earnings per Share

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

The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings per share (shares in millions):

	Three Months Ended		Six Months Ended
	August 30, 2008	September 1, 2007	August 30, 2008	September 1, 2007
Numerator
Net earnings, basic	$202	$250	$381	$442
Adjustment for assumed dilution
Interest on convertible debentures, net of tax	1	1	3	3
Net earnings, diluted	$203	$251	$384	$445

Denominator
Weighted-average common shares outstanding	412.1	444.1	411.7	461.5
Effect of potentially dilutive securities
Shares from assumed conversion of convertible debentures	8.8	8.8	8.8	8.8
Stock options and other	2.4	3.3	2.5	3.5
Weighted-average common shares outstanding, assuming dilution	423.3	456.2	423.0	473.8

Earnings per share
Basic	$0.49	$0.56	$0.92	$0.96
Diluted	$0.48	$0.55	$0.91	$0.94

The computation of average dilutive shares outstanding excluded options to purchase 12.8 million and 8.7 million shares of our common stock for the three months ended August 30, 2008, and September 1, 2007, respectively, and 12.7 million and 8.7 million shares of our common stock for the six months ended August 30, 2008, and September 1, 2007, respectively. These amounts were excluded as the options’ exercise prices were greater than the average market price of our common stock for the periods presented and, therefore, the effect would be antidilutive (i.e., including such options would result in higher earnings per share).

8.        Comprehensive Income

Comprehensive income is computed as net earnings plus certain other items that are recorded directly to shareholders’ equity. In addition to net earnings, the components of comprehensive income also include foreign currency translation adjustments and unrealized gains or losses, net of tax, on available-for-sale investments. Foreign currency translation adjustments do not include a provision for income tax expense when earnings from foreign operations are considered to be indefinitely reinvested outside the United States. Comprehensive income was $133 and $258 for the three months ended August 30, 2008, and September 1, 2007, respectively, and $273 and $618 for the six months ended August 30, 2008, and September 1, 2007, respectively.

The components of accumulated other comprehensive income, net of tax, were as follows:

	August 30, 2008	March 1, 2008	September 1, 2007
Foreign currency translation	$466	$527	$394
Unrealized losses on available-for-sale investments	(72)	(25)	(2)
Total	$394	$502	$392

9.        Segments

We operate two reportable segments: Domestic and International. The Domestic segment is comprised of all store, call center and online operations within the U.S. and its territories. The International segment is comprised of all store and online operations outside the U.S. and its territories. We evaluate our segments on an operating income basis, and we do not calculate a stand-alone tax provision for each segment. The accounting policies of the segments are the same as those described in Note 1, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended March 1, 2008.

Revenue by reportable segment was as follows:

	Three Months Ended		Six Months Ended
	August 30, 2008	September 1, 2007	August 30, 2008	September 1, 2007
Domestic	$8,133	$7,234	$15,586	$13,938
International	1,668	1,516	3,205	2,739
Total revenue	$9,801	$8,750	$18,791	$16,677

Operating income by reportable segment and the reconciliation to earnings before income tax expense, minority interest and equity in loss of affiliates were as follows:

	Three Months Ended		Six Months Ended
	August 30, 2008	September 1, 2007	August 30, 2008	September 1, 2007
Domestic	$315	$358	$592	$628
International	24	43	24	39
Total operating income	339	401	616	667
Other income (expense)
Investment income and other	9	22	30	66
Interest expense	(21)	(23)	(34)	(30)
Earnings before income tax expense, minority interests and equity in loss of affiliates	$327	$400	$612	$703

Assets by reportable segment were as follows:

	August 30, 2008	March 1, 2008	September 1, 2007
Domestic	$9,680	$8,194	$8,658
International	7,842	4,564	3,579
Total assets	$17,522	$12,758	$12,237

Goodwill by reportable segment was as follows:

	August 30, 2008	March 1, 2008	September 1, 2007
Domestic	$450	$450	$452
International	2,086	638	601
Total goodwill	$2,536	$1,088	$1,053

Tradenames by reportable segment were as follows:

	August 30, 2008	March 1, 2008	September 1, 2007
Domestic	$23	$23	$23
International	165	74	70
Total tradenames	$188	$97	$93

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

11.      Subsequent Event

On September 14, 2008, we and our wholly-owned subsidiary, Puma Cat Acquisition Corp., a Delaware corporation (“Puma Cat”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Napster, Inc., a Delaware corporation (“Napster”).  The total transaction value is expected to be approximately $121 (or approximately $54 net of $67 in cash and short-term investments of Napster as of June 30, 2008).

Pursuant to the Merger Agreement, and subject to the conditions set forth therein, Puma Cat commenced a cash tender offer on September 26, 2008, to acquire all of Napster’s issued and outstanding shares of common stock, and all stock purchase rights associated with such shares, at a price of $2.65 per share, without any interest or accrued dividends, net to the seller (the “Offer”).  Following completion of the Offer, Puma Cat will be merged with and into Napster, with Napster as the surviving corporation and our wholly-owned subsidiary.

We entered into this transaction as we believe Napster has one of the most comprehensive and easy-to-use music offerings in the industry.  The premium we expect to pay in excess of the fair value of the net assets to be acquired is to obtain Napster’s capabilities and digital subscriber base to reach new customers with an enhanced experience for exploring and selecting music and other digital entertainment products over an increasing array of devices.  We believe the combined capabilities of our two companies will allow us to build stronger relationships with customers, expand the number of subscribers, and capture recurring revenue by offering ongoing value over a mobile digital platform.

12.     Condensed Consolidating Financial Information

Our convertible debentures, due in 2022, are jointly and severally, fully and unconditionally, guaranteed by our wholly-owned indirect subsidiary Best Buy Stores, L.P. Investments in subsidiaries of Best Buy Stores, L.P., which have not guaranteed the convertible debentures, are accounted for under the equity method. We reclassified certain prior-year amounts as described in Note 1, Basis of Presentation, in this Quarterly Report on Form 10-Q. The aggregate principal balance and carrying amount of our convertible debentures was $402 at August 30, 2008.

The convertible debentures may be converted into shares of our common stock by us at anytime or at the option of the holders if certain criteria are met, as described in Note 4, Debt, of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended March 1, 2008. At August 30, 2008, the debentures were not convertible at the option of the holders.

We file a consolidated U.S. federal income tax return. We allocate income taxes in accordance with our tax allocation agreement. U.S. affiliates receive no tax benefit for taxable losses, but are allocated taxes at the required effective income tax rate if they have taxable income.

The following tables present condensed consolidating balance sheets as of August 30, 2008; March 1, 2008; and September 1, 2007; condensed consolidating statements of earnings for the three and six months ended August 30, 2008, and September 1, 2007; and condensed consolidating statements of cash flows for the six months ended August 30, 2008, and September 1, 2007:

$ in millions, except per share amounts

Condensed Consolidating Balance Sheets

At August 30, 2008

(Unaudited)

	Best Buy Co., Inc.	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$65	$69	$410	$—	$544
Receivables	2	394	1,389	—	1,785
Merchandise inventories	—	4,581	1,939	(415)	6,105
Other current assets	4	181	755	(46)	894
Intercompany receivable	—	—	6,373	(6,373)	—
Intercompany note receivable	524	—	—	(524)	—
Total current assets	595	5,225	10,866	(7,358)	9,328

Net Property and Equipment	222	2,168	1,729	—	4,119

Goodwill	—	6	2,530	—	2,536

Tradenames	—	—	188	—	188

Equity and Other Investments	260	1	240	—	501

Other Assets	100	11	739	—	850

Investments in Subsidiaries	9,211	272	1,408	(10,891)	—

Total Assets	$10,388	$7,683	$17,700	$(18,249)	$17,522

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$—	$—	$5,924	$—	$5,924
Unredeemed gift card liabilities	—	398	59	—	457
Accrued compensation and related expenses	—	214	332	—	546
Accrued liabilities	19	548	913	(25)	1,455
Accrued income taxes	44	—	—	—	44
Short-term debt	1,174	—	341	—	1,515
Current portion of long-term debt	2	21	16	—	39
Intercompany payable	2,966	3,407	—	(6,373)	—
Intercompany note payable	—	500	24	(524)	—
Total current liabilities	4,205	5,088	7,609	(6,922)	9,980

Long-Term Liabilities	68	1,025	405	(569)	929

Long-Term Debt	904	162	70	—	1,136

Minority Interests	—	—	725	—	725

Shareholders’ Equity	5,211	1,408	8,891	(10,758)	4,752

Total Liabilities and Shareholders’ Equity	$10,388	$7,683	$17,700	$(18,249)	$17,522

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

$ in millions, except per share amounts

Condensed Consolidating Statements of Earnings

Three Months Ended August 30, 2008

(Unaudited)

	Best Buy Co., Inc.	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$4	$7,574	$12,189	$(9,966)	$9,801

Cost of goods sold	—	6,163	11,239	(9,982)	7,420

Gross profit	4	1,411	950	16	2,381

Selling, general and administrative expenses	38	1,350	651	3	2,042

Operating (loss) income	(34)	61	299	13	339

Other income (expense)
Investment income and other	14	—	6	(11)	9
Interest expense	(17)	(7)	(8)	11	(21)

(Loss) earnings before equity in earnings (loss) of subsidiaries	(37)	54	297	13	327

Equity in earnings (loss) of subsidiaries	316	(9)	33	(340)	—

Earnings before income tax expense, minority interests and equity in loss of affiliates	279	45	330	(327)	327

Income tax expense	90	21	11	—	122

Minority interests	—	—	(3)	—	(3)

Equity in loss of affiliates	—	—	—	—	—

Net earnings	$189	$24	$316	$(327)	$202

$ in millions, except per share amounts

Condensed Consolidating Statements of Earnings

Six Months Ended August 30, 2008

(Unaudited)

	Best Buy Co., Inc.	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$8	$14,507	$17,761	$(13,485)	$18,791

Cost of goods sold	—	11,827	17,359	(14,909)	14,277

Gross profit	8	2,680	402	1,424	4,514

Selling, general and administrative expenses	74	2,564	1,254	6	3,898

Operating (loss) income	(66)	116	(852)	1,418	616

Other income (expense)
Investment income and other	27	—	23	(20)	30
Interest expense	(21)	(18)	(15)	20	(34)

(Loss) earnings before equity in (loss) earnings of subsidiaries	(60)	98	(844)	1,418	612

Equity in (loss) earnings of subsidiaries	(802)	(17)	59	760	—

(Loss) earnings before income tax expense, minority interests and equity in loss of affiliates	(862)	81	(785)	2,178	612

Income tax expense	175	39	14	—	228

Minority interests	—	—	(2)	—	(2)

Equity in loss of affiliates	—	—	(1)	—	(1)

Net (loss) earnings	$(1,037)	$42	$(802)	$2,178	$381

$ in millions, except per share amounts

Condensed Consolidating Statements of Earnings

Three Months Ended September 1, 2007

(Unaudited)

	Best Buy Co., Inc.	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$4	$6,772	$8,755	$(6,781)	$8,750

Cost of goods sold	—	5,540	7,783	(6,712)	6,611

Gross profit	4	1,232	972	(69)	2,139

Selling, general and administrative expenses	34	1,167	533	4	1,738

Operating (loss) income	(30)	65	439	(73)	401

Other income (expense)
Investment income and other	22	—	10	(10)	22
Interest expense	(19)	(9)	(6)	11	(23)

(Loss) earnings before equity in earnings (loss) of subsidiaries	(27)	56	443	(72)	400

Equity in earnings (loss) of subsidiaries	359	(14)	35	(380)	—

Earnings before income tax expense, minority interests and equity in loss of affiliates	332	42	478	(452)	400

Income tax expense	10	21	113	—	144

Minority interests	—	—	(5)	—	(5)

Equity in loss of affiliates	—	—	(1)	—	(1)

Net earnings	$322	$21	$359	$(452)	$250

$ in millions, except per share amounts

Condensed Consolidating Statements of Earnings

Six Months Ended September 1, 2007

(Unaudited)

	Best Buy Co., Inc.	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$8	$13,042	$16,030	$(12,403)	$16,677

Cost of goods sold	—	10,653	14,420	(12,427)	12,646

Gross profit	8	2,389	1,610	24	4,031

Selling, general and administrative expenses	73	2,265	1,017	9	3,364

Operating (loss) income	(65)	124	593	15	667

Other income (expense)
Investment income and other	61	—	28	(23)	66
Interest expense	(21)	(20)	(13)	24	(30)

(Loss) earnings before equity in earnings (loss) of subsidiaries	(25)	104	608	16	703

Equity in earnings (loss) of subsidiaries	495	(20)	65	(540)	—

Earnings before income tax expense, minority interests and equity in loss of affiliates	470	84	673	(524)	703

Income tax expense	44	39	174	—	257

Minority interests	—	—	(3)	—	(3)

Equity in loss of affiliates	—	—	(1)	—	(1)

Net earnings	$426	$45	$495	$(524)	$442

$ in millions, except per share amounts

Condensed Consolidating Statements of Cash Flows

Six Months Ended August 30, 2008

(Unaudited)

	Best Buy Co., Inc.	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Total cash (used in) provided by operating activities	$(1,599)	$998	$651	$—	$50

Investing activities
Additions to property and equipment	—	(282)	(220)	—	(502)
Purchases of investments	(12)	—	(58)	—	(70)
Sales of investments	26	—	157	—	183
Acquisition of business, net of cash acquired	—	—	(2,089)	—	(2,089)
Change in restricted assets	—	—	(10)	—	(10)
Other, net	—	(12)	—	—	(12)
Total cash provided by (used in) investing activities	14	(294)	(2,220)	—	(2,500)

Financing activities
Borrowings of debt	2,149	16	23	—	2,188
Repayments of debt	(592)	(10)	(12)	—	(614)
Dividends paid	(107)	—	—	—	(107)
Issuance of common stock under employee stock purchase plan and for the exercise of stock options	46	—	—	—	46
Excess tax benefits from stock-based compensation	4	—	—	—	4
Other, net	—	—	(12)	—	(12)
Change in intercompany receivable/payable	(21)	(711)	732	—	—
Total cash provided by (used in) financing activities	1,479	(705)	731	—	1,505

Effect of exchange rate changes on cash	—	—	51	—	51

Decrease in cash and cash equivalents	(106)	(1)	(787)	—	(894)

Cash and cash equivalents at beginning of period	171	70	1,197	—	1,438
Cash and cash equivalents at end of period	$65	$69	$410	$—	$544

$ in millions, except per share amounts

Condensed Consolidating Statements of Cash Flows

Six Months Ended September 1, 2007

(Unaudited)

	Best Buy Co., Inc.	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Total cash (used in) provided by operating activities	$(221)	$(155)	$507	$—	$131

Investing activities
Additions to property and equipment	—	(261)	(115)	—	(376)
Purchases of investments	(3,616)	—	(196)	—	(3,812)
Sales of investments	6,428	—	1	—	6,429
Acquisition of business, net of cash acquired	—	—	(89)	—	(89)
Change in restricted assets	(12)	—	3	—	(9)
Total cash provided by (used in) investing activities	2,800	(261)	(396)	—	2,143

Financing activities
Borrowings of debt	2,770	10	81	—	2,861
Repayments of debt	(1,473)	—	(65)	—	(1,538)
Dividends paid	(93)	—	—	—	(93)
Issuance of common stock under employee stock purchase plan and for the exercise of stock options	59	—	—	—	59
Excess tax benefits from stock-based compensation	12	—	—	—	12
Repurchase of common stock	(3,461)	—	—	—	(3,461)
Change in intercompany receivable/payable	(409)	391	18	—	—
Total cash (used in) provided by financing activities	(2,595)	401	34	—	(2,160)

Effect of exchange rate changes on cash	—	—	71	—	71

(Decrease) increase in cash and cash equivalents	(16)	(15)	216	—	185

Cash and cash equivalents at beginning of period	235	77	893	—	1,205
Cash and cash equivalents at end of period	$219	$62	$1,109	$—	$1,390

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

•      Results of Operations

•      Liquidity and Capital Resources

•      Off-Balance-Sheet Arrangements and Contractual Obligations

•      Significant Accounting Policies and Estimates

•      New Accounting Standards

•      Outlook

We consolidate the financial results of our China operations on a two-month lag and have also consolidated the financial results of our new acquisition, Best Buy Europe, on a two-month lag.  In addition, we plan to reflect our Mexico and Turkey businesses on a two-month lag.  Consistent with such consolidation, the financial and non-financial information presented in our MD&A relative to these operations is also presented on a two-month lag. No significant intervening event occurred that would have materially affected our financial condition, results of operations, liquidity or other factors had it been recorded during the three months ended August 30, 2008.

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

Throughout this MD&A, we refer to comparable store sales.  Comparable store sales is a measure commonly used in the retail industry, which indicates the performance of our existing stores by measuring the growth in sales for such stores for a particular period over the corresponding period in the prior year.  Our comparable store sales is comprised of revenue at stores, call centers and Web sites operating for at least 14 full months, as well as remodeled and expanded locations. Relocated stores are excluded from the comparable store sales calculation until at least 14 full months after reopening. Acquired stores are included in the comparable store sales calculation beginning with the first full quarter following the first anniversary of the date of the acquisition. The portion of our calculation of the comparable store sales percentage change attributable to our International segment excludes the effect of fluctuations in foreign currency exchange rates. The method of calculating comparable store sales varies across the retail industry. As a result, our method of calculating comparable store sales may not be the same as other retailers’ methods.

Financial Reporting Changes

To maintain consistency and comparability, we reclassified certain prior-year amounts to conform to the current-year presentation as described in Note 1, Basis of Presentation, of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Highlights

•      Net earnings in the second quarter of fiscal 2009 were $202 million, or $0.48 per diluted share, compared with $250 million, or $0.55 per diluted share, in the same period one year ago.

•      Revenue in the second quarter of fiscal 2009 increased 12% to $9.8 billion, compared with $8.8 billion in the same period one year ago, driven primarily by the net addition of 154 new stores in the past 12 months, a 4.2% comparable store sales gain and favorable fluctuations in foreign currency exchange rates.

•      Our gross profit rate in the second quarter of fiscal 2009 decreased to 24.3% of revenue, compared with 24.4% of revenue in the same period one year ago. The decrease was due primarily to a continued shift in our revenue mix driven by increased sales of lower-margin products, including notebook computers and video gaming hardware, partially offset by increased sales of higher-margin mobile phones.

•      Our selling, general and administrative (“SG&A”) expense rate in the second quarter of fiscal 2009 was 20.8% of revenue, compared with 19.9% of revenue in the same period one year ago. The increase was due primarily to additional store labor and costs to support the Best Buy Mobile store-within-a-store experience, various store projects and continued expansion of our international businesses.

•      During the second quarter of fiscal 2009, we completed the conversion of all of our U.S. Best Buy stores and now operate 973 Best Buy Mobile store-within-a-store locations in the U.S.  Additionally, we opened three Best Buy Mobile store-within-a-store locations in Canada Best Buy stores during the fiscal quarter.  In the future, we expect to roll-out additional Best Buy Mobile experiences in our Best Buy stores in Canada and similar experiences in our Best Buy stores in China, Mexico and Turkey.

•      On June 30, 2008, we closed on our acquisition of a 50% interest in the retail and distribution business of The Carphone Warehouse Group PLC (“CPW”), a retailer of mobile phone products and services, for an aggregate purchase price of $2,196 million. We consolidate the financial results of the acquisition, now referred to as Best Buy Europe, on a two-month lag to align with CPW’s quarterly reporting periods.

•      On June 24, 2008, we sold $500 million principal amount of 6.75% notes due July 15, 2013.  The proceeds were used to finance a portion of our acquisition of Best Buy Europe.

•      Based on our results through the end of the fiscal second quarter, our expectations for the operating results of Best Buy Europe and our decision to suspend share repurchases for the remainder of fiscal 2009, we continue to project earnings for fiscal 2009 in the range of $3.25 to $3.40 per diluted share.  This guidance assumes revenue of approximately $47 billion, reflecting the impact of new store openings and a projected comparable store sales gain of 2% to 3%. For additional information about our annual earnings guidance, see Outlook below.

Results of Operations

Consolidated Performance Summary

The following table presents unaudited selected consolidated financial data ($ in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	August 30, 2008	September 1, 2007	August 30, 2008	September 1, 2007
Revenue	$9,801	$8,750	$18,791	$16,677
Revenue % gain	12%	15%	13%	15%
Comparable store sales % gain	4.2%	3.6%	4.0%	3.3%
Gross profit as % of revenue	24.3%	24.4%	24.0%	24.2%
SG&A as % of revenue	20.8%	19.9%	20.7%	20.2%
Operating income	$339	$401	$616	$667
Operating income as % of revenue	3.5%	4.6%	3.3%	4.0%
Net earnings	$202	$250	$381	$442
Diluted earnings per share	$0.48	$0.55	$0.91	$0.94

Net earnings were $202 million, or $0.48 per diluted share, in the second quarter of fiscal 2009, compared with $250 million, or $0.55 per diluted share, in the same period one year ago. In the first six months of fiscal 2009, net earnings were $381 million, or $0.91 per diluted share, compared with $442 million, or $0.94 per diluted share, in the same period one year ago.

In both the second quarter and first six months of fiscal 2009, the decrease in net earnings reflects an increase in our SG&A expense rate, a modest reduction in our gross profit rate and a decrease in investment income and other, partially offset by an increase in revenue.

Revenue in the second quarter of fiscal 2009 increased 12% to $9.8 billion, compared with $8.8 billion in the same period one year ago. In the first six months of fiscal 2009, revenue increased 13% to $18.8 billion, compared with $16.7 billion in the same period one year ago. In both the second quarter and the first six months of fiscal 2009, the net addition of new stores in the past 12 months accounted for approximately six-tenths of the revenue increase; the comparable store sales gain accounted for approximately three-tenths of the revenue increase; and the remainder of the increase was due to the favorable effect of fluctuations in foreign currency exchange rates.

The following table presents consolidated revenue mix percentages and comparable store sales percentage changes by revenue category in the second quarter of fiscal 2009:

	Revenue Mix Summary		Comparable Store Sales Summary
	August 30, 2008	September 1, 2007	August 30, 2008	September 1, 2007
Consumer electronics	38%	38%	2.2%	(1.6)%
Home office	33%	31%	11.9%	9.8%
Entertainment software	15%	16%	1.4%	9.3%
Appliances	8%	8%	(11.2)%	(7.1)%
Services	6%	6%	7.0%	5.3%
Other	<1%	1%	n/a	n/a
Total	100%	100%	4.2%	3.6%

Our comparable store sales in the second quarter of fiscal 2009 increased 4.2%, reflecting a higher average transaction amount, which was driven by continued growth in the sales of larger-ticket items. Also contributing to the fiscal second-quarter comparable store sales gain was an increase in online purchases of 27%, as we continued to add features and capabilities to our Web sites. In the second quarter of fiscal 2009, our largest comparable store sales gains were in flat-panel televisions, notebook computers, video gaming hardware and software, mobile phones and GPS navigation products. Growth in the sales of these product categories was partially offset by comparable store sales declines in tube and projection televisions, digital cameras, DVDs and CDs.

Our gross profit rate in the second quarter of fiscal 2009 decreased by 0.1% of revenue to 24.3% of revenue. In the first six months of fiscal 2009, our gross profit rate decreased from 24.2% of revenue to 24.0% of revenue. The gross profit rate decrease in both the second quarter and first six months of fiscal 2009 was due to a decrease in our Domestic segment’s gross profit rate, partially offset by an increase in the gross profit rate in our International segment.  For further discussion of each segment’s gross profit rate changes, see the Segment Performance Summary for Domestic and International below.

Our SG&A expense rate in the second quarter of fiscal 2009 increased by 0.9% of revenue to 20.8% of revenue.  In the first six months of fiscal 2009, our SG&A expense rate increased from 20.2% of revenue to 20.7% of revenue.  The SG&A expense rate increase in both the second quarter and first six months of fiscal 2009 was due to increases in our Domestic and International segments’ SG&A expense rates.  For further discussion of each segment’s SG&A expense rate changes, see the Segment Performance Summary for Domestic and International below.

Other Income (Expense)

Our investment income and other in the second quarter of fiscal 2009 decreased to $9 million, compared with $22 million in the same period one year ago.  Our investment income and other in the first six months of fiscal 2009 decreased to $30 million, compared with $66 million in the same period one year ago.  In both the second quarter and first six months of fiscal 2009, the lower investment income and other was due primarily to lower average cash and investments balances related to $3.5 billion of share repurchases made in the prior fiscal year, as well as our purchase of Best Buy Europe in the second quarter of fiscal 2009.

Our interest expense in the second quarter of fiscal 2009 decreased $2 million to $21 million, compared with $23 million in the same period one year ago.  The decrease was due primarily to lower interest rates, partially offset by higher debt balances in the second quarter of fiscal 2009.  Our interest expense in the first six months of fiscal 2009 increased $4 million to $34 million, compared with $30 million in the same period one year ago. The increase was due primarily to higher debt balances in the first six months of fiscal 2009, partially offset by the benefit of lower interest rates.

Income Tax Expense

Our effective income tax rates in the second quarter and the first six months of fiscal 2009 were 37.3% and 37.2%, respectively, up from 36.3% and 36.7%, respectively, in the corresponding periods of fiscal 2008.  The increase in our effective income tax rate for the second quarter of fiscal 2009 was due primarily to state income tax expense.  For the first six months of fiscal 2009, the increase was due to lower tax-exempt interest income.

Segment Performance Summary

Domestic

The following table presents unaudited selected financial data for the Domestic segment ($ in millions):

	Three Months Ended		Six Months Ended
	August 30, 2008	September 1, 2007	August 30, 2008	September 1, 2007
Revenue	$8,133	$7,234	$15,586	$13,938
Revenue % gain	12%	9%	12%	9%
Comparable stores sales % gain	5.3%	1.7%	4.4%	1.7%
Gross profit as % of revenue	24.9%	25.1%	24.7%	24.9%
SG&A as % of revenue	21.0%	20.2%	20.9%	20.4%
Operating income	$315	$358	$592	$628
Operating income as % of revenue	3.9%	5.0%	3.8%	4.5%

The following table reconciles Domestic stores open at the beginning and end of the second quarter of fiscal 2009:

	Total Stores at Beginning of Second Quarter Fiscal 2009	Stores Opened	Stores Closed	Total Stores at End of Second Quarter Fiscal 2009
U.S. Best Buy	949	24	—	973
Magnolia Audio Video	13	—	—	13
Pacific Sales	20	2	—	22
Best Buy Mobile	14	7	—	21
U.S. Geek Squad	7	—	—	7
Total	1,003	33	—	1,036

Note: No store in the Domestic segment was relocated during the second quarter of fiscal 2009.

The following table reconciles Domestic stores open at the beginning and end of the second quarter of fiscal 2008:

	Total Stores at Beginning of Second Quarter Fiscal 2008	Stores Opened	Stores Closed	Total Stores at End of Second Quarter Fiscal 2008
U.S. Best Buy	852	20	—	872
Magnolia Audio Video	19	—	(6)	13
Pacific Sales	14	1	—	15
Best Buy Mobile	5	—	—	5
U.S. Geek Squad	7	—	—	7
Total	897	21	(6)	912

Note: One U.S. Best Buy store in the Domestic segment was relocated during the second quarter of fiscal 2008. No other store in the Domestic segment was relocated during the second quarter of fiscal 2008.

Our Domestic segment’s operating income in the second quarter of fiscal 2009 was $315 million, or 3.9% of revenue, compared with $358 million, or 5.0% of revenue, in the same period one year ago.  In the first six months of fiscal 2009, our Domestic segment’s operating income was $592 million, or 3.8% or revenue, compared with $628 million, or 4.5% of revenue, in the same period one year ago.  In both the second quarter and first six months of fiscal 2009, the decrease in our Domestic segment’s operating income reflected an increase in our SG&A expense rate and a decrease in our gross profit rate, partially offset by an increase in revenue.

Our Domestic segment’s revenue in the second quarter of fiscal 2009 increased 12% to $8.1 billion, compared with $7.2 billion in the same period one year ago. In the first six months of fiscal 2009, our Domestic segment’s revenue increased 12% to $15.6 billion, compared with $13.9 billion in the same period one year ago.  In both the second quarter and the first six months of fiscal 2009, the net addition of 124 new stores in the past 12 months accounted for approximately six-tenths of the revenue increase, and the comparable store sales gain (5.3% for the second quarter of fiscal 2009 and 4.4% in the first six months of fiscal 2009) accounted for the remainder of the increase.

The following table presents revenue mix percentages and comparable store sales percentage changes for the Domestic segment by revenue category in the second quarter of fiscal 2009:

	Revenue Mix Summary		Comparable Store Sales Summary
	Three Months Ended		Three Months Ended
	August 30, 2008	September 1, 2007	August 30, 2008	September 1, 2007
Consumer electronics	38%	39%	2.0%	(3.3)%
Home office	34%	31%	15.1%	7.8%
Entertainment software	16%	17%	0.0%	7.0%
Appliances	5%	6%	(9.8)%	(7.4)%
Services	7%	7%	8.7%	3.2%
Other	<1%	<1%	n/a	n/a
Total	100%	100%	5.3%	1.7%

Our Domestic segment’s comparable store sales gain in the second quarter of fiscal 2009 reflected an increase in the average transaction amount, driven by the continued growth in the sales of larger-ticket items, including flat-panel televisions and notebook computers. The products having the largest effect on our Domestic segment’s comparable store sales gain in the fiscal second quarter were flat-panel televisions, notebook computers, mobile phones, video gaming hardware and software, and GPS navigation products. Strong sales in these product categories were offset by comparable store sales declines in tube and projection televisions, digital cameras, DVDs, CDs and major appliances.

In the second quarter of fiscal 2009, our Domestic segment’s consumer electronics revenue category posted a 2.0% comparable store sales gain. The consumer electronics comparable store sales gain was driven primarily by increases in flat- panel televisions and GPS navigation products, partially offset by decreases in the sales of tube and projection televisions, digital cameras and MP3 players and accessories. Our home office revenue category posted a 15.1% comparable store sales gain, driven primarily by continued gains in notebook computers and mobile phones, the latter due to the roll-out of our Best Buy Mobile store-within-a-store locations.  The entertainment software revenue category recorded flat comparable store sales, with gains in the sales of video gaming hardware and software being offset by declines in the sales of DVDs and CDs.  Our appliances revenue category recorded a 9.8% decline in comparable store sales driven primarily by a decrease in the sales of major appliances, reflecting a continued industry-wide decline  Our services revenue category recorded an 8.7% comparable store sales gain due primarily to increases in the sales of computer and home theater services and extended service contracts.

Our Domestic segment’s gross profit rate in the second quarter of fiscal 2009 decreased by 0.2% of revenue to 24.9% of revenue. In the first six months of fiscal 2009, our Domestic segment’s gross profit rate was 24.7% of revenue compared with 24.9% of revenue in the same period one year ago. In both the second quarter and the first six months of fiscal 2009, the decrease was due primarily to a shift in our revenue mix, which was driven by increased sales of lower-margin products such as notebook computers and video gaming hardware, partially offset by increased sales of higher-margin products within our mobile phones product category.

Our Domestic segment’s SG&A expense rate in the second quarter of fiscal 2009 increased by 0.8% of revenue to 21.0% of revenue. In the first six months of fiscal 2009, our Domestic segment’s SG&A rate was 20.9% of revenue, compared with 20.4% of revenue in the same period one year ago. The increase was due primarily to increased spending on investments, including the roll-out and staffing of the Best Buy Mobile store-within-a-store experience; store projects such as the reset of our GPS selling space, the addition of musical instruments rooms and information technology enhancements to our point-of-sale systems; and increased spending on store labor.  In addition, the SG&A expense rate for the second quarter of fiscal 2009 was impacted by higher-than-expected legal and travel expenses, though the additional leverage on strong revenue growth partially offset the increase.

International

The following table presents unaudited selected financial data for the International segment ($ in millions):

	Three Months Ended		Six Months Ended
	August 30, 2008	September 1, 2007	August 30, 2008	September 1, 2007
Revenue	$1,668	$1,516	$3,205	$2,739
Revenue % gain	10%	54%	17%	54%
Comparable stores sales % gain (decline)	(1.0)%	16.3%	1.7%	14.7%
Gross profit as % of revenue	21.3%	21.2%	20.8%	20.6%
SG&A as % of revenue	19.9%	18.4%	20.1%	19.2%
Operating income	$24	$43	$24	$39
Operating income as % of revenue	1.4%	2.9%	0.7%	1.4%

The following table reconciles International stores open at the beginning and end of the second quarter of fiscal 2009:

	Total Stores at Beginning of Second Quarter Fiscal 2009	Stores Opened	Stores Closed	Total Stores at End of Second Quarter Fiscal 2009
Future Shop	133	—	—	133
Canada Best Buy	51	1	—	52
Five Star	161	—	—	161
China Best Buy	1	—	—	1
Total	346	1	—	347

Note: No store in the International segment was relocated during the second quarter of fiscal 2009.

The following table reconciles International stores open at the beginning and end of the second quarter of fiscal 2008:

	Total Stores at Beginning of Second Quarter Fiscal 2008	Stores Opened	Stores Closed	Total Stores at End of Second Quarter Fiscal 2008
Future Shop	122	4	—	126
Canada Best Buy	47	1	—	48
Five Star	137	7	(2)	142
China Best Buy	1	—	—	1
Total	307	12	(2)	317

Note: No store in the International segment was relocated during the second quarter of fiscal 2008.

Our International segment’s operating income in the second quarter of fiscal 2009 was $24 million, or 1.4% of revenue, compared with $43 million, or 2.9% of revenue, in the same period one year ago. In the first six months of fiscal 2009, our International segment’s operating income was $24 million, or 0.7% or revenue, compared with $39 million, or 1.4% of revenue, in the same period one year ago. In both the second quarter and first six months of fiscal 2009, the International segment’s decrease in operating income resulted primarily from an increase in the SG&A expense rate, partially offset by a higher gross profit rate and an increase in revenue.

Our International segment’s revenue in the second quarter of fiscal 2009 increased 10% to $1.7 billion, compared with $1.5 billion for the same period one year ago. In the first six months of fiscal 2009, our International segment’s revenue increased 17% to $3.2 billion, compared with $2.7 billion in the same period one year ago.  Excluding the favorable effect of fluctuations in foreign currency exchange rates, our International segment’s revenue increased approximately 5% and 9% in the second quarter and the first six months of fiscal 2009, respectively, compared with the same period one year ago.  In the second quarter of fiscal 2009, excluding the effect of fluctuations in foreign currency exchange rates, the net addition of 30 new stores fully accounted for the increase in revenue, partially offset by a 1.0% decline in our comparable store sales.  The slight decline in comparable store sales was the result of a 7.3% decline in comparable store sales in China, consistent with the rest of the Chinese market as a result of the May earthquake which contributed to an economic and retail slow-down, partially offset by a 1.1% comparable store sales gain in Canada.  In the first six months of fiscal 2009, excluding the effect of fluctuations in foreign currency exchange rates, the net addition of 30 new stores accounted for the eight-tenths of the revenue increase, and the 1.7% comparable store sales gain accounted for the remainder.

The following table presents revenue mix percentages and comparable store sales percentage changes for the International segment by revenue category in the second quarter of fiscal 2009:

	Revenue Mix Summary		Comparable Store Sales Summary
	Three Months Ended		Three Months Ended
	August 30, 2008	September 1, 2007	August 30, 2008	September 1, 2007
Consumer electronics	36%	35%	3.7%	10.3%
Home office	30%	32%	(2.6)%	21.1%
Entertainment software	11%	10%	13.1%	30.9%
Appliances	18%	18%	(13.2)%	(3.8)%
Services	5%	5%	(2.6)%	19.4%
Other	<1%	<1%	n/a	n/a
Total	100%	100%	(1.0)%	16.3%

Our International segment’s comparable store sales decline in the second quarter of fiscal 2009 reflected declines in the sales of appliances, projection and tube televisions, computer monitors and printers, partially offset by gains in the sales of video-gaming hardware and software, flat-panel televisions and GPS navigation products.

In the second quarter of fiscal 2009, our International segment’s consumer electronics revenue category posted a 3.7% comparable store sales gain resulting primarily from comparable store sales gains in flat-panel televisions and GPS navigation products, partially offset by declines in the sales of tube and projection televisions and DVD players.  The home office revenue category posted a 2.6% comparable store sales decline due primarily to declines in the sales of computer monitors, printers and notebook computers, partially offset by an increase in desktop computers.  The entertainment software revenue category recorded a 13.1% comparable store sales gain due to gains in the sales of video gaming hardware and software, partially offset by an expected decline in the sales of CDs.  Our appliances revenue category recorded a 13.2% comparable store sales decline resulting primarily from decreases in the sales of appliances in China and major appliances in Canada.  Our services revenue category posted a 2.6% comparable store sales decline due primarily to a decrease in sales of extended service contracts, partially offset by an increase in our product repair business.

Our International segment’s gross profit rate in the second quarter of fiscal 2009 increased by 0.1% of revenue to 21.3% of revenue. In the first six months of fiscal 2009, our International segment’s gross profit rate was 20.8% of revenue, an improvement from 20.6% of revenue in the same period one year ago. In both the second quarter and first six month of fiscal 2009, the gross profit rate increase was primarily driven by improved promotion control and other gross profit optimization initiatives in China, which was offset partially by a shift in our revenue mix in Canada to lower-margin products, particularly video gaming hardware.

Our International segment’s SG&A expense rate in the second quarter of fiscal 2009 increased by 1.5% of revenue to 19.9% of revenue. In the first six months of fiscal 2009, our International segment’s SG&A expense rate was 20.1% of revenue, compared with 19.2% of revenue in the same period one year ago. In both the second quarter and first six months of fiscal 2009, the increase in the International segment’s SG&A expense rate was primarily driven by planned investments in Best Buy China, Mexico and Turkey for future store expansion and new store start-up; information technology and customer analytic investments to support our international growth; and inflationary pressures on rent and other operating costs in China.

Liquidity and Capital Resources

Summary

The following table summarizes our cash and cash equivalents and short-term investments balances at August 30, 2008; March 1, 2008; and September 1, 2007 ($ in millions):

	August 30, 2008	March 1, 2008	September 1, 2007
Cash and cash equivalents	$544	$1,438	$1,390
Short-term investments	—	64	121
Total cash and cash equivalents and short-term investments	$544	$1,502	$1,511

We ended the second quarter of fiscal 2009 with $0.5 billion of cash and cash equivalents and short-term investments, compared with $1.5 billion at the end of fiscal 2008 and $1.5 billion at the end of the second quarter of fiscal 2008. The decrease in the balance of our cash and cash equivalents and short-term investments compared with the end of fiscal 2008 and the end of the second quarter of fiscal 2008 was due primarily to the liquidation of a substantial portion of our investment portfolio to fund, in part, our acquisition of Best Buy Europe.

Our current ratio, calculated as current assets divided by current liabilities, was 0.9 at the end of the second quarter of fiscal 2009, compared with 1.1 at the end of fiscal 2008 and 1.0 at the end of the second quarter of fiscal 2008.  The decrease in our current ratio compared with the end of fiscal 2008 and the end of the second quarter of fiscal 2008 was due primarily to decreases in our cash and cash equivalents and short-term investments, partially offset by increases in merchandise inventories and accounts payable. The decreases in our cash and cash equivalents and short-term investments were due primarily to the liquidation of a substantial portion of our investment portfolio to fund the acquisition of Best Buy Europe.  The increases in merchandise inventories and accounts payable were primarily driven by purposeful investments in high-demand products, such as flat-panel televisions, computing and mobile phones.

Our debt-to-capitalization ratio, which represents the ratio of total debt, including the current portion of long-term debt, to total capitalization (total debt plus total shareholders’ equity), increased to 36% at the end of the second quarter of fiscal 2009, compared with 15% at the end of fiscal 2008 and 37% at the end of the second quarter of fiscal 2008. We view our debt-to-capitalization ratio as an important indicator of our creditworthiness. The increase compared with the end of fiscal 2008 was driven primarily by increased borrowings in connection with our acquisition of Best Buy Europe.

Our adjusted debt-to-capitalization ratio, which includes capitalized operating lease obligations in its calculation, was 65% at the end of the second quarter of fiscal 2009, compared with 60% at the end of fiscal 2008 and 69% at the end of the second quarter of fiscal 2008. The increase compared with the end of fiscal 2008 was driven primarily by increased borrowings in connection with our acquisition of Best Buy Europe.

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

	August 30, 2008	March 1, 2008	September 1, 2007
Debt (including current portion)	$2,690	$816	$1,977
Capitalized operating lease obligations (8 times rental expense)[1]	5,964	5,902	5,566
Total debt (including capitalized operating lease obligations)	$8,654	$6,718	$7,543

Debt (including current portion)	$2,690	$816	$1,977
Capitalized operating lease obligations (8 times rental expense)[1]	5,964	5,902	5,566
Total shareholders’ equity	4,752	4,484	3,381
Adjusted capitalization	$13,406	$11,202	$10,924

Debt-to-capitalization ratio	36%	15%	37%
Adjusted debt-to-capitalization ratio (including capitalized operating lease obligations)	65%	60%	69%

1      The multiple of eight times rental expense used to calculate our capitalized operating lease obligations total is the multiple used for the retail sector by one of the nationally recognized credit rating agencies that rate our creditworthiness.

Our liquidity is affected by restricted cash balances that are pledged as collateral or restricted to use for vendor payables, general liability insurance, workers’ compensation insurance and customer warranty and insurance programs. Restricted cash and cash equivalents, which is included in other current assets, totaled $440 million, $309 million and $385 million at August 30, 2008; March 1, 2008; and September 1, 2007, respectively.  The increases in restricted cash compared with the end of fiscal 2008 and the end of the second quarter of fiscal 2008 were due primarily to $112 million of restricted cash acquired from Best Buy Europe.

Cash Flows

The following table summarizes our cash flows for the first six months of the current and prior fiscal years ($ in millions):

	Six Months Ended
	August 30, 2008	September 1, 2007
Total cash provided by (used in):
Operating activities	$50	$131
Investing activities	(2,500)	2,143
Financing activities	1,505	(2,160)
Effect of exchange rate changes on cash	51	71
(Decrease) increase in cash and cash equivalents	$(894)	$185

Note: See consolidated statements of cash flows included in Item 1, Consolidated Financial Statements, of this Quarterly Report on Form 10-Q for additional information.

Cash provided by operating activities in the first six months of fiscal 2009 totaled $50 million, compared with $131 million in the first six months of fiscal 2008. The decrease in cash provided by operations was due primarily to a decrease in earnings and increases in merchandise inventories and income taxes, partially offset by an increase in accounts payable. The increase in cash used for merchandise inventories was due primarily to investments in high-demand products, including flat-panel televisions, computing and mobile phones.  The increase in cash used for income taxes was due primarily to the timing of payments and a modestly higher effective income tax rate.  The decrease in cash used for accounts payable was due primarily to the timing of scheduled vendor payments and higher average accounts payable balances.

Cash used in investing activities in the first six months of fiscal 2009 was $2.5 billion, compared with cash provided by investing activities of $2.1 billion in the first six months of fiscal 2008. The change was due primarily to a decrease in the net sales of investments of approximately $2.5 billion and an increase in cash used in acquisition activities.  We invested $2.1 billion, net of cash acquired, to acquire Best Buy Europe in the second quarter of fiscal 2009, as compared to the acquisition of Speakeasy in the first quarter of fiscal 2008 for $89 million.  In addition, our capital expenditures increased by $126 million to $502 million in the first six months of fiscal 2009, as compared to capital expenditures of $376 million in the first six months of fiscal 2008.

Cash provided by financing activities was $1.5 billion in the first six months of fiscal 2009, compared with cash used in financing activities of $2.2 billion for the first six months of fiscal 2008. The increase in cash provided by financing activities was primarily the result of a decrease in repurchases of common stock and an increase in net borrowings. During the first six months of fiscal 2009, we made no repurchases of our common stock, compared with $3.5 billion in purchases of our common stock during the first six months of fiscal 2008.  Additionally, net borrowings were $1.6 billion in the first six months of fiscal 2009, compared with $1.3 billion in the first six months of fiscal 2008.

Share Repurchases and Dividends

For the three months ended August 30, 2008, we made no share repurchases under our June 2007 share repurchase program. For the three months ended September 1, 2007, we purchased and retired 1.1 million shares of our common stock at a cost of $49 million under our June 2006 share repurchase program and 55.7 million shares of our common stock through our $3.0 billion accelerated share repurchase under our June 2007 share repurchase program.

During the second quarter of fiscal 2009, we paid our regular quarterly cash dividend of $0.13 per common share, or $53 million in the aggregate.  During the same period one year ago, we paid a regular quarterly cash dividend of $0.10 per common share, or $45 million in the aggregate.  As announced on June 25, 2008, our Board increased our regular quarterly cash dividend by 8%, to $0.14 per common share.  The change is effective with the quarterly dividend payable, which, as announced September 17, 2008, our Board has authorized, and is payable on October 28, 2008, to shareholders of record as of October 7, 2008.

Sources of Liquidity

Funds generated by operating activities, available cash and cash equivalents, and our credit facilities continue to be our most significant sources of liquidity. We believe funds generated from the expected results of operations and available cash and cash equivalents will be sufficient to finance anticipated expansion plans and strategic initiatives for the remainder of fiscal 2009.  However, our credit facilities are available for additional working capital needs and investment opportunities as necessary, such as our $2.2 billion acquisition of Best Buy Europe that was consummated on June 30, 2008, and was financed through a combination of cash on hand, existing amounts available under our $2.5 billion unsecured revolving credit facility and proceeds from our $500 million private debt offering. There can be no assurance, however, that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under our credit facilities.

We have a $2.5 billion five-year unsecured revolving credit facility, as amended (the “Credit Agreement”), with a syndicate of banks. The Credit Agreement permits borrowings up to $2.5 billion, and may be increased up to $3.0 billion at our option if the administrative agent under the Credit Agreement grants its consent and each of the banks provides an incremental credit commitment. The Credit Agreement has a $300 million letter of credit sub-limit and a $200 million foreign currency sub-limit. The Credit Agreement terminates in September 2012. For additional information regarding the Credit Agreement, see Note 4, Debt, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended March 1, 2008.

On September 15, 2008, Lehman Brothers Holdings Inc. (“Lehman”) filed a petition under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the Southern District of New York.  A subsidiary of Lehman, Lehman Commercial Paper Inc. (“Lehman CPI”) is one of the lenders under the Credit Agreement, representing a commitment of $180 million, of which $83 million was outstanding at October 6, 2008.  Since September 22, 2008, however, Lehman CPI has declined requests for funding under our Credit Agreement, and it is not certain whether Lehman CPI will participate in any future requests for funding or whether another lender might assume its commitment. Based on the total amount outstanding under the Credit Agreement of $1.5 billion at October 6, 2008, and our anticipated future utilization, we believe we continue to have sufficient liquidity to meet our working capital needs, even if Lehman CPI is unable to participate in any future requests for funding.

We have inventory financing programs available to us totaling $28 million through which certain vendors receive payments from a designated finance company for amounts we owe to them. We have $806 million available from February through July, and $811 million available from August through January, of each year, under secured and unsecured revolving demand facilities related to our International segment operations, of which $324 million was outstanding at August 30, 2008.

At August 30, 2008, we had $354 million of auction-rate securities, which are recorded at par on our consolidated balance sheet, as we believe par approximates fair value.  The majority of our auction-rate securities are AAA/Aaa-rated and collateralized by student loans, which are guaranteed 95% to 100% by the U.S. government. See Note 3, Investments, of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for more information. Due to the auction failures that began in mid-February 2008, we have been unable to liquidate many of our auction-rate securities.  The investment principal associated with failed auctions will not be accessible until successful auctions occur, a buyer is found outside of the auction process, the issuers establish a different form of financing to replace these securities, or final payments come due according to the contractual maturities of the debt issues, which range from 8 to 40 years. We intend to hold our auction-rate securities until we can recover the full principal amount through one of the means described above, and have the ability to do so based on our other sources of liquidity.

Our credit ratings and outlooks at October 6, 2008, are summarized below and are consistent with the ratings and outlooks reported in our Annual Report on Form 10-K for the fiscal year ended March 1, 2008, except for the outlook assigned by Standard & Poor’s, who announced on June 10, 2008, that it had reaffirmed its BBB rating on our company, but that it had assigned a negative outlook to us due to our increased leverage and the operational risks associated with our acquisition of Best Buy Europe.

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

Debt and Capital

At August 30, 2008, we had debt outstanding under our Credit Agreement of $1.2 billion, an increase from $120 million at March 1, 2008, due primarily to increased borrowings in connection with our acquisition of Best Buy Europe and for normal working capital needs. See our Annual Report on Form 10-K for the fiscal year ended March 1, 2008, for additional information regarding our debt and capital.  In addition, we assumed $281 million of revolver debt as part of our acquisition of Best Buy Europe, which is available under a £350 million (or, $697 million using the exchange rate in effect two months prior to August 30, 2008) facility agreement between CPW, Best Buy Europe and us. CPW agreed to provide a revolving credit facility to Best Buy Europe for which we guarantee up to 50% of the amount outstanding.

On June 24, 2008, we sold $500 million principal amount of notes due July 15, 2013 (the “Notes”). The Notes bear interest at a fixed rate of 6.75% per year, payable semi-annually on January 15 and July 15 of each year, beginning on January 15, 2009.  See Note 6, Debt, of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for more information.

Off-Balance-Sheet Arrangements and Contractual Obligations

Our liquidity is not dependent on the use of off-balance sheet financing arrangements other than in connection with our operating leases.

Other than the issuance of the Notes and the assumption of Best Buy Europe debt, there has been no material change in our contractual obligations other than in the ordinary course of business since the end of fiscal 2008. See our Annual Report on Form 10-K for the fiscal year ended March 1, 2008, for additional information regarding our off-balance-sheet arrangements and contractual obligations.

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

In May 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 162, The Hierarchy of Generally Accepted Accounting Principles. This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS No. 162 is effective 60 days following approval by the U.S. Securities and Exchange Commission (“SEC”) of the Public Company Accounting Oversight Board’s amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally

Accepted Accounting Principles. We do not expect SFAS No. 162 to have a material impact on the preparation of our consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurements, and requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. This statement applies under other accounting pronouncements that require or permit fair value measurements. In February 2008, the FASB issued FSPs No. 157-1 and No. 157-2, which, respectively, removed leasing transactions from the scope of SFAS No. 157 and deferred for one year the effective date for SFAS No. 157 as it applies to certain nonfinancial assets and liabilities. On March 2, 2008, we adopted, on a prospective basis, the SFAS No. 157 definition of fair value and became subject to the new disclosure requirements (excluding FSP 157-2) with respect to our fair value measurements of (a) nonfinancial assets and liabilities that are recognized or disclosed at fair value in our financial statements on a recurring basis (at least annually) and (b) all financial assets and liabilities.  Our adoption did not impact our consolidated financial position or results of operations.  The additional disclosures required by SFAS No. 157 are included in Note 4, Fair Value Measurements.

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

Outlook

In our September 16, 2008, announcement of our results of operations for the second quarter of fiscal 2009, we reiterated the earnings guidance for fiscal 2009 that we provided in our Annual Report on Form 10-K for the fiscal year ended March 1, 2008, of $3.25 to $3.40 per diluted share.  Our announcement also provided updated estimates for other operating metrics, as well as the acquisition of Best Buy Europe and the suspension of our share repurchase activities, and the impact thereof on our estimated annual earnings.

We believe deteriorating economic conditions and heightened turmoil in the financial markets since our September 16, 2008, announcement have adversely impacted discretionary consumer spending.  As a result, our Domestic comparable store sales for fiscal September declined approximately 2%, which was below our expectations.  It is unclear the extent to which these conditions will persist and what overall impact they will have on future consumer spending as compared to our expectations.  We will continue to monitor consumer spending behavior and, consistent with our practice, provide an update to our outlook if and when we determine that there is a material change in our expected annual results.

For additional information on our outlook for fiscal 2009, see the Outlook for Fiscal 2009 section provided in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended March 1, 2008, and the Outlook section provided in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2008.

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

It is not possible to determine the exact impact of foreign currency exchange rate changes; however, the effect on reported revenue and net earnings can be estimated.  We estimate that the overall weakness of the U.S. dollar had a favorable impact on revenue of approximately $74 million in the second quarter of fiscal 2009.  In addition, we estimate that such weakness had a favorable impact of approximately $1 million on net earnings in the second quarter of fiscal 2009.

In August 2008, the U.S. dollar strengthened relative to the British pound, which is the functional currency of Best Buy Europe.  The balance sheet of Best Buy Europe included in our consolidated balance sheet at August 30, 2008, was translated using the exchange rate in effect two months prior to August 30, 2008, as Best Buy Europe is reported on a two-month lag.  If the balance sheet had been translated using the exchange rate in effect at August 30, 2008, the impact to would have been to decrease total assets and total liabilities by $415 million and $167 million, respectively.

Interest Rate Risk

Short-term and long-term debt

At August 30, 2008, our short-term and long-term debt was comprised primarily of credit facilities and convertible debentures. We do not manage the interest rate risk on our debt through the use of derivative instruments.

Our credit facilities are not subject to material interest rate risk. The credit facilities’ interest rates may be reset due to fluctuations in a market-based index, such as the federal funds rate, LIBOR, or the base rate or prime rate of our lenders. A hypothetical 100-basis-point change in the interest rates of our credit facilities would change our annual pre-tax earnings by $15 million.

Our convertible debentures are not subject to material interest rate risk. The interest rate on our debentures may be reset but not more than 100 basis points higher than the current rates. If the interest rate on the debentures at August 30, 2008, were to be reset 100 basis points higher, our annual pre-tax earnings would decrease by $4 million.

Short-term and long-term investments

At August 30, 2008, our short-term and long-term investments were comprised primarily of debt securities, specifically auction-rate securities.  Our investments in debt securities are not subject to material interest rate risk. A hypothetical 100-basis-point change in the interest rate would change our annual pre-tax earnings by $4 million. We do not currently manage interest rate risk on our investments through the use of derivative instruments.

Other Market Risks

Investments in auction-rate securities

At August 30, 2008, we held $354 million (par value) in investments in auction-rate securities and concluded that no impairment exists on these securities.  Given current conditions in the auction-rate securities market as described in Note 3, Investments, of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, we may incur temporary unrealized losses or other-than-temporary realized losses in the future if market conditions persist and we are unable to recover the cost of our investments in auction-rate securities.  A hypothetical 100-basis-point loss from the par value of these investments would result in a $4 million impairment.

Insurance relationships

We have various commercial insurance relationships with AIG Commercial Insurance Group, Inc. (“AIG CI”), a subsidiary of American International Group, Inc. (“AIG”), including our sale of extended service contracts on behalf of AIG CI.  AIG CI has publicly stated as recently as October 8, 2008, that it remains well-capitalized and financially secure, with ample resources to pay policyholder claims and plans to continue to underwrite policies.  Accordingly, we anticipate that we will continue to be able to sell extended service contracts on behalf of AIG CI, as well as maintain our other insurance relationships with AIG CI.  We have no reason to believe that the current financial condition of AIG will have a material adverse effect on AIG CI.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), at August 30, 2008. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at August 30, 2008, our disclosure controls and procedures were effective.

There was no change in internal control over financial reporting during the fiscal quarter ended August 30, 2008, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

We acquired Best Buy Europe during the second quarter of fiscal 2009. We have not fully evaluated changes in internal control over financial reporting associated with this acquisition and, therefore, any material changes that may result from this acquisition have not been disclosed in this report. We intend to disclose all material changes resulting from this acquisition within or prior to our first annual assessment of internal control over financial reporting required to include Best Buy Europe (fiscal 2010).

The operating results reported in this Quarterly Report on Form 10-Q do not include those of Best Buy Europe, as the results are being reported on a two-month lag.

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

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs[1]
June 1, 2008, through July 5,2008	—	$—	—	$2,500,000,000
July 6, 2008, through August 2, 2008	—	—	—	2,500,000,000
August 3, 2008, through August 30, 2008	—	—	—	2,500,000,000
Total Fiscal 2009 Second Quarter	—	—	—	2,500,000,000

1      “Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs” reflects our $5.5 billion share repurchase program announced on June 27, 2007, less $3.0 billion purchased in fiscal 2008.  There is no stated expiration date for the June 2007 share repurchase program.

ITEM 4. SUBMISSION OF MATTERS OF A VOTE OF SECURITY HOLDERS

Our Regular Meeting of Shareholders was held on June 25, 2008.

a.             The individuals named below were elected as Class 1 directors, each to serve for a term expiring with the election of directors at our 2010 Regular Meeting of Shareholders. Shares voted were as follows:

Bradbury H. Anderson
Shares For	372,036,039
Shares Withheld	6,298,123

Kathy J. Higgins Victor
Shares For	362,436,827
Shares Withheld	15,897,335

Allen U. Lenzmeier
Shares For	372,097,684
Shares Withheld	6,236,478

Rogelio M. Robolledo
Shares For	373,314,376
Shares Withheld	5,019,786

Frank D. Trestman
Shares For	369,843,915
Shares Withheld	8,490,247

b.             The appointment of the Class 2 director named below was ratified. The terms of the Class 2 directors expire with the election of directors at our 2009 Regular Meeting of Shareholders. Shares voted were as follows:

George L. Mikan III
Shares For	372,794,757
Shares Withheld	5,539,405

c.             The appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year beginning March 2, 2008, was ratified. There were 375,086,493 votes for, and 440,508 votes against, ratification. There were 2,807,161 abstentions.

d.             A proposal to approve the Best Buy Co., Inc. 2008 Employee Stock Purchase Plan was approved. There were 323,638,317 votes for, and 10,678,995 votes against, approval. There were 2,813,078 abstentions and 43,297,378 broker non-votes.

e.             A proposal to amend our Restated Articles of Incorporation was approved. There were 294,395,706 votes for, and 80,937,304 votes against, approval. There were 3,001,152 abstentions.

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

BEST BUY CO., INC.
(Registrant)

Date: October 9, 2008	By:	/s/ BRADBURY H. ANDERSON
Bradbury H. Anderson
Vice Chairman and Chief Executive Officer (duly authorized officer)

Date: October 9, 2008	By:	/s/ JAMES L. MUEHLBAUER
James L. Muehlbauer
Executive Vice President — Finance and Chief Financial Officer (duly authorized and principal financial officer)

Date: October 9, 2008	By:	/s/ SUSAN S. GRAFTON
Susan S. Grafton
Vice President, Controller and Chief Accounting Officer (duly authorized and chief accounting officer)