Form 10-Q
period 2008-11-29
BEST BUY CO INC
filed 2009-01-08
CIK 764478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 29, 2008

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, $.10 Par Value — 413,429,000 shares outstanding as of November 29, 2008.

BEST BUY CO., INC.

FORM 10-Q FOR THE QUARTER ENDED NOVEMBER 29, 2008

PART I — FINANCIAL INFORMATION

ITEM 1.               CONSOLIDATED FINANCIAL STATEMENTS

BEST BUY CO., INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

($ in millions, except per share amounts)

(Unaudited)

	November 29, 2008	March 1, 2008	December 1, 2007
CURRENT ASSETS
Cash and cash equivalents	$569	$1,438	$1,319
Short-term investments	25	64	295
Receivables	2,638	549	739
Merchandise inventories	8,207	4,708	7,451
Other current assets	879	583	673
Total current assets	12,318	7,342	10,477

PROPERTY AND EQUIPMENT
Property and equipment	7,513	5,608	5,498
Less accumulated depreciation	3,245	2,302	2,238
Net property and equipment	4,268	3,306	3,260

GOODWILL	2,414	1,088	1,086

TRADENAMES	182	97	96

EQUITY AND OTHER INVESTMENTS	435	605	230

OTHER ASSETS	1,030	320	325

TOTAL ASSETS	$20,647	$12,758	$15,474

NOTE:  The consolidated balance sheet as of March 1, 2008, has been condensed from the audited consolidated financial statements.

See Notes to Condensed Consolidated Financial Statements.

BEST BUY CO., INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

($ in millions, except per share amounts)

(Unaudited)

	November 29, 2008	March 1, 2008	December 1, 2007
CURRENT LIABILITIES
Accounts payable	$8,219	$4,297	$7,597
Unredeemed gift card liabilities	468	531	471
Accrued compensation and related expenses	410	373	339
Accrued liabilities	1,749	975	1,337
Accrued income taxes	148	404	146
Short-term debt	2,153	156	326
Current portion of long-term debt	48	33	20
Total current liabilities	13,195	6,769	10,236

LONG-TERM LIABILITIES	1,093	838	811

LONG-TERM DEBT	1,125	627	642

MINORITY INTERESTS	674	40	39

SHAREHOLDERS’ EQUITY
Preferred stock, $1.00 par value: Authorized — 400,000 shares; Issued and outstanding — none	—	—	—
Common stock, $.10 par value: Authorized — 1.0 billion shares; Issued and outstanding — 413,429,000, 410,578,000 and 419,484,000 shares, respectively	41	41	42
Additional paid-in capital	172	8	74
Prepaid stock repurchase	—	—	(200)
Retained earnings	4,202	3,933	3,320
Accumulated other comprehensive income	145	502	510
Total shareholders’ equity	4,560	4,484	3,746

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$20,647	$12,758	$15,474

NOTE:  The consolidated balance sheet as of March 1, 2008, has been condensed from the audited consolidated financial statements.

See Notes to Condensed Consolidated Financial Statements.

BEST BUY CO., INC.

CONSOLIDATED STATEMENTS OF EARNINGS

($ in millions, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	November 29, 2008	December 1, 2007	November 29, 2008	December 1, 2007
Revenue	$11,500	$9,928	$30,291	$26,605
Cost of goods sold	8,639	7,591	22,916	20,237
Gross profit	2,861	2,337	7,375	6,368
Selling, general and administrative expenses	2,587	1,986	6,485	5,350
Operating income	274	351	890	1,018
Other (expense) income
Investment income and other	(3)	32	27	98
Investment impairment	(111)	—	(111)	—
Interest expense	(35)	(23)	(69)	(53)
Earnings before income tax expense, minority interests and equity in income (loss) of affiliates	125	360	737	1,063
Income tax expense	68	129	296	386
Minority interests	(11)	(1)	(13)	(4)
Equity in income (loss) of affiliates	6	(2)	5	(3)

Net earnings	$52	$228	$433	$670

Earnings per share
Basic	$0.13	$0.55	$1.05	$1.50
Diluted	$0.13	$0.53	$1.04	$1.47

Dividends declared per common share	$0.14	$0.13	$0.40	$0.33

Weighted average common shares outstanding (in millions)
Basic	412.9	418.7	412.1	447.2
Diluted	422.6	430.8	422.7	459.5

See Notes to Condensed Consolidated Financial Statements.

BEST BUY CO., INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED NOVEMBER 29, 2008

($ and shares in millions)

(Unaudited)

	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balances at March 1, 2008	411	$41	$8	$3,933	$502	$4,484

Net earnings, nine months ended November 29, 2008	—	—	—	433	—	433
Other comprehensive loss, net of tax
Foreign currency translation adjustments	—	—	—	—	(383)	(383)
Unrealized losses on available-for-sale securities (net of tax of $3)					(4)	(4)
Reclassification adjustment for impairment loss on available-for-sale security included in net earnings (net of tax of $6)	—	—	—	—	30	30
Total comprehensive income						76

Stock-based compensation	—	—	82	—	—	82
Issuance of common stock under employee stock purchase plan	1	—	48	—	—	48
Stock options exercised	1	—	30	—	—	30
Tax benefit from stock options exercised and employee stock purchase plan	—	—	4	—	—	4
Common stock dividends, $0.40 per share	—	—	—	(164)	—	(164)
Balances at November 29, 2008	413	$41	$172	$4,202	$145	$4,560

See Notes to Condensed Consolidated Financial Statements.

BEST BUY CO., INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)

(Unaudited)

	Nine Months Ended
	November 29, 2008	December 1, 2007
OPERATING ACTIVITIES
Net earnings	$433	$670
Adjustments to reconcile net earnings to total cash (used in) provided by operating activities
Depreciation	520	419
Investment impairment charge	111	—
Stock-based compensation	82	84
Deferred income taxes	(66)	2
Amortization of long-lived assets	42	1
Excess tax benefits from stock-based compensation	(5)	(17)
Other, net	16	(3)
Changes in operating assets and liabilities, net of acquired assets and liabilities
Receivables	(1,032)	(177)
Merchandise inventories	(3,210)	(3,295)
Other assets	(117)	11
Accounts payable	3,285	3,498
Other liabilities	152	176
Accrued income taxes	(291)	(123)
Total cash (used in) provided by operating activities	(80)	1,246

INVESTING ACTIVITIES
Additions to property and equipment, net of $160 and $89 non-cash capital expenditures in the nine months ended November 29, 2008, and December 1, 2007	(927)	(584)
Purchases of investments	(95)	(5,147)
Sales of investments	255	7,734
Acquisition of businesses, net of cash acquired	(2,167)	(89)
Change in restricted assets	(17)	(13)
Other, net	(18)	2
Total cash (used in) provided by investing activities	(2,969)	1,903

FINANCING ACTIVITIES
Borrowings of debt	4,314	4,288
Repayments of debt	(2,082)	(3,986)
Dividends paid	(165)	(148)
Issuance of common stock under employee stock purchase plan and for the exercise of stock options	78	110
Excess tax benefits from stock-based compensation	5	17
Repurchase of common stock	—	(3,461)
Other, net	(9)	41
Total cash provided by (used in) financing activities	2,141	(3,139)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	39	104

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(869)	114

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,438	1,205

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$569	$1,319

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

We consolidate the financial results of our China and Europe operations on a two-month lag.  In addition, we plan to reflect our Mexico and Turkey businesses on a two-month lag.  There was no significant intervening event that would have materially affected our consolidated financial statements had it been recorded during the three months ended November 29, 2008.

Reclassifications

To maintain consistency and comparability, we reclassified certain prior-year amounts to conform to the current-year presentation as described in Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended March 1, 2008. To conform our consolidated statement of cash flows to the current-year presentation, we reclassified to purchases of investments, $385, and to sales of investments, $407, for the nine months ended December 1, 2007, which were previously reported in change in restricted assets within cash provided by investing activities.

These reclassifications had no effect on previously reported consolidated operating income, net earnings, cash flows from investing activities or shareholders’ equity.

New Accounting Standards

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants. Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We do not believe our adoption of FSP APB 14-1 beginning in the first quarter of fiscal 2010 will have an impact on our consolidated financial position and results of operations.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133. SFAS No. 161 is intended to improve financial reporting standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand the effect these instruments and activities have on an entity’s financial position, financial performance and cash flows. Entities are required to provide enhanced disclosures about: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We will adopt SFAS No. 161 beginning in the fourth quarter of fiscal 2009. We are evaluating the impact the adoption of SFAS No. 161 will have on our consolidated financial statements.

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

The deferral provided by FSP No. 157-2 applies to such items as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) and nonfinancial long-lived asset groups measured at fair value for an impairment assessment.  We are evaluating the impact FSP No. 157-2 will have on our nonfinancial assets and liabilities that are measured at fair value, which are recognized or disclosed at fair value on a nonrecurring basis.

2.                        Acquisitions

Napster

On September 14, 2008, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Napster, Inc. (“Napster”).  The transaction was consummated on October 25, 2008.  The effective acquisition date for accounting purposes was the close of business October 31, 2008, the end of Napster’s October month-end. We acquired Napster for $120 (or $99 net of cash acquired), pursuant to a cash tender offer whereby all issued and outstanding shares of Napster common stock, and all stock purchase rights associated with such shares, were acquired by us at a price of $2.65 per share. Of the $120 purchase price, $4 represented our ownership interest in Napster common shares prior to the date of the Merger Agreement.

We entered into this transaction as we believe Napster has one of the most comprehensive and easy-to-use digital music offerings in the industry.  The amount we paid in excess of the fair value of the net assets acquired was to obtain Napster’s capabilities and digital subscriber base to reach new customers with an enhanced experience for exploring and selecting music and other digital entertainment products over an increasing array of devices, such as bundling the sale of hardware with digital services.  We believe the combined capabilities of our two companies will allow us to build stronger relationships with customers and expand the number of subscribers.

We have consolidated Napster in our financial results as part of our Domestic segment from the date of acquisition. We accounted for the acquisition pursuant to SFAS No. 141, Business Combinations, using the purchase method. Accordingly, we recorded the net assets acquired at their estimated fair values and allocated the purchase price on a preliminary basis using information currently available.  The allocation of the purchase price to the acquired assets and liabilities will be finalized no later than the third quarter of fiscal 2010, as we obtain more information regarding asset valuations, liabilities assumed and revisions of preliminary estimates of fair values made at the date of acquisition.  None of the goodwill is deductible for tax purposes.

The preliminary purchase price allocation was as follows:

Cash and cash equivalents	$21
Short term investments	28
Receivables	3
Other current assets	2
Property and equipment	9
Goodwill	43
Tradenames	13
Customer relationships	3
Equity and other investments	3
Other assets	37
Total assets	162

Accounts payable	(3)
Other current liabilities	(39)
Total liabilities	(42)

Purchase price allocated to assets and liabilities acquired	$120

Best Buy Europe

On May 7, 2008, we entered into a Sale and Purchase Agreement (“SPA”) with The Carphone Warehouse Group PLC (“CPW”). All conditions to closing were satisfied, and the transaction was consummated on June 30, 2008.  The effective acquisition date for accounting purposes was the close of business on June 28, 2008, the end of CPW’s fiscal first quarter.  Under the terms of the SPA, CPW contributed certain assets and liabilities into a newly-formed company registered in England and Wales, Best Buy Europe Distributions Limited, formerly Best Buy International Limited (“Best Buy Europe”), in exchange for all of the ordinary shares of Best Buy Europe, and our wholly-owned subsidiary,

Best Buy Distributions Limited, purchased 50% of such ordinary shares of Best Buy Europe from CPW for an aggregate purchase price of $2,167.  In addition to the purchase price paid to CPW, we incurred $29 of transactions costs for an aggregate purchase price of $2,196.  We funded the payment of the purchase price and related transactions costs with cash-on-hand, through additional borrowings available under our existing credit facilities and with proceeds from a $500 note offering sold on June 24, 2008, in a private placement.

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

The amount we paid in excess of the fair value of the net assets acquired was primarily for (i) the expected future cash flows derived from the existing business and infrastructure contributed to Best Buy Europe by CPW, which included over 2,400 retail stores, (ii) immediate access to the European market with a management team that is experienced in both retailing and wireless service technologies in this marketplace, and (iii) the expected synergies our management believes this new venture will generate, which include benefits from joint purchasing, sourcing and merchandising.  In addition, Best Buy and CPW plan to introduce new product and service offerings in the retail stores contributed to Best Buy Europe by CPW and launch large-format Best Buy-branded stores and Web sites in the European market beginning in fiscal 2010.

We have consolidated Best Buy Europe in our financial results as part of our International segment from the date of acquisition. We consolidate the financial results of Best Buy Europe on a two-month lag to align with CPW’s quarterly reporting periods. We intend to disclose any significant intervening events related to Best Buy Europe that occur in our fiscal quarters and materially affect our consolidated financial statements.  In the third quarter of fiscal 2009, the U.S. dollar strengthened relative to the British pound, which is the functional currency of Best Buy Europe.  The balance sheet of Best Buy Europe included in our condensed consolidated balance sheet at November 29, 2008, was translated using the exchange rate in effect two months prior to November 29, 2008.  If the balance sheet had been translated using the exchange rate in effect at November 29, 2008, the impact would have been to decrease total assets and total liabilities by $766 and $327, respectively.

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

The preliminary purchase price allocation was as follows:

Cash and cash equivalents	$125
Restricted cash	112
Receivables	1,186
Merchandise inventories	533
Other current assets	123
Property and equipment	548
Goodwill	1,501
Tradenames	94
Customer relationships	484
Other assets	149
Total assets	4,855

Accounts payable	(800)
Other current liabilities	(738)
Short-term debt	(299)
Long-term liabilities	(153)
Total liabilities	(1,990)

Minority interest[1]	(669)

Purchase price allocated to assets and liabilities acquired	$2,196

1                      We acquired a 50% interest in the net assets of Best Buy Europe and are consolidating the financial results of Best Buy Europe as part of the International segment from the date of acquisition. We recorded the fair value adjustments only in respect of the 50% of net assets acquired, with the remaining 50% of the net assets of Best Buy Europe being consolidated and recorded at their historical cost basis.  This also resulted in an initial $669 minority interest being reflected in our condensed consolidated balance sheet in respect of the 50% owned by CPW.

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

We recorded an estimate for costs to terminate certain activities associated with Best Buy Europe operations in accordance with Emerging Issues Task Force Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. A restructuring accrual of $19 has been recorded and reflects the accrued restructuring costs incurred at the date of acquisition, primarily for store closure costs and agreement termination fees, which are expected to be utilized primarily in fiscal 2010. The restructuring accrual was not utilized in the third quarter of fiscal 2009.

Our interest in Best Buy Europe is separate from our investment in the common stock of CPW, as discussed in Note 3, Investments.

Pro Forma Financial Results

Our pro forma condensed consolidated financial results of operations are presented in the following table as if the acquisitions described above had been completed at the beginning of each period presented:

	Three months ended		Nine months ended
	November 29,	December 1,	November 29,	December 1,
	2008	2007	2008	2007
Pro forma revenue	$11,518	$11,470	$33,260	$31,031
Pro forma net earnings	60	214	411	598

Pro forma earnings per common share
Basic	$0.14	$0.51	$1.00	$1.34
Diluted	0.14	0.50	0.98	1.31

Weighted average common shares outstanding
Basic	412.9	418.7	412.1	447.2
Diluted	422.6	430.8	422.7	459.5

These pro forma condensed consolidated financial results have been prepared for comparative purposes only and include certain adjustments, such as increased interest expense on acquisition debt, foregone interest income and amortization related to acquired customer relationships and tradenames. They have not been adjusted for the effect of costs or synergies that would have been expected to result from the integration of these acquisitions or for costs that are not expected to recur as a result of the acquisitions. The pro forma information does not purport to be indicative of the results of operations that actually would have resulted had the acquisitions occurred at the beginning of each period presented, or of future results of the consolidated entities.

3.                        Investments

Investments were comprised of the following:

	November 29, 2008	March 1, 2008	December 1, 2007
Short-term investments
Money market fund	$25	$—	$—
Debt securities	—	64	295
Total short-term investments	$25	$64	$295

Equity and other investments
Debt securities	$339	$417	$—
Marketable equity securities	49	172	214
Other investments	47	16	16
Total equity and other investments	$435	$605	$230

Money Market Fund

We have $25 invested in one money market fund, The Reserve International Liquidity Fund, Ltd. (the “RILF”).  On September 15, 2008, we issued a redemption request for the entire $25. On September 17, 2008, we received a letter from the RILF stating that we would receive par for our investment.  At the end of the third quarter of fiscal 2009, the RILF has not yet honored our redemption request and, accordingly, we have reclassified the $25 from cash equivalents to short-term investments on our consolidated balance sheet at November 29, 2008.  We have determined that fair value approximates par for this investment.

Debt Securities

The following table presents the fair values, related weighted-average interest rates (taxable equivalent), maturities and major security types for our investments in debt securities:

	November 29, 2008		March 1, 2008		December 1, 2007
	Fair Value	Weighted- Average Interest Rate	Fair Value	Weighted- Average Interest Rate	Fair Value	Weighted- Average Interest Rate
Short-term investments	$—	N/A	$64	4.94%	$295	6.91%
Long-term investments	339	3.61%	417	7.60%	—	N/A
Total	$339		$481		$295

Auction-rate securities	$339		$417		$208
Commercial paper	—		64		87
Total	$339		$481		$295

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

Short-term and long-term investments are comprised of auction-rate securities (“ARS”) and commercial paper. We classify investments in ARS and other investments in debt securities as available-for-sale and carry them at fair value. ARS are intended to behave like short-term debt instruments because their interest rates are reset periodically through an auction process, most commonly at intervals of 7, 28 and 35 days. The same auction process has historically provided a means by which we may rollover the investment or sell these securities at par in order to provide us with liquidity as needed.

Our ARS portfolio consisted of the following at November 29, 2008, and March 1, 2008:

Description	Nature of collateral or guarantee	November 29, 2008	March 1, 2008
Student loan bonds	Student loans guaranteed 95% to 100% by the U.S. government	$296	$297
Municipal revenue bonds	96% and 89% insured by AAA/Aaa-rated bond insurers at November 29, 2008, and March 1, 2008, respectively	28	97
Auction preferred securities	Underlying investments of closed-end funds	15	23
Total par value (includes accrued interest)		$339	$417

At November 29, 2008, our ARS portfolio was 96% AAA/Aaa-rated and 4% was below AAA/Aaa-rated.

In mid-February 2008, auctions began to fail due to insufficient buyers, as the amount of securities submitted for sale in auctions exceeded the aggregate amount of the bids.  For each failed auction, the interest rate on the security moves to a maximum rate specified for each security, and generally resets at a level higher than specified short-term interest rate benchmarks.  At November 29, 2008, our entire ARS portfolio, consisting of 57 investments in ARS, was subject to failed auctions; however, we had sold at par $82 in ARS during the first nine months of fiscal 2009. Subsequent to November 29, 2008, and through January 5, 2009, we sold $6 in ARS at par and held $330 (par value) at January 5, 2009.  To date, we have collected all interest due on our ARS and expect to continue to do so in the future.

As a result of the persistent failed auctions, and the uncertainty of when these investments could be liquidated at par, we have classified all of our investments in ARS as non-current assets within equity and other investments in our consolidated balance sheet at November 29, 2008. The investment principal associated with failed auctions will not be accessible until successful auctions occur, a buyer is found outside of the auction process, the issuers establish a different form of financing to replace these securities, or final payments come due according to the contractual maturities of the debt issues, which range from 8 to 40 years. We believe that issuers and financial markets are exploring alternatives that may improve liquidity, although it is not yet clear when or if such efforts will be successful. We intend to hold our ARS until we can recover the full principal amount through one of the means described above, and have the ability to do so based on our other sources of liquidity.

We evaluated our entire ARS portfolio for temporary or other-than-temporary impairment at November 29, 2008, based primarily on the methodology described in Note 4, Fair Value Measurements. As a result of this review, we determined that the fair value of our ARS portfolio at November 29, 2008, approximates par value, and accordingly, we have not recorded any impairment. The estimated fair values could change significantly based on future market conditions. We will continue to assess the fair value of our ARS for substantive changes in relevant market conditions, changes in our financial condition or other changes that may alter our estimates described above. We may be required to record an unrealized holding loss or an impairment charge to earnings if we determine that our investment portfolio has incurred a decline in fair value that is temporary or other-than-temporary, respectively.

Of our ARS portfolio, $90 was marketed and sold by UBS AG and its affiliates (collectively, “UBS”). On October 29, 2008, we accepted a settlement with UBS pursuant to which UBS issued to us Series C-2 Auction Rate Securities Rights (the “ARS Rights”). The ARS Rights provide us the right to receive the par value of our UBS-brokered ARS plus accrued but unpaid interest. The settlement provides that we may require UBS to purchase our UBS-brokered ARS at par value at any time between June 30, 2010 and July 2, 2012. The ARS Rights are not transferable, tradable or marginable, and will not be listed or quoted on any securities exchange or any electronic communications network.

As part of the settlement, UBS Bank USA or an affiliate (collectively, “UBS Bank”) agreed to establish a revolving credit line in an amount up to 100% of the par value of the UBS-brokered ARS that we pledge as collateral, subject to us entering into a credit agreement with UBS Bank (see Note 6, Debt).

There were no unrealized holding gains or losses recorded in accumulated other comprehensive income at November 29, 2008; March 1, 2008; and December 1, 2007, related to our investments in debt securities.

Marketable Equity Securities

We also invest in marketable equity securities and classify them as available-for-sale. Investments in marketable equity securities are included in equity and other investments in our consolidated balance sheets, and are reported at fair value based on quoted market prices.

Our investments in marketable equity securities were as follows:

	November 29, 2008	March 1, 2008	December 1, 2007

Common stock of CPW	$47	$160	$198
Other	2	12	16
Total	$49	$172	$214

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

During the second quarter of fiscal 2008, we purchased in the open market 26.1 million shares of CPW common stock for $183, representing nearly 3% of CPW’s then outstanding shares.  In accordance with the policy and process discussed above, we reviewed our investment in CPW and determined, based on specific facts and circumstances, that it had incurred an other-than-temporary impairment at November 29, 2008.  Accordingly, at November 29, 2008, we recorded a $111 impairment charge on our investment in CPW common stock, which is reflected within investment impairment in our consolidated statement of earnings, to reflect the market price of £1.175 per share for CPW’s stock at November 29, 2008.  Consequently, there was no temporary impairment recorded in accumulated other comprehensive income in shareholders’ equity related to this investment at November 29, 2008.  The remaining change in the carrying value of this investment of $25 from the original $183 cost basis was recognized as cumulative translation adjustment as our investment in CPW common stock was made by one of our Canadian subsidiaries.

All unrealized holding gains or losses related to our investments in marketable equity securities are reflected net of tax in accumulated other comprehensive income in shareholders’ equity. Net unrealized gain (loss), net of tax, included in accumulated other comprehensive income was $1, $(25) and $11 at November 29, 2008; March 1, 2008; and December 1, 2007, respectively.

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The fair value hierarchy requires the use of observable market data when available.  In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following table sets forth by level within the fair value hierarchy, our financial assets and liabilities that were accounted for at fair value on a recurring basis at November 29, 2008, according to the valuation techniques we used to determine their fair values.

	Fair Value at	Fair Value Measurements Using Inputs Considered as
	November 29, 2008	Level 1	Level 2	Level 3

ASSETS
Short-term investments
Money market fund	$25	$—	$25	$—
Other current assets (restricted assets)
U.S. Treasury bills	60	60	—	—
Equity and other investments
Auction rate securities	339	—	—	339
Marketable equity securities	49	49	—	—
Other assets
Assets that fund deferred compensation	67	67	—	—

LIABILITIES
Long-term liabilities
Deferred compensation	59	59	—	—

The following tables provide a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3).

	Debt securities- Auction-rate securities only
	Student loan bonds	Municipal revenue bonds	Auction preferred securities	Total
Balances at August 30, 2008	$295	$44	$15	$354
Realized gain (loss) included in earnings	—	—	—	—
Unrealized gain (loss) included in other comprehensive income	—	—	—	—
Purchases, sales and settlements, net	(1)	(16)	—	(17)
Interest accrued (received), net	2	—	—	2
Transfers in and/or (out) of Level 3	—	—	—	—
Balances at November 29, 2008	$296	$28	$15	$339

	Debt securities- Auction-rate securities only
	Student loan bonds	Municipal revenue bonds	Auction preferred securities	Total
Balances at March 1, 2008	$297	$97	$23	$417
Realized gain (loss) included in earnings	—	—	—	—
Unrealized gain (loss) included in other comprehensive income	—	—	—	—
Purchases, sales and settlements, net	(2)	(69)	(8)	(79)
Interest accrued (received), net	1	—	—	1
Transfers in and/or (out) of Level 3	—	—	—	—
Balances at November 29, 2008	$296	$28	$15	$339

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Money Market Fund. The fair value of our money market fund investment was classified as Level 2.  As described in Note 3, Investments, the fund is not trading on a regular basis and we have been unable to obtain pricing information on an ongoing basis.

U.S. Treasury Bills. The fair value of our U.S. Treasury notes was classified as Level 1 as they trade with sufficient frequency and volume to enable us to obtain pricing information on an ongoing basis.

Auction Rate Securities. Our investments in auction-rate securities were classified as Level 3 as quoted prices were unavailable due to events described in Note 3, Investments.  Due to limited market information, we utilized a discounted cash flow (“DCF”) model to derive an estimate of fair value at November 29, 2008.  The assumptions used in preparing the DCF model included estimates with respect to the amount and timing of future interest and principal payments, forward projections of the interest rate benchmarks, the probability of full repayment of the principal considering the credit quality and guarantees in place, and the rate of return required by investors to own such securities given the current liquidity risk associated with auction-rate securities.

Marketable Equity Securities. Our marketable equity securities were measured at fair value using quoted market prices.  They were classified as Level 1 as they trade in an active market for which closing stock prices are readily available.

Deferred Compensation. Our deferred compensation liabilities and the assets that fund our deferred compensation consist of investments in mutual funds. These investments were classified as Level 1 as the shares of these mutual funds trade with sufficient frequency and volume to enable us to obtain pricing information on an ongoing basis.

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

During the nine months ended November 29, 2008, we had no significant measurements of assets or liabilities at fair value (as defined in SFAS No. 157) on a nonrecurring basis subsequent to their initial recognition. The effective date of SFAS No. 157 was deferred under FSP No. 157-2.  SFAS No. 157 relates to nonfinancial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis. This deferral applies to such items as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) or nonfinancial long-lived asset groups measured at fair value for an impairment assessment. In the first nine months of fiscal 2009, the measurements of fair value affected by the deferral under FSP No. 157-2 related to nonfinancial assets and liabilities recognized as a result of the acquisitions discussed in Note 2, Acquisitions.

5.                         Goodwill and Intangible Assets

The changes in the carrying amount of goodwill and tradenames by segment were as follows in the nine months ended November 29, 2008:

	Goodwill			Tradenames
	Domestic	International	Total	Domestic	International	Total
Balances at March 1, 2008	$450	$638	$1,088	$23	$74	$97
Acquisitions	43	1,501	1,544	13	94	107
Amortization	—	—	—	—	(6)	(6)
Changes resulting from tax adjustment [1]	—	19	19	—	—	—
Changes in foreign currency exchange rates	—	(237)	(237)	—	(16)	(16)
Balances at November 29, 2008	$493	$1,921	$2,414	$36	$146	$182

1              Adjustment related to the resolution of certain tax matters associated with our acquisition of Jiangsu Five Star Appliance Co. in fiscal 2007.

The following table provides the gross carrying amount and related accumulated amortization of definite-lived intangible assets:

	November 29, 2008		March 1, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Tradenames	$87	$(6)	$—	$—
Customer relationships	457	(37)	6	(1)
Total	$544	$(43)	$6	$(1)

Total amortization expense for the three and nine months ended November 29, 2008 was $41 and $42, respectively.  The estimated future amortization expense for identifiable intangible assets during the remainder of fiscal 2009 and for the next five years is as follows:

Fiscal Year
Remainder of fiscal 2009	$25
2010	100
2011	100
2012	75
2013	52
2014	47

6.                         Debt

Short-term debt consisted of the following:

	November 29, 2008	March 1, 2008	December 1, 2007

2007 and 2008 credit agreements	$1,733	$120	$275
ARS revolving credit line	19	—	—
Europe revolving credit facility	358	—	—
Canada revolving demand facility	—	—	—
China revolving demand facilities	43	36	51
Total short-term debt	$2,153	$156	$326

2007 and 2008 Credit Agreements

On September 19, 2007, we entered into a $2,500 five-year unsecured revolving credit agreement (the “2007 Credit Agreement”), as amended, with JPMorgan Chase Bank, N.A. (“JPMorgan”), as administrative agent, and a syndication of banks (collectively, the “2007 Lenders”). The 2007 Credit Agreement permits borrowings up to $2,500, which may be increased up to $3,000 at our option and upon the consent of JPMorgan and each of the 2007 Lenders providing an incremental credit commitment. The 2007 Credit Agreement includes a $300 letter of credit sub-limit and a $200 foreign currency sub-limit. The 2007 Credit Agreement expires in September 2012.

Interest rates under the 2007 Credit Agreement are variable and are determined at our option at: (i) the greater of the federal funds rate plus 0.5% or JPMorgan’s prime rate, or (ii) the London Interbank Offered Rate (“LIBOR”) plus an applicable LIBOR margin. A facility fee is assessed on the commitment amount. Both the LIBOR margin and the facility fee are based upon our then current senior unsecured debt rating. The LIBOR margin ranges from 0.32% to 0.60%, and the facility fee ranges from 0.08% to 0.15%.

The 2007 Credit Agreement is guaranteed by certain of our subsidiaries and contains customary affirmative and negative covenants. Among other things, these covenants restrict or prohibit our ability to incur certain types or amounts of indebtedness, incur liens on certain assets, make material changes to our corporate structure or the nature of our business, dispose of material assets, allow non-material subsidiaries to make guarantees, engage in a change in control transaction, or engage in certain transactions with our affiliates. The 2007 Credit Agreement also contains covenants that require us to maintain a maximum quarterly cash flow leverage ratio and a minimum quarterly interest coverage ratio. We were in compliance with all such covenants at November 29, 2008.

On September 15, 2008, Lehman Brothers Holdings Inc. (“Lehman”) filed a petition under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the Southern District of New York.  A subsidiary of Lehman, Lehman Commercial Paper Inc. (“Lehman CPI”), is one of the lenders under the 2007 Credit Agreement who represents a commitment of $180.  Lehman CPI has declined requests for funding under our 2007 Credit Agreement, and it is not certain whether another lender might assume its commitment.  As a result, our borrowing base of $2,500 has been effectively reduced by $180.

On November 7, 2008, we entered into an unsecured credit agreement (the “2008 Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, and a syndication of banks (collectively, the “2008 Lenders”). The 2008 Credit Agreement expired on December 17, 2008, and permitted borrowings up to $150. The 2008 Lenders and/or their affiliates are lenders under our 2007 Credit Agreement.  We were not permitted to borrow under the 2008 Credit Agreement unless all amounts available under the 2007 Credit Agreement were borrowed and outstanding.  We did not borrow under the 2008 Credit Agreement during its term.

ARS Revolving Credit Line

As disclosed in Note 3, Investments, we entered into an agreement with UBS (the “UBS Credit Agreement”) for a $90 revolving credit line that is secured by the $90 par value of our UBS-brokered ARS.  Interest rates under the UBS Credit Agreement are variable based on the weighted-average rate of interest we earn on our UBS-brokered ARS. The UBS Credit Agreement will terminate at the time UBS buys back our UBS-brokered ARS pursuant to the settlement agreement described in Note 3, Investments, which will be no later than July 2, 2012.  If we sell any of the UBS-brokered ARS at par during the term of the UBS Credit Agreement, the amount available to us will be reduced accordingly.

Europe Revolving Credit Facility

We have a revolving credit facility available to our Europe operations, of which $876 (or £475) was available to us at November 29, 2008.  The facility is among Best Buy Europe, Best Buy Co., Inc. and CPW as the lender. Best Buy Co., Inc. is named as the guarantor under the facility agreement, limited to 50% of the amount outstanding. The facility terminates in March 2013.  Borrowings bear interest at LIBOR plus 0.75%.  The facility contains one financial covenant that requires us to maintain a minimum net debt to EBITDA ratio, to be computed semi-annually beginning March 31, 2009.

Canada Revolving Demand Facility

We have a revolving demand facility available to our Canada operations, of which $81 was available to us at November 29, 2008. There is no set expiration date for the facility. Of the $81 available, $41 reflected a seasonal increase under the facility available only through December 31, 2008, though it was not utilized. All borrowings under this facility are made available at the sole discretion of the lender and are payable on demand. Borrowings under this facility bear interest at rates specified in the credit agreement. Borrowings are secured by a guarantee of Best Buy Co., Inc.

China Revolving Demand Facilities

We have revolving demand facilities available to our China operations, of which $78 was available to us at November 29, 2008. The facilities are renewed annually with the respective banks. All borrowings under these facilities bear interest at rates specified in the credit agreements, are made available at the sole discretion of the respective lender and are payable on demand.  Certain borrowings are secured by a guarantee of Best Buy Co., Inc.

Long-term debt consisted of the following:

	November 29, 2008	March 1, 2008	December 1, 2007

Convertible subordinated debentures	$402	$402	$402
6.75% notes	500	—	—
Financing lease obligations	204	197	196
Capital lease obligations	54	51	54
Other debt	13	10	10
Total long-term debt	1,173	660	662
Less: current portion	(48)	(33)	(20)
Total long-term debt, less current portion	$1,125	$627	$642

6.75% Notes

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

In October 2008, we filed a registration statement under the Securities Act of 1933, as amended, to permit either the exchange of the Notes for registered notes having terms substantially identical to the Notes (except that the registered notes will not be subject to additional interest provisions or restrictions on ownership or transfer) or, in the alternative, the registered resale of the Notes. The registration statement was declared effective on December 15, 2008.

The Notes are unsecured and unsubordinated obligations and rank equally with all of our other unsecured and unsubordinated debt. The Notes contain covenants that, among other things, limit our ability and the ability of our North American subsidiaries to incur debt secured by liens, enter into sale and lease-back transactions and, in the case of such subsidiaries, incur debt.

7.                        Income Taxes

Our effective tax rates were as follows:

	Three Months Ended		Nine Months Ended
	November 29, 2008	December 1, 2007	November 29, 2008	December 1, 2007
Effective tax rate	54.6%	35.6%	40.2%	36.3%

The increase for our effective tax rate (“ETR”) in the three and nine months ended November 29, 2008, as compared to the prior year periods was primarily due to the $111 other-than-temporary impairment charge discussed in Note 3, Investments, related to our investment in CPW common stock.  The impact of the investment impairment for the three and nine months ended November 29, 2008, was to increase our ETR by 18.1% and 3.2%, respectively.  The investment is owned by one of our Canadian subsidiaries and, under Canadian tax law, only 50% of capital gains and losses may be included in taxable income. However, the carryforward period for taxable losses is indefinite. We did not record a valuation allowance on the deferred tax asset related to the impairment charge as we believe we have tax planning strategies available if a capital loss is recognized in the future.

8.                         Earnings per Share

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

The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings per share (shares in millions):

	Three Months Ended		Nine Months Ended
	November 29, 2008	December 1, 2007	November 29, 2008	December 1, 2007
Numerator
Net earnings, basic	$52	$228	$433	$670
Adjustment for assumed dilution
Interest on convertible debentures, net of tax	2	2	5	5
Net earnings, diluted	$54	$230	$438	$675

Denominator
Weighted-average common shares outstanding	412.9	418.7	412.1	447.2
Effect of potentially dilutive securities
Shares from assumed conversion of convertible debentures	8.8	8.8	8.8	8.8
Stock options and other	0.9	3.3	1.8	3.5
Weighted-average common shares outstanding, assuming dilution	422.6	430.8	422.7	459.5

Earnings per share
Basic	$0.13	$0.55	$1.05	$1.50
Diluted	$0.13	$0.53	$1.04	$1.47

The computation of average dilutive shares outstanding excluded options to purchase 29.2 million and 10.0 million shares of our common stock for the three months ended November 29, 2008, and December 1, 2007, respectively, and 23.6 million and 10.0 million shares of our common stock for the nine months ended November 29, 2008, and December 1, 2007, respectively. These amounts were excluded as the options’ exercise prices were greater than the average market price of our common stock for the periods presented and, therefore, the effect would be antidilutive (i.e., including such options would result in higher earnings per share).

9.                         Comprehensive Income

Comprehensive income is computed as net earnings plus certain other items that are recorded directly to shareholders’ equity. In addition to net earnings, the components of comprehensive income include foreign currency translation adjustments and unrealized gains or losses, net of tax, on available-for-sale investments. Foreign currency translation adjustments do not include a provision for income tax expense when earnings from foreign operations are considered to be indefinitely reinvested outside the United States. Comprehensive (loss) income was ($197) and $346 for the three months ended November 29, 2008, and December 1, 2007, respectively, and $76 and $964 for the nine months ended November 29, 2008, and December 1, 2007, respectively.

The components of accumulated other comprehensive income, net of tax, were as follows:

	November 29, 2008	March 1, 2008	December 1, 2007
Foreign currency translation	$144	$527	$499
Unrealized gains (losses) on available-for-sale investments	1	(25)	11
Total	$145	$502	$510

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

Revenue by reportable segment was as follows:

	Three Months Ended		Nine Months Ended
	November 29, 2008	December 1, 2007	November 29, 2008	December 1, 2007
Domestic	$8,196	$8,206	$23,782	$22,144
International	3,304	1,722	6,509	4,461
Total revenue	$11,500	$9,928	$30,291	$26,605

Operating income by reportable segment and the reconciliation to earnings before income tax expense, minority interest and equity in loss of affiliates were as follows:

	Three Months Ended		Nine Months Ended
	November 29, 2008	December 1, 2007	November 29, 2008	December 1, 2007
Domestic	$283	$329	$875	$957
International	(9)	22	15	61
Total operating income	274	351	890	1,018
Other (expense) income
Investment income and other	(3)	32	27	98
Investment impairment	(111)	—	(111)	—
Interest expense	(35)	(23)	(69)	(53)
Earnings before income tax expense, minority interests and equity in income (loss) of affiliates	$125	$360	$737	$1,063

Assets by reportable segment were as follows:

	November 29, 2008	March 1, 2008	December 1, 2007
Domestic	$12,741	$8,194	$11,237
International	7,906	4,564	4,237
Total assets	$20,647	$12,758	$15,474

Goodwill by reportable segment was as follows:

	November 29, 2008	March 1, 2008	December 1, 2007
Domestic	$493	$450	$452
International	1,921	638	634
Total goodwill	$2,414	$1,088	$1,086

Tradenames by reportable segment were as follows:

	November 29, 2008	March 1, 2008	December 1, 2007
Domestic	$36	$23	$23
International	146	74	73
Total tradenames	$182	$97	$96

11.                   Contingencies

We are involved in various legal proceedings arising in the normal course of conducting business. We believe the amounts provided in our consolidated financial statements are adequate in consideration of the probable and estimable liabilities. The resolution of those proceedings is not expected to have a material effect on our results of operations or financial condition.

12.                   Subsequent Event

   On December 15, 2008, we announced a voluntary separation package available to nearly all of our corporate employees in order to reduce future corporate expenses.  Employees had until January 5, 2009 to accept the package, but have the option to revoke their acceptance until January 16, 2009. Based on the employees who accepted the offer at January 5, 2009, we estimate the cost related to these termination benefits will be approximately $60, which will be recognized in our fiscal fourth quarter.  This estimate is limited to the cost of the voluntary separation package and excludes the cost of future involuntary workforce reductions, if any.

13.                Condensed Consolidating Financial Information

Our convertible debentures, due in 2022, are jointly and severally, fully and unconditionally, guaranteed by our wholly-owned indirect subsidiary Best Buy Stores, L.P. Investments in subsidiaries of Best Buy Stores, L.P., which have not guaranteed the convertible debentures, are accounted for under the equity method. We reclassified certain prior-year amounts as described in Note 1, Basis of Presentation, in this Quarterly Report on Form 10-Q. The aggregate principal balance and carrying amount of our convertible debentures was $402 at November 29, 2008.

The convertible debentures may be converted into shares of our common stock by us at anytime or at the option of the holders if certain criteria are met, as described in Note 4, Debt, of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended March 1, 2008. At November 29, 2008, the debentures were not convertible at the option of the holders.

We file a consolidated U.S. federal income tax return. We allocate income taxes in accordance with our tax allocation agreement. U.S. affiliates receive no tax benefit for taxable losses, but are allocated taxes at the required effective income tax rate if they have taxable income.

The following tables present condensed consolidating balance sheets as of November 29, 2008; March 1, 2008; and December 1, 2007; condensed consolidating statements of earnings for the three and nine months ended November 29, 2008, and December 1, 2007; and condensed consolidating statements of cash flows for the nine months ended November 29, 2008, and December 1, 2007:

$ in millions, except per share amounts

Condensed Consolidating Balance Sheets

At November 29, 2008

(Unaudited)

	Best Buy Co., Inc.	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$59	$201	$309	$—	$569
Short-term investments	—	—	25	—	25
Receivables	6	1,022	1,610	—	2,638
Merchandise inventories	—	6,445	2,370	(608)	8,207
Other current assets	24	163	704	(12)	879
Intercompany receivable	—	—	8,886	(8,886)	—
Intercompany note receivable	835	—	—	(835)	—
Total current assets	924	7,831	13,904	(10,341)	12,318

Net Property and Equipment	221	2,285	1,762	—	4,268

Goodwill	—	6	2,408	—	2,414

Tradenames	—	—	182	—	182

Equity and Other Investments	332	—	103	—	435

Other Assets	102	17	911	—	1,030

Investments in Subsidiaries	9,483	271	1,415	(11,169)	—

Total Assets	$11,062	$10,410	$20,685	$(21,510)	$20,647

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$—	$—	$8,219	$—	$8,219
Unredeemed gift card liabilities	—	410	58	—	468
Accrued compensation and related expenses	—	198	212	—	410
Accrued liabilities	26	680	1,055	(12)	1,749
Accrued income taxes	148	—	—	—	148
Short-term debt	1,752	—	401	—	2,153
Current portion of long-term debt	2	22	24	—	48
Intercompany payable	2,919	5,967	—	(8,886)	—
Intercompany note payable	—	500	335	(835)	—
Total current liabilities	4,847	7,777	10,304	(9,733)	13,195

Long-Term Liabilities	66	1,059	240	(272)	1,093

Long-Term Debt	905	159	61	—	1,125

Minority Interests	—	—	674	—	674

Shareholders’ Equity	5,244	1,415	9,406	(11,505)	4,560

Total Liabilities and Shareholders’ Equity	$11,062	$10,410	$20,685	$(21,510)	$20,647

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

$ in millions, except per share amounts

Condensed Consolidating Statements of Earnings

Three Months Ended November 29, 2008

(Unaudited)

	Best Buy Co., Inc.	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$4	$7,597	$14,714	$(10,815)	$11,500

Cost of goods sold	—	6,155	13,109	(10,625)	8,639

Gross profit	4	1,442	1,605	(190)	2,861

Selling, general and administrative expenses	38	1,381	1,171	(3)	2,587

Operating (loss) income	(34)	61	434	(187)	274

Other income (expense)
Investment income and other	14	—	(6)	(11)	(3)
Investment impairment	—	—	(111)	—	(111)
Interest expense	(25)	(8)	(13)	11	(35)

(Loss) earnings before equity in earnings (loss) of subsidiaries	(45)	53	304	(187)	125

Equity in earnings (loss) of subsidiaries	338	(12)	20	(346)	—

Earnings before income tax expense (benefit), minority interests and equity in income of affiliates	293	41	324	(533)	125

Income tax expense (benefit)	54	33	(19)	—	68

Minority interests	—	—	(11)	—	(11)

Equity in income of affiliates	—	—	6	—	6

Net earnings	$239	$8	$338	$(533)	$52

$ in millions, except per share amounts

Condensed Consolidating Statements of Earnings

Nine Months Ended November 29, 2008

(Unaudited)

	Best Buy Co., Inc.	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$12	$22,104	$32,475	$(24,300)	$30,291

Cost of goods sold	—	17,982	30,468	(25,534)	22,916

Gross profit	12	4,122	2,007	1,234	7,375

Selling, general and administrative expenses	112	3,945	2,425	3	6,485

Operating (loss) income	(100)	177	(418)	1,231	890

Other income (expense)
Investment income and other	41	—	17	(31)	27
Investment impairment	—	—	(111)	—	(111)
Interest expense	(46)	(26)	(28)	31	(69)

(Loss) earnings before equity in (loss) earnings of subsidiaries	(105)	151	(540)	1,231	737

Equity in (loss) earnings of subsidiaries	(464)	(29)	79	414	—

(Loss) earnings before income tax expense (benefit), minority interests and equity in income of affiliates	(569)	122	(461)	1,645	737

Income tax expense (benefit)	229	72	(5)	—	296

Minority interests	—	—	(13)	—	(13)

Equity in income of affiliates	—	—	5	—	5

Net (loss) earnings	$(798)	$50	$(464)	$1,645	$433

$ in millions, except per share amounts

Condensed Consolidating Statements of Earnings

Three Months Ended December 1, 2007

(Unaudited)

	Best Buy Co., Inc.	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$4	$7,629	$12,148	$(9,853)	$9,928

Cost of goods sold	—	6,247	11,038	(9,694)	7,591

Gross profit	4	1,382	1,110	(159)	2,337

Selling, general and administrative expenses	35	1,328	613	10	1,986

Operating (loss) income	(31)	54	497	(169)	351

Other income (expense)
Investment income and other	26	(1)	22	(15)	32
Interest expense	(17)	(11)	(9)	14	(23)

(Loss) earnings before equity in earnings (loss) of subsidiaries	(22)	42	510	(170)	360

Equity in earnings (loss) of subsidiaries	375	(3)	29	(401)	—

Earnings before income tax (benefit) expense, minority interests and equity in loss of affiliates	353	39	539	(571)	360

Income tax (benefit) expense	(45)	13	161	—	129

Minority interests	—	—	(1)	—	(1)

Equity in loss of affiliates	—	—	(2)	—	(2)

Net earnings	$398	$26	$375	$(571)	$228

$ in millions, except per share amounts

Condensed Consolidating Statements of Earnings

Nine Months Ended December 1, 2007

(Unaudited)

	Best Buy Co., Inc.	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$12	$20,671	$28,178	$(22,256)	$26,605

Cost of goods sold	—	16,900	25,458	(22,121)	20,237

Gross profit	12	3,771	2,720	(135)	6,368

Selling, general and administrative expenses	108	3,593	1,630	19	5,350

Operating (loss) income	(96)	178	1,090	(154)	1,018

Other income (expense)
Investment income and other	87	(1)	50	(38)	98
Interest expense	(38)	(31)	(22)	38	(53)

(Loss) earnings before equity in earnings (loss) of subsidiaries	(47)	146	1,118	(154)	1,063

Equity in earnings (loss) of subsidiaries	870	(23)	94	(941)	—

Earnings before income tax (benefit) expense, minority interests and equity in loss of affiliates	823	123	1,212	(1,095)	1,063

Income tax (benefit) expense	(1)	52	335	—	386

Minority interests	—	—	(4)	—	(4)

Equity in loss of affiliates	—	—	(3)	—	(3)

Net earnings	$824	$71	$870	$(1,095)	$670

$ in millions, except per share amounts

Condensed Consolidating Statements of Cash Flows

Nine Months Ended November 29, 2008

(Unaudited)

	Best Buy Co., Inc.	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Total cash (used in) provided by operating activities	$(1,725)	$(1,218)	$2,863	$—	$(80)

Investing activities
Additions to property and equipment	—	(514)	(413)	—	(927)
Purchases of investments	(40)	—	(55)	—	(95)
Sales of investments	84	—	171	—	255
Acquisition of businesses, net of cash acquired	—	—	(2,167)	—	(2,167)
Change in restricted assets	—	—	(17)	—	(17)
Other, net	—	(9)	(9)	—	(18)
Total cash provided by (used in) investing activities	44	(523)	(2,490)	—	(2,969)

Financing activities
Borrowings of debt	3,340	20	954	—	4,314
Repayments of debt	(1,210)	(15)	(857)	—	(2,082)
Dividends paid	(165)	—	—	—	(165)
Issuance of common stock under employee stock purchase plan and for the exercise of stock options	78	—	—	—	78
Excess tax benefits from stock-based compensation	5	—	—	—	5
Other, net	—	—	(9)	—	(9)
Change in intercompany receivable/payable	(479)	1,867	(1,388)	—	—
Total cash provided by (used in) financing activities	1,569	1,872	(1,300)	—	2,141

Effect of exchange rate changes on cash	—	—	39	—	39

(Decrease) increase in cash and cash equivalents	(112)	131	(888)	—	(869)

Cash and cash equivalents at beginning of period	171	70	1,197	—	1,438
Cash and cash equivalents at end of period	$59	$201	$309	$—	$569

$ in millions, except per share amounts

Condensed Consolidating Statements of Cash Flows

Nine Months Ended December 1, 2007

(Unaudited)

	Best Buy Co., Inc.	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Total cash (used in) provided by operating activities	$(146)	$(2,030)	$3,422	$—	$1,246

Investing activities
Additions to property and equipment	—	(386)	(198)	—	(584)
Purchases of investments	(4,491)	—	(656)	—	(5,147)
Sales of investments	7,325	—	409	—	7,734
Acquisition of business, net of cash acquired	—	—	(89)	—	(89)
Change in restricted assets	17	—	(30)	—	(13)
Other, net		2	—	—	2
Total cash provided by (used in) investing activities	2,851	(384)	(564)	—	1,903

Financing activities
Borrowings of debt	4,170	31	87	—	4,288
Repayments of debt	(3,896)	(7)	(83)	—	(3,986)
Dividends paid	(148)	—	—	—	(148)
Issuance of common stock under employee stock purchase plan and for the exercise of stock options	110	—	—	—	110
Excess tax benefits from stock-based compensation	17	—	—	—	17
Repurchase of common stock	(3,461)	—	—	—	(3,461)
Other, net	—	—	41	—	41
Change in intercompany receivable/payable	550	2,389	(2,939)	—	—
Total cash (used in) provided by financing activities	(2,658)	2,413	(2,894)	—	(3,139)

Effect of exchange rate changes on cash	—	—	104	—	104

Increase (decrease) in cash and cash equivalents	47	(1)	68	—	114

Cash and cash equivalents at beginning of period	235	77	893	—	1,205
Cash and cash equivalents at end of period	$282	$76	$961	$—	$1,319

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

•                  Results of Operations

•                  Liquidity and Capital Resources

•                  Off-Balance-Sheet Arrangements and Contractual Obligations

•                  Significant Accounting Policies and Estimates

•                  New Accounting Standards

•                  Outlook

We consolidate the financial results of our China and Europe operations on a two-month lag.  In addition, we plan to reflect our Mexico and Turkey businesses on a two-month lag.  Consistent with such consolidation, the financial and non-financial information presented in our MD&A relative to these operations is also presented on a two-month lag. No significant intervening event occurred that would have materially affected our financial condition, results of operations, liquidity or other factors had it been recorded during the three months ended November 29, 2008.

Our MD&A should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended March 1, 2008, as well as our reports on Forms 10-Q and 8-K and other publicly available information.

Overview

We are a specialty retailer of consumer electronics, home office products, entertainment software, appliances and related services. We operate two reportable segments: Domestic and International. The Domestic segment is comprised of all store, call center and online operations within the U.S. and its territories. The International segment is comprised of all store and online operations outside the U.S. and its territories. For additional information regarding our business segments, see Note 10, Segments, of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Our business, like that of many U.S. retailers, is seasonal. Historically, we have realized more of our revenue and earnings in the fiscal fourth quarter, which includes the majority of the holiday shopping season in the U.S., Canada and Europe, than in any other fiscal quarter. The timing of new store openings, costs associated with restructuring or asset impairments, if any, as well as general economic conditions may also affect our future quarterly results.

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

Acquisitions

On October 25, 2008, we completed our acquisition of Napster Inc. (“Napster”) for $120 million, or $99 million net of cash acquired.  Napster is an online provider of digital music downloads.  Napster was consolidated into our Domestic segment from the date of acquisition.  The premium we paid in excess of the fair value of the net assets acquired was to obtain Napster’s capabilities and digital subscriber base to reach new customers with an enhanced experience for exploring and selecting music and other digital entertainment products over an increasing array of devices, such as bundling the sale of hardware with digital services.  We believe the combined capabilities of our two companies will allow us to build stronger relationships with customers and expand the number of subscribers.

On June 30, 2008, we acquired a 50% stake in Best Buy Europe Distributions Limited (“Best Buy Europe”) for $2.2 billion, or $2.1 billion net of cash acquired.  Best Buy Europe is our venture with The Carphone Warehouse Group PLC (“CPW”) comprised of CPW’s former retail and distribution business, comprising all 2,400 stores, web and direct business, insurance operations and airtime reselling business.  CPW is Europe’s largest mobile phone retailer.  The transaction also includes CPW’s economic interest in Best Buy Mobile in the U.S. and the Geek Squad in the U.K. and Spain.  We made the investment in Best Buy Europe to further our international growth plans and obtain an immediate retail presence in Europe.

Best Buy Europe’s operations contributed revenue of $1.7 billion to our consolidated financial results for the third quarter of fiscal 2009. At November 29, 2008, Best Buy Europe operated 2,430 stores located throughout Europe.

Highlights

•                  Net earnings in the third quarter of fiscal 2009 were $52 million, or $0.13 per diluted share, compared with $228 million, or $0.53 per diluted share, in the same period one year ago.

•                  Revenue in the third quarter of fiscal 2009 increased 16% to $11.5 billion, compared with $9.9 billion in the same period one year ago, driven primarily by the acquisition of Best Buy Europe and the net addition of 181 new stores in the past 12 months.  The revenue increase was partially offset by a 5.3% comparable store sales decline and unfavorable fluctuations in foreign currency exchange rates.

•                  Our gross profit rate in the third quarter of fiscal 2009 increased to 24.9% of revenue, compared with 23.5% of revenue in the same period one year ago. The increase was driven primarily by the inclusion Best Buy Europe, which has a normally higher gross profit rate, as well as an improved gross profit rate in our Domestic segment driven by rate improvements in televisions, computing and digital imaging and increased sales of higher-margin mobile phones.  The increase was partially offset by increased sales of lower-margin notebook computers.

•                  Our selling, general and administrative (“SG&A”) expense rate in the third quarter of fiscal 2009 was 22.5% of revenue, compared with 20.0% of revenue in the same period one year ago. The increase was due primarily to the inclusion of Best Buy Europe, which has a normally higher SG&A expense rate, deleverage of payroll and overhead on lower sales, increased labor to support Best Buy Mobile growth, various store projects and continued expansion of our international businesses.  Partially offsetting the increase was lower incentive compensation and reduced advertising.

•                  In accordance with our policy for evaluating investments for other-than-temporary impairment, we determined, based on specific facts and circumstances, that our investment in the common stock of CPW had incurred an other-than-temporary impairment at November 29, 2008.  Accordingly, we recorded a $111 million other-than-temporary non-cash impairment charge on the investment during the third quarter of fiscal 2009.

Results of Operations

Consolidated Performance Summary

The following table presents unaudited selected consolidated financial data ($ in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	November 29, 2008	December 1, 2007	November 29, 2008	December 1, 2007
Revenue	$11,500	$9,928	$30,291	$26,605
Revenue % gain	16%	17%	14%	15%
Comparable store sales % (decline) gain	(5.3)%	6.7%	0.6%	4.6%
Gross profit as % of revenue	24.9%	23.5%	24.3%	23.9%
SG&A as % of revenue	22.5%	20.0%	21.4%	20.1%
Operating income	$274	$351	$890	$1,018
Operating income as % of revenue	2.4%	3.5%	2.9%	3.8%
Net earnings	$52	$228	$433	$670
Diluted earnings per share	$0.13	$0.53	$1.04	$1.47

Net earnings were $52 million, or $0.13 per diluted share, in the third quarter of fiscal 2009, compared with $228 million, or $0.53 per diluted share, in the same period one year ago. In the first nine months of fiscal 2009, net earnings were $433 million, or $1.04 per diluted share, compared with $670 million, or $1.47 per diluted share, in the same period one year ago.

In both the third quarter and first nine months of fiscal 2009, the decrease in net earnings reflects an increase in our SG&A expense rate, an investment impairment charge, and an increase in other expenses, partially offset by an increase in revenue and an increase in our gross profit rate.

Revenue in the third quarter of fiscal 2009 increased 16% to $11.5 billion, compared with $9.9 billion in the same period one year ago. In the first nine months of fiscal 2009, revenue increased 14% to $30.3 billion, compared with $26.6 billion in the same period one year ago. In the third quarter of fiscal 2009, excluding the acquisition of Best Buy Europe, which contributed $1.7 billion of revenue in the fiscal third quarter, revenue declined modestly.  The net addition of 181 new stores in the past 12 months was more than offset by the comparable store sales decline and the unfavorable effect of fluctuations in foreign currency exchange rates.  For the first nine months of fiscal 2009, excluding the acquisition of Best Buy Europe, which contributed $1.7 billion of revenue in the first nine months of fiscal 2009, the net addition of new stores in the past 12 months accounted for approximately nine-tenths of the revenue increase. The remainder of the revenue increase was primarily due to a modest comparable store sales gain as well as the favorable effect of fluctuations in foreign currency exchange rates during the first half of fiscal 2009.

The following table presents consolidated revenue mix percentages and comparable store sales percentage changes by revenue category in the third quarter of fiscal 2009:

	Revenue Mix Summary		Comparable Store Sales Summary
	November 29, 2008	December 1, 2007	November 29, 2008	December 1, 2007
Consumer electronics	33%	41%	(11.8)%	2.4%
Home office	38%	28%	8.9%	6.5%
Entertainment software	16%	19%	(11.4)%	23.1%
Appliances	5%	6%	(11.0)%	(1.8)%
Services	8%	6%	1.5%	5.6%
Other	<1%	<1%	n/a	n/a
Total	100%	100%	(5.3)%	6.7%

Our comparable store sales in the third quarter of fiscal 2009 decreased 5.3%, reflecting a decrease in customer traffic and an unfavorable calendar shift within our Domestic segment, as the quarter had seven fewer post-Thanksgiving shopping days than the prior year’s period.  Partially offsetting the decline in traffic was an increase in the average ticket as our revenue mix continued to shift toward large-ticket items, such as notebook computers and mobile phones.  In the third quarter of fiscal 2009, our largest comparable store sales declines were in digital cameras, projection and tube televisions, appliances, DVDs, CDs and MP3 players. These declines were partially offset by comparable store sales growth in notebook computers and mobile phones.

Our gross profit rate in the third quarter of fiscal 2009 increased by 1.4% of revenue to 24.9% of revenue. In the first nine months of fiscal 2009, our gross profit rate increased from 23.9% of revenue to 24.3% of revenue. The gross profit rate increase in both the third quarter and first nine months of fiscal 2009 was due to an increase in both our Domestic and International segments’ gross profit rates.  The acquisition of Best Buy Europe increased our gross profit rate by 1.1% of revenue and 0.4% of revenue in the third quarter and first nine months of fiscal 2009, respectively.  For further discussion of each segment’s gross profit rate changes, see the Segment Performance Summary for Domestic and International below.

Our SG&A expense rate in the third quarter of fiscal 2009 increased by 2.5% of revenue to 22.5% of revenue.  In the first nine months of fiscal 2009, our SG&A expense rate increased from 20.1% of revenue to 21.4% of revenue.  The SG&A expense rate increase in both the third quarter and first nine months of fiscal 2009 was due to increases in our Domestic and International segments’ SG&A expense rates.  The acquisition of Best Buy Europe increased our SG&A expense rate by 1.6% of revenue and 0.6% of revenue in the third quarter and first nine months of fiscal 2009, respectively.  For further discussion of each segment’s SG&A expense rate changes, see the Segment Performance Summary for Domestic and International below.

Other Income (Expense)

Our investment (loss) income and other in the third quarter of fiscal 2009 decreased to ($3) million, compared with $32 million in the same period one year ago.  Our investment income and other in the first nine months of fiscal 2009 decreased to $27 million, compared with $98 million in the same period one year ago.  In both the third quarter and first nine months of fiscal 2009, the lower investment (loss) income and other was due primarily to lower average cash and investments balances related to $3.5 billion of share repurchases made in the prior fiscal year, as well as our acquisition of Best Buy Europe in the second quarter of fiscal 2009.  In addition, lower interest rates also contributed to the lower investment (loss) income and other in both the third quarter and first nine months of fiscal 2009.

Our interest expense in the third quarter of fiscal 2009 increased by $12 million to $35 million, compared with $23 million in the same period one year ago.  The increase was due primarily to higher debt balances, partially offset by the benefit of lower interest rates.  Our interest expense in the first nine months of fiscal 2009 increased $16 million to $69 million, compared with $53 million in the same period one year ago. The increase was due primarily to higher debt balances in the first nine months of fiscal 2009, partially offset by the benefit of lower interest rates.

Investment Impairment

During the second quarter of fiscal 2008, we purchased in the open market 26.1 million shares of CPW common stock for $183 million, representing nearly 3% of CPW’s then outstanding shares.  In accordance with our policy for evaluating investments for other-than-temporary impairment, we determined, based on specific facts and circumstances, that our investment in CPW had incurred an other-than-temporary impairment at November 29, 2008.  Accordingly, we recorded a $111 million other-than-temporary impairment charge on the investment in the third quarter of fiscal 2009.

Income Tax Expense

Our effective income tax rates in the third quarter and the first nine months of fiscal 2009 were 54.6% and 40.2%, respectively, up from 35.6% and 36.3%, respectively, in the corresponding periods of fiscal 2008.  The increase in our effective income tax rate in the third quarter and first nine months of fiscal 2009 was due primarily to the other-than-temporary impairment of our investment in the common stock of CPW, which increased our effective tax rate by 18.1% and 3.2%, respectively.  The investment is owned by one of our Canadian subsidiaries; and under Canadian tax law, only 50% of capital gains and losses may be included in taxable income.

Segment Performance Summary

Domestic

The following table presents unaudited selected financial data for the Domestic segment ($ in millions):

	Three Months Ended		Nine Months Ended
	November 29, 2008	December 1, 2007	November 29, 2008	December 1, 2007
Revenue	$8,196	$8,206	$23,782	$22,144
Revenue % gain	0%	15%	7%	11%
Comparable stores sales % (decline) gain	(6.3)%	6.1%	0.5%	3.3%
Gross profit as % of revenue	24.4%	24.2%	24.6%	24.6%
SG&A as % of revenue	20.9%	20.2%	20.9%	20.3%
Operating income	$283	$329	$875	$957
Operating income as % of revenue	3.5%	4.0%	3.7%	4.3%

The following table reconciles Domestic stores open at the beginning and end of the third quarter of fiscal 2009:

	Total Stores at Beginning of Third Quarter Fiscal 2009	Stores Opened	Stores Closed	Total Stores at End of Third Quarter Fiscal 2009
U.S. Best Buy	973	37	—	1,010
Magnolia Audio Video	13	—	—	13
Pacific Sales	22	7	—	29
Best Buy Mobile	21	18	—	39
U.S. Geek Squad	7	—	—	7
Total	1,036	62	—	1,098

Note: Four U.S. Best Buy stores in the Domestic segment were relocated during the third quarter of fiscal 2009. No other store in the Domestic segment was relocated during the third quarter of fiscal 2009.

The following table reconciles Domestic stores open at the beginning and end of the third quarter of fiscal 2008:

	Total Stores at Beginning of Third Quarter Fiscal 2008	Stores Opened	Stores Closed	Total Stores at End of Third Quarter Fiscal 2008
U.S. Best Buy	872	45	—	917
Magnolia Audio Video	13	—	—	13
Pacific Sales	15	2	—	17
Best Buy Mobile	5	2	—	7
U.S. Geek Squad	7	—	—	7
Total	912	49	—	961

Note: Three U.S. Best Buy stores in the Domestic segment were relocated during the third quarter of fiscal 2008. No other store in the Domestic segment was relocated during the third quarter of fiscal 2008.

Our Domestic segment’s operating income in the third quarter of fiscal 2009 was $283 million, or 3.5% of revenue, compared with $329 million, or 4.0% of revenue, in the same period one year ago.  In the first nine months of fiscal 2009, our Domestic segment’s operating income was $875 million, or 3.7% of revenue, compared with $957 million, or 4.3% of revenue, in the same period one year ago.  The decrease in our Domestic segment’s operating income in the third quarter of fiscal 2009 reflected an increase in our SG&A expense rate, partially offset by an increase in our gross profit rate.  In the first nine months of fiscal 2009, the decrease in our Domestic segment’s operating income reflected an increase in our SG&A expense rate, partially offset by an increase in revenue.

Our Domestic segment’s revenue was unchanged at $8.2 billion in the third quarter of fiscal 2009 compared with the same period one year ago. In the first nine months of fiscal 2009, our Domestic segment’s revenue increased 7% to $23.8 billion, compared with $22.1 billion in the same period one year ago.  In the third quarter of fiscal 2009, the net addition of 137 new stores in the past 12 months was offset by a comparable store sales decline of 6.3%.  In the first nine months of fiscal 2009, the net addition of new stores accounted for nine-tenths of the increase, with the remainder of the revenue increase attributable to the 0.5% comparable store sales gain and the acquisitions of Speakeasy and Napster.

The following table presents revenue mix percentages and comparable store sales percentage changes for the Domestic segment by revenue category in the third quarter of fiscal 2009:

	Revenue Mix Summary		Comparable Store Sales Summary
	Three Months Ended		Three Months Ended
	November 29, 2008	December 1, 2007	November 29, 2008	December 1, 2007
Consumer electronics	39%	42%	(13.7)%	1.7%
Home office	32%	27%	11.1%	8.0%
Entertainment software	19%	20%	(12.4)%	20.9%
Appliances	4%	5%	(21.0)%	(6.7)%
Services	6%	6%	1.3%	4.5%
Other	<1%	<1%	n/a	n/a
Total	100%	100%	(6.3)%	6.1%

Our Domestic segment’s comparable store sales decline in the third quarter of fiscal 2009 reflected a decrease in customer traffic and an unfavorable calendar shift, as the quarter had seven fewer post-Thanksgiving shopping days than the prior year’s period.  Partially offsetting the decline in traffic was an increase in the average ticket as our revenue mix continued to shift toward large-ticket items, such as notebook computers and mobile phones.  The products having the largest effect on our Domestic segment’s comparable store sales decline in the fiscal third quarter were digital cameras, projection and tube televisions, appliances, DVDs, CDs and MP3 players. Declines in the sales of these product categories were partially offset by comparable store sales gains in notebook computers and mobile phones.

In the third quarter of fiscal 2009, our Domestic segment’s consumer electronics revenue category posted a 13.7% comparable store sales decline. The consumer electronics comparable store sales decline was driven primarily by decreases in digital cameras, projection and tube televisions and MP3 players.  Our home office revenue category posted an 11.1% comparable store sales gain, driven primarily by continued gains in notebook computers and mobile phones, the latter due to the roll-out of our Best Buy Mobile store-within-a-store locations.  The entertainment software revenue category posted a 12.4% comparable store sales decline, driven primarily by declines in the sales of DVDs and CDs as well as video gaming.  Our appliances revenue category recorded a 21.0% decline in comparable store sales driven primarily by a decrease in the sales of major appliances, reflecting a continued industry-wide decline.  Our services revenue category recorded a 1.3% comparable store sales gain due primarily to increased repair and warranty revenue.

Our Domestic segment’s gross profit rate in the third quarter of fiscal 2009 increased by 0.2% of revenue to 24.4% of revenue. In the first nine months of both fiscal 2009 and fiscal 2008, our Domestic segment’s gross profit rate was 24.6% of revenue. In the third quarter of fiscal 2009, the increase was due primarily to margin rate improvements in televisions, computing and digital imaging and increased sales of higher-margin products within our mobile phone category, partially offset by a shift in our revenue mix to sales of lower-margin products within our notebook computers product category.  In the first nine months of fiscal 2009, the decrease from the shift in our revenue mix to lower-margin products such as notebook computers and video gaming hardware was offset by margin rate improvements in televisions and computing as well as mix improvements from the sales of higher-margin mobile phones.

Our Domestic segment’s SG&A expense rate in the third quarter of fiscal 2009 increased by 0.7% of revenue to 20.9% of revenue. In the first nine months of fiscal 2009, our Domestic segment’s SG&A rate was 20.9% of revenue, compared with 20.3% of revenue in the same period one year ago. The increase in both the third quarter and first nine months of fiscal 2009 was due primarily to the deleveraging of payroll and overhead on lower comparable store sales; increased spending on investments, including the roll-out and staffing of the Best Buy Mobile store-within-a-store experience; store projects such as resets of GPS, computing and video gaming selling space and information technology enhancements to our point-of-sale systems; and increased expenses for consulting services company-wide.  However, the SG&A expense rate for the third quarter of fiscal 2009 benefited from lower incentive compensation as a result of lower profitability as well as reduced advertising.

International

The following table presents unaudited selected financial data for the International segment ($ in millions):

	Three Months Ended		Nine Months Ended
	November 29, 2008	December 1, 2007	November 29, 2008	December 1, 2007
Revenue	$3,304	$1,722	$6,509	$4,461
Revenue % gain	92%	32%	46%	44%
Comparable stores sales % gain	0.3%	9.3%	1.2%	12.3%
Gross profit as % of revenue	26.1%	20.6%	23.5%	20.6%
SG&A as % of revenue	26.4%	19.3%	23.3%	19.2%
Operating (loss)/income	$(9)	$22	$15	$61
Operating (loss)/income as % of revenue	(0.3)%	1.3%	0.2%	1.4%

The following table reconciles International stores open at the beginning and end of the third quarter of fiscal 2009:

	Total Stores at Beginning of Third Quarter Fiscal 2009	Stores Acquired	Stores Opened	Stores Closed	Total Stores at End of Third Quarter Fiscal 2009
Future Shop	133	—	6	(1)	138
Canada Best Buy	52	—	5	—	57
Canada Best Buy Mobile	0	—	3	—	3
Five Star	161	—	1	(1)	161
China Best Buy	1	—	1	—	2
Best Buy Europe	0	2,415	45	(30)	2,430
Total	347	2,415	61	(32)	2,791

Note: Three Future Shop stores were relocated during the third quarter of fiscal 2009.  No other store in the International segment was relocated during the third quarter of fiscal 2009.

The following table reconciles International stores open at the beginning and end of the third quarter of fiscal 2008:

	Total Stores at Beginning of Third Quarter Fiscal 2008	Stores Acquired	Stores Opened	Stores Closed	Total Stores at End of Third Quarter Fiscal 2008
Future Shop	126	—	5	—	131
Canada Best Buy	48	—	3	—	51
Canada Best Buy Mobile	0	—	—	—	0
Five Star	142	—	8	(1)	149
China Best Buy	1	—	—	—	1
Best Buy Europe	0	—	—	—	0
Total	317	—	16	(1)	332

Note: One Future Shop store was relocated during the third quarter of fiscal 2008.  No other store in the International segment was relocated during the third quarter of fiscal 2008.

Our International segment’s operating loss in the third quarter of fiscal 2009 was $(9) million, or (0.3)% of revenue, compared with operating income of $22 million, or 1.3% of revenue, in the same period one year ago. In the first nine months of fiscal 2009, our International segment’s operating income was $15 million, or 0.2% or revenue, compared with $61 million, or 1.4% of revenue, in the same period one year ago. In both the third quarter and first nine months of fiscal 2009, the International segment’s decrease in operating income resulted primarily from an increase in the SG&A expense rate, partially offset by a higher gross profit rate and an increase in revenue.

Our International segment’s revenue in the third quarter of fiscal 2009 increased 92% to $3.3 billion, compared with $1.7 billion for the same period one year ago.  In the first nine months of fiscal 2009, our International segment’s revenue increased 46% to $6.5 billion, compared with $4.5 billion in the same period one year ago.  Excluding the acquisition of Best Buy Europe, which had revenues of $1.7 billion for the third quarter and the first nine months of fiscal 2009, and the effect of fluctuations in foreign currency exchange rates, our International segment’s revenue increased approximately 5% and 7% in the third quarter and the first nine months of fiscal 2009, respectively, compared with the same period one year ago.  In the third quarter of fiscal 2009, excluding the acquisition of Best Buy Europe and the effect of fluctuations in foreign currency exchange rates, the net addition of 29 new stores accounted for nine-tenths of the increase in revenue, and a 0.3% comparable store sales gain accounted for the remainder of the increase.  The slight increase in comparable store sales was the result of an 8.2% gain in comparable store sales in China, partially offset by a 1.8% comparable store sales decline in Canada.  In the first nine months of fiscal 2009, excluding the effect of the acquisition of Best Buy Europe and the effect of fluctuations in foreign currency exchange rates, the net addition of new stores accounted for nine-tenths of the revenue increase, and a 1.2% comparable store sales gain accounted for the remainder.

The following table presents revenue mix percentages and comparable store sales percentage changes for the International segment by revenue category in the third quarter of fiscal 2009:

	Revenue Mix Summary		Comparable Store Sales Summary
	Three Months Ended		Three Months Ended
	November 29, 2008	December 1, 2007	November 29, 2008	December 1, 2007
Consumer electronics	18%	37%	(0.3)%	6.6%
Home office	54%	31%	(1.4)%	1.0%
Entertainment software	6%	14%	(2.7)%	40.0%
Appliances	8%	13%	7.4%	11.3%
Services	14%	5%	3.0%	11.9%
Other	<1%	<1%	n/a	n/a
Total	100%	100%	0.3%	9.3%

Note: International revenue mix changed significantly in the third quarter of fiscal 2009 with the acquisition of Best Buy Europe.  Based on revenues, Best Buy Europe comprises 50% of the International segment.  The majority of Best Buy Europe’s business is the sale of mobile phones and acting as an agent to sell mobile voice and data service plans, which are included in our home office revenue category.  In addition, Best Buy Europe offers mobile phone insurance and other mobile and fixed line telecom services, which are included in our services revenue category.  As a result, the International segment’s home office and services revenue categories have increased substantially, resulting in a lower mix percentage within our consumer electronics, entertainment software and appliances revenue categories.

Our International segment’s comparable store sales gain in the third quarter of fiscal 2009 reflected gains in the sales of appliances, flat panel televisions and mobile phones, partially offset by declines in the sales of projection and tube televisions, computer monitors and MP3 players.

In the third quarter of fiscal 2009, our International segment’s consumer electronics revenue category posted a 0.3% comparable store sales decline resulting primarily from comparable store sales declines in projection and tube televisions and MP3 players, partially offset by a gain in the sale of flat panel televisions.  The home office revenue category posted a 1.4% comparable store sales decline due primarily to declines in the sales of computer monitors and printers, partially offset by increases in the sales of mobile phones and notebook computers.  The entertainment software revenue category recorded a 2.7% comparable store sales decline due to an expected decline in the sales of CDs and DVDs.  Our appliances revenue category recorded a 7.4% comparable store sales gain resulting primarily from increases in the sales of appliances in China.  Our services revenue category posted a 3.0% comparable store sales increase.

Our International segment’s gross profit rate in the third quarter of fiscal 2009 increased by 5.5% of revenue to 26.1% of revenue. In the first nine months of fiscal 2009, our International segment’s gross profit rate was 23.5% of revenue, an improvement from 20.6% of revenue in the same period one year ago. The acquisition of Best Buy Europe increased our International segment’s gross profit rate by 5.3% of revenue and 2.5% of revenue in the third quarter and first nine months of fiscal 2009, respectively.  In both the third quarter and first nine months of fiscal 2009, excluding the acquisition of Best Buy Europe, the gross profit rate increase was primarily driven by improved promotional control and other gross profit optimization initiatives in China, as well as the stabilization of the gross profit rate in Canada.

Our International segment’s SG&A expense rate in the third quarter of fiscal 2009 increased by 7.1% of revenue to 26.4% of revenue. In the first nine months of fiscal 2009, our International segment’s SG&A expense rate was 23.3% of revenue, compared with 19.2% of revenue in the same period one year ago. The acquisition of Best Buy Europe increased our International segment’s SG&A expense rate by 6.0% of revenue and 3.1% of revenue in the third quarter and first nine months of fiscal 2009, respectively.  In the third quarter of fiscal 2009, excluding the acquisition of Best Buy Europe, the increase in the International segment’s SG&A expense rate was primarily driven by inflationary pressures on rent and other operating costs in China; Canada’s deleveraging of payroll and overhead costs due to comparable store sales declines; and planned investments in China, Mexico and Turkey for future store expansion and new store start-up and in IT infrastructure.  In the first nine months of fiscal 2009, excluding the acquisition of Best Buy Europe, the increase in the International segment’s SG&A expense rate was primarily driven by planned investments in China, Mexico and Turkey for future store expansion and new store start-up; inflationary pressures on rent and other operating costs in China; and information technology and customer analytic investments to support our international growth with Canada maintaining a stable SG&A expense rate.

Liquidity and Capital Resources

Summary

The following table summarizes our cash and cash equivalents and short-term investments balances ($ in millions):

	November 29, 2008	March 1, 2008	December 1, 2007
Cash and cash equivalents	$569	$1,438	$1,319
Short-term investments	25	64	295
Total cash and cash equivalents and short-term investments	$594	$1,502	$1,614

The decrease in the balance of our cash and cash equivalents and short-term investments compared with the end of fiscal 2008 and the end of the third quarter of fiscal 2008 was due primarily to the liquidation of a substantial portion of our investment portfolio to fund, in part, our acquisition of Best Buy Europe.

Our current ratio, calculated as current assets divided by current liabilities, was 0.9 at the end of the third quarter of fiscal 2009, compared with 1.1 at the end of fiscal 2008 and 1.0 at the end of the third quarter of fiscal 2008.  The decrease in our current ratio compared with the end of fiscal 2008 and the end of the third quarter of fiscal 2008 was due primarily to decreases in our cash and cash equivalents and short-term investments and increases in accounts payable and short-term debt, partially offset by increases in receivables and merchandise inventories. The decreases in our cash and cash equivalents and short-term investments and increases in short-term debt were due primarily to the liquidation of a substantial portion of our investment portfolio to fund the acquisition of Best Buy Europe.  The increases in receivables, merchandise inventories and accounts payable were primarily driven by the acquisition of Best Buy Europe and the opening of new stores.

Our debt-to-capitalization ratio, which represents the ratio of total debt, including the current portion of long-term debt, to total capitalization (total debt plus total shareholders’ equity), increased to 42% at the end of the third quarter of fiscal 2009, compared with 15% at the end of fiscal 2008 and 21% at the end of the third quarter of fiscal 2008. We view our debt-to-capitalization ratio as an important indicator of our creditworthiness. The increase compared with the end of fiscal 2008 and the end of the third quarter of fiscal 2008 was driven primarily by increased borrowings in connection with our acquisition of Best Buy Europe and to meet normal working capital needs.

Our adjusted debt-to-capitalization ratio, which includes capitalized operating lease obligations in its calculation, was 71% at the end of the third quarter of fiscal 2009, compared with 60% at the end of fiscal 2008 and 64% at the end of the third quarter of fiscal 2008. The increase compared with the end of fiscal 2008 and the end of the third quarter of fiscal 2008 was driven primarily by increased borrowings in connection with our acquisition of Best Buy Europe.

Our adjusted debt-to-capitalization ratio is considered a non-GAAP financial measure and is not in accordance with, or preferable to, the ratio determined pursuant to accounting principles generally accepted in the United States (“GAAP”). However, we have included this information as we believe that our adjusted debt-to-capitalization ratio contributes to an understanding of our operations and provides meaningful additional information about our ability to service our long-term debt and other fixed obligations and to fund our future growth. In addition, we believe our adjusted debt-to-capitalization ratio is relevant because it enables investors to compare our indebtedness to that of retailers who own, rather than lease, their stores. Our decision to own or lease real estate is based on an assessment of the owner’s desire to own or to lease the location, our financial liquidity, our capital structure, our desire to own or to lease the location, and the alternative that we believe results in the highest return to our shareholders.

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

	November 29, 2008	March 1, 2008	December 1, 2007
Debt (including current portion)	$3,326	$816	$988
Capitalized operating lease obligations (8 times rental expense)[1]	7,890	5,902	5,667
Total debt (including capitalized operating lease obligations)	$11,216	$6,718	$6,655

Debt (including current portion)	$3,326	$816	$988
Capitalized operating lease obligations (8 times rental expense)[1]	7,890	5,902	5,667
Total shareholders’ equity	4,560	4,484	3,746
Adjusted capitalization	$15,776	$11,202	$10,401

Debt-to-capitalization ratio	42%	15%	21%
Adjusted debt-to-capitalization ratio (including capitalized operating lease obligations)	71%	60%	64%

1                   The multiple of eight times rental expense used to calculate our capitalized operating lease obligations total is the multiple used for the retail sector by one of the nationally recognized credit rating agencies that rate our creditworthiness.

Our liquidity is affected by restricted cash balances that are pledged as collateral or restricted to use for vendor payables, general liability insurance, workers’ compensation insurance and customer warranty and insurance programs. Restricted cash and cash equivalents, which is included in other current assets, totaled $438 million, $309 million and $383 million at November 29, 2008; March 1, 2008; and December 1, 2007, respectively.  The increases in restricted cash compared with the end of fiscal 2008 and the end of the third quarter of fiscal 2008 were due primarily to $103 million of restricted cash acquired from Best Buy Europe.

Cash Flows

The following table summarizes our cash flows for the first nine months of the current and prior fiscal years ($ in millions):

	Nine Months Ended
	November 29, 2008	December 1, 2007
Total cash provided by (used in):
Operating activities	$(80)	$1,246
Investing activities	(2,969)	1,903
Financing activities	2,141	(3,139)
Effect of exchange rate changes on cash	39	104
(Decrease) increase in cash and cash equivalents	$(869)	$114

Note: See consolidated statements of cash flows included in Item 1, Consolidated Financial Statements, of this Quarterly Report on Form 10-Q for additional information.

Cash used in operating activities in the first nine months of fiscal 2009 totaled $80 million, compared with cash provided by operating activities of $1,246 million in the first nine months of fiscal 2008. The decrease in cash provided by operations was due primarily to a decrease in net earnings and changes in receivables, accounts payable and income taxes.  The decrease in cash provided by receivables was due primarily to the impact of the calendar shift of Thanksgiving to the last week of November in the current fiscal year, which delayed collection of $572 million in credit card sales until after November 29, 2008.  The increase in cash used for accounts payable and income taxes was due primarily to the shift in vendor receipts to early in the fiscal third quarter and the timing of tax payments, respectively.

Cash used in investing activities in the first nine months of fiscal 2009 was $3.0 billion, compared with cash provided by investing activities of $1.9 billion in the first nine months of fiscal 2008. The change was due primarily to a decrease in the net sales of investments of $2.4 billion and an increase in cash used to acquire businesses.  We invested $2.2 billion, net of cash acquired, to acquire Best Buy Europe and Napster in the first nine months of fiscal 2009, as compared to $89 million for the acquisition of Speakeasy in the first quarter of fiscal 2008.  In addition, our capital expenditures increased by $343 million to $927 million in the first nine months of fiscal 2009, as compared to capital expenditures of $584 million in the first nine months of fiscal 2008.

Cash provided by financing activities was $2.1 billion in the first nine months of fiscal 2009, compared with cash used in financing activities of $3.1 billion in the first nine months of fiscal 2008. The increase in cash provided by financing activities was primarily the result of a decrease in repurchases of common stock and an increase in net borrowings. During the first nine months of fiscal 2009, we made no repurchases of our common stock, compared with $3.5 billion in purchases of our common stock during the first nine months of fiscal 2008.  Additionally, net borrowings were $2.2 billion in the first nine months of fiscal 2009, compared with $302 million in the first nine months of fiscal 2008.

Share Repurchases and Dividends

For the three months ended November 29, 2008, and December 1, 2007, we made no share repurchases.

During the third quarter of fiscal 2009, we paid our regular quarterly cash dividend of $0.14 per common share, or $58 million in the aggregate.  During the same period one year ago, we paid a regular quarterly cash dividend of $0.13 per common share, or $55 million in the aggregate.  As announced on June 25, 2008, our Board increased our regular quarterly cash dividend by 8%, to $0.14 per common share.

Sources of Liquidity

Funds generated by operating activities, available cash and cash equivalents, and our credit facilities continue to be our most significant sources of liquidity.  We believe our sources of liquidity will be sufficient to sustain operations, including restructuring costs, and to finance anticipated expansion plans and strategic initiatives for the remainder of fiscal 2009.  However, in the event our liquidity is insufficient, we may be required to limit our future expansion plans or we may not be able to pursue promising business opportunities.  There can be no assurance that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under our existing credit facilities or obtain additional financing, if necessary, on terms consistent with our existing credit facilities.

We have a $2.5 billion five-year unsecured revolving credit facility, as amended (the “Credit Agreement”), with a syndicate of banks, of which $1.7 billion was outstanding at November 29, 2008. The Credit Agreement permits borrowings up to $2.5 billion, and may be increased up to $3.0 billion at our option upon the consent of the administrative agent under the Credit Agreement and each of the banks providing an incremental credit commitment. The Credit Agreement has a $300 million letter of credit sub-limit and a $200 million foreign currency sub-limit. The Credit Agreement terminates in September 2012.  We were in compliance with our financial covenants at November 29, 2008. At January 5, 2009, we had no borrowings outstanding under our Credit Agreement.

On September 15, 2008, Lehman Brothers Holdings Inc. (“Lehman”) filed a petition under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the Southern District of New York.  A subsidiary of Lehman, Lehman Commercial Paper Inc. (“Lehman CPI”) is one of the lenders under the Credit Agreement who represents a commitment of $180 million.  Lehman CPI has declined requests for funding under our Credit Agreement, and it is not certain whether another lender might assume its commitment.  As a result, our borrowing base of $2.5 billion has been effectively reduced by $180 million.

On November 7, 2008, we entered into a unsecured revolving credit agreement for an additional $150 million that expired unused on December 17, 2008.  For additional information regarding both credit agreements refer to Note 6, Debt, of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for more information.

We have $1.0 billion available under secured and unsecured revolving demand and credit facilities related to our International segment operations, of which $401 million was outstanding at November 29, 2008.

At November 29, 2008, we had $339 million of auction-rate securities (“ARS”), which are recorded at par on our consolidated balance sheet, as we believe par approximates fair value.  The majority of our ARS portfolio is AAA/Aaa-rated and collateralized by student loans, which are guaranteed 95% to 100% by the U.S. government. See Note 3, Investments, of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for more information. Due to the auction failures that began in mid-February 2008, we have been unable to liquidate many of our ARS. The investment principal associated with failed auctions will not be accessible until successful auctions occur, a buyer is found outside of the auction process, the issuers establish a different form of financing to replace these securities, or final payments come due according to the contractual maturities of the debt issues, which range from 8 to 40 years. We intend to hold our ARS until we can recover the full principal amount through one of the means described above, and have the ability to do so based on our other sources of liquidity. On October 29, 2008, we accepted a settlement with UBS AG and its affiliates (collectively, “UBS”) pursuant to which UBS will issue to us Series C-2 Auction Rate Securities Rights (the “ARS Rights”). The ARS Rights provide us the right to receive the par value of our UBS-brokered ARS plus accrued but unpaid interest. The settlement provides that we may require UBS to purchase our UBS-brokered ARS at par value at any time between June 30, 2010 and July 2, 2012. As part of the settlement, we entered into a credit agreement which allows us to borrow up to $90 million from UBS Bank USA or an affiliate, which is secured by the $90 million par value of our UBS-brokered ARS.  At November 29, 2008, we had $19 million outstanding under this credit agreement.

Our credit ratings and outlooks at January 5, 2009, are summarized below.  Moody’s rating is consistent with the rating and outlook reported in our Annual Report on Form 10-K for the fiscal year ended March 1, 2008.  On November 17, 2008, Fitch reaffirmed our BBB+ rating, but assigned a negative outlook because of significant declines in our comparable store sales.  On November 19, 2008, Standard & Poor’s downgraded our rating to BBB- and assigned a stable outlook due to the current weak economic environment in the U.S. This downgrade has not impacted our borrowing costs.

Rating Agency	Rating	Outlook
Fitch	BBB+	Negative
Moody’s	Baa2	Stable
Standard & Poor’s	BBB-	Stable

Factors that can affect our credit ratings include changes in our operating performance, the economic environment, conditions in the retail and consumer electronics industries, our financial position, and changes in our business strategy. We are not aware of any reasonable circumstances under which our credit ratings would be significantly downgraded. If a downgrade were to occur, it could adversely impact, among other things, our future borrowing costs, access to capital markets, vendor financing terms and future new-store occupancy costs. In addition, the conversion rights of the holders of our convertible debentures could be accelerated if our credit ratings were to be downgraded.

Debt and Capital

At November 29, 2008, we had debt outstanding under our various credit agreements of $2.2 billion, an increase from $156 million at March 1, 2008, due primarily to increased borrowings in connection with our acquisition of Best Buy Europe and for normal working capital needs. See Note 6, Debt, of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for more information.

Off-Balance-Sheet Arrangements and Contractual Obligations

Our liquidity is not dependent on the use of off-balance sheet financing arrangements other than in connection with our operating leases.

Other than our issuance of the $500 million principal amount of notes in June 2008 and our assumption of $299 million of Best Buy Europe debt outstanding upon acquisition, there has been no material change in our contractual obligations other than in the ordinary course of business since the end of fiscal 2008. See our Annual Report on Form 10-K for the fiscal year ended March 1, 2008, for additional information regarding our off-balance-sheet arrangements and contractual obligations.

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

New Accounting Standards

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants. Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We do not believe our adoption of FSP APB 14-1 beginning in the first quarter of fiscal 2010 will have an impact on our consolidated financial position and results of operations.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133. SFAS No. 161 is intended to improve financial reporting standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand the effect these instruments and activities have on an entity’s financial position, financial performance and cash flows. Entities are required to provide enhanced disclosures about: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We will adopt SFAS No. 161 beginning in the fourth quarter of fiscal 2009. We are evaluating the impact the adoption of SFAS No. 161 will have on our consolidated financial statements.

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

The deferral provided by FSP No. 157-2 applies to such items as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) and nonfinancial long-lived asset groups measured at fair value for an impairment assessment.  We are evaluating the impact FSP No. 157-2 will have on our nonfinancial assets and liabilities that are measured at fair value, which are recognized or disclosed at fair value on a nonrecurring basis.

Outlook

On January 9, 2009, we plan to issue a news release regarding our revenue for the fiscal month of December and for the 10 months ended January 3, 2009.  We expect to comment in the news release on our outlook for all of fiscal 2009, based on our 10-month results.  We will post the news release on our Web site at www.BestBuy.com — select the “For Our Investors” link and then the “News Releases” link.

Our policy is to update our annual earnings guidance if we are reasonably confident that annual results are expected to change materially. Consistent with the practices of a majority of our peer group of companies, we plan to discontinue discussing our outlook within our Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q, effective with our Annual Report on Form 10-K for the fiscal year ending February 28, 2009. We intend to continue to provide and update our annual guidance in our quarterly earnings releases, and through additional releases if warranted by material changes in our expected annual results. We furnish all such releases as exhibits to Current Reports on Form 8-K.

Safe Harbor Statement Under the Private Securities Litigation Reform Act

Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), provide a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their companies. With the exception of historical information, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements and may be identified by the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” “plan,” “project,” “outlook,” and other words and terms of similar meaning. Such statements reflect our current view with respect to future events and are subject to certain risks, uncertainties and assumptions. A variety of factors could cause our future results to differ materially from the anticipated results expressed in such forward-looking statements. Readers should review Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended March 1, 2008, our Current Report on Form 8-K filed on July 3, 2008, and our Registration Statement on Form S-4 filed on December 4, 2008, for a description of important factors that could cause future results to differ materially from those contemplated by the forward-looking statements made in this Quarterly Report on Form 10-Q. In addition, general economic conditions, acquisitions and development of new businesses, divestitures, product availability, sales volumes, pricing actions and promotional activities of our competitors, profit margins, weather, changes in law or regulations, foreign currency fluctuation, availability of suitable real estate locations, our ability to react to a disaster recovery situation, and the impact of labor markets and new product introductions on our overall profitability, among other things, could cause our future results to differ materially from those projected in any such forward-looking statement.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In addition to the risks inherent in our operations, we are exposed to certain market risks, including adverse changes in foreign currency exchange rates and interest rates.

Foreign Currency Exchange Rate Risk

We have market risk arising from changes in foreign currency exchange rates related to our International segment operations.  On a limited basis, we are using forward foreign exchange contracts to hedge the impact of fluctuations in foreign currency exchange rates. Our Canada and Europe businesses enter into the contracts primarily to hedge U.S. dollar merchandise inventory payables. The contracts typically have terms of less than ninety days, and we do not apply hedge accounting to them. The aggregate notional amount of our forward foreign exchange contracts outstanding was $165 million at November 29, 2008. The mark-to-market adjustment related to these contracts was a charge of less than $1 million in the third quarter of fiscal 2009.

Since July 2008, the U.S. dollar has been generally stronger relative to the currencies of the foreign countries in which we operate.  The overall strength of the U.S. dollar had a negative impact on our International segment’s revenue and net earnings because the foreign denominations translated into fewer U.S. dollars.

It is not possible to determine the exact impact of foreign currency exchange rate changes; however, the effect on reported revenue and net earnings can be estimated.  We estimate that the overall strength of the U.S. dollar had an unfavorable impact on revenue of approximately $167 million in the third quarter of fiscal 2009.  In addition, we estimate that such strength had an unfavorable impact of approximately $18 million on our net earnings in the third quarter of fiscal 2009.

Since August 2008, the U.S. dollar has strengthened relative to the British pound, which is the functional currency of Best Buy Europe.  The balance sheet of Best Buy Europe included in our consolidated balance sheet at November 29, 2008, was translated using the exchange rate in effect two months prior to November 29, 2008, as Best Buy Europe is reported on a two-month lag.  If the balance sheet had been translated using the exchange rate in effect at November 29, 2008, the impact would have been to decrease total assets and total liabilities by $766 million and $327 million, respectively.

Interest Rate Risk

Short-term and long-term debt

At November 29, 2008, our short-term and long-term debt was comprised primarily of credit facilities and convertible debentures. We do not manage the interest rate risk on our debt through the use of derivative instruments.

Our credit facilities are not subject to material interest rate risk. The credit facilities’ interest rates may be reset due to fluctuations in a market-based index, such as the federal funds rate, LIBOR, or the base rate or prime rate of our lenders. A hypothetical 100-basis-point change in the interest rates of our credit facilities would change our annual pre-tax earnings by $22 million.

Our convertible debentures are not subject to material interest rate risk. The interest rate on our debentures may be reset but not more than 100-basis-points higher than the current rates. If the interest rate on the debentures at November 29, 2008, were to be reset 100-basis-points higher, our annual pre-tax earnings would decrease by $4 million.

Short-term and long-term investments

At November 29, 2008, our short-term and long-term investments were comprised primarily of debt securities, specifically auction-rate securities.  Our investments are not subject to material interest rate risk. A hypothetical 100-basis-point change in the interest rate would change our annual pre-tax earnings by $4 million. We do not currently manage interest rate risk on our investments through the use of derivative instruments.

Other Market Risks

Investments in auction-rate securities

At November 29, 2008, we held $339 million (par value) in investments in auction-rate securities (“ARS”) and concluded that no impairment exists on these securities.  Given current conditions in the ARS market as described in Note 3, Investments, of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, we may incur temporary unrealized losses or other-than-temporary realized losses in the future if market conditions persist and we are unable to recover the cost of our ARS investments.  A hypothetical 100-basis-point loss from the par value of these investments would result in a $3 million impairment.

Insurance relationships

We have various commercial insurance relationships with AIG Commercial Insurance Group, Inc. (“AIG CI”), a subsidiary of American International Group, Inc. (“AIG”), including our sale of extended service contracts on behalf of AIG CI.  AIG CI has publicly stated as recently as December 29, 2008, that it is in an exceptionally strong financial position and maintains an investment portfolio that is conservative relative to its peers, with policyholder interests protected by state regulators and plans to continue to underwrite policies.  Accordingly, we anticipate that we will continue to be able to sell extended service contracts on behalf of AIG CI, as well as maintain our other insurance relationships with AIG CI.  We have no reason to believe that the current financial condition of AIG will have a material adverse effect on AIG CI.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), at November 29, 2008. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at November 29, 2008, our disclosure controls and procedures were effective.

There was no change in internal control over financial reporting during the fiscal quarter ended November 29, 2008, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

We acquired Best Buy Europe during the second quarter of fiscal 2009. We are not yet required to evaluate, and have not fully evaluated, changes in Best Buy Europe’s internal control over financial reporting and, therefore, any material changes in internal control over financial reporting that may result from this acquisition have not been disclosed in this Quarterly Report on Form 10-Q. We intend to disclose all material changes in internal control over financial reporting resulting from this acquisition prior to or in our Annual Report on Form 10-K for the fiscal year ending February 27, 2010, in which report we will be required for the first time to include Best Buy Europe in our annual assessment of internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)  Stock Repurchases

The following table presents the total number of shares of our common stock that we purchased during the third quarter of fiscal 2009, the average price paid per share, the number of shares that were purchased as part of a publicly announced repurchase program, and the approximate dollar value of shares that still could have been purchased at the end of the applicable fiscal period, pursuant to our June 2007 $5.5 billion share repurchase program:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs[1]
August 31, 2008, through October 4, 2008	—	$—	—	$2,500,000,000
October 5, 2008, through November 1, 2008	—	—	—	2,500,000,000
November 2, 2008, through November 29, 2008	—	—	—	2,500,000,000
Total Fiscal 2009 Third Quarter	—	—	—	2,500,000,000

1                   “Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs” reflects our $5.5 billion share repurchase program announced on June 27, 2007, less $3.0 billion purchased in fiscal 2008.  There is no stated expiration date for the June 2007 share repurchase program.

ITEM 5. OTHER INFORMATION

Beginning in fiscal 2006, we engaged Deloitte & Touche LLP (“Deloitte”) as our independent registered public accounting firm with respect to our financial statements.  In September 2008, Deloitte advised us that they believed an advisory partner on Deloitte’s audit engagement team had entered into trades involving our securities on multiple occasions during the period of Deloitte’s engagement. SEC rules require that we file annual financial statements that are audited by an independent registered public accounting firm. SEC rules also provide that when a partner serving in a capacity such as that of this advisory partner has an investment in securities of an audit client the audit firm is not considered independent with respect to that client.

This individual had served as the advisory partner on the audit engagement team from the commencement of Deloitte’s engagement in fiscal 2006 until September 2008.  The advisory partner is no longer an active partner at Deloitte.  The audit partner heading the audit engagement team had responsibility for all substantive issues with respect to the planning, scope and conduct of Deloitte’s audit of our company, while the former advisory partner was responsible for client relationship management, industry matters and service assessment.

The former advisory partner attended some, but not all, audit committee meetings.  At these meetings, he reviewed with the committee reports of the annual inspection of Deloitte conducted by the Public Company Accounting Oversight Board as well as Deloitte’s annual client service assessments.  The former advisory partner also met occasionally with members of management or our audit committee.  His role was to advise on industry matters and to maintain the relationship between Deloitte and us.  He did not review substantive audit matters with management or the committee.  The former advisory partner attended our annual meetings of shareholders as one of the Deloitte representatives attending those meetings.  Neither the former advisory partner nor any other Deloitte representative spoke at any of these shareholder meetings and no questions were asked of Deloitte.

Deloitte reported to us the results of its investigation of the involvement of the former advisory partner in actual audit matters, including review of its audit-related files and logs and interviews of other members of the audit engagement team.  Deloitte also reported to us the steps taken in its investigation and its conclusions and provided supporting materials to us. At the direction of our audit committee, we also conducted an investigation into the extent of any involvement of the former advisory partner in actual audit matters.  We retained outside counsel to direct and assist in this investigation. Internal counsel conducted interviews with members and certain former members of our senior management and audit committee that had contact with the former advisory partner, including our chief financial officer and our chief accounting officer.  Outside and internal counsel reviewed summaries of the interviews and related documentation, including the minutes of all of our Board of Directors and Board committee meetings in which the former advisory partner participated, our electronic records and communications identified as pertaining to the former advisory partner, and supporting materials provided by Deloitte.

Following these investigations, Deloitte and our management advised our audit committee that no evidence was discovered that indicated that the former advisory partner had any substantive responsibility for or role in the conduct of the audit.  Deloitte delivered a letter to our audit committee stating that, despite the trades in our securities by their former advisory partner and the resulting violation of the SEC’s independence rules, the former advisory partner had not exercised any influence over the conduct of the audit or its conclusions with respect to the audit or accounting consultations, that the objectivity of the persons responsible for the actual conduct of the audit had not been affected by the former advisory partner’s actions, and that Deloitte’s independence was not impaired.

Based on the foregoing and our audit committee’s understanding of the application of the relevant SEC rules, our audit committee accepted Deloitte’s conclusion and letter regarding its independence and unanimously concluded that, based on all of the facts and circumstances known to the audit committee, Deloitte’s independence was not impaired with respect to any of our financial statements covering periods during which the former advisory partner was a member of Deloitte’s audit engagement team, including the current fiscal period. Deloitte and we have reported our respective conclusions regarding this matter to the SEC.

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

BEST BUY CO., INC.
(Registrant)

Date: January 8, 2009	By:	/s/ BRADBURY H. ANDERSON
Bradbury H. Anderson
Vice Chairman and Chief Executive Officer (duly authorized officer)

Date: January 8, 2009	By:	/s/ JAMES L. MUEHLBAUER
James L. Muehlbauer
Executive Vice President — Finance and Chief Financial Officer (duly authorized and principal financial officer)

Date: January 8, 2009	By:	/s/ SUSAN S. GRAFTON
Susan S. Grafton
Vice President, Controller and Chief Accounting Officer (duly authorized and chief accounting officer)