Form 10-K
period 2009-02-28
BEST BUY CO INC
filed 2009-04-29
CIK 764478

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

  ☒
    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended February 28, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) ☐ Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of August 30, 2008, was approximately $11.6 billion, computed by reference to the price of $44.77 per share, the price at which the common equity was last sold on August 30, 2008, as reported on the New York Stock Exchange-Composite Index. (For purposes of this calculation all of the registrant's directors and executive officers are deemed affiliates of the registrant.)

As of April 27, 2009, the registrant had 416,280,233 shares of its Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement dated May 12, 2009 (to be filed pursuant to Regulation 14A within 120 days after the registrant's fiscal year-end of February 28, 2009), for the regular meeting of shareholders to be held on June 24, 2009 ("Proxy Statement"), are incorporated by reference into Part III.

CAUTIONARY STATEMENT PURSUANT TO THE
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Section 27A of the Securities Act of 1933, as amended ("Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"), provide a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their companies. With the exception of historical information, the matters discussed in this Annual Report on Form 10-K are forward-looking statements and may be identified by the use of words such as "anticipate," "believe," "estimate," "expect," "intend," "foresee," "plan," "project," "outlook," and other words and terms of similar meaning. Such statements reflect our current view with respect to future events and are subject to certain risks, uncertainties and assumptions. A variety of factors could cause our future results to differ materially from the anticipated results expressed in such forward-looking statements. Readers should review Item 1A, Risk Factors, of this Annual Report on Form 10-K for a description of important factors that could cause future results to differ materially from those contemplated by the forward-looking statements made in this Annual Report on Form 10-K. In addition, general domestic and foreign economic conditions, acquisitions and development of new businesses, product availability, new product introductions, sales volumes, the promotional activity of our competitors, profit margins, weather, foreign currency fluctuation, availability of suitable real estate locations, disaster recovery response times, and the impact of labor markets on our overall profitability, among other things, could cause our future results to differ materially from those projected in any such forward-looking statements.

BEST BUY    FISCAL    2009    FORM 10-K

PART I

Item 1. Business.

Description of Business

Unless the context otherwise requires, the use of the terms "Best Buy," "we," "us" and "our" in this Annual Report on Form 10-K refers to Best Buy Co., Inc. and, as applicable, its consolidated subsidiaries. We are a specialty retailer of consumer electronics, home office products, entertainment software, appliances and related services. We operate retail stores and Web sites under a variety of brand names such as Best Buy (BestBuy.com, BestBuy.ca, BestBuy.com.cn, espanol.BestBuy.com, BestBuyMobile.com), The Carphone Warehouse (CarphoneWarehouse.com), Five Star (Five-Star.cn), Future Shop (FutureShop.ca), Geek Squad (GeekSquad.com and GeekSquad.ca), Magnolia Audio Video (MagnoliaAV.com), Napster (Napster.com), Pacific Sales (PacificSales.com), The Phone House (PhoneHouse.com) and Speakeasy (Speakeasy.net). References to our Web site addresses do not constitute incorporation by reference of the information contained on the Web sites.

Our vision is to make life fun and easy for consumers. Our business strategy is to treat customers as unique individuals, engaging and energizing our employees to serve them, and meeting their needs with end-to-end solutions, while maximizing overall profitability. We believe we offer consumers meaningful advantages in store environment, multi-channel shopping, product value, product selection, and a variety of in-store and in-home services related to the merchandise we offer, all of which advance our objectives of enhancing our business model, gaining market share and improving profitability.

Information About Our Segments

During fiscal 2009, we operated two reportable segments: Domestic and International. The Domestic segment is comprised of the store, call center and online operations in all states, districts and territories of the U.S. operating under the brand names Best Buy, Best Buy Mobile, Geek Squad, Magnolia Audio Video, Napster, Pacific Sales and Speakeasy. U.S. Best Buy stores offer a wide variety of consumer electronics, home office products, entertainment software, appliances and related services. Best Buy Mobile stand-alone stores offer a wide selection of mobile phones, accessories and related services in a small-format store. Geek Squad provides residential and commercial product repair, support and installation services. Magnolia Audio Video stores offer high-end audio and video products and related services. Napster is an online provider of digital music. Pacific Sales stores offer high-end home-improvement products including primarily appliances, consumer electronics and related services. Speakeasy provides broadband, voice, data and information technology services to small businesses.

The International segment is comprised of: (i) all Canada store, call center and online operations, operating under the brand names Best Buy, Best Buy Mobile, Future Shop and Geek Squad; (ii) all Europe store, call center and online operations, operating under the brand names The Carphone Warehouse, The Phone House and Geek Squad; (iii) all China store, call center and online operations, operating under the brand names Best Buy, Geek Squad and Five Star and (iv) all Mexico store operations, operating under the brand names Best Buy and Geek Squad. Our International segment offers products and services similar to that of our U.S. Best Buy stores. However, Best Buy Canada stores do not carry appliances and Best Buy China stores and Five Star stores do not carry entertainment software. Further, our store format and offerings in Europe are similar to our Best Buy Mobile format and offerings in the U.S., primarily offering mobile phones and related accessories and services.

Financial information about our segments is included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Note 11, Segment and Geographic Information, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Domestic Segment

We were incorporated in the state of Minnesota in 1966 as Sound of Music, Inc. We began as an audio components retailer and, with the introduction of the videocassette recorder in the early 1980s, expanded into video products. In 1983, we changed our name to Best Buy Co., Inc. and began using mass-merchandising techniques, which included offering a wider variety of products and operating stores under a "superstore" concept. In 1989, we dramatically changed our method of retailing by introducing a self-service, noncommissioned, discount-style store concept designed to give the customer a variety of brands and more control over the purchasing process.

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

In fiscal 2003, we acquired Geek Squad Inc. Geek Squad provides residential and commercial repair, support and installation services. We acquired Geek Squad to further our plans of providing technology support services to customers. Geek Squad service is available in all Best Buy stores, as well as in six stand-alone stores in the U.S. Our goal is to build Geek Squad into one of the largest multi-national providers of residential and commercial product repair, support and installation services.

In fiscal 2005, we opened our first Magnolia Home Theater store-within-a-store experience in a U.S. Best Buy store. We believe Magnolia Home Theater — with its high-end brands, home-like displays and specially trained employees — offers a unique solution for our customers. The Magnolia Home Theater store- within-a-store experience was in 353 U.S. Best Buy stores at the end of fiscal 2009.

In fiscal 2005, we also began converting U.S. Best Buy stores to our customer centricity operating model and we completed this transition in fiscal 2007. These stores offer variations in product assortments, staffing, promotions and store design, and are focused on key customer segments. The stores tailor their store merchandising, staffing, marketing and presentation to address specific customer groups. Originally, these customer groups included affluent professional males, young entertainment enthusiasts who appreciate a digital lifestyle, upscale suburban mothers, families who are practical technology adopters and small businesses. In fiscal 2007, we evolved our customer centricity segmentation to address the needs of customer lifestyle groups, rather than specific customer groups. Our stores now focus on lifestyles such as affluent suburban families, trend-setting urban dwellers, and the closely knit families of Middle America.

In fiscal 2007, we acquired Pacific Sales Kitchen and Bath Centers, Inc. ("Pacific Sales"). Pacific Sales specializes in the sale of ultra-premium and mass-premium kitchen appliances, plumbing fixtures and home entertainment products, with a focus on builders and remodelers. We acquired Pacific Sales to enhance our ability to grow with an affluent customer base and premium brands using a proven and successful showroom format. With minimal changes to the existing store format, we expect to increase the number of stores over time in order to capitalize on the high-end segment of the U.S. home market.

In fiscal 2007, we developed the Best Buy Mobile concept through a management consulting agreement with The Carphone Warehouse Group PLC ("CPW") and test marketed five stand-alone stores located in New York. Best Buy Mobile seeks to satisfy the needs of all our customer lifestyle groups by providing a comprehensive assortment of mobile phones, accessories and related services offered by experienced sales personnel in all U.S. Best Buy stores and eight Best Buy Canada stores, as well as 38 stand-alone stores at the end of fiscal 2009.

In fiscal 2008, we acquired Speakeasy Inc. ("Speakeasy"). Speakeasy provides broadband, voice, data and information technology services. We believe our acquisition of Speakeasy will generate synergies by providing new technology solutions for our existing and future customers.

In fiscal 2009, we acquired Napster, Inc. ("Napster"). We believe Napster provides one of the most comprehensive and easy-to-use digital download music offerings in the industry. We also believe that the combined capabilities of our two companies will allow us to build stronger relationships with customers and expand the number of subscribers.

The following table lists by brand name the number of stores, total square footage and average revenue per store in our Domestic segment at the end of fiscal 2009:

Store Brand	Total Stores at End of Fiscal Year	Total Square Footage (in millions)	Fiscal 2009 Average Revenue per Store (in millions)

Best Buy	1,023	39.9	$34.2
Best Buy Mobile	38	0.06	1.1
Pacific Sales	34	0.92	12.0
Magnolia Audio Video	6	0.08	7.0
Geek Squad	6	0.01	0.2

International Segment

Our International segment was established in connection with our acquisition of Canada-based Future Shop Ltd. ("Future Shop") in fiscal 2002. The Future Shop acquisition provided us with an opportunity to increase revenue, gain market share and leverage our operational expertise in consumer electronics retailing. Since the acquisition, we have continued to build on Future Shop's position as the leading consumer electronics retailer in Canada.

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

In-store experience — The customer's interaction with store employees is different at each of the two brands. Future Shop stores have predominantly commissioned sales associates who take a more proactive role in assisting customers. Through their expertise and attentiveness, the sales associate drives the transaction. In contrast, Best Buy Canada store employees, like employees in U.S. Best Buy stores, are noncommissioned, and the stores offer more interactive displays and grab-and-go merchandising. This design allows customers to drive the transaction as they experience the products themselves, with store employees available to demonstrate and explain product features.

Products and services — Only Future Shop stores carry appliances. In addition, Geek Squad service is available in all Best Buy Canada stores, but is not available in Future Shop stores.

Store size — At the end of fiscal 2009, the average Future Shop store was approximately 26,700 square feet, compared with an average of approximately 32,500 square feet for Best Buy Canada stores. Best Buy Canada stores generally have wider aisles, as well as more square footage devoted to entertainment software.

In fiscal 2007, we acquired a 75% interest in Jiangsu Five Star Appliance Co., Ltd. ("Five Star"), one of China's largest appliance and consumer electronics retailers. We made the investment in Five Star to further our international growth plans, to increase our knowledge of Chinese customers and to obtain an immediate retail presence in China. In the fourth quarter of fiscal 2009, we completed the acquisition of the remaining 25% interest in Five Star.

In fiscal 2007, we opened our first Best Buy China store, located in Shanghai. In fiscal 2009, we furthered our expansion of Best Buy in China by opening an additional four stores.

In fiscal 2009, we acquired a 50% share in Best Buy Europe Distributions Limited ("Best Buy Europe"). Best Buy Europe is a venture with CPW, consisting of CPW's former retail and distribution business with over 2,400 The Carphone Warehouse and The Phone House stores, online channels as well as device insurance operations and mobile and fixed-line telecommunication services. The transaction also included CPW's economic interest in both Best Buy Mobile in the U.S. and the Geek Squad in the U.K. and Spain. We made the investment in Best Buy Europe to further our international growth plans, to increase our knowledge of European customers and to obtain an immediate retail presence in Europe. We plan to launch large-format Best Buy-branded stores and related online channels in the European market beginning in fiscal

2011. The primary features of Best Buy Europe's small-format stores are:

In-store experience — Stores have predominantly commissioned sales associates who provide independent advice on the best service and hardware suited to each customer. The Carphone Warehouse and The Phone House stores offer interactive displays which allow customers to experience the products themselves, with store employees available to demonstrate and explain product features. Most phone sales require an in-store registration process between the customer and the mobile network operator facilitated by our employees via our systems. Typically, credit checks and registration carried out in conjunction with the mobile network operator systems are on-the-spot, and the customer can leave the store with a fully active phone and service contract. There is also grab-and-go merchandising mainly in the form of mobile phone, laptop and gaming accessories.

Products and services — Best Buy Europe primarily sells mobile phone connections. A connection is defined as the sale and activation of mobile phone service, and it is usually combined with the sale of a subsidized handset. Our stores also sell mobile phones without a connection. Connections are either subscription-based, for which the customer commits to a contracted term with a mobile network operator, typically for 12 to 24 months, or pre-pay, for which a customer pays for usage but has no ongoing obligation. In addition, we sell mobile phone accessories. We recently expanded our product portfolio to include laptops, mobile broadband connections, gaming consoles, accessories and software. Geek Squad service is available in certain stores in the U.K. and Spain.

Best Buy Europe also offers a range of insurance products to its customers, providing protection primarily for the replacement of a lost, stolen or damaged handset. Finally, Best Buy Europe offers mobile telecommunication services in Germany and the U.K., fixed-line telecommunication services in Spain and Switzerland, and billing management services.

Store size — At the end of fiscal 2009, the average store for The Carphone Warehouse and The Phone House was approximately 600 retail square feet.

In fiscal 2009, we expanded our Best Buy Mobile operations to Canada by opening three stand-alone stores and eight store-within-a-store experiences in our Best Buy stores and opened our first Best Buy Mexico store, located in Mexico City.

The following lists by geographic location the number of stores, total square footage and average revenue per store in our International segment at the end of fiscal 2009:

Country	Total Stores at End of Fiscal Year	Total Square Footage (in millions)	Fiscal 2009 Average Revenue per Store (in millions)

Europe(1)	2,465	1.5	$0.9
Canada(2)	200	5.6	28.1
China(3)	169	6.2	9.8
Mexico(4)	1	0.1	3.9
(1)
Europe consists of 897 The Carphone Warehouse stores in the U.K. and 1,568 The Phone House stores throughout continental Europe.

(2)
Canada consists of 139 Future Shop stores, 58 Best Buy Canada stores and three Best Buy Mobile Canada stores.

(3)
China consists of 164 Five Star stores and five Best Buy China stores.

(4)
Mexico consists of one Best Buy Mexico store which was opened during the fourth quarter of fiscal 2009. The Fiscal 2009 Average Revenue per Store represents revenue generated for the period the store was in operation.

We consolidate the financial results of our Europe, China and Mexico operations on a two-month lag. Consistent with such consolidation, the financial and non-financial information presented in this filing relative to our Europe, China and Mexico operations is also presented on a two-month lag.

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

U.S. Best Buy stores are generally open 80 hours per week, seven days a week, with extended holiday hours. A typical store is staffed by one general manager and four assistant managers. The average staff per store in fiscal 2009 was approximately 99 employees, including full-time, part-time and seasonal employees, and varied by store depending on sales volumes. We have developed for the U.S. Best Buy stores a standard operating platform ("SOP") that includes procedures for inventory management, transaction processing, customer relations, store administration, product sales and services, and merchandise display. All U.S. Best Buy stores generally operate in the same manner under the SOP adjusted to local customer needs.

U.S. Best Buy Mobile stand-alone stores are generally open 73 hours a week, seven days a week, with extended holiday hours. During fiscal 2009, a typical store was staffed with one general manager, and an average of six to seven additional sales associates, including full-time, part-time and seasonal employees, which varied depending on the sales volume of each respective store.

Pacific Sales stores are typically managed by a store manager who also sells appliances. Pacific Sales stores are generally open 40 hours per week, five days a week. Depending on an individual store's volume and product offerings, store staffing includes approximately nine noncommissioned sales personnel and approximately four sales support personnel. Corporate management for Pacific Sales stores generally controls advertising, merchandise purchasing and pricing, as well as inventory policies.

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

International Segment

The Carphone Warehouse and The Phone House stores in Europe are significantly smaller than our Best Buy stores, with approximately 9,000 full-time and part-time sales associates across 2,465 Best Buy Europe stores. The stores are generally staffed with a general manager and three to four sales associates. Europe stores are generally open 60 to 80 hours per week, seven days a week. Area managers are responsible for several stores within a particular region and regional managers manage regions within a particular geography. Advertising, merchandise purchasing and pricing, and inventory policies for our stores are controlled by corporate management in each respective local market. Meetings involving store management and corporate management are held on a regular basis to review operating results and to establish future objectives.

Canada store operations are organized to support two brands. Each brand has national management that closely monitors store operations and meets regularly with store managers to review management and staff training programs, customer feedback and requests, store operating performance and other matters. Meetings involving store management, product managers, and advertising, financial and administrative staff, as well as senior management, are held quarterly to review operating results and to establish future objectives.

Canada stores are generally open 60 to 75 hours per week, seven days a week. An average Future Shop store is staffed by a general manager, an operations manager, one to four department managers and 50 to 150 sales associates, including full-time and part-time sales associates. An average Best Buy Canada store is staffed with a general manager; assistant managers for operations, merchandising, inventory, sales and services; and 80 to 110 sales associates, including full-time and part-time sales associates. The number of sales associates is dependent upon store size and sales volume.

Canada stores use a standardized operating system that includes procedures for inventory management, transaction processing, customer relations, store administration, staff training, performance appraisals and merchandise display. Advertising, merchandise purchasing and pricing, and inventory policies are centrally controlled.

Five Star stores are generally open 77 to 84 hours per week, seven days a week. A typical Five Star store is staffed by a general manager, six to 10 department managers, 27 to 100 full-time sales associates, and 50 to 200 vendor employees who sell products. Corporate management at Five Star centrally controls advertising, merchandise purchasing and pricing and inventory policies for major brand products, while management for individual regions control these operations for local brands. Meetings involving store management and corporate management are held on a regular basis to review operating results and establish future objectives.

Our Best Buy China stores employ an operating model similar to Best Buy stores in the U.S. and Canada. Our Best Buy China stores are staffed with a general manager; assistant managers for operations, merchandising, inventory and sales; and approximately 181 sales associates, including full-time and part-time sales associates. Advertising, merchandise purchasing, pricing and inventory policies for our Best Buy China stores are centrally controlled by corporate management. Meetings involving store management and corporate management are held on a regular basis to review operating results and to establish future objectives.

Our Best Buy Mexico store employs an operating model similar to that used in our U.S. Best Buy stores.

Merchandise and Services

Domestic Segment

U.S. Best Buy stores have offerings in six revenue categories: consumer electronics, home office, entertainment software, appliances, services and other. Consumer electronics consists of video and audio products. Video products include televisions, digital cameras and accessories, digital camcorders and accessories and DVD players. Audio products consists of MP3 players and accessories, navigation products, home theater audio systems and components, and mobile electronics such as car stereo and satellite radio products. The home office revenue category includes notebook and desktop computers, monitors, mobile phones and related subscription service commissions, hard drives, networking equipment and accessories. The entertainment software revenue category includes video gaming hardware and software, DVDs, CDs, digital downloads and computer software. The appliances revenue category includes major appliances as well as small electrics. The services revenue category consists primarily of service contracts, extended warranties, computer-related services, product repair, and delivery and installation for home theater, mobile audio and appliances. The other revenue category includes non-core offerings such as snacks and beverages.

U.S. Best Buy Mobile offerings are in our home office revenue category. Revenue from U.S. Best Buy Mobile stand-alone stores is primarily derived from mobile phone hardware, subscription service commissions and associated mobile phone accessories.

Pacific Sales stores have offerings in three revenue categories: appliances, consumer electronics and services. Appliances consists of major appliances, evenly split between high-end and mass-market premium brands, and plumbing, which consists of kitchen and bath fixtures including faucets, sinks, toilets and bath tubs. Consumer electronics consists of video and audio products, including televisions and home theater systems. The services revenue category consists primarily of repair services.

Magnolia Audio Video stores have offerings in two revenue categories: consumer electronics and services. Consumer electronics consists of video and audio products. Video products include televisions, DVD players and accessories. Audio products include home theater audio systems and components, mobile electronics and accessories. The services revenue category consists primarily of home theater system installation as well as service contracts and extended warranties.

International Segment

The Carphone Warehouse and The Phone House stores in Europe have offerings in two revenue categories: home office and services. Home office consists primarily of mobile phones and related accessories as well as subscription service commissions. Services consists of device insurance operations, mobile and fixed-line telecommunication services, billing management services and Geek Squad repair services.

Best Buy Canada and Future Shop stores have offerings in five revenue categories: consumer electronics, home office, entertainment software, services and other, and for Future Shop only, a sixth revenue category, appliances. Consumer electronics consists of video and audio products. Video products include televisions, digital cameras and accessories, DVD players and digital camcorders and accessories. Audio products encompass MP3 players, home theater audio systems and components, navigation products, mobile electronics and accessories. The home office revenue category includes desktop and notebook computers and their respective accessories, monitors, hard drives, printers and mobile phones and related accessories. The entertainment software revenue category includes video game hardware and software, DVDs, CDs and computer software. The appliances revenue category includes major appliances as well as small electrics. The services revenue category includes service contracts, extended warranties, repair, delivery, computer-related services and home theater installation. The other revenue category includes non-core offerings such as snacks and beverages.

Although Best Buy Canada and Future Shop stores offer similar revenue categories (except for appliances), there are differences in product brands and depth of selection within revenue categories. On average, approximately 29% of the product assortment (excluding entertainment software) overlaps between the two store brands.

Best Buy China and Five Star stores have offerings in four revenue categories: appliances, consumer electronics, home office and services. Our China stores do not carry entertainment software. Appliances includes major appliances, air conditioners, small electrics and housewares. The consumer electronics revenue category consists of video and audio products, including televisions, digital cameras, MP3 players and accessories. The home office revenue category includes desktop and notebook computers, mobile phones, traditional telephones and accessories. The services revenue category includes computer support services.

Our Best Buy Mexico store has offerings in six revenue categories: consumer electronics, home office, entertainment software, appliances, services and other, with products and offerings similar to our U.S. Best Buy stores.

Distribution

Domestic Segment

Generally, U.S. Best Buy stores' and U.S. Best Buy Mobile stand-alone stores' merchandise, except for major appliances and large-screen televisions, is shipped directly from manufacturers to our distribution centers located throughout the U.S. Major appliances and large-screen televisions are shipped to satellite warehouses in each major market. U.S. Best Buy stores are dependent upon the distribution centers for inventory storage and shipment of most merchandise. However, in order to meet release dates for selected products and to improve inventory management, certain merchandise is shipped directly to our stores from manufacturers and distributors. On average, U.S. Best Buy stores receive product shipments two or three times per week, with additional shipments during periods of high revenue volume. Contract carriers ship merchandise from the distribution centers to stores. Generally, online merchandise sales are either picked up at U.S. Best Buy stores or fulfilled directly to customers through our distribution centers.

We receive and warehouse Pacific Sales stores' merchandise at two distribution centers in California. Most merchandise is fulfilled directly to customers through our distribution centers.

We receive and warehouse Magnolia Audio Video stores' merchandise at U.S. Best Buy distribution centers. Merchandise is delivered to stores an average of three times per week pursuant to an in-house distribution system.

International Segment

The Carphone Warehouse and The Phone House stores' merchandise is shipped directly from our suppliers to our distribution centers across Europe. Stores hold the immediate stock requirement and the distribution center in each market holds additional inventory. Our stores typically receive product shipments three to four times per week, with additional shipments during periods of high revenue volume.

Our Canada stores' merchandise is shipped directly from our suppliers to our distribution centers in British Columbia and Ontario. Our Canada stores are dependent upon the distribution centers for inventory storage and shipment of most merchandise. However, in order to meet release dates for selected products and to improve inventory management, certain merchandise is shipped directly to our stores from manufacturers and distributors. Our Canada stores typically receive product shipments twice per week, with additional shipments during periods of high revenue volume. Contract carriers ship merchandise from the distribution centers to stores.

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

Our Best Buy China stores' merchandise is shipped directly from our suppliers to our distribution center in Shanghai. Our Best Buy China stores are dependent upon the distribution center for inventory storage and shipment of most merchandise. However, in order to meet release dates for selected products and to improve inventory management, certain merchandise is shipped directly to our stores from manufacturers and distributors. In certain circumstances, merchandise is shipped directly to our customers from manufacturers and distributors. Our Best Buy China stores typically receive product shipments three to four times per week, with additional shipments during periods of high revenue volume.

Our Best Buy Mexico store has distribution methods similar to that of our U.S. Best Buy stores.

Suppliers

Our strategy depends, in part, upon our ability to offer customers a broad selection of name-brand products and, therefore, our success is dependent upon satisfactory and stable supplier relationships. In fiscal 2009, our 20 largest suppliers accounted for just under half of the merchandise we purchased, with five suppliers — Sony, Hewlett-Packard, Samsung, Apple, and Toshiba — representing 28% of total merchandise purchased. The loss of or disruption in supply from any one of these major suppliers could have a material adverse effect on our revenue and earnings. We generally do not have long-term written contracts with our major suppliers that would require them to continue supplying us with merchandise. We have no indication that any of our suppliers plan to discontinue selling us merchandise. We have not experienced significant difficulty in maintaining satisfactory sources of supply, and we generally expect that adequate sources of supply will continue to exist for the types of merchandise we sell.

We operate a global sourcing office in China in order to purchase products directly from manufacturers in Asia. This office has improved our product sourcing efficiency and provides us with the capability to offer private-label products that complement our existing product assortment. In the future, we expect purchases from our global sourcing office to increase as a percentage of total purchases. We also believe that the expected increase in our global sourcing volumes will help drive gross profit rate improvements by lowering our overall product cost.

Store Development

The addition of new stores has played, and we believe will continue to play, a significant role in our growth and success. Our store development program has historically focused on entering new markets; adding stores within existing markets; and relocating, remodeling and expanding existing stores in order to offer new products and services to our customers. During fiscal 2009, we opened 285 new stores in addition to acquiring 2,414 Best Buy Europe stores, relocated 34 stores and closed 67 stores. We offer Geek Squad support services in all Best Buy stores. At February 28, 2009, we offered the Best Buy Mobile store-within-a-store experience in all U.S. Best Buy stores as well as eight Best Buy Canada stores.

The following table reconciles U.S. Best Buy stores open at the beginning and end of each of the last five fiscal years:

Fiscal Year	Stores Opened	Stores Closed	Total Stores at End of Fiscal Year

Balance forward	NA	NA	608
2005	61	(1)	668
2006	74	—	742
2007	80	—	822
2008	101	—	923
2009	100	—	1,023

The following table reconciles U.S. Best Buy Mobile stores open at the beginning and end of each of the last three fiscal years (the first Best Buy Mobile stand-alone store was opened in fiscal 2007):

Fiscal Year	Stores Opened	Stores Closed	Total Stores at End of Fiscal Year

Balance forward	NA	NA	NA
2007	5	—	5
2008	4	—	9
2009	32	(3)	38

The following table reconciles Pacific Sales stores open at the beginning and end of each of the last three fiscal years:

Fiscal Year	Stores Opened	Stores Closed	Total Stores at End of Fiscal Year

Balance forward(1)	NA	NA	14
2007	—	—	14
2008	5	—	19
2009	15	—	34
(1)
As of the March 7, 2006, date of acquisition

The following table reconciles Magnolia Audio Video stores open at the beginning and end of each of the last five fiscal years:

Fiscal Year	Stores Opened	Stores Closed	Total Stores at End of Fiscal Year

Balance forward	NA	NA	22
2005	—	(2)	20
2006	—	—	20
2007	—	—	20
2008	—	(7)	13
2009	—	(7)	6

The following table reconciles U.S. Geek Squad stores open at the beginning and end of each of the last five fiscal years:

Fiscal Year	Stores Opened	Stores Closed	Total Stores at End of Fiscal Year

Balance forward	NA	NA	1
2005	5	—	6
2006	7	(1)	12
2007	—	—	12
2008	—	(5)	7
2009	—	(1)	6

The following table reconciles The Carphone Warehouse and The Phone House stores open at the beginning and end of the last fiscal year:

Fiscal Year	Stores Opened	Stores Closed	Total Stores at End of Fiscal Year

Balance forward(1)	NA	NA	2,414
2009	105	(54)	2,465
(1)
As of the June 28, 2008, date of acquisition

The following table reconciles Future Shop stores open at the beginning and end of each of the last five fiscal years:

Fiscal Year	Stores Opened	Stores Closed	Total Stores at End of Fiscal Year

Balance forward	NA	NA	108
2005	6	—	114
2006	5	(1)	118
2007	3	—	121
2008	10	—	131
2009	9	(1)	139

The following table reconciles Best Buy Canada stores open at the beginning and end of each of the last five fiscal years:

Fiscal Year	Stores Opened	Stores Closed	Total Stores at End of Fiscal Year

Balance forward	NA	NA	19
2005	11	—	30
2006	14	—	44
2007	3	—	47
2008	4	—	51
2009	7	—	58

The following table reconciles Best Buy Mobile Canada stores open at the beginning and end of the last fiscal year (the first Best Buy Mobile Canada store was opened in fiscal 2009):

Fiscal Year	Stores Opened	Stores Closed	Total Stores at End of Fiscal Year

Balance forward	NA	NA	NA
2009	3	—	3

The following table reconciles Five Star stores open at the beginning and end of each of the last three fiscal years:

Fiscal Year	Stores Opened	Stores Closed	Total Stores at End of Fiscal Year

Balance forward(1)	NA	NA	131
2007	8	(4)	135
2008	31	(6)	160
2009	9	(5)	164
(1)
As of the June 8, 2006, the date of acquisition

The following table reconciles Best Buy China stores open at the beginning and end of each of the last three fiscal years (the first Best Buy China store was opened in fiscal 2007):

Fiscal Year	Stores Opened	Stores Closed	Total Stores at End of Fiscal Year

Balance forward	NA	NA	NA
2007	1	—	1
2008	—	—	1
2009	4	—	5

The following table reconciles the Best Buy Mexico store open at the beginning and end of the fiscal year (the first Best Buy Mexico store was opened in fiscal 2009):

Fiscal Year	Stores Opened	Stores Closed	Total Stores at End of Fiscal Year

Balance forward	NA	NA	NA
2009	1	—	1

During fiscal 2010, we expect to open approximately 65 net new stores in the U.S., Europe, Canada, China, Mexico and Turkey. Most of the new stores will be opened in markets where we already have stores, leveraging our infrastructure and making shopping more convenient for our customers. In the U.S., we anticipate opening 40 to 50 new Best Buy stores. In Canada, we expect to open approximately three Future Shop stores and four Best Buy stores. In Europe, we expect to open and close approximately the same number of The Carphone Warehouse and The Phone House stores. In China, we plan to open 12 Five Star stores and close five Five Star stores. We also expect to open one additional Best Buy store in China and five Best Buy stores in Mexico in fiscal 2010. Finally, we anticipate extending our international presence by opening our first store in Turkey in the second half of fiscal 2010.

Intellectual Property

We believe we own and have the rights to use valuable intellectual property including trademarks, service marks and tradenames, some of which are of material importance to our business, such as "Best Buy," "Best Buy Mobile," "The Carphone Warehouse," "Dynex," "Five Star," "Future Shop," "Geek Squad," "Insignia," "Magnolia Audio Video," "Napster," "Pacific Sales," "The Phone House," "Rocketfish," "Speakeasy" and the "Yellow Tag" logo. Some of our intellectual property is the subject of numerous U.S. and foreign trademark and service mark registrations. Our trademark and service mark registrations in the U.S. generally have 10-year renewable terms. We believe our intellectual property has significant value and is an important factor in the marketing of our company, our stores and our Web sites. We also believe we own valuable intellectual property for which we have patents pending. We are not aware of any facts that could negatively impact our continuing use of any of our intellectual property.

In accordance with accounting principles generally accepted in the U.S. ("GAAP"), our balance sheets include the cost of acquired intellectual property. The only material acquired intellectual properties presently included in our consolidated balance sheets are the tradenames The Carphone Warehouse, Five Star, Future Shop, Napster, Pacific Sales, The Phone House and Speakeasy, which collectively had a total carrying value of $173 million at the end of fiscal 2009. The values of these tradenames are based on the continuation of the brands. We currently classify these tradenames as indefinite-lived intangible assets, except for The Carphone Warehouse and The Phone House brands, which have definite lives. If we were to abandon any of our brands or if the expected cash flows associated with these brands were to materially decrease, we could incur an impairment charge based on the then-carrying value of the associated tradename.

Seasonality

Our business, like that of many retailers, is seasonal. Historically, we have realized more of our revenue and earnings in the fiscal fourth quarter, which includes the majority of the holiday shopping season in the U.S., Europe and Canada, than in any other fiscal quarter.

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

Competition

Our stores compete against other consumer electronics retailers, specialty home office retailers, mass merchants, online retailers, home-improvement superstores and a number of direct-to-consumer alternatives. Our stores also compete against independent dealers, regional chain discount stores, wholesale clubs, mobile phone service carriers and other specialty retail stores. Mass merchants continue to increase their assortment of consumer electronics products, primarily those that are less complex to sell, install and operate, and have been expanding their product offerings into higher-end categories. Similarly, large home-improvement retailers are expanding their assortment of appliances. In addition, consumers are increasingly downloading music, entertainment and computer software directly via the Internet.

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

Environmental Matters

We are not aware of any federal, state or local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, that have materially affected, or will materially affect, our net earnings or competitive position, or have resulted or will result in material capital expenditures. During fiscal 2009, we had no material capital expenditures for environmental control facilities and no such material expenditures are anticipated in the foreseeable future.

Number of Employees

At the end of fiscal 2009, we employed approximately 155,000 full-time, part-time and seasonal employees worldwide. We consider our employee relations to be good. In the U.S., we offer our employees a wide array of company-paid benefits, which we believe are competitive relative to others in our industry. In our operations outside the U.S., we offer benefits that may vary from those offered to our U.S. employees due to customary local practices and statutory requirements.

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

The SEC maintains a Web site that contains reports, proxy statements and other information regarding issuers that file electronically with the SEC. These materials may be obtained electronically by accessing the SEC's Web site at www.sec.gov.

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

We also make available, free of charge on our Web site, the Corporate Governance Principles of our Board of Directors ("Board") and our Code of Business Ethics (including any amendment to, or waiver from, a provision of our Code of Business Ethics) adopted by our Board, as well as the charters of the Board's Audit Committee, Compensation and Human Resources Committee, Finance and Investment Policy Committee and Nominating, Corporate Governance and Public Policy Committee. These documents are posted on our Web site at www.BestBuy.com — select the "For Our Investors" link and then the "Corporate Governance" link.

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

If any of the events described below occur, our business, financial condition, results of operations, liquidity or access to the capital markets could be materially adversely affected. The following risks could cause our actual results to differ materially from our historical experience and from results predicted by forward-looking statements made by us or on our behalf related to conditions or events that we anticipate may occur in the future. The following risks should not be construed as an exhaustive list of all factors that could cause actual results to differ materially from those expressed in forward-looking statements made by us or on our behalf. All forward-looking statements made by us or on our behalf are qualified by the risks described below.

Economic conditions in the U.S. and key international markets, a decline in consumer discretionary spending or other conditions may materially adversely impact our operating results.

We sell products and services that consumers may view as discretionary items rather than necessities. As a result, our results of operations tend to be more sensitive to changes in macro-economic conditions that impact consumer spending, including discretionary spending. Challenging macro-economic conditions also impact our customers' ability to obtain consumer credit in a timely manner, if at all. Other factors, including consumer confidence, employment levels, interest rates, tax rates, consumer debt levels, and fuel and energy costs could reduce consumer spending or change consumer purchasing habits. In the past fiscal year, many of these factors adversely affected consumer spending and, consequently, our business and results of operations. A continued slowdown in the U.S. or global economy, or an uncertain economic outlook, could materially adversely affect consumer spending habits and our operating results in the future.

The domestic and international political situation also affects consumer confidence. The threat or outbreak of domestic or international terrorism or other hostilities could lead to a decrease in consumer spending. Any of these events and factors could cause a decrease in revenue or an increase in inventory markdowns or certain operating expenses, which could materially adversely affect our results of operations.

If we do not anticipate and respond to changing consumer preferences in a timely manner, our operating results could materially suffer.

Our business depends, in large part, on our ability to successfully introduce new products, services and technologies to consumers, the frequency of such introductions, the level of consumer acceptance, and the related impact on the demand for existing products, services and technologies. Failure to accurately predict constantly changing consumer tastes, preferences, spending patterns and other lifestyle decisions, or to effectively address consumer concerns, could have a material adverse effect on our revenue, results of operations and standing with our customers.

Our results of operations could materially deteriorate if we fail to attract, develop and retain qualified employees.

Our performance is dependent on attracting and retaining qualified employees who are able to meet the wants and needs of our customers. We believe our competitive advantage is providing unique end-to-end solutions for each individual customer, which requires us to have highly trained and engaged employees. Our success depends in part upon our ability to attract, develop and retain a sufficient number of qualified employees, including store, service and administrative personnel. The turnover rate in the retail industry is high, and qualified individuals of the requisite caliber and number needed to fill these positions may be in short supply in some areas. Our inability to recruit a sufficient number of qualified individuals in the future may delay planned openings of new stores or affect the speed with which we expand initiatives such as our international operations. Delayed store openings, significant increases in employee turnover rates or significant increases in labor costs could have a material adverse effect on our business, financial condition and results of operations.

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

The failure to control our costs and reduce our expense structure could have a material adverse impact on our profitability.

Customer traffic within our stores and overall consumer spending have decreased in the past fiscal year, driven by turmoil in the financial markets and other macro-economic factors, which makes it more challenging for us to maintain or grow our operating income rates. As a result, we must continue to reduce our expense structure to more competitive levels. Any unplanned increases in our labor and benefit rates, advertising and marketing expenses, other store expenses or indirect spending could delay or prevent us from achieving increased profitability or otherwise have a material adverse impact on our results of operations.

Our liquidity may be materially adversely affected by the financial crisis in the U.S. and key international markets.

We must have sufficient sources of liquidity to fund our working capital requirements, pay operating expenses, service our outstanding indebtedness and finance investment opportunities. Without sufficient liquidity, we could be forced to curtail our operations or we may not be able to pursue promising business opportunities. The principal sources of our liquidity are funds generated from operating activities, available cash and cash equivalents, and borrowings under credit facilities and other debt financings.

As widely reported, global financial markets have been experiencing extreme disruption in recent months,

including, among other things, severely diminished liquidity, constrained credit availability and extreme volatility in securities prices. These market conditions affected, to a degree, our ability to borrow committed portions of our $2.5 billion five-year unsecured revolving credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and a syndication of banks ("Credit Agreement"). Lehman Commercial Paper Inc. ("Lehman CPI"), a subsidiary of Lehman Brothers Holdings Inc., which filed a petition under Chapter 11 of the U.S. Bankruptcy Code in September 2008, provided a commitment of $180 million under the Credit Agreement. Since September 2008, Lehman CPI has declined requests for funding under the Credit Agreement and no other lender assumed Lehman CPI's obligation to fund. We cannot be certain whether another lender might assume Lehman CPI's commitment or whether one or more other syndicate lenders under the Credit Agreement might also seek bankruptcy protection or otherwise fail to satisfy their financing obligations under the Credit Agreement.

If our sources of liquidity do not satisfy our requirements, we may have to seek additional financing. The availability of financing will depend on a variety of factors, such as economic and market conditions, the availability of credit and our credit ratings, as well as the possibility that lenders could develop a negative perception of us or the retail industry generally. If required, we may not be able to obtain additional financing ,on favorable terms, or at all.

Changes in our credit ratings may limit our access to capital markets and materially increase our borrowing costs.

In fiscal 2009, Moody's Investors Service, Inc. maintained its rating and outlook of our debt securities while Fitch Ratings Ltd. reaffirmed its rating of our debt securities as BBB+ but assigned a negative outlook and Standard & Poor's Ratings Services announced that it had downgraded the rating of our debt securities to BBB- with a stable outlook.

Future downgrades to our long-term credit ratings and outlook could negatively impact our access to the capital markets and the perception of us by lenders and other third parties. Our credit ratings are based upon information furnished by us or obtained by a rating agency from its own sources and is subject to revision, suspension or withdrawal by the rating agency at any time. Rating agencies may review the ratings assigned to us due to developments that are beyond our control.

Any further downgrade to our debt securities will result in higher interest costs for certain of our credit facilities and other debt financings, and could result in higher interest costs on future financings. Further, in the event of such a downgrade, we may not be able to successfully obtain additional financing, if necessary, on favorable terms, or at all.

Our growth is dependent on the success of our strategies.

Our growth is dependent on our ability to identify, develop and execute strategies. While we believe customer centricity and the pursuit of international growth opportunities will enable us to grow our business, misjudgments could have a material adverse effect on our business, financial condition and results of operations.

Our growth strategy includes expanding our business by opening stores both in existing markets and in new markets.

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

We also intend to open stores in new markets. The risks associated with entering a new market include difficulties in attracting customers where there is a lack of customer familiarity with our brands, our lack of familiarity with local customer preferences, seasonal differences in the market and our ability to obtain the necessary governmental approvals. In addition, entry into new markets may bring us into competition with new competitors or with existing competitors with a large, established market presence. We cannot ensure that our new stores will be profitably deployed. As a result, our future profitability may be materially adversely affected.

Failure in our pursuit or execution of new business ventures, strategic alliances and acquisitions could have a material adverse impact on our business.

Our growth strategy includes expansion via new business ventures, strategic alliances and acquisitions. Assessing a potential growth opportunity involves extensive due diligence. However, the amount of information we can obtain about a potential growth opportunity may be limited, and we can give no assurance that new business ventures, strategic alliances and acquisitions will positively affect our financial performance or will perform as planned. Integrating new businesses, stores and concepts can be a difficult task. Cultural differences in some markets into which we expand or into which we introduce new retail concepts may result in customers in those markets being less receptive than originally anticipated. These types of transactions may divert our capital and our management's attention from other business issues and opportunities. We may not be able to successfully assimilate or integrate companies that we acquire, including their personnel, financial systems, distribution, operations and general operating procedures. We may also encounter challenges in achieving appropriate internal control over financial reporting in connection with the integration of an acquired company. If we fail to assimilate or integrate acquired companies successfully, our business and operating results could suffer materially.

Failure to protect the integrity and security of our customers' information could expose us to litigation and materially damage our standing with our customers.

The use of individually identifiable data by our business and our business associates is regulated at the state, federal and international levels. Increasing costs associated with information security — such as increased investment in technology, the costs of compliance with consumer protection laws and costs resulting from consumer fraud — could cause our business and results of operations to suffer materially. Additionally, the success of our online operations depends upon the secure transmission of confidential information over public networks, including the use of cashless payments. While we have taken significant steps to protect customer and confidential information, there can be no assurance that advances in computer capabilities, new discoveries in the field of cryptography or other developments will prevent the compromise of our customer transaction processing capabilities and personal data. If any such compromise of our security were to occur, it could have a material adverse effect on our reputation, operating results and financial condition. Any such compromise may materially increase the costs we incur to protect against such information security breaches and could subject us to additional legal risk.

Risks associated with the vendors from whom our products are sourced could materially adversely affect our revenue and gross profit.

The products we sell are sourced from a wide variety of domestic and international vendors. Global sourcing is an important part of our business and positively affects our financial performance. Our 20 largest suppliers account for just under half of the merchandise we purchase. If any of our key vendors fails to supply us with products or continue to develop new technologies, we may not be able to meet the demands of our customers and our revenue could materially decline. We require all of our vendors to comply with applicable laws, including labor and environmental laws, and otherwise be certified as meeting our required vendor standards of conduct. Our ability to find qualified vendors who meet our standards and supply products in a timely and efficient manner is a significant challenge, especially with respect to goods sourced from outside the U.S. Political or financial instability, merchandise quality issues, product safety concerns, trade restrictions, work stoppages, tariffs, foreign currency exchange rates, transportation capacity and costs, inflation, outbreak of pandemics and other factors relating to foreign trade are beyond our control. These and other issues affecting our vendors could materially adversely affect our revenue and gross profit.

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

Changes to the National Labor Relations Act could have a material adverse impact on our business.

The Employee Free Choice Act ("EFCA") is pending before the U.S. Congress. The EFCA, also referred to as the "card check" bill, if passed in its current or similar form, could significantly change the nature of labor relations in the U.S. Specifically, it would impact how union elections and contract negotiations are conducted. The pending or similar legislation could make it easier for unions to be formed, and employers of newly unionized employees may face mandatory, binding arbitration of labor scheduling, costs and standards, which could increase the costs of doing business.

At February 28, 2009, we had 1,107 stores operating in the U.S. None of the employees in those stores were represented by labor unions or worked under collective bargaining agreements. Passage of the pending or similar legislation could materially adversely affect our results of operations.

Regulatory developments in the U.S. could impact our private-label credit card financing offers and have a material adverse impact on our revenue and profitability.

We offer private-label credit cards in the U.S. through third-party financial institutions that manage and directly extend credit to our customers. Cardholders who choose the private-label card can receive low- or no-interest promotional financing on qualifying purchases. If a customer utilizes a deferred interest financing offer and fails to comply with the terms of the offer, all deferred interest becomes due and payable to the third-party financial institution. Private label credit card sales accounted for 18%, 16% and 17% of our Domestic segment's revenue in fiscal 2009, 2008 and 2007, respectively.

In December 2008, the Federal Reserve issued a wide range of new regulations intended to improve the disclosures that consumers receive in connection with credit card accounts and other revolving credit plans. These new provisions, effective July 1, 2010, could limit the ability of card issuers to charge interest to customers who utilize deferred interest financing offers but do not comply with the terms of the offer. Pending the Federal Reserve's issuance of its final ruling, there can be no assurance that some of our deferred interest financing offers on our private-label credit card will continue to be available in their existing form. If we are unable to continue to make low- or no-interest financing offers, our revenue and profitability may be materially adversely affected.

Our International activities subject us to risks associated with the legislative, judicial, accounting, regulatory, political and economic conditions specific to the countries or regions in which we operate, which could materially adversely affect our financial performance.

We have a presence in various foreign countries including Belgium, Bermuda, Canada, China, France, Germany, Ireland, Luxembourg, Mexico, the Republic of Mauritius, the Netherlands, Portugal, Spain, Sweden, Turkey, Turks and Caicos, and the United Kingdom. During fiscal 2009, our International segment's operations generated 22% of our revenue. Our growth strategy includes expansion into new or existing international markets, and we expect that our International segment's operations will account for a larger portion of our revenue in the future. Our future operating results in these countries and in other countries or regions throughout the world where we may operate in the future could be materially adversely affected by a variety of factors, many of which are beyond our control including political conditions, economic conditions, legal and regulatory constraints and foreign currency regulations.

In addition, foreign currency exchange rates and fluctuations may have an impact on our future costs or on future cash flows from our International segment's operations, and could materially adversely affect our financial performance. Moreover, the economies of some of the countries in which we have operations have in the past suffered from high rates of inflation and currency devaluations, which, if they were to occur again, could materially adversely affect our financial performance. Other factors which may materially adversely impact our International segment's operations include foreign trade, monetary, tax and fiscal policies both of the U.S. and of other countries; laws, regulations and other activities of foreign governments, agencies and similar organizations; and maintaining facilities in countries which have historically been less stable than the U.S.

Additional risks inherent in our International segment's operations generally include, among others, the costs and difficulties of managing international operations, adverse tax consequences and greater difficulty in enforcing intellectual property rights in countries other than the U.S. The various risks inherent in doing business in the U.S. generally also exist when doing business outside of the U.S., and may be exaggerated by the difficulty of doing business in numerous sovereign jurisdictions due to differences in culture, laws and regulations.

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

A disruption in our relationship with Accenture, who helps us manage our information technology and human resources operations and conducts certain procurement activities, could materially adversely affect our business and results of operations.

We have engaged Accenture LLP ("Accenture"), a global management consulting, technology services and outsourcing company, to manage significant portions of our information technology and human resources operations as well as to conduct certain procurement activities. We rely heavily on our management information systems for inventory management, distribution and other functions. We also rely heavily on human resources support to attract, develop and retain a sufficient number of qualified employees. We also use Accenture to provide procurement support to research and to purchase certain non-merchandise products and services. Any disruption in our relationship with Accenture could result in decreased revenue and increased overhead costs, causing our business and results of operations to suffer materially.

We have various commercial insurance agreements and sell extended warranties to customers on behalf of a subsidiary of AIG, whose parent company has experienced and continues to experience financial difficulties.

We have various commercial insurance relationships with AIG Commercial Insurance Group, Inc. ("AIG CI"), a subsidiary of American International Group, Inc. ("AIG"), including workers' compensation, directors and officers, commercial property, general liability and other insurance policies. We also sell extended warranties on behalf of AIG CI. Commissions received from AIG CI from the sale of extended warranties represented 2.0%, 2.1% and 2.2% of our revenue in fiscal 2009, 2008 and 2007, respectively. At February 28, 2009 and March 1, 2008, claims receivable from AIG CI were $35 million and $28 million, respectively.

Although AIG has advised that its commercial insurance subsidiaries remain well-capitalized and they have sufficient reserves and liquidity to pay claims despite the parent company's recent issues and diminished financial position, we can give no assurance that AIG CI or applicable regulatory authorities will be able to fulfill the insurer's obligations under our existing insurance policies or on our customers' outstanding product warranties in the event of a failure of AIG CI. Further, in the event of a failure of AIG CI, we could be required to replace our existing insurance policies and seek a new provider of extended warranties, which may be difficult to do in a timely manner or on substantially similar terms as our existing agreements with AIG CI. Failure to do so could materially adversely affect our results of operations and financial condition, as well as damage customer relationships.

We are highly dependent on the cash flows and net earnings we generate during our fourth fiscal quarter, which includes the majority of the holiday selling season.

Approximately one-third of our revenue and more than one-half of our net earnings are generated in our fourth fiscal quarter, which includes the majority of the holiday shopping season in the U.S., Europe and Canada. Unexpected events or developments such as natural or man-made disasters, product sourcing issues or adverse economic conditions in our fourth quarter could have a material adverse effect on our results of operations.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Stores, Distribution Centers and Corporate Facilities

Domestic Segment

The following table summarizes the geographic location of our Domestic segment stores at the end of fiscal 2009:

	U.S. Best Buy Stores	U.S. Best Buy Mobile Stores	Pacific Sales Stores	Magnolia Audio Video Stores	U.S. Geek Squad Stores

Alabama	14	—	—	—	—
Alaska	1	—	—	—	—
Arizona	27	—	2	—	—
Arkansas	8	—	—	—	—
California	117	—	31	4	2
Colorado	22	—	—	—	1
Connecticut	12	3	—	—	—
Delaware	4	—	—	—	—
District of Columbia	2	—	—	—	—
Florida	62	—	—	—	—
Georgia	30	4	—	—	1
Hawaii	2	—	—	—	—
Idaho	5	—	—	—	—
Illinois	57	2	—	—	—
Indiana	20	1	—	—	—
Iowa	13	—	—	—	—
Kansas	8	—	—	—	—
Kentucky	9	—	—	—	—
Louisiana	13	—	—	—	—
Maine	6	—	—	—	—
Maryland	22	5	—	—	—
Massachusetts	27	—	—	—	—
Michigan	32	—	—	—	—
Minnesota	27	1	—	—	2
Mississippi	7	—	—	—	—
Missouri	21	—	—	—	—
Montana	3	—	—	—	—
Nebraska	6	—	—	—	—
Nevada	10	—	1	—	—
New Hampshire	6	—	—	—	—
New Jersey	23	2	—	—	—
New Mexico	5	—	—	—	—
New York	46	4	—	—	—
North Carolina	32	6	—	—	—
North Dakota	4	—	—	—	—
Ohio	38	—	—	—	—
Oklahoma	11	—	—	—	—
Oregon	10	—	—	—	—
Pennsylvania	33	5	—	—	—
Puerto Rico	4	—	—	—	—
Rhode Island	2	—	—	—	—
South Carolina	14	4	—	—	—
South Dakota	2	—	—	—	—
Tennessee	15	—	—	—	—
Texas	101	—	—	—	—
Utah	9	—	—	—	—
Vermont	1	—	—	—	—
Virginia	34	1	—	—	—
Washington	20	—	—	2	—
West Virginia	3	—	—	—	—
Wisconsin	23	—	—	—	—

Total	1,023	38	34	6	6

Note: At the end of fiscal 2009, we owned 24 of our U.S. Best Buy store locations and operated 34 U.S. Best Buy stores for which we owned the building and leased the land. All other stores in the Domestic segment at the end of fiscal 2009 were leased.

At the end of fiscal 2009, we operated 1,023 U.S. Best Buy stores, 38 U.S. Best Buy Mobile stand-alone stores, 34 Pacific Sales stores, six Magnolia Audio Video stores, and six Geek Squad stand-alone stores, totaling approximately 40.9 million retail square feet.

We have 22 distribution centers throughout the U.S. to service our Domestic segment operations, of which approximately 7.0 million square feet are leased and approximately 3.2 million square feet are owned.

We also lease approximately 0.2 million square feet of space in Louisville, Kentucky, that is used by our Geek Squad operations to service notebook and desktop computers.

Our principal corporate office is located in Richfield, Minnesota, and is an owned facility consisting of four interconnected buildings totaling approximately 1.5 million square feet. Accenture, who manages our information technology and human resources operations and conducts certain procurement activities for us, and certain other of our vendors who provide us with a variety of additional corporate services, occupy a portion of our principal corporate office. We also lease an aggregate of approximately 0.1 million square feet of corporate office space in California for both our Pacific Sales and Napster operations and in Washington for our Speakeasy operations.

International Segment

The following table summarizes the geographic location of our International segment stores at the end of fiscal 2009:

	Europe		Canada		China		Mexico
	The Carphone Warehouse Stores	The Phone House Stores	Best Buy and Best Buy Mobile Stores	Future Shop Stores	Best Buy Stores	Five Star Stores	Best Buy Stores

Europe
Belgium	—	85	—	—	—	—	—
France	—	322	—	—	—	—	—
Germany	—	263	—	—	—	—	—
Ireland	76	—	—	—	—	—	—
Netherlands	—	190	—	—	—	—	—
Portugal	—	163	—	—	—	—	—
Spain	—	442	—	—	—	—	—
Sweden	—	103	—	—	—	—	—
United Kingdom	821	—	—	—	—	—	—
Canada
Alberta	—	—	9	17	—	—	—
British Columbia	—	—	8	21	—	—	—
Manitoba	—	—	2	5	—	—	—
New Brunswick	—	—	—	3	—	—	—
Newfoundland	—	—	—	1	—	—	—
Nova Scotia	—	—	1	3	—	—	—
Ontario	—	—	31	56	—	—	—
Prince Edward Island	—	—	—	1	—	—	—
Quebec	—	—	9	29	—	—	—
Saskatchewan	—	—	1	3	—	—	—
China
Anhui	—	—	—	—	—	13	—
Henan	—	—	—	—	—	9	—
Jiangsu	—	—	—	—	—	99	—
Shandong	—	—	—	—	—	8	—
Shanghai	—	—	—	—	5	—	—
Sichuan	—	—	—	—	—	6	—
Yunnan	—	—	—	—	—	5	—
Zhejiang	—	—	—	—	—	24	—
Mexico
Estado de Mexico	—	—	—	—	—	—	1

Total	897	1,568	61	139	5	164	1

Note: At the end of fiscal 2009, we owned none of The Carphone Warehouse and two of The Phone House store locations, three of our Best Buy Canada store locations, six of our Five Star store locations and one of our Best Buy China store locations. All other stores in the International segment at the end of fiscal 2009 were leased.

At the end of fiscal 2009, we operated 897 The Carphone Warehouse stores, 1,568 The Phone House stores, 58 Best Buy Canada stores, three Best Buy Mobile Canada stores, 139 Future Shop stores, five Best Buy China stores, 164 Five Star stores and one Best Buy Mexico store totaling approximately 13.3 million retail square feet.

We lease approximately 0.8 million square feet of distribution center space throughout nine European countries to service our Europe operations.

We lease approximately 1.1 million square feet of distribution center space in Brampton, Ontario, and approximately 0.4 million square feet of distribution center space in Vancouver, British Columbia, to service our Canada operations.

We lease approximately 1.0 million square feet of distribution center space in Jiangsu Province and an additional approximately 0.6 million square feet of distribution center space throughout the Five Star retail chain to support our Five Star distribution network in China. We lease approximately 0.1 million square feet of distribution center space in Shanghai to service our Best Buy China operations.

We lease approximately 34,000 square feet of distribution center space in Estado de Mexico, Mexico, to support our Best Buy Mexico store.

The principal office for our Best Buy Europe operations is located in a 156,000-square-foot leased facility in Acton, West London. The principal office for our Canada operations is located in a 141,000-square-foot leased facility in Burnaby, British Columbia. The principal office for our Five Star operations is located in a 46,000-square-foot owned facility in Nanjing, Jiangsu. The principal office for our Best Buy China operations is located in a 27,000-square-foot leased facility in Shanghai. The principal office for Best Buy Mexico is located in a 20,000-square-foot leased facility in Mexico City, Mexico. In addition, we lease a 4,000-square-foot facility in Vancouver, British Columbia to support our International segment operations.

Global Sourcing

We lease approximately 45,000 square feet of office space in Shanghai, China, to support of our global sourcing operations.

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

Item 3. Legal Proceedings.

In December 2005, a purported class action lawsuit captioned, Jasmen Holloway, et al. v. Best Buy Co., Inc., was filed against us in the U.S. District Court for the Northern District of California. This federal court action alleges that we discriminate against women and minority individuals on the basis of gender, race, color and/or national origin in our stores with respect to our employment policies and practices. The action seeks an end to discriminatory policies and practices, an award of back and front pay, punitive damages and injunctive relief, including rightful place relief for all class members. The Court has scheduled a class certification hearing. We believe the allegations are without merit and intend to defend this action vigorously.

We are involved in various other legal proceedings arising in the normal course of conducting business. We believe the amounts provided in our consolidated financial statements, as prescribed by GAAP, are adequate in light of the probable and estimable liabilities. The resolution of those proceedings is not expected to have a material effect on our results of operations or financial condition.

Executive Officers of the Registrant
(As of February 28, 2009)

Name	Age	Position With the Company	Years With the Company

Bradbury H. Anderson	59	Vice Chairman and Chief Executive Officer	36
Shari L. Ballard	42	Executive Vice President — Retail Channel Management	16
David P. Berg(1)	47	Executive Vice President and Chief Operating Officer — Best Buy International	7
Brian J. Dunn	48	President and Chief Operating Officer	24
Susan S. Grafton	52	Vice President, Controller and Chief Accounting Officer	8
Joseph M. Joyce	57	Senior Vice President, General Counsel and Assistant Secretary	18
Allen U. Lenzmeier(2)	65	Vice Chairman	25
David J. Morrish(2)	51	Executive Vice President — Connected Digital Solutions	11
James L. Muehlbauer	47	Executive Vice President — Finance and Chief Financial Officer	7
John Noble(1)	50	Senior Vice President and Chief Financial Officer — Best Buy International	7
Kalendu Patel	45	Executive Vice President — Emerging Business	6
Jonathan E. Pershing	38	Executive Vice President — Human Capital	20
Michael J. Pratt	41	President of Best Buy Canada	18
Ryan D. Robinson	43	Senior Vice President, Chief Financial Officer — U.S. Strategic Business Unit and Treasurer	7
Richard M. Schulze	68	Founder and Chairman of the Board	43
Michael A. Vitelli	53	Executive Vice President — Customer Operating Groups	5
Robert A. Willett	62	Chief Executive Officer — Best Buy International and Chief Information Officer	5
(1)
Effective March 31, 2009, Mr. Berg and Mr. Noble resigned from Best Buy.

(2)
Effective February 28, 2009, Mr. Lenzmeier retired from Best Buy, though he continues to serve as a director, and Mr. Morrish resigned from Best Buy.

Bradbury H. Anderson has been a director since August 1986 and is currently a Vice Chairman and our Chief Executive Officer. We have announced that Mr. Anderson will retire as our Chief Executive Officer on June 24, 2009. He assumed the responsibility of Chief Executive Officer in June 2002, having previously served as President and Chief Operating Officer since April 1991. He has been employed in various capacities with us since 1973. In addition, he serves on the board of General Mills, Inc., as well as on the boards of the Retail Industry Leaders Association, the American Film Institute, Minnesota Early Learning Foundation, Best Buy Children's Foundation, Minnesota Public Radio and Waldorf College.

Shari L. Ballard was named Executive Vice President — Retail Channel Management in September 2007. Prior to her new position, she served as Executive Vice President — Human Resources and Legal since December 2004. Ms. Ballard joined us in 1993 and has held positions as Senior Vice President, Vice President, and general and assistant store manager.

David P. Berg was named Executive Vice President and Chief Operating Officer — Best Buy International in March 2008. Prior to his strategy and development role, he was Senior Vice President and Chief Operating Officer — Best Buy International. Mr. Berg joined Best Buy in 2002 as Vice President and Associate General Counsel.

Brian J. Dunn was named President and Chief Operating Officer in February 2006. We have announced that Mr. Dunn will become our Chief Executive Officer on June 24, 2009. A 24-year veteran of Best Buy, Mr. Dunn began his career with us as a store associate in 1985. Prior to being named to his current position, Mr. Dunn served as President — Retail, North America since December 2004. Prior to that, he held the positions of Executive Vice President, Senior Vice President, Regional Vice President, Regional Manager, District Manager, and

Store Manager. Mr. Dunn serves on the board of Dick's Sporting Goods, Inc., a full-line sporting goods retailer.

Susan S. Grafton was named Vice President, Controller and Chief Accounting Officer in December 2006. Ms. Grafton joined us in 2000 and has held positions as Vice President — Financial Operations and Controller, Vice President — Planning and Performance Management, Senior Director and Director. Prior to joining us, she was with The Pillsbury Company and Pitney Bowes, Inc. in numerous finance and accounting positions. Ms. Grafton serves on the Finance Leaders Council for the Retail Industry Leaders Association and the Financial Executive Council for the National Retail Federation.

Joseph M. Joyce was named Senior Vice President, General Counsel and Assistant Secretary in 1997. Mr. Joyce joined us in 1991 as Vice President — Human Resources and General Counsel. Prior to joining us, Mr. Joyce was with Tonka Corporation, a toy maker, having most recently served as vice president, secretary and general counsel.

Allen U. Lenzmeier has been a director since February 2001 and is a Vice Chairman. Prior to his promotion to Vice Chairman in 2004, he served in various capacities since joining us in 1984. His prior positions include President and Chief Operating Officer from 2002 to 2004, and President of Best Buy Retail Stores from 2001 to 2002. He serves on the boards of UTStarcom, Inc. and Envoy Medical Corp., and serves as chairman of the board of American TeleCare Inc. In addition, he is a national trustee for the Boys and Girls Clubs of America, and serves on its Twin Cities board of directors.

David J. Morrish became Executive Vice President — Connected Digital Solutions on March 2, 2008. Mr. Morrish joined us in 1998 as Vice President, Merchandising and most recently served as a Senior Vice President — PC Mobility Solutions. Prior to joining us, he spent 17 years with Sears Canada Inc., where he held a variety of positions of increasingly responsibility including as vice president/general merchandising manager.

James L. Muehlbauer was named Executive Vice President — Finance and Chief Financial Officer in April 2008. Previously he served as Enterprise Chief Financial Officer (interim), Chief Financial Officer — Best Buy U.S., Senior Vice President — Finance, and Vice President and Chief Financial Officer — Musicland, a former Best Buy company. Prior to joining us, Mr. Muehlbauer spent 10 years with The Pillsbury Company, a consumer packaged goods company, where he held various senior-level finance management positions, including vice president and worldwide controller, vice president of operations, divisional finance director, director of mergers and acquisitions, and director of internal audit. A certified public accountant (inactive), Mr. Muehlbauer spent eight years with Coopers & Lybrand LLP, where he held senior manager positions in the firm's audit and consulting practices.

John Noble was named Senior Vice President and Chief Financial Officer — Best Buy International in May 2006. Mr. Noble joined us in 2002 and has held positions as Senior Vice President and Chief Financial Officer — Best Buy Canada, and Vice President — Finance. Prior to joining us, Mr. Noble spent 10 years with The Pillsbury Company, and most recently served as its vice president — finance for operations.

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

Jonathan E. Pershing was named Executive Vice President — Human Capital in December 2007. Mr. Pershing joined us in 1989 as a retail manager and steadily advanced to positions of increasing responsibility. He has held positions such as Divisional Manager — Loss Prevention, Vice President of Retail Operations — Musicland, a former Best Buy company, and as Vice President — Organizational Alignment. He serves as a member of the board of directors for Project Success, Minneapolis, Minnesota.

Michael J. Pratt became President — Best Buy Canada in January 2008. Prior to his assuming that position, Mr. Pratt was a Senior Vice President — Best Buy Canada. Prior to that, he had held numerous roles in his 17 years with Future Shop and Best Buy Canada, most recently responsible for Best Buy Canada stores, marketing, advertising and store design and our Commercial Sales Group in Canada.

Ryan D. Robinson was named Senior Vice President, Chief Financial Officer — U.S. Strategic Business Unit and Treasurer in December 2007. Mr. Robinson joined us in 2002 and has held positions as Senior Vice President and Chief Financial Officer — New Growth Platforms, Senior Vice President — Finance and Treasurer, and Vice President — Finance and Treasurer. Prior to joining us, he spent 15 years at ABN AMRO Holding N.V., an international bank, and most recently served as senior vice president and director of that financial institution's North American private-equity activities. Mr. Robinson also held management positions in ABN AMRO Holding N.V.'s corporate finance, finance advisory, acquisitions and asset securitization divisions.

Richard M. Schulze is a founder of Best Buy. He has been an officer and director from our inception in 1966 and currently is Chairman of the Board. Effective in June 2002, he relinquished the duties of Chief Executive Officer, having served as our principal executive officer for more than 30 years. He is on the board of the University of St. Thomas, chairman of its Executive and Institutional Advancement Committee, and a member of its Board Affairs Committee. Mr. Schulze is also chairman of the board of governors of the University of St. Thomas Business School.

Michael A. Vitelli became Executive Vice President — Customer Operating Groups in March 2008. Mr. Vitelli joined us in February 2004 and has held positions such as Senior Vice President and General Manager — Home Solutions. Prior to joining us, his professional career included 23 years at Sony Electronics, Inc., serving in positions of increasing responsibility, including executive vice president of Sony's Visual Products Company. Mr. Vitelli serves on the boards of the Minnesota chapter of the National Multiple Sclerosis Society and the National Consumer Technology Industry chapter of the Anti-Defamation League, where he serves as the industry chair.

Robert A. Willett is our Chief Executive Officer — Best Buy International and Chief Information Officer. He previously served as an Executive Vice President — Operations from April 2004 to April 2006. In April 2002, we engaged Mr. Willett as a consultant and special advisor to our Board on matters relating to operational efficiency and excellence. Prior to that, he was the global managing partner for the retail practice at Accenture, where he was a member of its executive committee. Mr. Willett began his career in store management at Marks & Spencer P.L.C., a leading British department store chain, and has held executive positions of managing director and group CEO at other retailers in Europe. In 2008, Mr. Willett joined the board of directors of Lighthaus Logic Inc., a Canadian company that develops and deploys high-performance video analytics for security and business intelligence applications.

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

	Sales Price
	High	Low

Fiscal 2009
First Quarter	$45.95	$38.75
Second Quarter	48.03	36.10
Third Quarter	47.50	16.42
Fourth Quarter	31.25	19.02
Fiscal 2008
First Quarter	$50.19	$44.70
Second Quarter	49.44	41.85
Third Quarter	51.98	42.39
Fourth Quarter	53.90	41.92

Holders

As of April 27, 2009, there were 3,514 holders of record of our common stock.

Dividends

In fiscal 2004, our Board initiated the payment of a regular quarterly cash dividend with respect to shares of our common stock. A quarterly cash dividend has been paid in each subsequent quarter and the dividend rate has historically increased each year. Effective with the quarterly cash dividend paid in the third quarter of fiscal 2008, we increased our quarterly cash dividend per share by 30% to $0.13 per share. Effective with the quarterly cash dividend paid in the third quarter of fiscal 2009, we increased our quarterly cash dividend per share by 8% to $0.14 per share. The payment of cash dividends is subject to customary legal and contractual restrictions.

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

In accordance with our June 2007 share repurchase program, on June 26, 2007, we entered into an accelerated share repurchase ("ASR") program that consisted of two agreements to purchase shares of our common stock from Goldman, Sachs & Co. ("Goldman") for an aggregate purchase price of $3.0 billion. The ASR program concluded in February 2008 with 65.8 million total shares delivered to us at an average purchase price of $45.59 per share. At the end of fiscal 2008, $2.5 billion of the $5.5 billion of the share repurchase program authorized by our Board in June 2007 was available for future share repurchases. We made no share repurchases in fiscal 2009.

We consider several factors in determining when to make share repurchases including, among other things, our cash needs and the market price of our stock. We expect that cash provided by future operating activities, as well as available cash and cash equivalents and short-term investments, will be the sources of funding for our share repurchase program. Based on the anticipated amounts to be generated from those sources of funds in relation to the remaining authorization approved by our Board under the June 2007 share repurchase program, we do not expect that future share repurchases will have a material impact on our short-term or long-term liquidity. We do not anticipate making any share repurchases in fiscal 2010.

The following table presents the total number of shares repurchased during the fourth quarter of fiscal 2009 by fiscal month, the average price paid per share, the number of shares that were purchased as part of a publicly announced repurchase plan, and the approximate dollar value of shares that may yet be purchased pursuant to the $5.5 billion share repurchase program as of the end of fiscal 2009:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)

November 30, 2008, through January 3, 2009	—	—	—	$2,500,000,000
January 4, 2009, through January 31, 2009	—	—	—	2,500,000,000
February 1, 2009, through February 28, 2009	—	—	—	2,500,000,000

Total Fiscal 2009 Fourth Quarter	—	—	—	$2,500,000,000

(1)
"Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs" reflects our June 2007 $5.5 billion share repurchase program announced on June 27, 2007, less the $3.0 billion purchased under the ASR program in fiscal 2008. There is no stated expiration for the June 2007 share repurchase program.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about our common stock that may be issued under our equity compensation plans as of February 28, 2009.

Plan Category	Securities to Be Issued Upon Exercise of Outstanding Options		Weighted Average Exercise Price per Share(1)	Securities Available for Future Issuance(2)

Equity compensation plans approved by security holders(3)	42,954,756	(4)	$38.37	10,369,619
Equity compensation plans not approved by security holders(5)	11,250		34.44	NA

Total	42,966,006		$38.37	10,369,619

(1)
Includes weighted-average exercise price of outstanding stock options only.

(2)
Includes 6,249,572 shares of our common stock which have been reserved for issuance under the Best Buy Co., Inc. 2003 Employee Stock Purchase Plan.

(3)
Includes the 1994 Full-Time Non-Qualified Stock Option Plan, the 1997 Directors' Non-Qualified Stock Option Plan, the 1997 Employee Non-Qualified Stock Option Plan and the 2004 Omnibus Stock and Incentive Plan.

(4)
Includes grants of stock options and market-based, performance-based and time-based restricted stock.

(5)
Represents non-plan options issued to one of our executive officers in April 2002 in consideration of his service to the Board prior to his employment with us. The options, which were fully vested upon grant, have an exercise price of $34.44 per share and expire on April 11, 2012.

Best Buy Stock Comparative Performance Graph

The information contained in this Best Buy Stock Comparative Performance Graph section shall not be deemed to be "soliciting material" or "filed" or incorporated by reference in future filings with the SEC, or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that we specifically incorporate it by reference into a document filed under the Securities Act or the Exchange Act.

The graph below compares the cumulative total shareholder return on Best Buy common stock for the last five fiscal years with the cumulative total return on the Standard & Poor's 500 Index ("S&P 500"), of which we are a component, and the Standard & Poor's Retailing Group Industry Index ("S&P Retailing Group"), of which we are also a component. The S&P Retailing Group is a capitalization-weighted index of domestic equities traded on the NYSE and NASDAQ, and includes high-capitalization stocks representing the retail sector of the S&P 500.

The graph assumes an investment of $100 at the close of trading on February 27, 2004, the last trading day of fiscal 2004, in Best Buy common stock, the S&P 500 and the S&P Retailing Group.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Best Buy Co., Inc., the S&P 500
and the S&P Retailing Group

	FY04	FY05	FY06	FY07	FY08	FY09

Best Buy Co., Inc.	$100.00	$97.83	$154.57	$133.46	$125.03	$85.07
S&P 500	100.00	106.98	115.96	129.84	125.17	70.95
S&P Retailing Group	100.00	110.07	123.02	136.39	107.35	71.56
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

Five-Year Financial Highlights

$ in millions, except per share amounts

Fiscal Year	2009(1)(2)	2008	2007(3)	2006(4)	2005(5)

Consolidated Statements of Earnings Data
Revenue	$45,015	$40,023	$35,934	$30,848	$27,433
Operating income	1,870	2,161	1,999	1,644	1,442
Earnings from continuing operations	1,003	1,407	1,377	1,140	934
Gain on disposal of discontinued operations, net of tax	—	—	—	—	50
Net earnings	1,003	1,407	1,377	1,140	984
Per Share Data(6)
Continuing operations	$2.39	$3.12	$2.79	$2.27	$1.86
Gain on disposal of discontinued operations	—	—	—	—	0.10
Net earnings	2.39	3.12	2.79	2.27	1.96
Cash dividends declared and paid	0.54	0.46	0.36	0.31	0.28
Common stock price:
High	48.03	53.90	59.50	56.00	41.47
Low	16.42	41.85	43.51	31.93	29.25
Operating Statistics
Comparable store sales (decline) gain(7)	(1.3)%	2.9%	5.0%	4.9%	4.3%
Gross profit rate	24.4%	23.9%	24.4%	25.0%	23.7%
Selling, general and administrative expenses rate	20.0%	18.5%	18.8%	19.7%	18.4%
Operating income rate	4.2%	5.4%	5.6%	5.3%	5.3%
Year-End Data
Current ratio(8)	1.0	1.1	1.4	1.3	1.4
Total assets	$15,826	$12,758	$13,570	$11,864	$10,294
Debt, including current portion	1,963	816	650	596	600
Total shareholders' equity	4,643	4,484	6,201	5,257	4,449
Number of stores
Domestic	1,107	971	873	774	694
International(9)	2,835	343	304	167	144
Total(9)	3,942	1,314	1,177	941	838
Retail square footage (000s)
Domestic	40,924	37,511	34,092	30,874	28,513
International(9)	13,331	11,069	9,419	4,652	4,057
Total(9)	54,255	48,580	43,511	35,526	32,570
(1)
Included within our operating income and net earnings for fiscal 2009 is $78 ($48 net of tax) of restructuring charges recorded in the fiscal fourth quarter related to measures we took to restructure our businesses. In addition, operating income is inclusive of goodwill and tradename impairment charges of $66 ($64 net of tax) related to our Speakeasy business. Collectively, these charges resulted in a decrease in our operating income rate of 0.2% of revenue for the fiscal year.

(2)
Included within our net earnings for fiscal 2009 is $111 ($96 net of tax) of investment impairment charges related to our investment in the common stock of CPW.

(3)
Fiscal 2007 included 53 weeks. All other periods presented included 52 weeks.

(4)
In the first quarter of fiscal 2006, we early-adopted the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), Share-Based Payment ("123(R)"), requiring us to recognize expense related to the fair value of our stock-based compensation awards. We elected the modified prospective transition method as permitted by SFAS No. 123(R) and, accordingly, financial results for years prior to fiscal 2006 have not been restated. Stock-based compensation expense in fiscal 2009, 2008, 2007 and 2006 was $110 ($75 net of tax), $105 ($72 net of tax), $121 ($82 net of tax) and $132 ($87 net of tax), respectively. Stock-based compensation expense recognized in our financial results in fiscal 2005 was not significant.

(5)
During the fourth quarter of fiscal 2005, following a review of our lease accounting practices, we recorded a cumulative charge of $36 ($23 net of tax) to correct our accounting for certain operating lease matters. Additionally, during the same quarter, we established a sales return liability, which reduced gross profit by $15 ($10 net of tax). Further, in fiscal 2005, we recognized a $50 tax benefit related to the reversal of valuation allowances on deferred tax assets as a result of the favorable resolution of outstanding tax matters with the Internal Revenue Service regarding the disposition of our interest in Musicland. The tax benefit was classified as a component of discontinued operations.

(6)
Earnings per share is presented on a diluted basis and reflects a three-for-two stock split effected in August 2005.

(7)
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

(9)
In the second quarter of fiscal 2009, we acquired 2,414 stores pursuant to our acquisition of a 50% interest in Best Buy Europe.

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

  •
  Liquidity and Capital Resources

  •
  Off-Balance-Sheet Arrangements and Contractual Obligations

  •
  Critical Accounting Estimates

  •
  New Accounting Standards

We consolidate the financial results of our Europe, China and Mexico operations on a two-month lag. Consistent with such consolidation, the financial and non-financial information presented in our MD&A relative to these operations is also presented on a two-month lag. No significant intervening event occurred in these operations that would have materially affected our financial condition, results of operations, liquidity or other factors had it been recorded during fiscal 2009.

Our MD&A should be read in conjunction with the Consolidated Financial Statements and related Notes included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Our fiscal year ends on the Saturday nearest the end of February. Fiscal 2009 and 2008 each included 52 weeks, whereas our fiscal 2007 included 53 weeks.

Overview

Best Buy is a specialty retailer of consumer electronics, home office products, entertainment software, appliances and related services.

We operate two reportable segments: Domestic and International. The Domestic segment is comprised of all store, call center and online operations, including Best Buy, Best Buy Mobile, Geek Squad, Magnolia Audio Video, Napster, Pacific Sales and Speakeasy operations located within the U.S. and its territories. U.S. Best Buy stores offer a wide variety of consumer electronics, home office products, entertainment software, appliances and related services, operating 1,023 stores in 49 states, the District of Columbia and Puerto Rico at the end of fiscal 2009. Best Buy Mobile offers a wide selection of mobile phones, accessories and services through 38 stand-alone stores located in 12 states as well as in all U.S. Best Buy stores at the end of fiscal 2009. Geek Squad offers residential and commercial repair, support and installation services in all U.S. Best Buy stores and six stand-alone stores at the end of fiscal 2009. Magnolia Audio Video stores offer high-end audio and video products and related services from six stores located in California and Washington, as well as through 353 Magnolia Home Theater rooms located in U.S. Best Buy stores at the end of fiscal 2009. Napster is an online provider of digital music. Pacific Sales stores offer high-end home-improvement products including appliances, consumer electronics and related services, operating 34 stores in Arizona, California and Nevada at the end of fiscal 2009. Speakeasy provides broadband voice, data and information technology services to home and small-business users through a network of experienced sales associates.

The International segment is comprised of: (i) all Canada store, call center and online operations, including Best Buy, Best Buy Mobile, Future Shop and Geek Squad; (ii) all Europe store, call center and online operations, including The Carphone Warehouse, The Phone House and Geek Squad; (iii) all China store and online operations, including Best Buy, Five Star and Geek Squad; and (iv) all Mexico store operations, including Best Buy and Geek Squad. Our International segment offers products and services similar to those of our U.S. Best Buy stores. However, Best Buy Canada stores do not carry appliances, our Best Buy China stores and Five Star stores do not carry entertainment software, and Geek Squad services are offered only through our Best Buy stores in Canada and China and in select stores in the U.K. and Spain. Further, our store format and offerings in Europe are similar to our Best Buy Mobile format and offerings in the U.S., primarily offering mobile phones and related accessories and services.

At the end of fiscal 2009, we operated 2,465 The Carphone Warehouse and The Phone House stores throughout Europe, 58 Best Buy Canada stores, three Best Buy Mobile Canada stores, 139 Future Shop stores in Canada, 164 Five Star stores in China, five Best Buy China stores, and one Best Buy Mexico store.

In support of our retail store operations, we also operate Web sites for each of our brands (BestBuy.com, BestBuy.ca, BestBuy.com.cn, espanol.BestBuy.com and BestBuyMobile.com, CarphoneWarehouse.com, Five-Star.cn, FutureShop.ca, GeekSquad.com, GeekSquad.ca, MagnoliaAV.com, Napster.com, PacificSales.com, PhoneHouse.com and Speakeasy.net)

Our business, like that of many retailers, is seasonal. Historically, we have realized more of our revenue and earnings in the fiscal fourth quarter, which includes the majority of the holiday shopping season in the U.S., Europe and Canada, than in any other fiscal quarter. The timing of new store openings, costs associated with the development of new businesses, as well as general economic conditions may affect our future results of operations.

Throughout this MD&A, we refer to comparable store sales. Comparable store sales is a measure commonly used in the retail industry which indicates the performance of a store by measuring the growth in sales for such store for a particular fiscal period from the store's sales in the corresponding period in the prior year. Our comparable store sales is comprised of revenue at our stores, call centers and Web sites operating for at least 14 full months, as well as remodeled and expanded locations. Relocated stores are excluded from our comparable store sales calculation until at least 14 full months after reopening. Acquired stores are included in our comparable store sales calculation beginning with the first full quarter following the first anniversary of the date of the acquisition. The portion of our calculation of the comparable store sales percentage change attributable to our International segment excludes the effect of fluctuations in foreign currency exchange rates. The method of calculating comparable store sales varies across the retail industry. As a result, our method of calculating comparable store sales may not be the same as other retailers' methods.

Acquisitions

Best Buy Europe

On June 28, 2008, we acquired a 50% stake in Best Buy Europe for $2.2 billion, or $2.1 billion net of cash acquired. Best Buy Europe is our venture with CPW, consisting of CPW's retail and distribution business comprised of more than 2,400 stores, its online and direct business, insurance operations and mobile and fixed-line telecommunication businesses. The transaction also included CPW's economic interests in Best Buy Mobile in the U.S. and Geek Squad in the U.K. and Spain. Best Buy Europe is Europe's largest independent mobile phone retailer. We made the investment in Best Buy Europe to further our international growth plans and obtain an immediate retail presence in Europe.

Napster

On October 25, 2008, we completed our acquisition of Napster for $121 million, or $100 million net of cash acquired. Napster is an online provider of digital music. We believe the combined capabilities of our two companies will allow us to build stronger relationships with customers and to expand the number of digital music and entertainment subscribers over an increasing array of devices.

Five Star

We acquired a 75% interest in Five Star on June 8, 2006, for $184 million, which included a working capital injection of $122 million. At the time of the acquisition, we also entered into an agreement with Five Star's minority shareholders to acquire the remaining 25% interest in Five Star within four years, subject to Chinese government approval. On February 6, 2009, we were granted a business license to acquire the remaining 25% interest in Five Star and our subsequent acquisition converted Five Star into a wholly-owned foreign enterprise that is now 100% owned by us. The $190 million purchase price for the 25% interest was primarily based on a previously agreed-upon pricing formula. The acquisition furthers our international growth plans and accelerates the integration of Best Buy and Five Star in China.

Financial Reporting Changes

To maintain consistency and comparability, we reclassified certain prior-year amounts to conform to the current-year presentation as described in Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

Business Strategy and Core Philosophies

Our business, broadly defined, is about meeting the wants and needs of our consumers. We believe that our assets position us to solve more customer problems than ever. Specifically, our assets include approximately 155,000 engaged employees; valuable relationships with vendors all over the world; continuing and emerging relationships with companies like Apple, Dell and CPW; and all of the other mutually enriching business relationships that our people continue to establish and develop wherever we go around the world. We also generate significant positive cash flows. All of these assets are at our disposal as we envision how we will deepen our relationships with customers in order to increase shareholder value.

Our business strategy is customer centricity. We define customer centricity through its parts, which we call our three core philosophies: inviting our employees to contribute their unique ideas and experiences in service of customers; treating customers uniquely and honoring their differences; and meeting customers' unique needs, end-to-end.

We start with a view of all of our customers, including their problems and their desires. We try to match that against everything we know about the solutions that now exist, or that could be created. Then, we determine ways to deliver to customers the right solutions by using our employees' unique capabilities, as well as our network of vendors and other third-party providers. If we accomplish what we have set out to do, we believe we have offered a truly unique and differentiated solution to the marketplace.

Mass merchants, direct sellers, other specialty retailers and online retailers are increasingly interested in our revenue categories because of rising consumer interest. Yet they do not have a strategy of unleashing their employees to understand customers' unique needs, and they lack our unique combination of assets, including those mentioned above as well as our stores, Web sites and call centers. We believe that by inspiring our employees to have richer interactions with customers, and understanding our customers better than our competitors do, we can differentiate ourselves and compete more effectively for customers' loyalty than either mass merchants or purely online players. We further believe that this strategy can be successful for us with a variety of products and services, store formats, customer groups and even countries.

The currently challenging global economy has resulted in our heightened focus on carefully managing expenses and capital expenditures. Accordingly, we have adjusted our new store opening plans, inventory levels and reduced our overall spending at stores, distribution centers and headquarters. Yet great retailers never stop improving their offerings to customers and growing their business. Our future growth plans and strategy revolve around four business priorities in fiscal 2010. These four priorities represent business opportunities where we believe we can navigate the current economic conditions to put us in the strongest possible position to take advantage of economic recovery long-term. These priorities are:

•
Grow Market Share.  We expect to gain market share locally. We believe we can attract many of the customers of competitors as they close stores and gain a larger share of the spending of our existing customers. Our approach is to focus on the unique needs of each person that walks into our store, visits our Web sites or contacts our call centers, as they seek to harness the productivity, cost, communications and entertainment benefits of the latest technology. We also intend to expand our products and services, enhance our Reward Zone customer loyalty programs and build on our reputation as a solid community citizen with programs such as @15, our teen-led social change platform, as well as our recycling programs.

•
Connected Digital Solutions.  We plan to help customers transition to a connected digital lifestyle, where they can seamlessly create, access and share content on the three main screens that are integral to so many lives today: the mobile phone, computer and television. This work includes providing access to a wide selection of digital content and applications, offering simple solutions and letting customers choose both how they want to engage with us and how they manage their digital experiences.

•
International Growth.  We believe our strategy of customer centricity has global application, and that by expanding internationally, we can learn and adapt much more quickly and share best practices across the globe. In fiscal 2010, we plan to place less emphasis on new store openings in our 13 countries of operation outside the U.S. Instead, we intend to focus on getting the most out of the assets we already possess, including expanding our Best Buy Mobile concept to existing Canadian stores, integrating our Five Star and Best Buy operations in China, and delivering on planned synergies in Europe.

•
Efficient and Effective Enterprise.  We plan to become a more efficient and effective enterprise by re-engineering our cost structure to enable us to deliver on our strategies and goals despite changing market and economic conditions, both now and in the future. We believe we can implement and sustain a more efficient cost structure that conserves our resources now and is able to progress once the economic environment recovers. We plan to use customer insights to drive our investment decisions, focusing on those with the highest and most predictable returns. We expect our efforts will limit the growth of our costs and expenses by changing how we do our work.

Results of Operations

Fiscal 2009 Summary

•
Net earnings in fiscal 2009 decreased 29% to $1.0 billion, or $2.39 per diluted share, compared with $1.4 billion, or $3.12 per diluted share, in fiscal 2008. The decrease in net earnings was driven by a comparable store sales decline of 1.3%, deterioration in our SG&A rate and an increase in restructuring and impairment charges, partially offset by improvement in our gross profit rate.

•
Revenue in fiscal 2009 increased 13% to $45.0 billion. The increase was driven primarily by the acquisition of Best Buy Europe, which contributed $3.2 billion of revenue, and the net addition of 214 new stores during fiscal 2009. These gains were partially offset by a 1.3% comparable store sales decline and the impact of unfavorable fluctuations in foreign currency exchange rates.

•
Our gross profit rate in fiscal 2009 increased by 0.5% of revenue to 24.4% of revenue. The increase was driven primarily by the inclusion of Best Buy Europe, which has a normally higher gross profit rate, as well as an improved gross profit rate in our Domestic segment driven by rate improvements in televisions and computing and increased sales of higher-margin mobile phones. The increase was partially offset by increased sales of lower-margin notebook computers.

•
Our SG&A rate in fiscal 2009 increased by 1.5% of revenue to 20.0% of revenue. The increase was due primarily to the inclusion of Best Buy Europe, which has a normally higher SG&A rate; deleverage of payroll, benefits and overhead on lower revenue; store projects; and continued expansion of our international businesses. Partially offsetting the increase was lower incentive compensation.

•
In the fourth quarter of fiscal 2009, we recorded $144 million in restructuring and goodwill and tradename impairment charges. The restructuring charges of $78 million related primarily to termination benefits that we incurred in order to reduce our ongoing cost structure and to support our fiscal 2010 priorities. The goodwill and tradename impairment charges of $66 million was related to our Speakeasy business.

•
In accordance with our policy for evaluating investments for other-than-temporary impairment, we determined, based on specific facts and circumstances, that our $183 investment in the common stock of CPW had incurred an other-than-temporary impairment. Accordingly, we recorded a $111 million non-cash impairment charge on the investment during the third quarter of fiscal 2009.

•
During the second quarter of fiscal 2009, we completed the conversion of all of our U.S. Best Buy stores to include a Best Buy Mobile store-within-a-store experience. Additionally, we added the Best Buy Mobile store-within-a-store-experience to eight Best Buy Canada stores during fiscal 2009.

•
In June 2008, we sold $500 million principal amount of 6.75% notes due July 2013. The proceeds were used to finance a portion of our acquisition of Best Buy Europe.

•
Effective with the cash dividend paid in the third quarter of fiscal 2009, we increased our quarterly cash dividend per share of common stock by 8%, to $0.14 per share. During fiscal 2009, we made four dividend payments totaling $0.54 per common share, or $222 million in the aggregate.

Consolidated Results

The following table presents selected consolidated financial data for each of the past three fiscal years ($ in millions, except per share amounts):

Consolidated Performance Summary	2009(1)(2)	2008	2007(3)

Revenue	$45,015	$40,023	$35,934
Revenue gain %	13%	11%	16%
Comparable store sales % (decline) gain	(1.3)%	2.9%	5.0%
Gross profit as % of revenue(4)	24.4%	23.9%	24.4%
SG&A as % of revenue(4)	20.0%	18.5%	18.8%
Operating income	$1,870	$2,161	$1,999
Operating income as % of revenue	4.2%	5.4%	5.6%
Net earnings	$1,003	$1,407	$1,377
Diluted earnings per share	$2.39	$3.12	$2.79
(1)
Included within our operating income for fiscal 2009 is $78 million of restructuring charges recorded in the fiscal fourth quarter related to measures we took to restructure our businesses. In addition, operating income is inclusive of goodwill and tradename impairment charges of $66 million related to our Speakeasy business. Collectively, these charges resulted in a decrease in our operating income of 0.2% of revenue for the fiscal year.

(2)
Included within our net earnings for fiscal 2009 is $111 million ($96 million net of tax) of investment impairment charges related to our investment in the common stock of CPW.

(3)
Fiscal 2007 included 53 weeks. Fiscal 2009 and 2008 each included 52 weeks.

(4)
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

Fiscal 2009 Results Compared With Fiscal 2008

Fiscal 2009 net earnings were $1.0 billion, or $2.39 per diluted share, compared with $1.4 billion, or $3.12 per diluted share, in fiscal 2008. The decrease in net earnings was driven by a comparable store sales decline of 1.3%, deterioration in our SG&A rate, and an increase in restructuring and impairment charges, partially offset by improvement in our gross profit rate.

Revenue in fiscal 2009 increased 13% to $45.0 billion, compared with $40.0 billion in fiscal 2008. The revenue increase resulted primarily from the acquisition of Best Buy Europe which contributed $3.2 billion of revenue in the fiscal year, the net addition of 214 new stores during fiscal 2009, and a full year of revenue from new stores added in fiscal 2008. The increase was partially offset by a 1.3% comparable store sales decline and the unfavorable effect of fluctuations in foreign currency exchange rates.

The components of the net revenue increase in fiscal 2009 were as follows:

Acquisition of Best Buy Europe	8%
Net new stores	7%
1.3% comparable store sales decline	(1)%
Unfavorable impact of foreign currency	(1)%

Total revenue increase	13%

The following table presents consolidated revenue mix percentages and comparable store sales percentage changes by revenue category in fiscal 2009 and 2008:

	Revenue Mix Summary		Comparable Store Sales Summary
	Year Ended		Year Ended
	February 28, 2009	March 1, 2008	February 28, 2009	March 1, 2008

Consumer electronics	36%	41%	(5.1)%	(1.3)%
Home office	34%	28%	8.2%	7.1%
Entertainment software	17%	19%	(4.9)%	7.9%
Appliances	6%	6%	(10.9)%	(2.6)%
Services	7%	6%	4.0%	5.5%
Other	<1%	<1%	n/a	n/a

Total	100%	100%	(1.3)%	2.9%

Our comparable store sales decline in fiscal 2009 reflected a decrease in customer traffic. Partially offsetting the decline in traffic was an increase in the average ticket as our revenue mix continued to shift toward large-ticket items, such as notebook computers and mobile phones. Products having the largest impact on the fiscal 2009 comparable store sales decline include digital cameras, tube and projection televisions, DVDs and CDs, partially offset by gains in notebook computers, flat-panel televisions and mobile phones. Revenue from our online operations increased more than 21% in fiscal 2009 and partially offset the overall comparable store sales decline.

Our gross profit rate in fiscal 2009 increased by 0.5% of revenue to 24.4% of revenue. The gross profit rate increase for fiscal 2009 was due to increases in both our Domestic and International segments' gross profit rates. The acquisition of Best Buy Europe increased our gross profit rate by 0.4% of revenue for fiscal 2009. For further discussion of each segment's gross profit rate changes, see the Segment Performance Summary for Domestic and International below.

Our SG&A rate in fiscal 2009 increased by 1.5% of revenue to 20.0% of revenue. The SG&A rate increase for fiscal 2009 was due to an increase in both our Domestic and International segments' SG&A rates. The acquisition of Best Buy Europe increased our SG&A rate by 0.7% of revenue for fiscal 2009. For further discussion of each segment's SG&A rate changes, see the Segment Performance Summary for Domestic and International below.

Our operating income in fiscal 2009 also included restructuring and goodwill and tradename impairment charges recorded in the fiscal fourth quarter. The $78 million restructuring charge related primarily to employee termination benefits offered pursuant to voluntary and involuntary separation programs at our corporate headquarters and certain other locations. The restructuring charges were recorded as a result of measures we took to create a more effective and efficient operating cost structure and to support our fiscal 2010 strategic priorities. The $66 million goodwill and tradename impairment charges related to impairment of our Speakeasy business recorded as a result our annual test of goodwill for impairment.

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

The following table presents consolidated revenue mix percentages and comparable store sales percentage changes by revenue category in fiscal 2008 and 2007:

	Revenue Mix Summary		Comparable Store Sales Summary
	Year Ended		Year Ended
	March 1, 2008	March 3, 2007	March 1, 2008	March 3, 2007

Consumer electronics	41%	42%	(1.3)%	9.1%
Home office	28%	27%	7.1%	0.0%
Entertainment software	19%	18%	7.9%	3.2%
Appliances	6%	6%	(2.6)%	(0.8)%
Services	6%	6%	5.5%	9.5%
Other	<1%	<1%	n/a	n/a

Total	100%	100%	2.9%	5.0%

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

Our gross profit rate in fiscal 2008 decreased by 0.5% of revenue to 23.9% of revenue. The decrease was due primarily to increased sales of lower-margin products, including increased revenue from notebook computers and video gaming hardware. Our acquired China operations, which carry a significantly lower gross profit rate than our other operations, reduced our gross profit rate in fiscal 2008 by approximately 0.2% of revenue. These factors were partially offset by better promotional programs in home theater, as well as lower financing rates and Reward Zone costs.

Our SG&A rate in fiscal 2008 decreased by 0.3% of revenue to 18.5% of revenue. The improvement was due primarily to the leveraging effect of the 11% growth in revenue and store operating model improvements. Our acquired China operations, which carry a significantly lower SG&A rate than our other operations, reduced our SG&A rate by approximately 0.1% of revenue in fiscal 2008.

Segment Performance

Domestic

The following table presents selected financial data for our Domestic segment for each of the past three fiscal years ($ in millions):

Domestic Segment Performance Summary	2009(1)	2008	2007(2)

Revenue	$35,070	$33,328	$31,031
Revenue gain %	5%	7%	13%
Comparable store sales % (decline) gain	(1.3)%	1.9%	4.1%
Gross profit as % of revenue	24.6%	24.5%	24.8%
SG&A as % of revenue	19.2%	18.5%	18.7%
Operating income	$1,758	$1,999	$1,900
Operating income as % of revenue	5.0%	6.0%	6.1%
(1)
Included within our Domestic segment operating income for fiscal 2009 is $72 million of restructuring charges recorded in the fiscal fourth quarter related to measures we took to restructure our businesses. In addition, operating income is inclusive of goodwill and tradename impairment charges of $66 million related to our Speakeasy business.

(2)
Fiscal 2007 included 53 weeks. Fiscal 2009 and 2008 each included 52 weeks.

Fiscal 2009 Results Compared With Fiscal 2008

In fiscal 2009, our Domestic segment's operating income was $1.8 billion, or 5.0% of revenue, compared with $2.0 billion, or 6.0% of revenue, in fiscal 2008. The Domestic segment's operating income rate in fiscal 2009 decreased due to an increase in the SG&A rate as well as restructuring and goodwill and tradename impairment charges, partially offset by a slight increase in the gross profit rate.

Our Domestic segment's revenue in fiscal 2009 increased 5% to $35.1 billion. The net addition of 136 new stores contributed to the revenue increase, partially offset by the 1.3% comparable store sales decline.

The components of the net revenue increase in the Domestic segment in fiscal 2009 were as follows:

Net new stores	6%
1.3% comparable store sales decline	(1)%

Total revenue increase	5%

The following table presents the Domestic segment's revenue mix percentages and comparable store sales percentage changes by revenue category in fiscal 2009 and 2008:

	Revenue Mix Summary		Comparable Store Sales Summary
	Year Ended		Year Ended
	February 28, 2009	March 1, 2008	February 28, 2009	March 1, 2008

Consumer electronics	39%	41%	(5.8)%	(2.4)%
Home office	31%	28%	10.4%	7.0%
Entertainment software	19%	20%	(5.9)%	6.1%
Appliances	5%	5%	(15.4)%	(5.0)%
Services	6%	6%	4.1%	4.1%
Other	<1%	<1%	n/a	n/a

Total	100%	100%	(1.3)%	1.9%

Our Domestic segment's comparable store sales decline in fiscal 2009 reflected a decrease in customer traffic, partially offset by an increase in the average ticket.

Our Domestic segment's consumer electronics revenue category posted a 5.8% comparable store sales decline, driven by declines in the sales of digital cameras, tube and projection televisions and MP3 players and accessories, which were partially offset by gains in the sales of flat-panel televisions.

A 10.4% comparable store sales gain in our Domestic segment's home office revenue category was driven primarily by a continuation of increases in the sales of notebook computers and mobile phones.

Our Domestic segment's entertainment software revenue category recorded a 5.9% comparable store sales decline due primarily to continued declines in the sales of DVDs and CDs. The comparable store sales decline was partially offset by gains in the sales of video gaming hardware and software, fueled by the increased availability of hardware and a greater selection of software.

A 15.4% comparable store sales decline in our Domestic segment's appliances revenue category was driven primarily by declines in the sales of major appliances and small electrics due to weakness in the housing sector.

Our Domestic segment's services revenue category recorded a 4.1% comparable store sales gain due primarily to growth in the sales of service contracts and extended warranties and in our product repair business.

Our Domestic segment's gross profit rate in fiscal 2009 increased by 0.1% of revenue to 24.6% of revenue. The increase was due primarily to margin rate improvements in our television and computing categories and increased sales of higher-margin products within our mobile phone category, partially offset by a continued shift in our revenue mix to sales of lower-margin notebook computers.

Our Domestic segment's SG&A rate in fiscal 2009 increased by 0.7% of revenue to 19.2% of revenue. The increase was due primarily to the deleveraging impact of lower comparable store sales on payroll, benefits and overhead; increased spending on investments, including the roll-out and staffing of the Best Buy Mobile store-within-a-store experience; and store projects such as resets of the navigation products, computing and video gaming selling spaces and information technology enhancements to our point-of-sale systems. Partially offsetting the increase was lower incentive compensation as a result of lower profitability.

Our Domestic segment's operating income in fiscal 2009 also included restructuring, goodwill and tradename impairment charges recorded in the fiscal fourth quarter. The $72 million restructuring charge related primarily to employee termination benefits offered pursuant to voluntary and involuntary separation plans at our corporate headquarters and certain other locations. The $66 million goodwill and tradename impairment was recognized within our Speakeasy business, as a result of our annual test of goodwill for impairment. The impairment charges consist of a $62 million goodwill impairment and $4 million tradename impairment. The principal factor that contributed to the impairments was changes to our expectations of Speakeasy's revenue growth relative to the assumptions we made in the prior fiscal year.

The following table reconciles Domestic stores open at the beginning and end of fiscal 2009:

	Total Stores at End of Fiscal 2008	Stores Opened	Stores Closed	Total Stores at End of Fiscal 2009

Best Buy	923	100	—	1,023
Best Buy Mobile	9	32	(3)	38
Pacific Sales	19	15	—	34
Magnolia Audio Video	13	—	(7)	6
Geek Squad	7	—	(1)	6

Total Domestic stores	971	147	(11)	1,107

Note: During fiscal 2009, we relocated six Best Buy stores. No other store in the Domestic segment was relocated during fiscal 2009.

The following table reconciles Domestic stores open at the beginning and end of fiscal 2008:

	Total Stores at End of Fiscal 2007	Stores Opened	Stores Closed	Total Stores at End of Fiscal 2008

Best Buy	822	101	—	923
Best Buy Mobile	5	4	—	9
Pacific Sales	14	5	—	19
Magnolia Audio Video	20	—	(7)	13
Geek Squad	12	—	(5)	7

Total Domestic stores	873	110	(12)	971

Note: During fiscal 2008, we relocated eight Best Buy stores. No other store in the Domestic segment was relocated during fiscal 2008.

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

The following table presents the Domestic segment's revenue mix percentages and comparable store sales percentage changes by revenue category in fiscal 2008 and 2007:

	Revenue Mix Summary		Comparable Store Sales Summary
	Year Ended		Year Ended
	March 1, 2008	March 3, 2007	March 1, 2008	March 3, 2007

Consumer electronics	41%	42%	(2.4)%	8.3%
Home office	28%	27%	7.0%	(1.2)%
Entertainment software	20%	19%	6.1%	2.4%
Appliances	5%	6%	(5.0)%	(1.7)%
Services	6%	5%	4.1%	9.0%
Other	<1%	<1%	n/a	n/a

Total	100%	100%	1.9%	4.1%

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

Our Domestic segment's consumer electronics revenue category posted a 2.4% comparable store sales decline, driven by declines in the sales of tube and projection televisions and MP3 players and accessories, which was offset by gains in the sales of flat-panel televisions and navigation products.

A 7.0% comparable store sales gain in our Domestic segment's home office revenue category was driven primarily by increased sales of notebook computers. The comparable store sales gain was partially offset by declines in the sales of desktop computers, printers and monitors.

Our Domestic segment's entertainment software revenue category recorded a 6.1% comparable store sales gain due primarily to sales growth in video gaming hardware and software, fueled by the increased availability of hardware and a greater selection of software. The comparable store sales gain was partially offset by continued declines in the sales of CDs and DVDs.

A 5.0% comparable store sales decline in our Domestic segment's appliances revenue category was driven primarily by declines in the sales of major appliances and small electrics due to soft macro-economic conditions in the housing sector.

Our Domestic segment's services revenue category recorded a 4.1% comparable store sales gain due primarily to sales growth in home theater installation and computer services, partially offset by declines in the sales of service contracts and extended warranties.

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

Our Domestic segment's SG&A rate in fiscal 2008 decreased by 0.2% of revenue to 18.5% of revenue. The improvement was due primarily to the leveraging effect of the 7% growth in revenue and store operating model improvements, which includes labor efficiencies and an operating procedure change.

International

The following table presents selected financial data for our International segment for each of the past three fiscal years ($ in millions):

International Segment Performance Summary	2009(1)	2008	2007(2)

Revenue	$9,945	$6,695	$4,903
Revenue gain %	49%	37%	41%
Comparable store sales % (decline) gain	(0.9)%	9.0%	11.7%
Gross profit as % of revenue	23.9%	20.7%	21.6%
SG&A as % of revenue	22.7%	18.3%	19.6%
Operating income	$112	$162	$99
Operating income as % of revenue	1.1%	2.4%	2.0%
(1)
Included within our International segment's operating income in fiscal 2009 is $6 million of restructuring charges recorded in the fiscal fourth quarter related to measures we took to restructure our businesses. The charges represent termination benefits in our Canada businesses.

(2)
Fiscal 2007 included 53 weeks. Fiscal 2009 and 2008 each included 52 weeks.

Fiscal 2009 Results Compared With Fiscal 2008

In fiscal 2009, our International segment's operating income was $112 million, or 1.1% of revenue, compared with $162 million, or 2.4% of revenue, in fiscal 2008. The decrease in our International segment's operating income rate resulted primarily from deterioration in the SG&A rate, partially offset by improvement in the gross profit rate.

Our International segment's revenue increased 49% to $9.9 billion in fiscal 2009, compared with $6.7 billion in fiscal 2008. Excluding the acquisition of Best Buy Europe, which had revenue of $3.2 billion in fiscal 2009, and the effects of fluctuations in foreign currency exchange rates, our International segment's revenue increased 5% in fiscal 2009 compared with fiscal 2008. In fiscal 2009, excluding the acquisition of Best Buy Europe and the effect of fluctuations in foreign currency exchange rates, the net addition of 78 new stores (of which 51 were Best Buy Europe stores) accounted for the entire increase in revenue, partially offset by a 0.9% comparable store sales decline. The decrease in comparable store sales was the result of a 1.2% decline in comparable store sales in Canada, and a 0.1% comparable store sales decline in China.

The components of the net revenue increase in fiscal 2009 were as follows:

Acquisition of Best Buy Europe	48%
Net new stores	6%
0.9% comparable store sales decline	(1)%
Unfavorable impact of foreign currency	(4)%

Total revenue increase	49%

The following table presents the International segment's revenue mix percentages and comparable store sales percentage changes by revenue category in fiscal 2009 and 2008:

	Revenue Mix Summary		Comparable Store Sales Summary
	Year Ended
			Year Ended
		March 1, 2008
	February 28, 2009(1)		February 28, 2009	March 1, 2008

Consumer electronics	26%	39%	(0.9)%	5.4%
Home office	45%	30%	(2.7)%	7.7%
Entertainment software	9%	13%	3.3%	23.7%
Appliances	10%	13%	(2.2)%	6.5%
Services	10%	5%	3.1%	14.7%
Other	<1%	<1%	n/a	n/a

Total	100%	100%	(0.9)%	9.0%

(1)
The International segment's revenue mix changed significantly beginning in the third quarter of fiscal 2009 due to our acquisition of Best Buy Europe. Best Buy Europe comprised 32% of the International segment's revenue in fiscal 2009. The majority of Best Buy Europe's business is the sale of mobile phones and acting as an agent to sell mobile voice and data service plans, which are included in our home office revenue category. In addition, Best Buy Europe offers mobile phone insurance and other mobile and fixed-line telecommunication services, which are included in our services revenue category. As a result, the International segment's home office and services revenue categories have increased substantially, resulting in a lower mix percentage for the segment's consumer electronics, entertainment software and appliances revenue categories.

The products having the largest impact on our International segment's comparable store sales decline in fiscal 2009 were projection and tube televisions, computer monitors and printers partially offset by gains in video gaming hardware and software and flat-panel televisions.

In fiscal 2009, our International segment's consumer electronics revenue category posted a 0.9% comparable store sales decline resulting primarily from declines in the sales of projection and tube TVs and MP3 players and accessories, partially offset by gains in the sales of flat-panel televisions and navigation products. The home office revenue category posted a 2.7% comparable store sales decline, which resulted from comparable store sales declines in the sales of computer monitors and printers, partially offset by a gain in the sales of notebook computers. The entertainment software revenue category recorded a 3.3% comparable store sales gain reflecting an increase in the sales of video gaming hardware and software, partially offset by a decline in the sales of CDs and DVDs. The appliances revenue category recorded a 2.2% comparable store sales decline resulting primarily from decreases in the sales of major appliances and small electrics in our Five Star operations. Our services revenue category posted a 3.1% comparable store sales gain due primarily to an increase in revenue from our product repair business.

Our International segment's gross profit rate in fiscal 2009 increased by 3.2% of revenue to 23.9% of revenue. The acquisition of Best Buy Europe increased our International segment's gross profit rate by 3.0% of revenue in fiscal 2009. Excluding the acquisition of Best Buy Europe, the modest gross profit rate increase was primarily driven by improved promotional control and other gross profit optimization initiatives in China, as well as the stabilization of the gross profit rate in Canada.

Our International segment's SG&A rate in fiscal 2009 increased by 4.4% of revenue to 22.7% of revenue. The acquisition of Best Buy Europe increased our International segment's SG&A rate by 3.3% of revenue in fiscal 2009. Excluding the acquisition of Best Buy Europe, the increase in the International segment's SG&A rate was primarily driven by the deleveraging impact of the comparable store sales decline on payroll, benefits and overhead costs; planned investments in China, Mexico and Turkey for future store expansion and new store start-up; inflationary pressures on rent and other operating costs in China; and information technology and customer analytic investments to support our international growth.

The following table reconciles International stores open at the beginning and end of fiscal 2009:

	Total Stores at End of Fiscal 2008	Stores Opened	Stores Acquired	Stores Closed	Total Stores at End of Fiscal 2009

Best Buy Europe	—	105	2,414	(54)	2,465
Future Shop	131	9	—	(1)	139
Best Buy Canada	51	7	—	—	58
Best Buy Mobile Canada	—	3	—	—	3
Five Star	160	9	—	(5)	164
Best Buy China	1	4	—	—	5
Best Buy Mexico	—	1	—	—	1

Total International stores	343	138	2,414	(60)	2,835

Note: During fiscal 2009, we relocated 20 Best Buy Europe stores, six Future Shop stores and two Five Star stores. No other store in the International segment was relocated during fiscal 2009.

The following table reconciles International stores open at the beginning and end of fiscal 2008:

	Total Stores at End of Fiscal 2007	Stores Opened	Stores Acquired	Stores Closed	Total Stores at End of Fiscal 2008

Future Shop	121	10	—	—	131
Best Buy Canada	47	4	—	—	51
Five Star	135	31	—	(6)	160
Best Buy China	1	—	—	—	1

Total International stores	304	45	—	(6)	343

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

Our International segment's revenue increased 37% to $6.7 billion in fiscal 2008, compared with $4.9 billion in fiscal 2007. Excluding the impact of the extra week of business in fiscal 2007, revenue increased 38% in fiscal 2008. Excluding the impact of the extra week, the favorable effect of fluctuations in foreign currency exchange rates accounted for slightly more than three- tenths of the revenue increase; the non-comparable store sales generated from the acquisition of Five Star accounted for nearly three-tenths of the revenue increase; the 9.0% comparable store sales gain accounted for more than two-tenths of the revenue increase; and the remainder of the revenue increase was due to the net addition of new Future Shop and Best Buy stores in Canada and new Five Star stores in China during the past fiscal year. Revenue from our International segment's online operations increased approximately 12% in fiscal 2008 and added to the segment's comparable store sales increase.

The following table presents the International segment's revenue mix percentages and comparable store sales percentage changes by revenue category in fiscal 2008 and 2007:

	Revenue Mix Summary		Comparable Store Sales Summary
	Year Ended		Year Ended
	March 1, 2008	March 3, 2007	March 1, 2008	March 3, 2007

Consumer electronics	39%	41%	5.4%	15.7%
Home office	30%	32%	7.7%	7.4%
Entertainment software	13%	12%	23.7%	11.3%
Appliances	13%	10%	6.5%	8.0%
Services	5%	5%	14.7%	13.8%
Other	<1%	<1%	n/a	n/a

Total	100%	100%	9.0%	11.7%

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

In fiscal 2008, our International segment's consumer electronics revenue category posted a 5.4% comparable store sales gain resulting primarily from gains in the sales of flat-panel televisions, navigation products and digital cameras, partially offset by declines in the sales of tube and projection televisions and MP3 players and accessories. The home office revenue category posted a 7.7% comparable store sales gain, which resulted from comparable store sales gains in notebook and desktop computers, partially offset by a decline in the sales of mobile phones. The entertainment software revenue category recorded a 23.7% comparable store sales gain reflecting an increase in the sales of video gaming hardware and software, partially offset by an expected decline in the sales of computer software and CDs. The appliances revenue category recorded a 6.5% comparable store sales gain resulting primarily from increases in the sales of appliances in our Five Star operations, where appliances represent a larger percentage of the sales and whose results were included in the comparable store sales figures for the first time in fiscal 2008. Our services revenue category posted a 14.7% comparable store sales gain due primarily to an increase in revenue from our product repair business.

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

Additional Consolidated Results

Other Income (Expense)

Our investment income and other in fiscal 2009 decreased to $35 million, compared with $129 million and $162 million in fiscal 2008 and 2007, respectively. The decrease in fiscal 2009 compared to fiscal 2008 was due to the impact of lower average cash and investment balances, as investments were liquidated to fund our acquisition of Best Buy Europe in fiscal 2009, as well as lower interest rates earned on our cash and investment balances in fiscal 2009. The decrease in fiscal 2008 compared to fiscal 2007 was due to the impact of lower average cash and investment balances, as investments were liquidated to fund our ASR program in fiscal 2008. We also had a one-time $20 million gain on the sale of an equity investment in fiscal 2007.

Interest expense in fiscal 2009 increased to $94 million, compared with $62 million and $31 million in fiscal 2008 and 2007, respectively. The increase in fiscal 2009 compared to fiscal 2008 was due primarily to increased borrowings under our credit facilities, higher debt balances related to the purchase of Best Buy Europe and greater working capital needs in fiscal 2009. The increase in fiscal 2008 compared to fiscal 2007 was due primarily to increased borrowings under our credit facilities to fund our ASR program in fiscal 2008.

Investment Impairment

During the second quarter of fiscal 2008, we purchased in the open market 26.1 million shares of CPW common stock for $183 million, representing nearly 3% of CPW's then outstanding shares. In accordance with our policy for evaluating investments for impairment, we determined, based on specific facts and circumstances, that our investment in CPW had incurred an other-than-temporary impairment in the third quarter of fiscal 2009, resulting in a $111 million impairment charge.

Effective Income Tax Rate

Our effective income tax rate increased to 39.6% in fiscal 2009, compared with 36.6% in fiscal 2008 and 35.3% in fiscal 2007. The increase in the effective income tax rate in fiscal 2009 compared to fiscal 2008 was due primarily to the other-than-temporary impairment of our investment in the common stock of CPW and the non-deductibility of our $62 million goodwill impairment charge. The increase in the effective income tax rate in fiscal 2008 compared to fiscal 2007 was due primarily to a reduced tax benefit from foreign operations, lower tax-exempt interest income and an increase in state income taxes.

Impact of Inflation and Changing Prices

Highly competitive market conditions and the general economic environment minimized inflation's impact on the selling prices of our products and services, and on our expenses. In addition, price deflation and the continued commoditization of key technology products affected our ability to increase our gross profit rate.

Liquidity and Capital Resources

Summary

We ended fiscal 2009 with $509 million of cash and cash equivalents and short-term investments, compared with $1.5 billion at the end of fiscal 2008. Our short-term debt outstanding under our various credit agreements was $783 million, an increase from $156 million at March 1, 2008. The decrease in cash and cash equivalents and increase in short-term debt was due primarily to the liquidation of a substantial portion of our cash and investment balances to fund our acquisitions of Best Buy Europe, Napster and the remaining 25% interest in Five Star and for normal working capital needs in fiscal 2009.

Working capital, the (deficiency) excess of current assets over current liabilities, was $(243) million at the end of fiscal 2009, down from $573 million at the end of fiscal 2008.

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for each of the past three fiscal years ($ in millions):

	2009	2008	2007

Total cash provided by (used in):
Operating activities	$1,877	$2,025	$1,762
Investing activities	(3,573)	1,464	(780)
Financing activities	737	(3,378)	(513)
Effect of exchange rate changes on cash	19	122	(12)

(Decrease)increase in cash and cash equivalents	$(940)	$233	$457

Operating Activities

Cash provided by operating activities was $1.9 billion in fiscal 2009, compared with $2.0 billion and $1.8 billion in fiscal 2008 and 2007, respectively. The decrease in fiscal 2009 was due primarily to changes in accounts receivable, merchandise inventories, other assets, other liabilities and accrued income taxes. The decrease in cash provided by accounts receivable was due to the timing of the receipt of customer and network operator receivables in our Europe business (reported on a two-month lag), which are typically collected subsequent to the December month-end. The increase in cash used for other assets was due primarily to increases in restricted cash balances as well as a decrease in cash provided by long-term receivables associated with our Europe business due to timing of collection. In addition, we had increases in cash used for other liabilities due primarily to the timing of payments of payroll and employer taxes and other accruals as well as a decrease in cash provided by gift card sales. Finally, the increase in cash used for accrued income taxes was due to the timing of tax payments. These changes were largely offset by the decrease in cash used for merchandise inventories due to our efforts to control inventory spending given changes in consumer demand experienced in the latter half of fiscal 2009.

Investing Activities

Cash used in investing activities was $3.6 billion in fiscal 2009, compared with cash provided by investing activities of $1.5 billion in fiscal 2008 and cash used in investing activities of $780 million in fiscal 2007. The change in cash used in investing activities in fiscal 2009, compared with cash provided in fiscal 2008, was due to a decrease in the net sales of investments of $2.3 billion and increases in cash used for acquisition activities and capital expenditures. We liquidated a substantial portion of our investment portfolio in fiscal 2008 in order to repay debt incurred to fund our ASR program. We acquired Best Buy Europe, Napster and the remaining 25% interest in Five Star for an aggregate $2.3 billion in fiscal 2009 and Speakeasy for $89 million in fiscal 2008. In addition, capital expenditures in fiscal 2009 increased to $1.3 billion, compared to $797 million in fiscal 2008. Refer to Capital Expenditures below for additional information.

Financing Activities

Cash provided by financing activities was $737 million in fiscal 2009, compared with cash used of $3.4 billion and $513 million in fiscal 2008 and 2007, respectively. The change in cash provided by financing activities in fiscal 2009, compared with cash used in financing activities in fiscal 2008, was due primarily to a decrease in repurchases of our common stock. During fiscal 2009, we did not repurchase any of our common stock, compared with repurchases of $3.5 billion in share repurchases in fiscal 2008. Also, proceeds from the issuance of debt, net of repayments, were $894 million in fiscal 2009, compared with $133 million in fiscal 2008. In fiscal 2009, we engaged in various debt financing activities in connection with our acquisition of Best Buy Europe.

Sources of Liquidity

Funds generated by operating activities, available cash and cash equivalents, and our credit facilities continue to be our most significant sources of liquidity. We believe our sources of liquidity will be sufficient to sustain operations, including restructuring costs, and to finance anticipated expansion plans and strategic initiatives in fiscal 2010. However, in the event our liquidity is insufficient, we may be required to limit our future expansion plans or we may not be able to pursue promising business opportunities. There can be no assurance that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under our existing credit facilities or obtain additional financing, if necessary, on favorable terms.

Pursuant to the Credit Agreement, we have a $2.5 billion five-year unsecured revolving credit facility with a syndicate of banks, of which $162 million was outstanding at February 28, 2009. The Credit Agreement permits borrowings up to $2.5 billion, which may be increased up to $3.0 billion at our option upon the consent of the administrative agent under the Credit Agreement and each of the banks providing an incremental credit commitment. The Credit Agreement terminates in September 2012. At April 27, 2009, we had $275 outstanding under the facility.

In September 2008, Lehman Brothers Holdings Inc. ("Lehman") filed a petition under Chapter 11 of the U.S. Bankruptcy Code. A subsidiary of Lehman, Lehman CPI, is one of the lenders under the Credit Agreement and represents a commitment of $180 million. Since

September 2008, Lehman CPI has declined requests for funding under the Credit Agreement and no other lender has assumed Lehman CPI's obligation to fund. As a result, our borrowing base of $2.5 billion has been effectively reduced by $180 million.

We have $879 million available for borrowing under secured and unsecured revolving demand and credit facilities related to our International segment operations, of which $621 million and $36 million was outstanding at February 28, 2009, and March 1, 2008, respectively.

Our ability to access our credit facilities is subject to our compliance with the terms and conditions of the credit facilities, including financial covenants. The financial covenants require us to maintain certain financial ratios. At February 28, 2009, we were in compliance with all such covenants. In the event we were to default on any of our other debt, it would likely constitute a default under our credit facilities as well.

An interest coverage ratio represents the ratio of pre-tax earnings before fixed charges (interest expense and the interest portion of rent expense) to fixed charges. Our interest coverage ratio, calculated as reported in Exhibit No. 12.1 of this Annual Report on Form 10-K, was 5.5 and 8.9 in fiscal 2009 and 2008, respectively.

Our credit ratings and outlooks at April 27, 2009, are summarized below. The rating issued by Moody's Investors Service, Inc. ("Moody's") is consistent with the rating and outlook reported in our Annual Report on Form 10-K for the fiscal year ended March 1, 2008. In November 2008, Fitch Ratings Ltd. ("Fitch") reaffirmed our BBB+ rating, but assigned a negative outlook because it believed declines in our comparable store sales were significant. In November 2008, Standard & Poor's Ratings Services ("Standard & Poor's") downgraded our rating to BBB- and assigned a stable outlook due to the current weak economic environment in the U.S. This downgrade has not impacted our borrowing costs.

Rating Agency	Rating	Outlook

Fitch	BBB+	Negative
Moody's	Baa2	Stable
Standard & Poor's	BBB-	Stable

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

Auction Rate Securities and Restricted Cash

At February 28, 2009, and March 1, 2008, we had $314 million and $417 million, respectively, of auction-rate securities ("ARS") recorded at fair value within equity and other investments in our consolidated balance sheets. The majority of our ARS portfolio is AAA/Aaa-rated and collateralized by student loans, which are guaranteed 95% to 100% by the U.S. government. See Note 3, Investments, in the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, in this Annual Report on Form 10-K for more information.

Due to the auction failures that began in mid-February 2008, we have been unable to liquidate many of our ARS. The investment principal associated with our ARS subject to failed auctions will not be accessible until successful auctions occur, a buyer is found outside of the auction process, the issuers establish a different form of financing to replace these securities, or final payments come due according to the contractual maturities of the debt issues, which range from 8 to 40 years. We intend to hold our ARS until we can recover the full principal amount through one of the means described above, and have the ability to do so based on our other sources of liquidity.

Our liquidity is also affected by restricted cash that is pledged as collateral or restricted to use for vendor payables, general liability insurance, workers' compensation insurance and customer warranty and insurance programs. Restricted cash was $487 million and $309 million at February 28, 2009, and March 1, 2008, respectively, and was included in other current assets.

Capital Expenditures

A component of our long-term strategy is our capital expenditure program. This program includes, among other things, investments in new stores, store remodeling, store relocations and expansions, new distribution facilities and information technology enhancements. During fiscal 2009, we invested $1.3 billion in property and equipment, including opening 285 new stores; adding Best Buy Mobile store-within-a-store experiences inside new and existing Best Buy stores in the U.S. and Canada; expanding and remodeling existing stores; and upgrading our information technology systems and capabilities. Capital expenditures are funded through cash provided by operating activities, as well as available cash and cash equivalents and short-term investments.

The following table presents our capital expenditures for each of the past three fiscal years ($ in millions):

	2009	2008	2007

New stores	$387	$267	$253
Store-related projects(1)	333	222	251
Information technology	494	259	121
Other	89	49	108

Total capital expenditures	$1,303	$797	$733

(1)
Includes store remodels and expansions, as well as various merchandising projects.

Debt and Capital

6.75% Notes

In June 2008, we sold $500 million principal amount of notes due July 15, 2013 ("Notes"). The Notes bear interest at a fixed rate of 6.75% per year, payable semi-annually on January 15 and July 15 of each year, beginning on January 15, 2009. The interest payable on the Notes is subject to adjustment if either Moody's or Standard & Poor's downgrades to below investment grade the rating assigned to the Notes. Net proceeds from the sale of the Notes were $496 million, after an initial issuance discount of approximately $1 million and other transaction costs.

We may redeem some or all of the Notes at any time, at a price equal to 100% of the principal amount of the Notes redeemed plus accrued and unpaid interest to the redemption date and an applicable make-whole amount as described in the indenture relating to the Notes.

In October 2008, we filed a registration statement under the Securities Act to permit either the exchange of the Notes for registered notes having terms substantially identical to the Notes (except that the registered notes would not be subject to additional interest provisions or restrictions on ownership or transfer) or, in the alternative, the registered resale of the Notes. The registration statement was declared effective on December 15, 2008.

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

The debentures become convertible into shares of our common stock at a conversion rate of 21.7391 shares per $1,000 principal amount of debentures, equivalent to an initial conversion price of $46.00 per share, if the closing price of our common stock exceeds a specified price for 20 consecutive trading days in a 30-trading day period preceding the date of conversion, if our credit rating falls below specified levels, if the debentures are called for redemption or if certain specified corporate transactions occur. During a portion of fiscal 2007, our closing stock price exceeded the specified stock price for more than 20 trading days in a 30-day trading period. Therefore, debenture holders had the option to convert their debentures into shares of our common stock. However, no debentures were so converted. Due to changes in the price of our common stock, the debentures were no longer convertible at the holders' option at March 3, 2007, and have not been convertible through April 27, 2009.

The debentures have an interest rate of 2.25% per annum. The interest rate may be reset, but not below 2.25% or above 3.25%, on July 15, 2011, and July 15, 2016. One of our subsidiaries has guaranteed the convertible debentures.

Other

At the end of fiscal 2009, $200 million was outstanding under financing lease obligations.

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

We made no share repurchases during fiscal 2009.

In accordance with our June 2007 share repurchase program, in fiscal 2008, we entered into an ASR program authorized by the Board. The ASR program consisted of two agreements to purchase shares of our common stock from Goldman for an aggregate purchase price of $3.0 billion. The ASR program concluded in February 2008. Total aggregate shares repurchased under the ASR program were 65.8 million shares at an average purchase price of $45.59 per share. At the end of fiscal 2008, $2.5 billion of the $5.5 billion authorized by our Board was available for future share repurchases under the June 2007 share repurchase program. In fiscal 2008, we also purchased and retired 9.8 million shares at a cost of $461 million under the June 2006 share repurchase program.

During fiscal 2007, we purchased and retired 5.6 million shares at a cost of $267 million under the June 2006 share repurchase program, and 6.2 million shares at a cost of $332 million under the April 2005 share repurchase program.

We consider several factors in determining when to make share repurchases including, among other things, our cash needs and the market price of our stock. We expect that cash provided by future operating activities, as well as available cash and cash equivalents and short-term investments, will be the sources of funding for our share repurchase program. Based on the anticipated amounts to be generated from those sources of funds in relation to the remaining authorization approved by our Board under the June 2007 share repurchase program, we do not expect that future share repurchases will have a material impact on our short-term or long-term liquidity. We do not anticipate making any share repurchases in fiscal 2010.

In fiscal 2004, our Board initiated the payment of a regular quarterly cash dividend on our common stock. A quarterly cash dividend has been paid in each subsequent quarter. Effective with the quarterly cash dividend paid in the third quarter of fiscal 2007, we increased our quarterly cash dividend per share by 25% to $0.10 per share per quarter. Effective with the quarterly cash dividend paid in the third quarter of fiscal 2008, we increased our quarterly cash dividend per share by 30% to $0.13 per share per quarter. Effective with the quarterly cash dividend paid in the third quarter of fiscal 2009, we increased our quarterly cash dividend per share by 8% to $0.14 per share per quarter. The payment of cash dividends is subject to customary legal and contractual restrictions. During fiscal 2009, we made four dividend payments totaling $0.54 per share, or $222 million in the aggregate.

Other Financial Measures

Our debt-to-capitalization ratio, which represents the ratio of total debt, including the current portion of long-term debt, to total capitalization (total debt plus total shareholders' equity), increased to 30% at the end of fiscal 2009, compared with 15% at the end of fiscal 2008. The increase was due primarily to increased borrowings in connection with our purchase of Best Buy Europe and to fund normal working capital needs. We view our debt-to-capitalization ratio as an important indicator of our creditworthiness. Our adjusted debt-to-capitalization ratio, including capitalized operating lease obligations (rental expense for all operating leases multiplied by eight), was 68% at the end of fiscal 2009, compared with 60% at the end of fiscal 2008.

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

The following table presents a reconciliation of the numerator and denominator used in the calculation of our adjusted debt-to-capitalization ratio, including capitalized operating lease obligations ($ in millions):

	2009	2008

Debt (including current portion)	$1,963	$816
Capitalized operating lease obligations (8 times rental expense)(1)	8,114	5,902

Total debt (including capitalized operating lease obligations)	$10,077	$6,718

Debt (including current portion)	$1,963	$816
Capitalized operating lease obligations (8 times rental expense)(1)	8,114	5,902
Total shareholders' equity	4,643	4,484

Adjusted capitalization	$14,720	$11,202

Debt-to-capitalization ratio	30%	15%
Adjusted debt-to-capitalization ratio (including capitalized operating lease obligations)	68%	60%
(1)
The multiple of eight times rental expense used to calculate the amount of our capitalized operating lease obligations is the multiple used for the retail sector by one of the nationally recognized credit rating agencies that rate our creditworthiness.

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

The following table presents information regarding our contractual obligations by fiscal year ($ in millions):

		Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Short-term debt obligations	$783	$783	$—	$—	$—
Long-term debt obligations	915	10	403	501	1
Capital lease obligations	65	24	22	1	18
Financing lease obligations	200	20	43	47	90
Interest payments	373	90	111	78	94
Operating lease obligations(1)	8,600	1,097	2,009	1,746	3,748
Purchase obligations(2)	2,668	1,787	757	124	—
Unrecognized tax benefits(3)	349
Deferred compensation(4)	55

Total	$14,008	$3,811	$3,345	$2,497	$3,951

Note: For additional information refer to Note 6, Debt; Note 8, Leases; Note 10, Income Taxes and Note 12, Contingencies and Commitments, in the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

(1)
Operating lease obligations do not include payments to landlords covering real estate taxes and common area maintenance. These charges, if included, would increase total operating lease obligations by $2.1 billion at February 28, 2009.

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

(4)
Included in other long-term liabilities on our consolidated balance sheet at February 28, 2009, was a $55 million obligation for deferred compensation. As the specific payment dates for the deferred compensation are unknown, the related balances have not been reflected in the "Payments Due by Period" section of the table.

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with GAAP. In connection with the preparation of our financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, we review the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

Our significant accounting policies are discussed in Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. We believe that the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results, and they require our most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. We have reviewed these critical accounting estimates and related disclosures with the Audit Committee of our Board.

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
We have not made any material changes in the accounting methodology we use to establish our markdown or inventory loss reserves during the past three fiscal years.
We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our markdown reserve. However, if estimates regarding consumer demand are inaccurate or changes in technology affect demand for certain products in an unforeseen manner, we may be exposed to losses or gains that could be material. A 10% difference in our actual markdown reserve at February 28, 2009, would have affected net earnings by approximately $7 million in fiscal 2009.

We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our inventory loss reserve. However, if our estimates regarding physical inventory losses are inaccurate, we may be exposed to losses or gains that could be material. A 10% difference in actual physical inventory losses reserved for at February 28, 2009, would have affected net earnings by approximately $5 million in fiscal 2009.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions

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
We have not made any material changes in the accounting methodology we use to record vendor receivables during the past three fiscal years.
If actual results are not consistent with the assumptions and estimates used, we may be exposed to additional adjustments that could materially, either positively or negatively, impact our gross profit rate and inventory. However, substantially all receivables associated with these activities are collected within the following fiscal year and all amounts deferred against inventory turnover within the following fiscal year and therefore do not require subjective long-term estimates. Adjustments to our gross profit rate and inventory in the following fiscal year have historically not been material.
A 10% difference in our vendor receivables at February 28, 2009, would have affected net earnings by approximately $23 million in fiscal 2009.
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
We have not made any material changes in the accounting methodology we use to assess impairment loss during the past three fiscal years.
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

In the fourth quarter of fiscal 2009, we completed our annual impairment testing of goodwill and other intangible assets using the methodology described herein, and determined there was impairment of $66 million.
The carrying value of goodwill at February 28, 2009, was $2.2 billion. The carrying value of tradenames at February 28, 2009, was $173 million.
We determine fair value using widely accepted valuation techniques, including discounted cash flows and market multiple analyses. These types of analyses contain uncertainties because they require management to make assumptions and to apply judgment to estimate industry economic factors and the profitability of future business strategies. It is our policy to conduct impairment testing based on our current business strategy in light of present industry and economic conditions, as well as our future expectations.
We have not made any material changes in the accounting methodology we use to assess impairment loss during the past three fiscal years.
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
Although we believe that the judgments and estimates discussed herein are reasonable, actual results could differ, and we may be exposed to losses or gains that could be material.
To the extent we prevail in matters for which a liability has been established, or are required to pay amounts in excess of our established liability, our effective income tax rate in a given financial statement period could be materially affected. An unfavorable tax settlement generally would require use of our cash and result in an increase in our effective income tax rate in the period of resolution. A favorable tax settlement would be recognized as a reduction in our effective income tax rate in the period of resolution.

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
We sell gift cards to customers in our retail stores, through our Web sites and through selected third parties. A liability is initially established for the cash value of the gift card. We recognize revenue from gift cards when: (i) the card is redeemed by the customer; or (ii) the likelihood of the gift card being redeemed by the customer is remote ("gift card breakage"). We determine our gift card breakage rate based upon historical redemption patterns, which show that after 24 months, we can determine the portion of the liability for which redemption is remote.
We have customer loyalty programs which allow members to earn points for each purchase completed at any of our Best Buy stores in the U.S., Canada and China, or through our related Web sites or when using our co-branded credit cards. Points earned enable members to receive a certificate that may be redeemed on future purchases at Best Buy stores and Web sites in the U.S. Canada and China. The value of points earned by our loyalty program members is included in accrued liabilities and recorded as a reduction in revenue at the time the points are earned, based on the value of points that are projected to be redeemed.
Our revenue recognition accounting methodology contains uncertainties because it requires management to make assumptions and to apply judgment to estimate future sales returns and the amount and timing of gift cards and certificates projected to be redeemed by gift card recipients and members of our customer loyalty programs. Our estimate of the amount and timing of sales returns and gift cards or certificates projected to be redeemed is based primarily on historical transaction experience.
We have not made any material changes in the accounting methodology we use to measure sales returns or to recognize revenue for our gift card and customer loyalty programs during the past three fiscal years. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to measure sales returns or to recognize revenue for our gift card and customer loyalty programs. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material.

A 10% change in our sales return reserve at February 28, 2009, would have affected net earnings by approximately $1 million in fiscal 2009.
A 10% change in our gift card breakage rate at February 28, 2009, would have affected net earnings by approximately $8 million in fiscal 2009.
A 10% change in our customer loyalty program liability at February 28, 2009, would have affected net earnings by approximately $7 million in fiscal 2009.

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
We have not made any material changes in the accounting methodology we use to establish our location closing liability during the past three fiscal years.
We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate our location closing liability. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material.
A 10% change in our location closing liability at February 28, 2009, would have affected net earnings by approximately $5 million in fiscal 2009.
Stock-Based Compensation

We have a stock-based compensation plan, which includes non-qualified stock options and nonvested share awards, and an employee stock purchase plan. See Note 1, Summary of Significant Accounting Policies, and Note 6, Shareholders' Equity, to the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for a complete discussion of our stock-based compensation programs.
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
A 10% change in our stock-based compensation expense for the year ended February 28, 2009, would have affected net earnings by approximately $7 million in fiscal 2009.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions

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
Periodically, we review our assumptions and the valuations provided by independent third-party actuaries to determine the adequacy of our self-insured liabilities.
Our self-insured liabilities contain uncertainties because management is required to make assumptions and to apply judgment to estimate the ultimate cost to settle reported claims and claims incurred but not reported at the balance sheet date.
We have not made any material changes in the accounting methodology we use to establish our self-insured liabilities during the past three fiscal years.
We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate our self-insured liabilities. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material.
A 10% change in our self-insured liabilities at February 28, 2009, would have affected net earnings by approximately $8 million in fiscal 2009.
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
During the last three fiscal years, we completed five significant acquisitions:

    •  In October 2008, we acquired Napster for $121 million, including transaction costs.
    •  In June 2008, we acquired a 50% interest in Best Buy Europe for $2.2 billion, including transaction costs.
    •  In May 2007, we acquired Speakeasy for $103 million, including transaction costs and repayment of debt.
    •  In June 2006, we acquired a 75% interest in Five Star for $184 million, including a working capital injection of $122 million and transaction costs and in February 2009, we acquired the remaining 25% interest for $190 million.
    •  In May 2006, we acquired Pacific Sales for $411 million, including transaction costs.
See Note 2, Acquisitions, to the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for the complete purchase price allocation calculations for acquisitions completed in fiscal 2009.
We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to complete the purchase price allocation and estimate the fair value of acquired assets and liabilities. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material.

New Accounting Standards

In May 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP Accounting Principles Board ("APB")14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants. Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We do not believe our adoption of FSP APB 14-1 beginning in the first quarter of fiscal 2010 will have an impact on our consolidated financial position or results of operations.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for non-governmental entities. We adopted SFAS No. 162 on its effective date, November 15, 2008, and it did not have a material impact on the preparation of our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133. SFAS No. 161 is intended to improve financial reporting standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand the effect these instruments and activities have on an entity's financial position, financial performance and cash flows. Entities are required to provide enhanced disclosures about: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We adopted SFAS No. 161 on November 30, 2008, which did not have an impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(revised 2007), Business Combinations ("141R"). SFAS No. 141R significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, preacquisition contingencies, transaction costs, in-process research and development and restructuring costs. In addition, under SFAS No. 141R, changes in an acquired entity's deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008. We adopted SFAS No. 141R on March 1, 2009, which changed our accounting treatment for business combinations on a prospective basis.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. SFAS No. 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of shareholders' equity. This new consolidation method significantly changes the accounting for transactions with minority interest holders. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. We adopted SFAS No. 160 on March 1, 2009. The adoption of SFAS No. 160 did not have a material impact on our consolidated financial statements other than the reporting change for minority interests reported on our consolidated balance sheets, which required us to retroactively reclassify minority interests as a component of shareholders' equity. At February 28, 2009 and March 1, 2008, our consolidated balance sheets included minority interests of $513 million and $40 million, respectively.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurements, and requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. The Statement applies under other accounting pronouncements that require or permit fair value measurements. In February 2008, the FASB issued FSPs No. 157-1 and No. 157-2, which, respectively, removed leasing transactions from the scope of SFAS No. 157 and deferred for one year the effective date for SFAS No. 157 as it applies to certain nonfinancial assets and liabilities. On March 2, 2008, we adopted, on a prospective basis, the SFAS No. 157 definition of fair value and became subject to the new disclosure requirements (excluding FSP 157-2) with respect to our fair value measurements of (a) nonfinancial assets and liabilities that are recognized or disclosed at fair value in our financial statements on a recurring basis (at least annually) and (b) all financial assets and liabilities. Our adoption did not impact our consolidated financial position or results of operations. The additional disclosures required by SFAS No. 157 are included in Note 4, Fair Value Measurements.

The deferral provided by FSP No. 157-2 applied to such items as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) and nonfinancial long-lived asset groups measured at fair value for an impairment assessment and on March 1, 2009, we adopted the provisions of SFAS No. 157 as it related to these nonfinancial assets and liabilities. The adoption did not impact our consolidated financial position or results of opertions.

In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, which amended SFAS No. 157 to illustrate key considerations in determining the fair value of a financial asset in an inactive market. FSP No. 157-3 was effective for us in our third quarter of fiscal 2009. Its additional guidance was incorporated into the measurements of fair value of applicable financial assets disclosed in Note 4, Fair Value Measurements, and did not have a material impact on our consolidated financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

In addition to the risks inherent in our operations, we are exposed to certain market risks, including adverse changes in foreign currency exchange rates and interest rates.

Foreign Currency Exchange Rate Risk

We have market risk arising from changes in foreign currency exchange rates related to our International segment operations. On a limited basis, we use forward foreign exchange contracts to hedge the impact of fluctuations in foreign currency exchange rates. Our Canada and Europe businesses enter into the contracts primarily to hedge U.S. dollar merchandise inventory payables. The contracts typically have terms of less than 270 days, and we do not apply hedge accounting to them. The aggregate notional amount and fair value recorded on our consolidated balance sheet related to our forward foreign exchange contracts outstanding was $50 million and $4 million, respectively, at February 28, 2009. The aggregate gains recorded in our consolidated statement of net earnings related to all contracts settled and outstanding was a gain of $14 million in fiscal 2009.

Since July 2008, the U.S. dollar has been generally stronger relative to the currencies of the foreign countries in which we operate. The overall strength of the U.S. dollar had a negative impact on our International segment's revenue and net earnings because the foreign denominations translated into fewer U.S. dollars.

It is not possible to determine the exact impact of foreign currency exchange rate changes; however, the effect on reported revenue and net earnings can be estimated. We estimate that the overall strength of the U.S. dollar had an unfavorable impact on our revenue of approximately $276 million in fiscal 2009. In addition, we estimate that such strength had a favorable impact of approximately $3 million on our net earnings in fiscal 2009, due in part to our $111 million investment impairment in the common stock of CPW, which was made by one of our Canadian subsidiaries.

Interest Rate Risk

Short-term and long-term debt

At February 28, 2009, our short-term and long-term debt was comprised primarily of credit facilities and our convertible debentures and Notes. We do not manage the interest rate risk on our debt through the use of derivative instruments.

Our credit facilities are not subject to material interest rate risk. The credit facilities' interest rates may be reset due to fluctuations in a market-based index, such as the federal funds rate, the London Interbank Offered Rate (LIBOR), or the base rate or prime rate of our lenders. A hypothetical 100-basis-point change in the interest rates of our credit facilities would change our annual pre-tax earnings by $8 million.

Our convertible debentures are not subject to material interest rate risk. The interest rate on our debentures may be reset but not more than 100-basis-points higher than the current rates. If the interest rate on the debentures at February 28, 2009, were to be reset 100-basis-points higher, our annual pre-tax earnings would increase by $4 million.

There is no interest rate risk associated with our Notes as the interest rate is fixed at 6.75%.

Long-term investments in debt securities

At February 28, 2009, our long-term investments in debt securities were comprised of auction-rate securities. These investments are not subject to material interest rate risk. A hypothetical 100-basis-point change in the interest rate would change our annual pre-tax earnings by $3 million. We do not currently manage interest rate risk on our investments through the use of derivative instruments.

Other Market Risks

Investments in auction-rate securities

At February 28, 2009, we held $314 million in investments in ARS, after recognizing a $15 million temporary impairment in the fourth quarter of fiscal 2009. Given current conditions in the ARS market as described above in the Liquidity and Capital Resources section, included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report on Form 10-K, we may incur additional temporary unrealized losses or other-than-temporary realized losses in the future if market conditions were to persist and we are unable to recover the cost of our ARS investments. A hypothetical 100-basis-point loss from the par value of these investments would result in a $3 million impairment.

Insurance relationships

We have various commercial insurance relationships with AIG CI, a subsidiary of AIG, including our sale of extended warranties on behalf of AIG CI. AIG has advised us that its commercial insurance subsidiaries remain well-capitalized with sufficient reserves and liquidity to pay claims despite the parent company's recent issues and diminished financial position. Accordingly, we anticipate that we will continue to be able to sell extended warranties on behalf of AIG CI, as well as to maintain our other insurance relationships with AIG CI. We have no reason to believe that the current financial condition of AIG will have a material adverse effect on AIG CI or on us.

Item 8. Financial Statements and Supplementary Data.

Management's Report on the Consolidated Financial Statements

Our management is responsible for the preparation, integrity and objectivity of the accompanying consolidated financial statements and the related financial information. The consolidated financial statements have been prepared in conformity with GAAP and necessarily include certain amounts that are based on estimates and informed judgments. Our management also prepared the related financial information included in this Annual Report on Form 10-K and is responsible for its accuracy and consistency with the consolidated financial statements.

The accompanying consolidated financial statements have been audited by Deloitte & Touche LLP, an independent registered public accounting firm, which conducted its audits in accordance with the standards of the Public Company Accounting Oversight Board (U.S.). The independent registered public accounting firm's responsibility is to express an opinion as to the fairness with which such financial statements present our financial position, results of operations and cash flows in accordance with GAAP.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is designed under the supervision of our principal executive officer and principal financial officer, and effected by our Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and include those policies and procedures that:

(1)
Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and the dispositions of our assets;

(2)
Provide reasonable assurance that our transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and Board; and

(3)
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we assessed the effectiveness of our internal control over financial reporting as of February 28, 2009, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, we have concluded that our internal control over financial reporting was effective as of February 28, 2009. During our assessment, we did not identify any material weaknesses in our internal control over financial reporting. We have excluded from our assessment the internal control over financial reporting at Best Buy Europe, which was acquired on June 28, 2008, and whose financial statements reflect total assets and total revenue constituting 26% and 7%, respectively, of our consolidated financial statement amounts as of and for the year ended February 28, 2009. We have also excluded from our assessment the internal control over financial reporting at Napster, which was acquired on October 25, 2008, and whose financial statements reflect total assets and total revenue that constitute less than 1% of our consolidated financial statement amounts as of and for the year ended February 28, 2009. Deloitte & Touche LLP, the independent registered public accounting firm that audited our consolidated financial statements for the year ended February 28, 2009, included in Item 8, Financial Statements and Supplementary

Data, of this Annual Report on Form 10-K, has issued an unqualified attestation report on the effectiveness of our internal control over financial reporting as of February 28, 2009.

Bradbury H. Anderson Vice Chairman and Chief Executive Officer (principal executive officer)	James L. Muehlbauer Executive Vice President — Finance and Chief Financial Officer (principal financial officer)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Best Buy Co., Inc.

We have audited the accompanying consolidated balance sheets of Best Buy Co., Inc. and subsidiaries (the "Company") as of February 28, 2009 and March 1, 2008, and the related consolidated statements of earnings, changes in shareholders' equity, and cash flows for the years ended February 28, 2009, March 1, 2008 and March 3, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Best Buy Co., Inc. and subsidiaries as of February 28, 2009 and March 1, 2008, and the results of their operations and their cash flows for the years ended February 28, 2009, March 1, 2008 and March 3, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective March 4, 2007, Best Buy Co., Inc. and subsidiaries changed their method of accounting for uncertain tax benefits upon adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of February 28, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 24, 2009, expressed an unqualified opinion on the Company's internal control over financial reporting.

Minneapolis, Minnesota
April 24, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Best Buy Co., Inc.

We have audited the internal control over financial reporting of Best Buy Co., Inc. and subsidiaries (the "Company") as of February 28, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management's Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Best Buy Europe, which was acquired on June 28, 2008, and whose financial statements reflect total assets and total revenues constituting 26% and 7%, respectively, of the consolidated financial statement amounts as of and for the year ended February 28, 2009. Management has also excluded from its assessment the internal control over financial reporting at Napster, which was acquired on October 25, 2008, and whose financial statements reflect total assets and total revenues that constitute less than 1% of the consolidated financial statement amounts as of and for the year ended February 28, 2009. Accordingly, our audit did not include the internal control over financial reporting at Best Buy Europe and Napster. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 28, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended February 28, 2009 of the Company and our report dated April 24, 2009, expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph relating to the Company's change effective March 4, 2007, in its method of accounting for uncertain tax benefits.

Minneapolis, Minnesota
April 24, 2009

Consolidated Balance Sheets

$ in millions, except per share and share amounts

	February 28, 2009	March 1, 2008

Assets
Current Assets
Cash and cash equivalents	$498	$1,438
Short-term investments	11	64
Receivables	1,868	549
Merchandise inventories	4,753	4,708
Other current assets	1,062	583

Total current assets	8,192	7,342
Property and Equipment
Land and buildings	755	732
Leasehold improvements	2,013	1,752
Fixtures and equipment	4,060	3,057
Property under capital lease	112	67

	6,940	5,608
Less accumulated depreciation	2,766	2,302

Net property and equipment	4,174	3,306
Goodwill	2,203	1,088
Tradenames	173	97
Customer Relationships	322	5
Equity and Other Investments	395	605
Other Assets	367	315

Total Assets	$15,826	$12,758

Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable	$4,997	$4,297
Unredeemed gift card liabilities	479	531
Accrued compensation and related expenses	459	373
Accrued liabilities	1,382	975
Accrued income taxes	281	404
Short-term debt	783	156
Current portion of long-term debt	54	33

Total current liabilities	8,435	6,769
Long-Term Liabilities	1,109	838
Long-Term Debt	1,126	627
Minority Interests	513	40
Shareholders' Equity
Preferred stock, $1.00 par value: Authorized — 400,000 shares; Issued and outstanding — none	—	—
Common stock, $0.10 par value: Authorized — 1.0 billion shares; Issued and outstanding — 413,684,000 and 410,578,000 shares, respectively	41	41
Additional paid-in capital	205	8
Retained earnings	4,714	3,933
Accumulated other comprehensive (loss) income	(317)	502

Total shareholders' equity	4,643	4,484

Total Liabilities and Shareholders' Equity	$15,826	$12,758

See Notes to Consolidated Financial Statements.

Consolidated Statements of Earnings

$ in millions, except per share amounts

Fiscal Years Ended	February 28, 2009	March 1, 2008	March 3, 2007

Revenue	$45,015	$40,023	$35,934
Cost of goods sold	34,017	30,477	27,165

Gross profit	10,998	9,546	8,769
Selling, general and administrative expenses	8,984	7,385	6,770
Restructuring charges	78	—	—
Goodwill and tradename impairment	66	—	—

Operating income	1,870	2,161	1,999
Other income (expense)
Investment income and other	35	129	162
Investment impairment	(111)	—	—
Interest expense	(94)	(62)	(31)

Earnings before income tax expense, minority interests and equity in income (loss) of affiliates	1,700	2,228	2,130
Income tax expense	674	815	752
Minority interests in earnings	(30)	(3)	(1)
Equity in income (loss) of affiliates	7	(3)	—

Net earnings	$1,003	$1,407	$1,377

Earnings per share
Basic	$2.43	$3.20	$2.86
Diluted	$2.39	$3.12	$2.79
Weighted-average common shares outstanding (in millions)
Basic	412.5	439.9	482.1
Diluted	422.9	452.9	496.2

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

$ in millions

Fiscal Years Ended	February 28, 2009	March 1, 2008	March 3, 2007

Operating Activities
Net earnings	$1,003	$1,407	$1,377
Adjustments to reconcile net earnings to total cash provided by operating activities:
Depreciation	730	580	509
Amortization of definite-lived intangible assets	63	1	—
Asset impairments	177	—	—
Restructuring charges	78	—	—
Stock-based compensation	110	105	121
Deferred income taxes	(43)	74	82
Minority interests	30	3	1
Excess tax benefits from stock-based compensation	(6)	(24)	(50)
Other, net	12	(7)	20
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Receivables	(419)	12	(70)
Merchandise inventories	258	(562)	(550)
Other assets	(175)	42	(47)
Accounts payable	139	221	320
Other liabilities	(75)	74	185
Income taxes	(5)	99	(136)

Total cash provided by operating activities	1,877	2,025	1,762

Investing Activities
Additions to property and equipment, net of $42 and $80 non-cash capital expenditures in fiscal 2009 and 2008, respectively	(1,303)	(797)	(733)
Purchases of investments	(81)	(8,501)	(4,789)
Sales of investments	246	10,935	5,095
Acquisitions of businesses, net of cash acquired	(2,316)	(89)	(421)
Change in restricted assets	(97)	(85)	63
Other, net	(22)	1	5

Total cash (used in) provided by investing activities	(3,573)	1,464	(780)

Financing Activities
Repurchase of common stock	—	(3,461)	(599)
Issuance of common stock under employee stock purchase plan and for the exercise of stock options	83	146	217
Dividends paid	(223)	(204)	(174)
Repayments of debt	(4,712)	(4,353)	(84)
Proceeds from issuance of debt	5,606	4,486	96
Excess tax benefits from stock-based compensation	6	24	50
Other, net	(23)	(16)	(19)

Total cash provided by (used in) financing activities	737	(3,378)	(513)

Effect of Exchange Rate Changes on Cash	19	122	(12)

(Decrease) increase in Cash and Cash Equivalents	(940)	233	457
Cash and Cash Equivalents at Beginning of Year	1,438	1,205	748

Cash and Cash Equivalents at End of Year	$498	$1,438	$1,205

Supplemental Disclosure of Cash Flow Information
Income taxes paid	$766	$644	$804
Interest paid	83	49	14

See Notes to Consolidated Financial Statements.

Consolidated Statements of Changes in Shareholders' Equity

$ and shares in millions

	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balances at February 25, 2006	485	$49	$643	$4,304	$261	$5,257
Net earnings	—	—	—	1,377	—	1,377
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	—	—	—	—	(33)	(33)
Unrealized losses on available-for-sale investments	—	—	—	—	(12)	(12)

Total comprehensive income						1,332

Stock options exercised	7	1	167	—	—	168
Tax benefit from stock options exercised and employee stock purchase plan	—	—	47	—	—	47
Issuance of common stock under employee stock purchase plan	1	—	49	—	—	49
Stock-based compensation	—	—	121	—	—	121
Common stock dividends, $0.36 per share	—	—	—	(174)	—	(174)
Repurchase of common stock	(12)	(2)	(597)	—	—	(599)

Balances at March 3, 2007	481	48	430	5,507	216	6,201
Net earnings	—	—	—	1,407	—	1,407
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	—	—	311	311
Unrealized losses on available-for-sale investments	—	—	—	—	(25)	(25)

Total comprehensive income						1,693

Cumulative effect of adopting a new accounting standard	—	—	—	(13)	—	(13)
Stock options exercised	4	—	93	—	—	93
Tax benefit from stock options exercised and employee stock purchase plan	—	—	17	—	—	17
Issuance of common stock under employee stock purchase plan	1	—	53	—	—	53
Stock-based compensation	—	—	105	—	—	105
Common stock dividends, $0.46 per share	—	—	—	(204)	—	(204)
Repurchase of common stock	(75)	(7)	(690)	(2,764)	—	(3,461)

Balances at March 1, 2008	411	41	8	3,933	502	4,484
Net earnings	—	—	—	1,003	—	1,003
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	—	—	—	—	(830)	(830)
Unrealized losses on available-for-sale investments	—	—	—	—	(19)	(19)
Reclassification adjustment for impairment loss on available-for-sale security included in net earnings	—	—	—	—	30	30

Total comprehensive income						184

Stock options exercised	2	—	34	—	—	34
Tax benefit from stock options exercised and employee stock purchase plan	—	—	4	—	—	4
Issuance of common stock under employee stock purchase plan	1	—	49	—	—	49
Stock-based compensation	—	—	110	—	—	110
Common stock dividends, $0.54 per share	—	—	—	(222)	—	(222)

Balances at February 28, 2009	414	$41	$205	$4,714	$(317)	$4,643

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

$ in millions, except per share amounts or as otherwise noted

1.   Summary of Significant Accounting Policies

Description of Business

Unless the context otherwise requires, the use of the terms "Best Buy," "we," "us" and "our" in these notes to consolidated financial statements refers to Best Buy Co., Inc. and, as applicable, its consolidated subsidiaries. Best Buy is a specialty retailer of consumer electronics, home office products, entertainment software, appliances and related services.

We operate two reportable segments: Domestic and International. The Domestic segment is comprised of store, call center and online operations in all states, districts and territories of the U.S., operating under the brand names Best Buy, Best Buy Mobile, Geek Squad, Magnolia Audio Video, Napster, Pacific Sales and Speakeasy. U.S. Best Buy stores offer a wide variety of consumer electronics, home office products, entertainment software, appliances and related services. Best Buy Mobile offers a wide selection of mobile phones, accessories and related services. Geek Squad provides residential and commercial computer repair, support and installation services. Magnolia Audio Video stores offer high-end audio and video products and related services. Napster is an online provider of digital music. Pacific Sales stores offer high-end home-improvement products including appliances, consumer electronics and related services. Speakeasy provides broadband, voice, data and information technology services.

The International segment is comprised of: (i) all Canada store, call center and online operations, operating under the brand names Best Buy, Best Buy Mobile, Future Shop and Geek Squad, (ii) all Europe store, call center and online operations, operating under the brand names The Carphone Warehouse, The Phone House and Geek Squad, (iii) all China store, call center and online operations, operating under the brand names Best Buy, Geek Squad and Five Star and (iv) all Mexico store operations operating under the brand names Best Buy and Geek Squad. Our International segment offers products and services similar to those of our U.S. Best Buy stores. However, Best Buy Canada stores do not carry appliances and Best Buy China stores and Five Star stores do not carry entertainment software. Further, our store format and offerings in Europe are similar to our Best Buy Mobile format and offerings in the U.S., primarily offering mobile phones and related accessories and services.

In support of our retail store operations, we also maintain Web sites for each of our brands (BestBuy.com, BestBuy.ca, BestBuy.com.cn, espanol.BestBuy.com, BestBuyMobile.com, CarphoneWarehouse.com, Five-Star.cn, FutureShop.ca, GeekSquad.com, GeekSquad.ca, MagnoliaAV.com, Napster.com, PacificSales.com, PhoneHouse.com and Speakeasy.net.).

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

We consolidate the financial results of our Europe, China and Mexico operations on a two-month lag. There were no significant intervening events which would have materially affected our consolidated financial statements had they been recorded during the fiscal year.

Reclassifications

To maintain consistency and comparability, certain amounts from previously reported consolidated financial statements have been reclassified to conform to the current-year presentation. We reclassified:

  •
  to customer relationships, $5 at March 1, 2008, which was previously reported in other assets on our consolidated balance sheet, and

  •
  to minority interests, $3 and $1, and to amortization of definite-lived intangible assets, $1 and $0, for the years ended March 1, 2008, and March 2, 2007, respectively, which were previously reported in other, net within cash provided by operating activities on our consolidated statements of cash flows.

$ in millions, except per share amounts or as otherwise noted

These reclassifications had no effect on previously reported consolidated operating income, net earnings, shareholders' equity or cash flows from operating activities.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. ("GAAP") requires us to make estimates and assumptions. These estimates and assumptions affect the reported amounts in the consolidated balance sheets and statements of earnings, as well as the disclosure of contingent liabilities. Future results could be materially affected if actual results were to differ from these estimates and assumptions.

Fiscal Year

Our fiscal year ends on the Saturday nearest the end of February. Fiscal 2009 and 2008 each included 52 weeks, and fiscal 2007 included 53 weeks.

Cash and Cash Equivalents

Cash primarily consists of cash on hand and bank deposits. Cash equivalents primarily consist of money market accounts and other highly liquid investments with an original maturity of three months or less when purchased. The amounts of cash equivalents at February 28, 2009, and March 1, 2008, were $159 and $871, respectively, and the weighted-average interest rates were 0.1% and 4.1%, respectively.

Outstanding checks in excess of funds on deposit (book overdrafts) totaled $146 and $159 at February 28, 2009, and March 1, 2008, respectively, and are reflected as accounts payable in our consolidated balance sheets.

Merchandise Inventories

Merchandise inventories are recorded at the lower of cost using either the average cost or first-in first-out method, or market. In-bound freight-related costs from our vendors are included as part of the net cost of merchandise inventories. Also included in the cost of inventory are certain vendor allowances that are not a reimbursement of specific, incremental and identifiable costs to promote a vendor's products. Other costs associated with acquiring, storing and transporting merchandise inventories to our retail stores are expensed as incurred and included in cost of goods sold.

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

Restricted Assets

Restricted cash and investments in debt securities totaled $511 and $408, at February 28, 2009, and March 1, 2008, respectively, and are included in other current assets or equity and other investments in our consolidated balance sheets. Such balances are pledged as collateral or restricted to use for vendor payables, general liability insurance, workers' compensation insurance and warranty programs.

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

$ in millions, except per share amounts or as otherwise noted

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

Property under capital lease is comprised of buildings and equipment used in our retail operations and corporate support functions. The related depreciation for capital lease assets is included in depreciation expense. The carrying value of property under capital lease was $68 and $54 at February 28, 2009, and March 1, 2008, respectively, net of accumulated depreciation of $44 and $13, respectively.

Estimated useful lives by major asset category are as follows:

Asset	Life (in years)

Buildings	25–50
Leasehold improvements	3–25
Fixtures and equipment	3–20
Property under capital lease	2–20

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

Cash or lease incentives received upon entering into certain store leases ("tenant allowances") are recognized on a straight-line basis as a reduction to rent from the date we take possession of the property through the end of the initial lease term. We record the unamortized portion of tenant allowances as a part of deferred rent, in accrued liabilities or long-term liabilities, as appropriate.

$ in millions, except per share amounts or as otherwise noted

At February 28, 2009, and March 1, 2008, deferred rent included in accrued liabilities in our consolidated balance sheets was $26 and $24, respectively, and deferred rent included in long-term liabilities in our consolidated balance sheets was $283 and $265, respectively.

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

Goodwill and Intangible Assets

Goodwill

Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for under the purchase method. We do not amortize goodwill but test it for impairment annually in the fiscal fourth quarter, or when indications of potential impairment exist. These indicators would include a significant change in operating performance, the business climate, legal factors, competition, or a planned sale or disposition of a significant portion of the business, among other factors. We test for goodwill impairment utilizing a fair value approach at the reporting unit level. A reporting unit is an operating segment, or a business unit one level below that operating segment, for which discrete financial information is prepared and regularly reviewed by segment management. We have deemed our reporting units to be one level below our operating segments, Domestic and International, which is the level at which segment management regularly reviews operating results and makes resource allocation decisions.

Tradenames

We have indefinite-lived intangible assets related to our Pacific Sales, Speakeasy and Napster tradenames which are included in our Domestic segment. We also have indefinite-lived intangible assets related to our Future Shop and Five Star tradenames and definite-lived intangible assets related to our The Carphone Warehouse and The Phone House tradenames, which are included in our International segment.

Our valuation of identifiable intangible assets acquired is based on information and assumptions available to us at the time of acquisition, using income and market approaches to determine fair value. We test our tradenames annually for impairment, or when indications of potential impairment exist.

Our tradenames were as follows:

	February 28, 2009	March 1, 2008

Indefinite-lived	$104	$97
Definite-lived	69	—

Total	$173	$97

Impairment Testing

The impairment test for goodwill involves comparing the fair value of a reporting unit to its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, a second step is required to measure the goodwill impairment loss. The second step includes hypothetically valuing all the tangible and intangible assets of the reporting unit as if the reporting unit had been acquired in a business combination. Then, the implied fair value of the reporting unit's goodwill is compared to the carrying amount of that goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of the goodwill, we recognize an impairment loss in an amount equal to the excess, not to exceed the carrying amount. We determine the fair values calculated in an impairment test using free cash flow models involving assumptions that are based upon what we believe a hypothetical marketplace participant would use in estimating fair value on the measurement date. The key assumptions relate to margins, growth rates, capital expenditures, terminal values and weighted-average cost of capital rates. In developing these assumptions, we

$ in millions, except per share amounts or as otherwise noted

compare the resulting estimated enterprise value derived by the aggregate fair values of our reporting units to our market enterprise value plus an estimated control premium.

The impairment test for tradenames involves comparing the fair value to its carrying amount. We derive fair value based on a discounted cash flow model (e.g., relief from royalty approach) using assumptions about revenue growth rates, royalty rates, the appropriate discount rates relative to risk and estimates of terminal values.

If changes in growth rates, estimated cash flows, economic conditions, discount rates or estimates of terminal values were to occur, goodwill or tradenames may become impaired.

During the fourth quarter of fiscal 2009, we completed our annual impairment testing of our goodwill and tradenames, using the valuation techniques described above, and recorded goodwill and tradename impairment charges of $62 and $4, respectively, related to our Speakeasy reporting unit. The decline in the fair value of our Speakeasy reporting unit below its book value was primarily the result of lower than expected revenue growth relative to the assumptions we made in the prior fiscal year, partially due to slower-than-anticipated synergies with Best Buy.

The changes in the carrying amount of goodwill and indefinite-lived tradenames by segment were as follows in fiscal 2009, 2008 and 2007:

	Goodwill			Tradenames
	Domestic	International	Total	Domestic	International	Total

Balances at February 25, 2006	$6	$551	$557	$—	$44	$44
Acquisitions	369	27	396	17	21	38
Tax adjustment(1)	—	(21)	(21)	—	—	—
Changes in foreign currency exchange rates	—	(13)	(13)	—	(1)	(1)

Balances at March 3, 2007	375	544	919	17	64	81
Acquisitions	75	(4)	71	6	—	6
Tax adjustment(1)	—	(3)	(3)	—	—	—
Changes in foreign currency exchange rates	—	101	101	—	10	10

Balances at March 1, 2008	450	638	1,088	23	74	97
Acquisitions	46	1,641	1,687	13	8	21
Tax adjustment(1)	—	17	17	—	—	—
Impairments	(62)	—	(62)	(4)	—	(4)
Changes in foreign currency exchange rates	—	(527)	(527)	—	(10)	(10)

Balances at February 28, 2009	$434	$1,769	$2,203	$32	$72	$104

(1)
Adjustment related to the resolution of certain tax matters associated with our acquisition of Future Shop and Five Star stores.

$ in millions, except per share amounts or as otherwise noted

Definite-Lived Intangible Assets

The following table provides the gross carrying amount and related accumulated amortization of definite-lived intangible assets:

	February 28, 2009		March 1, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Tradenames	$79	$(10)	$—	$—
Customer relationships	367	(45)	6	(1)

Total	$446	$(55)	$6	$(1)

Total amortization expense was $63, $1, and $0 in fiscal 2009, 2008, and 2007, respectively. At February 28, 2009, future amortization expense for identifiable intangible assets for the next five fiscal years is expected to be:

Fiscal Year

2010	$84
2011	83
2012	62
2013	42
2014	38
Thereafter	82

Lease Rights

Lease rights represent costs incurred to acquire the lease of a specific commercial property. Lease rights are recorded at cost and are amortized to rent expense over the remaining lease term, including renewal periods, if reasonably assured. Amortization periods range up to 18 years, beginning with the date we take possession of the property. The following table provides the gross carrying amount and related accumulated amortization of lease rights:

	February 28, 2009		March 1, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Lease rights	$119	$(29)	$37	$(20)

Lease rights amortization expense was $9, $5 and $4 in fiscal 2009, 2008 and 2007, respectively. We expect current lease rights amortization expense to be approximately $11 for each of the next five fiscal years.

Investments

Debt Securities

Our short-term and long-term investments in debt securities are comprised of auction-rate securities and commercial paper. In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and based on our ability to market and sell these instruments, we classify auction-rate securities and other investments in debt securities as available-for-sale and carry them at fair value. Auction-rate securities were intended to behave like short-term debt instruments because their interest rates reset periodically through an auction process, typically at intervals of 7, 28 and 35 days. Investments in these securities can be sold for cash at par value on the auction date if the auction is successful. Substantially all of our auction-rate securities are AAA/Aaa-rated and collateralized by student loans, which are guaranteed 95% to 100% by the U.S. government. We also hold auction-rate securities that are in the form of municipal revenue bonds, the vast majority of which are AAA/Aaa-rated and insured by bond insurers. We do not have any investments in securities that are collateralized by assets that include mortgages or subprime debt. Our intent with these investments is not to hold these securities to maturity, but to use the periodic auction feature to provide liquidity as needed. See Note 3, Investments, for further information.

$ in millions, except per share amounts or as otherwise noted

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

Insurance

We are self-insured for certain losses related to health, workers' compensation and general liability claims, although we obtain third-party insurance coverage to limit our exposure to these claims. A portion of these self-insured losses is managed through a wholly-owned insurance captive. We estimate our self-insured liabilities using a number of factors, including historical claims experience, an estimate of incurred but not reported claims, demographic factors, severity factors and valuations provided by independent third-party actuaries. Our self-insured liabilities included in the consolidated balance sheets were as follows:

	February 28, 2009	March 1, 2008

Accrued liabilities	$71	$52
Long-term liabilities	50	45

Total	$121	$97

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

At February 28, 2009, and March 1, 2008, $6 and $26, respectively, were outstanding and included in accrued liabilities on our consolidated balance sheet, and $18 and $215, respectively, were available for use under these inventory financing facilities.

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

$ in millions, except per share amounts or as otherwise noted

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

Our income tax returns, like those of most companies, are periodically audited by U.S. federal, state and local and foreign tax authorities. These audits include questions regarding our tax filing positions, including the timing and amount of deductions and the allocation of income among various tax jurisdictions. At any one time, multiple tax years are subject to audit by the various tax authorities. In evaluating the tax benefits associated with our various tax filing positions, we record a tax benefit for uncertain tax positions using the highest cumulative tax benefit that is more-likely-than-not to be realized. A number of years may elapse before a particular matter, for which we have established a liability, is audited and effectively settled. We adjust our liability for unrecognized tax benefits in the period in which we determine the issue is effectively settled with the tax authorities, the statute of limitations expires for the relevant taxing authority to examine the tax position or when more information becomes available. We include our liability for unrecognized tax benefits, including accrued penalties and interest, in accrued income taxes and other long-term liabilities on our consolidated balance sheets and in income tax expense in our consolidated statements of earnings.

We adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation ("FIN") No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, effective March 4, 2007. FIN No. 48 provides guidance regarding the recognition, measurement, presentation and disclosure in the financial statements of tax positions taken or expected to be taken on a tax return, including the decision whether to file or not to file in a particular jurisdiction. FASB Staff Position ("FSP") FIN No. 48-1, Definition of Settlement in FASB Interpretation No. 48, provides further guidance on how a company should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. We adopted the provisions of FSP FIN No. 48-1 beginning in the first quarter of fiscal 2008. See Note 10, Income Taxes, for further information.

Long-Term Liabilities

The major components of long-term liabilities at February 28, 2009, and March 1, 2008, included long-term rent-related liabilities, unrecognized tax benefits recorded pursuant to FIN No. 48, deferred tax liabilities, advances received under vendor alliance programs, deferred compensation plan liabilities and self-insurance reserves.

Foreign Currency

Foreign currency denominated assets and liabilities are translated into U.S. dollars using the exchange rates in effect at our consolidated balance sheet date. For operations reported on a two-month lag, we use the exchange rates in effect two months prior to our consolidated balance sheet date. Results of operations and cash flows are translated using the average exchange rates throughout the period. The effect of exchange rate fluctuations on translation of assets and liabilities is included as a component of shareholders' equity in accumulated other comprehensive income. Gains and losses from foreign currency transactions, which are included in selling, general and administrative expenses ("SG&A"), have not been significant.

Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximates fair value because of the short maturity of these instruments. See Note 6, Debt, for information related to the fair value of our long-term debt.

$ in millions, except per share amounts or as otherwise noted

Revenue Recognition

Our revenue arises primarily from sales of merchandise and services. We also record revenue from sales of service contracts and extended warranties, fees earned from private label and co-branded credit card agreements and amounts billed to customers for shipping and handling.

We recognize revenue when the sales price is fixed or determinable, collectibility is reasonably assured and the customer takes possession of the merchandise, or in the case of services, at the time the service is provided. Revenue is recognized for store sales when the customer receives and pays for the merchandise. For online sales, we estimate and defer revenue and the related product costs for shipments that are in-transit to the customer. Revenue is recognized at the time we estimate the customer receives the product. Customers typically receive goods within a few days of shipment. Such amounts were immaterial at February 28, 2009, and March 1, 2008.

Revenue from merchandise sales and services is reported net of estimated sales returns and excludes sales taxes. We estimate our sales returns reserve based on historical return rates. Our sales returns reserve was $94 and $101, at February 28, 2009, and March 1, 2008, respectively, and was recorded as a reduction of revenue.

We sell service contracts such as for phone or television service as well as extended warranties that typically have terms that range from three months to four years. In jurisdictions where we are deemed to be the obligor on the contract, service revenue is recognized in revenue ratably over the term of the service contract. In jurisdictions where we sell service contracts or extended warranties on behalf of an unrelated third party, where we are not deemed to be the obligor on the contract, commissions are recognized in revenue at the time of sale. Commissions from the sale of extended warranties represented 2.0%, 2.1% and 2.2% of revenue in fiscal 2009, 2008 and 2007, respectively.

For revenue transactions that involve multiple deliverables, we defer the revenue associated with any undelivered elements. The amount of revenue deferred in connection with the undelivered elements is determined using the relative fair value of each element, which is generally based on each element's relative retail price.

For additional information related to our credit card arrangements, see Credit Services and Financing, below.

For additional information regarding our customer loyalty programs, see Sales Incentives, below.

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

Gift card breakage income was as follows in fiscal 2009, 2008 and 2007:

	2009	2008	2007(1)

Gift card breakage income	$38	$34	$46

(1)
Due to the resolution of certain legal matters associated with gift card liabilities, we recognized $19 in fiscal 2007 that related to prior fiscal years.

Credit Services and Financing

In the U.S., we have private-label and co-branded credit card agreements with banks for the issuance of promotional financing and customer loyalty credit cards bearing the Best Buy brand. Under the agreements, the banks manage and directly extend credit to our customers. Cardholders who choose a private-label credit card can receive low- or zero-interest promotional financing on qualifying purchases.

$ in millions, except per share amounts or as otherwise noted

The banks are the sole owner of the accounts receivable generated under the programs and absorb losses associated with non-payment by the cardholders and fraudulent usage of the accounts. Accordingly, sales generated through our private-label and co-branded credit cards are not reflected in our receivables. We earn revenue from fees the banks pay to us based on the number of credit card accounts activated and card usage. In accordance with Emerging Issues Task Force ("EITF") No. 00-21, Revenue Arrangements with Multiple Deliverables, we defer revenue received from cardholder account activations and recognize revenue on a straight-line basis over the remaining term of the agreement. The banks may also reimburse us for certain costs such as tender costs and Reward Zone points associated with our programs. Financing fees paid by us to the banks based on charge volume, cardholder creditworthiness and the types of promotional financing offers are recognized as a reduction of revenue.

We also have similar agreements for the issuance of private-label and co-branded credit cards with banks for our businesses in Canada and China.

In addition to our private-label and co-branded credit cards, we also accept Visa®, MasterCard®, Discover®, JCB® and American Express® credit cards, as well as debit cards from all major networks.

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

First, we have customer loyalty programs where members earn points for each purchase completed at U.S., Canada and China Best Buy stores or through our related Web sites BestBuy.com, BestBuy.ca and BestBuy.com.cn. We account for our customer loyalty programs in accordance with EITF Issue No. 00-22, Accounting for "Points" and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future. The retail value of points earned by our loyalty program members is included in accrued liabilities and recorded as a reduction of revenue at the time the points are earned, based on the percentage of points that are projected to be redeemed. Prior to October 2006, we charged a loyalty program membership fee which was initially deferred and then recognized in revenue ratably over the membership period. Beginning in October 2006, we no longer charge a membership fee for our customer loyalty programs.

Second, under our co-branded credit card agreements with banks, we have a customer loyalty credit card bearing the Best Buy brand. Cardholders earn points for purchases made at Best Buy stores and Web sites in the U.S. and Canada, as well as purchases at other merchants. Points earned enable cardholders to receive certificates that may be redeemed on future purchases at Best Buy stores and Web sites in the U.S. and Canada. Certificates expire six months from the date of issuance. The retail value of points earned by our cardholders is included in accrued liabilities and recorded as a reduction of revenue at the time the points are earned, based on the percentage of points that are projected to be redeemed. We recognize revenue when: (i) a certificate is redeemed by the customer, (ii) a certificate expires or (iii) the likelihood of a certificate being redeemed by a customer is remote ("certificate breakage"). We determine our certificate breakage rate based upon historical redemption patterns.

$ in millions, except per share amounts or as otherwise noted

Cost of Goods Sold and Selling, General and Administrative Expenses

The following table illustrates the primary costs classified in each major expense category:

Cost of Goods Sold
•	Total cost of products sold including:
	—	Freight expenses associated with moving merchandise inventories from our vendors to our distribution centers;
	—	Vendor allowances that are not a reimbursement of specific, incremental and identifiable costs to promote a vendor's products; and
	—	Cash discounts on payments to merchandise vendors;
•	Cost of services provided including:
	—	Payroll and benefits costs for services employees; and
	—	Cost of replacement parts and related freight expenses;
•	Physical inventory losses;
•	Markdowns;
•	Customer shipping and handling expenses;
•	Costs associated with operating our distribution network, including payroll and benefit costs, occupancy costs, and depreciation; and
•	Freight expenses associated with moving merchandise inventories from our distribution centers to our retail stores.

SG&A
•	Payroll and benefit costs for retail and corporate employees;
•	Occupancy costs of retail, services and corporate facilities;
•	Depreciation related to retail, services and corporate assets;
•	Advertising;
•	Vendor allowances that are a reimbursement of specific, incremental and identifiable costs to promote a vendor's products;
•	Tender costs, including bank charges and costs associated with credit and debit card interchange fees
•	Charitable contributions;
•	Outside service fees;
•	Long-lived asset impairment charges; and
•	Other administrative costs, such as supplies, and travel and lodging.

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

Vendor allowances included in SG&A for reimbursement of specific, incremental and identifiable costs to promote and sell a vendor's products were $161, $178 and $158 in fiscal 2009, 2008 and 2007, respectively.

Advertising Costs

Advertising costs, which are included in SG&A, are expensed the first time the advertisement runs. Advertising costs consist primarily of print and television advertisements as well as promotional events. Net advertising expenses were $765, $684 and $692 in fiscal 2009, 2008 and 2007, respectively. Allowances received from vendors for advertising of $117, $156 and $140, in fiscal 2009, 2008 and 2007, respectively, were classified as reductions of advertising expenses.

Pre-Opening Costs

Non-capital expenditures associated with opening new stores are expensed as incurred.

Stock-Based Compensation

We apply the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payment ("123(R)") as it relates to our stock-based compensation, which requires us to recognize expense for the fair value of our stock-based compensation awards. We elected the modified prospective transition method as permitted by

$ in millions, except per share amounts or as otherwise noted

SFAS No. 123(R). Under this transition method, stock-based compensation expense in fiscal 2009, 2008 and 2007 included: (i) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of February 26, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation; and (ii) compensation expense for all stock-based compensation awards granted subsequent to February 26, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). We recognize compensation expense on a straight-line basis over the requisite service period of the award (or to an employee's eligible retirement date, if earlier). In accordance with the modified prospective transition method of SFAS No. 123(R), financial results for prior periods have not been restated.

New Accounting Standards

In May 2008, the FASB issued FSP Accounting Principles Board ("APB") 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants. Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We do not believe our adoption of FSP APB 14-1 beginning in the first quarter of fiscal 2010 will have an impact on our consolidated financial position or results of operations.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for non-governmental entities. We adopted SFAS No. 162 on its effective date, November 15, 2008, and it did not have a material impact on the preparation of our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133. SFAS No. 161 is intended to improve financial reporting standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand the effect these instruments and activities have on an entity's financial position, financial performance and cash flows. Entities are required to provide enhanced disclosures about: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We adopted SFAS No. 161 on November 30, 2008, which did not have an impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(revised 2007), Business Combinations ("141R"). SFAS No. 141R significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, preacquisition contingencies, transaction costs, in-process research and development and restructuring costs. In addition, under SFAS No. 141R, changes in an acquired entity's deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008. We adopted SFAS No. 141R on March 1, 2009, which changed our accounting treatment for business combinations on a prospective basis.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. SFAS No. 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of shareholders' equity. This new consolidation method significantly changes the accounting for transactions with minority

$ in millions, except per share amounts or as otherwise noted

interest holders. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. We adopted SFAS No. 160 on March 1, 2009. The adoption of SFAS No. 160 did not have a material impact on our consolidated financial statements other than the reporting change for minority interests reported on our consolidated balance sheets, which required us to retroactively reclassify minority interests as a component of shareholders' equity. At February 28, 2009 and March 1, 2008, our balance sheet included minority interests of $513 and $40, respectively.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurements, and requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. The Statement applies under other accounting pronouncements that require or permit fair value measurements. In February 2008, the FASB issued FSPs No. 157-1 and No. 157-2, which, respectively, removed leasing transactions from the scope of SFAS No. 157 and deferred for one year the effective date for SFAS No. 157 as it applies to certain nonfinancial assets and liabilities. On March 2, 2008, we adopted, on a prospective basis, the SFAS No. 157 definition of fair value and became subject to the new disclosure requirements (excluding FSP 157-2) with respect to our fair value measurements of (a) nonfinancial assets and liabilities that are recognized or disclosed at fair value in our financial statements on a recurring basis (at least annually) and (b) all financial assets and liabilities. Our adoption did not impact our consolidated financial position or results of operations. The additional disclosures required by SFAS No. 157 are included in Note 4, Fair Value Measurements.

The deferral provided by FSP No. 157-2 applies to such items as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) and nonfinancial long-lived asset groups measured at fair value for an impairment assessment and on March 1, 2009, we adopted the provisions of SFAS No. 157 as it related to these nonfinancial assets and liabilities. The adoption did not impact our consolidated financial position or results of operations.

In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, which amended SFAS No. 157 to illustrate key considerations in determining the fair value of a financial asset in an inactive market. FSP 157-3 was effective for us in our fiscal third quarter of 2009. Its additional guidance was incorporated into the measurements of fair value of applicable financial assets disclosed in Note 4, Fair Value Measurements, and did not have a material impact to us.

2.    Acquisitions

Five Star

We acquired a 75% interest in Jiangsu Five Star Appliance Co., Ltd. ("Five Star") in June 2006, for $184, which included a working capital injection of $122. At the time of the acquisition, we also entered into an agreement with Five Star's minority shareholders to acquire the remaining 25% interest in Five Star within four years, subject to Chinese government approval.

On February 6, 2009, we were granted a business license to acquire the remaining 25% interest in Five Star and our subsequent acquisition converted Five Star into a wholly-owned foreign enterprise that is now 100% owned by us. The $190 purchase price for the remaining 25% interest was primarily based on a previously agreed-upon pricing formula, consisting of a base purchase price and an earn-out for the remaining Five Star shareholders. The amount paid in excess of the fair value of the net assets acquired, as agreed to at the time of the initial purchase,

$ in millions, except per share amounts or as otherwise noted

furthers our international growth plans and accelerates the integration of Best Buy and Five Star in China.

The acquisition of the remaining 25% interest in Five Star for $190 was accounted for using the purchase method in accordance with SFAS No. 141, Business Combinations. We recorded the net assets acquired at their estimated fair values. Five Star's operating results, which will continue to be reported on a two-month lag, will be included from the date of acquisition as part of our International segment. The purchase price allocation is preliminary and will be finalized no later than the fourth quarter of fiscal 2010. None of the goodwill is deductible for tax purposes.

The preliminary purchase price allocation was as follows:

Net assets of minority interests	$48
Tradename	8
Goodwill	136

Total assets	192

Long-term liabilities	(2)

Purchase price allocated to assets and liabilities acquired	$190

The minority owners' proportionate share of our net earnings was $9, $3 and $1 in fiscal 2009, 2008 and 2007, respectively.

Napster

On October 25, 2008, we acquired Napster, Inc. ("Napster") for $121 (or $100 net of cash acquired), pursuant to a cash tender offer whereby all issued and outstanding shares of Napster common stock, and all stock purchase rights associated with such shares, were acquired by us at a price of $2.65 per share. Of the $121 purchase price, $4 represented our previous ownership interest in Napster common shares. The effective acquisition date for accounting purposes was the close of business on October 31, 2008, the end of Napster's fiscal October.

We entered into this transaction as we believe Napster has one of the most comprehensive and easy-to-use digital music offerings in the industry. The amount we paid in excess of the fair value of the net assets acquired was to obtain Napster's capabilities and digital subscriber base to reach new customers with an enhanced experience for exploring and selecting music and other digital entertainment products over an increasing array of devices, such as bundling the sale of hardware with digital services. We believe the combined capabilities of our two companies will allow us to build stronger relationships with customers and expand the number of subscribers.

We have consolidated Napster in our financial results as part of our Domestic segment from the date of acquisition. We accounted for the acquisition pursuant to SFAS No. 141, Business Combinations, using the purchase method. Accordingly, we recorded the net assets acquired at their estimated fair values and allocated the purchase price on a preliminary basis using information then available. The allocation of the purchase price to the acquired assets and liabilities will be finalized no later than the third quarter of fiscal 2010, as we obtain more information regarding asset valuations, liabilities assumed and revisions of preliminary estimates of fair values made at the date of acquisition. None of the goodwill is deductible for tax purposes.

The preliminary purchase price allocation was as follows:

Cash and cash equivalents	$21
Short-term investments	28
Receivables	3
Other current assets	2
Property and equipment	10
Goodwill	32
Tradenames	13
Customer relationships	3
Equity and other investments	3
Other assets (deferred tax assets)	47

Total assets	162

Accounts payable	(3)
Other current liabilities	(38)

Total liabilities	(41)

Purchase price allocated to assets and liabilities acquired	$121

Best Buy Europe

On May 7, 2008, we entered into a Sale and Purchase Agreement with The Carphone Warehouse Group PLC ("CPW"). Prior to the closing of the transaction, CPW was Europe's largest independent mobile phone retailer. All conditions to closing were satisfied, and the transaction was consummated on June 30, 2008. The effective acquisition date for accounting purposes was the close of business on June 28, 2008, the end of CPW's fiscal first

$ in millions, except per share amounts or as otherwise noted

quarter. Pursuant to the transaction, CPW contributed certain assets and liabilities into a newly-formed company registered in England and Wales, Best Buy Europe Distributions Limited, formerly Best Buy International Limited ("Best Buy Europe"), in exchange for all of the ordinary shares of Best Buy Europe, and our wholly-owned subsidiary, Best Buy Distributions Limited, purchased 50% of such ordinary shares of Best Buy Europe from CPW for an aggregate purchase price of $2,167. In addition to the purchase price paid to CPW, we incurred $29 of transactions costs for an aggregate purchase price of $2,196. We funded the payment of the purchase price and related transactions costs with cash-on-hand, through additional borrowings available under our credit facilities and with proceeds from a $500 note offering sold on June 24, 2008, in a private placement.

The assets and liabilities contributed to Best Buy Europe by CPW included CPW's retail and distribution business, consisting of retail stores and online offerings; mobile airtime reselling operations; device insurance operations; fixed line telecommunications businesses in Spain and Switzerland; facilities management business, under which it bills and manages the customers of network operators in the U.K.; dealer business, under which it acts as a wholesale distributor of handsets and airtime vouchers; and economic interests in existing commercial arrangements with us (Best Buy Mobile in the U.S. and the Geek Squad joint venture in the U.K. and Spain).

The amount we paid in excess of the fair value of the net assets acquired was primarily for (i) the expected future cash flows derived from the existing business and infrastructure contributed to Best Buy Europe by CPW, which included over 2,400 retail stores, (ii) immediate access to the European market with a management team that is experienced in both retailing and wireless service technologies in this marketplace, and (iii) the expected synergies our management believes this new venture will generate, which include benefits from joint purchasing, sourcing and merchandising. In addition, Best Buy and CPW plan to introduce new product and service offerings in its retail stores and, beginning in fiscal 2011, launch large-format Best Buy-branded stores and Web sites in the European market.

We have consolidated Best Buy Europe in our financial results as part of our International segment from the date of acquisition. We consolidate the financial results of Best Buy Europe on a two-month lag to align with CPW's quarterly reporting periods. We intend to disclose any significant intervening events related to Best Buy Europe that occur in our fiscal quarters and materially affect our consolidated financial statements.

We accounted for the acquisition pursuant to SFAS No. 141, Business Combinations, using the purchase method. Accordingly, we recorded the net assets acquired at their estimated fair values and allocated the purchase price on a preliminary basis using information then available. The allocation of the purchase price to the acquired assets and liabilities will be finalized no later than the second quarter of fiscal 2010, as we obtain more information regarding asset valuations, liabilities assumed and revisions of preliminary estimates of fair values made at the date of purchase. None of the goodwill is deductible for tax purposes.

The preliminary purchase price allocation was as follows:

Cash and cash equivalents	$124
Restricted cash	112
Receivables	1,186
Merchandise inventories	534
Other current assets	110
Property and equipment	500
Goodwill	1,505
Tradenames	107
Customer relationships	484
Other assets	182

Total assets	4,844

Accounts payable	(805)
Other current liabilities	(701)
Short-term debt	(299)
Long-term liabilities	(177)

Total liabilities	(1,982)

Minority interest(1)	(666)

Purchase price allocated to assets and liabilities acquired	$2,196

(1)
We acquired a 50% interest in the net assets of Best Buy Europe and are consolidating the financial results of Best Buy Europe as part of our International segment from the date of acquisition. We recorded the fair value adjustments only in respect of the 50% of net assets acquired, with the remaining 50% of the net assets of Best Buy Europe being consolidated and recorded at their historical cost basis. This also resulted in an initial $666 minority interest being reflected in our condensed consolidated balance sheet in respect of the 50% owned by CPW.

$ in millions, except per share amounts or as otherwise noted

The valuation of the identifiable intangible assets acquired was based on management's estimates, then available information and reasonable and supportable assumptions. The allocation was generally based on the fair value of these assets using income and market approaches. The amortizable intangible assets are being amortized using a straight-line method over their respective estimated useful lives. The following table summarizes the identified intangible asset categories and their respective weighted-average amortization periods:

	Weighted Average Amortization Period (in years)	Fair Value

Customer relationships	6.8	$484
Tradenames	4.2	107

Total	6.4	$591

We recorded an estimate for costs to terminate certain activities associated with Best Buy Europe operations in accordance with Emerging Issues Task Force Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. A restructuring accrual of $20 has been recorded and reflects the accrued restructuring costs incurred at the date of acquisition, primarily for store closure costs and agreement termination fees, which are expected to be utilized primarily in fiscal 2010. The restructuring accrual was not utilized in fiscal 2009.

Our interest in Best Buy Europe is separate from our investment in the common stock of CPW, as discussed in Note 3, Investments.

Pro Forma Financial Results

Our pro forma condensed consolidated financial results of operations are presented in the following table as if the acquisitions described above had been completed at the beginning of each period presented:

Fiscal Year	2009	2008

Pro forma revenue	$48,021	$46,308
Pro forma net earnings	998	1,325
Pro forma earnings per common share
Basic	$2.42	$3.01
Diluted	2.38	2.95
Weighted-average common shares outstanding
Basic	412.5	439.9
Diluted	422.9	452.9

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

$ in millions, except per share amounts or as otherwise noted

3.    Investments

Investments were comprised of the following:

	February 28, 2009	March 1, 2008

Short-term investments
Money market fund	$8	$—
Debt securities	—	64
Other investments	3	—

Total short-term investments	$11	$64

Equity and other investments
Debt securities	$314	$417
Marketable equity securities	41	172
Other investments	40	16

Total equity and other investments	$395	$605

Money Market Fund

We have $9 par value invested in one money market fund, The Reserve International Liquidity Fund, Ltd. ("RILF"). On September 15, 2008, we issued a redemption request for the entire $25 then-outstanding and received $16 in January 2009. At February 28, 2009, the RILF has not yet honored our redemption request in full and, accordingly, we have presented the $8 fair value ($9 par value net of a $1 realized loss on investment) within short-term investments on our consolidated balance sheet.

Debt Securities

The following table presents the fair values, related weighted-average interest rates (taxable equivalent), maturities and major security types for our investments in debt securities:

	February 28, 2009		March 1, 2008
	Fair Value	Weighted- Average Interest Rate	Fair Value	Weighted- Average Interest Rate

Short-term investments	$—	N/A	$64	4.94%
Long-term investments	314	2.04%	417	7.60%

Total	$314		$481

Auction-rate securities(1)	$314		$417
Commercial paper	—		64

Total	$314		$481

(1)
The par value of our auction-rate securities was $329 and $417 at February 28, 2009, and March 1, 2008, respectively.

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

Short-term and long-term investments are comprised of auction-rate securities ("ARS") and commercial paper. We classify investments in ARS and other investments in debt securities as available-for-sale and carry them at fair value. ARS were intended to behave like short-term debt instruments because their interest rates reset periodically through an auction process, most commonly at intervals of 7, 28 and 35 days. The same auction process has historically provided a means by which we may rollover the investment or sell these securities at par in order to provide us with liquidity as needed.

$ in millions, except per share amounts or as otherwise noted

Our ARS portfolio consisted of the following:

Description	Nature of collateral or guarantee	February 28, 2009	March 1, 2008

Student loan bonds	Student loans guaranteed 95% to 100% by the U.S. government	$276	$297
Municipal revenue bonds	94% insured by AAA/Aaa-rated bond insurers at February 28, 2009	24	97
Auction preferred securities	Underlying investments of closed-end funds	14	23

Total fair value		$314	$417

At February 28, 2009, our ARS portfolio was 84% AAA/Aaa-rated and 16% was below AAA/Aaa-rated.

In mid-February 2008, auctions began to fail due to insufficient buyers, as the amount of securities submitted for sale in auctions exceeded the aggregate amount of the bids. For each failed auction, the interest rate on the security moves to a maximum rate specified for each security, and generally resets at a level higher than specified short-term interest rate benchmarks. We sold $89 in ARS at par during fiscal 2009. However, at February 28, 2009, our entire remaining ARS portfolio, consisting of 53 investments in ARS, was subject to failed auctions. Subsequent to February 28, 2009, and through April 27, 2009, we sold none of our ARS. To date, we have collected all interest due on our ARS and expect to continue to do so in the future.

As a result of the persistent failed auctions, and the uncertainty of when these investments could be liquidated at par, we have classified all of our investments in ARS as non-current assets within equity and other investments in our consolidated balance sheet at February 28, 2009. The investment principal associated with failed auctions will not be accessible until successful auctions occur, a buyer is found outside of the auction process, the issuers establish a different form of financing to replace these securities, or final payments come due according to the contractual maturities of the debt issues, which range from eight to 40 years. We believe that issuers and financial markets are exploring alternatives that may improve liquidity, although it is not yet clear when or if such efforts will be successful. We intend to hold our ARS until we can recover the full principal amount through one of the means described above, and have the ability to do so based on our other sources of liquidity.

Of our ARS portfolio, $89 was marketed and sold by UBS AG and its affiliates (collectively, "UBS"). In October 2008, we accepted a settlement with UBS pursuant to which UBS issued to us Series C-2 Auction Rate Securities Rights ("ARS Rights"). The ARS Rights provide us the right to receive the par value of our UBS-brokered ARS plus accrued but unpaid interest. The settlement provides that we may require UBS to purchase our UBS-brokered ARS at par value at any time between June 30, 2010, and July 2, 2012. The ARS Rights are not transferable, tradable or marginable, and will not be listed or quoted on any securities exchange or any electronic communications network.

As part of the settlement, UBS Bank USA or an affiliate (collectively, "UBS Bank") agreed to establish a revolving credit line in an amount up to 100% of the par value of the UBS-brokered ARS that we pledge as collateral, subject to us entering into a credit agreement with UBS Bank (see Note 6, Debt).

We evaluated our entire ARS portfolio of $329 (par value) for temporary or other-than-temporary impairment at February 28, 2009, based primarily on the methodology described in Note 4, Fair Value Measurements. As a result of this review, we determined that the fair value of our ARS portfolio at February 28, 2009, was $314. Accordingly, we recognized a $15 unrealized loss in accumulated other comprehensive income. This unrealized loss reflects a temporary impairment on all of our investments in ARS, except for our investments in ARS with UBS, for which we have determined that fair value approximates par value. The estimated fair values of our ARS portfolio could change significantly based on future market conditions. We will continue to assess the fair value of our ARS for substantive changes in relevant market conditions, changes in our financial condition or other changes that may alter our estimates described above. We may be required to record an additional unrealized holding loss or an impairment charge to earnings if we determine that our

$ in millions, except per share amounts or as otherwise noted

investment portfolio has incurred a further decline in fair value that is temporary or other-than-temporary, respectively.

We had $(10) and $0 in unrealized gain (loss), net of tax, recorded in accumulated other comprehensive income at February 28, 2009, and March 1, 2008, respectively, related to our investments in debt securities.

Marketable Equity Securities

We invest in marketable equity securities and classify them as available-for-sale. Investments in marketable equity securities are included in equity and other investments in our consolidated balance sheets, and are reported at fair value based on quoted market prices.

Our investments in marketable equity securities were as follows:

	February 28, 2009	March 1, 2008

Common stock of CPW	$40	$160
Other	1	12

Total	$41	$172

We review all investments for other-than-temporary impairment at least quarterly or as indicators of impairment exist. Indicators of impairment include the duration and severity of the decline in fair value as well as the intent and ability to hold the investment to allow for a recovery in the market value of the investment. In addition, we consider qualitative factors that include, but are not limited to: (i) the financial condition and business plans of the investee including its future earnings potential, (ii) the investee's credit rating, and (iii) the current and expected market and industry conditions in which the investee operates. If a decline in the fair value of an investment is deemed by management to be other-than-temporary, we write down the cost basis of the investment to fair value, and the amount of the write-down is included in net earnings. Such a determination is dependent on the facts and circumstances relating to each investment.

During the second quarter of fiscal 2008, we purchased in the open market 26.1 million shares of CPW common stock for $183, representing nearly 3% of CPW's then outstanding shares. In accordance with the policy and process discussed above, we reviewed our investment in CPW and determined, based on specific facts and circumstances, that it had incurred an other-than-temporary impairment at November 29, 2008. Accordingly, at November 29, 2008, we recorded a $111 impairment charge on our investment in CPW common stock, which is reflected within investment impairment in our consolidated statement of earnings, to reflect the market price of £1.175 per share for CPW's stock at November 29, 2008. Subsequent to November 29, 2008, the market price of CPW stock declined to £1.063 per share at February 28, 2009. As a result, at February 28, 2009, we recorded a $5 temporary impairment in accumulated other comprehensive income related to this investment. The remaining $27 change in the carrying value of this investment from the original $183 cost basis was recognized as cumulative translation adjustment as our investment in CPW common stock was made by one of our Canadian subsidiaries.

All unrealized holding gains or losses related to our investments in marketable equity securities are reflected net of tax in accumulated other comprehensive income in shareholders' equity. Net unrealized gain (loss), net of tax, included in accumulated other comprehensive income was $(4) and $(25) at February 28, 2009, and March 1, 2008, respectively.

Other Investments

The aggregate carrying values of investments accounted for using either the cost method or the equity method, at February 28, 2009, and March 1, 2008, were $43 and $16, respectively.

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

$ in millions, except per share amounts or as otherwise noted

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

Level 3 — Unobservable inputs that cannot be corroborated by observable market data and reflect the use of significant management judgment. These values are generally determined using pricing models for which the assumptions utilize management's estimates of market participant assumptions.

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The fair value hierarchy requires the use of observable market data when available. In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following table sets forth by level within the fair value hierarchy, our financial assets and liabilities that were accounted for at fair value on a recurring basis at February 28, 2009, according to the valuation techniques we used to determine their fair values.

		Fair Value Measurements Using Inputs Considered as
	Fair Value at February 28, 2009
		Level 1	Level 2	Level 3

Assets
Short-term investments
Money market fund	$8	$—	$8	$—
Other current assets (restricted assets)
U.S. Treasury bills	125	125	—	—
Equity and other investments
Auction rate securities	314	—	—	314
Marketable equity securities	41	41	—	—
Other assets
Assets that fund deferred compensation	64	64	—	—
Liabilities
Long-term liabilities
Deferred compensation	55	55	—	—

$ in millions, except per share amounts or as otherwise noted

The following tables provide a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3).

	Debt securities — Auction-rate securities only
	Student loan bonds	Municipal revenue bonds	Auction preferred securities	Total

Balances at March 1, 2008	$297	$97	$23	$417
Realized gain (loss) included in earnings	—	—	—	—
Unrealized gain (loss) included in other comprehensive income	(12)	(2)	(1)	(15)
Purchases, sales and settlements, net	(7)	(71)	(8)	(86)
Interest accrued (received), net	(2)	—	—	(2)
Transfers in and/or (out) of Level 3	—	—	—	—

Balances at February 28, 2009	$276	$24	$14	$314

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Money Market Fund.    The fair value of our money market fund investment was classified as Level 2. As described in Note 3, Investments, the fund is not trading on a regular basis, and we have been unable to obtain pricing information on an ongoing basis.

U.S. Treasury Bills.    The fair value of our U.S. Treasury notes was classified as Level 1 as they trade with sufficient frequency and volume to enable us to obtain pricing information on an ongoing basis.

Auction-Rate Securities.    Our investments in auction-rate securities were classified as Level 3 as quoted prices were unavailable due to events described in Note 3, Investments. Due to limited market information, we utilized a discounted cash flow ("DCF") model to derive an estimate of fair value at February 28, 2009. The assumptions used in preparing the DCF model included estimates with respect to the amount and timing of future interest and principal payments, forward projections of the interest rate benchmarks, the probability of full repayment of the principal considering the credit quality and guarantees in place, and the rate of return required by investors to own such securities given the current liquidity risk associated with auction-rate securities.

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

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

In fiscal 2009, we had no significant measurements of assets or liabilities at fair value (as defined in SFAS No. 157) on a nonrecurring basis subsequent to their initial recognition except as discussed in Note 1, Summary of Significant Accounting Policies, as it relates to our goodwill and tradename impairment and in Note 5, Restructuring Charges, as it relates to property and equipment write-downs.

The effective date of SFAS No. 157 was deferred under FSP No. 157-2. SFAS No. 157 relates to nonfinancial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis. This deferral applies to such items as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) or nonfinancial long-lived asset groups measured at fair value for an impairment assessment. In fiscal 2009, the measurements of fair value affected by the deferral under FSP No. 157-2 related to

$ in millions, except per share amounts or as otherwise noted

nonfinancial assets and liabilities recognized as a result of the acquisitions discussed in Note 2, Acquisitions and the charges discussed above.

5.    Restructuring Charges

In the fourth quarter of fiscal 2009, we implemented a restructuring plan for our domestic and international businesses to support our fiscal 2010 strategy and long-term growth plans. We believe these changes will provide an operating structure that will support a more effective and efficient use of our resources and provide a platform from which key strategic initiatives can progress despite changing economic conditions. All charges related to this plan were presented as restructuring charges in our consolidated statement of earnings.

In the fourth quarter of fiscal 2009, we recorded a liability of $78 related to the restructuring plan. Approximately $72 of the liability impacted our Domestic segment, primarily for employee termination benefits offered pursuant to voluntary and involuntary separation plans at our corporate headquarters and certain other locations, as well as costs related to the closure of our Magnolia Audio Video corporate office and distribution facilities. Approximately $6 of the liability impacted our International segment, primarily for employee termination benefits in Canada.

We expect further restructuring activities to impact both our Domestic and International segments. In early April 2009, we notified our U.S. Best Buy store employees of our intention to update our store operating model, including eliminating certain positions, and on April 27, 2009, we notified impacted store employees of their option to accept a separation package or a sales associate position at a lower rate of pay. We cannot reasonably estimate the amount of restructuring charges we will incur for termination benefits, but we expect to incur the charges in the first quarter of fiscal 2010. In addition, we expect to incur approximately $27 before income taxes and minority interest in the first quarter of fiscal 2010 related to employee termination benefits and business reorganization costs at Best Buy Europe within our International segment.

We expect to be substantially complete with these restructuring activities in fiscal 2010. We will continue to evaluate our operating structure and cannot project whether any further restructuring charges will be necessary.

The composition of our restructuring charges in fiscal 2009 was as follows:

Termination benefits	$75
Facility closure costs	1
Property and equipment write-downs	2

$78

The following table summarizes our restructuring activity in fiscal 2009 related to termination benefits and facility closure costs:

	Termination Benefits	Facility Closure Costs	Total

Balance at March 1, 2008	$—	$—	$—
Charges	75	1	76
Cash payments	(2)	—	(2)

Balance at February 28, 2009	$73	$1	$74

$ in millions, except per share amounts or as otherwise noted

6.    Debt

Short-Term Debt

Short-term debt consisted of the following:

	February 28, 2009		March 1, 2008
	Principal Balance	Interest Rate	Principal Balance	Interest Rate

JPMorgan credit facility	$162	0.7% to 1.5%	$120	3.6%
ARS revolving credit line	—	—	—
Europe revolving credit facility	584	1.2% to 3.9%	—
Canada revolving demand facility	2	4.0%	—
China revolving demand facilities	35	4.6% to 5.0%	36	6.5% to 8.0%

Total short-term debt	$783		$156

Fiscal Year	2009	2008

Maximum month-end outstanding during the year	$2,712	$1,955
Average amount outstanding during the year	$1,167	$655
Weighted-average interest rate	3.2%	4.5%

JPMorgan Credit Facility

In September 2007, we entered into a $2,500 five-year unsecured revolving credit agreement ("Credit Agreement"), as amended, with JPMorgan Chase Bank, N.A. ("JPMorgan"), as administrative agent, and a syndication of banks (collectively, "Lenders"). The Credit Agreement permits borrowings up to $2,500, which may be increased up to $3,000 at our option upon the consent of JPMorgan and each of the Lenders providing an incremental credit commitment. The Credit Agreement includes a $300 letter of credit sub-limit and a $200 foreign currency sub-limit. The Credit Agreement expires in September 2012.

Interest rates under the Credit Agreement are variable and are determined at our option at: (i) the greater of the federal funds rate plus 0.5% or JPMorgan's prime rate, or (ii) the London Interbank Offered Rate ("LIBOR") plus an applicable LIBOR margin. A facility fee is assessed on the commitment amount. Both the LIBOR margin and the facility fee are based upon our then current senior unsecured debt rating. The LIBOR margin ranges from 0.32% to 0.60%, and the facility fee ranges from 0.08% to 0.15%.

The Credit Agreement is guaranteed by certain of our subsidiaries and contains customary affirmative and negative covenants. Among other things, these covenants restrict or prohibit our ability to incur certain types or amounts of indebtedness, incur liens on certain assets, make material changes to our corporate structure or the nature of our business, dispose of material assets, allow non-material subsidiaries to make guarantees, engage in a change in control transaction, or engage in certain transactions with our affiliates. The Credit Agreement also contains covenants that require us to maintain a maximum quarterly cash flow leverage ratio and a minimum quarterly interest coverage ratio. We were in compliance with all such covenants at February 28, 2009.

On September 15, 2008, Lehman Brothers Holdings Inc. ("Lehman") filed a petition under Chapter 11 of the U.S. Bankruptcy Code. A subsidiary of Lehman, Lehman Commercial Paper Inc. ("Lehman CPI"), is one of the lenders under the Credit Agreement and represents a commitment of $180. Since September 2008, Lehman CPI has declined requests for funding under our Credit Agreement and no other lender has assumed Lehman CPI's obligation to fund. As a result, our borrowing base of $2,500 has been effectively reduced by $180.

At February 28, 2009, $162 was outstanding and $2,095 was available under the Credit Agreement, which excludes Lehman CPI's $180 commitment. Amounts outstanding under letters of credit may reduce amounts available under the Credit Agreement.

$ in millions, except per share amounts or as otherwise noted

ARS Revolving Credit Line

As described in Note 3, Investments, we entered into an agreement with UBS Bank ("UBS Credit Agreement") for a $89 revolving credit line that is secured by the $89 par value of our UBS-brokered ARS. Interest rates under the UBS Credit Agreement are variable based on the weighted-average rate of interest we earn on our UBS-brokered ARS. The UBS Credit Agreement will terminate at the time UBS buys back our UBS-brokered ARS pursuant to the settlement agreement described in Note 3, Investments, which will be no later than July 2, 2012. If we sell any of the UBS-brokered ARS at par during the term of the UBS Credit Agreement, the amount available to us will be reduced accordingly.

Europe Revolving Credit Facility

We have a $699 (or £475 million) revolving credit facility available to Best Buy Europe with CPW as the lender, of which $115 (or £78 million) was available for borrowing at February 28, 2009. Best Buy Co., Inc. is named as the guarantor in the credit agreement for the facility, up to 50% of the amount outstanding. The facility terminates in March 2013. Borrowings bear interest at LIBOR plus 0.75%. The credit agreement contains one financial covenant, requiring Best Buy Europe to maintain a minimum net debt to EBITDA ratio computed semi-annually beginning March 31, 2009.

Canada Revolving Demand Facility

We have a $39 revolving demand facility available to our Canada operations, of which $37 was available for borrowing at February 28, 2009. There is no set expiration date for the facility. All borrowings under the facility are made available at the sole discretion of the lender and are payable on demand. Borrowings under the facility bear interest at rates specified in the credit agreement for the facility. Borrowings are secured by a guarantee of Best Buy Co., Inc.

China Revolving Demand Facilities

We have $141 in revolving demand facilities available to our China operations, of which $106 was available to us at February 28, 2009. The facilities are renewed annually with the respective banks. All borrowings under these facilities bear interest at rates specified in the credit agreements, are made available at the sole discretion of the respective lenders and are payable on demand. Certain borrowings are secured by a guarantee of Best Buy Co., Inc.

Long-Term Debt

Long-term debt consisted of the following:

	February 28, 2009	March 1, 2008

6.75% notes	$500	$—
Convertible debentures	402	402
Financing lease obligations, due 2010 to 2024, interest rates ranging from 3.0% to 8.1%	200	197
Capital lease obligations, due 2010 to 2035, interest rates ranging from 3.6% to 6.9%	65	51
Other debt, due 2010 to 2022, interest rates ranging from 2.6% to 8.8%	13	10

Total long-term debt	1,180	660
Less: current portion	(54)	(33)

Total long-term debt, less current portion	$1,126	$627

6.75% Notes

On June 24, 2008, we sold $500 principal amount of notes due July 15, 2013 ("Notes"). The Notes bear interest at a fixed rate of 6.75% per year, payable semi-annually on January 15 and July 15 of each year, beginning on January 15, 2009. The interest payable on the Notes is subject to adjustment if either Moody's Investor Services or Standard & Poor's Ratings Services downgrades to below investment grade the rating assigned to the Notes. Net proceeds from the sale of the Notes were $496, after an initial issuance discount of approximately $1 and other transaction costs.

$ in millions, except per share amounts or as otherwise noted

We may redeem some or all of the Notes at any time, at a price equal to 100% of the principal amount of the Notes redeemed plus accrued and unpaid interest to the redemption date and an applicable make-whole amount as described in the indenture relating to the Notes.

In October 2008, we filed a registration statement under the Securities Act of 1933, as amended, to permit either the exchange of the Notes for registered notes having terms substantially identical to the Notes (except that the registered notes would not be subject to additional interest provisions or restrictions on ownership or transfer) or, in the alternative, the registered resale of the Notes. The registration statement was declared effective on December 15, 2008.

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

The debentures become convertible into shares of our common stock at a conversion rate of 21.7391 shares per $0.001 principal amount of debentures, equivalent to an initial conversion price of $46.00 per share, if the closing price of our common stock exceeds a specified price for 20 consecutive trading days in a 30-trading day period preceding the date of conversion, if our credit rating falls below specified levels, if the debentures are called for redemption or if certain specified corporate transactions occur. During a portion of fiscal 2007, our closing stock price exceeded the specified stock price for more than 20 trading days in a 30-day trading period. Therefore, debenture holders had the option to convert their debentures into shares of our common stock. However, no debentures were so converted. Due to changes in the price of our common stock, the debentures were no longer convertible at March 3, 2007, and have not been convertible at the holders' option through April 27, 2009.

The debentures have an interest rate of 2.25% per annum. The interest rate may be reset, but not below 2.25% or above 3.25%, on July 15, 2011, and July 15, 2016. One of our subsidiaries has guaranteed the convertible debentures.

Other

The fair value of debt approximated $1,904 and $853 at February 28, 2009, and March 1, 2008, respectively, based on the ask prices quoted from external sources, compared with carrying values of $1,963 and $816, respectively.

At February 28, 2009, the future maturities of long-term debt, including capitalized leases, consisted of the following:

Fiscal Year
2010	$54
2011	37
2012(1)	431
2013	25
2014	524
Thereafter	109

Total long-term debt	$1,180

(1)
Holders of our convertible debentures may require us to purchase all or a portion of their debentures on January 15, 2012. The table above assumes that all holders of our debentures exercise their redemption options.

$ in millions, except per share amounts or as otherwise noted

7.    Shareholders' Equity

Stock Compensation Plans

Our 2004 Omnibus Stock and Incentive Plan, as amended ("Omnibus Plan"), authorizes us to grant or issue non-qualified stock options, incentive stock options, share awards and other equity awards up to a total of 38 million shares. We have not granted incentive stock options under the Omnibus Plan. Under the terms of the Omnibus Plan, awards may be granted to our employees, officers, advisors, consultants and directors. Awards issued under the Omnibus Plan vest as determined by the Compensation and Human Resources Committee of our Board of Directors ("Board") at the time of grant. At February 28, 2009, a total of 4.1 million shares were available for future grants under the Omnibus Plan.

Upon adoption and approval of the Omnibus Plan, all of our previous equity incentive compensation plans were terminated. However, existing awards under those plans will continue to vest in accordance with the original vesting schedule and will expire at the end of their original term.

Our outstanding stock options have a 10-year term. Outstanding stock options issued to employees generally vest over a four-year period, and outstanding stock options issued to directors vest immediately upon grant. Share awards vest based either upon attainment of established goals or upon continued employment ("time-based"). Outstanding share awards that are not time-based vest at the end of a three-year incentive period based either upon our total shareholder return ("TSR") compared with the TSR of companies that comprise Standard & Poor's 500 Index or growth in our common stock price ("market-based"), or upon the achievement of company or personal performance goals ("performance-based"). We have time-based share awards that vest in their entirety at the end of three-year periods and time-based share awards where 25% of the award vests on the date of grant and 25% vests on each of the three anniversary dates thereafter.

Our 2003 Employee Stock Purchase Plan permitted and our 2008 Employee Stock Purchase Plan permits our employees to purchase our common stock at 85% of the market price of the stock at the beginning or at the end of a semi-annual purchase period, whichever is less.

Stock-based compensation expense was as follows in fiscal 2009, 2008 and 2007:

	2009	2008	2007

Stock options	$77	$69	$75
Share awards
Market-based	13	15	20
Performance-based	2	4	9
Time-based	4	3	3
Employee stock purchase plans	14	14	14

Total	$110	$105	$121

Stock Options

Stock option activity was as follows in fiscal 2009:

	Stock Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at March 1, 2008	28,788,000	$39.73
Granted	13,120,000	34.34
Exercised	(1,596,000)	20.73
Forfeited/Canceled	(2,544,000)	43.61

Outstanding at February 28, 2009	37,768,000	$38.37	6.8	$33

Exercisable at February 28, 2009	19,277,000	$37.31	4.6	$22

The weighted-average grant-date fair value of stock options granted during fiscal 2009, 2008 and 2007 was $13.04, $15.98 and $22.32, respectively, per share. The aggregate intrinsic value of our stock options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option)

$ in millions, except per share amounts or as otherwise noted

exercised during fiscal 2009, 2008 and 2007, was $26, $110 and $160, respectively. At February 28, 2009, there was $186 of unrecognized compensation expense related to stock options that is expected to be recognized over a weighted-average period of 2.5 years.

Net cash proceeds from the exercise of stock options were $34, $94 and $168 in fiscal 2009, 2008 and 2007, respectively.

The actual income tax benefit realized from stock option exercises was $7, $25 and $55, in fiscal 2009, 2008 and 2007, respectively.

In fiscal 2009, 2008,and 2007, we estimated the fair value of each stock option on the date of grant using a lattice model with the following assumptions:

Valuation Assumptions(1)	2009	2008	2007

Risk-free interest rate(2)	0.9% - 4.0%	4.0% - 4.5%	4.8% - 5.2%
Expected dividend yield	1.6%	1.1%	0.8%
Expected stock price volatility(3)	45%	33%	40%
Expected life of stock options (in years)(4)	6.1	5.9	5.9
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

Market-Based Share Awards

The fair value of market-based share awards is determined based on generally accepted valuation techniques and the closing market price of our stock on the date of grant. A summary of the status of our nonvested market-based share awards at February 28, 2009, and changes during fiscal 2009, is as follows:

Market-Based Share Awards	Shares	Weighted- Average Fair Value per Share

Outstanding at March 1, 2008	1,361,000	$39.51
Granted	—	—
Vested	—	—
Forfeited/Canceled	(101,000)	39.67

Outstanding at February 28, 2009	1,260,000	$39.50

We recognize expense for market-based share awards on a straight-line basis over the requisite service period (or to an employee's eligible retirement date, if earlier). At February 28, 2009, there was $10 of unrecognized compensation expense related to nonvested market-based share awards that we expect to recognize over a weighted-average period of 1.5 years.

$ in millions, except per share amounts or as otherwise noted

Performance-Based Share Awards

The fair value of performance-based share awards is determined based on the closing market price of our stock on the date of grant. A summary of the status of our nonvested performance-based share awards at February 28, 2009, and changes during fiscal 2009, is as follows:

Performance-Based Share Awards	Shares	Weighted- Average Fair Value per Share

Outstanding at March 1, 2008	747,000	$50.88
Granted	2,481,000	41.19
Vested	—	—
Forfeited/Canceled	(30,000)	50.61

Outstanding at February 28, 2009	3,198,000	$43.36

At February 28, 2009, there was $2 of unrecognized compensation expense related to nonvested performance-based share awards that we expect to recognize over a weighted-average period of 1.4 years.

Time-Based Share Awards

The fair value of time-based share awards is determined based on the closing market price of our stock on the date of grant. A summary of the status of our nonvested time-based share awards at February 28, 2009, and changes during fiscal 2009, is as follows:

Time-Based Share Awards	Shares	Weighted- Average Fair Value per Share

Outstanding at March 1, 2008	208,000	$48.86
Granted	618,000	27.75
Vested	(46,000)	49.69
Forfeited/Canceled	(51,000)	35.16

Outstanding at February 28, 2009	729,000	$31.86

At February 28, 2009, there was $16 of unrecognized compensation expense related to nonvested time-based share awards that we expect to recognize over a weighted-average period of 2.9 years.

Employee Stock Purchase Plans

In fiscal 2009, 2008 and 2007, we estimated the fair value of stock-based compensation expense associated with our employee stock purchase plans on the purchase date using the Black-Scholes option-pricing valuation model, with the following assumptions:

Valuation Assumptions	2009	2008	2007

Risk-free interest rate(1)	1.3%	4.7%	5.0%
Expected dividend yield	1.4%	1.0%	0.7%
Expected stock price volatility(2)	42%	26%	33%
Expected life of employee stock purchase plan options (in months)(3)	6	6	6
(1)
Based on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of employee stock purchase plan shares.

$ in millions, except per share amounts or as otherwise noted

(2)
We use an outside valuation advisor to assist us in projecting expected stock price volatility. We consider both the historical volatility of our stock price as well as implied volatilities from exchange-traded options on our stock.

(3)
Based on semi-annual purchase period.

In fiscal 2009, 2008 and 2007, 1.4 million, 1.2 million and 1.2 million shares, respectively, were purchased through our employee stock purchase plans. The weighted-average fair values of shares purchased pursuant to the plans during fiscal 2009, 2008 and 2007, were $10.32, $11.49 and $13.97, respectively. At February 28, 2009, and March 1, 2008, plan participants had accumulated approximately $17 and $21, respectively, to purchase our common stock.

Earnings per Share

Our basic earnings per share calculation is based on the weighted-average number of common shares outstanding. Our diluted earnings per share calculation is based on the weighted-average number of common shares outstanding adjusted by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued. Potentially dilutive shares of common stock include stock options, nonvested share awards and shares issuable under our employee stock purchase plans, as well as common shares that would have resulted from the assumed conversion of our convertible debentures (see Note 6, Debt). Since the potentially dilutive shares related to the convertible debentures are included in the calculation, the related interest expense, net of tax, is added back to earnings from continuing operations, as the interest would not have been paid if the convertible debentures had been converted to common stock. Nonvested market-based share awards and nonvested performance-based share awards are included in the average diluted shares outstanding each period if established market or performance criteria have been met at the end of the respective periods.

At February 28, 2009, stock options to purchase 37.8 million shares of common stock were outstanding as follows (shares in millions):

	Exercisable			Unexercisable			Total
	Shares	%	Weighted- Average Price per Share	Shares	%	Weighted- Average Price per Share	Shares	%	Weighted- Average Price per Share

In-the-money	8.8	46	$28.82	6.0	33	$26.91	14.8	39	$28.05
Out-of-the-money	10.5	54	44.49	12.5	67	45.52	23.0	61	45.05

Total	19.3	100	$37.31	18.5	100	$39.47	37.8	100	$38.37

The computation of dilutive shares outstanding excludes the out-of-the-money stock options because such outstanding options' exercise prices were greater than the average market price of our common shares and, therefore, the effect would be antidilutive (i.e., including such options would result in higher earnings per share).

$ in millions, except per share amounts or as otherwise noted

The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings per share in fiscal 2009, 2008 and 2007:

	2009	2008	2007

Numerator:
Net earnings, basic	$1,003	$1,407	$1,377
Adjustment for assumed dilution:
Interest on convertible debentures due in 2022, net of tax	6	6	7

Net earnings, diluted	$1,009	$1,413	$1,384

Denominator (in millions):
Weighted-average common shares outstanding	412.5	439.9	482.1
Effect of potentially dilutive securities:
Shares from assumed conversion of convertible debentures	8.8	8.8	8.8
Stock options and other	1.6	4.2	5.3

Weighted-average common shares outstanding, assuming dilution	422.9	452.9	496.2

Basic earnings per share	$2.43	$3.20	$2.86
Diluted earnings per share	$2.39	$3.12	$2.79

Repurchase of Common Stock

On June 26, 2007, our Board authorized a $5,500 share repurchase program that terminated and replaced our prior $1,500 share repurchase program authorized in June 2006. There is no expiration date governing the period over which we can make our share repurchases under the June 2007 share repurchase program. At February 28, 2009, $2,500 remains available for future purchases under the June 2007 share repurchase program. Repurchased shares have been retired and constitute authorized but unissued shares.

Open Market Repurchases

The following table presents open market share repurchases in fiscal 2009, 2008 and 2007 (shares in millions):

	2009	2008	2007

Total number of shares repurchased	—	9.8	11.8
Total cost of shares repurchased	$—	$461	$599

During fiscal 2009 and 2008, we made no open market repurchases under our June 2007 share repurchase program. During fiscal 2008, we purchased and retired 9.8 million shares at a cost of $461 under our June 2006 share repurchase program.

Accelerated Share Repurchase Program

In accordance with the June 2007 share repurchase program, on June 26, 2007, we entered into an accelerated share repurchase ("ASR") program that consisted of two agreements to purchase shares of our common stock from Goldman, Sachs & Co. ("Goldman") for an aggregate purchase price of $3,000. Goldman borrowed the shares that were delivered to us as described below, and purchased sufficient shares of our common stock in the open market to return to the lenders over the terms of the agreements. The ASR program concluded in February 2008. The total number of shares repurchased pursuant to the ASR program was 65.8 million.

Collared ASR

Under the first agreement ("Collared ASR"), the number of shares repurchased was based generally on the volume-weighted average price ("VWAP") of our common stock during the term of the Collared ASR, subject to collar provisions that established minimum and maximum numbers of shares based on the VWAP of our common stock over the specified hedge period. On July 2, 2007, we paid $2,000 to Goldman under the terms of the Collared ASR in exchange for an initial delivery of 28.3 million shares to us on July 2-6, 2007. Goldman delivered an additional 15.6 million shares to us during the term of the agreement.

$ in millions, except per share amounts or as otherwise noted

Uncollared ASR

Under the second agreement ("Uncollared ASR"), the number of shares repurchased was based generally on the VWAP of our common stock during the term of the Uncollared ASR. On July 2, 2007, we paid $1,000 to Goldman under the terms of the Uncollared ASR in exchange for an initial delivery of 17.0 million shares to us on July 30-31, 2007. At the conclusion of the Uncollared ASR, we received an additional 4.9 million shares based on the VWAP of our common stock during the term of the agreement.

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

Comprehensive income was $184, $1,693 and $1,332 in fiscal 2009, 2008 and 2007, respectively.

The components of accumulated other comprehensive (loss) income, net of tax, were as follows:

	February 28, 2009	March 1, 2008

Foreign currency translation	$(303)	$527
Unrealized losses on available-for-sale investments	(14)	(25)

Total	$(317)	$502

8.    Leases

The composition of net rent expense for all operating leases, including leases of property and equipment, was as follows in fiscal 2009, 2008 and 2007:

	2009	2008	2007

Minimum rentals	$962	$757	$679
Contingent rentals	1	1	1

Total rent expense	963	758	680
Less: sublease income	(23)	(22)	(20)

Net rent expense	$940	$736	$660

$ in millions, except per share amounts or as otherwise noted

The future minimum lease payments under our capital, financing and operating leases by fiscal year (not including contingent rentals) at February 28, 2009, were as follows:

Fiscal Year	Capital Leases	Financing Leases	Operating Leases

2010	$28	$31	$1,097
2011	19	31	1,045
2012	8	31	964
2013	3	31	900
2014	2	29	846
Thereafter	24	107	3,748

Subtotal	84	260	$8,600

Less: imputed interest	(19)	(60)

Present value of lease obligations	$65	$200

Total minimum lease payments have not been reduced by minimum sublease rent income of approximately $121 due under future noncancelable subleases.

During fiscal 2009 and 2008, we entered into agreements totaling $35 and $35, respectively, related to various information system and real estate capital leases. These leases were noncash transactions and have been eliminated from our consolidated statements of cash flows.

9.    Benefit Plans

We sponsor retirement savings plans for employees meeting certain age and service requirements. Participants may choose from various investment options including a fund comprised of our company stock. Participants can contribute up to 50% of their eligible compensation annually as defined by the plan document, subject to IRS limitations. Prior to January 2007, we matched up to 50% of the first 5% of participating employees' pre-tax earnings. Beginning in January 2007, we changed the match to 100% of the first 3% of participating employees' pre-tax earnings and 50% of the next 2% of participating employees' pre-tax earnings. Our matching contribution is subject to annual approval by the Compensation and Human Resources Committee of the Board. The total matching contributions, net of forfeitures, were $58, $53 and $26 in fiscal 2009, 2008 and 2007, respectively.

We have a non-qualified, unfunded deferred compensation plan for highly compensated employees and our Board members. Contributions to the plan are limited under qualified defined contribution plan rules. Amounts contributed and deferred under our deferred compensation plan are credited or charged with the performance of investment options offered under the plan and elected by the participants. In the event of bankruptcy, the assets of the plan are available to satisfy the claims of general creditors. The liability for compensation deferred under the plan was $55 and $74 at February 28, 2009, and March 1, 2008, respectively, and is included in long-term liabilities. We manage the risk of changes in the fair value of the liability for deferred compensation by electing to match our liability under the plan with investment vehicles that offset a substantial portion of our exposure. The cash value of the investment vehicles, which includes funding for future deferrals, was $64 and $83 at February 28, 2009, and March 1, 2008, respectively, and is included in other assets. Both the asset and the liability are carried at fair value.

$ in millions, except per share amounts or as otherwise noted

10.    Income Taxes

The following is a reconciliation of the federal statutory income tax rate to income tax expense in fiscal 2009, 2008 and 2007:

	2009	2008	2007

Federal income tax at the statutory rate	$595	$780	$747
State income taxes, net of federal benefit	49	67	38
Benefit from foreign operations	(30)	(25)	(36)
Non-taxable interest income	(3)	(17)	(34)
Other	16	10	37
Impairments(1)	47	—	—

Income tax expense	$674	$815	$752

Effective income tax rate	39.6%	36.6%	35.3%
(1)
Tax impact of the other-than-temporary impairment of our investment in the common stock of CPW and the non-deductibility of our goodwill impairment charge.

Earnings from operations before income tax expense, minority interest and equity in loss of affiliates by jurisdiction was as follows in fiscal 2009, 2008 and 2007:

	2009	2008	2007

United States	$1,540	$1,931	$1,949
Outside the United States	160	297	181

Earnings from operations before income tax expense, minority interests and equity in income (loss) of affiliates	$1,700	$2,228	$2,130

Income tax expense was comprised of the following in fiscal 2009, 2008 and 2007:

	2009	2008	2007

Current:
Federal	$573	$609	$609
State	78	110	45
Foreign	66	22	16

	717	741	670

Deferred:
Federal	(7)	47	51
State	1	(7)	19
Foreign	(37)	34	12

	(43)	74	82

Income tax expense	$674	$815	$752

Deferred taxes are the result of differences between the bases of assets and liabilities for financial reporting and income tax purposes. Deferred tax assets and liabilities were comprised of the following:

	February 28, 2009	March 1, 2008

Accrued property expenses	$145	$122
Other accrued expenses	152	50
Deferred revenue	115	68
Compensation and benefits	65	61
Stock-based compensation	127	96
Net operating loss carryforwards	150	32
Other	84	63

Total deferred tax assets	838	492
Valuation allowance	(79)	(9)

Total deferred tax assets after valuation allowance	759	483

Property and equipment	(383)	(218)
Convertible debt	(62)	(53)
Goodwill and intangibles	(130)	(17)
Other	(47)	(36)

Total deferred tax liabilities	(622)	(324)

Net deferred tax assets	$137	$159

$ in millions, except per share amounts or as otherwise noted

Deferred tax assets and liabilities included in our consolidated balance sheets were as follows:

	February 28, 2009	March 1, 2008

Other current assets	$236	$109
Other assets	28	50
Other long-term liabilities	(127)	—

Net deferred tax assets	$137	$159

At February 28, 2009, we had total net operating loss carryforwards from international operations of $97, of which $40 will expire in various years through 2019 and the remaining amounts have no expiration. Additionally, we had acquired U.S. federal net operating loss carryforwards of $53 which expire between 2019 and 2028, and U.S. federal foreign tax credits of $25 which expire between 2015 and 2018.

At February 28, 2009, a valuation allowance of $79 had been established against certain international net operating loss carryforwards. The $70 increase from March 1, 2008, is due to the valuation allowances of $36 on acquired net operating loss carryforwards and $34 on operating losses that arose in fiscal 2009.

We have not provided deferred taxes on unremitted earnings attributable to foreign operations that have been considered to be reinvested indefinitely. These earnings relate to ongoing operations and were $1,048 at February 28, 2009. It is not practicable to determine the income tax liability that would be payable if such earnings were not indefinitely reinvested.

The following table provides a reconciliation of the beginning and ending amount of unrecognized tax benefits in fiscal 2009:

Balance at March 2, 2008	$261
Gross increases related to prior period tax positions	86
Gross decreases related to prior period tax positions	(9)
Gross increases related to current period tax positions	19
Settlements with taxing authorities	(2)
Lapse of statute of limitations	(6)

Balance at February 28, 2009	$349

At February 28, 2009, and March 1, 2008, $141 and $110, respectively, of unrecognized tax benefits would favorably impact the effective tax rate if recognized.

We recognize interest and penalties (not included in the "unrecognized tax benefits" above), as well as interest received from favorable tax settlements, as components of income tax expense. Interest expense was $16 in fiscal 2009. At February 28, 2009, and March 1, 2008, we had accrued interest of $70 and $45, respectively. No penalties were recognized in fiscal 2009 or accrued for at February 28, 2009, and March 1, 2008.

We file a consolidated U.S. federal income tax return, as well as income tax returns in various states and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before fiscal 2003. The Internal Revenue Service completed its examination of our U.S. federal income tax returns for fiscal 2003 and 2004 in April 2007, and in December 2008, it completed the examination of our returns for fiscal 2005 and 2006. We are appealing various issues related to these U.S. federal periods and do not expect resolution of the issues in fiscal 2010.

Because existing tax positions will continue to generate increased liabilities for us for unrecognized tax benefits over the next 12 months, and since we are routinely under audit by various taxing authorities, it is reasonably possible that the amount of unrecognized tax benefits will change during the next 12 months. An estimate of the amount or range of such change cannot be made at this time. However, we do not expect the change, if any, to have a material effect on our consolidated financial condition or results of operations within the next 12 months.

11.    Segment and Geographic Information

Segment Information

We have organized our operations into two principal segments: Domestic and International. These segments are our primary areas of measurement and decision-making, as defined by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Domestic reportable segment is comprised of all store, call center and online operations within the U.S. and its territories. The International reportable segment is comprised of all store, call center and online operations outside the U.S.

$ in millions, except per share amounts or as otherwise noted

and its territories. We rely on an internal management reporting process that provides segment information to the operating income level for purposes of making financial decisions and allocating resources. The accounting policies of the segments are the same as those described in Note 1, Summary of Significant Accounting Policies.

The following tables present our business segment information in fiscal 2009, 2008 and 2007:

	2009	2008	2007

Revenue
Domestic	$35,070	$33,328	$31,031
International	9,945	6,695	4,903

Total revenue	$45,015	$40,023	$35,934

Percentage of revenue, by revenue category
Domestic:
Consumer electronics	39%	41%	42%
Home office	31%	28%	27%
Entertainment software	19%	20%	19%
Appliances	5%	5%	6%
Services	6%	6%	5%
Other	< 1%	< 1%	1%

Total	100%	100%	100%

International:
Consumer electronics	26%	39%	41%
Home office	45%	30%	32%
Entertainment software	9%	13%	12%
Appliances	10%	13%	10%
Services	10%	5%	5%
Other	< 1%	< 1%	< 1%

Total	100%	100%	100%

$ in millions, except per share amounts or as otherwise noted

	2009	2008	2007

Operating income
Domestic	$1,758	$1,999	$1,900
International	112	162	99

Total operating income	1,870	2,161	1,999
Other income (expense)
Investment income and other	35	129	162
Investment impairment	(111)	—	—
Interest expense	(94)	(62)	(31)

Earnings from operations before income tax expense, minority interests and equity in income (loss) of affiliates	$1,700	$2,228	$2,130

Assets
Domestic	$9,059	$8,194	$10,614
International	6,767	4,564	2,956

Total assets	$15,826	$12,758	$13,570

Capital expenditures
Domestic	$971	$673	$648
International	332	124	85

Total capital expenditures	$1,303	$797	$733

Depreciation
Domestic	$550	$500	$438
International	180	80	71

Total depreciation	$730	$580	$509

$ in millions, except per share amounts or as otherwise noted

Geographic Information

The following tables present our geographic information in fiscal 2009, 2008 and 2007:

	2009	2008	2007

Net sales to customers
United States	$35,070	$33,328	$31,031
Europe	3,205	—	—
Canada	5,174	5,386	4,340
China	1,558	1,309	563
Other	8	—	—

Total revenue	$45,015	$40,023	$35,934

Long-lived assets
U.S.	$3,155	$2,733	$2,487
Europe	439	—	—
Canada	408	435	333
China	161	138	118
Other	11	—	—

Total long-lived assets	$4,174	$3,306	$2,938

12.    Contingencies and Commitments

Contingencies

In December 2005, a purported class action lawsuit captioned, Jasmen Holloway, et al. v. Best Buy Co., Inc., was filed in the U.S. District Court for the Northern District of California alleging we discriminate against women and minority individuals on the basis of gender, race, color and/or national origin with respect to our employment policies and practices. The action seeks an end to discriminatory policies and practices, an award of back and front pay, punitive damages and injunctive relief, including rightful place relief for all class members. At February 28, 2009, no accrual had been established as it was not possible to estimate the possible loss or range of loss because this matter had not advanced to a stage where we could make any such estimate. The Court has scheduled a class certification hearing. We believe the allegations are without merit and intend to defend this action vigorously.

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

Commitments

We engage Accenture LLP ("Accenture") to assist us with improving our operational capabilities and reducing our costs in the information systems, procurement and human resources areas. Our future contractual obligations to Accenture are expected to range from $76 to $262 per year through 2012, the end of the periods under contract. Prior to our engagement of Accenture, we incurred a significant portion of these costs as part of normal operations.

We had outstanding letters of credit and bankers' acceptances for purchase obligations with an aggregate fair value of $313 at February 28, 2009.

At February 28, 2009, we had commitments for the purchase and construction of facilities valued at approximately $34. Also, at February 28, 2009, we had entered into lease commitments for land and buildings for 211 future locations. These lease commitments with real estate developers provide for minimum rentals ranging from 2 to 19 years, which if consummated based on current cost estimates, will approximate $40 annually over the initial lease terms. These minimum rentals are reported

$ in millions, except per share amounts or as otherwise noted

in the future minimum lease payments included in Note 8, Leases.

13.    Related-Party Transactions

Best Buy Europe, which we acquired in fiscal 2009 (see Note 2, Acquisitions), had the following related-party transactions with CPW in fiscal 2009:

Revenue earned for services provided to CPW	$12
SG&A expenses incurred for services provided by CPW	29
Interest expense incurred on credit facility with CPW as lender	15
Accounts payable to CPW at end of fiscal 2009	108
Accounts receivable from CPW at end of fiscal 2009	60
Balance outstanding on credit facility from CPW at end of fiscal 2009 (see Note 6, Debt)	584

14.    Condensed Consolidating Financial Information

Our convertible debentures are jointly and severally guaranteed by our wholly owned indirect subsidiary Best Buy Stores, L.P. Investments in subsidiaries of Best Buy Stores, L.P., which have not guaranteed the convertible debentures, are accounted for under the equity method. We reclassified certain prior-year amounts as described in Note 1, Summary of Significant Accounting Policies. The aggregate principal balance and carrying amount of our convertible debentures was $402 at February 28, 2009.

The convertible debentures may be converted into shares of our common stock by us at anytime or at the option of the holders if certain criteria are met, as described in Note 6, Debt. At February 28, 2009, the debentures were not convertible at the option of the holders.

We file a consolidated U.S. federal income tax return. Income taxes are allocated in accordance with our tax allocation agreement. U.S. affiliates receive no tax benefit for taxable losses, but are allocated taxes at the required effective income tax rate if they have taxable income.

$ in millions, except per share amounts or as otherwise noted

The following tables present condensed consolidating balance sheets as of February 28, 2009, and March 1, 2008, and condensed consolidating statements of earnings and cash flows for the fiscal years ended February 28, 2009, March 1, 2008, and March 3, 2007:

Condensed Consolidating Balance Sheets

At February 28, 2009

	Best Buy Co., Inc.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Assets
Current Assets
Cash and cash equivalents	$150	$48	$300	$—	$498
Short-term investments	—	—	11	—	11
Receivables	3	442	1,423	—	1,868
Merchandise inventories	—	5,402	1,537	(2,186)	4,753
Other current assets	135	210	764	(47)	1,062
Intercompany receivable	—	—	8,267	(8,267)	—
Intercompany note receivable	816	—	21	(837)	—

Total current assets	1,104	6,102	12,323	(11,337)	8,192
Net Property and Equipment	219	2,262	1,693	—	4,174
Goodwill	—	20	2,183	—	2,203
Tradenames	—	—	173	—	173
Equity and Other Investments	318	—	77	—	395
Customer Relationships	—	—	322	—	322
Other Assets	56	16	431	(136)	367
Investments in Subsidiaries	10,644	136	1,309	(12,089)	—

Total Assets	$12,341	$8,536	$18,511	$(23,562)	$15,826

Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable	$—	$—	$4,997	$—	$4,997
Unredeemed gift card liabilities	—	424	55	—	479
Accrued compensation and related expenses	—	253	206	—	459
Accrued liabilities	12	552	868	(50)	1,382
Accrued income taxes	281	—	—	—	281
Short-term debt	162	—	621	—	783
Current portion of long-term debt	2	21	31	—	54
Intercompany payable	4,168	4,099	—	(8,267)	—
Intercompany note payable	21	500	316	(837)	—

Total current liabilities	4,646	5,849	7,094	(9,154)	8,435
Long-Term Liabilities	110	1,226	190	(417)	1,109
Long-Term Debt	904	152	70	—	1,126
Minority Interests	—	—	513	—	513
Shareholders' Equity	6,681	1,309	10,644	(13,991)	4,643

Total Liabilities and Shareholders' Equity	$12,341	$8,536	$18,511	$(23,562)	$15,826

$ in millions, except per share amounts or as otherwise noted

Condensed Consolidating Balance Sheets

At March 1, 2008

	Best Buy Co., Inc.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Assets
Current Assets
Cash and cash equivalents	$171	$70	$1,197	$—	$1,438
Short-term investments	—	—	64	—	64
Receivables	3	340	206	—	549
Merchandise inventories	—	5,293	1,172	(1,757)	4,708
Other current assets	2	206	425	(50)	583
Intercompany receivable	—	—	7,097	(7,097)	—
Intercompany note receivable	500	—	3	(503)	—

Total current assets	676	5,909	10,164	(9,407)	7,342
Net Property and Equipment	225	2,030	1,051	—	3,306
Goodwill	—	6	1,082	—	1,088
Tradenames	—	—	97	—	97
Equity and Other Investments	278	2	325	—	605
Customer Relationships	—	—	5	—	5
Other Assets	104	11	200	—	315
Investments in Subsidiaries	9,108	280	1,358	(10,746)	—

Total Assets	$10,391	$8,238	$14,282	$(20,153)	$12,758

Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable	$—	$—	$4,297	$—	$4,297
Unredeemed gift card liabilities	—	471	60	—	531
Accrued compensation and related expenses	—	200	173	—	373
Accrued liabilities	7	499	519	(50)	975
Accrued income taxes	404	—	—	—	404
Short-term debt	120	—	36	—	156
Current portion of long-term debt	2	16	15	—	33
Intercompany payable	3,016	4,081	—	(7,097)	—
Intercompany note payable	3	500	—	(503)	—

Total current liabilities	3,552	5,767	5,100	(7,650)	6,769
Long-Term Liabilities	110	970	189	(431)	838
Long-Term Debt	405	143	79	—	627
Minority Interests	—	—	40	—	40
Shareholders' Equity	6,324	1,358	8,874	(12,072)	4,484

Total Liabilities and Shareholders' Equity	$10,391	$8,238	$14,282	$(20,153)	$12,758

$ in millions, except per share amounts or as otherwise noted

Condensed Consolidating Statements of Earnings

Fiscal Year Ended February 28, 2009

	Best Buy Co., Inc.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenue	$16	$32,407	$47,925	$(35,333)	$45,015
Cost of goods sold	—	26,793	42,316	(35,092)	34,017

Gross profit	16	5,614	5,609	(241)	10,998
Selling, general and administrative expenses	150	5,317	3,499	18	8,984
Restructuring charges	—	43	35	—	78
Goodwill and tradename impairment	—	—	66	—	66

Operating (loss) income	(134)	254	2,009	(259)	1,870
Other income (expense)
Investment income and other	12	—	206	(183)	35
Investment impairment	—	—	(111)	—	(111)
Interest expense	(211)	(47)	(19)	183	(94)
Equity in earnings (loss) of subsidiaries	1,293	(146)	108	(1,255)	—

Earnings before income tax (benefit) expense, minority interests and equity in income of affiliates	960	61	2,193	(1,514)	1,700
Income tax (benefit) expense	(302)	99	877	—	674
Minority interests in earnings	—	—	(30)	—	(30)
Equity in income of affiliates	—	—	7	—	7

Net earnings (loss)	$1,262	$(38)	$1,293	$(1,514)	$1,003

$ in millions, except per share amounts or as otherwise noted

Condensed Consolidating Statements of Earnings

Fiscal Year Ended March 1, 2008

	Best Buy Co., Inc.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenue	$16	$31,092	$42,677	$(33,762)	$40,023
Cost of goods sold	—	25,881	36,926	(32,330)	30,477

Gross profit	16	5,211	5,751	(1,432)	9,546
Selling, general and administrative expenses	137	4,933	2,321	(6)	7,385

Operating (loss) income	(121)	278	3,430	(1,426)	2,161
Other income (expense)
Investment income and other	65	(1)	367	(302)	129
Interest expense	(304)	(50)	(10)	302	(62)
Equity in earnings (loss) of subsidiaries	2,661	(82)	167	(2,746)	—

Earnings before income tax (benefit) expense, minority interests and equity in loss of affiliates	2,301	145	3,954	(4,172)	2,228
Income tax (benefit) expense	(532)	60	1,287	—	815
Minority interests in earnings	—	—	(3)	—	(3)
Equity in loss of affiliates	—	—	(3)	—	(3)

Net earnings	$2,833	$85	$2,661	$(4,172)	$1,407

$ in millions, except per share amounts or as otherwise noted

Condensed Consolidating Statements of Earnings

Fiscal Year Ended March 3, 2007

	Best Buy Co., Inc.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenue	$18	$29,113	$34,923	$(28,120)	$35,934
Cost of goods sold	—	24,073	31,357	(28,265)	27,165

Gross profit	18	5,040	3,566	145	8,769
Selling, general and administrative expenses	59	4,752	1,980	(21)	6,770

Operating (loss) income	(41)	288	1,586	166	1,999
Other income (expense)
Investment income and other	118	—	345	(301)	162
Interest expense	(159)	(173)	—	301	(31)
Equity in earnings (loss) of subsidiaries	1,298	(47)	73	(1,324)	—

Earnings before income tax expense and minority interests	1,216	68	2,004	(1,158)	2,130
Income tax expense	5	42	705	—	752
Minority interests in earnings	—	—	(1)	—	(1)

Net earnings	$1,211	$26	$1,298	$(1,158)	$1,377

$ in millions, except per share amounts or as otherwise noted

Condensed Consolidating Statements of Cash Flows

Fiscal Year Ended February 28, 2009

	Best Buy Co., Inc.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Total cash (used in) provided by operating activities	$(1,281)	$616	$2,542	$—	$1,877

Investing Activities
Additions to property and equipment	—	(641)	(662)	—	(1,303)
Purchases of investments	(28)	—	(53)	—	(81)
Sales of investments	91	—	155	—	246
Acquisition of businesses, net of cash acquired	—	2	(2,318)	—	(2,316)
Change in restricted assets	—	—	(97)	—	(97)
Other, net	—	(17)	(5)	—	(22)

Total cash provided by (used in) investing activities	63	(656)	(2,980)	—	(3,573)

Financing Activities
Issuance of common stock under employee stock purchase plan and for the exercise of stock options	83	—	—	—	83
Dividends paid	(223)	—	—	—	(223)
Repayments of debt	(3,249)	(19)	(1,444)	—	(4,712)
Proceeds from issuance of debt	3,795	37	1,774	—	5,606
Excess tax benefits from stock-based compensation	6	—	—	—	6
Other, net	(5)	—	(18)	—	(23)
Change in intercompany receivable/payable	790	—	(790)	—	—

Total cash provided by (used in) financing activities	1,197	18	(478)	—	737

Effect of Exchange Rate Changes on Cash	—	—	19	—	19

Decrease in Cash and Cash Equivalents	(21)	(22)	(897)	—	(940)
Cash and Cash Equivalents at Beginning of Year	171	70	1,197	—	1,438

Cash and Cash Equivalents at End of Year	$150	$48	$300	$—	$498

$ in millions, except per share amounts or as otherwise noted

Condensed Consolidating Statements of Cash Flows

Fiscal Year Ended March 1, 2008

	Best Buy Co., Inc.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Total cash provided by (used in) operating activities	$284	$(1,212)	$2,953	$—	$2,025

Investing Activities
Additions to property and equipment	—	(469)	(328)	—	(797)
Purchases of investments	(7,486)	—	(1,015)	—	(8,501)
Sales of investments	10,136	—	799	—	10,935
Acquisition of business, net of cash acquired	—	—	(89)	—	(89)
Change in restricted assets	16	—	(101)	—	(85)
Other, net	—	4	(3)	—	1

Total cash provided by (used in) investing activities	2,666	(465)	(737)	—	1,464

Financing Activities
Repurchase of common stock	(3,461)	—	—	—	(3,461)
Issuance of common stock under employee stock purchase plan and for the exercise of stock options	146	—	—	—	146
Dividends paid	(204)	—	—	—	(204)
Repayments of debt	(4,242)	(10)	(101)	—	(4,353)
Proceeds from issuance of debt	4,360	33	93	—	4,486
Excess tax benefits from stock-based compensation	24	—	—	—	24
Other, net	—	—	(16)	—	(16)
Change in intercompany receivable/payable	363	1,647	(2,010)	—	—

Total cash (used in) provided by financing activities	(3,014)	1,670	(2,034)	—	(3,378)

Effect of Exchange Rate Changes on Cash	—	—	122	—	122

(Decrease) Increase in Cash and Cash Equivalents	(64)	(7)	304	—	233
Cash and Cash Equivalents at Beginning of Year	235	77	893	—	1,205

Cash and Cash Equivalents at End of Year	$171	$70	$1,197	$—	$1,438

$ in millions, except per share amounts or as otherwise noted

Condensed Consolidating Statements of Cash Flows

Fiscal Year Ended March 3, 2007

	Best Buy Co., Inc.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Total cash (used in) provided by operating activities	$(213)	$170	$1,805	$—	$1,762

Investing Activities
Additions to property and equipment	—	(512)	(221)	—	(733)
Purchases of investments	(4,386)	—	(403)	—	(4,789)
Sales of investments	4,594	—	501	—	5,095
Acquisitions of businesses, net of cash acquired	—	—	(421)	—	(421)
Change in restricted assets	—	—	63	—	63
Other, net	(5)	4	6	—	5

Total cash provided by (used in) investing activities	203	(508)	(475)	—	(780)

Financing Activities
Repurchase of common stock	(599)	—	—	—	(599)
Issuance of common stock under employee stock purchase plan and for the exercise of stock options	217	—	—	—	217
Dividends paid	(174)	—	—	—	(174)
Repayments of debt	(2)	—	(82)	—	(84)
Proceeds from issuance of debt	—	39	57	—	96
Excess tax benefits from stock-based compensation	50	—	—	—	50
Other, net	—	—	(19)	—	(19)
Change in intercompany receivable/payable	743	297	(1,040)	—	—

Total cash provided by (used in) financing activities	235	336	(1,084)	—	(513)

Effect of Exchange Rate Changes on Cash	—	—	(12)	—	(12)

Increase (Decrease) in Cash and Cash Equivalents	225	(2)	234	—	457
Cash and Cash Equivalents at Beginning of Year	10	79	659	—	748

Cash and Cash Equivalents at End of Year	$235	$77	$893	$—	$1,205

$ in millions, except per share amounts or as otherwise noted

15.    Supplementary Financial Information (Unaudited)

The following tables show selected operating results for each quarter and full year of fiscal 2009 and 2008 (unaudited):

	Quarter
	1st	2nd	3rd		4th		Fiscal Year

Fiscal 2009
Revenue	$8,990	$9,801	$11,500		$14,724		$45,015
Comparable store sales % change(1)	3.7%	4.2%	(5.3%	)	(4.9%	)	(1.3%	)
Gross profit	$2,133	$2,381	$2,861		$3,623		$10,998
Operating income(2)	277	339	274		980		1,870
Net earnings	179	202	52		570		1,003
Diluted earnings per share	0.43	0.48	0.13		1.35		2.39

	Quarter
	1st	2nd	3rd	4th		Fiscal Year

Fiscal 2008
Revenue	$7,927	$8,750	$9,928	$13,418		$40,023
Comparable store sales % change(1)	3.0%	3.6%	6.7%	(0.2%	)	2.9%
Gross profit	$1,892	$2,139	$2,337	$3,178		$9,546
Operating income	266	401	351	1,143		2,161
Net earnings	192	250	228	737		1,407
Diluted earnings per share(3)	0.39	0.55	0.53	1.71		3.12

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

(2)
Includes $78 of restructuring charges recorded in the fiscal fourth quarter related to measures we took to restructure our businesses and $66 of goodwill and tradename impairment charges related to our Speakeasy business.

(3)
The sum of quarterly diluted earnings per share does not equal annual diluted earnings per share due to the impact of the timing of share repurchases on quarterly and annual weighted-average shares outstanding.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), to allow timely decisions regarding required disclosure. We have established a Disclosure Committee, consisting of certain members of management, to assist in this evaluation. Our Disclosure Committee meets on a quarterly basis and more often if necessary.

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), as of February 28, 2009. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of February 28, 2009, our disclosure controls and procedures were effective.

We acquired Best Buy Europe and Napster in fiscal 2009. We are not yet required to evaluate, and have not fully evaluated, changes in Best Buy Europe's or Napster's internal control over financial reporting and, therefore, any material changes in internal control over financial reporting that may result from these acquisitions have not been disclosed in this Annual Report on Form 10-K. We intend to disclose all material changes in internal control over financial reporting resulting from these acquisitions prior to or in our Annual Report on Form 10-K for the fiscal year ending February 27, 2010, in which report we will be required for the first time to include Best Buy Europe and Napster in our annual assessment of internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting

Management's report on our internal control over financial reporting is included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Attestation Report of the Independent Registered Public Accounting Firm

The attestation report of Deloitte & Touche LLP ("Deloitte"), our independent registered public accounting firm, on the effectiveness of our internal control over financial reporting is included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the fiscal fourth quarter ended February 28, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Family Relationships

The nature of all family relationships between any director, executive officer or person nominated to become a director is stated under the captions "Nominees and Directors" and "Certain Relationships and Related-Party Transactions" in the Proxy Statement and is incorporated herein by reference.

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

Item 11. Executive Compensation.

The information set forth under the captions "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation" in the Proxy Statement is incorporated herein by reference.

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

Review of Deloitte & Touche LLP's Independence

Beginning in fiscal 2006, we engaged Deloitte as our independent registered public accounting firm with respect to our financial statements. In September 2008, Deloitte advised us that they believed an advisory partner on Deloitte's audit engagement team had entered into trades involving our securities on multiple occasions during the period of Deloitte's engagement. SEC rules require that we file annual financial statements that are audited by an independent registered public accounting firm. SEC rules also provide that when a partner serving in a capacity such as that of this advisory partner has an investment in securities of an audit client the audit firm is not considered independent with respect to that client.

This individual had served as the advisory partner on the audit engagement team from the commencement of Deloitte's engagement in fiscal 2006 until September 2008. The advisory partner is no longer an active partner at Deloitte. The audit partner heading the audit engagement team had responsibility for all substantive issues with respect to the planning, scope and conduct of Deloitte's audit of our company, while the former advisory partner was responsible for client relationship management, industry matters and service assessment.

The former advisory partner attended some, but not all, Audit Committee meetings. At these meetings, he reviewed with the committee reports of the annual inspection of Deloitte conducted by the Public Company Accounting Oversight Board as well as Deloitte's annual client service assessments. The former advisory partner also met occasionally with members of management or our audit committee. His role was to advise on industry matters and to maintain the relationship between Deloitte and us. He did not review substantive audit matters with management or the committee. The former advisory partner attended our annual meetings of shareholders as one of the Deloitte representatives attending those meetings. Neither the former advisory partner nor any other Deloitte representative spoke at any of these shareholder meetings and no questions were asked of Deloitte.

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

Following these investigations, Deloitte and our management advised our Audit Committee that no evidence was discovered that indicated that the former advisory partner had any substantive responsibility for or role in the conduct of the audit. Deloitte delivered a letter to our audit committee stating that, despite the trades in our securities by their former advisory partner and the resulting violation of the SEC's independence rules, the former advisory partner had not exercised any influence over the conduct of the audit or its conclusions with respect to the audit or accounting consultations, that the objectivity of the persons responsible for the actual conduct of the audit had not been affected by the former advisory partner's actions, and that Deloitte's independence was not impaired.

Based on the foregoing and our Audit Committee's understanding of the application of the relevant SEC rules, our Audit Committee accepted Deloitte's conclusion and letter regarding its independence and unanimously concluded that, based on all of the facts and circumstances known to the Audit Committee, Deloitte's independence was not impaired with respect to any of our financial statements covering periods during which the former advisory partner was a member of Deloitte's audit engagement team, including the current fiscal period. Deloitte and we have reported our respective conclusions regarding this matter to the SEC.

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

  3.
  Exhibits:

		Incorporated by Reference
						Filed Herewith
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

2.1	Sale and Purchase Agreement, dated May 7, 2008, among The Carphone Warehouse Group PLC, CPW Retail Holdings Limited; Best Buy Co., Inc. and Best Buy Distributions Limited	8-K/A	001-09595	1.1	5/13/2008
2.2	Agreement and Plan of Merger, dated September 14, 2008, by and among Best Buy Co., Inc., Puma Cat Acquisition Corp. and Napster, Inc.	8-K	001-09595	2.1	9/15/2008
3.1	Restated Articles of Incorporation	10-K	001-09595	3.1	5/2/2007
3.2	Amended and Restated By-Laws	8-K	001-09595	3.1	9/30/2008
4.1	Indenture by and among Best Buy Co., Inc., Best Buy Stores, L.P. and Wells Fargo Bank Minnesota, National Association, dated January 15, 2002, as amended and supplemented	S-3	333-83562	4.1	2/28/2002
4.2	Offer Letter Agreement between Royal Bank of Canada and Best Buy Canada Ltd. Magasins Best Buy Ltee dated March 9, 2004	10-K	001-09595	4.3	4/29/2004
4.3	Credit Agreement dated September 19, 2007 among Best Buy Co., Inc., the Subsidiary Guarantors, the Lenders, and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-09595	4	9/25/2007
4.4	First Amendment, dated as of June 17, 2008, to the Credit Agreement, dated as of September 19, 2007, among Best Buy Co., Inc., the Subsidiary Guarantors named therein, the Lenders named therein and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-09595	4.1	6/18/2008

		Incorporated by Reference
						Filed Herewith
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

4.5	Indenture, dated as of June 24, 2008, between Best Buy Co., Inc. and Wells Fargo Bank, N.A., as Trustee	8-K	001-09595	4.1	6/24/2008
4.6	Supplemental Indenture, dated as of June 24, 2008, between Best Buy Co., Inc. and Wells Fargo Bank, N.A., as Trustee	8-K	001-09595	4.2	6/24/2008
4.7	Registration Rights Agreement, dated as of June 24, 2008, by and among Best Buy Co., Inc., J.P. Morgan Securities Inc. and Goldman, Sachs & Co. for themselves and on behalf of the other initial purchasers of the Notes	8-K	001-09595	4.3	6/24/2008
4.8	Shareholders Agreement, dated June 30, 2008 (filed pursuant to Item 2.01), between The Carphone Warehouse Group PLC; CPW Retail Holdings Limited; Best Buy Co., Inc.; and Best Buy Distributions Limited	8-K	001-09595	4.1	7/3/2008
4.9	Amended Facility Agreement, dated November 6, 2008, between Best Buy Europe Distributions Ltd; Best Buy Co., Inc.; and The Carphone Warehouse Group PLC					X
*10.1	1994 Full-Time Employee Non-Qualified Stock Option Plan, as amended	10-K	001-09595	10.1	5/2/2007
*10.2	1997 Employee Non-Qualified Stock Option Plan, as amended	10-Q	001-09595	10.1	10/6/2005
*10.3	1997 Directors' Non-Qualified Stock Option Plan, as amended	10-K	001-09595	10.3	5/2/2007
*10.4	The Assumed Musicland 1998 Stock Incentive Plan	S-8	333-56146	4.3	2/23/2001
*10.5	2000 Restricted Stock Award Plan, as amended	10-Q	001-09595	10.2	10/6/2005
*10.6	Best Buy Co., Inc. 2004 Omnibus Stock and Incentive Plan, as amended	S-8	333-144957	99.1	7/30/2007
*10.7	2009 Long-Term Incentive Program Award Agreement, as approved by the Board of Directors on October 31, 2008					X
*10.8	Best Buy Fourth Amended and Restated Deferred Compensation Plan, as amended	10-K	001-09595	10.4	4/29/2004
*10.9	Best Buy Co., Inc. Performance Share Award Agreement dated August 5, 2008	8-K	001-09595	10.1	8/8/2008
12.1	Statements re: Computation of Ratios					X
21.1	Subsidiaries of the Registrant					X
23.1	Consent of Deloitte & Touche LLP					X
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

Incorporated by Reference
Filed Herewith
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
*
Management contracts or compensatory plans or arrangements required to be filed as exhibits pursuant to Item 15(b) of Form 10-K.

Pursuant to Item 601(b)(4)(iii) of Regulation S-K under the Securities Act of 1933, the registrant has not filed as exhibits to this Annual Report on Form 10-K certain instruments with respect to long-term debt under which the amount of securities authorized does not exceed 10% of the total assets of the registrant. The registrant hereby agrees to furnish copies of all such instruments to the SEC upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Best Buy Co., Inc. (Registrant)
By:	/s/ Bradbury H. Anderson Bradbury H. Anderson Vice Chairman and Chief Executive Officer Date: April 29, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Bradbury H. Anderson Bradbury H. Anderson	Vice Chairman and Chief Executive Officer (principal executive officer) and Director	April 29, 2009
/s/ James L. Muehlbauer James L. Muehlbauer	Executive Vice President — Finance and Chief Financial Officer (principal financial officer)	April 29, 2009
/s/ Susan S. Grafton Susan S. Grafton	Vice President, Controller and Chief Accounting Officer (principal accounting officer)	April 29, 2009
/s/ Kathy J. Higgins Victor Kathy J. Higgins Victor	Director	April 29, 2009
/s/ Ronald James Ronald James	Director	April 29, 2009
/s/ Elliot S. Kaplan Elliot S. Kaplan	Director	April 29, 2009
/s/ Sanjay Khosla Sanjay Khosla	Director	April 29, 2009
/s/ Allen U. Lenzmeier Allen U. Lenzmeier	Director	April 29, 2009
/s/ George L. Mikan III George L. Mikan III	Director	April 29, 2009
/s/ Matthew H. Paull Matthew H. Paull	Director	April 29, 2009
/s/ Rogelio M. Rebolledo Rogelio M. Rebolledo	Director	April 29, 2009
/s/ Richard M. Schulze Richard M. Schulze	Director	April 29, 2009
/s/ Frank D. Trestman Frank D. Trestman	Director	April 29, 2009
/s/ Hatim A. Tyabji Hatim A. Tyabji	Director	April 29, 2009
/s/ Gérard R. Vittecoq Gérard R. Vittecoq	Director	April 29, 2009

Schedule II

Valuation and Qualifying Accounts
($ in millions)

	Balance at Beginning of Period	Charged to Expenses or Other Accounts	Other		Balance at End of Period

Year ended February 28, 2009
Allowance for doubtful accounts	$24	$(5)	$78	(1)	$97
Sales return reserve	101	(4)	(3)	(2)	94
Year ended March 1, 2008
Allowance for doubtful accounts	$17	$15	$(8	)(1)	$24
Sales return reserve	104	(3)	—		101
Year ended March 3, 2007
Allowance for doubtful accounts	3	15	(1	)(1)	17
Sales return reserve	78	26	—		104
(1)
Includes bad debt write-offs and recoveries, acquisitions and the impact of foreign currency fluctuations.

(2)
Includes acquisitions and the impact of foreign currency fluctuations.