Form 10-Q
period 2009-05-30
BEST BUY CO INC
filed 2009-07-09
CIK 764478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, $.10 Par Value — 416,359,000 shares outstanding as of May 30, 2009.

BEST BUY CO., INC.

FORM 10-Q FOR THE QUARTER ENDED MAY 30, 2009

PART I — FINANCIAL INFORMATION

ITEM 1.            CONSOLIDATED FINANCIAL STATEMENTS

BEST BUY CO., INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

($ in millions, except per share amounts)

(Unaudited)

	May 30, 2009	February 28, 2009	May 31, 2008
CURRENT ASSETS
Cash and cash equivalents	$535	$498	$1,475
Short-term investments	8	11	68
Receivables	1,427	1,868	533
Merchandise inventories	5,486	4,753	5,005
Other current assets	954	1,062	652
Total current assets	8,410	8,192	7,733

PROPERTY AND EQUIPMENT, NET	4,184	4,174	3,456

GOODWILL	2,296	2,203	1,085

TRADENAMES	167	173	98

CUSTOMER RELATIONSHIPS	305	322	4

EQUITY AND OTHER INVESTMENTS	421	395	529

OTHER ASSETS	431	367	326

TOTAL ASSETS	$16,214	$15,826	$13,231

NOTE:  The consolidated balance sheet as of February 28, 2009, has been condensed from the audited consolidated financial statements.

See Notes to Condensed Consolidated Financial Statements.

BEST BUY CO., INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

($ in millions, except per share amounts)

(Unaudited)

	May 30, 2009	February 28, 2009	May 31, 2008
CURRENT LIABILITIES
Accounts payable	$4,996	$4,997	$4,697
Unredeemed gift card liabilities	428	479	481
Accrued compensation and related expenses	404	459	284
Accrued liabilities	1,365	1,382	1,016
Accrued income taxes	92	281	40
Short-term debt	1,017	783	469
Current portion of long-term debt	54	54	40
Total current liabilities	8,356	8,435	7,027

LONG-TERM LIABILITIES	1,236	1,109	880

LONG-TERM DEBT	1,121	1,126	650

SHAREHOLDERS’ EQUITY
Best Buy Co., Inc. Shareholders’ Equity
Preferred stock, $1.00 par value: Authorized — 400,000 shares; Issued and outstanding — none	—	—	—
Common stock, $.10 par value: Authorized — 1.0 billion shares; Issued and outstanding — 416,359,000, 413,684,000 and 411,930,000 shares, respectively	42	41	41
Additional paid-in capital	294	205	72
Retained earnings	4,808	4,714	4,058
Accumulated other comprehensive (loss) income	(154)	(317)	463
Total Best Buy Co., Inc. shareholders’ equity	4,990	4,643	4,634
Noncontrolling interests	511	513	40
Total shareholders’ equity	5,501	5,156	4,674

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$16,214	$15,826	$13,231

NOTE:  The consolidated balance sheet as of February 28, 2009, has been condensed from the audited consolidated financial statements.

See Notes to Condensed Consolidated Financial Statements.

BEST BUY CO., INC.

CONSOLIDATED STATEMENTS OF EARNINGS

($ in millions, except per share amounts)

(Unaudited)

	Three Months Ended
	May 30, 2009	May 31, 2008
Revenue	$10,095	$8,990
Cost of goods sold	7,538	6,857
Gross profit	2,557	2,133
Selling, general and administrative expenses	2,209	1,856
Restructuring charges	52	—
Operating income	296	277
Other income (expense)
Investment income and other	9	21
Interest expense	(23)	(13)

Earnings before income tax expense and equity in loss of affiliates	282	285
Income tax expense	126	106
Equity in loss of affiliates	—	(1)
Net earnings including noncontrolling interests	156	178
Net (earnings) loss attributable to noncontrolling interests	(3)	1

Net earnings attributable to Best Buy Co., Inc.	$153	$179

Earnings per share attributable to Best Buy Co., Inc.
Basic	$0.37	$0.44
Diluted	$0.36	$0.43

Dividends declared per common share	$0.14	$0.13

Weighted average common shares outstanding (in millions)
Basic	415.2	411.4
Diluted	425.7	423.4

See Notes to Condensed Consolidated Financial Statements.

BEST BUY CO., INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)

(Unaudited)

	Three Months Ended
	May 30, 2009	May 31, 2008
OPERATING ACTIVITIES
Net earnings including noncontrolling interests	$156	$178
Adjustments to reconcile net earnings including noncontrolling interests to total cash used in operating activities
Depreciation	196	153
Amortization of definite-lived intangible assets	21	—
Restructuring charges	52	—
Stock-based compensation	27	25
Deferred income taxes	24	(20)
Excess tax benefits from stock-based compensation	(2)	(4)
Other, net	1	1
Changes in operating assets and liabilities, net of acquired assets and liabilities
Receivables	421	27
Merchandise inventories	(668)	(295)
Other assets	99	(33)
Accounts payable	(33)	344
Other liabilities	(163)	(87)
Income taxes	(184)	(350)
Total cash used in operating activities	(53)	(61)

INVESTING ACTIVITIES
Additions to property and equipment, net of $100 non-cash capital expenditures in the three months ended May 31, 2008	(186)	(220)
Purchases of investments	(3)	(58)
Sales of investments	22	91
Change in restricted assets	11	(24)
Other, net	(15)	—
Total cash used in investing activities	(171)	(211)

FINANCING ACTIVITIES
Borrowings of debt	1,806	627
Repayments of debt	(1,558)	(313)
Dividends paid	(58)	(54)
Issuance of common stock under employee stock purchase plan and for the exercise of stock options	71	35
Excess tax benefits from stock-based compensation	2	4
Other, net	(2)	12
Total cash provided by financing activities	261	311

EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	(2)

INCREASE IN CASH AND CASH EQUIVALENTS	37	37

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	498	1,438

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$535	$1,475

See Notes to Condensed Consolidated Financial Statements.

BEST BUY CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

($ in millions, except per share amounts)

(Unaudited)

1.                        Basis of Presentation

Unless the context otherwise requires, the use of the terms “Best Buy,” “we,” “us” and “our” in these Notes to Condensed Consolidated Financial Statements refers to Best Buy Co., Inc. and its consolidated subsidiaries.

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary for a fair presentation as prescribed by accounting principles generally accepted in the United States. All adjustments were comprised of normal recurring adjustments, except as noted in these Notes to Condensed Consolidated Financial Statements.

Historically, we have realized more of our revenue and earnings in the fiscal fourth quarter, which includes the majority of the holiday shopping season in the U.S., Europe and Canada, than in any other fiscal quarter. Due to the seasonal nature of our business, interim results are not necessarily indicative of results for the entire fiscal year. The interim financial statements and the related notes in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended February 28, 2009.

We consolidate the financial results of our Europe, China and Mexico operations on a two-month lag. There were no significant intervening events that would have materially affected our consolidated financial statements had they been recorded during the three months ended May 30, 2009.

Reclassifications

To maintain consistency and comparability, we reclassified certain prior-year amounts to conform to the current-year presentation as described in Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended February 28, 2009. To conform to the current-year presentation, we reclassified to customer relationships, $4 at May 31, 2008, which was previously reported in other assets on our consolidated balance sheet.

In addition, as a result of the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, as described below in New Accounting Standards, we:

•                  reclassified to noncontrolling interests, a component of shareholders’ equity, $513 and $40 at February 28, 2009, and May 31, 2008, respectively, which was previously reported as minority interests on our condensed consolidated balance sheets;

•                  reported as separate captions within our consolidated statements of earnings, net earnings including noncontrolling interests, net (earnings) loss attributable to noncontrolling interests, and net earnings attributable to Best Buy Co., Inc. of $178, $1 and $179, respectively, for the three months ended May 31, 2008; and

•                  utilized net earnings including noncontrolling interests of $178 for the three months ended May 31, 2008 as the starting point on our consolidated statements of cash flows in order to reconcile net earnings to cash flows from operating activities, rather than beginning with net earnings, which was previously exclusive of noncontrolling interests.

These reclassifications had no effect on previously reported consolidated operating income, net earnings attributable to Best Buy Co., Inc., or net cash flows from operating activities.  Also, earnings per share continues to be based on net earnings attributable to Best Buy Co., Inc.

New Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles. This standard replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (“SEC”), which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009.  We will begin to use the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of fiscal 2010.  As the Codification was not intended to change or alter existing GAAP, it will not have any impact on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140. The new standard eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. SFAS No. 166 is effective for fiscal years beginning after November 15, 2009.  We will adopt SFAS No. 166 in fiscal 2011 and are evaluating the impact it will have to our consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. This standard is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  SFAS No. 165 is effective for fiscal years and interim periods ended after June 15, 2009 and will be applied prospectively. We will adopt SFAS No. 165 in the second quarter of fiscal 2010 and do not expect that it will have a material impact on our consolidated financial statements.

In April 2009, the FASB issued three FASB Staff Positions (“FSP”) intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities. FSP No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides additional guidelines for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements. FSP No. 115-2, Recognition and Presentation of Other-Than-Temporary Impairments, provides additional guidance related to the disclosure of impairment losses on securities and the accounting for impairment losses on debt securities. FSP No. 115-2 does not amend existing guidance related to other-than-temporary impairments of equity securities. FSP No. 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments, increases the frequency of fair value disclosures. These FSPs are effective for fiscal years and interim periods ended after June 15, 2009 and will be effective for us beginning in the second quarter of fiscal 2010. We are evaluating the impact these FSPs will have on our financial statements and related disclosures, but do not expect that they will have a material impact on our consolidated financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand the effect these instruments and activities have on an entity’s financial position, financial performance and cash flows. Entities are required to provide enhanced disclosures about: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Our adoption of SFAS No. 161 in the fourth quarter of fiscal 2009 had no impact on our consolidated financial statements. However, in the first quarter of fiscal 2010, we entered into significant derivative hedging contracts and, accordingly, we have included the disclosures required by SFAS No. 161 in Note 7, Derivative Instruments, which are provided on a prospective basis.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. SFAS No. 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of shareholders’ equity. This new consolidation method significantly changes the accounting for transactions with minority interest holders. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. We adopted SFAS No. 160 on March 1, 2009, and applied the provisions of the standard prospectively, except for the presentation and disclosure requirements, which we applied retrospectively. Our adoption of SFAS No. 160 did not have a material impact on our consolidated financial statements other than the following reporting and disclosure changes which we applied retrospectively to all periods presented:

(i)             we recharacterized minority interests previously reported on our condensed consolidated balance sheets as noncontrolling interests and classified them as a component of shareholders’ equity;

(ii)          we adjusted certain captions previously utilized on our consolidated statements of earnings to specifically identify net earnings attributable to noncontrolling interests and net earnings attributable to Best Buy Co., Inc.; and

(iii)  in order to reconcile net earnings to the cash flows from operating activities, we changed the starting point on our consolidated statements of cash flows from net earnings to net earnings including noncontrolling interests with net earnings or loss from the noncontrolling interest (previously, minority interests) no longer a reconciling item in arriving at net cash flows from operating activities in our consolidated statement of cash flows.

Additional disclosures required by this standard are included in Note 9, Supplemental Equity and Comprehensive Income Information.

2.                        Acquisitions

Five Star

We acquired a 75% interest in Jiangsu Five Star Appliance Co., Ltd. (“Five Star”) in June 2006, for $184, which included a working capital injection of $122. At the time of the acquisition, we also entered into an agreement with Five Star’s minority shareholders to acquire the remaining 25% interest in Five Star within four years, subject to Chinese government approval.

On February 6, 2009, we were granted a business license to acquire the remaining 25% interest in Five Star and our acquisition converted Five Star into a wholly-owned foreign enterprise. The $191 purchase price for the remaining 25% interest was primarily based on a previously agreed-upon pricing formula, consisting of a base purchase price and an earn-out for the remaining Five Star shareholders. The amount paid in excess of the fair value of the net assets acquired, as agreed to at the time of the initial purchase, furthers our international growth plans and accelerates the integration of Best Buy and Five Star in China.

The acquisition of the remaining 25% interest in Five Star for $191 was accounted for using the purchase method in accordance with SFAS No. 141, Business Combinations. We recorded the net assets acquired at their estimated fair values. We included Five Star’s operating results, which are reported on a two-month lag, from the date of acquisition as part of our International segment. The purchase price allocation is preliminary and will be finalized no later than the fourth quarter of fiscal 2010. None of the goodwill is deductible for tax purposes.

The preliminary purchase price allocation was as follows:

Net assets of noncontrolling interests	$48
Tradename	8
Goodwill	137
Total assets	193

Long-term liabilities	(2)

Purchase price allocated to assets and liabilities acquired	$191

Napster

On October 25, 2008, we acquired Napster, Inc. (“Napster”) for $121 (or $100 net of cash acquired), pursuant to a cash tender offer whereby all issued and outstanding shares of Napster common stock, and all stock purchase rights associated with such shares, were acquired by us at a price of $2.65 per share. Of the $121 purchase price, $4 represented our previous ownership interest in Napster common shares. The effective acquisition date for accounting purposes was the close of business on October 31, 2008, the end of Napster’s fiscal October.

We entered into this transaction as we believe Napster has one of the most comprehensive and easy-to-use digital music offerings in the industry. The amount we paid in excess of the fair value of the net assets acquired was to obtain Napster’s capabilities and digital subscriber base to reach new customers with an enhanced experience for exploring and selecting music and other digital entertainment products over an increasing array of devices, such as bundling the sale of hardware with digital services. We believe the combined capabilities of our two companies allows us to build stronger relationships with customers and expand the number of subscribers.

We have consolidated Napster in our financial results as part of our Domestic segment from the date of acquisition. We accounted for the acquisition pursuant to SFAS No. 141, using the purchase method. Accordingly, we recorded the net assets acquired at their estimated fair values and allocated the purchase price on a preliminary basis using information then available. The allocation of the purchase price to the acquired assets and liabilities will be finalized no later than the third quarter of fiscal 2010, as we obtain more information regarding asset valuations, liabilities assumed and revisions of preliminary estimates of fair values made at the date of acquisition. None of the goodwill is deductible for tax purposes.

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

Best Buy Europe

On May 7, 2008, we entered into a Sale and Purchase Agreement with The Carphone Warehouse Group PLC (“CPW”). All conditions to closing were satisfied, and the transaction was consummated on June 30, 2008. The effective acquisition date for accounting purposes was the close of business on June 28, 2008, the end of CPW’s fiscal first quarter. Pursuant to the transaction, CPW contributed certain assets and liabilities into a newly-formed company,

Best Buy Europe Distributions Limited (“Best Buy Europe”), in exchange for all of the ordinary shares of Best Buy Europe, and our wholly-owned subsidiary, Best Buy Distributions Limited, purchased 50% of such ordinary shares of Best Buy Europe from CPW for an aggregate purchase price of $2,167. In addition to the purchase price paid to CPW, we incurred $29 of transactions costs for an aggregate purchase price of $2,196.

Pursuant to the shareholder’s agreement with CPW, our designees to the Best Buy Europe board of directors have ultimate approval rights over select Best Buy Europe senior management positions and the annual capital and operating budgets of Best Buy Europe.

The assets and liabilities contributed to Best Buy Europe by CPW included CPW’s retail and distribution business, consisting of retail stores and online offerings; mobile airtime reselling operations; device insurance operations; fixed line telecommunications businesses in Spain and Switzerland; facilities management business, under which it bills and manages the customers of network operators in the U.K.; dealer business, under which it acts as a wholesale distributor of handsets and airtime vouchers; and economic interests in pre-existing commercial arrangements with us (Best Buy Mobile in the U.S. and the Geek Squad joint venture in the U.K. and Spain).

The amount we paid at the time of acquisition in excess of the fair value of the net assets acquired was primarily for (i) the expected future cash flows derived from the existing business and infrastructure contributed to Best Buy Europe by CPW, which included over 2,400 retail stores, (ii) immediate access to the European market with a management team that is experienced in both retailing and wireless service technologies in this marketplace, and (iii) the expected synergies our management believes the venture will generate, which include benefits from joint purchasing, sourcing and merchandising. In addition, Best Buy Europe plans to introduce new product and service offerings in its retail stores and, beginning in fiscal 2011, launch large-format Best Buy-branded stores and Web sites in the European market.

We have consolidated Best Buy Europe in our financial results as part of our International segment from the date of acquisition. We consolidate the financial results of Best Buy Europe on a two-month lag to align with CPW’s quarterly reporting periods.

We accounted for the acquisition pursuant to SFAS No. 141, using the purchase method. Accordingly, we recorded the net assets acquired at their estimated fair values and allocated the purchase price on a preliminary basis using information then available. The allocation of the purchase price to the acquired assets and liabilities will be finalized no later than the second quarter of fiscal 2010, as we obtain more information regarding asset valuations, liabilities assumed and revisions of preliminary estimates of fair values made at the date of purchase. None of the goodwill is deductible for tax purposes.

The preliminary purchase price allocation was as follows:

Cash and cash equivalents	$124
Restricted cash	112
Receivables	1,186
Merchandise inventories	535
Other current assets	110
Property and equipment	500
Goodwill	1,515
Tradenames	93
Customer relationships	484
Other assets	203
Total assets	4,862

Accounts payable	(803)
Other current liabilities	(705)
Short-term debt	(299)
Long-term liabilities	(215)
Total liabilities	(2,022)

Noncontrolling interests[1]	(644)

Purchase price allocated to assets and liabilities acquired	$2,196

1                      We acquired a 50% interest in the net assets of Best Buy Europe and are consolidating the financial results of Best Buy Europe as part of our International segment from the date of acquisition. We recorded the fair value adjustments only in respect of the 50% of net assets acquired, with the remaining 50% of the net assets of Best Buy Europe being consolidated and recorded at their historical cost basis. This also resulted in an initial $644 noncontrolling interest being reflected in our condensed consolidated balance sheet in respect of the 50% owned by CPW.

The valuation of the identifiable intangible assets acquired was based on management’s estimates, then available information and reasonable and supportable assumptions. The allocation was generally based on the fair value of these assets using income and market approaches. The amortizable intangible assets are being amortized using a straight-line method over their respective estimated useful lives. The following table summarizes the identified intangible asset categories and their respective weighted average amortization periods:

	Weighted Average
	Amortization Period (in years)	Fair Value
Customer relationships	6.8	$484
Tradenames	4.2	93
Total	6.4	$577

We recorded an estimate for costs to terminate certain activities associated with Best Buy Europe operations in accordance with Emerging Issues Task Force Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. A restructuring accrual of $20 has been recorded and reflects the accrued restructuring costs incurred at the date of acquisition, primarily for store closure costs and agreement termination fees, which we expect to be utilized primarily in fiscal 2010. The restructuring accrual was not utilized in fiscal 2009 or the first quarter of fiscal  2010.

Our interest in Best Buy Europe is separate from our investment in the common stock of CPW, as discussed in Note 3, Investments.

Pro Forma Financial Results

Our pro forma condensed consolidated financial results of operations are presented in the following table as if the acquisitions described above had been completed at the beginning of each period presented:

	Three months ended
	May 30,	May 31,
	2009	2008
Pro forma revenue	$10,095	$10,509
Pro forma net earnings	153	166

Pro forma earnings per common share
Basic	$0.37	$0.40
Diluted	0.36	0.40

Weighted average common shares outstanding
Basic	415.2	411.4
Diluted	425.7	423.4

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

3.                       Investments

Investments were comprised of the following:

	May 30, 2009	February 28, 2009	May 31, 2008
Short-term investments
Money market fund	$8	$8	$—
Debt securities	—	—	68
Other investments	—	3	—
Total short-term investments	$8	$11	$68

Equity and other investments
Debt securities	$298	$314	$380
Marketable equity securities	79	41	131
Other investments	44	40	18
Total equity and other investments	$421	$395	$529

Money Market Fund

We have $9 par value invested in one money market fund, The Reserve International Liquidity Fund, Ltd. (“RILF”). On September 15, 2008, we issued a redemption request for the entire $25 then outstanding and received $16 in January 2009. At May 30, 2009, the RILF has not yet honored our redemption request in full and, accordingly, we have presented the $8 fair value of the investment ($9 par value net of a $1 realized loss on investment) within short-term investments on our condensed consolidated balance sheet.

Debt Securities

The following table presents the fair values, related weighted-average interest rates (taxable equivalent), maturities and major security types for our investments in debt securities:

	May 30, 2009		February 28, 2009		May 31, 2008
	Fair Value	Weighted- Average Interest Rate	Fair Value	Weighted- Average Interest Rate	Fair Value	Weighted- Average Interest Rate
Short-term investments	$—	N/A	$—	N/A	$68	3.73%
Long-term investments	298	1.59%	314	2.04%	380	6.47%
Total	$298		$314		$448

Auction-rate securities[1]	$298		$314		$380
Commercial paper	—		—		68
Total	$298		$314		$448

1          The par value of our auction-rate securities was $312, $329 and $380 at May 30, 2009, February 28, 2009, and May 31, 2008, respectively.

In accordance with our investment policy, we place our investments in debt securities with issuers who have high-quality credit and limit the amount of investment exposure to any one issuer. The primary objectives of our investment activities are to preserve principal, maintain a desired level of liquidity to meet working capital needs and minimize exposure to interest rate fluctuations.

Short-term and long-term investments are comprised of auction-rate securities (“ARS”) and commercial paper. We classify investments in ARS and other investments in debt securities as available-for-sale and carry them at fair value. ARS were intended to behave like short-term debt instruments because their interest rates reset periodically through an auction process, most commonly at intervals of 7, 28 and 35 days. The auction process has historically provided a means by which we may rollover the investment or sell these securities at par in order to provide us with liquidity as needed.

Our ARS portfolio consisted of the following at May 30, 2009, February 28, 2009, and May 31, 2008:

Description	Nature of collateral or guarantee	May 30, 2009	February 28, 2009	May 31, 2008
Student loan bonds	Student loans guaranteed 95% to 100% by the U.S. government	$274	$276	$298
Municipal revenue bonds	94% insured by AA/Aa-rated bond insurers at May 30, 2009	24	24	59
Auction preferred securities	Underlying investments of closed-end funds	—	14	23
Total fair value		$298	$314	$380

At May 30, 2009, our ARS portfolio was 74% AAA/Aaa-rated, 8% AA/Aa-rated and 18% A/A-rated.

In mid-February 2008, auctions began to fail due to insufficient buyers, as the amount of securities submitted for sale in auctions exceeded the aggregate amount of the bids. For each failed auction, the interest rate on the security moves to a maximum rate specified for each security, and generally resets at a level higher than specified short-term interest rate benchmarks. We sold $17 in ARS at par during the first quarter of fiscal 2010. However, at May 30, 2009, our entire remaining ARS portfolio, consisting of 52 investments in ARS, was subject to failed auctions. Subsequent to May 30, 2009, and through July 7, 2009, we sold $3 (par value) of our ARS. To date, we have collected all interest due on our ARS and expect to continue to do so in the future.

As a result of the persistent failed auctions, and the uncertainty of when these investments could be liquidated at par, we have classified all of our investments in ARS as non-current assets within equity and other investments in our consolidated balance sheet at May 30, 2009. The investment principal associated with failed auctions will not be accessible until successful auctions occur, a buyer is found outside of the auction process, the issuers establish a different form of financing to replace these securities, or final payments come due according to the contractual maturities of the debt issues, which range from eight to 40 years. We believe that issuers and financial markets are exploring alternatives that may improve liquidity, although it is not yet clear when or if such efforts will be successful. We intend to hold our ARS until we can recover the full principal amount through one of the means described above, and have the ability to do so based on our other sources of liquidity.

Of our ARS portfolio, $89 was marketed and sold by UBS AG and its affiliates (collectively, “UBS”). In October 2008, we accepted a settlement with UBS pursuant to which UBS issued to us Series C-2 Auction Rate Securities Rights (“ARS Rights”). The ARS Rights provide us the right to receive the par value of our UBS-brokered ARS plus accrued but unpaid interest at any time between June 30, 2010, and July 2, 2012.

We evaluated our entire ARS portfolio of $312 (par value) for impairment at May 30, 2009, based primarily on the methodology described in Note 4, Fair Value Measurements. As a result of this review, we determined that the fair value of our ARS portfolio at May 30, 2009, was $298. Accordingly, we recognized a $14 pre-tax unrealized loss in accumulated other comprehensive income. This unrealized loss reflects a temporary impairment on all of our investments in ARS, except for our investments in ARS with UBS, for which we have determined that fair value approximates par value. The estimated fair value of our ARS portfolio could change significantly based on future market conditions. We will continue to assess the fair value of our ARS portfolio for substantive changes in relevant market conditions, changes in our financial condition or other changes that may alter our estimates described above. We may be required to record an additional unrealized holding loss or an impairment charge to earnings if we determine that our ARS portfolio has incurred a further decline in fair value that is temporary or other-than-temporary, respectively.

We had $(9), $(10) and $0 in unrealized (loss) gain, net of tax, recorded in accumulated other comprehensive income at May 30, 2009, February 28, 2009, and May 31, 2008, respectively, related to our investments in debt securities.

Marketable Equity Securities

We invest in marketable equity securities and classify them as available-for-sale. Investments in marketable equity securities are classified as non-current assets within equity and other investments in our condensed consolidated balance sheets, and are reported at fair value based on quoted market prices.

Our investments in marketable equity securities were as follows:

	May 30, 2009	February 28, 2009	May 31, 2008

Common stock of CPW	$70	$40	$124
Other	9	1	7
Total	$79	$41	$131

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

We purchased shares of CPW’s common stock in fiscal 2008 for $183.  The decrease in value of our investment in CPW common stock since May 31, 2008, is due primarily to a $111 other-than-temporary impairment charge we recorded in the third quarter of fiscal 2009.  Subsequent to February 28, 2009, the market price of CPW common stock increased and, accordingly, we recorded a $23 pre-tax unrealized gain in accumulated other comprehensive income related to this investment.

All unrealized holding gains or losses related to our investments in marketable equity securities are reflected net of tax in accumulated other comprehensive income in shareholders’ equity. Net unrealized gain (loss), net of tax, included in accumulated other comprehensive income was $20, $(4) and $(58) at May 30, 2009, February 28, 2009, and May 31, 2008, respectively.

Other Investments

The aggregate carrying values of investments accounted for using either the cost method or the equity method, at May 30, 2009, February 28, 2009, and May 31, 2008, were $44, $43 and $18, respectively.

4.                        Fair Value Measurements

We adopted SFAS No. 157, Fair Value Measurements, on March 2, 2008. This standard defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 also establishes a three-tier valuation hierarchy based upon observable and non-observable inputs.

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The fair value hierarchy requires the use of observable market data when available. In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following tables set forth by level within the fair value hierarchy, our financial assets and liabilities that were accounted for at fair value on a recurring basis at May 30, 2009, February 28, 2009, and May 31, 2008, according to the valuation techniques we used to determine their fair values. See Note 4, Fair Value Measurements, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended February 28, 2009, for a description of the valuation techniques applied.

		Fair Value Measurements Using Inputs Considered as
	Fair Value at May 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS
Short-term investments
Money market fund	$8	$—	$8	$—
Other current assets
U.S. Treasury bills (restricted cash)	85	85	—	—
Money market funds (restricted cash)	60	60	—	—
Derivative instruments	3	—	3	—
Equity and other investments
Auction rate securities	298	—	—	298
Marketable equity securities	79	79	—	—
Other assets
Assets that fund deferred compensation	67	67	—	—

LIABILITIES
Accrued liabilities
Derivative instruments	6	—	6	—
Long-term liabilities
Deferred compensation	56	56	—	—

		Fair Value Measurements Using Inputs Considered as
	Fair Value at February 28, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS
Short-term investments
Money market fund	$8	$—	$8	$—
Other current assets (restricted assets)
U.S. Treasury bills	125	125	—	—
Equity and other investments
Auction rate securities	314	—	—	314
Marketable equity securities	41	41	—	—
Other assets
Assets that fund deferred compensation	64	64	—	—

LIABILITIES
Long-term liabilities
Deferred compensation	55	55	—	—

		Fair Value Measurements Using Inputs Considered as
	Fair Value at May 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS
Cash and cash equivalents
Cash equivalents	$1,136	$647	$489	$—
Short-term investments
Debt securities	68	—	68	—
Other current assets (restricted assets)
Cash equivalents	114	114	—	—
Equity and other investments
Auction rate securities	380	—	—	380
Marketable equity securities	131	131	—	—
Other assets
Assets that fund deferred compensation	84	84	—	—

LIABILITIES
Long-term liabilities
Deferred compensation	77	77	—	—

The following tables provide a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3).

	Debt securities- Auction-rate securities only
	Student loan bonds	Municipal revenue bonds	Auction preferred securities	Total
Balances at February 28, 2009	$276	$24	$14	$314
Unrealized gain included in other comprehensive income	—	—	1	1
Purchases, sales and settlements, net	(2)	—	(15)	(17)
Balances at May 30, 2009	$274	$24	$—	$298

	Debt securities- Auction-rate securities only
	Student loan bonds	Municipal revenue bonds	Auction preferred securities	Total
Balances at March 1, 2008	$297	$97	$23	$417
Purchases, sales and settlements, net	(1)	(38)	—	(39)
Interest accrued	2	—	—	2
Balances at May 31, 2008	$298	$59	$23	$380

Our investments in auction-rate securities were classified as Level 3 as quoted prices were unavailable due to events described in Note 3, Investments. Due to limited market information, we utilized a discounted cash flow (“DCF”) model to derive an estimate of fair value at May 30, 2009. The assumptions used in preparing the DCF model included estimates with respect to the amount and timing of future interest and principal payments, forward projections of the interest rate benchmarks, the probability of full repayment of the principal considering the credit quality and guarantees in place, and the rate of return required by investors to own such securities given the current liquidity risk associated with auction-rate securities.

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

Disclosures for nonfinancial assets and liabilities that are measured at fair value, but are recognized and disclosed at fair value on a nonrecurring basis, were required prospectively beginning March 1, 2009. During the three months ended May 30, 2009, we had no significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

5.                        Goodwill and Intangible Assets

The changes in the carrying amount of goodwill and indefinite-lived tradenames by segment were as follows in the three months ended May 30, 2009 and May 31, 2008:

	Goodwill			Tradenames
	Domestic	International	Total	Domestic	International	Total
Balances at February 28, 2009	$434	$1,769	$2,203	$32	$72	$104
Adjustments to purchase price allocation	—	10	10	—	—	—
Changes in foreign currency exchange rates	—	83	83	—	7	7
Balances at May 30, 2009	$434	$1,862	$2,296	$32	$79	$111

	Goodwill			Tradenames
	Domestic	International	Total	Domestic	International	Total
Balances at March 1, 2008	$450	$638	$1,088	$23	$74	$97
Changes in foreign currency exchange rates	—	(3)	(3)	—	1	1
Balances at May 31, 2008	$450	$635	$1,085	$23	$75	$98

The following table provides the gross carrying amount and related accumulated amortization of definite-lived intangible assets:

	May 30, 2009		February 28, 2009		May 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Tradenames	$69	$(13)	$79	$(10)	$—	$—
Customer relationships	369	(64)	367	(45)	6	(2)
Total	$438	$(77)	$446	$(55)	$6	$(2)

Total amortization expense for the three months ended May 30, 2009 and May 31, 2008 was $21 and less than $1, respectively.  The estimated future amortization expense for identifiable intangible assets during the remainder of fiscal 2010 and for the next four years is as follows:

Fiscal Year
Remainder of fiscal 2010	$61
2011	81
2012	61
2013	42
2014	37
Thereafter	79

6.                        Restructuring Charges

In the fourth quarter of fiscal 2009, we implemented a restructuring plan for our domestic and international businesses to support our fiscal 2010 strategy and long-term growth plans. We believe these changes will provide an operating structure that will support a more effective and efficient use of our resources and provide a platform from which key strategic initiatives can progress despite changing economic conditions. In the fourth quarter of fiscal 2009, we recorded charges of $78, related primarily to voluntary and involuntary separation plans at our corporate headquarters.

In April 2009, we notified our U.S. Best Buy store employees of our intention to update our store operating model, which included eliminating certain positions. In addition, we incurred restructuring charges related to employee termination benefits and business reorganization costs at Best Buy Europe within our International segment.  As a result of our restructuring efforts, we recorded charges of $52 in the first quarter of fiscal 2010.

We expect to be substantially complete with our announced restructuring activities in fiscal 2010. We will continue to evaluate our operating structure and cannot project whether any further restructuring charges will be necessary.

All charges related to our restructuring plan were presented as restructuring charges in our consolidated statements of earnings. The composition of our restructuring charges incurred in the three months ended May 30, 2009, as well as the cumulative amount incurred through May 30, 2009, for both the Domestic and International segments, were as follows:

	Domestic		International		Total
	Three Months Ended May 30, 2009	Cumulative Amount to Date	Three Months Ended May 30, 2009	Cumulative Amount to Date	Three Months Ended May 30, 2009	Cumulative Amount to Date
Termination benefits	$25	$94	$26	$32	$51	$126
Facility closure costs	—	1	1	1	1	2
Property and equipment write-downs	—	2	—	—	—	2
Total	$25	$97	$27	$33	$52	$130

The following table summarizes our restructuring activity in the three months ended May 30, 2009, related to termination benefits and facility closure costs:

	Termination Benefits	Facility Closure Costs	Total
Balances at February 28, 2009	$73	$1	$74
Charges	51	1	52
Cash payments	(67)	—	(67)
Balances at May 30, 2009	$57	$2	$59

7.                        Derivative Instruments

We manage our economic and transaction exposure to certain market-based risks through the use of derivative instruments. Under this strategy, foreign currency exchange contracts are utilized to hedge certain forecasted inventory purchases, revenue streams and net investments in certain foreign operations. Our primary objective in holding derivatives is to reduce the volatility of earnings and cash flows as well as net asset values associated with changes in foreign currency exchange rates. We do not hold or issue derivative financial instruments for trading or speculative purposes.

We record all derivatives on our consolidated balance sheets at fair value and evaluate hedge effectiveness prospectively and retrospectively. We formally document all hedging relationships at inception for all derivative hedges and the underlying hedged items, as well as the risk management objectives and strategies for undertaking the hedge transactions. Our strategy employs both cash flow and net investment hedges. In addition, we have derivatives which are not designated as hedging instruments. We have no derivatives that have credit-risk-related contingent features, and we mitigate our credit risk by engaging with major financial institutions as our counterparties.

Cash Flow Hedges

We enter into foreign currency exchange contracts to hedge against the effect of exchange rate fluctuations on certain forecasted inventory purchases and revenue streams denominated in non-functional currencies. The contracts have terms of up to three years. We report the effective portion of the gain or loss on a cash flow hedge as a component of other comprehensive income and it is subsequently reclassified into net earnings in the period in which the hedged transaction affects net earnings or the forecasted transaction is no longer probable of occurring.  We classify the cash flows from derivatives treated as hedges in our consolidated statement of cash flows in the same category as the item being hedged. We report the ineffective portion, if any, of the gain or loss in net earnings.

Net Investment Hedges

We also enter into foreign currency exchange swap contracts to hedge against the effect of euro and swiss franc exchange rate fluctuations on net investments of certain foreign operations. For a net investment hedge, we recognize changes in the fair value of the derivative as a component of foreign currency translation within other comprehensive income to offset a portion of the change in the translated value of the net investment being hedged, until the investment is sold or liquidated.  We limit recognition in net earnings of amounts previously recorded in cumulative translation of other comprehensive income to circumstances such as complete or substantially complete liquidation of the net investment in the hedged foreign operation.  We report the ineffective portion, if any, of the gain or loss in net earnings.

Derivatives Not Designated as Hedging Instruments

Derivatives not designated as hedging instruments include forward currency exchange contracts used to manage the impact of fluctuations in foreign currency exchange rates relative to recognized receivable and payable balances denominated in non-functional currencies.  The contracts have terms of up to three months. These derivative instruments are not designated in hedging relationships; therefore, we record gains and losses on these contracts directly in net earnings.  There were no dedesignated derivative instruments formerly designated in cash flow hedging relationships at May 30, 2009.

Summary of Derivative Balances

The following table presents the gross fair values for derivative instruments and the corresponding classification in our condensed consolidated balance sheet at May 30, 2009:

	Assets		Liabilities
Contract Type	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value

Derivatives designated as hedging instruments
Cash flow hedges
Foreign exchange forward contracts	Other current assets	$3	Accrued liabilities	$(1)

Net investment hedges
Foreign exchange swap contracts	Other current assets	—	Accrued liabilities	(3)

Total derivatives designated as hedging instruments		$3		$(4)

Derivatives not designated as hedging instruments
Foreign currency forward contracts	Other current assets	—	Accrued liabilities	(2)

Total derivatives		$3		$(6)

The following table presents the effects of derivative instruments on other comprehensive income (“OCI”) and on our consolidated statement of earnings for the three months ended May 30, 2009:

		Gain (Loss) Recognized in Income on Derivative (Ineffective Portion) [2]		Gain (Loss) Reclassified from Accumulated OCI to Net Earnings (Effective Portion)
Contract Type	Gain (Loss) Recognized in OCI [1]	Line Item in Consolidated Statement of Earnings	Amount	Line Item in Consolidated Statement of Earnings	Amount

Derivatives designated as hedging instruments
Cash flow hedges
Foreign exchange forward contracts	$(2)	Selling, general and administrative expenses (“SG&A”)	$—	SG&A	$—

Net investment hedges
Foreign exchange swap contracts	18	—	—	—	—

Total	$16		$—		$—

1                   Reflects amount recognized in OCI prior to reclassification of $(1) and $9 to noncontrolling interests for the cash flow and net investment hedges, respectively.

2                   There are no amounts excluded from the assessment of hedge effectiveness.

The following table presents the effects of derivatives not designated as hedging instruments on our consolidated statement of earnings for the three months ended May 30, 2009:

	Line Item in Consolidated Statement of Earnings	Gain (Loss) Recognized in Income

Derivatives not designated as hedging instruments

Foreign exchange forward contracts	SG&A	$(4)

The following table presents the notional amounts of our foreign currency exchange contracts at May 30, 2009:

Notional Amount
Derivatives designated as cash flow hedging instruments	$213
Derivatives designated as net investment hedging instruments	638
Derivatives not designated as hedging instruments	31
Total	$882

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

The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings per share attributable to Best Buy Co., Inc. (shares in millions):

	Three Months Ended
	May 30, 2009	May 31, 2008
Numerator
Net earnings attributable to Best Buy Co., Inc., basic	$153	$179
Adjustment for assumed dilution:
Interest on convertible debentures, net of tax	1	2
Net earnings attributable to Best Buy Co., Inc., diluted	$154	$181

Denominator
Weighted-average common shares outstanding	415.2	411.4
Effect of potentially dilutive securities:
Shares from assumed conversion of convertible debentures	8.8	8.8
Stock options and other	1.7	3.2
Weighted-average common shares outstanding, assuming dilution	425.7	423.4

Earnings per share attributable to Best Buy Co., Inc.
Basic	$0.37	$0.44
Diluted	$0.36	$0.43

The computation of average dilutive shares outstanding excluded options to purchase 20.7 million and 13.0 million shares of our common stock for the three months ended May 30, 2009, and May 31, 2008, respectively. These amounts were excluded as the options’ exercise prices were greater than the average market price of our common stock for the periods presented and, therefore, the effect would be antidilutive (i.e., including such options would result in higher earnings per share).

9.                       Supplemental Equity and Comprehensive Income Information

The following tables present our consolidated statements of changes in shareholders’ equity for the three months ended May 30, 2009 and May 31, 2008, respectively (shares in millions):

	Best Buy Co., Inc.
	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Best Buy Co., Inc.	Non controlling Interests	Total
Balances at February 28, 2009	414	$41	$205	$4,714	$(317)	$4,643	$513	$5,156

Comprehensive income:
Net earnings, three months ended May 30, 2009	—	—	—	153	—	153	3	156
Other comprehensive income, net of tax
Foreign currency translation adjustments	—	—	—	—	139	139	18	157
Unrealized gains on available-for-sale investments	—	—	—	—	25	25	—	25
Cash flow hedging instruments — unrealized losses	—	—	—	—	(1)	(1)	(1)	(2)
Total comprehensive income						316	20	336

Acquisition of business (adjustments to purchase price allocation)	—	—	—	—	—	—	(22)	(22)
Stock-based compensation	—	—	27	—	—	27	—	27
Issuance of common stock under employee stock purchase plan	1	—	19	—	—	19	—	19
Stock options exercised	1	1	51	—	—	52	—	52
Tax deficit from stock options exercised, restricted stock vesting and employee stock purchase plan	—	—	(8)	—	—	(8)	—	(8)
Common stock dividends, $0.14 per share	—	—	—	(59)	—	(59)	—	(59)
Balances at May 30, 2009	416	$42	$294	$4,808	$(154)	$4,990	$511	$5,501

	Best Buy Co., Inc.
	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Best Buy Co., Inc.	Non controlling Interests	Total
Balances at March 1, 2008	411	$41	$8	$3,933	$502	$4,484	$40	$4,524

Comprehensive income:
Net earnings (loss), three months ended May 31, 2008	—	—	—	179	—	179	(1)	178
Other comprehensive loss, net of tax
Foreign currency translation adjustments	—	—	—	—	(6)	(6)	1	(5)
Unrealized losses on available-for-sale investments	—	—	—	—	(33)	(33)	—	(33)
Total comprehensive income						140	—	140

Stock-based compensation	—	—	25	—	—	25	—	25
Issuance of common stock under employee stock purchase plan	—	—	24	—	—	24	—	24
Stock options exercised	1	—	11	—	—	11	—	11
Tax benefit from stock options exercised and employee stock purchase plan	—	—	4	—	—	4	—	4
Common stock dividends, $0.13 per share	—	—	—	(54)	—	(54)	—	(54)
Balances at May 31, 2008	412	$41	$72	$4,058	$463	$4,634	$40	$4,674

The components of accumulated other comprehensive (loss) income, net of tax, attributable to Best Buy Co., Inc. were as follows:

	May 30, 2009	February 28, 2009	May 31, 2008
Foreign currency translation	$(164)	$(303)	$521
Unrealized gains (losses) on available-for-sale investments	11	(14)	(58)
Unrealized losses on derivative instruments (cash flow hedges)	(1)	—	—
Total	$(154)	$(317)	$463

10.                 Segments

We have organized our operations into two segments: Domestic and International. These segments are our primary areas of measurement and decision-making. The Domestic reportable segment is comprised of all operations within the U.S. and its territories. The International reportable segment is comprised of all operations outside the U.S. and its territories. We rely on an internal management reporting process that provides segment information to the operating income level for purposes of making financial decisions and allocating resources. The accounting policies of the segments are the same as those described in Note 1, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended February 28, 2009.

Revenue by reportable segment was as follows:

	Three Months Ended
	May 30, 2009	May 31, 2008
Domestic	$7,525	$7,453
International	2,570	1,537
Total revenue	$10,095	$8,990

Operating income (loss) by reportable segment and the reconciliation to earnings before income tax expense and equity in loss of affiliates were as follows:

	Three Months Ended
	May 30, 2009	May 31, 2008
Domestic	$303	$277
International	(7)	—
Total operating income	296	277
Other income (expense)
Investment income and other	9	21
Interest expense	(23)	(13)
Earnings before income tax expense and equity in loss of affiliates	$282	$285

Assets by reportable segment were as follows:

	May 30, 2009	February 28, 2009	May 31, 2008
Domestic	$9,564	$9,059	$8,638
International	6,650	6,767	4,593
Total assets	$16,214	$15,826	$13,231

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

12.                Subsequent Event

On July 3, 2009, a subsidiary of Best Buy Europe entered into a £350 (or $573 based on the exchange rate in effect on July 3, 2009) receivables financing agreement (the “Agreement”) with Barclays Bank Plc. as administrative agent, and a syndication of banks to finance the working capital needs of Best Buy Europe. The Agreement is secured by the receivables of Best Buy Europe. Availability on the facility is based on a percentage of the available acceptable receivables, as defined in the Agreement, and was £245 (or $401) at July 3, 2009. The Agreement expires on July 3, 2012.

Interest rates under the Agreement are variable, based on 3-month London Interbank Offered Rate (LIBOR) plus a margin of 3.00%. The Agreement establishes a commitment fee of 1.5% on unused available capacity.  The Agreement also requires an initial commitment fee of 2.75%.

The Agreement is not guaranteed by Best Buy Co., Inc., or any subsidiary nor does it provide for any recourse to Best Buy Co., Inc. The Agreement contains customary affirmative and negative covenants. Among other things, these covenants restrict or prohibit Best Buy Europe’s ability to incur certain types or amounts of indebtedness, incur additional encumbrances on its receivables, make material changes in the nature of its business, dispose of material assets, make guarantees, or engage in a change in control transaction. The Agreement also contains covenants that require Best Buy Europe to maintain a maximum annual leverage ratio, a minimum annual interest coverage ratio and a fixed charges coverage ratio.

We also have a ₤475 (or $777) revolving credit facility available to Best Buy Europe with CPW as lender. Best Buy Co., Inc. is named as guarantor on the revolving credit facility, up to 50% of the amount outstanding. On July 3, 2009, we amended the revolving credit facility to decrease the amount available under the revolving credit facility by the amount available under the Agreement and accordingly, the guarantee by Best Buy Co., Inc. was also reduced. At July 3, 2009, the amount available under the revolving credit facility was ₤230 (or $376). The revolving credit facility expires in March 2013.

13.              Condensed Consolidating Financial Information

Our convertible debentures, due in 2022, are jointly and severally, fully and unconditionally, guaranteed by our wholly-owned indirect subsidiary Best Buy Stores, L.P. Investments in subsidiaries of Best Buy Stores, L.P., which have not guaranteed the convertible debentures, are accounted for under the equity method. We reclassified certain prior-year amounts as described in Note 1, Basis of Presentation, in this Quarterly Report on Form 10-Q. The aggregate principal balance and carrying amount of our convertible debentures was $402 at May 30, 2009.

The convertible debentures may be converted into shares of our common stock by us at anytime or at the option of the holders if the criteria, as described in Note 6, Debt, of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended February 28, 2009, are met. At May 30, 2009, the debentures were not convertible at the option of the holders.

We file a consolidated U.S. federal income tax return. We allocate income taxes in accordance with our tax allocation agreement. U.S. affiliates receive no tax benefit for taxable losses, but are allocated taxes at the required effective income tax rate if they have taxable income.

The following tables present condensed consolidating balance sheets as of May 30, 2009; February 28, 2009; and May 31, 2008; condensed consolidating statements of earnings for the three months ended May 30, 2009, and May 31, 2008; and condensed consolidating statements of cash flows for the three months ended May 30, 2009, and May 31, 2008:

$ in millions, except per share amounts

Condensed Consolidating Balance Sheets

At May 30, 2009

(Unaudited)

	Best Buy Co., Inc.	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$74	$31	$430	$—	$535
Short-term investments	—	—	8	—	8
Receivables	3	323	1,101	—	1,427
Merchandise inventories	—	3,992	1,525	(31)	5,486
Other current assets	108	146	735	(35)	954
Intercompany receivable	—	—	6,532	(6,532)	—
Intercompany note receivable	818	—	14	(832)	—
Total current assets	1,003	4,492	10,345	(7,430)	8,410

Property and Equipment, Net	218	2,017	1,949	—	4,184

Goodwill	—	20	2,276	—	2,296

Tradenames	—	—	167	—	167

Customer Relationships	—	—	305	—	305

Equity and Other Investments	311	—	110	—	421

Other Assets	61	44	377	(51)	431

Investments in Subsidiaries	9,604	127	1,418	(11,149)	—

Total Assets	$11,197	$6,700	$16,947	$(18,630)	$16,214

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$351	$13	$4,632	$—	$4,996
Unredeemed gift card liabilities	—	374	54	—	428
Accrued compensation and related expenses	1	230	173		404
Accrued liabilities	19	583	798	(35)	1,365
Accrued income taxes	92	—	—	—	92
Short-term debt	550	—	467	—	1,017
Current portion of long-term debt	2	21	31	—	54
Intercompany payable	4,252	2,280	—	(6,532)	—
Intercompany note payable	14	500	318	(832)	—
Total current liabilities	5,281	4,001	6,473	(7,399)	8,356

Long-Term Liabilities	185	1,136	286	(371)	1,236

Long-Term Debt	903	145	73	—	1,121

Shareholders’ Equity	4,828	1,418	10,115	(10,860)	5,501

Total Liabilities and Shareholders’ Equity	$11,197	$6,700	$16,947	$(18,630)	$16,214

$ in millions, except per share amounts

Condensed Consolidating Balance Sheets

At February 28, 2009

(Unaudited)

	Best Buy Co., Inc.	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$150	$48	$300	$—	$498
Short-term investments	—	—	11	—	11
Receivables	3	442	1,423	—	1,868
Merchandise inventories	—	5,402	1,537	(2,186)	4,753
Other current assets	135	210	764	(47)	1,062
Intercompany receivable	—	—	8,267	(8,267)	—
Intercompany note receivable	816	—	21	(837)	—
Total current assets	1,104	6,102	12,323	(11,337)	8,192

Property and Equipment, Net	219	2,262	1,693	—	4,174

Goodwill	—	20	2,183	—	2,203

Tradenames	—	—	173	—	173

Customer Relationships	—	—	322	—	322

Equity and Other Investments	318	—	77	—	395

Other Assets	56	16	431	(136)	367

Investments in Subsidiaries	10,644	136	1,309	(12,089)	—

Total Assets	$12,341	$8,536	$18,511	$(23,562)	$15,826

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$—	$—	$4,997	$—	$4,997
Unredeemed gift card liabilities	—	424	55	—	479
Accrued compensation and related expenses	—	253	206	—	459
Accrued liabilities	12	552	868	(50)	1,382
Accrued income taxes	281	—	—	—	281
Short-term debt	162	—	621	—	783
Current portion of long-term debt	2	21	31	—	54
Intercompany payable	4,168	4,099	—	(8,267)	—
Intercompany note payable	21	500	316	(837)	—
Total current liabilities	4,646	5,849	7,094	(9,154)	8,435

Long-Term Liabilities	110	1,226	190	(417)	1,109

Long-Term Debt	904	152	70	—	1,126

Shareholders’ Equity	6,681	1,309	11,157	(13,991)	5,156

Total Liabilities and Shareholders’ Equity	$12,341	$8,536	$18,511	$(23,562)	$15,826

$ in millions, except per share amounts

Condensed Consolidating Balance Sheets

At May 31, 2008

(Unaudited)

	Best Buy Co., Inc.	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$163	$61	$1,251	$—	$1,475
Short-term investments	—	—	68	—	68
Receivables	3	344	186	—	533
Merchandise inventories	—	4,152	1,265	(412)	5,005
Other current assets	6	191	492	(37)	652
Intercompany receivable	—	—	6,087	(6,087)	—
Intercompany note receivable	500	—	3	(503)	—
Total current assets	672	4,748	9,352	(7,039)	7,733

Property and Equipment, Net	224	2,128	1,104	—	3,456

Goodwill	—	6	1,079	—	1,085

Tradenames	—	—	98	—	98

Customer Relationships	—	—	4	—	4

Equity and Other Investments	267	1	261	—	529

Other Assets	106	10	210	—	326

Investments in Subsidiaries	7,959	277	1,390	(9,626)	—

Total Assets	$9,228	$7,170	$13,498	$(16,665)	$13,231

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$—	$—	$4,697	$—	$4,697
Unredeemed gift card liabilities	—	427	54	—	481
Accrued compensation and related expenses	—	191	93	—	284
Accrued liabilities	12	543	498	(37)	1,016
Accrued income taxes	40	—	—	—	40
Short-term debt	440	—	29	—	469
Current portion of long-term debt	2	22	16	—	40
Intercompany payable	3,135	2,952	—	(6,087)	—
Intercompany note payable	3	500	—	(503)	—
Total current liabilities	3,632	4,635	5,387	(6,627)	7,027

Long-Term Liabilities	118	975	339	(552)	880

Long-Term Debt	405	170	75	—	650

Shareholders’ Equity	5,073	1,390	7,697	(9,486)	4,674

Total Liabilities and Shareholders’ Equity	$9,228	$7,170	$13,498	$(16,665)	$13,231

$ in millions, except per share amounts

Condensed Consolidating Statements of Earnings

Three Months Ended May 30, 2009

(Unaudited)

	Best Buy Co., Inc.	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$4	$6,987	$5,825	$(2,721)	$10,095

Cost of goods sold	—	5,212	6,818	(4,492)	7,538

Gross profit (loss)	4	1,775	(993)	1,771	2,557

Selling, general and administrative expenses	35	1,561	1,043	(430)	2,209
Restructuring charges	—	25	27	—	52

Operating (loss) income	(31)	189	(2,063)	2,201	296

Other income (expense)
Investment income and other	6	—	8	(5)	9
Interest expense	(12)	(3)	(13)	5	(23)

(Loss) earnings before equity in (loss) earnings of subsidiaries	(37)	186	(2,068)	2,201	282

Equity in (loss) earnings of subsidiaries	(1,156)	(10)	121	1,045	—

(Loss) earnings before income tax expense	(1,193)	176	(1,947)	3,246	282

Income tax expense (benefit)	855	65	(794)	—	126

Net (loss) earnings including noncontrolling interests	(2,048)	111	(1,153)	3,246	156

Net (earnings) attributable to noncontrolling interests	—	—	(3)	—	(3)

Net (loss) earnings attributable to Best Buy Co., Inc	$(2,048)	$111	$(1,156)	$3,246	$153

$ in millions, except per share amounts

Condensed Consolidating Statements of Earnings

Three Months Ended May 31, 2008

(Unaudited)

	Best Buy Co., Inc.	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$4	$6,933	$5,572	$(3,519)	$8,990

Cost of goods sold	—	5,663	6,120	(4,926)	6,857

Gross profit (loss)	4	1,270	(548)	1,407	2,133

Selling, general and administrative expenses	36	1,214	604	2	1,856

Operating (loss) income	(32)	56	(1,152)	1,405	277

Other income (expense)
Investment income and other	14	—	17	(10)	21
Interest expense	(5)	(11)	(7)	10	(13)

(Loss) earnings before equity in (loss) earnings of subsidiaries	(23)	45	(1,142)	1,405	285

Equity in (loss) earnings of subsidiaries	(1,118)	(8)	27	1,099	—

(Loss) earnings before income tax expense and equity in loss of affiliates	(1,141)	37	(1,115)	2,504	285

Income tax expense	85	18	3	—	106

Equity in loss of affiliates	—	—	(1)	—	(1)

Net (loss) earnings including noncontrolling interests	(1,226)	19	(1,119)	2,504	178

Net loss attributable to noncontrolling interests	—	—	1	—	1

Net (loss) earnings attributable to Best Buy Co., Inc	$(1,226)	$19	$(1,118)	$2,504	$179

$ in millions, except per share amounts

Condensed Consolidating Statements of Cash Flows

Three Months Ended May 30, 2009

(Unaudited)

	Best Buy Co., Inc.	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Total cash (used in) provided by operating activities	$(576)	$1,684	$(1,161)	$—	$(53)

Investing activities
Additions to property and equipment	—	(53)	(133)	—	(186)
Purchases of investments	(3)	—	—	—	(3)
Sales of investments	22	—	—	—	22
Change in restricted assets	—	—	11	—	11
Other, net	—	(10)	(5)	—	(15)
Total cash provided by (used in) investing activities	19	(63)	(127)	—	(171)

Financing activities
Borrowings of debt	1,215	—	591	—	1,806
Repayments of debt	(827)	(7)	(724)	—	(1,558)
Dividends paid	(58)	—	—	—	(58)
Issuance of common stock under employee stock purchase plan and for the exercise of stock options	71	—	—	—	71
Excess tax benefits from stock-based compensation	2	—	—	—	2
Other, net	—	—	(2)	—	(2)
Change in intercompany receivable/payable	78	(1,631)	1,553	—	—
Total cash provided by (used in) financing activities	481	(1,638)	1,418	—	261

Effect of exchange rate changes on cash	—	—	—	—	—

(Decrease) increase in cash and cash equivalents	(76)	(17)	130	—	37

Cash and cash equivalents at beginning of period	150	48	300	—	498
Cash and cash equivalents at end of period	$74	$31	$430	$—	$535

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context otherwise requires, the use of the terms “Best Buy,” “we,” “us” and “our” in the following refers to Best Buy Co., Inc. and its consolidated subsidiaries.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in six sections:

•      Overview

•      Results of Operations

•      Liquidity and Capital Resources

•      Off-Balance-Sheet Arrangements and Contractual Obligations

•      Significant Accounting Policies and Estimates

•      New Accounting Standards

We consolidate the financial results of our Europe, China and Mexico operations on a two-month lag.  Consistent with such consolidation, the financial and non-financial information presented in our MD&A relative to these operations is also presented on a two-month lag. No significant intervening event occurred that would have materially affected our financial condition, results of operations, liquidity or other factors had it been recorded during the three months ended May 30, 2009.

Our MD&A should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended February 28, 2009, as well as our reports on Forms 10-Q and 8-K and other publicly available information. All amounts herein are unaudited.

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

Throughout this MD&A, we refer to comparable store sales.  Comparable store sales is a measure commonly used in the retail industry, which indicates the performance of our existing stores by measuring the growth in sales for such stores for a particular period over the corresponding period in the prior year.  Our comparable store sales is comprised of revenue at stores, call centers and Web sites operating for at least 14 full months. Relocated, remodeled and expanded stores are excluded from the comparable store sales calculation until at least 14 full months after reopening. Acquired stores are included in the comparable store sales calculation beginning with the first full quarter following the first anniversary of the date of the acquisition. The portion of our calculation of the comparable store sales percentage change attributable to our International segment excludes the effect of fluctuations in foreign currency exchange rates. The method of calculating comparable store sales varies across the retail industry. As a result, our method of calculating comparable store sales may not be the same as other retailers’ methods.

Financial Reporting Changes

To maintain consistency and comparability, we reclassified certain prior-year amounts to conform to the current-year presentation as described in Note 1, Basis of Presentation, of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Highlights

•      Net earnings attributable to Best Buy Co., Inc. decreased 15% to $153 million, or $0.36 per diluted share, in the first quarter of fiscal 2010, compared with $179 million, or $0.43 per diluted share, in the same period one year ago.  The decrease in net earnings attributable to Best Buy Co., Inc. was driven by increases in other expense and our effective tax rate.

•      Operating income increased 7% to $296 million, or as a percentage of revenue, 2.9%, in the first quarter of fiscal 2010, compared with $277 million, or 3.1%, in the same period one year ago.  The decline in the operating income rate was driven by a comparable store sales decline of 6.2%, an increase in our selling, general and administrative expenses (“SG&A”) rate as well as $52 million in restructuring charges, partially offset by an increase in our gross profit rate.

•      Revenue in the first quarter of fiscal 2010 increased 12% to $10.1 billion, compared with $9.0 billion in the same period one year ago, driven primarily by the acquisition of Best Buy Europe, which contributed $1.3 billion of revenue, and the net addition of 185 new stores in the past 12 months. These gains were partially offset by a 6.2% comparable store sales decline and unfavorable fluctuations in foreign currency exchange rates.

•      Our gross profit rate in the first quarter of fiscal 2010 increased to 25.3% of revenue, compared with 23.7% of revenue in the same period one year ago. The increase was due primarily to the inclusion of Best Buy Europe as well as an improved gross profit rate in our Domestic segment driven primarily by rate improvements in digital cameras and camcorders, televisions and services.

•      Our SG&A rate in the first quarter of fiscal 2010 increased to 21.9% of revenue, compared with 20.6% of revenue in the same period one year ago. The increase was due primarily to deleverage on the comparable store sales decline and the inclusion of Best Buy Europe, partially offset by reductions in spending in certain discretionary categories and in corporate payroll. Excluding fiscal 2009 acquisitions, SG&A dollars in the fiscal first quarter were essentially flat versus the prior year period.

Results of Operations

Consolidated Performance Summary

The following table presents selected consolidated financial data ($ in millions, except per share amounts):

	Three Months Ended
	May 30, 2009	May 31, 2008
Revenue	$10,095	$8,990
Revenue % gain	12%	13%
Comparable store sales % (decline) gain	(6.2)%	3.7%
Gross profit as % of revenue[1]	25.3%	23.7%
SG&A as % of revenue[1]	21.9%	20.6%
Operating income[2]	$296	$277
Operating income as % of revenue	2.9%	3.1%
Net earnings attributable to Best Buy Co., Inc.	$153	$179
Diluted earnings per share	$0.36	$0.43

1    Because retailers do not uniformly record costs of operating their supply chain between cost of goods sold and SG&A, our gross profit rate and SG&A rate may not be comparable to other retailers’ corresponding rates. For additional information regarding costs classified in cost of goods sold and SG&A, refer to Note 1, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended February 28, 2009.

2    Included within our operating income for the first quarter of fiscal 2010 is $52 million of restructuring charges related to measures we took to restructure our businesses. These charges resulted in a decrease in our operating income of 0.5% of revenue for the first quarter of fiscal 2010.

Revenue in the first quarter of fiscal 2010 increased 12% to $10.1 billion, compared with $9.0 billion in the same period one year ago. The revenue increase resulted primarily from the acquisition of Best Buy Europe, which contributed $1.3 billion of revenue, and the net addition of 185 new stores (of which 45 were Best Buy Europe stores) in the past 12 months. The increase was partially offset by a 6.2% comparable store sales decline and the unfavorable effect of fluctuations in foreign currency exchange rates.

The components of the net revenue increase in the first quarter of fiscal 2010 were as follows:

Acquisition of Best Buy Europe	15%
Net new stores	5%
6.2% comparable store sales decline	(6)%
Unfavorable impact of foreign currency	(2)%
Total revenue increase	12%

The following table presents consolidated revenue mix percentages and comparable store sales percentage changes by revenue category in the first quarter of fiscal 2010 and 2009:

	Revenue Mix Summary		Comparable Store Sales Summary
	May 30, 2009	May 31, 2008	May 30, 2009	May 31, 2008
Consumer electronics	32%	38%	(8.8)%	(0.7)%
Home office	40%	31%	6.8%	8.2%
Entertainment software	13%	17%	(21.0)%	9.8%
Appliances	5%	7%	(18.8)%	(3.6)%
Services	9%	6%	2.2%	4.8%
Other	1%	1%	n/a	n/a
Total	100%	100%	(6.2)%	3.7%

Our comparable store sales decline of 6.2% in the first quarter of fiscal 2010 reflected a decrease in customer traffic due to continued macro-economic weakness and an essentially flat average ticket. In the first quarter of fiscal 2010, our largest comparable store sales declines were in video gaming, digital cameras, DVDs and major appliances. Comparable store sales declines for these product categories were partially offset by comparable store sales gains in notebook computers and mobile phones.

Our gross profit rate in the first quarter of fiscal 2010 increased by 1.6% of revenue to 25.3% of revenue. The gross profit rate increase was due to increases in both our Domestic and International segments’ gross profit rates.  The inclusion of Best Buy Europe, which predominantly features sales of higher-margin mobile phones, increased our gross profit rate for the quarter by 1.0% of revenue.  For further discussion of each segment’s gross profit rate changes, see the Segment Performance Summary for Domestic and International below.

Our SG&A rate in the first quarter of fiscal 2010 increased by 1.3% of revenue to 21.9% of revenue.  The SG&A rate increase was due to an increase in our International segment’s SG&A rate, while the Domestic segment’s rate remained flat compared to the prior year.  The inclusion of Best Buy Europe increased our SG&A rate for the quarter by 1.0% of revenue.  For further discussion of each segment’s SG&A rate changes, see the Segment Performance Summary for Domestic and International below.

Restructuring Charges

Our restructuring charges in the first quarter of fiscal 2010 were $52, compared to $0 in the same period one year ago.  In April 2009, we notified our U.S. Best Buy store employees of our intention to update our store operating model, which included eliminating certain positions. In addition, we incurred restructuring charges related to employee termination benefits and business reorganization costs at Best Buy Europe.

Other Income (Expense)

Our investment income and other in the first quarter of fiscal 2010 decreased to $9 million, compared with $21 million in the same period one year ago.  The decrease was primarily due to the impact of lower average cash and investment balances, as investments were liquidated to fund our acquisition of Best Buy Europe, as well as lower interest rates on our cash and investment balances, in the first quarter of fiscal 2010.

Additionally, interest expense in the fiscal first quarter increased to $23 million, compared with $13 million in the same period one year ago.  The increase was primarily due to increased borrowings to acquire Best Buy Europe and for working capital needs.

Income Tax Expense

Our effective income tax rate in the first quarter of fiscal 2010 was 45.0%, compared with a rate of 37.1% in same period one year ago. The increase was caused primarily by losses in certain foreign jurisdictions for which we have not recorded any tax benefit.

Segment Performance Summary

Domestic

The following table presents selected financial data for the Domestic segment ($ in millions):

	Three Months Ended
	May 30, 2009	May 31, 2008
Revenue	$7,525	$7,453
Revenue % gain	1%	11%
Comparable stores sales % (decline) gain	(4.9)%	3.5%
Gross profit as % of revenue	25.1%	24.4%
SG&A as % of revenue	20.7%	20.7%
Operating income[1]	$303	$277
Operating income as % of revenue	4.0%	3.7%

1           Included within our Domestic segment’s operating income for the first quarter of fiscal 2010 is $25 million of restructuring charges related to measures we took to restructure our businesses.  These charges resulted in a decrease in our operating income of 0.4% of revenue for the first quarter of fiscal 2010.

The following table reconciles Domestic stores open at the beginning and end of the first quarter of fiscal 2010:

	Total Stores at Beginning of First Quarter Fiscal 2010	Stores Opened	Stores Closed	Total Stores at End of First Quarter Fiscal 2010
U.S. Best Buy	1,023	9	—	1,032
Best Buy Mobile	38	1	—	39
Pacific Sales	34	—	—	34
Magnolia Audio Video	6	1	—	7
U.S. Geek Squad	6	—	—	6
Total Domestic stores	1,107	11	—	1,118

Note: No store in the Domestic segment was relocated during the first quarter of fiscal 2010.

The following table reconciles Domestic stores open at the beginning and end of the first quarter of fiscal 2009:

	Total Stores at Beginning of First Quarter Fiscal 2009	Stores Opened	Stores Closed	Total Stores at End of First Quarter Fiscal 2009
U.S. Best Buy	923	26	—	949
Best Buy Mobile	9	5	—	14
Pacific Sales	19	1	—	20
Magnolia Audio Video	13	—	—	13
U.S. Geek Squad	7	—	—	7
Total Domestic stores	971	32	—	1,003

Note: No store in the Domestic segment was relocated during the first quarter of fiscal 2009.

Our Domestic segment’s operating income in the first quarter of fiscal 2010 was $303 million, or 4.0% of revenue, compared with $277 million, or 3.7% of revenue, in the same period one year ago. The increase in our Domestic segment’s operating income rate reflected an increase in both revenue and the gross profit rate while the SG&A rate remained relatively flat.  The increase was partially offset by $25 million of restructuring charges.

Our Domestic segment’s revenue in the first quarter of fiscal 2010 increased 1% to just over $7.5 billion, compared with just under $7.5 billion in the same period one year ago. The net addition of 115 new stores in the past 12 months contributed to the revenue increase, partially offset by a 4.9% comparable store sales decline.

The components of our Domestic segment’s net revenue increase in the first quarter of fiscal 2010 were as follows:

Net new stores	6%
4.9% comparable store sales decline	(5)%
Total revenue increase	1%

The following table presents revenue mix percentages and comparable store sales percentage changes for the Domestic segment by revenue category in the first quarter of fiscal 2010 and 2009:

	Revenue Mix Summary		Comparable Store Sales Summary
	Three Months Ended		Three Months Ended
	May 30, 2009	May 31, 2008	May 30, 2009	May 31, 2008
Consumer electronics	37%	39%	(7.6)%	(0.6)%
Home office	35%	31%	9.5%	9.3%
Entertainment software	15%	18%	(20.6)%	8.2%
Appliances	5%	6%	(20.1)%	(10.6)%
Services	7%	6%	1.7%	5.0%
Other	1%	<1%	n/a	n/a
Total	100%	100%	(4.9)%	3.5%

Our Domestic segment’s comparable store sales decline in the first quarter of fiscal 2010 was driven by a reduction in customer traffic and essentially flat average ticket. The product categories having the largest effect on our Domestic segment’s comparable store sales decline in the fiscal first quarter were video gaming, digital cameras, major appliances and DVDs.  Weaker sales in these product categories were partially offset by comparable store sales gains in product categories such as notebook computers and mobile phones.

In the first quarter of fiscal 2010, our Domestic segment’s consumer electronics revenue category posted a 7.6% comparable store sales decline, driven primarily by decreases in the sales of digital cameras, navigation products and tube and projection televisions. Flat panel televisions experienced essentially flat comparable store sales as unit sales increases offset average selling price decreases. The home office revenue category posted a 9.5% comparable store sales gain driven primarily by a continuation of increases in the sales of notebook computers and mobile phones.  The entertainment software revenue category recorded a 20.6% comparable store sales decline due primarily to a decline in the sales of video gaming, caused primarily by the impact of several new gaming releases in the prior year quarter, as well as a decline in sales of DVDs. The appliances revenue category recorded a 20.1% decline in comparable store sales due to continued weakness in the housing sector.  The services revenue category recorded a 1.7% comparable store sales gain due primarily to sales growth in our product repair business.

Our Domestic segment’s gross profit rate in the first quarter of fiscal 2010 increased by 0.7% of revenue to 25.1% of revenue. The increase was due primarily to margin rate improvements in digital cameras and camcorders, televisions and services, as well as increased sales of higher-margin mobile phones and decreased sales of lower-margin video gaming. Partially offsetting these improvements was a continued shift in the segment’s revenue mix to sales of lower-margin notebook computers.

Our Domestic segment’s SG&A rate in the first quarter of fiscal 2010 remained flat compared to the prior year period at 20.7% of revenue. Increases attributable to the deleveraging impact of lower comparable store sales on payroll, benefits and overhead were offset by reductions in outside and outsourced services, travel expense, advertising and corporate payroll.

Our Domestic segment’s restructuring charges in the first quarter of fiscal 2010 were $25, compared to $0 in the same period one year ago.  The charges were primarily the result of changes to our U.S. Best Buy store operating model, which resulted in the elimination of certain positions, for which we incurred employee termination costs.

International

The following table presents selected financial data for the International segment ($ in millions):

	Three Months Ended
	May 30, 2009	May 31, 2008
Revenue	$2,570	$1,537
Revenue % gain	67%	26%
Comparable stores sales % (decline) gain	(13.9)%	4.7%
Gross profit as % of revenue	26.0%	20.3%
SG&A as % of revenue	25.3%	20.3%
Operating (loss) income[1]	$(7)	$—
Operating (loss) income as % of revenue	(0.3)%	0.0%

1           Included within our International segment’s operating loss for the first quarter of fiscal 2010 is $27 million of restructuring charges related to measures we took to restructure our businesses. These charges resulted in a decrease in our operating income of 1.1% of revenue for the first quarter of fiscal 2010.

The following table reconciles International stores open at the beginning and end of the first quarter of fiscal 2010:

	Total Stores at Beginning of First Quarter Fiscal 2010	Stores Opened	Stores Closed	Total Stores at End of First Quarter Fiscal 2010
Best Buy Europe	2,465	26	(32)	2,459
Five Star	164	4	(4)	164
Future Shop	139	1	—	140
Best Buy Canada	58	—	—	58
Best Buy China	5	—	—	5
Best Buy Mobile Canada	3	—	—	3
Best Buy Mexico	1	—	—	1
Total International stores	2,835	31	(36)	2,830

Note: We relocated eight Best Buy Europe stores during the first quarter of fiscal 2010.  No other store in the International segment was relocated during the first quarter of fiscal 2010.

The following table reconciles International stores open at the beginning and end of the first quarter of fiscal 2009:

	Total Stores at Beginning of First Quarter Fiscal 2009	Stores Opened	Stores Closed	Total Stores at End of First Quarter Fiscal 2009
Five Star	160	2	(1)	161
Future Shop	131	2	—	133
Best Buy Canada	51	—	—	51
Best Buy China	1	—	—	1
Total International stores	343	4	(1)	346

Note: We relocated two Future Shop stores during the first quarter of fiscal 2009.  No other store in the International segment was relocated during the first quarter of fiscal 2009.

Our International segment’s operating loss in the first quarter of fiscal 2010 was $(7) million, or (0.3)% of revenue, compared with break even in the same period one year ago. The International segment’s decrease in operating income resulted primarily from lower operating income in Canada and $27 million of restructuring charges, which was partially offset by the inclusion of Best Buy Europe’s operating income.

Our International segment’s revenue in the first quarter of fiscal 2010 increased 67% to $2.6 billion, compared with $1.5 billion for the same period one year ago.  The inclusion of Best Buy Europe and the net addition of 70 new stores (of which 45 were Best Buy Europe stores) accounted for the majority of the revenue increase. Partially offsetting these increases were the effects of a 13.9% comparable store sales decline and unfavorable fluctuations in foreign currency exchange rates. Excluding the addition of Best Buy Europe and the negative impact of fluctuations in foreign currency exchange rates, the International segment’s revenue declined approximately 9% versus the prior year period.

The components of our International segment’s net revenue increase in the first quarter of fiscal 2010 were as follows:

Acquisition of Best Buy Europe	87%
Net new stores	3%
13.9% comparable store sales decline	(12)%
Unfavorable impact of foreign currency	(11)%
Total revenue increase	67%

The following table presents revenue mix percentages and comparable store sales percentage changes for the International segment by revenue category in the first quarter of fiscal 2010 and 2009:

	Revenue Mix Summary[1]		Comparable Store Sales Summary[2]
	Three Months Ended		Three Months Ended
	May 30, 2009	May 31, 2008	May 30, 2009	May 31, 2008
Consumer electronics	18%	38%	(15.8)%	(1.3)%
Home office	54%	30%	(9.2)%	2.9%
Entertainment software	5%	12%	(24.0)%	23.1%
Appliances	8%	15%	(16.3)%	13.0%
Services	15%	5%	6.7%	3.6%
Other	<1%	<1%	n/a	n/a
Total	100%	100%	(13.9)%	4.7%

1                      The International segment’s revenue mix changed significantly beginning in the third quarter of fiscal 2009 due to our acquisition of Best Buy Europe. Best Buy Europe comprised 52% of the International segment’s revenue in the first quarter of fiscal 2010. The majority of Best Buy Europe’s business is the sale of mobile phones and acting as an agent to sell mobile voice and data service plans, which are included in our home office revenue category. In addition, Best Buy Europe offers mobile phone insurance and other mobile and fixed-line telecommunication services, which are included in our services revenue category.

2                      Comparable store sales does not include Best Buy Europe, which will first be included in our comparable store sales in the third quarter of fiscal 2010.

Our International segment’s comparable store sales decline in the first quarter of fiscal 2010 was driven by a reduction in customer traffic. The product categories having the largest effect on our International segment’s comparable store sales decline in the fiscal first quarter were appliances, video gaming, flat-panel televisions and desktop computers and monitors.  Weaker sales in these product categories were partially offset by comparable store sales gains in repair services.

In the first quarter of fiscal 2010, our International segment’s consumer electronics revenue category posted a 15.8% comparable store sales decline resulting primarily from reductions in the sales of nearly all product categories within consumer electronics, particularly flat-panel televisions and navigation products. The home office revenue category posted a 9.2% comparable store sales decline due primarily to desktop computers and monitors, partially offset by slight gains in notebook computers and mobile phones. The entertainment software revenue category recorded a 24.0% comparable store sales decline due to a decrease in the sales of nearly all product categories within this revenue category, particularly video gaming.  The appliances revenue category recorded a 16.3% comparable store sales decline resulting primarily from decreases in the sales of appliances in our China operations, where appliances represent a larger percentage of the sales than our other businesses, partially offset by gains in major appliances in Canada. The services revenue category posted a 6.7% comparable store sales gain due primarily to an increase in revenue from our product repair business.

Our International segment’s gross profit rate in the first quarter of fiscal 2010 increased by 5.7% of revenue to 26.0% of revenue. The inclusion of Best Buy Europe increased our International segment’s gross profit rate by 6.1% of revenue in the fiscal first quarter. Offsetting the effect of the acquisition of Best Buy Europe was a reduction in Canada’s gross profit rate caused primarily by continued pressure on margins for televisions and notebook computers.

Our International segment’s SG&A rate in the first quarter of fiscal 2010 increased by 5.0% of revenue to 25.3% of revenue. The inclusion of Best Buy Europe increased our International segment’s SG&A rate by 3.4% of revenue in the fiscal first quarter.  The deleveraging impact of the comparable store sales decline on payroll, benefits and overhead costs, as well as additional SG&A in Mexico, further contributed to the overall increase in the SG&A rate.  Partially offsetting these increases was a lower SG&A rate in China, as compared to the prior year period, and a reduction in advertising and bonus expense in Canada.

Our International segment’s restructuring charges in the first quarter of fiscal 2010 were $27 million, compared to $0 in the same period one year ago.  The charges incurred were primarily related to employee termination benefits and business reorganization costs at Best Buy Europe.

Liquidity and Capital Resources

Summary

The following table summarizes our cash and cash equivalents and short-term investments balances at May 30, 2009; February 28, 2009; and May 31, 2008 ($ in millions):

	May 30, 2009	February 28, 2009	May 31, 2008
Cash and cash equivalents	$535	$498	$1,475
Short-term investments	8	11	68
Total cash and cash equivalents and short-term investments	$543	$509	$1,543

The decrease in the balance of our cash and cash equivalents and short-term investments compared with the end of the first quarter of fiscal 2009 was due primarily to our use of cash and cash equivalents to finance a portion of the Best Buy Europe acquisition.

Our current ratio, calculated as current assets divided by current liabilities, was 1.0 at the end of the first quarter of fiscal 2010, compared with 1.0 at the end of fiscal 2009 and 1.1 at the end of the first quarter of fiscal 2009.

Our debt-to-capitalization ratio, which represents the ratio of total debt, including the current portion of long-term debt, to total capitalization (total debt plus total shareholders’ equity), was 31% at the end of the first quarter of fiscal 2010, compared with 30% at the end of fiscal 2009, and 20% at the end of the first quarter of fiscal 2009. We view our debt-to-capitalization ratio as an important indicator of our creditworthiness. The increase from the end of the first quarter of fiscal 2009 was due primarily to increased borrowings in connection with our acquisition of Best Buy Europe and to fund normal working capital needs in the U.S. and Europe.

Our adjusted debt-to-capitalization ratio, which includes capitalized operating lease obligations in its calculation, was 68% at the end of the first quarter of fiscal 2010, compared with 68% at the end of fiscal 2009 and 60% at the end of the first quarter of fiscal 2009.

Our adjusted debt-to-capitalization ratio is considered a non-GAAP financial measure and is not in accordance with, or preferable to, the ratio determined in accordance with U.S. generally accepted accounting principles (“GAAP”). However, we have included this information as we believe that our adjusted debt-to-capitalization ratio, including capitalized operating lease obligations, is important for understanding our operations and provides meaningful additional information about our ability to service our long-term debt and other fixed obligations, and to fund our future growth. In addition, we believe our adjusted debt-to-capitalization ratio, including capitalized operating lease obligations, is relevant because it enables investors to compare our indebtedness to that of retailers who own, rather than lease, their stores. Our decision to own or lease real estate is based on an assessment of our financial liquidity, our capital structure, our desire to own or to lease the location, the owner’s desire to own or to lease the location, and the alternative that results in the highest return to our shareholders.

The most directly comparable GAAP financial measure to our adjusted debt-to-capitalization ratio, including capitalized operating lease obligations, is our debt-to-capitalization ratio. Our debt-to-capitalization ratio excludes capitalized operating lease obligations in both the numerator and denominator of the calculation.  The following table presents a reconciliation of the numerator and denominator used in the calculation of our adjusted debt-to-capitalization ratio, including capitalized operating lease obligations, for the dates indicated ($ in millions):

	May 30, 2009	February 28, 2009	May 31, 2008
Debt (including current portion)	$2,192	$1,963	$1,159
Capitalized operating lease obligations (8 times rental expense) [1]	8,349	8,114	5,868
Total debt (including capitalized operating lease obligations)	$10,541	$10,077	$7,027

Debt (including current portion)	$2,192	$1,963	$1,159
Capitalized operating lease obligations (8 times rental expense) [1]	8,349	8,114	5,868
Total Best Buy Co., Inc. shareholders’ equity	4,990	4,643	4,634
Adjusted capitalization	$15,531	$14,720	$11,661

Debt-to-capitalization ratio	31%	30%	20%
Adjusted debt-to-capitalization ratio (including capitalized operating lease obligations)	68%	68%	60%

1                   The multiple of eight times rental expense used to calculate our capitalized operating lease obligations total is the multiple used for the retail sector by one of the nationally recognized credit rating agencies that rate our creditworthiness.

Our liquidity is affected by restricted cash balances that are pledged as collateral or restricted to use for vendor payables, general liability insurance, workers’ compensation insurance and customer warranty and insurance programs. Restricted cash and cash equivalents, which is included in other current assets, totaled $477 million, $487 million and $338 million at May 30, 2009; February 28, 2009; and May 31, 2008, respectively. The increase in restricted cash compared with the end of the first quarter of fiscal 2009 was due primarily to $160 million of restricted cash acquired from Best Buy Europe.

Cash Flows

The following table summarizes our cash flows for the first three months of the current and prior fiscal years ($ in millions):

	Three Months Ended
	May 30, 2009	May 31, 2008
Total cash (used in) provided by:
Operating activities	$(53)	$(61)
Investing activities	(171)	(211)
Financing activities	261	311
Effect of exchange rate changes on cash	—	(2)
Increase in cash and cash equivalents	$37	$37

Note: See consolidated statements of cash flows included in Item 1, Consolidated Financial Statements, of this Quarterly Report on Form 10-Q for additional information.

Cash used in operating activities in the first three months of fiscal 2010 was $53 million, compared with $61 million in the first three months of fiscal 2009. The decrease in cash used was due primarily to decreases in cash used for accrued incomes taxes and an increase in cash provided by receivables, partially offset by increases in cash used for merchandise inventories and accounts payable. The decrease in cash used for income taxes was due primarily to the timing of tax payments, while the increase in cash provided by receivables was due primarily to the timing of the receipt of customer and network operating receivables in our Best Buy Europe business (reported on a two-month lag), which are typically collected subsequent to the December month-end. The increase in cash used for merchandise inventories was due primarily to the increase in inventory levels in the U.S. for products such as flat-panel televisions, notebook computers and mobile phones. Finally, the increase in cash used for accounts payable was due primarily to the timing of receipts to earlier in the first quarter of fiscal 2010.

Cash used in investing activities in the first three months of fiscal 2010 was $171 million, compared with $211 million in the first three months of fiscal 2009. The change was due primarily to an expected decrease in capital expenditures to $186 million in the first three months of fiscal 2010, compared with $220 million in the prior year period.

Cash provided by financing activities in the first three months of fiscal 2010 was $261 million, compared with $311 million for the first three months of fiscal 2009. The decrease in cash provided by financing activities was primarily the result of a $66 million decrease in borrowings, net of repayments, in the first three months of fiscal 2010 compared to the same period one year ago.

Share Repurchases and Dividends

For the three months ended May 30, 2009 and May 31, 2008, we made no share repurchases under our June 2007 share repurchase program or otherwise.

During the first quarter of fiscal 2010, we paid our regular quarterly cash dividend of $0.14 per common share, or $58 million in the aggregate.  During the same period one year ago, we paid a regular quarterly cash dividend of $0.13 per common share, or $54 million in the aggregate.  As announced on June 17, 2009, our Board authorized payment of our next regular quarterly cash dividend of $0.14 per common share, payable on July 28, 2009, to shareholders of record as of the close of business on July 7, 2009.

Sources of Liquidity

Funds generated by operating activities, available cash and cash equivalents, and our credit facilities continue to be our most significant sources of liquidity. We believe our sources of liquidity will be sufficient to sustain operations, including restructuring costs, and to finance anticipated expansion plans and strategic initiatives for the remainder of fiscal 2010. However, in the event our liquidity is insufficient, we may be required to limit our future expansion plans or we may not be able to pursue promising business opportunities. There can be no assurance that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under our existing credit facilities or obtain additional financing, if necessary, on favorable terms.

We have a $2.32 billion five-year unsecured revolving credit facility, as amended (the “Credit Agreement”), with a syndicate of banks, of which $550 million was outstanding at May 30, 2009. The Credit Agreement has a $300 million letter of credit sub-limit and a $200 million foreign currency sub-limit. The Credit Agreement expires in September 2012.  We were in compliance with our financial covenants under the Credit Agreement at May 30, 2009. At July 7, 2009, we had $450 million of borrowings outstanding under the Credit Agreement.

We have $899 million available under secured and unsecured revolving demand and credit facilities related to our International segment operations, of which $467 million was outstanding at May 30, 2009.

At May 30, 2009, we had $298 million of auction-rate securities (“ARS”) recorded at fair value within equity and other investments in our consolidated balance sheet. The majority of our ARS portfolio is AAA/Aaa-rated and collateralized by student loans, which are guaranteed 95% to 100% by the U.S. government. See Note 3, Investments, of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for more information. Due to the auction failures that began in mid-February 2008, we have been unable to liquidate many of our ARS. The investment principal associated with our ARS subject to failed auctions will not be accessible until successful auctions occur, a buyer is found outside of the auction process, the issuers establish a different form of financing to replace these securities, or final payments come due according to the contractual maturities of the debt issues, which range from 8 to 40 years. We intend to hold our ARS until we can recover the full principal amount through one of the means described above, and have the ability to do so based on our other sources of liquidity.

Our credit ratings and outlooks at July 7, 2009, are summarized below and are consistent with the ratings and outlooks reported in our Annual Report on Form 10-K for the fiscal year ended February 28, 2009.

Rating Agency	Rating	Outlook
Fitch	BBB+	Negative
Moody’s	Baa2	Stable
Standard & Poor’s	BBB–	Stable

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

Debt and Capital

At May 30, 2009, we had short-term debt outstanding under our various credit agreements of $1.0 billion, an increase from $783 million at February 28, 2009, to meet normal working capital needs. There was no signification change in our long-term debt at May 30, 2009, compared to February 28, 2009. See Note 6, Debt, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended February 28, 2009, for additional information regarding our debt.

Off-Balance-Sheet Arrangements and Contractual Obligations

Our liquidity is not dependent on the use of off-balance sheet financing arrangements other than in connection with our operating leases.

There has been no material change in our contractual obligations other than in the ordinary course of business since the end of fiscal 2009. See our Annual Report on Form 10-K for the fiscal year ended February 28, 2009, for additional information regarding our off-balance-sheet arrangements and contractual obligations.

Significant Accounting Policies and Estimates

We describe our significant accounting policies in Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended February 28, 2009. We discuss our critical accounting estimates in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended February 28, 2009. There has been no significant change in our significant accounting policies or critical accounting estimates since the end of fiscal 2009.

New Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles. This standard replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (“SEC”), which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009.  We will begin to use the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of fiscal 2010. As the Codification was not intended to change or alter existing GAAP, it will not have any impact on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140. The new standard eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. SFAS No. 166 is effective for fiscal years beginning after November 15, 2009.  We will adopt SFAS No. 166 in fiscal 2011 and are evaluating the impact it will have to our consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. This standard is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  SFAS No. 165 is effective for fiscal years and interim periods ended after June 15, 2009 and will be applied prospectively. We will adopt SFAS No. 165 in the second quarter of fiscal 2010 and do not expect that it will have a material impact on our consolidated financial statements.

In April 2009, the FASB issued three FASB Staff Positions (“FSP”) intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities. FSP No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides additional guidelines for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements. FSP No. 115-2, Recognition and Presentation of Other-Than-Temporary Impairments, provides additional guidance related to the disclosure of impairment losses on securities and the accounting for impairment losses on debt securities. FSP No. 115-2 does not amend existing guidance related to other-than-temporary impairments of equity securities. FSP No. 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments, increases the frequency of fair value disclosures. These FSPs are effective for fiscal years and interim periods ended after June 15, 2009 and will be effective for us beginning in the second quarter of fiscal 2010. We are evaluating the impact these FSPs will have on our financial statements and related disclosures, but do not expect that they will have a material impact on our consolidated financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand the effect these instruments and activities have on an entity’s financial position, financial performance and cash flows. Entities are required to provide enhanced disclosures about: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Our adoption of SFAS No. 161 in the fourth quarter of fiscal 2009 had no impact on our consolidated financial statements. However, in the first quarter of fiscal 2010, we entered into significant derivative hedging contracts and, accordingly, we have included the disclosures required by SFAS No. 161 in Note 7, Derivative Instruments, which are provided on a prospective basis.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. SFAS No. 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of shareholders’ equity. This new consolidation method significantly changes the accounting for transactions with minority interest holders. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. We adopted SFAS No. 160 on March 1, 2009, and applied the provisions of the standard prospectively, except for the presentation and disclosure requirements, which we applied retrospectively. Our adoption of SFAS No. 160 did not have a material impact on our consolidated financial statements other than the following reporting and disclosure changes which we applied retrospectively to all periods presented:

(i)           we recharacterized minority interests previously reported on our condensed consolidated balance sheets as noncontrolling interests and classified them as a component of shareholders’ equity;

(ii)           we adjusted certain captions previously utilized on our consolidated statements of earnings to specifically identify net earnings attributable to noncontrolling interests and net earnings attributable to Best Buy Co., Inc.; and

(iii)        in order to reconcile net earnings to the cash flows from operating activities, we changed the starting point on our consolidated statements of cash flows from net earnings to net earnings including noncontrolling interests with net earnings or loss from the noncontrolling interest (previously, minority interests) no longer a reconciling item in arriving at net cash flows from operating activities in our consolidated statement of cash flows.

Additional disclosures required by this standard are also included in Note 9, Supplemental Equity and Comprehensive Income Information.

Safe Harbor Statement Under the Private Securities Litigation Reform Act

Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), provide a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their companies. With the exception of historical information, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements and may be identified by the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” “plan,” “project,” “outlook,” and other words and terms of similar meaning. Such statements reflect our current view with respect to future events and are subject to certain risks, uncertainties and assumptions. A variety of factors could cause our future results to differ materially from the anticipated results expressed in such forward-looking statements. Readers should review Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended February 28, 2009, for a description of important factors that could cause future results to differ materially from those contemplated by the forward-looking statements made in this Quarterly Report on Form 10-Q. In addition, general economic conditions, acquisitions and development of new businesses, divestitures, product availability, sales volumes, pricing actions and promotional activities of our competitors, profit margins, weather, changes in law or regulations, foreign currency fluctuation, availability of suitable real estate locations, our ability to react to a disaster recovery situation, availability of consumer credit and the impact of labor markets and new product introductions on our overall profitability, among other things, could cause our future results to differ materially from those projected in any such forward-looking statement.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In addition to the risks inherent in our operations, we are exposed to certain market risks, including adverse changes in foreign currency exchange rates and interest rates.

Foreign Currency Exchange Rate Risk

We have market risk arising from changes in foreign currency exchange rates related to our International segment operations. On a limited basis, we use forward foreign exchange contracts to hedge the impact of fluctuations in foreign currency exchange rates. Our Canada and Europe businesses enter into the contracts primarily to hedge certain non-functional currency exposures. The aggregate notional amount and fair value recorded on our consolidated balance sheet related to our foreign exchange forward and swap contracts outstanding was $882 million and $(3) million, respectively, at May 30, 2009. The aggregate loss recorded in our consolidated statement of net earnings related to all such contracts settled and outstanding was a loss of $(4) million in the first quarter of fiscal 2010.

Since the first quarter of fiscal 2009, the U.S. dollar has been generally stronger relative to the currencies of the foreign countries in which we operate. The overall strength of the U.S. dollar had a negative impact on our International segment’s revenue and net earnings because the foreign denominations translated into fewer U.S. dollars.

It is not possible to determine the exact impact of foreign currency exchange rate changes; however, the effect on reported revenue and net earnings can be estimated. We estimate that the overall strength of the U.S. dollar had an unfavorable impact on our revenue of approximately $170 million in the first quarter of fiscal 2010. In addition, we estimate that such strength had an unfavorable impact of approximately $1 million on our net earnings in the first quarter of fiscal 2010.

Interest Rate Risk

Short-term and long-term debt

At May 30, 2009, our short-term and long-term debt was comprised primarily of credit facilities, our convertible debentures and our notes due July 15, 2013. We do not manage the interest rate risk on our debt through the use of derivative instruments.

Our credit facilities are not subject to material interest rate risk. The credit facilities’ interest rates may be reset due to fluctuations in a market-based index, such as the federal funds rate, the London Interbank Offered Rate (LIBOR), or the base rate or prime rate of our lenders. A hypothetical 100-basis-point change in the interest rates of our credit facilities would change our annual pre-tax earnings by $10 million.

Our convertible debentures are not subject to material interest rate risk. The interest rate on our debentures may be reset but not more than 100 basis points higher than the current rates. If the interest rate on the debentures at May 30, 2009, were to be reset 100 basis points higher, our annual pre-tax earnings would decrease by $4 million.

There is no interest rate risk associated with our notes due July 15, 2013, as the interest rate thereon is fixed at 6.75% per annum.

Long-term investments in debt securities

At May 30, 2009, our long-term investments in debt securities were comprised of auction-rate securities. These investments are not subject to material interest rate risk. A hypothetical 100-basis-point change in the interest rate would change our annual pre-tax earnings by $3 million. We do not currently manage interest rate risk on these investments through the use of derivative instruments.

Other Market Risks

Investments in auction-rate securities

At May 30, 2009, we held $298 million in investments in ARS, after recognizing a $14 million temporary impairment in the first quarter of fiscal 2010. Given current conditions in the ARS market as described in Note 3, Investments, of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, we may incur additional temporary unrealized losses or other-than-temporary realized losses in the future if market conditions were to persist and we are unable to recover the cost of our ARS investments. A hypothetical 100-basis-point loss from the par value of these investments would result in a $3 million impairment.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), at May 30, 2009. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at May 30, 2009, our disclosure controls and procedures were effective.

There was no change in internal control over financial reporting during the fiscal quarter ended May 30, 2009, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

We acquired Best Buy Europe and Napster in fiscal 2009. We are not yet required to evaluate, and have not fully evaluated, changes in Best Buy Europe’s or Napster’s internal control over financial reporting and, therefore, any material changes in internal control over financial reporting that may result from these acquisitions have not been disclosed in this Quarterly Report on Form 10-Q. We intend to disclose all material changes in internal control over financial reporting resulting from these acquisitions prior to or in our Annual Report on Form 10-K for the fiscal year ending February 27, 2010, in which report we will be required for the first time to include Best Buy Europe and Napster in our annual assessment of internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)  Stock Repurchases

The following table presents the total number of shares of our common stock that we purchased during the first quarter of fiscal 2010, the average price paid per share, the number of shares that were purchased as part of a publicly announced repurchase program, and the approximate dollar value of shares that still could have been purchased at the end of the applicable fiscal period, pursuant to our June 2007 $5.5 billion share repurchase program:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [1]
March 1, 2009, through April 4, 2009	—	$—	—	$2,500,000,000
April 5, 2009, through May 2, 2009	—	—	—	2,500,000,000
May 3, 2009, through May 30, 2009	—	—	—	2,500,000,000
Total Fiscal 2010 First Quarter	—	—	—	2,500,000,000

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

BEST BUY CO., INC.
(Registrant)

Date: July 9, 2009	By:	/s/ BRIAN J. DUNN
Brian J. Dunn
Chief Executive Officer (duly authorized officer)

Date: July 9, 2009	By:	/s/ JAMES L. MUEHLBAUER
James L. Muehlbauer
Executive Vice President — Finance and Chief Financial Officer (duly authorized and principal financial officer)

Date: July 9, 2009	By:	/s/ SUSAN S. GRAFTON
Susan S. Grafton
Vice President, Controller and Chief Accounting Officer (duly authorized and chief accounting officer)