Form 10-Q
period 2009-08-29
BEST BUY CO INC
filed 2009-10-08
CIK 764478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 29, 2009

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

        Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, $.10 Par Value — 416,539,000 shares outstanding as of August 29, 2009.

BEST BUY CO., INC.

FORM 10-Q FOR THE QUARTER ENDED AUGUST 29, 2009

PART I — FINANCIAL INFORMATION

ITEM 1.               CONSOLIDATED FINANCIAL STATEMENTS

BEST BUY CO., INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

($ in millions, except per share amounts)

(Unaudited)

	August 29, 2009	February 28, 2009	August 30, 2008
CURRENT ASSETS
Cash and cash equivalents	$668	$498	$544
Short-term investments	93	11	—
Receivables	1,770	1,868	1,785
Merchandise inventories	5,738	4,753	6,105
Other current assets	1,035	1,062	894
Total current assets	9,304	8,192	9,328

PROPERTY AND EQUIPMENT, NET	4,162	4,174	4,119

GOODWILL	2,442	2,203	2,536

TRADENAMES	168	173	188

CUSTOMER RELATIONSHIPS	318	322	488

EQUITY AND OTHER INVESTMENTS	334	395	501

OTHER ASSETS	463	367	362

TOTAL ASSETS	$17,191	$15,826	$17,522

NOTE:  The consolidated balance sheet as of February 28, 2009, has been condensed from the audited consolidated financial statements.

See Notes to Condensed Consolidated Financial Statements.

BEST BUY CO., INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

($ in millions, except per share amounts)

(Unaudited)

	August 29, 2009	February 28, 2009	August 30, 2008
CURRENT LIABILITIES
Accounts payable	$5,407	$4,997	$5,924
Unredeemed gift card liabilities	400	479	457
Accrued compensation and related expenses	427	459	546
Accrued liabilities	1,543	1,382	1,455
Accrued income taxes	51	281	44
Short-term debt	1,091	783	1,515
Current portion of long-term debt	45	54	39
Total current liabilities	8,964	8,435	9,980

LONG-TERM LIABILITIES	1,217	1,109	929

LONG-TERM DEBT	1,111	1,126	1,136

SHAREHOLDERS’ EQUITY
Best Buy Co., Inc. Shareholders’ Equity
Preferred stock, $1.00 par value: Authorized — 400,000 shares; Issued and outstanding — none	—	—	—
Common stock, $.10 par value: Authorized — 1.0 billion shares; Issued and outstanding — 416,539,000, 413,684,000 and 412,332,000 shares, respectively	42	41	41
Additional paid-in capital	329	205	112
Retained earnings	4,908	4,714	4,205
Accumulated other comprehensive income (loss)	27	(317)	394
Total Best Buy Co., Inc. shareholders’ equity	5,306	4,643	4,752
Noncontrolling interests	593	513	725
Total shareholders’ equity	5,899	5,156	5,477

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$17,191	$15,826	$17,522

NOTE:  The consolidated balance sheet as of February 28, 2009, has been condensed from the audited consolidated financial statements.

See Notes to Condensed Consolidated Financial Statements.

BEST BUY CO., INC.

CONSOLIDATED STATEMENTS OF EARNINGS

($ in millions, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	August 29, 2009	August 30, 2008	August 29, 2009	August 30, 2008
Revenue	$11,022	$9,801	$21,117	$18,791
Cost of goods sold	8,338	7,420	15,876	14,277
Gross profit	2,684	2,381	5,241	4,514
Selling, general and administrative expenses	2,404	2,042	4,613	3,898
Restructuring charges	—	—	52	—
Operating income	280	339	576	616
Other income (expense)
Investment income and other	18	9	27	30
Interest expense	(22)	(21)	(45)	(34)

Earnings before income tax expense and equity in loss of affiliates	276	327	558	612
Income tax expense	119	122	245	228
Equity in loss of affiliates	—	—	—	(1)
Net earnings including noncontrolling interests	157	205	313	383
Net loss (earnings) attributable to noncontrolling interests	1	(3)	(2)	(2)

Net earnings attributable to Best Buy Co., Inc.	$158	$202	$311	$381

Earnings per share attributable to Best Buy Co., Inc.
Basic	$0.38	$0.49	$0.75	$0.92
Diluted	$0.37	$0.48	$0.74	$0.91

Dividends declared per common share	$0.14	$0.13	$0.27	$0.26

Weighted average common shares outstanding (in millions)
Basic	416.5	412.1	415.8	411.7
Diluted	427.0	423.3	426.2	423.0

See Notes to Condensed Consolidated Financial Statements.

BEST BUY CO., INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)

(Unaudited)

	Six Months Ended
	August 29, 2009	August 30, 2008
OPERATING ACTIVITIES
Net earnings including noncontrolling interests	$313	$383
Adjustments to reconcile net earnings including noncontrolling interests to total cash provided by operating activities
Depreciation	407	312
Amortization of definite-lived intangible assets	42	1
Restructuring charges	52	—
Stock-based compensation	57	54
Deferred income taxes	6	(24)
Excess tax benefits from stock-based compensation	(1)	(4)
Other, net	(6)	(2)
Changes in operating assets and liabilities, net of acquired assets and liabilities
Receivables	165	(57)
Merchandise inventories	(883)	(899)
Other assets	48	14
Accounts payable	316	782
Other liabilities	(33)	(126)
Income taxes	(245)	(384)
Total cash provided by operating activities	238	50

INVESTING ACTIVITIES
Additions to property and equipment, net of $122 non-cash capital expenditures in the six months ended August 30, 2008	(310)	(502)
Purchases of investments	(7)	(70)
Sales of investments	37	183
Acquisition of business, net of cash acquired	—	(2,089)
Change in restricted assets	(11)	(10)
Settlement of net investment hedges	66	—
Other, net	(13)	(12)
Total cash used in investing activities	(238)	(2,500)

FINANCING ACTIVITIES
Borrowings of debt	2,967	2,188
Repayments of debt	(2,680)	(614)
Dividends paid	(117)	(107)
Issuance of common stock under employee stock purchase plan and for the exercise of stock options	77	46
Acquisition of noncontrolling interests	(34)	—
Excess tax benefits from stock-based compensation	1	4
Other, net	4	(12)
Total cash provided by financing activities	218	1,505

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(48)	51

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	170	(894)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	498	1,438

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$668	$544

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

We consolidate the financial results of our Europe, China and Mexico operations on a two-month lag. There were no significant intervening events that would have materially affected our consolidated financial statements had they been recorded during the three months ended August 29, 2009.

In preparing the accompanying unaudited condensed consolidated financial statements, we evaluated the period from August 30, 2009 through October 6, 2009, the date the financial statements herein were available to be issued, for material subsequent events requiring recognition or disclosure. No such events were identified for this period.

Reclassifications

To maintain consistency and comparability, we reclassified certain prior-year amounts to conform to the current-year presentation as described in Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended February 28, 2009. To conform to the current-year presentation, which presents customer relationships separately on our consolidated balance sheets, we reclassified to customer relationships, $488 at August 30, 2008, which was previously reported in other assets on our condensed consolidated balance sheet.

In addition, as a result of the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, as described below in New Accounting Standards, we:

•                  reclassified to noncontrolling interests, a component of shareholders’ equity, $513 and $725 at February 28, 2009, and August 30, 2008, respectively, which was previously reported as minority interests on our condensed consolidated balance sheets;

•                  reported as separate captions within our consolidated statements of earnings, net earnings including noncontrolling interests, net (earnings) loss attributable to noncontrolling interests, and net earnings attributable to Best Buy Co., Inc. of $205, $(3) and $202, respectively, for the three months ended August 30, 2008, and $383, $(2) and $381, respectively, for the six months ended August 30, 2008; and

•                  utilized net earnings including noncontrolling interests of $383 for the six months ended August 30, 2008, as the starting point on our consolidated statements of cash flows in order to reconcile net earnings to cash flows from operating activities, rather than beginning with net earnings, which was previously exclusive of noncontrolling interests.

These reclassifications had no effect on previously reported consolidated operating income, net earnings attributable to Best Buy Co., Inc., or net cash flows from operating activities.  Also, earnings per share continues to be based on net earnings attributable to Best Buy Co., Inc.

New Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles. This standard replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) became the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (“SEC”), which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification became nonauthoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009.  We have begun to use the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of fiscal 2010.  As the Codification was not intended to change or alter existing GAAP, it will not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). This standard responds to concerns about the application of certain key provisions of FASB Interpretation (FIN) 46(R), including those regarding the transparency of the involvement with variable interest entities. Specifically, SFAS No. 167 requires a qualitative approach to identifying a controlling financial interest in a variable interest entity (“VIE”) and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. In addition, the standard requires additional disclosures about the involvement with a VIE and any significant changes in risk exposure due to that involvement. SFAS No. 167 is effective for fiscal years beginning after November 15, 2009. We plan to adopt SFAS No. 167 in fiscal 2011 and are evaluating the impact it will have on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140. The new standard eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. SFAS No. 166 is effective for fiscal years beginning after November 15, 2009.  We plan to adopt SFAS No. 166 in fiscal 2011 and are evaluating the impact it will have on our consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. This standard is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  SFAS No. 165 was effective for fiscal years and interim periods ended after June 15, 2009 and must be applied prospectively. We adopted and applied the provisions of SFAS No. 165 for our fiscal quarter ended August 29, 2009, and have included the disclosures required by SFAS No. 165 in the Basis of Presentation section above. The adoption of SFAS No. 165 did not have an impact on our consolidated financial position or results of operations.

In April 2009, the FASB issued three FASB Staff Positions (“FSP”) intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities. FSP No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides additional guidelines for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements. FSP No. 115-2, Recognition and Presentation of Other-Than-Temporary Impairments, provides additional guidance related to the disclosure of impairment losses on securities and the accounting for impairment losses on debt securities. FSP No. 115-2 does not amend existing guidance related to other-than-temporary impairments of equity securities. FSP No. 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments, increases the frequency of fair value disclosures. These FSPs are effective for fiscal years and interim periods ended after June 15, 2009.  As such, we adopted these FSPs in the second quarter of fiscal 2010, and have included the additional required interim disclosures about the fair value of financial instruments and valuation techniques within Note 3, Investments, and Note 4, Fair Value Measurements. The adoption of these FSPs did not have a material impact on our consolidated financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand the effect these instruments and activities have on an entity’s financial position, financial performance and cash flows. Entities are required to provide enhanced disclosures about: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Our adoption of SFAS No. 161 in the fourth quarter of fiscal 2009 had no impact on our consolidated financial statements. However, in the first quarter of fiscal 2010, we entered into significant derivative hedging contracts and, accordingly, we have included the disclosures required by SFAS No. 161 in Note 8, Derivative Instruments, which are provided on a prospective basis.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. SFAS No. 160 changes the accounting and reporting for minority interests, which must be recharacterized as noncontrolling interests and classified as a component of shareholders’ equity. This new consolidation method significantly changes the accounting for transactions with minority interest holders. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. We adopted SFAS No. 160 on March 1, 2009, and applied the provisions of the standard prospectively, except for the presentation and disclosure requirements, which we applied retrospectively. Our adoption of SFAS No. 160 did not have a material impact on our consolidated financial statements other than the following reporting and disclosure changes which we applied retrospectively to all periods presented:

(i)             we recharacterized minority interests previously reported on our condensed consolidated balance sheets as noncontrolling interests and classified them as a component of shareholders’ equity;

(ii)          we adjusted certain captions previously utilized on our consolidated statements of earnings to specifically identify net earnings attributable to noncontrolling interests and net earnings attributable to Best Buy Co., Inc.; and

(iii)       in order to reconcile net earnings to the cash flows from operating activities, we changed the starting point on our consolidated statements of cash flows from net earnings to net earnings including noncontrolling interests, with net earnings or loss from the noncontrolling interests (previously, minority interests) no longer a reconciling item in arriving at net cash flows from operating activities in our consolidated statement of cash flows.

Additional disclosures required by this standard are included in Note 10, Supplemental Equity and Comprehensive Income Information.

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

The preliminary purchase price allocation was as follows:

Net assets of noncontrolling interests	$48
Tradenames	8
Goodwill	137
Total assets	193

Long-term liabilities	(2)

Purchase price allocated to assets and liabilities acquired	$191

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

We have consolidated Napster in our financial results as part of our Domestic segment from the date of acquisition. We recorded the net assets acquired at their estimated fair values and allocated the purchase price on a preliminary basis using information then available. The allocation of the purchase price to the acquired assets and liabilities will be finalized no later than the third quarter of fiscal 2010. None of the goodwill is deductible for tax purposes.

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

Best Buy Europe

On May 7, 2008, we entered into a Sale and Purchase Agreement with The Carphone Warehouse Group PLC (“CPW”). All conditions to closing were satisfied, and the transaction was consummated on June 30, 2008. The effective acquisition date for accounting purposes was the close of business on June 28, 2008, the end of CPW’s fiscal first quarter. Pursuant to the transaction, CPW contributed certain assets and liabilities into a newly-formed company, Best Buy Europe Distributions Limited (“Best Buy Europe”), in exchange for all of the ordinary shares of Best Buy Europe, and our wholly-owned subsidiary, Best Buy Distributions Limited, purchased 50% of such ordinary shares of Best Buy Europe from CPW for an aggregate purchase price of $2,167. In addition to the purchase price paid to CPW, we incurred $29 of transaction costs for an aggregate purchase price of $2,196.

Pursuant to a shareholders’ agreement with CPW, our designees to the Best Buy Europe board of directors have ultimate approval rights over select Best Buy Europe senior management positions and the annual capital and operating budgets of Best Buy Europe.

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

We recorded the net assets acquired at their estimated fair values and allocated the purchase price on a preliminary basis using information then available. The allocation of the purchase price to the acquired assets and liabilities was finalized in the second quarter of fiscal 2010. None of the goodwill is deductible for tax purposes.

The final purchase price allocation was as follows:

Cash and cash equivalents	$124
Restricted cash	112
Receivables	1,190
Merchandise inventories	535
Other current assets	114
Property and equipment	500
Goodwill	1,546
Tradenames	93
Customer relationships	484
Other assets	184
Total assets	4,882

Accounts payable	(803)
Other current liabilities	(695)
Short-term debt	(299)
Long-term liabilities	(246)
Total liabilities	(2,043)

Noncontrolling interests[1]	(643)

Purchase price allocated to assets and liabilities acquired	$2,196

1                   We recorded the fair value adjustments only in respect of the 50% of net assets acquired, with the remaining 50% of the net assets of Best Buy Europe being consolidated and recorded at their historical cost basis. This also resulted in a $643 noncontrolling interest being reflected in our condensed consolidated balance sheet in respect of the 50% owned by CPW.

The valuation of the identifiable intangible assets acquired was based on management’s estimates, available information and reasonable and supportable assumptions. The valuation was generally based on the fair value of these assets using income and market approaches. The amortizable intangible assets are being amortized using a straight-line method over their respective estimated useful lives. The following table summarizes the identified intangible asset categories and their respective weighted average amortization periods:

	Weighted Average
	Amortization Period (in years)	Fair Value
Customer relationships	6.8	$484
Tradenames	4.2	93
Total	6.4	$577

We recorded an estimate for costs to terminate certain activities associated with Best Buy Europe operations. A restructuring accrual of $20 has been recorded and reflects the accrued restructuring costs incurred at the date of acquisition, primarily for store closure costs and agreement termination fees.

Our interest in Best Buy Europe is separate from our investment in the common stock of CPW, as discussed in Note 3, Investments.

Pro Forma Financial Results

Our pro forma condensed consolidated financial results of operations are presented in the following table as if the acquisitions described above had been completed at the beginning of each period presented:

	Three months	Six months
	ended	ended
	August 30, 2008	August 30, 2008
Pro forma revenue	$11,250	$21,778
Pro forma net earnings	161	336

Pro forma earnings per common share
Basic	$0.39	$0.82
Diluted	0.38	0.80

Weighted average common shares outstanding
Basic	412.1	411.7
Diluted	423.3	423.0

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

3.                        Investments

Investments were comprised of the following:

	August 29, 2009	February 28, 2009	August 30, 2008
Short-term investments
Money market fund	$4	$8	$—
Debt securities (auction-rate securities)	89	—	—
Other investments	—	3	—
Total short-term investments	$93	$11	$—

Equity and other investments
Debt securities (auction-rate securities)	$209	$314	$354
Marketable equity securities	78	41	101
Other investments	47	40	46
Total equity and other investments	$334	$395	$501

Debt Securities

Our debt securities are comprised of auction-rate securities (“ARS”). We classify our investments in ARS as available-for-sale and carry them at fair value. ARS were intended to behave like short-term debt instruments because their interest rates reset periodically through an auction process, most commonly at intervals of 7, 28 and 35 days. The auction process had historically provided a means by which we could rollover the investment or sell these securities at par in order to provide us with liquidity as needed.

In mid-February 2008, auctions began to fail due to insufficient buyers, as the amount of securities submitted for sale in auctions exceeded the aggregate amount of the bids. For each failed auction, the interest rate on the security moves to a maximum rate specified for each security, and generally resets at a level higher than specified short-term interest rate benchmarks. To date, we have collected all interest due on our ARS and expect to continue to do so in the future. We sold $22 of ARS at par during the first six months of fiscal 2010. However, at August 29, 2009, our entire remaining ARS portfolio, consisting of 51 investments in ARS, was subject to failed auctions. Subsequent to August 29, 2009, and through October 6, 2009, we sold $6 (par value) of our ARS.

As a result of the persistent failed auctions, and the uncertainty of when these investments could be liquidated at par, we have classified all of our investments in ARS as non-current assets within equity and other investments in our consolidated balance sheet at August 29, 2009, except for $89, which was marketed and sold by UBS AG and its affiliates (collectively, “UBS”) and is classified within short-term investments. In October 2008, we accepted a settlement with UBS pursuant to which UBS issued to us Series C-2 Auction Rate Securities Rights (“ARS Rights”). The ARS Rights provide us the right to receive the full par value of our UBS-brokered ARS of $89 plus accrued but unpaid interest at any time between June 30, 2010, and July 2, 2012.  We plan to exercise our ARS Rights in the second quarter of fiscal 2011.

Our ARS portfolio consisted of the following at August 29, 2009, February 28, 2009, and August 30, 2008, at fair value:

Description	Nature of collateral or guarantee	August 29, 2009	February 28, 2009	August 30, 2008
Student loan bonds	Student loans guaranteed 95% to 100% by the U.S. government	$278	$276	$295
Municipal revenue bonds	100% insured by AA/Aa-rated bond insurers at August 29, 2009	20	24	44
Auction preferred securities	Underlying investments of closed-end funds	—	14	15
Total fair value[1]		$298	$314	$354

1                   The par value and weighted-average interest rates (taxable equivalent) of our ARS were $306, $329 and $354 and 1.23%, 2.04% and 6.95%, respectively, at August 29, 2009, February 28, 2009, and August 30, 2008, respectively.

At August 29, 2009, our ARS portfolio was 79% AAA/Aaa-rated, 9% AA/Aa-rated and 12% A/A-rated.

The investment principal associated with failed auctions will not be accessible until successful auctions occur, a buyer is found outside of the auction process, the issuers establish a different form of financing to replace these securities, or final payments are due according to the contractual maturities of the debt issues, which range from seven to 39 years. We intend to hold our ARS until we can recover the full principal amount through one of the means described above, and have the ability to do so based on our other sources of liquidity.

We evaluated our entire ARS portfolio of $306 (par value) for impairment at August 29, 2009, based primarily on the methodology described in Note 4, Fair Value Measurements. As a result of this review, we determined that the fair value of our ARS portfolio at August 29, 2009, was $298. Accordingly, we recognized a $8 pre-tax unrealized loss in accumulated other comprehensive income. This unrealized loss reflects a temporary impairment on all of our investments in ARS, except for our investments in ARS with UBS, for which we have determined that fair value approximates par value. The estimated fair value of our ARS portfolio could change significantly based on future market conditions. We will continue to assess the fair value of our ARS portfolio for substantive changes in relevant market conditions, changes in our financial condition or other changes that may alter our estimates described above.

We may be required to record an additional unrealized holding loss or an impairment charge to earnings if we determine that our ARS portfolio has incurred a further decline in fair value that is temporary or other-than-temporary, respectively. Factors that we consider when assessing our ARS portfolio for other-than-temporary impairment include the duration and severity of the impairment, the reason for the decline in value and the potential recovery period, the nature of the collateral or guarantees in place as well as our intent and ability to hold an investment.

We had $(5), $(10) and $0 in unrealized (loss) gain, net of tax, recorded in accumulated other comprehensive income at August 29, 2009, February 28, 2009, and August 30, 2008, respectively, related to our investments in debt securities.

Marketable Equity Securities

We invest in marketable equity securities and classify them as available-for-sale. Investments in marketable equity securities are classified as non-current assets within equity and other investments in our condensed consolidated balance sheets, and are reported at fair value based on quoted market prices.

Our investments in marketable equity securities were as follows:

	August 29, 2009	February 28, 2009	August 30, 2008

Common stock of CPW	$78	$40	$94
Other	—	1	7
Total	$78	$41	$101

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

We purchased shares of CPW’s common stock in fiscal 2008 for $183 and in the third quarter of fiscal 2009, recorded a $111 other-than-temporary impairment charge.  Subsequent to February 28, 2009, the market price of CPW common stock increased and, accordingly, we recorded a $32 pre-tax unrealized gain in accumulated other comprehensive income related to this investment at August 29, 2009.

All unrealized holding gains or losses related to our investments in marketable equity securities are reflected net of tax in accumulated other comprehensive income in shareholders’ equity. Net unrealized gain (loss), net of tax, included in accumulated other comprehensive income was $21, $(4) and $(72) at August 29, 2009, February 28, 2009, and August 30, 2008, respectively.

Other Investments

The aggregate carrying values of investments accounted for using either the cost method or the equity method at August 29, 2009, February 28, 2009, and August 30, 2008, were $47, $43 and $46, respectively.

4.                         Fair Value Measurements

We adopted SFAS No. 157, Fair Value Measurements, on March 2, 2008. This standard defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 also establishes a three-tier valuation hierarchy based upon observable and non-observable inputs:

Level 1 —     Unadjusted quoted prices that are available in active markets for the identical assets or liabilities at the measurement date.

Level 2 —     Significant other observable inputs available at the measurement date, other than quoted prices included in Level 1, either directly or indirectly.

Level 3 —     Significant unobservable inputs that cannot be corroborated by observable market data and reflect the use of significant management judgment. These values are generally determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions.

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The fair value hierarchy requires the use of observable market data when available. In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following tables set forth by level within the fair value hierarchy, our financial assets and liabilities that were accounted for at fair value on a recurring basis at August 29, 2009, February 28, 2009, and August 30, 2008, according to the valuation techniques we used to determine their fair values.

		Fair Value Measurements Using Inputs Considered as
	Fair Value at August 29, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS
Short-term investments
Money market fund	$4	$—	$4	$—
Auction-rate securities	89	—	—	89
Other current assets
U.S. Treasury bills (restricted cash)	80	80	—	—
Money market funds (restricted cash)	53	53	—	—
Derivative instruments	9	—	9	—
Equity and other investments
Auction-rate securities	209	—	—	209
Marketable equity securities	78	78	—	—
Other assets
Assets that fund deferred compensation	71	71	—	—
Derivative instruments	6	—	6	—

LIABILITIES
Accrued liabilities
Derivative instruments	1	—	1	—
Long-term liabilities
Deferred compensation	60	60	—	—

		Fair Value Measurements Using Inputs Considered as
	Fair Value at February 28, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS
Short-term investments
Money market fund	$8	$—	$8	$—
Other current assets (restricted assets)
U.S. Treasury bills	125	125	—	—
Equity and other investments
Auction-rate securities	314	—	—	314
Marketable equity securities	41	41	—	—
Other assets
Assets that fund deferred compensation	64	64	—	—

LIABILITIES
Long-term liabilities
Deferred compensation	55	55	—	—

		Fair Value Measurements Using Inputs Considered as
	Fair Value at August 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS
Cash and cash equivalents
Money market funds	$124	$124	$—	$—
Other current assets (restricted assets)
Money market funds	104	104	—	—
Equity and other investments
Auction-rate securities	354	—	—	354
Marketable equity securities	101	101	—	—
Other assets
Assets that fund deferred compensation	79	79	—	—

LIABILITIES
Long-term liabilities
Deferred compensation	71	71	—	—

The following tables provide a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis in the tables above that used significant unobservable inputs (Level 3) for the three and six months ended August 29, 2009 and August 30, 2008.

	Debt securities- Auction-rate securities only
	Student loan bonds	Municipal revenue bonds	Auction preferred securities	Total
Balances at May 30, 2009	$274	$24	$—	$298
Changes in unrealized gains (losses)	5	—	—	5
Purchases, sales and settlements, net	(1)	(4)	—	(5)
Balances at August 29, 2009	$278	$20	$—	$298

	Debt securities- Auction-rate securities only
	Student loan bonds	Municipal revenue bonds	Auction preferred securities	Total
Balances at February 28, 2009	$276	$24	$14	$314
Changes in unrealized gains (losses)	5	—	1	6
Purchases, sales and settlements, net	(3)	(4)	(15)	(22)
Balances at August 29, 2009	$278	$20	$—	$298

	Debt securities- Auction-rate securities only
	Student loan bonds	Municipal revenue bonds	Auction preferred securities	Total
Balances at May 31, 2008	$298	$59	$23	$380
Purchases, sales and settlements, net	—	(15)	(8)	(23)
Interest received, net	(3)	—	—	(3)
Balances at August 30, 2008	$295	$44	$15	$354

	Debt securities- Auction-rate securities only
	Student loan bonds	Municipal revenue bonds	Auction preferred securities	Total
Balances at March 1, 2008	$297	$97	$23	$417
Purchases, sales and settlements, net	(1)	(53)	(8)	(62)
Interest received, net	(1)	—	—	(1)
Balances at August 30, 2008	$295	$44	$15	$354

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Money Market Funds.  Our money market fund investments were classified as Level 1 or 2. If a fund is not trading on a regular basis, and we have been unable to obtain pricing information on an ongoing basis, we classify the fund as Level 2.

U.S. Treasury Bills.  Our U.S. Treasury notes were classified as Level 1 as they trade with sufficient frequency and volume to enable us to obtain pricing information on an ongoing basis.

Derivative Instruments.  Comprised primarily of foreign currency forward contracts and foreign currency swaps, our derivative instruments were measured at fair value using readily observable market inputs, such as quotations on forward foreign exchange points and foreign interest rates. Our derivative instruments were classified as Level 2 as these instruments are custom, over-the-counter contracts with various bank counterparties that are not actively traded.

Auction-Rate Securities.  Our investments in auction-rate securities were classified as Level 3 as quoted prices were unavailable due to events described in Note 3, Investments. Due to limited market information, we utilized a discounted cash flow (“DCF”) model to derive an estimate of fair value at August 29, 2009. The assumptions used in preparing the DCF model included estimates with respect to the amount and timing of future interest and principal payments, forward projections of the interest rate benchmarks, the probability of full repayment of the principal considering the credit quality and guarantees in place, and the rate of return required by investors to own such securities given the current liquidity risk associated with auction-rate securities.

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

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

Disclosures for nonfinancial assets and liabilities that are measured at fair value, but are recognized and disclosed at fair value on a nonrecurring basis, were required prospectively beginning March 1, 2009. During the six months ended August 29, 2009, we had no significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

Fair Value of Financial Instruments

Our financial instruments, other than those presented in the disclosures above, include cash, receivables, other investments, accounts payable, accrued liabilities and short- and long-term debt. The fair values of cash, receivables, accounts payable, accrued liabilities and short-term debt approximated carrying values because of the short-term nature of these instruments. Fair values for other investments held at cost are not readily available, but are estimated to approximate fair value. See Note 7, Debt, for information about the fair value of our long-term debt.

5.                         Goodwill and Intangible Assets

The changes in the carrying amount of goodwill and indefinite-lived tradenames by segment were as follows in the six months ended August 29, 2009 and August 30, 2008:

	Goodwill			Tradenames
	Domestic	International	Total	Domestic	International	Total
Balances at February 28, 2009	$434	$1,769	$2,203	$32	$72	$104
Adjustments to purchase price allocation	—	42	42	—	—	—
Changes in foreign currency exchange rates	—	197	197	—	7	7
Balances at August 29, 2009	$434	$2,008	$2,442	$32	$79	$111

	Goodwill			Tradenames
	Domestic	International	Total	Domestic	International	Total
Balances at March 1, 2008	$450	$638	$1,088	$23	$74	$97
Acquisition	—	1,491	1,491	—	—	—
Changes in foreign currency exchange rates	—	(43)	(43)	—	(3)	(3)
Balances at August 30, 2008	$450	$2,086	$2,536	$23	$71	$94

The following table provides the gross carrying amount and related accumulated amortization of definite-lived intangible assets:

	August 29, 2009		February 28, 2009		August 30, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Tradenames	$76	$(19)	$79	$(10)	$94	$—
Customer relationships	406	(88)	367	(45)	489	(1)
Total	$482	$(107)	$446	$(55)	$583	$(1)

Total amortization expense for the three months ended August 29, 2009 and August 30, 2008 was $21 and less than $1, respectively, and was $42 and $1 for the six months then ended, respectively.  The estimated future amortization expense for identifiable intangible assets during the remainder of fiscal 2010 and for the next four years is as follows:

Fiscal Year
Remainder of fiscal 2010	$44
2011	89
2012	67
2013	46
2014	41
Thereafter	88

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

In April 2009, we notified our U.S. Best Buy store employees of our intention to update our store operating model, which included eliminating certain positions. In addition, we incurred restructuring charges related to employee termination benefits and business reorganization costs at Best Buy Europe within our International segment.  As a result of our restructuring efforts, we recorded charges of $52 in the first quarter of fiscal 2010.  No restructuring charges were recorded in the second quarter of fiscal 2010, and we believe we are substantially complete with our announced restructuring activities.

All charges related to our restructuring plans were presented as restructuring charges in our consolidated statements of earnings. The composition of our restructuring charges incurred in the six months ended August 29, 2009, as well as the cumulative amount incurred through August 29, 2009, for both the Domestic and International segments, were as follows:

	Domestic		International		Total
	Six Months Ended August 29, 2009	Cumulative Amount through August 29, 2009	Six Months Ended August 29, 2009	Cumulative Amount through August 29, 2009	Six Months Ended August 29, 2009	Cumulative Amount through August 29, 2009
Termination benefits	$25	$94	$26	$32	$51	$126
Facility closure costs	—	1	1	1	1	2
Property and equipment write-downs	—	2	—	—	—	2
Total	$25	$97	$27	$33	$52	$130

The following table summarizes our restructuring accrual activity in the six months ended August 29, 2009, related to termination benefits and facility closure costs:

	Termination Benefits	Facility Closure Costs	Total
Balances at February 28, 2009	$73	$1	$74
Charges	51	1	52
Cash payments	(104)	(1)	(105)
Effects of foreign exchange rates	2	—	2
Balances at August 29, 2009	$22	$1	$23

We will continue to evaluate our operating structure and cannot project whether any further restructuring charges will be necessary.

7.                         Debt

Short-Term Debt

Short-term debt consisted of the following:

	August 29, 2009	February 28, 2009	August 30, 2008

JPMorgan credit facility	$325	$162	$1,173
Europe receivables financing agreement	—	—	—
Europe revolving credit facility	730	584	299
Canada revolving demand facility	—	2	—
China revolving demand facilities	36	35	43
Total short-term debt	$1,091	$783	$1,515

Europe Receivables Financing Agreement

In the second quarter of fiscal 2010, a subsidiary of Best Buy Europe (the “Subsidiary”) entered into a £350 (or $573) receivables financing agreement (the “Agreement”) with Barclays Bank PLC, as administrative agent, and a syndication of banks to finance the working capital needs of Best Buy Europe. The Agreement is secured by certain network carrier receivables of the Subsidiary. Availability on the facility is based on a percentage of the available acceptable receivables, as defined in the Agreement.  Although no amount was outstanding under the Agreement at August 29, 2009, in September 2009, we drew the full amount available of £245 (or $401) on the Agreement. The Agreement expires on July 3, 2012.

Interest rates under the Agreement are variable, based on the three-month London Interbank Offered Rate (LIBOR) plus a margin of 3.00%, with a commitment fee of 1.5% on unused available capacity.  The Agreement also required an initial commitment fee of 2.75%.

The Agreement is not guaranteed by Best Buy Co., Inc., or any subsidiary nor does it provide for any recourse to Best Buy Co., Inc. The Agreement contains customary affirmative and negative covenants. Among other things, these covenants restrict or prohibit the Subsidiary’s ability to incur certain types or amounts of indebtedness, incur additional encumbrances on its receivables, make material changes in the nature of its business, dispose of material assets, make guarantees, or engage in a change in control transaction. The Agreement also contains covenants that require the Subsidiary to comply with a maximum annual leverage ratio, a minimum annual interest coverage ratio and a minimum fixed charges coverage ratio.

Europe Revolving Credit Facility

In connection with a £475 (or $777) revolving credit facility available to Best Buy Europe with CPW as lender, Best Buy Co., Inc. is named as guarantor, up to 50% of the amount outstanding. Concurrent with entering into the Agreement described above, we amended the revolving credit facility to decrease the amount available under the revolving credit facility by the amount available under the Agreement. The related guarantee by Best Buy Co., Inc. was similarly reduced. The revolving credit facility expires in March 2013.

Long-Term Debt

Long-term debt consisted of the following:

	August 29, 2009	February 28, 2009	August 30, 2008
6.75% notes	$500	$500	$500
Convertible debentures	402	402	402
Financing lease obligations	195	200	198
Capital lease obligations	55	65	63
Other debt	4	13	12
Total long-term debt	1,156	1,180	1,175
Less: current portion	(45)	(54)	(39)
Total long-term debt, less current portion	$1,111	$1,126	$1,136

The fair value of long-term debt approximated $1,190, $1,122 and $1,183 at August 29, 2009, February 28, 2009, and August 30, 2008, respectively, based primarily on the ask prices quoted from external sources, compared with carrying values of $1,156, $1,180 and $1,175, respectively.

Other than as referred to above, see Note 6, Debt, in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended February 28, 2009, for additional information regarding the terms of our debt facilities and obligations.

8.                         Derivative Instruments

We manage our economic and transaction exposure to certain market-based risks through the use of derivative instruments. Under this strategy, foreign currency exchange contracts are utilized to manage foreign currency exposure to certain forecasted inventory purchases, revenue streams and net investments in certain foreign operations. Our primary objective in holding derivatives is to reduce the volatility of earnings and cash flows as well as net asset values associated with changes in foreign currency exchange rates. We do not hold or issue derivative financial instruments for trading or speculative purposes.

We record all derivatives on our condensed consolidated balance sheets at fair value and evaluate hedge effectiveness prospectively and retrospectively. We formally document all hedging relationships at inception for all derivative hedges and the underlying hedged items, as well as the risk management objectives and strategies for undertaking the hedge transactions. Our strategy employs both cash flow and net investment hedges. We classify the cash flows from derivatives treated as hedges in our consolidated statement of cash flows in the same category as the item being hedged. In addition, we have derivatives which are not designated as hedging instruments. We have no derivatives that have credit-risk-related contingent features, and we mitigate our credit risk by engaging with major financial institutions as our counterparties.

Cash Flow Hedges

We enter into foreign currency exchange contracts to hedge against the effect of exchange rate fluctuations on certain revenue streams denominated in non-functional currencies. The contracts have terms of up to three years. We report the effective portion of the gain or loss on a cash flow hedge as a component of other comprehensive income and it is subsequently reclassified into net earnings in the period in which the hedged transaction affects net earnings or the forecasted transaction is no longer probable of occurring.  We report the ineffective portion, if any, of the gain or loss in net earnings.

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

Derivatives Not Designated as Hedging Instruments

Derivatives not designated as hedging instruments include forward currency exchange contracts used to manage the impact of fluctuations in foreign currency exchange rates relative to recognized receivable and payable balances denominated in non-functional currencies and on certain forecasted inventory purchases and revenue streams denominated in non-functional currencies.  The contracts have terms of up to twelve months. These derivative instruments are not designated in hedging relationships; therefore, we record gains and losses on these contracts directly in net earnings.  There were $4 in gains recorded to net earnings in the second quarter of fiscal 2010 related to dedesignated derivative instruments formerly designated in cash flow hedging relationships.

Summary of Derivative Balances

The following table presents the gross fair values for derivative instruments and the corresponding classification in our condensed consolidated balance sheet at August 29, 2009:

	Assets		Liabilities
Contract Type	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value

Derivatives designated as hedging instruments
Cash flow hedges
Foreign exchange forward contracts	Other current assets	$5	Accrued liabilities	$—
Foreign exchange forward contracts	Other assets	6	Long-term liabilities	—

Net investment hedges
Foreign exchange swap contracts	Other current assets	—	Accrued liabilities	—

Total derivatives designated as hedging instruments		$11		$—

Derivatives not designated as hedging instruments
Foreign currency forward contracts	Other current assets	4	Accrued liabilities	(1)

Total derivatives		$15		$(1)

The following table presents the effects of derivative instruments on other comprehensive income (“OCI”) and on our consolidated statements of earnings for the three and six months ended August 29, 2009:

	Pre-tax Gain (Loss) Recognized in OCI [1]	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion) [2]		Gain (Loss) Reclassified from Accumulated OCI to Net Earnings (Effective Portion)
Contract Type	At August 29, 2009	Three months ended August 29, 2009	Six months ended August 29, 2009	Three months ended August 29, 2009	Six months ended August 29, 2009

Derivatives designated as hedging instruments
Cash flow hedges
Foreign exchange forward contracts [3]	$11	$—	$—	$3	$3

Net investment hedges
Foreign exchange swap contracts	72	—	—	—	—

Total	$83	$—	$—	$3	$3

1                   Reflects the amount recognized in OCI prior to the reclassification of $5 and $36 to noncontrolling interests for the cash flow and net investment hedges, respectively.

2                   There are no amounts excluded from the assessment of hedge effectiveness.

3                   Gains reclassified from OCI are included within selling, general and administrative expenses in our consolidated statements  of earnings.

The following table presents the effects of derivatives not designated as hedging instruments on our consolidated statements of earnings for the three and six months ended August 29, 2009:

	Gain (Loss) Recognized in Income[1]
Contract Type	Three months ended August 29, 2009	Six months ended August 29, 2009

Derivatives not designated as hedging instruments

Foreign exchange forward contracts	$3	$(1)

1                   Included within selling, general and administrative expenses in our consolidated statements of earnings.

The following table presents the notional amounts of our foreign currency exchange contracts at August 29, 2009:

Notional Amount
Derivatives designated as cash flow hedging instruments	$141
Derivatives designated as net investment hedging instruments	705
Derivatives not designated as hedging instruments	122
Total	$968

9.                         Earnings per Share

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

The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings per share attributable to Best Buy Co., Inc. (shares in millions):

	Three Months Ended		Six Months Ended
	August 29, 2009	August 30, 2008	August 29, 2009	August 30, 2008
Numerator
Net earnings attributable to Best Buy Co., Inc., basic	$158	$202	$311	$381
Adjustment for assumed dilution
Interest on convertible debentures, net of tax	2	1	3	3
Net earnings attributable to Best Buy Co., Inc., diluted	$160	$203	$314	$384

Denominator
Weighted-average common shares outstanding	416.5	412.1	415.8	411.7
Effect of potentially dilutive securities
Shares from assumed conversion of convertible debentures	8.8	8.8	8.8	8.8
Stock options and other	1.7	2.4	1.6	2.5
Weighted-average common shares outstanding, assuming dilution	427.0	423.3	426.2	423.0

Earnings per share attributable to Best Buy Co., Inc.
Basic	$0.38	$0.49	$0.75	$0.92
Diluted	$0.37	$0.48	$0.74	$0.91

The computation of average dilutive shares outstanding excluded options to purchase 20.0 million and 12.8 million shares of our common stock for the three months ended August 29, 2009, and August 30, 2008, respectively, and 20.0 million and 12.7 million shares of our common stock for the six months ended August 29, 2009, and August 30, 2008, respectively. These amounts were excluded as the options’ exercise prices were greater than the average market price of our common stock for the periods presented and, therefore, the effect would be antidilutive (i.e., including such options would result in higher earnings per share).

10.                   Supplemental Equity and Comprehensive Income Information

The following tables present our consolidated statements of changes in shareholders’ equity for the six months ended August 29, 2009 and August 30, 2008, respectively (shares in millions):

	Best Buy Co., Inc.
	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Best Buy Co., Inc.	Non controlling Interests	Total
Balances at February 28, 2009	414	$41	$205	$4,714	$(317)	$4,643	$513	$5,156

Comprehensive income:
Net earnings, six months ended August 29, 2009	—	—	—	311	—	311	2	313
Other comprehensive income, net of tax
Foreign currency translation adjustments	—	—	—	—	310	310	96	406
Unrealized gains on available-for-sale investments	—	—	—	—	30	30	—	30
Cash flow hedging instruments — unrealized gains	—	—	—	—	4	4	4	8
Total comprehensive income						655	102	757

Acquisition of business (adjustments to purchase price allocation)	—	—	—	—	—	—	(22)	(22)
Stock-based compensation	—	—	57	—	—	57	—	57
Issuance of common stock under employee stock purchase plan	1	—	21	—	—	21	—	21
Stock options exercised	1	1	55	—	—	56	—	56
Tax deficit from stock options exercised, restricted stock vesting and employee stock purchase plan	—	—	(9)	—	—	(9)	—	(9)
Common stock dividends, $0.27 per share	—	—	—	(117)	—	(117)	—	(117)
Balances at August 29, 2009	416	$42	$329	$4,908	$27	$5,306	$593	$5,899

	Best Buy Co., Inc.
	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Best Buy Co., Inc.	Non controlling Interests	Total
Balances at March 1, 2008	411	$41	$8	$3,933	$502	$4,484	$40	$4,524

Comprehensive income:
Net earnings (loss), six months ended August 30, 2008	—	—	—	381	—	381	2	383
Other comprehensive income, net of tax
Foreign currency translation adjustments	—	—	—	—	(61)	(61)	1	(60)
Unrealized losses on available-for- sale investments	—	—	—	—	(47)	(47)	—	(47)
Total comprehensive income						273	3	276

Acquisition of businesses	—	—	—	—	—	—	682	682
Stock-based compensation	—	—	54	—	—	54	—	54
Issuance of common stock under employee stock purchase plan	—	—	25	—	—	25	—	25
Stock options exercised	1	—	21	—	—	21	—	21
Tax benefit from stock options exercised and employee stock purchase plan	—	—	4	—	—	4	—	4
Common stock dividends, $0.26 per share	—	—	—	(109)	—	(109)	—	(109)
Balances at August 30, 2008	412	$41	$112	$4,205	$394	$4,752	$725	$5,477

The components of accumulated other comprehensive income (loss), net of tax, attributable to Best Buy Co., Inc. were as follows:

	August 29, 2009	February 28, 2009	August 30, 2008
Foreign currency translation	$7	$(303)	$466
Unrealized gains (losses) on available-for-sale investments	16	(14)	(72)
Unrealized gains on derivative instruments (cash flow hedges)	4	—	—
Total	$27	$(317)	$394

The components of comprehensive income for the three and six months ended August 29, 2009, and August 30, 2008 were as follows:

	Three Months Ended		Six Months Ended
	August 29, 2009	August 30, 2008	August 29, 2009	August 30, 2008
Net earnings including noncontrolling interests	$157	$205	$313	$383
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	249	(55)	406	(60)
Cash flow hedging instruments — unrealized losses	10	—	8	—
Unrealized gains on available-for-sale investments	5	(14)	30	(47)
Comprehensive income including noncontrolling interests	421	136	757	276
Comprehensive (income) attributable to noncontrolling interests	(82)	(3)	(102)	(3)
Comprehensive income attributable to Best Buy Co., Inc.	$339	$133	$655	$273

11.                   Segments

We have organized our operations into two segments: Domestic and International. These segments are our primary areas of measurement and decision-making. The Domestic reportable segment is comprised of all operations within the U.S. and its territories. The International reportable segment is comprised of all operations outside the U.S. and its territories. We rely on an internal management reporting process that provides segment information to the operating income level for purposes of assessing performance and allocating resources. The accounting policies of the segments are the same as those described in Note 1, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended February 28, 2009.

Revenue by reportable segment was as follows:

	Three Months Ended		Six Months Ended
	August 29, 2009	August 30, 2008	August 29, 2009	August 30, 2008
Domestic	$8,274	$8,133	$15,799	$15,586
International	2,748	1,668	5,318	3,205
Total revenue	$11,022	$9,801	$21,117	$18,791

Operating income (loss) by reportable segment and the reconciliation to earnings before income tax expense and equity in loss of affiliates were as follows:

	Three Months Ended		Six Months Ended
	August 29, 2009	August 30, 2008	August 29, 2009	August 30, 2008
Domestic	$315	$315	$618	$592
International	(35)	24	(42)	24
Total operating income	280	339	576	616
Other income (expense)
Investment income and other	18	9	27	30
Interest expense	(22)	(21)	(45)	(34)
Earnings before income tax expense and equity in loss of affiliates	$276	$327	$558	$612

Assets by reportable segment were as follows:

	August 29, 2009	February 28, 2009	August 30, 2008
Domestic	$9,597	$9,059	$9,680
International	7,594	6,767	7,842
Total assets	$17,191	$15,826	$17,522

12.                   Contingencies

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

13.                Condensed Consolidating Financial Information

Our convertible debentures, due in 2022, are jointly and severally, fully and unconditionally, guaranteed by our wholly-owned indirect subsidiary Best Buy Stores, L.P. Investments in subsidiaries of Best Buy Stores, L.P., which have not guaranteed the convertible debentures, are accounted for under the equity method. We reclassified certain prior-year amounts as described in Note 1, Basis of Presentation, in this Quarterly Report on Form 10-Q. The aggregate principal balance and carrying amount of our convertible debentures was $402 at August 29, 2009.

The convertible debentures may be converted into shares of our common stock by us at anytime or at the option of the holders if the criteria, as described in Note 6, Debt, of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended February 28, 2009, are met. At August 29, 2009, the debentures were not convertible at the option of the holders.

We file a consolidated U.S. federal income tax return. We allocate income taxes in accordance with our tax allocation agreement. U.S. affiliates receive no tax benefit for taxable losses, but are allocated taxes at the required effective income tax rate if they have taxable income.

The following tables present condensed consolidating balance sheets as of August 29, 2009; February 28, 2009; and August 30, 2008; condensed consolidating statements of earnings for the three and six months ended August 29, 2009, and August 30, 2008; and condensed consolidating statements of cash flows for the six months ended August 29, 2009, and August 30, 2008:

$ in millions, except per share amounts

Condensed Consolidating Balance Sheets

At August 29, 2009

(Unaudited)

	Best Buy Co., Inc.	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$123	$38	$507	$—	$668
Short-term investments	89	—	4	—	93
Receivables	1	436	1,333	—	1,770
Merchandise inventories	—	3,993	1,770	(25)	5,738
Other current assets	101	117	840	(23)	1,035
Intercompany receivable	—	—	7,184	(7,184)	—
Intercompany note receivable	819	—	43	(862)	—
Total current assets	1,133	4,584	11,681	(8,094)	9,304

Property and Equipment, Net	217	1,986	1,959	—	4,162

Goodwill	—	20	2,422	—	2,442

Tradenames	—	—	168	—	168

Customer Relationships	—	—	318	—	318

Equity and Other Investments	220	—	114	—	334

Other Assets	83	57	369	(46)	463

Investments in Subsidiaries	10,073	142	1,446	(11,661)	—

Total Assets	$11,726	$6,789	$18,477	$(19,801)	$17,191

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$306	$35	$5,066	$—	$5,407
Unredeemed gift card liabilities	—	348	52	—	400
Accrued compensation and related expenses	3	195	229	—	427
Accrued liabilities	10	598	958	(23)	1,543
Accrued income taxes	51	—	—	—	51
Short-term debt	325	—	766	—	1,091
Current portion of long-term debt	2	22	21	—	45
Intercompany payable	4,739	2,356	90	(7,185)	—
Intercompany note payable	43	500	318	(861)	—
Total current liabilities	5,479	4,054	7,500	(8,069)	8,964

Long-Term Liabilities	184	1,149	242	(358)	1,217

Long-Term Debt	902	140	69	—	1,111

Shareholders’ Equity	5,161	1,446	10,666	(11,374)	5,899

Total Liabilities and Shareholders’ Equity	$11,726	$6,789	$18,477	$(19,801)	$17,191

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

$ in millions, except per share amounts

Condensed Consolidating Balance Sheets

At August 30, 2008

(Unaudited)

	Best Buy Co., Inc.	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$65	$69	$410	$—	$544
Receivables	2	394	1,389	—	1,785
Merchandise inventories	—	4,581	1,939	(415)	6,105
Other current assets	4	181	755	(46)	894
Intercompany receivable	—	—	6,373	(6,373)	—
Intercompany note receivable	524	—	—	(524)	—
Total current assets	595	5,225	10,866	(7,358)	9,328

Property and Equipment, Net	222	2,168	1,729	—	4,119

Goodwill	—	6	2,530	—	2,536

Tradenames	—	—	188	—	188

Customer Relationships	—	—	488	—	488

Equity and Other Investments	260	1	240	—	501

Other Assets	100	11	251	—	362

Investments in Subsidiaries	9,211	272	1,408	(10,891)	—

Total Assets	$10,388	$7,683	$17,700	$(18,249)	$17,522

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$—	$—	$5,924	$—	$5,924
Unredeemed gift card liabilities	—	398	59	—	457
Accrued compensation and related expenses	—	214	332	—	546
Accrued liabilities	19	548	913	(25)	1,455
Accrued income taxes	44	—	—	—	44
Short-term debt	1,174	—	341	—	1,515
Current portion of long-term debt	2	21	16	—	39
Intercompany payable	2,966	3,407	—	(6,373)	—
Intercompany note payable	—	500	24	(524)	—
Total current liabilities	4,205	5,088	7,609	(6,922)	9,980

Long-Term Liabilities	68	1,025	405	(569)	929

Long-Term Debt	904	162	70	—	1,136

Shareholders’ Equity	5,211	1,408	9,616	(10,758)	5,477

Total Liabilities and Shareholders’ Equity	$10,388	$7,683	$17,700	$(18,249)	$17,522

$ in millions, except per share amounts

Condensed Consolidating Statements of Earnings

Three Months Ended August 29, 2009

(Unaudited)

	Best Buy Co., Inc.	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$4	$7,691	$10,013	$(6,686)	$11,022

Cost of goods sold	—	5,775	8,666	(6,103)	8,338

Gross profit	4	1,916	1,347	(583)	2,684

Selling, general and administrative expenses	39	1,795	1,132	(562)	2,404

Operating (loss) income	(35)	121	215	(21)	280

Other income (expense)
Investment income and other	13	—	11	(6)	18
Interest expense	(13)	(4)	(12)	7	(22)

(Loss) earnings before equity in earnings of subsidiaries	(35)	117	214	(20)	276

Equity in earnings of subsidiaries	273	4	77	(354)	—

Earnings before income tax expense	238	121	291	(374)	276

Income tax expense	60	40	19	—	119

Net earnings including noncontrolling interests	178	81	272	(374)	157

Net loss attributable to noncontrolling interests	—	—	1	—	1
Net earnings attributable to Best Buy Co., Inc.	$178	$81	$273	$(374)	$158

$ in millions, except per share amounts

Condensed Consolidating Statements of Earnings

Six Months Ended August 29, 2009

(Unaudited)

	Best Buy Co., Inc.	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$8	$14,678	$15,838	$(9,407)	$21,117

Cost of goods sold	—	10,987	15,484	(10,595)	15,876

Gross profit	8	3,691	354	1,188	5,241

Selling, general and administrative expenses	74	3,356	2,175	(992)	4,613
Restructuring charges	—	25	27	—	52

Operating (loss) income	(66)	310	(1,848)	2,180	576

Other income (expense)
Investment income and other	19	—	19	(11)	27
Interest expense	(25)	(7)	(25)	12	(45)

(Loss) earnings before equity in (loss) earnings of subsidiaries	(72)	303	(1,854)	2,181	558

Equity in (loss) earnings of subsidiaries	(883)	(6)	198	691	—

(Loss) earnings before income tax expense	(955)	297	(1,656)	2,872	558

Income tax expense (benefit)	915	105	(775)	—	245

Net (loss) earnings including noncontrolling interests	(1,870)	192	(881)	2,872	313

Net (earnings) attributable to noncontrolling interests	—	—	(2)	—	(2)

Net (loss) earnings attributable to Best Buy Co., Inc	$(1,870)	$192	$(883)	$2,872	$311

$ in millions, except per share amounts

Condensed Consolidating Statements of Earnings

Three Months Ended August 30, 2008

(Unaudited)

	Best Buy Co., Inc.	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$4	$7,574	$12,189	$(9,966)	$9,801

Cost of goods sold	—	6,163	11,239	(9,982)	7,420

Gross profit	4	1,411	950	16	2,381

Selling, general and administrative expenses	38	1,350	651	3	2,042

Operating (loss) income	(34)	61	299	13	339

Other income (expense)
Investment income and other	14	—	6	(11)	9
Interest expense	(17)	(7)	(8)	11	(21)

(Loss) earnings before equity in earnings (loss) of subsidiaries	(37)	54	297	13	327

Equity in earnings (loss) of subsidiaries	316	(9)	33	(340)	—

Earnings before income tax expense	279	45	330	(327)	327

Income tax expense	90	21	11	—	122

Net earnings including noncontrolling interests	189	24	319	(327)	205

Net (earnings) attributable to noncontrolling interests	—	—	(3)	—	(3)

Net earnings attributable to Best Buy Co., Inc	$189	$24	$316	$(327)	$202

$ in millions, except per share amounts

Condensed Consolidating Statements of Earnings

Six Months Ended August 30, 2008

(Unaudited)

	Best Buy Co., Inc.	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$8	$14,507	$17,761	$(13,485)	$18,791

Cost of goods sold	—	11,827	17,359	(14,909)	14,277

Gross profit	8	2,680	402	1,424	4,514

Selling, general and administrative expenses	74	2,564	1,254	6	3,898

Operating (loss) income	(66)	116	(852)	1,418	616

Other income (expense)
Investment income and other	27	—	23	(20)	30
Interest expense	(21)	(18)	(15)	20	(34)

(Loss) earnings before equity in (loss) earnings of subsidiaries	(60)	98	(844)	1,418	612

Equity in (loss) earnings of subsidiaries	(802)	(17)	59	760	—

(Loss) earnings before income tax expense and equity in loss of affiliates	(862)	81	(785)	2,178	612

Income tax expense	175	39	14	—	228

Equity in loss of affiliates	—	—	(1)	—	(1)

Net (loss) earnings including noncontrolling interests	(1,037)	42	(800)	2,178	383

Net (earnings) attributable to noncontrolling interests	—	—	(2)	—	(2)

Net (loss) earnings attributable to Best Buy Co., Inc	$(1,037)	$42	$(802)	$2,178	$381

$ in millions, except per share amounts

Condensed Consolidating Statements of Cash Flows

Six Months Ended August 29, 2009

(Unaudited)

	Best Buy Co., Inc.	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Total cash (used in) provided by operating activities	$(748)	$1,679	$(693)	$—	$238

Investing activities
Additions to property and equipment	—	(117)	(193)	—	(310)
Purchases of investments	(7)	—	—	—	(7)
Sales of investments	37	—	—	—	37
Settlement of net investment hedges	—	—	66	—	66
Change in restricted assets	—	—	(11)	—	(11)
Other, net	—	(12)	(1)	—	(13)
Total cash provided by (used in) investing activities	30	(129)	(139)	—	(238)

Financing activities
Borrowings of debt	1,895	—	1,072	—	2,967
Repayments of debt	(1,733)	(11)	(936)	—	(2,680)
Dividends paid	(117)	—	—		(117)
Issuance of common stock under employee stock purchase plan and for the exercise of stock options	77	—	—	—	77
Acquisition of noncontrolling interests	—	—	(34)	—	(34)
Excess tax benefits from stock-based compensation	1	—	—	—	1
Other, net	—	—	4	—	4
Change in intercompany receivable/payable	568	(1,549)	981	—	—
Total cash provided by (used in) financing activities	691	(1,560)	1,087	—	218

Effect of exchange rate changes on cash	—	—	(48)	—	(48)

(Decrease) increase in cash and cash equivalents	(27)	(10)	207	—	170

Cash and cash equivalents at beginning of period	150	48	300	—	498
Cash and cash equivalents at end of period	$123	$38	$507	$—	$668

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

•                  Results of Operations

•                  Liquidity and Capital Resources

•                  Off-Balance-Sheet Arrangements and Contractual Obligations

•                  Significant Accounting Policies and Estimates

•                  New Accounting Standards

We consolidate the financial results of our Europe, China and Mexico operations on a two-month lag.  Consistent with such consolidation, the financial and non-financial information presented in our MD&A relative to these operations is also presented on a two-month lag. No significant intervening event occurred that would have materially affected our financial condition, results of operations, liquidity or other factors had it been recorded during the three months ended August 29, 2009.

Our MD&A should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended February 28, 2009, as well as our reports on Forms 10-Q and 8-K and other publicly available information. All amounts herein are unaudited.

Overview

We are a specialty retailer of consumer electronics, home office products, entertainment software, appliances and related services. We operate two reportable segments: Domestic and International. The Domestic segment is comprised of all operations within the U.S. and its territories. The International segment is comprised of all operations outside the U.S. and its territories.

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

Throughout this MD&A, we refer to comparable store sales.  Comparable store sales is a measure commonly used in the retail industry, which indicates the performance of our existing stores by measuring the growth in sales for such stores for a particular period over the corresponding period in the prior year.  Our comparable store sales is comprised of revenue from customers at stores operating for at least 14 full months as well as revenue related to call centers, Web sites and our other comparable sales channels.  Revenue we earn from sales of merchandise to resellers is not included within our comparable store sales calculation. Relocated, remodeled and expanded stores are excluded from the comparable store sales calculation until at least 14 full months after reopening. Acquired stores are included in the comparable store sales calculation beginning with the first full quarter following the first anniversary of the date of the acquisition. The portion of our calculation of the comparable store sales percentage change attributable to our International segment excludes the effect of fluctuations in foreign currency exchange rates. The method of calculating comparable store sales varies across the retail industry. As a result, our method of calculating comparable store sales may not be the same as other retailers’ methods.

Highlights

•                 Net earnings attributable to Best Buy Co., Inc. decreased 22% to $158 million, or $0.37 per diluted share, in the second quarter of fiscal 2010, compared with $202 million, or $0.48 per diluted share, in the same period one year ago.  Operating income decreased 17% to $280 million, or as a percentage of revenue, 2.5%, in the second quarter of fiscal 2010, compared with $339 million, or 3.5%, in the same period one year ago.  The decrease in net earnings and operating income was primarily driven by a decrease in the International segment’s operating income, while the Domestic segment’s operating income remained flat.

•                 Revenue in the second quarter of fiscal 2010 increased 12% to $11.0 billion, compared with $9.8 billion in the same period one year ago, driven primarily by the acquisition of Best Buy Europe, which contributed $1.2 billion of revenue, and the net addition of 170 new stores in the past 12 months. These gains were partially offset by a 3.9% comparable store sales decline and unfavorable fluctuations in foreign currency exchange rates.

•                 Our gross profit rate in the second quarter of fiscal 2010 increased slightly to 24.4% of revenue, compared with 24.3% of revenue in the same period one year ago. The increase was due primarily to the inclusion of Best Buy Europe, partially offset by a decline in our Domestic segment’s gross profit rate due to unfavorable mix and rate impacts.

•                 Our selling, general and administrative expenses (“SG&A”) rate in the second quarter of fiscal 2010 increased to 21.8% of revenue, compared with 20.8% of revenue in the same period one year ago. The increase was due primarily to the inclusion of Best Buy Europe and deleverage on the comparable store sales decline in the U.S. and Canada, partially offset by reductions in spending in certain discretionary categories and in corporate payroll.  Excluding fiscal 2009 acquisitions, SG&A dollars in the fiscal second quarter declined versus the prior year period.

Results of Operations

Consolidated Performance Summary

The following table presents selected consolidated financial data ($ in millions, except per share amounts):

	Three Months Ended[1]		Six Months Ended[1]
	August 29, 2009	August 30, 2008	August 29, 2009	August 30, 2008
Revenue	$11,022	$9,801	$21,117	$18,791
Revenue % gain	12%	12%	12%	13%
Comparable store sales % (decline) gain	(3.9)%	4.2%	(5.0)%	4.0%
Gross profit as % of revenue [2]	24.4%	24.3%	24.8%	24.0%
SG&A as % of revenue [2]	21.8%	20.8%	21.8%	20.7%
Operating income [3]	$280	$339	$576	$616
Operating income as % of revenue	2.5%	3.5%	2.7%	3.3%
Net earnings attributable to Best Buy Co., Inc	$158	$202	$311	$381
Diluted earnings per share	$0.37	$0.48	$0.74	$0.91

[1]

On June 28, 2008, we acquired a 50% interest in Best Buy Europe, whose operating results are reported on a two-month lag and included within our International segment. Accordingly, our results of operations did not reflect Best Buy Europe results until the third quarter of fiscal 2009.

[2]

Because retailers vary in how they record costs of operating their supply chain between cost of goods sold and SG&A, our gross profit rate and SG&A rate may not be comparable to other retailers’ corresponding rates. For additional information regarding costs classified in cost of goods sold and SG&A, refer to Note 1, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended February 28, 2009.

[3]

Included within our operating income for the first six months of fiscal 2010 is $52 million of restructuring charges related to measures we took to restructure our businesses in the first quarter of fiscal 2010. These charges resulted in a decrease in our operating income of 0.3% of revenue for the first six months of fiscal 2010. No restructuring charges were recorded in the second quarter of fiscal 2010 or the first six months of fiscal 2009.

Revenue in the second quarter of fiscal 2010 increased 12% to $11.0 billion, compared with $9.8 billion in the same period one year ago. In the first six months of fiscal 2010, revenue increased 12% to $21.1 billion, compared with $18.8 billion in the same period one year ago. In both the second quarter and the first six months of fiscal 2010, the revenue increases resulted primarily from the acquisition of Best Buy Europe, which contributed $1.2 billion and $2.6 billion of revenue, respectively, and the net addition of 170 new stores (of which 36 were Best Buy Europe stores) in the past 12 months. The increases were partially offset by comparable store sales declines in the second quarter and the first six months of fiscal 2010 of 3.9% and 5.0%, respectively, as well as the unfavorable effect of fluctuations in foreign currency exchange rates.

The components of the net revenue increase for the three and six months ended August 29, 2009 were as follows:

	Three months ended August 29, 2009	Six months ended August 29, 2009
Acquisition of Best Buy Europe	13%	14%
Net new stores	4%	5%
Comparable store sales decline	(4)%	(5)%
Unfavorable impact of foreign currency	(1)%	(2)%
Total revenue increase	12%	12%

Our gross profit rate in the second quarter of fiscal 2010 increased by 0.1% of revenue to 24.4% of revenue. In the first six months of fiscal 2010, our gross profit rate increased from 24.0% of revenue to 24.8% of revenue. The gross profit rate increase in the second quarter of fiscal 2010 was due to an increase in our International segment’s gross profit rate, due to the inclusion of Best Buy Europe, offset by a decrease in our Domestic segment’s gross profit rate.  For the first six months of fiscal 2010, increases in both our Domestic and International segments’ gross profit rates contributed to the overall gross profit rate increase.  The inclusion of Best Buy Europe, which predominantly features sales of higher-margin mobile phones, increased our gross profit rate by 0.6% of revenue for the fiscal second quarter and by 0.8% of revenue for the first six months of fiscal 2010. For further discussion of each segment’s gross profit rate changes, see the Segment Performance Summary for Domestic and International below.

Our SG&A rate in the second quarter of fiscal 2010 increased by 1.0% of revenue to 21.8% of revenue.  In the first six months of fiscal 2010, our SG&A rate increased from 20.7% of revenue to 21.8% of revenue. The SG&A rate increases in both the second quarter and first six months of fiscal 2010 were due to an increases in our International segment’s SG&A rates, respectively, while the Domestic segment’s rates, respectively, decreased compared with the prior year periods.  The inclusion of Best Buy Europe increased our SG&A rate by 1.3% of revenue for the fiscal second quarter and by 1.2% of revenue for the first six months of fiscal 2010.  For further discussion of each segment’s SG&A rate changes, see the Segment Performance Summary for Domestic and International below.

Other Income (Expense)

Our investment income and other in the second quarter of fiscal 2010 increased to $18 million, compared with $9 million in the same period one year ago. The increase was primarily due to a gain on the sale of an equity investment.  Our investment income and other in the first six months of fiscal 2010 decreased to $27 million, compared with $30 million in the same period one year ago, primarily due to the impact of lower average cash and investment balances and lower interest rates on our cash and investment balances.

Additionally, interest expense in the fiscal second quarter increased to $22 million, compared with $21 million in the same period one year ago. Our interest expense in the first six months of fiscal 2010 increased to $45 million, compared with $34 million in the same period one year ago. The increases in the second quarter and first six months of fiscal 2010 were primarily due to increased borrowings to acquire Best Buy Europe and the financing of its operations.

Income Tax Expense

Our effective income tax rates in the second quarter and first six months of fiscal 2010 were 42.8% and 43.9%, respectively, compared to 37.3% and 37.2%, respectively, in the corresponding periods of fiscal 2009. The increases in our effective income tax rate for the second quarter and first six months of fiscal 2010 were caused primarily by unbenefitted losses in certain foreign jurisdictions.

Segment Performance Summary

Domestic

The following table presents selected financial data for the Domestic segment ($ in millions):

	Three Months Ended		Six Months Ended
	August 29, 2009	August 30, 2008	August 29, 2009	August 30, 2008
Revenue	$8,274	$8,133	$15,799	$15,586
Revenue % gain	2%	12%	1%	12%
Comparable store sales % (decline) gain	(3.1)%	5.3%	(4.0)%	4.4%
Gross profit as % of revenue	24.3%	24.9%	24.7%	24.7%
SG&A as % of revenue	20.5%	21.0%	20.6%	20.9%
Operating income [1]	$315	$315	$618	$592
Operating income as % of revenue	3.8%	3.9%	3.9%	3.8%

[1]

Included within our Domestic segment’s operating income for the first six months of fiscal 2010 is $25 million of restructuring charges related to measures we took to restructure our businesses in the fiscal first quarter. These charges resulted in a decrease in our Domestic segment’s operating income of 0.2% for the first six months of fiscal 2010. No restructuring charges were recorded in the second quarter of fiscal 2010 or the first six months of fiscal 2009.

The following table presents Domestic stores open at the end of the second quarters of fiscal 2010 and fiscal 2009:

	Total Stores at End of Second Quarter
	Fiscal 2010		Fiscal 2009
U.S. Best Buy	1,044		973
Best Buy Mobile	48		21
Pacific Sales	35		22
Magnolia Audio Video	7		13
U.S. Geek Squad	6		7
Total Domestic stores	1,140	[1]	1,036	[2]

[1]

During the second quarter of fiscal 2010, we opened 22 new stores in our Domestic segment, consisting of 12 U.S. Best Buy stores, nine Best Buy Mobile stores and one Pacific Sales store. There were no store closures in our Domestic segment during the second quarter of fiscal 2010.

[2]

During the second quarter of fiscal 2009, we opened 33 new stores in our Domestic segment, consisting of 24 U.S. Best Buy stores, seven Best Buy Mobile stores and two Pacific Sales stores. There were no store closures in our Domestic segment during the second quarter of fiscal 2009.

Our Domestic segment’s operating income in the second quarter of fiscal 2010 was $315 million, or 3.8% of revenue, compared with $315 million, or 3.9% of revenue, in the same period one year ago. The decrease in our Domestic segment’s operating income rate for the second quarter of fiscal 2010 reflected a decrease in the gross profit rate, which was partially offset by an improvement in the SG&A rate. In the first six months of fiscal 2010, our Domestic segment’s operating income was $618 million, or 3.9% of revenue, compared with $592 million, or 3.8% of revenue, in the same period one year ago.  The increase in our Domestic segment’s operating income rate in the first six months of fiscal 2010 reflected a decrease in the SG&A rate, while the gross profit rate remained flat.  The increase was partially offset by $25 million of restructuring charges recorded in the fiscal first quarter of 2010.

Our Domestic segment’s revenue in the second quarter of fiscal 2010 increased 2% to $8.3 billion, compared with $8.1 billion in the same period one year ago.  In the first six months of fiscal 2010, our Domestic segment’s revenue increased 1% to $15.8 billion, compared with $15.6 billion in the same period one year ago.  In both the second quarter and first six months of fiscal 2010, the revenue increases resulted primarily from the net addition of 104 new stores in the past 12 months, partially offset by the comparable store sales declines in the second quarter and the first six months of fiscal 2010 of 3.1% and 4.0%, respectively.

The components of our Domestic segment’s net revenue increase for the three and six months ended August 29, 2009 were as follows:

	Three months ended August 29, 2009	Six months ended August 29, 2009
Net new stores	5%	5%
Comparable store sales decline	(3)%	(4)%
Total revenue increase	2%	1%

The following table presents revenue mix percentages and comparable store sales percentage changes for the Domestic segment by revenue category in the second quarters of fiscal 2010 and fiscal 2009:

	Revenue Mix Summary		Comparable Store Sales Summary
	Three Months Ended		Three Months Ended
	August 29, 2009	August 30, 2008	August 29, 2009	August 30, 2008
Consumer electronics	38%	38%	(2.4)%	2.0%
Home office	37%	34%	7.3%	15.1%
Entertainment software	13%	16%	(23.4)%	0.0%
Appliances	5%	5%	(10.1)%	(9.8)%
Services	6%	7%	(3.7)%	8.7%
Other	1%	<1%	n/a	n/a
Total	100%	100%	(3.1)%	5.3%

Our Domestic segment’s comparable store sales decline in the second quarter of fiscal 2010 was driven by a reduction in average ticket, partially offset by a slight increase in customer traffic. The categories having the largest effect on our Domestic segment’s comparable store sales decline in the fiscal second quarter were video gaming, digital cameras, DVDs and CDs.  Weaker sales in these categories were partially offset by comparable store sales gains in notebook computers, mobile phones and flat-panel televisions.

In the second quarter of fiscal 2010, our Domestic segment’s consumer electronics revenue category posted a 2.4% comparable store sales decline, driven primarily by decreases in the sales of digital cameras, navigation products and MP3 players, partially offset by gains in flat-panel televisions as unit sales increases more than offset average selling price decreases. The home office revenue category posted a 7.3% comparable store sales gain driven primarily by a continuation of increases in the sales of notebook computers and mobile phones.  The entertainment software revenue category recorded a 23.4% comparable store sales decline due primarily to a decline in sales of video gaming, partially caused by industry-wide softness, as well as continued decline in sales of DVDs and CDs. The appliances revenue category recorded a 10.1% decline in comparable store sales due to continued weakness in the housing sector.  The services revenue category recorded a 3.7% comparable store sales decline due primarily to reductions in computer and home installation services as a result of lower average selling prices and attachment rates.

Our Domestic segment’s gross profit rate in the second quarter of fiscal 2010 decreased by 0.6% of revenue to 24.3% of revenue.  In the first six months of fiscal 2010, our Domestic segment’s gross profit rate remained flat at 24.7% of revenue, consistent with the same period one year ago. The decrease in the second quarter of fiscal 2010, as well as the flat gross profit rate for the first six months of fiscal 2010, was partially due to a shift in the segment’s revenue mix to sales of lower-margin notebook computers, partially offset by increased sales of higher-margin mobile phones and decreased sales of lower-margin video gaming. In addition, the decrease in the second quarter of fiscal 2010 was impacted by rate unfavorability caused by increased sales of certain lower-margin mobile phones and several focused initiatives such as increased promotional pricing on televisions.  Gross profit rate improvements in digital cameras and camcorders, televisions and services in the first quarter of fiscal 2010 directly offset the unfavorable mix and rate impacts previously discussed, resulting in the gross profit rate remaining flat for the first six months of fiscal 2010.

Our Domestic segment’s SG&A rate in the second quarter of fiscal 2010 decreased by 0.5% of revenue to 20.5% of revenue.  In the first six months of fiscal 2010, our Domestic segment’s SG&A rate was 20.6% of revenue, compared with 20.9% of revenue in the same period one year ago. The decreases in the second quarter and first six months of fiscal 2010 were attributable to reductions in outside and outsourced services, travel expense, advertising and corporate payroll, partially offset by the deleveraging impact of lower comparable store sales on payroll, benefits and overhead and higher incentive pay due to better-than-expected performance.  Overall, SG&A dollars in the fiscal second quarter declined versus the prior year period.

Our Domestic segment incurred no restructuring charges in the second quarter of fiscal 2010, consistent with the same period one year ago.  Our Domestic segment’s restructuring charges in the first six months of fiscal 2010 were $25, compared to $0 in the same period one year ago.  The charges were primarily the result of changes to our U.S. Best Buy store operating model, which resulted in the elimination of certain positions, for which we incurred employee termination costs.

International

The following table presents selected financial data for the International segment ($ in millions):

	Three Months Ended[1]		Six Months Ended[1]
	August 29, 2009	August 30, 2008	August 29, 2009	August 30, 2008
Revenue	$2,748	$1,668	$5,318	$3,205
Revenue % gain	65%	10%	66%	17%
Comparable store sales % (decline) gain	(8.3)%	(1.0)%	(10.9)%	1.7%
Gross profit as % of revenue	24.5%	21.3%	25.2%	20.8%
SG&A as % of revenue	25.8%	19.9%	25.5%	20.1%
Operating (loss) income [2]	$(35)	$24	$(42)	$24
Operating (loss) income as % of revenue	(1.2)%	1.4%	(0.8)%	0.7%

[1]

On June 28, 2008, we acquired a 50% interest in Best Buy Europe, whose operating results are reported on a two-month lag. Accordingly, our results of operations did not reflect Best Buy Europe results until the third quarter of fiscal 2009.

[2]

Included within our International segment’s operating loss for the first six months of fiscal 2010 is $27 million of restructuring charges related to measures we took to restructure our businesses in the fiscal first quarter. These charges resulted in a decrease in our International segment’s operating income of 0.5% of revenue for the first six months of fiscal 2010. No restructuring charges were recorded in the second quarter of fiscal 2010 or the first six months of fiscal 2009.

The following table presents International stores open at the end of the second quarters of fiscal 2010 and fiscal 2009:

	Total Stores at End of Second Quarter
	Fiscal 2010		Fiscal 2009
Best Buy Europe[1]	2,450		—
Five Star	165		161
Future Shop	142		133
Best Buy Canada	60		52
Best Buy China	6		1
Best Buy Mobile Canada	3		—
Best Buy Mexico	1		—
Total International stores	2,827	[2]	347	[3]

[1]	Consists of The Carphone Warehouse stores in the U.K. and The Phone House stores throughout continental Europe.

[2]

During the second quarter of fiscal 2010, we opened 34 new stores in our International segment, consisting of 27 Best Buy Europe stores, two Five Star stores, two Future Shop stores, two Best Buy Canada stores, and one Best Buy China store. Offsetting these store openings were 37 store closures in second quarter of fiscal 2010, consisting of 36 Best Buy Europe stores and one Five Star store.

[3]

During the second quarter of fiscal 2009, we opened one new store in our International segment, a Best Buy Canada store. No stores were closed in our International segment during the second quarter of fiscal 2009.

Our International segment’s operating loss in the second quarter of fiscal 2010 was $(35) million, or (1.2)% of revenue, compared with operating income of $24 million, or 1.4% of revenue, in the same period one year ago. The International segment’s decrease in operating (loss) income for the fiscal second quarter resulted primarily from an operating loss with our Europe business, whose operating results are seasonal and generally at their lowest in the fiscal second quarter, and lower operating income in Canada. In the first six months of fiscal 2010, our International segment’s operating loss was $(42) million, or (0.8)% of revenue, compared with operating income of $24 million, or 0.7% of revenue, in the same period one year ago. The International segment’s decrease in operating income for the first six months of fiscal 2010 resulted primarily from the operating loss with our Europe business in the second quarter of fiscal 2010, the $27 million of restructuring charges incurred in the first quarter of fiscal 2010 and lower operating income in Canada.

Our International segment’s revenue in the second quarter of fiscal 2010 increased 65% to $2.7 billion, compared with $1.7 billion for the same period one year ago.  In the first six months of fiscal 2010, our International segment’s revenue increased 66% to $5.3 billion, compared with $3.2 billion in the same period one year ago.  The inclusion of Best Buy Europe and the net addition of 66 new stores in the past 12 months (of which 36 were Best Buy Europe stores) accounted for the majority of the revenue increase. Partially offsetting these increases were the effects of comparable store sales declines in the second quarter and the first six months of fiscal 2010 of 8.3% and 10.9%, respectively, as well as unfavorable fluctuations in foreign currency exchange rates. Excluding the addition of Best Buy Europe and the negative impact of fluctuations in foreign currency exchange rates, the International segment’s revenue declined 3% and 6% for the second quarter and first six months of fiscal 2010, respectively, versus the prior year periods.

The components of our International segment’s net revenue increase for the three and six months ended August 29, 2009 were as follows:

	Three months ended August 29, 2009	Six months ended August 29, 2009
Acquisition of Best Buy Europe	73%	80%
Net new stores	5%	4%
Comparable store sales decline	(7)%	(10)%
Unfavorable impact of foreign currency	(5)%	(8)%
Non-comparable store sales channels[1]	(1)%	—%
Total revenue increase	65%	66%

1                         Revenue we earn from sales of merchandise to resellers is not included within our comparable store sales calculation.

The following table presents revenue mix percentages and comparable store sales percentage changes for the International segment by revenue category in the second quarters of fiscal 2010 and fiscal 2009:

	Revenue Mix Summary [1]		Comparable Store Sales Summary [2]
	Three Months Ended		Three Months Ended
	August 29, 2009	August 30, 2008	August 29, 2009	August 30, 2008
Consumer electronics	19%	36%	(14.3)%	3.7%
Home office	52%	30%	(10.0)%	(2.6)%
Entertainment software	5%	11%	(21.1)%	13.1%
Appliances	11%	18%	11.6%	(13.2)%
Services	13%	5%	10.4%	(2.6)%
Other	<1%	<1%	n/a	n/a
Total	100%	100%	(8.3)%	(1.0)%

[1]

The International segment’s revenue mix changed significantly beginning in the third quarter of fiscal 2009 due to our acquisition of Best Buy Europe. Best Buy Europe comprised 44% of the International segment’s revenue in the second quarter of fiscal 2010. The majority of Best Buy Europe’s business is the sale of mobile phones and acting as an agent to sell mobile voice and data service plans, which are included in our home office revenue category. In addition, Best Buy Europe offers mobile phone insurance and other mobile and fixed-line telecommunication services, which are included in our services revenue category.

[2]	Comparable store sales does not include Best Buy Europe, which will first be included in our comparable store sales in the third quarter of fiscal 2010.

Our International segment’s comparable store sales decline in the second quarter of fiscal 2010 was driven by Canada, partially offset by a comparable store sales gain in China. The categories having the largest effect on our International segment’s comparable store sales decline in the fiscal second quarter were flat-panel televisions, video gaming, desktop computers and monitors and notebook computers.  Weaker sales in these product categories were partially offset by comparable store sales gains in major appliances and services.

In the second quarter of fiscal 2010, our International segment’s consumer electronics revenue category posted a 14.3% comparable store sales decline resulting primarily from reductions in the comparable sales of nearly all product categories within consumer electronics, particularly flat-panel televisions and digital cameras and camcorders. The home office revenue category posted a 10.0% comparable store sales decline due primarily to desktop computers and monitors as well as notebook computers, partially offset by a modest gain in mobile phones. The entertainment software revenue category recorded a 21.1% comparable store sales decline due to a decrease in the comparable sales of nearly all categories within this revenue category, particularly video gaming. The appliances revenue category recorded an 11.6% comparable store sales gain resulting primarily from increases in the sales of appliances in China operations, where appliances represent a larger percentage of the sales, as well as a gain in appliances in Canada. The services revenue category posted a 10.4% comparable store sales gain due primarily to an increase in revenue from our repair and installation business and sales of service plans.

Our International segment’s gross profit rate in the second quarter of fiscal 2010 increased by 3.2% of revenue to 24.5% of revenue. In the first six months of fiscal 2010, our International segment’s gross profit rate increased by 4.4% of revenue to 25.2% of revenue. In the second quarter and first six month of fiscal 2010, the inclusion of Best Buy Europe increased our International segment’s gross profit rate by 3.8% and 4.9% of revenue, respectively. In the second quarter of fiscal 2010, partially offsetting the effect of the acquisition of Best Buy Europe was the mix impact of China’s lower-margin operations as well as heavier promotions, while Canada’s gross profit rate remained flat.  In the first six months of fiscal 2010, partially offsetting the effect of the acquisition of Best Buy Europe was a slight reduction in Canada’s gross profit rate, primarily due to promotional pressure on margins in the fiscal first quarter from televisions and notebook computers as well as the mix impact of China’s lower-margin operations.

Our International segment’s SG&A rate in the second quarter of fiscal 2010 increased by 5.9% of revenue to 25.8% of revenue. In the first six months of fiscal 2010, our International segment’s SG&A rate increased by 5.4% of revenue to 25.5% of revenue. In the second quarter and first six months of fiscal 2010, the inclusion of Best Buy Europe increased our International segment’s SG&A rate by 5.2% and 4.4% of revenue, respectively.  The deleveraging impact of Canada’s comparable store sales decline on payroll, benefits and overhead costs further contributed to the overall increase in the SG&A rate for both the second quarter and first six months of fiscal 2010.  Partially offsetting these increases were lower SG&A rates in China in both the second quarter and first six months of fiscal 2010, as compared to the prior year periods, due to savings in payroll and advertising as well as reductions in advertising costs in Canada.

Our International segment incurred no restructuring charges in the second quarter of fiscal 2010, consistent with the same period one year ago.  Our International segment’s restructuring charges in the first quarter of fiscal 2010 were $27 million, compared to $0 in the same period one year ago.  The charges incurred were primarily related to employee termination benefits and business reorganization costs at Best Buy Europe.

Liquidity and Capital Resources

Summary

The following table summarizes our cash and cash equivalents and short-term investments balances at August 29, 2009; February 28, 2009; and August 30, 2008 ($ in millions):

	August 29, 2009	February 28, 2009	August 30, 2008
Cash and cash equivalents	$668	$498	$544
Short-term investments	93	11	—
Total cash and cash equivalents and short-term investments	$761	$509	$544

The increase in the balance of our cash and cash equivalents and short-term investments compared with the end of the second quarter of fiscal 2009 was due primarily to cash inflows from operations as well as our re-classification of certain auction-rate securities to short-term investments in the second quarter of fiscal 2010, partially offset by short-term debt repayments.

Our current ratio, calculated as current assets divided by current liabilities, was 1.0 at the end of the second quarter of fiscal 2010, compared with 1.0 at the end of fiscal 2009 and 0.9 at the end of the second quarter of fiscal 2009.

Our debt-to-capitalization ratio, which represents the ratio of total debt, including the current portion of long-term debt, to total capitalization (total debt plus total shareholders’ equity), was 30% at the end of the second quarter of fiscal 2010, compared with 30% at the end of fiscal 2009, and 36% at the end of the second quarter of fiscal 2009. We view our debt-to-capitalization ratio as an important indicator of our creditworthiness. The decrease from the end of the second quarter of fiscal 2009 was due primarily to higher borrowings in the prior year in connection with our acquisition of Best Buy Europe as well as repayments of short-term borrowings in the second quarter of fiscal 2010.

Our adjusted debt-to-capitalization ratio, which includes capitalized operating lease obligations in its calculation, was 67% at the end of the second quarter of fiscal 2010, compared with 68% at the end of fiscal 2009 and 65% at the end of the first quarter of fiscal 2009.

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

	August 29, 2009	February 28, 2009	August 30, 2008
Debt (including current portion)	$2,247	$1,963	$2,690
Capitalized operating lease obligations (8 times rental expense) [1]	8,691	8,114	5,964
Adjusted debt (including capitalized operating lease obligations)	$10,938	$10,077	$8,654

Debt (including current portion)	$2,247	$1,963	$2,690
Capitalized operating lease obligations (8 times rental expense) [1]	8,691	8,114	5,964
Total Best Buy Co., Inc. shareholders’ equity	5,306	4,643	4,752
Adjusted capitalization	$16,244	$14,720	$13,406

Debt-to-capitalization ratio	30%	30%	36%
Adjusted debt-to-capitalization ratio (including capitalized operating lease obligations)	67%	68%	65%

[1]

The multiple of eight times annual rental expense used to calculate our capitalized operating lease obligations total is the multiple used for the retail sector by one of the nationally recognized credit rating agencies that rate our creditworthiness.

Our liquidity is affected by restricted cash balances that are pledged as collateral or restricted to use for vendor payables, general liability insurance, workers’ compensation insurance and customer warranty and insurance programs. Restricted cash and cash equivalents, which is included in other current assets, totaled $515 million, $487 million and $440 million at August 29, 2009; February 28, 2009; and August 30, 2008, respectively. The increase in restricted cash from the end of the second quarter of fiscal 2009 was due primarily to increased reserve requirements with respect to our captive insurance businesses.

Cash Flows

The following table summarizes our cash flows for the first six months of the current and prior fiscal years ($ in millions):

	Six Months Ended
	August 29, 2009	August 30, 2008
Total cash provided by (used in):
Operating activities	$238	$50
Investing activities	(238)	(2,500)
Financing activities	218	1,505
Effect of exchange rate changes on cash	(48)	51
Increase in cash and cash equivalents	$170	$(894)

Cash provided by operating activities in the first six months of fiscal 2010 was $238 million, compared with $50 million in the first six months of fiscal 2009. The increase in cash provided was due primarily to increases in cash provided by net earnings (excluding depreciation and amortization) and receivables and decreases in cash used for accrued incomes taxes and other liabilities including restructuring charges, partially offset by decreases in cash provided by accounts payable. The increase in cash provided by receivables was due primarily to the timing of the receipt of customer and network operating receivables in our Best Buy Europe business. The decrease in cash used for accrued income taxes was due primarily to the timing of tax payments, while the decrease in cash used for other liabilities was due to the timing and magnitude of transaction taxes payable and other accrued liabilities. The decrease in cash provided by accounts payable was due primarily to the timing of inventory purchases and receipts to later in the period as well as higher average accounts payable balances in the prior year period.

Cash used in investing activities in the first six months of fiscal 2010 was $238 million, compared with $2.5 billion in the first six months of fiscal 2009. The decrease in cash used in investing activities was due primarily to the $2.1 billion of net cash associated with the acquisition of businesses in the first six months of fiscal 2009, including Best Buy Europe. Also contributing to the decrease was an expected decrease in capital expenditures to $310 million in the first six months of fiscal 2010, compared with $502 million in the prior year period.

Cash provided by financing activities in the first six months of fiscal 2010 was $218 million, compared with $1.5 billion for the first six months of fiscal 2009. The decrease in cash provided by financing activities was primarily the result of a $1.3 billion decrease in borrowings, net of repayments, in the first six months of fiscal 2010 compared to the same period one year ago.  Larger borrowings in the prior year were associated with the acquisition of Best Buy Europe.

Share Repurchases and Dividends

For the three months ended August 29, 2009 and August 30, 2008, we made no share repurchases under our June 2007 share repurchase program or otherwise.

During the second quarter of fiscal 2010, we paid our regular quarterly cash dividend of $0.14 per common share, or $58 million in the aggregate.  During the same period one year ago, we paid a regular quarterly cash dividend of $0.13 per common share, or $53 million in the aggregate.  As announced on September 16, 2009, our Board of Directors authorized payment of our next regular quarterly cash dividend of $0.14 per common share, payable on October 27, 2009, to shareholders of record as of the close of business on October 6, 2009.

Sources of Liquidity

Funds generated by operating activities, available cash and cash equivalents, and our credit facilities continue to be our most significant sources of liquidity. We believe our sources of liquidity will be sufficient to sustain operations, including announced restructuring costs, and to finance anticipated expansion plans and strategic initiatives for the remainder of fiscal 2010. However, in the event our liquidity is insufficient, we may be required to limit our future expansion plans or we may not be able to pursue promising business opportunities. There can be no assurance that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under our existing credit facilities or obtain additional financing, if necessary, on favorable terms.

We have a $2.32 billion five-year unsecured revolving credit facility, as amended (the “Credit Agreement”), with a syndicate of banks, of which $325 million was outstanding at August 29, 2009. The Credit Agreement expires in September 2012.  We were in compliance with our financial covenants under the Credit Agreement at August 29, 2009. At October 6, 2009, we had $100 million of borrowings outstanding under the Credit Agreement.

We have $1.0 billion available under secured and unsecured revolving demand and credit facilities related to our International segment operations, of which $766 million was outstanding at August 29, 2009.

At August 29, 2009, we had $298 million of auction-rate securities (“ARS”) recorded at fair value within short-term investments and equity and other investments in our consolidated balance sheet. The majority of our ARS portfolio is AAA/Aaa-rated and collateralized by student loans, which are guaranteed 95% to 100% by the U.S. government. Due to the auction failures that began in mid-February 2008, we have been unable to liquidate many of our ARS. The investment principal associated with our ARS subject to failed auctions will not be accessible until successful auctions occur, a buyer is found outside of the auction process, the issuers establish a different form of financing to replace these securities, or final payments come due according to the contractual maturities of the debt issues, which range from seven to 39 years. We intend to hold our ARS until we can recover the full principal amount through one of the means described above, and have the ability to do so based on our other sources of liquidity.

Our credit ratings and outlooks at October 6, 2009, are summarized below and are consistent with the ratings and outlooks reported in our Annual Report on Form 10-K for the fiscal year ended February 28, 2009.

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

Debt and Capital

At August 29, 2009, we had short-term debt outstanding under our various credit agreements of $1.1 billion, an increase from $783 million at February 28, 2009, to meet normal working capital needs. Other than as discussed in Note 7, Debt, of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, there were no significant changes in the terms of our debt at August 29, 2009, compared to February 28, 2009. See Note 6, Debt, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended February 28, 2009, for additional information regarding our debt.

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

New Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles. This standard replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) became the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (“SEC”), which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification became nonauthoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009.  We have begun to use the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of fiscal 2010.  As the Codification was not intended to change or alter existing GAAP, it will not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). This standard responds to concerns about the application of certain key provisions of FASB Interpretation (FIN) 46(R), including those regarding the transparency of the involvement with variable interest entities. Specifically, SFAS No. 167 requires a qualitative approach to identifying a controlling financial interest in a variable interest entity (“VIE”) and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. In addition, the standard requires additional disclosures about the involvement with a VIE and any significant changes in risk exposure due to that involvement. SFAS No. 167 is effective for fiscal years beginning after November 15, 2009. We plan to adopt SFAS No. 167 in fiscal 2011 and are evaluating the impact it will have on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140. The new standard eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. SFAS No. 166 is effective for fiscal years beginning after

November 15, 2009.  We plan to adopt SFAS No. 166 in fiscal 2011 and are evaluating the impact it will have on our consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. This standard is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  SFAS No. 165 was effective for fiscal years and interim periods ended after June 15, 2009 and must be applied prospectively. We adopted and applied the provisions of SFAS No. 165 for our fiscal quarter ended August 29, 2009, and have included the disclosures required by SFAS No. 165 in the Basis of Presentation within Note 1, Basis of Presentation. The adoption of SFAS No. 165 did not have an impact on our consolidated financial position or results of operations.

In April 2009, the FASB issued three FASB Staff Positions (“FSP”) intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities. FSP No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides additional guidelines for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements. FSP No. 115-2, Recognition and Presentation of Other-Than-Temporary Impairments, provides additional guidance related to the disclosure of impairment losses on securities and the accounting for impairment losses on debt securities. FSP No. 115-2 does not amend existing guidance related to other-than-temporary impairments of equity securities. FSP No. 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments, increases the frequency of fair value disclosures. These FSPs are effective for fiscal years and interim periods ended after June 15, 2009.  As such, we adopted these FSPs in the second quarter of fiscal 2010, and have included the additional required interim disclosures about the fair value of financial instruments and valuation techniques within Note 3, Investments, and Note 4, Fair Value Measurements. The adoption of these FSPs did not have a material impact on our consolidated financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand the effect these instruments and activities have on an entity’s financial position, financial performance and cash flows. Entities are required to provide enhanced disclosures about: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Our adoption of SFAS No. 161 in the fourth quarter of fiscal 2009 had no impact on our consolidated financial statements. However, in the first quarter of fiscal 2010, we entered into significant derivative hedging contracts and, accordingly, we have included the disclosures required by SFAS No. 161 in Note 8, Derivative Instruments, which are provided on a prospective basis.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. SFAS No. 160 changes the accounting and reporting for minority interests, which must be recharacterized as noncontrolling interests and classified as a component of shareholders’ equity. This new consolidation method significantly changes the accounting for transactions with minority interest holders. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. We adopted SFAS No. 160 on March 1, 2009, and applied the provisions of the standard prospectively, except for the presentation and disclosure requirements, which we applied retrospectively. Our adoption of SFAS No. 160 did not have a material impact on our consolidated financial statements other than the following reporting and disclosure changes which we applied retrospectively to all periods presented:

(i)             we recharacterized minority interests previously reported on our condensed consolidated balance sheets as noncontrolling interests and classified them as a component of shareholders’ equity;

(ii)          we adjusted certain captions previously utilized on our consolidated statements of earnings to specifically identify net earnings attributable to noncontrolling interests and net earnings attributable to Best Buy Co., Inc.; and

(iii)       in order to reconcile net earnings to the cash flows from operating activities, we changed the starting point on our consolidated statements of cash flows from net earnings to net earnings including noncontrolling interests, with net earnings or loss from the noncontrolling interests (previously, minority interests) no longer a reconciling item in arriving at net cash flows from operating activities in our consolidated statement of cash flows.

Additional disclosures required by this standard are included in Note 10, Supplemental Equity and Comprehensive Income Information, of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

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

Foreign Currency Exchange Rate Risk

We have market risk arising from changes in foreign currency exchange rates related to our International segment operations. On a limited basis, we use forward foreign exchange contracts to hedge the impact of fluctuations in foreign currency exchange rates. Our Canada and Europe businesses enter into the contracts primarily to hedge certain non-functional currency exposures. The aggregate notional amount and fair value recorded on our consolidated balance sheet related to our foreign exchange forward and swap contracts outstanding was $968 million and $14 million, respectively, at August 29, 2009. The aggregate gains recorded in our consolidated statement of net earnings related to all such contracts settled and outstanding were $6 million and $2 in the second quarter and first six months of fiscal 2010, respectively.

Since the second quarter of fiscal 2009, the U.S. dollar has been generally stronger relative to the currencies of the foreign countries in which we operate. The overall strength of the U.S. dollar had a negative impact on our International segment’s revenue and net earnings because the foreign denominations translated into fewer U.S. dollars.

It is not possible to determine the exact impact of foreign currency exchange rate changes; however, the effect on reported revenue and net earnings can be estimated. We estimate that the overall strength of the U.S. dollar had an unfavorable impact on our revenue of approximately $86 million in the second quarter of fiscal 2010. In addition, we estimate that such strength had an unfavorable impact of approximately $2 million on our net earnings in the second quarter of fiscal 2010.

Interest Rate Risk

Short-term and long-term debt

At August 29, 2009, our short-term and long-term debt was comprised primarily of credit facilities, our convertible debentures and our 6.75% notes. We do not currently manage the interest rate risk on our debt through the use of derivative instruments.

Our credit facilities are not subject to material interest rate risk. The credit facilities’ interest rates may be reset due to fluctuations in a market-based index, such as the federal funds rate, the London Interbank Offered Rate (LIBOR), or the base rate or prime rate of our lenders. A hypothetical 100-basis-point change in the interest rates of our credit facilities would change our annual pre-tax earnings by $11 million.

There is no interest rate risk associated with our 6.75% notes or convertible debentures, as the interest rates are fixed at 6.75% and 2.25%, respectively, per annum.

Short- and long-term investments in debt securities

At August 29, 2009, our short- and long-term investments in debt securities were comprised of auction-rate securities. These investments are not subject to material interest rate risk. A hypothetical 100-basis-point change in the interest rate would change our annual pre-tax earnings by $3 million. We do not currently manage interest rate risk on these investments through the use of derivative instruments.

Other Market Risks

Investments in auction-rate securities

At August 29, 2009, we held $298 million in investments in ARS, after recording a $8 million pre-tax temporary impairment in the second quarter of fiscal 2010. Given current conditions in the ARS market, we may incur additional temporary unrealized losses or other-than-temporary realized losses in the future if market conditions were to persist and we are unable to recover the cost of our ARS investments. A hypothetical 100-basis-point loss from the par value of these investments would result in a $3 million impairment.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), at August 29, 2009. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at August 29, 2009, our disclosure controls and procedures were effective.

There was no change in internal control over financial reporting during the fiscal quarter ended August 29, 2009, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

PART II — OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)  Stock Repurchases

During the second quarter of fiscal 2010, we purchased no shares under our June 2007 $5.5 billion share repurchase program.  There is no stated expiration date for the June 2007 share repurchase program.  We purchased $3.0 billion in fiscal 2008.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Regular Meeting of Shareholders was held on June 24, 2009.

a.               The individuals named below were elected as Class 2 directors, each to serve for a term expiring with the election of directors at our 2011 Regular Meeting of Shareholders. Shares voted were as follows:

Ronald James
Shares For	374,884,066
Shares Withheld	5,234,720

Elliot S. Kaplan
Shares For	359,570,232
Shares Withheld	20,548,554

Sanjay Khosla
Shares For	376,250,128
Shares Withheld	3,868,658

George L. Mikan III
Shares For	368,788,964
Shares Withheld	11,329,822

Matthew H. Paull
Shares For	377,063,114
Shares Withheld	3,055,672

Richard M. Schulze
Shares For	371,966,792
Shares Withheld	8,151,994

Hatim A. Tyabji
Shares For	370,929,324
Shares Withheld	9,189,462

b.              The appointment of the Class 1 director named below was ratified. The term of the Class 1 director expires with the election of directors at our 2010 Regular Meeting of Shareholders. Shares voted were as follows:

Gérard R. Vittecoq
Shares For	376,267,312
Shares Withheld	3,851,474

c.               The appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year beginning March 1, 2009, was ratified. There were 379,133,337 votes for, and 775,333 votes against, ratification. There were 210,116 abstentions.

d.              A proposal to approve amendments to the Best Buy Co., Inc. 2004 Omnibus Stock and Incentive Plan, as amended, was approved. There were 311,141,322 votes for, and 34,983,669 votes against, approval. There were 512,690 abstentions and 33,481,105 broker non-votes.

e.               A proposal to approve an amendment to Article IX of our Amended and Restated Articles of Incorporation (“Articles”) to change the approval required for certain business combinations was approved. There were 376,485,874 votes for, and 3,064,379 votes against, approval. There were 568,533 abstentions.

f.                 A proposal to approve an amendment to Article IX of our Articles to decrease the shareholder approval required to amend Article IX was approved. There were 371,515,431 votes for, and 7,951,253 votes against, approval. There were 652,102 abstentions.

g.              A proposal to approve an amendment to Article IX of our Articles to decrease the shareholder approval required to remove directors without cause was approved. There were 373,003,967 votes for, and 6,504,451 votes against, approval. There were 610,368 abstentions.

h.              A proposal to approve an amendment to Article IX of our Articles to decrease the shareholder approval required to amend the classified board provisions in our Amended and Restated By-laws was approved. There were 372,380,319 votes for, and 7,109,237 votes against, approval. There were 629,230 abstentions.

i.                  A proposal to approve an amendment to Article X of our Articles to decrease the shareholder approval required for certain repurchases of stock from substantial shareholders and make other related changes was approved. There were 338,926,337 votes for, and 7,423,176 votes against, approval. There were 288,167 abstentions and 33,481,106 broker non-votes.

j.                  A proposal to approve an amendment to Article X of our Articles to decrease the shareholder approval required to amend Article X was approved. There were 371,295,229 votes for, and 8,173,572 votes against, approval. There were 649,985 abstentions.

ITEM 6. EXHIBITS

5.0	Receivables Financing Agreement dated July 3, 2009, between a subsidiary of Best Buy Europe and Barclays Bank PLC, as administrative agent, and a syndication of banks

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following financial information from our Quarterly Report on Form 10-Q for the second quarter of fiscal 2010, filed with the SEC on October 8, 2009, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed consolidated balance sheets at August 29, 2009; February 28, 2009; and August 30, 2008, (ii) the Consolidated statements of earnings for the three and six months ended August 29, 2009, and August 30, 2008, (iii) the Consolidated statements of cash flows for the six months ended August 29, 2009, and August 30, 2008, and (iv) Notes to condensed consolidated financial statements (tagged as blocks of text).(1)

(1)The XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEST BUY CO., INC.
(Registrant)

Date: October 6, 2009	By:	/s/ BRIAN J. DUNN
Brian J. Dunn
Chief Executive Officer (duly authorized and principal executive officer)

Date: October 6, 2009	By:	/s/ JAMES L. MUEHLBAUER
James L. Muehlbauer
Executive Vice President — Finance and Chief Financial Officer (duly authorized and principal financial officer)

Date: October 6, 2009	By:	/s/ SUSAN S. GRAFTON
Susan S. Grafton
Vice President, Controller and Chief Accounting Officer (duly authorized and principal accounting officer)