Form 10-Q
period 2009-11-28
BEST BUY CO INC
filed 2010-01-07
CIK 764478

o

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 28, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, $.10 Par Value — 418,032,000 shares outstanding as of November 28, 2009.

BEST BUY CO., INC.

FORM 10-Q FOR THE QUARTER ENDED NOVEMBER 28, 2009

PART I — FINANCIAL INFORMATION

ITEM 1.               CONSOLIDATED FINANCIAL STATEMENTS

BEST BUY CO., INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

($ in millions, except per share amounts)

(Unaudited)

	November 28, 2009	February 28, 2009	November 29, 2008
CURRENT ASSETS
Cash and cash equivalents	$564	$498	$569
Short-term investments	93	11	25
Receivables	2,630	1,868	2,638
Merchandise inventories	8,978	4,753	8,207
Other current assets	1,002	1,062	879
Total current assets	13,267	8,192	12,318

PROPERTY AND EQUIPMENT, NET	4,123	4,174	4,268

GOODWILL	2,421	2,203	2,414

TRADENAMES	163	173	182

CUSTOMER RELATIONSHIPS	292	322	420

EQUITY AND OTHER INVESTMENTS	332	395	435

OTHER ASSETS	502	367	610

TOTAL ASSETS	$21,100	$15,826	$20,647

NOTE:  The consolidated balance sheet as of February 28, 2009, has been condensed from the audited consolidated financial statements.

See Notes to Condensed Consolidated Financial Statements.

BEST BUY CO., INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

($ in millions, except per share amounts)

(Unaudited)

	November 28, 2009	February 28, 2009	November 29, 2008
CURRENT LIABILITIES
Accounts payable	$9,083	$4,997	$8,219
Unredeemed gift card liabilities	425	479	468
Accrued compensation and related expenses	482	459	410
Accrued liabilities	1,856	1,382	1,749
Accrued income taxes	55	281	148
Short-term debt	741	783	2,153
Current portion of long-term debt	36	54	48
Total current liabilities	12,678	8,435	13,195

LONG-TERM LIABILITIES	1,194	1,109	1,093

LONG-TERM DEBT	1,104	1,126	1,125

SHAREHOLDERS’ EQUITY
Best Buy Co., Inc. Shareholders’ Equity
Preferred stock, $1.00 par value: Authorized — 400,000 shares; Issued and outstanding — none	—	—	—
Common stock, $.10 par value: Authorized — 1.0 billion shares; Issued and outstanding — 418,032,000, 413,684,000 and 413,429,000 shares, respectively	42	41	41
Additional paid-in capital	404	205	172
Retained earnings	5,076	4,714	4,202
Accumulated other comprehensive income (loss)	7	(317)	145
Total Best Buy Co., Inc. shareholders’ equity	5,529	4,643	4,560
Noncontrolling interests	595	513	674
Total shareholders’ equity	6,124	5,156	5,234

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$21,100	$15,826	$20,647

NOTE:  The consolidated balance sheet as of February 28, 2009, has been condensed from the audited consolidated financial statements.

See Notes to Condensed Consolidated Financial Statements.

BEST BUY CO., INC.

CONSOLIDATED STATEMENTS OF EARNINGS

($ in millions, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	November 28, 2009	November 29, 2008	November 28, 2009	November 29, 2008
Revenue	$12,024	$11,500	$33,141	$30,291
Cost of goods sold	9,082	8,639	24,958	22,916
Gross profit	2,942	2,861	8,183	7,375
Selling, general and administrative expenses	2,566	2,587	7,179	6,485
Restructuring charges	—	—	52	—
Operating income	376	274	952	890
Other income (expense)
Investment income (expense) and other	11	(3)	38	27
Investment impairment	—	(111)	—	(111)
Interest expense	(23)	(35)	(68)	(69)
Earnings before income tax expense and equity in earnings of affiliates	364	125	922	737
Income tax expense	93	68	338	296
Equity in earnings of affiliates	—	6	—	5
Net earnings including noncontrolling interests	271	63	584	446
Net earnings attributable to noncontrolling interests	(44)	(11)	(46)	(13)

Net earnings attributable to Best Buy Co., Inc.	$227	$52	$538	$433

Earnings per share attributable to Best Buy Co., Inc.
Basic	$0.54	$0.13	$1.29	$1.05
Diluted	$0.53	$0.13	$1.27	$1.04

Dividends declared per common share	$0.14	$0.14	$0.42	$0.40

Weighted average common shares outstanding (in millions)
Basic	417.1	412.9	416.3	412.1
Diluted	428.6	422.6	426.8	422.7

See Notes to Condensed Consolidated Financial Statements.

BEST BUY CO., INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)

(Unaudited)

	Nine Months Ended
	November 28, 2009	November 29, 2008
OPERATING ACTIVITIES
Net earnings including noncontrolling interests	$584	$446
Adjustments to reconcile net earnings including noncontrolling interests to total cash provided by (used in) operating activities
Depreciation	614	520
Amortization of definite-lived intangible assets	66	42
Investment impairment charge	—	111
Restructuring charges	52	—
Stock-based compensation	88	82
Deferred income taxes	(41)	(66)
Excess tax benefits from stock-based compensation	(3)	(5)
Other, net	(4)	3
Changes in operating assets and liabilities, net of acquired assets and liabilities
Receivables	(691)	(1,032)
Merchandise inventories	(4,087)	(3,210)
Other assets	(5)	(117)
Accounts payable	3,936	3,285
Other liabilities	374	152
Income taxes	(204)	(291)
Total cash provided by (used in) operating activities	679	(80)

INVESTING ACTIVITIES
Additions to property and equipment, net of $160 non-cash capital expenditures in the nine months ended November 29, 2008	(469)	(927)
Purchases of investments	(10)	(95)
Sales of investments	46	255
Acquisition of businesses, net of cash acquired	—	(2,167)
Change in restricted assets	19	(17)
Settlement of net investment hedges	27	—
Other, net	(18)	(18)
Total cash used in investing activities	(405)	(2,969)

FINANCING ACTIVITIES
Borrowings of debt	3,593	4,314
Repayments of debt	(3,703)	(2,082)
Dividends paid	(175)	(165)
Issuance of common stock under employee stock purchase plan and for the exercise of stock options	120	78
Acquisition of noncontrolling interests	(34)	—
Excess tax benefits from stock-based compensation	3	5
Other, net	(12)	(9)
Total cash (used in) provided by financing activities	(208)	2,141

EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	39

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	66	(869)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	498	1,438

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$564	$569

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

We consolidate the financial results of our Europe, China and Mexico operations on a two-month lag. There were no intervening events that would have significantly affected our consolidated financial statements had they been recorded during the three months ended November 28, 2009, except for the settlement of a tax matter with a taxing authority within our Best Buy Europe business that favorably impacted our income tax expense and net earnings attributable to Best Buy Co., Inc. by $61 and $31, respectively.  Our policy is to record the effect of events occurring in the lag period that significantly affect our consolidated financial statements; as a result, the settlement is included in our fiscal third quarter results.

In preparing the accompanying unaudited condensed consolidated financial statements, we evaluated the period from November 29, 2009 through January 5, 2010, the date the financial statements herein were available to be issued, for material subsequent events requiring recognition or disclosure. No such events were identified for this period.

Reclassifications

To maintain consistency and comparability, we reclassified certain prior-year amounts to conform to the current-year presentation as described in Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended February 28, 2009. To conform to the current-year presentation, which presents customer relationships separately on our consolidated balance sheets, we reclassified to customer relationships, $420 at November 29, 2008, which was previously reported in other assets on our condensed consolidated balance sheet.

In addition, as a result of the adoption of new guidance related to the treatment of noncontrolling interests in consolidated financial statements, as described below in New Accounting Standards, we:

•                  reclassified to noncontrolling interests, a component of shareholders’ equity, $513 and $674 at February 28, 2009, and November 29, 2008, respectively, which was previously reported as minority interests on our condensed consolidated balance sheets;

•                  reported as separate captions within our consolidated statements of earnings, net earnings including noncontrolling interests, net (earnings) loss attributable to noncontrolling interests, and net earnings attributable to Best Buy Co., Inc. of $63, $(11) and $52, respectively, for the three months ended November 29, 2008, and $446, $(13) and $433, respectively, for the nine months ended November 29, 2008; and

•                  utilized net earnings including noncontrolling interests of $446 for the nine months ended November 29, 2008, as the starting point on our consolidated statements of cash flows in order to reconcile net earnings to cash flows from operating activities, rather than beginning with net earnings, which was previously exclusive of noncontrolling interests.

These reclassifications had no effect on previously reported consolidated operating income, net earnings attributable to Best Buy Co., Inc., or net cash flows from operating activities.  Also, earnings per share continues to be based on net earnings attributable to Best Buy Co., Inc.

New Accounting Standards

Accounting Standards Codification  —  In June 2009, the Financial Accounting Standards Board (“FASB”) issued a standard that established the FASB Accounting Standards Codification (the “ASC”), which effectively amended the hierarchy of U.S. generally accepted accounting principles (“GAAP”) and established only two levels of GAAP, authoritative and nonauthoritative. All previously existing accounting standard documents were superseded, and the ASC became the single source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (“SEC”), which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the ASC became nonauthoritative. The ASC was intended to provide access to the authoritative guidance related to a particular topic in one place. New guidance issued subsequent to June 30, 2009 will be communicated by the FASB through Accounting Standards Updates. The ASC was effective for financial statements for interim or annual reporting periods ending after September 15, 2009.  We adopted and applied the provisions of the ASC for our third fiscal quarter ended November 28, 2009, and have eliminated references to pre-ASC accounting standards throughout our consolidated financial statements. Our adoption of the ASC did not have a material impact on our consolidated financial statements.

Consolidation of Variable Interest Entities  —  In June 2009, the FASB issued new guidance on the consolidation of variable interest entities (“VIE”) in response to concerns about the application of certain key provisions of pre-existing guidance, including those regarding the transparency of the involvement with a VIE. Specifically, this new guidance requires a qualitative approach to identifying a controlling financial interest in a VIE and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. In addition, this new guidance requires additional disclosures about the involvement with a VIE and any significant changes in risk exposure due to that involvement. This new guidance is effective for fiscal years beginning after November 15, 2009. We plan to adopt the new guidance in fiscal 2011 and are evaluating the impact it will have on our consolidated financial statements.

Transfers of Financial Assets  —  In June 2009, the FASB issued new guidance on accounting for transfers of financial assets which eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. This new guidance is effective for fiscal years beginning after November 15, 2009. We plan to adopt the new guidance in fiscal 2011 and are evaluating the impact it will have on our consolidated financial statements.

Subsequent Events  —  In May 2009, the FASB issued new guidance on the treatment of subsequent events which is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This new guidance was effective for fiscal years and interim periods ended after June 15, 2009, and must be applied prospectively. We adopted and applied the provisions of the new guidance for our second fiscal quarter ended August 29, 2009, and have included the required disclosures in the Basis of Presentation section above. Our adoption of the new guidance did not have an impact on our consolidated financial position or results of operations.

Fair Value and Other-Than-Temporary Impairments  —  In April 2009, the FASB issued new guidance intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities. New guidance related to determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly provides additional guidelines for estimating fair value in accordance with pre-existing guidance on fair value measurements. New guidance on recognition and presentation of other-than-temporary impairments provides additional guidance related to the disclosure of impairment losses on securities and the accounting for impairment losses on debt securities, but does not amend existing guidance related to other-than-temporary impairments of equity securities. Lastly, new guidance on interim disclosures about the fair value of financial instruments increases the frequency of fair value disclosures. The new guidance was effective for fiscal years and interim periods ended after June 15, 2009.  As such, we adopted the new guidance in the second quarter of fiscal 2010, and have included the additional required interim disclosures about the fair value of financial instruments and valuation techniques within Note 3, Investments, and Note 4, Fair Value Measurements. Our adoption of the new guidance did not have a material impact on our consolidated financial position or results of operations.

Derivatives and Hedging Disclosures  —  In March 2008, the FASB issued new guidance on disclosures about derivative instruments and hedging activities. This new guidance is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand the effect these instruments and activities have on an entity’s financial position, financial performance and cash flows. Entities are required to provide enhanced disclosures about: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under existing GAAP; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This new guidance was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Our adoption of the guidance in the fourth quarter of fiscal 2009 had no impact on our consolidated financial statements. However, in the first quarter of fiscal 2010, we entered into significant derivative hedging contracts and, accordingly, we have included the disclosures required by the new guidance in Note 8, Derivative Instruments, which are provided on a prospective basis.

Business Combinations  —  In December 2007, the FASB issued new guidance on business combinations which significantly changed the accounting for business combinations in a number of areas, including the treatment of contingent consideration, preacquisition contingencies, transaction costs, in-process research and development and restructuring costs. In addition, under this new guidance, changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. This new guidance was effective for fiscal years beginning after December 15, 2008. We adopted the new guidance on March 1, 2009, which changed our accounting treatment for business combinations on a prospective basis.

Noncontrolling Interests  —  In December 2007, the FASB issued new guidance on noncontrolling interests in consolidated financial statements. This new guidance changes the accounting and reporting for minority interests, which must be recharacterized as noncontrolling interests and classified as a component of shareholders’ equity. This new consolidation method significantly changes the accounting for transactions with minority interest holders. This new guidance was effective for fiscal years beginning after December 15, 2008. We adopted the new guidance on March 1, 2009, and applied its provisions prospectively, except for the presentation and disclosure requirements, which we applied retrospectively. Our adoption of the new guidance did not have a material impact on our consolidated financial statements other than the following reporting and disclosure changes which we applied retrospectively to all periods presented:

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

Additional disclosures required by this new guidance are included in Note 11, Supplemental Equity and Comprehensive Income Information.

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

The acquisition of the remaining 25% interest in Five Star for $191 was accounted for using the purchase method. We recorded the net assets acquired at their estimated fair values. We included Five Star’s operating results, which are reported on a two-month lag, from the date of acquisition as part of our International segment. The purchase price allocation is preliminary and will be finalized no later than the fourth quarter of fiscal 2010. None of the goodwill is deductible for tax purposes.

The preliminary purchase price allocation was as follows:

Net assets of noncontrolling interests	$48
Tradenames	8
Goodwill	137
Total assets	193

Long-term liabilities	(2)

Purchase price allocated to assets and liabilities acquired	$191

Napster

On October 25, 2008, we acquired Napster, Inc. (“Napster”) for $122 (or $101 net of cash acquired), pursuant to a cash tender offer whereby all issued and outstanding shares of Napster common stock, and all stock purchase rights associated with such shares, were acquired by us at a price of $2.65 per share. Of the $122 purchase price, $4 represented our previous ownership interest in Napster common shares. The effective acquisition date for accounting purposes was the close of business on October 31, 2008, the end of Napster’s fiscal October.

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

We have consolidated Napster in our financial results as part of our Domestic segment from the date of acquisition. We recorded the net assets acquired at their estimated fair values and allocated the purchase price on a preliminary basis using information then available. The allocation of the purchase price to the acquired assets and liabilities was finalized in the third quarter of fiscal 2010, with no material adjustments made to the preliminary allocation. None of the goodwill is deductible for tax purposes.

The final purchase price allocation was as follows:

Cash and cash equivalents	$21
Short-term investments	28
Receivables	2
Other current assets	3
Property and equipment	10
Goodwill	32
Tradenames	13
Customer relationships	3
Equity and other investments	3
Other assets (deferred tax assets)	48
Total assets	163

Accounts payable	(3)
Other current liabilities	(38)
Total liabilities	(41)

Purchase price allocated to assets and liabilities acquired	$122

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

We recorded the net assets acquired at their estimated fair values and allocated the purchase price on a preliminary basis using information then available. The allocation of the purchase price to the acquired assets and liabilities was finalized in the second quarter of fiscal 2010, with no material adjustments made to the preliminary allocation. None of the goodwill is deductible for tax purposes.

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

	Weighted Average
	Amortization Period (in years)	Fair Value on Acquisition
Customer relationships	6.8	$484
Tradenames	4.2	93
Total	6.4	$577

We recorded an estimate for costs to terminate certain activities associated with Best Buy Europe operations. A restructuring accrual of $20 has been recorded and reflects the accrued restructuring costs incurred at the date of acquisition, primarily for store closure costs and agreement termination fees expected to be utilized in fiscal 2010 and fiscal 2011.

Our interest in Best Buy Europe is separate and distinct from our investment in the common stock of CPW, as discussed in Note 3, Investments.

Pro Forma Financial Results

Our pro forma condensed consolidated financial results of operations are presented in the following table as if the acquisitions described above had been completed at the beginning of each period presented:

	Three months	Nine months
	ended	ended
	November 29, 2008	November 29, 2008
Pro forma revenue	$11,518	$33,260
Pro forma net earnings	61	414

Pro forma earnings per common share
Basic	$0.15	$1.01
Diluted	0.15	0.99

Weighted average common shares outstanding
Basic	412.9	412.1
Diluted	422.6	422.7

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

3.                        Investments

Investments were comprised of the following:

	November 28, 2009	February 28, 2009	November 29, 2008
Short-term investments
Money market fund	$4	$8	$25
Debt securities (auction-rate securities)	89	—	—
Other investments	—	3	—
Total short-term investments	$93	$11	$25

Equity and other investments
Debt securities (auction-rate securities)	$195	$314	$339
Marketable equity securities	86	41	49
Other investments	51	40	47
Total equity and other investments	$332	$395	$435

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

In mid-February 2008, auctions began to fail due to insufficient buyers, as the amount of securities submitted for sale in auctions exceeded the aggregate amount of the bids. For each failed auction, the interest rate on the security moves to a maximum rate specified for each security, and generally resets at a level higher than specified short-term interest rate benchmarks. To date, we have collected all interest due on our ARS and expect to continue to do so in the future. We sold $36 of ARS at par during the first nine months of fiscal 2010. However, at November 28, 2009, our entire remaining ARS portfolio, consisting of 49 investments in ARS, was subject to failed auctions. Subsequent to November 28, 2009, and through January 5, 2010, we sold $1 (par value) of our ARS.

As a result of the persistent failed auctions, and the uncertainty of when these investments could be liquidated at par, we have classified all of our investments in ARS as non-current assets within equity and other investments in our consolidated balance sheet at November 28, 2009, except for $89, which was marketed and sold by UBS AG and its affiliates (collectively, “UBS”) and is classified within short-term investments. In October 2008, we accepted a settlement with UBS pursuant to which UBS issued to us Series C-2 Auction Rate Securities Rights (“ARS Rights”). The ARS Rights provide us the right to receive the full par value of our UBS-brokered ARS of $89 plus accrued but unpaid interest at any time between June 30, 2010, and July 2, 2012.  We plan to exercise our ARS Rights in the second quarter of fiscal 2011.

Our ARS portfolio consisted of the following at November 28, 2009, February 28, 2009, and November 29, 2008, at fair value:

Description	Nature of collateral or guarantee	November 28, 2009	February 28, 2009	November 29, 2008
Student loan bonds	Student loans guaranteed 95% to 100% by the U.S. government	$264	$276	$296
Municipal revenue bonds	100% insured by AA/Aa-rated bond insurers at November 28, 2009	20	24	28
Auction preferred securities	Underlying investments of closed-end funds	—	14	15
Total fair value[1]		$284	$314	$339

1                   The par value and weighted-average interest rates (taxable equivalent) of our ARS were $293, $329 and $339 and 0.95%, 2.04% and 3.61%, respectively, at November 28, 2009, February 28, 2009, and November 29, 2008, respectively.

At November 28, 2009, our ARS portfolio was 78% AAA/Aaa-rated, 10% AA/Aa-rated and 12% A/A-rated.

The investment principal associated with failed auctions will not be accessible until successful auctions occur, a buyer is found outside of the auction process, the issuers establish a different form of financing to replace these securities, or final payments are due according to the contractual maturities of the debt issues, which range from seven to 38 years. We intend to hold our ARS until we can recover the full principal amount through one of the means described above, and have the ability to do so based on our other sources of liquidity.

We evaluated our entire ARS portfolio of $293 (par value) for impairment at November 28, 2009, based primarily on the methodology described in Note 4, Fair Value Measurements. As a result of this review, we determined that the fair value of our ARS portfolio at November 28, 2009, was $284. Accordingly, we recognized a $9 pre-tax unrealized loss in accumulated other comprehensive income. This unrealized loss reflects a temporary impairment on all of our investments in ARS, except for our investments in ARS with UBS, for which we have determined that fair value approximates par value. The estimated fair value of our ARS portfolio could change significantly based on future market conditions. We will continue to assess the fair value of our ARS portfolio for substantive changes in relevant market conditions, changes in our financial condition or other changes that may alter our estimates described above.

We may be required to record an additional unrealized holding loss or an impairment charge to earnings if we determine that our ARS portfolio has incurred a further decline in fair value that is temporary or other-than-temporary, respectively. Factors that we consider when assessing our ARS portfolio for other-than-temporary impairment include the duration and severity of the impairment, the reason for the decline in value, the potential recovery period and the nature of the collateral or guarantees in place, as well as our intent and ability to hold an investment.

We had $(5), $(10) and $0 in unrealized (loss) gain, net of tax, recorded in accumulated other comprehensive income at November 28, 2009, February 28, 2009, and November 29, 2008, respectively, related to our investments in debt securities.

Marketable Equity Securities

We invest in marketable equity securities and classify them as available-for-sale. Investments in marketable equity securities are classified as non-current assets within equity and other investments in our condensed consolidated balance sheets, and are reported at fair value based on quoted market prices.

Our investments in marketable equity securities were as follows:

	November 28, 2009	February 28, 2009	November 29, 2008

Common stock of CPW	$83	$40	$47
Other	3	1	2
Total	$86	$41	$49

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

We purchased shares of CPW’s common stock in fiscal 2008 for $183 and in the third quarter of fiscal 2009, recorded a $111 other-than-temporary impairment charge.  Subsequent to November 29, 2008, the market price of CPW common stock increased and, accordingly, we recorded a $29 pre-tax unrealized gain in accumulated other comprehensive income related to this investment at November 28, 2009.

All unrealized holding gains or losses related to our investments in marketable equity securities are reflected net of tax in accumulated other comprehensive income in shareholders’ equity. Net unrealized gain (loss), net of tax, included in accumulated other comprehensive income was $26, $(4) and $1 at November 28, 2009, February 28, 2009, and November 29, 2008, respectively.

Other Investments

The aggregate carrying values of investments accounted for using either the cost method or the equity method at November 28, 2009, February 28, 2009, and November 29, 2008, were $51, $43 and $47, respectively.

4.                         Fair Value Measurements

We adopted new guidance related to fair value measurements on March 2, 2008. Fair value is the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. We use a three-tier valuation hierarchy based upon observable and non-observable inputs:

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The fair value hierarchy requires the use of observable market data when available. In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following tables set forth by level within the fair value hierarchy, our financial assets and liabilities that were accounted for at fair value on a recurring basis at November 28, 2009, February 28, 2009, and November 29, 2008, according to the valuation techniques we used to determine their fair values.

		Fair Value Measurements Using Inputs Considered as
	Fair Value at November 28, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS
Cash and cash equivalents
Money market funds	$28	$28	$—	$—
Short-term investments
Money market fund	4	—	4	—
Auction-rate securities	89	—	—	89
Other current assets
U.S. Treasury bills (restricted cash)	55	55	—	—
Money market funds (restricted cash)	16	16	—	—
Derivative instruments	4	—	4	—
Equity and other investments
Auction-rate securities	195	—	—	195
Marketable equity securities	86	86	—	—
Other assets
Assets that fund deferred compensation	73	73	—	—

LIABILITIES
Accrued liabilities
Derivative instruments	1	—	1	—
Long-term liabilities
Deferred compensation	62	62	—	—

		Fair Value Measurements Using Inputs Considered as
	Fair Value at February 28, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS
Short-term investments
Money market fund	$8	$—	$8	$—
Other current assets (restricted assets)
U.S. Treasury bills	125	125	—	—
Equity and other investments
Auction-rate securities	314	—	—	314
Marketable equity securities	41	41	—	—
Other assets
Assets that fund deferred compensation	64	64	—	—

LIABILITIES
Long-term liabilities
Deferred compensation	55	55	—	—

		Fair Value Measurements Using Inputs Considered as
	Fair Value at November 29, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS
Short-term investments
Money market funds	$25	$—	$25	$—
Other current assets (restricted assets)
U.S. Treasury bills	60	60	—	—
Equity and other investments
Auction-rate securities	339	—	—	339
Marketable equity securities	49	49	—	—
Other assets
Assets that fund deferred compensation	67	67	—	—

LIABILITIES
Long-term liabilities
Deferred compensation	59	59	—	—

The following tables provide a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis in the tables above that used significant unobservable inputs (Level 3) for the three and nine months ended November 28, 2009 and November 29, 2008.

	Debt securities- Auction-rate securities only
	Student loan bonds	Municipal revenue bonds	Auction preferred securities	Total
Balances at August 29, 2009	$278	$20	$—	$298
Purchases, sales and settlements, net	(14)	—	—	(14)
Balances at November 28, 2009	$264	$20	$—	$284

	Debt securities- Auction-rate securities only
	Student loan bonds	Municipal revenue bonds	Auction preferred securities	Total
Balances at February 28, 2009	$276	$24	$14	$314
Changes in unrealized gains (losses)	5	—	1	6
Purchases, sales and settlements, net	(17)	(4)	(15)	(36)
Balances at November 28, 2009	$264	$20	$—	$284

	Debt securities- Auction-rate securities only
	Student loan bonds	Municipal revenue bonds	Auction preferred securities	Total
Balances at August 30, 2008	$295	$44	$15	$354
Purchases, sales and settlements, net	(1)	(16)	—	(17)
Interest accrued, net	2	—	—	2
Balances at November 29, 2008	$296	$28	$15	$339

	Debt securities- Auction-rate securities only
	Student loan bonds	Municipal revenue bonds	Auction preferred securities	Total
Balances at March 1, 2008	$297	$97	$23	$417
Purchases, sales and settlements, net	(2)	(69)	(8)	(79)
Interest accrued, net	1	—	—	1
Balances at November 29, 2008	$296	$28	$15	$339

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

Auction-Rate Securities.  Our investments in auction-rate securities were classified as Level 3 as quoted prices were unavailable due to events described in Note 3, Investments. Due to limited market information, we utilized a discounted cash flow (“DCF”) model to derive an estimate of fair value at November 28, 2009. The assumptions used in preparing the DCF model included estimates with respect to the amount and timing of future interest and principal payments, forward projections of the interest rate benchmarks, the probability of full repayment of the principal considering the credit quality and guarantees in place, and the rate of return required by investors to own such securities given the current liquidity risk associated with auction-rate securities.

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

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

Disclosures for nonfinancial assets and liabilities that are measured at fair value, but are recognized and disclosed at fair value on a nonrecurring basis, were required prospectively beginning March 1, 2009. During the nine months ended November 28, 2009, we had no significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

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

5.                         Goodwill and Intangible Assets

The changes in the carrying amount of goodwill and indefinite-lived tradenames by segment were as follows in the nine months ended November 28, 2009 and November 29, 2008:

	Goodwill			Tradenames
	Domestic	International	Total	Domestic	International	Total
Balances at February 28, 2009	$434	$1,769	$2,203	$32	$72	$104
Adjustments to purchase price allocation	—	43	43	—	—	—
Changes in foreign currency exchange rates	—	175	175	—	8	8
Balances at November 28, 2009	$434	$1,987	$2,421	$32	$80	$112

	Goodwill			Tradenames
	Domestic	International	Total	Domestic	International	Total
Balances at March 1, 2008	$450	$638	$1,088	$23	$74	$97
Acquisitions	43	1,501	1,544	13	—	13
Amortization	—	—	—	—	—	—
Changes resulting from tax adjustment [1]	—	19	19	—	—	—
Changes in foreign currency exchange rates	—	(237)	(237)	—	(9)	(9)
Balances at November 29, 2008	$493	$1,921	$2,414	$36	$65	$101

1                   Adjustment related to the resolution of certain tax matters associated with our acquisition of Jiangsu Five Star Appliance Co., Ltd. in fiscal 2007.

The following table provides the gross carrying amount and related accumulated amortization of definite-lived intangible assets:

	November 28, 2009		February 28, 2009		November 29, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Tradenames	$74	$(23)	$79	$(10)	$87	$(6)
Customer relationships	395	(103)	367	(45)	457	(37)
Total	$469	$(126)	$446	$(55)	$544	$(43)

Total amortization expense for the three months ended November 28, 2009 and November 29, 2008 was $24 and $41, respectively, and was $66 and $42 for the nine months then ended, respectively.  The estimated future amortization expense for identifiable intangible assets during the remainder of fiscal 2010 and for the next four years is as follows:

Fiscal Year
Remainder of fiscal 2010	$21
2011	86
2012	65
2013	45
2014	40
Thereafter	86

6.                         Restructuring Charges

In the fourth quarter of fiscal 2009, we implemented a restructuring plan for our domestic and international businesses to support our fiscal 2010 strategy and long-term growth plans. We believe these changes have provided an operating structure that supports a more effective and efficient use of our resources and provides a platform from which key strategic initiatives can progress despite changing economic conditions. In the fourth quarter of fiscal 2009, we recorded charges of $78, related primarily to voluntary and involuntary separation plans at our corporate headquarters.

In April 2009, we notified our U.S. Best Buy store employees of our intention to update our store operating model, which included eliminating certain positions. In addition, we incurred restructuring charges related to employee termination benefits and business reorganization costs at Best Buy Europe within our International segment.  As a result of our restructuring efforts, we recorded charges of $52 in the first quarter of fiscal 2010.  No restructuring charges were recorded in the second or third quarters of fiscal 2010, and we believe we are substantially complete with our announced restructuring activities.

All charges related to our restructuring plans were presented as restructuring charges in our consolidated statements of earnings. The composition of our restructuring charges incurred in the nine months ended November 28, 2009, as well as the cumulative amount incurred through November 28, 2009, for both the Domestic and International segments, were as follows:

	Domestic		International		Total
	Nine Months Ended November 28, 2009	Cumulative Amount through November 28, 2009	Nine Months Ended November 28, 2009	Cumulative Amount through November 28, 2009	Nine Months Ended November 28, 2009	Cumulative Amount through November 28, 2009
Termination benefits	$25	$94	$26	$32	$51	$126
Facility closure costs	—	1	1	1	1	2
Property and equipment write-downs	—	2	—	—	—	2
Total	$25	$97	$27	$33	$52	$130

The following table summarizes our restructuring accrual activity in the nine months ended November 28, 2009, related to termination benefits and facility closure costs:

	Termination Benefits	Facility Closure Costs	Total
Balances at February 28, 2009	$73	$1	$74
Charges	51	1	52
Cash payments	(116)	(1)	(117)
Effects of foreign exchange rates	3	—	3
Balances at November 28, 2009	$11	$1	$12

7.                         Debt

Short-Term Debt

Short-term debt consisted of the following:

	November 28, 2009	February 28, 2009	November 29, 2008

JPMorgan credit facility	$350	$162	$1,733
ARS revolving credit line	—	—	19
Europe receivables financing facility	326	—	—
Europe revolving credit facility	30	584	358
Canada revolving demand facility	—	2	—
China revolving demand facilities	35	35	43
Total short-term debt	$741	$783	$2,153

Europe Receivables Financing Facility

In the second quarter of fiscal 2010, a subsidiary of Best Buy Europe (the “Subsidiary”) entered into a £350 (or $573) receivables financing agreement (the “Agreement”) with Barclays Bank PLC, as administrative agent, and a syndication of banks to finance the working capital needs of Best Buy Europe. The Agreement is secured by certain network carrier receivables of the Subsidiary. Availability on the facility is based on a percentage of the available acceptable receivables, as defined in the Agreement, and was £206 (or $326) at November 28, 2009.  The full amount available was drawn at November 28, 2009. The Agreement expires on July 3, 2012.

Interest rates under the Agreement are variable, based on the three-month London Interbank Offered Rate (LIBOR) plus a margin of 3.00%, with a commitment fee of 1.5% on unused available capacity.  The Agreement also required an initial commitment fee of 2.75%.

The Agreement is not guaranteed by Best Buy Co., Inc., or any subsidiary, nor does it provide for any recourse to Best Buy Co., Inc. The Agreement contains customary affirmative and negative covenants. Among other things, these covenants restrict or prohibit the Subsidiary’s ability to incur certain types or amounts of indebtedness, incur additional encumbrances on its receivables, make material changes in the nature of its business, dispose of material assets, make guarantees, or engage in a change in control transaction. The Agreement also contains covenants that require the Subsidiary to comply with a maximum annual leverage ratio, a minimum annual interest coverage ratio and a minimum fixed charges coverage ratio.

Europe Revolving Credit Facility

In connection with a £475 (or $754) revolving credit facility available to Best Buy Europe with CPW as lender, Best Buy Co., Inc. is named as guarantor, up to 50% of the amount outstanding. Concurrent with entering into the Agreement described above, we amended the revolving credit facility to decrease the amount available under the revolving credit facility by the amount available under the Agreement. The related guarantee by Best Buy Co., Inc. was similarly reduced. At November 28, 2009, the amount available under the revolving credit facility was £269 (or $428), of which $30 was outstanding and the related guarantee by Best Buy Co., Inc. was $15. The revolving credit facility expires in March 2013.

Long-Term Debt

Long-term debt consisted of the following:

	November 28, 2009	February 28, 2009	November 29, 2008
6.75% notes	$500	$500	$500
Convertible debentures	402	402	402
Financing lease obligations	191	200	204
Capital lease obligations	44	65	54
Other debt	3	13	13
Total long-term debt	1,140	1,180	1,173
Less: current portion	(36)	(54)	(48)
Total long-term debt, less current portion	$1,104	$1,126	$1,125

The fair value of long-term debt approximated $1,221, $1,122 and $1,071 at November 28, 2009, February 28, 2009, and November 29, 2008, respectively, based primarily on the ask prices quoted from external sources, compared with carrying values of $1,140, $1,180 and $1,173, respectively.

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

We record all derivatives on our condensed consolidated balance sheets at fair value and evaluate hedge effectiveness prospectively and retrospectively when electing to apply hedge accounting treatment. We formally document all hedging relationships at inception for all derivative hedges and the underlying hedged items, as well as the risk management objectives and strategies for undertaking the hedge transactions. Our strategy employs both cash flow and net investment hedges. We classify the cash flows from derivatives treated as hedges in our consolidated statement of cash flows in the same category as the item being hedged. In addition, we have derivatives which are not designated as hedging instruments. We have no derivatives that have credit-risk-related contingent features, and we mitigate our credit risk by engaging with major financial institutions as our counterparties.

Cash Flow Hedges

We enter into foreign exchange forward contracts to hedge against the effect of exchange rate fluctuations on certain revenue streams denominated in non-functional currencies. The contracts have terms of up to three years. We report the effective portion of the gain or loss on a cash flow hedge as a component of other comprehensive income and it is subsequently reclassified into net earnings in the period in which the hedged transaction affects net earnings or the forecasted transaction is no longer probable of occurring.  We report the ineffective portion, if any, of the gain or loss in net earnings.

Net Investment Hedges

We also enter into foreign exchange swap contracts to hedge against the effect of euro and swiss franc exchange rate fluctuations on net investments of certain foreign operations. For a net investment hedge, we recognize changes in the fair value of the derivative as a component of foreign currency translation within other comprehensive income to offset a portion of the change in the translated value of the net investment being hedged, until the investment is sold or liquidated.  We limit recognition in net earnings of amounts previously recorded in cumulative translation of other comprehensive income to circumstances such as complete or substantially complete liquidation of the net investment in the hedged foreign operation.  We report the ineffective portion, if any, of the gain or loss in net earnings.

Derivatives Not Designated as Hedging Instruments

Derivatives not designated as hedging instruments include forward currency exchange contracts used to manage the impact of fluctuations in foreign currency exchange rates relative to recognized receivable and payable balances denominated in non-functional currencies and on certain forecasted inventory purchases and revenue streams denominated in non-functional currencies.  The contracts have terms of up to twelve months. These derivative instruments are not designated in hedging relationships; therefore, we record gains and losses on these contracts directly in net earnings.  In the third quarter of fiscal 2010, we did not dedesignate any derivative instruments that were formerly designated in cash flow hedging relationships.

Summary of Derivative Balances

The following table presents the gross fair values for derivative instruments and the corresponding classification in our condensed consolidated balance sheet at November 28, 2009:

	Assets		Liabilities
Contract Type	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value

Derivatives designated as hedging instruments
Cash flow hedges
Foreign exchange forward contracts	Other current assets	$1	Accrued liabilities	$—

Net investment hedges
Foreign exchange swap contracts	Other current assets	—	Accrued liabilities	—

Total derivatives designated as hedging instruments		$1		$—

Derivatives not designated as hedging instruments
Foreign currency forward contracts	Other current assets	3	Accrued liabilities	(1)

Total derivatives		$4		$(1)

The following table presents the effects of derivative instruments on other comprehensive income (“OCI”) and on our consolidated statements of earnings for the three and nine months ended November 28, 2009:

	Pre-tax Gain (Loss) Recognized in OCI [1]	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion) [2]		Gain (Loss) Reclassified from Accumulated OCI to Net Earnings (Effective Portion)
Contract Type	At November 28, 2009	Three months ended November 28, 2009	Nine months ended November 28, 2009	Three months ended November 28, 2009	Nine months ended November 28, 2009

Derivatives designated as hedging instruments
Cash flow hedges
Foreign exchange forward contracts [3]	$1	$—	$—	$1	$4

Net investment hedges
Foreign exchange swap contracts	28	—	—	—	—

Total	$29	$—	$—	$1	$4

1       Reflects the amount recognized in OCI prior to the reclassification of less than $1 and $14 to noncontrolling interests for the cash flow and net investment hedges, respectively.

2       There are no amounts excluded from the assessment of hedge effectiveness.

3       Gains reclassified from OCI are included within selling, general and administrative expenses in our consolidated statements of earnings.

The following table presents the effects of derivatives not designated as hedging instruments on our consolidated statements of earnings for the three and nine months ended November 28, 2009:

	Gain (Loss) Recognized in Income [1]
Contract Type	Three months ended November 28, 2009	Nine months ended November 28, 2009

Derivatives not designated as hedging instruments

Foreign exchange forward contracts	$(3)	$(4)

1      Included within selling, general and administrative expenses in our consolidated statements of earnings.

The following table presents the notional amounts of our foreign currency exchange contracts at November 28, 2009:

Notional Amount
Derivatives designated as cash flow hedging instruments	$134
Derivatives designated as net investment hedging instruments	685
Derivatives not designated as hedging instruments	163
Total	$982

9.        Income Taxes

Our effective tax rates were as follows:

	Three Months Ended		Nine Months Ended
	November 28, 2009	November 29, 2008	November 28, 2009	November 29, 2008
Effective tax rate	25.6%	54.6%	36.7%	40.2%

The decreases in our effective tax rates (“ETR”) in the three and nine months ended November 28, 2009, as compared to the prior year periods, were primarily due to the net impact of certain foreign tax matters in the fiscal third quarter of 2010, which included the settlement discussed in Note 1, Basis of Presentation, and the prior year period tax impact of the $111 other-than-temporary impairment charge discussed in Note 3, Investments, related to our investment in CPW common stock.  In addition, the ETR in the first nine months of fiscal 2010 was impacted by unbenefitted losses in certain foreign jurisdictions that increased our ETR.

10.      Earnings per Share

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

The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings per share attributable to Best Buy Co., Inc. (shares in millions):

	Three Months Ended		Nine Months Ended
	November 28, 2009	November 29, 2008	November 28, 2009	November 29, 2008
Numerator
Net earnings attributable to Best Buy Co., Inc., basic	$227	$52	$538	$433
Adjustment for assumed dilution
Interest on convertible debentures, net of tax	2	2	5	5
Net earnings attributable to Best Buy Co., Inc., diluted	$229	$54	$543	$438

Denominator
Weighted-average common shares outstanding	417.1	412.9	416.3	412.1
Effect of potentially dilutive securities
Shares from assumed conversion of convertible debentures	8.8	8.8	8.8	8.8
Stock options and other	2.7	0.9	1.7	1.8
Weighted-average common shares outstanding, assuming dilution	428.6	422.6	426.8	422.7

Earnings per share attributable to Best Buy Co., Inc.
Basic	$0.54	$0.13	$1.29	$1.05
Diluted	$0.53	$0.13	$1.27	$1.04

The computation of average dilutive shares outstanding excluded options to purchase 15.9 million and 29.2 million shares of our common stock for the three months ended November 28, 2009, and November 29, 2008, respectively, and 18.8 million and 23.6 million shares of our common stock for the nine months ended November 28, 2009, and November 29, 2008, respectively. These amounts were excluded as the options’ exercise prices were greater than the average market price of our common stock for the periods presented and, therefore, the effect would be antidilutive (i.e., including such options would result in higher earnings per share).

11.      Supplemental Equity and Comprehensive Income Information

The following tables present our consolidated statements of changes in shareholders’ equity for the nine months ended November 28, 2009, and November 29, 2008, respectively (shares in millions):

	Best Buy Co., Inc.
	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Best Buy Co., Inc.	Non controlling Interests	Total
Balances at February 28, 2009	414	$41	$205	$4,714	$(317)	$4,643	$513	$5,156

Comprehensive income:
Net earnings, nine months ended November 28, 2009	—	—	—	538	—	538	46	584
Other comprehensive income, net of tax
Foreign currency translation adjustments	—	—	—	—	289	289	58	347
Unrealized gains on available-for-sale investments	—	—	—	—	35	35	—	35
Cash flow hedging instruments — unrealized gains	—	—	—	—	—	—	—	—
Total comprehensive income						862	104	966

Acquisition of business (adjustments to purchase price allocation)	—	—	—	—	—	—	(22)	(22)
Stock-based compensation	—	—	88	—	—	88	—	88
Issuance of common stock under employee stock purchase plan	1	—	40	—	—	40	—	40
Stock options exercised	3	1	79	—	—	80	—	80
Tax deficit from stock options exercised, restricted stock vesting and employee stock purchase plan	—	—	(8)	—	—	(8)	—	(8)
Common stock dividends, $0.42 per share	—	—	—	(176)	—	(176)	—	(176)
Balances at November 28, 2009	418	$42	$404	$5,076	$7	$5,529	$595	$6,124

	Best Buy Co., Inc.
	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Best Buy Co., Inc.	Non controlling Interests	Total
Balances at March 1, 2008	411	$41	$8	$3,933	$502	$4,484	$40	$4,524

Comprehensive income:
Net earnings, nine months ended November 29, 2008	—	—	—	433	—	433	13	446
Other comprehensive income, net of tax
Foreign currency translation adjustments	—	—	—	—	(383)	(383)	(48)	(431)
Unrealized losses on available-for- sale investments	—	—	—	—	(4)	(4)	—	(4)
Reclassification adjustment for impairment loss on available-for- security included in net earnings	—	—	—	—	30	30	—	30
Total comprehensive income						76	(35)	41

Acquisition of businesses	—	—	—	—	—	—	669	669
Stock-based compensation	—	—	82	—	—	82	—	82
Issuance of common stock under employee stock purchase plan	1	—	48	—	—	48	—	48
Stock options exercised	1	—	30	—	—	30	—	30
Tax benefit from stock options exercised and employee stock purchase plan	—	—	4	—	—	4	—	4
Common stock dividends, $0.40 per share	—	—	—	(164)	—	(164)	—	(164)
Balances at November 29, 2008	413	$41	$172	$4,202	$145	$4,560	$674	$5,234

The components of accumulated other comprehensive income (loss), net of tax, attributable to Best Buy Co., Inc. were as follows:

	November 28, 2009	February 28, 2009	November 29, 2008
Foreign currency translation	$(14)	$(303)	$144
Unrealized gains (losses) on available-for-sale investments	21	(14)	1
Unrealized gains on derivative instruments (cash flow hedges)	—	—	—
Total	$7	$(317)	$145

The components of comprehensive income (loss) for the three and nine months ended November 28, 2009, and November 29, 2008 were as follows:

	Three Months Ended		Nine Months Ended
	November 28, 2009	November 29, 2008	November 28, 2009	November 29, 2008
Net earnings including noncontrolling interests	$271	$63	$584	$446
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(59)	(371)	347	(431)
Cash flow hedging instruments — unrealized (gains) losses	(8)	—	—	—
Unrealized gains (losses) on available-for-sale investments	5	43	35	(4)
Reclassification adjustment for impairment loss on available for sale security included in net earnings	—	30	—	30
Comprehensive income (loss) including noncontrolling interests	209	(235)	966	41
Comprehensive (income) loss attributable to noncontrolling interests	(2)	38	(104)	35
Comprehensive income (loss) attributable to Best Buy Co., Inc.	$207	$(197)	$862	$76

12.                   Segments

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

Revenue by reportable segment was as follows:

	Three Months Ended		Nine Months Ended
	November 28, 2009	November 29, 2008	November 28, 2009	November 29, 2008
Domestic	$8,931	$8,196	$24,730	$23,782
International	3,093	3,304	8,411	6,509
Total revenue	$12,024	$11,500	$33,141	$30,291

Operating income (loss) by reportable segment and the reconciliation to earnings before income tax expense and equity in loss of affiliates were as follows:

	Three Months Ended		Nine Months Ended
	November 28, 2009	November 29, 2008	November 28, 2009	November 29, 2008
Domestic	$353	$283	$971	$875
International	23	(9)	(19)	15
Total operating income	376	274	952	890
Other income (expense)
Investment income (expense) and other	11	(3)	38	27
Investment impairment	—	(111)	—	(111)
Interest expense	(23)	(35)	(68)	(69)
Earnings before income tax expense and equity in earnings of affiliates	$364	$125	$922	$737

Assets by reportable segment were as follows:

	November 28, 2009	February 28, 2009	November 29, 2008
Domestic	$13,332	$9,059	$12,741
International	7,768	6,767	7,906
Total assets	$21,100	$15,826	$20,647

13.                   Contingencies

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

14.                Condensed Consolidating Financial Information

Our convertible debentures, due in 2022, are jointly and severally, fully and unconditionally, guaranteed by our wholly-owned indirect subsidiary Best Buy Stores, L.P. Investments in subsidiaries of Best Buy Stores, L.P., which have not guaranteed the convertible debentures, are accounted for under the equity method. We reclassified certain prior-year amounts as described in Note 1, Basis of Presentation, in this Quarterly Report on Form 10-Q. The aggregate principal balance and carrying amount of our convertible debentures was $402 at November 28, 2009.

The convertible debentures may be converted into shares of our common stock by us at anytime or at the option of the holders if the criteria, as described in Note 6, Debt, of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended February 28, 2009, are met. At November 28, 2009, the debentures were not convertible at the option of the holders.

We file a consolidated U.S. federal income tax return. We allocate income taxes in accordance with our tax allocation agreement. U.S. affiliates receive no tax benefit for taxable losses, but are allocated taxes at the required effective income tax rate if they have taxable income.

The following tables present condensed consolidating balance sheets as of November 28, 2009; February 28, 2009; and November 29, 2008; condensed consolidating statements of earnings for the three and nine months ended November 28, 2009, and November 29, 2008; and condensed consolidating statements of cash flows for the nine months ended November 28, 2009, and November 29, 2008:

$ in millions, except per share amounts

Condensed Consolidating Balance Sheets

At November 28, 2009

(Unaudited)

	Best Buy Co., Inc.	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$85	$219	$260	$—	$564
Short-term investments	89	—	4	—	93
Receivables	—	1,273	1,357	—	2,630
Merchandise inventories	—	6,401	2,639	(62)	8,978
Other current assets	125	125	766	(14)	1,002
Intercompany receivable	—	—	9,721	(9,721)	—
Intercompany note receivable	819	—	2	(821)	—
Total current assets	1,118	8,018	14,749	(10,618)	13,267

Property and Equipment, Net	216	1,904	2,003	—	4,123

Goodwill	—	6	2,415	—	2,421

Tradenames	—	—	163	—	163

Customer Relationships	—	—	292	—	292

Equity and Other Investments	209	4	119	—	332

Other Assets	88	55	405	(46)	502

Investments in Subsidiaries	10,853	147	2,206	(13.206)	—

Total Assets	$12,484	$10,134	$22,352	$(23,870)	$21,100

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$420	$71	$8,592	$—	$9,083
Unredeemed gift card liabilities	—	366	59	—	425
Accrued compensation and related expenses	4	206	272	—	482
Accrued liabilities	27	821	1,019	(11)	1,856
Accrued income taxes	55	—	—	—	55
Short-term debt	350	—	391	—	741
Current portion of long-term debt	2	21	13	—	36
Intercompany payable	4,978	4,653	90	(9,721)	—
Intercompany note payable	14	500	307	(821)	—
Total current liabilities	5,850	6,638	10,743	(10,553)	12,678

Long-Term Liabilities	188	1,156	93	(243)	1,194

Long-Term Debt	903	134	67	—	1,104

Shareholders’ Equity	5,543	2,206	11,449	(13,074)	6,124

Total Liabilities and Shareholders’ Equity	$12,484	$10,134	$22,352	$(23,870)	$21,100

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

$ in millions, except per share amounts

Condensed Consolidating Balance Sheets

At November 29, 2008

(Unaudited)

	Best Buy Co., Inc.	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$59	$201	$309	$—	$569
Short-term investments	—	—	25	—	25
Receivables	6	1,022	1,610	—	2,638
Merchandise inventories	—	6,445	2,370	(608)	8,207
Other current assets	24	163	704	(12)	879
Intercompany receivable	—	—	8,886	(8,886)	—
Intercompany note receivable	835	—	—	(835)	—
Total current assets	924	7,831	13,904	(10,341)	12,318

Property and Equipment, Net	221	2,285	1,762	—	4,268

Goodwill	—	6	2,408	—	2,414

Tradenames	—	—	182	—	182

Customer Relationships	—	—	420	—	420

Equity and Other Investments	332	—	103	—	435

Other Assets	102	17	491	—	610

Investments in Subsidiaries	9,483	271	1,415	(11,169)	—

Total Assets	$11,062	$10,410	$20,685	$(21,510)	$20,647

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$—	$—	$8,219	$—	$8,219
Unredeemed gift card liabilities	—	410	58	—	468
Accrued compensation and related expenses	—	198	212	—	410
Accrued liabilities	26	680	1,055	(12)	1,749
Accrued income taxes	148	—	—	—	148
Short-term debt	1,752	—	401	—	2,153
Current portion of long-term debt	2	22	24	—	48
Intercompany payable	2,919	5,967	—	(8,886)	—
Intercompany note payable	—	500	335	(835)	—
Total current liabilities	4,847	7,777	10,304	(9,733)	13,195

Long-Term Liabilities	66	1,059	240	(272)	1,093

Long-Term Debt	905	159	61	—	1,125

Shareholders’ Equity	5,244	1,415	10,080	(11,505)	5,234

Total Liabilities and Shareholders’ Equity	$11,062	$10,410	$20,685	$(21,510)	$20,647

$ in millions, except per share amounts

Condensed Consolidating Statements of Earnings

Three Months Ended November 28, 2009

(Unaudited)

	Best Buy Co., Inc.	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$4	$8,252	$12,063	$(8,295)	$12,024

Cost of goods sold	—	6,196	10,596	(7,710)	9,082

Gross profit	4	2,056	1,467	(585)	2,942

Selling, general and administrative expenses	42	1,959	1,229	(664)	2,566

Operating (loss) income	(38)	97	238	79	376

Other income (expense)
Investment income and other	7	—	11	(7)	11
Interest expense	(12)	(3)	(14)	6	(23)

(Loss) earnings before equity in (loss) earnings of subsidiaries	(43)	94	235	78	364

Equity in (loss) earnings of subsidiaries	(594)	10	58	526	—

(Loss) earnings before income tax (benefit) expense	(637)	104	293	604	364

Income tax (benefit) expense	(786)	36	843	—	93

Net earnings (loss) including noncontrolling interests	149	68	(550)	604	271

Net (earnings) attributable to noncontrolling interests	—	—	(44)	—	(44)
Net earnings (loss) attributable to Best Buy Co., Inc.	$149	$68	$(594)	$604	$227

$ in millions, except per share amounts

Condensed Consolidating Statements of Earnings

Nine Months Ended November 28, 2009

(Unaudited)

	Best Buy Co., Inc.	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$12	$22,930	$27,901	$(17,702)	$33,141

Cost of goods sold	—	17,183	26,080	(18,305)	24,958

Gross profit	12	5,747	1,821	603	8,183

Selling, general and administrative expenses	116	5,315	3,404	(1,656)	7,179
Restructuring charges	—	25	27	—	52

Operating (loss) income	(104)	407	(1,610)	2,259	952

Other income (expense)
Investment income and other	26	—	30	(18)	38
Interest expense	(37)	(10)	(39)	18	(68)

(Loss) earnings before equity in (loss) earnings of subsidiaries	(115)	397	(1,619)	2,259	922

Equity in (loss) earnings of subsidiaries	(1,477)	5	255	1,217	—

(Loss) earnings before income tax expense	(1,592)	402	(1,364)	3,476	922

Income tax expense	129	142	67	—	338

Net (loss) earnings including noncontrolling interests	(1,721)	260	(1,431)	3,476	584

Net (earnings) attributable to noncontrolling interests	—	—	(46)	—	(46)

Net (loss) earnings attributable to Best Buy Co., Inc	$(1,721)	$260	$(1,477)	$3,476	$538

$ in millions, except per share amounts

Condensed Consolidating Statements of Earnings

Three Months Ended November 29, 2008

(Unaudited)

	Best Buy Co., Inc.	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$4	$7,597	$14,714	$(10,815)	$11,500

Cost of goods sold	—	6,155	13,109	(10,625)	8,639

Gross profit	4	1,442	1,605	(190)	2,861

Selling, general and administrative expenses	38	1,381	1,171	(3)	2,587

Operating (loss) income	(34)	61	434	(187)	274

Other income (expense)
Investment income and other	14	—	(6)	(11)	(3)
Investment impairment	—	—	(111)	—	(111)
Interest expense	(25)	(8)	(13)	11	(35)

(Loss) earnings before equity in earnings (loss) of subsidiaries	(45)	53	304	(187)	125

Equity in earnings (loss) of subsidiaries	338	(12)	20	(346)	—

Earnings before income tax expense (benefit) and equity in earnings of affiliates	293	41	324	(533)	125

Income tax expense (benefit)	54	33	(19)	—	68

Equity in earnings of affiliates	—	—	6	—	6

Net earnings including noncontrolling interests	239	8	349	(533)	63

Net (earnings) attributable to noncontrolling interests	—	—	(11)	—	(11)

Net earnings attributable to Best Buy Co., Inc	$239	$8	$338	$(533)	$52

$ in millions, except per share amounts

Condensed Consolidating Statements of Earnings

Nine Months Ended November 29, 2008

(Unaudited)

	Best Buy Co., Inc.	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$12	$22,104	$32,475	$(24,300)	$30,291

Cost of goods sold	—	17,982	30,468	(25,534)	22,916

Gross profit	12	4,122	2,007	1,234	7,375

Selling, general and administrative expenses	112	3,945	2,425	3	6,485

Operating (loss) income	(100)	177	(418)	1,231	890

Other income (expense)
Investment income and other	41	—	17	(31)	27
Investment impairment	—	—	(111)	—	(111)
Interest expense	(46)	(26)	(28)	31	(69)

(Loss) earnings before equity in (loss) earnings of subsidiaries	(105)	151	(540)	1,231	737

Equity in (loss) earnings of subsidiaries	(464)	(29)	79	414	—

(Loss) earnings before income tax expense (benefit) and equity in earnings of affiliates	(569)	122	(461)	1,645	737

Income tax expense (benefit)	229	72	(5)	—	296

Equity in earnings of affiliates	—	—	5	—	5

Net (loss) earnings including noncontrolling interests	(798)	50	(451)	1,645	446

Net (earnings) attributable to noncontrolling interests	—	—	(13)	—	(13)

Net (loss) earnings attributable to Best Buy Co., Inc	$(798)	$50	$(464)	$1,645	$433

$ in millions, except per share amounts

Condensed Consolidating Statements of Cash Flows

Nine Months Ended November 28, 2009

(Unaudited)

	Best Buy Co., Inc.	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Total cash (used in) provided by operating activities	$(964)	$(438)	$2,081	$—	$679

Investing activities
Additions to property and equipment	—	(120)	(349)	—	(469)
Purchases of investments	(10)	—	—	—	(10)
Sales of investments	46	—	—	—	46
Settlement of net investment hedges	—	—	27	—	27
Change in restricted assets	(2)	—	21	—	19
Other, net	—	(5)	(13)	—	(18)
Total cash provided by (used in) investing activities	34	(125)	(314)	—	(405)

Financing activities
Borrowings of debt	2,885	—	708	—	3,593
Repayments of debt	(2,698)	(23)	(982)	—	(3,703)
Dividends paid	(175)	—	—		(175)
Issuance of common stock under employee stock purchase plan and for the exercise of stock options	120	—	—	—	120
Acquisition of noncontrolling interests	—	—	(34)	—	(34)
Excess tax benefits from stock-based compensation	3	—	—	—	3
Other, net	—	—	(12)	—	(12)
Change in intercompany receivable/payable	730	757	(1,487)	—	—
Total cash provided by (used in) financing activities	865	734	(1,807)	—	(208)

Effect of exchange rate changes on cash	—	—	—	—	—

(Decrease) increase in cash and cash equivalents	(65)	171	(40)	—	66

Cash and cash equivalents at beginning of period	150	48	300	—	498
Cash and cash equivalents at end of period	$85	$219	$260	$—	$564

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

•                  Results of Operations

•                  Liquidity and Capital Resources

•                  Off-Balance-Sheet Arrangements and Contractual Obligations

•                  Significant Accounting Policies and Estimates

•                  New Accounting Standards

We consolidate the financial results of our Europe, China and Mexico operations on a two-month lag.  Consistent with such consolidation, the financial and non-financial information presented in our MD&A relative to these operations is also presented on a two-month lag. There were no intervening events that would have significantly affected our consolidated financial statements had they been recorded during the three months ended November 28, 2009, except for the settlement of a tax matter with a taxing authority within our Best Buy Europe business that favorably impacted our income tax expense and net earnings attributable to Best Buy Co., Inc. by $61 and $31, respectively.  For a further discussion of the factors that impacted our income tax expense in the third quarter of fiscal 2010, see Income Tax Expense below. Our policy is to record the effect of events occurring in the lag period that significantly affect our consolidated financial statements; as a result, the settlement is included in our fiscal third quarter results.

Our MD&A should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended February 28, 2009, as well as our reports on Forms 10-Q and 8-K and other publicly available information. All amounts herein are unaudited.

Overview

We are a retailer of consumer electronics, home office products, entertainment software, appliances and related services. We operate two reportable segments: Domestic and International. The Domestic segment is comprised of all operations within the U.S. and its territories. The International segment is comprised of all operations outside the U.S. and its territories.

Our business, like that of many U.S. retailers, is seasonal. Historically, we have realized more of our revenue and earnings in the fiscal fourth quarter, which includes the majority of the holiday shopping season in the U.S., Europe and Canada, than in any other fiscal quarter.

Throughout this MD&A, we refer to comparable store sales.  Comparable store sales is a measure commonly used in the retail industry, which indicates the performance of our existing stores by measuring the growth in sales for such stores for a particular period over the corresponding period in the prior year.  Our comparable store sales is comprised of revenue from stores operating for at least 14 full months as well as revenue related to call centers, Web sites and our other comparable sales channels.  Revenue we earn from sales of merchandise to wholesalers or dealers is not included within our comparable store sales calculation. Relocated, remodeled and expanded stores are excluded from the comparable store sales calculation until at least 14 full months after reopening. Acquired stores are included in the comparable store sales calculation beginning with the first full quarter following the first anniversary of the date of the acquisition. The portion of our calculation of the comparable store sales percentage change attributable to our International segment excludes the effect of fluctuations in foreign currency exchange rates. The method of calculating comparable store sales varies across the retail industry. As a result, our method of calculating comparable store sales may not be the same as other retailers’ methods.

Highlights

•                  Net earnings attributable to Best Buy Co., Inc. increased to $227 million, or $0.53 per diluted share, in the third quarter of fiscal 2010, compared with $52 million, or $0.13 per diluted share, in the same period one year ago. The increase in net earnings was the result of increases in both the Domestic and International segments’ operating income, driven primarily by the $111 million CPW common stock impairment charge incurred in the prior year’s fiscal third quarter, as well as increased gross profit as revenue increased 5% and lower overall selling, general and administrative expenses (“SG&A”).

•                  Operating income increased 37% to $376 million, or as a percentage of revenue, 3.1%, in the third quarter of fiscal 2010, compared with $274 million, or 2.4% of revenue, in the same period one year ago.  The Domestic segment contributed $353 million, or 4.0% of revenue, with the International segment contributing $23 million, or 0.7% of revenue. Operating income as a percentage of revenue increased by 0.7% of revenue driven by the improvement in our SG&A rate, partially offset by our gross profit rate decline.

•                  Revenue in the third quarter of fiscal 2010 increased 5% to $12.0 billion, compared with $11.5 billion in the same period one year ago, driven primarily by net new store openings and a comparable store sales gain of 1.7%. The revenue increase was partially offset by the unfavorable effect of fluctuations in foreign currency exchange rates.

•                  Our gross profit rate in the third quarter of fiscal 2010 decreased to 24.5% of revenue, compared with 24.9% of revenue in the same period one year ago. The decrease was due primarily to mix impacts within both segments, as well as promotional activity in certain categories.

•                  Our SG&A rate in the third quarter of fiscal 2010 decreased to 21.3% of revenue, compared with 22.5% of revenue in the same period one year ago. The decrease was due primarily to reductions in operating costs due to restructuring at Best Buy Europe, reductions in information technology (“IT”) project spend and leverage on the comparable store sales gain in the Domestic segment, partially offset by increased Domestic segment incentive pay.

Results of Operations

Consolidated Performance Summary

The following table presents selected consolidated financial data ($ in millions, except per share amounts):

	Three Months Ended[1]		Nine Months Ended[1]
	November 28, 2009	November 29, 2008	November 28, 2009	November 29, 2008
Revenue	$12,024	$11,500	$33,141	$30,291
Revenue % gain	5%	16%	9%	14%
Comparable store sales % gain (decline)	1.7%	(5.3)%	(2.5)%	0.6%
Gross profit as % of revenue [2]	24.5%	24.9%	24.7%	24.3%
SG&A as % of revenue [2]	21.3%	22.5%	21.7%	21.4%
Operating income [3]	$376	$274	$952	$890
Operating income as % of revenue	3.1%	2.4%	2.9%	2.9%
Net earnings attributable to Best Buy Co., Inc	$227	$52	$538	$433
Diluted earnings per share	$0.53	$0.13	$1.27	$1.04

[1]

On June 28, 2008, we acquired a controlling 50% interest in Best Buy Europe, whose operating results are reported on a two-month lag and included within our International segment. Accordingly, our results of operations did not reflect Best Buy Europe results until the third quarter of fiscal 2009.

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

[3]

Included within our operating income for the first nine months of fiscal 2010 is $52 million of restructuring charges related to measures we took to restructure our businesses in the first quarter of fiscal 2010. These charges resulted in a decrease in our operating income of 0.1% of revenue for the first nine months of fiscal 2010. No restructuring charges were recorded in the third quarter of fiscal 2010 or the first nine months of fiscal 2009.

Revenue in the third quarter of fiscal 2010 increased 5% to $12.0 billion, compared with $11.5 billion in the same period one year ago. In the first nine months of fiscal 2010, revenue increased 9% to $33.1 billion, compared with $30.3 billion in the same period one year ago. The net addition of 127 new stores in the past 12 months and a comparable store sales gain of 1.7% accounted for the majority of the revenue increase in the third quarter of fiscal 2010. The revenue increase was partially offset by the unfavorable effect of fluctuations in foreign currency exchange rates. In the first nine months of fiscal 2010, the revenue increase resulted primarily from the acquisition of Best Buy Europe in the second quarter of fiscal 2009, which contributed no revenue in the first six months of fiscal 2009 and $2.6 billion of revenue in the first six months of fiscal 2010 and the net addition of new stores in the past 12 months. Partially offsetting the increase was a comparable store sales decline in the first nine months of fiscal 2010 of 2.5% and the unfavorable effect of fluctuations in foreign currency exchange rates.

The components of the net revenue increase for the three and nine months ended November 28, 2009 were as follows:

	Three months ended November 28, 2009	Nine months ended November 28, 2009
Acquisition of Best Buy Europe	—%	9%
Net new stores	4%	4%
Impact of comparable store sales gain (decline)	2%	(3)%
Unfavorable impact of foreign currency	(1)%	(1)%
Total revenue increase	5%	9%

Our gross profit rate in the third quarter of fiscal 2010 decreased by 0.4% of revenue to 24.5% of revenue, whereas our gross profit rate in the first nine months of fiscal 2010 increased by 0.4% of revenue to 24.7% of revenue. The gross profit rate decrease in the third quarter of fiscal 2010 was due to decreases in both our Domestic and International segments’ gross profit rates. The gross profit rate increase in the first nine months of fiscal 2010 was the result of an increase in our International segment’s gross profit rate, partially offset by a modest decrease in our Domestic segment’s gross profit rate. The acquisition of Best Buy Europe, which predominantly features sales of higher-margin mobile phones, increased our gross profit rate by 0.5% of revenue for the first nine months of fiscal 2010. For further discussion of each segment’s gross profit rate changes, see the Segment Performance Summary for Domestic and International below.

Our SG&A rate in the third quarter of fiscal 2010 decreased by 1.2% of revenue to 21.3% of revenue.  In the first nine months of fiscal 2010, however, our SG&A rate increased by 0.3% of revenue to 21.7% of revenue. The SG&A rate decrease in the third quarter of fiscal 2010 was due to decreases in both our Domestic and International segments’ SG&A rates compared with the prior year period. For the first nine months of fiscal 2010, the overall SG&A rate increase was the result of an increase in our International segment’s SG&A rate, partially offset by a decrease in our Domestic segment’s SG&A rate. The acquisition of Best Buy Europe increased our SG&A rate by 0.7% of revenue for the first nine months of fiscal 2010. For further discussion of each segment’s SG&A rate changes, see the Segment Performance Summary for Domestic and International below.

Other Income (Expense)

Our investment income (expense) and other in the third quarter of fiscal 2010 increased to $11 million, compared with $(3) million in the same period one year ago. Our investment income and other in the first nine months of fiscal 2010 increased to $38 million, compared with $27 million in the same period one year ago.

Additionally, interest expense in the fiscal third quarter decreased to $23 million, compared with $35 million in the same period one year ago. The decrease was primarily due to lower average short-term borrowings in the third quarter of fiscal 2010 compared to the same period one year ago.  Our interest expense in the first nine months of fiscal 2010 decreased to $68 million, compared with $69 million in the same period one year ago. Despite experiencing increases in interest expense in the first and second quarters of fiscal 2010, due to increased borrowings to acquire Best Buy Europe and for normal working capital needs, the decrease in the fiscal third quarter interest expense resulted in a relatively flat interest expense for the first nine months of fiscal 2010 compared to the same period in the prior year.

Investment Impairment

During the second quarter of fiscal 2008, we purchased in the open market 26.1 million shares of CPW common stock for $183 million, representing nearly 3% of CPW’s then outstanding shares.  In accordance with our policy for evaluating investments for other-than-temporary impairment, we determined, based on specific facts and circumstances, that our investment in CPW had incurred an other-than-temporary impairment at November 29, 2008.  Accordingly, we recorded a $111 million other-than-temporary impairment charge on the investment in the third quarter of fiscal 2009.  In fiscal 2010, we have not incurred any investment impairment charges.

Income Tax Expense

Our effective income tax rates in the third quarter and the first nine months of fiscal 2010 were 25.6% and 36.7%, respectively, down from 54.6% and 40.2%, respectively, in the corresponding periods of fiscal 2009.  The decrease in our effective income tax rate in the third quarter of fiscal 2010 was due primarily to the net impact of certain foreign tax matters, including the settlement discussed above, and the prior year period tax impact of the $111 other-than-temporary impairment charge related to our investment in CPW common stock. The decrease in our effective income tax rate in the first nine months of fiscal 2010 was due primarily to the aforementioned items that impacted our fiscal third quarter rate, partially offset by unbenefitted losses in certain foreign jurisdictions.

Segment Performance Summary

Domestic

The following table presents selected financial data for the Domestic segment ($ in millions):

	Three Months Ended		Nine Months Ended
	November 28, 2009	November 29, 2008	November 28, 2009	November 29, 2008
Revenue	$8,931	$8,196	$24,730	$23,782
Revenue % gain	9%	0%	4%	7%
Comparable store sales % gain (decline)	4.6%	(6.3)%	(1.0)%	0.5%
Gross profit as % of revenue	24.1%	24.4%	24.5%	24.6%
SG&A as % of revenue	20.2%	20.9%	20.5%	20.9%
Operating income [1]	$353	$283	$971	$875
Operating income as % of revenue	4.0%	3.5%	3.9%	3.7%

[1]

Included within our Domestic segment’s operating income for the first nine months of fiscal 2010 is $25 million of restructuring charges related to measures we took to restructure our businesses in the fiscal first quarter. These charges resulted in a decrease in our Domestic segment’s operating income of 0.1% for the first nine months of fiscal 2010. No restructuring charges were recorded in the third quarter of fiscal 2010 or the first nine months of fiscal 2009.

The following table presents the Domestic segment’s stores open at the end of the third quarters of fiscal 2010 and fiscal 2009:

	Total Stores at End of Third Quarter
	Fiscal 2010		Fiscal 2009
Best Buy	1,068		1,010
Best Buy Mobile	69		39
Pacific Sales	35		29
Magnolia Audio Video	7		13
Geek Squad	6		7
Total Domestic segment stores	1,185	[1]	1,098	[2]

[1]

During the third quarter of fiscal 2010, we opened 45 new stores in our Domestic segment, consisting of 24 Best Buy stores and 21 Best Buy Mobile stores. There were no store closures in our Domestic segment during the third quarter of fiscal 2010.

[2]

During the third quarter of fiscal 2009, we opened 62 new stores in our Domestic segment, consisting of 37 Best Buy stores, 18 Best Buy Mobile stores and seven Pacific Sales stores. There were no store closures in our Domestic segment during the third quarter of fiscal 2009.

Our Domestic segment’s operating income in the third quarter of fiscal 2010 was $353 million, or 4.0% of revenue, compared with $283 million, or 3.5% of revenue, in the same period one year ago. The increase in our Domestic segment’s operating income was due to higher gross profit dollars from net new store openings and comparable store sales growth, while SG&A grew only 5% despite revenue growth of 9%. The increase in our Domestic segment’s operating income rate for the third quarter of fiscal 2010 reflected an improvement in the SG&A rate, which was partially offset by a decline in the gross profit rate.

In the first nine months of fiscal 2010, our Domestic segment’s operating income was $971 million, or 3.9% of revenue, compared with $875 million, or 3.7% of revenue, in the same period one year ago. The increase in our Domestic segment’s operating income rate in the first nine months of fiscal 2010 reflected an improvement in the SG&A rate, which was partially offset by $25 million of restructuring charges recorded in the first quarter of fiscal 2010 and a slight decline in the gross profit rate.

Our Domestic segment’s revenue in the third quarter of fiscal 2010 increased 9% to $8.9 billion, compared with $8.2 billion in the same period one year ago.  The revenue increase in the third quarter of fiscal 2010 resulted primarily from the comparable store sales gain of 4.6% and the net addition of 87 new stores in the past 12 months. In the first nine months of fiscal 2010, our Domestic segment’s revenue increased 4% to $24.7 billion, compared with $23.8 billion in the same period one year ago. The revenue increase in the first nine months of fiscal 2010 was due primarily to the net addition of new stores, partially offset by the comparable store sales decline of 1.0%.

The components of our Domestic segment’s net revenue increase for the three and nine months ended November 28, 2009 were as follows:

	Three months ended November 28, 2009	Nine months ended November 28, 2009
Impact of comparable store sales gain (decline)	5%	(1)%
Net new stores	4%	5%
Total revenue increase	9%	4%

The following table presents revenue mix percentages and comparable store sales percentage changes for the Domestic segment by revenue category in the third quarters of fiscal 2010 and fiscal 2009:

	Revenue Mix Summary		Comparable Store Sales Summary
	Three Months Ended		Three Months Ended
	November 28, 2009	November 29, 2008	November 28, 2009	November 29, 2008
Consumer electronics	39%	39%	8.0%	(13.7)%
Home office	33%	32%	10.0%	11.1%
Entertainment software	16%	19%	(10.9)%	(12.4)%
Appliances	5%	4%	10.0%	(21.0)%
Services	6%	6%	0.4%	1.3%
Other	1%	<1%	n/a	n/a
Total	100%	100%	4.6%	(6.3)%

Our Domestic segment’s comparable store sales gain in the third quarter of fiscal 2010 was driven by increases in both average ticket and customer traffic and improved sequentially each month of the fiscal quarter. The categories having the largest effect on our Domestic segment’s comparable store sales gain in the fiscal third quarter were flat-panel televisions, notebook computers and mobile phones.  Stronger sales in these product categories were partially offset by comparable store sales declines in our entertainment software revenue category.  Revenue from our Domestic segment’s online operations increased 21.1% in the third quarter of fiscal 2010 and is reflected in the comparable store sales increase for the segment.

In the third quarter of fiscal 2010, our Domestic segment’s consumer electronics revenue category posted an 8.0% comparable store sales gain, driven primarily by increases in the sales of flat-panel televisions and digital cameras as unit sales increases more than offset average selling price decreases, partially offset by declines in MP3 players and navigation products. The home office revenue category posted a 10.0% comparable store sales gain driven primarily by a continuation of increases in the sales of notebook computers and mobile phones. The entertainment software revenue category recorded a 10.9% comparable store sales decline due primarily to a decline in sales of video gaming, partially caused by industry-wide softness, as well as a continued decline in sales of DVDs and CDs. The appliances revenue category recorded a 10.0% gain in comparable store sales due primarily to increased unit sales driven by promotions. The services revenue category recorded a modest 0.4% comparable store sales gain due primarily to slight increases in our product repair business and sales of our computer and television service protection plans.

Our Domestic segment’s gross profit rate in the third quarter of fiscal 2010 decreased by 0.3% of revenue to 24.1% of revenue. In the first nine months of fiscal 2010, our Domestic segment’s gross profit rate decreased by 0.1% of revenue to 24.5% of revenue. The decrease in the third quarter of fiscal 2010 was due primarily to a shift in the segment’s revenue mix to sales of lower-margin notebook computers and increased promotional pricing on appliances and televisions, partially offset by improved rate performance in computing, decreased sales of lower-margin video gaming and increased sales of higher-margin mobile phones. Gross profit rate improvements in digital cameras and camcorders, televisions and services in the first quarter of fiscal 2010 partially offset the unfavorable mix and rate impacts previously discussed, resulting in the modest 0.1% of revenue gross profit rate decrease for the first nine months of fiscal 2010.

Our Domestic segment’s SG&A rate in the third quarter of fiscal 2010 decreased by 0.7% of revenue to 20.2% of revenue.  In the first nine months of fiscal 2010, our Domestic segment’s SG&A rate was 20.5% of revenue, compared with 20.9% of revenue in the same period one year ago. The decrease in the third quarter of fiscal 2010 was attributable to reductions in IT project spend, advertising and store reset costs, as well as the leveraging impact of higher comparable store sales on payroll, benefits and overhead.  These reductions were partially offset by higher incentive pay expense due to better-than-expected performance in the current fiscal year and no incentive pay expense in the same period one year ago.  In addition to the aforementioned reductions in IT project spend, advertising and store reset costs, lower travel expense and legal costs, partially offset by the deleveraging impact of lower comparable store sales on payroll, benefits and overhead, led to the decrease in our Domestic segment’s SG&A rate for the first nine months of fiscal 2010.

Our Domestic segment incurred no restructuring charges in the third quarter of fiscal 2010, consistent with the same period one year ago.  Our Domestic segment’s restructuring charges in the first nine months of fiscal 2010 were $25 million, compared to no restructuring charges in the same period one year ago.  The charges were primarily the result of changes to our Domestic segment’s Best Buy store operating model, which resulted in the elimination of certain positions for which we incurred employee termination costs.

International

The following table presents selected financial data for the International segment ($ in millions):

	Three Months Ended [1]		Nine Months Ended [1]
	November 28, 2009	November 29, 2008	November 28, 2009	November 29, 2008
Revenue	$3,093	$3,304	$8,411	$6,509
Revenue % (decline) gain	(6)%	92%	29%	46%
Comparable store sales % (decline) gain	(6.7)%	0.3%	(8.8)%	1.2%
Gross profit as % of revenue	25.4%	26.1%	25.3%	23.5%
SG&A as % of revenue	24.7%	26.4%	25.2%	23.3%
Operating (loss) income [2]	$23	$(9)	$(19)	$15
Operating (loss) income as % of revenue	0.7%	(0.3)%	(0.2)%	0.2%

[1]

On June 28, 2008, we acquired a 50% interest in Best Buy Europe, whose operating results are reported on a two-month lag. Accordingly, our results of operations did not reflect Best Buy Europe results until the third quarter of fiscal 2009.

[2]

Included within our International segment’s operating loss for the first nine months of fiscal 2010 is $27 million of restructuring charges related to measures we took to restructure our businesses in the fiscal first quarter. These charges resulted in a decrease in our International segment’s operating income of 0.3% of revenue for the first nine months of fiscal 2010. No restructuring charges were recorded in the third quarter of fiscal 2010 or the first nine months of fiscal 2009.

The following table presents the International segment’s stores open at the end of the third quarters of fiscal 2010 and fiscal 2009:

	Total Stores at End of Third Quarter
	Fiscal 2010		Fiscal 2009
Best Buy Europe [1]	2,448		2,430
Canada
Future Shop	143		138
Best Buy	64		57
Best Buy Mobile	4		3
China
Five Star	164		161
Best Buy	6		2
Mexico
Best Buy	2		—
Total International segment stores	2,831	[2]	2,791	[3]

[1]	Consists of The Carphone Warehouse stores in the U.K. and Ireland and The Phone House stores throughout continental Europe.

[2]

During the third quarter of fiscal 2010, we opened 36 new stores in our International segment, consisting of 29 Best Buy Europe stores, four Best Buy stores in Canada, one Future Shop store, one Best Buy Mobile store in Canada and one Best Buy store in Mexico. Offsetting these store openings were 32 store closures in the third quarter of fiscal 2010, consisting of 31 Best Buy Europe stores and one Five Star store.

[3]

During the third quarter of fiscal 2009, we acquired 2,415 Best Buy Europe stores in our International segment, as well as opened 61 new stores, consisting of 45 Best Buy Europe stores, six Future Shop stores, five Best Buy stores in Canada, three Best Buy Mobile stores in Canada, one Five Star store and one Best Buy store in China.  Offsetting these store openings were 32 store closures in our International segment during the third quarter of fiscal 2009, consisting of 30 Best Buy Europe stores, one Future Shop store and one Five Star store.

Our International segment’s operating income in the third quarter of fiscal 2010 was $23 million, or 0.7% of revenue, compared with an operating loss of $(9) million, or (0.3)% of revenue, in the same period one year ago. The International segment’s increase in operating income for the fiscal third quarter resulted primarily from an increase in Europe and Canada’s operating income, partially offset by a slightly higher operating loss in China and increased new store investment in Mexico and Turkey.  In the first nine months of fiscal 2010, our International segment’s operating loss was $(19) million, or (0.2)% of revenue, compared with operating income of $15 million, or 0.2% of revenue, in the same period one year ago. The International segment’s decrease in operating income for the first nine months of fiscal 2010 resulted primarily from lower operating income in Canada, new store investment in Mexico and Turkey and $27 million of restructuring charges incurred in the first quarter of fiscal 2010, partially offset by operating income in Europe and a lower operating loss in China.

Our International segment’s revenue in the third quarter of fiscal 2010 decreased 6% to $3.1 billion, compared with $3.3 billion for the same period one year ago. In the first nine months of fiscal 2010, our International segment’s revenue increased 29% to $8.4 billion, compared with $6.5 billion in the same period one year ago. A comparable store sales decline of 6.7% in the third quarter of fiscal 2010 as well as unfavorable fluctuations in foreign currency exchange rates accounted for the majority of the third quarter revenue decrease, partially offset by the net addition of 40 new stores in the past 12 months. The increase in revenue for the first nine months of fiscal 2010 was due to the inclusion of Best Buy Europe, which contributed no revenue in the first six months of fiscal 2009 and $2.6 billion of revenue in the first six months of fiscal 2010, and the net addition of new stores in the past 12 months, partially offset by the comparable store sales decline of 8.8% and the unfavorable effect of fluctuations in foreign currency exchange rates.

The components of our International segment’s net revenue decrease for the three months ended November 28, 2009, and the net revenue increase for the nine months ended November 28, 2009, were as follows:

	Three months ended November 28, 2009	Nine months ended November 28, 2009
Acquisition of Best Buy Europe	—	39%
Net new stores	3%	4%
Impact of comparable store sales decline	(6)%	(8)%
Unfavorable impact of foreign currency	(2)%	(5)%
Non-comparable sales channels [1]	(1)%	(1)%
Total revenue (decrease) increase	(6)%	29%

[1]

Non-comparable sales channels primarily reflects the impact from revenue we earn from sales of merchandise to wholesalers and dealers as well as non-comparable sales channels not included within our comparable store sales calculation.

The following table presents revenue mix percentages and comparable store sales percentage changes for the International segment by revenue category in the third quarters of fiscal 2010 and fiscal 2009:

	Revenue Mix Summary		Comparable Store Sales Summary [1]
	Three Months Ended		Three Months Ended
	November 28, 2009	November 29, 2008	November 28, 2009	November 29, 2008
Consumer electronics	18%	18%	(18.3)%	(0.3)%
Home office	55%	54%	(3.3)%	(1.4)%
Entertainment software	7%	6%	(13.6)%	(2.7)%
Appliances	8%	8%	(6.8)%	7.4%
Services	12%	14%	5.3%	3.0%
Other	<1%	<1%	n/a	n/a
Total	100%	100%	(6.7)%	0.3%

[1]

Comparable store sales for the three months ended November 28, 2009 includes Best Buy Europe. However, comparable store sales for the three months ended November 29, 2008 does not include Best Buy Europe as the third quarter of fiscal 2010 was the first period in which Best Buy Europe had comparable sales.

Our International segment’s comparable store sales decline in the third quarter of fiscal 2010 was driven by declines in Canada, Europe and China. The product categories having the largest effect on our International segment’s comparable store sales decline in the fiscal third quarter were mobile phones, flat-panel televisions and video gaming. Weaker sales in these product categories were partially offset by comparable store sales gains in notebook computers and services.

In the third quarter of fiscal 2010, our International segment’s consumer electronics revenue category posted an 18.3% comparable store sales decline resulting primarily from reductions in the comparable sales of nearly all product categories within consumer electronics, particularly flat-panel televisions and digital cameras and camcorders. The home office revenue category posted a 3.3% comparable store sales decline due primarily to mobile phones and desktop computers and monitors, partially offset by gains in notebook computers. The decline in mobile phones was primarily due to Europe, which experienced a mix shift to pre-pay mobile phone connections that carry a lower average selling price, combined with increased promotional pricing that more than offset the overall increase in connections. The entertainment software revenue category recorded a 13.6% comparable store sales decline due to a decrease in the comparable sales of nearly all categories within this revenue category, particularly video gaming. The appliances revenue category recorded a 6.8% comparable store sales decline resulting primarily from decreases in the sales of appliances in our China operations, where appliances represent a larger percentage of the sales, partially offset by a gain in appliances in Canada. The services revenue category posted a 5.3% comparable store sales gain due primarily to an increase in revenue from our repair business.

Our International segment’s gross profit rate in the third quarter of fiscal 2010 decreased by 0.7% of revenue to 25.4% of revenue. In the first nine months of fiscal 2010, our International segment’s gross profit rate increased by 1.8% of revenue to 25.3% of revenue. The gross profit rate decrease in third quarter of fiscal 2010 was driven by decreases in the Europe and China gross profit rates, partially offset by a gross profit rate increase in Canada. The overall decrease was due primarily to Europe, whose revenue mix shifted to sales to wholesalers and dealers and pre-pay mobile phone connections, which carry lower margins. Despite the gross profit rate decline in the third quarter of fiscal 2010, the gross profit rate in the first nine months of fiscal 2010 increased due to the acquisition impact of Europe of 2.3%, partially offset by the aforementioned decline in Europe’s gross profit rate in the fiscal third quarter of 2010. The Canada and China gross profit rates for the first nine months of fiscal 2010 were essentially flat.

Our International segment’s SG&A rate in the third quarter of fiscal 2010 decreased by 1.7% of revenue to 24.7% of revenue. In the first nine months of fiscal 2010, our International segment’s SG&A rate increased by 1.9% of revenue to 25.2% of revenue. The SG&A rate decrease in the third quarter of fiscal 2010 was due primarily to lower operating costs in Europe in conjunction with the restructuring that took place in the first fiscal quarter, specifically with payroll, benefits and overhead costs. Partially offsetting these reductions were increased expenses associated with new store start-up in Mexico and Turkey. The SG&A rate in the first nine months of fiscal 2010 increased due to the acquisition impact of Europe of 2.2%, as well as the deleveraging impact of the comparable store sales decline, partially offset by the aforementioned decline in Europe’s SG&A rate in the third quarter of fiscal 2010 and a decline in China’s SG&A rate due to savings in payroll and advertising.

Our International segment incurred no restructuring charges in the third quarter of fiscal 2010, consistent with the same period one year ago.  Our International segment’s restructuring charges in the first quarter of fiscal 2010 were $27 million, compared to no restructuring charges in the same period one year ago.  The charges incurred were primarily related to employee termination benefits and business reorganization costs in Europe.

Liquidity and Capital Resources

Summary

The following table summarizes our cash and cash equivalents and short-term investments balances at November 28, 2009; February 28, 2009; and November 29, 2008 ($ in millions):

	November 28, 2009	February 28, 2009	November 29, 2008
Cash and cash equivalents	$564	$498	$569
Short-term investments	93	11	25
Total cash and cash equivalents and short-term investments	$657	$509	$594

The increase in the balance of our cash and cash equivalents and short-term investments compared with the end of the third quarter of fiscal 2009 was due primarily to our re-classification of certain auction-rate securities to short-term investments in the second quarter of fiscal 2010, while our cash and cash equivalents remained relatively flat.

Our current ratio, calculated as current assets divided by current liabilities, was 1.0 at the end of the third quarter of fiscal 2010, compared with 1.0 at the end of fiscal 2009 and 0.9 at the end of the third quarter of fiscal 2009.

Our debt-to-capitalization ratio, which represents the ratio of total debt, including the current portion of long-term debt, to total capitalization (total debt plus total shareholders’ equity), was 25% at the end of the third quarter of fiscal 2010, compared with 30% at the end of fiscal 2009, and 42% at the end of the third quarter of fiscal 2009. We view our debt-to-capitalization ratio as an important indicator of our creditworthiness. The decrease from the end of the third quarter of fiscal 2009 was due primarily to cash generated from operations allowing us to reduce our short-term borrowings. Higher shareholders’ equity balances at the end of the third quarter in fiscal 2010, caused primarily by increased retained earnings, further contributed to the decrease in the debt-to-capitalization ratio.

Our adjusted debt-to-capitalization ratio, which includes capitalized operating lease obligations in its calculation, was 66% at the end of the third quarter of fiscal 2010, compared with 68% at the end of fiscal 2009 and 71% at the end of the third quarter of fiscal 2009.

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

	November 28, 2009	February 28, 2009	November 29, 2008
Debt (including current portion)	$1,881	$1,963	$3,326
Capitalized operating lease obligations (8 times rental expense) [1]	8,978	8,114	7,890
Adjusted debt (including capitalized operating lease obligations)	$10,859	$10,077	$11,216

Debt (including current portion)	$1,881	$1,963	$3,326
Capitalized operating lease obligations (8 times rental expense) [1]	8,978	8,114	7,890
Total Best Buy Co., Inc. shareholders’ equity	5,529	4,643	4,560
Adjusted capitalization	$16,388	$14,720	$15,776

Debt-to-capitalization ratio	25%	30%	42%
Adjusted debt-to-capitalization ratio (including capitalized operating lease obligations)	66%	68%	71%

[1]

The multiple of eight times annual rental expense used to calculate our capitalized operating lease obligations total is the multiple used for the retail sector by one of the nationally recognized credit rating agencies that rate our creditworthiness.

Our liquidity is affected by restricted cash balances that are pledged as collateral or restricted to use for vendor payables, general liability insurance, workers’ compensation insurance and customer warranty and insurance programs. Restricted cash and cash equivalents, which is included in other current assets, totaled $480 million, $487 million and $438 million at November 28, 2009; February 28, 2009; and November 29, 2008, respectively. The increase in restricted cash from the end of the third quarter of fiscal 2009 was due primarily to increased cash requirements to fund claims associated with our insurance business in Europe.

Cash Flows

The following table summarizes our cash flows for the first nine months of the current and prior fiscal years ($ in millions):

	Nine Months Ended
	November 28, 2009	November 29, 2008
Total cash provided by (used in):
Operating activities	$679	$(80)
Investing activities	(405)	(2,969)
Financing activities	(208)	2,141
Effect of exchange rate changes on cash	—	39
Increase (decrease) in cash and cash equivalents	$66	$(869)

Cash provided by operating activities in the first nine months of fiscal 2010 was $679 million, compared with cash used in operating activities of $80 million in the first nine months of fiscal 2009. The increase in cash provided was due primarily to increases in cash provided by accounts payable, net earnings (excluding depreciation and amortization), other liabilities including restructuring charges, and accounts receivables, partially offset by an increase in cash used for merchandise inventories. The increase in cash provided by accounts payable was due primarily to higher average accounts payable balances in the current year period caused by larger inventory purchases, as well as the extension of payment terms with certain vendors. The increase in cash provided by other liabilities was due primarily to an increase in deferred revenues associated with sales of products for which delivery had not occurred as well as the timing and magnitude of transaction taxes payable. The increase in cash provided by accounts receivables was due primarily to the timing of the receipt of customer and network operating receivables in our Europe business. The increase in cash used for merchandise inventories was due primarily to higher inventory levels in the current fiscal year caused by the addition of new stores and the anticipation of fiscal fourth quarter sales growth, compared to lower inventory levels in the prior fiscal year due to economic uncertainty.

Cash used in investing activities in the first nine months of fiscal 2010 was $405 million, compared with $3.0 billion in the first nine months of fiscal 2009. The decrease in cash used in investing activities was due primarily to the $2.2 billion of net cash associated with the acquisition of businesses in the first nine months of fiscal 2009, including Best Buy Europe. Also contributing to the decrease was an expected decrease in capital expenditures to $469 million in the first nine months of fiscal 2010, compared with $927 million in the prior year period.

Cash used in financing activities in the first nine months of fiscal 2010 was $208 million, compared with cash provided by financing activities of $2.1 billion for the first nine months of fiscal 2009. The decrease in cash provided by financing activities was primarily the result of a $2.3 billion decrease in borrowings, net of repayments, in the first nine months of fiscal 2010 compared to the same period one year ago. Larger borrowings in the prior year were associated with the acquisition of Best Buy Europe and normal working capital needs.

Share Repurchases and Dividends

For the three months ended November 28, 2009 and November 29, 2008, we made no share repurchases under our June 2007 share repurchase program or otherwise.

During the third quarter of fiscal 2010, we paid our regular quarterly cash dividend of $0.14 per common share, or $58 million in the aggregate.  During the same period one year ago, we paid a regular quarterly cash dividend of $0.14 per common share, or $58 million in the aggregate.  As announced on December 16, 2009, our Board of Directors authorized payment of our next regular quarterly cash dividend of $0.14 per common share, payable on January 26, 2010, to shareholders of record as of the close of business on January 5, 2010.

Sources of Liquidity

Funds generated by operating activities, available cash and cash equivalents, and our credit facilities continue to be our most significant sources of liquidity. We believe our sources of liquidity will be sufficient to sustain operations, including announced restructuring plans, and to finance anticipated expansion plans and strategic initiatives for the remainder of fiscal 2010. However, in the event our liquidity is insufficient, we may be required to limit our future expansion plans or we may not be able to pursue promising business opportunities. There can be no assurance that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under our existing credit facilities or obtain additional financing, if necessary, on favorable terms.

We have a $2.32 billion five-year unsecured revolving credit facility, as amended (the “Credit Facility”), with a syndicate of banks, of which $350 million was outstanding at November 28, 2009. The Credit Facility expires in September 2012.  We were in compliance with our financial covenants under the Credit Facility at November 28, 2009. At January 5, 2010, we had no borrowings outstanding under the Credit Facility.

We have $946 million available under secured and unsecured revolving demand and credit facilities related to our International segment operations, of which $391 million was outstanding at November 28, 2009.

At November 28, 2009, we had $284 million of auction-rate securities (“ARS”) recorded at fair value within short-term investments and equity and other investments in our consolidated balance sheet. The majority of our ARS portfolio is AAA/Aaa-rated and collateralized by student loans, which are guaranteed 95% to 100% by the U.S. government. Due to the auction failures that began in mid-February 2008, we have been unable to liquidate many of our ARS. The investment principal associated with our ARS subject to failed auctions will not be accessible until successful auctions occur, a buyer is found outside of the auction process, the issuers establish a different form of financing to replace these securities, or final payments are due according to the contractual maturities of the debt issues, which range from seven to 38 years. We intend to hold our ARS until we can recover the full principal amount through one of the means described above, and have the ability to do so based on our other sources of liquidity.

Our credit ratings and outlooks at January 5, 2010, are summarized below and are consistent with the ratings and outlooks reported in our Annual Report on Form 10-K for the fiscal year ended February 28, 2009.

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

Debt and Capital

At November 28, 2009, we had short-term debt outstanding under our various credit facilities of $741 million, a decrease from $783 million at February 28, 2009, and $2.2 billion at November 29, 2008, primarily attributable to repayments and lower borrowings caused by the generation of operating cash flows. Other than as discussed in Note 7, Debt, of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, there were no significant changes in the terms of our debt at November 28, 2009, compared to February 28, 2009. See Note 6, Debt, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended February 28, 2009, for additional information regarding our debt.

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

New Accounting Standards

Accounting Standards Codification  —  In June 2009, the Financial Accounting Standards Board (“FASB”) issued a standard that established the FASB Accounting Standards Codification (the “ASC”), which effectively amended the hierarchy of U.S. generally accepted accounting principles (“GAAP”) and established only two levels of GAAP, authoritative and nonauthoritative. All previously existing accounting standard documents were superseded, and the ASC became the single source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (“SEC”), which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the ASC became nonauthoritative. The ASC was intended to provide access to the authoritative guidance related to a particular topic in one place. New guidance issued subsequent to June 30, 2009 will be communicated by the FASB through Accounting Standards Updates. The ASC was effective for financial statements for interim or annual reporting periods ending after September 15, 2009.  We adopted and applied the provisions of the ASC for our third fiscal quarter ended November 28, 2009, and have eliminated references to pre-ASC accounting standards throughout our consolidated financial statements. Our adoption of the ASC did not have a material impact on our consolidated financial statements.

Consolidation of Variable Interest Entities  —  In June 2009, the FASB issued new guidance on the consolidation of variable interest entities (“VIE”) in response to concerns about the application of certain key provisions of pre-existing guidance, including those regarding the transparency of the involvement with a VIE. Specifically, this new guidance requires a qualitative approach to identifying a controlling financial interest in a VIE and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. In addition, this new guidance requires additional disclosures about the involvement with a VIE and any significant changes in risk exposure due to that involvement. This new guidance is effective for fiscal years beginning after November 15, 2009. We plan to adopt the new guidance in fiscal 2011 and are evaluating the impact it will have on our consolidated financial statements.

Transfers of Financial Assets  —  In June 2009, the FASB issued new guidance on accounting for transfers of financial assets which eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. This new guidance is effective for fiscal years beginning after November 15, 2009. We plan to adopt the new guidance in fiscal 2011 and are evaluating the impact it will have on our consolidated financial statements.

Subsequent Events  —  In May 2009, the FASB issued new guidance on the treatment of subsequent events which is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This new guidance was effective for fiscal years and interim periods ended after June 15, 2009, and must be applied prospectively. We adopted and applied the provisions of the new guidance for our second fiscal quarter ended August 29, 2009, and have included the required disclosures in the Basis of Presentation section above. Our adoption of the new guidance did not have an impact on our consolidated financial position or results of operations.

Fair Value and Other-Than-Temporary Impairments  —  In April 2009, the FASB issued new guidance intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities. New guidance related to determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly provides additional guidelines for estimating fair value in accordance with pre-existing guidance on fair value measurements. New guidance on recognition and presentation of other-than-temporary impairments provides additional guidance related to the disclosure of impairment losses on securities and the accounting for impairment losses on debt securities, but does not amend existing guidance related to other-than-temporary impairments of equity securities. Lastly, new guidance on interim disclosures about the fair value of financial instruments increases the frequency of fair value disclosures. The new guidance was effective for fiscal years and interim periods ended after June 15, 2009.  As such, we adopted the new guidance in the second quarter of fiscal 2010, and have included the additional required interim disclosures about the fair value of financial instruments and valuation techniques within Note 3, Investments, and Note 4, Fair Value Measurements. Our adoption of the new guidance did not have a material impact on our consolidated financial position or results of operations.

Derivatives and Hedging Disclosures  —  In March 2008, the FASB issued new guidance on disclosures about derivative instruments and hedging activities. This new guidance is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand the effect these instruments and activities have on an entity’s financial position, financial performance and cash flows. Entities are required to provide enhanced disclosures about: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under existing GAAP; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This new guidance was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Our adoption of the guidance in the fourth quarter of fiscal 2009 had no impact on our consolidated financial statements. However, in the first quarter of fiscal 2010, we entered into significant derivative hedging contracts and, accordingly, we have included the disclosures required by the new guidance in Note 8, Derivative Instruments, which are provided on a prospective basis.

Business Combinations  —  In December 2007, the FASB issued new guidance on business combinations which significantly changed the accounting for business combinations in a number of areas, including the treatment of contingent consideration, preacquisition contingencies, transaction costs, in-process research and development and restructuring costs. In addition, under this new guidance, changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. This new guidance was effective for fiscal years beginning after December 15, 2008. We adopted the new guidance on March 1, 2009, which changed our accounting treatment for business combinations on a prospective basis.

Noncontrolling Interests  —  In December 2007, the FASB issued new guidance on noncontrolling interests in consolidated financial statements. This new guidance changes the accounting and reporting for minority interests, which must be recharacterized as noncontrolling interests and classified as a component of shareholders’ equity. This new consolidation method significantly changes the accounting for transactions with minority interest holders. This new guidance was effective for fiscal years beginning after December 15, 2008. We adopted the new guidance on March 1, 2009, and applied its provisions prospectively, except for the presentation and disclosure requirements, which we applied retrospectively. Our adoption of the new guidance did not have a material impact on our consolidated financial statements other than the following reporting and disclosure changes which we applied retrospectively to all periods presented:

(i)	we recharacterized minority interests previously reported on our condensed consolidated balance sheets as noncontrolling interests and classified them as a component of shareholders’ equity;

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

Additional disclosures required by this new guidance are included in Note 11, Supplemental Equity and Comprehensive Income Information.

Safe Harbor Statement Under the Private Securities Litigation Reform Act

Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), provide a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their companies. With the exception of historical information, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements and may be identified by the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” “plan,” “project,” “outlook,” and other words and terms of similar meaning. Such statements reflect our current view with respect to future events and are subject to certain risks, uncertainties and assumptions. A variety of factors could cause our future results to differ materially from the anticipated results expressed in such forward-looking statements. Readers should review Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended February 28, 2009, for a description of important factors that could cause future results to differ materially from those contemplated by the forward-looking statements made in this Quarterly Report on Form 10-Q. In addition, general economic conditions, acquisitions and development of new businesses, divestitures, product availability, sales volumes, pricing actions and promotional activities of our competitors, profit margins, weather, changes in law or regulations, foreign currency fluctuation, availability of suitable real estate locations, our ability to react to a disaster recovery situation, availability of consumer credit and the impact of labor markets and new product introductions on our overall profitability, among other things, could cause our future results to differ materially from those projected in any such forward-looking statement.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In addition to the risks inherent in our operations, we are exposed to certain market risks, including adverse changes in foreign currency exchange rates and interest rates.

Foreign Currency Exchange Rate Risk

We have market risk arising from changes in foreign currency exchange rates related to our International segment operations. On a limited basis, we use forward foreign exchange contracts to hedge the impact of fluctuations in foreign currency exchange rates. Our Canada and Europe businesses enter into the contracts primarily to hedge certain non-functional currency exposures. The aggregate notional amount and fair value recorded on our consolidated balance sheet related to our foreign exchange forward and swap contracts outstanding was $982 million and $3 million, respectively, at November 28, 2009. The aggregate losses recorded in our consolidated statement of net earnings related to all such contracts settled and outstanding were $2 million and $0 in the third quarter and first nine months of fiscal 2010, respectively.

The overall strength of the U.S. dollar since the third quarter of fiscal 2009 has had a negative net impact on our revenue and net earnings as the foreign denominations translated into fewer U.S. dollars. It is not possible to determine the exact impact of foreign currency exchange rate changes; however, the effect on reported revenue and net earnings can be estimated.

We estimate that the overall strength of the U.S. dollar had an unfavorable impact on our revenue of approximately $73 million and $329 million in the third quarter and first nine months of fiscal 2010, respectively. In addition, we estimate that while the strength of the U.S. dollar had no impact on our net earnings in the third quarter of fiscal 2010, it had a negative impact on our net earnings of $2 million in the first nine months of fiscal 2010.

Interest Rate Risk

Short-term and long-term debt

At November 28, 2009, our short-term and long-term debt was comprised primarily of credit facilities, our convertible debentures and our 6.75% notes. We do not currently manage the interest rate risk on our debt through the use of derivative instruments.

Our credit facilities are not subject to material interest rate risk. The credit facilities’ interest rates may be reset due to fluctuations in a market-based index, such as the federal funds rate, the London Interbank Offered Rate (LIBOR), or the base rate or prime rate of our lenders. A hypothetical 100-basis-point change in the interest rates of our credit facilities would change our annual pre-tax earnings by $7 million.

There is no interest rate risk associated with our convertible debentures or 6.75% notes, as the interest rates are fixed at 2.25% and 6.75%, respectively, per annum.

Short- and long-term investments in debt securities

At November 28, 2009, our short- and long-term investments in debt securities were comprised of auction-rate securities. These investments are not subject to material interest rate risk. A hypothetical 100-basis-point change in the interest rate would change our annual pre-tax earnings by $3 million. We do not currently manage interest rate risk on these investments through the use of derivative instruments.

Other Market Risks

Investments in auction-rate securities

At November 28, 2009, we held $284 million in investments in ARS, which includes a $9 million pre-tax temporary impairment. Given current conditions in the ARS market, we may incur additional temporary unrealized losses or other-than-temporary realized losses in the future if market conditions were to persist and we are unable to recover the cost of our ARS investments. A hypothetical 100-basis-point loss from the par value of these investments would result in a $3 million impairment charge.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), at November 28, 2009. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at November 28, 2009, our disclosure controls and procedures were effective.

There was no change in internal control over financial reporting during the fiscal quarter ended November 28, 2009, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

PART II — OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)  Stock Repurchases

During the third quarter of fiscal 2010, we purchased no shares under our June 2007 $5.5 billion share repurchase program, or otherwise.  There is no stated expiration date for the June 2007 share repurchase program.  We purchased $3.0 billion under our June 2007 share repurchase program in fiscal 2008 and have made no purchases since fiscal 2008.

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

101

The following financial information from our Quarterly Report on Form 10-Q for the third quarter of fiscal 2010, filed with the SEC on January 7, 2010, formatted in Extensible Business Reporting Language (XBRL): (i) the condensed consolidated balance sheets at November 28, 2009; February 28, 2009; and November 29, 2008, (ii) the consolidated statements of earnings for the three and nine months ended November 28, 2009, and November 29, 2008, (iii) the consolidated statements of cash flows for the nine months ended November 28, 2009, and November 29, 2008, and (iv) the Notes to Condensed Consolidated Financial Statements (tagged as blocks of text).(1)

(1) The XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEST BUY CO., INC.
(Registrant)

Date: January 5, 2010	By:	/s/ BRIAN J. DUNN
Brian J. Dunn
Chief Executive Officer (duly authorized and principal executive officer)

Date: January 5, 2010	By:	/s/ JAMES L. MUEHLBAUER
James L. Muehlbauer
Executive Vice President — Finance and Chief Financial Officer (duly authorized and principal financial officer)

Date: January 5, 2010	By:	/s/ SUSAN S. GRAFTON
Susan S. Grafton
Vice President, Controller and Chief Accounting Officer (duly authorized and principal accounting officer)