Form 10-K
period 2010-02-27
BEST BUY CO INC
filed 2010-04-28
CIK 764478

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

  ☒
    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended February 27, 2010

  OR

  ☐
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from                           to

  Commission file number 1-9595

BEST BUY CO., INC.
(Exact name of registrant as specified in its charter)

Minnesota	41-0907483
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)
7601 Penn Avenue South Richfield, Minnesota	55423 (Zip Code)
(Address of principal executive offices)

Registrant's telephone number, including area code 612-291-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.10 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒ Yes ☐ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of August 29, 2009, was approximately $11.0 billion, computed by reference to the price of $37.54 per share, the price at which the common equity was last sold on August 29, 2009, as reported on the New York Stock Exchange-Composite Index. (For purposes of this calculation all of the registrant's directors and executive officers are deemed affiliates of the registrant.)

As of April 26, 2010, the registrant had 421,899,790 shares of its Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement dated on or about May 11, 2010 (to be filed pursuant to Regulation 14A within 120 days after the registrant's fiscal year-end of February 27, 2010), for the regular meeting of shareholders to be held on June 24, 2010 ("Proxy Statement"), are incorporated by reference into Part III.

CAUTIONARY STATEMENT PURSUANT TO THE
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Section 27A of the Securities Act of 1933, as amended ("Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"), provide a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their companies. With the exception of historical information, the matters discussed in this Annual Report on Form 10-K are forward-looking statements and may be identified by the use of words such as "anticipate," "believe," "estimate," "expect," "intend," "foresee," "plan," "project," "outlook," and other words and terms of similar meaning. Such statements reflect our current view with respect to future events and are subject to certain risks, uncertainties and assumptions. A variety of factors could cause our future results to differ materially from the anticipated results expressed in such forward-looking statements. Readers should review Item 1A, Risk Factors, of this Annual Report on Form 10-K for a description of important factors that could cause future results to differ materially from those contemplated by the forward-looking statements made in this Annual Report on Form 10-K. In addition, general domestic and foreign economic conditions, acquisitions and development of new businesses, product availability, new product introductions, sales volumes, the promotional activity of our competitors, profit margins, weather, foreign currency fluctuation, availability of suitable real estate locations, disaster recovery response times, availability of consumer credit and the impact of labor markets on our overall profitability, among other things, could cause our future results to differ materially from those projected in any such forward-looking statements.

BEST BUY    FISCAL    2010    FORM    10-K

PART I

Item 1. Business.

Description of Business

Unless the context otherwise requires, the use of the terms "we," "us" and "our" in this Annual Report on Form 10-K refers to Best Buy Co., Inc. and, as applicable, its consolidated subsidiaries. We are a multinational retailer of consumer electronics, home office products, entertainment software, appliances and related services. We operate retail stores and call centers and conduct online retail operations under a variety of brand names such as Best Buy (BestBuy.com, BestBuy.ca), The Carphone Warehouse (CarphoneWarehouse.com), Five Star, Future Shop (FutureShop.ca), Geek Squad, Magnolia Audio Video, Napster (Napster.com), Pacific Sales, The Phone House (PhoneHouse.com) and Speakeasy. References to our Web site addresses do not constitute incorporation by reference of the information contained on the Web sites.

We are committed to growth and innovation. Our business strategy is to treat customers as unique individuals, engaging and energizing our employees to serve customer needs with end-to-end solutions, while maximizing overall profitability. We believe we offer consumers meaningful advantages in store environment, multi-channel shopping, product value, product selection, and a variety of in-store and in-home services related to the merchandise we offer, all of which advance our objectives of enhancing our business model, gaining market share and improving profitability.

Information About Our Segments

During fiscal 2010, we operated two reportable segments: Domestic and International. The Domestic segment is comprised of the operations in all states, districts and territories of the U.S., operating under various brand names including, but not limited to, Best Buy, Best Buy Mobile, Geek Squad, Magnolia Audio Video, Napster, Pacific Sales and Speakeasy.

The International segment is comprised of: (i) all Canada operations, operating under the brand names Best Buy, Best Buy Mobile, Future Shop and Geek Squad; (ii) all Europe operations, operating under the brand names The Carphone Warehouse, The Phone House and Geek Squad; (iii) all China operations, operating under the brand names Best Buy, Geek Squad and Five Star; (iv) all Mexico operations, operating under the brand names Best Buy and Geek Squad and (v) all Turkey operations, operating under the brand names Best Buy and Geek Squad.

Financial information about our segments is included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Note 12, Segment and Geographic Information, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Domestic Segment

We were incorporated in the state of Minnesota in 1966 as Sound of Music, Inc. We began as an audio components retailer and, with the introduction of the videocassette recorder in the early 1980s, expanded into video products. In 1983, we changed our name to Best Buy Co., Inc. and began using mass-merchandising techniques, which included offering a wider variety of products and operating stores under a "superstore" concept. In 1989, we dramatically changed our method of retailing by introducing a self-service, noncommissioned, discount-style store concept designed to give the customer a variety of brands and more control over the purchasing process. Today, our U.S. Best Buy stores operate under a customer centricity operating model offering our customers a wide variety of consumer electronics, home office products, entertainment software, appliances and related services with variations on product assortments, staffing, promotions and store design to address specific customer groups and local market needs.

In fiscal 2001, we acquired Magnolia Hi-Fi, Inc. — a Seattle-based, high-end retailer of audio and video products and services — to access an upscale customer segment. In fiscal 2005, we began operating Magnolia Home Theater store-within-a-store experiences in U.S. Best Buy stores, where we continue to offer customers high-end electronics with specially trained employees.

In fiscal 2003, we acquired Geek Squad Inc. Geek Squad provides residential and commercial repair, support and installation services. We acquired Geek Squad to further our plans of providing technology support services to customers. Geek Squad service is available in all U.S. Best Buy branded stores.

In fiscal 2007, we acquired California-based Pacific Sales Kitchen and Bath Centers, Inc. Pacific Sales specializes in the sale of ultra-premium and mass-premium kitchen appliances, plumbing fixtures and home entertainment products, with a focus on builders and remodelers.

In fiscal 2007, we also developed the Best Buy Mobile concept through a management consulting agreement with UK-based The Carphone Warehouse Group Plc ("CPW"). Best Buy Mobile provides a comprehensive assortment of mobile phones, accessories and related services using experienced sales personnel, now in all U.S. Best Buy stores, as well as stand-alone stores.

In fiscal 2008, we acquired Speakeasy Inc. Speakeasy provides broadband, voice, data and information technology services to small businesses.

In fiscal 2009, we acquired Napster, Inc. Napster provides a comprehensive digital music service offering, including digital music downloads and on-demand streaming capabilities.

International Segment

Our International segment was established in fiscal 2002 in connection with our acquisition of Future Shop Ltd., Canada's largest consumer electronics retailer.

During fiscal 2003, we launched our dual-branding strategy in Canada by introducing the Best Buy brand. The dual-branding strategy allows us to retain Future Shop's brand equity and attract more customers by offering a choice of distinct store experiences.

In fiscal 2007, we acquired a 75% interest in Jiangsu Five Star Appliance Co., Ltd., one of China's largest appliance and consumer electronics retailers. We made the investment in Five Star to further our international growth plans, to increase our knowledge of Chinese customers and to obtain an immediate retail presence in China. We also opened our first Best Buy China store, located in Shanghai, in fiscal 2007. In the fourth quarter of fiscal 2009, we completed the acquisition of the remaining 25% interest in Five Star.

In fiscal 2009, we acquired a 50% share in Best Buy Europe Distributions Limited ("Best Buy Europe"). Best Buy Europe is a venture with CPW, consisting of CPW's former retail and distribution business with over 2,400 The Carphone Warehouse and The Phone House stores, online channels, device insurance operations, and mobile and fixed-line telecommunication services. The transaction also included CPW's economic interest in both Best Buy Mobile in the U.S. and Geek Squad in the U.K. and Spain. We made the investment in Best Buy Europe to further our international growth plans, to increase our knowledge of European customers and to obtain an immediate retail presence in Europe. We plan to launch large-format Best Buy-branded stores and related online channels in the European market beginning in fiscal 2011.

In fiscal 2009, we also expanded our Best Buy Mobile operations to Canada by opening stand-alone stores. We now also offer the Best Buy Mobile store-within-a-store experience in all Canadian Best Buy branded stores. Also in fiscal 2009, we opened our first Best Buy Mexico store, located in Mexico City.

In fiscal 2010, we opened our first Best Buy Turkey store, located in Izmir.

In order to align our fiscal reporting periods and comply with statutory filing requirements in certain foreign jurisdictions, we consolidate the financial results of our Europe, China, Mexico and Turkey operations on a two-month lag. Consistent with such consolidation, the financial and non-financial information presented in this Annual Report on Form 10-K relative to our Europe, China, Mexico and Turkey operations is also presented on a two-month lag.

Operations

Domestic Segment

Our Domestic segment store operations are organized by store brand. U.S. Best Buy store operations are divided into districts and are under the management of a retail field officer who oversees store performance through district managers. District managers monitor U.S. Best Buy store operations and meet regularly with store managers to discuss merchandising, new product introductions, sales promotions, customer loyalty programs, employee satisfaction surveys and store operating performance.

Our U.S. Best Buy, U.S. Best Buy Mobile stand-alone, Magnolia Audio Video, Pacific Sales and Geek Squad stores have developed procedures for inventory management, transaction processing, customer relations, store administration, product sales and services, staff training and merchandise display that are standardized within each store brand. Corporate retail management for each store brand generally controls advertising, merchandise purchasing and pricing, as well as inventory policies. All stores within each store brand generally operate in the same manner under the standard procedures adjusted to local customer needs.

International Segment

Located throughout nine European countries, The Carphone Warehouse and The Phone House stores are significantly smaller than our Best Buy stores and employ sales associates that provide independent advice on the best service and hardware suited to each customer. Most phone sales require in-store registration with the mobile phone network operator facilitated by our employees, allowing the customer to leave the store with a fully active phone and a service contract. Advertising, merchandise purchasing and pricing and inventory policies for these stores are controlled by corporate retail management in each respective local market.

Canada store operations are organized to support two principal brands. Future Shop stores have predominantly commissioned sales associates who take a proactive role in assisting customers and driving the transaction, whereas Best Buy Canada store employees, like employees in U.S. Best Buy stores, are noncommissioned, allowing the customers to drive the transaction through interactive displays and grab-and-go merchandising. Each brand has national management that closely monitors store operations. All Canada stores use a standardized operating system that includes procedures for inventory management, transaction processing, customer relations, store administration, staff training and merchandise display. Advertising, merchandise purchasing and pricing and inventory policies are centrally controlled. Our Canada Best Buy Mobile stores employ an operating model similar to that used in our U.S. Best Buy Mobile stores.

China store operations are also organized to support two principal brands. Our Best Buy branded China stores employ an operating model similar to Best Buy stores in the U.S. and Canada, while our Five Star stores primarily utilize vendor employees and full-time sales associates to sell our products. Corporate retail management for each store brand generally controls advertising, merchandise purchasing and pricing and inventory policies, while management for individual regions within our Five Star brand may control these operations locally to adapt to customer needs.

Our Best Buy Mexico and Best Buy Turkey stores employ an operating model similar to that used in our U.S. Best Buy stores.

Merchandise and Services

Domestic Segment

U.S. Best Buy stores have offerings in six revenue categories: consumer electronics, home office, entertainment software, appliances, services and other. Consumer electronics consists of video and audio products. Video products include televisions, navigation products, digital cameras and accessories, digital camcorders and accessories, e-readers and DVD and Blu-ray players. Audio products consist of MP3 players and accessories, home theater audio systems and components, musical instruments and mobile electronics such as car stereo and satellite radio products. The home office revenue category includes notebook and desktop computers, monitors, mobile phones and related subscription service commissions, hard drives, networking equipment and related accessories such as printers. The entertainment software revenue category includes video gaming hardware and software, DVDs, Blu-rays, CDs, digital downloads and computer software. The appliances revenue category includes major appliances as well as small electrics. The services revenue category consists primarily of service contracts, extended warranties, computer-related services, product repair, and delivery and installation for home theater, mobile audio and appliances. The other revenue category includes non-core offerings such as snacks and beverages.

U.S. Best Buy Mobile offerings are included in our home office revenue category. Revenue from U.S. Best Buy Mobile stand-alone stores is primarily derived from mobile phone hardware, subscription service commissions from mobile phone network providers and associated mobile phone accessories.

Magnolia Audio Video stores have offerings in two revenue categories: consumer electronics and services. Consumer electronics consists of video and audio products. Video products include televisions, DVD and Blu-ray players and accessories. Audio products include home theater audio systems and components, mobile electronics and accessories. The services revenue category consists primarily of home theater system installation as well as extended warranties.

Pacific Sales stores have offerings in three revenue categories: appliances, consumer electronics and services. Appliances consists of major appliances, evenly split between high-end and mass-market premium brands, and plumbing, which consists of kitchen and bath fixtures including faucets, sinks, toilets and bath tubs. Consumer electronics consists of video and audio products, including televisions and home theater systems. The services revenue category consists primarily of extended warranties, installation and repair services.

International Segment

The Carphone Warehouse and The Phone House stores in Europe have offerings in two revenue categories: home office and services. Home office consists primarily of mobile phone hardware, subscription service commissions from mobile phone network providers and associated mobile phone accessories. Services consists of device insurance operations, providing protection primarily for the replacement of a lost, stolen or damaged handset, as well as mobile and fixed-line telecommunication services, billing management services and Geek Squad repair services.

Best Buy Canada and Future Shop stores have offerings in five revenue categories: consumer electronics, home office, entertainment software, services and other, and for Future Shop only, a sixth revenue category, appliances. Consumer electronics consists of video and audio products. Video products include televisions, navigation products, digital cameras and accessories, DVD and Blu-ray players and digital camcorders and accessories. Audio products encompass MP3 players, home theater audio systems and components, mobile electronics such as car stereo and accessories. The home office revenue category includes notebook and desktop computers, monitors, mobile phones and related subscription service commissions, hard drives, networking equipment and related accessories such as printers. The entertainment software revenue category includes video game hardware and software, DVDs, Blu-rays, CDs and computer software. The appliances revenue category includes major appliances as well as small electrics. The services revenue category includes extended warranties, repair, delivery, computer-related services and home theater installation. The other revenue category includes non-core offerings such as snacks and beverages.

Although Best Buy Canada and Future Shop stores offer similar revenue categories (except for appliances, which are only offered at Future Shop stores), there are differences in product brands and depth of selection within revenue categories. On average, approximately 30% of the product assortment (excluding entertainment software) overlaps between the two store brands. Further, Geek Squad services are only available in the Best Buy Canada stores with Future Shop's service offerings branded as Connect Pro.

Canada Best Buy Mobile offerings are included in our home office revenue category. Revenue from Canada Best Buy Mobile stand-alone stores is primarily derived from mobile phone hardware, subscription service commissions from mobile phone network providers and associated mobile phone accessories.

Best Buy China and Five Star stores have offerings in four revenue categories: appliances, consumer electronics, home office and services. Our China stores do not carry entertainment software. Appliances includes major appliances, air conditioners, small electrics and housewares. The consumer electronics revenue category consists of video and audio products, including televisions, digital cameras, MP3 players and accessories. The home office revenue category includes desktop and notebook computers, mobile phones, traditional telephones and accessories. The services revenue category includes extended warranties, repair, delivery, computer-related services and installation.

Our Best Buy Mexico and Best Buy Turkey stores have offerings in six revenue categories: consumer electronics, home office, entertainment software, appliances, services and other, with products and services similar to those of our U.S. Best Buy stores.

Distribution

Domestic Segment

Generally, U.S. Best Buy, U.S. Best Buy Mobile stand-alone, Magnolia Audio Video and Pacific Sales stores' merchandise, except for major appliances and large-screen televisions, is shipped directly from manufacturers to our distribution centers located throughout the U.S. Major appliances and large-screen televisions are shipped to satellite warehouses in each major market. These stores are dependent upon the distribution centers for inventory storage and shipment of most merchandise. However, in order to meet release dates for selected products and to improve inventory management, certain merchandise is shipped directly to our stores from manufacturers and distributors. Contract carriers ship merchandise from the distribution centers to stores, though Pacific Sales stores' merchandise is generally fulfilled directly to customers through two distribution centers in California. Generally, U.S. Best Buy online merchandise sales are either picked up at U.S. Best Buy stores or fulfilled directly to customers through our distribution centers.

International Segment

The Carphone Warehouse and The Phone House stores' merchandise is shipped directly from our suppliers to our distribution centers across Europe. Contract carriers ship merchandise from the distribution centers to stores. Stores hold the immediate stock requirement and the distribution center in each market holds additional inventory.

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

We receive our Five Star stores' merchandise at more than 40 distribution centers and warehouses located throughout the Five Star retail chain, the largest of which is located in Nanjing, Jiangsu Province. Our Five Star stores are dependent upon the distribution centers for inventory storage and shipment of most merchandise to our stores or customers. Large merchandise such as major appliances is generally fulfilled directly to customers through our distribution centers and warehouses.

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

Our Best Buy Mexico and Best Buy Turkey stores have distribution methods similar to that of our U.S. Best Buy stores.

Suppliers

Our strategy depends, in part, upon our ability to offer customers a broad selection of name-brand products and, therefore, our success is dependent upon satisfactory and stable supplier relationships. In fiscal 2010, our 20 largest suppliers accounted for just under 60% of the merchandise we purchased, with five suppliers — Apple, Hewlett-Packard, Samsung, Sony and Toshiba — representing 35% of total merchandise purchased. The loss of or disruption in supply from any one of these major suppliers could have a material adverse effect on our revenue and earnings. We generally do not have long-term written contracts with our major suppliers that would require them to continue supplying us with merchandise. We have no indication that any of our suppliers plan to discontinue selling us merchandise. We have not experienced significant difficulty in maintaining satisfactory sources of supply, and we generally expect that adequate sources of supply will continue to exist for the types of merchandise we sell.

We operate a global sourcing office in China in order to design, develop, test and purchase our own line of exclusive brands products in partnership with contract manufacturers in Asia. We expect our exclusive brands purchases to continue to increase as a percentage of our total purchases. We also believe that the expected increase in our global sourcing volumes will help drive gross profit rate improvements by lowering our overall product cost.

Store Development

The addition of new stores has played, and we believe will continue to play, a role in our growth and success. Our store development program has historically focused on entering new markets; adding stores within existing markets; and relocating, remodeling and expanding existing stores in order to offer new products and services to our customers.

Domestic Segment

During fiscal 2010, we opened 85 new stores and closed no stores in our Domestic segment. We offer Geek Squad support services in all Best Buy stores and the Best Buy Mobile store-within-a-store experience in all Best Buy stores.

The following tables show our Domestic segment stores open at the beginning and end of each of the last three fiscal years:

	U.S. Best Buy Stores	Stand-alone U.S. Best Buy Mobile Stores	Pacific Sales Stores	Magnolia Audio Video Stores	Geek Squad Stores

Total stores at end of fiscal 2009	1,023	38	34	6	6
Stores opened	46	36	1	2	—
Stores closed	—	—	—	—	—

Total stores at end of fiscal 2010	1,069	74	35	8	6

	U.S. Best Buy Stores	Stand-alone U.S. Best Buy Mobile Stores	Pacific Sales Stores	Magnolia Audio Video Stores	Geek Squad Stores

Total stores at end of fiscal 2008	923	9	19	13	7
Stores opened	100	32	15	—	—
Stores closed	—	(3)	—	(7)	(1)

Total stores at end of fiscal 2009	1,023	38	34	6	6

	U.S. Best Buy Stores	Stand-alone U.S. Best Buy Mobile Stores	Pacific Sales Stores	Magnolia Audio Video Stores	Geek Squad Stores

Total stores at end of fiscal 2007	822	5	14	20	12
Stores opened	101	4	5	—	—
Stores closed	—	—	—	(7)	(5)

Total stores at end of fiscal 2008	923	9	19	13	7

International Segment

During fiscal 2010, we opened 106 new stores and closed 106 stores in our International segment, primarily within our Best Buy Europe business. We offer Geek Squad support services in all Best Buy stores and within select Best Buy Europe stores in the U.K and Spain, as well as similar support services branded Connect Pro in Future Shop stores. We offer the Best Buy Mobile store-within-a-store experience in all Best Buy Canada stores with a similar concept branded Cell Shop in certain Future Shop stores.

The following tables show our International segment stores open at the beginning and end of each of the last three fiscal years:

	Europe	Canada			China		Mexico	Turkey
	The Carphone Warehouse and The Phone House Stores	Future Shop Stores	Best Buy Stores	Stand-alone Best Buy Mobile Stores	Best Buy Stores	Five Star Stores	Best Buy Stores	Best Buy Stores

Total stores at end of fiscal 2009	2,465	139	58	3	5	164	1	—
Stores opened	82	5	6	1	1	6	4	1
Stores closed	(94)	—	—	—	—	(12)	—	—

Total stores at end of fiscal 2010	2,453	144	64	4	6	158	5	1

	Europe	Canada			China		Mexico	Turkey
	The Carphone Warehouse and The Phone House Stores	Future Shop Stores	Best Buy Stores	Stand-alone Best Buy Mobile Stores	Best Buy Stores	Five Star Stores	Best Buy Stores	Best Buy Stores

Total stores at end of fiscal 2008	—	131	51	—	1	160	—	—
Stores acquired(1)	2,414	—	—	—	—	—	—	—
Stores opened	105	9	7	3	4	9	1	—
Stores closed	(54)	(1)	—	—	—	(5)	—	—

Total stores at end of fiscal 2009	2,465	139	58	3	5	164	1	—

(1)
Acquired on June 28, 2008.

	Europe	Canada			China		Mexico	Turkey
	The Carphone Warehouse and The Phone House Stores	Future Shop Stores	Best Buy Stores	Stand-alone Best Buy Mobile Stores	Best Buy Stores	Five Star Stores	Best Buy Stores	Best Buy Stores

Total stores at end of fiscal 2007	—	121	47	—	1	135	—	—
Stores opened	—	10	4	—	—	31	—	—
Stores closed	—	—	—	—	—	(6)	—	—

Total stores at end of fiscal 2008	—	131	51	—	1	160	—	—

Fiscal 2011 Store Opening Plans

For fiscal 2011, our new store opening plans include the opening of 50-55 net large-format stores under the Best Buy brand. We expect to open the majority of these stores in our Domestic segment. We also plan to open 75-100 small-format stores, primarily Best Buy Mobile stand-alone stores in the U.S. In addition, we expect to open 10-15 Five Star stores in China.

Intellectual Property

We own or have the right to use valuable intellectual property including trademarks, service marks and trade names, including, but not limited to, "Best Buy," "Best Buy Mobile," "The Carphone Warehouse," "Dynex," "Five Star," "Future Shop," "Geek Squad," "Insignia," "Magnolia Audio Video," "Napster," "Pacific Sales," "The Phone House," "Rocketfish," "Speakeasy" and the "Yellow Tag" logo.

The company has secured domestic and international trademark registrations for many of its brands. The company has also secured issued patents for many of its inventions. We believe our intellectual property has significant value and is an important factor in the marketing of our company, our stores, our products and our Web sites.

Seasonality

Our business, like that of many retailers, is seasonal. Historically, we have realized more of our revenue and earnings in the fiscal fourth quarter, which includes the majority of the holiday shopping season in the U.S., Europe and Canada, than in any other fiscal quarter.

Working Capital

We fund our business operations through a combination of available cash and cash equivalents, short-term investments and cash flows generated from operations. In addition, our revolving credit facilities are available for additional working capital needs and investment opportunities. Our working capital needs are typically greatest in the months leading up to the holiday shopping season.

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

Competition

Our primary competitors are discount chains, consumer electronics retailers including vendors who offer their products direct to the consumer, wholesale clubs, home-improvement superstores and Web-based alternatives.

We believe our dedicated and knowledgeable people, store experience, broad product assortment, distinct store formats and brand marketing strategies differentiate us from our competitors by positioning our stores and Web sites as the preferred destination for new technology and entertainment products in a fun and informative shopping environment.

Research and Development

We have not engaged in any material research and development activities during the past three fiscal years.

Environmental Matters

While seeking and discovering new and innovative ways to engage our customers in the connected world, we are also lessening our impact on the environment. Our energy efficiency strategy includes end-to-end efforts to reduce energy use in our own internal operations and of the products and services we offer our customers.

Our energy efficient practices include a centralized automated energy management system for our U.S. Best Buy stores and retail energy reports by store. Lighting and HVAC upgrades, as well as aiming to build new stores to Leadership in Energy & Environmental Design (LEED) standards, are also part of our continuing efforts. These energy efficiency improvements have helped us reduce our own carbon footprint. In calendar 2009, we met our U.S. carbon reduction goal ahead of schedule, reducing our emissions by over 8% per retail square foot compared to our calendar 2005 baseline. In addition, while our total average square footage increased by 4.8% in calendar 2009, we reduced our energy consumption by 15 million kilowatt hours in our U.S. Best Buy stores.

Increasing consumer demand for environmentally friendly products and services has led us to provide new energy efficient products and a means to recycle old products. We helped our U.S. Best Buy customers purchase over 24 million ENERGY STAR® qualified products in fiscal 2010 and encourage our vendors to participate in the ENERGY STAR® program. In fiscal 2010, the U.S. Environmental Protection Agency estimated that our sales of these products resulted in customer savings of 796 million kilowatt hours of energy, equal to $91 million in electric utility bill savings, while preventing over 1.6 billion pounds of carbon dioxide from entering the atmosphere. As part of our strategy, we also began investing in emerging "green" technologies such as home energy management systems for all the connected devices in a home, renewable energy technologies and electric transportation. As a result of our efforts, we received the 2009 ENERGY STAR® Award for Excellence in Appliance and Electronics Retailing.

In addition, in February 2009, we launched a nationwide consumer electronics take-back program where customers can bring many consumer electronics products to our stores for free recycling. This recycling program is available in all U.S. Best Buy stores. In fiscal 2010, our recycling program collected approximately 74 million pounds of consumer electronics and approximately 66 million pounds of old appliances, reducing the amount of electronic waste that would otherwise have been sent to landfills. The program also serves to retire old, inefficient appliances.

We are not aware of any federal, state or local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, that have materially affected, or are reasonably expected to materially affect, our net earnings or competitive position, or have resulted or are reasonably expected to result in material capital expenditures. See Item 1A, Risk Factors, for additional discussion.

We believe we can continue to reduce energy consumption and carbon emissions in cost effective ways that deliver value to our shareholders, customers, and employees, whether it's in our own internal operations or through our work to connect customers with more energy efficient solutions.

Number of Employees

At the end of fiscal 2010, we employed approximately 180,000 full-time, part-time and seasonal employees worldwide. We consider our employee relations to be good. We offer our employees a wide array of company-paid benefits that vary within our company due to customary local practices and statutory requirements, which we believe are competitive in the aggregate relative to others in our industry.

Financial Information About Geographic Areas

We operate two reportable segments: Domestic and International. Financial information regarding the Domestic and International geographic areas is included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Note 12, Segment and Geographic Information, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

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

We make available, free of charge on our Web site, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file these documents with, or furnish them to, the SEC. These documents are posted on our Web site at www.bby.com — select the "Investor Relations" link and then the "SEC Filings" link.

We also make available, free of charge on our Web site, the Corporate Governance Principles of our Board of Directors ("Board") and our Code of Business Ethics (including any amendment to, or waiver from, a provision of our Code of Business Ethics) adopted by our Board, as well as the charters of all of our Board's committees: Audit Committee, Compensation and Human Resources Committee, Finance and Investment Policy Committee, Global Strategy Committee and Nominating, Corporate Governance and Public Policy Committee. These documents are posted on our Web site at www.bby.com — select the "Investor Relations" link and then the "Corporate Governance" link.

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

If any of the events described below occurs, our business, financial condition, results of operations, liquidity or access to the capital markets could be materially adversely affected. The following risks could cause our actual results to differ materially from our historical experience and from results predicted by forward-looking statements made by us or on our behalf related to conditions or events that we anticipate may occur in the future. The following risks should not be construed as an exhaustive list of all factors that could cause actual results to differ materially from those expressed in forward-looking statements made by us or on our behalf. All forward-looking statements made by us or on our behalf are qualified by the risks described below.

Economic conditions in the U.S. and key international markets, a decline in consumer discretionary spending or other conditions may materially adversely impact our operating results.

We sell certain products and services that consumers may view as discretionary items rather than necessities. As a result, our results of operations tend to be more sensitive to changes in macroeconomic conditions that impact consumer spending, including discretionary spending. Challenging macroeconomic conditions also impact our customers' ability to obtain consumer credit in a timely manner, if at all. Other factors, including consumer confidence, employment levels, interest rates, tax rates, consumer debt levels, and fuel and energy costs could reduce consumer spending or change consumer purchasing habits. In the past two fiscal years, many of these factors adversely affected consumer spending and, consequently, our business and results of operations. A slowdown in the U.S. or global economy, or an uncertain economic outlook, could materially adversely affect consumer spending habits and our operating results in the future.

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

Our business depends, in large part, on our ability to successfully introduce new products, services and technologies to consumers, the frequency of such introductions, the level of consumer acceptance, and the related impact on the demand for existing products, services and technologies. Failure to accurately predict constantly changing consumer tastes, preferences, spending patterns and other lifestyle decisions, or to effectively address consumer concerns, could have a material adverse effect on our revenue, results of operations and reputation with our customers.

Our results of operations could materially deteriorate if we fail to attract, develop and retain qualified employees.

Our performance is dependent on attracting and retaining qualified employees who are able to meet the wants and needs of our customers. We believe our competitive advantage is providing unique end-to-end solutions for each individual customer, which requires us to have highly trained and engaged employees. Our success depends in part upon our ability to attract, develop and retain a sufficient number of qualified employees, including store, service and administrative personnel. The turnover rate in the retail industry is high, and qualified individuals of the requisite caliber and number needed to fill these positions may be in short supply in some areas. Our inability to recruit a sufficient number of qualified individuals in the future may delay planned openings of new stores or affect the speed with which we expand initiatives related to the connected world, our exclusive brands and our international operations. Delayed store openings, significant increases in employee turnover rates or significant increases in labor costs could have a material adverse effect on our business, financial condition and results of operations.

We face strong competition from traditional store-based retailers, Internet businesses, our vendors and other forms of retail commerce, which could materially adversely affect our revenue and profitability.

The retail business is highly competitive. We compete for customers, employees, locations, products and other important aspects of our business with many other local, regional, national and international retailers, as well as our vendors who offer their products and services direct to the consumer. Pressure from our competitors, some of which have a greater market presence and financial resources than we do, could require us to reduce our prices or increase our costs of doing business. As a result of this competition, we may experience lower revenue and/or higher operating costs, which could materially adversely affect our results of operations.

The failure to control our costs could have a material adverse impact on our profitability.

Consumer spending remains uncertain, which makes it more challenging for us to maintain or grow our operating income rate. As a result, we must continue to control our expense structure. Failure to manage our labor and benefit rates, advertising and marketing expenses, other store expenses or indirect spending could delay or prevent us from achieving increased profitability or otherwise have a material adverse impact on our results of operations.

Our liquidity may be materially adversely affected by continuing constraints in the capital markets.

We must have sufficient sources of liquidity to fund our working capital requirements, service our outstanding indebtedness and finance investment opportunities. Without sufficient liquidity, we could be forced to curtail our operations or we may not be able to pursue promising business opportunities. The principal sources of our liquidity are funds generated from operating activities, available cash and cash equivalents, and borrowings under credit facilities and other debt financings.

For the past several quarters, global financial markets have experienced diminished liquidity, constrained credit availability and volatility in securities prices. If our sources of liquidity do not satisfy our requirements, we may have to seek additional financing. The future availability of financing will depend on a variety of factors, such as economic and market conditions, the availability of credit and our credit ratings, as well as the possibility that lenders could develop a negative perception of us or the retail industry generally. If required, we may not be able to obtain additional financing, on favorable terms, or at all.

Changes in our credit ratings may limit our access to capital markets and materially increase our borrowing costs.

In fiscal 2010, Moody's Investors Service, Inc., Fitch Ratings Ltd. and Standard & Poor's Ratings Services all maintained their ratings and outlook of our debt securities at above investment grade level.

However, future downgrades to our long-term credit ratings and outlook could negatively impact our access to the capital markets and the perception of us by lenders and other third parties. Our credit ratings are based upon information furnished by us or obtained by a rating agency from its own sources and are subject to revision, suspension or withdrawal by one or more rating agencies at any time. Rating agencies may review the ratings assigned to us due to developments that are beyond our control, including as a result of new standards requiring the agencies to re-assess rating practices and methodologies.

Any downgrade to our debt securities will result in higher interest costs for certain of our credit facilities and other debt financings, and could result in higher interest costs on future financings. Further, in the event of such a downgrade, we may not be able to obtain additional financing, if necessary, on favorable terms, or at all.

Our growth is dependent on the success of our strategies.

Our growth is dependent on our ability to identify, develop and execute our strategies. Because we have outlined an ambitious growth and strategic development platform on which to expand our business, our failure to properly deploy and utilize capital and other resources may adversely affect our initiatives designed to assist our customers connect to a digital lifestyle, while expanding our footprint globally. While we believe our customer centricity and connected world initiatives, as well as the pursuit of international growth opportunities, will enable us to grow our business, misjudgments or flaws in our execution could have a material adverse effect on our business, financial condition and results of operations.

Our growth strategy includes expanding our business by opening stores in both existing markets and new markets.

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

Our growth strategy also includes expansion via new business ventures, strategic alliances and acquisitions. Assessing a potential growth opportunity involves extensive due diligence. However, the amount of information we can obtain about a potential growth opportunity may be limited, and we can give no assurance that new business ventures, strategic alliances and acquisitions will positively affect our financial performance or will perform as planned. Integrating new businesses, stores and concepts can be a difficult task. Cultural differences in some markets into which we expand or into which we introduce new retail concepts may result in customers in those markets being less receptive than originally anticipated. These types of transactions may divert our capital and our management's attention from other business issues and opportunities. Further, implementing new strategic alliances or business ventures may also impair our relationships with our vendors or strategic partners. We may not be able to successfully assimilate or integrate companies that we acquire, including their personnel, financial systems, distribution, operations and general operating procedures. We may also encounter challenges in achieving appropriate internal control over financial reporting in connection with the integration of an acquired company. If we fail to assimilate or integrate acquired companies successfully, our business, reputation and operating results could suffer materially. Likewise, our failure to integrate and manage acquired companies successfully may lead to impairment of the associated goodwill and intangible asset balances.

Failure to protect the integrity, security and use of our customers' information and media could expose us to litigation and materially damage our standing with our customers.

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

The products we sell are sourced from a wide variety of domestic and international vendors. Our 20 largest suppliers account for just under 60% of the merchandise we purchase. If any of our key vendors fails to supply us with products or continue to develop new technologies, we may not be able to meet the demands of our customers and our revenue could materially decline. We require all of our vendors to comply with applicable laws, including labor and environmental laws, and otherwise be certified as meeting our required vendor standards of conduct. Our ability to find qualified vendors who meet our standards and supply products in a timely and efficient manner is a significant challenge, especially with respect to goods sourced from outside the U.S. Political or financial instability, merchandise quality issues, product safety concerns, trade restrictions, work stoppages, tariffs, foreign currency exchange rates, transportation capacity and costs, inflation, civil unrest, outbreaks of pandemics and other factors relating to foreign trade are beyond our control. These and other issues affecting our vendors could materially adversely affect our revenue and gross profit.

Our exclusive brands products are subject to several additional product, supply chain and legal risks, which could have a material adverse impact on our business.

Sales of our exclusive brands, which include Insignia, Dynex, Init, Geek Squad and Rocketfish branded products, represent a growing component of our revenue. Most of these products are manufactured under contract by vendors based in southeastern Asia. This arrangement exposes us to the following additional potential risks, which could materially adversely affect our reputation, financial condition and operating results:

  •
  We have greater exposure and responsibility to the consumer for warranty replacements and repairs as a result of product defects, as we generally have no recourse to contracted manufacturers for such warranty liabilities;

  •
  We may be subject to regulatory compliance and/or product liability claims relating to personal injury, death or property damage caused by such products, some of which may require us to take significant actions such as product recalls;

  •
  We may experience disruptions in the manufacturing or the logistics within the manufacturing environment in southeastern Asia caused by inconsistent and unanticipated order patterns or if we are unable to develop long-term relationships with key factories;

  •
  We are subject to developing and often-changing labor and environmental laws for the manufacture of products in foreign countries and we may be unable to conform to new rules or interpretations in a timely manner;

  •
  We may be subject to claims by technology owners if we inadvertently infringe upon their patents or other intellectual property rights, or if we fail to pay royalties owed on our products; and

  •
  We may be unable to obtain or adequately protect our patents and other intellectual property rights on our products, the new features of our products and/or our processes.

We are subject to certain statutory, regulatory and legal developments which could have a material adverse impact on our business.

Our statutory, regulatory and legal environment exposes us to complex compliance and litigation risks that could materially adversely affect our operations and financial results. The most significant compliance and litigation risks we face are:

  •
  The difficulty of complying with sometimes conflicting statutes and regulations in local, national or international jurisdictions;

  •
  The impact of proposed, new or changing statutes and regulations including, but not limited to, financial reform, environmental, labor reform, health care reform and/or other as yet unknown legislation, that could affect how we operate and execute our strategies as well as alter our expense structure;

  •
  The impact of changes in tax laws (or interpretations thereof by courts and taxing authorities) and accounting standards; and

  •
  The impact of litigation trends, including class action lawsuits involving consumers and shareholders, and labor and employment matters.

Defending against lawsuits and other proceedings may involve significant expense and divert management's attention and resources from other matters.

Changes to the National Labor Relations Act or other labor-related statutes or regulations could have a material adverse impact on our business.

The Employee Free Choice Act ("EFCA") is pending before the U.S. Congress. The EFCA, also referred to as the "card check" bill, if passed in its current or a similar form, or changes to other labor-related statutes or regulations, could significantly change the nature of labor relations in the U.S. Specifically, EFCA would impact how union elections and contract negotiations are conducted. At February 27, 2010, none of our U.S. stores had employees represented by labor unions or working under collective bargaining agreements. Passage of the pending or similar legislation, or changes in other labor-related statutes or regulations, could make it easier for unions to be formed, and employers of newly unionized employees may face mandatory, binding arbitration of labor scheduling, costs and standards, which could increase our costs of doing business and materially adversely affect our results of operations.

Additional legislation or rulemaking relating to environmental matters, including but not limited to, energy emissions, could have a material adverse impact on our business.

Environmental legislation or rulemaking efforts could impose unexpected costs or impact us more directly than other companies due to our operations as a global consumer electronics retailer with over 4,000 stores and 87 distribution centers worldwide.

Specifically, legislation that aims to control and reduce energy emissions has been considered by the U.S. Congress as well as governing bodies internationally, particularly in Europe. Should such legislation pass, we anticipate that energy costs within our operations would increase such as the expense to power our stores. In addition, rulemaking is being considered that could impose higher safety and compliance standards on transporting certain goods. Any significant rulemaking could increase the cost to transport our goods. Passage of any of these forms of legislation or rulemaking could materially adversely affect our results of operations.

Regulatory developments in the U.S. could impact the promotional financing offers available to our credit card customers and have a material adverse impact on our revenue and profitability.

We offer promotional financing in the U.S. through credit cards issued by third party banks that manage and directly extend credit to our customers. The cardholders can receive low- or no-interest promotional financing on qualifying purchases. Promotional financing credit card sales accounted for 17%, 18% and 16% of our Domestic segment's revenue in fiscal 2010, 2009 and 2008, respectively.

Recently enacted legislative and regulatory changes that focus on a variety of credit related matters have had no material adverse impact on our operations to date. However, if future legislative or regulatory restrictions or prohibitions arise that affect our ability to offer promotional financing and we are unable to adjust our operations in a timely manner, our revenue and profitability may be materially adversely affected.

Changes to our credit card agreements could adversely impact our ability to facilitate the provision of consumer credit to our customers and could materially adversely impact our results of operations.

We have agreements with third party banks for the issuance of promotional financing and customer loyalty credit cards bearing the Best Buy brand. Under the agreements, the banks manage and directly extend credit to our customers. The banks are the sole owner of the accounts receivable generated under the credit card programs and absorb losses associated with non-payment by the cardholders and fraudulent usage of the accounts. We earn revenue from fees the banks pay to us based on the number of credit card accounts activated and card usage. The banks also reimburse us for certain costs associated with our credit card programs. Financing fees are paid by us to the banks and are variable based on certain factors such as the London Interbank Offered Rate ("LIBOR"), charge volume and/or the types of promotional financing offers.

Given the continuing changes in the economic and regulatory environment for banks, as well as a continuing period of consumer credit delinquencies, banks continue to re-evaluate their lending practices and terms, including but not limited to the levels at which consumer credit is granted. If any of our credit card programs ended prematurely or the terms and provisions, or interpretations thereof, were substantially modified, our results of operations and financial condition may be materially adversely impacted.

Our International activities subject us to risks associated with the legislative, judicial, accounting, regulatory, political and economic conditions specific to the countries or regions in which we operate, which could materially adversely affect our financial performance.

We have a presence in various foreign countries including Belgium, Bermuda, Canada, China, France, Germany, Honk Kong, India, Ireland, Japan, Luxembourg, Mexico, the Republic of Mauritius, the Netherlands, Portugal, Spain, Sweden, Switzerland, Taiwan, Turkey, Turks and Caicos, and the U.K. During fiscal 2010, our International segment's operations generated 25% of our revenue. Our growth strategy includes expansion into new or existing international markets, and we expect that our International segment's operations will account for a larger portion of our revenue in the future. Our future operating results in these countries and in other countries or regions throughout the world where we may operate in the future could be materially adversely affected by a variety of factors, many of which are beyond our control including political conditions, economic conditions, legal and regulatory constraints and foreign currency regulations.

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

A disruption in our relationship with Accenture, who helps us manage key elements of our information technology and human resources operations and conducts certain procurement activities, could materially adversely affect our business and results of operations.

We have engaged Accenture LLP ("Accenture"), a global management consulting, technology services and outsourcing company, to manage significant portions of our information technology and human resources operations as well as to conduct certain procurement activities. We rely heavily on our management information systems for inventory management, distribution and other functions. We also rely heavily on human resources support to attract, develop and retain a sufficient number of qualified employees. We also use Accenture to provide procurement support to research and purchase certain non-merchandise products and services. Any material disruption in our relationship with Accenture could result in decreased revenue and increased overhead costs, causing our business and results of operations to suffer materially.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Stores, Distribution Centers and Corporate Facilities

Domestic Segment

The following table summarizes the location of our Domestic segment stores at the end of fiscal 2010:

	U.S. Best Buy Stores	Stand-alone U.S. Best Buy Mobile Stores	Pacific Sales Stores	Magnolia Audio Video Stores	Geek Squad Stores

Alabama	15	—	—	—	—
Alaska	2	—	—	—	—
Arizona	27	—	2	—	—
Arkansas	9	—	—	—	—
California	123	5	32	5	2
Colorado	22	—	—	—	1
Connecticut	12	3	—	—	—
Delaware	4	—	—	—	—
District of Columbia	2	1	—	—	—
Florida	65	4	—	—	—
Georgia	30	5	—	—	1
Hawaii	2	—	—	—	—
Idaho	5	—	—	—	—
Illinois	58	4	—	1	—
Indiana	20	1	—	—	—
Iowa	13	—	—	—	—
Kansas	9	—	—	—	—
Kentucky	9	—	—	—	—
Louisiana	15	—	—	—	—
Maine	6	—	—	—	—
Maryland	23	6	—	—	—
Massachusetts	28	7	—	—	—
Michigan	32	—	—	—	—
Minnesota	28	2	—	—	2
Mississippi	8	—	—	—	—
Missouri	22	—	—	—	—
Montana	3	—	—	—	—
Nebraska	6	—	—	—	—
Nevada	10	—	1	—	—
New Hampshire	6	2	—	—	—
New Jersey	26	2	—	—	—
New Mexico	5	—	—	—	—
New York	51	4	—	—	—
North Carolina	34	6	—	—	—
North Dakota	4	—	—	—	—
Ohio	39	—	—	—	—
Oklahoma	11	—	—	—	—
Oregon	10	—	—	—	—
Pennsylvania	36	5	—	—	—
Puerto Rico	5	—	—	—	—
Rhode Island	2	—	—	—	—
South Carolina	14	4	—	—	—
South Dakota	2	—	—	—	—
Tennessee	16	—	—	—	—
Texas	105	12	—	—	—
Utah	10	—	—	—	—
Vermont	1	—	—	—	—
Virginia	35	1	—	—	—
Washington	20	—	—	2	—
West Virginia	4	—	—	—	—
Wisconsin	24	—	—	—	—
Wyoming	1	—	—	—	—

Total	1,069	74	35	8	6

The following table summarizes the ownership status and total square footage of our Domestic segment store locations at the end of fiscal 2010:

	U.S. Best Buy Stores	Stand-alone U.S. Best Buy Mobile Stores	Pacific Sales Stores	Magnolia Audio Video Stores	Geek Squad Stores

Owned store locations	24	—	—	—	—
Owned buildings and leased land	32	—	—	—	—
Leased store locations	1,013	74	35	8	6

Total square footage (in thousands)	41,334	112	944	86	12

The following table summarizes the location, ownership status and total square footage of space utilized for distribution centers, service centers and corporate offices by our Domestic segment at the end of fiscal 2010:

		Square Footage (in thousands)
	Location	Leased	Owned

Distribution centers	23 locations in 17 U.S. states	7,170	3,182
Geek Squad service centers(1)	Louisville, Kentucky	237	—
Principal corporate headquarters(2)	Richfield, Minnesota	—	1,452
Territory field offices	26 locations throughout the U.S.	138	—
Pacific Sales corporate office space	Whittier, California	15	—
Napster corporate office space	Los Angeles, California	15	—
Speakeasy corporate office space	Seattle, Washington	45	—
(1)
The leased space utilized by our Geek Squad operations is used primarily to service notebook and desktop computers.

(2)
Our principal corporate headquarters is an owned facility consisting of four interconnected buildings. Accenture, who manages our information technology and human resources operations and conducts certain procurement activities for us, and certain other of our vendors who provide us with a variety of corporate services, occupy a portion of our principal corporate headquarters.

International Segment

The following table summarizes the location of our International segment stores at the end of fiscal 2010:

	Europe		Canada			China		Mexico	Turkey
	The Carphone Warehouse Stores	The Phone House Stores	Future Shop Stores	Best Buy Stores	Stand-alone Best Buy Mobile Stores	Best Buy Stores	Five Star Stores	Best Buy Stores	Best Buy Stores

Europe
Belgium	—	82	—	—	—	—	—	—	—
France	—	318	—	—	—	—	—	—	—
Germany	—	265	—	—	—	—	—	—	—
Ireland	75	—	—	—	—	—	—	—	—
Netherlands	—	186	—	—	—	—	—	—	—
Portugal	—	153	—	—	—	—	—	—	—
Spain	—	447	—	—	—	—	—	—	—
Sweden	—	115	—	—	—	—	—	—	—
United Kingdom	812	—	—	—	—	—	—	—	—
Canada
Alberta	—	—	17	10	—	—	—	—	—
British Columbia	—	—	22	10	—	—	—	—	—
Manitoba	—	—	5	2	—	—	—	—	—
New Brunswick	—	—	3	—	—	—	—	—	—
Newfoundland	—	—	1	—	—	—	—	—	—
Nova Scotia	—	—	6	1	—	—	—	—	—
Ontario	—	—	57	29	4	—	—	—	—
Prince Edward Island	—	—	1	—	—	—	—	—	—
Quebec	—	—	29	11	—	—	—	—	—
Saskatchewan	—	—	3	1	—	—	—	—	—
China
Anhui	—	—	—	—	—	—	13	—	—
Henan	—	—	—	—	—	—	9	—	—
Jiangsu	—	—	—	—	—	—	98	—	—
Shandong	—	—	—	—	—	—	8	—	—
Shanghai	—	—	—	—	—	6	—	—	—
Sichuan	—	—	—	—	—	—	6	—	—
Yunnan	—	—	—	—	—	—	5	—	—
Zhejiang	—	—	—	—	—	—	19	—	—
Mexico
Estado de Mexico	—	—	—	—	—	—	—	2	—
Distrito Federal	—	—	—	—	—	—	—	2	—
Guadalaja	—	—	—	—	—	—	—	1	—
Turkey
Izmir	—	—	—	—	—	—	—	—	1

Total	887	1,566	144	64	4	6	158	5	1

The following table summarizes the ownership status and total square footage of our International segment store locations at the end of fiscal 2010:

	Europe		Canada			China		Mexico	Turkey
	The Carphone Warehouse Stores	The Phone House Stores	Future Shop Stores	Best Buy Stores	Stand-alone Best Buy Mobile Stores	Best Buy Stores	Five Star Stores	Best Buy Stores	Best Buy Stores

Owned store locations	—	2	—	3	—	1	6	—	—
Leased store locations	887	1,564	144	61	4	5	152	5	1

Total square footage (in thousands)	688	792	3,818	2,049	7	234	5,718	265	52

The following table summarizes the location, ownership status and total square footage of space utilized for distribution centers and corporate offices by our International segment at the end of fiscal 2010:

		Square Footage (in thousands)			Square Footage (in thousands)
	Distribution Centers	Leased	Owned	Principal Corporate Offices	Leased	Owned

Europe	Throughout nine European countries	233	—	Acton, West London and throughout Europe	688	—
Canada	Brampton, Ontario	1,136	—	Burnaby, British Columbia	141	—
	Vancouver, British Columbia	439	—	—	—	—
Five Star China	Jiangsu Province, China	907	—	Jiangsu Province, China	20	46
	Throughout the Five Star retail chain	429	—	Throughout the Five Star retail chain	162	5
Best Buy China	Shanghai, China	67	—	Shanghai, China	81	—
Mexico	Estado de Mexico, Mexico	45	—	Distrito Federal, Mexico	21	—
Turkey	Gebze-Kocaeli, Turkey	23	—	Istanbul, Turkey	23	—

Exclusive Brands

We lease approximately 34,000 square feet of office space in China to support the operations of our exclusive brands.

Operating Leases

Almost all of our stores and a majority of our distribution facilities are leased. Terms of the lease agreements generally range from 10 to 20 years. Most of the leases contain renewal options and rent escalation clauses.

Additional information regarding our operating leases is available in Note 9, Leases, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Item 3. Legal Proceedings.

In December 2005, a purported class action lawsuit captioned, Jasmen Holloway, et al. v. Best Buy Co., Inc., was filed against us in the U.S. District Court for the Northern District of California. This federal court action alleges that we discriminate against women and minority individuals on the basis of gender, race, color and/or national origin in our stores with respect to our employment policies and practices. The action seeks an end to discriminatory policies and practices, an award of back and front pay, punitive damages and injunctive relief, including rightful place relief for all class members. A class certification hearing was held in June 2009, and we await the Court's decision. We believe the allegations are without merit and intend to defend this action vigorously.

We are involved in various other legal proceedings arising in the normal course of conducting business. We believe the amounts provided in our consolidated financial statements, as prescribed by accounting principles generally accepted in the U.S. ("GAAP"), are adequate in light of the probable and estimable liabilities. The resolution of those proceedings is not expected to have a material effect on our results of operations or financial condition.

Executive Officers of the Registrant
(As of February 27, 2010)

Name	Age	Position With the Company	Years With the Company

Bradbury H. Anderson	60	Vice Chairman	37
Shari L. Ballard(1)	43	Executive Vice President, President — Americas	17
Brian J. Dunn	49	Chief Executive Officer	25
Susan S. Grafton	53	Vice President, Controller and Chief Accounting Officer	9
Joseph M. Joyce	58	Senior Vice President, General Counsel and Assistant Secretary	19
Barry Judge	47	Executive Vice President, Chief Marketing Officer	10
James L. Muehlbauer	48	Executive Vice President — Finance and Chief Financial Officer	8
Kalendu Patel(1)	46	Executive Vice President, President — Asia	7
Michael J. Pratt	42	President and Chief Operating Officer — Best Buy Canada	19
Ryan D. Robinson	44	Senior Vice President, Chief Financial Officer — U.S. Strategic Business Unit and Treasurer	8
Richard M. Schulze	69	Founder and Chairman of the Board	44
Timothy R. Sheehan(1)	45	Executive Vice President, Chief Administrative Officer	25
Carol A. Surface(2)	44	Executive Vice President, Human Resources	—
Michael A. Vitelli(1)	54	Executive Vice President, President — Americas	6
J. Scott Wheway	43	Chief Executive Officer — Best Buy Europe	1
(1)
The promotions of Ms. Ballard and Messrs Patel, Sheehan and Vitelli to the positions indicated in the table were effective March 1, 2010.

(2)
Ms. Surface joined us as Executive Vice President, Chief Human Resources Officer, effective March 1, 2010.

Bradbury H. Anderson has been our Vice Chairman since April 2001. From June 2002 to June 2009, Mr. Anderson also served as our Chief Executive Officer, having previously served as President and Chief Operating Officer since April 1991. He has been employed in various capacities with us since 1973. Mr. Anderson has served on our Board of Directors since August 1986, and also serves on the boards of General Mills, Inc., an S&P 500 global manufacturer and marketer of consumer food products, and Carlson Companies Inc., a global leader in business travel management. He also serves on the boards of the Retail Industry Leaders Association, the American Film Institute, Minnesota Early Learning Foundation, Minnesota Public Radio and the Mayo Clinic in Rochester, Minnesota. He previously served on the boards of Junior Achievement, the International Mass Retail Association, Waldorf College and The Best Buy Children's Foundation. Mr. Anderson recently announced his intention to retire from the Board of Directors at the end of his term on June 23, 2010.

Shari L. Ballard was named Executive Vice President, President — Americas in March 2010. Previously, she served as Executive Vice President — Retail Channel Management since September 2007 and Executive Vice President — Human Resources and Legal since December 2004. Ms. Ballard joined us in 1993 and has held positions as Senior Vice President, Vice President, and General and Assistant Store Manager. Ms. Ballard is a member of the University of Minnesota Foundation board of trustees and sits on its executive and human resources committees.

Brian J. Dunn was named our Chief Executive Officer in June 2009 when he was also appointed as a director. A 25-year veteran of our company, Mr. Dunn began his career with us as a store associate in 1985 when we operated only a dozen stores. From February 2006 until being named to his current position, Mr. Dunn served as President and Chief Operating Officer. Prior to that, he held numerous positions within our company, including President — Retail, North America, Executive Vice President, Senior Vice President, Regional Vice President, Regional Manager, District Manager and Store Manager. During his time with us, Mr. Dunn has made significant contributions to our market share growth, employee retention, vendor relationships and customer satisfaction scores. Mr. Dunn also serves on the board of Dick's Sporting Goods, Inc., a full-line sporting goods retailer, as well as on the boards of the Greater Twin Cities United Way and The Best Buy Children's Foundation. Mr. Dunn plans to complete his term on the board of Dick's Sporting Goods, Inc., but will not stand for re-election at their June 2010 meeting. Mr. Dunn has established himself as a powerful representative of our brand, an advocate for our unique culture, and a decisive architect of organizational transformation. His personal involvement in the site selection and opening process of over five hundred stores provides him with valuable commercial real estate experience. In addition, Mr. Dunn's day-to-day leadership provides him with intimate knowledge of our operations. His reputation as a leader and success in retail, branding and market expansion are valuable assets to the Board as it looks to move forward in an ever-changing retail environment.

Susan S. Grafton was named Vice President, Controller and Chief Accounting Officer in December 2006. Ms. Grafton joined us in 2000 and has held positions as Vice President — Financial Operations and Controller, Vice President — Planning and Performance Management, Senior Director, and Director. Prior to joining us, she was with The Pillsbury Company and Pitney Bowes, Inc. in numerous finance and accounting positions. Ms. Grafton is a member of Financial Executives International's Committee on Corporate Reporting. She also serves on the Finance Leaders Council for the Retail Industry Leaders Association and the Financial Executive Council for the National Retail Federation.

Joseph M. Joyce was named Senior Vice President, General Counsel and Assistant Secretary in 1997. Mr. Joyce joined us in 1991 as Vice President — Human Resources and General Counsel. Prior to joining us, Mr. Joyce was with Tonka Corporation, a toy maker, having most recently served as vice president, secretary and general counsel. He also serves on the board of governors of the University of St. Thomas School of Law.

Barry Judge was named Executive Vice President, Chief Marketing Officer in July 2009. He was appointed to the Chief Marketing Officer role in 2008. Prior to that appointment, Mr. Judge served as Senior Vice President — Marketing. Mr. Judge joined us in 1999 as a member of our e-commerce team. Prior to joining us, he spent four years as vice president of marketing for Caribou Coffee Company. His professional career includes marketing and management positions at Young & Rubicam, Coca Cola USA, The Quaker Oats Company, and The Pillsbury Company.

James L. Muehlbauer was named Executive Vice President — Finance and Chief Financial Officer in April 2008. Previously he served as Enterprise Chief Financial Officer (interim), Chief Financial Officer — Best Buy U.S., Senior Vice President — Finance, and Vice President and Chief Financial Officer — Musicland. Prior to joining us, Mr. Muehlbauer spent 10 years with The Pillsbury Company, a consumer packaged goods company, where he held various senior-level finance management positions, including vice president and worldwide controller, vice president of operations, divisional finance director, director of mergers and acquisitions, and director of internal audit. A certified public accountant (inactive), Mr. Muehlbauer spent eight years with Coopers & Lybrand LLP (now PricewaterhouseCoopers) including senior manager positions in the firm's audit and consulting practices. He serves on the board of overseers of the University of Minnesota Carlson School of Management.

Kalendu Patel was named Executive Vice President, President — Asia in March 2010. Mr. Patel joined us in 2003 and has held positions as Executive Vice President — Emerging Business, Executive Vice President — Strategy and International, Senior Vice President and Vice President. Prior to joining us, Mr. Patel was a partner for four years at Strategos, a strategic consulting firm. Prior to that, he held various positions with KPMG Consulting Inc. and Courtaulds PLC in the U.K.

Michael J. Pratt became President and Chief Operating Officer — Best Buy Canada in January 2008. Prior to his current role, Mr. Pratt was Senior Vice President — Best Buy Canada. He has held numerous roles in his 19 years with Future Shop and Best Buy Canada, most recently responsible for Best Buy Canada stores, marketing, advertising, store design and our Commercial Sales Group in Canada. Mr. Pratt serves on the board of the Retail Council of Canada.

Ryan D. Robinson was named Senior Vice President, Chief Financial Officer — U.S. Strategic Business Unit and Treasurer in December 2007. Mr. Robinson joined us in 2002 and has held positions as Senior Vice President and Chief Financial Officer — New Growth Platforms, Senior Vice President — Finance and Treasurer, and Vice President — Finance and Treasurer. Prior to joining us, he spent 15 years at ABN AMRO Holding N.V., an international bank, and most recently served as senior vice president and director of that financial institution's North American private-equity unit. Mr. Robinson also held management positions in ABN AMRO Holding N.V.'s corporate finance, finance advisory, acquisitions and asset securitization divisions. Mr. Robinson is a member of the board of directors of Children's Hospitals and Clinics of Minnesota.

Richard M. Schulze is a founder of our company. He has been an officer and director from our inception in 1966 and currently serves as Chairman of the Board. Effective in June 2002, he relinquished the duties of Chief Executive Officer, having served as our principal executive officer for more than 30 years. He is on the board of trustees of the University of St. Thomas, chairman of its Executive and Institutional Advancement Committee, and a member of its Board Affairs Committee. Mr. Schulze is also chairman of the board of governors of the University of St. Thomas Business School and serves on the board of the Richard M. Schulze Family Foundation. He previously served on the board of Pentair, Inc., a diversified industrial manufacturing company, and The Best Buy Children's Foundation. Mr. Schulze holds an honorary doctorate of laws degree from the University of St. Thomas. As a founder of the company with over forty years experience in the retail industry and having built the company from a single store and three employees to a multinational organization with over 4,000 locations and over 180,000 employees, he has an in-depth view of our business and branding. In addition, Mr. Schulze's deep knowledge of our culture and commitment to preserving its entrepreneurial environment provide continuity and long-term thinking to the Board.

Timothy R. Sheehan was named Executive Vice President, Chief Administrative Officer in March 2010. He previously served as Executive Vice President — Enterprise Retail Operations since July 2009. Mr. Sheehan joined us in 1985 as a part-time sales associate and steadily advanced his career as our company grew. He has served us in a multitude of roles, including Regional Manager, District Manager and Store General Manager. Upon moving from the field into corporate, Mr. Sheehan continued to serve in many positions in retail operations, consumer relations and store support. In 2006, he was appointed Senior Vice President — Customer Experience Creation, where he focused on our branding and consumer support.

Carol A. Surface joined us in March 2010 when she was appointed Executive Vice President, Human Resources. Prior to joining us, Ms. Surface spent ten years at PepsiCo, Inc., global food, snack and beverage company, where she served as senior vice president of human resources and chief personnel officer for the PepsiCo International division. Until recently, she had been located in Dubai where she was responsible for all aspects of PepsiCo's human resources across the Asia-Pacific region, Middle East and Africa. Prior to Dubai, Ms. Surface spent five years in Hong Kong, ultimately serving as the chief personnel officer for PepsiCo's Asia region. Prior to PepsiCo, Ms. Surface's professional career included human resources and organization development positions with Kmart Corporation, a discount general merchandise retailer; Eaton Corporation, a diversified power management company; and The Dow Chemical Company, a manufacturer and seller of chemicals, plastic materials, agricultural products and services, advanced materials and other specialized products and services.

Michael A. Vitelli was named Executive Vice President, President — Americas in March 2010. He previously served as Executive Vice President — Customer Operating Groups since March 2008. Mr. Vitelli joined us in February 2004 and has held positions such as Senior Vice President and General Manager of Home Solutions. Prior to joining us, he spent 23 years with Sony Electronics, Inc., serving in positions of increasing responsibility including executive vice president of Sony's Visual Products Company. Mr. Vitelli serves on the boards of the National Multiple Sclerosis Society, Minnesota Chapter, and the National Consumer Technology Industry chapter of the Anti-Defamation League, where he serves as the industry chair.

J. Scott Wheway is Chief Executive Officer — Best Buy Europe, appointed in July 2009. He joined us in May 2009 as Chief Operating Officer — Best Buy International. Prior to joining us, Mr. Wheway served as managing director of Boots the Chemist, a health and beauty chain in the U.K., part of Alliance Boots GmbH, an international health and beauty group with both retail and wholesale operations. Prior to joining Boots in 2005, Mr. Wheway spent 20 years at Tesco plc, a global retailer of food, non-food and retailing services, where he worked his way up from the sales floor to senior executive leadership positions, including operations director and change director. He also serves as a non-executive director of Aviva plc, a U.K.-based global insurer.

Item 4. Reserved.

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

	Sales Price
	High	Low

Fiscal 2010
First Quarter	$42.06	$23.97
Second Quarter	39.98	31.25
Third Quarter	44.32	35.66
Fourth Quarter	45.55	35.01
Fiscal 2009
First Quarter	$45.95	$38.75
Second Quarter	48.03	36.10
Third Quarter	47.50	16.42
Fourth Quarter	31.25	19.02

Holders

As of April 26, 2010, there were 3,405 holders of record of our common stock.

Dividends

In fiscal 2004, our Board initiated the payment of a regular quarterly cash dividend with respect to shares of our common stock. A quarterly cash dividend has been paid in each subsequent quarter. Our quarterly cash dividend for the first two quarters of fiscal 2009 was $0.13 per share and for the balance of fiscal 2009 and all of fiscal 2010 was $0.14 per share. The payment of cash dividends is subject to customary legal and contractual restrictions.

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

In June 2007, our Board authorized up to $5.5 billion of share repurchases. The program, which became effective on June 26, 2007, terminated and replaced a $1.5 billion share repurchase program authorized by our Board in June 2006. There is no expiration date governing the period over which we can repurchase shares under the June 2007 authorization. At the end of fiscal 2008, $2.5 billion of the $5.5 billion share repurchases authorized by our Board in June 2007 was available for future share repurchases. We made no share repurchases in fiscal 2010 and 2009.

We consider several factors in determining when to make share repurchases including, among other things, our cash needs, the availability of funding and the market price of our stock. We expect that cash provided by future operating activities, as well as available cash and cash equivalents and short-term investments, will be the sources of funding for our share repurchase program. Based on the anticipated amounts to be generated from those sources of funds in relation to the remaining authorization approved by our Board under the June 2007 share repurchase program, we do not expect that future share repurchases will have a material impact on our short-term or long-term liquidity.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about our common stock that may be issued under our equity compensation plans as of February 27, 2010.

Plan Category	Securities to Be Issued Upon Exercise of Outstanding Options		Weighted Average Exercise Price per Share(1)	Securities Available for Future Issuance(2)

Equity compensation plans approved by security holders(3)	40,896,680	(4)	$38.18	19,667,662
Equity compensation plans not approved by security holders(5)	11,250		34.44	NA

Total	40,907,930		$38.18	19,667,662

(1)
Includes weighted-average exercise price of outstanding stock options only.

(2)
Includes 4,888,054 shares of our common stock which have been reserved for issuance under the Best Buy Co., Inc. 2008 and 2003 Employee Stock Purchase Plans.

(3)
Includes the 1994 Full-Time Non-Qualified Stock Option Plan, the 1997 Directors' Non-Qualified Stock Option Plan, the 1997 Employee Non-Qualified Stock Option Plan and the 2004 Omnibus Stock and Incentive Plan.

(4)
Includes grants of stock options and market-based, performance-based and time-based restricted stock.

(5)
Represents non-plan options issued to a former executive officer in April 2002 in consideration of his service to the Board prior to his employment with us. The options, which were fully vested upon grant, have an exercise price of $34.44 per share and expire on April 11, 2012.

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

The graph below compares the cumulative total shareholder return on our common stock for the last five fiscal years with the cumulative total return on the Standard & Poor's 500 Index ("S&P 500"), of which we are a component, and the Standard & Poor's Retailing Group Industry Index ("S&P Retailing Group"), of which we are also a component. The S&P Retailing Group is a capitalization-weighted index of domestic equities traded on the NYSE and NASDAQ, and includes high-capitalization stocks representing the retail sector of the S&P 500.

The graph assumes an investment of $100 at the close of trading on February 25, 2005, the last trading day of fiscal 2005, in our common stock, the S&P 500 and the S&P Retailing Group.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Best Buy Co., Inc., the S&P 500
and the S&P Retailing Group

	FY05	FY06	FY07	FY08	FY09	FY10

Best Buy Co., Inc.	$100.00	$158.00	$136.43	$127.81	$86.96	$111.84
S&P 500	100.00	108.40	121.38	117.01	66.32	101.88
S&P Retailing Group	100.00	111.97	124.14	98.88	66.82	114.87
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

Five-Year Financial Highlights

$ in millions, except per share amounts

Fiscal Year	2010(1)	2009(2)(3)	2008	2007(4)	2006

Consolidated Statements of Earnings Data
Revenue	$49,694	$45,015	$40,023	$35,934	$30,848
Operating income	2,235	1,870	2,161	1,999	1,644
Net earnings	1,317	1,003	1,407	1,377	1,140
Per Share Data
Net earnings	$3.10	2.39	3.12	2.79	2.27
Cash dividends declared and paid	0.56	0.54	0.46	0.36	0.31
Common stock price:
High	45.55	48.03	53.90	59.50	56.00
Low	23.97	16.42	41.85	43.51	31.93
Operating Statistics
Comparable store sales gain (decline)(5)	0.6%	(1.3)%	2.9%	5.0%	4.9%
Gross profit rate	24.5%	24.4%	23.9%	24.4%	25.0%
Selling, general and administrative expenses rate	19.9%	20.0%	18.5%	18.8%	19.7%
Operating income rate	4.5%	4.2%	5.4%	5.6%	5.3%
Year-End Data
Current ratio(6)	1.2	1.0	1.1	1.4	1.3
Total assets	$18,302	$15,826	$12,758	$13,570	$11,864
Debt, including current portion	1,802	1,963	816	650	596
Total shareholders' equity(7)	6,964	5,156	4,524	6,236	5,257
Number of stores
Domestic	1,192	1,107	971	873	774
International(8)	2,835	2,835	343	304	167
Total(8)	4,027	3,942	1,314	1,177	941
Retail square footage (000s)
Domestic	42,488	40,924	37,511	34,092	30,874
International(8)	13,623	13,331	11,069	9,419	4,652
Total(8)	56,111	54,255	48,580	43,511	35,526
(1)
Included within our operating income and net earnings for fiscal 2010 is $52 ($25 net of taxes and noncontrolling interest) of restructuring charges recorded in the fiscal first quarter related to measures we took to restructure our businesses. These charges resulted in a decrease in our operating income rate of 0.1% of revenue for the fiscal year.

(2)
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

(3)
Included within our net earnings for fiscal 2009 is $111 ($96 net of tax) of investment impairment charges related to our investment in the common stock of CPW.

(4)
Fiscal 2007 included 53 weeks. All other periods presented included 52 weeks.

(5)
Comparable store sales is a measure commonly used in the retail industry, which indicates the performance of our existing stores by measuring the growth in revenue from such stores for a particular period over the corresponding period in the prior year. Our comparable store sales is comprised of revenue from stores operating for at least 14 full months as well as revenue related to call centers, Web sites and our other comparable sales channels. Revenue we earn from sales of merchandise to wholesalers or dealers is not included within our comparable store sales calculation. Relocated, remodeled and expanded stores are excluded from our comparable store sales calculation until at least 14 full months after reopening. Acquired stores are included in our comparable store sales calculation beginning with the first full quarter following the first anniversary of the date of the acquisition. The portion of our calculation of the comparable store sales percentage change attributable to our International segment excludes the effect of fluctuations in foreign currency exchange rates. The method of calculating comparable store sales varies across the retail industry. As a result, our method of calculating comparable store sales may not be the same as other retailers' methods.

(6)
The current ratio is calculated by dividing total current assets by total current liabilities.

(7)
As a result of the adoption of new accounting guidance related to the treatment of noncontrolling interests in consolidated financial statements, we recharacterized minority interests previously reported on our consolidated balance sheets as noncontrolling interests and classified them as a component of shareholders' equity. As a result, we have reclassified total shareholders' equity for fiscal years 2009, 2008 and 2007 to include noncontrolling interests of $513, $40 and $35, respectively. There were no noncontrolling interests in fiscal 2006.

(8)
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

  •
  Liquidity and Capital Resources

  •
  Off-Balance-Sheet Arrangements and Contractual Obligations

  •
  Critical Accounting Estimates

  •
  New Accounting Standards

In order to align our fiscal reporting periods and comply with statutory filing requirements in certain foreign jurisdictions, we consolidate the financial results of our Europe, China, Mexico and Turkey operations on a two-month lag. Consistent with such consolidation, the financial and non-financial information presented in our MD&A relative to these operations is also presented on a two-month lag. No significant intervening event occurred in these operations that would have materially affected our financial condition, results of operations, liquidity or other factors had it been recorded during fiscal 2010.

Our MD&A should be read in conjunction with the Consolidated Financial Statements and related Notes included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Our fiscal year ends on the Saturday nearest the end of February. Fiscal 2010, 2009 and 2008 each included 52 weeks.

Overview

We are a multinational retailer of consumer electronics, home office products, entertainment software, appliances and related services. We operate two reportable segments: Domestic and International. The Domestic segment is comprised of all operations within the U.S. and its territories. The International segment is comprised of all operations outside the U.S. and its territories.

Our business, like that of many retailers, is seasonal. Historically, we have realized more of our revenue and earnings in the fiscal fourth quarter, which includes the majority of the holiday shopping season in the U.S., Europe and Canada, than in any other fiscal quarter.

Throughout this MD&A, we refer to comparable store sales. Comparable store sales is a measure commonly used in the retail industry, which indicates the performance of our existing stores by measuring the growth in revenue from such stores for a particular period over the corresponding period in the prior year. Our comparable store sales is comprised of revenue from stores operating for at least 14 full months as well as revenue related to call centers, Web sites and our other comparable sales channels. Revenue we earn from sales of merchandise to wholesalers or dealers is not included within our comparable store sales calculation. Relocated, remodeled and expanded stores are excluded from our comparable store sales calculation until at least 14 full months after reopening. Acquired stores are included in our comparable store sales calculation beginning with the first full quarter following the first anniversary of the date of the acquisition. The portion of our calculation of the comparable store sales percentage change attributable to our International segment excludes the effect of fluctuations in foreign currency exchange rates. The method of calculating comparable store sales varies across the retail industry. As a result, our method of calculating comparable store sales may not be the same as other retailers' methods.

Financial Reporting Changes

To maintain consistency and comparability, we reclassified certain prior-year amounts to conform to the current-year presentation as described in Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Business Strategy and Core Philosophies

Our business, broadly defined, is about enriching the lives of our customers in the connected world. Specifically, our assets include approximately 180,000 employees; valuable relationships with vendors all over the world; continuing and emerging relationships with companies like Apple, Dell, Sony and CPW; and all of the other mutually enriching business relationships that our people continue to establish and develop wherever we go around the world. We also generate significant positive cash flows. All of these assets are at our disposal as we envision how we will deepen our relationships with customers in order to increase shareholder value.

Our business strategy is customer centricity. We define customer centricity through its parts, which we call our three core philosophies: inviting our employees to contribute their unique ideas and experiences in service of customers; treating customers uniquely and honoring their differences; and meeting customers' unique wants and needs, end-to-end.

We start with a view of all of our customers, including their desires and challenges. We try to match that against everything we know about the solutions that now exist, or that could be created. Then, we determine ways to deliver to customers the right solutions by using our employees' knowledge and unique capabilities, as well as our network of vendors and other third-party providers. If we accomplish what we have set out to do, we believe our offering is truly unique and a differentiated solution in the marketplace. We further believe that this strategy can be successful for us with a variety of products and services, store formats, customer groups and countries.

In fiscal 2010, due to the challenging global economy, we heightened our focus on carefully managing our expenses and capital expenditures. Accordingly, we adjusted our new store opening plans and reduced our overall spending at stores, distribution centers and our principal corporate headquarters. Yet we never stopped improving our offerings to customers and growing our business. Our growth strategy for fiscal 2010 revolved around four business priorities that represented business opportunities where we believed we could navigate the economic conditions to put us in the strongest possible position to take advantage of economic recovery long-term. Those priorities, and our successes against the priorities in fiscal 2010, included the following:

•
Grow Market Share.  We estimate we increased our Domestic segment's market share during fiscal 2010 by 2.6 percentage points with notable increases in key categories such as flat-panel televisions, notebook computers, digital cameras and mobile phones. We believe our significant revenue and market share growth in a year when the consumer electronics industry declined can be attributed to the impact of the loss of a significant competitor, solid store execution and new store openings. We continue to expand our product and service offerings, enhance our Reward Zone customer loyalty programs and build on our reputation as a responsible corporate citizen with programs such as @15, our teen-led social change platform, as well as our recycling programs, all of which aid in our appeal to potential and current customers.

•
Connected World.  We help customers connect to a digital lifestyle, where they can seamlessly create, access and share content over a mobile phone, computer and television. By providing access to a wide selection of hardware and digital content and applications, we can offer our customers end-to-end solutions. The performance of Best Buy Mobile in fiscal 2010 demonstrates our success with this priority. We believe that this business priority represents an opportunity for future growth as we plan to further expand our digital offerings.

•
International Growth.  We believe the success of our customer centricity strategy in the U.S. and Canada has global application, and that we can learn and adapt much more quickly and share best practices as we continue to expand the strategy across the globe. In fiscal 2010, we believe Best Buy Europe continued to grow overall market share, and we continued to control expenses. We are preparing to open large-format Best Buy stores in the U.K. in fiscal 2011 and continue to transform certain small-format stores to our Wireless World format, a larger-format store of up to 3,000 square feet that offers a wider array of products such as notebook computers and may include Geek Squad support services. In addition, we have delivered on the majority of our planned fiscal 2010 initiatives within our other countries of operation including store conversion plans in Canada to a wireless concept for both brands and in China, increasing our exclusive brands penetration as well as closing unprofitable stores and enhancing holiday profitability.

•
Efficient and Effective Enterprise.  We became a more efficient and effective enterprise in fiscal 2010 by re-engineering our cost structure to deliver cost reductions or leverage across several revenue categories. We believe we can sustain our more efficient cost structure to conserve our resources now and progress as the economic environment recovers. In fiscal 2010, we improved our selling, general and administrative expenses ("SG&A") rate by 0.1% of revenue to 19.9% of revenue and our Domestic segment's SG&A rate by 0.6% of revenue to 18.6% of revenue, each as compared to the prior-year period. For further discussion, see the Segment Performance Summary below.

Results of Operations

Fiscal 2010 Summary

•
Net earnings increased 31.3% to $1.3 billion, or $3.10 per diluted share, compared with $1.0 billion, or $2.39 per diluted share, in fiscal 2009. The increase in net earnings was the result of increases in both the Domestic and International segments' operating income, driven primarily by revenue growth and a modest increase in the gross profit rate, as well as a modest reduction in our SG&A rate. In addition, there was a decrease in restructuring and no impairment charges compared to the prior year.

•
Revenue increased 10.4% to $49.7 billion. The increase was driven primarily by the acquisition impact of Best Buy Europe, which was acquired in the second quarter of fiscal 2009 and contributed its first full year of revenue in fiscal 2010; the net addition of 85 new stores during fiscal 2010; a comparable store sales gain of 0.6% and the favorable effect of fluctuations in foreign currency exchange rates.

•
Our gross profit rate increased by 0.1% of revenue to 24.5% of revenue. The increase was driven primarily by the acquisition impact of Best Buy Europe, which has a normally higher gross profit rate than our other businesses. The increase was partially offset by a decrease in our Domestic segment's gross profit rate due principally to changes in revenue mix compared to the prior year.

•
Our SG&A rate decreased by 0.1% of revenue to 19.9% of revenue. The decrease was due primarily to reductions in various discretionary categories and the leveraging impact of higher comparable store sales on payroll and benefits in our Domestic segment. Partially offsetting these decreases were the acquisition impact of Best Buy Europe, which has a normally higher SG&A rate than our other businesses, and higher incentive pay expense in our Domestic segment due to improvements in operating performance compared to the prior year.

•
In the first quarter of fiscal 2010, we recorded $52 million in restructuring charges related primarily to updating our U.S. Best Buy store operating model, which included eliminating certain positions, as well as employee termination benefits and business reorganization costs in Best Buy Europe.

•
We ended fiscal 2010 with $1.8 billion of cash and cash equivalents, compared with $498 million at the end of fiscal 2009. Operating cash flow increased 17.5% to $2.2 billion in fiscal 2010 compared to fiscal 2009 operating cash flow of $1.9 billion, while capital expenditures decreased 52.8% to $615 million.

•
During fiscal 2010, we made four dividend payments totaling $0.56 per share, or $234 million in the aggregate.

Consolidated Results

The following table presents selected consolidated financial data for each of the past three fiscal years ($ in millions, except per share amounts):

Consolidated Performance Summary	2010(1)	2009(2)(3)	2008

Revenue	$49,694	$45,015	$40,023
Revenue gain %	10.4%	12.5%	11.4%
Comparable store sales % gain (decline)	0.6%	(1.3)%	2.9%
Gross profit as % of revenue(4)	24.5%	24.4%	23.9%
SG&A as % of revenue(4)	19.9%	20.0%	18.5%
Operating income	$2,235	$1,870	$2,161
Operating income as % of revenue	4.5%	4.2%	5.4%
Net earnings	$1,317	$1,003	$1,407
Diluted earnings per share	$3.10	$2.39	$3.12
(1)
Included within our operating income and net earnings for fiscal 2010 is $52 million ($25 million net of taxes and noncontrolling interest) of restructuring charges recorded in the fiscal first quarter related to measures we took to restructure our businesses. These charges resulted in a decrease in our operating income of 0.1% of revenue for the fiscal year.

(2)
Included within our operating income and net earnings for fiscal 2009 is $78 million ($48 million net of tax) of restructuring charges recorded in the fiscal fourth quarter related to measures we took to restructure our businesses. In addition, operating income is inclusive of goodwill and tradename impairment charges of $66 million ($64 net of tax) related to our Speakeasy business. Collectively, these charges resulted in a decrease in our operating income of 0.2% of revenue for the fiscal year.

(3)
Included within our net earnings for fiscal 2009 is $111 million ($96 million net of tax) of investment impairment charges related to our investment in the common stock of CPW.

(4)
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

Fiscal 2010 Results Compared With Fiscal 2009

The 10.4% revenue increase resulted primarily from the acquisition impact of Best Buy Europe in the second quarter of fiscal 2009, which contributed no revenue in the first six months of fiscal 2009 and $2.6 billion of revenue in the first six months of fiscal 2010, as well as the net addition of 85 new stores during fiscal 2010.

The components of the net revenue increase in fiscal 2010 were as follows:

Acquisition of Best Buy Europe	5.8%
Net new stores	4.3%
Comparable store sales gain	0.6%
Favorable effect of foreign currency	0.1%
Non-comparable sales channels(1)	(0.4)%

Total revenue increase	10.4%

(1)
Non-comparable sales channels primarily reflects the impact from revenue we earn from sales of merchandise to wholesalers and dealers as well as other non-comparable sales channels not included within our comparable store sales calculation.

The 0.1% of revenue gross profit rate increase for fiscal 2010 was due to a 0.4% of revenue increase from our International segment's gross profit rate, partially offset by a 0.3% of revenue decrease from our Domestic segment's gross profit rate. Of the 0.4% of revenue increase from our International segment, the impact of the acquisition of Best Buy Europe, which carries a normally higher gross profit rate and contributed no gross profit in the first six months of fiscal 2009 compared to a full year of gross profit in fiscal 2010, increased our fiscal 2010 gross profit rate by 0.3% of revenue. For further discussion of each segment's gross profit rate changes, see Segment Performance Summary, below.

The 0.1% of revenue SG&A rate decrease for fiscal 2010 was due to a 0.4% of revenue decrease from our Domestic segment's SG&A rate, partially offset by a 0.3% of revenue increase from our International segment's SG&A rate. Included within the 0.3% of revenue increase from our International segment is the impact of the acquisition of Best Buy Europe, which increased our fiscal 2010 SG&A rate by 0.6% of revenue. For further discussion of each segment's SG&A rate changes, see Segment Performance Summary, below.

Our operating income in fiscal 2010 also included $52 million of restructuring charges recorded in the fiscal first quarter, compared to $78 million of restructuring charges recorded in fiscal 2009. The 2010 restructuring charge related primarily to updating our U.S. Best Buy store operating model, which included eliminating certain positions, as well as employee termination benefits and business reorganization costs in Best Buy Europe, whereas the fiscal 2009 restructuring charges related primarily to employee termination benefits offered pursuant to voluntary and involuntary separation plans at our corporate headquarters and certain other locations.

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

The 12.5% revenue increase resulted primarily from the acquisition of Best Buy Europe which contributed $3.2 billion of revenue in the fiscal year, the net addition of 214 new stores during fiscal 2009, and a full year of revenue from new stores added in fiscal 2008. The increase was partially offset by a 1.3% comparable store sales decline and the unfavorable effect of fluctuations in foreign currency exchange rates.

The components of the net revenue increase in fiscal 2009 were as follows:

Acquisition of Best Buy Europe	8.1%
Net new stores	6.3%
Comparable store sales decline	(1.3)%
Unfavorable effect of foreign currency	(0.6)%

Total revenue increase	12.5%

The 0.5% of revenue gross profit rate increase for fiscal 2009 was due to increases in both our Domestic and International segments' gross profit rates. The acquisition of Best Buy Europe increased our gross profit rate by 0.4% of revenue for fiscal 2009. For further discussion of each segment's gross profit rate changes, see Segment Performance Summary, below.

The 1.5% of revenue SG&A rate increase for fiscal 2009 was due to increases in both our Domestic and International segments' SG&A rates. The acquisition of Best Buy Europe increased our SG&A rate by 0.7% of revenue for fiscal 2009. For further discussion of each segment's SG&A rate changes, see Segment Performance Summary, below.

Our operating income in fiscal 2009 also included restructuring and goodwill and tradename impairment charges recorded in the fiscal fourth quarter. The $78 million restructuring charge related primarily to employee termination benefits offered pursuant to voluntary and involuntary separation programs at our corporate headquarters and certain other locations. The restructuring charges were recorded as a result of measures we took to create a more effective and efficient operating cost structure and to support our fiscal 2010 strategic priorities. The $66 million goodwill and tradename impairment charges related to our Speakeasy business and were recorded as a result our annual goodwill impairment test.

Segment Performance Summary

Domestic

The following table presents selected financial data for our Domestic segment for each of the past three fiscal years ($ in millions):

Domestic Segment Performance Summary	2010(1)	2009(2)	2008

Revenue	$37,314	$35,070	$33,328
Revenue gain %	6.4%	5.2%	7.4%
Comparable store sales % gain (decline)	1.7%	(1.3)%	1.9%
Gross profit as % of revenue	24.2%	24.6%	24.5%
SG&A as % of revenue	18.6%	19.2%	18.5%
Operating income	$2,071	$1,758	$1,999
Operating income as % of revenue	5.6%	5.0%	6.0%
(1)
Included within our Domestic segment's operating income for fiscal 2010 is $25 million of restructuring charges recorded in the fiscal first quarter related to measures we took to update our U.S. Best Buy store operating model. These charges resulted in a decrease in our Domestic segment's operating income of less than 0.1% of revenue for the fiscal year.

(2)
Included within our Domestic segment's operating income for fiscal 2009 is $72 million of restructuring charges recorded in the fiscal fourth quarter related to measures we took to restructure our businesses. In addition, operating income is inclusive of goodwill and tradename impairment charges of $66 million related to our Speakeasy business. Collectively, these charges resulted in a decrease in our Domestic segment's operating income of 0.4% of revenue for the fiscal year.

Fiscal 2010 Results Compared With Fiscal 2009

The increase in our Domestic segment's operating income for fiscal 2010 was due to higher gross profit dollars from net new store openings and comparable store sales growth, while SG&A dollars grew only 3.1% despite revenue growth of 6.4%, as shown by the decrease in the SG&A rate of 0.6% of revenue. A decrease in restructuring and no goodwill and tradename impairment charges further contributed to the additional operating income.

The 6.4% revenue increase in fiscal 2010 resulted primarily from the net addition of 85 new stores during fiscal 2010 and a comparable store sales gain of 1.7%.

The components of the net revenue increase in the Domestic segment in fiscal 2010 were as follows:

Net new stores	4.7%
Comparable store sales gain	1.7%

Total revenue increase	6.4%

The following table presents the Domestic segment's revenue mix percentages and comparable store sales percentage changes by revenue category in fiscal 2010 and 2009:

	Revenue Mix Summary		Comparable Store Sales Summary
	Year Ended		Year Ended
	February 27, 2010	February 28, 2009	February 27, 2010	February 28, 2009

Consumer electronics	39%	39%	1.1%	(5.8)%
Home office	34%	31%	12.8%	10.4%
Entertainment software	16%	19%	(13.2)%	(5.9)%
Appliances	4%	5%	(4.2)%	(15.4)%
Services	6%	6%	(1.1)%	4.1%
Other	1%	<1%	n/a	n/a

Total	100%	100%	1.7%	(1.3)%

Our Domestic segment's comparable store sales gain in fiscal 2010 improved sequentially each quarter of the fiscal year due primarily to an increase in average ticket and also reflects our market share gains. The products having the largest effect on our Domestic segment's comparable store sales gain in fiscal 2010 were notebook computers, flat-panel televisions and mobile phones. Stronger sales in these product categories were partially offset by comparable store sales declines in our entertainment software revenue category. Revenue from our Domestic segment's online operations increased 22% in fiscal 2010 and is incorporated in the table above.

The 1.1% comparable store sales gain in the consumer electronics revenue category was driven primarily by increases in the sales of flat-panel televisions as unit sales increases more than offset average selling price decreases, partially offset by declines in the sales of navigation products and MP3 players. The 12.8% comparable store sales gain in the home office revenue category was primarily the result of continued growth in the sales of notebook computers, which benefited from the launch of a new operating system, as well as mobile phones, which included a full year of our Best Buy Mobile store-within-a-store experience in all U.S. Best Buy stores, partially offset by declines in the sales of computer monitors. The 13.2% comparable store sales decline in the entertainment software revenue category was due principally to a decline in sales of video gaming, partially caused by industry-wide softness and a maturing product platform, as well as a continued decline in sales of DVDs and CDs. The 4.2% comparable store sales decline in the appliances revenue category was due to a decrease in unit sales which more than offset increases in average selling prices. The 1.1% comparable store sales decline in the services revenue category was due primarily to a decline in home theater install, partially offset by modest increases in our sales of extended warranties.

Our Domestic segment experienced gross profit growth of $407 million in fiscal 2010, or 4.7% compared to fiscal 2009, due to increased revenue volumes. The 0.4% of revenue decrease in the gross profit rate was due primarily to a change in revenue mix, which decreased the gross profit rate by 0.5% and resulted from a continued shift in the revenue mix to sales of lower-margin notebook computers, partially offset by additional mix shift into higher-margin mobile phones. In addition, improved margin rate performance provided a 0.1% of revenue increase to the gross profit rate.

Despite revenue growth of 6.4%, our Domestic segment's SG&A grew only 3.1% or by $207 million. Continued store openings and significant year over year performance improvements drove higher SG&A spend in fiscal 2010 for incentive pay, payroll and benefits and rent, partially offset by lower SG&A spend in various discretionary categories such as information technology and supply chain project expenditures, store reset and transformation costs, advertising and travel. The 0.6% of revenue SG&A rate decrease was primarily due to the reductions in discretionary categories discussed above, which collectively decreased the SG&A rate by 1.0% of revenue. The overall leveraging impact of higher comparable store sales on payroll and benefits further reduced the SG&A rate by 0.2% of revenue. These reductions were partially offset by higher incentive pay expense due to improvements in performance in the fiscal 2010 and no incentive pay expense in the prior year, which contributed to a 0.6% of revenue increase.

Our Domestic segment's operating income in fiscal 2010 included $25 million of restructuring charges recorded in the first fiscal quarter, compared to $72 million of restructuring charges recorded in fiscal 2009. The fiscal 2010 restructuring charges were primarily the result of updates to our Domestic segment's Best Buy store operating model, which resulted in the elimination of certain positions for which we incurred employee termination costs, whereas the fiscal 2009 restructuring charges related primarily to employee termination benefits offered pursuant to voluntary and involuntary separation plans at our principal corporate headquarters and certain other locations.

The following table reconciles our Domestic segment stores open at the beginning and end of each of the last two fiscal years:

	Fiscal 2008	Fiscal 2009			Fiscal 2010
	Total Stores at End of Fiscal Year	Stores Opened	Stores Closed	Total Stores at End of Fiscal Year	Stores Opened	Stores Closed	Total Stores at End of Fiscal Year

Best Buy	923	100	—	1,023	46	—	1,069
Best Buy Mobile (stand-alone)	9	32	(3)	38	36	—	74
Pacific Sales	19	15	—	34	1	—	35
Magnolia Audio Video	13	—	(7)	6	2	—	8
Geek Squad	7	—	(1)	6	—	—	6

Total Domestic segment stores	971	147	(11)	1,107	85	—	1,192

Fiscal 2009 Results Compared With Fiscal 2008

The Domestic segment's operating income rate in fiscal 2009 decreased due to an increase in the SG&A rate as well as restructuring and goodwill and tradename impairment charges, partially offset by a slight increase in the gross profit rate.

Our Domestic segment's 5.2% revenue increase in fiscal 2009 resulted primarily from the net addition of 136 new stores, partially offset by a 1.3% comparable store sales decline.

The components of the net revenue increase in the Domestic segment in fiscal 2009 were as follows:

Net new stores	6.5%
Comparable store sales decline	(1.3)%

Total revenue increase	5.2%

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

Our Domestic segment's comparable store sales decline in fiscal 2009 reflected a decrease in customer traffic, partially offset by an increase in average ticket.

The 5.8% comparable store sales decline in the consumer electronics revenue category was driven by declines in the sales of digital cameras, tube and projection televisions and MP3 players and accessories, which were partially offset by gains in the sales of flat-panel televisions. The 10.4% comparable store sales gain in the home office revenue category was driven primarily by continued increases in the sales of notebook computers and mobile phones. The 5.9% comparable store sales decline in the entertainment software revenue category was due primarily to continued declines in the sales of DVDs and CDs. The decline was partially offset by gains in the sales of video gaming hardware and software, fueled by the increased availability of hardware and a greater selection of software. The 15.4% comparable store sales decline in the appliances revenue category was driven primarily by declines in the sales of major appliances and small electrics due to weakness in the housing sector. The 4.1% comparable store sales gain in the services revenue category was due primarily to growth in the sales of extended warranties and in our product repair business.

The 0.1% of revenue gross profit rate increase was due primarily to margin rate improvements in our television and computing categories and increased sales of higher-margin products within our mobile phone category, partially offset by a continued shift in our revenue mix to sales of lower-margin notebook computers.

The 0.7% of revenue SG&A rate increase was due primarily to the deleveraging impact of lower comparable store sales on payroll, benefits and overhead; increased spending on investments, including the roll-out and staffing of the Best Buy Mobile store-within-a-store experience; and store projects such as resets of the navigation products, computing and video gaming selling spaces and information technology enhancements to our point-of-sale systems. Partially offsetting the increase was lower incentive compensation as a result of lower profitability.

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

The following table reconciles Domestic stores open at the beginning and end of fiscal 2009:

	Total Stores at Beginning of Fiscal 2009	Stores Opened	Stores Closed	Total Stores at End of Fiscal 2009

Best Buy	923	100	—	1,023
Best Buy Mobile (stand-alone)	9	32	(3)	38
Pacific Sales	19	15	—	34
Magnolia Audio Video	13	—	(7)	6
Geek Squad	7	—	(1)	6

Total Domestic stores	971	147	(11)	1,107

International

The following table presents selected financial data for our International segment for each of the past three fiscal years ($ in millions):

International Segment Performance Summary	2010(1)	2009(2)	2008

Revenue	$12,380	$9,945	$6,695
Revenue gain %	24.5%	48.6%	36.5%
Comparable store sales % (decline) gain	(3.7)%	(0.9)%	9.0%
Gross profit as % of revenue	25.3%	23.9%	20.7%
SG&A as % of revenue	23.8%	22.7%	18.3%
Operating income	$164	$112	$162
Operating income as % of revenue	1.3%	1.1%	2.4%
(1)
Included within our International segment's operating income in fiscal 2010 is $27 million of restructuring charges recorded in the fiscal first quarter, primarily related to employee termination benefits and business reorganization costs in Best Buy Europe. These charges resulted in a decrease in our International segment's operating income of 0.2% of revenue for the fiscal year.

(2)
Included within our International segment's operating income in fiscal 2009 is $6 million of restructuring charges recorded in the fiscal fourth quarter related to measures we took to restructure our Canada business. The charges represent termination benefits in our Canada business. These charges resulted in a decrease in our International segment's operating income of 0.1% of revenue for the fiscal year.

Fiscal 2010 Results Compared With Fiscal 2009

The increase in our International segment's operating income resulted primarily from higher operating income in Europe and China, partially offset by increased new store investments in Mexico and Turkey, $27 million of restructuring and slightly lower operating income in Canada.

The 24.5% increase in revenue for fiscal 2010 was due to the inclusion of Best Buy Europe, which contributed no revenue in the first six months of fiscal 2009 and $2.6 billion of revenue in the first six months of fiscal 2010, and the impact of net new stores in the past 12 months, partially offset by the comparable store sales decline of 3.7% and decreases in our non-comparable sales channels. The decrease in comparable store sales was the result of a comparable store sales decline in Canada, partially offset by comparable store sales gains in Europe and China. Fluctuations in foreign currency exchange rates did not have a significant impact on revenue for fiscal 2010.

The components of the net revenue increase in fiscal 2010 were as follows:

Acquisition of Best Buy Europe	25.8%
Net new stores	3.5%
Impact of foreign currency	0.4%
3.7% comparable store sales decline	(3.3)%
Non-comparable sales channels(1)	(1.9)%

Total revenue increase	24.5%

(1)
Non-comparable sales channels primarily reflects the impact from revenue we earn from sales of merchandise to wholesalers and dealers as well as other non-comparable sales channels not included within our comparable store sales calculation.

The following table presents the International segment's revenue mix percentages and comparable store sales percentage changes by revenue category in fiscal 2010 and 2009:

	Revenue Mix Summary		Comparable Store Sales Summary
	Year Ended(1)		Year Ended(2)
	February 27, 2010	February 28, 2009	February 27, 2010	February 28, 2009

Consumer electronics	20%	26%	(12.0)%	(0.9)%
Home office	53%	45%	(0.8)%	(2.7)%
Entertainment software	7%	9%	(12.4)%	3.3%
Appliances	8%	10%	7.3%	(2.2)%
Services	12%	10%	6.2%	3.1%
Other	<1%	<1%	n/a	n/a

Total	100%	100%	(3.7)%	(0.9)%

(1)
The International segment's revenue mix changed beginning in the third quarter of fiscal 2009 due to our acquisition of Best Buy Europe, whose business primarily relates to the sale of mobile phones and voice and data service plans, which are included in our home office revenue category. In addition, Best Buy Europe offers mobile phone insurance and other mobile and fixed-line telecommunication services, which are included in our services revenue category. As a result, the International segment's home office and services revenue categories have increased in fiscal 2010, resulting in a lower mix percentage for the segment's consumer electronics, entertainment software and appliances revenue categories.

(2)
The comparable store sales figures for the fiscal year ended February 27, 2010, include six months of Best Buy Europe's comparable store sales. However, comparable store sales for the fiscal year ended February 28, 2009, does not include Best Buy Europe as the third quarter of fiscal 2010 was the first period in which Best Buy Europe was included in our comparable store sales calculation.

The products having the largest impact on our International segment's comparable store sales decline in fiscal 2010 were flat-panel televisions, video gaming and digital cameras and camcorders. Weaker sales of these products were partially offset by comparable store sales gains in appliances, notebook computers and services. Our International segment's comparable store sales improved sequentially each quarter of fiscal 2010 amidst improving global economic conditions and government stimulus programs in China.

The 12.0% comparable store sales decline in the consumer electronics revenue category resulted primarily from declines in the sales of flat-panel televisions, digital cameras and camcorders and navigation products. The 0.8% comparable store sales decline in the home office revenue category resulted primarily from comparable store sales declines in computer monitors and accessories, partially offset by gains in the sales of notebook computers and mobile phones. The 12.4% comparable store sales decline in the entertainment software revenue category reflected a decrease in the sales of video gaming hardware and software and continued decreases in sales of DVDs and CDs. The 7.3% comparable store sales gain in the appliances revenue category resulted from increases in the sales of major appliances and small electrics, notably within our Canada and China operations where promotions and government stimulus programs in China helped to fuel stronger sales. The 6.2% comparable store sales gain in the services revenue category was due primarily to an increase in revenue from our product repair business.

Our International segment experienced gross profit growth of $755 million in fiscal 2010, or 31.7%, driven predominantly by the acquisition of Best Buy Europe. The acquisition impact of Best Buy Europe of 1.4% of revenue was the principal driver behind the International segment's 1.4% of revenue gross profit rate increase for fiscal 2010, with an additional 0.2% of revenue increase from gross profit rate improvements in Europe due primarily to negotiation of more favorable vendor terms across the European business in the second half of fiscal 2010. An increase in Canada's gross profit rate also contributed a 0.1% of revenue increase. Offsetting these increases to the International segment's gross profit rate was a 0.3% of revenue decrease from China due primarily to heavier promotions and clearances.

Our International segment's SG&A grew 30.2%, or an increase of $682 million. In the first six months of fiscal 2010, Europe's SG&A spend was $775 million with no comparable expenses in the same period one year ago. Europe's lower SG&A in the last six months of fiscal 2010 compared to the same period one year ago partially offset the first-half year over year increase. New store start-up costs in Mexico and Turkey also increased SG&A, while SG&A spend in Canada and China remained relatively flat in fiscal 2010 compared to the prior fiscal year.

The acquisition impact of Best Buy Europe of 1.7% of revenue was the principal driver behind the International segment's 1.1% of revenue SG&A rate increase for fiscal 2010. In addition, the deleveraging impact of the comparable store sales decline on payroll, benefits and overhead costs in Canada contributed a 0.2% of revenue increase. Start-up costs, rent expense and incremental staffing for new store openings in Mexico and Turkey further contributed a 0.3% of revenue increase to the International segment's SG&A rate. Offsetting these increases in the SG&A rate was a 0.8% of revenue decrease in Europe in the second half of fiscal 2010, due in part to lower payroll costs stemming from their restructuring in the fiscal first quarter, as well as a 0.3% of revenue decrease in China, caused primarily by cost-cutting measures to reduce overhead, payroll and marketing expenses.

Our International segment's operating income in fiscal 2010 included $27 million of restructuring charges recorded in the first fiscal quarter, compared to $6 million of restructuring charges recorded in fiscal 2009. The fiscal 2010 restructuring charges were related primarily to employee termination benefits and business reorganization costs at Best Buy Europe, whereas the fiscal 2009 restructuring charges were employee termination benefits in our Canada business.

The following table reconciles our International segment stores open at the beginning and end of each of the last two fiscal years:

	Fiscal 2008	Fiscal 2009				Fiscal 2010
	Total Stores at End of Fiscal Year	Stores Acquired(1)	Stores Opened	Stores Closed	Total Stores at End of Fiscal Year	Stores Opened	Stores Closed	Total Stores at End of Fiscal Year

Best Buy Europe	—	2,414	105	(54)	2,465	82	(94)	2,453
Canada
Future Shop	131	—	9	(1)	139	5	—	144
Best Buy	51	—	7	—	58	6	—	64
Best Buy Mobile (stand-alone)	—	—	3	—	3	1	—	4
China
Five Star	160	—	9	(5)	164	6	(12)	158
Best Buy	1	—	4	—	5	1	—	6
Mexico
Best Buy	—	—	1	—	1	4	—	5
Turkey
Best Buy	—	—	—	—	—	1	—	1

Total International segment stores	343	2,414	138	(60)	2,835	106	(106)	2,835

(1)
Acquired on June 28, 2008.

Fiscal 2009 Results Compared With Fiscal 2008

The 1.3% of revenue decrease in our International segment's operating income rate resulted primarily from deterioration in the SG&A rate, partially offset by improvement in the gross profit rate.

The International segment's revenue increased 48.6% in fiscal 2009, compared with fiscal 2008. Excluding the acquisition of Best Buy Europe, which had revenue of $3.2 billion in fiscal 2009, and the effects of fluctuations in foreign currency exchange rates, the revenue increase was 4.8%. In fiscal 2009, excluding the acquisition of Best Buy Europe and the effect of fluctuations in foreign currency exchange rates, the net addition of 78 new stores (of which 51 were Best Buy Europe stores) accounted for the entire increase in revenue, partially offset by a 0.9% comparable store sales decline. The decrease in comparable store sales was the result of declines in comparable store sales in Canada and China.

The components of the net revenue increase in fiscal 2009 were as follows:

Acquisition of Best Buy Europe	47.9%
Net new stores	5.7%
Comparable store sales decline	(0.9)%
Unfavorable impact of foreign currency	(4.1)%

Total revenue increase	48.6%

The following table presents the International segment's revenue mix percentages and comparable store sales percentage changes by revenue category in fiscal 2009 and 2008:

	Revenue Mix Summary		Comparable Store Sales Summary
	Year Ended(1)		Year Ended
	February 28, 2009	March 1, 2008	February 28, 2009	March 1, 2008

Consumer electronics	26%	39%	(0.9)%	5.4%
Home office	45%	30%	(2.7)%	7.7%
Entertainment software	9%	13%	3.3%	23.7%
Appliances	10%	13%	(2.2)%	6.5%
Services	10%	5%	3.1%	14.7%
Other	<1%	<1%	n/a	n/a

Total	100%	100%	(0.9)%	9.0%

(1)
The International segment's revenue mix changed significantly beginning in the third quarter of fiscal 2009 compared to fiscal 2008 due to our acquisition of Best Buy Europe. Best Buy Europe comprised 32% of the International segment's revenue in fiscal 2009. The majority of Best Buy Europe's business is the sale of mobile phones and acting as an agent to sell mobile voice and data service plans, which are included in our home office revenue category. In addition, Best Buy Europe offers mobile phone insurance and other mobile and fixed-line telecommunication services, which are included in our services revenue category. As a result, the International segment's home office and services revenue categories have increased substantially, resulting in a lower mix percentage for the segment's consumer electronics, entertainment software and appliances revenue categories.

The products having the largest impact on our International segment's comparable store sales decline in fiscal 2009 were projection and tube televisions, computer monitors and printers partially offset by gains in video gaming hardware and software and flat-panel televisions.

The 0.9% comparable store sales decline in the consumer electronics revenue category resulted primarily from declines in the sales of projection and tube TVs and MP3 players and accessories, partially offset by gains in the sales of flat-panel televisions and navigation products. The 2.7% comparable store sales decline in the home office revenue category resulted from comparable store sales declines in the sales of computer monitors and printers, partially offset by a gain in the sales of notebook computers. The 3.3% comparable store sales gain in the entertainment software revenue category reflected an increase in the sales of video gaming hardware and software, partially offset by a decline in the sales of CDs and DVDs. The 2.2% comparable store sales decline in the appliances revenue category resulted primarily from decreases in the sales of major appliances and small electrics in our Five Star operations. The 3.1% comparable store sales gain in the services revenue category was due primarily to an increase in revenue from our product repair business.

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

The following table reconciles International stores open at the beginning and end of fiscal 2009:

	Total Stores at End of Fiscal 2008	Stores Opened	Stores Acquired	Stores Closed	Total Stores at End of Fiscal 2009

Best Buy Europe	—	105	2,414	(54)	2,465
Future Shop	131	9	—	(1)	139
Best Buy Canada	51	7	—	—	58
Best Buy Mobile Canada (stand-alone)	—	3	—	—	3
Five Star	160	9	—	(5)	164
Best Buy China	1	4	—	—	5
Best Buy Mexico	—	1	—	—	1

Total International stores	343	138	2,414	(60)	2,835

Additional Consolidated Results

Other Income (Expense)

Our investment income and other in fiscal 2010 was $54 million, compared with $35 and $129 million in fiscal 2009 and 2008, respectively. The increase in fiscal 2010 compared to fiscal 2009 was due primarily to the gains recorded in fiscal 2010 on our deferred compensation assets, which experienced better returns when compared to the prior year. Gains on these assets have no impact on our net earnings, as they are offset by expense recorded within SG&A. Partially offsetting the increase was the impact of lower interest rates earned on our cash and investment balances in fiscal 2010. The decrease in fiscal 2009 compared to fiscal 2008 was due to the impact of lower average cash and investment balances, as investments were liquidated to fund our acquisition of Best Buy Europe in fiscal 2009, as well as lower interest rates earned on our cash and investment balances in fiscal 2009.

Interest expense in fiscal 2010 was $94 million, compared with $94 million and $62 million in fiscal 2009 and 2008, respectively. The relatively flat interest expense from fiscal 2009 to 2010 was a result of lower average short-term borrowings during the year, which was fully offset by a full year of higher interest-bearing long-term debt. The increase in fiscal 2009 compared to fiscal 2008 was due primarily to increased short-term borrowings, higher long-term debt balances related to the acquisition of Best Buy Europe and greater working capital needs in fiscal 2009.

Investment Impairment

During the second quarter of fiscal 2008, we purchased in the open market 26.1 million shares of CPW common stock for $183 million, representing nearly 3% of CPW's then-outstanding shares. In accordance with our policy for evaluating investments for impairment, we determined, based on specific facts and circumstances, that our investment in CPW had incurred an other-than-temporary impairment in the third quarter of fiscal 2009, resulting in a $111 million impairment charge. No investment impairments were recorded in fiscal 2010.

Effective Income Tax Rate

Our effective income tax rate ("ETR") was 36.5% in fiscal 2010, compared with 39.6% in fiscal 2009 and 36.6% in fiscal 2008. The decrease in the ETR in fiscal 2010 compared to fiscal 2009 was due principally to the fiscal 2009 impacts of the other-than-temporary impairment of our investment in the common stock of CPW and the non-deductibility of our $62 million goodwill impairment charge, as well as the favorable net impact of certain discrete foreign tax matters in the third quarter of fiscal 2010. Excluding the impact of the fiscal 2010 discrete foreign matters, the fiscal 2010 ETR would have been 38.3%. The increase in the fiscal 2009 ETR compared to fiscal 2008 was driven by the fiscal 2009 impairment charges discussed above. Excluding the impact of the fiscal 2009 impairment charges, the fiscal 2009 ETR would have been 36.8%.

Impact of Inflation and Changing Prices

Highly competitive market conditions and the general economic environment minimized inflation's impact on the selling prices of our products and services, and on our expenses. In addition, price deflation and the continued commoditization of key technology products affected our ability to increase our gross profit rate.

Liquidity and Capital Resources

Summary

We ended fiscal 2010 with $1.9 billion of cash and cash equivalents and short-term investments, compared with $509 million at the end of fiscal 2009. Our short-term debt outstanding under our various credit agreements was $663 million at February 27, 2010, a decrease from $783 million at February 28, 2009. The increase in cash and cash equivalents was due primarily to increased cash generated from operations in fiscal 2010 as compared to fiscal 2009. Such increases in cash generated from operating activities also contributed to the decrease in short-term debt as we were able to pay down outstanding balances on our revolving credit facilities. Working capital, the excess (deficiency) of current assets over current liabilities, was $1.6 billion at the end of fiscal 2010, up from $(243) million at the end of fiscal 2009. Operating cash flow increased 17.5% to $2.2 billion in fiscal 2010 compared to fiscal 2009, while capital expenditures decreased 52.8% to $615 million.

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for each of the past three fiscal years ($ in millions):

	2010	2009	2008

Total cash provided by (used in):
Operating activities	$2,206	$1,877	$2,025
Investing activities	(540)	(3,427)	1,464
Financing activities	(348)	591	(3,378)
Effect of exchange rate changes on cash	10	19	122

Increase (decrease) in cash and cash equivalents	$1,328	$(940)	$233

Operating Activities

The increase in cash provided by operating activities in fiscal 2010 compared with 2009 was due primarily to increases in cash provided by net earnings, accounts receivable, other liabilities and accrued income taxes, partially offset by an increase in cash used for merchandise inventories. The increase in cash provided by accounts receivable was due primarily to the timing of receipt of customer and network carrier receivables in our Europe business, as well as network carrier receivables associated with Best Buy Mobile in the U.S. The increases in cash provided by other liabilities were due primarily to the timing and magnitude of transaction taxes payable in various jurisdictions, as well as accrued bonuses. Finally, the increase in cash provided by accrued income taxes was due to the timing and magnitude of tax accruals as a result of higher net earnings. These changes were largely offset by the increase in cash used for merchandise inventories due to increased inventory levels in fiscal 2010, notably in notebook computers and flat-panel televisions, as a result of increased consumer demand and a strengthening economy, compared to fiscal 2009 when we tightened inventory levels amidst a weaker economy and lower holiday sales.

The decrease in cash provided by operating activities in fiscal 2009 compared with fiscal 2008 was due primarily to changes in accounts receivable, merchandise inventories, other assets, other liabilities and accrued income taxes. The decrease in cash provided by accounts receivable was due to the timing of the receipt of customer and network carrier receivables in our Europe business, which were collected subsequent to the December month-end (the last month reported in our fiscal year for our Europe business). The increase in cash used for other assets was due primarily to increases in restricted cash balances as well as a decrease in cash provided by long-term receivables associated with our Europe business due to timing of collection. In addition, we had increases in cash used for other liabilities due primarily to the timing of payments of payroll and employer taxes and other accruals as well as a decrease in cash provided by gift card sales. Finally, the increase in cash used for accrued income taxes was due to the timing of tax payments. These changes were largely offset by the decrease in cash used for merchandise inventories due to our efforts to control inventory spending given changes in consumer demand experienced in the latter half of fiscal 2009.

Investing Activities

The decrease in cash used in investing activities in fiscal 2010 compared with fiscal 2009 was due primarily to the $2.2 billion of net cash associated with the acquisition of businesses in fiscal 2009, largely Best Buy Europe. Also contributing to the decrease was a decrease in capital expenditures to $615 million in fiscal 2010, compared to $1.3 billion in fiscal 2009. See Capital Expenditures below for additional information.

The change in cash used in investing activities in fiscal 2009, compared with cash provided in fiscal 2008, was due to a decrease in the net sales of investments of $2.3 billion and increases in cash used for acquisition activities and capital expenditures. We liquidated a substantial portion of our investment portfolio in fiscal 2008 in order to repay debt incurred to fund our accelerated share repurchase ("ASR") program. We acquired Best Buy Europe and Napster for an aggregate $2.2 billion in fiscal 2009 and Speakeasy for $89 million in fiscal 2008. In addition, capital expenditures in fiscal 2009 increased to $1.3 billion, compared to $797 million in fiscal 2008. See Capital Expenditures below for additional information.

Financing Activities

The change in cash used in financing activities in fiscal 2010, compared with cash provided by financing activities in fiscal 2009, was primarily the result of a $1.1 billion decrease in borrowings, net of repayments, compared to the prior year. Larger borrowings in the prior year were associated with the acquisition of Best Buy Europe and normal working capital needs. In addition, our increased operating cash flows in fiscal 2010 has allowed us to decrease our short-term borrowings.

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

Sources of Liquidity

Funds generated by operating activities, available cash and cash equivalents, and our credit facilities continue to be our most significant sources of liquidity. We believe our sources of liquidity will be sufficient to sustain operations and to finance anticipated expansion plans and strategic initiatives in fiscal 2011. However, in the event our liquidity is insufficient, we may be required to limit our future expansion plans or we may not be able to pursue business opportunities. There can be no assurance that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under our existing credit facilities or obtain additional financing, if necessary, on favorable terms.

We have a $2.3 billion five-year unsecured revolving credit facility, as amended (the "Credit Facility"), with a syndicate of banks, with no borrowings outstanding at February 27, 2010. The Credit Facility expires in September 2012. At April 26, 2010, we had no borrowings outstanding under the Credit Facility.

We have $962 million available under secured and unsecured revolving demand and credit facilities related to our International segment operations, of which $663 million was outstanding at February 27, 2010.

Our ability to access our facilities is subject to our compliance with the terms and conditions of our facilities, including financial covenants. The financial covenants require us to maintain certain financial ratios. At February 27, 2010, we were in compliance with all such financial covenants. If an event of default were to occur with respect to any of our other debt, it would likely constitute an event of default under our credit facilities as well.

An interest coverage ratio represents the ratio of pre-tax earnings before fixed charges (interest expense and the interest portion of rent expense) to fixed charges. Our interest coverage ratio, calculated as reported in Exhibit No. 12.1 of this Annual Report on Form 10-K, was 6.08 and 5.52 in fiscal 2010 and 2009, respectively.

Our credit ratings and outlooks at April 26, 2010, are summarized below and are consistent with the ratings and outlooks reported in our Annual Report on Form 10-K for the fiscal year ended February 28, 2009.

Rating Agency	Rating	Outlook

Fitch Ratings Ltd.	BBB+	Negative
Moody's Investors Service, Inc.	Baa2	Stable
Standard & Poor's Ratings Services	BBB-	Stable

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

Auction Rate Securities and Restricted Cash

At February 27, 2010, and February 28, 2009, we had $280 million and $314 million, respectively, invested in auction-rate securities ("ARS") recorded at fair value within short-term investments and equity and other investments (long-term) in our consolidated balance sheet. The majority of our ARS portfolio is AAA/Aaa-rated and collateralized by student loans, which are guaranteed 95% to 100% by the U.S. government. Due to the auction failures that began in mid-February 2008, we have been unable to liquidate many of our ARS. The investment principal associated with our ARS subject to failed auctions will not be accessible until successful auctions occur, a buyer is found outside of the auction process, the issuers establish a different form of financing to replace these securities or final payments are due according to the contractual maturities of the debt issues, which range from six to 38 years. We intend to hold our ARS until we can recover the full principal amount through one of the means described above, and have the ability to do so based on our other sources of liquidity.

Our liquidity is also affected by restricted cash balances that are pledged as collateral or restricted to use for vendor payables, general liability insurance, workers' compensation insurance and customer warranty and insurance programs. Restricted cash and cash equivalents, which are included in other current assets, were $482 million and $487 million at February 27, 2010, and February 28, 2009, respectively.

Capital Expenditures

A component of our long-term strategy is our capital expenditure program. This program includes, among other things, investments in new stores, store remodeling, store relocations and expansions, new distribution facilities and information technology enhancements. During fiscal 2010, we invested $615 million in property and equipment, including opening 191 new stores; expanding and remodeling certain stores; and upgrading our information technology systems and capabilities. The 52.8% reduction in our capital expenditures compared to the prior fiscal year was due to lower spend across all categories below. The following table presents our capital expenditures for each of the past three fiscal years ($ in millions):

	2010	2009	2008

New stores	$229	$387	$267
Store-related projects(1)	90	333	222
Information technology	275	494	259
Other	21	89	49

Total capital expenditures	$615	$1,303	$797

(1)
Includes store remodels and expansions, as well as various merchandising projects.

Debt and Capital

6.75% Notes

In June 2008, we sold $500 million principal amount of notes due July 15, 2013 ("Notes"). The Notes bear interest at a fixed rate of 6.75% per year, payable semi-annually on January 15 and July 15, beginning January 15, 2009. The interest payable on the Notes is subject to adjustment if either Moody's Investors Service, Inc. or Standard & Poor's Ratings Services downgrades to below investment grade the rating assigned to the Notes. Net proceeds from the sale of the Notes were

$496 million, after an initial issuance discount of approximately $1 million and other transaction costs.

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

Holders may require us to purchase all or a portion of their debentures on January 15, 2012, and again on January 15, 2017, if not previously redeemed, at a purchase price equal to 100% of the principal amount of the debentures plus accrued and unpaid interest up to but not including the date of purchase. We have the option to settle the purchase price in cash, stock or a combination of cash and stock.

The debentures become convertible into shares of our common stock at a conversion rate of 21.7391 shares per $1,000 principal amount of debentures, equivalent to an initial conversion price of $46.00 per share, if the closing price of our common stock exceeds a specified price for 20 consecutive trading days in a 30-trading day period preceding the date of conversion, if our credit rating falls below specified levels, if the debentures are called for redemption or if certain specified corporate transactions occur. The debentures were not convertible at February 27, 2010, and have not been convertible through April 26, 2010.

The debentures have an interest rate of 2.25% per annum. The interest rate may be reset, but not below 2.25% or above 3.25%, on July 15, 2011, and July 15, 2016. One of our subsidiaries has guaranteed the debentures.

Other

At the end of fiscal 2010, we had $186 million outstanding under financing lease obligations.

Share Repurchases and Dividends

From time to time, we repurchase our common stock in the open market pursuant to programs approved by our Board. We may repurchase our common stock for a variety of reasons, such as acquiring shares to offset dilution related to equity-based incentives, including stock options and our employee stock purchase plan, and optimizing our capital structure.

In June 2007, our Board authorized up to $5.5 billion in share repurchases. The authorization, which became effective on June 26, 2007, terminated and replaced a $1.5 billion share repurchase program authorized by our Board in June 2006. There is no expiration date governing the period over which we can repurchase shares under the June 2007 authorization.

At the end of fiscal 2010, 2009 and 2008, $2.5 billion of the $5.5 billion share repurchase program authorized by our Board in June 2007 was available for future share repurchases. We made no share repurchases in fiscal 2010 or 2009.

In accordance with our June 2007 share repurchase authorization, in fiscal 2008, we entered into an ASR program authorized by our Board. The ASR program consisted of two agreements to purchase shares of our common stock from Goldman for an aggregate purchase price of $3.0 billion. The ASR program concluded in February 2008. Total aggregate shares repurchased under the ASR program were 65.8 million shares. In fiscal 2008, we also purchased and retired 9.8 million shares at a cost of $461 million under the June 2006 share repurchase program.

We consider several factors in determining when to make share repurchases including, among other things, our cash needs, the availability of funding and the market price of our stock. We expect that cash provided by future operating activities, as well as available cash and cash equivalents and short-term investments, will be the sources of funding for our share repurchase program. Based on the anticipated amounts to be generated from those sources of funds in relation to the remaining authorization approved by our Board under the June 2007 share repurchase authorization, we do not expect that future share repurchases will have a material impact on our short-term or long-term liquidity.

In fiscal 2004, our Board initiated the payment of a regular quarterly cash dividend on our common stock. A quarterly cash dividend has been paid in each subsequent quarter. Effective with the quarterly cash dividend paid in the third quarter of fiscal 2008, we increased our quarterly cash dividend per share by 30%, from $0.10 per share to $0.13 per share. Effective with the quarterly cash dividend paid in the third quarter of fiscal 2009, we increased our quarterly cash dividend per share by 8% to $0.14 per share, and maintained our cash dividend at that rate for the balance of fiscal 2009 and throughout fiscal 2010. The payment of cash dividends is subject to customary legal and contractual restrictions. During fiscal 2010, we made four cash dividend payments totaling $0.56 per share, or $234 million in the aggregate.

Other Financial Measures

Our debt-to-capitalization ratio, which represents the ratio of total debt, including the current portion of long-term debt, to total capitalization (total debt plus total shareholders' equity), decreased to 22% at the end of fiscal 2010, compared with 30% at the end of fiscal 2009. The decrease was due primarily to a higher shareholders' equity balance at the end of fiscal 2010, largely caused by accumulated retained earnings. Cash generated from operations allowed us to reduce our short-term borrowings, which further contributed to the decrease in our debt-to-capitalization ratio. We view our debt-to-capitalization ratio as an important indicator of our creditworthiness. Our adjusted debt-to-capitalization ratio, which includes capitalized operating lease obligations in its calculation, was 63% at the end of fiscal 2010, compared with 68% at the end of fiscal 2009.

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

	2010	2009

Debt (including current portion)	$1,802	$1,963
Capitalized operating lease obligations (eight times rental expense)(1)	9,013	8,114

Total debt (including capitalized operating lease obligations)	$10,815	$10,077

Debt (including current portion)	$1,802	$1,963
Capitalized operating lease obligations (eight times rental expense)(1)	9,013	8,114
Total Best Buy Co., Inc. shareholders' equity	6,320	4,643

Adjusted capitalization	$17,135	$14,720

Debt-to-capitalization ratio	22%	30%
Adjusted debt-to-capitalization ratio (including capitalized operating lease obligations)	63%	68%
(1)
The multiple of eight times annual rental expense in the calculation of our capitalized operating lease obligations is the multiple used for the retail sector by one of the nationally recognized credit rating agencies that rate our creditworthiness.

Off-Balance-Sheet Arrangements and Contractual Obligations

Other than operating leases, we do not have any off-balance-sheet financing. A summary of our operating lease obligations by fiscal year is included in the "Contractual Obligations" table below. Additional information regarding our operating leases is available in Item 2, Properties, and Note 9, Leases, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data. The following table presents information regarding our contractual obligations by fiscal year ($ in millions):

		Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Short-term debt obligations	$663	$663	$—	$—	$—
Long-term debt obligations	904	—	903	—	1
Capital lease obligations	49	14	12	5	18
Financing lease obligations	186	21	46	47	72
Interest payments	322	71	123	47	81
Operating lease obligations(1)	8,480	1,162	2,130	1,853	3,335
Purchase obligations(2)	2,369	1,078	645	447	199
Unrecognized tax benefits(3)	393
Deferred compensation(4)	61

Total	$13,427	$3,009	$3,859	$2,399	$3,706

Note: For additional information refer to Note 6, Debt; Note 9, Leases; Note 11, Income Taxes and Note 13, Contingencies and Commitments, in the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

(1)
Operating lease obligations do not include payments to landlords covering real estate taxes and common area maintenance. These charges, if included, would increase total operating lease obligations by $2.2 billion at February 27, 2010.

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

(3)
Unrecognized tax benefits relate to uncertain tax positions recorded under accounting guidance that we adopted on March 4, 2007. As we are not able to reasonably estimate the timing of the payments or the amount by which the liability will increase or decrease over time, the related balances have not been reflected in the "Payments Due by Period" section of the table.

(4)
Included in other long-term liabilities on our consolidated balance sheet at February 27, 2010, was a $61 million obligation for deferred compensation. As the specific payment dates for the deferred compensation are unknown, the related balances have not been reflected in the "Payments Due by Period" section of the table.

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

Our significant accounting policies are discussed in Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data. We believe that the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results, and they require our most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. We have reviewed these critical accounting estimates and related disclosures with the Audit Committee of our Board.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions

Inventory Reserves

We value our inventory at the lower of the cost of the inventory or fair market value through the establishment of markdown and inventory loss reserves.
Our markdown reserve represents the excess of the cost over the amount we expect to realize from the ultimate sale or other disposal of the inventory. Markdowns establish a new cost basis for our inventory. Subsequent changes in facts or circumstances do not result in the restoration of previously recorded markdowns or an increase in that newly established cost basis.

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
We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our markdown reserve. However, if estimates regarding consumer demand are inaccurate or changes in technology affect demand for certain products in an unforeseen manner, we may be exposed to losses or gains that could be material. A 10% difference in our actual markdown reserve at February 27, 2010, would have affected net earnings by approximately $9 million in fiscal 2010.

We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our inventory loss reserve. However, if our estimates regarding physical inventory losses are inaccurate, we may be exposed to losses or gains that could be material. A 10% difference in actual physical inventory losses reserved for at February 27, 2010, would have affected net earnings by approximately $5 million in fiscal 2010.

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
A 10% difference in our vendor receivables at February 27, 2010, would have affected net earnings by approximately $10 million in fiscal 2010.
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

Goodwill and Intangible Assets

We evaluate goodwill and other indefinite-lived intangible assets for impairment annually in the fiscal fourth quarter and whenever events or changes in circumstances indicate the carrying value of the goodwill or other intangible assets may not be recoverable. We test for goodwill impairment at the reporting unit level, which is at the operating segment level or one level below the operating segment.

The impairment evaluation involves comparing the fair value of each reporting unit to its carrying value, including goodwill. Fair value reflects the price a market participant would be willing to pay in a potential sale of the reporting unit. If the fair value exceeds carrying value, then it is concluded that no goodwill impairment has occurred. If the carrying value of the reporting unit exceeds its fair value, a second step is required to measure possible goodwill impairment loss. The second step includes hypothetically valuing the tangible and intangible assets and liabilities of the reporting unit as if the reporting unit had been acquired in a business combination. Then, the implied fair value of the reporting unit's goodwill is compared to the carrying value of that goodwill. If the carrying value of the reporting unit's goodwill exceeds the implied fair value of the goodwill, we recognize an impairment loss in an amount equal to the excess, not to exceed the carrying value.
We determine the fair value of each reporting unit primarily using a discounted cash flow model. Significant management judgment is necessary to evaluate the impact of operating and macroeconomic changes on each reporting unit. Critical assumptions include comparable store sales growth, store count, gross margins, SG&A rates, working capital fluctuations, capital expenditures, terminal growth rates and an appropriate discount rate. Discount rates are determined separately for each reporting unit using the capital asset pricing model, and for fiscal 2010 ranged from 10% - 16%. We also use comparable market earnings multiple data and our enterprise market capitalization to corroborate our reporting unit valuations.
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
The carrying values of goodwill and indefinite-lived intangible assets at February 27, 2010, were $2.5 billion and $112 million, respectively.
We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to test for impairment losses on goodwill and other intangible assets. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to an impairment charge that could be material.
Tax Contingencies

Our income tax returns, like those of most companies, are periodically audited by domestic and foreign tax authorities. These audits include questions regarding our tax filing positions, including the timing and amount of deductions and the allocation of income among various tax jurisdictions. At any one time, multiple tax years are subject to audit by the various tax authorities. In evaluating the exposures associated with our various tax filing positions, we record a liability for exposures. A number of years may elapse before a particular matter, for which we have established a liability, is audited and fully resolved or clarified. We adjust our liability for unrecognized tax benefits and income tax provision in the period in which an uncertain tax position is effectively settled, the statute of limitations expires for the relevant taxing authority to examine the tax position or when more information becomes available.
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
We record an allowance for doubtful accounts receivable for amounts due from third parties that we do not expect to collect. We estimate the allowance based on historical write offs and chargebacks as well as aging trends.
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

We have customer loyalty programs which allow members to earn points for each purchase completed at any of our Best Buy stores, or through our related Web sites or when using our co-branded credit cards. Points earned enable members to receive a certificate that may be redeemed on future purchases at Best Buy stores and Web sites. The value of points earned by our loyalty program members is included in accrued liabilities and recorded as a reduction in revenue at the time the points are earned, based on the value of points that are projected to be redeemed.
Our revenue recognition accounting methodology contains uncertainties because it requires management to make assumptions and to apply judgment to estimate the amount and timing of future sales returns, uncollectible accounts and redemptions of gift cards and certificates. Our estimate of the amount and timing of sales returns, uncollectible accounts and redemptions of gift cards and certificates is based primarily on historical transaction experience.
We have not made any material changes in the accounting methodology we use to measure sales returns or doubtful accounts or to recognize revenue for our gift card and customer loyalty programs during the past three fiscal years. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to measure sales returns and doubtful accounts or to recognize revenue for our gift card and customer loyalty programs. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material.
A 10% change in our sales return reserve at February 27, 2010, would have affected net earnings by approximately $1 million in fiscal 2010.
A 10% change in our allowance for doubtful accounts receivable at February 27, 2010, would have affected net earnings by approximately $6 million in fiscal 2010.
A 10% change in our gift card breakage rate at February 27, 2010, would have affected net earnings by approximately $10 million in fiscal 2010.
A 10% change in our customer loyalty program liability at February 27, 2010, would have affected net earnings by approximately $8 million in fiscal 2010.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions

Costs Associated With Exit Activities

We occasionally vacate stores and other locations prior to the expiration of the related lease. For vacated locations with remaining lease commitments, we record an expense for the difference between the present value of our future lease payments and related costs (e.g., real estate taxes and common area maintenance) from the date of closure through the end of the remaining lease term, net of expected future sublease rental income.

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
A 10% change in our location closing liability at February 27, 2010, would have affected net earnings by approximately $5 million in fiscal 2010.
Stock-Based Compensation

We have a stock-based compensation plan, which includes non-qualified stock options and nonvested share awards, and an employee stock purchase plan. See Note 1, Summary of Significant Accounting Policies, and Note 8, Shareholders' Equity, to the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for a complete discussion of our stock-based compensation programs.
We determine the fair value of our non-qualified stock option awards at the date of grant using option-pricing models. Non-qualified stock option awards are primarily valued using a lattice model.
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
A 10% change in our stock-based compensation expense for the year ended February 27, 2010, would have affected net earnings by approximately $7 million in fiscal 2010.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions

Self-Insured Liabilities

We are self-insured for certain losses related to health, workers' compensation and general liability claims as well as customer warranty and insurance programs, although we obtain third party insurance coverage to limit our exposure to these claims. We maintain wholly-owned insurance captives to manage a portion of these self-insured liabilities.

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
A 10% change in our self-insured liabilities at February 27, 2010, would have affected net earnings by approximately $7 million in fiscal 2010.
Acquisitions — Purchase Price Allocation

In accordance with accounting guidance for business combinations, we allocate the purchase price of an acquired business to its identifiable assets and liabilities based on estimated fair values. Noncontrolling interests' proportionate ownership of assets and liabilities are recorded at historical carrying values. The excess of the purchase price over the amount allocated to the assets and liabilities, if any, is recorded as goodwill.
We use all available information to estimate fair values. We typically engage outside appraisal firms to assist in the fair value determination of identifiable intangible assets such as tradenames and any other significant assets or liabilities. We adjust the preliminary purchase price allocation, as necessary, up to one year after the acquisition closing date as we obtain more information regarding asset valuations and liabilities assumed.
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
During the last three fiscal years, we completed four significant acquisitions:
    •  In October 2008, we acquired Napster for $122 million, including transaction costs.
    •  In June 2008, we acquired a 50% interest in Best Buy Europe for $2.2 billion, including transaction costs.
    •  In May 2007, we acquired Speakeasy for $103 million, including transaction costs and repayment of debt.
    •  In June 2006, we acquired a 75% interest in Five Star for $184 million, including a working capital injection of $122 million and transaction costs and in February 2009, we acquired the remaining 25% interest for $196 million.
See Note 2, Acquisitions, to the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for the complete purchase price allocation calculations for acquisitions completed in fiscal 2010.
We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to complete the purchase price allocation and estimate the fair value of acquired assets and liabilities. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material.

New Accounting Standards

Accounting Standards Codification — In June 2009, the Financial Accounting Standards Board ("FASB") issued a standard that established the FASB Accounting Standards Codification (the "ASC"), which effectively amended the hierarchy of U.S. GAAP and established only two levels of GAAP, authoritative and nonauthoritative. All previously existing accounting standard documents were superseded, and the ASC became the single source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the ASC became nonauthoritative. The ASC was intended to provide access to the authoritative guidance related to a particular topic in one place. New guidance issued subsequent to June 30, 2009 will be communicated by the FASB through Accounting Standards Updates. The ASC was effective for financial statements for interim or annual reporting periods ending after September 15, 2009. We adopted and applied the provisions of the ASC in the third quarter of fiscal 2010, and have eliminated references to pre-ASC accounting standards throughout our consolidated financial statements. Our adoption of the ASC did not have a material impact on our consolidated financial statements.

Consolidation of Variable Interest Entities — In June 2009, the FASB issued new guidance on the treatment of a consolidation of variable interest entities ("VIE") in response to concerns about the application of certain key provisions of pre-existing guidance, including those regarding the transparency of an involvement with a VIE. Specifically, this new guidance requires a qualitative approach to identifying a controlling financial interest in a VIE and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. In addition, this new guidance requires additional disclosures about an involvement with a VIE and any significant changes in risk exposure due to that involvement. This new guidance is effective for fiscal years beginning after November 15, 2009. As such, we adopted the new guidance on February 28, 2010 and determined that it will not have an impact on our future consolidated financial position or results of operations.

Transfers of Financial Assets — In June 2009, the FASB issued new guidance on the treatment of transfers of financial assets which eliminates the concept of a "qualifying special-purpose entity," changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity's continuing involvement in and exposure to the risks related to transferred financial assets. This new guidance is effective for fiscal years beginning after November 15, 2009. As such, we adopted the new guidance on February 28, 2010 and determined that it will not have an impact on our future consolidated financial position or results of operations.

Subsequent Events — In May 2009, the FASB issued new guidance on the treatment of subsequent events which is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this new guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that occurred for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions that occurred after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This new guidance was effective for fiscal years and interim periods ended after June 15, 2009, and must be applied prospectively. We adopted and applied the provisions of the new guidance in the second quarter of fiscal 2010.

In February 2010, subsequent to our adoption of the new guidance discussed above, the FASB issued updated guidance on subsequent events, amending the May 2009 guidance. This updated guidance revised various terms and definitions within the guidance and requires us, as an "SEC filer," to evaluate subsequent events through the date the financial statements are issued, rather than through the date the financial statements are available to be issued. Furthermore, we no longer are required to disclose the date through which subsequent events have been evaluated. The updated guidance was effective for us immediately upon issuance. As such, we adopted and applied the provisions of the updated guidance in the fourth quarter of fiscal 2010, and have included the required disclosures in the Basis of Presentation section of

Note 1, Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data. Our adoption of both the new and updated guidance did not have an impact on our consolidated financial position or results of operations.

Fair Value and Other-Than-Temporary Impairments — In April 2009, the FASB issued new guidance intended to provide additional application guidance and require enhanced disclosures regarding fair value measurements and impairments of securities. New guidance related to determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly provides additional guidelines for estimating fair value in accordance with pre-existing guidance on fair value measurements. New guidance on recognition and presentation of other-than-temporary impairments provides additional guidance related to the disclosure of impairment losses on securities and the treatment of impairment losses on debt securities, but does not amend existing guidance related to other-than-temporary impairments of equity securities. Lastly, new guidance on interim disclosures about the fair value of financial instruments increases the frequency of fair value disclosures. The new guidance was effective for fiscal years and interim periods ended after June 15, 2009. As such, we adopted the new guidance in the second quarter of fiscal 2010, and have included the additional required interim disclosures about the fair value of financial instruments and valuation techniques in our quarterly reports. Our adoption of the new guidance did not have a material impact on our consolidated financial position or results of operations.

Derivatives and Hedging Disclosures — In March 2008, the FASB issued new guidance on disclosures about derivative instruments and hedging activities. This guidance was intended to improve financial reporting standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand the effect these instruments and activities have on an entity's financial position, financial performance and cash flows. Reporting entities are required to provide enhanced disclosures about: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under existing GAAP; and how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. The guidance was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Our adoption of the guidance in the fourth quarter of fiscal 2009 had no impact on our consolidated financial statements. However, in the first quarter of fiscal 2010, we entered into significant derivative hedging contracts and, accordingly, we have included the disclosures required by the guidance in Note 7, Derivative Instruments, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, on a prospective basis.

Business Combinations — In December 2007, the FASB issued new guidance on business combinations which significantly changed the accounting for business combinations in a number of areas, including the treatment of contingent consideration, preacquisition contingencies, transaction costs, in-process research and development and restructuring costs. In addition, under the guidance, changes in an acquired entity's deferred tax assets and uncertain tax positions after the measurement period impact income tax expense. The guidance was effective for fiscal years beginning after December 15, 2008. We adopted the guidance on March 1, 2009, which changed our accounting treatment for business combinations on a prospective basis.

Noncontrolling Interests — In December 2007, the FASB issued new guidance on noncontrolling interests in consolidated financial statements. The guidance changed the accounting and reporting for minority interests, which must be recharacterized as noncontrolling interests and classified as a component of shareholders' equity. This consolidation method significantly changed the treatment of transactions with minority interest holders. The guidance was effective for fiscal years beginning after December 15, 2008. We adopted the guidance on March 1, 2009, and applied its provisions prospectively, except for the presentation and disclosure requirements, which we applied retrospectively. Our adoption of the guidance did not have a material impact on our consolidated financial statements other than the following reporting and disclosure changes which we applied retrospectively to all periods presented:

(i)
we recharacterized minority interests previously reported on our consolidated balance sheets as noncontrolling interests and classified them as a component of shareholders' equity;

(ii)
we adjusted certain captions previously utilized on our consolidated statements of earnings to specifically identify net earnings attributable to noncontrolling interests and net earnings attributable to Best Buy Co., Inc.; and

(iii)
in order to reconcile net earnings to the cash flows from operating activities, we changed the starting point on our consolidated statements of cash flows from net earnings to net earnings including noncontrolling interests, with net earnings or loss from the noncontrolling interests (previously, minority interests) no longer a reconciling item in arriving at net cash flows from operating activities and reclassified acquisition of businesses, net of cash acquired within the investing activities section of our consolidated statements of cash flows to acquisition of noncontrolling interests within the financing activities section of our consolidated statements of cash flows.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

In addition to the risks inherent in our operations, we are exposed to certain market risks, including adverse changes in foreign currency exchange rates and interest rates.

Foreign Currency Exchange Rate Risk

We have market risk arising from changes in foreign currency exchange rates related to our International segment operations. On a limited basis, we use forward foreign exchange contracts to hedge the impact of fluctuations in foreign currency exchange rates. Our Canada and Europe businesses enter into the contracts primarily to hedge certain non-functional currency exposures. The aggregate notional amount and fair value recorded on our consolidated balance sheet related to our foreign exchange forward and swap contracts outstanding was $1.1 billion and $4 million, respectively, at February 27, 2010. The amount recorded in our consolidated statement of net earnings related to all contracts settled and outstanding was a loss of $1 million in fiscal 2010.

The overall weakness of the U.S. dollar since the end of fiscal 2009 has had a positive overall impact on our revenue and net earnings as the foreign denominations translated into more U.S. dollars. It is not possible to determine the exact impact of foreign currency exchange rate changes; however, the effect on reported revenue and net earnings can be estimated. We estimate that the overall weakness of the U.S. dollar had a favorable impact on our revenue and net earnings in fiscal 2010 of approximately $41 million and approximately $12 million, respectively.

Interest Rate Risk

Short- and long-term debt

At February 27, 2010, our short- and long-term debt was comprised primarily of credit facilities, our convertible debentures and our 6.75% notes. We do not manage the interest rate risk on our debt through the use of derivative instruments.

Our credit facilities are not subject to material interest rate risk. The credit facilities' interest rates may be reset due to fluctuations in a market-based index, such as the federal funds rate, the LIBOR, or the base rate or prime rate of our lenders. A hypothetical 100-basis-point change in the interest rates of our credit facilities would change our annual pre-tax earnings by $7 million.

There is no interest rate risk associated with our convertible debentures or 6.75% notes, as the interest rates are fixed at 2.25% and 6.75%, respectively, per annum.

Short- and long-term investments in debt securities

At February 27, 2010, our short- and long-term investments in debt securities were comprised of ARS. These investments are not subject to material interest rate risk. A hypothetical 100-basis-point change in the interest rate would change our annual pre-tax earnings by $3 million. We do not manage interest rate risk on our investments in debt securities through the use of derivative instruments.

Other Market Risks

Investments in auction-rate securities

At February 27, 2010, we held $280 million in investments in ARS, which includes a $5 million pre-tax temporary impairment. Given current conditions in the ARS market as described above in the Liquidity and Capital Resources section, included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report on Form 10-K, we may incur additional temporary unrealized losses or other-than-temporary realized losses in the future if market conditions were to persist and we were unable to recover the cost of our ARS investments. A hypothetical 100-basis-point loss from the par value of these investments would result in a $3 million impairment.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we assessed the effectiveness of our internal control over financial reporting as of February 27, 2010, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, we have concluded that our internal control over financial reporting was effective as of February 27, 2010. During our assessment, we did not identify any material weaknesses in our internal control over financial reporting. Deloitte & Touche LLP, the independent registered public accounting firm that audited our consolidated financial statements for the year ended February 27, 2010, included in

Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, has issued an unqualified attestation report on the effectiveness of our internal control over financial reporting as of February 27, 2010.

Brian J. Dunn Chief Executive Officer (duly authorized and principal executive officer)	James L. Muehlbauer Executive Vice President — Finance and Chief Financial Officer (duly authorized and principal financial officer)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Best Buy Co., Inc.:

We have audited the accompanying consolidated balance sheets of Best Buy Co., Inc. and subsidiaries (the "Company") as of February 27, 2010 and February 28, 2009, and the related consolidated statements of earnings, shareholders' equity, and cash flows for the each of the three years in the period ended February 27, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Best Buy Co., Inc. and subsidiaries as of February 27, 2010 and February 28, 2009, and the results of their operations and their cash flows for each of the three years in the period ended February 27, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the financial statements, the Company changed its method of accounting for noncontrolling interests with the adoption of FASB ASC 810, Consolidation (formerly FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of February 27, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 28, 2010, expressed an unqualified opinion on the Company's internal control over financial reporting.

Minneapolis, Minnesota
April 28, 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Best Buy Co., Inc.:

We have audited the internal control over financial reporting of Best Buy Co., Inc. and subsidiaries (the "Company") as of February 27, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 27, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended February 27, 2010 of the Company and our report dated April 28, 2010 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph relating to the Company's retrospective adjustment for the adoption of Financial Accounting Standards Board (FASB) Accounting Standards Codification 810, Consolidation (formerly FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51).

Minneapolis, Minnesota
April 28, 2010

Consolidated Balance Sheets

$ in millions, except per share and share amounts

	February 27, 2010	February 28, 2009

Assets
Current Assets
Cash and cash equivalents	$1,826	$498
Short-term investments	90	11
Receivables	2,020	1,868
Merchandise inventories	5,486	4,753
Other current assets	1,144	1,062

Total current assets	10,566	8,192
Property and Equipment
Land and buildings	757	755
Leasehold improvements	2,154	2,013
Fixtures and equipment	4,447	4,060
Property under capital lease	95	112

	7,453	6,940
Less accumulated depreciation	3,383	2,766

Net property and equipment	4,070	4,174
Goodwill	2,452	2,203
Tradenames	159	173
Customer Relationships	279	322
Equity and Other Investments	324	395
Other Assets	452	367

Total Assets	$18,302	$15,826

Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable	$5,276	$4,997
Unredeemed gift card liabilities	463	479
Accrued compensation and related expenses	544	459
Accrued liabilities	1,681	1,382
Accrued income taxes	316	281
Short-term debt	663	783
Current portion of long-term debt	35	54

Total current liabilities	8,978	8,435
Long-Term Liabilities	1,256	1,109
Long-Term Debt	1,104	1,126
Commitments and Contingencies (Note 13)
Shareholders' Equity
Best Buy Co., Inc. Shareholders' Equity
Preferred stock, $1.00 par value: Authorized — 400,000 shares; Issued and outstanding — none	—	—
Common stock, $0.10 par value: Authorized — 1.0 billion shares; Issued and outstanding — 418,815,000 and 413,684,000 shares, respectively	42	41
Additional paid-in capital	441	205
Retained earnings	5,797	4,714
Accumulated other comprehensive income (loss)	40	(317)

Total Best Buy Co., Inc. shareholders' equity	6,320	4,643
Noncontrolling interests	644	513

Total shareholders' equity	6,964	5,156

Total Liabilities and Shareholders' Equity	$18,302	$15,826

See Notes to Consolidated Financial Statements.

Consolidated Statements of Earnings

$ in millions, except per share amounts

Fiscal Years Ended	February 27, 2010	February 28, 2009	March 1, 2008

Revenue	$49,694	$45,015	$40,023
Cost of goods sold	37,534	34,017	30,477

Gross profit	12,160	10,998	9,546
Selling, general and administrative expenses	9,873	8,984	7,385
Restructuring charges	52	78	—
Goodwill and tradename impairment	—	66	—

Operating income	2,235	1,870	2,161
Other income (expense)
Investment income and other	54	35	129
Investment impairment	—	(111)	—
Interest expense	(94)	(94)	(62)

Earnings before income tax expense and equity in income (loss) of affiliates	2,195	1,700	2,228
Income tax expense	802	674	815
Equity in income (loss) of affiliates	1	7	(3)

Net earnings including noncontrolling interests	1,394	1,033	1,410
Net earnings attributable to noncontrolling interests	(77)	(30)	(3)

Net earnings attributable to Best Buy Co., Inc.	$1,317	$1,003	$1,407

Earnings per share attributable to Best Buy Co., Inc.
Basic	$3.16	$2.43	$3.20
Diluted	$3.10	$2.39	$3.12
Weighted-average common shares outstanding (in millions)
Basic	416.8	412.5	439.9
Diluted	427.5	422.9	452.9

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

$ in millions

Fiscal Years Ended	February 27, 2010	February 28, 2009	March 1, 2008

Operating Activities
Net earnings including noncontrolling interests	$1,394	$1,033	$1,410
Adjustments to reconcile net earnings to total cash provided by operating activities:
Depreciation	838	730	580
Amortization of definite-lived intangible assets	88	63	1
Asset impairments	4	177	—
Restructuring charges	52	78	—
Stock-based compensation	118	110	105
Deferred income taxes	(30)	(43)	74
Excess tax benefits from stock-based compensation	(7)	(6)	(24)
Other, net	(4)	12	(7)
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Receivables	(63)	(419)	12
Merchandise inventories	(609)	258	(562)
Other assets	(98)	(175)	42
Accounts payable	141	139	221
Other liabilities	279	(75)	74
Income taxes	103	(5)	99

Total cash provided by operating activities	2,206	1,877	2,025

Investing Activities
Additions to property and equipment, net of $9, $42 and $80 non-cash capital expenditures in fiscal 2010, 2009 and 2008, respectively	(615)	(1,303)	(797)
Purchases of investments	(16)	(81)	(8,501)
Sales of investments	56	246	10,935
Acquisitions of businesses, net of cash acquired	(7)	(2,170)	(89)
Change in restricted assets	18	(97)	(85)
Settlement of net investment hedges	40	—	—
Other, net	(16)	(22)	1

Total cash (used in) provided by investing activities	(540)	(3,427)	1,464

Financing Activities
Repurchase of common stock	—	—	(3,461)
Issuance of common stock under employee stock purchase plan and for the exercise of stock options	138	83	146
Dividends paid	(234)	(223)	(204)
Repayments of debt	(5,342)	(4,712)	(4,353)
Proceeds from issuance of debt	5,132	5,606	4,486
Acquisition of noncontrolling interests	(34)	(146)	—
Excess tax benefits from stock-based compensation	7	6	24
Other, net	(15)	(23)	(16)

Total cash (used in) provided by financing activities	(348)	591	(3,378)

Effect of Exchange Rate Changes on Cash	10	19	122

Increase (Decrease) in Cash and Cash Equivalents	1,328	(940)	233
Cash and Cash Equivalents at Beginning of Year	498	1,438	1,205

Cash and Cash Equivalents at End of Year	$1,826	$498	$1,438

Supplemental Disclosure of Cash Flow Information
Income taxes paid	$732	$766	$644
Interest paid	78	83	49

See Notes to Consolidated Financial Statements.

Consolidated Statements of Changes in Shareholders' Equity

$ and shares in millions

	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Best Buy Co., Inc.	Non controlling Interests	Total

Balances at March 3, 2007	481	$48	$430	$5,507	$216	$6,201	$35	$6,236
Net earnings	—	—	—	1,407	—	1,407	3	1,410
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	—	—	311	311	2	313
Unrealized losses on available-for-sale investments	—	—	—	—	(25)	(25)	—	(25)

Total comprehensive income						1,693	5	1,698

Cumulative effect of adopting a new accounting standard related to uncertain tax positions	—	—	—	(13)	—	(13)	—	(13)
Stock options exercised	4	—	93	—	—	93	—	93
Tax benefit from stock options, restricted stock and employee stock purchase plan	—	—	17	—	—	17	—	17
Issuance of common stock under employee stock purchase plan	1	—	53	—	—	53	—	53
Stock-based compensation	—	—	105	—	—	105	—	105
Common stock dividends, $0.46 per share	—	—	—	(204)	—	(204)	—	(204)
Repurchase of common stock	(75)	(7)	(690)	(2,764)	—	(3,461)	—	(3,461)

Balances at March 1, 2008	411	41	8	3,933	502	4,484	40	4,524
Net earnings	—	—	—	1,003	—	1,003	30	1,033
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	—	—	—	—	(830)	(830)	(175)	(1,005)
Unrealized losses on available-for-sale investments	—	—	—	—	(19)	(19)	—	(19)
Reclassification adjustment for impairment loss on available-for-sale security included in net earnings	—	—	—	—	30	30	—	30

Total comprehensive income						184	(145)	39

Acquisition of business	—	—	—	—	—	—	666	666
Acquisition of noncontrolling interest	—	—	—	—	—	—	(48)	(48)
Stock options exercised	2	—	34	—	—	34	—	34
Tax benefit from stock options, restricted stock and employee stock purchase plan	—	—	4	—	—	4	—	4
Issuance of common stock under employee stock purchase plan	1	—	49	—	—	49	—	49
Stock-based compensation	—	—	110	—	—	110	—	110
Common stock dividends, $0.54 per share	—	—	—	(222)	—	(222)	—	(222)

Balances at February 28, 2009	414	41	205	4,714	(317)	4,643	513	5,156
Net earnings	—	—	—	1,317	—	1,317	77	1,394
Other comprehensive income, net of tax:
Foreign currency translation adjustments	—	—	—	—	329	329	76	405
Unrealized gains on available-for-sale investments	—	—	—	—	28	28	—	28
Cash flow hedging instruments — unrealized gain (loss)						—	—	—

Total comprehensive income						1,674	153	1,827

Purchase accounting adjustments	—	—	—	—	—	—	(22)	(22)
Stock options exercised	4	1	95	—	—	96	—	96
Tax loss from stock options, restricted stock and employee stock purchase plan	—	—	(19)	—	—	(19)	—	(19)
Issuance of common stock under employee stock purchase plan	1	—	42	—	—	42	—	42
Stock-based compensation	—	—	118	—	—	118	—	118
Common stock dividends, $0.56 per share	—	—	—	(234)	—	(234)	—	(234)

Balances at February 27, 2010	419	$42	$441	$5,797	$40	$6,320	$644	$6,964

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

$ in millions, except per share amounts or as otherwise noted

1.   Summary of Significant Accounting Policies

Description of Business

Unless the context otherwise requires, the use of the terms "we," "us" and "our" in these notes to consolidated financial statements refers to Best Buy Co., Inc. and, as applicable, its consolidated subsidiaries. We are a multinational retailer of consumer electronics, home office products, entertainment software, appliances and related services.

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

The International segment is comprised of: (i) all Canada store, call center and online operations, operating under the brand names Best Buy, Best Buy Mobile, Future Shop and Geek Squad, (ii) all Europe store, call center and online operations, operating under the brand names The Carphone Warehouse, The Phone House and Geek Squad, (iii) all China store, call center and online operations, operating under the brand names Best Buy, Geek Squad and Five Star, (iv) all Mexico store operations operating under the brand names Best Buy and Geek Squad and (v) all Turkey store operations, operating under the brand names Best Buy and Geek Squad. Our International segment offers products and services similar to those of our U.S. Best Buy stores. However, Best Buy Canada stores do not carry appliances and Best Buy China and Five Star stores do not carry entertainment software. Further, our store format and offerings in Europe are similar to our Best Buy Mobile format and offerings in the U.S., primarily offering mobile phones, voice and data service plans and related accessories and services.

In support of our retail store operations, we also maintain Web sites for each of our brands including, but not limited to, BestBuy.com, BestBuy.ca, BestBuy.com.cn, espanol.BestBuy.com, BestBuyMobile.com, CarphoneWarehouse.com, Five-Star.cn, FutureShop.ca, GeekSquad.com, GeekSquad.ca, MagnoliaAV.com, Napster.com, PacificSales.com, PhoneHouse.com and Speakeasy.net.

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

In order to align our fiscal reporting periods and comply with statutory filing requirements in certain foreign jurisdictions, we consolidate the financial results of our Europe, China, Mexico and Turkey operations on a two-month lag. There were no significant intervening events which would have materially affected our consolidated financial statements had they been recorded during the fiscal year.

In preparing the accompanying consolidated financial statements, we evaluated the period from February 28, 2010 through the date the financial statements were issued for material subsequent events requiring recognition or disclosure. No such events were identified for this period.

Reclassifications

To maintain consistency and comparability, certain amounts from previously reported consolidated financial statements have been reclassified to conform to the current-year presentation. As a result of our adoption of

$ in millions, except per share amounts or as otherwise noted

accounting guidance related to the treatment of noncontrolling interests in consolidated financial statements, as described below in New Accounting Standards, we:

  •
  reclassified to noncontrolling interests, a component of shareholders' equity, $513 at February 28, 2009, which was previously reported as minority interests on our consolidated balance sheets;

  •
  reported as separate captions within our consolidated statements of earnings, net earnings including noncontrolling interests, net earnings attributable to noncontrolling interests, and net earnings attributable to Best Buy Co., Inc. of $1,033, $(30) and $1,003, respectively, for the fiscal year ended February 28, 2009, and $1,410, $(3) and $1,407, respectively, for the fiscal year ended March 1, 2008;

  •
  utilized net earnings including noncontrolling interests of $1,033 and $1,410 for the fiscal years ended February 28, 2009, and March 1, 2008, respectively, as the starting point on our consolidated statements of cash flows in order to reconcile net earnings to cash flows from operating activities, rather than beginning with net earnings, which was previously exclusive of noncontrolling interests; and

  •
  reclassified $(146) from acquisition of businesses, net of cash acquired within the investing activities section of our consolidated statements of cash flows to acquisition of noncontrolling interests within the financing activities section for the fiscal year ended February 28, 2009.

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

Fiscal Year

Our fiscal year ends on the Saturday nearest the end of February. Fiscal 2010, 2009 and 2008 each included 52 weeks.

Cash and Cash Equivalents

Cash primarily consists of cash on hand and bank deposits. Cash equivalents consist of money market funds, U.S. Treasury bills and time deposits such as certificates of deposit with an original maturity of three months or less when purchased. The amounts of cash equivalents at February 27, 2010, and February 28, 2009, were $1,108 and $159, respectively, and the weighted-average interest rates were 0.1% for both fiscal years.

Outstanding checks in excess of funds on deposit (book overdrafts) totaled $108 and $146 at February 27, 2010, and February 28, 2009, respectively, and are reflected as accounts payable in our consolidated balance sheets.

Receivables

Receivables consist principally of amounts due from network carriers in our Best Buy Europe business for commissions earned; banks for customer credit card, debit card and EBT transactions that take up to four days to process; and vendors for various programs, primarily as reimbursements of our costs such as markdowns, margin protection, advertising and sales incentives.

We establish allowances for uncollectible receivables based on historical collection trends and write-off history. Our allowances for uncollectible receivables were $101 and $97 at February 27, 2010, and February 28, 2009, respectively.

Merchandise Inventories

Merchandise inventories are recorded at the lower of cost using either the average cost or first-in first-out method, or market. In-bound freight-related costs from our vendors are included as part of the net cost of merchandise

$ in millions, except per share amounts or as otherwise noted

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

Our markdown reserve represents the excess of the cost over the amount we expect to realize from the ultimate sale or other disposal of the inventory. Markdowns establish a new cost basis for our inventory. Subsequent changes in facts or circumstances do not result in the reversal of previously-recorded markdowns or an increase in that newly established cost basis.

Restricted Assets

Restricted cash and investments in debt securities totaled $496 and $511, at February 27, 2010, and February 28, 2009, respectively, and are included in other current assets or equity and other investments in our consolidated balance sheets. Such balances are pledged as collateral or restricted to use for vendor payables, general liability insurance, workers' compensation insurance and warranty programs.

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

Costs associated with the acquisition or development of software for internal use are capitalized and amortized over the expected useful life of the software, from three to seven years. A subsequent addition, modification or upgrade to internal-use software is capitalized to the extent that it enhances the software's functionality or extends its useful life. Capitalized software is included in fixtures and equipment. Software maintenance and training costs are expensed in the period incurred.

Property under capital lease is comprised of buildings and equipment used in our retail operations and corporate support functions. The related depreciation for capital lease assets is included in depreciation expense. The carrying value of property under capital lease was $54 and $68 at February 27, 2010, and February 28, 2009, respectively, net of accumulated depreciation of $41 and $44, respectively.

Estimated useful lives by major asset category are as follows:

Asset	Life (in years)

Buildings	25-50
Leasehold improvements	3-25
Fixtures and equipment	2-20
Property under capital lease	2-20

Impairment of Long-Lived Assets and Costs Associated With Exit Activities

Long-lived assets, such as property and equipment, are evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Factors considered important that could result in an impairment review include, but are not limited to, significant underperformance relative to

$ in millions, except per share amounts or as otherwise noted

historical or planned operating results, significant changes in the manner of use of the assets or significant changes in our business strategies. An impairment loss is recognized when the estimated undiscounted cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. When an impairment loss is recognized, the carrying amount of the asset is reduced to its estimated fair value based on quoted market prices or other valuation techniques (e.g., discounted cash flow analysis).

The present value of costs associated with location closings, primarily future lease costs (net of expected sublease income), are charged to earnings when a location is vacated. We accelerate depreciation on property and equipment we expect to retire when a decision is made to abandon a location.

At February 27, 2010, and February 28, 2009, the obligation associated with location closings was $78 and $88, respectively, and is included within accrued liabilities and long-term liabilities in our consolidated balance sheets.

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

At February 27, 2010, and February 28, 2009, deferred rent included in accrued liabilities in our consolidated balance sheets was $38 and $26, respectively, and deferred rent included in long-term liabilities in our consolidated balance sheets was $309 and $283, respectively.

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

Goodwill and Intangible Assets

Goodwill

Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. We do not amortize goodwill but test it for impairment annually in the fiscal fourth quarter, or when indications of potential impairment exist. We monitor the existence of potential impairment indicators throughout the fiscal year.

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

Our valuation of identifiable intangible assets acquired is based on information and assumptions available to us at the time of acquisition, using income and market approaches to determine fair value. We test our indefinite-lived tradenames annually for impairment, or when indications of potential impairment exist.

$ in millions, except per share amounts or as otherwise noted

Our tradenames were as follows:

	February 27, 2010	February 28, 2009

Indefinite-lived	$112	$104
Definite-lived	47	69

Total	$159	$173

Goodwill Impairment Testing

We test for goodwill impairment at the reporting unit level. A reporting unit is an operating segment, or a business unit one level below that operating segment, for which discrete financial information is prepared and regularly reviewed by segment management. For fiscal 2010, 2009 and 2008, we determined that all of our reporting units were components of our operating segments, Domestic and International, and we did not aggregate any of our business units in determining our reporting units. In fiscal 2010, 2009 and 2008, there were no material changes to our reporting units other than new reporting units created as a result of acquisitions.

The impairment test involves comparing the fair value of each reporting unit to its carrying value, including goodwill. Fair value reflects the price a market participant would be willing to pay in a potential sale of the reporting unit. If the fair value exceeds carrying value, then we conclude that no goodwill impairment has occurred. If the carrying value of the reporting unit exceeds its fair value, a second step is required to measure possible goodwill impairment loss. The second step includes hypothetically valuing the tangible and intangible assets and liabilities of the reporting unit as if the reporting unit had been acquired in a business combination. Then, the implied fair value of the reporting unit's goodwill is compared to the carrying value of that goodwill. If the carrying value of the reporting unit's goodwill exceeds the implied fair value of the goodwill, we recognize an impairment loss in an amount equal to the excess, not to exceed the carrying value.

We determine the fair value of each reporting unit primarily using a discounted cash flow model. Significant management judgment is necessary to evaluate the impact of operating and macroeconomic changes on each reporting unit. Critical assumptions include projected comparable store sales growth, store count, gross profit rates, selling, general and administrative expense ("SG&A") rates, working capital fluctuations, capital expenditures and terminal growth rates, as well as an appropriate discount rate. Discount rates are determined separately for each reporting unit using the capital asset pricing model, and for fiscal 2010 ranged from 10% -16%. We also use comparable market earnings multiple data and our company's market capitalization to corroborate our reporting unit valuations.

We identified no goodwill impairments in fiscal 2008. In fiscal 2009, we recorded a goodwill impairment charge of $62 relating to our Speakeasy business. The decline in the fair value of Speakeasy was primarily the result of revenue forecasts that were lower than what we originally anticipated, which was partly due to lower-than-expected synergies with our other businesses. There were no goodwill impairments for any of our other reporting units in fiscal 2009.

In fiscal 2010, we identified no goodwill impairments. We determined that the fair value of our Speakeasy business, which has a remaining goodwill carrying value of $12, approximated its carrying value. For all of our other reporting units, we determined that the excess of fair value over carrying value was substantial.

Indefinite-Lived Tradename Impairment Testing

We utilize the relief from royalty method to determine the fair value of each our indefinite-lived tradenames. If the carrying value exceeds the fair value, we recognize an impairment loss in an amount equal to the excess. Significant management judgment is necessary to determine key assumptions, including projected revenue, royalty rates and appropriate discount rates. Royalty rates used are consistent with those assumed for original purchase accounting. Other assumptions are consistent with those we use for goodwill impairment testing purposes.

We identified no indefinite-lived tradename impairments in fiscal 2008. In fiscal 2009, we recorded an impairment charge of $4 relating to our Speakeasy tradename. The primary cause of the decline in the fair value was the lower revenue forecasts discussed above. In fiscal 2010, we identified no indefinite-lived tradename impairments.

$ in millions, except per share amounts or as otherwise noted

The changes in the carrying amount of goodwill and indefinite-lived tradenames by segment were as follows in fiscal 2010, 2009 and 2008:

	Goodwill			Indefinite-Lived Tradenames
	Domestic	International	Total	Domestic	International	Total

Balances at March 3, 2007	$375	$544	$919	$17	$64	$81
Acquisitions	75	(4)	71	6	—	6
Tax adjustment(1)	—	(3)	(3)	—	—	—
Changes in foreign currency exchange rates	—	101	101	—	10	10

Balances at March 1, 2008	450	638	1,088	23	74	97
Acquisitions	46	1,641	1,687	13	8	21
Tax adjustment(1)	—	17	17	—	—	—
Impairments	(62)	—	(62)	(4)	—	(4)
Changes in foreign currency exchange rates	—	(527)	(527)	—	(10)	(10)

Balances at February 28, 2009	434	1,769	2,203	32	72	104
Purchase accounting adjustments(1)	—	48	48	—	—	—
Changes in foreign currency exchange rates	—	201	201	—	8	8

Balances at February 27, 2010	$434	$2,018	$2,452	$32	$80	$112

(1)
Adjustments in fiscal 2008 and 2009 related to the resolution of certain tax matters associated with our acquisition of Future Shop and Five Star and in fiscal 2010, the finalization of the purchase price allocations from our acquisitions of Best Buy Europe and Five Star (see Note 2, Acquisitions).

The following table provides the gross amount of goodwill and the accumulated goodwill impairment losses:

	February 27, 2010		February 28, 2009
	Gross Carrying Amount	Cumulative Impairment	Gross Carrying Amount	Cumulative Impairment

Goodwill	$2,578	$126	$2,329	$126

Definite-Lived Intangible Assets

The following table provides the gross carrying amount and related accumulated amortization of definite-lived intangible assets:

	February 27, 2010		February 28, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Tradenames	$75	$(28)	$79	$(10)
Customer relationships	401	(122)	367	(45)

Total	$476	$(150)	$446	$(55)

$ in millions, except per share amounts or as otherwise noted

Total amortization expense was $88, $63, and $1 in fiscal 2010, 2009, and 2008, respectively. At February 27, 2010, future amortization expense for identifiable intangible assets for the next five fiscal years was expected to be:

Fiscal Year

2011	$88
2012	66
2013	45
2014	41
2015	36
Thereafter	50

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

	February 27, 2010		February 28, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Lease rights	$137	$(46)	$119	$(29)

Lease rights amortization expense was $18, $9 and $5 in fiscal 2010, 2009 and 2008, respectively. We expect current lease rights amortization expense to be approximately $14 for each of the next five fiscal years.

Investments

Debt Securities

Our short- and long-term investments in debt securities are comprised of auction-rate securities ("ARS"). In accordance with accounting guidance for the treatment of certain investments in debt and equity securities, and based on our ability to market and sell these instruments, we classify auction-rate securities as available-for-sale and carry them at fair value. Auction-rate securities were intended to behave like short-term debt instruments because their interest rates reset periodically through an auction process, typically at intervals of seven, 28 and 35 days. Investments in these securities can be sold for cash at par value on the auction date if the auction is successful. Substantially all of our auction-rate securities are AAA/Aaa-rated and collateralized by student loans, which are guaranteed 95% to 100% by the U.S. government. We also hold auction-rate securities that are in the form of municipal revenue bonds, which are AA/Aa-rated and insured by bond insurers. We do not have any investments in securities that are collateralized by assets that include mortgages or subprime debt. Our intent with these investments is not to hold these securities to maturity, but to use the periodic auction feature to provide liquidity as needed. See Note 3, Investments, for further information.

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

$ in millions, except per share amounts or as otherwise noted

classification in accordance with GAAP on an annual basis, or when indications of potential impairment exist. If a decline in the fair value of a security is deemed by management to be other-than-temporary, we write down the cost basis of the investment to fair value, and the amount of the write-down is included in net earnings.

Insurance

We are self-insured for certain losses related to health, workers' compensation and general liability claims, as well as customer warranty and insurance programs, although we obtain third-party insurance coverage to limit our exposure to these claims. A portion of these self-insured losses are managed through wholly-owned insurance captives. We estimate our self-insured liabilities using a number of factors, including historical claims experience, an estimate of incurred but not reported claims, demographic factors and severity factors, and utilizing valuations provided by independent third-party actuaries. Our self-insured liabilities included in the consolidated balance sheets were as follows:

	February 27, 2010	February 28, 2009

Accrued liabilities	$64	$71
Long-term liabilities	46	50

Total	$110	$121

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

Our income tax returns, like those of most companies, are periodically audited by U.S. federal, state and local and foreign tax authorities. These audits include questions regarding our tax filing positions, including the timing and amount of deductions and the allocation of income among various tax jurisdictions. At any one time, multiple tax years are subject to audit by the various tax authorities. In evaluating the tax benefits associated with our various tax filing positions, we record a tax benefit for uncertain tax positions using the highest cumulative tax benefit that is more likely than not to be realized. A number of years may elapse before a particular matter, for which we have established a liability, is audited and effectively settled. We adjust our liability for unrecognized tax benefits in the period in which we determine the issue is effectively settled with the tax authorities, the statute of limitations expires for the relevant taxing authority to examine the tax position or when more information becomes available. We include our liability for unrecognized tax benefits, including accrued penalties and interest, in accrued income taxes and other long-term liabilities on our consolidated balance sheets and in income tax expense in our consolidated statements of earnings.

Accrued Liabilities

The major components of accrued liabilities at February 27, 2010, and February 28, 2009, included state and local tax liabilities, deferred revenue, rent-related liabilities including accrued real estate taxes, loyalty program liabilities and self-insurance reserves.

Long-Term Liabilities

The major components of long-term liabilities at February 27, 2010, and February 28, 2009, included unrecognized tax benefits, rent-related liabilities, deferred

$ in millions, except per share amounts or as otherwise noted

revenue, deferred income tax liabilities, deferred compensation plan liabilities and self-insurance reserves.

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

Revenue Recognition

Our revenue arises primarily from sales of merchandise and services. We also record revenue from sales of service contracts and extended warranties, fees earned from private label and co-branded credit card agreements and amounts billed to customers for shipping and handling. Revenue excludes sales taxes.

We recognize revenue when the sales price is fixed or determinable, collectability is reasonably assured and the customer takes possession of the merchandise, or in the case of services, at the time the service is provided. Revenue is recognized for store sales when the customer receives and pays for the merchandise. For online sales, we defer revenue and the related product costs for shipments that are in-transit to the customer, and recognize revenue at the time the customer receives the product. Online customers typically receive goods within a few days of shipment. Revenue from merchandise sales and services is reported net of estimated sales returns. Our sales returns reserve represents the gross margin effect of sales returns, estimated based on historical return rates. Our sales returns reserve was $17 and $18, at February 27, 2010, and February 28, 2009, respectively.

We sell service contracts, such as for mobile phone and television service, as well as extended warranties that typically have terms that range from three months to four years. In jurisdictions where we are deemed to be the obligor on the contract, service revenue is deferred and recognized ratably over the term of the service contract. In jurisdictions where we sell service contracts or extended warranties on behalf of an unrelated third party, where we are not deemed to be the obligor on the contract, commissions are recognized in revenue at the time of sale. Commissions from the sale of extended warranties represented 2.0%, 2.0% and 2.1% of revenue in fiscal 2010, 2009 and 2008, respectively.

For revenue transactions that involve multiple deliverables, we defer the revenue associated with any undelivered elements. The amount of revenue deferred in connection with the undelivered elements is determined using the relative fair value of each element, which is generally based on each element's relative retail price.

At February 27, 2010, and February 28, 2009, deferred revenue included within accrued liabilities and long-term liabilities in our consolidated balance sheets was $451 and $363, respectively.

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

$ in millions, except per share amounts or as otherwise noted

Gift card breakage income was as follows in fiscal 2010, 2009 and 2008:

	2010	2009	2008

Gift card breakage income	$43	$38	$34

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

The banks are the sole owner of the accounts receivable generated under the programs and absorb losses associated with non-payment by the cardholders and fraudulent usage of the accounts. Accordingly, sales generated through our private-label and co-branded credit cards are not reflected in our receivables. We earn revenue from fees the banks pay to us based on the number of credit card accounts activated and card usage. In accordance with accounting guidance for revenue arrangements with multiple deliverables, we defer revenue received from cardholder account activations and recognize revenue on a straight-line basis over the remaining term of the applicable agreement. The banks may also reimburse us for certain costs such as tender costs and Reward Zone points associated with our programs. We pay financing fees, which are recognized as a reduction of revenue, to the banks, which fees are variable based on certain factors such as the London Interbank Offered Rate ("LIBOR"), charge volume and/or the types of promotional financing offers.

We also have similar agreements for the issuance of private-label and/or co-branded credit cards with banks for our businesses in Canada, China and Mexico.

In addition to our private-label and co-branded credit cards, we also accept Visa®, MasterCard®, Discover®, JCB® and American Express® credit cards, as well as debit cards from all major international networks.

Sales Incentives

We frequently offer sales incentives that entitle our customers to receive a reduction in the price of a product or service. Sales incentives include discounts, coupons and other offers that entitle a customer to receive a reduction in the price of a product or service either at the point of sale or by submitting a claim for a refund or rebate. For sales incentives issued to a customer in conjunction with a sale of merchandise or services, for which we are the obligor, the reduction in revenue is recognized at the time of sale, based on the retail value of the incentive expected to be redeemed.

Customer Loyalty Programs

We have customer loyalty programs which allow members to earn points for each qualifying purchase. Points earned enable members to receive a certificate that may be redeemed on future purchases at our Best Buy stores. There are two ways that members may participate and earn loyalty points.

First, we have customer loyalty programs where members earn points for each purchase completed at our Best Buy stores or through our related Web sites in the U.S. and Canada. Certificates expire three months from the date of issuance. The retail value of points earned by our loyalty program members is included in accrued liabilities and recorded as a reduction of revenue at the time the points are earned, based on the percentage of points that are projected to be redeemed.

Second, under our co-branded credit card agreements with banks, we have a customer loyalty credit card bearing the Best Buy brand. Cardholders earn points for purchases made at our Best Buy stores and related Web sites in the U.S. and Canada, as well as purchases at other merchants. Points earned enable cardholders to receive certificates that may be redeemed on future purchases at our Best Buy stores and related Web sites. Certificates expire six months from the date of issuance. The retail value of points earned by our cardholders is included in accrued liabilities and recorded as a reduction of revenue at the time the points are earned, based on the percentage of points that are projected to be redeemed.

We recognize revenue when: (i) a certificate is redeemed by the customer, (ii) a certificate expires or (iii) the likelihood of a certificate being redeemed by a customer is remote ("certificate breakage"). We determine our certificate breakage rate based upon historical redemption patterns.

$ in millions, except per share amounts or as otherwise noted

Cost of Goods Sold and Selling, General and Administrative Expenses

The following table illustrates the primary costs classified in each major expense category:

Cost of Goods Sold
•	Total cost of products sold including:
	—	Freight expenses associated with moving merchandise inventories from our vendors to our distribution centers;
	—	Vendor allowances that are not a reimbursement of specific, incremental and identifiable costs to promote a vendor's products; and
	—	Cash discounts on payments to merchandise vendors;
•	Cost of services provided including:
	—	Payroll and benefits costs for services employees; and
	—	Cost of replacement parts and related freight expenses;
•	Physical inventory losses;
•	Markdowns;
•	Customer shipping and handling expenses;
•	Costs associated with operating our distribution network, including payroll and benefit costs, occupancy costs, and depreciation; and
•	Freight expenses associated with moving merchandise inventories from our distribution centers to our retail stores.

SG&A
•	Payroll and benefit costs for retail and corporate employees;
•	Occupancy and maintenance costs of retail, services and corporate facilities;
•	Depreciation and amortization related to retail, services and corporate assets;
•	Advertising costs;
•	Vendor allowances that are a reimbursement of specific, incremental and identifiable costs to promote a vendor's products;
•	Tender costs, including bank charges and costs associated with credit and debit card interchange fees;
•	Charitable contributions;
•	Outside and outsourced service fees;
•	Long-lived asset impairment charges; and
•	Other administrative costs, such as supplies, and travel and lodging.

Vendor Allowances

We receive funds from vendors for various programs, primarily as reimbursements for costs such as markdowns, margin protection, advertising and sales incentives. We have agreements with vendors setting forth the specific conditions for each allowance or payment. These agreements range in periods from a day up to a year. Vendor allowances provided as reimbursement of specific, incremental and identifiable costs incurred to promote a vendor's products are included as an expense reduction when the cost is incurred. All other vendor allowances, including vendor allowances received in excess of our cost to promote a vendor's product, are initially deferred and recorded as a reduction of merchandise inventories. The deferred amounts are then included as a reduction of cost of goods sold when the related product is sold.

Vendor allowances included in SG&A for reimbursement of specific, incremental and identifiable costs to promote and sell a vendor's products were $139, $161 and $178 in fiscal 2010, 2009 and 2008, respectively.

Advertising Costs

Advertising costs, which are included in SG&A, are expensed the first time the advertisement runs. Advertising costs consist primarily of print and television advertisements as well as promotional events. Net advertising expenses were $740, $765 and $684 in fiscal 2010, 2009 and 2008, respectively. Allowances received from vendors for advertising of $98, $117 and $156, in fiscal 2010, 2009 and 2008, respectively, were classified as reductions of advertising expenses.

Pre-Opening Costs

Non-capital expenditures associated with opening new stores are expensed as incurred.

Stock-Based Compensation

We apply the fair value recognition provisions of accounting guidance as they relate to our stock-based compensation, which require us to recognize expense for the fair value of our stock-based compensation awards.

$ in millions, except per share amounts or as otherwise noted

We elected the modified prospective transition method as permitted by the share-based payment accounting guidance. Under this transition method, stock-based compensation expense in fiscal 2010, 2009 and 2008 included: (i) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of February 26, 2005, based on the grant date fair value estimated in accordance with the prior accounting guidance for the treatment of stock-based compensation; and (ii) compensation expense for all stock-based compensation awards granted subsequent to February 26, 2005, based on the grant-date fair value estimated in accordance with the provisions of the revised guidance. We recognize compensation expense on a straight-line basis over the requisite service period of the award (or to an employee's eligible retirement date, if earlier). In accordance with the modified prospective transition method, financial results for prior periods have not been restated.

New Accounting Standards

Accounting Standards Codification — In June 2009, the Financial Accounting Standards Board ("FASB") issued a standard that established the FASB Accounting Standards Codification (the "ASC"), which effectively amended the hierarchy of U.S. GAAP and established only two levels of GAAP, authoritative and nonauthoritative. All previously existing accounting standard documents were superseded, and the ASC became the single source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission ("SEC"), which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the ASC became nonauthoritative. The ASC was intended to provide access to the authoritative guidance related to a particular topic in one place. New guidance issued subsequent to June 30, 2009 will be communicated by the FASB through Accounting Standards Updates. The ASC was effective for financial statements for interim or annual reporting periods ending after September 15, 2009. We adopted and applied the provisions of the ASC in the third quarter of fiscal 2010, and have eliminated references to pre-ASC accounting standards throughout our consolidated financial statements. Our adoption of the ASC did not have a material impact on our consolidated financial statements.

Consolidation of Variable Interest Entities — In June 2009, the FASB issued new guidance on the treatment of a consolidation of variable interest entities ("VIE") in response to concerns about the application of certain key provisions of pre-existing guidance, including those regarding the transparency of an involvement with a VIE. Specifically, this new guidance requires a qualitative approach to identifying a controlling financial interest in a VIE and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. In addition, this new guidance requires additional disclosures about an involvement with a VIE and any significant changes in risk exposure due to that involvement. This new guidance is effective for fiscal years beginning after November 15, 2009. As such, we adopted the new guidance on February 28, 2010 and determined that it will not have an impact on our future consolidated financial position or results of operations.

Transfers of Financial Assets — In June 2009, the FASB issued new guidance on the treatment of transfers of financial assets which eliminates the concept of a "qualifying special-purpose entity," changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity's continuing involvement in and exposure to the risks related to transferred financial assets. This new guidance is effective for fiscal years beginning after November 15, 2009. As such, we adopted the new guidance on February 28, 2010 and determined that it will not have an impact on our future consolidated financial position or results of operations.

Subsequent Events — In May 2009, the FASB issued new guidance on the treatment of subsequent events which is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this new guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events

$ in millions, except per share amounts or as otherwise noted

or transactions that occurred for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions that occurred after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This new guidance was effective for fiscal years and interim periods ended after June 15, 2009, and must be applied prospectively. We adopted and applied the provisions of the new guidance in the second quarter of fiscal 2010.

In February 2010, subsequent to our adoption of the new guidance discussed above, the FASB issued updated guidance on subsequent events, amending the May 2009 guidance. This updated guidance revised various terms and definitions within the guidance and requires us, as an "SEC filer," to evaluate subsequent events through the date the financial statements are issued, rather than through the date the financial statements are available to be issued. Furthermore, we no longer are required to disclose the date through which subsequent events have been evaluated. The updated guidance was effective for us immediately upon issuance. As such, we adopted and applied the provisions of the updated guidance in the fourth quarter of fiscal 2010, and have included the required disclosures in the Basis of Presentation section of Note 1, Summary of Significant Accounting Policies. Our adoption of both the new and updated guidance did not have an impact on our consolidated financial position or results of operations.

Fair Value and Other-Than-Temporary Impairments — In April 2009, the FASB issued new guidance intended to provide additional application guidance and require enhanced disclosures regarding fair value measurements and impairments of securities. New guidance related to determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly provides additional guidelines for estimating fair value in accordance with pre-existing guidance on fair value measurements. New guidance on recognition and presentation of other-than-temporary impairments provides additional guidance related to the disclosure of impairment losses on securities and the treatment of impairment losses on debt securities, but does not amend existing guidance related to other-than-temporary impairments of equity securities. Lastly, new guidance on interim disclosures about the fair value of financial instruments increases the frequency of fair value disclosures. The new guidance was effective for fiscal years and interim periods ended after June 15, 2009. As such, we adopted the new guidance in the second quarter of fiscal 2010, and have included the additional required interim disclosures about the fair value of financial instruments and valuation techniques in our quarterly reports. Our adoption of the new guidance did not have a material impact on our consolidated financial position or results of operations.

Derivatives and Hedging Disclosures — In March 2008, the FASB issued new guidance on disclosures about derivative instruments and hedging activities. This guidance was intended to improve financial reporting standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand the effect these instruments and activities have on an entity's financial position, financial performance and cash flows. Reporting entities are required to provide enhanced disclosures about: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under existing GAAP; and how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. The guidance was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Our adoption of the guidance in the fourth quarter of fiscal 2009 had no impact on our consolidated financial statements. However, in the first quarter of fiscal 2010, we entered into significant derivative hedging contracts and, accordingly, we have included the disclosures required by the guidance in Note 7, Derivative Instruments, on a prospective basis.

Business Combinations — In December 2007, the FASB issued new guidance on business combinations which significantly changed the accounting for business combinations in a number of areas, including the treatment of contingent consideration, preacquisition contingencies, transaction costs, in-process research and development and restructuring costs. In addition, under the guidance, changes in an acquired entity's deferred tax assets and uncertain tax positions after the measurement period impact income tax expense. The guidance was

$ in millions, except per share amounts or as otherwise noted

effective for fiscal years beginning after December 15, 2008. We adopted the guidance on March 1, 2009, which changed our accounting treatment for business combinations on a prospective basis.

Noncontrolling Interests — In December 2007, the FASB issued new guidance on noncontrolling interests in consolidated financial statements. The guidance changed the accounting and reporting for minority interests, which must be recharacterized as noncontrolling interests and classified as a component of shareholders' equity. This consolidation method significantly changed the treatment of transactions with minority interest holders. The guidance was effective for fiscal years beginning after December 15, 2008. We adopted the guidance on March 1, 2009, and applied its provisions prospectively, except for the presentation and disclosure requirements, which we applied retrospectively. Our adoption of the guidance did not have a material impact on our consolidated financial statements other than the following reporting and disclosure changes which we applied retrospectively to all periods presented:

(i)
we recharacterized minority interests previously reported on our consolidated balance sheets as noncontrolling interests and classified them as a component of shareholders' equity;

(ii)
we adjusted certain captions previously utilized on our consolidated statements of earnings to specifically identify net earnings attributable to noncontrolling interests and net earnings attributable to Best Buy Co., Inc.; and

(iii)
in order to reconcile net earnings to the cash flows from operating activities, we changed the starting point on our consolidated statements of cash flows from net earnings to net earnings including noncontrolling interests, with net earnings or loss from the noncontrolling interests (previously, minority interests) no longer a reconciling item in arriving at net cash flows from operating activities and reclassified acquisition of businesses, net of cash acquired within the investing activities section of our consolidated statements of cash flows to acquisition of noncontrolling interests within the financing activities section of our consolidated statements of cash flows.

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

In February 2009, we acquired the remaining 25% interest in Five Star, which converted Five Star into a wholly-owned foreign enterprise. The $196 purchase price for the remaining 25% interest was primarily based on a previously agreed-upon pricing formula, consisting of a base purchase price and an earn-out for the remaining Five Star shareholders. At the time of the initial purchase, we agreed to pay an amount in excess of the fair value of the net assets acquired to further our international growth plans and accelerate the integration of Best Buy and Five Star stores in China.

The acquisition of the remaining 25% interest in Five Star for $196 was accounted for using the purchase method. We recorded the net assets acquired at their estimated fair values. We included Five Star's operating results, which are reported on a two-month lag, from the date of acquisition as part of our International segment. The allocation of the purchase price to the acquired assets and liabilities was finalized in the fourth quarter of fiscal 2010, with no material adjustments made to the preliminary allocation. None of the goodwill is deductible for tax purposes.

The final purchase price allocation was as follows:

Net assets of noncontrolling interests	$48
Tradename	8
Goodwill	142

Total assets	198

Long-term liabilities	(2)

Purchase price allocated to assets and liabilities acquired	$196

$ in millions, except per share amounts or as otherwise noted

Napster

In October 2008, we acquired Napster, Inc. ("Napster") for $122 (or $101 net of cash acquired), pursuant to a cash tender offer whereby all issued and outstanding shares of Napster common stock, and all stock purchase rights associated with such shares, were acquired by us at a price of $2.65 per share. Of the $122 purchase price, $4 represented our previous ownership interest in Napster common shares. The effective acquisition date for accounting purposes was the close of business on October 31, 2008, the end of Napster's fiscal October.

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

Best Buy Europe

In May 2008, we entered into a sale and purchase agreement, as amended, with The Carphone Warehouse Group Plc ("CPW"). All conditions to closing were satisfied, and the transaction was consummated on June 30, 2008. The effective acquisition date for accounting purposes was the close of business on June 28, 2008, the end of CPW's fiscal first quarter. Pursuant to the transaction, CPW contributed certain assets and liabilities into a newly-formed company, Best Buy Europe Distributions Limited ("Best Buy Europe"), in exchange for all of the ordinary shares of Best Buy Europe, and our wholly-owned subsidiary, Best Buy Distributions Limited, purchased 50% of such ordinary shares of Best Buy Europe from CPW for an aggregate purchase price of $2,167. In addition to the purchase price paid to CPW, we incurred $29 of transaction costs for an aggregate purchase price of $2,196.

Pursuant to our June 2008 shareholders' agreement, as amended, with CPW, our designees to the Best Buy Europe board of directors have ultimate approval rights over select Best Buy Europe senior management positions and the annual capital and operating budgets of Best Buy Europe.

The assets and liabilities contributed to Best Buy Europe by CPW included CPW's retail and distribution business,

$ in millions, except per share amounts or as otherwise noted

consisting of retail stores and online offerings; mobile airtime reselling operations; device insurance operations; fixed line telecommunications businesses in Spain and Switzerland; facilities management business, under which it bills and manages the customers of network carriers in the U.K.; dealer business, under which it acts as a wholesale distributor of handsets and airtime vouchers; and economic interests in pre-existing commercial arrangements with us (Best Buy Mobile in the U.S. and Geek Squad in the U.K. and Spain).

The portion of the purchase price we paid in excess of the fair value of the net assets acquired was primarily for (i) the expected future cash flows derived from the existing business and infrastructure contributed to Best Buy Europe by CPW, which included over 2,400 retail stores, (ii) immediate access to the European market with a management team that is experienced in both retailing and wireless service technologies in this marketplace, and (iii) the expected synergies our management believes the venture will generate, which include benefits from joint purchasing, sourcing and merchandising. In addition, Best Buy Europe introduced new product and service offerings in its retail stores in fiscal 2010 and, beginning in fiscal 2011, expects to launch large-format Best Buy-branded stores and related Web sites in the European market.

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

The final purchase price allocation was as follows:

Cash and cash equivalents	$124
Restricted cash	112
Receivables	1,190
Merchandise inventories	535
Other current assets	114
Property and equipment	500
Goodwill	1,546
Tradenames	93
Customer relationships	484
Other assets	184

Total assets	4,882

Accounts payable	(803)
Other current liabilities	(695)
Short-term debt	(299)
Long-term liabilities	(246)

Total liabilities	(2,043)

Noncontrolling interest(1)	(643)

Purchase price allocated to assets and liabilities acquired	$2,196

(1)
We recorded the fair value adjustments only in respect of the 50% of net assets acquired, with the remaining 50% of the net assets of Best Buy Europe being consolidated and recorded at their historical cost basis. This also resulted in a $643 noncontrolling interest being reflected in our consolidated balance sheet in respect of the 50% owned by CPW.

The valuation of the identifiable intangible assets acquired was based on management's estimates, available information and reasonable and supportable assumptions. The valuation was generally based on the fair value of these assets using income and market approaches. The amortizable intangible assets are being amortized using a straight-line method over their respective estimated useful lives. The following table summarizes the identified intangible asset categories and their respective weighted-average amortization periods:

	Weighted-Average Amortization Period (in years)	Fair Value

Customer relationships	6.8	$484
Tradenames	4.2	93

Total	6.4	$577

$ in millions, except per share amounts or as otherwise noted

We recorded an estimate for costs to terminate certain activities associated with Best Buy Europe operations. A restructuring accrual of $20 has been recorded and reflects the accrued restructuring costs incurred at the date of acquisition, primarily for store closure costs and agreement termination fees.

On March 26, 2010, CPW demerged into two new holding companies: TalkTalk Telecom Group plc ("TalkTalk"), which is the holding company for the fixed line voice and broadband telecommunications business of the former CPW, and Carphone Warehouse Group plc ("Carphone Warehouse"), which includes the former CPW's 50% ownership interest in Best Buy Europe. Accordingly, the sale and purchase and shareholders' agreements between the former CPW and us that govern the Best Buy Europe venture were assigned from the former CPW to Carphone Warehouse.

Our interest in Best Buy Europe is separate from our investment in the common stock of former CPW, now TalkTalk and Carphone Warehouse, as discussed in Note 3, Investments.

Pro Forma Financial Results

Our pro forma condensed consolidated financial results of operations are presented in the following table as if the acquisitions described above had been completed at the beginning of the period presented:

Fiscal Year	2009

Pro forma revenue	$48,021
Pro forma net earnings	998
Pro forma earnings per common share
Basic	$2.42
Diluted	2.38
Weighted-average common shares outstanding
Basic	412.5
Diluted	422.9

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

3.    Investments

Investments were comprised of the following:

	February 27, 2010	February 28, 2009

Short-term investments
Money market fund	$2	$8
Debt securities (auction-rate securities)	88	—
Other investments	—	3

Total short-term investments	$90	$11

Equity and other investments
Debt securities (auction-rate securities)	$192	$314
Marketable equity securities	77	41
Other investments	55	40

Total equity and other investments	$324	$395

Debt Securities

Our debt securities are comprised of ARS. We classify our investments in ARS as available-for-sale and carry them at fair value. ARS were intended to behave like short-term debt instruments because their interest rates reset periodically through an auction process, most commonly at intervals of seven, 28 and 35 days. The auction process had historically provided a means by which we could rollover the investment or sell these securities at par in order to provide us with liquidity as needed.

In mid-February 2008, auctions began to fail due to insufficient buyers, as the amount of securities submitted for sale in auctions exceeded the aggregate amount of the bids. For each failed auction, the interest rate on the security moves to a maximum rate specified for each security, and generally resets at a level higher than specified short-term interest rate benchmarks. To date, we have collected all interest due on our ARS and expect to continue to do so in the future. We sold $43 of ARS at par during fiscal 2010. However, at February 27, 2010,

$ in millions, except per share amounts or as otherwise noted

our entire remaining ARS portfolio, consisting of 48 investments in ARS having an aggregate value at par of $285, was subject to failed auctions. Subsequent to February 27, 2010, and through April 26, 2010, we sold $10 (par value) of our ARS.

As a result of the persistent failed auctions, and the uncertainty of when these investments could be liquidated at par, we have classified all of our investments in ARS as non-current assets within equity and other investments in our consolidated balance sheet at February 27, 2010, except for $88, which was marketed and sold by UBS AG and its affiliates (collectively, "UBS") and is classified within short-term investments. In October 2008, we accepted a settlement with UBS pursuant to which UBS issued to us Series C-2 Auction Rate Securities Rights ("ARS Rights"). The ARS Rights provide us the right to receive the full par value of our UBS-brokered ARS of $88 plus accrued but unpaid interest at any time between June 30, 2010, and July 2, 2012. We plan to exercise our ARS Rights in the second quarter of fiscal 2011. Our ARS portfolio consisted of the following, at fair value:

Description	Nature of collateral or guarantee	February 27, 2010	February 28, 2009

Student loan bonds	Student loans guaranteed 95% to 100% by the U.S. government	$261	$276
Municipal revenue bonds	100% insured by AAA/Aaa-rated bond insurers at February 27, 2010	19	24
Auction preferred securities	Underlying investments of closed-end funds	—	14

Total fair value plus accrued interest(1)		$280	$314

(1)
The par value and weighted-average interest rates (taxable equivalent) of our ARS were $285 and $329 and 1.1% and 2.04%, respectively, at February 27, 2010, and February 28, 2009, respectively.

At February 27, 2010, our ARS portfolio was 77% AAA/Aaa-rated, 14% AA/Aa-rated and 9% A/A-rated.

The investment principal associated with failed auctions will not be accessible until successful auctions occur, a buyer is found outside of the auction process, the issuers establish a different form of financing to replace these securities, or final payments are due according to the contractual maturities of the debt issuances, which range from six to 38 years. We intend to hold our ARS until we can recover the full principal amount through one of the means described above, and have the ability to do so based on our other sources of liquidity.

We evaluated our entire ARS portfolio of $285 (par value) for impairment at February 27, 2010, based primarily on the methodology described in Note 4, Fair Value Measurements. As a result of this review, we determined that the fair value of our ARS portfolio at February 27, 2010, was $280. Accordingly, we recognized a $5 pre-tax unrealized loss in accumulated other comprehensive income. This unrealized loss reflects a temporary impairment on all of our investments in ARS, except for our investments in ARS with UBS, for which we have determined that fair value approximates par value. The estimated fair value of our ARS portfolio could change significantly based on future market conditions. We will continue to assess the fair value of our ARS portfolio for substantive changes in relevant market conditions, changes in our financial condition or other changes that may alter our estimates described above.

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

We had $(3) and $(10) unrealized loss, net of tax, recorded in accumulated other comprehensive income at February 27, 2010, and February 28, 2009, respectively, related to our investments in debt securities.

$ in millions, except per share amounts or as otherwise noted

Marketable Equity Securities

We invest in marketable equity securities and classify them as available-for-sale. Investments in marketable equity securities are classified as non-current assets within equity and other investments in our consolidated balance sheets, and are reported at fair value based on quoted market prices.

Our investments in marketable equity securities were as follows:

	February 27, 2010	February 28, 2009

Common stock of CPW	$74	$40
Other	3	1

Total	$77	$41

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

We purchased shares of CPW's common stock in fiscal 2008 for $183, representing nearly 3% of CPW's then outstanding shares. In the third quarter of fiscal 2009, we recorded a $111 other-than-temporary impairment charge. Subsequent to November 29, 2008, the market price of CPW common stock increased and, accordingly, we recorded a $18 pre-tax unrealized gain in accumulated other comprehensive income related to this investment at February 27, 2010. As discussed in Note 2, Acquisitions, on March 26, 2010, CPW demerged into two new holding companies: TalkTalk and Carphone Warehouse. Accordingly, our investment in CPW was exchanged for comparable levels of investment in each of TalkTalk and Carphone Warehouse.

All unrealized holding gains or losses related to our investments in marketable equity securities are reflected net of tax in accumulated other comprehensive income in shareholders' equity. Net unrealized gain (loss), net of tax, included in accumulated other comprehensive income was $17 and $(4) at February 27, 2010, and February 28, 2009, respectively.

Other Investments

The aggregate carrying values of investments accounted for using either the cost method or the equity method at February 27, 2010, and February 28, 2009, were $55 and $43, respectively.

4.    Fair Value Measurements

We adopted new accounting guidance related to fair value measurements on March 2, 2008. Fair value is the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. We use a three-tier valuation hierarchy based upon observable and non-observable inputs:

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

$ in millions, except per share amounts or as otherwise noted

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The fair value hierarchy requires the use of observable market data when available. In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following tables set forth by level within the fair value hierarchy, our financial assets and liabilities that were accounted for at fair value on a recurring basis at February 27, 2010, and February 28, 2009, according to the valuation techniques we used to determine their fair values.

		Fair Value Measurements Using Inputs Considered as
	Fair Value at February 27, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Cash and cash equivalents
Money market funds	$752	$752	$—	$—
U.S. Treasury bills	300	300	—	—
Short-term investments
Money market fund	2	—	2	—
Auction-rate securities	88	—	—	88
Other current assets
Money market funds (restricted cash)	123	123	—	—
U.S. Treasury bills (restricted cash)	25	25	—	—
Derivative instruments	4	—	4	—
Equity and other investments
Auction-rate securities	192	—	—	192
Marketable equity securities	77	77	—	—
Other assets
Assets that fund deferred compensation	75	75	—	—
Liabilities
Long-term liabilities
Deferred compensation	61	61	—	—

		Fair Value Measurements Using Inputs Considered as
	Fair Value at February 28, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Short-term investments
Money market fund	$8	$—	$8	$—
Other current assets (restricted assets)
U.S. Treasury bills	125	125	—	—
Equity and other investments
Auction rate securities	314	—	—	314
Marketable equity securities	41	41	—	—
Other assets
Assets that fund deferred compensation	64	64	—	—
Liabilities
Long-term liabilities
Deferred compensation	55	55	—	—

$ in millions, except per share amounts or as otherwise noted

The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis in the tables above that used significant unobservable inputs (Level 3).

	Debt securities — Auction-rate securities only
	Student loan bonds	Municipal revenue bonds	Auction preferred securities	Total

Balances at March 1, 2008	$297	$97	$23	$417
Changes in unrealized losses in other comprehensive income	(12)	(2)	(1)	(15)
Purchases, sales and settlements, net	(7)	(71)	(8)	(86)
Interest received, net	(2)	—	—	(2)

Balances at February 28, 2009	$276	$24	$14	$314
Changes in unrealized gains in other comprehensive income	8	1	1	10
Purchases, sales and settlements, net	(22)	(6)	(15)	(43)
Interest received, net	(1)	—	—	(1)

Balances at February 27, 2010	$261	$19	$—	$280

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

Derivative Instruments.    Comprised primarily of foreign currency forward contracts and foreign currency swap contracts, our derivative instruments were measured at fair value using readily observable market inputs, such as quotations on forward foreign exchange points and foreign interest rates. Our derivative instruments were classified as Level 2 as these instruments are custom, over-the-counter contracts with various bank counterparties that are not traded in an active market.

Auction-Rate Securities.    Our investments in ARS were classified as Level 3 as quoted prices were unavailable due to events described in Note 3, Investments. Due to limited market information, we utilized a discounted cash flow ("DCF") model to derive an estimate of fair value at February 27, 2010. The assumptions used in preparing the DCF model included estimates with respect to the amount and timing of future interest and principal payments, forward projections of the interest rate benchmarks, the probability of full repayment of the principal considering the credit quality and guarantees in place, and the rate of return required by investors to own such securities given the current liquidity risk associated with ARS.

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

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

Beginning March 1, 2009, we were required to disclose prospectively nonfinancial assets and liabilities that are measured at fair value, but are recognized and disclosed at fair value on a nonrecurring basis. During fiscal 2010, such measurements of fair value related primarily to our tangible fixed assets, goodwill and other intangible assets, and we had no significant measurements of assets or

$ in millions, except per share amounts or as otherwise noted

liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

During fiscal 2009, we had no significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition, except as discussed in Note 1, Summary of Significant Accounting Policies, as it relates to our goodwill and other intangible assets and in Note 5, Restructuring Charges, as it relates to property and equipment write-downs.

Fair Value of Financial Instruments

Our financial instruments, other than those presented in the disclosures above, include cash, receivables, other investments, accounts payable, accrued liabilities and short- and long-term debt. The fair values of cash, receivables, accounts payable, accrued liabilities and short-term debt approximated carrying values because of the short-term nature of these instruments. Fair values for other investments held at cost are not readily available, but are estimated to approximate fair value. See Note 6, Debt, for information about the fair value of our long-term debt.

5.    Restructuring Charges

In the fourth quarter of fiscal 2009, we implemented a restructuring plan for our domestic and international businesses to support our fiscal 2010 strategy and long-term growth plans. We believe these changes provided an operating structure that supports a more effective and efficient use of our resources and provides a platform from which key strategic initiatives can progress despite changing economic conditions. In the fourth quarter of fiscal 2009, we recorded charges of $78, related primarily to voluntary and involuntary separation plans at our corporate headquarters.

In April 2009, we notified our U.S. Best Buy store employees of our intention to update our store operating model, which included eliminating certain positions. In addition, in the first quarter of fiscal 2010, we incurred restructuring charges related to employee termination benefits and business reorganization costs at Best Buy Europe within our International segment. As a result of our restructuring efforts, we recorded charges of $52 in the first quarter of fiscal 2010. No restructuring charges were recorded in the second, third or fourth quarters of fiscal 2010, and we believe we are substantially complete with our announced restructuring activities. All charges related to our restructuring plans were presented as restructuring charges in our consolidated statements of earnings. The composition of our restructuring charges incurred in fiscal 2009 and 2010, as well as the cumulative amount incurred through the end of fiscal 2010, for both the Domestic and International segments, were as follows:

	Domestic			International			Total
	Fiscal 2009	Fiscal 2010	Cumulative Amount	Fiscal 2009	Fiscal 2010	Cumulative Amount	Fiscal 2009	Fiscal 2010	Cumulative Amount

Termination benefits	$69	$25	$94	$6	$26	$32	$75	$51	$126
Facility closure costs	1	—	1	—	1	1	1	1	2
Property and equipment write-downs	2	—	2	—	—	—	2	—	2

Total	$72	$25	$97	$6	$27	$33	$78	$52	$130

$ in millions, except per share amounts or as otherwise noted

The following table summarizes our restructuring accrual activity during fiscal 2010 and 2009, related to termination benefits and facility closure costs:

	Termination Benefits	Facility Closure Costs	Total

Balance at March 1, 2008	$—	$—	$—
Charges	75	1	76
Cash payments	(2)	—	(2)

Balance at February 28, 2009	$73	$1	$74
Charges	51	1	52
Cash payments	(119)	(1)	(120)
Effects of foreign exchange rates	3	—	3

Balance at February 27, 2010	$8	$1	$9

6.    Debt

Short-Term Debt

Short-term debt consisted of the following:

	February 27, 2010		February 28, 2009
	Principal Balance	Interest Rate	Principal Balance	Interest Rate

JPMorgan revolving credit facility	$—	—	$162	0.7% to 1.5%
ARS revolving credit line	—	—	—	—
Europe receivables financing facility	442	3.6%	—	—
Europe revolving credit facility	206	1.4%	584	1.2% to 3.9%
Canada revolving demand facility	—	—	2	4.0%
China revolving demand facilities	15	4.4%	35	4.6% to 5.0%

Total short-term debt	$663		$783

Fiscal Year	2010	2009

Maximum month-end outstanding during the year	$1,262	$2,712
Average amount outstanding during the year	$881	$1,167
Weighted-average interest rate	2.1%	3.2%

JPMorgan Revolving Credit Facility

We have a $2.3 billion five-year unsecured revolving credit facility, as amended (the "Credit Facility"), with a syndicate of banks, including JPMorgan Chase Bank, N.A., acting as administrative agent. Amounts outstanding under letters of credit, if any, reduce amounts available under the Credit Facility. The Credit Facility expires in September 2012. At February 27, 2010, there we no borrowings outstanding and $2.3 billion was available under the Credit Facility. At April 26, 2010, we had no borrowings outstanding under the Credit Facility.

Interest rates under the Credit Facility are variable and are determined at our option at: (i) the greater of the federal funds rate plus 0.5% or JPMorgan's prime rate, or (ii) the LIBOR plus an applicable LIBOR margin. A facility fee is assessed on the commitment amount. Both the LIBOR margin and the facility fee were set based upon our then current senior unsecured debt rating. The LIBOR margin ranges from 0.32% to 0.60%, and the facility fee ranges from 0.08% to 0.15%.

The Credit Facility is guaranteed by certain of our subsidiaries and contains customary affirmative and negative covenants. Among other things, these covenants restrict or prohibit our ability to incur certain types or amounts of indebtedness, incur liens on certain assets, make material changes to our corporate structure or the nature of our business, dispose of material assets, allow

$ in millions, except per share amounts or as otherwise noted

non-material subsidiaries to make guarantees, engage in a change in control transaction, or engage in certain transactions with our affiliates. The Credit Facility also contains covenants that require us to maintain a maximum quarterly cash flow leverage ratio and a minimum quarterly interest coverage ratio. We were in compliance with all such covenants at February 27, 2010.

ARS Revolving Credit Line

As described in Note 3, Investments, we entered into an agreement with UBS Bank ("UBS") for an $88 revolving credit line that is secured by the $88 par value of our UBS-brokered ARS. Interest rates under the credit line are variable based on the weighted-average rate of interest we earn on our UBS-brokered ARS. The credit line will terminate at the time UBS buys back our UBS-brokered ARS pursuant to the settlement agreement described in Note 3, Investments, which we expect will be in the second quarter of fiscal 2011. If we sell any of the UBS-brokered ARS at par during the term of the credit line, the amount available to us will be reduced accordingly.

Europe Receivables Financing Facility

In the second quarter of fiscal 2010, a subsidiary of Best Buy Europe entered into a £350 (or $565) receivables financing facility (the "ERF") with a syndication of banks, including Barclays Bank PLC acting as administrative agent, to finance the working capital needs of Best Buy Europe. The ERF is secured by certain network carrier receivables of Best Buy Europe, which are included within receivables in our consolidated balance sheet. Availability on the ERF is based on a percentage of the available acceptable receivables, as defined in the ERF agreement, and was £301 (or $486) at February 27, 2010. Of the amount available, we had drawn £274 (or $442) at February 27, 2010. The ERF expires on July 3, 2012.

Interest rates under the ERF are variable, based on the three-month London Interbank Offered Rate (LIBOR) plus a margin of 3.00%, with a commitment fee of 1.5% on unused available capacity. The ERF also required an initial commitment fee of 2.75%.

The ERF is not guaranteed by Best Buy Co., Inc., or any of our subsidiaries, nor does it provide for any recourse to Best Buy Co., Inc. The ERF contains customary affirmative and negative covenants. Among other things, these covenants restrict or prohibit Best Buy Europe's ability to incur certain types or amounts of indebtedness, incur additional encumbrances on its receivables, make material changes in the nature of its business, dispose of material assets, make guarantees, or engage in a change in control transaction. The ERF also contains covenants that require Best Buy Europe to comply with a maximum annual leverage ratio, a minimum annual interest coverage ratio and a minimum fixed charges coverage ratio.

Europe Revolving Credit Facility

In connection with a £475 (or $767) revolving credit facility available to Best Buy Europe with CPW as lender, Best Buy Co., Inc. is named as guarantor, for up to 50% of the amount outstanding. Concurrent with entering into the ERF, we amended the revolving credit facility to decrease the amount available by the amount available under the ERF. The corresponding guarantee by Best Buy Co., Inc. was similarly reduced. At February 27, 2010, the amount available under the revolving credit facility was £174 (or $281), of which £128 (or $206) was outstanding and the related guarantee by Best Buy Co., Inc. was $103. Borrowings under the revolving credit facility bear interest at LIBOR plus a margin of 0.75%.

In fiscal 2011, Best Buy Europe entered into a new £125 (or $202) revolving credit facility (the "New RCF") with one of our subsidiaries and Carphone Warehouse as lenders. Concurrent with the execution of the New RCF agreement, the £475 revolving credit facility was terminated. Amounts to be borrowed under the New RCF will be provided for equally by us via intercompany transactions and by Carphone Warehouse. The New RCF expires in March 2013. The New RCF is not guaranteed by Best Buy Co., Inc., or any of our subsidiaries nor does it provide for any recourse to Best Buy Co., Inc.

Interest rates under the New RCF are variable, based on LIBOR plus a margin of 3.00%. A commitment fee of 1.5% on unused available capacity also applies.

Canada Revolving Demand Facility

We have a $48 revolving demand facility available to our Canada operations including an additional seasonal facility of $48 that is available from September through December of each year, which had no borrowings

$ in millions, except per share amounts or as otherwise noted

outstanding at February 27, 2010. There is no set expiration date for the facility. All borrowings under the facility are made available at the sole discretion of the lender and are payable on demand. Borrowings under the facility bear interest at rates specified in the credit agreement for the facility. Borrowings are secured by a guarantee of Best Buy Co., Inc.

China Revolving Demand Facilities

We have $149 in revolving demand facilities available to our China operations, of which $15 was outstanding at February 27, 2010. The facilities are renewed annually with the respective banks. All borrowings under these facilities bear interest at rates specified in the related credit agreements, are made available at the sole discretion of the respective lenders and are payable on demand. Certain of these facilities are secured by a guarantee of Best Buy Co., Inc.

Long-Term Debt

Long-term debt consisted of the following:

	February 27, 2010	February 28, 2009

6.75% notes	$500	$500
Convertible debentures	402	402
Financing lease obligations, due 2011 to 2024, interest rates ranging from 3.0% to 8.1%	186	200
Capital lease obligations, due 2011 to 2035, interest rates ranging from 2.9% to 7.9%	49	65
Other debt, due 2018 to 2022, interest rates ranging from 2.6% to 6.7%	2	13

Total long-term debt	$1,139	$1,180
Less: current portion	(35)	(54)

Total long-term debt, less current portion	$1,104	$1,126

6.75% Notes

In June 2008, we sold $500 principal amount of notes due July 15, 2013 (the "Notes"). The Notes bear interest at a fixed rate of 6.75% per year, payable semi-annually on January 15 and July 15 of each year, beginning January 15, 2009. The interest payable on the Notes is subject to adjustment if either Moody's Investors Service, Inc. or Standard & Poor's Ratings Services downgrades to below investment grade the rating assigned to the Notes. Net proceeds from the sale of the Notes were $496, after an initial issuance discount of approximately $1 and other transaction costs.

We may redeem some or all of the Notes at any time, at a price equal to 100% of the principal amount of the Notes redeemed plus accrued and unpaid interest to the redemption date and an applicable make-whole amount as described in the indenture relating to the Notes.

The Notes are unsecured and unsubordinated obligations and rank equally with all of our other unsecured and unsubordinated debt. The Notes contain covenants that, among other things, limit our ability and the ability of our North American subsidiaries to incur debt secured by liens, enter into sale and lease-back transactions and, in the case of such subsidiaries, incur unsecured debt.

Convertible Debentures

In January 2002, we sold convertible subordinated debentures having an aggregate principal amount of $402. The proceeds from the offering, net of $6 in offering expenses, were $396. The debentures mature in 2022 and are callable at par, at our option, for cash on or after January 15, 2007.

Holders may require us to purchase all or a portion of their debentures on January 15, 2012, and again on January 15, 2017 if not previously redeemed, at a purchase price equal to 100% of the principal amount of the debentures plus accrued and unpaid interest up to but not including the date of purchase. We have the option to settle the purchase price in cash, stock, or a combination of cash and stock.

$ in millions, except per share amounts or as otherwise noted

The debentures become convertible into shares of our common stock at a conversion rate of 21.7391 shares per one thousand ($1,000) principal amount of debentures, equivalent to an initial conversion price of $46.00 per share, if the closing price of our common stock exceeds a specified price for 20 consecutive trading days in a 30-trading day period preceding the date of conversion, if our credit rating falls below specified levels, if the debentures are called for redemption or if certain specified corporate transactions occur. The debentures were not convertible at February 27, 2010, and have not been convertible through April 26, 2010.

The debentures have an interest rate of 2.25% per annum. The interest rate may be reset, but not below 2.25% or above 3.25%, on July 15, 2011, and July 15, 2016. One of our subsidiaries has guaranteed the debentures.

Other

The fair value of long-term debt approximated $1,210 and $1,122 at February 27, 2010, and February 28, 2009, respectively, based primarily on the ask prices quoted from external sources, compared with carrying values of $1,139 and $1,180, respectively.

At February 27, 2010, the future maturities of long-term debt, including capitalized leases, consisted of the following:

Fiscal Year

2011	$35
2012(1)	434
2013	527
2014	26
2015	26
Thereafter	91

Total long-term debt	$1,139

(1)
Holders of our convertible debentures may require us to purchase all or a portion of their debentures on January 15, 2012. The table above assumes that all holders exercise their redemption right on that date.

7.    Derivative Instruments

We manage our economic and transaction exposure to certain market-based risks through the use of derivative instruments. Under this strategy, we utilize foreign currency exchange contracts to manage foreign currency exposure to certain forecasted inventory purchases, revenue streams and net investments in certain foreign operations. Our primary objective in holding derivatives is to reduce the volatility of net earnings and cash flows as well as net asset values associated with changes in foreign currency exchange rates. We do not hold or issue derivative financial instruments for trading or speculative purposes.

We record all derivatives on our consolidated balance sheets at fair value and evaluate hedge effectiveness prospectively and retrospectively when electing to apply hedge accounting treatment. We formally document all hedging relationships at inception for all derivative hedges and the underlying hedged items, as well as the risk management objectives and strategies for undertaking the hedge transactions. Our strategy employs both cash flow and net investment hedges. We classify the cash flows from derivatives treated as hedges in our consolidated statements of cash flows in the same category as the item being hedged. In addition, we have derivatives which are not designated as hedging instruments. We have no derivatives that have credit risk-related contingent features, and we mitigate our credit risk by engaging with major financial institutions as our counterparties.

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

Net Investment Hedges

We also enter into foreign exchange swap contracts to hedge against the effect of euro and swiss franc exchange rate fluctuations on net investments of certain foreign operations. For a net investment hedge, we recognize changes in the fair value of the derivative as a component of foreign currency translation within other comprehensive income to offset a portion of the change in the translated

$ in millions, except per share amounts or as otherwise noted

value of the net investment being hedged, until the investment is sold or liquidated. We limit recognition in net earnings of amounts previously recorded in cumulative translation of other comprehensive income to circumstances such as complete or substantially complete liquidation of the net investment in the hedged foreign operation. We report the ineffective portion, if any, of the gain or loss in net earnings. Subsequent to February 27, 2010, we discontinued this hedging strategy upon maturity of the foreign exchange swap contracts and no longer have contracts that hedge net investments of foreign operations.

Derivatives Not Designated as Hedging Instruments

Derivatives not designated as hedging instruments include foreign exchange forward contracts used to manage the impact of fluctuations in foreign currency exchange rates relative to recognized receivable and payable balances denominated in non-functional currencies and on certain forecasted inventory purchases and revenue streams denominated in non-functional currencies. The contracts have terms of up to 12 months. These derivative instruments are not designated in hedging relationships; therefore, we record gains and losses on these contracts directly in net earnings.

Summary of Derivative Balances

The following table presents the gross fair values for derivative instruments and the corresponding classification at February 27, 2010:

	Current Assets	Current Liabilities
Contract Type	Fair Value	Fair Value

Derivatives designated as hedging instruments
Cash flow hedges
Foreign exchange forward contracts	$2	$(1)
Net investment hedges
Foreign exchange swap contracts	4	—

Total derivatives designated as hedging instruments	$6	$(1)

Derivatives not designated as hedging instruments
Foreign exchange forward contracts	1	(2)

Total derivatives	$7	$(3)

The following table presents the effects of derivative instruments on other comprehensive income ("OCI") and on our consolidated statement of earnings for fiscal 2010:

Contract Type	Pre-tax Gain (Loss) Recognized in OCI at February 27, 2010(1)	Gain (Loss) Recognized in Net Earnings on Derivative (Ineffective Portion)(2)	Gain (Loss) Reclassified from Accumulated OCI to Net Earnings (Effective Portion)

Derivatives designated as hedging instruments
Cash flow hedges
Foreign exchange forward contracts(3)	$1	—	$4
Net investment hedges
Foreign exchange swap contracts	45	—	—

Total	$46	—	$4

(1)
Reflects the amount recognized in OCI prior to the reclassification of less than $1 and $23 to noncontrolling interests for the cash flow and net investment hedges, respectively.

(2)
There are no amounts excluded from the assessment of hedge effectiveness.

(3)
Gain reclassified from OCI is included within SG&A in our consolidated statement of earnings.

$ in millions, except per share amounts or as otherwise noted

The following table presents the effects of derivatives not designated as hedging instruments on our consolidated statements of earnings for fiscal 2010:

Contract Type	Gain (Loss) Recognized in Income(1)

Derivatives not designated as hedging instruments
Foreign exchange forward contracts	$(5)

(1)
Included within SG&A in our consolidated statement of earnings.

The following table presents the notional amounts of our foreign currency exchange contracts at February 27, 2010:

Notional Amount

Derivatives designated as cash flow hedging instruments	$203
Derivatives designated as net investment hedging instruments	608
Derivatives not designated as hedging instruments	240

Total	$1,051

8.    Shareholders' Equity

Stock Compensation Plans

Our 2004 Omnibus Stock and Incentive Plan, as amended (the "Omnibus Plan"), authorizes us to grant or issue non-qualified stock options, incentive stock options, share awards and other equity awards up to a total of 52 million shares. We have not granted incentive stock options under the Omnibus Plan. Under the terms of the Omnibus Plan, awards may be granted to our employees, officers, advisors, consultants and directors. Awards issued under the Omnibus Plan vest as determined by the Compensation and Human Resources Committee of our Board of Directors at the time of grant. At February 27, 2010, a total of 14.8 million shares were available for future grants under the Omnibus Plan.

Upon adoption and approval of the Omnibus Plan, all of our previous equity incentive compensation plans were terminated. However, existing awards under those plans continued to vest in accordance with the original vesting schedule and will expire at the end of their original term.

Our outstanding stock options have a 10-year term. Outstanding stock options issued to employees generally vest over a four-year period, and outstanding stock options issued to directors vest immediately upon grant. Share awards vest based either upon attainment of established goals or upon continued employment ("time-based"). Outstanding share awards that are not time-based typically vest at the end of a three-year incentive period based either upon our total shareholder return ("TSR") compared with the TSR of companies that comprise Standard & Poor's 500 Index or growth in our common stock price ("market-based"), or upon the achievement of company or personal performance goals ("performance-based"). We have time-based share awards that vest in their entirety at the end of three- and four-year periods and time-based share awards where 25% of the award vests on the date of grant and 25% vests on each of the three anniversary dates thereafter.

Our 2003 Employee Stock Purchase Plan permitted and our 2008 Employee Stock Purchase Plan permits our employees to purchase our common stock at 85% of the market price of the stock at the beginning or at the end of a semi-annual purchase period, whichever is less.

Stock-based compensation expense was as follows in fiscal 2010, 2009 and 2008:

	2010	2009	2008

Stock options	$85	$77	$69
Share awards
Market-based	8	13	15
Performance-based	1	2	4
Time-based	10	4	3
Employee stock purchase plans	14	14	14

Total	$118	$110	$105

$ in millions, except per share amounts or as otherwise noted

Stock Options

Stock option activity was as follows in fiscal 2010:

	Stock Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at February 28, 2009	37,768,000	$38.37
Granted	5,453,000	35.50
Exercised	(3,088,000)	30.67
Forfeited/Canceled	(3,545,000)	42.56

Outstanding at February 27, 2010	36,588,000	$38.18	6.5	$110

Exercisable at February 27, 2010	20,517,000	$38.77	4.8	$63

The weighted-average grant-date fair value of stock options granted during fiscal 2010, 2009 and 2008 was $12.69, $13.04 and $15.98, respectively, per share. The aggregate intrinsic value of our stock options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) exercised during fiscal 2010, 2009 and 2008, was $28, $26 and $110, respectively. At February 27, 2010, there was $155 of unrecognized compensation expense related to stock options that is expected to be recognized over a weighted-average period of 2.2 years.

Net cash proceeds from the exercise of stock options were $96, $34 and $94 in fiscal 2010, 2009 and 2008, respectively.

The actual income tax benefit realized from stock option exercises was $10, $7 and $25, in fiscal 2010, 2009 and 2008, respectively. In fiscal 2010, 2009 and 2008, we estimated the fair value of each stock option on the date of grant using a lattice model with the following assumptions:

Valuation Assumptions(1)	2010	2009	2008

Risk-free interest rate(2)	2.8% - 3.1%	0.9% - 4.0%	4.0% - 4.5%
Expected dividend yield	1.6%	1.6%	1.1%
Expected stock price volatility(3)	42%	45%	33%
Expected life of stock options (in years)(4)	6.1	6.1	5.9
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

$ in millions, except per share amounts or as otherwise noted

Market-Based Share Awards

The fair value of market-based share awards is determined based on generally accepted valuation techniques and the closing market price of our stock on the date of grant. A summary of the status of our nonvested market-based share awards at February 27, 2010, and changes during fiscal 2010, is as follows:

Market-Based Share Awards	Shares	Weighted- Average Fair Value per Share

Outstanding at February 28, 2009	1,260,000	$39.50
Granted	—	—
Vested	(226,000)	34.17
Forfeited/Canceled	(401,000)	37.00

Outstanding at February 27, 2010	633,000	$42.97

We recognize expense for market-based share awards on a straight-line basis over the requisite service period (or to an employee's eligible retirement date, if earlier). At February 27, 2010, there was $3 of unrecognized compensation expense related to nonvested market-based share awards that we expect to recognize over a weighted-average period of 1.0 years.

Performance-Based Share Awards

The fair value of performance-based share awards is determined based on the closing market price of our stock on the date of grant. A summary of the status of our nonvested performance-based share awards at February 27, 2010, and changes during fiscal 2010, is as follows:

Performance-Based Share Awards	Shares	Weighted- Average Fair Value per Share

Outstanding at February 28, 2009	3,198,000	$43.36
Granted	50,000	37.20
Vested	(156,000)	50.25
Forfeited/Canceled	(749,000)	45.43

Outstanding at February 27, 2010	2,343,000	$42.11

At February 27, 2010, there was less than $1 of unrecognized compensation expense related to nonvested performance-based share awards that we expect to recognize over a weighted-average period of 1.0 years.

$ in millions, except per share amounts or as otherwise noted

Time-Based Share Awards

The fair value of time-based share awards is determined based on the closing market price of our stock on the date of grant. A summary of the status of our nonvested time-based share awards at February 27, 2010, and changes during fiscal 2010, is as follows:

Time-Based Share Awards	Shares	Weighted- Average Fair Value per Share

Outstanding at February 28, 2009	729,000	$31.86
Granted	1,000,000	36.69
Vested	(298,000)	37.87
Forfeited/Canceled	(99,000)	32.96

Outstanding at February 27, 2010	1,332,000	$34.06

At February 27, 2010, there was $31 of unrecognized compensation expense related to nonvested time-based share awards that we expect to recognize over a weighted-average period of 3.3 years.

Employee Stock Purchase Plans

In fiscal 2010, 2009 and 2008, we estimated the fair value of stock-based compensation expense associated with our employee stock purchase plans on the purchase date using the Black-Scholes option-pricing valuation model, with the following assumptions:

Valuation Assumptions	2010	2009	2008

Risk-free interest rate(1)	0.3%	1.3%	4.7%
Expected dividend yield	1.5%	1.4%	1.0%
Expected stock price volatility(2)	53%	42%	26%
Expected life of employee stock purchase plan options (in months)(3)	6	6	6
(1)
Based on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of employee stock purchase plan shares.

(2)
We consider both the historical volatility of our stock price as well as implied volatilities from exchange-traded options on our stock.

(3)
Based on semi-annual purchase period.

In fiscal 2010, 2009 and 2008, 1.2 million, 1.4 million and 1.2 million shares, respectively, were purchased through our employee stock purchase plans. The weighted-average fair values of shares purchased pursuant to the plans during fiscal 2010, 2009 and 2008, were $11.34, $10.32 and $11.49, respectively. At February 27, 2010, and February 28, 2009, plan participants had accumulated approximately $18 and $17, respectively, to purchase our common stock.

Earnings per Share

We compute our basic earnings per share based on the weighted-average number of common shares outstanding, and our diluted earnings per share based on the weighted-average number of common shares outstanding adjusted by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued. Potentially dilutive shares of common stock include stock options, nonvested share awards and shares issuable under our employee stock purchase plan, as well as common shares that would have resulted from the assumed conversion of our convertible debentures (see Note 6, Debt). Since the potentially dilutive shares related to the convertible debentures are included in the computation, the related interest expense, net of tax, is added back to net earnings, as the interest would not have been paid if the convertible debentures had been converted to common stock. Nonvested market-based share awards and nonvested performance-based share awards are included in the average diluted shares outstanding each period if established market or performance criteria have been met at the end of the respective periods.

$ in millions, except per share amounts or as otherwise noted

At February 27, 2010, options to purchase 36.6 million shares of common stock were outstanding as follows (shares in millions):

	Exercisable			Unexercisable			Total
	Shares	%	Weighted- Average Price per Share	Shares	%	Weighted- Average Price per Share	Shares	%	Weighted- Average Price per Share

In-the-money	10.1	49	$30.34	8.0	50	$30.79	18.1	50	$30.54
Out-of-the-money	10.4	51	46.98	8.1	50	44.02	18.5	50	45.69

Total	20.5	100	$38.77	16.1	100	$37.43	36.6	100	$38.18

The computation of dilutive shares outstanding excludes the out-of-the-money stock options because such outstanding options' exercise prices were greater than the average market price of our common shares and, therefore, the effect would be antidilutive (i.e., including such options would result in higher earnings per share). The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings per share in fiscal 2010, 2009 and 2008:

	2010	2009	2008

Numerator:
Net earnings attributable to Best Buy Co., Inc., basic	$1,317	$1,003	$1,407
Adjustment for assumed dilution:
Interest on convertible debentures due in 2022, net of tax	6	6	6

Net earnings attributable to Best Buy Co., Inc., diluted	$1,323	$1,009	$1,413

Denominator (in millions):
Weighted-average common shares outstanding	416.8	412.5	439.9
Effect of potentially dilutive securities:
Shares from assumed conversion of convertible debentures	8.8	8.8	8.8
Stock options and other	1.9	1.6	4.2

Weighted-average common shares outstanding, assuming dilution	427.5	422.9	452.9

Net earnings per share attributable to Best Buy Co., Inc.
Basic	$3.16	$2.43	$3.20
Diluted	$3.10	$2.39	$3.12

Repurchase of Common Stock

In June 2007, our Board of Directors authorized up to $5,500 in share repurchases, an authorization that terminated and replaced our prior $1,500 share repurchase program authorized in June 2006. There is no expiration date governing the period over which we can repurchase shares under the June 2007 share repurchase authorization. At February 27, 2010, $2,500 remains available for future purchases under the June 2007 share repurchase program. Repurchased shares have been retired and constitute authorized but unissued shares.

Open Market Repurchases

The following table presents open market share repurchases in fiscal 2010, 2009 and 2008 (shares in millions):

	2010	2009	2008

Total number of shares repurchased	—	—	9.8
Total cost of shares repurchased	$—	$—	$461

During fiscal 2010, 2009 and 2008, we made no open market repurchases under our June 2007 share repurchase program. During fiscal 2008, we repurchased

$ in millions, except per share amounts or as otherwise noted

in the open market and retired 9.8 million shares at a cost of $461 under our June 2006 share repurchase program.

Accelerated Share Repurchase Program

In accordance with the June 2007 share repurchase program, in June 2007, we entered into an accelerated share repurchase ("ASR") program that consisted of two agreements to purchase shares of our common stock from Goldman, Sachs & Co. ("Goldman") for an aggregate purchase price of $3,000. Goldman borrowed the shares that were delivered to us as described below, and purchased sufficient shares of our common stock in the open market to return to the lenders over the terms of the agreements. The ASR program concluded in February 2008. The total number of shares repurchased pursuant to the ASR program was 65.8 million.

Collared ASR

Under the first agreement ("Collared ASR"), the number of shares repurchased was based generally on the volume-weighted average price ("VWAP") of our common stock during the term of the Collared ASR, subject to collar provisions that established minimum and maximum numbers of shares based on the VWAP of our common stock over the specified hedge period. In July 2007, we paid $2,000 to Goldman under the terms of the Collared ASR in exchange for an initial delivery of 28.3 million shares to us in July 2007. Goldman delivered an additional 15.6 million shares to us during the term of the agreement.

Uncollared ASR

Under the second agreement ("Uncollared ASR"), the number of shares repurchased was based generally on the VWAP of our common stock during the term of the Uncollared ASR. In July 2007, we paid $1,000 to Goldman under the terms of the Uncollared ASR in exchange for an initial delivery of 17.0 million shares to us in July 2007. At the conclusion of the Uncollared ASR, we received an additional 4.9 million shares based on the VWAP of our common stock during the term of the agreement. The following table summarizes share repurchases under the ASR program in fiscal 2008 (shares in millions):

	Collared ASR	Uncollared ASR	Total

Shares received	43.9	21.9	65.8
Payments made	$2,000	$1,000	$3,000
Average price per share	$45.60	$45.57	$45.59

Comprehensive Income

Comprehensive income is computed as net earnings plus certain other items that are recorded directly to shareholders' equity. In addition to net earnings, the significant components of comprehensive income include foreign currency translation adjustments and unrealized gains and losses, net of tax, on available-for-sale marketable equity securities and on derivative instruments. Foreign currency translation adjustments do not include a provision for income tax expense when earnings from foreign operations are considered to be indefinitely reinvested outside the U.S.

Comprehensive income was $1,674, $184 and $1,693 in fiscal 2010, 2009 and 2008, respectively.

The components of accumulated other comprehensive income (loss), net of tax, were as follows:

	February 27, 2010	February 28, 2009

Foreign currency translation	$26	$(303)
Unrealized gains (losses) on available-for-sale investments	14	(14)
Unrealized gains (losses) on derivative instruments (cash flow hedges)	—	—

Total	$40	$(317)

$ in millions, except per share amounts or as otherwise noted

9.    Leases

The composition of net rent expense for all operating leases, including leases of property and equipment, was as follows in fiscal 2010, 2009 and 2008:

	2010	2009	2008

Minimum rentals	$1,145	$962	$757
Contingent rentals	2	1	1

Total rent expense	1,147	963	758
Less: sublease income	(20)	(23)	(22)

Net rent expense	$1,127	$940	$736

The future minimum lease payments under our capital, financing and operating leases by fiscal year (not including contingent rentals) at February 27, 2010, were as follows:

Fiscal Year	Capital Leases	Financing Leases	Operating Leases

2011	$17	$32	$1,162
2012	11	32	1,098
2013	5	32	1,032
2014	4	30	966
2015	4	28	887
Thereafter	26	81	3,335

Subtotal	67	235	$8,480

Less: imputed interest	(18)	(49)

Present value	$49	$186

Total minimum lease payments have not been reduced by minimum sublease rent income of approximately $98 due under future noncancelable subleases.

During fiscal 2010 and 2009, we entered into agreements totaling $9 and $35, respectively, related to various information system and real estate capital leases.

10.    Benefit Plans

We sponsor retirement savings plans for employees meeting certain eligibility requirements. Participants may choose from various investment options including a fund comprised of our company stock. Participants can contribute up to 50% of their eligible compensation annually as defined by the plan document, subject to Internal Revenue Service ("IRS") limitations. We match 100% of the first 3% of participating employees' contributions and 50% of the next 2%. Employer contributions vest immediately. The total employer contributions were $62, $58 and $53 in fiscal 2010, 2009 and 2008, respectively.

We have a non-qualified, unfunded deferred compensation plan for highly compensated employees and members of our Board of Directors. Amounts contributed and deferred under our deferred compensation plan are credited or charged with the performance of investment options offered under the plan and elected by the participants. In the event of bankruptcy, the assets of the plan are available to satisfy the claims of general creditors. The liability for compensation deferred under the plan was $61 and $55 at February 27, 2010, and February 28, 2009, respectively, and is included in long-term liabilities. We manage the risk of changes in the fair value of the liability for deferred compensation by electing to match our liability under the plan with investment vehicles that offset a substantial portion of our exposure. The cash value of the investment vehicles, which includes funding for future deferrals, was $75 and $64 at

$ in millions, except per share amounts or as otherwise noted

February 27, 2010, and February 28, 2009, respectively, and is included in other assets. Both the asset and the liability are carried at fair value.

11.    Income Taxes

The following is a reconciliation of the federal statutory income tax rate to income tax expense in fiscal 2010, 2009 and 2008:

	2010	2009	2008

Federal income tax at the statutory rate	$768	$595	$780
State income taxes, net of federal benefit	66	49	67
Benefit from foreign operations	(41)	(30)	(25)
Non-taxable interest income	(1)	(3)	(17)
Other	10	16	10
Impairments(1)	—	47	—

Income tax expense	$802	$674	$815

Effective income tax rate	36.5%	39.6%	36.6%
(1)
Tax impact of the other-than-temporary impairment of our investment in the common stock of CPW and the non-deductibility of our goodwill impairment charge.

Earnings before income tax expense and equity in income (loss) of affiliates by jurisdiction was as follows in fiscal 2010, 2009 and 2008:

	2010	2009	2008

United States	$1,870	$1,540	$1,931
Outside the United States	325	160	297

Earnings before income tax expense and equity in income (loss) of affiliates	$2,195	$1,700	$2,228

Income tax expense was comprised of the following in fiscal 2010, 2009 and 2008:

	2010	2009	2008

Current:
Federal	$666	$573	$609
State	113	78	110
Foreign	53	66	22

	832	717	741

Deferred:
Federal	(13)	(7)	47
State	(11)	1	(7)
Foreign	(6)	(37)	34

	(30)	(43)	74

Income tax expense	$802	$674	$815

Deferred taxes are the result of differences between the bases of assets and liabilities for financial reporting and income tax purposes. Deferred tax assets and liabilities were comprised of the following:

	February 27, 2010	February 28, 2009

Accrued property expenses	$149	$145
Other accrued expenses	126	152
Deferred revenue	150	115
Compensation and benefits	64	65
Stock-based compensation	125	127
Net operating loss carryforwards	211	150
Other	60	84

Total deferred tax assets	885	838
Valuation allowance	(151)	(79)

Total deferred tax assets after valuation allowance	734	759

Property and equipment	(381)	(383)
Convertible debt	(71)	(62)
Goodwill and intangibles	(125)	(130)
Other	(31)	(47)

Total deferred tax liabilities	(608)	(622)

Net deferred tax assets	$126	$137

$ in millions, except per share amounts or as otherwise noted

Deferred tax assets and liabilities included in our consolidated balance sheets were as follows:

	February 27, 2010	February 28, 2009

Other current assets	$244	$236
Other assets	19	28
Other long-term liabilities	(137)	(127)

Net deferred tax assets	$126	$137

At February 27, 2010, we had total net operating loss carryforwards from international operations of $161, of which $59 will expire in various years through 2020 and the remaining amounts have no expiration. Additionally, we had acquired U.S. federal net operating loss carryforwards of $50 which expire between 2019 and 2028, and U.S. federal foreign tax credits of $16 which expire between 2015 and 2019.

At February 27, 2010, a valuation allowance of $151 had been established against certain international net operating loss carryforwards and other international deferred tax assets. The $72 increase from February 28, 2009, is primarily due to valuation allowances that arose in fiscal 2010.

We have not provided deferred taxes on unremitted earnings attributable to foreign operations that have been considered to be reinvested indefinitely. These earnings relate to ongoing operations and were $1,284 at February 27, 2010. It is not practicable to determine the income tax liability that would be payable if such earnings were not indefinitely reinvested.

The following table provides a reconciliation of changes in unrecognized tax benefits for fiscal 2010 and 2009:

Balance at March 1, 2008	$261
Gross increases related to prior period tax positions	86
Gross decreases related to prior period tax positions	(9)
Gross increases related to current period tax positions	19
Settlements with taxing authorities	(2)
Lapse of statute of limitations	(6)

Balance at February 28, 2009	$349
Gross increases related to prior period tax positions	96
Gross decreases related to prior period tax positions	(72)
Gross increases related to current period tax positions	50
Settlements with taxing authorities	(24)
Lapse of statute of limitations	(6)

Balance at February 27, 2010	$393

At February 27, 2010, and February 28, 2009, $195 and $141, respectively, of unrecognized tax benefits would favorably impact the effective tax rate if recognized.

We recognize interest and penalties (not included in the "unrecognized tax benefits" above), as well as interest received from favorable tax settlements, as components of income tax expense. Interest expense of $13 and penalties of $4 were recognized as a component of income tax expense in fiscal 2010. At February 27, 2010, and February 28, 2009, we had accrued interest of $78 and $70, respectively, along with $4 of accrued penalties at February 27, 2010, and no accrued penalties at February 28, 2009.

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

$ in millions, except per share amounts or as otherwise noted

audit by various taxing authorities, it is reasonably possible that the amount of unrecognized tax benefits will change during the next 12 months. An estimate of the amount or range of such change cannot be made at this time. However, we do not expect the change, if any, to have a material effect on our consolidated financial condition or results of operations within the next 12 months.

12.    Segment and Geographic Information

Segment Information

We have organized our operations into two segments: Domestic and International. These segments are the primary areas of measurement and decision-making by our chief operating decision maker. The Domestic reportable segment is comprised of all store, call center and online operations within the U.S. and its territories. The International reportable segment is comprised of all store, call center and online operations outside the U.S. and its territories. We rely on an internal management reporting process that provides segment information to the operating income level for purposes of making financial decisions and allocating resources. The accounting policies of the segments are the same as those described in Note 1, Summary of Significant Accounting Policies. The following tables present our business segment information in fiscal 2010, 2009 and 2008:

	2010	2009	2008

Revenue
Domestic	$37,314	$35,070	$33,328
International	12,380	9,945	6,695

Total revenue	$49,694	$45,015	$40,023

Percentage of revenue, by revenue category
Domestic:
Consumer electronics	39%	39%	41%
Home office	34%	31%	28%
Entertainment software	16%	19%	20%
Appliances	4%	5%	5%
Services	6%	6%	6%
Other	1%	< 1%	< 1%

Total	100%	100%	100%

International:
Consumer electronics	20%	26%	39%
Home office	53%	45%	30%
Entertainment software	7%	9%	13%
Appliances	8%	10%	13%
Services	12%	10%	5%
Other	< 1%	< 1%	< 1%

Total	100%	100%	100%

$ in millions, except per share amounts or as otherwise noted

	2010	2009	2008

Operating income
Domestic	$2,071	$1,758	$1,999
International	164	112	162

Total operating income	2,235	1,870	2,161
Other income (expense)
Investment income and other	54	35	129
Investment impairment	—	(111)	—
Interest expense	(94)	(94)	(62)

Earnings from operations before income tax expense and equity in income (loss) of affiliates	$2,195	$1,700	$2,228

Assets
Domestic	$10,431	$9,059	$8,194
International	7,871	6,767	4,564

Total assets	$18,302	$15,826	$12,758

Capital expenditures
Domestic	$385	$971	$673
International	230	332	124

Total capital expenditures	$615	$1,303	$797

Depreciation
Domestic	$585	$550	$500
International	253	180	80

Total depreciation	$838	$730	$580

$ in millions, except per share amounts or as otherwise noted

Geographic Information

The following tables present our geographic information in fiscal 2010, 2009 and 2008:

	2010	2009	2008

Net sales to customers
United States	$37,315	$35,070	$33,328
Europe	5,591	3,205	—
Canada	5,065	5,174	5,386
China	1,677	1,558	1,309
Other	46	8	—

Total revenue	$49,694	$45,015	$40,023

Long-lived assets
United States	$2,960	$3,155	$2,733
Europe	464	439	—
Canada	462	408	435
China	152	161	138
Other	32	11	—

Total long-lived assets	$4,070	$4,174	$3,306

13.    Contingencies and Commitments

Contingencies

In December 2005, a purported class action lawsuit captioned, Jasmen Holloway, et al. v. Best Buy Co., Inc., was filed in the U.S. District Court for the Northern District of California alleging we discriminate against women and minority individuals on the basis of gender, race, color and/or national origin with respect to our employment policies and practices. The action seeks an end to discriminatory policies and practices, an award of back and front pay, punitive damages and injunctive relief, including rightful place relief for all class members. At February 27, 2010, no accrual had been established as it was not possible to estimate the possible loss or range of loss because this matter had not advanced to a stage where we could make any such estimate. A class certification hearing was held in June 2009, and we await the Court's decision. We believe the allegations are without merit and intend to defend this action vigorously.

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

Commitments

We engage Accenture LLP ("Accenture") to assist us with improving our operational capabilities and reducing our costs in the information systems, procurement and human resources areas. Our future contractual obligations to Accenture are expected to range from $171 to $271 per year through 2016, the end of the periods under contract.

We had outstanding letters of credit and bankers' acceptances for purchase obligations with an aggregate fair value of $469 at February 27, 2010.

At February 27, 2010, we had commitments for the purchase and construction of facilities valued at approximately $54. Also, at February 27, 2010, we had entered into lease commitments for land and buildings for 31 future locations. These lease commitments with real estate developers provide for minimum rentals ranging from 9 to 15 years, which if consummated based on current cost estimates, will approximate $9 annually over the initial lease terms. These minimum rentals are reported in the future minimum lease payments included in Note 9, Leases.

$ in millions, except per share amounts or as otherwise noted

14.    Related-Party Transactions

Best Buy Europe had the following related-party transactions and balances with CPW in fiscal 2010 and 2009:

	2010	2009

Revenue earned (primarily commission revenue and fees for information technology services provided to CPW)	$63	$12
SG&A incurred for rent paid to CPW	6	29
Interest expense incurred on credit facility with CPW as lender	4	15
Accounts payable to CPW at the end of the fiscal year	4	108
Accounts receivable from CPW at the end of the fiscal year	31	60
Balance outstanding on credit facility from CPW at the end of the fiscal year (see Note 6, Debt)	206	584

15.    Condensed Consolidating Financial Information

The SEC's rules require that condensed consolidating financial information be provided for a subsidiary that has guaranteed the debt of a registrant issued in a public offering, where the guarantee is full and unconditional and where the voting interest of the subsidiary is 100% owned by the registrant. Our convertible debentures, which had an aggregate principal balance and carrying amount of $402 at February 27, 2010, are jointly and severally guaranteed by our wholly-owned indirect subsidiary Best Buy Stores, L.P. ("Guarantor Subsidiary"). Investments in subsidiaries of Best Buy Stores, L.P., which have not guaranteed the convertible debentures ("Non-Guarantor Subsidiaries"), are required to be accounted for under the equity method, even though all such subsidiaries meet the requirements to be consolidated under GAAP.

Set forth below are condensed consolidating financial statements presenting the financial position, results of operations, and cash flows of (i) Best Buy Co., Inc., (ii) the Guarantor Subsidiary, (iii) the Non-Guarantor Subsidiaries, and (iv) the eliminations necessary to arrive at consolidated information for our company.

We file a consolidated U.S. federal income tax return. Income taxes are allocated in accordance with our tax allocation agreement. U.S. affiliates receive no tax benefit for taxable losses, but are allocated taxes at the required effective income tax rate if they have taxable income.

$ in millions, except per share amounts or as otherwise noted

The following tables present condensed consolidating balance sheets as of February 27, 2010, and February 28, 2009, and condensed consolidating statements of earnings and cash flows for the fiscal years ended February 27, 2010, February 28, 2009, and March 1, 2008, and should be read in conjunction with the consolidated financial statements herein. We have reclassified certain prior-year amounts as described in Note 1, Summary of Significant Accounting Policies.

Condensed Consolidating Balance Sheets

At February 27, 2010

	Best Buy Co., Inc.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Assets
Current Assets
Cash and cash equivalents	$1,170	$53	$603	$—	$1,826
Short-term investments	88	—	2	—	90
Receivables	—	485	1,535	—	2,020
Merchandise inventories	—	3,662	1,873	(49)	5,486
Other current assets	221	149	775	(1)	1,144
Intercompany receivable	—	—	7,983	(7,983)	—
Intercompany note receivable	833	—	—	(833)	—

Total current assets	2,312	4,349	12,771	(8,866)	10,566
Net Property and Equipment	214	1,864	1,992	—	4,070
Goodwill	—	6	2,446	—	2,452
Tradenames	—	—	159	—	159
Customer Relationships	—	—	279	—	279
Equity and Other Investments	216	—	108	—	324
Other Assets	103	34	362	(47)	452
Investments in Subsidiaries	12,246	287	2,296	(14,829)	—

Total Assets	$15,091	$6,540	$20,413	$(23,742)	$18,302

Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable	$414	$26	$4,836	$—	$5,276
Unredeemed gift card liabilities	—	401	62	—	463
Accrued compensation and related expenses	4	218	322	—	544
Accrued liabilities	25	652	1,004	—	1,681
Accrued income taxes	316	—	—	—	316
Short-term debt	—	—	663	—	663
Current portion of long-term debt	1	21	13	—	35
Intercompany payable	6,816	1,167	—	(7,983)	—
Intercompany note payable	—	500	333	(833)	—

Total current liabilities	7,576	2,985	7,233	(8,816)	8,978
Long-Term Liabilities	247	1,123	224	(338)	1,256
Long-Term Debt	902	136	66	—	1,104
Shareholders' Equity	6,366	2,296	12,890	(14,588)	6,964

Total Liabilities and Shareholders' Equity	$15,091	$6,540	$20,413	$(23,742)	$18,302

$ in millions, except per share amounts or as otherwise noted

Condensed Consolidating Balance Sheets

At February 28, 2009

	Best Buy Co., Inc.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Assets
Current Assets
Cash and cash equivalents	$150	$48	$300	$—	$498
Short-term investments	—	—	11	—	11
Receivables	3	442	1,423	—	1,868
Merchandise inventories	—	5,402	1,537	(2,186)	4,753
Other current assets	135	210	764	(47)	1,062
Intercompany receivable	—	—	8,267	(8,267)	—
Intercompany note receivable	816	—	21	(837)	—

Total current assets	1,104	6,102	12,323	(11,337)	8,192
Net Property and Equipment	219	2,262	1,693	—	4,174
Goodwill	—	20	2,183	—	2,203
Tradenames	—	—	173	—	173
Customer Relationships	—	—	322	—	322
Equity and Other Investments	318	—	77	—	395
Other Assets	56	16	431	(136)	367
Investments in Subsidiaries	10,644	136	1,309	(12,089)	—

Total Assets	$12,341	$8,536	$18,511	$(23,562)	$15,826

Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable	$—	$—	$4,997	$—	$4,997
Unredeemed gift card liabilities	—	424	55	—	479
Accrued compensation and related expenses	—	253	206	—	459
Accrued liabilities	12	552	868	(50)	1,382
Accrued income taxes	281	—	—	—	281
Short-term debt	162	—	621	—	783
Current portion of long-term debt	2	21	31	—	54
Intercompany payable	4,168	4,099	—	(8,267)	—
Intercompany note payable	21	500	316	(837)	—

Total current liabilities	4,646	5,849	7,094	(9,154)	8,435
Long-Term Liabilities	110	1,226	190	(417)	1,109
Long-Term Debt	904	152	70	—	1,126
Shareholders' Equity	6,681	1,309	11,157	(13,991)	5,156

Total Liabilities and Shareholders' Equity	$12,341	$8,536	$18,511	$(23,562)	$15,826

$ in millions, except per share amounts or as otherwise noted

Condensed Consolidating Statements of Earnings

Fiscal Year Ended February 27, 2010

	Best Buy Co., Inc.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenue	$16	$34,347	$43,743	$(28,412)	$49,694
Cost of goods sold	—	25,809	39,292	(27,567)	37,534

Gross profit	16	8,538	4,451	(845)	12,160
Selling, general and administrative expenses	166	8,170	4,705	(3,168)	9,873
Restructuring charges	—	25	27	—	52

Operating (loss) income	(150)	343	(281)	2,323	2,235
Other income (expense)
Investment income and other	10	1	66	(23)	54
Interest expense	(59)	(21)	(37)	23	(94)
Equity in (loss) earnings of subsidiaries	(335)	(3)	202	136	—

(Loss) earnings before income tax expense and equity in income of affiliates	(534)	320	(50)	2,459	2,195
Income tax expense	471	122	209	—	802
Equity in income of affiliates	—	—	1	—	1

Net (loss) earnings including noncontrolling interests	(1,005)	198	(258)	2,459	1,394
Net earnings attributable to noncontrolling interests	—	—	(77)	—	(77)

Net (loss) earnings attributable to Best Buy Co., Inc.	$(1,005)	$198	$(335)	$2,459	$1,317

$ in millions, except per share amounts or as otherwise noted

Condensed Consolidating Statements of Earnings

Fiscal Year Ended February 28, 2009

	Best Buy Co., Inc.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenue	$16	$32,407	$47,925	$(35,333)	$45,015
Cost of goods sold	—	26,793	42,316	(35,092)	34,017

Gross profit	16	5,614	5,609	(241)	10,998
Selling, general and administrative expenses	150	5,317	3,499	18	8,984
Restructuring charges	—	43	35	—	78
Goodwill and tradename impairment	—	—	66	—	66

Operating (loss) income	(134)	254	2,009	(259)	1,870
Other income (expense)
Investment income and other	12	—	206	(183)	35
Investment impairment	—	—	(111)	—	(111)
Interest expense	(211)	(47)	(19)	183	(94)
Equity in earnings (loss) of subsidiaries	1,293	(146)	108	(1,255)	—

Earnings before income tax expense and equity in income of affiliates	960	61	2,193	(1,514)	1,700
Income tax (benefit) expense	(302)	99	877	—	674
Equity in income of affiliates	—	—	7	—	7

Net earnings (loss) including noncontrolling interests	1,262	(38)	1,323	(1,514)	1,033
Net earnings attributable to noncontrolling interests	—	—	(30)	—	(30)

Net earnings (loss) attributable to Best Buy Co., Inc.	$1,262	$(38)	$1,293	$(1,514)	$1,003

$ in millions, except per share amounts or as otherwise noted

Condensed Consolidating Statements of Earnings

Fiscal Year Ended March 1, 2008

	Best Buy Co., Inc.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenue	$16	$31,092	$42,677	$(33,762)	$40,023
Cost of goods sold	—	25,881	36,926	(32,330)	30,477

Gross profit	16	5,211	5,751	(1,432)	9,546
Selling, general and administrative expenses	137	4,933	2,321	(6)	7,385

Operating (loss) income	(121)	278	3,430	(1,426)	2,161
Other income (expense)
Investment income and other	65	(1)	367	(302)	129
Interest expense	(304)	(50)	(10)	302	(62)
Equity in earnings (loss) of subsidiaries	2,661	(82)	167	(2,746)	—

Earnings before income tax expense and equity in loss of affiliates	2,301	145	3,954	(4,172)	2,228
Income tax (benefit) expense	(532)	60	1,287	—	815
Equity in loss of affiliates	—	—	(3)	—	(3)

Net earnings including noncontrolling interests	2,833	85	2,664	(4,172)	1,410
Net earnings attributable to noncontrolling interests	—	—	(3)	—	(3)

Net earnings attributable to Best Buy Co., Inc.	$2,833	$85	$2,661	$(4,172)	$1,407

$ in millions, except per share amounts or as otherwise noted

Condensed Consolidating Statements of Cash Flows

Fiscal Year Ended February 27, 2010

	Best Buy Co., Inc.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Total cash (used in) provided by operating activities	$(1,351)	$2,957	$600	$—	$2,206

Investing Activities
Additions to property and equipment	—	(165)	(450)	—	(615)
Purchases of investments	(16)	—	—	—	(16)
Sales of investments	45	—	11	—	56
Acquisition of businesses, net of cash acquired	—	(3)	(4)	—	(7)
Change in restricted assets	(5)	—	23	—	18
Settlement of net investment hedges	—	—	40	—	40
Other, net	—	(12)	(4)	—	(16)

Total cash provided by (used in) investing activities	24	(180)	(384)	—	(540)

Financing Activities
Issuance of common stock under employee stock purchase plan and for the exercise of stock options	138	—	—	—	138
Dividends paid	(234)	—	—	—	(234)
Repayments of debt	(3,035)	(27)	(2,280)	—	(5,342)
Proceeds from issuance of debt	2,870	—	2,262	—	5,132
Acquisition of noncontrolling interests	—	—	(34)	—	(34)
Excess tax benefits from stock-based compensation	7	—	—	—	7
Other, net	—	—	(15)	—	(15)
Change in intercompany receivable/payable	2,601	(2,745)	144	—	—

Total cash provided by (used in) financing activities	2,347	(2,772)	77	—	(348)

Effect of Exchange Rate Changes on Cash	—	—	10	—	10

Increase in Cash and Cash Equivalents	1,020	5	303	—	1,328
Cash and Cash Equivalents at Beginning of Year	150	48	300	—	498

Cash and Cash Equivalents at End of Year	$1,170	$53	$603	$—	$1,826

$ in millions, except per share amounts or as otherwise noted

Condensed Consolidating Statements of Cash Flows

Fiscal Year Ended February 28, 2009

	Best Buy Co., Inc.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Total cash (used in) provided by operating activities	$(1,281)	$616	$2,542	$—	$1,877

Investing Activities
Additions to property and equipment	—	(641)	(662)	—	(1,303)
Purchases of investments	(28)	—	(53)	—	(81)
Sales of investments	91	—	155	—	246
Acquisition of businesses, net of cash acquired	—	2	(2,172)	—	(2,170)
Change in restricted assets	—	—	(97)	—	(97)
Other, net	—	(17)	(5)	—	(22)

Total cash provided by (used in) investing activities	63	(656)	(2,834)	—	(3,427)

Financing Activities
Issuance of common stock under employee stock purchase plan and for the exercise of stock options	83	—	—	—	83
Dividends paid	(223)	—	—	—	(223)
Repayments of debt	(3,249)	(19)	(1,444)	—	(4,712)
Proceeds from issuance of debt	3,795	37	1,774	—	5,606
Acquisition of noncontrolling interests	—	—	(146)	—	(146)
Excess tax benefits from stock-based compensation	6	—	—	—	6
Other, net	(5)	—	(18)	—	(23)
Change in intercompany receivable/payable	790	—	(790)	—	—

Total cash provided by (used in) financing activities	1,197	18	(624)	—	591

Effect of Exchange Rate Changes on Cash	—	—	19	—	19

Decrease in Cash and Cash Equivalents	(21)	(22)	(897)	—	(940)
Cash and Cash Equivalents at Beginning of Year	171	70	1,197	—	1,438

Cash and Cash Equivalents at End of Year	$150	$48	$300	$—	$498

$ in millions, except per share amounts or as otherwise noted

Condensed Consolidating Statements of Cash Flows

Fiscal Year Ended March 1, 2008

	Best Buy Co., Inc.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Total cash provided by (used in) operating activities	$284	$(1,212)	$2,953	$—	$2,025

Investing Activities
Additions to property and equipment	—	(469)	(328)	—	(797)
Purchases of investments	(7,486)	—	(1,015)	—	(8,501)
Sales of investments	10,136	—	799	—	10,935
Acquisition of business, net of cash acquired	—	—	(89)	—	(89)
Change in restricted assets	16	—	(101)	—	(85)
Other, net	—	4	(3)	—	1

Total cash provided by (used in) investing activities	2,666	(465)	(737)	—	1,464

Financing Activities
Repurchase of common stock	(3,461)	—	—	—	(3,461)
Issuance of common stock under employee stock purchase plan and for the exercise of stock options	146	—	—	—	146
Dividends paid	(204)	—	—	—	(204)
Repayments of debt	(4,242)	(10)	(101)	—	(4,353)
Proceeds from issuance of debt	4,360	33	93	—	4,486
Excess tax benefits from stock-based compensation	24	—	—	—	24
Other, net	—	—	(16)	—	(16)
Change in intercompany receivable/payable	363	1,647	(2,010)	—	—

Total cash (used in) provided by financing activities	(3,014)	1,670	(2,034)	—	(3,378)

Effect of Exchange Rate Changes on Cash	—	—	122	—	122

(Decrease) Increase in Cash and Cash Equivalents	(64)	(7)	304	—	233
Cash and Cash Equivalents at Beginning of Year	235	77	893	—	1,205

Cash and Cash Equivalents at End of Year	$171	$70	$1,197	$—	$1,438

$ in millions, except per share amounts or as otherwise noted

16.    Supplementary Financial Information (Unaudited)

The following tables show selected operating results for each quarter and full year of fiscal 2010 and 2009 (unaudited):

	Quarter
					Fiscal Year
	1st	2nd	3rd	4th

Fiscal 2010
Revenue	$10,095	$11,022	$12,024	$16,553	$49,694
Comparable store sales % change(1)	(6.2)%	(3.9)%	1.7%	7.0%	0.6%
Gross profit	$2,557	$2,684	$2,942	$3,977	$12,160
Operating income(2)	296	280	376	1,283	2,235
Net earnings attributable to Best Buy Co., Inc.	153	158	227	779	1,317
Diluted earnings per share(3)	0.36	0.37	0.53	1.82	3.10

	Quarter
					Fiscal Year
	1st	2nd	3rd	4th

Fiscal 2009
Revenue	$8,990	$9,801	$11,500	$14,724	$45,015
Comparable store sales % change(1)	3.7%	4.2%	(5.3)%	(4.9)%	(1.3)%
Gross profit	$2,133	$2,381	$2,861	$3,623	$10,998
Operating income(4)	277	339	274	980	1,870
Net earnings attributable to Best Buy Co., Inc.(5)	179	202	52	570	1,003
Diluted earnings per share	0.43	0.48	0.13	1.35	2.39

Note: Certain fiscal year totals may not add due to rounding.

(1)
Comprised of revenue from stores operating for at least 14 full months as well as revenue related to call centers, Web sites and our other comparable sales channels. Revenue we earn from sales of merchandise to wholesalers or dealers is not included within our comparable store sales calculation. Relocated, remodeled and expanded stores are excluded from our comparable store sales calculation until at least 14 full months after reopening. Acquired stores are included in our comparable store sales calculation beginning with the first full quarter following the first anniversary of the date of the acquisition. The portion of our calculation of the comparable store sales percentage change attributable to our International segment excludes the effect of fluctuations in foreign currency exchange rates. The method of calculating comparable store sales varies across the retail industry. As a result, our method of calculating comparable store sales may not be the same as other retailers' methods.

(2)
Includes $52 of restructuring charges recorded in the fiscal first quarter related to measures we took to restructure our businesses.

(3)
The sum of our quarterly diluted earnings per share does not equal our annual diluted earnings per share due to the impact of the timing of stock option exercises on quarterly and annual weighted-average shares outstanding.

(4)
Includes $78 of restructuring charges recorded in the fiscal fourth quarter related to measures we took to restructure our businesses and $66 of goodwill and tradename impairment charges recorded in the fiscal fourth quarter related to our Speakeasy business.

(5)
Includes a $96 investment impairment charge recorded in the fiscal third quarter related to our investment in the common stock of CPW. See Note 3, Investments.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), as of February 27, 2010. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of February 27, 2010, our disclosure controls and procedures were effective.

Management's Report on Internal Control Over Financial Reporting

Management's report on our internal control over financial reporting is included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Attestation Report of the Independent Registered Public Accounting Firm

The attestation report of Deloitte & Touche LLP, our independent registered public accounting firm, on the effectiveness of our internal control over financial reporting is included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the fiscal fourth quarter ended February 27, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Audit Committee Financial Expert and Identification of the Audit Committee

The information provided under the caption "Audit Committee Report" in the Proxy Statement, regarding the Audit Committee financial experts and the identification of the Audit Committee members, is incorporated herein by reference.

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

Code of Ethics

We adopted a Code of Business Ethics that applies to our directors and all of our employees, including our principal executive officer, our principal financial officer and our principal accounting officer. Our Code of Business Ethics is available on our Web site, www.bby.com — select the "Investor Relations" link and then the "Corporate Governance" link.

A copy of our Code of Business Ethics may also be obtained, without charge, upon written request to:

Best Buy Co., Inc.
Investor Relations Department
7601 Penn Avenue South
Richfield, MN 55423-3645

We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, a provision of our Code of Business Ethics that applies to our principal executive officer, principal financial officer or principal accounting officer by posting such information within two business days of any such amendment or waiver on our Web site, www.bby.com — select the "Investor Relations" link and then the "Corporate Governance" link.

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

Item 14. Principal Accounting Fees and Services.

The information provided under the caption "Ratification of Appointment of our Independent Registered Public Accounting Firm — Principal Accountant Services and Fees" in the Proxy Statement is incorporated herein by reference.

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

  3.
  Exhibits:

		Incorporated by Reference
Exhibit No.						Filed Herewith
	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

2.1	Sale and Purchase Agreement, dated May 7, 2008, as amended, among The Carphone Warehouse Group Plc, CPW Retail Holdings Limited; Best Buy Co., Inc. and Best Buy Distributions Limited	8-K/A	001-09595	1.1	5/13/2008
2.2	Agreement and Plan of Merger, dated September 14, 2008, by and among Best Buy Co., Inc., Puma Cat Acquisition Corp. and Napster, Inc.	8-K	001-09595	2.1	9/15/2008
3.1	Restated Articles of Incorporation	DEF 14A	001-09595	n/a	5/12/2009
3.2	Amended and Restated By-Laws	8-K	001-09595	3	12/17/2009
4.1	Indenture by and among Best Buy Co., Inc., Best Buy Stores, L.P. and Wells Fargo Bank Minnesota, National Association, dated January 15, 2002, as amended and supplemented	S-3	333-83562	4.1	2/28/2002
4.2	Offer Letter Agreement between Royal Bank of Canada and Best Buy Canada Ltd. Magasins Best Buy Ltee dated March 9, 2004	10-K	001-09595	4.3	4/29/2004
4.3	Credit Agreement dated September 19, 2007 among Best Buy Co., Inc., the Subsidiary Guarantors, the Lenders, and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-09595	4	9/25/2007

		Incorporated by Reference
Exhibit No.						Filed Herewith
	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

4.4	First Amendment, dated as of June 17, 2008, to the Credit Agreement, dated as of September 19, 2007, among Best Buy Co., Inc., the Subsidiary Guarantors named therein, the Lenders named therein and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-09595	4.1	6/18/2008
4.5	Indenture, dated as of June 24, 2008, between Best Buy Co., Inc. and Wells Fargo Bank, N.A., as Trustee	8-K	001-09595	4.1	6/24/2008
4.6	Supplemental Indenture, dated as of June 24, 2008, between Best Buy Co., Inc. and Wells Fargo Bank, N.A., as Trustee	8-K	001-09595	4.2	6/24/2008
4.7	Registration Rights Agreement, dated as of June 24, 2008, by and among Best Buy Co., Inc., J.P. Morgan Securities Inc. and Goldman, Sachs & Co. for themselves and on behalf of the other initial purchasers of the Notes	8-K	001-09595	4.3	6/24/2008
4.8	Shareholders Agreement, dated June 30, 2008, as amended, between The Carphone Warehouse Group Plc; CPW Retail Holdings Limited; Best Buy Co., Inc.; and Best Buy Distributions Limited	8-K	001-09595	4.1	7/3/2008
4.9	Receivables Financing Agreement dated July 3, 2009, between a subsidiary of Best Buy Europe and Barclays Bank PLC, as administrative agent, and a syndication of banks	10-Q	001-09595	5.0	10/8/2009
4.10	Facility Agreement, dated January 27, 2010, between Best Buy Europe Distributions Limited, Best Buy Distributions Limited, The Carphone Warehouse Group Plc and New Carphone Warehouse Plc	8-K	001-09595	4.1	1/29/2010
*10.1	1994 Full-Time Employee Non-Qualified Stock Option Plan, as amended	10-K	001-09595	10.1	5/2/2007
*10.2	1997 Employee Non-Qualified Stock Option Plan, as amended	10-Q	001-09595	10.1	10/6/2005
*10.3	1997 Directors' Non-Qualified Stock Option Plan, as amended	10-K	001-09595	10.3	5/2/2007
*10.4	Service Agreement between Best Buy Europe Distributions Limited and Jonathan Scott Wheway					X

Incorporated by Reference
Exhibit No.						Filed Herewith
	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

*10.5	2000 Restricted Stock Award Plan, as amended	10-Q	001-09595	10.2	10/6/2005
*10.6	Best Buy Co., Inc. 2004 Omnibus Stock and Incentive Plan, as amended	S-8	333-160247	99	6/26/2009
*10.7	2010 Long-Term Incentive Program Award Agreement, as approved by the Board of Directors					X
*10.8	Best Buy Fourth Amended and Restated Deferred Compensation Plan, as amended	10-K	001-09595	10.4	4/29/2004
*10.9	Best Buy Co., Inc. Performance Share Award Agreement dated August 5, 2008	8-K	001-09595	10.1	8/8/2008
12.1	Statements re: Computation of Ratios					X
21.1	Subsidiaries of the Registrant					X
23.1	Consent of Deloitte & Touche LLP					X
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

Incorporated by Reference
Exhibit No.						Filed Herewith
	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

101	The following financial information from our Annual Report on Form 10-K for fiscal 2010, filed with the SEC on April 28, 2010, formatted in Extensible Business Reporting Language (XBRL): (i) the consolidated balance sheets at February 27, 2010 and February 28, 2009, (ii) the consolidated statements of earnings for the years ended February 27, 2010, February 28, 2009 and March 1, 2008, (iii) the consolidated statements of cash flows for the years ended February 27, 2010, February 28, 2009 and March 1, 2008, (iv) the consolidated statements of changes in shareholders' equity for the years ended February 27, 2010, February 28, 2009 and March 1, 2008 and (v) the Notes to Consolidated Financial Statements (tagged as blocks of text).(1)
*
Management contracts or compensatory plans or arrangements required to be filed as exhibits pursuant to Item 15(b) of Form 10-K.

(1)
The XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

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

Best Buy Co., Inc. (Registrant)
By:	/s/ Brian J. Dunn Brian J. Dunn Chief Executive Officer Date: April 28, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Brian J. Dunn Brian J. Dunn	Chief Executive Officer and Director (principal executive officer)	April 28, 2010
/s/ James L. Muehlbauer James L. Muehlbauer	Executive Vice President — Finance and Chief Financial Officer (principal financial officer)	April 28, 2010
/s/ Susan S. Grafton Susan S. Grafton	Vice President, Controller and Chief Accounting Officer (principal accounting officer)	April 28, 2010
/s/ Bradbury H. Anderson Bradbury H. Anderson	Vice Chairman	April 28, 2010
/s/ Lisa M. Caputo Lisa M. Caputo	Director	April 28, 2010
/s/ Kathy J. Higgins Victor Kathy J. Higgins Victor	Director	April 28, 2010
/s/ Ronald James Ronald James	Director	April 28, 2010
/s/ Elliot S. Kaplan Elliot S. Kaplan	Director	April 28, 2010
/s/ Sanjay Khosla Sanjay Khosla	Director	April 28, 2010
/s/ Allen U. Lenzmeier Allen U. Lenzmeier	Vice Chairman	April 28, 2010
/s/ George L. Mikan III George L. Mikan III	Director	April 28, 2010
/s/ Matthew H. Paull Matthew H. Paull	Director	April 28, 2010
/s/ Rogelio M. Rebolledo Rogelio M. Rebolledo	Director	April 28, 2010
/s/ Richard M. Schulze Richard M. Schulze	Chairman	April 28, 2010
/s/ Frank D. Trestman Frank D. Trestman	Director	April 28, 2010
/s/ Hatim A. Tyabji Hatim A. Tyabji	Director	April 28, 2010
/s/ Gérard R. Vittecoq Gérard R. Vittecoq	Director	April 28, 2010

Schedule II

Valuation and Qualifying Accounts
($ in millions)

	Balance at Beginning of Period	Charged to Expenses or Other Accounts	Other(1)	Balance at End of Period

Year ended February 27, 2010
Allowance for doubtful accounts	$97	$48	$(44)	$101
Year ended February 28, 2009
Allowance for doubtful accounts	$24	$(5)	$78	$97
Year ended March 1, 2008
Allowance for doubtful accounts	$17	$15	$(8)	$24
(1)
Includes bad debt write-offs and recoveries, acquisitions and the effect of foreign currency fluctuations.