Form 10-Q
period 2010-05-29
BEST BUY CO INC
filed 2010-07-08
CIK 764478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 29, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, $.10 Par Value — 416,930,000 shares outstanding as of July 2, 2010.

BEST BUY CO., INC.

FORM 10-Q FOR THE QUARTER ENDED MAY 29, 2010

PART I — FINANCIAL INFORMATION

ITEM 1.               CONSOLIDATED FINANCIAL STATEMENTS

BEST BUY CO., INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

($ in millions, except per share amounts)

(Unaudited)

	May 29, 2010	February 27, 2010	May 30, 2009
CURRENT ASSETS
Cash and cash equivalents	$1,239	$1,826	$535
Short-term investments	205	90	8
Receivables	1,579	2,020	1,427
Merchandise inventories	6,335	5,486	5,486
Other current assets	1,030	1,144	954
Total current assets	10,388	10,566	8,410

PROPERTY AND EQUIPMENT, NET	3,982	4,070	4,184

GOODWILL	2,386	2,452	2,296

TRADENAMES, NET	153	159	167

CUSTOMER RELATIONSHIPS, NET	247	279	305

EQUITY AND OTHER INVESTMENTS	323	324	421

OTHER ASSETS	477	452	431

TOTAL ASSETS	$17,956	$18,302	$16,214

NOTE:  The consolidated balance sheet as of February 27, 2010, has been condensed from the audited consolidated financial statements.

See Notes to Condensed Consolidated Financial Statements.

BEST BUY CO., INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

($ in millions, except per share amounts)

(Unaudited)

	May 29, 2010	February 27, 2010	May 30, 2009
CURRENT LIABILITIES
Accounts payable	$5,860	$5,276	$4,996
Unredeemed gift card liabilities	424	463	428
Accrued compensation and related expenses	436	544	404
Accrued liabilities	1,601	1,681	1,365
Accrued income taxes	51	316	92
Short-term debt	197	663	1,017
Current portion of long-term debt	34	35	54
Total current liabilities	8,603	8,978	8,356

LONG-TERM LIABILITIES	1,253	1,256	1,236

LONG-TERM DEBT	1,093	1,104	1,121

SHAREHOLDERS’ EQUITY
Best Buy Co., Inc. Shareholders’ Equity
Preferred stock, $1.00 par value: Authorized — 400,000 shares; Issued and outstanding — none	—	—	—
Common stock, $0.10 par value: Authorized — 1.0 billion shares; Issued and outstanding — 420,062,000, 418,815,000 and 416,359,000 shares, respectively	42	42	42
Additional paid-in capital	474	441	294
Retained earnings	5,892	5,797	4,808
Accumulated other comprehensive (loss) income	(40)	40	(154)
Total Best Buy Co., Inc. shareholders’ equity	6,368	6,320	4,990
Noncontrolling interests	639	644	511
Total shareholders’ equity	7,007	6,964	5,501

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$17,956	$18,302	$16,214

NOTE:  The consolidated balance sheet as of February 27, 2010, has been condensed from the audited consolidated financial statements.

See Notes to Condensed Consolidated Financial Statements.

BEST BUY CO., INC.

CONSOLIDATED STATEMENTS OF EARNINGS

($ in millions, except per share amounts)

(Unaudited)

	Three Months Ended
	May 29, 2010	May 30, 2009
Revenue	$10,787	$10,095
Cost of goods sold	7,994	7,538
Gross profit	2,793	2,557
Selling, general and administrative expenses	2,480	2,209
Restructuring charges	—	52
Operating income	313	296
Other income (expense)
Investment income and other	12	9
Interest expense	(23)	(23)

Earnings before income tax expense	302	282
Income tax expense	121	126
Net earnings including noncontrolling interests	181	156
Net earnings attributable to noncontrolling interests	(26)	(3)

Net earnings attributable to Best Buy Co., Inc.	$155	$153

Earnings per share attributable to Best Buy Co., Inc.
Basic	$0.37	$0.37
Diluted	$0.36	$0.36

Dividends declared per common share	$0.14	$0.14

Weighted average common shares outstanding (in millions)
Basic	420.3	415.2
Diluted	431.7	425.7

See Notes to Condensed Consolidated Financial Statements.

BEST BUY CO., INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MAY 29, 2010, AND MAY 30, 2009

($ and shares in millions)

(Unaudited)

	Best Buy Co., Inc.
	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Best Buy Co., Inc.	Non controlling Interests	Total
Balances at February 27, 2010	419	$42	$441	$5,797	$40	$6,320	$644	$6,964

Net earnings, three months ended May 29, 2010	—	—	—	155	—	155	26	181
Other comprehensive income, net of tax
Foreign currency translation adjustments	—	—	—	—	(85)	(85)	(31)	(116)
Unrealized gains on available-for-sale investments	—	—	—	—	5	5	—	5
Cash flow hedging instruments — unrealized losses	—	—	—	—	—	—	—	—
Total comprehensive income						75	(5)	70

Stock-based compensation	—	—	29	—	—	29	—	29
Stock options exercised	3	—	88	—	—	88	—	88
Issuance of common stock under employee stock purchase plan	1	—	22	—	—	22	—	22
Tax benefit from stock options exercised, restricted stock vesting and employee stock purchase plan	—	—	5	—	—	5	—	5
Common stock dividends, $0.14 per share	—	—	—	(60)	—	(60)	—	(60)
Repurchase of common stock	(3)	—	(111)	—	—	(111)	—	(111)
Balances at May 29, 2010	420	$42	$474	$5,892	$(40)	$6,368	$639	$7,007

Balances at February 28, 2009	414	$41	$205	$4,714	$(317)	$4,643	$513	$5,156

Net earnings, three months ended May 30, 2009	—	—	—	153	—	153	3	156
Other comprehensive income, net of tax
Foreign currency translation adjustments	—	—	—	—	139	139	18	157
Unrealized gains on available-for-sale investments	—	—	—	—	25	25	—	25
Cash flow hedging instruments — unrealized losses	—	—	—	—	(1)	(1)	(1)	(2)
Total comprehensive income						316	20	336

Acquisition of business (adjustments to purchase price allocation)	—	—	—	—	—	—	(22)	(22)
Stock-based compensation	—	—	27	—	—	27	—	27
Issuance of common stock under employee stock purchase plan	1	—	19	—	—	19	—	19
Stock options exercised	1	1	51	—	—	52	—	52
Tax deficit from stock options exercised, restricted stock vesting and employee stock purchase plan	—	—	(8)	—	—	(8)	—	(8)
Common stock dividends, $0.14 per share	—	—	—	(59)	—	(59)	—	(59)
Balances at May 30, 2009	416	$42	$294	$4,808	$(154)	$4,990	$511	$5,501

See Notes to Condensed Consolidated Financial Statements.

BEST BUY CO., INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)

(Unaudited)

	Three Months Ended
	May 29, 2010	May 30, 2009
OPERATING ACTIVITIES
Net earnings including noncontrolling interests	$181	$156
Adjustments to reconcile net earnings including noncontrolling interests to total cash used in operating activities
Depreciation	221	196
Amortization of definite-lived intangible assets	22	21
Restructuring charges	—	52
Stock-based compensation	29	27
Deferred income taxes	3	24
Excess tax benefits from stock-based compensation	(10)	(2)
Other, net	4	1
Changes in operating assets and liabilities, net of acquired assets and liabilities
Receivables	388	421
Merchandise inventories	(873)	(668)
Other assets	49	99
Accounts payable	620	(33)
Other liabilities	(208)	(163)
Income taxes	(257)	(184)
Total cash provided by (used in) operating activities	169	(53)

INVESTING ACTIVITIES
Additions to property and equipment	(161)	(186)
Purchases of investments	(150)	(3)
Sales of investments	35	22
Change in restricted assets	11	11
Settlement of net investment hedges	12	—
Other, net	(1)	(15)
Total cash used in investing activities	(254)	(171)

FINANCING ACTIVITIES
Repurchase of common stock	(111)	—
Borrowings of debt	463	1,806
Repayments of debt	(907)	(1,558)
Dividends paid	(59)	(58)
Issuance of common stock under employee stock purchase plan and for the exercise of stock options	110	71
Excess tax benefits from stock-based compensation	10	2
Other, net	—	(2)
Total cash (used in) provided by financing activities	(494)	261

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(8)	—

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(587)	37

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,826	498

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,239	$535

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

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary for a fair presentation as prescribed by accounting principles generally accepted in the United States (“GAAP”). All adjustments were comprised of normal recurring adjustments, except as noted in these Notes to Condensed Consolidated Financial Statements.

Historically, we have realized more of our revenue and earnings in the fiscal fourth quarter, which includes the majority of the holiday shopping season in the U.S., Europe and Canada, than in any other fiscal quarter. Due to the seasonal nature of our business, interim results are not necessarily indicative of results for the entire fiscal year. The interim financial statements and the related notes in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended February 27, 2010.

In order to align our fiscal reporting periods and comply with statutory filing requirements in certain foreign jurisdictions, we consolidate the financial results of our Europe, China, Mexico and Turkey operations on a two-month lag. There were no significant intervening events which would have materially affected our consolidated financial statements had they been recorded during the three months ended May 29, 2010.

In preparing the accompanying condensed consolidated financial statements, we evaluated the period from May 30, 2010 through the date the financial statements were issued for material subsequent events requiring recognition or disclosure. Other than the sale of our Speakeasy business, as discussed in Note 13, Subsequent Event, no such events were identified for this period.

New Accounting Standards

Consolidation of Variable Interest Entities — In June 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance on the treatment of a consolidation of variable interest entities (“VIE”) in response to concerns about the application of certain key provisions of pre-existing guidance, including those regarding the transparency of an involvement with a VIE. Specifically, this new guidance requires a qualitative approach to identifying a controlling financial interest in a VIE and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. In addition, this new guidance requires additional disclosures about an involvement with a VIE and any significant changes in risk exposure due to that involvement. This new guidance is effective for fiscal years beginning after November 15, 2009. As such, we adopted the new guidance on February 28, 2010, and determined that it did not have an impact on our consolidated financial position or results of operations.

Transfers of Financial Assets — In June 2009, the FASB issued new guidance on the treatment of transfers of financial assets which eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. This new guidance is effective for fiscal years beginning after November 15, 2009. As such, we adopted the new guidance on February 28, 2010, and determined that it did not have an impact on our consolidated financial position or results of operations.

2.                        Investments

Investments were comprised of the following:

	May 29, 2010	February 27, 2010	May 30, 2009
Short-term investments
Money market fund	$2	$2	$8
U.S. Treasury bills	150	—	—
Debt securities (auction-rate securities)	53	88	—
Total short-term investments	$205	$90	$8

Equity and other investments
Debt securities (auction-rate securities)	$180	$192	$298
Marketable equity securities	87	77	79
Other investments	56	55	44
Total equity and other investments	$323	$324	$421

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

In February 2008, auctions began to fail due to insufficient buyers, as the amount of securities submitted for sale in auctions exceeded the aggregate amount of the bids. For each failed auction, the interest rate on the security moves to a maximum rate specified for each security, and generally resets at a level higher than specified short-term interest rate benchmarks. To date, we have collected all interest due on our ARS and expect to continue to do so in the future.

As a result of the persistent failed auctions, and the uncertainty of when these investments could be liquidated at par, we have classified all of our investments in ARS as non-current assets within equity and other investments in our condensed consolidated balance sheet at May 29, 2010, except for $53, which was marketed and sold to us by UBS AG and its affiliates (collectively, “UBS”) and is classified within short-term investments. In October 2008, we accepted a settlement with UBS pursuant to which UBS issued to us Series C-2 Auction Rate Securities Rights (“ARS Rights”). The ARS Rights provide us the right to receive the full par value of our UBS-brokered ARS plus accrued but unpaid interest at any time between June 30, 2010, and July 2, 2012.

We sold $41 of ARS at par during the first three months of fiscal 2011, of which $35 were UBS-brokered ARS redeemed prior to the date specified by the ARS Rights. However, at May 29, 2010, our entire remaining ARS portfolio, consisting of 39 investments in ARS having an aggregate value at par of $243, was subject to failed auctions. Subsequent to May 29, 2010, and through July 6, 2010, we sold $93 of ARS at par value, including the remaining $53 of the UBS-brokered ARS pursuant to the ARS Rights.

Our ARS portfolio consisted of the following, at fair value:

Description	Nature of collateral or guarantee	May 29, 2010	February 27, 2010	May 30, 2009
Student loan bonds	Student loans guaranteed 95% to 100% by the U.S. government	$214	$261	$274
Municipal revenue bonds	100% insured by AA/Aa-rated bond insurers at May 29, 2010	19	19	24
Total fair value plus accrued interest(1)		$233	$280	$298

(1)             The par value and weighted-average interest rates (taxable equivalent) of our ARS were $243, $285 and $312, and 1.49%, 1.10% and 1.59%, respectively, at May 29, 2010, February 27, 2010, and May 30, 2009, respectively.

At May 29, 2010, our ARS portfolio was 75% AAA/Aaa-rated, 11% AA/Aa-rated and 14% A/A-rated.

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

We evaluated our entire ARS portfolio of $243 (par value) for impairment at May 29, 2010, based primarily on the methodology described in Note 3, Fair Value Measurements. As a result of this review, we determined that the fair value of our ARS portfolio at May 29, 2010, was $233. Accordingly, we recognized a $10 pre-tax unrealized loss in accumulated other comprehensive income. This unrealized loss reflects a temporary impairment on all of our investments in ARS, except for our investments in ARS with UBS, for which we have determined that fair value approximates par value. The estimated fair value of our ARS portfolio could change significantly based on future market conditions. We will continue to assess the fair value of our ARS portfolio for substantive changes in relevant market conditions, changes in our financial condition or other changes that may alter our estimates described above.

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

We had $(6), $(3) and $(9) of unrealized loss, net of tax, recorded in accumulated other comprehensive income at May 29, 2010, February 27, 2010, and May 30, 2009, respectively, related to our investments in debt securities.

Marketable Equity Securities

We invest in marketable equity securities and classify them as available-for-sale. Investments in marketable equity securities are classified as non-current assets within equity and other investments in our condensed consolidated balance sheets and are reported at fair value based on quoted market prices.

Our investments in marketable equity securities were as follows:

	May 29, 2010	February 27, 2010	May 30, 2009
Common stock of The Carphone Warehouse Group PLC	$—	$74	$70
Common stock of TalkTalk Telecom Group PLC	46	—	—
Common stock of Carphone Warehouse Group plc	36	—	—
Other	5	3	9
Total	$87	$77	$79

We purchased shares of The Carphone Warehouse Group PLC (“CPW”) common stock in fiscal 2008, representing nearly 3% of CPW’s then outstanding shares. In March 2010, CPW demerged into two new holding companies: TalkTalk Telecom Group PLC (“TalkTalk”), which is the holding company for the fixed line voice and broadband telecommunications business of the former CPW, and Carphone Warehouse Group plc (“Carphone Warehouse”), which includes the former CPW’s 50% ownership interest in Best Buy Europe Distributions Limited (“Best Buy Europe”). Accordingly, our investment in CPW was exchanged for equivalent levels of investment in TalkTalk and Carphone Warehouse.  A $26 pre-tax unrealized gain is recorded in accumulated other comprehensive income related to these investments at May 29, 2010.

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

All unrealized holding gains or losses related to our investments in marketable equity securities are reflected net of tax in accumulated other comprehensive income in shareholders’ equity. The total unrealized gain, net of tax, included in accumulated other comprehensive income was $25, $17 and $20 at May 29, 2010, February 27, 2010, and May 30, 2009, respectively.

Other Investments

The aggregate carrying values of investments accounted for using either the cost method or the equity method, at May 29, 2010, February 27, 2010, and May 30, 2009, were $56, $55 and $44, respectively.

3.                         Fair Value Measurements

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The fair value hierarchy requires the use of observable market data when available. In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following tables set forth by level within the fair value hierarchy, our financial assets and liabilities that were accounted for at fair value on a recurring basis at May 29, 2010, February 27, 2010, and May 30, 2009, according to the valuation techniques we used to determine their fair values.

		Fair Value Measurements Using Inputs Considered as
	Fair Value at May 29, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS
Cash and cash equivalents
Money market funds	$232	$232	$—	$—
U.S. Treasury bills	200	200	—	—
Short-term investments
Money market fund	2	—	2	—
U.S. Treasury bills	150	150	—	—
Auction-rate securities	53	—	—	53
Other current assets
Money market funds (restricted cash)	120	120	—	—
U.S. Treasury bills (restricted cash)	10	10	—	—
Foreign currency derivative instruments	1	—	1	—
Equity and other investments
Auction-rate securities	180	—	—	180
Marketable equity securities	87	87	—	—
Other assets
Marketable equity securities that fund deferred compensation	79	79	—	—
Foreign currency derivative instruments	1	—	1	—

LIABILITIES
Long-term liabilities
Deferred compensation	66	66	—	—

		Fair Value Measurements Using Inputs Considered as
	Fair Value at February 27, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS
Cash and cash equivalents
Money market funds	$752	$752	$—	$—
U.S. Treasury bills	300	300	—	—
Short-term investments
Money market fund	2	—	2	—
Auction-rate securities	88	—	—	88
Other current assets
Money market funds (restricted cash)	123	123	—	—
U.S. Treasury bills (restricted cash)	25	25	—	—
Foreign currency derivative instruments	4	—	4	—
Equity and other investments
Auction-rate securities	192	—	—	192
Marketable equity securities	77	77	—	—
Other assets
Marketable equity securities that fund deferred compensation	75	75	—	—

LIABILITIES
Long-term liabilities
Deferred compensation	61	61	—	—

		Fair Value Measurements Using Inputs Considered as
	Fair Value at May 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS
Short-term investments
Money market fund	$8	$—	$8	$—
Other current assets
U.S. Treasury bills (restricted cash)	85	85	—	—
Money market funds (restricted cash)	60	60	—	—
Foreign currency derivative instruments	3	—	3	—
Equity and other investments
Auction rate securities	298	—	—	298
Marketable equity securities	79	79	—	—
Other assets
Marketable equity securities that fund deferred compensation	67	67	—	—

LIABILITIES
Accrued liabilities
Foreign currency derivative instruments	6	—	6	—
Long-term liabilities
Deferred compensation	56	56	—	—

The following tables provide a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis in the tables above that used significant unobservable inputs (Level 3) for the three months ended May 29, 2010, and May 30, 2009.

	Debt securities- Auction-rate securities only
	Student loan bonds	Municipal revenue bonds	Total
Balances at February 27, 2010	$261	$19	$280
Changes in unrealized losses included in other comprehensive income	(5)	—	(5)
Sales	(41)	—	(41)
Interest received	(1)	—	(1)
Balances at May 29, 2010	$214	$19	$233

	Debt securities- Auction-rate securities only
	Student loan bonds	Municipal revenue bonds	Auction preferred securities	Total
Balances at February 28, 2009	$276	$24	$14	$314
Changes in unrealized gains included in other comprehensive income	—	—	1	1
Sales	(2)	—	(15)	(17)
Balances at May 30, 2009	$274	$24	$—	$298

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

Foreign Currency Derivative Instruments.  Comprised primarily of foreign currency forward contracts and foreign currency swap contracts, our derivative instruments were measured at fair value using readily observable market inputs, such as quotations on forward foreign exchange points and foreign interest rates. Our derivative instruments were classified as Level 2 as these instruments are custom, over-the-counter contracts with various bank counterparties that are not traded in an active market.

Auction-Rate Securities.  Our investments in ARS were classified as Level 3 as quoted prices were unavailable due to events described in Note 2, Investments. Due to limited market information, we utilized a discounted cash flow (“DCF”) model to derive an estimate of fair value. The assumptions used in preparing the DCF model included estimates with respect to the amount and timing of future interest and principal payments, forward projections of the interest rate benchmarks, the probability of full repayment of the principal considering the credit quality and guarantees in place, and the rate of return required by investors to own such securities given the current liquidity risk associated with ARS.

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

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

Measurements to fair value on a nonrecurring basis relate primarily to our tangible fixed assets, goodwill and other intangible assets and occur when the derived fair value is below carrying value on our condensed consolidated balance sheet. During the three months ended May 29, 2010, and May 30, 2009, we had no significant remeasurements of such assets or liabilities to fair value.

Fair Value of Financial Instruments

Our financial instruments, other than those presented in the disclosures above, include cash, receivables, other investments, accounts payable, accrued liabilities and short- and long-term debt. The fair values of cash, receivables, accounts payable, accrued liabilities and short-term debt approximated carrying values because of the short-term nature of these instruments. Fair values for other investments held at cost are not readily available, but we estimate the carrying values for these investments approximate fair value. See Note 6, Debt, for information about the fair value of our long-term debt.

4.                         Goodwill and Intangible Assets

The changes in the carrying values of goodwill and indefinite-lived tradenames by segment were as follows in the three months ended May 29, 2010, and May 30, 2009:

	Goodwill			Indefinite-lived Tradenames
	Domestic	International	Total	Domestic	International	Total
Balances at February 27, 2010	$434	$2,018	$2,452	$32	$80	$112
Changes in foreign currency exchange rates	—	(66)	(66)	—	—	—
Balances at May 29, 2010	$434	$1,952	$2,386	$32	$80	$112

	Goodwill			Indefinite-lived Tradenames
	Domestic	International	Total	Domestic	International	Total
Balances at February 28, 2009	$434	$1,769	$2,203	$32	$72	$104
Adjustments to purchase price allocation	—	10	10	—	—	—
Changes in foreign currency exchange rates	—	83	83	—	7	7
Balances at May 30, 2009	$434	$1,862	$2,296	$32	$79	$111

The following table provides the gross carrying values and related accumulated amortization of definite-lived intangible assets:

	May 29, 2010		February 27, 2010		May 30, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Tradenames	$71	$(30)	$75	$(28)	$69	$(13)
Customer relationships	380	(133)	401	(122)	369	(64)
Total	$451	$(163)	$476	$(150)	$438	$(77)

Total amortization expense for the three months ended May 29, 2010, and May 30, 2009, was $22 and $21, respectively.  The estimated future amortization expense for identifiable intangible assets is as follows:

Fiscal Year
Remainder of fiscal 2011	$62
2012	63
2013	43
2014	39
2015	34
Thereafter	47

5.                         Restructuring Charges

In the fourth quarter of fiscal 2009, we implemented a restructuring plan for our domestic and international businesses to support our long-term growth plans and accordingly, we recorded charges of $78 related primarily to voluntary and involuntary separation plans at our corporate headquarters. In addition, in the first quarter of fiscal 2010, we incurred restructuring charges of $52 related to employee termination benefits and business reorganization costs at our U.S. Best Buy stores and Best Buy Europe. No restructuring charges were recorded in the remainder of fiscal 2010 or in the first quarter of fiscal 2011.

All charges related to our restructuring plan were presented as restructuring charges in our consolidated statements of earnings. The composition of our restructuring charges incurred in the three months ended May 29, 2010, and May 30, 2009, as well as the cumulative amount incurred through May 29, 2010, for both the Domestic and International segments, were as follows:

	Domestic			International			Total
	Three months ended		Cumulative Amount	Three months ended		Cumulative Amount	Three months ended		Cumulative Amount
	May 29, 2010	May 30, 2009	through May 29, 2010	May 29, 2010	May 30, 2009	through May 29, 2010	May 29, 2010	May 30, 2009	through May 29, 2010
Termination benefits	$—	$25	$94	$—	$26	$32	$—	$51	$126
Facility closure costs	—	—	1	—	1	1	—	1	2
Property and equipment write-downs	—	—	2	—	—	—	—	—	2
Total	$—	$25	$97	$—	$27	$33	$—	$52	$130

The following table summarizes our restructuring activity in the three months ended May 29, 2010, and May 30, 2009, related to termination benefits and facility closure costs:

	Termination Benefits	Facility Closure Costs	Total
Balances at February 27, 2010	$8	$1	$9
Charges	—	—	—
Cash payments	(4)	(1)	(5)
Balances at May 29, 2010	$4	$—	$4

	Termination Benefits	Facility Closure Costs	Total
Balances at February 28, 2009	$73	$1	$74
Charges	51	1	52
Cash payments	(67)	—	(67)
Balances at May 30, 2009	$57	$2	$59

6.                         Debt

Short-Term Debt

Short-term debt consisted of the following:

	May 29, 2010	February 27, 2010	May 30, 2009
JPMorgan revolving credit facility	$—	$—	$550
ARS revolving credit line	—	—	—
Europe receivables financing facility(1)	178	442	—
Europe revolving credit facility	—	206	432
Canada revolving demand facility	—	—	—
China revolving demand facilities	19	15	35
Total short-term debt	$197	$663	$1,017

(1)             This facility is secured by certain network carrier receivables of Best Buy Europe, which are included within receivables in our condensed consolidated balance sheet.  Availability on this facility is based on a percentage of the available acceptable receivables, as defined in the agreement for the facility, and was £296 (or $453) at May 29, 2010.

Long-Term Debt

Long-term debt consisted of the following:

	May 29, 2010	February 27, 2010	May 30, 2009
6.75% notes	$500	$500	$500
Convertible debentures	402	402	402
Financing lease obligations	178	186	199
Capital lease obligations	45	49	61
Other debt	2	2	13
Total long-term debt	1,127	1,139	1,175
Less: current portion	(34)	(35)	(54)
Total long-term debt, less current portion	$1,093	$1,104	$1,121

The fair value of long-term debt approximated $1,217, $1,210 and $1,180 at May 29, 2010, February 27, 2010, and May 30, 2009, respectively, based primarily on the ask prices quoted from external sources, compared with carrying values of $1,127, $1,139 and $1,175,  respectively.

Other than as referred to above, see Note 6, Debt, in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended February 27, 2010, for additional information regarding the terms of our debt facilities and obligations.

7.                         Derivative Instruments

We manage our economic and transaction exposure to certain market-based risks through the use of derivative instruments. Our primary objective in holding derivatives is to reduce the volatility of net earnings and cash flows associated with changes in foreign currency exchange rates. We do not hold or issue derivative financial instruments for trading or speculative purposes.

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

Cash Flow Hedges

We enter into foreign exchange forward contracts to hedge against the effect of exchange rate fluctuations on certain revenue streams denominated in non-functional currencies. The contracts have terms of up to three years. We report the effective portion of the gain or loss on a cash flow hedge as a component of other comprehensive income, and it is subsequently reclassified into net earnings in the period in which the hedged transaction affects net earnings or the forecasted transaction is no longer probable of occurring. We report the ineffective portion, if any, of the gain or loss in net earnings.

Net Investment Hedges

Previously, we entered into foreign exchange swap contracts to hedge against the effect of euro and swiss franc exchange rate fluctuations on net investments of certain foreign operations. For a net investment hedge, we recognize changes in the fair value of the derivative as a component of foreign currency translation within other comprehensive income to offset a portion of the change in the translated value of the net investment being hedged, until the investment is sold or liquidated. Subsequent to February 27, 2010, we discontinued this hedging strategy and no longer have contracts that hedge net investments of foreign operations.

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

Summary of Derivative Balances

The following table presents the gross fair values for derivative instruments and the corresponding classification at May 29, 2010, February 27, 2010, and May 30, 2009:

	May 29, 2010		February 27, 2010		May 30, 2009
Contract Type	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Cash flow hedges (foreign exchange forward contracts)	$2	$(1)	$2	$(1)	$3	$(1)
Net investment hedges (foreign exchange swap contracts)	—	—	4	—	—	(3)
Total derivatives designated as hedging instruments	$2	$(1)	$6	$(1)	$3	$(4)

No hedge designation (foreign exchange forward contracts)	2	(1)	1	(2)	—	(2)

Total	$4	$(2)	$7	$(3)	$3	$(6)

The following table presents the effects of derivative instruments on other comprehensive income (“OCI”) and on our consolidated statements of earnings for the three months ended May 30, 2010 and May 29, 2009:

	May 29, 2010		May 30, 2009
Contract Type	Pre-tax Gain(Loss) Recognized in OCI (1)	Gain(Loss) Reclassified from Accumulated OCI to Earnings (Effective Portion) (2)	Pre-tax Gain(Loss) Recognized in OCI (1)	Gain(Loss) Reclassified from Accumulated OCI to Earnings (Effective Portion) (2)

Cash flow hedges (foreign exchange forward contracts)	$—	$1	$(2)	$—
Net investment hedges (foreign exchange swap contracts)	8	—	18	—
Total	$8	$1	$16	$—

(1)             Reflects the amount recognized in OCI prior to the reclassification of 50% to noncontrolling interests for the cash flow and net investment hedges, respectively.

(2)             Gain reclassified from accumulated OCI is included within selling, general and administrative expenses (“SG&A”) in our consolidated statements of earnings.

The following table presents the effects of derivatives not designated as hedging instruments on our consolidated statements of earnings for the three months ended May 30, 2010 and May 29, 2009:

	Gain (Loss) Recognized within SG&A
Contract Type	Three months ended May 29, 2010	Three months ended May 30, 2009
No hedge designation (foreign exchange forward contracts)	$5	$(4)

The following table presents the notional amounts of our foreign currency exchange contracts at May 29, 2010, February 27, 2010, and May 30, 2009:

	Notional Amount
Contract Type	May 29, 2010	February 27, 2010	May 30, 2009
Derivatives designated as cash flow hedging instruments	$297	$203	$213
Derivatives designated as net investment hedging instruments	—	608	638
Derivatives not designated as hedging instruments	194	240	31
Total	$491	$1,051	$882

8.                         Earnings per Share

We compute our basic earnings per share based on the weighted average number of common shares outstanding and our diluted earnings per share based on the weighted average number of common shares outstanding adjusted by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued. Potentially dilutive shares of common stock include stock options, nonvested share awards, shares issuable under our employee stock purchase plan and common shares that would have resulted from the assumed conversion of our convertible debentures. Since the potentially dilutive shares related to the convertible debentures are included in the computation, the related interest expense, net of tax, is added back to net earnings, as the interest would not have been paid if the convertible debentures had been converted to common stock. Nonvested market based share awards and nonvested performance based share awards are included in the average diluted shares outstanding each period if established market or performance criteria have been met at the end of the respective periods.

The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings per share attributable to Best Buy Co., Inc. (shares in millions):

	Three Months Ended
	May 29, 2010	May 30, 2009
Numerator
Net earnings attributable to Best Buy Co., Inc., basic	$155	$153
Adjustment for assumed dilution:
Interest on convertible debentures, net of tax	1	1
Net earnings attributable to Best Buy Co., Inc., diluted	$156	$154

Denominator
Weighted-average common shares outstanding	420.3	415.2
Effect of potentially dilutive securities:
Shares from assumed conversion of convertible debentures	8.8	8.8
Stock options and other	2.6	1.7
Weighted-average common shares outstanding, assuming dilution	431.7	425.7

Earnings per share attributable to Best Buy Co., Inc.
Basic	$0.37	$0.37
Diluted	$0.36	$0.36

The computation of average dilutive shares outstanding excluded options to purchase 11.2 million and 20.7 million shares of our common stock for the three months ended May 29, 2010, and May 30, 2009, respectively. These amounts were excluded as the options’ exercise prices were greater than the average market price of our common stock for the periods presented and, therefore, the effect would be antidilutive (i.e., including such options would result in higher earnings per share).

9.                         Comprehensive Income

The components of accumulated other comprehensive (loss) income, net of tax, attributable to Best Buy Co., Inc. were as follows:

	May 29, 2010	February 27, 2010	May 30, 2009
Foreign currency translation	$(59)	$26	$(164)
Unrealized gains on available-for-sale investments	19	14	11
Unrealized losses on derivative instruments (cash flow hedges)	—	—	(1)
Total	$(40)	$40	$(154)

10.                   Repurchase of Common Stock

In June 2007, our Board of Directors authorized up to $5,500 in share repurchases. There is no expiration date governing the period over which we can repurchase shares, and at February 27, 2010, $2,500 remained available for future repurchases under the June 2007 share repurchase program.For the three months ended May 29, 2010, we repurchased and retired 2.5 million shares at a cost of $111, leaving $2,389 available for future repurchases at May 29, 2010, under the June 2007 share repurchase program.  No repurchases were made during the three months ended May 30, 2009.  Repurchased shares have been retired and constitute authorized but unissued shares.

11.                   Segments

We have organized our operations into two segments: Domestic and International. These segments are the primary areas of measurement and decision making by our chief operating decision maker. The Domestic reportable segment is comprised of all operations within the U.S. and its territories. The International reportable segment is comprised of all operations outside the U.S. and its territories. We rely on an internal management reporting process that provides segment information to the operating income level for purposes of making financial decisions and allocating resources. The accounting policies of the segments are the same as those described in Note 1, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended February 27, 2010.

Revenue by reportable segment was as follows:

	Three Months Ended
	May 29, 2010	May 30, 2009
Domestic	$7,923	$7,525
International	2,864	2,570
Total	$10,787	$10,095

Operating income (loss) by reportable segment and the reconciliation to earnings before income tax expense and equity in loss of affiliates were as follows:

	Three Months Ended
	May 29, 2010	May 30, 2009
Domestic	$298	$303
International	15	(7)
Total operating income	313	296
Other income (expense)
Investment income and other	12	9
Interest expense	(23)	(23)
Earnings before income tax expense	$302	$282

Assets by reportable segment were as follows:

	May 29, 2010	February 27, 2010	May 30, 2009
Domestic	$10,731	$10,431	$9,564
International	7,225	7,871	6,650
Total	$17,956	$18,302	$16,214

12.                   Contingencies

In December 2005, a purported class action lawsuit captioned, Jasmen Holloway, et al. v. Best Buy Co., Inc., was filed against us in the U.S. District Court for the Northern District of California. This federal court action alleges that we discriminate against women and minority individuals on the basis of gender, race, color and/or national origin in our stores with respect to our employment policies and practices. The action seeks an end to discriminatory policies and practices, an award of back and front pay, punitive damages and injunctive relief, including rightful place relief for all class members. A class certification motion was heard in June 2009, but the Court’s decision has been delayed as the parties are under order to submit further briefs. We believe the allegations are without merit and intend to defend this action vigorously.

We are involved in other various legal proceedings arising in the normal course of conducting business. We believe the amounts provided in our condensed consolidated financial statements, as prescribed by GAAP, are adequate in light of the probable and estimable liabilities. The resolution of those other proceedings is not expected to have a material impact on our results of operations or financial condition.

13.                  Subsequent Event

On June 8, 2010, we entered into an agreement to combine our Speakeasy business with Covad Communications Group, Inc. (“Covad”), subject to the closing of Covad’s acquisition of MegaPath Inc. (“MegaPath”). These transactions will result in a new company consisting of the businesses of Covad, MegaPath and Speakeasy.  The transactions are expected to close in the third quarter of calendar 2010, conditioned upon Covad’s receipt of the regulatory approvals required in connection with its acquisition of MegaPath.

The agreement provides that, as consideration for the Speakeasy business, we will receive cash and a minority equity interest in the new company.  Upon closing, we plan to deconsolidate Speakeasy.  Our preliminary estimates indicate that the fair value of the consideration we expect to receive will approximate the carrying value of our Speakeasy investment of $21.  Accordingly, we do not expect a significant gain or loss on disposal.

14.                Condensed Consolidating Financial Information

The rules of the Securities and Exchange Commission (“SEC”) require that condensed consolidating financial information be provided for a subsidiary that has guaranteed the debt of a registrant issued in a public offering, where the guarantee is full and unconditional and where the voting interest of the subsidiary is 100% owned by the registrant. Our convertible debentures, which had an aggregate principal balance and carrying amount of $402 at May 29, 2010, are jointly and severally guaranteed by our wholly-owned indirect subsidiary Best Buy Stores, L.P. (“Guarantor Subsidiary”). Investments in subsidiaries of Best Buy Stores, L.P., which have not guaranteed the convertible debentures (“Non-Guarantor Subsidiaries”), are required to be accounted for under the equity method, even though all such subsidiaries meet the requirements to be consolidated under GAAP.

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

The following tables present condensed consolidating balance sheets as of May 29, 2010, February 27, 2010, and May 30, 2009, and condensed consolidating statements of earnings and cash flows for the three months ended May 29, 2010, and May 30, 2009, and should be read in conjunction with the consolidated financial statements herein.

$ in millions, except per share amounts

Condensed Consolidating Balance Sheets

At May 29, 2010

(Unaudited)

	Best Buy Co., Inc.	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$570	$37	$632	$—	$1,239
Short-term investments	203	—	2	—	205
Receivables	7	437	1,135	—	1,579
Merchandise inventories	—	4,594	1,796	(55)	6,335
Other current assets	221	66	744	(1)	1,030
Intercompany receivable	—	—	8,757	(8,757)	—
Intercompany note receivable	1,552	—	—	(1,552)	—
Total current assets	2,553	5,134	13,066	(10,365)	10,388

Property and Equipment, Net	213	1,815	1,954	—	3,982

Goodwill	—	6	2,380	—	2,386

Tradenames	—	—	153	—	153

Customer Relationships	—	—	247	—	247

Equity and Other Investments	207	—	116	—	323

Other Assets	93	33	383	(32)	477

Investments in Subsidiaries	11,684	289	2,275	(14,248)	—

Total Assets	$14,750	$7,277	$20,574	$(24,645)	$17,956

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$374	$34	$5,452	$—	$5,860
Unredeemed gift card liabilities	—	367	57	—	424
Accrued compensation and related expenses	—	169	267	—	436
Accrued liabilities	26	642	933	—	1,601
Accrued income taxes	51	—	—	—	51
Short-term debt	—	—	197	—	197
Current portion of long-term debt	1	21	12	—	34
Intercompany payable	6,703	2,054	—	(8,757)	—
Intercompany note payable	10	500	1,042	(1,552)	—
Total current liabilities	7,165	3,787	7,960	(10,309)	8,603

Long-Term Liabilities	263	1,087	228	(325)	1,253

Long-Term Debt	902	128	63	—	1,093

Shareholders’ Equity	6,420	2,275	12,323	(14,011)	7,007

Total Liabilities and Shareholders’ Equity	$14,750	$7,277	$20,574	$(24,645)	$17,956

$ in millions, except per share amounts

Condensed Consolidating Balance Sheets

At February 27, 2010

(Unaudited)

	Best Buy Co., Inc.	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$1,170	$53	$603	$—	$1,826
Short-term investments	88	—	2	—	90
Receivables	—	485	1,535	—	2,020
Merchandise inventories	—	3,662	1,873	(49)	5,486
Other current assets	221	149	775	(1)	1,144
Intercompany receivable	—	—	7,983	(7,983)	—
Intercompany note receivable	833	—	—	(833)	—
Total current assets	2,312	4,349	12,771	(8,866)	10,566

Property and Equipment, Net	214	1,864	1,992	—	4,070

Goodwill	—	6	2,446	—	2,452

Tradenames	—	—	159	—	159

Customer Relationships	—	—	279	—	279

Equity and Other Investments	216	—	108	—	324

Other Assets	103	34	362	(47)	452

Investments in Subsidiaries	12,246	287	2,296	(14,829)	—

Total Assets	$15,091	$6,540	$20,413	$(23,742)	$18,302

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$414	$26	$4,836	$—	$5,276
Unredeemed gift card liabilities	—	401	62	—	463
Accrued compensation and related expenses	4	218	322	—	544
Accrued liabilities	25	652	1,004	—	1,681
Accrued income taxes	316	—	—	—	316
Short-term debt	—	—	663	—	663
Current portion of long-term debt	1	21	13	—	35
Intercompany payable	6,816	1,167	—	(7,983)	—
Intercompany note payable	—	500	333	(833)	—
Total current liabilities	7,576	2,985	7,233	(8,816)	8,978

Long-Term Liabilities	247	1,123	224	(338)	1,256

Long-Term Debt	902	136	66	—	1,104

Shareholders’ Equity	6,366	2,296	12,890	(14,588)	6,964

Total Liabilities and Shareholders’ Equity	$15,091	$6,540	$20,413	$(23,742)	$18,302

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

$ in millions, except per share amounts

Condensed Consolidating Statements of Earnings

Three Months Ended May 29, 2010

(Unaudited)

	Best Buy Co., Inc.	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$4	$7,295	$10,535	$(7,047)	$10,787

Cost of goods sold	—	5,380	9,082	(6,468)	7,994

Gross profit (loss)	4	1,915	1,453	(579)	2,793

Selling, general and administrative expenses	37	1,836	1,226	(619)	2,480
Restructuring charges	—	—	—	—	—

Operating (loss) income	(33)	79	227	40	313

Other income (expense)
Investment income and other	8	—	11	(7)	12
Interest expense	(12)	(3)	(15)	7	(23)

(Loss) earnings before equity in earnings (loss) of subsidiaries	(37)	76	223	40	302

Equity in earnings (loss) of subsidiaries	134	(4)	(18)	(112)	—

Earnings (loss) before income tax expense	97	72	205	(72)	302

Income tax (benefit) expense	(18)	94	45	—	121

Net earnings (loss) including noncontrolling interests	115	(22)	160	(72)	181

Net (earnings) attributable to noncontrolling interests	—	—	(26)	—	(26)

Net earnings (loss) attributable to Best Buy Co., Inc.	$115	$(22)	$134	$(72)	$155

$ in millions, except per share amounts

Condensed Consolidating Statements of Earnings

Three Months Ended May 30, 2009

(Unaudited)

	Best Buy Co., Inc.	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$4	$6,987	$5,825	$(2,721)	$10,095

Cost of goods sold	—	5,212	6,818	(4,492)	7,538

Gross profit (loss)	4	1,775	(993)	1,771	2,557

Selling, general and administrative expenses	35	1,561	1,043	(430)	2,209
Restructuring charges	—	25	27	—	52

Operating (loss) income	(31)	189	(2,063)	2,201	296

Other income (expense)
Investment income and other	6	—	8	(5)	9
Interest expense	(12)	(3)	(13)	5	(23)

(Loss) earnings before equity in (loss) earnings of subsidiaries	(37)	186	(2,068)	2,201	282

Equity in (loss) earnings of subsidiaries	(1,156)	(10)	121	1,045	—

(Loss) earnings before income tax expense	(1,193)	176	(1,947)	3,246	282

Income tax expense (benefit)	855	65	(794)	—	126

Net (loss) earnings including noncontrolling interests	(2,048)	111	(1,153)	3,246	156

Net (earnings) attributable to noncontrolling interests	—	—	(3)	—	(3)

Net (loss) earnings attributable to Best Buy Co., Inc.	$(2,048)	$111	$(1,156)	$3,246	$153

$ in millions, except per share amounts

Condensed Consolidating Statements of Cash Flows

Three Months Ended May 29, 2010

(Unaudited)

	Best Buy Co., Inc.	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Total cash provided by (used in) operating activities	$409	$(862)	$622	$—	$169

Investing activities
Additions to property and equipment	—	(51)	(110)	—	(161)
Purchases of investments	(150)	—	—	—	(150)
Sales of investments	35	—	—	—	35
Change in restricted assets	—	—	11	—	11
Settlement of net investment hedges	—	—	12	—	12
Other, net	—	—	(1)	—	(1)
Total cash used in investing activities	(115)	(51)	(88)	—	(254)

Financing activities
Repurchase of common stock	(111)	—	—	—	(111)
Borrowings of debt	—	—	463	—	463
Repayments of debt	(1)	(3)	(903)	—	(907)
Dividends paid	(59)	—	—	—	(59)
Issuance of common stock under employee stock purchase plan and for the exercise of stock options	110	—	—	—	110
Excess tax benefits from stock-based compensation	10	—	—	—	10
Other, net	—	—	—	—	—
Change in intercompany receivable/payable	(843)	900	(57)	—	—
Total cash (used in) provided by financing activities	(894)	897	(497)	—	(494)

Effect of exchange rate changes on cash	—	—	(8)	—	(8)

(Decrease) increase in cash and cash equivalents	(600)	(16)	29	—	(587)

Cash and cash equivalents at beginning of period	1,170	53	603	—	1,826
Cash and cash equivalents at end of period	$570	$37	$632	$—	$1,239

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Unless otherwise noted, transactions, trends and other factors significantly impacting our financial condition, results of operations and liquidity are discussed in order of magnitude. Our MD&A is presented in six sections:

•                  Overview

•                  Results of Operations

•                  Liquidity and Capital Resources

•                  Off-Balance-Sheet Arrangements and Contractual Obligations

•                  Significant Accounting Policies and Estimates

•                  New Accounting Standards

In order to align our fiscal reporting periods and comply with statutory filing requirements in certain foreign jurisdictions, we consolidate the financial results of our Europe, China, Mexico and Turkey operations on a two-month lag. Consistent with such consolidation, the financial and non-financial information presented in our MD&A relative to these operations is also presented on a two-month lag. There were no significant intervening events which would have materially affected our financial condition, results of operations, liquidity or other factors had they been recorded during the three months ended May 29, 2010.

Our MD&A should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended February 27, 2010, as well as our reports on Forms 10-Q and 8-K and other publicly available information. All amounts herein are unaudited.

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

Throughout this MD&A, we refer to comparable store sales.  Comparable store sales is a measure commonly used in the retail industry, which indicates store performance by measuring the growth in sales for certain stores for a particular period over the corresponding period in the prior year.  Our comparable store sales is comprised of revenue from stores operating for at least 14 full months as well as revenue related to call centers, Web sites and our other comparable sales channels.  Revenue we earn from sales of merchandise to wholesalers or dealers is not included within our comparable store sales calculation. Relocated, remodeled and expanded stores are excluded from the comparable store sales calculation until at least 14 full months after reopening. Acquired stores are included in the comparable store sales calculation beginning with the first full quarter following the first anniversary of the date of the acquisition. The portion of our calculation of the comparable store sales percentage change attributable to our International segment excludes the effect of fluctuations in foreign currency exchange rates. The method of calculating comparable store sales varies across the retail industry. As a result, our method of calculating comparable store sales may not be the same as other retailers’ methods.

Executive Summary

Our financial results for the first quarter of fiscal 2011 reflect revenue growth of 6.9% to $10.8 billion, due primarily to net new stores, a comparable store sales gain of 2.8% and the favorable effect of fluctuations in foreign currency exchange rates.  In addition, we experienced gross margin rate improvements, offset by unfavorable changes in our selling, general and administrative expenses (“SG&A”) rate in both our Domestic and International segments. At 2.9% of revenue, our operating income in the first quarter of fiscal 2011 remained flat compared to the prior-year period.

Cash provided by operations was $169 million for the first quarter of fiscal 2011, compared to $53 million used in operations in the prior-year period. Furthermore, cash and cash equivalents at May 29, 2010, increased to $1.2 billion from $535 million at May 30, 2009.

Results of Operations

Consolidated Performance Summary

The following table presents selected consolidated financial data ($ in millions, except per share amounts):

	Three Months Ended
	May 29, 2010	May 30, 2009
Revenue	$10,787	$10,095
Revenue % growth	6.9%	12.3%
Comparable store sales % gain (decline)	2.8%	(6.2)%
Gross profit as % of revenue(1)	25.9%	25.3%
SG&A as % of revenue(1)	23.0%	21.9%
Operating income(2)	$313	$296
Operating income as % of revenue	2.9%	2.9%
Net earnings attributable to Best Buy Co., Inc.(2)	$155	$153
Diluted earnings per share	$0.36	$0.36

(1)    Because retailers vary in how they record certain costs between cost of goods sold and SG&A, our gross profit rate and SG&A rate may not be comparable to other retailers’ corresponding rates. For additional information regarding costs classified in cost of goods sold and SG&A, refer to Note 1, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended February 27, 2010.

(2)    Included within our operating income and net earnings for the three months ended May 30, 2009, is $52 million ($25 million net of taxes and noncontrolling interests) of restructuring charges recorded in the fiscal first quarter related primarily to updating our U.S. Best Buy store operating model, which included eliminating certain positions, as well as employee termination benefits and business reorganization costs in Best Buy Europe. These charges resulted in a decrease in our operating income of 0.5% of revenue for the first quarter of fiscal 2010.  No restructuring charges were recorded in the first quarter of fiscal 2011.

The 6.9% revenue increase resulted from the net addition of 75 new stores in the past 12 months, a comparable store sales gain of 2.8% and the favorable impact of foreign currency exchange rates.  The components of the net revenue increase for the first quarter of fiscal 2011 were as follows:

Net new stores	3.1%
2.8% comparable store sales gain	2.7%
Favorable impact of foreign currency exchange rates	2.6%
Non-comparable sales channels(1)	(0.8)%
One less week of revenue(2)	(0.7)%
Total revenue increase	6.9%

(1)   Non-comparable sales channels primarily reflects the impact from revenue we earn from sales of merchandise to wholesalers and dealers as well as other non-comparable sales channels not included within our comparable store sales calculation.

(2)   One less week of revenue reflects the incremental revenue associated with Best Buy Europe in the first quarter of fiscal 2010, which had 14 weeks of activity, compared to 13 weeks in the first quarter of fiscal 2011.

The gross profit rate increased by 0.6% of revenue for the first quarter of fiscal 2011.  Gross profit rate improvements in our Domestic and International segments accounted for increases of 0.5% of revenue and 0.1% of revenue, respectively. For further discussion of each segment’s gross profit rate changes, see Segment Performance Summary, below.

The SG&A rate increased by 1.1% of revenue for the first quarter of fiscal 2011.  Our Domestic segment and our International segment each contributed to the rate increase, with increases of 0.9% of revenue and 0.2% of revenue, respectively. For further discussion of each segment’s SG&A rate changes, see Segment Performance Summary, below.

Operating income increased 5.7% to $313 million, and remained flat as a percentage of revenue at 2.9%, in the first quarter of fiscal 2011 compared to the prior-year period.  The flat operating income rate was driven by an increase in our gross profit rate and no restructuring charges compared to the prior-year period, offset by an increase in our SG&A rate.

Other Income (Expense)

Our investment income and other in the first quarter of fiscal 2011 increased to $12 million, compared with $9 million in the prior-year period.  The increase was primarily due to higher average cash and cash equivalent balances in the first quarter of fiscal 2011, as well as the timing of dividends from certain equity investments. Partially offsetting the increase was the impact of lower interest rates earned on our cash and investment balances in the first quarter of fiscal 2011.

Interest expense in the first quarter of fiscal 2011 remained flat at $23 million, compared with the same period one year ago.  Lower average short-term borrowings in the first quarter of fiscal 2011 were fully offset by higher average interest rates on outstanding short-term borrowings.

Income Tax Expense

Our effective income tax rate in the first quarter of fiscal 2011 was 40.3%, compared with a rate of 45.0% in same period one year ago. The decrease was due primarily to the timing impact of losses in certain foreign jurisdictions for which we have no current tax benefit.

Segment Performance Summary

Domestic

The following table presents selected financial data for the Domestic segment ($ in millions):

	Three Months Ended
	May 29, 2010	May 30, 2009
Revenue	$7,923	$7,525
Revenue % growth	5.3%	1.0%
Comparable store sales % gain (decline)	1.9%	(4.9)%
Gross profit as % of revenue	25.7%	25.1%
SG&A as % of revenue	22.0%	20.7%
Operating income(1)	$298	$303
Operating income as % of revenue	3.8%	4.0%

(1)   Included within our Domestic segment’s operating income for the first quarter of fiscal 2010 is $25 million of restructuring charges related to measures we took to update our U.S. Best Buy store operating model, which resulted in the elimination of certain positions for which we incurred employee termination costs. These charges resulted in a decrease in our Domestic segment’s operating income of 0.4% of revenue for the first quarter of fiscal 2010.  No restructuring charges were recorded in the first quarter of fiscal 2011.

The decrease in our Domestic segment’s operating income for the first quarter of fiscal 2011 was due primarily to higher SG&A spending, partially offset by an increase in revenue and gross profit dollars, as well as no restructuring charges compared to the prior-year period.

The 5.3% revenue increase in the first quarter of fiscal 2011 resulted primarily from the net addition of 90 new stores in the past 12 months and a comparable store sales gain of 1.9%.  The components of our Domestic segment’s net revenue increase for the first quarter of fiscal 2011 were as follows:

Net new stores	3.5%
1.9% comparable store sales gain	1.8%
Total revenue increase	5.3%

The following table reconciles the number of Domestic stores open at the beginning and end of the first quarters of fiscal 2011 and 2010:

	Fiscal 2011				Fiscal 2010
	Total Stores at Beginning of First Quarter	Stores Opened	Stores Closed	Total Stores at End of First Quarter	Total Stores at Beginning of First Quarter	Stores Opened	Stores Closed	Total Stores at End of First Quarter
Best Buy	1,069	13	(1)	1,081	1,023	9	—	1,032
Best Buy Mobile	74	6	—	80	38	1	—	39
Pacific Sales	35	—	—	35	34	—	—	34
Magnolia Audio Video	6	—	—	6	6	—	—	6
Geek Squad	6	—	(1)	5	6	—	—	6
Total Domestic segment stores	1,190	19	(2)	1,207	1,107	10	—	1,117

The following table presents the Domestic segment’s revenue mix percentages and comparable store sales percentage changes by revenue category in the first quarters of fiscal 2011 and 2010:

	Revenue Mix		Comparable Store Sales
	Three Months Ended		Three Months Ended
	May 29, 2010	May 30, 2009	May 29, 2010	May 30, 2009
Consumer electronics	37%	37%	0.0%	(7.6)%
Home office	37%	35%	9.7%	9.5%
Entertainment software	13%	15%	(12.8)%	(20.6)%
Appliances	6%	5%	14.4%	(20.1)%
Services	6%	7%	(4.2)%	1.7%
Other	1%	1%	n/a	n/a
Total	100%	100%	1.9%	(4.9)%

The comparable store sales gain in the first quarter of fiscal 2011 was due primarily to an increase in average ticket value. The product categories having the largest effect on our comparable store sales gain were mobile computing (primarily notebook computers, netbooks and tablets), mobile phones and appliances. Strength in these product categories was partially offset by declines in entertainment software revenue, which includes video gaming hardware and software, CDs and DVDs. Revenue from our Domestic segment’s online operations increased 21% in fiscal first quarter of 2011 and is incorporated in the table above.

The flat comparable store sales in the consumer electronics revenue category was driven primarily by increases in the sales of digital cameras, offset by a decline in the sales of televisions, as price declines more than offset increases in unit sales. The 9.7% comparable store sales gain in the home office revenue category was primarily due to increased sales in mobile computing and mobile phones, partially offset by declines in the sales of computer monitors.  The 12.8% comparable store sales decline in the entertainment software revenue category was mainly the result of declining sales in video gaming hardware and software, partially caused by industry-wide softness and a maturing product platform, as well as the continued decline in the sales of CDs and DVDs.  The 14.4% comparable store sales gain in the appliances revenue category was led by growth in major appliances, which was assisted by government sponsored rebates and heavier promotions.  The 4.2% comparable store sales decline in the services revenue category was due primarily to a decline in home installation and repair services, partially offset by an increase in the sales of service contracts.

Our Domestic segment experienced gross profit growth of $152 million, or 8.1%, in the first quarter of fiscal 2011compared to the first quarter of fiscal 2010, due to increased revenue volumes and gross profit rate growth. The 0.6% of revenue increase in the gross profit rate results from a favorable rate impact of 0.6%, which resulted primarily from the following factors:

•                  improved promotional effectiveness across several revenue categories due to lower incentive spending and other initiatives;

•                  finalization with a vendor of an annual fee, resulting in a rebate to us for a program which ended in our first fiscal quarter; and

•                  a change in the form of vendor funding for fiscal 2011, shifting more dollars to gross profit than SG&A.

Of the 0.6% of revenue increase in gross profit rate, we estimate that an increase of approximately 0.4% of revenue was driven by nonrecurring items.

Our Domestic segment’s mix of revenue had no net effect on the segment’s gross profit rate, as growth in sales of product categories such as higher-margin mobile phones and lower-margin mobile computing had offsetting impacts on the margin rate.

Our Domestic segment’s SG&A grew $182 million, or 11.7%. The increase in SG&A dollars was principally driven by the opening of new stores, as well as the following factors, which collectively impacted our SG&A rate by 1.3% of revenue:

•                  the net impact of spend in categories such as advertising and outsourced and outside services (e.g., IT projects), related to investments in several key growth initiatives, the timing of discretionary expenditures and the impact of other non-recurring items;

•                  the change in the form of vendor funding as discussed above;

•                  deleverage due to higher costs in certain categories such as payroll, benefits and depreciation, despite the comparable store sales increase; and

•                  our Best Buy Mobile profit share-based management fee to Best Buy Europe (which is offset in the International segment SG&A results and therefore has no net impact on our consolidated operating income).

International

The following table presents selected financial data for the International segment ($ in millions):

	Three Months Ended
	May 29, 2010	May 30, 2009
Revenue	$2,864	$2,570
Revenue % growth	11.4%	67.3%
Comparable store sales % gain (decline)	6.3%	(13.9)%
Gross profit as % of revenue	26.3%	26.0%
SG&A as % of revenue	25.8%	25.3%
Operating income (loss)(1)	$15	$(7)
Operating income (loss) as % of revenue	0.5%	(0.3)%

(1)    Included within our International segment’s operating loss for the first quarter of fiscal 2010 is $27 million of restructuring charges primarily related to employee termination benefits and business reorganization costs in Best Buy Europe. These charges resulted in a decrease in our International segment’s operating income of 1.1% of revenue for the first quarter of fiscal 2010.  No restructuring charges were recorded in the first quarter of fiscal 2011.

The increase in our International segment’s operating income resulted primarily from higher operating income in Europe and Canada, partially offset by declines in other international operations due to costs associated with the preparation for and operation of new stores in Turkey and Mexico. In addition, the first quarter of fiscal 2010 included $27 million of restructuring charges compared to no restructuring charges in the first quarter of fiscal 2011.

The 11.4% increase in revenue for the first quarter of fiscal 2011 was due to the favorable impact of foreign currency fluctuations, a comparable store sales gain of 6.3% and the impact of net new stores opened during the past 12 months. The increase in comparable store sales was the result of gains in Europe and China, partially offset by declines in Canada.  The components of our International segment’s net revenue increase for the first quarter of fiscal 2011 were as follows:

Favorable impact of foreign currency exchange rates	10.0%
6.3% comparable store sales gain	5.1%
Net new stores	2.0%
Non-comparable sales channels(1)	(3.1)%
One less week of revenue(2)	(2.6)%
Total revenue increase	11.4%

(1)   Non-comparable sales channels primarily reflects the impact from revenue we earn from sales of merchandise to wholesalers and dealers as well as other non-comparable sales channels not included within our comparable store sales calculation.

(2)   One less week of revenue reflects the incremental revenue associated with Best Buy Europe in the first quarter of fiscal 2010, which had 14 weeks of activity, compared to 13 weeks in the first quarter of fiscal 2011.

The following table reconciles the number of International stores open at the beginning and end of the first quarters of fiscal 2011 and 2010:

	Fiscal 2011				Fiscal 2010
	Total Stores at Beginning of First Quarter	Stores Opened	Stores Closed	Total Stores at End of First Quarter	Total Stores at Beginning of First Quarter	Stores Opened	Stores Closed	Total Stores at End of First Quarter
Best Buy Europe	2,453	10	(33)	2,430	2,465	26	(32)	2,459
Canada
Future Shop	144	—	—	144	139	1	—	140
Best Buy	64	2	—	66	58	—	—	58
Best Buy Mobile	4	—	—	4	3	—	—	3
China
Five Star	158	—	—	158	164	4	(4)	164
Best Buy	6	1	—	7	5	—	—	5
Mexico
Best Buy	5	—	—	5	1	—	—	1
Turkey
Best Buy	1	—	—	1	—	—	—	—
Total International segment stores	2,835	13	(33)	2,815	2,835	31	(36)	2,830

The following table presents revenue mix percentages and comparable store sales percentage changes for the International segment by revenue category in the first quarters of fiscal 2011 and 2010:

	Revenue Mix		Comparable Store Sales
	Three Months Ended		Three Months Ended(1)
	May 29, 2010	May 30, 2009	May 29, 2010	May 30, 2009
Consumer electronics	19%	18%	2.7%	(15.8)%
Home office	56%	54%	6.2%	(9.2)%
Entertainment software	5%	5%	(6.2)%	(24.0)%
Appliances	9%	8%	28.0%	(16.3)%
Services	11%	15%	2.8%	6.7%
Other	<1%	<1%	n/a	n/a
Total	100%	100%	6.3%	(13.9)%

(1)    The comparable store sales figures for the first quarter of fiscal 2011 include three months of Best Buy Europe’s comparable store sales. However, comparable store sales for the first quarter of fiscal 2010 does not include Best Buy Europe as the third quarter of fiscal 2010 was the first period in which Best Buy Europe was included in our comparable store sales calculation.

The product categories having the largest impact on our International segment’s comparable store sales gain in the first quarter of fiscal 2011 were appliances, mobile phones and televisions. Increased sales in these product categories were partially offset by declines in the sales of MP3 players and accessories as well as video gaming hardware and software.

The 2.7% comparable store sales gain in the consumer electronics revenue category resulted primarily from increases in the sales of televisions, partially offset by declines in the sales of MP3 players and accessories and digital camcorders. The 6.2% comparable store sales gain in the home office revenue category mainly resulted from comparable store sales gains in mobile phones and mobile computing. The 6.2% comparable store sales decline in the entertainment software revenue category reflected a decrease in the sales of video gaming hardware and software and continued decreases in the sales of CDs and DVDs. The 28.0% comparable store sales gain in the appliances revenue category resulted primarily from increases in the sales of appliances within our China operations, where promotions and government stimulus programs helped to fuel stronger sales. The 2.8% comparable store sales gain in the services revenue category was due primarily to continued investment in and the expanded customer base for our mobile virtual network operator business in Europe, partially offset by a decline in revenue from service contracts throughout the segment.

Our International segment experienced gross profit growth of $84 million, or 12.6%, in the first quarter of fiscal 2011, which was driven by the impact of foreign currency exchange rates, increased revenue and gross profit rate growth. The 0.3% of revenue improvement in gross profit rate reflects a favorable rate impact of 0.9% of revenue, partially offset by an unfavorable mix impact of 0.6% of revenue. The rate favorability was largely a result of improved promotional effectiveness across several revenue categories in Canada and an increase in the sales of higher-margin post-pay mobile phone contracts in Europe. The unfavorable mix impact resulted primarily from growth in our lower-margin China business, as well as decreased mix from our higher-margin Europe business, which had one less week of operations in the first quarter of fiscal 2011.

Our International segment’s SG&A grew $89 million, or 13.7%, driven mainly by the impact of foreign currency exchange rates, increased spending associated with new store openings across the segment and increased payroll and overhead costs. Excluding the impact of foreign currency fluctuations, SG&A spend grew only 2.8%. The 0.5% of revenue increase in the SG&A rate was driven primarily by increased payroll in Canada to support the expansion of its services business and the deleveraging impact of its comparable store sales decline, as well as start-up costs incurred in Turkey.

Liquidity and Capital Resources

Summary

The following table summarizes our cash and cash equivalents and short-term investments balances at May 29, 2010; February 27, 2010; and May 30, 2009 ($ in millions):

	May 29, 2010	February 27, 2010	May 30, 2009
Cash and cash equivalents	$1,239	$1,826	$535
Short-term investments	205	90	8
Total cash and cash equivalents and short-term investments	$1,444	$1,916	$543

The increase in the balance of our cash and cash equivalents and short-term investments compared with the end of the first quarter of fiscal 2010 was due primarily to increased cash generated from operations, partially offset by cash used to reduce short-term debt as we were able to pay down outstanding balances on our revolving credit facilities.

Our current ratio, calculated as current assets divided by current liabilities, was 1.2 at the end of the first quarter of fiscal 2011, compared with 1.2 at the end of fiscal 2010 and 1.0 at the end of the first quarter of fiscal 2010.

Our debt-to-capitalization ratio, which represents the ratio of total debt, including the current portion of long-term debt, to total capitalization (total debt plus total shareholders’ equity), decreased to 17% at the end of the first quarter of fiscal 2011, compared with 22% at the end of fiscal 2010 and 31% at the end of the first quarter of fiscal 2010. The decreases were due primarily to lower short-term borrowings, as well as a higher shareholders’ equity balance, largely caused by accumulated retained earnings. We view our debt-to-capitalization ratio as an important indicator of our creditworthiness. Our adjusted debt-to-capitalization ratio, which includes capitalized operating lease obligations in its calculation, was 62% at the end of the first quarter of fiscal 2011, compared with 63% at the end of fiscal 2010 and 68% at the end of the first quarter of fiscal 2010.

Our adjusted debt-to-capitalization ratio, which includes capitalized operating lease obligations, is considered a non-GAAP financial measure and is not in accordance with, or preferable to, the ratio determined in accordance with GAAP. However, we have included this information as we believe that our adjusted debt-to-capitalization ratio is important for understanding our operations and provides meaningful additional information about our ability to service our long-term debt and other fixed obligations, and to fund our future growth. In addition, we believe our adjusted debt-to-capitalization ratio is relevant because it enables investors to compare our indebtedness to that of retailers who own, rather than lease, their stores. Our decision to own or lease real estate is based on an assessment of our financial liquidity, our capital structure, our desire to own or to lease the location, the owner’s desire to own or to lease the location, and the alternative that results in the highest return to our shareholders.

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

The following table presents a reconciliation of the numerator and denominator used in the calculation of our adjusted debt-to-capitalization ratio, including capitalized operating lease obligations ($ in millions):

	May 29, 2010	February 27, 2010	May 30, 2009
Debt (including current portion)	$1,324	$1,802	$2,192
Capitalized operating lease obligations (8 times rental expense) (1)	9,136	9,013	8,349
Adjusted debt (including capitalized operating lease obligations)	$10,460	$10,815	$10,541

Debt (including current portion)	$1,324	$1,802	$2,192
Capitalized operating lease obligations (8 times rental expense) (1)	9,136	9,013	8,349
Total Best Buy Co., Inc. shareholders’ equity	6,368	6,320	4,990
Adjusted capitalization	$16,828	$17,135	$15,531

Debt-to-capitalization ratio	17%	22%	31%
Adjusted debt-to-capitalization ratio	62%	63%	68%

(1)             The multiple of eight times annual rental expense in the calculation of our capitalized operating lease obligations is the multiple used for the retail sector by one of the nationally recognized credit rating agencies that rate our creditworthiness, and we consider it to be an appropriate multiple for our lease portfolio.

Cash Flows

The following table summarizes our cash flows for the first three months of the current and prior fiscal years ($ in millions):

	Three Months Ended
	May 29, 2010	May 30, 2009
Total cash (used in) provided by:
Operating activities	$169	$(53)
Investing activities	(254)	(171)
Financing activities	(494)	261
Effect of exchange rate changes on cash	(8)	—
(Decrease) increase in cash and cash equivalents	$(587)	$37

Cash provided by operating activities in the first three months of fiscal 2011 was $169 million, compared with cash used in operating activities of $53 million in the first three months of fiscal 2010. The change was due primarily to a decrease in cash used for accounts payable, partially offset by increases in cash used for merchandise inventories and income taxes. The changes in cash flows relating to accounts payables and merchandise inventories, when compared to the prior-year period, are primarily due to differences in timing of customer sales and vendor purchases within the periods. The increase in cash used for income taxes was due primarily to the timing and magnitude of tax payments as a result of higher taxable earnings.

Cash used in investing activities in the first three months of fiscal 2011 was $254 million, compared with $171 million in the first three months of fiscal 2010. The increase was due primarily to the purchase of U.S. Treasury bills in the first three months of fiscal 2011, partially offset by the sale of auction-rate securities during the same period.

Cash used in financing activities in the first three months of fiscal 2011 was $494 million, compared with cash provided of $261 million for the first three months of fiscal 2010. The change was primarily the result of a $692 million decrease in borrowings, net of repayments, in the first three months of fiscal 2011 compared to the same period one year ago and our repurchase of $111 million of our common stock.

Share Repurchases and Dividends

For the three months ended May 29, 2010, we repurchased and retired 2.5 million shares of our common stock at a cost of $111 million under our June 2007 share repurchase program.  No share repurchases were made during the three months ended May 30, 2009.

During the first quarter of fiscal 2011, we paid our regular quarterly cash dividend of $0.14 per common share, or $59 million in the aggregate.  During the same period one year ago, we paid a regular quarterly cash dividend of $0.14 per common share, or $58 million in the aggregate.  As announced on June 16, 2010, our Board authorized payment of our next regular quarterly cash dividend of $0.14 per common share, payable on July 27, 2010, to shareholders of record as of the close of business on July 6, 2010.

On June 24, 2010, our Board announced an increase in our quarterly cash dividend to $0.15 per common share, a 7% increase compared with the existing quarterly dividend of $0.14 per common share.  The change will be effective with the quarterly dividend which, if authorized, would be payable on October 26, 2010, to shareholders of record as of October 5, 2010.

Sources of Liquidity

Funds generated by operating activities, available cash and cash equivalents, and our credit facilities continue to be our most significant sources of liquidity. We believe our sources of liquidity will be sufficient to sustain operations and to finance anticipated expansion plans and strategic initiatives for the remainder of fiscal 2011. However, in the event our liquidity is insufficient, we may be required to limit our future expansion plans or we may not be able to pursue business opportunities. There can be no assurance that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under our existing credit facilities or obtain additional financing, if necessary, on favorable terms.

We have a $2.3 billion five-year unsecured revolving credit facility, as amended (the “Credit Facility”), with a syndicate of banks, with no borrowings outstanding at May 29, 2010. The Credit Facility expires in September 2012. At July 6, 2010, we had no borrowings outstanding under the Credit Facility.

We have $820 million available under secured and unsecured revolving credit and demand facilities related to our International segment operations, of which $197 million was outstanding at May 29, 2010.

Our ability to access our facilities is subject to our compliance with the terms and conditions of our facilities, including financial covenants. The financial covenants require us to maintain certain financial ratios. At May 29, 2010, we were in compliance with all such financial covenants. If an event of default were to occur with respect to any of our other debt, it would likely constitute an event of default under our facilities as well.

Our credit ratings and outlooks at July 6, 2010, are summarized below.  In June 2010, Fitch Ratings Ltd. (“Fitch”) reaffirmed our BBB+ rating, and raised the outlook from negative to stable, citing our improvement in comparable store sales in the third and fourth quarters of fiscal 2010 and our ability to maintain steady operating margins and credit metrics in fiscal 2010.  The ratings issued by Moody’s Investors Service, Inc. (“Moody’s”) and Standard & Poor’s Rating Services (“Standard & Poor’s”) are consistent with the ratings and outlooks reported in our Annual Report on Form 10-K for the fiscal year ended February 27, 2010.

Rating Agency	Rating	Outlook
Fitch	BBB+	Stable
Moody’s	Baa2	Stable
Standard & Poor’s	BBB–	Stable

Factors that can affect our credit ratings include changes in our operating performance, the economic environment, conditions in the retail and consumer electronics industries, our financial position, and changes in our business strategy. We are not aware of any reasonable circumstances under which our credit ratings would be significantly downgraded. If a downgrade were to occur, it could adversely impact, among other things, our future borrowing costs, access to capital markets, vendor financing terms and future new-store leasing costs. In addition, the conversion rights of the holders of our convertible debentures could be accelerated if our credit ratings were to be downgraded.

Auction-Rate Securities and Restricted Cash

At May 29, 2010, and May 30, 2009, we had $233 million and $298 million, respectively, invested in auction-rate securities (“ARS”) recorded at fair value within short-term investments and equity and other investments (long-term) in our consolidated balance sheet.  Subsequent to May 29, 2010, and through July 6, 2010, we sold an additional $93 million of ARS at par value. The majority of our ARS portfolio is AAA/Aaa-rated and collateralized by student loans, which are guaranteed 95% to 100% by the U.S. government. Due to the auction failures that began in February 2008, we have been unable to liquidate many of our ARS. The investment principal associated with our ARS subject to failed auctions will not be accessible until successful auctions occur, a buyer is found outside of the auction process, the issuers establish a different form of financing to replace these securities or final payments are due according to the contractual maturities of the debt issues, which range from six to 38 years. We intend to hold our ARS until we can recover the full principal amount through one of the means described above, and have the ability to do so based on our other sources of liquidity.

Our liquidity also is affected by restricted cash balances that are pledged as collateral or restricted to use for vendor payables, general liability insurance, workers’ compensation insurance and customer warranty and insurance programs. Restricted cash and cash equivalents, which is included in other current assets, has remained relatively flat at $465 million, $482 million and $477 million at May 29, 2010, February 27, 2010, and May 30, 2009, respectively.

Debt and Capital

At May 29, 2010, we had short-term debt outstanding under our various credit and demand facilities of $197 million, a decrease from $663 million at February 27, 2010, and $1.0 billion at May 30, 2009.  Increases in cash generated from operating activities contributed to the decrease in short-term debt as we were able to pay down outstanding balances on our revolving credit and demand facilities.  See Note 6, Debt, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended February 27, 2010, for additional information regarding our debt.

Off-Balance-Sheet Arrangements and Contractual Obligations

Our liquidity is not dependent on the use of off-balance sheet financing arrangements other than in connection with our operating leases.

There has been no material change in our contractual obligations other than in the ordinary course of business since the end of fiscal 2010. See our Annual Report on Form 10-K for the fiscal year ended February 27, 2010, for additional information regarding our off-balance-sheet arrangements and contractual obligations.

Significant Accounting Policies and Estimates

We describe our significant accounting policies in Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended February 27, 2010. We discuss our critical accounting estimates in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended February 27, 2010. There has been no significant change in our significant accounting policies or critical accounting estimates since the end of fiscal 2010.

New Accounting Standards

See Note 1, Basis of Presentation, of Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for a description of recently issued and adopted accounting pronouncements, including the dates of adoption and impacts on our results of operations, financial position, and cash flows.

Safe Harbor Statement Under the Private Securities Litigation Reform Act

Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), provide a “safe harbor” for forward looking statements to encourage companies to provide prospective information about their companies. With the exception of historical information, the matters discussed in this Quarterly Report on Form 10-Q are forward looking statements and may be identified by the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “foresee,” “plan,” “project,” “outlook,” and other words and terms of similar meaning. Such statements reflect our current view with respect to future events and are subject to certain risks, uncertainties and assumptions. A variety of factors could cause our future results to differ materially from the anticipated results expressed in such forward looking statements. Readers should review Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended February 27, 2010, for a description of important factors that could cause future results to differ materially from those contemplated by the forward looking statements made in this Quarterly Report on Form 10-Q. Among the factors that could cause actual results and outcomes to differ materially from those contained in such forward looking statements are the following: general economic conditions, changes in consumer preferences, credit market constraints, acquisitions and development of new businesses, divestitures, product availability, sales volumes, pricing actions and promotional activities of competitors, profit margins, weather, changes in law or regulations, foreign currency fluctuation, availability of suitable real estate locations, the company’s ability to react to a disaster recovery situation, the impact of labor markets and new product introductions on overall profitability, failure to achieve anticipated benefits of announced transactions and integration challenges relating to new ventures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In addition to the risks inherent in our operations, we are exposed to certain market risks, including adverse changes in foreign currency exchange rates and interest rates.

Foreign Currency Exchange Rate Risk

We have market risk arising from changes in foreign currency exchange rates related to our International segment operations. On a limited basis, we utilize foreign exchange forward contracts to manage foreign currency exposure to certain forecasted inventory purchases, revenue streams and recognized receivable and payable balances. Our primary objective in holding derivatives is to reduce the volatility of net earnings and cash flows associated with changes in foreign currency exchange rates. Our foreign currency risk management strategy includes cash flow hedges as well as derivatives that are not designated as hedging instruments.  The contracts have terms of up to three years. The aggregate notional amount and fair value recorded on our condensed consolidated balance sheet related to our foreign exchange forward and swap contracts outstanding was $491 million and $2 million, respectively, at May 29, 2010. The amount recorded in our consolidated statement of net earnings related to all contracts settled and outstanding was a gain of $6 million in the first quarter of fiscal 2011.  See Note 7, Derivative Instruments, of Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information regarding our derivative instruments.

The overall weakness of the U.S. dollar since the end of the first quarter of fiscal 2010 has had a positive overall impact on our revenue as the foreign denominations translated into more U.S. dollars. It is not possible to determine the exact impact of foreign currency exchange rate changes; however, the effect on reported revenue and net earnings can be estimated. We estimate that the overall weakness of the U.S. dollar had a favorable impact on our revenue in the first quarter of fiscal 2011 of approximately $258 million and had no impact on our net earnings.

Interest Rate Risk

Short- and long-term debt

At May 29, 2010, our short- and long-term debt was comprised primarily of credit facilities, our convertible debentures and our 6.75% notes. We do not manage the interest rate risk on our debt through the use of derivative instruments.

Our credit facilities’ interest rates may be reset due to fluctuations in a market-based index, such as the federal funds rate, the London Interbank Offered Rate (LIBOR), or the base rate or prime rate of our lenders. A hypothetical 100-basis-point change in the interest rates of our credit facilities would change our annual pre-tax earnings by $2 million.

There is no interest rate risk associated with our convertible debentures or 6.75% notes, as the interest rates are fixed at 2.25% and 6.75%, respectively, per annum.

Short- and long-term investments in debt securities

At May 29, 2010, our short- and long-term investments in debt securities were comprised of ARS. These investments are not subject to material interest rate risk. A hypothetical 100-basis point change in the interest rate would change our annual pre-tax earnings by $2 million. We do not manage interest rate risk on our investments in debt securities through the use of derivative instruments.

Other Market Risks

Investments in auction-rate securities

At May 29, 2010, we held $233 million in investments in ARS, which includes a $10 million pre-tax temporary impairment. Given current conditions in the ARS market, we may incur additional temporary unrealized losses or other-than-temporary realized losses in the future if market conditions were to persist and we were unable to recover the cost of our ARS investments. A hypothetical 100-basis point loss from the par value of these investments would result in a $2 million impairment.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), at May 29, 2010. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at May 29, 2010, our disclosure controls and procedures were effective.

There was no change in internal control over financial reporting during the fiscal quarter ended May 29, 2010, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)  Stock Repurchases

The following table presents the total number of shares of our common stock that we purchased during the first quarter of fiscal 2011, the average price paid per share, the number of shares that we purchased as part of our publicly announced repurchase program, and the approximate dollar value of shares that still could have been purchased at the end of the applicable fiscal period, pursuant to our June 2007 $5.5 billion share repurchase program:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
February 28, 2010, through April 3, 2010	—	$—	—	$2,500,000,000
April 4, 2010, through May 1, 2010	803,700	46.21	803,700	2,463,000,000
May 2, 2010, through May 29, 2010	1,734,100	42.40	1,734,100	2,389,000,000
Total Fiscal 2011 First Quarter	2,537,800	43.61	2,537,800	2,389,000,000

(1)             “Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs” reflects our $5.5 billion share repurchase program announced on June 27, 2007, less the $3.0 billion we purchased in fiscal 2008 under our accelerated share repurchase program and the $111 million we purchased in the first quarter of fiscal 2011. There is no stated expiration for the June 2007 share repurchase program.

ITEM 4. RESERVED

Not applicable.

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

101

The following financial information from our Quarterly Report on Form 10-Q for the first quarter of fiscal 2011, filed with the SEC on July 8, 2010, formatted in Extensible Business Reporting Language (XBRL): (i) the condensed consolidated balance sheets at May 29, 2010; February 27, 2010; and May 30, 2009, (ii) the consolidated statements of earnings for the three months ended May 29, 2010, and May 30, 2009, (iii) the consolidated statements of cash flows for the three months ended May 29, 2010, and May 30, 2009, (iv) the consolidated statements of changes in shareholders’ equity for the three months ended May 29, 2010, and May 30, 2009, and (v) the Notes to Condensed Consolidated Financial Statements (tagged as blocks of text).(1)

(1) The XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEST BUY CO., INC.
(Registrant)

Date: July 8, 2010	By:	/s/ BRIAN J. DUNN
Brian J. Dunn
Chief Executive Officer (duly authorized and principal executive officer)

Date: July 8, 2010	By:	/s/ JAMES L. MUEHLBAUER
James L. Muehlbauer
Executive Vice President — Finance and Chief Financial Officer (duly authorized and principal financial officer)

Date: July 8, 2010	By:	/s/ SUSAN S. GRAFTON
Susan S. Grafton
Vice President, Controller and Chief Accounting Officer (duly authorized and principal accounting officer)