Form 10-Q
period 2010-08-28
BEST BUY CO INC
filed 2010-10-07
CIK 764478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 28, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, $.10 Par Value — 397,841,000 shares outstanding as of October 1, 2010.

BEST BUY CO., INC.

FORM 10-Q FOR THE QUARTER ENDED AUGUST 28, 2010

PART I — FINANCIAL INFORMATION

ITEM 1.               FINANCIAL STATEMENTS

BEST BUY CO., INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

($ in millions, except per share amounts)

(Unaudited)

	August 28, 2010	February 27, 2010	August 29, 2009
CURRENT ASSETS
Cash and cash equivalents	$843	$1,826	$668
Short-term investments	2	90	93
Receivables	1,720	2,020	1,770
Merchandise inventories	6,346	5,486	5,738
Other current assets	1,048	1,144	1,035
Total current assets	9,959	10,566	9,304

PROPERTY AND EQUIPMENT, NET	3,915	4,070	4,162

GOODWILL	2,365	2,452	2,442

TRADENAMES, NET	147	159	168

CUSTOMER RELATIONSHIPS, NET	227	279	318

EQUITY AND OTHER INVESTMENTS	293	324	334

OTHER ASSETS	456	452	463

TOTAL ASSETS	$17,362	$18,302	$17,191

NOTE:  The consolidated balance sheet as of February 27, 2010, has been condensed from the audited consolidated financial statements.

See Notes to Condensed Consolidated Financial Statements.

BEST BUY CO., INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

($ in millions, except per share amounts)

(Unaudited)

	August 28, 2010	February 27, 2010	August 29, 2009
CURRENT LIABILITIES
Accounts payable	$5,573	$5,276	$5,407
Unredeemed gift card liabilities	400	463	400
Accrued compensation and related expenses	467	544	427
Accrued liabilities	1,589	1,681	1,543
Accrued income taxes	27	316	51
Short-term debt	383	663	1,091
Current portion of long-term debt	32	35	45
Total current liabilities	8,471	8,978	8,964

LONG-TERM LIABILITIES	1,181	1,256	1,217

LONG-TERM DEBT	1,088	1,104	1,111

SHAREHOLDERS’ EQUITY
Best Buy Co., Inc. Shareholders’ Equity
Preferred stock, $1.00 par value: Authorized — 400,000 shares; Issued and outstanding — none	—	—	—
Common stock, $0.10 par value: Authorized — 1.0 billion shares; Issued and outstanding — 402,961,000, 418,815,000 and 416,539,000 shares, respectively	40	42	42
Additional paid-in capital	—	441	329
Retained earnings	6,000	5,797	4,908
Accumulated other comprehensive (loss) income	(25)	40	27
Total Best Buy Co., Inc. shareholders’ equity	6,015	6,320	5,306
Noncontrolling interests	607	644	593
Total shareholders’ equity	6,622	6,964	5,899

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$17,362	$18,302	$17,191

NOTE:  The consolidated balance sheet as of February 27, 2010, has been condensed from the audited consolidated financial statements.

See Notes to Condensed Consolidated Financial Statements.

BEST BUY CO., INC.

CONSOLIDATED STATEMENTS OF EARNINGS

($ in millions, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	August 28, 2010	August 29, 2009	August 28, 2010	August 29, 2009
Revenue	$11,339	$11,022	$22,126	$21,117
Cost of goods sold	8,421	8,338	16,415	15,876
Gross profit	2,918	2,684	5,711	5,241
Selling, general and administrative expenses	2,507	2,404	4,987	4,613
Restructuring charges	—	—	—	52
Operating income	411	280	724	576
Other income (expense)
Investment income and other	13	18	25	27
Interest expense	(21)	(22)	(44)	(45)

Earnings before income tax expense	403	276	705	558
Income tax expense	146	119	267	245
Net earnings including noncontrolling interests	257	157	438	313
Net (earnings) loss attributable to noncontrolling interests	(3)	1	(29)	(2)

Net earnings attributable to Best Buy Co., Inc.	$254	$158	$409	$311

Earnings per share attributable to Best Buy Co., Inc.
Basic	$0.61	$0.38	$0.98	$0.75
Diluted	$0.60	$0.37	$0.96	$0.74

Dividends declared per common share	$0.14	$0.14	$0.28	$0.27

Weighted-average common shares outstanding (in millions)
Basic	413.5	416.5	416.9	415.8
Diluted	423.6	427.0	427.7	426.2

See Notes to Condensed Consolidated Financial Statements.

BEST BUY CO., INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED AUGUST 28, 2010, AND AUGUST 29, 2009

($ and shares in millions)

(Unaudited)

	Best Buy Co., Inc.
	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Best Buy Co., Inc.	Non controlling Interests	Total
Balances at February 27, 2010	419	$42	$441	$5,797	$40	$6,320	$644	$6,964

Net earnings, six months ended August 28, 2010	—	—	—	409	—	409	29	438
Other comprehensive income, net of tax
Foreign currency translation adjustments	—	—	—	—	(83)	(83)	(70)	(153)
Unrealized gains on available-for-sale investments	—	—	—	—	14	14	—	14
Cash flow hedging instruments — unrealized gains	—	—	—	—	4	4	4	8
Total comprehensive income (loss)						344	(37)	307

Stock-based compensation	—	—	58	—	—	58	—	58
Stock options exercised	3	—	90	—	—	90	—	90
Issuance of common stock under employee stock purchase plan	1	—	23	—	—	23	—	23
Tax benefit from stock options exercised, restricted stock vesting and employee stock purchase plan	—	—	3	—	—	3	—	3
Common stock dividends, $0.28 per share	—	—	—	(118)	—	(118)	—	(118)
Repurchase of common stock	(20)	(2)	(615)	(88)	—	(705)	—	(705)
Balances at August 28, 2010	403	$40	$—	$6,000	$(25)	$6,015	$607	$6,622

Balances at February 28, 2009	414	$41	$205	$4,714	$(317)	$4,643	$513	$5,156

Net earnings, six months ended August 29, 2009	—	—	—	311	—	311	2	313
Other comprehensive income, net of tax
Foreign currency translation adjustments	—	—	—	—	310	310	96	406
Unrealized gains on available-for-sale investments	—	—	—	—	30	30	—	30
Cash flow hedging instruments — unrealized gains	—	—	—	—	4	4	4	8
Total comprehensive income						655	102	757

Acquisition of business (adjustments to purchase price allocation)	—	—	—	—	—	—	(22)	(22)
Stock-based compensation	—	—	57	—	—	57	—	57
Stock options exercised	1	1	55	—	—	56	—	56
Issuance of common stock under employee stock purchase plan	1	—	21	—	—	21	—	21
Tax deficit from stock options exercised, restricted stock vesting and employee stock purchase plan	—	—	(9)	—	—	(9)	—	(9)
Common stock dividends, $0.27 per share	—	—	—	(117)	—	(117)	—	(117)
Balances at August 29, 2009	416	$42	$329	$4,908	$27	$5,306	$593	$5,899

See Notes to Condensed Consolidated Financial Statements.

BEST BUY CO., INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)

(Unaudited)

	Six Months Ended
	August 28, 2010	August 29, 2009
OPERATING ACTIVITIES
Net earnings including noncontrolling interests	$438	$313
Adjustments to reconcile net earnings including noncontrolling interests to total cash provided by operating activities
Depreciation	438	407
Amortization of definite-lived intangible assets	43	42
Restructuring charges	—	52
Stock-based compensation	58	57
Deferred income taxes	50	6
Excess tax benefits from stock-based compensation	(10)	(1)
Other, net	5	(6)
Changes in operating assets and liabilities
Receivables	197	165
Merchandise inventories	(909)	(883)
Other assets	75	48
Accounts payable	361	316
Other liabilities	(225)	(33)
Income taxes	(437)	(245)
Total cash provided by operating activities	84	238

INVESTING ACTIVITIES
Additions to property and equipment	(342)	(310)
Purchases of investments	(241)	(7)
Sales of investments	379	37
Proceeds from sale of business, net of cash transferred	21	—
Change in restricted assets	12	(11)
Settlement of net investment hedges	12	66
Other, net	(1)	(13)
Total cash used in investing activities	(160)	(238)

FINANCING ACTIVITIES
Repurchase of common stock	(667)	—
Borrowings of debt	955	2,967
Repayments of debt	(1,207)	(2,680)
Dividends paid	(118)	(117)
Issuance of common stock under employee stock purchase plan and for the exercise of stock options	113	77
Acquisition of noncontrolling interests	—	(34)
Excess tax benefits from stock-based compensation	10	1
Other, net	9	4
Total cash (used in) provided by financing activities	(905)	218

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(2)	(48)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(983)	170

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,826	498

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$843	$668

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

In order to align our fiscal reporting periods and comply with statutory filing requirements in certain foreign jurisdictions, we consolidate the financial results of our Europe, China, Mexico and Turkey operations on a two-month lag. There were no significant intervening events which would have materially affected our consolidated financial statements had they been recorded during the three months ended August 28, 2010.

In preparing the accompanying condensed consolidated financial statements, we evaluated the period from August 29, 2010 through the date the financial statements were issued for material subsequent events requiring recognition or disclosure. No such events were identified for this period.

New Accounting Standards

Consolidation of Variable Interest Entities — In June 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance on the treatment of a consolidation of variable interest entities (“VIE”) in response to concerns about the application of certain key provisions of pre-existing guidance, including those regarding the transparency of an involvement with a VIE. Specifically, this new guidance requires a qualitative approach to identifying a controlling financial interest in a VIE and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. In addition, this new guidance requires additional disclosures about an involvement with a VIE and any significant changes in risk exposure due to that involvement. This new guidance was effective for fiscal years beginning after November 15, 2009. As such, we adopted the new guidance on February 28, 2010, and determined that it did not have an impact on our consolidated financial position or results of operations.

Transfers of Financial Assets — In June 2009, the FASB issued new guidance on the treatment of transfers of financial assets which eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. This new guidance was effective for fiscal years beginning after November 15, 2009. As such, we adopted the new guidance on February 28, 2010, and determined that it did not have an impact on our consolidated financial position or results of operations.

2.                        Investments

Investments were comprised of the following:

	August 28, 2010	February 27, 2010	August 29, 2009
Short-term investments
Money market fund	$2	$2	$4
Debt securities (auction-rate securities)	—	88	89
Total short-term investments	$2	$90	$93

Equity and other investments
Debt securities (auction-rate securities)	$134	$192	$209
Marketable equity securities	97	77	78
Other investments	62	55	47
Total equity and other investments	$293	$324	$334

Debt Securities

Our debt securities are comprised of auction-rate securities (“ARS”). ARS were intended to behave like short-term debt instruments because their interest rates reset periodically through an auction process, most commonly at intervals of seven, 28 and 35 days. The auction process had historically provided a means by which we could rollover the investment or sell these securities at par in order to provide us with liquidity as needed. As a result, we classify our investments in ARS as available-for-sale and carry them at fair value.

In February 2008, auctions began to fail due to insufficient buyers, as the amount of securities submitted for sale in auctions exceeded the aggregate amount of the bids. For each failed auction, the interest rate on the security moves to a maximum rate specified for each security, and generally resets at a level higher than specified short-term interest rate benchmarks. To date, we have collected all interest due on our ARS and expect to continue to do so in the future. Due to persistent failed auctions, and the uncertainty of when these investments could be liquidated at par, we have classified all of our investments in ARS as non-current assets within equity and other investments in our condensed consolidated balance sheet at August 28, 2010.

In October 2008, we accepted a settlement with UBS AG and its affiliates (collectively, “UBS”) pursuant to which UBS issued to us Series C-2 Auction Rate Securities Rights (“ARS Rights”). The ARS Rights provided us the right to receive the full par value of our UBS-brokered ARS plus accrued but unpaid interest at any time between June 30, 2010, and July 2, 2012. Of the $88 UBS-brokered ARS held at the end of fiscal 2010, we sold $35 at par in the first quarter of fiscal 2011, and exercised our right to sell the remaining $53 at par in the second quarter of fiscal 2011. In addition, we sold $46 of non-UBS-brokered ARS at par in the second quarter of fiscal 2011, totaling $99 of ARS sold at par in the quarter.

At August 28, 2010, our entire remaining ARS portfolio, consisting of 25 investments in ARS having an aggregate value at par of $144, was subject to failed auctions. Subsequent to August 28, 2010, and through October 4, we sold less than $1 of ARS at par.

Our ARS portfolio consisted of the following, at fair value:

Description	Nature of collateral or guarantee	August 28, 2010	February 27, 2010	August 29, 2009
Student loan bonds	Student loans guaranteed 95% to 100% by the U.S. government	$116	$261	$278
Municipal revenue bonds	100% insured by AA/Aa-rated bond insurers at August 28, 2010	18	19	20
Total fair value plus accrued interest(1)		$134	$280	$298

(1)             The par value and weighted-average interest rates (taxable equivalent) of our ARS were $144, $285 and $306, and 0.91%, 1.10% and 1.23%, respectively, at August 28, 2010, February 27, 2010, and August 29, 2009, respectively.

At August 28, 2010, our ARS portfolio was 66% AAA/Aaa-rated, 27% AA/Aa-rated and 7% A/A-rated.

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

We evaluated our entire ARS portfolio of $144 (par value) for impairment at August 28, 2010, based primarily on the methodology described in Note 3, Fair Value Measurements. As a result of this review, we determined that the fair value of our ARS portfolio at August 28, 2010, was $134. Accordingly, we recognized a $10 pre-tax unrealized loss in accumulated other comprehensive income. This unrealized loss reflects a temporary impairment on all of our investments in ARS. The estimated fair value of our ARS portfolio could change significantly based on future market conditions. We will continue to assess the fair value of our ARS portfolio for substantive changes in relevant market conditions, changes in our financial condition or other changes that may alter our estimates described above.

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

We had $(6), $(3) and $(5) of unrealized loss, net of tax, recorded in accumulated other comprehensive income at August 28, 2010, February 27, 2010, and August 29, 2009, respectively, related to our investments in debt securities.

Marketable Equity Securities

We invest in marketable equity securities and classify them as available-for-sale. Investments in marketable equity securities are classified as non-current assets within equity and other investments in our condensed consolidated balance sheets and are reported at fair value based on quoted market prices.

Our investments in marketable equity securities were as follows:

	August 28, 2010	February 27, 2010	August 29, 2009
Common stock of The Carphone Warehouse Group PLC	$—	$74	$78
Common stock of TalkTalk Telecom Group PLC	51	—	—
Common stock of Carphone Warehouse Group plc	44	—	—
Other	2	3	—
Total	$97	$77	$78

We purchased shares of The Carphone Warehouse Group PLC (“CPW”) common stock in fiscal 2008, representing nearly 3% of CPW’s then outstanding shares. In March 2010, CPW demerged into two new holding companies: TalkTalk Telecom Group PLC (“TalkTalk”), which is the holding company for the fixed line voice and broadband telecommunications business of the former CPW, and Carphone Warehouse Group plc (“Carphone Warehouse”), which includes the former CPW’s 50% noncontrolling interest in Best Buy Europe Distributions Limited (“Best Buy Europe”). Accordingly, our investment in CPW was exchanged for equivalent levels of investment in TalkTalk and Carphone Warehouse.  A $39 pre-tax unrealized gain is recorded in accumulated other comprehensive income related to these investments at August 28, 2010.

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

All unrealized holding gains or losses related to our investments in marketable equity securities are reflected net of tax in accumulated other comprehensive income in shareholders’ equity. The total unrealized gain, net of tax, included in accumulated other comprehensive income was $35, $17 and $21 at August 28, 2010, February 27, 2010, and August 29, 2009, respectively.

Other Investments

The aggregate carrying values of investments accounted for using either the cost method or the equity method, at August 28, 2010, February 27, 2010, and August 29, 2009, were $62, $55 and $47, respectively.

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The fair value hierarchy requires the use of observable market data when available. In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following tables set forth by level within the fair value hierarchy, our financial assets and liabilities that were accounted for at fair value on a recurring basis at August 28, 2010, February 27, 2010, and August 29, 2009, according to the valuation techniques we used to determine their fair values.

		Fair Value Measurements Using Inputs Considered as
	Fair Value at August 28, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS
Cash and cash equivalents
Money market funds	$1	$1	$—	$—
Short-term investments
Money market fund	2	—	2	—
Other current assets
Money market funds (restricted assets)	49	49	—	—
U.S. Treasury bills (restricted assets)	100	100	—	—
Foreign currency derivative instruments	6	—	6	—
Equity and other investments
Auction-rate securities	134	—	—	134
Marketable equity securities	97	97	—	—
Other assets
Marketable securities that fund deferred compensation	77	77	—	—
Foreign currency derivative instruments	6	—	6	—

LIABILITIES
Long-term liabilities
Deferred compensation	64	64	—	—

		Fair Value Measurements Using Inputs Considered as
	Fair Value at February 27, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS
Cash and cash equivalents
Money market funds	$752	$752	$—	$—
U.S. Treasury bills	300	300	—	—
Short-term investments
Money market fund	2	—	2	—
Auction-rate securities	88	—	—	88
Other current assets
Money market funds (restricted assets)	123	123	—	—
U.S. Treasury bills (restricted assets)	25	25	—	—
Foreign currency derivative instruments	4	—	4	—
Equity and other investments
Auction-rate securities	192	—	—	192
Marketable equity securities	77	77	—	—
Other assets
Marketable securities that fund deferred compensation	75	75	—	—

LIABILITIES
Long-term liabilities
Deferred compensation	61	61	—	—

		Fair Value Measurements Using Inputs Considered as
	Fair Value at August 29, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS
Short-term investments
Money market fund	$4	$—	$4	$—
Auction-rate securities	89	—	—	89
Other current assets
U.S. Treasury bills (restricted assets)	80	80	—	—
Money market funds (restricted assets)	53	53	—	—
Foreign currency derivative instruments	9	—	9	—
Equity and other investments
Auction rate securities	209	—	—	209
Marketable equity securities	78	78	—	—
Other assets
Marketable securities that fund deferred compensation	71	71	—	—
Foreign currency derivative instruments	6	—	6	—

LIABILITIES
Accrued liabilities
Foreign currency derivative instruments	1	—	1	—
Long-term liabilities
Deferred compensation	60	60	—	—

The following tables provide a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis in the tables above that used significant unobservable inputs (Level 3) for the three and six months ended August 28, 2010, and August 29, 2009.

	Debt securities- Auction-rate securities only
	Student loan bonds	Municipal revenue bonds	Total
Balances at May 29, 2010	$214	$19	$233
Changes in unrealized losses included in other comprehensive income	—	—	—
Sales	(98)	(1)	(99)
Interest received	—	—	—
Balances at August 28, 2010	$116	$18	$134

	Debt securities- Auction-rate securities only
	Student loan bonds	Municipal revenue bonds	Total
Balances at February 27, 2010	$261	$19	$280
Changes in unrealized losses included in other comprehensive income	(5)	—	(5)
Sales	(139)	(1)	(140)
Interest received	(1)	—	(1)
Balances at August 28, 2010	$116	$18	$134

	Debt securities- Auction-rate securities only
	Student loan bonds	Municipal revenue bonds	Auction preferred securities	Total
Balances at May 30, 2009	$274	$24	$—	$298
Changes in unrealized gains included in other comprehensive income	5	—	—	5
Sales	(1)	(4)	—	(5)
Balances at August 29, 2009	$278	$20	$—	$298

	Debt securities- Auction-rate securities only
	Student loan bonds	Municipal revenue bonds	Auction preferred securities	Total
Balances at February 28, 2009	$276	$24	$14	$314
Changes in unrealized gains included in other comprehensive income	5	—	1	6
Sales	(3)	(4)	(15)	(22)
Balances at August 29, 2009	$278	$20	$—	$298

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

Foreign Currency Derivative Instruments.  Comprised primarily of foreign currency forward contracts and foreign currency swap contracts, our foreign currency derivative instruments were measured at fair value using readily observable market inputs, such as quotations on forward foreign exchange points and foreign interest rates. Our foreign currency derivative instruments were classified as Level 2 as these instruments are custom, over-the-counter contracts with various bank counterparties that are not traded in an active market.

Auction-Rate Securities.  Our investments in ARS were classified as Level 3 as quoted prices were unavailable due to events described in Note 2, Investments. Due to limited market information, we utilized a discounted cash flow (“DCF”) model to derive an estimate of fair value. The assumptions we used in preparing the DCF model included estimates with respect to the amount and timing of future interest and principal payments, forward projections of the interest rate benchmarks, the probability of full repayment of the principal considering the credit quality and guarantees in place, and the rate of return required by investors to own such securities given the current liquidity risk associated with ARS.

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

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

Measurements to fair value on a nonrecurring basis relate primarily to our tangible fixed assets, goodwill and other intangible assets and occur when the derived fair value is below carrying value on our condensed consolidated balance sheet. During the six months ended August 28, 2010, and August 29, 2009, we had no significant remeasurements of such assets or liabilities to fair value.

Fair Value of Financial Instruments

Our financial instruments, other than those presented in the disclosures above, include cash, receivables, other investments, accounts payable, other payables and short- and long-term debt. The fair values of cash, receivables, accounts payable, other payables and short-term debt approximated carrying values because of the short-term nature of these instruments. Fair values for other investments held at cost are not readily available, but we estimate that the carrying values for these investments approximate fair value. See Note 6, Debt, for information about the fair value of our long-term debt.

4.                         Goodwill and Intangible Assets

The changes in the carrying values of goodwill and indefinite-lived tradenames by segment were as follows in the six months ended August 28, 2010, and August 29, 2009:

	Goodwill			Indefinite-lived Tradenames
	Domestic	International	Total	Domestic	International	Total
Balances at February 27, 2010	$434	$2,018	$2,452	$32	$80	$112
Sale of business(1)	(12)	—	(12)	(1)	—	(1)
Changes in foreign currency exchange rates	—	(75)	(75)	—	—	—
Balances at August 28, 2010	$422	$1,943	$2,365	$31	$80	$111

(1)             As a result of the sale of our Speakeasy business in the second quarter of fiscal 2011, we wrote off the carrying value of the goodwill and indefinite-lived tradenames as of the date of sale. See Note 13, Sale of Business, for additional information regarding the sale.

	Goodwill			Indefinite-lived Tradenames
	Domestic	International	Total	Domestic	International	Total
Balances at February 28, 2009	$434	$1,769	$2,203	$32	$72	$104
Adjustments to purchase price allocation	—	42	42	—	—	—
Changes in foreign currency exchange rates	—	197	197	—	7	7
Balances at August 29, 2009	$434	$2,008	$2,442	$32	$79	$111

The following table provides the gross carrying values and related accumulated amortization of definite-lived intangible assets:

	August 28, 2010		February 27, 2010		August 29, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Tradenames	$71	$(35)	$75	$(28)	$76	$(19)
Customer relationships	372	(145)	401	(122)	406	(88)
Total	$443	$(180)	$476	$(150)	$482	$(107)

Total amortization expense was $21 and $21 for the three months ended August 28, 2010, and August 29, 2009, respectively, and was $43 and $42 for the six months then ended, respectively.  The estimated future amortization expense for identifiable intangible assets is as follows:

Fiscal Year
Remainder of fiscal 2011	$37
2012	60
2013	43
2014	38
2015	34
Thereafter	51

5.        Restructuring Charges

In the fourth quarter of fiscal 2009, we implemented a restructuring plan for our domestic and international businesses to support our long-term growth plans and, accordingly, we recorded charges of $78 related primarily to voluntary and involuntary separation plans at our corporate headquarters. In addition, in the first quarter of fiscal 2010, we incurred restructuring charges of $52 related to employee termination benefits and business reorganization costs at our U.S. Best Buy stores and Best Buy Europe. No restructuring charges were recorded in the remainder of fiscal 2010 or in the first six months of fiscal 2011.

All charges related to our restructuring plan were presented as restructuring charges in our consolidated statements of earnings. The composition of our restructuring charges incurred in the six months ended August 28, 2010, and August 29, 2009, as well as the cumulative amount incurred through August 28, 2010, for both the Domestic and International segments, were as follows:

	Domestic			International			Total
	Six months ended		Cumulative Amount through	Six months ended		Cumulative Amount through	Six months ended		Cumulative Amount through
	August 28, 2010	August 29, 2009	August 28, 2010	August 28, 2010	August 29, 2009	August 28, 2010	August 28, 2010	August 29, 2009	August 28, 2010
Termination benefits	$—	$25	$94	$—	$26	$32	$—	$51	$126
Facility closure costs	—	—	1	—	1	1	—	1	2
Property and equipment write-downs	—	—	2	—	—	—	—	—	2
Total	$—	$25	$97	$—	$27	$33	$—	$52	$130

The following table summarizes our restructuring activity in the six months ended August 28, 2010, and August 29, 2009, related to termination benefits and facility closure costs:

	Termination Benefits	Facility Closure Costs	Total
Balances at February 27, 2010	$8	$1	$9
Charges	—	—	—
Cash payments	(5)	(1)	(6)
Changes in foreign currency exchange rates	—	—	—
Balances at August 28, 2010	$3	$—	$3

	Termination Benefits	Facility Closure Costs	Total
Balances at February 28, 2009	$73	$1	$74
Charges	51	1	52
Cash payments	(104)	(1)	(105)
Changes in foreign currency exchange rates	2	—	2
Balances at August 29, 2009	$22	$1	$23

6.        Debt

Short-Term Debt

Short-term debt consisted of the following:

	August 28, 2010	February 27, 2010	August 29, 2009
J.P. Morgan revolving credit facility	$—	$—	$325
ARS revolving credit line	—	—	—
Europe receivables financing facility(1)	350	442	—
Europe revolving credit facility	—	206	730
Canada revolving demand facility	—	—	—
China revolving demand facilities	33	15	36
Total short-term debt	$383	$663	$1,091

(1)    This facility is secured by certain network carrier receivables of Best Buy Europe, which are included within receivables in our condensed consolidated balance sheet.  Availability on this facility is based on a percentage of the available acceptable receivables, as defined in the agreement for the facility, and was £288 (or $437) at August 28, 2010.

ARS Revolving Credit Line

We previously had a revolving credit line with UBS secured by the par value of our UBS-brokered ARS. However, pursuant to the settlement described in Note 2, Investments, the revolving credit line would terminate at the time UBS buys back all of our UBS-brokered ARS. During the second quarter of fiscal 2011, we sold the remainder of our UBS-brokered ARS of $53, thus terminating our revolving credit line with UBS.

Long-Term Debt

Long-term debt consisted of the following:

	August 28, 2010	February 27, 2010	August 29, 2009
6.75% notes	$500	$500	$500
Convertible debentures	402	402	402
Financing lease obligations	175	186	195
Capital lease obligations	41	49	55
Other debt	2	2	4
Total long-term debt	1,120	1,139	1,156
Less: current portion	(32)	(35)	(45)
Total long-term debt, less current portion	$1,088	$1,104	$1,111

The fair value of long-term debt approximated $1,194, $1,210 and $1,190 at August 28, 2010, February 27, 2010, and August 29, 2009, respectively, based primarily on the ask prices quoted from external sources, compared with carrying values of $1,120, $1,139 and $1,156, respectively.

Other than as referred to above, see Note 6, Debt, in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended February 27, 2010, for additional information regarding the terms of our debt facilities and obligations.

7.        Derivative Instruments

We manage our economic and transaction exposure to certain market-based risks through the use of foreign currency derivative instruments. Our objective in holding derivatives is to reduce the volatility of net earnings and cash flows associated with changes in foreign currency exchange rates. We do not hold or issue derivative financial instruments for trading or speculative purposes.

We record all foreign currency derivative instruments on our condensed consolidated balance sheets at fair value and evaluate hedge effectiveness prospectively and retrospectively when electing to apply hedge accounting treatment. We formally document all hedging relationships at inception for all derivative hedges and the underlying hedged items, as well as the risk management objectives and strategies for undertaking the hedge transactions. In addition, we have derivatives which are not designated as hedging instruments. We have no derivatives that have credit risk-related contingent features, and we mitigate our credit risk by engaging with major financial institutions as our counterparties.

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

Net Investment Hedges

Previously, we entered into foreign exchange swap contracts to hedge against the effect of euro and Swiss franc exchange rate fluctuations on net investments of certain foreign operations. For a net investment hedge, we recognized changes in the fair value of the derivative as a component of foreign currency translation within other comprehensive income to offset a portion of the change in the translated value of the net investment being hedged, until the investment was sold or liquidated. Subsequent to February 27, 2010, we discontinued this hedging strategy and no longer have contracts that hedge net investments of foreign operations.

Derivatives Not Designated as Hedging Instruments

Derivatives not designated as hedging instruments include foreign exchange forward contracts used to manage the impact of fluctuations in foreign currency exchange rates relative to recognized receivable and payable balances denominated in non-functional currencies and on certain forecasted inventory purchases denominated in non-functional currencies. The contracts have terms of up to six months. These derivative instruments are not designated in hedging relationships; therefore, we record gains and losses on these contracts directly in net earnings.

Summary of Derivative Balances

The following table presents the gross fair values for derivative instruments and the corresponding classification at August 28, 2010, February 27, 2010, and August 29, 2009:

	August 28, 2010		February 27, 2010		August 29, 2009
Contract Type	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Cash flow hedges (foreign exchange forward contracts)	$13	$(4)	$2	$(1)	$11	$—
Net investment hedges (foreign exchange swap contracts)	—	—	4	—	—	—
Total derivatives designated as hedging instruments	$13	$(4)	$6	$(1)	$11	$—

No hedge designation (foreign exchange forward contracts)	3	—	1	(2)	4	(1)

Total	$16	$(4)	$7	$(3)	$15	$(1)

The following tables present the effects of derivative instruments on other comprehensive income (“OCI”) and on our consolidated statements of earnings for the three and six months ended August 28, 2010 and August 29, 2009:

	Three Months Ended August 28, 2010		Six Months Ended August 28, 2010
Contract Type	Pre-tax Gain(Loss) Recognized in OCI (1)	Gain(Loss) Reclassified from Accumulated OCI to Earnings (Effective Portion) (2)	Pre-tax Gain(Loss) Recognized in OCI (1)	Gain(Loss) Reclassified from Accumulated OCI to Earnings (Effective Portion) (2)

Cash flow hedges (foreign exchange forward contracts)	$10	$—	$10	$1
Net investment hedges (foreign exchange swap contracts)	—	—	8	—
Total	$10	$—	$18	$1

	Three Months Ended August 29, 2009		Six Months Ended August 29, 2009
Contract Type	Pre-tax Gain(Loss) Recognized in OCI (1)	Gain(Loss) Reclassified from Accumulated OCI to Earnings (Effective Portion) (2)	Pre-tax Gain(Loss) Recognized in OCI (1)	Gain(Loss) Reclassified from Accumulated OCI to Earnings (Effective Portion) (2)

Cash flow hedges (foreign exchange forward contracts)	$13	$3	$11	$3
Net investment hedges (foreign exchange swap contracts)	54	—	72	—
Total	$67	$3	$83	$3

(1)    Reflects the amount recognized in OCI prior to the reclassification of 50% to noncontrolling interests for the cash flow and net investment hedges, respectively.

(2)    Gain reclassified from accumulated OCI is included within selling, general and administrative expenses (“SG&A”) in our consolidated statements of earnings.

The following table presents the effects of derivatives not designated as hedging instruments on our consolidated statements of earnings for the three and six months ended August 28, 2010 and August 29, 2009:

	Gain (Loss) Recognized within SG&A
Contract Type	Three months ended August 28, 2010	Six months ended August 28, 2010	Three months ended August 29, 2009	Six months ended August 29, 2009
No hedge designation (foreign exchange forward contracts)	$7	$12	$3	$(1)

The following table presents the notional amounts of our foreign currency exchange contracts at August 28, 2010, February 27, 2010, and August 29, 2009:

	Notional Amount
Contract Type	August 28, 2010	February 27, 2010	August 29, 2009
Derivatives designated as cash flow hedging instruments	$311	$203	$141
Derivatives designated as net investment hedging instruments	—	608	705
Derivatives not designated as hedging instruments	255	240	122
Total	$566	$1,051	$968

8.        Earnings per Share

We compute our basic earnings per share based on the weighted-average number of common shares outstanding and our diluted earnings per share based on the weighted-average number of common shares outstanding adjusted by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued. Potentially dilutive shares of common stock include stock options, nonvested share awards, shares issuable under our employee stock purchase plan and common shares that would have resulted from the assumed conversion of our convertible debentures. Since the potentially dilutive shares related to the convertible debentures are included in the computation, the related interest expense, net of tax, is added back to net earnings, as the interest would not have been paid if the convertible debentures had been converted to common stock. Nonvested market based share awards and nonvested performance based share awards are included in the average diluted shares outstanding each period if established market or performance criteria have been met at the end of the respective periods.

The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings per share attributable to Best Buy Co., Inc. (shares in millions):

	Three Months Ended		Six Months Ended
	August 28, 2010	August 29, 2009	August 28, 2010	August 29, 2009
Numerator
Net earnings attributable to Best Buy Co., Inc., basic	$254	$158	$409	$311
Adjustment for assumed dilution
Interest on convertible debentures, net of tax	1	2	2	3
Net earnings attributable to Best Buy Co., Inc., diluted	$255	$160	$411	$314

Denominator
Weighted-average common shares outstanding	413.5	416.5	416.9	415.8
Effect of potentially dilutive securities
Shares from assumed conversion of convertible debentures	8.8	8.8	8.8	8.8
Stock options and other	1.3	1.7	2.0	1.6
Weighted-average common shares outstanding, assuming dilution	423.6	427.0	427.7	426.2

Earnings per share attributable to Best Buy Co., Inc.
Basic	$0.61	$0.38	$0.98	$0.75
Diluted	$0.60	$0.37	$0.96	$0.74

The computation of weighted-average common shares outstanding, assuming dilution, excluded options to purchase 23.2 million and 20.0 million shares of our common stock for the three months ended August 28, 2010, and August 29, 2009, respectively, and 19.0 million and 20.0 million shares of our common stock for the six months ended August 28, 2010, and August 29, 2009, respectively. These amounts were excluded as the options’ exercise prices were greater than the average market price of our common stock for the periods presented and, therefore, the effect would be antidilutive (i.e., including such options would result in higher earnings per share).

9.        Comprehensive Income

The components of accumulated other comprehensive (loss) income, net of tax, attributable to Best Buy Co., Inc. were as follows:

	August 28, 2010	February 27, 2010	August 29, 2009
Foreign currency translation	$(58)	$26	$7
Unrealized gains on available-for-sale investments	29	14	16
Unrealized gains on derivative instruments (cash flow hedges)	4	—	4
Total	$(25)	$40	$27

The components of comprehensive income for the three and six months ended August 28, 2010, and August 29, 2009 were as follows:

	Three Months Ended		Six Months Ended
	August 28, 2010	August 29, 2009	August 28, 2010	August 29, 2009
Net earnings including noncontrolling interests	$257	$157	$438	$313
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(37)	249	(153)	406
Cash flow hedging instruments — unrealized gains	8	10	8	8
Unrealized gains on available-for-sale investments	9	5	14	30
Comprehensive income including noncontrolling interests	237	421	307	757
Comprehensive loss (income) attributable to noncontrolling interests	32	(82)	37	(102)
Comprehensive income attributable to Best Buy Co., Inc.	$269	$339	$344	$655

10.      Repurchase of Common Stock

In June 2007, our Board of Directors authorized a program to purchase up to $5,500 in shares of our common stock. There is no expiration date governing the period over which we can repurchase shares under this program, and at February 27, 2010, $2,500 remained available for future repurchases. We repurchased and retired 17.3 million shares at a cost of $594 for the three months ended August 28, 2010, and 19.8 million shares at a cost of $705 for the six months ended August 28, 2010. We have $1,795 available for future repurchases at August 28, 2010, under the June 2007 share repurchase program.  No repurchases were made during the three and six months ended August 29, 2009.  Repurchased shares have been retired and constitute authorized but unissued shares.

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

Revenue by reportable segment was as follows:

	Three Months Ended		Six Months Ended
	August 28, 2010	August 29, 2009	August 28, 2010	August 29, 2009
Domestic	$8,436	$8,274	$16,359	$15,799
International	2,903	2,748	5,767	5,318
Total	$11,339	$11,022	$22,126	$21,117

Operating income (loss) by reportable segment and the reconciliation to earnings before income tax expense were as follows:

	Three Months Ended		Six Months Ended
	August 28, 2010	August 29, 2009	August 28, 2010	August 29, 2009
Domestic	$407	$315	$705	$618
International	4	(35)	19	(42)
Total operating income	411	280	724	576
Other income (expense)
Investment income and other	13	18	25	27
Interest expense	(21)	(22)	(44)	(45)
Earnings before income tax expense	$403	$276	$705	$558

Assets by reportable segment were as follows:

	August 28, 2010	February 27, 2010	August 29, 2009
Domestic	$9,818	$10,431	$9,597
International	7,544	7,871	7,594
Total	$17,362	$18,302	$17,191

12.      Contingencies

In December 2005, a purported class action lawsuit captioned, Jasmen Holloway, et al. v. Best Buy Co., Inc., was filed against us in the U.S. District Court for the Northern District of California. This federal court action alleges that we discriminate against women and minority individuals on the basis of gender, race, color and/or national origin in our stores with respect to our employment policies and practices. The action seeks an end to alleged discriminatory policies and practices, an award of back and front pay, punitive damages and injunctive relief, including rightful place relief for all class members. A class certification motion was heard in June 2009, but the Court’s decision has been delayed as the parties are under order to submit further briefs. We believe the allegations are without merit and intend to defend this action vigorously.

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

13.      Sale of Business

During the second quarter of fiscal 2011, we completed the sale of our Speakeasy business to Covad Communications Group, Inc. (“Covad”).  Prior to this sale, Covad had merged with Megapath Inc. The three combined businesses operate under the Megapath name.  Upon closing of the Speakeasy sale, we received cash consideration and a minority equity interest in the combined company.  Based upon the fair value of the consideration received and the carrying value of Speakeasy at closing, we recorded a pre-tax gain on sale of $7 in the second quarter of fiscal 2011, which is included within investment income and other in our consolidated statement of earnings.

14.       Condensed Consolidating Financial Information

The rules of the Securities and Exchange Commission (“SEC”) require that condensed consolidating financial information be provided for a subsidiary that has guaranteed the debt of a registrant issued in a public offering, where the guarantee is full and unconditional and where the voting interest of the subsidiary is 100% owned by the registrant. Our convertible debentures, which had an aggregate principal balance and carrying amount of $402 at August 28, 2010, are jointly and severally guaranteed by our wholly-owned indirect subsidiary Best Buy Stores, L.P. (“Guarantor Subsidiary”). Investments in subsidiaries of Best Buy Stores, L.P., which have not guaranteed the convertible debentures (“Non-Guarantor Subsidiaries”), are required to be accounted for under the equity method, even though all such subsidiaries meet the requirements to be consolidated under GAAP.

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

The following tables present condensed consolidating balance sheets as of August 28, 2010, February 27, 2010, and August 29, 2009, condensed consolidating statements of earnings for the three and six months ended August 28, 2010, and August 29, 2009, and condensed consolidating statements of cash flows for the six months ended August 28, 2010, and August 29, 2009, and should be read in conjunction with the consolidated financial statements herein.

Condensed Consolidating Balance Sheets

At August 28, 2010

(Unaudited)

	Best Buy Co., Inc.	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$136	$29	$678	$—	$843
Short-term investments	—	—	2	—	2
Receivables	1	500	1,219	—	1,720
Merchandise inventories	—	4,387	2,032	(73)	6,346
Other current assets	242	74	733	(1)	1,048
Intercompany receivable	—	—	8,604	(8,604)	—
Intercompany note receivable	1,566	—	7	(1,573)	—
Total current assets	1,945	4,990	13,275	(10,251)	9,959

Property and Equipment, Net	211	1,798	1,906	—	3,915

Goodwill	—	6	2,359	—	2,365

Tradenames, Net	—	—	147	—	147

Customer Relationships, Net	—	—	227	—	227

Equity and Other Investments	166	—	127	—	293

Other Assets	92	27	375	(38)	456

Investments in Subsidiaries	12,043	296	2,411	(14,750)	—

Total Assets	$14,457	$7,117	$20,827	$(25,039)	$17,362

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$350	$34	$5,189	$—	$5,573
Unredeemed gift card liabilities	—	344	56	—	400
Accrued compensation and related expenses	1	191	275	—	467
Accrued liabilities	18	670	901	—	1,589
Accrued income taxes	27	—	—	—	27
Short-term debt	—	—	383	—	383
Current portion of long-term debt	—	20	12	—	32
Intercompany payable	6,869	1,735	—	(8,604)	—
Intercompany note payable	19	500	1,054	(1,573)	—
Total current liabilities	7,284	3,494	7,870	(10,177)	8,471

Long-Term Liabilities	185	1,089	245	(338)	1,181

Long-Term Debt	902	123	63	—	1,088

Shareholders’ Equity	6,086	2,411	12,649	(14,524)	6,622

Total Liabilities and Shareholders’ Equity	$14,457	$7,117	$20,827	$(25,039)	$17,362

Condensed Consolidating Balance Sheets

At February 27, 2010

(Unaudited)

	Best Buy Co., Inc.	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$1,170	$53	$603	$—	$1,826
Short-term investments	88	—	2	—	90
Receivables	—	485	1,535	—	2,020
Merchandise inventories	—	3,662	1,873	(49)	5,486
Other current assets	221	149	775	(1)	1,144
Intercompany receivable	—	—	7,983	(7,983)	—
Intercompany note receivable	833	—	—	(833)	—
Total current assets	2,312	4,349	12,771	(8,866)	10,566

Property and Equipment, Net	214	1,864	1,992	—	4,070

Goodwill	—	6	2,446	—	2,452

Tradenames, Net	—	—	159	—	159

Customer Relationships, Net	—	—	279	—	279

Equity and Other Investments	216	—	108	—	324

Other Assets	103	34	362	(47)	452

Investments in Subsidiaries	12,246	287	2,296	(14,829)	—

Total Assets	$15,091	$6,540	$20,413	$(23,742)	$18,302

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$414	$26	$4,836	$—	$5,276
Unredeemed gift card liabilities	—	401	62	—	463
Accrued compensation and related expenses	4	218	322	—	544
Accrued liabilities	25	652	1,004	—	1,681
Accrued income taxes	316	—	—	—	316
Short-term debt	—	—	663	—	663
Current portion of long-term debt	1	21	13	—	35
Intercompany payable	6,816	1,167	—	(7,983)	—
Intercompany note payable	—	500	333	(833)	—
Total current liabilities	7,576	2,985	7,233	(8,816)	8,978

Long-Term Liabilities	247	1,123	224	(338)	1,256

Long-Term Debt	902	136	66	—	1,104

Shareholders’ Equity	6,366	2,296	12,890	(14,588)	6,964

Total Liabilities and Shareholders’ Equity	$15,091	$6,540	$20,413	$(23,742)	$18,302

Condensed Consolidating Balance Sheets

At August 29, 2009

(Unaudited)

	Best Buy Co., Inc.	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$123	$38	$507	$—	$668
Short-term investments	89	—	4	—	93
Receivables	1	436	1,333	—	1,770
Merchandise inventories	—	3,993	1,770	(25)	5,738
Other current assets	101	117	840	(23)	1,035
Intercompany receivable	—	—	7,184	(7,184)	—
Intercompany note receivable	819	—	43	(862)	—
Total current assets	1,133	4,584	11,681	(8,094)	9,304

Property and Equipment, Net	217	1,986	1,959	—	4,162

Goodwill	—	20	2,422	—	2,442

Tradenames, Net	—	—	168	—	168

Customer Relationships, Net	—	—	318	—	318

Equity and Other Investments	220	—	114	—	334

Other Assets	83	57	369	(46)	463

Investments in Subsidiaries	10,073	142	1,446	(11,661)	—

Total Assets	$11,726	$6,789	$18,477	$(19,801)	$17,191

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$306	$35	$5,066	$—	$5,407
Unredeemed gift card liabilities	—	348	52	—	400
Accrued compensation and related expenses	3	195	229	—	427
Accrued liabilities	10	598	958	(23)	1,543
Accrued income taxes	51	—	—	—	51
Short-term debt	325	—	766	—	1,091
Current portion of long-term debt	2	22	21	—	45
Intercompany payable	4,739	2,356	90	(7,185)	—
Intercompany note payable	43	500	318	(861)	—
Total current liabilities	5,479	4,054	7,500	(8,069)	8,964

Long-Term Liabilities	184	1,149	242	(358)	1,217

Long-Term Debt	902	140	69	—	1,111

Shareholders’ Equity	5,161	1,446	10,666	(11,374)	5,899

Total Liabilities and Shareholders’ Equity	$11,726	$6,789	$18,477	$(19,801)	$17,191

Condensed Consolidating Statements of Earnings

Three Months Ended August 28, 2010

(Unaudited)

	Best Buy Co., Inc.	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$4	$7,780	$10,162	$(6,607)	$11,339

Cost of goods sold	—	5,739	8,674	(5,992)	8,421

Gross profit	4	2,041	1,488	(615)	2,918

Selling, general and administrative expenses	34	1,970	1,166	(663)	2,507

Operating (loss) income	(30)	71	322	48	411

Other income (expense)
Investment income and other	11	—	14	(12)	13
Interest expense	(11)	(3)	(19)	12	(21)

(Loss) earnings before equity in earnings of subsidiaries	(30)	68	317	48	403

Equity in earnings of subsidiaries	248	27	109	(384)	—

Earnings before income tax expense	218	95	426	(336)	403

Income tax expense (benefit)	12	(41)	175	—	146

Net earnings including noncontrolling interests	206	136	251	(336)	257

Net (earnings) attributable to noncontrolling interests	—	—	(3)	—	(3)

Net earnings attributable to Best Buy Co., Inc.	$206	$136	$248	$(336)	$254

Condensed Consolidating Statements of Earnings

Six Months Ended August 28, 2010

(Unaudited)

	Best Buy Co., Inc.	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$8	$15,075	$20,697	$(13,654)	$22,126

Cost of goods sold	—	11,119	17,756	(12,460)	16,415

Gross profit	8	3,956	2,941	(1,194)	5,711

Selling, general and administrative expenses	71	3,806	2,392	(1,282)	4,987

Operating (loss) income	(63)	150	549	88	724

Other income (expense)
Investment income and other	19	—	25	(19)	25
Interest expense	(23)	(6)	(34)	19	(44)

(Loss) earnings before equity in earnings of subsidiaries	(67)	144	540	88	705

Equity in earnings of subsidiaries	382	23	91	(496)	—

Earnings before income tax expense	315	167	631	(408)	705

Income tax (benefit) expense	(6)	53	220	—	267

Net earnings including noncontrolling interests	321	114	411	(408)	438

Net (earnings) attributable to noncontrolling interests	—	—	(29)	—	(29)

Net earnings attributable to Best Buy Co., Inc.	$321	$114	$382	$(408)	$409

Condensed Consolidating Statements of Earnings

Three Months Ended August 29, 2009

(Unaudited)

	Best Buy Co., Inc.	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$4	$7,691	$10,013	$(6,686)	$11,022

Cost of goods sold	—	5,775	8,666	(6,103)	8,338

Gross profit	4	1,916	1,347	(583)	2,684

Selling, general and administrative expenses	39	1,795	1,132	(562)	2,404
Restructuring charges	—	—	—	—	—

Operating (loss) income	(35)	121	215	(21)	280

Other income (expense)
Investment income and other	13	—	11	(6)	18
Interest expense	(13)	(4)	(12)	7	(22)

(Loss) earnings before equity in earnings (loss) of subsidiaries	(35)	117	214	(20)	276

Equity in earnings of subsidiaries	273	4	77	(354)	—

Earnings before income tax expense	238	121	291	(374)	276

Income tax expense	60	40	19	—	119

Net earnings including noncontrolling interests	178	81	272	(374)	157

Net loss attributable to noncontrolling interests	—	—	1	—	1

Net earnings attributable to Best Buy Co., Inc.	$178	$81	$273	$(374)	$158

Condensed Consolidating Statements of Earnings

Six Months Ended August 29, 2009

(Unaudited)

	Best Buy Co., Inc.	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$8	$14,678	$15,838	$(9,407)	$21,117

Cost of goods sold	—	10,987	15,484	(10,595)	15,876

Gross profit	8	3,691	354	1,188	5,241

Selling, general and administrative expenses	74	3,356	2,175	(992)	4,613
Restructuring charges	—	25	27	—	52

Operating (loss) income	(66)	310	(1,848)	2,180	576

Other income (expense)
Investment income and other	19	—	19	(11)	27
Interest expense	(25)	(7)	(25)	12	(45)

(Loss) earnings before equity in (loss) earnings of subsidiaries	(72)	303	(1,854)	2,181	558

Equity in (loss) earnings of subsidiaries	(883)	(6)	198	691	—

(Loss) earnings before income tax expense	(955)	297	(1,656)	2,872	558

Income tax expense (benefit)	915	105	(775)	—	245

Net (loss) earnings including noncontrolling interests	(1,870)	192	(881)	2,872	313

Net (earnings) attributable to noncontrolling interests	—	—	(2)	—	(2)

Net (loss) earnings attributable to Best Buy Co., Inc.	$(1,870)	$192	$(883)	$2,872	$311

Condensed Consolidating Statements of Cash Flows

Six Months Ended August 28, 2010

(Unaudited)

	Best Buy Co., Inc.	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Total cash provided by (used in) operating activities	$199	$(472)	$357	$—	$84

Investing activities
Additions to property and equipment	—	(129)	(213)	—	(342)
Purchases of investments	(241)	—	—	—	(241)
Sales of investments	378	—	1	—	379
Proceeds from sale of business	—	—	21	—	21
Change in restricted assets	—	—	12	—	12
Settlement of net investment hedges	—	—	12	—	12
Other, net	—	—	(1)	—	(1)
Total cash provided by (used in) investing activities	137	(129)	(168)	—	(160)

Financing activities
Repurchase of common stock	(667)	—	—	—	(667)
Borrowings of debt	—	—	955	—	955
Repayments of debt	(1)	(6)	(1,200)	—	(1,207)
Dividends paid	(118)	—	—	—	(118)
Issuance of common stock under employee stock purchase plan and for the exercise of stock options	113	—	—	—	113
Excess tax benefits from stock-based compensation	10	—	—	—	10
Other, net	—	—	9	—	9
Change in intercompany receivable/payable	(707)	583	124	—	—
Total cash (used in) provided by financing activities	(1,370)	577	(112)	—	(905)

Effect of exchange rate changes on cash	—	—	(2)	—	(2)

(Decrease) increase in cash and cash equivalents	(1,034)	(24)	75	—	(983)

Cash and cash equivalents at beginning of period	1,170	53	603	—	1,826
Cash and cash equivalents at end of period	$136	$29	$678	$—	$843

Condensed Consolidating Statements of Cash Flows

Six Months Ended August 29, 2009

(Unaudited)

	Best Buy Co., Inc.	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Total cash (used in) provided by operating activities	$(748)	$1,679	$(693)	$—	$238

Investing activities
Additions to property and equipment	—	(117)	(193)	—	(310)
Purchases of investments	(7)	—	—	—	(7)
Sales of investments	37	—	—	—	37
Settlement of net investment hedges	—	—	66	—	66
Change in restricted assets	—	—	(11)	—	(11)
Other, net	—	(12)	(1)	—	(13)
Total cash provided by (used in) investing activities	30	(129)	(139)	—	(238)

Financing activities
Borrowings of debt	1,895	—	1,072	—	2,967
Repayments of debt	(1,733)	(11)	(936)	—	(2,680)
Dividends paid	(117)	—	—		(117)
Issuance of common stock under employee stock purchase plan and for the exercise of stock options	77	—	—	—	77
Acquisition of noncontrolling interests	—	—	(34)	—	(34)
Excess tax benefits from stock-based compensation	1	—	—	—	1
Other, net	—	—	4	—	4
Change in intercompany receivable/payable	568	(1,549)	981	—	—
Total cash provided by (used in) financing activities	691	(1,560)	1,087	—	218

Effect of exchange rate changes on cash	—	—	(48)	—	(48)

(Decrease) increase in cash and cash equivalents	(27)	(10)	207	—	170

Cash and cash equivalents at beginning of period	150	48	300	—	498
Cash and cash equivalents at end of period	$123	$38	$507	$—	$668

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context otherwise requires, the use of the terms “Best Buy,” “we,” “us” and “our” in the following refers to Best Buy Co., Inc. and its consolidated subsidiaries.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Unless otherwise noted, transactions and other factors significantly impacting our financial condition, results of operations and liquidity are discussed in order of magnitude. Our MD&A is presented in six sections:

•                  Overview

•                  Results of Operations

•                  Liquidity and Capital Resources

•                  Off-Balance-Sheet Arrangements and Contractual Obligations

•                  Significant Accounting Policies and Estimates

•                  New Accounting Standards

In order to align our fiscal reporting periods and comply with statutory filing requirements in certain foreign jurisdictions, we consolidate the financial results of our Europe, China, Mexico and Turkey operations on a two-month lag. Consistent with such consolidation, the financial and non-financial information presented in our MD&A relative to these operations is also presented on a two-month lag. There were no significant intervening events which would have materially affected our financial condition, results of operations, liquidity or other factors had they been recorded during the three months ended August 28, 2010.

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

While some of the products and services we offer are viewed by consumers as essential, others continue to be viewed as discretionary purchases. Consequently, our results of operations are susceptible to changes in consumer confidence levels and macro-economic factors such as unemployment, consumer credit availability and the condition of the housing market. Consumers have adopted a cautious approach to discretionary spending due to continued economic pressures. Furthermore, customer traffic and spending patterns continue to be difficult to predict. Careful capital allocation and planning, monitoring of inventory levels and effective use of promotions remain key priorities for us as we navigate through the current economic environment.

Other factors that directly impact our performance are new product introductions and the competitive consumer electronics retail environment. We continue to advance our Connected World strategy and believe it is key to achieving long-term profitable growth. By providing access to a wide selection of hardware, digital content and applications, we can offer our customers end-to-end solutions.

Throughout this MD&A, we refer to comparable store sales.  Comparable store sales is a measure commonly used in the retail industry, which indicates store performance by measuring the growth in revenue for certain stores for a particular period over the corresponding period in the prior year.  Our comparable store sales is comprised of revenue from stores operating for at least 14 full months as well as revenue related to call centers, Web sites and our other comparable sales channels.  Revenue we earn from sales of merchandise to wholesalers or dealers is not included within our comparable store sales calculation. Relocated, remodeled and expanded stores are excluded from the comparable store sales calculation until at least 14 full months after reopening. Acquired stores are included in the comparable store sales calculation beginning with the first full quarter following the first anniversary of the date of the acquisition. The portion of our calculation of the comparable store sales percentage change attributable to our International segment excludes the effect of fluctuations in foreign currency exchange rates. The method of calculating comparable store sales varies across the retail industry. As a result, our method of calculating comparable store sales may not be the same as other retailers’ methods.

In discussions of the operating results of our consolidated business and our International segment, we sometimes refer to the impact of changes in foreign currency exchange rates. When we refer to changes in foreign currency exchange rates or currency exchange rate fluctuations, we are referring to the differences between the foreign currency exchange rates we use to convert the International segment’s operating results from local currencies into U.S. dollars for reporting purposes. The impacts of foreign currency exchange rate fluctuations are typically calculated as the difference between current period activity translated using the current period’s currency exchange rates and the comparable prior year period’s currency exchange rates, respectively. We use this method for all countries where the functional currency is not the U.S. dollar.

Executive Summary

In the second quarter of fiscal 2011, the consumer markets in which we operate have generally continued to endure difficult and uncertain economic conditions, and this had a direct bearing on our overall flat comparable store sales levels. However, some areas of our International segment realized growth, particularly in China where temporary government subsidy programs for consumers helped to stimulate strong revenue growth.

We have responded to the current economic environment by closely managing our selling, general and administrative expenses (“SG&A”), as well as focusing on efforts to improve our gross profit. We remain committed to our Connected World strategy and continue to invest in this priority while tightly managing the expenses related to this and other initiatives.

Our operating income increased to 3.6% of revenue in the second quarter of fiscal 2011, compared to 2.5% of revenue in the prior-year period. The increase in operating income for the second quarter of fiscal 2011 reflected revenue growth of 2.9% to $11.3 billion, due primarily to the addition of net new stores. For the first six months of fiscal 2011, our operating income increased to 3.3% of revenue, compared to 2.7% of revenue in the prior-year period, which reflected revenue growth of 4.8% due to the addition of net new stores, the favorable impact of foreign currency exchange rate fluctuations and a comparable store sales gain of 1.3%. In the second quarter and first six months of fiscal 2011, we improved our gross profit rate, partially offset by increases in our SG&A rate.

Cash provided by operations was $84 million for the first six months of fiscal 2011, compared to $238 million in the prior-year period. Furthermore, cash and cash equivalents at August 28, 2010, increased to $843 million from $668 million at August 29, 2009, driven primarily by cash provided by operations and the sale of investments in excess of debt repayments, share repurchases and capital expenditures. A more detailed discussion of our cash flows and liquidity is included within the Liquidity and Capital Resources section below.

Results of Operations

Consolidated Performance Summary

The following table presents selected consolidated financial data ($ in millions, except per share amounts):

	Three Months Ended		Six Months Ended(2)
	August 28, 2010	August 29, 2009	August 28, 2010	August 29, 2009
Revenue	$11,339	$11,022	$22,126	$21,117
Revenue % growth	2.9%	12.4%	4.8%	12.4%
Comparable store sales % (decline) gain	(0.1)%	(3.9)%	1.3%	(5.0)%
Gross profit as % of revenue(1)	25.7%	24.4%	25.8%	24.8%
SG&A as % of revenue(1)	22.1%	21.8%	22.5%	21.8%
Operating income	$411	$280	$724	$576
Operating income as % of revenue	3.6%	2.5%	3.3%	2.7%
Net earnings attributable to Best Buy Co., Inc.	$254	$158	$409	$311
Diluted earnings per share	$0.60	$0.37	$0.96	$0.74

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

(2)        Included within our operating income and net earnings for the six months ended August 29, 2009, is $52 million ($25 million net of taxes and noncontrolling interests) of restructuring charges recorded in the fiscal first quarter related primarily to updating our U.S. Best Buy store operating model, which included eliminating certain positions, as well as employee termination benefits and business reorganization costs in Best Buy Europe. These charges resulted in a decrease in our operating income rate of 0.3% of revenue for the first six months of fiscal 2010.  No restructuring charges were recorded in the first six months of fiscal 2011.

The 2.9% revenue increase in the second quarter of fiscal 2011 reflected the net addition of 114 new stores in the past 12 months and relatively flat comparable store sales.  In the first six months of fiscal 2011, net new stores, the favorable impact of foreign currency exchange rate fluctuations and a comparable store sales gain of 1.3% were the primary drivers of our 4.8% revenue increase. The components of the net revenue increase for the three and six months ended August 28, 2010, were as follows:

	Three months ended August 28, 2010	Six months ended August 28, 2010
Net new stores	3.1%	3.2%
Favorable impact of foreign currency exchange rate fluctuations	0.1%	1.2%
Comparable store sales impact	(0.1)%	1.2%
Non-comparable sales channels(1)	(0.2)%	(0.5)%
One less week of revenue(2)	n/a	(0.3)%
Total revenue increase	2.9%	4.8%

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

The gross profit rate increased by 1.3% of revenue for the second quarter of fiscal 2011. Gross profit rate improvements in our Domestic and International segments accounted for increases of 1.0% of revenue and 0.3% of revenue, respectively. For the first six months of fiscal 2011, the gross profit rate increased by 1.0% of revenue. Gross profit rate improvements in our Domestic and International segments accounted for increases of 0.8% of revenue and 0.2% of revenue, respectively. For further discussion of each segment’s gross profit rate changes, see Segment Performance Summary, below.

The SG&A rate increased by 0.3% of revenue for the second quarter of fiscal 2011. Our Domestic segment’s SG&A rate increased by 0.4% of revenue, while our International segment’s SG&A rate decreased by 0.1% of revenue. For the first six months of fiscal 2011, the SG&A rate increased 0.7% of revenue. Our Domestic segment and our International segment each contributed to the rate increase, with increases of 0.6% of revenue and 0.1% of revenue, respectively. For further discussion of each segment’s SG&A rate changes, see Segment Performance Summary, below.

Operating income increased $131 million, or 46.8%, to $411 million and the operating income rate increased by 1.1% of revenue in the second quarter of fiscal 2011 compared to the prior-year period. The increased operating income rate was driven by an increase in our gross profit rate, partially offset by an increase in our SG&A rate.  Operating income increased $148 million, or 25.7%, to $724 million in the first six months of fiscal 2011 compared to the prior-year period.  The 0.6% of revenue operating income rate increase was driven by an increase in our gross profit rate and no restructuring charges compared to the prior-year period, partially offset by an increase in our SG&A rate.

Other Income (Expense)

Our investment income and other in the second quarter and first six months of fiscal 2011 decreased to $13 million and $25 million, respectively, compared with $18 million and $27 million in the prior-year periods.  The decrease in the second quarter and first six months of fiscal 2011 was due to lower returns on our deferred compensation assets compared to the prior-year periods, as well as the gain on sale of an equity investment recorded in the second quarter of fiscal 2010. Offsetting these decreases from the prior-year periods was the $7 million gain on the sale of our Speakeasy business in the second quarter of fiscal 2011.

Interest expense in the second quarter and first six months of fiscal 2011 of $21 million and $44 million, respectively, remained relatively flat compared with the same periods one year ago.  Lower average short-term borrowings in the second quarter and first six months of fiscal 2011 were offset by higher average interest rates on outstanding short-term borrowings.

Income Tax Expense

Our effective income tax rates in the second quarter and first six months of fiscal 2011 were 36.1% and 37.9%, respectively, compared to 42.8% and 43.9%, respectively, in the corresponding periods of fiscal 2010. The decreases in our effective income tax rates for the second quarter and the first six months of fiscal 2011 were primarily caused by the timing impact of losses in certain foreign jurisdictions, as well as tax benefits resulting from the sale of our Speakeasy business.

Noncontrolling Interest

The increase in noncontrolling interest during the second quarter and first six months of fiscal 2011 compared to the prior-year periods was due primarily to the higher net earnings of Best Buy Europe, in which Carphone Warehouse Group plc has a 50% noncontrolling interest.  Improved operating income levels led to the higher net earnings in both the second quarter and first six months of fiscal 2011. The first six months of fiscal 2011 also had no restructuring charges, further contributing to the increase in net earnings at Best Buy Europe compared to the prior-year period.

Segment Performance Summary

Domestic

Despite challenging economic conditions prevailing throughout the U.S. and weaker than expected sales in the domestic consumer electronics industry, our Domestic segment’s operating income rates improved for both the second quarter and first six months of fiscal 2011. Continued momentum of Best Buy Mobile, one of the keys to our Connected World strategy, as well as promotional effectiveness and a favorable shift in our product sales mix, drove significant improvements in our gross profit rate.  We also continued to experience event-driven consumer traffic and spending patterns, with consumers being highly selective about when they spend their money. Holidays, new product introductions and government stimulus programs are events that we believe continue to generate customer traffic and spending.

In the current environment, it is very difficult to foresee how these trends will unfold over the coming months; however, consumer confidence has historically been a key indicator for spending trends in our industry. While some product categories have experienced declines or only marginal growth in the current fiscal year, we have seen consumers respond to new technology, particularly mobile phones, tablet computers and E-readers. Continued demand for smartphones, the growth of 3D gaming, and the introduction of new motion-based gaming platforms represent opportunities we see in the upcoming product cycle.

The following table presents selected financial data for the Domestic segment ($ in millions):

	Three Months Ended		Six Months Ended
	August 28, 2010	August 29, 2009	August 28, 2010	August 29, 2009
Revenue	$8,436	$8,274	$16,359	$15,799
Revenue % growth	1.9%	1.7%	3.5%	1.4%
Comparable store sales % (decline) gain	(1.4)%	(3.1)%	0.1%	(4.0)%
Gross profit as % of revenue	25.8%	24.3%	25.8%	24.7%
SG&A as % of revenue	21.0%	20.5%	21.5%	20.6%
Operating income(1)	$407	$315	$705	$618
Operating income as % of revenue	4.8%	3.8%	4.3%	3.9%

(1)        Included within our Domestic segment’s operating income for the first six months fiscal 2010 is $25 million of restructuring charges recorded in the fiscal first quarter related to measures we took to update our U.S. Best Buy store operating model, which resulted in the elimination of certain positions for which we incurred employee termination costs. These charges resulted in a decrease in our Domestic segment’s operating income rate of 0.2% of revenue for the first six months of fiscal 2010.  No restructuring charges were recorded in the first six months of fiscal 2011.

The increase in our Domestic segment’s operating income for the second quarter and first six months of fiscal 2011 was due primarily to increased revenue and gross profit, partially offset by higher SG&A spending. The first six months of fiscal 2011 had no restructuring charges, further contributing to the increase in operating income compared to the prior-year period.

The 1.9% increase in revenue for the second quarter of fiscal 2011 was due to the impact of net new stores opened during the past 12 months, partially offset by a 1.4% comparable store sales decline. In the first six months of fiscal 2011, the 3.5% increase in revenue was due to the impact of net new stores opened in the past 12 months, as comparable store sales remained relatively flat. The components of our Domestic segment’s net revenue increase for the three and six months ended August 28, 2010, were as follows:

	Three months ended August 28, 2010	Six months ended August 28, 2010
Net new stores	3.3%	3.4%
Comparable store sales impact	(1.4)%	0.1%
Total revenue increase	1.9%	3.5%

The following table reconciles the number of Domestic stores open at the beginning and end of the second quarters of fiscal 2011 and 2010:

	Fiscal 2011				Fiscal 2010
	Total Stores at Beginning of Second Quarter	Stores Opened	Stores Closed	Total Stores at End of Second Quarter	Total Stores at Beginning of Second Quarter	Stores Opened	Stores Closed	Total Stores at End of Second Quarter
Best Buy	1,081	10	—	1,091	1,032	12	—	1,044
Best Buy Mobile	80	29	—	109	39	9	—	48
Pacific Sales	35	—	—	35	34	1	—	35
Magnolia Audio Video	6	—	—	6	6	—	—	6
Geek Squad	5	—	—	5	6	—	—	6
Total Domestic segment stores	1,207	39	—	1,246	1,117	22	—	1,139

The following table presents the Domestic segment’s revenue mix percentages and comparable store sales percentage changes by revenue category in the second quarters of fiscal 2011 and 2010:

	Revenue Mix		Comparable Store Sales
	Three Months Ended		Three Months Ended
	August 28, 2010	August 29, 2009	August 28, 2010	August 29, 2009
Consumer electronics	36%	38%	(6.7)%	(2.4)%
Home office	39%	37%	5.7%	7.3%
Entertainment software	12%	13%	(10.9)%	(23.4)%
Appliances	6%	5%	8.2%	(10.1)%
Services	6%	6%	(0.8)%	(3.7)%
Other	1%	1%	n/a	n/a
Total	100%	100%	(1.4)%	(3.1)%

The comparable store sales decline in the second quarter of fiscal 2011 was due primarily to a decrease in customer traffic, partially offset by an increase in average ticket. The product categories having the largest effect on our comparable store sales decline were televisions and entertainment software, which includes video gaming hardware and software, CDs and DVDs. Comparable store sales gains in mobile phones, mobile computing (consisting of notebook computers, netbooks and tablets) and appliances partially offset the declines. Revenue from our Domestic segment’s online operations increased 15% in the second quarter of fiscal 2011 and is incorporated in the table above.

The 6.7% comparable store sales decline in the consumer electronics revenue category was driven primarily by a decrease in the sales of televisions, as decreased unit sales outpaced moderating price declines during the second quarter of fiscal 2011. The 5.7% comparable store sales gain in the home office revenue category was primarily the result of increased sales of mobile phones due to the continued growth of Best Buy Mobile, as well as gains in mobile computing. The 10.9% comparable store sales decline in the entertainment software revenue category was mainly the result of the continued decline in the sales of CDs and DVDs as consumers preferences shift to digital content, as well as declining sales in video gaming hardware and software, partially caused by industry-wide softness and maturing hardware platforms. The 8.2% comparable store sales gain in the appliances revenue category was due in large part to increased sales of air conditioners. The 0.8% comparable store sales decline in the services revenue category was due primarily to a decline in repair and home installation services, due in part to the decrease in television sales described above, partially offset by an increase in the sales of Geek Squad computer services.

Our Domestic segment experienced gross profit growth of $163 million, or 8.1%, in the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010, due to gross profit rate improvement and increased revenue. The 1.5% of revenue increase in the gross profit rate was driven by a favorable rate impact of 1.2%, which resulted primarily from the following factors:

•                  improved promotional effectiveness and lower loyalty program costs, particularly in the home theater, portable electronics and appliances product categories;

•                  improved gross profit rate in Best Buy Mobile; and

•                  a change in the form of vendor funding for fiscal 2011, shifting more dollars to gross profit than SG&A.

In addition, a favorable mix impact contributed 0.3% of revenue to the 1.5% of revenue gross profit rate improvement, resulting from the increased sales of higher-margin mobile phones as a result of the growth in Best Buy Mobile and decreased sales of lower-margin video games and DVDs, partially offset by a decrease in sales of higher-margin digital television (“DTV”) converter boxes which experienced increased demand in the prior year as a result of the digital conversion.

In the first six months of fiscal 2011, our Domestic segment improved its gross profit rate by 1.1% of revenue.  Improved promotional effectiveness, including the finalization of an annual fee with a vendor in the fiscal first quarter and lower loyalty program costs; the growth of our Best Buy Mobile business; and the change in the form of vendor funding were the primary drivers of the rate increase. Our Domestic segment’s mix of revenue had no net effect on the segment’s gross profit rate, as growth in sales of mobile phones and a reduction in sales of video games were fully offset by growth in sales of mobile computing and a reduction in sales of DTV converter boxes.

Our Domestic segment’s SG&A grew $71 million, or 4.2% in the second quarter of fiscal 2011 compared to the prior-year period. The increase in SG&A was principally driven by the opening of new stores, as well as the following factors, which collectively increased the Domestic segment’s SG&A rate by 0.5% of revenue:

•                  continued growth of Best Buy Mobile (including the profit share-based management fee paid to Best Buy Europe, which is offset in the International segment SG&A results and therefore has no net impact on our consolidated operating income);

•                  deleverage due to the impact of spending related to investments in several key initiatives (e.g., store resets and technology projects); and

•                  the change in the form of vendor funding as discussed above;

•                  partially offset by leverage on payroll and benefits costs.

In the first six months of fiscal 2011, our Domestic segment’s SG&A grew $253 million, or 7.8%. The increase in SG&A was principally driven by the opening of new stores, as well as an increase in our SG&A rate of 0.9% of revenue. The increase in the SG&A rate was due primarily to the continued growth of Best Buy Mobile, increased spending for several key initiatives, and the change in the form of vendor funding.

International

Despite challenging economic conditions around the globe, our International segment saw comparable store sales gains and improvements in operating income in the second quarter and first six months of fiscal 2011. The key drivers behind these improvements included an increase in the sales of higher-margin post-pay mobile phone contracts in Europe, improved promotional effectiveness in key product categories in Canada and growth in consumer spending and temporary government stimulus programs in China.  We have also experienced continued revenue growth through expansion of large-format stores in Europe, China, Mexico and Turkey.

The following table presents selected financial data for the International segment ($ in millions):

	Three Months Ended		Six Months Ended
	August 28, 2010	August 29, 2009	August 28, 2010	August 29, 2009
Revenue	$2,903	$2,748	$5,767	$5,318
Revenue % growth	5.7%	64.7%	8.4%	65.9%
Comparable store sales % gain (decline)	4.3%	(8.3)%	5.2%	(10.9)%
Gross profit as % of revenue	25.6%	24.5%	26.0%	25.2%
SG&A as % of revenue	25.5%	25.8%	25.6%	25.5%
Operating income (loss) (1)	$4	$(35)	$19	$(42)
Operating income (loss) as % of revenue	0.2%	(1.2)%	0.3%	(0.8)%

(1)        Included within our International segment’s operating loss for the first six months of fiscal 2010 is $27 million of restructuring charges recorded in the fiscal first quarter primarily related to employee termination benefits and business reorganization costs in Best Buy Europe. These charges resulted in a decrease in our International segment’s operating income of 0.5% of revenue for the first six months of fiscal 2010.  No restructuring charges were recorded in the first six months of fiscal 2011.

The increase in our International segment’s operating income in the second quarter and first six months of fiscal 2011 resulted primarily from higher operating income in Europe and Canada, partially offset by costs associated with the operation of new stores in Mexico and Turkey. The first six months of fiscal 2010 included $27 million of restructuring charges compared to no restructuring charges in the first six months of fiscal 2011, further contributing to the increase in operating income compared to the prior-year period.

The 5.7% increase in revenue for the second quarter of fiscal 2011 was due to a 4.3% comparable store sales gain and the impact of net new stores opened during the past 12 months. In the first six months of fiscal 2011, the 8.4% increase in revenue was due to the favorable impact of foreign currency exchange rate fluctuations, a 5.2% comparable store sales gain and the impact of net new stores opened in the past 12 months. The increase in comparable store sales in both the second quarter and the first six months of fiscal 2011 was the result of gains in Europe and China, partially offset by declines in Canada. Despite only seven net new store openings in the past 12 months, the revenue from our large-format net new stores more than offset the small-format net store closures. The components of our International segment’s net revenue increase for the three and six months ended August 28, 2010, were as follows:

	Three months ended August 28, 2010	Six months ended August 28, 2010
Comparable store sales impact	3.7%	4.3%
Net new stores	2.7%	2.4%
Favorable impact of foreign currency exchange rate fluctuations	0.2%	5.0%
Non-comparable sales channels(1)	(0.9)%	(2.0)%
One less week of revenue(2)	n/a	(1.3)%
Total revenue increase	5.7%	8.4%

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

The following table reconciles the number of International stores open at the beginning and end of the second quarters of fiscal 2011 and 2010:

	Fiscal 2011				Fiscal 2010
	Total Stores at Beginning of Second Quarter	Stores Opened	Stores Closed	Total Stores at End of Second Quarter	Total Stores at Beginning of Second Quarter	Stores Opened	Stores Closed	Total Stores at End of Second Quarter
Best Buy Europe — small box(1)	2,430	24	(18)	2,436	2,459	27	(36)	2,450
Best Buy Europe — big box(2)	—	3	—	3		—	—	—
Canada
Future Shop	144	1	—	145	140	2	—	142
Best Buy	66	4	—	70	58	2	—	60
Best Buy Mobile	4	2	—	6	3	—	—	3
China
Five Star	158	2	(1)	159	164	2	(1)	165
Best Buy	7	1	—	8	5	1	—	6
Mexico
Best Buy	5	—	—	5	1	—	—	1
Turkey
Best Buy	1	1	—	2	—	—	—	—
Total International segment stores	2,815	38	(19)	2,834	2,830	33	(36)	2,827

(1)        Represents small-format The Carphone Warehouse and The Phone House stores.

(2)        Represents Best Buy branded large-format stores in the U.K.

The following table presents revenue mix percentages and comparable store sales percentage changes for the International segment by revenue category in the second quarters of fiscal 2011 and 2010:

	Revenue Mix		Comparable Store Sales
	Three Months Ended		Three Months Ended(1)
	August 28, 2010	August 29, 2009	August 28, 2010	August 29, 2009
Consumer electronics	19%	19%	(0.5)%	(14.3)%
Home office	54%	52%	8.5%	(10.0)%
Entertainment software	5%	5%	(13.9)%	(21.1)%
Appliances	12%	11%	13.2%	11.6%
Services	10%	13%	(5.6)%	10.4%
Other	<1%	<1%	n/a	n/a
Total	100%	100%	4.3%	(8.3)%

(1)        The comparable store sales figures for the second quarter of fiscal 2011 include three months of Best Buy Europe’s comparable store sales. However, comparable store sales for the second quarter of fiscal 2010 does not include Best Buy Europe as the third quarter of fiscal 2010 was the first period in which Best Buy Europe was included in our comparable store sales calculation.

The product categories having the largest impact on our International segment’s comparable store sales gain in the second quarter of fiscal 2011 were mobile phones, mobile computing and appliances. Increased sales in these product categories were partially offset by declines in the sales of video gaming hardware and software as well as MP3 players and accessories.

The 0.5% comparable store sales decline in the consumer electronics revenue category resulted primarily from decreases in the sales of MP3 players and accessories and navigation products, partially offset by increases in the sales of televisions. The 8.5% comparable store sales gain in the home office revenue category mainly resulted from comparable store sales gains in mobile phones and mobile computing. The 13.9% comparable store sales decline in the entertainment software revenue category reflected a decrease in the sales of video gaming hardware and software and continued decreases in the sales of DVDs and CDs. The 13.2% comparable store sales gain in the appliances revenue category resulted primarily from increases in the sales of appliances within our China operations, where growth in consumer spending and government stimulus programs helped to fuel stronger sales. The 5.6% comparable store sales decline in the services revenue category was due primarily to a decrease in the sales of warranty contracts.

Our International segment experienced gross profit growth of $71 million, or 10.5%, in the second quarter of fiscal 2011 and $155 million, or 11.5%, in the first six months of fiscal 2011. The increases in gross profit were driven by increased revenue and gross profit rate growth. The 1.1% of revenue improvement in the gross profit rate in the second quarter of fiscal 2011 reflects a favorable rate impact of 1.6% of revenue, partially offset by an unfavorable mix impact of 0.5% of revenue. In the first six months of fiscal 2011, the 0.8% of revenue improvement in the gross profit rate reflects a favorable rate impact of 1.3% of revenue, partially offset by an unfavorable mix impact of 0.5% of revenue. In the second quarter and first six months of fiscal 2011, the rate favorability was largely a result of improved promotional effectiveness across several revenue categories in Canada and an increase in the sales of higher-margin post-pay mobile phone contracts in Europe. The unfavorable mix impact resulted primarily from growth in our lower-margin China business, as well as decreased mix from our higher-margin Europe business in the second quarter and first six months of fiscal 2011.

In the second quarter of fiscal 2011, our International segment’s SG&A grew $32 million, or 4.5%, driven mainly by increased spending associated with new store openings across the segment and increased advertising costs. The 0.3% of revenue decrease in the SG&A rate was driven primarily by a rate decrease in Europe due to the Best Buy Mobile profit share-based management fee and a favorable mix impact from growth in our lower-rate China business and decreased mix from our higher-rate Europe business. These improvements were partially offset by rate increases in Canada caused by new store openings, increased advertising costs and the deleveraging impact of its comparable store sales decline.

In the first six months of fiscal 2011, our International segment’s SG&A grew $121, or 8.9%, due to the impact of foreign currency exchange rate fluctuations and increased spending related to new store openings across the segment. Excluding the impact of foreign currency exchange rate fluctuations, SG&A spend grew only 3.7%. The SG&A rate remained relatively flat in the first six months of fiscal 2011, as increased spending associated with new store openings in Canada and the deleveraging impact of Canada’s comparable store sales decline were offset by a favorable mix impact from growth in our lower-rate China business and decreased mix from our higher-rate Europe business.

Liquidity and Capital Resources

The unpredictability in the current economic environment requires us to have additional focus on maintaining adequate liquidity and capital resources. The key variables that we manage in response to current and projected capital resource needs include capital expenditures, credit facilities and short-term borrowing arrangements, working capital and our share repurchase program.

Capital expenditures, particularly with respect to opening new stores and remodeling existing stores, is a component of our cash flow and capital management strategy which, to a large extent, we can adjust in response to economic and other changes in our business environment. In fiscal years 2010 and 2011, we have moderated our capital spending in response to the challenging economic environment.

Summary

The following table summarizes our cash and cash equivalents and short-term investments balances at August 28, 2010; February 27, 2010; and August 29, 2009 ($ in millions):

	August 28, 2010	February 27, 2010	August 29, 2009
Cash and cash equivalents	$843	$1,826	$668
Short-term investments	2	90	93
Total cash and cash equivalents and short-term investments	$845	$1,916	$761

The increase in the balance of our cash and cash equivalents compared with the end of the second quarter of fiscal 2010 was due primarily to cash generated from operations and cash provided by the sale of investments, partially offset by cash used to reduce short-term debt as we were able to pay down outstanding balances on our revolving credit facilities, cash used to repurchase common stock and cash used for capital expenditures. The decrease in our short-term investments balance compared with the second quarter of fiscal 2010 was due to the sale of the remainder of our short-term investments in auction rate securities (“ARS”) marketed and sold to us by UBS AG and its affiliates.

Our current ratio, calculated as current assets divided by current liabilities, was 1.2 at the end of the second quarter of fiscal 2011, compared with 1.2 at the end of fiscal 2010 and 1.0 at the end of the second quarter of fiscal 2010.  The increase of our current ratio from the second quarter of fiscal 2010 was due primarily to a reduction in our short-term debt.

Our adjusted debt to earnings before interest, income taxes, depreciation, amortization and rent (“EBITDAR”) ratio decreased to 2.4 at the end of the second quarter of fiscal 2011, compared with 2.5 at the end of fiscal 2010 and 2.8 at the end of the second quarter of fiscal 2010, primarily due to reductions in short-term borrowings and increased net earnings.

Our adjusted debt to EBITDAR ratio, which includes capitalized operating lease obligations in its calculation, is considered a non-GAAP financial measure and should be considered in addition to, rather than as a substitute for, the most directly comparable ratio determined in accordance with GAAP. We have included this information as we view the adjusted debt to EBITDAR ratio as an important indicator of our creditworthiness. Furthermore, we believe that our adjusted debt to EBITDAR ratio is important for understanding our financial position and provides meaningful additional information about our ability to service our long-term debt and other fixed obligations and to fund our future growth. We also believe our adjusted debt to EBITDAR ratio is relevant because it enables investors to compare our indebtedness to that of retailers who own, rather than lease, their stores. Our decision to own or lease real estate is based on an assessment of our financial liquidity, our capital structure, our desire to own or to lease the location, the owner’s desire to own or to lease the location, and the alternative that results in the highest return to our shareholders.

Our adjusted debt to EBITDAR ratio is calculated as follows:

Adjusted debt to EBITDAR =	Adjusted debt
EBITDAR

The most directly comparable GAAP financial measure to our adjusted debt to EBITDAR ratio is our debt to net earnings ratio, which excludes capitalized operating lease obligations from debt in the numerator of the calculation and does not adjust net earnings in the denominator of the calculation.  The debt to net earnings ratio decreased to 1.0 at the end of the second quarter of fiscal 2011, compared with 1.3 at the end of fiscal 2010 and 2.3 at the end of the second quarter of fiscal 2010.

The following table presents a reconciliation of our debt to net earnings ratio and our adjusted debt to EBITDAR ratio ($ in millions):

	August 28, 2010 (1)	February 27, 2010 (1)	August 29, 2009 (1)
Debt (including current portion)	$1,503	$1,802	$2,247
Capitalized operating lease obligations (8 times rental expense) (2)	9,208	9,013	8,691
Adjusted debt	$10,711	$10,815	$10,938

Net earnings including noncontrolling interests(3)	$1,519	$1,394	$963
Interest expense, net	41	40	73
Income tax expense	824	802	691
Depreciation and amortization expense (4)	962	930	1,106
Rental expense	1,151	1,127	1,086
EBITDAR	$4,497	$4,293	$3,919

Debt to net earnings ratio	1.0	1.3	2.3
Adjusted debt to EBITDAR ratio	2.4	2.5	2.8

(1)             Debt is reflected as of the respective balance sheet dates, while rental expense and the other components of EBITDAR represent activity for the 12 months ended as of each of the respective dates.

(2)             The multiple of eight times annual rental expense in the calculation of our capitalized operating lease obligations is the multiple used for the retail sector by one of the nationally recognized credit rating agencies that rate our creditworthiness, and we consider it to be an appropriate multiple for our lease portfolio.

(3)             We utilize net earnings including noncontrolling interests within our calculation as the earnings and related cash flows attributable to noncontrolling interests are available to service our debt and operating lease commitments.

(4)             Depreciation and amortization expense includes impairments of fixed assets, investments, goodwill and intangible assets.

Cash Flows

The following table summarizes our cash flows for the first six months of the current and prior fiscal years ($ in millions):

	Six Months Ended
	August 28, 2010	August 29, 2009
Total cash provided by (used in):
Operating activities	$84	$238
Investing activities	(160)	(238)
Financing activities	(905)	218
Effect of foreign currency exchange rate fluctuations on cash	(2)	(48)
(Decrease) increase in cash and cash equivalents	$(983)	$170

Cash provided by operating activities in the first six months of fiscal 2011 was $84 million, compared with $238 million in the first six months of fiscal 2010. The decrease was due primarily to an increase in cash used for income taxes and other liabilities, partially offset by an increase in cash provided by net earnings. The increase in cash used for income taxes was due primarily to the timing and magnitude of tax payments as a result of higher taxable earnings. The increase in cash used for accrued liabilities was primarily due to the timing and magnitude of transaction tax payments in various jurisdictions, as well as accrued compensation.

Cash used in investing activities in the first six months of fiscal 2011 was $160 million, compared with $238 million in the first six months of fiscal 2010. The decrease was due primarily to our sale of ARS during the first six months of fiscal 2011.

Cash used in financing activities in the first six months of fiscal 2011 was $905 million, compared with cash provided of $218 million for the first six months of fiscal 2010. The change was primarily the result of cash used to repurchase our common stock in the first six months of fiscal 2011. In addition, we had a decrease in borrowings, net of repayments, in the first six months of fiscal 2011 compared to the same period one year ago.

Share Repurchases and Dividends

We repurchased and retired 17.3 million shares at a cost of $594 for the three months ended August 28, 2010, and 19.8 million shares at a cost of $705 for the six months ended August 28, 2010. We have $1,795 available for future repurchases at August 28, 2010, under our June 2007 share repurchase program.  No repurchases were made during the three and six months ended August 29, 2009.

During the second quarter of fiscal 2011, we paid our regular quarterly cash dividend of $0.14 per common share, or $58 million in the aggregate.  During the same period one year ago, we paid a regular quarterly cash dividend of $0.14 per common share, or $58 million in the aggregate.  As announced on September 15, 2010, our Board authorized payment of our next regular quarterly cash dividend of $0.15 per common share, payable on October 26, 2010, to shareholders of record as of the close of business on October 5, 2010.

Sources of Liquidity

Funds generated by operating activities, available cash and cash equivalents, and our credit facilities continue to be our most significant sources of liquidity. We believe our sources of liquidity will be sufficient to sustain operations and to finance anticipated expansion plans and strategic initiatives for the remainder of fiscal 2011. However, in the event our liquidity is insufficient, we may be required to limit our capital expenditures related to future expansion plans or we may not be able to pursue business opportunities. There can be no assurance that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under our existing credit facilities or obtain additional financing, if necessary, on favorable terms.

We have a $2.3 billion unsecured revolving credit facility, as amended (the “Credit Facility”), with a syndicate of banks, with no borrowings outstanding at August 28, 2010. The Credit Facility expires in September 2012. At October 4, 2010, we had $160 million of borrowings outstanding under the Credit Facility.

We have $811 million available under secured and unsecured revolving credit and demand facilities related to our International segment operations, of which $383 million was outstanding at August 28, 2010.

Our ability to access our facilities is subject to our compliance with the terms and conditions of our facilities, including financial covenants. The financial covenants require us to maintain certain financial ratios. At August 28, 2010, we were in compliance with all such financial covenants. If an event of default were to occur with respect to one or more of our debt agreements, it could constitute an event of default under other agreements as well.

Our credit ratings and outlooks at October 4, 2010, are summarized below.  In June 2010, Fitch Ratings Ltd. (“Fitch”) reaffirmed our BBB+ rating, and raised the outlook from negative to stable, citing our improvement in comparable store sales in the third and fourth quarters of fiscal 2010 and our ability to maintain steady operating margins and credit metrics in fiscal 2010.  The ratings issued by Moody’s Investors Service, Inc. (“Moody’s”) and Standard & Poor’s Rating Services (“Standard & Poor’s”) are consistent with the ratings and outlooks reported in our Annual Report on Form 10-K for the fiscal year ended February 27, 2010.

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

Auction-Rate Securities and Restricted Cash and Short-Term Investments

At August 28, 2010, and August 29, 2009, we had $134 million and $298 million, respectively, invested in ARS recorded at fair value within short-term investments and equity and other investments (long-term) in our condensed consolidated balance sheet.  Subsequent to August 28, 2010, and through October 4, 2010, we sold less than $1 million of ARS at par value. The majority of our ARS portfolio is AAA/Aaa-rated and collateralized by student loans, which are guaranteed 95% to 100% by the U.S. government. Since the auction failures that began in February 2008, we have been able to liquidate many of our ARS. However, the investment principal associated with our remaining ARS will not be accessible until successful auctions occur, a buyer is found outside of the auction process, the issuers establish a different form of financing to replace these securities or final payments are due according to the contractual maturities of the debt issues, which range from six to 38 years. We intend to hold our ARS until we can recover the full principal amount through one of the means described above, and have the ability to do so based on our other sources of liquidity.

Our liquidity also is affected by restricted cash and short-term investment balances that are pledged as collateral or restricted to use for vendor payables, general liability insurance, workers’ compensation insurance and customer warranty and insurance programs. Restricted cash and cash equivalents and short-term investments, which are included in other current assets, totaled $465 million, $482 million and $515 million at August 28, 2010, February 27, 2010, and August 29, 2009, respectively. The decrease in restricted assets from the end of the second quarter of fiscal 2010 was due primarily to decreased reserve requirements with respect to Best Buy Europe’s captive insurance business.

Debt and Capital

At August 28, 2010, we had short-term debt outstanding under our various credit and demand facilities of $383 million, a decrease from $663 million at February 27, 2010, and $1.1 billion at August 29, 2009.  Over the past year, we were able to reduce short-term debt by paying down outstanding balances on our revolving credit and demand facilities as a result of our strong cash position and cash generated from operating activities.  See Note 6, Debt, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended February 27, 2010, for additional information regarding our debt.

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

Safe Harbor Statement Under the Private Securities Litigation Reform Act

Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), provide a “safe harbor” for forward looking statements to encourage companies to provide prospective information about their companies. With the exception of historical information, the matters discussed in this Quarterly Report on Form 10-Q are forward looking statements and may be identified by the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “foresee,” “plan,” “project,” “outlook,” and other words and terms of similar meaning. Such statements reflect our current view with respect to future events and are subject to certain risks, uncertainties and assumptions. A variety of factors could cause our future results to differ materially from the anticipated results expressed in such forward looking statements. Readers should review Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended February 27, 2010, for a description of important factors that could cause our future results to differ materially from those contemplated by the forward looking statements made in this Quarterly Report on Form 10-Q. Among the factors that could cause our actual future results and outcomes to differ materially from those projected in such forward looking statements are the following: general economic conditions, changes in consumer preferences, credit market constraints, acquisitions and development of new businesses, divestitures, product availability, sales volumes, pricing actions and promotional activities of competitors, profit margins, weather, changes in law or regulations, foreign currency fluctuation, availability of suitable real estate locations, our ability to react to a disaster recovery situation, the impact of labor markets and new product introductions on our overall profitability, failure to achieve anticipated benefits of announced transactions and integration challenges relating to new ventures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In addition to the risks inherent in our operations, we are exposed to certain market risks, including adverse changes in foreign currency exchange rates and interest rates.

Foreign Currency Exchange Rate Risk

We have market risk arising from changes in foreign currency exchange rates related to our International segment operations. On a limited basis, we utilize foreign exchange forward and swap contracts to manage foreign currency exposure to certain forecasted inventory purchases, revenue streams and recognized receivable and payable balances. Our primary objective in holding derivatives is to reduce the volatility of net earnings and cash flows associated with changes in foreign currency exchange rates. Our foreign currency risk management strategy includes cash flow hedges as well as derivatives that are not designated as hedging instruments.  The contracts have terms of up to three years. The aggregate notional amount and fair value recorded on our condensed consolidated balance sheet related to our foreign exchange forward and swap contracts outstanding was $566 million and $12 million, respectively, at August 28, 2010. The amount recorded in our consolidated statement of net earnings related to all contracts settled and outstanding was a gain of $7 million in the second quarter of fiscal 2011.  See Note 7, Derivative Instruments, of Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information regarding our derivative instruments.

The overall strength of the U.S. dollar (USD) to the Great Britain pound (GBP) since the end of the second quarter of fiscal 2010 has had a negative overall impact on our revenue, as the GBP translated into less USD. However, the weakness of the USD to the Canadian dollar (CAD) has had a positive overall impact on our revenue, as the CAD translated into more USD. It is not possible to determine the exact impact of foreign currency exchange rate fluctuations; however, the effect on reported revenue and net earnings can be estimated. We estimate that foreign currency exchange rate fluctuations had a net favorable impact on our revenue in the second quarter of fiscal 2011 of approximately $6 million and a favorable impact of $1 million on our net earnings.

Interest Rate Risk

Short- and long-term debt

At August 28, 2010, our short- and long-term debt was comprised primarily of credit facilities, our convertible debentures and our 6.75% notes. We do not manage the interest rate risk on our debt through the use of derivative instruments.

Our credit facilities’ interest rates may be reset due to fluctuations in a market-based index, such as the federal funds rate, the London Interbank Offered Rate (LIBOR), or the base rate or prime rate of our lenders. A hypothetical 100-basis-point change in the interest rates on the outstanding balance of our credit facilities as of August 28, 2010, would change our annual pre-tax earnings by $4 million.

There is no interest rate risk associated with our convertible debentures or 6.75% notes, as the interest rates are fixed at 2.25% and 6.75%, respectively, per annum.

Long-term investments in debt securities

At August 28, 2010, our long-term investments in debt securities were comprised of ARS. These investments are not subject to material interest rate risk. A hypothetical 100-basis point change in the interest rate on our ARS investments as of August 28, 2010, would change our annual pre-tax earnings by $1 million. We do not manage interest rate risk on our investments in debt securities through the use of derivative instruments.

Other Market Risks

Investments in auction-rate securities

At August 28, 2010, we held $134 million in investments in ARS, which includes a $10 million pre-tax temporary impairment. Given current conditions in the ARS market, we may incur additional temporary unrealized losses or other-than-temporary realized losses in the future if market conditions were to persist and we were unable to recover the cost of our ARS investments. A hypothetical 100-basis point loss from the par value of these investments as of August 28, 2010, would result in a $1 million impairment.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), at August 28, 2010. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at August 28, 2010, our disclosure controls and procedures were effective.

There was no change in internal control over financial reporting during the fiscal quarter ended August 28, 2010, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)  Stock Repurchases

The following table presents the total number of shares of our common stock that we purchased during the second quarter of fiscal 2011, the average price paid per share, the number of shares that we purchased as part of our publicly announced repurchase program, and the approximate dollar value of shares that still could have been purchased at the end of the applicable fiscal period, pursuant to our June 2007 $5.5 billion share repurchase program:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
May 30, 2010, through July 3, 2010	4,739,100	$35.68	4,739,100	$2,222,000,000
July 4, 2010, through July 31, 2010	4,826,000	34.71	4,826,000	2,053,000,000
August 1, 2010, through August 28, 2010	7,720,400	33.43	7,720,400	1,795,000,000
Total Fiscal 2011 Second Quarter	17,285,500	34.40	17,285,500	1,795,000,000

(1)             “Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs” reflects our $5.5 billion share repurchase program announced on June 27, 2007, less the $3.0 billion we purchased in fiscal 2008 under our accelerated share repurchase program, the $111 million we purchased in the first quarter of fiscal 2011, and the $594 million we purchased in the second quarter of fiscal 2011. There is no stated expiration for the June 2007 share repurchase program.

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

101

The following financial information from our Quarterly Report on Form 10-Q for the second quarter of fiscal 2011, filed with the SEC on October 7, 2010, formatted in Extensible Business Reporting Language (XBRL): (i) the condensed consolidated balance sheets at August 28, 2010; February 27, 2010; and August 29, 2009, (ii) the consolidated statements of earnings for the three and six months ended August 28, 2010, and August 29, 2009, (iii) the consolidated statements of cash flows for the six months ended August 28, 2010, and August 29, 2009, (iv) the consolidated statements of changes in shareholders’ equity for the six months ended August 28, 2010, and August 29, 2009, and (v) the Notes to Condensed Consolidated Financial Statements.(1)

(1) The XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEST BUY CO., INC.
(Registrant)

Date: October 7, 2010	By:	/s/ BRIAN J. DUNN
Brian J. Dunn
Chief Executive Officer (duly authorized and principal executive officer)

Date: October 7, 2010	By:	/s/ JAMES L. MUEHLBAUER
James L. Muehlbauer
Executive Vice President — Finance and Chief Financial Officer (duly authorized and principal financial officer)

Date: October 7, 2010	By:	/s/ SUSAN S. GRAFTON
Susan S. Grafton
Vice President, Controller and Chief Accounting Officer (duly authorized and principal accounting officer)