Form 10-Q
period 2010-11-27
BEST BUY CO INC
filed 2011-01-05
CIK 764478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 27, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, $.10 Par Value — 394,196,420 shares outstanding as of December 29, 2010.

BEST BUY CO., INC.

FORM 10-Q FOR THE QUARTER ENDED NOVEMBER 27, 2010

PART I — FINANCIAL INFORMATION

ITEM 1.            FINANCIAL STATEMENTS

BEST BUY CO., INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

($ in millions, except per share amounts)

(Unaudited)

	November 27, 2010	February 27, 2010	November 28, 2009
CURRENT ASSETS
Cash and cash equivalents	$925	$1,826	$564
Short-term investments	2	90	93
Receivables	2,793	2,020	2,630
Merchandise inventories	10,064	5,486	8,978
Other current assets	1,045	1,144	1,002
Total current assets	14,829	10,566	13,267

PROPERTY AND EQUIPMENT, NET	3,994	4,070	4,123

GOODWILL	2,441	2,452	2,421

TRADENAMES, NET	145	159	163

CUSTOMER RELATIONSHIPS, NET	220	279	292

EQUITY AND OTHER INVESTMENTS	343	324	332

OTHER ASSETS	380	452	502

TOTAL ASSETS	$22,352	$18,302	$21,100

NOTE:  The consolidated balance sheet as of February 27, 2010, has been condensed from the audited consolidated financial statements.

See Notes to Condensed Consolidated Financial Statements.

BEST BUY CO., INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND EQUITY

($ in millions, except per share amounts)

(Unaudited)

	November 27, 2010	February 27, 2010	November 28, 2009
CURRENT LIABILITIES
Accounts payable	$9,858	$5,276	$9,083
Unredeemed gift card liabilities	424	463	425
Accrued compensation and related expenses	464	544	482
Accrued liabilities	1,920	1,681	1,856
Accrued income taxes	31	316	55
Short-term debt	690	663	741
Current portion of long-term debt	33	35	36
Total current liabilities	13,420	8,978	12,678

LONG-TERM LIABILITIES	1,166	1,256	1,194

LONG-TERM DEBT	1,101	1,104	1,104

EQUITY
Best Buy Co., Inc. Shareholders’ Equity
Preferred stock, $1.00 par value: Authorized — 400,000 shares; Issued and outstanding — none	—	—	—
Common stock, $0.10 par value: Authorized — 1.0 billion shares; Issued and outstanding — 394,067,000, 418,815,000 and 418,032,000 shares, respectively	39	42	42
Additional paid-in capital	—	441	404
Retained earnings	5,824	5,797	5,076
Accumulated other comprehensive income	138	40	7
Total Best Buy Co., Inc. shareholders’ equity	6,001	6,320	5,529
Noncontrolling interests	664	644	595
Total equity	6,665	6,964	6,124

TOTAL LIABILITIES AND EQUITY	$22,352	$18,302	$21,100

NOTE:  The consolidated balance sheet as of February 27, 2010, has been condensed from the audited consolidated financial statements.

See Notes to Condensed Consolidated Financial Statements.

BEST BUY CO., INC.

CONSOLIDATED STATEMENTS OF EARNINGS

($ in millions, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	November 27, 2010	November 28, 2009	November 27, 2010	November 28, 2009
Revenue	$11,890	$12,024	$34,016	$33,141
Cost of goods sold	8,907	9,082	25,322	24,958
Gross profit	2,983	2,942	8,694	8,183
Selling, general and administrative expenses	2,598	2,566	7,585	7,179
Restructuring charges	—	—	—	52
Operating income	385	376	1,109	952
Other income (expense)
Investment income and other	8	11	33	38
Interest expense	(20)	(23)	(64)	(68)

Earnings before income tax expense	373	364	1,078	922
Income tax expense	133	93	400	338
Net earnings including noncontrolling interests	240	271	678	584
Net earnings attributable to noncontrolling interests	(23)	(44)	(52)	(46)

Net earnings attributable to Best Buy Co., Inc.	$217	$227	$626	$538

Earnings per share attributable to Best Buy Co., Inc.
Basic	$0.55	$0.54	$1.53	$1.29
Diluted	$0.54	$0.53	$1.50	$1.27

Dividends declared per common share	$0.15	$0.14	$0.43	$0.42

Weighted-average common shares outstanding (in millions)
Basic	397.1	417.1	410.3	416.3
Diluted	407.8	428.6	420.7	426.8

See Notes to Condensed Consolidated Financial Statements.

BEST BUY CO., INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED NOVEMBER 27, 2010, AND NOVEMBER 28, 2009

($ and shares in millions)

(Unaudited)

	Best Buy Co., Inc.
	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Best Buy Co., Inc. Shareholders’ Equity	Non controlling Interests	Total Equity
Balances at February 27, 2010	419	$42	$441	$5,797	$40	$6,320	$644	$6,964

Net earnings, nine months ended November 27, 2010	—	—	—	626	—	626	52	678
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	—	—	—	—	40	40	(35)	5
Unrealized gains on available-for-sale investments	—	—	—	—	55	55	—	55
Cash flow hedging instruments — unrealized gains	—	—	—	—	3	3	3	6
Total comprehensive income						724	20	744

Stock-based compensation	—	—	87	—	—	87	—	87
Stock options exercised	5	—	127	—	—	127	—	127
Issuance of common stock under employee stock purchase plan	1	—	44	—	—	44	—	44
Tax benefit from stock options exercised, restricted stock vesting and employee stock purchase plan	—	—	5	—	—	5	—	5
Common stock dividends, $0.43 per share	—	—	—	(178)	—	(178)	—	(178)
Repurchase of common stock	(31)	(3)	(704)	(421)	—	(1,128)	—	(1,128)
Balances at November 27, 2010	394	$39	$—	$5,824	$138	$6,001	$664	$6,665

Balances at February 28, 2009	414	$41	$205	$4,714	$(317)	$4,643	$513	$5,156

Net earnings, nine months ended November 28, 2009	—	—	—	538	—	538	46	584
Other comprehensive income, net of tax
Foreign currency translation adjustments	—	—	—	—	289	289	58	347
Unrealized gains on available-for-sale investments	—	—	—	—	35	35	—	35
Cash flow hedging instruments — unrealized gains	—	—	—	—	—	—	—	—
Total comprehensive income						862	104	966

Acquisition of business (adjustments to purchase price allocation)	—	—	—	—	—	—	(22)	(22)
Stock-based compensation	—	—	88	—	—	88	—	88
Stock options exercised	3	1	79	—	—	80	—	80
Issuance of common stock under employee stock purchase plan	1	—	40	—	—	40	—	40
Tax deficit from stock options exercised, restricted stock vesting and employee stock purchase plan	—	—	(8)	—	—	(8)	—	(8)
Common stock dividends, $0.42 per share	—	—	—	(176)	—	(176)	—	(176)
Balances at November 28, 2009	418	$42	$404	$5,076	$7	$5,529	$595	$6,124

See Notes to Condensed Consolidated Financial Statements.

BEST BUY CO., INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)

(Unaudited)

	Nine Months Ended
	November 27, 2010	November 28, 2009
OPERATING ACTIVITIES
Net earnings including noncontrolling interests	$678	$584
Adjustments to reconcile net earnings including noncontrolling interests to total cash provided by operating activities
Depreciation	668	614
Amortization of definite-lived intangible assets	63	66
Restructuring charges	—	52
Stock-based compensation	87	88
Deferred income taxes	(6)	(41)
Excess tax benefits from stock-based compensation	(13)	(3)
Other, net	16	(4)
Changes in operating assets and liabilities
Receivables	(805)	(691)
Merchandise inventories	(4,561)	(4,087)
Other assets	80	(5)
Accounts payable	4,492	3,936
Other liabilities	159	374
Income taxes	(313)	(204)
Total cash provided by operating activities	545	679

INVESTING ACTIVITIES
Additions to property and equipment	(529)	(469)
Purchases of investments	(245)	(10)
Sales of investments	383	46
Proceeds from sale of business, net of cash transferred	21	—
Change in restricted assets	(1)	19
Settlement of net investment hedges	12	27
Other, net	(2)	(18)
Total cash used in investing activities	(361)	(405)

FINANCING ACTIVITIES
Repurchase of common stock	(1,128)	—
Borrowings of debt	1,925	3,593
Repayments of debt	(1,884)	(3,703)
Dividends paid	(178)	(175)
Issuance of common stock under employee stock purchase plan and for the exercise of stock options	171	120
Acquisition of noncontrolling interests	(21)	(34)
Excess tax benefits from stock-based compensation	13	3
Other, net	9	(12)
Total cash used in financing activities	(1,093)	(208)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	8	—

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(901)	66

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,826	498

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$925	$564

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

In order to align our fiscal reporting periods and comply with statutory filing requirements in certain foreign jurisdictions, we consolidate the financial results of our Europe, China, Mexico and Turkey operations on a two-month lag. There were no significant intervening events which would have materially affected our consolidated financial statements had they been recorded during the three months ended November 27, 2010.

In preparing the accompanying condensed consolidated financial statements, we evaluated the period from November 28, 2010 through the date the financial statements were issued for material subsequent events requiring recognition or disclosure. No such events were identified for this period.

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

2.                        Investments

Investments were comprised of the following:

	November 27, 2010	February 27, 2010	November 28, 2009
Short-term investments
Money market fund	$2	$2	$4
Debt securities (auction-rate securities)	—	88	89
Total short-term investments	$2	$90	$93

Equity and other investments
Debt securities (auction-rate securities)	$131	$192	$195
Marketable equity securities	145	77	86
Other investments	67	55	51
Total equity and other investments	$343	$324	$332

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

In February 2008, auctions began to fail due to insufficient buyers, as the amount of securities submitted for sale in auctions exceeded the aggregate amount of the bids. For each failed auction, the interest rate on the security moves to a maximum rate specified for each security, and generally resets at a level higher than specified short-term interest rate benchmarks. To date, we have collected all interest due on our ARS and expect to continue to do so in the future. Due to persistent failed auctions, and the uncertainty of when these investments could be liquidated at par, we have classified all of our investments in ARS as non-current assets within equity and other investments in our condensed consolidated balance sheet at November 27, 2010.

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

During the third quarter of fiscal 2011, we sold $3 of ARS at par. At November 27, 2010, our entire remaining ARS portfolio, consisting of 24 investments in ARS having an aggregate par value of $141, was subject to failed auctions. Subsequent to November 27, 2010, and through December 30, 2010, we sold $8 of ARS at par.

Our ARS portfolio consisted of the following, at fair value:

Description	Nature of collateral or guarantee	November 27, 2010	February 27, 2010	November 28, 2009
Student loan bonds	Student loans guaranteed 95% to 100% by the U.S. government	$113	$261	$264
Municipal revenue bonds	100% insured by AA/Aa-rated bond insurers at November 27, 2010	18	19	20
Total fair value plus accrued interest(1)		$131	$280	$284

(1)             The par value and weighted-average interest rates (taxable equivalent) of our ARS were $141, $285 and $293, and 0.91%, 1.10% and 0.95%, respectively, at November 27, 2010, February 27, 2010, and November 28, 2009, respectively.

At November 27, 2010, our ARS portfolio was 73% AAA/Aaa-rated, 20% AA/Aa-rated and 7% A/A-rated.

The investment principal associated with failed auctions will not be accessible until successful auctions occur, a buyer is found outside of the auction process, the issuers establish a different form of financing to replace these securities, or final payments are due according to the contractual maturities of the debt issuances, which range from six to 33 years. We intend to hold our ARS until we can recover the full principal amount through one of the means described above, and have the ability to do so based on our other sources of liquidity.

We evaluated our entire ARS portfolio of $141 (par value) for impairment at November 27, 2010, based primarily on the methodology described in Note 3, Fair Value Measurements. As a result of this review, we determined that the fair value of our ARS portfolio at November 27, 2010, was $131. Accordingly, a $10 pre-tax unrealized loss is recognized in accumulated other comprehensive income. This unrealized loss reflects a temporary impairment on all of our investments in ARS. The estimated fair value of our ARS portfolio could change significantly based on future market conditions. We will continue to assess the fair value of our ARS portfolio for substantive changes in relevant market conditions, changes in our financial condition or other changes that may alter our estimates described above.

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

We had $(6), $(3) and $(5) of unrealized loss, net of tax, recorded in accumulated other comprehensive income at November 27, 2010, February 27, 2010, and November 28, 2009, respectively, related to our investments in debt securities.

Marketable Equity Securities

We invest in marketable equity securities and classify them as available-for-sale. Investments in marketable equity securities are classified as non-current assets within equity and other investments in our condensed consolidated balance sheets and are reported at fair value based on quoted market prices.

Our investments in marketable equity securities were as follows:

	November 27, 2010	February 27, 2010	November 28, 2009
Common stock of The Carphone Warehouse Group PLC	$—	$74	$83
Common stock of TalkTalk Telecom Group PLC	63	—	—
Common stock of Carphone Warehouse Group plc	78	—	—
Other	4	3	3
Total	$145	$77	$86

We purchased shares of The Carphone Warehouse Group PLC (“CPW”) common stock in fiscal 2008, representing nearly 3% of CPW’s then outstanding shares. In March 2010, CPW demerged into two new holding companies: TalkTalk Telecom Group PLC (“TalkTalk”), which is the holding company for the fixed line voice and broadband telecommunications business of the former CPW, and Carphone Warehouse Group plc (“Carphone Warehouse”), which includes the former CPW’s 50% noncontrolling interest in Best Buy Europe Distributions Limited (“Best Buy Europe”). Accordingly, our investment in CPW was exchanged for equivalent levels of investment in TalkTalk and Carphone Warehouse.  An $84 pre-tax unrealized gain is recorded in accumulated other comprehensive income related to these investments at November 27, 2010.

We review all investments for other-than-temporary impairment at least quarterly or as we observe indicators of impairment. Indicators of impairment include the duration and severity of the decline in fair value as well as the intent and ability to hold the investment to allow for a recovery in the market value of the investment. In addition, we consider qualitative factors that include, but are not limited to: (i) the financial condition and business plans of the investee including its future earnings potential, (ii) the investee’s credit rating, and (iii) the current and expected market and industry conditions in which the investee operates. If a decline in the fair value of an investment is deemed by management to be other-than-temporary, we write down the cost basis of the investment to fair value, and the amount of the write-down is included in net earnings.

All unrealized holding gains or losses related to our investments in marketable equity securities are reflected net of tax in accumulated other comprehensive income in Total Best Buy Co., Inc. shareholders’ equity. The total unrealized gain, net of tax, included in accumulated other comprehensive income was $75, $17 and $26 at November 27, 2010, February 27, 2010, and November 28, 2009, respectively.

Other Investments

The aggregate carrying values of investments accounted for using either the cost method or the equity method, at November 27, 2010, February 27, 2010, and November 28, 2009, were $67, $55 and $51, respectively.

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The fair value hierarchy requires the use of observable market data when available. In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following tables set forth by level within the fair value hierarchy, our financial assets and liabilities that were accounted for at fair value on a recurring basis at November 27, 2010, February 27, 2010, and November 28, 2009, according to the valuation techniques we used to determine their fair values.

		Fair Value Measurements Using Inputs Considered as
	Fair Value at November 27, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS
Short-term investments
Money market fund	$2	$—	$2	$—
Other current assets
Money market funds (restricted assets)	66	66	—	—
U.S. Treasury bills (restricted assets)	85	85	—	—
Foreign currency derivative instruments	5	—	5	—
Equity and other investments
Auction-rate securities	131	—	—	131
Marketable equity securities	145	145	—	—
Other assets
Marketable securities that fund deferred compensation	80	80	—	—
Foreign currency derivative instruments	4	—	4	—

LIABILITIES
Long-term liabilities
Deferred compensation	67	67	—	—

		Fair Value Measurements Using Inputs Considered as
	Fair Value at February 27, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS
Cash and cash equivalents
Money market funds	$752	$752	$—	$—
U.S. Treasury bills	300	300	—	—
Short-term investments
Money market fund	2	—	2	—
Auction-rate securities	88	—	—	88
Other current assets
Money market funds (restricted assets)	123	123	—	—
U.S. Treasury bills (restricted assets)	25	25	—	—
Foreign currency derivative instruments	4	—	4	—
Equity and other investments
Auction-rate securities	192	—	—	192
Marketable equity securities	77	77	—	—
Other assets
Marketable securities that fund deferred compensation	75	75	—	—

LIABILITIES
Long-term liabilities
Deferred compensation	61	61	—	—

		Fair Value Measurements Using Inputs Considered as
	Fair Value at November 28, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS
Cash and cash equivalents
Money market funds	$28	$28	$—	$—
Short-term investments
Money market fund	4	—	4	—
Auction-rate securities	89	—	—	89
Other current assets
Money market funds (restricted assets)	16	16	—	—
U.S. Treasury bills (restricted assets)	55	55	—	—
Foreign currency derivative instruments	4	—	4	—
Equity and other investments
Auction-rate securities	195	—	—	195
Marketable equity securities	86	86	—	—
Other assets
Marketable securities that fund deferred compensation	73	73	—	—

LIABILITIES
Accrued liabilities
Foreign currency derivative instruments	1	—	1	—
Long-term liabilities
Deferred compensation	62	62	—	—

The following tables provide a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis in the tables above that used significant unobservable inputs (Level 3) for the three and nine months ended November 27, 2010, and November 28, 2009.

	Debt securities- Auction-rate securities only
	Student loan bonds	Municipal revenue bonds	Total
Balances at August 28, 2010	$116	$18	$134
Changes in unrealized losses included in other comprehensive income	—	—	—
Sales	(3)	—	(3)
Interest received	—	—	—
Balances at November 27, 2010	$113	$18	$131

	Debt securities- Auction-rate securities only
	Student loan bonds	Municipal revenue bonds	Total
Balances at February 27, 2010	$261	$19	$280
Changes in unrealized losses included in other comprehensive income	(5)	—	(5)
Sales	(142)	(1)	(143)
Interest received	(1)	—	(1)
Balances at November 27, 2010	$113	$18	$131

	Debt securities- Auction-rate securities only
	Student loan bonds	Municipal revenue bonds	Auction preferred securities	Total
Balances at August 29, 2009	$278	$20	$—	$298
Changes in unrealized gains included in other comprehensive income	—	—	—	—
Sales	(14)	—	—	(14)
Balances at November 28, 2009	$264	$20	$—	$284

	Debt securities- Auction-rate securities only
	Student loan bonds	Municipal revenue bonds	Auction preferred securities	Total
Balances at February 28, 2009	$276	$24	$14	$314
Changes in unrealized gains included in other comprehensive income	5	—	1	6
Sales	(17)	(4)	(15)	(36)
Balances at November 28, 2009	$264	$20	$—	$284

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

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

Measurements to fair value on a nonrecurring basis relate primarily to our tangible fixed assets, goodwill and other intangible assets and occur when the derived fair value is below carrying value on our condensed consolidated balance sheet. During the nine months ended November 27, 2010, and November 28, 2009, we had no significant remeasurements of such assets or liabilities to fair value.

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

4.                         Goodwill and Intangible Assets

The changes in the carrying values of goodwill and indefinite-lived tradenames by segment were as follows in the nine months ended November 27, 2010, and November 28, 2009:

	Goodwill			Indefinite-lived Tradenames
	Domestic	International	Total	Domestic	International	Total

Balances at February 27, 2010	$434	$2,018	$2,452	$32	$80	$112
Sale of business(1)	(12)	—	(12)	(1)	—	(1)
Acquisition of noncontrolling interests	—	5	5	—	—	—
Changes in foreign currency exchange rates	—	(4)	(4)	—	2	2
Balances at November 27, 2010	$422	$2,019	$2,441	$31	$82	$113

(1)             As a result of the sale of our Speakeasy business in the second quarter of fiscal 2011, we wrote off the carrying value of the goodwill and indefinite-lived tradenames associated with such business as of the date of sale. See Note 13, Sale of Business, for additional information regarding the sale.

	Goodwill			Indefinite-lived Tradenames
	Domestic	International	Total	Domestic	International	Total
Balances at February 28, 2009	$434	$1,769	$2,203	$32	$72	$104
Adjustments to purchase price allocation	—	43	43	—	—	—
Changes in foreign currency exchange rates	—	175	175	—	8	8
Balances at November 28, 2009	$434	$1,987	$2,421	$32	$80	$112

The following table provides the gross carrying values and related accumulated amortization of definite-lived intangible assets:

	November 27, 2010		February 27, 2010		November 28, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Tradenames	$74	$(42)	$75	$(28)	$74	$(23)
Customer relationships	387	(167)	401	(122)	395	(103)
Total	$461	$(209)	$476	$(150)	$469	$(126)

Total amortization expense was $20 and $24 for the three months ended November 27, 2010, and November 28, 2009, respectively, and was $63 and $66 for the nine months then ended, respectively. The estimated future amortization expense for identifiable intangible assets is as follows:

Fiscal Year
Remainder of fiscal 2011	$19
2012	61
2013	44
2014	40
2015	35
Thereafter	53

5.                         Restructuring Charges

In the fourth quarter of fiscal 2009, we implemented a restructuring plan for our domestic and international businesses to support our long-term growth plans and, accordingly, we recorded charges of $78 related primarily to voluntary and involuntary separation plans at our corporate headquarters. In addition, in the first quarter of fiscal 2010, we incurred restructuring charges of $52 related to employee termination benefits and business reorganization costs at our U.S. Best Buy stores and Best Buy Europe. No restructuring charges were recorded in the remainder of fiscal 2010 or in the first nine months of fiscal 2011.

All charges related to our restructuring plan were presented as restructuring charges in our consolidated statements of earnings. The composition of our restructuring charges incurred in the nine months ended November 27, 2010, and November 28, 2009, as well as the cumulative amount incurred through November 27, 2010, for both the Domestic and International segments, were as follows:

	Domestic			International			Total
	Nine months ended		Cumulative Amount through	Nine months ended		Cumulative Amount through	Nine months ended		Cumulative Amount through
	November 27, 2010	November 28, 2009	November 27, 2010	November 27, 2010	November 28, 2009	November 27, 2010	November 27, 2010	November 28, 2009	November 27, 2010
Termination benefits	$—	$25	$94	$—	$26	$32	$—	$51	$126
Facility closure costs	—	—	1	—	1	1	—	1	2
Property and equipment write-downs	—	—	2	—	—	—	—	—	2
Total	$—	$25	$97	$—	$27	$33	$—	$52	$130

The following table summarizes our restructuring activity in the nine months ended November 27, 2010, and November 28, 2009, related to termination benefits and facility closure costs:

	Termination Benefits	Facility Closure Costs	Total
Balances at February 27, 2010	$8	$1	$9
Charges	—	—	—
Cash payments	(6)	(1)	(7)
Changes in foreign currency exchange rates	—	—	—
Balances at November 27, 2010	$2	$—	$2

	Termination Benefits	Facility Closure Costs	Total
Balances at February 28, 2009	$73	$1	$74
Charges	51	1	52
Cash payments	(116)	(1)	(117)
Changes in foreign currency exchange rates	3	—	3
Balances at November 28, 2009	$11	$1	$12

6.                         Debt

Short-Term Debt

Short-term debt consisted of the following:

	November 27, 2010	February 27, 2010	November 28, 2009
J.P. Morgan revolving credit facility	$500	$—	$350
ARS revolving credit line	—	—	—
Europe receivables financing facility(1)	136	442	326
Europe revolving credit facility	—	206	30
Canada revolving demand facility	—	—	—
China revolving demand facilities	54	15	35
Total short-term debt	$690	$663	$741

(1)             This facility is secured by certain network carrier receivables of Best Buy Europe, which are included within receivables in our condensed consolidated balance sheet.  Availability on this facility is based on a percentage of the available acceptable receivables, as defined in the agreement for the facility, and was £225 (or $356) at November 27, 2010.

ARS Revolving Credit Line

We previously had a revolving credit line with UBS secured by the par value of our UBS-brokered ARS. However, pursuant to the settlement described in Note 2, Investments, the revolving credit line expired by its terms during the second quarter of fiscal 2011 when UBS bought back all of our UBS-brokered ARS.

Long-Term Debt

Long-term debt consisted of the following:

	November 27, 2010	February 27, 2010	November 28, 2009
6.75% notes	$500	$500	$500
Convertible debentures	402	402	402
Financing lease obligations	173	186	191
Capital lease obligations	57	49	44
Other debt	2	2	3
Total long-term debt	1,134	1,139	1,140
Less: current portion	(33)	(35)	(36)
Total long-term debt, less current portion	$1,101	$1,104	$1,104

The fair value of long-term debt approximated $1,235, $1,210 and $1,221 at November 27, 2010, February 27, 2010, and November 28, 2009, respectively, based primarily on the ask prices quoted from external sources, compared with carrying values of $1,134, $1,139 and $1,140, respectively.

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

Summary of Derivative Balances

The following table presents the gross fair values for derivative instruments and the corresponding classification at November 27, 2010, February 27, 2010, and November 28, 2009:

	November 27, 2010		February 27, 2010		November 28, 2009
Contract Type	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Cash flow hedges (foreign exchange forward contracts)	$9	$—	$2	$(1)	$1	$—
Net investment hedges (foreign exchange swap contracts)	—	—	4	—	—	—
Total derivatives designated as hedging instruments	$9	$—	$6	$(1)	$1	$—

No hedge designation (foreign exchange forward contracts)	1	(1)	1	(2)	3	(1)

Total	$10	$(1)	$7	$(3)	$4	$(1)

The following tables present the effects of derivative instruments on other comprehensive income (“OCI”) and on our consolidated statements of earnings for the three and nine months ended November 27, 2010 and November 28, 2009:

	Three Months Ended November 27, 2010		Nine Months Ended November 27, 2010
Contract Type	Pre-tax Gain(Loss) Recognized in OCI (1)	Gain(Loss) Reclassified from Accumulated OCI to Earnings (Effective Portion) (2)	Pre-tax Gain(Loss) Recognized in OCI (1)	Gain(Loss) Reclassified from Accumulated OCI to Earnings (Effective Portion) (2)

Cash flow hedges (foreign exchange forward contracts)	$(1)	$2	$9	$3
Net investment hedges (foreign exchange swap contracts)	—	—	8	—
Total	$(1)	$2	$17	$3

	Three Months Ended November 28, 2009		Nine Months Ended November 28, 2009
Contract Type	Pre-tax Gain(Loss) Recognized in OCI (1)	Gain(Loss) Reclassified from Accumulated OCI to Earnings (Effective Portion) (2)	Pre-tax Gain(Loss) Recognized in OCI (1)	Gain(Loss) Reclassified from Accumulated OCI to Earnings (Effective Portion) (2)

Cash flow hedges (foreign exchange forward contracts)	$(10)	$1	$1	$4
Net investment hedges (foreign exchange swap contracts)	(44)	—	28	—
Total	$(54)	$1	$29	$4

(1)             Reflects the amount recognized in OCI prior to the reclassification of 50% to noncontrolling interests for the cash flow and net investment hedges, respectively.

(2)             Gain reclassified from accumulated OCI is included within selling, general and administrative expenses (“SG&A”) in our consolidated statements of earnings.

The following table presents the effects of derivatives not designated as hedging instruments on our consolidated statements of earnings for the three and nine months ended November 27, 2010 and November 28, 2009:

	Gain (Loss) Recognized within SG&A
Contract Type	Three months ended November 27, 2010	Nine months ended November 27, 2010	Three months ended November 28, 2009	Nine months ended November 28, 2009
No hedge designation (foreign exchange forward contracts)	$(4)	$8	$(3)	$(4)

The following table presents the notional amounts of our foreign currency exchange contracts at November 27, 2010, February 27, 2010, and November 28, 2009:

	Notional Amount
Contract Type	November 27, 2010	February 27, 2010	November 28, 2009
Derivatives designated as cash flow hedging instruments	$316	$203	$134
Derivatives designated as net investment hedging instruments	—	608	685
Derivatives not designated as hedging instruments	230	240	163
Total	$546	$1,051	$982

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

The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings per share attributable to Best Buy Co., Inc. (shares in millions):

	Three Months Ended		Nine Months Ended
	November 27, 2010	November 28, 2009	November 27, 2010	November 28, 2009
Numerator
Net earnings attributable to Best Buy Co., Inc., basic	$217	$227	$626	$538
Adjustment for assumed dilution
Interest on convertible debentures, net of tax	2	2	4	5
Net earnings attributable to Best Buy Co., Inc., diluted	$219	$229	$630	$543

Denominator
Weighted-average common shares outstanding	397.1	417.1	410.3	416.3
Effect of potentially dilutive securities
Shares from assumed conversion of convertible debentures	8.8	8.8	8.8	8.8
Stock options and other	1.9	2.7	1.6	1.7
Weighted-average common shares outstanding, assuming dilution	407.8	428.6	420.7	426.8

Earnings per share attributable to Best Buy Co., Inc.
Basic	$0.55	$0.54	$1.53	$1.29
Diluted	$0.54	$0.53	$1.50	$1.27

The computation of weighted-average common shares outstanding, assuming dilution, excluded options to purchase 16.1 million and 15.9 million shares of our common stock for the three months ended November 27, 2010, and November 28, 2009, respectively, and 18.6 million and 18.8 million shares of our common stock for the nine months ended November 27, 2010, and November 28, 2009, respectively. These amounts were excluded as the options’ exercise prices were greater than the average market price of our common stock for the periods presented and, therefore, the effect would be antidilutive (i.e., including such options would result in higher earnings per share).

9.                         Comprehensive Income

The components of accumulated other comprehensive income, net of tax, attributable to Best Buy Co., Inc. were as follows:

	November 27, 2010	February 27, 2010	November 28, 2009
Foreign currency translation	$66	$26	$(14)
Unrealized gains on available-for-sale investments	69	14	21
Unrealized gains on derivative instruments (cash flow hedges)	3	—	—
Total	$138	$40	$7

The components of comprehensive income for the three and nine months ended November 27, 2010, and November 28, 2009 were as follows:

	Three Months Ended		Nine Months Ended
	November 27, 2010	November 28, 2009	November 27, 2010	November 28, 2009
Net earnings including noncontrolling interests	$240	$271	$678	$584
Other comprehensive income, net of tax
Foreign currency translation adjustments	158	(59)	5	347
Cash flow hedging instruments — unrealized (losses) gains	(2)	(8)	6	—
Unrealized gains on available-for-sale investments	41	5	55	35
Comprehensive income including noncontrolling interests	437	209	744	966
Comprehensive (income) attributable to noncontrolling interests	(57)	(2)	(20)	(104)
Comprehensive income attributable to Best Buy Co., Inc.	$380	$207	$724	$862

10.                   Repurchase of Common Stock

In June 2007, our Board of Directors authorized a program to purchase up to $5,500 in shares of our common stock. There is no expiration date governing the period over which we can repurchase shares under this program, and at February 27, 2010, $2,500 remained available for future repurchases. We repurchased and retired 10.9 million shares at a cost of $423 for the three months ended November 27, 2010, and 30.7 million shares at a cost of $1,128 for the nine months ended November 27, 2010. We had $1,372 available for future repurchases at November 27, 2010, under the June 2007 share repurchase program. No repurchases were made during the three and nine months ended November 28, 2009.  Repurchased shares constitute authorized but unissued shares.

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

Revenue by reportable segment was as follows:

	Three Months Ended		Nine Months Ended
	November 27, 2010	November 28, 2009	November 27, 2010	November 28, 2009
Domestic	$8,710	$8,931	$25,069	$24,730
International	3,180	3,093	8,947	8,411
Total	$11,890	$12,024	$34,016	$33,141

Operating income (loss) by reportable segment and the reconciliation to earnings before income tax expense were as follows:

	Three Months Ended		Nine Months Ended
	November 27, 2010	November 28, 2009	November 27, 2010	November 28, 2009
Domestic	$340	$353	$1,045	$971
International	45	23	64	(19)
Total operating income	385	376	1,109	952
Other income (expense)
Investment income and other	8	11	33	38
Interest expense	(20)	(23)	(64)	(68)
Earnings before income tax expense	$373	$364	$1,078	$922

Assets by reportable segment were as follows:

	November 27, 2010	February 27, 2010	November 28, 2009
Domestic	$13,949	$10,431	$13,332
International	8,403	7,871	7,768
Total	$22,352	$18,302	$21,100

12.                   Contingencies

In December 2005, a purported class action lawsuit captioned, Jasmen Holloway, et al. v. Best Buy Co., Inc., was filed against us in the U.S. District Court for the Northern District of California. This federal court action alleges that we discriminate against women and minority individuals on the basis of gender, race, color and/or national origin in our stores with respect to our employment policies and practices. The action seeks an end to alleged discriminatory policies and practices, an award of back and front pay, punitive damages and injunctive relief, including rightful place relief for all class members. The Plaintiffs have filed a class certification motion which we have opposed.  All proceedings have been stayed pending a decision by the U.S. Supreme Court in Dukes, et al. v. Wal-Mart Stores, Inc., a gender discrimination class action lawsuit. Based on our assessment of the facts underlying the claim, the procedural history of the litigation (including the status of class certification), and the degree to which we intend to defend our company in the matter, we are unable to provide meaningful quantification of our exposure in this case.

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

14.                     Condensed Consolidating Financial Information

The rules of the Securities and Exchange Commission (“SEC”) require that condensed consolidating financial information be provided for a subsidiary that has guaranteed the debt of a registrant issued in a public offering, where the guarantee is full and unconditional and where the voting interest of the subsidiary is 100% owned by the registrant. Our convertible debentures, which had an aggregate principal balance and carrying amount of $402 at November 27, 2010, are jointly and severally guaranteed by our 100%-owned indirect subsidiary Best Buy Stores, L.P. (“Guarantor Subsidiary”). Investments in subsidiaries of Best Buy Stores, L.P., which have not guaranteed the convertible debentures (“Non-Guarantor Subsidiaries”), are required to be presented under the equity method, even though all such subsidiaries meet the requirements to be consolidated under GAAP.

Set forth below are condensed consolidating financial statements presenting the financial position, results of operations, and cash flows of (i) Best Buy Co., Inc., (ii) the Guarantor Subsidiary, (iii) the Non-Guarantor Subsidiaries, and (iv) the eliminations necessary to arrive at consolidated information for our company. The income statement eliminations relate primarily to the sale of inventory from a Non-Guarantor Subsidiary to the Guarantor Subsidiary. The balance sheet eliminations relate primarily to the elimination of intercompany profit in inventory held by the Guarantor Subsidiary and consolidating entries to eliminate intercompany receivables, payables and subsidiary investment accounts.

We file a consolidated U.S. federal income tax return. Income taxes are allocated in accordance with our tax allocation agreement. U.S. affiliates receive no tax benefit for taxable losses, but are allocated taxes at the required effective income tax rate if they have taxable income.

The following tables present condensed consolidating balance sheets as of November 27, 2010, February 27, 2010, and November 28, 2009, condensed consolidating statements of earnings for the three and nine months ended November 27, 2010, and November 28, 2009, and condensed consolidating statements of cash flows for the nine months ended November 27, 2010, and November 28, 2009, and should be read in conjunction with the consolidated financial statements herein.

Condensed Consolidating Balance Sheets

At November 27, 2010

(Unaudited)

	Best Buy Co., Inc.	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$144	$180	$601	$—	$925
Short-term investments	—	—	2	—	2
Receivables	—	1,302	1,491	—	2,793
Merchandise inventories	—	7,161	3,010	(107)	10,064
Other current assets	243	90	766	(54)	1,045
Intercompany receivable	—	—	11,953	(11,953)	—
Intercompany note receivable	1,578	—	2	(1,580)	—
Total current assets	1,965	8,733	17,825	(13,694)	14,829

Property and Equipment, Net	202	1,836	1,956	—	3,994

Goodwill	—	6	2,435	—	2,441

Tradenames, Net	—	—	145	—	145

Customer Relationships, Net	—	—	220	—	220

Equity and Other Investments	168	—	175	—	343

Other Assets	132	39	258	(49)	380

Investments in Subsidiaries	12,405	195	2,371	(14,971)	—

Total Assets	$14,872	$10,809	$25,385	$(28,714)	$22,352

Liabilities and Equity
Current Liabilities
Accounts payable	$479	$54	$9,325	$—	$9,858
Unredeemed gift card liabilities	—	359	65	—	424
Accrued compensation and related expenses	—	200	264	—	464
Accrued liabilities	—	843	1,130	(53)	1,920
Accrued income taxes	31	—	—	—	31
Short-term debt	500	—	190	—	690
Current portion of long-term debt	—	21	12	—	33
Intercompany payable	6,692	5,261	—	(11,953)	—
Intercompany note payable	15	500	1,065	(1,580)	—
Total current liabilities	7,717	7,238	12,051	(13,586)	13,420

Long-Term Liabilities	148	1,082	184	(248)	1,166

Long-Term Debt	902	118	81	—	1,101

Equity
Shareholders’ equity	6,105	2,371	12,405	(14,880)	6,001
Non-controlling interests	—	—	664	—	664
Total equity	6,105	2,371	13,069	(14,880)	6,665

Total Liabilities and Equity	$14,872	$10,809	$25,385	$(28,714)	$22,352

Condensed Consolidating Balance Sheets

At February 27, 2010

(Unaudited)

	Best Buy Co., Inc.	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$1,170	$53	$603	$—	$1,826
Short-term investments	88	—	2	—	90
Receivables	—	485	1,535	—	2,020
Merchandise inventories	—	3,662	1,873	(49)	5,486
Other current assets	221	149	775	(1)	1,144
Intercompany receivable	—	—	7,983	(7,983)	—
Intercompany note receivable	833	—	—	(833)	—
Total current assets	2,312	4,349	12,771	(8,866)	10,566

Property and Equipment, Net	214	1,864	1,992	—	4,070

Goodwill	—	6	2,446	—	2,452

Tradenames, Net	—	—	159	—	159

Customer Relationships, Net	—	—	279	—	279

Equity and Other Investments	216	—	108	—	324

Other Assets	103	34	362	(47)	452

Investments in Subsidiaries	12,246	287	2,296	(14,829)	—

Total Assets	$15,091	$6,540	$20,413	$(23,742)	$18,302

Liabilities and Equity
Current Liabilities
Accounts payable	$414	$26	$4,836	$—	$5,276
Unredeemed gift card liabilities	—	401	62	—	463
Accrued compensation and related expenses	4	218	322	—	544
Accrued liabilities	25	652	1,004	—	1,681
Accrued income taxes	316	—	—	—	316
Short-term debt	—	—	663	—	663
Current portion of long-term debt	1	21	13	—	35
Intercompany payable	6,816	1,167	—	(7,983)	—
Intercompany note payable	—	500	333	(833)	—
Total current liabilities	7,576	2,985	7,233	(8,816)	8,978

Long-Term Liabilities	247	1,123	224	(338)	1,256

Long-Term Debt	902	136	66	—	1,104

Equity
Shareholders’ equity	6,366	2,296	12,246	(14,588)	6,320
Non-controlling interests	—	—	644	—	644
Total equity	6,366	2,296	12,890	(14,588)	6,964

Total Liabilities and Equity	$15,091	$6,540	$20,413	$(23,742)	$18,302

Condensed Consolidating Balance Sheets

At November 28, 2009

(Unaudited)

	Best Buy Co., Inc.	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$85	$219	$260	$—	$564
Short-term investments	89	—	4	—	93
Receivables	—	1,273	1,357	—	2,630
Merchandise inventories	—	6,401	2,639	(62)	8,978
Other current assets	125	125	766	(14)	1,002
Intercompany receivable	—	—	9,721	(9,721)	—
Intercompany note receivable	819	—	2	(821)	—
Total current assets	1,118	8,018	14,749	(10,618)	13,267

Property and Equipment, Net	216	1,904	2,003	—	4,123

Goodwill	—	6	2,415	—	2,421

Tradenames	—	—	163	—	163

Customer Relationships	—	—	292	—	292

Equity and Other Investments	209	4	119	—	332

Other Assets	88	55	405	(46)	502

Investments in Subsidiaries	10,853	147	2,206	(13,206)	—

Total Assets	$12,484	$10,134	$22,352	$(23,870)	$21,100

Liabilities and Equity
Current Liabilities
Accounts payable	$420	$71	$8,592	$—	$9,083
Unredeemed gift card liabilities	—	366	59	—	425
Accrued compensation and related expenses	4	206	272	—	482
Accrued liabilities	27	821	1,019	(11)	1,856
Accrued income taxes	55	—	—	—	55
Short-term debt	350	—	391	—	741
Current portion of long-term debt	2	21	13	—	36
Intercompany payable	4,978	4,653	90	(9,721)	—
Intercompany note payable	14	500	307	(821)	—
Total current liabilities	5,850	6,638	10,743	(10,553)	12,678

Long-Term Liabilities	188	1,156	93	(243)	1,194

Long-Term Debt	903	134	67	—	1,104

Equity
Shareholders’ equity	5,543	2,206	10,854	(13,074)	5,529
Non-controlling interests	—	—	595	—	595
Total equity	5,543	2,206	11,449	(13,074)	6,124

Total Liabilities and Equity	$12,484	$10,134	$22,352	$(23,870)	$21,100

Condensed Consolidating Statements of Earnings

Three Months Ended November 27, 2010

(Unaudited)

	Best Buy Co., Inc.	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$4	$7,984	$13,469	$(9,567)	$11,890

Cost of goods sold	—	5,962	11,994	(9,049)	8,907

Gross profit	4	2,022	1,475	(518)	2,983

Selling, general and administrative expenses	36	1,941	1,192	(571)	2,598

Operating (loss) income	(32)	81	283	53	385

Other income (expense)
Investment income and other	12	—	8	(12)	8
Interest expense	(12)	(4)	(16)	12	(20)

(Loss) earnings before equity in earnings of subsidiaries	(32)	77	275	53	373

Equity in earnings of subsidiaries	202	7	51	(260)	—

Earnings before income tax expense	170	84	326	(207)	373

Income tax expense	6	26	101	—	133

Net earnings including noncontrolling interests	164	58	225	(207)	240

Net (earnings) attributable to noncontrolling interests	—	—	(23)	—	(23)

Net earnings attributable to Best Buy Co., Inc.	$164	$58	$202	$(207)	$217

Condensed Consolidating Statements of Earnings

Nine Months Ended November 27, 2010

(Unaudited)

	Best Buy Co., Inc.	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$12	$23,059	$34,166	$(23,221)	$34,016

Cost of goods sold	—	17,081	29,750	(21,509)	25,322

Gross profit	12	5,978	4,416	(1,712)	8,694

Selling, general and administrative expenses	107	5,747	3,584	(1,853)	7,585

Operating (loss) income	(95)	231	832	141	1,109

Other income (expense)
Investment income and other	31	—	33	(31)	33
Interest expense	(35)	(10)	(50)	31	(64)

(Loss) earnings before equity in earnings of subsidiaries	(99)	221	815	141	1,078

Equity in earnings of subsidiaries	584	30	142	(756)	—

Earnings before income tax expense	485	251	957	(615)	1,078

Income tax expense	—	79	321	—	400

Net earnings including noncontrolling interests	485	172	636	(615)	678

Net (earnings) attributable to noncontrolling interests	—	—	(52)	—	(52)

Net earnings attributable to Best Buy Co., Inc.	$485	$172	$584	$(615)	$626

Condensed Consolidating Statements of Earnings

Three Months Ended November 28, 2009

(Unaudited)

	Best Buy Co., Inc.	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$4	$8,252	$12,063	$(8,295)	$12,024

Cost of goods sold	—	6,196	10,596	(7,710)	9,082

Gross profit	4	2,056	1,467	(585)	2,942

Selling, general and administrative expenses	42	1,959	1,229	(664)	2,566

Operating (loss) income	(38)	97	238	79	376

Other income (expense)
Investment income and other	7	—	11	(7)	11
Interest expense	(12)	(3)	(14)	6	(23)

(Loss) earnings before equity in (loss) earnings of subsidiaries	(43)	94	235	78	364

Equity in (loss) earnings of subsidiaries	(594)	10	58	526	—

(Loss) earnings before income tax (benefit) expense	(637)	104	293	604	364

Income tax (benefit) expense	(786)	36	843	—	93

Net earnings (loss) including noncontrolling interests	149	68	(550)	604	271

Net (earnings) attributable to noncontrolling interests	—	—	(44)	—	(44)
Net earnings (loss) attributable to Best Buy Co., Inc.	$149	$68	$(594)	$604	$227

Condensed Consolidating Statements of Earnings

Nine Months Ended November 28, 2009

(Unaudited)

	Best Buy Co., Inc.	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$12	$22,930	$27,901	$(17,702)	$33,141

Cost of goods sold	—	17,183	26,080	(18,305)	24,958

Gross profit	12	5,747	1,821	603	8,183

Selling, general and administrative expenses	116	5,315	3,404	(1,656)	7,179
Restructuring charges	—	25	27	—	52

Operating (loss) income	(104)	407	(1,610)	2,259	952

Other income (expense)
Investment income and other	26	—	30	(18)	38
Interest expense	(37)	(10)	(39)	18	(68)

(Loss) earnings before equity in (loss) earnings of subsidiaries	(115)	397	(1,619)	2,259	922

Equity in (loss) earnings of subsidiaries	(1,477)	5	255	1,217	—

(Loss) earnings before income tax expense	(1,592)	402	(1,364)	3,476	922

Income tax expense	129	142	67	—	338

Net (loss) earnings including noncontrolling interests	(1,721)	260	(1,431)	3,476	584

Net (earnings) attributable to noncontrolling interests	—	—	(46)	—	(46)

Net (loss) earnings attributable to Best Buy Co., Inc.	$(1,721)	$260	$(1,477)	$3,476	$538

Condensed Consolidating Statements of Cash Flows

Nine Months Ended November 27, 2010

(Unaudited)

	Best Buy Co., Inc.	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Total cash (used in) provided by operating activities	$(410)	$(3,758)	$4,713	$—	$545

Investing activities
Additions to property and equipment	—	(199)	(330)	—	(529)
Purchases of investments	(245)	—	—	—	(245)
Sales of investments	382	—	1	—	383
Proceeds from sale of business	—	—	21	—	21
Change in restricted assets	—	—	(1)	—	(1)
Settlement of net investment hedges	—	—	12	—	12
Other, net	—	—	(2)	—	(2)
Total cash provided by (used in) investing activities	137	(199)	(299)	—	(361)

Financing activities
Repurchase of common stock	(1,128)	—	—	—	(1,128)
Borrowings of debt	500	—	1,425	—	1,925
Repayments of debt	(1)	(10)	(1,873)	—	(1,884)
Dividends paid	(178)	—	—	—	(178)
Issuance of common stock under employee stock purchase plan and for the exercise of stock options	171	—	—	—	171
Acquisition of noncontrolling interests	—	—	(21)	—	(21)
Excess tax benefits from stock-based compensation	13	—	—	—	13
Other, net	—	—	9	—	9
Change in intercompany activity	(130)	4,094	(3,964)	—	—
Total cash (used in) provided by financing activities	(753)	4,084	(4,424)	—	(1,093)

Effect of exchange rate changes on cash	—	—	8	—	8

(Decrease) increase in cash and cash equivalents	(1,026)	127	(2)	—	(901)

Cash and cash equivalents at beginning of period	1,170	53	603	—	1,826
Cash and cash equivalents at end of period	$144	$180	$601	$—	$925

Condensed Consolidating Statements of Cash Flows

Nine Months Ended November 28, 2009

(Unaudited)

	Best Buy Co., Inc.	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Total cash (used in) provided by operating activities	$(964)	$(438)	$2,081	$—	$679

Investing activities
Additions to property and equipment	—	(120)	(349)	—	(469)
Purchases of investments	(10)	—	—	—	(10)
Sales of investments	46	—	—	—	46
Change in restricted assets	(2)	—	21	—	19
Settlement of net investment hedges	—	—	27	—	27
Other, net	—	(5)	(13)	—	(18)
Total cash provided by (used in) investing activities	34	(125)	(314)	—	(405)

Financing activities
Borrowings of debt	2,885	—	708	—	3,593
Repayments of debt	(2,698)	(23)	(982)	—	(3,703)
Dividends paid	(175)	—	—		(175)
Issuance of common stock under employee stock purchase plan and for the exercise of stock options	120	—	—	—	120
Acquisition of noncontrolling interests	—	—	(34)	—	(34)
Excess tax benefits from stock-based compensation	3	—	—	—	3
Other, net	—	—	(12)	—	(12)
Change in intercompany activity	730	757	(1,487)	—	—
Total cash provided by (used in) financing activities	865	734	(1,807)	—	(208)

Effect of exchange rate changes on cash	—	—	—	—	—

(Decrease) increase in cash and cash equivalents	(65)	171	(40)	—	66

Cash and cash equivalents at beginning of period	150	48	300	—	498
Cash and cash equivalents at end of period	$85	$219	$260	$—	$564

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

•                  Results of Operations

•                  Liquidity and Capital Resources

•                  Off-Balance-Sheet Arrangements and Contractual Obligations

•                  Significant Accounting Policies and Estimates

•                  New Accounting Standards

In order to align our fiscal reporting periods and comply with statutory filing requirements in certain foreign jurisdictions, we consolidate the financial results of our Europe, China, Mexico and Turkey operations on a two-month lag. Consistent with such consolidation, the financial and non-financial information presented in our MD&A relative to these operations is also presented on a two-month lag. There were no significant intervening events which would have materially affected our financial condition, results of operations, liquidity or other factors had they been recorded during the three months ended November 27, 2010.

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

While some of the products and services we offer are viewed by consumers as essential, others continue to be viewed as discretionary purchases. Consequently, our results of operations are susceptible to changes in consumer confidence levels and macro-economic factors such as unemployment, consumer credit availability and the condition of the housing market. Consumers have maintained a cautious approach to discretionary spending due to continued economic pressures. Consequently, customer traffic and spending patterns continue to be difficult to predict. Other factors that directly impact our performance are product life-cycle shifts (including the adoption of new technology) and the competitive consumer electronics retail environment. As a result of these factors, predicting future revenues and earnings is difficult. Careful capital allocation and planning, monitoring of inventory levels and effective use of promotions remain key priorities for us as we navigate through the current economic environment. By providing access to a wide selection of hardware and applications, as well as helping our customers connect their devices, we can offer our customers end-to-end solutions.

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

Results of Operations

Consolidated Performance Summary

Throughout the fiscal year, the majority of markets in which we operate have generally continued to endure difficult and uncertain economic conditions, and this had a direct bearing on our revenues.  We have responded to the current economic environment by closely managing our selling, general and administrative expenses (“SG&A”), as well as focusing on efforts to improve our gross profit.

The following table presents selected consolidated financial data ($ in millions, except per share amounts):

	Three Months Ended		Nine Months Ended(2)
	November 27, 2010	November 28, 2009	November 27, 2010	November 28, 2009
Revenue	$11,890	$12,024	$34,016	$33,141
Revenue % (decline) growth	(1.1)%	4.6%	2.6%	9.4%
Comparable store sales % (decline) gain	(3.3)%	1.7%	(0.4)%	(2.5)%
Gross profit as % of revenue(1)	25.1%	24.5%	25.6%	24.7%
SG&A as % of revenue(1)	21.8%	21.3%	22.3%	21.7%
Operating income	$385	$376	$1,109	$952
Operating income as % of revenue	3.2%	3.1%	3.3%	2.9%
Net earnings attributable to Best Buy Co.,Inc.	$217	$227	$626	$538
Diluted earnings per share	$0.54	$0.53	$1.50	$1.27

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

(2)        Included within our operating income and net earnings for the nine months ended November 28, 2009, is $52 million ($25 million net of taxes and noncontrolling interests) of restructuring charges recorded in the fiscal first quarter related primarily to updating our U.S. Best Buy store operating model, which included eliminating certain positions, as well as employee termination benefits and business reorganization costs in Best Buy Europe. These charges resulted in a decrease in our operating income rate of 0.1% of revenue for the first nine months of fiscal 2010.  No restructuring charges were recorded in the first nine months of fiscal 2011.

The 1.1% revenue decrease in the third quarter of fiscal 2011 was due primarily to a 3.3% comparable store sales decline and the negative impact of foreign currency exchange rate fluctuations, partially offset by the impact of net new stores opened during the past 12 months. In the first nine months of fiscal 2011, net new stores and the favorable impact of foreign currency exchange rate fluctuations were the primary drivers of our 2.6% revenue increase, partially offset a comparable store sales decline of 0.4% and the negative impact of non-comparable sales channels. The components of the net revenue (decrease) increase for the three and nine months ended November 27, 2010, were as follows:

	Three months ended November 27, 2010	Nine months ended November 27, 2010
Comparable store sales impact	(3.1)%	(0.4)%
Impact of foreign currency exchange rate fluctuations	(0.4)%	0.7%
Non-comparable sales channels(1)	(0.1)%	(0.4)%
Net new stores	2.5%	2.9%
One less week of revenue(2)	n/a	(0.2)%
Total revenue (decrease) increase	(1.1)%	2.6%

(1)        Non-comparable sales channels primarily reflects the impact from revenue we earn from sales of merchandise to wholesalers and dealers as well as other sales channels not included within our comparable store sales calculation.

(2)        One less week of revenue reflects the incremental revenue associated with Best Buy Europe in the first quarter of fiscal 2010, which had 14 weeks of activity, compared to 13 weeks in the first quarter of fiscal 2011.

The gross profit rate increased by 0.6% of revenue for the third quarter of fiscal 2011. Gross profit rate improvement in our Domestic segment accounted for an increase of 0.7% of revenue, partially offset by a gross profit rate decrease in our International segment, which accounted for a decrease of 0.1% of revenue. For the first nine months of fiscal 2011, the gross profit rate increased by 0.9% of revenue. Gross profit rate improvements in our Domestic and International segments accounted for increases of 0.8% of revenue and 0.1% of revenue, respectively. For further discussion of each segment’s gross profit rate changes, see Segment Performance Summary, below.

The SG&A rate increased by 0.5% of revenue for the third quarter of fiscal 2011. Our Domestic segment’s SG&A rate increased by 0.7% of revenue, while our International segment’s SG&A rate decreased by 0.2% of revenue. For the first nine months of fiscal 2011, the SG&A rate increased 0.6% of revenue. Our Domestic segment’s SG&A rate increased by 0.7% of revenue, which was partially offset by a SG&A rate decrease of 0.1% of revenue in our International segment. For further discussion of each segment’s SG&A rate changes, see Segment Performance Summary, below.

Operating income increased $9 million, or 2.4%, to $385 million and the operating income rate remained relatively flat at 3.2% of revenue in the third quarter of fiscal 2011, compared to 3.1% of revenue in the prior-year period, as our gross profit rate grew faster than our SG&A rate. Operating income increased $157 million, or 16.5%, to $1.1 billion in the first nine months of fiscal 2011 compared to the prior-year period.  The 0.4% of revenue operating income rate increase was driven by an increase in our gross profit rate, partially offset by an increase in our SG&A rate. In addition, we had no restructuring charges in the first nine months of fiscal 2011 as we did in the prior-year period.

Other Income (Expense)

Our investment income and other in the third quarter and first nine months of fiscal 2011 decreased to $8 million and $33 million, respectively, compared with $11 million and $38 million in the prior-year periods. The decrease in the third quarter was mainly due to a reduction in present-value adjustments to our long-term receivables in Europe as a result of lower average long-term receivable balances. The decrease in the first nine months of fiscal 2011 was principally the result of a gain on the sale of an equity investment in the second quarter of fiscal 2010 and lower returns on our deferred compensation assets compared to the prior-year period, partially offset by the $7 million gain on the sale of our Speakeasy business in the second quarter of fiscal 2011.

Interest expense in the third quarter and first nine months of fiscal 2011 of $20 million and $64 million, respectively, remained relatively flat compared with the same periods one year ago.  Lower average short-term borrowings in the third quarter and first nine months of fiscal 2011 were offset by higher average interest rates on outstanding short-term borrowings.

Income Tax Expense

Our effective income tax rate in the third quarter of fiscal 2011 was 35.7%, compared to 25.6% in the third quarter of fiscal 2010. The change was due primarily to the net impact of the settlement of certain foreign tax matters in the comparable prior-year period. Our effective income tax rate in the first nine months of fiscal 2011 was 37.1%, compared to 36.7%, in the corresponding period of fiscal 2010. The increase in our effective income tax rate for the first nine months of fiscal 2011 was primarily caused by the previously noted impact of the settlement of certain foreign tax matters in the comparable prior-year period, partially offset by the timing impact of losses in certain foreign jurisdictions and tax benefits resulting from the sale of our Speakeasy business in the current fiscal year.

Noncontrolling Interest

The increase in noncontrolling interest during the third quarter and first nine months of fiscal 2011 compared to the prior-year periods was due to the higher net earnings of Best Buy Europe, in which Carphone Warehouse Group plc has a 50% noncontrolling interest.

Segment Performance Summary

Domestic

Our Domestic segment’s gross profit improved modestly in the third quarter of fiscal 2011, as compared to the prior-year period, with a continued rate improvement partially offset by a revenue decline.  These factors, combined with an increase in SG&A, led to a modest decline in operating income.

We believe the revenue decline resulted primarily from a combination of weakness in several key consumer electronics industry product categories and a slight decline in our estimated domestic market share. Consumers continue to be highly selective and cautious about how and when they make consumer electronics purchases. As a specialty retailer in the consumer electronics industry, the adoption of new technology and the timing of product life-cycles continue to play an important part in revenue trends. For example, slower than anticipated adoption of new technology in televisions, the increased availability of LED televisions at mass-market retailers, and  significant product introductions in the prior year in mobile computing operating systems contributed to industry declines in the fiscal third quarter.

The following table presents selected financial data for the Domestic segment ($ in millions):

	Three Months Ended		Nine Months Ended
	November 27, 2010	November 28, 2009	November 27, 2010	November 28, 2009
Revenue	$8,710	$8,931	$25,069	$24,730
Revenue % (decline) growth	(2.5)%	9.0%	1.4%	4.0%
Comparable store sales % (decline) gain	(5.0)%	4.6%	(1.7)%	(1.0)%
Gross profit as % of revenue	25.0%	24.1%	25.5%	24.5%
SG&A as % of revenue	21.1%	20.2%	21.3%	20.5%
Operating income(1)	$340	$353	$1,045	$971
Operating income as % of revenue	3.9%	4.0%	4.2%	3.9%

(1)        Included within our Domestic segment’s operating income for the first nine months fiscal 2010 is $25 million of restructuring charges recorded in the fiscal first quarter related to measures we took to update our U.S. Best Buy store operating model, which resulted in the elimination of certain positions for which we incurred employee termination costs. These charges resulted in a decrease in our Domestic segment’s operating income rate of 0.1% of revenue for the first nine months of fiscal 2010.  No restructuring charges were recorded in the first nine months of fiscal 2011.

The decrease in our Domestic segment’s operating income for the third quarter of fiscal 2011 was primarily due to decreased revenue and higher SG&A, partially offset by increased gross profit due to an improvement in the gross profit rate. The increase in our Domestic segment’s operating income for first nine months of fiscal 2011 was due primarily to increased revenue and gross profit, partially offset by higher SG&A. In addition, the first nine months of fiscal 2011 had no restructuring charges, further contributing to the increase in operating income as compared to the prior-year period.

The 2.5% decrease in revenue for the third quarter of fiscal 2011 was due primarily to a 5.0% comparable store sales decline, partially offset by the impact of net new stores opened during the past 12 months. In the first nine months of fiscal 2011, the 1.4% increase in revenue was primarily due to the impact of net new stores opened in the past 12 months, partially offset by a comparable store sales decline of 1.7%. Non-comparable sales channels had minimal impact on total revenue in the third quarter and first nine months of fiscal 2011. The components of our Domestic segment’s net revenue (decrease) increase for the three and nine months ended November 27, 2010, were as follows:

	Three months ended November 27, 2010	Nine months ended November 27, 2010
Comparable store sales impact	(4.8)%	(1.6)%
Non-comparable sales channels(1)	(0.3)%	(0.1)%
Net new stores	2.6%	3.1%
Total revenue (decrease) increase	(2.5)%	1.4%

(1)   Non-comparable sales channels reflects the impact from revenue we earn from sales channels not included within our comparable store sales calculation.

The following table reconciles the number of Domestic stores open at the beginning and end of the third quarters of fiscal 2011 and 2010:

	Fiscal 2011				Fiscal 2010
	Total Stores at Beginning of Third Quarter	Stores Opened	Stores Closed	Total Stores at End of Third Quarter	Total Stores at Beginning of Third Quarter	Stores Opened	Stores Closed	Total Stores at End of Third Quarter
Best Buy	1,091	8	—	1,099	1,044	24	—	1,068
Best Buy Mobile	109	48	—	157	48	21	—	69
Pacific Sales	35	—	—	35	35	—	—	35
Magnolia Audio Video	6	—	—	6	6	—	—	6
Geek Squad	5	—	(5)	—	6	—	—	6
Total Domestic segment stores	1,246	56	(5)	1,297	1,139	45	—	1,184

The following table presents the Domestic segment’s revenue mix percentages and comparable store sales percentage changes by revenue category in the third quarters of fiscal 2011 and 2010:

	Revenue Mix		Comparable Store Sales
	Three Months Ended		Three Months Ended
	November 27, 2010	November 28, 2009	November 27, 2010	November 28, 2009
Consumer electronics	36%	39%	(10.6)%	8.0%
Home office	37%	33%	4.8%	10.0%
Entertainment software	15%	16%	(13.9)%	(10.9)%
Appliances	5%	5%	(0.1)%	10.0%
Services	6%	6%	(1.5)%	0.4%
Other	1%	1%	n/a	n/a
Total	100%	100%	(5.0)%	4.6%

The product categories having the largest effect on our comparable store sales decline were televisions and entertainment software, which includes video gaming hardware and software, CDs and DVDs. Comparable store sales gains in mobile phones and mobile computing (consisting of notebook computers, netbooks and tablets) partially offset these declines. Revenue from our Domestic segment’s online operations increased 7% in the third quarter of fiscal 2011 and is incorporated in the table above.

The 10.6% comparable store sales decline in the consumer electronics revenue category was driven primarily by a decrease in the sales of televisions, as both unit sales and average selling prices declined during the third quarter of fiscal 2011. The 4.8% comparable store sales gain in the home office revenue category was primarily the result of increased sales of mobile phones due to the continued growth of Best Buy Mobile, as well as gains in mobile computing. The 13.9% comparable store sales decline in the entertainment software revenue category was mainly the result of declining sales in video gaming hardware and software, partially caused by industry-wide softness combined with a decline in our market share, as well as the continued decline in the sales of DVDs and CDs as consumers preferences shift to digital content.  The 1.5% comparable store sales decline in the services revenue category was due primarily to a decline in repair and home theater installation services, due in part to the decrease in television sales described above.

Despite a 2.5% decline in revenue, our Domestic segment experienced gross profit growth of $26 million, or 1.2%, in the third quarter of fiscal 2011 compared to the third quarter of fiscal 2010, due to gross profit rate improvement. The 0.9% of revenue increase in the gross profit rate was driven by favorable mix and rate impacts of 0.4% of revenue and 0.5% of revenue, respectively, and resulted primarily from the following factors:

•                  increased sales of higher-margin mobile phones as a result of the growth in Best Buy Mobile;

•                  improved promotional effectiveness due to lower costs in financing programs and improved pricing strategies, particularly in appliances; and

•                  a change in the form of vendor funding for fiscal 2011, shifting more dollars to gross profit than SG&A;

•                  partially offset by a more promotional environment in televisions.

In the first nine months of fiscal 2011, our Domestic segment improved its gross profit rate by 1.0% of revenue.  The primary drivers of the rate increase were the growth of our Best Buy Mobile business; improved promotional effectiveness due to lower costs in financing programs, lower loyalty program costs and improved pricing strategies; and the change in the form of vendor funding. A more promotional environment in televisions partially offset these rate gains. Our Domestic segment’s mix of revenue had no net effect on the segment’s gross profit rate, as growth in sales at our higher-margin Best Buy Mobile business was offset by growth in sales of lower-margin mobile computing products.

Our Domestic segment’s SG&A grew $39 million, or 2.2%, in the third quarter of fiscal 2011 compared to the prior-year period. The increase in SG&A was principally driven by the opening of new stores and an increase in the Best Buy Mobile profit share-based management fee, partially offset by lower incentive compensation costs. The following factors collectively contributed to the Domestic segment’s SG&A rate increase of 0.9% of revenue:

•                  deleverage due to the 2.5% revenue decline;

•                  continued growth of Best Buy Mobile (including the profit share-based management fee paid to Best Buy Europe, which is offset in the International segment SG&A results and therefore has no net impact on our consolidated operating income); and

•                  the change in the form of vendor funding as discussed above;

•                  partially offset by lower incentive compensation costs.

In the first nine months of fiscal 2011, our Domestic segment’s SG&A grew $292 million, or 5.8%, and our SG&A rate increased by 0.8% of revenue. The increase in both SG&A and the SG&A rate was driven by the opening of new stores, the continued growth of Best Buy Mobile, increased spending for several key initiatives and the change in the form of vendor funding, partially offset by lower incentive compensation costs.

International

While challenging economic conditions persisted in many of the countries in which we operate, our International segment saw comparable store sales gains and improvements in operating income in the third quarter and first nine months of fiscal 2011. The key drivers behind these improvements included an increase in the sales of higher-margin post-pay mobile phone contracts in Europe, improved promotional effectiveness in key product categories in Canada and growth in consumer spending and temporary government stimulus programs in China.  In addition, an increase in the Best Buy Mobile profit share-based management fee paid to Best Buy Europe had a positive impact on the segment’s operating income. We have also experienced continued revenue growth through our expansion of large-format stores in Europe, China, Mexico and Turkey.

The following table presents selected financial data for the International segment ($ in millions):

	Three Months Ended		Nine Months Ended
	November 27, 2010	November 28, 2009	November 27, 2010	November 28, 2009
Revenue	$3,180	$3,093	$8,947	$8,411
Revenue % growth	2.8%	(6.4)%	6.4%	29.2%
Comparable store sales % gain (decline)	2.3%	(6.7)%	4.2%	(8.8)%
Gross profit as % of revenue	25.2%	25.4%	25.7%	25.3%
SG&A as % of revenue	23.8%	24.7%	25.0%	25.2%
Operating income (loss)(1)	$45	$23	$64	$(19)
Operating income (loss) as % of revenue	1.4%	0.7%	0.7%	(0.2)%

(1)        Included within our International segment’s operating loss for the first nine months of fiscal 2010 is $27 million of restructuring charges recorded in the fiscal first quarter primarily related to employee termination benefits and business reorganization costs in Best Buy Europe. These charges resulted in a decrease in our International segment’s operating income of 0.3% of revenue for the first nine months of fiscal 2010.  No restructuring charges were recorded in the first nine months of fiscal 2011.

The increase in our International segment’s operating income in the third quarter of fiscal 2011 resulted primarily from higher operating income in Europe and China, partially offset by costs associated with the operation of new stores in Mexico and Turkey. The increase in our International segment’s operating income in the first nine months of fiscal 2011 resulted primarily from higher operating income in Europe, Canada and China, partially offset by costs associated with the operation of new stores in Mexico and Turkey. An increase in the Best Buy Mobile profit share-based management fee was a leading driver of the increased operating income in Europe in both the third quarter and first nine months of fiscal 2011. In addition, the first nine months of fiscal 2010 also included $27 million of restructuring charges compared to no restructuring charges in the first nine months of fiscal 2011, further contributing to the increase in operating income compared to the prior-year period.

The 2.8% increase in revenue for the third quarter of fiscal 2011 was due principally to the impact of new stores opened during the past 12 months and a 2.3% comparable store sales gain, partially offset by the negative impact of foreign currency exchange rate fluctuations. In the first nine months of fiscal 2011, the 6.4% increase in revenue was due to a 4.2% comparable store sales gain, the favorable impact of foreign currency exchange rate fluctuations and the impact of new stores opened in the past 12 months. Changes in revenue from non-comparable sales channels had a minimal impact on the revenue increase for the third quarter of fiscal 2011, but partially offset the revenue increase in the first nine months of fiscal 2011. The increase in comparable store sales in both the third quarter and the first nine months of fiscal 2011 was the result of gains in Europe and China, partially offset by declines in Canada. The components of our International segment’s net revenue increase for the three and nine months ended November 27, 2010, were as follows:

	Three months ended November 27, 2010	Nine months ended November 27, 2010
Net new stores	2.2%	2.4%
Comparable store sales impact	1.9%	3.5%
Non-comparable sales channels(1)	0.1%	(1.3)%
Impact of foreign currency exchange rate fluctuations	(1.4)%	2.6%
One less week of revenue(2)	n/a	(0.8)%
Total revenue increase	2.8%	6.4%

(1)        Non-comparable sales channels primarily reflects the impact from revenue we earn from sales of merchandise to wholesalers and dealers as well as other sales channels not included within our comparable store sales calculation.

(2)        One less week of revenue reflects the incremental revenue associated with Best Buy Europe in the first quarter of fiscal 2010, which had 14 weeks of activity, compared to 13 weeks in the first quarter of fiscal 2011.

The following table reconciles the number of International stores open at the beginning and end of the third quarters of fiscal 2011 and 2010:

	Fiscal 2011				Fiscal 2010
	Total Stores at Beginning of Third Quarter	Stores Opened	Stores Closed	Total Stores at End of Third Quarter	Total Stores at Beginning of Third Quarter	Stores Opened	Stores Closed	Total Stores at End of Third Quarter
Best Buy Europe — small box(1)	2,436	14	(26)	2,424	2,450	29	(31)	2,448
Best Buy Europe — big box(2)	3	1	—	4	—	—	—	—
Canada
Future Shop	145	1	—	146	142	1	—	143
Best Buy	70	1	—	71	60	4	—	64
Best Buy Mobile	6	4	—	10	3	1	—	4
China
Five Star	159	—	—	159	165	—	(1)	164
Best Buy	8	—	—	8	6	—	—	6
Mexico
Best Buy	5	1	—	6	1	1	—	2
Turkey
Best Buy	2	—	—	2	—	—	—	—
Total International segment stores	2,834	22	(26)	2,830	2,827	36	(32)	2,831

(1)        Represents small-format The Carphone Warehouse and The Phone House stores.

(2)        Represents Best Buy branded large-format stores in the U.K.

The following table presents revenue mix percentages and comparable store sales percentage changes for the International segment by revenue category in the third quarters of fiscal 2011 and 2010:

	Revenue Mix		Comparable Store Sales
	Three Months Ended		Three Months Ended
	November 27, 2010	November 28, 2009	November 27, 2010	November 28, 2009
Consumer electronics	19%	18%	(2.5)%	(18.3)%
Home office	57%	55%	3.0%	(3.3)%
Entertainment software	6%	7%	(14.8)%	(13.6)%
Appliances	9%	8%	26.5%	(6.8)%
Services	9%	12%	0.9%	5.3%
Other	<1%	<1%	n/a	n/a
Total	100%	100%	2.3%	(6.7)%

The product categories having the largest impact on our International segment’s comparable store sales gain in the third quarter of fiscal 2011 were appliances, mobile phones and mobile computing. Increased sales in these product categories were partially offset by declines in the sales of entertainment hardware and software.

The 2.5% comparable store sales decline in the consumer electronics revenue category resulted primarily from decreases in the sales of televisions, MP3 players, and navigation products in Canada, similar to our Domestic segment. The 3.0% comparable store sales gain in the home office revenue category mainly resulted from comparable store sales gains in mobile phones and mobile computing.

The 14.8% comparable store sales decline in the entertainment software revenue category reflected a decrease in the sales of video gaming hardware and software and continued decreases in the sales of DVDs and CDs. The 26.5% comparable store sales gain in the appliances revenue category resulted primarily from increases in the sales of appliances within our China operations, where growth in consumer spending and government stimulus programs continued to contribute to stronger sales. The 0.9% comparable store sales gain in the services revenue category was due primarily to increased sales of mobile phone warranty contracts in Europe as a result of an increase in the sales mix of higher-priced smartphones.

Our International segment experienced gross profit growth of $15 million, or 1.9%, in the third quarter of fiscal 2011 and $170 million, or 8.0%, in the first nine months of fiscal 2011. The increase in gross profit in the third quarter of fiscal 2011 was driven by increased revenue, as the gross profit rate decreased slightly. The 0.2% of revenue decline in the gross profit rate in the third quarter of fiscal 2011 reflects an unfavorable mix impact of 0.7% of revenue, partially offset by a favorable rate impact of 0.5% of revenue. The unfavorable mix impact resulted primarily from growth in our lower-margin China business and a decrease in the mix of our higher-margin Europe business, while the favorable rate impact was the result of gains in Canada driven by rate improvements in mobile computing.

In the first nine months of fiscal 2011, the 0.4% of revenue improvement in the gross profit rate reflects a favorable rate impact of 1.0% of revenue, partially offset by 0.6% of revenue unfavorable mix impact. The rate favorability was largely a result of improved promotional effectiveness in Canada, especially in mobile computing and video gaming, and an increase in the sales of higher-margin post-pay mobile phone contracts in Europe. The unfavorable mix impact resulted primarily from growth in our lower-margin China business, as well as decreased mix from our higher-margin Europe business in the first nine months of fiscal 2011.

In the third quarter of fiscal 2011, our International segment’s SG&A decreased $7 million, or 0.9%, driven mainly by a decrease in Europe due to the higher Best Buy Mobile profit share-based management fee and the impact of foreign currency exchange rate fluctuations, partially offset by increased spending associated with new store openings across the segment and increased advertising costs. Excluding the impact of foreign currency rate fluctuations, our International segment’s SG&A was flat in the third quarter of fiscal 2011. The 0.9% of revenue decrease in the SG&A rate was driven primarily by a rate decrease in Europe due to the higher Best Buy Mobile profit share-based management fee and the favorable mix impact from both growth in our lower-rate China business and a decrease in the sales mix of our higher-rate Europe business. These improvements were partially offset by rate increases in Canada primarily caused by the deleveraging impact of its comparable store sales decline and increased advertising costs.

In the first nine months of fiscal 2011, our International segment’s SG&A grew $114, or 5.4%, due to the impact of foreign currency exchange rate fluctuations, increased spending related to new store openings and increased advertising costs. Excluding the impact of foreign currency exchange rate fluctuations, SG&A grew only 2.4%. The SG&A rate remained relatively flat in the first nine months of fiscal 2011, as the deleveraging impact of the comparable store sales decline and increased advertising costs in Canada were offset by the favorable mix impact from both growth in our lower-rate China business and a decrease in the sales mix of our higher-rate Europe business, as well a rate decrease in Europe due to the higher Best Buy Mobile profit share-based management fee.

Liquidity and Capital Resources

We continue to closely manage our liquidity and capital resources. The key variables we use to manage  liquidity requirements and investments to support our growth strategies  include variable SG&A spending, capital expenditures, credit facilities and short-term borrowing arrangements, working capital and our share repurchase program.

Capital expenditures, particularly with respect to opening new stores and remodeling existing stores, is a component of our cash flow and capital management strategy which, to a large extent, we can adjust in response to economic and other changes in our business environment. In fiscal 2010 and fiscal 2011, we have moderated our capital spending in response to the challenging economic environment.

Summary

The following table summarizes our cash and cash equivalents and short-term investments balances at November 27, 2010; February 27, 2010; and November 28, 2009 ($ in millions):

	November 27, 2010	February 27, 2010	November 28, 2009
Cash and cash equivalents	$925	$1,826	$564
Short-term investments	2	90	93
Total cash and cash equivalents and short-term investments	$927	$1,916	$657

The increase in the balance of our cash and cash equivalents compared with the end of the third quarter of fiscal 2010 was due primarily to cash generated from operations and cash provided by the sale of investments, partially offset by cash used to repurchase common stock, cash used to reduce short-term debt and cash used for capital expenditures. The decrease in our short-term investments balance compared with the third quarter of fiscal 2010 was due to the sale of the remainder of our short-term investments in auction rate securities (“ARS”) marketed and sold to us by UBS AG and its affiliates.

Our current ratio, calculated as current assets divided by current liabilities, was 1.1 at the end of the third quarter of fiscal 2011, compared with 1.2 at the end of fiscal 2010 and 1.0 at the end of the third quarter of fiscal 2010.  The increase in our current ratio from the third quarter of fiscal 2010 was due primarily to an increase in our merchandise inventories, partially offset by a corresponding increase in accounts payable.

Our adjusted debt to earnings before interest, income taxes, depreciation, amortization and rent (“EBITDAR”) ratio decreased to 2.4 at the end of the third quarter of fiscal 2011, compared with 2.5 at the end of fiscal 2010 and 2.7 at the end of the third quarter of fiscal 2010, primarily due to increased net earnings.

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
EBITDAR

The most directly comparable GAAP financial measure to our adjusted debt to EBITDAR ratio is our debt to net earnings ratio, which excludes capitalized operating lease obligations from debt in the numerator of the calculation and does not adjust net earnings in the denominator of the calculation.  The debt to net earnings ratio decreased to 1.2 at the end of the third quarter of fiscal 2011, compared with 1.3 at the end of fiscal 2010 and 1.6 at the end of the third quarter of fiscal 2010.

The following table presents a reconciliation of our debt to net earnings ratio and our adjusted debt to EBITDAR ratio ($ in millions):

	November 27, 2010 (1)	February 27, 2010 (1)	November 28, 2009 (1)
Debt (including current portion)	$1,824	$1,802	$1,881
Capitalized operating lease obligations (8 times rental expense) (2)	9,196	9,013	8,978
Adjusted debt	$11,020	$10,815	$10,859

Net earnings including noncontrolling interests(3)	$1,488	$1,394	$1,171
Interest expense, net	41	40	47
Income tax expense	864	802	716
Depreciation and amortization expense (4)	981	930	977
Rental expense	1,149	1,127	1,122
EBITDAR	$4,523	$4,293	$4,033

Debt to net earnings ratio	1.2	1.3	1.6
Adjusted debt to EBITDAR ratio	2.4	2.5	2.7

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

Cash Flows

The following table summarizes our cash flows for the first nine months of the current and prior fiscal years ($ in millions):

	Nine Months Ended
	November 27, 2010	November 28, 2009
Total cash provided by (used in):
Operating activities	$545	$679
Investing activities	(361)	(405)
Financing activities	(1,093)	(208)
Effect of foreign currency exchange rate fluctuations on cash	8	—
(Decrease) increase in cash and cash equivalents	$(901)	$66

Cash provided by operating activities in the first nine months of fiscal 2011 was $545 million, compared with $679 million in the first nine months of fiscal 2010. The decrease was due primarily to higher incentive compensation payments made in fiscal 2011.  An increased level of inventory at the end of the fiscal third quarter as compared to the prior-year period was largely offset by a corresponding increase in accounts payable.

Cash used in investing activities in the first nine months of fiscal 2011 was $361 million, compared with $405 million in the first nine months of fiscal 2010. The decrease was due primarily to our sale of ARS during the first nine months of fiscal 2011.

Cash used in financing activities in the first nine months of fiscal 2011 was $1.1 billion, compared with cash used of $208 million for the first nine months of fiscal 2010. The change was primarily the result of cash used to repurchase our common stock in the first nine months of fiscal 2011.

Share Repurchases and Dividends

We repurchased and retired 10.9 million shares at a cost of $423 million for the three months ended November 27, 2010, and 30.7 million shares at a cost of $1.1 billion for the nine months ended November 27, 2010. We have $1.4 billion available for future repurchases at November 27, 2010, under our June 2007 share repurchase program. No repurchases were made during the three and nine months ended November 28, 2009.

During the third quarter of fiscal 2011, we paid our regular quarterly cash dividend of $0.15 per common share, or $60 million in the aggregate.  During the same period one year ago, we paid a regular quarterly cash dividend of $0.14 per common share, or $58 million in the aggregate.  As announced on December 15, 2010, our Board authorized payment of our next regular quarterly cash dividend of $0.15 per common share, payable on January 25, 2011, to shareholders of record as of the close of business on January 4, 2011.

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

We have a $2.3 billion unsecured revolving credit facility, as amended (the “Credit Facility”), with a syndicate of banks, with $500 million of borrowings outstanding at November 27, 2010. The outstanding balance was fully paid off in the week following the end of our fiscal third quarter, and no borrowings were outstanding on the Credit Facility as of December 30, 2010. The Credit Facility expires in September 2012.

We have $788 million available under secured and unsecured revolving credit and demand facilities related to our International segment operations, of which $190 million was outstanding at November 27, 2010.

We previously had a revolving credit line with UBS AG and its affiliates (collectively, “UBS”) secured by the par value of our UBS-brokered ARS. However, pursuant to the settlement described in Note 2, Investments, of Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, the revolving credit line expired by its terms during the second quarter of fiscal 2011 when UBS bought back all of our UBS-brokered ARS.

Our ability to access our facilities is subject to our compliance with the terms and conditions of our facilities, including financial covenants. The financial covenants require us to maintain certain financial ratios. At November 27, 2010, we were in compliance with all such financial covenants. If an event of default were to occur with respect to one or more of our debt agreements, it could constitute an event of default under other agreements as well.

Our credit ratings and outlooks at December 30, 2010, are summarized below.  In June 2010, Fitch Ratings Ltd. (“Fitch”) reaffirmed our BBB+ rating, and raised the outlook from negative to stable, citing our improvement in comparable store sales in the third and fourth quarters of fiscal 2010 and our ability to maintain steady operating margins and credit metrics in fiscal 2010. The ratings issued by Moody’s Investors Service, Inc. (“Moody’s”) and Standard & Poor’s Rating Services (“Standard & Poor’s”) are consistent with the ratings and outlooks reported in our Annual Report on Form 10-K for the fiscal year ended February 27, 2010.

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

Auction-Rate Securities and Restricted Cash and Short-Term Investments

At November 27, 2010, and November 28, 2009, we had $131 million and $284 million, respectively, invested in ARS recorded at fair value within short-term investments and equity and other investments (long-term) in our condensed consolidated balance sheet. Subsequent to November 27, 2010, and through December 30, 2010, we sold $8 million of ARS at par value. The majority of our ARS portfolio is AAA/Aaa-rated and collateralized by student loans, which are guaranteed 95% to 100% by the U.S. government. Since the auction failures that began in February 2008, we have been able to liquidate many of our ARS. However, the investment principal associated with our remaining ARS will not be accessible until successful auctions occur, a buyer is found outside of the auction process, the issuers establish a different form of financing to replace these securities or final payments are due according to the contractual maturities of the debt issues, which range from six to 33 years. We intend to hold our ARS until we can recover the full principal amount through one of the means described above, and have the ability to do so based on our other sources of liquidity.

Our liquidity also is affected by restricted cash and short-term investment balances that are pledged as collateral or restricted to use for vendor payables, general liability insurance, workers’ compensation insurance and customer warranty and insurance programs. Restricted cash and cash equivalents and short-term investments, which are included in other current assets, remained relatively flat at $484 million, $482 million and $480 million at November 27, 2010, February 27, 2010, and November 28, 2009, respectively.

Debt and Capital

At November 27, 2010, we had short-term debt outstanding under our various credit and demand facilities of $690 million, an increase from $663 million at February 27, 2010, and a decrease from $741 million at November 28, 2009.  Over the past year, our short-term debt balance has decreased as a result of lower borrowings under our European facilities, partially offset by increased borrowing on our Credit Facility to fund seasonal working capital requirements. See Note 6, Debt, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended February 27, 2010, for additional information regarding our debt.

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

New Accounting Standards

See Note 1, Basis of Presentation, of Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for a description of recently issued and adopted accounting pronouncements, including the dates of adoption and impacts on our results of operations, financial position and cash flows.

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

Foreign Currency Exchange Rate Risk

We have market risk arising from changes in foreign currency exchange rates related to our International segment operations. On a limited basis, we utilize foreign exchange forward contracts to manage foreign currency exposure to certain forecasted inventory purchases, revenue streams and recognized receivable and payable balances. Our primary objective in holding derivatives is to reduce the volatility of earnings and cash flows associated with changes in foreign currency exchange rates. Our foreign currency risk management strategy includes cash flow hedges as well as derivatives that are not designated as hedging instruments.  The contracts have terms of up to three years. The aggregate notional amount and fair value recorded on our condensed consolidated balance sheet related to our foreign exchange forward contracts outstanding was $546 million and $9 million, respectively, at November 27, 2010. The amount recorded in our consolidated statement of earnings related to all contracts settled and outstanding was a loss of $2 million in the third quarter of fiscal 2011.  See Note 7, Derivative Instruments, of Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information regarding our derivative instruments.

The overall strength of the U.S. dollar (USD) to the Great Britain pound since the end of the third quarter of fiscal 2010 has had a negative overall impact on our revenue and net earnings. However, the weakness of the USD to the Canadian dollar has had a positive overall impact on our revenue and net earnings. It is not possible to determine the exact impact of foreign currency exchange rate fluctuations; however, the effect on reported revenue and net earnings can be estimated. We estimate that foreign currency exchange rate fluctuations had a net unfavorable impact on our revenue of approximately $43 million and a net favorable impact of $2 million on our net earnings in the third quarter of fiscal 2011.

Interest Rate Risk

Short- and long-term debt

At November 27, 2010, our short- and long-term debt was comprised primarily of credit facilities, our convertible debentures and our 6.75% notes. We do not manage the interest rate risk on our debt through the use of derivative instruments.

Our credit facilities’ interest rates may be reset due to fluctuations in a market-based index, such as the federal funds rate, the London Interbank Offered Rate (LIBOR), or the base rate or prime rate of our lenders. A hypothetical 100-basis-point change in the interest rates on the outstanding balance of our credit facilities as of November 27, 2010, would change our annual pre-tax earnings by $7 million.

There is no interest rate risk associated with our convertible debentures or 6.75% notes, as the interest rates are fixed at 2.25% and 6.75%, respectively, per annum.

Long-term investments in debt securities

At November 27, 2010, our long-term investments in debt securities were comprised of ARS. These investments are not subject to material interest rate risk. A hypothetical 100-basis point change in the interest rates on our ARS investments as of November 27, 2010, would change our annual pre-tax earnings by $1 million. We do not manage interest rate risk on our investments in debt securities through the use of derivative instruments.

Other Market Risks

Investments in auction-rate securities

At November 27, 2010, we held $131 million in investments in ARS, which includes a $10 million pre-tax temporary impairment. Given current conditions in the ARS market, we may incur additional temporary unrealized losses or other-than-temporary realized losses in the future if market conditions were to persist and we were unable to recover the cost of our ARS investments. A hypothetical 100-basis point loss from the par value of these investments as of November 27, 2010, would result in a $1 million impairment.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), at November 27, 2010. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at November 27, 2010, our disclosure controls and procedures were effective.

There was no change in internal control over financial reporting during the fiscal quarter ended November 27, 2010, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)  Stock Repurchases

The following table presents the total number of shares of our common stock that we purchased during the third quarter of fiscal 2011, the average price paid per share, the number of shares that we purchased as part of our publicly announced repurchase program, and the approximate dollar value of shares that still could have been purchased at the end of the applicable fiscal period, pursuant to our June 2007 $5.5 billion share repurchase program:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
September 29, 2010, through October 2, 2010	5,708,000	$34.92	5,708,000	$1,595,000,000
October 3, 2010, through October 30, 2010	2,838,700	42.16	2,838,700	1,476,000,000
October 31, 2010, through November 27, 2010	2,361,000	43.61	2,361,000	1,372,000,000
Total Fiscal 2011 Third Quarter	10,907,700	38.69	10,907,700	1,372,000,000

(1)             “Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs” reflects our $5.5 billion share repurchase program announced on June 27, 2007, less the $3.0 billion we purchased in fiscal 2008 under our accelerated share repurchase program, the $111 million we purchased in the first quarter of fiscal 2011, the $594 million we purchased in the second quarter of fiscal 2011, and the $423 million we purchased in the third quarter of fiscal 2011. There is no stated expiration for the June 2007 share repurchase program.

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

101

The following financial information from our Quarterly Report on Form 10-Q for the third quarter of fiscal 2011, filed with the SEC on January 5, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the condensed consolidated balance sheets at November 27, 2010; February 27, 2010; and November 28, 2009, (ii) the consolidated statements of earnings for the three and nine months ended November 27, 2010, and November 28, 2009, (iii) the consolidated statements of cash flows for the nine months ended November 27, 2010, and November 28, 2009, (iv) the consolidated statements of changes in shareholders’ equity for the nine months ended November 27, 2010, and November 28, 2009, and (v) the Notes to Condensed Consolidated Financial Statements.(1)

(1) The XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEST BUY CO., INC.
(Registrant)

Date: January 5, 2011	By:	/s/ BRIAN J. DUNN
Brian J. Dunn
Chief Executive Officer (duly authorized and principal executive officer)

Date: January 5, 2011	By:	/s/ JAMES L. MUEHLBAUER
James L. Muehlbauer
Executive Vice President — Finance and Chief Financial Officer (duly authorized and principal financial officer)

Date: January 5, 2011	By:	/s/ SUSAN S. GRAFTON
Susan S. Grafton
Vice President, Controller and Chief Accounting Officer
(duly authorized and principal accounting officer)