Form 10-K
period 2011-02-26
BEST BUY CO INC
filed 2011-04-25
CIK 764478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

  ☒
    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended February 26, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of August 28, 2010, was approximately $8.8 billion, computed by reference to the price of $31.86 per share, the price at which the common equity was last sold on August 28, 2010, as reported on the New York Stock Exchange-Composite Index. (For purposes of this calculation all of the registrant's directors and executive officers are deemed affiliates of the registrant.)

As of April 20, 2011, the registrant had 389,520,245 shares of its Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement dated on or about May 9, 2011 (to be filed pursuant to Regulation 14A within 120 days after the registrant's fiscal year-end of February 26, 2011), for the regular meeting of shareholders to be held on June 21, 2011 ("Proxy Statement"), are incorporated by reference into Part III.

CAUTIONARY STATEMENT PURSUANT TO THE
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Section 27A of the Securities Act of 1933, as amended ("Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"), provide a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their companies. With the exception of historical information, the matters discussed in this Annual Report on Form 10-K are forward-looking statements and may be identified by the use of words such as "anticipate," "believe," "estimate," "expect," "intend," "foresee," "plan," "project," "outlook," and other words and terms of similar meaning. Such statements reflect our current view with respect to future events and are subject to certain risks, uncertainties and assumptions. A variety of factors could cause our future results to differ materially from the anticipated results expressed in such forward-looking statements. Readers should review Item 1A, Risk Factors, of this Annual Report on Form 10-K for a description of important factors that could cause our future results to differ materially from those contemplated by the forward-looking statements made in this Annual Report on Form 10-K. Among the factors that could cause our actual future results and outcomes to differ materially from those projected in such forward looking statements are the following: general economic conditions, changes in consumer preferences, credit market constraints, acquisitions and development of new businesses, divestitures, product availability, sales volumes, pricing actions and promotional activities of competitors, profit margins, weather, changes in law or regulations, foreign currency fluctuations, availability of suitable real estate locations, our ability to react to a disaster recovery situation, the impact of labor markets and new product introductions on our overall profitability, failure to achieve anticipated benefits of announced transactions and integration challenges relating to new ventures.

BEST BUY    FISCAL    2011    FORM    10-K

PART I

Item 1.  Business.

Description of Business

Unless the context otherwise requires, the use of the terms "we," "us" and "our" in this Annual Report on Form 10-K refers to Best Buy Co., Inc. and, as applicable, its consolidated subsidiaries. We are a multinational retailer of consumer electronics, home office products, entertainment products, appliances and related services. We operate retail stores and call centers and conduct online retail operations under a variety of brand names such as Best Buy (BestBuy.com, BestBuy.ca, BestBuy.co.uk), Best Buy Mobile (BestBuyMobile.com), The Carphone Warehouse (CarphoneWarehouse.com), Five Star (Five-Star.cn), Future Shop (FutureShop.ca), Geek Squad, Magnolia Audio Video, Napster (Napster.com), Pacific Sales and The Phone House (PhoneHouse.com). References to our Web site addresses do not constitute incorporation by reference of the information contained on the Web sites.

Information About Our Segments

During fiscal 2011, we operated two reportable segments: Domestic and International. The Domestic segment is comprised of the operations in all states, districts and territories of the U.S., operating under various brand names including, but not limited to, Best Buy, Best Buy Mobile, Geek Squad, Magnolia Audio Video, Napster and Pacific Sales.

The International segment is comprised of: (i) all Canada operations, operating under the brand names Best Buy, Best Buy Mobile, Cell Shop, Connect Pro, Future Shop and Geek Squad; (ii) all Europe operations, operating under the brand names Best Buy, The Carphone Warehouse, The Phone House and Geek Squad; (iii) all China operations, operating under the brand names Best Buy, Geek Squad and Five Star; (iv) all Mexico operations, operating under the brand names Best Buy and Geek Squad and (v) all Turkey operations, operating under the brand names Best Buy and Geek Squad.

Financial information about our segments is included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Note 12, Segment and Geographic Information, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Domestic Segment

We were incorporated in the state of Minnesota in 1966 as Sound of Music, Inc. We began as an audio components retailer and, with the introduction of the videocassette recorder in the early 1980s, expanded into video products. In 1983, we changed our name to Best Buy Co., Inc. and began using mass-merchandising techniques, which included offering a wider variety of products and operating stores under a "superstore" concept. In 1989, we dramatically changed our method of retailing by introducing a self-service, noncommissioned, discount-style store concept designed to give the customer a variety of brands and more control over the purchasing process. Today, our U.S. Best Buy stores operate a model whereby we offer our customers a wide variety of consumer electronics, home office products, entertainment products, appliances and related services with variations on product assortments, staffing, promotions and store design to address specific customer groups and local market needs.

In fiscal 2001, we acquired Magnolia Hi-Fi, Inc. — a Seattle-based, high-end retailer of audio and video products and services — to access an upscale customer segment. In fiscal 2005, we began operating Magnolia Home Theater store-within-a-store experiences in U.S. Best Buy stores, offering customers high-end electronics with specially trained employees.

In fiscal 2003, we acquired Geek Squad Inc. Geek Squad provides repair, support and installation services. We acquired Geek Squad to further our plans of providing technology support services to customers. Geek Squad service is available in all U.S. Best Buy branded stores.

In fiscal 2007, we acquired California-based Pacific Sales Kitchen and Bath Centers, Inc. ("Pacific Sales"). Pacific Sales specializes in the sale and installation of high-end and mass-market premium brand kitchen appliances, plumbing fixtures and home entertainment products, with a focus on builders and remodelers.

In fiscal 2007, we also developed the Best Buy Mobile concept through a management consulting agreement with U.K.-based The Carphone Warehouse Group PLC ("CPW"). Best Buy Mobile provides a comprehensive assortment of mobile phones, accessories and related services using experienced sales personnel, now in all U.S. Best Buy stores, as well as stand-alone stores.

In fiscal 2008, we acquired Speakeasy Inc. ("Speakeasy"). Speakeasy provides broadband, voice, data and information technology services to small businesses. During the second quarter of fiscal 2011, we completed the sale of our Speakeasy business to Covad Communications Group.

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

In fiscal 2007, we acquired a 75% interest in Jiangsu Five Star Appliance Co., Ltd. ("Five Star"), one of China's largest appliance and consumer electronics retailers. We made the investment in Five Star to further our international growth plans, to increase our knowledge of Chinese customers and to obtain an immediate retail presence in China. We also opened our first Best Buy branded store in China, located in Shanghai, in fiscal 2007. In the fourth quarter of fiscal 2009, we completed the acquisition of the remaining 25% interest in Five Star.

In fiscal 2009, we acquired a 50% share in Best Buy Europe Distributions Limited ("Best Buy Europe"). Best Buy Europe is a venture with CPW, consisting of CPW's former retail and distribution business with over 2,400 small-format The Carphone Warehouse and The Phone House stores, online channels, device insurance operations, and mobile and fixed-line telecommunication services. The transaction also included CPW's economic interest in both Best Buy Mobile in the U.S. and Geek Squad in the U.K. and Spain. We made the investment in Best Buy Europe to further our international growth plans, to increase our knowledge of European customers and to obtain an immediate retail presence in Europe. During fiscal 2011, we launched large-format Best Buy branded stores in the U.K. and a related online channel in the European market.

In fiscal 2009, we also expanded our Best Buy Mobile operations to Canada by opening stand-alone stores. We now also offer the Best Buy Mobile store-within-a-store experience in all Canadian Best Buy branded stores. Also in fiscal 2009, we opened our first Best Buy branded store in Mexico, located in Mexico City.

In fiscal 2010, we opened our first Best Buy branded store in Turkey, located in Izmir.

In the fourth quarter of fiscal 2011, we announced plans to exit the Turkey market and restructure the Best Buy branded stores in China during fiscal 2012. The exit from the Turkey market includes exiting of all current operations in that country, including its two Best Buy branded stores. Restructuring activities in China include closing all eight Best Buy branded stores. We also intend to explore other more profitable growth options for the Best Buy brand in China, including the option to reopen two of the closed stores at a later date.

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

Our U.S. Best Buy, U.S. Best Buy Mobile, Magnolia Audio Video, Pacific Sales and Geek Squad stores have developed procedures for inventory management, transaction processing, customer relations, store administration, product sales and services, staff training and merchandise display that are standardized within each store brand. Corporate retail management for each store brand generally controls advertising, merchandise purchasing and pricing, as well as inventory policies. All stores within each store brand generally operate in the same manner under the standard procedures adjusted to local customer needs.

International Segment

Located throughout nine European countries, The Carphone Warehouse and The Phone House stores are significantly smaller than our Best Buy branded stores and employ sales associates that provide independent advice on the best service and hardware suited to each customer. Most phone sales require in-store registration with the mobile phone network operator facilitated by our employees, allowing the customer to leave the store with a fully active phone and a service contract. Advertising, merchandise purchasing and pricing and inventory policies for these stores are controlled by corporate retail management in each respective local market.

Canada store operations are organized to support two principal brands. Future Shop stores have predominantly commissioned sales associates who take a proactive role in assisting customers and driving the transaction, whereas employees in Best Buy branded stores in Canada, like employees in U.S. Best Buy stores, are noncommissioned, allowing the customers to drive the transaction through interactive displays and grab-and-go merchandising. Each brand has national management that closely monitors store operations. All Canada stores use a standardized operating system that includes procedures for inventory management, transaction processing, customer relations, store administration, staff training and merchandise display. Advertising, merchandise purchasing and pricing and inventory policies are centrally controlled. Our Best Buy Mobile stores in Canada employ an operating model similar to that used in our U.S. Best Buy Mobile stores.

China store operations are also organized to support two principal brands. Our Five Star stores primarily utilize vendor employees and full-time sales associates to sell our products. Our Best Buy branded stores in China have employed an operating model similar to Best Buy branded stores in the U.S. However, in the fourth quarter of fiscal 2011, we announced plans to restructure the Best Buy branded stores in China during fiscal 2012. Corporate retail management for each store brand generally controls advertising, merchandise purchasing and pricing, and inventory policies, although management for individual regions within our Five Star brand may vary these operations locally to adapt to customer needs. We anticipate consolidating the support operations for the Best Buy branded stores in China with the existing Five Star business as a part of the announced restructuring of such stores.

Our Best Buy branded stores in the U.K., Mexico and Turkey employ an operating model similar to that used in our U.S. Best Buy stores. In the fourth quarter of fiscal 2011, we announced plans to exit the Turkey market during fiscal 2012.

Merchandise and Services

Domestic Segment

U.S. Best Buy stores and the related online channel have offerings in six revenue categories: consumer electronics, home office, entertainment, appliances, services and other. Consumer electronics consists of video and audio products. Video products include televisions, navigation products, digital cameras and accessories, digital camcorders and accessories, e-Readers and DVD and Blu-ray players. Audio products consist of MP3 players and accessories, home theater audio systems and components, musical instruments and mobile electronics such as car stereo and satellite radio products. The home office revenue category includes notebook and desktop computers, tablets, monitors, mobile phones and related subscription service commissions, hard drives, networking equipment and related accessories such as printers. The entertainment revenue category includes video gaming hardware and software, DVDs, Blu-rays, CDs, digital downloads and computer software. The appliances revenue category includes major appliances as well as small electrics. The services revenue category consists primarily of service contracts, extended warranties, computer-related services, product repair, and delivery and installation for home theater, mobile audio and appliances. The other revenue category includes non-core offerings such as snacks and beverages.

U.S. Best Buy Mobile offerings are included in our home office revenue category. Revenue from U.S. Best Buy Mobile stand-alone stores is primarily derived from mobile phone hardware, subscription service commissions from mobile phone network operators and associated mobile phone accessories.

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

International Segment

Our small-format The Carphone Warehouse and The Phone House stores in Europe have offerings in two revenue categories: home office and services. Home office consists primarily of mobile phone hardware, subscription service commissions from mobile phone network operators and associated mobile phone accessories. Services consists of device insurance operations, providing protection primarily for the replacement of a lost, stolen or damaged handset, as well as mobile and fixed-line telecommunication services, billing management services and Geek Squad repair services.

Our large-format Best Buy branded stores in the U.K. have offerings in six revenue categories: consumer electronics, home office, entertainment, appliances, services and other, with products and services similar to those of our U.S. Best Buy stores.

In Canada, the Future Shop and Best Buy branded stores have offerings in five revenue categories: consumer electronics, home office, entertainment, services and other, and at Future Shop only, a sixth revenue category, appliances. Consumer electronics consists of video and audio products. Video products include televisions, navigation products, digital cameras and accessories, digital camcorders and accessories, e-Readers, and DVD and Blu-ray players. Audio products encompass MP3 players and accessories, home theater audio systems and components, mobile electronics such as car stereo and accessories. The home office revenue category includes notebook and desktop computers, tablets, monitors, mobile phones and related subscription service commissions, hard drives, networking equipment and related accessories such as printers. The entertainment revenue category includes video game hardware and software, DVDs, Blu-rays, CDs and computer software. The appliances revenue category includes major appliances as well as small electrics. The services revenue category includes extended warranties, repair, delivery, computer-related services and home theater installation. The other revenue category includes non-core offerings such as snacks and beverages.

Although Future Shop and Best Buy branded stores in Canada offer similar revenue categories (except for appliances, which are only offered at Future Shop stores), there are differences in product brands and depth of selection within revenue categories. On average, approximately 30% of the product assortment (excluding entertainment) overlaps between the two store brands. Further, Geek Squad services are only available in the Best Buy branded stores with Future Shop's service offerings branded as Connect Pro.

Canada Best Buy Mobile offerings are included in our home office revenue category. Revenue from Canada Best Buy Mobile stand-alone stores is primarily derived from mobile phone hardware, subscription service commissions from mobile phone network operators and related mobile phone accessories.

In China, our Five Star and Best Buy branded stores have offerings in four revenue categories: appliances, consumer electronics, home office and services. Our China stores do not carry products in our entertainment revenue category. Appliances includes major appliances, air conditioners, small electrics and housewares. The consumer electronics revenue category consists of video and audio products, including televisions, digital cameras, MP3 players and accessories. The home office revenue category includes desktop and notebook computers, tablets, mobile phones, traditional telephones and accessories. The services revenue category includes extended warranties, repair, delivery, computer-related services and installation.

Our Best Buy branded stores in Mexico and Turkey have offerings in six revenue categories: consumer electronics, home office, entertainment, appliances, services and other, with products and services similar to those of our U.S. Best Buy stores.

Distribution

Domestic Segment

Generally, U.S. Best Buy, U.S. Best Buy Mobile, Magnolia Audio Video and Pacific Sales stores' merchandise, except for major appliances and large-screen televisions, is shipped directly from manufacturers to our distribution centers located throughout the U.S. Major appliances and large-screen televisions are shipped to satellite warehouses in each major market. These stores are dependent upon the distribution centers for inventory storage and shipment of most merchandise. However, in order to meet release dates for selected products and to improve inventory management, certain merchandise is shipped directly to our stores from manufacturers and distributors. Contract carriers ship merchandise from the distribution centers to stores, though Pacific Sales stores' merchandise is generally fulfilled directly to customers through two distribution centers in California. Generally, U.S. Best Buy online merchandise sales are either picked up at U.S. Best Buy stores or fulfilled directly to customers through our distribution centers.

International Segment

Our small-format The Carphone Warehouse and The Phone House stores' merchandise is shipped directly from our suppliers to our distribution centers across Europe. Contract carriers ship merchandise from the distribution centers to stores. Stores hold the immediate stock requirement and the distribution center in each market holds additional inventory. Our large-format Best Buy branded stores in the U.K. have distribution methods similar to that of our U.S. Best Buy stores.

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

We receive our Five Star stores' merchandise at more than 40 distribution centers and warehouses located throughout the Five Star retail chain, the largest of which is located in Nanjing, Jiangsu Province. Our Five Star stores are dependent upon the distribution centers for inventory storage and the shipment of most merchandise to our stores or customers. Large merchandise, such as major appliances, is generally fulfilled directly to customers through our distribution centers and warehouses.

Merchandise for our Best Buy branded stores in China is shipped directly from our suppliers to our distribution center in Shanghai. Our Best Buy branded stores in China are dependent upon the distribution center for inventory storage and shipment of most merchandise. However, in order to meet release dates for selected products and to improve inventory management, certain merchandise is shipped directly to our stores from manufacturers and distributors. In certain circumstances, merchandise is shipped directly to our customers from manufacturers and distributors.

Our Best Buy branded stores in Mexico and Turkey have distribution methods similar to that of our U.S. Best Buy stores.

Suppliers

Our strategy depends, in part, upon our ability to offer customers a broad selection of name-brand products and, therefore, our success is dependent upon satisfactory and stable supplier relationships. In fiscal 2011, our 20 largest suppliers accounted for just under 65% of the merchandise we purchased, with five suppliers — Apple, Samsung, Sony, Hewlett-Packard and Toshiba — representing 39% of total merchandise purchased. The loss of or disruption in supply from any one of these major suppliers could have a material adverse effect on our revenue and earnings. We generally do not have long-term written contracts with our major suppliers that would require them to continue supplying us with merchandise. We have no indication that any of our suppliers plan to discontinue selling us merchandise. We have not experienced significant difficulty in maintaining satisfactory sources of supply, and we generally expect that adequate sources of supply will continue to exist for the types of merchandise we sell.

We operate a global sourcing office in China in order to design, develop, test and contract manufacture our own line of exclusive brand products in association with factories in Asia.

Store Development

The addition of new stores has played a significant role in our growth and success. Our store development program has historically focused on testing stores in new markets; adding stores within existing markets; and relocating, remodeling and expanding existing stores in order to offer new products and services to our customers. We actively monitor our existing store portfolio, and where necessary, take steps to grow, modify, enhance, relocate or close those stores based on our judgment of future potential returns.

In our Domestic segment, we will continue to focus on enhancing existing stores to target high growth value propositions, increasing our presence in small-format stores like Best Buy Mobile, and moderating large-format store square footage growth. In our International segment, store investments will focus on growth areas such as Five Star in China, as well as selectively expanding the number of Best Buy branded stores in the relatively new markets of the U.K. and Mexico.

Domestic Segment

During fiscal 2011, we opened 134 new stores and closed seven stores in our Domestic segment. We offer Geek Squad support services and the Best Buy Mobile store-within-a-store experience in all U.S. Best Buy stores.

The following tables show our Domestic segment stores open at the beginning and end of each of the last three fiscal years:

	U.S. Best Buy Stores	U.S. Best Buy Mobile Stores	Pacific Sales Stores	Magnolia Audio Video Stores	Geek Squad Stores

Total stores at end of fiscal 2010	1,069	74	35	6	6
Stores opened	31	103	—	—	—
Stores closed	(1)	—	—	—	(6)

Total stores at end of fiscal 2011	1,099	177	35	6	—

	U.S. Best Buy Stores	U.S. Best Buy Mobile Stores	Pacific Sales Stores	Magnolia Audio Video Stores	Geek Squad Stores

Total stores at end of fiscal 2009	1,023	38	34	6	6
Stores opened	46	36	1	—	—
Stores closed	—	—	—	—	—

Total stores at end of fiscal 2010	1,069	74	35	6	6

	U.S. Best Buy Stores	U.S. Best Buy Mobile Stores	Pacific Sales Stores	Magnolia Audio Video Stores	Geek Squad Stores

Total stores at end of fiscal 2008	923	9	19	13	7
Stores opened	100	32	15	—	—
Stores closed	—	(3)	—	(7)	(1)

Total stores at end of fiscal 2009	1,023	38	34	6	6

International Segment

During fiscal 2011, we opened 123 new stores and closed 103 stores in our International segment, primarily within our Best Buy Europe business. We offer Geek Squad support services in all Best Buy branded stores and within select The Carphone Warehouse and The Phone House stores in the U.K and Spain, as well as similar Connect Pro branded services in Future Shop stores. We offer the Best Buy Mobile store-within-a-store experience in all Best Buy branded stores in Canada, with a similar Cell Shop branded concept in the majority of Future Shop stores.

The following tables show our International segment stores open at the beginning and end of each of the last three fiscal years:

	Europe		Canada			China		Mexico	Turkey
	Best Buy Stores	The Carphone Warehouse and The Phone House Stores	Future Shop Stores	Best Buy Stores	Best Buy Mobile Stores	Best Buy Stores(1)	Five Star Stores	Best Buy Stores	Best Buy Stores(1)

Total stores at end of fiscal 2010	—	2,453	144	64	4	6	158	5	1
Stores opened	6	86	2	7	6	2	12	1	1
Stores closed	—	(99)	—	—	—	—	(4)	—	—

Total stores at end of fiscal 2011	6	2,440	146	71	10	8	166	6	2

(1)
On February 21, 2011, we announced plans to exit the Turkey market and restructure the Best Buy branded stores in China during fiscal 2012.

	Europe		Canada			China		Mexico	Turkey
	Best Buy Stores	The Carphone Warehouse and The Phone House Stores	Future Shop Stores	Best Buy Stores	Best Buy Mobile Stores	Best Buy Stores	Five Star Stores	Best Buy Stores	Best Buy Stores

Total stores at end of fiscal 2009	—	2,465	139	58	3	5	164	1	—
Stores opened	—	82	5	6	1	1	6	4	1
Stores closed	—	(94)	—	—	—	—	(12)	—	—

Total stores at end of fiscal 2010	—	2,453	144	64	4	6	158	5	1

	Europe		Canada			China		Mexico	Turkey
	Best Buy Stores	The Carphone Warehouse and The Phone House Stores	Future Shop Stores	Best Buy Stores	Best Buy Mobile Stores	Best Buy Stores	Five Star Stores	Best Buy Stores	Best Buy Stores

Total stores at end of fiscal 2008	—	—	131	51	—	1	160	—	—
Stores acquired(1)	—	2,414	—	—	—	—	—	—	—
Stores opened	—	105	9	7	3	4	9	1	—
Stores closed	—	(54)	(1)	—	—	—	(5)	—	—

Total stores at end of fiscal 2009	—	2,465	139	58	3	5	164	1	—

(1)
Acquired on June 28, 2008.

Fiscal 2012 Store Opening Plans

For fiscal 2012, our new store opening plans include the opening of approximately 150 Best Buy Mobile small-format stand-alone stores in the U.S. We also plan to open 40-50 Five Star stores in growing markets in China. Finally, we plan to open approximately six to eight U.S. Best Buy stores and approximately 18 large-format Best Buy branded stores throughout Canada, the U.K. and Mexico.

Intellectual Property

We own or have the right to use valuable intellectual property such as trademarks, service marks and tradenames, including, but not limited to, "Best Buy," "Best Buy Mobile," "The Carphone Warehouse," "Dynex," "Five Star," "Future Shop," "Geek Squad," "Init," "Insignia," "Magnolia," "Napster," "Pacific Sales," "The Phone House," "Rocketfish," and our "Yellow Tag" logo.

We have secured domestic and international trademark and service mark registrations for many of our brands. We have also secured patents for many of our inventions. We believe our intellectual property has significant value and is an important factor in the marketing of our company, our stores, our products and our Web sites.

Seasonality

Our business, like that of many retailers, is seasonal. Historically, we have realized more of our revenue and earnings in the fiscal fourth quarter, which includes the majority of the holiday shopping season in the U.S., Europe and Canada, than in any other fiscal quarter.

Working Capital

We fund our business operations through a combination of available cash and cash equivalents, short-term investments and cash flows generated from operations. In addition, our revolving credit facilities are available for additional working capital needs and investment opportunities. Our working capital needs are typically greatest in the months leading up to the holiday shopping season as we purchase inventories in advance of expected sales.

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

Competition

Our primary competitors are discount chains, consumer electronics retailers including vendors who offer their products direct to the consumer, wholesale clubs, home-improvement superstores and internet-based businesses.

We believe our dedicated and knowledgeable people, store and online experience, broad product assortment, distinct store formats and brand marketing strategies differentiate us from our competitors by positioning our stores and Web sites as the preferred destination for new technology and entertainment products in a fun and informative shopping environment.

Research and Development

We have not engaged in any material research and development activities during the past three fiscal years.

Environmental Matters

While seeking and discovering new and innovative ways to engage our customers in the connected world, we also strive to lessen our impact on the environment. Our energy efficiency strategy includes end-to-end efforts to reduce energy use in our own internal operations and of the products and services we offer our customers. And with an expanding selection of our internally developed exclusive brand products, we continue to make efforts to provide products that use less energy, are made of non-toxic materials and are packaged in more responsible ways.

Our energy efficient practices include a centralized automated energy management system for our U.S. Best Buy stores and retail energy reports by store. Lighting and HVAC upgrades, as well as aiming to build new stores to Leadership in Energy & Environmental Design ("LEED") standards, are also part of our continuing efforts. These energy efficiency improvements have helped us reduce our own carbon footprint. In calendar 2010, we set a new long-term goal of reducing our carbon dioxide emissions by 20% by 2020 (over a 2009 baseline). During calendar 2010, we reduced our total carbon dioxide emissions by approximately 0.5% in our U.S. Best Buy stores over the previous year. However, given that our total square footage increased by 2.9% in calendar 2010, the 0.5% reduction represented a 3.2% reduction on a per square foot basis.

Increasing consumer demand for environmentally friendly products and services has led us to provide new energy efficient products and a means to recycle old products. We helped our U.S. Best Buy customers purchase over 22 million ENERGY STAR® qualified products in calendar 2010 and encouraged our vendors to participate in the ENERGY STAR program. The U.S. Environmental Protection Agency estimated that our sales of these products in calendar 2010 resulted in customer savings of 1.12 billion kilowatt hours of energy, generating over $120 million in electric utility bill savings, while preventing over 1.7 billion pounds of carbon dioxide from entering the atmosphere. As part of our strategy, we are also investing in emerging technologies such as home energy management systems for all the connected devices in a home, renewable energy technologies and electric transportation.

In addition, in calendar 2009, we launched a nationwide consumer electronics take-back program where customers can bring many consumer electronics products to our stores for free recycling. This recycling program is available in all U.S. Best Buy stores. We also collect old, inefficient appliances for recycling through a haul-away program. In fiscal 2011, our recycling program collected approximately 83 million pounds of consumer electronics and approximately 73 million pounds of old appliances, reducing the amount of electronic waste that would otherwise have been sent to landfills. These efforts marked an 11% increase over the 140 million combined pounds of consumer electronics and appliances collected in fiscal 2010.

Continued efforts to be more environmentally conscious in our exclusive brands packaging focused on the use of recycled materials, non-solvent coatings and organic inks where possible. Through a variety of opportunities, we reduced plastic usage by 745 tons and eliminated 890 tons of PVC within our exclusive brands packaging during fiscal 2011.

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

We believe we can continue to reduce energy consumption and carbon emissions in cost effective ways that deliver value to our shareholders, customers, employees and the communities we serve, whether it's in our own internal operations or through our work to connect customers with more energy efficient solutions.

Number of Employees

At the end of fiscal 2011, we employed approximately 180,000 full-time, part-time and seasonal employees worldwide. We consider our employee relations to be good. We offer our employees a wide array of company-paid benefits that vary within our company due to customary local practices and statutory requirements, which we believe are competitive in the aggregate relative to others in our industry.

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

We sell certain products and services that consumers may view as discretionary items rather than necessities. As a result, our results of operations tend to be more sensitive to changes in macroeconomic conditions that impact consumer spending, including discretionary spending. Challenging macroeconomic conditions also impact our customers' ability to obtain consumer credit in a timely manner, if at all. Other factors, including consumer confidence, employment levels, interest rates, tax rates, consumer debt levels, and fuel and energy costs could reduce consumer spending or change consumer purchasing habits. In the past three fiscal years, many of these factors adversely affected consumer spending and, consequently, our business and results of operations. A slowdown in the U.S. or global economy, or an uncertain economic outlook, could materially adversely affect consumer spending habits and our operating results in the future.

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

Other conditions or factors that may impact our results of operations include disruptions to the availability of content such as sporting events or other televised content. Such disruptions may influence the demand for hardware that our customers purchase to access such content, as well as the commissions we receive from subscription services. Accordingly, such disruptions could cause a material adverse effect on our revenue and results of operations.

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

We face strong competition from traditional store-based retailers, internet-based businesses, our vendors and other forms of retail commerce, which could materially adversely affect our revenue and profitability.

The retail business is highly competitive. We compete for customers, employees, locations, products and other important aspects of our business with many other local, regional, national and international retailers, as well as our vendors who offer their products and services direct to the consumer. Pressure from our competitors, some of which have greater market presence and financial resources than we do, could require us to reduce our prices or increase our costs of doing business. Furthermore, our business model includes offering our customers packaged value propositions that take the complexity out of managing devices, content and connectivity. Some of our vendors also continue to interact directly with customers by embedding their services into the products we sell. As a result of this competition and potential product disintermediation, we may experience lower revenue and/or higher operating costs, which could materially adversely affect our results of operations.

Our results of operations could materially deteriorate if we fail to maintain positive brand perception and recognition.

We operate a global portfolio of brands with a commitment to customer service and innovation. We believe that recognition and the reputation of our brands continue to drive our growth. Damage to the perception or reputation of our brands could result in declines in customer loyalty, lower employee morale and productivity concerns, and vendor relationship issues, and could ultimately have a material adverse effect on our business, financial condition and results of operations.

The failure to control our costs could have a material adverse impact on our profitability.

Consumer spending remains uncertain, which makes it more challenging for us to maintain or grow our operating income rate. As a result, we must continue to control our expense structure. Failure to manage our labor and benefit rates, advertising and marketing expenses, operating lease costs, other store expenses or indirect spending could delay or prevent us from achieving increased profitability or otherwise have a material adverse impact on our results of operations.

Our liquidity may be materially adversely affected by constraints in the capital markets.

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

In fiscal 2011, Moody's Investors Service, Inc. and Standard & Poor's Ratings Services maintained their ratings and outlook of our debt securities at above investment grade level, while Fitch Ratings Ltd. reaffirmed its rating of our debt securities as BBB+ but raised its outlook to stable. Subsequent to the end of fiscal 2011, Fitch Ratings Ltd. reaffirmed its rating of our debt securities, but revised its outlook to negative.

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

Any downgrade to our debt securities may result in higher interest costs for certain of our credit facilities and other debt financings, and could result in higher interest costs on future financings. Further, in the event of such a downgrade, we may not be able to obtain additional financing, if necessary, on favorable terms, or at all.

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

We may seek to expand our business in existing markets in order to attain a greater overall market share. Because our stores typically draw customers from their local areas, a new store may draw customers away from our nearby existing stores and may cause customer traffic and comparable store sales performance to decline at those existing stores.

We also open stores in new markets from time to time. The risks associated with entering a new market include difficulties in attracting customers where there is a lack of customer familiarity with our brands, our lack of familiarity with local customer preferences, seasonal differences in the market and our ability to obtain the necessary governmental approvals. In addition, entry into new markets may bring us into competition with new competitors or with existing competitors with a large, established market presence. We cannot ensure that our new stores will be profitably deployed. As a result, our future profitability may be materially adversely affected.

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

The use of individually identifiable data by our business and our business associates is regulated at the state, federal and international levels. Increasing costs associated with information security — such as increased investment in technology, the costs of compliance with consumer protection laws and costs resulting from consumer fraud — could cause our business and results of operations to suffer materially. Additionally, the success of our online operations depends upon the secure transmission of confidential information over public networks, including the use of cashless payments. While we have taken significant steps to protect customer and confidential information, there can be no assurance that advances in computer capabilities, new discoveries in the field of cryptography or other developments will prevent the compromise of our customer transaction processing capabilities and personal data. If any such compromise of our security were to occur, it could have a material adverse effect on our reputation, operating results and financial condition. Any compromise of our data security may materially increase the costs we incur to protect against such breaches and could subject us to additional legal risk.

Risks associated with the vendors from whom our products are sourced could materially adversely affect our revenue and gross profit.

The products we sell are sourced from a wide variety of domestic and international vendors. Our 20 largest suppliers account for just under 65% of the merchandise we purchase. If any of our key vendors fails to supply us with products or continue to develop new technologies that create consumer demand, we may not be able to meet the demands of our customers and our revenue could materially decline. We require all of our vendors to comply with applicable laws, including labor and environmental laws, and otherwise be certified as meeting our required vendor standards of conduct. Our ability to find qualified vendors who meet our standards and supply products in a timely and efficient manner is a significant challenge, especially with respect to goods sourced from outside the U.S. Political or financial instability, merchandise quality issues, product safety concerns, trade restrictions, work stoppages, tariffs, foreign currency exchange rates, transportation capacity and costs, inflation, civil unrest, natural disasters, outbreaks of pandemics and other factors relating to foreign trade are beyond our control. These and other issues affecting our vendors could materially adversely affect our revenue and gross profit.

Our exclusive brands products are subject to several additional product, supply chain and legal risks, which could have a material adverse impact on our business.

Sales of our exclusive brands, which primarily include Insignia, Dynex, Init, Geek Squad and Rocketfish branded products, represent a growing component of our revenue. Most of these products are manufactured under contract by vendors based in southeastern Asia. This arrangement exposes us to the following additional potential risks, which could materially adversely affect our reputation, financial condition and operating results:

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

  •
  The impact of new or changing statutes and regulations including, but not limited to, financial reform, environmental requirements, labor reform, health care reform, corporate governance matters and/or other as yet unknown legislation, that could affect how we operate and execute our strategies as well as alter our expense structure;

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

The National Labor Relations Board is considering changes to labor regulations which could significantly impact the nature of labor relations in the U.S. and how union elections and contract negotiations are conducted. At February 26, 2011, none of our U.S. stores had employees represented by labor unions or working under collective bargaining agreements. Changes in labor-related statutes or regulations could make it easier for unions to be formed, and employers of newly unionized employees may face mandatory, binding arbitration of labor scheduling, costs and standards, which could increase our costs of doing business and materially adversely affect our results of operations.

Additional legislation or rulemaking relating to environmental matters, including but not limited to, energy emissions, could have a material adverse impact on our business.

Environmental legislation or rulemaking efforts could impose unexpected costs or impact us more directly than other companies due to our operations as a global consumer electronics retailer with over 4,000 stores and 90 distribution centers worldwide.

Specifically, legislation that aims to control and reduce energy emissions has been considered by the U.S. Congress as well as governing bodies internationally, particularly in Europe. Should such legislation pass, we anticipate that energy costs within our operations would increase such as the expense to power our stores. In addition, rulemaking is being considered that could impose higher safety and compliance standards on transporting certain goods. Any significant rulemaking could increase the cost to transport our goods. Passage of any such legislation or rulemaking could materially adversely affect our results of operations.

Regulatory developments in the U.S. could impact the promotional financing offers available to our credit card customers and have a material adverse impact on our revenue and profitability.

We offer promotional financing in the U.S. through credit cards issued by third party banks that manage and directly extend credit to our customers. The cardholders can receive low- or no-interest promotional financing on qualifying purchases. Promotional financing credit card sales accounted for 18%, 17% and 18% of our Domestic segment's revenue in fiscal 2011, 2010 and 2009, respectively.

Recent economic developments, particularly in the financial markets, have resulted in increased legislative and regulatory actions affecting credit cards. Recently enacted legislative and regulatory changes that focus on a variety of credit-related matters, such as the Credit Card Accountability, Responsibility and Disclosure Act of 2009 ("Credit CARD Act"), included new rules and restrictions affecting interest rates, penalties and fees, contract terms, credit limits, billing practices and payment application. While we believe that neither the Credit CARD Act nor other recently enacted legislation or regulation related to credit matters have had a material adverse impact on our operations to date, if future legislative or regulatory restrictions or prohibitions arise that affect our ability to offer promotional financing and we are unable to adjust our operations in a timely manner, our revenue and profitability may be materially adversely affected.

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

Given the continuing changes in the economic and regulatory environment for banks, as well as a continuing period of consumer credit delinquencies, banks continue to re-evaluate their lending practices and terms, including, but not limited to, the levels at which consumer credit is granted. If any of our credit card programs ended prematurely or the terms and provisions, or interpretations thereof, were substantially modified, our results of operations and financial condition may be materially adversely impacted.

Our International activities subject us to risks associated with the legislative, judicial, accounting, regulatory, political and economic conditions specific to the countries or regions in which we operate, which could materially adversely affect our financial performance.

We have a presence in various foreign countries including Belgium, Bermuda, Canada, China, France, Germany, Hong Kong, India, Ireland, Japan, Luxembourg, Mexico, the Republic of Mauritius, the Netherlands, Portugal, Spain, Sweden, Switzerland, Taiwan, Turkey, Turks and Caicos, and the U.K. During fiscal 2011, our International segment's operations generated 26% of our revenue. Our growth strategy includes expansion of existing international markets and possible expansion into new international markets. Accordingly, our International segment's operations may account for a larger portion of our revenue in the future. Our future operating results in these countries and in other countries or regions throughout the world where we may operate in the future could be materially adversely affected by a variety of factors, many of which are beyond our control, including political conditions, economic conditions, legal and regulatory constraints and foreign currency regulations.

In addition, foreign currency exchange rates and fluctuations may have an impact on our future earnings and cash flows from our International segment's operations, and could materially adversely affect our financial performance. Moreover, the economies of some of the countries in which we have operations have in the past suffered from high rates of inflation and currency devaluations, which, if they were to occur again, could materially adversely affect our financial performance. Other factors which may materially adversely impact our International segment's operations include foreign trade, monetary, tax and fiscal policies both of the U.S. and of other countries; laws, regulations and other activities of foreign governments, agencies and similar organizations; and maintaining facilities in countries which have historically been less stable than the U.S.

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

The efficient operation of our business is dependent on our management information systems. We rely heavily on our management information systems to manage our order entry, order fulfillment, pricing, point-of-sale and inventory replenishment processes. The failure of our management information systems to perform as we anticipate, or to meet the continuously evolving needs of our business, could disrupt our business and could result in decreased revenue, increased overhead costs and excess or out-of-stock inventory levels, causing our business and results of operations to suffer materially.

A disruption in relationships with key third-party business partners could materially adversely affect our business and results of operations.

We have engaged Accenture LLP ("Accenture"), a global management consulting, technology services and outsourcing company, to manage significant portions of our information technology and human resources operations as well as to conduct certain procurement activities. We rely heavily on our management information systems for inventory management, distribution and other functions. We also rely heavily on human resources support to attract, develop and retain a sufficient number of qualified employees. We also use Accenture to provide procurement support to research and purchase certain non-merchandise products and services. Furthermore, we have engaged other key third-party business partners to manage various functions of our business, including but not limited to, customer loyalty programs, promotional financing and customer loyalty credit cards, customer warranty and insurance programs, and other outsourced functions. Any material disruption in our relationship with Accenture or other key third-party business partners could result in decreased revenue and increased overhead costs, causing our business and results of operations to suffer materially.

We are highly dependent on the cash flows and net earnings we generate during our fourth fiscal quarter, which includes the majority of the holiday selling season.

Approximately one-third of our revenue and more than one-half of our net earnings are generated in our fourth fiscal quarter, which includes the majority of the holiday shopping season in the U.S., Europe and Canada. Unexpected events or developments such as natural or man-made disasters, product sourcing issues or adverse economic conditions in our fourth fiscal quarter could have a material adverse effect on our results of operations.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Stores, Distribution Centers and Corporate Facilities

Domestic Segment

The following table summarizes the location of our Domestic segment stores at the end of fiscal 2011:

	U.S. Best Buy Stores	U.S. Best Buy Mobile Stores	Pacific Sales Stores	Magnolia Audio Video Stores

Alabama	15	4	—	—
Alaska	2	—	—	—
Arizona	27	1	2	—
Arkansas	9	—	—	—
California	126	20	32	4
Colorado	22	3	—	—
Connecticut	12	3	—	—
Delaware	4	—	—	—
District of Columbia	2	1	—	—
Florida	66	20	—	—
Georgia	30	5	—	—
Hawaii	2	—	—	—
Idaho	5	—	—	—
Illinois	58	10	—	—
Indiana	22	8	—	—
Iowa	13	—	—	—
Kansas	10	1	—	—
Kentucky	9	2	—	—
Louisiana	16	3	—	—
Maine	6	—	—	—
Maryland	25	8	—	—
Massachusetts	29	8	—	—
Michigan	34	1	—	—
Minnesota	28	8	—	—
Mississippi	9	—	—	—
Missouri	22	1	—	—
Montana	3	—	—	—
Nebraska	6	2	—	—
Nevada	10	—	1	—
New Hampshire	6	2	—	—
New Jersey	27	3	—	—
New Mexico	5	—	—	—
New York	54	7	—	—
North Carolina	34	12	—	—
North Dakota	4	—	—	—
Ohio	39	4	—	—
Oklahoma	13	1	—	—
Oregon	12	3	—	—
Pennsylvania	37	6	—	—
Puerto Rico	5	—	—	—
Rhode Island	2	—	—	—
South Carolina	14	4	—	—
South Dakota	2	1	—	—
Tennessee	17	2	—	—
Texas	109	13	—	—
Utah	10	—	—	—
Vermont	1	—	—	—
Virginia	37	3	—	—
Washington	20	2	—	2
West Virginia	5	—	—	—
Wisconsin	23	5	—	—
Wyoming	1	—	—	—

Total	1,099	177	35	6

The following table summarizes the ownership status and total square footage of our Domestic segment store locations at the end of fiscal 2011:

	U.S. Best Buy Stores	U.S. Best Buy Mobile Stores	Pacific Sales Stores	Magnolia Audio Video Stores

Owned store locations	24	—	—	—
Owned buildings and leased land	37	—	—	—
Leased store locations	1,038	177	35	6

Square footage (in thousands)	42,388	250	944	78

The following table summarizes the location, ownership status and total square footage of space utilized for distribution centers, service centers and corporate offices by our Domestic segment at the end of fiscal 2011:

		Square Footage (in thousands)
	Location	Leased	Owned

Distribution centers	24 locations in 17 U.S. states	7,932	3,182
Geek Squad service centers(1)	Louisville, Kentucky	237	—
Principal corporate headquarters(2)	Richfield, Minnesota	—	1,452
Territory field offices	28 locations throughout the U.S.	156	—
Pacific Sales corporate office space	Whittier, California	15	—
Napster corporate office space	Los Angeles, California	15	—
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

The following table summarizes the location of our International segment stores at the end of fiscal 2011:

	Europe			Canada			China		Mexico	Turkey
	Best Buy Stores	The Carphone Warehouse Stores	The Phone House Stores	Future Shop Stores	Best Buy Stores	Best Buy Mobile Stores	Best Buy Stores(1)	Five Star Stores	Best Buy Stores	Best Buy Stores(1)

Europe
Belgium	—	—	83	—	—	—	—	—	—	—
France	—	—	335	—	—	—	—	—	—	—
Germany	—	—	225	—	—	—	—	—	—	—
Ireland	—	77	—	—	—	—	—	—	—	—
Netherlands	—	—	190	—	—	—	—	—	—	—
Portugal	—	—	145	—	—	—	—	—	—	—
Spain	—	—	465	—	—	—	—	—	—	—
Sweden	—	—	112	—	—	—	—	—	—	—
United Kingdom	6	808	—	—	—	—	—	—	—	—
Canada
Alberta	—	—	—	18	11	2	—	—	—	—
British Columbia	—	—	—	23	12	—	—	—	—	—
Manitoba	—	—	—	5	2	—	—	—	—	—
New Brunswick	—	—	—	3	—	—	—	—	—	—
Newfoundland	—	—	—	1	—	—	—	—	—	—
Nova Scotia	—	—	—	6	1	—	—	—	—	—
Ontario	—	—	—	57	32	7	—	—	—	—
Prince Edward Island	—	—	—	1	—	—	—	—	—	—
Quebec	—	—	—	29	11	1	—	—	—	—
Saskatchewan	—	—	—	3	2	—	—	—	—	—
China
Anhui	—	—	—	—	—	—	—	13	—	—
Hangzhou	—	—	—	—	—	—	1	—	—	—
Henan	—	—	—	—	—	—	—	9	—	—
Jiangsu	—	—	—	—	—	—	—	107	—	—
Shandong	—	—	—	—	—	—	—	8	—	—
Shanghai	—	—	—	—	—	—	6	—	—	—
Sichuan	—	—	—	—	—	—	—	6	—	—
Suzhou	—	—	—	—	—	—	1	—	—	—
Yunnan	—	—	—	—	—	—	—	5	—	—
Zhejiang	—	—	—	—	—	—	—	18	—	—
Mexico
Estado de Mexico	—	—	—	—	—	—	—	—	2	—
Distrito Federal	—	—	—	—	—	—	—	—	2	—
Guadalajara	—	—	—	—	—	—	—	—	2	—
Turkey
Izmir	—	—	—	—	—	—	—	—	—	1
Ankara	—	—	—	—	—	—	—	—	—	1

Total	6	885	1,555	146	71	10	8	166	6	2

(1)
On February 21, 2011, we announced plans to exit the Turkey market and restructure the Best Buy branded stores in China during fiscal 2012.

The following table summarizes the ownership status and total square footage of our International segment store locations at the end of fiscal 2011:

	Europe			Canada			China		Mexico	Turkey
	Best Buy Stores	The Carphone Warehouse Stores	The Phone House Stores	Future Shop Stores	Best Buy Stores	Best Buy Mobile Stores	Best Buy Stores(1)	Five Star Stores	Best Buy Stores	Best Buy Stores(1)

Owned store locations	—	—	2	—	3	—	1	6	—	—
Leased store locations	6	885	1,553	146	68	10	7	160	6	2

Square footage (in thousands)	196	695	810	3,864	2,250	13	279	5,931	327	80

(1)
On February 21, 2011, we announced plans to exit the Turkey market and restructure the Best Buy branded stores in China during fiscal 2012.

The following table summarizes the location, ownership status and total square footage of space utilized for distribution centers and corporate offices by our International segment at the end of fiscal 2011:

		Square Footage (in thousands)			Square Footage (in thousands)
	Distribution Centers	Leased	Owned	Principal Corporate Offices	Leased	Owned

Europe	Throughout seven European countries	232	—	Acton, West London and throughout Europe	773	—
Canada	Brampton and Bolton, Ontario	1,763	—	Burnaby, British Columbia	141	—
	Vancouver, British Columbia	639	—	—	—	—
Five Star	Jiangsu Province, China	1,320	—	Corporate headquarters, Jiangsu Province, China	26	46
	Throughout the Five Star retail chain	527	—	District offices throughout the Five Star retail chain	181	5
Best Buy China	Shanghai, China	129	—	Shanghai, China	81	—
Mexico	Estado de Mexico, Mexico	45	—	Distrito Federal, Mexico	21	—
Turkey	Gebze-Kocaeli, Turkey	11	—	Istanbul, Turkey	23	—

Exclusive Brands

We lease approximately 32,000 square feet of office space in China to support our exclusive brands operations.

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

In February 2011, a purported class action lawsuit captioned, IBEW Local 98 Pension Fund, individually and on behalf of all others similarly situated v. Best Buy Co., Inc., et al., was filed against us and certain of our executive officers in the U.S. District Court for the District of Minnesota. This federal court action alleges, among other things, that we and those officers violated Sections 10(b) and 20A of the Exchange Act and Rule 10b-5 under the Exchange Act in connection with press releases and other statements relating to our fiscal 2011 earnings guidance that had been made available to the public. Additionally, in March 2011, a similar purported class action was filed by a single shareholder, Rene LeBlanc, against us and certain of our executive officers in the same court.

The plaintiffs in the above actions seek damages, including interest, equitable relief and reimbursement of the costs and expenses they incurred in the lawsuits. We believe the above allegations are without merit, and we intend to defend these actions vigorously. Based on our assessment of the facts underlying the claims in the above actions, their respective procedural litigation history (including the status of class certification in the Holloway lawsuit), and the degree to which we intend to defend our company in these matters, we are unable to provide meaningful quantification of how the final resolution of these claims may impact our future consolidated financial position or results of operations.

We are involved in various other legal proceedings arising in the normal course of conducting business. We believe the amounts provided in our consolidated financial statements are adequate in light of the probable and estimable liabilities. The resolution of those other proceedings is not expected to have a material effect on our results of operations or financial condition.

Executive Officers of the Registrant
(As of February 26, 2011)

Name	Age	Position With the Company	Years With the Company

Shari L. Ballard	44	Executive Vice President, President — Americas	18
Brian J. Dunn	50	Chief Executive Officer	26
Christopher K.K. Gould(1)	41	Vice President, Treasurer	—
Susan S. Grafton	54	Vice President, Controller and Chief Accounting Officer	10
Joseph M. Joyce	59	Senior Vice President, General Counsel and Assistant Secretary	20
Barry Judge	48	Executive Vice President, Chief Marketing Officer	11
James L. Muehlbauer	49	Executive Vice President, Finance and Chief Financial Officer	9
Kalendu Patel	47	Executive Vice President, President — Asia	8
Ryan D. Robinson	45	Senior Vice President, Chief Financial Officer — U.S.	9
Richard M. Schulze	70	Founder and Chairman of the Board	45
Timothy R. Sheehan	46	Executive Vice President, Chief Administrative Officer	26
Carol A. Surface	45	Executive Vice President, Chief Human Resources Officer	1
Michael A. Vitelli	55	Executive Vice President, President — Americas	7
(1)
Mr. Gould joined us as Vice President, Treasurer, effective November 2010.

Shari L. Ballard was named Executive Vice President, President — Americas in March 2010. Previously, she served as Executive Vice President — Retail Channel Management from 2007 until being appointed to her current role, and as Executive Vice President — Human Resources and Legal from 2004 to 2007. Ms. Ballard joined us in 1993 and has served as Senior Vice President, Vice President, and General and Assistant Store Manager. Ms. Ballard is a member of the University of Minnesota Foundation board of trustees and sits on its executive and human resources committees.

Brian J. Dunn was named our Chief Executive Officer in 2009 when he was also appointed as a director. A 26-year veteran of our company, Mr. Dunn began his career with us as a store associate in 1985 when we operated only a dozen stores. From 2006 until being named to his current position, Mr. Dunn served as President and Chief Operating Officer. From 2004 to 2006, Mr. Dunn was President — Retail, North America. From 2002 to 2004, he served as Executive Vice President — Best Buy U.S. Retail. Prior to that, he served as Senior Vice President, Regional Vice President, Regional

Manager, District Manager and Store Manager. Mr. Dunn also serves on the board of The Best Buy Children's Foundation. He previously served on the boards of Dick's Sporting Goods, a full-line sporting goods retailer, and the Greater Twin Cities United Way.

Christopher K.K. Gould joined us in 2010 when he was named Vice President, Treasurer. Prior to joining us, Mr. Gould spent eleven years at Wal-Mart Stores, Inc., a global retailer, most recently as vice president and head of the capital markets division from 2007 to 2010. From 2006 to 2007, he was a senior director and head of finance for the financial services division, and prior to that, Mr. Gould held other financial leadership roles in Wal-Mart in its international, corporate finance and investment analysis divisions. Earlier in his career, Mr. Gould worked with Wasatch Funds and Bankers Trust Company.

Susan S. Grafton was named Vice President, Controller and Chief Accounting Officer in 2006. From 2005 to 2006, she served as Vice President — Financial Operations and Controller, and from 2004 to 2005, she served as Vice President — Finance, Planning and Performance Management. Prior to joining us in 2000, she worked in finance and accounting positions with The Pillsbury Company and Pitney Bowes, Inc. Ms. Grafton is a member of Financial Executives International's Committee on Corporate Reporting and the Finance Leaders Council for the Retail Industry Leaders Association. She also serves on the board of Perspectives, Inc., a non-profit supportive housing program in Minneapolis, Minnesota.

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

Barry Judge was named Executive Vice President, Chief Marketing Officer in 2009. He was appointed to the Chief Marketing Officer role in 2008. Prior to that appointment, Mr. Judge served as Senior Vice President — Marketing from 2007 to 2008 and as Senior Vice President — Consumer and Brand Marketing from 2004 to 2007. Mr. Judge joined us in 1999 as a member of our e-commerce team. Prior to joining us, he spent four years as vice president of marketing for Caribou Coffee Company. His professional career also includes marketing and management positions at Young & Rubicam, Coca-Cola USA, The Quaker Oats Company, and The Pillsbury Company.

James L. Muehlbauer was named Executive Vice President, Finance and Chief Financial Officer in 2008. In 2007, he was appointed Enterprise Chief Financial Officer (interim). From 2006 to 2007, he served as Senior Vice President and Chief Financial Officer — Best Buy U.S., and from 2003 to 2006, as Senior Vice President — Finance. Prior to joining us, Mr. Muehlbauer spent ten years with The Pillsbury Company, a consumer packaged goods company, where he held senior-level finance management positions, including vice president and worldwide controller, vice president of operations, divisional finance director, director of mergers and acquisitions and director of internal audit. A certified public accountant (inactive), Mr. Muehlbauer spent eight years with Coopers & Lybrand LLP (now PricewaterhouseCoopers) including senior manager positions in the firm's audit and consulting practices. He serves on the board of overseers of the University of Minnesota Carlson School of Management.

Kalendu Patel was named Executive Vice President, President — Asia in 2010. Mr. Patel joined us in 2003 and served as Executive Vice President — Emerging Business from 2009 until 2010, Executive Vice President — Strategy and International Development from 2005 to 2009, and Senior Vice President — Strategy and International Development from 2004 to 2005. Prior to joining us, Mr. Patel was a partner for four years at Strategos, a strategic consulting firm. Prior to that, he worked at KPMG Consulting Inc. and Courtaulds PLC in the U.K.

Ryan D. Robinson was named Senior Vice President, Chief Financial Officer — U.S. in 2010. He served as Senior Vice President, Chief Financial Officer — U.S. Strategic Business Unit and Treasurer from 2007 until his current appointment. Mr. Robinson joined us in 2002 and served as Senior Vice President and Chief Financial Officer — New Growth Platforms from 2006 to 2007, Senior Vice President — Finance and Treasurer from 2005 to 2006, and Vice President — Finance and Treasurer from 2002 to 2005. Prior to joining us, he spent 15 years at ABN AMRO Holding N.V., an international bank, where his most recent role there was senior vice president and director of its North American private equity unit.

Mr. Robinson also held management positions in ABN AMRO Holding N.V.'s corporate finance, finance advisory, acquisitions and asset securitization divisions. Mr. Robinson is a member of the board of directors of Children's Hospitals and Clinics of Minnesota.

Richard M. Schulze is a founder of our company. He has been an officer and director from our inception in 1966 and currently serves as our Chairman of the Board. In 2002, he relinquished the duties of Chief Executive Officer, having served as our principal executive officer for more than 30 years. He is on the board of trustees of the University of St. Thomas, chairman of its executive and institutional advancement committee, and a member of its board affairs committee. Mr. Schulze is also chairman of the board of governors of the University of St. Thomas Business School and serves on the board of the Richard M. Schulze Family Foundation. He previously served on the board of Pentair, Inc., a diversified industrial manufacturing company, and The Best Buy Children's Foundation. Mr. Schulze holds an honorary doctorate of laws degree from the University of St. Thomas.

Timothy R. Sheehan was named Executive Vice President, Chief Administrative Officer in 2010. He previously served as Executive Vice President — Enterprise Retail Operations since 2009. From 2004 to 2009, he served as Senior Vice President — Customer Experience Creation, where he focused on our branding and consumer support. Mr. Sheehan joined us in 1985 as a part-time sales associate and steadily advanced his career as our company grew. He has served us as Regional Manager, District Manager and Store General Manager. Upon moving from the field into corporate, Mr. Sheehan served in positions in retail operations, consumer relations and store support.

Carol A. Surface joined us in 2010 when she was appointed Executive Vice President, Chief Human Resources Officer. Prior to joining us, Ms. Surface spent ten years at PepsiCo, Inc., a global food, snack and beverage company, where she served most recently as senior vice president of human resources and chief personnel officer for PepsiCo International. From 2009 to 2010, Ms. Surface served PepsiCo in Dubai where she was responsible for all human resources aspects across the Asia Pacific region, Middle East and Africa. Prior to that, Ms. Surface spent five years in Hong Kong, serving as PepsiCo's senior vice president of international human resources and chief personnel officer for the Asia region. Prior to her work at PepsiCo, her professional career included human resources and organization development positions with Kmart Corporation, Eaton Corporation and The Dow Chemical Company.

Michael A. Vitelli was named Executive Vice President, President — Americas in March 2010. He previously served as Executive Vice President — Customer Operating Groups since 2008. Mr. Vitelli joined us in 2004 and served as Senior Vice President and General Manager of Home Solutions from 2007 to 2008, and Senior Vice President — Merchandising from 2005 to 2007. Prior to joining us, he spent 23 years with Sony Electronics, Inc., serving in positions of increasing responsibility including executive vice president of Sony's Visual Products Company. Mr. Vitelli serves on the boards of the National Multiple Sclerosis Society, Minnesota Chapter, and the National Consumer Technology Industry chapter of the Anti-Defamation League, where he serves as the industry chair.

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

	Sales Price
	High	Low

Fiscal 2011
First Quarter	$48.83	$36.28
Second Quarter	42.65	30.90
Third Quarter	45.63	31.32
Fourth Quarter	44.62	32.00
Fiscal 2010
First Quarter	$42.06	$23.97
Second Quarter	39.98	31.25
Third Quarter	44.32	35.66
Fourth Quarter	45.55	35.01

Holders

As of April 20, 2011, there were 3,305 holders of record of our common stock.

Dividends

In fiscal 2004, our Board initiated the payment of a regular quarterly cash dividend with respect to shares of our common stock. A quarterly cash dividend has been paid in each subsequent quarter. Our quarterly cash dividend for all of fiscal 2010 and for the first two quarters of fiscal 2011 was $0.14 per share, and for the last two quarters of fiscal 2011 was $0.15 per share. The payment of cash dividends is subject to customary legal and contractual restrictions.

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

In June 2007, our Board authorized up to $5.5 billion of share repurchases. The program, which became effective on June 26, 2007, terminated and replaced a $1.5 billion share repurchase program authorized by our Board in June 2006. There is no expiration date governing the period over which we can repurchase shares under the June 2007 program. We made no share repurchases in fiscal 2010. During fiscal 2011, we repurchased and retired 32.6 million shares at a cost of $1.2 billion. At the end of fiscal 2011, $1.3 billion of the $5.5 billion share repurchases authorized by our Board in June 2007 was available for future share repurchases.

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

The following table presents the total number of shares of our common stock that we purchased during the fourth quarter of fiscal 2011, the average price paid per share, the number of shares that we purchased as part of our publicly announced repurchase program, and the approximate dollar value of shares that still could have been purchased at the end of the applicable fiscal period, pursuant to our June 2007 share repurchase program:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)

November 28, 2010, through January 1, 2011	—	$—	—	$1,372,000,000
January 2, 2011, through January 29, 2011	—	—	—	1,372,000,000
January 30, 2011, through February 26, 2011	1,855,740	35.66	1,855,740	1,307,000,000

Total Fiscal 2011 Fourth Quarter	1,855,740	35.66	1,855,740	1,307,000,000

(1)
"Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs" reflects our $5.5 billion share repurchase program announced on June 27, 2007, less the $3.0 billion we purchased in fiscal 2008 under our accelerated share repurchase program and the $1.2 billion we purchased in fiscal 2011. There is no stated expiration for the June 2007 share repurchase program.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about our common stock that may be issued under our equity compensation plans as of February 26, 2011.

Plan Category	Securities to Be Issued Upon Exercise of Outstanding Options		Weighted Average Exercise Price per Share(1)	Securities Available for Future Issuance(2)

Equity compensation plans approved by security holders(3)	40,131,027	(4)	$38.97	6,942,317
Equity compensation plans not approved by security holders(5)	11,250		$34.44	n/a

Total	40,142,277		$38.97	6,942,317

(1)
Includes weighted-average exercise price of outstanding stock options only.

(2)
Includes 3,525,553 shares of our common stock which have been reserved for issuance under our 2008 and 2003 Employee Stock Purchase Plans.

(3)
Includes our 1994 Full-Time Non-Qualified Stock Option Plan, as amended; our 1997 Directors' Non-Qualified Stock Option Plan, as amended; our 1997 Employee Non-Qualified Stock Option Plan, as amended; and our 2004 Omnibus Stock and Incentive Plan, as amended.

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

The graph assumes an investment of $100 at the close of trading on February 24, 2006, the last trading day of fiscal 2006, in our common stock, the S&P 500 and the S&P Retailing Group.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Best Buy Co., Inc., the S&P 500
and the S&P Retailing Group

	FY06	FY07	FY08	FY09	FY10	FY11

Best Buy Co., Inc.	$100.00	$86.35	$80.89	$55.04	$70.78	$63.74
S&P 500	100.00	111.97	107.94	61.18	93.98	115.20
S&P Retailing Group	100.00	110.66	91.21	61.78	106.55	132.89
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

Five-Year Financial Highlights

$ in millions, except per share amounts

Fiscal Year	2011(1)	2010(2)	2009(3)(4)	2008	2007(5)

Consolidated Statements of Earnings Data
Revenue	$50,272	$49,694	$45,015	$40,023	$35,934
Operating income	2,114	2,235	1,870	2,161	1,999
Net earnings including noncontrolling interests	1,366	1,394	1,033	1,410	1,378
Net earnings attributable to Best Buy Co., Inc.	1,277	1,317	1,003	1,407	1,377
Per Share Data
Net earnings	$3.08	$3.10	$2.39	$3.12	$2.79
Cash dividends declared and paid	0.58	0.56	0.54	0.46	0.36
Common stock price:
High	48.83	45.55	48.03	53.90	59.50
Low	30.90	23.97	16.42	41.85	43.51
Operating Statistics
Comparable store sales (decline) gain(6)	(1.8)%	0.6%	(1.3)%	2.9%	5.0%
Gross profit rate	25.1%	24.5%	24.4%	23.9%	24.4%
Selling, general and administrative expenses rate	20.5%	19.9%	20.0%	18.5%	18.8%
Operating income rate	4.2%	4.5%	4.2%	5.4%	5.6%
Year-End Data
Current ratio(7)	1.2	1.2	1.0	1.1	1.4
Total assets	$17,849	$18,302	$15,826	$12,758	$13,570
Debt, including current portion	1,709	1,802	1,963	816	650
Total equity(8)	7,292	6,964	5,156	4,524	6,236
Number of stores
Domestic	1,317	1,192	1,107	971	873
International(9)	2,855	2,835	2,835	343	304
Total(9)	4,172	4,027	3,942	1,314	1,177
Retail square footage (000s)
Domestic	43,660	42,488	40,924	37,511	34,092
International(9)	14,445	13,623	13,331	11,069	9,419
Total(9)	58,105	56,111	54,255	48,580	43,511
(1)
Included within our operating income and net earnings for fiscal 2011 is $222 ($147 net of taxes) of restructuring charges recorded in the fiscal fourth quarter related to measures we took to restructure our businesses. These charges resulted in a decrease in our operating income rate of 0.5% of revenue for the fiscal year.

(2)
Included within our operating income and net earnings for fiscal 2010 is $52 ($25 net of taxes and noncontrolling interest) of restructuring charges recorded in the fiscal first quarter related to measures we took to restructure our businesses. These charges resulted in a decrease in our operating income rate of 0.1% of revenue for the fiscal year.

(3)
Included within our operating income and net earnings for fiscal 2009 is $78 ($48 net of tax) of restructuring charges recorded in the fiscal fourth quarter related to measures we took to restructure our businesses. In addition, operating income is inclusive of goodwill and tradename impairment charges of $66 ($64 net of tax) related to our former Speakeasy business. Collectively, these charges resulted in a decrease in our operating income rate of 0.2% of revenue for the fiscal year.

(4)
Included within our net earnings for fiscal 2009 is $111 ($96 net of tax) of investment impairment charges related to our investment in the common stock of CPW.

(5)
Fiscal 2007 included 53 weeks. All other periods presented included 52 weeks.

(6)
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

Our policy is to accelerate recording the effect of events occurring in the lag period that significantly affect our consolidated financial statements. Except for our fiscal 2011 restructuring, for which we recorded the effects of certain restructuring charges, no significant intervening event occurred in these operations that would have materially affected our financial condition, results of operations, liquidity or other factors had it been recorded during fiscal 2011. Accordingly, the $171 million of restructuring charges related to our International segment were included in our fiscal 2011 results.

Our MD&A should be read in conjunction with the Consolidated Financial Statements and related Notes included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Our fiscal year ends on the Saturday nearest the end of February. Fiscal 2011, 2010 and 2009 each included 52 weeks.

Overview

We are a multi-national retailer of consumer electronics, home office products, entertainment products, appliances and related services. We operate two reportable segments: Domestic and International. The Domestic segment is comprised of all operations within the U.S. and its territories. The International segment is comprised of all operations outside the U.S. and its territories.

Our business, like that of many retailers, is seasonal. Historically, we have realized more of our revenue and earnings in the fiscal fourth quarter, which includes the majority of the holiday shopping season in the U.S., Europe and Canada, than in any other fiscal quarter.

While some of the products and services we offer are viewed by consumers as essential, others continue to be viewed as discretionary purchases. Consequently, our results of operations are susceptible to changes in consumer confidence levels and macroeconomic factors such as unemployment, consumer credit availability and the condition of the housing market. Recently, consumers have maintained a cautious approach to discretionary spending due to continued economic pressures. Consequently, customer traffic and spending patterns continue to be difficult to predict. Other factors that directly impact our performance are product life-cycle shifts (including the adoption of new technology) and the competitive consumer electronics retail environment. As a result of these factors, predicting our future revenue and net earnings is difficult. Disciplined capital allocation and working capital management and expense control remain key priorities for us as we navigate through the current environment. By providing access to a wide selection of consumer electronics products and accessories; a vast array of service offerings, such as extended warranties, installation and repair; and a knowledgeable sales staff to help our customers select and connect their devices, we believe we offer our customers a differentiated value proposition.

Throughout this MD&A, we refer to comparable store sales. Comparable store sales is a measure commonly used in the retail industry, which indicates store performance by measuring the growth in revenue for certain stores for a particular period over the corresponding period in the prior year. Our comparable store sales is comprised of revenue from stores operating for at least 14 full months, as well as revenue related to call centers, Web sites and our other comparable sales channels. Revenue we earn from sales of merchandise to wholesalers or dealers is not included within our comparable store sales calculation. Relocated, remodeled and expanded stores are excluded from the comparable store sales calculation until at least 14 full months after reopening. Acquired stores are included in the comparable store sales calculation beginning with the first full quarter following the first anniversary of the date of the acquisition. The portion of our calculation of the comparable store sales percentage change attributable to our International segment excludes the effect of fluctuations in foreign currency exchange rates. The method of calculating comparable store sales varies across the retail industry. As a result, our method of calculating comparable store sales may not be the same as other retailers' methods.

In our discussions of the operating results of our consolidated business and our International segment, we sometimes refer to the impact of changes in foreign currency exchange rates and currency exchange rate fluctuations, which are references to the differences between the foreign currency exchange rates we use to convert the International segment's operating results from local currencies into U.S. dollars for reporting purposes. The impact of foreign currency exchange rate fluctuations is typically calculated as the difference between current period activity translated using the current period's currency exchange rates and the comparable prior-year period's currency exchange rates. We use this method for all countries where the functional currency is not the U.S. dollar.

Business Strategy and Core Philosophies

Broadly defined, our Connected World strategy is based on the goal to demystify and humanize technology to help customers get the most out of the rapidly expanding role that technology plays in their lives. The assets we leverage to bring this strategy to life include our approximately 180,000 employees around the world and the dedication and expertise they bring; valuable relationships with our vendors; our brand names and reputation; and our unique multi-channel model which provides customer touch point opportunities through retail store locations, Web sites, mobile applications and call centers.

The Connected World gives us access to a much larger addressable market than just the traditional consumer electronics hardware market. While a large part of the traditional focus of our business has been on consumer electronics products, we have significant incremental opportunities in selling accessories, content, connections and services.

Our three primary strategic priorities are:

Capture New Growth Opportunities and Target Online Opportunities.    The unrelenting pace of change in technology provides both opportunities and challenges for our customers, and we believe we are well positioned to help them navigate through these and to enrich their lives through the use of technology.

Our current growth priorities include continuing the recent expansion in Best Buy Mobile, mobile computing (particularly with the growing selection of tablet computers) and increasing our market share in appliances and gaming. In addition, we believe our customers will increasingly appreciate our Geek Squad service offerings and innovative purchase options, such as the recently-launched "Buy Back" program in the U.S. Finally, we foresee opportunities for increasing the number of connections we sell, a vital proposition to our customers wishing to access people and content such as streaming movies and music, internet and television. This opportunity is most prevalent today in mobile phones, but also in connecting computing devices to mobile broadband and televisions to broadband services.

We believe that our established multi-channel strategy provides us competitive advantages in that it allows customers to connect with us in a variety of ways. For example, customers can interact with us directly through our store, online, mobile application or call center channels or through a combination of channels, such as purchasing online for in-store pick up. We plan to continue to leverage these capabilities to offer consumers options that are flexible and convenient. Our online growth plans also include allowing external vendors and retailers to sell through our Web sites, extending our reach by allowing partners to market our products and services and leveraging online traffic to sell advertising.

Improve Growth and Returns in International Markets.    Our international strategy is focused on four key geographic areas (Canada, China, Europe and Mexico), where we believe we can leverage size, scale and economics to succeed. In China, we expect to continue investment in profitable growth as we look to grow our position in this fast growing market through our Five Star business. In our established businesses in Canada and Europe (small-format stores), we plan to continue our evolution into Connected World solutions. In our relatively new markets such as the U.K. (large-format stores) and Mexico, our growth will likely be more measured, as we increase our understanding and appreciation for customers' needs in these markets.

Drive Structural Opportunities to Improve Returns.    In order to provide value to our customers and to fund growth opportunities that we are targeting, we must operate efficiently and effectively. We have a disciplined approach to managing our costs and capital allocation. We require each of our businesses to meet sufficient ROIC levels over appropriate time horizons. Our growth strategies require that we continue to increase our points of presence in order to fully realize the benefits of our multi-channel strategy. Our plans to continue the expansion of our U.S. Best Buy Mobile stand-alone stores is expected to increase our presence and allow us to reduce our large-format store footprint.

We also seek to improve store productivity through actions such as expansion of our "Connected Store" model roll-out, increasing our presence in pre-owned and pre-order games and expanding our Pacific Sales store-within-a-store appliances model.

Results of Operations

Fiscal 2011 Summary

•
Net earnings decreased 3.0% in fiscal 2011 compared to fiscal 2010. The decrease in net earnings was the result of decreases in both the Domestic and International segments' operating income, driven primarily by the $222 million ($147 million net of tax) of restructuring charges recorded in the fourth quarter of fiscal 2011, compared to $52 million ($25 million net of taxes and noncontrolling interest) of restructuring charges recorded in fiscal 2010. Earnings per diluted share of $3.08 in fiscal 2011 was essentially flat compared to $3.10 in fiscal 2010.

•
Revenue increased 1.2% to $50.3 billion. The increase was driven primarily by the net addition of 147 new stores during fiscal 2011 and the favorable impact of foreign currency exchange rate fluctuations, partially offset by a comparable store sales decline of 1.8%.

•
Our gross profit rate increased by 0.6% of revenue to 25.1% of revenue. The increase was driven by an increase in our Domestic segment's gross profit rate primarily due to strong sales of higher-margin smartphones as a result of the continued growth of Best Buy Mobile.

•
Our SG&A rate increased by 0.6% of revenue to 20.5% of revenue. The increase was due primarily to the deleveraging impact of lower comparable store sales in our Domestic segment, as well as a change in the form of vendor funding. Partially offsetting these increases was a decrease in incentive compensation in our Domestic segment.

•
In the fourth quarter of fiscal 2011, we recorded $222 million in restructuring charges related to our plans to exit the Turkey market, restructure the Best Buy branded stores in China and improve efficiencies in our Domestic operations, which resulted in charges for inventory write-downs, property and equipment impairments, employee termination benefits, intangible asset impairments and facility closure costs.

•
We ended fiscal 2011 with $1.1 billion of cash and cash equivalents, compared to $1.8 billion at the end of fiscal 2010. Operating cash flow decreased to $1.2 billion in fiscal 2011 compared to fiscal 2010 operating cash flow of $2.2 billion due primarily to changes in working capital, while capital expenditures increased 21.0% to $744 million.

•
During fiscal 2011, we made four dividend payments totaling $0.58 per share, or $237 million in the aggregate.

•
We repurchased and retired 32.6 million shares at a cost of $1.2 billion during fiscal 2011.

Consolidated Results

The following table presents selected consolidated financial data for each of the past three fiscal years ($ in millions, except per share amounts):

Consolidated Performance Summary	2011(1)	2010(2)	2009(3)(4)

Revenue	$50,272	$49,694	$45,015
Revenue gain %	1.2%	10.4%	12.5%
Comparable store sales % (decline) gain	(1.8)%	0.6%	(1.3)%
Gross profit as % of revenue(5)	25.1%	24.5%	24.4%
SG&A as % of revenue(5)	20.5%	19.9%	20.0%
Operating income	$2,114	$2,235	$1,870
Operating income as % of revenue	4.2%	4.5%	4.2%
Net earnings	$1,277	$1,317	$1,003
Diluted earnings per share	$3.08	$3.10	$2.39
(1)
Included within our operating income and net earnings for fiscal 2011 is $222 million ($147 million net of taxes) of restructuring charges recorded in the fiscal fourth quarter related to measures we took to restructure our businesses. These charges resulted in a decrease in our operating income of 0.5% of revenue for the fiscal year.

(2)
Included within our operating income and net earnings for fiscal 2010 is $52 million ($25 million net of taxes and noncontrolling interest) of restructuring charges recorded in the fiscal first quarter related to measures we took to restructure our businesses. These charges resulted in a decrease in our operating income of 0.1% of revenue for the fiscal year.

(3)
Included within our operating income and net earnings for fiscal 2009 is $78 million ($48 million net of tax) of restructuring charges recorded in the fiscal fourth quarter related to measures we took to restructure our businesses. In addition, operating income is inclusive of goodwill and tradename impairment charges of $66 million ($64 net of tax) related to our former Speakeasy business. Collectively, these charges resulted in a decrease in our operating income of 0.2% of revenue for the fiscal year.

(4)
Included within our net earnings for fiscal 2009 is $111 million ($96 million net of tax) of investment impairment charges related to our investment in the common stock of CPW.

(5)
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

Fiscal 2011 Results Compared With Fiscal 2010

Throughout fiscal 2011, the majority of geographic markets in which we operate generally continued to endure difficult and uncertain economic conditions. In addition, customer appetite for certain product categories was below industry expectations. Both of these factors had a direct bearing on our revenue. We have responded to the current economic environment by closely managing our SG&A, as well as focusing on efforts to improve our gross profit.

The 1.2% revenue increase in fiscal 2011 resulted primarily from the net addition of 147 new stores during fiscal 2011 and the positive impact of foreign currency exchange rate fluctuations, partially offset by a comparable store sales decline.

The components of the net revenue increase in fiscal 2011 were as follows:

Net new stores	2.6%
Impact of foreign currency exchange rate fluctuations	0.6%
Comparable store sales impact	(1.7)%
Non-comparable sales channels(1)	(0.2)%
One less week of revenue for Best Buy Europe(2)	(0.1)%

Total revenue increase	1.2%

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

Our gross profit rate increased 0.6% of revenue in fiscal 2011. Gross profit rate improvements in our Domestic segment accounted for an increase of 0.7% of revenue. The relatively flat gross profit rate in our International segment had no impact on the consolidated gross profit rate. In addition, restructuring charges in fiscal 2011 accounted for a decrease in the gross profit rate of 0.1% of revenue. For further discussion of each segment's gross profit rate changes, see Segment Performance Summary, below.

The 0.6% of revenue SG&A rate increase for fiscal 2011 was due to a 0.7% of revenue increase attributable to the increase in our Domestic segment's SG&A rate, partially offset by a 0.1% of revenue decrease attributable to the decrease in our International segment's SG&A rate. For further discussion of each segment's SG&A rate changes, see Segment Performance Summary, below.

Our operating income decreased $121 million, or 5.4%, and our operating income rate decreased to 4.2% of revenue in fiscal 2011, compared to 4.5% of revenue in fiscal 2010. The 0.3% of revenue operating income rate decrease was driven by an increase in our SG&A rate and increased restructuring charges, partially offset by an increase in our gross profit rate. Our operating income in fiscal 2011 included $222 million of restructuring charges recorded in the fiscal fourth quarter, compared to $52 million of restructuring charges recorded in fiscal 2010. The fiscal 2011 restructuring charges include plans to exit the Turkey market, restructure the Best Buy branded stores in China and improve efficiencies in our Domestic segment, which resulted in charges for inventory write-downs, property and equipment impairments, employee termination benefits, intangible asset impairments and facility closure costs. The fiscal 2010 restructuring charges related primarily to updating our U.S. Best Buy store operating model, which included eliminating certain positions, as well as employee termination benefits and business reorganization costs in Best Buy Europe.

Fiscal 2010 Results Compared With Fiscal 2009

The 10.4% revenue increase resulted primarily from the acquisition impact of Best Buy Europe in the second quarter of fiscal 2009, which contributed no revenue in the first six months of fiscal 2009 and $2.6 billion of revenue in the first six months of fiscal 2010, as well as the net addition of 85 new stores during fiscal 2010.

The components of the net revenue increase in fiscal 2010 were as follows:

Acquisition of Best Buy Europe	5.8%
Net new stores	4.3%
Comparable store sales impact	0.6%
Favorable effect of foreign currency	0.1%
Non-comparable sales channels(1)	(0.4)%

Total revenue increase	10.4%

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

Segment Performance Summary

Domestic

The following table presents selected financial data for our Domestic segment for each of the past three fiscal years ($ in millions):

Domestic Segment Performance Summary	2011(1)	2010(2)	2009(3)

Revenue	$37,186	$37,314	$35,070
Revenue (decline) gain %	(0.3)%	6.4%	5.2%
Comparable store sales % (decline) gain	(3.0)%	1.7%	(1.3)%
Gross profit as % of revenue	25.1%	24.2%	24.6%
SG&A as % of revenue	19.6%	18.6%	19.2%
Operating income	$2,031	$2,071	$1,758
Operating income as % of revenue	5.5%	5.6%	5.0%
(1)
Included within our Domestic segment's operating income for fiscal 2011 is $51 million of restructuring charges recorded in the fiscal fourth quarter related to measures we took to increase our efficiency. These charges resulted in a decrease in our Domestic segment's operating income of 0.1% of revenue for the fiscal year.

(2)
Included within our Domestic segment's operating income for fiscal 2010 is $25 million of restructuring charges recorded in the fiscal first quarter related to measures we took to update our U.S. Best Buy store operating model. These charges resulted in a decrease in our Domestic segment's operating income of less than 0.1% of revenue for the fiscal year.

(3)
Included within our Domestic segment's operating income for fiscal 2009 is $72 million of restructuring charges recorded in the fiscal fourth quarter related to measures we took to restructure our businesses. In addition, operating income is inclusive of goodwill and tradename impairment charges of $66 million related to our former Speakeasy business. Collectively, these charges resulted in a decrease in our Domestic segment's operating income of 0.4% of revenue for the fiscal year.

The following table reconciles our Domestic segment stores open at the end of each of the last three fiscal years:

	Fiscal 2009	Fiscal 2010			Fiscal 2011
	Total Stores at End of Fiscal Year	Stores Opened	Stores Closed	Total Stores at End of Fiscal Year	Stores Opened	Stores Closed	Total Stores at End of Fiscal Year

Best Buy	1,023	46	—	1,069	31	(1)	1,099
Best Buy Mobile	38	36	—	74	103	—	177
Pacific Sales	34	1	—	35	—	—	35
Magnolia Audio Video	6	—	—	6	—	—	6
Geek Squad	6	—	—	6	—	(6)	—

Total Domestic segment stores	1,107	83	—	1,190	134	(7)	1,317

Fiscal 2011 Results Compared With Fiscal 2010

Our Domestic segment's gross profit improved in fiscal 2011, as compared to fiscal 2010, with a continued rate improvement partially offset by a revenue decline. These factors, combined with an increase in SG&A and restructuring charges, led to a modest decline in operating income.

We believe the revenue decline resulted primarily from a combination of weakness in several key consumer electronics industry product categories and a decline in our estimated domestic market share. Consumers continue to be highly selective and cautious about how and when they make consumer electronics purchases. As a specialty retailer in the consumer electronics industry, the adoption of new technology and the timing of product life-cycles continue to play an important role in revenue trends. For example, the demand for new television technologies did not materialize as the industry anticipated. Similarly, we saw a shift in consumer demand within mobile computing, as increased sales of tablets resulted in a lower overall sales mix of notebook computers throughout fiscal 2011.

The 0.3% revenue decline in fiscal 2011 was due primarily to a comparable store sales decline of 3.0%, partially offset by the impact of net new stores opened during fiscal 2011. The components of the net revenue decrease in the Domestic segment in fiscal 2011 were as follows:

Comparable store sales impact	(2.9)%
Non-comparable sales channels(1)	(0.1)%
Net new stores	2.7%

Total revenue decrease	(0.3)%

(1)
Non-comparable sales channels reflects the impact from revenue we earn from sales channels not included within our comparable store sales calculation.

The following table presents the Domestic segment's revenue mix percentages and comparable store sales percentage changes by revenue category in fiscal 2011 and 2010:

	Revenue Mix Summary		Comparable Store Sales Summary
	Year Ended		Year Ended
	February 26, 2011	February 27, 2010	February 26, 2011	February 27, 2010

Consumer electronics	37%	39%	(6.3)%	1.1%
Home office	37%	34%	3.6%	12.8%
Entertainment	14%	16%	(13.3)%	(13.2)%
Appliances	5%	4%	7.0%	(4.2)%
Services	6%	6%	0.5%	(1.1)%
Other	1%	1%	n/a	n/a

Total	100%	100%	(3.0)%	1.7%

The products having the largest impact on our comparable store sales decline in fiscal 2011 were entertainment hardware and software (which includes video gaming hardware and software, CDs and DVDs) and televisions. Comparable store sales gains in mobile phones, mobile computing (consisting of notebook computers, netbooks and tablets) partially offset these declines. Revenue from our Domestic segment's online operations increased 13% in fiscal 2011 and is incorporated in the table above.

The 6.3% comparable store sales decline in the consumer electronics revenue category was driven primarily by a decrease in the sales of televisions and cameras and camcorders, partially offset by strong sales from our expanded assortment of e-Readers. The 3.6% comparable store sales gain in the home office revenue category was primarily the result of increased sales of mobile phones due to the continued growth of Best Buy Mobile, as well as gains in the sales of mobile computing. The 13.3% comparable store sales decline in the entertainment revenue category was mainly the result of declining sales in video gaming hardware and software, partially caused by industry-wide softness combined with a decline in our market share, as well as the continued decline in the sales of DVDs and CDs as consumers shift to digital content. The 7.0% comparable store sales gain in the appliances revenue category was due to an increase in unit sales with relatively flat average selling prices, with particular strength in kitchen and small appliances. The 0.5% comparable store sales gain in the services revenue category was due primarily to a gain in the sales of computer services, partially offset by a decline in the sales of repair and home theater installation services, due in part to the decrease in television sales noted above.

Despite a modest decline in revenue, our Domestic segment experienced gross profit growth in fiscal 2011 of $324 million, or 3.6%, compared to fiscal 2010, due to rate improvements. The 0.9% of revenue increase in the gross profit rate was due to favorable rate and mix impacts of 0.7% of revenue and 0.2% of revenue, respectively, and resulted primarily from the following factors collectively:

  •
  increased sales of higher-margin mobile phones as a result of the growth in Best Buy Mobile;

  •
  a change in the form of vendor funding for fiscal 2011, shifting more dollars to gross profit than SG&A; and

  •
  improved attachment of services, particularly in the mobile computing product category;

  •
  partially offset by declining average selling prices of televisions.

Our Domestic segment's SG&A grew $348 million, or 5.0%, in fiscal 2011 compared to fiscal 2010. The increase in SG&A was driven by the opening of new stores and an increase in the Best Buy Mobile profit share-based management fee, partially offset by lower incentive compensation costs. The following factors collectively contributed to the Domestic segment's SG&A rate increase of 1.0% of revenue:

  •
  deleverage due to the comparable store sales decline;

  •
  continued growth in Best Buy Mobile (including the profit share-based management fee we paid to Best Buy Europe, which is offset in the International segment SG&A results and, therefore, has no net impact on our consolidated operating income); and

  •
  the change in the form of vendor funding as discussed above;

  •
  partially offset by lower incentive compensation costs.

The $40 million decrease in our Domestic segment's operating income for fiscal 2011 was due to an increase in restructuring charges, a modest decline in revenue, and higher SG&A spending, partially offset by increased gross profit due to an improvement in the gross profit rate. Our Domestic segment's operating income in fiscal 2011 included $51 million of restructuring charges recorded in the fiscal fourth quarter, compared to $25 million of restructuring charges recorded in fiscal 2010. The fiscal 2011 restructuring charges resulted from activities to improve efficiencies in our Domestic segment, which resulted in charges for inventory write-downs, property and equipment impairments, employee termination benefits and intangible asset impairments. The fiscal 2010 restructuring charges related primarily to updating our U.S. Best Buy store operating model, which resulted in the elimination of certain positions for which we incurred employee termination costs.

Fiscal 2010 Results Compared With Fiscal 2009

The 6.4% revenue increase in fiscal 2010 resulted primarily from the net addition of 85 new stores during fiscal 2010 and a comparable store sales gain of 1.7%.

The components of the net revenue increase in the Domestic segment in fiscal 2010 were as follows:

Net new stores	4.7%
Comparable store sales impact	1.7%

Total revenue increase	6.4%

The following table presents the Domestic segment's revenue mix percentages and comparable store sales percentage changes by revenue category in fiscal 2010 and 2009:

	Revenue Mix Summary		Comparable Store Sales Summary
	Year Ended		Year Ended
	February 27, 2010	February 28, 2009	February 27, 2010	February 28, 2009

Consumer electronics	39%	39%	1.1%	(5.8)%
Home office	34%	31%	12.8%	10.4%
Entertainment	16%	19%	(13.2)%	(5.9)%
Appliances	4%	5%	(4.2)%	(15.4)%
Services	6%	6%	(1.1)%	4.1%
Other	1%	<1%	n/a	n/a

Total	100%	100%	1.7%	(1.3)%

Our Domestic segment's comparable store sales gain in fiscal 2010 improved sequentially each quarter of the fiscal year due primarily to an increase in average ticket and reflected our market share gains. The products having the largest effect on our Domestic segment's comparable store sales gain in fiscal 2010 were notebook computers, flat-panel televisions and mobile phones. Stronger sales in these product categories were partially offset by comparable store sales declines in our entertainment revenue category. Revenue from our Domestic segment's online operations increased 22% in fiscal 2010 and is incorporated in the table above.

The 1.1% comparable store sales gain in the consumer electronics revenue category was driven primarily by increases in the sales of flat-panel televisions as unit sales increases more than offset average selling price decreases, partially offset by declines in the sales of navigation products and MP3 players. The 12.8% comparable store sales gain in the home office revenue category was primarily the result of continued growth in the sales of notebook computers, which benefited from the launch of a new operating system, as well as mobile phones, which included a full year of our Best Buy Mobile store-within-a-store experience in all U.S. Best Buy stores, partially offset by declines in the sales of computer monitors. The 13.2% comparable store sales decline in the entertainment revenue category was due principally to a decline in sales of video gaming, partially caused by industry-wide softness and a maturing product platform, as well as a continued decline in sales of DVDs and CDs. The 4.2% comparable store sales decline in the appliances revenue category was due to a decrease in unit sales which more than offset increases in average selling prices. The 1.1% comparable store sales decline in the services revenue category was due primarily to a decline in home theater installation, partially offset by modest increases in our sales of extended warranties.

Our Domestic segment experienced gross profit growth of $407 million in fiscal 2010, or 4.7% compared to fiscal 2009, due to increased revenue volumes. The 0.4% of revenue decrease in the gross profit rate was due primarily to a change in revenue mix, which reduced the gross profit rate by 0.5% of revenue and resulted from a continued shift in the revenue mix to sales of lower-margin notebook computers, partially offset by additional mix shift into higher-margin mobile phones. In addition, improved margin rate performance provided a 0.1% of revenue increase to the gross profit rate.

Despite revenue growth of 6.4%, our Domestic segment's SG&A grew only 3.1% or by $207 million. Continued store openings and significant year over year performance improvements drove higher SG&A spend in fiscal 2010 for incentive pay, payroll and benefits and rent, partially offset by lower SG&A spend in various discretionary categories such as information technology and supply chain project expenditures, store reset and transformation costs, advertising and travel. The 0.6% of revenue SG&A rate decline was primarily due to the reductions in discretionary categories discussed above, which collectively reduced the SG&A rate by 1.0% of revenue. The overall leveraging impact of higher comparable store sales on payroll and benefits further reduced the SG&A rate by 0.2% of revenue. However, we had higher incentive pay expense due to improvements in performance in fiscal 2010 and no incentive pay expense in the prior year, which collectively offset the SG&A rate improvement by 0.6% of revenue.

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

Our Domestic segment's operating income in fiscal 2010 included $25 million of restructuring charges recorded in the first fiscal quarter, compared to $72 million of restructuring charges recorded in fiscal 2009. The fiscal 2010 restructuring charges were primarily the result of updates to our Domestic segment's Best Buy branded store operating model, which resulted in the elimination of certain positions for which we incurred employee termination costs, whereas the fiscal 2009 restructuring charges related primarily to employee termination benefits offered pursuant to voluntary and involuntary separation plans at our principal corporate headquarters and certain other locations.

International

The following table presents selected financial data for our International segment for each of the past three fiscal years ($ in millions):

International Segment Performance Summary	2011(1)	2010(2)	2009(3)

Revenue	$13,086	$12,380	$9,945
Revenue gain %	5.7%	24.5%	48.6%
Comparable store sales % gain (decline)	2.4%	(3.7)%	(0.9)%
Gross profit as % of revenue	25.1%	25.3%	23.9%
SG&A as % of revenue	23.3%	23.8%	22.7%
Operating income	$83	$164	$112
Operating income as % of revenue	0.6%	1.3%	1.1%
(1)
Included within our International segment's operating income in fiscal 2011 is $171 million of restructuring charges recorded in the fiscal fourth quarter, primarily related to our plans to exit the Turkey market and restructure our Best Buy branded stores in China. These charges resulted in a decrease in our International segment's operating income of 1.3% of revenue for the fiscal year.

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

The following table reconciles our International segment stores open at the end of each of the last three fiscal years:

	Fiscal 2009	Fiscal 2010			Fiscal 2011
	Total Stores at End of Fiscal Year	Stores Opened	Stores Closed	Total Stores at End of Fiscal Year	Stores Opened	Stores Closed	Total Stores at End of Fiscal Year

Best Buy Europe — small box(1)	2,465	82	(94)	2,453	86	(99)	2,440
Best Buy Europe — big box(2)	—	—	—	—	6	—	6
Canada
Future Shop	139	5	—	144	2	—	146
Best Buy	58	6	—	64	7	—	71
Best Buy Mobile	3	1	—	4	6	—	10
China
Five Star	164	6	(12)	158	12	(4)	166
Best Buy(3)	5	1	—	6	2	—	8
Mexico
Best Buy	1	4	—	5	1	—	6
Turkey
Best Buy(3)	—	1	—	1	1	—	2

Total International segment stores	2,835	106	(106)	2,835	123	(103)	2,855

(1)
Represents The Carphone Warehouse and The Phone House small-format stores.

(2)
Represents Best Buy branded large-format stores in the U.K.

(3)
On February 21, 2011, we announced plans to exit the Turkey market and restructure the Best Buy branded stores in China during fiscal 2012.

Fiscal 2011 Results Compared With Fiscal 2010

While challenging economic conditions persisted in fiscal 2011 in many of the countries in which we operate, our International segment continued to grow revenue and experienced a comparable store sales gain for the year. A decline in operating income was due principally to the impact of the restructuring activities in fiscal 2011. Excluding the impact of foreign currency exchange rate fluctuations, the International segment experienced gross profit improvements with only a modest increase in SG&A. Continued growth in consumer spending and temporary government stimulus programs contributed to stronger sales and improved operating income in our China operations, particularly in our Five Star business. Our Canada operations faced many of the same market conditions and factors affecting the U.S. consumer electronics industry, with the adoption of new technology and the timing of product life-cycles continuing to play an important role in revenue trends. Similarly, our Europe operations saw the impacts from a constrained economy, but continued to benefit from higher Best Buy Mobile profit share-based management fees paid in fiscal 2011.

The 5.7% increase in revenue for fiscal 2011 was due to the positive impact of foreign currency exchange rate fluctuations (mainly related to the Canadian dollar), the impact of net new stores opened during fiscal 2011, and a 2.4% comparable store sales gain, partially offset by the impact of having one less week of revenue in Europe and a decline in sales in non-comparable sales channels. The increase in comparable store sales in fiscal 2011 was the result of gains in China and Europe, partially offset by a decline in Canada.

The components of the net revenue increase in fiscal 2011 were as follows:

Impact of foreign currency exchange rate fluctuations	2.4%
Net new stores	2.3%
Comparable store sales impact	2.0%
One less week of revenue for Best Buy Europe(1)	(0.6)%
Non-comparable sales channels(2)	(0.4)%

Total revenue increase	5.7%

(1)
Reflects the incremental revenue associated with Best Buy Europe in the first quarter of fiscal 2010, which had 14 weeks of activity, compared to 13 weeks in the first quarter of fiscal 2011.

(2)
Non-comparable sales channels primarily reflects the impact from revenue we earn from sales of merchandise to wholesalers and dealers as well as other non-comparable sales channels not included within our comparable store sales calculation.

The following table presents the International segment's revenue mix percentages and comparable store sales percentage changes by revenue category in fiscal 2011 and 2010:

	Revenue Mix Summary		Comparable Store Sales Summary
	Year Ended		Year Ended
	February 26, 2011	February 27, 2010	February 26, 2011	February 27, 2010

Consumer electronics	21%	20%	(2.5)%	(12.0)%
Home office	55%	53%	5.0%	(0.8)%
Entertainment	6%	7%	(12.4)%	(12.4)%
Appliances	9%	8%	15.2%	7.3%
Services	9%	12%	(1.6)%	6.2%
Other	<1%	<1%	n/a	n/a

Total	100%	100%	2.4%	(3.7)%

The products having the largest impact on our International segment's comparable store sales gain in fiscal 2011 were mobile phones, appliances and mobile computing. Increased sales in these product categories were partially offset by declines in the sales of entertainment hardware and software, including video gaming hardware and software, DVDs and CDs.

The 2.5% comparable store sales decline in the consumer electronics revenue category resulted primarily from declines in the sales of navigation products and MP3 players and accessories. Televisions remained essentially flat, as gains in the sales of televisions in China, were offset by declines in Canada, which faced market conditions similar to the U.S. The 5.0% comparable store sales gain in the home office revenue category resulted primarily from gains in the sales of mobile phones and mobile computing, partially offset by declines in sales of desktop computers, monitors and accessories. The 12.4% comparable store sales decline in the entertainment revenue category reflected a decrease in the sales of video gaming hardware and software and continued decreases in sales of DVDs and CDs. The 15.2% comparable store sales gain in the appliances revenue category resulted primarily from increases in the sales of appliances within our Five Star operations, where growth in consumer spending and temporary government stimulus programs continued to contribute to stronger sales. The 1.6% comparable store sales decline in the services revenue category was due primarily to a decrease in the sales of extended warranties driven by declines in the sales of televisions and notebook computers in Canada.

Our International segment experienced gross profit growth in fiscal 2011 of $153 million, or 4.9%. The increase in gross profit in fiscal 2011 was due to an increase in revenue and the favorable impact of foreign currency exchange rate fluctuations, as the gross profit rate decreased slightly. The 0.2% of revenue decrease in the gross profit rate in fiscal 2011 reflects an unfavorable mix impact of 0.5% of revenue, partially offset by a favorable rate impact of 0.3% of revenue. The unfavorable mix impact resulted primarily from growth in our lower-margin China business and a decrease in the mix of our higher-margin Europe business. The favorable rate impact was mainly the result of gains in Canada, with improved margins in all product categories, especially mobile computing and entertainment hardware and software. In addition, restructuring charges in fiscal 2011 had an unfavorable impact of 0.1% of revenue.

In fiscal 2011, our International segment's SG&A increased $104 million, or 3.5%, driven primarily by the unfavorable impact of foreign currency exchange rate fluctuations and increased spending associated with new store openings across the segment, partially offset by a decrease in Europe due to the higher Best Buy Mobile profit share-based management fee. Excluding the impact of foreign currency exchange rate fluctuations, our International segment's SG&A increased $35 million. The 0.5% of revenue improvement in the SG&A rate was driven primarily by a rate decline in Europe due to the higher Best Buy Mobile profit share-based management fee and the favorable mix impact from both growth in our lower-rate China business and a decrease in the sales mix of our higher-rate Europe business. These improvements were partially offset by a rate increase in Canada caused by the deleveraging impact of its comparable store sales decline and increased advertising costs to drive traffic.

The decrease in our International segment's operating income in fiscal 2011 resulted primarily from higher restructuring charges and costs associated with the operation of new large-format stores in Europe, China, Mexico and Turkey, partially offset by higher operating income in Europe and from Five Star. Our International segment's operating income in fiscal 2011 included $171 million of restructuring charges recorded in the fourth fiscal quarter, compared to $27 million of restructuring charges recorded in fiscal 2010. The fiscal 2011 restructuring charges primarily related to inventory write-downs, property and equipment impairments, employee termination benefits and facility closure costs as a result of our plans to exit the Turkey market and restructure the Best Buy branded stores in China. The fiscal 2010 restructuring charges were related primarily to employee termination benefits and business reorganization costs at Best Buy Europe.

Fiscal 2010 Results Compared With Fiscal 2009

The 24.5% increase in revenue for fiscal 2010 was due to the inclusion of Best Buy Europe, which contributed no revenue in the first six months of fiscal 2009 and $2.6 billion of revenue in the first six months of fiscal 2010, and the impact of net new stores opened during fiscal 2010, partially offset by the comparable store sales decline of 3.7% and decreases in our non-comparable sales channels. The decrease in comparable store sales was the result of a comparable store sales decline in Canada, partially offset by comparable store sales gains in Europe and China. Fluctuations in foreign currency exchange rates did not have a significant impact on revenue for fiscal 2010.

The components of the net revenue increase in fiscal 2010 were as follows:

Acquisition of Best Buy Europe	25.8%
Net new stores	3.5%
Impact of foreign currency	0.4%
Comparable store sales impact	(3.3)%
Non-comparable sales channels(1)	(1.9)%

Total revenue increase	24.5%

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

The following table presents the International segment's revenue mix percentages and comparable store sales percentage changes by revenue category in fiscal 2010 and 2009:

	Revenue Mix Summary		Comparable Store Sales Summary
	Year Ended(1)		Year Ended(2)
	February 27, 2010	February 28, 2009	February 27, 2010	February 28, 2009

Consumer electronics	20%	26%	(12.0)%	(0.9)%
Home office	53%	45%	(0.8)%	(2.7)%
Entertainment	7%	9%	(12.4)%	3.3%
Appliances	8%	10%	7.3%	(2.2)%
Services	12%	10%	6.2%	3.1%
Other	<1%	<1%	n/a	n/a

Total	100%	100%	(3.7)%	(0.9)%

(1)
The International segment's revenue mix changed beginning in the third quarter of fiscal 2009 due to our acquisition of Best Buy Europe, whose business primarily relates to the sale of mobile phones and voice and data service plans, which are included in our home office revenue category. In addition, Best Buy Europe offers mobile phone insurance and other mobile and fixed-line telecommunication services, which are included in our services revenue category. As a result, the International segment's home office and services revenue categories grew in fiscal 2010, resulting in a lower mix percentage for the segment's consumer electronics, entertainment and appliances revenue categories.

(2)
The comparable store sales figures for the fiscal year ended February 27, 2010, included six months of Best Buy Europe's comparable store sales. However, comparable store sales for the fiscal year ended February 28, 2009, did not include Best Buy Europe as the third quarter of fiscal 2010 was the first period in which Best Buy Europe was included in our comparable store sales calculation.

The products having the largest impact on our International segment's comparable store sales decline in fiscal 2010 were flat-panel televisions, video gaming and digital cameras and camcorders. Weaker sales of these products were partially offset by comparable store sales gains in appliances, notebook computers and services. Our International segment's comparable store sales improved sequentially each quarter of fiscal 2010 amidst improving global economic conditions and temporary government stimulus programs in China.

The 12.0% comparable store sales decline in the consumer electronics revenue category resulted primarily from declines in the sales of flat-panel televisions, digital cameras and camcorders, and navigation products. The 0.8% comparable store sales decline in the home office revenue category resulted primarily from comparable store sales declines in computer monitors and accessories, partially offset by gains in the sales of notebook computers and mobile phones. The 12.4% comparable store sales decline in the entertainment revenue category reflected a decrease in the sales of video gaming hardware and software and continued decreases in sales of DVDs and CDs. The 7.3% comparable store sales gain in the appliances revenue category resulted from increases in the sales of major appliances and small electrics, notably within our Canada and China operations where promotions and temporary government stimulus programs in China helped to fuel stronger sales. The 6.2% comparable store sales gain in the services revenue category was due primarily to an increase in revenue from our product repair business.

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

The increase in our International segment's operating income resulted primarily from higher operating income in Europe and China, partially offset by increased new store investments in Mexico and Turkey, $27 million of restructuring charges and slightly lower operating income in Canada.

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

Additional Consolidated Results

Other Income (Expense)

Our investment income and other in fiscal 2011 was $51 million, compared to $54 and $35 million in fiscal 2010 and 2009, respectively. The relatively flat investment income in fiscal 2011 compared to fiscal 2010 was principally the result of lower returns on our deferred compensation assets, partially offset by the gain on the sale of our former Speakeasy business in fiscal 2011. The increase in fiscal 2010 compared to fiscal 2009 was due primarily to the gains we recorded in fiscal 2010 on our deferred compensation assets, which experienced better returns when compared to the prior year. Gains on these assets have no impact on our net earnings, as they are offset by expense recorded within SG&A. Partially offsetting the increase was the impact of lower interest rates earned on our cash and investment balances in fiscal 2010.

Interest expense in fiscal 2011 was $87 million, compared to $94 million in both fiscal 2010 and 2009. The decrease in interest expense in fiscal 2011, compared to fiscal 2010, was the result of lower average short-term borrowings throughout fiscal 2011, partially offset by higher average interest rates on outstanding short-term borrowings. The relatively flat interest expense from fiscal 2009 to 2010 was the result of lower average short-term borrowings during the year, which was fully offset by a full year of higher interest-bearing long-term debt.

Effective Income Tax Rate

Our effective income tax rate ("ETR") was 34.4% in fiscal 2011, compared to 36.5% in fiscal 2010 and 39.6% in fiscal 2009. The decrease in the ETR in fiscal 2011 compared to fiscal 2010 was due primarily to the impact of increased tax benefits from foreign operations, tax benefits resulting from the sale of our former Speakeasy business and the favorable resolution of certain non-recurring items. Excluding the impact of various fiscal 2011 non-recurring items, the ETR would have been approximately 36.5%.

The decrease in the ETR in fiscal 2010 compared to fiscal 2009 was due principally to the fiscal 2009 impacts of the other-than-temporary impairment of our investment in the common stock of CPW and the non-deductibility of our $62 million goodwill impairment charge, as well as the favorable net impact of certain discrete foreign tax matters in the third quarter of fiscal 2010. Excluding the impact of the fiscal 2010 discrete foreign tax matters, the fiscal 2010 ETR would have been 38.3%. Additionally, excluding the impact of the fiscal 2009 impairment charges, the fiscal 2009 ETR would have been 36.8%.

Net Earnings Attributable to Noncontrolling Interests

The increase in net earnings attributable to noncontrolling interests in fiscal 2011 compared to fiscal 2010 was due to the higher net earnings of Best Buy Europe, in which Carphone Warehouse Group plc has a 50% noncontrolling interest. The increase in net earnings attributable to noncontrolling interests in fiscal 2010 compared to fiscal 2009 was due to having a full year of earnings from Best Buy Europe in fiscal 2010, as we did not acquire Best Buy Europe until the second quarter of fiscal 2009.

Impact of Inflation and Changing Prices

Highly competitive market conditions and the general economic environment minimized inflation's impact on the selling prices of our products and services, and on our expenses. In addition, price deflation and the continued commoditization of key technology products limited our ability to increase our gross profit rate.

Liquidity and Capital Resources

Summary

We continue to closely manage our liquidity and capital resources. The key variables we use to manage liquidity requirements and investments to support our growth strategies include discretionary SG&A spending, capital expenditures, credit facilities and short-term borrowing arrangements, working capital and our share repurchase program.

Capital expenditures, particularly with respect to opening new stores and remodeling existing stores, is a component of our cash flow and capital management strategy which, to a large extent, we can adjust in response to economic and other changes in our business environment. In both fiscal 2011 and 2010, we moderated our capital spending in response to the challenging economic environment relative to our recent historical trend.

We ended fiscal 2011 with $1.1 billion of cash and cash equivalents and short-term investments, compared to $1.9 billion at the end of fiscal 2010. The decrease in cash and cash equivalents was due primarily to the $1.2 billion of cash utilized in fiscal 2011 to repurchase shares of our common stock, as well as decreased cash generated from operations in fiscal 2011 as compared to fiscal 2010. Working capital, the excess of current assets over current liabilities, was $1.8 billion at the end of fiscal 2011, an increase from $1.6 billion at the end of fiscal 2010. Operating cash flow decreased 46.1% to $1.2 billion in fiscal 2011 compared to fiscal 2010, while capital expenditures increased 21.0% to $744 million.

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for each of the past three fiscal years ($ in millions):

	2011	2010	2009

Total cash provided by (used in):
Operating activities	$1,190	$2,206	$1,877
Investing activities	(569)	(540)	(3,427)
Financing activities	(1,357)	(348)	591
Effect of exchange rate changes on cash	13	10	19

(Decrease) increase in cash and cash equivalents	$(723)	$1,328	$(940)

Operating Activities

The decrease in cash provided by operating activities in fiscal 2011 compared to fiscal 2010 was due primarily to an increase in cash used for accounts payable, as well as a decrease in cash provided by accounts receivable. The increase in cash used for accounts payable was due primarily to the timing and level of inventory receipts compared to vendor payments as we approached fiscal 2011 year-end. As we reduced inventory receipts in January and February 2011 in response to lower holiday sales trends, our total accounts payable declined. Cash used for inventory was also lower in fiscal 2011 compared to fiscal 2010 because the fiscal 2011 year-over-year increase in inventory was lower than in the prior year due to focused efforts to manage inventory levels in light of comparable store sales declines. The decrease in cash provided by accounts receivable was due primarily to the timing of several large payments due from our vendors at the end of fiscal 2011. Other fluctuations in cash from operating activities were due primarily to higher incentive compensation payments in fiscal 2011 (relating to our fiscal 2010 performance) and other miscellaneous timing differences.

The increase in cash provided by operating activities in fiscal 2010 compared to 2009 was due primarily to increases in cash provided by net earnings, accounts receivable, other liabilities and accrued income taxes, partially offset by an increase in cash used for merchandise inventories. The increase in cash provided by accounts receivable was due primarily to the timing of receipt of customer and network carrier receivables in our Europe business, as well as network carrier receivables associated with Best Buy Mobile in the U.S. The increases in cash provided by other liabilities were due primarily to the timing and magnitude of transaction taxes payable in various jurisdictions, as well as accrued bonuses. Finally, the increase in cash provided by accrued income taxes was due to the timing and magnitude of tax accruals as a result of higher net earnings. These changes were largely offset by the increase in cash used for merchandise inventories due to increased inventory levels in fiscal 2010, notably in notebook computers and flat-panel televisions, as a result of increased consumer demand and a strengthening economy, compared to fiscal 2009 when we tightened inventory levels amidst a weaker economy and lower holiday sales.

Investing Activities

Cash used in investing activities was relatively flat in fiscal 2011 compared to fiscal 2010, as an increase in cash used for capital expenditures was offset by an increase in cash provided by the sale of a portion of our auction rate securities ("ARS") during fiscal 2011. See Auction Rate Securities and Restricted Cash and Capital Expenditures below for additional information.

The decrease in cash used in investing activities in fiscal 2010 compared to fiscal 2009 was due primarily to the $2.2 billion of net cash associated with the acquisition of businesses in fiscal 2009, largely Best Buy Europe. Also contributing to the decrease was a decrease in capital expenditures to $615 million in fiscal 2010, compared to $1.3 billion in fiscal 2009.

Financing Activities

The increase in cash used in financing activities in fiscal 2011 compared to fiscal 2010 was primarily the result of $1.2 billion of cash we used to repurchase our common stock in fiscal 2011. We had no repurchases in fiscal 2010.

The change in cash used in financing activities in fiscal 2010, compared to cash provided by financing activities in fiscal 2009, was primarily the result of a $1.1 billion decrease in borrowings, net of repayments, compared to the prior year. Larger borrowings in the prior year were associated with the acquisition of Best Buy Europe and normal working capital needs. In addition, our increased operating cash flows in fiscal 2010 allowed us to reduce our short-term borrowings.

Sources of Liquidity

Funds generated by operating activities, available cash and cash equivalents, and our credit facilities continue to be our most significant sources of liquidity. We believe our sources of liquidity will be sufficient to sustain operations and to finance anticipated expansion plans and strategic initiatives in fiscal 2012. However, in the event our liquidity is insufficient, we may be required to limit our future expansion plans or we may not be able to pursue business opportunities. There can be no assurance that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under our existing credit facilities or obtain additional financing, if necessary, on favorable terms.

We have a $2.3 billion five-year unsecured revolving credit facility, as amended (the "Credit Facility"), with a syndicate of banks, with no borrowings outstanding at February 26, 2011. The Credit Facility expires in September 2012. At April 20, 2011, we had no borrowings outstanding under the Credit Facility.

We have $813 million available under secured and unsecured revolving credit facilities related to our International segment operations, of which $557 million was outstanding at February 26, 2011.

We previously had a revolving credit line with UBS AG and its affiliates (collectively, "UBS") secured by the par value of our UBS-brokered ARS. However, pursuant to the settlement described in Note 3, Investments, of the Notes to Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, the revolving credit line expired by its terms during the second quarter of fiscal 2011 when UBS bought back all of our UBS-brokered ARS.

Our ability to access our credit facilities is subject to our compliance with the terms and conditions of our facilities, including financial covenants. The financial covenants require us to maintain certain financial ratios. At February 26, 2011, we were in compliance with all such financial covenants. If an event of default were to occur with respect to any of our other debt, it would likely constitute an event of default under our credit facilities as well.

An interest coverage ratio represents the ratio of pre-tax earnings before fixed charges (interest expense and the interest portion of rent expense) to fixed charges. Our interest coverage ratio, calculated as reported in Exhibit No. 12.1 of this Annual Report on Form 10-K, was 5.78 and 6.08 in fiscal 2011 and 2010, respectively.

Our credit ratings and outlooks at April 20, 2011, are summarized below and are consistent with the ratings and outlooks reported in our Annual Report on Form 10-K for the fiscal year ended February 27, 2010.

Rating Agency	Rating	Outlook

Fitch Ratings Ltd.	BBB+	Negative
Moody's Investors Service, Inc.	Baa2	Stable
Standard & Poor's Ratings Services	BBB-	Stable

Factors that can affect our credit ratings include changes in our operating performance, the economic environment, conditions in the retail and consumer electronics industries, our financial position, and changes in our business strategy. We are not aware of any current circumstances which could cause our credit ratings to be significantly downgraded. If a downgrade were to occur, it could adversely impact, among other things, our future borrowing costs, access to capital markets, vendor financing terms and future new-store occupancy costs. In addition, the conversion rights of the holders of our convertible debentures could be accelerated if our credit ratings were to be downgraded.

Auction Rate Securities and Restricted Cash

At February 26, 2011, and February 27, 2010, we had $110 million and $280 million, respectively, invested in ARS recorded at fair value within short-term investments and equity and other investments (long-term) in our consolidated balance sheets. The majority of our ARS portfolio is AAA/Aaa-rated and collateralized by student loans, which are guaranteed 95% to 100% by the U.S. government. Due to the auction failures that began in mid-February 2008, we have been unable to liquidate some of our ARS. The investment principal associated with our ARS subject to failed auctions will not be accessible until successful auctions occur, a buyer is found outside of the auction process, the issuers establish a different form of financing to replace these securities, or final payments are due according to the contractual maturities of the debt issues, which range from five to 32 years. We intend to hold our ARS until we can recover the full principal amount through one of the means described above, and have the ability to do so based on our other sources of liquidity.

Our liquidity is also affected by restricted cash balances that are pledged as collateral or restricted to use for vendor payables, general liability insurance, workers' compensation insurance and customer warranty and insurance programs. Restricted cash and cash equivalents, which are included in other current assets, were $488 million and $482 million at February 26, 2011, and February 27, 2010, respectively.

Capital Expenditures

A component of our long-term strategy is our capital expenditure program. This program includes, among other things, investments in new stores, store remodeling, store relocations and expansions, new distribution facilities and information technology enhancements. During fiscal 2011, we invested $744 million in property and equipment, including opening 147 new stores, expanding and remodeling certain stores, and upgrading our information technology systems and capabilities. The 21.0% increase in our capital expenditures compared to the prior fiscal year was due primarily to increased spending on information technology and additional store-related projects.

The following table presents our capital expenditures for each of the past three fiscal years ($ in millions):

	2011	2010	2009

New stores	$193	$229	$387
Store-related projects(1)	208	90	333
Information technology	327	275	494
Other	16	21	89

Total capital expenditures(2)	$744	$615	$1,303

(1)
Includes store remodels and expansions, as well as various merchandising projects.

(2)
Total capital expenditures exclude non-cash capital expenditures of $81, $9 and $42 for fiscal 2011, 2010, and 2009, respectively. Non-cash capital expenditures are comprised of capitalized leases of $52, $9 and $35, as well as additions to property and equipment included in accounts payable of $29, $0 and $7, respectively, for each fiscal year.

Refer to Note 13, Contingencies and Commitments, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information regarding our significant commitments for capital expenditures at February 26, 2011.

Debt and Capital

2013 Notes

In June 2008, we sold $500 million principal amount of notes due July 15, 2013 (the "2013 Notes"). The 2013 Notes bear interest at a fixed rate of 6.75% per year, payable semi-annually on January 15 and July 15 of each year, beginning January 15, 2009. The interest payable on the 2013 Notes is subject to adjustment if either Moody's Investors Service, Inc. or Standard & Poor's Ratings Services downgrades the rating assigned to the 2013 Notes to below investment grade. Net proceeds from the sale of the 2013 Notes were $496 million, after an initial issuance discount of approximately $1 million and other transaction costs.

We may redeem some or all of the 2013 Notes at any time, at a price equal to 100% of the principal amount of the 2013 Notes redeemed plus accrued and unpaid interest to the redemption date and an applicable make-whole amount as described in the indenture relating to the 2013 Notes.

The 2013 Notes are unsecured and unsubordinated obligations and rank equally with all of our other unsecured and unsubordinated debt. The 2013 Notes contain covenants that, among other things, limit our ability and the ability of our North American subsidiaries to incur debt secured by liens, enter into sale and lease-back transactions and, in the case of such subsidiaries, incur debt.

Convertible Debentures

In January 2002, we sold convertible subordinated debentures having an aggregate principal amount of $402 million. The proceeds from the offering, net of $6 million in offering expenses, were $396 million. On January 15, 2007, the debentures became callable at par, at our option, for cash. The debentures mature in 2022.

Holders may require us to purchase all or a portion of the debentures on January 15, 2012, and again on January 15, 2017, if not previously redeemed, at a purchase price equal to 100% of the principal amount of the debentures plus accrued and unpaid interest up to but not including the date of purchase. We have the option to settle the purchase price in cash, stock, or a combination of cash and stock. Since holders may require us to purchase all or a portion of the debentures on January 15, 2012, we classified the debentures in the current portion of long-term debt at February 26, 2011.

The debentures become convertible into shares of our common stock at a conversion rate of 21.7391 shares per $1,000 principal amount of debentures, equivalent to an initial conversion price of $46.00 per share, if the closing price of our common stock exceeds a specified price for 20 consecutive trading days in a 30-trading day period preceding the date of conversion, if our credit rating falls below specified levels, if the debentures are called for redemption or if certain specified corporate transactions occur. The debentures were not convertible at February 26, 2011, and have not been convertible through April 20, 2011.

The debentures have an interest rate of 2.25% per annum. The interest rate may be reset, but not below 2.25% or above 3.25%, on July 15, 2011, and July 15, 2016. One of our subsidiaries has guaranteed the debentures.

2016 Notes and 2021 Notes

Subsequent to fiscal 2011, we sold $350 million principal amount of notes due March 15, 2016 (the "2016 Notes") and $650 million principal amount of notes due March 15, 2021 (the "2021 Notes", and together with the 2016 Notes, the "Notes"). The 2016 Notes bear interest at a fixed rate of 3.75% per year, while the 2021 Notes bear interest at a fixed rate of 5.50% per year. Interest on the Notes is payable semi-annually on March 15 and September 15 of each year, beginning September 15, 2011. The Notes were issued at a slight discount to par, which when coupled with underwriting discounts of $6 million, resulted in net proceeds from the sale of the Notes of $990 million.

We may redeem some or all of the Notes at any time at a redemption price equal to the greater of (i) 100% of the principal amount of the Notes redeemed and (ii) the sum of the present values of each remaining scheduled payment of principal and interest on the Notes redeemed discounted to the redemption date on a semiannual basis, plus accrued and unpaid interest on the principal amount of the Notes to the redemption date as described in the indenture (including the supplemental indenture) relating to the Notes. Furthermore, if a change of control triggering event occurs, unless we have previously exercised our option to redeem the Notes, we will be required to offer to purchase the Notes at a price equal to 101% of the principal amount of the Notes, plus accrued and unpaid interest to the purchase date.

The Notes are unsecured and unsubordinated obligations and rank equally with all of our other unsecured and unsubordinated debt. The Notes contain covenants that, among other things, limit our ability and the ability of our North American subsidiaries to incur debt secured by liens or to enter into sale and lease-back transactions.

Other

At the end of fiscal 2011, we had $170 million outstanding under financing lease obligations.

Share Repurchases and Dividends

From time to time, we repurchase our common stock in the open market pursuant to programs approved by our Board. We may repurchase our common stock for a variety of reasons, such as acquiring shares to offset dilution related to equity-based incentives, including stock options and our employee stock purchase plan, and optimizing our capital structure.

In June 2007, our Board authorized up to $5.5 billion in share repurchases. The program, which became effective on June 26, 2007, terminated and replaced a $1.5 billion share repurchase program authorized by our Board in June 2006. There is no expiration date governing the period over which we can repurchase shares under the June 2007 program.

We repurchased and retired 32.6 million shares at a cost of $1.2 billion in fiscal 2011. We made no share repurchases in fiscal 2010 or 2009. At the end of fiscal 2011, $1.3 billion of the $5.5 billion share repurchase program authorized by our Board in June 2007 was available for future share repurchases.

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

In fiscal 2004, our Board initiated the payment of a regular quarterly cash dividend on our common stock. A quarterly cash dividend has been paid in each subsequent quarter. Effective with the quarterly cash dividend paid in the third quarter of fiscal 2009, we increased our quarterly cash dividend per share by 8% to $0.14 per share, and maintained our cash dividend at that rate for the balance of fiscal 2009 and throughout fiscal 2010. We increased our quarterly cash dividend per share by 7% to $0.15 per share effective with the quarterly cash dividend paid in the third quarter of fiscal 2011. The payment of cash dividends is subject to customary legal and contractual restrictions. During fiscal 2011, we made four cash dividend payments totaling $0.58 per share, or $237 million in the aggregate.

Other Financial Measures

Our debt to earnings ratio was 1.3 at the end of both fiscal 2011 and 2010. Our adjusted debt to earnings before interest, income taxes, depreciation, amortization and rent ("EBITDAR") ratio, which includes capitalized operating lease obligations in its calculation, was 2.5 at the end of both fiscal 2011 and 2010, as an increase in operating lease obligations in fiscal 2011 was offset by an increase in the amount of depreciation and amortization (including impairments).

Our adjusted debt to EBITDAR ratio is considered a non-GAAP financial measure and should be considered in addition to, rather than as a substitute for, the most directly comparable ratio determined in accordance with accounting principles generally accepted in the U.S. ("GAAP"). We have included this information in our MD&A as we view the adjusted debt to EBITDAR ratio as an important indicator of our creditworthiness. Furthermore, we believe that our adjusted debt to EBITDAR ratio is important for understanding our financial position and provides meaningful additional information about our ability to service our long-term debt and other fixed obligations and to fund our future growth. We also believe our adjusted debt to EBITDAR ratio is relevant because it enables investors to compare our indebtedness to that of retailers who own, rather than lease, their stores. Our decision to own or lease real estate is based on an assessment of our financial liquidity, our capital structure, our desire to own or to lease the location, the owner's desire to own or to lease the location, and the alternative that results in the highest return to our shareholders.

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

The following table presents a reconciliation of our debt to net earnings ratio to our adjusted debt to EBITDAR ratio ($ in millions):

	2011(1)	2010(1)

Debt (including current portion)	$1,709	$1,802
Capitalized operating lease obligations (8 times rental expense)(2)	9,271	9,013

Adjusted debt	$10,980	$10,815

Net earnings including noncontrolling interests(3)	$1,366	$1,394
Interest expense, net	36	40
Income tax expense	714	802
Depreciation and amortization expense(4)	1,145	930
Rental expense	1,159	1,127

EBITDAR	$4,420	$4,293

Debt to net earnings ratio	1.3	1.3
Adjusted debt to EBITDAR ratio	2.5	2.5
(1)
Debt is reflected as of the balance sheet dates for each of the respective fiscal year-ends, while rental expense and the other components of EBITDAR represent activity for the 12 months ended as of each of the respective balance sheet dates.

(2)
The multiple of eight times annual rental expense in the calculation of our capitalized operating lease obligations is the multiple used for the retail sector by one of the nationally recognized credit rating agencies that rate our creditworthiness, and we consider it to be an appropriate multiple for our lease portfolio.

(3)
We utilize net earnings including noncontrolling interests within our calculation as such net earnings and related cash flows attributable to noncontrolling interests are available to service our debt and operating lease commitments.

(4)
Depreciation and amortization expense includes impairments of fixed assets, investments, goodwill and intangible assets (including impairments associated with our fiscal 2011 restructuring).

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

The following table presents information regarding our contractual obligations by fiscal year ($ in millions):

		Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Short-term debt obligations	$557	$557	$—	$—	$—
Long-term debt obligations	903	402	500	—	1
Capital lease obligations	79	14	27	20	18
Financing lease obligations	170	25	47	45	53
Interest payments	686	128	183	127	248
Operating lease obligations(1)	8,247	1,208	2,245	1,864	2,930
Purchase obligations(2)	1,989	1,135	446	393	15
Unrecognized tax benefits(3)	359
Deferred compensation(4)	64

Total	$13,054	$3,469	$3,448	$2,449	$3,265

Note: For additional information refer to Note 6, Debt; Note 9, Leases; Note 11, Income Taxes and Note 13, Contingencies and Commitments, in the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

(1)
Operating lease obligations do not include payments to landlords covering real estate taxes and common area maintenance. These charges, if included, would increase total operating lease obligations by $2.2 billion at February 26, 2011.

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

(4)
Included in other long-term liabilities on our consolidated balance sheet at February 26, 2011, was a $64 million obligation for deferred compensation. As the specific payment dates for the deferred compensation are unknown, the related balances have not been reflected in the "Payments Due by Period" section of the table.

Additionally, we have $2.5 billion in undrawn capacity on our credit facilities at February 26, 2011, which if drawn upon, would be included as liabilities in our consolidated balance sheets.

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

Inventory

We value our inventory at the lower of the cost or market through the establishment of markdown and inventory loss adjustments.
Our inventory valuation reflects markdowns for the excess of the cost over the amount we expect to realize from the ultimate sale or other disposal of the inventory. Markdowns establish a new cost basis for our inventory. Subsequent changes in facts or circumstances do not result in the reversal of previously recorded markdowns or an increase in that newly established cost basis.

Our inventory valuation also reflects adjustments for anticipated physical inventory losses (e.g., theft) that have occurred since the last physical inventory. Physical inventory counts are taken on a regular basis to ensure that the inventory reported in our consolidated financial statements is properly stated.
Our markdown adjustment contains uncertainties because the calculation requires management to make assumptions and to apply judgment regarding inventory aging, forecasted consumer demand, the promotional environment and technological obsolescence.
Our inventory loss adjustment contains uncertainties because the calculation requires management to make assumptions and to apply judgment regarding a number of factors, including historical results and current inventory loss trends.
We have not made any material changes in the accounting methodology we use to establish our markdown or inventory loss adjustments during the past three fiscal years.
We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our markdowns. However, if estimates regarding consumer demand are inaccurate or changes in technology affect demand for certain products in an unforeseen manner, we may be exposed to losses or gains that could be material. A 10% difference in our actual markdowns at February 26, 2011, would have affected net earnings by approximately $12 million in fiscal 2011.

We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our inventory loss adjustment. However, if our estimates regarding physical inventory losses are inaccurate, we may be exposed to losses or gains that could be material. A 10% difference in actual physical inventory loss adjustments at February 26, 2011, would have affected net earnings by approximately $6 million in fiscal 2011.
Vendor Allowances

We receive funds from vendors for various programs, primarily as reimbursements for costs such as markdowns, margin protection, advertising and sales incentives.
Vendor allowances provided as a reimbursement of specific, incremental and identifiable costs incurred to promote a vendor's products are included as an expense reduction when the cost is incurred. All other vendor allowances are generally in the form of receipt-based funds or sell-through credits. Receipt-based funds are generally determined based on our level of inventory purchases and initially deferred and recorded as a reduction of merchandise inventories. The deferred amounts are then included as a reduction of cost of goods sold when the related product is sold. Sell-through credits are generally based on the number of units we sell over a specified period and are recognized when the related product is sold.
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
We have not made any material changes in the accounting methodology we use to record different forms of vendor allowances or vendor receivables during the past three fiscal years.
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
A 10% difference in our vendor receivables at February 26, 2011, would have affected net earnings by approximately $22 million in fiscal 2011.

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

Goodwill and Intangible Assets

We evaluate goodwill and other indefinite-lived intangible assets for impairment annually in the fiscal fourth quarter and whenever events or changes in circumstances indicate their carrying value may not be recoverable.
We test for goodwill impairment at the reporting unit level, which is at the operating segment level or one level below the operating segment. Our impairment evaluation involves comparing the fair value of each reporting unit to its carrying value, including goodwill. Fair value reflects the price a market participant would be willing to pay in a potential sale of the reporting unit. If the fair value exceeds carrying value, then it is concluded that no goodwill impairment has occurred. If the carrying value of the reporting unit exceeds its fair value, a second step is required to measure possible goodwill impairment loss. The second step includes hypothetically valuing the tangible and intangible assets and liabilities of the reporting unit as if the reporting unit had been acquired in a business combination. Then, the implied fair value of the reporting unit's goodwill is compared to the carrying value of that goodwill. If the carrying value of the reporting unit's goodwill exceeds the implied fair value of the goodwill, we recognize an impairment loss in an amount equal to the excess, not to exceed the carrying value.
We carry forward the detailed determination of the fair value of a reporting unit in our annual goodwill impairment analysis if three criteria are met: (1) the assets and liabilities that make up the reporting unit have not changed significantly since the most recent fair value determination; (2) the most recent fair value determination resulted in an amount that exceeded the carrying amount of the reporting unit by a substantial margin; and (3) based on an analysis of events that have occurred since the most recent fair value determination, the likelihood that a current fair value determination would be less than the current carrying amount of the reporting unit is remote. For all other reporting units, we perform a detailed determination of fair value of the reporting unit.
Our detailed impairment analysis involves the use of a discounted cash flow model. Significant management judgment is necessary to evaluate the impact of operating and macroeconomic changes on each reporting unit. Critical assumptions include projected comparable store sales growth, store count, gross profit rates, SG&A rates, working capital fluctuations, capital expenditures and terminal growth rates, as well as an appropriate discount rate. We determine discount rates separately for each reporting unit using the capital asset pricing model. For fiscal 2011, such discount rates ranged from 8.5% to 12.5%. We also use comparable market earnings multiple data and our company's market capitalization to corroborate our reporting unit valuations.

These types of analyses contain uncertainties because they require management to make assumptions and to apply judgment to estimate industry economic factors and the profitability of future business strategies. It is our policy to conduct impairment testing based on our current business strategy in light of present industry and economic conditions, as well as our future expectations.
We have not made any material changes in the accounting methodology we use to assess impairment loss on goodwill and other intangible assets during the past three fiscal years.
The carrying values of goodwill and indefinite-lived intangible assets at February 26, 2011, were $2.5 billion and $105 million, respectively.
In fiscal 2011, we identified no goodwill impairments. We determined that the excess of fair value over carrying value for each of our reporting units was substantial.
As part of our fiscal 2011 restructuring, we recorded an impairment charge of $10 million related to certain indefinite-lived tradenames in our Domestic segment
We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to test for impairment losses on goodwill and other intangible assets. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to an impairment charge that could be material.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions

Tax Contingencies

Our income tax returns, like those of most companies, are periodically audited by domestic and foreign tax authorities. These audits include questions regarding our tax filing positions, including the timing and amount of deductions and the allocation of income among various tax jurisdictions. At any one time, multiple tax years are subject to audit by the various tax authorities. In evaluating the exposures associated with our various tax filing positions, we record a liability for such exposures. A number of years may elapse before a particular matter, for which we have established a liability, is audited and fully resolved or clarified. We adjust our liability for unrecognized tax benefits and income tax provision in the period in which an uncertain tax position is effectively settled, the statute of limitations expires for the relevant taxing authority to examine the tax position or when more information becomes available.
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

We have customer loyalty programs which allow members to earn points for each purchase completed at any of our Best Buy branded stores, or through our related Web sites or when using our co-branded credit cards in the U.S. and Canada. Points earned enable members to receive a certificate that may be redeemed on future purchases at Best Buy branded stores and Web sites. The value of points earned by our loyalty program members is included in accrued liabilities and recorded as a reduction in revenue at the time the points are earned, based on the value of points that are projected to be redeemed.
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
A 10% change in our sales return reserve at February 26, 2011, would have affected net earnings by approximately $1 million in fiscal 2011.
A 10% change in our allowance for doubtful accounts receivable at February 26, 2011, would have affected net earnings by approximately $8 million in fiscal 2011.
A 10% change in our gift card breakage rate at February 26, 2011, would have affected net earnings by approximately $14 million in fiscal 2011.
A 10% change in our customer loyalty program liability at February 26, 2011, would have affected net earnings by approximately $6 million in fiscal 2011.

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
A 10% change in our location closing liability at February 26, 2011, would have affected net earnings by approximately $5 million in fiscal 2011.
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
A 10% change in our stock-based compensation expense for the year ended February 26, 2011, would have affected net earnings by approximately $7 million in fiscal 2011.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions

Self-Insured Liabilities

We are self-insured for certain losses related to health, workers' compensation and general liability claims, as well as customer warranty and insurance programs, although we obtain third party insurance coverage to limit our exposure to these claims. We maintain wholly-owned insurance captives to manage a portion of these self-insured liabilities.

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
A 10% change in our self-insured liabilities at February 26, 2011, would have affected net earnings by approximately $8 million in fiscal 2011.
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
During the last three fiscal years, we completed three significant acquisitions:
    •  In February 2009, we acquired the remaining 25% interest in Five Star for $196 million, after having acquired a 75% interest in Five Star in June 2006.
    •  In October 2008, we acquired Napster for $122 million, including transaction costs.
    •  In June 2008, we acquired a 50% interest in Best Buy Europe for $2.2 billion, including transaction costs.
See Note 2, Acquisitions, to the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for the final purchase price allocations completed in fiscal 2010 for such acquisitions.

New Accounting Standards

Consolidation of Variable Interest Entities — In June 2009, the Financial Accounting Standards Board ("FASB") issued new guidance on the treatment of a consolidation of variable interest entities ("VIE") in response to concerns about the application of certain key provisions of pre-existing guidance, including those regarding the transparency of an involvement with a VIE. Specifically, this new guidance requires a qualitative approach to identifying a controlling financial interest in a VIE and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. In addition, this new guidance requires additional disclosures about an involvement with a VIE and any significant changes in risk exposure due to that involvement. This new guidance is effective for fiscal years beginning after November 15, 2009. As such, we adopted the new guidance on February 28, 2010 and determined that it did not have an impact on our consolidated financial position or results of operations.

Transfers of Financial Assets — In June 2009, the FASB issued new guidance on the treatment of transfers of financial assets which eliminates the concept of a "qualifying special-purpose entity," changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity's continuing involvement in and exposure to the risks related to transferred financial assets. This new guidance is effective for fiscal years beginning after November 15, 2009. As such, we adopted the new guidance on February 28, 2010 and determined that it did not have an impact on our consolidated financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

In addition to the risks inherent in our operations, we are exposed to certain market risks, including adverse changes in foreign currency exchange rates and interest rates.

Foreign Currency Exchange Rate Risk

We have market risk arising from changes in foreign currency exchange rates related to our International segment operations. On a limited basis, we use forward foreign exchange contracts to hedge the impact of fluctuations in foreign currency exchange rates. Our Canada and Europe businesses enter into the contracts primarily to hedge certain non-functional currency transaction exposures.

The aggregate notional amount related to our foreign exchange forward contracts outstanding at February 26, 2011, and February 27, 2010, was $757 million and $1.1 billion, respectively. The fair value recorded on our consolidated balance sheet related to our foreign exchange forward contracts outstanding at February 26, 2011, and February 27, 2010, was $(1) million and $4 million, respectively. The amount recorded in our consolidated statement of net earnings related to all contracts settled and outstanding was a gain of $24 million in fiscal 2011, and a loss of $1 million in fiscal 2010.

The overall weakness of the U.S. dollar compared to the Canadian dollar since the end of fiscal 2010 has had a positive overall impact on our revenue and net earnings as the foreign denominations translated into more U.S. dollars. However, the strength of the U.S. dollar compared to the U.K. pound has had a negative overall impact on our revenue. It is not possible to determine the exact impact of foreign currency exchange rate fluctuations; however, the effect on reported revenue and net earnings can be estimated. We estimate that foreign currency exchange rate fluctuations had a net favorable impact on our revenue and net earnings in fiscal 2011 of approximately $297 million and $6 million, respectively. Similarly, we estimate that the overall weakness of the U.S. dollar had a favorable impact on our revenue and net earnings in fiscal 2010 of approximately $41 million and $12 million, respectively.

Interest Rate Risk

Short- and long-term debt

At February 26, 2011, our short- and long-term debt was comprised primarily of credit facilities, our convertible debentures and our 2013 Notes. We do not manage the interest rate risk on our debt through the use of derivative instruments.

Our credit facilities' interest rates may be reset due to fluctuations in a market-based index, such as the federal funds rate, LIBOR, or the base rate or prime rate of our lenders. A hypothetical 100-basis-point change in the interest rates on the outstanding balance of our credit facilities at February 26, 2011, and February 27, 2010, would change our annual pre-tax earnings by $6 million and $7 million, respectively.

There is no interest rate risk associated with our convertible debentures or 2013 Notes, as the interest rates are fixed at 2.25% and 6.75%, respectively, per annum.

Long-term investments in debt securities

At February 26, 2011, our long-term investments in debt securities were comprised of ARS. These investments are not subject to material interest rate risk. A hypothetical 100-basis-point change in the interest rate on such investments at February 26, 2011, and February 27, 2010, would change our annual pre-tax earnings by $1 million and $3 million, respectively. We do not manage interest rate risk on our investments in debt securities through the use of derivative instruments.

Other Market Risks

Investments in auction rate securities

At February 26, 2011, we held $110 million in investments in ARS, which includes a $5 million pre-tax temporary impairment, compared to $280 million in investments in ARS and a $5 million pre-tax temporary impairment at February 27, 2010. Given current conditions in the ARS market as described above in the Liquidity and Capital Resources section, included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report on Form 10-K, we may incur additional temporary unrealized losses or other-than-temporary realized losses in the future if market conditions were to persist and we were unable to recover the cost of our ARS investments. A hypothetical 100-basis-point loss from the par value of these investments at February 26, 2011, and February 27, 2010, would result in an impairment of $1 million and $3 million, respectively.

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

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is designed under the supervision of our principal executive officer and principal financial officer, and effected by our Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP, and includes those policies and procedures that:

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we assessed the effectiveness of our internal control over financial reporting as of February 26, 2011, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, we have concluded that our internal control over financial reporting was effective as of February 26, 2011. During our assessment, we did not identify any material weaknesses in our internal control over financial reporting. Deloitte & Touche LLP, the independent registered public accounting firm that audited our consolidated financial statements for the year ended February 26, 2011, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, has issued an unqualified attestation report on our internal control over financial reporting as of February 26, 2011.

Brian J. Dunn Chief Executive Officer (duly authorized and principal executive officer)	James L. Muehlbauer Executive Vice President — Finance and Chief Financial Officer (duly authorized and principal financial officer)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Best Buy Co., Inc.:

We have audited the accompanying consolidated balance sheets of Best Buy Co., Inc. and subsidiaries (the "Company") as of February 26, 2011 and February 27, 2010, and the related consolidated statements of earnings, changes in shareholders' equity, and cash flows for the each of the three years in the period ended February 26, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Best Buy Co., Inc. and subsidiaries as of February 26, 2011 and February 27, 2010, and the results of their operations and their cash flows for each of the three years in the period ended February 26, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, during the year ended February 27, 2010, the Company changed its method of accounting for noncontrolling interests for all periods presented with the adoption of Financial Accounting Standards Board Accounting Standards Codification 810, Consolidation.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of February 26, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 25, 2011, expressed an unqualified opinion on the Company's internal control over financial reporting.

Minneapolis, Minnesota
April 25, 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Best Buy Co., Inc.:

We have audited the internal control over financial reporting of Best Buy Co., Inc. and subsidiaries (the "Company") as of February 26, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 26, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended February 26, 2011 of the Company and our report dated April 25, 2011 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph relating to the Company's change in its method of accounting for noncontrolling interests with the adoption of Financial Accounting Standards Board Accounting Standards Codification 810, Consolidation.

Minneapolis, Minnesota
April 25, 2011

Consolidated Balance Sheets

$ in millions, except per share and share amounts

	February 26, 2011	February 27, 2010

Assets
Current Assets
Cash and cash equivalents	$1,103	$1,826
Short-term investments	22	90
Receivables	2,348	2,020
Merchandise inventories	5,897	5,486
Other current assets	1,103	1,144

Total current assets	10,473	10,566
Property and Equipment
Land and buildings	766	757
Leasehold improvements	2,318	2,154
Fixtures and equipment	4,701	4,447
Property under capital lease	120	95

	7,905	7,453
Less accumulated depreciation	4,082	3,383

Net property and equipment	3,823	4,070
Goodwill	2,454	2,452
Tradenames, Net	133	159
Customer Relationships, Net	203	279
Equity and Other Investments	328	324
Other Assets	435	452

Total Assets	$17,849	$18,302

Liabilities and Equity
Current Liabilities
Accounts payable	$4,894	$5,276
Unredeemed gift card liabilities	474	463
Accrued compensation and related expenses	570	544
Accrued liabilities	1,471	1,681
Accrued income taxes	256	316
Short-term debt	557	663
Current portion of long-term debt	441	35

Total current liabilities	8,663	8,978
Long-Term Liabilities	1,183	1,256
Long-Term Debt	711	1,104
Contingencies and Commitments (Note 13)
Equity
Best Buy Co., Inc. Shareholders' Equity
Preferred stock, $1.00 par value: Authorized — 400,000 shares; Issued and outstanding — none	—	—
Common stock, $0.10 par value: Authorized — 1.0 billion shares; Issued and outstanding — 392,590,000 and 418,815,000 shares, respectively	39	42
Additional paid-in capital	18	441
Retained earnings	6,372	5,797
Accumulated other comprehensive income	173	40

Total Best Buy Co., Inc. shareholders' equity	6,602	6,320
Noncontrolling interests	690	644

Total equity	7,292	6,964

Total Liabilities and Equity	$17,849	$18,302

See Notes to Consolidated Financial Statements.

Consolidated Statements of Earnings

$ in millions, except per share amounts

Fiscal Years Ended	February 26, 2011	February 27, 2010	February 28, 2009

Revenue	$50,272	$49,694	$45,015
Cost of goods sold	37,611	37,534	34,017
Restructuring charges — cost of goods sold	24	—	—

Gross profit	12,637	12,160	10,998
Selling, general and administrative expenses	10,325	9,873	8,984
Restructuring charges	198	52	78
Goodwill and tradename impairment	—	—	66

Operating income	2,114	2,235	1,870
Other income (expense)
Investment income and other	51	54	35
Investment impairment	—	—	(111)
Interest expense	(87)	(94)	(94)

Earnings before income tax expense and equity in income of affiliates	2,078	2,195	1,700
Income tax expense	714	802	674
Equity in income of affiliates	2	1	7

Net earnings including noncontrolling interests	1,366	1,394	1,033
Net earnings attributable to noncontrolling interests	(89)	(77)	(30)

Net earnings attributable to Best Buy Co., Inc.	$1,277	$1,317	$1,003

Earnings per share attributable to Best Buy Co., Inc.
Basic	$3.14	$3.16	$2.43
Diluted	$3.08	$3.10	$2.39
Weighted-average common shares outstanding (in millions)
Basic	406.1	416.8	412.5
Diluted	416.5	427.5	422.9

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

$ in millions

Fiscal Years Ended	February 26, 2011	February 27, 2010	February 28, 2009

Operating Activities
Net earnings including noncontrolling interests	$1,366	$1,394	$1,033
Adjustments to reconcile net earnings to total cash provided by operating activities:
Depreciation	896	838	730
Amortization of definite-lived intangible assets	82	88	63
Asset impairments	10	4	177
Restructuring charges	222	52	78
Stock-based compensation	121	118	110
Deferred income taxes	(134)	(30)	(43)
Excess tax benefits from stock-based compensation	(11)	(7)	(6)
Other, net	1	(4)	12
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Receivables	(371)	(63)	(419)
Merchandise inventories	(400)	(609)	258
Other assets	40	(98)	(175)
Accounts payable	(443)	141	139
Other liabilities	(156)	279	(75)
Income taxes	(33)	103	(5)

Total cash provided by operating activities	1,190	2,206	1,877

Investing Activities
Additions to property and equipment, net of $81, $9 and $42 non-cash capital expenditures in fiscal 2011, 2010 and 2009, respectively	(744)	(615)	(1,303)
Purchases of investments	(267)	(16)	(81)
Sales of investments	415	56	246
Acquisition of businesses, net of cash acquired	—	(7)	(2,170)
Proceeds from sale of business, net of cash transferred	21	—	—
Change in restricted assets	(2)	18	(97)
Settlement of net investment hedges	12	40	—
Other, net	(4)	(16)	(22)

Total cash used in investing activities	(569)	(540)	(3,427)

Financing Activities
Repurchase of common stock	(1,193)	—	—
Issuance of common stock under employee stock purchase plan and for the exercise of stock options	179	138	83
Dividends paid	(237)	(234)	(223)
Repayments of debt	(3,120)	(5,342)	(4,712)
Proceeds from issuance of debt	3,021	5,132	5,606
Acquisition of noncontrolling interests	(21)	(34)	(146)
Excess tax benefits from stock-based compensation	11	7	6
Other, net	3	(15)	(23)

Total cash (used in) provided by financing activities	(1,357)	(348)	591

Effect of Exchange Rate Changes on Cash	13	10	19

(Decrease) Increase in Cash and Cash Equivalents	(723)	1,328	(940)
Cash and Cash Equivalents at Beginning of Year	1,826	498	1,438

Cash and Cash Equivalents at End of Year	$1,103	$1,826	$498

Supplemental Disclosure of Cash Flow Information
Income taxes paid	$882	$732	$766
Interest paid	68	78	83

See Notes to Consolidated Financial Statements.

Consolidated Statements of Changes in Shareholders' Equity

$ and shares in millions

	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Best Buy Co., Inc. Shareholders' Equity	Non controlling Interests	Total Equity

Balances at March 1, 2008	411	$41	$8	$3,933	$502	$4,484	$40	$4,524
Net earnings	—	—	—	1,003	—	1,003	30	1,033
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	—	—	—	—	(830)	(830)	(175)	(1,005)
Unrealized losses on available-for-sale investments	—	—	—	—	(19)	(19)	—	(19)
Reclassification adjustment for impairment loss on available-for-sale security included in net earnings	—	—	—	—	30	30	—	30

Total comprehensive income (loss)						184	(145)	39

Acquisition of business	—	—	—	—	—	—	666	666
Acquisition of noncontrolling interest	—	—	—	—	—	—	(48)	(48)
Stock options exercised	2	—	34	—	—	34	—	34
Tax benefit from stock options, restricted stock and employee stock purchase plan	—	—	4	—	—	4	—	4
Issuance of common stock under employee stock purchase plan	1	—	49	—	—	49	—	49
Stock-based compensation	—	—	110	—	—	110	—	110
Common stock dividends, $0.54 per share	—	—	—	(222)	—	(222)	—	(222)

Balances at February 28, 2009	414	41	205	4,714	(317)	4,643	513	5,156
Net earnings	—	—	—	1,317	—	1,317	77	1,394
Other comprehensive income, net of tax:
Foreign currency translation adjustments	—	—	—	—	329	329	76	405
Unrealized gains on available-for-sale investments	—	—	—	—	28	28	—	28
Cash flow hedging instruments — unrealized gain (loss)						—	—	—

Total comprehensive income						1,674	153	1,827

Purchase accounting adjustments	—	—	—	—	—	—	(22)	(22)
Stock options exercised	4	1	95	—	—	96	—	96
Tax loss from stock options, restricted stock and employee stock purchase plan	—	—	(19)	—	—	(19)	—	(19)
Issuance of common stock under employee stock purchase plan	1	—	42	—	—	42	—	42
Stock-based compensation	—	—	118	—	—	118	—	118
Common stock dividends, $0.56 per share	—	—	—	(234)	—	(234)	—	(234)

Balances at February 27, 2010	419	42	441	5,797	40	6,320	644	6,964
Net earnings	—	—	—	1,277	—	1,277	89	1,366
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	—	—	76	76	(42)	34
Unrealized gains on available-for-sale investments	—	—	—	—	58	58	—	58
Cash flow hedging instruments — unrealized gain (loss)					(1)	(1)	(1)	(2)

Total comprehensive income						1,410	46	1,456

Stock options exercised	4	—	134	—	—	134	—	134
Vesting of restricted stock	1	—	—	—	—	—	—	—
Tax benefits from stock options, restricted stock and employee stock purchase plan	—	—	3	—	—	3	—	3
Issuance of common stock under employee stock purchase plan	1	—	45	—	—	45	—	45
Stock-based compensation	—	—	121	—	—	121	—	121
Common stock dividends, $0.58 per share	—	—	—	(238)	—	(238)	—	(238)
Repurchase of common stock	(32)	(3)	(726)	(464)	—	(1,193)	—	(1,193)

Balances at February 26, 2011	393	$39	$18	$6,372	$173	$6,602	$690	$7,292

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

$ in millions, except per share amounts or as otherwise noted

1.   Summary of Significant Accounting Policies

Description of Business

Unless the context otherwise requires, the use of the terms "we," "us" and "our" in these notes to consolidated financial statements refers to Best Buy Co., Inc. and, as applicable, its consolidated subsidiaries. We are a multinational retailer of consumer electronics, home office products, entertainment products, appliances and related services.

We operate two reportable segments: Domestic and International. The Domestic segment is comprised of store, call center and online operations in all states, districts and territories of the U.S., operating under the brand names Best Buy, Best Buy Mobile, Geek Squad, Magnolia Audio Video, Napster and Pacific Sales. U.S. Best Buy stores offer a wide variety of consumer electronics, home office products, entertainment products, appliances and related services. Best Buy Mobile offers a wide selection of mobile phones, accessories and related services. Geek Squad provides residential and commercial computer repair, support and installation services. Magnolia Audio Video stores offer high-end audio and video products and related services. Napster is an online provider of digital music. Pacific Sales stores offer high-end home-improvement products including appliances, consumer electronics and related services.

The International segment is comprised of: (i) all Canada store, call center and online operations, operating under the brand names Best Buy, Best Buy Mobile, Cell Shop, Connect Pro, Future Shop and Geek Squad, (ii) all Europe store, call center and online operations, operating under the brand names Best Buy, The Carphone Warehouse, The Phone House and Geek Squad, (iii) all China store, call center and online operations, operating under the brand names Best Buy, Geek Squad and Five Star, (iv) all Mexico store operations operating under the brand names Best Buy and Geek Squad and (v) all Turkey store operations, operating under the brand names Best Buy and Geek Squad. Our International segment offers products and services similar to those of our U.S. Best Buy stores. However, Best Buy Canada stores do not carry appliances and Best Buy China and Five Star stores do not carry entertainment products. Further, our small-format stores and offerings in Europe are similar to our Best Buy Mobile format and offerings in the U.S., primarily offering mobile phones, voice and data service plans, and related accessories and services.

In support of our retail store operations, we also maintain Web sites for each of our brands including, but not limited to, BestBuy.com, BestBuy.ca, BestBuy.co.uk, BestBuyMobile.com, CarphoneWarehouse.com, Five-Star.cn, FutureShop.ca, Napster.com, and PhoneHouse.com.

Basis of Presentation

The consolidated financial statements include the accounts of Best Buy Co., Inc. and its consolidated subsidiaries. Investments in unconsolidated entities over which we exercise significant influence but do not have control are accounted for using the equity method. We have eliminated all intercompany accounts and transactions.

In order to align our fiscal reporting periods and comply with statutory filing requirements in certain foreign jurisdictions, we consolidate the financial results of our Europe, China, Mexico and Turkey operations on a two-month lag. Our policy is to accelerate recording the effect of events occurring in the lag period that significantly affect our consolidated financial statements. Except for our fiscal 2011 restructuring, for which we recorded the effects of certain restructuring charges, no significant intervening event occurred in these operations that would have materially affected our financial condition, results of operations, liquidity or other factors had it been recorded during fiscal 2011. Accordingly, the $171 of restructuring charges related to our International segment were included in our fiscal 2011 results. For further information about our fiscal 2011 restructuring and the nature of the charges we recorded, refer to Note 5, Restructuring Charges.

In preparing the accompanying consolidated financial statements, we evaluated the period from February 27, 2011 through the date the financial statements were issued for material subsequent events requiring recognition or disclosure.

$ in millions, except per share amounts or as otherwise noted

Other than the issuance of $1,000 of long-term debt in March 2011, as described in Note 16, Subsequent Event, no such events were identified for this period.

Reclassifications

To maintain consistency and comparability, during fiscal 2010 certain amounts from previously reported consolidated financial statements were reclassified to conform to the fiscal 2010 presentation. As a result of our adoption of accounting guidance in fiscal 2010 related to the treatment of noncontrolling interests in consolidated financial statements, we:

  •
  reported as separate captions within our consolidated statements of earnings, net earnings including noncontrolling interests, net earnings attributable to noncontrolling interests, and net earnings attributable to Best Buy Co., Inc. of $1,033, $(30) and $1,003, respectively, for the fiscal year ended February 28, 2009;

  •
  utilized net earnings including noncontrolling interests of $1,033 for the fiscal year ended February 28, 2009, as the starting point on our consolidated statements of cash flows in order to reconcile net earnings to cash flows from operating activities, rather than beginning with net earnings, which was previously exclusive of noncontrolling interests; and

  •
  reclassified $(146) from acquisition of businesses, net of cash acquired within the investing activities section of our consolidated statements of cash flows to acquisition of noncontrolling interests within the financing activities section for the fiscal year ended February 28, 2009.

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

Fiscal Year

Our fiscal year ends on the Saturday nearest the end of February. Fiscal 2011, 2010 and 2009 each included 52 weeks.

Cash and Cash Equivalents

Cash primarily consists of cash on hand and bank deposits. Cash equivalents consist of money market funds, U.S. Treasury bills, commercial paper and time deposits such as certificates of deposit with an original maturity of three months or less when purchased. The amounts of cash equivalents at February 26, 2011, and February 27, 2010, were $120 and $1,108, respectively, and the weighted-average interest rates were 0.3% and 0.1%, respectively.

Outstanding checks in excess of funds on deposit (book overdrafts) totaled $57 and $108 at February 26, 2011, and February 27, 2010, respectively, and are reflected as accounts payable in our consolidated balance sheets.

Receivables

Receivables consist principally of amounts due from mobile phone network operators for commissions earned; banks for customer credit card, certain debit card and electronic benefits transfer (EBT) transactions; and vendors for various vendor funding programs.

$ in millions, except per share amounts or as otherwise noted

We establish allowances for uncollectible receivables based on historical collection trends and write-off history. Our allowances for uncollectible receivables were $107 and $101 at February 26, 2011, and February 27, 2010, respectively.

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

Our inventory valuation reflects adjustments for anticipated physical inventory losses (e.g., theft) that have occurred since the last physical inventory. Physical inventory counts are taken on a regular basis to ensure that the inventory reported in our consolidated financial statements is properly stated.

Our inventory valuation also reflects markdowns for the excess of the cost over the amount we expect to realize from the ultimate sale or other disposal of the inventory. Markdowns establish a new cost basis for our inventory. Subsequent changes in facts or circumstances do not result in the reversal of previously recorded markdowns or an increase in that newly established cost basis.

Restricted Assets

Restricted cash and investments in debt securities totaled $490 and $496, at February 26, 2011, and February 27, 2010, respectively, and are included in other current assets or equity and other investments in our consolidated balance sheets. Such balances are pledged as collateral or restricted to use for vendor payables, general liability insurance, workers' compensation insurance and warranty programs.

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

When property is retired or otherwise disposed of, the cost and accumulated depreciation are removed from our consolidated balance sheets and any resulting gain or loss is reflected in our consolidated statements of earnings.

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

Property under capital lease is comprised of buildings and equipment used in our retail operations and corporate support functions. The related depreciation for capital lease assets is included in depreciation expense. The carrying value of

$ in millions, except per share amounts or as otherwise noted

property under capital lease was $74 and $54 at February 26, 2011, and February 27, 2010, respectively, net of accumulated depreciation of $45 and $41, respectively.

Estimated useful lives by major asset category are as follows:

Asset	Life (in years)

Buildings	25-50
Leasehold improvements	3-25
Fixtures and equipment	3-20
Property under capital lease	2-20

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

The present value of costs associated with location closings, primarily future lease costs (net of expected sublease income), are charged to earnings when we have ceased using the specific location. We accelerate depreciation on property and equipment we expect to retire when a decision is made to abandon a location.

At February 26, 2011, and February 27, 2010, the obligation associated with location closings was $76 and $78, respectively, and is included within accrued liabilities and long-term liabilities in our consolidated balance sheets. The obligation associated with location closings at February 26, 2011, included amounts associated with our fiscal 2011 restructuring activities.

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

At February 26, 2011, and February 27, 2010, deferred rent included in accrued liabilities in our consolidated balance sheets was $34 and $38, respectively, and deferred rent included in long-term liabilities in our consolidated balance sheets was $343 and $309, respectively.

$ in millions, except per share amounts or as otherwise noted

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

Tradenames and Customer Relationships

We have indefinite-lived intangible assets related to our Pacific Sales and Napster tradenames, which are included in our Domestic segment. We also have indefinite-lived intangible assets related to our Future Shop and Five Star tradenames and definite-lived intangible assets related to our The Carphone Warehouse and The Phone House tradenames, which are included in our International segment. Additionally, we have definite-lived intangible assets related to customer relationships acquired as part of our acquisition of Best Buy Europe, which are also included in our International segment.

Our valuation of identifiable intangible assets acquired is based on information and assumptions available to us at the time of acquisition, using income and market approaches to determine fair value. We test our indefinite-lived tradenames annually for impairment, or when indications of potential impairment exist.

Our tradenames and customer relationships were as follows:

	February 26, 2011		February 27, 2010
	Tradenames	Customer Relationships	Tradenames	Customer Relationships

Indefinite-lived	$105	$—	$112	$—
Definite-lived	28	203	47	279

Total	$133	$203	$159	$279

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

$ in millions, except per share amounts or as otherwise noted

We carry forward the detailed determination of the fair value of a reporting unit in our annual goodwill impairment analysis if three criteria are met: (1) the assets and liabilities that make up the reporting unit have not changed significantly since the most recent fair value determination; (2) the most recent fair value determination resulted in an amount that exceeded the carrying amount of the reporting unit by a substantial margin; and (3) based on an analysis of events that have occurred since the most recent fair value determination, the likelihood that a current fair value determination would be less than the current carrying amount of the reporting unit is remote. For all other reporting units, we perform a detailed determination of fair value of the reporting unit.

Our detailed impairment analysis involves the use of a discounted cash flow model. Significant management judgment is necessary to evaluate the impact of operating and macroeconomic changes on each reporting unit. Critical assumptions include projected comparable store sales growth, store count, gross profit rates, selling, general and administrative expense ("SG&A") rates, working capital fluctuations, capital expenditures and terminal growth rates, as well as an appropriate discount rate. Discount rates are determined separately for each reporting unit using the capital asset pricing model, and for fiscal 2011 ranged from 8.5% to 12.5%. We also use comparable market earnings multiple data and our company's market capitalization to corroborate our reporting unit valuations.

In fiscal 2009, we recorded a goodwill impairment charge of $62 relating to our former Speakeasy business. The decline in the fair value of Speakeasy was primarily the result of revenue forecasts that were lower than what we originally anticipated, which was partly due to lower-than-expected synergies with our other businesses. There were no goodwill impairments for any of our other reporting units in fiscal 2009.

In fiscal 2010, we identified no goodwill impairments. We determined that the fair value of the Speakeasy business, which had a remaining goodwill carrying value of $12, approximated its carrying value. For all of our other reporting units, we determined that the excess of fair value over carrying value was substantial.

In fiscal 2011, we identified no goodwill impairments. For all of our reporting units, we determined that the excess of fair value over carrying value was substantial. As a result of the sale of our Speakeasy business in the second quarter of fiscal 2011, we wrote off the carrying value of the goodwill associated with such business as of the date of sale. See Note 14, Sale of Business, for additional information regarding the sale.

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

In fiscal 2009, we recorded an impairment charge of $4 relating to our Speakeasy tradename. The primary cause of the decline in the fair value of the tradename was the lower revenue forecasts discussed above. In fiscal 2010, we identified no indefinite-lived tradename impairments. As a result of the sale of our Speakeasy business in the second quarter of fiscal 2011, we wrote off the carrying value of the indefinite-lived tradename associated with such business as of the date of sale. See Note 14, Sale of Business, for additional information regarding the sale. Furthermore, as part of our fiscal 2011 restructuring, we recorded an impairment charge of $10 related to certain indefinite-lived tradenames in our Domestic segment. See Note 5, Restructuring Charges, for additional information regarding the restructuring.

$ in millions, except per share amounts or as otherwise noted

The changes in the carrying amount of goodwill and indefinite-lived tradenames by segment were as follows in fiscal 2011, 2010 and 2009:

	Goodwill			Indefinite-Lived Tradenames
	Domestic	International	Total	Domestic	International	Total

Balances at March 1, 2008	$450	$638	$1,088	$23	$74	$97
Acquisitions	46	1,641	1,687	13	8	21
Tax adjustment(1)	—	17	17	—	—	—
Impairments	(62)	—	(62)	(4)	—	(4)
Changes in foreign currency exchange rates	—	(527)	(527)	—	(10)	(10)

Balances at February 28, 2009	434	1,769	2,203	32	72	104
Purchase accounting adjustments(1)	—	48	48	—	—	—
Changes in foreign currency exchange rates	—	201	201	—	8	8

Balances at February 27, 2010	434	2,018	2,452	32	80	112
Acquisitions	—	5	5	—	—	—
Impairments	—	—	—	(10)	—	(10)
Sale of business	(12)	—	(12)	(1)	—	(1)
Changes in foreign currency exchange rates	—	9	9	—	4	4

Balances at February 26, 2011	$422	$2,032	$2,454	$21	$84	$105

(1)
The adjustment in fiscal 2009 related to the resolution of certain tax matters associated with our acquisitions of Future Shop and Five Star, and in fiscal 2010, the finalization of the purchase price allocations from our acquisitions of Best Buy Europe and Five Star (see Note 2, Acquisitions).

The following table provides the gross carrying amount of goodwill and cumulative goodwill impairment losses:

	February 26, 2011		February 27, 2010
	Gross Carrying Amount	Cumulative Impairment	Gross Carrying Amount	Cumulative Impairment

Goodwill	$2,519	$(65)	$2,578	$(126)

Definite-Lived Intangible Assets

The following table provides the gross carrying amount and related accumulated amortization of definite-lived intangible assets:

	February 26, 2011		February 27, 2010
	Gross Carrying Amount	Cumulative Impairment	Gross Carrying Amount	Cumulative Impairment

Tradenames	$73	$(45)	$75	$(28)
Customer relationships	383	(180)	401	(122)

Total	$456	$(225)	$476	$(150)

$ in millions, except per share amounts or as otherwise noted

Total amortization expense was $82, $88, and $63 in fiscal 2011, 2010, and 2009, respectively. At February 26, 2011, future amortization expense for identifiable intangible assets for the next five fiscal years was expected to be:

Fiscal Year

2012	$60
2013	44
2014	39
2015	35
2016	35
Thereafter	18

Lease Rights

Lease rights represent costs incurred to acquire the lease of a specific commercial property. Lease rights are recorded at cost and are amortized to rent expense over the remaining lease term, including renewal periods, if reasonably assured. Amortization periods range up to 15 years, beginning with the date we take possession of the property.

The following table provides the gross carrying amount and related accumulated amortization of lease rights:

	February 26, 2011		February 27, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Lease rights	$131	$(57)	$137	$(46)

Lease rights amortization expense was $14, $18 and $9 in fiscal 2011, 2010 and 2009, respectively. We expect current lease rights amortization expense to be approximately $9 for each of the next five fiscal years.

Investments

Debt Securities

Our long-term investments in debt securities are comprised of auction-rate securities ("ARS"). In accordance with accounting guidance for the treatment of certain investments in debt and equity securities, and based on our ability to market and sell these instruments, we classify ARS as available-for-sale and carry them at fair value. ARS were intended to behave like short-term debt instruments because their interest rates reset periodically through an auction process, typically at intervals of seven, 28 and 35 days. Investments in these securities can be sold for cash at par value on the auction date if the auction is successful. The majority of our ARS are AAA/Aaa-rated and collateralized by student loans, which are guaranteed 95% to 100% by the U.S. government. We also hold ARS that are in the form of municipal revenue bonds, which are AA/Aa-rated and insured by bond insurers. We do not have any investments in securities that are collateralized by assets that include mortgages or subprime debt. Our intent with these investments is not to hold these securities to maturity, but to use the periodic auction feature to provide liquidity as needed. See Note 3, Investments, for further information.

In accordance with our investment policy, we place our investments in debt securities with issuers who have high-quality credit and limit the amount of investment exposure to any one issuer. The primary objective of our investment activities is to preserve principal and maintain a desired level of liquidity to meet working capital needs. We seek to preserve principal and minimize exposure to interest rate fluctuations by limiting default risk, market risk and reinvestment risk.

Marketable Equity Securities

We also invest in marketable equity securities and classify them as available-for-sale. Investments in marketable equity securities are included in equity and other investments in our consolidated balance sheets, and are reported at fair value

$ in millions, except per share amounts or as otherwise noted

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

	February 26, 2011	February 27, 2010

Accrued liabilities	$81	$64
Long-term liabilities	49	46

Total	$130	$110

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

$ in millions, except per share amounts or as otherwise noted

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

Accrued Liabilities

The major components of accrued liabilities at February 26, 2011, and February 27, 2010, were deferred revenue, state and local tax liabilities, rent-related liabilities including accrued real estate taxes, loyalty program liabilities and self-insurance reserves.

Long-Term Liabilities

The major components of long-term liabilities at February 26, 2011, and February 27, 2010, were unrecognized tax benefits, rent-related liabilities, deferred revenue, deferred income tax liabilities, deferred compensation plan liabilities and self-insurance reserves.

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

Revenue Recognition

Our revenue arises primarily from sales of merchandise and services. We also record revenue from sales of extended warranties and other service contracts, commissions earned from various customer subscriptions, fees earned from private label and co-branded credit card agreements and amounts billed to customers for shipping and handling. Revenue excludes sales taxes collected.

We recognize revenue when the sales price is fixed or determinable, collectability is reasonably assured and the customer takes possession of the merchandise, or in the case of services, at the time the service is provided. Revenue is recognized for store sales when the customer receives and pays for the merchandise. For online sales, we defer revenue and the related product costs for shipments that are in-transit to the customer, and recognize revenue at the time the customer receives the product. Online customers typically receive goods within a few days of shipment. Revenue from merchandise sales and services is reported net of sales returns, including an estimate of future returns based on historical return rates. Our sales returns reserve, which represents the gross profit effect of our sales returns, was $15 and $17, at February 26, 2011, and February 27, 2010, respectively.

We sell extended warranties and other service contracts that typically have terms ranging from three months to four years. We also receive commissions for customer subscriptions with various third parties, notably from mobile phone network operators. In instances where we are deemed to be the obligor on the service contract or subscription, the service and commission revenue is deferred and recognized ratably over the term of the service contract or subscription period. In instances where we are not deemed to be the obligor on the service contract or subscription, commissions are recognized

$ in millions, except per share amounts or as otherwise noted

in revenue when such commission has been earned, primarily driven by customer activation. Commissions from the sale of extended warranties represented 2.0%, 2.0% and 2.0% of revenue in fiscal 2011, 2010 and 2009, respectively.

For revenue transactions that involve multiple deliverables, we defer the revenue associated with any undelivered elements. The amount of revenue deferred in connection with the undelivered elements is determined using the relative fair value of each element, which is generally based on each element's relative retail price.

At February 26, 2011, and February 27, 2010, deferred revenue included within accrued liabilities and long-term liabilities in our consolidated balance sheets was $499 and $451, respectively.

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

Gift card breakage income was as follows in fiscal 2011, 2010 and 2009:

	2011	2010	2009

Gift card breakage income	$53	$43	$38

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

The banks are the sole owner of the accounts receivable generated under the programs and absorb losses associated with non-payment by the cardholders and fraudulent usage of the accounts. Accordingly, sales generated through our private-label and co-branded credit cards are not reflected in our receivables. We earn revenue from fees the banks pay to us based on the number of credit card accounts activated and card usage. In accordance with accounting guidance for revenue arrangements with multiple deliverables, we defer revenue received from cardholder account activations and recognize revenue on a straight-line basis over the remaining term of the applicable agreement. The banks may also reimburse us for certain costs such as tender costs and Reward Zone points associated with our programs. We pay financing fees, which are recognized as a reduction of revenue, to the banks, and these fees are variable based on certain factors such as the London Interbank Offered Rate ("LIBOR"), charge volume and/or the types of promotional financing offers.

We also have similar agreements for the issuance of private-label and/or co-branded credit cards with banks for our businesses in Canada, China and Mexico, which we account for consistent with the U.S. credit card agreements.

$ in millions, except per share amounts or as otherwise noted

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

Customer Loyalty Programs

We have customer loyalty programs which allow members to earn points for each qualifying purchase. Points earned enable members to receive a certificate that may be redeemed on future purchases at our Best Buy branded stores. There are two ways that members may participate and earn loyalty points.

First, we have customer loyalty programs where members earn points for each purchase completed at our Best Buy branded stores or through our related Web sites in the U.S. and Canada. Depending on the customer's membership level within our loyalty program, certificates expire either three or six months from the date of issuance. The retail value of points earned by our loyalty program members is included in accrued liabilities and recorded as a reduction of revenue at the time the points are earned, based on the percentage of points that are projected to be redeemed.

Second, under our co-branded credit card agreements with banks, we have a customer loyalty credit card bearing the Best Buy brand. Cardholders earn points for purchases made at our Best Buy branded stores and related Web sites in the U.S. and Canada, as well as purchases at other merchants. Points earned enable cardholders to receive certificates that may be redeemed on future purchases at our Best Buy branded stores and related Web sites. Certificates expire six months from the date of issuance. The retail value of points earned by our cardholders is included in accrued liabilities and recorded as a reduction of revenue at the time the points are earned, based on the percentage of points that are projected to be redeemed.

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

Vendor allowances provided as a reimbursement of specific, incremental and identifiable costs incurred to promote a vendor's products are included as an expense reduction when the cost is incurred. All other vendor allowances are generally in the form of receipt-based funds or sell-through credits. Receipt-based funds are generally determined based on our level of inventory purchases and initially deferred and recorded as a reduction of merchandise inventories. The deferred amounts are then included as a reduction of cost of goods sold when the related product is sold. Sell-through credits are generally based on the number of units we sell over a specified period and are recognized when the related product is sold.

Vendor allowances included in SG&A for reimbursement of specific, incremental and identifiable costs to promote and sell a vendor's products were $69, $139 and $161 in fiscal 2011, 2010 and 2009, respectively. The decrease for fiscal

$ in millions, except per share amounts or as otherwise noted

2011 was due to a change in the form of vendor contracts that led to a higher proportion of vendor allowances being classified within cost of goods sold.

Advertising Costs

Advertising costs, which are included in SG&A, are expensed the first time the advertisement runs. Advertising costs consist primarily of print and television advertisements as well as promotional events. Net advertising expenses were $901, $740 and $765 in fiscal 2011, 2010 and 2009, respectively. Allowances received from vendors for advertising of $98 and $117, in fiscal 2010 and 2009, respectively, were classified as reductions of advertising expenses. As a result of a change in the form of vendor contracts, we received no allowances from vendors for advertising expenses that were deemed specific, incremental and identifiable in fiscal 2011.

Pre-Opening Costs

Non-capital expenditures associated with opening new stores are expensed as incurred.

Stock-Based Compensation

We apply the fair value recognition provisions of accounting guidance as they relate to our stock-based compensation, which require us to recognize expense for the fair value of our stock-based compensation awards. We elected the modified prospective transition method as permitted by the share-based payment accounting guidance. Under this transition method, stock-based compensation expense in fiscal 2011, 2010 and 2009 included: (i) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of February 26, 2005, based on the grant date fair value estimated in accordance with the prior accounting guidance for the treatment of stock-based compensation; and (ii) compensation expense for all stock-based compensation awards granted subsequent to February 26, 2005, based on the grant-date fair value estimated in accordance with the provisions of the revised guidance. We recognize compensation expense on a straight-line basis over the requisite service period of the award (or to an employee's eligible retirement date, if earlier). In accordance with the modified prospective transition method, financial results for prior periods have not been restated.

New Accounting Standards

Consolidation of Variable Interest Entities — In June 2009, the Financial Accounting Standards Board ("FASB") issued new guidance on the treatment of a consolidation of variable interest entities ("VIE") in response to concerns about the application of certain key provisions of pre-existing guidance, including those regarding the transparency of an involvement with a VIE. Specifically, this new guidance requires a qualitative approach to identifying a controlling financial interest in a VIE and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. In addition, this new guidance requires additional disclosures about an involvement with a VIE and any significant changes in risk exposure due to that involvement. This new guidance is effective for fiscal years beginning after November 15, 2009. As such, we adopted the new guidance on February 28, 2010 and determined that it did not have an impact on our consolidated financial position or results of operations.

Transfers of Financial Assets — In June 2009, the FASB issued new guidance on the treatment of transfers of financial assets which eliminates the concept of a "qualifying special-purpose entity," changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity's continuing involvement in and exposure to the risks related to transferred financial assets. This new guidance is effective for fiscal years beginning after November 15, 2009. As such, we adopted the new guidance on February 28, 2010 and determined that it did not have an impact on our consolidated financial position or results of operations.

$ in millions, except per share amounts or as otherwise noted

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

The final purchase price allocation for the remaining 25% interest in Five Star was as follows:

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

Best Buy Europe

In May 2008, we entered into a sale and purchase agreement, as amended, with The Carphone Warehouse Group PLC ("CPW"). All conditions to closing were satisfied, and the transaction was consummated on June 30, 2008. The effective acquisition date for accounting purposes was the close of business on June 28, 2008, the end of CPW's fiscal first quarter. Pursuant to the transaction, CPW contributed certain assets and liabilities into a newly-formed company, Best Buy Europe Distributions Limited ("Best Buy Europe"), in exchange for all of the ordinary shares of Best Buy Europe, and our wholly-owned subsidiary, Best Buy Distributions Limited, purchased 50% of such ordinary shares of Best Buy Europe from CPW for a purchase price of $2,167. In addition to the purchase price paid to CPW, we incurred $29 of transaction costs for an aggregate purchase price of $2,196.

Pursuant to our June 2008 shareholders' agreement, as amended, with CPW, our designees to the Best Buy Europe board of directors have ultimate approval rights over select Best Buy Europe senior management positions and the annual capital and operating budgets of Best Buy Europe.

The assets and liabilities contributed to Best Buy Europe by CPW included CPW's retail and distribution business, consisting of retail stores and online offerings; mobile airtime reselling operations; device insurance operations; fixed line telecommunications businesses in Spain and Switzerland; facilities management business, under which it bills and manages the customers of mobile phone network operators in the U.K.; dealer business, under which it acts as a wholesale distributor of handsets and airtime vouchers; and economic interests in pre-existing commercial arrangements with us (Best Buy Mobile in the U.S. and Geek Squad in the U.K. and Spain).

The portion of the purchase price we paid in excess of the fair value of the net assets acquired was primarily for (i) the expected future cash flows derived from the existing business and infrastructure contributed to Best Buy Europe by CPW, which included over 2,400 retail stores, (ii) immediate access to the European market with a management team that is experienced in both retailing and wireless service technologies in this marketplace, and (iii) the expected synergies our management believes the venture will generate, which include benefits from joint purchasing, sourcing and merchandising. In addition, Best Buy Europe introduced new product and service offerings in its retail stores in fiscal 2010 and, during

$ in millions, except per share amounts or as otherwise noted

fiscal 2011, launched large-format Best Buy branded stores in the U.K. and a related online channel in the European market.

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

The valuation of the identifiable intangible assets acquired was based on management's estimates, available information and reasonable and supportable assumptions. The valuation was generally based on the fair value of these assets using income and market approaches. The amortizable intangible assets are being amortized using a straight-line method over their respective estimated useful lives. The following table summarizes the identified intangible asset categories and their

$ in millions, except per share amounts or as otherwise noted

respective weighted-average amortization periods based on the purchase price allocation finalized in the second quarter of fiscal 2010:

	Weighted-Average Amortization Period (in years)	Fair Value

Customer relationships	6.8	$484
Tradenames	4.2	93

Total	6.4	$577

We recorded an estimate for costs to terminate certain activities associated with Best Buy Europe operations. A restructuring accrual of $20 was recorded during the second quarter of fiscal 2009 and reflects the accrued restructuring costs incurred at the date of acquisition, primarily for store closure costs and agreement termination fees.

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

Our interest in Best Buy Europe is separate from our investment in the common stock of the former CPW, now TalkTalk and Carphone Warehouse, as discussed in Note 3, Investments.

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

$ in millions, except per share amounts or as otherwise noted

3.    Investments

Investments were comprised of the following:

	February 26, 2011	February 27, 2010

Short-term investments
Money market fund	$2	$2
U.S. Treasury bills	20	—
Debt securities (auction rate securities)	—	88

Total short-term investments	$22	$90

Equity and other investments
Debt securities (auction rate securities)	$110	$192
Marketable equity securities	146	77
Other investments	72	55

Total equity and other investments	$328	$324

Debt Securities

Our debt securities are comprised of ARS. ARS were intended to behave like short-term debt instruments because their interest rates reset periodically through an auction process, most commonly at intervals of seven, 28 and 35 days. The auction process had historically provided a means by which we could rollover the investment or sell these securities at par in order to provide us with liquidity as needed. As a result, we classify our investments in ARS as available-for-sale and carry them at fair value.

In February 2008, auctions began to fail due to insufficient buyers, as the amount of securities submitted for sale in auctions exceeded the aggregate amount of the bids. For each failed auction, the interest rate on the security moves to a maximum rate specified for each security, and generally resets at a level higher than specified short-term interest rate benchmarks. To date, we have collected all interest due on our ARS and expect to continue to do so in the future. Due to persistent failed auctions, and the uncertainty of when these investments could be liquidated at par, we have classified all of our investments in ARS as non-current assets within equity and other investments in our consolidated balance sheet at February 26, 2011.

In October 2008, we accepted a settlement with UBS AG and its affiliates (collectively, "UBS") pursuant to which UBS issued to us Series C-2 Auction Rate Securities Rights ("ARS Rights"). The ARS Rights provided us the right to receive the full par value of our UBS-brokered ARS plus accrued but unpaid interest at any time between June 30, 2010, and July 2, 2012.

During fiscal 2011, we sold $170 of ARS at par, including all, or $88, of the UBS-brokered ARS discussed above. At February 26, 2011, our entire remaining ARS portfolio, consisting of 22 investments in ARS having an aggregate par value of $115, was subject to failed auctions. Subsequent to February 26, 2011, and through April 20, 2011, we sold $14 of ARS at par.

$ in millions, except per share amounts or as otherwise noted

Our ARS portfolio consisted of the following, at fair value:

Description	Nature of collateral or guarantee	February 26, 2011	February 27, 2010

Student loan bonds	Student loans guaranteed 95% to 100% by the U.S. government	$108	$261
Municipal revenue bonds	100% insured by AAA/Aaa-rated bond insurers at February 26, 2011	2	19

Total fair value plus accrued interest(1)		$110	$280

(1)
The par value and weighted-average interest rates (taxable equivalent) of our ARS were $115 and $285 and 0.8% and 1.1%, respectively, at February 26, 2011, and February 27, 2010, respectively.

At February 26, 2011, our ARS portfolio was 73% AAA/Aaa-rated, 2% AA/Aa-rated and 25% A/A-rated.

The investment principal associated with failed auctions will not be accessible until successful auctions occur, a buyer is found outside of the auction process, the issuers establish a different form of financing to replace these securities, or final payments are due according to the contractual maturities of the debt issuances, which range from five to 32 years. We intend to hold our ARS until we can recover the full principal amount through one of the means described above, and have the ability to do so based on our other sources of liquidity.

We evaluated our entire ARS portfolio of $115 (par value) for impairment at February 26, 2011, based primarily on the methodology described in Note 4, Fair Value Measurements. As a result of this review, we determined that the fair value of our ARS portfolio at February 26, 2011, was $110. Accordingly, a $5 pre-tax unrealized loss is recognized in accumulated other comprehensive income. This unrealized loss reflects a temporary impairment on all of our investments in ARS. The estimated fair value of our ARS portfolio could change significantly based on future market conditions. We will continue to assess the fair value of our ARS portfolio for substantive changes in relevant market conditions, changes in our financial condition or other changes that may alter our estimates described above.

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

We had $(3) unrealized loss, net of tax, recorded in accumulated other comprehensive income at February 26, 2011, and February 27, 2010, related to our investments in debt securities.

Marketable Equity Securities

We invest in marketable equity securities and classify them as available-for-sale. Investments in marketable equity securities are classified as non-current assets within equity and other investments in our consolidated balance sheets, and are reported at fair value based on quoted market prices.

$ in millions, except per share amounts or as otherwise noted

Our investments in marketable equity securities were as follows:

	February 26, 2011	February 27, 2010

Common stock of The Carphone Warehouse Group PLC	$—	$74
Common stock of TalkTalk Telecom Group PLC	62	—
Common stock of Carphone Warehouse Group plc	84	—
Other	—	3

Total	$146	$77

We purchased shares of CPW's common stock in fiscal 2008 for $183, representing nearly 3% of CPW's then outstanding shares. In the third quarter of fiscal 2009, we recorded a $111 other-than-temporary impairment charge. In March 2010, CPW demerged into two new holding companies: TalkTalk and Carphone Warehouse. Accordingly, our investment in CPW was exchanged for equivalent levels of investment in TalkTalk and Carphone Warehouse. An $87 pre-tax unrealized gain is recorded in accumulated other comprehensive income related to these investments at February 26, 2011.

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

All unrealized holding gains or losses related to our investments in marketable equity securities are reflected net of tax in accumulated other comprehensive income in shareholders' equity. Net unrealized gain, net of tax, included in accumulated other comprehensive income was $75 and $17 at February 26, 2011, and February 27, 2010, respectively.

Other Investments

The aggregate carrying values of investments accounted for using either the cost method or the equity method at February 26, 2011, and February 27, 2010, were $72 and $55, respectively.

4.    Fair Value Measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. To measure fair value, we use a three-tier valuation hierarchy based upon observable and non-observable inputs:

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

$ in millions, except per share amounts or as otherwise noted

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The fair value hierarchy requires the use of observable market data when available. In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following tables set forth by level within the fair value hierarchy, our financial assets and liabilities that were accounted for at fair value on a recurring basis at February 26, 2011, and February 27, 2010, according to the valuation techniques we used to determine their fair values.

		Fair Value Measurements Using Inputs Considered as
	Fair Value at February 26, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Cash and cash equivalents
Money market funds	$70	$70	$—	$—
Short-term investments
Money market fund	2	—	2	—
U.S. Treasury bills	20	20	—	—
Other current assets
Money market funds (restricted assets)	63	63	—	—
U.S. Treasury bills (restricted assets)	105	105	—	—
Foreign currency derivative instruments	2	—	2	—
Equity and other investments
Auction rate securities	110	—	—	110
Marketable equity securities	146	146	—	—
Other assets
Marketable securities that fund deferred compensation	83	83	—	—
Liabilities
Accrued liabilities
Foreign currency derivative instruments	1	—	1	—
Long-term liabilities
Deferred compensation	64	64	—	—
Foreign currency derivative instruments	2	—	2	—

$ in millions, except per share amounts or as otherwise noted

		Fair Value Measurements Using Inputs Considered as
	Fair Value at February 27, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Cash and cash equivalents
Money market funds	$752	$752	$—	$—
U.S. Treasury bills	300	300	—	—
Short-term investments
Money market fund	2	—	2	—
Auction rate securities	88	—	—	88
Other current assets
Money market funds (restricted assets)	123	123	—	—
U.S. Treasury bills (restricted assets)	25	25	—	—
Foreign currency derivative instruments	4	—	4	—
Equity and other investments
Auction rate securities	192	—	—	192
Marketable equity securities	77	77	—	—
Other assets
Marketable securities that fund deferred compensation	75	75	—	—
Liabilities
Long-term liabilities
Deferred compensation	61	61	—	—

The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis in the tables above that used significant unobservable inputs (Level 3).

	Debt securities — Auction rate securities only
	Student loan bonds	Municipal revenue bonds	Auction preferred securities	Total

Balances at February 28, 2009	$276	$24	$14	$314
Changes in unrealized losses in other comprehensive income	8	1	1	10
Sales	(22)	(6)	(15)	(43)
Interest received	(1)	—	—	(1)

Balances at February 27, 2010	$261	$19	$—	$280
Changes in unrealized losses in other comprehensive income	(1)	1	—	—
Sales	(152)	(18)	—	(170)

Balances at February 26, 2011	$108	$2	$—	$110

$ in millions, except per share amounts or as otherwise noted

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Money Market Funds.    Our money market fund investments that are traded on an active market were measured at fair value using quoted market prices, and therefore were classified as Level 1. Our money market fund investments not trading on a regular basis or in an active market, and for which we have been unable to obtain pricing information on an ongoing basis, were measured using inputs other than quoted prices that are observable for the investment, and therefore were classified as Level 2.

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

Auction Rate Securities.    Our investments in ARS were classified as Level 3 as quoted prices were unavailable due to events described in Note 3, Investments. Due to limited market information, we utilized a discounted cash flow ("DCF") model to derive an estimate of fair value. The assumptions used in preparing the DCF model included estimates with respect to the amount and timing of future interest and principal payments, forward projections of the interest rate benchmarks, the probability of full repayment of the principal considering the credit quality and guarantees in place, and the rate of return required by investors to own such securities given the current liquidity risk associated with ARS.

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

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

Assets and liabilities that are measured at fair value on a nonrecurring basis relate primarily to our tangible fixed assets, goodwill and other intangible assets, which are remeasured when the derived fair value is below carrying value on our consolidated balance sheets. For these assets, we do not periodically adjust carrying value to fair value except in the event of impairment. When we determine that impairment has occurred, the carrying value of the asset is reduced to fair value and the difference is recorded within operating income in our consolidated statements of earnings.

With the exception of the fixed asset and tradename impairments associated with our fiscal 2011 restructuring described in Note 5, Restructuring Charges, we had no significant remeasurements of such assets or liabilities to fair value during fiscal 2011 and 2010. The following table summarizes the fair value remeasurments recorded for fiscal 2011:

	Impairments	Remaining Net Carrying Value

Property and equipment	$147	$51
Tradename	10	3

Total	$157	$54

All of the fair value remeasurments included in the table above were based on significant unobservable inputs (Level 3). Fixed asset fair values were derived using a DCF model to estimate the present value of net cash flows that the asset or

$ in millions, except per share amounts or as otherwise noted

asset group was expected to generate. The key inputs to the DCF model generally included our forecasts of net cash generated from revenue, expenses and other significant cash outflows, such as capital expenditures, as well as an appropriate discount rate. For the tradename, fair value was derived using the relief from royalty method, as described in Note 1, Summary of Significant Accounting Policies.

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

5.    Restructuring Charges

Fiscal 2011 Restructuring

In the fourth quarter of fiscal 2011, we implemented a series of actions to restructure operations in our domestic and international businesses. The restructuring actions included plans to exit the Turkey market, restructure the Best Buy branded stores in China and improve efficiencies in our Domestic segment's operations. As part of the international restructuring, we also impaired certain information technology ("IT") assets supporting the restructured activities in our International segment. We view these restructuring activities as necessary to meet our long-term growth goals by investing in businesses that have the potential to meet our internal rate of return expectations. We believe these actions will improve the financial performance of our International segment and increase efficiency, enhance customer service and reduce costs in our Domestic segment's operations.

We incurred $222 of charges related to the restructuring in the fourth quarter of fiscal 2011. Of the total charges, $51 related to our Domestic segment, primarily for inventory write-downs, property and equipment impairments, employee termination benefits and intangible asset impairments. The remaining $171 of the charges impacted our International segment, related to inventory write-downs, property and equipment impairments, employee termination benefits, and facility closure and other costs primarily associated with stores and corporate offices in Turkey and China. Property and equipment impairments in our International segment included IT asset impairments.

We expect further restructuring charges related to these actions to impact both our Domestic and International segments in fiscal 2012. We expect to incur approximately $5 of restructuring charges in our Domestic segment in fiscal 2012, related to facility closure costs. In addition, we expect to incur between $10 and $15 of restructuring charges in our International segment in fiscal 2012, primarily related to employee termination benefits and facility closure and other costs. We expect to be substantially complete with these restructuring activities in fiscal 2012.

The inventory write-downs related to our fiscal 2011 restructuring are presented in the restructuring charges — cost of goods sold line item in our consolidated statements of earnings, and the remainder of the restructuring charges are included in the restructuring charges line item in our consolidated statements of earnings. The composition of the

$ in millions, except per share amounts or as otherwise noted

restructuring charges we incurred in fiscal 2011 for fiscal 2011 restructuring activities, for both the Domestic and International segments, were as follows:

	Domestic	International	Total

Inventory write-downs	$10	$14	$24
Property and equipment impairments	15	132	147
Termination benefits	16	12	28
Intangible asset impairments	10	—	10
Facility closure and other costs	—	13	13

Total	$51	$171	$222

The following table summarizes our restructuring accrual activity during fiscal 2011, related to termination benefits and facility closure and other costs:

	Termination Benefits	Facility Closure and Other Costs	Total

Balance at February 27, 2010	$—	$—	$—
Charges	28	13	41
Cash payments	—	—	—
Changes in foreign currency exchange rates	—	—	—

Balance at February 26, 2011	$28	$13	$41

Fiscal 2010 and 2009 Restructurings

In April 2009, we notified our U.S. Best Buy store employees of our intention to update our store operating model, which included eliminating certain positions. In addition, in the first quarter of fiscal 2010, we incurred restructuring charges related to employee termination benefits and business reorganization costs at Best Buy Europe within our International segment. As a result of our restructuring efforts, we recorded charges of $52 in the first quarter of fiscal 2010. We believe we are substantially complete with our announced restructuring activities related to these specific restructurings.

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

All charges related to our fiscal 2010 and 2009 restructuring activities were presented as restructuring charges in our consolidated statements of earnings. The composition of the restructuring charges we incurred in fiscal 2011, 2010 and

$ in millions, except per share amounts or as otherwise noted

2009, as well as the cumulative amount incurred through the end of fiscal 2011, for our fiscal 2010 and 2009 restructuring activities for both the Domestic and International segments, were as follows:

	Domestic				International				Total
	Fiscal 2011	Fiscal 2010	Fiscal 2009	Cumulative Amount	Fiscal 2011	Fiscal 2010	Fiscal 2009	Cumulative Amount	Fiscal 2011	Fiscal 2010	Fiscal 2009	Cumulative Amount

Termination benefits	$—	$25	$69	$94	$—	$26	$6	$32	$—	$51	$75	$126
Facility closure costs	—	—	1	1	—	1	—	1	—	1	1	2
Property and equipment write-downs	—	—	2	2	—	—	—	—	—	—	2	2

Total	$—	$25	$72	$97	$—	$27	$6	$33	$—	$52	$78	$130

The following table summarizes our restructuring accrual activity during fiscal 2011 and 2010, related to termination benefits and facility closure costs associated with our fiscal 2010 and 2009 restructuring activities:

	Termination Benefits	Facility Closure Costs	Total

Balance at February 28, 2009	$73	$1	$74
Charges	51	1	52
Cash payments	(119)	(1)	(120)
Changes in foreign currency exchange rates	3	—	3

Balance at February 27, 2010	8	1	9
Charges	—	—	—
Cash payments	8	1	9
Changes in foreign currency exchange rates	—	—	—

Balance at February 26, 2011	$—	$—	$—

6.    Debt

Short-Term Debt

Short-term debt consisted of the following:

	February 26, 2011		February 27, 2010
	Principal Balance	Interest Rate	Principal Balance	Interest Rate

JPMorgan revolving credit facility	$—	—	$—	—
ARS revolving credit line	—	—	—	—
Europe receivables financing facility	455	3.7%	442	3.6%
Europe revolving credit facility	98	3.6%	206	1.4%
Canada revolving demand facility	—	—	—	—
China revolving demand facilities	4	4.8%	15	4.4%

Total short-term debt	$557		$663

Fiscal Year	2011	2010

Maximum month-end outstanding during the year	$690	$1,262
Average amount outstanding during the year	$383	$881
Weighted-average interest rate at year-end	3.7%	2.1%

$ in millions, except per share amounts or as otherwise noted

JPMorgan Revolving Credit Facility

We have a $2.3 billion five-year unsecured revolving credit facility, as amended (the "Credit Facility"), with a syndicate of banks, including JPMorgan Chase Bank, N.A., acting as administrative agent. Amounts outstanding under letters of credit, if any, reduce amounts available under the Credit Facility. The Credit Facility expires in September 2012. At February 26, 2011, there were no borrowings outstanding and $2.3 billion was available under the Credit Facility. At April 20, 2011, we had no borrowings outstanding under the Credit Facility.

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

The Credit Facility is guaranteed by certain of our subsidiaries and contains customary affirmative and negative covenants. Among other things, these covenants restrict or prohibit our ability to incur certain types or amounts of indebtedness, incur liens on certain assets, make material changes to our corporate structure or the nature of our business, dispose of material assets, allow non-material subsidiaries to make guarantees, engage in a change in control transaction, or engage in certain transactions with our affiliates. The Credit Facility also contains covenants that require us to maintain a maximum quarterly cash flow leverage ratio and a minimum quarterly interest coverage ratio. We were in compliance with all such covenants at February 26, 2011.

ARS Revolving Credit Line

We previously had a revolving credit line with UBS secured by the par value of our UBS-brokered ARS. However, pursuant to the settlement described in Note 3, Investments, the revolving credit line expired by its terms during the second quarter of fiscal 2011 when UBS bought back all of our UBS-brokered ARS.

Europe Receivables Financing Facility

A subsidiary of Best Buy Europe has a £350 ($548) receivables financing facility (the "ERF") with a syndication of banks, including Barclays Bank PLC acting as administrative agent, to finance the working capital needs of Best Buy Europe. The ERF is secured by certain mobile phone network operator receivables of subsidiaries of Best Buy Europe, which are included within receivables in our consolidated balance sheets. Availability on the ERF is based on a percentage of the available acceptable receivables, as defined in the ERF agreement, and was £323 ($506) at February 26, 2011. Of the amount available, we had drawn £291 ($455) at February 26, 2011. The ERF expires on July 3, 2012.

Interest rates under the ERF are variable, based on the three-month LIBOR plus a margin of 3.0%, with a commitment fee of 1.5% on unused available capacity. The ERF also required an initial commitment fee of 2.75%.

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

Europe Revolving Credit Facility

In connection with a £475 revolving credit facility available to Best Buy Europe, with CPW as lender, Best Buy Co., Inc. was named as guarantor, for up to 50% of the amount outstanding. Concurrent with entering into the ERF, we amended

$ in millions, except per share amounts or as otherwise noted

the revolving credit facility to decrease the amount available by the amount available under the ERF. The corresponding guarantee by Best Buy Co., Inc. was similarly reduced.

In fiscal 2011, Best Buy Europe entered into a new £125 ($196) revolving credit facility (the "New RCF") with one of our subsidiaries and Carphone Warehouse as lenders. Concurrent with the execution of the New RCF agreement, the £475 revolving credit facility was terminated. Amounts borrowed under the New RCF are provided for equally by us via intercompany transactions and by Carphone Warehouse. The New RCF expires in March 2013. The New RCF is not guaranteed by Best Buy Co., Inc., or any of our subsidiaries, nor does it provide for any recourse to Best Buy Co., Inc. The full amount available under the New RCF, or £125 ($196), was borrowed by Best Buy Europe at February 26, 2011, for which Carphone Warehouse's proportionate and equal share of £63 ($98) was outstanding.

Interest rates under the New RCF are variable, based on the applicable LIBOR plus a margin of 3.0%. A commitment fee of 1.5% on unused available capacity also applies.

Canada Revolving Demand Facility

We have a $51 revolving demand facility available to our Canada operations including an additional seasonal facility of $51 that is available from September through December of each year. There were no borrowings outstanding under the facility at February 26, 2011. There is no set expiration date for the facility. All borrowings under the facility are made available at the sole discretion of the lender and are payable on demand. Borrowings under the facility bear interest at rates specified in the credit agreement for the facility. Borrowings are secured by a guarantee of Best Buy Co., Inc.

China Revolving Demand Facilities

We have $159 in revolving demand facilities available to our China operations, of which $4 was outstanding at February 26, 2011. The facilities are renewed annually with the respective banks. All borrowings under these facilities bear interest at rates specified in the related credit agreements, are made available at the sole discretion of the respective lenders and are payable on demand. Certain of these facilities are secured by a guarantee of Best Buy Co., Inc.

Long-Term Debt

Long-term debt consisted of the following:

	February 26, 2011	February 27, 2010

2013 Notes	$500	$500
Convertible debentures	402	402
Financing lease obligations, due 2011 to 2025, interest rates ranging from 3.0% to 8.1%	170	186
Capital lease obligations, due 2011 to 2035, interest rates ranging from 2.1% to 8.3%	79	49
Other debt, due 2018 to 2022, interest rates ranging from 2.6% to 6.7%	1	2

Total long-term debt	$1,152	$1,139
Less: current portion(1)	(441)	(35)

Total long-term debt, less current portion	$711	$1,104

(1)
Since holders of our convertible debentures may require us to purchase all or a portion of the debentures on January 15, 2012, we have classified the $402 for such debentures in the current portion of long-term debt at February 26, 2011.

2013 Notes

In June 2008, we sold $500 principal amount of notes due July 15, 2013 (the "2013 Notes"). The 2013 Notes bear interest at a fixed rate of 6.75% per year, payable semi-annually on January 15 and July 15 of each year, beginning

$ in millions, except per share amounts or as otherwise noted

January 15, 2009. The interest payable on the 2013 Notes is subject to adjustment if either Moody's Investors Service, Inc. or Standard & Poor's Ratings Services downgrades the rating assigned to the 2013 Notes to below investment grade. Net proceeds from the sale of the 2013 Notes were $496, after an initial issuance discount of $1 and other transaction costs.

We may redeem some or all of the 2013 Notes at any time, at a price equal to 100% of the principal amount of the 2013 Notes redeemed plus accrued and unpaid interest to the redemption date and an applicable make-whole amount as described in the indenture relating to the 2013 Notes.

The 2013 Notes are unsecured and unsubordinated obligations and rank equally with all of our other unsecured and unsubordinated debt. The 2013 Notes contain covenants that, among other things, limit our ability and the ability of our North American subsidiaries to incur debt secured by liens, enter into sale and lease-back transactions and, in the case of such subsidiaries, incur unsecured debt.

Convertible Debentures

In January 2002, we sold convertible subordinated debentures having an aggregate principal amount of $402. The proceeds from the offering, net of $6 in offering expenses, were $396. On January 15, 2007, the debentures became callable at par, at our option, for cash. The debentures mature in 2022.

Holders may require us to purchase all or a portion of the debentures on January 15, 2012, and again on January 15, 2017 if not previously redeemed, at a purchase price equal to 100% of the principal amount of the debentures plus accrued and unpaid interest up to but not including the date of purchase. We have the option to settle the purchase price in cash, stock, or a combination of cash and stock. Since holders may require us to purchase all or a portion of the debentures on January 15, 2012, we classified the debentures in the current portion of long-term debt at February 26, 2011.

The debentures become convertible into shares of our common stock at a conversion rate of 21.7391 shares per one thousand dollars principal amount of debentures, equivalent to an initial conversion price of $46.00 per share, if the closing price of our common stock exceeds a specified price for 20 consecutive trading days in a 30-trading day period preceding the date of conversion, if our credit rating falls below specified levels, if the debentures are called for redemption or if certain specified corporate transactions occur. The debentures were not convertible at February 26, 2011, and have not been convertible through April 20, 2011.

The debentures have an interest rate of 2.25% per annum. The interest rate may be reset, but not below 2.25% or above 3.25%, on July 15, 2011, and July 15, 2016. One of our subsidiaries has guaranteed the debentures.

Other

The fair value of long-term debt approximated $1,210 at both February 26, 2011, and February 27, 2010, based primarily on the ask prices quoted from external sources, compared to carrying values of $1,152 and $1,139, respectively.

$ in millions, except per share amounts or as otherwise noted

At February 26, 2011, the future maturities of long-term debt, including capitalized leases, consisted of the following:

Fiscal Year

2012(1)	$441
2013	37
2014	537
2015	36
2016	29
Thereafter	72

Total long-term debt	$1,152

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

We record all foreign currency derivative instruments on our consolidated balance sheets at fair value and evaluate hedge effectiveness prospectively and retrospectively when electing to apply hedge accounting treatment. We formally document all hedging relationships at inception for all derivative hedges and the underlying hedged items, as well as the risk management objectives and strategies for undertaking the hedge transactions. In addition, we have derivatives which are not designated as hedging instruments. We have no derivatives that have credit risk-related contingent features, and we mitigate our credit risk by engaging with major financial institutions as our counterparties.

Cash Flow Hedges

We enter into foreign exchange forward contracts to hedge against the effect of exchange rate fluctuations on certain revenue streams denominated in non-functional currencies. The contracts have terms of up to two years. We report the effective portion of the gain or loss on a cash flow hedge as a component of other comprehensive income, and it is subsequently reclassified into net earnings in the period in which the hedged transaction affects net earnings or the forecasted transaction is no longer probable of occurring. We discontinued certain cash flow hedges and reclassified $5 into net earnings during the fourth quarter of fiscal 2011, as the forecasted transactions were no longer probable of occurring. We report the ineffective portion, if any, of the gain or loss in net earnings.

Net Investment Hedges

Previously, we entered into foreign exchange swap contracts to hedge against the effect of euro and Swiss franc exchange rate fluctuations on net investments of certain foreign operations. For a net investment hedge, we recognized changes in the fair value of the derivative as a component of foreign currency translation within other comprehensive income to offset a portion of the change in the translated value of the net investment being hedged, until the investment was sold or liquidated. During fiscal 2011, we discontinued this hedging strategy and no longer have contracts that hedge net investments of foreign operations.

Derivatives Not Designated as Hedging Instruments

Derivatives not designated as hedging instruments include foreign exchange forward contracts used to manage the impact of fluctuations in foreign currency exchange rates relative to recognized receivable and payable balances denominated in

$ in millions, except per share amounts or as otherwise noted

non-functional currencies and on certain forecasted inventory purchases denominated in non-functional currencies. The contracts have terms of up to six months. These derivative instruments are not designated in hedging relationships and, therefore, we record gains and losses on these contracts directly in net earnings.

Summary of Derivative Balances

The following table presents the gross fair values for derivative instruments and the corresponding classification at February 26, 2011 and February 27, 2010:

	February 26, 2011		February 27, 2010
Contract Type	Assets	Liabilities	Assets	Liabilities

Cash flow hedges (foreign exchange forward contracts)	$1	$(2)	$2	$(1)
Net investment hedges (foreign exchange swap contracts)	—	—	4	—

Total derivatives designated as hedging instruments	$1	$(2)	$6	$(1)

No hedge designation (foreign exchange forward contracts)	2	(2)	1	(2)

Total	$3	$(4)	$7	$(3)

The following tables present the effects of derivative instruments on other comprehensive income ("OCI") and on our consolidated statements of earnings for fiscal 2011 and 2010:

	2011		2010
Contract Type	Pre-tax Gain(Loss) Recognized in OCI(1)	Gain(Loss) Reclassified from Accumulated OCI to Earnings (Effective Portion)(2)	Pre-tax Gain(Loss) Recognized in OCI(1)	Gain(Loss) Reclassified from Accumulated OCI to Earnings (Effective Portion)(2)

Cash flow hedges (foreign exchange forward contracts)	$9	$12	$1	$4
Net investment hedges (foreign exchange swap contracts)	8	—	45	—

Total	$17	$12	$46	$4

(1)
Reflects the amount recognized in OCI prior to the reclassification of 50% to noncontrolling interests for the cash flow and net investment hedges, respectively.

(2)
Gain reclassified from accumulated OCI is included within SG&A in our consolidated statements of earnings.

The following table presents the effects of derivatives not designated as hedging instruments on our consolidated statements of earnings for fiscal 2011 and 2010:

	Gain (Loss) Recognized within SG&A
Contract Type	2011	2010

No hedge designation (foreign exchange forward contracts)	$13	$(5)

$ in millions, except per share amounts or as otherwise noted

The following table presents the notional amounts of our foreign currency exchange contracts at February 26, 2011 and February 27, 2010:

	Notional Amount
Contract Type	February 26, 2011	February 27, 2010

Derivatives designated as cash flow hedging instruments	$264	$203
Derivatives designated as net investment hedging instruments	—	608
Derivatives not designated as hedging instruments	493	240

Total	$757	$1,051

8.    Shareholders' Equity

Stock Compensation Plans

Our 2004 Omnibus Stock and Incentive Plan, as amended (the "Omnibus Plan"), authorizes us to grant or issue non-qualified stock options, incentive stock options, share awards and other equity awards up to a total of 52 million shares. We have not granted incentive stock options under the Omnibus Plan. Under the terms of the Omnibus Plan, awards may be granted to our employees, officers, advisors, consultants and directors. Awards issued under the Omnibus Plan vest as determined by the Compensation and Human Resources Committee of our Board of Directors at the time of grant. At February 26, 2011, a total of 3.4 million shares were available for future grants under the Omnibus Plan.

Upon adoption and approval of the Omnibus Plan, all of our previous equity incentive compensation plans were terminated. However, existing awards under those plans continued to vest in accordance with the original vesting schedule and will expire at the end of their original term.

Our outstanding stock options have a 10-year term. Outstanding stock options issued to employees generally vest over a four-year period, and outstanding stock options issued to directors vest immediately upon grant. Share awards vest based either upon attainment of established goals or upon continued employment ("time-based"). Outstanding share awards that are not time-based typically vest at the end of a three-year incentive period based either upon our total shareholder return ("TSR") compared to the TSR of companies that comprise Standard & Poor's 500 Index or growth in our common stock price ("market-based"), or upon the achievement of company or personal performance goals ("performance-based"). We have time-based share awards that vest in their entirety at the end of three- and four-year periods and time-based share awards where 25% of the award vests on the date of grant and 25% vests on each of the three anniversary dates thereafter.

Our 2003 Employee Stock Purchase Plan permitted and our 2008 Employee Stock Purchase Plan permits our employees to purchase our common stock at 85% of the market price of the stock at the beginning or at the end of a semi-annual purchase period, whichever is less.

Stock-based compensation expense was as follows in fiscal 2011, 2010 and 2009:

	2011	2010	2009

Stock options	$90	$85	$77
Share awards
Market-based	4	8	13
Performance-based	(1)	1	2
Time-based	16	10	4
Employee stock purchase plans	12	14	14

Total	$121	$118	$110

$ in millions, except per share amounts or as otherwise noted

Stock Options

Stock option activity was as follows in fiscal 2011:

	Stock Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at February 27, 2010	36,588,000	$38.18
Granted	4,924,000	38.85
Exercised	(4,355,000)	30.83
Forfeited/Canceled	(1,570,000)	42.88

Outstanding at February 26, 2011	35,587,000	$38.97	6.4	$41

Vested or expected to vest at February 26, 2011	32,438,000	$39.21	6.2	$39

Exercisable at February 26, 2011	21,717,000	$40.14	5.1	$30

The weighted-average grant-date fair value of stock options granted during fiscal 2011, 2010 and 2009 was $11.97, $12.69 and $13.04, respectively, per share. The aggregate intrinsic value of our stock options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) exercised during fiscal 2011, 2010 and 2009, was $52, $28 and $26, respectively. At February 26, 2011, there was $127 of unrecognized compensation expense related to stock options that is expected to be recognized over a weighted-average period of 1.7 years.

Net cash proceeds from the exercise of stock options were $134, $96 and $34 in fiscal 2011, 2010 and 2009, respectively.

The actual income tax benefit realized from stock option exercises was $19, $10 and $7, in fiscal 2011, 2010 and 2009, respectively.

In fiscal 2011, 2010 and 2009, we estimated the fair value of each stock option on the date of grant using a lattice model with the following assumptions:

Valuation Assumptions(1)	2011	2010	2009

Risk-free interest rate(2)	0.2% - 3.9%	0.2% - 3.8%	0.9% - 4.0%
Expected dividend yield	1.5%	1.6%	1.6%
Expected stock price volatility(3)	36%	42%	45%
Expected life of stock options (in years)(4)	6.1	6.1	6.1
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

$ in millions, except per share amounts or as otherwise noted

Market-Based Share Awards

The fair value of market-based share awards is determined based on generally accepted valuation techniques and the closing market price of our stock on the date of grant. A summary of the status of our nonvested market-based share awards at February 26, 2011, and changes during fiscal 2011, is as follows:

Market-Based Share Awards	Shares	Weighted- Average Fair Value per Share

Outstanding at February 27, 2010	633,000	$42.97
Granted	—	—
Vested	(200,000)	38.65
Forfeited/Canceled	(240,000)	39.14

Outstanding at February 26, 2011	193,000	$52.19

We recognize expense for market-based share awards on a straight-line basis over the requisite service period (or to an employee's eligible retirement date, if earlier). At February 26, 2011, compensation expense had been fully recognized.

Performance-Based Share Awards

The fair value of performance-based share awards is determined based on the closing market price of our stock on the date of grant. A summary of the status of our nonvested performance-based share awards at February 26, 2011, and changes during fiscal 2011, is as follows:

Performance-Based Share Awards	Shares	Weighted-Average Fair Value per Share

Outstanding at February 27, 2010	2,343,000	$42.11
Granted	6,000	44.20
Vested	(64,000)	54.13
Forfeited/Canceled	(106,000)	44.58

Outstanding at February 26, 2011	2,179,000	$41.64

At February 26, 2011, there was no compensation expense related to nonvested performance-based share awards that we expect to recognize.

$ in millions, except per share amounts or as otherwise noted

Time-Based Share Awards

The fair value of time-based share awards is determined based on the closing market price of our stock on the date of grant. A summary of the status of our nonvested time-based share awards at February 26, 2011, and changes during fiscal 2011, is as follows:

Time-Based Share Awards	Shares	Weighted-Average Fair Value per Share

Outstanding at February 27, 2010	1,332,000	$34.06
Granted	1,321,000	38.40
Vested	(380,000)	34.17
Forfeited/Canceled	(102,000)	35.93

Outstanding at February 26, 2011	2,171,000	$36.60

At February 26, 2011, there was $53 of unrecognized compensation expense related to nonvested time-based share awards that we expect to recognize over a weighted-average period of 3.0 years.

Employee Stock Purchase Plans

In fiscal 2011, 2010 and 2009, we estimated the fair value of stock-based compensation expense associated with our employee stock purchase plans on the purchase date using the Black-Scholes option-pricing valuation model, with the following assumptions:

Valuation Assumptions	2011	2010	2009

Risk-free interest rate(1)	0.2%	0.3%	1.3%
Expected dividend yield	1.4%	1.5%	1.4%
Expected stock price volatility(2)	29%	53%	42%
Expected life of employee stock purchase plan options (in months)(3)	6	6	6
(1)
Based on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of employee stock purchase plan shares.

(2)
We consider both the historical volatility of our stock price as well as implied volatilities from exchange-traded options on our stock.

(3)
Based on semi-annual purchase period.

In fiscal 2011, 2010 and 2009, 1.3 million, 1.2 million and 1.4 million shares, respectively, were purchased through our employee stock purchase plans. The weighted-average fair values of shares purchased pursuant to the plans during fiscal 2011, 2010 and 2009, were $9.54, $11.34 and $10.32, respectively. At February 26, 2011, and February 27, 2010, plan participants had accumulated $19 and $18, respectively, to purchase our common stock pursuant to these plans.

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

$ in millions, except per share amounts or as otherwise noted

awards and nonvested performance-based share awards are included in the average diluted shares outstanding each period if established market or performance criteria have been met at the end of the respective periods.

At February 26, 2011, options to purchase 35.6 million shares of common stock were outstanding as follows (shares in millions):

	Exercisable			Unexercisable			Total
	Shares	%	Weighted- Average Price per Share	Shares	%	Weighted- Average Price per Share	Shares	%	Weighted- Average Price per Share

In-the-money	9.0	41	$30.61	8.5	61	$33.59	17.5	49	$32.06
Out-of-the-money	12.7	59	46.83	5.4	39	42.78	18.1	51	45.63

Total	21.7	100	$40.14	13.9	100	$37.13	35.6	100	$38.97

The computation of dilutive shares outstanding excludes the out-of-the-money stock options because such outstanding options' exercise prices were greater than the average market price of our common shares and, therefore, the effect would be antidilutive (i.e., including such options would result in higher earnings per share).

The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings per share in fiscal 2011, 2010 and 2009:

	2011	2010	2009

Numerator:
Net earnings attributable to Best Buy Co., Inc., basic	$1,277	$1,317	$1,003
Adjustment for assumed dilution:
Interest on convertible debentures due in 2022, net of tax	6	6	6

Net earnings attributable to Best Buy Co., Inc., diluted	$1,283	$1,323	$1,009

Denominator (in millions):
Weighted-average common shares outstanding	406.1	416.8	412.5
Effect of potentially dilutive securities:
Shares from assumed conversion of convertible debentures	8.8	8.8	8.8
Stock options and other	1.6	1.9	1.6

Weighted-average common shares outstanding, assuming dilution	416.5	427.5	422.9

Net earnings per share attributable to Best Buy Co., Inc.
Basic	$3.14	$3.16	$2.43
Diluted	$3.08	$3.10	$2.39

Repurchase of Common Stock

In June 2007, our Board of Directors authorized up to $5,500 in share repurchases, a program that terminated and replaced our prior $1,500 share repurchase program authorized in June 2006. There is no expiration date governing the period over which we can repurchase shares under the June 2007 share repurchase program. At February 26, 2011, $1,307 remains available for future purchases under the June 2007 share repurchase program. Repurchased shares have been retired and constitute authorized but unissued shares.

$ in millions, except per share amounts or as otherwise noted

Open Market Repurchases

The following table presents open market share repurchases in fiscal 2011, 2010 and 2009 (shares in millions):

	2011	2010	2009

Total number of shares repurchased	32.6	—	—
Total cost of shares repurchased	$1,193	$—	$—

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

Comprehensive income attributable to Best Buy Co., Inc. was $1,410, $1,674 and $184 in fiscal 2011, 2010 and 2009, respectively.

The components of accumulated other comprehensive income, net of tax, were as follows:

	February 26, 2011	February 27, 2010

Foreign currency translation	$102	$26
Unrealized gains on available-for-sale investments	72	14
Unrealized losses on derivative instruments (cash flow hedges)	(1)	—

Total	$173	$40

9.    Leases

The composition of net rent expense for all operating leases, including leases of property and equipment, was as follows in fiscal 2011, 2010 and 2009:

	2011	2010	2009

Minimum rentals	$1,176	$1,145	$962
Contingent rentals	2	2	1

Total rent expense	1,178	1,147	963
Less: sublease income	(19)	(20)	(23)

Net rent expense	$1,159	$1,127	$940

$ in millions, except per share amounts or as otherwise noted

The future minimum lease payments under our capital, financing and operating leases by fiscal year (not including contingent rentals) at February 26, 2011, were as follows:

Fiscal Year	Capital Leases	Financing Leases	Operating Leases

2012	$18	$34	$1,208
2013	16	32	1,166
2014	16	30	1,079
2015	14	29	992
2016	8	25	872
Thereafter	25	60	2,930

Subtotal	97	210	$8,247

Less: imputed interest	(18)	(40)

Present value	$79	$170

Total minimum lease payments have not been reduced by minimum sublease rent income of approximately $124 due under future noncancelable subleases.

During fiscal 2011 and 2010, we entered into agreements totaling $52 and $9, respectively, related to various IT equipment leases.

10.    Benefit Plans

We sponsor retirement savings plans for employees meeting certain eligibility requirements. Participants may choose from various investment options including a fund comprised of our company stock. Participants can contribute up to 50% of their eligible compensation annually as defined by the plan document, subject to Internal Revenue Service ("IRS") limitations. We match 100% of the first 3% of participating employees' contributions and 50% of the next 2%. Employer contributions vest immediately. The total employer contributions were $69, $62 and $58 in fiscal 2011, 2010 and 2009, respectively.

We have a non-qualified, unfunded deferred compensation plan for highly compensated employees and members of our Board of Directors. Amounts contributed and deferred under our deferred compensation plan are credited or charged with the performance of investment options offered under the plan and elected by the participants. In the event of bankruptcy, the assets of the plan are available to satisfy the claims of general creditors. The liability for compensation deferred under the plan was $64 and $61 at February 26, 2011, and February 27, 2010, respectively, and is included in long-term liabilities. We manage the risk of changes in the fair value of the liability for deferred compensation by electing to match our liability under the plan with investment vehicles that offset a substantial portion of our exposure. The cash value of the investment vehicles, which includes funding for future deferrals, was $83 and $75 at February 26, 2011, and February 27, 2010, respectively, and is included in other assets. Both the asset and the liability are carried at fair value.

$ in millions, except per share amounts or as otherwise noted

11.    Income Taxes

The following is a reconciliation of the federal statutory income tax rate to income tax expense in fiscal 2011, 2010 and 2009:

	2011	2010	2009

Federal income tax at the statutory rate	$727	$768	$595
State income taxes, net of federal benefit	42	66	49
Benefit from foreign operations	(50)	(41)	(30)
Non-taxable interest income	—	(1)	(3)
Other	(5)	10	16
Impairments(1)	—	—	47

Income tax expense	$714	$802	$674

Effective income tax rate	34.4%	36.5%	39.6%
(1)
Tax impact of the other-than-temporary impairment of our investment in the common stock of CPW and the non-deductibility of our goodwill impairment charge.

Earnings before income tax expense and equity in income of affiliates by jurisdiction was as follows in fiscal 2011, 2010 and 2009:

	2011	2010	2009

United States	$1,629	$1,870	$1,540
Outside the United States	449	325	160

Earnings before income tax expense and equity in income of affiliates	$2,078	$2,195	$1,700

Income tax expense was comprised of the following in fiscal 2011, 2010 and 2009:

	2011	2010	2009

Current:
Federal	$689	$666	$573
State	67	113	78
Foreign	92	53	66

	848	832	717

Deferred:
Federal	(113)	(13)	(7)
State	(2)	(11)	1
Foreign	(19)	(6)	(37)

	(134)	(30)	(43)

Income tax expense	$714	$802	$674

$ in millions, except per share amounts or as otherwise noted

Deferred taxes are the result of differences between the bases of assets and liabilities for financial reporting and income tax purposes. Deferred tax assets and liabilities were comprised of the following:

	February 26, 2011	February 27, 2010

Accrued property expenses	$154	$149
Other accrued expenses	122	126
Deferred revenue	141	150
Compensation and benefits	86	64
Stock-based compensation	137	125
Net operating loss carryforwards	247	211
Other	181	60

Total deferred tax assets	1,068	885
Valuation allowance	(212)	(151)

Total deferred tax assets after valuation allowance	856	734

Property and equipment	(316)	(381)
Convertible debt	(79)	(71)
Goodwill and intangibles	(123)	(125)
Other	(47)	(31)

Total deferred tax liabilities	(565)	(608)

Net deferred tax assets	$291	$126

Deferred tax assets and liabilities included in our consolidated balance sheets were as follows:

	February 26, 2011	February 27, 2010

Other current assets	$261	$244
Other assets	98	19
Other long-term liabilities	(68)	(137)

Net deferred tax assets	$291	$126

At February 26, 2011, we had total net operating loss carryforwards from international operations of $218, of which $93 will expire in various years through 2021 and the remaining amounts have no expiration. Additionally, we had acquired U.S. federal net operating loss carryforwards of $29 which expire between 2025 and 2028, and U.S. federal foreign tax credits of $58 which expire between 2015 and 2021.

At February 26, 2011, a valuation allowance of $212 had been established against certain international net operating loss carryforwards and other international deferred tax assets. The $61 increase from February 27, 2010, is primarily due to valuation allowances that arose in fiscal 2011.

We have not provided deferred taxes on unremitted earnings attributable to foreign operations that have been considered to be reinvested indefinitely. These earnings relate to ongoing operations and were $1,764 at February 26, 2011. It is not practicable to determine the income tax liability that would be payable if such earnings were not indefinitely reinvested.

$ in millions, except per share amounts or as otherwise noted

The following table provides a reconciliation of changes in unrecognized tax benefits for fiscal 2011 and 2010:

Balance at February 28, 2009	$349
Gross increases related to prior period tax positions	96
Gross decreases related to prior period tax positions	(72)
Gross increases related to current period tax positions	50
Settlements with taxing authorities	(24)
Lapse of statute of limitations	(6)

Balance at February 27, 2010	$393
Gross increases related to prior period tax positions	36
Gross decreases related to prior period tax positions	(90)
Gross increases related to current period tax positions	40
Settlements with taxing authorities	—
Lapse of statute of limitations	(20)

Balance at February 26, 2011	$359

At February 26, 2011, and February 27, 2010, $233 and $195, respectively, of unrecognized tax benefits would favorably impact the effective tax rate if recognized.

We recognize interest and penalties (not included in the "unrecognized tax benefits" above), as well as interest received from favorable tax settlements, as components of income tax expense. Interest expense of $1 and penalties benefit of $4 were recognized as a component of income tax expense in fiscal 2011. At February 26, 2011, and February 27, 2010, we had accrued interest of $84 and $78, respectively, along with accrued penalties of $0 and $4 at February 26, 2011 and February 27, 2010, respectively.

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

$ in millions, except per share amounts or as otherwise noted

The following tables present our business segment information in fiscal 2011, 2010 and 2009:

	2011	2010	2009

Revenue
Domestic	$37,186	$37,314	$35,070
International	13,086	12,380	9,945

Total revenue	$50,272	$49,694	$45,015

Percentage of revenue, by revenue category
Domestic:
Consumer electronics	37%	39%	39%
Home office	37%	34%	31%
Entertainment	14%	16%	19%
Appliances	5%	4%	5%
Services	6%	6%	6%
Other	1%	1%	< 1%

Total	100%	100%	100%

International:
Consumer electronics	21%	20%	26%
Home office	55%	53%	45%
Entertainment	6%	7%	9%
Appliances	9%	8%	10%
Services	9%	12%	10%
Other	< 1%	< 1%	< 1%

Total	100%	100%	100%

$ in millions, except per share amounts or as otherwise noted

	2011	2010	2009

Operating income
Domestic	$2,031	$2,071	$1,758
International	83	164	112

Total operating income	2,114	2,235	1,870
Other income (expense)
Investment income and other	51	54	35
Investment impairment	—	—	(111)
Interest expense	(87)	(94)	(94)

Earnings from operations before income tax expense and equity in income of affiliates	$2,078	$2,195	$1,700

Assets
Domestic	$9,610	$10,431	$9,059
International	8,239	7,871	6,767

Total assets	$17,849	$18,302	$15,826

Capital expenditures
Domestic	$481	$385	$971
International	263	230	332

Total capital expenditures	$744	$615	$1,303

Depreciation
Domestic	$623	$585	$550
International	273	253	180

Total depreciation	$896	$838	$730

Geographic Information

The following tables present our geographic information in fiscal 2011, 2010 and 2009:

	2011	2010	2009

Net sales to customers
United States	$37,186	$37,315	$35,070
Europe	5,511	5,591	3,205
Canada	5,468	5,065	5,174
China	1,952	1,677	1,558
Other	155	46	8

Total revenue	$50,272	$49,694	$45,015

Long-lived assets
United States	$2,741	$2,960	$3,155
Europe	438	464	439
Canada	474	462	408
China	147	152	161
Other	23	32	11

Total long-lived assets	$3,823	$4,070	$4,174

$ in millions, except per share amounts or as otherwise noted

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

In February 2011, a purported class action lawsuit captioned, IBEW Local 98 Pension Fund, individually and on behalf of all others similarly situated v. Best Buy Co., Inc., et al., was filed against us and certain of our executive officers in the U.S. District Court for the District of Minnesota. This federal court action alleges, among other things, that we and those officers violated Sections 10(b) and 20A of the Exchange Act and Rule 10b-5 under the Exchange Act in connection with press releases and other statements relating to our fiscal 2011 earnings guidance that had been made available to the public. Additionally, in March 2011, a similar purported class action was filed by a single shareholder, Rene LeBlanc, against us and certain of our executive officers in the same court.

The plaintiffs in the above actions seek damages, including interest, equitable relief and reimbursement of the costs and expenses they incurred in the lawsuits. We believe the above allegations are without merit, and we intend to defend these actions vigorously. Based on our assessment of the facts underlying the claims in the above actions, their respective procedural litigation history (including the status of class certification in the Holloway lawsuit), and the degree to which we intend to defend our company in these matters, we are unable to provide meaningful quantification of how the final resolution of these claims may impact our future consolidated financial position or results of operations.

We are involved in various other legal proceedings arising in the normal course of conducting business. We believe the amounts provided in our consolidated financial statements are adequate in light of the probable and estimable liabilities. The resolution of those other proceedings is not expected to have a material effect on our results of operations or financial condition.

Commitments

We engage Accenture LLP ("Accenture") to assist us with improving our operational capabilities and reducing our costs in the information systems, procurement and human resources areas. We expect our future contractual obligations to Accenture to range from $165 to $215 per year through 2016, the end of the periods under contract.

We had outstanding letters of credit and bankers' acceptances for purchase obligations with an aggregate fair value of $516 at February 26, 2011.

At February 26, 2011, we had commitments for the purchase and construction of facilities valued at approximately $32. Also, at February 26, 2011, we had entered into lease commitments for land and buildings for 27 future locations. These lease commitments with real estate developers provide for minimum rentals ranging from 3 to 20 years, which if consummated based on current cost estimates, will approximate $15 annually over the initial lease terms. These minimum rentals are reported in the future minimum lease payments included in Note 9, Leases.

14.    Sale of Business

During the second quarter of fiscal 2011, we completed the sale of our Speakeasy business to Covad Communications Group, Inc. ("Covad"). Prior to this sale, Covad had merged with Megapath Inc. The three combined businesses operate

$ in millions, except per share amounts or as otherwise noted

under the Megapath name. Upon closing of the Speakeasy sale, we received cash consideration and a minority equity interest in the combined company. Based upon the fair value of the consideration received and the carrying value of Speakeasy at closing, we recorded a pre-tax gain on sale of $7 in the second quarter of fiscal 2011, which is included within investment income and other in our consolidated statements of earnings.

15.    Related Party Transactions

Best Buy Europe had the following related party transactions and balances with CPW and Carphone Warehouse in fiscal 2011, 2010 and 2009:

	2011	2010	2009

Revenue earned (primarily commission revenue and fees for information technology services provided to CPW and Carphone Warehouse)	$6	$63	$12
SG&A incurred (primarily for rent and other payroll-related costs paid to CPW and Carphone Warehouse)	8	6	29
Interest expense incurred on credit facility with CPW and Carphone Warehouse as lender	1	4	15
Accounts payable to CPW and Carphone Warehouse at the end of the fiscal year	—	4	108
Accounts receivable from CPW and Carphone Warehouse at the end of the fiscal year	2	31	60
Balance outstanding on credit facility from CPW and Carphone Warehouse at the end of the fiscal year (see Note 6, Debt)	98	206	584

16.    Subsequent Event

In March 2011, we sold $350 principal amount of notes due March 15, 2016 (the "2016 Notes") and $650 principal amount of notes due March 15, 2021 (the "2021 Notes", and together with the 2016 Notes, the "Notes"). The 2016 Notes bear interest at a fixed rate of 3.75% per year, while the 2021 Notes bear interest at a fixed rate of 5.50% per year. Interest on the Notes is payable semi-annually on March 15 and September 15 of each year, beginning September 15, 2011. The Notes were issued at a slight discount to par, which when coupled with underwriting discounts of $6, resulted in net proceeds from the sale of the Notes of $990.

We may redeem some or all of the Notes at any time at a redemption price equal to the greater of (i) 100% of the principal amount of the Notes redeemed and (ii) the sum of the present values of each remaining scheduled payment of principal and interest on the Notes redeemed discounted to the redemption date on a semiannual basis, plus accrued and unpaid interest on the principal amount of the Notes to the redemption date as described in the indenture (including the supplemental indenture) relating to the Notes. Furthermore, if a change of control triggering event occurs, unless we have previously exercised our option to redeem the Notes, we will be required to offer to purchase the Notes at a price equal to 101% of the principal amount of the Notes, plus accrued and unpaid interest to the purchase date.

The Notes are unsecured and unsubordinated obligations and rank equally with all of our other unsecured and unsubordinated debt. The Notes contain covenants that, among other things, limit our ability and the ability of our North American subsidiaries to incur debt secured by liens or to enter into sale and lease-back transactions.

$ in millions, except per share amounts or as otherwise noted

17.    Condensed Consolidating Financial Information

The rules of the U.S. Securities and Exchange Commission require that condensed consolidating financial information be provided for a subsidiary that has guaranteed the debt of a registrant issued in a public offering, where the guarantee is full and unconditional and where the voting interest of the subsidiary is 100% owned by the registrant. Our convertible debentures, which had an aggregate principal balance and carrying amount of $402 at February 26, 2011, are jointly and severally guaranteed by our 100%-owned indirect subsidiary Best Buy Stores, L.P. ("Guarantor Subsidiary"). Investments in subsidiaries of Best Buy Stores, L.P., which have not guaranteed the convertible debentures ("Non-Guarantor Subsidiaries"), are required to be presented under the equity method, even though all such subsidiaries meet the requirements to be consolidated under GAAP.

Set forth below are condensed consolidating financial statements presenting the financial position, results of operations, and cash flows of (i) Best Buy Co., Inc., (ii) the Guarantor Subsidiary, (iii) the Non-Guarantor Subsidiaries, and (iv) the eliminations necessary to arrive at consolidated information for our company. The statement of earnings eliminations relate primarily to the sale of inventory from a Non-Guarantor Subsidiary to the Guarantor Subsidiary. The balance sheet eliminations relate primarily to the elimination of intercompany profit in inventory held by the Guarantor Subsidiary and consolidating entries to eliminate intercompany receivables, payables and subsidiary investment accounts.

We file a consolidated U.S. federal income tax return. Income taxes are allocated in accordance with our tax allocation agreement. U.S. affiliates receive no tax benefit for taxable losses, but are allocated taxes at the required effective income tax rate if they have taxable income.

The following tables present condensed consolidating balance sheets as of February 26, 2011, and February 27, 2010, and condensed consolidating statements of earnings and cash flows for the fiscal years ended February 26, 2011, February 27, 2010, and February 28, 2009, and should be read in conjunction with the consolidated financial statements herein.

$ in millions, except per share amounts or as otherwise noted

Condensed Consolidating Balance Sheets

At February 26, 2011

	Best Buy Co., Inc.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Assets
Current Assets
Cash and cash equivalents	$282	$51	$770	$—	$1,103
Short-term investments	20	—	2	—	22
Receivables	3	738	1,607	—	2,348
Merchandise inventories	—	3,973	1,999	(75)	5,897
Other current assets	234	117	752	—	1,103
Intercompany receivable	—	—	9,300	(9,300)	—
Intercompany note receivable	854	—	91	(945)	—

Total current assets	1,393	4,879	14,521	(10,320)	10,473
Net Property and Equipment	200	1,803	1,820	—	3,823
Goodwill	—	6	2,448	—	2,454
Tradenames, Net	—	—	133	—	133
Customer Relationships, Net	—	—	203	—	203
Equity and Other Investments	162	—	166	—	328
Other Assets	181	36	273	(55)	435
Investments in Subsidiaries	14,030	229	2,444	(16,703)	—

Total Assets	$15,966	$6,953	$22,008	$(27,078)	$17,849

Liabilities and Equity
Current Liabilities
Accounts payable	$361	$101	$4,432	$—	$4,894
Unredeemed gift card liabilities	—	404	70	—	474
Accrued compensation and related expenses	—	200	370	—	570
Accrued liabilities	13	625	833	—	1,471
Accrued income taxes	256	—	—	—	256
Short-term debt	—	—	557	—	557
Current portion of long-term debt	402	23	16	—	441
Intercompany payable	7,497	1,665	138	(9,300)	—
Intercompany note payable	103	500	342	(945)	—

Total current liabilities	8,632	3,518	6,758	(10,245)	8,663
Long-Term Liabilities	160	863	447	(287)	1,183
Long-Term Debt	500	128	83	—	711
Equity
Shareholders' equity	6,674	2,444	14,030	(16,546)	6,602
Noncontrolling interests	—	—	690	—	690

Total equity	6,674	2,444	14,720	(16,546)	7,292

Total Liabilities and Equity	$15,966	$6,953	$22,008	$(27,078)	$17,849

$ in millions, except per share amounts or as otherwise noted

Condensed Consolidating Balance Sheets

At February 27, 2010

	Best Buy Co., Inc.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Assets
Current Assets
Cash and cash equivalents	$1,170	$53	$603	$—	$1,826
Short-term investments	88	—	2	—	90
Receivables	—	485	1,535	—	2,020
Merchandise inventories	—	3,662	1,873	(49)	5,486
Other current assets	221	149	775	(1)	1,144
Intercompany receivable	—	—	7,983	(7,983)	—
Intercompany note receivable	833	—	—	(833)	—

Total current assets	2,312	4,349	12,771	(8,866)	10,566
Net Property and Equipment	214	1,864	1,992	—	4,070
Goodwill	—	6	2,446	—	2,452
Tradenames, Net	—	—	159	—	159
Customer Relationships, Net	—	—	279	—	279
Equity and Other Investments	216	—	108	—	324
Other Assets	103	34	362	(47)	452
Investments in Subsidiaries	12,246	287	2,296	(14,829)	—

Total Assets	$15,091	$6,540	$20,413	$(23,742)	$18,302

Liabilities and Equity
Current Liabilities
Accounts payable	$414	$26	$4,836	$—	$5,276
Unredeemed gift card liabilities	—	401	62	—	463
Accrued compensation and related expenses	4	218	322	—	544
Accrued liabilities	25	652	1,004	—	1,681
Accrued income taxes	316	—	—	—	316
Short-term debt	—	—	663	—	663
Current portion of long-term debt	1	21	13	—	35
Intercompany payable	6,816	1,167	—	(7,983)	—
Intercompany note payable	—	500	333	(833)	—

Total current liabilities	7,576	2,985	7,233	(8,816)	8,978
Long-Term Liabilities	247	1,123	224	(338)	1,256
Long-Term Debt	902	136	66	—	1,104
Equity
Shareholders' equity	6,366	2,296	12,246	(14,588)	6,320
Noncontrolling interests	—	—	644	—	644

Total equity	6,366	2,296	12,890	(14,588)	6,964

Total Liabilities and Equity	$15,091	$6,540	$20,413	$(23,742)	$18,302

$ in millions, except per share amounts or as otherwise noted

Condensed Consolidating Statements of Earnings

Fiscal Year Ended February 26, 2011

	Best Buy Co., Inc.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenue	$16	$33,924	$45,843	$(29,511)	$50,272
Cost of goods sold	—	25,140	39,022	(26,551)	37,611
Restructuring charges — cost of goods sold	—	9	15	—	24

Gross profit	16	8,775	6,806	(2,960)	12,637
Selling, general and administrative expenses	169	8,439	4,895	(3,178)	10,325
Restructuring charges	—	9	189	—	198

Operating (loss) income	(153)	327	1,722	218	2,114
Other income (expense)
Investment income and other	20	—	43	(12)	51
Interest expense	(47)	(15)	(37)	12	(87)
Equity in earnings of subsidiaries	1,189	49	194	(1,432)	—

Earnings before income tax (benefit) expense and equity in income of affiliates	1,009	361	1,922	(1,214)	2,078
Income tax (benefit) expense	(50)	118	646	—	714
Equity in income of affiliates	—	—	2	—	2

Net earnings including noncontrolling interests	1,059	243	1,278	(1,214)	1,366
Net earnings attributable to noncontrolling interests	—	—	(89)	—	(89)

Net earnings attributable to Best Buy Co., Inc.	$1,059	$243	$1,189	$(1,214)	$1,277

$ in millions, except per share amounts or as otherwise noted

Condensed Consolidating Statements of Earnings

Fiscal Year Ended February 27, 2010

	Best Buy Co., Inc.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenue	$16	$34,347	$43,743	$(28,412)	$49,694
Cost of goods sold	—	25,809	39,292	(27,567)	37,534

Gross profit	16	8,538	4,451	(845)	12,160
Selling, general and administrative expenses	166	8,170	4,705	(3,168)	9,873
Restructuring charges	—	25	27	—	52

Operating (loss) income	(150)	343	(281)	2,323	2,235
Other income (expense)
Investment income and other	10	1	66	(23)	54
Interest expense	(59)	(21)	(37)	23	(94)
Equity in (loss) earnings of subsidiaries	(335)	(3)	202	136	—

(Loss) earnings before income tax expense and equity in income of affiliates	(534)	320	(50)	2,459	2,195
Income tax expense	471	122	209	—	802
Equity in income of affiliates	—	—	1	—	1

Net (loss) earnings including noncontrolling interests	(1,005)	198	(258)	2,459	1,394
Net earnings attributable to noncontrolling interests	—	—	(77)	—	(77)

Net (loss) earnings attributable to Best Buy Co., Inc.	$(1,005)	$198	$(335)	$2,459	$1,317

$ in millions, except per share amounts or as otherwise noted

Condensed Consolidating Statements of Earnings

Fiscal Year Ended February 28, 2009

	Best Buy Co., Inc.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenue	$16	$32,407	$47,925	$(35,333)	$45,015
Cost of goods sold	—	26,793	42,316	(35,092)	34,017

Gross profit	16	5,614	5,609	(241)	10,998
Selling, general and administrative expenses	150	5,317	3,499	18	8,984
Restructuring charges	—	43	35	—	78
Goodwill and tradename impairment	—	—	66	—	66

Operating (loss) income	(134)	254	2,009	(259)	1,870
Other income (expense)
Investment income and other	12	—	206	(183)	35
Investment impairment	—	—	(111)	—	(111)
Interest expense	(211)	(47)	(19)	183	(94)
Equity in earnings (loss) of subsidiaries	1,293	(146)	108	(1,255)	—

Earnings before income tax expense and equity in income of affiliates	960	61	2,193	(1,514)	1,700
Income tax (benefit) expense	(302)	99	877	—	674
Equity in income of affiliates	—	—	7	—	7

Net earnings (loss) including noncontrolling interests	1,262	(38)	1,323	(1,514)	1,033
Net earnings attributable to noncontrolling interests	—	—	(30)	—	(30)

Net earnings (loss) attributable to Best Buy Co., Inc.	$1,262	$(38)	$1,293	$(1,514)	$1,003

$ in millions, except per share amounts or as otherwise noted

Condensed Consolidating Statements of Cash Flows

Fiscal Year Ended February 26, 2011

	Best Buy Co., Inc.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Total cash (used in) provided by operating activities	$(288)	$(171)	$1,649	$—	$1,190

Investing Activities
Additions to property and equipment	—	(319)	(425)	—	(744)
Purchases of investments	(267)	—	—	—	(267)
Sales of investments	397	—	18	—	415
Proceeds from sale of business, net of cash transferred	—	—	21	—	21
Change in restricted assets	—	—	(2)	—	(2)
Settlement of net investment hedges	—	—	12	—	12
Other, net	—	—	(4)	—	(4)

Total cash provided by (used in) investing activities	130	(319)	(380)	—	(569)

Financing Activities
Repurchase of common stock	(1,193)	—	—	—	(1,193)
Issuance of common stock under employee stock purchase plan and for the exercise of stock options	179	—	—	—	179
Dividends paid	(237)	—	—	—	(237)
Repayments of debt	(886)	(13)	(2,221)	—	(3,120)
Proceeds from issuance of debt	885	—	2,136	—	3,021
Acquisition of noncontrolling interests	—	—	(21)	—	(21)
Excess tax benefits from stock-based compensation	11	—	—	—	11
Other, net	—	—	3	—	3
Change in intercompany receivable/payable	511	501	(1,012)	—	—

Total cash (used in) provided by financing activities	(730)	488	(1,115)	—	(1,357)

Effect of Exchange Rate Changes on Cash	—	—	13	—	13

(Decrease) Increase in Cash and Cash Equivalents	(888)	(2)	167	—	(723)
Cash and Cash Equivalents at Beginning of Year	1,170	53	603	—	1,826

Cash and Cash Equivalents at End of Year	$282	$51	$770	$—	$1,103

$ in millions, except per share amounts or as otherwise noted

Condensed Consolidating Statements of Cash Flows

Fiscal Year Ended February 27, 2010

	Best Buy Co., Inc.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Total cash (used in) provided by operating activities	$(1,351)	$2,957	$600	$—	$2,206

Investing Activities
Additions to property and equipment	—	(165)	(450)	—	(615)
Purchases of investments	(16)	—	—	—	(16)
Sales of investments	45	—	11	—	56
Acquisition of businesses, net of cash acquired	—	(3)	(4)	—	(7)
Change in restricted assets	(5)	—	23	—	18
Settlement of net investment hedges	—	—	40	—	40
Other, net	—	(12)	(4)	—	(16)

Total cash provided by (used in) investing activities	24	(180)	(384)	—	(540)

Financing Activities
Issuance of common stock under employee stock purchase plan and for the exercise of stock options	138	—	—	—	138
Dividends paid	(234)	—	—	—	(234)
Repayments of debt	(3,035)	(27)	(2,280)	—	(5,342)
Proceeds from issuance of debt	2,870	—	2,262	—	5,132
Acquisition of noncontrolling interests	—	—	(34)	—	(34)
Excess tax benefits from stock-based compensation	7	—	—	—	7
Other, net	—	—	(15)	—	(15)
Change in intercompany receivable/payable	2,601	(2,745)	144	—	—

Total cash provided by (used in) financing activities	2,347	(2,772)	77	—	(348)

Effect of Exchange Rate Changes on Cash	—	—	10	—	10

Increase in Cash and Cash Equivalents	1,020	5	303	—	1,328
Cash and Cash Equivalents at Beginning of Year	150	48	300	—	498

Cash and Cash Equivalents at End of Year	$1,170	$53	$603	$—	$1,826

$ in millions, except per share amounts or as otherwise noted

Condensed Consolidating Statements of Cash Flows

Fiscal Year Ended February 28, 2009

	Best Buy Co., Inc.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Total cash (used in) provided by operating activities	$(1,281)	$616	$2,542	$—	$1,877

Investing Activities
Additions to property and equipment	—	(641)	(662)	—	(1,303)
Purchases of investments	(28)	—	(53)	—	(81)
Sales of investments	91	—	155	—	246
Acquisition of businesses, net of cash acquired	—	2	(2,172)	—	(2,170)
Change in restricted assets	—	—	(97)	—	(97)
Other, net	—	(17)	(5)	—	(22)

Total cash provided by (used in) investing activities	63	(656)	(2,834)	—	(3,427)

Financing Activities
Issuance of common stock under employee stock purchase plan and for the exercise of stock options	83	—	—	—	83
Dividends paid	(223)	—	—	—	(223)
Repayments of debt	(3,249)	(19)	(1,444)	—	(4,712)
Proceeds from issuance of debt	3,795	37	1,774	—	5,606
Acquisition of noncontrolling interests	—	—	(146)	—	(146)
Excess tax benefits from stock-based compensation	6	—	—	—	6
Other, net	(5)	—	(18)	—	(23)
Change in intercompany receivable/payable	790	—	(790)	—	—

Total cash provided by (used in) financing activities	1,197	18	(624)	—	591

Effect of Exchange Rate Changes on Cash	—	—	19	—	19

Decrease in Cash and Cash Equivalents	(21)	(22)	(897)	—	(940)
Cash and Cash Equivalents at Beginning of Year	171	70	1,197	—	1,438

Cash and Cash Equivalents at End of Year	$150	$48	$300	$—	$498

$ in millions, except per share amounts or as otherwise noted

18.    Supplementary Financial Information (Unaudited)

The following tables show selected operating results for each quarter and full year of fiscal 2011 and 2010 (unaudited):

	Quarter
					Fiscal Year
	1st	2nd	3rd	4th

Fiscal 2011
Revenue	$10,787	$11,339	$11,890	$16,256	$50,272
Comparable store sales % change(1)	2.8%	(0.1)%	(3.3)%	(4.6)%	(1.8)%
Gross profit	$2,793	$2,918	$2,983	$3,943	$12,637
Operating income(2)	313	411	385	1,005	2,114
Net earnings including noncontrolling interests	181	257	240	688	1,366
Net earnings attributable to Best Buy Co., Inc.	155	254	217	651	1,277
Diluted earnings per share(3)	0.36	0.60	0.54	1.62	3.08

	Quarter
					Fiscal Year
	1st	2nd	3rd	4th

Fiscal 2010
Revenue	$10,095	$11,022	$12,024	$16,553	$49,694
Comparable store sales % change(1)	(6.2)%	(3.9)%	1.7%	7.0%	0.6%
Gross profit	$2,557	$2,684	$2,942	$3,977	$12,160
Operating income(4)	296	280	376	1,283	2,235
Net earnings including noncontrolling interests	156	157	271	810	1,394
Net earnings attributable to Best Buy Co., Inc.	153	158	227	779	1,317
Diluted earnings per share(3)	0.36	0.37	0.53	1.82	3.10

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

(2)
Includes $222 of restructuring charges recorded in the fiscal fourth quarter related to measures we took to restructure our businesses.

(3)
The sum of our quarterly diluted earnings per share does not equal our annual diluted earnings per share due to the impact of the timing of the repurchases of common stock and stock option exercises on quarterly and annual weighted-average shares outstanding.

(4)
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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), as of February 26, 2011. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of February 26, 2011, our disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the fiscal fourth quarter ended February 26, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

 Item 11. Executive Compensation.

The information set forth under the caption "Executive and Director Compensation" in the Proxy Statement is incorporated herein by reference.

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

  3.
  Exhibits:

		Incorporated by Reference
Exhibit No.						Filed Herewith
	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

2.1	Sale and Purchase Agreement, dated May 7, 2008, as amended, among The Carphone Warehouse Group PLC, CPW Retail Holdings Limited; Best Buy Co., Inc. and Best Buy Distributions Limited	8-K/A	001-09595	1.1	5/13/2008
2.2	Agreement and Plan of Merger, dated September 14, 2008, by and among Best Buy Co., Inc., Puma Cat Acquisition Corp. and Napster, Inc.	8-K	001-09595	2.1	9/15/2008
3.1	Restated Articles of Incorporation	DEF 14A	001-09595	n/a	5/12/2009
3.2	Amended and Restated By-Laws	8-K	001-09595	3.1	9/22/2010
4.1	Indenture by and among Best Buy Co., Inc., Best Buy Stores, L.P. and Wells Fargo Bank Minnesota, National Association, dated January 15, 2002, as amended and supplemented	S-3	333-83562	4.1	2/28/2002
4.2	Offer Letter Agreement between Royal Bank of Canada and Best Buy Canada Ltd. Magasins Best Buy Ltee dated March 9, 2004	10-K	001-09595	4.3	4/29/2004
4.3	Credit Agreement dated September 19, 2007 among Best Buy Co., Inc., the Subsidiary Guarantors, the Lenders, and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-09595	4	9/25/2007
4.4	First Amendment, dated as of June 17, 2008, to the Credit Agreement, dated as of September 19, 2007, among Best Buy Co., Inc., the Subsidiary Guarantors named therein, the Lenders named therein and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-09595	4.1	6/18/2008

		Incorporated by Reference
Exhibit No.						Filed Herewith
	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

4.5	Indenture, dated as of June 24, 2008, between Best Buy Co., Inc. and Wells Fargo Bank, N.A., as Trustee	8-K	001-09595	4.1	6/24/2008
4.6	Supplemental Indenture, dated as of June 24, 2008, between Best Buy Co., Inc. and Wells Fargo Bank, N.A., as Trustee	8-K	001-09595	4.2	6/24/2008
4.7	Registration Rights Agreement, dated as of June 24, 2008, by and among Best Buy Co., Inc., J.P. Morgan Securities Inc. and Goldman, Sachs & Co. for themselves and on behalf of the other initial purchasers of the Notes	8-K	001-09595	4.3	6/24/2008
4.8	Shareholders Agreement, dated June 30, 2008, as amended, between The Carphone Warehouse Group Plc; CPW Retail Holdings Limited; Best Buy Co., Inc.; and Best Buy Distributions Limited	8-K	001-09595	4.1	7/3/2008
4.9	Receivables Financing Agreement dated July 3, 2009, between a subsidiary of Best Buy Europe and Barclays Bank PLC, as administrative agent, and a syndication of banks	10-Q	001-09595	5.0	10/8/2009
4.10	Facility Agreement, dated January 27, 2010, between Best Buy Europe Distributions Limited, Best Buy Distributions Limited, The Carphone Warehouse Group PLC and New Carphone Warehouse PLC	8-K	001-09595	4.1	1/29/2010
4.11	Form of Indenture, to be dated as of March 11, 2011, between Best Buy Co., Inc. and Wells Fargo Bank, N.A., as Trustee	8-K	001-09595	4.1	3/11/2011
4.12	Form of First Supplemental Indenture, to be dated as of March 11, 2011, between Best Buy Co., Inc. and Wells Fargo Bank, N.A., as Trustee	8-K	001-09595	4.2	3/11/2011
*10.1	1994 Full-Time Employee Non-Qualified Stock Option Plan, as amended	10-K	001-09595	10.1	5/2/2007
*10.2	1997 Employee Non-Qualified Stock Option Plan, as amended	10-Q	001-09595	10.1	10/6/2005
*10.3	1997 Directors' Non-Qualified Stock Option Plan, as amended	10-K	001-09595	10.3	5/2/2007
*10.4	Service Agreement between Best Buy Europe Distributions Limited and Jonathan Scott Wheway	10-K	001-09595	10.4	4/28/2010

Incorporated by Reference
Exhibit No.						Filed Herewith
	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

*10.5	2000 Restricted Stock Award Plan, as amended	10-Q	001-09595	10.2	10/6/2005
*10.6	Best Buy Co., Inc. 2004 Omnibus Stock and Incentive Plan, as amended	S-8	333-160247	99	6/26/2009
*10.7	2010 Long-Term Incentive Program Award Agreement, as approved by the Board of Directors	10-K	001-09595	10.7	4/28/2010
*10.8	Best Buy Fifth Amended and Restated Deferred Compensation Plan, as amended					X
*10.9	Best Buy Co., Inc. Performance Share Award Agreement dated August 5, 2008	8-K	001-09595	10.1	8/8/2008
12.1	Statements re: Computation of Ratios					X
21.1	Subsidiaries of the Registrant					X
23.1	Consent of Deloitte & Touche LLP					X
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

Incorporated by Reference
Exhibit No.						Filed Herewith
	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

101	The following financial information from our Annual Report on Form 10-K for fiscal 2011, filed with the SEC on April 25, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the consolidated balance sheets at February 26, 2011 and February 27, 2010, (ii) the consolidated statements of earnings for the years ended February 26, 2011, February 27, 2010 and February 28, 2009, (iii) the consolidated statements of cash flows for the years ended February 26, 2011, February 27, 2010 and February 28, 2009, (iv) the consolidated statements of changes in shareholders' equity for the years ended February 26, 2011, February 27, 2010 and February 28, 2009 and (v) the Notes to Consolidated Financial Statements.(1)
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

Pursuant to Item 601(b)(4)(iii) of Regulation S-K under the Securities Act of 1933, as amended, the registrant has not filed as exhibits to this Annual Report on Form 10-K certain instruments with respect to long-term debt under which the amount of securities authorized does not exceed 10% of the total assets of the registrant. The registrant hereby agrees to furnish copies of all such instruments to the SEC upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Best Buy Co., Inc. (Registrant)
By:	/s/ Brian J. Dunn Brian J. Dunn Chief Executive Officer Date: April 25, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Brian J. Dunn Brian J. Dunn	Chief Executive Officer and Director (principal executive officer)	April 25, 2011
/s/ James L. Muehlbauer James L. Muehlbauer	Executive Vice President — Finance and Chief Financial Officer (principal financial officer)	April 25, 2011
/s/ Susan S. Grafton Susan S. Grafton	Vice President, Controller and Chief Accounting Officer (principal accounting officer)	April 25, 2011
/s/ Lisa M. Caputo Lisa M. Caputo	Director	April 25, 2011
/s/ Kathy J. Higgins Victor Kathy J. Higgins Victor	Director	April 25, 2011
/s/ Ronald James Ronald James	Director	April 25, 2011
/s/ Elliot S. Kaplan Elliot S. Kaplan	Director	April 25, 2011
/s/ Sanjay Khosla Sanjay Khosla	Director	April 25, 2011
/s/ George L. Mikan III George L. Mikan III	Director	April 25, 2011
/s/ Matthew H. Paull Matthew H. Paull	Director	April 25, 2011
/s/ Rogelio M. Rebolledo Rogelio M. Rebolledo	Director	April 25, 2011
/s/ Richard M. Schulze Richard M. Schulze	Chairman of the Board and Director	April 25, 2011
/s/ Hatim A. Tyabji Hatim A. Tyabji	Director	April 25, 2011
/s/ Gérard R. Vittecoq Gérard R. Vittecoq	Director	April 25, 2011

Schedule II

Valuation and Qualifying Accounts
($ in millions)

	Balance at Beginning of Period	Charged to Expenses or Other Accounts	Other(1)	Balance at End of Period

Year ended February 26, 2011
Allowance for doubtful accounts	$101	$46	$(40)	$107
Year ended February 27, 2010
Allowance for doubtful accounts	$97	$48	$(44)	$101
Year ended February 28, 2009
Allowance for doubtful accounts	$24	$(5)	$78	$97
(1)
Includes bad debt write-offs and recoveries, acquisitions and the effect of foreign currency fluctuations.