Form 10-Q
period 2011-05-28
BEST BUY CO INC
filed 2011-07-01
CIK 764478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 28, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, $.10 Par Value — 373,912,817 shares outstanding as of June 28, 2011.

BEST BUY CO., INC.

FORM 10-Q FOR THE QUARTER ENDED MAY 28, 2011

PART I — FINANCIAL INFORMATION

ITEM 1.               CONSOLIDATED FINANCIAL STATEMENTS

BEST BUY CO., INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

($ in millions, except per share amounts)

(Unaudited)

	May 28, 2011	February 26, 2011	May 29, 2010
CURRENT ASSETS
Cash and cash equivalents	$2,208	$1,103	$1,239
Short-term investments	20	22	205
Receivables	1,742	2,348	1,579
Merchandise inventories	6,356	5,897	6,335
Other current assets	967	1,103	1,030
Total current assets	11,293	10,473	10,388

PROPERTY AND EQUIPMENT, NET	3,767	3,823	3,982

GOODWILL	2,488	2,454	2,386

TRADENAMES, NET	134	133	153

CUSTOMER RELATIONSHIPS, NET	194	203	247

EQUITY AND OTHER INVESTMENTS	318	328	323

OTHER ASSETS	479	435	477

TOTAL ASSETS	$18,673	$17,849	$17,956

NOTE:  The consolidated balance sheet as of February 26, 2011, has been condensed from the audited consolidated financial statements.

See Notes to Condensed Consolidated Financial Statements.

BEST BUY CO., INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND EQUITY

($ in millions, except per share amounts)

(Unaudited)

	May 28, 2011	February 26, 2011	May 29, 2010
CURRENT LIABILITIES
Accounts payable	$5,714	$4,894	$5,860
Unredeemed gift card liabilities	440	474	424
Accrued compensation and related expenses	492	570	436
Accrued liabilities	1,544	1,471	1,601
Accrued income taxes	66	256	51
Short-term debt	39	557	197
Current portion of long-term debt	441	441	34
Total current liabilities	8,736	8,663	8,603

LONG-TERM LIABILITIES	1,184	1,183	1,253

LONG-TERM DEBT	1,700	711	1,093

EQUITY
Best Buy Co., Inc. Shareholders’ Equity
Preferred stock, $1.00 par value: Authorized — 400,000 shares; Issued and outstanding — none	—	—	—
Common stock, $0.10 par value: Authorized — 1.0 billion shares; Issued and outstanding — 377,963,000, 392,590,000 and 420,062,000 shares, respectively	38	39	42
Additional paid-in capital	—	18	474
Retained earnings	6,045	6,372	5,892
Accumulated other comprehensive income (loss)	236	173	(40)
Total Best Buy Co., Inc. shareholders’ equity	6,319	6,602	6,368
Noncontrolling interests	734	690	639
Total equity	7,053	7,292	7,007

TOTAL LIABILITIES AND EQUITY	$18,673	$17,849	$17,956

NOTE:  The consolidated balance sheet as of February 26, 2011, has been condensed from the audited consolidated financial statements.

See Notes to Condensed Consolidated Financial Statements.

BEST BUY CO., INC.

CONSOLIDATED STATEMENTS OF EARNINGS

($ in millions, except per share amounts)

(Unaudited)

	Three Months Ended
	May 28, 2011	May 29, 2010
Revenue	$10,940	$10,787
Cost of goods sold	8,172	7,994
Gross profit	2,768	2,793
Selling, general and administrative expenses	2,484	2,480
Restructuring charges	2	—
Operating income	282	313
Other income (expense)
Investment income and other	12	12
Interest expense	(31)	(23)

Earnings before income tax expense and equity in loss of affiliates	263	302
Income tax expense	99	121
Equity in loss of affiliates	(1)	—
Net earnings including noncontrolling interests	163	181
Net earnings attributable to noncontrolling interests	(27)	(26)

Net earnings attributable to Best Buy Co., Inc.	$136	$155

Earnings per share attributable to Best Buy Co., Inc.
Basic	$0.35	$0.37
Diluted	$0.35	$0.36

Dividends declared per common share	$0.15	$0.14

Weighted-average common shares outstanding (in millions)
Basic	387.7	420.3
Diluted	397.2	431.7

See Notes to Condensed Consolidated Financial Statements.

BEST BUY CO., INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MAY 28, 2011, AND MAY 29, 2010

($ and shares in millions)

(Unaudited)

	Best Buy Co., Inc.
	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Best Buy Co., Inc.	Non controlling Interests	Total
Balances at February 26, 2011	393	$39	$18	$6,372	$173	$6,602	$690	$7,292

Net earnings, three months ended May 28, 2011	—	—	—	136	—	136	27	163
Other comprehensive income, net of tax
Foreign currency translation adjustments	—	—	—	—	60	60	19	79
Unrealized gains on available-for-sale investments	—	—	—	—	1	1	—	1
Cash flow hedging instruments — unrealized gains	—	—	—	—	2	2	2	4
Total comprehensive income						199	48	247

Dividend distribution	—	—	—	—	—	—	(4)	(4)
Stock-based compensation	—	—	31	—	—	31	—	31
Stock options exercised	1	—	24	—	—	24	—	24
Issuance of common stock under employee stock purchase plan	1	—	22	—	—	22	—	22
Tax benefit from stock options exercised, restricted stock vesting and employee stock purchase plan	—	—	2	—	—	2	—	2
Common stock dividends, $0.15 per share	—	—	—	(56)	—	(56)	—	(56)
Repurchase of common stock	(17)	(1)	(97)	(407)	—	(505)	—	(505)
Balances at May 28, 2011	378	$38	$—	$6,045	$236	$6,319	$734	$7,053

Balances at February 27, 2010	419	$42	$441	$5,797	$40	$6,320	$644	$6,964

Net earnings, three months ended May 29, 2010	—	—	—	155	—	155	26	181
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	—	—	—	—	(85)	(85)	(31)	(116)
Unrealized gains on available-for-sale investments	—	—	—	—	5	5	—	5
Cash flow hedging instruments — unrealized losses	—	—	—	—	—	—	—	—
Total comprehensive income (loss)						75	(5)	70

Stock-based compensation	—	—	29	—	—	29	—	29
Stock options exercised	3	—	88	—	—	88	—	88
Issuance of common stock under employee stock purchase plan	1	—	22	—	—	22	—	22
Tax benefit from stock options exercised, restricted stock vesting and employee stock purchase plan	—	—	5	—	—	5	—	5
Common stock dividends, $0.14 per share	—	—	—	(60)	—	(60)	—	(60)
Repurchase of common stock	(3)	—	(111)	—	—	(111)	—	(111)
Balances at May 29, 2010	420	$42	$474	$5,892	$(40)	$6,368	$639	$7,007

See Notes to Condensed Consolidated Financial Statements.

BEST BUY CO., INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)

(Unaudited)

	Three Months Ended
	May 28, 2011	May 29, 2010
OPERATING ACTIVITIES
Net earnings including noncontrolling interests	$163	$181
Adjustments to reconcile net earnings including noncontrolling interests to total cash provided by operating activities
Depreciation	221	221
Amortization of definite-lived intangible assets	15	22
Stock-based compensation	31	29
Deferred income taxes	63	3
Excess tax benefits from stock-based compensation	(1)	(10)
Other, net	9	4
Changes in operating assets and liabilities
Receivables	651	388
Merchandise inventories	(430)	(873)
Other assets	26	49
Accounts payable	844	620
Other liabilities	(86)	(208)
Income taxes	(182)	(257)
Total cash provided by operating activities	1,324	169

INVESTING ACTIVITIES
Additions to property and equipment	(202)	(161)
Purchases of investments	(24)	(150)
Sales of investments	37	35
Change in restricted assets	3	11
Settlement of net investment hedges	—	12
Other, net	—	(1)
Total cash used in investing activities	(186)	(254)

FINANCING ACTIVITIES
Repurchase of common stock	(480)	(111)
Borrowings of debt	1,375	463
Repayments of debt	(913)	(907)
Dividends paid	(59)	(59)
Issuance of common stock under employee stock purchase plan and for the exercise of stock options	46	110
Excess tax benefits from stock-based compensation	1	10
Other, net	(7)	—
Total cash used in financing activities	(37)	(494)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	4	(8)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,105	(587)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,103	1,826

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,208	$1,239

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

Historically, we have realized more of our revenue and earnings in the fiscal fourth quarter, which includes the majority of the holiday shopping season in the U.S., Europe and Canada, than in any other fiscal quarter. Due to the seasonal nature of our business, interim results are not necessarily indicative of results for the entire fiscal year. The interim financial statements and the related notes in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended February 26, 2011.

In order to align our fiscal reporting periods and comply with statutory filing requirements in certain foreign jurisdictions, we consolidate the financial results of our Europe, China, Mexico and Turkey operations on a two-month lag. There were no significant intervening events which would have materially affected our consolidated financial statements had they been recorded during the three months ended May 28, 2011. In February 2011, we announced plans to exit the Turkey market; however, the stores remained open and continued operations throughout the first quarter of fiscal 2012.

In preparing the accompanying condensed consolidated financial statements, we evaluated the period from May 29, 2011 through the date the financial statements were issued for material subsequent events requiring recognition or disclosure. Other than the authorization of a new $5,000 share repurchase program as described in Note 10, Repurchase of Common Stock, and certain legal matters as described in Note 12, Contingencies, no such events were identified for this period.

New Accounting Standards

Comprehensive Income — In June 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance on the presentation of comprehensive income. Specifically, the new guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. We do not believe our adoption of the new guidance in the first quarter of fiscal 2013 will have an impact on our consolidated financial position, results of operations or cash flows.

Fair Value Measurement — In April 2011, the FASB issued new guidance to achieve common fair value measurement and disclosure requirements between GAAP and International Financial Reporting Standards. This new guidance amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. We do not believe our adoption of the new guidance in the first quarter of fiscal 2013 will have an impact on our consolidated financial position, results of operations or cash flows.

2.                        Investments

Investments were comprised of the following:

	May 28, 2011	February 26, 2011	May 29, 2010
Short-term investments
Money market fund	$—	$2	$2
U.S. Treasury bills	20	20	150
Debt securities (auction rate securities)	—	—	53
Total short-term investments	$20	$22	$205

Equity and other investments
Debt securities (auction rate securities)	$99	$110	$180
Marketable equity securities	145	146	87
Other investments	74	72	56
Total equity and other investments	$318	$328	$323

Debt Securities

Our debt securities are comprised of auction rate securities (“ARS”). ARS were intended to behave like short-term debt instruments because their interest rates reset periodically through an auction process, most commonly at intervals of seven, 28 and 35 days. The auction process had historically provided a means by which we could rollover the investment or sell these securities at par in order to provide us with liquidity as needed. As a result, we classify our investments in ARS as available-for-sale and carry them at fair value.

In February 2008, auctions began to fail due to insufficient buyers, as the amount of securities submitted for sale in auctions exceeded the aggregate amount of the bids. For each failed auction, the interest rate on the security moves to a maximum rate specified for each security, and generally resets at a level higher than specified short-term interest rate benchmarks. To date, we have collected all interest due on our ARS and expect to continue to do so in the future. Due to persistent failed auctions, and the uncertainty of when these investments could be liquidated at par, we have classified all of our investments in ARS as non-current assets within equity and other investments in our condensed consolidated balance sheets at May 28, 2011.

We sold $14 of ARS at par during the first three months of fiscal 2012. However, at May 28, 2011, our entire remaining ARS portfolio, consisting of 20 investments in ARS having an aggregate value at par of $101, was subject to failed auctions. Subsequent to May 28, 2011, and through June 28, 2011, we sold $2 of ARS at par.

Our ARS portfolio consisted of the following, at fair value:

Description	Nature of collateral or guarantee	May 28, 2011	February 26, 2011	May 29, 2010
Student loan bonds	Student loans guaranteed 95% to 100% by the U.S. government	$97	$108	$214
Municipal revenue bonds	100% insured by AA/Aa-rated bond insurers at May 28, 2011	2	2	19
Total fair value plus accrued interest[1]		$99	$110	$233

1                   The par value and weighted-average interest rates (taxable equivalent) of our ARS were $101, $115 and $243, and 0.68%, 0.80% and 1.49%, respectively, at May 28, 2011, February 26, 2011, and May 29, 2010, respectively.

At May 28, 2011, our ARS portfolio was 83% AAA/Aaa-rated, 2% AA/Aa-rated and 15% A/A-rated.

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

We evaluated our entire ARS portfolio of $101 (par value) for impairment at May 28, 2011, based primarily on the methodology described in Note 3, Fair Value Measurements. As a result of this review, we determined that the fair value of our ARS portfolio at May 28, 2011, was $99. Accordingly, a $2 pre-tax unrealized loss is recognized in accumulated other comprehensive income. This unrealized loss reflects a temporary impairment on all of our investments in ARS. The estimated fair value of our ARS portfolio could change significantly based on future market conditions. We will continue to assess the fair value of our ARS portfolio for substantive changes in relevant market conditions, changes in our financial condition or other changes that may alter our estimates described above.

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

We had $(1), $(3) and $(6) of unrealized loss, net of tax, recorded in accumulated other comprehensive income at May 28, 2011, February 26, 2011, and May 29, 2010, respectively, related to our investments in debt securities.

Marketable Equity Securities

We invest in marketable equity securities and classify them as available-for-sale. Investments in marketable equity securities are classified as non-current assets within equity and other investments in our condensed consolidated balance sheets and are reported at fair value based on quoted market prices.

Our investments in marketable equity securities were as follows:

	May 28, 2011	February 26, 2011	May 29, 2010
Common stock of TalkTalk Telecom Group PLC	$62	$62	$46
Common stock of Carphone Warehouse Group plc	83	84	36
Other	—	—	5
Total	$145	$146	$87

We purchased shares of The Carphone Warehouse Group PLC (“CPW”) common stock in fiscal 2008, representing nearly 3% of CPW’s then outstanding shares. In March 2010, CPW demerged into two new holding companies: TalkTalk Telecom Group PLC (“TalkTalk”), which is the holding company for the fixed line voice and broadband telecommunications business of the former CPW, and Carphone Warehouse Group plc (“Carphone Warehouse”), which includes the former CPW’s 50% ownership interest in Best Buy Europe Distributions Limited (“Best Buy Europe”). Accordingly, our investment in CPW was exchanged for equivalent levels of investment in TalkTalk and Carphone Warehouse. An $85 pre-tax unrealized gain is recorded in accumulated other comprehensive income related to these investments at May 28, 2011.

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

All unrealized holding gains or losses related to our investments in marketable equity securities are reflected net of tax in accumulated other comprehensive income in shareholders’ equity. The total unrealized gain, net of tax, included in accumulated other comprehensive income was $74, $75 and $25 at May 28, 2011, February 26, 2011, and May 29, 2010, respectively.

Other Investments

The aggregate carrying values of investments accounted for using either the cost method or the equity method, at May 28, 2011, February 26, 2011, and May 29, 2010, were $74, $72 and $56, respectively.

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The fair value hierarchy requires the use of observable market data when available. In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following tables set forth by level within the fair value hierarchy, our financial assets and liabilities that were accounted for at fair value on a recurring basis at May 28, 2011, February 26, 2011, and May 29, 2010, according to the valuation techniques we used to determine their fair values.

		Fair Value Measurements Using Inputs Considered as
	Fair Value at May 28, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS
Cash and cash equivalents
Money market funds	$972	$972	$—	$—
U.S. Treasury bills	80	80	—	—
Commercial paper	15	—	15	—
Short-term investments
U.S. Treasury bills	20	20	—	—
Other current assets
Money market funds (restricted cash)	109	109	—	—
U.S. Treasury bills (restricted cash)	65	65	—	—
Foreign currency derivative instruments	9	—	9	—
Equity and other investments
Auction rate securities	99	—	—	99
Marketable equity securities	145	145	—	—
Other assets
Marketable equity securities that fund deferred compensation	86	86	—	—
Foreign currency derivative instruments	2	—	2	—

LIABILITIES
Long-term liabilities
Deferred compensation	68	68	—	—

		Fair Value Measurements Using Inputs Considered as
	Fair Value at February 26, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS
Cash and cash equivalents
Money market funds	$70	$70	$—	$—
Short-term investments
Money market fund	2	—	2	—
U.S. Treasury bills	20	20	—	—
Other current assets
Money market funds (restricted cash)	63	63	—	—
U.S. Treasury bills (restricted cash)	105	105	—	—
Foreign currency derivative instruments	2	—	2	—
Equity and other investments
Auction rate securities	110	—	—	110
Marketable equity securities	146	146	—	—
Other assets
Marketable equity securities that fund deferred compensation	83	83	—	—

LIABILITIES
Accrued liabilities
Foreign currency derivative instruments	1	—	1	—
Long-term liabilities
Deferred compensation	64	64	—	—
Foreign currency derivative instruments	2	—	2	—

		Fair Value Measurements Using Inputs Considered as
	Fair Value at May 29, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS
Cash and cash equivalents
Money market funds	$232	$232	$—	$—
U.S. Treasury bills	200	200	—	—
Short-term investments
Money market fund	2	—	2	—
U.S. Treasury bills	150	150	—	—
Auction rate securities	53	—	—	53
Other current assets
Money market funds (restricted cash)	120	120	—	—
U.S. Treasury bills (restricted cash)	10	10	—	—
Foreign currency derivative instruments	1	—	1	—
Equity and other investments
Auction rate securities	180	—	—	180
Marketable equity securities	87	87	—	—
Other assets
Marketable equity securities that fund deferred compensation	79	79	—	—
Foreign currency derivative instruments	1	—	1	—

LIABILITIES
Long-term liabilities
Deferred compensation	66	66	—	—

The following tables provide a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis in the tables above that used significant unobservable inputs (Level 3) for the three months ended May 28, 2011, and May 29, 2010.

	Debt securities- Auction rate securities only
	Student loan bonds	Municipal revenue bonds	Total
Balances at February 26, 2011	$108	$2	$110
Changes in unrealized losses included in other comprehensive income	3	—	3
Sales	(14)	—	(14)
Balances at May 28, 2011	$97	$2	$99

	Debt securities- Auction rate securities only
	Student loan bonds	Municipal revenue bonds	Total
Balances at February 27, 2010	$261	$19	$280
Changes in unrealized losses included in other comprehensive income	(5)	—	(5)
Sales	(41)	—	(41)
Interest received	(1)	—	(1)
Balances at May 29, 2010	$214	$19	$233

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Money Market Funds.  Our money market fund investments that are traded in an active market were measured at fair value using quoted market prices and, therefore, were classified as Level 1. Our money market fund investments not traded on a regular basis or in an active market, and for which we have been unable to obtain pricing information on an ongoing basis, were measured using inputs other than quoted market prices that are observable for the investments and, therefore, were classified as Level 2.

U.S. Treasury Bills.  Our U.S. Treasury notes were classified as Level 1 as they trade with sufficient frequency and volume to enable us to obtain pricing information on an ongoing basis.

Commercial Paper.  Our investments in commercial paper were measured using inputs based upon quoted prices for similar instruments in active markets and, therefore, were classified as Level 2.

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

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

Assets and liabilities that are measured at fair value on a nonrecurring basis relate primarily to our tangible fixed assets, goodwill and other intangible assets, which are remeasured when the derived fair value is below carrying value on our condensed consolidated balance sheets. For these assets, we do not periodically adjust carrying value to fair value except in the event of impairment. When we determine that impairment has occurred, the carrying value of the asset is reduced to fair value and the difference is recorded within operating income in our consolidated statements of earnings. During the three months ended May 28, 2011, and May 29, 2010, we had no significant remeasurements of such assets or liabilities to fair value.

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

4.                         Goodwill and Intangible Assets

The changes in the carrying values of goodwill and indefinite-lived tradenames by segment were as follows in the three months ended May 28, 2011, and May 29, 2010:

	Goodwill			Indefinite-lived Tradenames
	Domestic	International	Total	Domestic	International	Total
Balances at February 26, 2011	$422	$2,032	$2,454	$21	$84	$105
Changes in foreign currency exchange rates	—	34	34	—	1	1
Other[1]	—	—	—	—	28	28
Balances at May 28, 2011	$422	$2,066	$2,488	$21	$113	$134

1                   Represents the transfer of certain definite-lived tradenames (at their net book value) to indefinite-lived tradenames as we believe the tradenames will continue to contribute to the cash flows indefinitely due to our decision to no longer phase out the tradenames.

	Goodwill			Indefinite-lived Tradenames
	Domestic	International	Total	Domestic	International	Total
Balances at February 27, 2010	$434	$2,018	$2,452	$32	$80	$112
Changes in foreign currency exchange rates	—	(66)	(66)	—	—	—
Balances at May 29, 2010	$434	$1,952	$2,386	$32	$80	$112

The following table provides the gross carrying amount of goodwill and cumulative goodwill impairment losses:

	May 28, 2011		February 26, 2011		May 29, 2010
	Gross Carrying Amount	Cumulative Impairment	Gross Carrying Amount	Cumulative Impairment	Gross Carrying Amount	Cumulative Impairment
Goodwill	$2,553	$(65)	$2,519	$(65)	$2,512	$(126)

The following table provides the gross carrying values and related accumulated amortization of definite-lived intangible assets:

	May 28, 2011		February 26, 2011		May 29, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Tradenames	$—	$—	$73	$(45)	$71	$(30)
Customer relationships	393	(199)	383	(180)	380	(133)
Total	$393	$(199)	$456	$(225)	$451	$(163)

Total amortization expense for the three months ended May 28, 2011, and May 29, 2010, was $15 and $22, respectively.  The estimated future amortization expense for identifiable intangible assets is as follows:

Fiscal Year
Remainder of fiscal 2012	$33
2013	36
2014	36
2015	36
2016	36
Thereafter	17

5.                         Restructuring Charges

In the fourth quarter of fiscal 2011, we implemented a series of actions to restructure operations in our domestic and international businesses. The fiscal 2011 restructuring included plans to exit the Turkey market, restructure the Best Buy branded stores in China and improve efficiencies in our Domestic segment’s operations. As part of the international restructuring, we also recognized impairment of certain information technology assets supporting the restructured activities in our International segment. We view these restructuring activities as necessary to meet our long-term growth goals by investing in businesses that have the potential to meet our internal rate of return expectations. We believe these actions will improve the financial performance of our International segment and increase efficiency, enhance customer service and reduce costs in our Domestic segment’s operations.

We incurred $2 of charges related to the fiscal 2011 restructuring in the first quarter of fiscal 2012. We expect further restructuring charges related to these actions to impact both our Domestic and International segments in the remainder of fiscal 2012. We expect to incur less than $5 of restructuring charges in our Domestic segment in the remainder of fiscal 2012, related primarily to non-cash facility closure costs. In addition, we expect to incur approximately $10 of restructuring charges in our International segment in the remainder of fiscal 2012, primarily related to employee termination benefits and other costs. We expect to substantially complete these restructuring activities in fiscal 2012.

All charges incurred in the first quarter of fiscal 2012 related to our fiscal 2011 restructuring are included in the restructuring charges line item in our consolidated statements of earnings. The composition of the restructuring charges we incurred in the three months ended May 28, 2011, as well as the cumulative amount incurred through May 28, 2011, for our fiscal 2011 restructuring activities for both the Domestic and International segments, were as follows:

	Domestic		International		Total
	Three Months Ended May 28, 2011	Cumulative Amount through May 28, 2011	Three Months Ended May 28, 2011	Cumulative Amount through May 28, 2011	Three Months Ended May 28, 2011	Cumulative Amount through May 28, 2011
Inventory write-downs	$—	$10	$—	$14	$—	$24
Property and equipment impairments	—	15	—	132	—	147
Termination benefits	(2)	14	2	14	—	28
Intangible asset impairments	—	10	—	—	—	10
Facility closure and other costs, net	2	2	—	13	2	15
Total	$—	$51	$2	$173	$2	$224

The following table summarizes our restructuring accrual activity during the three months ended May 28, 2011, related to termination benefits and facility closure and other costs:

	Termination Benefits	Facility Closure and Other Costs [1]	Total
Balance at February 26, 2011	$28	$13	$41
Charges	2	—	2
Cash payments	(12)	(3)	(15)
Adjustments	(2)	10	8
Changes in foreign currency exchange rates	—	—	—
Balance at May 28, 2011	$16	$20	$36

1                   The $10 facility closure and other costs adjustment represents an adjustment to exclude non-cash charges or benefits, which had no impact on our consolidated statements of earnings in the first quarter of fiscal 2012.

6.                         Debt

Short-Term Debt

Short-term debt consisted of the following:

	May 28, 2011	February 26, 2011	May 29, 2010
JPMorgan revolving credit facility	$—	$—	$—
Europe receivables financing facility[1]	24	455	178
Europe revolving credit facility	—	98	—
Canada revolving demand facility	—	—	—
China revolving demand facilities	15	4	19
Total short-term debt	$39	$557	$197

1                   This facility is secured by certain network carrier receivables of Best Buy Europe, which are included within receivables in our condensed consolidated balance sheets.  Availability on this facility is based on a percentage of the available acceptable receivables, as defined in the agreement for the facility, and was £199 (or $319) at May 28, 2011.

Long-Term Debt

Long-term debt consisted of the following:

	May 28, 2011	February 26, 2011	May 29, 2010
2021 Notes	$648	$—	$—
2013 Notes	500	500	500
2016 Notes	349	—	—
Convertible debentures	402	402	402
Financing lease obligations	164	170	178
Capital lease obligations	76	79	45
Other debt	2	1	2
Total long-term debt	2,141	1,152	1,127
Less: current portion[1]	(441)	(441)	(34)
Total long-term debt, less current portion	$1,700	$711	$1,093

1                   Since holders of our convertible debentures may require us to purchase all or a portion of the debentures on January 15, 2012, we classified the $402 for such debentures in the current portion of long-term debt at May 28, 2011, and February 26, 2011.

The fair value of long-term debt approximated $2,222, $1,210 and $1,217 at May 28, 2011, February 26, 2011, and May 29, 2010, respectively, based primarily on the ask prices quoted from external sources, compared with carrying values of $2,141, $1,152 and $1,127, respectively.

2016 and 2021 Notes

In March 2011, we issued $350 principal amount of notes due March 15, 2016 (the “2016 Notes”) and $650 principal amount of notes due March 15, 2021 (the “2021 Notes”, and together with the 2016 Notes, the “Notes”). The 2016 Notes bear interest at a fixed rate of 3.75% per year, while the 2021 Notes bear interest at a fixed rate of 5.50% per year. Interest on the Notes is payable semi-annually on March 15 and September 15 of each year, beginning September 15, 2011. The Notes were issued at a slight discount to par, which when coupled with underwriting discounts of $6, resulted in net proceeds from the sale of the Notes of $990.

We may redeem some or all of the Notes at any time at a redemption price equal to the greater of (i) 100% of the principal amount of the Notes redeemed and (ii) the sum of the present values of each remaining scheduled payment of principal and interest on the Notes redeemed discounted to the redemption date on a semiannual basis, plus accrued and unpaid interest on the principal amount of the Notes to the redemption date as described in the indenture (including the supplemental indenture) relating to the Notes. Furthermore, if a change of control triggering event occurs, we will be required to offer to purchase the remaining unredeemed Notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest to the purchase date.

The Notes are unsecured and unsubordinated obligations and rank equally with all of our other unsecured and unsubordinated debt. The Notes contain covenants that, among other things, limit our ability to incur debt secured by liens or to enter into sale and lease-back transactions.

See Note 6, Debt, in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended February 26, 2011, for additional information regarding the terms of our debt facilities, instruments and other obligations.

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

Summary of Derivative Balances

The following table presents the gross fair values for derivative instruments and the corresponding classification at May 28, 2011, February 26, 2011, and May 29, 2010:

	May 28, 2011		February 26, 2011		May 29, 2010
Contract Type	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Cash flow hedges (foreign exchange forward contracts)	$7	$—	$1	$(2)	$2	$(1)
No hedge designation (foreign exchange forward contracts)	4	—	2	(2)	2	(1)
Total	$11	$—	$3	$(4)	$4	$(2)

The following table presents the effects of derivative instruments on other comprehensive income (“OCI”) and on our consolidated statements of earnings for the three months ended May 28, 2011 and May 29, 2010:

	May 28, 2011		May 29, 2010
Contract Type	Pre-tax Gain Recognized in OCI [1]	Gain Reclassified from Accumulated OCI to Earnings (Effective Portion) [2]	Pre-tax Gain Recognized in OCI [1]	Gain Reclassified from Accumulated OCI to Earnings (Effective Portion) [2]

Cash flow hedges (foreign exchange forward contracts)	$8	$2	$—	$1
Net investment hedges (foreign exchange swap contracts)	—	—	8	—
Total	$8	$2	$8	$1

1                   Reflects the amount recognized in OCI prior to the reclassification of 50% to noncontrolling interests for the cash flow and net investment hedges, respectively.

2                   Gain reclassified from accumulated OCI is included within selling, general and administrative expenses (“SG&A”) in our consolidated statements of earnings.

The following table presents the effects of derivatives not designated as hedging instruments on our consolidated statements of earnings for the three months ended May 28, 2011 and May 29, 2010:

	Gain (Loss) Recognized within SG&A
Contract Type	Three Months Ended May 28, 2011	Three Months Ended May 29, 2010
No hedge designation (foreign exchange forward contracts)	$(6)	$5

The following table presents the notional amounts of our foreign currency exchange contracts at May 28, 2011, February 26, 2011, and May 29, 2010:

	Notional Amount
Contract Type	May 28, 2011	February 26, 2011	May 29, 2010
Derivatives designated as cash flow hedging instruments	$293	$264	$297
Derivatives not designated as hedging instruments	123	493	194
Total	$416	$757	$491

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

The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings per share attributable to Best Buy Co., Inc. (shares in millions):

	Three Months Ended
	May 28, 2011	May 29, 2010
Numerator
Net earnings attributable to Best Buy Co., Inc., basic	$136	$155
Adjustment for assumed dilution:
Interest on convertible debentures, net of tax	1	1
Net earnings attributable to Best Buy Co., Inc., diluted	$137	$156

Denominator
Weighted-average common shares outstanding	387.7	420.3
Effect of potentially dilutive securities:
Shares from assumed conversion of convertible debentures	8.8	8.8
Stock options and other	0.7	2.6
Weighted-average common shares outstanding, assuming dilution	397.2	431.7

Earnings per share attributable to Best Buy Co., Inc.
Basic	$0.35	$0.37
Diluted	$0.35	$0.36

The computation of weighted-average common shares outstanding, assuming dilution excluded options to purchase 29.2 million and 11.2 million shares of our common stock for the three months ended May 28, 2011, and May 29, 2010, respectively. These amounts were excluded as the options’ exercise prices were greater than the average market price of our common stock for the periods presented and, therefore, the effect would be antidilutive (i.e., including such options would result in higher earnings per share).

9.                        Comprehensive Income

The components of accumulated other comprehensive income (loss), net of tax, attributable to Best Buy Co., Inc. were as follows:

	May 28, 2011	February 26, 2011	May 29, 2010
Foreign currency translation	$161	$102	$(59)
Unrealized gains on available-for-sale investments	73	72	19
Unrealized gains (losses) on derivative instruments (cash flow hedges)	2	(1)	—
Total	$236	$173	$(40)

10.                 Repurchase of Common Stock

In June 2007, our Board of Directors authorized up to $5,500 in share repurchases, a program that terminated and replaced our prior $1,500 share repurchase program authorized in June 2006. There is no expiration date governing the period over which we can repurchase shares under the June 2007 share repurchase program.

At February 26, 2011, $1,307 remained available for future repurchases under the June 2007 share repurchase program. For the three months ended May 28, 2011, we repurchased and retired 16.6 million shares at a cost of $505, leaving $802 available for future repurchases at May 28, 2011, under the June 2007 share repurchase program.  For the three months ended May 29, 2010, we repurchased and retired 2.5 million shares at a cost of $111. Repurchased shares have been retired and constitute authorized but unissued shares.

In June 2011, subsequent to the end of the first quarter of fiscal 2012, our Board of Directors authorized a new $5,000 share repurchase program. The June 2011 program terminated and replaced our prior $5,500 share repurchase program authorized in June 2007. There is no expiration date governing the period over which we can repurchase shares under the June 2011 share repurchase program.

11.                   Segments

We have organized our operations into two segments: Domestic and International. These segments are the primary areas of measurement and decision making by our chief operating decision maker. The Domestic reportable segment is comprised of all operations within the U.S. and its territories. The International reportable segment is comprised of all operations outside the U.S. and its territories. We rely on an internal management reporting process that provides segment information to the operating income level for purposes of making financial decisions and allocating resources. The accounting policies of the segments are the same as those described in Note 1, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended February 26, 2011.

Revenue by reportable segment was as follows:

	Three Months Ended
	May 28, 2011	May 29, 2010
Domestic	$7,859	$7,923
International	3,081	2,864
Total	$10,940	$10,787

Operating income by reportable segment and the reconciliation to earnings before income tax expense and equity in loss of affiliates were as follows:

	Three Months Ended
	May 28, 2011	May 29, 2010
Domestic	$234	$298
International	48	15
Total operating income	282	313
Other income (expense)
Investment income and other	12	12
Interest expense	(31)	(23)
Earnings before income tax expense and equity in loss of affiliates	$263	$302

Assets by reportable segment were as follows:

	May 28, 2011	February 26, 2011	May 29, 2010
Domestic	$10,804	$9,610	$10,731
International	7,869	8,239	7,225
Total	$18,673	$17,849	$17,956

12.                 Contingencies

Employment Discrimination Action

In December 2005, a purported class action lawsuit captioned, Jasmen Holloway, et al. v. Best Buy Co., Inc., was filed against us in the U.S. District Court for the Northern District of California (the “Court”). This federal court action alleges that we discriminate against women and minority individuals on the basis of gender, race, color and/or national origin in our stores with respect to our employment policies and practices. The action seeks an end to alleged discriminatory policies and practices, an award of back and front pay, punitive damages and injunctive relief, including rightful place relief for all class members. In June 2011, the plaintiffs filed a motion for preliminary approval of the parties’ negotiated settlement including conditional certification of settlement classes and seeking a schedule for final approval. The proposed settlement terms include, in exchange for a release and dismissal of the action, certain changes to our personnel policies and procedures; payment to the nine named plaintiffs of $0.3 in the aggregate; and payment in an amount to be determined by the Court, not to exceed $10, of a portion of the plaintiffs’ attorneys’ fees and costs. This proposed settlement is subject to final Court approval.

Securities Actions

In February 2011, a purported class action lawsuit captioned, IBEW Local 98 Pension Fund, individually and on behalf of all others similarly situated v. Best Buy Co., Inc., et al., was filed against us and certain of our executive officers in the U.S. District Court for the District of Minnesota. This federal court action alleges, among other things, that we and the officers named in the complaint violated Sections 10(b) and 20A of the Exchange Act and Rule 10b-5 under the Exchange Act in connection with press releases and other statements relating to our fiscal 2011 earnings guidance that had been made available to the public. Additionally, in March 2011, a similar purported class action was filed by a single shareholder, Rene LeBlanc, against us and certain of our executive officers in the same court. In June 2011, the unopposed collective motion of IBEW Local 98 Pension Fund and Rene LeBlanc to consolidate their respective lawsuits into a new action with a single shareholder, Marion Haynes, as lead plaintiff was granted. The lead plaintiff is expected to file and serve a consolidated complaint.

In June 2011, a purported shareholder derivative action, Salvatore M. Talluto, Derivatively and on Behalf of Best Buy Co., Inc. v. Richard M. Schulze, et al., as Defendants and Best Buy Co., Inc. as Nominal Defendant, was filed against each member of our Board of Directors serving during the relevant periods in fiscal 2011 and us as a nominal defendant in the U.S. District Court for the State of Minnesota. The lawsuit alleges that the director defendants breached their fiduciary duty, among other claims, including violation of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder, in failing to correct public misrepresentations and material misstatements and/or omissions regarding our fiscal 2011 earnings projections and, for certain directors, selling stock while in possession of material adverse non-public information.

The plaintiffs in the above securities actions seek damages, including interest, equitable relief and reimbursement of the costs and expenses they incurred in the lawsuits. We believe the allegations in the above securities actions are without merit, and we intend to defend these actions vigorously. Based on our assessment of the facts underlying the claims in the above securities actions, their respective procedural litigation history, and the degree to which we intend to defend our company in these matters, we are unable to provide meaningful quantification of how the final resolution of these claims may impact our future consolidated financial position or results of operations.

Other Legal Proceedings

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

13.              Condensed Consolidating Financial Information

The rules of the U.S. Securities and Exchange Commission require that condensed consolidating financial information be provided for a subsidiary that has guaranteed the debt of a registrant issued in a public offering, where the guarantee is full and unconditional and where the voting interest of the subsidiary is 100% owned by the registrant. Our convertible debentures, which had an aggregate principal balance and carrying amount of $402 at May 28, 2011, are jointly and severally guaranteed by our 100%-owned indirect subsidiary Best Buy Stores, L.P. (“Guarantor Subsidiary”). Investments in subsidiaries of Best Buy Stores, L.P., which have not guaranteed the convertible debentures (“Non-Guarantor Subsidiaries”), are required to be presented under the equity method, even though all such subsidiaries meet the requirements to be consolidated under GAAP.

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

The following tables present condensed consolidating balance sheets as of May 28, 2011, February 26, 2011, and May 29, 2010, and condensed consolidating statements of earnings and cash flows for the three months ended May 28, 2011, and May 29, 2010, and should be read in conjunction with the condensed consolidated financial statements herein.

$ in millions, except per share amounts

Condensed Consolidating Balance Sheets

At May 28, 2011

(Unaudited)

	Best Buy Co., Inc.	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$1,283	$43	$882	$—	$2,208
Short-term investments	—	—	20	—	20
Receivables	1	515	1,226	—	1,742
Merchandise inventories	—	4,602	1,818	(64)	6,356
Other current assets	148	42	777	—	967
Intercompany receivable	—	—	9,878	(9,878)	—
Intercompany note receivable	856	—	92	(948)	—
Total current assets	2,288	5,202	14,693	(10,890)	11,293

Property and Equipment, Net	200	1,750	1,817	—	3,767
Goodwill	—	6	2,482	—	2,488
Tradenames, Net	—	—	134	—	134
Customer Relationships, Net	—	—	194	—	194
Equity and Other Investments	154	—	164	—	318
Other Assets	220	37	222	—	479
Investments in Subsidiaries	14,286	235	2,498	(17,019)	—

Total Assets	$17,148	$7,230	$22,204	$(27,909)	$18,673

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$355	$42	$5,317	$—	$5,714
Unredeemed gift card liabilities	—	375	65	—	440
Accrued compensation and related expenses	—	192	300	—	492
Accrued liabilities	58	626	860	—	1,544
Accrued income taxes	66	—	—	—	66
Short-term debt	—	—	39	—	39
Current portion of long-term debt	402	23	16	—	441
Intercompany payable	7,824	2,054	—	(9,878)	—
Intercompany note payable	105	500	343	(948)	—
Total current liabilities	8,810	3,812	6,940	(10,826)	8,736

Long-Term Liabilities	461	797	164	(238)	1,184
Long-Term Debt	1,497	123	80	—	1,700

Equity
Shareholders’ equity	6,380	2,498	14,286	(16,845)	6,319
Noncontrolling interests	—	—	734	—	734
Total equity	6,380	2,498	15,020	(16,845)	7,053

Total Liabilities and Equity	$17,148	$7,230	$22,204	$(27,909)	$18,673

$ in millions, except per share amounts

Condensed Consolidating Balance Sheets

At February 26, 2011

(Unaudited)

	Best Buy Co., Inc.	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$282	$51	$770	$—	$1,103
Short-term investments	20	—	2	—	22
Receivables	3	738	1,607	—	2,348
Merchandise inventories	—	3,973	1,999	(75)	5,897
Other current assets	234	117	752	—	1,103
Intercompany receivable	—	—	9,300	(9,300)	—
Intercompany note receivable	854	—	91	(945)	—
Total current assets	1,393	4,879	14,521	(10,320)	10,473

Property and Equipment, Net	200	1,803	1,820	—	3,823
Goodwill	—	6	2,448	—	2,454
Tradenames, Net	—	—	133	—	133
Customer Relationships, Net	—	—	203	—	203
Equity and Other Investments	162	—	166	—	328
Other Assets	181	36	273	(55)	435
Investments in Subsidiaries	14,030	229	2,444	(16,703)	—

Total Assets	$15,966	$6,953	$22,008	$(27,078)	$17,849

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$361	$101	$4,432	$—	$4,894
Unredeemed gift card liabilities	—	404	70	—	474
Accrued compensation and related expenses	—	200	370	—	570
Accrued liabilities	13	625	833	—	1,471
Accrued income taxes	256	—	—	—	256
Short-term debt	—	—	557	—	557
Current portion of long-term debt	402	23	16	—	441
Intercompany payable	7,497	1,665	138	(9,300)	—
Intercompany note payable	103	500	342	(945)	—
Total current liabilities	8,632	3,518	6,758	(10,245)	8,663

Long-Term Liabilities	160	863	447	(287)	1,183
Long-Term Debt	500	128	83	—	711

Equity
Shareholders’ equity	6,674	2,444	14,030	(16,546)	6,602
Noncontrolling interests	—	—	690	—	690
Total equity	6,674	2,444	14,720	(16,546)	7,292

Total Liabilities and Equity	$15,966	$6,953	$22,008	$(27,078)	$17,849

$ in millions, except per share amounts

Condensed Consolidating Balance Sheets

At May 29, 2010

(Unaudited)

	Best Buy Co., Inc.	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$570	$37	$632	$—	$1,239
Short-term investments	203	—	2	—	205
Receivables	7	437	1,135	—	1,579
Merchandise inventories	—	4,594	1,796	(55)	6,335
Other current assets	221	66	744	(1)	1,030
Intercompany receivable	—	—	8,757	(8,757)	—
Intercompany note receivable	1,552	—	—	(1,552)	—
Total current assets	2,553	5,134	13,066	(10,365)	10,388

Property and Equipment, Net	213	1,815	1,954	—	3,982
Goodwill	—	6	2,380	—	2,386
Tradenames, Net	—	—	153	—	153
Customer Relationships, Net	—	—	247	—	247
Equity and Other Investments	207	—	116	—	323
Other Assets	93	33	383	(32)	477
Investments in Subsidiaries	11,684	289	2,275	(14,248)	—

Total Assets	$14,750	$7,277	$20,574	$(24,645)	$17,956

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$374	$34	$5,452	$—	$5,860
Unredeemed gift card liabilities	—	367	57	—	424
Accrued compensation and related expenses	—	169	267	—	436
Accrued liabilities	26	642	933	—	1,601
Accrued income taxes	51	—	—	—	51
Short-term debt	—	—	197	—	197
Current portion of long-term debt	1	21	12	—	34
Intercompany payable	6,703	2,054	—	(8,757)	—
Intercompany note payable	10	500	1,042	(1,552)	—
Total current liabilities	7,165	3,787	7,960	(10,309)	8,603

Long-Term Liabilities	263	1,087	228	(325)	1,253
Long-Term Debt	902	128	63	—	1,093

Equity
Shareholders’ equity	6,420	2,275	11,684	(14,011)	6,368
Noncontrolling interests	—	—	639	—	639
Total equity	6,420	2,275	12,323	(14,011)	7,007

Total Liabilities and Equity	$14,750	$7,277	$20,574	$(24,645)	$17,956

$ in millions, except per share amounts

Condensed Consolidating Statements of Earnings

Three Months Ended May 28, 2011

(Unaudited)

	Best Buy Co., Inc.	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$4	$7,208	$10,359	$(6,631)	$10,940

Cost of goods sold	—	5,373	8,987	(6,188)	8,172

Gross profit	4	1,835	1,372	(443)	2,768

Selling, general and administrative expenses	36	1,765	1,173	(490)	2,484
Restructuring charges	—	(2)	4	—	2

Operating (loss) income	(32)	72	195	47	282

Other income (expense)
Investment income and other	4	—	12	(4)	12
Interest expense	(23)	(3)	(9)	4	(31)

(Loss) earnings before equity in earnings of subsidiaries	(51)	69	198	47	263

Equity in earnings of subsidiaries	145	9	45	(199)	—

Earnings before income tax expense and equity in loss of affiliates	94	78	243	(152)	263

Income tax expense	5	24	70	—	99

Equity in loss of affiliates	—	—	(1)	—	(1)

Net earnings including noncontrolling interests	89	54	172	(152)	163

Net earnings attributable to noncontrolling interests	—	—	(27)	—	(27)

Net earnings attributable to Best Buy Co., Inc.	$89	$54	$145	$(152)	$136

$ in millions, except per share amounts

Condensed Consolidating Statements of Earnings

Three Months Ended May 29, 2010

(Unaudited)

	Best Buy Co., Inc.	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$4	$7,295	$10,535	$(7,047)	$10,787

Cost of goods sold	—	5,380	9,082	(6,468)	7,994

Gross profit	4	1,915	1,453	(579)	2,793

Selling, general and administrative expenses	37	1,836	1,226	(619)	2,480

Operating (loss) income	(33)	79	227	40	313

Other income (expense)
Investment income and other	8	—	11	(7)	12
Interest expense	(12)	(3)	(15)	7	(23)

(Loss) earnings before equity in earnings (loss) of subsidiaries	(37)	76	223	40	302

Equity in earnings (loss) of subsidiaries	134	(4)	(18)	(112)	—

Earnings before income tax expense	97	72	205	(72)	302

Income tax (benefit) expense	(18)	94	45	—	121

Net earnings (loss) including noncontrolling interests	115	(22)	160	(72)	181

Net earnings attributable to noncontrolling interests	—	—	(26)	—	(26)

Net earnings (loss) attributable to Best Buy Co., Inc.	$115	$(22)	$134	$(72)	$155

$ in millions, except per share amounts

Condensed Consolidating Statements of Cash Flows

Three Months Ended May 28, 2011

(Unaudited)

	Best Buy Co., Inc.	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Total cash provided by (used in) operating activities	$597	$(317)	$1,044	$—	$1,324

Investing activities
Additions to property and equipment	(1)	(100)	(101)	—	(202)
Purchases of investments	(4)	—	(20)	—	(24)
Sales of investments	34	—	3	—	37
Change in restricted assets	—	—	3	—	3
Other, net	—	—	—	—	—
Total cash provided by (used in) investing activities	29	(100)	(115)	—	(186)

Financing activities
Repurchase of common stock	(480)	—	—	—	(480)
Borrowings of debt	997	—	378	—	1,375
Repayments of debt	—	(3)	(910)	—	(913)
Dividends paid	(59)	—	—	—	(59)
Issuance of common stock under employee stock purchase plan and for the exercise of stock options	46	—	—	—	46
Excess tax benefits from stock-based compensation	1	—	—	—	1
Other, net	(7)	—	—	—	(7)
Change in intercompany receivable/payable	(123)	412	(289)	—	—
Total cash provided by (used in) financing activities	375	409	(821)	—	(37)

Effect of exchange rate changes on cash	—	—	4	—	4

Increase (decrease) in cash and cash equivalents	1,001	(8)	112	—	1,105

Cash and cash equivalents at beginning of period	282	51	770	—	1,103
Cash and cash equivalents at end of period	$1,283	$43	$882	$—	$2,208

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

•                  Results of Operations

•                  Liquidity and Capital Resources

•                  Off-Balance-Sheet Arrangements and Contractual Obligations

•                  Significant Accounting Policies and Estimates

•                  New Accounting Standards

In order to align our fiscal reporting periods and comply with statutory filing requirements in certain foreign jurisdictions, we consolidate the financial results of our Europe, China, Mexico and Turkey operations on a two-month lag. Consistent with such consolidation, the financial and non-financial information presented in our MD&A relative to these operations is also presented on a two-month lag. There were no significant intervening events which would have materially affected our financial condition, results of operations, liquidity or other factors had they been recorded during the three months ended May 28, 2011. In February 2011, we announced plans to exit the Turkey market; however, the stores remained open and continued operations throughout the first quarter of fiscal 2012.

Our MD&A should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended February 26, 2011, as well as our reports on Forms 10-Q and 8-K and other publicly available information. All amounts herein are unaudited.

Overview

We are a multi-national retailer of consumer electronics, computing and mobile phone products, entertainment products, appliances and related services. We operate two reportable segments: Domestic and International. The Domestic segment is comprised of all operations within the U.S. and its territories. The International segment is comprised of all operations outside the U.S. and its territories.

Our business, like that of many retailers, is seasonal. Historically, we have realized more of our revenue and earnings in the fiscal fourth quarter, which includes the majority of the holiday shopping season in the U.S., Europe and Canada, than in any other fiscal quarter.

While some of the products and services we offer are viewed by consumers as essential, others are viewed as discretionary purchases. Consequently, our results of operations are susceptible to changes in consumer confidence levels and macroeconomic factors such as unemployment, consumer credit availability and the condition of the housing market. Consumers have maintained a cautious approach to discretionary spending due to continued economic pressures. Consequently, customer traffic and spending patterns continue to be difficult to predict. Other factors that directly impact our performance are product life-cycle shifts (including the introduction and adoption of new technology) and the competitive retail environment for our products. As a result of these factors, predicting our future revenue and net earnings is difficult. Disciplined capital allocation and working capital management and expense control remain key priorities for us as we navigate through the current environment. By providing access to a wide selection of products and accessories; a vast array of service offerings, such as extended warranties, installation and repair; and a knowledgeable sales staff to help our customers select and connect their devices, we believe we offer our customers a differentiated value proposition.

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

In our discussions of the operating results of our consolidated business and our International segment, we sometimes refer to the impact of changes in foreign currency exchange rates and currency exchange rate fluctuations, which are references to the differences between the foreign currency exchange rates we use to convert the International segment’s operating results from local currencies into U.S. dollars for reporting purposes. The impact of foreign currency exchange rate fluctuations is typically calculated as the difference between current period activity translated using the current period’s currency exchange rates and the comparable prior-year period’s currency exchange rates. We use this method for all countries where the functional currency is not the U.S. dollar.

Results of Operations

Consolidated Performance Summary

Throughout the first quarter of fiscal 2012, the majority of our key geographic markets continued to experience challenging and uncertain economic conditions. Declines in the sales of televisions, DVDs and CDs as a result of continued product life-cycle trends continued to pressure our revenue and gross profit growth. However, we continued to make progress with our key growth areas, especially Best Buy Mobile, online channels and our Five Star retail business in China.

The following table presents selected consolidated financial data ($ in millions, except per share amounts):

	Three Months Ended
	May 28, 2011	May 29, 2010
Revenue	$10,940	$10,787
Revenue % growth	1.4%	6.9%
Comparable store sales % (decline) gain	(1.7)%	2.8%
Gross profit	$2,768	$2,793
Gross profit as a % of revenue[1]	25.3%	25.9%
SG&A	$2,484	$2,480
SG&A as a % of revenue[1]	22.7%	23.0%
Operating income	$282	$313
Operating income as % of revenue	2.6%	2.9%
Net earnings attributable to Best Buy Co., Inc.	$136	$155
Diluted earnings per share	$0.35	$0.36

1            Because retailers vary in how they record certain costs between cost of goods sold and SG&A, our gross profit rate and SG&A rate may not be comparable to other retailers’ corresponding rates. For additional information regarding costs classified in cost of goods sold and SG&A, refer to Note 1, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended February 26, 2011.

The components of the 1.4% revenue increase for the first quarter of fiscal 2012 were as follows:

Net new stores	1.9%
Favorable impact of foreign currency	1.2%
Comparable store sales impact	(1.6)%
Non-comparable sales channels[1]	(0.1)%
Total revenue increase	1.4%

1                   Non-comparable sales channels primarily reflects the impact from revenue we earn from sales of merchandise to wholesalers and dealers as well as other non-comparable sales channels not included within our comparable store sales calculation.

The gross profit rate decreased by 0.6% of revenue for the first quarter of fiscal 2012. Gross profit rate declines in our Domestic and International segments accounted for decreases of 0.5% of revenue and 0.1% of revenue, respectively. For further discussion of each segment’s gross profit rate changes, see Segment Performance Summary, below.

The SG&A rate decreased by 0.3% of revenue for the first quarter of fiscal 2012. Our Domestic segment contributed a rate increase of 0.1% of revenue, which was more than offset by a rate decrease of 0.4% of revenue from our International segment. For further discussion of each segment’s SG&A rate changes, see Segment Performance Summary, below.

Operating income decreased 9.9% to $282 million, or as a percentage of revenue, 2.6%. The decrease in operating income from the same period last year was driven by a decrease in our gross profit rate, partially offset by a decrease in our SG&A rate.

Other Income (Expense)

Our investment income and other in the first quarter of fiscal 2012 remained flat at $12 million, as compared to the prior-year period. Interest expense in the first quarter of fiscal 2012 was $31 million, compared to $23 million in the first quarter of fiscal 2011. The increased interest expense was primarily driven by our issuance of $1 billion of long-term debt in the first quarter of fiscal 2012.

Income Tax Expense

Our effective income tax rate in the first quarter of fiscal 2012 was 37.6%, compared with a rate of 40.3% in the first quarter of fiscal 2011. The decrease was due primarily to the impact of increased tax benefits from foreign operations.

Segment Performance Summary

Domestic

Following revenue growth in the first quarter of fiscal 2011, our Domestic segment experienced a modest revenue decline in the first quarter of fiscal 2012. Our focus on growth opportunities, such as tablets, mobile phones and appliances, has delivered revenue gains in those areas. However, consumer demand remained constrained in certain categories, due to both macroeconomic pressures and product life-cycle trends. While these factors adversely affected retail store revenue, growth of our online channel continued, as revenue from our Domestic segment’s online operations increased 12%. Selective promotional activities helped mitigate these revenue pressures in the first quarter of fiscal 2012, with a corresponding impact on our gross profit rate.

The following table presents selected financial data for the Domestic segment ($ in millions):

	Three Months Ended
	May 28, 2011	May 29, 2010
Revenue	$7,859	$7,923
Revenue % (decline) growth	(0.8)%	5.3%
Comparable store sales % (decline) gain	(2.4)%	1.9%
Gross profit	$1,970	$2,040
Gross profit as % of revenue	25.1%	25.7%
SG&A	$1,736	$1,742
SG&A as % of revenue	22.1%	22.0%
Operating income	$234	$298
Operating income as % of revenue	3.0%	3.8%

The components of our Domestic segment’s 0.8% revenue decrease for the first quarter of fiscal 2012 were as follows:

Comparable store sales impact	(2.3)%
Non-comparable sales channels[1]	(0.3)%
Net new stores	1.8%
Total revenue decrease	(0.8)%

1                   Non-comparable sales channels reflects the impact from revenue we earn from sales channels not included within our comparable store sales calculation.

The following table reconciles the number of Domestic stores open at the beginning and end of the first quarters of fiscal 2012 and 2011:

	Fiscal 2012				Fiscal 2011
	Total Stores at Beginning of First Quarter	Stores Opened	Stores Closed	Total Stores at End of First Quarter	Total Stores at Beginning of First Quarter	Stores Opened	Stores Closed	Total Stores at End of First Quarter
Best Buy	1,099	3	—	1,102	1,069	13	(1)	1,081
Best Buy Mobile	177	21	—	198	74	6	—	80
Pacific Sales	35	—	—	35	35	—	—	35
Magnolia Audio Video	6	—	(1)	5	6	—	—	6
Geek Squad	—	—	—	—	6	—	(1)	5
Total Domestic segment stores	1,317	24	(1)	1,340	1,190	19	(2)	1,207

The following table presents the Domestic segment’s revenue mix percentages and comparable store sales percentage changes by revenue category in the first quarters of fiscal 2012 and 2011:

	Revenue Mix		Comparable Store Sales
	Three Months Ended		Three Months Ended
	May 28, 2011	May 29, 2010	May 28, 2011	May 29, 2010
Consumer Electronics	35%	37%	(6.8)%	0.0%
Computing and Mobile Phones[1]	40%	37%	4.7%	9.7%
Entertainment	12%	13%	(13.1)%	(12.8)%
Appliances	6%	6%	2.9%	14.4%
Services	6%	6%	0.8%	(4.2)%
Other	1%	1%	n/a	n/a
Total	100%	100%	(2.4)%	1.9%

1                   During the first quarter of fiscal 2012, the revenue category previously referred to as “Home Office” was renamed “Computing and Mobile Phones” to more clearly reflect the key products included within the revenue category. However, the composition of the products within this revenue category has not changed from previous periods’ disclosures.

The following is a description of the notable comparable store sales changes in our Domestic segment by revenue category:

•                  Consumer Electronics: The 6.8% comparable store sales decline was driven primarily by decreases in the sales of televisions, resulting from a decline in average selling price and essentially flat unit sales, and digital imaging products, as natural disasters in Japan led to supply chain interruptions. The declines were partially offset by strong sales of eReaders due to high customer interest and our broad assortment of such products.

•                  Computing and Mobile Phones: The 4.7% comparable store sales gain resulted primarily from increased sales of tablets and mobile phones, especially smartphones, due to strong consumer demand, new product introductions and the continued growth of Best Buy Mobile.

•                  Entertainment: The 13.1% comparable store sales decline was mainly the result of the continued decline in the sales of DVDs and CDs as consumers shift from physical media to online content. Declines in the sales of video gaming products experienced in the fourth quarter of fiscal 2011 moderated in the first quarter of fiscal 2012, helped by the U.S. launch of the Nintendo 3DS gaming system.

•                  Appliances: The 2.9% comparable stores sales gain in appliances was due to focused promotions to match the seasonality of the appliance market.

•                  Services: The 0.8% comparable store sales gain was primarily due to a gain in the sales of warranties and other services related to mobile phones.

Our Domestic segment experienced a decrease in gross profit of $70 million, or 3.4%, in the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011, due to a gross profit rate decline and decreased revenue volumes. The 0.6% of revenue decrease in the gross profit rate resulted from an unfavorable rate impact of 0.9% of revenue and a favorable mix impact of 0.3% of revenue, which resulted primarily from the following factors:

•                  increased utilization of selective promotional activity;

•                  industry-wide supply chain interruptions of higher-margin digital imaging products due to the natural disasters in Japan;

•                  a decline in an annual vendor rebate highlighted in the prior year;

•                  higher transportation costs;

•                  partially offset by increased sales of higher-margin mobile phones and accessories as a result of the continued growth in Best Buy Mobile.

We remain focused on controlling our costs, and our Domestic segment’s SG&A remained essentially flat, as costs driven by the opening of new stores were offset by decreased spending due to the timing of project related costs in the prior-year period. In addition, the Domestic segment’s SG&A rate increased only 0.1% of revenue, reflecting deleverage due to the comparable store sales decline, partially offset by the timing of project related costs in the prior-year period.

Our Domestic segment’s operating income decreased $64 million in the first quarter of fiscal 2012, compared to the same period in the prior year, primarily due to a decrease in the gross profit rate and a decrease in revenue, as SG&A spending remained essentially flat.

International

Our Five Star operations in China continued to drive growth in revenue and operating income in our International segment. Despite a modest comparable store sales decline reported by our Canada operations as a result of the continuation of macroeconomic and product life-cycle pressures similar to those experienced in our Domestic segment, gross profit rate improvements helped contribute to operating income growth in the quarter. Finally, in the face of a constrained economy, our Europe operations experienced revenue growth, as increased wholesale and business-to-business sales helped to offset the modest comparable store sales decline. Additionally, while the start-up costs of our large-format stores in the U.K. negatively affected the segment’s operating income, lower SG&A spending in our small-format stores in the quarter more than offset these costs and resulted in improved operating income.

The following table presents selected financial data for the International segment ($ in millions):

	Three Months Ended
	May 28, 2011	May 29, 2010
Revenue	$3,081	$2,864
Revenue % growth	7.6%	11.4%
Comparable store sales % gain	0.4%	6.3%
Gross profit	$798	$753
Gross profit as % of revenue	25.9%	26.3%
SG&A	$748	$738
SG&A as % of revenue	24.3%	25.8%
Operating income	$48	$15
Operating income as % of revenue	1.5%	0.5%

The components of our International segment’s 7.6% revenue increase for the first quarter of fiscal 2012 were as follows:

Favorable impact of foreign currency	4.6%
Net new stores	2.3%
Non-comparable sales channels[1]	0.4%
Comparable store sales impact	0.3%
Total revenue increase	7.6%

1                   Non-comparable sales channels primarily reflects the impact from revenue we earn from sales of merchandise to wholesalers and dealers as well as other non-comparable sales channels not included within our comparable store sales calculation.

The following table reconciles the number of International stores open at the beginning and end of the first quarters of fiscal 2012 and 2011:

	Fiscal 2012				Fiscal 2011
	Total Stores at Beginning of First Quarter	Stores Opened	Stores Closed	Total Stores at End of First Quarter	Total Stores at Beginning of First Quarter	Stores Opened	Stores Closed	Total Stores at End of First Quarter
Best Buy Europe — small box[1]	2,440	15	(26)	2,429	2,453	10	(33)	2,430
Best Buy Europe — big box[2]	6	—	—	6	—	—	—	—
Canada
Future Shop	146	—	—	146	144	—	—	144
Best Buy	71	—	—	71	64	2	—	66
Best Buy Mobile	10	5	—	15	4	—	—	4
China
Five Star	166	5	—	171	158	—	—	158
Best Buy	8	—	(8)	—	6	1	—	7
Mexico
Best Buy	6	—	—	6	5	—	—	5
Turkey
Best Buy[3]	2	—	—	2	1	—	—	1
Total International segment stores	2,855	25	(34)	2,846	2,835	13	(33)	2,815

1              Represents small-format The Carphone Warehouse and The Phone House stores.

2             Represents large-format Best Buy branded stores in the U.K.

3             In February 2011, we announced plans to exit the Turkey market; however, these stores remained open as of the end of the first quarter of fiscal 2012.

The following table presents revenue mix percentages and comparable store sales percentage changes for the International segment by revenue category in the first quarters of fiscal 2012 and 2011:

	Revenue Mix		Comparable Store Sales
	Three Months Ended		Three Months Ended
	May 28, 2011	May 29, 2010	May 28, 2011	May 29, 2010
Consumer Electronics	18%	19%	(8.6)%	2.7%
Computing and Mobile Phones[1]	59%	56%	4.5%	6.2%
Entertainment	4%	5%	(13.6)%	(6.2)%
Appliances	10%	9%	11.4%	28.0%
Services	9%	11%	(5.2)%	2.8%
Other	<1%	<1%	n/a	n/a
Total	100%	100%	0.4%	6.3%

1                   During the first quarter of fiscal 2012, the revenue category previously referred to as “Home Office” was renamed “Computing and Mobile Phones” to more clearly reflect the key products included within the revenue category. However, the composition of the products within this revenue category has not changed from previous periods’ disclosures.

The following is a description of the notable comparable store sales changes in our International segment by revenue category:

•                  Consumer Electronics: The 8.6% comparable store sales decline was driven primarily by decreases in the sales of televisions in Canada, which faced market conditions similar to the U.S., and digital imaging products, as a result of natural disasters in Japan leading to supply chain interruptions.

•                  Computing and Mobile Phones: The 4.5% comparable store sales gain resulted primarily from an increase in the sales of mobile computing devices due to strong tablet sales throughout the International segment and increased sales of mobile phones, particularly higher priced smartphones. Partially offsetting these gains were declines in the sales of desktops and monitors, as consumer preference continued to shift toward mobile computing devices.

•                  Entertainment: The 13.6% comparable store sales decline reflected decreases in the sales of video gaming hardware and software, DVDs and CDs.

•                  Appliances: The 11.4% comparable store sales gain in appliances was primarily due to increases in the sales of appliances, especially air conditioners, in our Five Star operations, as customers anticipated price increases in the near future.

•                  Services: The 5.2% comparable store sales decline was primarily due to a decrease in the customer base in our mobile virtual network operator and fixed line services in Europe, as well as increased promotional activity to attract new customers to these services.

Our International segment experienced gross profit growth of $45 million, or 6.0%, in the first quarter of fiscal 2012, resulting from the favorable impact of foreign currency exchange rate fluctuations and increased revenue. The 0.4% of revenue decrease in the gross profit rate reflected an unfavorable mix impact of 0.4% of revenue and a flat rate impact. The unfavorable mix resulted primarily from growth in our China business, which has a relatively lower gross profit rate. The flat rate impact was driven by improved margins in Canada, especially in televisions, mobile phones and MP3 players, and in Five Star as a result of improved promotional effectiveness and higher vendor rebates, offset by a lower gross profit rate in Europe due to increased wholesale and business-to-business sales.

Our International segment’s SG&A grew $10 million, or 1.4%, driven by the impact of foreign currency exchange rate fluctuations. Excluding the impact of foreign currency fluctuations, our International segment’s SG&A decreased by $19 million. The 1.5% of revenue decrease in the SG&A rate was driven primarily by lower spending in Europe, specifically in our small-format stores, where store payroll costs decreased due to labor model efficiencies. Partially offsetting the decrease in the SG&A rate in Europe was increased spending in our large-format Best Buy branded stores in the U.K. In addition, a decrease in support costs for our International segment and lower ongoing expenses due to restructuring actions in China and Turkey contributed to the decrease in the SG&A rate.

The increase in our International segment’s operating income resulted from improved operating income throughout our International segment, especially Canada and our Five Star operations. The increase in operating income was the result of increased revenue and a significant improvement in the SG&A rate, with only a modest decrease in the gross profit rate.

Liquidity and Capital Resources

We continue to closely manage our liquidity and capital resources. The key variables we use to manage liquidity requirements and investments to support our growth strategies include discretionary SG&A spending, capital expenditures, credit facilities and short-term borrowing arrangements, working capital and our share repurchase program.

Capital expenditures, particularly with respect to opening new stores and remodeling existing stores, is a component of our cash flow and capital management strategy which, to a large extent, we can adjust in response to economic and other changes in our business environment. In both fiscal 2011 and 2010, we moderated our capital spending in response to the challenging economic environment relative to our recent historical trend. We plan to continue to focus on investing in profitable growth areas, such as Best Buy Mobile and our Five Star operations in China, while moderating large-format store square footage growth in our mature markets.

Summary

The following table summarizes our cash and cash equivalents and short-term investments balances at May 28, 2011, February 26, 2011, and May 29, 2010 ($ in millions):

	May 28, 2011	February 26, 2011	May 29, 2010
Cash and cash equivalents	$2,208	$1,103	$1,239
Short-term investments	20	22	205
Total cash and cash equivalents and short-term investments	$2,228	$1,125	$1,444

The increase in the balance of our cash and cash equivalents and short-term investments compared with the end of the first quarter of fiscal 2011 was due primarily to increased cash generated from operations and the issuance of long-term debt securities in the first quarter of fiscal 2012, partially offset by increased cash used to repurchase shares of our common stock.

Other Financial Measures

Our current ratio, calculated as current assets divided by current liabilities, was 1.3 at the end of the first quarter of fiscal 2012, compared with 1.2 at the end of both the first and fourth quarters of fiscal 2011. The modest increase was due primarily to an increase in cash from the issuance of long-term debt securities in the first quarter of fiscal 2012, partially offset by an increase in the current portion of long-term debt.

Our debt to net earnings ratio increased to 1.6 at the end of the first quarter of fiscal 2012, compared with 1.3 at the end of fiscal 2011 and 0.9 at the end of the first quarter of fiscal 2011, driven primarily by increased debt as a result of the issuance of long-term debt securities in the first quarter of fiscal 2012. Our adjusted debt to earnings before interest, income taxes, depreciation, amortization and rent (“EBITDAR”) ratio, which includes capitalized operating lease obligations in its calculation, increased to 2.6 at the end of the first quarter of fiscal 2012, compared with 2.5 at the end of fiscal 2011 and 2.4 at the end of the first quarter of fiscal 2011, primarily due to an increase in debt.

Our adjusted debt to EBITDAR ratio is considered a non GAAP financial measure and should be considered in addition to, rather than as a substitute for, the most directly comparable ratio determined in accordance with accounting principles generally accepted in the U.S. (“GAAP”). We have included this information in our MD&A as we view the adjusted debt to EBITDAR ratio as an important indicator of our creditworthiness. Furthermore, we believe that our adjusted debt to EBITDAR ratio is important for understanding our financial position and provides meaningful additional information about our ability to service our long term debt and other fixed obligations and to fund our future growth. We also believe our adjusted debt to EBITDAR ratio is relevant because it enables investors to compare our indebtedness to that of retailers who own, rather than lease, their stores. Our decision to own or lease real estate is based on an assessment of our financial liquidity, our capital structure, our desire to own or to lease the location, the owner’s desire to own or to lease the location, and the alternative that results in the highest return to our shareholders.

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

The following table presents a reconciliation of our debt to net earnings ratio and our adjusted debt to EBITDAR ratio ($ in millions):

	May 28, 2011 [1]	February 26, 2011 [1]	May 29, 2010 [1]
Debt (including current portion)	$2,180	$1,709	$1,324
Capitalized operating lease obligations (8 times rental expense) [2]	9,416	9,271	9,136
Adjusted debt	$11,596	$10,980	$10,460

Net earnings including noncontrolling interests[3]	$1,348	$1,366	$1,419
Interest expense, net	44	36	37
Income tax expense	692	714	797
Depreciation and amortization expense [4]	1,140	1,145	955
Rental expense	1,177	1,159	1,122
EBITDAR	$4,401	$4,420	$4,330

Debt to net earnings ratio	1.6	1.3	0.9
Adjusted debt to EBITDAR ratio	2.6	2.5	2.4

1                   Debt is reflected as of the respective balance sheet dates, while rental expense and the other components of EBITDAR represent activity for the 12 months ended as of each of the respective dates.

2                   The multiple of eight times annual rental expense in the calculation of our capitalized operating lease obligations is the multiple used for the retail sector by one of the nationally recognized credit rating agencies that rates our creditworthiness, and we consider it to be an appropriate multiple for our lease portfolio.

3                  We utilize net earnings including noncontrolling interests within our calculation as the earnings and related cash flows attributable to noncontrolling interests are available to service our debt and operating lease commitments.

4                   Depreciation and amortization expense includes impairments of fixed assets, investments, goodwill and intangible assets.

Cash Flows

The following table summarizes our cash flows for the first three months of fiscal 2012 and 2011 ($ in millions):

	Three Months Ended
	May 28, 2011	May 29, 2010
Total cash provided by (used in):
Operating activities	$1,324	$169
Investing activities	(186)	(254)
Financing activities	(37)	(494)
Effect of exchange rate changes on cash	4	(8)
Increase (decrease) in cash and cash equivalents	$1,105	$(587)

Cash provided by operating activities in the first three months of fiscal 2012 was $1.3 billion, compared with $169 million in the first three months of fiscal 2011. The substantial inflows generated in the first quarter of fiscal 2012 were primarily related to:

•                  Normalization of receivable balances at the end of the first quarter fiscal 2012, following unusually high balances at the end of fiscal 2011, due to the timing of the receipt of certain large receivables; and

•                  Normalization of accounts payable at the end of the first quarter of fiscal 2012, following unusually low balances at the end of fiscal 2011 due to the timing of merchandise receipts in the fourth quarter;

•                  Partially offset by growth in inventory, primarily related to growth areas such as mobile phones, as well as the timing of inventory receipts during the quarter.

Cash used in investing activities in the first three months of fiscal 2012 was $186 million, compared with $254 million in the first three months of fiscal 2011. The decline in cash used was due to less investment purchases in the first quarter of fiscal 2012 compared to the prior-year period.

Cash used in financing activities in the first three months of fiscal 2012 was $37 million, compared with $494 million for the first three months of fiscal 2011. The change was primarily the result of the issuance of $1 billion of long-term debt securities in the first three months of fiscal 2012, partially offset by an increase in cash used to repurchase shares of our common stock.

Share Repurchases and Dividends

For the three months ended May 28, 2011, we repurchased and retired 16.6 million shares of our common stock at a cost of $505 million. We repurchased and retired 2.5 million shares of our common stock at a cost of $111 million during the three months ended May 29, 2010. We have $802 million available for future repurchases at May 28, 2011, under our June 2007 share repurchase program. Repurchased shares have been retired and constitute authorized but unissued shares.

In June 2011, subsequent to the end of the first quarter of fiscal 2012, our Board of Directors authorized a new $5.0 billion share repurchase program. The June 2011 program terminated and replaced our prior $5.5 billion share repurchase program authorized in June 2007. There is no expiration date governing the period over which we can repurchase shares under the June 2011 share repurchase program.

During the first quarter of fiscal 2012, we paid our regular quarterly cash dividend of $0.15 per common share, or $58 million in the aggregate. During the same period one year ago, we paid a regular quarterly cash dividend of $0.14 per common share, or $59 million in the aggregate. As announced on June 15, 2011, our Board of Directors authorized payment of our next regular quarterly cash dividend of $0.15 per common share, payable on July 26, 2011, to shareholders of record as of the close of business on July 5, 2011.

On June 21, 2011, our Board of Directors announced an increase in our quarterly cash dividend to $0.16 per common share, a 7% increase compared with the existing quarterly dividend of $0.15 per common share.  The change will be effective with the quarterly dividend which, if authorized, would be payable on October 25, 2011, to shareholders of record as of October 4, 2011.

Sources of Liquidity

Funds generated by operating activities, available cash and cash equivalents, and our credit facilities continue to be our most significant sources of liquidity. We believe our sources of liquidity will be sufficient to sustain operations and to finance anticipated expansion plans and strategic initiatives. However, in the event our liquidity is insufficient, we may be required to limit our future expansion plans or we may not be able to pursue business opportunities. There can be no assurance that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under our existing credit facilities or obtain additional financing, if necessary, on favorable terms.

We have a $2.3 billion five-year unsecured revolving credit facility, as amended (the “Credit Facility”), with a syndicate of banks, with no borrowings outstanding at May 28, 2011. The Credit Facility expires in September 2012. At June 28, 2011, we had no borrowings outstanding under the Credit Facility.

We also have $577 million available under secured and unsecured revolving credit and demand facilities related to our International segment operations, of which $39 million was outstanding at May 28, 2011.

Our ability to access our facilities is subject to our compliance with the terms and conditions of such facilities, including financial covenants. The financial covenants require us to maintain certain financial ratios. At May 28, 2011, we were in compliance with all such financial covenants. If an event of default were to occur with respect to any of our other debt, it would likely constitute an event of default under our facilities as well.

Our credit ratings and outlooks at June 28, 2011, are summarized below. In June 2011, Fitch Ratings Ltd. (“Fitch”) lowered our rating from BBB+ with a negative outlook to BBB– with a stable outlook, citing increased economic pressures and competition in the consumer electronics industry. This change had no impact on our current borrowing costs, and we believe it will not have a material impact on our ability to raise further debt financing in the future or the prospective borrowing costs associated with such debt. The ratings and outlooks issued by Moody’s Investors Service, Inc. (“Moody’s”) and Standard & Poor’s Rating Services (“Standard & Poor’s”) are consistent with the ratings and outlooks reported in our Annual Report on Form 10-K for the fiscal year ended February 26, 2011.

Rating Agency	Rating	Outlook
Fitch	BBB–	Stable
Moody’s	Baa2	Stable
Standard & Poor’s	BBB–	Stable

Credit rating agencies review their ratings periodically, and therefore the credit rating assigned to us by each agency may be subject to revision at any time. Accordingly, we are not able to predict whether our current credit ratings will remain as disclosed above. Factors that can affect our credit ratings include changes in our operating performance, the economic environment, conditions in the retail and consumer electronics industries, our financial position, and changes in our business strategy. If further changes in our credit ratings were to occur, they could impact, among other things, our future borrowing costs, access to capital markets, vendor financing terms and future new-store leasing costs. In addition, the conversion rights of the holders of our convertible debentures could be accelerated if our credit ratings were to be downgraded by Moody’s and Standard & Poor’s to below Ba2 and BB, respectively.

Auction Rate Securities and Restricted Cash

At May 28, 2011, and May 29, 2010, we had $99 million and $233 million, respectively, invested in auction rate securities (“ARS”) recorded at fair value within short-term investments and equity and other investments (long-term) in our condensed consolidated balance sheets.  Subsequent to May 28, 2011, and through June 28, 2011, we sold an additional $2 million of ARS at par value. The majority of our ARS portfolio is AAA/Aaa-rated and collateralized by student loans, which are guaranteed 95% to 100% by the U.S. government. Due to the auction failures that began in February 2008, we have been unable to liquidate many of our ARS. The investment principal associated with our remaining ARS subject to failed auctions will not be accessible until successful auctions occur, a buyer is found outside of the auction process, the issuers establish a different form of financing to replace these securities or final payments are due according to the contractual maturities of the debt issues, which range from five to 32 years. We intend to hold our remaining ARS until we can recover the full principal amount through one of the means described above, and have the ability to do so based on our other sources of liquidity.

Our liquidity also is affected by restricted cash balances that are pledged as collateral or restricted to use for vendor payables, general liability insurance, workers’ compensation insurance and customer warranty and insurance programs. Restricted cash and cash equivalents, which are included in other current assets, were $489 million, $488 million and $465 million at May 28, 2011, February 26, 2011, and May 29, 2010, respectively.

Debt and Capital

At May 28, 2011, we had short-term debt outstanding under our various credit and demand facilities of $39 million, a decrease from $557 million at February 26, 2011, and $197 million at May 29, 2010. The decrease from the prior-year period is the result of decreased borrowings on our Europe revolving facility due to increased cash generated from our European operating activities.

2016 and 2021 Notes

In March 2011, we issued $350 million principal amount of notes due March 15, 2016 (the “2016 Notes”) and $650 million principal amount of notes due March 15, 2021 (the “2021 Notes”, and together with the 2016 Notes, the “Notes”). The 2016 Notes bear interest at a fixed rate of 3.75% per year, while the 2021 Notes bear interest at a fixed rate of 5.50% per year. Interest on the Notes is payable semi-annually on March 15 and September 15 of each year, beginning September 15, 2011. The Notes were issued at a slight discount to par, which when coupled with underwriting discounts of $6 million, resulted in net proceeds from the sale of the Notes of $990 million.

We may redeem some or all of the Notes at any time at a redemption price equal to the greater of (i) 100% of the principal amount of the Notes redeemed and (ii) the sum of the present values of each remaining scheduled payment of principal and interest on the Notes redeemed discounted to the redemption date on a semiannual basis, plus accrued and unpaid interest on the principal amount of the Notes to the redemption date as described in the indenture (including the supplemental indenture) relating to the Notes. Furthermore, if a change of control triggering event occurs, we will be required to offer to purchase the remaining unredeemed Notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest through the purchase date.

The Notes are unsecured and unsubordinated obligations and rank equally with all of our other unsecured and unsubordinated debt. The Notes contain covenants that, among other things, limit our ability to incur debt secured by liens or to enter into sale and lease-back transactions.

See Note 6, Debt, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended February 26, 2011, for additional information regarding our debt.

Off-Balance-Sheet Arrangements and Contractual Obligations

Our liquidity is not dependent on the use of off-balance sheet financing arrangements other than in connection with our operating leases.

There has been no material change in our contractual obligations other than as set forth above an in the ordinary course of business since the end of fiscal 2011. See our Annual Report on Form 10-K for the fiscal year ended February 26, 2011, for additional information regarding our off-balance-sheet arrangements and contractual obligations.

Significant Accounting Policies and Estimates

We describe our significant accounting policies in Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended February 26, 2011. We discuss our critical accounting estimates in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended February 26, 2011. There has been no significant change in our significant accounting policies or critical accounting estimates since the end of fiscal 2011.

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

Safe Harbor Statement Under the Private Securities Litigation Reform Act

Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), provide a “safe harbor” for forward looking statements to encourage companies to provide prospective information about their companies. With the exception of historical information, the matters discussed in this Quarterly Report on Form 10-Q are forward looking statements and may be identified by the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “foresee,” “plan,” “project,” “outlook,” and other words and terms of similar meaning. Such statements reflect our current view with respect to future events and are subject to certain risks, uncertainties and assumptions. A variety of factors could cause our future results to differ materially from the anticipated results expressed in such forward looking statements. Readers should review Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended February 26, 2011, for a description of important factors that could cause our future results to differ materially from those contemplated by the forward looking statements made in this Quarterly Report on Form 10-Q. Among the factors that could cause actual our results and outcomes to differ materially from those contained in such forward looking statements are the following: general economic conditions, changes in consumer preferences, credit market constraints, acquisitions and development of new businesses, divestitures, product availability, sales volumes, pricing actions and promotional activities of competitors, profit margins, weather, natural or man-made disasters, changes in law or regulations, foreign currency fluctuation, availability of suitable real estate locations, our ability to react to a disaster recovery situation, the impact of labor markets and new product introductions on our overall profitability, failure to achieve anticipated benefits of announced transactions and integration challenges relating to new ventures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In addition to the risks inherent in our operations, we are exposed to certain market risks, including adverse changes in foreign currency exchange rates and interest rates.

Foreign Currency Exchange Rate Risk

We have market risk arising from changes in foreign currency exchange rates related to our International segment operations. On a limited basis, we utilize foreign exchange forward contracts to manage foreign currency exposure to certain forecasted inventory purchases, revenue streams and recognized receivable and payable balances. Our primary objective in holding derivatives is to reduce the volatility of net earnings and cash flows associated with changes in foreign currency exchange rates. Our foreign currency risk management strategy includes cash flow hedges as well as derivatives that are not designated as hedging instruments. The contracts have terms of up to three years. The aggregate notional amount and fair value recorded on our condensed consolidated balance sheets related to our foreign exchange forward and swap contracts outstanding was $416 million and $11 million, respectively, at May 28, 2011. The amount recorded in our consolidated statement of earnings related to all contracts settled and outstanding was a gain of $3 million in the first quarter of fiscal 2011. See Note 7, Derivative Instruments, of Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information regarding our derivative instruments.

The overall weakness of the U.S. dollar compared to the Canadian dollar, British Pound and Chinese Yuan since the end of the first quarter of fiscal 2011 has had a positive overall impact on our revenue and net earnings as the foreign denominations translated into more U.S. dollars. It is not possible to determine the exact impact of foreign currency exchange rate fluctuations; however, the effect on reported revenue and net earnings can be estimated. We estimate that the overall weakness of the U.S. dollar had a favorable impact on our revenue and net earnings in the first quarter of fiscal 2012 of approximately $130 million and $1 million, respectively.

Interest Rate Risk

Short- and long-term debt

At May 28, 2011, our short- and long-term debt was comprised primarily of credit facilities, our convertible debentures and our 2013 Notes, 2016 Notes and 2021 Notes. We do not manage the interest rate risk on our debt through the use of derivative instruments.

Our credit facilities’ interest rates may be reset due to fluctuations in a market-based index, such as the federal funds rate, the London Interbank Offered Rate (LIBOR), or the base rate or prime rate of our lenders. A hypothetical 100-basis-point change in the interest rates on the outstanding balance of our credit facilities as of May 28, 2011, would change our annual pre-tax earnings by less than $1 million.

There is no interest rate risk associated with our convertible debentures, 2013 Notes, 2016 Notes or 2021 Notes, as the interest rates are fixed at 2.25%, 6.75%, 3.75% and 5.50%, respectively, per annum.

Long-term investments in debt securities

At May 28, 2011, our long-term investments in debt securities were comprised of ARS. These investments are not subject to material interest rate risk. A hypothetical 100-basis point change in the interest rates on our ARS investments as of May 28, 2011, would change our annual pre-tax earnings by $1 million. We do not manage interest rate risk on our investments in debt securities through the use of derivative instruments.

Other Market Risks

Investments in auction rate securities

At May 28, 2011, we held $99 million in investments in ARS, which includes a $2 million pre-tax unrealized loss in accumulated other comprehensive income. Given current conditions in the ARS market, we may incur additional temporary unrealized losses or other-than-temporary realized losses in the future if market conditions were to persist and we were unable to recover the cost of our ARS investments. A hypothetical 100-basis point loss from the par value of these investments as of May 28, 2011, would result in a $1 million impairment.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), at May 28, 2011. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at May 28, 2011, our disclosure controls and procedures were effective.

There was no change in internal control over financial reporting during the fiscal quarter ended May 28, 2011, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Employment Discrimination Action

In December 2005, a purported class action lawsuit captioned, Jasmen Holloway, et al. v. Best Buy Co., Inc., was filed against us in the U.S. District Court for the Northern District of California (the “Court”). This federal court action alleges that we discriminate against women and minority individuals on the basis of gender, race, color and/or national origin in our stores with respect to our employment policies and practices. The action seeks an end to alleged discriminatory policies and practices, an award of back and front pay, punitive damages and injunctive relief, including rightful place relief for all class members. In June 2011, the plaintiffs filed a motion for preliminary approval of the parties’ negotiated settlement including conditional certification of settlement classes and seeking a schedule for final approval. The proposed settlement terms include, in exchange for a release and dismissal of the action, certain changes to our personnel policies and procedures; payment to the nine named plaintiffs of $0.3 million in the aggregate; and payment in an amount to be determined by the Court, not to exceed $10 million, of a portion of the plaintiffs’ attorneys’ fees and costs. This proposed settlement is subject to final Court approval.

Securities Actions

In February 2011, a purported class action lawsuit captioned, IBEW Local 98 Pension Fund, individually and on behalf of all others similarly situated v. Best Buy Co., Inc., et al., was filed against us and certain of our executive officers in the U.S. District Court for the District of Minnesota. This federal court action alleges, among other things, that we and the officers named in the complaint violated Sections 10(b) and 20A of the Exchange Act and Rule 10b-5 under the Exchange Act in connection with press releases and other statements relating to our fiscal 2011 earnings guidance that had been made available to the public. Additionally, in March 2011, a similar purported class action was filed by a single shareholder, Rene LeBlanc, against us and certain of our executive officers in the same court. In June 2011, the unopposed collective motion of IBEW Local 98 Pension Fund and Rene LeBlanc to consolidate their respective lawsuits into a new action with a single shareholder, Marion Haynes, as lead plaintiff was granted. The lead plaintiff is expected to file and serve a consolidated complaint.

In June 2011, a purported shareholder derivative action, Salvatore M. Talluto, Derivatively and on Behalf of Best Buy Co., Inc. v. Richard M. Schulze, et al., as Defendants and Best Buy Co., Inc. as Nominal Defendant, was filed against each member of our Board of Directors serving during the relevant periods in fiscal 2011 and us as a nominal defendant in the U.S. District Court for the State of Minnesota. The lawsuit alleges that the director defendants breached their fiduciary duty, among other claims, including violation of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder, in failing to correct public misrepresentations and material misstatements and/or omissions regarding our fiscal 2011 earnings projections and, for certain directors, selling stock while in possession of material adverse non-public information.

The plaintiffs in the above securities actions seek damages, including interest, equitable relief and reimbursement of the costs and expenses they incurred in the lawsuits. We believe the allegations in the above securities actions are without merit, and we intend to defend these actions vigorously. Based on our assessment of the facts underlying the claims in the above securities actions, their respective procedural litigation history, and the degree to which we intend to defend our company in these matters, we are unable to provide meaningful quantification of how the final resolution of these claims may impact our future consolidated financial position or results of operations.

Other Legal Proceedings

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)  Stock Repurchases

The following table presents the total number of shares of our common stock that we purchased during the first quarter of fiscal 2012, the average price paid per share, the number of shares that we purchased as part of our publicly announced repurchase program, and the approximate dollar value of shares that still could have been purchased at the end of the applicable fiscal period, pursuant to our June 2007 $5.5 billion share repurchase program:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [1]
February 27, 2011, through April 2, 2011	2,385,600	$29.04	2,385,600	$1,237,000,000
April 3, 2011, through April 30, 2011	8,516,763	30.04	8,516,763	981,000,000
May 1, 2011, through May 28, 2011	5,688,320	31.60	5,688,320	802,000,000
Total Fiscal 2012 First Quarter	16,590,683	30.43	16,590,683	802,000,000

1                   “Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs” reflects our $5.5 billion share repurchase program announced on June 27, 2007, less the $3.0 billion we purchased in fiscal 2008 under our accelerated share repurchase program, the $1.2 billion we purchased in fiscal 2011 and the $505 million we purchased in the first quarter of fiscal 2012. The June 2007 program, which had no expiration date governing the period over which we could make share repurchases, was terminated and replaced on June 20, 2011, by a new $5.0 billion share repurchase program that also has no stated expiration date. For additional information related to the new share repurchase program, see Note 10, Repurchase of Common Stock, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

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

101

The following financial information from our Quarterly Report on Form 10-Q for the first quarter of fiscal 2011, filed with the SEC on July 1, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the condensed consolidated balance sheets at May 28, 2011; February 26, 2011; and May 29, 2010, (ii) the consolidated statements of earnings for the three months ended May 28, 2011, and May 29, 2010, (iii) the consolidated statements of cash flows for the three months ended May 28, 2011, and May 29, 2010, (iv) the consolidated statements of changes in shareholders’ equity for the three months ended May 28, 2011, and May 29, 2010, and (v) the Notes to Condensed Consolidated Financial Statements.[1]

1  The XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEST BUY CO., INC.
(Registrant)

Date: July 1, 2011	By:	/s/ BRIAN J. DUNN
Brian J. Dunn
Chief Executive Officer
(duly authorized and principal executive officer)

Date: July 1, 2011	By:	/s/ JAMES L. MUEHLBAUER
James L. Muehlbauer
Executive Vice President — Finance
and Chief Financial Officer
(duly authorized and principal financial officer)

Date: July 1, 2011	By:	/s/ SUSAN S. GRAFTON
Susan S. Grafton
Vice President, Controller
and Chief Accounting Officer
(duly authorized and principal accounting officer)