Form 10-Q
period 2011-08-27
BEST BUY CO INC
filed 2011-09-30
CIK 764478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 27, 2011

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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, $.10 Par Value — 362,295,405 shares outstanding as of September 27, 2011.

BEST BUY CO., INC.
FORM 10-Q FOR THE QUARTER ENDED AUGUST 27, 2011

PART I — FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

BEST BUY CO., INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
($ in millions, except per share amounts)
(Unaudited)

	August 27, 2011	February 26, 2011	August 28, 2010
CURRENT ASSETS
Cash and cash equivalents	$2,040	$1,103	$843
Short-term investments	80	22	2
Receivables	1,945	2,348	1,720
Merchandise inventories	6,403	5,897	6,346
Other current assets	1,033	1,103	1,048
Total current assets	11,501	10,473	9,959

PROPERTY AND EQUIPMENT, NET	3,761	3,823	3,915

GOODWILL	2,486	2,454	2,365

TRADENAMES, NET	134	133	147

CUSTOMER RELATIONSHIPS, NET	179	203	227

EQUITY AND OTHER INVESTMENTS	284	328	293

OTHER ASSETS	484	435	456

TOTAL ASSETS	$18,829	$17,849	$17,362

NOTE:  The consolidated balance sheet as of February 26, 2011, has been condensed from the audited consolidated financial statements.

See Notes to Condensed Consolidated Financial Statements.

BEST BUY CO., INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
($ in millions, except per share amounts)
(Unaudited)

	August 27, 2011	February 26, 2011	August 28, 2010
CURRENT LIABILITIES
Accounts payable	$5,830	$4,894	$5,573
Unredeemed gift card liabilities	410	474	400
Accrued compensation and related expenses	489	570	467
Accrued liabilities	1,580	1,471	1,589
Accrued income taxes	2	256	27
Short-term debt	392	557	383
Current portion of long-term debt	444	441	32
Total current liabilities	9,147	8,663	8,471

LONG-TERM LIABILITIES	1,176	1,183	1,181

LONG-TERM DEBT	1,696	711	1,088

EQUITY
Best Buy Co., Inc. shareholders’ equity
Preferred stock, $1.00 par value: Authorized — 400,000 shares; Issued and outstanding — none	—	—	—
Common stock, $0.10 par value: Authorized — 1.0 billion shares; Issued and outstanding — 365,556,000, 392,590,000 and 402,961,000 shares, respectively	37	39	40
Additional paid-in capital	—	18	—
Retained earnings	5,839	6,372	6,000
Accumulated other comprehensive income (loss)	211	173	(25)
Total Best Buy Co., Inc. shareholders’ equity	6,087	6,602	6,015
Noncontrolling interests	723	690	607
Total equity	6,810	7,292	6,622

TOTAL LIABILITIES AND EQUITY	$18,829	$17,849	$17,362

NOTE:  The consolidated balance sheet as of February 26, 2011, has been condensed from the audited consolidated financial statements.

See Notes to Condensed Consolidated Financial Statements.

BEST BUY CO., INC.
CONSOLIDATED STATEMENTS OF EARNINGS
($ in millions, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	August 27, 2011	August 28, 2010	August 27, 2011	August 28, 2010
Revenue	$11,347	$11,339	$22,287	$22,126
Cost of goods sold	8,475	8,421	16,647	16,415
Gross profit	2,872	2,918	5,640	5,711
Selling, general and administrative expenses	2,583	2,507	5,067	4,987
Restructuring charges	2	—	4	—
Operating income	287	411	569	724
Other income (expense)
Investment income and other	6	13	18	25
Interest expense	(34)	(21)	(65)	(44)

Earnings before income tax expense and equity in loss of affiliates	259	403	522	705
Income tax expense	99	146	198	267
Equity in loss of affiliates	—	—	(1)	—
Net earnings including noncontrolling interests	160	257	323	438
Net loss (earnings) attributable to noncontrolling interests	17	(3)	(10)	(29)

Net earnings attributable to Best Buy Co., Inc.	$177	$254	$313	$409

Earnings per share attributable to Best Buy Co., Inc.
Basic	$0.48	$0.61	$0.82	$0.98
Diluted	$0.47	$0.60	$0.81	$0.96

Dividends declared per common share	$0.15	$0.14	$0.30	$0.28

Weighted-average common shares outstanding (in millions)
Basic	371.9	413.5	379.8	416.9
Diluted	381.4	423.6	389.5	427.7

See Notes to Condensed Consolidated Financial Statements.

BEST BUY CO., INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED AUGUST 27, 2011, AND AUGUST 28, 2010
($ and shares in millions)
(Unaudited)

	Best Buy Co., Inc.
	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Best Buy Co., Inc.	Non controlling Interests	Total
Balances at February 26, 2011	393	$39	$18	$6,372	$173	$6,602	$690	$7,292

Net earnings, six months ended August 27, 2011	—	—	—	313	—	313	10	323
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	—	—	—	—	57	57	25	82
Unrealized losses on available-for-sale investments	—	—	—	—	(21)	(21)	—	(21)
Cash flow hedging instruments — unrealized gains	—	—	—	—	2	2	2	4
Total comprehensive income						351	37	388

Dividend distribution	—	—	—	—	—	—	(4)	(4)
Stock-based compensation	—	—	63	—	—	63	—	63
Stock options exercised	1	—	26	—	—	26	—	26
Issuance of common stock under employee stock purchase plan	1	—	23	—	—	23	—	23
Tax deficit from stock options exercised, restricted stock vesting and employee stock purchase plan	—	—	(3)	—	—	(3)	—	(3)
Common stock dividends, $0.30 per share	—	—	—	(112)	—	(112)	—	(112)
Repurchase of common stock	(29)	(2)	(127)	(734)	—	(863)	—	(863)
Balances at August 27, 2011	366	$37	$—	$5,839	$211	$6,087	$723	$6,810

Balances at February 27, 2010	419	$42	$441	$5,797	$40	$6,320	$644	$6,964

Net earnings, six months ended August 28, 2010	—	—	—	409	—	409	29	438
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	—	—	—	—	(83)	(83)	(70)	(153)
Unrealized gains on available-for-sale investments	—	—	—	—	14	14	—	14
Cash flow hedging instruments — unrealized gains	—	—	—	—	4	4	4	8
Total comprehensive income (loss)						344	(37)	307

Stock-based compensation	—	—	58	—	—	58	—	58
Stock options exercised	3	—	90	—	—	90	—	90
Issuance of common stock under employee stock purchase plan	1	—	23	—	—	23	—	23
Tax benefit from stock options exercised, restricted stock vesting and employee stock purchase plan	—	—	3	—	—	3	—	3
Common stock dividends, $0.28 per share	—	—	—	(118)	—	(118)	—	(118)
Repurchase of common stock	(20)	(2)	(615)	(88)	—	(705)	—	(705)
Balances at August 28, 2010	403	$40	$—	$6,000	$(25)	$6,015	$607	$6,622

See Notes to Condensed Consolidated Financial Statements.

BEST BUY CO., INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)
(Unaudited)

	Six Months Ended
	August 27, 2011	August 28, 2010
OPERATING ACTIVITIES
Net earnings including noncontrolling interests	$323	$438
Adjustments to reconcile net earnings including noncontrolling interests to total cash provided by operating activities
Depreciation	445	438
Amortization of definite-lived intangible assets	30	43
Stock-based compensation	63	58
Deferred income taxes	62	50
Excess tax benefits from stock-based compensation	—	(10)
Other, net	12	5
Changes in operating assets and liabilities
Receivables	464	197
Merchandise inventories	(474)	(909)
Other assets	36	75
Accounts payable	936	361
Other liabilities	(96)	(225)
Income taxes	(264)	(437)
Total cash provided by operating activities	1,537	84

INVESTING ACTIVITIES
Additions to property and equipment	(411)	(342)
Purchases of investments	(106)	(241)
Sales of investments	66	379
Proceeds from sale of business, net of cash transferred	—	21
Change in restricted assets	(45)	12
Settlement of net investment hedges	—	12
Other, net	—	(1)
Total cash used in investing activities	(496)	(160)

FINANCING ACTIVITIES
Repurchase of common stock	(846)	(667)
Borrowings of debt	1,996	955
Repayments of debt	(1,187)	(1,207)
Dividends paid	(115)	(118)
Issuance of common stock under employee stock purchase plan and for the exercise of stock options	49	113
Excess tax benefits from stock-based compensation	—	10
Other, net	(2)	9
Total cash used in financing activities	(105)	(905)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	1	(2)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	937	(983)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,103	1,826

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,040	$843

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

In order to align our fiscal reporting periods and comply with statutory filing requirements in certain foreign jurisdictions, we consolidate the financial results of our Europe, China, Mexico and Turkey operations on a two-month lag. There were no significant intervening events which would have materially affected our consolidated financial statements had they been recorded during the three months ended August 27, 2011. In February 2011, we announced plans to exit the Turkey market; however, the stores remained open and continued operations until closed in the second quarter of fiscal 2012.

In preparing the accompanying condensed consolidated financial statements, we evaluated the period from August 28, 2011, through the date the financial statements were issued for material subsequent events requiring recognition or disclosure. No such events were identified for this period.

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

2.	Investments

Investments were comprised of the following:

	August 27, 2011	February 26, 2011	August 28, 2010
Short-term investments
Money market fund	$—	$2	$2
U.S. Treasury bills	80	20	—
Total short-term investments	$80	$22	$2

Equity and other investments
Debt securities (auction rate securities)	$88	$110	$134
Marketable equity securities	122	146	97
Other investments	74	72	62
Total equity and other investments	$284	$328	$293

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

In February 2008, auctions began to fail due to insufficient buyers, as the amount of securities submitted for sale in auctions exceeded the aggregate amount of the bids. For each failed auction, the interest rate on the security moves to a maximum rate specified for each security, and generally resets at a level higher than specified short-term interest rate benchmarks. To date, we have collected all interest due on our ARS and expect to continue to do so in the future. Due to persistent failed auctions, and the uncertainty of when these investments could be liquidated at par, we have classified all of our investments in ARS as non-current assets within equity and other investments in our condensed consolidated balance sheet at August 27, 2011.

We sold $8 of ARS at par during the second quarter of fiscal 2012. However, at August 27, 2011, our entire remaining ARS portfolio, consisting of 19 investments in ARS having an aggregate value at par of $93, was subject to failed auctions.

Our ARS portfolio consisted of the following, at fair value:

Description	Nature of collateral or guarantee	August 27, 2011	February 26, 2011	August 28, 2010
Student loan bonds	Student loans guaranteed 95% to 100% by the U.S. government	$86	$108	$116
Municipal revenue bonds	100% insured by AA/Aa-rated bond insurers at August 27, 2011	2	2	18
Total fair value plus accrued interest(1)		$88	$110	$134

(1)
The par value and weighted-average interest rates (taxable equivalent) of our ARS were $93, $115 and $144, and 0.40%, 0.80% and 0.91%, respectively, at August 27, 2011, February 26, 2011, and August 28, 2010, respectively.

At August 27, 2011, our ARS portfolio was 88% AAA/Aaa-rated, 3% AA/Aa-rated and 9% A/A-rated.

The investment principal associated with failed auctions will not be accessible until successful auctions occur, a buyer is found outside of the auction process, the issuers establish a different form of financing to replace these securities, or final payments are due according to the contractual maturities of the debt issuances, which range from five to 30 years.

We do not intend to sell our remaining ARS until we can recover the full principal amount through one of the means described above. In addition, we do not believe it is more likely than not that we would be required to sell our remaining ARS until we can recover the full principal amount based on our other sources of liquidity.

We evaluated our entire ARS portfolio of $93 (par value) for impairment at August 27, 2011, based primarily on the methodology described in Note 3, Fair Value Measurements. As a result of this review, we determined that the fair value of our ARS portfolio at August 27, 2011, was $88. Accordingly, a $5 pre-tax unrealized loss is recognized in accumulated other comprehensive income. This unrealized loss reflects a temporary impairment on all of our investments in ARS. The estimated fair value of our ARS portfolio could change significantly based on future market conditions. We will continue to assess the fair value of our ARS portfolio for substantive changes in relevant market conditions, changes in our financial condition or other changes that may alter our estimates described above.

We may be required to record an additional unrealized holding loss or an impairment charge to earnings if we determine that our ARS portfolio has incurred a further decline in fair value that is temporary or other-than-temporary, respectively. Factors that we consider when assessing our ARS portfolio for other-than-temporary impairment include the duration and severity of the impairment, the reason for the decline in value, the potential recovery period, the nature of the collateral or guarantees in place and our intent and ability to hold an investment.

We had $(3), $(3) and $(6) of unrealized loss, net of tax, recorded in accumulated other comprehensive income at August 27, 2011, February 26, 2011, and August 28, 2010 respectively, related to our investments in debt securities.

Marketable Equity Securities

We invest in marketable equity securities and classify them as available-for-sale. Investments in marketable equity securities are classified as non-current assets within equity and other investments in our condensed consolidated balance sheets and are reported at fair value based on quoted market prices.

Our investments in marketable equity securities were as follows:

	August 27, 2011	February 26, 2011	August 28, 2010
Common stock of TalkTalk Telecom Group PLC	$69	$62	$51
Common stock of Carphone Warehouse Group plc	53	84	44
Other	—	—	2
Total	$122	$146	$97

We purchased shares of The Carphone Warehouse Group PLC (“CPW”) common stock in fiscal 2008, representing nearly 3% of CPW’s then outstanding shares. In March 2010, CPW demerged into two new holding companies: TalkTalk Telecom Group PLC (“TalkTalk”), which is the holding company for the fixed line voice and broadband telecommunications business of the former CPW, and Carphone Warehouse Group plc (“Carphone Warehouse”), which includes the former CPW’s 50% ownership interest in Best Buy Europe Distributions Limited (“Best Buy Europe”). Accordingly, our investment in CPW was exchanged for equivalent levels of investment in TalkTalk and Carphone Warehouse. A $63 pre-tax unrealized gain is recorded in accumulated other comprehensive income related to these investments at August 27, 2011.

We review all investments for other-than-temporary impairment at least quarterly or as indicators of impairment exist. Indicators of impairment include the duration and severity of the decline in fair value as well as the intent and ability to hold the investment to allow for a recovery in the market value of the investment. In addition, we consider qualitative factors that include, but are not limited to: (i) the financial condition and business plans of the investee including its future earnings potential, (ii) the investee’s credit rating, and (iii) the current and expected market and industry conditions in which the investee operates. If a decline in the fair value of an investment is deemed by management to be other-than-temporary, the cost basis of the investment is written down to fair value, and the amount of the write-down is included in net earnings.

All unrealized holding gains or losses related to our investments in marketable equity securities are reflected net of tax in accumulated other comprehensive income in shareholders’ equity. The total unrealized gain, net of tax, included in accumulated other comprehensive income was $54, $75 and $35 at August 27, 2011, February 26, 2011, and August 28, 2010, respectively.

Other Investments

The aggregate carrying values of investments accounted for using either the cost method or the equity method, at August 27, 2011, February 26, 2011, and August 28, 2010, were $74, $72 and $62, respectively.

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The fair value hierarchy requires the use of observable market data when available. In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following tables set forth by level within the fair value hierarchy, our financial assets and liabilities that were accounted for at fair value on a recurring basis at August 27, 2011, February 26, 2011, and August 28, 2010, according to the valuation techniques we used to determine their fair values.

		Fair Value Measurements Using Inputs Considered as
	Fair Value at August 27, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS
Cash and cash equivalents
Money market funds	$560	$560	$—	$—
Commercial paper	15	—	15	—
Short-term investments
U.S. Treasury bills	80	80	—	—
Other current assets
Money market funds (restricted cash)	157	157	—	—
U.S. Treasury bills (restricted cash)	30	30	—	—
Foreign currency derivative instruments	6	—	6	—
Equity and other investments
Auction rate securities	88	—	—	88
Marketable equity securities	122	122	—	—
Other assets
Marketable equity securities that fund deferred compensation	83	83	—	—
Foreign currency derivative instruments	1	—	1	—

LIABILITIES
Long-term liabilities
Deferred compensation	65	65	—	—

		Fair Value Measurements Using Inputs Considered as
	Fair Value at February 26, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS
Cash and cash equivalents
Money market funds	$70	$70	$—	$—
Short-term investments
Money market fund	2	—	2	—
U.S. Treasury bills	20	20	—	—
Other current assets
Money market funds (restricted cash)	63	63	—	—
U.S. Treasury bills (restricted cash)	105	105	—	—
Foreign currency derivative instruments	2	—	2	—
Equity and other investments
Auction rate securities	110	—	—	110
Marketable equity securities	146	146	—	—
Other assets
Marketable equity securities that fund deferred compensation	83	83	—	—

LIABILITIES
Accrued liabilities
Foreign currency derivative instruments	1	—	1	—
Long-term liabilities
Deferred compensation	64	64	—	—
Foreign currency derivative instruments	2	—	2	—

		Fair Value Measurements Using Inputs Considered as
	Fair Value at August 28, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS
Cash and cash equivalents
Money market funds	$1	$1	$—	$—
Short-term investments
Money market fund	2	—	2	—
Other current assets
Money market funds (restricted cash)	49	49	—	—
U.S. Treasury bills (restricted cash)	100	100	—	—
Foreign currency derivative instruments	6	—	6	—
Equity and other investments
Auction rate securities	134	—	—	134
Marketable equity securities	97	97	—	—
Other assets
Marketable equity securities that fund deferred compensation	77	77	—	—
Foreign currency derivative instruments	6	—	6	—

LIABILITIES
Long-term liabilities
Deferred compensation	64	64	—	—

The following tables provide a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis in the tables above that used significant unobservable inputs (Level 3) for the three and six months ended August 27, 2011, and August 28, 2010.

	Debt securities- Auction rate securities only
	Student loan bonds	Municipal revenue bonds	Total
Balances at May 28, 2011	$97	$2	$99
Changes in unrealized losses included in other comprehensive income	(3)	—	(3)
Sales	(8)	—	(8)
Balances at August 27, 2011	$86	$2	$88

	Debt securities- Auction rate securities only
	Student loan bonds	Municipal revenue bonds	Total
Balances at February 26, 2011	$108	$2	$110
Changes in unrealized losses included in other comprehensive income	—	—	—
Sales	(22)	—	(22)
Balances at August 27, 2011	$86	$2	$88

	Debt securities- Auction rate securities only
	Student loan bonds	Municipal revenue bonds	Total
Balances at May 29, 2010	$214	$19	$233
Changes in unrealized losses included in other comprehensive income	—	—	—
Sales	(98)	(1)	(99)
Balances at August 28, 2010	$116	$18	$134

	Debt securities- Auction rate securities only
	Student loan bonds	Municipal revenue bonds	Total
Balances at February 27, 2010	$261	$19	$280
Changes in unrealized losses included in other comprehensive income	(5)	—	(5)
Sales	(139)	(1)	(140)
Interest received	(1)	—	(1)
Balances at August 28, 2010	$116	$18	$134

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

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

Assets and liabilities that are measured at fair value on a nonrecurring basis relate primarily to our tangible fixed assets, goodwill and other intangible assets, which are remeasured when the derived fair value is below carrying value on our condensed consolidated balance sheets. For these assets, we do not periodically adjust carrying value to fair value except in the event of impairment. When we determine that impairment has occurred, the carrying value of the asset is reduced to fair value and the difference is recorded within operating income in our consolidated statements of earnings. During the six months ended August 27, 2011, and August 28, 2010, we had no significant remeasurements of such assets or liabilities to fair value.

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

The changes in the carrying values of goodwill and indefinite-lived tradenames by segment were as follows in the six months ended August 27, 2011, and August 28, 2010:

	Goodwill			Indefinite-lived Tradenames
	Domestic	International	Total	Domestic	International	Total
Balances at February 26, 2011	$422	$2,032	$2,454	$21	$84	$105
Changes in foreign currency exchange rates	—	32	32	—	1	1
Other(1)	—	—	—	—	28	28
Balances at August 27, 2011	$422	$2,064	$2,486	$21	$113	$134

(1)
Represents the transfer of certain definite-lived tradenames (at their net book value) to indefinite-lived tradenames following our decision to no longer phase out certain tradenames. We believe these tradenames will continue to contribute to our future cash flows indefinitely.

	Goodwill			Indefinite-lived Tradenames
	Domestic	International	Total	Domestic	International	Total
Balances at February 27, 2010	$434	$2,018	$2,452	$32	$80	$112
Sale of business(1)	(12)	—	(12)	(1)	—	(1)
Changes in foreign currency exchange rates	—	(75)	(75)	—	—	—
Balances at August 28, 2010	$422	$1,943	$2,365	$31	$80	$111

(1)	As a result of the sale of our Speakeasy business in the second quarter of fiscal 2011, we wrote off the carrying value of the related goodwill and indefinite-lived tradenames as of the date of sale.

The following table provides the gross carrying amount of goodwill and cumulative goodwill impairment losses:

	August 27, 2011		February 26, 2011		August 28, 2010
	Gross Carrying Amount	Cumulative Impairment	Gross Carrying Amount	Cumulative Impairment	Gross Carrying Amount	Cumulative Impairment
Goodwill	$2,551	$(65)	$2,519	$(65)	$2,430	$(65)

The following table provides the gross carrying values and related accumulated amortization of definite-lived intangible assets:

	August 27, 2011		February 26, 2011		August 28, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Tradenames	$—	$—	$73	$(45)	$71	$(35)
Customer relationships	393	(214)	383	(180)	372	(145)
Total	$393	$(214)	$456	$(225)	$443	$(180)

Total amortization expense for the three months ended August 27, 2011, and August 28, 2010, was $15 and $21, respectively, and was $30 and $43 for the six months then ended, respectively. The estimated future amortization expense for identifiable intangible assets is as follows:

Fiscal Year
Remainder of fiscal 2012	$18
2013	36
2014	36
2015	36
2016	36
Thereafter	17

5.	Restructuring Charges

In the fourth quarter of fiscal 2011, we implemented a series of actions to restructure operations in our domestic and international businesses. The fiscal 2011 restructuring included plans to exit the Turkey market, restructure the Best Buy branded stores in China and improve efficiencies in our Domestic segment’s operations. As part of the international restructuring, we also recognized the impairment of certain information technology assets supporting the restructured activities in our International segment. We view these restructuring activities as necessary to meet our long-term growth goals by investing in businesses that have the potential to meet our internal rate of return expectations. We believe these actions will improve the financial performance of our International segment and increase efficiency, enhance customer service and reduce costs in our Domestic segment’s operations.

We incurred $4 of charges related to the fiscal 2011 restructuring in the first six months of fiscal 2012. Of the total charges, $1 related to our Domestic segment and consisted primarily of facility closure costs, partially offset by reductions in expected termination benefits. The remaining $3 related to our International segment, primarily due to the completion of our exit from the Turkey market. We do not expect to incur further material restructuring charges related to our fiscal 2011 restructuring activities in either our Domestic or International segments in the remainder of fiscal 2012. We expect to substantially complete these restructuring activities in fiscal 2012.

All charges incurred in the first six months of fiscal 2012 related to our fiscal 2011 restructuring are included in the restructuring charges line item in our consolidated statements of earnings. The composition of the restructuring charges we incurred in the six months ended August 27, 2011, as well as the cumulative amount incurred through August 27, 2011, for our fiscal 2011 restructuring activities for both the Domestic and International segments, were as follows:

	Domestic		International		Total
	Six Months Ended August 27, 2011	Cumulative Amount through August 27, 2011	Six Months Ended August 27, 2011	Cumulative Amount through August 27, 2011	Six Months Ended August 27, 2011	Cumulative Amount through August 27, 2011
Inventory write-downs	$—	$10	$—	$14	$—	$24
Property and equipment impairments	—	15	—	132	—	147
Termination benefits	(3)	13	6	18	3	31
Intangible asset impairments	—	10	—	—	—	10
Facility closure and other costs, net	4	4	(3)	10	1	14
Total	$1	$52	$3	$174	$4	$226

The following table summarizes our restructuring accrual activity during the six months ended August 27, 2011, related to termination benefits and facility closure and other costs:

	Termination Benefits	Facility Closure and Other Costs(1)	Total
Balance at February 26, 2011	$28	$13	$41
Charges	6	2	8
Cash payments	(25)	(11)	(36)
Adjustments	(3)	8	5
Changes in foreign currency exchange rates	—	1	1
Balance at August 27, 2011	$6	$13	$19

(1)
Included within the facility closure and other costs adjustments is $10 from the first quarter of fiscal 2011, representing an adjustment to exclude non-cash charges or benefits, which had no impact on our consolidated statements of earnings in the first six months of fiscal 2012.

6.	Debt

Short-Term Debt

Short-term debt consisted of the following:

	August 27, 2011	February 26, 2011	August 28, 2010
JPMorgan revolving credit facility	$—	$—	$—
Europe receivables financing facility(1)	386	455	350
Europe revolving credit facility	—	98	—
Canada revolving demand facility	—	—	—
China revolving demand facilities	6	4	33
Total short-term debt	$392	$557	$383

(1)
This facility is secured by certain network carrier receivables of Best Buy Europe, which are included within receivables in our condensed consolidated balance sheets.  The total amount available for borrowing under this facility is based on a percentage of the available acceptable receivables, as defined in the agreement for the facility, and was £277 (or $445) at August 27, 2011.

Europe Revolving Credit Facility

In July 2011, Best Buy Europe entered into a new £400 ($642 based on the exchange rate in effect as of the end of the second quarter of fiscal 2012) unsecured revolving credit facility agreement (the “New RCF”) with ING Bank N.V., London Branch, as agent, and a syndicate of banks to finance its working capital needs. The New RCF expires on July 27, 2015.

Interest rates under the New RCF are variable, based on the London Interbank Offering Rate (“LIBOR”) plus an applicable margin based on Best Buy Europe’s fixed charges coverage ratio. The New RCF includes a commitment fee of 40% of the applicable margin on unused available capacity, as well as a utilization fee ranging from 0.0% to 0.5% of the aggregate amount outstanding based on the percentage of the aggregate amount outstanding to the total New RCF. The New RCF also required an initial arrangement fee of 0.75%.

The New RCF is guaranteed by certain subsidiaries of Best Buy Europe and does not provide for any recourse to Best Buy Co., Inc. The New RCF contains customary affirmative and negative covenants. Among other things, these covenants restrict or prohibit Best Buy Europe’s ability to incur certain types or amounts of indebtedness, make material changes in the nature of its business, dispose of material assets, make guarantees, or engage in a change in control transaction. The New RCF also contains covenants that require Best Buy Europe to comply with a maximum annual leverage ratio and a maximum fixed charges coverage ratio.

The New RCF replaced the existing £350 receivables financing facility (the “ERF”) between a subsidiary of Best Buy Europe and a syndicate of banks, including Barclays Bank PLC acting as administrative agent. The ERF was originally scheduled to expire in July 2012. The New RCF also replaced Best Buy Europe’s existing £125 revolving credit facility (the “RCF”) with one of Best Buy Co., Inc.’s subsidiaries and Carphone Warehouse as lenders. The RCF was originally scheduled to expire in March 2013. The ERF and the RCF were still reflected in our condensed consolidated financial statements at the end of the second quarter of fiscal 2012, as we consolidate the financial results of our Europe operations on a two-month lag.

Long-Term Debt

Long-term debt consisted of the following:

	August 27, 2011	February 26, 2011	August 28, 2010
2021 Notes	$648	$—	$—
2013 Notes	500	500	500
2016 Notes	349	—	—
Convertible debentures	402	402	402
Financing lease obligations	167	170	175
Capital lease obligations	72	79	41
Other debt	2	1	2
Total long-term debt	2,140	1,152	1,120
Less: current portion(1)	(444)	(441)	(32)
Total long-term debt, less current portion	$1,696	$711	$1,088

(1)
Since holders of our convertible debentures may require us to purchase all or a portion of the debentures on January 15, 2012, we classified the $402 for such debentures in the current portion of long-term debt at August 27, 2011, and February 26, 2011.

The fair value of long-term debt approximated $2,169, $1,210 and $1,194 at August 27, 2011, February 26, 2011, and August 28, 2010, respectively, based primarily on the ask prices quoted from external sources, compared with carrying values of $2,140, $1,152 and $1,120, respectively.

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

See Note 6, Debt, in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended February 26, 2011, for additional information regarding the terms of our debt facilities, debt instruments and other obligations.

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

Cash Flow Hedges

We enter into foreign exchange forward contracts to hedge against the effect of exchange rate fluctuations on certain revenue streams denominated in non-functional currencies. The contracts have terms of up to two years. We report the effective portion of the gain or loss on a cash flow hedge as a component of other comprehensive income, and it is subsequently reclassified into net earnings in the period in which the hedged transaction affects net earnings or the forecast transaction is no longer probable of occurring. We report the ineffective portion, if any, of the gain or loss in net earnings.

Derivatives Not Designated as Hedging Instruments

Derivatives not designated as hedging instruments include foreign exchange forward contracts used to manage the impact of fluctuations in foreign currency exchange rates relative to recognized receivable and payable balances denominated in non-functional currencies and on certain forecast inventory purchases denominated in non-functional currencies. The contracts have terms of up to six months. These derivative instruments are not designated in hedging relationships and, therefore, we record gains and losses on these contracts directly in net earnings.

Summary of Derivative Balances

The following table presents the gross fair values for derivative instruments and the corresponding classification at August 27, 2011, February 26, 2011, and August 28, 2010:

	August 27, 2011		February 26, 2011		August 28, 2010
Contract Type	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Cash flow hedges (foreign exchange forward contracts)	$6	$—	$1	$(2)	$13	$(4)
No hedge designation (foreign exchange forward contracts)	1	—	2	(2)	3	—
Total	$7	$—	$3	$(4)	$16	$(4)

The following tables present the effects of derivative instruments on other comprehensive income (“OCI”) and on our consolidated statements of earnings for the three and six months ended August 27, 2011 and August 28, 2010:

	Three Months Ended		Six Months Ended
	August 27, 2011		August 27, 2011
Contract Type	Pre-tax Gain Recognized in OCI(1)	Gain Reclassified from Accumulated OCI to Earnings (Effective Portion)(2)	Pre-tax Gain Recognized in OCI(1)	Gain Reclassified from Accumulated OCI to Earnings (Effective Portion)(2)
Cash flow hedges (foreign exchange forward contracts)	$5	$5	$13	$7

	Three Months Ended		Six Months Ended
	August 28, 2010		August 28, 2010
Contract Type	Pre-tax Gain Recognized in OCI(1)	Gain Reclassified from Accumulated OCI to Earnings (Effective Portion)(2)	Pre-tax Gain Recognized in OCI(1)	Gain Reclassified from Accumulated OCI to Earnings (Effective Portion)(2)
Cash flow hedges (foreign exchange forward contracts)	$10	$—	$10	$1
Net investment hedges (foreign exchange swap contracts)	—	—	8	—
Total	$10	$—	$18	$1

(1)	Reflects the amount recognized in OCI prior to the reclassification of 50% to noncontrolling interests for the cash flow and net investment hedges, respectively.

(2)	Gain reclassified from accumulated OCI is included within selling, general and administrative expenses (“SG&A”) in our consolidated statements of earnings.

The following table presents the effects of derivatives not designated as hedging instruments on our consolidated statements of earnings for the three and six months ended August 27, 2011 and August 28, 2010:

	(Loss) Gain Recognized within SG&A
	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
Contract Type	August 27, 2011	August 27, 2011	August 28, 2010	August 28, 2010
No hedge designation (foreign exchange forward contracts)	$(3)	$(9)	$7	$12

The following table presents the notional amounts of our foreign currency exchange contracts at August 27, 2011, February 26, 2011, and August 28, 2010:

	Notional Amount
Contract Type	August 27, 2011	February 26, 2011	August 28, 2010
Derivatives designated as cash flow hedging instruments	$268	$264	$311
Derivatives not designated as hedging instruments	286	493	255
Total	$554	$757	$566

8.	Earnings per Share

We compute our basic earnings per share based on the weighted-average number of common shares outstanding and our diluted earnings per share based on the weighted-average number of common shares outstanding adjusted by the number of additional shares that would have been outstanding had potentially dilutive common shares been issued. Potentially dilutive shares of common stock include stock options, nonvested share awards and shares issuable under our employee stock purchase plan, as well as common shares that would have resulted from the assumed conversion of our convertible debentures. Since the potentially dilutive shares related to the convertible debentures are included in the computation, the related interest expense, net of tax, is added back to net earnings, as the interest would not have been paid if the convertible debentures had been converted to common stock. Nonvested market-based share awards and nonvested performance-based share awards are included in the average diluted shares outstanding each period if established market or performance criteria have been met at the end of the respective periods.

The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings per share attributable to Best Buy Co., Inc. (shares in millions):

	Three Months Ended		Six Months Ended
	August 27, 2011	August 28, 2010	August 27, 2011	August 28, 2010
Numerator
Net earnings attributable to Best Buy Co., Inc., basic	$177	$254	$313	$409
Adjustment for assumed dilution:
Interest on convertible debentures, net of tax	2	1	3	2
Net earnings attributable to Best Buy Co., Inc., diluted	$179	$255	$316	$411

Denominator
Weighted-average common shares outstanding	371.9	413.5	379.8	416.9
Effect of potentially dilutive securities:
Shares from assumed conversion of convertible debentures	8.8	8.8	8.8	8.8
Stock options and other	0.7	1.3	0.9	2.0
Weighted-average common shares outstanding, assuming dilution	381.4	423.6	389.5	427.7

Earnings per share attributable to Best Buy Co., Inc.
Basic	$0.48	$0.61	$0.82	$0.98
Diluted	$0.47	$0.60	$0.81	$0.96

The computation of weighted-average common shares outstanding, assuming dilution, excluded options to purchase 30.5 million and 23.2 million shares of our common stock for the three months ended August 27, 2011, and August 28, 2010, respectively, and options to purchase 30.5 million and 19.0 million shares of our common stock for the six months ended August 27, 2011, and August 28, 2010, respectively. These amounts were excluded as the options’ exercise prices were greater than the average market price of our common stock for the periods presented and, therefore, the effect would be anti-dilutive (i.e., including such options would result in higher earnings per share).

9.	Comprehensive Income

The components of accumulated other comprehensive income (loss), net of tax, attributable to Best Buy Co., Inc. were as follows:

	August 27, 2011	February 26, 2011	August 28, 2010
Foreign currency translation	$159	$102	$(58)
Unrealized gains on available-for-sale investments	51	72	29
Unrealized gains (losses) on derivative instruments (cash flow hedges)	1	(1)	4
Total	$211	$173	$(25)

10.	Repurchase of Common Stock

In June 2011, our Board of Directors authorized a new $5,000 share repurchase program. The June 2011 program terminated and replaced our prior $5,500 share repurchase program authorized in June 2007. There is no expiration date governing the period over which we can repurchase shares under the June 2011 share repurchase program.

The following table shows the amount and cost of shares we repurchased and retired for the three and six months ended August 27, 2011, and August 28, 2010, under the June 2011 program and the June 2007 program.

	Three Months Ended		Six Months Ended
	August 27, 2011	August 28, 2010	August 27, 2011	August 28, 2010
June 2011 Program
Number of shares repurchased	9.1	—	9.1	—
Cost of shares repurchased	$252	$—	$252	$—

June 2007 Program
Number of shares repurchased	3.6	17.3	20.1	19.8
Cost of shares repurchased	$106	$594	$611	$705

At August 27, 2011, $4,748 remained available for additional purchases under the June 2011 share repurchase program. Repurchased shares have been retired and constitute authorized but unissued shares.

11.	Segments

Our chief operating decision maker ("CODM") is our Chief Executive Officer. Our operations are organized into two operating segments: Domestic and International. These operating segments are the primary areas that our CODM reviews when assessing performance and allocating resources. We do not aggregate our operating segments, so our operating segments also represent our reportable segments. The Domestic reportable segment is comprised of all operations within the U.S. and its territories. The International reportable segment is comprised of all operations outside the U.S. and its territories. Our CODM relies on internal management reporting that analyzes segment results to the operating income level. The accounting policies of the segments are the same as those described in Note 1, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended February 26, 2011.

Revenue by reportable segment was as follows:

	Three Months Ended		Six Months Ended
	August 27, 2011	August 28, 2010	August 27, 2011	August 28, 2010
Domestic	$8,311	$8,436	$16,170	$16,359
International	3,036	2,903	6,117	5,767
Total	$11,347	$11,339	$22,287	$22,126

Operating income (loss) by reportable segment and the reconciliation to earnings before income tax expense and equity in loss of affiliates were as follows:

	Three Months Ended		Six Months Ended
	August 27, 2011	August 28, 2010	August 27, 2011	August 28, 2010
Domestic	$303	$407	$537	$705
International	(16)	4	32	19
Total operating income	287	411	569	724
Other income (expense)
Investment income and other	6	13	18	25
Interest expense	(34)	(21)	(65)	(44)
Earnings before income tax expense and equity in loss of affiliates	$259	$403	$522	$705

Assets by reportable segment were as follows:

	August 27, 2011	February 26, 2011	August 28, 2010
Domestic	$10,360	$9,610	$9,818
International	8,469	8,239	7,544
Total	$18,829	$17,849	$17,362

12.	Contingencies

Employment Discrimination Action

In December 2005, a purported class action lawsuit captioned, Jasmen Holloway, et al. v. Best Buy Co., Inc., was filed against us in the U.S. District Court for the Northern District of California (the “Court”). This federal court action alleges that we discriminate against women and minority individuals on the basis of gender, race, color and/or national origin in our stores with respect to our employment policies and practices. The action seeks an end to alleged discriminatory policies and practices, an award of back and front pay, punitive damages and injunctive relief, including rightful place relief for all class members. In June 2011, the plaintiffs filed a motion for preliminary approval of the parties’ negotiated settlement including conditional certification of settlement classes and seeking a schedule for final approval. The proposed class action settlement terms include, in exchange for a release and dismissal of the action, certain changes to our personnel policies and procedures; payment to the nine named plaintiffs of $0.3 in the aggregate; and payment in an amount to be determined by the Court, not to exceed $10, of a portion of the plaintiffs’ attorneys’ fees and costs. In August 2011, the Court preliminarily approved the proposed class action settlement and consent decree; provisionally certified the settlement class; approved and directed distribution of notice of the settlement; and scheduled November 9, 2011 as the date for a Fairness Hearing, pursuant to which the Court will determine whether to grant final approval. We established an accrual based on the proposed settlement terms. It is not reasonably possible that we will incur losses materially in excess of the recorded amount.

Securities Actions

In February 2011, a purported class action lawsuit captioned, IBEW Local 98 Pension Fund, individually and on behalf of all others similarly situated v. Best Buy Co., Inc., et al., was filed against us and certain of our executive officers in the U.S. District Court for the District of Minnesota. This federal court action alleges, among other things, that we and the officers named in the complaint violated Sections 10(b) and 20A of the Exchange Act and Rule 10b-5 under the Exchange Act in connection with press releases and other statements relating to our fiscal 2011 earnings guidance that had been made available to the public. Additionally, in March 2011, a similar purported class action was filed by a single shareholder, Rene LeBlanc, against us and certain of our executive officers in the same court. In July 2011, after an unopposed motion by IBEW Local 98 Pension Fund and Rene LeBlanc to consolidate their respective lawsuits was granted, a consolidated complaint captioned, IBEW Local 98 Pension Fund v. Best Buy Co., Inc., et al., was filed and served. In September 2011, we filed a motion to dismiss the consolidated complaint.

In June 2011, a purported shareholder derivative action captioned, Salvatore M. Talluto, Derivatively and on Behalf of Best Buy Co., Inc. v. Richard M. Schulze, et al., as Defendants and Best Buy Co., Inc. as Nominal Defendant, was filed against both present and former members of our Board of Directors serving during the relevant periods in fiscal 2011 and us as a nominal defendant in the U.S. District Court for the State of Minnesota. The lawsuit alleges that the director defendants breached their fiduciary duty, among other claims, including violation of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder, in failing to correct public misrepresentations and material misstatements and/or omissions regarding our fiscal 2011 earnings projections and, for certain directors, selling stock while in possession of material adverse non-public information. Additionally, in July 2011, a similar purported class action was filed by a single shareholder, Daniel Himmel, against us and certain of our executive officers in the same court. In August 2011, the parties filed a stipulation for consolidation of the respective lawsuits of Salvatore M. Talluto and Daniel Himmel into a new action, and upon consolidation, intend to move the court to stay the new action until after a final resolution of the motion to dismiss in the consolidated IBEW Local 98 Pension Fund v. Best Buy Co., Inc., et al. case.

The plaintiffs in the above securities actions seek damages, including interest, equitable relief and reimbursement of the costs and expenses they incurred in the lawsuits. We believe the allegations in the above securities actions are without merit, and we intend to defend these actions vigorously. Based on our assessment of the facts underlying the claims in the above securities actions, their respective procedural litigation history, and the degree to which we intend to defend our company in these matters, the amount or range of reasonably possible losses, if any, cannot be estimated.

Other Legal Proceedings

We are involved in various other legal proceedings arising in the normal course of conducting business. For such legal proceedings, we have accrued an amount that reflects the aggregate liability deemed probable and estimable, but this amount is not material to our consolidated financial position, results of operations or cash flows. Because of the preliminary nature of many of these proceedings, the difficulty in ascertaining the applicable facts relating to many of these proceedings, the variable treatment of claims made in many of these proceedings and the difficulty of predicting the settlement value of many of these proceedings, we are not able to estimate an amount or range of any reasonably possible additional losses. However, based upon our historical experience, the resolution of these proceedings is not expected to have a material effect on our consolidated financial position, results of operations or cash flows.

13.	Condensed Consolidating Financial Information

The rules of the U.S. Securities and Exchange Commission require that condensed consolidating financial information be provided for a subsidiary that has guaranteed the debt of a registrant issued in a public offering, where the guarantee is full and unconditional and where the voting interest of the subsidiary is 100%-owned by the registrant. Our convertible debentures, which had an aggregate principal balance and carrying amount of $402 at August 27, 2011, are jointly and severally guaranteed by our 100%-owned indirect subsidiary Best Buy Stores, L.P. (“Guarantor Subsidiary”). Investments in subsidiaries of Best Buy Stores, L.P., which have not guaranteed the convertible debentures (“Non-Guarantor Subsidiaries”), are required to be presented under the equity method, even though all such subsidiaries meet the requirements to be consolidated under GAAP.

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

The following tables present condensed consolidating balance sheets as of August 27, 2011, February 26, 2011, and August 28, 2010, condensed consolidating statements of earnings for the three and six months ended August 27, 2011, and August 28, 2010, and condensed consolidating statements of cash flows for the six months ended August 27, 2011, and August 28, 2010, and should be read in conjunction with the condensed consolidated financial statements herein.

Condensed Consolidating Balance Sheets
At August 27, 2011
(Unaudited)

	Best Buy Co., Inc.	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$943	$52	$1,045	$—	$2,040
Short-term investments	80	—	—	—	80
Receivables	1	522	1,422	—	1,945
Merchandise inventories	—	4,329	2,125	(51)	6,403
Other current assets	157	57	831	(12)	1,033
Intercompany receivable	—	—	9,843	(9,843)	—
Intercompany note receivable	895	—	106	(1,001)	—
Total current assets	2,076	4,960	15,372	(10,907)	11,501

Property and Equipment, Net	200	1,742	1,819	—	3,761
Goodwill	—	6	2,480	—	2,486
Tradenames, Net	—	—	134	—	134
Customer Relationships, Net	—	—	179	—	179
Equity and Other Investments	143	—	141	—	284
Other Assets	226	35	223	—	484
Investments in Subsidiaries	14,487	241	2,556	(17,284)	—

Total Assets	$17,132	$6,984	$22,904	$(28,191)	$18,829

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$341	$62	$5,427	$—	$5,830
Unredeemed gift card liabilities	—	347	63	—	410
Accrued compensation and related expenses	—	174	315	—	489
Accrued liabilities	51	711	829	(11)	1,580
Accrued income taxes	2	—	—	—	2
Short-term debt	—	—	392	—	392
Current portion of long-term debt	403	23	18	—	444
Intercompany payable	8,132	1,711	—	(9,843)	—
Intercompany note payable	106	501	394	(1,001)	—
Total current liabilities	9,035	3,529	7,438	(10,855)	9,147

Long-Term Liabilities	466	781	174	(245)	1,176
Long-Term Debt	1,496	118	82	—	1,696

Equity
Shareholders’ equity	6,135	2,556	14,487	(17,091)	6,087
Noncontrolling interests	—	—	723	—	723
Total equity	6,135	2,556	15,210	(17,091)	6,810

Total Liabilities and Equity	$17,132	$6,984	$22,904	$(28,191)	$18,829

Condensed Consolidating Balance Sheets
At February 26, 2011
(Unaudited)

	Best Buy Co., Inc.	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$282	$51	$770	$—	$1,103
Short-term investments	20	—	2	—	22
Receivables	3	738	1,607	—	2,348
Merchandise inventories	—	3,973	1,999	(75)	5,897
Other current assets	234	117	752	—	1,103
Intercompany receivable	—	—	9,300	(9,300)	—
Intercompany note receivable	854	—	91	(945)	—
Total current assets	1,393	4,879	14,521	(10,320)	10,473

Property and Equipment, Net	200	1,803	1,820	—	3,823
Goodwill	—	6	2,448	—	2,454
Tradenames, Net	—	—	133	—	133
Customer Relationships, Net	—	—	203	—	203
Equity and Other Investments	162	—	166	—	328
Other Assets	181	36	273	(55)	435
Investments in Subsidiaries	14,030	229	2,444	(16,703)	—

Total Assets	$15,966	$6,953	$22,008	$(27,078)	$17,849

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$361	$101	$4,432	$—	$4,894
Unredeemed gift card liabilities	—	404	70	—	474
Accrued compensation and related expenses	—	200	370	—	570
Accrued liabilities	13	625	833	—	1,471
Accrued income taxes	256	—	—	—	256
Short-term debt	—	—	557	—	557
Current portion of long-term debt	402	23	16	—	441
Intercompany payable	7,497	1,665	138	(9,300)	—
Intercompany note payable	103	500	342	(945)	—
Total current liabilities	8,632	3,518	6,758	(10,245)	8,663

Long-Term Liabilities	160	863	447	(287)	1,183
Long-Term Debt	500	128	83	—	711

Equity
Shareholders’ equity	6,674	2,444	14,030	(16,546)	6,602
Noncontrolling interests	—	—	690	—	690
Total equity	6,674	2,444	14,720	(16,546)	7,292

Total Liabilities and Equity	$15,966	$6,953	$22,008	$(27,078)	$17,849

Condensed Consolidating Balance Sheets
At August 28, 2010
(Unaudited)

	Best Buy Co., Inc.	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$136	$29	$678	$—	$843
Short-term investments	—	—	2	—	2
Receivables	1	500	1,219	—	1,720
Merchandise inventories	—	4,387	2,032	(73)	6,346
Other current assets	242	74	733	(1)	1,048
Intercompany receivable	—	—	8,604	(8,604)	—
Intercompany note receivable	1,566	—	7	(1,573)	—
Total current assets	1,945	4,990	13,275	(10,251)	9,959

Property and Equipment, Net	211	1,798	1,906	—	3,915
Goodwill	—	6	2,359	—	2,365
Tradenames, Net	—	—	147	—	147
Customer Relationships, Net	—	—	227	—	227
Equity and Other Investments	166	—	127	—	293
Other Assets	92	27	375	(38)	456
Investments in Subsidiaries	12,043	296	2,411	(14,750)	—

Total Assets	$14,457	$7,117	$20,827	$(25,039)	$17,362

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$350	$34	$5,189	$—	$5,573
Unredeemed gift card liabilities	—	344	56	—	400
Accrued compensation and related expenses	1	191	275	—	467
Accrued liabilities	18	670	901	—	1,589
Accrued income taxes	27	—	—	—	27
Short-term debt	—	—	383	—	383
Current portion of long-term debt	—	20	12	—	32
Intercompany payable	6,869	1,735	—	(8,604)	—
Intercompany note payable	19	500	1,054	(1,573)	—
Total current liabilities	7,284	3,494	7,870	(10,177)	8,471

Long-Term Liabilities	185	1,089	245	(338)	1,181
Long-Term Debt	902	123	63	—	1,088

Equity
Shareholders’ equity	6,086	2,411	12,042	(14,524)	6,015
Noncontrolling interests	—	—	607	—	607
Total equity	6,086	2,411	12,649	(14,524)	6,622

Total Liabilities and Equity	$14,457	$7,117	$20,827	$(25,039)	$17,362

Condensed Consolidating Statements of Earnings
Three Months Ended August 27, 2011
(Unaudited)

	Best Buy Co., Inc.	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$4	$7,591	$9,810	$(6,058)	$11,347

Cost of goods sold	—	5,625	8,381	(5,531)	8,475

Gross profit	4	1,966	1,429	(527)	2,872

Selling, general and administrative expenses	37	1,890	1,233	(577)	2,583
Restructuring charges	—	—	2	—	2

Operating (loss) income	(33)	76	194	50	287

Other income (expense)
Investment income and other	6	—	5	(5)	6
Interest expense	(23)	(3)	(13)	5	(34)

(Loss) earnings before equity in earnings of subsidiaries	(50)	73	186	50	259

Equity in earnings of subsidiaries	175	9	48	(232)	—

Earnings before income tax expense and equity in loss of affiliates	125	82	234	(182)	259

Income tax (benefit) expense	(2)	25	76	—	99

Equity in loss of affiliates	—	—	—	—	—

Net earnings including noncontrolling interests	127	57	158	(182)	160

Net loss attributable to noncontrolling interests	—	—	17	—	17

Net earnings attributable to Best Buy Co., Inc.	$127	$57	$175	$(182)	$177

Condensed Consolidating Statements of Earnings
Six Months Ended August 27, 2011
(Unaudited)

	Best Buy Co., Inc.	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$8	$14,799	$20,169	$(12,689)	$22,287

Cost of goods sold	—	10,998	17,368	(11,719)	16,647

Gross profit	8	3,801	2,801	(970)	5,640

Selling, general and administrative expenses	73	3,655	2,406	(1,067)	5,067
Restructuring charges	—	(2)	6	—	4

Operating (loss) income	(65)	148	389	97	569

Other income (expense)
Investment income and other	10	—	17	(9)	18
Interest expense	(46)	(6)	(22)	9	(65)

(Loss) earnings before equity in earnings of subsidiaries	(101)	142	384	97	522

Equity in earnings of subsidiaries	320	18	93	(431)	—

Earnings before income tax expense and equity in loss of affiliates	219	160	477	(334)	522

Income tax expense	3	49	146	—	198

Equity in loss of affiliates	—	—	(1)	—	(1)

Net earnings including noncontrolling interests	216	111	330	(334)	323

Net earnings attributable to noncontrolling interests	—	—	(10)	—	(10)

Net earnings attributable to Best Buy Co., Inc.	$216	$111	$320	$(334)	$313

Condensed Consolidating Statements of Earnings
Three Months Ended August 28, 2010
(Unaudited)

	Best Buy Co., Inc.	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$4	$7,780	$10,162	$(6,607)	$11,339

Cost of goods sold	—	5,739	8,674	(5,992)	8,421

Gross profit	4	2,041	1,488	(615)	2,918

Selling, general and administrative expenses	34	1,970	1,166	(663)	2,507

Operating (loss) income	(30)	71	322	48	411

Other income (expense)
Investment income and other	11	—	14	(12)	13
Interest expense	(11)	(3)	(19)	12	(21)

(Loss) earnings before equity in earnings of subsidiaries	(30)	68	317	48	403

Equity in earnings of subsidiaries	248	27	109	(384)	—

Earnings before income tax expense	218	95	426	(336)	403

Income tax expense (benefit)	12	(41)	175	—	146

Net earnings including noncontrolling interests	206	136	251	(336)	257

Net earnings attributable to noncontrolling interests	—	—	(3)	—	(3)

Net earnings attributable to Best Buy Co., Inc.	$206	$136	$248	$(336)	$254

Condensed Consolidating Statements of Earnings
Six Months Ended August 28, 2010
(Unaudited)

	Best Buy Co., Inc.	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$8	$15,075	$20,697	$(13,654)	$22,126

Cost of goods sold	—	11,119	17,756	(12,460)	16,415

Gross profit	8	3,956	2,941	(1,194)	5,711

Selling, general and administrative expenses	71	3,806	2,392	(1,282)	4,987

Operating (loss) income	(63)	150	549	88	724

Other income (expense)
Investment income and other	19	—	25	(19)	25
Interest expense	(23)	(6)	(34)	19	(44)

(Loss) earnings before equity in earnings of subsidiaries	(67)	144	540	88	705

Equity in earnings of subsidiaries	382	23	91	(496)	—

Earnings before income tax expense	315	167	631	(408)	705

Income tax (benefit) expense	(6)	53	220	—	267

Net earnings including noncontrolling interests	321	114	411	(408)	438

Net earnings attributable to noncontrolling interests	—	—	(29)	—	(29)

Net earnings attributable to Best Buy Co., Inc.	$321	$114	$382	$(408)	$409

Condensed Consolidating Statements of Cash Flows
Six Months Ended August 27, 2011
(Unaudited)

	Best Buy Co., Inc.	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Total cash (used in) provided by operating activities	$(151)	$200	$1,488	$—	$1,537

Investing activities
Additions to property and equipment	(2)	(191)	(218)	—	(411)
Purchases of investments	(86)	—	(20)	—	(106)
Sales of investments	43	—	23	—	66
Proceeds from sale of business	—	—	—	—	—
Change in restricted assets	—	—	(45)	—	(45)
Settlement of net investment hedges	—	—	—	—	—
Other, net	—	—	—	—	—
Total cash (used in) investing activities	(45)	(191)	(260)	—	(496)

Financing activities
Repurchase of common stock	(846)	—	—	—	(846)
Borrowings of debt	997	—	999	—	1,996
Repayments of debt	—	(6)	(1,181)	—	(1,187)
Dividends paid	(115)	—	—	—	(115)
Issuance of common stock under employee stock purchase plan and for the exercise of stock options	49	—	—	—	49
Excess tax benefits from stock-based compensation	—	—	—	—	—
Other, net	(8)	—	6	—	(2)
Change in intercompany receivable/payable	780	(2)	(778)	—	—
Total cash provided by (used in) financing activities	857	(8)	(954)	—	(105)

Effect of exchange rate changes on cash	—	—	1	—	1

Increase in cash and cash equivalents	661	1	275	—	937

Cash and cash equivalents at beginning of period	282	51	770	—	1,103
Cash and cash equivalents at end of period	$943	$52	$1,045	$—	$2,040

Condensed Consolidating Statements of Cash Flows
Six Months Ended August 28, 2010
(Unaudited)

	Best Buy Co., Inc.	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Total cash provided by (used in) operating activities	$199	$(472)	$357	$—	$84

Investing activities
Additions to property and equipment	—	(129)	(213)	—	(342)
Purchases of investments	(241)	—	—	—	(241)
Sales of investments	378	—	1	—	379
Proceeds from sale of business	—	—	21	—	21
Change in restricted assets	—	—	12	—	12
Settlement of net investment hedges	—	—	12	—	12
Other, net	—	—	(1)	—	(1)
Total cash provided by (used in) investing activities	137	(129)	(168)	—	(160)

Financing activities
Repurchase of common stock	(667)	—	—	—	(667)
Borrowings of debt	—	—	955	—	955
Repayments of debt	(1)	(6)	(1,200)	—	(1,207)
Dividends paid	(118)	—	—	—	(118)
Issuance of common stock under employee stock purchase plan and for the exercise of stock options	113	—	—	—	113
Excess tax benefits from stock-based compensation	10	—	—	—	10
Other, net	—	—	9	—	9
Change in intercompany receivable/payable	(707)	583	124	—	—
Total cash (used in) provided by financing activities	(1,370)	577	(112)	—	(905)

Effect of exchange rate changes on cash	—	—	(2)	—	(2)

(Decrease) increase in cash and cash equivalents	(1,034)	(24)	75	—	(983)

Cash and cash equivalents at beginning of period	1,170	53	603	—	1,826
Cash and cash equivalents at end of period	$136	$29	$678	$—	$843

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context otherwise requires, the use of the terms “Best Buy,” “we,” “us” and “our” in the following refers to Best Buy Co., Inc. and its consolidated subsidiaries.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Unless otherwise noted, transactions, trends and other factors significantly impacting our financial condition, results of operations and liquidity are discussed in order of magnitude. In addition, unless expressly stated otherwise, the comparisons presented in this MD&A refer to the same period in the prior year. Our MD&A is presented in six sections:

•	Overview

•	Results of Operations

•	Liquidity and Capital Resources

•	Off-Balance-Sheet Arrangements and Contractual Obligations

•	Significant Accounting Policies and Estimates

•	New Accounting Standards

In order to align our fiscal reporting periods and comply with statutory filing requirements in certain foreign jurisdictions, we consolidate the financial results of our Europe, China, Mexico and Turkey operations on a two-month lag. Consistent with such consolidation, the financial and non-financial information presented in our MD&A relative to these operations is also presented on a two-month lag. There were no significant intervening events which would have materially affected our financial condition, results of operations, liquidity or other factors had they been recorded during the three months ended August 27, 2011. In February 2011, we announced plans to exit the Turkey market; however, the stores remained open and continued operations until closed in the second quarter of fiscal 2012.

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

While some of the products and services we offer are viewed by consumers as essential, others are viewed as discretionary purchases. Consequently, our results of operations are susceptible to changes in consumer confidence levels and macroeconomic factors such as unemployment, consumer credit availability and the condition of the housing market. Consumers have maintained a cautious approach to discretionary spending due to continued economic pressures. Consequently, customer traffic and spending patterns continue to be difficult to predict. Other factors that directly impact our performance are product life-cycle shifts (including the introduction and adoption of new technology) and the competitive retail environment for our products and services. As a result of these factors, predicting our future revenue and net earnings is difficult. By providing access to a wide selection of products and accessories; a vast array of service offerings, such as extended warranties, installation and repair; an integrated multi-channel approach; and a knowledgeable sales staff to help our customers select and connect their devices, we believe we offer our customers a differentiated value proposition. Disciplined capital allocation, working capital management and expense control remain key priorities for us as we navigate through the current environment.

Throughout this MD&A, we refer to comparable store sales. Comparable store sales is a commonly used metric in the retail industry, which compares revenue for a particular period with the corresponding period in the prior year, excluding the impact of sales from new stores opened. Our comparable store sales is comprised of revenue from stores operating for at least 14 full months, as well as revenue related to call centers, Web sites and our other comparable sales channels. Revenue we earn from sales of merchandise to wholesalers or dealers is not included within our comparable store sales calculation. Relocated, remodeled and expanded stores are excluded from the comparable store sales calculation until at least 14 full months after reopening. Acquired stores are included in the comparable store sales calculation beginning with the first full quarter following the first anniversary of the date of the acquisition. The portion of our calculation of the comparable store sales percentage change attributable to our International segment excludes the effect of fluctuations in foreign currency exchange rates. The method of calculating comparable store sales varies across the retail industry. As a result, our method of calculating comparable store sales may not be the same as other retailers' methods.

In our discussions of the operating results of our consolidated business and our International segment, we sometimes refer to the impact of changes in foreign currency exchange rates or the impact of foreign currency exchange rate fluctuations, which are references to the differences between the foreign currency exchange rates we use to convert the International segment’s operating results from local currencies into U.S. dollars for reporting purposes. The impact of foreign currency exchange rate fluctuations is typically calculated as the difference between current period activity translated using the current period’s currency exchange rates and the comparable prior-year period’s currency exchange rates. We use this method to calculate the impact of changes in foreign currency exchange rates for all countries where the functional currency is not the U.S. dollar.

In our discussions of the operating results below, we sometimes refer to the impact of net new stores on our results of operations. The key factors that dictate the impact that the net new stores have on our operating results include: (i) the size and format of new stores, as we operate stores ranging from approximately 1,000 square feet to approximately 50,000 square feet; (ii) the length of time the stores were open during the period; and (iii) the overall success of new store launches.

Results of Operations

Consolidated Performance Summary

The macroeconomic pressures we faced in fiscal 2011 have persisted throughout the second quarter of fiscal 2012. In addition, we continue to face declining product life-cycle trends in certain areas, particularly televisions, notebook computers, gaming. movies and music. These factors have impacted the majority of the geographic markets in which we operate. However, we have seen growth in several key product categories. For example, increased consumer demand for tablets and associated accessories and services led to strong revenue growth of these products in all of our global markets. Further, our focus on appliances in the Domestic segment has produced strong comparable stores sales gains in the second quarter of fiscal 2012, and in our International segment Five Star has experienced continued growth, particularly in appliances.

The following table presents selected consolidated financial data ($ in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	August 27, 2011	August 28, 2010	August 27, 2011	August 28, 2010
Revenue	$11,347	$11,339	$22,287	$22,126
Revenue % growth	0.1%	2.9%	0.7%	4.8%
Comparable store sales % (decline) gain	(2.8)%	(0.1)%	(2.3)%	1.3%
Gross profit	$2,872	$2,918	$5,640	$5,711
Gross profit as a % of revenue(1)	25.3%	25.7%	25.3%	25.8%
SG&A	$2,583	$2,507	$5,067	$4,987
SG&A as a % of revenue(1)	22.8%	22.1%	22.7%	22.5%
Operating income	$287	$411	$569	$724
Operating income as % of revenue	2.5%	3.6%	2.6%	3.3%
Net earnings attributable to Best Buy Co., Inc.	$177	$254	$313	$409
Diluted earnings per share	$0.47	$0.60	$0.81	$0.96

(1)
Because retailers vary in how they record certain costs between cost of goods sold and selling, general and administrative expenses ("SG&A"), our gross profit rate and SG&A rate may not be comparable to other retailers’ corresponding rates. For additional information regarding costs classified in cost of goods sold and SG&A, refer to Note 1, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended February 26, 2011.

The components of the 0.1% and 0.7% revenue increases for the second quarter and first six months of fiscal 2012, respectively, were as follows:

	Three Months Ended	Six Months Ended
	August 27, 2011	August 27, 2011
Impact of foreign currency exchange rate fluctuations	2.2%	1.7%
Net new stores	1.5%	1.7%
Comparable store sales impact	(2.7)%	(2.2)%
Non-comparable sales channels(1)	(0.9)%	(0.5)%
Total revenue increase	0.1%	0.7%

(1)
Non-comparable sales channels primarily reflects the impact from revenue we earn from sales of merchandise to wholesalers and dealers as well as other non-comparable sales channels not included within our comparable store sales calculation.

The gross profit rate decreased by 0.4% of revenue for the second quarter of fiscal 2012. Gross profit rate declines in our Domestic and International segments accounted for decreases of 0.3% of revenue and 0.1% of revenue, respectively. For the first six months of fiscal 2012, the gross profit rate decreased by 0.5% of revenue. Gross profit rate declines in our Domestic and International segments accounted for decreases of 0.4% of revenue and 0.1% of revenue, respectively. For further discussion of each segment’s gross profit rate changes, see Segment Performance Summary, below.

The SG&A rate increased by 0.7% of revenue for the second quarter of fiscal 2012. Our Domestic segment contributed a rate increase of 0.5% of revenue, and our International segment contributed a rate increase of 0.2% of revenue. For the first six months of fiscal 2012, the SG&A rate increased by 0.2% of revenue. Our Domestic segment contributed a rate increase of 0.3% of revenue, which was partially offset by a rate decrease of 0.1% of revenue from our International segment. For further discussion of each segment’s SG&A rate changes, see Segment Performance Summary, below.

In the second quarter of fiscal 2012, operating income decreased 30.2% to $287 million, or as a percentage of revenue, 2.5%. For the first six months of fiscal 2012, operating income decreased 21.4% to $569 million, or as a percentage of revenue, 2.6%. The decreases in operating income in both periods were primarily driven by decreases in our gross profit rates, coupled with essentially flat revenue and increases in SG&A spending.

Other Income (Expense)

Our investment income and other in the second quarter and first six months of fiscal 2012 decreased to $6 million and $18 million, respectively, compared to $13 million and $25 million, respectively, in the prior-year periods. The decreases in both periods were primarily due to the $7 million gain on the sale of our Speakeasy business in the second quarter of fiscal 2011.

Interest expense in the second quarter and first six months of fiscal 2012 increased to $34 million and $65 million, respectively, compared to $21 million and $44 million, respectively, in the prior-year periods. The increases in interest expense for both periods were primarily driven by our issuance of $1 billion of long-term debt securities in the first quarter of fiscal 2012.

Income Tax Expense

Income tax expense decreased to $99 million in the second quarter of fiscal 2012 compared to $146 million in the prior-year period, primarily as a result of a decrease in net earnings. Our effective income tax rate in the second quarter of fiscal 2012 was 38.0%, compared to a rate of 36.1% in the second quarter of fiscal 2011. The increase was caused primarily by the impact of tax benefits resulting from the sale of our Speakeasy business in the prior-year period and the timing impact of losses in certain foreign jurisdictions for which we have no current tax benefit, partially offset by increased tax benefits from other foreign operations. The increased tax benefits from foreign operations were due primarily to an increase in forecast annual foreign earnings. Our consolidated effective tax rate is impacted by the statutory income tax rates applicable to each of the jurisdictions in which we operate. As our foreign earnings are generally taxed at lower statutory rates than the 35% U.S. statutory rate, changes in the proportion of our consolidated taxable earnings originating in foreign jurisdictions impact our consolidated effective rate. Our foreign earnings have been indefinitely reinvested outside the U.S. and are not subject to current U.S. income tax.

Income tax expense decreased to $198 million in the first six months of fiscal 2012 compared to $267 million in the prior-year period, due primarily to a decrease in net earnings. Our effective income tax rate for the first six months of fiscal 2012 was 37.8%, compared to a rate of 37.9% in the first six months of fiscal 2011. The rate remained relatively flat compared to the prior-year period as the aforementioned factors effectively offset each other.

Segment Performance Summary

Domestic

Our Domestic segment continued to face challenging and uncertain economic conditions, and experienced a revenue decline during the quarter. Against this difficult backdrop, our focused growth initiatives drove comparable store sales gains in areas such as tablets and e-Readers, and continued focus on promotional activities led to encouraging growth in appliances. Our addition of new Best Buy Mobile stand-alone stores contributed further revenue growth. However, comparable store sales declines persisted in areas with mature products, such as televisions and physical entertainment media. While selective promotional activities in certain product categories, including appliances, computing and gaming, helped mitigate revenue declines in the second quarter of fiscal 2012, they contributed to the gross profit rate decline.

The following table presents selected financial data for the Domestic segment ($ in millions):

	Three Months Ended		Six Months Ended
	August 27, 2011	August 28, 2010	August 27, 2011	August 28, 2010
Revenue	$8,311	$8,436	$16,170	$16,359
Revenue % (decline) growth	(1.5)%	1.9%	(1.2)%	3.5%
Comparable store sales % (decline) gain	(2.7)%	(1.4)%	(2.6)%	0.1%
Gross profit	$2,101	$2,174	$4,071	$4,214
Gross profit as % of revenue	25.3%	25.8%	25.2%	25.8%
SG&A	$1,797	$1,767	$3,533	$3,509
SG&A as % of revenue	21.6%	21.0%	21.8%	21.5%
Operating income	$303	$407	$537	$705
Operating income as % of revenue	3.6%	4.8%	3.3%	4.3%

The components of our Domestic segment's 1.5% and 1.2% revenue decreases for the second quarter and first six months of fiscal 2012, respectively, were as follows:

	Three Months Ended	Six Months Ended
	August 27, 2011	August 27, 2011
Comparable store sales impact	(2.7)%	(2.5)%
Non-comparable sales channels(1)	(0.3)%	(0.3)%
Net new stores	1.5%	1.6%
Total revenue decrease	(1.5)%	(1.2)%

(1)	Non-comparable sales channels reflects the impact from revenue we earn from sales channels not included within our comparable store sales calculation.

The following table reconciles the number of Domestic stores open at the beginning and end of the second quarters of fiscal 2012 and 2011:

	Fiscal 2012				Fiscal 2011
	Total Stores at Beginning of Second Quarter	Stores Opened	Stores Closed	Total Stores at End of Second Quarter	Total Stores at Beginning of Second Quarter	Stores Opened	Stores Closed	Total Stores at End of Second Quarter
Best Buy	1,102	3	—	1,105	1,081	10	—	1,091
Best Buy Mobile stand-alone	198	24	—	222	80	29	—	109
Pacific Sales	35	—	—	35	35	—	—	35
Magnolia Audio Video	5	—	—	5	6	—	—	6
Geek Squad	—	—	—	—	5	—	—	5
Total Domestic segment stores	1,340	27	—	1,367	1,207	39	—	1,246

The net addition of 14 large-format Best Buy stores during the past 12 months contributed the majority of the total change in revenue associated with net new stores. The 113 small-format Best Buy Mobile stand-alone stores opened during the past 12 months contributed a significantly smaller portion of the revenue increase due to their smaller square footage and single category focus compared to large-format stores.

The following table presents the Domestic segment’s revenue mix percentages and comparable store sales percentage changes by revenue category in the second quarters of fiscal 2012 and 2011:

	Revenue Mix		Comparable Store Sales
	Three Months Ended		Three Months Ended
	August 27, 2011	August 28, 2010	August 27, 2011	August 28, 2010
Consumer Electronics	35%	36%	(6.5)%	(6.7)%
Computing and Mobile Phones(1)	42%	39%	2.7%	5.7%
Entertainment	9%	12%	(20.0)%	(10.9)%
Appliances	6%	6%	12.2%	8.2%
Services	7%	6%	3.2%	(0.8)%
Other	1%	1%	n/a	n/a
Total	100%	100%	(2.7)%	(1.4)%

(1)
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

The following is a description of the notable comparable store sales changes in our Domestic segment by revenue category:

•
Consumer Electronics: The 6.5% comparable store sales decline was driven primarily by decreases in the sales of televisions, resulting from a decline in average selling price and essentially flat unit sales, and digital imaging products, driven by a combination of continued supply chain disruptions as a result of the March natural disasters in Japan and industry softness in compact cameras and camcorders. The declines were partially offset by strong sales of e-Readers due to high customer interest and our broad assortment of such products.

•
Computing and Mobile Phones: The 2.7% comparable store sales gain resulted primarily from increased sales of tablets, as consumer demand remained strong. The strong performance from tablets was partially offset by declines in sales of notebook computers, as well as mobile phones due to a lack of significant new smartphone releases compared to the prior-year period.

•
Entertainment: The 20.0% comparable store sales decline was mainly the result of a decline in the sales of video gaming products due to a lack of major software title launches. In addition, we experienced continued declines in the sales of movies and music.

•	Appliances: The 12.2% comparable stores sales gain was primarily due to our continued focus on effective promotional activity.

•
Services: The 3.2% comparable store sales gain was primarily due to increases in the sales of repair services and warranties, partially offset by a decrease in computer services revenue as a result of a shift in focus from one-time repair services to ongoing technical support service contracts.

Our Domestic segment experienced a decrease in gross profit of $73 million, or 3.4%, in the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011, due primarily to a gross profit rate decline and decreased revenue. The 0.5% of revenue decrease in the gross profit rate resulted primarily from the following factors:

•	continued utilization of selective promotional activity; and

•	a shift from one-time computer repair services to ongoing support contracts;

•	partially offset by an improved rate in mobile phones due to a shift in the mix of handset hardware; and

•	a decreased mix of lower-margin products, such as notebook computers and gaming.

For the first six months of fiscal 2012, our Domestic segment experienced a decrease in gross profit of $143 million, or 3.4%, compared to the prior-year period. The decrease in gross profit was mainly a result of decreased revenue and a gross profit rate decline of 0.6% of revenue. The gross profit rate decline resulted primarily from the following factors:

•	utilization of selective promotional activity; and

•	a shift from one-time computer repair services to ongoing support contracts;

•	partially offset by a decreased mix of lower-margin products coupled with increased sales of higher-margin products such as mobile phones and accessories.

Our Domestic segment’s SG&A increased $30 million and $24 million in the second quarter and first six months of fiscal 2012, respectively, as costs driven by the opening of new stores and increased advertising costs were partially offset by decreases in compensation costs. In addition, the Domestic segment’s SG&A rate increased by 0.6% of revenue and 0.3% of revenue in the second quarter and first six months of fiscal 2012, respectively. The increases in the SG&A rates in both periods reflected deleverage due to the comparable store sales declines and increased spending.

Our Domestic segment’s operating income in the second quarter and first six months of fiscal 2012 decreased $104 million and $168 million, respectively, compared to the same periods in the prior year, due to decreases in the gross profit rates, decreases in revenue, and increases in the SG&A rates.

International

Our International segment experienced many of the same trends we saw in the first quarter of fiscal 2012. Challenging economic conditions and product life-cycle pressures in both Canada and Europe, along with the continuing shift from 18-month to 24-month mobile phone contracts the U.K., were the primary drivers of the International segment comparable store sales decline in the second quarter of fiscal 2012. Comparable store sales gains in appliances in our Five Star operations in China positively impacted the segment and partially offset the overall decline. The gross profit rate decline in the second quarter of fiscal 2012 was the result of declines in Europe due primarily to increased promotions, partially offset by improved promotional effectiveness, in-store execution and growth in the mix of mobile phones in Canada, and improved cost programs with vendors in Five Star. The comparable store sales and gross profit rate declines, coupled with an increase in the SG&A rate, contributed to the decrease operating income. Cost savings resulting from our fiscal 2011 restructuring activities in China and Turkey contributed positively to our International segment's operating income in the second quarter of fiscal 2012.

The following table presents selected financial data for the International segment ($ in millions):

	Three Months Ended		Six Months Ended
	August 27, 2011	August 28, 2010	August 27, 2011	August 28, 2010
Revenue	$3,036	$2,903	$6,117	$5,767
Revenue % growth	4.6%	5.7%	6.1%	8.4%
Comparable store sales % (decline) gain	(3.2)%	4.3%	(1.4)%	5.2%
Gross profit	$771	$744	$1,569	$1,497
Gross profit as % of revenue	25.4%	25.6%	25.6%	26.0%
SG&A	$786	$740	$1,534	$1,478
SG&A as % of revenue	25.9%	25.5%	25.1%	25.6%
Operating (loss) income	$(16)	$4	$32	$19
Operating (loss) income as % of revenue	(0.5)%	0.2%	0.5%	0.3%

The components of our International segment's 4.6% and 6.1% revenue increases for the second quarter and first six months of fiscal 2012, respectively, were as follows:

	Three Months Ended	Six Months Ended
	August 27, 2011	August 27, 2011
Impact of foreign currency exchange rate fluctuations	8.7%	6.6%
Net new stores(1)	1.4%	1.9%
Non-comparable sales channels(2)	(2.8)%	(1.2)%
Comparable store sales impact	(2.7)%	(1.2)%
Total revenue increase	4.6%	6.1%

(1)	Net new stores includes the revenue from our Turkey operations and Best Buy branded stores in China.

(2)
Non-comparable sales channels primarily reflects the impact from revenue we earn from sales of merchandise to wholesalers and dealers as well as other non-comparable sales channels not included within our comparable store sales calculation.

The following table reconciles the number of International stores open at the beginning and end of the second quarters of fiscal 2012 and 2011:

	Fiscal 2012				Fiscal 2011
	Total Stores at Beginning of Second Quarter	Stores Opened	Stores Closed	Total Stores at End of Second Quarter	Total Stores at Beginning of Second Quarter	Stores Opened	Stores Closed	Total Stores at End of Second Quarter
Best Buy Europe — small box(1)	2,429	38	(29)	2,438	2,430	24	(18)	2,436
Best Buy Europe — big box(2)	6	4	—	10	—	3	—	3
Canada
Future Shop	146	2	—	148	144	1	—	145
Best Buy	71	5	—	76	66	4	—	70
Best Buy Mobile stand-alone	15	7	—	22	4	2	—	6
China
Five Star	171	7	—	178	158	2	(1)	159
Best Buy	—	—	—	—	7	1	—	8
Mexico
Best Buy	6	—	—	6	5	—	—	5
Turkey
Best Buy	2	—	(2)	—	1	1	—	2
Total International segment stores	2,846	63	(31)	2,878	2,815	38	(19)	2,834

(1)	Represents small-format The Carphone Warehouse and The Phone House stores.

(2)	Represents large-format Best Buy branded stores in the U.K.

The net addition of 26 large-format stores throughout the International segment during the past 12 months (Five Star, Best Buy U.K., Best Buy Canada and Future Shop) contributed the majority of the change in revenue associated with net new stores. The net addition of 18 small-format stores, including 16 new small-format Best Buy Mobile stand-alone stores in Canada and two net new small-format stores in Europe (The Carphone Warehouse and The Phone House) had a significantly smaller impact on the overall revenue change given their smaller square footage compared to large-format stores.

The following table presents revenue mix percentages and comparable store sales percentage changes for the International segment by revenue category in the second quarters of fiscal 2012 and 2011:

	Revenue Mix		Comparable Store Sales
	Three Months Ended		Three Months Ended
	August 27, 2011	August 28, 2010	August 27, 2011	August 28, 2010
Consumer Electronics	19%	19%	(10.7)%	(0.5)%
Computing and Mobile Phones(1)	55%	54%	(1.1)%	8.5%
Entertainment	3%	5%	(17.9)%	(13.9)%
Appliances	14%	12%	7.3%	13.2%
Services	9%	10%	(3.7)%	(5.6)%
Other	<1%	<1%	n/a	n/a
Total	100%	100%	(3.2)%	4.3%

(1)
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

The following is a description of the notable comparable store sales changes in our International segment by revenue category:

•
Consumer Electronics: The 10.7% comparable store sales decline was driven primarily by decreases in the sales of televisions in Canada, which faced market conditions similar to the U.S., and digital imaging products, as a result of continued supply chain interruptions and industry softness similar to that experienced within our Domestic segment.

•
Computing and Mobile Phones: The 1.1% comparable store sales decline resulted primarily from decreased mobile phone sales in Europe partially due to a switch from 18-month to 24-month contracts in the U.K., as well as declines in the sales of desktop computers and monitors in Canada, as consumer preference continued to shift toward mobile computing devices. Partially offsetting these declines were increases in the sales of mobile computing devices, due to strong tablet sales throughout the International segment, and mobile phones in Canada and our Five Star operations.

•
Entertainment: The 17.9% comparable store sales decline, principally in Canada, reflected decreases in the sales of video gaming hardware and software, movies and music similar to trends seen in the U.S.

•
Appliances: The 7.3% comparable store sales gain was primarily due to an increase in the sales of appliances, especially air conditioners, in our Five Star operations, as customers anticipate future price increases.

•	Services: The 3.7% comparable store sales decline was primarily due to a decrease in the sales of extended warranties driven by declines in the sales of televisions and notebook computers in Canada.

Our International segment experienced gross profit growth of $27 million, or 3.6%, in the second quarter of fiscal 2012, driven primarily by the favorable impact of foreign currency exchange rate fluctuations, as well as increased revenue and an improved gross profit rate in our Five Star operations, partially offset by a gross profit decline in Europe. The 0.2% of revenue decrease in the gross profit rate reflected the following factors:

•	increased promotional activity in Europe; and

•	growth in our Five Star business, which has a relatively lower gross profit rate;

•	partially offset by improved margin rates in Canada, especially in notebook computers, televisions and mobile phones;

•	the restructuring activities undertaken in our Best Buy branded stores in China and Turkey; and

•	an improved margin rate in Five Star as a result of improved cost programs with vendors.

For the first six months of fiscal 2012, our International segment experienced gross profit growth of $72 million, or 4.8%. The increase in gross profit was primarily due to the favorable impact of foreign currency exchange rate fluctuations and increased gross profit in our Five Star operations and Canada, partially offset by a gross profit decline in Europe. The 0.4% of revenue decrease in the gross profit rate reflected the following factors:

•	increased promotional activity in Europe; and

•	growth in our Five Star business, which has a relatively lower gross profit rate;

•	partially offset by improved margin rates in Canada, especially in televisions and notebook computers; and

•	an improved margin rate in Five Star as a result of improved cost programs with vendors and promotional effectiveness.

Our International segment’s SG&A grew $46 million, or 6.2%, in the second quarter of fiscal 2012, driven primarily by the impact of foreign currency exchange rate fluctuations. Excluding the impact of foreign currency fluctuations, our International segment’s SG&A decreased by $13 million in the second quarter of fiscal 2012. The 0.4% of revenue increase in the SG&A rate in the second quarter of fiscal 2012 was driven primarily by increased advertising costs and the deleveraging impact of a comparative store sales decline in Canada, as well as increased spending in our large-format Best Buy branded stores in the U.K., partially offset by a decrease in support costs for our International segment and lower ongoing expenses due to restructuring actions in China and Turkey.

Our International segment’s SG&A increased $56 million, or 3.8%, in the first six months of fiscal 2012, driven primarily by the impact of foreign currency exchange rate fluctuations. Excluding the impact of foreign currency exchange rate fluctuations, our International segment’s SG&A decreased by $31 million in the first six months of fiscal 2012. The 0.5% of revenue decrease in the SG&A rate in the first six months of fiscal 2012 was driven primarily by decreased support costs for our International segment, lower ongoing expenses due to restructuring actions in China and Turkey and lower spending in our small-format stores in Europe where store payroll costs decreased due to labor model efficiencies. Partially offsetting the decrease in the SG&A rate was increased spending in our large-format Best Buy branded stores in the U.K., as well as increased advertising costs and the deleveraging impact of negative comparable store sales in Canada.

The International segment’s operating loss in the second quarter of fiscal 2012 compared to operating income in the prior-year period resulted primarily from an operating loss in Europe driven by a comparable store sales decline and a decrease in the gross profit rate, partially offset by improved operating income from our Five Star operations. The decrease in operating income was the result of a decrease in the gross profit rate and an increase in the SG&A rate, partially offset by increased revenue. In the first six months of fiscal 2012, the increase in the International segment's operating income was due primarily to decreased support costs for our International segment and lower ongoing expenses due to restructuring actions in China and Turkey, as well as increased operating income from our Five Star and Canada operations, partially offset by a decrease in operating income in Europe. The increase in revenue and decrease in the SG&A rate in the first six months of fiscal 2012 were partially offset by a decrease in the gross profit rate.

Liquidity and Capital Resources

We continue to closely manage our liquidity and capital resources. The key variables we use to manage our liquidity requirements are the level of investment to support our growth strategies, discretionary SG&A spending, capital expenditures, credit facilities and short-term borrowing arrangements, working capital and our share repurchase program.

Capital expenditures, particularly with respect to opening new stores and remodeling existing stores, is a component of our cash flow and capital management strategy which, to a large extent, we can adjust in response to economic and other changes in our business environment. In both fiscal 2011 and 2010, we moderated our capital spending in response to the challenging economic environment relative to our recent historical trend, and expect this to continue for fiscal 2012. We plan to continue to focus on investing in profitable growth areas, such as Best Buy Mobile and our Five Star operations in China, while moderating large-format store square footage growth in our mature markets.

Summary

The following table summarizes our cash and cash equivalents and short-term investments balances at August 27, 2011, February 26, 2011, and August 28, 2010 ($ in millions):

	August 27, 2011	February 26, 2011	August 28, 2010
Cash and cash equivalents	$2,040	$1,103	$843
Short-term investments	80	22	2
Total cash and cash equivalents and short-term investments	$2,120	$1,125	$845

The increase in the balance of our cash and cash equivalents and short-term investments compared with the end of the second quarter of fiscal 2011 was due primarily to increased cash generated from operations and the issuance of long-term debt securities in the first quarter of fiscal 2012, partially offset by increased cash used to repurchase shares of our common stock.

Other Financial Measures

Our current ratio, calculated as current assets divided by current liabilities, was 1.3 at the end of the second quarter of fiscal 2012, compared with 1.2 at the end of second and fourth quarters of fiscal 2011. The modest increase was due primarily to an increase in cash from the issuance of long-term debt securities in the first quarter of fiscal 2012, partially offset by an increase in the current portion of long-term debt.

Our debt to net earnings ratio increased to 2.0 at the end of the second quarter of fiscal 2012, compared with 1.3 at the end of fiscal 2011 and 1.0 at the end of the second quarter of fiscal 2011, driven primarily by increased debt as a result of the issuance of long-term debt securities in the first quarter of fiscal 2012. Our adjusted debt to earnings before interest, income taxes, depreciation, amortization and rent (“EBITDAR”) ratio, which includes capitalized operating lease obligations in its calculation, increased to 2.8 at the end of the second quarter of fiscal 2012, compared with 2.5 at the end of fiscal 2011 and 2.4 at the end of the second quarter of fiscal 2011, primarily due to an increase in debt.

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

The following table presents a reconciliation of our debt to net earnings ratio and our adjusted debt to EBITDAR ratio ($ in millions):

	August 27, 2011(1)	February 26, 2011(1)	August, 2010(1)
Debt (including current portion)	$2,532	$1,709	$1,503
Capitalized operating lease obligations (8 times rental expense)(2)	9,599	9,271	9,208
Adjusted debt	$12,131	$10,980	$10,711

Net earnings including noncontrolling interests(3)	$1,251	$1,366	$1,519
Interest expense, net	64	36	41
Income tax expense	645	714	824
Depreciation and amortization expense(4)	1,140	1,145	962
Rental expense	1,200	1,159	1,151
EBITDAR	$4,300	$4,420	$4,497

Debt to net earnings ratio	2.0	1.3	1.0
Adjusted debt to EBITDAR ratio	2.8	2.5	2.4

(1)	Debt is reflected as of the respective balance sheet dates, while rental expense and the other components of EBITDAR represent activity for the 12 months ended as of each of the respective dates.

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

(4)	Depreciation and amortization expense includes impairments of fixed assets, investments, goodwill and intangible assets.

Cash Flows

The following table summarizes our cash flows for the first six months of fiscal 2012 and 2011 ($ in millions):

	Six Months Ended
	August 27, 2011	August 28, 2010
Total cash provided by (used in):
Operating activities	$1,537	$84
Investing activities	(496)	(160)
Financing activities	(105)	(905)
Effect of exchange rate changes on cash	1	(2)
Increase (decrease) in cash and cash equivalents	$937	$(983)

Cash provided by operating activities in the first six months of fiscal 2012 was $1.5 billion, compared with $84 million in the first six months of fiscal 2011. The substantial increase in cash provided by operating activities in the first six months of fiscal 2012 was primarily related to:

•	Normalization of accounts payable during fiscal 2012, following unusually low balances at the end of fiscal 2011 due to the timing of merchandise receipts in the fourth quarter;

•	A more moderate increase in inventory during fiscal 2012, largely due to a reduction in consumer demand in the prior year;

•	Normalization of receivable balances during fiscal 2012, following unusually high balances at the end of fiscal 2011, due to the timing of the receipt of certain large receivables; and

•	Lower incentive compensation payments in fiscal 2012 compared to fiscal 2011.

Cash used in investing activities in the first six months of fiscal 2012 was $496 million, compared with $160 million in the first six months of fiscal 2011. The increase in cash used was primarily due to a change in net investment activity, resulting from a combination of greater sales of auction rate securities (“ARS”) in the first six months of fiscal 2011 and greater purchases of short-term investments in the first six months of fiscal 2012.

Cash used in financing activities in the first six months of fiscal 2012 was $105 million, compared with $905 million for the first six months of fiscal 2011. The change was primarily the result of the issuance of $1 billion of long-term debt securities in the first quarter of fiscal 2012, partially offset by an increase in cash used to repurchase shares of our common stock.

Share Repurchases and Dividends

In June 2011, our Board of Directors authorized a new $5.0 billion share repurchase program. The June 2011 program terminated and replaced our prior $5.5 billion share repurchase program authorized in June 2007. There is no expiration date governing the period over which we can repurchase shares under the June 2011 share repurchase program.

In the second quarter of fiscal 2012, we repurchased and retired 12.7 million shares of our common stock at a cost of $358 million. We repurchased and retired 29.2 million shares of our common stock at a cost of $863 million in the first six months of fiscal 2012. We repurchased and retired 17.3 million shares of our common stock at a cost of $594 million during the second quarter of fiscal 2011, and we repurchased and retired 19.8 million shares of our common stock at a cost of $705 in the first six months of fiscal 2011. We have $4.7 billion available for future repurchases at August 27, 2011, under our June 2011 share repurchase program. Repurchased shares have been retired and constitute authorized but unissued shares.

During the second quarter of fiscal 2012, we paid our regular quarterly cash dividend of $0.15 per common share, or $56 million in the aggregate. During the same period one year ago, we paid a regular quarterly cash dividend of $0.14 per common share, or $58 million in the aggregate. As announced on September 14, 2011, our Board of Directors authorized payment of our next regular quarterly cash dividend of $0.16 per common share, payable on October 25, 2011, to shareholders of record as of the close of business on October 4, 2011.

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

We have a $2.3 billion five-year unsecured revolving credit facility, as amended (the “Credit Facility”), with a syndicate of banks, with no borrowings outstanding at August 27, 2011. The Credit Facility expires in September 2012. At September 27, 2011, we had no borrowings outstanding under the Credit Facility.

We also have $688 million available under secured and unsecured revolving credit and demand facilities related to our International segment operations, of which $392 million was outstanding at August 27, 2011.

Our ability to access our facilities is subject to our compliance with the terms and conditions of such facilities, including financial covenants. The financial covenants require us to maintain certain financial ratios. At August 27, 2011, we were in compliance with all such financial covenants. If an event of default were to occur with respect to any of our other debt, it would likely constitute an event of default under our facilities as well.

Our credit ratings and outlooks at September 27, 2011, are summarized below. In June 2011, Fitch Ratings Ltd. (“Fitch”) lowered our rating from BBB+ with a negative outlook to BBB– with a stable outlook, citing increased economic pressures and competition in the consumer electronics industry. This change had no material impact on our current borrowing costs, and we believe it will not have a material impact on our ability to raise further debt financing in the future or the prospective borrowing costs associated with such debt. The ratings and outlooks issued by Moody’s Investors Service, Inc. (“Moody’s”) and Standard & Poor’s Rating Services (“Standard & Poor’s”) are consistent with the ratings and outlooks reported in our Annual Report on Form 10-K for the fiscal year ended February 26, 2011.

Rating Agency	Rating	Outlook
Fitch	BBB–	Stable
Moody’s	Baa2	Stable
Standard & Poor’s	BBB–	Stable

Credit rating agencies review their ratings periodically and, therefore, the credit rating assigned to us by each agency may be subject to revision at any time. Accordingly, we are not able to predict whether our current credit ratings will remain as disclosed above. Factors that can affect our credit ratings include changes in our operating performance, the economic environment, conditions in the retail and consumer electronics industries, our financial position, and changes in our business strategy. If further changes in our credit ratings were to occur, they could impact, among other things, our future borrowing costs, access to capital markets, vendor financing terms and future new-store leasing costs. In addition, the conversion rights of the holders of our convertible debentures in the amount of $402 million could be accelerated if our credit ratings were to be downgraded by Moody’s and Standard & Poor’s to below Ba2 and BB, respectively.

Auction Rate Securities and Restricted Cash

At August 27, 2011, and August 28, 2010, we had $88 million and $134 million, respectively, invested in ARS recorded at fair value within short-term investments and equity and other investments (long-term) in our condensed consolidated balance sheets. The majority of our ARS portfolio is AAA/Aaa-rated and collateralized by student loans, which are guaranteed 95% to 100% by the U.S. government. Due to the auction failures that began in February 2008, we have been unable to liquidate many of our ARS. The investment principal associated with our remaining ARS subject to failed auctions will not be accessible until successful auctions occur, a buyer is found outside of the auction process, the issuers establish a different form of financing to replace these securities or final payments are due according to the contractual maturities of the debt issues, which range from five to 30 years. We do not intend to sell our remaining ARS until we can recover the full principal amount through one of the means described above. In addition, we do not believe it is more likely than not we would be required to sell our remaining ARS until we can recover the full principal amount based on our other sources of liquidity.

Our liquidity also is affected by restricted cash balances that are pledged as collateral or restricted to use for vendor payables, general liability insurance, workers’ compensation insurance and customer warranty and insurance programs. Restricted cash and cash equivalents, which are included in other current assets, were $541 million, $488 million and $465 million at August 27, 2011, February 26, 2011, and August 28, 2010, respectively. The increase in restricted assets from the second quarter of fiscal 2011 and the end of fiscal 2011 was due primarily to increased cash reserves within our captive insurance business.

Debt and Capital

At August 27, 2011, we had short-term debt outstanding under our various credit and demand facilities of $392 million, a decrease from $557 million at February 26, 2011, and relatively flat compared to $383 million at August 28, 2010. The decrease from the end of fiscal 2011 is the result of decreased borrowings on our Europe facilities due to increased cash generated from our European operating activities.

Europe Revolving Credit Facility

In July 2011, Best Buy Europe, a venture between Best Buy Co., Inc. and Carphone Warehouse Group plc, entered into a new £400 million ($642 million based on the exchange rate in effect as of the end of the second quarter of fiscal 2012) unsecured revolving credit facility agreement (the “New RCF”) with ING Bank N.V., London Branch, as agent, and a syndicate of banks to finance its working capital needs. The New RCF expires on July 27, 2015.

Interest rates under the New RCF are variable, based on the London Interbank Offering Rate (“LIBOR”) plus an applicable margin based on Best Buy Europe’s fixed charges coverage ratio. The New RCF includes a commitment fee of 40% of the applicable margin on unused available capacity, as well as a utilization fee ranging from 0.0% to 0.5% of the aggregate amount outstanding based on the percentage of the aggregate amount outstanding to the total New RCF. The New RCF also required an initial arrangement fee of 0.75%.

The New RCF is guaranteed by certain subsidiaries of Best Buy Europe and does not provide for any recourse to Best Buy Co., Inc. The New RCF contains customary affirmative and negative covenants. Among other things, these covenants restrict or prohibit Best Buy Europe’s ability to incur certain types or amounts of indebtedness, make material changes in the nature of its business, dispose of material assets, make guarantees, or engage in a change in control transaction. The New RCF also contains covenants that require Best Buy Europe to comply with a maximum annual leverage ratio and a maximum fixed charges coverage ratio.

The New RCF replaced the existing £350 million receivables financing facility (the “ERF”) between a subsidiary of Best Buy Europe and a syndicate of banks, including Barclays Bank PLC acting as administrative agent. The ERF was originally scheduled to expire in July 2012. The New RCF also replaced Best Buy Europe’s existing £125 million revolving credit facility (the “RCF”) with one of Best Buy Co., Inc.’s subsidiaries and Carphone Warehouse Group plc as lenders. The RCF was originally scheduled to expire in March 2013. The ERF and the RCF were still reflected in our condensed consolidated financial statements at the end of the second quarter of fiscal 2012, as we consolidate the financial results of our Europe operations on a two-month lag.

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

There has been no material change in our contractual obligations other than as set forth above and in the ordinary course of business since the end of fiscal 2011. See our Annual Report on Form 10-K for the fiscal year ended February 26, 2011, for additional information regarding our off-balance-sheet arrangements and contractual obligations.

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

Safe Harbor Statement Under the Private Securities Litigation Reform Act

Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), provide a “safe harbor” for forward looking statements to encourage companies to provide prospective information about their companies. With the exception of historical information, the matters discussed in this Quarterly Report on Form 10-Q are forward looking statements and may be identified by the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “foresee,” “plan,” “project,” “outlook,” and other words and terms of similar meaning. Such statements reflect our current view with respect to future events and are subject to certain risks, uncertainties and assumptions. A variety of factors could cause our future results to differ materially from the anticipated results expressed in such forward looking statements. Readers should review Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended February 26, 2011, for a description of important factors that could cause our actual results to differ materially from those contemplated by the forward looking statements made in this Quarterly Report on Form 10-Q. Among the factors that could cause our actual results and outcomes to differ materially from those contained in such forward looking statements are the following: general economic conditions, changes in consumer preferences, credit market constraints, acquisitions and development of new businesses, divestitures, product availability, sales volumes, pricing actions and promotional activities of competitors, profit margins, weather, natural or man-made disasters, changes in law or regulations, foreign currency fluctuation, availability of suitable real estate locations, our ability to react to a disaster recovery situation, the impact of labor markets and new product introductions on our overall profitability, failure to achieve anticipated benefits of announced transactions and integration challenges relating to new ventures.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In addition to the risks inherent in our operations, we are exposed to certain market risks, including adverse changes in foreign currency exchange rates and interest rates.

Foreign Currency Exchange Rate Risk

We have market risk arising from changes in foreign currency exchange rates related to our International segment operations. On a limited basis, we utilize foreign exchange forward contracts to manage foreign currency exposure to certain forecast inventory purchases, revenue streams and recognized receivable and payable balances. Our primary objective in holding derivatives is to reduce the volatility of net earnings and cash flows associated with changes in foreign currency exchange rates. Our foreign currency risk management strategy includes cash flow hedges as well as derivatives that are not designated as hedging instruments. The contracts have terms of up to two years. The aggregate notional amount and fair value recorded on our condensed consolidated balance sheets related to our foreign exchange forward and swap contracts outstanding was $554 million and $7 million, respectively, at August 27, 2011. The amount recorded in our consolidated statement of earnings related to all contracts settled and outstanding was a gain of $2 million in the second quarter of fiscal 2012. See Note 7, Derivative Instruments, of Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information regarding our derivative instruments.

The overall weakness of the U.S. dollar compared to the Canadian dollar, British pound and Chinese yuan since the end of the second quarter of fiscal 2011 has had a positive overall impact on our revenue and net earnings as the foreign denominations translated into more U.S. dollars. It is not possible to determine the exact impact of foreign currency exchange rate fluctuations; however, the effect on reported revenue and net earnings can be estimated. We estimate that the overall weakness of the U.S. dollar had a favorable impact on our revenue of approximately $251 million and an immaterial impact on net earnings in the second quarter of fiscal 2012.

Interest Rate Risk

Short- and long-term debt

At August 27, 2011, our short- and long-term debt was comprised primarily of credit facilities, our convertible debentures and our 2013 Notes, 2016 Notes and 2021 Notes. We do not manage the interest rate risk on our debt through the use of derivative instruments.

Our credit facilities’ interest rates may be reset due to fluctuations in a market-based index, such as the federal funds rate, the LIBOR, or the base rate or prime rate of our lenders. A hypothetical 100-basis-point change in the interest rates on the outstanding balance of our credit facilities as of August 27, 2011, would change our annual pre-tax earnings by $4 million.

There is no interest rate risk associated with our convertible debentures, 2013 Notes, 2016 Notes or 2021 Notes, as the interest rates are fixed at 2.25%, 6.75%, 3.75% and 5.50%, respectively, per annum.

Long-term investments in debt securities

At August 27, 2011, our long-term investments in debt securities were comprised of ARS. These investments are not subject to material interest rate risk. A hypothetical 100-basis point change in the interest rates on our ARS investments as of August 27, 2011, would change our annual pre-tax earnings by $1 million. We do not manage interest rate risk on our investments in debt securities through the use of derivative instruments.

Other Market Risks

Investments in auction rate securities

At August 27, 2011, we held $88 million in investments in ARS, which includes a $5 million pre-tax unrealized loss in accumulated other comprehensive income. Given current conditions in the ARS market, we may incur additional temporary unrealized losses or other-than-temporary realized losses in the future if market conditions were to persist and we were unable to recover the cost of our ARS investments. A hypothetical 100-basis point loss from the par value of these investments as of August 27, 2011, would result in a $1 million impairment.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), at August 27, 2011. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at August 27, 2011, our disclosure controls and procedures were effective.

There was no change in internal control over financial reporting during the fiscal quarter ended August 27, 2011, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Employment Discrimination Action

In December 2005, a purported class action lawsuit captioned, Jasmen Holloway, et al. v. Best Buy Co., Inc., was filed against us in the U.S. District Court for the Northern District of California (the “Court”). This federal court action alleges that we discriminate against women and minority individuals on the basis of gender, race, color and/or national origin in our stores with respect to our employment policies and practices. The action seeks an end to alleged discriminatory policies and practices, an award of back and front pay, punitive damages and injunctive relief, including rightful place relief for all class members. In June 2011, the plaintiffs filed a motion for preliminary approval of the parties’ negotiated settlement including conditional certification of settlement classes and seeking a schedule for final approval. The proposed class action settlement terms include, in exchange for a release and dismissal of the action, certain changes to our personnel policies and procedures; payment to the nine named plaintiffs of $0.3 million in the aggregate; and payment in an amount to be determined by the Court, not to exceed $10 million, of a portion of the plaintiffs’ attorneys’ fees and costs. In August 2011, the Court preliminarily approved the proposed class action settlement and consent decree; provisionally certified the settlement class; approved and directed distribution of notice of the settlement; and scheduled November 9, 2011 as the date for a Fairness Hearing, pursuant to which the Court will determine whether to grant final approval. We established an accrual based on the proposed settlement terms. It is not reasonably possible that we will incur losses materially in excess of the recorded amount.

Securities Actions

In February 2011, a purported class action lawsuit captioned, IBEW Local 98 Pension Fund, individually and on behalf of all others similarly situated v. Best Buy Co., Inc., et al., was filed against us and certain of our executive officers in the U.S. District Court for the District of Minnesota. This federal court action alleges, among other things, that we and the officers named in the complaint violated Sections 10(b) and 20A of the Exchange Act and Rule 10b-5 under the Exchange Act in connection with press releases and other statements relating to our fiscal 2011 earnings guidance that had been made available to the public. Additionally, in March 2011, a similar purported class action was filed by a single shareholder, Rene LeBlanc, against us and certain of our executive officers in the same court. In July 2011, after an unopposed motion by IBEW Local 98 Pension Fund and Rene LeBlanc to consolidate their respective lawsuits was granted, a consolidated complaint captioned, IBEW Local 98 Pension Fund v. Best Buy Co., Inc., et al., was filed and served. In September 2011, we filed a motion to dismiss the consolidated complaint.

In June 2011, a purported shareholder derivative action captioned, Salvatore M. Talluto, Derivatively and on Behalf of Best Buy Co., Inc. v. Richard M. Schulze, et al., as Defendants and Best Buy Co., Inc. as Nominal Defendant, was filed against both present and former members of our Board of Directors serving during the relevant periods in fiscal 2011 and us as a nominal defendant in the U.S. District Court for the State of Minnesota. The lawsuit alleges that the director defendants breached their fiduciary duty, among other claims, including violation of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder, in failing to correct public misrepresentations and material misstatements and/or omissions regarding our fiscal 2011 earnings projections and, for certain directors, selling stock while in possession of material adverse non-public information.

Additionally, in July 2011, a similar purported class action was filed by a single shareholder, Daniel Himmel, against us and certain of our executive officers in the same court. In August 2011, the parties filed a stipulation for consolidation of the respective lawsuits of Salvatore M. Talluto and Daniel Himmel into a new action, and upon consolidation, intend to move the court to stay the new action until after a final resolution of the motion to dismiss in the consolidated IBEW Local 98 Pension Fund v. Best Buy Co., Inc., et al. case.

The plaintiffs in the above securities actions seek damages, including interest, equitable relief and reimbursement of the costs and expenses they incurred in the lawsuits. We believe the allegations in the above securities actions are without merit, and we intend to defend these actions vigorously. Based on our assessment of the facts underlying the claims in the above securities actions, their respective procedural litigation history, and the degree to which we intend to defend our company in these matters, the amount or range of reasonably possible losses, if any, cannot be estimated.

Other Legal Proceedings

We are involved in various other legal proceedings arising in the normal course of conducting business. For such legal proceedings, we have accrued an amount that reflects the aggregate liability deemed probable and estimable, but this amount is not material to our consolidated financial position, results of operations or cash flows. Because of the preliminary nature of many of these proceedings, the difficulty in ascertaining the applicable facts relating to many of these proceedings, the variable treatment of claims made in many of these proceedings and the difficulty of predicting the settlement value of many of these proceedings, we are not able to estimate an amount or range of any reasonably possible additional losses. However, based upon our historical experience, the resolution of these proceedings is not expected to have a material effect on our consolidated financial position, results of operations or cash flows.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	Stock Repurchases

The following table presents the total number of shares of our common stock that we purchased during the second quarter of fiscal 2012, the average price paid per share, the number of shares that we purchased as part of our publicly announced repurchase programs, and the approximate dollar value of shares that still could have been purchased at the end of the applicable fiscal period, pursuant to our June 2011 $5.0 billion share repurchase program:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
May 29, 2011, through July 2, 2011	4,701,286	$30.46	4,701,286	$4,963,000,000
July 3, 2011, through July 30, 2011	3,386,220	30.12	3,386,220	4,861,000,000
July 31, 2011, through August 27, 2011	4,564,500	24.74	4,564,500	4,748,000,000
Total Fiscal 2012 Second Quarter	12,652,006	28.31	12,652,006	4,748,000,000

(1)
“Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs” reflects our $5.0 billion share repurchase program announced on June 21, 2011, less the $252 million we purchased in the second quarter of fiscal 2012 pursuant to such program. The June 2011 program terminated and replaced our prior $5.5 billion share repurchase program authorized in June 2007. The June 2011 program has no stated expiration date governing the period over which we can repurchase shares. In the second quarter of fiscal 2012, we purchased $106 million under the June 2007 program. For additional information related to the new share repurchase program, see Note 10, Repurchase of Common Stock, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

ITEM 6.	EXHIBITS

Any agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and should not be relied upon for that purpose. In particular, any representations and warranties made by the registrant in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

4.1
Facility Agreement, dated July 27, 2011, between Best Buy Europe Distributions Limited and ING Bank N.V., London Branch, as agent, and a syndication of banks, as filed (incorporated herein by reference to the Current Report on Form 8-K filed by Best Buy Co., Inc. on August 2, 2011)

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

101
The following financial information from our Quarterly Report on Form 10-Q for the second quarter of fiscal 2012, filed with the SEC on September 30, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the condensed consolidated balance sheets at August 27, 2011; February 26, 2011; and August 28, 2010, (ii) the consolidated statements of earnings for the three and six months ended August 27, 2011, and August 28, 2010, (iii) the consolidated statements of cash flows for the six months ended August 27, 2011, and August 28, 2010, (iv) the consolidated statements of changes in shareholders’ equity for the six months ended August 27 2011, and August 28, 2010, and (v) the Notes to Condensed Consolidated Financial Statements.(1)

___________________________________

(1)
The certifications in Exhibit 32.1 and Exhibit 32.2 and XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEST BUY CO., INC.
(Registrant)

Date: September 30, 2011	By:	/s/ BRIAN J. DUNN
Brian J. Dunn
Chief Executive Officer
(duly authorized and principal executive officer)

Date: September 30, 2011	By:	/s/ JAMES L. MUEHLBAUER
James L. Muehlbauer
Executive Vice President — Finance
and Chief Financial Officer
(duly authorized and principal financial officer)

Date: September 30, 2011	By:	/s/ SUSAN S. GRAFTON
Susan S. Grafton
Senior Vice President, Controller
and Chief Accounting Officer
(duly authorized and principal accounting officer)