Form 10-Q
period 2011-11-26
BEST BUY CO INC
filed 2012-01-03
CIK 764478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 26, 2011

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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, $.10 Par Value — 350,316,613 shares outstanding as of December 29, 2011.

BEST BUY CO., INC.
FORM 10-Q FOR THE QUARTER ENDED NOVEMBER 26, 2011

PART I — FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

BEST BUY CO., INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
($ in millions, except per share amounts)
(Unaudited)

	November 26, 2011	February 26, 2011	November 27, 2010
CURRENT ASSETS
Cash and cash equivalents	$2,392	$1,103	$925
Short-term investments	—	22	2
Receivables	3,212	2,348	2,793
Merchandise inventories	9,220	5,897	10,064
Other current assets	1,085	1,103	1,045
Total current assets	15,909	10,473	14,829

PROPERTY AND EQUIPMENT, NET	3,567	3,823	3,994

GOODWILL	2,420	2,454	2,441

TRADENAMES, NET	129	133	145

CUSTOMER RELATIONSHIPS, NET	165	203	220

EQUITY AND OTHER INVESTMENTS	146	328	343

OTHER ASSETS	412	435	380

TOTAL ASSETS	$22,748	$17,849	$22,352

NOTE:  The consolidated balance sheet as of February 26, 2011, has been condensed from the audited consolidated financial statements.

See Notes to Condensed Consolidated Financial Statements.

BEST BUY CO., INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
($ in millions, except per share amounts)
(Unaudited)

	November 26, 2011	February 26, 2011	November 27, 2010
CURRENT LIABILITIES
Accounts payable	$10,064	$4,894	$9,858
Unredeemed gift card liabilities	428	474	424
Accrued compensation and related expenses	497	570	464
Accrued liabilities	1,976	1,471	1,920
Accrued income taxes	11	256	31
Short-term debt	163	557	690
Current portion of long-term debt	427	441	33
Total current liabilities	13,566	8,663	13,420

LONG-TERM LIABILITIES	1,119	1,183	1,166

LONG-TERM DEBT	1,687	711	1,101

EQUITY
Best Buy Co., Inc. shareholders’ equity
Preferred stock, $1.00 par value: Authorized — 400,000 shares; Issued and outstanding — none	—	—	—
Common stock, $0.10 par value: Authorized — 1.0 billion shares; Issued and outstanding — 353,991,000, 392,590,000 and 394,067,000 shares, respectively	35	39	39
Additional paid-in capital	—	18	—
Retained earnings	5,663	6,372	5,824
Accumulated other comprehensive income	12	173	138
Total Best Buy Co., Inc. shareholders’ equity	5,710	6,602	6,001
Noncontrolling interests	666	690	664
Total equity	6,376	7,292	6,665

TOTAL LIABILITIES AND EQUITY	$22,748	$17,849	$22,352

NOTE:  The consolidated balance sheet as of February 26, 2011, has been condensed from the audited consolidated financial statements.

See Notes to Condensed Consolidated Financial Statements.

BEST BUY CO., INC.
CONSOLIDATED STATEMENTS OF EARNINGS
($ in millions, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	November 26, 2011	November 27, 2010	November 26, 2011	November 27, 2010
Revenue	$12,099	$11,890	$34,386	$34,016
Cost of goods sold	9,155	8,907	25,802	25,322
Restructuring charges – cost of goods sold	13	—	13	—
Gross profit	2,931	2,983	8,571	8,694
Selling, general and administrative expenses	2,616	2,598	7,683	7,585
Restructuring charges	137	—	141	—
Operating income	178	385	747	1,109
Other income (expense)
Gain on sale of investments	55	—	55	—
Investment income and other	8	8	26	33
Interest expense	(37)	(20)	(102)	(64)

Earnings before income tax expense and equity in loss of affiliates	204	373	726	1,078
Income tax expense	72	133	270	400
Equity in loss of affiliates	(1)	—	(2)	—
Net earnings including noncontrolling interests	131	240	454	678
Net loss (earnings) attributable to noncontrolling interests	23	(23)	13	(52)

Net earnings attributable to Best Buy Co., Inc.	$154	$217	$467	$626

Earnings per share attributable to Best Buy Co., Inc.
Basic	$0.43	$0.55	$1.25	$1.53
Diluted	$0.42	$0.54	$1.23	$1.50

Dividends declared per common share	$0.16	$0.15	$0.46	$0.43

Weighted-average common shares outstanding (in millions)
Basic	359.7	397.1	373.1	410.3
Diluted	368.8	407.8	382.4	420.7

See Notes to Condensed Consolidated Financial Statements.

BEST BUY CO., INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED NOVEMBER 26, 2011, AND NOVEMBER 27, 2010
($ and shares in millions)
(Unaudited)

	Best Buy Co., Inc.
	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Best Buy Co., Inc.	Non controlling Interests	Total
Balances at February 26, 2011	393	$39	$18	$6,372	$173	$6,602	$690	$7,292

Net earnings, nine months ended November 26, 2011	—	—	—	467	—	467	(13)	454
Other comprehensive (loss), net of tax
Foreign currency translation adjustments	—	—	—	—	(84)	(84)	(4)	(88)
Unrealized losses on available-for-sale investments	—	—	—	—	(29)	(29)	—	(29)
Reclassification adjustment for gain on available-for-sale securities included in net earnings	—	—	—	—	(48)	(48)	—	(48)
Cash flow hedging instruments — unrealized losses	—	—	—	—	—	—	—	—
Total comprehensive income (loss)						306	(17)	289

Dividend distribution	—	—	—	—	—	—	(7)	(7)
Stock-based compensation	—	—	93	—	—	93	—	93
Stock options exercised	1	—	26	—	—	26	—	26
Issuance of common stock under employee stock purchase plan	2	—	38	—	—	38	—	38
Tax deficit from stock options exercised, restricted stock vesting and employee stock purchase plan	—	—	(6)	—	—	(6)	—	(6)
Common stock dividends, $0.46 per share	—	—	—	(171)	—	(171)	—	(171)
Repurchase of common stock	(42)	(4)	(169)	(1,005)	—	(1,178)	—	(1,178)
Balances at November 26, 2011	354	$35	$—	$5,663	$12	$5,710	$666	$6,376

Balances at February 27, 2010	419	$42	$441	$5,797	$40	$6,320	$644	$6,964

Net earnings, nine months ended November 27, 2010	—	—	—	626	—	626	52	678
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	—	—	—	—	40	40	(35)	5
Unrealized gains on available-for-sale investments	—	—	—	—	55	55	—	55
Cash flow hedging instruments — unrealized gains	—	—	—	—	3	3	3	6
Total comprehensive income						724	20	744

Stock-based compensation	—	—	87	—	—	87	—	87
Stock options exercised	5	—	127	—	—	127	—	127
Issuance of common stock under employee stock purchase plan	1	—	44	—	—	44	—	44
Tax benefit from stock options exercised, restricted stock vesting and employee stock purchase plan	—	—	5	—	—	5	—	5
Common stock dividends, $0.43 per share	—	—	—	(178)	—	(178)	—	(178)
Repurchase of common stock	(31)	(3)	(704)	(421)	—	(1,128)	—	(1,128)
Balances at November 27, 2010	394	$39	$—	$5,824	$138	$6,001	$664	$6,665
See Notes to Condensed Consolidated Financial Statements.

BEST BUY CO., INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)
(Unaudited)

	Nine Months Ended
	November 26, 2011	November 27, 2010
OPERATING ACTIVITIES
Net earnings including noncontrolling interests	$454	$678
Adjustments to reconcile net earnings including noncontrolling interests to total cash provided by operating activities
Depreciation	668	668
Amortization of definite-lived intangible assets	38	63
Restructuring charges	154	—
Realized gain on sale of investments	(55)	—
Stock-based compensation	93	87
Deferred income taxes	148	(6)
Other, net	16	3
Changes in operating assets and liabilities
Receivables	(761)	(805)
Merchandise inventories	(3,402)	(4,561)
Other assets	20	80
Accounts payable	5,278	4,492
Other liabilities	340	159
Income taxes	(364)	(313)
Total cash provided by operating activities	2,627	545

INVESTING ACTIVITIES
Additions to property and equipment	(616)	(529)
Purchases of investments	(111)	(245)
Sales of investments	167	383
Proceeds from sale of business, net of cash transferred	—	21
Change in restricted assets	(31)	(1)
Other, net	(7)	10
Total cash used in investing activities	(598)	(361)

FINANCING ACTIVITIES
Repurchase of common stock	(1,165)	(1,128)
Borrowings of debt	2,438	1,925
Repayments of debt	(1,870)	(1,884)
Dividends paid	(172)	(178)
Issuance of common stock under employee stock purchase plan and for the exercise of stock options	64	171
Other, net	(22)	1
Total cash used in financing activities	(727)	(1,093)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(13)	8

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,289	(901)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,103	1,826

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,392	$925

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

In order to align our fiscal reporting periods and comply with statutory filing requirements in certain foreign jurisdictions, we consolidate the financial results of our Europe, China and Mexico operations on a two-month lag. Our policy is to accelerate recording the effect of events occurring in the lag period that significantly affect our consolidated financial statements. In November 2011, we announced plans to close our large-format Best Buy branded stores in the United Kingdom ("U.K."). Accordingly, $109 of restructuring charges related to the store closures were included in our third quarter of fiscal 2012 results. Except for these restructuring activities, no significant intervening events occurred which would have materially affected our financial condition, results of operations or liquidity had they been recorded during the three months ended November 26, 2011. We plan to close our large-format Best Buy branded stores in the U.K. during the fourth quarter of fiscal 2012; however, the stores remained open and continued operations throughout the third quarter of fiscal 2012. For further information about our fiscal 2012 restructuring and the nature of the charges we recorded, refer to Note 5, Restructuring Charges.

In preparing the accompanying condensed consolidated financial statements, we evaluated the period from November 27, 2011, through the date the financial statements were issued for material subsequent events requiring recognition or disclosure. Other than as described in Note 13, Subsequent Event, no such events were identified for this period.

Fiscal Year

On November 7, 2011, we announced our intention to change our fiscal year-end from the Saturday nearest the end of February to the Saturday nearest the end of January, effective beginning with our fiscal year 2013. This change will not impact our current fiscal year (fiscal year 2012), which will end on March 3, 2012. However, our fiscal year 2013 will be shortened from 12 months to 11 months and end on February 2, 2013.

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

2.	Investments

Investments were comprised of the following:

	November 26, 2011	February 26, 2011	November 27, 2010
Short-term investments
Money market fund	$—	$2	$2
U.S. Treasury bills	—	20	—
Total short-term investments	$—	$22	$2

Equity and other investments
Debt securities (auction rate securities)	$81	$110	$131
Marketable equity securities	1	146	145
Other investments	64	72	67
Total equity and other investments	$146	$328	$343
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

In February 2008, auctions began to fail due to insufficient buyers, as the amount of securities submitted for sale in auctions exceeded the aggregate amount of the bids. For each failed auction, the interest rate on the security moves to a maximum rate specified for each security, and generally resets at a level higher than specified short-term interest rate benchmarks. To date, we have collected all interest due on our ARS and expect to continue to do so in the future. Due to persistent failed auctions, and the uncertainty of when these investments could be liquidated at par, we have classified all of our investments in ARS as non-current assets within equity and other investments in our condensed consolidated balance sheet at November 26, 2011.

We sold $4 of ARS at par during the third quarter of fiscal 2012. However, at November 26, 2011, our entire remaining ARS portfolio, consisting of 18 investments in ARS having an aggregate value at par of $89, was subject to failed auctions.

Our ARS portfolio consisted of the following, at fair value:

Description	Nature of collateral or guarantee	November 26, 2011	February 26, 2011	November 27, 2010
Student loan bonds	Student loans guaranteed 95% to 100% by the U.S. government	$79	$108	$113
Municipal revenue bonds	100% insured by AA/Aa-rated bond insurers at November 26, 2011	2	2	18
Total fair value plus accrued interest(1)		$81	$110	$131

(1)
The par value and weighted-average interest rates (taxable equivalent) of our ARS were $89, $115 and $141, and 0.46%, 0.80% and 0.91%, respectively, at November 26, 2011, February 26, 2011, and November 27, 2010, respectively.

At November 26, 2011, our ARS portfolio was 88% AAA/Aaa-rated, 3% AA/Aa-rated and 9% A/A-rated.

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

We evaluated our entire ARS portfolio of $89 (par value) for impairment at November 26, 2011, based primarily on the methodology described in Note 3, Fair Value Measurements. As a result of this review, we determined that the fair value of our ARS portfolio at November 26, 2011, was $81. Accordingly, a $8 pre-tax unrealized loss is recognized in accumulated other comprehensive income. This unrealized loss reflects a temporary impairment on all of our investments in ARS. The estimated fair value of our ARS portfolio could change significantly based on future market conditions. We will continue to assess the fair value of our ARS portfolio for substantive changes in relevant market conditions, changes in our financial condition or other changes that may alter our estimates described above.

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

We had $(5), $(3) and $(6) of unrealized loss, net of tax, recorded in accumulated other comprehensive income at November 26, 2011, February 26, 2011, and November 27, 2010 respectively, related to our investments in debt securities.

Marketable Equity Securities

We invest in marketable equity securities and classify them as available-for-sale. Investments in marketable equity securities are classified as non-current assets within equity and other investments in our condensed consolidated balance sheets and are reported at fair value based on quoted market prices.

Our investments in marketable equity securities were as follows:

	November 26, 2011	February 26, 2011	November 27, 2010
Common stock of TalkTalk Telecom Group PLC	$—	$62	$63
Common stock of Carphone Warehouse Group plc	—	84	78
Other	1	—	4
Total	$1	$146	$145

We purchased shares of The Carphone Warehouse Group PLC (“CPW”) common stock in fiscal 2008, representing nearly 3% of CPW’s then outstanding shares. In March 2010, CPW demerged into two new holding companies: TalkTalk Telecom Group PLC (“TalkTalk”), which is the holding company for the fixed line voice and broadband telecommunications business of the former CPW, and Carphone Warehouse Group plc (“Carphone Warehouse”), which includes the former CPW’s 50% ownership interest in Best Buy Europe Distributions Limited (“Best Buy Europe”). Accordingly, our investment in CPW was exchanged for equivalent levels of investment in TalkTalk and Carphone Warehouse. In the third quarter of fiscal 2012, we sold our shares of TalkTalk and Carphone Warehouse for $112 ($51 for TalkTalk and $61 for Carphone Warehouse) and recognized a $55 pre-tax gain on the sale.

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

All unrealized holding gains or losses related to our investments in marketable equity securities are reflected net of tax in accumulated other comprehensive income in shareholders’ equity. The total unrealized gain, net of tax, included in accumulated other comprehensive income was $0, $75 and $75 at November 26, 2011, February 26, 2011, and November 27, 2010, respectively.

Other Investments

The aggregate carrying values of investments accounted for using either the cost method or the equity method, at November 26, 2011, February 26, 2011, and November 27, 2010, were $64, $72 and $67, respectively.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair value hierarchy requires the use of observable market data when available. In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following tables set forth by level within the fair value hierarchy, our financial assets and liabilities that were accounted for at fair value on a recurring basis at November 26, 2011, February 26, 2011, and November 27, 2010, according to the valuation techniques we used to determine their fair values.

		Fair Value Measurements Using Inputs Considered as
	Fair Value at November 26, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS
Cash and cash equivalents
Money market funds	$851	$851	$—	$—
Commercial paper	60	—	60	—
Other current assets
Money market funds (restricted cash)	160	160	—	—
U.S. Treasury bills (restricted cash)	20	20	—	—
Foreign currency derivative instruments	4	—	4	—
Equity and other investments
Auction rate securities	81	—	—	81
Marketable equity securities	1	1	—	—
Other assets
Marketable equity securities that fund deferred compensation	81	81	—	—

LIABILITIES
Long-term liabilities
Deferred compensation	63	63	—	—

		Fair Value Measurements Using Inputs Considered as
	Fair Value at February 26, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS
Cash and cash equivalents
Money market funds	$70	$70	$—	$—
Short-term investments
Money market fund	2	—	2	—
U.S. Treasury bills	20	20	—	—
Other current assets
Money market funds (restricted cash)	63	63	—	—
U.S. Treasury bills (restricted cash)	105	105	—	—
Foreign currency derivative instruments	2	—	2	—
Equity and other investments
Auction rate securities	110	—	—	110
Marketable equity securities	146	146	—	—
Other assets
Marketable equity securities that fund deferred compensation	83	83	—	—

LIABILITIES
Accrued liabilities
Foreign currency derivative instruments	1	—	1	—
Long-term liabilities
Deferred compensation	64	64	—	—
Foreign currency derivative instruments	2	—	2	—

		Fair Value Measurements Using Inputs Considered as
	Fair Value at November 27, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS
Short-term investments
Money market fund	2	—	2	—
Other current assets
Money market funds (restricted assets)	66	66	—	—
U.S. Treasury bills (restricted assets)	85	85	—	—
Foreign currency derivative instruments	5	—	5	—
Equity and other investments
Auction rate securities	131	—	—	131
Marketable equity securities	145	145	—	—
Other assets
Marketable equity securities that fund deferred compensation	80	80	—	—
Foreign currency derivative instruments	4	—	4	—

LIABILITIES
Long-term liabilities
Deferred compensation	67	67	—	—

The following tables provide a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis in the tables above that used significant unobservable inputs (Level 3) for the three and nine months ended November 26, 2011, and November 27, 2010.

	Debt securities- Auction rate securities only
	Student loan bonds	Municipal revenue bonds	Total
Balances at August 27, 2011	$86	$2	$88
Changes in unrealized losses included in other comprehensive income	(3)	—	(3)
Sales	(4)	—	(4)
Balances at November 26, 2011	$79	$2	$81

	Debt securities- Auction rate securities only
	Student loan bonds	Municipal revenue bonds	Total
Balances at February 26, 2011	$108	$2	$110
Changes in unrealized losses included in other comprehensive income	(3)	—	(3)
Sales	(26)	—	(26)
Balances at November 26, 2011	$79	$2	$81

	Debt securities- Auction rate securities only
	Student loan bonds	Municipal revenue bonds	Total
Balances at August 28, 2010	$116	$18	$134
Changes in unrealized losses included in other comprehensive income	—	—	—
Sales	(3)	—	(3)
Balances at November 27, 2010	$113	$18	$131

	Debt securities- Auction rate securities only
	Student loan bonds	Municipal revenue bonds	Total
Balances at February 27, 2010	$261	$19	$280
Changes in unrealized losses included in other comprehensive income	(5)	—	(5)
Sales	(142)	(1)	(143)
Interest received	(1)	—	(1)
Balances at November 27, 2010	$113	$18	$131

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Assets and liabilities that are measured at fair value on a nonrecurring basis relate primarily to our tangible fixed assets, goodwill and other intangible assets, which are remeasured when the derived fair value is below carrying value on our condensed consolidated balance sheets. For these assets, we do not periodically adjust carrying value to fair value except in the event of impairment. When we determine that impairment has occurred, the carrying value of the asset is reduced to fair value and the difference is recorded within operating income in our consolidated statements of earnings. Other than as described below, we had no significant remeasurements of such assets or liabilities to fair value during the nine months ended November 26, 2011, and November 27, 2010.

As a result of our fiscal 2011 and 2012 restructuring activities described in Note 5, Restructuring Charges, we remeasured the fair value of certain fixed assets and tradenames and recorded the consequent impairments. The following table summarizes the fair value remeasurements (impairments) recorded during the nine months ended November 26, 2011:

	Nine Months Ended
	November 26, 2011
	Impairments	Remaining Net Carrying Value
Property and equipment	$124	$—
Tradename	3	—
Total	$127	$—

All of the fair value remeasurements included in the table above were based on significant unobservable inputs (Level 3). Fixed asset fair values were derived using a discounted cash flow ("DCF") model to estimate the present value of net cash flows that the asset or asset group was expected to generate. The key inputs to the DCF model generally included our forecasts of net cash generated from revenue, expenses and other significant cash outflows, such as capital expenditures, as well as an appropriate discount rate. For the tradename, fair value was derived using the relief from royalty method, as described in Note 1, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended February 26, 2011. In the case of these specific assets, for which their impairment was the result of restructuring activities, no future cash flows have been assumed as the assets will cease to be used and expected sale values are nominal.

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

The changes in the carrying values of goodwill and indefinite-lived tradenames by segment were as follows in the nine months ended November 26, 2011, and November 27, 2010:

	Goodwill			Indefinite-lived Tradenames
	Domestic	International	Total	Domestic	International	Total
Balances at February 26, 2011	$422	$2,032	$2,454	$21	$84	$105
Changes in foreign currency exchange rates	—	(38)	(38)	—	(2)	(2)
Acquisitions	4	—	4	1	—	1
Impairments	—	—	—	(3)	—	(3)
Other(1)	—	—	—	—	28	28
Balances at November 26, 2011	$426	$1,994	$2,420	$19	$110	$129

(1)
Represents the transfer of certain definite-lived tradenames (at their net book value) to indefinite-lived tradenames following our decision to no longer phase out certain tradenames. We believe these tradenames will continue to contribute to our future cash flows indefinitely.

	Goodwill			Indefinite-lived Tradenames
	Domestic	International	Total	Domestic	International	Total
Balances at February 27, 2010	$434	$2,018	$2,452	$32	$80	$112
Sale of business(1)	(12)	—	(12)	(1)	—	(1)
Acquisition of noncontrolling interests	—	5	5	—	—	—
Changes in foreign currency exchange rates	—	(4)	(4)	—	2	2
Balances at November 27, 2010	$422	$2,019	$2,441	$31	$82	$113

(1)	As a result of the sale of our Speakeasy business in the second quarter of fiscal 2011, we eliminated the carrying value of the related goodwill and indefinite-lived tradenames as of the date of sale.

The following table provides the gross carrying amount of goodwill and cumulative goodwill impairment losses:

	November 26, 2011		February 26, 2011		November 27, 2010
	Gross Carrying Amount	Cumulative Impairment	Gross Carrying Amount	Cumulative Impairment	Gross Carrying Amount	Cumulative Impairment
Goodwill	$2,485	$(65)	$2,519	$(65)	$2,506	$(65)

The following table provides the gross carrying values and related accumulated amortization of definite-lived intangible assets:

	November 26, 2011		February 26, 2011		November 27, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Tradenames	$—	$—	$73	$(45)	$74	$(42)
Customer relationships	382	(217)	383	(180)	387	(167)
Total	$382	$(217)	$456	$(225)	$461	$(209)

Total amortization expense for the three months ended November 26, 2011, and November 27, 2010, was $8 and $20, respectively, and was $38 and $63 for the nine months then ended, respectively. The estimated future amortization expense for identifiable intangible assets is as follows:

Fiscal Year
Remainder of fiscal 2012	$9
2013	35
2014	35
2015	35
2016	35
Thereafter	16

Best Buy Europe

In November 2011, we announced strategic changes in respect of Best Buy Europe, our consolidated subsidiary in which Carphone Warehouse holds a 50% noncontrolling interest. The strategic changes included an agreement to buy out Carphone Warehouse's share of the interest in the profit share-based management fee paid to Best Buy Europe pursuant to the 2007 Best Buy Mobile agreement (the "profit share agreement") for approximately $1,300 (the "Mobile buy-out"), subject to Carphone Warehouse shareholder approval. This transaction would result in the profit share agreement being fully assigned to a wholly-owned subsidiary of Best Buy and, accordingly, no further profit share payments would be payable to Best Buy Europe. The strategic changes also included plans to close our large-format Best Buy branded stores in the U.K. in the fourth quarter of fiscal 2012.

As of the end of the third quarter of fiscal 2012 and in light of strategic changes outlined above, we performed an interim evaluation of potential impairment of goodwill associated with the Best Buy Europe reporting unit. The fair value of the reporting unit, adjusted to reflect the exit plans for our large-format Best Buy branded stores in the U.K. and the fair value of the profit share agreement indicated by the Mobile buy-out price agreed upon with Carphone Warehouse, was determined to be in excess of carrying value of the Best Buy reporting unit as of the end of the third quarter of fiscal 2012.

However, upon approval by the shareholders of Carphone Warehouse of the Mobile buy-out, no further profit share payments would be payable to Best Buy Europe, which would lead to the new fair value of the reporting unit being significantly lower than the carrying value. Analysis to determine the extent of goodwill impairment that would arise as a result of the Mobile buy-out is ongoing, and preliminary estimates suggest substantially all of the goodwill attributable to the Best Buy Europe reporting unit (approximately $1,200 as of the end of the third quarter of fiscal 2012) would be impaired. If the shareholders of Carphone Warehouse approve the Mobile buy-out, we would record this non-cash impairment of goodwill in the consolidated statement of earnings in the fourth quarter of fiscal 2012.

5.	Restructuring Charges

Fiscal 2012 Restructuring

In the third quarter of fiscal 2012, we implemented a series of actions to restructure operations in our Domestic and International segments. The fiscal 2012 restructuring included plans to close our Best Buy branded large-format stores in the U.K. by the end of the fourth quarter of fiscal 2012 and refocus our Best Buy Europe strategy on our small-format stores. Within our Domestic segment, the actions included a decision to modify our strategy for certain mobile broadband offerings. We view these restructuring activities as necessary to meet our long-term financial performance objectives by refocusing our investments on areas that meet our return expectations.

We incurred $131 of charges related to the fiscal 2012 restructuring in the first nine months of fiscal 2012. Of the total charges, $17 related to our Domestic segment and consisted primarily of property and equipment impairments (primarily information technology assets) resulting from the modified strategy for certain mobile broadband offerings. The remaining $114 of charges related to our International segment and consisted primarily of property and equipment impairments, inventory write-downs, termination benefits and other costs, and were directly associated with the closure of our Best Buy branded stores in the U.K.

We expect further restructuring charges related to these activities to impact both our Domestic and International segments in the fourth quarter of fiscal 2012. We expect to incur approximately $10 of restructuring charges in our Domestic segment in the fourth quarter of fiscal 2012 related to the changes in our mobile broadband offerings discussed above. In addition, we expect to incur between $100 and $115 of restructuring charges in our International segment in the fourth quarter of fiscal 2012 related to the closure of the Best Buy branded stores in the U.K. The remaining charges in the International segment will consist primarily of facility closure costs, employee termination benefits and other contractual obligations and costs. We expect to substantially complete these restructuring activities in fiscal 2012.

Of the charges incurred in the first nine months of fiscal 2012 related to these restructuring activities, the inventory write-downs are presented in the restructuring charges – cost of goods sold line item in our condensed consolidated statements of earnings, and the remainder of the restructuring charges are included in the restructuring charges line item in our condensed consolidated statements of earnings. The composition of the restructuring charges we incurred in the nine months ended November 26, 2011, as well as the cumulative amount incurred through November 26, 2011, for our fiscal 2012 restructuring activities for both the Domestic and International segments, were as follows:

	Domestic		International		Total
	Nine Months Ended November 26, 2011	Cumulative Amount through November 26, 2011	Nine Months Ended November 26, 2011	Cumulative Amount through November 26, 2011	Nine Months Ended November 26, 2011	Cumulative Amount through November 26, 2011
Inventory write-downs	$—	$—	$13	$13	$13	$13
Property and equipment impairments	17	17	92	92	109	109
Termination benefits	—	—	7	7	7	7
Facility closure and other costs, net	—	—	2	2	2	2
Total	$17	$17	$114	$114	$131	$131

The following table summarizes our restructuring accrual activity related to our fiscal 2012 restructuring activities during the nine months ended November 26, 2011, related to termination benefits and facility closure and other costs:

	Termination Benefits	Facility Closure and Other Costs	Total
Balance at February 26, 2011	$—	$—	$—
Charges	7	2	9
Cash payments	—	—	—
Adjustments	—	—	—
Changes in foreign currency exchange rates	—	—	—
Balance at November 26, 2011	$7	$2	$9

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

We incurred $23 of charges related to the fiscal 2011 restructuring in the first nine months of fiscal 2012. Of the total charges, $23 related to our Domestic segment and consisted primarily of property and equipment impairments (notably information technology assets), facility closure costs and a tradename impairment. The restructuring charges recorded in the third quarter of fiscal 2012 were primarily related to our exit from certain digital delivery services within our entertainment product category, for which we entered into a sale agreement with a third party during the quarter. As the proceeds from the sale were lower than original expectations, additional impairments totaling $18 were recorded during the third quarter of fiscal 2012 to write down the tangible and intangible assets to their realizable value. Within our International segment, charges resulting from the completion of our exit from the Turkey market were effectively offset by adjustments associated with the restructure of our Best Buy branded stores in China during the first nine months of fiscal 2012. The net reduction in restructuring charges recorded in the third quarter of fiscal 2012 were primarily associated with adjustments to estimated facility closure costs, as we exited leased locations in China.

We do not expect to incur further material restructuring charges related to our fiscal 2011 restructuring activities in either our Domestic or International segments. We expect to substantially complete these restructuring activities in fiscal 2012.

All charges incurred in the first nine months of fiscal 2012 related to our fiscal 2011 restructuring activities are included in the restructuring charges line item in our consolidated statements of earnings. The composition of the restructuring charges we incurred in the nine months ended November 26, 2011, as well as the cumulative amount incurred through November 26, 2011, for our fiscal 2011 restructuring activities for both the Domestic and International segments, were as follows:

	Domestic		International		Total
	Nine Months Ended November 26, 2011	Cumulative Amount through November 26, 2011	Nine Months Ended November 26, 2011	Cumulative Amount through November 26, 2011	Nine Months Ended November 26, 2011	Cumulative Amount through November 26, 2011
Inventory write-downs	$—	$10	$—	$14	$—	$24
Property and equipment impairments	15	30	—	132	15	162
Termination benefits	1	17	7	19	8	36
Intangible asset impairments	3	13	—	—	3	13
Facility closure and other costs, net	4	4	(7)	6	(3)	10
Total	$23	$74	$—	$171	$23	$245

The following table summarizes our restructuring accrual activity related to our fiscal 2011 restructuring activities during the nine months ended November 26, 2011, related to termination benefits and facility closure and other costs:

	Termination Benefits	Facility Closure and Other Costs(1)	Total
Balance at February 26, 2011	$28	$13	$41
Charges	11	2	13
Cash payments	(26)	(13)	(39)
Adjustments	(3)	4	1
Changes in foreign currency exchange rates	—	1	1
Balance at November 26, 2011	$10	$7	$17

(1)
Included within the facility closure and other costs adjustments is $10 from the first quarter of fiscal 2011, representing an adjustment to exclude non-cash charges or benefits, which had no impact on our consolidated statements of earnings in the first nine months of fiscal 2012.

6.	Debt

Short-Term Debt

Short-term debt consisted of the following:

	November 26, 2011	February 26, 2011	November 27, 2010
U.S. revolving credit facility – 364-Day	$—	$—	$—
U.S. revolving credit facility – Five-Year	—	—	—
JPMorgan revolving credit facility	—	—	500
New Europe revolving credit facility	155	—	—
Europe receivables financing facility	—	455	136
Europe revolving credit facility	—	98	—
Canada revolving demand facility	—	—	—
China revolving demand facilities	8	4	54
Total short-term debt	$163	$557	$690

U.S. Revolving Credit Facilities

In October 2011, Best Buy Co., Inc. entered into a $1,000 364-day senior unsecured revolving credit facility agreement (the “364-Day Facility Agreement”) and a $1,500 five-year senior unsecured revolving credit facility agreement (the “Five-Year Facility Agreement”) (collectively the “Agreements”) with JPMorgan Chase Bank, N.A. (“JPMorgan”), as administrative agent, and a syndicate of banks. The Agreements replaced the $2,300 senior unsecured revolving credit facility, as amended (the “Credit Facility”), with a syndicate of banks, including JPMorgan acting as administrative agent. The Credit Facility was originally scheduled to expire in September 2012.

The Agreements permit borrowings up to $2,500 (which may be increased to up to $3,000 at our option under certain circumstances) and a $300 letter of credit sublimit. The 364-Day Facility Agreement and Five-Year Facility Agreement terminate in October 2012 (subject to a one-year term-out option) and October 2016, respectively.

Interest rates under the Agreements are variable and are determined at the our option as: (i) the sum of (a) the greatest of JPMorgan's prime rate, the federal funds rate plus 0.5%, or the one-month London Interbank Offered Rate (“LIBOR”) plus 1% and (b) a margin (the “ABR Margin”) or (ii) the LIBOR plus a margin (the “LIBOR Margin”). In addition, a facility fee is assessed on the commitment amount. The ABR Margin, LIBOR Margin and the facility fee are based upon our current senior unsecured debt rating. Under the 364-Day Facility Agreement, the ABR Margin ranges from 0.0% to 0.525%, the LIBOR Margin ranges from 0.925% to 1.525%, and the facility fee ranges from 0.075% to 0.225%. Under the Five-Year Facility Agreement, the ABR Margin ranges from 0.0% to 0.475%, the LIBOR Margin ranges from 0.875% to 1.475%, and the facility fee ranges from 0.125% to 0.275%.

The Agreements are guaranteed by specified subsidiaries of Best Buy Co., Inc. and contain customary affirmative and negative covenants. Among other things, these covenants restrict Best Buy Co., Inc. and its subsidiaries' ability to incur certain types or amounts of indebtedness, incur liens on certain assets, make material changes in corporate structure or the nature of its business, dispose of material assets, engage in a change in control transaction, make certain foreign investments, enter into certain restrictive agreements, or engage in certain transactions with affiliates. The Agreements also contain covenants that require the maintenance of a maximum quarterly cash flow leverage ratio and a minimum quarterly interest coverage ratio. The Agreements contain customary default provisions including, but not limited to, failure to pay interest or principal when due and failure to comply with covenants.

Europe Revolving Credit Facility

In July 2011, Best Buy Europe entered into a new £400 ($623 based on the exchange rate in effect as of the end of the third quarter of fiscal 2012) unsecured revolving credit facility agreement (the “New RCF”) with ING Bank N.V., London Branch, as agent, and a syndicate of banks to finance its working capital needs. The New RCF expires in July 2015.

Interest rates under the New RCF are variable, based on LIBOR plus an applicable margin based on Best Buy Europe’s fixed charges coverage ratio. The New RCF includes a commitment fee of 40% of the applicable margin on unused available capacity, as well as a utilization fee ranging from 0.0% to 0.5% of the aggregate amount outstanding based on the percentage of the aggregate amount outstanding to the total New RCF. The New RCF also required an initial arrangement fee of 0.75%.

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

Long-Term Debt

Long-term debt consisted of the following:

	November 26, 2011	February 26, 2011	November 27, 2010
2021 Notes	$648	$—	$—
2013 Notes	500	500	500
2016 Notes	349	—	—
Convertible debentures	387	402	402
Financing lease obligations	160	170	173
Capital lease obligations	68	79	57
Other debt	2	1	2
Total long-term debt	2,114	1,152	1,134
Less: current portion(1)	(427)	(441)	(33)
Total long-term debt, less current portion	$1,687	$711	$1,101

(1)
Since holders of our convertible debentures may require us to purchase all or a portion of the debentures on January 15, 2012, we classified the $387 for such debentures in the current portion of long-term debt at November 26, 2011, and February 26, 2011.

The fair value of long-term debt approximated $2,121, $1,210 and $1,235 at November 26, 2011, February 26, 2011, and November 27, 2010, respectively, based primarily on the ask prices quoted from external sources, compared with carrying values of $2,114, $1,152 and $1,134, respectively.

2016 and 2021 Notes

In March 2011, we issued $350 principal amount of notes due March 15, 2016 (the “2016 Notes”) and $650 principal amount of notes due March 15, 2021 (the “2021 Notes” and, together with the 2016 Notes, the “Notes”). The 2016 Notes bear interest at a fixed rate of 3.75% per year, while the 2021 Notes bear interest at a fixed rate of 5.50% per year. Interest on the Notes is payable semi-annually on March 15 and September 15 of each year, beginning September 15, 2011. The Notes were issued at a slight discount to par, which when coupled with underwriting discounts of $6, resulted in net proceeds from the sale of the Notes of $990.

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

Convertible Debentures

In January 2002, we sold 2.25% convertible subordinated debentures due January 15, 2022, having an aggregate principal amount of $402. Since holders of our convertible debentures may require us to purchase all or a portion of those debentures on January 15, 2012, we have classified the remaining $387 of outstanding debentures in the current portion of long-term debt at November 26, 2011.

In December 2011, subsequent to the end of the third quarter of fiscal 2012, we notified the holders of our outstanding convertible debentures due January 15, 2022, that they have an option to require us to purchase all or a portion of such holders' convertible debentures promptly following the January 15, 2012 purchase date and that we elected to pay for any convertible debentures validly surrendered and not validly withdrawn with cash. The purchase price will be equal to 100% of the principal amount of the convertible debentures, plus any accrued and unpaid interest. Holders that do not surrender their convertible debentures for purchase will maintain the right to convert their convertible debentures into common stock pursuant to the original terms of the convertible debentures. The opportunity for holders to surrender their convertible debentures for purchase will expire on January 17, 2012. Our purchase of the outstanding convertible debentures will result in a reduction of the debt balance in our consolidated balance sheet at that time in an amount which is dependent upon the quantity of convertible debentures surrendered for purchase.

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

Cash Flow Hedges

We enter into foreign exchange forward contracts to hedge against the effect of exchange rate fluctuations on certain revenue streams denominated in non-functional currencies. The contracts may have terms of up to two years. We report the effective portion of the gain or loss on a cash flow hedge as a component of other comprehensive income, and it is subsequently reclassified into net earnings in the period in which the hedged transaction affects net earnings or the forecast transaction is no longer probable of occurring. We report the ineffective portion, if any, of the gain or loss in net earnings.

Derivatives Not Designated as Hedging Instruments

Derivatives not designated as hedging instruments include foreign exchange forward contracts used to manage the impact of fluctuations in foreign currency exchange rates relative to recognized receivable and payable balances denominated in non-functional currencies and on certain forecast inventory purchases denominated in non-functional currencies. The contracts may have terms of up to six months. These derivative instruments are not designated in hedging relationships and, therefore, we record gains and losses on these contracts directly in net earnings.

Summary of Derivative Balances

The following table presents the gross fair values for derivative instruments and the corresponding classification at November 26, 2011, February 26, 2011, and November 27, 2010:

	November 26, 2011		February 26, 2011		November 27, 2010
Contract Type	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Cash flow hedges (foreign exchange forward contracts)	$—	$—	$1	$(2)	$9	$—
No hedge designation (foreign exchange forward contracts)	4	—	2	(2)	1	(1)
Total	$4	$—	$3	$(4)	$10	$(1)

The following tables present the effects of derivative instruments on other comprehensive income (“OCI”) and on our consolidated statements of earnings for the three and nine months ended November 26, 2011 and November 27, 2010:

	Three Months Ended		Nine Months Ended
	November 26, 2011		November 26, 2011
Contract Type	Pre-tax (Loss) Recognized in OCI(1)	Gain Reclassified from Accumulated OCI to Earnings (Effective Portion)(2)	Pre-tax Gain Recognized in OCI(1)	Gain Reclassified from Accumulated OCI to Earnings (Effective Portion)(2)
Cash flow hedges (foreign exchange forward contracts)	$(5)	$1	$8	$8

	Three Months Ended		Nine Months Ended
	November 27, 2010		November 27, 2010
Contract Type	Pre-tax (Loss) Recognized in OCI(1)	Gain Reclassified from Accumulated OCI to Earnings (Effective Portion)(2)	Pre-tax Gain Recognized in OCI(1)	Gain Reclassified from Accumulated OCI to Earnings (Effective Portion)(2)
Cash flow hedges (foreign exchange forward contracts)	$(1)	$2	$9	$3
Net investment hedges (foreign exchange swap contracts)	—	—	8	—
Total	$(1)	$2	$17	$3

(1)	Reflects the amount recognized in OCI prior to the reclassification of 50% to noncontrolling interests for the cash flow and net investment hedges, respectively.

(2)	Gain reclassified from accumulated OCI is included within selling, general and administrative expenses (“SG&A”) in our consolidated statements of earnings.

The following table presents the effects of derivatives not designated as hedging instruments on our consolidated statements of earnings for the three and nine months ended November 26, 2011 and November 27, 2010:

	Gain (Loss) Recognized within SG&A
	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
Contract Type	November 26, 2011	November 26, 2011	November 27, 2010	November 27, 2010
No hedge designation (foreign exchange forward contracts)	$22	$13	$(4)	$8

The following table presents the notional amounts of our foreign currency exchange contracts at November 26, 2011, February 26, 2011, and November 27, 2010:

	Notional Amount
Contract Type	November 26, 2011	February 26, 2011	November 27, 2010
Derivatives designated as cash flow hedging instruments	$228	$264	$316
Derivatives not designated as hedging instruments	213	493	230
Total	$441	$757	$546

8.	Earnings per Share

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

The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings per share attributable to Best Buy Co., Inc. (shares in millions):

	Three Months Ended		Nine Months Ended
	November 26, 2011	November 27, 2010	November 26, 2011	November 27, 2010
Numerator
Net earnings attributable to Best Buy Co., Inc., basic	$154	$217	$467	$626
Adjustment for assumed dilution:
Interest on convertible debentures, net of tax	1	2	4	4
Net earnings attributable to Best Buy Co., Inc., diluted	$155	$219	$471	$630

Denominator
Weighted-average common shares outstanding	359.7	397.1	373.1	410.3
Effect of potentially dilutive securities:
Shares from assumed conversion of convertible debentures	8.7	8.8	8.7	8.8
Stock options and other	0.4	1.9	0.6	1.6
Weighted-average common shares outstanding, assuming dilution	368.8	407.8	382.4	420.7

Earnings per share attributable to Best Buy Co., Inc.
Basic	$0.43	$0.55	$1.25	$1.53
Diluted	$0.42	$0.54	$1.23	$1.50

The computation of weighted-average common shares outstanding, assuming dilution, excluded options to purchase 33.8 million and 16.1 million shares of our common stock for the three months ended November 26, 2011, and November 27, 2010, respectively, and options to purchase 29.9 million and 18.6 million shares of our common stock for the nine months ended November 26, 2011, and November 27, 2010, respectively. These amounts were excluded as the options’ exercise prices were greater than the average market price of our common stock for the periods presented and, therefore, the effect would be anti-dilutive (i.e., including such options would result in higher earnings per share).

9.	Comprehensive Income

The components of accumulated other comprehensive income, net of tax, attributable to Best Buy Co., Inc. were as follows:

	November 26, 2011	February 26, 2011	November 27, 2010
Foreign currency translation	$17	$102	$66
Unrealized (losses) gains on available-for-sale investments	(5)	72	69
Unrealized (losses) gains on derivative instruments (cash flow hedges)	—	(1)	3
Total	$12	$173	$138

10.	Repurchase of Common Stock

In June 2011, our Board of Directors authorized a new $5,000 share repurchase program. The June 2011 program terminated and replaced our prior $5,500 share repurchase program authorized in June 2007. There is no expiration date governing the period over which we can repurchase shares under the June 2011 share repurchase program.

The following table shows the amount and cost of shares we repurchased and retired for the three and nine months ended November 26, 2011, and November 27, 2010, under the June 2011 program and the June 2007 program.

	Three Months Ended		Nine Months Ended
	November 26, 2011	November 27, 2010	November 26, 2011	November 27, 2010
June 2011 Program
Number of shares repurchased	12.6	—	21.7	—
Cost of shares repurchased	$320	$—	$572	$—

June 2007 Program
Number of shares repurchased	—	10.9	20.1	30.7
Cost of shares repurchased	$—	$423	$611	$1,128

At November 26, 2011, $4,428 remained available for additional purchases under the June 2011 share repurchase program. Repurchased shares have been retired and constitute authorized but unissued shares.

11.	Segments

Our chief operating decision maker ("CODM") is our Chief Executive Officer. Our business is organized into two segments: Domestic (which is comprised of all operations within the United States and its territories) and International (which is comprised of all operations outside the United States and its territories). Our CODM has ultimate responsibility for enterprise decisions. Our CODM determines, in particular, resource allocation for, and monitors performance of, the consolidated enterprise, the Domestic segment and the International segment. Segment managers for the Domestic segment and the International segment have full responsibility for setting strategy, making operating decisions, allocating resources and assessing performance within their respective segments. Our CODM does not make operating or other decisions below the segment levels. Our CODM relies on internal management reporting that analyzes enterprise and segment results to the operating income level.

We do not aggregate our operating segments, so our operating segments also represent our reportable segments. The accounting policies of the segments are the same as those described in Note 1, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended February 26, 2011.

Revenue by reportable segment was as follows:

	Three Months Ended		Nine Months Ended
	November 26, 2011	November 27, 2010	November 26, 2011	November 27, 2010
Domestic	$8,885	$8,710	$25,055	$25,069
International	3,214	3,180	9,331	8,947
Total	$12,099	$11,890	$34,386	$34,016

Operating income (loss) by reportable segment and the reconciliation to earnings before income tax expense and equity in loss of affiliates were as follows:

	Three Months Ended		Nine Months Ended
	November 26, 2011	November 27, 2010	November 26, 2011	November 27, 2010
Domestic	$207	$340	$744	$1,045
International	(29)	45	3	64
Total operating income	178	385	747	1,109
Other income (expense)
Gain on sale of investments	55	—	55	—
Investment income and other	8	8	26	33
Interest expense	(37)	(20)	(102)	(64)
Earnings before income tax expense and equity in loss of affiliates	$204	$373	$726	$1,078

Assets by reportable segment were as follows:

	November 26, 2011	February 26, 2011	November 27, 2010
Domestic	$14,049	$9,610	$13,949
International	8,699	8,239	8,403
Total	$22,748	$17,849	$22,352

12.	Contingencies and Commitments

Contingencies

Employment Discrimination Action

In December 2005, a purported class action lawsuit captioned, Jasmen Holloway, et al. v. Best Buy Co., Inc., was filed against us in the U.S. District Court for the Northern District of California (the “Court”). This federal court action alleged that we discriminate against women and minority individuals on the basis of gender, race, color and/or national origin in our stores with respect to our employment policies and practices. The action seeks an end to alleged discriminatory policies and practices, an award of back and front pay, punitive damages and injunctive relief, including rightful place relief for all class members. In June 2011, the plaintiffs filed a motion for preliminary approval of the parties' negotiated settlement including conditional certification of settlement classes and seeking a schedule for final approval. The proposed class action settlement terms included, in exchange for a release and dismissal of the action, certain changes to our personnel policies and procedures; payment to the nine named plaintiffs of $0.3 in the aggregate; and payment in an amount to be determined by the Court, not to exceed $10, of a portion of the plaintiffs’ attorneys’ fees and costs. In November 2011, the Court fully approved the proposed class action settlement and consent decree; certified the settlement class; and approved and directed distribution of the settlement. We established an accrual based on the settlement terms, and intend for all payments in respect of this class action to be made in full by their due date, January 8, 2012. It is not reasonably possible that we will incur losses materially in excess of the recorded amount.

Securities Actions

In February 2011, a purported class action lawsuit captioned, IBEW Local 98 Pension Fund, individually and on behalf of all others similarly situated v. Best Buy Co., Inc., et al., was filed against us and certain of our executive officers in the U.S. District Court for the District of Minnesota. This federal court action alleges, among other things, that we and the officers named in the complaint violated Sections 10(b) and 20A of the Exchange Act and Rule 10b-5 under the Exchange Act in connection with press releases and other statements relating to our fiscal 2011 earnings guidance that had been made available to the public. Additionally, in March 2011, a similar purported class action was filed by a single shareholder, Rene LeBlanc, against us and certain of our executive officers in the same court. In July 2011, after an unopposed motion by IBEW Local 98 Pension Fund and Rene LeBlanc to consolidate their respective lawsuits was granted, a consolidated complaint captioned, IBEW Local 98 Pension Fund v. Best Buy Co., Inc., et al., was filed and served. We filed a motion to dismiss the consolidated complaint in September 2011, which was heard by the court in December 2011. We are awaiting the court's decision on that motion.

In June 2011, a purported shareholder derivative action captioned, Salvatore M. Talluto, Derivatively and on Behalf of Best Buy Co., Inc. v. Richard M. Schulze, et al., as Defendants and Best Buy Co., Inc. as Nominal Defendant, was filed against both present and former members of our Board of Directors serving during the relevant periods in fiscal 2011 and us as a nominal defendant in the U.S. District Court for the State of Minnesota. The lawsuit alleges that the director defendants breached their fiduciary duty, among other claims, including violation of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder, in failing to correct public misrepresentations and material misstatements and/or omissions regarding our fiscal 2011 earnings projections and, for certain directors, selling stock while in possession of material adverse non-public information. Additionally, in July 2011, a similar purported class action was filed by a single shareholder, Daniel Himmel, against us and certain of our executive officers in the same court. In November 2011, the parties' stipulation for consolidation of the respective lawsuits of Salvatore M. Talluto and Daniel Himmel into a new action to be captioned, In Re: Best Buy Co., Inc. Shareholder Derivative Litigation, was approved by the court and a stay ordered until after a final resolution of the motion to dismiss in the consolidated IBEW Local 98 Pension Fund v. Best Buy Co., Inc., et al. case.

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

Commitments

In November 2011, we entered into an agreement to buy out Carphone Warehouse's share of the interest in the profit share-based management fee paid to Best Buy Europe pursuant to the 2007 Best Buy Mobile agreement for approximately $1,300, subject to Carphone Warehouse shareholder approval. The shareholder vote is scheduled to occur in the fourth quarter of fiscal 2012, and the payment, if approved, would be presented in noncontrolling interests in our consolidated statements of earnings.

13.	Subsequent Event

In November 2011, we entered into an agreement to acquire mindSHIFT Technologies, Inc. (“mindSHIFT”), a managed service provider for small- and mid-sized companies. On December 28, 2011, we completed the acquisition of mindSHIFT, with mindSHIFT becoming a wholly-owned subsidiary of Best Buy. Post-acquisition results will be included in our consolidated results starting in the fourth quarter of fiscal 2012. Total consideration paid at closing was $167 and is subject to certain post-closing adjustments. We expect to complete the purchase price allocation and acquisition accounting in the fourth quarter of fiscal 2012.

14.	Condensed Consolidating Financial Information

The rules of the U.S. Securities and Exchange Commission require that condensed consolidating financial information be provided for a subsidiary that has guaranteed the debt of a registrant issued in a public offering, where the guarantee is full and unconditional and where the voting interest of the subsidiary is 100%-owned by the registrant. Our convertible debentures, which had an aggregate principal balance and carrying amount of $387 at November 26, 2011, are jointly and severally guaranteed by our 100%-owned indirect subsidiary Best Buy Stores, L.P. (“Guarantor Subsidiary”). Investments in subsidiaries of Best Buy Stores, L.P., which have not guaranteed the convertible debentures (“Non-Guarantor Subsidiaries”), are required to be presented under the equity method, even though all such subsidiaries meet the requirements to be consolidated under GAAP.

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

The following tables present condensed consolidating balance sheets as of November 26, 2011, February 26, 2011, and November 27, 2010, condensed consolidating statements of earnings for the three and nine months ended November 26, 2011, and November 27, 2010, and condensed consolidating statements of cash flows for the nine months ended November 26, 2011, and November 27, 2010, and should be read in conjunction with the condensed consolidated financial statements herein.

Condensed Consolidating Balance Sheets
At November 26, 2011
(Unaudited)

	Best Buy Co., Inc.	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$1,249	$220	$923	$—	$2,392
Short-term investments	—	—	—	—	—
Receivables	—	1,478	1,734	—	3,212
Merchandise inventories	—	6,437	2,855	(72)	9,220
Other current assets	182	48	867	(12)	1,085
Intercompany receivable	—	—	13,225	(13,225)	—
Intercompany note receivable	806	—	107	(913)	—
Total current assets	2,237	8,183	19,711	(14,222)	15,909

Property and Equipment, Net	200	1,737	1,630	—	3,567
Goodwill	—	6	2,414	—	2,420
Tradenames, Net	—	—	129	—	129
Customer Relationships, Net	—	—	165	—	165
Equity and Other Investments	141	—	5	—	146
Other Assets	170	35	206	1	412
Investments in Subsidiaries	14,561	254	2,623	(17,438)	—

Total Assets	$17,309	$10,215	$26,883	$(31,659)	$22,748

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$479	$58	$9,527	$—	$10,064
Unredeemed gift card liabilities	—	361	67	—	428
Accrued compensation and related expenses	—	197	300	—	497
Accrued liabilities	41	925	1,022	(12)	1,976
Accrued income taxes	11	—	—	—	11
Short-term debt	—	—	163	—	163
Current portion of long-term debt	388	23	16	—	427
Intercompany payable	8,573	4,652	—	(13,225)	—
Intercompany note payable	108	500	305	(913)	—
Total current liabilities	9,600	6,716	11,400	(14,150)	13,566

Long-Term Liabilities	432	765	177	(255)	1,119
Long-Term Debt	1,497	111	79	—	1,687

Equity
Shareholders’ equity	5,780	2,623	14,561	(17,254)	5,710
Noncontrolling interests	—	—	666	—	666
Total equity	5,780	2,623	15,227	(17,254)	6,376

Total Liabilities and Equity	$17,309	$10,215	$26,883	$(31,659)	$22,748

Condensed Consolidating Balance Sheets
At February 26, 2011
(Unaudited)

	Best Buy Co., Inc.	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$282	$51	$770	$—	$1,103
Short-term investments	20	—	2	—	22
Receivables	3	738	1,607	—	2,348
Merchandise inventories	—	3,973	1,999	(75)	5,897
Other current assets	234	117	752	—	1,103
Intercompany receivable	—	—	9,300	(9,300)	—
Intercompany note receivable	854	—	91	(945)	—
Total current assets	1,393	4,879	14,521	(10,320)	10,473

Property and Equipment, Net	200	1,803	1,820	—	3,823
Goodwill	—	6	2,448	—	2,454
Tradenames, Net	—	—	133	—	133
Customer Relationships, Net	—	—	203	—	203
Equity and Other Investments	162	—	166	—	328
Other Assets	181	36	273	(55)	435
Investments in Subsidiaries	14,030	229	2,444	(16,703)	—

Total Assets	$15,966	$6,953	$22,008	$(27,078)	$17,849

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$361	$101	$4,432	$—	$4,894
Unredeemed gift card liabilities	—	404	70	—	474
Accrued compensation and related expenses	—	200	370	—	570
Accrued liabilities	13	625	833	—	1,471
Accrued income taxes	256	—	—	—	256
Short-term debt	—	—	557	—	557
Current portion of long-term debt	402	23	16	—	441
Intercompany payable	7,497	1,665	138	(9,300)	—
Intercompany note payable	103	500	342	(945)	—
Total current liabilities	8,632	3,518	6,758	(10,245)	8,663

Long-Term Liabilities	160	863	447	(287)	1,183
Long-Term Debt	500	128	83	—	711

Equity
Shareholders’ equity	6,674	2,444	14,030	(16,546)	6,602
Noncontrolling interests	—	—	690	—	690
Total equity	6,674	2,444	14,720	(16,546)	7,292

Total Liabilities and Equity	$15,966	$6,953	$22,008	$(27,078)	$17,849

Condensed Consolidating Balance Sheets
At November 27, 2010
(Unaudited)

	Best Buy Co., Inc.	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$144	$180	$601	$—	$925
Short-term investments	—	—	2	—	2
Receivables	—	1,302	1,491	—	2,793
Merchandise inventories	—	7,161	3,010	(107)	10,064
Other current assets	243	90	766	(54)	1,045
Intercompany receivable	—	—	11,953	(11,953)	—
Intercompany note receivable	1,578	—	2	(1,580)	—
Total current assets	1,965	8,733	17,825	(13,694)	14,829

Property and Equipment, Net	202	1,836	1,956	—	3,994
Goodwill	—	6	2,435	—	2,441
Tradenames, Net	—	—	145	—	145
Customer Relationships, Net	—	—	220	—	220
Equity and Other Investments	168	—	175	—	343
Other Assets	132	39	258	(49)	380
Investments in Subsidiaries	12,405	195	2,371	(14,971)	—

Total Assets	$14,872	$10,809	$25,385	$(28,714)	$22,352

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$479	$54	$9,325	$—	$9,858
Unredeemed gift card liabilities	—	359	65	—	424
Accrued compensation and related expenses	—	200	264	—	464
Accrued liabilities	—	843	1,130	(53)	1,920
Accrued income taxes	31	—	—	—	31
Short-term debt	500	—	190	—	690
Current portion of long-term debt	—	21	12	—	33
Intercompany payable	6,692	5,261	—	(11,953)	—
Intercompany note payable	15	500	1,065	(1,580)	—
Total current liabilities	7,717	7,238	12,051	(13,586)	13,420

Long-Term Liabilities	148	1,082	184	(248)	1,166
Long-Term Debt	902	118	81	—	1,101

Equity
Shareholders’ equity	6,105	2,371	12,405	(14,880)	6,001
Noncontrolling interests	—	—	664	—	664
Total equity	6,105	2,371	13,069	(14,880)	6,665

Total Liabilities and Equity	$14,872	$10,809	$25,385	$(28,714)	$22,352

Condensed Consolidating Statements of Earnings
Three Months Ended November 26, 2011
(Unaudited)

	Best Buy Co., Inc.	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$4	$8,039	$12,886	$(8,830)	$12,099

Cost of goods sold	—	6,063	11,420	(8,328)	9,155
Restructuring charges - cost of goods sold	—	—	13	—	13

Gross profit	4	1,976	1,453	(502)	2,931

Selling, general and administrative expenses	33	1,896	1,236	(549)	2,616
Restructuring charges	—	—	137	—	137

Operating (loss) income	(29)	80	80	47	178

Other income (expense)
Gain on sale of investments	—	—	55	—	55
Investment income and other	4	—	8	(4)	8
Interest expense	(25)	(3)	(13)	4	(37)

(Loss) earnings before equity in earnings of subsidiaries	(50)	77	130	47	204

Equity in earnings of subsidiaries	100	18	49	(167)	—

Earnings before income tax expense and equity in loss of affiliates	50	95	179	(120)	204

Income tax (benefit) expense	(57)	28	101	—	72

Equity in loss of affiliates	—	—	(1)	—	(1)

Net earnings including noncontrolling interests	107	67	77	(120)	131

Net loss attributable to noncontrolling interests	—	—	23	—	23

Net earnings attributable to Best Buy Co., Inc.	$107	$67	$100	$(120)	$154

Condensed Consolidating Statements of Earnings
Nine Months Ended November 26, 2011
(Unaudited)

	Best Buy Co., Inc.	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$12	$22,838	$33,055	$(21,519)	$34,386

Cost of goods sold	—	17,061	28,788	(20,047)	25,802
Restructuring charges - cost of goods sold	—	—	13	—	13

Gross profit	12	5,777	4,254	(1,472)	8,571

Selling, general and administrative expenses	106	5,551	3,642	(1,616)	7,683
Restructuring charges	—	(2)	143	—	141

Operating (loss) income	(94)	228	469	144	747

Other income (expense)
Gain on sale of investments	—	—	55	—	55
Investment income and other	14	—	25	(13)	26
Interest expense	(71)	(9)	(35)	13	(102)

(Loss) earnings before equity in earnings of subsidiaries	(151)	219	514	144	726

Equity in earnings of subsidiaries	420	36	142	(598)	—

Earnings before income tax expense and equity in loss of affiliates	269	255	656	(454)	726

Income tax (benefit) expense	(54)	77	247	—	270

Equity in loss of affiliates	—	—	(2)	—	(2)

Net earnings including noncontrolling interests	323	178	407	(454)	454

Net loss attributable to noncontrolling interests	—	—	13	—	13

Net earnings attributable to Best Buy Co., Inc.	$323	$178	$420	$(454)	$467

Condensed Consolidating Statements of Earnings
Three Months Ended November 27, 2010
(Unaudited)

	Best Buy Co., Inc.	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$4	$7,984	$13,469	$(9,567)	$11,890

Cost of goods sold	—	5,962	11,994	(9,049)	8,907

Gross profit	4	2,022	1,475	(518)	2,983

Selling, general and administrative expenses	36	1,941	1,192	(571)	2,598

Operating (loss) income	(32)	81	283	53	385

Other income (expense)
Investment income and other	12	—	8	(12)	8
Interest expense	(12)	(4)	(16)	12	(20)

(Loss) earnings before equity in earnings of subsidiaries	(32)	77	275	53	373

Equity in earnings of subsidiaries	202	7	51	(260)	—

Earnings before income tax expense	170	84	326	(207)	373

Income tax expense	6	26	101	—	133

Net earnings including noncontrolling interests	164	58	225	(207)	240

Net earnings attributable to noncontrolling interests	—	—	(23)	—	(23)

Net earnings attributable to Best Buy Co., Inc.	$164	$58	$202	$(207)	$217

Condensed Consolidating Statements of Earnings
Nine Months Ended November 27, 2010
(Unaudited)

	Best Buy Co., Inc.	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$12	$23,059	$34,166	$(23,221)	$34,016

Cost of goods sold	—	17,081	29,750	(21,509)	25,322

Gross profit	12	5,978	4,416	(1,712)	8,694

Selling, general and administrative expenses	107	5,747	3,584	(1,853)	7,585

Operating (loss) income	(95)	231	832	141	1,109

Other income (expense)
Investment income and other	31	—	33	(31)	33
Interest expense	(35)	(10)	(50)	31	(64)

(Loss) earnings before equity in earnings of subsidiaries	(99)	221	815	141	1,078

Equity in earnings of subsidiaries	584	30	142	(756)	—

Earnings before income tax expense	485	251	957	(615)	1,078

Income tax expense	—	79	321	—	400

Net earnings including noncontrolling interests	485	172	636	(615)	678

Net earnings attributable to noncontrolling interests	—	—	(52)	—	(52)

Net earnings attributable to Best Buy Co., Inc.	$485	$172	$584	$(615)	$626

Condensed Consolidating Statements of Cash Flows
Nine Months Ended November 26, 2011
(Unaudited)

	Best Buy Co., Inc.	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Total cash (used in) provided by operating activities	$(26)	$(2,501)	$5,154	$—	$2,627

Investing activities
Additions to property and equipment	(4)	(318)	(294)	—	(616)
Purchases of investments	(91)	—	(20)	—	(111)
Sales of investments	128	—	39	—	167
Change in restricted assets	—	—	(31)	—	(31)
Other, net	2	—	(9)	—	(7)
Total cash provided by (used in) investing activities	35	(318)	(315)	—	(598)

Financing activities
Repurchase of common stock	(1,165)	—	—	—	(1,165)
Borrowings of debt	997	—	1,441	—	2,438
Repayments of debt	(15)	(10)	(1,845)	—	(1,870)
Dividends paid	(172)	—	—	—	(172)
Issuance of common stock under employee stock purchase plan and for the exercise of stock options	64	—	—	—	64
Other, net	(12)	—	(10)	—	(22)
Change in intercompany receivable/payable	1,261	2,998	(4,259)	—	—
Total cash provided by (used in) financing activities	958	2,988	(4,673)	—	(727)

Effect of exchange rate changes on cash	—	—	(13)	—	(13)

Increase in cash and cash equivalents	967	169	153	—	1,289

Cash and cash equivalents at beginning of period	282	51	770	—	1,103
Cash and cash equivalents at end of period	$1,249	$220	$923	$—	$2,392

Condensed Consolidating Statements of Cash Flows
Nine Months Ended November 27, 2010
(Unaudited)

	Best Buy Co., Inc.	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Total cash (used in) provided by operating activities	$(410)	$(3,758)	$4,713	$—	$545

Investing activities
Additions to property and equipment	—	(199)	(330)	—	(529)
Purchases of investments	(245)	—	—	—	(245)
Sales of investments	382	—	1	—	383
Proceeds from sale of business	—	—	21	—	21
Change in restricted assets	—	—	(1)	—	(1)
Other, net	—	—	10	—	10
Total cash provided by (used in) investing activities	137	(199)	(299)	—	(361)

Financing activities
Repurchase of common stock	(1,128)	—	—	—	(1,128)
Borrowings of debt	500	—	1,425	—	1,925
Repayments of debt	(1)	(10)	(1,873)	—	(1,884)
Dividends paid	(178)	—	—	—	(178)
Issuance of common stock under employee stock purchase plan and for the exercise of stock options	171	—	—	—	171
Other, net	13	—	(12)	—	1
Change in intercompany receivable/payable	(130)	4,094	(3,964)	—	—
Total cash (used in) provided by financing activities	(753)	4,084	(4,424)	—	(1,093)

Effect of exchange rate changes on cash	—	—	8	—	8

(Decrease) increase in cash and cash equivalents	(1,026)	127	(2)	—	(901)

Cash and cash equivalents at beginning of period	1,170	53	603	—	1,826
Cash and cash equivalents at end of period	$144	$180	$601	$—	$925

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In order to align our fiscal reporting periods and comply with statutory filing requirements in certain foreign jurisdictions, we consolidate the financial results of our Europe, China and Mexico operations on a two-month lag. Consistent with such consolidation, the financial and non-financial information presented in our MD&A relative to these operations is also presented on a two-month lag.

Our policy is to accelerate recording the effect of events occurring in the lag period that significantly affect our consolidated financial statements. In November 2011, we announced plans to close our large-format Best Buy branded stores in the United Kingdom ("U.K."). Accordingly, $109 million of restructuring charges related to the store closures were included in our third quarter of fiscal 2012 results. Except for these restructuring activities, no significant intervening events occurred which would have materially affected our financial condition, results of operations, liquidity or other factors had they been recorded during the three months ended November 26, 2011. We plan to close our large-format Best Buy branded stores in the U.K. during the fourth quarter of fiscal 2012; however, the stores remained open and continued operations throughout the third quarter of fiscal 2012.

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

While some of the products and services we offer are viewed by consumers as essential, others are viewed as discretionary purchases. Consequently, our results of operations are susceptible to changes in consumer confidence levels and macroeconomic factors such as unemployment, consumer credit availability and the condition of the housing market. Consumers have maintained a cautious approach to discretionary spending due to continued economic pressures. Consequently, customer traffic and spending patterns continue to be difficult to predict. Other factors that directly impact our performance are product life-cycles (including the introduction and adoption of new technology) and the competitive retail environment for our products and services. As a result of these factors, predicting our future revenue and net earnings is difficult. By providing access to a wide selection of products and accessories; a vast array of service offerings, such as extended warranties, installation and repair; an integrated multi-channel approach; and a knowledgeable sales staff to help our customers select their devices and access related services and content, we believe we offer our customers a differentiated value proposition. Disciplined capital allocation, working capital management and expense control remain key priorities for us as we navigate through the current environment.

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

Results of Operations

Consolidated Performance Summary

The macroeconomic pressures on consumer spending and consumer electronics industry trends we experienced in fiscal 2011 have continued through the third quarter of fiscal 2012. In addition, we continue to face declining product life-cycle trends in certain areas, particularly televisions, notebook computers, gaming and music. These factors have impacted the majority of the geographic markets in which we operate. However, we have seen growth in several key product categories. For example, increased consumer demand for tablets, e-Readers and associated accessories and services led to revenue growth of these products in all of our global markets. Further, our focus on appliances in the Domestic segment has produced comparable stores sales gains in the third quarter of fiscal 2012.

The following table presents selected consolidated financial data ($ in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	November 26, 2011	November 27, 2010	November 26, 2011	November 27, 2010
Revenue	$12,099	$11,890	$34,386	$34,016
Revenue % growth (decline)	1.7%	(1.1)%	1.1%	2.6%
Comparable store sales % gain (decline)	0.3%	(3.3)%	(1.4)%	(0.4)%
Gross profit	$2,931	$2,983	$8,571	$8,694
Gross profit as a % of revenue(1)	24.2%	25.1%	24.9%	25.6%
SG&A	$2,616	$2,598	$7,683	$7,585
SG&A as a % of revenue(1)	21.6%	21.8%	22.3%	22.3%
Restructuring charges	$137	$—	$141	$—
Operating income	$178	$385	$747	$1,109
Operating income as % of revenue	1.5%	3.2%	2.2%	3.3%
Net earnings attributable to Best Buy Co., Inc.(2)	$154	$217	$467	$626
Diluted earnings per share	$0.42	$0.54	$1.23	$1.50

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

(2)
Included within net earnings is $66 million, net of taxes and noncontrolling interests, and $69 million, net of taxes and noncontrolling interests, of restructuring charges recorded in the third quarter and first nine months of fiscal 2012, respectively.

The components of the 1.7% and 1.1% revenue increases for the third quarter and first nine months of fiscal 2012, respectively, were as follows:

	Three Months Ended	Nine Months Ended
	November 26, 2011	November 26, 2011
Net new stores	1.3%	1.6%
Impact of foreign currency exchange rate fluctuations	0.9%	1.4%
Comparable store sales impact	0.3%	(1.3)%
Non-comparable store sales channels(1)	(0.8)%	(0.6)%
Total revenue increase	1.7%	1.1%

(1)
Non-comparable sales channels primarily reflects the impact from revenue we earn from sales of merchandise to wholesalers and dealers as well as other non-comparable sales channels not included within our comparable store sales calculation.

The gross profit rate decreased by 0.9% of revenue for the third quarter of fiscal 2012. A gross profit rate decline in our Domestic segment accounted for a decrease of 1.0% of revenue, partially offset by the gross profit rate improvement in our International segment, which accounted for an increase of 0.1% of revenue. For the first nine months of fiscal 2012, the gross profit rate decreased by 0.7% of revenue. Gross profit rate declines in our Domestic and International segments accounted for decreases of 0.6% of revenue and 0.1% of revenue, respectively. For further discussion of each segment’s gross profit rate changes, see Segment Performance Summary, below.

The SG&A rate decreased by 0.2% of revenue for the third quarter of fiscal 2012. Our Domestic segment contributed a rate decrease of 0.1% of revenue, and our International segment contributed a rate decrease of 0.1% of revenue. For the first nine months of fiscal 2012, the SG&A rate was flat. Our Domestic segment contributed a rate increase of 0.1% of revenue, which was fully offset by a rate decrease of 0.1% of revenue from our International segment. For further discussion of each segment’s SG&A rate changes, see Segment Performance Summary, below.

We recorded restructuring charges of $150 million and $154 million in the third quarter and first nine months of fiscal 2012, respectively, which included $13 million inventory write-downs recorded in cost of goods sold in both periods. Our Domestic segment recorded $39 million and $40 million of restructuring charges in the third quarter and first nine months of fiscal 2012, respectively, and our International segment recorded $111 million and $114 million of restructuring charges in the third quarter and first nine months of fiscal 2012, respectively. These restructuring charges resulted in a decrease in our operating income in the third quarter and first nine months of fiscal 2012 of 1.2% of revenue and 0.4% of revenue, respectively. For further discussion of each segment’s restructuring charges, see Segment Performance Summary, below.

In the third quarter of fiscal 2012, operating income decreased 53.8% to $178 million, or as a percentage of revenue, 1.5%. For the first nine months of fiscal 2012, operating income decreased 32.6% to $747 million, or as a percentage of revenue, 2.2%. The decreases in operating income in both periods were primarily driven by restructuring charges and decreases in our gross profit rates, coupled with relatively flat revenue and SG&A spending.

Other Income (Expense)

In the third quarter of fiscal 2012, we sold our shares of common stock in TalkTalk Telecom Group PLC and Carphone Warehouse Group plc ("Carphone Warehouse") for $112 million. We recorded a pre-tax gain of $55 million in the third quarter and first nine months of fiscal 2012 related to the sale.

Our investment income and other in the third quarter and first nine months of fiscal 2012 were $8 million and $26 million, respectively, compared to $8 million and $33 million, respectively, in the prior-year periods. The decrease in the first nine months of fiscal 2012 was primarily due to the $7 million gain on the sale of our Speakeasy business in the first nine months of fiscal 2011 and lower returns on our deferred compensation assets, partially offset by increased interest income as a result of a larger cash and cash equivalents balance in the first nine months of fiscal 2012.

Interest expense in the third quarter and first nine months of fiscal 2012 increased to $37 million and $102 million, respectively, compared to $20 million and $64 million, respectively, in the prior-year periods. The increases in interest expense for both periods were primarily driven by our issuance of $1 billion of long-term debt securities in the first quarter of fiscal 2012.

Income Tax Expense

Income tax expense decreased to $72 million in the third quarter of fiscal 2012 compared to $133 million in the prior-year period, primarily as a result of a decrease in net earnings. Our effective income tax rate in the third quarter of fiscal 2012 was 35.5%, compared to a rate of 35.7% in the third quarter of fiscal 2011. The decrease was caused primarily by the timing impact of losses in certain foreign jurisdictions for which we have no current tax benefit, partially offset by decreased tax benefits from other foreign operations. The decreased tax benefits from foreign operations were due primarily to a decrease in forecast annual foreign earnings. Our consolidated effective tax rate is impacted by the statutory income tax rates applicable to each of the jurisdictions in which we operate. As our foreign earnings are generally taxed at lower statutory rates than the 35% U.S. statutory rate, changes in the proportion of our consolidated taxable earnings originating in foreign jurisdictions impact our consolidated effective rate. Our foreign earnings have been indefinitely reinvested outside the U.S. and are not subject to current U.S. income tax.

Income tax expense decreased to $270 million in the first nine months of fiscal 2012 compared to $400 million in the prior-year period, due primarily to a decrease in net earnings. Our effective income tax rate for the first nine months of fiscal 2012 was 37.2%, compared to a rate of 37.1% in the first nine months of fiscal 2011. The rate remained relatively flat compared to the prior-year period as the tax benefits resulting from the sale of our Speakeasy business in the prior-year period were effectively offset by the timing impact of losses in certain foreign jurisdictions for which we have no current tax benefit and the increased tax benefits from other foreign operations in fiscal 2012.

Noncontrolling Interests and Goodwill

In November 2011, we announced strategic changes in respect of Best Buy Europe, our consolidated subsidiary in which Carphone Warehouse holds a 50% noncontrolling interest. The strategic changes included an agreement to buy out Carphone Warehouse's share of the interest in the profit share-based management fee paid to Best Buy Europe pursuant to the 2007 Best Buy Mobile agreement (the "profit share agreement") for approximately $1.3 billion (the "Mobile buy-out"), subject to Carphone Warehouse shareholder approval. This transaction would result in the profit share agreement being fully assigned to a wholly-owned subsidiary of Best Buy and, accordingly, no further profit share payments would be payable to Best Buy Europe. The Carphone Warehouse shareholder vote is scheduled to occur in the fourth quarter of fiscal 2012, and the payment, if approved, would be presented in noncontrolling interests in our consolidated statements of earnings.

The elimination of the profit share agreement from the Best Buy Europe reporting unit would lead to the fair value of the reporting unit being significantly lower than the carrying value. Analysis to determine the extent of goodwill impairment that would arise as a result of the Mobile buy-out is ongoing, and preliminary estimates suggest substantially all of the goodwill attributable to the Best Buy Europe reporting unit (approximately $1.2 billion as of the end of the third quarter of fiscal 2012) would be impaired. If the shareholders of Carphone Warehouse approve the Mobile buy-out, we would record this non-cash impairment of goodwill in the consolidated statement of earnings in the fourth quarter of fiscal 2012.

Segment Performance Summary

Domestic

The Domestic segment comparable store sales gain was driven by products such as tablets, e-Readers and mobile phones, as well as continued growth in appliances. During the quarter, we took actions to increase revenue, gain market share and drive traffic, through additional promotional activity, particularly in areas such as computing, television and movies. While these actions helped to increase revenue, they contributed to a gross profit rate decline. Additionally, our revenue continues to benefit from the addition of new Best Buy Mobile stand-alone stores throughout the third quarter of fiscal 2012.

The following table presents selected financial data for the Domestic segment ($ in millions):

	Three Months Ended		Nine Months Ended
	November 26, 2011	November 27, 2010	November 26, 2011	November 27, 2010
Revenue	$8,885	$8,710	$25,055	$25,069
Revenue % growth (decline)	2.0%	(2.5)%	(0.1)%	1.4%
Comparable store sales % gain (decline)	0.9%	(5.0)%	(1.3)%	(1.7)%
Gross profit	$2,109	$2,181	$6,180	$6,395
Gross profit as % of revenue	23.7%	25.0%	24.7%	25.5%
SG&A	$1,863	$1,841	$5,396	$5,350
SG&A as % of revenue	21.0%	21.1%	21.5%	21.3%
Restructuring charges	$39	$—	$40	$—
Operating income	$207	$340	$744	$1,045
Operating income as % of revenue	2.3%	3.9%	3.0%	4.2%

The components of our Domestic segment's 2.0% revenue increase and 0.1% revenue decrease for the third quarter and first nine months of fiscal 2012, respectively, were as follows:

	Three Months Ended	Nine Months Ended
	November 26, 2011	November 26, 2011
Net new stores	1.1%	1.4%
Comparable store sales impact	0.9%	(1.3)%
Non-comparable sales channels(1)	—%	(0.2)%
Total revenue increase (decrease)	2.0%	(0.1)%

(1)	Non-comparable sales channels reflects the impact from revenue we earn from sales channels not included within our comparable store sales calculation.

The following table reconciles the number of Domestic stores open at the beginning and end of the third quarters of fiscal 2012 and 2011:

	Fiscal 2012				Fiscal 2011
	Total Stores at Beginning of Third Quarter	Stores Opened	Stores Closed	Total Stores at End of Third Quarter	Total Stores at Beginning of Third Quarter	Stores Opened	Stores Closed	Total Stores at End of Third Quarter
Best Buy	1,105	1	(1)	1,105	1,091	8	—	1,099
Best Buy Mobile stand-alone	222	59	—	281	109	48	—	157
Pacific Sales	35	—	(1)	34	35	—	—	35
Magnolia Audio Video	5	—	—	5	6	—	—	6
Geek Squad	—	—	—	—	5	—	(5)	—
Total Domestic segment stores	1,367	60	(2)	1,425	1,246	56	(5)	1,297

The net addition of six large-format Best Buy stores during the past 12 months contributed slightly more than half of the total change in revenue associated with net new stores. Despite opening 124 small-format Best Buy Mobile stand-alone stores during the past 12 months, these stores contributed less than half of the revenue increase due to their smaller square footage and single category focus compared to large-format stores.

The following table presents the Domestic segment’s revenue mix percentages and comparable store sales percentage changes by revenue category in the third quarters of fiscal 2012 and 2011:

	Revenue Mix		Comparable Store Sales
	Three Months Ended		Three Months Ended
	November 26, 2011	November 27, 2010	November 26, 2011	November 27, 2010
Consumer Electronics	35%	36%	(4.8)%	(10.6)%
Computing and Mobile Phones(1)	40%	37%	8.8%	4.8%
Entertainment	13%	15%	(9.0)%	(13.9)%
Appliances	5%	5%	13.7%	(0.1)%
Services	6%	6%	(0.7)%	(1.5)%
Other	1%	1%	n/a	n/a
Total	100%	100%	0.9%	(5.0)%

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

The following is a description of the notable comparable store sales changes in our Domestic segment by revenue category:

•
Consumer Electronics: The 4.8% comparable store sales decline was driven primarily by decreases in the sales of digital imaging products as a result of overall industry softness. In addition, we experienced a decrease in the sales of televisions, although the decrease in sales was lower than in previous quarters in fiscal 2012. The declines were partially offset by strong sales of e-Readers due to high customer interest, new product launches and our broad assortment of such products.

•
Computing and Mobile Phones: The 8.8% comparable store sales gain resulted primarily from increased sales of tablets, as consumer demand remained strong, and mobile phones due to new smartphone releases during the quarter. The strong performance from tablets and mobile phones was partially offset by a decline in sales of notebook computers.

•
Entertainment: The 9.0% comparable store sales decline was mainly the result of a decline in the sales of video gaming hardware, partially offset by an increase in the sales of movies, driven by a combination of promotional activity and new releases. In addition, we experienced continued declines in the sales of music.

•	Appliances: The 13.7% comparable stores sales gain was primarily due to increased sales resulting from effective promotional activity.

•
Services: The 0.7% comparable store sales decline was primarily due to a decrease in computer services revenue as a result of a shift in focus from one-time repair services to ongoing technical support service contracts, partially offset by increases in the sales of repair services (primarily related to mobile phones) and warranties.

Our Domestic segment experienced a decrease in gross profit of $72 million, or 3.3%, in the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011, due primarily to a decline in the gross profit rate. The 1.3% of revenue decrease in the gross profit rate resulted primarily from the following factors:

•	increased promotional activity, notably in mobile computing, televisions and movies;

•	an increased sales mix of promotional items;

•	a shift from one-time computer repair services to ongoing support contracts; and

•	an increased sales mix of lower-margin mobile computing products.

For the first nine months of fiscal 2012, our Domestic segment experienced a decrease in gross profit of $215 million, or 3.4%, compared to the prior-year period. The decrease in gross profit was mainly a result of a gross profit rate decline of 0.8% of revenue. The gross profit rate decline resulted primarily from the following factors:

•	utilization of selective promotional activity;

•	an increased sales mix of promotional items; and

•	a shift from one-time computer repair services to ongoing support contracts;

•
partially offset by the benefit from a decreased mix of lower-margin products such as mobile computing and television, coupled with increased sales of higher-margin products such as mobile phones and accessories.

Our Domestic segment’s SG&A increased $22 million and $46 million in the third quarter and first nine months of fiscal 2012, respectively, as costs driven by the opening of new stores and increased advertising costs were partially offset by decreases in compensation costs. The Domestic segment’s SG&A rate remained relatively flat in the third quarter of fiscal 2012, as the impact of the comparable store sales gain and the slight increase in spending essentially offset. The SG&A rate increased by 0.2% of revenue in the first nine months of fiscal 2012, which reflected deleverage due to the comparable store sales decline and slightly increased spending.

Our Domestic segment recorded $39 million and $40 million of restructuring charges in the third quarter and first nine months of fiscal 2012, respectively. The restructuring charges consisted of property and equipment impairments related to changes in our mobile broadband offerings, as well as property and equipment impairments, facility closure costs and a tradename impairment related primarily to our exit from certain digital delivery services within our entertainment product category. These restructuring charges resulted in a decrease in our operating income in the third quarter and first nine months of fiscal 2012 of 0.5% of revenue and 0.1% of revenue, respectively. Our Domestic segment recorded no restructuring charges in the third quarter and first nine months of fiscal 2011.

Our Domestic segment’s operating income in the third quarter and first nine months of fiscal 2012 decreased $133 million and $301 million, respectively, compared to the same periods in the prior year, due primarily to decreases in the gross profit rates and the impact of restructuring charges in fiscal 2012, compared to no restructuring charges in the prior-year periods.

International

The International segment comparable store sales decline in the third quarter of fiscal 2012 was led primarily by declines in mobile phones as a result of market pressure in Europe; however, we experienced some positive results, including comparable store sales gains in tablets throughout the segment, as well as gains in mobile phones in Canada and our Five Star operations. From an operating income perspective, cost savings resulting from our fiscal 2011 restructuring activities in China and Turkey contributed positively to the segment's third quarter results. Additionally, margin improvements within key product categories in Canada further benefited the segment's third quarter results. Finally, during the quarter we announced a series of initiatives designed to re-focus our Best Buy Europe strategy on our small-format stores, while closing our large-format Best Buy branded stores in the U.K. in the fourth quarter of fiscal 2012. The consequent $111 million of restructuring charges relating to these large-format stores contributed to the operating income decline for the third quarter of fiscal 2012.

The following table presents selected financial data for the International segment ($ in millions):

	Three Months Ended		Nine Months Ended
	November 26, 2011	November 27, 2010	November 26, 2011	November 27, 2010
Revenue	$3,214	$3,180	$9,331	$8,947
Revenue % growth	1.0%	2.8%	4.3%	6.4%
Comparable store sales % (decline) gain	(1.7)%	2.3%	(1.5)%	4.2%
Gross profit	$822	$802	$2,391	$2,299
Gross profit as % of revenue	25.6%	25.2%	25.6%	25.7%
SG&A	$753	$757	$2,287	$2,235
SG&A as % of revenue	23.5%	23.8%	24.5%	25.0%
Restructuring charges	$98	$—	$101	$—
Operating (loss) income	$(29)	$45	$3	$64
Operating (loss) income as % of revenue	(0.9)%	1.4%	0.0%	0.7%

The components of our International segment's 1.0% and 4.3% revenue increases for the third quarter and first nine months of fiscal 2012, respectively, were as follows:

	Three Months Ended	Nine Months Ended
	November 26, 2011	November 26, 2011
Impact of foreign currency exchange rate fluctuations	3.4%	5.5%
Net new stores(1)	2.0%	2.0%
Non-comparable sales channels(2)	(3.0)%	(1.9)%
Comparable store sales impact	(1.4)%	(1.3)%
Total revenue increase	1.0%	4.3%

(1)
Net new stores includes the revenue from our Turkey operations, which we exited in the second quarter of fiscal 2012, and Best Buy branded stores in China, which we exited in the first quarter of fiscal 2012.

(2)
Non-comparable sales channels primarily reflects the impact from revenue we earn from sales of merchandise to wholesalers and dealers as well as other non-comparable sales channels not included within our comparable store sales calculation.

The following table reconciles the number of International stores open at the beginning and end of the third quarters of fiscal 2012 and 2011:

	Fiscal 2012				Fiscal 2011
	Total Stores at Beginning of Third Quarter	Stores Opened	Stores Closed	Total Stores at End of Third Quarter	Total Stores at Beginning of Third Quarter	Stores Opened	Stores Closed	Total Stores at End of Third Quarter
Best Buy Europe — small box(1)	2,438	44	(29)	2,453	2,436	14	(26)	2,424
Best Buy Europe — big box(2)	10	1	—	11	3	1	—	4
Canada
Future Shop	148	2	—	150	145	1	—	146
Best Buy	76	1	—	77	70	1	—	71
Best Buy Mobile stand-alone	22	7	—	29	6	4	—	10
China
Five Star	178	8	(1)	185	159	—	—	159
Best Buy	—	—	—	—	8	—	—	8
Mexico
Best Buy	6	—	—	6	5	1	—	6
Turkey
Best Buy	—	—	—	—	2	—	—	2
Total International segment stores	2,878	63	(30)	2,911	2,834	22	(26)	2,830

(1)	Represents small-format The Carphone Warehouse and The Phone House stores.

(2)	In November 2011, we announced plans to close our large-format Best Buy branded stores in the U.K. in the fourth quarter of fiscal 2012.

The net addition of 33 large-format stores throughout the International segment during the past 12 months (Five Star, Best Buy U.K., Best Buy Canada and Future Shop) contributed the majority of the change in revenue associated with net new stores. The net addition of 48 small-format stores, including 19 new small-format Best Buy Mobile stand-alone stores in Canada and 29 net new small-format stores in Europe had a significantly smaller impact on the overall revenue change given their smaller square footage compared to large-format stores.

The following table presents revenue mix percentages and comparable store sales percentage changes for the International segment by revenue category in the third quarters of fiscal 2012 and 2011:

	Revenue Mix		Comparable Store Sales
	Three Months Ended		Three Months Ended
	November 26, 2011	November 27, 2010	November 26, 2011	November 27, 2010
Consumer Electronics	19%	19%	(2.7)%	(2.5)%
Computing and Mobile Phones(1)	56%	57%	(1.3)%	3.0%
Entertainment	5%	6%	(3.4)%	(14.8)%
Appliances	10%	9%	(6.5)%	26.5%
Services	10%	9%	5.1%	0.9%
Other	<1%	<1%	n/a	n/a
Total	100%	100%	(1.7)%	2.3%

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

The following is a description of the notable comparable store sales changes in our International segment by revenue category:

•
Consumer Electronics: The 2.7% comparable store sales decline was driven primarily by decreases in the sales of digital imaging products as a result of industry softness similar to that experienced within our Domestic segment, partially offset by increased sales of televisions in our Five Star operations.

•
Computing and Mobile Phones: The 1.3% comparable store sales decline resulted primarily from decreased mobile phone sales in our small-format stores in Europe, as well as declines in the sales of desktop computers and monitors, as consumer preference continued to shift toward mobile computing devices. Partially offsetting these declines were increases in the sales of mobile computing devices due to strong tablet sales.

•	Entertainment: The 3.4% comparable store sales decline, principally in Canada, reflected decreases in the sales of video gaming due to overall market softness, similar to trends seen in the U.S.

•
Appliances: The 6.5% comparable store sales decline was primarily due to a decrease in the sales of appliances, particularly air conditioners, in our Five Star operations, as a result of unseasonably cool weather during the quarter.

•	Services: The 5.1% comparable store sales gain was primarily due to an increase in the customer base in our mobile virtual network operator and fixed line services in Europe.

Our International segment experienced gross profit growth of $20 million, or 2.5%, in the third quarter of fiscal 2012, driven primarily by the favorable impact of foreign currency exchange rate fluctuations, as well as increased gross profit in Canada and our Five Star operations, partially offset by a gross profit decline in Europe. The 0.4% of revenue increase in the gross profit rate reflected the following factors:

•	improved margin rates in Canada, particularly in televisions and notebook computers; and

•	the restructuring activities undertaken in our lower-margin Best Buy branded stores in China and Turkey;

•	partially offset by restructuring activities undertaken in our large-format Best Buy branded stores in the U.K., which included inventory write-downs.

For the first nine months of fiscal 2012, our International segment experienced gross profit growth of $92 million, or 4.0%. The increase in gross profit was primarily due to the favorable impact of foreign currency exchange rate fluctuations and increased gross profit in Canada and our Five Star operations, partially offset by a gross profit decline in Europe. The 0.1% of revenue decrease in the gross profit rate reflected the following factors:

•	increased promotional activity in Europe;

•	restructuring activities undertaken in our large-format Best Buy branded stores in the U.K., which included inventory write-downs; and

•	growth in our Five Star business, which has a relatively lower gross profit rate;

•	partially offset by improved margin rates in Canada, especially in televisions and notebook computers; and

•	an improved margin rate in Five Star as a result of improved cost programs with vendors and promotional effectiveness.

Our International segment’s SG&A was flat in the third quarter of fiscal 2012, as decreased spending in our small-format stores in Europe and lower ongoing expenses due to restructuring actions in China and Turkey were offset by foreign currency exchange rate fluctuations and increased costs associated with operating more large-format Best Buy branded stores in the U.K. Excluding the impact of foreign currency fluctuations, our International segment’s SG&A decreased by $24 million in the third quarter of fiscal 2012. The 0.3% of revenue decrease in the SG&A rate in the third quarter of fiscal 2012 was driven primarily by a decrease in support costs for our International segment and lower ongoing expenses due to restructuring actions in China and Turkey, partially offset by increased costs due to new stores and advertising in our Five Star operations.

Our International segment’s SG&A increased $52 million, or 2.3%, in the first nine months of fiscal 2012, driven primarily by the impact of foreign currency exchange rate fluctuations. Excluding the impact of foreign currency exchange rate fluctuations, our International segment’s SG&A decreased by $55 million in the first nine months of fiscal 2012. The 0.5% of revenue decrease in the SG&A rate in the first nine months of fiscal 2012 was driven primarily by decreased support costs for our International segment, lower ongoing expenses due to restructuring actions in China and Turkey and lower spending in our small-format stores in Europe where store payroll costs decreased due to labor model efficiencies. Partially offsetting the decrease in the SG&A rate was increased spending in our large-format Best Buy branded stores in the U.K., as well as increased advertising costs and the deleveraging impact of negative comparable store sales in Canada.

Our International segment recorded restructuring charges of $98 million and $101 million in the third quarter and first nine months of fiscal 2012, respectively. The restructuring charges in our International segment consisted primarily of property and equipment impairments, termination benefits and other costs, which were associated with the closure of our large-format Best Buy branded stores in the U.K. In addition, we recorded $13 million of inventory write-downs within cost of goods sold in both the third quarter and first nine months of fiscal 2012. The total $111 million and $114 million of restructuring charges recorded in the third quarter and first nine months of fiscal 2012, respectively, resulted in a decrease in our operating income in the third quarter and first nine months of fiscal 2012 of 3.5% of revenue and 1.3% of revenue, respectively. Our International segment recorded no restructuring charges in the third quarter quarter and first nine months of fiscal 2011.

The International segment experienced an operating loss in the third quarter of fiscal 2012 compared to operating income in the prior-year period primarily due to restructuring charges in our large-format Best Buy branded stores in the U.K., partially offset by improved operating income in Canada and lower ongoing expenses due to restructuring actions in China and Turkey. In the first nine months of fiscal 2012, the decrease in the International segment's operating income was due primarily to restructuring charges in our large-format Best Buy branded stores in the U.K., partially offset by improved operating income in Canada and lower ongoing expenses due to restructuring actions in China and Turkey. The restructuring charges more than offset the increase in revenue and decrease in the SG&A rate in the first nine months of fiscal 2012.

Liquidity and Capital Resources

We continue to closely manage our liquidity and capital resources. The key variables we use to manage our liquidity requirements are the level of investment to support our growth strategies, discretionary SG&A spending, capital expenditures, credit facilities and short-term borrowing arrangements, working capital and our share repurchase program.

Capital expenditures, particularly with respect to opening new stores and remodeling existing stores, is a component of our cash flow and capital management strategy which, to a large extent, we can adjust in response to economic and other changes in our business environment. While we increased our capital spending in fiscal 2009, our capital spending in the previous two fiscal years returned to a more normalized level, a trend we expect to continue throughout fiscal 2012. We plan to continue to invest in existing businesses and facilities, while focusing our investments on profitable growth areas, such as Best Buy Mobile and our Five Star operations in China.

In November 2011, we entered into an agreement to buy out the profit share agreement with Best Buy Europe for approximately $1.3 billion, subject to Carphone Warehouse shareholder approval. The shareholder vote is scheduled to occur in the fourth quarter of fiscal 2012 and, if approved, we expect to fund the payment with cash on hand.

In December 2011, subsequent to the end of the third quarter of fiscal 2012, we notified the holders of the remaining $387 million of our outstanding 2.25% convertible subordinated debentures due January 15, 2022, that they have an option to require us to purchase all or a portion of such holders' convertible debentures for a purchase price equal to 100% of the principal amount of the convertible debentures, plus any accrued and unpaid interest, in cash. The opportunity for holders to surrender their convertible debentures for purchase will expire on January 17, 2012. We expect to fund the purchase of outstanding convertible debentures, if any, in the fourth quarter of fiscal 2012 with cash on hand.

Summary

The following table summarizes our cash and cash equivalents and short-term investments balances at November 26, 2011, February 26, 2011, and November 27, 2010 ($ in millions):

	November 26, 2011	February 26, 2011	November 27, 2010
Cash and cash equivalents	$2,392	$1,103	$925
Short-term investments	—	22	2
Total cash and cash equivalents and short-term investments	$2,392	$1,125	$927

The increase in the balance of our cash and cash equivalents and short-term investments compared with the end of the third quarter of fiscal 2011 was due primarily to increased cash generated from operations and the issuance of long-term debt securities in the first quarter of fiscal 2012, partially offset by share repurchases.

Other Financial Measures

Our current ratio, calculated as current assets divided by current liabilities, was 1.2 at the end of the third quarter of fiscal 2012, compared with 1.2 at the end of fiscal 2011 and 1.1 at the end of the third quarter of fiscal 2011. The modest increase compared to the prior-year period was due primarily to an increase in cash from the issuance of long-term debt securities in the first quarter of fiscal 2012, partially offset by an increase in the current portion of long-term debt.

Our debt to net earnings ratio increased to 2.0 at the end of the third quarter of fiscal 2012, compared with 1.3 at the end of fiscal 2011 and 1.2 at the end of the third quarter of fiscal 2011, driven primarily by increased debt as a result of the issuance of long-term debt securities in the first quarter of fiscal 2012 and a decrease in net earnings. Our adjusted debt to earnings before interest, income taxes, depreciation, amortization and rent (“EBITDAR”) ratio, which includes capitalized operating lease obligations in its calculation, increased to 2.8 at the end of the third quarter of fiscal 2012, compared with 2.5 at the end of fiscal 2011 and 2.4 at the end of the third quarter of fiscal 2011, primarily due to an increase in debt and a decrease in net earnings.

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

The following table presents a reconciliation of our debt to net earnings ratio and our adjusted debt to EBITDAR ratio ($ in millions):

	November 26, 2011(1)	February 26, 2011(1)	November 27, 2010(1)
Debt (including current portion)	$2,277	$1,709	$1,824
Capitalized operating lease obligations (8 times rental expense)(2)	9,653	9,271	9,196
Adjusted debt	$11,930	$10,980	$11,020

Net earnings including noncontrolling interests(3)	$1,142	$1,366	$1,488
Interest expense, net	81	36	41
Income tax expense	584	714	864
Depreciation and amortization expense(4)	1,264	1,145	981
Rental expense	1,207	1,159	1,149
EBITDAR	$4,278	$4,420	$4,523

Debt to net earnings ratio	2.0	1.3	1.2
Adjusted debt to EBITDAR ratio	2.8	2.5	2.4

(1)	Debt is reflected as of the respective balance sheet dates, while rental expense and the other components of EBITDAR represent activity for the 12 months ended as of each of the respective dates.

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

(4)	Depreciation and amortization expense includes impairments of fixed assets, investments, goodwill and intangible assets.

Cash Flows

The following table summarizes our cash flows for the first nine months of fiscal 2012 and 2011 ($ in millions):

	Nine Months Ended
	November 26, 2011	November 27, 2010
Total cash provided by (used in):
Operating activities	$2,627	$545
Investing activities	(598)	(361)
Financing activities	(727)	(1,093)
Effect of exchange rate changes on cash	(13)	8
Increase (decrease) in cash and cash equivalents	$1,289	$(901)

Cash provided by operating activities in the first nine months of fiscal 2012 was $2.6 billion, compared with $545 million in the first nine months of fiscal 2011. The substantial increase in cash provided by operating activities in the first nine months of fiscal 2012 was primarily related to:

•	efforts to reduce inventory levels throughout fiscal 2012, which were unusually high at the end of fiscal 2011, and

•	normalization of accounts payable during fiscal 2012, following unusually low balances at the end of fiscal 2011 due to the timing of merchandise receipts in the fourth quarter.

Cash used in investing activities in the first nine months of fiscal 2012 was $598 million, compared with $361 million in the first nine months of fiscal 2011. The increase in cash used was primarily due to increased capital expenditures and decreased sales of auction rate securities (“ARS”) in the first nine months of fiscal 2012, partially offset by decreased purchases of short-term investments in the first nine months of fiscal 2012.

Cash used in financing activities in the first nine months of fiscal 2012 was $727 million, compared with $1.1 billion for the first nine months of fiscal 2011. The change was primarily the result of the issuance of $1 billion of long-term debt securities in the first quarter of fiscal 2012, partially offset by a decrease in short-term debt borrowings compared to the prior-year period.

Share Repurchases and Dividends

In June 2011, our Board of Directors authorized a new $5.0 billion share repurchase program. The June 2011 program terminated and replaced our prior $5.5 billion share repurchase program authorized in June 2007. There is no expiration date governing the period over which we can repurchase shares under the June 2011 share repurchase program.

In the third quarter of fiscal 2012, we repurchased and retired 12.6 million shares of our common stock at a cost of $320 million. We repurchased and retired 41.8 million shares of our common stock at a cost of $1.2 billion in the first nine months of fiscal 2012. We repurchased and retired 10.9 million shares of our common stock at a cost of $423 million during the third quarter of fiscal 2011, and we repurchased and retired 30.7 million shares of our common stock at a cost of $1.1 billion in the first nine months of fiscal 2011. We have $4.4 billion available for future repurchases at November 26, 2011, under our June 2011 share repurchase program. Repurchased shares have been retired and constitute authorized but unissued shares.

During the third quarter of fiscal 2012, we paid our regular quarterly cash dividend of $0.16 per common share, or $58 million in the aggregate. During the same period one year ago, we paid a regular quarterly cash dividend of $0.15 per common share, or $60 million in the aggregate. As announced on December 14, 2011, our Board of Directors authorized payment of our next regular quarterly cash dividend of $0.16 per common share, payable on January 24, 2012, to shareholders of record as of the close of business on January 3, 2012.

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

We have a $1.0 billion 364-Day senior unsecured revolving credit facility (the "364-Day Facility Agreement") and a $1.5 billion five-year senior unsecured revolving credit facility (the Five-Year Facility Agreement") (collectively the "Agreements") with a syndicate of banks, with no borrowings outstanding on the Agreements at November 26, 2011. The 364-Day Facility Agreement expires in October 2012 (subject to a one-year term-out option) and the Five-Year Facility Agreement expires in October 2016. At December 29, 2011, we had no borrowings outstanding under the Agreements.

We also have $868 million available under unsecured revolving credit and demand facilities related to our International segment operations, of which $163 million was outstanding at November 26, 2011.

Our ability to access our facilities is subject to our compliance with the terms and conditions of such facilities, including financial covenants. The financial covenants require us to maintain certain financial ratios. At November 26, 2011, we were in compliance with all such financial covenants. If an event of default were to occur with respect to any of our other debt, it would likely constitute an event of default under our facilities as well.

Our credit ratings and outlooks at December 29, 2011, are summarized below. In June 2011, Fitch Ratings Ltd. (“Fitch”) lowered our rating from BBB+ with a negative outlook to BBB– with a stable outlook, citing increased economic pressures and competition in the consumer electronics industry. This change had no material impact on our current borrowing costs, and we believe it will not have a material impact on our ability to raise further debt financing in the future or the prospective borrowing costs associated with such debt. The ratings and outlooks issued by Moody’s Investors Service, Inc. (“Moody’s”) and Standard & Poor’s Rating Services (“Standard & Poor’s”) are consistent with the ratings and outlooks reported in our Annual Report on Form 10-K for the fiscal year ended February 26, 2011.

Rating Agency	Rating	Outlook
Fitch	BBB–	Stable
Moody’s	Baa2	Stable
Standard & Poor’s	BBB–	Stable

Credit rating agencies review their ratings periodically and, therefore, the credit rating assigned to us by each agency may be subject to revision at any time. Accordingly, we are not able to predict whether our current credit ratings will remain as disclosed above. Factors that can affect our credit ratings include changes in our operating performance, the economic environment, conditions in the retail and consumer electronics industries, our financial position, and changes in our business strategy. If further changes in our credit ratings were to occur, they could impact, among other things, our future borrowing costs, access to capital markets, vendor financing terms and future new-store leasing costs. In addition, the conversion rights of the holders of our convertible debentures in the amount of $387 million could be accelerated if our credit ratings were to be downgraded by Moody’s and Standard & Poor’s to below Ba2 and BB, respectively.

Auction Rate Securities and Restricted Cash

At November 26, 2011, and November 27, 2010, we had $81 million and $131 million, respectively, invested in ARS recorded at fair value within short-term investments and equity and other investments (long-term) in our condensed consolidated balance sheets. The majority of our ARS portfolio is AAA/Aaa-rated and collateralized by student loans, which are guaranteed 95% to 100% by the U.S. government. Due to the auction failures that began in February 2008, we have been unable to liquidate many of our ARS. The investment principal associated with our remaining ARS subject to failed auctions will not be accessible until successful auctions occur, a buyer is found outside of the auction process, the issuers establish a different form of financing to replace these securities or final payments are due according to the contractual maturities of the debt issues, which range from five to 30 years. We do not intend to sell our remaining ARS until we can recover the full principal amount through one of the means described above. In addition, we do not believe it is more likely than not we would be required to sell our remaining ARS until we can recover the full principal amount based on our other sources of liquidity.

Our liquidity also is affected by restricted cash balances that are pledged as collateral or restricted to use for vendor payables, general liability insurance, workers’ compensation insurance and customer warranty and insurance programs. Restricted cash and cash equivalents, which are included in other current assets, were $528 million, $488 million and $484 million at November 26, 2011, February 26, 2011, and November 27, 2010, respectively. The increase in restricted assets from the third quarter of fiscal 2011 and the end of fiscal 2011 was due primarily to increased cash reserves within our captive insurance business.

Debt and Capital

At November 26, 2011, we had short-term debt outstanding under our various credit and demand facilities of $163 million, a decrease from $557 million at February 26, 2011 and $690 million at November 27, 2010. The decrease from the end of fiscal 2011 is the result of decreased borrowings on our Europe facilities due to increased cash generated from our European operating activities, and the decrease compared to the prior-year period is due to decreased borrowings in our Domestic segment as a result of increased cash from the $1 billion issuance of long-term debt securities in the first quarter of fiscal 2012.

U.S. Revolving Credit Facilities

In October 2011, Best Buy Co., Inc. entered into the 364-Day Facility Agreement and the Five-Year Facility Agreement with JPMorgan Chase Bank, N.A. (“JPMorgan”), as administrative agent, and a syndicate of banks. The Agreements replaced the $2.3 billion senior unsecured revolving credit facility, as amended (the “Credit Facility”), with a syndicate of banks, including JPMorgan acting as administrative agent. The Credit Facility was originally scheduled to expire in September 2012. The Agreements permit borrowings up to $2.5 billion (which may be increased to up to $3.0 billion at our option under certain circumstances) and a $300 million letter of credit sublimit. The 364-Day Facility Agreement and Five-Year Facility Agreement terminate in October 2012 (subject to a one-year term-out option) and October 2016, respectively. See Note 6, Debt, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for the quarter ended November 26, 2011, for further description of the U.S. Revolving Credit Facilities.

Europe Revolving Credit Facility

In July 2011, Best Buy Europe, a venture between Best Buy Co., Inc. and Carphone Warehouse Group plc, entered into a new £400 million ($623 million based on the exchange rate in effect as of the end of the third quarter of fiscal 2012) unsecured revolving credit facility agreement (the “New RCF”) with ING Bank N.V., London Branch, as agent, and a syndicate of banks to finance its working capital needs. The New RCF expires in July 2015.

The New RCF replaced the existing £350 million receivables financing facility (the “ERF”) between a subsidiary of Best Buy Europe and a syndicate of banks, including Barclays Bank PLC acting as administrative agent. The ERF was originally scheduled to expire in July 2012. The New RCF also replaced Best Buy Europe’s existing £125 million revolving credit facility (the “RCF”) with one of Best Buy Co., Inc.’s subsidiaries and Carphone Warehouse Group plc as lenders. The RCF was originally scheduled to expire in March 2013. See Note 6, Debt, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for the quarter ended November 26, 2011, for further description of the Europe Revolving Credit Facility.

2016 and 2021 Notes

In March 2011, we issued $350 million principal amount of notes due March 15, 2016 (the “2016 Notes”) and $650 million principal amount of notes due March 15, 2021 (the “2021 Notes”, and together with the 2016 Notes, the “Notes”). The 2016 Notes bear interest at a fixed rate of 3.75% per year, while the 2021 Notes bear interest at a fixed rate of 5.50% per year. Interest on the Notes is payable semi-annually on March 15 and September 15 of each year, beginning September 15, 2011. The Notes were issued at a slight discount to par, which when coupled with underwriting discounts of $6 million, resulted in net proceeds from the sale of the Notes of $990 million. See Note 6, Debt, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for the quarter ended November 26, 2011, for further description of the 2016 and 2021 Notes.

In addition, see Note 6, Debt, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended February 26, 2011, for additional information regarding our debt.

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

Significant Accounting Policies and Estimates

We describe our significant accounting policies in Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended February 26, 2011. We discuss our critical accounting estimates in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended February 26, 2011. There has been no significant change in our significant accounting policies or critical accounting estimates since the end of fiscal 2011, except as it relates to our estimates surrounding the valuation of the goodwill in our Best Buy Europe reporting unit as described in Note 4, Goodwill and Intangible Assets, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for the quarter ended November 26, 2011.

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

Safe Harbor Statement Under the Private Securities Litigation Reform Act

Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), provide a “safe harbor” for forward looking statements to encourage companies to provide prospective information about their companies. With the exception of historical information, the matters discussed in this Quarterly Report on Form 10-Q are forward looking statements and may be identified by the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “foresee,” “plan,” “project,” “outlook,” and other words and terms of similar meaning. Such statements reflect our current view with respect to future events and are subject to certain risks, uncertainties and assumptions. A variety of factors could cause our future results to differ materially from the anticipated results expressed in such forward looking statements. Readers should review Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended February 26, 2011, for a description of important factors that could cause our actual results to differ materially from those contemplated by the forward looking statements made in this Quarterly Report on Form 10-Q. Among the factors that could cause our actual results and outcomes to differ materially from those contained in such forward looking statements are the following: general economic conditions, changes in consumer preferences, credit market constraints, acquisitions and development of new businesses, divestitures, product availability, sales volumes, pricing actions and promotional activities of competitors, profit margins, weather, natural or man-made disasters, changes in law or regulations, foreign currency fluctuation, availability of suitable real estate locations, our ability to react to a disaster recovery situation, the impact of labor markets and new product introductions on our overall profitability, failure to achieve anticipated benefits of announced transactions, integration challenges relating to new ventures, consummation of the transaction with Carphone Warehouse as described above and unanticipated costs associated with previously announced or future restructuring activities.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In addition to the risks inherent in our operations, we are exposed to certain market risks, including adverse changes in foreign currency exchange rates and interest rates.

Foreign Currency Exchange Rate Risk

We have market risk arising from changes in foreign currency exchange rates related to our International segment operations. On a limited basis, we utilize foreign exchange forward contracts to manage foreign currency exposure to certain forecast inventory purchases, revenue streams and recognized receivable and payable balances. Our primary objective in holding derivatives is to reduce the volatility of net earnings and cash flows associated with changes in foreign currency exchange rates. Our foreign currency risk management strategy includes cash flow hedges as well as derivatives that are not designated as hedging instruments. The contracts have terms of up to two years. The aggregate notional amount and fair value recorded on our condensed consolidated balance sheets related to our foreign exchange forward and swap contracts outstanding was $441 million and $4 million, respectively, at November 26, 2011. The amount recorded in our consolidated statement of earnings related to all contracts settled and outstanding was a gain of $23 million in the third quarter of fiscal 2012. See Note 7, Derivative Instruments, of Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information regarding our derivative instruments.

The overall weakness of the U.S. dollar compared to the Canadian dollar, British pound and Chinese yuan since the end of the third quarter of fiscal 2011 has had a positive overall impact on our revenue as the foreign denominations translated into more U.S. dollars. It is not possible to determine the exact impact of foreign currency exchange rate fluctuations; however, the effect on reported revenue and net earnings can be estimated. We estimate that the overall weakness of the U.S. dollar had a favorable impact on our revenue of approximately $110 million and a negative impact on our net earnings of approximately $2 million in the third quarter of fiscal 2012.

Interest Rate Risk

Short- and long-term debt

At November 26, 2011, our short- and long-term debt was comprised primarily of credit facilities, our convertible debentures and our 2013 Notes, 2016 Notes and 2021 Notes. We do not manage the interest rate risk on our debt through the use of derivative instruments.

Our credit facilities’ interest rates may be reset due to fluctuations in a market-based index, such as the federal funds rate, the LIBOR, or the base rate or prime rate of our lenders. A hypothetical 100-basis-point change in the interest rates on the outstanding balance of our credit facilities as of November 26, 2011, would change our annual pre-tax earnings by $2 million.

There is no interest rate risk associated with our convertible debentures, 2013 Notes, 2016 Notes or 2021 Notes, as the interest rates are fixed at 2.25%, 6.75%, 3.75% and 5.50%, respectively, per annum.

Long-term investments in debt securities

At November 26, 2011, our long-term investments in debt securities were comprised of ARS. These investments are not subject to material interest rate risk. A hypothetical 100-basis point change in the interest rates on our ARS investments as of November 26, 2011, would change our annual pre-tax earnings by $1 million. We do not manage interest rate risk on our investments in debt securities through the use of derivative instruments.

Other Market Risks

Investments in auction rate securities

At November 26, 2011, we held $81 million in investments in ARS, which includes a $8 million pre-tax unrealized loss in accumulated other comprehensive income. Given current conditions in the ARS market, we may incur additional temporary unrealized losses or other-than-temporary realized losses in the future if market conditions were to persist and we were unable to recover the cost of our ARS investments. A hypothetical 100-basis point loss from the par value of these investments as of November 26, 2011, would result in a $1 million impairment.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), at November 26, 2011. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at November 26, 2011, our disclosure controls and procedures were effective.

There was no change in internal control over financial reporting during the fiscal quarter ended November 26, 2011, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Employment Discrimination Action

In December 2005, a purported class action lawsuit captioned, Jasmen Holloway, et al. v. Best Buy Co., Inc., was filed against us in the U.S. District Court for the Northern District of California (the “Court”). This federal court action alleged that we discriminate against women and minority individuals on the basis of gender, race, color and/or national origin in our stores with respect to our employment policies and practices. The action seeks an end to alleged discriminatory policies and practices, an award of back and front pay, punitive damages and injunctive relief, including rightful place relief for all class members. In June 2011, the plaintiffs filed a motion for preliminary approval of the parties' negotiated settlement including conditional certification of settlement classes and seeking a schedule for final approval. The proposed class action settlement terms included, in exchange for a release and dismissal of the action, certain changes to our personnel policies and procedures; payment to the nine named plaintiffs of $0.3 million in the aggregate; and payment in an amount to be determined by the Court, not to exceed $10 million, of a portion of the plaintiffs’ attorneys’ fees and costs. In November 2011, the Court fully approved the proposed class action settlement and consent decree; certified the settlement class; and approved and directed distribution of the settlement. We established an accrual based on the settlement terms, and intend for all payments in respect of this class action to be made in full by their due date, January 8, 2012. It is not reasonably possible that we will incur losses materially in excess of the recorded amount.

Securities Actions

In February 2011, a purported class action lawsuit captioned, IBEW Local 98 Pension Fund, individually and on behalf of all others similarly situated v. Best Buy Co., Inc., et al., was filed against us and certain of our executive officers in the U.S. District Court for the District of Minnesota. This federal court action alleges, among other things, that we and the officers named in the complaint violated Sections 10(b) and 20A of the Exchange Act and Rule 10b-5 under the Exchange Act in connection with press releases and other statements relating to our fiscal 2011 earnings guidance that had been made available to the public. Additionally, in March 2011, a similar purported class action was filed by a single shareholder, Rene LeBlanc, against us and certain of our executive officers in the same court. In July 2011, after an unopposed motion by IBEW Local 98 Pension Fund and Rene LeBlanc to consolidate their respective lawsuits was granted, a consolidated complaint captioned, IBEW Local 98 Pension Fund v. Best Buy Co., Inc., et al., was filed and served. We filed a motion to dismiss the consolidated complaint in September 2011, which was heard by the court in December 2011. We are awaiting the court's decision on that motion.

In June 2011, a purported shareholder derivative action captioned, Salvatore M. Talluto, Derivatively and on Behalf of Best Buy Co., Inc. v. Richard M. Schulze, et al., as Defendants and Best Buy Co., Inc. as Nominal Defendant, was filed against both present and former members of our Board of Directors serving during the relevant periods in fiscal 2011 and us as a nominal defendant in the U.S. District Court for the State of Minnesota. The lawsuit alleges that the director defendants breached their fiduciary duty, among other claims, including violation of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder, in failing to correct public misrepresentations and material misstatements and/or omissions regarding our fiscal 2011 earnings projections and, for certain directors, selling stock while in possession of material adverse non-public information. Additionally, in July 2011, a similar purported class action was filed by a single shareholder, Daniel Himmel, against us and certain of our executive officers in the same court. In November 2011, the parties' stipulation for consolidation of the respective lawsuits of Salvatore M. Talluto and Daniel Himmel into a new action to be captioned, In Re: Best Buy Co., Inc. Shareholder Derivative Litigation, was approved by the court and a stay ordered until after a final resolution of the motion to dismiss in the consolidated IBEW Local 98 Pension Fund v. Best Buy Co., Inc., et al. case.

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

The following table presents the total number of shares of our common stock that we purchased during the third quarter of fiscal 2012, the average price paid per share, the number of shares that we purchased as part of our publicly announced repurchase programs, and the approximate dollar value of shares that still could have been purchased at the end of the applicable fiscal period, pursuant to our June 2011 $5.0 billion share repurchase program:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
August 28, 2011, through October 1, 2011	4,959,902	$24.59	4,959,902	$4,626,000,000
October 2, 2011, through October 29, 2011	3,527,561	25.04	3,527,561	4,538,000,000
October 30, 2011, through November 26, 2011	4,090,770	26.91	4,090,770	4,428,000,000
Total Fiscal 2012 Third Quarter	12,578,233	25.47	12,578,233	4,428,000,000

(1)
“Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs” reflects our $5.0 billion share repurchase program announced on June 21, 2011, less the $252 million we purchased in the second quarter of fiscal 2012 and the $320 million we purchased in the third quarter of fiscal 2012. The June 2011 program has no stated expiration date governing the period over which we can purchase shares. For additional information related to the June 2011 program, see Note 10, Repurchase of Common Stock, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

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

2.1
Agreement and Plan of Merger, dated November 2, 2011, by and among Best Buy Co., Inc., Mars Acquisition Corporation, mindSHIFT Technologies, Inc., and Shareholder Representative Services LLC (incorporated herein by reference to the Current Report on Form 8-K filed by Best Buy Co., Inc. on November 7, 2011)

2.2
Implementation Agreement, dated December 12, 2011, by and among Best Buy Co., Inc., and Carphone Warehouse Group plc (incorporated herein by reference to the Current Report on Form 8-K/A filed by Best Buy Co., Inc. on December 14, 2011)

2.3
Carphone Warehouse Group plc Circular to Shareholders and Notice of General Meeting circulated December 23, 2011 (incorporated herein by reference to the Current Report on Form 8-K filed by Best Buy Co., Inc. on December 27, 2011)

4.1
364-Day Credit Agreement dated as of October 7, 2011, among Best Buy Co., Inc., the Subsidiary Guarantors, the Lenders, and JPMorgan Chase Bank, N.A., as administrative agent, as filed (incorporated herein by reference to the Current Report on Form 8-K filed by Best Buy Co., Inc. on October 12, 2011)

4.2
Five-Year Credit Agreement dated as of October 7, 2011, among Best Buy Co., Inc., the Subsidiary Guarantors, the Lenders, and JPMorgan Chase Bank, N.A., as administrative agent, as filed (incorporated herein by reference to the Current Report on Form 8-K filed by Best Buy Co., Inc. on October 12, 2011)

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

101
The following financial information from our Quarterly Report on Form 10-Q for the third quarter of fiscal 2012, filed with the SEC on January 3, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the condensed consolidated balance sheets at November 26, 2011; February 26, 2011; and November 27, 2010, (ii) the consolidated statements of earnings for the three and nine months ended November 26, 2011, and November 27, 2010, (iii) the consolidated statements of cash flows for the nine months ended November 26, 2011, and November 27, 2010, (iv) the consolidated statements of changes in shareholders’ equity for the nine months ended November 26, 2011, and November 27, 2010, and (v) the Notes to Condensed Consolidated Financial Statements.

___________________________________

(1)
The certifications in Exhibit 32.1 and Exhibit 32.2 to this Quarterly Report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEST BUY CO., INC.
(Registrant)

Date: January 3, 2012	By:	/s/ BRIAN J. DUNN
Brian J. Dunn
Chief Executive Officer
(duly authorized and principal executive officer)

Date: January 3, 2012	By:	/s/ JAMES L. MUEHLBAUER
James L. Muehlbauer
Executive Vice President — Finance
and Chief Financial Officer
(duly authorized and principal financial officer)

Date: January 3, 2012	By:	/s/ SUSAN S. GRAFTON
Susan S. Grafton
Senior Vice President, Controller
and Chief Accounting Officer
(duly authorized and principal accounting officer)