Form 10-K
period 2012-03-03
BEST BUY CO INC
filed 2012-05-01
CIK 764478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 3, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                           to
Commission file number 1-9595
________________________________
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
Securities registered pursuant to Section 12(g) of the Act: None
____________________________________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) ☐ Yes ☒ No
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of August 27, 2011, was approximately $6.6 billion, computed by reference to the price of $24.79 per share, the price at which the common equity was last sold on August 27, 2011, as reported on the New York Stock Exchange-Composite Index. (For purposes of this calculation all of the registrant's directors and executive officers are deemed affiliates of the registrant.)
As of April 26, 2012, the registrant had 342,198,524 shares of its Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement dated on or about May 9, 2012 (to be filed pursuant to Regulation 14A within 120 days after the registrant's fiscal year-end of March 3, 2012), for the regular meeting of shareholders to be held on June 21, 2012 ("Proxy Statement"), are incorporated by reference into Part III.

CAUTIONARY STATEMENT PURSUANT TO THE
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Section 27A of the Securities Act of 1933, as amended ("Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"), provide a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their companies. With the exception of historical information, the matters discussed in this Annual Report on Form 10-K are forward-looking statements and may be identified by the use of words such as "anticipate," "believe," "estimate," "expect," "intend," "foresee," "plan," "project," "outlook," and other words and terms of similar meaning. Such statements reflect our current view with respect to future events and are subject to certain risks, uncertainties and assumptions. A variety of factors could cause our future results to differ materially from the anticipated results expressed in such forward-looking statements. Readers should review Item 1A, Risk Factors, of this Annual Report on Form 10-K for a description of important factors that could cause our future results to differ materially from those contemplated by the forward-looking statements made in this Annual Report on Form 10-K. Our forward-looking statements speak only as of the date of this report or as of the date they are made, and we undertake no obligation to update our forward-looking statements.

BEST BUY    FISCAL    2012    FORM    10-K

PART I

Item 1.  Business.

Unless the context otherwise requires, the use of the terms "we," "us" and "our" in this Annual Report on Form 10-K refers to Best Buy Co., Inc. and, as applicable, its consolidated subsidiaries.

Description of Business

We are a multinational retailer of consumer electronics, computing and mobile phone products, entertainment products, appliances and related services. We operate retail stores and call centers and conduct online retail operations under a variety of brand names such as Best Buy (BestBuy.com, BestBuy.ca), Best Buy Mobile (BestBuyMobile.com), The Carphone Warehouse (CarphoneWarehouse.com), Five Star, Future Shop (FutureShop.ca), Geek Squad, Magnolia Audio Video, Pacific Sales and The Phone House (PhoneHouse.com). References to our Web site addresses do not constitute incorporation by reference of the information contained on the Web sites.

Information About Our Segments

During fiscal 2012, we operated two reportable segments: Domestic and International. The Domestic segment is comprised of the operations in all states, districts and territories of the U.S., operating under various brand names including, but not limited to, Best Buy, Best Buy Mobile, Geek Squad, Magnolia Audio Video and Pacific Sales.

The International segment is comprised of: (i) all Canada operations, operating under the brand names Best Buy, Best Buy Mobile, Cell Shop, Connect Pro, Future Shop and Geek Squad; (ii) all Europe operations, operating under the brand names The Carphone Warehouse, The Phone House and Geek Squad; (iii) all China operations, operating under the brand name Five Star and (iv) all Mexico operations, operating under the brand names Best Buy and Geek Squad.

Financial information about our segments is included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Note 14, Segment and Geographic Information, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Domestic Segment

We were incorporated in the state of Minnesota in 1966 as Sound of Music, Inc. Today, our U.S. Best Buy stores offer our customers a wide variety of consumer electronics, computing and mobile phone products, entertainment products, appliances and related services with variations on product assortments, staffing, promotions and store design to address specific customer groups and local market needs.

In fiscal 2001, we acquired Magnolia Hi-Fi, Inc. — a Seattle-based, high-end retailer of audio and video products and services — to access an upscale customer segment. Today, we operate Magnolia Home Theater store-within-a-store experiences in certain U.S. Best Buy stores, offering customers high-end electronics with specially trained employees. In fiscal 2010, we also began operating Magnolia Design Center store-within-a-store experiences to further enhance the unique product offerings and high-touch customer service provided by the Magnolia brand in select U.S. Best Buy stores.

In fiscal 2003, we acquired Geek Squad Inc. Geek Squad provides repair, support and installation services. We acquired Geek Squad to further our plans of providing technology support services to customers. Geek Squad service is available in all U.S. Best Buy branded stores.

In fiscal 2007, we acquired California-based Pacific Sales Kitchen and Bath Centers, Inc. ("Pacific Sales"). Pacific Sales specializes in the sale and installation of high-end and mass-market premium brand kitchen appliances, plumbing fixtures and home entertainment products, with a focus on builders and remodelers. In fiscal 2011, we also began integrating Pacific Sales into select U.S. Best Buy stores via our store-within-a-store experience, offering customers many of the same products and services offered in that brand's stand-alone store format.

In fiscal 2007, we also developed the Best Buy Mobile concept through a management consulting agreement with U.K.-based The Carphone Warehouse Group PLC ("CPW"). Best Buy Mobile provides a comprehensive assortment of mobile phones, accessories and related services using experienced sales personnel, now in all U.S. Best Buy stores, as well as stand-alone stores.

In fiscal 2012, we acquired mindSHIFT Technologies, Inc ("mindSHIFT"), a managed service provider for small and mid-sized businesses, providing cloud services, data center services and professional services throughout the U.S.

In the future, we expect to see a reduction in the number of large-format stores, a reduction in square footage for certain of our large-format stores and a continuation of the growth in small-format Best Buy Mobile stores.

International Segment

Our International segment was established in fiscal 2002 with our acquisition of Future Shop Ltd., Canada's largest consumer electronics retailer. Since that acquisition, we have operated a dual-brand strategy in Canada by introducing the Best Buy brand, which allows us to retain Future Shop's brand equity and attract more customers by offering a choice of distinct store experiences.

In fiscal 2007, we acquired a 75% interest in Jiangsu Five Star Appliance Co., Ltd. ("Five Star"), one of China's largest appliance and consumer electronics retailers. In fiscal 2009, we acquired the remaining 25% interest in Five Star.

In fiscal 2009, we acquired a 50% share in Best Buy Europe Distributions Limited ("Best Buy Europe"). Best Buy Europe is a venture with CPW, consisting of CPW's former retail and distribution business with nearly 2,400 small-format The Carphone Warehouse and The Phone House stores, online channels, device insurance operations, and mobile and fixed-line telecommunication services.

In fiscal 2009, we also expanded our Best Buy Mobile operations to Canada by opening stand-alone stores. We now also offer the Best Buy Mobile store-within-a-store experience in all Canadian Best Buy branded stores. Also in fiscal 2009, we opened our first Best Buy branded store in Mexico, located in Mexico City.

As of the end of fiscal 2012, we had closed all of our large-format Best Buy branded stores in China, Turkey and the U.K.

In order to align our fiscal reporting periods and comply with statutory filing requirements in certain foreign jurisdictions, we consolidate the financial results of our Europe, China and Mexico operations on a two-month lag. Consistent with such consolidation, the financial and non-financial information presented in this Annual Report on Form 10-K relative to our Europe, China and Mexico operations is also presented on a two-month lag.

Operations

Domestic Segment

Our Domestic segment is primarily managed by product and service categories, with separate leadership teams responsible for each category. These teams are responsible for determining how their products and services are marketed through our three primary channels – retail stores, online and call centers. In addition to these teams, separate teams manage core capabilities (e.g., human resources and real estate management) and channel operations. Retail store operations are divided into territories and districts based on geography and store size. District managers monitor store operations and meet regularly with store managers to discuss performance.

Our U.S. Best Buy, U.S. Best Buy Mobile, Magnolia Audio Video and Pacific Sales stores have developed procedures for inventory management, transaction processing, customer relations, store administration, product sales and services, staff training and merchandise display that are standardized within each store brand. Corporate retail management for each store brand generally controls advertising, merchandise purchasing and pricing, as well as inventory policies. All stores within each store brand generally operate in the same manner under the standard procedures adjusted to local customer needs.

International Segment

Located throughout eight European countries, The Carphone Warehouse and The Phone House stores are significantly smaller than our Best Buy branded stores and employ sales associates that provide independent advice on the service and hardware best suited to each customer. Most phone sales require in-store registration with the mobile phone network operator facilitated by our employees, allowing the customer to leave the store with a fully active phone and a service contract. Advertising, merchandise purchasing and pricing and inventory policies for these stores are controlled by corporate retail management in each respective local market.

Canada store operations are organized to support two principal store brands. Future Shop stores have predominantly commissioned sales associates, whereas employees in Best Buy branded stores in Canada, like employees in U.S. Best Buy stores, are noncommissioned. Each store brand has national management that monitors store operations. All Canada stores use a standardized operating system that includes procedures for inventory management, transaction processing, customer relations, store administration, staff training and merchandise display. Advertising, merchandise purchasing and pricing and inventory policies are centrally controlled. Our Best Buy Mobile stores in Canada employ an operating model similar to that used in our U.S. Best Buy Mobile stores.

Our Five Star stores primarily utilize vendor employees and full-time sales associates to sell our products. Corporate retail management generally controls advertising, merchandise purchasing and pricing, and inventory policies, although management for individual regions within our Five Star brand may vary these operations locally to adapt to customer needs.

Our Best Buy branded stores in Mexico employ an operating model similar to that used in our U.S. Best Buy stores.

Merchandise and Services

Domestic Segment

U.S. Best Buy stores and the related online channel have offerings in six revenue categories: Consumer Electronics, Computing and Mobile Phones, Entertainment, Appliances, Services and Other. Consumer Electronics consists primarily of video and audio products. Video products include televisions, e-Readers, navigation products, digital cameras and accessories, digital camcorders and accessories and DVD and Blu-ray players. Audio products include MP3 players and accessories, home theater audio systems and components, musical instruments and mobile electronics such as car stereo and satellite radio products. The Computing and Mobile Phones revenue category includes notebook and desktop computers, tablets, monitors, mobile phones and related subscription service commissions, hard drives and other storage devices, networking equipment, office supplies and other related accessories such as printers. The Entertainment revenue category includes video gaming hardware and software, DVDs, Blu-rays, CDs, digital downloads and computer software. The Appliances revenue category includes both major and small appliances. The Services revenue category consists primarily of service contracts, extended warranties, computer-related services, product repair, and delivery and installation for home theater, mobile audio and appliances. The Other revenue category includes non-core offerings such as snacks and beverages.

U.S. Best Buy Mobile offerings are included in our Computing and Mobile Phones and Services revenue categories. Revenue from U.S. Best Buy Mobile stand-alone stores is primarily derived from mobile phone hardware, subscription service commissions from mobile phone network operators and associated mobile phone accessories.

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

The offerings from our managed service provider for small and mid-sized businesses, mindSHIFT, are included in our Services revenue category and consist primarily of information technology-related service contracts.

International Segment

Our The Carphone Warehouse and The Phone House stores in Europe have offerings in two revenue categories: Computing and Mobile Phones and Services. Computing and Mobile Phones consists primarily of mobile phone hardware, subscription service commissions from mobile phone network operators, associated mobile phone accessories and tablets. Services consists of insurance operations, providing protection primarily for the replacement of a lost, stolen or damaged mobile phones and tablets, as well as mobile and fixed-line telecommunication services, billing management services and Geek Squad repair services.

In Canada, the Future Shop and Best Buy branded stores have offerings in five revenue categories: Consumer Electronics, Computing and Mobile Phones, Entertainment, Services and Other, and at Future Shop only, a sixth revenue category, Appliances. Consumer Electronics consists of video and audio products. Video products include televisions, e-Readers, navigation products, digital cameras and accessories, digital camcorders and accessories and DVD and Blu-ray players. Audio products encompass MP3 players and accessories, home theater audio systems and components, musical instruments and mobile electronics such as car stereo and accessories. The Computing and Mobile Phones revenue category includes notebook and desktop computers, tablets, monitors, mobile phones and related subscription service commissions, hard drives and other storage devices, networking equipment, office supplies and related accessories such as printers. The Entertainment revenue category includes video game hardware and software, DVDs, Blu-rays, CDs and computer software. The Appliances revenue category includes both major and small appliances. The Services revenue category includes extended warranties, repair, delivery, computer-related services and home theater installation. The Other revenue category includes non-core offerings such as snacks and beverages.

Although Future Shop and Best Buy branded stores in Canada offer similar revenue categories (except for major Appliances, which are only offered at Future Shop stores), there are differences in product brands and depth of selection within revenue categories. Further, Geek Squad services are only available in the Best Buy branded stores with Future Shop's service offerings branded as Connect Pro.

Canada Best Buy Mobile offerings are included in our Computing and Mobile Phones revenue category. Revenue from Canada Best Buy Mobile stand-alone stores is primarily derived from mobile phone hardware, subscription service commissions from mobile phone network operators and related mobile phone accessories.

In China, our Five Star stores have offerings in four revenue categories: Appliances, Consumer Electronics, Computing and Mobile Phones and Services. Our Five Star stores do not carry products in our Entertainment revenue category. The Appliances revenue category includes both major and small appliances, air conditioners and housewares. The Consumer Electronics revenue category consists of video and audio products, including televisions, digital cameras, MP3 players and accessories. The Computing and Mobile Phones revenue category includes desktop and notebook computers, tablets, mobile phones, traditional telephones and accessories. The Services revenue category includes extended warranties, repair, delivery, computer-related services and installation.

Our Best Buy branded stores in Mexico have offerings in six revenue categories: Consumer Electronics, Computing and Mobile Phones, Entertainment, Appliances, Services and Other, with products and services similar to those of our U.S. Best Buy stores.

Distribution

Domestic Segment

Generally, U.S. Best Buy, U.S. Best Buy Mobile, Magnolia Audio Video and Pacific Sales stores' merchandise, except for major appliances and large-screen televisions, is shipped directly from manufacturers to our distribution centers located throughout the U.S. Major appliances and large-screen televisions are shipped to satellite warehouses in each major market. These stores are dependent upon the distribution centers for inventory storage and shipment of most merchandise. However, in order to meet release dates for selected products and to improve inventory management, certain merchandise is shipped directly to our stores from manufacturers and distributors. Contract carriers ship merchandise from the distribution centers to stores, though Pacific Sales stores' merchandise is generally fulfilled directly to customers through a distribution center in California. Generally, U.S. Best Buy online merchandise sales are either picked up at U.S. Best Buy stores or fulfilled directly to customers through our distribution centers.

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

We receive our Five Star stores' merchandise at nearly 50 distribution centers and warehouses located throughout the Five Star retail chain, the largest of which is located in Nanjing, Jiangsu Province. Our Five Star stores are dependent upon the distribution centers for inventory storage and the shipment of most merchandise to our stores or customers. Large merchandise, such as major appliances, is generally fulfilled directly to customers through our distribution centers and warehouses.

Our Best Buy branded stores in Mexico have distribution methods similar to that of our U.S. Best Buy stores.

Suppliers and Inventory

Our strategy depends, in part, upon our ability to offer customers a broad selection of name-brand products and, therefore, our success is dependent upon satisfactory and stable supplier relationships. In fiscal 2012, our 20 largest suppliers accounted for just over 60% of the merchandise we purchased, with five suppliers — Apple, Samsung, Hewlett-Packard, Sony and Toshiba — representing 40% of total merchandise purchased. The loss of or disruption in supply from any one of these major suppliers could have a material adverse effect on our revenue and earnings. We generally do not have long-term written contracts with our major suppliers that would require them to continue supplying us with merchandise. We have no indication that any of our suppliers plan to discontinue selling us merchandise. At various times throughout fiscal 2012, our ability to maintain satisfactory sources of supply for certain products was directly affected by supply chain interruptions in the industry caused by natural disasters in foreign countries. However, we generally expect that adequate sources of supply will be available for the various types of merchandise we sell.

We carefully monitor and manage our inventory levels to match quantities on hand with consumer demand as closely as possible. Key elements to this inventory management process include, without limitation, the following:

•	continuous monitoring of historical and projected consumer demand;

•	continuous monitoring and adjustment of inventory receipt levels;

•	agreements with vendors relating to reimbursement for the cost of markdowns or sales incentives; and

•	agreements with vendors relating to return privileges for certain products.

We also have a global sourcing operation in China in order to design, develop, test and contract manufacture our own line of exclusive brand products.

Store Development

Our store development program has historically focused on testing stores in new markets; adding stores within existing markets; and relocating, remodeling and expanding existing stores in order to offer new products and services to our customers.

In our Domestic segment, our current store development strategy is focused on increasing our retail points of presence, while decreasing our overall store square footage, for increased flexibility in a multi-channel environment. This includes our plans to remodel existing key stores in test markets with our new "Connected Store" format in fiscal 2013, as well as increasing the number of small-format Best Buy Mobile stand-alone stores. We announced plans to close approximately 50 large-format Best Buy branded stores in the U.S. in fiscal 2013 and explore options for downsizing other stores throughout our portfolio.

In our International segment, we have recently exited or closed our large-format Best Buy branded stores in the China, Turkey, and U.K. markets. We intend to focus our international store strategy on areas we believe offer the best opportunity for profitable growth, such as Five Star in China and our small-format The Carphone Warehouse and The Phone House stores in Europe.

Domestic Segment

During fiscal 2012, we opened 135 new stores and closed five stores in our Domestic segment. Although we have closed all of our Geek Squad stand-alone stores, we offer Geek Squad support services, as well as the Best Buy Mobile store-within-a-store experience, in all U.S. Best Buy stores.

The following tables show our Domestic segment stores open at the beginning and end of each of the last three fiscal years:

	U.S. Best Buy Stores	U.S. Best Buy Mobile Stand-Alone Stores	Pacific Sales Stores	Magnolia Audio Video Stores
Total stores at end of fiscal 2011	1,099	177	35	6
Stores opened	7	128	—	—
Stores closed	(3)	—	(1)	(1)
Total stores at end of fiscal 2012	1,103	305	34	5

	U.S. Best Buy Stores	U.S. Best Buy Mobile Stand-Alone Stores	Pacific Sales Stores	Magnolia Audio Video Stores	Geek Squad Stand-Alone Stores
Total stores at end of fiscal 2010	1,069	74	35	6	6
Stores opened	31	103	—	—	—
Stores closed	(1)	—	—	—	(6)
Total stores at end of fiscal 2011	1,099	177	35	6	—

	U.S. Best Buy Stores	U.S. Best Buy Mobile Stand-Alone Stores	Pacific Sales Stores	Magnolia Audio Video Stores	Geek Squad Stand-Alone Stores
Total stores at end of fiscal 2009	1,023	38	34	6	6
Stores opened	46	36	1	—	—
Stores closed	—	—	—	—	—
Total stores at end of fiscal 2010	1,069	74	35	6	6

International Segment

During fiscal 2012, we opened 219 new stores, primarily within our Best Buy Europe and Five Star operations, and closed 114 stores in our International segment, primarily within our Best Buy Europe business. Our small-format stores in Europe tend to have a greater number of store openings and closings compared to our other store formats, as we continually reposition and resize stores in certain markets and locations in order to optimize overall performance. We offer Geek Squad support services in all Best Buy branded stores and within select The Carphone Warehouse and The Phone House stores in the U.K and Spain, as well as similar Connect Pro branded services in Future Shop stores. We offer the Best Buy Mobile store-within-a-store experience in all Best Buy branded stores in Canada, with a similar Cell Shop branded concept in the majority of Future Shop stores.

The following tables show our International segment stores open at the beginning and end of each of the last three fiscal years:

	Europe	Canada			China	Mexico
	The Carphone Warehouse and The Phone House Stores	Future Shop Stores	Best Buy Stores	Best Buy Mobile Stand-Alone Stores	Five Star Stores	Best Buy Stores
Total stores at end of fiscal 2011	2,357	146	71	10	166	6
Stores opened	145	5	6	20	41	2
Stores closed	(109)	(2)	—	—	(3)	—
Total stores at end of fiscal 2012	2,393	149	77	30	204	8

	Europe	Canada			China	Mexico
	The Carphone Warehouse and The Phone House Stores	Future Shop Stores	Best Buy Stores	Best Buy Mobile Stand-Alone Stores	Five Star Stores	Best Buy Stores
Total stores at end of fiscal 2010	2,371	144	64	4	158	5
Stores opened	85	2	7	6	12	1
Stores closed	(99)	—	—	—	(4)	—
Total stores at end of fiscal 2011	2,357	146	71	10	166	6

	Europe	Canada			China	Mexico
	The Carphone Warehouse and The Phone House Stores	Future Shop Stores	Best Buy Stores	Best Buy Mobile Stand-Alone Stores	Five Star Stores	Best Buy Stores
Total stores at end of fiscal 2009	2,380	139	58	3	164	1
Stores opened	79	5	6	1	6	4
Stores closed	(88)	—	—	—	(12)	—
Total stores at end of fiscal 2010	2,371	144	64	4	158	5

The store activity tables above exclude the impact of our recently closed large-format Best Buy branded stores in China, Turkey and the U.K., as well as recently sold The Phone House stores in Belgium, all of which are now included in the results of our discontinued operations.

Fiscal 2013 Store Opening and Closing Plans

As part of our current store development strategy focused on increasing retail points of presence while decreasing our overall square footage, we plan to open approximately 100 small-format Best Buy Mobile stand-alone stores and close approximately 50 large-format Best Buy branded stores in the U.S. in fiscal 2013. Our International store development strategy consists primarily of opening approximately 50 Five Star stores in China, including 14 new mobile store-within-a-store concepts.

Intellectual Property

We own or have the right to use valuable intellectual property such as trademarks, service marks and tradenames, including, but not limited to, "Best Buy," "Best Buy Mobile," "The Carphone Warehouse," "Dynex," "Five Star," "Future Shop," "Geek Squad," "Init," "Insignia," "Magnolia," "mindSHIFT," "Pacific Sales," "The Phone House" and "Rocketfish," and our "Yellow Tag" logo.

We have secured domestic and international trademark and service mark registrations for many of our brands. We have also secured patents for many of our inventions. We believe our intellectual property has significant value and is an important factor in the marketing of our company, our stores, our products and our Web sites.

Seasonality

Our business, like that of many retailers, is seasonal. Historically, we have realized more of our revenue and a large portion of our earnings in the fiscal fourth quarter, which includes the majority of the holiday shopping season in the U.S., Europe and Canada, than in any other fiscal quarter.

Working Capital

We fund our business operations through a combination of available cash and cash equivalents, short-term investments and cash flows generated from operations. In addition, our revolving credit facilities are available for additional working capital needs, for general corporate purposes and investment opportunities. Our working capital needs are typically greatest in the months leading up to the holiday shopping season as we purchase inventories in advance of expected sales.

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

Competition

Our primary competitors are consumer electronics retailers including vendors who offer their products direct to the consumer, internet-based businesses, wholesale clubs, discount chains and home-improvement superstores.

Some of our competitors operate low cost operating structures and seek to compete for sales purely on price. In addition, in the U.S., internet-only operators receive an exemption from collecting sales taxes for sales in certain states. We believe this advantage will continue to be eroded as sales tax rules are re-evaluated at both the state and federal level. We carefully monitor pricing offered by our competitors and continuously adjust our pricing and promotions to maintain our competitiveness. In most of our locations, we offer some form of price-match to our store-based competitors. In order to allow this, we are focused on maintaining efficient operations, leveraging the economies of scale available to us and our global vendor partnerships.

In addition to price, we believe our ability to deliver a high quality customer experience offers us a key competitive advantage. We believe our dedicated and knowledgeable people, integrated store and online channels, broad product assortment, range of focused service and support offerings, distinct store formats and brand marketing strategies are important ways in which we maintain this advantage.

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

Our energy efficient practices include a centralized automated energy management system for our U.S. Best Buy stores and retail energy reports by store. We continue to evolve our High Performance Building Program as we remodel and update locations. For example, where economically viable, during remodels we are installing skylights and dimmable lighting which enables us to reduce our energy consumption. These energy efficiency improvements, as well as process enhancements, have helped us reduce our own carbon footprint. In calendar 2010, we set a new long-term goal of reducing our carbon dioxide emissions by 20% by calendar 2020 (over a 2009 baseline). During calendar 2011, our retail stores, distribution centers and corporate offices reduced over 59,000 metric tons of carbon dioxide (CO2) emissions, an “absolute” decrease of 7.5% from the previous calendar year.

We continue to experience consumer demand for environmentally-friendly products and services, which leads us to focus on providing energy efficient products and a means to recycle old products. Our U.S. Best Buy customers purchased over 24 million ENERGY STAR® qualified products in calendar 2011. Through our ENERGY STAR® program, we helped our customers realize utility bill savings of over $143 million in calendar 2011. This energy savings equates to just over 2 billion pounds of CO2 avoidance, or the equivalent of removing 180,000 cars from the road. We are also investing in a number of technologies and partnerships that increase our product and service offerings to our customers including: home automation; alternative fuel sources and transportation; and partnerships with utility companies in 23 states in the U.S. that will allow for more affordable consumer purchases of energy efficient products.

Our nationwide consumer electronics take-back program allows customers to bring many consumer electronics products to our U.S. stores for free recycling. This recycling program is available in all U.S. Best Buy stores. We also collect old, inefficient appliances for recycling through a haul-away program. Best Buy has publicly committed to recycle 1 billion pounds of consumer goods. Through this program, Best Buy helps to reduce the overall energy impact of our supply chain and minimize the impact of mining for raw material. Since June 2008, when our goal was announced, we have diverted 500 million pounds from the waste stream. We project attaining our goal in 2014.

Continued efforts to be more environmentally conscious in our exclusive brands packaging focused on the use of recycled materials, non-solvent coatings and organic inks where possible. Through a variety of opportunities, we reduced plastic usage by 713 tons and eliminated 803 tons of PVC from our exclusive brands packaging during fiscal 2012.

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

Number of Employees

At the end of fiscal 2012, we employed approximately 167,000 full-time, part-time and seasonal employees worldwide. We consider our employee relations to be good. We offer our employees a wide array of company-paid benefits that vary within our company due to customary local practices and statutory requirements, which we believe are competitive in the aggregate relative to others in our industry.

Financial Information About Geographic Areas

We operate two reportable segments: Domestic and International. Financial information regarding the Domestic and International geographic areas is included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Note 14, Segment and Geographic Information, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

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

We make available, free of charge on our Web site, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file these documents with, or furnish them to, the SEC. These documents are posted on our Web site at www.investors.bestbuy.com — select the "Financial Performance" link and then the "SEC Filings" link.

We also make available, free of charge on our Web site, the Corporate Governance Principles of our Board of Directors ("Board") and our Code of Business Ethics (including any amendment to, or waiver from, a provision of our Code of Business Ethics) adopted by our Board, as well as the charters of all of our Board's committees: Audit Committee, Compensation and Human Resources Committee, Finance and Investment Policy Committee, Global Strategy Committee and Nominating,

Corporate Governance and Public Policy Committee. These documents are posted on our Web site at www.investors.bestbuy.com — select the the "Corporate Governance" link.

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

If any of the events described below occur, our business, financial condition, results of operations, liquidity or access to sources of financing could be materially adversely affected. The following risks could cause our actual results to differ materially from our historical experience and from results predicted by forward-looking statements made by us or on our behalf related to conditions or events that we anticipate may occur in the future. The following risks should not be construed as an exhaustive list of all factors that could cause actual results to differ materially from those expressed in forward-looking statements made by us or on our behalf. All forward-looking statements made by us or on our behalf are qualified by the risks described below.

If we do not anticipate and respond to changing consumer preferences in a timely manner, our operating results could materially suffer.

Our business depends, in large part, on our ability to successfully introduce new products, services and technologies to consumers, the frequency of such introductions, the level of consumer acceptance, and the related impact on the demand for existing products, services and technologies. Consumers continue to have a wide variety of choices in terms of how and where they purchase these products, services and technologies. Consumers also continue to benefit from the convergence of technology products, where one product combines and replaces several others. Failure to accurately predict and adapt to constantly changing consumer tastes, preferences, spending patterns and other lifestyle decisions, or to effectively address consumer concerns, could have a material adverse effect on our revenue, results of operations and reputation with our customers.

Economic conditions in the U.S. and key international markets or other conditions leading to a decline in consumer discretionary spending may materially adversely impact our operating results.

We sell certain products and services that consumers may view as discretionary items rather than necessities. As a result, our results of operations tend to be more sensitive to changes in macroeconomic conditions that impact consumer spending, including discretionary spending. Other factors, including consumer confidence, employment levels, interest rates, tax rates, consumer debt levels, consumers' ability to obtain credit, and fuel and energy costs could reduce consumer spending or change consumer purchasing habits. In the past three fiscal years, many of these factors adversely affected consumer spending and, consequently, our business and results of operations. A slowdown in the U.S. or global economy, continued economic and financial instability in Europe, or an uncertain economic outlook, could materially adversely affect consumer spending habits and our operating results in the future.

The domestic and international political situation also affects consumer confidence. The threat or outbreak of domestic or international terrorism, civil unrest or other hostilities could lead to a decrease in consumer spending. Similarly, an overly anti-business climate or sentiment could potentially lead consumers to decrease or shift their spending habits. Any of these events and factors could cause a decrease in revenue or an increase in inventory markdowns or certain operating expenses, which could materially adversely affect our results of operations.

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

Our performance is dependent on attracting and retaining qualified employees who are able to develop the skills necessary to achieve our business strategies. We believe our competitive advantage is providing unique end-to-end solutions for each individual customer, which requires us to have highly trained and engaged employees. Our success depends in part upon our ability to attract, develop and retain a sufficient number of qualified employees, including store, service and administrative personnel. The turnover rate in the retail industry is high, and qualified individuals of the requisite caliber and quantity needed to fill these positions may be in short supply in some areas. Our inability to recruit a sufficient number of qualified individuals in the future may delay planned openings of new stores or affect the speed with which we expand our initiatives, our exclusive brands and our international operations. Delayed store openings, significant increases in employee turnover rates or significant increases in labor costs could have a material adverse effect on our business, financial condition and results of operations.

We face strong competition from traditional store-based retailers, internet-based businesses, our vendors and other forms of retail commerce, which could materially adversely affect our revenue and profitability.

The retail business is highly competitive. We compete for customers, employees, locations, products and other important aspects of our business with many other local, regional, national and international retailers, as well as our vendors who offer their products and services direct to the consumer. We continue to face pressure from our competitors, some of which have greater market presence and financial resources than we do. In addition, certain internet-based businesses do not collect and remit state and local sales taxes in all of the states in which we are required to collect and remit such taxes. These factors could require us to reduce our prices or increase our costs of doing business. In addition, because our business strategy includes staffing and support models for both products and services, our cost structure is generally higher than those offering products only. Some of our vendors also continue to interact directly with customers by embedding their services into the products we sell. As a result of this competition and the potential for direct product distribution, we may experience lower revenue and/or higher operating costs, which could materially adversely affect our results of operations.

Our results of operations could materially deteriorate if we fail to maintain positive brand perception and recognition.

We operate a global portfolio of brands with a commitment to customer service and innovation. We believe that recognition and the reputation of our brands are key to our success. The advent of social media, which uses web-based technologies for interactive dialogue, represents an increasingly popular outlet for various types of feedback, opinions and criticism surrounding the perception and reputation of our business and our brands. Damage to the perception or reputation of our brands could result in declines in customer loyalty, lower employee morale and productivity concerns, and vendor relationship issues, and could ultimately have a material adverse effect on our business, financial condition and results of operations.

Our growth is dependent on the success of our strategies.

Our growth is dependent on our ability to identify, develop and execute our strategies. Our failure to properly deploy and utilize capital and other resources may adversely affect our initiatives designed to assist our customers in connecting to a digital lifestyle. We are focusing on areas where we see the greatest opportunities for growth and profit: growth in connections in mobile phones, tablets and other computing devices; enhanced digital and e-commerce strategies, including competitive online pricing, broader use of free shipping, expanded online assortment and the further development of the Best Buy Marketplace; growth in our services business; and expansion of our established business in China. Likewise, we recently announced a series of actions intended to transform our business, focusing on improving the customer experience and our financial performance, including the roll-out of our Connected Store format in select markets. Misjudgments or flaws in our execution of these initiatives and strategies could have a material adverse effect on our business, financial condition and results of operations. Refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, for further information surrounding our strategies.

Our ability to generate profitable growth is dependent upon the effective management of our property portfolio.

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

We may seek to expand or reposition our business in existing markets in order to attain a greater overall market share. Because our stores typically draw customers from their local areas, a new store may draw customers away from our nearby existing stores and may cause customer traffic and comparable store sales performance to decline at those existing stores.

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

Our current growth strategy includes refocusing our investments on areas that we believe have the potential to meet our rate of return expectations. We expect to continue the expansion of our small-format Best Buy Mobile stand-alone stores in the U.S. and our Five Star branded stores in China. We cannot ensure that our new stores, regardless of brand, size, format or market, will be profitably deployed. As a result, our future profitability may be materially adversely affected.

Additionally, in order to optimize the returns we realize from our property portfolio, we may vacate leased properties or modify the terms of such leases prior to the termination of the lease. If we are unable to effectively negotiate such changes with the landlords and/or find suitable subtenants, we may incur excessive lease costs associated with these actions.

The failure to control our costs could have a material adverse impact on our profitability.

Certain elements of our cost structure are largely fixed in nature. Consumer spending remains uncertain, which makes it more challenging for us to maintain or increase our operating income. As a result, we must continue to control our expense structure. Failure to manage our labor and benefit rates, advertising and marketing expenses, operating leases, other store expenses or indirect spending could delay or prevent us from achieving profitability goals or otherwise have a material adverse impact on our results of operations.

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

In fiscal 2012, Moody's Investors Service, Inc. and Standard & Poor's Ratings Services maintained their corporate and debt ratings at investment grade level with a stable outlook. Fitch Ratings Ltd. maintained its rating of our corporate and debt securities at investment grade level but lowered it from BBB+ to BBB-, while raising its outlook to stable. Subsequent to the end of fiscal 2012, Fitch Ratings Ltd. reaffirmed its corporate and debt rating, but revised its outlook to negative.

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

Our growth strategy also includes expansion via new business ventures, strategic alliances and acquisitions. Assessing a potential growth opportunity involves extensive due diligence. However, the amount of information we can obtain about a potential growth opportunity may be limited, and we can give no assurance that new business ventures, strategic alliances and acquisitions will positively affect our financial performance or will perform as planned. The success of these growth opportunities is also largely dependent on the current and future participation, working relationship and strategic vision of the business venture or strategic alliance partners. Integrating new businesses, stores and concepts can be a difficult task. Cultural differences in some markets into which we may expand or into which we may introduce new retail concepts may result in customers in those markets being less receptive than originally anticipated. These types of transactions may divert our capital and our management's attention from other business issues and opportunities. Further, implementing new strategic alliances or business ventures may also impair our relationships with our vendors or strategic partners. We may not be able to successfully assimilate or integrate companies that we acquire, including their personnel, financial systems, distribution, operations and general operating procedures. We may also encounter challenges in achieving appropriate internal control over financial reporting in connection with the integration of an acquired company. If we fail to assimilate or integrate acquired companies successfully, our business, reputation and operating results could suffer materially. Likewise, our failure to integrate and manage acquired companies successfully may lead to impairment of the associated goodwill and intangible asset balances.

Failure to protect the integrity, security and use of our customers' information and media could expose us to litigation and materially damage our standing with our customers.

The use of individually identifiable data by our business, our business associates and third parties is regulated at the state, federal and international levels. Increasing costs associated with information security – such as increased investment in technology, the costs of compliance with consumer protection laws and costs resulting from consumer fraud – could cause our business and results of operations to suffer materially. Additionally, the success of our online operations depends upon the secure transmission of confidential information over public networks, including the use of cashless payments. While we have taken significant steps to protect customer and confidential information, the intentional or negligent actions of employees, business associates or third parties may undermine our security measures. As a result, unauthorized parties may obtain access to our data systems and misappropriate confidential data. There can be no assurance that advances in computer capabilities, new discoveries in the field of cryptography or other developments will prevent the compromise of our customer transaction processing capabilities and personal data. Furthermore, because the methods used to obtain unauthorized access change frequently and may not be immediately detected, we may be unable to anticipate these methods or promptly implement preventative measures. If any such compromise of our security or the security of information residing with our business associates or third parties were to occur, it could have a material adverse effect on our reputation, operating results and financial condition. Any compromise of our data security may materially increase the costs we incur to protect against such breaches and could subject us to additional legal risk.

Risks associated with the vendors from whom our products are sourced could materially adversely affect our revenue and gross profit.

The products we sell are sourced from a wide variety of domestic and international vendors. In fiscal 2012, our 20 largest suppliers accounted for just over 60% of the merchandise we purchased. We generally do not have long-term written contracts with our major suppliers that would require them to continue supplying us with merchandise. If any of our key vendors fails to supply us with products or continue to develop new technologies that create consumer demand, we may not be able to meet the demands of our customers and our revenue could materially decline. Likewise, the formation and/or strengthening of business partnerships between our vendors and our competitors could directly alter the composition of products and level of customer purchasing within our stores and online, which could have a material adverse impact on our operating results.

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

Sales of our exclusive brands, which primarily include Insignia, Dynex, Init, Geek Squad and Rocketfish branded products, represent an important component of our revenue. Most of these products are manufactured under contract by vendors based in southeastern Asia. This arrangement exposes us to the following additional potential risks, which could materially adversely affect our reputation, financial condition and operating results:

•
We have greater exposure and responsibility to the consumer for warranty replacements and repairs as a result of product defects, as we generally have less recourse to contracted manufacturers for such warranty liabilities;

•
We may be subject to regulatory compliance and/or product liability claims relating to personal injury, death or property damage caused by such products, some of which may require us to take significant actions such as product recalls;

•
We may experience disruptions in the manufacturing or the logistics within the manufacturing environment in southeastern Asia caused by inconsistent and unanticipated order patterns, our inability to develop long-term relationships with key factories or unforeseen natural disasters;

•
We are subject to developing and often-changing labor and environmental laws for the manufacture of products in foreign countries, and we may be unable to conform to new rules or interpretations in a timely manner;

•	We may be subject to claims by technology owners if we inadvertently infringe upon their patents or other intellectual property rights, or if we fail to pay royalties owed on our products; and

•	We may be unable to obtain or adequately protect our patents and other intellectual property rights on our products, the new features of our products and/or our processes.

Maintaining consistent product quality, availability and competitive pricing of our exclusive brands products for our customers is critical to building and maintaining customer and brand loyalty. Changes in consumer acceptance or confidence relating to our exclusive brands products could materially reduce our overall revenues and negatively affect operating results.

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

•
The impact of new or changing statutes and regulations including, but not limited to, financial reform, environmental requirements, National Labor Relations Board rule changes, health care reform, corporate governance matters and/or other as yet unknown legislation, that could affect how we operate and execute our strategies as well as alter our expense structure;

•	The impact of changes in tax laws (or interpretations thereof by courts and taxing authorities) and accounting standards; and

•	The impact of litigation trends, including class action lawsuits involving consumers and shareholders, and labor and employment matters.

Defending against lawsuits and other proceedings may involve significant expense and divert management's attention and resources from other matters. Furthermore, pending regulatory rules regarding requirements to disclose efforts to identify the origin of “conflict minerals” in certain portions of our supply chain could increase the cost of doing business, adversely affecting our results of operations.

Changes to the National Labor Relations Act or other labor-related statutes or regulations could have a material adverse impact on our business.

The National Labor Relations Board continually considers changes to labor regulations, many of which could significantly impact the nature of labor relations in the U.S. and how union elections and contract negotiations are conducted. In 2011, the definition of a bargaining unit changed, making it possible for smaller groups of employees to organize labor unions. Furthermore, new representation election rules – which became effective on April 30, 2012 – have streamlined the election process, shortening the time between the filing of a petition and an election being held. Additional changes are anticipated in 2012. As of March 3, 2012, none of our U.S. operations had employees represented by labor unions or working under collective bargaining agreements. Changes in labor-related statutes or regulations could increase the percentage of elections won by unions, and employers of newly unionized employees would have a duty to bargain in good faith over matters such as wages, benefits and labor scheduling, which could increase our costs of doing business and materially adversely affect our results of operations.

Additional legislation or rulemaking relating to environmental matters, including but not limited to, energy emissions, could have a material adverse impact on our business.

Environmental legislation or rulemaking efforts could impose unexpected costs or impact us more directly than other companies due to our operations as a global consumer electronics retailer with over 4,000 stores and 91 distribution centers worldwide.

Specifically, environmental legislation or international agreements affecting energy, carbon emissions, water or product materials are continually being explored by governing bodies. Increasing energy and fuel costs, supply chain disruptions and other potential risks to our business, as well as any significant rulemaking or passage of any such legislation, could materially increase the cost to transport our goods and materially adversely affect our results of operations.

Regulatory developments in the U.S. could impact the promotional financing offers available to our credit card customers and have a material adverse impact on our revenue and profitability.

We offer promotional financing in the U.S. through credit cards issued by third party banks that manage and directly extend credit to our customers. The cardholders can receive low- or no-interest promotional financing on qualifying purchases. Promotional financing credit card sales accounted for 20%, 18% and 17% of our Domestic segment's revenue in fiscal 2012, 2011 and 2010, respectively.

If future legislative or regulatory restrictions or prohibitions arise that significantly alter the operational, economic or contractual aspects of these programs and we or the issuing banks are unable to adjust in a timely manner, our revenue and profitability may be materially adversely affected.

Changes to our credit card agreements could adversely impact our ability to facilitate the provision of consumer credit to our customers and could materially adversely impact our results of operations.

We have agreements with third party banks for the issuance of promotional financing and customer loyalty credit cards. Under the agreements, the banks manage and directly extend credit to our customers. The banks are the sole owner of the accounts receivable generated under the credit card programs and absorb losses associated with non-payment by the cardholders and fraudulent usage of the accounts. We earn revenue from fees the banks pay to us based on the number of credit card accounts activated and card usage, as well as revenue generated from various enhancement services products such as debt cancellation, credit monitoring and identity protection services . The banks also reimburse us for certain costs associated with our credit card programs. Financing fees are paid by us to the banks and are variable based on certain factors such as the London Interbank Offered Rate (“LIBOR”), charge volume and/or the types of promotional financing offers.

As a result of the continuing changes in the economic and regulatory environment for banks, these institutions continue to re-evaluate their strategies, practices and terms, including, but not limited to, the levels at which consumer credit is granted and the strategic focus on various business segments, such as the retail partner card business. If any of our credit card programs ended prematurely or the terms and provisions, or interpretations thereof, were substantially modified, our results of operations and financial condition may be materially adversely impacted.

Our International activities subject us to risks associated with the legislative, judicial, accounting, regulatory, political and economic conditions specific to the countries or regions in which we operate, which could materially adversely affect our financial performance.

We have a presence in various foreign countries, including Bermuda, Canada, China, France, Germany, Hong Kong, India, Ireland, Japan, Luxembourg, Mexico, the Republic of Mauritius, the Netherlands, Portugal, Spain, Sweden, Switzerland, Taiwan, Turks and Caicos, and the U.K. During fiscal 2012, our International segment's operations generated 26% of our revenue. Our future operating results in these countries and in other countries or regions throughout the world where we may operate in the future could be materially adversely affected by a variety of factors, many of which are beyond our control, including political conditions, economic conditions, legal and regulatory constraints and foreign currency regulations.

Specifically, significant concerns exist surrounding the ability of certain governments of member states of the European Union to meet their financial obligations and the indirect impacts this could have on the macroeconomic environment in Europe.

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

We have engaged Accenture LLP (“Accenture”), a global management consulting, technology services and outsourcing company, to manage significant portions of our information technology and human resources operations. We rely heavily on our management information systems for inventory management, distribution and other functions. We also rely heavily on human resources support to attract, develop and retain a sufficient number of qualified employees. Furthermore, we have engaged other key third-party business partners to manage various functions of our business, including but not limited to, customer loyalty programs, promotional financing and customer loyalty credit cards, customer warranty and insurance programs, and other outsourced functions. Any material disruption in our relationship with Accenture or other key third-party business partners could result in decreased revenue and increased overhead costs, causing our business and results of operations to suffer materially.

We are highly dependent on the cash flows and net earnings we generate during our fourth fiscal quarter, which includes the majority of the holiday selling season.

Approximately one-third of our revenue and more than one-half of our net earnings are historically generated in our fourth fiscal quarter, which includes the majority of the holiday shopping season in the U.S., Europe and Canada. Although our results for the fourth quarter of fiscal 2012 included certain impacts arising from the buy-out of a profit share agreement and from restructuring activities, we remain highly dependent on cash flows and net earnings generated during our fourth fiscal quarter. Unexpected events or developments such as natural or man-made disasters, product sourcing issues or adverse economic conditions in our fourth fiscal quarter could have a material adverse effect on our annual results of operations.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.
Stores, Distribution Centers and Corporate Facilities
Domestic Segment
The following table summarizes the location of our Domestic segment stores at the end of fiscal 2012:

	U.S. Best Buy Stores	U.S. Best Buy Mobile Stand-Alone Stores	Pacific Sales Stores	Magnolia Audio Video Stores
Alabama	15	5	—	—
Alaska	2	—	—	—
Arizona	26	—	2	—
Arkansas	9	4	—	—
California	126	29	31	3
Colorado	23	5	—	—
Connecticut	12	3	—	—
Delaware	4	—	—	—
District of Columbia	2	1	—	—
Florida	67	30	—	—
Georgia	30	6	—	—
Hawaii	2	—	—	—
Idaho	5	—	—	—
Illinois	58	14	—	—
Indiana	23	11	—	—
Iowa	13	—	—	—
Kansas	10	2	—	—
Kentucky	9	5	—	—
Louisiana	16	6	—	—
Maine	6	—	—	—
Maryland	25	11	—	—
Massachusetts	29	11	—	—
Michigan	34	10	—	—
Minnesota	28	9	—	—
Mississippi	9	2	—	—
Missouri	21	7	—	—
Montana	3	—	—	—
Nebraska	6	3	—	—
Nevada	10	4	1	—
New Hampshire	6	3	—	—
New Jersey	27	7	—	—
New Mexico	5	1	—	—
New York	55	13	—	—
North Carolina	34	14	—	—
North Dakota	4	—	—	—
Ohio	39	10	—	—
Oklahoma	13	3	—	—
Oregon	12	3	—	—
Pennsylvania	38	12	—	—
Puerto Rico	4	—	—	—
Rhode Island	2	—	—	—
South Carolina	15	4	—	—
South Dakota	2	1	—	—
Tennessee	17	6	—	—
Texas	110	25	—	—
Utah	10	—	—	—
Vermont	1	—	—	—
Virginia	37	10	—	—
Washington	20	4	—	2
West Virginia	5	—	—	—
Wisconsin	23	10	—	—
Wyoming	1	1	—	—
Total	1,103	305	34	5

The following table summarizes the ownership status and total square footage of our Domestic segment store locations at the end of fiscal 2012:

	U.S. Best Buy Stores	U.S. Best Buy Mobile Stand-Alone Stores	Pacific Sales Stores	Magnolia Audio Video Stores
Owned store locations	24	—	—	—
Owned buildings and leased land	37	—	—	—
Leased store locations	1,042	305	34	5
Square footage (in thousands)	42,413	428	876	68

The following table summarizes the location, ownership status and total square footage of space utilized for distribution centers, service centers and corporate offices by our Domestic segment at the end of fiscal 2012:

		Square Footage (in thousands)
	Location	Leased	Owned
Distribution centers	24 locations in 18 U.S. states	7,427	3,882
Geek Squad service centers(1)	Louisville, Kentucky	237	—
Principal corporate headquarters(2)	Richfield, Minnesota	—	1,452
Territory field offices	28 locations throughout the U.S.	163	—
Pacific Sales corporate office space	Torrance, California	15	—
Other corporate office space	Los Angeles, California	15	—

(1)	The leased space utilized by our Geek Squad operations is used primarily to service notebook and desktop computers.

(2)
Our principal corporate headquarters is an owned facility consisting of four interconnected buildings. Accenture, who manages significant portions of our information technology and human resources operations, and certain other of our vendors who provide us with a variety of corporate services, occupy a portion of our principal corporate headquarters. We may also sublease a portion of our our principal corporate headquarters to other businesses.

International Segment

In order to align our fiscal reporting periods and comply with statutory filing requirements in certain foreign jurisdictions, we consolidate the financial results of our Europe, China and Mexico operations on a two-month lag.

The following table summarizes the location of our International segment stores at the end of fiscal 2012:

	Europe		Canada			China	Mexico
	The Carphone Warehouse Stores	The Phone House Stores	Future Shop Stores	Best Buy Stores	Best Buy Mobile Stand-Alone Stores	Five Star Stores	Best Buy Stores
Europe
France	—	340	—	—	—	—	—
Germany	—	205	—	—	—	—	—
Ireland	83	—	—	—	—	—	—
Netherlands	—	187	—	—	—	—	—
Portugal	—	140	—	—	—	—	—
Spain	—	526	—	—	—	—	—
Sweden	—	110	—	—	—	—	—
United Kingdom	802	—	—	—	—	—	—
Canada
Alberta	—	—	18	11	5	—	—
British Columbia	—	—	24	13	5	—	—
Manitoba	—	—	5	2	—	—	—
New Brunswick	—	—	3	—	—	—	—
Newfoundland	—	—	1	1	—	—	—
Nova Scotia	—	—	6	2	—	—	—
Ontario	—	—	59	33	17	—	—
Prince Edward Island	—	—	1	—	—	—	—
Quebec	—	—	29	13	3	—	—
Saskatchewan	—	—	3	2	—	—	—
China
Anhui	—	—	—	—	—	17	—
Henan	—	—	—	—	—	11	—
Jiangsu	—	—	—	—	—	127	—
Shandong	—	—	—	—	—	12	—
Sichuan	—	—	—	—	—	7	—
Yunnan	—	—	—	—	—	6	—
Zhejiang	—	—	—	—	—	24	—
Mexico
Estado de Mexico	—	—	—	—	—	—	2
Distrito Federal	—	—	—	—	—	—	2
Guadalajara	—	—	—	—	—	—	3
Monterrey	—	—	—	—	—	—	1
Total	885	1,508	149	77	30	204	8

The following table summarizes the ownership status and total square footage of our International segment store locations at the end of fiscal 2012:

	Europe		Canada			China	Mexico
	The Carphone Warehouse Stores	The Phone House Stores	Future Shop Stores	Best Buy Stores	Best Buy Mobile Stand-Alone Stores	Five Star Stores	Best Buy Stores
Owned store locations	—	2	—	3	—	7	—
Leased store locations	885	1,506	149	74	30	197	8
Square footage (in thousands)	711	788	3,944	2,432	31	7,539	407

The following table summarizes the location, ownership status and total square footage of space utilized for distribution centers and corporate offices by our International segment at the end of fiscal 2012:

		Square Footage (in thousands)			Square Footage (in thousands)
	Distribution Centers	Leased	Owned	Principal Corporate Offices	Leased	Owned
Europe	Throughout five European countries	270	—	Acton, West London and throughout Europe	905	—
Canada	Brampton and Bolton, Ontario	1,763	—	Burnaby, British Columbia	141	—
	Vancouver, British Columbia	639	—
Five Star	Jiangsu Province, China	1,498	—	Corporate headquarters, Jiangsu Province, China	26	46
	Throughout the Five Star retail chain	952	—	District offices throughout the Five Star retail chain	170	—
Mexico	Estado de Mexico, Mexico	66	—	Distrito Federal, Mexico	21	—

Exclusive Brands

We lease approximately 52,000 square feet of office space in China to support our exclusive brands operations.

Operating Leases

Almost all of our stores and a majority of our distribution facilities are leased. Terms of the lease agreements generally range from 10 to 20 years. Most of the leases contain renewal options and rent escalation clauses.

Additional information regarding our operating leases is available in Note 11, Leases, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Item 3. Legal Proceedings.

Employment Discrimination Action

In December 2005, a purported class action lawsuit captioned, Jasmen Holloway, et al. v. Best Buy Co., Inc., was filed against us in the U.S. District Court for the Northern District of California (the “Court”). This federal court action alleged that we discriminate against women and minority individuals on the basis of gender, race, color and/or national origin in our stores with respect to our employment policies and practices. The action sought an end to alleged discriminatory policies and practices, an award of back and front pay, punitive damages and injunctive relief, including rightful place relief for all class members. In June 2011, the plaintiffs filed a motion for preliminary approval of the parties' negotiated settlement including conditional certification of settlement classes and seeking a schedule for final approval. The proposed class action settlement terms included, in exchange for a release and dismissal of the action, certain changes to our personnel policies and procedures; payment to the nine named plaintiffs of $0.3 million in the aggregate; and payment in an amount to be determined by the Court, not to exceed $10 million, of a portion of the plaintiffs' attorneys' fees and costs. In November 2011, the Court fully approved the proposed class action settlement and consent decree; certified the settlement class; and approved and directed distribution of the settlement. Final judgment dismissing the matter with prejudice was also entered in November 2011. All payments in respect of this class action were made in full by their due date, January 8, 2012. It is not reasonably possible that we will incur losses materially in excess of the amounts paid.

Securities Actions

In February 2011, a purported class action lawsuit captioned, IBEW Local 98 Pension Fund, individually and on behalf of all others similarly situated v. Best Buy Co., Inc., et al., was filed against us and certain of our executive officers in the U.S. District Court for the District of Minnesota. This federal court action alleges, among other things, that we and the officers named in the complaint violated Sections 10(b) and 20A of the Exchange Act and Rule 10b-5 under the Exchange Act in connection with press releases and other statements relating to our fiscal 2011 earnings guidance that had been made available to the public. Additionally, in March 2011, a similar purported class action was filed by a single shareholder, Rene LeBlanc, against us and certain of our executive officers in the same court. In July 2011, after consolidation of the IBEW Local 98 Pension Fund and Rene LeBlanc actions, a consolidated complaint captioned, IBEW Local 98 Pension Fund v. Best Buy Co., Inc., et al., was filed and served. We filed a motion to dismiss the consolidated complaint in September 2011, and in March 2012, subsequent to the end of fiscal 2012, the court issued a decision dismissing the action with prejudice. In April 2012, the plaintiffs filed a motion to alter or amend the court's decision on our motion to dismiss. As a result, the court's decision on the motion to dismiss is not final, and the time period for an appeal thereof is delayed until 30 days after a court order disposing of the plaintiff's new motion.

In June 2011, a purported shareholder derivative action captioned, Salvatore M. Talluto, Derivatively and on Behalf of Best Buy Co., Inc. v. Richard M. Schulze, et al., as Defendants and Best Buy Co., Inc. as Nominal Defendant, was filed against both present and former members of our Board of Directors serving during the relevant periods in fiscal 2011 and us as a nominal defendant in the U.S. District Court for the State of Minnesota. The lawsuit alleges that the director defendants breached their fiduciary duty, among other claims, including violation of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder, in failing to correct public misrepresentations and material misstatements and/or omissions regarding our fiscal 2011 earnings projections and, for certain directors, selling stock while in possession of material adverse non-public information. Additionally, in July 2011, a similar purported class action was filed by a single shareholder, Daniel Himmel, against us and certain of our executive officers in the same court. In November 2011, the respective lawsuits of Salvatore M. Talluto and Daniel Himmel were consolidated into a new action captioned, In Re: Best Buy Co., Inc. Shareholder Derivative Litigation, and a stay ordered until after a final resolution of the motion to dismiss in the consolidated IBEW Local 98 Pension Fund v. Best Buy Co., Inc., et al. case.

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

Item 4. Mine Safety Disclosures.

Not applicable.

Executive Officers of the Registrant
(As of April 26, 2012)

Name	Age	Position With the Company	Years With the Company
Shari L. Ballard	45	Executive Vice President and President, International	19
Stephen E. Gillett(1)	36	Executive Vice President and President, Best Buy Digital and Global Business Services	—
Christopher K.K. Gould	42	Vice President, Treasurer	1
Susan S. Grafton	55	Senior Vice President, Controller and Chief Accounting Officer	11
Barry Judge	50	Executive Vice President, Chief Marketing and Strategy Officer	12
George L. Mikan III(2)	41	Chief Executive Officer (Interim)	—
James L. Muehlbauer	50	Executive Vice President, Finance and Chief Financial Officer	10
Keith J. Nelsen	48	Executive Vice President, General Counsel, Chief Risk Officer & Secretary	6
Richard M. Schulze	71	Founder and Chairman of the Board	46
Timothy R. Sheehan	47	Executive Vice President, Chief Administrative Officer	27
Carol A. Surface	46	Executive Vice President, Chief Human Resources Officer	2
Michael A. Vitelli	56	Executive Vice President and President, U.S.	8

(1)	Mr. Gillett joined us as Executive Vice President and President, Best Buy Digital and Global Business Services in March 2012.

(2)	Mr. Mikan became our Chief Executive Officer (Interim), effective April 10, 2012.

Shari L. Ballard was named Executive Vice President and President, International in January 2012. Previously, she served as Executive Vice President, President – Americas from March 2010 until being appointed to her current role; Executive Vice President – Retail Channel Management from 2007 to 2010; and as Executive Vice President – Human Resources and Legal from 2004 to 2007. Ms. Ballard joined us in 1993 and has served as Senior Vice President, Vice President, and General and Assistant Store Manager. Ms. Ballard is a member of the University of Minnesota Foundation board of trustees and sits on its executive and human resources committees. She has also accepted an offer to join the board of directors of the Delhaize Group, a Belgian international food retailer, pending shareholder approval in May 2012.

Stephen E. Gillett was appointed Executive Vice President and President, Best Buy Digital and Global Business Services in March 2012. Mr. Gillett was previously the chief information officer of Starbucks, Inc. (“Starbucks”) and the executive vice president of Digital Ventures, Starbucks' technology business group. In his role, Mr. Gillett led Starbucks' efforts to use technology to provide operational capabilities, connect with customers and enhance customer experiences. He was responsible for all global enterprise technology activities at Starbucks, including retail technology, business intelligence, emerging platforms, software engineering, technology services, program management, information security, global infrastructure, and international technology, as well as all of its digital business activities. Mr. Gillett joined Starbucks in 2008 as its senior vice president, chief information officer and general manager of Digital Ventures. Prior to joining Starbucks, Mr. Gillett was CIO and SVP, Engineering for Corbis, a digital media company, from May 2006 to May 2008. From December 2004 to May 2006, Mr. Gillett was Senior Director Engineering with Yahoo!, an internet destination and online media company. Mr. Gillett's previous roles also include multiple years of technology leadership with CNET Networks and Sun Microsystems. He joined the board of directors for Symantec Corp., a developer of information security, at the beginning of 2012.

Christopher K.K. Gould joined us in 2010 when he was named Vice President, Treasurer. Previously, Mr. Gould spent 11 years at Wal-Mart Stores, Inc., a global retailer, most recently as vice president and head of the capital markets division from 2007 to 2010. From 2006 to 2007, he was a senior director and head of finance for the financial services division, and prior to that, Mr. Gould held other financial leadership roles in Wal-Mart in its international, corporate finance and investment analysis divisions. Earlier in his career, Mr. Gould worked with Wasatch Funds and Bankers Trust Company. He previously served on the board of the Business Consortium Fund, an affiliate of the National Minority Supplier Development Council, Inc.

Susan S. Grafton was named Senior Vice President, Controller and Chief Accounting Officer in 2011. She previously served as Vice President, Controller and Chief Accounting Officer from 2006 until being named to her current role. From 2005 to 2006, she served as Vice President – Financial Operations and Controller, and from 2004 to 2005, she served as Vice President – Finance, Planning and Performance Management. Prior to joining us in 2000, she worked in finance and accounting positions with The Pillsbury Company and Pitney Bowes, Inc. Ms. Grafton is a member of Financial Executives International's

Committee on Corporate Reporting and the Finance Leaders Council for the Retail Industry Leaders Association. She also serves on the board of Perspectives, Inc., a non-profit supportive housing program in Minneapolis, Minnesota.

Barry Judge took on additional strategic responsibilities as Executive Vice President, Chief Marketing and Strategy Officer in March 2012, after being named Executive Vice President, Chief Marketing Officer in 2009. He was appointed to the Chief Marketing Officer role in 2008. Prior to that appointment, Mr. Judge served as Senior Vice President – Marketing from 2007 to 2008 and as Senior Vice President – Consumer and Brand Marketing from 2004 to 2007. Mr. Judge joined us in 1999 as a member of our e-commerce team. Prior to joining us, he spent four years as vice president of marketing for Caribou Coffee Company. His professional career also includes marketing and management positions at Young & Rubicam, Coca-Cola USA, The Quaker Oats Company and The Pillsbury Company. Mr. Judge serves on the board of directors for Total Wine & More, the country's largest independent retailer of fine wine.

George L. Mikan III is currently serving as our Chief Executive Officer (Interim) as of April 2012. Prior to his current appointment, he served until February 2012 as executive vice president of UnitedHealth Group Incorporated ("UnitedHealth"), a diversified health and well-being company. From June 2011 until his departure from UnitedHealth, he served as executive vice president and also provided transitional duties for his executive role as CEO of Optum, a health care services company and affiliate of UnitedHealth, which he was appointed to in January 2011. From November 2006 to January 2011, he served as the executive vice president and chief financial officer of UnitedHealth Group. From February 2006 to November 2006, Mr. Mikan served as senior vice president of finance of UnitedHealth. From 2004 to 2006, Mr. Mikan was chief financial officer of UnitedHealthcare and president of UnitedHealth Networks, both affiliates of UnitedHealth. Mr. Mikan joined UnitedHealthGroup in 1998 and has served in various leadership roles from 1998 until 2012, including an executive role on the corporate development group responsible for merger and acquisition activities. From 1994 to 1998, he was employed at Arthur Andersen LLP.

James L. Muehlbauer was named Executive Vice President, Finance and Chief Financial Officer in 2008 after being appointed Enterprise Chief Financial Officer (interim) in 2007. From 2006 to 2007, he served as Senior Vice President and Chief Financial Officer – Best Buy U.S., and from 2003 to 2006, as Senior Vice President – Finance. Prior to joining us, Mr. Muehlbauer spent 10 years with The Pillsbury Company, where he held senior-level finance management positions, including vice president and worldwide controller, vice president of operations, divisional finance director, director of mergers and acquisitions and director of internal audit. Prior to that, Mr. Muehlbauer spent eight years with Coopers & Lybrand LLP (now PricewaterhouseCoopers) including senior manager positions in the firm's audit and consulting practices. He serves on the board of overseers of the University of Minnesota Carlson School of Management.

Keith J. Nelsen was named Executive Vice President, General Counsel, Chief Risk Officer and Secretary in March 2012, after being appointed Executive Vice President, General Counsel in May 2011 and Secretary of the Company in June 2011. He previously served as Senior Vice President, Commercial & International General Counsel from 2008 until his current appointment. Mr. Nelsen joined us in 2006 as Vice President, Operations & International General Counsel. Prior to joining us, he worked at Danka Business Systems PLC, an office products supplier, from 1997 to 2006 and served in various roles, including chief administration officer and general counsel. Prior to his time at Danka, Mr. Nelsen held the role of vice president, legal from 1995 to 1997 at NordicTrack, Inc., a provider of leisure equipment products. Mr. Nelsen began his career in 1989 as a practicing attorney with Best and Flanagan, LLP, a law firm located in Minneapolis, Minnesota. Mr. Nelsen is a member of the board of directors of NuShoe, Inc., a privately held shoe repair facility in San Diego, California.

Richard M. Schulze is a founder of Best Buy and Chairman of our Board of Directors. He has been an officer and director from our inception in 1966. Effective in June 2002, he relinquished the duties of CEO, having served as our principal executive officer for more than 30 years. Mr. Schulze serves on the University of St. Thomas board of trustees and board of governors for the Opus College of Business at St. Thomas. In addition, he is also chairman of St. Thomas' Executive and Institutional Advancement Committee, and a member of its Board Affairs Committee. He is also a director of the Richard M. Schulze Family Foundation, Olympus Ventures, LLC and Founders Properties, LLC. Mr. Schulze previously served on the boards of Pentair, Inc., a diversified industrial manufacturing company, and The Best Buy Children's Foundation. Mr. Schulze holds an honorary doctorate of laws degree from the University of St. Thomas.

Timothy R. Sheehan was named Executive Vice President, Chief Administrative Officer in 2010. He previously served as Executive Vice President – Enterprise Retail Operations since 2009. From 2004 to 2009, he served as Senior Vice President – Customer Experience Creation, where he focused on our branding and consumer support. Mr. Sheehan joined us in 1985 as a part-time sales associate and steadily advanced his career as our company grew. He has served us as Regional Manager, District Manager and Store General Manager. Upon moving from the field into corporate, Mr. Sheehan served in positions in retail operations, consumer relations and store support.

Carol A. Surface joined us in 2010 when she was appointed Executive Vice President, Chief Human Resources Officer. Prior to joining us, Ms. Surface spent 10 years at PepsiCo, Inc., a global food, snack and beverage company, where she served most recently as senior vice president of human resources and chief personnel officer for PepsiCo International. From 2009 to 2010, Ms. Surface served PepsiCo in Dubai where she was responsible for all human resources aspects across the Asia Pacific region, Middle East and Africa. Prior to that, Ms. Surface spent five years in Hong Kong, serving as PepsiCo's senior vice president of international human resources and chief personnel officer for the Asia region. Prior to her work at PepsiCo, her professional career included human resources and organization development positions with Kmart Corporation, Eaton Corporation and The Dow Chemical Company.

Michael A. Vitelli was named Executive Vice President and President, U.S. in January 2012. He previously served as Executive Vice President, President – Americas since March 2010 and as Executive Vice President – Customer Operating Groups since 2008. Mr. Vitelli joined us in 2004 and served as Senior Vice President and General Manager of Home Solutions from 2007 to 2008, and Senior Vice President – Merchandising from 2004 to 2007. Prior to joining us, he spent 23 years with Sony Electronics, Inc., serving in positions of increasing responsibility including executive vice president of Sony's Visual Products Company. Mr. Vitelli serves on the boards of the National Multiple Sclerosis Society, Minnesota Chapter; the National Consumer Technology Industry chapter of the Anti-Defamation League, where he serves as the industry chair; and the Consumer Electronics Association executive board.

Resignation of Chief Executive Officer

On April 9, 2012, Brian J. Dunn notified the Board that he resigned, and the Board accepted his resignation, as Chief Executive Officer and Director of Best Buy, effective April 10, 2012. Director George L. Mikan III was named Chief Executive Officer (Interim) while a search for a permanent Chief Executive Officer is conducted. The Audit Committee initiated an independent investigation into allegations related to Mr. Dunn's personal conduct. The terms of Mr. Dunn's separation from Best Buy, as well as the results of our Audit Committee's ongoing investigation, will be made available once that investigation is complete and the separation terms have been finalized.

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

	Sales Price
	High	Low
Fiscal 2012
First Quarter	$33.22	$28.09
Second Quarter	32.85	23.25
Third Quarter	28.36	21.79
Fourth Quarter	28.53	22.48
Fiscal 2011
First Quarter	$48.83	$36.28
Second Quarter	42.65	30.90
Third Quarter	45.63	31.32
Fourth Quarter	44.62	32.00

Holders

As of April 26, 2012, there were 3,100 holders of record of our common stock.

Dividends

In fiscal 2004, our Board initiated the payment of a regular quarterly cash dividend with respect to shares of our common stock. A quarterly cash dividend has been paid in each subsequent quarter. Our quarterly cash dividend for the first two quarters of fiscal 2011 was $0.14 per share. For the remaining two quarters of fiscal 2011, and for the first two quarters of fiscal 2012, our quarterly cash dividend was $0.15 per share. Our quarterly cash dividend for the remaining two quarters of fiscal 2012 was $0.16 per share. The payment of cash dividends is subject to customary legal and contractual restrictions.

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

In June 2011, our Board authorized up to $5.0 billion of share repurchases. The program, which became effective on June 21, 2011, terminated and replaced a $5.5 billion share repurchase program authorized by our Board in June 2007. There is no expiration date governing the period over which we can repurchase shares under the June 2011 program. During fiscal 2011, we repurchased and retired 32.6 million shares at a cost of $1.2 billion. During fiscal 2012, we repurchased and retired 54.6 million shares at a cost of $1.5 billion. At the end of fiscal 2012, $4.1 billion of the $5.0 billion of share repurchases authorized by our Board in June 2011 was available for future share repurchases.

We consider several factors in determining when to make share repurchases including, among other things, our cash needs, the availability of funding, our future business plans and the market price of our stock. We expect that cash provided by future operating activities, as well as available cash and cash equivalents and short-term investments, will be the sources of funding for our share repurchase program. Based on the anticipated amounts to be generated from those sources of funds in relation to the remaining authorization approved by our Board under the June 2011 share repurchase program, we do not expect that future share repurchases will have a material impact on our short-term or long-term liquidity.

The following table presents the total number of shares of our common stock that we purchased during the fourth quarter of fiscal 2012, the average price paid per share, the number of shares that we purchased as part of our publicly announced repurchase program, and the approximate dollar value of shares that still could have been purchased at the end of the applicable fiscal period, pursuant to our June 2011 share repurchase program:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
November 27, 2011, through December 31, 2011	4,699,241	$24.55	4,699,241	$4,312,000,000
January 1, 2012, through January 28, 2012	3,517,375	24.62	3,517,375	4,226,000,000
January 29, 2012, through March 3, 2012	4,576,249	25.07	4,576,249	4,111,000,000
Total Fiscal 2012 Fourth Quarter	12,792,865	24.76	12,792,865	4,111,000,000

(1)
"Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs" reflects our $5.0 billion share repurchase program announced on June 21, 2011, less the $889 million we purchased in fiscal 2012. There is no stated expiration for the June 2011 share repurchase program.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about our common stock that may be issued under our equity compensation plans as of March 3, 2012.

Plan Category	Securities to Be Issued Upon Exercise of Outstanding Options		Weighted Average Exercise Price per Share(1)	Securities Available for Future Issuance(2)
Equity compensation plans approved by security holders(3)	40,637,573	(4)	$38.08	24,537,808
Equity compensation plans not approved by security holders(5)	11,250		$34.44	n/a
Total	40,648,823		$38.08	24,537,808

(1)	Includes weighted-average exercise price of outstanding stock options only.

(2)	Includes 1,852,958 shares of our common stock which have been reserved for issuance under our 2008 and 2003 Employee Stock Purchase Plans.

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

The graph assumes an investment of $100 at the close of trading on March 2, 2007, the last trading day of fiscal 2007, in our common stock, the S&P 500 and the S&P Retailing Group.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Best Buy Co., Inc., the S&P 500
and the S&P Retailing Group

$160
$140
$120
$100
$80
$60
$40
$20
$0
FY07
FY08
FY09
FY10
FY11
FY12
Best Buy Co., Inc.
S&P 500
S&P Retailing Group

	FY07	FY08	FY09	FY10	FY11	FY12
Best Buy Co., Inc.	$100.00	$93.68	$63.74	$81.98	$73.82	$56.75
S&P 500	100.00	96.40	54.64	83.93	102.88	108.15
S&P Retailing Group	100.00	82.47	56.44	96.87	121.23	141.63

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

Five-Year Financial Highlights

$ in millions, except per share amounts

Fiscal Year	2012(1)(2)	2011(3)	2010(4)	2009(5)(6)	2008
Consolidated Statements of Earnings Data
Revenue	$50,705	$49,747	$49,243	$44,737	$39,892
Operating income	1,085	2,374	2,368	2,014	2,185
Net earnings from continuing operations	330	1,554	1,495	1,150	1,426
Loss from discontinued operations	(308)	(188)	(101)	(117)	(16)
Net earnings including noncontrolling interests	22	1,366	1,394	1,033	1,410
Net (loss) earnings attributable to Best Buy Co., Inc.	(1,231)	1,277	1,317	1,003	1,407
Per Share Data
Net (loss) earnings from continuing operations	$(2.89)	$3.44	$3.29	$2.66	$3.16
Net loss from discontinued operations	(0.47)	(0.36)	(0.19)	(0.27)	(0.04)
Net (loss) earnings	(3.36)	3.08	3.10	2.39	3.12
Cash dividends declared and paid	0.62	0.58	0.56	0.54	0.46
Common stock price:
High	33.22	48.83	45.55	48.03	53.90
Low	21.79	30.90	23.97	16.42	41.85
Operating Statistics
Comparable store sales (decline) gain(7)	(1.7)%	(1.8)%	0.6%	(1.3)%	2.9%
Gross profit rate	24.8%	25.2%	24.5%	24.4%	23.8%
Selling, general and administrative expenses rate	20.2%	20.2%	19.5%	19.7%	18.4%
Operating income rate	2.1%	4.8%	4.8%	4.5%	5.5%
Year-End Data
Current ratio(8)	1.2	1.2	1.2	1.0	1.1
Total assets	$16,005	$17,849	$18,302	$15,826	$12,758
Debt, including current portion	2,208	1,709	1,802	1,963	816
Total equity(9)	4,366	7,292	6,964	5,156	4,524
Number of stores
Domestic	1,447	1,317	1,190	1,107	971
International(10)	2,861	2,756	2,746	2,745	342
Total(10)	4,308	4,073	3,936	3,852	1,313
Retail square footage (000s)
Domestic	43,785	43,660	42,480	40,924	37,511
International(10)	15,852	13,848	13,295	13,000	10,987
Total(10)	59,637	57,508	55,775	53,924	48,498

(1)	Fiscal 2012 included 53 weeks. All other periods presented included 52 weeks.

(2)
Included within our Operating income and Net earnings from continuing operations for fiscal 2012 is $58 ($38 net of taxes) of restructuring charges from continuing operations recorded in fiscal 2012 related to measures we took to restructure our business. Also included in Net earnings from continuing operations for fiscal 2012 is $1,180 (net of taxes) of goodwill impairment charges related to Best Buy Europe. Included in Loss from discontinued operations is $186 (net of taxes) of restructuring charges recorded in fiscal 2012 related to measures we took to restructure our business. Net (loss) earnings attributable to Best Buy Co., Inc. for fiscal 2012 includes restructuring charges (net of tax and noncontrolling interest) from both continuing and discontinued operations and the net of tax goodwill impairment, and excludes $1,303 in noncontrolling interest related to the agreement to buy out

Carphone Warehouse Group plc's interest in the profit share-based management fee paid to Best Buy Europe pursuant to the 2007 Best Buy Mobile agreement (which represents earnings attributable to the noncontrolling interest).

(3)
Included within our Operating income and Net earnings from continuing operations for fiscal 2011 is $147 ($93 net of taxes) of restructuring charges recorded in the fiscal fourth quarter related to measures we took to restructure our businesses. These charges resulted in a decrease in our operating income rate of 0.3% of revenue for the fiscal year. Included in Loss from discontinued operations is $54 (net of taxes) of restructuring charges recorded in the fiscal fourth quarter related to measures we took to restructure our business. Net (loss) earnings attributable to Best Buy Co., Inc. for fiscal 2011 includes the net of tax impact of restructuring charges from both continuing and discontinued operations.

(4)
Included within our Operating income, Net earnings from continuing operations and Net (loss) earnings attributable to Best Buy Co., Inc. for fiscal 2010 is $52 ($25 net of taxes and noncontrolling interest) of restructuring charges recorded in the fiscal first quarter related to measures we took to restructure our businesses. These charges resulted in a decrease in our operating income rate of 0.1% of revenue for the fiscal year.

(5)
Included within our Operating income and Net earnings from continuing operations for fiscal 2009 is $78 ($48 net of tax) of restructuring charges recorded in the fiscal fourth quarter related to measures we took to restructure our businesses. Included within Loss from discontinued operations is goodwill and tradename impairment charges of $64 (net of tax) related to our former Speakeasy business. Net (loss) earnings attributable to Best Buy Co., Inc. for fiscal 2009 includes the net of tax impact of restructuring charges from continuing operations and the goodwill and tradename impairment from discontinued operations.

(6)
Included within our Net earnings from continuing operations and Net (loss) earnings attributable to Best Buy Co., Inc. for fiscal 2009 is $111 ($96 net of tax) of investment impairment charges related to our investment in the common stock of CPW.

(7)
Comparable store sales is a measure commonly used in the retail industry, which indicates store performance by measuring the growth in revenue for certain stores for a particular period over the corresponding period in the prior year. Our comparable store sales is comprised of revenue from stores operating for at least 14 full months as well as revenue related to call centers, Web sites and our other comparable sales channels. Revenue we earn from sales of merchandise to wholesalers or dealers is not included within our comparable store sales calculation. Relocated, remodeled and expanded stores are excluded from the comparable store sales calculation until at least 14 full months after reopening. Acquired stores are included in the comparable store sales calculation beginning with the first full quarter following the first anniversary of the date of the acquisition. The portion of our calculation of the comparable store sales percentage change attributable to our International segment excludes the effect of fluctuations in foreign currency exchange rates. The method of calculating comparable store sales varies across the retail industry. As a result, our method of calculating comparable store sales may not be the same as other retailers' methods. The calculation of comparable store sales excludes the impact of the extra week of revenue in the fourth quarter of fiscal 2012, as well as revenue from discontinued operations for all periods presented.

(8)	The current ratio is calculated by dividing total current assets by total current liabilities.

(9)
As a result of the adoption of new accounting guidance related to the treatment of noncontrolling interests in consolidated financial statements, we recharacterized minority interests previously reported on our Consolidated Balance Sheets as noncontrolling interests and classified them as a component of shareholders' equity. As a result, we have reclassified total shareholders' equity for fiscal years 2009 and 2008 to include noncontrolling interests of $513 and $40, respectively.

(10)	In the second quarter of fiscal 2009, we acquired 2,414 stores pursuant to our acquisition of a 50% interest in Best Buy Europe.

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

Our fiscal year ends on the Saturday nearest the end of February. Fiscal 2012 included 53 weeks and fiscal 2011 and 2010 each included 52 weeks.

On November 2, 2011, our Board of Directors approved a change in our fiscal year-end from the Saturday nearest the end of February to the Saturday nearest the end of January, effective beginning with our fiscal year 2013. As a result of this change, our fiscal year 2013 transition period will be 11 months and will end on February 2, 2013, and we will begin consolidating the results of our Europe, China and Mexico operations on a one-month lag, compared to a two-month lag in fiscal year 2012, to continue aligning our fiscal reporting periods with statutory filing requirements in certain foreign jurisdictions. We will begin filing our quarterly reports on Form 10-Q based on the new fiscal year-end beginning with the first quarter of fiscal year 2013.

We also currently plan to report the first quarter of fiscal year 2013 as a three-month period, which will include the results of the last month of fiscal year 2012.

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

Throughout this MD&A, we refer to comparable store sales. Comparable store sales is a commonly used metric in the retail industry, which compares revenue for a particular period with the corresponding period in the prior year, excluding the impact of sales from new stores opened. Our comparable store sales is comprised of revenue from stores operating for at least 14 full months, as well as revenue related to call centers, Web sites and our other comparable sales channels. Revenue we earn from sales of merchandise to wholesalers or dealers is not included within our comparable store sales calculation. Relocated, remodeled and expanded stores are excluded from the comparable store sales calculation until at least 14 full months after reopening. Acquired stores are included in the comparable store sales calculation beginning with the first full quarter following the first anniversary of the date of the acquisition. The portion of our calculation of the comparable store sales percentage change attributable to our International segment excludes the effect of fluctuations in foreign currency exchange rates. The method of calculating comparable store sales varies across the retail industry. As a result, our method of calculating comparable store sales may not be the same as other retailers' methods. The calculation of comparable store sales excludes the impact of the extra week of revenue in the fourth quarter of fiscal 2012, as well as revenue from discontinued operations.

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

Business Strategy and Core Philosophies

In recent years, the consumer electronics industry experienced limited new product innovation in many key product categories, such as televisions, computers and gaming. At the same time, consumers have enjoyed greater price transparency and easier comparison shopping. These factors have combined with a continuation of economic pressure weighing on many consumers. In response to these circumstances, we have accelerated our cost reduction efforts, adjusted our sales mix and focused on improving the experience we offer our customers.

Last year, we took important steps to begin transforming our company and focusing on strategies we believed offer the best opportunities to improve returns. We significantly restructured our International business, closing our large-format Best Buy branded stores in China, Turkey and the U.K. when it became clear that they would not deliver returns consistent with our expectations and timelines. We also agreed to buy out the Best Buy Mobile profit share-based management fee paid to Best Buy Europe pursuant to the 2007 Best Buy Mobile agreement (the “profit share agreement”). The buy-out of the profit share agreement allows us to more fully capitalize on what we believe is the growing connections opportunities related to devices and connection services in the U.S. and Canada.

We are currently focused on four initiatives to continue to drive the transformation of our company, all of which are focused on improving our financial performance:

•	Multi-year Cost Reductions;

•	U.S. Store Format Improvements;

•	Growth Initiatives; and

•	Improved Customer Experience.

Multi-year Cost Reductions. We are taking several actions to lower our cost structure in certain areas of our business. These actions are intended not only to help us be more efficient, but also to allow for current investments in our initiatives designed to grow earnings over the long-term. We plan to redirect our financial resources to invest in enhancements to the customer experience and in investment opportunities that will provide the greatest returns. In total, we expect to reduce costs in targeted areas by $800 million by fiscal 2015 – with $250 million of the cost reductions expected to be realized in fiscal 2013. These planned reductions primarily fall into three areas:

•	Retail stores – including the closure of approximately 50 large-format Best Buy stores in the U.S. in fiscal 2013;

•
Corporate and support structure – savings from information technology services, procurement savings on non-merchandise purchases, reduction in consulting services and reduction in corporate and support positions; and

•	Cost of goods sold – reduction of product transition costs, lower product return and exchange expenses and supply chain efficiencies.

U.S. Store Format Improvements. We are revising our portfolio of store formats to improve the customer experience and to improve store performance and productivity. In the immediate term, this will involve closing some large-format Best Buy branded stores, modifying others to our pilot Connected Store format, and adding more small-format Best Buy Mobile stand-alone stores. The Connected Stores will be remodeled large-format stores that focus on connections, services and an enhanced multi-channel experience through a total transformation of both the physical store and the operating model. As we continue to focus on making it easier for customers to shop with us – anywhere, any time and any way they want – we are increasing our points of presence, while decreasing overall square footage, which we believe will result in increased profit per square foot.

Growth Initiatives. From an investment standpoint, we will continue to prioritize the opportunities in existing businesses through four key growth initiatives: e-commerce, connections, services and China. We expect these initiatives to benefit our overall financial performance.

•
To continue to drive the growth of our e-commerce platform, we are focused on improving the customer experience by providing more competitive online pricing, broader use of free shipping, the expansion of our online assortment and the further development of the Best Buy Marketplace, which significantly expanded the range of assortment, price points and brands available to our customers.

•
We will continue to focus on growing connections, not only from Best Buy Mobile, but from other parts of our business. While we believe Best Buy Mobile will remain an important driver of our connections performance, we plan to leverage our mobile connections expertise for other devices – including tablets, notebooks and e-Readers – to drive increased attachments of connections, accessories and services.

•
We see the wide range of services we can offer our customers as a key differentiator and an area with growth potential. Our growth initiatives will include: (i) refining our extended product support services with tailored programs for certain products, such as mobile phones and tablets; (ii) expanding the range of our services to customers both in our stores and remotely; and (iii) further increasing our service revenue from small and medium-sized business customers, including through our mindSHIFT acquisition.

•	In China, we will continue to grow our Five Star business through approximately 50 new store openings and the introduction of the Best Buy Mobile store-within-a-store concept during fiscal 2013.

Improved Customer Experience. Delivering outstanding experiences to our customers is a constant area of focus, and we believe the strength of those experiences is an important differentiator for us. We continuously search for ways to improve our customer interactions, whether in store, online or in customers' homes.

For example, our recently-announced “Perfect Match Promise” is based on a strategic message that we believe is important to customers: 30 days of free telephone support to assist customers in using their products; 30 days of easy returns with no restocking fees; and 30 days of competitor price matching.

In fiscal 2013, we also plan to enhance our Reward Zone loyalty program for premier level members. These enhancements include: free expedited shipping; premier access to new technology, popular products and sales events; a free house call from a Geek Squad agent; and extended returns and price-match benefits.

In order to support our focus on improving customer experience, we also plan to introduce enhanced training, recognition and reward programs which will sharpen our employees' focus on delivering outstanding customer experiences.

Results of Operations

In order to align our fiscal reporting periods and comply with statutory filing requirements in certain foreign jurisdictions, we consolidate the financial results of our Europe, China and Mexico operations on a two-month lag. Consistent with such consolidation, the financial and non-financial information presented in our MD&A relative to these operations is also presented on a two-month lag.

Our policy is to accelerate the recording of events occurring in the lag period that significantly affect our consolidated financial statements. In November 2011, we announced plans to close our large-format Best Buy branded stores in the U.K. However, a portion of the charges were not recorded until the stores were closed in January 2012. Accordingly, $82 million of restructuring charges recorded by Best Buy Europe in January 2012 related to the store closures were included in our fiscal 2012 results. Furthermore, in January 2012, we determined that the goodwill attributable to our Best Buy Europe reporting unit had been fully impaired. Accordingly, we recorded the $1,207 million impairment charge in our fiscal 2012 results. Except for these restructuring activities and the goodwill impairment, no significant intervening event occurred in these operations that would have materially affected our financial condition, results of operations, liquidity or other factors had it been recorded during fiscal 2012.

Discontinued Operations Presentation

During the fourth quarter of fiscal 2012, we began presenting the results of our large-format Best Buy branded stores in China, Turkey and the U.K., The Phone House retail stores in Belgium, Napster and Speakeasy as discontinued operations in our Consolidated Statements of Earnings. The discontinued operations presentation has been retrospectively applied to all prior periods presented. Unless otherwise stated, financial results discussed herein refer to continuing operations.

Fiscal 2012 Summary

•
Fiscal 2012 included a net loss of $1.2 billion from total operations (including both continuing and discontinued operations), compared to net earnings of $1.3 billion in fiscal 2011. The net loss in fiscal 2012 was primarily due to our decision to buy out of the Best Buy Mobile profit share agreement for $1.3 billion (the "Mobile buy-out"), as well as the resulting $1.2 billion goodwill impairment in our Best Buy Europe reporting unit. Loss per diluted share from total operations was $3.36 in fiscal 2012, compared to earnings per diluted share of $3.08 in fiscal 2011.

•
Revenue increased 1.9% to $50.7 billion. The increase was driven primarily by the net addition of 235 new stores during fiscal 2012, an extra week of revenue from stores in our Domestic segment and Canada, and the favorable impact of foreign currency exchange rate fluctuations, partially offset by a comparable store sales decline of 1.7%.

•
Our gross profit rate decreased by 0.4% of revenue to 24.8% of revenue. The decrease was driven by a decline in our Domestic segment's gross profit rate primarily due to increased promotional activity and an increased sales mix of promotional items.

•
In fiscal 2012, we recorded $58 million of restructuring charges related to changes in our mobile broadband offerings and actions to improve supply chain and operational efficiencies in our Domestic segment, as well as changes in our international expansion strategy in the International segment.

•
We ended fiscal 2012 with $1.2 billion of cash and cash equivalents, compared to $1.1 billion at the end of fiscal 2011. Operating cash flow increased to $3.3 billion in fiscal 2012 compared to fiscal 2011 operating cash flow of $1.2 billion due primarily to changes in working capital, as capital expenditures remained relatively consistent at $766 million in fiscal 2012.

•	During fiscal 2012, we made four dividend payments totaling $0.62 per share, or $228 million in the aggregate.

•	We repurchased and retired 54.6 million shares of our common stock at a cost of $1.5 billion during fiscal 2012.

Consolidated Results

The following table presents selected consolidated financial data for each of the past three fiscal years ($ in millions, except per share amounts):

Consolidated Performance Summary	2012(1)	2011	2010
Revenue	$50,705	$49,747	$49,243
Revenue gain %	1.9%	1.0%	10.1%
Comparable store sales % (decline) gain	(1.7)%	(1.8)%	0.6%
Gross profit	$12,573	$12,541	$12,042
Gross profit as % of revenue(2)	24.8%	25.2%	24.5%
SG&A	$10,242	$10,029	$9,622
SG&A as % of revenue(2)	20.2%	20.2%	19.5%
Restructuring charges	$39	$138	$52
Operating income	$1,085	$2,374	$2,368
Operating income as % of revenue	2.1%	4.8%	4.8%
Net (loss) earnings from continuing operations(3)	$(1,057)	$1,427	$1,399
Loss from discontinued operations(4)	$(174)	$(150)	$(82)
Net (loss) earnings attributable to Best Buy Co., Inc.	$(1,231)	$1,277	$1,317
Diluted (loss) earnings per share from continuing operations	$(2.89)	$3.44	$3.29
Diluted (loss) earnings per share	$(3.36)	$3.08	$3.10

(1)
Included within operating income and net loss for fiscal 2012 is a $1.2 billion ($1.2 billion net of taxes) goodwill impairment charge. The goodwill impairment charge resulted in a decrease in our operating income of 2.4% of revenue for the fiscal year.

(2)
Because retailers vary in how they record costs of operating their supply chain between cost of goods sold and selling, general and administrative expense ("SG&A"), our gross profit rate and SG&A rate may not be comparable to other retailers' corresponding rates. For additional information regarding costs classified in cost of goods sold and SG&A, refer to Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

(3)	Includes both Net (loss) earnings from continuing operations and Net (earnings) from continuing operations attributable to noncontrolling interests.

(4)	Includes both Loss from discontinued operations and Net loss from discontinued operations attributable to noncontrolling interests.

Fiscal 2012 Results Compared With Fiscal 2011

The macroeconomic pressures on consumer spending and the consumer electronics industry trends we experienced in fiscal 2011 largely continued through fiscal 2012. We continued to face declining demand in key product categories, particularly televisions, notebook computers, gaming and music. These factors have impacted many of the geographic markets in which we operate. However, we have seen growth in several key product categories. For example, increased consumer demand for tablets, e-Readers, and associated accessories and services led to revenue growth of these products in all of our global markets. Further, our focus on gaining market share in appliances in the Domestic segment produced comparable stores sales gains in fiscal 2012.

The components of the 1.9% revenue increase in fiscal 2012 were as follows:

Net new stores	1.6%
Extra week of revenue(1)	1.5%
Impact of foreign currency exchange rate fluctuations	0.9%
Comparable store sales impact	(1.6)%
Non-comparable sales channels(2)	(0.5)%
Total revenue increase	1.9%

(1)	Represents the incremental revenue associated with stores in our Domestic segment and Canada in fiscal 2012, which had 53 weeks of activity, compared to 52 weeks in fiscal 2011.

(2)
Non-comparable sales channels primarily reflects the impact from revenue we earn from sales of merchandise to wholesalers and dealers as well as other non-comparable sales channels not included within our comparable store sales calculation.

Our gross profit rate decreased 0.4% of revenue in fiscal 2012. A gross profit rate decline in our Domestic segment accounted for a decrease of 0.5% of revenue, which was partially offset by a 0.1% of revenue increase in our International segment. For further discussion of each segment's gross profit rate changes, see Segment Performance Summary, below.

The flat SG&A rate in fiscal 2012 was due to a 0.1% of revenue decrease attributable to the decrease in our Domestic segment's SG&A rate, offset by a 0.1% of revenue increase attributable to the increase in our International segment's SG&A rate. For further discussion of each segment's SG&A rate changes, see Segment Performance Summary, below.

We recorded restructuring charges of $58 million in fiscal 2012, which included $19 million of inventory write-downs recorded in cost of goods sold. Our Domestic segment recorded $43 million of restructuring charges in fiscal 2012, and our International segment recorded $15 million of restructuring charges in fiscal 2012. These restructuring charges resulted in a decrease in our operating income in fiscal 2012 of 0.1% of revenue. For further discussion of each segment’s restructuring charges, see Segment Performance Summary, below.

Our operating income decreased $1,289 million, or 54.3%, and our operating income rate decreased to 2.1% of revenue in fiscal 2012, compared to 4.8% of revenue in fiscal 2011. The 2.7% of revenue operating income rate decrease was driven primarily by a non-cash impairment charge of $1,207 million to write-off the goodwill related to our Best Buy Europe reporting unit and a decrease in our gross profit rate, partially offset by decreased restructuring charges. Our operating income in fiscal 2012 included $58 million of restructuring charges, compared to $147 million of restructuring charges in fiscal 2011.

Fiscal 2011 Results Compared With Fiscal 2010

Throughout fiscal 2011, the majority of geographic markets in which we operate generally continued to endure difficult and uncertain economic conditions. In addition, customer appetite for certain product categories was below industry expectations. Both of these factors had a direct bearing on our revenue. We responded to the economic environment by closely managing our SG&A, as well as focusing on efforts to improve our gross profit.

The 1.0% revenue increase in fiscal 2011 resulted primarily from the net addition of 137 new stores during fiscal 2011 and the positive impact of foreign currency exchange rate fluctuations, partially offset by a comparable store sales decline.

The components of the net revenue increase in fiscal 2011 were as follows:

Net new stores	2.4%
Impact of foreign currency exchange rate fluctuations	0.6%
Comparable store sales impact	(1.7)%
One less week of revenue for Best Buy Europe(1)	(0.2)%
Non-comparable sales channels(2)	(0.1)%
Total revenue increase	1.0%

(1)	Represents the incremental revenue associated with Best Buy Europe in fiscal 2010, which had 53 weeks of activity, compared to 52 weeks in fiscal 2011.

(2)
Non-comparable sales channels primarily reflects the impact from revenue we earn from sales of merchandise to wholesalers and dealers as well as other non-comparable sales channels not included within our comparable store sales calculation.

Our gross profit rate increased 0.7% of revenue in fiscal 2011. Gross profit rate improvements in our Domestic segment accounted for an increase of 0.7% of revenue. The relatively flat gross profit rate in our International segment had no impact on the consolidated gross profit rate. For further discussion of each segment's gross profit rate changes, see Segment Performance Summary, below.

The 0.7% of revenue SG&A rate increase for fiscal 2011 was due to a 0.8% of revenue increase attributable to the increase in our Domestic segment's SG&A rate, partially offset by a 0.1% of revenue decrease attributable to the decrease in our International segment's SG&A rate. For further discussion of each segment's SG&A rate changes, see Segment Performance Summary, below.

We recorded restructuring charges of $147 million in fiscal 2011, which included $9 million of inventory write-downs recorded in cost of goods sold. Our Domestic segment recorded $40 million of restructuring charges in fiscal 2011, and our International segment recorded $107 million of restructuring charges in fiscal 2011. These restructuring charges resulted in a decrease in our operating income in fiscal 2011 of 0.3% of revenue. For further discussion of each segment’s restructuring charges, see Segment Performance Summary, below.

Our operating income and our operating income rate remained flat in fiscal 2011 compared to fiscal 2010. The operating income rate was driven by an increase in our gross profit rate, offset by an increase in our SG&A rate and increased restructuring charges. Our operating income in fiscal 2011 included $147 million of restructuring charges recorded in the fiscal fourth quarter, compared to $52 million of restructuring charges recorded in fiscal 2010.

Segment Performance Summary

Domestic

The following table presents selected financial data for our Domestic segment for each of the past three fiscal years ($ in millions):

Domestic Segment Performance Summary	2012	2011	2010
Revenue	$37,615	$37,070	$37,138
Revenue gain (decline) %	1.5%	(0.2)%	6.3%
Comparable store sales (decline) gain %	(1.6)%	(3.0)%	1.7%
Gross profit	$9,186	$9,314	$8,964
Gross profit as % of revenue	24.4%	25.1%	24.1%
SG&A	$7,307	$7,229	$6,836
SG&A as % of revenue	19.4%	19.5%	18.4%
Restructuring charges	$24	$31	$25
Operating income	$1,855	$2,054	$2,103
Operating income as % of revenue	4.9%	5.5%	5.7%

The following table reconciles our Domestic segment stores open at the end of each of the last three fiscal years:

	Fiscal 2010	Fiscal 2011			Fiscal 2012
	Total Stores at End of Fiscal Year	Stores Opened	Stores Closed	Total Stores at End of Fiscal Year	Stores Opened	Stores Closed	Total Stores at End of Fiscal Year
Best Buy	1,069	31	(1)	1,099	7	(3)	1,103
Best Buy Mobile stand-alone	74	103	—	177	128	—	305
Pacific Sales	35	—	—	35	—	(1)	34
Magnolia Audio Video	6	—	—	6	—	(1)	5
Geek Squad	6	—	(6)	—	—	—	—
Total Domestic segment stores	1,190	134	(7)	1,317	135	(5)	1,447

Fiscal 2012 Results Compared With Fiscal 2011

In fiscal 2012, the results of our Domestic segment were impacted by both macroeconomic factors and also specific consumer electronics industry challenges. The U.S. continued to face an unsteady recovery from the economic turbulence that began in late 2008, which has led to a constrained, and thus more price and value conscious consumer. The changes in consumer behaviors, coupled with product life-cycle declines in televisions, gaming and notebook computers, resulted in a comparable store sales decline in fiscal 2012. We have, however, benefited from product innovation and strong consumer interest in products such as tablets, e-Readers and mobile phones, which all experienced sales growth in fiscal 2012. In addition, our focus on growing our market share in appliances led to sales growth throughout fiscal 2012.

In light of continued strong competition in the consumer electronics industry and greater price transparency for customers, we increased our promotional activity, especially during the holiday season, to drive market share gains and customer traffic. While we believe these actions were effective in driving our overall results, they also contributed to a gross profit rate decline.

The components of the 1.5% revenue increase in the Domestic segment in fiscal 2012 were as follows:

Extra week of revenue(1)	1.8%
Net new stores	1.3%
Comparable store sales impact	(1.6)%
Total revenue increase	1.5%

(1)	Represents the incremental revenue associated with stores in our Domestic segment in fiscal 2012, which had 53 weeks of activity, compared to 52 weeks in fiscal 2011.

The impact of net new stores on our revenue is a result of net store changes during the past 12 months, as well as stores opened in the prior fiscal year that are not included in comparable store sales due to the timing of their opening. The addition of large-format Best Buy branded stores contributed the majority of the total change in revenue associated with net new stores. The addition of small-format Best Buy Mobile stand-alone stores contributed a smaller portion of the revenue increase due to the following factors: (1) their smaller square footage; (2) their limited category focus compared to our large-format stores; and (3) the majority of fiscal 2012 openings taking place in the second half of the fiscal year.

The following table presents the Domestic segment's revenue mix percentages and comparable store sales percentage changes by revenue category in fiscal 2012 and 2011:

	Revenue Mix Summary		Comparable Store Sales Summary
	Year Ended		Year Ended
	March 3, 2012	February 26, 2011	March 3, 2012	February 26, 2011
Consumer Electronics	36%	37%	(5.4)%	(6.3)%
Computing and Mobile Phones(1)	40%	37%	6.0%	3.6%
Entertainment	12%	14%	(16.3)%	(13.3)%
Appliances	5%	5%	10.6%	7.0%
Services	6%	6%	(0.6)%	0.5%
Other	1%	1%	n/a	n/a
Total	100%	100%	(1.6)%	(3.0)%

(1)
During the first quarter of fiscal 2012, the revenue category previously referred to as "Home Office" was renamed "Computing and Mobile Phones" to more clearly reflect the key products included within the revenue category. However, the composition of the products within this revenue category has not changed from the previous periods' disclosures.

The following is a description of the notable comparable store sales changes in our Domestic segment by revenue category:

•
Consumer Electronics: The 5.4% comparable store sales decline was driven primarily by decreases in the sales of digital imaging products and televisions. The decrease in digital imaging products resulted from a combination of supply chain constraints due to natural disasters in Asia in both the early and later portions of the fiscal year, as well as overall industry softness. The decrease in television sales was mainly due to a decline in average selling price. The declines were partially offset by strong sales of e-Readers due to high customer interest, new product launches and our broad assortment of such products.

•
Computing and Mobile Phones: The 6.0% comparable store sales gain resulted primarily from increased sales of tablets, as consumer demand remained strong, and mobile phones due to new product launches in the second half of the year. The strong performance from tablets and mobile phones was partially offset by a decline in sales of notebook computers.

•
Entertainment: The 16.3% comparable stores sales decline was mainly the result of a decline in gaming due to overall industry softness, particularly in the fourth quarter. In addition, we continued to experience declines in the sales of movies and music.

•	Appliances: The 10.6% comparable store sales gain was primarily due to increased sales resulting from effective promotional activity.

•
Services: The 0.6% comparable store sales decline was primarily due to a decrease in computer services as a result of a shift in focus from one-time repair services to ongoing technical support service contracts, partially offset by increases in the sales of repair services (primarily related to mobile phones) and warranties.

Our Domestic segment experienced a decrease in gross profit of $128 million, or 1.4%, in fiscal 2012 compared to fiscal 2011, due to a decline in the gross profit rate. The 0.7% of revenue decrease in the gross profit rate resulted primarily from the following factors:

•	increased promotional activity, notably in televisions, movies and gaming;

•	an increased sales mix of promotional items;

•	a shift from one-time computer repair services to ongoing support contracts; and

•	an increased sales mix of lower-margin mobile computing products;

•	partially offset by increased sales of higher-margin service products for mobile phones.

Our Domestic segment's SG&A grew $78 million, or 1.1%, in fiscal 2012 compared to fiscal 2011. The increase in SG&A was driven by an extra week of operations in fiscal 2012, which had 53 weeks compared to 52 weeks in fiscal 2011. Excluding the impact of the extra week, our Domestic segment's SG&A declined, as increased costs driven by the opening of new stores and increased advertising were more than offset by decreases in compensation costs, a decrease in the Best Buy Mobile profit share-based management fee due to strategic changes at Best Buy Europe and reduced spending on third-party services. The Domestic segment's SG&A rate remained relatively flat in fiscal 2012 compared to fiscal 2011. For further information on the strategic changes at Best Buy Europe, see Additional Consolidated Results, below.

Our Domestic segment recorded $43 million of restructuring charges in fiscal 2012, which included $19 million of inventory write-downs included in cost of goods sold. The restructuring charges consisted of property and equipment impairments related to changes in our mobile broadband offerings, as well as inventory write-downs and facility closure costs related primarily to activities we undertook to improve supply chain and operational efficiencies in our Domestic segment. These restructuring charges resulted in a decrease in our operating income in fiscal 2012 of 0.1% of revenue. Our Domestic segment recorded restructuring charges of $40 million, including $9 million of inventory write-downs included in cost of goods sold, in fiscal 2011. The restructuring charges resulted from activities to improve supply chain and operational efficiencies and included charges for employee termination benefits, property and equipment impairments and inventory write-downs.

The $199 million decrease in our Domestic segment's operating income for fiscal 2012 was principally the result of a decrease in gross profit due to a decline in the gross profit rate and higher SG&A spending, partially offset by an increase in revenue.

Fiscal 2011 Results Compared With Fiscal 2010

Our Domestic segment's gross profit improved in fiscal 2011, as compared to fiscal 2010, with a continued rate improvement partially offset by a revenue decline. These factors, combined with an increase in SG&A and restructuring charges, led to a modest decline in operating income.

We believe the revenue decline resulted primarily from a combination of weakness in several key consumer electronics industry product categories and a decline in our estimated domestic market share. Consumers continue to be highly selective and cautious about how and when they make consumer electronics purchases. As a specialty retailer in the consumer electronics industry, the adoption of new technologies and the timing of product life-cycles continue to play an important role in revenue trends. For example, the demand for new television technologies did not materialize as the industry anticipated. Similarly, we saw a shift in consumer demand within mobile computing, as increased sales of tablets resulted in a lower overall sales mix of notebook computers throughout fiscal 2011.

The components of our Domestic segment's 0.2% revenue decrease in fiscal 2011 were as follows:

Comparable store sales impact	(2.9)%
Net new stores	2.7%
Total revenue decrease	(0.2)%

The impact of net new stores on our revenue is a result of net store changes during the past 12 months, as well as stores opened in the prior fiscal year that are not included in comparable store sales due to the timing of their opening. The net addition of large-format Best Buy branded stores, including 30 stores in fiscal 2011, contributed the majority of the total change in revenue associated with net new stores. The addition of small-format Best Buy Mobile stand-alone stores, including 103 in fiscal 2011, contributed a smaller portion of the revenue increase due to their smaller square footage and limited category focus compared to our large-format stores.

The following table presents the Domestic segment's revenue mix percentages and comparable store sales percentage changes by revenue category in fiscal 2011 and 2010:

	Revenue Mix Summary		Comparable Store Sales Summary
	Year Ended		Year Ended
	February 26, 2011	February 27, 2010	February 26, 2011	February 27, 2010
Consumer Electronics	37%	39%	(6.3)%	1.1%
Computing and Mobile Phones(1)	37%	34%	3.6%	12.8%
Entertainment	14%	16%	(13.3)%	(13.2)%
Appliances	5%	4%	7.0%	(4.2)%
Services	6%	6%	0.5%	(1.0)%
Other	1%	1%	n/a	n/a
Total	100%	100%	(3.0)%	1.7%

(1)
During the first quarter of fiscal 2012, the revenue category previously referred to as "Home Office" was renamed "Computing and Mobile Phones" to more clearly reflect the key products included within the revenue category. However, the composition of the products within this revenue category has not changed from the previous periods' disclosures.

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

The following is a description of the notable comparable store sales changes in our Domestic segment by revenue category:

•
Consumer Electronics: The 6.3% comparable store sales decline was driven primarily by a decrease in the sales of televisions and cameras and camcorders, partially offset by strong sales from our expanded assortment of e-Readers.

•
Computing and Mobile Phones: The 3.6% comparable store sales gain was primarily the result of increased sales of mobile phones due to the continued growth of Best Buy Mobile, as well as gains in the sales of mobile computing.

•
Entertainment: The 13.3% comparable store sales decline was mainly the result of declining sales in video gaming hardware and software, partially caused by industry-wide softness combined with a decline in our market share, as well as the continued decline in the sales of DVDs and CDs as consumers shift to digital content.

•	Appliances: The 7.0% comparable store sales gain was due to an increase in unit sales with relatively flat average selling prices, with particular strength in kitchen and small appliances.

•
Services: The 0.5% comparable store sales gain was due primarily to a gain in the sales of computer services, partially offset by a decline in the sales of repair and home theater installation services, due in part to the decrease in television sales noted above.

Despite a modest decline in revenue, our Domestic segment experienced gross profit growth in fiscal 2011 of $350 million, or 3.9%, compared to fiscal 2010, due to rate improvements. The 1.0% of revenue increase in the gross profit rate was due to favorable rate and mix impacts of 0.7% of revenue and 0.3% of revenue, respectively, and resulted primarily from the following factors collectively:

•	increased sales of higher-margin mobile phones as a result of the growth in Best Buy Mobile;

•	a change in the form of vendor funding for fiscal 2011, shifting more dollars to gross profit than SG&A; and

•	improved attachment of services, particularly in the mobile computing product category;

•	partially offset by declining average selling prices of televisions.

Our Domestic segment's SG&A grew $393 million, or 5.7%, in fiscal 2011 compared to fiscal 2010. The increase in SG&A was driven by the opening of new stores and an increase in the Best Buy Mobile profit share-based management fee, partially offset by lower incentive compensation costs. The following factors collectively contributed to the Domestic segment's SG&A rate increase of 1.1% of revenue:

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

Our Domestic segment recorded $40 million of restructuring charge, including $9 million of inventory write-downs, in fiscal 2011, compared to $25 million recorded in fiscal 2010. The fiscal 2011 restructuring charges resulted from activities to improve supply chain and operational efficiencies and included charges for employee termination benefits, property and equipment impairments and inventory write-downs. The fiscal 2010 restructuring charges related primarily to updating our U.S. Best Buy store operating model, which resulted in the elimination of certain positions for which we incurred employee termination costs.

The $49 million decrease in our Domestic segment's operating income for fiscal 2011 was due to a modest decline in revenue, higher SG&A spending, and an increase in restructuring charges, partially offset by increased gross profit due to an improvement in the gross profit rate. Our Domestic segment's operating income in fiscal 2011 included $40 million of restructuring charges recorded in the fiscal fourth quarter, compared to $25 million of restructuring charges recorded in fiscal 2010.

International

The following table presents selected financial data for our International segment for each of the past three fiscal years ($ in millions):

International Segment Performance Summary	2012(1)	2011	2010(3)
Revenue	$13,090	$12,677	$12,105
Revenue gain %	3.3%	4.7%	23.6%
Comparable store sales % (decline) gain	(2.1)%	2.3%	(3.6)%
Gross profit	$3,387	$3,227	$3,078
Gross profit as % of revenue	25.9%	25.5%	25.4%
SG&A	$2,935	$2,800	$2,786
SG&A as % of revenue	22.4%	22.1%	23.0%
Restructuring charges	$15	$107	$27
Operating (loss) income	$(770)	$320	$265
Operating (loss) income as % of revenue	(5.9)%	2.5%	2.2%

(1)
Included within our International segment's operating loss for fiscal 2012 is a $1.2 billion goodwill impairment charge. The goodwill impairment charge resulted in a decrease in our operating income of 9.2% of revenue for the fiscal year.

The following table reconciles our International segment stores open at the end of each of the last three fiscal years:

	Fiscal 2010	Fiscal 2011			Fiscal 2012
	Total Stores at End of Fiscal Year	Stores Opened	Stores Closed	Total Stores at End of Fiscal Year	Stores Opened	Stores Closed	Total Stores at End of Fiscal Year
Best Buy Europe(1)	2,371	85	(99)	2,357	145	(109)	2,393
Canada
Future Shop	144	2	—	146	5	(2)	149
Best Buy	64	7	—	71	6	—	77
Best Buy Mobile stand-alone	4	6	—	10	20	—	30
China
Five Star	158	12	(4)	166	41	(3)	204
Mexico
Best Buy	5	1	—	6	2	—	8
Total International segment stores	2,746	113	(103)	2,756	219	(114)	2,861

(1)	Represents small-format The Carphone Warehouse and The Phone House stores.

Fiscal 2012 Results Compared With Fiscal 2011

During fiscal 2012, we significantly restructured our International segment. We completed the exit of our large-format Best Buy branded stores in the China and Turkey markets, which we had announced in the fourth quarter of fiscal 2011, and re-focused our Best Buy Europe strategy by closing our large-format Best Buy branded stores in the U.K. to focus on our small-format stores. We also completed the Mobile buy-out in fiscal 2012, which will allow us to fully benefit from growing connections opportunities in the U.S. and Canada. In fiscal 2013, we plan to focus internationally on our existing markets of Canada, China and Mexico, as well as small-format stores in Europe. Notable store opening plans in fiscal 2013 include approximately 50 new Five Star stores in the growing China market.

The International segment comparable store sales decline in fiscal 2012 was led primarily by declines in mobile phones as a result of market pressure in Europe and continued market softness in gaming in Canada. However, we experienced some positive results, including comparable store sales gains in tablets throughout the segment, as well as gains in mobile phones in Canada and our Five Star operations. In addition, Five Star appliance sales benefited from continued government stimulus programs, which effectively ended in December 2011. While we believe the stimulus programs were a significant driver of appliance sales, it is not possible to quantify the impact that the expiration of the programs may have on our future results. Our operating loss was driven primarily by a goodwill impairment charge within our Best Buy Europe reporting unit triggered by the Mobile buy-out in the fourth quarter, which more than offset the margin improvements, particularly within key product categories in Canada, and the decrease in restructuring charges in fiscal 2012 compared to fiscal 2011.

The components of the International segment's 3.3% revenue increase in fiscal 2012 were as follows:

Impact of foreign currency exchange rate fluctuations	3.6%
Net new stores	2.6%
Extra week of revenue(1)	0.6%
Comparable store sales impact	(1.8)%
Non-comparable sales channels(2)	(1.7)%
Total revenue increase	3.3%

(1)	Reflects the incremental revenue associated with stores in Canada in fiscal 2012, which had 53 weeks of activity, compared to 52 weeks in fiscal 2011.

(2)
Non-comparable sales channels primarily reflects the impact from revenue we earn from sales of merchandise to wholesalers and dealers as well as other non-comparable sales channels not included within our comparable store sales calculation.

The net addition of 49 large-format stores throughout the International segment during the past 12 months (Five Star, Best Buy Canada, Future Shop and Best Buy Mexico) contributed the majority of the change in revenue associated with net new stores. The net addition of 56 small-format stores, including 20 new small-format Best Buy Mobile stand-alone stores in Canada and 36 net new small-format stores in Europe had a significantly smaller impact on the overall revenue change given their smaller square footage compared to our large-format stores.

The following table presents the International segment's revenue mix percentages and comparable store sales percentage changes by revenue category in fiscal 2012 and 2011:

	Revenue Mix Summary		Comparable Store Sales Summary
	Year Ended		Year Ended
	March 3, 2012	February 26, 2011	March 3, 2012	February 26, 2011
Consumer Electronics	20%	20%	(6.9)%	(2.8)%
Computing and Mobile Phones(1)	56%	55%	0.0%	4.9%
Entertainment	5%	6%	(13.3)%	(12.4)%
Appliances	10%	9%	4.5%	15.8%
Services	9%	10%	(1.3)%	(1.6)%
Other	<1%	<1%	n/a	n/a
Total	100%	100%	(2.1)%	2.3%

(1)
During the first quarter of fiscal 2012, the revenue category previously referred to as "Home Office" was renamed "Computing and Mobile Phones" to more clearly reflect the key products included within the revenue category. However, the composition of the products within this revenue category has not changed from the previous periods' disclosures.

The following is a description of the notable comparable store sales changes in our International segment by revenue category:

•
Consumer Electronics: The 6.9% comparable store sales decline was driven primarily by decreases in the sales of digital imaging products and televisions as a result of similar factors to those experienced within our Domestic segment.

•
Computing and Mobile Phones: The flat comparable store sales resulted from decreased mobile phone sales in our small-format stores in Europe, as well as declines in the sales of desktops and monitors, as consumer preference continued to shift toward mobile computing devices. These declines were fully offset by increased sales of mobile computing devices due to strong tablet sales and increased sales of mobile phones throughout the remainder of the stores in our International segment.

•
Entertainment: The 13.3% comparable store sales decline resulted primarily from decreases in the sales of gaming in Canada due to overall market softness, similar to trends seen in our Domestic segment.

•
Appliances: The 4.5% comparable store sales gain was primarily due to an increase in the sales of appliances in our Five Star operations, as consumers continued to take advantage of government stimulus programs before they effectively ended in December 2011. Broadly, the stimulus programs provided customers a subsidy or discount when purchasing a new energy-efficient appliance and trading in their old appliance.

•
Services: The 1.3% comparable store sales decline was due to a decrease in the sales of extended warranties and repair services, partially offset by an increase in the customer base in our mobile virtual network operator and fixed line services in Europe.

Our International segment experienced gross profit growth in fiscal 2012 of $160 million, or 5.0%. The increase in gross profit was primarily due to the favorable impact of foreign currency exchange rate fluctuations and increased gross profit from our stores in Canada and our Five Star operations, partially offset by a gross profit decline in our small-format stores in Europe. The 0.4% of revenue increase in the gross profit rate reflected the following factors:

•	improved margin rates in Canada, especially in televisions and notebook computers; and

•	an improved margin rate in Five Star as a result of improved cost programs with vendors;

•	partially offset by higher sales in our Five Star business, which has a relatively lower gross profit rate; and

•	a rate decrease in our small-format stores in Europe due to market pressures.

Our International segment's SG&A increased $135 million, or 4.8%, in fiscal 2012, driven primarily by the impact of foreign currency exchange rate fluctuations. Excluding the impact of foreign currency exchange rate fluctuations, our International segment's SG&A increased $41 million. The increase in SG&A spending and the 0.3% of revenue increase in the SG&A rate were both driven by a decrease in the Best Buy Mobile profit share-based management fee and other costs as a result of the strategic changes made at Best Buy Europe, and increased advertising costs and the deleveraging impact of negative comparable store sales in Canada. These increases were partially offset by lower overall spending in our small-format stores in Europe and a decrease in support costs for our International segment due to previous restructuring activities. For further information on the strategic changes at Best Buy Europe, see Additional Consolidated Results, below.

Our International segment recorded $15 million and $107 million of restructuring charges in fiscal 2012 and 2011, respectively. The restructuring charges consisted of property and equipment impairments related to information technology ("IT") assets as a result of changes in our international expansion strategy. These restructuring charges resulted in a decrease in our operating income in fiscal 2012 and 2011 of 0.1% of revenue and 0.9% of revenue, respectively.

During the fourth quarter of fiscal 2012, we recorded a $1.2 billion goodwill impairment charge relating to our Best Buy Europe reporting unit, as a result of the Mobile buy-out. The cash flows attributable to Best Buy Europe under the profit share agreement represented a significant proportion of the fair value attributable to the Best Buy Europe reporting unit. Accordingly, the Mobile buy-out resulted in these cash flows no longer being available to the reporting unit. Upon completion of the Mobile buy-out, we performed an impairment review of the associated goodwill and determined that the entire amount of $1.2 billion was impaired. Refer to Note 2, Profit Share Buy-Out, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information about the goodwill impairment.

The International segment experienced an operating loss in fiscal 2012, compared to operating income in fiscal 2011, primarily due to the write-off of $1.2 billion of goodwill at our Best Buy Europe reporting unit, partially offset by improved operating income in Canada and lower ongoing support costs due to previous restructuring activities. The goodwill write-off more than offset the increase in revenue and improvement in the gross profit rate in fiscal 2012. For further information on the Mobile buy-out, see Additional Consolidated Results, below.

Fiscal 2011 Results Compared With Fiscal 2010

While challenging economic conditions persisted in fiscal 2011 in many of the countries in which we operate, our International segment continued to grow revenue and experienced a comparable store sales gain for the year. An increase in operating income was due principally to improvements within Europe and our Five Star operations, partially offset by impact of the restructuring activities in fiscal 2011. Excluding the impact of foreign currency exchange rate fluctuations, the International segment experienced a decrease in SG&A, while the gross profit rate remained consistent. Continued growth in consumer spending and temporary government stimulus programs contributed to stronger sales and improved operating income in our Five Star business. Our Canada operations faced many of the same market conditions and factors affecting the U.S. consumer electronics industry, with the adoption of new technology and the timing of product life-cycles continuing to play an important role in revenue trends. Similarly, our Europe operations saw the impacts from a constrained economy, but continued to benefit from higher Best Buy Mobile profit share-based management fees paid in fiscal 2011.

The 4.7% increase in revenue for fiscal 2011 was due to the positive impact of foreign currency exchange rate fluctuations (mainly related to the Canadian dollar), a 2.3% comparable store sales gain and the impact of net new stores opened during fiscal 2011, partially offset by the impact of having one less week of revenue in Europe and a decline in sales in non-comparable sales channels. The increase in comparable store sales in fiscal 2011 was the result of gains in Five Star and Europe, partially offset by a decline in Canada.

The components of the International segment's 4.7% revenue increase in fiscal 2011 were as follows:

Impact of foreign currency exchange rate fluctuations	2.5%
Comparable store sales impact	1.9%
Net new stores	1.3%
One less week of revenue for Best Buy Europe(1)	(0.6)%
Non-comparable sales channels(2)	(0.4)%
Total revenue increase	4.7%

(1)	Represents the incremental revenue associated with Best Buy Europe in fiscal 2010, which had 53 weeks of activity, compared to 52 weeks in fiscal 2011.

(2)
Non-comparable sales channels primarily reflects the impact from revenue we earn from sales of merchandise to wholesalers and dealers as well as other non-comparable sales channels not included within our comparable store sales calculation.

The net addition of 18 large-format stores throughout the International segment during the past 12 months (primarily Best Buy Canada, Future Shop and Five Star) contributed the majority of the change in revenue associated with net new stores, with Five Star stores having a lesser impact given the timing of their openings later in the year. Offsetting the revenue increase from large-format stores was the impact of net closures of small-format stores in Europe, which had a smaller impact on the overall revenue change given their smaller square footage compared to our large-format stores.

The following table presents the International segment's revenue mix percentages and comparable store sales percentage changes by revenue category in fiscal 2011 and 2010:

	Revenue Mix Summary		Comparable Store Sales Summary
	Year Ended		Year Ended
	February 26, 2011	February 27, 2010	February 26, 2011	February 27, 2010
Consumer Electronics	20%	20%	(2.8)%	(11.8)%
Computing and Mobile Phones(1)	55%	52%	4.9%	(0.7)%
Entertainment	6%	7%	(12.4)%	(12.4)%
Appliances	9%	9%	15.8%	7.8%
Services	10%	12%	(1.6)%	6.2%
Other	<1%	<1%	n/a	n/a
Total	100%	100%	2.3%	(3.6)%

(1)
During the first quarter of fiscal 2012, the revenue category previously referred to as "Home Office" was renamed "Computing and Mobile Phones" to more clearly reflect the key products included within the revenue category. However, the composition of the products within this revenue category has not changed from the previous periods' disclosures.

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

The following is a description of the notable comparable store sales changes in our International segment by revenue category:

•
Consumer Electronics: The 2.8% comparable store sales decline resulted primarily from declines in the sales of navigation products and MP3 players and accessories. Televisions remained essentially flat, as gains in the sales of televisions in Five Star, were offset by declines in Canada, which faced market conditions similar to the U.S.

•
Computing and Mobile Phones: The 4.9% comparable store sales gain resulted primarily from gains in the sales of mobile phones and mobile computing, partially offset by declines in sales of desktop computers, monitors and accessories.

•	Entertainment: The 12.4% comparable store sales decline reflected a decrease in the sales of video gaming hardware and software and continued decreases in sales of DVDs and CDs.

•
Appliances: The 15.8% comparable store sales gain resulted primarily from increases in the sales of appliances within our Five Star operations, where growth in consumer spending and temporary government stimulus programs continued to contribute to stronger sales. Broadly, the stimulus programs provided customers a subsidy or discount when purchasing a new energy-efficient appliance and trading in their old appliance.

•	Services: The 1.6% comparable store sales decline was due primarily to a decrease in the sales of extended warranties driven by declines in the sales of televisions and notebook computers in Canada.

Our International segment experienced gross profit growth in fiscal 2011 of $149 million, or 4.8%. The increase in gross profit in fiscal 2011 was due to an increase in revenue and the favorable impact of foreign currency exchange rate fluctuations, as the gross profit rate remained relatively flat. The 0.1% of revenue increase in the gross profit rate in fiscal 2011 reflects a favorable rate impact of 0.4% of revenue, partially offset by an unfavorable mix impact of 0.3% of revenue. The favorable rate impact was mainly the result of gains in Canada, with improved margins in all product categories, especially mobile computing and entertainment hardware and software. The unfavorable mix impact resulted primarily from a decrease in the mix of our higher-margin Europe business and growth in our lower-margin Five Star business.

In fiscal 2011, our International segment's SG&A remained essentially flat as the unfavorable impact of foreign currency exchange rate fluctuations and increased spending associated with new store openings in our Canada and Five Star operations, were offset by a decrease in Europe due to the higher Best Buy Mobile profit share-based management fee. Excluding the impact of foreign currency exchange rate fluctuations, our International segment's SG&A decreased $56 million. The 0.9% of revenue improvement in the SG&A rate was driven primarily by a rate decline in Europe due to the higher Best Buy Mobile profit share-based management fee, as well as the favorable mix impact from a decrease in the sales mix of our higher-rate Europe business. These improvements were partially offset by a rate increase in Canada caused by the deleveraging impact of its comparable store sales decline and increased advertising costs to drive traffic.

Our International segment recorded $107 million and $27 million of restructuring charges in fiscal 2011 and 2010, respectively. The restructuring charges in fiscal 2011 consisted of property and equipment impairments related to IT assets as a result of changes in our international expansion strategy. The fiscal 2010 restructuring charges were related primarily to employee termination benefits and business reorganization costs at Best Buy Europe. These restructuring charges resulted in a decrease in our operating income in fiscal 2011 and 2010 of 0.9% of revenue and 0.2% of revenue, respectively.

The increase in our International segment's operating income in fiscal 2011 resulted primarily from higher operating income in Europe and from Five Star, partially offset by an increase in restructuring charges. Our International segment's operating income in fiscal 2011 included $107 million of restructuring charges recorded in the fourth fiscal quarter, compared to $27 million of restructuring charges recorded in fiscal 2010.

Additional Consolidated Results

Other Income (Expense)

In fiscal 2012, we sold our shares of common stock in TalkTalk Telecom Group PLC and Carphone Warehouse Group plc for $112 million. We recorded a pre-tax gain of $55 million related to the sale.

Our investment income and other in fiscal 2012 was $37 million, compared to $43 million and $53 million in fiscal 2011 and 2010, respectively. The decrease in investment income for both fiscal 2012 compared to fiscal 2011 and fiscal 2011 compared to fiscal 2010 was primarily the result of lower returns on our deferred compensation assets.

Interest expense in fiscal 2012 was $134 million, compared to $86 million and $92 million in fiscal 2011 and 2010, respectively. The increase in interest expense in fiscal 2012, compared to fiscal 2011, was primarily driven by our issuance of $1 billion of long-term debt securities in the first quarter of fiscal 2012. The relatively flat interest expense in fiscal 2011 as compared to fiscal 2010 was the result of lower average short-term borrowings throughout fiscal 2011, partially offset by higher average interest rates on outstanding short-term borrowings.

Effective Income Tax Rate

Our effective income tax rate ("ETR") was 68.0% in fiscal 2012, compared to 33.4% in fiscal 2011. The increase in the ETR in fiscal 2012 compared to fiscal 2011 was mainly the result of the $1.2 billion goodwill impairment related to our Best Buy Europe reporting unit, as the goodwill is not deductible for tax purposes. The tax impacts of foreign operations and other discrete events had minimal impact on the year-over-year ETR. Excluding the impact of the goodwill impairment, the ETR would have been approximately 32.7%. Our ETR was 33.4% in fiscal 2011, compared to 35.9% in fiscal 2010. The decrease in the ETR in fiscal 2011 compared to fiscal 2010 was due primarily to the impact of increased tax benefits from foreign operations, which in turn were due primarily to an increase in foreign earnings.

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

Discontinued Operations

Discontinued operations consists of our large-format Best Buy branded stores in China, Turkey and the U.K., and The Phone House retail stores in Belgium in our International segment, as well as Napster and Speakeasy in our Domestic segment.

The increase in loss from discontinued operations in fiscal 2012 compared to fiscal 2011 was primarily the result of increased restructuring charges. Net loss from discontinued operations included $186 million (net of taxes) of restructuring charges in fiscal 2012 compared to $54 million (net of taxes) in fiscal 2011. The fiscal 2012 restructuring charges included inventory write-downs, property and equipment impairments, facility closure costs, employee termination benefits and other costs primarily related to the closure of our 11 large-format Best Buy branded stores in the U.K. The fiscal 2011 restructuring charges included inventory write-downs, property and equipment impairments, employee termination benefits and facility closure costs as a result of our decision to exit the Turkey market and close our Best Buy branded stores in China.

The increase in loss from discontinued operations in fiscal 2011 compared to fiscal 2010 was due to increased restructuring charges and increased losses related to our large-format Best Buy branded stores in the U.K. Net loss from discontinued operations included $54 million (net of taxes) of restructuring charges related to our decision to exit the Turkey market and close our Best Buy branded stores in China. We recorded no restructuring charges related to discontinued operations in fiscal 2010.

The increase in net loss from discontinued operations attributable to noncontrolling interests in fiscal 2012 compared to fiscal 2011 was the result of increased losses from our large-format Best Buy branded stores in the U.K. due to restructuring activities undertaken to close the stores. The U.K. stores are part of Best Buy Europe, our consolidated subsidiary in which Carphone Warehouse Group plc ("Carphone Warehouse") holds a 50% noncontrolling interest. The increase in net loss from discontinued operations attributable to noncontrolling interest in fiscal 2011 compared to fiscal 2010 was the result of increased operating losses from our large-format Best Buy branded stores in the U.K.

Net Earnings from Continuing Operations Attributable to Noncontrolling Interests

The increase in net earnings from continuing operations attributable to noncontrolling interests in fiscal 2012 compared to fiscal 2011 was due to the strategic changes in respect of Best Buy Europe announced in November 2011. The strategic changes included the Mobile buy-out, which was completed during the fourth quarter of fiscal 2012. The $1.3 billion payment related to the Mobile buy-out was presented within the Net (earnings) from continuing operations attributable to noncontrolling interests line in the Consolidated Statements of Earnings. In the Consolidated Statement of Cash Flows, the payment to Carphone Warehouse is included within the Payment to noncontrolling interest line, as part of cash flows from financing activities. Refer to Note 2, Profit Share Buy-Out, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information about the Mobile buy-out.

The increase in net earnings attributable to noncontrolling interests in fiscal 2011 compared to fiscal 2010 was due to higher net earnings of Best Buy Europe.

Impact of Inflation and Changing Prices

Highly competitive market conditions and the general economic environment minimized inflation's impact on the selling prices of our products and services, and on our expenses. In addition, price deflation and the continued commoditization of key technology products limited our ability to increase our gross profit rate.

Liquidity and Capital Resources

Summary

We continue to closely manage our liquidity and capital resources. The key variables we use to manage our liquidity requirements are the level of investment to support our growth strategies, discretionary SG&A spending, capital expenditures, credit facilities and short-term borrowing arrangements, working capital management and our share repurchase program.

Capital expenditures, particularly with respect to opening new stores and remodeling existing stores, is a component of our cash flow and capital management strategy which, to a large extent, we can adjust in response to economic and other changes in our business environment. Our capital expenditures in fiscal 2012 remained relatively consistent with capital expenditures in fiscal 2011, and we expect this trend to continue in fiscal 2013. We plan to continue to invest in existing businesses and facilities, with a focus on profitable growth areas such as Best Buy Mobile and our Five Star operations in China, as well as modifying certain existing stores to our new pilot Connected Store format. We also plan to to continue upgrading our information technology systems and capabilities throughout fiscal 2013.

We ended fiscal 2012 with $1.2 billion of cash and cash equivalents and short-term investments, compared to $1.1 billion at the end of fiscal 2011. The increase in cash and cash equivalents was due primarily to increased cash generated from operations and the issuance of $1.0 billion of long-term debt securities in the first quarter of fiscal 2012, partially offset by the $1.5 billion of cash utilized in fiscal 2012 to repurchase shares of our common stock, as well as the $1.3 billion payment for the Mobile buy-out. Working capital, the excess of current assets over current liabilities, was $1.4 billion at the end of fiscal 2012, a decrease from $1.8 billion at the end of fiscal 2011. Operating cash flow increased $2.1 billion to $3.3 billion in fiscal 2012 compared to fiscal 2011, while capital expenditures remained relatively consistent.

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for each of the past three fiscal years ($ in millions):

	2012	2011	2010
Total cash provided by (used in):
Operating activities	$3,293	$1,190	$2,206
Investing activities	(724)	(569)	(540)
Financing activities	(2,478)	(1,357)	(348)
Effect of exchange rate changes on cash	5	13	10
Increase (decrease) in cash and cash equivalents	$96	$(723)	$1,328

Operating Activities

The increase in cash provided by operating activities in fiscal 2012 compared to fiscal 2011 was primarily related to the normalization of accounts payable during fiscal 2012, following unusually low balances at the end of fiscal 2011 due to the timing of merchandise receipts in the fourth quarter, as well as efforts to reduce inventory levels throughout fiscal 2012, which were unusually high at the end of fiscal 2011.

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

Investing Activities

The increase in cash used in investing activities in fiscal 2012 compared to fiscal 2011 was mainly due to cash used for our acquisition of mindSHIFT Technologies, Inc. and decreased sales of auction rate securities ("ARS") in fiscal 2012 compared to fiscal 2011.

Cash used in investing activities was relatively flat in fiscal 2011 compared to fiscal 2010, as an increase in cash used for capital expenditures was offset by an increase in cash provided by the sale of a portion of our ARS during fiscal 2011. See Auction Rate Securities and Restricted Cash and Capital Expenditures below for additional information.

Financing Activities

The increase in cash used in financing activities in fiscal 2012 compared to fiscal 2011 was primarily the result of $1.3 billion of cash we used for the Mobile buy-out, an increase in cash used to repurchase our common stock and the repurchase of convertible debentures during fiscal 2012, partially offset by the issuance of $1.0 billion of long-term debt securities in the first quarter of fiscal 2012.

The increase in cash used in financing activities in fiscal 2011 compared to fiscal 2010 was primarily the result of $1.2 billion of cash we used to repurchase our common stock in fiscal 2011. We had no repurchases in fiscal 2010.

Sources of Liquidity

Funds generated by operating activities, available cash and cash equivalents, and our credit facilities continue to be our most significant sources of liquidity. We believe our sources of liquidity will be sufficient to sustain operations and to finance anticipated expansion plans and strategic initiatives in fiscal 2013. However, in the event our liquidity is insufficient, we may be required to limit our spending on future expansion plans, share repurchases or other business opportunities. There can be no assurance that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under our existing credit facilities or obtain additional financing, if necessary, on favorable terms.

We have a $1.0 billion 364-Day senior unsecured revolving credit facility (the "364-Day Facility Agreement") and a $1.5 billion five-year senior unsecured revolving credit facility (the "Five-Year Facility Agreement" and, collectively the "Agreements") with a syndicate of banks, with no borrowings outstanding on the Agreements at March 3, 2012. The 364-Day Facility Agreement expires in October 2012 (subject to a one-year term-out option) and the Five-Year Facility Agreement expires in October 2016. At April 26, 2012, we had no borrowings outstanding under the Agreements.

We have $794 million available (based on the exchange rate in effect as of the end of fiscal 2012) under unsecured revolving credit facilities related to our International segment operations, of which $480 million was outstanding at March 3, 2012. Refer to Note 8, Debt, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information about our credit facilities.

Our ability to access our credit facilities is subject to our compliance with the terms and conditions of our facilities, including financial covenants. The financial covenants require us to maintain certain financial ratios. At March 3, 2012, we were in compliance with all such financial covenants. If an event of default were to occur with respect to any of our other debt, it would likely constitute an event of default under our credit facilities as well.

An interest coverage ratio represents the ratio of pre-tax earnings before fixed charges (interest expense and the interest portion of rent expense) to fixed charges. Our interest coverage ratio, calculated as reported in Exhibit No. 12.1 of this Annual Report on Form 10-K, was 3.14 and 6.51 in fiscal 2012 and 2011, respectively.

Our credit ratings and outlooks at April 26, 2012, are summarized below. In June 2011, Fitch Ratings Ltd. ("Fitch") lowered our rating from BBB+ with a negative outlook to BBB– with a stable outlook. In April 2012, Fitch reaffirmed our BBB– rating but lowered their outlook to negative, citing comparable store sales pressures and competition in the consumer electronics industry. These changes had no material impact on our current borrowing costs, and we believe they will not have a material impact on our ability to raise further debt financing in the future or the prospective borrowing costs associated with such debt. The ratings and outlooks issued by Moody's Investors Service, Inc. ("Moody's") and Standard & Poor's Rating Services ("Standard & Poor's") are consistent with the ratings and outlooks reported in our Annual Report on Form 10-K for the fiscal year ended February 26, 2011.

Rating Agency	Rating	Outlook
Fitch	BBB–	Negative
Moody's	Baa2	Stable
Standard & Poor's	BBB–	Stable

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

Auction Rate Securities and Restricted Cash

At March 3, 2012, and February 26, 2011, we had $82 million and $110 million, respectively, invested in ARS recorded at fair value within Equity and other investments (long-term) in our Consolidated Balance Sheets. The majority of our ARS portfolio is AAA/Aaa-rated and collateralized by student loans, which are guaranteed 95% to 100% by the U.S. government. Due to the auction failures that began in February 2008, we have been unable to liquidate some of our ARS. The investment principal associated with our ARS subject to failed auctions will not be accessible until successful auctions occur, a buyer is found outside of the auction process, the issuers establish a different form of financing to replace these securities, or final payments are due according to the contractual maturities of the debt issues, which range from four to 30 years. We do not intend to sell our remaining ARS until we can recover the full principal amount through one of the means described above. In addition, we do not believe it is more likely than not we would be required to sell our remaining ARS until we can recover the full principal amount based on our other sources of liquidity.

Our liquidity is also affected by restricted cash balances that are pledged as collateral or restricted to use for vendor payables, general liability insurance, workers' compensation insurance and customer warranty and insurance programs. Restricted cash and cash equivalents, which are included in other current assets, were $459 million and $488 million at March 3, 2012, and February 26, 2011, respectively.

Capital Expenditures

Our capital expenditures typically include investments in new stores, store remodeling, store relocations and expansions, new distribution facilities and information technology enhancements. During fiscal 2012, we invested $766 million in property and equipment, including opening over 300 new stores, remodeling certain stores (primarily store merchandising projects), and upgrading our information technology systems and capabilities.

The following table presents our capital expenditures for each of the past three fiscal years ($ in millions):

	2012	2011	2010
New stores	$171	$193	$229
Store-related projects(1)	231	208	90
Information technology	353	327	275
Other	11	16	21
Total capital expenditures(2)	$766	$744	$615

(1)	Includes store remodels and expansions, as well as various merchandising projects.

(2)
Total capital expenditures exclude non-cash capital expenditures of $18, $81 and $9 for fiscal 2012, 2011, and 2010, respectively. Non-cash capital expenditures are comprised of capitalized leases, as well as additions to property and equipment included in accounts payable.

Refer to Note 15, Contingencies and Commitments, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information regarding our significant commitments for capital expenditures at March 3, 2012.

Debt and Capital

2013 Notes

In June 2008, we sold $500 million principal amount of notes due July 15, 2013 (the "2013 Notes"). The 2013 Notes bear interest at a fixed rate of 6.75% per year, payable semi-annually on January 15 and July 15 of each year, beginning January 15, 2009. The interest payable on the 2013 Notes is subject to adjustment if either Moody's or Standard & Poor's downgrades the rating assigned to the 2013 Notes to below investment grade. Net proceeds from the sale of the 2013 Notes were $496 million, after an initial issuance discount of $1 million and other transaction costs.

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

2016 and 2021 Notes

In March 2011, we issued $350 million principal amount of notes due March 15, 2016 (the “2016 Notes”) and $650 million principal amount of notes due March 15, 2021 (the “2021 Notes” and, together with the 2016 Notes, the “Notes”). The 2016 Notes bear interest at a fixed rate of 3.75% per year, while the 2021 Notes bear interest at a fixed rate of 5.50% per year. Interest on the Notes is payable semi-annually on March 15 and September 15 of each year, beginning September 15, 2011. The Notes were issued at a slight discount to par, which when coupled with underwriting discounts of $6 million, resulted in net proceeds from the sale of the Notes of $990 million.

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

Other

At the end of fiscal 2012, we had $149 million outstanding under financing lease obligations.

Share Repurchases and Dividends

From time to time, we repurchase our common stock in the open market pursuant to programs approved by our Board. We may repurchase our common stock for a variety of reasons, such as acquiring shares to offset dilution related to equity-based incentives, including stock options and our employee stock purchase plan, and optimizing our capital structure.

In June 2011, our Board authorized a new $5.0 billion share repurchase program. The June 2011 program terminated and replaced our prior $5.5 billion share repurchase program authorized in June 2007. There is no expiration date governing the period over which we can repurchase shares under the June 2011 program.

In fiscal 2012, we repurchased and retired 54.6 million shares at a cost of $1.5 billion. We repurchased and retired 32.6 million shares at a cost of $1.2 billion in fiscal 2011. We made no share repurchases in fiscal 2010. At the end of fiscal 2012, $4.1 billion of the $5.0 billion share repurchase program authorized by our Board in June 2011 was available for future share repurchases. Repurchased shares have been retired and constitute authorized but unissued shares.

We consider several factors in determining when to make share repurchases including, among other things, our cash needs, the availability of funding, our future business plans and the market price of our stock. We expect that cash provided by future operating activities, as well as available cash and cash equivalents and short-term investments, will be the main sources of funding for our share repurchase program. Based on the anticipated amounts to be generated from those sources of funds in relation to the remaining authorization approved by our Board under the June 2011 share repurchase program, we do not expect that future share repurchases will have a material impact on our short-term or long-term liquidity.

In fiscal 2004, our Board initiated the payment of a regular quarterly cash dividend on our common stock. A quarterly cash dividend has been paid in each subsequent quarter. Effective with the quarterly cash dividend paid in the third quarter of fiscal 2009, we increased our quarterly cash dividend per share by 8% to $0.14 per share, and maintained our cash dividend at that rate for the balance of fiscal 2009 and throughout fiscal 2010. We increased our quarterly cash dividend per share by 7% to $0.15 per share effective with the quarterly cash dividend paid in the third quarter of fiscal 2011. Effective with the quarterly cash dividend paid in the third quarter of fiscal 2012, we increased our quarterly cash dividend per share by 7% to $0.16 per share. The payment of cash dividends is subject to customary legal and contractual restrictions. During fiscal 2012, we made four cash dividend payments totaling $0.62 per share, or $228 million in the aggregate.

Other Financial Measures

Our debt to earnings ratio was 6.7 at the end of fiscal 2012, compared to 1.1 at the end of fiscal 2011, due primarily to the $1.2 billion goodwill impairment in fiscal 2012. Our adjusted debt to earnings before goodwill impairment, interest, income taxes, depreciation, amortization and rent ("EBITDAR") ratio, which includes capitalized operating lease obligations in its calculation, was 2.6 and 2.3 at the end of fiscal 2012 and 2011, respectively, due primarily to an increase in debt and operating lease obligations in fiscal 2012.

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

Our adjusted debt to EBITDAR ratio is calculated as follows:

Adjusted debt
Adjusted debt to EBITDAR =	EBITDAR

The most directly comparable GAAP financial measure to our adjusted debt to EBITDAR ratio is our debt to net earnings ratio, which excludes capitalized operating lease obligations from debt in the numerator of the calculation and does not adjust net earnings in the denominator of the calculation.

The following table presents a reconciliation of our debt to net earnings ratio to our adjusted debt to EBITDAR ratio ($ in millions):

	2012(1)	2011(1)
Debt (including current portion)	$2,208	$1,709
Capitalized operating lease obligations (8 times rental expense)(2)	9,402	8,992
Adjusted debt	$11,610	$10,701

Net earnings from continuing operations including noncontrolling interests(3)	$330	$1,554
Goodwill impairment	1,207	—
Interest expense, net	97	43
Income tax expense	709	779
Depreciation and amortization expense(4)	968	1,078
Rental expense	1,175	1,124
EBITDAR	$4,486	$4,578

Debt to net earnings ratio	6.7	1.1
Adjusted debt to EBITDAR ratio	2.6	2.3

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

(4)	Depreciation and amortization expense includes impairments of fixed assets, investments and intangible assets (including impairments associated with our fiscal restructuring activities).

Off-Balance-Sheet Arrangements and Contractual Obligations

Other than operating leases, we do not have any off-balance-sheet financing. A summary of our operating lease obligations by fiscal year is included in the "Contractual Obligations" table below. Additional information regarding our operating leases is available in Item 2, Properties, and Note 11, Leases, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

The following table presents information regarding our contractual obligations by fiscal year ($ in millions):

		Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Short-term debt obligations	$480	$480	$—	$—	$—
Long-term debt obligations	1,498	—	500	349	649
Capital lease obligations	81	18	35	11	17
Financing lease obligations	149	22	47	40	40
Interest payments	500	101	142	105	152
Operating lease obligations(1)	7,517	1,216	2,217	1,732	2,352
Purchase obligations(2)	3,548	1,771	1,499	278	—
Unrecognized tax benefits(3)	387
Deferred compensation(4)	62
Total	$14,222	$3,608	$4,440	$2,515	$3,210
Note: For additional information refer to Note 8, Debt; Note 11, Leases; Note 13, Income Taxes and Note 15, Contingencies and Commitments, in the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

(1)
Operating lease obligations do not include payments to landlords covering real estate taxes and common area maintenance. These charges, if included, would increase total operating lease obligations by $2.1 billion at March 3, 2012.

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

(4)
Included in Long-term liabilities on our Consolidated Balance Sheet at March 3, 2012, was a $62 million obligation for deferred compensation. As the specific payment dates for the deferred compensation are unknown, the related balances have not been reflected in the "Payments Due by Period" section of the table.

Additionally, we have $2.8 billion in undrawn capacity on our credit facilities at March 3, 2012, which if drawn upon, would be included as short-term debt in our Consolidated Balance Sheets.

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

Inventory
We value our inventory at the lower of cost or market through the establishment of markdown and inventory loss adjustments.

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

Our markdown adjustment contains uncertainties because the calculation requires management to make assumptions and to apply judgment regarding inventory aging, forecast consumer demand, the promotional environment and technological obsolescence.

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

We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our markdowns. However, if estimates regarding consumer demand are inaccurate or changes in technology affect demand for certain products in an unforeseen manner, we may be exposed to losses or gains that could be material. A 10% difference in our actual markdowns at March 3, 2012, would have affected net earnings by approximately $8 million in fiscal 2012.

We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our inventory loss adjustment. However, if our estimates regarding physical inventory losses are inaccurate, we may be exposed to losses or gains that could be material. A 10% difference in actual physical inventory loss adjustments at March 3, 2012, would have affected net earnings by approximately $6 million in fiscal 2012.

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

A 10% difference in our vendor receivables at March 3, 2012, would have affected net earnings by approximately $25 million in fiscal 2012.

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

When reviewing long-lived assets for impairment, we group long-lived assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.

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

We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate long-lived asset impairment losses, except in relation to the store closures and other strategic changes announced in March 2012 (See Note 17, Subsequent Event, to the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data).

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

The carrying values of goodwill and indefinite-lived intangible assets at March 3, 2012, were $1.3 billion and $130 million, respectively. In fiscal 2012, we recorded a $1.2 billion goodwill impairment attributable to our Best Buy Europe reporting unit, representing full impairment of the reporting unit's goodwill. For the remainder of our goodwill outside the Best Buy Europe reporting unit, we determined that the excess of fair value over carrying value for each of our reporting units was substantial. As part of our recent restructuring activities, we recorded impairment charges of $3 million and $10 million in fiscal 2012 and 2011, respectively, related to certain indefinite-lived tradenames in our Domestic segment. These impairments were recorded within Loss from discontinued operations within our Consolidated Statements of Earnings for the respective years.

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

We sell gift cards to customers in our retail stores, through our Web sites and through selected third parties. A liability is initially established for the cash value of the gift card. We recognize revenue from gift cards when: (i) the card is redeemed by the customer; or (ii) the likelihood of the gift card being redeemed by the customer is remote (“gift card breakage”). We determine our gift card breakage rate based upon historical redemption patterns, which show that after 24 months, we can determine the portion of the liability for which redemption is remote.

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

A 10% change in our sales return reserve at March 3, 2012, would have affected net earnings by approximately $1 million in fiscal 2012.

A 10% change in our allowance for doubtful accounts receivable at March 3, 2012, would have affected net earnings by approximately $5 million in fiscal 2012.

A 10% change in our gift card breakage rate at March 3, 2012, would have affected net earnings by approximately $17 million in fiscal 2012.

A 10% change in our customer loyalty program liability at March 3, 2012, would have affected net earnings by approximately $7 million in fiscal 2012.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions

Costs Associated With Exit Activities
When necessary, we vacate stores and other locations prior to the expiration of the related lease. For vacated locations with remaining lease commitments, we record an expense for the difference between the present value of our future lease payments and related costs (e.g., real estate taxes and common area maintenance) from the date of closure through the end of the remaining lease term, net of expected future sublease rental income.

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

A 10% change in our location closing liability at March 3, 2012, would have affected net earnings by approximately $9 million in fiscal 2012.

Stock-Based Compensation
We have a stock-based compensation plan, which includes non-qualified stock options and nonvested share awards, and an employee stock purchase plan. See Note 1, Summary of Significant Accounting Policies, and Note 10, Shareholders' Equity, to the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for a complete discussion of our stock-based compensation programs.

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

A 10% change in our stock-based compensation expense for the year ended March 3, 2012, would have affected net earnings by approximately $7 million in fiscal 2012.

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

A 10% change in our self-insured liabilities at March 3, 2012, would have affected net earnings by approximately $8 million in fiscal 2012.

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

If actual results are materially different than the assumptions we used to determine fair value of the assets and liabilities acquired through a business combination, it is possible that adjustments to the carrying values of such assets and liabilities will have an impact on our net earnings.

See Note 4, Acquisitions, to the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for the acquisition-related information associated with significant acquisitions completed in the last three fiscal years.

New Accounting Standards

Goodwill Impairment — In September 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance simplifying how to test goodwill for impairment. Under the new guidance, entities may make a qualitative assessment of the likelihood of goodwill impairment in order to determine whether a detailed quantitative analysis is required. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. As such, we will adopt the new guidance in our fiscal quarter ending May 5, 2012. We do not believe our adoption of the new guidance will have an impact on our consolidated financial position, results of operations or cash flows.

Comprehensive Income — In June 2011, the FASB issued new guidance on the presentation of comprehensive income. Specifically, the new guidance requires an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. As such, we will adopt the new guidance in our fiscal quarter ending May 5, 2012.

Fair Value Measurement — In April 2011, the FASB issued new guidance to achieve common fair value measurement and disclosure requirements between GAAP and International Financial Reporting Standards. This new guidance amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. As such, we will adopt the new guidance in our fiscal quarter ending May 5, 2012. We do not believe our adoption of the new guidance will have an impact on our consolidated financial position, results of operations or cash flows.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

In addition to the risks inherent in our operations, we are exposed to certain market risks, including adverse changes in foreign currency exchange rates and interest rates.

Foreign Currency Exchange Rate Risk

We have market risk arising from changes in foreign currency exchange rates related to our International segment operations. On a limited basis, we use forward foreign exchange contracts to hedge the impact of fluctuations in foreign currency exchange rates. Our Canada, Europe and China businesses enter into the contracts primarily to hedge certain non-functional currency transaction exposures.

The aggregate notional amount related to our foreign exchange forward contracts outstanding at March 3, 2012, and February 26, 2011, was $238 million and $757 million, respectively. The fair value recorded on our Consolidated Balance Sheet related to our foreign exchange forward contracts outstanding at March 3, 2012, and February 26, 2011, was $(1) million and $(1) million, respectively. The amount recorded in our Consolidated Statement of Earnings related to all contracts settled and outstanding was a gain of $11 million in fiscal 2012, and a gain of $24 million in fiscal 2011.

The overall weakness of the U.S. dollar compared to the U.K. pound, Canadian dollar, and Chinese Renminbi since the end of fiscal 2011 has had a positive overall impact on our revenue and net earnings as the foreign denominations translated into more U.S. dollars. It is not possible to determine the exact impact of foreign currency exchange rate fluctuations; however, the effect on reported revenue and net earnings can be estimated. We estimate that foreign currency exchange rate fluctuations had a net favorable impact on our revenue and net earnings in fiscal 2012 of approximately $456 million and $2 million, respectively. Similarly, we estimate that the overall weakness of the U.S. dollar had a favorable impact on our revenue and net earnings in fiscal 2011 of approximately $302 million and $7 million, respectively.

Interest Rate Risk

Short- and long-term debt

At March 3, 2012, our short- and long-term debt was comprised primarily of credit facilities, our 2013 Notes, our 2016 Notes and our 2021 Notes. We currently do not manage the interest rate risk on our debt through the use of derivative instruments.

Our credit facilities' interest rates may be reset due to fluctuations in a market-based index, such as the federal funds rate, LIBOR, or the base rate or prime rate of our lenders. A hypothetical 100-basis-point change in the interest rates on the outstanding balance of our credit facilities at March 3, 2012, and February 26, 2011, would change our annual pre-tax earnings by $5 million and $6 million, respectively.

There is no interest rate risk associated with our 2013 Notes, our 2016 Notes or 2021 Notes, as the interest rates are fixed at 6.75%, 3.75% and 5.5%, respectively, per annum.

Long-term investments in debt securities

At March 3, 2012, our long-term investments in debt securities were comprised of ARS. These investments are not subject to material interest rate risk. A hypothetical 100-basis-point change in the interest rate on such investments at March 3, 2012, and February 26, 2011, would change our annual pre-tax earnings by $1 million and $1 million, respectively. We do not manage interest rate risk on our investments in debt securities through the use of derivative instruments.

Other Market Risks

Investments in auction rate securities

At March 3, 2012, we held $82 million in investments in ARS, which includes a $6 million pre-tax temporary impairment, compared to $110 million in investments in ARS and a $5 million pre-tax temporary impairment at February 26, 2011. Given current conditions in the ARS market as described above in the Liquidity and Capital Resources section, included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report on Form 10-K, we may incur additional temporary unrealized losses or other-than-temporary realized losses in the future if market conditions were to persist and we were unable to recover the cost of our ARS investments. A hypothetical 100-basis-point loss from the par value of these investments at March 3, 2012, and February 26, 2011, would result in an impairment of $1 million and $1 million, respectively.

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

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is designed under the supervision of our principal executive officer and principal financial officer, and effected by our Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP, and includes those policies and procedures that:

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we assessed the effectiveness of our internal control over financial reporting as of March 3, 2012, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, we have concluded that our internal control over financial reporting was effective as of March 3, 2012. During our assessment, we did not identify any material weaknesses in our internal control over financial reporting. Deloitte & Touche LLP, the independent registered public accounting firm that audited our consolidated financial statements for the year ended March 3, 2012, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, has issued an unqualified attestation report on our internal control over financial reporting as of March 3, 2012.

George L. Mikan III Chief Executive Officer (Interim) (duly authorized and principal executive officer)	James L. Muehlbauer Executive Vice President — Finance and Chief Financial Officer (duly authorized and principal financial officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Best Buy Co., Inc.:
Richfield, Minnesota

We have audited the accompanying consolidated balance sheets of Best Buy Co., Inc. and subsidiaries (the "Company") as of March 3, 2012 and February 26, 2011 and the related consolidated statements of earnings, cash flows, and changes in shareholders' equity for each of the three fiscal years in the period ended March 3, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Best Buy Co., Inc. and subsidiaries as of March 3, 2012 and February 26, 2011, and the results of their operations and their cash flows for each of the three fiscal years in the period ended March 3, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of March 3, 2012, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 1, 2012, expressed an unqualified opinion on the Company's internal control over financial reporting.
Minneapolis, Minnesota
May 1, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Best Buy Co., Inc.:
Richfield, Minnesota

We have audited the internal control over financial reporting of Best Buy Co., Inc. and subsidiaries (the "Company") as of March 3, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 3, 2012, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended March 3, 2012 of the Company and our report dated May 1, 2012, expressed an unqualified opinion on those financial statements and financial statement schedule.
Minneapolis, Minnesota
May 1, 2012

Consolidated Balance Sheets
$ in millions, except per share and share amounts

	March 3, 2012	February 26, 2011
Assets
Current Assets
Cash and cash equivalents	$1,199	$1,103
Short-term investments	—	22
Receivables	2,288	2,348
Merchandise inventories	5,731	5,897
Other current assets	1,079	1,103
Total current assets	10,297	10,473
Property and Equipment
Land and buildings	775	766
Leasehold improvements	2,367	2,318
Fixtures and equipment	4,981	4,701
Property under capital lease	129	120
	8,252	7,905
Less accumulated depreciation	4,781	4,082
Net property and equipment	3,471	3,823
Goodwill	1,335	2,454
Tradenames, Net	130	133
Customer Relationships, Net	229	203
Equity and Other Investments	140	328
Other Assets	403	435
Total Assets	$16,005	$17,849

Liabilities and Equity
Current Liabilities
Accounts payable	$5,364	$4,894
Unredeemed gift card liabilities	456	474
Accrued compensation and related expenses	539	570
Accrued liabilities	1,685	1,471
Accrued income taxes	288	256
Short-term debt	480	557
Current portion of long-term debt	43	441
Total current liabilities	8,855	8,663
Long-Term Liabilities	1,099	1,183
Long-Term Debt	1,685	711
Contingencies and Commitments (Note 15)
Equity
Best Buy Co., Inc. Shareholders' Equity
Preferred stock, $1.00 par value: Authorized — 400,000 shares; Issued and outstanding — none	—	—
Common stock, $0.10 par value: Authorized — 1.0 billion shares; Issued and outstanding — 341,400,000 and 392,590,000 shares, respectively	34	39
Additional paid-in capital	—	18
Retained earnings	3,621	6,372
Accumulated other comprehensive income	90	173
Total Best Buy Co., Inc. shareholders' equity	3,745	6,602
Noncontrolling interests	621	690
Total equity	4,366	7,292
Total Liabilities and Equity	$16,005	$17,849

See Notes to Consolidated Financial Statements.

Consolidated Statements of Earnings
$ in millions, except per share amounts

Fiscal Years Ended	March 3, 2012	February 26, 2011	February 27, 2010
Revenue	$50,705	$49,747	$49,243
Cost of goods sold	38,113	37,197	37,201
Restructuring charges — cost of goods sold	19	9	—
Gross profit	12,573	12,541	12,042
Selling, general and administrative expenses	10,242	10,029	9,622
Restructuring charges	39	138	52
Goodwill impairment	1,207	—	—
Operating income	1,085	2,374	2,368
Other income (expense)
Gain on sale of investments	55	—	—
Investment income and other	37	43	53
Interest expense	(134)	(86)	(92)
Earnings from continuing operations before income tax expense and equity in (loss) income of affiliates	1,043	2,331	2,329
Income tax expense	709	779	835
Equity in (loss) income of affiliates	(4)	2	1
Net earnings from continuing operations	330	1,554	1,495
Loss from discontinued operations (Note 3), net of tax of $89, $65 and $33	(308)	(188)	(101)
Net earnings including noncontrolling interests	22	1,366	1,394
Net (earnings) from continuing operations attributable to noncontrolling interests	(1,387)	(127)	(96)
Net loss from discontinued operations attributable to noncontrolling interests	134	38	19
Net (loss) earnings attributable to Best Buy Co., Inc.	$(1,231)	$1,277	$1,317

Basic (loss) earnings per share attributable to Best Buy Co., Inc.
Continuing operations	$(2.89)	$3.51	$3.36
Discontinued operations	(0.47)	(0.37)	(0.20)
Basic (loss) earnings per share	$(3.36)	$3.14	$3.16

Diluted (loss) earnings per share attributable to Best Buy Co., Inc.
Continuing operations	$(2.89)	$3.44	$3.29
Discontinued operations	(0.47)	(0.36)	(0.19)
Diluted (loss) earnings per share	$(3.36)	$3.08	$3.10

Weighted-average common shares outstanding (in millions)
Basic	366.3	406.1	416.8
Diluted	366.3	416.5	427.5

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
$ in millions

Fiscal Years Ended	March 3, 2012	February 26, 2011	February 27, 2010
Operating Activities
Net earnings including noncontrolling interests	$22	$1,366	$1,394
Adjustments to reconcile net earnings to total cash provided by operating activities:
Depreciation	897	896	838
Amortization of definite-lived intangible assets	48	82	88
Restructuring charges	288	222	52
Goodwill impairment	1,207	—	—
Stock-based compensation	120	121	118
Realized gain on sale of investment	(55)	—	—
Deferred income taxes	28	(134)	(30)
Excess tax benefits from stock-based compensation	—	(11)	(7)
Other, net	25	11	—
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Receivables	41	(371)	(63)
Merchandise inventories	120	(400)	(609)
Other assets	(24)	40	(98)
Accounts payable	574	(443)	141
Other liabilities	(23)	(156)	279
Income taxes	25	(33)	103
Total cash provided by operating activities	3,293	1,190	2,206
Investing Activities
Additions to property and equipment, net of $18, $81 and $9 non-cash capital expenditures in fiscal 2012, 2011 and 2010, respectively	(766)	(744)	(615)
Purchases of investments	(112)	(267)	(16)
Sales of investments	290	415	56
Acquisition of businesses, net of cash acquired	(174)	—	(7)
Proceeds from sale of business, net of cash transferred	—	21	—
Change in restricted assets	40	(2)	18
Settlement of net investment hedges	—	12	40
Other, net	(2)	(4)	(16)
Total cash used in investing activities	(724)	(569)	(540)
Financing Activities
Repurchase of common stock	(1,500)	(1,193)	—
Issuance of common stock under employee stock purchase plan and for the exercise of stock options	67	179	138
Dividends paid	(228)	(237)	(234)
Repayments of debt	(3,412)	(3,120)	(5,342)
Proceeds from issuance of debt	3,921	3,021	5,132
Payment to noncontrolling interest (Note 2)	(1,303)	—	—
Acquisition of noncontrolling interests	—	(21)	(34)
Excess tax benefits from stock-based compensation	—	11	7
Other, net	(23)	3	(15)
Total cash used in financing activities	(2,478)	(1,357)	(348)
Effect of Exchange Rate Changes on Cash	5	13	10
Increase (Decrease) in Cash and Cash Equivalents	96	(723)	1,328
Cash and Cash Equivalents at Beginning of Year	1,103	1,826	498
Cash and Cash Equivalents at End of Year	$1,199	$1,103	$1,826
Supplemental Disclosure of Cash Flow Information
Income taxes paid	$568	$882	$732
Interest paid	89	68	78
See Notes to Consolidated Financial Statements.

Consolidated Statements of Changes in Shareholders' Equity
$ and shares in millions

	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Best Buy Co., Inc. Shareholders' Equity	Non controlling Interests	Total Equity
Balances at February 28, 2009	414	$41	$205	$4,714	$(317)	$4,643	$513	$5,156
Net earnings	—	—	—	1,317	—	1,317	77	1,394
Other comprehensive income, net of tax:
Foreign currency translation adjustments	—	—	—	—	329	329	76	405
Unrealized gains on available-for-sale securities	—	—	—	—	28	28	—	28
Total comprehensive income						1,674	153	1,827
Purchase accounting adjustments	—	—	—	—	—	—	(22)	(22)
Stock options exercised	4	1	95	—	—	96	—	96
Tax loss from stock options, restricted stock and employee stock purchase plan	—	—	(19)	—	—	(19)	—	(19)
Issuance of common stock under employee stock purchase plan	1	—	42	—	—	42	—	42
Stock-based compensation	—	—	118	—	—	118	—	118
Common stock dividends, $0.56 per share	—	—	—	(234)	—	(234)	—	(234)
Balances at February 27, 2010	419	42	441	5,797	40	6,320	644	6,964
Net earnings	—	—	—	1,277	—	1,277	89	1,366
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	—	—	76	76	(42)	34
Unrealized gains on available-for-sale securities	—	—	—	—	58	58	—	58
Cash flow hedging instruments — unrealized loss	—	—	—	—	(1)	(1)	(1)	(2)
Total comprehensive income						1,410	46	1,456
Stock options exercised	4	—	134	—	—	134	—	134
Vesting of restricted stock	1	—	—	—	—	—	—	—
Tax benefits from stock options, restricted stock and employee stock purchase plan	—	—	3	—	—	3	—	3
Issuance of common stock under employee stock purchase plan	1	—	45	—	—	45	—	45
Stock-based compensation	—	—	121	—	—	121	—	121
Common stock dividends, $0.58 per share	—	—	—	(238)	—	(238)	—	(238)
Repurchase of common stock	(32)	(3)	(726)	(464)	—	(1,193)	—	(1,193)
Balances at February 26, 2011	393	39	18	6,372	173	6,602	690	7,292
Net (loss) earnings	—	—	—	(1,231)	—	(1,231)	1,253	22
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	—	—	—	—	(9)	(9)	(12)	(21)
Unrealized losses on available-for-sale securities	—	—	—	—	(26)	(26)	—	(26)
Reclassification adjustment for gain on available-for-sale securities included in net earnings	—	—	—	—	(48)	(48)	—	(48)
Total comprehensive (loss) income						(1,314)	1,241	(73)
Payment to noncontrolling interest	—	—	—	—	—	—	(1,303)	(1,303)
Dividend distribution	—	—	—	—	—	—	(7)	(7)
Stock options exercised	1	—	27	—	—	27	—	27
Tax loss from stock options, restricted stock and employee stock purchase plan	—	—	(2)	—	—	(2)	—	(2)
Issuance of common stock under employee stock purchase plan	2	—	40	—	—	40	—	40
Stock-based compensation	—	—	120	—	—	120	—	120
Common stock dividends, $0.62 per share	—	—	—	(228)	—	(228)	—	(228)
Repurchase of common stock	(55)	(5)	(203)	(1,292)	—	(1,500)	—	(1,500)
Balances at March 3, 2012	341	$34	$—	$3,621	$90	$3,745	$621	$4,366
See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

$ in millions, except per share amounts or as otherwise noted

1.   Summary of Significant Accounting Policies

Description of Business

Unless the context otherwise requires, the use of the terms "we," "us" and "our" in these notes to consolidated financial statements refers to Best Buy Co., Inc. and, as applicable, its consolidated subsidiaries. We are a multinational retailer of consumer electronics, computing and mobile phone products, entertainment products, appliances and related services.

Our enterprise consists of two operating segments which our Chief Executive Officer (our chief operating decision maker) reviews separately to make decisions about resource allocation and to assess performance: Domestic and International. We do not aggregate these operating segments in determining our reportable segments. The Domestic segment is comprised of store, call center and online operations in all states, districts and territories of the U.S., operating under the brand names Best Buy, Best Buy Mobile, Geek Squad, Magnolia Audio Video and Pacific Sales. U.S. Best Buy stores offer a wide variety of consumer electronics, computing and mobile phone products, entertainment products, appliances and related services. Best Buy Mobile offers a wide selection of mobile phones, accessories and related services. Geek Squad provides residential and commercial computer repair, support and installation services. Magnolia Audio Video stores offer high-end audio and video products and related services. Pacific Sales stores offer high-end home-improvement products including appliances, consumer electronics and related services.

The International segment is comprised of: (i) all Canada store, call center and online operations, operating under the brand names Best Buy, Best Buy Mobile, Cell Shop, Connect Pro, Future Shop and Geek Squad, (ii) all Europe store, call center and online operations, operating under the brand names The Carphone Warehouse, The Phone House and Geek Squad, (iii) all China store and call center operations, operating under the brand name Five Star and (iv) all Mexico store operations operating under the brand names Best Buy and Geek Squad. Our International segment offers products and services similar to those of our U.S. Best Buy stores. However, Best Buy Canada stores do not carry appliances and Five Star stores do not carry entertainment products. Further, our small-format stores and offerings in Europe are similar to our Best Buy Mobile format and offerings in the U.S., primarily offering mobile phones, voice and data service plans, and related accessories and services.

In support of our retail store operations, we also maintain Web sites for each of our brands including, but not limited to, BestBuy.com, BestBuy.ca, BestBuyMobile.com, CarphoneWarehouse.com, FutureShop.ca and PhoneHouse.com.

Basis of Presentation

The consolidated financial statements include the accounts of Best Buy Co., Inc. and its consolidated subsidiaries. Investments in unconsolidated entities over which we exercise significant influence but do not have control are accounted for using the equity method. We have eliminated all intercompany accounts and transactions.

In order to align our fiscal reporting periods and comply with statutory filing requirements in certain foreign jurisdictions, we consolidate the financial results of our Europe, China and Mexico operations on a two-month lag. Our policy is to accelerate recording the effect of events occurring in the lag period that significantly affect our consolidated financial statements. In November 2011, we announced plans to close our large-format Best Buy branded stores in the United Kingdom ("U.K."). However, a portion of the charges were not recorded until the stores were closed in January 2012. Accordingly, $82 of restructuring charges recorded in January 2012 related to the store closures were included in our fiscal 2012 results. Furthermore, in January 2012, we determined that the goodwill attributable to our Best Buy Europe reporting unit had been fully impaired. Accordingly, we recorded the $1,207 impairment charge in our fiscal 2012 results. Except for these restructuring activities and the goodwill impairment, no significant intervening event occurred in these operations that would have materially affected our financial condition, results of operations, liquidity or other factors had it been recorded during fiscal 2012. For further information about our fiscal 2012 restructuring and the nature of the charges we recorded, refer to Note 7, Restructuring Charges. For further information about the goodwill impairment, refer to Goodwill and Intangible Assets below, as well as Note 2, Profit Share Buy-Out.

In preparing the accompanying consolidated financial statements, we evaluated the period from March 4, 2012 through the date the financial statements were issued for material subsequent events requiring recognition or disclosure. Other than the fiscal 2013 restructuring announced in March 2012, as described in Note 17, Subsequent Event, no such events were identified for this period.

$ in millions, except per share amounts or as otherwise noted

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. ("GAAP") requires us to make estimates and assumptions. These estimates and assumptions affect the reported amounts in the Consolidated Balance Sheets and Consolidated Statements of Earnings, as well as the disclosure of contingent liabilities. Future results could be materially affected if actual results were to differ from these estimates and assumptions.

Fiscal Year

Our fiscal year ends on the Saturday nearest the end of February. Fiscal 2012 included 53 weeks and fiscal 2011 and 2010 each included 52 weeks.

On November 2, 2011, our Board of Directors approved a change in our fiscal year-end from the Saturday nearest the end of February to the Saturday nearest the end of January, effective beginning with our fiscal year 2013. As a result of this change, our fiscal year 2013 transition period will be 11 months and will end on February 2, 2013, and we will begin consolidating the results of our Europe, China and Mexico operations on a one-month lag, compared to a two-month lag in fiscal year 2012, to continue aligning our fiscal reporting periods with statutory filing requirements in certain foreign jurisdictions. We will begin filing our quarterly reports on Form 10-Q based on the new fiscal year-end beginning with the first quarter of fiscal year 2013. We also currently plan to report the first quarter of fiscal year 2013 as a three-month period, which will include the results of the last month of fiscal year 2012.

Cash and Cash Equivalents

Cash primarily consists of cash on hand and bank deposits. Cash equivalents consist of money market funds, U.S. Treasury bills, commercial paper and time deposits such as certificates of deposit with an original maturity of three months or less when purchased. The amounts of cash equivalents at March 3, 2012, and February 26, 2011, were $343 and $120, respectively, and the weighted-average interest rates were 0.1% and 0.3%, respectively.

Outstanding checks in excess of funds on deposit (book overdrafts) totaled $80 and $57 at March 3, 2012, and February 26, 2011, respectively, and are reflected within Accounts payable in our Consolidated Balance Sheets.

Receivables

Receivables consist principally of amounts due from mobile phone network operators for commissions earned; banks for customer credit card, certain debit card and electronic benefits transfer (EBT) transactions; and vendors for various vendor funding programs.

We establish allowances for uncollectible receivables based on historical collection trends and write-off history. Our allowances for uncollectible receivables were $72 and $107 at March 3, 2012, and February 26, 2011, respectively.

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

$ in millions, except per share amounts or as otherwise noted

Restricted Assets

Restricted cash and investments in debt securities totaled $461 and $490, at March 3, 2012, and February 26, 2011, respectively, and are included in Other current assets or Equity and Other Investments in our Consolidated Balance Sheets. Such balances are pledged as collateral or restricted to use for vendor payables, general liability insurance, workers' compensation insurance and warranty programs.

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

Property under capital lease is comprised of buildings and equipment used in our retail operations and corporate support functions. The related depreciation for capital lease assets is included in depreciation expense. The carrying value of property under capital lease was $69 and $74 at March 3, 2012, and February 26, 2011, respectively, net of accumulated depreciation of $60 and $45, respectively.

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

When reviewing long-lived assets for impairment, we group long-lived assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. For example, long-lived assets deployed at store locations are reviewed for impairment at the individual store level, which involves comparing the carrying value of all land, buildings, leasehold improvements, fixtures and equipment located at each store to the net cash flow projections for each store. In addition, we conduct separate impairment reviews at other levels as appropriate, for example to evaluate potential impairment of assets shared by several areas of operations, such as information technology systems.

$ in millions, except per share amounts or as otherwise noted

The present value of costs associated with location closings, primarily future lease costs (net of expected sublease income), are charged to earnings when we have ceased using the specific location. We accelerate depreciation on property and equipment we expect to retire when a decision is made to abandon a location.

At March 3, 2012, and February 26, 2011, the obligation associated with location closings was $138 and $76, respectively, and is included within Accrued liabilities and Long-term liabilities in our Consolidated Balance Sheets. The obligation associated with location closings at March 3, 2012, included amounts associated with our fiscal 2012 and fiscal 2011 restructuring activities and the obligation associated with location closings at February 26, 2011, included amounts associated with our fiscal 2011 restructuring activities.

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

At March 3, 2012, and February 26, 2011, deferred rent included in Accrued liabilities in our Consolidated Balance Sheets was $42 and $34, respectively, and deferred rent included in Long-term liabilities in our Consolidated Balance Sheets was $317 and $343, respectively.

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

Goodwill and Intangible Assets

Goodwill

Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. We test goodwill for impairment annually in the fiscal fourth quarter, or when indications of potential impairment exist. We monitor the existence of potential impairment indicators throughout the fiscal year.

We test for goodwill impairment at the reporting unit level. Our reporting units are the components of operating segments which constitute businesses for which discrete financial information is available and is regularly reviewed by segment management. No components were aggregated in arriving at our reporting units. Our reporting units with goodwill balances at the beginning of fiscal 2012 were Best Buy Domestic, Best Buy Canada, Five Star China and Best Buy Europe.

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

$ in millions, except per share amounts or as otherwise noted

We carry forward the detailed determination of the fair value of a reporting unit in our annual goodwill impairment analysis if three criteria are met: (1) the assets and liabilities that make up the reporting unit have not changed significantly since the most recent detailed fair value determination; (2) the most recent detailed fair value determination resulted in an amount that exceeded the carrying amount of the reporting unit by a substantial margin; and (3) based on an analysis of events that have occurred since the most recent detailed fair value determination, the likelihood that current fair value is less than the current carrying amount of the reporting unit is remote. For all other reporting units, we perform a detailed determination of fair value of the reporting unit.

Our detailed impairment analysis involves the use of a discounted cash flow ("DCF") model. Significant management judgment is necessary to evaluate the impact of operating and macroeconomic changes on each reporting unit. Critical assumptions include projected comparable store sales growth, store count, gross profit rates, selling, general and administrative expense ("SG&A") rates, working capital fluctuations, capital expenditures and terminal growth rates, as well as an appropriate discount rate. Discount rates are determined separately for each reporting unit using the capital asset pricing model. We also use comparable market earnings multiple data and our company's market capitalization to corroborate our reporting unit valuations.

Goodwill Impairment

For the Best Buy Domestic, Best Buy Canada and Five Star China reporting units, we utilized the carry-forward methodology outlined above in completing the fiscal 2012 goodwill impairment reviews. For each of these reporting units, we determined that the fair value of goodwill remained substantially in excess of carrying values. No goodwill impairments were recorded in fiscal 2011 or fiscal 2010.

Refer to Note 2, Profit Share Buy-Out, for further information on the $1,207 goodwill impairment attributable to the Best Buy Europe reporting unit recorded in the fourth quarter of fiscal 2012.

Tradenames and Customer Relationships

We have an indefinite-lived tradename related to Pacific Sales included within our Domestic segment. We also have indefinite-lived tradenames related to Future Shop, Five Star, The Carphone Warehouse and The Phone House included within our International segment.

We have definite-lived intangible assets related to customer relationships acquired as part of our acquisition of mindSHIFT within our Domestic segment, and Best Buy Europe within our International segment.

Our valuation of identifiable intangible assets acquired is based on information and assumptions available to us at the time of acquisition, using income and market approaches to determine fair value. We amortize definite-lived intangible assets over their estimated useful lives. We do not amortize our indefinite-lived tradenames, but test for impairment annually, or when indications of potential impairment exist.

We utilize the relief from royalty method to determine the fair value of each of our indefinite-lived tradenames. If the carrying value exceeds the fair value, we recognize an impairment loss in an amount equal to the excess. Significant management judgment is necessary to determine key assumptions, including projected revenue, royalty rates and appropriate discount rates. Royalty rates used are consistent with those assumed for original purchase accounting. Other assumptions are consistent with those we use for goodwill impairment testing purposes.

$ in millions, except per share amounts or as otherwise noted

The changes in the carrying amount of goodwill and indefinite-lived tradenames by segment were as follows in fiscal 2012, 2011 and 2010:

	Goodwill			Indefinite-Lived Tradenames
	Domestic	International	Total	Domestic	International	Total
Balances at February 28, 2009	$434	$1,769	$2,203	$32	$72	$104
Purchase accounting adjustments(1)	—	48	48	—	—	—
Changes in foreign currency exchange rates	—	201	201	—	8	8
Balances at February 27, 2010	434	2,018	2,452	32	80	112
Acquisitions	—	5	5	—	—	—
Impairments(2)	—	—	—	(10)	—	(10)
Sale of business(3)	(12)	—	(12)	(1)	—	(1)
Changes in foreign currency exchange rates	—	9	9	—	4	4
Balances at February 26, 2011	422	2,032	2,454	21	84	105
Acquisitions(4)	94	—	94	1	—	1
Impairments	—	(1,207)	(1,207)	—	—	—
Sale of business	—	(7)	(7)	(3)	(2)	(5)
Changes in foreign currency exchange rates	—	1	1	—	1	1
Other(5)	—	—	—	—	28	28
Balances at March 3, 2012	$516	$819	$1,335	$19	$111	$130

(1)	The adjustment in fiscal 2010 related to the finalization of the purchase price allocations from our acquisitions of Best Buy Europe and Five Star.

(2)
As part of our fiscal 2011 restructuring activities, we recorded an impairment charge related to certain indefinite-lived tradenames in our Domestic segment. See Note 7, Restructuring Charges, for further information.

(3)	As a result of the sale of our Speakeasy business in the second quarter of fiscal 2011, we eliminated the carrying value of the related goodwill and indefinite-lived tradenames as of the date of sale.

(4)	Represents goodwill acquired, primarily as a result of the mindSHIFT acquisition. See Note 4, Acquisitions, for further information.

(5)
Represents the transfer of certain definite-lived tradenames (at their net book value) to indefinite-lived tradenames following our decision to no longer phase out certain tradenames. We believe these tradenames will continue to contribute to our future cash flows indefinitely.

The following table provides the gross carrying amount of goodwill and cumulative goodwill impairment losses:

	March 3, 2012		February 26, 2011
	Gross Carrying Amount	Cumulative Impairment	Gross Carrying Amount	Cumulative Impairment
Goodwill	$2,596	$(1,261)	$2,519	$(65)

Our tradenames and customer relationships were as follows:

	March 3, 2012		February 26, 2011
	Tradenames	Customer Relationships	Tradenames	Customer Relationships
Indefinite-lived	$130	$—	$105	$—
Definite-lived	—	229	28	203
Total	$130	$229	$133	$203

$ in millions, except per share amounts or as otherwise noted

The following table provides the gross carrying amount and related accumulated amortization of definite-lived intangible assets:

	March 3, 2012		February 26, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Tradenames	$—	$—	$73	$(45)
Customer relationships	453	(224)	383	(180)
Total	$453	$(224)	$456	$(225)

Total amortization expense was $48, $82, and $88 in fiscal 2012, 2011, and 2010, respectively. At March 3, 2012, future amortization expense for identifiable intangible assets for the next five fiscal years was expected to be:

Fiscal Year
2013	$40
2014	40
2015	40
2016	40
2017	22
Thereafter	47

Lease Rights

Lease rights represent costs incurred to acquire the lease of a specific commercial property. Lease rights are recorded at cost and are amortized to rent expense over the remaining lease term, including renewal periods, if reasonably assured. Amortization periods range up to 15 years, beginning with the date we take possession of the property.

The following table provides the gross carrying amount and related accumulated amortization of lease rights:

	March 3, 2012		February 26, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Lease rights	$130	$(73)	$131	$(57)

Lease rights amortization expense was $13, $14 and $18 in fiscal 2012, 2011 and 2010, respectively. We expect current lease rights amortization expense to be approximately $7 for each of the next five fiscal years.

Investments

Debt Securities

Our long-term investments in debt securities are comprised of auction-rate securities ("ARS"). Based on our ability to market and sell these instruments, we classify ARS as available-for-sale and carry them at fair value. ARS were intended to behave like short-term debt instruments because their interest rates reset periodically through an auction process, typically at intervals of seven, 28 and 35 days. Investments in these securities can be sold for cash at par value on the auction date if the auction is successful. The majority of our ARS are AAA/Aaa-rated and collateralized by student loans, which are guaranteed 95% to 100% by the U.S. government. We also hold ARS that are in the form of municipal revenue bonds, which are AA/Aa-rated and insured by bond insurers. We do not have any investments in securities that are collateralized by assets that include mortgages or subprime debt. Our intent with these investments is to recover the full principal amount through a successful auction process, a sale outside of the auction process, a refinancing or settlement upon maturity. See Note 5, Investments, for further information.

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

$ in millions, except per share amounts or as otherwise noted

Marketable Equity Securities

We also periodically invest in marketable equity securities and classify them as available-for-sale. Investments in marketable equity securities are included in Equity and Other Investments in our Consolidated Balance Sheets, and are reported at fair value based on quoted market prices. All unrealized holding gains and losses are reflected net of tax in accumulated other comprehensive income in shareholders' equity.

Other Investments

We also have investments that are accounted for on either the cost method or the equity method that we include in Equity and Other Investments in our Consolidated Balance Sheets.

We review the key characteristics of our debt, marketable equity securities and other investments portfolio and their classification in accordance with GAAP on a quarterly basis, or when indications of potential impairment exist. If a decline in the fair value of a security is deemed by management to be other-than-temporary, we write down the cost basis of the investment to fair value, and the amount of the write-down is included in net earnings.

Insurance

We are self-insured for certain losses related to health, workers' compensation and general liability claims, although we obtain third-party insurance coverage to limit our exposure to these claims. A portion of these self-insured losses are managed through a wholly-owned insurance captive. We estimate our self-insured liabilities using a number of factors, including historical claims experience, an estimate of incurred but not reported claims, demographic factors and severity factors, and utilizing valuations provided by independent third-party actuaries. Our self-insured liabilities included in the Consolidated Balance Sheets were as follows:

	March 3, 2012	February 26, 2011
Accrued liabilities	$77	$81
Long-term liabilities	47	49
Total	$124	$130

Income Taxes

We account for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured pursuant to tax laws using rates we expect to apply to taxable income in the years in which we expect those temporary differences to be recovered or settled. We recognize the effect of a change in income tax rates on deferred tax assets and liabilities in our Consolidated Statements of Earnings in the period that includes the enactment date. We record a valuation allowance to reduce the carrying amounts of deferred tax assets if it is more likely than not that such assets will not be realized.

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

Our income tax returns, like those of most companies, are periodically audited by U.S. federal, state and local and foreign tax authorities. These audits include questions regarding our tax filing positions, including the timing and amount of deductions and the allocation of income among various tax jurisdictions. At any one time, multiple tax years are subject to audit by the various tax authorities. In evaluating the tax benefits associated with our various tax filing positions, we record a tax benefit for uncertain tax positions using the highest cumulative tax benefit that is more likely than not to be realized. A number of years may elapse before a particular matter, for which we have established a liability, is audited and effectively settled. We adjust our liability for unrecognized tax benefits in the period in which we determine the issue is effectively settled with the tax authorities, the statute of limitations expires for the relevant taxing authority to examine the tax position or when more

$ in millions, except per share amounts or as otherwise noted

information becomes available. We include our liability for unrecognized tax benefits, including accrued penalties and interest, in Accrued income taxes and Long-term liabilities on our Consolidated Balance Sheets and in Income tax expense in our Consolidated Statements of Earnings.

Accrued Liabilities

The major components of accrued liabilities at March 3, 2012, and February 26, 2011, were deferred revenue, state and local tax liabilities, rent-related liabilities including accrued real estate taxes, loyalty program liabilities and self-insurance reserves.

Long-Term Liabilities

The major components of long-term liabilities at March 3, 2012, and February 26, 2011, were unrecognized tax benefits, rent-related liabilities, deferred revenue, deferred compensation plan liabilities and self-insurance reserves.

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

We recognize revenue when the sales price is fixed or determinable, collection is reasonably assured and the customer takes possession of the merchandise, or in the case of services, the service has been provided. Revenue is recognized for store sales when the customer receives and pays for the merchandise. For online sales, we defer revenue and the related product costs for shipments that are in-transit to the customer, and recognize revenue at the time the customer receives the product. Online customers typically receive goods within a few days of shipment. Revenue from merchandise sales and services is reported net of sales returns, including an estimate of future returns based on historical return rates, with a corresponding reduction to cost of sales. Our sales returns reserve was $18 and $15, at March 3, 2012, and February 26, 2011, respectively.

We sell extended warranties and other service contracts that typically have terms ranging from three months to four years. We also receive commissions for customer subscriptions with various third parties, notably from mobile phone network operators. In instances where we are deemed to be the obligor on the service contract or subscription, the service and commission revenue is deferred and recognized ratably over the term of the service contract or subscription period. In instances where we are not deemed to be the obligor on the service contract or subscription, commissions are recognized in revenue when such commission has been earned, primarily driven by customer activation. Service and commission revenues earned from the sale of extended warranties represented 2.7%, 2.6% and 2.7% of revenue in fiscal 2012, 2011 and 2010, respectively.

For revenue transactions that involve multiple deliverables, we defer the revenue associated with any undelivered elements. The amount of revenue deferred in connection with the undelivered elements is determined using the relative fair value of each element, which is generally based on each element's relative retail price.

At March 3, 2012, and February 26, 2011, deferred revenue included within Accrued liabilities and Long-term liabilities in our Consolidated Balance Sheets was $565 and $499, respectively.

For additional information related to our credit card arrangements, see Credit Services and Financing, below.

For additional information regarding our customer loyalty programs, see Sales Incentives, below.

$ in millions, except per share amounts or as otherwise noted

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

Gift card breakage income was as follows in fiscal 2012, 2011 and 2010:

	2012	2011	2010
Gift card breakage income	$54	$51	$41

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

The banks are the sole owner of the accounts receivable generated under the programs and absorb losses associated with non-payment by the cardholders and fraudulent usage of the accounts. Accordingly, we do not hold any consumer receivables related to these programs. We earn revenue from fees the banks pay to us based on the number of credit card accounts activated and card usage. In accordance with accounting guidance for revenue arrangements with multiple deliverables, we defer revenue received from cardholder account activations and recognize revenue on a straight-line basis over the remaining term of the applicable agreement with the banks. The banks may also reimburse us for certain costs such as tender costs and Reward Zone points associated with our programs. We pay financing fees, which are recognized as a reduction of revenue, to the banks, and these fees are variable based on certain factors such as the London Interbank Offered Rate ("LIBOR"), charge volume and/or the types of promotional financing offers.

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

First, we have customer loyalty programs where members earn points for each purchase. Depending on the customer's membership level within our loyalty program, certificates expire either three or six months from the date of issuance. The retail value of points earned by our loyalty program members is included in accrued liabilities and recorded as a reduction of revenue at the time the points are earned, based on the percentage of points that are projected to be redeemed.

$ in millions, except per share amounts or as otherwise noted

Second, under our co-branded credit card agreements with banks, we have a customer loyalty credit card bearing the Best Buy brand. Cardholders earn points for purchases made at our stores and related Web sites in the U.S., as well as purchases at other merchants. Points earned entitle cardholders to receive certificates that may be redeemed on future purchases at our stores and related Web sites. Certificates expire either three or six months from the date of issuance. The retail value of points earned by our cardholders is included in accrued liabilities and recorded as a reduction of revenue at the time the points are earned, based on the percentage of points that are projected to be redeemed.

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

$ in millions, except per share amounts or as otherwise noted

included as a reduction of cost of goods sold when the related product is sold. Sell-through credits are generally based on the number of units we sell over a specified period and are recognized when the related product is sold.

Vendor allowances included in SG&A for reimbursement of specific, incremental and identifiable costs to promote and sell a vendor's products were $33, $69 and $139 in fiscal 2012, 2011 and 2010, respectively. A change in the form of vendor contracts in 2011 has led to a higher proportion of vendor allowances being classified within cost of goods sold.

Advertising Costs

Advertising costs, which are included in SG&A, are expensed the first time the advertisement runs. Advertising costs consist primarily of print and television advertisements as well as promotional events. Net advertising expenses were $995, $862 and $709 in fiscal 2012, 2011 and 2010, respectively. Allowances received from vendors for advertising of $98 in fiscal 2010 were classified as reductions of advertising expenses. As a result of a change in the form of vendor contracts, we received no allowances from vendors for advertising expenses that were deemed specific, incremental and identifiable in fiscal 2012 or fiscal 2011.

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

New Accounting Standards

Goodwill Impairment — In September 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance simplifying how to test goodwill for impairment. Under the new guidance, entities may make a qualitative assessment of the likelihood of goodwill impairment in order to determine whether a detailed quantitative analysis is required. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. As such, we will adopt the new guidance in our fiscal quarter ending May 5, 2012. We do not believe our adoption of the new guidance will have an impact on our consolidated financial position, results of operations or cash flows.

Comprehensive Income — In June 2011, the FASB issued new guidance on the presentation of comprehensive income. Specifically, the new guidance requires an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. As such, we will adopt the new guidance in our fiscal quarter ending May 5, 2012.

Fair Value Measurement — In April 2011, the FASB issued new guidance to achieve common fair value measurement and disclosure requirements between GAAP and International Financial Reporting Standards. This new guidance amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. As such, we will adopt the new guidance in our fiscal quarter ending May 5, 2012. We do not believe our adoption of the new guidance will have an impact on our consolidated financial position, results of operations or cash flows.

2.   Profit Share Buy-Out

During fiscal 2008, we entered into a profit-sharing agreement with Carphone Warehouse Group plc ("Carphone Warehouse") (the "profit share agreement"). Under the terms of this agreement, Carphone Warehouse provided expertise and certain other resources to enhance our mobile telephone retail business ("Best Buy Mobile") in return for a share of incremental profits generated in excess of defined thresholds.

$ in millions, except per share amounts or as otherwise noted

During fiscal 2009, we acquired a 50% controlling interest in the retail business of Carphone Warehouse, subsequently renamed Best Buy Europe Distributions Limited ("Best Buy Europe"), which included the profit share agreement with Best Buy Mobile. Carphone Warehouse holds a 50% noncontrolling interest in Best Buy Europe. Following the acquisition of Best Buy Europe, payments made by Best Buy Mobile to Best Buy Europe were recorded as SG&A expense in Best Buy Mobile (Domestic segment), and an SG&A reduction in Best Buy Europe (International segment). Carphone Warehouse's 50% share of the net earnings of Best Buy Europe, which includes the profit share agreement, is recorded in Net (earnings) from continuing operations attributable to noncontrolling interests within our Consolidated Statements of Earnings.

In November 2011, we announced strategic changes in respect of Best Buy Europe, including an agreement to buy out Carphone Warehouse's interest in the profit share agreement for $1,303 (the "Mobile buy-out"), subject to the approval of Carphone Warehouse shareholders. The Mobile buy-out was completed during the fourth quarter of fiscal 2012.

Financial Reporting Impact of the Mobile Buy-out

We accounted for the Mobile buy-out transaction as a $1,303 payment to terminate the future payments due under the profit share agreement with Best Buy Europe, thereby eliminating Carphone Warehouse's interest in the profits. This payment was presented within Net (earnings) from continuing operations attributable to noncontrolling interests in our Consolidated Statements of Earnings, consistent with the financial reporting of the previous recurring payments made pursuant to the profit share agreement. In the Consolidated Statements of Cash Flows, the payment to Carphone Warehouse is included within Payment to noncontrolling interest, as part of cash flows from financing activities.

Goodwill Impairment – Best Buy Europe

The Best Buy Europe reporting unit comprises our 50% controlling interest in Best Buy Europe, which includes the profit share agreement with Best Buy Mobile. Based upon the preliminary purchase price allocation for the Best Buy Europe acquisition in the second quarter of fiscal 2009, we recorded $1,491 of goodwill. The goodwill balance attributable to our Best Buy reporting unit has fluctuated over time as a result of changes in foreign currency exchange rates. No impairment had been recorded through the end of the third quarter of fiscal 2012.

At the time of the announcement of the Mobile buy-out in November 2011, we also announced the closure of our large-format Best Buy branded stores in the U.K. As of the end of the third quarter of fiscal 2012 and in light of these strategic decisions, we performed an interim evaluation of potential impairment of goodwill associated with the Best Buy Europe reporting unit. The fair value of the reporting unit, which reflected the exit plans for our large-format Best Buy branded stores in the U.K. and the fair value of the profit share agreement indicated by the Mobile buy-out price agreed upon with Carphone Warehouse, was determined to be in excess of the carrying value of the Best Buy Europe reporting unit as of the end of the third quarter of fiscal 2012. However, if the shareholders of Carphone Warehouse were to approve the Mobile buy-out, we estimated that substantially all of the goodwill associated with the Best Buy Europe reporting unit would be impaired in the absence of forecast cash flows to the reporting unit under the profit share agreement.

On January 24, 2012, the shareholders of Carphone Warehouse approved the Mobile buy-out and thus the transaction became unconditional. We conducted an impairment review of the goodwill associated with the Best Buy Europe reporting unit as of this date. Following the elimination of the profit share agreement from Best Buy Europe and the closure of large-format Best Buy branded stores in the U.K., the remaining fair value of the Best Buy Europe reporting unit is entirely attributable to its small-format store retail operations. Management determined the fair value of the reporting unit by reference to estimated future cash flows discounted to present value using a discount rate of 9.0%. The reporting unit fair value determined was also corroborated by reference to market data. The fair value determined was less than the carrying value of Best Buy Europe, and therefore further analysis was conducted to determine the implied fair value of goodwill. This included first determining the fair value of all identifiable tangible and intangible assets and liabilities attributable to Best Buy Europe, in a manner consistent with purchase accounting methodology. Once complete, the aggregate fair value of all assets and liabilities was compared to the reporting unit fair value determined, to ascertain the implied fair value of goodwill. Based on this analysis, it was determined that goodwill attributable to the Best Buy Europe reporting unit, representing $1,207 as of January 24, 2012, had been fully impaired. The impairment loss was recorded in the Goodwill impairment line within our Consolidated Statements of Earnings in the fourth quarter of fiscal 2012.

$ in millions, except per share amounts or as otherwise noted

Acceleration of Intervening Event

The results of Best Buy Europe are recorded on a two-month lag. However, as described in Note 1, Summary of Significant Accounting Policies, the Mobile buy-out in January 2012 constituted a significant intervening event. Consequently, the recording of all accounting impacts arising from the Mobile buy-out, including the goodwill impairment, was accelerated and recorded in the fourth quarter of fiscal 2012 due to their significance to our consolidated financial statements.

3.   Discontinued Operations

During fiscal 2011 and the first three quarters of fiscal 2012, we determined that the aggregate financial results from discontinued operations were not material, and therefore, we did not separately present discontinued operations in our consolidated financial statements. During the fourth quarter of fiscal 2012, we determined that with the discontinuation of our large-format Best Buy branded stores in the U.K., aggregate discontinued operations were material and would require separate presentation. We therefore commenced discontinued operations presentation during the fourth quarter of fiscal 2012, and included the results of all operations discontinued during fiscal 2012 and fiscal 2011. We did not discontinue any operations during fiscal 2010. The discontinued operations presentation has been retrospectively applied to all prior periods presented.

Discontinued operations comprise the following:

Domestic Segment

Speakeasy – During the second quarter of fiscal 2011, we completed the sale of Speakeasy to Covad Communications. Speakeasy's operations primarily comprised internet-based telephony services. In consideration for the sale of Speakeasy, Best Buy received cash consideration and a minority equity interest in the combined operations. We do not exercise significant influence over the combined operations. Based upon the fair value of the consideration received and the carrying value of Speakeasy at closing, we recorded a pre-tax gain on sale of $7 in the second quarter of fiscal 2011.

Napster – During the third quarter of fiscal 2012, we sold certain assets comprising the domestic operations of Napster, Inc. to Rhapsody International and ceased operations in the U.S. Napster's operations comprised digital media download and streaming services in the U.S. In consideration for the sale of these assets, Best Buy received a minority investment in Rhapsody International. We do not exercise significant influence over Rhapsody International.

International Segment

Best Buy China – During the fourth quarter of fiscal 2011, we announced the restructuring of our eight large-format Best Buy branded stores in China. The closure of Best Buy branded stores was completed in the first quarter of fiscal 2012. Our fiscal 2011 restructuring activities included plans to restructure the large-format Best Buy branded stores in China.

Best Buy Turkey – During the fourth quarter of fiscal 2011, we announced the closure of our two large-format Best Buy branded stores in Turkey. The exit activities were completed during the second quarter of fiscal 2012, at which time we recorded a $4 pre-tax gain on the sale of certain assets related to the stores.

Best Buy U.K. – During the third quarter of fiscal 2012, we announced the closure of our eleven large-format Best Buy branded stores in the U.K. We completed the exit activities associated with these stores during the fourth quarter of fiscal 2012.

Belgium – During the fourth quarter of fiscal 2012, Best Buy Europe sold its retail business in Belgium, consisting of 82 small-format The Phone House stores, to Belgacom S.A. As a result of the sale, a pre-tax gain of $5 was recorded in fiscal 2012.

$ in millions, except per share amounts or as otherwise noted

The financial results of discontinued operations for fiscal 2012, 2011 and 2010 were as follows:

	2012	2011	2010
Revenue	$411	$525	$451

Restructuring charges(1)	229	75	—

Loss from discontinued operations before income tax benefit	(406)	(260)	(134)
Income tax benefit	89	57	33
Gain on sale of discontinued operations	9	7	—
Income tax benefit on sale	—	8	—
Net loss from discontinued operations including noncontrolling interests	(308)	(188)	(101)
Net loss from discontinued operations attributable to noncontrolling interests	134	38	19
Net loss from discontinued operations attributable to Best Buy Co., Inc.	$(174)	$(150)	$(82)

(1)	See Note 7, Restructuring Charges, for further discussion of the restructuring charges associated with discontinued operations.

4.   Acquisitions

mindSHIFT

In December 2011, we acquired 100% of mindSHIFT Technologies, Inc. ("mindSHIFT"), a managed service provider for small- and mid-sized companies, for $175 (or $168 net of cash acquired). The acquisition date was the close of business on December 28, 2011. We have consolidated mindSHIFT in our financial results as part of our Domestic segment from the date of acquisition. We expect the allocation of the purchase price to the acquired assets and liabilities to be finalized in the first quarter of fiscal 2013. Of the $175 final purchase price, $74 was allocated to customer relationships and $91 was allocated to goodwill, with the remaining $10 allocated primarily to working capital and property, plant and equipment. The customer relationships will be amortized over a weighted average period of 15 years. None of the goodwill is deductible for tax purposes.

We entered into this transaction as mindSHIFT is the leading managed service provider for small and mid-sized business in the U.S. Coupled with our retail, Geek Squad services and Best Buy for Business operations, we anticipate that mindSHIFT will capture a greater share of the small-to-mid-sized managed service provider market.

5.   Investments

Investments were comprised of the following:

	March 3, 2012	February 26, 2011
Short-term investments
Money market fund	$—	$2
U.S. Treasury bills	—	20
Total short-term investments	$—	$22

Equity and other investments
Debt securities (auction rate securities)	$82	$110
Marketable equity securities	3	146
Other investments	55	72
Total equity and other investments	$140	$328

Debt Securities

Our debt securities are comprised of ARS. ARS were intended to behave like short-term debt instruments because their interest rates reset periodically through an auction process, most commonly at intervals of seven, 28 and 35 days. The auction process

$ in millions, except per share amounts or as otherwise noted

had historically provided a means by which we could rollover the investment or sell these securities at par in order to provide us with liquidity as needed. As a result, we classify our investments in ARS as available-for-sale and carry them at fair value.

In February 2008, auctions began to fail due to insufficient buyers, as the amount of securities submitted for sale in auctions exceeded the aggregate amount of the bids. For each failed auction, the interest rate on the security moves to a maximum rate specified for each security, and generally resets at a level higher than specified short-term interest rate benchmarks. To date, we have collected all interest due on our ARS and expect to continue to do so in the future. Due to persistent failed auctions, and the uncertainty of when these investments could be liquidated at par, we have classified all of our investments in ARS as non-current assets within Equity and Other Investments in our Consolidated Balance Sheets at March 3, 2012.

We sold $27 of ARS at par during fiscal 2012. However, at March 3, 2012, our entire remaining ARS portfolio, consisting of 17 investments in ARS having an aggregate value at par of $88, was subject to failed auctions.

Our ARS portfolio consisted of the following, at fair value:

Description	Nature of collateral or guarantee	March 3, 2012	February 26, 2011
Student loan bonds	Student loans guaranteed 95% to 100% by the U.S. government	$80	$108
Municipal revenue bonds	100% insured by AAA/Aaa-rated bond insurers at March 3, 2012	2	2
Total fair value plus accrued interest(1)		$82	$110

(1)	The par value and weighted-average interest rates (taxable equivalent) of our ARS were $88 and $115 and 0.5% and 0.8%, respectively, at March 3, 2012, and February 26, 2011, respectively.

At March 3, 2012, our ARS portfolio was 88% AAA/Aaa-rated, 3% AA/Aa-rated and 9% A/A-rated.

The investment principal associated with failed auctions will not be accessible until successful auctions occur, a buyer is found outside of the auction process, the issuers establish a different form of financing to replace these securities, or final payments are due according to the contractual maturities of the debt issuances, which range from four to 30 years. We do not intend to sell our remaining ARS until we can recover the full principal amount through one of the means described above. In addition, we do not believe it is more likely than not that we would be required to sell our remaining ARS until we can recover the full principal amount based on our other sources of liquidity.

We evaluated our entire ARS portfolio of $88 (par value) for impairment at March 3, 2012, based primarily on the methodology described in Note 6, Fair Value Measurements. As a result of this review, we determined that the fair value of our ARS portfolio at March 3, 2012, was $82. Accordingly, a $6 pre-tax unrealized loss is recognized in accumulated other comprehensive income. This unrealized loss reflects a temporary impairment on all of our investments in ARS. The estimated fair value of our ARS portfolio could change significantly based on future market conditions. We will continue to assess the fair value of our ARS portfolio for substantive changes in relevant market conditions, changes in our financial condition or other changes that may alter our estimates described above.

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

We had $(3) and $(3) unrealized loss, net of tax, recorded in accumulated other comprehensive income at March 3, 2012, and February 26, 2011, respectively, related to our investments in debt securities.

Marketable Equity Securities

We invest in marketable equity securities and classify them as available-for-sale. Investments in marketable equity securities are classified as non-current assets within Equity and Other Investments in our Consolidated Balance Sheets, and are reported at fair value based on quoted market prices.

$ in millions, except per share amounts or as otherwise noted

Our investments in marketable equity securities were as follows:

	March 3, 2012	February 26, 2011
Common stock of TalkTalk Telecom Group PLC	$—	$62
Common stock of Carphone Warehouse Group plc	—	84
Other	3	—
Total	$3	$146

We purchased shares of The Carphone Warehouse Group PLC (“CPW”) common stock in fiscal 2008, representing nearly 3% of CPW’s then outstanding shares. In March 2010, CPW demerged into two new holding companies: TalkTalk Telecom Group PLC (“TalkTalk”), which is the holding company for the fixed line voice and broadband telecommunications business of the former CPW, and Carphone Warehouse Group plc, which includes the former CPW’s 50% ownership interest in Best Buy Europe. Accordingly, our investment in CPW was exchanged for equivalent levels of investment in TalkTalk and Carphone Warehouse. In the third quarter of fiscal 2012, we sold our shares of TalkTalk and Carphone Warehouse for $112 ($51 for TalkTalk and $61 for Carphone Warehouse) and recognized a $55 pre-tax gain on the sale.

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

All unrealized holding gains or losses related to our investments in marketable equity securities are reflected net of tax in accumulated other comprehensive income in shareholders' equity. Net unrealized gain, net of tax, included in accumulated other comprehensive income was $0 and $75 at March 3, 2012, and February 26, 2011, respectively.

Other Investments

The aggregate carrying values of investments accounted for using either the cost method or the equity method at March 3, 2012, and February 26, 2011, were $55 and $72, respectively.

6.   Fair Value Measurements

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

$ in millions, except per share amounts or as otherwise noted

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The fair value hierarchy requires the use of observable market data when available. In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following tables set forth by level within the fair value hierarchy, our financial assets and liabilities that were accounted for at fair value on a recurring basis at March 3, 2012, and February 26, 2011, according to the valuation techniques we used to determine their fair values.

		Fair Value Measurements Using Inputs Considered as
	Fair Value at March 3, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents
Money market funds	$272	$272	$—	$—
Other current assets
Money market funds (restricted assets)	119	119	—	—
U.S. Treasury bills (restricted assets)	30	30	—	—
Foreign currency derivative instruments	1	—	1	—
Equity and other investments
Auction rate securities	82	—	—	82
Marketable equity securities	3	3	—	—
Other assets
Marketable securities that fund deferred compensation	83	83	—	—
Liabilities
Accrued liabilities
Foreign currency derivative instruments	2	—	2	—
Long-term liabilities
Deferred compensation	62	62	—	—

$ in millions, except per share amounts or as otherwise noted

		Fair Value Measurements Using Inputs Considered as
	Fair Value at February 26, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents
Money market funds	$70	$70	$—	$—
Short-term investments
Money market fund	2	—	2	—
U.S. Treasury bills	20	20	—	—
Other current assets
Money market funds (restricted assets)	63	63	—	—
U.S. Treasury bills (restricted assets)	105	105	—	—
Foreign currency derivative instruments	2	—	2	—
Equity and other investments
Auction rate securities	110	—	—	110
Marketable equity securities	146	146	—	—
Other assets
Marketable securities that fund deferred compensation	83	83	—	—
Liabilities
Accrued liabilities
Foreign currency derivative instruments	1	—	1	—
Long-term liabilities
Deferred compensation	64	64	—	—
Foreign currency derivative instruments	2	—	2	—

The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis in the tables above that used significant unobservable inputs (Level 3).

	Debt securities — Auction rate securities only
	Student loan bonds	Municipal revenue bonds	Total
Balances at February 27, 2010	$261	$19	$280
Changes in unrealized losses in other comprehensive income	(1)	1	—
Sales	(152)	(18)	(170)
Balances at February 26, 2011	$108	$2	$110
Changes in unrealized losses in other comprehensive income	(1)	—	(1)
Sales	(27)	—	(27)
Balances at March 3, 2012	$80	$2	$82

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

$ in millions, except per share amounts or as otherwise noted

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

Auction Rate Securities. Our investments in ARS were classified as Level 3 as quoted prices were unavailable due to events described in Note 5, Investments. Due to limited market information, we utilized a DCF model to derive an estimate of fair value. The assumptions we used in preparing the DCF model included estimates with respect to the amount and timing of future interest and principal payments, forward projections of the interest rate benchmarks, the probability of full repayment of the principal considering the credit quality and guarantees in place, and the rate of return required by investors to own such securities given the current liquidity risk associated with ARS.

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

With the exception of the goodwill impairment associated with our Best Buy Europe reporting unit described in Note 2, Profit Share Buy-Out, as well as the fixed asset and tradename impairments associated with our fiscal 2012 and fiscal 2011 restructuring activities described in Note 7, Restructuring Charges, we had no significant remeasurements of such assets or liabilities to fair value during fiscal 2012, 2011 and 2010. The following table summarizes the fair value remeasurments recorded for fiscal 2012 and 2011:

	Fiscal 2012		Fiscal 2011
	Impairments	Remaining Net Carrying Value	Impairments	Remaining Net Carrying Value
Continuing operations
Goodwill of Best Buy Europe reporting unit	$1,207	$—	$—	$—
Property and equipment	32	—	122	49
Total	$1,239	$—	$122	$49
Discontinued operations(1)
Property and equipment	$111	$—	$25	$2
Tradename	3	—	10	3
Total	$114	$—	$35	$5

(1)	Fixed asset and tradename impairments associated with discontinued operations are recorded within Loss from discontinued operations in our Consolidated Statements of Earnings.

All of the fair value remeasurments included in the table above were based on significant unobservable inputs (Level 3). Refer to Note 1, Summary of Significant Accounting Policies, as well as Note 2, Profit Share Buy-Out, for further information associated with the goodwill impairment. Fixed asset fair values were derived using a DCF model to estimate the present value of net cash flows that the asset or asset group was expected to generate. The key inputs to the DCF model generally included our forecasts of net cash generated from revenue, expenses and other significant cash outflows, such as capital expenditures, as

$ in millions, except per share amounts or as otherwise noted

well as an appropriate discount rate. For the tradename, fair value was derived using the relief from royalty method, as described in Note 1, Summary of Significant Accounting Policies. In the case of these specific assets, for which their impairment was the result of restructuring activities, no future cash flows have been assumed as the assets will cease to be used and expected sale values are nominal.

Fair Value of Financial Instruments

Our financial instruments, other than those presented in the disclosures above, include cash, receivables, other investments, accounts payable, other payables and short- and long-term debt. The fair values of cash, receivables, accounts payable, other payables and short-term debt approximated carrying values because of the short-term nature of these instruments. Fair values for other investments held at cost are not readily available, but we estimate that the carrying values for these investments approximate fair value. See Note 8, Debt, for information about the fair value of our long-term debt.

7.   Restructuring Charges

Fiscal 2012 Restructuring

In the third quarter of fiscal 2012, we implemented a series of actions to restructure operations in our Domestic and International segments. The actions within our Domestic segment included a decision to modify our strategy for certain mobile broadband offerings, and in our International segment we closed our large-format Best Buy branded stores in the U.K. to refocus our Best Buy Europe strategy on our small-format stores. In addition, we impaired certain information technology ("IT") assets supporting the restructured activities in our International segment. We view these restructuring activities as necessary to meet our long-term financial performance objectives by refocusing our investments on areas that provided profitable growth opportunities and meet our overall return expectations. All restructuring charges directly related to the large-format Best Buy branded stores in the U.K. are reported within discontinued operations in our Consolidated Statements of Earnings. Refer to Note 3, Discontinued Operations.

We incurred $243 of charges related to the fiscal 2012 restructuring during fiscal 2012. Of the total charges, $23 related to our Domestic segment and consisted primarily of IT asset impairments and other related costs. The remaining $220 of charges related to our International segment and consisted primarily property and equipment impairments, facility closure and other costs, employee termination benefits and inventory write-downs.

We do not expect to incur further material restructuring charges related to our fiscal 2012 restructuring activities in either our Domestic or International segments. We expect to substantially complete these restructuring activities in the first half of fiscal 2013.

All restructuring charges from continuing operations related to our fiscal 2012 restructuring activities are presented in Restructuring charges in our Consolidated Statements of Earnings, whereas all restructuring charges from discontinued operations related to our fiscal 2012 restructuring activities are presented in Loss from discontinued operations in our Consolidated Statements of Earnings. The composition of the restructuring charges we incurred in fiscal 2012 for our fiscal 2012 restructuring activities was as follows:

	Domestic	International	Total
Continuing operations
Property and equipment impairments	$17	$15	$32
Termination benefits	1	—	1
Facility closure and other costs	5	—	5
Total	23	15	38
Discontinued operations
Inventory write-downs	—	11	11
Property and equipment impairments	—	96	96
Termination benefits	—	16	16
Facility closure and other costs	—	82	82
Total	—	205	205
Total	$23	$220	$243

$ in millions, except per share amounts or as otherwise noted

The following table summarizes our restructuring accrual activity during fiscal 2012 related to termination benefits and facility closure and other costs associated with our fiscal 2012 restructuring activities:

	Termination Benefits	Facility Closure and Other Costs	Total
Balance at February 26, 2011	$—	$—	$—
Charges	17	87	104
Cash payments	—	—	—
Changes in foreign currency exchange rates	—	(2)	(2)
Balance at March 3, 2012	$17	$85	$102

Fiscal 2011 Restructuring

In the fourth quarter of fiscal 2011, we implemented a series of actions to restructure operations in our Domestic and International segments in order to improve performance and enhance customer service. The restructuring actions included plans to improve supply chain and operational efficiencies in our Domestic segment's operations, primarily focused on modifications to our distribution channels and exit from certain digital delivery services within our entertainment product category. The actions also included plans to exit the Turkey market and restructure the Best Buy branded stores in China. As part of the international restructuring, we also impaired certain IT assets supporting the restructured activities in our International segment. We view these restructuring activities as necessary to meet our long-term growth goals by investing in businesses that have the potential to meet our internal rate of return expectations. All restructuring charges directly related to Turkey and China, as well as the Domestic charges directly related to our exit from certain digital delivery services within our entertainment product category, are reported within discontinued operations in our Consolidated Statements of Earnings. Refer to Note 3, Discontinued Operations.

We incurred $222 of charges related to the fiscal 2011 restructuring during the fourth quarter of fiscal 2011. Of the total charges, $50 related to our Domestic segment, primarily for employee termination benefits, property and equipment impairments, intangible asset impairments and inventory write-downs. The remaining $172 of the charges impacted our International segment and related primarily to property and equipment impairments (including the IT assets), inventory write-downs, facility closure and other costs and employee termination benefits.

In fiscal 2012, we incurred an additional $44 of charges related to the fiscal 2011 restructuring activities. Of the total charge, $45 related to our Domestic segment, consisting primarily of property and equipment impairments (notably IT assets), employee termination benefits, intangible asset impairments and other costs associated with the exit from certain digital delivery services within our entertainment product category. Within our Domestic segment, we also incurred additional inventory write-downs as we completed the exit from certain distribution facilities associated with our entertainment product category at the end of fiscal 2012. We do not expect to incur further material restructuring charges related to our fiscal 2011 restructuring activities in fiscal 2013. However, subsequent to the end of fiscal 2012, we sold the previously impaired distribution facility and equipment. Therefore, we will record a reduction in restructuring charges in the first quarter of fiscal 2013 for the amount of gain on sale, thus reducing the cumulative charges under the fiscal 2011 restructuring. The $(1) of net charges in our International segment in fiscal 2012 was the result of employee termination benefits, offset by adjustments to facility closure and other costs from the completion of our exit from the Turkey market and exiting of lease locations in China.

$ in millions, except per share amounts or as otherwise noted

For continuing operations, the inventory write-downs related to our fiscal 2011 restructuring activities are presented in Restructuring charges — cost of goods sold in our Consolidated Statements of Earnings, and the remainder of the restructuring charges are presented in Restructuring charges in our Consolidated Statements of Earnings. However, all restructuring charges from discontinued operations related to our fiscal 2011 restructuring activities are presented in Loss from discontinued operations in our Consolidated Statements of Earnings. The composition of the restructuring charges we incurred in fiscal 2012 and 2011, as well as the cumulative amount incurred through the end of fiscal 2012, for our fiscal 2011 restructuring activities, was as follows:

	Domestic			International			Total
	Fiscal 2012	Fiscal 2011	Cumulative Amount	Fiscal 2012	Fiscal 2011	Cumulative Amount	Fiscal 2012	Fiscal 2011	Cumulative Amount
Continuing operations
Inventory write-downs	$19	$9	$28	$—	$—	$—	$19	$9	$28
Property and equipment impairments	—	15	15	—	107	107	—	122	122
Termination benefits	(3)	16	13	—	—	—	(3)	16	13
Facility closure and other costs	4	—	4	—	—	—	4	—	4
Total	20	40	60	—	107	107	20	147	167
Discontinued operations
Inventory write-downs	—	—	—	—	15	15	—	15	15
Property and equipment impairments	15	—	15	—	25	25	15	25	40
Termination benefits	4	—	4	7	12	19	11	12	23
Intangible asset impairments	3	10	13	—	—	—	3	10	13
Facility closure and other costs	3	—	3	(8)	13	5	(5)	13	8
Total	25	10	35	(1)	65	64	24	75	99
Total	$45	$50	$95	$(1)	$172	$171	$44	$222	$266

The following table summarizes our restructuring accrual activity during fiscal 2012 and 2011 related to termination benefits associated with our fiscal 2011 restructuring activities:

	Termination Benefits	Facility Closure and Other Costs(1)	Total
Balance at February 27, 2010	$—	$—	$—
Charges	28	13	41
Cash payments	—	—	—
Balance at February 26, 2011	28	13	41
Charges	11	6	17
Cash payments	(33)	(14)	(47)
Adjustments	(3)	4	1
Balance at March 3, 2012	$3	$9	$12

(1)
Included within the facility closure and other costs adjustments is $10 from the first quarter of fiscal 2012, representing an adjustment to exclude non-cash charges or benefits, which had no impact on our Consolidated Statements of Earnings in fiscal 2012.

Fiscal 2010 Restructuring

In April 2009, we updated our Domestic store operating model, which included eliminating certain positions. In addition, in the first quarter of fiscal 2010, we incurred restructuring charges related to employee termination benefits and business reorganization costs at Best Buy Europe within our International segment. As a result of our restructuring efforts, we recorded charges of $52 in the first quarter of fiscal 2010.

$ in millions, except per share amounts or as otherwise noted

All charges related to our fiscal 2010 restructuring activities are related to continuing operations and are presented in Restructuring charges in our Consolidated Statements of Earnings. The composition of the restructuring charges we incurred in fiscal 2010 for our fiscal 2010 restructuring activities was as follows:

	Domestic	International	Total
Termination benefits	$25	$26	$51
Facility closure costs	—	1	1
Total	$25	$27	$52

The following table summarizes our restructuring accrual activity during fiscal 2011 related to termination benefits and facility closure costs associated with our fiscal 2010 restructuring activities:

	Termination Benefits	Facility Closure Costs	Total
Balance at February 27, 2010	$8	$1	$9
Charges	—	—	—
Cash payments	(8)	(1)	(9)
Balance at February 26, 2011	$—	$—	$—

8.   Debt

Short-Term Debt

Short-term debt consisted of the following:

	March 3, 2012		February 26, 2011
	Principal Balance	Interest Rate	Principal Balance	Interest Rate
U.S. revolving credit facility – 364-day	$—	—%	$—	—%
U.S. revolving credit facility – five-year	—	—%	—	—%
Europe revolving credit facility	480	2.4%	—	—%
Europe receivables financing facility	—	—%	455	3.7%
Old Europe revolving credit facility	—	—%	98	3.6%
Canada revolving demand facility	—	—%	—	—%
China revolving demand facilities	—	—%	4	4.8%
Total short-term debt	$480		$557

Fiscal Year	2012	2011
Maximum month-end outstanding during the year	$480	$690
Average amount outstanding during the year	$337	$383
Weighted-average interest rate at year-end	2.4%	3.7%

U.S. Revolving Credit Facilities

In October 2011, Best Buy Co., Inc. entered into a $1,000 364-day senior unsecured revolving credit facility agreement (the “364-Day Facility Agreement”) and a $1,500 five-year senior unsecured revolving credit facility agreement (the “Five-Year Facility Agreement” and, collectively the “Agreements”) with JPMorgan Chase Bank, N.A. (“JPMorgan”), as administrative agent, and a syndicate of banks. The Agreements replaced the $2,300 senior unsecured revolving credit facility, as amended (the “Credit Facility”), with a syndicate of banks, including JPMorgan acting as administrative agent. The Credit Facility was originally scheduled to expire in September 2012. At March 3, 2012, there were no borrowings outstanding and $2,453 was available under the Agreements.

$ in millions, except per share amounts or as otherwise noted

The Agreements permit borrowings of up to $2,500 (which may be increased to up to $3,000 at our option under certain circumstances) and a $300 letter of credit sublimit. The 364-Day Facility Agreement and Five-Year Facility Agreement terminate in October 2012 (subject to a one-year term-out option) and October 2016, respectively.

Interest rates under the Agreements are variable and are determined at our option as: (i) the sum of (a) the greatest of JPMorgan's prime rate, the federal funds rate plus 0.5%, or the one-month London Interbank Offered Rate (“LIBOR”) plus 1.0% and (b) a margin (the “ABR Margin”) or (ii) the LIBOR plus a margin (the “LIBOR Margin”). In addition, a facility fee is assessed on the commitment amount. The ABR Margin, LIBOR Margin and the facility fee are based upon our current senior unsecured debt rating. Under the 364-Day Facility Agreement, the ABR Margin ranges from 0.0% to 0.525%, the LIBOR Margin ranges from 0.925% to 1.525%, and the facility fee ranges from 0.075% to 0.225%. Under the Five-Year Facility Agreement, the ABR Margin ranges from 0.0% to 0.475%, the LIBOR Margin ranges from 0.875% to 1.475%, and the facility fee ranges from 0.125% to 0.275%.

The Agreements are guaranteed by specified subsidiaries of Best Buy Co., Inc. and contain customary affirmative and negative covenants. Among other things, these covenants restrict Best Buy Co., Inc. and its subsidiaries' ability to incur certain types or amounts of indebtedness, incur liens on certain assets, make material changes in corporate structure or the nature of its business, dispose of material assets, engage in a change in control transaction, make certain foreign investments, enter into certain restrictive agreements, or engage in certain transactions with affiliates. The Agreements also contain covenants that require the maintenance of a maximum quarterly cash flow leverage ratio and a minimum quarterly interest coverage ratio. The Agreements contain customary default provisions including, but not limited to, failure to pay interest or principal when due and failure to comply with covenants. We were in compliance with all such covenants at March 3, 2012.

Europe Revolving Credit Facility

In July 2011, Best Buy Europe entered into a new £400 ($618 based on the exchange rate in effect as of the end of fiscal 2012) unsecured revolving credit facility agreement (the “RCF”) with ING Bank N.V., London Branch, as agent, and a syndicate of banks to finance its working capital needs. The RCF expires in July 2015. Best Buy Europe had £310 ($480) of borrowings under the RCF at March 3, 2012.

Interest rates under the RCF are variable, based on LIBOR plus an applicable margin based on Best Buy Europe’s fixed charges coverage ratio. The RCF includes a commitment fee of 40% of the applicable margin on unused available capacity, as well as a utilization fee ranging from 0.0% to 0.5% of the aggregate amount outstanding based on the percentage of the aggregate amount outstanding to the total RCF. The RCF also required an initial arrangement fee of 0.75%.

The RCF is guaranteed by certain subsidiaries of Best Buy Europe and does not provide for any recourse to Best Buy Co., Inc. The RCF contains customary affirmative and negative covenants. Among other things, these covenants restrict or prohibit Best Buy Europe’s ability to incur certain types or amounts of indebtedness, make material changes in the nature of its business, dispose of material assets, make guarantees, or engage in a change in control transaction. The RCF also contains covenants that require Best Buy Europe to comply with a maximum annual leverage ratio and a maximum fixed charges coverage ratio.

The RCF replaced the previous £350 Europe receivables financing facility (the “ERF”) between a subsidiary of Best Buy Europe and a syndicate of banks, including Barclays Bank PLC acting as administrative agent. The ERF was originally scheduled to expire in July 2012. The RCF also replaced Best Buy Europe’s previous £125 revolving credit facility (the “Old RCF”) with one of Best Buy Co., Inc.’s subsidiaries and Carphone Warehouse as lenders. The Old RCF was originally scheduled to expire in March 2013.

Canada Revolving Demand Facility

We have a $51 revolving demand facility available to our Canada operations including an additional seasonal facility of $50 Canadian dollars that is available from September through December of each year. There were no borrowings outstanding under the facility at March 3, 2012. There is no set expiration date for the facility. All borrowings under the facility are made available at the sole discretion of the lender and are payable on demand. Borrowings under the facility bear interest at rates specified in the credit agreement for the facility. Borrowings are secured by a guarantee of Best Buy Co., Inc.

China Revolving Demand Facilities

We have $126 in revolving demand facilities available to our China operations, of which no borrowings were outstanding at March 3, 2012. The facilities are renewed annually with the respective banks. All borrowings under these facilities bear interest

$ in millions, except per share amounts or as otherwise noted

at rates specified in the related credit agreements, are made available at the sole discretion of the respective lenders and are payable on demand. Certain of these facilities are secured by a guarantee of Best Buy Co., Inc.

Long-Term Debt

Long-term debt consisted of the following:

	March 3, 2012	February 26, 2011
2013 Notes	$500	$500
2016 Notes	349	—
2021 Notes	648	—
Convertible debentures	—	402
Financing lease obligations, due 2013 to 2026, interest rates ranging from 3.0% to 8.1%	149	170
Capital lease obligations, due 2013 to 2035, interest rates ranging from 2.1% to 8.3%	81	79
Other debt, due 2018 to 2022, interest rates ranging from 2.6% to 6.7%	1	1
Total long-term debt	$1,728	$1,152
Less: current portion(1)	(43)	(441)
Total long-term debt, less current portion	$1,685	$711

(1)
Since holders of our convertible debentures could have required us to purchase all or a portion of the debentures on January 15, 2012, we classified the $402 for such debentures in the current portion of long-term debt at February 26, 2011.

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

$ in millions, except per share amounts or as otherwise noted

The Notes are unsecured and unsubordinated obligations and rank equally with all of our other unsecured and unsubordinated debt. The Notes contain covenants that, among other things, limit our ability to incur debt secured by liens or to enter into sale and lease-back transactions.

Convertible Debentures

In January 2002, we sold 2.25% convertible subordinated debentures due January 15, 2022, having an aggregate principal amount of $402. During fiscal 2012, we repurchased and redeemed all of the remaining outstanding convertible debentures subject to the terms and conditions of the indenture governing the convertible debentures.

Other

The fair value of long-term debt approximated $1,756 and $1,210 at March 3, 2012, and February 26, 2011, respectively, based primarily on the ask prices quoted from external sources, compared to carrying values of $1,728 and $1,152, respectively.

At March 3, 2012, the future maturities of long-term debt, including capitalized leases, consisted of the following:

Fiscal Year
2013	$40
2014	542
2015	40
2016	32
2017	369
Thereafter	705
Total long-term debt	$1,728

9.   Derivative Instruments

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

Derivatives Not Designated as Hedging Instruments

Derivatives not designated as hedging instruments include foreign exchange forward contracts used to manage the impact of fluctuations in foreign currency exchange rates relative to recognized receivable and payable balances denominated in non-functional currencies and on certain forecasted inventory purchases denominated in non-functional currencies. The contracts generally have terms of up to six months. These derivative instruments are not designated in hedging relationships and, therefore, we record gains and losses on these contracts directly in net earnings.

$ in millions, except per share amounts or as otherwise noted

Summary of Derivative Balances

The following table presents the gross fair values for derivative instruments and the corresponding classification at March 3, 2012 and February 26, 2011:

	March 3, 2012		February 26, 2011
Contract Type	Assets	Liabilities	Assets	Liabilities
Cash flow hedges (foreign exchange forward contracts)	$—	$—	$1	$(2)
No hedge designation (foreign exchange forward contracts)	1	(2)	2	(2)
Total	$1	$(2)	$3	$(4)

The following tables present the effects of derivative instruments on other comprehensive income ("OCI") and on our Consolidated Statements of Earnings for fiscal 2012 and 2011:

	2012		2011
Contract Type	Pre-tax Gain Recognized in OCI(1)	Gain Reclassified from Accumulated OCI to Earnings (Effective Portion)(2)	Pre-tax Gain Recognized in OCI(1)	Gain Reclassified from Accumulated OCI to Earnings (Effective Portion)(2)
Cash flow hedges (foreign exchange forward contracts)	$7	$5	$9	$12
Net investment hedges (foreign exchange swap contracts)	—	—	8	—
Total	$7	$5	$17	$12

(1)	Reflects the amount recognized in OCI prior to the reclassification of 50% to noncontrolling interests for the cash flow and net investment hedges, respectively.

(2)	Gain reclassified from accumulated OCI is included within Selling, general and administrative expenses in our Consolidated Statements of Earnings.

The following table presents the effects of derivatives not designated as hedging instruments on our Consolidated Statements of Earnings for fiscal 2012 and 2011:

	Gain Recognized within SG&A
Contract Type	2012	2011
No hedge designation (foreign exchange forward contracts)	$5	$13

The following table presents the notional amounts of our foreign currency exchange contracts at March 3, 2012 and February 26, 2011:

	Notional Amount
Contract Type	March 3, 2012	February 26, 2011
Derivatives designated as cash flow hedging instruments	$—	$264
Derivatives not designated as hedging instruments	238	493
Total	$238	$757

10.   Shareholders' Equity

Stock Compensation Plans

Our 2004 Omnibus Stock and Incentive Plan, as amended (the "Omnibus Plan"), authorizes us to grant or issue non-qualified stock options, incentive stock options, share awards and other equity awards up to a total of 64.5 million shares. We have not granted incentive stock options under the Omnibus Plan. Under the terms of the Omnibus Plan, awards may be granted to our employees, officers, advisors, consultants and directors. Awards issued under the Omnibus Plan vest as determined by the Compensation and Human Resources Committee of our Board of Directors at the time of grant. At March 3, 2012, a total of 22.7 million shares were available for future grants under the Omnibus Plan.

$ in millions, except per share amounts or as otherwise noted

Upon adoption and approval of the Omnibus Plan, all of our previous equity incentive compensation plans were terminated. However, existing awards under those plans continued to vest in accordance with the original vesting schedule and will expire at the end of their original term.

Our outstanding stock options have a 10-year term. Outstanding stock options issued to employees generally vest over a four-year period, and outstanding stock options issued to directors vest immediately upon grant. Share awards vest based either upon attainment of specified goals or upon continued employment. Outstanding share awards that are not time-based typically vest at the end of a three-year incentive period based either upon our total shareholder return ("TSR") compared to the TSR of companies that comprise Standard & Poor's 500 Index or growth in our common stock price ("market-based"), or upon the achievement of company or personal performance goals ("performance-based"). We have time-based share awards that vest in their entirety at the end of three- and four-year periods and time-based share awards where 25% of the award vests on the date of grant and 25% vests on each of the three anniversary dates thereafter.

Our 2003 Employee Stock Purchase Plan permitted and our 2008 Employee Stock Purchase Plan permits our employees to purchase our common stock at a 15% discount from the market price of the stock at the beginning or at the end of a semi-annual purchase period, whichever is less.

Stock-based compensation expense was as follows in fiscal 2012, 2011 and 2010:

	2012	2011	2010
Stock options	$76	$90	$85
Share awards
Market-based	—	4	8
Performance-based	—	(1)	1
Time-based	33	16	10
Employee stock purchase plans	11	12	14
Total	$120	$121	$118

Stock Options

Stock option activity was as follows in fiscal 2012:

	Stock Options	Weighted- Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at February 26, 2011	35,587,000	$38.97
Granted	3,973,000	27.50
Exercised	(1,126,000)	24.61
Forfeited/Canceled	(2,633,000)	39.87
Outstanding at March 3, 2012	35,801,000	$38.08	5.9	$4
Vested or expected to vest at March 3, 2012	34,099,000	$38.36	5.8	$4
Exercisable at March 3, 2012	24,403,000	$40.21	4.8	$4

The weighted-average grant-date fair value of stock options granted during fiscal 2012, 2011 and 2010 was $7.94, $11.97 and $12.69, respectively, per share. The aggregate intrinsic value of our stock options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) exercised during fiscal 2012, 2011 and 2010, was $6, $52 and $28, respectively. At March 3, 2012, there was $83 of unrecognized compensation expense related to stock options that is expected to be recognized over a weighted-average period of 1.3 years.

Net cash proceeds from the exercise of stock options were $27, $134 and $96 in fiscal 2012, 2011 and 2010, respectively.

The actual income tax benefit realized from stock option exercises was $2, $19 and $10, in fiscal 2012, 2011 and 2010, respectively.

$ in millions, except per share amounts or as otherwise noted

In fiscal 2012, 2011 and 2010, we estimated the fair value of each stock option on the date of grant using a lattice model with the following assumptions:

Valuation Assumptions(1)	2012	2011	2010
Risk-free interest rate(2)	0.1% – 3.6%	0.2% – 3.9%	0.2% – 3.8%
Expected dividend yield	2.3%	1.5%	1.6%
Expected stock price volatility(3)	37%	36%	42%
Expected life of stock options (in years)(4)	6.2	6.1	6.1

(1)	Forfeitures are estimated using historical experience and projected employee turnover.

(2)	Based on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of our stock options.

(3)
We use an outside valuation advisor to assist us in projecting expected stock price volatility. We consider both the historical volatility of our stock price as well as implied volatilities from exchange-traded options on our stock.

(4)	We estimate the expected life of stock options based upon historical experience.

Market-Based Share Awards

The fair value of market-based share awards is determined based on generally accepted valuation techniques and the closing market price of our stock on the date of grant. A summary of the status of our nonvested market-based share awards at March 3, 2012, and changes during fiscal 2012, is as follows:

Market-Based Share Awards	Shares	Weighted-Average Fair Value per Share
Outstanding at February 26, 2011	193,000	$52.19
Granted	—	—
Vested	—	—
Forfeited/Canceled	(193,000)	52.19
Outstanding at March 3, 2012	—	$—

We recognize expense for market-based share awards on a straight-line basis over the requisite service period (or to an employee's eligible retirement date, if earlier). At March 3, 2012, compensation expense had been fully recognized.

Performance-Based Share Awards

The fair value of performance-based share awards is determined based on the closing market price of our stock on the date of grant. A summary of the status of our nonvested performance-based share awards at March 3, 2012, and changes during fiscal 2012, is as follows:

Performance-Based Share Awards	Shares	Weighted-Average Fair Value per Share
Outstanding at February 26, 2011	2,179,000	$41.64
Granted	—	—
Vested	(2,000)	44.94
Forfeited/Canceled	(1,265,000)	41.96
Outstanding at March 3, 2012	912,000	$41.20

At March 3, 2012, there was no compensation expense related to nonvested performance-based share awards that we expect to recognize.

$ in millions, except per share amounts or as otherwise noted

Time-Based Share Awards

The fair value of time-based share awards is determined based on the closing market price of our stock on the date of grant. A summary of the status of our nonvested time-based share awards at March 3, 2012, and changes during fiscal 2012, is as follows:

Time-Based Share Awards	Shares	Weighted-Average Fair Value per Share
Outstanding at February 26, 2011	2,171,000	$36.60
Granted	2,647,000	25.65
Vested	(665,000)	35.01
Forfeited/Canceled	(229,000)	33.55
Outstanding at March 3, 2012	3,924,000	$29.63

At March 3, 2012, there was $80 of unrecognized compensation expense related to nonvested time-based share awards that we expect to recognize over a weighted-average period of 2.6 years.

Employee Stock Purchase Plans

In fiscal 2012, 2011 and 2010, we estimated the fair value of stock-based compensation expense associated with our employee stock purchase plans on the purchase date using the Black-Scholes option-pricing valuation model, with the following assumptions:

Valuation Assumptions	2012	2011	2010
Risk-free interest rate(1)	0.1%	0.2%	0.3%
Expected dividend yield	2.4%	1.4%	1.5%
Expected stock price volatility(2)	38%	29%	53%
Expected life of employee stock purchase plan options (in months)(3)	6	6	6

(1)	Based on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of employee stock purchase plan shares.

(2)	We consider both the historical volatility of our stock price as well as implied volatilities from exchange-traded options on our stock.

(3)	Based on semi-annual purchase period.

In fiscal 2012, 2011 and 2010, 1.4 million, 1.3 million and 1.2 million shares, respectively, were purchased through our employee stock purchase plans. The weighted-average fair values of shares purchased pursuant to the plans during fiscal 2012, 2011 and 2010, were $6.76, $9.54 and $11.34, respectively. At March 3, 2012, and February 26, 2011, plan participants had accumulated $11 and $19, respectively, to purchase our common stock pursuant to these plans.

Earnings per Share

We compute our basic earnings per share based on the weighted-average number of common shares outstanding, and our diluted earnings per share based on the weighted-average number of common shares outstanding adjusted by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued. Potentially dilutive securities include stock options, nonvested share awards and shares issuable under our employee stock purchase plan, as well as common shares that would have resulted from the assumed conversion of our convertible debentures. During the fourth quarter of fiscal 2012, we repurchased and redeemed all of the remaining outstanding convertible debentures (see Note 8, Debt). Since the potentially dilutive shares related to the convertible debentures are included in the computation, the related interest expense, net of tax, is added back to net earnings, as the interest would not have been paid if the convertible debentures had been converted to common stock. Nonvested market-based share awards and nonvested performance-based share awards are included in the average diluted shares outstanding each period if established market or performance criteria have been met at the end of the respective periods.

$ in millions, except per share amounts or as otherwise noted

At March 3, 2012, options to purchase 35.8 million shares of common stock were outstanding as follows (shares in millions):

	Exercisable			Unexercisable			Total
	Shares	%	Weighted- Average Price per Share	Shares	%	Weighted- Average Price per Share	Shares	%	Weighted- Average Price per Share
In-the-money	3.6	15%	$25.28	2.8	25%	$25.07	6.4	18%	$25.19
Out-of-the-money	20.8	85%	42.81	8.6	75%	36.30	29.4	82%	40.91
Total	24.4	100%	$40.21	11.4	100%	$27.30	35.8	100%	$38.08

The computation of dilutive shares outstanding excludes the out-of-the-money stock options because such outstanding options' exercise prices were greater than the average market price of our common shares and, therefore, the effect would be antidilutive (i.e., including such options would result in higher earnings per share).

The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings per share in fiscal 2012, 2011 and 2010:

	2012(1)	2011	2010
Numerator:
Net earnings from continuing operations	$330	$1,554	$1,495
Net (earnings) from continuing operations attributable to noncontrolling interests	(1,387)	(127)	(96)
Net (loss) earnings from continuing operations attributable to Best Buy Co., Inc., basic	(1,057)	1,427	1,399
Adjustment for assumed dilution:
Interest on convertible debentures due in 2022, net of tax	—	6	6
Net (loss) earnings from continuing operations attributable to Best Buy Co., Inc., diluted	$(1,057)	$1,433	$1,405
Denominator (in millions):
Weighted-average common shares outstanding	366.3	406.1	416.8
Effect of potentially dilutive securities:
Shares from assumed conversion of convertible debentures	—	8.8	8.8
Stock options and other	—	1.6	1.9
Weighted-average common shares outstanding, assuming dilution	366.3	416.5	427.5
Net (loss) earnings per share from continuing operations attributable to Best Buy Co., Inc.
Basic	$(2.89)	$3.51	$3.36
Diluted	$(2.89)	$3.44	$3.29

(1)	The calculation of diluted (loss) per share for fiscal 2012 does not include potentially dilutive securities because their inclusion would be anti-dilutive (i.e., reduce the net loss per share).

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

$ in millions, except per share amounts or as otherwise noted

The following table presents the amount and cost of shares we repurchased and retired in fiscal 2012, 2011 and 2010 under the June 2011 program and the June 2007 program (shares in millions):

	2012	2011	2010
June 2011 Program
Total number of shares repurchased	34.5	—	—
Total cost of shares repurchased	$889	$—	$—

June 2007 Program
Total number of shares repurchased	20.1	32.6	—
Total cost of shares repurchased	$611	$1,193	$—

At March 3, 2012, $4,111 remained available for additional purchases under the June 2011 share repurchase program. Repurchased shares have been retired and constitute authorized but unissued shares.

Comprehensive (Loss) Income

Comprehensive (loss) income is computed as net (loss) earnings plus certain other items that are recorded directly to shareholders' equity. In addition to net (loss) earnings, the significant components of comprehensive (loss) income include foreign currency translation adjustments and unrealized gains and losses, net of tax, on available-for-sale marketable equity securities and on derivative instruments. Foreign currency translation adjustments do not include a provision for income tax expense when earnings from foreign operations are considered to be indefinitely reinvested outside the U.S.

Comprehensive (loss) income attributable to Best Buy Co., Inc. was $(1,314), $1,410 and $1,674 in fiscal 2012, 2011 and 2010, respectively.

The components of accumulated other comprehensive income, net of tax, were as follows:

	March 3, 2012	February 26, 2011
Foreign currency translation	$93	$102
Unrealized (losses) gains on available-for-sale investments	(3)	72
Unrealized losses on derivative instruments (cash flow hedges)	—	(1)
Total	$90	$173

11.   Leases

The composition of net rent expense for all operating leases, including leases of property and equipment, was as follows in fiscal 2012, 2011 and 2010:

	2012	2011	2010
Minimum rentals	$1,192	$1,141	$1,111
Contingent rentals	2	2	2
Total rent expense	1,194	1,143	1,113
Less: sublease income	(19)	(19)	(20)
Net rent expense	$1,175	$1,124	$1,093

$ in millions, except per share amounts or as otherwise noted

The future minimum lease payments under our capital, financing and operating leases by fiscal year (not including contingent rentals) at March 3, 2012, were as follows:

Fiscal Year	Capital Leases	Financing Leases	Operating Leases
2013	$21	$32	$1,216
2014	21	31	1,154
2015	18	29	1,063
2016	10	25	940
2017	3	20	792
Thereafter	23	43	2,352
Subtotal	96	180	$7,517
Less: imputed interest	(15)	(31)
Present value	$81	$149

Total minimum lease payments have not been reduced by minimum sublease rent income of approximately $121 due under future noncancelable subleases.

During fiscal 2012 and 2011, we entered into agreements totaling $18 and $52, respectively, related to various IT equipment leases.

12.    Benefit Plans

We sponsor retirement savings plans for employees meeting certain eligibility requirements. Participants may choose from various investment options including a fund comprised of our company stock. Participants can contribute up to 50% of their eligible compensation annually as defined by the plan document, subject to Internal Revenue Service ("IRS") limitations. We match 100% of the first 3% of participating employees' contributions and 50% of the next 2%. Employer contributions vest immediately. The total employer contributions were $69, $69 and $62 in fiscal 2012, 2011 and 2010, respectively.

We have a non-qualified, unfunded deferred compensation plan for highly compensated employees and members of our Board of Directors. Amounts contributed and deferred under our deferred compensation plan are credited or charged with the performance of investment options offered under the plan and elected by the participants. In the event of bankruptcy, the assets of the plan are available to satisfy the claims of general creditors. The liability for compensation deferred under the plan was $62 and $64 at March 3, 2012, and February 26, 2011, respectively, and is included in long-term liabilities. We manage the risk of changes in the fair value of the liability for deferred compensation by electing to match our liability under the plan with investment vehicles that offset a substantial portion of our exposure. The cash value of the investment vehicles, which includes funding for future deferrals, was $83 and $83 at March 3, 2012, and February 26, 2011, respectively, and is included in other assets. Both the asset and the liability are carried at fair value.

13.   Income Taxes

The following is a reconciliation of the federal statutory income tax rate to income tax expense in fiscal 2012, 2011 and 2010:

	2012	2011	2010
Federal income tax at the statutory rate	$365	$816	$815
State income taxes, net of federal benefit	45	46	68
Benefit from foreign operations	(96)	(86)	(54)
Non-taxable interest income	—	—	(1)
Other	—	3	7
Goodwill impairment	395	—	—
Income tax expense	$709	$779	$835
Effective income tax rate	68.0%	33.4%	35.9%

$ in millions, except per share amounts or as otherwise noted

Earnings from continuing operations before income tax expense and equity in (loss) income of affiliates by jurisdiction was as follows in fiscal 2012, 2011 and 2010:

	2012	2011	2010
United States	$1,537	$1,739	$1,944
Outside the United States	(494)	592	385
Earnings from continuing operations before income tax expense and equity in (loss) income of affiliates	$1,043	$2,331	$2,329

Income tax expense was comprised of the following in fiscal 2012, 2011 and 2010:

	2012	2011	2010
Current:
Federal	$447	$735	$686
State	61	73	116
Foreign	173	105	63
	681	913	865
Deferred:
Federal	94	(113)	(13)
State	1	(2)	(11)
Foreign	(67)	(19)	(6)
	28	(134)	(30)
Income tax expense	$709	$779	$835

Deferred taxes are the result of differences between the bases of assets and liabilities for financial reporting and income tax purposes. Deferred tax assets and liabilities were comprised of the following:

	March 3, 2012	February 26, 2011
Accrued property expenses	$146	$154
Other accrued expenses	108	122
Deferred revenue	128	141
Compensation and benefits	103	86
Stock-based compensation	157	137
Loss and credit carryforwards	310	303
Other	121	125
Total deferred tax assets	1,073	1,068
Valuation allowance	(204)	(212)
Total deferred tax assets after valuation allowance	869	856
Property and equipment	(376)	(316)
Convertible debt	—	(79)
Goodwill and intangibles	(118)	(123)
Inventory	(85)	(25)
Other	(27)	(22)
Total deferred tax liabilities	(606)	(565)
Net deferred tax assets	$263	$291

$ in millions, except per share amounts or as otherwise noted

Deferred tax assets and liabilities included in our Consolidated Balance Sheets were as follows:

	March 3, 2012	February 26, 2011
Other current assets	$226	$261
Other assets	53	98
Other long-term liabilities	(16)	(68)
Net deferred tax assets	$263	$291

At March 3, 2012, we had total net operating loss carryforwards from international operations of $223, of which $99 will expire in various years through 2027 and the remaining amounts have no expiration. Additionally, we had acquired U.S. federal net operating loss carryforwards of $29 which expire between 2021 and 2030, and U.S. federal foreign tax credits of $58 which expire between 2015 and 2022.

At March 3, 2012, a valuation allowance of $204 had been established against certain international net operating loss carryforwards and other international deferred tax assets. The $8 decrease from February 26, 2011, is primarily due to valuation allowances on disposed operations, partially offset by valuation allowances arising in fiscal 2012.

We have not provided deferred taxes on unremitted earnings attributable to foreign operations that have been considered to be reinvested indefinitely. These earnings relate to ongoing operations and were $2,232 at March 3, 2012. It is not practicable to determine the income tax liability that would be payable if such earnings were not indefinitely reinvested.

The following table provides a reconciliation of changes in unrecognized tax benefits for fiscal 2012 and 2011:

Balance at February 27, 2010	$393
Gross increases related to prior period tax positions	36
Gross decreases related to prior period tax positions	(90)
Gross increases related to current period tax positions	40
Settlements with taxing authorities	—
Lapse of statute of limitations	(20)
Balance at February 26, 2011	$359
Gross increases related to prior period tax positions	69
Gross decreases related to prior period tax positions	(35)
Gross increases related to current period tax positions	43
Settlements with taxing authorities	(20)
Lapse of statute of limitations	(29)
Balance at March 3, 2012	$387

Unrecognized tax benefits of $239 and $233 at March 3, 2012, and February 26, 2011, respectively, would favorably impact our effective income tax rate if recognized.

We recognize interest and penalties (not included in the "unrecognized tax benefits" above), as well as interest received from favorable tax settlements, as components of income tax expense. No interest expense was recognized in fiscal 2012. At March 3, 2012, and February 26, 2011, we had accrued interest of $79 and $84, respectively. No penalties were recognized in fiscal 2012 or accrued for at March 3, 2012, and February 26, 2011, respectively.

We file a consolidated U.S. federal income tax return, as well as income tax returns in various states and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before fiscal 2004.

Because existing tax positions will continue to generate increased liabilities for us for unrecognized tax benefits over the next 12 months, and since we are routinely under audit by various taxing authorities, it is reasonably possible that the amount of unrecognized tax benefits will change during the next 12 months. An estimate of the amount or range of such change cannot be made at this time. However, we do not expect the change, if any, to have a material effect on our consolidated financial condition, results of operations or cash flows within the next 12 months.

$ in millions, except per share amounts or as otherwise noted

14.   Segment and Geographic Information

Segment Information

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

The following tables present our business segment information in fiscal 2012, 2011 and 2010:

	2012	2011	2010
Revenue
Domestic	$37,615	$37,070	$37,138
International	13,090	12,677	12,105
Total revenue	$50,705	$49,747	$49,243
Percentage of revenue, by revenue category
Domestic:
Consumer Electronics	36%	37%	39%
Computing and Mobile Phones(1)	40%	37%	34%
Entertainment	12%	14%	16%
Appliances	5%	5%	4%
Services	6%	6%	6%
Other	1%	1%	1%
Total	100%	100%	100%
International:
Consumer Electronics	20%	20%	20%
Computing and Mobile Phones(1)	56%	55%	52%
Entertainment	5%	6%	7%
Appliances	10%	9%	9%
Services	9%	10%	12%
Other	< 1%	< 1%	< 1%
Total	100%	100%	100%

(1)
During the first quarter of fiscal 2012, the revenue category previously referred to as "Home Office" was renamed "Computing and Mobile Phones" to more clearly reflect the key products included within the revenue category. However, the composition of the products within this revenue category has not changed from the previous periods' disclosures.

$ in millions, except per share amounts or as otherwise noted

	2012	2011	2010
Operating income (loss)
Domestic	$1,855	$2,054	$2,103
International(1)	(770)	320	265
Total operating income	1,085	2,374	2,368
Other income (expense)
Gain on sale of investments	55	—	—
Investment income and other	37	43	53
Interest expense	(134)	(86)	(92)
Earnings from continuing operations before income tax expense and equity in (loss) income of affiliates	$1,043	$2,331	$2,329
Assets
Domestic	$9,592	$9,610	$10,431
International	6,413	8,239	7,871
Total assets	$16,005	$17,849	$18,302
Capital expenditures
Domestic	$488	$481	$385
International	278	263	230
Total capital expenditures	$766	$744	$615
Depreciation
Domestic	$612	$615	$574
International	267	261	245
Total depreciation	$879	$876	$819

(1)	Included within our International segment's operating loss for fiscal 2012 is a $1.2 billion goodwill impairment charge.

Geographic Information

The following tables present our geographic information in fiscal 2012, 2011 and 2010:

	2012	2011	2010
Net sales to customers
United States	$37,615	$37,070	$37,138
Europe	5,228	5,316	5,444
Canada	5,635	5,468	5,065
China	2,069	1,779	1,562
Other	158	114	34
Total revenue	$50,705	$49,747	$49,243
Long-lived assets
United States	$2,507	$2,741	$2,960
Europe	352	438	464
Canada	432	474	462
China	161	147	152
Other	19	23	32
Total long-lived assets	$3,471	$3,823	$4,070

$ in millions, except per share amounts or as otherwise noted

15.   Contingencies and Commitments

Contingencies

Employment Discrimination Action

In December 2005, a purported class action lawsuit captioned, Jasmen Holloway, et al. v. Best Buy Co., Inc., was filed against us in the U.S. District Court for the Northern District of California (the “Court”). This federal court action alleged that we discriminate against women and minority individuals on the basis of gender, race, color and/or national origin in our stores with respect to our employment policies and practices. The action sought an end to alleged discriminatory policies and practices, an award of back and front pay, punitive damages and injunctive relief, including rightful place relief for all class members. In June 2011, the plaintiffs filed a motion for preliminary approval of the parties' negotiated settlement including conditional certification of settlement classes and seeking a schedule for final approval. The proposed class action settlement terms included, in exchange for a release and dismissal of the action, certain changes to our personnel policies and procedures; payment to the nine named plaintiffs of $0.3 in the aggregate; and payment in an amount to be determined by the Court, not to exceed $10, of a portion of the plaintiffs' attorneys' fees and costs. In November 2011, the Court fully approved the proposed class action settlement and consent decree; certified the settlement class; and approved and directed distribution of the settlement. Final judgment dismissing the matter with prejudice was also entered in November 2011. All payments in respect of this class action were made in full by their due date, January 8, 2012. It is not reasonably possible that we will incur losses materially in excess of the amounts paid.

Securities Actions

In February 2011, a purported class action lawsuit captioned, IBEW Local 98 Pension Fund, individually and on behalf of all others similarly situated v. Best Buy Co., Inc., et al., was filed against us and certain of our executive officers in the U.S. District Court for the District of Minnesota. This federal court action alleges, among other things, that we and the officers named in the complaint violated Sections 10(b) and 20A of the Exchange Act and Rule 10b-5 under the Exchange Act in connection with press releases and other statements relating to our fiscal 2011 earnings guidance that had been made available to the public. Additionally, in March 2011, a similar purported class action was filed by a single shareholder, Rene LeBlanc, against us and certain of our executive officers in the same court. In July 2011, after consolidation of the IBEW Local 98 Pension Fund and Rene LeBlanc actions, a consolidated complaint captioned, IBEW Local 98 Pension Fund v. Best Buy Co., Inc., et al., was filed and served. We filed a motion to dismiss the consolidated complaint in September 2011, and in March 2012, subsequent to the end of fiscal 2012, the court issued a decision dismissing the action with prejudice. In April 2012, the plaintiffs filed a motion to alter or amend the court's decision on our motion to dismiss. As a result, the court's decision on the motion to dismiss is not final, and the time period for an appeal thereof is delayed until 30 days after a court order disposing of the plaintiff's new motion.

In June 2011, a purported shareholder derivative action captioned, Salvatore M. Talluto, Derivatively and on Behalf of Best Buy Co., Inc. v. Richard M. Schulze, et al., as Defendants and Best Buy Co., Inc. as Nominal Defendant, was filed against both present and former members of our Board of Directors serving during the relevant periods in fiscal 2011 and us as a nominal defendant in the U.S. District Court for the State of Minnesota. The lawsuit alleges that the director defendants breached their fiduciary duty, among other claims, including violation of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder, in failing to correct public misrepresentations and material misstatements and/or omissions regarding our fiscal 2011 earnings projections and, for certain directors, selling stock while in possession of material adverse non-public information. Additionally, in July 2011, a similar purported class action was filed by a single shareholder, Daniel Himmel, against us and certain of our executive officers in the same court. In November 2011, the respective lawsuits of Salvatore M. Talluto and Daniel Himmel were consolidated into a new action captioned, In Re: Best Buy Co., Inc. Shareholder Derivative Litigation, and a stay ordered until after a final resolution of the motion to dismiss in the consolidated IBEW Local 98 Pension Fund v. Best Buy Co., Inc., et al. case.

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

$ in millions, except per share amounts or as otherwise noted

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

Commitments

We engage Accenture LLP ("Accenture") to assist us with improving our operational capabilities and reducing our costs in the information systems and human resources areas. We expect our future contractual obligations to Accenture to range from $155 to $205 per year through 2016, the end of the periods under contract.

We had outstanding letters of credit and bankers' acceptances for purchase obligations with an aggregate fair value of $561 at March 3, 2012.

At March 3, 2012, we had commitments for the purchase and construction of facilities valued at approximately $21. Also, at March 3, 2012, we had entered into lease commitments for land and buildings for 15 future locations. These lease commitments with real estate developers provide for minimum rentals ranging from 5 to 15 years, which if consummated based on current cost estimates, will approximate $3 annually over the initial lease terms. These minimum rentals are reported in the future minimum lease payments included in Note 11, Leases.

16.   Related Party Transactions

Best Buy Europe had the following related party transactions and balances with CPW and Carphone Warehouse in fiscal 2012, 2011 and 2010:

	2012	2011	2010
Payment made to Carphone Warehouse for their share of the profit share agreement buy-out (see Note 2, Profit Share Buy-Out)	$1,303	$—	$—
Revenue earned (primarily commission revenue and fees for information technology services provided to CPW and Carphone Warehouse)	—	6	63
SG&A incurred (primarily payroll-related costs and rent paid to CPW and Carphone Warehouse)	20	8	6
Interest expense incurred on credit facility with CPW and Carphone Warehouse as lender	1	1	4
Accounts payable to CPW and Carphone Warehouse at the end of the fiscal year	—	—	4
Accounts receivable from CPW and Carphone Warehouse at the end of the fiscal year	1	2	31
Balance outstanding on credit facility from CPW and Carphone Warehouse at the end of the fiscal year (see Note 8, Debt)	—	98	206

As part of the strategic changes in respect of Best Buy Europe, we entered into an Option Agreement with Carphone Warehouse. The agreement grants each party a call option to acquire the other party's interest in Best Buy Europe, and both options will become exercisable in March 2015. We have the first opportunity to exercise our call option to purchase Carphone Warehouse's interest at fair value. If we choose not to exercise our call option, Carphone Warehouse will have the right to purchase our interest at a 10% discount to fair value. If neither party exercises their call option, further options will be exercisable every three years thereafter until one party decides to exercise their option, although Carphone Warehouse will no longer be entitled to the 10% discount. The fair value of the call options is nominal as of March 3, 2012.

$ in millions, except per share amounts or as otherwise noted

17.   Subsequent Event

In March 2012, subsequent to the end of fiscal 2012, we announced a transformation strategy consisting of a series of actions intended to improve operating performance. The announced actions include closure of approximately 50 large-format Best Buy branded stores in the U.S., changes to the store and corporate operating models, and other measures intended to reduce costs associated with product life-cycle management and supply chain. The costs of implementing the changes primarily consist of lease exit costs, employee severance and fixed asset impairments.

We will begin initiating the announced actions in the first quarter of fiscal 2013 and expect to complete the actions by the end of fiscal 2013. We expect to incur total pre-tax restructuring charges of between $300 and $350 related to the actions, of which between $30 and $40 will be non-cash. Given the timing of these actions, we estimate that between $140 and $160 of the charges will be recorded in the first quarter of fiscal 2013, consisting primarily of employee severance and fixed asset impairments triggered by our change in the intended use of those assets resulting from the strategic actions. The estimated costs associated with lease commitments on vacated stores will be recognized when stores are closed, expected to be throughout the remainder of fiscal 2013. The timing of lease payments for vacated stores is generally expected to follow the original lease terms, except to the extent we reach agreement with landlords for an alternative settlement.

The amount of the restructuring charges noted above are estimates, and the actual charges may vary materially based on various factors, including but not limited to the following: the timing of store closures; level of employee terminations; factors relating to real estate, such as sale proceeds and the timing and amount of sublease income and other related expenses; and changes in management’s assumptions.

18.   Supplementary Financial Information (Unaudited)

The following tables show selected operating results for each quarter and full year of fiscal 2012 and 2011 (unaudited):

	Quarter				Fiscal Year
	1st	2nd	3rd	4th
Fiscal 2012
Revenue	$10,812	$11,259	$12,004	$16,630	$50,705
Comparable store sales % change(1)	(1.8)%	(2.9)%	0.3%	(2.4)%	(1.7)%
Gross profit	$2,746	$2,848	$2,922	$4,057	$12,573
Operating income(2)	330	335	351	69	1,085
Net earnings (loss) from continuing operations	199	197	258	(324)	330
Loss from discontinued operations, net of tax	(36)	(37)	(127)	(108)	(308)
Net earnings (loss) including noncontrolling interests	163	160	131	(432)	22
Net earnings (loss) attributable to Best Buy Co., Inc.(3)	136	177	154	(1,698)	(1,231)
Diluted earnings (loss) per share(4)
Continuing operations	0.41	0.52	0.62	(4.73)	(2.89)
Discontinued operations	(0.06)	(0.05)	(0.20)	(0.16)	(0.47)
Diluted earnings (loss) per share	0.35	0.47	0.42	(4.89)	(3.36)

$ in millions, except per share amounts or as otherwise noted

	Quarter				Fiscal Year
	1st	2nd	3rd	4th
Fiscal 2011
Revenue	$10,674	$11,216	$11,774	$16,083	$49,747
Comparable store sales % change(1)	2.9%	(0.1)%	(3.4)%	(4.7)%	(1.8)%
Gross profit	$2,762	$2,888	$2,962	$3,929	$12,541
Operating income(5)	348	456	433	1,137	2,374
Net earnings from continuing operations	208	274	280	792	1,554
Loss from discontinued operations, net of tax	(27)	(17)	(40)	(104)	(188)
Net earnings including noncontrolling interests	181	257	240	688	1,366
Net earnings attributable to Best Buy Co., Inc.	155	254	217	651	1,277
Diluted earnings (loss) per share(4)
Continuing operations	0.41	0.62	0.61	1.84	3.44
Discontinued operations	(0.05)	(0.02)	(0.07)	(0.22)	(0.36)
Diluted earnings per share	0.36	0.60	0.54	1.62	3.08
Note: Certain fiscal year totals may not add due to rounding.

(1)
Comprised of revenue from stores operating for at least 14 full months as well as revenue related to call centers, Web sites and our other comparable sales channels. Revenue we earn from sales of merchandise to wholesalers or dealers is not included within our comparable store sales calculation. Relocated, remodeled and expanded stores are excluded from our comparable store sales calculation until at least 14 full months after reopening. Acquired stores are included in our comparable store sales calculation beginning with the first full quarter following the first anniversary of the date of the acquisition. The portion of our calculation of the comparable store sales percentage change attributable to our International segment excludes the effect of fluctuations in foreign currency exchange rates. The method of calculating comparable store sales varies across the retail industry. As a result, our method of calculating comparable store sales may not be the same as other retailers' methods. The calculation of comparable store sales excludes the impact of the extra week of revenue in the fourth quarter of fiscal 2012, as well as revenue from discontinued operations for all periods presented.

(2)
Includes $1, $22 and $35 of restructuring charges recorded in the fiscal second, third and fourth quarters, respectively, related to measures we took to restructure our businesses, as well as a $1,207 goodwill impairment charge recorded in the fourth quarter related to our Best Buy Europe reporting unit.

(3)	Includes a $1,303 payment related to the Mobile buy-out recorded in the fourth quarter of fiscal 2012.

(4)
The sum of our quarterly diluted earnings per share does not equal our annual diluted earnings per share due to the impact of the timing of the repurchases of common stock and stock option exercises on quarterly and annual weighted-average shares outstanding.

(5)	Includes $147 of restructuring charges recorded in the fiscal fourth quarter related to measures we took to restructure our businesses.

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

Our management, including our Chief Executive Officer (Interim) and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), as of March 3, 2012. Based on that evaluation, our Chief Executive Officer (Interim) and Chief Financial Officer concluded that, as of March 3, 2012, our disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the fiscal fourth quarter ended March 3, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Certain Relationships and Related Party Transactions

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

Code of Ethics

We adopted a Code of Business Ethics that applies to our directors and all of our employees, including our principal executive officer, our principal financial officer and our principal accounting officer. Our Code of Business Ethics is available on our Web site, www.investors.bestbuy.com — select the "Corporate Governance" link.

A copy of our Code of Business Ethics may also be obtained, without charge, upon written request to:

Best Buy Co., Inc.
Investor Relations Department
7601 Penn Avenue South
Richfield, MN 55423-3645

We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, a provision of our Code of Business Ethics that applies to our principal executive officer, principal financial officer or principal accounting officer by posting such information within two business days of any such amendment or waiver on our Web site, www.investors.bestbuy.com — select the "Corporate Governance" link.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

1.	Financial Statements:

All financial statements as set forth under Item 8 of this report.

2.	Supplementary Financial Statement Schedules:

Schedule II — Valuation and Qualifying Accounts

Other schedules have not been included because they are not applicable or because the information is included elsewhere in this report.

3.	Exhibits:

Exhibit		Incorporated by Reference				Filed
No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Herewith
2.1	Sale and Purchase Agreement, dated May 7, 2008, as amended, among The Carphone Warehouse Group PLC, CPW Retail Holdings Limited; Best Buy Co., Inc. and Best Buy Distributions Limited	8-K/A	001-09595	1.1	5/13/2008
2.2	Agreement and Plan of Merger, dated November 2, 2011, by and among Best Buy Co., Inc., Mars Acquisition Corporation, mindSHIFT Technologies, Inc., and Shareholder Representative Services LLC	8-K	001-09595	2.1	11/7/2011
2.3	Implementation Agreement, dated December 12, 2011, by and among Best Buy Co., Inc., and Carphone Warehouse Group plc	8-K/A	001-09595	2.1	12/14/2011
2.4	Carphone Warehouse Group plc Circular to Shareholders and Notice of General Meeting circulated December 23, 2011	8-K	001-09595	99	12/27/2011
3.1	Restated Articles of Incorporation	DEF 14A	001-09595	n/a	5/12/2009
3.2	Amended and Restated By-Laws	DEF 14A	001-09595	n/a	5/26/2011
4.1	Offer Letter Agreement between Royal Bank of Canada and Best Buy Canada Ltd. Magasins Best Buy Ltee dated March 9, 2004	10-K	001-09595	4.3	4/29/2004
4.2	Indenture, dated as of June 24, 2008, between Best Buy Co., Inc. and Wells Fargo Bank, N.A., as Trustee	8-K	001-09595	4.1	6/24/2008
4.3	Supplemental Indenture, dated as of June 24, 2008, between Best Buy Co., Inc. and Wells Fargo Bank, N.A., as Trustee	8-K	001-09595	4.2	6/24/2008
4.4	Registration Rights Agreement, dated as of June 24, 2008, by and among Best Buy Co., Inc., J.P. Morgan Securities Inc. and Goldman, Sachs & Co. for themselves and on behalf of the other initial purchasers of the Notes	8-K	001-09595	4.3	6/24/2008
4.5	Shareholders Agreement, dated June 30, 2008, as amended, between The Carphone Warehouse Group Plc; CPW Retail Holdings Limited; Best Buy Co., Inc.; and Best Buy Distributions Limited	8-K	001-09595	4.1	7/3/2008

Exhibit		Incorporated by Reference				Filed
No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Herewith
4.6	Form of Indenture, to be dated as of March 11, 2011, between Best Buy Co., Inc. and Wells Fargo Bank, N.A., as Trustee	8-K	001-09595	4.1	3/11/2011
4.7	Form of First Supplemental Indenture, to be dated as of March 11, 2011, between Best Buy Co., Inc. and Wells Fargo Bank, N.A., as Trustee	8-K	001-09595	4.2	3/11/2011
4.8	Facility Agreement, dated July 27, 2011, between Best Buy Europe Distributions Limited and ING Bank N.V., London Branch, as agent, and a syndication of banks, as filed	8-K	001-09595	4.1	8/2/2011
4.9	364-Day Credit Agreement dated as of October 7, 2011, among Best Buy Co., Inc., the Subsidiary Guarantors, the Lenders, and JPMorgan Chase Bank, N.A., as administrative agent, as filed	8-K	001-09595	4.1	10/12/2011
4.10	Five-Year Credit Agreement dated as of October 7, 2011, among Best Buy Co., Inc., the Subsidiary Guarantors, the Lenders, and JPMorgan Chase Bank, N.A., as administrative agent, as filed	8-K	001-09595	4.2	10/12/2011
*10.1	1994 Full-Time Employee Non-Qualified Stock Option Plan, as amended	10-K	001-09595	10.1	5/2/2007
*10.2	1997 Employee Non-Qualified Stock Option Plan, as amended	10-Q	001-09595	10.1	10/6/2005
*10.3	1997 Directors' Non-Qualified Stock Option Plan, as amended	10-K	001-09595	10.3	5/2/2007
*10.4	2000 Restricted Stock Award Plan, as amended	10-Q	001-09595	10.2	10/6/2005
*10.5	Best Buy Co., Inc. 2004 Omnibus Stock and Incentive Plan, as amended	S-8	001-09595	99	7/15/2011
*10.6	Best Buy Co., Inc. Short Term Incentive Plan, as approved by the Board of Directors	DEF 14A	001-09595	n/a	5/26/2011
*10.7	2010 Long-Term Incentive Program Award Agreement, as approved by the Board of Directors	10-K	001-09595	10.7	4/28/2010
*10.8	Best Buy Fifth Amended and Restated Deferred Compensation Plan, as amended	10-K	001-09595	10.8	4/25/2011
*10.9	Best Buy Co., Inc. Performance Share Award Agreement dated August 5, 2008	8-K	001-09595	10.1	8/8/2008
12.1	Statements re: Computation of Ratios		001-09595			X
21.1	Subsidiaries of the Registrant		001-09595			X
23.1	Consent of Deloitte & Touche LLP		001-09595			X
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		001-09595			X
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		001-09595			X
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		001-09595			X
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		001-09595			X

Exhibit		Incorporated by Reference				Filed
No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Herewith
101
The following financial information from our Annual Report on Form 10-K for fiscal 2012, filed with the SEC on May 1, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the consolidated balance sheets at March 3, 2012 and February 26, 2011, (ii) the consolidated statements of earnings for the years ended March 3, 2012, February 26, 2011 and February 27, 2010, (iii) the consolidated statements of cash flows for the years ended March 3, 2012, February 26, 2011 and February 27, 2010, (iv) the consolidated statements of changes in shareholders' equity for the years ended March 3, 2012, February 26, 2011 and February 27, 2010 and (v) the Notes to Consolidated Financial Statements.

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

The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Best Buy Co., Inc. (Registrant)
By:	/s/ George L. Mikan III
George L. Mikan III Chief Executive Officer (Interim)
May 1, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ George L. Mikan III	Chief Executive Officer (Interim) and Director	May 1, 2012
George L. Mikan III	(principal executive officer)

/s/ James L. Muehlbauer	Executive Vice President – Finance and Chief Financial Officer	May 1, 2012
James L. Muehlbauer	(principal financial officer)

/s/ Susan S. Grafton	Senior Vice President, Controller and Chief Accounting Officer	May 1, 2012
Susan S. Grafton	(principal accounting officer)

/s/ Lisa M. Caputo	Director	May 1, 2012
Lisa M. Caputo

/s/ Kathy J. Higgins Victor	Director	May 1, 2012
Kathy J. Higgins Victor

/s/ Ronald James	Director	May 1, 2012
Ronald James

/s/ Sanjay Khosla	Director	May 1, 2012
Sanjay Khosla

/s/ Matthew H. Paull	Director	May 1, 2012
Matthew H. Paull

/s/ Rogelio M. Rebolledo	Director	May 1, 2012
Rogelio M. Rebolledo

/s/ Richard M. Schulze	Chairman of the Board and Director	May 1, 2012
Richard M. Schulze

/s/ Hatim A. Tyabji	Director	May 1, 2012
Hatim A. Tyabji

/s/ Gérard R. Vittecoq	Director	May 1, 2012
Gérard R. Vittecoq

Schedule II

Valuation and Qualifying Accounts
($ in millions)

	Balance at Beginning of Period	Charged to Expenses or Other Accounts	Other(1)	Balance at End of Period
Year ended March 3, 2012
Allowance for doubtful accounts	$107	$8	$(43)	$72
Year ended February 26, 2011
Allowance for doubtful accounts	$101	$46	$(40)	$107
Year ended February 27, 2010
Allowance for doubtful accounts	$97	$48	$(44)	$101

(1)	Includes bad debt write-offs and recoveries, acquisitions and the effect of foreign currency fluctuations.