Form 10-Q
period 2012-05-05
BEST BUY CO INC
filed 2012-06-13
CIK 764478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 5, 2012

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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, $.10 Par Value — 339,903,251 shares outstanding as of June 6, 2012.

BEST BUY CO., INC.
FORM 10-Q FOR THE QUARTER ENDED MAY 5, 2012

PART I — FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

BEST BUY CO., INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
($ in millions, except per share amounts)
(Unaudited)

	May 5, 2012	March 3, 2012	April 30, 2011
			(recast)
CURRENT ASSETS
Cash and cash equivalents	$1,386	$1,199	$2,793
Short-term investments	—	—	20
Receivables	1,846	2,288	1,713
Merchandise inventories	6,065	5,731	6,508
Other current assets	1,019	1,079	1,135
Total current assets	10,316	10,297	12,169

PROPERTY AND EQUIPMENT, NET	3,407	3,471	3,797

GOODWILL	1,335	1,335	2,506

TRADENAMES, NET	130	130	136

CUSTOMER RELATIONSHIPS, NET	224	229	194

EQUITY AND OTHER INVESTMENTS	128	140	316

OTHER ASSETS	471	403	454

TOTAL ASSETS	$16,011	$16,005	$19,572

NOTE:  The Consolidated Balance Sheet as of March 3, 2012, has been condensed from the audited consolidated financial statements.

See Notes to Condensed Consolidated Financial Statements.

BEST BUY CO., INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
($ in millions, except per share amounts)
(Unaudited)

	May 5, 2012	March 3, 2012	April 30, 2011
			(recast)
CURRENT LIABILITIES
Accounts payable	$5,731	$5,364	$6,102
Unredeemed gift card liabilities	416	456	453
Accrued compensation and related expenses	638	539	538
Accrued liabilities	1,595	1,685	1,585
Accrued income taxes	272	288	308
Short-term debt	306	480	39
Current portion of long-term debt	43	43	442
Total current liabilities	9,001	8,855	9,467

LONG-TERM LIABILITIES	1,025	1,099	1,179

LONG-TERM DEBT	1,678	1,685	1,704

CONTINGENCIES AND COMMITMENTS

EQUITY
Best Buy Co., Inc. shareholders’ equity
Preferred stock, $1.00 par value: Authorized — 400,000 shares; Issued and outstanding — none	—	—	—
Common stock, $0.10 par value: Authorized — 1.0 billion shares; Issued and outstanding — 342,247,000, 341,400,000 and 383,610,000 shares, respectively	34	34	38
Additional paid-in capital	20	—	—
Retained earnings	3,520	3,621	6,175
Accumulated other comprehensive income	98	90	274
Total Best Buy Co., Inc. shareholders’ equity	3,672	3,745	6,487
Noncontrolling interests	635	621	735
Total equity	4,307	4,366	7,222

TOTAL LIABILITIES AND EQUITY	$16,011	$16,005	$19,572

NOTE:  The Consolidated Balance Sheet as of March 3, 2012, has been condensed from the audited consolidated financial statements.

See Notes to Condensed Consolidated Financial Statements.

BEST BUY CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
($ in millions, except per share amounts)
(Unaudited)

	Three Months Ended
	May 5, 2012	April 30, 2011
		(recast)
Revenue	$11,610	$11,369
Cost of goods sold	8,703	8,448
Gross profit	2,907	2,921
Selling, general and administrative expenses	2,518	2,457
Restructuring charges	127	4
Operating income	262	460
Other income (expense)
Investment income and other	6	17
Interest expense	(33)	(28)
Earnings from continuing operations before income tax expense and equity in loss of affiliates	235	449
Income tax expense	72	155
Equity in loss of affiliates	(2)	(1)
Net earnings from continuing operations	161	293
Loss from discontinued operations (Note 3), net of tax benefit of $6 and $20	(9)	(54)
Net earnings including noncontrolling interests	152	239
Net (earnings) from continuing operations attributable to noncontrolling interests	—	(38)
Net loss from discontinued operations attributable to noncontrolling interests	6	11
Net earnings attributable to Best Buy Co., Inc.	$158	$212

Basic earnings (loss) per share attributable to Best Buy Co., Inc.
Continuing operations	$0.47	$0.65
Discontinued operations	(0.01)	(0.11)
Basic earnings per share	$0.46	$0.54

Diluted earnings (loss) per share attributable to Best Buy Co., Inc.
Continuing operations	$0.47	$0.64
Discontinued operations	(0.01)	(0.11)
Diluted earnings per share	$0.46	$0.53

Dividends declared per common share	$0.16	$0.15

Weighted-average common shares outstanding (in millions)
Basic	342.2	391.1
Diluted	342.8	400.7

Comprehensive income including noncontrolling interests	$196	$382
Comprehensive (income) attributable to noncontrolling interests	(14)	(49)
Comprehensive income attributable to Best Buy Co., Inc.	$182	$333

See Notes to Condensed Consolidated Financial Statements.

BEST BUY CO., INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MAY 5, 2012, AND APRIL 30, 2011
($ and shares in millions)
(Unaudited)

	Best Buy Co., Inc.
	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Best Buy Co., Inc.	Non controlling Interests	Total
Balances at March 3, 2012	341	$34	$—	$3,621	$90	$3,745	$621	$4,366
Adjustment for fiscal year-end change (Note 2)	5	—	—	(108)	(16)	(124)	—	(124)
Balances at January 28, 2012	346	34	—	3,513	74	3,621	621	4,242
Net earnings, three months ended May 5, 2012	—	—	—	158	—	158	(6)	152
Foreign currency translation adjustments	—	—	—	—	23	23	20	43
Unrealized losses on available-for-sale investments	—	—	—	—	1	1	—	1
Stock-based compensation	—	—	33	—	—	33	—	33
Issuance of common stock under employee stock purchase plan	1	—	13	—	—	13	—	13
Tax deficit from stock options exercised, restricted stock vesting and employee stock purchase plan	—	—	(9)	—	—	(9)	—	(9)
Common stock dividends, $0.16 per share	—	—	—	(53)	—	(53)	—	(53)
Repurchase of common stock	(5)	—	(17)	(98)	—	(115)	—	(115)
Balances at May 5, 2012	342	$34	$20	$3,520	$98	$3,672	$635	$4,307

Balances at February 26, 2011	393	$39	$18	$6,372	$173	$6,602	$690	$7,292
Adjustment for fiscal year-end change (Note 2)	—	—	(18)	(115)	(20)	(153)	—	(153)
Balances at January 29, 2011	393	39	—	6,257	153	6,449	690	7,139
Net earnings, three months ended April 30, 2011	—	—	—	212	—	212	27	239
Foreign currency translation adjustments	—	—	—	—	125	125	20	145
Unrealized gains on available-for-sale investments	—	—	—	—	(6)	(6)	—	(6)
Cash flow hedging instruments – unrealized gains	—	—	—	—	2	2	2	4
Dividend distribution	—	—	—	—	—	—	(4)	(4)
Stock-based compensation	—	—	37	—	—	37	—	37
Stock options exercised	1	—	25	—	—	25	—	25
Issuance of common stock under employee stock purchase plan	1	—	23	—	—	23	—	23
Tax benefit from stock options exercised, restricted stock vesting and employee stock purchase plan	—	—	2	—	—	2	—	2
Common stock dividends, $0.15 per share	—	—	—	(57)	—	(57)	—	(57)
Repurchase of common stock	(11)	(1)	(87)	(237)	—	(325)	—	(325)
Balances at April 30, 2011 (recast)	384	$38	$—	$6,175	$274	$6,487	$735	$7,222
See Notes to Condensed Consolidated Financial Statements.

BEST BUY CO., INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)
(Unaudited)

	Three Months Ended
	May 5, 2012	April 30, 2011
		(recast)
OPERATING ACTIVITIES
Net earnings including noncontrolling interests	$152	$239
Adjustments to reconcile net earnings including noncontrolling interests to total cash provided by operating activities
Depreciation	227	222
Amortization of definite-lived intangible assets	10	15
Restructuring charges	133	32
Stock-based compensation	33	37
Deferred income taxes	(98)	(129)
Other, net	20	—
Changes in operating assets and liabilities
Receivables	623	616
Merchandise inventories	765	926
Other assets	(96)	(27)
Accounts payable	(1,153)	(561)
Other liabilities	(264)	(113)
Income taxes	27	86
Total cash provided by operating activities	379	1,343

INVESTING ACTIVITIES
Additions to property and equipment	(141)	(172)
Purchases of investments	(5)	(21)
Sales of investments	17	44
Acquisition of businesses, net of cash acquired	(10)	—
Proceeds from sale of business, net of cash transferred	25	—
Change in restricted assets	20	6
Total cash used in investing activities	(94)	(143)

FINANCING ACTIVITIES
Repurchase of common stock	(132)	(260)
Borrowings of debt	221	1,406
Repayments of debt	(416)	(945)
Issuance of common stock under employee stock purchase plan and for the exercise of stock options	13	48
Other, net	9	(12)
Total cash (used in) provided by financing activities	(305)	237

EFFECT OF EXCHANGE RATE CHANGES ON CASH	5	18

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS BEFORE ADJUSTMENT	(15)	1,455

ADJUSTMENT FOR FISCAL YEAR-END CHANGE (NOTE 2)	202	235

INCREASE IN CASH AND CASH EQUIVALENTS AFTER ADJUSTMENT	187	1,690

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,199	1,103

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,386	$2,793

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

Historically, we have realized more of our revenue and earnings in the fiscal fourth quarter, which includes the majority of the holiday shopping season in the U.S., Europe and Canada, than in any other fiscal quarter. Due to the seasonal nature of our business, interim results are not necessarily indicative of results for the entire fiscal year. The interim financial statements and the related notes in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended March 3, 2012.

Beginning in the first quarter of fiscal 2013, we changed our fiscal year-end. As a result of the change in our fiscal year-end, the comparable prior year financial statements have been recast to conform to the new fiscal calendar. The first quarter of fiscal 2013 included 14 weeks and the recast first quarter of 2012 included 13 weeks. See Note 2, Fiscal Year-end Change, for further information.

In order to align our fiscal reporting periods and comply with statutory filing requirements in certain foreign jurisdictions, we consolidate the financial results of our Europe, China and Mexico operations ("lag entities") on a one-month lag. Our policy is to accelerate recording the effect of events occurring in the lag period that significantly affect our consolidated financial statements. There were no significant intervening events which would have materially affected our financial condition, results of operations or liquidity had they been recorded during the three months ended May 5, 2012.

In preparing the accompanying condensed consolidated financial statements, we evaluated the period from May 6, 2012, through the date the financial statements were issued for material subsequent events requiring recognition or disclosure. No such events were identified for this period.

New Accounting Standards

Goodwill Impairment — In September 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance on the testing of goodwill for impairment. Under the new guidance, entities may make a qualitative assessment of the likelihood of goodwill impairment in order to determine whether a detailed quantitative analysis is required. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. As such, we adopted the new guidance on March 4, 2012, and determined that it did not have an impact on our consolidated financial position, results of operations or cash flows.

Comprehensive Income — In June 2011, the FASB issued new guidance on the presentation of comprehensive income. Specifically, the new guidance requires an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminated the previous option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changed the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. As such, we adopted the new guidance on March 4, 2012, and have presented total comprehensive income in our Condensed Consolidated Statements of Earnings and Comprehensive Income.

Fair Value Measurement — In April 2011, the FASB issued new guidance to converge fair value measurement and disclosure guidance with International Financial Reporting Standards. This new guidance amended current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. As such, we adopted the new guidance on March 4, 2012, and determined that it did not have an impact on our consolidated financial position, results of operations or cash flows.

2.	Fiscal Year-end Change

Beginning in the first quarter of fiscal 2013, we changed our fiscal year-end from the Saturday nearest the end of February to the Saturday nearest the end of January. As a result of this change, our fiscal year 2013 is an 11-month transition period ending on February 2, 2013. In the first quarter of fiscal 2013, we also began consolidating the results of our Europe, China and Mexico operations on a one-month lag as a result of this change, compared to a two-month lag in fiscal year 2012, to continue to align our fiscal reporting periods with statutory filing requirements in certain foreign jurisdictions.

In order to allow an immediate transition to our new fiscal calendar and to maintain transparency and comparability of financial information included in our quarterly Form 10-Q filings, we are presenting such quarterly information on a three-month basis for both the current and prior fiscal years, in both instances based on the new fiscal calendar. Following the change to our fiscal calendar, the first quarter of fiscal 2013 is the three months ended May 5, 2012. Therefore, the Condensed Consolidated Statements of Earnings and Comprehensive Income, Consolidated Statements of Changes in Shareholders' Equity and Consolidated Statements of Cash Flows reflect results for the three-month period ended May 5, 2012. These results include our fiscal month ended March 3, 2012 (“February 2012”) for operations that are not reported on a lag (primarily our Domestic segment and Canadian operations), which were also included in our results for the fiscal year ended March 3, 2012 included in our fiscal 2012 Form 10-K. The change in fiscal calendar does not impact our quarterly financial statements for our lag entities because the reduction in the lag period from two months to one month occurred concurrent with the change in our fiscal calendar.

The following table shows the fiscal months included in the first quarters of fiscal 2013 and 2012 under our new fiscal calendar, as well as the fiscal months included the first quarter of fiscal 2012 under our previous fiscal calendar:

New Fiscal Calendar(1)		Previous Fiscal Calendar(1)
2013	2012	2012
February 2012 - April 2012	February 2011 - April 2011	March 2011 - May 2011

(1)	For entities reported on a lag, the fiscal months included in the first quarters of fiscal 2013 and 2012 were January through March under both the new and previous fiscal calendars.

The Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Earnings and Comprehensive Income, Consolidated Statements of Changes in Shareholders' Equity, Consolidated Statements of Cash Flows and corresponding Notes are presented based on the new fiscal calendar (May 5, 2012 for fiscal 2013 and April 30, 2011 for fiscal 2012) and the most recent audited fiscal year (March 3, 2012).

Results for February 2012 and February 2011

As a result of the overlap of February 2012 between the fourth quarter of fiscal 2012 (previous fiscal calendar) and the first quarter of fiscal 2013 (new fiscal calendar), $3,908 of revenue from February 2012 is included in our Condensed Consolidated Statements of Earnings and Comprehensive Income for the first quarter of fiscal 2013, which was also included in our results for the fiscal year ended March 3, 2012 included in our fiscal 2012 Form 10-K.

The following table provides a summary of the adjustment to Retained earnings within the Consolidated Statements of Changes in Shareholders' Equity as a result of the overlap of February 2012 between the fourth quarter of fiscal 2012 (previous fiscal calendar) and the first quarter of fiscal 2013 (new fiscal calendar), as well as a similar overlap in the prior-year period. The primary components of the net reconciling item to Retained earnings include the net earnings from the Domestic segment and Canadian operations, offset by the impact of share repurchases which reduced Retained earnings upon their retirement.

	February 2012	February 2011
Net earnings	$206	$115
Impact of share repurchases(1)	(98)	—
Net reconciling item to Retained earnings	$108	$115

(1)	Share repurchases reduced Retained earnings after the Additional paid-in capital balance was reduced to zero during February 2012.

In addition, the Consolidated Statements of Cash Flows includes a net reconciling item (adjustment) for the cash flows as a result of the overlap described above. The total adjustment for the overlap of February 2012 was $202, primarily due to $135 of cash used in financing activities and $46 of cash used in investing activities. The total adjustment for February 2011 was $235 due almost entirely to $228 of cash used in operating activities. The adjustments for both periods included the effect of exchange rate changes on our cash balances.

3.	Discontinued Operations

Discontinued operations comprise: (i) Napster operations within our Domestic segment; (ii) large-format Best Buy branded store operations in China, Turkey and the United Kingdom ("U.K.") within our International segment; and (iii) The PhoneHouse stores in Belgium within our International Segment. Discontinued operations presentation has been retrospectively applied to all prior periods presented.

The financial results of discontinued operations for three months ended May 5, 2012, and April 30, 2011, were as follows:

	May 5, 2012	April 30, 2011
		(recast)
Revenue	$8	$128

Restructuring charges(1)	6	28

Loss from discontinued operations before income tax benefit	(15)	(74)
Income tax benefit	6	20
Net loss from discontinued operations including noncontrolling interests	(9)	(54)
Net loss from discontinued operations attributable to noncontrolling interests	6	11
Net loss from discontinued operations attributable to Best Buy Co., Inc.	$(3)	$(43)

(1)	See Note 7, Restructuring Charges, for further discussion of the restructuring charges associated with discontinued operations.

4.	Investments

Investments were comprised of the following:

	May 5, 2012	March 3, 2012	April 30, 2011
			(recast)
Short-term investments
U.S. Treasury bills	—	—	20

Equity and other investments
Debt securities (auction rate securities)	$66	$82	$97
Marketable equity securities	3	3	147
Other investments	59	55	72
Total equity and other investments	$128	$140	$316
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

In February 2008, auctions began to fail due to insufficient buyers, as the amount of securities submitted for sale in auctions exceeded the aggregate amount of the bids. For each failed auction, the interest rate on the security moves to a maximum rate specified for each security, and generally resets at a level higher than specified short-term interest rate benchmarks. To date, we have collected all interest due on our ARS and expect to continue to do so in the future. Due to persistent failed auctions, and the uncertainty of when these investments could be liquidated at par, we have classified all of our investments in ARS as non-current assets within Equity and Other Investments in our Condensed Consolidated Balance Sheet at May 5, 2012.

We sold $17 of ARS at par during the first quarter of fiscal 2013. However, at May 5, 2012, our entire remaining ARS portfolio, consisting of 14 investments in ARS with an aggregate value at par of $71, was subject to failed auctions.

Our ARS portfolio consisted of the following, at fair value:

Description	Nature of collateral or guarantee	May 5, 2012	March 3, 2012	April 30, 2011
				(recast)
Student loan bonds	Student loans guaranteed 95% to 100% by the U.S. government	$64	$80	$95
Municipal revenue bonds	100% insured by AA/Aa-rated bond insurers at May 5, 2012	2	2	2
Total fair value plus accrued interest(1)		$66	$82	$97

(1)
The par value and weighted-average interest rates (taxable equivalent) of our ARS were $71, $88 and $101, and 0.66%, 0.50% and 0.75%, respectively, at May 5, 2012, March 3, 2012, and April 30, 2011, respectively.

At May 5, 2012, our ARS portfolio was 25% AAA/Aaa-rated, 64% AA/Aa-rated and 11% A/A-rated.

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

We evaluated our entire ARS portfolio of $71 (par value) for impairment at May 5, 2012, based primarily on the methodology described in Note 5, Fair Value Measurements. As a result of this review, we determined that the fair value of our ARS portfolio at May 5, 2012, was $66. Accordingly, a $5 pre-tax unrealized loss is recognized in accumulated other comprehensive income. This unrealized loss reflects a temporary impairment on all of our investments in ARS. The estimated fair value of our ARS portfolio could change significantly based on future market conditions. We will continue to assess the fair value of our ARS portfolio for substantive changes in relevant market conditions, changes in our financial condition or other changes that may alter our estimates described above.

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

We had $(3), $(3) and $(2) of unrealized loss, net of tax, recorded in accumulated other comprehensive income at May 5, 2012, March 3, 2012, and April 30, 2011, respectively, related to our investments in debt securities.

Marketable Equity Securities

We invest in marketable equity securities and classify them as available-for-sale. Investments in marketable equity securities are classified as non-current assets within Equity and Other Investments in our Condensed Consolidated Balance Sheets and are reported at fair value based on quoted market prices.

Our investments in marketable equity securities were as follows:

	May 5, 2012	March 3, 2012	April 30, 2011
			(recast)
Common stock of TalkTalk Telecom Group PLC	$—	$—	$87
Common stock of Carphone Warehouse Group plc	—	—	60
Other	3	3	—
Total	$3	$3	$147

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

All unrealized holding gains or losses related to our investments in marketable equity securities are reflected net of tax in accumulated other comprehensive income in shareholders’ equity. The total unrealized gain, net of tax, included in accumulated other comprehensive income was $0, $0 and $74 at May 5, 2012, March 3, 2012, and April 30, 2011, respectively.

Other Investments

The aggregate carrying values of investments accounted for using either the cost method or the equity method at May 5, 2012, March 3, 2012, and April 30, 2011, were $59, $55 and $72, respectively.

5.	Fair Value Measurements

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair value hierarchy requires the use of observable market data when available. In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following tables set forth by level within the fair value hierarchy, our financial assets and liabilities that were accounted for at fair value on a recurring basis at May 5, 2012, March 3, 2012, and April 30, 2011, according to the valuation techniques we used to determine their fair values.

		Fair Value Measurements Using Inputs Considered as
	Fair Value at May 5, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS
Cash and cash equivalents
Money market funds	$439	$439	$—	$—
Other current assets
Money market funds (restricted cash)	104	104	—	—
U.S. Treasury bills (restricted cash)	30	30	—	—
Equity and other investments
Auction rate securities	66	—	—	66
Marketable equity securities	3	3	—	—

		Fair Value Measurements Using Inputs Considered as
	Fair Value at March 3, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS
Cash and cash equivalents
Money market funds	$272	$272	$—	$—
Other current assets
Money market funds (restricted cash)	119	119	—	—
U.S. Treasury bills (restricted cash)	30	30	—	—
Foreign currency derivative instruments	1	—	1	—
Equity and other investments
Auction rate securities	82	—	—	82
Marketable equity securities	3	3	—	—

LIABILITIES
Accrued liabilities
Foreign currency derivative instruments	2	—	2	—

		Fair Value Measurements Using Inputs Considered as
	Fair Value at April 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(recast)	(recast)	(recast)	(recast)
ASSETS
Cash and cash equivalents
Money market funds	1,485	1,485	—	—
Commercial paper	60	—	60	—
U.S. Treasury bills	190	190	—	—
Short-term investments
U.S. Treasury bills	20	20	—	—
Other current assets
Money market funds (restricted assets)	107	107	—	—
U.S. Treasury bills (restricted assets)	70	70	—	—
Foreign currency derivative instruments	9	—	9	—
Equity and other investments
Auction rate securities	97	—	—	97
Marketable equity securities	147	147	—	—
Other assets
Foreign currency derivative instruments	2	—	2	—

LIABILITIES
Accrued liabilities
Foreign currency derivative instruments	2	—	2	—

The following tables provide a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis in the tables above that used significant unobservable inputs (Level 3) for the two months ended May 5, 2012, and April 30, 2011.

	Debt securities- Auction rate securities only
	Student loan bonds	Municipal revenue bonds	Total
Balances at March 3, 2012	$80	$2	$82
Changes in unrealized losses included in other comprehensive income	1	—	1
Sales	(17)	—	(17)
Balances at May 5, 2012	$64	$2	$66

	Debt securities- Auction rate securities only
	Student loan bonds	Municipal revenue bonds	Total
Balances at February 26, 2011	$108	$2	$110
Changes in unrealized losses included in other comprehensive income	1	—	1
Sales	(14)	—	(14)
Balances at April 30, 2011 (recast)	$95	$2	$97

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

Auction Rate Securities.  Our investments in ARS were classified as Level 3 as quoted prices were unavailable due to events described in Note 4, Investments. Due to limited market information, we utilized a discounted cash flow (“DCF”) model to derive an estimate of fair value. The unobservable inputs and assumptions we used in preparing the DCF model included estimates with respect to the amount and timing of future interest and principal payments, forward projections of the interest rate benchmarks, the probability of full repayment of the principal considering the credit quality and guarantees in place, and the rate of return required by investors to own such securities given the current liquidity risk associated with ARS. Changes in these unobservable inputs are not likely to have a significant impact on the fair value measurement or our ARS.

Marketable Equity Securities.  Our marketable equity securities were measured at fair value using quoted market prices. They were classified as Level 1 as they trade in an active market for which closing stock prices are readily available.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Assets and liabilities that are measured at fair value on a nonrecurring basis relate primarily to our tangible fixed assets, goodwill and other intangible assets, which are remeasured when the derived fair value is below carrying value on our Condensed Consolidated Balance Sheets. For these assets, we do not periodically adjust carrying value to fair value except in the event of impairment. When we determine that impairment has occurred, the carrying value of the asset is reduced to fair value and the difference is recorded within Operating Income in our Condensed Consolidated Statements of Earnings and Comprehensive Income.

With the exception of fixed asset impairments associated with our restructuring activities described in Note 7, Restructuring Charges, we had no significant remeasurements of such assets or liabilities to fair value during the three months ended May 5, 2012, and April 30, 2011. The following table summarizes the fair value remeasurments recorded three months ended May 5, 2012, and April 30, 2011:

	Three Months Ended		Three Months Ended
	May 5, 2012		April 30, 2011
	Impairments	Remaining Net Carrying Value	Impairments	Remaining Net Carrying Value
			(recast)	(recast)
Continuing Operations
Property and equipment	$26	$—	$1	$—

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

Fair Value of Financial Instruments

Our financial instruments, other than those presented in the disclosures above, include cash, receivables, other investments, accounts payable, other payables and short- and long-term debt. The fair values of cash, receivables, accounts payable, other payables and short-term debt approximated carrying values because of the short-term nature of these instruments. If these instruments were measured at fair value in the financial statements, they would be classified as Level 1 in the fair value hierarchy. Fair values for other investments held at cost are not readily available, but we estimate that the carrying values for these investments approximate fair value. See Note 8, Debt, for information about the fair value of our long-term debt.

6.	Goodwill and Intangible Assets

The changes in the carrying values of goodwill and indefinite-lived tradenames by segment were as follows in the two months ended May 5, 2012, and April 30, 2011:

	Goodwill			Indefinite-lived Tradenames
	Domestic	International	Total	Domestic	International	Total
Balances at March 3, 2012	$516	$819	$1,335	$19	$111	$130
Changes in foreign currency exchange rates	—	(4)	(4)	—	—	—
Acquisitions	4	—	4	—	—	—
Balances at May 5, 2012	$520	$815	$1,335	$19	$111	$130

	Goodwill			Indefinite-lived Tradenames
	Domestic	International	Total	Domestic	International	Total
Balances at February 26, 2011	$422	$2,032	$2,454	$21	$84	$105
Changes in foreign currency exchange rates	—	52	52	—	3	3
Other(1)	—	—	—	—	28	28
Balances at April 30, 2011 (recast)	$422	$2,084	$2,506	$21	$115	$136

(1)
Represents the transfer of certain definite-lived tradenames (at their net book value) to indefinite-lived tradenames following our decision to no longer phase out certain tradenames. We believe these tradenames will continue to contribute to our future cash flows indefinitely.

The following table provides the gross carrying amount of goodwill and cumulative goodwill impairment losses:

	May 5, 2012		March 3, 2012		April 30, 2011
	Gross Carrying Amount	Cumulative Impairment	Gross Carrying Amount	Cumulative Impairment	Gross Carrying Amount	Cumulative Impairment
					(recast)	(recast)
Goodwill	$2,596	$(1,261)	$2,596	$(1,261)	$2,571	$(65)

The following table provides the gross carrying values and related accumulated amortization of definite-lived intangible assets:

	May 5, 2012		March 3, 2012		April 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
					(recast)	(recast)
Customer relationships	463	(239)	453	(224)	393	(199)

Total amortization expense for the three months ended May 5, 2012, and April 30, 2011, was $10 and $15, respectively. The estimated future amortization expense for identifiable intangible assets is as follows:

Fiscal Year
Remainder of fiscal 2013	$32
2014	41
2015	41
2016	41
2017	23
Thereafter	46

7.	Restructuring Charges

Summary

Restructuring charges incurred in the three months ended May 5, 2012 and April 30, 2011, for our fiscal 2013, fiscal 2012 and fiscal 2011 restructuring activities were as follows:

	Three Months Ended
	May 5, 2012	April 30, 2011
		(recast)
Continuing operations
Fiscal 2013 restructuring	$133	$—
Fiscal 2012 restructuring	6	—
Fiscal 2011 restructuring	(12)	4
Total	127	4
Discontinued operations
Fiscal 2013 restructuring	—	—
Fiscal 2012 restructuring	3	—
Fiscal 2011 restructuring	3	28
Total (Note 3)	6	28
Total	$133	$32

Fiscal 2013 Restructuring

In the first quarter of fiscal 2013, we initiated a series of actions to restructure operations in our Domestic segment intended to improve operating performance. The actions include closure of approximately 50 large-format Best Buy branded stores in the U.S., changes to the store and corporate operating models, and other measures intended to reduce costs associated with product life-cycle management and supply chain. The costs of implementing the changes primarily consist of facility closure costs, employee termination benefits and property and equipment (primarily store fixtures) impairments.

We incurred $133 of charges related to the fiscal 2013 restructuring in the first quarter of fiscal 2013. All charges were recorded within our Domestic segment and consisted primarily of termination benefits and property and equipment impairments triggered by our change in the intended use of those assets resulting from the strategic actions.

We expect to incur additional pre-tax restructuring charges (primarily facility closure costs) of between $165 and $215 related to our fiscal 2013 restructuring activities. The estimated facility closure costs associated with lease commitments on vacated stores will be recognized when stores are closed. The majority of the facility closure costs will be recorded in the second quarter of fiscal 2013, as we closed 39 stores. We expect to substantially complete these restructuring activities in fiscal 2013, with the exception of lease payments for vacated stores which will continue until the lease expires or we otherwise terminate the lease.

All restructuring charges related to our fiscal 2013 restructuring activities are from continuing operations and are presented in Restructuring charges in our Condensed Consolidated Statements of Earnings and Comprehensive Income. The composition of the restructuring charges we incurred in the three months ended May 5, 2012 for our fiscal 2013 restructuring activities in the Domestic segment was as follows:

Three Months Ended May 5, 2012
Continuing operations
Property and equipment impairments	$25
Termination benefits	107
Facility closure and other costs, net	1
Total	$133

The following table summarizes our restructuring accrual activity during the two months ended May 5, 2012 related to termination benefits and facility closure and other costs associated with our 2013 restructuring activities:

	Termination Benefits	Facility Closure and Other Costs	Total
Balance at March 3, 2012	$—	$—	$—
Charges	103	1	104
Cash payments	—	—	—
Adjustments	—	—	—
Balance at May 5, 2012	$103	$1	$104

Fiscal 2012 Restructuring

In the third quarter of fiscal 2012, we implemented a series of actions to restructure operations in our Domestic and International segments. The actions within our Domestic segment included a decision to modify our strategy for certain mobile broadband offerings, and in our International segment we closed our large-format Best Buy branded stores in the U.K. to refocus our Best Buy Europe strategy on our small-format stores. In addition, we impaired certain information technology ("IT") assets supporting the restructured activities in our International segment. We view these restructuring activities as necessary to meet our long-term financial performance objectives by refocusing our investments on areas that provide profitable growth opportunities and meet our overall return expectations. All restructuring charges directly related to the large-format Best Buy branded stores in the U.K. are reported within Loss from discontinued operations in our Condensed Consolidated Statements of Earnings and Comprehensive Income. Refer to Note 3, Discontinued Operations.

We incurred $9 of charges related to the fiscal 2012 restructuring in the first quarter of fiscal 2013. Of the total charges, $6 related to our Domestic segment and consisted primarily of other costs resulting from the modified strategy for certain mobile broadband offerings. The remaining $3 of charges related to our International segment and were directly associated with the closure of our Best Buy branded stores in the U.K.

We do not expect to incur further material restructuring charges related to our fiscal 2012 restructuring activities in either our Domestic or International segments. We expect to substantially complete these restructuring activities in the first half of fiscal 2013.

All restructuring charges from continuing operations related to our fiscal 2012 restructuring activities are presented in Restructuring charges in our Condensed Consolidated Statements of Earnings and Comprehensive Income, whereas all restructuring charges from discontinued operations related to our fiscal 2012 restructuring activities are presented in Loss from discontinued operations in our Condensed Consolidated Statements of Earnings and Comprehensive Income. The composition of the restructuring charges we incurred in the three months ended May 5, 2012, as well as the cumulative amount incurred through May 5, 2012, for our fiscal 2012 restructuring activities for both the Domestic and International segments was as follows:

	Domestic		International		Total
	Three Months Ended May 5, 2012	Cumulative Amount through May 5, 2012	Three Months Ended May 5, 2012	Cumulative Amount through May 5, 2012	Three Months Ended May 5, 2012	Cumulative Amount through May 5, 2012
Continuing operations
Property and equipment impairments	$1	$17	$—	$15	$1	$32
Termination benefits	—	1	—	—	—	1
Facility closure and other costs, net	5	5	—	—	5	5
Total	6	23	—	15	6	38

Discontinued operations
Inventory write-downs	—	—	—	11	—	11
Property and equipment impairments	—	—	—	96	—	96
Termination benefits	—	—	1	17	1	17
Facility closure and other costs, net	—	—	2	84	2	84
Total	—	—	3	208	3	208
Total	$6	$23	$3	$223	$9	$246

The following table summarizes our restructuring accrual activity during the two months ended May 5, 2012 related to termination benefits and facility closure and other costs associated with our 2012 restructuring activities:

	Termination Benefits	Facility Closure and Other Costs(1)	Total
Balance at March 3, 2012	$17	$85	$102
Charges	1	2	3
Cash payments	(14)	(43)	(57)
Adjustments	—	34	34
Changes in foreign currency exchange rates	—	3	3
Balance at May 5, 2012	$4	$81	$85

(1)
Included within the facility closure and other costs adjustments is $34 from the first quarter of fiscal 2013, representing an adjustment to exclude non-cash charges or benefits, which had no impact on our Condensed Consolidated Statements of Earnings and Comprehensive Income in the first quarter of fiscal 2013.

Fiscal 2011 Restructuring

In the fourth quarter of fiscal 2011, we implemented a series of actions to restructure operations in our Domestic and International segments in order to improve performance and enhance customer service. The restructuring actions included plans to improve supply chain and operational efficiencies in our Domestic segment's operations, primarily focused on modifications to our distribution channels and exit from certain digital delivery services within our entertainment product category. The actions also included plans to exit the Turkey market and restructure the Best Buy branded stores in China. As part of the international restructuring, we also impaired certain IT assets supporting the restructured activities in our International segment. We view these restructuring activities as necessary to meet our long-term growth goals by investing in businesses that have the potential to meet our internal rate of return expectations. All restructuring charges directly related to Turkey and China, as well as the Domestic charges directly related to our exit from certain digital delivery services within our entertainment product category, are reported within discontinued operations in our Condensed Consolidated Statements of Earnings and Comprehensive Income. Refer to Note 3, Discontinued Operations.

We incurred $32 of charges related to the fiscal 2011 restructuring in the first quarter of fiscal 2012. Of the total charges, $5 related to our Domestic segment and consisted primarily of property and equipment impairments and facility closure costs associated with supply chain and operational improvements. Within our International segment, we incurred $27 of charges consisting primarily of termination benefits and facility closure costs related to actions taken to exit from the Turkey market and restructure our Best Buy branded stores in China.

During the first quarter of fiscal 2013, we recorded a net reduction to restructuring charges of $(9), all of which related to our Domestic segment. The net reduction was largely the result of a gain recorded on the sale of a previously impaired distribution facility and equipment during the first quarter of fiscal 2013 (previously impaired through restructuring charges), partially offset by charges associated with the exit from certain digital delivery services within our entertainment product category.

We do not expect to incur further material restructuring charges related to our fiscal 2011 restructuring activities in either our Domestic or International segments.

For continuing operations, the cumulative inventory write-downs related to our fiscal 2011 restructuring activities were presented in Restructuring charges — cost of goods sold in our Condensed Consolidated Statements of Earnings and Comprehensive Income. The remainder of the restructuring charges are presented in Restructuring charges in our Condensed Consolidated Statements of Earnings and Comprehensive Income. However, all restructuring charges from discontinued operations related to our fiscal 2011 restructuring activities are presented in Loss from discontinued operations in our Condensed Consolidated Statements of Earnings and Comprehensive Income. The composition of the restructuring charges we incurred in the three months ended May 5, 2012 and April 30, 2011, as well as the cumulative amount incurred through May 5, 2012, for our fiscal 2011 restructuring activities for both the Domestic and International segments was as follows:

	Domestic			International			Total
	Three Months Ended		Cumulative Amount through May 5, 2012	Three Months Ended		Cumulative Amount through May 5, 2012	Three Months Ended		Cumulative Amount through May 5, 2012
	May 5, 2012	April 30, 2011		May 5, 2012	April 30, 2011		May 5, 2012	April 30, 2011
		(recast)			(recast)			(recast)
Continuing operations
Inventory write-downs	$—	$—	$28	$—	$—	$—	$—	$—	$28
Property and equipment impairments	(12)	2	3	—	(1)	107	(12)	1	110
Termination benefits	—	1	13	—	—	—	—	1	13
Facility closure and other costs, net	—	2	4	—	—	—	—	2	4
Total	(12)	5	48	—	(1)	107	(12)	4	155

Discontinued operations
Inventory write-downs	—	—	—	—	—	15	—	—	15
Property and equipment impairments	—	—	15	—	—	25	—	—	40
Termination benefits	—	—	4	—	14	19	—	14	23
Intangible asset impairments	—	—	13	—	—	—	—	—	13
Facility closure and other costs, net	3	—	3	—	14	5	3	14	8
Total	3	—	35	—	28	64	3	28	99
Total	$(9)	$5	$83	$—	$27	$171	$(9)	$32	$254

The following tables summarize our restructuring accrual activity during the two months ended May 5, 2012, and April 30, 2011, related to termination benefits and facility closure and other costs associated with our 2011 restructuring activities:

	Termination Benefits	Facility Closure and Other Costs(1)	Total
Balance at February 26, 2011	$28	$13	$41
Charges	2	—	2
Cash payments	(11)	(3)	(14)
Adjustments	(2)	10	8
Balance at April 30, 2011 (recast)	$17	$20	$37

(1)
Included within the facility closure and other costs adjustments is $10 from the first quarter of fiscal 2011, representing an adjustment to exclude non-cash charges or benefits, which had no impact on our Consolidated Statements of Earnings and Comprehensive Income in the first quarter of fiscal 2012.

	Termination Benefits	Facility Closure and Other Costs	Total
Balance at March 3, 2012	$3	$9	$12
Charges	—	—	—
Cash payments	(2)	(3)	(5)
Adjustments	—	—	—
Balance at May 5, 2012	$1	$6	$7

8.	Debt

Short-Term Debt

Short-term debt consisted of the following:

	May 5, 2012	March 3, 2012	April 30, 2011
			(recast)
U.S. revolving credit facility – 364-Day	$—	$—	$—
U.S. revolving credit facility – Five-Year	—	—	—
Europe revolving credit facility	306	480	—
Europe receivables financing facility	—	—	24
Old Europe revolving credit facility	—	—	—
Canada revolving demand facility	—	—	—
China revolving demand facilities	—	—	15
Total short-term debt	$306	$480	$39

Long-Term Debt

Long-term debt consisted of the following:

	May 5, 2012	March 3, 2012	April 30, 2011
			(recast)
2013 Notes	$500	$500	$500
2016 Notes	349	349	349
2021 Notes	648	648	648
Convertible debentures	—	—	402
Financing lease obligations	145	149	168
Capital lease obligations	78	81	77
Other debt	1	1	2
Total long-term debt	1,721	1,728	2,146
Less: current portion(1)	(43)	(43)	(442)
Total long-term debt, less current portion	$1,678	$1,685	$1,704

(1)
Since holders of our convertible debentures required us to purchase all or a portion of the debentures on January 15, 2012, we classified the $402 for such debentures in the current portion of long-term debt at April 30, 2011.

The fair value of long-term debt approximated $1,699, $1,756 and $2,225 at May 5, 2012, March 3, 2012, and April 30, 2011, respectively, based primarily on the ask prices quoted from external sources, compared with carrying values of $1,721, $1,728 and $2,146, respectively. If long-term debt was measured at fair value in the financial statements, it would be classified primarily as Level 1 in the fair value hierarchy.

See Note 8, Debt, in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended March 3, 2012, for additional information regarding the terms of our debt facilities, debt instruments and other obligations.

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

Cash Flow Hedges

We enter into foreign exchange forward contracts to hedge against the effect of exchange rate fluctuations on certain revenue streams denominated in non-functional currencies. The contracts generally have terms of up to two years. We report the effective portion of the gain or loss on a cash flow hedge as a component of other comprehensive income, and it is subsequently reclassified into net earnings in the period in which the hedged transaction affects net earnings or the forecast transaction is no longer probable of occurring. We report the ineffective portion, if any, of the gain or loss in net earnings. We did not have any cash flow hedges outstanding in the first quarter of fiscal 2013.

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

Summary of Derivative Balances

The following table presents the gross fair values for derivative instruments and the corresponding classification at May 5, 2012, March 3, 2012, and April 30, 2011:

	May 5, 2012		March 3, 2012		April 30, 2011
Contract Type	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
					(recast)	(recast)
Cash flow hedges (foreign exchange forward contracts)	$—	$—	$—	$—	$7	$—
No hedge designation (foreign exchange forward contracts)	—	—	1	(2)	4	(2)
Total	$—	$—	$1	$(2)	$11	$(2)

The following tables present the effects of derivative instruments on other comprehensive income (“OCI”) and on our Condensed Consolidated Statements of Earnings and Comprehensive Income for the three months ended May 5, 2012 and April 30, 2011:

	Three Months Ended
	May 5, 2012
Contract Type	Pre-tax Gain (Loss) Recognized in OCI(1)	(Loss) Reclassified from Accumulated OCI to Earnings (Effective Portion)(2)
Cash flow hedges (foreign exchange forward contracts)	$—	$(1)

	Three Months Ended
	April 30, 2011
Contract Type	Pre-tax Gain Recognized in OCI(1)	Gain Reclassified from Accumulated OCI to Earnings (Effective Portion)(2)
	(recast)	(recast)
Cash flow hedges (foreign exchange forward contracts)	$8	$2

(1)	Reflects the amount recognized in OCI prior to the reclassification of 50% to noncontrolling interests for the cash flow and net investment hedges, respectively.

(2)	Gain reclassified from accumulated OCI is included within selling, general and administrative expenses (“SG&A”) in our Condensed Consolidated Statements of Earnings and Comprehensive Income.

The following table presents the effects of derivatives not designated as hedging instruments on our Condensed Consolidated Statements of Earnings and Comprehensive Income for the three months ended May 5, 2012 and April 30, 2011:

	(Loss) Recognized within SG&A
	Three Months Ended	Three Months Ended
Contract Type	May 5, 2012	April 30, 2011
		(recast)
No hedge designation (foreign exchange forward contracts)	$(3)	$(8)

The following table presents the notional amounts of our foreign currency exchange contracts at May 5, 2012, March 3, 2012, and April 30, 2011:

	Notional Amount
Contract Type	May 5, 2012	March 3, 2012	April 30, 2011
			(recast)
Derivatives designated as cash flow hedging instruments	$—	$—	$293
Derivatives not designated as hedging instruments	240	238	115
Total	$240	$238	$408

10.	Earnings per Share

We compute our basic earnings per share based on the weighted-average number of common shares outstanding and our diluted earnings per share based on the weighted-average number of common shares outstanding adjusted by the number of additional shares that would have been outstanding had potentially dilutive common shares been issued. Potentially dilutive securities include stock options, nonvested share awards and shares issuable under our employee stock purchase plan, as well as common shares that would have resulted from the assumed conversion of our convertible debentures. Since the potentially dilutive shares related to the convertible debentures are included in the computation, the related interest expense, net of tax, is added back to net earnings, as the interest would not have been paid if the convertible debentures had been converted to common stock. In February 2012, we repurchased and redeemed all of the remaining outstanding convertible debentures. Nonvested market-based share awards and nonvested performance-based share awards are included in the average diluted shares outstanding for each period if established market or performance criteria have been met at the end of the respective periods.

The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings per share attributable to Best Buy Co., Inc. (shares in millions):

	Three Months Ended
	May 5, 2012	April 30, 2011
		(recast)
Numerator
Net earnings from continuing operations	$161	$293
Net (earnings) from continuing operations attributable to noncontrolling interests	—	(38)
Net earnings from continuing operations attributable to Best Buy Co., Inc., basic	161	255
Adjustment for assumed dilution:
Interest on convertible debentures, net of tax	—	1
Net earnings from continuing operations attributable to Best Buy Co., Inc., diluted	$161	$256

Denominator
Weighted-average common shares outstanding	342.2	391.1
Effect of potentially dilutive securities:
Shares from assumed conversion of convertible debentures	—	8.8
Stock options and other	0.6	0.8
Weighted-average common shares outstanding, assuming dilution	342.8	400.7

Net earnings per share from continuing operations attributable to Best Buy Co., Inc.
Basic	$0.47	$0.65
Diluted	$0.47	$0.64

The computation of weighted-average common shares outstanding, assuming dilution, excluded options to purchase 31.7 million and 29.3 million shares of our common stock for the three months ended May 5, 2012, and April 30, 2011, respectively. These amounts were excluded as the options’ exercise prices were greater than the average market price of our common stock for the periods presented and, therefore, the effect would be anti-dilutive (i.e., including such options would result in higher earnings per share).

11.	Comprehensive Income

The components of accumulated other comprehensive income, net of tax, attributable to Best Buy Co., Inc. were as follows:

	May 5, 2012	March 3, 2012	April 30, 2011
			(recast)
Foreign currency translation	$101	$93	$201
Unrealized (losses) gains on available-for-sale investments	(3)	(3)	71
Unrealized gains on derivative instruments (cash flow hedges)	—	—	2
Total	$98	$90	$274

12.	Repurchase of Common Stock

In June 2011, our Board of Directors authorized a new $5,000 share repurchase program. The June 2011 program terminated and replaced our prior $5,500 share repurchase program authorized in June 2007. There is no expiration date governing the period over which we can repurchase shares under the June 2011 share repurchase program.

The following table shows the amount and cost of shares we repurchased and retired for the three months ended May 5, 2012, and April 30, 2011, under the June 2011 program and the June 2007 program.

	Three Months Ended
	May 5, 2012	April 30, 2011
		(recast)
June 2011 Program
Number of shares repurchased	4.6	—
Cost of shares repurchased	$115	$—

June 2007 Program
Number of shares repurchased	—	10.9
Cost of shares repurchased	$—	$325

At May 5, 2012, $4,111 remained available for additional purchases under the June 2011 share repurchase program. Repurchased shares have been retired and constitute authorized but unissued shares.

13.	Segments

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

We do not aggregate our operating segments, so our operating segments also represent our reportable segments. The accounting policies of the segments are the same as those described in Note 1, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended March 3, 2012.

Revenue by reportable segment was as follows:

	Three Months Ended
	May 5, 2012	April 30, 2011
		(recast)
Domestic	$8,822	$8,392
International	2,788	2,977
Total	$11,610	$11,369

Operating income (loss) by reportable segment and the reconciliation to earnings from continuing operations before income tax expense and equity in loss of affiliates were as follows:

	Three Months Ended
	May 5, 2012	April 30, 2011
		(recast)
Domestic	$295	$366
International	(33)	94
Total operating income	262	460
Other income (expense)
Investment income and other	6	17
Interest expense	(33)	(28)
Earnings from continuing operations before income tax expense and equity in loss of affiliates	$235	$449

Assets by reportable segment were as follows:

	May 5, 2012	March 3, 2012	April 30, 2011
			(recast)
Domestic	$10,147	$9,592	$11,598
International	5,864	6,413	7,974
Total	$16,011	$16,005	$19,572

14.	Contingencies

Securities Actions

In February 2011, a purported class action lawsuit captioned, IBEW Local 98 Pension Fund, individually and on behalf of all others similarly situated v. Best Buy Co., Inc., et al., was filed against us and certain of our executive officers in the U.S. District Court for the District of Minnesota. This federal court action alleges, among other things, that we and the officers named in the complaint violated Sections 10(b) and 20A of the Exchange Act and Rule 10b-5 under the Exchange Act in connection with press releases and other statements relating to our fiscal 2011 earnings guidance that had been made available to the public. Additionally, in March 2011, a similar purported class action was filed by a single shareholder, Rene LeBlanc, against us and certain of our executive officers in the same court. In July 2011, after consolidation of the IBEW Local 98 Pension Fund and Rene LeBlanc actions, a consolidated complaint captioned, IBEW Local 98 Pension Fund v. Best Buy Co., Inc., et al., was filed and served. We filed a motion to dismiss the consolidated complaint in September 2011, and in March 2012, subsequent to the end of fiscal 2012, the court issued a decision dismissing the action with prejudice. In April 2012, the plaintiffs filed a motion to alter or amend the court's decision on our motion to dismiss. An opposition to the plaintiffs' motion was filed, and we await the court's decision. As a result, the court's decision on the motion to dismiss is not final, and the time period for an appeal thereof is delayed until 30 days after a court order disposing of the plaintiffs' new motion.

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

Our MD&A should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended March 3, 2012, as well as our reports on Forms 10-Q and 8-K and other publicly available information. All amounts herein are unaudited.

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

Throughout this MD&A, we refer to comparable store sales. Comparable store sales is a commonly used metric in the retail industry, which compares revenue for a particular period with the corresponding period in the prior year, excluding the impact of sales from new stores opened. Our comparable store sales is comprised of revenue from stores operating for at least 14 full months, as well as revenue related to call centers, Web sites and our other comparable sales channels. Revenue we earn from sales of merchandise to wholesalers or dealers is not included within our comparable store sales calculation. Relocated stores, as well as remodeled, expanded and downsized stores closed more than 14 days, are excluded from the comparable store sales calculation until at least 14 full months after reopening. Acquired stores are included in the comparable store sales calculation beginning with the first full quarter following the first anniversary of the date of the acquisition. The calculation of comparable store sales excludes the impact of the extra week of revenue in the first quarter of fiscal 2013, as well as revenue from discontinued operations. The portion of our calculation of the comparable store sales percentage change attributable to our International segment excludes the effect of fluctuations in foreign currency exchange rates. The method of calculating comparable store sales varies across the retail industry. As a result, our method of calculating comparable store sales may not be the same as other retailers' methods.

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

Results of Operations

Beginning in the first quarter of fiscal 2013, we changed our fiscal year-end from the Saturday nearest the end of February to the Saturday nearest the end of January. As a result of this change, our fiscal year 2013 is an 11-month transition period ending on February 2, 2013. In the first quarter of fiscal 2013, we also began consolidating the results of our Europe, China and Mexico operations on a one-month lag as a result of this change, compared to a two-month lag in fiscal year 2012, to continue to align our fiscal reporting periods with statutory filing requirements in certain foreign jurisdictions. Consistent with such consolidation, the financial and non-financial information presented in our MD&A relative to these operations is also presented on a one-month lag. There were no significant intervening events which would have materially affected our financial condition, results of operations, liquidity or other factors had they been recorded during the three months ended May 5, 2012.

In order to allow an immediate transition to our new fiscal calendar and to maintain transparency and comparability of financial information included in our quarterly Form 10-Q filings, we are presenting such quarterly information on a three-month basis for both the current and prior fiscal years, in both instances based on the new fiscal calendar. Following the change to our fiscal calendar, the first quarter of fiscal 2013 is the three months ended May 5, 2012, and this period, together with the comparable period in the prior fiscal year, the three months ended April 30, 2011, forms the basis for the results discussed in our MD&A. See Note 2, Fiscal Year-end Change, of Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further information regarding the fiscal year change.

Discontinued Operations Presentation

The results of our large-format Best Buy branded stores in China, Turkey and the United Kingdom ("U.K."), The Phone House retail stores in Belgium and Napster are presented as discontinued operations in our Condensed Consolidated Statements of Earnings and Comprehensive Income. Unless otherwise stated, financial results discussed herein refer to continuing operations.

Consolidated Performance Summary

The comparable store sales and operating income declines we experienced in the first quarter of fiscal 2013 were largely driven by declines in our International segment. Macroeconomic pressures in Europe, as well as the discontinuation of certain government stimulus programs and a general economic slowdown in China, negatively impacted our overall results. In addition, stores in our Domestic segment and Canada continued to face product life-cycle declines similar to fiscal 2012 in notebooks, televisions and gaming. Strong tablet sales throughout both segments partially offset the comparable stores sales decline.

The following table presents selected consolidated financial data ($ in millions, except per share amounts):

	Three Months Ended
	May 5, 2012	April 30, 2011
		(recast)
Revenue	$11,610	$11,369
Revenue % growth	2.1%	0.4%
Comparable store sales % decline	(5.3)%	(3.0)%
Gross profit	$2,907	$2,921
Gross profit as a % of revenue(1)	25.0%	25.7%
SG&A	$2,518	$2,457
SG&A as a % of revenue(1)	21.7%	21.6%
Restructuring charges	$127	$4
Operating income	$262	$460
Operating income as % of revenue	2.3%	4.0%
Net earnings from continuing operations(2)	$161	$255
Loss from discontinued operations(3)	$(3)	$(43)
Net earnings attributable to Best Buy Co., Inc.	$158	$212
Diluted earnings per share from continuing operations	$0.47	$0.64
Diluted earnings per share	$0.46	$0.53

(1)
Because retailers vary in how they record certain costs between cost of goods sold and selling, general and administrative expenses ("SG&A"), our gross profit rate and SG&A rate may not be comparable to other retailers’ corresponding rates. For additional information regarding costs classified in cost of goods sold and SG&A, refer to Note 1, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended March 3, 2012.

(2)	Includes both net earnings from continuing operations and net (earnings) from continuing operations attributable to noncontrolling interests.

(3)	Includes both net loss from discontinued operations and net loss from discontinued operations attributable to noncontrolling interests.

The components of the 2.1% revenue increase for the first quarter of fiscal 2013 were as follows:

Three Months Ended
May 5, 2012
Extra week of revenue(1)	6.4%
Net new stores	1.4%
Comparable store sales impact	(5.0)%
Non-comparable store sales channels(2)	(0.5)%
Impact of foreign currency exchange rate fluctuations	(0.2)%
Total revenue increase	2.1%

(1)
Represents the estimated incremental revenue associated with stores in our Domestic segment and Canada in the first quarter of fiscal 2013, which had 14 weeks of activity, compared to 13 weeks in the first quarter of fiscal 2012.

(2)
Non-comparable store sales channels primarily reflects the impact from revenue we earn from sales of merchandise to wholesalers and dealers as well as other non-comparable sales channels not included within our comparable store sales calculation.

The gross profit rate decreased by 0.7% of revenue for the first quarter of fiscal 2013. Gross profit rate declines in our Domestic and International segments accounted for a decrease of 0.2% of revenue and 0.5% of revenue, respectively. For further discussion of each segment’s gross profit rate changes, see Segment Performance Summary, below.

The SG&A rate increased by 0.1% of revenue for the first quarter of fiscal 2013. Our Domestic segment contributed a rate decrease of 0.5% of revenue, which was more than offset by a rate increase of 0.6% of revenue in our International segment. For further discussion of each segment’s SG&A rate changes, see Segment Performance Summary, below.

We recorded restructuring charges of $127 million in the first quarter of fiscal 2013, all of which were recorded in our Domestic segment. In the first quarter of fiscal 2012, we recorded $4 million of restructuring charges related primarily to our Domestic segment. These restructuring charges resulted in a decrease in our operating income in the first quarter of fiscal 2013 and 2012 of 1.1% of revenue and 0.1% of revenue, respectively. For further discussion of each segment’s restructuring charges, see Segment Performance Summary, below.

Operating income decreased $198 million, or 43.0%, and our operating income rate decreased to 2.3% of revenue in the first quarter of fiscal 2013, compared to 4.0% of revenue in the first quarter of fiscal 2012. The decrease in operating income and operating income rate was driven by operating losses from our International segment, compared to operating income in the prior-year period, and increased restructuring charges in our Domestic segment.

Other Income (Expense)

Investment income and other in the first quarter of fiscal 2013 was $6 million, compared to $17 million in the prior-year period. The decrease in the first quarter of fiscal 2013 was primarily due to a realized gain on the sale of an investment in the prior-year period, which did not recur in the first quarter of fiscal 2013.

Interest expense in the first quarter of fiscal 2013 increased to $33 million, compared to $28 million in the prior-year period. The increase was primarily due to the $1 billion of long-term debt securities that remained outstanding for the full first quarter of fiscal 2013, compared to half of the first quarter of fiscal 2012.

Income Tax Expense

Income tax expense decreased to $72 million in the first quarter of fiscal 2013 compared to $155 million in the prior-year period, primarily as a result of a decrease in pre-tax earnings. Our effective income tax rate in the first quarter of fiscal 2013 was 30.6%, compared to a rate of 34.6% in the first quarter of fiscal 2012. The decrease was caused primarily by the resolution of a foreign tax matter, as well as the benefit of a higher mix of forecast taxable income from foreign operations.

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

Discontinued Operations

Discontinued operations include our large-format Best Buy branded stores in China, Turkey and the U.K., and The Phone House retail stores in Belgium in our International segment, as well as Napster in our Domestic segment.

The decrease in loss from discontinued operations in the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012 was the result of all of the above listed operations having been largely inactive during the current year period, whereas we were still operating our U.K. and Belgium stores, as well as Napster, during the prior-year period.

Net Earnings from Continuing Operations Attributable to Noncontrolling Interests

The decrease in net earnings from continuing operations attributable to noncontrolling interests in the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012 was due to the our purchase of Carphone Warehouse Group plc's ("CPW") interest in the Best Buy Mobile profit share agreement (the "Mobile buy-out") in the fourth quarter of fiscal 2012. As a result of the Mobile buy-out, CPW no longer receives a portion of the profit share payments to Best Buy Europe Distributions Limited ("Best Buy Europe"), our subsidiary in which CPW holds a 50% noncontrolling interest. In addition, net earnings from continuing operations attributable to noncontrolling interests also decreased due to a decline in net earnings of Best Buy Europe.

Segment Performance Summary

Domestic

In the first quarter of fiscal 2013, we experienced sales growth in tablets, mobile phones and e-Readers, with consumer demand buoyed by new product launches. In addition, the sales growth we experienced in appliances in fiscal 2012 has continued into the first quarter of fiscal 2013, as a result of operating model improvements, further roll-out of Pacific Sales store-within-a-

store concepts and effective promotional strategies. However, these positive trends have been more than offset by overall industry declines in other product categories. For example, notebooks, gaming and televisions have been impacted by the continued absence of new products and technology, which has led to decreased consumer demand. Certain other products (in particular, compact cameras and camcorders) have faced declining demand due in part to the inclusion of their key features in new products such as smartphones.

The following table presents selected financial data for the Domestic segment ($ in millions):

	Three Months Ended
	May 5, 2012	April 30, 2011
		(recast)
Revenue	$8,822	$8,392
Revenue % growth (decline)	5.1%	(1.4)%
Comparable store sales % decline	(3.7)%	(3.8)%
Gross profit	$2,233	$2,147
Gross profit as % of revenue	25.3%	25.6%
SG&A	$1,811	$1,776
SG&A as % of revenue	20.5%	21.2%
Restructuring charges	$127	$5
Operating income	$295	$366
Operating income as % of revenue	3.3%	4.4%

The components of our Domestic segment's 5.1% revenue increase for the first quarter of fiscal 2013 were as follows:

Three Months Ended
May 5, 2012
Extra week of revenue(1)	7.8%
Net new stores	1.0%
Comparable store sales impact	(3.7)%
Total revenue increase	5.1%

(1)	Represents the estimated incremental revenue associated with stores in our Domestic segment in fiscal 2013, which had 14 weeks of activity, compared to 13 weeks in the first quarter of fiscal 2012.

The following table reconciles the number of Domestic stores open at the beginning and end of the first quarters of fiscal 2013 and 2012:

	Fiscal 2013				Fiscal 2012 (recast)
	Total Stores at Beginning of First Quarter	Stores Opened	Stores Closed	Total Stores at End of First Quarter	Total Stores at Beginning of First Quarter	Stores Opened	Stores Closed	Total Stores at End of First Quarter
Best Buy	1,105	—	(2)	1,103	1,099	2	—	1,101
Best Buy Mobile stand-alone	283	43	—	326	158	35	—	193
Pacific Sales	34	—	—	34	35	—	—	35
Magnolia Audio Video	5	—	—	5	6	—	—	6
Total Domestic segment stores	1,427	43	(2)	1,468	1,298	37	—	1,335

The impact of net new stores on our revenue is a result of net store changes during the past 12 months, as well as stores opened in the prior year that are not included in comparable stores sales due to the timing of their opening. The addition of large-format Best Buy branded stores contributed the majority of the total change in revenue associated with net new stores. The addition of small-format Best Buy Mobile stand-alone stores contributed a smaller portion of the revenue increase due to the following factors: (1) their smaller square footage; (2) their limited category focus compared to our large-format stores; and (3) the timing of their openings.

The following table presents the Domestic segment’s revenue mix percentages and comparable store sales percentage changes by revenue category in the first quarters of fiscal 2013 and 2012:

	Revenue Mix		Comparable Store Sales
	Three Months Ended		Three Months Ended
	May 5, 2012	April 30, 2011	May 5, 2012	April 30, 2011
		(recast)		(recast)
Consumer Electronics	34%	35%	(5.4)%	(5.6)%
Computing and Mobile Phones	43%	40%	3.6%	(1.1)%
Entertainment	9%	13%	(27.8)%	(12.1)%
Appliances	6%	5%	8.9%	4.2%
Services	7%	6%	(2.3)%	3.9%
Other	1%	1%	n/a	n/a
Total	100%	100%	(3.7)%	(3.8)%

The following is a description of the notable comparable store sales changes in our Domestic segment by revenue category:

•
Consumer Electronics: The 5.4% comparable store sales decline was driven primarily by decreases in the sales of digital imaging products, particularly compact cameras and camcorders, as a result of overall industry weakness due to convergence with smartphones. In addition, we experienced a decrease in television sales due primarily to a decrease in average selling price, particularly in small and mid-sized televisions, partially offset by an overall increase in units. The declines were partially offset by the strong sales of e-Readers due to a combination of high customer interest and our broad assortment of such products.

•
Computing and Mobile Phones: The 3.6% comparable store sales gain resulted primarily from increased sales of tablets due to new product launches and strong consumer demand, as well as mobile phones due to an increased mix of smartphones. The strong performance from tablets and mobile phones was partially offset by a decline in sales of notebook computers, consistent with recent trends.

•
Entertainment: The 27.8% comparable store sales decline was mainly the result of a decline in gaming, as the industry weakness noted in the fourth quarter of fiscal 2012 continued into the first quarter of fiscal 2013. We believe the weakness in the gaming industry is attributable to a lack of significant new software releases and aging hardware platforms. We also experienced continued declines in the sales of movies and music.

•
Appliances: The 8.9% comparable stores sales gain was primarily due to increased sales resulting from effective promotional activity and operational improvements, which includes the addition of more Pacific Sales store-within-a-store concepts.

•
Services: The 2.3% comparable store sales decline was primarily due to a decrease in computer services revenue as a result of a shift in focus from one-time repair services to ongoing technical support service contracts, partially offset by increases in the sales of warranties, primarily related to mobile phones and tablets.

Our Domestic segment experienced an increase in gross profit of $86 million, or 4.0%, in the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012, due primarily to an extra week of operations in the first quarter of fiscal 2013, which had 14 weeks compared to 13 weeks in the prior-year period. The increase due to the extra week was partially offset by a decline in the gross profit rate. The 0.3% of revenue decrease in the gross profit rate resulted primarily from the following factors:

•	a decline in computer repair revenue; and

•	a shift from one-time computer repair services to ongoing support contracts;

•	partially offset by an increased sales mix of higher-margin mobile phones.

Our Domestic segment’s SG&A increased $35 million, or 2.0%, in the first quarter of fiscal 2013 compared to the prior-year period. The increase in SG&A was driven by an extra week of operations in the first quarter of fiscal 2013. Excluding the impact of the extra week, our Domestic segment's SG&A declined, as increased costs driven by the opening of new stores was more than offset by decreases in volume-related expenses (including compensation costs), the elimination of the Best Buy Mobile profit share-based management fee and reduced advertising costs. The SG&A rate declined by 0.7% of revenue as a result of increased sales leverage and the aforementioned positive factors.

Our Domestic segment recorded $127 million of restructuring charges in the first quarter of fiscal 2013. The restructuring charges consisted of employee termination benefits and property and equipment impairments related to the closure of large-format Best Buy branded stores in the U.S., changes to the store and corporate operating models, and other measures intended to reduce costs associated with product life-cycle management and supply chain. These restructuring charges resulted in a decrease in our operating income in the first quarter of fiscal 2013 of 1.5% of revenue. Our Domestic segment recorded $5 million of restructuring charges in the first quarter of fiscal 2012.

Our Domestic segment’s operating income in the first quarter of fiscal 2013 decreased by $71 million compared to the same period in the prior year. The decrease in the first quarter of fiscal 2013 was due primarily to an increase in restructuring charges, partially offset by an increase in operating income due to the extra week of operations.

International

The International segment experienced comparable store sales, revenue and operating income declines in the first quarter of fiscal 2013 compared to the prior-year period, primarily due to performance in our small-format stores in Europe and Five Star operations in China. In Europe, the difficult macroeconomic environment and increased competition led to comparable store sales declines and a decrease in the gross profit rate. Additionally, operating income in Europe was negatively impacted by the elimination of the Best Buy Mobile profit share-based management fee in fiscal 2012. Our Five Star operations in China were negatively impacted by the end of certain government stimulus programs in December 2011 and a general slowdown in the economy. Product life-cycle declines in televisions, gaming and notebooks drove a comparable store sales decline in Canada.

The following table presents selected financial data for the International segment ($ in millions):

	Three Months Ended
	May 5, 2012	April 30, 2011
		(recast)
Revenue	$2,788	$2,977
Revenue % (decline) growth	(6.3)%	5.9%
Comparable store sales % decline	(10.5)%	(0.2)%
Gross profit	$674	$774
Gross profit as % of revenue	24.2%	26.0%
SG&A	$707	$681
SG&A as % of revenue	25.4%	22.9%
Restructuring charges	$—	$(1)
Operating (loss) income	$(33)	$94
Operating (loss) income as % of revenue	(1.2)%	3.2%

The components of our International segment's 6.3% revenue decrease for the first quarter of fiscal 2013 were as follows:

Three Months Ended
May 5, 2012
Comparable store sales impact	(8.8)%
Non-comparable sales channels(1)	(1.9)%
Impact of foreign currency exchange rate fluctuations	(0.7)%
Extra week of revenue(2)	2.6%
Net new stores	2.5%
Total revenue decrease	(6.3)%

(1)
Non-comparable store sales channels primarily reflects the impact from revenue we earn from sales of merchandise to wholesalers and dealers as well as other non-comparable sales channels not included within our comparable store sales calculation.

(2)	Represents the incremental revenue associated with stores in Canada in the first quarter of fiscal 2013, which had 14 weeks of activity, compared to 13 weeks in the first quarter of fiscal 2012.

The following table reconciles the number of International stores open at the beginning and end of the first quarters of fiscal 2013 and 2012:

	Fiscal 2013				Fiscal 2012 (recast)
	Total Stores at Beginning of First Quarter	Stores Opened	Stores Closed	Total Stores at End of First Quarter	Total Stores at Beginning of First Quarter	Stores Opened	Stores Closed	Total Stores at End of First Quarter
Best Buy Europe(1)	2,393	29	(29)	2,393	2,357	15	(26)	2,346
Canada
Future Shop	149	—	—	149	146	—	—	146
Best Buy	77	—	—	77	71	—	—	71
Best Buy Mobile stand-alone	29	7	—	36	10	2	—	12
China
Five Star	204	1	(1)	204	166	5	—	171
Mexico
Best Buy	8	—	—	8	6	—	—	6
Total International segment stores	2,860	37	(30)	2,867	2,756	22	(26)	2,752

(1)	Represents small-format The Carphone Warehouse and The Phone House stores.

The net addition of 44 large-format stores throughout the International segment during the past 12 months (Five Star, Best Buy Canada, Future Shop and Mexico) contributed the majority of the change in revenue associated with net new stores. The net addition of 71 small-format stores, including 47 net new small-format stores in Europe and 24 new small-format Best Buy Mobile stand-alone stores in Canada had a significantly smaller impact on the overall revenue change given their smaller square footage compared to our large-format stores.

The following table presents revenue mix percentages and comparable store sales percentage changes for the International segment by revenue category in the first quarters of fiscal 2013 and 2012:

	Revenue Mix		Comparable Store Sales
	Three Months Ended		Three Months Ended
	May 5, 2012	April 30, 2011	May 5, 2012	April 30, 2011
		(recast)		(recast)
Consumer Electronics	17%	18%	(17.7)%	(8.6)%
Computing and Mobile Phones	62%	59%	(5.7)%	3.0%
Entertainment	4%	4%	(18.9)%	(10.2)%
Appliances	9%	10%	(26.2)%	12.8%
Services	8%	9%	1.1%	(6.0)%
Other	<1%	<1%	n/a	n/a
Total	100%	100%	(10.5)%	(0.2)%

The following is a description of the notable comparable store sales changes in our International segment by revenue category:

•
Consumer Electronics: The 17.7% comparable store sales decline was driven primarily by decreases in the sales of televisions and digital imaging products as a result of industry softness similar to that experienced within our Domestic segment.

•
Computing and Mobile Phones: The 5.7% comparable store sales decline resulted primarily from decreased mobile phone sales in our small-format stores in Europe. The decrease in mobile phone sales was the result of a combination of factors, including a decrease in the sales of pre-pay phones in the U.K. due to changes in network subsidies, a challenging macroeconomic environment in the U.K., and decreased consumer demand and increased competition in European markets.

•	Entertainment: The 18.9% comparable store sales decline, principally in Canada, reflected decreases in the sales of gaming due to overall market softness, similar to trends seen in the U.S.

•
Appliances: The 26.2% comparable store sales decline was primarily due to a decrease in the sales of appliances in our Five Star operations as a result of the end of government stimulus programs, which ended in December 2011.

•
Services: The 1.1% comparable store sales gain was primarily due to an increase in the customer base in our mobile virtual network operator and fixed line services in Europe, partially offset by a decrease in the sale of extended warranties.

Our International segment experienced a gross profit decline of $100 million, or 12.9%, in the first quarter of fiscal 2013, driven primarily by a decrease in revenue in Europe and our Five Star operations in China. The 1.8% of revenue decrease in the gross profit rate reflected a more competitive pricing environment and an increased sales mix of lower-margin smartphones in our stores in Europe.

Our International segment’s SG&A increased $26 million in the first quarter of fiscal 2013, as the elimination of the Best Buy Mobile profit share-based management fee and increased costs from the extra week of operations in Canada were only partially offset by lower spending in Europe. The 2.5% of revenue increase in the SG&A rate was due to the deleveraging impact of negative comparable store sales in Five Star and Canada, as well as the elimination of the Best Buy Mobile profit share-based management fee.

The International segment experienced an operating loss in the first quarter of fiscal 2013 compared to operating income in the prior-year period primarily due to a decrease in revenue, coupled with a decline in the gross profit rate and the elimination of the Best Buy Mobile profit share-based management fee.

Liquidity and Capital Resources

We continue to closely manage our liquidity and capital resources. The key variables we use to manage our liquidity requirements are the level of investment to support our growth strategies, discretionary SG&A spending, capital expenditures, credit facilities and short-term borrowing arrangements, working capital management and our share repurchase program.

Capital expenditures, particularly with respect to opening new stores and remodeling existing stores, is a component of our cash flow and capital management strategy which, to a large extent, we can adjust in response to economic and other changes in our business environment. We plan to invest in existing businesses and facilities, with a focus on profitable growth areas such as Best Buy Mobile and our Five Star operations in China, as well as modifying certain existing stores to our new pilot Connected Store format. We also plan to continue upgrading our information technology systems and capabilities throughout fiscal 2013.

Summary

The following table summarizes our cash and cash equivalents and short-term investments balances at May 5, 2012, March 3, 2012, and April 30, 2011 ($ in millions):

	May 5, 2012	March 3, 2012	April 30, 2011
			(recast)
Cash and cash equivalents	$1,386	$1,199	$2,793
Short-term investments	—	—	20
Total cash and cash equivalents and short-term investments	$1,386	$1,199	$2,813

The decrease in the balance of our cash and cash equivalents and short-term investments compared with the end of the first quarter of fiscal 2012 was primarily due to share repurchases over the past year and the Mobile buy-out in the fourth quarter of fiscal 2012.

Other Financial Measures

Our current ratio, calculated as current assets divided by current liabilities, was 1.1 at the end of the first quarter of fiscal 2013, compared with 1.2 at the end of fiscal 2012 and 1.3 at the end of the first quarter of fiscal 2012. The decrease compared to the prior-year period was due primarily to a decrease in cash and cash equivalents resulting from the Mobile buy-out in the fourth quarter of fiscal 2012 and the continued share repurchase activity throughout the past year, partially offset by a decrease in the current portion of long-term debt resulting from the redemption of our convertible debentures.

Our debt to net earnings ratio increased to 16.3 at the end of the first quarter of fiscal 2013, compared with 6.7 at the end of fiscal 2012 and 1.4 at the end of the first quarter of fiscal 2012, driven primarily by decreased net earnings as a result of the goodwill impairment in the fourth quarter of fiscal 2012. Our adjusted debt to earnings before goodwill impairment, interest, income taxes, depreciation, amortization and rent (“EBITDAR”) ratio, which includes capitalized operating lease obligations in its calculation, increased to 2.7 at the end of the first quarter of fiscal 2013, compared with 2.6 at the end of fiscal 2012 and 2.4 at the end of the first quarter of fiscal 2012, primarily due to an increase in capitalized operating lease obligations and a decrease in net earnings.

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

The following table presents a reconciliation of our debt to net earnings ratio and our adjusted debt to EBITDAR ratio ($ in millions):

	May 5, 2012(1)	March 3, 2012(1)	April 30, 2011(1)
			(recast)
Debt (including current portion)	$2,027	$2,208	$2,185
Capitalized operating lease obligations (8 times rental expense)(2)	9,449	9,402	9,104
Adjusted debt	$11,476	$11,610	$11,289

Net earnings including noncontrolling interests(3)	$124	$330	$1,578
Goodwill impairment	1,207	1,207	—
Interest expense, net	99	97	46
Income tax expense	609	709	782
Depreciation and amortization expense(4)	1,002	968	1,106
Rental expense	1,181	1,175	1,138
EBITDAR	$4,222	$4,486	$4,650

Debt to net earnings ratio	16.3	6.7	1.4
Adjusted debt to EBITDAR ratio	2.7	2.6	2.4

(1)	Debt is reflected as of the respective balance sheet dates, while rental expense and the other components of EBITDAR represent activity for the 12 months ended as of each of the respective dates.

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

(4)	Depreciation and amortization expense includes impairments of fixed assets, investments and intangible assets (including impairments associated with our restructuring activities).

Cash Flows

The following table summarizes our cash flows for the first three months of fiscal 2013 and 2012 ($ in millions):

	Three Months Ended
	May 5, 2012	April 30, 2011
		(recast)
Total cash provided by (used in):
Operating activities	$379	$1,343
Investing activities	(94)	(143)
Financing activities	(305)	237
Effect of exchange rate changes on cash	5	18
Adjustment for fiscal year-end change	202	235
Increase in cash and cash equivalents	$187	$1,690

The substantial decrease in cash provided by operating activities in the first three months of fiscal 2013 was primarily related to:

•	higher accounts payable at the end of fiscal 2012, reflecting a more normalized level of purchase activity in the fourth quarter of fiscal 2012, led to lower cash inflows in fiscal 2013; and

•
efforts to reduce inventory levels, which were unusually high at the end of fiscal 2011, led to increased cash flow from merchandise inventories during the first three months of fiscal 2012, compared to the first months of fiscal 2013.

Cash used in investing activities in the first three months of fiscal 2013 was $94 million, compared with $143 million in the first three months of fiscal 2012. The small decrease in cash used was primarily due to a slight decrease in capital expenditures and decreased sales of investments in the first three months of fiscal 2013.

Cash used in financing activities in the first three months of fiscal 2013 was $305 million, compared with $237 million of cash provided by financing activities for the first three months of fiscal 2012. The change was primarily the result of a decrease in borrowings due to the issuance of $1.0 billion of long-term debt securities in the prior-year period, partially offset by a decrease in repayments of short-term debt borrowings compared to the prior-year period.

Share Repurchases and Dividends

In June 2011, our Board of Directors authorized a new $5.0 billion share repurchase program. The June 2011 program terminated and replaced our prior $5.5 billion share repurchase program authorized in June 2007. There is no expiration date governing the period over which we can repurchase shares under the June 2011 share repurchase program.

In the first quarter of fiscal 2013, we repurchased and retired 4.6 million shares of our common stock at a cost of $115 million. We repurchased and retired 10.9 million shares of our common stock at a cost of $325 million during the first quarter of fiscal 2012. We have $4.1 billion available for future repurchases at May 5, 2012, under our June 2011 share repurchase program. Repurchased shares have been retired and constitute authorized but unissued shares.

During the first quarter of fiscal 2013, we declared our regular quarterly cash dividend of $0.16 per common share, or $55 million in the aggregate. During the same period one year ago, we declared a regular quarterly cash dividend of $0.15 per common share, or $58 million in the aggregate. As a result of our presentation of the first quarters of fiscal 2013 and 2012 based on the new fiscal calendar, the dividends were paid after the end of the quarter for both periods. As announced on May 23, 2012, our Board of Directors authorized payment of our next regular quarterly cash dividend of $0.16 per common share, payable on July 3, 2012, to shareholders of record as of the close of business on June 12, 2012.

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

We have a $1.0 billion 364-Day senior unsecured revolving credit facility (the "364-Day Facility Agreement") and a $1.5 billion five-year senior unsecured revolving credit facility (the Five-Year Facility Agreement") (collectively the "Agreements") with a syndicate of banks, with no borrowings outstanding on the Agreements at May 5, 2012. The 364-Day Facility Agreement expires in October 2012 (subject to a one-year term-out option) and the Five-Year Facility Agreement expires in October 2016. At June 6, 2012, we had no borrowings outstanding under the Agreements.

We also have $839 million available under unsecured revolving credit and demand facilities related to our International segment operations, of which $306 million was outstanding at May 5, 2012.

Our ability to access our facilities is subject to our compliance with the terms and conditions of such facilities, including financial covenants. The financial covenants require us to maintain certain financial ratios. At May 5, 2012, we were in compliance with all such financial covenants. If an event of default were to occur with respect to any of our other debt, it would likely constitute an event of default under our facilities as well.

Our credit ratings and outlooks at June 6, 2012, are summarized below. On April 4, 2012, Standard & Poor's Ratings Services (“Standard & Poor's”) placed our BBB-/stable corporate credit rating and other ratings on CreditWatch with negative implications. Pending a review by the agency, the outcome of this action could result in (1) a reaffirmation of their most recent rating of BBB–/stable, or (2) a change in rating and/or outlook. On April 16, 2012, Fitch Ratings Ltd. (“Fitch”) revised their outlook from “stable” to “negative”, and on May 22, 2012, Moody's Investors Service, Inc. (“Moody's”) reaffirmed their rating of Baa2/stable.

Rating Agency	Rating	Outlook
Fitch	BBB–	Negative
Moody’s	Baa2	Stable
Standard & Poor’s	BBB–	Watch Neg

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

Auction Rate Securities and Restricted Cash

At May 5, 2012, and April 30, 2011, we had $66 million and $97 million, respectively, invested in ARS recorded at fair value within Short-term investments and Equity and other investments (long-term) in our Condensed Consolidated Balance Sheets. The majority of our ARS portfolio is AA/Aaa-rated and collateralized by student loans, which are guaranteed 95% to 100% by the U.S. government. Due to the auction failures that began in February 2008, we have been unable to liquidate many of our ARS. The investment principal associated with our remaining ARS subject to failed auctions will not be accessible until successful auctions occur, a buyer is found outside of the auction process, the issuers establish a different form of financing to replace these securities or final payments are due according to the contractual maturities of the debt issues, which range from 4 to 30 years. We do not intend to sell our remaining ARS until we can recover the full principal amount through one of the means described above. In addition, we do not believe it is more likely than not we would be required to sell our remaining ARS until we can recover the full principal amount based on our other sources of liquidity.

Our liquidity also is affected by restricted cash balances that are pledged as collateral or restricted to use for vendor payables, general liability insurance, workers’ compensation insurance and customer warranty and insurance programs. Restricted cash and cash equivalents, which are included in other current assets, were $415 million, $459 million and $491 million at May 5, 2012, March 3, 2012, and April 30, 2011, respectively. The decrease in restricted assets from the first quarter of fiscal 2012 and the end of fiscal 2012 was due primarily to decreased cash reserve requirements within certain of our foreign operations.

Debt and Capital

At May 5, 2012, we had short-term debt outstanding under our various credit and demand facilities of $306 million, a decrease from $480 million at March 3, 2012 and an increase from $39 million at April 30, 2011. The increase compared to the prior-year period is due to increased borrowings on our Europe facility due to lower cash generated from our European operating activities in the past year, while the decrease from the end of fiscal 2012 was the result of higher European facility borrowings during the key holiday season at fiscal year-end.

U.S. Revolving Credit Facilities

We have a 364-Day Facility Agreement and a Five-Year Facility Agreement with JPMorgan Chase Bank, N.A. (“JPMorgan”) (collectively, the "Agreements"), as administrative agent, and a syndicate of banks. The Agreements permit borrowings up to $2.5 billion (which may be increased to up to $3.0 billion at our option under certain circumstances) and a $300 million letter of credit sublimit. The 364-Day Facility Agreement and Five-Year Facility Agreement terminate in October 2012 (subject to a one-year term-out option) and October 2016, respectively. See Note 8, Debt, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended March 3, 2012, for further description of the U.S. Revolving Credit Facilities.

Europe Revolving Credit Facility

Best Buy Europe, a venture between Best Buy Co., Inc. and Carphone Warehouse Group plc, has a £400 million ($639 million based on the exchange rate in effect as of the end of the first quarter of fiscal 2013) unsecured revolving credit facility agreement (the “Europe RCF”) with ING Bank N.V., London Branch, as agent, and a syndicate of banks to finance its working capital needs. The RCF expires in July 2015. See Note 8, Debt, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended March 3, 2012, for further description of the Europe RCF.

2016 and 2021 Notes

We have $350 million principal amount of notes due March 15, 2016 (the “2016 Notes”) and $650 million principal amount of notes due March 15, 2021 (the “2021 Notes”, and together with the 2016 Notes, the “Notes”). The 2016 Notes bear interest at a fixed rate of 3.75% per year, while the 2021 Notes bear interest at a fixed rate of 5.50% per year. Interest on the Notes is payable semi-annually on March 15 and September 15 of each year, beginning September 15, 2011. The Notes were issued at a slight discount to par, which when coupled with underwriting discounts of $6 million, resulted in net proceeds from the sale of the Notes of $990 million. See Note 8, Debt, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended March 3, 2012, for further description of the 2016 and 2021 Notes.

Off-Balance-Sheet Arrangements and Contractual Obligations

Our liquidity is not dependent on the use of off-balance sheet financing arrangements other than in connection with our operating leases.

There has been no material change in our contractual obligations other than as set forth above and in the ordinary course of business since the end of fiscal 2012. See our Annual Report on Form 10-K for the fiscal year ended March 3, 2012, for additional information regarding our off-balance-sheet arrangements and contractual obligations.

Significant Accounting Policies and Estimates

We describe our significant accounting policies in Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended March 3, 2012. We discuss our critical accounting estimates in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended March 3, 2012. There has been no significant change in our significant accounting policies or critical accounting estimates since the end of fiscal 2012.

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

Safe Harbor Statement Under the Private Securities Litigation Reform Act

Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), provide a “safe harbor” for forward looking statements to encourage companies to provide prospective information about their companies. With the exception of historical information, the matters discussed in this Quarterly Report on Form 10-Q are forward looking statements and may be identified by the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “foresee,” “plan,” “project,” “outlook,” and other words and terms of similar meaning. Such statements reflect our current view with respect to future events and are subject to certain risks, uncertainties and assumptions. A variety of factors could cause our future results to differ materially from the anticipated results expressed in such forward looking statements. Readers should review Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended March 3, 2012, for a description of important factors that could cause our actual results to differ materially from those contemplated by the forward looking statements made in this Quarterly Report on Form 10-Q. Among the factors that could cause our actual results and outcomes to differ materially from those contained in such forward looking statements are the following: general economic conditions, changes in consumer preferences, credit market constraints, acquisitions and development of new businesses, divestitures, product availability, sales volumes, pricing actions and promotional activities of competitors, profit margins, weather, natural or man-made disasters, changes in law or regulations, foreign currency fluctuation, availability of suitable real estate locations, our ability to react to a disaster recovery situation, the impact of labor markets and new product introductions on our overall profitability, failure to achieve anticipated benefits of announced transactions, integration challenges relating to new ventures and unanticipated costs associated with previously announced or future restructuring activities.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In addition to the risks inherent in our operations, we are exposed to certain market risks, including adverse changes in foreign currency exchange rates and interest rates.

Foreign Currency Exchange Rate Risk

We have market risk arising from changes in foreign currency exchange rates related to our International segment operations. On a limited basis, we utilize foreign exchange forward contracts to manage foreign currency exposure to certain forecast inventory purchases, revenue streams and recognized receivable and payable balances. Our primary objective in holding derivatives is to reduce the volatility of net earnings and cash flows associated with changes in foreign currency exchange rates. Our foreign currency risk management strategy includes cash flow hedges as well as derivatives that are not designated as hedging instruments. The cash flow hedge contracts generally have terms of up to two years, while the derivatives not designated as hedges generally have terms up to six months. The aggregate notional amount and fair value recorded on our Condensed Consolidated Balance Sheets related to our foreign exchange forward and swap contracts outstanding was $240 million and $0 million, respectively, at May 5, 2012. The amount recorded in our Condensed Consolidated Statements of Earnings and Comprehensive Income related to all contracts settled and outstanding was a loss of $3 million in the first quarter of fiscal 2013. See Note 9, Derivative Instruments, of Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information regarding our derivative instruments.

The overall strength of the U.S. dollar compared to the British pound, Canadian dollar and Mexican peso since the end of the first quarter of fiscal 2012 has had a positive overall impact on our revenue as the foreign denominations translated into more U.S. dollars. The weakness of the U.S. dollar compared to the Chinese yuan had a negative impact on revenue. It is not possible to determine the exact impact of foreign currency exchange rate fluctuations; however, the effect on reported revenue and net earnings can be estimated. We estimate that foreign currency exchange rate fluctuations had a negative impact on our revenue of approximately $22 million and a negative impact on our net earnings of approximately $1 million in the first quarter of fiscal 2013.

Interest Rate Risk

Short- and long-term debt

At May 5, 2012, our short- and long-term debt was comprised primarily of credit facilities and our 2013 Notes, 2016 Notes and 2021 Notes. We currently do not manage the interest rate risk on our debt through the use of derivative instruments.

Our credit facilities’ interest rates may be reset due to fluctuations in a market-based index, such as the federal funds rate, the LIBOR, or the base rate or prime rate of our lenders. A hypothetical 100-basis-point change in the interest rates on the outstanding balance of our credit facilities as of May 5, 2012, would change our annual pre-tax earnings by $3 million.

There is no interest rate risk associated with our 2013 Notes, 2016 Notes or 2021 Notes, as the interest rates are fixed at 6.75%, 3.75% and 5.50%, respectively, per annum.

Long-term investments in debt securities

At May 5, 2012, our long-term investments in debt securities were comprised of ARS. These investments are not subject to material interest rate risk. A hypothetical 100-basis point change in the interest rates on our ARS investments as of May 5, 2012, would change our annual pre-tax earnings by $1 million. We do not manage interest rate risk on our investments in debt securities through the use of derivative instruments.

Other Market Risks

Investments in auction rate securities

At May 5, 2012, we held $66 million in investments in ARS, which includes a $5 million pre-tax unrealized loss in accumulated other comprehensive income. Given current conditions in the ARS market, we may incur additional temporary unrealized losses or other-than-temporary realized losses in the future if market conditions were to persist and we were unable to recover the cost of our ARS investments. A hypothetical 100-basis point loss from the par value of these investments as of May 5, 2012, would result in a $1 million impairment.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), at May 5, 2012. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at May 5, 2012, our disclosure controls and procedures were effective.

There was no change in internal control over financial reporting during the fiscal quarter ended May 5, 2012, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Securities Actions

In February 2011, a purported class action lawsuit captioned, IBEW Local 98 Pension Fund, individually and on behalf of all others similarly situated v. Best Buy Co., Inc., et al., was filed against us and certain of our executive officers in the U.S. District Court for the District of Minnesota. This federal court action alleges, among other things, that we and the officers named in the complaint violated Sections 10(b) and 20A of the Exchange Act and Rule 10b-5 under the Exchange Act in connection with press releases and other statements relating to our fiscal 2011 earnings guidance that had been made available to the public. Additionally, in March 2011, a similar purported class action was filed by a single shareholder, Rene LeBlanc, against us and certain of our executive officers in the same court. In July 2011, after consolidation of the IBEW Local 98 Pension Fund and Rene LeBlanc actions, a consolidated complaint captioned, IBEW Local 98 Pension Fund v. Best Buy Co., Inc., et al., was filed and served. We filed a motion to dismiss the consolidated complaint in September 2011, and in March 2012, subsequent to the end of fiscal 2012, the court issued a decision dismissing the action with prejudice. In April 2012, the plaintiffs filed a motion to alter or amend the court's decision on our motion to dismiss. An opposition to the plaintiffs' motion was filed, and we await the court's decision. As a result, the court's decision on the motion to dismiss is not final, and the time period for an appeal thereof is delayed until 30 days after a court order disposing of the plaintiffs' new motion.

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

The following table presents the total number of shares of our common stock that we purchased during the first quarter of fiscal 2013, the average price paid per share, the number of shares that we purchased as part of our publicly announced repurchase programs, and the approximate dollar value of shares that still could have been purchased at the end of the applicable fiscal period, pursuant to our June 2011 $5.0 billion share repurchase program:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 29, 2012, through March 3, 2012	4,576,249	$25.07	4,576,249	$4,111,000,000
March 4, 2012, through April 7, 2012	—	—	—	4,111,000,000
April 8, 2012, through May 5, 2012	—	—	—	4,111,000,000
Total Fiscal 2013 First Quarter	4,576,249	25.07	4,576,249	4,111,000,000

(1)
“Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs” reflects our $5.0 billion share repurchase program announced on June 21, 2011, less the $889 million we purchased in fiscal 2012. The June 2011 program has no stated expiration date governing the period over which we can purchase shares. For additional information related to the June 2011 program, see Note 12, Repurchase of Common Stock, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

ITEM 5.	OTHER INFORMATION

In June 2011, the FASB issued new guidance on the presentation of comprehensive income. Specifically, the new guidance requires an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. We adopted the new guidance on March 4, 2012, and will present net income and other comprehensive income in two separate statements in our annual financial statements. The table below reflects the retrospective application of this guidance for each of the prior three fiscal years. The retrospective application did not have a material impact on our financial condition or results of operations.

	March 3, 2012	February 26, 2011	February 27, 2010
Net earnings including noncontrolling interests	$22	$1,366	$1,394

Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(21)	34	405
(Losses) gains on available-for-sale securities	(74)	58	28
Losses on cash flow hedging instruments	—	(2)	—
Other comprehensive (loss) income, net of tax	(95)	90	433

Comprehensive (loss) income including noncontrolling interests	(73)	1,456	1,827
Comprehensive (income) attributable to noncontrolling interests	(1,241)	(46)	(153)
Comprehensive (loss) income attributable to Best Buy Co., Inc.	$(1,314)	$1,410	$1,674

ITEM 6.	EXHIBITS

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

3.1	Amended and Restated By-Laws, dated June 7, 2012 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Best Buy Co., Inc. on June 7, 2012)

10.1
Agreement and Release of Claims, dated May 12, 2012, by and between Brian J. Dunn and Best Buy Co., Inc. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Best Buy Co., Inc. on May 14, 2012)

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

101
The following financial information from our Quarterly Report on Form 10-Q for the first quarter of fiscal 2013, filed with the SEC on June 13, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets at May 5, 2012; March 3, 2012; and April 30, 2011, (ii) the Condensed Consolidated Statements of Earnings and Comprehensive Income for the three months ended May 5, 2012, and April 30, 2011, (iii) the Consolidated Statements of Cash Flows for the three months ended May 5, 2012, and April 30, 2011, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the three months ended May 5, 2012, and April 30, 2011, and (v) the Notes to Condensed Consolidated Financial Statements.

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

BEST BUY CO., INC.
(Registrant)

Date: June 13, 2012	By:	/s/ GEORGE L. MIKAN III
George L. Mikan III
Chief Executive Officer (Interim)
(duly authorized and principal executive officer)

Date: June 13, 2012	By:	/s/ JAMES L. MUEHLBAUER
James L. Muehlbauer
Executive Vice President — Finance
and Chief Financial Officer
(duly authorized and principal financial officer)

Date: June 13, 2012	By:	/s/ SUSAN S. GRAFTON
Susan S. Grafton
Senior Vice President, Controller
and Chief Accounting Officer
(duly authorized and principal accounting officer)