Form 10-Q
period 2012-08-04
BEST BUY CO INC
filed 2012-09-06
CIK 764478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 4, 2012

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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, $.10 Par Value — 336,667,475 shares outstanding as of August 31, 2012.

BEST BUY CO., INC.
FORM 10-Q FOR THE QUARTER ENDED AUGUST 4, 2012

PART I — FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BEST BUY CO., INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
($ in millions)
(Unaudited)

	August 4, 2012	March 3, 2012	July 30, 2011
			(recast)
CURRENT ASSETS
Cash and cash equivalents	$680	$1,199	$2,079
Short-term investments	—	—	80
Receivables	2,135	2,288	1,868
Merchandise inventories	6,299	5,731	6,784
Other current assets	1,070	1,079	1,080
Total current assets	10,184	10,297	11,891

PROPERTY AND EQUIPMENT, NET	3,407	3,471	3,781

GOODWILL	1,342	1,335	2,507

TRADENAMES, NET	130	130	136

CUSTOMER RELATIONSHIPS, NET	221	229	179

EQUITY AND OTHER INVESTMENTS	91	140	316

OTHER ASSETS	474	403	486

TOTAL ASSETS	$15,849	$16,005	$19,296

NOTE:  The Consolidated Balance Sheet as of March 3, 2012, has been condensed from the audited consolidated financial statements.

See Notes to Condensed Consolidated Financial Statements.

BEST BUY CO., INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
($ in millions)
(Unaudited)

	August 4, 2012	March 3, 2012	July 30, 2011
			(recast)
CURRENT LIABILITIES
Accounts payable	$6,055	$5,364	$6,178
Unredeemed gift card liabilities	385	456	426
Accrued compensation and related expenses	464	539	507
Accrued liabilities	1,476	1,685	1,556
Accrued income taxes	7	288	37
Short-term debt	519	480	392
Current portion of long-term debt	542	43	444
Total current liabilities	9,448	8,855	9,540

LONG-TERM LIABILITIES	1,125	1,099	1,168

LONG-TERM DEBT	1,165	1,685	1,701

EQUITY
Best Buy Co., Inc. shareholders’ equity
Preferred stock, $1.00 par value: Authorized — 400,000 shares; Issued and outstanding — none	—	—	—
Common stock, $0.10 par value: Authorized — 1.0 billion shares; Issued and outstanding — 336,530,000, 341,400,000 and 370,102,000 shares, respectively	34	34	37
Additional paid-in capital	—	—	—
Retained earnings	3,395	3,621	5,846
Accumulated other comprehensive income	86	90	281
Total Best Buy Co., Inc. shareholders’ equity	3,515	3,745	6,164
Noncontrolling interests	596	621	723
Total equity	4,111	4,366	6,887

TOTAL LIABILITIES AND EQUITY	$15,849	$16,005	$19,296

NOTE:  The Consolidated Balance Sheet as of March 3, 2012, has been condensed from the audited consolidated financial statements.

See Notes to Condensed Consolidated Financial Statements.

BEST BUY CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
($ in millions, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	August 4, 2012	July 30, 2011	August 4, 2012	July 30, 2011
		(recast)		(recast)
Revenue	$10,547	$10,856	$22,157	$22,225
Cost of goods sold	7,983	8,094	16,686	16,542
Gross profit	2,564	2,762	5,471	5,683
Selling, general and administrative expenses	2,440	2,502	4,958	4,959
Restructuring charges	91	—	218	4
Operating income	33	260	295	720
Other income (expense)
Investment income and other	6	8	12	25
Interest expense	(30)	(33)	(63)	(61)
Earnings from continuing operations before income tax expense and equity in loss of affiliates	9	235	244	684
Income tax expense	14	87	86	242
Equity in loss of affiliates	(2)	—	(4)	(1)
Net (loss) earnings from continuing operations	(7)	148	154	441
Loss from discontinued operations (Note 3), net of tax (expense) benefit of ($3), $12, $3 and $32	—	(37)	(9)	(91)
Net (loss) earnings including noncontrolling interests	(7)	111	145	350
Net loss (earnings) from continuing operations attributable to noncontrolling interests	19	2	19	(36)
Net loss from discontinued operations attributable to noncontrolling interests	—	15	6	26
Net earnings attributable to Best Buy Co., Inc.	$12	$128	$170	$340

Basic earnings (loss) per share attributable to Best Buy Co., Inc.
Continuing operations	$0.04	$0.40	$0.51	$1.06
Discontinued operations	—	(0.06)	(0.01)	(0.17)
Basic earnings per share	$0.04	$0.34	$0.50	$0.89

Diluted earnings (loss) per share attributable to Best Buy Co., Inc.
Continuing operations	$0.04	$0.39	$0.51	$1.04
Discontinued operations	—	(0.05)	(0.01)	(0.17)
Diluted earnings per share	$0.04	$0.34	$0.50	$0.87

Dividends declared per common share	$0.16	$0.15	$0.32	$0.30

Weighted-average common shares outstanding (in millions)
Basic	338.2	376.0	340.3	383.6
Diluted	338.6	385.6	341.0	393.3

Comprehensive (loss) income including noncontrolling interests	$(39)	$123	$157	$505
Comprehensive loss (income) attributable to noncontrolling interests	39	12	25	(37)
Comprehensive income attributable to Best Buy Co., Inc.	$—	$135	$182	$468

See Notes to Condensed Consolidated Financial Statements.

BEST BUY CO., INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED AUGUST 4, 2012, AND JULY 30, 2011
($ and shares in millions)
(Unaudited)

	Best Buy Co., Inc.
	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Best Buy Co., Inc.	Non- controlling Interests	Total
Balances at March 3, 2012	341	$34	$—	$3,621	$90	$3,745	$621	$4,366
Adjustment for fiscal year-end change (Note 2)	5	—	—	(108)	(16)	(124)	—	(124)
Balances at January 28, 2012	346	34	—	3,513	74	3,621	621	4,242
Net earnings, six months ended August 4, 2012	—	—	—	170		170	(25)	145
Foreign currency translation adjustments	—	—	—	—	9	9	—	9
Unrealized gains on available-for-sale investments	—	—	—	—	3	3	—	3
Stock-based compensation	—	—	64	—	—	64	—	64
Stock options exercised	1	—	1	—	—	1	—	1
Issuance of common stock under employee stock purchase plan	1	—	14	—	—	14	—	14
Tax deficit from stock options exercised, restricted stock vesting and employee stock purchase plan	—	—	(15)	(8)	—	(23)	—	(23)
Common stock dividends, $0.32 per share	—	—	—	(107)	—	(107)	—	(107)
Repurchase and retirement of common stock	(11)	—	(64)	(173)	—	(237)	—	(237)
Balances at August 4, 2012	337	$34	$—	$3,395	$86	$3,515	$596	$4,111

Balances at February 26, 2011	393	$39	$18	$6,372	$173	$6,602	$690	$7,292
Adjustment for fiscal year-end change (Note 2)	—	—	(18)	(115)	(20)	(153)	—	(153)
Balances at January 29, 2011	393	39	—	6,257	153	6,449	690	7,139
Net earnings, six months ended July 30, 2011	—	—	—	340	—	340	10	350
Foreign currency translation adjustments	—	—	—	—	127	127	25	152
Unrealized gains on available-for-sale investments	—	—	—	—	1	1	—	1
Cash flow hedging instruments – unrealized losses	—	—	—	—	—	—	2	2
Dividend distribution	—	—	—	—	—	—	(4)	(4)
Stock-based compensation	—	—	67	—	—	67	—	67
Stock options exercised	1	—	28	—	—	28	—	28
Issuance of common stock under employee stock purchase plan	1	—	23	—	—	23	—	23
Tax benefit from stock options exercised, restricted stock vesting and employee stock purchase plan	—	—	(8)	—	—	(8)	—	(8)
Common stock dividends, $0.30 per share	—	—	—	(113)	—	(113)	—	(113)
Repurchase and retirement of common stock	(25)	(2)	(110)	(638)	—	(750)	—	(750)
Balances at July 30, 2011 (recast)	370	$37	$—	$5,846	$281	$6,164	$723	$6,887

See Notes to Condensed Consolidated Financial Statements.

BEST BUY CO., INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)
(Unaudited)

	Six Months Ended
	August 4, 2012	July 30, 2011
		(recast)
OPERATING ACTIVITIES
Net earnings including noncontrolling interests	$145	$350
Adjustments to reconcile net earnings including noncontrolling interests to total cash (used in) provided by operating activities
Depreciation	445	448
Amortization of definite-lived intangible assets	20	30
Restructuring charges	223	33
Stock-based compensation	64	67
Deferred income taxes	(88)	(54)
Other, net	21	4
Changes in operating assets and liabilities
Receivables	300	476
Merchandise inventories	512	659
Other assets	(139)	(46)
Accounts payable	(834)	(501)
Other liabilities	(575)	(119)
Income taxes	(316)	(178)
Total cash (used in) provided by operating activities	(222)	1,169

INVESTING ACTIVITIES
Additions to property and equipment	(316)	(377)
Purchases of investments	(11)	(107)
Sales of investments	64	73
Change in restricted assets	73	(31)
Other, net	(5)	—
Total cash used in investing activities	(195)	(442)

FINANCING ACTIVITIES
Repurchase of common stock	(255)	(737)
Borrowings of debt	592	2,027
Repayments of debt	(569)	(1,218)
Dividends paid	(109)	(115)
Issuance of common stock under employee stock purchase plan and for the exercise of stock options	15	51
Other, net	(8)	(12)
Total cash used in financing activities	(334)	(4)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	30	18

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS BEFORE ADJUSTMENT	(721)	741

ADJUSTMENT FOR FISCAL YEAR-END CHANGE (NOTE 2)	202	235

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS AFTER ADJUSTMENT	(519)	976

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,199	1,103

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$680	$2,079

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

Historically, we have realized more of our revenue and earnings in the fiscal fourth quarter, which includes the majority of the holiday shopping season in the U.S., Europe and Canada than in any other fiscal quarter. Due to the seasonal nature of our business, interim results are not necessarily indicative of results for the entire fiscal year. The interim financial statements and the related notes in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended March 3, 2012.

Beginning in the first quarter of fiscal 2013, we changed our fiscal year-end. As a result of the change in our fiscal year-end, the comparable prior year financial statements have been recast to conform to the new fiscal calendar. The second quarter of fiscal 2013 included 13 weeks and the recast second quarter of 2012 included 13 weeks. The first six months of fiscal 2013 included 27 weeks and the recast six months of 2012 included 26 weeks. See Note 2, Fiscal Year-end Change, for further information.

In order to align our fiscal reporting periods and comply with statutory filing requirements in certain foreign jurisdictions, we consolidate the financial results of our Europe, China, and Mexico operations ("lag entities") on a one-month lag. Our policy is to accelerate recording the effect of events occurring in the lag period that significantly affect our consolidated financial statements. There were no significant intervening events which would have materially affected our financial condition, results of operations or liquidity had they been recorded during the three months ended August 4, 2012.

In preparing the accompanying condensed consolidated financial statements, we evaluated the period from August 5, 2012 through the date the financial statements were issued, for material subsequent events requiring recognition or disclosure. Other than the appointment of a new President and Chief Executive Officer, as described in Note 15, Subsequent Event, no such events were identified for this period.

New Accounting Standards

Goodwill Impairment — In September 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance on the testing of goodwill for impairment. Under the new guidance, entities may make a qualitative assessment of the likelihood of goodwill impairment in order to determine whether a detailed quantitative analysis is required. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. Accordingly, we adopted the new guidance on March 4, 2012, and determined that it did not have an impact on our consolidated financial position, results of operations, or cash flows.

Comprehensive Income — In June 2011, the FASB issued new guidance on the presentation of comprehensive income. Specifically, the new guidance requires an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate but consecutive statements. The new guidance eliminated the previous option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changed the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. Accordingly, we adopted the new guidance on March 4, 2012, and have presented total comprehensive income in our Condensed Consolidated Statements of Earnings and Comprehensive Income.

Fair Value Measurement — In April 2011, the FASB issued new guidance to converge fair value measurement and disclosure guidance with International Financial Reporting Standards. This new guidance amended current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. Accordingly, we adopted the new guidance on March 4, 2012, and determined that it did not have an impact on our consolidated financial position, results of operations, or cash flows.

2.	Fiscal Year-end Change

Beginning in the first quarter of fiscal 2013, we changed our fiscal year-end from the Saturday nearest the end of February to the Saturday nearest the end of January. As a result of this change, our fiscal year 2013 is an 11-month transition period ending on February 2, 2013. As a result of this change, in the first quarter of fiscal 2013, we also began consolidating the results of our Europe, China, and Mexico operations on a one-month lag, compared to a two-month lag in fiscal year 2012, to continue to align our fiscal reporting periods with statutory filing requirements.

In order to allow an immediate transition to our new fiscal calendar and to maintain transparency and comparability of financial information included in our quarterly Form 10-Q filings, we are presenting such quarterly information on a three- and six-month basis for both the current and prior fiscal years, in both instances based on the new fiscal calendar. Following the change to our fiscal calendar, the second quarter of fiscal 2013 is the three months ended August 4, 2012. Therefore, the Condensed Consolidated Statements of Earnings and Comprehensive Income, Consolidated Statements of Changes in Shareholders' Equity, and Consolidated Statements of Cash Flows reflect results for the three and six month periods ended August 4, 2012. The results for the six months ended August 4, 2012 include our fiscal month ended March 3, 2012 (“February 2012”) for operations that are not reported on a lag (primarily our Domestic segment and Canadian operations), which were also included in our results for the fiscal year ended March 3, 2012, included in our fiscal 2012 Form 10-K. The change in fiscal calendar does not impact our quarterly financial statements for our lag entities because the reduction in the lag period from two months to one month occurred concurrent with the change in our fiscal calendar.

The following table shows the fiscal months included in the second quarters of fiscal 2013 and 2012 under our new fiscal calendar, as well as the fiscal months included in the second quarter of fiscal 2012 under our previous fiscal calendar:

New Fiscal Calendar(1)		Previous Fiscal Calendar(1)
2013	2012	2012
May 2012 - July 2012	May 2011 - July 2011	June 2011 - August 2011

(1)	For entities reported on a lag, the fiscal months included in the second quarters of fiscal 2013 and 2012 were April through June under both the new and previous fiscal calendars.

The Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Earnings and Comprehensive Income, Consolidated Statements of Changes in Shareholders' Equity, Consolidated Statements of Cash Flows, and corresponding Notes are presented based on the new fiscal calendar (August 4, 2012 for fiscal 2013 and July 30, 2011 for fiscal 2012) and the most recent audited fiscal year (March 3, 2012).

Results for February 2012 and February 2011

As a result of the overlap of February 2012 between the fourth quarter of fiscal 2012 (previous fiscal calendar) and the first quarter of fiscal 2013 (new fiscal calendar), $3,908 of revenue from February 2012 is included in our Condensed Consolidated Statements of Earnings and Comprehensive Income for the six months ended August 4, 2012, which was also included in our results for the fiscal year ended March 3, 2012, included in our fiscal 2012 Form 10-K.

The following table provides a summary of the adjustment to Retained earnings within the Consolidated Statements of Changes in Shareholders' Equity as a result of the overlap of February 2012 between the fourth quarter of fiscal 2012 (previous fiscal calendar) and the first quarter of fiscal 2013 (new fiscal calendar), as well as the equivalent overlap in the prior-year period. The primary components of the net reconciling item to Retained earnings include the net earnings from the Domestic segment and Canadian operations, offset by the impact of share repurchases which reduced Retained earnings upon their retirement.

	February 2012	February 2011
Net earnings	$206	$115
Impact of share repurchases(1)	(98)	—
Net reconciling item to Retained earnings	$108	$115

(1)	Share repurchases reduced Retained earnings after the Additional paid-in capital balance was reduced to zero during February 2012.

In addition, the Consolidated Statements of Cash Flows includes a net reconciling item (adjustment) for the cash flows as a result of the overlap described above. The total adjustment for the overlap of February 2012 was $202, primarily due to $135 of cash used in financing activities and $46 of cash used in investing activities. The total adjustment for February 2011 was $235, due almost entirely to $228 of cash used in operating activities. The adjustments for both periods included the effect of exchange rate changes on our cash balances.

3.	Discontinued Operations

Discontinued operations comprise: (i) Napster operations within our Domestic segment; (ii) large-format Best Buy branded store operations in China, Turkey, and the United Kingdom ("U.K.") within our International segment; and (iii) The Phone House stores in Belgium within our International Segment. The presentation of discontinued operations has been retrospectively applied to all prior periods presented.

The financial results of discontinued operations for the three and six months ended August 4, 2012 and July 30, 2011, were as follows:

	Three Months Ended		Six Months Ended
	August 4, 2012	July 30, 2011	August 4, 2012	July 30, 2011
		(recast)		(recast)
Revenue	$—	$89	$8	$217

Restructuring charges(1)	(1)	1	5	29

Earnings (loss) from discontinued operations before income tax benefit	3	(53)	(12)	(127)
Income tax (expense) benefit	(3)	12	3	32
Gain on sale of discontinued operations	—	4	—	4
Net loss from discontinued operations, including noncontrolling interests	—	(37)	(9)	(91)
Net loss from discontinued operations attributable to noncontrolling interests	—	15	6	26
Net loss from discontinued operations attributable to Best Buy Co., Inc.	$—	$(22)	$(3)	$(65)

(1)	See Note 7, Restructuring Charges, for further discussion of the restructuring charges associated with discontinued operations.

4.	Investments

Investments were comprised of the following:

	August 4, 2012	March 3, 2012	July 30, 2011
			(recast)
Short-term investments
U.S. Treasury bills	$—	$—	$80

Equity and other investments
Debt securities (auction rate securities)	22	82	91
Marketable equity securities	3	3	150
Other investments	66	55	75
Total equity and other investments	$91	$140	$316
Debt Securities

Our debt securities are comprised of auction rate securities (“ARS”). ARS were intended to behave like short-term debt instruments because their interest rates reset periodically through an auction process, most commonly at intervals of 7, 28, and 35 days. The auction process had historically provided a means by which we could roll over the investment or sell these securities at par in order to provide us with liquidity, as needed. As a result, we classify our investments in ARS as available-

for-sale and carry them at fair value.

In February 2008, auctions began to fail due to insufficient buyers, as the amount of securities submitted for sale in auctions exceeded the aggregate amount of the bids. For each failed auction, the interest rate on the security moves to a maximum rate specified for each security, and generally resets at a level higher than specified short-term interest rate benchmarks. To date, we have collected all interest due on our ARS and expect to continue to do so in the future. Due to persistent failed auctions and the uncertainty of when these investments could be liquidated at par, we have classified all of our investments in ARS as non-current assets within Equity and Other Investments in our Condensed Consolidated Balance Sheet as of August 4, 2012.

We sold $47 of ARS at par during the second quarter of fiscal 2013. However, at August 4, 2012, our entire remaining ARS portfolio, consisting of seven investments in ARS with an aggregate value at par of $24, was subject to failed auctions.

Our ARS portfolio consisted of the following, at fair value:

Description	Nature of collateral or guarantee	August 4, 2012	March 3, 2012	July 30, 2011
				(recast)
Student loan bonds	Student loans guaranteed 95% to 100% by the U.S. government	$20	$80	$89
Municipal revenue bonds	100% insured by AA/Aa-rated bond insurers at August 4, 2012	2	2	2
Total fair value plus accrued interest(1)		$22	$82	$91

(1)
The par value and weighted-average interest rates (taxable equivalent) of our ARS were $24, $88 and $93, and 0.69%, 0.50% and 0.32%, respectively, at August 4, 2012, March 3, 2012 and July 30, 2011, respectively.

At August 4, 2012, our ARS portfolio was 39% AAA/Aaa-rated, 29% AA/Aa-rated, and 32% A/A-rated.

The investment principal associated with failed auctions will not be accessible until successful auctions occur, a buyer is found outside of the auction process, the issuers establish a different form of financing to replace these securities, or final payments are due according to the contractual maturities of the debt issuances, which range from 4 to 29 years. We do not intend to sell our remaining ARS until we can recover the full principal amount through one of the means described above. In addition, we do not believe it is more likely than not that we would be required to sell our remaining ARS until we can recover the full principal amount based on our other sources of liquidity.

We evaluated our entire ARS portfolio of $24 (par value) for impairment at August 4, 2012, based primarily on the methodology described in Note 5, Fair Value Measurements. As a result of this review, we determined that the fair value of our ARS portfolio at August 4, 2012 was $22. Accordingly, a $2 pre-tax unrealized loss is recognized in accumulated other comprehensive income. This unrealized loss reflects a temporary impairment on all of our investments in ARS. The estimated fair value of our ARS portfolio could change significantly based on future market conditions. We will continue to assess the fair value of our ARS portfolio for substantive changes in relevant market conditions, changes in our financial condition, or other changes that may alter our estimates described above.

We may be required to record an additional unrealized holding loss or an impairment charge to earnings if we determine that our ARS portfolio has incurred a further decline in fair value that is temporary or other-than-temporary, respectively. Factors that we consider when assessing our ARS portfolio for other-than-temporary impairment include the duration and severity of the impairment, the reason for the decline in value, the potential recovery period, the nature of the collateral or guarantees in place, and our intent and ability to hold an investment.

We had $(1), $(3) and $(1) of unrealized loss, net of tax, recorded in accumulated other comprehensive income at August 4, 2012, March 3, 2012 and July 30, 2011, respectively, related to our investments in debt securities.

Marketable Equity Securities

We invest in marketable equity securities and classify them as available-for-sale. Investments in marketable equity securities are classified as non-current assets within Equity and Other Investments in our Condensed Consolidated Balance Sheets and are reported at fair value based on quoted market prices.

Our investments in marketable equity securities were as follows:

	August 4, 2012	March 3, 2012	July 30, 2011
			(recast)
Common stock of TalkTalk Telecom Group PLC	$—	$—	$88
Common stock of Carphone Warehouse Group plc	—	—	61
Other	3	3	1
Total	$3	$3	$150

We review all investments for other-than-temporary impairment at least quarterly or as indicators of impairment exist. Indicators of impairment include the duration and severity of the decline in fair value, as well as the intent and ability to hold the investment to allow for a recovery in the market value of the investment. In addition, we consider qualitative factors that include, but are not limited to: (i) the financial condition and business plans of the investee, including its future earnings potential, (ii) the investee’s credit rating, and (iii) the current and expected market and industry conditions in which the investee operates. If a decline in the fair value of an investment is deemed by management to be other-than-temporary, the cost basis of the investment is written down to fair value, and the amount of the write-down is included in net earnings.

All unrealized holding gains or losses related to our investments in marketable equity securities are reflected net of tax in accumulated other comprehensive income in shareholders’ equity. The total unrealized gain, net of tax, included in accumulated other comprehensive income was $1, $0 and $77 at August 4, 2012, March 3, 2012 and July 30, 2011, respectively.

Other Investments

The aggregate carrying values of investments accounted for using either the cost method or the equity method at August 4, 2012, March 3, 2012 and July 30, 2011, were $66, $55 and $75, respectively.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair value hierarchy requires the use of observable market data when available. In instances where the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following tables set forth by level within the fair value hierarchy, our financial assets and liabilities that were accounted for at fair value on a recurring basis at August 4, 2012, March 3, 2012 and July 30, 2011, according to the valuation techniques we used to determine their fair values.

		Fair Value Measurements Using Inputs Considered as
	Fair Value at August 4, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS
Other current assets
Money market funds (restricted cash)	$62	$62	$—	$—
U.S. Treasury bills (restricted cash)	30	30	—	—
Equity and other investments
Auction rate securities	22	—	—	22
Marketable equity securities	3	3	—	—

LIABILITIES
Accrued liabilities
Foreign currency derivative instruments	2	—	2	—

		Fair Value Measurements Using Inputs Considered as
	Fair Value at March 3, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS
Cash and cash equivalents
Money market funds	$272	$272	$—	$—
Other current assets
Money market funds (restricted cash)	119	119	—	—
U.S. Treasury bills (restricted cash)	30	30	—	—
Foreign currency derivative instruments	1	—	1	—
Equity and other investments
Auction rate securities	82	—	—	82
Marketable equity securities	3	3	—	—

LIABILITIES
Accrued liabilities
Foreign currency derivative instruments	2	—	2	—

		Fair Value Measurements Using Inputs Considered as
	Fair Value at July 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(recast)	(recast)	(recast)	(recast)
ASSETS
Cash and cash equivalents
Money market funds	$605	$605	$—	$—
Commercial paper	165	—	165	—
Short-term investments
U.S. Treasury bills	80	80	—	—
Other current assets
Money market funds (restricted assets)	133	133	—	—
U.S. Treasury bills (restricted assets)	45	45	—	—
Foreign currency derivative instruments	5	—	5	—
Equity and other investments
Auction rate securities	91	—	—	91
Marketable equity securities	150	150	—	—
Other assets
Foreign currency derivative instruments	1	—	1	—

LIABILITIES
Accrued liabilities
Foreign currency derivative instruments	1	—	1	—

The following tables provide a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis in the tables above that used significant unobservable inputs (Level 3) for the three and five months ended August 4, 2012 and July 30, 2011.

	Debt securities- Auction rate securities only
	Student loan bonds	Municipal revenue bonds	Total
Balances at May 5, 2012	$64	$2	$66
Changes in unrealized losses included in other comprehensive income	3	—	3
Sales	(47)	—	(47)
Balances at August 4, 2012	$20	$2	$22

	Debt securities- Auction rate securities only
	Student loan bonds	Municipal revenue bonds	Total
Balances at March 3, 2012	$80	$2	$82
Changes in unrealized losses included in other comprehensive income	4	—	4
Sales	(64)	—	(64)
Balances at August 4, 2012	$20	$2	$22

	Debt securities- Auction rate securities only
	Student loan bonds	Municipal revenue bonds	Total
Balances at April 30, 2011	$95	$2	$97
Changes in unrealized losses included in other comprehensive income	2	—	2
Sales	(8)	—	(8)
Balances at July 30, 2011 (recast)	$89	$2	$91

	Debt securities- Auction rate securities only
	Student loan bonds	Municipal revenue bonds	Total
Balances at February 26, 2011	$108	$2	$110
Changes in unrealized losses included in other comprehensive income	3	—	3
Sales	(22)	—	(22)
Balances at July 30, 2011 (recast)	$89	$2	$91

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Money Market Funds.  Our money market fund investments that are traded in an active market were measured at fair value using quoted market prices and, therefore, were classified as Level 1.

U.S. Treasury Bills.  Our U.S. Treasury bills were classified as Level 1 as they trade with sufficient frequency and volume to enable us to obtain pricing information on an ongoing basis.

Commercial Paper.  Our investments in commercial paper were measured using inputs based upon quoted prices for similar instruments in active markets and, therefore, were classified as Level 2.

Foreign Currency Derivative Instruments.  Comprised primarily of foreign currency forward contracts and foreign currency swap contracts, our foreign currency derivative instruments were measured at fair value using readily observable market inputs, such as quotations on forward foreign exchange points and foreign interest rates. Our foreign currency derivative instruments were classified as Level 2 as these instruments are custom, over-the-counter contracts with various bank counterparties that are not traded in active markets.

Auction Rate Securities.  Our investments in ARS were classified as Level 3 as quoted prices were unavailable due to events described in Note 4, Investments. Due to limited market information, we utilized a discounted cash flow (“DCF”) model to derive an estimate of fair value. The unobservable inputs and assumptions we used in preparing the DCF model included estimates with respect to the amount and timing of future interest and principal payments, forward projections of the interest rate benchmarks, the probability of full repayment of the principal considering the credit quality and guarantees in place, and the rate of return required by investors to own such securities given the current liquidity risk associated with ARS. Changes in these unobservable inputs are not likely to have a significant impact on the fair value measurement of our ARS.

Marketable Equity Securities.  Our marketable equity securities were measured at fair value using quoted market prices. They were classified as Level 1 as they trade in active markets for which closing stock prices are readily available.

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

With the exception of fixed asset impairments associated with our restructuring activities described in Note 7, Restructuring Charges, we had no significant remeasurements of such assets or liabilities to fair value during the six months ended August 4, 2012 and July 30, 2011. The following table summarizes the fair value remeasurements recorded during the six months ended August 4, 2012 and July 30, 2011:

	Six Months Ended		Six Months Ended
	August 4, 2012		July 30, 2011
	Impairments	Remaining Net Carrying Value	Impairments	Remaining Net Carrying Value
			(recast)	(recast)
Continuing operations
Property and equipment	$29	$—	$1	$—

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

Fair Value of Financial Instruments

Our financial instruments, other than those presented in the disclosures above, include cash, receivables, other investments, accounts payable, other payables, and short- and long-term debt. The fair values of cash, receivables, accounts payable, other payables, and short-term debt approximated carrying values because of the short-term nature of these instruments. If these instruments were measured at fair value in the financial statements, they would be classified as Level 1 in the fair value hierarchy. Fair values for other investments held at cost are not readily available, but we estimate that the carrying values for these investments approximate fair value. See Note 8, Debt, for information about the fair value of our long-term debt.

6.	Goodwill and Intangible Assets

The changes in the carrying values of goodwill and indefinite-lived tradenames by segment were as follows in the five months ended August 4, 2012 and July 30, 2011:

	Goodwill			Indefinite-lived Tradenames
	Domestic	International	Total	Domestic	International	Total
Balances at March 3, 2012	$516	$819	$1,335	$19	$111	$130
Changes in foreign currency exchange rates	—	(7)	(7)	—	—	—
Acquisitions	14	—	14	—	—	—
Balances at August 4, 2012	$530	$812	$1,342	$19	$111	$130

	Goodwill			Indefinite-lived Tradenames
	Domestic	International	Total	Domestic	International	Total
Balances at February 26, 2011	$422	$2,032	$2,454	$21	$84	$105
Changes in foreign currency exchange rates	—	53	53	—	3	3
Other(1)	—	—	—	—	28	28
Balances at July 30, 2011 (recast)	$422	$2,085	$2,507	$21	$115	$136

(1)
Represents the transfer of certain definite-lived tradenames (at their net book value) to indefinite-lived tradenames following our decision not to phase out certain tradenames. We believe these tradenames will continue to contribute to our future cash flows indefinitely.

The following table provides the gross carrying amount of goodwill and cumulative goodwill impairment losses:

	August 4, 2012		March 3, 2012		July 30, 2011
	Gross Carrying Amount	Cumulative Impairment	Gross Carrying Amount	Cumulative Impairment	Gross Carrying Amount	Cumulative Impairment
					(recast)	(recast)
Goodwill	$2,603	$(1,261)	$2,596	$(1,261)	$2,571	$(64)

The following table provides the gross carrying values and related accumulated amortization of definite-lived intangible assets:

	August 4, 2012		March 3, 2012		July 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
					(recast)	(recast)
Customer relationships	$465	$(244)	$453	$(224)	$393	$(214)

Total amortization expense for the three months ended August 4, 2012 and July 30, 2011, was $10 and $15, respectively, and was $20 and $30 for the six months then ended, respectively. The estimated future amortization expense for identifiable intangible assets is as follows:

Fiscal Year
Remainder of fiscal 2013	$21
2014	41
2015	41
2016	41
2017	24
Thereafter	53

7.	Restructuring Charges

Summary

Restructuring charges incurred in the six months ended August 4, 2012 and July 30, 2011, for our fiscal 2013, fiscal 2012 and fiscal 2011 restructuring activities were as follows:

	Six Months Ended
	August 4, 2012	July 30, 2011
		(recast)
Continuing operations
Fiscal 2013 restructuring	$224	$—
Fiscal 2012 restructuring	6	—
Fiscal 2011 restructuring	(12)	4
Total	218	4
Discontinued operations
Fiscal 2013 restructuring	—	—
Fiscal 2012 restructuring	3	—
Fiscal 2011 restructuring	2	29
Total (Note 3)	5	29
Total	$223	$33

Fiscal 2013 Restructuring

In the first quarter of fiscal 2013, we initiated a series of actions to restructure operations in our Domestic segment intended to improve operating performance. The actions include closure of approximately 50 large-format Best Buy branded stores in the U.S. and changes to the store and corporate operating models. The costs of implementing the changes primarily consist of facility closure costs, employee termination benefits and property and equipment (primarily store fixtures) impairments.

We incurred $91 of charges related to the fiscal 2013 restructuring in the second quarter of fiscal 2013, consisting primarily of facility closure and other costs related to our closure of 41 stores, partially offset by an adjustment to reduce our expected termination benefits due to a greater number of employees finding new positions within Best Buy than originally planned. In the first six months of fiscal 2013, we incurred $224 of restructuring charges related to the fiscal 2013 restructuring consisting primarily of facility closure and other costs, termination benefits and property and equipment impairments.

We expect to incur additional pre-tax restructuring charges (primarily facility closure costs) of between $25 and $75 related to our fiscal 2013 restructuring activities. The estimated facility closure costs associated with lease commitments on vacated stores will be recognized when stores are closed. We expect to substantially complete these restructuring activities in fiscal 2013, with the exception of lease payments for vacated stores which will continue until the lease expires or we otherwise terminate the lease.

All restructuring charges related to our fiscal 2013 restructuring activities are from continuing operations and are presented in Restructuring charges in our Condensed Consolidated Statements of Earnings and Comprehensive Income. The composition of the restructuring charges we incurred in the six months ended August 4, 2012 for our fiscal 2013 restructuring activities in the Domestic segment was as follows:

Six Months Ended August 4, 2012
Continuing operations
Property and equipment impairments	$27
Termination benefits	81
Facility closure and other costs, net	116
Total	$224

The following table summarizes our restructuring accrual activity during the five months ended August 4, 2012 related to termination benefits and facility closure and other costs associated with our 2013 restructuring activities:

	Termination Benefits	Facility Closure and Other Costs	Total
Balance at March 3, 2012	$—	$—	$—
Charges	107	116	223
Cash payments	(35)	(2)	(37)
Adjustments	(27)	(6)	(33)
Balance at August 4, 2012	$45	$108	$153

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

We incurred $9 of charges related to the fiscal 2012 restructuring in the first six months of fiscal 2013. Of the total charges, $6 related to our Domestic segment and consisted primarily of other costs resulting from the modified strategy for certain mobile broadband offerings. The remaining $3 of charges related to our International segment and were directly associated with the closure of our Best Buy branded stores in the U.K.

We do not expect to incur further material restructuring charges related to our fiscal 2012 restructuring activities in either our Domestic or International segments, as we have substantially completed these restructuring activities.

All restructuring charges from continuing operations related to our fiscal 2012 restructuring activities are presented in Restructuring charges in our Condensed Consolidated Statements of Earnings and Comprehensive Income, whereas all restructuring charges from discontinued operations related to our fiscal 2012 restructuring activities are presented in Loss from discontinued operations in our Condensed Consolidated Statements of Earnings and Comprehensive Income. The composition of the restructuring charges we incurred in the six months ended August 4, 2012, as well as the cumulative amount incurred through August 4, 2012, for our fiscal 2012 restructuring activities for both the Domestic and International segments was as follows:

	Domestic		International		Total
	Six Months Ended August 4, 2012	Cumulative Amount through August 4, 2012	Six Months Ended August 4, 2012	Cumulative Amount through August 4, 2012	Six Months Ended August 4, 2012	Cumulative Amount through August 4, 2012
Continuing operations
Property and equipment impairments	$1	$17	$—	$15	$1	$32
Termination benefits	—	1	—	—	—	1
Facility closure and other costs, net	5	5	—	—	5	5
Total	6	23	—	15	6	38

Discontinued operations
Inventory write-downs	—	—	—	11	—	11
Property and equipment impairments	—	—	—	96	—	96
Termination benefits	—	—	1	17	1	17
Facility closure and other costs, net	—	—	2	84	2	84
Total	—	—	3	208	3	208
Total	$6	$23	$3	$223	$9	$246

The following table summarizes our restructuring accrual activity during the five months ended August 4, 2012 related to termination benefits and facility closure and other costs associated with our 2012 restructuring activities:

	Termination Benefits	Facility Closure and Other Costs(1)	Total
Balance at March 3, 2012	$17	$85	$102
Charges	1	2	3
Cash payments	(17)	(77)	(94)
Adjustments	—	34	34
Changes in foreign currency exchange rates	—	2	2
Balance at August 4, 2012	$1	$46	$47

(1)
Included within the adjustments to facility closure and other costs is $34 from the first quarter of fiscal 2013, representing an adjustment to exclude non-cash charges or benefits, which had no impact on our Condensed Consolidated Statements of Earnings and Comprehensive Income in the first quarter of fiscal 2013.

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

We incurred $33 of charges related to the fiscal 2011 restructuring in the first six months of fiscal 2012. Of the total charges, $5 related to our Domestic segment and consisted primarily of property and equipment impairments and facility closure costs associated with supply chain and operational improvements. Within our International segment, we incurred $28 of charges consisting primarily of termination benefits and facility closure costs related to actions taken to exit the Turkey market and restructure our Best Buy branded stores in China.

During the first six months of fiscal 2013, we recorded a net reduction to restructuring charges of $(10), which related primarily to our Domestic segment. The net reduction was largely the result of a gain recorded on the sale of a previously impaired distribution facility and equipment during the first quarter of fiscal 2013 (previously impaired through restructuring charges), partially offset by charges associated with the exit from certain digital delivery services within our entertainment product category.

We do not expect to incur further material restructuring charges related to our fiscal 2011 restructuring activities in either our Domestic or International segment.

For continuing operations, the cumulative inventory write-downs related to our fiscal 2011 restructuring activities were presented in Restructuring charges — cost of goods sold in our Condensed Consolidated Statements of Earnings and Comprehensive Income. The remainder of the restructuring charges are presented in Restructuring charges in our Condensed Consolidated Statements of Earnings and Comprehensive Income. However, all restructuring charges from discontinued operations related to our fiscal 2011 restructuring activities are presented in Loss from discontinued operations in our Condensed Consolidated Statements of Earnings and Comprehensive Income. The composition of the restructuring charges we incurred in the six months ended August 4, 2012 and July 30, 2011, as well as the cumulative amount incurred through August 4, 2012, for our fiscal 2011 restructuring activities for both the Domestic and International segments was as follows:

	Domestic			International			Total
	Six Months Ended		Cumulative Amount through August 4, 2012	Six Months Ended		Cumulative Amount through August 4, 2012	Six Months Ended		Cumulative Amount through August 4, 2012
	August 4, 2012	July 30, 2011		August 4, 2012	July 30, 2011		August 4, 2012	July 30, 2011
		(recast)			(recast)			(recast)
Continuing operations
Inventory write-downs	$—	$—	$28	$—	$—	$—	$—	$—	$28
Property and equipment impairments	(12)	—	3	—	(1)	107	(12)	(1)	110
Termination benefits	—	—	13	—	—	—	—	—	13
Facility closure and other costs, net	—	5	4	—	—	—	—	5	4
Total	(12)	5	48	—	(1)	107	(12)	4	155

Discontinued operations
Inventory write-downs	—	—	—	—	—	15	—	—	15
Property and equipment impairments	—	—	15	—	—	25	—	—	40
Termination benefits	—	—	4	—	18	19	—	18	23
Intangible asset impairments	—	—	13	—	—	—	—	—	13
Facility closure and other costs, net	3	—	3	(1)	11	4	2	11	7
Total	3	—	35	(1)	29	63	2	29	98
Total	$(9)	$5	$83	$(1)	$28	$170	$(10)	$33	$253

The following tables summarize our restructuring accrual activity during the five months ended August 4, 2012 and July 30, 2011, related to termination benefits and facility closure and other costs associated with our 2011 restructuring activities:

	Termination Benefits	Facility Closure and Other Costs(1)	Total
Balance at February 26, 2011	$28	$13	$41
Charges	6	—	6
Cash payments	(24)	(8)	(32)
Adjustments	(3)	8	5
Changes in foreign currency exchange rates	—	1	1
Balance at July 30, 2011 (recast)	$7	$14	$21

(1)
Included within the adjustments to facility closure and other costs is $10 from the first quarter of fiscal 2011, representing an adjustment to exclude non-cash charges or benefits, which had no impact on our Condensed Consolidated Statements of Earnings and Comprehensive Income in the first quarter of fiscal 2012.

	Termination Benefits	Facility Closure and Other Costs	Total
Balance at March 3, 2012	$3	$9	$12
Charges	—	—	—
Cash payments	(2)	(3)	(5)
Adjustments	(1)	(1)	(2)
Balance at August 4, 2012	$—	$5	$5

8.	Debt

Short-Term Debt

Short-term debt consisted of the following:

	August 4, 2012	March 3, 2012	July 30, 2011
			(recast)
U.S. revolving credit facility – 364-Day	$—	$—	$—
U.S. revolving credit facility – Five-Year	—	—	—
Europe revolving credit facility	519	480	—
Europe receivables financing facility	—	—	386
Old Europe revolving credit facility	—	—	—
Canada revolving demand facility	—	—	—
China revolving demand facilities	—	—	6
Total short-term debt	$519	$480	$392

U.S. Revolving Credit Facility

On August 31, 2012, subsequent to the end of the second quarter of fiscal 2012, Best Buy Co., Inc. entered into a $1,000 364-day senior unsecured revolving credit facility agreement (the "364-Day Facility Agreement") with JPMorgan Chase Bank, N.A. ("JPMorgan"), as adminstrative agent, and a syndicate of banks. The 364-Day Facility Agreement terminates in August 2013 (subject to a one-year term-out option). The 364-Day Facility Agreement replaced the previously existing $1,000 364-day senior unsecured revolving credit facility with a syndicate of banks, including JPMorgan acting as administrative agent, which was originally scheduled to expire in October 2012.

Long-Term Debt

Long-term debt consisted of the following:

	August 4, 2012	March 3, 2012	July 30, 2011
			(recast)
2013 Notes	$500	$500	$500
2016 Notes	349	349	349
2021 Notes	648	648	648
Convertible debentures	—	—	402
Financing lease obligations	136	149	162
Capital lease obligations	73	81	82
Other debt	1	1	2
Total long-term debt	1,707	1,728	2,145
Less: current portion(1)	(542)	(43)	(444)
Total long-term debt, less current portion	$1,165	$1,685	$1,701

(1)
Since holders of our convertible debentures could have required us to purchase all or a portion of the debentures on January 15, 2012, we classified the $402 for such debentures in the current portion of long-term debt at July 30, 2011. Our 2013 Notes due July 15, 2013, are classified in the current portion of long-term debt as of August 4, 2012.

The fair value of long-term debt approximated $1,669, $1,756 and $2,219 at August 4, 2012, March 3, 2012 and July 30, 2011, respectively, based primarily on the market prices quoted from external sources, compared with carrying values of $1,707, $1,728 and $2,145, respectively. If long-term debt was measured at fair value in the financial statements, it would be classified primarily as Level 1 in the fair value hierarchy.

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

We record all foreign currency derivative instruments in our Condensed Consolidated Balance Sheets at fair value and evaluate hedge effectiveness prospectively and retrospectively when electing to apply hedge accounting treatment. We formally document all hedging relationships at inception for all derivative hedges and the underlying hedged items, as well as the risk, management objectives, and strategies for undertaking the hedge transactions. In addition, we have derivatives which are not designated as hedging instruments. We have no derivatives that have credit risk-related contingent features, and we mitigate our credit risk by engaging with major financial institutions as our counterparties.

Cash Flow Hedges

We enter into foreign exchange forward contracts to hedge against the effect of exchange rate fluctuations on certain revenue streams denominated in non-functional currencies. The contracts generally have terms of up to two years. We report the effective portion of the gain or loss on a cash flow hedge as a component of other comprehensive income, and it is subsequently reclassified into net earnings in the period in which the hedged transaction affects net earnings or the forecast transaction is no longer probable of occurring. We report the ineffective portion, if any, of the gain or loss in net earnings. We did not have any cash flow hedges outstanding in the first six months of fiscal 2013.

Derivatives Not Designated as Hedging Instruments

Derivatives not designated as hedging instruments include foreign exchange forward contracts used to manage the impact of fluctuations in foreign currency exchange rates relative to recognized receivable and payable balances denominated in non-functional currencies, and on certain forecast inventory purchases denominated in non-functional currencies. The contracts generally have terms of up to six months. These derivative instruments are not designated in hedging relationships and, therefore, we record gains and losses on these contracts directly in net earnings.

Summary of Derivative Balances

The following table presents the gross fair values for derivative instruments and the corresponding classification at August 4, 2012, March 3, 2012 and July 30, 2011:

	August 4, 2012		March 3, 2012		July 30, 2011
Contract Type	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
					(recast)	(recast)
Cash flow hedges (foreign exchange forward contracts)	$—	$—	$—	$—	$6	$—
No hedge designation (foreign exchange forward contracts)	—	(2)	1	(2)	—	(1)
Total	$—	$(2)	$1	$(2)	$6	$(1)

The following tables present the effects of derivative instruments on other comprehensive income (“OCI”) and on our Condensed Consolidated Statements of Earnings and Comprehensive Income for the three and six months ended August 4, 2012 and July 30, 2011:

	Three Months Ended		Six Months Ended
	August 4, 2012		August 4, 2012
Contract Type	Pre-tax Gain Recognized in OCI(1)	(Loss) Reclassified from Accumulated OCI to Earnings (Effective Portion)(2)	Pre-tax Gain Recognized in OCI(1)	(Loss) Reclassified from Accumulated OCI to Earnings (Effective Portion)(2)
Cash flow hedges (foreign exchange forward contracts)	$—	$—	$—	$(1)

	Three Months Ended		Six Months Ended
	July 30, 2011		July 30, 2011
Contract Type	Pre-tax Gain Recognized in OCI(1)	Gain Reclassified from Accumulated OCI to Earnings (Effective Portion)(2)	Pre-tax Gain Recognized in OCI(1)	Gain Reclassified from Accumulated OCI to Earnings (Effective Portion)(2)
	(recast)	(recast)	(recast)	(recast)
Cash flow hedges (foreign exchange forward contracts)	$5	$5	$13	$7

(1)	Reflects the amount recognized in OCI prior to the reclassification of 50% to noncontrolling interests for the cash flow and net investment hedges, respectively.

(2)	Gain reclassified from accumulated OCI is included within selling, general and administrative expenses (“SG&A”) in our Condensed Consolidated Statements of Earnings and Comprehensive Income.

The following table presents the effects of derivatives not designated as hedging instruments on our Condensed Consolidated Statements of Earnings and Comprehensive Income for the three and six months ended August 4, 2012 and July 30, 2011:

Gain (Loss) Recognized within SG&A
	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
Contract Type	August 4, 2012	August 4, 2012	July 30, 2011	July 30, 2011
			(recast)	(recast)
No hedge designation (foreign exchange forward contracts)	$6	$3	$(4)	$(12)

The following table presents the notional amounts of our foreign currency exchange contracts at August 4, 2012, March 3, 2012 and July 30, 2011:

	Notional Amount
Contract Type	August 4, 2012	March 3, 2012	July 30, 2011
			(recast)
Derivatives designated as cash flow hedging instruments	$—	$—	$268
Derivatives not designated as hedging instruments	153	238	257
Total	$153	$238	$525

10.	Earnings per Share

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

The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings per share attributable to Best Buy Co., Inc. (shares in millions):

	Three Months Ended		Six Months Ended
	August 4, 2012	July 30, 2011	August 4, 2012	July 30, 2011
		(recast)		(recast)
Numerator
Net (loss) earnings from continuing operations	$(7)	$148	$154	$441
Net loss (earnings) from continuing operations attributable to noncontrolling interests	19	2	19	(36)
Net earnings from continuing operations attributable to Best Buy Co., Inc., basic	12	150	173	405
Adjustment for assumed dilution:
Interest on convertible debentures, net of tax	—	2	—	3
Net earnings from continuing operations attributable to Best Buy Co., Inc., diluted	$12	$152	$173	$408

Denominator
Weighted-average common shares outstanding	338.2	376.0	340.3	383.6
Effect of potentially dilutive securities:
Shares from assumed conversion of convertible debentures	—	8.8	—	8.8
Stock options and other	0.4	0.8	0.7	0.9
Weighted-average common shares outstanding, assuming dilution	338.6	385.6	341.0	393.3

Net earnings per share from continuing operations attributable to Best Buy Co., Inc.
Basic	$0.04	$0.40	$0.51	$1.06
Diluted	$0.04	$0.39	$0.51	$1.04

The computation of weighted-average common shares outstanding, assuming dilution, excluded options to purchase 29.7 million and 29.7 million shares of our common stock for the three months ended August 4, 2012 and July 30, 2011, respectively, and options to purchase 29.3 million and 29.6 million shares of our common stock for the six months ended

August 4, 2012 and July 30, 2011, respectively. These amounts were excluded as the options’ exercise prices were greater than the average market price of our common stock for the periods presented and, therefore, the effect would be anti-dilutive (i.e., including such options would result in higher earnings per share).

11.	Comprehensive Income

The components of accumulated other comprehensive income, net of tax, attributable to Best Buy Co., Inc. were as follows:

	August 4, 2012	March 3, 2012	July 30, 2011
			(recast)
Foreign currency translation	$87	$93	$203
Unrealized (losses) gains on available-for-sale investments	(1)	(3)	76
Unrealized gains on derivative instruments (cash flow hedges)	—	—	2
Total	$86	$90	$281

12.	Repurchase of Common Stock

In June 2011, our Board of Directors authorized a new $5,000 share repurchase program. The June 2011 program terminated and replaced our prior $5,500 share repurchase program authorized in June 2007. There is no expiration date governing the period over which we can repurchase shares under the June 2011 share repurchase program.

The following table shows the amount and cost of shares we repurchased and retired for the three and six months ended August 4, 2012 and July 30, 2011, under the June 2011 program and the June 2007 program.

	Three Months Ended		Six Months Ended
	August 4, 2012	July 30, 2011	August 4, 2012	July 30, 2011
		(recast)		(recast)
June 2011 Program
Number of shares repurchased	6.3	4.6	10.9	4.6
Cost of shares repurchased	$122	$139	$237	$139

June 2007 Program
Number of shares repurchased	—	9.2	—	20.1
Cost of shares repurchased	$—	$286	$—	$611

At August 4, 2012, $3,989 remained available for additional purchases under the June 2011 share repurchase program. Repurchased shares have been retired and constitute authorized but unissued shares.

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

Revenue by reportable segment was as follows:

	Three Months Ended		Six Months Ended
	August 4, 2012	July 30, 2011	August 4, 2012	July 30, 2011
		(recast)		(recast)
Domestic	$7,803	$7,977	$16,625	$16,369
International	2,744	2,879	5,532	5,856
Total	$10,547	$10,856	$22,157	$22,225

Operating income (loss) by reportable segment and the reconciliation to earnings from continuing operations before income tax expense and equity in loss of affiliates were as follows:

	Three Months Ended		Six Months Ended
	August 4, 2012	July 30, 2011	August 4, 2012	July 30, 2011
		(recast)		(recast)
Domestic	$83	$239	$378	$605
International	(50)	21	(83)	115
Total operating income	33	260	295	720
Other income (expense)
Investment income and other	6	8	12	25
Interest expense	(30)	(33)	(63)	(61)
Earnings from continuing operations before income tax expense and equity in loss of affiliates	$9	$235	$244	$684

Assets by reportable segment were as follows:

	August 4, 2012	March 3, 2012	July 30, 2011
			(recast)
Domestic	$9,884	$9,592	$10,887
International	5,965	6,413	8,409
Total	$15,849	$16,005	$19,296

14.	Contingencies

Securities Actions

In February 2011, a purported class action lawsuit captioned, IBEW Local 98 Pension Fund, individually and on behalf of all others similarly situated v. Best Buy Co., Inc., et al., was filed against us and certain of our executive officers in the U.S. District Court for the District of Minnesota. This federal court action alleges, among other things, that we and the officers named in the complaint violated Sections 10(b) and 20A of the Exchange Act and Rule 10b-5 under the Exchange Act in connection with press releases and other statements relating to our fiscal 2011 earnings guidance that had been made available to the public. Additionally, in March 2011, a similar purported class action was filed by a single shareholder, Rene LeBlanc, against us and certain of our executive officers in the same court. In July 2011, after consolidation of the IBEW Local 98 Pension Fund and Rene LeBlanc actions, a consolidated complaint captioned, IBEW Local 98 Pension Fund v. Best Buy Co., Inc., et al., was filed and served. We filed a motion to dismiss the consolidated complaint in September 2011, and in March 2012, subsequent to the end of fiscal 2012, the court issued a decision dismissing the action with prejudice. In April 2012, the plaintiffs filed a motion to alter or amend the court's decision on our motion to dismiss. An opposition to the plaintiffs' motion was filed, with argument heard on June 8, 2012, and we await the court's decision. As a result, the court's decision on the motion to dismiss is not final, and the time period for an appeal thereof is delayed until 30 days after a court order disposing of the plaintiffs' new motion.

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

15.	Subsequent Event

On August 19, 2012, Best Buy Co., Inc. appointed Hubert Joly, 53, as Best Buy's President and Chief Executive Officer, effective September 4, 2012. In connection with Mr. Joly's appointment, Best Buy entered into an employment agreement with Mr. Joly dated August 19, 2012.

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

Overview

We are a multi-national retailer of consumer electronics, computing and mobile phone products, entertainment products, appliances, and related services. We operate two reportable segments: Domestic and International. The Domestic segment is comprised of all operations within the U.S. and its territories. The International segment is comprised of all operations outside the U.S. and its territories.

Our business, like that of many retailers, is seasonal. Historically, we have realized more of our revenue and earnings in the fiscal fourth quarter, which includes the majority of the holiday shopping season in the U.S., Europe, and Canada, than in any other fiscal quarter.

While some of the products and services we offer are viewed by consumers as essential, others are viewed as discretionary purchases. Consequently, our results of operations are susceptible to changes in consumer confidence levels and macroeconomic factors such as unemployment, consumer credit availability, and the condition of the housing market. Consumers have maintained a cautious approach to discretionary spending due to continued economic pressures. Consequently, customer traffic and spending patterns continue to be difficult to predict. Other factors that directly impact our performance are product life-cycles (including the introduction and adoption of new technology) and the competitive retail environment for our products and services. As a result of these factors, predicting our future revenue and net earnings is difficult. By providing access to a wide selection of products and accessories; a vast array of service offerings, such as extended warranties, installation and repair; an integrated multi-channel approach; and a knowledgeable sales staff to help our customers select their devices and access related services and content, we believe we offer our customers a differentiated value proposition. Disciplined capital allocation, working capital management, and expense control remain key priorities for us as we navigate through the current environment.

Throughout this MD&A, we refer to comparable store sales. Comparable store sales is a commonly used metric in the retail industry, which compares revenue for a particular period with the corresponding period in the prior year, excluding the impact of sales from new stores opened. Our comparable store sales is comprised of revenue from stores operating for at least 14 full months, as well as revenue related to call centers, web sites, and our other comparable sales channels. Revenue we earn from sales of merchandise to wholesalers or dealers is not included within our comparable store sales calculation. Relocated stores, as well as remodeled, expanded, and downsized stores closed more than 14 days, are excluded from the comparable store sales calculation until at least 14 full months after reopening. Acquired stores are included in the comparable store sales calculation beginning with the first full quarter following the first anniversary of the date of the acquisition. The calculation of comparable store sales excludes the impact of the extra week of revenue in the first quarter of fiscal 2013, as well as revenue from discontinued operations. The portion of our calculation of the comparable store sales percentage change attributable to our International segment excludes the effect of fluctuations in foreign currency exchange rates. The method of calculating comparable store sales varies across the retail industry. As a result, our method of calculating comparable store sales may not be the same as other retailers' methods.

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

In our discussions of the operating results below, we sometimes refer to the impact of net store changes on our results of operations. The key factors that dictate the impact that the net store changes have on our operating results include: (i) the size and format of new stores, as we operate stores ranging from approximately 1,000 square feet to approximately 50,000 square feet; (ii) the length of time the stores were open during the period; and (iii) the overall success of new store launches.

This MD&A includes financial information prepared in accordance with accounting principles generally accepted in the United States ("GAAP"), as well as certain non-GAAP financial measures such as adjusted operating income, adjusted net earnings from continuing operations, adjusted diluted earnings per share ("EPS") from continuing operations and adjusted debt to earnings before goodwill impairment, interest, income taxes, depreciation, amortization and rent ("EBITDAR") ratio. Generally, a non-GAAP financial measure is a numerical measure of financial performance, financial position, or cash flows that excludes (or includes) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with GAAP. The non-GAAP financial measures should be viewed as a supplement to, and not a substitute for, financial measures presented in accordance with GAAP. Non-GAAP measures as presented herein may not be comparable to similarly titled measures used by other companies.

We believe that the non-GAAP measures described above provide meaningful information to assist shareholders in understanding our financial results and assessing our prospects for future performance. Management believes adjusted operating income, adjusted net earnings from continuing operations, and adjusted diluted EPS from continuing operations are important indicators of our operations because they exclude items that may not be indicative of or are unrelated to our core operating results and provide a baseline for analyzing trends in our underlying businesses. To measure adjusted operating income, we remove the impact of restructuring charges from our calculation of operating income. Adjusted net earnings from continuing operations is calculated by removing the after-tax impact of restructuring charges from our calculation of net earnings. To measure adjusted diluted EPS from continuing operations, we exclude the per share impact of restructuring charges from our calculation of diluted EPS. Management believes our adjusted debt to EBITDAR ratio is an important indicator of our creditworthiness. Because non-GAAP financial measures are not standardized, it may not be possible to compare these financial measures with other companies' non-GAAP financial measures having the same or similar names. These non-GAAP financial measures are an additional way of viewing aspects of our operations that, when viewed with our GAAP results and the reconciliations to corresponding GAAP financial measures within our discussion of Consolidated Performance, below, provide a more complete understanding of our business. We strongly encourage investors and shareholders to review our financial statements and publicly-filed reports in their entirety and not to rely on any single financial measure.

Results of Operations

Beginning in the first quarter of fiscal 2013, we changed our fiscal year-end from the Saturday nearest the end of February to the Saturday nearest the end of January. As a result of this change, our fiscal year 2013 is an 11-month transition period ending on February 2, 2013. In the first quarter of fiscal 2013, we also began consolidating the results of our Europe, China, and Mexico operations on a one-month lag as a result of this change, compared to a two-month lag in fiscal year 2012, to continue to align our fiscal reporting periods with statutory filing requirements in certain foreign jurisdictions. Consistent with such consolidation, the financial and non-financial information presented in our MD&A relative to these operations is also presented on a one-month lag. There were no significant intervening events which would have materially affected our financial condition, results of operations, liquidity, or other factors had they been recorded during the three months ended August 4, 2012.

In order to allow an immediate transition to our new fiscal calendar and to maintain transparency and comparability of financial information included in our quarterly Form 10-Q filings, we are presenting such quarterly information on a three- and six-month basis for both the current and prior fiscal years, in both instances based on the new fiscal calendar. Following the change to our fiscal calendar, the second quarter of fiscal 2013 is the three and six months ended August 4, 2012, and these periods, together with the comparable periods in the prior fiscal year, the three and six months ended July 30, 2011, form the basis for the results discussed in our MD&A. See Note 2, Fiscal Year-end Change, of Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further information regarding the fiscal year change.

Discontinued Operations Presentation

The results of our large-format Best Buy branded stores in China, Turkey, and the United Kingdom ("U.K."), The Phone House retail stores in Belgium, and Napster are presented as discontinued operations in our Condensed Consolidated Statements of Earnings and Comprehensive Income. Unless otherwise stated, financial results discussed herein refer to continuing operations.

Consolidated Performance Summary

We currently face a challenging global consumer electronics industry, as macroeconomic issues, product convergence and life-cycle declines in traditionally large product categories, and increased competition have pressured revenue and gross profit. In particular, macroeconomic pressures in Europe and a general economic slowdown in China resulted in comparable store sales declines in the second quarter of fiscal 2013. In addition, operations in our Domestic segment and Canada continued to face product life-cycle declines in gaming, notebooks and televisions. However, we have seen growth in tablets and mobile phones in the Domestic segment and Canada, which partially offset the comparable store sales decline.

The following table presents selected consolidated financial data ($ in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	August 4, 2012	July 30, 2011	August 4, 2012	July 30, 2011
		(recast)		(recast)
Revenue	$10,547	$10,856	$22,157	$22,225
Revenue % decline	(2.8)%	(0.4)%	(0.3)%	—%
Comparable store sales % decline	(3.2)%	(3.8)%	(4.3)%	(3.4)%
Gross profit	$2,564	$2,762	$5,471	$5,683
Gross profit as a % of revenue(1)	24.3%	25.4%	24.7%	25.6%
SG&A	$2,440	$2,502	$4,958	$4,959
SG&A as a % of revenue(1)	23.1%	23.0%	22.4%	22.3%
Restructuring charges	$91	$—	$218	$4
Operating income	$33	$260	$295	$720
Operating income as % of revenue	0.3%	2.4%	1.3%	3.2%
Net earnings from continuing operations(2)	$12	$150	$173	$405
Loss from discontinued operations(3)	$—	$(22)	$(3)	$(65)
Net earnings attributable to Best Buy Co., Inc.	$12	$128	$170	$340
Diluted earnings per share from continuing operations	$0.04	$0.39	$0.51	$1.04
Diluted earnings per share	$0.04	$0.34	$0.50	$0.87

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

(2)	Includes both net (loss) earnings from continuing operations and net loss (earnings) from continuing operations attributable to noncontrolling interests.

(3)	Includes both net loss from discontinued operations and net loss from discontinued operations attributable to noncontrolling interests.

The components of the (2.8)% and (0.3)% revenue decreases for the second quarter and first six months of fiscal 2013, respectively, were as follows:

	Three Months Ended	Six Months Ended
	August 4, 2012	August 4, 2012
Comparable store sales impact	(3.0)%	(4.0)%
Impact of foreign currency exchange rate fluctuations	(0.4)%	(0.3)%
Net store changes	(0.2)%	0.5%
Non-comparable store sales channels(1)	0.8%	0.2%
Extra week of revenue(2)	—%	3.3%
Total revenue decrease	(2.8)%	(0.3)%

(1)
Non-comparable store sales channels primarily reflects the impact from revenue we earn from sales of merchandise to wholesalers and dealers, as well as other non-comparable sales channels not included within our comparable store sales calculation.

(2)	Represents the estimated incremental revenue associated with stores in our Domestic segment and Canada in fiscal 2013, which had 27 weeks of activity,

compared to 26 weeks in the first six months of fiscal 2012.

The gross profit rate decreased by 1.1% of revenue for the second quarter of fiscal 2013. Gross profit rate declines in our Domestic and International segments accounted for a decrease of 0.8% of revenue and 0.3% of revenue, respectively. For the first six months of fiscal 2013, the gross profit rate decreased by 0.9% of revenue. Gross profit rate declines in our Domestic and International segments accounted for decreases of 0.5% of revenue and 0.4% of revenue, respectively. For further discussion of each segment’s gross profit rate changes, see Segment Performance Summary, below.

The SG&A rate increased by 0.1% of revenue for the second quarter of fiscal 2013. Our Domestic segment contributed a rate decrease of 0.3% of revenue, with an offsetting rate increase of 0.4% of revenue from our International segment. For the first six months of fiscal 2013, the SG&A rate increased by 0.1% of revenue. Our Domestic segment contributed a rate decrease of 0.4% of revenue, with an offsetting rate increase of 0.5% of revenue from our International segment. For further discussion of each segment’s SG&A rate changes, see Segment Performance Summary, below.

We recorded restructuring charges of $91 million and $218 million in the second quarter and first six months of fiscal 2013, all of which were recorded in our Domestic segment. We recorded no restructuring charges in the second quarter of fiscal 2012. In the first six months of fiscal 2012, we recorded $4 million of restructuring charges related primarily to our Domestic segment. These restructuring charges resulted in a decrease in our operating income in the second quarter and first six months of fiscal 2013 of 0.9% of revenue and 1.0% of revenue, respectively. The restructuring charges recorded in the first six months of fiscal 2012 had no impact on our operating income rate. For further discussion of each segment’s restructuring charges, see Segment Performance Summary, below.

Operating income decreased $227 million, or 87.3%, and our operating income rate decreased to 0.3% of revenue in the second quarter of fiscal 2013, compared to 2.4% of revenue in the second quarter of fiscal 2012. For the first six months of fiscal 2013, operating income decreased 59.0% to $295 million or, as a percentage of revenue, to 1.3%. The decrease in operating income and operating income rate was driven by operating losses from our International segment, compared to operating income in the prior-year periods and decreases in operating income from our Domestic segment compared to the prior-year periods. The operating income decreases in the Domestic segment were due to a decrease in the gross profit rate and an increase in restructuring charges.

Other Income (Expense)

Investment income and other in the second quarter and first six months of fiscal 2013 was $6 million and $12 million, respectively, compared to $8 million and $25 million, respectively, in the prior-year periods. The decrease in the second quarter is primarily due to lower cash and cash equivalents and a decrease in dividend income due to the sale of Carphone Warehouse Group plc ("CPW") and TalkTalk shares in the third quarter of fiscal 2012. The decrease in the first six months was also due to a realized gain on the sale of an investment in the prior-year period, which did not recur in fiscal 2013.

Interest expense in the second quarter and first six months of fiscal 2013 remained relatively flat at $30 million and $63 million, respectively, compared to $33 million and $61 million, respectively, in the prior-year periods. The reduction in interest expense from the repayment of our convertible debt in January 2012 was offset by interest expense on our $1 billion of long-term debt securities that remained outstanding for the first two quarters of fiscal 2013, compared to half of the first quarter of fiscal 2012.

Income Tax Expense

Income tax expense decreased to $14 million in the second quarter of fiscal 2013 compared to $87 million in the prior-year period, primarily as a result of a decrease in pre-tax earnings. Our effective income tax rate in the second quarter of fiscal 2013 was 156.1%, compared to a rate of 36.8% in the second quarter of fiscal 2012. The increase in the effective income tax rate was primarily due to the decrease in our pre-tax earnings, as the impact of discrete tax items on our effective income tax rate is greater when our pre-tax earnings are lower.

Income tax expense decreased to $86 million in the first six months of fiscal 2013 compared to $242 million in the prior-year period, primarily as a result of a decrease in pre-tax earnings. Our effective income tax rate for the first six months of fiscal 2013 was 35.4%, compared to a rate of 35.3% in the first six months of fiscal 2012. The rate remained relatively flat compared to the prior-year period as the resolution of a foreign tax matter was offset by a lower mix of forecast taxable income from foreign operations.

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

Discontinued Operations

Discontinued operations include our large-format Best Buy branded stores in China, Turkey, and the U.K., and The Phone House retail stores in Belgium in our International segment, as well as Napster in our Domestic segment.

The decrease in loss from discontinued operations in the second quarter and first six months of fiscal 2013 compared to the second quarter and first six months of fiscal 2012 was the result of all of the above listed operations having been largely inactive during the current year period, whereas we were still operating our U.K. and Belgium stores, as well as Napster, during the prior-year period.

Net Earnings from Continuing Operations Attributable to Noncontrolling Interests

The decrease in net earnings from continuing operations attributable to noncontrolling interests in the second quarter and first six months of fiscal 2013 compared to the same periods in fiscal 2012 was due to our purchase of CPW's interest in the Best Buy Mobile profit share agreement (the "Mobile buy-out") in the fourth quarter of fiscal 2012. As a result of the Mobile buy-out, CPW is no longer entitled to a portion of the profit share payments to Best Buy Europe Distributions Limited ("Best Buy Europe"), our subsidiary in which CPW holds a 50% noncontrolling interest. In addition, net earnings from continuing operations attributable to noncontrolling interests also decreased due to a decline in net earnings of Best Buy Europe.

Non-GAAP Financial Measures

The following table reconciles operating income, net earnings, and diluted EPS for the periods presented for continuing operations (GAAP financial measures) to adjusted operating income, adjusted net earnings, and adjusted diluted EPS for continuing operations (non-GAAP financial measures) for the periods presented.

	Three Months Ended		Six Months Ended
	August 4, 2012	July 30, 2011	August 4, 2012	July 30, 2011
		(recast)		(recast)
Operating income	$33	$260	$295	$720
Restructuring charges	91	—	218	4
Adjusted operating income	$124	$260	513	$724

Net earnings from continuing operations	$12	$150	$173	$405
After-tax impact of restructuring charges	56	—	141	3
Adjusted net earnings from continuing operations	$68	$150	$314	$408

Diluted EPS from continuing operations	$0.04	$0.39	$0.51	$1.04
Per share impact of restructuring charges	0.16	—	0.41	—
Adjusted diluted EPS from continuing operations	$0.20	$0.39	$0.92	$1.04

Adjusted operating income decreased $136 million, or 52.3%, and our adjusted net earnings decreased $82 million, or 54.7%, in the second quarter of fiscal 2013 compared to the second quarter of fiscal 2012. This resulted in a decrease to our adjusted diluted EPS of $0.19, or 48.7%. For the first six months of fiscal 2013, adjusted operating income decreased $211 million, or 29.1%, and our adjusted net earnings decreased $94 million, or 23.0%. The resulting impact on adjusted diluted EPS was a decrease of $0.12, or 11.5%. The decreases in adjusted operating income, adjusted net earnings, and adjusted diluted EPS were driven by operating losses from our International segment, compared to operating income in the prior-year periods, and decreases in operating income from our Domestic segment compared to the prior year. The operating income decreases in the Domestic segment were primarily due to a decrease in the gross profit rate.

Segment Performance Summary

Domestic

In the second quarter of fiscal 2013, we experienced sales growth in tablets and mobile phones, with continued consumer demand for products as new technology is introduced. In addition, we continued to experience sales growth in appliances in the second quarter of fiscal 2013, as a result of operating model improvements and effective promotional strategies for appliances surrounding the secondary holidays. However, these increases were more than offset by decreases in other product categories consistent with overall industry trends. For example, notebooks, gaming, and televisions have been negatively impacted by the lower consumer demand and the absence of new products and technology. Certain other products (in particular, compact cameras and camcorders) have faced declining demand due in part to the inclusion of their key features in new products, such as smartphones. In addition, the net impact from the closure of large-format stores in the second quarter of fiscal 2013 contributed to the overall revenue decline.

The following table presents selected financial data for the Domestic segment ($ in millions):

	Three Months Ended		Six Months Ended
	August 4, 2012	July 30, 2011	August 4, 2012	July 30, 2011
		(recast)		(recast)
Revenue	$7,803	$7,977	$16,625	$16,369
Revenue % (decline) growth	(2.2)%	(2.5)%	1.6%	(2.0)%
Comparable store sales % decline	(1.6)%	(4.1)%	(2.7)%	(3.9)%
Gross profit	$1,896	$2,026	$4,129	$4,173
Gross profit as % of revenue	24.3%	25.4%	24.8%	25.5%
SG&A	$1,722	$1,787	$3,533	$3,563
SG&A as % of revenue	22.1%	22.4%	21.3%	21.8%
Restructuring charges	$91	$—	$218	$5
Operating income	$83	$239	$378	$605
Operating income as % of revenue	1.1%	3.0%	2.3%	3.7%

The components of our Domestic segment's (2.2)% revenue decrease and 1.6% revenue increase for the second quarter and first six months of fiscal 2013, respectively, were as follows:

	Three Months Ended	Six Months Ended
	August 4, 2012	August 4, 2012
Comparable store sales impact	(1.6)%	(2.6)%
Net store changes	(1.0)%	(0.2)%
Non-comparable store sales channels(1)	0.4%	0.4%
Extra week of revenue(2)	—%	4.0%
Total revenue (decrease) increase	(2.2)%	1.6%

(1)	Non-comparable store sales channels reflects the impact from revenue we earn from sales channels not included within our comparable store sales calculation.

(2)	Represents the estimated incremental revenue associated with stores in our Domestic segment in fiscal 2013, which had 27 weeks of activity, compared to 26 weeks in the first six months of fiscal 2012.

The following table reconciles the number of Domestic stores open at the beginning and end of the second quarters of fiscal 2013 and 2012:

	Fiscal 2013				Fiscal 2012 (recast)
	Total Stores at Beginning of Second Quarter	Stores Opened	Stores Closed	Total Stores at End of Second Quarter	Total Stores at Beginning of Second Quarter	Stores Opened	Stores Closed	Total Stores at End of Second Quarter
Best Buy	1,103	—	(41)	1,062	1,101	4	—	1,105
Best Buy Mobile stand-alone	326	33	—	359	193	17	—	210
Pacific Sales	34	—	—	34	35	—	—	35
Magnolia Audio Video	5	—	—	5	6	—	(1)	5
Total Domestic segment stores	1,468	33	(41)	1,460	1,335	21	(1)	1,355

The impact of net store changes on our revenue is a result of store opening and closing activity during the past 12 months, as well as stores opened in the prior year that are not included in comparable stores sales due to the timing of their opening. The net decrease in large-format Best Buy branded stores contributed the majority of the total decrease in revenue associated with net store changes in the second quarter of fiscal 2013 compared to the prior-year period. The addition of small-format Best Buy Mobile stand-alone stores partially offset the decrease, as the proportion contributed to revenue is smaller due to their smaller square footage and limited category focus compared to our large-format stores.

The following table presents the Domestic segment’s revenue mix percentages and comparable store sales percentage changes by revenue category in the second quarters of fiscal 2013 and 2012:

	Revenue Mix		Comparable Store Sales
	Three Months Ended		Three Months Ended
	August 4, 2012	July 30, 2011	August 4, 2012	July 30, 2011
		(recast)		(recast)
Consumer Electronics	33%	36%	(9.6)%	(8.6)%
Computing and Mobile Phones	44%	40%	8.2%	2.2%
Entertainment	8%	10%	(22.1)%	(18.2)%
Appliances	7%	6%	9.0%	5.4%
Services	7%	7%	1.2%	3.4%
Other	1%	1%	n/a	n/a
Total	100%	100%	(1.6)%	(4.1)%

The following is a description of the notable comparable store sales changes in our Domestic segment by revenue category:

•
Consumer Electronics: The 9.6% comparable store sales decline was driven primarily by a decrease in the sales of digital imaging products, particularly compact cameras and camcorders, as a result of overall industry weakness due to convergence with smartphones. In addition, we experienced a decrease in television revenue due primarily to a decrease in average selling price from an increased sales mix of small and mid-sized televisions, as units sold increased. The declines were partially offset by the increased sales of e-Readers, which continued to experience gains, although at a lower rate than in prior quarters.

•
Computing and Mobile Phones: The 8.2% comparable store sales gain resulted primarily from increased sales of tablets due to new product launches and strong consumer demand, as well as mobile phones due to an increased mix of smartphones and new product launches. The growth in tablets and mobile phones was partially offset by a decline in sales of notebook computers, consistent with recent trends.

•
Entertainment: The 22.1% comparable store sales decline was mainly the result of a decline in gaming, as the industry weakness noted in past quarters continued into the second quarter of fiscal 2013. We believe the weakness in the gaming industry is due to fewer new software releases and the absence of new gaming platforms. We also continued to experience declines in the sales of movies and music.

•
Appliances: The 9.0% comparable store sales gain is consistent with the trends we have experienced over the last four fiscal quarters, as we have continued to improve our promotional effectiveness and implement operational improvements, including the addition of more Pacific Sales store-within-a-store concepts.

•	Services: The 1.2% comparable store sales gain was primarily due to increases in the sales of warranties, primarily related to mobile phones and tablets.

Our Domestic segment experienced a decrease in gross profit of $130 million, or 6.4%, in the second quarter of fiscal 2013 compared to the second quarter of fiscal 2012, due primarily to a decline in the gross profit rate and the decrease in revenue as previously described. The 1.1% of revenue decline in the gross profit rate resulted primarily from the following factors:

•	an increased mix of smartphones with higher average selling prices but a lower margin rate;

•	increased promotional activity in computing to stimulate demand and manage inventory levels ahead of anticipated product launches in the second half of the fiscal year; and

•	an increased mix of lower margin small and mid-sized televisions;

•	partially offset by an improvement in sales mix due to increased sales of mobile phones and decreased sales of notebooks and gaming products.

For the first six months of fiscal 2013, our Domestic segment experienced a decrease in gross profit of $44 million, or 1.1%, compared to the prior-year period. The decrease in gross profit was mainly a result of a gross profit rate decline of 0.7% of revenue, partially offset by an extra week of operations in the first six months of fiscal 2013. The gross profit rate decline resulted from many of the same factors that impacted the second quarter, including increased promotional activity in computing and an increased mix of lower margin small and mid-sized televisions, which were partially offset by an improvement in sales mix due to increased sales of mobile phones and decreased sales of notebooks and gaming products. In addition, a decline in computer repair revenue and a shift from one-time computer repair services to ongoing support contracts contributed to the gross profit rate decline in the first six months of fiscal 2013.

Our Domestic segment’s SG&A decreased $65 million, or 3.6%, in the second quarter of fiscal 2013 compared to the prior-year period. The decrease in SG&A was driven by decreases in volume-related expenses (including compensation costs) as well as operating model changes and store closures and the elimination of the Best Buy Mobile profit share-based management fee. This decrease was partially offset by the addition of 33 new Best Buy Mobile stand-alone stores. The SG&A rate declined by 0.3% of revenue as a result of the aforementioned factors.

Our Domestic segment’s SG&A decreased $30 million, or 0.8%, in the first six months of fiscal 2013 compared to the prior-year period. The decrease in SG&A was driven by decreases in volume-related expenses (including compensation costs) due to operating model changes and store closures, the elimination of the Best Buy Mobile profit share-based management fee and reduced advertising costs. This decrease was partially offset by the extra week of operations in the first quarter of fiscal 2013 and the addition of 149 new Best Buy Mobile stand-alone stores over the last twelve months. The SG&A rate declined by 0.5% of revenue as a result of the aforementioned factors.

Our Domestic segment recorded $91 million and $218 million of restructuring charges in the second quarter and first six months of fiscal 2013, respectively. The restructuring charges consisted of facility closure costs, employee termination benefits and property and equipment impairments related to the closure of large-format Best Buy branded stores in the U.S., changes to the store and corporate operating models, and other measures intended to reduce costs associated with product life-cycle management and supply chain. These restructuring charges resulted in a decrease in our operating income in the second quarter of fiscal 2013 of 1.2% of revenue. Our Domestic segment recorded no restructuring charges in the second quarter and $5 million of restructuring charges in first six months of fiscal 2012.

Our Domestic segment’s operating income in the second quarter and first six months of fiscal 2013 decreased by $156 million and $227 million, respectively, compared to the same period in the prior year. The decreases were due primarily to an increase in restructuring charges and a decrease in the gross profit rate. An increase in operating income due to the extra week of operations partially offset the decrease in the first six months of fiscal 2013.

International

The International segment experienced a comparable store sales decline and an overall sales decline in the second quarter of fiscal 2013 compared to the prior-year period. In China, we experienced sales declines due to lower consumer demand, slower economic growth and the end of certain government stimulus programs in December 2011. In Canada, we experienced product life-cycle declines in notebooks, gaming and televisions. In Europe, the difficult macroeconomic environment and increased competition led to comparable store sales declines, which were offset by increased wholesale sales. The combination of lower sales in China and Canada, as well as a decrease in the gross profit rate in Europe due to an increased mix of wholesale sales and promotional activity, resulted in lower gross profit and operating income in our International segment.

The following table presents selected financial data for the International segment ($ in millions):

	Three Months Ended		Six Months Ended
	August 4, 2012	July 30, 2011	August 4, 2012	July 30, 2011
		(recast)		(recast)
Revenue	$2,744	$2,879	$5,532	$5,856
Revenue % (decline) growth	(4.7)%	6.0%	(5.5)%	5.9%
Comparable store sales % decline	(8.2)%	(2.8)%	(9.4)%	(1.5)%
Gross profit	$668	$736	$1,342	$1,510
Gross profit as % of revenue	24.3%	25.6%	24.3%	25.8%
SG&A	$718	$715	$1,425	$1,396
SG&A as % of revenue	26.2%	24.8%	25.8%	23.8%
Restructuring charges	$—	$—	$—	$(1)
Operating (loss) income	$(50)	$21	$(83)	$115
Operating (loss) income as % of revenue	(1.8)%	0.7%	(1.5)%	2.0%

The components of our International segment's (4.7)% and (5.5)% revenue decreases for the second quarter and first six months of fiscal 2013, respectively, were as follows:

	Three Months Ended	Six Months Ended
	August 4, 2012	August 4, 2012
Comparable store sales impact	(7.1)%	(7.9)%
Impact of foreign currency exchange rate fluctuations	(1.7)%	(1.2)%
Net store changes	2.4%	2.5%
Non-comparable sales channels(1)	1.7%	(0.2)%
Extra week of revenue(2)	—%	1.3%
Total revenue decrease	(4.7)%	(5.5)%

(1)
Non-comparable store sales channels primarily reflects the impact from revenue we earn from sales of merchandise to wholesalers and dealers as well as other non-comparable sales channels not included within our comparable store sales calculation.

(2)	Represents the estimated incremental revenue associated with stores in Canada in fiscal 2013, which had 27 weeks of activity, compared to 26 weeks in the first six months of fiscal 2012.

The following table reconciles the number of International stores open at the beginning and end of the second quarters of fiscal 2013 and 2012:

	Fiscal 2013				Fiscal 2012 (recast)
	Total Stores at Beginning of Second Quarter	Stores Opened	Stores Closed	Total Stores at End of Second Quarter	Total Stores at Beginning of Second Quarter	Stores Opened	Stores Closed	Total Stores at End of Second Quarter
Best Buy Europe(1)	2,393	11	(32)	2,372	2,346	38	(29)	2,355
Canada
Future Shop	149	—	—	149	146	—	—	146
Best Buy	77	—	—	77	71	3	—	74
Best Buy Mobile stand-alone	36	5	—	41	12	7	—	19
China
Five Star	204	6	(1)	209	171	7	—	178
Mexico
Best Buy	8	—	—	8	6	—	—	6
Total International segment stores	2,867	22	(33)	2,856	2,752	55	(29)	2,778

(1)	Represents small-format The Carphone Warehouse and The Phone House stores.

The net addition of 39 large-format stores throughout the International segment during the past 12 months (Five Star, Best Buy Canada, Future Shop, and Mexico) contributed the majority of the change in revenue associated with net new stores. The net addition of 39 small-format stores, including 17 net new small-format stores in Europe and 22 new small-format Best Buy Mobile stand-alone stores in Canada, had a significantly smaller impact on the overall revenue change given their smaller square footage compared to our large-format stores.

The following table presents revenue mix percentages and comparable store sales percentage changes for the International segment by revenue category in the second quarters of fiscal 2013 and 2012:

	Revenue Mix		Comparable Store Sales
	Three Months Ended		Three Months Ended
	August 4, 2012	July 30, 2011	August 4, 2012	July 30, 2011
		(recast)		(recast)
Consumer Electronics	17%	19%	(14.3)%	(11.3)%
Computing and Mobile Phones	59%	54%	(0.8)%	(0.2)%
Entertainment	3%	4%	(13.3)%	(18.5)%
Appliances	13%	14%	(19.0)%	7.7%
Services	8%	9%	(14.4)%	(3.7)%
Other	< 1%	< 1%	n/a	n/a
Total	100%	100%	(8.2)%	(2.8)%

The following is a description of the notable comparable store sales changes in our International segment by revenue category:

•
Consumer Electronics: The 14.3% comparable store sales decline was driven primarily by decreases in the sales of televisions and digital imaging products as a result of industry softness and device convergence similar to that experienced within our Domestic segment.

•
Computing and Mobile Phones: The 0.8% comparable store sales decline resulted primarily from a decrease in the sale of computers (both notebook and desktop) in Canada and China. Partially offsetting this decrease was an increase in tablet and mobile phone sales in Canada.

•
Entertainment: The 13.3% comparable store sales decline, principally in Canada, reflected decreases in the sales of gaming due to fewer new software releases and the absence of new gaming platforms, similar to trends seen in the Domestic segment.

•
Appliances: The 19.0% comparable store sales decline was primarily due to a decrease in the sales of appliances in our Five Star operations due to a slowdown in the housing market and the end of certain government stimulus programs in China in December 2011.

•	Services: The 14.4% comparable store sales decline was primarily due to the decrease in the sale of extended warranties.

Our International segment experienced a gross profit decline of $68 million, or 9.2%, in the second quarter of fiscal 2013, driven primarily by a gross profit rate decline in Europe and revenue declines in China and Canada. The 1.3% of revenue decrease in the gross profit rate was due to an increased mix of lower-margin wholesale sales and promotions as a result of increased price competition in Europe. For the first six months of fiscal 2013, our International segment experienced a gross profit decline of $168 million, or 11.1%. The decrease in gross profit was primarily due to a gross profit decline in Europe due to the factors described above.

Our International segment’s SG&A was flat, but increased by 1.4% of revenue in the second quarter of fiscal 2013. The absence of the Best Buy Mobile profit share-based management fee, which accounted for a $35 million reduction to SG&A in the second quarter of fiscal 2012, and increased spending related to new Five Star stores, was almost fully offset by the favorable impact of foreign currency exchange rate fluctuations and lower spending in Europe. The increase in our International segment's SG&A rate was driven by the absence of the Best Buy Mobile profit share-based management fee and the deleveraging impact of negative comparable store sales in Five Star and Canada, partially offset by lower spending in Europe.

Our International segment’s SG&A increased $29 million, or 2.0% of revenue, in the first six months of fiscal 2013, driven primarily by the absence of the Best Buy Mobile profit share-based management fee, which accounted for a $64 million reduction to SG&A in the first six months of fiscal 2012, and increased spending related to new Five Star stores. Partially offsetting the increase in SG&A was lower spending in Europe and the favorable impact of foreign currency exchange rate fluctuations.

The International segment experienced an operating loss in the second quarter and first six months of fiscal 2013 compared to operating income in the prior-year periods primarily due to the decrease in revenue, coupled with the decline in the gross profit rate and the elimination of the Best Buy Mobile profit share-based management fee.

Liquidity and Capital Resources

We continue to closely manage our liquidity and capital resources. The key variables we use to manage our liquidity requirements are the level of investment to support our growth strategies, discretionary SG&A spending, capital expenditures, credit facilities and short-term borrowing arrangements, working capital management, and our share repurchase program.

Capital expenditures, particularly with respect to opening new stores and remodeling existing stores, is a component of our cash flow and capital management strategy which, to a large extent, we can adjust in response to economic and other changes in our business environment. We plan to continue to upgrade our information technology systems and capabilities throughout fiscal 2013. We also plan to continue to invest in areas such as Best Buy Mobile, as well as modifying certain existing stores to our new pilot Connected Store format. We currently expect to suspend our share repurchase activity for the remainder of fiscal 2013.

Summary

The following table summarizes our cash and cash equivalents and short-term investments balances at August 4, 2012, March 3, 2012, and July 30, 2011 ($ in millions):

	August 4, 2012	March 3, 2012	July 30, 2011
			(recast)
Cash and cash equivalents	$680	$1,199	$2,079
Short-term investments	—	—	80
Total cash and cash equivalents and short-term investments	$680	$1,199	$2,159

The decrease in the balance of our cash and cash equivalents and short-term investments compared with the end of the second quarter of fiscal 2012 was primarily due to the Mobile buy-out in the fourth quarter of fiscal 2012, share repurchases and dividends over the past year, and the retirement of our convertible debentures. The decrease in the balance of our cash and cash equivalents since March 3, 2012, was primarily due to capital expenditures, share repurchases and dividends, and cash used in operations during the first six months of fiscal 2013.

Other Financial Measures

Our current ratio, calculated as current assets divided by current liabilities, was 1.1 at the end of the second quarter of fiscal 2013, compared with 1.2 at the end of fiscal 2012, and 1.2 at the end of the second quarter of fiscal 2012. The decrease compared to the prior-year period was due primarily to a decrease in cash and cash equivalents resulting from the factors described above.

Our debt to net earnings ratio was (71.8) at the end of the second quarter of fiscal 2013, compared with 6.7 at the end of fiscal 2012, and 1.7 at the end of the second quarter of fiscal 2012, driven primarily by a net loss in the trailing twelve months as a result of the Mobile buy-out and goodwill impairment charge in the fourth quarter of fiscal 2012, a decline in the gross profit rate, and an increase in restructuring charges. Our adjusted debt to EBITDAR ratio, which includes capitalized operating lease obligations in its calculation, increased to 2.8 at the end of the second quarter of fiscal 2013, compared with 2.6 at the end of fiscal 2012, and 2.6 at the end of the second quarter of fiscal 2012, primarily due to decreased net earnings.

Our adjusted debt to EBITDAR ratio is considered a non-GAAP financial measure and should be considered in addition to, rather than as a substitute for, the most directly comparable ratio determined in accordance GAAP. We have included this information in our MD&A as we view the adjusted debt to EBITDAR ratio as an important indicator of our creditworthiness. Furthermore, we believe that our adjusted debt to EBITDAR ratio is important for understanding our financial position and provides meaningful additional information about our ability to service our long-term debt and other fixed obligations and to fund our future growth. We also believe our adjusted debt to EBITDAR ratio is relevant because it enables investors to compare our indebtedness to that of retailers who own, rather than lease, their stores. Our decision to own or lease real estate is based on an assessment of our financial liquidity, our capital structure, our desire to own or to lease the location, the owner’s desire to own or to lease the location, and the alternative that results in the highest return to our shareholders.

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

The following table presents a reconciliation of our debt to net earnings ratio and our adjusted debt to EBITDAR ratio ($ in millions):

	August 4, 2012(1)	March 3, 2012(1)	July 30, 2011(1)
			(recast)
Debt (including current portion)	$2,226	$2,208	$2,537
Capitalized operating lease obligations (8 times rental expense)(2)	9,459	9,402	9,261
Adjusted debt	$11,685	$11,610	$11,798

Net (loss) earnings including noncontrolling interests(3)	$(31)	$330	$1,495
Goodwill impairment	1,207	1,207	—
Interest expense, net	98	97	56
Income tax expense	536	709	724
Depreciation and amortization expense(4)	1,221	968	1,120
Rental expense	1,182	1,175	1,158
EBITDAR	$4,213	$4,486	$4,553

Debt to net earnings ratio	(71.8)	6.7	1.7
Adjusted debt to EBITDAR ratio	2.8	2.6	2.6

(1)	Debt is reflected as of the respective balance sheet dates, while rental expense and the other components of EBITDAR represent activity for the 12 months ended as of each of the respective dates.

(2)
The multiple of eight times annual rental expense in the calculation of our capitalized operating lease obligations is the multiple used for the retail sector by one of the nationally recognized credit rating agencies that rate our creditworthiness, and we consider it to be an appropriate multiple for our lease portfolio.

(3)
We utilize net (loss) earnings including noncontrolling interests within our calculation as the earnings and related cash flows attributable to noncontrolling interests are available to service our debt and operating lease commitments.

(4)	Depreciation and amortization expense includes impairments of fixed assets, investments and intangible assets, as well as charges related to our restructuring activities.

Cash Flows

The following table summarizes our cash flows for the first six months of fiscal 2013 and 2012 ($ in millions):

	Six Months Ended
	August 4, 2012	July 30, 2011
		(recast)
Total cash (used in) provided by:
Operating activities	$(222)	$1,169
Investing activities	(195)	(442)
Financing activities	(334)	(4)
Effect of exchange rate changes on cash	30	18
Adjustment for fiscal year-end change	202	235
(Decrease) increase in cash and cash equivalents	$(519)	$976

The decrease in cash provided by operating activities in the first six months of fiscal 2013 was primarily due to the following factors:

•	lower operating income levels in fiscal 2013;

•	higher cash outflows experienced in fiscal 2013 in relation to accounts payable, since the level of accounts payable at the end of recast fiscal 2011 was unusually low;

•	higher cash outflows in fiscal 2013 due to payments related to restructuring activities;

•	lower levels of transaction taxes payable in fiscal 2013; and

•	lower cash inflows from receivables due to timing of bank and credit card settlements

The reduction in cash used in investing activities in the first six months of fiscal 2013 was primarily due to a lower level of restricted cash required by banks in China.

The increase in cash used in financing activities in the first six months of fiscal 2013 was primarily the result of a decrease in borrowings due to the issuance of $1.0 billion of long-term debt securities in the prior-year period, partially offset by a decrease in repayments on Europe's credit facility and other short-term debt and a decrease in repurchases of common stock.

Share Repurchases and Dividends

In June 2011, our Board of Directors authorized a new $5.0 billion share repurchase program. The June 2011 program terminated and replaced our prior $5.5 billion share repurchase program authorized in June 2007. There is no expiration date governing the period over which we can repurchase shares under the June 2011 share repurchase program.

In the second quarter of fiscal 2013, we repurchased and retired 6.3 million shares of our common stock at a cost of $122 million. We repurchased and retired 13.8 million shares of our common stock at a cost of $425 million during the second quarter of fiscal 2012. We have $4.0 billion available for future repurchases at August 4, 2012, under our June 2011 share repurchase program. Repurchased shares have been retired and constitute authorized but unissued shares.

During the second quarter of fiscal 2013, we declared and paid our regular quarterly cash dividend of $0.16 per common share, or $54 million in the aggregate. During the same period one year ago, we declared and paid a regular quarterly cash dividend of $0.15 per common share, or $56 million in the aggregate. As announced on August 22, 2012, our Board of Directors authorized payment of our next regular quarterly cash dividend of $0.17 per common share, payable on October 2, 2012, to shareholders of record as of the close of business on September 11, 2012.

Sources of Liquidity

Funds generated by operating activities, available cash and cash equivalents, and our credit facilities are our most significant sources of liquidity. We believe our sources of liquidity will be sufficient to sustain operations and to finance anticipated capital investments and strategic initiatives. However, in the event our liquidity is insufficient, we may be required to limit our spending. There can be no assurance that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under our existing credit facilities or obtain additional financing, if necessary, on favorable terms.

We have a $1.0 billion 364-Day senior unsecured revolving credit facility (the "364-Day Facility Agreement") and a $1.5 billion five-year senior unsecured revolving credit facility (the Five-Year Facility Agreement") (collectively the "Agreements") with a syndicate of banks, with no borrowings outstanding on the Agreements at August 4, 2012. The 364-Day Facility Agreement was originally scheduled to expire in October 2012 but was renewed on August 31, 2012. The Five-Year Facility Agreement expires in October 2016. At August 31, 2012, we had no borrowings outstanding under the Agreements.

We also have $839 million available under unsecured revolving credit and demand facilities related to our International segment operations, of which $519 million was outstanding at August 4, 2012.

Our ability to access our facilities is subject to our compliance with the terms and conditions of such facilities, including financial covenants. The financial covenants require us to maintain certain financial ratios. At August 4, 2012, we were in compliance with all such financial covenants. If an event of default were to occur with respect to any of our other debt, it would likely constitute an event of default under our facilities as well.

Our credit ratings and outlooks at August 31, 2012, are summarized below. On August 6, 2012, Moody's Investors Service, Inc. (“Moody's”) affirmed its Baa2 long-term rating and changed its outlook from Stable to Developing. Also on August 6, 2012, Standard & Poor's Ratings Services (“Standard & Poor's”) and Fitch Ratings Ltd. (“Fitch”) initiated ratings actions. Standard & Poor's lowered its corporate credit rating from BBB- to BB+ and kept its outlook on CreditWatch with negative implications. Fitch lowered its rating from BBB- to BB+ and revised its outlook from Negative to Rating Watch Negative.

Pending a review by each agency, the outcome of a Developing or Negative Credit Watch outlook could result in (1) a reaffirmation of its most recent rating or (2) a change in rating and/or outlook.

Rating Agency	Rating	Outlook
Moody’s	Baa2	Developing
Standard & Poor’s	BB+	CreditWatch Neg
Fitch	BB+	Rating Watch Neg

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

Auction Rate Securities and Restricted Cash

At August 4, 2012, and July 30, 2011, we had $22 million and $91 million, respectively, invested in ARS recorded at fair value within Short-term investments and Equity and other investments (long-term) in our Condensed Consolidated Balance Sheets. The majority of our ARS portfolio is AA/Aaa-rated and collateralized by student loans, which are guaranteed 95% to 100% by the U.S. government. Due to the auction failures that began in February 2008, we have been unable to liquidate a portion of our ARS. The investment principal associated with our remaining ARS subject to failed auctions will not be accessible until successful auctions occur, a buyer is found outside of the auction process, the issuers establish a different form of financing to replace these securities or final payments are due according to the contractual maturities of the debt issues, which range from 4 to 29 years. We do not intend to sell our remaining ARS until we can recover the full principal amount through one of the means described above. In addition, we do not believe it is more likely than not we would be required to sell our remaining ARS until we can recover the full principal amount based on our other sources of liquidity.

Our liquidity also is affected by restricted cash balances that are pledged as collateral or restricted to use for vendor payables, general liability insurance, workers’ compensation insurance, and customer warranty and insurance programs. Restricted cash and cash equivalents, which are included in other current assets, were $360 million, $459 million and $532 million at August 4, 2012, March 3, 2012, and July 30, 2011, respectively. The decrease in restricted assets from the second quarter of fiscal 2012 and the end of fiscal 2012 was due primarily to decreased cash reserve requirements within certain of our foreign operations.

Debt and Capital

At August 4, 2012, we had short-term debt outstanding under our various credit and demand facilities of $519 million, an increase from $480 million at March 3, 2012 and $392 million at July 30, 2011. The increases are a result of increased borrowings on our Europe facility due to lower cash generated from our European operating activities.

U.S. Revolving Credit Facilities

We have a 364-Day Facility Agreement and a Five-Year Facility Agreement with JPMorgan Chase Bank, N.A. (“JPMorgan”) (collectively, the "Agreements"), as administrative agent, and a syndicate of banks. The Agreements permit borrowings up to $2.5 billion (which may be increased to up to $3.0 billion at our option under certain circumstances) and a $300 million letter of credit sublimit. The 364-Day Facility Agreement was originally scheduled to expire in October 2012 but was renewed on August 31, 2012. The Five-Year Facility Agreement expires in October 2016. See Note 8, Debt, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended March 3, 2012, for further description of the U.S. Revolving Credit Facilities.

Europe Revolving Credit Facility

Best Buy Europe, a venture between Best Buy Co., Inc. and Carphone Warehouse Group plc, has a £400 million ($627 million based on the exchange rate in effect as of the end of the second quarter of fiscal 2013) unsecured revolving credit facility agreement (the “Europe RCF”) with ING Bank N.V., London Branch, as agent, and a syndicate of banks to finance its working capital needs. The RCF expires in July 2015. See Note 8, Debt, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended March 3, 2012, for further description of the Europe RCF.

2013 Notes

We have $500 million principal amount of notes due July 15, 2013 (the “2013 Notes”). Prior to August 6, 2012, the 2013 Notes bore interest at a fixed rate of 6.75% per year. As a result of the credit downgrade, the 2013 Notes now bear interest at a fixed rate of 7.00%. Interest on the 2013 Notes is payable semi-annually on January 15 and July 15 of each year, beginning January 15, 2009. Net proceeds from the sale of the 2013 Notes were $496 million, after an initial issuance discount of $1 million and other transaction costs. See Note 8, Debt, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended March 3, 2012, for further description of the 2013 Notes.

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

Foreign Currency Exchange Rate Risk

We have market risk arising from changes in foreign currency exchange rates related to our International segment operations. On a limited basis, we utilize foreign exchange forward contracts to manage foreign currency exposure to certain forecast inventory purchases, revenue streams and recognized receivable and payable balances. Our primary objective in holding derivatives is to reduce the volatility of net earnings and cash flows associated with changes in foreign currency exchange rates. Our foreign currency risk management strategy includes cash flow hedges as well as derivatives that are not designated as hedging instruments. The cash flow hedge contracts generally have terms of up to two years, while the derivatives not designated as hedges generally have terms up to six months. The aggregate notional amount and fair value recorded on our Condensed Consolidated Balance Sheets related to our foreign exchange forward and swap contracts outstanding was $153 million and $2 million, respectively, at August 4, 2012. The amount recorded in our Condensed Consolidated Statements of Earnings and Comprehensive Income related to all contracts settled and outstanding was a loss of $4 million in the second quarter of fiscal 2013. See Note 9, Derivative Instruments, of Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information regarding our derivative instruments.

The overall strength of the U.S. dollar compared to the British pound, Canadian dollar and Mexican peso since the end of the second quarter of fiscal 2012 has had a positive overall impact on our revenue as the foreign denominations translated into more U.S. dollars. The weakness of the U.S. dollar compared to the Chinese yuan had a negative impact on revenue. It is not possible to determine the exact impact of foreign currency exchange rate fluctuations; however, the effect on reported revenue and net earnings can be estimated. We estimate that foreign currency exchange rate fluctuations had a negative impact on our revenue of approximately $48 million and a positive impact on our net earnings of approximately $1 million in the second quarter of fiscal 2013.

Interest Rate Risk

Short- and long-term debt

At August 4, 2012, our short- and long-term debt was comprised primarily of credit facilities and our 2013 Notes, 2016 Notes and 2021 Notes. We currently do not manage the interest rate risk on our debt through the use of derivative instruments.

Our credit facilities’ interest rates may be reset due to fluctuations in a market-based index, such as the federal funds rate, the LIBOR, or the base rate or prime rate of our lenders. A hypothetical 100-basis-point change in the interest rates on the outstanding balance of our credit facilities as of August 4, 2012, would change our annual pre-tax earnings by $5 million.

There is no interest rate risk associated with our 2013 Notes, 2016 Notes or 2021 Notes, as the interest rates are fixed at 6.75%, 3.75% and 5.50%, respectively, per annum.

Long-term investments in debt securities

At August 4, 2012, our long-term investments in debt securities were comprised of ARS. These investments are not subject to material interest rate risk. A hypothetical 100-basis point change in the interest rates on our ARS investments as of August 4, 2012, would change our annual pre-tax earnings by less than $1 million. We do not manage interest rate risk on our investments in debt securities through the use of derivative instruments.

Other Market Risks

Investments in auction rate securities

At August 4, 2012, we held $22 million in investments in ARS, which includes a $2 million pre-tax unrealized loss in accumulated other comprehensive income. Given current conditions in the ARS market, we may incur additional temporary unrealized losses or other-than-temporary realized losses in the future if market conditions were to persist and we were unable to recover the cost of our ARS investments. A hypothetical 100-basis point loss from the par value of these investments as of August 4, 2012, would result in an impairment of less than $1 million.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), at August 4, 2012. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at August 4, 2012, our disclosure controls and procedures were effective.

There was no change in internal control over financial reporting during the fiscal quarter ended August 4, 2012, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Securities Actions

In February 2011, a purported class action lawsuit captioned, IBEW Local 98 Pension Fund, individually and on behalf of all others similarly situated v. Best Buy Co., Inc., et al., was filed against us and certain of our executive officers in the U.S. District Court for the District of Minnesota. This federal court action alleges, among other things, that we and the officers named in the complaint violated Sections 10(b) and 20A of the Exchange Act and Rule 10b-5 under the Exchange Act in connection with press releases and other statements relating to our fiscal 2011 earnings guidance that had been made available to the public. Additionally, in March 2011, a similar purported class action was filed by a single shareholder, Rene LeBlanc, against us and certain of our executive officers in the same court. In July 2011, after consolidation of the IBEW Local 98 Pension Fund and Rene LeBlanc actions, a consolidated complaint captioned, IBEW Local 98 Pension Fund v. Best Buy Co., Inc., et al., was filed and served. We filed a motion to dismiss the consolidated complaint in September 2011, and in March 2012, subsequent to the end of fiscal 2012, the court issued a decision dismissing the action with prejudice. In April 2012, the plaintiffs filed a motion to alter or amend the court's decision on our motion to dismiss. An opposition to the plaintiffs' motion was filed, with argument heard on June 8, 2012, and we await the court's decision. As a result, the court's decision on the motion to dismiss is not final, and the time period for an appeal thereof is delayed until 30 days after a court order disposing of the plaintiffs' new motion.

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

The following table presents the total number of shares of our common stock that we purchased during the second quarter of fiscal 2013, the average price paid per share, the number of shares that we purchased as part of our publicly announced repurchase programs, and the approximate dollar value of shares that still could have been purchased at the end of the applicable fiscal period, pursuant to our June 2011 $5.0 billion share repurchase program:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
May 6, 2012 through June 2, 2012	2,408,600	$18.92	2,408,600	$4,065,000,000
June 3, 2012 through July 7, 2012	3,932,998	19.50	3,932,998	3,989,000,000
July 8, 2012 through August 4, 2012	—	—	—	3,989,000,000
Total Fiscal 2013 Second Quarter	6,341,598	19.28	6,341,598	3,989,000,000

(1)
“Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs” reflects our $5.0 billion share repurchase program announced on June 21, 2011, less the $889 million we purchased in fiscal 2012 and the $122 million we purchased in the second quarter of fiscal 2013. The June 2011 program has no stated expiration date governing the period over which we can purchase shares. For additional information related to the June 2011 program, see Note 12, Repurchase of Common Stock, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

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

3.1	Amended and Restated By-Laws, dated June 20, 2012 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Best Buy Co., Inc. on June 21, 2012)

4.1
364-Day Credit Agreement dated as of August 31, 2012, among Best Buy Co., Inc., the Subsidiary Guarantors party thereto, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by Best Buy Co., Inc. on September 5, 2012)

10.1	Form of Best Buy Co., Inc. Continuity Award Agreement dated June 21, 2012

10.2
Employment Agreement, dated August 19, 2012, between Hubert Joly and Best Buy Co., Inc. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Best Buy Co., Inc. on August 21, 2012)

10.3	Form of Long-Term Incentive Program Buy-Out Award Agreement dated September 4, 2012, between Hubert Joly and Best Buy Co., Inc.

10.4
Agreement and Release of Claims, dated May 12, 2012, by and between Brian J. Dunn and Best Buy Co., Inc. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Best Buy Co., Inc. on May 14, 2012)

10.5
Confidentiality Agreement, dated August 26, 2012, between Richard Schulze and Best Buy Co., Inc. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Best Buy Co., Inc. on August 27, 2012)

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

101
The following financial information from our Quarterly Report on Form 10-Q for the second quarter of fiscal 2013, filed with the SEC on September 6, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets at August 4, 2012; March 3, 2012; and July 30, 2011, (ii) the Condensed Consolidated Statements of Earnings and Comprehensive Income for the three and six months ended August 4, 2012, and July 30, 2011, (iii) the Consolidated Statements of Cash Flows for the six months ended August 4, 2012, and July 30, 2011, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the six months ended August 4, 2012, and July 30, 2011, and (v) the Notes to Condensed Consolidated Financial Statements.

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

BEST BUY CO., INC.
(Registrant)

Date: September 6, 2012	By:	/s/ HUBERT JOLY
Hubert Joly
President and Chief Executive Officer
(duly authorized and principal executive officer)

Date: September 6, 2012	By:	/s/ JAMES L. MUEHLBAUER
James L. Muehlbauer
Executive Vice President — Finance
and Chief Financial Officer
(duly authorized and principal financial officer)

Date: September 6, 2012	By:	/s/ SUSAN S. GRAFTON
Susan S. Grafton
Senior Vice President, Controller
and Chief Accounting Officer
(duly authorized and principal accounting officer)