Form 10-Q
period 2012-11-03
BEST BUY CO INC
filed 2012-12-05
CIK 764478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 3, 2012

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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, $.10 Par Value — 338,087,851 shares outstanding as of November 30, 2012.

BEST BUY CO., INC.
FORM 10-Q FOR THE QUARTER ENDED NOVEMBER 3, 2012
INDEX

Part I — Financial Information			3

Item 1.		Condensed Consolidated Financial Statements (Unaudited)	3

	a)	Condensed Consolidated Balance Sheets as of November 3, 2012; March 3, 2012; and October 29, 2011 (recast)	3

	b)	Condensed Consolidated Statements of Earnings and Comprehensive Income for the three and nine months ended November 3, 2012, and October 29, 2011 (recast)	5

	c)	Consolidated Statements of Changes in Shareholders’ Equity for the three months ended November 3, 2012, and October 29, 2011 (recast)	6

	d)	Consolidated Statements of Cash Flows for the nine months ended November 3, 2012, and October 29, 2011 (recast)	7

	e)	Notes to Condensed Consolidated Financial Statements	8

Item 2.		Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Item 3.		Quantitative and Qualitative Disclosures About Market Risk	44

Item 4.		Controls and Procedures	45

Part II — Other Information			46

Item 1.		Legal Proceedings	46

Item 6.		Exhibits	47

Signatures			48

PART I — FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BEST BUY CO., INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
($ in millions)
(Unaudited)

	November 3, 2012	March 3, 2012	October 29, 2011
			(recast)
CURRENT ASSETS
Cash and cash equivalents	$309	$1,199	$2,073
Short-term investments	—	—	20
Receivables	2,250	2,288	1,968
Merchandise inventories	8,156	5,731	7,780
Other current assets	1,131	1,079	1,098
Total current assets	11,846	10,297	12,939

PROPERTY AND EQUIPMENT, NET	3,407	3,471	3,697

GOODWILL	1,344	1,335	2,447

TRADENAMES, NET	131	130	131

CUSTOMER RELATIONSHIPS, NET	213	229	165

EQUITY AND OTHER INVESTMENTS	91	140	279

OTHER ASSETS	524	403	469

TOTAL ASSETS	$17,556	$16,005	$20,127

NOTE:  The Consolidated Balance Sheet as of March 3, 2012, has been condensed from the audited consolidated financial statements.

See Notes to Condensed Consolidated Financial Statements.

BEST BUY CO., INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
($ in millions)
(Unaudited)

	November 3, 2012	March 3, 2012	October 29, 2011
			(recast)
CURRENT LIABILITIES
Accounts payable	$7,933	$5,364	$7,557
Unredeemed gift card liabilities	392	456	413
Accrued compensation and related expenses	429	539	474
Accrued liabilities	1,531	1,685	1,619
Accrued income taxes	9	288	43
Short-term debt	310	480	163
Current portion of long-term debt	544	43	442
Total current liabilities	11,148	8,855	10,711

LONG-TERM LIABILITIES	1,122	1,099	1,161

LONG-TERM DEBT	1,158	1,685	1,692

EQUITY
Best Buy Co., Inc. shareholders’ equity
Preferred stock, $1.00 par value: Authorized — 400,000 shares; Issued and outstanding — none	—	—	—
Common stock, $0.10 par value: Authorized — 1.0 billion shares; Issued and outstanding — 337,925,000, 341,400,000 and 357,941,000 shares, respectively	34	34	36
Additional paid-in capital	40	—	—
Retained earnings	3,328	3,621	5,676
Accumulated other comprehensive income	105	90	145
Total Best Buy Co., Inc. shareholders’ equity	3,507	3,745	5,857
Noncontrolling interests	621	621	706
Total equity	4,128	4,366	6,563

TOTAL LIABILITIES AND EQUITY	$17,556	$16,005	$20,127

NOTE:  The Consolidated Balance Sheet as of March 3, 2012, has been condensed from the audited consolidated financial statements.

See Notes to Condensed Consolidated Financial Statements.

BEST BUY CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
($ in millions, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	November 3, 2012	October 29, 2011	November 3, 2012	October 29, 2011
		(recast)		(recast)
Revenue	$10,753	$11,145	$32,910	$33,370
Cost of goods sold	8,167	8,292	24,853	24,834
Gross profit	2,586	2,853	8,057	8,536
Selling, general and administrative expenses	2,538	2,472	7,496	7,431
Restructuring charges	36	—	254	4
Operating income	12	381	307	1,101
Other income (expense)
Investment income and other	13	—	25	25
Interest expense	(31)	(37)	(94)	(98)
Earnings (loss) from continuing operations before income tax (benefit) expense and equity in loss of affiliates	(6)	344	238	1,028
Income tax (benefit) expense	(2)	122	84	364
Equity in loss of affiliates	(1)	(2)	(5)	(3)
Net earnings (loss) from continuing operations	(5)	220	149	661
Gain (loss) from discontinued operations (Note 3), net of tax benefit (expense) of ($2), $17, $2 and $49	6	(46)	(3)	(137)
Net earnings including noncontrolling interests	1	174	146	524
Net (earnings) loss from continuing operations attributable to noncontrolling interests	(8)	(47)	11	(83)
Net (gain) loss from discontinued operations attributable to noncontrolling interests	(3)	29	3	55
Net earnings (loss) attributable to Best Buy Co., Inc.	$(10)	$156	$160	$496

Basic earnings (loss) per share attributable to Best Buy Co., Inc.
Continuing operations	$(0.04)	$0.48	$0.47	$1.53
Discontinued operations	0.01	(0.05)	—	(0.21)
Basic earnings (loss) per share	$(0.03)	$0.43	$0.47	$1.32

Diluted earnings (loss) per share attributable to Best Buy Co., Inc.
Continuing operations	$(0.04)	$0.47	$0.47	$1.51
Discontinued operations	0.01	(0.05)	—	(0.21)
Diluted earnings (loss) per share	$(0.03)	$0.42	$0.47	$1.30

Dividends declared per common share	$0.17	$0.16	$0.49	$0.46

Weighted-average common shares outstanding (in millions)
Basic	337.2	363.4	339.3	376.9
Diluted	337.2	372.4	340.4	386.2

Comprehensive income including noncontrolling interests	$34	$6	$191	$511
Comprehensive (income) loss attributable to noncontrolling interests	(25)	14	—	(23)
Comprehensive income attributable to Best Buy Co., Inc.	$9	$20	$191	$488

See Notes to Condensed Consolidated Financial Statements.

BEST BUY CO., INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED NOVEMBER 3, 2012, AND OCTOBER 29, 2011
($ and shares in millions)
(Unaudited)

	Best Buy Co., Inc.
	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Best Buy Co., Inc.	Non- controlling Interests	Total
Balances at March 3, 2012	341	$34	$—	$3,621	$90	$3,745	$621	$4,366
Adjustment for fiscal year-end change (Note 2)	5	—	—	(108)	(16)	(124)	—	(124)
Balances at January 28, 2012	346	34	—	3,513	74	3,621	621	4,242
Net earnings, nine months ended November 3, 2012	—	—	—	160		160	(14)	146
Foreign currency translation adjustments	—	—	—	—	28	28	14	42
Unrealized gains on available-for-sale investments	—	—	—	—	3	3	—	3
Stock-based compensation	—	—	99	—	—	99	—	99
Restricted stock vested and stock options exercised	2	—	2	—	—	2	—	2
Issuance of common stock under employee stock purchase plan	1	—	24	—	—	24	—	24
Tax deficit from stock options canceled or exercised, restricted stock vesting and employee stock purchase plan	—	—	(29)	—	—	(29)	—	(29)
Common stock dividends, $0.49 per share	—	—	—	(164)	—	(164)	—	(164)
Repurchase and retirement of common stock	(11)	—	(56)	(181)	—	(237)	—	(237)
Balances at November 3, 2012	338	$34	$40	$3,328	$105	$3,507	$621	$4,128

Balances at February 26, 2011	393	$39	$18	$6,372	$173	$6,602	$690	$7,292
Adjustment for fiscal year-end change (Note 2)	—	—	(18)	(115)	(20)	(153)	—	(153)
Balances at January 29, 2011	393	39	—	6,257	153	6,449	690	7,139
Net earnings, nine months ended October 29, 2011	—	—	—	496	—	496	28	524
Foreign currency translation adjustments	—	—	—	—	10	10	(5)	5
Unrealized losses on available-for-sale investments	—	—	—	—	(18)	(18)	—	(18)
Cash flow hedging instruments – unrealized losses	—	—	—	—	—	—	—	—
Dividend distribution	—	—	—	—	—	—	(7)	(7)
Stock-based compensation	—	—	99	—	—	99	—	99
Restricted stock vested and stock options exercised	1	—	28	—	—	28	—	28
Issuance of common stock under employee stock purchase plan	2	—	39	—	—	39	—	39
Tax deficit from stock options canceled or exercised, restricted stock vesting and employee stock purchase plan	—	—	(2)	—	—	(2)	—	(2)
Common stock dividends, $0.46 per share	—	—	—	(171)	—	(171)	—	(171)
Repurchase and retirement of common stock	(38)	(3)	(164)	(906)	—	(1,073)	—	(1,073)
Balances at October 29, 2011 (recast)	358	$36	$—	$5,676	$145	$5,857	$706	$6,563

See Notes to Condensed Consolidated Financial Statements.

BEST BUY CO., INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)
(Unaudited)

	Nine Months Ended
	November 3, 2012	October 29, 2011
		(recast)
OPERATING ACTIVITIES
Net earnings including noncontrolling interests	$146	$524
Adjustments to reconcile net earnings including noncontrolling interests to total cash provided by (used in) operating activities
Depreciation	657	669
Amortization of definite-lived intangible assets	30	39
Restructuring charges	251	52
Stock-based compensation	95	99
Deferred income taxes	(96)	(53)
Other, net	19	13
Changes in operating assets and liabilities
Receivables	216	322
Merchandise inventories	(1,330)	(393)
Other assets	(167)	(58)
Accounts payable	967	938
Other liabilities	(541)	(78)
Income taxes	(368)	(174)
Total cash provided by (used in) operating activities	(121)	1,900

INVESTING ACTIVITIES
Additions to property and equipment	(522)	(580)
Purchases of investments	(13)	(111)
Sales of investments	68	153
Change in restricted assets	59	(17)
Other, net	(4)	—
Total cash used in investing activities	(412)	(555)

FINANCING ACTIVITIES
Repurchase of common stock	(255)	(1,056)
Borrowings of debt	1,034	2,467
Repayments of debt	(1,234)	(1,886)
Dividends paid	(166)	(172)
Issuance of common stock under employee stock purchase plan and for the exercise of stock options	26	67
Other, net	(12)	(31)
Total cash used in financing activities	(607)	(611)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	48	1

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS BEFORE ADJUSTMENT	(1,092)	735

ADJUSTMENT FOR FISCAL YEAR-END CHANGE (NOTE 2)	202	235

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AFTER ADJUSTMENT	(890)	970

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,199	1,103

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$309	$2,073

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

Beginning in the first quarter of fiscal 2013, we changed our fiscal year-end. As a result of the change in our fiscal year-end, the comparable prior year financial statements have been recast to conform to the new fiscal calendar. The third quarter of fiscal 2013 included 13 weeks and the recast third quarter of 2012 included 13 weeks. The first nine months of fiscal 2013 included 40 weeks and the recast nine months of 2012 included 39 weeks. See Note 2, Fiscal Year-end Change, for further information.

In order to align our fiscal reporting periods and comply with statutory filing requirements in certain foreign jurisdictions, we consolidate the financial results of our Europe, China and Mexico operations ("lag entities") on a one-month lag. Our policy is to accelerate recording the effect of events occurring in the lag period that significantly affect our consolidated financial statements. There were no significant intervening events which would have materially affected our financial condition, results of operations or liquidity had they been recorded during the three months ended November 3, 2012.

In preparing the accompanying condensed consolidated financial statements, we evaluated the period from November 4, 2012 through the date the financial statements were issued, for material subsequent events requiring recognition or disclosure. Other than the verdict in the trade secrets action, as described in Note 14, Contingencies, no such events were identified for this period.

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

In order to allow an immediate transition to our new fiscal calendar and to maintain transparency and comparability of financial information included in our quarterly Form 10-Q filings, we are presenting such quarterly information on a three- and nine-month basis for both the current and prior fiscal years, in both instances based on the new fiscal calendar. Following the change to our fiscal calendar, the third quarter of fiscal 2013 is the three months ended November 3, 2012. Therefore, the Condensed Consolidated Statements of Earnings and Comprehensive Income, Consolidated Statements of Changes in Shareholders' Equity, and Consolidated Statements of Cash Flows reflect results for the three and nine month periods ended November 3, 2012. The results for the nine months ended November 3, 2012 include our fiscal month ended March 3, 2012 (“February 2012”) for operations that are not reported on a lag (primarily our Domestic segment and Canadian operations), which were also included in our results for the fiscal year ended March 3, 2012, included in our fiscal 2012 Form 10-K. The change in fiscal calendar does not impact our quarterly financial statements for our lag entities because the reduction in the lag period from two months to one month occurred concurrent with the change in our fiscal calendar.

The following table shows the fiscal months included in the third quarters of fiscal 2013 and 2012 under our new fiscal calendar, as well as the fiscal months included in the third quarter of fiscal 2012 under our previous fiscal calendar:

New Fiscal Calendar(1)		Previous Fiscal Calendar(1)
2013	2012	2012
August 2012 - October 2012	August 2011 - October 2011	September 2011 - November 2011

(1)	For entities reported on a lag, the fiscal months included in the third quarters of fiscal 2013 and 2012 were July through September under both the new and previous fiscal calendars.

The Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Earnings and Comprehensive Income, Consolidated Statements of Changes in Shareholders' Equity, Consolidated Statements of Cash Flows, and corresponding Notes are presented based on the new fiscal calendar (November 3, 2012 for fiscal 2013 and October 29, 2011 for fiscal 2012) and the most recent audited fiscal year (March 3, 2012).

Results for February 2012 and February 2011

As a result of the overlap of February 2012 between the fourth quarter of fiscal 2012 (previous fiscal calendar) and the first quarter of fiscal 2013 (new fiscal calendar), $3,908 of revenue from February 2012 is included in our Condensed Consolidated Statements of Earnings and Comprehensive Income for the nine months ended November 3, 2012, which was also included in our results for the fiscal year ended March 3, 2012, included in our fiscal 2012 Form 10-K.

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

The financial results of discontinued operations for the three and nine months ended November 3, 2012 and October 29, 2011, were as follows ($ in millions):

	Three Months Ended		Nine Months Ended
	November 3, 2012	October 29, 2011	November 3, 2012	October 29, 2011
		(recast)		(recast)
Revenue	$—	$95	$8	$312

Restructuring charges(1)	(8)	19	(3)	48

Earnings (loss) from discontinued operations before income tax benefit (expense)	8	(63)	(5)	(190)
Income tax benefit (expense)	(2)	17	2	49
Gain on sale of discontinued operations	—	—	—	4
Net gain (loss) from discontinued operations, including noncontrolling interests	6	(46)	(3)	(137)
Net (gain) loss from discontinued operations attributable to noncontrolling interests	(3)	29	3	55
Net gain (loss) from discontinued operations attributable to Best Buy Co., Inc.	$3	$(17)	$—	$(82)

(1)	See Note 7, Restructuring Charges, for further discussion of the restructuring charges associated with discontinued operations.

4.	Investments

Investments were comprised of the following:

	November 3, 2012	March 3, 2012	October 29, 2011
			(recast)
Short-term investments
U.S. Treasury bills	$—	$—	$20

Equity and other investments
Debt securities (auction rate securities)	21	82	84
Marketable equity securities	3	3	131
Other investments	67	55	64
Total equity and other investments	$91	$140	$279
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

In February 2008, auctions began to fail due to insufficient buyers, as the amount of securities submitted for sale in auctions exceeded the aggregate amount of the bids. For each failed auction, the interest rate on the security moves to a maximum rate specified for each security, and generally resets at a level higher than specified short-term interest rate benchmarks. To date, we have collected all interest due on our ARS and expect to continue to do so in the future. Due to persistent failed auctions and the uncertainty of when these investments could be liquidated at par, we have classified all of our investments in ARS as non-current assets within Equity and Other Investments in our Condensed Consolidated Balance Sheet as of November 3, 2012 and October 29, 2011.

We sold $1 of ARS at par during the third quarter of fiscal 2013. However, at November 3, 2012, our entire remaining ARS portfolio, consisting of six investments in ARS with an aggregate value at par of $23, was subject to failed auctions.

Our ARS portfolio consisted of the following, at fair value:

Description	Nature of collateral or guarantee	November 3, 2012	March 3, 2012	October 29, 2011
				(recast)
Student loan bonds	Student loans guaranteed 95% to 100% by the U.S. government	$19	$80	$82
Municipal revenue bonds	100% insured by AA/Aa-rated bond insurers at November 3, 2012	2	2	2
Total fair value plus accrued interest(1)		$21	$82	$84

(1)
The par value and weighted-average interest rates (taxable equivalent) of our ARS were $23, $88 and $89, and 0.81%, 0.50% and 0.51%, respectively, at November 3, 2012, March 3, 2012 and October 29, 2011, respectively.

At November 3, 2012, our ARS portfolio was 37% AAA/Aaa-rated, 30% AA/Aa-rated, and 33% A/A-rated.

The investment principal associated with failed auctions will not be accessible until successful auctions occur, a buyer is found outside of the auction process, the issuers establish a different form of financing to replace these securities, or final payments are due according to the contractual maturities of the debt issuances, which range from 10 to 29 years. We do not intend to sell our remaining ARS until we can recover the full principal amount through one of the means described above. In addition, we do not believe it is more likely than not that we would be required to sell our remaining ARS until we can recover the full principal amount based on our other sources of liquidity.

We evaluated our entire ARS portfolio of $23 (par value) for impairment at November 3, 2012, based primarily on the methodology described in Note 5, Fair Value Measurements. As a result of this review, we determined that the fair value of our ARS portfolio at November 3, 2012 was $21. Accordingly, a $2 pre-tax unrealized loss is recognized in accumulated other comprehensive income. This unrealized loss reflects a temporary impairment on all of our investments in ARS. The estimated fair value of our ARS portfolio could change significantly based on future market conditions. We will continue to assess the fair value of our ARS portfolio for substantive changes in relevant market conditions, changes in our financial condition, or other changes that may alter our estimates described above.

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

We had $(1), $(3) and $(3) of unrealized loss, net of tax, recorded in accumulated other comprehensive income at November 3, 2012, March 3, 2012 and October 29, 2011, respectively, related to our investments in debt securities.

Marketable Equity Securities

We invest in marketable equity securities and classify them as available-for-sale. Investments in marketable equity securities are classified as non-current assets within Equity and Other Investments in our Condensed Consolidated Balance Sheets and are reported at fair value based on quoted market prices.

Our investments in marketable equity securities were as follows:

	November 3, 2012	March 3, 2012	October 29, 2011
			(recast)
Common stock of TalkTalk Telecom Group PLC	$—	$—	$74
Common stock of Carphone Warehouse Group plc	—	—	56
Other	3	3	1
Total	$3	$3	$131

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

All unrealized holding gains or losses related to our investments in marketable equity securities are reflected net of tax in accumulated other comprehensive income in shareholders’ equity. The total unrealized gain, net of tax, included in accumulated other comprehensive income was $1, $0 and $62 at November 3, 2012, March 3, 2012 and October 29, 2011, respectively.

Other Investments

The aggregate carrying values of investments accounted for using either the cost method or the equity method at November 3, 2012, March 3, 2012 and October 29, 2011 were $67, $55 and $64, respectively.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair value hierarchy requires the use of observable market data when available. In instances where the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following tables set forth by level within the fair value hierarchy, our financial assets and liabilities that were accounted for at fair value on a recurring basis at November 3, 2012, March 3, 2012 and October 29, 2011, according to the valuation techniques we used to determine their fair values.

		Fair Value Measurements Using Inputs Considered as
	Fair Value at November 3, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS
Other current assets
Foreign currency derivative instruments	$2	$—	$2	$—
Equity and other investments
Auction rate securities	21	—	—	21
Marketable equity securities	3	3	—	—

LIABILITIES
Accrued liabilities
Foreign currency derivative instruments	1	—	1	—

		Fair Value Measurements Using Inputs Considered as
	Fair Value at March 3, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS
Cash and cash equivalents
Money market funds	$272	$272	$—	$—
Other current assets
Money market funds (restricted cash)	119	119	—	—
U.S. Treasury bills (restricted cash)	30	30	—	—
Foreign currency derivative instruments	1	—	1	—
Equity and other investments
Auction rate securities	82	—	—	82
Marketable equity securities	3	3	—	—

LIABILITIES
Accrued liabilities
Foreign currency derivative instruments	2	—	2	—

		Fair Value Measurements Using Inputs Considered as
	Fair Value at October 29, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(recast)	(recast)	(recast)	(recast)
ASSETS
Cash and cash equivalents
Money market funds	$796	$796	$—	$—
Short-term investments
U.S. Treasury bills	20	20	—	—
Other current assets
Money market funds (restricted assets)	163	163	—	—
U.S. Treasury bills (restricted assets)	20	20	—	—
Foreign currency derivative instruments	1	—	1	—
Equity and other investments
Auction rate securities	84	—	—	84
Marketable equity securities	131	131	—	—

The following tables provide a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis in the tables above that used significant unobservable inputs (Level 3) for the three and eight months ended November 3, 2012 and October 29, 2011.

	Debt securities- Auction rate securities only
	Student loan bonds	Municipal revenue bonds	Total
Balances at August 4, 2012	$20	$2	$22
Changes in unrealized losses included in other comprehensive income	—	—	—
Sales	(1)	—	(1)
Balances at November 3, 2012	$19	$2	$21

	Debt securities- Auction rate securities only
	Student loan bonds	Municipal revenue bonds	Total
Balances at March 3, 2012	$80	$2	$82
Changes in unrealized losses included in other comprehensive income	4	—	4
Sales	(65)	—	(65)
Balances at November 3, 2012	$19	$2	$21

	Debt securities- Auction rate securities only
	Student loan bonds	Municipal revenue bonds	Total
Balances at July 30, 2011	$89	$2	$91
Changes in unrealized losses included in other comprehensive income	(3)	—	(3)
Sales	(4)	—	(4)
Balances at October 29, 2011 (recast)	$82	$2	$84

	Debt securities- Auction rate securities only
	Student loan bonds	Municipal revenue bonds	Total
Balances at February 26, 2011	$108	$2	$110
Changes in unrealized losses included in other comprehensive income	—	—	—
Sales	(26)	—	(26)
Balances at October 29, 2011 (recast)	$82	$2	$84

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

With the exception of fixed asset impairments associated with our restructuring activities described in Note 7, Restructuring Charges, we had no significant remeasurements of such assets or liabilities to fair value during the nine months ended November 3, 2012 and October 29, 2011.

The following table summarizes the fair value remeasurements recorded during the nine months ended November 3, 2012 and October 29, 2011:

	Nine Months Ended		Nine Months Ended
	November 3, 2012		October 29, 2011
	Impairments	Remaining Net Carrying Value	Impairments	Remaining Net Carrying Value
			(recast)	(recast)
Continuing operations
Property and equipment	$29	$—	$—	$—
Discontinued operations(1)
Property and equipment	—	—	15	—
Tradename	—	—	3	—
Total	$—	$—	$18	$—

(1)	Fixed asset and tradename impairments associated with discontinued operations are recorded within Loss from discontinued operations in our Consolidated Statement of Earnings and Comprehensive Income.

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

The changes in the carrying values of goodwill and indefinite-lived tradenames by segment were as follows in the eight months ended November 3, 2012 and October 29, 2011:

	Goodwill			Indefinite-lived Tradenames
	Domestic	International	Total	Domestic	International	Total
Balances at March 3, 2012	$516	$819	$1,335	$19	$111	$130
Changes in foreign currency exchange rates	—	(5)	(5)	—	—	—
Acquisitions	14	—	14	—	—	—
Balances at November 3, 2012	$530	$814	$1,344	$19	$111	$130

	Goodwill			Indefinite-lived Tradenames
	Domestic	International	Total	Domestic	International	Total
Balances at February 26, 2011	$422	$2,032	$2,454	$21	$84	$105
Sale of business	—	—	—	(3)	—	(3)
Changes in foreign currency exchange rates	—	(7)	(7)	—	1	1
Other(1)	—	—	—	—	28	28
Balances at October 29, 2011 (recast)	$422	$2,025	$2,447	$18	$113	$131

(1)
Represents the transfer of certain definite-lived tradenames (at their net book value) to indefinite-lived tradenames following our decision not to phase out certain tradenames. We believe these tradenames will continue to contribute to our future cash flows indefinitely.

The following table provides the gross carrying amount of goodwill and cumulative goodwill impairment losses:

	November 3, 2012		March 3, 2012		October 29, 2011
	Gross Carrying Amount	Cumulative Impairment	Gross Carrying Amount	Cumulative Impairment	Gross Carrying Amount	Cumulative Impairment
					(recast)	(recast)
Goodwill	$2,605	$(1,261)	$2,596	$(1,261)	$2,511	$(64)

The following table provides the gross carrying values and related accumulated amortization of definite-lived intangible assets:

	November 3, 2012		March 3, 2012		October 29, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
					(recast)	(recast)
Customer relationships	$475	$(262)	$453	$(224)	$382	$(217)

Total amortization expense for the three months ended November 3, 2012 and October 29, 2011, was $10 and $9, respectively, and was $30 and $39 for the nine months then ended, respectively. The estimated future amortization expense for identifiable intangible assets is as follows:

Fiscal Year
Remainder of fiscal 2013	$11
2014	42
2015	42
2016	42
2017	24
Thereafter	52

7.	Restructuring Charges

Summary

Restructuring charges incurred in the nine months ended November 3, 2012 and October 29, 2011 for our fiscal 2013, fiscal 2012 and fiscal 2011 restructuring activities were as follows:

	Nine Months Ended
	November 3, 2012	October 29, 2011
		(recast)
Continuing operations
Fiscal 2013 Europe restructuring	$2	$—
Fiscal 2013 U.S. restructuring	258	—
Fiscal 2012 restructuring	6	—
Fiscal 2011 restructuring	(12)	4
Total	254	4
Discontinued operations
Fiscal 2012 restructuring	(5)	—
Fiscal 2011 restructuring	2	48
Total (Note 3)	(3)	48
Total	$251	$52

Fiscal 2013 Europe Restructuring

In the third quarter of fiscal 2013, we initiated a series of actions to restructure our Best Buy Europe operations in our International segment intended to improve operating performance. We preliminarily expect to incur pre-tax restructuring charges (primarily employee termination benefits, facility closure costs and property and equipment impairments) of between $40 and $60 related to this plan. We expect to substantially complete these restructuring activities in fiscal 2014. We incurred $2 of restructuring charges related to Europe termination benefits in the third quarter of fiscal 2013.

Fiscal 2013 U.S. Restructuring

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

We incurred $34 of charges related to the fiscal 2013 U.S. restructuring in the third quarter of fiscal 2013, consisting primarily of facility closure and other costs related to our closure of six stores. In the first nine months of fiscal 2013, we incurred $258 of restructuring charges related to the fiscal 2013 U.S. restructuring consisting primarily of facility closure and other costs, termination benefits and property and equipment impairments.

We do not expect to incur further material restructuring charges related to our fiscal 2013 U.S. restructuring activities, with the exception of lease payments for vacated stores which will continue until the lease expires or we otherwise terminate the lease.

The majority of restructuring charges related to our fiscal 2013 restructuring activities are from continuing operations and are presented in Restructuring charges in our Condensed Consolidated Statements of Earnings and Comprehensive Income. The composition of the restructuring charges we incurred in the nine months ended November 3, 2012 for our fiscal 2013 restructuring activities in the Domestic segment was as follows:

Nine Months Ended November 3, 2012
Continuing operations
Property and equipment impairments	$28
Termination benefits	83
Facility closure and other costs, net	147
Total	$258

The following table summarizes our restructuring accrual activity during the eight months ended November 3, 2012 related to termination benefits and facility closure and other costs associated with our 2013 U.S. restructuring activities:

	Termination Benefits	Facility Closure and Other Costs	Total
Balance at March 3, 2012	$—	$—	$—
Charges	109	145	254
Cash payments	(65)	(18)	(83)
Adjustments	(31)	(3)	(34)
Balance at November 3, 2012	$13	$124	$137

Fiscal 2012 Restructuring

In the third quarter of fiscal 2012, we implemented a series of actions to restructure operations in our Domestic and International segments. The actions within our Domestic segment included a decision to modify our strategy for certain mobile broadband offerings, and in our International segment we closed our large-format Best Buy branded stores in the U.K. to refocus our Best Buy Europe strategy on our small-format stores. In addition, we impaired certain information technology ("IT") assets supporting the restructured activities in our International segment. We view these restructuring activities as necessary to meet our long-term financial performance objectives by refocusing our investments on areas that provide profitable growth opportunities and meet our overall return expectations. All restructuring charges directly related to the large-

format Best Buy branded stores in the U.K. are reported within (Gain) loss from discontinued operations in our Condensed Consolidated Statements of Earnings and Comprehensive Income. Refer to Note 3, Discontinued Operations.

We incurred $1 of charges related to the fiscal 2012 restructuring in the first nine months of fiscal 2013. Of the total charges, $6 related to our Domestic segment and consisted primarily of other costs resulting from the modified strategy for certain mobile broadband offerings. The offsetting $(5) gain in our International segment was primarily due to adjustments to estimated facility closure costs associated with the closure of our Best Buy branded stores in the U.K.

We do not expect to incur further material restructuring charges related to our fiscal 2012 restructuring activities in either our Domestic or International segments, as we have substantially completed these restructuring activities.

All restructuring charges from continuing operations related to our fiscal 2012 restructuring activities are presented in Restructuring charges in our Condensed Consolidated Statements of Earnings and Comprehensive Income, whereas all restructuring charges from discontinued operations related to our fiscal 2012 restructuring activities are presented in Gain (loss) from discontinued operations in our Condensed Consolidated Statements of Earnings and Comprehensive Income.

The composition of the restructuring charges we incurred in the nine months ended November 3, 2012, as well as the cumulative amount incurred through November 3, 2012, for our fiscal 2012 restructuring activities for both the Domestic and International segments was as follows:

	Domestic		International		Total
	Nine Months Ended November 3, 2012	Cumulative Amount through November 3, 2012	Nine Months Ended November 3, 2012	Cumulative Amount through November 3, 2012	Nine Months Ended November 3, 2012	Cumulative Amount through November 3, 2012
Continuing operations
Property and equipment impairments	$1	$17	$—	$15	$1	$32
Termination benefits	—	1	—	—	—	1
Facility closure and other costs, net	5	5	—	—	5	5
Total	6	23	—	15	6	38

Discontinued operations
Inventory write-downs	—	—	—	11	—	11
Property and equipment impairments	—	—	—	96	—	96
Termination benefits	—	—	1	17	1	17
Facility closure and other costs, net	—	—	(6)	76	(6)	76
Total	—	—	(5)	200	(5)	200
Total	$6	$23	$(5)	$215	$1	$238

The following table summarizes our restructuring accrual activity during the eight months ended November 3, 2012 related to termination benefits and facility closure and other costs associated with our 2012 restructuring activities:

	Termination Benefits	Facility Closure and Other Costs(1)	Total
Balance at March 3, 2012	$17	$85	$102
Charges	1	2	3
Cash payments	(17)	(81)	(98)
Adjustments	—	25	25
Changes in foreign currency exchange rates	—	3	3
Balance at November 3, 2012	$1	$34	$35

(1)
Included within the adjustments to facility closure and other costs is $34 from the first quarter of fiscal 2013, representing an adjustment to exclude non-cash charges or benefits, which had no impact on our Condensed Consolidated Statements of Earnings and Comprehensive Income in the first quarter of fiscal 2013.

Fiscal 2011 Restructuring

In the fourth quarter of fiscal 2011, we implemented a series of actions to restructure operations in our Domestic and International segments in order to improve performance and enhance customer service. The restructuring actions included plans to improve supply chain and operational efficiencies in our Domestic segment's operations, primarily focused on modifications to our distribution channels and exit from certain digital delivery services within our entertainment product category. The actions also included plans to exit the Turkey market and restructure the Best Buy branded stores in China. As part of the international restructuring, we also impaired certain IT assets supporting the restructured activities in our International segment. We view these restructuring activities as necessary to meet our long-term growth goals by investing in businesses that have the potential to meet our internal rate of return expectations. All restructuring charges directly related to Turkey and China, as well as the Domestic charges directly related to our exit from certain digital delivery services within our entertainment product category, are reported within (Gain) loss from discontinued operations in our Condensed Consolidated Statements of Earnings and Comprehensive Income. Refer to Note 3, Discontinued Operations.

During the first nine months of fiscal 2013, we recorded a net reduction to restructuring charges of $(10), which related primarily to our Domestic segment. The net reduction was largely the result of a gain recorded on the sale of a previously impaired distribution facility and equipment during the first quarter of fiscal 2013 (previously impaired through restructuring charges), partially offset by charges associated with the exit from certain digital delivery services within our entertainment product category.

We incurred $52 of charges related to the fiscal 2011 restructuring in the first nine months of fiscal 2012. Of the total charges, $27 related to our Domestic segment and consisted primarily of property and equipment impairments and facility closure costs associated with supply chain and operational improvements. Within our International segment, we incurred $25 of charges consisting primarily of termination benefits and facility closure costs related to actions taken to exit the Turkey market and restructure our Best Buy branded stores in China.

We do not expect to incur further material restructuring charges related to our fiscal 2011 restructuring activities in either our Domestic or International segments.

For continuing operations, the cumulative inventory write-downs related to our fiscal 2011 restructuring activities were presented in Restructuring charges — cost of goods sold in our Condensed Consolidated Statements of Earnings and Comprehensive Income in the periods in which the charges occurred. The remainder of the restructuring charges are presented in Restructuring charges in our Condensed Consolidated Statements of Earnings and Comprehensive Income. However, all restructuring charges from discontinued operations related to our fiscal 2011 restructuring activities are presented in Gain (loss) from discontinued operations in our Condensed Consolidated Statements of Earnings and Comprehensive Income.

The composition of the restructuring charges we incurred in the nine months ended November 3, 2012 and October 29, 2011, as well as the cumulative amount incurred through November 3, 2012, for our fiscal 2011 restructuring activities for both the Domestic and International segments was as follows:

	Domestic			International			Total
	Nine Months Ended		Cumulative Amount through November 3, 2012	Nine Months Ended		Cumulative Amount through November 3, 2012	Nine Months Ended		Cumulative Amount through November 3, 2012
	November 3, 2012	October 29, 2011		November 3, 2012	October 29, 2011		November 3, 2012	October 29, 2011
		(recast)			(recast)			(recast)
Continuing operations
Inventory write-downs	$—	$—	$28	$—	$—	$—	$—	$—	$28
Property and equipment impairments(1)	(12)	1	3	—	(1)	107	(12)	—	110
Termination benefits	—	(1)	14	—	—	—	—	(1)	14
Facility closure and other costs, net	—	5	4	—	—	—	—	5	4
Total	(12)	5	49	—	(1)	107	(12)	4	156

Discontinued operations
Inventory write-downs	—	—	—	—	—	15	—	—	15
Property and equipment impairments	—	15	15	—	—	25	—	15	40
Intangible asset impairments	—	3	13	—	—	—	—	3	13
Termination benefits	—	4	4	—	20	19	—	24	23
Facility closure and other costs, net	3	—	3	(1)	6	4	2	6	7
Total	3	22	35	(1)	26	63	2	48	98
Total	$(9)	$27	$84	$(1)	$25	$170	$(10)	$52	$254
 (1)    Included within the property and equipment impairments is a gain on sale of previously impaired property and equipment.

The following tables summarize our restructuring accrual activity during the eight months ended November 3, 2012 and October 29, 2011, related to termination benefits and facility closure and other costs associated with our 2011 restructuring activities:

	Termination Benefits	Facility Closure and Other Costs(1)	Total
Balance at February 26, 2011	$28	$13	$41
Charges	11	—	11
Cash payments	(27)	(12)	(39)
Adjustments	(3)	4	1
Changes in foreign currency exchange rates	—	1	1
Balance at October 29, 2011 (recast)	$9	$6	$15

(1)
Included within the adjustments to facility closure and other costs is $10 from the first quarter of fiscal 2012, representing an adjustment to exclude non-cash charges or benefits, which had no impact on our Condensed Consolidated Statements of Earnings and Comprehensive Income in the first quarter of fiscal 2012.

	Termination Benefits	Facility Closure and Other Costs	Total
Balance at March 3, 2012	$3	$9	$12
Charges	—	—	—
Cash payments	(2)	(3)	(5)
Adjustments	(1)	(1)	(2)
Balance at November 3, 2012	$—	$5	$5

8.    Debt

Short-Term Debt

Short-term debt consisted of the following:

	November 3, 2012	March 3, 2012	October 29, 2011
			(recast)
U.S. revolving credit facility – 364-Day	$—	$—	$—
U.S. revolving credit facility – Five-Year	—	—	—
Europe revolving credit facility	310	480	—
Europe receivables financing facility	—	—	155
Canada revolving demand facility	—	—	—
China revolving demand facilities	—	—	8
Total short-term debt	$310	$480	$163

U.S. Revolving Credit Facility

On August 31, 2012, Best Buy Co., Inc. entered into a $1,000 364-day senior unsecured revolving credit facility agreement (the "364-Day Facility Agreement") with JPMorgan Chase Bank, N.A. ("JPMorgan"), as administrative agent, and a syndicate of banks. The 364-Day Facility Agreement terminates in August 2013 (subject to a one-year term-out option). The 364-Day Facility Agreement replaced the previously existing $1,000 364-day senior unsecured revolving credit facility with a syndicate of banks, including JPMorgan acting as administrative agent, which was originally scheduled to expire in October 2012.

The interest rate under the 364-Day Facility Agreement is variable and is determined at our option as: (i) the sum of (a) the greatest of JPMorgan's prime rate, the federal funds rate plus 0.5%, or the one-month London Interbank Offered Rate (“LIBOR”) plus 1%, and (b) a margin (the “ABR Margin”); or (ii) the LIBOR plus a margin (the “LIBOR Margin”). In addition, a facility fee is assessed on the commitment amount. The ABR Margin, LIBOR Margin and the facility fee are based upon our current senior unsecured debt rating. Under the 364-Day Facility Agreement, the ABR Margin ranges from 0.0% to 0.525%, the LIBOR Margin ranges from 0.925% to 1.525%, and the facility fee ranges from 0.075% to 0.225%.

The 364-Day Facility Agreement is guaranteed by specified subsidiaries of Best Buy Co., Inc. and contains customary affirmative and negative covenants. Among other things, these covenants restrict Best Buy Co., Inc. or its subsidiaries' ability to incur certain types or amounts of indebtedness, incur liens on certain assets, make material changes in corporate structure or the nature of its business, dispose of material assets, engage in a change in control transaction, make certain foreign investments, enter into certain restrictive agreements, or engage in certain transactions with affiliates. The 364-Day Facility Agreement also contains covenants that require us to maintain a maximum quarterly cash flow leverage ratio and a minimum quarterly interest coverage ratio. The 364-Day Facility Agreement contains customary default provisions including, but not limited to, failure to pay interest or principal when due and failure to comply with covenants. We were in compliance with all such covenants at November 3, 2012.

Long-Term Debt

Long-term debt consisted of the following:

	November 3, 2012	March 3, 2012	October 29, 2011
			(recast)
2013 Notes	$500	$500	$500
2016 Notes	349	349	349
2021 Notes	648	648	648
Convertible debentures	—	—	402
Financing lease obligations	130	149	156
Capital lease obligations	74	81	78
Other debt	1	1	1
Total long-term debt	1,702	1,728	2,134
Less: current portion(1)	(544)	(43)	(442)
Total long-term debt, less current portion	$1,158	$1,685	$1,692

(1)
Our 2013 Notes due July 15, 2013, are classified in the current portion of long-term debt as of November 3, 2012. Since holders of our convertible debentures could have required us to purchase all or a portion of the debentures on January 15, 2012, we classified the $402 for such debentures in the current portion of long-term debt at October 29, 2011.

The fair value of long-term debt approximated $1,635, $1,756 and $2,164 at November 3, 2012, March 3, 2012 and October 29, 2011, respectively, based primarily on the market prices quoted from external sources, compared with carrying values of $1,702, $1,728 and $2,134, respectively. If long-term debt was measured at fair value in the financial statements, it would be classified primarily as Level 1 in the fair value hierarchy.

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

Cash Flow Hedges

We enter into foreign exchange forward contracts to hedge against the effect of exchange rate fluctuations on certain revenue streams denominated in non-functional currencies. The contracts generally have terms of up to two years. We report the effective portion of the gain or loss on a cash flow hedge as a component of other comprehensive income, and it is subsequently reclassified into net earnings in the period in which the hedged transaction affects net earnings or the forecast transaction is no longer probable of occurring. We report the ineffective portion, if any, of the gain or loss in net earnings. We did not have any cash flow hedges outstanding in the first nine months of fiscal 2013.

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

Summary of Derivative Balances

The following table presents the gross fair values for derivative instruments and the corresponding classification at November 3, 2012, March 3, 2012 and October 29, 2011:

	November 3, 2012		March 3, 2012		October 29, 2011
Contract Type	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
					(recast)	(recast)
No hedge designation (foreign exchange forward contracts)	$2	$(1)	$1	$(2)	$1	$—

The following tables present the effects of derivative instruments on other comprehensive income (“OCI”) and on our Condensed Consolidated Statements of Earnings and Comprehensive Income for the three and nine months ended November 3, 2012 and October 29, 2011:

	Three Months Ended		Nine Months Ended
	November 3, 2012		November 3, 2012
Contract Type	Pre-tax Gain (Loss) Recognized in OCI(1)	Gain (Loss) Reclassified from Accumulated OCI to Earnings (Effective Portion)(2)	Pre-tax Gain (Loss) Recognized in OCI(1)	(Loss) Reclassified from Accumulated OCI to Earnings (Effective Portion)(2)
Cash flow hedges (foreign exchange forward contracts)	$—	$—	$—	$(1)

	Three Months Ended		Nine Months Ended
	October 29, 2011		October 29, 2011
Contract Type	Pre-tax (Loss) Recognized in OCI(1)	Gain Reclassified from Accumulated OCI to Earnings (Effective Portion)(2)	Pre-tax Gain Recognized in OCI(1)	Gain Reclassified from Accumulated OCI to Earnings (Effective Portion)(2)
	(recast)	(recast)	(recast)	(recast)
Cash flow hedges (foreign exchange forward contracts)	$(5)	$1	$8	$8

(1)	Reflects the amount recognized in OCI prior to the reclassification of 50% to noncontrolling interests for the cash flow hedges.

(2)	Gain reclassified from accumulated OCI is included within selling, general and administrative expenses (“SG&A”) in our Condensed Consolidated Statements of Earnings and Comprehensive Income.

The following table presents the effects of derivatives not designated as hedging instruments on our Condensed Consolidated Statements of Earnings and Comprehensive Income for the three and nine months ended November 3, 2012 and October 29, 2011:

Gain (Loss) Recognized within SG&A
	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
Contract Type	November 3, 2012	November 3, 2012	October 29, 2011	October 29, 2011
			(recast)	(recast)
No hedge designation (foreign exchange forward contracts)	$(1)	$2	$19	$7

The following table presents the notional amounts of our foreign currency exchange contracts at November 3, 2012, March 3, 2012 and October 29, 2011:

	Notional Amount
Contract Type	November 3, 2012	March 3, 2012	October 29, 2011
			(recast)
Derivatives designated as cash flow hedging instruments	$—	$—	$228
Derivatives not designated as hedging instruments	323	238	152
Total	$323	$238	$380

10.	Earnings per Share

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

The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings per share attributable to Best Buy Co., Inc. (shares in millions):

	Three Months Ended		Nine Months Ended
	November 3, 2012	October 29, 2011	November 3, 2012	October 29, 2011
		(recast)		(recast)
Numerator
Net earnings (loss) from continuing operations	$(5)	$220	$149	$661
Net (earnings) loss from continuing operations attributable to noncontrolling interests	(8)	(47)	11	(83)
Net earnings (loss) from continuing operations attributable to Best Buy Co., Inc., basic	(13)	173	160	578
Adjustment for assumed dilution:
Interest on convertible debentures, net of tax	—	1	—	4
Net earnings (loss) from continuing operations attributable to Best Buy Co., Inc., diluted	$(13)	$174	$160	$582

Denominator
Weighted-average common shares outstanding	337.2	363.4	339.3	376.9
Effect of potentially dilutive securities:
Shares from assumed conversion of convertible debentures	—	8.8	—	8.8
Stock options and other	—	0.2	1.1	0.5
Weighted-average common shares outstanding, assuming dilution	337.2	372.4	340.4	386.2

Net earnings (loss) per share from continuing operations attributable to Best Buy Co., Inc.
Basic	$(0.04)	$0.48	$0.47	$1.53
Diluted	$(0.04)	$0.47	$0.47	$1.51

The computation of weighted-average common shares outstanding, assuming dilution, excluded options to purchase 30.7 million and 34.1 million shares of our common stock for the three months ended November 3, 2012 and October 29, 2011, respectively, and options to purchase 28.6 million and 30.2 million shares of our common stock for the nine months ended

November 3, 2012 and October 29, 2011, respectively. These amounts were excluded as the options’ exercise prices were greater than the average market price of our common stock for the periods presented and, therefore, the effect would be anti-dilutive (i.e., including such options would result in higher earnings per share). The calculation of the diluted (loss) per share for the three months ended November 3, 2012 does not include potentially dilutive securities because their inclusion would be anti-dilutive (i.e. reduce the net loss per share).

11.	Comprehensive Income

The components of accumulated other comprehensive income, net of tax, attributable to Best Buy Co., Inc. were as follows:

	November 3, 2012	March 3, 2012	October 29, 2011
			(recast)
Foreign currency translation	$105	$93	$86
Unrealized losses on available-for-sale investments	—	(3)	—
Unrealized gains on derivative instruments (cash flow hedges)	—	—	59
Total	$105	$90	$145

12.	Repurchase of Common Stock

In June 2011, our Board of Directors authorized a new $5,000 share repurchase program. The June 2011 program terminated and replaced our prior $5,500 share repurchase program authorized in June 2007. There is no expiration date governing the period over which we can repurchase shares under the June 2011 share repurchase program.

The following table shows the amount and cost of shares we repurchased and retired for the three and nine months ended November 3, 2012 and October 29, 2011, under the June 2011 program and the June 2007 program.

	Three Months Ended		Nine Months Ended
	November 3, 2012	October 29, 2011	November 3, 2012	October 29, 2011
		(recast)		(recast)
June 2011 Program
Number of shares repurchased	—	13.0	10.9	17.6
Cost of shares repurchased	$—	$323	$237	$462

June 2007 Program
Number of shares repurchased	—	—	—	20.1
Cost of shares repurchased	$—	$—	$—	$611

At November 3, 2012, $3,989 remained available for additional purchases under the June 2011 share repurchase program. Repurchased shares have been retired and constitute authorized but unissued shares.

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

Revenue by reportable segment was as follows:

	Three Months Ended		Nine Months Ended
	November 3, 2012	October 29, 2011	November 3, 2012	October 29, 2011
		(recast)		(recast)
Domestic	$7,673	$8,055	$24,298	$24,424
International	3,080	3,090	8,612	8,946
Total	$10,753	$11,145	$32,910	$33,370

Operating income (loss) by reportable segment and the reconciliation to earnings (loss) from continuing operations before income tax (benefit) expense and equity in loss of affiliates were as follows:

	Three Months Ended		Nine Months Ended
	November 3, 2012	October 29, 2011	November 3, 2012	October 29, 2011
		(recast)		(recast)
Domestic	$16	$249	$394	$854
International	(4)	132	(87)	247
Total operating income	12	381	307	1,101
Other income (expense)
Investment income and other	13	—	25	25
Interest expense	(31)	(37)	(94)	(98)
Earnings (loss) from continuing operations before income tax (benefit) expense and equity in loss of affiliates	$(6)	$344	$238	$1,028

Assets by reportable segment were as follows:

	November 3, 2012	March 3, 2012	October 29, 2011
			(recast)
Domestic	$11,291	$9,592	$11,743
International	6,265	6,413	8,384
Total	$17,556	$16,005	$20,127

14.	Contingencies

Securities Actions

In February 2011, a purported class action lawsuit captioned, IBEW Local 98 Pension Fund, individually and on behalf of all others similarly situated v. Best Buy Co., Inc., et al., was filed against us and certain of our executive officers in the U.S. District Court for the District of Minnesota. This federal court action alleges, among other things, that we and the officers named in the complaint violated Sections 10(b) and 20A of the Exchange Act and Rule 10b-5 under the Exchange Act in connection with press releases and other statements relating to our fiscal 2011 earnings guidance that had been made available to the public. Additionally, in March 2011, a similar purported class action was filed by a single shareholder, Rene LeBlanc, against us and certain of our executive officers in the same court. In July 2011, after consolidation of the IBEW Local 98 Pension Fund and Rene LeBlanc actions, a consolidated complaint captioned, IBEW Local 98 Pension Fund v. Best Buy Co., Inc., et al., was filed and served. We filed a motion to dismiss the consolidated complaint in September 2011, and in March 2012, subsequent to the end of fiscal 2012, the court issued a decision dismissing the action with prejudice. In April 2012, the plaintiffs filed a motion to alter or amend the court's decision on our motion to dismiss. In October 2012, the court granted plaintiff's motion to alter or amend the court's decision on our motion to dismiss in part by vacating such decision and giving plaintiff leave to file an amended complaint, which plaintiff did on October 29, 2012. We filed a motion to dismiss the amended complaint in November 2012 and expect all responsive pleadings to be filed in December 2012. The court's decision will be rendered thereafter.

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

Trade Secrets Action

In February 2011, a lawsuit captioned Techforward, Inc. v. Best Buy Co., Inc., et. al. was filed against us in the U.S. District Court, Central District of California. The case alleges that we implemented our “Buy Back Plan” in February 2011 using trade secrets misappropriated from plaintiff's buyback plan that were disclosed to us during business relationship discussions and also breached both an agreement for a limited marketing test of plaintiff's buyback plan and a non-disclosure agreement related to the business discussions. In November 2012, a jury found we were unjustly enriched through misappropriation of trade secrets and awarded plaintiff $22. The jury also found that although we breached the subject contracts, plaintiff suffered no resulting damage. In December 2012, the court further awarded the plaintiff $5 in exemplary damages. Also in December 2012, plaintiff submitted its motion for attorney fees and costs which the court may also award. We believe that the jury verdict and court award is inconsistent with the law and the evidence offered at trial. As such, we believe meritorious bases exist to appeal the resulting judgment and award and intend to vigorously contest these decisions. While we cannot predict the ultimate outcome of this lawsuit, we do not believe it will have a material effect on our consolidated financial position or results of operations.

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

Overview

We are a multi-national, e-commerce and physical retailer of consumer electronics, including computers, mobile phones, televisions, entertainment products, large and small appliances and related accessories. We also offer consumers technology services - including repair, troubleshooting and installation - under the Geek Squad brand.

Best Buy operates as two reportable segments: Domestic and International. The Domestic segment is comprised of all operations within the U.S. and its territories. The International segment is comprised of all operations outside the U.S. and its territories.

Our business, like that of many retailers, is seasonal. Historically, we have realized more of our revenue and earnings in the fiscal fourth quarter, which includes the majority of the holiday shopping season in the U.S., Europe, and Canada.

While consumers view some of the products and services we offer as essential, others are viewed as discretionary purchases. Consequently, our financial results are susceptible to changes in consumer confidence and other macroeconomic factors, including unemployment, consumer credit availability, and the condition of the housing market. Consumer confidence and macroeconomic trends continue to be uncertain, making customer traffic and spending patterns difficult to predict. Additionally, there are other factors that directly impact our performance, such as product life-cycles (including the introduction and pace of adoption of new technology) and the competitive retail environment. As a result of these factors, predicting our future revenue and net earnings is difficult. However, we remain confident that our differentiated value proposition continues to be valued by the consumer. Our proposition is to offer: (1) the latest devices and services, all in one place; (2) knowledgeable, impartial advice; (3) competitive prices; (4) the consumer's ability to shop Best Buy wherever and whenever they like; and (5) technical and warranty support for the life of the product.

Revenue growth, along with disciplined capital allocation and expense control, remain key priorities for us as we navigate through the current environment and work to grow our Return on Invested Capital.

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

In our discussions of the operating results below, we sometimes refer to the impact of net store changes on our results of operations. The key factors that dictate the impact that the net store changes have on our operating results include: (i) store opening and closing decisions; (ii) the size and format of new stores, as we operate stores ranging from approximately 1,000 square feet to approximately 50,000 square feet; (iii) the length of time the stores were open during the period; and (iv) the overall success of new store launches.

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

Results of Operations

Beginning in the first quarter of fiscal 2013, we changed our fiscal year-end from the Saturday nearest the end of February to the Saturday nearest the end of January. As a result of this change, our fiscal year 2013 is an 11-month transition period ending on February 2, 2013. In the first quarter of fiscal 2013, we also began consolidating the results of our Europe, China, and Mexico operations on a one-month lag as a result of this change, compared to a two-month lag in fiscal year 2012, to continue to align our fiscal reporting periods with statutory filing requirements in certain foreign jurisdictions. Consistent with such consolidation, the financial and non-financial information presented in our MD&A relative to these operations is also presented on a one-month lag. There were no significant intervening events which would have materially affected our financial condition, results of operations, liquidity, or other factors had they been recorded during the three months ended November 3, 2012.

In order to allow an immediate transition to our new fiscal calendar and to maintain transparency and comparability of financial information included in our quarterly Form 10-Q filings, we are presenting such quarterly information on a three- and nine-month basis for both the current and prior fiscal years, in both instances based on the new fiscal calendar. Following the change to our fiscal calendar, the third quarter of fiscal 2013 is the three and nine months ended November 3, 2012, and these periods, together with the comparable periods in the prior fiscal year, the three and nine months ended October 29, 2011, form the basis for the results discussed in our MD&A. See Note 2, Fiscal Year-end Change, of Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further information regarding the fiscal year change.

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

Consolidated Performance Summary

In the third quarter of fiscal 2013, we experienced comparable store sales declines in gaming, notebooks and televisions. These declines were partially offset by gains in mobile phones. The decline in gross profit rate reflects mix shifts, a price competitive environment and growth in the lower-margin wholesale business in Europe. A modest increase in SG&A largely reflected increased compensation and training costs for store associates and costs associated with executive transitions.

The following table presents selected consolidated financial data ($ in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	November 3, 2012	October 29, 2011	November 3, 2012	October 29, 2011
		(recast)		(recast)
Revenue	$10,753	$11,145	$32,910	$33,370
Revenue % growth (decline)	(3.5)%	1.5%	(1.4)%	0.5%
Comparable store sales % decline	(4.3)%	(0.7)%	(4.3)%	(2.5)%
Gross profit	$2,586	$2,853	$8,057	$8,536
Gross profit as a % of revenue(1)	24.0%	25.6%	24.5%	25.6%
SG&A	$2,538	$2,472	$7,496	$7,431
SG&A as a % of revenue(1)	23.6%	22.2%	22.8%	22.3%
Restructuring charges	$36	$—	$254	$4
Operating income	$12	$381	$307	$1,101
Operating income as % of revenue	0.1%	3.4%	0.9%	3.3%
Net earnings (loss) from continuing operations(2)	$(13)	$173	$160	$578
Gain (loss) from discontinued operations(3)	$3	$(17)	$—	$(82)
Net earnings (loss) attributable to Best Buy Co., Inc.	$(10)	$156	$160	$496
Diluted earnings (loss) per share from continuing operations	$(0.04)	$0.47	$0.47	$1.51
Diluted earnings (loss) per share	$(0.03)	$0.42	$0.47	$1.30

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

(2)	Includes both net earnings (loss) from continuing operations and net (earnings) loss from continuing operations attributable to noncontrolling interests.

(3)	Includes both net gain (loss) from discontinued operations and net (gain) loss from discontinued operations attributable to noncontrolling interests.

The components of the 3.5% and 1.4% revenue decreases for the third quarter and first nine months of fiscal 2013, respectively, were as follows:

	Three Months Ended	Nine Months Ended
	November 3, 2012	November 3, 2012
Comparable store sales impact	(4.0)%	(4.0)%
Net store changes	(0.6)%	0.1%
Non-comparable store sales channels(1)	0.6%	0.4%
Impact of foreign currency exchange rate fluctuations	0.5%	(0.1)%
Extra week of revenue(2)	—%	2.2%
Total revenue decrease	(3.5)%	(1.4)%

(1)
Non-comparable store sales channels primarily reflects the impact from revenue we earn from sales of merchandise to wholesalers and dealers, as well as other non-comparable sales channels not included within our comparable store sales calculation.

(2)
Represents the estimated incremental revenue associated with stores in our Domestic segment and Canada in the first nine months of fiscal 2013, which had 40 weeks of activity, compared to 39 weeks in the first nine months of fiscal 2012.

The gross profit rate decreased by 1.6% of revenue in the third quarter of fiscal 2013. Gross profit rate declines in our Domestic and International segments each accounted for a decrease of 0.8% of revenue. For the first nine months of fiscal 2013, the gross profit rate decreased by 1.1% of revenue. Gross profit rate declines in our Domestic and International segments accounted for decreases of 0.6% of revenue and 0.5% of revenue, respectively. For further discussion of each segment’s gross profit rate changes, see Segment Performance Summary below.

The SG&A rate increased by 1.4% of revenue in the third quarter of fiscal 2013. Our Domestic and International segments contributed a rate increase of 1.0% of revenue and 0.4% of revenue, respectively. For the first nine months of fiscal 2013, the SG&A rate increased by 0.5% of revenue, which was due entirely to a rate increase in our International segment. For further discussion of each segment’s SG&A rate changes, see Segment Performance Summary below.

We recorded restructuring charges of $36 million and $254 million in the third quarter and first nine months of fiscal 2013, respectively, related primarily to our Domestic segment. We recorded no restructuring charges in the third quarter of fiscal 2012. In the first nine months of fiscal 2012, we recorded $4 million of restructuring charges related primarily to our Domestic segment. These restructuring charges resulted in a decrease in our operating income in the third quarter and first nine months of fiscal 2013 of 0.3% of revenue and 0.8% of revenue, respectively. The restructuring charges recorded in the first nine months of fiscal 2012 had no impact on our operating income rate. For further discussion of each segment’s restructuring charges, see Segment Performance Summary below.

Operating income decreased $369 million, or 96.9%, and our operating income rate decreased to 0.1% of revenue in the third quarter of fiscal 2013, compared to 3.4% of revenue in the third quarter of fiscal 2012. For the first nine months of fiscal 2013, operating income decreased 72.1% to $307 million or, as a percentage of revenue, to 0.9%. The decrease in operating income and operating income rate was driven by operating losses from our International segment, compared to operating income in the prior-year periods and decreases in operating income from our Domestic segment compared to the prior-year periods. The operating income decreases in the current year periods were primarily due to lower revenue, a decrease in the gross profit rate and an increase in restructuring charges.

Other Income (Expense)

Investment income and other in the third quarter and first nine months of fiscal 2013 was $13 million and $25 million, respectively, compared to less than $1 million and $25 million, respectively, in the prior-year periods. The increase in the third quarter was primarily due to a gain on deferred compensation assets in fiscal 2013 compared to a loss in the prior-year period. The increase in deferred compensation assets during the first nine months of fiscal 2013 was fully offset by a decrease in investments and a realized gain on the sale of an investment in the prior-year period, which did not recur in fiscal 2013.

Interest expense in the third quarter and first nine months of fiscal 2013 decreased to $31 million and $94 million, respectively, compared to $37 million and $98 million, respectively, in the prior-year periods. The reduction in interest expense from the repayment of our convertible debt in January 2012, as well as the acceleration of amortization costs from the early cancellation of our receivables credit facility in Europe in July 2011, was partially offset by an increase in interest expense on our $1 billion of long-term debt securities that remained outstanding for the first three quarters of fiscal 2013, compared to two of the three quarters of fiscal 2012.

Income Tax Expense

We had an income tax benefit of $2 million in the third quarter of fiscal 2013 and income tax expense of $84 million in the first nine months of fiscal 2013, compared to $122 million and $364 million of expense in the prior-year periods, respectively. The decrease was primarily a result of a decrease in pre-tax earnings in both current year periods.

Our effective income tax rate in the third quarter of fiscal 2013 was 34.7%, compared to a rate of 35.6% in the third quarter of fiscal 2012. The decrease in the effective income tax rate was primarily due to the favorable resolution of certain state tax items, which was partially offset by a lower mix of forecast taxable income from foreign operations in fiscal 2013. Our effective income tax rate for the first nine months of fiscal 2013 and fiscal 2012 was flat at 35.4%, as the resolution of foreign and state tax matters was offset by a lower mix of forecast taxable income from foreign operations.

Our consolidated effective tax rate is impacted by the statutory income tax rates applicable to each of the jurisdictions in which we operate. As our foreign earnings are generally taxed at lower statutory rates than the 35% U.S. federal statutory rate, changes in the proportion of our consolidated taxable earnings originating in foreign jurisdictions impact our consolidated effective rate. Our foreign earnings have been indefinitely reinvested outside the U.S. and are not subject to current U.S. income tax.

Discontinued Operations

Discontinued operations include our large-format Best Buy branded stores in China, Turkey, and the U.K., and The Phone House retail stores in Belgium in our International segment, as well as Napster in our Domestic segment.

The decrease in loss from discontinued operations in the third quarter and first nine months of fiscal 2013 compared to the third quarter and first nine months of fiscal 2012 was the result of all of the above listed operations having been largely inactive during the current year period, whereas we were still operating our U.K. and Belgium stores, as well as Napster, during the prior-year period. In addition, we recognized a benefit from positive adjustments to estimated facility closure costs associated with the closure of our Best Buy branded stores in the U.K. in the third quarter of fiscal 2013.

Net Earnings from Continuing Operations Attributable to Noncontrolling Interests

The decrease in net earnings from continuing operations attributable to noncontrolling interests in the third quarter and first nine months of fiscal 2013 compared to the same periods in fiscal 2012 was due to our purchase of CPW's interest in the Best Buy Mobile profit share agreement (the "Mobile buy-out") in the fourth quarter of fiscal 2012. As a result of the Mobile buy-out, CPW is no longer entitled to a portion of the profit share payments to Best Buy Europe Distributions Limited ("Best Buy Europe"), our subsidiary in which CPW holds a 50% noncontrolling interest. In addition, net earnings from continuing operations attributable to noncontrolling interests also decreased due to a decline in net earnings of Best Buy Europe.

Non-GAAP Financial Measures

The following table reconciles operating income, net earnings, and diluted EPS for the periods presented from continuing operations (GAAP financial measures) to adjusted operating income, adjusted net earnings, and adjusted diluted EPS from continuing operations (non-GAAP financial measures) for the periods presented.

	Three Months Ended		Nine Months Ended
	November 3, 2012	October 29, 2011	November 3, 2012	October 29, 2011
		(recast)		(recast)
Operating income	$12	$381	$307	$1,101
Restructuring charges	36	—	254	4
Adjusted operating income	$48	$381	$561	$1,105

Net earnings (loss) from continuing operations	$(13)	$173	$160	$578
After-tax impact of restructuring charges	23	—	164	3
Adjusted net earnings from continuing operations	$10	$173	$324	$581

Diluted EPS from continuing operations	$(0.04)	$0.47	$0.47	$1.51
Per share impact of restructuring charges	0.07	—	0.48	—
Adjusted diluted EPS from continuing operations	$0.03	$0.47	$0.95	$1.51

Adjusted operating income decreased $333 million and $544 million in the third quarter and first nine months of fiscal 2013, respectively, compared to the prior-year periods. The decreases in operating income in both current year periods were driven by lower gross profit, primarily due to decreases in the gross profit rate in both segments, and modest increases in SG&A. These operating income decreases resulted in declines in adjusted net earnings and adjusted diluted EPS in the third quarter and first nine months of fiscal 2013 compared to the prior-year periods.

Segment Performance Summary

Domestic

In the third quarter of fiscal 2013, we experienced sales growth in mobile phones and e-Readers, with consumer demand for these products as new technology is introduced. In addition, we continued to experience sales growth in appliances in the third quarter of fiscal 2013, as a result of operating model improvements and promotional strategies for appliances surrounding the secondary holidays. However, these increases were more than offset by decreases in other product categories, such as notebooks, gaming and televisions. Certain other products (in particular, compact cameras and camcorders) have faced declining demand due in part to the inclusion of their key features in new products, such as smartphones and tablets. In addition, the net impact from the closure of 49 large-format stores throughout the first nine months of fiscal 2013 contributed to the overall revenue decline.

The following table presents selected financial data for the Domestic segment ($ in millions):

	Three Months Ended		Nine Months Ended
	November 3, 2012	October 29, 2011	November 3, 2012	October 29, 2011
		(recast)		(recast)
Revenue	$7,673	$8,055	$24,298	$24,424
Revenue % growth (decline)	(4.7)%	1.5%	(0.5)%	(0.9)%
Comparable store sales % gain (decline)	(4.0)%	0.1%	(3.1)%	(2.6)%
Gross profit	$1,855	$2,033	$5,984	$6,206
Gross profit as % of revenue	24.2%	25.2%	24.6%	25.4%
SG&A	$1,805	$1,784	$5,338	$5,347
SG&A as % of revenue	23.5%	22.1%	22.0%	21.9%
Restructuring charges	$34	$—	$252	$5
Operating income	$16	$249	$394	$854
Operating income as % of revenue	0.2%	3.1%	1.6%	3.5%

The components of our Domestic segment's 4.7% and 0.5% revenue decreases for the third quarter and first nine months of fiscal 2013, respectively, were as follows:

	Three Months Ended	Nine Months Ended
	November 3, 2012	November 3, 2012
Comparable store sales impact	(3.8)%	(3.0)%
Net store changes	(1.4)%	(0.6)%
Non-comparable store sales channels(1)	0.5%	0.4%
Extra week of revenue(2)	—%	2.7%
Total revenue decrease	(4.7)%	(0.5)%

(1)	Non-comparable store sales channels reflects the impact from revenue we earn from sales channels not yet included within our comparable store sales calculation.

(2)
Represents the estimated incremental revenue associated with stores in our Domestic segment in the first nine months of fiscal 2013, which had 40 weeks of activity, compared to 39 weeks in the first nine months of fiscal 2012.

The following table reconciles the number of Domestic stores open at the beginning and end of the third quarters of fiscal 2013 and 2012:

	Fiscal 2013				Fiscal 2012 (recast)
	Total Stores at Beginning of Third Quarter	Stores Opened	Stores Closed	Total Stores at End of Third Quarter	Total Stores at Beginning of Third Quarter	Stores Opened	Stores Closed	Total Stores at End of Third Quarter
Best Buy	1,062	—	(6)	1,056	1,105	—	(1)	1,104
Best Buy Mobile stand-alone	359	34	(1)	392	210	49	—	259
Pacific Sales stand-alone	34	—	—	34	35	—	—	35
Magnolia Audio Video stand-alone	5	—	(1)	4	5	—	—	5
Total Domestic segment stores	1,460	34	(8)	1,486	1,355	49	(1)	1,403

The impact of net store changes on our revenue is a result of store opening and closing activity during the past 12 months, as well as stores opened in the prior year that are not included in comparable store sales due to the timing of their opening. The net decrease in large-format Best Buy branded stores contributed to the majority of the total decrease in revenue associated with net store changes in the third quarter of fiscal 2013 compared to the prior-year period. The addition of small-format Best Buy Mobile stand-alone stores partially offset the decrease, as the proportion contributed to revenue is smaller due to their smaller square footage and limited category focus compared to our large-format stores.

The following table presents the Domestic segment’s revenue mix percentages and comparable store sales percentage changes by revenue category in the third quarters of fiscal 2013 and 2012:

	Revenue Mix		Comparable Store Sales
	Three Months Ended		Three Months Ended
	November 3, 2012	October 29, 2011	November 3, 2012	October 29, 2011
		(recast)		(recast)
Consumer Electronics	31%	33%	(8.4)%	(5.1)%
Computing and Mobile Phones	45%	43%	0.9%	5.9%
Entertainment	9%	10%	(18.5)%	(12.0)%
Appliances	7%	6%	10.8%	14.9%
Services	7%	7%	(4.6)%	0.5%
Other	1%	1%	n/a	n/a
Total	100%	100%	(4.0)%	0.1%

The following is a description of the notable comparable store sales changes in our Domestic segment by revenue category:

•
Consumer Electronics: The 8.4% comparable store sales decline was driven primarily by a decrease in the sales of digital imaging products, particularly compact cameras and camcorders, partially due to convergence with smartphones. In addition, we experienced a decrease in television revenue due primarily to a decrease in average selling price from an increased sales mix of small and mid-sized televisions, as units sold increased. The declines were partially offset by the increased sales of e-Readers, which continued to experience gains.

•
Computing and Mobile Phones: The 0.9% comparable store sales gain resulted primarily from increased sales of mobile phones due to an increased mix of higher-priced smartphones and new product launches. The growth in mobile phones was partially offset by a decline in sales of notebooks and desktop computers. We believe that slower consumer purchasing in anticipation of product launches had a negative impact on tablet and notebook comparable store sales.

•	Entertainment: The 18.5% comparable store sales decline was driven by a decline in gaming partially due to the absence of new gaming platforms and fewer new software releases.

•
Appliances: The 10.8% comparable store sales gain is a result of continued improvement in promotional effectiveness and implementation of operational improvements, including the addition of more Pacific Kitchen & Home store-within-a-store concepts.

•	Services: The 4.6% comparable store sales decline was primarily due to decreases in the sales of notebooks and larger-sized televisions, which contributed to fewer service product sales opportunities.

Our Domestic segment experienced a decrease in gross profit of $178 million, or 8.8%, in the third quarter of fiscal 2013 compared to the third quarter of fiscal 2012, driven by lower sales volumes. The 1.0% of revenue decline in the gross profit rate resulted primarily from the following factors:

•	an increased mix of smartphones with higher average selling prices but a lower margin rate;

•	promotions taken in advance of product transitions; and

•	price compression and an increased mix of lower-margin small and mid-sized televisions;

•	partially offset by an improvement in sales mix due to increased sales of mobile phones and decreased sales of notebooks and desktop computers.

For the first nine months of fiscal 2013, our Domestic segment experienced a decrease in gross profit of $222 million, or 3.6%, compared to the prior-year period. The decrease in gross profit was mainly a result of a gross profit rate decline of 0.8% of revenue, partially offset by an extra week of operations in the first nine months of fiscal 2013. The gross profit rate decline resulted from many of the same factors that impacted the third quarter, including a higher mix of smartphones, increased promotional activity in advance of product transitions and price compression, and an increased mix of lower-margin small and mid-sized televisions, which were partially offset by an improvement in sales mix due to increased sales of mobile phones and decreased sales of notebooks and gaming products. In addition, a decline in computer repair revenue and a shift from one-time computer repair services to ongoing support contracts contributed to the gross profit rate decline in the first nine months of fiscal 2013.

Our Domestic segment’s SG&A increased $21 million, or 1.2%, in the third quarter of fiscal 2013 compared to the prior-year period. The increase in SG&A was driven by increases in training and compensation related costs for sales associates, costs related to executive transitions and the net addition of 133 Best Buy Mobile stand-alone stores in the past 12 months. This increase was partially offset by the elimination of the Best Buy Mobile profit share-based management fee and lower volume-related expenses as a result of large-format store closures. The SG&A rate increased by 1.4% of revenue as a result the deleveraging impact of the revenue decline, as well as from the aforementioned factors.

Our Domestic segment’s SG&A decreased $9 million, or 0.2%, in the first nine months of fiscal 2013 compared to the prior-year period. The decrease in SG&A was driven by the elimination of the Best Buy Mobile profit share-based management fee, decreases in volume-related expenses (including compensation costs) due to operating model changes and large-format store closures, and reduced advertising costs. This decrease was partially offset by the extra week of operations in the first quarter of fiscal 2013, increased retention and incentive related costs, and the net addition of Best Buy Mobile stand-alone stores over the last 12 months. The SG&A rate increased by 0.1% of revenue due to the deleveraging impact of the decrease in revenue from the prior year.

Our Domestic segment recorded $34 million and $252 million of restructuring charges in the third quarter and first nine months of fiscal 2013, respectively. The restructuring charges consisted of facility closure costs, employee termination benefits and property and equipment impairments related to the closure of large-format Best Buy branded stores in the U.S., and changes to the store and corporate operating models. These restructuring charges resulted in a decrease in our operating income in the third quarter and first nine months of fiscal 2013 of 0.4% of revenue and 1.0% of revenue, respectively. Our Domestic segment recorded no restructuring charges in the third quarter and $5 million of restructuring charges in the first nine months of fiscal 2012.

Our Domestic segment’s operating income in the third quarter and first nine months of fiscal 2013 decreased by $233 million and $460 million, respectively, compared to the same period in the prior year. The decreases were due primarily to an increase in restructuring charges and a decrease in the gross profit rate, partially offset by the elimination of the Best Buy Mobile profit share-based management fee. An increase in operating income due to the extra week of operations partially offset the decrease in the first nine months of fiscal 2013.

International

We experienced differing comparable store sales in the different geographies in our International segment. In Europe, we experienced a comparable store sales gain due to effective promotions and an increase in sales of higher-priced mobile phone handsets. In Canada, comparable store sales declines were the result of trends similar to those seen in the Domestic segment, including strong sales of mobile phones, more than offset by declines in televisions, notebooks and gaming. In China, increased competition from online competitors pressured prices across most product categories, while the end of certain government stimulus programs in December 2011 continued to have a negative impact on appliances. The combination of lower sales in Canada and China, as well as a decrease in the gross profit rate in Europe due to an increased mix of wholesale sales, a price competitive environment for mobile phones and a mix into more expensive handsets, resulted in lower gross profit and operating income in our International segment.

The following table presents selected financial data for the International segment ($ in millions):

	Three Months Ended		Nine Months Ended
	November 3, 2012	October 29, 2011	November 3, 2012	October 29, 2011
		(recast)		(recast)
Revenue	$3,080	$3,090	$8,612	$8,946
Revenue % growth (decline)	(0.3)%	1.5%	(3.7)%	4.4%
Comparable store sales % decline	(5.2)%	(3.2)%	(7.9)%	(2.1)%
Gross profit	$731	$820	$2,073	$2,330
Gross profit as % of revenue	23.7%	26.5%	24.1%	26.0%
SG&A	$733	$688	$2,158	$2,084
SG&A as % of revenue	23.8%	22.3%	25.1%	23.3%
Restructuring charges	$2	$—	$2	$(1)
Operating income (loss)	$(4)	$132	$(87)	$247
Operating income (loss) as % of revenue	(0.1)%	4.3%	(1.0)%	2.8%

The components of our International segment's 0.3% and 3.7% revenue decreases for the third quarter and first nine months of fiscal 2013, respectively, were as follows:

	Three Months Ended	Nine Months Ended
	November 3, 2012	November 3, 2012
Comparable store sales impact	(4.4)%	(6.8)%
Impact of foreign currency exchange rate fluctuations	1.7%	(0.2)%
Net store changes	1.5%	2.2%
Non-comparable sales channels(1)	0.9%	0.2%
Extra week of revenue(2)	—%	0.9%
Total revenue decrease	(0.3)%	(3.7)%

(1)
Non-comparable store sales channels primarily reflects the impact from revenue we earn from sales of merchandise to wholesalers and dealers as well as other non-comparable sales channels not included within our comparable store sales calculation.

(2)
Represents the estimated incremental revenue associated with stores in Canada in the first nine months of fiscal 2013, which had 40 weeks of activity, compared to 39 weeks in the first nine months of fiscal 2012.

The following table reconciles the number of International stores open at the beginning and end of the third quarters of fiscal 2013 and 2012:

	Fiscal 2013				Fiscal 2012 (recast)
	Total Stores at Beginning of Third Quarter	Stores Opened	Stores Closed	Total Stores at End of Third Quarter	Total Stores at Beginning of Third Quarter	Stores Opened	Stores Closed	Total Stores at End of Third Quarter
Best Buy Europe(1)	2,372	55	(34)	2,393	2,355	44	(28)	2,371
Canada
Future Shop	149	—	—	149	146	4	—	150
Best Buy	77	2	—	79	74	2	—	76
Best Buy Mobile stand-alone	41	6	—	47	19	7	—	26
China
Five Star	209	4	—	213	178	8	(1)	185
Mexico
Best Buy	8	4	—	12	6	—	—	6
Total International segment stores	2,856	71	(34)	2,893	2,778	65	(29)	2,814

(1)	Represents small-format The Carphone Warehouse and The Phone House stores.

The net addition of 36 large-format stores throughout the International segment during the past 12 months (Best Buy Canada, Five Star and Mexico) contributed the majority of the change in revenue associated with net new stores. The net addition of 43 small-format stores, including 22 net new small-format stores in Europe and 21 new small-format Best Buy Mobile stand-alone stores in Canada, had a significantly smaller impact on the overall revenue change given their smaller square footage compared to our large-format stores.

The following table presents revenue mix percentages and comparable store sales percentage changes for the International segment by revenue category in the third quarters of fiscal 2013 and 2012:

	Revenue Mix		Comparable Store Sales
	Three Months Ended		Three Months Ended
	November 3, 2012	October 29, 2011	November 3, 2012	October 29, 2011
		(recast)		(recast)
Consumer Electronics	16%	19%	(17.5)%	(2.8)%
Computing and Mobile Phones	65%	57%	2.4%	(3.7)%
Entertainment	3%	4%	(16.6)%	(3.3)%
Appliances	9%	10%	(9.4)%	(7.2)%
Services	7%	10%	(10.8)%	3.7%
Other	< 1%	< 1%	n/a	n/a
Total	100%	100%	(5.2)%	(3.2)%

The following is a description of the notable comparable store sales changes in our International segment by revenue category:

•
Consumer Electronics: The 17.5% comparable store sales decline was driven primarily by decreases in the sales of televisions and digital imaging products, primarily in Canada, as a result of industry softness and device convergence similar to that experienced within our Domestic segment.

•
Computing and Mobile Phones: The 2.4% comparable store sales gain resulted primarily from an increase in sales of mobile phones in Europe and Canada, as well as increased tablet sales in Canada. Partially offsetting this increase was a decline in sales of notebooks and desktop computers.

•
Entertainment: The 16.6% comparable store sales decline, principally in Canada, reflected decreases in sales of gaming due to fewer new software releases and the absence of new gaming platforms, similar to trends seen in the Domestic segment.

•
Appliances: The 9.4% comparable store sales decline was primarily due to a decrease in sales of appliances in our Five Star operations due to a slowdown in the housing market and the end of certain government stimulus programs in China in December 2011.

•	Services: The 10.8% comparable store sales decline was primarily due to the decrease in services in Europe.

Our International segment experienced a gross profit decline of $89 million, or 10.9%, in the third quarter of fiscal 2013, driven primarily by revenue declines in Canada and China and a gross profit rate decline in Europe. The 2.8% of revenue decrease in the gross profit rate was driven by Europe with an increased mix of lower-margin wholesale sales, promotions as a result of increased price competition and higher-cost mobile phone handsets. For the first nine months of fiscal 2013, our International segment experienced a gross profit decline of $257 million, or 11.0%. The decrease in gross profit was primarily due to a gross profit decline in Europe due to the factors described above.

Our International segment’s SG&A increased $45 million, or 1.5% of revenue, in the third quarter of fiscal 2013. The increase was driven by the absence of the Best Buy Mobile profit share-based management fee, which accounted for a reduction of $45 million in the third quarter of fiscal 2012, as SG&A spending was otherwise flat. Our International segment’s SG&A increased $74 million, or 1.8% of revenue, in the first nine months of fiscal 2013, driven primarily by the absence of the Best Buy Mobile profit share-based management fee, which accounted for a $109 million reduction to SG&A in the first nine months of fiscal 2012, and increased spending related to new Five Star stores. Partially offsetting the increase in SG&A was lower spending in Europe and the favorable impact of foreign currency exchange rate fluctuations.

The increase in the SG&A rate in the third quarter and first nine months of fiscal 2013 was driven by the absence of the Best Buy Mobile profit share-based management fee and the deleveraging impact of negative comparable store sales in Five Star and Canada, partially offset by lower spending in Europe.

The International segment experienced an operating loss in the third quarter and first nine months of fiscal 2013 compared to operating income in the prior-year periods primarily due to the decrease in revenue, coupled with the decline in the gross profit rate and the elimination of the Best Buy Mobile profit share-based management fee.

Liquidity and Capital Resources

We closely manage our liquidity and capital resources. Key variables we use to manage our liquidity requirements include the level of investment to support our growth strategies, discretionary SG&A spending, capital expenditures, credit facilities and short-term borrowing arrangements and working capital management. Capital expenditures are a component of our cash flow and capital management strategy which, to a large extent, we can adjust in response to economic and other changes in our business environment. We plan to exercise a disciplined approach to capital allocation, while investing in key areas such as Best Buy Mobile and our online channel, as well as modifying certain existing stores to re-allocate and optimize floor space.

Summary

The following table summarizes our cash and cash equivalents and short-term investments balances at November 3, 2012, March 3, 2012, and October 29, 2011 ($ in millions):

	November 3, 2012	March 3, 2012	October 29, 2011
			(recast)
Cash and cash equivalents	$309	$1,199	$2,073
Short-term investments	—	—	20
Total cash and cash equivalents and short-term investments	$309	$1,199	$2,093

The decrease in the balance of our cash and cash equivalents and short-term investments compared with the end of the third quarter of fiscal 2012 was primarily due to the $1.3 billion Best Buy Mobile buy-out in the fourth quarter of fiscal 2012, $689 million of capital expenditures, $549 million of share repurchases, the retirement of our $402 million convertible debentures and $222 million of dividends over the past year. The decrease in the balance of our cash and cash equivalents since March 3, 2012 was primarily due to capital expenditures, share repurchases and dividends, and cash used in operations during the first nine months of fiscal 2013.

Other Financial Measures

Our current ratio, calculated as current assets divided by current liabilities, was 1.1 at the end of the third quarter of fiscal 2013, compared with 1.2 at the end of fiscal 2012, and 1.2 at the end of the third quarter of fiscal 2012. The decrease compared to the prior-year period was due primarily to a decrease in cash and cash equivalents resulting from the factors described above.

Our debt to net earnings ratio was (7.9) at the end of the third quarter of fiscal 2013, compared with 6.7 at the end of fiscal 2012, and 1.6 at the end of the third quarter of fiscal 2012, driven primarily by a net loss in the trailing twelve months as a result of the Best Buy Mobile buy-out and goodwill impairment charge in the fourth quarter of fiscal 2012, a decline in the gross profit rate, and an increase in restructuring charges. Our adjusted debt to EBITDAR ratio, which includes capitalized operating lease obligations in its calculation, increased to 3.0 at the end of the third quarter of fiscal 2013, compared with 2.6 at the end of fiscal 2012, and 2.6 at the end of the third quarter of fiscal 2012, primarily due to decreased net earnings.

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

The following table presents a reconciliation of our debt to net earnings ratio and our adjusted debt to EBITDAR ratio ($ in millions):

	November 3, 2012(1)	March 3, 2012(1)	October 29, 2011(1)
			(recast)
Debt (including current portion)	$2,013	$2,208	$2,297
Capitalized operating lease obligations (8 times rental expense)(2)	9,453	9,402	9,356
Adjusted debt	$11,466	$11,610	$11,653

Net earnings (loss) including noncontrolling interests(3)	$(256)	$330	$1,442
Goodwill impairment	1,207	1,207	—
Interest expense, net	79	97	83
Income tax expense	412	709	698
Depreciation and amortization expense(4)	1,252	968	1,101
Rental expense	1,182	1,175	1,169
EBITDAR	$3,876	$4,486	$4,493

Debt to net earnings (loss) ratio	(7.9)	6.7	1.6
Adjusted debt to EBITDAR ratio	3.0	2.6	2.6

(1)	Debt is reflected as of the respective balance sheet dates, while rental expense and the other components of EBITDAR represent activity for the 12 months ended as of each of the respective dates.

(2)
The multiple of eight times annual rental expense in the calculation of our capitalized operating lease obligations is the multiple used for the retail sector by one of the nationally recognized credit rating agencies that rate our creditworthiness, and we consider it to be an appropriate multiple for our lease portfolio.

(3)
We utilize net earnings (loss) including noncontrolling interests within our calculation as the earnings and related cash flows attributable to noncontrolling interests are available to service our debt and operating lease commitments.

(4)	Depreciation and amortization expense includes impairments of fixed assets, investments and intangible assets, as well as charges related to our restructuring activities.

Cash Flows

The following table summarizes our cash flows for the first nine months of fiscal 2013 and 2012 ($ in millions):

	Nine Months Ended
	November 3, 2012	October 29, 2011
		(recast)
Total cash provided by (used in):
Operating activities	$(121)	$1,900
Investing activities	(412)	(555)
Financing activities	(607)	(611)
Effect of exchange rate changes on cash	48	1
Adjustment for fiscal year-end change	202	235
Increase (decrease) in cash and cash equivalents	$(890)	$970

The decrease in cash provided by operating activities in the first nine months of fiscal 2013 compared to the prior-year period was primarily due to the following factors:

•	higher cash outflows experienced in fiscal 2013 in relation to inventory, due primarily to:

◦	unusually low inventory levels at the beginning of fiscal 2012, leading to reduced outflows as inventory levels normalized by the end of the third quarter of fiscal 2012; and

◦
increased inventory purchasing during the third quarter of fiscal 2013 due to the timing of the Thanksgiving holiday (one week closer to the end of the third quarter in fiscal 2013 than in fiscal 2012) and the timing of significant product launches in fiscal 2013;

•	lower operating income levels in fiscal 2013;

•	higher cash outflows in fiscal 2013 due to payments related to restructuring activities;

•	lower levels of transaction taxes payable in fiscal 2013; and

•	lower cash inflows from receivables due to timing of bank and credit card settlements.

The reduction in cash used in investing activities in the first nine months of fiscal 2013 was primarily due to a lower level of restricted cash pledged to banks in China.

The decrease in cash used in financing activities in the first nine months of fiscal 2013 was primarily the result of the suspension of share repurchase activity at the end of the second quarter of fiscal 2013. This was almost fully offset by a decrease in borrowings due to the issuance of the $1.0 billion of long-term securities in the prior-year period.

Share Repurchases and Dividends

In June 2011, our Board of Directors authorized a new $5.0 billion share repurchase program. The June 2011 program terminated and replaced our prior $5.5 billion share repurchase program authorized in June 2007. There is no expiration date governing the period over which we can repurchase shares under the June 2011 share repurchase program. We have suspended our share repurchase program for the remainder of fiscal 2013.

In the third quarter of fiscal 2013, we did not repurchase or retire any shares of our common stock. We repurchased and retired 13.1 million shares of our common stock at a cost of $323 million during the third quarter of fiscal 2012. We have $4.0 billion available for future repurchases at November 3, 2012, under our June 2011 share repurchase program. Repurchased shares have been retired and constitute authorized but unissued shares.

During the third quarter of fiscal 2013, we declared and paid our regular quarterly cash dividend of $0.17 per common share, or $57 million in the aggregate. During the same period one year ago, we declared and paid a regular quarterly cash dividend of $0.16 per common share, or $58 million in the aggregate. As announced on December 5, 2012, our Board of Directors authorized payment of our next regular quarterly cash dividend of $0.17 per common share, payable on December 31, 2012, to shareholders of record as of the close of business on December 11, 2012.

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

We have a $1.0 billion 364-Day senior unsecured revolving credit facility (the "364-Day Facility Agreement") and a $1.5 billion five-year senior unsecured revolving credit facility (the "Five-Year Facility Agreement") (collectively the "Agreements") with a syndicate of banks. The 364-Day Facility Agreement expires in August 2013 and the Five-Year Facility Agreement expires in October 2016. At November 30, 2012, we had no borrowings outstanding under the Agreements.

We also have $900 million available under unsecured revolving credit and demand facilities related to our International segment operations, of which $310 million was outstanding at November 3, 2012.

Our ability to access our facilities is subject to our compliance with the terms and conditions of such facilities, including financial covenants. The financial covenants require us to maintain certain financial ratios. At November 3, 2012, we were in compliance with all such financial covenants. If an event of default were to occur with respect to any of our other debt, it would likely constitute an event of default under our facilities as well.

Our credit ratings and outlooks at November 30, 2012, are summarized below. On November 21, 2012, Moody's Investors Service, Inc. (“Moody's”) indicated that there was no change to its Baa2 long-term rating and outlook of Developing. Also on November 21, 2012, Standard & Poor's Ratings Services (“Standard & Poor's”) and Fitch Ratings Ltd. (“Fitch”) initiated ratings actions. Standard & Poor's lowered its corporate credit rating from BB+ to BB and also changed its outlook from Credit Watch with negative implications to Negative. Fitch lowered its rating from BB+ to BB- and revised its outlook from Credit Watch Negative to Negative.

Pending a review by Moody's, the outcome of a Developing outlook could result in (1) a reaffirmation of its most recent rating, or (2) a change in rating and/or outlook.

Rating Agency	Rating	Outlook
Moody’s	Baa2	Developing
Standard & Poor’s	BB	Negative
Fitch	BB-	Negative

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

Auction Rate Securities and Restricted Cash

At November 3, 2012, and October 29, 2011, we had $21 million and $84 million, respectively, invested in auction rate securities ("ARS") recorded at fair value within Short-term investments and Equity and other investments (long-term) in our Condensed Consolidated Balance Sheets. The majority of our ARS portfolio is AA/Aaa-rated and collateralized by student loans, which are guaranteed 95% to 100% by the U.S. government. Due to the auction failures that began in February 2008, we have been unable to liquidate a portion of our ARS. The investment principal associated with our remaining ARS subject to failed auctions will not be accessible until successful auctions occur, a buyer is found outside of the auction process, the issuers establish a different form of financing to replace these securities or final payments are due according to the contractual maturities of the debt issues, which range from 10 to 29 years. We do not intend to sell our remaining ARS until we can recover the full principal amount through one of the means described above. In addition, we do not believe it is more likely than not we would be required to sell our remaining ARS until we can recover the full principal amount based on our other sources of liquidity.

Our liquidity also is affected by restricted cash balances that are pledged as collateral or restricted to use for vendor payables, general liability insurance, workers’ compensation insurance, and customer warranty and insurance programs. Restricted cash and cash equivalents, which are included in other current assets, were $375 million, $459 million and $520 million at November 3, 2012, March 3, 2012, and October 29, 2011, respectively. The decrease in restricted assets from the third quarter of fiscal 2012 and the end of fiscal 2012 was due primarily to decreased cash reserve amounts within certain of our foreign operations.

Debt and Capital

At November 3, 2012, we had short-term debt outstanding under our various credit and demand facilities of $310 million, a decrease from $480 million at March 3, 2012 and an increase from $163 million at October 29, 2011. The decrease from the end of fiscal 2012 was primarily the result of higher European facility borrowings during the key holiday season at fiscal year-end. The increase from the third quarter of fiscal 2012 was a result of increased borrowings on our Europe facility due to lower cash generated from our European operating activities.

U.S. Revolving Credit Facilities

We have a 364-Day Facility Agreement and a Five-Year Facility Agreement with JPMorgan Chase Bank, N.A. (“JPMorgan”), as administrative agent, and a syndicate of banks. The Agreements permit borrowings up to $2.5 billion (which may be increased to up to $3.0 billion at our option under certain circumstances) and a $300 million letter of credit sublimit. The 364-Day Facility Agreement expires in August 2013 and the Five-Year Facility Agreement expires in October 2016. See Note 8, Debt, of Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further description of the 364-Day Facility Agreement. See Note 8, Debt, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended March 3, 2012, for further description of the Five-Year Facility Agreement.

Europe Revolving Credit Facility

Best Buy Europe, a venture between Best Buy Co., Inc. and Carphone Warehouse Group plc, has a £400 million ($646 million based on the exchange rate in effect as of the end of the third quarter of fiscal 2013) unsecured revolving credit facility agreement (the “Europe RCF”) with ING Bank N.V., London Branch, as agent, and a syndicate of banks to finance its working capital needs. The RCF expires in July 2015. See Note 8, Debt, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended March 3, 2012, for further description of the Europe RCF.

2013 Notes

We have $500 million principal amount of notes due July 15, 2013 (the “2013 Notes”). Prior to August 6, 2012, the 2013 Notes bore interest at a fixed rate of 6.75% per year. As a result of a credit downgrade, the 2013 Notes bore interest at a fixed rate of 7.00% from August 6, 2012 to November 21, 2012, and currently bear interest at a fixed rate of 7.25%. Interest on the 2013 Notes is payable semi-annually on January 15 and July 15 of each year, beginning January 15, 2009. Net proceeds from the sale of the 2013 Notes were $496 million, after an initial issuance discount of $1 million and other transaction costs. See Note 8, Debt, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended March 3, 2012, for further description of the 2013 Notes.

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

Foreign Currency Exchange Rate Risk

We have market risk arising from changes in foreign currency exchange rates related to our International segment operations. On a limited basis, we utilize foreign exchange forward contracts to manage foreign currency exposure to certain forecast inventory purchases, revenue streams and recognized receivable and payable balances. Our primary objective in holding derivatives is to reduce the volatility of net earnings and cash flows associated with changes in foreign currency exchange rates. Our foreign currency risk management strategy includes cash flow hedges as well as derivatives that are not designated as hedging instruments. The cash flow hedge contracts generally have terms of up to two years, while the derivatives not designated as hedges generally have terms up to six months. The aggregate notional amount and fair value recorded on our Condensed Consolidated Balance Sheets related to our foreign exchange forward and swap contracts outstanding was $323 million and $1 million, respectively, at November 3, 2012. The amount recorded in our Condensed Consolidated Statements of Earnings and Comprehensive Income related to all contracts settled and outstanding was a loss of $1 million in the third quarter of fiscal 2013. See Note 9, Derivative Instruments, of Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information regarding our derivative instruments.

The overall strength of the U.S. dollar compared to the British pound, Canadian dollar and Mexican peso since the end of the third quarter of fiscal 2012 has had a negative overall impact on our revenue as the foreign denominations translated into less U.S. dollars. The weakness of the U.S. dollar compared to the Chinese Yuan had a positive impact on revenue. It is not possible to determine the exact impact of foreign currency exchange rate fluctuations; however, the effect on reported revenue and net earnings can be estimated. We estimate that foreign currency exchange rate fluctuations had a negative impact on our revenue of approximately $52 million and a positive impact on our net earnings of approximately $1 million in the third quarter of fiscal 2013.

Interest Rate Risk

Short- and long-term debt

At November 3, 2012, our short- and long-term debt was comprised primarily of credit facilities and our 2013 Notes, 2016 Notes and 2021 Notes. We currently do not manage the interest rate risk on our debt through the use of derivative instruments.

Our credit facilities’ interest rates may be reset due to fluctuations in a market-based index, such as the federal funds rate, the LIBOR, or the base rate or prime rate of our lenders. A hypothetical 100-basis-point change in the interest rates on the outstanding balance of our credit facilities as of November 3, 2012, would change our annual pre-tax earnings by $3 million.

There is no interest rate risk associated with our 2016 Notes or 2021 Notes, as the interest rates are fixed at 3.75% and 5.50%, respectively, per annum. The interest rate on our 2013 Notes is subject to change based on our credit ratings and had a fixed interest rate of 7.00% at November 3, 2012.

Long-term investments in debt securities

At November 3, 2012, our long-term investments in debt securities were comprised of ARS. These investments are not subject to material interest rate risk. A hypothetical 100-basis point change in the interest rates on our ARS investments as of November 3, 2012, would change our annual pre-tax earnings by less than $1 million. We do not manage interest rate risk on our investments in debt securities through the use of derivative instruments.

Other Market Risks

Investments in auction rate securities

At November 3, 2012, we held $21 million in investments in ARS, which includes a $2 million pre-tax unrealized loss in accumulated other comprehensive income. Given current conditions in the ARS market, we may incur additional temporary unrealized losses or other-than-temporary realized losses in the future if market conditions were to persist and we were unable to recover the cost of our ARS investments. A hypothetical 100-basis point loss from the par value of these investments as of November 3, 2012, would result in an impairment of less than $1 million.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), at November 3, 2012. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at November 3, 2012, our disclosure controls and procedures were effective.

There was no change in internal control over financial reporting during the fiscal quarter ended November 3, 2012, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Securities Actions

In February 2011, a purported class action lawsuit captioned, IBEW Local 98 Pension Fund, individually and on behalf of all others similarly situated v. Best Buy Co., Inc., et al., was filed against us and certain of our executive officers in the U.S. District Court for the District of Minnesota. This federal court action alleges, among other things, that we and the officers named in the complaint violated Sections 10(b) and 20A of the Exchange Act and Rule 10b-5 under the Exchange Act in connection with press releases and other statements relating to our fiscal 2011 earnings guidance that had been made available to the public. Additionally, in March 2011, a similar purported class action was filed by a single shareholder, Rene LeBlanc, against us and certain of our executive officers in the same court. In July 2011, after consolidation of the IBEW Local 98 Pension Fund and Rene LeBlanc actions, a consolidated complaint captioned, IBEW Local 98 Pension Fund v. Best Buy Co., Inc., et al., was filed and served. We filed a motion to dismiss the consolidated complaint in September 2011, and in March 2012, subsequent to the end of fiscal 2012, the court issued a decision dismissing the action with prejudice. In April 2012, the plaintiffs filed a motion to alter or amend the court's decision on our motion to dismiss. In October 2012, the court granted plaintiff's motion to alter or amend the court's decision on our motion to dismiss in part by vacating such decision and giving plaintiff leave to file an amended complaint, which plaintiff did on October 29, 2012. We filed a motion to dismiss the amended complaint in November 2012 and expect all responsive pleadings to be filed in December 2012. The court's decision will be rendered thereafter.

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

Trade Secrets Action

In February 2011, a lawsuit captioned Techforward, Inc. v. Best Buy Co., Inc., et. al. was filed against us in the U.S. District Court, Central District of California. The case alleges that we implemented our “Buy Back Plan” in February 2011 using trade secrets misappropriated from plaintiff's buyback plan that were disclosed to us during business relationship discussions and also breached both an agreement for a limited marketing test of plaintiff's buyback plan and a non-disclosure agreement related to the business discussions. In November 2012, a jury found we were unjustly enriched through misappropriation of trade secrets and awarded plaintiff $22. The jury also found that although we breached the subject contracts, plaintiff suffered no resulting damage. In December 2012, the court further awarded the plaintiff $5 in exemplary damages. Also in December 2012, plaintiff submitted its motion for attorney fees and costs which the court may also award. We believe that the jury verdict and court award is inconsistent with the law and the evidence offered at trial. As such, we believe meritorious bases exist to appeal the resulting judgment and award and intend to vigorously contest these decisions. While we cannot predict the ultimate outcome of this lawsuit, we do not believe it will have a material effect on our consolidated financial position or results of operations.

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

4.1
364-Day Credit Agreement dated as of August 31, 2012, among Best Buy Co., Inc., the subsidiary guarantors and the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by Best Buy Co., Inc. on September 5, 2012)

10.1
Employment agreement, dated November 9, 2012, between Sharon McCollam and Best Buy Co., Inc. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Best Buy Co., Inc. on November 15, 2012)

10.2
Employment agreement, dated August 19, 2012, between Hubert Joly and Best Buy Co., Inc. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Best Buy Co., Inc. on August 21, 2012)

10.3
Form of Long-Term Incentive Program Buy-Out Award Agreement dated September 4, 2012, between Hubert Joly and Best Buy Co., Inc. (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by Best Buy Co., Inc. on September 6, 2012)

10.4	Confidential Employment Separation and General Release Agreement, dated October 23, 2012, between Michael A. Vitelli and Best Buy Co., Inc.

10.5	Confidential Employment Transition, Separation and General Release Agreement, dated October 9, 2012, between James L. Muehlbauer and Best Buy Co., Inc.

10.6
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

101
The following financial information from our Quarterly Report on Form 10-Q for the third quarter of fiscal 2013, filed with the SEC on December 5, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets at November 3, 2012; March 3, 2012; and October 29, 2011, (ii) the Condensed Consolidated Statements of Earnings and Comprehensive Income for the three and nine months ended November 3, 2012, and October 29, 2011, (iii) the Consolidated Statements of Cash Flows for the nine months ended November 3, 2012, and October 29, 2011, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended November 3, 2012, and October 29, 2011, and (v) the Notes to Condensed Consolidated Financial Statements.

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

BEST BUY CO., INC.
(Registrant)

Date: December 5, 2012	By:	/s/ HUBERT JOLY
Hubert Joly
President and Chief Executive Officer
(duly authorized and principal executive officer)

Date: December 5, 2012	By:	/s/ JAMES L. MUEHLBAUER
James L. Muehlbauer
Executive Vice President — Finance
and Chief Financial Officer
(duly authorized and principal financial officer)

Date: December 5, 2012	By:	/s/ SUSAN S. GRAFTON
Susan S. Grafton
Senior Vice President, Controller
and Chief Accounting Officer
(duly authorized and principal accounting officer)