Form 10-KT
period 2013-02-02
BEST BUY CO INC
filed 2013-03-27
CIK 764478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-K
(Mark One)

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from March 4, 2012 to February 2, 2013

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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒ Yes ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) ☐ Yes ☒ No
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of August 4, 2012, was approximately $4.1 billion, computed by reference to the price of $17.64 per share, the price at which the common equity was last sold on August 4, 2012, as reported on the New York Stock Exchange-Composite Index. (For purposes of this calculation all of the registrant's directors and executive officers are deemed affiliates of the registrant.)
As of March 21, 2013, the registrant had 338,770,740 shares of its Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement dated on or about May 8, 2013 (to be filed pursuant to Regulation 14A within 120 days after the registrant's fiscal year-end of February 2, 2013), for the regular meeting of shareholders to be held on June 20, 2013 ("Proxy Statement"), are incorporated by reference into Part III.

CAUTIONARY STATEMENT PURSUANT TO THE
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Section 27A of the Securities Act of 1933, as amended ("Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"), provide a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their companies. With the exception of historical information, the matters discussed in this Transition Report on Form 10-K are forward-looking statements and may be identified by the use of words such as "anticipate," "assume," "believe," "estimate," "expect," "intend," "foresee," "plan," "project," "outlook," and other words and terms of similar meaning. Such statements reflect our current view with respect to future events and are subject to certain risks, uncertainties and assumptions. A variety of factors could cause our future results to differ materially from the anticipated results expressed in such forward-looking statements. Readers should review Item 1A, Risk Factors, of this Transition Report on Form 10-K for a description of important factors that could cause our future results to differ materially from those contemplated by the forward-looking statements made in this Transition Report on Form 10-K. Our forward-looking statements speak only as of the date of this report or as of the date they are made, and we undertake no obligation to update our forward-looking statements.

BEST BUY    FISCAL    2013    FORM    10-K    TRANSITION REPORT

PART I

Item 1.  Business.

Unless the context otherwise requires, the use of the terms "we," "us" and "our" in this Transition Report on Form 10-K refers to Best Buy Co., Inc. and, as applicable, its consolidated subsidiaries.

Description of Business

We are a multi-national, e-commerce and physical retailer of consumer electronics, including mobile phones, tablets and computers, large and small appliances, televisions, digital imaging, entertainment products and related accessories. We also offer technology services – including support, repair, troubleshooting and installation – under the Geek Squad brand. We operate online retail operations, retail stores and call centers and conduct operations under a variety of names such as Best Buy (BestBuy.com, BestBuy.ca), Best Buy Mobile (BestBuyMobile.com), The Carphone Warehouse (CarphoneWarehouse.com), Five Star, Future Shop (FutureShop.ca), Geek Squad, Magnolia Audio Video, Pacific Sales and The Phone House (PhoneHouse.com). References to our website addresses do not constitute incorporation by reference of the information contained on the websites.

Information About Our Segments and Geographic Areas

During fiscal 2013 (11-month), we operated two reportable segments: Domestic and International. The Domestic segment is comprised of the operations in all states, districts and territories of the U.S., operating under various brand names including, but not limited to, Best Buy, Best Buy Mobile, Geek Squad, Magnolia Audio Video and Pacific Sales.

The International segment is comprised of: (i) all Canada operations, operating under the brand names Best Buy, Best Buy Mobile, Cell Shop, Connect Pro, Future Shop and Geek Squad; (ii) all Europe operations, operating under the brand names The Carphone Warehouse, The Phone House and Geek Squad; (iii) all China operations, operating under the brand names Five Star and Best Buy Mobile and (iv) all Mexico operations, operating under the brand names Best Buy, Best Buy Express and Geek Squad.

Financial information about our segments and geographic areas is included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Note 14, Segment and Geographic Information, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Transition Report on Form 10-K.

Domestic Segment

We were incorporated in the state of Minnesota in 1966 as Sound of Music, Inc. Today, our U.S. Best Buy stores offer our customers a wide variety of consumer electronics, computing and mobile phone products, entertainment products, large and small appliances and related accessories and services with variations on product assortments, staffing, promotions and store design to address specific customer groups and local market needs.

In fiscal 2001, we acquired Magnolia Hi-Fi, Inc. - a Seattle-based, high-end retailer of audio and video products and services - to access an upscale customer segment. Today, we operate Magnolia Home Theater store-within-a-store experiences in certain U.S. Best Buy stores, offering customers high-end electronics with specially trained employees. In fiscal 2010, we also began operating Magnolia Design Center store-within-a-store experiences to further enhance the unique product offerings and high-touch customer service provided by the Magnolia brand in select U.S. Best Buy stores.

In fiscal 2003, we acquired Geek Squad Inc. to further our plans of providing technology support services to customers. Geek Squad service is available in all U.S. Best Buy branded stores.

In fiscal 2007, we acquired California-based Pacific Sales Kitchen and Bath Centers, Inc. ("Pacific Sales"). Pacific Sales specializes in the sale and installation of high-end and mass-market premium brand kitchen appliances, plumbing fixtures and home entertainment products, with a focus on builders and remodelers. In fiscal 2011, we also began integrating Pacific Sales into select U.S. Best Buy stores via our Pacific Kitchen and Home store-within-a-store experience, offering customers many of the same products and services offered in that brand's stand-alone store format.

In fiscal 2007, we also developed the Best Buy Mobile concept through a management consulting agreement with U.K.-based Carphone Warehouse Group plc ("CPW"). Best Buy Mobile provides a comprehensive assortment of mobile phones, accessories and related services using experienced sales personnel in all U.S. Best Buy stores, as well as stand-alone stores.

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

In fiscal 2009, we acquired a 50% controlling interest in Best Buy Europe Distributions Limited ("Best Buy Europe"). Best Buy Europe is a venture with CPW, consisting of CPW's former retail and distribution business with nearly 2,400 small-format The Carphone Warehouse and The Phone House stores, online channels, device insurance operations, and mobile and fixed-line telecommunication services.

In fiscal 2009, we expanded our Best Buy Mobile operations to Canada by opening stand-alone stores. We now also offer the Best Buy Mobile store-within-a-store experience in all Best Buy branded stores in Canada. Also in fiscal 2009, we opened our first Best Buy branded store in Mexico, located in Mexico City.

In fiscal 2013 (11-month), we introduced the Best Buy Mobile concept in China, and we now offer the store-within-a-store experience in select Five Star stores. We also introduced a small-format store in Mexico, Best Buy Express, that focuses on high traffic, convenience purchases with a higher mix of accessory products.
In order to align our fiscal reporting periods and comply with statutory filing requirements in certain foreign jurisdictions, we consolidate the financial results of our Europe, China and Mexico operations on a one-month lag. Consistent with such consolidation, the financial and non-financial information presented in this Transition Report on Form 10-K relative to our Europe, China and Mexico operations is also presented on a one-month lag.

Operations

Domestic Segment

Our Domestic segment is managed by product and service categories and channels, with separate leadership teams for each area. These teams are responsible for determining how their products and services are marketed across our three primary channels - online, retail stores and call centers. In addition to these teams, separate teams manage support capabilities (e.g., human resources and real estate management) and channel operations. Retail store operations are divided into territories and districts based on geography and store size. District managers monitor store operations and meet regularly with store managers to discuss performance.

Corporate management generally controls advertising, merchandise purchasing and pricing, as well as inventory policies across all of our channels. Our retail stores have developed procedures for inventory management, transaction processing, customer relations, store administration, product sales and services, staff training and merchandise display that are standardized within each store brand. All stores within each store brand generally operate in the same manner under the standard procedures with a degree of flexibility for store management to address certain local market characteristics.

International Segment

Located throughout eight European countries, The Carphone Warehouse and The Phone House stores are significantly smaller than our Best Buy branded stores and employ sales associates that provide independent advice on the network service plan and hardware best suited to each customer. Most phone sales require in-store registration with the network operator facilitated by our employees, allowing the customer to leave the store with a fully active phone and a service contract. Advertising, merchandise purchasing and pricing, and inventory policies for these stores are controlled by corporate retail management in each respective local market.

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

Our Five Star stores primarily utilize vendor employees and full-time sales associates to sell our products. Corporate retail management generally controls advertising, merchandise purchasing and pricing, and inventory policies, although management for individual regions within our Five Star brand may vary these operations to adapt to local customer needs.

Our stores in Mexico employ an operating model similar to that used in our U.S. Best Buy stores.

Merchandise and Services

Domestic Segment

Our online channel and U.S. Best Buy stores have offerings in six revenue categories: Consumer Electronics, Computing and Mobile Phones, Entertainment, Appliances, Services and Other. Consumer Electronics consists primarily of video and audio products. Video products include televisions, e-Readers, navigation products, digital cameras and accessories, digital camcorders and accessories and DVD and Blu-ray players. Audio products include MP3 players and accessories, home theater audio systems and components, musical instruments and mobile electronics such as car stereo and satellite radio products. The Computing and Mobile Phones revenue category includes notebook and desktop computers, tablets, monitors, mobile phones and related subscription service commissions, hard drives and other storage devices, networking equipment, office supplies and other related accessories such as printers. The Entertainment revenue category includes video gaming hardware and software, DVDs, Blu-rays, CDs, digital downloads and computer software. The Appliances revenue category includes both major and small appliances. The Services revenue category consists primarily of service contracts, extended warranties, computer-related services, product repair, and delivery and installation for home theater, mobile audio and appliances. The Other revenue category includes non-core offerings such as snacks and beverages.

U.S. Best Buy Mobile offerings are included in our Computing and Mobile Phones and Services revenue categories. Revenue from U.S. Best Buy Mobile stand-alone stores is primarily derived from mobile phone hardware, subscription service commissions from mobile phone network operators and associated mobile phone accessories.

Magnolia Audio Video stores have offerings in two revenue categories: Consumer Electronics and Services. Consumer Electronics consists of video and audio products. Video products include televisions, DVD and Blu-ray players and accessories. Audio products include home theater audio systems and components, mobile electronics and accessories. The Services revenue category consists primarily of home theater system installation, as well as extended warranties.

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

International Segment

The Carphone Warehouse and The Phone House stores in Europe have offerings in two revenue categories: Computing and Mobile Phones and Services. Computing and Mobile Phones consists primarily of mobile phone hardware, subscription service commissions from mobile phone network operators, associated mobile phone accessories and tablets. Services consists of insurance operations, providing protection primarily for the replacement of lost, stolen or damaged mobile phones and tablets, as well as mobile and fixed-line telecommunication services, billing management services and Geek Squad repair services.

In Canada, the Future Shop and Best Buy branded stores have offerings in Consumer Electronics, Computing and Mobile Phones, Entertainment, Services and Other, and at Future Shop only, Appliances. Although Future Shop and Best Buy branded stores in Canada offer similar products, there are differences in brands and depth of selection. Further, Geek Squad services are only available in the Best Buy branded stores, with Future Shop's service offerings branded as Connect Pro. Best Buy Mobile offerings in Canada are similar to those offered in our U.S. Best Buy Mobile stores.

In China, our Five Star stores have offerings in four revenue categories: Appliances, Consumer Electronics, Computing and Mobile Phones and Services. The products and services in these revenue categories are similar to those of our U.S. Best Buy stores.

Our stores in Mexico have offerings in six revenue categories: Consumer Electronics, Computing and Mobile Phones, Entertainment, Appliances, Services and Other, with products and services similar to those of our U.S. Best Buy stores.

Distribution

Domestic Segment

U.S. Best Buy online merchandise sales generally are either picked up at U.S. Best Buy stores or fulfilled directly to customers from our distribution centers. Most merchandise for our U.S. Best Buy, U.S. Best Buy Mobile, Magnolia Audio Video and Pacific Sales stores is shipped directly from manufacturers to our distribution centers or warehouses located throughout the U.S. In order to meet release dates for certain products, merchandise is shipped directly to our stores from suppliers. Contract carriers transport merchandise from distribution centers and warehouses to stores, though for some Appliances products merchandise is transported directly to customers.

International Segment

The Carphone Warehouse and The Phone House stores' merchandise is shipped directly from our suppliers to distribution centers across Europe. Contract carriers ship merchandise from distribution centers to stores.

Our Canada stores' merchandise is shipped directly from our suppliers to our distribution centers. In order to meet release dates for selected products, certain merchandise is shipped directly to our stores from suppliers. Contract carriers ship merchandise from distribution centers to stores.

We receive our Five Star stores' merchandise at nearly 40 distribution centers and warehouses located throughout the Five Star retail chain, the largest of which is located in Nanjing, Jiangsu Province. Our Five Star stores are dependent upon the distribution centers for inventory storage and the shipment of most merchandise to our stores or customers. Large merchandise, such as major appliances, is generally fulfilled directly to customers through our distribution centers and warehouses.

Our stores in Mexico have distribution methods similar to that of our U.S. Best Buy stores.

Suppliers and Inventory

Our business is to distribute a broad selection of products, predominantly from third-party suppliers. We work with a variety of suppliers and in fiscal 2013 (11-month), our 20 largest suppliers accounted for just under 70% of the merchandise we purchased, with 5 suppliers – Apple, Samsung, Hewlett-Packard, Sony, and LG Electronics – representing approximately 45% of total merchandise purchased. We generally do not have long-term written contracts with our major suppliers.

We carefully monitor and manage our inventory levels to match quantities on hand with consumer demand as closely as possible. Key elements to our inventory management process include the following: continuous monitoring of historical and projected consumer demand; continuous monitoring and adjustment of inventory receipt levels; agreements with vendors relating to reimbursement for the cost of markdowns or sales incentives; and agreements with vendors relating to return privileges for certain products.

We also have a global sourcing operation to design, develop, test and contract manufacture our own line of exclusive brand products.

Store Development

Domestic Segment

During fiscal 2013 (11-month), we closed 47 U.S. Best Buy stores, 1 U.S. Best Buy Mobile stand-alone store and 1 Magnolia store while opening 105 U.S. Best Buy Mobile stand-alone stores. We continue to offer Geek Squad support services, as well as the Best Buy Mobile store-within-a-store experience, in all U.S. Best Buy stores. In fiscal 2014, we currently expect to close an additional five to ten U.S. Best Buy stores and open a small number of U.S. Best Buy Mobile stand-alone stores.

International Segment

Best Buy Europe opened 122 new stores and closed 126 stores in fiscal 2013 (11-month). Our small-format stores in Europe tend to have a greater number of store openings and closings compared to our other store formats, as we continually reposition and resize stores in certain markets and locations in order to optimize overall performance. In the remainder of our International segment, we opened 40 new stores and closed 21 stores. Store closures were primarily driven by Future Shop and Best Buy branded stores in Canada. Store openings were primarily driven by Best Buy Mobile Canada and Five Star. We offer Geek Squad support services in all Best Buy branded stores and within select The Carphone Warehouse and The Phone House stores in the U.K and Spain, as well as similar Connect Pro branded services in Future Shop stores. We offer the Best Buy Mobile store-within-a-store experience in all Best Buy branded stores in Canada, with a similar Cell Shop branded concept in the majority of Future Shop stores. The Best Buy Mobile store-within-a-store experience is also offered in select Five Star stores in China. In fiscal 2014, we currently expect to open a limited number of small-format stores in Europe, while continuing to review our portfolio of Best Buy stores across all geographies.

Refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, for tables reconciling our Domestic and International segment stores open at the end of each of the last three fiscal years.

Intellectual Property

We own or have the right to use valuable intellectual property such as trademarks, service marks and tradenames, including, but not limited to, "Best Buy," "Best Buy Mobile," "The Carphone Warehouse," "Dynex," "Five Star," "Future Shop," "Geek Squad," "Init," "Insignia," "Magnolia," "mindSHIFT," "Pacific Sales," "The Phone House," "Rocketfish," and our "Yellow Tag" logo.

We have secured domestic and international trademark and service mark registrations for many of our brands. We have also secured patents for many of our inventions. We believe our intellectual property has significant value and is an important factor in the marketing of our company, our stores, our products and our websites.

Seasonality

Our business, like that of many retailers, is seasonal. Historically, we have realized more of our revenue and a large portion of our earnings in the fiscal fourth quarter, which includes the majority of the holiday shopping season in the U.S., Europe, Canada and Mexico, than in any other fiscal quarter.

Working Capital

We fund our business operations through a combination of available cash and cash equivalents, short-term investments and cash flows generated from operations. In addition, our revolving credit facilities are available for additional working capital needs, for general corporate purposes and investment opportunities. Our working capital needs are typically greatest in the months leading up to the holiday shopping season as we purchase inventory in advance of expected sales.

Competition

Our primary competitors are consumer electronics retailers, including vendors who offer their products direct to the consumer, internet-based businesses, wholesale clubs, discount chains and home-improvement superstores.

Some of our competitors have low cost operating structures and seek to compete for sales primarily on price. In addition, in the U.S., online-only operators are exempt from collecting sales taxes in certain states. We believe this advantage will continue to be eroded as sales tax rules are re-evaluated at both the state and federal level. We carefully monitor pricing offered by other retailers and continuously adjust our pricing and promotions to maintain our competitiveness. Beginning in March 2013, we implemented an enhanced price-matching policy in the U.S. to allow customers to request that we match a price offered by certain retail store and online operators, following a successful pilot over the fiscal 2013 (11-month) holiday season. In order to allow this, we are focused on maintaining efficient operations and leveraging the economies of scale available to us and our global vendor partnerships.

In addition to price, we believe our ability to deliver a high quality customer experience offers us a key competitive advantage. We believe our dedicated and knowledgeable people, integrated online and store channels, broad product assortment, range of focused service and support offerings, distinct store formats and brand marketing strategies are important ways in which we maintain this advantage.

Environmental Matters

While seeking and discovering new and innovative ways to engage our customers, we also strive to lessen our impact on the environment. Our energy efficiency strategy is focused on reducing energy use in our operations and on offering energy efficient products and services to our customers. For our exclusive brand products, we continue to make efforts to provide products that use less energy, are made with a reduction of toxic materials and are packaged in more responsible ways. Continued efforts to be more environmentally conscious in our exclusive brands packaging focuses on the use of recycled materials, non-solvent coatings and organic inks where possible.

Our energy efficient practices include a centralized automated energy management system for our U.S. Best Buy stores and retail energy reports by store. We continue to evolve our High Performance Building Program as we remodel and update locations. For example, where economically viable, during remodels we install skylights and dimmable lighting to reduce our energy consumption. These energy efficiency improvements, as well as process enhancements, have helped us reduce our carbon footprint. In calendar 2010, we set a long-term goal of reducing our carbon dioxide emissions by 20% by calendar 2020 (over a 2009 baseline). During calendar 2012, our retail stores, distribution centers and corporate offices reduced over 58,000 metric tons of carbon dioxide (CO2) emissions, an “absolute” decrease of 8.4 % from the previous calendar year.

Our U.S. Best Buy customers purchased over 21.2 million ENERGY STAR® certified products in calendar 2012. Through our ENERGY STAR program, we helped our customers realize utility bill savings of over $51 million in calendar 2012. This energy saving equates to just over 689 million pounds of CO2 avoidance, or the equivalent of removing 61,000 cars from U.S. roads. We are also investing in partnerships that increase our product and service offerings to our customers that will allow for more affordable energy efficient products.

Our nationwide consumer electronics recycling program allows customers to bring many consumer electronics products to our U.S. stores for free recycling, regardless of whether they were purchased from Best Buy. This recycling program is available in all U.S. Best Buy stores. We also collect old, inefficient appliances for recycling through a haul-away program. Best Buy has publicly committed to recycle 1 billion pounds of consumer goods by the end of calendar 2014. From June 2008 through December 2012, we have diverted 680 million pounds from the waste stream. We project attaining our goal in 2014.

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

We believe we can continue to reduce energy consumption and carbon emissions in cost effective ways that deliver value to our shareholders, customers, employees and the communities we serve, whether in our own internal operations or through our work to connect customers with more energy efficient solutions.

Number of Employees

At the end of fiscal 2013 (11-month), we employed approximately 165,000 full-time, part-time and seasonal employees worldwide. We consider our employee relations to be good. We offer our employees a wide array of company-paid benefits that vary within our company due to customary local practices and statutory requirements, which we believe are competitive in the aggregate relative to others in our industry.

Available Information

We are subject to the reporting requirements of the Exchange Act and its rules and regulations. The Exchange Act requires us to file reports, proxy statements and other information with the U.S. Securities and Exchange Commission ("SEC"). Copies of these reports, proxy statements and other information can be read and copied at:

SEC Public Reference Room
100 F Street NE
Washington, D.C. 20549

Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy statements and other information regarding issuers that file electronically with the SEC. These materials may be obtained electronically by accessing the SEC's website at www.sec.gov.

We make available, free of charge on our website, our Transition Report and Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file these documents with, or furnish them to, the SEC. These documents are posted on our website at www.investors.bestbuy.com - select the "Financial Performance" link and then the "SEC Filings" link.

We also make available, free of charge on our website, the Corporate Governance Principles of our Board of Directors ("Board") and our Code of Business Ethics (including any amendment to, or waiver from, a provision of our Code of Business Ethics) adopted by our Board, as well as the charters of all of our Board's committees: Audit Committee, Compensation and Human Resources Committee, Finance and Investment Policy Committee and Nominating, Corporate Governance and Public Policy Committee. These documents are posted on our website at www.investors.bestbuy.com - select the "Corporate Governance" link.

Copies of any of the above-referenced documents will also be made available, free of charge, upon written request to:

Best Buy Co., Inc.
Investor Relations Department
7601 Penn Avenue South
Richfield, MN 55423-3645

Item 1A. Risk Factors.

Described below are certain risk factors that we believe apply to our business and the industry in which we operate. You should carefully consider each of the following risk factors in conjunction with other information provided in this Transition Report on Form 10-K and in our other public disclosures. The risk factors described below highlight potential events, trends or other circumstances that could adversely affect our business, financial condition, results of operations, cash flows, liquidity or access to sources of financing, and consequently, the market value of our common stock and debt instruments. The risk factors could cause our future results to differ materially from historical results and from guidance we may provide regarding our expectations of future financial performance. The risk factors described below should not be construed as an exhaustive list of all the risks we face. There may be others that we have not identified or that we have deemed to be immaterial. All forward-looking statements made by us or on our behalf are qualified by the risks described below.

Failure to anticipate and respond to changing consumer preferences in a timely manner could result in a decline in our sales.

Our success depends on our vendors' and our ability to successfully introduce new products, services and technologies to consumers. The level of success we achieve is dependent on, among other factors, the frequency of product and service innovations, how accurately we predict consumer preferences, the level of consumer demand, availability of merchandise, the related impact on the demand for existing products and the competitive environment. Consumers continue to have a wide variety of choices in terms of how and where they purchase the products and services we sell. Failure to accurately predict and adapt to constantly changing technology and consumer preferences, spending patterns and other lifestyle decisions, could have a material adverse effect on our revenues and results of operations.

Sustained or worsening economic pressures in the U.S. and key international markets could adversely affect consumer spending and adversely effect our revenues.

For the past several years, we have experienced the impact of difficult and uncertain macroeconomic conditions in the geographic markets in which we operate. Certain of our products and services are viewed by some consumers to be discretionary items rather than necessities. As a result, our results of operations are sensitive to changes in macroeconomic conditions that impact consumer spending. Factors such as consumer confidence, employment levels, interest rates, tax rates, availability of consumer financing, housing market conditions, and costs for items such as fuel, energy and food, can adversely affect consumers' demand for the products and services that we offer. Our future results could be significantly adversely impacted by these factors.

Political factors could adversely affect consumer confidence and certain aspects of our operations.

Political factors can affect consumer confidence in all of the markets in which we operate. Uncertainty regarding social or fiscal policy, the threat or outbreak of terrorism, civil unrest or other hostilities or conflicts could lead to a decrease in consumer confidence. Similarly, an overly anti-business climate or sentiment could lead to adverse changes in our operations or cost structure. Other factors that may impact our operations include disruptions to the availability of content such as sporting events or other broadcast programming. Such disruptions may influence the demand for hardware that our customers purchase to access such content, as well as the commissions we receive from service providers. Accordingly, such disruptions could cause a material adverse effect on our revenues and results of operations.

If we fail to attract, develop and retain qualified employees, including employees in key positions, our business and operating results may be harmed.

Our performance is highly dependent on attracting and retaining qualified employees, including our senior management team and other key employees. Our strategy of offering high quality services and assistance for our customers requires a highly trained and engaged workforce. The turnover rate in the retail industry is relatively high, and there is an ongoing need to recruit and train new store employees. Factors that affect our ability to maintain sufficient numbers of qualified employees include employee morale, our reputation, unemployment rates, competition from other employers and our ability to offer appropriate compensation packages. Our inability to recruit a sufficient number of qualified individuals or failure to retain key employees in the future may impair our efficiency and effectiveness and our ability to pursue growth opportunities. In addition, we have experienced a significant amount of turnover of senior management employees with specific knowledge relating to us, our operations and our industry which knowledge could be difficult to replace. These management changes may negatively impact the operation of our business.

We face strong competition from traditional store-based retailers, internet-based businesses, our vendors and other forms of retail commerce, which directly affects our sales and margins.

The retail business is highly competitive. Price is of primary importance to customers and price transparency and comparability continue to increase, particularly as a result of digital tools. We compete with many other local, regional, national and international retailers, as well as certain of our vendors who offer their products directly to consumers. Some of our competitors have greater market presence and financial resources than we do. Some internet-only businesses do not collect and remit sales taxes in all U.S. states. In addition, because our business strategy is based on offering superior levels of customer service utilizing a multi-channel platform, our cost structure is higher than some of our competitors. Changes in the levels of these various competitive factors may have a significant impact on consumer demand for our products and services and the margins we can generate from them.

Consumer demand for our products and services could decline if we fail to maintain positive brand perception and recognition.

We operate a global portfolio of brands with a commitment to customer service and innovation. We believe that recognition and the reputation of our brands are key to our success. The proliferation of web-based social media means that consumer feedback and other information about our company are shared with a broad audience in a manner that is easily accessible and rapidly disseminated. Damage to the perception or reputation of our brands could result in declines in customer loyalty, lower employee retention and productivity, vendor relationship issues, and other factors, all of which could materially affect our profitability.

Our success is dependent on the design and execution of appropriate business strategies.

Our success is dependent on our ability to identify, develop and execute appropriate strategies. Our current strategy includes transformational change to many areas of our business, including online and in-store customer experience, employee training and engagement, partnership with our vendors, retail execution and cost control. Achieving the targets we have set in a timely manner will be challenging, and it is possible that our strategies prove ineffective and that we need to make substantial changes to them in future periods. It is also possible that we are unsuccessful in executing our strategies. If we fail to design and execute appropriate strategies, our results could be materially adversely affected. If investors are uncertain about the appropriateness of our strategies or our ability to execute them, the market value of our common stock and debt instruments could be materially adversely affected.

Refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, for further information regarding our strategies.

Failure to effectively manage our property portfolio may negatively impact our operating results.

As a multi-national retailer, effective management of our large property portfolio is critical to our success. We primarily secure properties through operating leases with third-party landlords. If we fail to negotiate appropriate terms for new leases we enter into, we may incur lease costs that are excessive and cause operating margins to be below acceptable levels. We may also make term commitments that are too long or too short, without the option to extend. The availability of suitable new property locations may also hinder our ability to maintain or grow our operations. Factors such as the condition of local property markets, availability of lease finance, taxes, zoning and environmental issues and competitive actions may impact the availability for suitable property.

We have closed stores, and we may close additional stores or other facilities in the future. For leased property, the financial impact of exiting a property can vary greatly depending on, among other factors, the terms of the lease, the condition of the local property market, demand for the specific property, our relationship with the landlord and the availability of potential sub-lease tenants. It is difficult for us to influence some of these factors. If these factors are unfavorable to us, then the costs of exiting a property can be significant. When we enter into a contract with a tenant to sub-lease property, we remain at risk of default by the tenant and the impact of such defaults on our future results could be significant.

Failure to effectively manage our costs could have a material adverse affect on our profitability.

Certain elements of our cost structure are largely fixed in nature. Consumer spending remains uncertain, which makes it more challenging for us to maintain or increase our operating income. The competitiveness in our industry and increasing price transparency mean that the focus on achieving efficient operations is greater than ever. As a result, we must continuously focus on managing our cost structure. Failure to manage our labor and benefit rates, advertising and marketing expenses, operating leases, other store expenses or indirect spending could severely impair our ability to maintain our price competitiveness while achieving acceptable levels of profitability.

Our liquidity may be materially adversely affected by constraints in the capital markets or our vendor credit terms.

We must have sufficient sources of liquidity to fund our working capital requirements, service our outstanding indebtedness and finance investment opportunities. Without sufficient liquidity, we could be forced to curtail our operations or we may not be able to pursue business opportunities. The principal sources of our liquidity are funds generated from operating activities, available cash and liquid investments, credit facilities, other debt arrangements and trade payables. Our liquidity could be materially adversely impacted if our vendors reduce payment terms and/or impose credit limits. If our sources of liquidity do not satisfy our requirements, we may need to seek additional financing. The future availability of financing will depend on a variety of factors, such as economic and market conditions, the availability of credit and our credit ratings, as well as our reputation with potential lenders. These factors could materially adversely affect our costs of borrowing, our ability to pursue growth opportunities and threaten our ability to meet our obligations as they become due.

Changes in our credit ratings may limit our access to capital and materially increase our borrowing costs.

In fiscal 2013 (11-month), Moody's Investors Service, Inc. maintained its long-term credit rating at Baa2, but revised its outlook to Developing. Fitch Ratings Ltd. and Standard & Poor's Ratings Services lowered their long-term credit rating to BB- and BB, respectively, and each revised its outlook to Negative.

Future downgrades to our credit ratings and outlook could negatively impact our access to capital markets and the perception of our credit risk by lenders and other third parties. Our credit ratings are based upon information furnished by us or obtained by a rating agency from its own sources and are subject to revision, suspension or withdrawal by one or more rating agencies at any time. Rating agencies may review the ratings assigned to us due to developments that are beyond our control, including the introduction of new standards requiring the agencies to re-assess rating practices and methodologies.

Any downgrade to our debt securities may result in higher interest costs for certain of our credit facilities and other debt financings, and could result in higher interest costs on future financings. Further, downgrades may impact our ability to obtain adequate financing, including via trade payables with our vendors. Customers' inclination to shop with us or purchase gift cards or extended warranties may also be affected by the publicity associated with deterioration of our credit ratings.

Failure to effectively manage existing and initiate new strategic ventures or acquisitions could have a negative impact on our business.

From time to time, our strategy may involve entering into new business ventures, strategic alliances and making acquisitions. Assessing a potential opportunity can be based on assumptions that might not ultimately prove to be correct. In addition, the amount of information we can obtain about a potential opportunity may be limited, and we can give no assurance that new business ventures, strategic alliances and acquisitions will positively affect our financial performance or will perform as planned. The success of these opportunities is also largely dependent on the current and future participation, working relationship and strategic vision of the business venture or strategic alliance partners, which can change following a transaction. Integrating new businesses, stores and concepts can be a difficult task. Cultural differences in some markets into which we may expand or into which we may introduce new retail concepts may not be as well received by customers as originally anticipated. These types of transactions may divert our capital and our management's attention from other business issues and opportunities and may also negatively impact our return on invested capital. Further, implementing new strategic alliances or business ventures may also impair our relationships with our vendors or other strategic partners. We may not be able to successfully assimilate or integrate companies that we acquire, including their personnel, financial systems, distribution, operations and general operating procedures. We may also encounter challenges in achieving appropriate internal control over financial reporting and deficiencies in information technology systems in connection with the integration of an acquired company. If we fail to assimilate or integrate acquired companies successfully, our business, reputation and operating results could suffer materially. Likewise, our failure to integrate and manage acquired companies successfully may lead to impairment of the associated goodwill and intangible asset balances.

Failure to protect the integrity, security and use of our customers' information and media could expose us to litigation costs and materially damage our standing with our customers.

The use of individually identifiable data by our business, our business associates and third parties is regulated at the state, federal and international levels. Increasing costs associated with information security, such as increased investment in technology, the costs of compliance with consumer protection laws and costs resulting from consumer fraud, could cause our business and results of operations to suffer materially. Additionally, the success of our online operations depends upon the secure transmission of confidential information over public networks, including the use of cashless payments. While we take significant steps to protect customer and confidential information, lapses in our controls or the intentional or negligent actions of employees, business associates or third parties may undermine our security measures. As a result, unauthorized parties may obtain access to our data systems and misappropriate confidential data. There can be no assurance that advances in computer capabilities, new discoveries in the field of cryptography or other developments will prevent the compromise of our customer transaction processing capabilities and personal data. Furthermore, because the methods used to obtain unauthorized access change frequently and may not be immediately detected, we may be unable to anticipate these methods or promptly implement preventative measures. If any such compromise of our security or the security of information residing with our business associates or third parties were to occur, it could have a material adverse effect on our reputation and may expose us to material penalties or compensation claims. Any compromise of our data security may materially increase the costs we incur to protect against such breaches and could subject us to additional legal risk.

Our reliance on key vendors subjects us to various risks and uncertainties which could affect our operating results.

The products we sell are sourced from a wide variety of domestic and international vendors. In fiscal 2013 (11-month), our 20 largest suppliers accounted for just under 70% of the merchandise we purchased, with 5 suppliers – Apple, Samsung, Hewlett-Packard, Sony and LG Electronics – representing approximately 45% of total merchandise purchased. We generally do not have long-term written contracts with our major suppliers that would require them to continue supplying us with merchandise. The loss of or disruption in supply from any of our key vendors, or if any of our key vendors fail to develop new technologies that consumers demand, our revenues and earnings may be materially adversely affected. In addition, the formation or strengthening of business partnerships between our vendors and our competitors could limit our access to merchandise.

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

Our exclusive brands products are subject to several additional product, supply chain and legal risks that could affect our operating results.

Sales of our exclusive brands products, which primarily include Insignia, Dynex, Init, Geek Squad and Rocketfish branded products, represent an important component of our revenue. Most of these products are manufactured under contract by vendors based in southeastern Asia. This arrangement exposes us to the following additional potential risks, which could materially adversely affect our reputation, financial condition and operating results:

•
We have greater exposure and responsibility to consumers for warranty replacements and repairs as a result of product defects, and we generally have no recourse to contracted manufacturers for such warranty liabilities;

•
We may be subject to regulatory compliance and/or product liability claims relating to personal injury, death or property damage caused by exclusive brand products, some of which may require us to take significant actions such as product recalls;

•
We may experience disruptions in manufacturing or logistics due to inconsistent and unanticipated order patterns, our inability to develop long-term relationships with key factories or unforeseen natural disasters;

•
We are subject to developing and often-changing labor and environmental laws for the manufacture of products in foreign countries, and we may be unable to conform to new rules or interpretations in a timely manner;

•	We may be subject to claims by technology owners if we inadvertently infringe upon their patents or other intellectual property rights, or if we fail to pay royalties owed on our products; and

•	We may be unable to obtain or adequately protect patents and other intellectual property rights on our products or manufacturing processes.

Maintaining consistent quality, availability and competitive pricing of our exclusive brands products helps us build and maintain customer loyalty, generate sales and achieve acceptable margins. Failure to maintain these factors could have a significant adverse impact on the demand for exclusive brand products and the margins we are able to generate from them.

We are subject to certain statutory, regulatory and legal developments which could have a material adverse impact on our business.

Our statutory, regulatory and legal environments expose us to complex compliance and litigation risks that could materially adversely affect our operations and financial results. The most significant compliance and litigation risks we face are:

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

Defending against lawsuits and other proceedings may involve significant expense and divert management's attention and resources from other matters. Furthermore, regulatory rules regarding requirements to disclose efforts to identify the origin of “conflict minerals” in certain portions of our supply chain could increase the cost of doing business and restrict our access to certain products.

Changes to the National Labor Relations Act or other labor-related statutes or regulations could have a material adverse impact on our costs and impair the viability of our operating model.

The National Labor Relations Board continually considers changes to labor regulations, many of which could significantly impact the nature of labor relations in the U.S. and how union elections and contract negotiations are conducted. In 2011, the definition of a bargaining unit changed, making it possible for smaller groups of employees to organize labor unions. Furthermore, there are pending representation election rules changing the union election process and shortening the time between the filing of a petition and an election being held. Additional changes are anticipated in 2013. As of February 2, 2013, none of our U.S. operations had employees represented by labor unions or working under collective bargaining agreements. Changes in labor-related statutes or regulations could increase the percentage of elections won by unions, and employers of newly unionized employees would have a duty to bargain in good faith over matters such as wages, benefits and labor scheduling, which could increase our costs of doing business and materially adversely affect our results of operations.

Additional legislation or regulatory activity relating to environmental matters could have a material adverse impact on our costs or disrupt our operations.

Environmental legislation or other regulatory changes could impose unexpected costs or impact us more directly than other companies due to our operations as a global retailer. Specifically, environmental legislation or international agreements affecting energy, carbon emissions, and water or product materials are continually being explored by governing bodies. Increasing energy and fuel costs, supply chain disruptions and other potential risks to our business, as well as any significant rulemaking or passage of any such legislation, could materially increase the cost to transport our goods and materially adversely affect our results of operations. Additionally, regulatory activity focused on the retail industry has increased in recent years, increasing the risk of fines and additional operational costs associated with compliance.

Regulatory and other developments could adversely affect our promotional financing offerings and therefore our operating results.

We offer promotional financing through credit cards issued by third party banks that manage and directly extend credit to our customers. The cardholders can receive low- or no-interest promotional financing on qualifying purchases. Promotional financing credit card sales account for approximately 19% of our revenue in fiscal 2013 (11-month). We view these arrangements as a way to generate incremental sales of products and services from customers who prefer the financing terms to other available forms of payment, and incremental income from the bounties, rebates and commissions received from our banking partners.

If future legislative or regulatory restrictions or prohibitions arise that significantly alter the operational, economic or contractual aspects of these programs, promotional financing volumes and the income we can generate from them could be at risk, and this may have a material adverse effect on our revenues and profitability.

Changes to our credit card arrangements could adversely affect the promotional financing offerings available to our credit card customers and therefore our operating results.

As a result of the continuing changes in the economic and regulatory environment in the banking industry, banks continue to re-evaluate their strategies, practices and terms, including, but not limited to, the levels at which consumer credit is granted and the strategic focus on various business segments, such as the retail partner card business. If any of our credit card programs ended prematurely, the terms and provisions, or interpretations thereof, were substantially modified, or approval rates or types of financing offered to our customers amended, promotional financing volumes could be materially adversely affected.

Our International activities subject us to risks associated with the legislative, judicial, regulatory, political, accounting and economic factors specific to the countries or regions in which we operate.

We have a presence in various foreign countries, including Bermuda, Canada, China, France, Germany, Hong Kong, India, Ireland, Japan, Luxembourg, Mexico, the Republic of Mauritius, the Netherlands, Portugal, Spain, Sweden, Switzerland, Taiwan, Turks and Caicos, and the U.K. During fiscal 2013 (11-month), our International segment's operations generated 26% of our revenue. Our future operating results in these countries and in other countries or regions throughout the world where we may operate in the future could be materially adversely affected by a variety of factors, many of which are beyond our control, including political conditions, economic conditions, legal and regulatory constraints and foreign currency regulations. Significant concerns exist surrounding the ability of certain governments of member states of the European Union to meet their financial obligations and the indirect impacts this could have on the macroeconomic environment in Europe.

In addition, foreign currency exchange rates and fluctuations may have an impact on our future earnings and cash flows from International operations, and could materially adversely affect our reported financial performance. The economies of some of the countries in which we have operations have in the past suffered from high rates of inflation and currency devaluations, which, if they were to occur again, could materially adversely affect our financial performance. Other factors which may materially adversely impact our International segment's operations include foreign trade rules, monetary and fiscal policies (both of the U.S. and of other countries), laws, regulations and other activities of foreign governments, agencies and similar organizations and civil unrest or other conflict.

Additional risks inherent in our International segment's operations generally include, among others, the costs and difficulties of managing international operations, adverse tax consequences and greater difficulty in enforcing intellectual property rights in countries other than the U.S. The various risks inherent in doing business in the U.S. generally also exist when doing business outside of the U.S., and may be exaggerated by the complexity of operating in numerous sovereign jurisdictions due to differences in culture, laws and regulations. There is a heightened risk that we misjudge the response of consumers in foreign markets to our product and service assortments, marketing and promotional strategy and store and website designs, among other factors, and this could adversely impact the results of these operations and the viability of these ventures.

We rely heavily on our management information systems for our key business processes. Any failure or interruption in these systems could have material adverse impact on our business.

The effective and efficient operation of our business is dependent on our management information systems. We rely heavily on our management information systems to manage all key aspects of our business, including demand forecasting, purchasing, supply chain management, point-of-sale processing, staff planning and deployment, website offerings, financial management and forecasting and safeguarding critical and sensitive information. The failure of our management information systems to perform as we anticipate, or to meet the continuously evolving needs of our business, could significantly disrupt our business and cause, for example, higher costs and lost revenues and could threaten our ability to remain in operation.

We rely on third-party vendors for certain aspects of our business operations.

We engage key third-party business partners to manage various functions of our business, including but not limited to, information technology, human resource operations, customer loyalty programs, promotional financing and customer loyalty credit cards, customer warranty and insurance programs. Any material disruption in our relationship with key third-party business partners or any disruption in the services or systems provided or managed by third parties could impact our revenues and cost structure and hinder our ability to continue operations, particularly if a disruption occurs during peak revenue periods.

We are highly dependent on the cash flows and net earnings we generate during our fourth fiscal quarter, which includes the majority of the holiday selling season.

Approximately one-third of our revenue and more than one-half of our net earnings have historically been generated in our fourth fiscal quarter, which includes the majority of the holiday shopping season in the U.S., Europe, Canada and Mexico. Unexpected events or developments such as natural or man-made disasters, product sourcing issues, failure or interruption of management information systems, disruptions in services or systems provided or managed by third-party vendors or adverse economic conditions in our fourth fiscal quarter could have a material adverse effect on our annual results of operations.

Our revenues and margins are highly sensitive to developments in products and services.

The consumer electronics industry involves constant innovation and evolution of products and services offered to consumers. The following examples demonstrate the impact this can have on our business:

•	New product categories such as tablets and e-readers have grown rapidly and fundamentally changed the market for mobile computing devices;

•
Product convergence has significantly impacted the demand for some products; for example, the growth of increasingly sophisticated smartphones has reduced the demand for separate cameras, gaming systems, music players and GPS devices;

•
The timing of new product introductions and updates can have a dramatic impact on the timing of revenues; for example, the introduction of new gaming systems can produce high demand levels for hardware and the accompanying software, which may be followed by several years of decline in demand;

•
Delivery models for some products are affected by technological advances and new product innovations; for example, media such as music, video and gaming is increasingly transferring to digital delivery methods that may reduce the need for physical CD, DVD, Blu-ray and gaming products.

Many of the factors described above are not controllable by us. The factors can have a material adverse impact on our relevance to the consumer and the demand for products and services we have traditionally offered. It is possible that these and similar changes could materially affect our revenues and profitability.

Failure to meet the financial performance guidance or other forward-looking statements we have provided to the public could result in a decline in our stock price.

We may provide public guidance on our expected financial results for future periods. Although we believe that this guidance provides investors and analysts with a better understanding of management's expectations for the future and is useful to our stockholders and potential stockholders, such guidance is comprised of forward-looking statements subject to the risks and uncertainties described in this report and in our other public filings and public statements. Our actual results may not always be in line with or exceed the guidance we have provided. If our financial results for a particular period do not meet our guidance or the expectations of investment analysts or if we reduce our guidance for future periods, the market price of our common stock may decline.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.
Stores, Distribution Centers and Corporate Facilities
Domestic Segment
The following table summarizes the location of our Domestic segment stores at the end of fiscal 2013 (11-month):

	U.S. Best Buy Stores	U.S. Best Buy Mobile Stand-Alone Stores	Pacific Sales Stores	Magnolia Audio Video Stores
Alabama	15	6	—	—
Alaska	2	—	—	—
Arizona	24	1	2	—
Arkansas	9	5	—	—
California	119	30	31	2
Colorado	22	5	—	—
Connecticut	12	6	—	—
Delaware	4	1	—	—
District of Columbia	2	1	—	—
Florida	65	50	—	—
Georgia	28	12	—	—
Hawaii	2	—	—	—
Idaho	5	2	—	—
Illinois	52	16	—	—
Indiana	23	12	—	—
Iowa	13	1	—	—
Kansas	9	4	—	—
Kentucky	9	7	—	—
Louisiana	16	7	—	—
Maine	5	—	—	—
Maryland	23	13	—	—
Massachusetts	27	12	—	—
Michigan	34	11	—	—
Minnesota	23	16	—	—
Mississippi	9	2	—	—
Missouri	20	11	—	—
Montana	3	—	—	—
Nebraska	5	3	—	—
Nevada	10	4	1	—
New Hampshire	6	4	—	—
New Jersey	27	11	—	—
New Mexico	5	2	—	—
New York	54	16	—	—
North Carolina	32	14	—	—
North Dakota	4	1	—	—
Ohio	37	12	—	—
Oklahoma	13	3	—	—
Oregon	12	3	—	—
Pennsylvania	38	16	—	—
Puerto Rico	3	—	—	—
Rhode Island	1	—	—	—
South Carolina	15	5	—	—
South Dakota	2	1	—	—
Tennessee	16	8	—	—
Texas	108	39	—	—
Utah	10	—	—	—
Vermont	1	—	—	—
Virginia	34	12	—	—
Washington	19	12	—	2
West Virginia	5	—	—	—
Wisconsin	23	11	—	—
Wyoming	1	1	—	—
Total	1,056	409	34	4

The following table summarizes the ownership status and total square footage of our Domestic segment store locations at the end of fiscal 2013 (11-month):

	U.S. Best Buy Stores	U.S. Best Buy Mobile Stand-Alone Stores	Pacific Sales Stores	Magnolia Audio Video Stores
Owned store locations	24	—	—	—
Owned buildings and leased land	36	—	—	—
Leased store locations	996	409	34	4
Square footage (in thousands)	40,704	597	876	55

The following table summarizes the location, ownership status and total square footage of space utilized for distribution centers, service centers and corporate offices of our Domestic segment at the end of fiscal 2013 (11-month):

		Square Footage (in thousands)
	Location	Leased	Owned
Distribution centers	23 locations in 17 U.S. states	7,360	3,183
Geek Squad service center(1)	Louisville, Kentucky	237	—
Principal corporate headquarters(2)	Richfield, Minnesota	—	1,452
Territory field offices	29 locations throughout the U.S.	166	—
Pacific Sales corporate office space	Torrance, California	15	—

(1)	The leased space utilized by our Geek Squad operations is used primarily to service notebook and desktop computers.

(2)
Our principal corporate headquarters is an owned facility consisting of four interconnected buildings. Certain vendors who provide us with a variety of corporate services occupy a portion of our principal corporate headquarters. We also sublease a portion of our principal corporate headquarters to third parties.

International Segment

The following table summarizes the location of our International segment stores at the end of fiscal 2013 (11-month):

	Europe		Canada			China	Mexico
	The Carphone Warehouse Stores	The Phone House Stores	Future Shop Stores	Best Buy Stores	Best Buy Mobile Stand-Alone Stores	Five Star Stores	Best Buy Stores	Best Buy Express Stores
Europe
France	—	336	—	—	—	—	—	—
Germany	—	200	—	—	—	—	—	—
Ireland	82	—	—	—	—	—	—	—
Netherlands	—	205	—	—	—	—	—	—
Portugal	—	134	—	—	—	—	—	—
Spain	—	532	—	—	—	—	—
Sweden	—	110	—	—	—	—	—	—
United Kingdom	790	—	—	—	—	—	—	—
Canada
Alberta	—	—	17	12	8	—	—	—
British Columbia	—	—	22	9	10	—	—	—
Manitoba	—	—	4	2	—	—	—	—
New Brunswick	—	—	3	—	—	—	—	—
Newfoundland	—	—	1	1	—	—	—	—
Nova Scotia	—	—	6	2	1	—	—	—
Ontario	—	—	56	33	26	—	—	—
Prince Edward Island	—	—	1	—	—	—	—	—
Quebec	—	—	27	11	4	—	—	—
Saskatchewan	—	—	3	2	—	—	—	—
China
Anhui	—	—	—	—	—	20	—	—
Henan	—	—	—	—	—	12	—	—
Jiangsu	—	—	—	—	—	131	—	—
Shandong	—	—	—	—	—	11	—	—
Sichuan	—	—	—	—	—	7	—	—
Yunnan	—	—	—	—	—	6	—	—
Zhejiang	—	—	—	—	—	24	—	—
Mexico
Estado de Mexico	—	—	—	—	—	—	3	—
Distrito Federal	—	—	—	—	—	—	5	1
Jalisco	—	—	—	—	—	—	4	—
Nuevo Leon	—	—	—	—	—	—	1	—
Michoacan	—	—	—	—	—	—	1	—
Total	872	1,517	140	72	49	211	14	1

The following table summarizes the ownership status and total square footage of our International segment store locations at the end of fiscal 2013 (11-month):

	Europe		Canada			China	Mexico
	The Carphone Warehouse Stores	The Phone House Stores	Future Shop Stores	Best Buy Stores	Best Buy Mobile Stand-Alone Stores	Five Star Stores	Best Buy Stores	Best Buy Express Stores
Owned store locations	—	2	—	3	—	7	—	—
Leased store locations	872	1,515	140	69	49	204	14	1
Square footage (in thousands)	702	794	3,695	2,293	46	6,940	577	2

The following table summarizes the location, ownership status and total square footage of space utilized for distribution centers and corporate offices of our International segment at the end of fiscal 2013 (11-month):

		Square Footage (in thousands)			Square Footage (in thousands)
	Distribution Centers	Leased	Owned	Principal Corporate Offices	Leased	Owned
Europe	Throughout six European countries	218	—	Acton, West London and throughout Europe	828	—
Canada	Brampton and Bolton, Ontario	1,763	—	Burnaby, British Columbia	141	—
	Vancouver, British Columbia	639	—
Five Star	Jiangsu Province, China	957	—	Nanjing, Jiangsu Province, China (corporate office)	24	46
	Throughout the Five Star retail chain	758	—	District offices throughout the Five Star retail chain	174	—
Mexico	Estado de Mexico, Mexico	45	—	Distrito Federal, Mexico	21	—

Exclusive Brands

We lease approximately 52,000 square feet of office space in China to support our exclusive brands operations.

Operating Leases

Almost all of our stores and a majority of our distribution facilities are leased. Terms of the lease agreements generally range from 10 to 20 years. Most of the leases contain renewal options and rent escalation clauses.

Additional information regarding our operating leases is available in Note 11, Leases, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Transition Report on Form 10-K.

Item 3. Legal Proceedings.

Securities Actions

In February 2011, a purported class action lawsuit captioned, IBEW Local 98 Pension Fund, individually and on behalf of all others similarly situated v. Best Buy Co., Inc., et al., was filed against us and certain of our executive officers in the U.S. District Court for the District of Minnesota. This federal court action alleges, among other things, that we and the officers named in the complaint violated Sections 10(b) and 20A of the Exchange Act and Rule 10b-5 under the Exchange Act in connection with press releases and other statements relating to our fiscal 2011 earnings guidance that had been made available to the public. Additionally, in March 2011, a similar purported class action was filed by a single shareholder, Rene LeBlanc, against us and certain of our executive officers in the same court. In July 2011, after consolidation of the IBEW Local 98 Pension Fund and Rene LeBlanc actions, a consolidated complaint captioned, IBEW Local 98 Pension Fund v. Best Buy Co., Inc., et al., was filed and served. We filed a motion to dismiss the consolidated complaint in September 2011, and in March 2012, subsequent to the end of fiscal 2012, the court issued a decision dismissing the action with prejudice. In April 2012, the plaintiffs filed a motion to alter or amend the court's decision on our motion to dismiss. In October 2012, the court granted plaintiff's motion to alter or amend the court's decision on our motion to dismiss in part by vacating such decision and giving plaintiff leave to file an amended complaint, which plaintiff did in October 2012. We filed a motion to dismiss the amended complaint in November 2012 and all responsive pleadings were filed in December 2012. A hearing is scheduled for April 26, 2013. The court's decision will be rendered thereafter.

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

Trade Secrets Action

In February 2011, a lawsuit captioned Techforward, Inc. v. Best Buy Co., Inc., et. al. was filed against us in the U.S. District Court, Central District of California. The case alleges that we implemented our “Buy Back Plan” in February 2011 using trade secrets misappropriated from plaintiff's buyback plan that were disclosed to us during business relationship discussions and also breached both an agreement for a limited marketing test of plaintiff's buyback plan and a non-disclosure agreement related to the business discussions. In November 2012, a jury found we were unjustly enriched through misappropriation of trade secrets and awarded plaintiff $22 million. The jury also found that although we breached the subject contracts, plaintiff suffered no resulting damage. In December 2012, the court further awarded the plaintiff $5 million in exemplary damages and granted plaintiff's motion for $6 million in attorney fees and costs. We believe that the jury verdict and court awards are inconsistent with the law and the evidence offered at trial or otherwise in error. Accordingly, we appealed the resulting judgment and awards in February 2013 and intend to vigorously contest these decisions.

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

Item 4. Mine Safety Disclosures.

Not applicable.

Executive Officers of the Registrant
(As of March 21, 2013)

Name	Age	Position With the Company	Years With the Company
Hubert Joly(1)	53	President and Chief Executive Officer	—
Sharon L. McCollam(2)	50	Executive Vice President – Chief Administrative Officer and Chief Financial Officer	—
Keith J. Nelsen	49	Executive Vice President, General Counsel, Chief Risk Officer & Secretary	7
Carol A. Surface	47	Executive Vice President, Chief Human Resources Officer	3
Shari L. Ballard	46	Executive Vice President and President, International	20
Susan S. Grafton	56	Senior Vice President, Controller and Chief Accounting Officer	12
Christopher K.K. Gould	43	Vice President, Treasurer	2

(1)	Mr. Joly became our President and Chief Executive Officer in September 2012.

(2)	Ms. McCollam became our Executive Vice President – Chief Administrative Officer and Chief Financial Officer in December 2012.

Hubert Joly was appointed President and Chief Executive Officer and a member of the Board of Directors in September 2012. Mr. Joly was previously the president and chief executive officer of Carlson, Inc., a worldwide hospitality and travel company based in Minneapolis, Minnesota, from 2008 until his current appointment. Prior to becoming chief executive officer of Carlson, Mr. Joly was president and chief executive officer of Carlson Wagonlit Travel from 2004 until 2008 and held several senior executive positions with Vivendi S.A. and its subsidiaries from 1999 to 2004 and with Electronic Data Systems (now part of Hewlett-Packard Company) from 1996 to 1999. Mr. Joly was with McKinsey & Company, Inc. from 1983 to 1996, working with clients in the technology, financial services and luxury industries. Mr. Joly is currently a member of the board of directors of Ralph Lauren Corporation, a leader in the design, marketing and retailing of premier lifestyle products. He also serves on the board of overseers of the Carlson School of Management, the board of trustees of the Minneapolis Institute of Arts, and the executive committee of the Minnesota Business Partnership. Mr. Joly previously served as a member of the board of directors of Carlson, Inc.; chair of the board of directors of the Rezidor Hotel Group; chair of the board of directors of Carlson Wagonlit Travel; chair of the Travel Facilitation Sub-Committee of the U.S. Department of Commerce Travel and Tourism Advisory Board; and on the executive committee of the World Travel and Tourism Council.

Sharon McCollam was appointed Executive Vice President, Chief Administrative Officer and Chief Financial Officer in December 2012. Ms. McCollam was previously executive vice president, chief operating and chief financial officer of Williams-Sonoma Inc., a premier specialty retailer of home furnishings, from July 2006 until her retirement in March 2012. At Williams-Sonoma, she was responsible for the long-term strategic planning activities of the company and oversaw multiple key functions, including global finance, treasury, investor relations, information technology, real estate, store development, corporate operations and human resources. Ms. McCollam also held various executive leadership roles, including principal accounting officer, at Williams-Sonoma from March 2000 to July 2006. Prior to her time at Williams-Sonoma, Ms. McCollam served as chief financial officer of Dole Fresh Vegetables Inc. from 1996 to 2000 and in various other finance-related leadership positions at Dole Food Company Inc., a producer and marketer of fresh fruit and vegetables, from 1993 until 1996. Ms. McCollam serves as a member of the board of directors for Sutter Health, a nonprofit network of hospitals and doctors in Northern California (since January 2012), Art.com, an online specialty art retailer (since July 2012), and Privalia Venta Directa, s.a., a European e-commerce apparel retailer (since September 2012). Ms. McCollam previously served as a member of the board of directors of OfficeMax Incorporated from July through December 2012, Williams-Sonoma from 2010 until March 2012, and Del Monte Foods Company from 2007 until 2011.

Keith J. Nelsen was named Executive Vice President, General Counsel, Chief Risk Officer and Secretary in March 2012, after being appointed Executive Vice President, General Counsel in May 2011 and Secretary of the Company in June 2011. He previously served as Senior Vice President, Commercial & International General Counsel from 2008 until his current appointment. Mr. Nelsen joined us in 2006 as Vice President, Operations & International General Counsel. Prior to joining us, he worked at Danka Business Systems PLC, an office products supplier, from 1997 to 2006 and served in various roles, including chief administration officer and general counsel. Prior to his time at Danka, Mr. Nelsen held the role of vice president, legal from 1995 to 1997 at NordicTrack, Inc., a provider of leisure equipment products. Mr. Nelsen began his career in 1989 as a practicing attorney with Best and Flanagan, LLP, a law firm located in Minneapolis, Minnesota. Mr. Nelsen serves on the board of directors of NuShoe, Inc., a privately held shoe repair facility in San Diego, California; the executive board of

Chad Greenway's Lead the Way Foundation, a charitable organization in Minneapolis, Minnesota; and the executive board of the Children's Cancer Research Fund, a non-profit research foundation associated with the University of Minnesota.

Carol A. Surface joined us in 2010 when she was appointed Executive Vice President, Chief Human Resources Officer. Prior to joining us, Ms. Surface spent 10 years at PepsiCo, Inc., a global food, snack and beverage company, where she served most recently as senior vice president of human resources and chief personnel officer for PepsiCo International. From 2009 to 2010, Ms. Surface served PepsiCo in Dubai where she was responsible for all human resources aspects across the Asia Pacific region, Middle East and Africa. Prior to that, Ms. Surface spent five years in Hong Kong, serving as PepsiCo's senior vice president of international human resources and chief personnel officer for the Asia region. Prior to her work at PepsiCo, her professional career included human resources and organization development positions with Kmart Corporation and the Oakland County, Michigan government.

Shari L. Ballard was named Executive Vice President and President, International in January 2012. Previously, she served as Executive Vice President, President – Americas from March 2010 until being appointed to her current role; Executive Vice President – Retail Channel Management from 2007 to 2010; and as Executive Vice President – Human Resources and Legal from 2004 to 2007. Ms. Ballard joined us in 1993 and has served as Senior Vice President, Vice President, and General and Assistant Store Manager. Ms. Ballard is a member of the Minneapolis Institute of Arts board of trustees. She also serves on the board of directors of the Delhaize Group, a Belgian international food retailer.

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

	Sales Price
	High	Low
Fiscal 2013 (11-month)
First Quarter(1)	$27.95	$20.78
Second Quarter	23.57	16.97
Third Quarter	21.60	14.62
Fourth Quarter	16.41	11.20
Fiscal 2012
First Quarter	$33.22	$28.09
Second Quarter	32.85	23.25
Third Quarter	28.36	21.79
Fourth Quarter	28.53	22.48

(1)	The first quarter of fiscal 2013 (11-month) included only two months (March 4, 2012 – May 5, 2012) as a result of the change in our fiscal year-end.

Holders

As of March 21, 2013, there were 3,185 holders of record of our common stock.

Dividends

In fiscal 2004, our Board initiated the payment of a regular quarterly cash dividend with respect to shares of our common stock. A quarterly cash dividend has been paid in each subsequent quarter. Our quarterly cash dividend for the first two quarters of fiscal 2012 was $0.15 per share. For the remaining two quarters of fiscal 2012, and for the first two quarters of fiscal 2013 (11-month), our quarterly cash dividend was $0.16 per share. Our quarterly cash dividend for the remaining two quarters of fiscal 2013 (11-month) was $0.17 per share. The payment of cash dividends is subject to customary legal and contractual restrictions.

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

In June 2011, our Board authorized up to $5.0 billion of share repurchases. The program, which became effective on June 21, 2011, replaced a $5.5 billion share repurchase program authorized by our Board in June 2007. There is no expiration date governing the period over which we can repurchase shares under the June 2011 program. During fiscal 2012, we repurchased and retired 54.6 million shares at a cost of $1.5 billion. During fiscal 2013 (11-month), we repurchased and retired 6.3 million shares at a cost of $122 million. At the end of fiscal 2013 (11-month), $4.0 billion of the $5.0 billion of share repurchases authorized by our Board in June 2011 was available for future share repurchases.

We consider several factors in determining whether to make share repurchases including, among other things, our cash needs, the availability of funding, our future business plans and the market price of our stock. If we decide to make future share repurchases, we expect that cash provided by future operating activities, as well as available cash and cash equivalents, will be the sources of funding for our share repurchase program.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about our common stock that may be issued under our equity compensation plans as of February 2, 2013.

Plan Category	Securities to Be Issued Upon Exercise of Outstanding Options and Rights (a)		Weighted Average Exercise Price per Share of Outstanding Options and Rights(1) (b)	Securities Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))(2) (c)
Equity compensation plans approved by security holders	30,789,830	(3)	$36.93	24,844,613

(1)	Includes weighted-average exercise price of outstanding stock options only.

(2)	Includes 5,485,655 shares of our common stock which have been reserved for issuance under our 2008 and 2003 Employee Stock Purchase Plans.

(3)
Includes grants of stock options and market-based and performance-based restricted stock under our 1994 Full-Time Non-Qualified Stock Option Plan, as amended; our 1997 Directors' Non-Qualified Stock Option Plan, as amended; our 1997 Employee Non-Qualified Stock Option Plan, as amended; and our 2004 Omnibus Stock and Incentive Plan, as amended.

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

The graph assumes an investment of $100 at the close of trading on February 29, 2008, the last trading day of fiscal 2008, in our common stock, the S&P 500 and the S&P Retailing Group.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Best Buy Co., Inc., the S&P 500 and the S&P Retailing Group

	FY08	FY09	FY10	FY11	FY12	FY13
Best Buy Co., Inc.	$100.00	$68.03	$87.50	$78.79	$60.58	$41.72
S&P 500	100.00	56.68	87.07	106.72	112.19	125.59
S&P Retailing Group	100.00	66.21	113.65	142.39	166.07	201.11
*    Cumulative total return assumes dividend reinvestment.
Source: Research Data Group, Inc.

Item 6. Selected Financial Data.

The following table presents our selected financial data. The table should be read in conjunction with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, Financial Statements and Supplementary Data, of this Transition Report on Form 10-K.

Five-Year Financial Highlights

$ in millions, except per share amounts

	11-Month	12-Month
Fiscal Year	2013(1)(2)	2012(1)(3)	2011(4)	2010(5)	2009(6)(7)
Consolidated Statements of Earnings Data
Revenue	$45,085	$50,705	$49,747	$49,243	$44,737
Operating income (loss)	(125)	1,085	2,374	2,368	2,014
Net earnings (loss) from continuing operations	(421)	330	1,554	1,495	1,150
Gain (loss) from discontinued operations	1	(308)	(188)	(101)	(117)
Net earnings (loss) including noncontrolling interests	(420)	22	1,366	1,394	1,033
Net earnings (loss) attributable to Best Buy Co., Inc. shareholders	(441)	(1,231)	1,277	1,317	1,003
Per Share Data
Net earnings (loss) from continuing operations	$(1.31)	$(2.89)	$3.44	$3.29	$2.66
Net gain (loss) from discontinued operations	0.01	(0.47)	(0.36)	(0.19)	(0.27)
Net earnings (loss)	(1.30)	(3.36)	3.08	3.10	2.39
Cash dividends declared and paid	0.66	0.62	0.58	0.56	0.54
Common stock price:
High	27.95	33.22	48.83	45.55	48.03
Low	11.20	21.79	30.90	23.97	16.42
Operating Statistics
Comparable store sales gain (decline)(8)	(2.9)%	(1.7)%	(1.8)%	0.6%	(1.3)%
Gross profit rate	23.6%	24.8%	25.2%	24.5%	24.4%
Selling, general and administrative expenses rate	21.1%	20.2%	20.2%	19.5%	19.7%
Operating income (loss) rate	(0.3)%	2.1%	4.8%	4.8%	4.5%
Year-End Data
Current ratio(9)	1.1	1.2	1.2	1.2	1.0
Total assets	$16,787	$16,005	$17,849	$18,302	$15,826
Debt, including current portion	2,296	2,208	1,709	1,802	1,963
Total equity(10)	3,715	4,366	7,292	6,964	5,156
Number of stores
Domestic	1,503	1,447	1,317	1,190	1,107
International	2,876	2,861	2,756	2,746	2,745
Total	4,379	4,308	4,073	3,936	3,852
Retail square footage (000s)
Domestic	42,232	43,785	43,660	42,480	40,924
International	15,049	15,852	13,848	13,295	13,000
Total	57,281	59,637	57,508	55,775	53,924

(1)	Fiscal 2013 (11-month) included 48 weeks and fiscal 2012 included 53 weeks. All other periods presented included 52 weeks.

(2)
Included within our Operating income (loss) and Net earnings (loss) from continuing operations for fiscal 2013 (11-month) is $451 million ($293 million net of taxes) of restructuring charges from continuing operations recorded in fiscal 2013 (11-month) related to measures we took to restructure our business. Also included in Net earnings (loss) from continuing operations for fiscal 2013 (11-month) is $821 million (net of taxes) of goodwill impairment charges primarily related to Best Buy Canada and Five Star. Net earnings (loss) attributable to Best Buy Co., Inc. shareholders for fiscal 2013 (11-month) includes restructuring charges (net of tax and noncontrolling interest) from continuing operations and the net of tax goodwill impairment.

(3)
Included within our Operating income (loss) and Net earnings (loss) from continuing operations for fiscal 2012 is $58 million ($38 million net of taxes) of restructuring charges from continuing operations recorded in fiscal 2012 related to measures we took to restructure our business. Also included in Net earnings (loss) from continuing operations for fiscal 2012 is $1.2 billion (net of taxes) of goodwill impairment charges related to Best Buy Europe. Included in Gain (loss) from discontinued operations is $186 million (net of taxes) of restructuring charges recorded in fiscal 2012 related to measures we took to restructure our business. Net earnings (loss) attributable to Best Buy Co., Inc. shareholders for fiscal 2012 includes restructuring charges (net of tax and noncontrolling interest) from both continuing and discontinued operations and the net of tax goodwill impairment, and excludes $1.3 billion in noncontrolling interest related to the agreement to buy out Carphone Warehouse Group plc's interest in the profit share-based management fee paid to Best Buy Europe pursuant to the 2007 Best Buy Mobile agreement (which represents earnings attributable to the noncontrolling interest).

(4)
Included within our Operating income (loss) and Net earnings (loss) from continuing operations for fiscal 2011 is $147 million ($93 million net of taxes) of restructuring charges recorded in the fiscal fourth quarter related to measures we took to restructure our businesses. These charges resulted in a decrease in our operating income rate of 0.3% of revenue for the fiscal year. Included in Gain (loss) from discontinued operations is $54 million (net of taxes) of restructuring charges recorded in the fiscal fourth quarter related to measures we took to restructure our business. Net earnings (loss) attributable to Best Buy Co., Inc. shareholders for fiscal 2011 includes the net of tax impact of restructuring charges from both continuing and discontinued operations.

(5)
Included within our Operating income (loss), Net earnings (loss) from continuing operations and Net earnings (loss) attributable to Best Buy Co., Inc. shareholders for fiscal 2010 is $52 million ($25 million net of taxes and noncontrolling interest) of restructuring charges related to measures we took to restructure our businesses. These charges resulted in a decrease in our operating income rate of 0.1% of revenue for the fiscal year.

(6)
Included within our Operating income (loss) and Net earnings (loss) from continuing operations for fiscal 2009 is $78 million ($48 million net of tax) of restructuring charges related to measures we took to restructure our businesses. Included within Gain (loss) from discontinued operations is goodwill and tradename impairment charges of $64 million (net of tax) related to our former Speakeasy business. Net earnings (loss) attributable to Best Buy Co., Inc. shareholders for fiscal 2009 includes the net of tax impact of restructuring charges from continuing operations and the goodwill and tradename impairment from discontinued operations.

(7)
Included within our Net earnings (loss) from continuing operations and Net earnings (loss) attributable to Best Buy Co., Inc. shareholders for fiscal 2009 is $111 million ($96 million net of tax) of investment impairment charges related to our investment in the common stock of CPW.

(8)
Comparable store sales is a commonly used metric in the retail industry, which compares revenue for a particular period with the corresponding period in the prior year, excluding the impact of sales from new stores opened. Our comparable store sales is comprised of revenue from stores operating for at least 14 full months, as well as revenue related to call centers, websites and online sales, and our other comparable sales channels. Revenue we earn from sales of merchandise to wholesalers or dealers is not included within our comparable store sales calculation. Relocated stores, as well as remodeled, expanded, and downsized stores closed more than 14 days, are excluded from the comparable store sales calculation until at least 14 full months after reopening. Acquired stores are included in the comparable store sales calculation beginning with the first full quarter following the first anniversary of the date of the acquisition. The calculation of comparable store sales excludes the impact of the extra week of revenue in the fourth quarter of fiscal 2012, as well as revenue from discontinued operations. The portion of our calculation of the comparable store sales percentage change attributable to our International segment excludes the effect of fluctuations in foreign currency exchange rates. The method of calculating comparable store sales varies across the retail industry. As a result, our method of calculating comparable store sales may not be the same as other retailers' methods.

(9)	The current ratio is calculated by dividing total current assets by total current liabilities.

(10)
As a result of the adoption of new accounting guidance related to the treatment of noncontrolling interests in consolidated financial statements, we recharacterized minority interests previously reported on our Consolidated Balance Sheets as noncontrolling interests and classified them as a component of shareholders' equity. As a result, we have reclassified total shareholders' equity for fiscal year 2009 to include noncontrolling interests of $513 million.

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

Our MD&A should be read in conjunction with the Consolidated Financial Statements and related Notes included in Item 8, Financial Statements and Supplementary Data, of this Transition Report on Form 10-K.

On November 2, 2011, our Board of Directors approved a change in our fiscal year-end from the Saturday nearest the end of February to the Saturday nearest the end of January, effective beginning with our fiscal year 2013. As a result of this change, our fiscal year 2013 transition period was 11 months and ended on February 2, 2013, and we began consolidating the results of our Europe, China and Mexico operations on a one-month lag, compared to a two-month lag in fiscal year 2012, to continue aligning our fiscal reporting periods with statutory filing requirements in certain foreign jurisdictions. As a result of our change in fiscal year-end and resulting change in our lag period, the month of January 2012 was not captured in our consolidated fiscal 2013 (11-month) results for those entities reported on a one-month lag. Refer to Note 2, Fiscal Year-end Change, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Transition Report on Form 10-K for further information.

In this MD&A, when financial results for fiscal 2013 are compared to financial results for fiscal 2012, the results for the 11-month transition period are compared to the results of the comparable 11-month recast period from fiscal 2012. When financial results for fiscal 2012 are compared to financial results for fiscal 2011, the results are presented on the basis of our previous fiscal year-end on a 12-month basis. Fiscal 2013 (11-month) and fiscal 2012 (11-month recast) included 48 weeks, fiscal 2012 included 53 weeks, and fiscal 2011 included 52 weeks. The following tables show the fiscal months included within the various comparison periods in our MD&A:

Fiscal 2013 (11-month) Results Compared With Fiscal 2012 (11-month recast)(1)
2013 (11-month)	2012 (11-month recast)
March 2012 - January 2013	March 2011 - January 2012

(1)	For entities reported on a lag, the fiscal months included in fiscal 2013 (11-month) and fiscal 2012 (11-month recast) were February through December.

Fiscal 2012 Results Compared With Fiscal 2011 (1)
2012	2011
March 2011 - February 2012	March 2010 - February 2011

(1)	For entities reported on a lag, the fiscal months included in fiscal 2012 and fiscal 2011 were January through December.

Overview

We are a multi-national, e-commerce and physical retailer of consumer electronics, including mobile phones, tablets and computers, large and small appliances, televisions, digital imaging, entertainment products and related accessories. We also offer consumers technology services – including support, repair, troubleshooting and installation – under the Geek Squad brand.

Best Buy operates as two reportable segments: Domestic and International. The Domestic segment is comprised of all operations within the U.S. and its territories. The International segment is comprised of all operations outside the U.S. and its territories.

Our business, like that of many retailers, is seasonal. Historically, we have realized more of our revenue and earnings in the fiscal fourth quarter, which includes the majority of the holiday shopping season in the U.S., Europe, Canada and Mexico. While consumers view some of the products and services we offer as essential, others are viewed as discretionary purchases. Consequently, our financial results are susceptible to changes in consumer confidence and other macroeconomic factors, including unemployment, consumer credit availability, and the condition of the housing market. Consumer confidence and macroeconomic trends continue to be uncertain, making customer traffic and spending patterns difficult to predict. Additionally, there are other factors that directly impact our performance, such as product life-cycles (including the introduction and pace of adoption of new technology) and the competitive retail environment. As a result of these factors, predicting our future revenue and net earnings is difficult. However, we remain confident that our differentiated value proposition continues to be valued by the consumer. Our value proposition is to offer: (1) the latest devices and services, all in one place; (2) knowledgeable, impartial advice; (3) competitive prices; (4) the consumer's ability to shop Best Buy wherever and whenever they like; and (5) technical and warranty support for the life of the product.

Revenue growth, along with disciplined capital allocation and expense control, remain key priorities for us as we navigate through the current environment and work to grow our return on invested capital.

Throughout this MD&A, we refer to comparable store sales. Comparable store sales is a commonly used metric in the retail industry, which compares revenue for a particular period with the corresponding period in the prior year, excluding the impact of sales from new stores opened. Our comparable store sales is comprised of revenue from stores operating for at least 14 full months, as well as revenue related to call centers, websites and online sales, and our other comparable sales channels. Revenue we earn from sales of merchandise to wholesalers or dealers is not included within our comparable store sales calculation.

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

Business Strategy and Core Philosophies

In November 2012, we announced our priorities to strengthen our operating and financial performance. As part of this announcement, we provided a diagnosis of our strengths and weaknesses and two main areas of focus: (1) stabilizing and improving our comparable store sales, and (2) increasing profitability across both of our segments. In addition, we unveiled our Renew Blue strategy with the goal of making Best Buy the preferred authority and destination for technology products and services. The pillars supporting our Renew Blue strategy are as follows:

•	Reinvigorate and rejuvenate the customer experience

•	Attract and inspire leaders and employees

•	Work with vendor partners to innovate and drive value

•	Increase return on invested capital

•	Continue our leadership role in positively impacting our world

In this context, we believe fiscal 2014 will be a year of transition for Best Buy. We intend to build on the momentum from the fourth quarter of fiscal 2013 (11-month), and our focus in fiscal 2014 will include the following six priorities:

1.	Accelerating online growth;

2.	Enhancing the multi-channel customer experience;

3.	Increasing revenue and gross profit per square foot through enhanced store space optimization and merchandising;

4.	Driving down cost of goods sold through supply chain efficiencies;

5.	Continuing to gradually optimize the U.S. real estate portfolio; and

6.	Reducing selling, general and administrative ("SG&A") costs.

Accelerate online growth. To accelerate online growth, we intend to improve online traffic and conversion by: (1) building a unified view of the customer across our various platforms that dynamically generates online recommendations for product and shopping information based on customers' needs and preferences; (2) implementing a new search platform that helps customers find products more easily with increased relevance; (3) creating product pages that have an integrated and consistent browsing experience across all devices; (4) enabling seamless access to Reward Zone points management and redemption capabilities; (5) creating an easy process for customers to add additional products and services, such as extended warranties and Geek Squad support; and (6) increasing our product assortment and enhancing product information. We expect to have made substantial progress against these initiatives by the fiscal 2014 holiday season.

Enhance the multi-channel customer experience. We recently introduced a new metric to track customer service levels known as “net promoter score” or NPS. NPS will measure not only the satisfaction of customers that buy from our stores or websites, but also those who do not.

We will also use NPS to help ensure we are upholding Best Buy's customer promises, which include offering the customer: (1) the latest devices and services, all in one place; (2) impartial and knowledgeable advice; (3) competitive prices; (4) the ability to shop when and where they want; and (5) support for the life of their products. We have defined key performance indicators that measure our progress on a monthly basis. Since we first announced Renew Blue, we have seen an improvement in our NPS, as well as increased customer satisfaction pertaining to our sales associates, service and price perception. Looking ahead, we remain focused on driving customer satisfaction through: (1) better in-stock performance across our various channels; (2) improved price perception through our low price guarantee; (3) higher personalization in our online offers; and (4) the re-allocation of store labor hours to customer-facing activities.

Increase revenue and gross profit per square foot through enhanced store space optimization and merchandising. In fiscal 2014, we plan to reduce space allocated to declining or low-margin categories, such as music and movies, and replace it with higher growth categories, such as mobile phones, appliances and accessories. To support these expanded categories, we plan to: (1) deepen product assortments; (2) increase store employee training; and (3) reprioritize marketing investments.

Drive down cost of goods sold through supply chain efficiencies. In conjunction with our initiatives to improve the effectiveness of our online channel described above, we also plan to expand our online fulfillment capabilities into all of our existing distribution centers and improve our allocations of inventory in order to ensure that product availability is optimized. Additionally, we will be consolidating multi-unit customer orders into one shipment, when possible, and refining order management to fill orders from optimal locations. All of these initiatives are meant to improve service levels to the customer and reduce shipping costs.

Another priority for supply chain will be to reduce expense by driving transportation efficiencies. To achieve this, we are significantly improving information sharing, collaboration and route planning with our carrier partners to send fuller trucks and reduce empty miles. Finally, we are reviewing all product movement to identify opportunities to alter product flows and transportation methods to further reduce expense.

Continue to gradually optimize our U.S. real estate portfolio. Occupancy cost reductions continue to be a key focus, and we made significant progress in fiscal 2013 (11-month) in both the area of store closings and renegotiated leases. In fiscal 2013 (11-month), we closed 47 large-format stores and expect to close an additional 5 to 10 large-format stores in fiscal 2014. Additionally, we are adopting more stringent standards for returns on capital investments, including the performance levels we require from prototype store formats before we commit to larger scale roll-outs. This includes all formats, including our Richfield prototype stores, our Magnolia and Pacific Sales stores-within-a-store, and our Best Buy Mobile stand-alone stores. However, we are planning to move forward with new stores in a small number of selected and opportunistic markets, including 12 new Best Buy Mobile stores, 10 Magnolia Design Center (stores-within-a-store), and 18 to 25 Pacific Kitchen and Home (stores-within-a-store).

Reduce SG&A costs. Over time, we believe there is an opportunity to remove $400 million in costs in the U.S., Canada and Mexico. Beginning in February 2013, we executed Phase One of our Renew Blue cost reduction plan with an estimated $150 million in annualized savings. These savings are being driven by: (1) the discontinuation of non-core activities; (2) the elimination of management layers; and (3) various efficiency improvements intended to reduce costs and improve decision making.

In addition to the $150 million of Phase One actions, we expect additional costs to be eliminated in fiscal 2014, as we continue to systematically and aggressively challenge all elements of our SG&A cost structure in pursuit of a lower cost base.

Results of Operations

In order to align our fiscal reporting periods and comply with statutory filing requirements in certain foreign jurisdictions, we consolidate the financial results of our Europe, China and Mexico operations on a lag. Consistent with such consolidation, the financial and non-financial information presented in our MD&A relative to these operations is also presented on a lag. When fiscal 2013 (11-month) results are compared to fiscal 2012 (11-month recast) results, lag entities are reported on a one-month lag as a result of our fiscal year-end change. When fiscal 2012 results are compared to fiscal 2011 results, lag entities are reported on a two-month lag based on our previous fiscal calendar year-end. Our policy is to accelerate the recording of events occurring in the lag period that significantly affect our consolidated financial statements. There were no significant intervening events which would have materially affected our financial condition, results of operations, liquidity or other factors had they been recorded during fiscal 2013 (11-month).

Discontinued Operations Presentation

The results of our large-format Best Buy branded stores in China, Turkey, and the United Kingdom ("U.K."), The Phone House retail stores in Belgium, Napster and Speakeasy are presented as discontinued operations in our Consolidated Statements of Earnings. Unless otherwise stated, financial results discussed herein refer to continuing operations.

Fiscal 2013 (11-month) Summary

•
Fiscal 2013 (11-month) included a net loss from continuing operations of $443 million, compared to a net loss of $1.3 billion in fiscal 2012 (11-month recast). The net loss in fiscal 2013 (11-month) includes the impacts of $822 million of goodwill impairments and $451 million of restructuring charges, while fiscal 2012 (11-month recast) includes the impacts of a $1.2 billion goodwill impairment and $53 million of restructuring charges. Loss per diluted share from continuing operations was $1.31 in fiscal 2013 (11-month), compared to loss per diluted share of $3.38 in fiscal 2012 (11-month recast).

•
Revenue was $45.1 billion in fiscal 2013 (11-month). The decrease from fiscal 2012 (11-month recast) was driven primarily by a comparable store sales decline of 2.9% and the closure of 47 large-format stores in our Domestic segment.

•
Our gross profit rate decreased by 1.0% of revenue to 23.6% of revenue. The decrease was primarily due to increased revenue from the wholesale channel in Europe and increased promotional activity in the International segment and the Domestic segment.

•
We recorded $451 million of restructuring charges related to several restructuring actions we undertook in fiscal 2013 (11-month), including our Renew Blue cost reduction initiatives, Europe store transformation and U.S. large-format store closures and other operational changes.

•
We generated $1.5 billion in operating cash flow in fiscal 2013 (11-month) with $1.8 billion of cash and cash equivalents, compared to $1.2 billion at the end of fiscal 2012. Capital expenditures remained relatively consistent with prior years at $705 million in fiscal 2013 (11-month).

•	During fiscal 2013 (11-month), we made four dividend payments totaling $0.66 per share, or $224 million in the aggregate.

Consolidated Results

The following table presents selected consolidated financial data for each of the past three fiscal years and fiscal 2012 (11-month recast) ($ in millions, except per share amounts):

	11-Month		12-Month
Consolidated Performance Summary	2013	2012	2012	2011
		(recast)
Revenue	$45,085	$46,064	$50,705	$49,747
Revenue gain (decline) %	(2.1)%	n/a	1.9%	1.0%
Comparable store sales % decline	(2.9)%	(1.6)%	(1.7)%	(1.8)%
Gross profit	$10,649	$11,352	$12,573	$12,541
Gross profit as a % of revenue(1)	23.6%	24.6%	24.8%	25.2%
SG&A	$9,502	$9,339	$10,242	$10,029
SG&A as a % of revenue(1)	21.1%	20.3%	20.2%	20.2%
Restructuring charges	$450	$34	$39	$138
Goodwill impairments	$822	$1,207	$1,207	$—
Operating income (loss)	$(125)	$772	$1,085	$2,374
Operating income (loss) as a % of revenue	(0.3)%	1.7%	2.1%	4.8%
Net earnings (loss) from continuing operations(2)	$(443)	$(1,260)	$(1,057)	$1,427
Gain (loss) from discontinued operations(3)	$2	$(165)	$(174)	$(150)
Net earnings (loss) attributable to Best Buy Co., Inc. shareholders	$(441)	$(1,425)	$(1,231)	$1,277
Diluted earnings (loss) per share from continuing operations	$(1.31)	$(3.38)	$(2.89)	$3.44
Diluted earnings (loss) per share	$(1.30)	$(3.83)	$(3.36)	$3.08

(1)
Because retailers vary in how they record costs of operating their supply chain between cost of goods sold and SG&A, our gross profit rate and SG&A rate may not be comparable to other retailers' corresponding rates. For additional information regarding costs classified in cost of goods sold and SG&A, refer to Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Transition Report on Form 10-K.

(2)	Includes both Net earnings (loss) from continuing operations and Net earnings from continuing operations attributable to noncontrolling interests.

(3)	Includes both Gain (loss) from discontinued operations and Net loss from discontinued operations attributable to noncontrolling interests.

Fiscal 2013 (11-month) Results Compared With Fiscal 2012 (11-month recast)

For purposes of this section, fiscal 2013 (11-month) represents the 11-month transition period ended February 2, 2013 and fiscal 2012 (11-month recast) represents the comparable 11-month period ended January 28, 2012.

In fiscal 2013 (11-month), we experienced comparable store sales declines in gaming, computers, televisions and digital imaging. These declines were partially offset by gains in mobile phones and tablets. The decline in gross profit rate reflects mix shifts, a price competitive environment and growth in the lower-margin wholesale business in Europe. The increase in SG&A largely reflected increased field incentive compensation and executive retention and transition costs.

The components of the 2.1% revenue decrease in fiscal 2013 (11-month) were as follows:

Comparable store sales impact	(2.8)%
Net store changes	(0.2)%
Non-comparable store sales channels(1)	0.6%
Impact of foreign currency exchange rate fluctuations	0.3%
Total revenue decrease	(2.1)%

(1)
Non-comparable store sales channels primarily reflects the impact from revenue we earn from sales of merchandise to wholesalers and dealers, as well as other non-comparable sales not included within our comparable store sales calculation.

Our gross profit rate decreased 1.0% of revenue in fiscal 2013 (11-month). Our Domestic and International segments each accounted for a decrease of 0.5% of revenue. For further discussion of each segment's gross profit rate changes, see Segment Performance Summary, below.

The SG&A rate increased 0.8% of revenue in fiscal 2013 (11-month). Our Domestic and International segments contributed a rate increase of 0.6% of revenue and 0.2% of revenue, respectively. For further discussion of each segment's SG&A rate changes, see Segment Performance Summary, below.

We recorded restructuring charges of $451 million in fiscal 2013 (11-month), which included $1 million of inventory write-downs recorded in cost of goods sold. Our Domestic segment recorded $328 million of restructuring charges, including $1 million of inventory write-downs, in fiscal 2013 (11-month), and our International segment recorded $123 million of restructuring charges in fiscal 2013 (11-month). These restructuring charges resulted in a decrease in our operating income in fiscal 2013 (11-month) of 1.0% of revenue. We recorded $53 million of restructuring charges in fiscal 2012 (11-month recast), which included $19 million of inventory write-downs recorded in cost of goods sold. Our Domestic and International segments recorded $38 million and $15 million of restructuring charges, respectively, in fiscal 2012 (11-month recast). The restructuring charges recorded in fiscal 2012 (11-month recast) resulted in a decrease in our operating income rate of 0.1% of revenue. For further discussion of each segment’s restructuring charges, see Segment Performance Summary, below.

Our operating income decreased $897 million, or 116.2%, and our operating loss as a percent of revenue decreased to 0.3% of revenue in fiscal 2013 (11-month), compared to operating income of 1.7% of revenue in fiscal 2012 (11-month recast). The decrease in our operating income was due to a decrease in gross profit as a result of a decrease in revenue and a decline in the gross profit rate, an increase in restructuring charges and an increase in SG&A, partially offset by a decrease in goodwill impairments.

Fiscal 2012 Results Compared With Fiscal 2011

For purposes of this section, fiscal 2012 represents the 12 months ended March 3, 2012 and fiscal 2011 represents the 12 months ended February 26, 2011.

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

The components of the 1.9% revenue increase in fiscal 2012 were as follows:

Net new stores	1.6%
Impact of foreign currency exchange rate fluctuations	1.5%
Comparable store sales impact	0.9%
One less week of revenue for Best Buy Europe(1)	(1.6)%
Non-comparable sales channels(2)	(0.5)%
Total revenue increase	1.9%

(1)	Represents the incremental revenue associated with stores in our Domestic segment and Canada in fiscal 2012, which had 53 weeks of activity, compared to 52 weeks in fiscal 2011.

(2)
Non-comparable sales channels primarily reflects the impact from revenue we earn from sales of merchandise to wholesalers and dealers, as well as other non-comparable sales not included within our comparable store sales calculation.

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

Our operating income decreased $1.3 billion, or 54.3%, and our operating income rate decreased to 2.1% of revenue in fiscal 2012, compared to 4.8% of revenue in fiscal 2011. The 2.7% of revenue operating income rate decrease was driven primarily by a non-cash impairment charge of $1.2 billion to write-off the goodwill related to our Best Buy Europe reporting unit and a decrease in our gross profit rate, partially offset by decreased restructuring charges. Our operating income in fiscal 2012 included $58 million of restructuring charges, compared to $147 million of restructuring charges in fiscal 2011.

Segment Performance Summary

Domestic

The following table presents selected financial data for our Domestic segment for each of the past three fiscal years and fiscal 2012 (11-month recast) ($ in millions):

	11-Month		12-Month
Domestic Segment Performance Summary	2013	2012	2012	2011
		(recast)
Revenue	$33,343	$34,110	$37,615	$37,070
Revenue gain (decline) %	(2.2)%	n/a	1.5%	(0.2)%
Comparable store sales decline %	(1.7)%	(1.6)%	(1.6)%	(3.0)%
Gross profit	$7,837	$8,231	$9,186	$9,314
Gross profit as a % of revenue	23.5%	24.1%	24.4%	25.1%
SG&A	$6,773	$6,656	$7,307	$7,229
SG&A as a % of revenue	20.3%	19.5%	19.4%	19.5%
Restructuring charges	$327	$19	$24	$31
Goodwill impairments	$3	$—	$—	$—
Operating income	$734	$1,556	$1,855	$2,054
Operating income as a % of revenue	2.2%	4.6%	4.9%	5.5%

The following table reconciles our Domestic segment stores open at the end of each of the last three fiscal years:

	Fiscal 2011	Fiscal 2012			Fiscal 2013 (11-Month)
	Total Stores at End of Fiscal Year	Stores Opened	Stores Closed	Total Stores at End of Fiscal Year	Stores Opened	Stores Closed	Total Stores at End of Fiscal Year
Best Buy	1,099	7	(3)	1,103	—	(47)	1,056
Best Buy Mobile stand-alone	177	128	—	305	105	(1)	409
Pacific Sales	35	—	(1)	34	—	—	34
Magnolia Audio Video	6	—	(1)	5	—	(1)	4
Total Domestic segment stores	1,317	135	(5)	1,447	105	(49)	1,503

Fiscal 2013 (11-month) Results Compared With Fiscal 2012 (11-month recast)

For purposes of this section, fiscal 2013 (11-month) represents the 11-month transition period ended February 2, 2013 and fiscal 2012 (11-month recast) represents the comparable 11-month period ended January 28, 2012.

In the first three quarters of fiscal 2013 (11-month), we experienced continued declines in comparable store sales and gross margins. Management took action to reverse these negative trends, including increased training for our retail employees and a price-match policy for online and retail store competitors during the U.S. holiday season. During the fourth quarter, we achieved comparable store sales growth and stable gross margins.

In fiscal 2013 (11-month), we experienced sales growth in mobile phones and tablets due to continued demand for these products as new technology is introduced. We also experienced sales growth in appliances, primarily from the introduction of additional Pacific Kitchen and Home store-within-a-store locations. However, these increases were more than offset by decreases in other product categories, such as gaming, computers, digital imaging and televisions. Certain of these products (in particular, compact cameras and camcorders and gaming) have faced declining demand due in part to the inclusion of their key features in new products, such as smartphones and tablets. In addition, the net impact from the closure of 47 large-format stores in fiscal 2013 (11-month) contributed to the overall revenue decline.

The components of the 2.2% revenue decrease in the Domestic segment in fiscal 2013 (11-month) were as follows:

Comparable store sales impact	(1.6)%
Net store changes	(0.9)%
Non-comparable store sales channels(1)	0.3%
Total revenue decrease	(2.2)%

(1)	Non-comparable store sales channels reflects the impact from revenue we earn from sales channels not yet included within our comparable store sales calculation.

The impact of net store changes on our revenue is a result of store opening and closing activity during the past 11 months, as well as stores opened in the prior year that are not included in comparable store sales due to the timing of their opening. The decrease in large-format Best Buy branded stores contributed to the majority of the total decrease in revenue associated with net store changes in fiscal 2013 (11-month) compared to the comparable prior-year period. The addition of small-format Best Buy Mobile stand-alone stores partially offset the decrease, as the proportion contributed to revenue is smaller due to their smaller square footage and limited category focus compared to our large-format stores.

The following table presents the Domestic segment's revenue mix percentages and comparable store sales percentage changes by revenue category in fiscal 2013 (11-month) and 2012 (11-month recast):

	Revenue Mix Summary		Comparable Store Sales Summary
	11 Months Ended		11 Months Ended
	February 2, 2013	January 28, 2012	February 2, 2013	January 28, 2012
Consumer Electronics	33%	36%	(7.5)%	(5.7)%
Computing and Mobile Phones	44%	40%	7.5%	6.4%
Entertainment	10%	12%	(21.4)%	(16.0)%
Appliances	6%	5%	10.1%	10.6%
Services	6%	6%	0.8%	(0.1)%
Other	1%	1%	n/a	n/a
Total	100%	100%	(1.7)%	(1.6)%

The following is a description of the notable comparable store sales changes in our Domestic segment by revenue category:

•
Consumer Electronics: The 7.5% comparable store sales decline was primarily driven by a decrease in the sales of digital imaging products, particularly compact cameras and camcorders, partially due to convergence with smartphones. In addition, we experienced a decrease in television revenue due primarily to a decrease in average selling price from an increased sales mix of small and mid-sized televisions. These declines were partially offset by the increased sales of e-Readers.

•
Computing and Mobile Phones: The 7.5% comparable store sales gain resulted primarily from increased sales of mobile phones due to an increased mix of higher-priced smartphones and new product launches, as well as increased sales of tablets driven by new product launches, consumer demand and continued expansion of available platforms. The strong performance from mobile phones and tablets was partially offset by a decline in sales of notebook and desktop computers.

•
Entertainment: The 21.4% comparable stores sales decline was mainly the result of a decline in gaming due to aging gaming platforms, fewer new software releases and the migration of casual gamers to other platforms, such as tablets and smartphones.

•
Appliances: The 10.1% comparable store sales gain was due to the implementation of operational improvements, including the addition of more Pacific Kitchen and Home store-within-a-store concepts, promotional effectiveness and improved performance in small appliances.

•
Services: The 0.8% comparable store sales gain was primarily due to the benefit from a periodic profit sharing payment that was earned based on the long-term performance of the our externally managed extended service plan portfolio, partially offset by a decrease in the sales of notebook computers, which contributed to fewer service products sales opportunities.

Our Domestic segment experienced a decrease in gross profit of $394 million, or 4.8%, in fiscal 2013 (11-month) compared to fiscal 2012 (11-month recast), driven by lower revenue and a decline in the gross profit rate. The 0.6% of revenue decrease in the gross profit rate resulted primarily from the following factors:

•	increased promotional activity, notably in computing, home theater, MP3 players and movies; and

•	an increased mix of smartphones with higher average selling prices but a lower margin rate;

•	partially offset by an improvement in sales mix due to decreased sales of computing and gaming products.

Our Domestic segment's SG&A grew $117 million, or 1.8%, in fiscal 2013 (11-month) compared to fiscal 2012 (11-month recast). The increase in SG&A was driven by an increase in field incentive compensation and executive retention and transition costs, costs related to the addition of 104 net new Best Buy Mobile stand-alone stores and the addition of the mindSHIFT business, and increased investments in advertising and other costs to drive online sales. This increase was partially offset by the elimination of the Best Buy Mobile profit share-based management fee and lower expenses as a result of large-format store closures. The SG&A rate increased by 0.8% of revenue as a result of the deleveraging impact of the revenue decline, as well as from the aforementioned factors.

Our Domestic segment recorded $328 million of restructuring charges in fiscal 2013 (11-month), which included $1 million of inventory write-downs included in cost of goods sold. The restructuring charges related to our Renew Blue and first quarter fiscal 2013 U.S. restructuring activities and consisted primarily of facility closure costs, employee termination benefits and asset impairments. These restructuring charges resulted in a decrease in our operating income in fiscal 2013 (11-month) of 1.0% of revenue. Our Domestic segment recorded restructuring charges of $38 million, including $19 million of inventory write-downs included in cost of goods sold, in fiscal 2012 (11-month recast). The restructuring charges consisted of facility closure costs and property and equipment impairments related to our fiscal 2012 restructuring activities, as well as inventory write-downs and facility closure costs related primarily to our fiscal 2011 restructuring activities. Refer to Note 7, Restructuring Charges, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Transition Report on Form 10-K for further information about the restructuring activities.

The $822 million decrease in our Domestic segment's operating income for fiscal 2013 (11-month) was principally the result of a decrease in revenue as a result of large-format store closures and a comparable stores sales decline, as well as an increase in restructuring charges.

Fiscal 2012 Results Compared With Fiscal 2011

For purposes of this section, fiscal 2012 represents the 12 months ended March 3, 2012 and fiscal 2011 represents the 12 months ended February 26, 2011.

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

The following table presents the Domestic segment's revenue mix percentages and comparable store sales percentage changes by revenue category in fiscal 2012 and 2011:

	Revenue Mix Summary		Comparable Store Sales Summary
	12 Months Ended		12 Months Ended
	March 3, 2012	February 26, 2011	March 3, 2012	February 26, 2011
Consumer Electronics	36%	37%	(5.4)%	(6.3)%
Computing and Mobile Phones	40%	37%	6.0%	3.6%
Entertainment	12%	14%	(16.3)%	(13.3)%
Appliances	5%	5%	10.6%	7.0%
Services	6%	6%	(0.6)%	0.5%
Other	1%	1%	n/a	n/a
Total	100%	100%	(1.6)%	(3.0)%

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

International

The following table presents selected financial data for our International segment for each of the past three fiscal years and fiscal 2012 (11-month recast) ($ in millions):

	11-Month		12-Month
International Segment Performance Summary	2013	2012	2012	2011
		(recast)
Revenue	$11,742	$11,954	$13,090	$12,677
Revenue gain (decline) %	(1.8)%	n/a	3.3%	4.7%
Comparable store sales % gain (decline)	(6.9)%	(2.5)%	(2.1)%	2.3%
Gross profit	$2,812	$3,121	$3,387	$3,227
Gross profit as a % of revenue	23.9%	26.1%	25.9%	25.5%
SG&A	$2,729	$2,683	$2,935	$2,800
SG&A as a % of revenue	23.2%	22.4%	22.4%	22.1%
Restructuring charges	$123	$15	$15	$107
Goodwill impairments	$819	$1,207	$1,207	$—
Operating income (loss)	$(859)	$(784)	$(770)	$320
Operating income (loss) as a % of revenue	(7.3)%	(6.6)%	(5.9)%	2.5%

The following table reconciles our International segment stores open at the end of each of the last three fiscal years:

	Fiscal 2011	Fiscal 2012			Fiscal 2013 (11-Month)(1)
	Total Stores at End of Fiscal Year	Stores Opened	Stores Closed	Total Stores at End of Fiscal Year	Stores Opened	Stores Closed	Total Stores at End of Fiscal Year
Best Buy Europe(2)	2,357	145	(109)	2,393	122	(126)	2,389
Canada
Future Shop	146	5	(2)	149	—	(9)	140
Best Buy	71	6	—	77	2	(7)	72
Best Buy Mobile stand-alone	10	20	—	30	19	—	49
China
Five Star	166	41	(3)	204	12	(5)	211
Mexico
Best Buy	6	2	—	8	6	—	14
Express	—	—	—	—	1	—	1
Total International segment stores	2,756	219	(114)	2,861	162	(147)	2,876

(1)	Fiscal 2013 includes store opening and closing activity for the month of January for Best Buy Europe, China and Mexico.

(2)	Represents small-format The Carphone Warehouse and The Phone House stores.

Fiscal 2013 (11-month) Results Compared With Fiscal 2012 (11-month recast)

For purposes of this section, fiscal 2013 (11-month) represents the 11-month transition period ended February 2, 2013 and fiscal 2012 (11-month recast) represents the comparable 11-month period ended January 28, 2012.

We experienced differing comparable store sales in the various geographies in our International segment. In Europe, we experienced a comparable store sales gain due to effective promotions and an increase in sales of higher-priced mobile phone handsets. In Canada, comparable store sales declines were the result of overall industry softness leading to declines in televisions, computers and gaming, which were partially offset by increased sales of mobile phones and tablets. In China, increased competition from online competitors pressured prices across most product categories, while the end of certain government stimulus programs in December 2011 continued to have a negative impact on appliances. The combination of lower sales in Canada and China, as well as a decrease in the gross profit rate in Europe due to an increased mix of wholesale sales, an unfavorable product mix and greater promotional activity, resulted in lower gross profit and operating income in our International segment.

The components of the International segment's 1.8% revenue decrease in fiscal 2013 (11-month) were as follows:

Comparable store sales impact	(6.0)%
Net store changes	1.7%
Non-comparable store sales channels(1)	1.5%
Impact of foreign currency exchange rate fluctuations	1.0%
Total revenue decrease	(1.8)%

(1)
Non-comparable store sales channels primarily reflects the impact from revenue we earn from sales of merchandise to wholesalers and dealers, as well as other non-comparable sales not included within our comparable store sales calculation.

The addition of 20 large-format stores throughout the International segment during the past 11 months (Five Star, Best Buy Mexico and Best Buy Canada) contributed to the majority of the change in revenue associated with net new stores. The impact of the closure of 21 large-format stores in the International segment (Future Shop, Best Buy Canada and Five Star) had minimal impact on revenue, as the majority of the closures occurred late in the fourth quarter. The net addition of 16 small-format stores, including 19 new small-format Best Buy Mobile stand-alone stores in Canada, had a significantly smaller impact on the overall revenue change given their smaller square footage compared to our large-format stores.

The following table presents the International segment's revenue mix percentages and comparable store sales percentage changes by revenue category in fiscal 2013 (11-month) and 2012 (11-month recast):

	Revenue Mix Summary		Comparable Store Sales Summary
	11 Months Ended		11 Months Ended
	February 2, 2013	January 28, 2012	February 2, 2013	January 28, 2012
Consumer Electronics	18%	20%	(16.5)%	(7.0)%
Computing and Mobile Phones	61%	56%	0.1%	(0.3)%
Entertainment	4%	5%	(17.4)%	(13.4)%
Appliances	10%	10%	(15.1)%	2.9%
Services	7%	9%	(6.9)%	(1.3)%
Other	<1%	<1%	n/a	n/a
Total	100%	100%	(6.9)%	(2.5)%

The following is a description of the notable comparable store sales changes in our International segment by revenue category:

•
Consumer Electronics: The 16.5% comparable store sales decline was driven primarily by decreases in the sales of televisions and digital imaging products, primarily in Canada, as a result of industry softness and device convergence similar to that experienced within our Domestic segment.

•
Computing and Mobile Phones: The 0.1% comparable store sales gain was caused primarily from an increase in sales of mobile phones in Europe and Canada, as well as increased tablet sales in Canada. These gains were almost fully offset by a decline in sales of notebooks and desktop computers.

•	Entertainment: The 17.4% comparable store sales decline was primarily from decreases in gaming in Canada as a result of factors similar to those experienced in our Domestic segment.

•
Appliances: The 15.1% comparable store sales decline was primarily due to a decrease in sales of appliances in our Five Star operations due to a slowdown in the housing market and the end of certain government stimulus programs in China in December 2011.

•	Services: The 6.9% comparable store sales decline was primarily due to a decrease in services in Canada and Europe.

Our International segment experienced a gross profit decline of $309 million, or 9.9%, in fiscal 2013 (11-month), driven primarily by revenue declines in Canada and China and a gross profit rate decline in Europe. The 2.2% of revenue decrease in the gross profit rate was driven by Europe due to a higher percentage of revenue coming from the wholesale channel, an unfavorable product mix, and greater promotional activity.

Our International segment's SG&A increased $46 million, or 1.7%, in fiscal 2013 (11-month). The increase in both SG&A and the SG&A rate was driven by the absence of the Best Buy Mobile profit share-based management fee, partially offset by lower spending in Europe. In addition, the deleveraging impact of negative comparable store sales in Five Star and Canada also contributed to the SG&A rate increase.

Our International segment recorded $123 million and $15 million of restructuring charges in fiscal 2013 (11-month) and 2012 (11-month recast), respectively. The restructuring charges in fiscal 2013 (11-month) related to our Renew Blue and fiscal 2013 Europe restructuring activities and consisted of facility closure costs, employee termination benefits and property and equipment impairments. The fiscal 2012 (11-month recast) charges related to our fiscal 2012 restructuring and consisted of property and equipment impairments. These restructuring charges resulted in a decrease in our operating income in fiscal 2013 (11-month) and 2012 (11-month recast) of 1.0% of revenue and 0.1% of revenue, respectively. Refer to Note 7, Restructuring Charges, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Transition Report on Form 10-K for further information about the restructuring activities.

During the fourth quarter of fiscal 2013 (11-month), we recorded a $819 million goodwill impairment charge related to our Best Buy Canada and Five Star reporting units. The impairments followed significant deterioration in operating performance in the latter part of fiscal 2013 (11-month), with results falling significantly below management forecasts. As a result of this decline in performance, during the fourth quarter of fiscal 2013 (11-month), management updated long-range forecasts for the two reporting units. This analysis led to the conclusion that the goodwill had no value, and therefore full impairments were recorded. Refer to Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Transition Report on Form 10-K for further information about the goodwill impairment.

The International segment's increased operating loss in fiscal 2013 (11-month) was primarily due to the decrease in revenue, combined with the decline in the gross profit rate, the elimination of the Best Buy Mobile profit share-based management fee and the increase in restructuring charges. These factors were partially offset by a decrease in goodwill impairment.

Fiscal 2012 Results Compared With Fiscal 2011

For purposes of this section, fiscal 2012 represents the 12 months ended March 3, 2012 and fiscal 2011 represents the 12 months ended February 26, 2011.

During fiscal 2012, we significantly restructured our International segment. We completed the exit of our large-format Best Buy branded stores in China and Turkey, which we had announced in the fourth quarter of fiscal 2011, and re-focused our Best Buy Europe strategy by closing our large-format Best Buy branded stores in the U.K. to focus on our small-format stores. We also completed the Mobile buy-out in fiscal 2012, which will allow us to fully benefit from growing connections opportunities in the U.S. and Canada. In fiscal 2013, we plan to focus internationally on our existing markets of Canada, China and Mexico, as well as small-format stores in Europe. Notable store opening plans in fiscal 2013 include approximately 50 new Five Star stores in the growing market in China.

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

(2)
Non-comparable sales channels primarily reflects the impact from revenue we earn from sales of merchandise to wholesalers and dealers as well as other non-comparable sales not included within our comparable store sales calculation.

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

The following table presents the International segment's revenue mix percentages and comparable store sales percentage changes by revenue category in fiscal 2012 and 2011:

	Revenue Mix Summary		Comparable Store Sales Summary
	12 Months Ended		12 Months Ended
	March 3, 2012	February 26, 2011	March 3, 2012	February 26, 2011
Consumer Electronics	20%	20%	(6.9)%	(2.8)%
Computing and Mobile Phones	56%	55%	—%	4.9%
Entertainment	5%	6%	(13.3)%	(12.4)%
Appliances	10%	9%	4.5%	15.8%
Services	9%	10%	(1.3)%	(1.6)%
Other	<1%	<1%	n/a	n/a
Total	100%	100%	(2.1)%	2.3%

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

During the fourth quarter of fiscal 2012, we recorded a $1.2 billion goodwill impairment charge relating to our Best Buy Europe reporting unit, as a result of the our purchase of CPW's interest in the Best Buy Mobile profit share agreement (the "Mobile buy-out"). The cash flows attributable to Best Buy Europe under the profit share agreement represented a significant proportion of the fair value attributable to the Best Buy Europe reporting unit. Accordingly, the Mobile buy-out resulted in these cash flows no longer being available to the reporting unit. Upon completion of the Mobile buy-out, we performed an impairment review of the associated goodwill and determined that the entire amount of $1.2 billion was impaired. Refer to Note 3, Profit Share Buy-Out, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Transition Report on Form 10-K for further information about the goodwill impairment.

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

Additional Consolidated Results

Other Income (Expense)

In fiscal 2013 (11-month), we sold an equity method investment for a gain of $18 million. In fiscal 2012 (11-month recast) and fiscal 2012, we sold our shares of common stock in TalkTalk Telecom Group PLC and Carphone Warehouse Group plc for $112 million and recorded a pre-tax gain of $55 million related to the sale.

In fiscal 2013 (11-month), our investment income and other was $33 million, compared to $37 million in fiscal 2012 (11-month recast). The decrease in fiscal 2013 (11-month) was primarily due to a lower average cash and cash equivalents balance, partially offset by a higher weighted average interest rate on cash balances. Our investment income and other in fiscal 2012 was $37 million, compared to $43 million in fiscal 2011. The decrease in investment income in fiscal 2012 compared to fiscal 2011 was primarily the result of lower returns on our deferred compensation assets.

Interest expense was $112 million in fiscal 2013 (11-month), compared to $121 million in fiscal 2012 (11-month recast). The reduction in interest expense from the repayment of our convertible debt in January 2012, as well as the acceleration of amortization costs from the early cancellation of our receivables credit facility in Europe in July 2011, was partially offset by an increase in interest expense on our $1 billion of long-term debt securities that remained outstanding for all 11 months in fiscal 2013 (11-month), compared to 9 months in fiscal 2012 (11-month recast). Interest expense in fiscal 2012 was $134 million, compared to $86 million in fiscal 2011. The increase in interest expense in fiscal 2012, compared to fiscal 2011, was primarily driven by our issuance of $1 billion of long-term debt securities in the first quarter of fiscal 2012.

Effective Income Tax Rate

Our effective income tax rate ("ETR") was (124.2)% in fiscal 2013 (11-month), compared to 83.7% in fiscal 2012 (11-month recast). Excluding the impact of the goodwill impairments (which are not tax deductible), the ETR would have been 36.3% in fiscal 2013 (11-month) and 31.9% in fiscal 2012 (11-month recast). The ETR, excluding goodwill impairments, in fiscal 2013 (11-month) was higher due to decreased tax benefits from foreign operations, which were due primarily to a decrease in foreign earnings. Our ETR was 68.0% in fiscal 2012, compared to 33.4% in fiscal 2011. The increase in the ETR in fiscal 2012 compared to fiscal 2011 was mainly the result of the $1.2 billion goodwill impairment related to our Best Buy Europe reporting unit, as the goodwill is not deductible for tax purposes. The tax impacts of foreign operations and other discrete events had minimal impact on the year-over-year ETR. Excluding the impact of the goodwill impairment, the ETR in fiscal 2012 would have been approximately 32.7%.

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

The decrease in both loss from discontinued operations and loss from discontinued operations attributable to noncontrolling interests in fiscal 2013 (11-month) compared to fiscal 2012 (11-month recast) was the result of the above listed operations having been largely inactive during the current year period, whereas we were still operating our U.K. and Belgium stores, as well as Napster, during fiscal 2012 (11-month recast). In addition, we recognized a benefit from positive adjustments to estimated facility closure costs associated with the closure of our Best Buy branded stores in the U.K. in fiscal 2013 (11-month).

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

The increase in net loss from discontinued operations attributable to noncontrolling interests in fiscal 2012 compared to fiscal 2011 was the result of increased losses from our large-format Best Buy branded stores in the U.K. due to restructuring activities undertaken to close the stores. The U.K. stores are part of Best Buy Europe, our consolidated subsidiary in which CPW holds a 50% noncontrolling interest.

Net Earnings from Continuing Operations Attributable to Noncontrolling Interests

The decrease in net earnings from continuing operations attributable to noncontrolling interests in fiscal 2013 (11-month) compared to fiscal 2012 (11-month recast) was due to the Mobile buy-out in the fourth quarter of fiscal 2012 (11-month recast). As a result of the Mobile buy-out, CPW is no longer entitled to a portion of the profit share payments to Best Buy Europe Distributions Limited ("Best Buy Europe"), our subsidiary in which CPW holds a 50% noncontrolling interest. In addition, net earnings from continuing operations attributable to noncontrolling interests also decreased due to a decline in net earnings of Best Buy Europe.

The increase in net earnings from continuing operations attributable to noncontrolling interests in fiscal 2012 compared to fiscal 2011 was due to the strategic changes in respect of Best Buy Europe announced in November 2011. The strategic changes included the Mobile buy-out, which was completed during the fourth quarter of fiscal 2012. The $1.3 billion payment related to the Mobile buy-out was presented within the Net earnings from continuing operations attributable to noncontrolling interests line in the Consolidated Statements of Earnings. In the Consolidated Statement of Cash Flows, the payment to Carphone Warehouse is included within the Payment to noncontrolling interest line, as part of cash flows from financing activities.

Refer to Note 3, Profit Share Buy-Out, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Transition Report on Form 10-K for further information about the Mobile buy-out.

Impact of Inflation and Changing Prices

Highly competitive market conditions and the general economic environment minimized inflation's impact on the selling prices of our products and services, and on our expenses. In addition, price deflation and the continued commoditization of key technology products limited our ability to increase our gross profit rate.

Liquidity and Capital Resources

Summary

We closely manage our liquidity and capital resources. Key variables we use to manage our liquidity requirements include the level of investment to support our growth strategies, discretionary SG&A spending, capital expenditures, credit facilities and short-term borrowing arrangements and working capital management. Capital expenditures are a component of our cash flow and capital management strategy which, to a large extent, we can adjust in response to economic and other changes in our business environment. We plan to exercise a disciplined approach to capital allocation, while investing in key areas such as online, mobile and the multi-channel customer experience.

We ended fiscal 2013 (11-month) with $1.8 billion of cash and cash equivalents, compared to $1.2 billion at the end of fiscal 2012. The increase in cash and cash equivalents was due primarily to the suspension of the share repurchase program in the second quarter of fiscal 2013 (11-month) and the absence of the $1.3 billion payment for the Mobile buy-out that occurred in fiscal 2012, offset by a decrease in cash provided by operations. Working capital, the excess of current assets over current liabilities, was $1.2 billion at the end of fiscal 2013 (11-month), a decrease from $1.4 billion at the end of fiscal 2012. Operating cash flow decreased $1.6 billion to $1.5 billion in fiscal 2013 (11-month) compared to fiscal 2012 (11-month recast), while capital expenditures remained relatively consistent.

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for each of the past three fiscal years and fiscal 2012 (11-month recast) ($ in millions):

	11-Month		12-Month
	2013	2012	2012	2011
		(recast)
Total cash provided by (used in):
Operating activities	$1,454	$3,097	$3,293	$1,190
Investing activities	(538)	(647)	(724)	(569)
Financing activities	(211)	(2,141)	(2,478)	(1,357)
Effect of exchange rate changes on cash	(4)	(6)	5	13
Increase (decrease) in cash and cash equivalents	$701	$303	$96	$(723)

Operating Activities

The decrease in cash provided by operating activities in fiscal 2013 (11-month) compared to fiscal 2012 (11-month recast) was primarily due to lower gross profit in fiscal 2013 (11-month) and larger cash payments for employee termination benefits and facility closure costs. Additionally, in fiscal 2012 (11-month recast) there were larger cash inflows from the normalization of accounts payable, following unusually low balances at the end of fiscal 2011 due to the timing of merchandise receipts in the fourth quarter. These items were partially offset by an aggressive inventory reduction plan and other working capital and cash flow management initiatives implemented towards the end of fiscal 2013 (11-month).

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

Investing Activities

The decrease in cash used in investing activities in fiscal 2013 (11-month) compared to fiscal 2012 (11-month recast) was primarily due to a reduction in cash used for acquisitions of businesses in fiscal 2013 (11-month), offset partially by a decrease in the cash received from the sale of investments.

The increase in cash used in investing activities in fiscal 2012 compared to fiscal 2011 was primarily due to cash used for our acquisition of mindSHIFT Technologies, Inc. and decreased sales of auction rate securities ("ARS") in fiscal 2012 compared to fiscal 2011.

Financing Activities

The decrease in cash used in financing activities in fiscal 2013 (11-month) compared to fiscal 2012 (11-month recast) was primarily due to the stock repurchase program being suspended in fiscal 2013 (11-month) and the absence of the Mobile buy-out payment which was incurred in fiscal 2012 (11-month recast), partially offset by the inflow of cash from the issuance of the $1.0 billion of long-term debt securities in fiscal 2012 (11-month recast).

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

We have a $1.0 billion 364-Day senior unsecured revolving credit facility (the "364-Day Facility Agreement") and a $1.5 billion five-year senior unsecured revolving credit facility (the "Five-Year Facility Agreement") (collectively the "Agreements") with a syndicate of banks. The 364-Day Facility Agreement expires in August 2013 and the Five-Year Facility Agreement expires in October 2016. At March 21, 2013, we had no borrowings outstanding under the Agreements.

We have $852 million available (based on the exchange rates in effect as of the end of fiscal 2013 (11-month)) under unsecured revolving credit facilities related to our International segment operations, of which $596 million was outstanding at February 2, 2013. Refer to Note 8, Debt, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Transition Report on Form 10-K for further information about our credit facilities.

Our ability to access our facilities is subject to our compliance with the terms and conditions of such facilities, including financial covenants. The financial covenants require us to maintain certain financial ratios. At February 2, 2013, we were in compliance with all such financial covenants. If an event of default were to occur with respect to any of our other debt, it would likely constitute an event of default under our facilities as well.

An interest coverage ratio represents the ratio of pre-tax earnings before fixed charges (interest expense and the interest portion of rent expense) to fixed charges. Our interest coverage ratio, calculated as reported in Exhibit No. 12.1 of this Transition Report on Form 10-K, was 0.57 and 3.14 in fiscal 2013 (11-month) and 2012, respectively.

Our credit ratings and outlooks at March 21, 2013, are summarized below. On November 21, 2012, Moody's Investors Service, Inc. (“Moody's”) indicated that there was no change to its Baa2 long-term rating and outlook of Developing. Also on November 21, 2012, Standard & Poor's Ratings Services (“Standard & Poor's”) and Fitch Ratings Ltd. (“Fitch”) initiated ratings actions. Standard & Poor's lowered its corporate credit rating from BB+ to BB and also changed its outlook from Credit Watch with negative implications to Negative. Fitch lowered its rating from BB+ to BB- and revised its outlook from Credit Watch Negative to Negative.

Pending a review by Moody's, the outcome of a Developing outlook could result in (1) a reaffirmation of its most recent rating, or (2) a change in rating and/or outlook.

Rating Agency	Rating	Outlook
Fitch	BB-	Negative
Moody's	Baa2	Developing
Standard & Poor's	BB	Negative

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

Auction Rate Securities and Restricted Cash

At February 2, 2013, and March 3, 2012, we had $21 million and $82 million, respectively, invested in ARS recorded at fair value within Equity and other investments (long-term) in our Consolidated Balance Sheets. The majority of our ARS portfolio is AA/Aaa-rated and collateralized by student loans, which are guaranteed 95% to 100% by the U.S. government. Due to the auction failures that began in February 2008, we have been unable to liquidate a portion of our ARS. The investment principal associated with our remaining ARS subject to failed auctions will not be accessible until successful auctions occur, a buyer is found outside of the auction process, the issuers establish a different form of financing to replace these securities or final payments are due according to the contractual maturities of the debt issues, which range from 10 to 29 years. We do not intend to sell our remaining ARS until we can recover the full principal amount through one of the means described above. In addition, we do not believe it is more likely than not we would be required to sell our remaining ARS until we can recover the full principal amount based on our other sources of liquidity.

Our liquidity is also affected by restricted cash balances that are pledged as collateral or restricted to use for vendor payables, general liability insurance, workers' compensation insurance and customer warranty and insurance programs. Restricted cash and cash equivalents, which are included in other current assets, were $363 million and $459 million at February 2, 2013, and March 3, 2012, respectively.

Capital Expenditures

Our capital expenditures typically include investments in new stores, store remodeling, store relocations and expansions, distribution facilities and information technology enhancements. During fiscal 2013 (11-month), we invested $705 million in property and equipment, including opening new stores (primarily small-format), remodeling certain stores, and upgrading our information technology systems and capabilities.

The following table presents our capital expenditures for each of the past three fiscal years and fiscal 2012 (11-month recast) ($ in millions):

	11-Month		12-Month
	2013	2012	2012	2011
		(recast)
New stores	$111	$170	$171	$193
Store-related projects(1)	149	223	231	208
Information technology	394	274	353	327
Other	51	42	11	16
Total capital expenditures(2)	$705	$709	$766	$744

(1)	Includes store remodels and expansions, as well as various merchandising projects.

(2)
Total capital expenditures exclude non-cash capital expenditures of $29 million, $13 million, $18 million and $81 million for fiscal 2013 (11-month), 2012 (11-month recast), 2012, and 2011, respectively. Non-cash capital expenditures are comprised of capitalized leases, as well as additions to property and equipment included in accounts payable.

Refer to Note 15, Contingencies and Commitments, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Transition Report on Form 10-K for further information regarding our significant commitments for capital expenditures at February 2, 2013.

Debt and Capital

2013 Notes

In June 2008, we sold $500 million principal amount of notes due July 15, 2013 (the "2013 Notes"). Prior to August 6, 2012, the 2013 Notes bore interest at a fixed rate of 6.75% per year. The interest payable on the 2013 Notes is subject to adjustment if either Moody's or Standard & Poor's downgrades the rating assigned to the 2013 Notes to below investment grade. As a result of credit downgrades by Standard & Poor's on August 6, 2012 and November 21, 2012, the 2013 Notes bore interest at a fixed rate of 7.25% from July 16, 2012 to January 15, 2013, and currently bear interest at a fixed rate of 7.25%. Interest on the 2013 Notes is payable semi-annually on January 15 and July 15 of each year, beginning January 15, 2009. Net proceeds from the sale of the 2013 Notes were $496 million, after an initial issuance discount of $1 million and other transaction costs.

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

The 2013 Notes are unsecured and unsubordinated obligations and rank equally with all of our other unsecured and unsubordinated debt. The 2013 Notes contain covenants that, among other things, limit our ability and the ability of our North American subsidiaries to incur debt secured by liens, enter into sale and lease-back transactions and, in the case of such subsidiaries, incur unsecured debt. We will evaluate various sources of liquidity available to us, including cash on hand, existing debt facilities or new sources of debt in order to repay the 2013 Notes when they mature in July 2013.

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

Other

At the end of fiscal 2013 (11-month), we had $122 million outstanding under financing lease obligations.

Share Repurchases and Dividends

From time to time, we repurchase our common stock in the open market pursuant to programs approved by our Board. We may repurchase our common stock for a variety of reasons, such as acquiring shares to offset dilution related to equity-based incentives, including stock options and our employee stock purchase plan, and optimizing our capital structure.

In June 2011, our Board authorized a $5.0 billion share repurchase program. The June 2011 program replaced our prior $5.5 billion share repurchase program authorized in June 2007. There is no expiration date governing the period over which we can repurchase shares under the June 2011 program. We have currently suspended our share repurchase program.

In fiscal 2013 (11-month), we repurchased and retired 6.3 million shares at a cost of $122 million. We repurchased and retired 54.6 million shares at a cost of $1.5 billion in fiscal 2012. In fiscal 2011, we repurchased and retired 32.6 million shares at a cost of $1.2 billion. At the end of fiscal 2013 (11-month), $4.0 billion of the $5.0 billion share repurchase program authorized by our Board in June 2011 was available for future share repurchases. Repurchased shares have been retired and constitute authorized but unissued shares.

In fiscal 2004, our Board initiated the payment of a regular quarterly cash dividend on our common stock. A quarterly cash dividend has been paid in each subsequent quarter. Effective with the quarterly cash dividend paid in the third quarter of fiscal 2009, we increased our quarterly cash dividend per share by 8% to $0.14 per share, and maintained our cash dividend at that rate for the balance of fiscal 2009 and throughout fiscal 2010. We increased our quarterly cash dividend per share by 7% to $0.15 per share effective with the quarterly cash dividend paid in the third quarter of fiscal 2011. Effective with the quarterly cash dividend paid in the third quarter of fiscal 2012, we increased our quarterly cash dividend per share by 7% to $0.16 per share. Effective with the quarterly cash dividend paid in the third quarter of fiscal 2013 (11-month), we increased our quarterly cash dividend per share by 6% to $0.17 per share. The payment of cash dividends is subject to customary legal and contractual restrictions. During fiscal 2013 (11-month), we made four cash dividend payments totaling $0.66 per share, or $224 million in the aggregate.

Other Financial Measures

Our debt to earnings ratio was (10.1) as of February 2, 2013, compared to 8.6 as of March 3, 2012, due primarily to a net loss in the 12 months ended February 2, 2013, compared to net earnings in the 12 months ended March 3, 2012. Our adjusted debt to earnings before goodwill impairment, interest, income taxes, depreciation, amortization and rent ("EBITDAR") ratio, which includes capitalized operating lease obligations in its calculation, was 3.2 and 2.6 as of February 2, 2013 and March 3, 2012, respectively, due primarily to decreases in net earnings, goodwill impairments, and income tax expense in the 12 months ended February 2, 2013.

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

The following table presents a reconciliation of our debt to net earnings ratio to our adjusted debt to EBITDAR ratio ($ in millions):

	2013(1)	2012(1)
Debt (including current portion)	$2,296	$2,208
Capitalized operating lease obligations (8 times rental expense)(2)	9,402	9,402
Adjusted debt	$11,698	$11,610

Net earnings (loss) from continuing operations including noncontrolling interests(3)	$(228)	$330
Goodwill impairment	822	1,207
Interest expense, net	93	97
Income tax expense	310	709
Depreciation and amortization expense(4)	1,437	968
Rental expense	1,175	1,175
EBITDAR	$3,609	$4,486

Debt to net earnings ratio	(10.1)	6.7
Adjusted debt to EBITDAR ratio	3.2	2.6

(1)
Debt is reflected as of the balance sheet dates for each of the respective fiscal periods, while rental expense and the other components of EBITDAR represent activity for the 12 months ended February 2, 2013 and March 3, 2012.

(2)
The multiple of eight times annual rental expense in the calculation of our capitalized operating lease obligations is the multiple used for the retail sector by one of the nationally recognized credit rating agencies that rate our creditworthiness, and we consider it to be an appropriate multiple for our lease portfolio.

(3)
We utilize net earnings including noncontrolling interests within our calculation; as such, net earnings and related cash flows attributable to noncontrolling interests are available to service our debt and operating lease commitments.

(4)	Depreciation and amortization expense includes impairments of fixed assets, investments and intangible assets (including impairments associated with our fiscal restructuring activities).

Off-Balance-Sheet Arrangements and Contractual Obligations

Other than operating leases, we do not have any off-balance-sheet financing. A summary of our operating lease obligations by fiscal year is included in the "Contractual Obligations" table below. Additional information regarding our operating leases is available in Item 2, Properties, and Note 11, Leases, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Transition Report on Form 10-K.

The following table presents information regarding our contractual obligations by fiscal year ($ in millions):

		Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Short-term debt obligations	$596	$596	$—	$—	$—
Long-term debt obligations	1,499	500	—	350	649
Capital lease obligations	80	24	36	5	15
Financing lease obligations	121	23	44	30	24
Interest payments	446	85	126	84	151
Operating lease obligations(1)	7,013	1,238	2,190	1,591	1,994
Purchase obligations(2)	3,622	2,199	976	316	131
Unrecognized tax benefits(3)	383
Deferred compensation(4)	58
Total	$13,818	$4,665	$3,372	$2,376	$2,964
Note: For additional information refer to Note 8, Debt; Note 11, Leases; Note 13, Income Taxes and Note 15, Contingencies and Commitments, in the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Transition Report on Form 10-K.

(1)
Operating lease obligations do not include payments to landlords covering real estate taxes and common area maintenance. These charges, if included, would increase total operating lease obligations by $1.6 billion at February 2, 2013.

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

(4)
Included in Long-term liabilities on our Consolidated Balance Sheet at February 2, 2013, was a $58 million obligation for deferred compensation. As the specific payment dates for the deferred compensation are unknown, the related balances have not been reflected in the "Payments Due by Period" section of the table.

Additionally, we have $2.7 billion in undrawn capacity on our credit facilities at February 2, 2013, which if drawn upon, would be included as short-term debt in our Consolidated Balance Sheets.

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

Our significant accounting policies are discussed in Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Transition Report on Form 10-K. We believe that the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results, and they require our most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. We have reviewed these critical accounting estimates and related disclosures with the Audit Committee of our Board.

Except where noted, we have not made any material changes to the accounting methodologies for the areas described below.

Inventory

We value our inventory at the lower of cost or market through the establishment of markdown and inventory loss adjustments. Markdown adjustments reflect the excess of the cost over the amount we expect to realize from the ultimate sale or other disposal of the inventory, and establish a new cost basis. Subsequent changes in facts or circumstances do not result in the reversal of previously recorded markdowns or an increase in that newly established cost basis. Markdown adjustments involve uncertainty because the calculations require management to make assumptions and to apply judgment regarding inventory aging, forecast consumer demand, the promotional environment and technological obsolescence.

We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our markdowns. However, if estimates regarding consumer demand are inaccurate or changes in technology affect demand for certain products in an unforeseen manner, we may be exposed to losses or gains that could be material. A 10% change in our markdown reserve percentage at February 2, 2013, would have affected net earnings by approximately $9 million in fiscal 2013 (11-month).

Inventory loss adjustments reflect anticipated physical inventory losses (e.g., theft) that have occurred since the last physical inventory. Physical inventory counts are taken on a regular basis and results are used in estimating inventory loss rates. Inventory loss adjustments involve uncertainty because the calculations require management to make assumptions and to apply judgment regarding a number of factors, including historical results and current inventory loss trends.

We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our inventory loss adjustment. However, if our estimates regarding physical inventory losses are inaccurate, we may be exposed to losses or gains that could be material. A 10% change in our physical inventory loss percentage at February 2, 2013, would have affected net earnings by approximately $7 million in fiscal 2013 (11-month).

Vendor Allowances

We receive funds from vendors for various programs, primarily as reimbursements for costs such as markdowns, margin protection, advertising and sales incentives. Vendor allowances provided as a reimbursement of specific, incremental and identifiable costs incurred to promote a vendor's products are included as an expense reduction when the cost is incurred. All other vendor allowances are recorded as a reduction of the cost of merchandise.

Based on the provisions of our vendor agreements, we develop vendor fund accrual rates by estimating the point at which we will have completed our performance under the agreement and the deferred amounts will be earned. We perform analyses and review historical trends to ensure the deferred amounts earned are appropriately recorded. Certain of our vendor agreements contain purchase volume incentives that provide for increased funding when graduated purchase volumes are met. Amounts accrued throughout the year are based on estimates of future activity levels, and could be impacted if actual purchase volumes differ.

We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our vendor receivables. However, if actual results are not consistent with the assumptions and estimates used, we may be exposed to additional adjustments that could materially, either positively or negatively, impact our gross profit rate and inventory. A 10% difference in our vendor receivables at February 2, 2013, would have affected net earnings by approximately $45 million in fiscal 2013 (11-month).

Long-Lived Assets

Long-lived assets other than goodwill and indefinite-lived intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

When evaluating long-lived assets for potential impairment, we first compare the carrying value of the asset to the asset's estimated future cash flows (undiscounted and without interest charges). If the sum of the estimated future cash flows is less than the carrying value of the asset, we calculate an impairment loss. The impairment loss calculation compares the carrying value of the asset to the asset's estimated fair value, which may be based on estimated discounted cash flows. We recognize an impairment loss if the amount of the asset's carrying value exceeds the asset's estimated fair value. If we recognize an impairment loss, the adjusted carrying amount of the asset becomes its new cost basis. For a depreciable long-lived asset, the new cost basis will be depreciated over the remaining useful life of that asset.

When reviewing long-lived assets for impairment, we group long-lived assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. For long-lived assets deployed at store locations, we review for impairment at the individual store level. These reviews involve comparing the carrying value of all land, buildings, leasehold improvements, fixtures and equipment located at each store to the net cash flow projections for each store. In addition, we conduct separate impairment reviews at other levels as appropriate. For example, a shared asset such as a distribution center would be evaluated by reference to the aggregate assets, liabilities and projected cash flows of all areas of the businesses utilizing those shared assets.

Our impairment loss calculations include uncertainty because they require management to make assumptions and to apply judgment to estimate future cash flows and asset fair values, including forecasting useful lives of the assets and selecting the discount rate that reflects the risk inherent in future cash flows. If actual results are not consistent with our estimates and assumptions used in estimating future cash flows and asset fair values, we may be exposed to losses that could be material. We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate long-lived asset impairment losses.

Goodwill

We evaluate goodwill for impairment annually in the fiscal fourth quarter and whenever events or changes in circumstances indicate their carrying value may not be recoverable.

We test for goodwill impairment at the reporting unit level, which is one level below the operating segment level. Before employing detailed impairment testing methodologies, we first evaluate likelihood of impairment by considering qualitative factors relevant to each reporting unit, such as macroeconomic, industry, market or any other factors that have a significant bearing on fair value. If we determine that it is more likely than not that goodwill is impaired, we apply detailed testing methodologies. Otherwise, we conclude that no impairment has occurred. Our detailed impairment testing involves comparing the fair value of each reporting unit to its carrying value, including goodwill. Fair value reflects the price a market participant would be willing to pay in a potential sale of the reporting unit. If the fair value exceeds carrying value, then it is concluded that no goodwill impairment has occurred. If the carrying value of the reporting unit exceeds its fair value, a second step is required to measure possible goodwill impairment loss. The second step includes hypothetically valuing the tangible and intangible assets and liabilities of the reporting unit as if the reporting unit had been acquired in a business combination. Then, the implied fair value of the reporting unit's goodwill is compared to the carrying value of that goodwill. If the carrying value of the reporting unit's goodwill exceeds the implied fair value of the goodwill, we recognize an impairment loss in an amount equal to the excess, not to exceed the carrying value.

Our detailed impairment analysis involves the use of discounted cash flow models. Significant management judgment is necessary to evaluate the impact of operating and macroeconomic changes on each reporting unit. Critical assumptions include projected comparable store sales growth, store count, gross profit rates, SG&A rates, working capital fluctuations, capital expenditures, discount rates and terminal growth rates. We determine discount rates separately for each reporting unit using the capital asset pricing model. We also use comparable market earnings multiple data and our company's market capitalization to corroborate our reporting unit valuations.

The carrying value of goodwill at February 2, 2013 was $528 million. In fiscal 2013 (11-month), we recorded a $822 million goodwill impairment primarily attributable to our Canada and Five Star reporting units. For the remainder of our goodwill outside these reporting units, we determined that the excess of fair value over carrying value for each of our reporting units was substantial. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to test for impairment losses on goodwill. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to an impairment charge that could be material.

Tax Contingencies

Our income tax returns, like those of most companies, are periodically audited by domestic and foreign tax authorities. These audits include questions regarding our tax filing positions, including the timing and amount of deductions and the allocation of income among various tax jurisdictions. At any one time, multiple tax years are subject to audit by the various tax authorities. In evaluating the exposures associated with our various tax filing positions, we may record a liability for such exposures. A number of years may elapse before a particular matter, for which we have established a liability, is audited and fully resolved or clarified. We adjust our liability for unrecognized tax benefits and income tax provision in the period in which an uncertain tax position is effectively settled, the statute of limitations expires for the relevant taxing authority to examine the tax position or when more information becomes available.

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

To the extent we prevail in matters for which a liability has been established, or are required to pay amounts in excess of our established liability, our effective income tax rate in a given financial statement period could be materially affected. An unfavorable tax settlement generally would require use of our cash and may result in an increase in our effective income tax rate in the period of resolution. A favorable tax settlement may reduce our effective income tax rate and would be recognized in the period of resolution.

Revenue Recognition

The following accounting estimates relating to revenue recognition contain uncertainty because they require management to make assumptions and to apply judgment regarding the effects of future events.

We sell gift cards to customers in our retail stores, through our websites and through selected third parties. A liability is initially established for the value of the gift card. We recognize revenue from gift cards when: (i) the card is redeemed by the customer; or (ii) the likelihood of the gift card being redeemed by the customer is remote (“gift card breakage”). We determine our gift card breakage rate based upon historical redemption patterns, which show that after 24 months, we can determine the portion of the liability for which redemption is remote.

We have customer loyalty programs which allow members to earn points for each purchase completed or when using our co-branded credit cards in the U.S. and Canada. Points earned enable members to receive a certificate that may be redeemed on future purchases. The value of points earned by our loyalty program members is included in accrued liabilities and recorded as a reduction in revenue at the time the points are earned, based on the value of points that are projected to be redeemed.

We sell service contracts for technical support, maintenance and other programs. Revenue on service contracts is deferred at the time of purchase and recognized either (i) ratably over the term of the contract or (ii) under a utilization model based on the percentage of services consumed during the contract term compared with the total estimated services to be provided over the entire contract.

Our estimate of the amount and timing of redemptions of gift cards and certificates is based primarily on historical transaction experience, and our estimate of the services consumed under service contracts is based on historical usage rates. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to measure sales returns and doubtful accounts or to recognize revenue for our gift card and customer loyalty programs. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material.

A 10% change in our gift card breakage rate at February 2, 2013, would have affected net earnings by approximately $22 million in fiscal 2013 (11-month).

A 10% change in our customer loyalty program liability at February 2, 2013, would have affected net earnings by approximately $13 million in fiscal 2013 (11-month).

A 10% change in our deferred revenue balance related to service contracts at February 2, 2013, would have affected net earnings by approximately $13 million in fiscal 2013 (11-month).

Costs Associated with Vacant Leased Property

From time-to-time we vacate stores and other locations prior to the expiration of the related lease. For vacated locations with remaining lease commitments, we record an expense for the difference between the present value of our future lease payments and related costs (e.g., real estate taxes and common area maintenance) from the date we cease to use the location through the end of the remaining lease term, net of expected future sublease rental income.

Our estimate of future cash flows is based on historical experience; our analysis of the specific real estate market, including input from independent real estate firms; and economic conditions. Cash flows are discounted using a risk-free interest rate that coincides with the remaining lease term.

The liability recorded for location closures involves uncertainty because management is required to make assumptions and to apply judgment to estimate the duration of future vacancy periods, the amount and timing of future settlement payments, and the amount and timing of potential sublease rental income. When making these assumptions, management considers a number of factors, including historical experience, the location and condition of the property, the terms of the underlying lease, the specific marketplace demand and general economic conditions.

We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate our location closing liability. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material.

A 10% change in our location closing liability at February 2, 2013, would have affected net earnings by approximately $15 million in fiscal 2013 (11-month).

Stock-Based Compensation

We have a stock-based compensation plan, which includes non-qualified stock options, nonvested share awards, and an employee stock purchase plan. We determine the fair value of our non-qualified stock option awards using option-pricing models. We determine the fair value of nonvested awards with market conditions using Monte-Carlo simulation. We determine the fair value of nonvested awards that vest based upon performance or time conditions at the closing market price of our stock, reduced by the present value of expected dividends during the vesting period where the recipient has no dividend rights. Compensation expense is recognized over the requisite service period for awards expected to vest. Management's key assumptions are developed with input from independent third-party valuation advisors.

Valuation techniques used require management to make assumptions and to apply judgment to determine the fair value of our awards. These assumptions and judgments include estimating the future volatility of our stock price, expected dividend yield, future employee turnover rates and future employee stock option exercise behaviors and correlations between our returns and peer company returns. Changes in these assumptions can materially affect the fair value estimate.

Estimation of awards that will ultimately vest requires judgment for the amounts that will be forfeited due to failure to fulfill service conditions or to achieve company or personal performance goals. To the extent actual results or updated estimates differ from our current estimates such amounts are recorded as a cumulative adjustment in the period estimates are revised. Changes in estimates can materially affect compensation expense within individual periods.

Estimates and assumptions are based upon information currently available, including historical experience and current business and economic conditions. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to changes in stock-based compensation expense that could be material. A 10% change in our stock-based compensation expense for the year ended February 2, 2013, would have affected net earnings by approximately $7 million in fiscal 2013 (11-month).

Self-Insured Liabilities

We are self-insured for certain losses related to health, workers' compensation and general liability claims, as well as customer warranty and insurance programs, although we obtain third party insurance coverage to limit our exposure to these claims. When estimating our self-insured liabilities, we consider a number of factors, including historical claims experience, demographic factors, severity factors and valuations provided by independent third-party actuaries. Our self-insured liabilities involve uncertainty because management is required to make assumptions and to apply judgment to estimate the ultimate cost to settle reported claims and claims incurred but not reported at the balance sheet date.

We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate our self-insured liabilities. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material. A 10% change in our self-insured liabilities at February 2, 2013, would have affected net earnings by approximately $8 million in fiscal 2013 (11-month).

New Accounting Standards

Comprehensive Income — In June 2011, the FASB issued new guidance on the presentation of comprehensive income. Specifically, the new guidance requires an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate but consecutive statements. The new guidance eliminated the previous option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changed the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. Accordingly, we adopted the new guidance on March 4, 2012, and have presented total comprehensive income in our Consolidated Statements of Comprehensive Income.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

In addition to the risks inherent in our operations, we are exposed to certain market risks, including adverse changes in foreign currency exchange rates and interest rates.

Foreign Currency Exchange Rate Risk

We have market risk arising from changes in foreign currency exchange rates related to our International segment operations. On a limited basis, we use forward foreign exchange contracts to hedge the impact of fluctuations in foreign currency exchange rates. Our Canada, Europe and China businesses enter into the contracts primarily to hedge certain non-functional currency transaction exposures and not for speculative purposes.

The aggregate notional amount related to our foreign exchange forward contracts outstanding at February 2, 2013, and March 3, 2012, was $173 million and $238 million, respectively. The fair value recorded on our Consolidated Balance Sheet related to our foreign exchange forward contracts outstanding at February 2, 2013, and March 3, 2012, was $1 million and $(1) million, respectively. The amount recorded in our Consolidated Statement of Earnings related to all contracts settled and outstanding was a gain of $1 million in fiscal 2013 (11-month), and a gain of $11 million in fiscal 2012.

The overall weakness of the U.S. dollar compared to the Chinese Renminbi and the weakness of the Euro to the U.K. pound since the end of fiscal 2012 has had a positive overall impact on our revenue, which was partially offset by the strength of the U.S. dollar compared to the U.K. pound, Canadian dollar, and Mexican peso. It is not possible to determine the exact impact of foreign currency exchange rate fluctuations; however, the effect on reported revenue and net earnings can be estimated. We estimate that foreign currency exchange rate fluctuations had a net favorable impact on our revenue in fiscal 2013 (11-month) of approximately $121 million and a net unfavorable impact on earnings of $17 million. Similarly, we estimate that the overall weakness of the U.S. dollar had a favorable impact on our revenue and net earnings in fiscal 2012 of approximately $456 million and $2 million, respectively.

Interest Rate Risk

Short- and long-term debt

At February 2, 2013, our short- and long-term debt was comprised primarily of credit facilities, our 2013 Notes, our 2016 Notes and our 2021 Notes. We currently do not manage the interest rate risk on our debt through the use of derivative instruments.

Our credit facilities' interest rates may be reset due to fluctuations in a market-based index, such as the federal funds rate, LIBOR, or the base rate or prime rate of our lenders. A hypothetical 100-basis-point change in the interest rates on the outstanding balance of our credit facilities at February 2, 2013, and March 3, 2012, would change our annual pre-tax earnings by $6 million and $5 million, respectively.

There is no interest rate risk associated with our 2016 Notes or 2021 Notes, as the interest rates are fixed at 3.75% and 5.5%, respectively, per annum. The interest rate on our 2013 Notes is subject to change based on our credit ratings and had a fixed interest rate of 7.25% at February 2, 2013.

Long-term investments in debt securities

At February 2, 2013, our long-term investments in debt securities were comprised of ARS. These investments are not subject to material interest rate risk. A hypothetical 100-basis-point change in the interest rate on such investments at February 2, 2013, and March 3, 2012, would change our annual pre-tax earnings by less than $1 million and less than $1 million, respectively. We do not manage interest rate risk on our investments in debt securities through the use of derivative instruments.

Other Market Risks

Investments in auction rate securities

At February 2, 2013, we held $21 million in investments in ARS, which includes a $2 million pre-tax temporary impairment, compared to $82 million in investments in ARS and a $6 million pre-tax temporary impairment at March 3, 2012. Given current conditions in the ARS market as described above in the Liquidity and Capital Resources section, included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Transition Report on Form 10-K, we may incur additional temporary unrealized losses or other-than-temporary realized losses in the future if market conditions were to persist and we were unable to recover the cost of our ARS investments. A hypothetical 100-basis-point loss from the par value of these investments at February 2, 2013, and March 3, 2012, would result in an impairment of $1 million and $1 million, respectively.

Item 8. Financial Statements and Supplementary Data.

Management's Report on the Consolidated Financial Statements

Our management is responsible for the preparation, integrity and objectivity of the accompanying consolidated financial statements and the related financial information. The consolidated financial statements have been prepared in conformity with GAAP and necessarily include certain amounts that are based on estimates and informed judgments. Our management also prepared the related financial information included in this Transition Report on Form 10-K and is responsible for its accuracy and consistency with the consolidated financial statements.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we assessed the effectiveness of our internal control over financial reporting as of February 2, 2013, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, we have concluded that our internal control over financial reporting was effective as of February 2, 2013. During our assessment, we did not identify any material weaknesses in our internal control over financial reporting. Deloitte & Touche LLP, the independent registered public accounting firm that audited our consolidated financial statements for the year ended February 2, 2013, included in Item 8, Financial Statements and Supplementary Data, of this Transition Report on Form 10-K, has issued an unqualified attestation report on our internal control over financial reporting as of February 2, 2013.

Hubert Joly President and Chief Executive Officer (duly authorized and principal executive officer)	Sharon L. McCollam Executive Vice President, Chief Administrative and Chief Financial Officer (duly authorized and principal financial officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Best Buy Co., Inc.:
Richfield, Minnesota

We have audited the accompanying consolidated balance sheets of Best Buy Co., Inc. and subsidiaries (the “Company”) as of February 2, 2013 and March 3, 2012 and the related consolidated statements of earnings, comprehensive income, cash flows, and changes in shareholders' equity for the 11-month period ended February 2, 2013, and the fiscal years ended March 3, 2012, and February 26, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Best Buy Co., Inc. and subsidiaries as of February 2, 2013 and March 3, 2012, and the results of their operations and their cash flows for the 11-month period ended February 2, 2013, and the fiscal years ended March 3, 2012, and February 26, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its fiscal year end from the Saturday nearest the end of February to the Saturday nearest the end of January.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of February 2, 2013, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 27, 2013, expressed an unqualified opinion on the Company's internal control over financial reporting.

Minneapolis, Minnesota
March 27, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Best Buy Co., Inc.:
Richfield, Minnesota

We have audited the internal control over financial reporting of Best Buy Co., Inc. and subsidiaries (the “Company”), as of February 2, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 2, 2013, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the 11-month period ended February 2, 2013, of the Company and our report dated March 27, 2013, expressed an unqualified opinion on those financial statements and financial statement schedule and includes an explanatory paragraph concerning the Company changing its fiscal year end from the Saturday nearest the end of February to the Saturday nearest the end of January.

Minneapolis, Minnesota
March 27, 2013

Consolidated Balance Sheets
$ in millions, except per share and share amounts

	February 2, 2013	March 3, 2012
Assets
Current Assets
Cash and cash equivalents	$1,826	$1,199
Receivables	2,704	2,288
Merchandise inventories	6,571	5,731
Other current assets	946	1,079
Total current assets	12,047	10,297
Property and Equipment
Land and buildings	756	775
Leasehold improvements	2,386	2,367
Fixtures and equipment	5,120	4,981
Property under capital lease	113	129
	8,375	8,252
Less accumulated depreciation	5,105	4,781
Net property and equipment	3,270	3,471
Goodwill	528	1,335
Tradenames, Net	131	130
Customer Relationships, Net	203	229
Equity and Other Investments	86	140
Other Assets	522	403
Total Assets	$16,787	$16,005

Liabilities and Equity
Current Liabilities
Accounts payable	$6,951	$5,364
Unredeemed gift card liabilities	428	456
Accrued compensation and related expenses	520	539
Accrued liabilities	1,639	1,685
Accrued income taxes	129	288
Short-term debt	596	480
Current portion of long-term debt	547	43
Total current liabilities	10,810	8,855
Long-Term Liabilities	1,109	1,099
Long-Term Debt	1,153	1,685
Contingencies and Commitments (Note 15)
Equity
Best Buy Co., Inc. Shareholders' Equity
Preferred stock, $1.00 par value: Authorized — 400,000 shares; Issued and outstanding — none	—	—
Common stock, $0.10 par value: Authorized — 1.0 billion shares; Issued and outstanding — 338,276,000 and 341,400,000 shares, respectively	34	34
Additional paid-in capital	54	—
Retained earnings	2,861	3,621
Accumulated other comprehensive income	112	90
Total Best Buy Co., Inc. shareholders' equity	3,061	3,745
Noncontrolling interests	654	621
Total equity	3,715	4,366
Total Liabilities and Equity	$16,787	$16,005

See Notes to Consolidated Financial Statements.

Consolidated Statements of Earnings
$ in millions, except per share amounts

	11 Months Ended		12 Months Ended
Fiscal Years Ended	February 2, 2013	January 28, 2012	March 3, 2012	February 26, 2011
		(Unaudited recast)
Revenue	$45,085	$46,064	$50,705	$49,747
Cost of goods sold	34,435	34,693	38,113	37,197
Restructuring charges — cost of goods sold	1	19	19	9
Gross profit	10,649	11,352	12,573	12,541
Selling, general and administrative expenses	9,502	9,339	10,242	10,029
Restructuring charges	450	34	39	138
Goodwill impairments	822	1,207	1,207	—
Operating income (loss)	(125)	772	1,085	2,374
Other income (expense)
Gain on sale of investments	18	55	55	—
Investment income and other	33	37	37	43
Interest expense	(112)	(121)	(134)	(86)
Earnings (loss) from continuing operations before income tax expense and equity in income (loss) of affiliates	(186)	743	1,043	2,331
Income tax expense	231	622	709	779
Equity in income (loss) of affiliates	(4)	(3)	(4)	2
Net earnings (loss) from continuing operations	(421)	118	330	1,554
Gain (loss) from discontinued operations (Note 4), net of tax of $(2), $83, $89 and $65	1	(295)	(308)	(188)
Net earnings (loss) including noncontrolling interests	(420)	(177)	22	1,366
Net earnings from continuing operations attributable to noncontrolling interests	(22)	(1,378)	(1,387)	(127)
Net loss from discontinued operations attributable to noncontrolling interests	1	130	134	38
Net earnings (loss) attributable to Best Buy Co., Inc. shareholders	$(441)	$(1,425)	$(1,231)	$1,277

Basic earnings (loss) per share attributable to Best Buy Co., Inc. shareholders
Continuing operations	$(1.31)	$(3.38)	$(2.89)	$3.51
Discontinued operations	0.01	(0.45)	(0.47)	(0.37)
Basic earnings (loss) per share	$(1.30)	$(3.83)	$(3.36)	$3.14

Diluted earnings (loss) per share attributable to Best Buy Co., Inc. shareholders
Continuing operations	$(1.31)	$(3.38)	$(2.89)	$3.44
Discontinued operations	0.01	(0.45)	(0.47)	(0.36)
Diluted earnings (loss) per share	$(1.30)	$(3.83)	$(3.36)	$3.08

Weighted-average common shares outstanding (in millions)
Basic	338.6	372.5	366.3	406.1
Diluted	338.6	372.5	366.3	416.5

See Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
$ in millions

	11 Months Ended	12 Months Ended
Fiscal Years Ended	February 2, 2013	March 3, 2012	February 26, 2011
Net earnings (loss) including noncontrolling interests	$(420)	$22	$1,366
Foreign currency translation adjustments	15	(21)	34
Unrealized gain (loss) on available-for-sale investments	2	(26)	58
Unrealized loss on cash flow hedging instruments	—	—	(2)
Reclassification adjustment for gain on available-for-sale investments	—	(48)	—
Comprehensive income (loss) including noncontrolling interests	(403)	(73)	1,456
Comprehensive loss attributable to noncontrolling interests	(27)	(1,241)	(46)
Comprehensive income (loss) attributable to Best Buy Co., Inc. shareholders	$(430)	$(1,314)	$1,410

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
$ in millions

	11 Months Ended		12 Months Ended
Fiscal Years Ended	February 2, 2013	January 28, 2012	March 3, 2012	February 26, 2011
		(Unaudited recast)
Operating Activities
Net earnings (loss) including noncontrolling interests	$(420)	$(177)	$22	$1,366
Adjustments to reconcile net earnings (loss) to total cash provided by operating activities:
Depreciation	794	811	897	896
Amortization of definite-lived intangible assets	38	42	48	82
Restructuring charges	449	280	287	222
Goodwill impairments	822	1,207	1,207	—
Stock-based compensation	107	110	120	121
Realized gain on sale of investment	—	(55)	(55)	—
Deferred income taxes	(19)	110	28	(134)
Excess tax benefits from stock-based compensation	—	—	—	(11)
Other, net	41	20	26	11
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Receivables	(551)	(342)	41	(371)
Merchandise inventories	(912)	(1,067)	120	(400)
Other assets	(65)	29	(24)	40
Accounts payable	1,735	2,095	574	(443)
Other liabilities	(339)	82	(23)	(156)
Income taxes	(226)	(48)	25	(33)
Total cash provided by operating activities	1,454	3,097	3,293	1,190
Investing Activities
Additions to property and equipment, net of $29, $13, $18 and $81 non-cash capital expenditures	(705)	(709)	(766)	(744)
Purchases of investments	(13)	(111)	(112)	(267)
Sales of investments	69	290	290	415
Acquisition of businesses, net of cash acquired	(31)	(174)	(174)	—
Proceeds from sale of business, net of cash transferred	25	1	—	21
Change in restricted assets	101	58	40	(2)
Settlement of net investment hedges	—	—	—	12
Other, net	16	(2)	(2)	(4)
Total cash used in investing activities	(538)	(647)	(724)	(569)
Financing Activities
Repurchase of common stock	(122)	(1,368)	(1,500)	(1,193)
Issuance of common stock under employee stock purchase plan and for the exercise of stock options	25	66	67	179
Dividends paid	(224)	(228)	(228)	(237)
Repayments of debt	(1,614)	(3,192)	(3,412)	(3,120)
Proceeds from issuance of debt	1,741	3,911	3,921	3,021
Payment to noncontrolling interest (Note 3)	—	(1,303)	(1,303)	—
Acquisition of noncontrolling interests	—	—	—	(21)
Excess tax benefits from stock-based compensation	—	—	—	11
Other, net	(17)	(27)	(23)	3
Total cash used in financing activities	(211)	(2,141)	(2,478)	(1,357)
Effect of Exchange Rate Changes on Cash	(4)	(6)	5	13
Increase (Decrease) in Cash and Cash Equivalents	701	303	96	(723)
Adjustment for Fiscal Year-End Change (Note 2)	(74)	(5)	—	—
Increase (Decrease) in Cash and Cash Equivalents After Adjustment	627	298	96	(723)
Cash and Cash Equivalents at Beginning of Year	1,199	1,103	1,103	1,826
Cash and Cash Equivalents at End of Year	$1,826	$1,401	$1,199	$1,103
Supplemental Disclosure of Cash Flow Information
Income taxes paid	$478	$476	$568	$882
Interest paid	106	86	89	68
See Notes to Consolidated Financial Statements.

Consolidated Statements of Changes in Shareholders' Equity
$ and shares in millions

	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Best Buy Co., Inc. Shareholders' Equity	Non controlling Interests	Total Equity
Balances at February 27, 2010	419	$42	$441	$5,797	$40	$6,320	$644	$6,964
Net earnings	—	—	—	1,277	—	1,277	89	1,366
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	—	—	76	76	(42)	34
Unrealized gains on available-for-sale investments	—	—	—	—	58	58	—	58
Cash flow hedging instruments — unrealized loss	—	—	—	—	(1)	(1)	(1)	(2)
Stock options exercised	4	—	134	—	—	134	—	134
Vesting of restricted stock	1	—	—	—	—	—	—	—
Tax benefits from stock options, restricted stock and employee stock purchase plan	—	—	3	—	—	3	—	3
Issuance of common stock under employee stock purchase plan	1	—	45	—	—	45	—	45
Stock-based compensation	—	—	121	—	—	121	—	121
Common stock dividends, $0.58 per share	—	—	—	(238)	—	(238)	—	(238)
Repurchase of common stock	(32)	(3)	(726)	(464)	—	(1,193)	—	(1,193)
Balances at February 26, 2011	393	39	18	6,372	173	6,602	690	7,292
Net earnings (loss)	—	—	—	(1,231)	—	(1,231)	1,253	22
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	—	—	—	—	(9)	(9)	(12)	(21)
Unrealized losses on available-for-sale investments	—	—	—	—	(26)	(26)	—	(26)
Reclassification adjustment for gain on available-for-sale securities included in net earnings	—	—	—	—	(48)	(48)	—	(48)
Payment to noncontrolling interest	—	—	—	—	—	—	(1,303)	(1,303)
Dividend distribution	—	—	—	—	—	—	(7)	(7)
Stock options exercised	1	—	27	—	—	27	—	27
Tax loss from stock options, restricted stock and employee stock purchase plan	—	—	(2)	—	—	(2)	—	(2)
Issuance of common stock under employee stock purchase plan	2	—	40	—	—	40	—	40
Stock-based compensation	—	—	120	—	—	120	—	120
Common stock dividends, $0.62 per share	—	—	—	(228)	—	(228)	—	(228)
Repurchase of common stock	(55)	(5)	(203)	(1,292)	—	(1,500)	—	(1,500)
Balances at March 3, 2012	341	34	—	3,621	90	3,745	621	4,366
Adjustment for fiscal year-end change (Note 2)	—	—	—	(14)	11	(3)	9	6
Net earnings (loss)	—	—	—	(441)	—	(441)	21	(420)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	—	—	—	—	9	9	6	15
Unrealized gains on available-for-sale investments	—	—	—	—	2	2	—	2
Dividend distribution	—	—	—	—	—	—	(3)	(3)
Stock options exercised	2	—	1	—	—	1	—	1
Tax loss from stock options, restricted stock and employee stock purchase plan	—	—	(44)	—	—	(44)	—	(44)
Issuance of common stock under employee stock purchase plan	1	—	24	—	—	24	—	24
Stock-based compensation	—	—	112	—	—	112	—	112
Common stock dividends, $0.66 per share	—	—	—	(222)	—	(222)	—	(222)
Repurchase of common stock	(6)	—	(39)	(83)	—	(122)	—	(122)
Balances at February 2, 2013	338	$34	$54	$2,861	$112	$3,061	$654	$3,715
See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

1.   Summary of Significant Accounting Policies

Unless the context otherwise requires, the use of the terms "Best Buy", "we," "us" and "our" in these Notes to Consolidated Financial Statements refers to Best Buy Co., Inc. and, as applicable, its consolidated subsidiaries.

Description of Business

We are a multi-national e-commerce and physical retailer of consumer electronics, including mobile phones, tablets and computers, large and small appliances, televisions, digital imaging and entertainment products and related accessories. We have two operating segments: Domestic and International. The Domestic segment is comprised of store, call center and online operations in all states, districts and territories of the U.S., operating under the brand names Best Buy, Best Buy Mobile, Geek Squad, Magnolia Audio Video and Pacific Sales. The International segment is comprised of: (i) all Canada store, call center and online operations, operating under the brand names Best Buy, Best Buy Mobile, Cell Shop, Connect Pro, Future Shop and Geek Squad, (ii) all Europe store, call center and online operations, operating under the brand names The Carphone Warehouse, The Phone House and Geek Squad, (iii) all China store and call center operations, operating under the brand names Five Star and Best Buy Mobile and (iv) all Mexico store operations operating under the brand names Best Buy, Best Buy Express and Geek Squad.

In addition to our retail store operations, we also operate websites including BestBuy.com, BestBuy.ca, BestBuyMobile.com, CarphoneWarehouse.com, FutureShop.ca and PhoneHouse.com.

Fiscal Year

On November 2, 2011, our Board of Directors approved a change in our fiscal year-end from the Saturday nearest the end of February to the Saturday nearest the end of January, effective beginning with our fiscal year 2013. As a result of this change, our fiscal year 2013 is an 11-month transition period beginning March 4, 2012 through February 2, 2013. Concurrent with the change, we began consolidating the results of our Europe, China and Mexico operations on a one-month lag, compared to a two-month lag in prior years, to continue aligning the fiscal reporting periods of our international operations with statutory filing requirements. In these consolidated statements, including the notes thereto, financial results for fiscal 2013 are for an 11-month period. Corresponding results for fiscal 2012 and fiscal 2011 are both for 12-month periods. In addition, our Consolidated Statements of Earnings and Consolidated Statements of Cash Flows also include an unaudited 11-month fiscal 2012 (recast). Fiscal 2013 (11-month) included 48 weeks, fiscal 2012 included 53 weeks, and fiscal 2011 included 52 weeks.

Basis of Presentation

The consolidated financial statements include the accounts of Best Buy Co., Inc. and its consolidated subsidiaries. Investments in unconsolidated entities over which we exercise significant influence but do not have control are accounted for using the equity method. All intercompany balances and transactions are eliminated upon consolidation.

In order to align our fiscal reporting periods and comply with statutory filing requirements, we consolidate the financial results of our Europe, China and Mexico operations on a lag. Due to our fiscal year-end change, this was a one-month lag in fiscal 2013 (11-month) and a two-month lag in fiscal 2012 and 2011. Our policy is to accelerate recording the effect of events occurring in the lag period that significantly affect our consolidated financial statements. In fiscal 2012, we recorded $82 million of restructuring charges recorded in January 2012 related to our large-format Best Buy branded store closures in the United Kingdom ("U.K") as well as a $1.2 billion goodwill impairment charge attributable to our Best Buy Europe reporting unit. Except for these restructuring activities and the goodwill impairment in fiscal 2012, no significant intervening event occurred in these operations that would have materially affected our financial condition, results of operations, liquidity or other factors had it been recorded during fiscal 2013 (11-month). For further information about our restructuring and the nature of the charges we recorded, refer to Note 7, Restructuring Charges. For further information about the goodwill impairment, refer to Goodwill and Intangible Assets below, as well as Note 3, Profit Share Buy-Out.

In preparing the accompanying consolidated financial statements, we evaluated the period from February 3, 2013 through the date the financial statements were issued for material subsequent events requiring recognition or disclosure. No such events were identified for this period.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. ("GAAP") requires us to make estimates and assumptions. These estimates and assumptions affect the reported amounts in the Consolidated Balance Sheets and Consolidated Statements of Earnings and Comprehensive Income, as well as the disclosure of contingent liabilities. Future results could be materially affected if actual results were to differ from these estimates and assumptions.

Cash and Cash Equivalents

Cash primarily consists of cash on hand and bank deposits. Cash equivalents consist of money market funds, U.S. Treasury bills, commercial paper and time deposits such as certificates of deposit with an original maturity of three months or less when purchased. The amounts of cash equivalents at February 2, 2013, and March 3, 2012, were $740 million and $343 million, respectively, and the weighted-average interest rates were 0.3% and 0.1%, respectively.

Outstanding checks in excess of funds on deposit (book overdrafts) totaled $97 million and $80 million at February 2, 2013, and March 3, 2012, respectively, and are reflected within Accounts payable in our Consolidated Balance Sheets.

Receivables

Receivables consist principally of amounts due from mobile phone network operators for commissions earned; banks for customer credit card, certain debit card and electronic benefits transfer (EBT) transactions; and vendors for various vendor funding programs.

We establish allowances for uncollectible receivables based on historical collection trends and write-off history. Our allowances for uncollectible receivables were $92 million and $72 million at February 2, 2013, and March 3, 2012, respectively.

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

Our inventory valuation also reflects markdowns for the excess of the cost over the amount we expect to realize from the ultimate sale or other disposal of the inventory. Markdowns establish a new cost basis for our inventory. Subsequent changes in facts or circumstances do not result in the reversal of previously recorded markdowns or an increase in the newly established cost basis.

Restricted Assets

Restricted cash and investments in debt securities totaled $366 million and $461 million, at February 2, 2013, and March 3, 2012, respectively, and are included in Other current assets or Equity and Other Investments in our Consolidated Balance Sheets. Such balances are pledged as collateral or restricted to use for vendor payables, general liability insurance, workers' compensation insurance and insurance business regulatory reserve requirements.

Property and Equipment

Property and equipment are recorded at cost. We compute depreciation using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are depreciated over the shorter of their estimated useful lives or the period from the date the assets are placed in service to the end of the lease term, which includes optional renewal periods if they are reasonably assured. Accelerated depreciation methods are generally used for income tax purposes.

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

Property under capital lease is comprised of buildings and equipment used in our operations. The related depreciation for capital lease assets is included in depreciation expense. The carrying value of property under capital lease was $70 million and $69 million at February 2, 2013, and March 3, 2012, respectively, net of accumulated depreciation of $43 million and $60 million, respectively.

Estimated useful lives by major asset category are as follows:

Asset	Life (in years)
Buildings	25-50
Leasehold improvements	3-25
Fixtures and equipment	3-20
Property under capital lease	2-20

Impairment of Long-Lived Assets and Costs Associated With Exit Activities

Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Factors considered important that could result in an impairment review include, but are not limited to, significant underperformance relative to historical or planned operating results, significant changes in the manner of use or expected life of the assets, or significant changes in our business strategies. An impairment loss is recognized when the estimated undiscounted cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. When an impairment loss is recognized, the carrying amount of the asset is reduced to its estimated fair value based on quoted market prices or other valuation techniques (e.g., discounted cash flow analysis).

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

At February 2, 2013, and March 3, 2012, the obligation associated with location closings included in Accrued liabilities in our Consolidated Balance Sheets was $83 million and $91 million, respectively, and the obligation associated with location closings included in Long-term liabilities in our Consolidated Balance Sheets was $149 million and $48 million, respectively. The obligation associated with location closings at February 2, 2013, included amounts associated with our fiscal 2013, 2012, and 2011 restructuring activities and the obligation associated with location closings at March 3, 2012, included amounts associated with our fiscal 2012 and 2011 restructuring activities.

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

At February 2, 2013, and March 3, 2012, deferred rent included in Accrued liabilities in our Consolidated Balance Sheets was $50 million and $42 million, respectively, and deferred rent included in Long-term liabilities in our Consolidated Balance Sheets was $289 million and $317 million, respectively.

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

Goodwill and Intangible Assets

Goodwill

Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. We test goodwill for impairment annually, as of the first day of the fiscal fourth quarter, or when indications of potential impairment exist. We monitor the existence of potential impairment indicators throughout the fiscal year. We test for goodwill impairment at the reporting unit level. Our reporting units are the components of operating segments which constitute businesses for which discrete financial information is available and is regularly reviewed by segment management. No components were aggregated in arriving at our reporting units. Our reporting units with goodwill balances at the beginning of fiscal 2013 (11-month) were Best Buy Domestic, Best Buy Canada, and Five Star.

As a result of the change in our fiscal year-end, we brought forward our annual goodwill impairment testing date by one fiscal month in order to continue our existing practice of assessing goodwill for impairment as of the first day of the fiscal fourth quarter. We believe this change is preferable because it aligns our annual goodwill impairment testing with our financial planning process, which was also adjusted in fiscal 2013 (11-month) to align with our new fiscal calendar. This will allow us to utilize management's updated forecasts in the discounted cash flow ("DCF") analysis used in the estimate of fair value of our reporting units. We have prospectively applied the change in the annual goodwill impairment testing date from November 4, 2012, as it is impracticable to determine objectively the estimates and assumptions necessary to perform the annual goodwill impairment test without the use of hindsight as of each annual impairment testing date for periods prior to November 4, 2012. The change in the annual goodwill impairment testing date did not affect the amount of goodwill impairment charge recorded in fiscal 2013 (11-month) and did not accelerate or delay the timing of recognition of the goodwill impairment charge.

We review goodwill for impairment by first assessing qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount, including goodwill, as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. If it is determined that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, we conclude that goodwill is not impaired. If it is determined that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, we conduct detailed impairment testing. The first step of the detailed testing involves estimating the fair value of the reporting unit and comparing this to its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the second step of the two-step goodwill impairment test is required to measure the goodwill impairment loss. The second step includes hypothetically valuing all tangible and intangible assets and liabilities of the reporting unit as if the reporting unit had been acquired in a business combination. Then, the implied fair value of the reporting unit’s goodwill is compared to the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, we recognize an impairment loss in an amount equal to the excess, not to exceed the carrying amount.

Initial goodwill impairment assessments as of November 4, 2012, based on forecasts in place at that time, indicated that fair value exceeded carrying value for each reporting unit. However, operating performance in our Best Buy Canada and Five Star reporting units fell significantly below expectations in the later part of the fiscal fourth quarter. Therefore, we updated our forecasts for Best Buy Canada and Five Star and tested for goodwill impairment as of the end of fiscal 2013 (11-month). The updated forecasts, which were used as the basis for our DCF valuations for goodwill testing purposes, reflected significantly lower cash flows than previously forecast. Our analysis for step one of detailed impairment testing indicated that carrying values exceeded fair values for both Best Buy Canada and Five Star. Step two entailed allocating the fair values determined from step one to the fair value of all recognized and appropriate unrecognized assets and liabilities to determine the implied fair value of goodwill. In both cases, this analysis led to the conclusion that goodwill had no value, and therefore we recorded full impairment of the goodwill associated with Best Buy Canada ($611 million) and Five Star ($208 million). The combined goodwill impairment expense of $819 million is included in our International segment.

For the Best Buy Domestic reporting unit, we determined that the fair value of the reporting unit exceeded its carrying value by a substantial margin and there were no events during the fourth quarter of fiscal 2013 (11-month) that would be more likely than not to reduce the fair value of the Domestic reporting unit below its carrying amount.

Refer to Note 3, Profit Share Buy-Out, for further information on the $1.2 billion goodwill impairment attributable to the Best Buy Europe reporting unit recorded in the fourth quarter of fiscal 2012. No goodwill impairments were recorded in fiscal 2011.

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

We utilize the relief from royalty method to determine the fair value of each of our indefinite-lived tradenames. If the carrying value exceeds the fair value, we recognize an impairment loss in an amount equal to the excess. No impairments were identified during fiscal 2013 (11-month).

The changes in the carrying amount of goodwill and indefinite-lived tradenames by segment were as follows in fiscal 2013 (11-month), 2012 and 2011 ($ in millions):

	Goodwill			Indefinite-Lived Tradenames
	Domestic	International	Total	Domestic	International	Total
Balances at February 27, 2010	$434	$2,018	$2,452	$32	$80	$112
Acquisitions	—	5	5	—	—	—
Impairments(1)	—	—	—	(10)	—	(10)
Sale of business(2)	(12)	—	(12)	(1)	—	(1)
Changes in foreign currency exchange rates	—	9	9	—	4	4
Balances at February 26, 2011	422	2,032	2,454	21	84	105
Acquisitions(3)	94	—	94	1	—	1
Impairments	—	(1,207)	(1,207)	—	—	—
Sale of business	—	(7)	(7)	(3)	(2)	(5)
Changes in foreign currency exchange rates	—	1	1	—	1	1
Other(4)	—	—	—	—	28	28
Balances at March 3, 2012	516	819	1,335	19	111	130
Acquisitions(5)	15	—	15	—	—	—
Impairments	(3)	(819)	(822)	—	—	—
Changes in foreign currency exchange rates	—	—	—	—	1	1
Balances at February 2, 2013	$528	$—	$528	$19	$112	$131

(1)
As part of our fiscal 2011 restructuring activities, we recorded an impairment charge related to certain indefinite-lived tradenames in our Domestic segment. See Note 7, Restructuring Charges, for further information.

(2)	As a result of the sale of our Speakeasy business in the second quarter of fiscal 2011, we eliminated the carrying value of the related goodwill and indefinite-lived tradenames as of the date of sale.

(3)	Represents goodwill acquired, primarily as a result of the mindSHIFT acquisition in fiscal 2012.

(4)
Represents the transfer of certain definite-lived tradenames (at their net book value) to indefinite-lived tradenames following our decision to no longer phase out certain tradenames. We believe these tradenames will continue to contribute to our future cash flows indefinitely.

(5)	Represents goodwill acquired, primarily as a result of an acquisition made by mindSHIFT in fiscal 2013 (11-month).

The following table provides the gross carrying amount of goodwill and cumulative goodwill impairment losses ($ in millions):

	February 2, 2013		March 3, 2012
	Gross Carrying Amount	Cumulative Impairment	Gross Carrying Amount	Cumulative Impairment
Goodwill	$2,608	$(2,080)	$2,596	$(1,261)

Our tradenames and customer relationships were as follows ($ in millions):

	February 2, 2013		March 3, 2012
	Tradenames	Customer Relationships	Tradenames	Customer Relationships
Indefinite-lived	$131	$—	$130	$—
Definite-lived	—	203	—	229
Total	$131	$203	$130	$229

The following table provides the gross carrying amount and related accumulated amortization of definite-lived intangible assets ($ in millions):

	February 2, 2013		March 3, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$475	$(272)	$453	$(224)

Total amortization expense was $38 million, $48 million, and $82 million in fiscal 2013 (11-month), 2012, and 2011, respectively. At February 2, 2013, future amortization expense for identifiable intangible assets for the next five fiscal years was expected to be ($ in millions):

Fiscal Year
2014	$42
2015	42
2016	42
2017	24
2018	6
Thereafter	47

Lease Rights

Lease rights represent costs incurred to acquire the lease of a specific commercial property. Lease rights are recorded at cost and are amortized to rent expense over the remaining lease term, including renewal periods, if reasonably assured. Amortization periods range up to 15 years, beginning with the date we take possession of the property.

The following table provides the gross carrying amount and related accumulated amortization of lease rights ($ in millions):

	February 2, 2013		March 3, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Lease rights	$132	$(73)	$130	$(73)

Lease rights amortization expense was $9 million, $13 million, and $14 million in fiscal 2013 (11-month), 2012 and 2011, respectively. We expect current lease rights amortization expense to be approximately $5 million for each of the next five fiscal years.

Investments

Debt Securities

Our long-term investments in debt securities are comprised of auction-rate securities ("ARS"). Based on our ability to market and sell these instruments, we classify ARS as available-for-sale and carry them at fair value. ARS were intended to behave like short-term debt instruments because their interest rates reset periodically through an auction process, typically at intervals of 7, 28 and 35 days. Investments in these securities can be sold for cash at par value on the auction date if the auction is successful. The majority of our ARS are AAA/Aaa or AA/Aa rated. The AAA/Aaa rated ARS are collateralized by student loans, which are guaranteed 95% to 100% by the U.S. government, while the AA/Aa rated ARS are municipal revenue bonds, insured by bond insurers. We also hold ARS that are in the form of municipal revenue bonds, which are AA/Aa-rated and insured by bond insurers. We do not have any investments in securities that are collateralized by assets that include mortgages or subprime debt. Our intent with these investments is to recover the full principal amount through a successful auction process, a sale outside of the auction process, a refinancing or settlement upon maturity. See Note 5, Investments, for further information.

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

We review the key characteristics of our debt and other investments portfolio and their classification in accordance with GAAP on a quarterly basis, or when indications of potential impairment exist. If a decline in the fair value of a security is deemed by management to be other-than-temporary, we write down the cost basis of the investment to fair value, and the amount of the write-down is included in net earnings. We incurred $27 million of investment impairments in fiscal 2013 (11-month) associated with Phase One of our Renew Blue restructuring plan. See Note 7, Restructuring Charges, for further information.

Insurance

We are self-insured for certain losses related to health, workers' compensation and general liability claims, although we obtain third-party insurance coverage to limit our exposure to these claims. A portion of these self-insured losses are managed through a wholly-owned insurance captive. We estimate our self-insured liabilities using a number of factors, including historical claims experience, an estimate of incurred but not reported claims, demographic and severity factors, and valuations provided by independent third-party actuaries. Our self-insured liabilities included in the Consolidated Balance Sheets were as follows ($ in millions):

	February 2, 2013	March 3, 2012
Accrued liabilities	$77	$77
Long-term liabilities	47	47
Total	$124	$124

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

Our income tax returns are periodically audited by U.S. federal, state and local and foreign tax authorities. At any one time, multiple tax years are subject to audit by the various tax authorities. In evaluating the tax benefits associated with our various tax filing positions, we record a tax benefit for uncertain tax positions using the highest cumulative tax benefit that is more likely than not to be realized. A number of years may elapse before a particular matter, for which we have established a liability, is audited and effectively settled. We adjust our liability for unrecognized tax benefits in the period in which we determine the issue is effectively settled with the tax authorities, the statute of limitations expires for the relevant taxing authority to examine the tax position or when more information becomes available. We include our liability for unrecognized tax benefits, including accrued penalties and interest, in Accrued income taxes and Long-term liabilities on our Consolidated Balance Sheets and in Income tax expense in our Consolidated Statements of Earnings.

Accrued Liabilities

The major components of accrued liabilities at February 2, 2013, and March 3, 2012, were deferred revenue, state and local tax liabilities, rent-related liabilities including accrued real estate taxes, loyalty program liabilities and self-insurance reserves.

Long-Term Liabilities

The major components of long-term liabilities at February 2, 2013, and March 3, 2012, were unrecognized tax benefits, rent-related liabilities, deferred revenue, deferred compensation plan liabilities and self-insurance reserves.

Foreign Currency

Foreign currency denominated assets and liabilities are translated into U.S. dollars using the exchange rates in effect at our consolidated balance sheet date. For operations reported on a one-month lag, we use the exchange rates in effect one month prior to our consolidated balance sheet date. Results of operations and cash flows are translated using the average exchange rates throughout the period. The effect of exchange rate fluctuations on translation of assets and liabilities is included as a component of Shareholders' equity in Accumulated other comprehensive income. Gains and losses from foreign currency transactions, which are included in SG&A, have not been significant in any of the periods presented.

Revenue Recognition

Our revenue arises primarily from sales of merchandise and services. We also record revenue from sales of service contracts, extended warranties, other commissions and credit card programs. Revenue excludes sales taxes collected.

We recognize revenue when the sales price is fixed or determinable, collection is reasonably assured and the customer takes possession of the merchandise, or in the case of services, the service has been provided. Revenue is recognized for store sales when the customer receives and pays for the merchandise. For online sales, we defer revenue and the related product costs for shipments that are in-transit to the customer, and recognize revenue at the time the customer receives the product. Online customers typically receive goods within a few days of shipment. Revenue from merchandise sales and services is reported net of sales returns, including an estimate of future returns based on historical return rates, with a corresponding reduction to cost of sales. Our sales returns reserve was $14 million and $18 million at February 2, 2013, and March 3, 2012, respectively.

We sell service contracts and extended warranties that typically have terms ranging from three months to four years. We also receive commissions for customer subscriptions with various third parties, notably from mobile phone network operators. In instances where we are deemed to be the obligor on the service contract or subscription, the service and commission revenue is deferred and recognized ratably over the term of the service contract or subscription period. In instances where we are not deemed to be the obligor on the service contract or subscription, commissions are recognized in revenue when such commission has been earned, primarily driven by customer activation. Service and commission revenues earned from the sale of extended warranties represented 2.8%, 2.7% and 2.6% of revenue in fiscal 2013 (11-month), 2012 and 2011, respectively.
For revenue transactions that involve multiple deliverables, we defer the revenue associated with any undelivered elements. The amount of revenue deferred in connection with the undelivered elements is determined using the relative fair value of each element, which is generally based on each element's relative retail price.

At February 2, 2013, and March 3, 2012, deferred revenue included within Accrued liabilities in our Consolidated Balance Sheets was $451 million and $469 million, respectively. At February 2, 2013, and March 3, 2012, deferred revenue included within Long-term liabilities in our Consolidated Balance Sheets was $62 million and $96 million, respectively.

For additional information related to our credit card arrangements and customer loyalty programs, see Credit Services and Financing and Sales Incentives, respectively, below.

Gift Cards

We sell gift cards to our customers in our retail stores, through our websites and through selected third parties. We do not charge administrative fees on unused gift cards, and our gift cards do not have an expiration date. We recognize revenue from gift cards when: (i) the gift card is redeemed by the customer, or (ii) the likelihood of the gift card being redeemed by the customer is remote ("gift card breakage"), and we determine that we do not have a legal obligation to remit the value of unredeemed gift cards to the relevant jurisdictions. We determine our gift card breakage rate based upon historical redemption patterns. Based on our historical information, the likelihood of a gift card remaining unredeemed can be determined 24 months after the gift card is issued. At that time, we recognize breakage income for those cards for which the likelihood of redemption is deemed remote and we do not have a legal obligation to remit the value of such unredeemed gift cards to the relevant jurisdictions. Gift card breakage income is included in revenue in our Consolidated Statements of Earnings.

Gift card breakage income was as follows in fiscal 2013 (11-month), 2012 and 2011 ($ in millions):

	11-Month	12-Month
	2013	2012	2011
Gift card breakage income	$46	$54	$51

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

The banks are the sole owner of the accounts receivable generated under the programs and absorb losses associated with non-payment by the cardholders and fraudulent usage of the accounts. Accordingly, we do not hold any consumer receivables related to these programs. We earn revenue from fees the banks pay to us based on the number of new account activations and the performance of the portfolio. In accordance with accounting guidance for revenue arrangements with multiple deliverables, we defer revenue received from account activations and recognize on a straight-line basis over the remaining term of the applicable agreement with the banks. The banks may also reimburse us for certain costs such as tender costs and Reward Zone points associated with our programs. We pay financing fees, which are recognized as a reduction of revenue, to the banks, and these fees are variable based on certain factors such as the London Interbank Offered Rate ("LIBOR"), charge volume and/or the types of promotional financing offers.

We also have similar agreements for the issuance of private-label and/or co-branded credit cards with banks for our businesses in Canada, China and Mexico, and we account for these programs in a manner consistent with the U.S. agreements.

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

Second, under our co-branded credit card agreements with banks, we have a customer loyalty credit card bearing the Best Buy brand. Cardholders earn points for purchases made at our stores and related websites in the U.S., as well as purchases at other merchants. Points earned entitle cardholders to receive certificates that may be redeemed on future purchases at our stores and related websites. Certificates expire either three or six months from the date of issuance. The retail value of points earned by our cardholders is included in accrued liabilities and recorded as a reduction of revenue at the time the points are earned, based on the percentage of points that are projected to be redeemed.

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

Vendor allowances provided as a reimbursement of specific, incremental and identifiable costs incurred to promote a vendor's products are included in SG&A as an expense reduction when the cost is incurred. All other vendor allowances are generally in the form of receipt-based funds or sell-through credits. Receipt-based funds are generally determined based on our level of inventory purchases and initially deferred and recorded as a reduction of merchandise inventories. The deferred amounts are then included as a reduction of cost of goods sold when the related product is sold. Sell-through credits are generally based on the number of units we sell over a specified period and are recognized when the related product is sold.

Advertising Costs

Advertising costs, which are included in SG&A, are expensed the first time the advertisement runs. Advertising costs consist primarily of print and television advertisements as well as promotional events. Net advertising expenses were $913 million, $995 million and $862 million in fiscal 2013 (11-month), 2012 and 2011, respectively.

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

New Accounting Standards

Comprehensive Income — In June 2011, the FASB issued new guidance on the presentation of comprehensive income. Specifically, the new guidance requires an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminated the previous option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance was effective for fiscal years and interim periods beginning after December 15, 2011. Accordingly, we adopted the new guidance on March 4, 2012, and have presented total comprehensive income in the Consolidated Statements of Comprehensive Income.

2. Fiscal Year-end Change

On November 2, 2011, our Board of Directors approved a change to our fiscal year-end from the Saturday nearest the end of February to the Saturday nearest the end of January. As a result of this change, our fiscal year 2013 is an 11-month transition period beginning March 4, 2012 through February 2, 2013. In the first quarter of fiscal 2013 (11-month), we also began consolidating the results of our Europe, China and Mexico operations on a one-month lag, compared to a two-month lag in fiscal years 2012 and 2011, to continue to align our fiscal reporting periods with statutory filing requirements.

The following table shows the fiscal months included within our financial statements and footnotes for fiscal 2013 (11-month), as well as the fiscal months included within our financial statements and footnotes for fiscal 2012 and 2011:

New Fiscal Calendar(1)	Previous Fiscal Calendar(1)
2013 (11-Month)	2012	2011
March 2012 - January 2013	March 2011 - February 2012	March 2010 - February 2011

(1)	For entities reported on a lag, the fiscal months included in fiscal 2013 (11-month) were February through December, and in fiscal 2012 and 2011 were January through December.

January Results for Entities Reported on a Lag

As a result of the 11-month transition period in fiscal 2013, the month of January 2012 was not captured in our consolidated fiscal 2013 (11-month) results for those entities reported on a one-month lag. The following is selected financial data for the one month ended January 31, 2012, and the comparable prior year period, for entities reported on a lag ($ in millions):

	One Month Ended
	January 31, 2012	January 31, 2011
	(unaudited)	(unaudited)
Revenue	$628	$732
Gross profit	133	166
Operating income (loss)	(16)	20
Net earnings (loss) from continuing operations	(19)	15
Loss from discontinued operations, net of tax	(6)	(43)
Net loss including noncontrolling interests	(25)	(28)
Net loss attributable to Best Buy Co., Inc. shareholders(1)	(14)	(33)

(1)
The net loss attributable to Best Buy Co., Inc. shareholders for the one month ended January 31, 2012 represents the adjustment to Retained earnings within the Consolidated Statements of Changes in Shareholders' Equity as a result of the exclusion of January results for entities reported on a lag.

In addition, the Consolidated Statements of Cash Flows includes a net reconciling adjustment for the cash flows as a result of the exclusion of January 2012 in fiscal 2013 (11-month) described above. The total adjustment was $74 million, primarily due to $50 million of cash used in financing activities and $18 million of cash used in investing activities. The total adjustment for January 2011 in fiscal 2012 (11-month recast) results was $5 million. The adjustments for both periods included the effect of exchange rate changes on our cash balances.

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

In November 2011, we announced strategic changes in respect of Best Buy Europe, including an agreement to buy out Carphone Warehouse's interest in the profit share agreement for $1.3 billion (the "Mobile buy-out"), subject to the approval of Carphone Warehouse shareholders. The Mobile buy-out was completed during the fourth quarter of fiscal 2012.

Financial Reporting Impact of the Mobile Buy-out

We accounted for the Mobile buy-out transaction as a $1.3 billion payment to terminate the future payments due under the profit share agreement with Best Buy Europe, thereby eliminating Carphone Warehouse's interest in the profits. This payment was presented within Net earnings from continuing operations attributable to noncontrolling interests in our Consolidated Statements of Earnings, consistent with the financial reporting of the previous recurring payments made pursuant to the profit share agreement. In the Consolidated Statements of Cash Flows, the payment to Carphone Warehouse is included within Payment to noncontrolling interest, as part of cash flows from Financing Activities.

Goodwill Impairment – Best Buy Europe

The Best Buy Europe reporting unit comprises our 50% controlling interest in Best Buy Europe, which included the profit share agreement with Best Buy Mobile. Based upon the preliminary purchase price allocation for the Best Buy Europe acquisition in the second quarter of fiscal 2009, we recorded $1.5 billion of goodwill.

At the time of the announcement of the Mobile buy-out in November 2011, we also announced the closure of our large-format Best Buy branded stores in the U.K. As of the end of the third quarter of fiscal 2012 and in light of these strategic decisions, we performed an interim evaluation of potential impairment of goodwill associated with the Best Buy Europe reporting unit. Following the elimination of the profit share agreement from Best Buy Europe and the closure of large-format Best Buy branded stores in the U.K., the remaining fair value of the Best Buy Europe reporting unit is entirely attributable to its small-format store retail operations. As a result of these events, we performed a goodwill impairment analysis and determined that the goodwill attributable to the Best Buy Europe reporting unit, representing $1.2 billion as of January 24, 2012, had been fully impaired. The impairment loss was recorded in the Goodwill impairment line within our Consolidated Statements of Earnings in the fourth quarter of fiscal 2012.

Acceleration of Intervening Event

The results of Best Buy Europe were recorded on a two-month lag in fiscal 2012. However, as described in Note 1, Summary of Significant Accounting Policies, the Mobile buy-out in January 2012 constituted a significant intervening event. Consequently, the recording of all accounting impacts arising from the Mobile buy-out, including the goodwill impairment, was accelerated and recorded in the fourth quarter of fiscal 2012 due to their significance to our consolidated financial statements.

4.   Discontinued Operations

During the fourth quarter of fiscal 2012, we commenced discontinued operations presentation. The presentation of discontinued operations has been retrospectively applied to all prior periods presented. Discontinued operations comprise the following:

Domestic Segment

Speakeasy – During the second quarter of fiscal 2011, we completed the sale of Speakeasy to Covad Communications. Speakeasy's operations primarily comprised internet-based telephony services. In consideration for the sale of Speakeasy, Best Buy received cash consideration and a minority equity interest in the combined operations. We do not exercise significant influence over the combined operations. Based upon the fair value of the consideration received and the carrying value of Speakeasy at closing, we recorded a pre-tax gain on sale of $7 million in the second quarter of fiscal 2011.

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

Best Buy Turkey – During the fourth quarter of fiscal 2011, we announced the closure of our two large-format Best Buy branded stores in Turkey. The exit activities were completed during the second quarter of fiscal 2012, at which time we recorded a $4 million pre-tax gain on the sale of certain assets related to the stores.

Best Buy U.K. – During the third quarter of fiscal 2012, we announced the closure of our 11 large-format Best Buy branded stores in the U.K. We completed the exit activities associated with these stores during the fourth quarter of fiscal 2012.

Belgium – During the fourth quarter of fiscal 2012, Best Buy Europe sold its retail business in Belgium, consisting of 82 small-format The Phone House stores, to Belgacom S.A. As a result of the sale, a pre-tax gain of $5 million was recorded in fiscal 2012.

The financial results of discontinued operations for fiscal 2013 (11-month), 2012 and 2011 were as follows ($ in millions):

	11-Month	12-Month
	2013	2012	2011

Revenue	$2	$411	$525

Restructuring charges(1)	(2)	229	75

Gain (loss) from discontinued operations before income tax benefit	3	(406)	(260)
Income tax benefit (expense)	(2)	89	57
Gain on sale of discontinued operations	—	9	7
Income tax benefit on sale	—	—	8
Net gain (loss) from discontinued operations including noncontrolling interests	1	(308)	(188)
Net loss from discontinued operations attributable to noncontrolling interests	1	134	38
Net gain (loss) from discontinued operations attributable to Best Buy Co., Inc. shareholders	$2	$(174)	$(150)

(1)	See Note 7, Restructuring Charges, for further discussion of the restructuring charges associated with discontinued operations.

5.   Investments

Investments were comprised of the following ($ in millions):

	February 2, 2013	March 3, 2012
Equity and other investments
Debt securities (auction rate securities)	$21	$82
Marketable equity securities	27	3
Other investments	38	55
Total equity and other investments	$86	$140

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

In February 2008, auctions began to fail due to insufficient buyers, as the amount of securities submitted for sale in auctions exceeded the aggregate amount of the bids. For each failed auction, the interest rate on the security moves to a maximum rate specified for each security, and generally resets at a level higher than specified short-term interest rate benchmarks. To date, we have collected all interest due on our ARS and expect to continue to do so in the future. Due to persistent failed auctions, and the uncertainty of when these investments could be liquidated at par, we have classified all of our investments in ARS as non-current assets within Equity and Other Investments in our Consolidated Balance Sheets at February 2, 2013.

We sold $65 million of ARS at par during fiscal 2013 (11-month). At February 2, 2013, our entire remaining ARS portfolio, consisting of six investments in ARS having an aggregate value at par of $23 million, was subject to failed auctions.

Our ARS portfolio consisted of the following, at fair value ($ in millions):

Description	Nature of collateral or guarantee	February 2, 2013	March 3, 2012
Student loan bonds	Student loans guaranteed 95% to 100% by the U.S. government	$19	$80
Municipal revenue bonds	100% insured by AAA/Aaa-rated bond insurers at February 2, 2013	2	2
Total fair value plus accrued interest(1)		$21	$82

(1)
The par value and weighted-average interest rates (taxable equivalent) of our ARS were $23 million and $88 million and 0.4% and 0.5%, respectively, at February 2, 2013, and March 3, 2012, respectively.

At February 2, 2013, our ARS portfolio was 35% AAA/Aaa-rated, 20% AA/Aa-rated and 45% A/A-rated.

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

We evaluated our entire ARS portfolio of $23 million (par value) for impairment at February 2, 2013, based primarily on the methodology described in Note 6, Fair Value Measurements. As a result of this review, we determined that the fair value of our ARS portfolio at February 2, 2013, was $21 million. Accordingly, a $2 million pre-tax unrealized loss is recognized in accumulated other comprehensive income. This unrealized loss reflects a temporary impairment on all of our investments in ARS. The estimated fair value of our ARS portfolio could change significantly based on future market conditions. We will continue to assess the fair value of our ARS portfolio for substantive changes in relevant market conditions, changes in our financial condition or other changes that may alter our estimates described above.

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

We had $1 million and $3 million unrealized loss, net of tax, recorded in accumulated other comprehensive income at February 2, 2013, and March 3, 2012, respectively, related to our investments in debt securities.

Marketable Equity Securities

We invest in marketable equity securities and classify them as available-for-sale. Investments in marketable equity securities are classified as non-current assets within Equity and Other Investments in our Consolidated Balance Sheets, and are reported at fair value based on quoted market prices. Our investments in marketable equity securities were $27 million and $3 million at February 2, 2013, and March 3, 2012, respectively.

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

All unrealized holding gains or losses related to our investments in marketable equity securities are reflected net of tax in accumulated other comprehensive income in shareholders' equity. Net unrealized gain, net of tax, included in accumulated other comprehensive income was $3 million and $0 million at February 2, 2013, and March 3, 2012, respectively.

Other Investments

The aggregate carrying values of investments accounted for using either the cost method or the equity method at February 2, 2013, and March 3, 2012, were $38 million and $55 million, respectively.

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The fair value hierarchy requires the use of observable market data when available. In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following tables set forth by level within the fair value hierarchy, our financial assets and liabilities that were accounted for at fair value on a recurring basis at February 2, 2013, and March 3, 2012, according to the valuation techniques we used to determine their fair values ($ in millions).

		Fair Value Measurements Using Inputs Considered as
	Fair Value at February 2, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents
Money market funds	$520	$520	$—	$—
Other current assets
Foreign currency derivative instruments	1	—	1	—
Equity and other investments
Auction rate securities	21	—	—	21
Marketable equity securities	27	27	—	—

		Fair Value Measurements Using Inputs Considered as
	Fair Value at March 3, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents
Money market funds	$272	$272	$—	$—
Other current assets
Money market funds (restricted assets)	119	119	—	—
U.S. Treasury bills (restricted assets)	30	30	—	—
Foreign currency derivative instruments	1	—	1	—
Equity and other investments
Auction rate securities	82	—	—	82
Marketable equity securities	3	3	—	—
Liabilities
Accrued liabilities
Foreign currency derivative instruments	2	—	2	—

The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis in the tables above that used significant unobservable inputs (Level 3) ($ in millions).

	Debt securities — Auction rate securities only
	Student loan bonds	Municipal revenue bonds	Total
Balances at February 26, 2011	$108	$2	$110
Changes in unrealized losses in other comprehensive income	(1)	—	(1)
Sales	(27)	—	(27)
Balances at March 3, 2012	$80	$2	$82
Changes in unrealized losses in other comprehensive income	4	—	4
Sales	(65)	—	(65)
Balances at February 2, 2013	$19	$2	$21

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

With the exception of the goodwill impairments described in Note 1, Summary of Significant Accounting Policies, as well as the property and equipment, investment and tradename impairments associated with our fiscal 2013 and fiscal 2012 restructuring activities described in Note 7, Restructuring Charges, we had no significant remeasurements of such assets or liabilities to fair value during fiscal 2013 (11-month), 2012 and 2011. The following table summarizes the fair value remeasurements for goodwill impairments and restructuring activities recorded for fiscal 2013 (11-month) and 2012 ($ in millions):

	11-Month 2013		12-Month 2012
	Impairments	Remaining Net Carrying Value	Impairments	Remaining Net Carrying Value
Continuing operations
Goodwill	$822	$—	$1,207	$—
Property and equipment	70	—	32	—
Investments	27	38	—	—
Total	$919	$38	$1,239	$—
Discontinued operations(1)
Property and equipment	$—	$—	$111	$—
Tradename	—	—	3	—
Total	$—	$—	$114	$—

(1)	Property and equipment and tradename impairments associated with discontinued operations are recorded within Loss from discontinued operations in our Consolidated Statements of Earnings.

All of the fair value remeasurements included in the table above were based on significant unobservable inputs (Level 3). Refer to Note 1, Summary of Significant Accounting Policies, as well as Note 3, Profit Share Buy-Out, for further information associated with the goodwill impairments. Fixed asset fair values were derived using a DCF model to estimate the present value of net cash flows that the asset or asset group was expected to generate. The key inputs to the DCF model generally included our forecasts of net cash generated from revenue, expenses and other significant cash outflows, such as capital expenditures, as well as an appropriate discount rate. For the tradename, fair value was derived using the relief from royalty method, as described in Note 1, Summary of Significant Accounting Policies. In the case of these specific assets, for which their impairment was the result of restructuring activities, no future cash flows have been assumed as the assets will cease to be used and expected sale values are nominal.

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

7.   Restructuring Charges

Summary

Restructuring charges incurred in fiscal 2013 (11-month), 2012, and 2011 were as follows ($ in millions):

	11-Month	12-Month
	2013	2012	2011
Continuing operations
Renew Blue	$171	$—	$—
Fiscal 2013 Europe restructuring	36	—	—
Fiscal 2013 U.S. restructuring	257	—	—
Fiscal 2012 restructuring	(1)	38	—
Fiscal 2011 restructuring	(12)	20	147
Total	451	58	147
Discontinued operations
Fiscal 2012 restructuring	(1)	205	—
Fiscal 2011 restructuring	(1)	24	75
Total (Note 4)	(2)	229	75
Total	$449	$287	$222

Renew Blue Plan

In the fourth quarter of fiscal 2013 (11-month), we initiated Phase One of our Renew Blue restructuring program. The Renew Blue program is intended to reduce costs and improve operating performance by focusing on core business activities, reducing headcount and optimizing our real estate portfolio. We preliminarily expect to incur up to an additional $30 million of pre-tax restructuring charges (primarily employee termination benefits, facility closure and other costs, investment impairments and property and equipment impairments) related to Phase One of this plan. We expect to continue to implement Renew Blue initiatives throughout fiscal 2014, as we further analyze our operations and strategies.

We incurred $171 million of charges related to Phase One of the plan during fiscal 2013 (11-month). Of the total charges, $84 million related to our Domestic segment, which consisted primarily of employee termination benefits, investment impairments and property and equipment impairments. The remaining $87 million of charges related to our International segment and consisted of facility closure and other costs, property and equipment impairments and employee termination benefits.

All restructuring charges related to this plan are from continuing operations. Inventory write-downs are presented in Restructuring charges - cost of goods sold in our Consolidated Statements of Earnings, and the remainder of restructuring charges are presented in Restructuring charges in our Consolidated Statements of Earnings.

The composition of the restructuring charges we incurred in fiscal 2013 (11-month) for Phase One of the Renew Blue plan was as follows ($ in millions):

	Domestic	International	Total
Continuing operations
Inventory write-downs	$1	$—	$1
Property and equipment impairments	7	23	30
Termination benefits	46	9	55
Investment impairments	27	—	27
Facility closure and other costs	3	55	58
Total	$84	$87	$171

The following table summarizes our restructuring accrual activity during fiscal 2013 (11-month) related to termination benefits and facility closure and other costs associated with Phase One of the Renew Blue plan ($ in millions):

	Termination Benefits	Facility Closure and Other Costs	Total
Balance at March 3, 2012	$—	$—	$—
Charges	55	54	109
Cash payments	(1)	—	(1)
Balance at February 2, 2013	$54	$54	$108

Fiscal 2013 Europe Restructuring

In the third quarter of fiscal 2013 (11-month), we also initiated a series of actions to restructure our Best Buy Europe operations in our International segment intended to improve operating performance. We preliminarily expect to incur pre-tax restructuring charges (primarily employee termination benefits, facility closure costs and property and equipment impairments) of between $40 million and $60 million related to this plan. We expect to substantially complete these restructuring activities in fiscal 2014. We incurred $36 million of charges during fiscal 2013 (11-month) related to employee termination benefits, property and equipment impairments and facility closure and other costs, presented in Restructuring charges in our Consolidated Statements of Earnings. The composition of the restructuring charges we incurred in fiscal 2013 (11-month) was as follows ($ in millions):

International
Continuing operations
Property and equipment impairments	$12
Termination benefits	19
Facility closure and other costs	5
Total	$36

The following table summarizes our restructuring accrual activity during fiscal 2013 (11-month) related to termination benefits and facility closure and other costs associated with our fiscal 2013 Europe restructuring activities ($ in millions):

	Termination Benefits	Facility Closure and Other Costs	Total
Balance at March 3, 2012	$—	$—	$—
Charges	19	5	24
Cash payments	(19)	—	(19)
Balance at February 2, 2013	$—	$5	$5

Fiscal 2013 U.S. Restructuring

In the first quarter of fiscal 2013 (11-month), we initiated a series of actions to restructure operations in our Domestic segment intended to improve operating performance. The actions included closure of 49 large-format Best Buy branded stores in the U.S. and changes to the store and corporate operating models. The costs of implementing the changes primarily consisted of facility closure costs, employee termination benefits and property and equipment (primarily store fixtures) impairments. We do not expect to incur further material restructuring charges related to this program, with the exception of lease payments for vacated stores which will continue until the lease expires or we otherwise terminate the lease.

We incurred $257 million of charges during fiscal 2013 (11-month), primarily consisting of facility closure and other costs, termination benefits and property and equipment impairments.

All restructuring charges are from continuing operations and are presented in Restructuring charges in our Consolidated Statements of Earnings.

The composition of the restructuring charges we incurred in fiscal 2013 (11-month) was as follows ($ in millions):

Domestic
Continuing operations
Property and equipment impairments	$29
Termination benefits	77
Facility closure and other costs	151
Total	$257

The following table summarizes our restructuring accrual activity during fiscal 2013 (11-month) related to termination benefits and facility closure and other costs associated with our fiscal 2013 U.S. restructuring activities ($ in millions):

	Termination Benefits	Facility Closure and Other Costs	Total
Balance at March 3, 2012	$—	$—	$—
Charges	109	152	261
Cash payments	(65)	(33)	(98)
Adjustments	(40)	(6)	(46)
Balance at February 2, 2013	$4	$113	$117

Fiscal 2012 Restructuring Plan

In the third quarter of fiscal 2012, we implemented a series of actions to restructure operations in our Domestic and International segments. The actions within our Domestic segment included a decision to modify our strategy for certain mobile broadband offerings, and in our International segment we closed our large-format Best Buy branded stores in the U.K. to refocus our Best Buy Europe strategy on our small-format stores. In addition, we impaired certain information technology ("IT") assets supporting the restructured activities in our International segment. We view these restructuring activities as necessary to meet our long-term financial performance objectives by refocusing our investments on areas that provided profitable growth opportunities and meet our overall return expectations. All restructuring charges directly related to the large-format Best Buy branded stores in the U.K. are reported within discontinued operations in our Consolidated Statements of Earnings. Refer to Note 4, Discontinued Operations.

We incurred $243 million of charges related to the fiscal 2012 restructuring during fiscal 2012. Of the total charges, $23 million related to our Domestic segment and consisted primarily of IT asset impairments and other related costs. The remaining $220 million of charges related to our International segment and consisted primarily of property and equipment impairments, facility closure and other costs, employee termination benefits and inventory write-downs.

During fiscal 2013 (11-month), we recorded a gain of $2 million related to this plan, primarily related to our International segment from adjustments to estimated facility closures costs associated with the closure of our Best Buy branded stores in the U.K. We do not expect to incur further material restructuring charges related to our fiscal 2012 restructuring activities in either our Domestic or International segments, as we have substantially completed these restructuring activities.

All restructuring charges from continuing operations related to our fiscal 2012 restructuring activities are presented in Restructuring charges in our Consolidated Statements of Earnings, whereas all restructuring charges from discontinued operations related to our fiscal 2012 restructuring activities are presented in Loss from discontinued operations in our Consolidated Statements of Earnings. The composition of the restructuring charges we incurred in fiscal 2013 (11-month) and 2012, as well as the cumulative amount incurred through the end of fiscal 2013 (11-month), for our fiscal 2012 restructuring activities, was as follows ($ in millions):

	Domestic			International			Total
	11-Month 2013	12-Month 2012	Cumulative Amount	11-Month 2013	12-Month 2012	Cumulative Amount	11-Month 2013	12-Month 2012	Cumulative Amount
Continuing operations
Property and equipment impairments	$—	$17	$17	$—	$15	$15	$—	$32	$32
Termination benefits	—	1	1	—	—	—	—	1	1
Facility closure and other costs	(1)	5	4	—	—	—	(1)	5	4
Total	(1)	23	22	—	15	15	(1)	38	37
Discontinued operations
Inventory write-downs	—	—	—	—	11	11	—	11	11
Property and equipment impairments	—	—	—	—	96	96	—	96	96
Termination benefits	—	—	—	1	16	17	1	16	17
Facility closure and other costs	—	—	—	(2)	82	80	(2)	82	80
Total	—	—	—	(1)	205	204	(1)	205	204
Total	$(1)	$23	$22	$(1)	$220	$219	$(2)	$243	$241

The following table summarizes our restructuring accrual activity during fiscal 2013 (11-month) and 2012 related to termination benefits and facility closure and other costs associated with our fiscal 2012 restructuring activities ($ in millions):

	Termination Benefits	Facility Closure and Other Costs(1)	Total
Balance at February 26, 2011	$—	$—	$—
Charges	17	87	104
Cash payments	—	—	—
Changes in foreign currency exchange rates	—	(2)	(2)
Balance at March 3, 2012	17	85	102
Charges	1	2	3
Cash payments	(18)	(83)	(101)
Adjustments	—	28	28
Changes in foreign currency exchange rates	—	4	4
Balance at February 2, 2013	$—	$36	$36

(1)
Included within the the adjustments to facility closure and other costs is $34 million from the first quarter of fiscal 2013 (11-month), representing an adjustment to exclude non-cash charges or benefits, which had no impact on our Consolidated Statements of Earnings in fiscal 2013 (11-month).

Fiscal 2011 Restructuring Plan

In the fourth quarter of fiscal 2011, we implemented a series of actions to restructure operations in our Domestic and International segments in order to improve performance and enhance customer service. The restructuring actions included plans to improve supply chain and operational efficiencies in our Domestic segment's operations, primarily focused on modifications to our distribution channels and exit from certain digital delivery services within our entertainment product category. The actions also included plans to exit the Turkey market and restructure the Best Buy branded stores in China. As part of the international restructuring, we also impaired certain IT assets supporting the restructured activities in our International segment. We view these restructuring activities as necessary to meet our long-term growth goals by investing in businesses that have the potential to meet our internal rate of return expectations. All restructuring charges directly related to Turkey and China, as well as the Domestic charges directly related to our exit from certain digital delivery services within our entertainment product category, are reported within discontinued operations in our Consolidated Statements of Earnings. Refer to Note 4, Discontinued Operations.

We incurred $222 million of charges related to this plan during the fourth quarter of fiscal 2011. Of the total charges, $50 million related to our Domestic segment, primarily for employee termination benefits, property and equipment impairments, intangible asset impairments and inventory write-downs. The remaining $172 million of the charges impacted our International segment and related primarily to property and equipment impairments (including the IT assets), inventory write-downs, facility closure and other costs and employee termination benefits.

In fiscal 2012, we incurred an additional $44 million of charges related to the fiscal 2011 restructuring activities. Of the total charge, $45 million related to our Domestic segment, consisting primarily of property and equipment impairments (notably IT assets), employee termination benefits, intangible asset impairments and other costs associated with the exit from certain digital delivery services within our entertainment product category. Within our Domestic segment, we also incurred additional inventory write-downs as we completed the exit from certain distribution facilities associated with our entertainment product category at the end of fiscal 2012. The $1 million of net benefit in our International segment in fiscal 2012 was the result of employee termination benefits, offset by adjustments to facility closure and other costs from the completion of our exit from the Turkey market and exiting of lease locations in China.

During fiscal 2013 (11-month), we recorded a net reduction to restructuring charges of $13 million, which related primarily to our Domestic segment. The net reduction was largely the result of a gain recorded on the sale of a previously impaired distribution facility and equipment during the first quarter of fiscal 2013 (11-month) (previously impaired through restructuring charges), partially offset by charges associated with the exit from certain digital delivery services within our entertainment product category. We do not expect to incur further material restructuring charges related to our fiscal 2011 restructuring activities in either our Domestic or International segments.

For continuing operations, the inventory write-downs related to our fiscal 2011 restructuring activities are presented in Restructuring charges — cost of goods sold in our Consolidated Statements of Earnings, and the remainder of the restructuring charges are presented in Restructuring charges in our Consolidated Statements of Earnings. However, all restructuring charges from discontinued operations related to our fiscal 2011 restructuring activities are presented in Loss from discontinued operations in our Consolidated Statements of Earnings. The composition of the restructuring charges we incurred in fiscal 2013 (11-month), 2012, and 2011 as well as the cumulative amount incurred through the end of fiscal 2013 (11-month), for our fiscal 2011 restructuring activities, was as follows ($ in millions):

	Domestic				International				Total
	11-Month 2013	12-Month 2012	12-Month 2011	Cumulative Amount	11-Month 2013	12-Month 2012	12-Month 2011	Cumulative Amount	11-Month 2013	12-Month 2012	12-Month 2011	Cumulative Amount
Continuing operations
Inventory write-downs	$—	$19	$9	$28	$—	$—	$—	$—	$—	$19	$9	$28
Property & equipment impairments(1)	(12)	—	15	3	—	—	107	107	(12)	—	122	110
Termination benefits	—	(3)	16	13	—	—	—	—	—	(3)	16	13
Facility closure and other costs	—	4	—	4	—	—	—	—	—	4	—	4
Total	(12)	20	40	48	—	—	107	107	(12)	20	147	155
Discontinued operations
Inventory write-downs	—	—	—	—	—	—	15	15	—	—	15	15
Property & equipment impairments	—	15	—	15	—	—	25	25	—	15	25	40
Termination benefits	—	4	—	4	—	7	12	19	—	11	12	23
Intangible asset impairments	—	3	10	13	—	—	—	—	—	3	10	13
Facility closure and other costs	—	3	—	3	(1)	(8)	13	4	(1)	(5)	13	7
Total	—	25	10	35	(1)	(1)	65	63	(1)	24	75	98
Total	$(12)	$45	$50	$83	$(1)	$(1)	$172	$170	$(13)	$44	$222	$253
(1)    Included within the property and equipment impairments is a gain on sale of previously impaired property and equipment.

The following table summarizes our restructuring accrual activity during fiscal 2013 (11-month) and 2012 related to termination benefits and facility closure and other costs associated with our fiscal 2011 restructuring activities ($ in millions):

	Termination Benefits	Facility Closure and Other Costs(1)	Total
Balance at February 26, 2011	$28	$13	$41
Charges	11	6	17
Cash payments	(33)	(14)	(47)
Adjustments	(3)	4	1
Balance at March 3, 2012	3	9	12
Charges	—	—	—
Cash payments	(2)	(8)	(10)
Adjustments	(1)	(1)	(2)
Changes in foreign currency exchange rates	—	—	—
Balance at February 2, 2013	$—	$—	$—

(1)
Included within the facility closure and other costs adjustments is $10 million from the first quarter of fiscal 2012, representing an adjustment to exclude non-cash charges or benefits, which had no impact on our Consolidated Statements of Earnings in fiscal 2012.

8.   Debt

Short-Term Debt

Short-term debt consisted of the following ($ in millions):

	February 2, 2013		March 3, 2012
	Principal Balance	Interest Rate	Principal Balance	Interest Rate
U.S. revolving credit facility – 364-day	$—	—%	$—	—%
U.S. revolving credit facility – 5-year	—	—%	—	—%
Europe revolving credit facility	596	2.0%	480	2.4%
Canada revolving demand facility	—	—%	—	—%
China revolving demand facilities	—	—%	—	—%
Total short-term debt	$596		$480

	11-Month	12-Month
Fiscal Year	2013	2012
Maximum month-end amount outstanding during the year	$596	$480
Average amount outstanding during the year	$477	$337
Weighted-average interest rate at year-end	2.0%	2.4%

U.S. Revolving Credit Facilities

On August 31, 2012, Best Buy Co., Inc. entered into a $1.0 billion 364-day senior unsecured revolving credit facility agreement (the "364-Day Facility Agreement") with JPMorgan Chase Bank, N.A. ("JPMorgan"), as administrative agent, and a syndicate of banks. The 364-Day Facility Agreement replaced the previously existing $1.0 billion 364-day senior unsecured revolving credit facility with a syndicate of banks, including JPMorgan acting as administrative agent, which was originally scheduled to expire in October 2012. In October 2011, Best Buy Co., Inc. entered into a $1.5 billion five-year unsecured revolving credit facility agreement (the "Five-Year Facility Agreement and, collectively with the 364-Day Facility Agreement, the "Agreements") with JPMorgan, as administrative agent, and a syndicate of banks. At February 2, 2013, there were no borrowings outstanding and $2.5 billion was available under the Agreements.

The Agreements permit borrowings of up to $2.5 billion (which may be increased to up to $3.0 billion at our option under certain circumstances) and a $300 million letter of credit sublimit. The 364-Day Facility Agreement and the Five-Year Facility Agreement terminate in August 2013 (subject to a one-year term-out option) and October 2016, respectively.

The interest rates under the Agreements are variable and are determined at our option as: (i) the sum of (a) the greatest of JPMorgan's prime rate, the federal funds rate plus 0.5%, or the one-month London Interbank Offered Rate (“LIBOR”) plus 1%, and (b) a margin (the “ABR Margin”); or (ii) the LIBOR plus a margin (the “LIBOR Margin”). In addition, a facility fee is assessed on the commitment amount. The ABR Margin, LIBOR Margin and the facility fee are based upon our long-term credit ratings. Under the 364-Day Facility Agreement, the ABR Margin ranges from 0.0% to 0.525%, the LIBOR Margin ranges from 0.925% to 1.525%, and the facility fee ranges from 0.075% to 0.225%. Under the Five-Year Facility Agreement, the ABR Margin ranges from 0.0% to 0.475%, the LIBOR Margin ranges from 0.875% to 1.475%, and the facility fee ranges from 0.125% to 0.275%.

The Agreements are guaranteed by specified subsidiaries of Best Buy Co., Inc. and contain customary affirmative and negative covenants. Among other things, these covenants restrict Best Buy Co., Inc. or its subsidiaries' ability to incur certain types or amounts of indebtedness, incur liens on certain assets, make material changes in corporate structure or the nature of its business, dispose of material assets, engage in a change in control transaction, make certain foreign investments, enter into certain restrictive agreements, or engage in certain transactions with affiliates. The Agreements also contain covenants that require us to maintain a maximum quarterly cash flow leverage ratio and a minimum quarterly interest coverage ratio. The Agreements contain customary default provisions including, but not limited to, failure to pay interest or principal when due and failure to comply with covenants. We were in compliance with all such covenants at February 2, 2013.

Europe Revolving Credit Facility

In July 2011, Best Buy Europe entered into a £400 million [$646 million based on the exchange rate in effect as of the end of fiscal 2013 (11-month)] unsecured revolving credit facility agreement (the “RCF”) with ING Bank N.V., London Branch, as agent, and a syndicate of banks to finance its working capital needs. The RCF expires in July 2015. Best Buy Europe had £369 million ($596 million) of borrowings under the RCF at February 2, 2013.

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

The RCF replaced the previous £350 million Europe receivables financing facility (the “ERF”) between a subsidiary of Best Buy Europe and a syndicate of banks, including Barclays Bank PLC acting as administrative agent. The ERF was originally scheduled to expire in July 2012. The RCF also replaced Best Buy Europe’s previous £125 million revolving credit facility (the “Old RCF”) with one of Best Buy Co., Inc.’s subsidiaries and Carphone Warehouse as lenders. The Old RCF was originally scheduled to expire in March 2013.

Canada Revolving Demand Facility

We have a $50 million revolving demand facility available to our Canada operations including an additional seasonal facility of $50 million Canadian dollars that is available from September through December of each year. There were no borrowings outstanding under the facility at February 2, 2013. There is no set expiration date for the facility. All borrowings under the facility are made available at the sole discretion of the lender and are payable on demand. Borrowings under the facility bear interest at rates specified in the credit agreement for the facility. Borrowings are secured by a guarantee of Best Buy Co., Inc.

China Revolving Demand Facilities

We have $156 million in revolving demand facilities available to our China operations, of which no borrowings were outstanding at February 2, 2013. The facilities are renewed annually with the respective banks. All borrowings under these facilities bear interest at rates specified in the related credit agreements, are made available at the sole discretion of the respective lenders and are payable on demand. Certain of these facilities are secured by a guarantee of Best Buy Co., Inc.

Long-Term Debt

Long-term debt consisted of the following ($ in millions):

	February 2, 2013	March 3, 2012
2013 Notes	$500	$500
2016 Notes	349	349
2021 Notes	648	648
Financing lease obligations, due 2014 to 2019, interest rates ranging from 3.0% to 8.1%	122	149
Capital lease obligations, due 2014 to 2036, interest rates ranging from 2.1% to 8.3%	80	81
Other debt, due 2018 to 2022, interest rates ranging from 3.8% to 6.7%	1	1
Total long-term debt	$1,700	$1,728
Less: current portion(1)	(547)	(43)
Total long-term debt, less current portion	$1,153	$1,685

(1)	Our 2013 Notes due July 15, 2013, are classified in the current portion of long-term debt as of February 2, 2013.

2013 Notes

In June 2008, we sold $500 million principal amount of notes due July 15, 2013 (the "2013 Notes"). Prior to August 6, 2012, the 2013 Notes bore interest at a fixed rate of 6.75% per year. As a result of credit downgrades on August 6, 2012 and November 21, 2012, the 2013 Notes bore interest at a fixed rate of 7.25% from July 16, 2012 to January 15, 2013, and currently bear interest at a fixed rate of 7.25%. Interest on the 2013 Notes is payable semi-annually on January 15 and July 15 of each year, beginning January 15, 2009. The interest payable on the 2013 Notes is subject to adjustment if either Moody's Investors Service, Inc. or Standard & Poor's Ratings Services downgrades the rating assigned to the 2013 Notes to below investment grade. Net proceeds from the sale of the 2013 Notes were $496 million, after an initial issuance discount of $1 million and other transaction costs.

We may redeem some or all of the 2013 Notes at any time, at a price equal to 100% of the principal amount plus accrued and unpaid interest to the redemption date and an applicable make-whole amount as described in the indenture relating to the 2013 Notes. Furthermore, if a change of control triggering event occurs, we will be required to offer to purchase the remaining unredeemed Notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest to the purchase date.

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

We may redeem some or all of the Notes at any time at a redemption price equal to the greater of (i) 100% of the principal amount and (ii) the sum of the present values of each remaining scheduled payment of principal and interest discounted to the redemption date on a semiannual basis, plus accrued and unpaid interest on the principal amount to the redemption date as described in the indenture (including the supplemental indenture) relating to the Notes. Furthermore, if a change of control triggering event occurs, we will be required to offer to purchase the remaining unredeemed Notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest to the purchase date.

The Notes are unsecured and unsubordinated obligations and rank equally with all of our other unsecured and unsubordinated debt. The Notes contain covenants that, among other things, limit our ability to incur debt secured by liens or to enter into sale and lease-back transactions.

Other

The fair value of long-term debt approximated $1,652 million and $1,756 million at February 2, 2013, and March 3, 2012, respectively, based primarily on the ask prices quoted from external sources, compared to carrying values of $1,700 million and $1,728 million, respectively. If our long-term debt was recorded at fair value, it would be classified as Level 1.

At February 2, 2013, the future maturities of long-term debt, including capitalized leases, consisted of the following ($ in millions):

Fiscal Year
2014	$547
2015	45
2016	35
2017	370
2018	15
Thereafter	688
Total long-term debt	$1,700

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

Cash Flow Hedges

We previously entered into foreign exchange forward contracts to hedge against the effect of exchange rate fluctuations on certain revenue streams denominated in non-functional currencies. We reported the effective portion of the gain or loss on a cash flow hedge as a component of other comprehensive income and subsequently reclassified the gain or loss into net earnings in the period in which the hedged transaction affected net earnings or the forecasted transaction was no longer probable of occurring. We reported the ineffective portion, if any, of the gain or loss in net earnings. As the revenue streams previously hedged no longer occurred beginning in fiscal 2013 (11-month), we did not have any cash flow hedges outstanding.

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

Summary of Derivative Balances

The following table presents the gross fair values for derivative instruments and the corresponding classification at February 2, 2013 and March 3, 2012 ($ in millions):

	February 2, 2013		March 3, 2012
Contract Type	Assets	Liabilities	Assets	Liabilities
No hedge designation (foreign exchange forward contracts)	$1	$—	$1	$(2)

The following tables present the effects of derivative instruments on other comprehensive income ("OCI") and on our Consolidated Statements of Earnings for fiscal 2013 (11-month) and 2012 ($ in millions):

	11-Month		12-Month
	2013		2012
Contract Type	Pre-tax Gain Recognized in OCI(1)	Loss Reclassified from Accumulated OCI to Earnings (Effective Portion)(2)	Pre-tax Gain Recognized in OCI(1)	Gain Reclassified from Accumulated OCI to Earnings (Effective Portion)(2)
Cash flow hedges (foreign exchange forward contracts)	$—	$(1)	$7	$5

(1)	Reflects the amount recognized in OCI prior to the reclassification of 50% to noncontrolling interests for the cash flow and net investment hedges, respectively.

(2)	Gain reclassified from accumulated OCI is included within Selling, general and administrative expenses in our Consolidated Statements of Earnings.

The following table presents the effects of derivatives not designated as hedging instruments on our Consolidated Statements of Earnings for fiscal 2013 (11-month) and 2012 ($ in millions):

	Gain Recognized within SG&A
	11-Month	12-Month
Contract Type	2013	2012
No hedge designation (foreign exchange forward contracts)	$2	$5

The following table presents the notional amounts of our foreign currency exchange contracts at February 2, 2013 and March 3, 2012 ($ in millions):

	Notional Amount
Contract Type	February 2, 2013	March 3, 2012
Derivatives not designated as hedging instruments	$173	$238

10.   Shareholders' Equity

Stock Compensation Plans

Our 2004 Omnibus Stock and Incentive Plan, as amended (the "Omnibus Plan"), authorizes us to grant or issue non-qualified stock options, incentive stock options, share awards and other equity awards up to a total of 64.5 million shares. We have not granted incentive stock options under the Omnibus Plan. Under the terms of the Omnibus Plan, awards may be granted to our employees, officers, advisors, consultants and directors. Awards issued under the Omnibus Plan vest as determined by the Compensation and Human Resources Committee of our Board of Directors at the time of grant. At February 2, 2013, a total of 19.4 million shares were available for future grants under the Omnibus Plan.

Upon adoption and approval of the Omnibus Plan, all of our previous equity incentive compensation plans were terminated. However, existing awards under those plans continued to vest in accordance with the original vesting schedule and will expire at the end of their original term.

Our outstanding stock options have a 10-year term. Outstanding stock options issued to employees generally vest over a three or four-year period, and outstanding stock options issued to directors vest immediately upon grant. Share awards vest based either upon attainment of specified goals or upon continued employment. Outstanding share awards that are not time-based typically vest at the end of a three-year incentive period based either upon our total shareholder return ("TSR") compared to the TSR of companies that comprise Standard & Poor's 500 Index or growth in our common stock price ("market-based"), or upon the achievement of company or personal performance goals ("performance-based"). We have time-based share awards that vest in their entirety at the end of three- and four-year periods and time-based share awards where 25% of the award vests on the date of grant and 25% vests on each of the three anniversary dates thereafter.

Our 2003 Employee Stock Purchase Plan permitted and our 2008 Employee Stock Purchase Plan permitted our employees to purchase our common stock at a 15% discount from the market price of the stock at the beginning or at the end of a semi-annual purchase period, whichever is less. Employees are required to hold the common stock purchased for 12 months.

Stock-based compensation expense was as follows in fiscal 2013 (11-month), 2012 and 2011 ($ in millions):

	11-Month	12-Month
	2013	2012	2011

Stock options	$43	$76	$90
Share awards
Market-based	2	—	4
Performance-based	—	—	(1)
Time-based	62	33	16
Employee stock purchase plans	5	11	12
Total	$112	$120	$121

Stock Options

Stock option activity was as follows in fiscal 2013 (11-month):

	Stock Options	Weighted- Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at March 3, 2012	35,801,000	$38.08
Granted	2,864,000	17.30
Exercised	(82,000)	18.69
Forfeited/Canceled	(8,600,000)	35.36
Outstanding at February 2, 2013	29,983,000	$36.93	5.8	$2
Vested or expected to vest at February 2, 2013	29,247,000	$37.29	5.7	$2
Exercisable at February 2, 2013	22,629,000	$39.98	4.9	$—

The weighted-average grant-date fair value of stock options granted during fiscal 2013 (11-month), 2012 and 2011 was $5.11, $7.94 and $11.97, respectively, per share. The aggregate intrinsic value of our stock options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) exercised during fiscal 2013 (11-month), 2012 and 2011, was $0 million, $6 million and $52 million, respectively. At February 2, 2013, there was $47 million of unrecognized compensation expense related to stock options that is expected to be recognized over a weighted-average period of 1.4 years.

Net cash proceeds from the exercise of stock options were $1 million, $27 million and $134 million in fiscal 2013 (11-month), 2012 and 2011, respectively.

There were no income tax benefits realized from stock option exercises in fiscal 2013 (11-month). The actual income tax benefit realized from stock option exercises was $2 million and $19 million, in fiscal 2012 and 2011, respectively.

In fiscal 2013 (11-month), 2012 and 2011, we estimated the fair value of each stock option on the date of grant using a lattice or Black Scholes (for certain individuals) valuation model with the following assumptions:

	11-Month	12-Month
Valuation Assumptions(1)	2013	2012	2011

Risk-free interest rate(2)	0.1% – 2.0%	0.1% – 3.6%	0.2% – 3.9%
Expected dividend yield	2.2%	2.3%	1.5%
Expected stock price volatility(3)	44%	37%	36%
Expected life of stock options (in years)(4)	5.9	6.2	6.1

(1)	Forfeitures are estimated using historical experience and projected employee turnover.

(2)	Based on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of our stock options.

(3)
We use an outside valuation advisor to assist us in projecting expected stock price volatility. We consider both the historical volatility of our stock price as well as implied volatilities from exchange-traded options on our stock.

(4)	We estimate the expected life of stock options based upon historical experience.

Market-Based Share Awards

The fair value of market-based share awards is determined based on generally accepted valuation techniques and the closing market price of our stock on the date of grant. A summary of the status of our nonvested market-based share awards at February 2, 2013, and changes during fiscal 2013 (11-month), is as follows:

Market-Based Share Awards	Shares	Weighted-Average Fair Value per Share
Outstanding at March 3, 2012	—	$—
Granted	879,000	16.92
Vested	—	—
Forfeited/Canceled	(74,000)	18.63
Outstanding at February 2, 2013	805,000	$16.76

At February 2, 2013, there was $12 million of unrecognized compensation expense related to nonvested market-based share awards that we expect to recognize over a weighted-average period of 2.7 years.

Performance-Based Share Awards

The fair value of performance-based share awards is determined based on the closing market price of our stock on the date of grant. A summary of the status of our nonvested performance-based share awards at February 2, 2013, and changes during fiscal 2013 (11-month), is as follows:

Performance-Based Share Awards	Shares	Weighted-Average Fair Value per Share
Outstanding at March 3, 2012	912,000	$41.20
Granted	—	—
Vested	(2,000)	44.20
Canceled	(908,000)	41.19
Outstanding at February 2, 2013	2,000	$44.20

At February 2, 2013, there was no compensation expense related to nonvested performance-based share awards that we expect to recognize.

Time-Based Share Awards

The fair value of time-based share awards is determined based on the closing market price of our stock on the date of grant. This value is reduced by the present value of expected dividends during vesting when the employee is not entitled to dividends. A summary of the status of our nonvested time-based share awards at February 2, 2013, and changes during fiscal 2013 (11-month), is as follows:

Time-Based Share Awards	Shares	Weighted-Average Fair Value per Share
Outstanding at March 3, 2012	3,924,000	$29.62
Granted	6,759,000	17.67
Vested	(1,890,000)	24.97
Forfeited/Canceled	(1,042,000)	24.30
Outstanding at February 2, 2013	7,751,000	$21.05

At February 2, 2013, there was $108 million of unrecognized compensation expense related to nonvested time-based share awards that we expect to recognize over a weighted-average period of 2.3 years.

Employee Stock Purchase Plans

In fiscal 2013 (11-month), 2012 and 2011, we estimated the fair value of stock-based compensation expense associated with our employee stock purchase plans on the purchase date using the Black-Scholes option-pricing valuation model, with the following assumptions:

	11-Month	12-Month
Valuation Assumptions	2013	2012	2011

Risk-free interest rate(1)	0.1%	0.1%	0.2%
Expected dividend yield	2.9%	2.4%	1.4%
Expected stock price volatility(2)	41%	38%	29%
Expected life of employee stock purchase plan options (in months)(3)	6	6	6

(1)	Based on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of employee stock purchase plan shares.

(2)	We consider both the historical volatility of our stock price as well as implied volatilities from exchange-traded options on our stock.

(3)	Based on semi-annual purchase period.

In fiscal 2013 (11-month), 2012 and 2011, 1.0 million, 1.4 million and 1.3 million shares, respectively, were purchased through our employee stock purchase plans. The weighted-average fair values of shares purchased pursuant to the plans during fiscal 2013 (11-month), 2012 and 2011, were $5.44, $6.76 and $9.54, respectively. At February 2, 2013, and March 3, 2012, plan participants had accumulated $4 million and $11 million, respectively, to purchase our common stock pursuant to these plans.

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

At February 2, 2013, options to purchase 30.0 million shares of common stock were outstanding as follows (shares in millions):

	Exercisable			Unexercisable			Total
	Shares	%	Weighted- Average Price per Share	Shares	%	Weighted- Average Price per Share	Shares	%	Weighted- Average Price per Share
In-the-money	0.1	—%	$18.02	2.0	27%	$15.78	2.1	7%	$15.97
Out-of-the-money	22.5	100%	$40.15	5.4	73%	$31.55	27.9	93%	$38.46
Total	22.6	100%	$39.98	7.4	100%	$27.55	30.0	100%	$36.93

The computation of dilutive shares outstanding excludes the out-of-the-money stock options because such outstanding options' exercise prices were greater than the average market price of our common shares and, therefore, the effect would be anti-dilutive (i.e., including such options would result in higher earnings per share).

The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings per share in fiscal 2013 (11-month), 2012 and 2011:

	11-Month	12-Month
	2013(1)	2012(1)	2011
Numerator (in millions):
Net earnings (loss) from continuing operations	$(421)	$330	$1,554
Net earnings from continuing operations attributable to noncontrolling interests	(22)	(1,387)	(127)
Net earnings (loss) from continuing operations attributable to Best Buy Co., Inc., shareholders, basic	(443)	(1,057)	1,427
Adjustment for assumed dilution:
Interest on convertible debentures due in 2022, net of tax	—	—	6
Net earnings (loss) from continuing operations attributable to Best Buy Co., Inc., shareholders, diluted	$(443)	$(1,057)	$1,433
Denominator (in millions):
Weighted-average common shares outstanding	338.6	366.3	406.1
Effect of potentially dilutive securities:
Shares from assumed conversion of convertible debentures	—	—	8.8
Stock options and other	—	—	1.6
Weighted-average common shares outstanding, assuming dilution	338.6	366.3	416.5
Net earnings (loss) per share from continuing operations attributable to Best Buy Co., Inc. shareholders
Basic	$(1.31)	$(2.89)	$3.51
Diluted	$(1.31)	$(2.89)	$3.44

(1)
The calculation of diluted loss per share for fiscal 2013 (11-month) and 2012 does not include potentially dilutive securities because their inclusion would be anti-dilutive (i.e., reduce the net loss per share).

Repurchase of Common Stock

In June 2011, our Board of Directors authorized a $5.0 billion share repurchase program. The June 2011 program replaced our prior $5.5 billion share repurchase program authorized in June 2007. There is no expiration date governing the period over which we can repurchase shares under the June 2011 share repurchase program.

The following table presents the amount and cost of shares we repurchased and retired in fiscal 2013 (11-month), 2012 and 2011 under the June 2011 program and the June 2007 program ($ and shares in millions):

	11-Month	12-Month
	2013	2012	2011
June 2011 Program
Total number of shares repurchased	6.3	34.5	—
Total cost of shares repurchased	$122	$889	$—

June 2007 Program
Total number of shares repurchased	—	20.1	32.6
Total cost of shares repurchased	$—	$611	$1,193

At February 2, 2013, $4.0 billion remained available for additional purchases under the June 2011 share repurchase program. Repurchased shares have been retired and constitute authorized but unissued shares.

Comprehensive Income (Loss)

Comprehensive income (loss) is computed as net earnings (loss) plus certain other items that are recorded directly to shareholders' equity. In addition to net earnings (loss), the significant components of comprehensive income (loss) include foreign currency translation adjustments and unrealized gains and losses, net of tax, on available-for-sale marketable equity securities and on derivative instruments. Foreign currency translation adjustments do not include a provision for income tax expense when earnings from foreign operations are considered to be indefinitely reinvested outside the U.S.

The components of accumulated other comprehensive income, net of tax, were as follows ($ in millions):

	February 2, 2013	March 3, 2012
Foreign currency translation	$113	$93
Unrealized losses on available-for-sale investments	(1)	(3)
Total	$112	$90

11.   Leases

The composition of net rent expense for all operating leases, including leases of property and equipment, was as follows in fiscal 2013 (11-month), 2012 and 2011 ($ in millions):

	11-Month	12-Month
	2013	2012	2011
Minimum rentals	$1,080	$1,192	$1,141
Contingent rentals	1	2	2
Total rent expense	1,081	1,194	1,143
Less: sublease income	(16)	(19)	(19)
Net rent expense	$1,065	$1,175	$1,124

The future minimum lease payments under our capital, financing and operating leases by fiscal year (not including contingent rentals) at February 2, 2013, were as follows ($ in millions):

Fiscal Year	Capital Leases	Financing Leases	Operating Leases(1)
2014	$27	$30	$1,238
2015	25	28	1,156
2016	17	25	1,034
2017	5	19	888
2018	3	15	703
Thereafter	20	28	1,994
Subtotal	97	145	$7,013
Less: imputed interest	(17)	(23)
Present value	$80	$122

(1)
Operating lease obligations do not include payments to landlords covering real estate taxes and common area maintenance. These charges, if included, would increase total operating lease obligations by $1.6 billion at February 2, 2013.

Total minimum lease payments have not been reduced by minimum sublease rent income of approximately $125 million due under future noncancelable subleases.

12.    Benefit Plans

We sponsor retirement savings plans for employees meeting certain eligibility requirements. Participants may choose from various investment options including a fund comprised of our company stock. Participants can contribute up to 50% of their eligible compensation annually as defined by the plan document, subject to Internal Revenue Service ("IRS") limitations. We match 100% of the first 3% of participating employees' contributions and 50% of the next 2%. Employer contributions vest immediately. The total employer contributions were $62 million, $69 million and $69 million in fiscal 2013 (11-month), 2012 and 2011, respectively.

We have a non-qualified, unfunded deferred compensation plan for highly compensated employees and members of our Board of Directors. Amounts contributed and deferred under our deferred compensation plan are credited or charged with the performance of investment options offered under the plan and elected by the participants. In the event of bankruptcy, the assets of the plan are available to satisfy the claims of general creditors. The liability for compensation deferred under the plan was $58 million and $62 million at February 2, 2013, and March 3, 2012, respectively, and is included in Long-term liabilities. We manage the risk of changes in the fair value of the liability for deferred compensation by electing to match our liability under the plan with investment vehicles that offset a substantial portion of our exposure. The cash value of the investment vehicles, which includes funding for future deferrals, was $88 million and $83 million at February 2, 2013, and March 3, 2012, respectively, and is included in Other assets. Both the asset and the liability are carried at fair value.

13.   Income Taxes

The following is a reconciliation of the federal statutory income tax rate to income tax expense in fiscal 2013 (11-month), 2012 and 2011 ($ in millions):

	11-Month	12-Month
	2013	2012	2011
Federal income tax at the statutory rate	$(65)	$365	$816
State income taxes, net of federal benefit	(3)	45	46
(Benefit) expense from foreign operations	7	(96)	(86)
Other	5	—	3
Goodwill impairments (non-deductible)	287	395	—
Income tax expense	$231	$709	$779
Effective income tax rate	(124.2)%	68.0%	33.4%

Earnings (loss) from continuing operations before income tax expense and equity in income (loss) of affiliates by jurisdiction was as follows in fiscal 2013 (11-month), 2012 and 2011 ($ in millions):

	11-Month	12-Month
	2013	2012	2011
United States	$281	$1,537	$1,739
Outside the United States	(467)	(494)	592
Earnings (loss) from continuing operations before income tax expense and equity in income (loss) of affiliates	$(186)	$1,043	$2,331

Income tax expense was comprised of the following in fiscal 2013 (11-month), 2012 and 2011 ($ in millions):

	11-Month	12-Month
	2013	2012	2011
Current:
Federal	$174	$447	$735
State	(3)	61	73
Foreign	79	173	105
	250	681	913
Deferred:
Federal	27	94	(113)
State	(2)	1	(2)
Foreign	(44)	(67)	(19)
	(19)	28	(134)
Income tax expense	$231	$709	$779

Deferred taxes are the result of differences between the bases of assets and liabilities for financial reporting and income tax purposes. Deferred tax assets and liabilities were comprised of the following ($ in millions):

	February 2, 2013	March 3, 2012
Accrued property expenses	$194	$146
Other accrued expenses	119	108
Deferred revenue	153	128
Compensation and benefits	95	103
Stock-based compensation	137	157
Loss and credit carryforwards	266	310
Other	125	121
Total deferred tax assets	1,089	1,073
Valuation allowance	(228)	(204)
Total deferred tax assets after valuation allowance	861	869
Property and equipment	(343)	(376)
Goodwill and intangibles	(127)	(118)
Inventory	(90)	(85)
Other	(22)	(27)
Total deferred tax liabilities	(582)	(606)
Net deferred tax assets	$279	$263

Deferred tax assets and liabilities included in our Consolidated Balance Sheets were as follows ($ in millions):

	February 2, 2013	March 3, 2012
Other current assets	$228	$226
Other assets	66	53
Other current liabilities	(5)	—
Other long-term liabilities	(10)	(16)
Net deferred tax assets	$279	$263

At February 2, 2013, we had total net operating loss carryforwards from international operations of $160 million, of which $117 million will expire in various years through 2028 and the remaining amounts have no expiration. Additionally, we had acquired U.S. federal net operating loss carryforwards of $25 million which expire between 2023 and 2030, and U.S. federal foreign tax credits of $81 million which expire between 2015 and 2023.
At February 2, 2013, a valuation allowance of $228 million had been established, of which $75 million is against U.S. federal foreign tax credit carryforwards, $4 million is against capital loss carryforwards, and $149 million is against certain international net operating loss carryforwards and other international deferred tax assets. The $24 million increase from March 3, 2012, is primarily due to a valuation allowance on the U.S. federal foreign tax credit carryforward, partially offset by the decrease in valuation allowances against international net operating loss carryforwards.

We have not provided deferred taxes on unremitted earnings attributable to foreign operations that have been considered to be reinvested indefinitely. These earnings relate to ongoing operations and were $2.5 billion at February 2, 2013. It is not practicable to determine the income tax liability that would be payable if such earnings were not indefinitely reinvested.

The following table provides a reconciliation of changes in unrecognized tax benefits for fiscal 2013 (11-month), 2012 and 2011 ($ in millions):

	11-Month	12-Month
	2013	2012	2011
Balance at beginning of period	$387	$359	$393
Gross increases related to prior period tax positions	10	69	36
Gross decreases related to prior period tax positions	(22)	(35)	(90)
Gross increases related to current period tax positions	37	43	40
Settlements with taxing authorities	(10)	(20)	—
Lapse of statute of limitations	(19)	(29)	(20)
Balance at end of period	$383	$387	$359

Unrecognized tax benefits of $231 million and $239 million at February 2, 2013, and March 3, 2012, respectively, would favorably impact our effective income tax rate if recognized.

We recognize interest and penalties (not included in the "unrecognized tax benefits" above), as well as interest received from favorable tax settlements, as components of income tax expense. Interest expense of $8 million was recognized in fiscal 2013 (11-month). At February 2, 2013, and March 3, 2012, we had accrued interest of $85 million and $79 million, respectively. No penalties were recognized in fiscal 2013 (11-month) or accrued for at February 2, 2013, and March 3, 2012, respectively.

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

14.   Segment and Geographic Information

Segment Information

Our chief operating decision maker ("CODM") is our Chief Executive Officer. Our business is organized into two segments: Domestic (which is comprised of all operations within the U.S. and its territories) and International (which is comprised of all operations outside the U.S. and its territories). Our CODM has ultimate responsibility for enterprise decisions. Our CODM determines, in particular, resource allocation for, and monitors performance of, the consolidated enterprise, the Domestic segment and the International segment. Segment managers for the Domestic segment and the International segment have responsibility for operating decisions, allocating resources and assessing performance within their respective segments. Our CODM relies on internal management reporting that analyzes enterprise and segment results to the operating income level.

We do not aggregate our operating segments, so our operating segments also represent our reportable segments. The accounting policies of the segments are the same as those described in Note 1, Summary of Significant Accounting Policies.

The following tables present our business segment information in fiscal 2013 (11-month), 2012 and 2011 ($ in millions):

	11-Month	12-Month
	2013	2012	2011
Revenue
Domestic	$33,343	$37,615	$37,070
International	11,742	13,090	12,677
Total revenue	$45,085	$50,705	$49,747
Percentage of revenue, by revenue category
Domestic:
Consumer Electronics	33%	36%	37%
Computing and Mobile Phones	44%	40%	37%
Entertainment	10%	12%	14%
Appliances	6%	5%	5%
Services	6%	6%	6%
Other	1%	1%	1%
Total	100%	100%	100%
International:
Consumer Electronics	18%	20%	20%
Computing and Mobile Phones	61%	56%	55%
Entertainment	4%	5%	6%
Appliances	10%	10%	9%
Services	7%	9%	10%
Other	< 1%	< 1%	< 1%
Total	100%	100%	100%

	11-Month	12-Month
	2013	2012	2011
Operating income (loss)
Domestic	$734	$1,855	$2,054
International(1)	(859)	(770)	320
Total operating income (loss)	(125)	1,085	2,374
Other income (expense)
Gain on sale of investments	18	55	—
Investment income and other	33	37	43
Interest expense	(112)	(134)	(86)
Earnings (loss) from continuing operations before income tax expense and equity in income (loss) of affiliates	$(186)	$1,043	$2,331
Assets
Domestic	$10,874	$9,592	$9,610
International	5,913	6,413	8,239
Total assets	$16,787	$16,005	$17,849
Capital expenditures
Domestic	$488	$488	$481
International	217	278	263
Total capital expenditures	$705	$766	$744
Depreciation
Domestic	$561	$612	$615
International	233	267	261
Total depreciation	$794	$879	$876

(1)	Included within our International segment's operating loss for fiscal 2013 (11-month) and fiscal 2012 is a $819 million and a $1.2 billion goodwill impairment charge, respectively.

Geographic Information

The following tables present our geographic information in fiscal 2013 (11-month), 2012 and 2011 ($ in millions):

	11-Month	12-Month
	2013	2012	2011

Net sales to customers
United States	$33,343	$37,615	$37,070
Europe	5,136	5,228	5,316
Canada	4,818	5,635	5,468
China	1,575	2,069	1,779
Other	213	158	114
Total revenue	$45,085	$50,705	$49,747
Long-lived assets
United States	$2,404	$2,507	$2,741
Europe	352	352	438
Canada	341	432	474
China	142	161	147
Other	31	19	23
Total long-lived assets	$3,270	$3,471	$3,823

15.   Contingencies and Commitments

Contingencies

We are involved in a number of legal proceedings. Where appropriate, we have made accruals with respect to these matters, which are reflected in our consolidated financial statements. However, there are cases where liability is not probable or the amount cannot be reasonably estimated and therefore accruals have not been made. We provide disclosure of matters where we believe liability is reasonably possible and which may be material to our consolidated financial statements.

Securities Actions

In February 2011, a purported class action lawsuit captioned, IBEW Local 98 Pension Fund, individually and on behalf of all others similarly situated v. Best Buy Co., Inc., et al., was filed against us and certain of our executive officers in the U.S. District Court for the District of Minnesota. This federal court action alleges, among other things, that we and the officers named in the complaint violated Sections 10(b) and 20A of the Exchange Act and Rule 10b-5 under the Exchange Act in connection with press releases and other statements relating to our fiscal 2011 earnings guidance that had been made available to the public. Additionally, in March 2011, a similar purported class action was filed by a single shareholder, Rene LeBlanc, against us and certain of our executive officers in the same court. In July 2011, after consolidation of the IBEW Local 98 Pension Fund and Rene LeBlanc actions, a consolidated complaint captioned, IBEW Local 98 Pension Fund v. Best Buy Co., Inc., et al., was filed and served. We filed a motion to dismiss the consolidated complaint in September 2011, and in March 2012, subsequent to the end of fiscal 2012, the court issued a decision dismissing the action with prejudice. In April 2012, the plaintiffs filed a motion to alter or amend the court's decision on our motion to dismiss. In October 2012, the court granted plaintiff's motion to alter or amend the court's decision on our motion to dismiss in part by vacating such decision and giving plaintiff leave to file an amended complaint, which plaintiff did in October 2012. We filed a motion to dismiss the amended complaint in November 2012 and all responsive pleadings were filed in December 2012. A hearing is scheduled for April 26, 2013. The court's decision will be rendered thereafter.

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

Trade Secrets Action

In February 2011, a lawsuit captioned Techforward, Inc. v. Best Buy Co., Inc., et. al. was filed against us in the U.S. District Court, Central District of California. The case alleges that we implemented our “Buy Back Plan” in February 2011 using trade secrets misappropriated from plaintiff's buyback plan that were disclosed to us during business relationship discussions and also breached both an agreement for a limited marketing test of plaintiff's buyback plan and a non-disclosure agreement related to the business discussions. In November 2012, a jury found we were unjustly enriched through misappropriation of trade secrets and awarded plaintiff $22 million. The jury also found that although we breached the subject contracts, plaintiff suffered no resulting damage. In December 2012, the court further awarded the plaintiff $5 million in exemplary damages and granted plaintiff's motion for $6 million in attorney fees and costs. We believe that the jury verdict and court awards are inconsistent with the law and the evidence offered at trial or otherwise in error. Accordingly, we appealed the resulting judgment and awards in February 2013 and intend to vigorously contest these decisions.

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

Commitments

We engage Accenture LLP ("Accenture") to assist us with improving our operational capabilities and reducing our costs in the information systems and human resources areas. We expect our future contractual obligations to Accenture to range from $19 million to $114 million per year through 2018, the end of the periods under contract.

We had outstanding letters of credit and bankers' acceptances for purchase obligations with an aggregate fair value of $456 million at February 2, 2013.

At February 2, 2013, we had commitments for the purchase and construction of facilities valued at approximately $31 million. Also, at February 2, 2013, we had entered into lease commitments for land and buildings for 11 future locations. These lease commitments with real estate developers provide for minimum rentals ranging from 5 to 10 years, which if consummated based on current cost estimates, will approximate $2 million annually over the initial lease terms. These minimum rentals are reported in the future minimum lease payments included in Note 11, Leases.

16.   Related Party Transactions

Best Buy Europe had the following related party transactions and balances with CPW and Carphone Warehouse in fiscal 2013 (11-month), 2012 and 2011 ($ in millions):

	11-Month	12-Month
	2013	2012	2011
Payment made to Carphone Warehouse for its share of the profit share agreement buy-out (see Note 3, Profit Share Buy-Out)	$—	$1,303	$—
Revenue earned (primarily commission revenue and fees for information technology services provided to CPW and Carphone Warehouse)	—	—	6
SG&A incurred (primarily payroll-related costs and rent paid to CPW and Carphone Warehouse)	1	20	8
Interest expense incurred on credit facility with CPW and Carphone Warehouse as lender	—	1	1
Accounts payable to CPW and Carphone Warehouse at the end of the fiscal year	1	—	—
Accounts receivable from CPW and Carphone Warehouse at the end of the fiscal year	—	1	2
Balance outstanding on credit facility from CPW and Carphone Warehouse at the end of the fiscal year	—	—	98

As part of the strategic changes in respect of Best Buy Europe, we entered into an Option Agreement with Carphone Warehouse. The agreement grants each party a call option to acquire the other party's interest in Best Buy Europe, and both options will become exercisable in March 2015. We have the first opportunity to exercise our call option to purchase Carphone Warehouse's interest at fair value. If we choose not to exercise our call option, Carphone Warehouse will have the right to purchase our interest at a 10% discount to fair value. If neither party exercises their call option, further options will be exercisable every three years thereafter until one party decides to exercise their option, although Carphone Warehouse will no longer be entitled to the 10% discount. The fair value of the call options is nominal as of February 2, 2013.

17.   Supplementary Financial Information (Unaudited)

The following tables show selected operating results for each 3-month quarter and full year of fiscal 2013 (11-month) and 2012 (unaudited) ($ in millions):

	Quarter				11-Month
	1st	2nd	3rd	4th	2013(1)
Revenue	$11,610	$10,547	$10,753	$16,711	$45,085
Comparable store sales % change(2)	(5.3)%	(3.2)%	(4.3)%	(0.8)%	(2.9)%
Gross profit	$2,907	$2,564	$2,586	$3,781	$10,649
Operating income (loss)(3)	262	33	12	(145)	(125)
Net earnings (loss) from continuing operations	161	(7)	(5)	(377)	(421)
Gain (loss) from discontinued operations, net of tax	(9)	—	6	(2)	1
Net earnings (loss) including noncontrolling interests	152	(7)	1	(379)	(420)
Net earnings (loss) attributable to Best Buy Co., Inc. shareholders	$158	$12	$(10)	$(409)	$(441)
Diluted earnings (loss) per share(4)
Continuing operations	$0.47	$0.04	$(0.04)	$(1.21)	$(1.31)
Discontinued operations	(0.01)	—	0.01	—	0.01
Diluted earnings (loss) per share	$0.46	$0.04	$(0.03)	$(1.21)	$(1.30)

	Quarter				12-Month
	1st	2nd	3rd	4th	2012
Revenue	$10,812	$11,259	$12,004	$16,630	$50,705
Comparable store sales % change(2)	(1.8)%	(2.9)%	0.3%	(2.4)%	(1.7)%
Gross profit	$2,746	$2,848	$2,922	$4,057	$12,573
Operating income(5)	330	335	351	69	1,085
Net earnings (loss) from continuing operations	199	197	258	(324)	330
Loss from discontinued operations, net of tax	(36)	(37)	(127)	(108)	(308)
Net earnings (loss) including noncontrolling interests	163	160	131	(432)	22
Net earnings (loss) attributable to Best Buy Co., Inc. shareholders(6)	$136	$177	$154	$(1,698)	$(1,231)
Diluted earnings (loss) per share(4)
Continuing operations	$0.41	$0.52	$0.62	$(4.73)	$(2.89)
Discontinued operations	(0.06)	(0.05)	(0.20)	(0.16)	(0.47)
Diluted earnings (loss) per share	$0.35	$0.47	$0.42	$(4.89)	$(3.36)
Note: Certain fiscal year totals may not add due to rounding.

(1)
On November 2, 2011, our Board of Directors approved a change to our fiscal year-end from the Saturday nearest the end of February to the Saturday nearest the end of January. In the first quarter of fiscal 2013 (11-month), we began reporting our quarterly results on the basis of our new fiscal year-end. As such, the results for the month of February 2012, which are included in the audited results for fiscal 2012, were also included in the reported first quarter of fiscal 2013 (11-month). However, the results for the month of February 2012 are not included in the results for the full year of fiscal 2013 (11-month). Thus, the four quarters of fiscal year 2013 (11-month) are not additive.

(2)
Comprised of revenue from stores operating for at least 14 full months as well as revenue related to call centers, websites and our other comparable sales channels. Revenue we earn from sales of merchandise to wholesalers or dealers is not included within our comparable store sales calculation. Relocated, remodeled and expanded stores are excluded from our comparable store sales calculation until at least 14 full months after reopening. Acquired stores are included in our comparable store sales calculation beginning with the first full quarter following the first anniversary of the date of the acquisition. The portion of our calculation of the comparable store sales percentage change attributable to our International segment excludes the effect of fluctuations in foreign currency exchange rates. The method of calculating comparable store sales varies across the retail industry. As a result, our method of calculating comparable store sales may not be the same as other retailers' methods. The calculation of comparable store sales excludes the impact of the extra week of revenue in the fourth quarter of fiscal 2012, as well as revenue from discontinued operations for all periods presented.

(3)
Includes $127 million, $91 million, $36 million and $203 million of restructuring charges recorded in the fiscal first, second, third and fourth quarters, respectively, and $451 million for the 11 months ended February 2, 2013, related to measures we took to restructure our businesses. Also included in the fourth quarter and 11 months ended February 2, 2013, is a $822 million goodwill impairment charge related to our Canada, Five Star, and U.S. reporting units.

(4)
The sum of our quarterly diluted earnings per share does not equal our annual diluted earnings per share due to the impact of the timing of the repurchases of common stock and stock option exercises on quarterly and annual weighted-average shares outstanding.

(5)
Includes $1 million, $22 million and $35 million of restructuring charges recorded in the fiscal second, third and fourth quarters, respectively, related to measures we took to restructure our businesses, as well as a $1.2 billion goodwill impairment charge recorded in the fourth quarter related to our Best Buy Europe reporting unit.

(6)	Includes a $1.3 billion payment related to the Mobile buy-out recorded in the fourth quarter of fiscal 2012.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), as of February 2, 2013. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of February 2, 2013, our disclosure controls and procedures were effective.

Management's Report on Internal Control Over Financial Reporting

Management's report on our internal control over financial reporting is included in Item 8, Financial Statements and Supplementary Data, of this Transition Report on Form 10-K.

Attestation Report of the Independent Registered Public Accounting Firm

The attestation report of Deloitte & Touche LLP, our independent registered public accounting firm, on the effectiveness of our internal control over financial reporting is included in Item 8, Financial Statements and Supplementary Data, of this Transition Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the fiscal fourth quarter ended February 2, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

There was no information required to be disclosed in a Current Report on Form 8-K during the fourth quarter of the fiscal year covered by this Transition Report on Form 10-K that was not reported.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

The information provided under the caption "Nominees and Directors" in the Proxy Statement is incorporated herein by reference.

Executive Officers

Information regarding our executive officers is furnished in a separate item captioned "Executive Officers of the Registrant" included in Part I of this Transition Report on Form 10-K.

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

Code of Ethics

We adopted a Code of Business Ethics that applies to our directors and all of our employees, including our principal executive officer, our principal financial officer and our principal accounting officer. Our Code of Business Ethics is available on our website, www.investors.bestbuy.com — select the "Corporate Governance" link.

A copy of our Code of Business Ethics may also be obtained, without charge, upon written request to:

Best Buy Co., Inc.
Investor Relations Department
7601 Penn Avenue South
Richfield, MN 55423-3645

We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, a provision of our Code of Business Ethics that applies to our principal executive officer, principal financial officer or principal accounting officer by posting such information within two business days of any such amendment or waiver on our website, www.investors.bestbuy.com — select the "Corporate Governance" link.

Item 11. Executive Compensation.

The information set forth under the caption "Executive and Director Compensation" in the Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding securities authorized for issuance under equity compensation plans is furnished as a separate item captioned "Securities Authorized for Issuance Under Equity Compensation Plans" included in Part II of this Transition Report on Form 10-K.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

1.	Financial Statements:

All financial statements as set forth under Item 8 of this report.

2.	Supplementary Financial Statement Schedules:

Schedule II — Valuation and Qualifying Accounts

Other schedules have not been included because they are not applicable or because the information is included elsewhere in this report.

3.	Exhibits:

Exhibit		Incorporated by Reference				Filed
No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Herewith
2.1	Sale and Purchase Agreement, dated May 7, 2008, as amended, among The Carphone Warehouse Group PLC, CPW Retail Holdings Limited; Best Buy Co., Inc. and Best Buy Distributions Limited	8-K/A	001-09595	1.1	5/13/2008
2.2	Agreement and Plan of Merger, dated November 2, 2011, by and among Best Buy Co., Inc., Mars Acquisition Corporation, mindSHIFT Technologies, Inc., and Shareholder Representative Services LLC	8-K	001-09595	2.1	11/7/2011
2.3	Implementation Agreement, dated December 12, 2011, by and among Best Buy Co., Inc., and Carphone Warehouse Group plc	8-K/A	001-09595	2.1	12/14/2011
2.4	Carphone Warehouse Group plc Circular to Shareholders and Notice of General Meeting circulated December 23, 2011	8-K	001-09595	99	12/27/2011
3.1	Restated Articles of Incorporation	DEF 14A	001-09595	n/a	5/12/2009
3.2	Amended and Restated By-Laws	8-K	001-09595	3.1	12/14/2012
4.1	Offer Letter Agreement between Royal Bank of Canada and Best Buy Canada Ltd. Magasins Best Buy Ltee dated March 9, 2004	10-K	001-09595	4.3	4/29/2004
4.2	Indenture, dated as of June 24, 2008, between Best Buy Co., Inc. and Wells Fargo Bank, N.A., as Trustee	8-K	001-09595	4.1	6/24/2008
4.3	Supplemental Indenture, dated as of June 24, 2008, between Best Buy Co., Inc. and Wells Fargo Bank, N.A., as Trustee	8-K	001-09595	4.2	6/24/2008
4.4	Registration Rights Agreement, dated as of June 24, 2008, by and among Best Buy Co., Inc., J.P. Morgan Securities Inc. and Goldman, Sachs & Co. for themselves and on behalf of the other initial purchasers of the Notes	8-K	001-09595	4.3	6/24/2008
4.5	Shareholders Agreement, dated June 30, 2008, as amended, between The Carphone Warehouse Group Plc; CPW Retail Holdings Limited; Best Buy Co., Inc.; and Best Buy Distributions Limited	8-K	001-09595	4.1	7/3/2008

Exhibit		Incorporated by Reference				Filed
No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Herewith
4.6	Form of Indenture, to be dated as of March 11, 2011, between Best Buy Co., Inc. and Wells Fargo Bank, N.A., as Trustee	8-K	001-09595	4.1	3/11/2011
4.7	Form of First Supplemental Indenture, to be dated as of March 11, 2011, between Best Buy Co., Inc. and Wells Fargo Bank, N.A., as Trustee	8-K	001-09595	4.2	3/11/2011
4.8	Facility Agreement, dated July 27, 2011, between Best Buy Europe Distributions Limited and ING Bank N.V., London Branch, as agent, and a syndication of banks, as filed	8-K	001-09595	4.1	8/2/2011
4.9	364-Day Credit Agreement dated as of August 31, 2012, among Best Buy Co., Inc., the Subsidiary Guarantors and Lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, as filed	8-K	001-09595	4.1	9/5/2012
4.10	Five-Year Credit Agreement dated as of October 7, 2011, among Best Buy Co., Inc., the Subsidiary Guarantors, the Lenders, and JPMorgan Chase Bank, N.A., as administrative agent, as filed	8-K	001-09595	4.2	10/12/2011
*10.1	1994 Full-Time Employee Non-Qualified Stock Option Plan, as amended	10-K	001-09595	10.1	5/2/2007
*10.2	1997 Employee Non-Qualified Stock Option Plan, as amended	10-Q	001-09595	10.1	10/6/2005
*10.3	1997 Directors' Non-Qualified Stock Option Plan, as amended	10-K	001-09595	10.3	5/2/2007
*10.4	2000 Restricted Stock Award Plan, as amended	10-Q	001-09595	10.2	10/6/2005
*10.5	Best Buy Co., Inc. 2004 Omnibus Stock and Incentive Plan, as amended	S-8	001-09595	99	7/15/2011
*10.6	Best Buy Co., Inc. Short Term Incentive Plan, as approved by the Board of Directors	DEF 14A	001-09595	n/a	5/26/2011
*10.7	2010 Long-Term Incentive Program Award Agreement, as approved by the Board of Directors	10-K	001-09595	10.7	4/28/2010
*10.8	Best Buy Fifth Amended and Restated Deferred Compensation Plan, as amended	10-K	001-09595	10.8	4/25/2011
*10.9	Best Buy Co., Inc. Performance Share Award Agreement dated August 5, 2008	8-K	001-09595	10.1	8/8/2008
*10.10	Form of Long-Term Incentive Program Buy-Out Award Agreement dated September 4, 2012, between Hubert Joly and Best Buy Co., Inc.	10-Q	001-09595	10.3	9/6/2012
*10.11	Form of Best Buy Co., Inc. Continuity Award Agreement dated June 21, 2012	10-Q	001-09595	10.1	9/6/2012
*10.12	Employment Agreement, dated November 9, 2012, between Sharon McCollam and Best Buy Co., Inc.	8-K	001-09595	10.1	11/15/2012
*10.13	Employment Agreement, dated August 19, 2012, between Hubert Joly and Best Buy Co., Inc.	8-K	001-09595	10.1	8/21/2012
*10.14	Confidential Employment Separation and General Release Agreement, dated October 23, 2012, between Michael A. Vitelli and Best Buy Co., Inc.	10-Q	001-09595	10.4	12/5/2012
*10.15	Confidential Employment Transition, Separation and General Release Agreement, dated October 9, 2012, between James L. Muehlbauer and Best Buy Co., Inc.	10-Q	001-09595	10.5	12/5/2012
*10.16	Agreement and Release of Claims, dated May 12, 2012, by and between Brian J. Dunn and Best Buy Co., Inc.	8-K	001-09595	10.1	5/14/2012

Exhibit		Incorporated by Reference				Filed
No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Herewith
*10.17	Compensation Terms of George L. Mikan III	8-K/A	001-09595	n/a	5/21/2012
12.1	Statements re: Computation of Ratios		001-09595			X
18.1	Preferability Letter		001-09595			X
21.1	Subsidiaries of the Registrant		001-09595			X
23.1	Consent of Deloitte & Touche LLP		001-09595			X
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		001-09595			X
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		001-09595			X
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		001-09595			X
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		001-09595			X
99	Supplementary revenue, segment and geographic information for fiscal years 2013 and 2012, recast to reflect 12-month results based on the registrant's new fiscal year-end (unaudited)		001-09595			X
101
The following financial information from our Transition Report on Form 10-K for fiscal 2013, filed with the SEC on March 27, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the consolidated balance sheets at February 2, 2013 and March 3, 2012, (ii) the consolidated statements of earnings for the years ended February 2, 2013, January 28, 2012 (recast), March 3, 2012 and February 26, 2011, (iii) the consolidated statements of comprehensive income for the years ended February 2, 2013, March 3, 2012 and February 26, 2011, (iv) the consolidated statements of cash flows for the years ended February 2, 2013, January 28, 2012 (recast), March 3, 2012 and February 26, 2011, (v) the consolidated statements of changes in shareholders' equity for the years ended February 2, 2013, March 3, 2012 and February 26, 2011 and (vi) the Notes to Consolidated Financial Statements.

*    Management contracts or compensatory plans or arrangements required to be filed as exhibits pursuant to Item 15(b) of Form 10-K.

Pursuant to Item 601(b)(4)(iii) of Regulation S-K under the Securities Act of 1933, as amended, the registrant has not filed as exhibits to this Transition Report on Form 10-K certain instruments with respect to long-term debt under which the amount of securities authorized does not exceed 10% of the total assets of the registrant. The registrant hereby agrees to furnish copies of all such instruments to the SEC upon request.

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

Best Buy Co., Inc. (Registrant)
By:	/s/ Hubert Joly
Hubert Joly President and Chief Executive Officer
March 27, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Hubert Joly	President, Chief Executive Officer and Director	March 27, 2013
Hubert Joly	(principal executive officer)

/s/ Sharon L. McCollam	Executive Vice President – Chief Administrative Officer and Chief Financial Officer	March 27, 2013
Sharon L. McCollam	(principal financial officer)

/s/ Susan S. Grafton	Senior Vice President, Controller and Chief Accounting Officer	March 27, 2013
Susan S. Grafton	(principal accounting officer)

/s/ Lisa M. Caputo	Director	March 27, 2013
Lisa M. Caputo

/s/ Kathy J. Higgins Victor	Director	March 27, 2013
Kathy J. Higgins Victor

/s/ Ronald James	Director	March 27, 2013
Ronald James

/s/ Sanjay Khosla	Director	March 27, 2013
Sanjay Khosla

/s/ Matthew H. Paull	Director	March 27, 2013
Matthew H. Paull

/s/ Hatim A. Tyabji	Chairman of the Board and Director	March 27, 2013
Hatim A. Tyabji

/s/ Gérard R. Vittecoq	Director	March 27, 2013
Gérard R. Vittecoq

Schedule II

Valuation and Qualifying Accounts
($ in millions)

	Balance at Beginning of Period	Charged to Expenses or Other Accounts	Other(1)	Balance at End of Period
Year ended February 2, 2013
Allowance for doubtful accounts	$72	$34	$(14)	$92
Year ended March 3, 2012
Allowance for doubtful accounts	$107	$8	$(43)	$72
Year ended February 26, 2011
Allowance for doubtful accounts	$101	$46	$(40)	$107

(1)	Includes bad debt write-offs and recoveries, acquisitions and the effect of foreign currency fluctuations.