Form 10-Q
period 2013-05-04
BEST BUY CO INC
filed 2013-06-07
CIK 764478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 4, 2013

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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, $.10 Par Value — 339,846,591 shares outstanding as of May 31, 2013.

BEST BUY CO., INC.
FORM 10-Q FOR THE QUARTER ENDED MAY 4, 2013

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BEST BUY CO., INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
($ in millions)
(Unaudited)

	May 4, 2013	February 2, 2013	May 5, 2012
CURRENT ASSETS
Cash and cash equivalents	$908	$1,826	$1,386
Receivables	937	2,704	1,846
Merchandise inventories	5,461	6,571	6,065
Other current assets	821	946	1,019
Current assets held for sale	1,879	—	—
Total current assets	10,006	12,047	10,316

PROPERTY AND EQUIPMENT, NET	2,830	3,270	3,407

GOODWILL	528	528	1,335

TRADENAMES, NET	105	131	130

CUSTOMER RELATIONSHIPS, NET	75	203	224

EQUITY AND OTHER INVESTMENTS	61	86	128

OTHER ASSETS	255	522	471

LONG-TERM ASSETS HELD FOR SALE	471	—	—

TOTAL ASSETS	$14,331	$16,787	$16,011

NOTE:  The Consolidated Balance Sheet as of February 2, 2013, has been condensed from the audited consolidated financial statements.

See Notes to Condensed Consolidated Financial Statements.

BEST BUY CO., INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
($ in millions)
(Unaudited)

	May 4, 2013	February 2, 2013	May 5, 2012
CURRENT LIABILITIES
Accounts payable	$4,776	$6,951	$5,731
Unredeemed gift card liabilities	373	428	416
Accrued compensation and related expenses	333	520	638
Accrued liabilities	1,142	1,639	1,595
Accrued income taxes	8	129	272
Short-term debt	—	596	306
Current portion of long-term debt	544	547	43
Current liabilities held for sale	1,385	—	—
Total current liabilities	8,561	10,810	9,001

LONG-TERM LIABILITIES	1,001	1,109	1,025

LONG-TERM DEBT	1,142	1,153	1,678

LONG-TERM LIABILITIES HELD FOR SALE	79	—	—

EQUITY
Best Buy Co., Inc. shareholders’ equity
Preferred stock, $1.00 par value: Authorized — 400,000 shares; Issued and outstanding — none	—	—	—
Common stock, $0.10 par value: Authorized — 1.0 billion shares; Issued and outstanding — 339,737,000, 338,276,000 and 342,247,000 shares, respectively	34	34	34
Additional paid-in capital	77	54	20
Retained earnings	2,723	2,861	3,520
Accumulated other comprehensive income	82	112	98
Total Best Buy Co., Inc. shareholders’ equity	2,916	3,061	3,672
Noncontrolling interests	632	654	635
Total equity	3,548	3,715	4,307

TOTAL LIABILITIES AND EQUITY	$14,331	$16,787	$16,011

NOTE:  The Consolidated Balance Sheet as of February 2, 2013, has been condensed from the audited consolidated financial statements.

See Notes to Condensed Consolidated Financial Statements.

BEST BUY CO., INC.
CONSOLIDATED STATEMENTS OF EARNINGS
($ in millions, except per share amounts)
(Unaudited)

	Three Months Ended
	May 4, 2013	May 5, 2012
Revenue	$9,380	$10,373
Cost of goods sold	7,210	7,789
Gross profit	2,170	2,584
Selling, general and administrative expenses	1,996	2,193
Restructuring charges	6	127
Operating income	168	264
Other income (expense)
Investment income and other	5	3
Interest expense	(27)	(28)
Earnings from continuing operations before income tax expense	146	239
Income tax expense	49	70
Net earnings from continuing operations	97	169
Loss from discontinued operations (Note 2), net of tax benefit (expense) of ($13) and $4	(170)	(17)
Net earnings (loss) including noncontrolling interests	(73)	152
Net (earnings) loss from discontinued operations attributable to noncontrolling interests	(8)	6
Net earnings (loss) attributable to Best Buy Co., Inc. shareholders	$(81)	$158

Basic earnings (loss) per share attributable to Best Buy Co., Inc. shareholders
Continuing operations	$0.29	$0.49
Discontinued operations	(0.53)	(0.03)
Basic earnings (loss) per share	$(0.24)	$0.46

Diluted earnings (loss) per share attributable to Best Buy Co., Inc. shareholders
Continuing operations	$0.29	$0.49
Discontinued operations	(0.53)	(0.03)
Diluted earnings (loss) per share	$(0.24)	$0.46

Dividends declared per common share	$0.17	$0.16

Weighted-average common shares outstanding (in millions)
Basic	339.0	342.2
Diluted	341.0	342.8

See Notes to Condensed Consolidated Financial Statements.

BEST BUY CO., INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)
(Unaudited)

	Three Months Ended
	May 4, 2013	May 5, 2012
Net earnings (loss) including noncontrolling interests	$(73)	$152
Foreign currency translation adjustments	(63)	43
Unrealized gain on available-for-sale investments	3	1
Comprehensive income (loss) including noncontrolling interests	(133)	196
Comprehensive (income) loss attributable to noncontrolling interests	22	(14)
Comprehensive income (loss) attributable to Best Buy Co., Inc. shareholders	$(111)	$182

See Notes to Condensed Consolidated Financial Statements.

BEST BUY CO., INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MAY 4, 2013, AND MAY 5, 2012
($ and shares in millions)
(Unaudited)

	Best Buy Co., Inc.
	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Best Buy Co., Inc.	Non- controlling Interests	Total
Balances at February 2, 2013	338	$34	$54	$2,861	$112	$3,061	$654	$3,715
Net earnings (loss), three months ended May 4, 2013	—	—	—	(81)	—	(81)	8	(73)
Foreign currency translation adjustments	—	—	—	—	(33)	(33)	(30)	(63)
Unrealized gains on available-for-sale investments	—	—	—	—	3	3	—	3
Stock-based compensation	—	—	23	—	—	23	—	23
Restricted stock vested and stock options exercised	1	—	2	—	—	2	—	2
Issuance of common stock under employee stock purchase plan	1	—	7	—	—	7	—	7
Tax deficit from stock options canceled or exercised, restricted stock vesting and employee stock purchase plan	—	—	(9)	—	—	(9)	—	(9)
Common stock dividends, $0.17 per share	—	—	—	(57)	—	(57)	—	(57)
Balances at May 4, 2013	340	$34	$77	$2,723	$82	$2,916	$632	$3,548

Balances at March 3, 2012	341	$34	$—	$3,621	$90	$3,745	$621	$4,366
Adjustment for fiscal year-end change (Note 1)	5	—	—	(108)	(16)	(124)	—	(124)
Balances at January 28, 2012	346	34	—	3,513	74	3,621	621	4,242
Net earnings (loss), three months ended May 5, 2012	—	—	—	158	—	158	(6)	152
Foreign currency translation adjustments	—	—	—	—	23	23	20	43
Unrealized gains on available-for-sale investments	—	—	—	—	1	1	—	1
Stock-based compensation	—	—	33	—	—	33	—	33
Issuance of common stock under employee stock purchase plan	1	—	13	—	—	13	—	13
Tax deficit from stock options exercised, restricted stock vesting and employee stock purchase plan	—	—	(9)	—	—	(9)	—	(9)
Common stock dividends, $0.16 per share	—	—	—	(53)	—	(53)	—	(53)
Repurchase of common stock	(5)	—	(17)	(98)	—	(115)	—	(115)
Balances at May 5, 2012	342	$34	$20	$3,520	$98	$3,672	$635	$4,307

See Notes to Condensed Consolidated Financial Statements.

BEST BUY CO., INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)
(Unaudited)

	Three Months Ended
	May 4, 2013	May 5, 2012
OPERATING ACTIVITIES
Net earnings (loss) including noncontrolling interests	$(73)	$152
Adjustments to reconcile net earnings (loss) including noncontrolling interests to total cash provided by (used in) operating activities:
Depreciation	200	227
Amortization of definite-lived intangible assets	10	10
Restructuring charges	59	133
Impairment of assets held for sale	175	—
Stock-based compensation	22	33
Realized gain on sale of subsidiary	(28)	—
Deferred income taxes	(16)	(98)
Other, net	13	20
Changes in operating assets and liabilities
Receivables	473	623
Merchandise inventories	702	765
Other assets	26	(96)
Accounts payable	(1,118)	(1,153)
Other liabilities	(362)	(264)
Income taxes	(88)	27
Total cash provided by (used in) operating activities	(5)	379

INVESTING ACTIVITIES
Additions to property and equipment	(174)	(141)
Purchases of investments	(1)	(5)
Sales of investments	12	17
Acquisition of businesses, net of cash acquired	—	(10)
Proceeds from sale of business, net of cash transferred	26	25
Change in restricted assets	22	20
Other, net	(1)	—
Total cash used in investing activities	(116)	(94)

FINANCING ACTIVITIES
Repurchase of common stock	—	(132)
Borrowings of debt	293	221
Repayments of debt	(885)	(416)
Dividends paid	(58)	—
Issuance of common stock under employee stock purchase plan and for the exercise of stock options	9	13
Other, net	—	9
Total cash used in financing activities	(641)	(305)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	7	5

DECREASE IN CASH AND CASH EQUIVALENTS BEFORE ADJUSTMENT	(755)	(15)

ADJUSTMENT FOR FISCAL YEAR-END CHANGE (NOTE 1)	—	202

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AFTER ADJUSTMENT	(755)	187

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,826	1,199

CASH AND CASH EQUIVALENTS AT END OF PERIOD	1,071	1,386

LESS CASH AND CASH EQUIVALENTS HELD FOR SALE	163	—

CASH AND CASH EQUIVALENTS EXCLUDING HELD FOR SALE	$908	$1,386

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

Historically, we have realized more of our revenue and a large portion of our earnings in the fiscal fourth quarter, which includes the majority of the holiday shopping season in the U.S., Europe, Canada and Mexico, than in any other fiscal quarter. Due to the seasonal nature of our business, interim results are not necessarily indicative of results for the entire fiscal year. The interim financial statements and the related notes in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and related notes included in our Transition Report on Form 10-K for the fiscal year ended February 2, 2013. The first quarter of fiscal 2014 included 13 weeks and the first quarter of fiscal 2013 included 14 weeks.

Beginning in the first quarter of fiscal 2013, we changed our fiscal year-end from the Saturday nearest the end of February to the Saturday nearest the end of January. As a result of this change, our fiscal year 2013 was an 11-month transition period ending on February 2, 2013. The results for the three months ended May 5, 2012 include our fiscal month ended March 3, 2012 for operations that are not reported on a lag (primarily our Domestic segment and Canadian operations), which were also included in our results for the fiscal year ended March 2, 2012, included in our fiscal 2012 Form 10-K. See Note 2, Fiscal Year-end Change, in the Notes to Consolidated Financial Statements included in our Transition Report on Form 10-K for the fiscal year ended February 2, 2013, for additional information regarding our fiscal year-end change.

In order to align our fiscal reporting periods and comply with statutory filing requirements in certain foreign jurisdictions, we consolidate the financial results of our Europe, China and Mexico operations on a one-month lag. Our policy is to accelerate recording the effect of events occurring in the lag period that significantly affect our consolidated financial statements. Other than the sale of our Switzerland operations, as described in Note 2, Assets and Liabilities Held for Sale and Discontinued Operations, no such events were identified for this period.

The assets and liabilities of Best Buy Europe are reported as held for sale in the Condensed Consolidated Balance Sheets as of May 4, 2013, as a result of our agreement to sell our 50% interest in Best Buy Europe to Carphone Warehouse Group plc ("CPW"). Consistent with this presentation, the Notes to Condensed Consolidated Financial Statements exclude the assets and liabilities of Best Buy Europe as of May 4, 2013. The composition of the assets and liabilities held for sale is included in Note 2, Assets and Liabilities Held for Sale and Discontinued Operations.

In preparing the accompanying condensed consolidated financial statements, we evaluated the period from May 5, 2013 through the date the financial statements were issued, for material subsequent events requiring recognition or disclosure. No such events were identified for this period.

2.	Assets and Liabilities Held for Sale and Discontinued Operations

Assets and Liabilities Held for Sale

On April 29, 2013, we entered into a definitive agreement with CPW to sell our 50% ownership interest in Best Buy Europe to CPW in return for net proceeds of £471 million ($733 million based on the exchange rates in effect at May 4, 2013). Net proceeds represent a sale price of £500 million less £29 million of costs we have agreed to pay CPW in satisfaction of obligations under existing agreements, and will be in the form of cash, deferred cash and CPW ordinary shares. The transaction is subject to approval of CPW shareholders and certain European regulators. We expect the transaction to be completed in the second quarter of fiscal 2014. In connection with this transaction, we entered into a deal-contingent forward foreign currency contract to hedge the minimum value of the proceeds we will receive. Refer to Note 8, Derivative Instruments, for additional information regarding the deal-contingent forward contract. As a result of our commitment to sell Best Buy Europe, we also recognized a $175 million impairment (which is not tax deductible) to write down the book value of our investment in Best Buy Europe to fair value based on expected net proceeds. Proceeds from the sale of our interest in Best Buy Europe, denominated in British Pound Sterlings ("GBP"), are expected to exceed our GBP book value of Best Buy Europe. However, devaluation of GBP against the U.S. Dollar since the time of our original acquisition has led to significant accumulated foreign currency losses, which will be recognized on disposal of Best Buy Europe, and the aforementioned impairment reflects the impact of these foreign currency losses.

The assets and liabilities of Best Buy Europe as of May 4, 2013 are classified as held for sale in the Condensed Consolidated Balance Sheets and the results of Best Buy Europe are presented as discontinued operations in the Consolidated Statements of Earnings. The composition of assets and liabilities held for sale as of May 4, 2013 was as follows ($ in millions):

May 4, 2013
Cash and cash equivalents	$163
Receivables	1,211
Merchandise inventories	385
Other current assets	120
Current assets held for sale	1,879
Net property and equipment	147
Other assets	324
Long-term assets held for sale	471

Accounts payable	965
Other current liabilities	420
Current liabilities held for sale	1,385
Long-term liabilities held for sale	79

Discontinued Operations

During the first quarter of fiscal 2014, and prior to the aforementioned sale agreement, Best Buy Europe sold its fixed-line business in Switzerland, which resulted in a gain of $28 million (with no tax impact).

Discontinued operations comprise: (i) Napster operations within our Domestic segment; (ii) large-format Best Buy branded store operations in China within our International segment; and (iii) Best Buy Europe operations (including the fixed-line business in Switzerland) within our International segment. The presentation of discontinued operations has been retrospectively applied to all prior periods presented.

The financial results of discontinued operations for the three months ended May 4, 2013 and May 5, 2012 were as follows ($ in millions):

	Three Months Ended
	May 4, 2013	May 5, 2012
Revenue	$1,430	$1,244

Restructuring charges(1)	53	6

Loss from discontinued operations before income tax benefit (expense)	(185)	(19)
Income tax benefit (expense)(2)	(13)	4
Gain on sale of discontinued operations	28	—
Equity in loss of affiliates	—	(2)
Net loss from discontinued operations, including noncontrolling interests	(170)	(17)
Net (earnings) loss from discontinued operations attributable to noncontrolling interests	(8)	6
Net loss from discontinued operations attributable to Best Buy Co., Inc. shareholders	$(178)	$(11)

(1)	See Note 6, Restructuring Charges, for further discussion of the restructuring charges associated with discontinued operations.

(2)
The fiscal 2014 effective tax rate for discontinued operations differs from the statutory tax rate primarily due to the $53 million of restructuring charges and $175 million impairment of our investment in Best Buy Europe, which generally included no related tax benefit. The deferred tax assets related to the restructuring charges generally resulted in an increase in the valuation allowance in an equal amount, while the investment impairment is not tax deductible.

3.	Investments

Investments were comprised of the following ($ in millions):

	May 4, 2013	February 2, 2013	May 5, 2012
Equity and other investments
Debt securities (auction rate securities)	$21	$21	$66
Marketable equity securities	3	27	3
Other investments	37	38	59
Total equity and other investments	$61	$86	$128

Debt Securities

Our debt securities are comprised of auction rate securities (“ARS”). We classify our investments in ARS as available-for-sale and carry them at fair value. Due to persistent failed auctions and the uncertainty of when these investments could be liquidated at par, we have classified all of our investments in ARS as non-current assets within Equity and Other Investments in our Condensed Consolidated Balance Sheet as of May 4, 2013, February 2, 2013 and May 5, 2012. At May 4, 2013, our entire remaining ARS portfolio of six investments comprised primarily of student loan bonds with an aggregate par value of $23 million, was subject to failed auctions.

We sold $0 million of ARS at par during the first quarter of fiscal 2014. We do not intend to sell our remaining ARS until we can recover the full principal amount. In addition, we do not believe it is more likely than not that we would be required to sell our remaining ARS until we can recover the full principal amount based on our other sources of liquidity. We evaluated our entire ARS portfolio of $23 million (par value) for impairment at May 4, 2013, based primarily on the methodology described in Note 4, Fair Value Measurements. As a result of this review, we determined that the fair value of our ARS portfolio at May 4, 2013 was $21 million. Accordingly, a $2 million pre-tax unrealized loss is recognized in accumulated other comprehensive income.

We had $1 million, $1 million and $3 million of unrealized loss, net of tax, recorded in accumulated other comprehensive income at May 4, 2013, February 2, 2013 and May 5, 2012, respectively, related to our investments in debt securities.

Marketable Equity Securities

We invest in marketable equity securities and classify them as available-for-sale. Investments in marketable equity securities are classified as non-current assets within Equity and Other Investments in our Condensed Consolidated Balance Sheets and are reported at fair value based on quoted market prices. Our investments in marketable equity securities were $3 million, $27 million and $3 million at May 4, 2013, February 2, 2013 and May 5, 2012, respectively.

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

All unrealized holding gains or losses related to our investments in marketable equity securities are reflected net of tax in accumulated other comprehensive income in shareholders’ equity. The total unrealized gain, net of tax, included in accumulated other comprehensive income was $3 million, $3 million and $0 million at May 4, 2013, February 2, 2013 and May 5, 2012, respectively.

Other Investments

The aggregate carrying values of investments accounted for using either the cost method or the equity method at May 4, 2013, February 2, 2013 and May 5, 2012 were $37 million, $38 million and $59 million, respectively.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair value hierarchy requires the use of observable market data when available. In instances where the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following tables set forth by level within the fair value hierarchy, our financial assets and liabilities that were accounted for at fair value on a recurring basis at May 4, 2013, February 2, 2013 and May 5, 2012, according to the valuation techniques we used to determine their fair values ($ in millions).

		Fair Value Measurements Using Inputs Considered as
	Fair Value at May 4, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS
Cash and cash equivalents
Money market funds	$40	$40	$—	$—
Equity and other investments
Auction rate securities	21	—	—	21
Marketable equity securities	3	3	—	—

LIABILITIES
Accrued liabilities
Foreign currency derivative instruments	5	—	5	—

ASSETS HELD FOR SALE
Short-term investments
Marketable equity securities	9	9	—	—
Other current assets
Money market funds (restricted assets)	34	34	—	—

		Fair Value Measurements Using Inputs Considered as
	Fair Value at February 2, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS
Cash and cash equivalents
Money market funds	$520	$520	$—	$—
Other current assets
Foreign currency derivative instruments	1	—	1	—
Equity and other investments
Auction rate securities	21	—	—	21
Marketable equity securities	27	27	—	—

		Fair Value Measurements Using Inputs Considered as
	Fair Value at May 5, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS
Cash and cash equivalents
Money market funds	$439	$439	$—	$—
Other current assets
Money market funds (restricted assets)	104	104	—	—
U.S. Treasury bills (restricted assets)	30	30	—	—
Equity and other investments
Auction rate securities	66	—	—	66
Marketable equity securities	3	3	—	—

The following tables provide a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis in the tables above that used significant unobservable inputs (Level 3) for the three months ended May 4, 2013 and two months ended May 5, 2012 ($ in millions).

	Debt securities- Auction rate securities only
	Student loan bonds	Municipal revenue bonds	Total
Balances at February 2, 2013	$19	$2	$21
Changes in unrealized losses included in other comprehensive income	—	—	—
Sales	—	—	—
Balances at May 4, 2013	$19	$2	$21

	Debt securities- Auction rate securities only
	Student loan bonds	Municipal revenue bonds	Total
Balances at March 3, 2012	$80	$2	$82
Changes in unrealized losses included in other comprehensive income	1	—	1
Sales	(17)	—	(17)
Balances at May 5, 2012	$64	$2	$66

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Assets and liabilities that are measured at fair value on a nonrecurring basis relate primarily to our tangible fixed assets, goodwill and intangible assets, which are remeasured when the fair value is below carrying value on our Condensed Consolidated Balance Sheets. For these assets, we do not periodically adjust carrying value to fair value except in the event of impairment. When we determine that impairment has occurred, the carrying value of the asset is reduced to fair value and the difference is recorded within Operating Income in our Consolidated Statements of Earnings.

With the exception of fixed asset impairments associated with our agreement to sell our interest in Best Buy Europe and our restructuring activities described in Note 6, Restructuring Charges, we had no significant remeasurements of such assets or liabilities to fair value during the three months ended May 4, 2013 and May 5, 2012.

The following table summarizes the fair value remeasurements recorded during the three months ended May 4, 2013 and May 5, 2012 ($ in millions):

	Three Months Ended		Three Months Ended
	May 4, 2013		May 5, 2012
	Impairments	Remaining Net Carrying Value	Impairments	Remaining Net Carrying Value
Continuing operations
Property and equipment	$1	$—	$26	$—
Discontinued operations(1)
Property and equipment(2)	220	147	—	—
Tradename	4	22	—	—
Total discontinued operations	$224	$169	$—	$—

(1)	Property and equipment and tradename impairments associated with discontinued operations are recorded within Loss from discontinued operations in our Consolidated Statements of Earnings.

(2)
Includes the $175 million impairment to write down the book value of our investment in Best Buy Europe to fair value based on expected net proceeds as described in Note 2, Assets and Liabilities Held for Sale and Discontinued Operations. The impairment was calculated based on the fair value and foreign currency translation adjustment associated with the business and was applied to the fixed assets.

The fair value remeasurements included in the table above were based on significant unobservable inputs (Level 3). Fixed asset and tradename fair values were derived using a DCF model to estimate the present value of net cash flows that the asset or asset group was expected to generate. The key inputs to the DCF model generally included our forecasts of net cash generated from revenue, sales proceeds, expenses and other significant cash outflows, such as capital expenditures, as well as an appropriate discount rate. In the case of these specific assets, for which their impairment was the result of restructuring activities, no future cash flows have been assumed as the assets will cease to be used and expected sale values are nominal.

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

The changes in the carrying values of goodwill and indefinite-lived tradenames by segment were as follows in the three months ended May 4, 2013 and the two months ended May 5, 2012 ($ in millions):

	Goodwill			Indefinite-lived Tradenames
	Domestic	International	Total	Domestic	International	Total
Balances at February 2, 2013	$528	$—	$528	$19	$112	$131
Transfer of assets to held for sale	—	—	—	—	(22)	(22)
Impairments	—	—	—	—	(4)	(4)
Balances at May 4, 2013	$528	$—	$528	$19	$86	$105

	Goodwill			Indefinite-lived Tradenames
	Domestic	International	Total	Domestic	International	Total
Balances at March 3, 2012	$516	$819	$1,335	$19	$111	$130
Changes in foreign currency exchange rates	—	(4)	(4)	—	—	—
Acquisitions	4	—	4	—	—	—
Balances at May 5, 2012	$520	$815	$1,335	$19	$111	$130

The following table provides the gross carrying amount of goodwill and cumulative goodwill impairment losses ($ in millions):

	May 4, 2013		February 2, 2013		May 5, 2012
	Gross Carrying Amount(1)	Cumulative Impairment(1)	Gross Carrying Amount	Cumulative Impairment	Gross Carrying Amount	Cumulative Impairment
Goodwill	$1,412	$(884)	$2,608	$(2,080)	$2,596	$(1,261)

(1)	Excludes the gross carrying amount and cumulative impairment related to Best Buy Europe goodwill classified as held for sale.

The following table provides the gross carrying values and related accumulated amortization of definite-lived intangible assets ($ in millions):

	May 4, 2013		February 2, 2013		May 5, 2012
	Gross Carrying Amount(1)	Accumulated Amortization(1)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$83	$(8)	$475	$(272)	$463	$(239)

(1)	Excludes the gross carrying amount and cumulative impairment related to Best Buy Europe customer relationships classified as held for sale.

Total amortization expense was $10 million for the three months ended May 4, 2013 and May 5, 2012, of which $8 million and $9 million, respectively, has been included in the results of discontinued operations. The estimated future amortization expense for identifiable intangible assets is as follows ($ in millions):

Fiscal Year
Remainder of fiscal 2014	$5
2015	6
2016	6
2017	6
2018	6
Thereafter	46

6.	Restructuring Charges

Summary

Restructuring charges incurred in the three months ended May 4, 2013 and May 5, 2012 for our restructuring activities were as follows ($ in millions):

	Three Months Ended
	May 4, 2013	May 5, 2012
Continuing operations
Renew Blue	$6	$—
Fiscal 2013 U.S. restructuring	—	133
Fiscal 2012 restructuring	—	6
Fiscal 2011 restructuring	—	(12)
Total	6	127
Discontinued operations
Fiscal 2013 Europe restructuring	53	—
Fiscal 2012 restructuring	—	3
Fiscal 2011 restructuring	—	3
Total (Note 2)	53	6
Total	$59	$133

Renew Blue

In the fourth quarter of fiscal 2013, we initiated our Renew Blue strategy, which includes six key priorities. Activities and initiatives intended to reduce costs and improve operating performance by focusing on core business activities, reducing headcount and optimizing our real estate portfolio represent a component of our Renew Blue priorities. We incurred $6 million of restructuring charges related to Renew Blue initiatives during the first quarter of fiscal 2014. We expect to continue to implement Renew Blue initiatives throughout fiscal 2014, as we further analyze our operations and strategies.

All restructuring charges related to this program are from continuing operations and are presented in Restructuring charges in our Consolidated Statements of Earnings. The composition of the restructuring charges we incurred for this program in the three months ended May 4, 2013, as well as the cumulative amount incurred through May 4, 2013, was as follows ($ in millions):

	Domestic		International		Total
	Three Months Ended May 4, 2013	Cumulative Amount through May 4, 2013	Three Months Ended May 4, 2013	Cumulative Amount through May 4, 2013	Three Months Ended May 4, 2013	Cumulative Amount through May 4, 2013
Continuing operations
Inventory write-downs	$—	$1	$—	$—	$—	$1
Property and equipment impairments	1	8	—	23	1	31
Termination benefits	—	46	4	13	4	59
Investment impairments	—	27	—	—	—	27
Facility closure and other costs	—	3	1	56	1	59
Total	$1	$85	$5	$92	$6	$177

The following table summarizes our restructuring accrual activity during the three months ended May 4, 2013 related to termination benefits and facility closure and other costs associated with this program ($ in millions):

	Termination Benefits	Facility Closure and Other Costs	Total
Balance at February 2, 2013	$54	$54	$108
Charges	4	4	8
Cash payments	(35)	(3)	(38)
Adjustments	(2)	8	6
Changes in foreign currency exchange rates	—	(1)	(1)
Balance at May 4, 2013	$21	$62	$83

Fiscal 2013 Europe Restructuring

In the third quarter of fiscal 2013, we initiated a series of actions to restructure our Best Buy Europe operations in our International segment intended to improve operating performance. All restructuring charges related to this program are presented in discontinued operations as a result of our agreement to sell our 50% ownership interest in Best Buy Europe, as described in Note 2, Assets and Liabilities Held for Sale and Discontinued Operations. We expect to incur additional restructuring charges under this program until the completion of the sale of Best Buy Europe, which is expected to occur in the second quarter of fiscal 2014.

The composition of the restructuring charges we incurred for this program in the three months ended May 4, 2013, as well as the cumulative amount incurred through May 4, 2013, was as follows ($ in millions):

	Three Months Ended May 4, 2013	Cumulative Amount through May 4, 2013
Discontinued operations
Property and equipment impairments	$45	$57
Termination benefits	2	21
Tradename impairment	4	4
Facility closure and other costs	2	7
Total	$53	$89

The following table summarizes our restructuring accrual activity during the three months ended May 4, 2013 related to termination benefits and facility closure and other costs associated with this program ($ in millions):

	Termination Benefits	Facility Closure and Other Costs	Total
Balance at February 2, 2013	$—	$5	$5
Charges	2	2	4
Cash payments	(1)	(4)	(5)
Adjustments	—	—	—
Balance at May 4, 2013	$1	$3	$4

Fiscal 2013 U.S. Restructuring

In the first quarter of fiscal 2013, we initiated a series of actions to restructure operations in our Domestic segment intended to improve operating performance. The actions include closure of 49 large-format Best Buy branded stores in the U.S. and changes to the store and corporate operating models. The costs of implementing the changes primarily comprised facility closure costs, employee termination benefits and property and equipment (primarily store fixtures) impairments. We did not incur any significant charges related to this program in the first quarter of fiscal 2014. We incurred $133 million of charges related to the fiscal 2013 U.S. restructuring in the first quarter of fiscal 2013. We do not expect to incur further material restructuring charges related to this program, with the exception of lease payments for vacated stores which will continue until leases expire or are terminated.

The restructuring charges related to our fiscal 2013 restructuring activities are from continuing operations and are presented in Restructuring charges in our Consolidated Statements of Earnings. The composition of the restructuring charges we incurred for this program in the three months ended May 4, 2013 and May 5, 2012, as well as the cumulative amount incurred through May 4, 2013, was as follows ($ in millions):

	Three Months Ended		Cumulative Amount through May 4, 2013
	May 4, 2013	May 5, 2012
Continuing operations
Property and equipment impairments	$—	$25	$29
Termination benefits	—	107	77
Facility closure and other costs, net	—	1	151
Total	$—	$133	$257

The following table summarizes our restructuring accrual activity during the three months ended May 4, 2013, and the two months ended May 5, 2012, related to termination benefits and facility closure and other costs associated with this program ($ in millions):

	Termination Benefits	Facility Closure and Other Costs	Total
Balance at February 2, 2013	$4	$113	$117
Charges	—	2	2
Cash payments	(2)	(9)	(11)
Adjustments	(2)	(4)	(6)
Balance at May 4, 2013	$—	$102	$102

	Termination Benefits	Facility Closure and Other Costs	Total
Balance at March 3, 2012	$—	$—	$—
Charges	103	1	104
Cash payments	—	—	—
Adjustments	—	—	—
Balance at May 5, 2012	$103	$1	$104

Fiscal 2012 Restructuring

In the third quarter of fiscal 2012, we implemented a series of actions to restructure operations in our Domestic and International segments. The actions within our Domestic segment included a decision to modify our strategy for certain mobile broadband offerings. In our International segment, we closed our large-format Best Buy branded stores in the U.K. and impaired certain information technology assets supporting the restructured operations. All restructuring charges directly related to the large-format Best Buy branded stores in the U.K. are reported within Loss from discontinued operations in our Consolidated Statements of Earnings. Refer to Note 2, Assets and Liabilities Held for Sale and Discontinued Operations.

We did not incur any charges related to the fiscal 2012 restructuring in the first quarter of fiscal 2014. In the first quarter of fiscal 2013, we incurred $9 million of charges related to the fiscal 2012 restructuring. We do not expect to incur further material restructuring charges related to this program in either our Domestic or International segments, as we have substantially completed these restructuring activities.

All restructuring charges from continuing operations related to this program are presented in Restructuring charges in our Consolidated Statements of Earnings, whereas all restructuring charges from discontinued operations related to our fiscal 2012 restructuring activities are presented in Loss from discontinued operations in our Consolidated Statements of Earnings. The composition of the restructuring charges we incurred for this program in the three months ended May 5, 2012, as well as the cumulative amount incurred through May 4, 2013, was as follows ($ in millions):

	Domestic		International		Total
	Three Months Ended May 5, 2012	Cumulative Amount through May 4, 2013	Three Months Ended May 5, 2012	Cumulative Amount through May 4, 2013	Three Months Ended May 5, 2012	Cumulative Amount through May 4, 2013

Continuing operations
Property and equipment impairments	$1	$17	$—	$15	$1	$32
Termination benefits	—	1	—	—	—	1
Facility closure and other costs	5	5	—	—	5	5
Total	6	23	—	15	6	38
Discontinued operations
Inventory write-downs	—	—	—	11	—	11
Property and equipment impairments	—	—	—	96	—	96
Termination benefits	—	—	1	17	1	17
Facility closure and other costs	—	—	2	79	2	79
Total	—	—	3	203	3	203
Total	$6	$23	$3	$218	$9	$241

The following table summarizes our restructuring accrual activity during the three months ended May 4, 2013, and the two months ended May 5, 2012, related to termination benefits and facility closure and other costs associated with this program ($ in millions):

	Termination Benefits	Facility Closure and Other Costs(1)	Total
Balance at February 2, 2013	$—	$36	$36
Charges	—	—	—
Cash payments	—	(29)	(29)
Adjustments	—	—	—
Changes in foreign currency exchange rates	—	(2)	(2)
Balance at May 4, 2013	$—	$5	$5

	Termination Benefits	Facility Closure and Other Costs(1)	Total
Balance at March 3, 2012	$17	$85	$102
Charges	1	2	3
Cash payments	(14)	(43)	(57)
Adjustments	—	34	34
Changes in foreign currency exchange rates	—	3	3
Balance at May 5, 2012	$4	$81	$85

(1)
Included within the adjustments to facility closure and other costs is $34 million from the first quarter of fiscal 2013, representing an adjustment to exclude non-cash charges or benefits, which had no impact on our Consolidated Statements of Earnings in the first quarter of fiscal 2013.

Fiscal 2011 Restructuring

In the fourth quarter of fiscal 2011, we implemented a series of actions to restructure operations in our Domestic and International segments in order to improve performance and enhance customer service. The restructuring actions included plans to improve supply chain and operational efficiencies in our Domestic segment's operations, primarily focused on modifications to our distribution channels and exit from certain digital delivery services within our entertainment product category. During the first quarter of fiscal 2013, we recorded a net reduction to restructuring charges of $9 million, all of which related to our Domestic segment. The net reduction was largely the result of a gain recorded on the sale of a previously impaired distribution facility and equipment during the first quarter of fiscal 2013 (previously impaired through restructuring charges), partially offset by charges associated with the exit from certain digital delivery services within our entertainment product category. We have completed activities under this plan.

7.    Debt

Short-Term Debt

Short-term debt consisted of the following ($ in millions):

	May 4, 2013	February 2, 2013	May 5, 2012
U.S. revolving credit facility – 364-Day	$—	$—	$—
U.S. revolving credit facility – 5-Year	—	—	—
Europe revolving credit facility	—	596	306
Canada revolving demand facility	—	—	—
China revolving demand facilities	—	—	—
Total short-term debt	$—	$596	$306

Long-Term Debt

Long-term debt consisted of the following ($ in millions):

	May 4, 2013	February 2, 2013	May 5, 2012
2013 Notes	$500	$500	$500
2016 Notes	349	349	349
2021 Notes	648	648	648
Financing lease obligations	116	122	145
Capital lease obligations	72	80	78
Other debt	1	1	1
Total long-term debt	1,686	1,700	1,721
Less: current portion(1)	(544)	(547)	(43)
Total long-term debt, less current portion	$1,142	$1,153	$1,678

(1)	Our 2013 Notes due July 15, 2013, are classified in the current portion of long-term debt as of May 4, 2013 and February 2, 2013, respectively.

The fair value of long-term debt approximated $1,729 million, $1,652 million and $1,699 million at May 4, 2013, February 2, 2013 and May 5, 2012, respectively, based primarily on the market prices quoted from external sources, compared with carrying values of $1,686 million, $1,700 million and $1,721 million, respectively. If long-term debt was measured at fair value in the financial statements, it would be classified primarily as Level 1 in the fair value hierarchy.

See Note 8, Debt, in the Notes to Consolidated Financial Statements included in our Transition Report on Form 10-K for the fiscal year ended February 2, 2013, for additional information regarding the terms of our debt facilities, debt instruments and other obligations.

8.	Derivative Instruments

We manage our transaction exposure to certain market-based risks through the use of foreign currency derivative instruments. Our objective in holding derivatives is to reduce the volatility of net earnings and cash flows associated with changes in foreign currency exchange rates. We do not hold or issue derivative financial instruments for trading or speculative purposes. In addition, we have no derivatives that have credit risk-related contingent features, and we mitigate our credit risk by engaging with major financial institutions as our counterparties.

Derivatives Not Designated as Hedging Instruments

Derivatives not designated as hedging instruments include foreign currency forward contracts used to manage the impact of fluctuations in foreign currency exchange rates relative to recognized receivable and payable balances denominated in non-functional currencies, and on certain forecast inventory purchases denominated in non-functional currencies. The contracts generally have terms of up to six months. These derivative instruments are not designated in hedging relationships and, therefore, we record gains and losses on these contracts directly to net earnings. At May 4, 2013, the notional amount of these instruments was $51 million and the effect of these instruments on our Consolidated Statements of Earnings for the three months ended May 4, 2013 was a gain recognized in Selling, general and administrative expenses of $1 million.

In conjunction with our agreement to sell our 50% interest in Best Buy Europe as described in Note 2, Assets and Liabilities Held for Sale and Discontinued Operations, we entered into a deal-contingent foreign currency forward contract to hedge £455 million of the total £471 million of net proceeds. The notional amount of this instrument was $708 million based on the exchange rates in effect at May 4, 2013, and the effect of this instrument on our Consolidated Statements of Earnings for the three months ended May 4, 2013 was a loss recognized in Loss from discontinued operations of $4 million, due to foreign currency exchange rate fluctuations. In accordance with the agreement, if the sale of Best Buy Europe is not consummated, the forward contract will be canceled at no cost to us, in which case we would reverse accumulated gain or loss on the contract recorded in our Consolidated Statements of Earnings.

Summary of Derivative Balances

The following table presents the notional amounts of our foreign currency exchange contracts at May 4, 2013, February 2, 2013 and May 5, 2012 ($ in millions):

	Notional Amount
Contract Type	May 4, 2013	February 2, 2013	May 5, 2012
Derivatives not designated as hedging instruments	$759	$173	$240

9.	Earnings per Share

We compute our basic earnings per share based on the weighted-average number of common shares outstanding and our diluted earnings per share based on the weighted-average number of common shares outstanding adjusted by the number of additional shares that would have been outstanding had potentially dilutive common shares been issued. Potentially dilutive securities include stock options, nonvested share awards and shares issuable under our employee stock purchase plan. Nonvested market-based share awards and nonvested performance-based share awards are included in the average diluted shares outstanding for each period if established market or performance criteria have been met at the end of the respective periods.

The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings per share from continuing operations attributable to Best Buy Co., Inc. ($ and shares in millions):

	Three Months Ended
	May 4, 2013	May 5, 2012
Numerator
Net earnings from continuing operations attributable to Best Buy Co., Inc. shareholders	$97	$169

Denominator
Weighted-average common shares outstanding	339.0	342.2
Effect of potentially dilutive securities:
Nonvested share awards	2.0	0.6
Weighted-average common shares outstanding, assuming dilution	341.0	342.8

Net earnings per share from continuing operations attributable to Best Buy Co., Inc.
Basic	$0.29	$0.49
Diluted	$0.29	$0.49

The computation of weighted-average common shares outstanding, assuming dilution, excluded options to purchase 25.1 million and 31.7 million shares of our common stock for the three months ended May 4, 2013 and May 5, 2012, respectively. These amounts were excluded as the options’ exercise prices were greater than the average market price of our common stock for the periods presented and, therefore, the effect would be anti-dilutive (i.e., including such options would result in higher earnings per share).

10.	Comprehensive Income

The following tables provide a reconciliation of the components of accumulated other comprehensive income, net of tax, attributable to Best Buy Co., Inc. for the three months ended May 4, 2013 and May 5, 2012 ($ in millions):

	Foreign Currency Translation	Available-For-Sale Investments	Total
Balances at February 2, 2013	$113	$(1)	$112
Foreign currency translation adjustments	(33)	—	(33)
Unrealized losses on available-for-sale investments	—	3	3
Balances at May 4, 2013	$80	$2	$82

	Foreign Currency Translation	Available-For-Sale Investments	Total
Balances at March 3, 2012	$93	$(3)	$90
Adjustment for fiscal year change	(15)	(1)	(16)
Balance at January 28, 2012	78	(4)	74
Foreign currency translation adjustments	23	—	23
Unrealized losses on available-for-sale investments	—	1	1
Balances at May 5, 2012	$101	$(3)	$98

There were no significant reclassifications out of accumulated other comprehensive income in the three months ended May 4, 2013 and May 5, 2012. There is no tax impact related to foreign currency translation adjustments, as the earnings are considered permanently reinvested. In addition, there were no material tax impacts related to unrealized gains or losses on available-for-sale investments in the periods presented.

11.	Repurchase of Common Stock

In June 2011, our Board of Directors authorized a $5.0 billion share repurchase program. There is no expiration date governing the period over which we can repurchase shares under the June 2011 share repurchase program. For the three months ended

May 5, 2012, we repurchased 4.6 million shares of our common stock at a cost of $115 million. No shares were repurchased during the three months ending May 4, 2013.

At May 4, 2013, $4.0 billion remained available for additional purchases under the June 2011 share repurchase program. Repurchased shares have been retired and constitute authorized but unissued shares. We have currently suspended our share repurchase program.

12.	Segments

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

We do not aggregate our operating segments, so our operating segments also represent our reportable segments. The accounting policies of the segments are the same as those described in Note 1, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements included in our Transition Report on Form 10-K for the fiscal year ended February 2, 2013.

Revenue by reportable segment was as follows ($ in millions):

	Three Months Ended
	May 4, 2013	May 5, 2012
Domestic	$7,979	$8,822
International	1,401	1,551
Total	$9,380	$10,373

Operating income (loss) by reportable segment and the reconciliation to earnings from continuing operations before income tax expense were as follows ($ in millions):

	Three Months Ended
	May 4, 2013	May 5, 2012
Domestic	$222	$295
International	(54)	(31)
Total operating income	168	264
Other income (expense)
Investment income and other	5	3
Interest expense	(27)	(28)
Earnings from continuing operations before income tax expense	$146	$239

Assets by reportable segment, including held for sale, were as follows ($ in millions):

	May 4, 2013	February 2, 2013	May 5, 2012
Domestic	$9,363	$10,874	$10,147
International	4,968	5,913	5,864
Total	$14,331	$16,787	$16,011

13.	Contingencies

We are involved in a number of legal proceedings. Where appropriate, we have made accruals with respect to these matters, which are reflected in our consolidated financial statements. However, there are cases where liability is not probable or the amount cannot be reasonably estimated and therefore accruals have not been made. We provide disclosure of matters where we believe it is reasonably possible the impact may be material to our consolidated financial statements.

Securities Actions

In February 2011, a purported class action lawsuit captioned, IBEW Local 98 Pension Fund, individually and on behalf of all others similarly situated v. Best Buy Co., Inc., et al., was filed against us and certain of our executive officers in the U.S. District Court for the District of Minnesota. This federal court action alleges, among other things, that we and the officers named in the complaint violated Sections 10(b) and 20A of the Exchange Act and Rule 10b-5 under the Exchange Act in connection with press releases and other statements relating to our fiscal 2011 earnings guidance that had been made available to the public. Additionally, in March 2011, a similar purported class action was filed by a single shareholder, Rene LeBlanc, against us and certain of our executive officers in the same court. In July 2011, after consolidation of the IBEW Local 98 Pension Fund and Rene LeBlanc actions, a consolidated complaint captioned, IBEW Local 98 Pension Fund v. Best Buy Co., Inc., et al., was filed and served. We filed a motion to dismiss the consolidated complaint in September 2011, and in March 2012, subsequent to the end of fiscal 2012, the court issued a decision dismissing the action with prejudice. In April 2012, the plaintiffs filed a motion to alter or amend the court's decision on our motion to dismiss. In October 2012, the court granted plaintiff's motion to alter or amend the court's decision on our motion to dismiss in part by vacating such decision and giving plaintiff leave to file an amended complaint, which plaintiff did in October 2012. We filed a motion to dismiss the amended complaint in November 2012 and all responsive pleadings were filed in December 2012. A hearing was held on April 26, 2013. The court's decision remains pending.

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

LCD Action

On October 8, 2010, we filed a lawsuit captioned Best Buy Co., Inc., et al. v. AU Optronics Corp., et al. in the United States District Court for the Northern District of California. We allege that the defendants engaged in price fixing in violation of antitrust regulations and conspired to control the supply of TFT-LCD panels. The trial is scheduled to begin on July 22, 2013, and we are in active settlement discussions with certain defendants scheduled for trial.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide a reader of our financial statements with a narrative, from the perspective of our management, on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Unless otherwise noted, transactions, trends and other factors are discussed in order of magnitude. In addition, unless expressly stated otherwise, the comparisons presented in this MD&A refer to the same period in the prior year. Our MD&A is presented in six sections:

•	Overview

•	Business Strategy Update

•	Results of Operations

•	Liquidity and Capital Resources

•	Off-Balance-Sheet Arrangements and Contractual Obligations

•	Significant Accounting Policies and Estimates

Our MD&A should be read in conjunction with our Transition Report on Form 10-K for the fiscal year ended February 2, 2013, as well as our reports on Forms 10-Q and 8-K and other publicly available information. All amounts herein are unaudited.

Overview

We are a multi-national, e-commerce and physical retailer of consumer electronics, including mobile phones, tablets and computers, large and small appliances, televisions, digital imaging, entertainment products and related accessories. We also offer consumers technology services – including support, repair, troubleshooting and installation – under the Geek Squad brand.

Best Buy operates as two reportable segments: Domestic and International. The Domestic segment is comprised of all operations within the U.S. and its territories. The International segment is comprised of all continuing operations outside the U.S. and its territories.

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

Beginning in the first quarter of fiscal 2013, we changed our fiscal year-end from the Saturday nearest the end of February to the Saturday nearest the end of January. As a result of this change, our fiscal year 2013 was an 11-month transition period ending on February 2, 2013. The results for the three months ended May 5, 2012 include our fiscal month ended March 3, 2012 for operations that are not reported on a lag (primarily our Domestic segment and Canadian operations), which were also included in our results for the fiscal year ended March 2, 2012, included in our fiscal 2012 Form 10-K. See Note 2, Fiscal Year-end Change, in the Notes to Consolidated Financial Statements included in our Transition Report on Form 10-K for the fiscal year ended February 2, 2013, for additional information regarding our fiscal year-end change.

Throughout this MD&A, we refer to comparable store sales. Comparable store sales is a commonly used metric in the retail industry, which compares revenue for a particular period with the corresponding period in the prior year, excluding the impact of sales from new stores opened. Our comparable store sales is comprised of revenue from stores operating for at least 14 full months, as well as revenue related to call centers, websites, and our other comparable sales channels. Revenue we earn from sales of merchandise to wholesalers or dealers is not included within our comparable store sales calculation. Relocated stores, as well as remodeled, expanded, and downsized stores closed more than 14 days, are excluded from the comparable store sales calculation until at least 14 full months after reopening. Acquired stores are included in the comparable store sales calculation beginning with the first full quarter following the first anniversary of the date of the acquisition. The calculation of comparable store sales excludes the impact of the extra week of revenue in the first quarter of fiscal 2013, as well as revenue from discontinued operations. The portion of our calculation of the comparable store sales percentage change attributable to our International segment excludes the effect of fluctuations in foreign currency exchange rates. The method of calculating comparable store sales varies across the retail industry. As a result, our method of calculating comparable store sales may not be the same as other retailers' methods.

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

In our discussions of the operating results below, we sometimes refer to the impact of net store changes on our results of operations. The key factors that dictate the impact that the net store changes have on our operating results include: (i) store opening and closing decisions; (ii) the size and format of stores, as we operate stores ranging from approximately 1,000 square feet to approximately 50,000 square feet; (iii) the length of time the stores were open during the period; and (iv) the overall success of new store launches.

This MD&A includes financial information prepared in accordance with accounting principles generally accepted in the United States ("GAAP"), as well as certain non-GAAP financial measures such as adjusted operating income, adjusted net earnings from continuing operations, adjusted diluted earnings per share from continuing operations and adjusted debt to earnings before goodwill impairment, interest, income taxes, depreciation, amortization and rent ("EBITDAR") ratio. Generally, a non-GAAP financial measure is a numerical measure of financial performance, financial position, or cash flows that excludes (or includes) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with GAAP. The non-GAAP financial measures should be viewed as a supplement to, and not a substitute for, financial measures presented in accordance with GAAP. Non-GAAP measures as presented herein may not be comparable to similarly titled measures used by other companies.

We believe that the non-GAAP measures described above provide meaningful information to assist shareholders in understanding our financial results and assessing our prospects for future performance. Management believes adjusted operating income, adjusted net earnings from continuing operations, and adjusted diluted earnings per share from continuing operations are important indicators of our operations because they exclude items that may not be indicative of or are unrelated to our core operating results and provide a baseline for analyzing trends in our underlying businesses. To measure adjusted operating income, we remove the impact of restructuring charges from our calculation of operating income. Adjusted net earnings from continuing operations is calculated by removing the after-tax impact of restructuring charges from our calculation of net earnings. To measure adjusted diluted earnings per share from continuing operations, we exclude the per share impact of restructuring charges from our calculation of diluted earnings per share. Management believes our adjusted debt to EBITDAR ratio is an important indicator of our creditworthiness. Because non-GAAP financial measures are not standardized, it may not be possible to compare these financial measures with other companies' non-GAAP financial measures having the same or similar names. These non-GAAP financial measures are an additional way of viewing aspects of our operations that, when viewed with our GAAP results and the reconciliations to corresponding GAAP financial measures within our discussion of consolidated performance, below, provide a more complete understanding of our business. We strongly encourage investors and shareholders to review our financial statements and publicly-filed reports in their entirety and not to rely on any single financial measure.

Business Strategy Update

In the first quarter of fiscal 2014, we continued to make progress on our Renew Blue priorities. Key indicators that we believe demonstrate this progress include: (1) a 16.3% increase in Domestic segment comparable online sales; (2) improving our Net Promoter Score, which is a metric we use to track customer service, by over 300 basis points; (3) reaching an agreement with Samsung to establish Samsung Experience Shops in our retail stores and beginning their roll-out; (4) negotiating rent reductions for a number of stores and closing one large-format store in the U.S.; and (5) eliminating an estimated $175 million in annualized selling, general and administrative expenses ("SG&A") and supply chain costs, in addition to the estimated $150 million of annualized costs we eliminated last quarter. In addition, we entered into a definitive agreement to sell our 50% interest in Best Buy Europe, as described in more detail below. In the second quarter, we expect to complete the rollout of the Samsung Experience Shops and make additional progress in our efforts to optimize the allocation of our retail floor space.

On April 29, 2013, we entered into an Implementation Agreement (the "Implementation Agreement") with Carphone Warehouse Group plc ("CPW") providing for the sale of our 50% interest in Best Buy Europe, our venture with CPW. Pursuant to the Implementation Agreement, we will exit Best Buy Europe and CPW will assume 100% ownership. The total purchase price provided for in the Implementation Agreement is £500 million, which is payable by CPW as: (1) £370 million in cash at closing; (2) £80 million by issuance of ordinary shares of CPW at closing, which are subject to certain restrictions and conditions as described in the Implementation Agreement; (3) £25 million, plus 2.5% interest per year, in cash on the first anniversary of closing; and (4) £25 million, plus 2.5% interest per year, in cash on the first anniversary of closing. At closing, we have agreed to pay CPW £29 million to terminate existing agreements between us and CPW.

The closing of the sale is subject to the approval of CPW shareholders, which is expected to take place in the second quarter of fiscal 2014, and certain European regulators. We expect the transaction to close in the second quarter of fiscal 2014.

Results of Operations

In order to align our fiscal reporting periods and comply with statutory filing requirements in certain foreign jurisdictions, we consolidate the financial results of our Europe, China and Mexico operations on a one-month lag. Our policy is to accelerate recording the effect of events occurring in the lag period that significantly affect our consolidated financial statements. Consistent with such consolidation, the financial and non-financial information presented in our MD&A relative to these operations is also presented on a one-month lag. Other than the sale of our Switzerland operations, as described in Note 2, Assets and Liabilities Held for Sale and Discontinued Operations, there were no significant intervening events which would have materially affected our financial condition, results of operations, liquidity, or other factors had they been recorded during the three months ended May 4, 2013.

Discontinued Operations Presentation

The results of Napster, our large-format Best Buy branded stores in China and our Best Buy Europe operations are presented as discontinued operations in our Consolidated Statements of Earnings. Unless otherwise stated, financial results discussed herein refer to our continuing operations.

Consolidated Performance Summary

Net earnings from continuing operations for the first quarter of fiscal 2014 declined 42.6% from the prior-year period. The decline was largely the result of the extra week of operations in the first quarter of fiscal 2013, which had 14 weeks compared to the standard 13-week quarter in fiscal 2014, as well as the shift in timing of pre-Super Bowl sales into the fourth quarter of fiscal 2013. In addition, the prior year large-format stores closures in the U.S. and Canada affected the comparison of results for the first quarter of fiscal 2014. A decline in comparable store sales and a reduction of gross profit rate due to investment in price competitiveness further contributed to the decrease in net earnings.

The following table presents selected consolidated financial data ($ in millions, except per share amounts):

	Three Months Ended
	May 4, 2013	May 5, 2012
Revenue	$9,380	$10,373
Revenue % growth (decline)	(9.6)%	3.4%
Comparable store sales % decline	(1.3)%	(5.2)%
Gross profit	$2,170	$2,584
Gross profit as a % of revenue(1)	23.1%	24.9%
SG&A	$1,996	$2,193
SG&A as a % of revenue(1)	21.3%	21.1%
Restructuring charges	$6	$127
Operating income	$168	$264
Operating income as % of revenue	1.8%	2.5%
Net earnings from continuing operations	$97	$169
Loss from discontinued operations(2)	$(178)	$(11)
Net earnings (loss) attributable to Best Buy Co., Inc.	$(81)	$158
Diluted earnings per share from continuing operations	$0.29	$0.49
Diluted earnings (loss) per share	$(0.24)	$0.46

(1)
Because retailers vary in how they record certain costs between cost of goods sold and SG&A, our gross profit rate and SG&A rate may not be comparable to other retailers’ corresponding rates. For additional information regarding costs classified in cost of goods sold and SG&A, refer to Note 1, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements included in our Transition Report on Form 10-K for the fiscal year ended February 2, 2013.

(2)	Includes both net loss from discontinued operations and net (earnings) loss from discontinued operations attributable to noncontrolling interests.

The components of the 9.6% revenue decrease for the first quarter of fiscal 2014 were as follows:

Three Months Ended
May 4, 2013
Extra week of revenue(1)	(7.1)%
Comparable store sales impact	(1.2)%
Net store changes	(1.2)%
Impact of foreign currency exchange rate fluctuations	(0.1)%
Total revenue decrease	(9.6)%

(1)
Represents the estimated incremental revenue associated with stores in our Domestic segment and Canada in the first three months of fiscal 2013, which had 14 weeks of activity, compared to 13 weeks in the first three months of fiscal 2014.

The gross profit rate decreased by 1.8% of revenue in the first quarter of fiscal 2014. Gross profit rate declines in our Domestic and International segments accounted for decreases of 1.6% and 0.2% of revenue, respectively. For further discussion of each segment’s gross profit rate changes, see Segment Performance Summary below.

The SG&A rate increased by 0.2% of revenue in the first quarter of fiscal 2014, attributable primarily to our Domestic segment. For further discussion of each segment’s SG&A rate changes, see Segment Performance Summary below.

We recorded restructuring charges of $6 million in the first quarter of fiscal 2014 related primarily to our International segment. We recorded $127 million of restructuring charges in the first quarter of fiscal 2013, all of which were recorded in our Domestic segment. These restructuring charges resulted in a decrease in our operating income in the first quarter of fiscal 2014 and 2013 of 0.1% and 1.2% of revenue, respectively. For further discussion of each segment’s restructuring charges, see Segment Performance Summary below.

Operating income decreased $96 million, or 36.4%, and our operating income rate decreased to 1.8% of revenue in the first quarter of fiscal 2014, compared to 2.5% of revenue in the first quarter of fiscal 2013. The decrease in operating income was primarily driven by the extra week of operations in fiscal 2013, store closures in fiscal 2013 and greater investment in price competitiveness in the first quarter of fiscal 2014.

Income Tax Expense

Income tax expense decreased to $49 million in the first quarter of fiscal 2014 compared to $70 million in the prior-year period, primarily as a result of a decrease in pre-tax earnings. Our effective income tax rate in the first quarter of fiscal 2014 was 33.4%, compared to a rate of 29.1% in the prior-year period. The lower rate in the prior year was primarily due to the resolution of a foreign tax matter in the prior-year period.

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

Discontinued Operations

The increase in loss from discontinued operations in the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013 was primarily the result of the non-cash impairment of our investment in Best Buy Europe and increased restructuring charges in the first quarter of fiscal 2014, partially offset by a gain on the sale of Best Buy Europe's fixed-line business in Switzerland. Refer to Note 2, Assets and Liabilities Held for Sale and Discontinued Operations, in the Notes to Condensed Consolidated Financial Statements for additional information.

Non-GAAP Financial Measures

The following table reconciles operating income, net earnings, and diluted earnings per share for the periods presented from continuing operations (GAAP financial measures) to adjusted operating income, adjusted net earnings and adjusted diluted earnings per share from continuing operations (non-GAAP financial measures) for the periods presented.

	Three Months Ended
	May 4, 2013	May 5, 2012
Operating income	$168	$264
Non-restructuring asset impairments	12	14
Restructuring charges	6	127
Adjusted operating income	$186	$405

Net earnings from continuing operations	$97	$169
After-tax impact of non-restructuring asset impairments	9	9
After-tax impact of restructuring charges	4	84
Adjusted net earnings from continuing operations	$110	$262

Diluted earnings per share from continuing operations	$0.29	$0.49
Per share impact of non-restructuring asset impairments	0.02	0.03
Per share impact of restructuring charges	0.01	0.24
Adjusted diluted earnings per share from continuing operations	$0.32	$0.76

Adjusted operating income decreased $219 million in the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013. The decrease was primarily driven by the extra week of operations in fiscal 2013, store closures in fiscal 2013 and greater investment in price competitiveness in the first quarter of fiscal 2014. These same factors contributed to the declines in adjusted net earnings from continuing operations and adjusted diluted earnings per share from continuing operations in the first quarter of fiscal 2014 compared to the prior-year period.

Segment Performance Summary

Domestic

The Domestic segment experienced a decline in revenue in the first quarter of fiscal 2014, which was primarily driven by the extra week of operations in the first quarter of fiscal 2013. The remainder of the decline was driven by the loss of revenue from 49 large-format stores closed in the prior year and a comparable store sales decline. Comparable store sales were negatively impacted by a shift of pre-Super Bowl sales into the fourth quarter of fiscal 2013 and a decision to reduce sales in certain non-

core businesses. The gross profit rate declined primarily due to a greater investment in price competitiveness, while SG&A expense declined as we continue to focus on controlling costs.

The following table presents selected financial data for the Domestic segment ($ in millions):

	Three Months Ended
	May 4, 2013	May 5, 2012
Revenue	$7,979	$8,822
Revenue % growth (decline)	(9.6)%	5.1%
Comparable store sales % decline	(1.1)%	(3.7)%
Gross profit	$1,871	$2,233
Gross profit as % of revenue	23.4%	25.3%
SG&A	$1,648	$1,811
SG&A as % of revenue	20.7%	20.5%
Restructuring charges	$1	$127
Operating income	$222	$295
Operating income as % of revenue	2.8%	3.3%

The components of our Domestic segment's 9.6% revenue decrease for the first quarter of fiscal 2014 were as follows:

Three Months Ended
May 4, 2013
Extra week of revenue(1)	(7.4)%
Net store changes	(1.2)%
Comparable store sales impact	(1.0)%
Total revenue decrease	(9.6)%

(1)
Represents the estimated incremental revenue associated with stores in our Domestic segment in the first three months of fiscal 2013, which had 14 weeks of activity, compared to 13 weeks in the first quarter of fiscal 2014.

The following table reconciles the number of Domestic stores open at the beginning and end of the first quarters of fiscal 2014 and 2013:

	Fiscal 2014				Fiscal 2013
	Total Stores at Beginning of First Quarter	Stores Opened	Stores Closed	Total Stores at End of First Quarter	Total Stores at Beginning of First Quarter	Stores Opened	Stores Closed	Total Stores at End of First Quarter
Best Buy	1,056	—	(1)	1,055	1,105	—	(2)	1,103
Best Buy Mobile stand-alone	409	11	(1)	419	283	43	—	326
Pacific Sales stand-alone	34	—	—	34	34	—	—	34
Magnolia Audio Video stand-alone	4	—	—	4	5	—	—	5
Total Domestic segment stores	1,503	11	(2)	1,512	1,427	43	(2)	1,468

The decrease in large-format Best Buy branded stores contributed to the majority of the total decrease in revenue associated with net store changes in the first quarter of fiscal 2014 compared to the prior-year period. The addition of small-format Best Buy Mobile stand-alone stores only partially offset the decrease, as the additional revenue they generate is lower due to their smaller square footage and limited category focus compared to our large-format stores. The impact of net store changes on our revenue is a result of store activity that is not included in comparable store sales due to store opening and closing activity, as well as stores opened in the prior year that are not included in comparable store sales due to the timing of their opening.

The following table presents the Domestic segment’s revenue mix percentages and comparable store sales percentage changes by revenue category in the first quarters of fiscal 2014 and 2013:

	Revenue Mix		Comparable Store Sales
	Three Months Ended		Three Months Ended
	May 4, 2013	May 5, 2012	May 4, 2013	May 5, 2012
Consumer Electronics(1)	30%	32%	(8.1)%	(7.2)%
Computing and Mobile Phones(1)	47%	45%	4.3%	4.8%
Entertainment	8%	9%	(17.2)%	(27.8)%
Appliances	7%	6%	12.0%	8.9%
Services	7%	7%	7.2%	(2.3)%
Other	1%	1%	n/a	n/a
Total	100%	100%	(1.1)%	(3.7)%

(1)
During the first quarter of fiscal 2014, e-Readers were moved from the "Consumer Electronics" revenue category to "Computing and Mobile Phones" to reflect the continued convergence of their features with tablets and other computing devices.

The following is a description of the notable comparable store sales changes in our Domestic segment by revenue category:

•
Consumer Electronics: The 8.1% comparable store sales decline was driven primarily by a decrease in the sales of televisions, digital imaging products and MP3 players and accessories. The decrease in television revenue was primarily due to a shift of pre-Super Bowl sales into the fourth quarter of fiscal 2013. The decrease in digital imaging products, particularly compact cameras and camcorders, and mp3 players and accessories was partially due to device convergence with smartphones and tablets.

•
Computing and Mobile Phones: The 4.3% comparable store sales gain primarily resulted from strong customer reaction to promotional offers for mobile phones and increased sales mix into higher-priced smartphones.

•
Entertainment: The 17.2% comparable store sales decline was driven by gaming primarily due to lower hardware sales as consumers await the launch of new gaming platforms expected in the fall of 2013 and weaker demand for gaming software.

•
Appliances: The 12.0% comparable store sales gain was a result of continued improvement in promotional effectiveness and implementation of operational improvements, including the addition of more Pacific Kitchen & Home store-within-a-store concepts.

•
Services: The 7.2% comparable store sales gain was primarily due to growth in repair services, as customer demand for mobile phone repair services more than offset declines in in-store computer repair volumes.

Our Domestic segment experienced a decrease in gross profit of $362 million, or 16.2%, in the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013. The decrease in gross profit was due to the impact of the extra week of operations in the first quarter of fiscal 2013 and a 1.9% of revenue decline in the gross profit rate. The decline in the gross profit rate resulted primarily from a greater investment in price competitiveness, including higher promotional activity in mobile phones and computing; higher inventory shrinkage; and increased product warranty-related costs. These impacts were partially offset by proceeds from legal settlements.

Our Domestic segment’s SG&A decreased $163 million, or 9.0%, in the first quarter of fiscal 2014 compared to the prior-year period. The decrease in SG&A was primarily driven by the extra week of operations in the first quarter of fiscal 2013. The 49 large-format store closures in fiscal 2013 and lower payroll and incentive compensation costs also contributed to the decrease. This decrease was partially offset by increased e-commerce costs and Best Buy Mobile stand-alone store openings.

Our Domestic segment recorded $1 million of restructuring charges in the first quarter of fiscal 2014. The restructuring charges consisted of property and equipment impairments related to our Renew Blue restructuring program. These restructuring charges had a minimal impact on our our operating income in the first quarter of fiscal 2014. Our Domestic segment recorded $127 million of restructuring charges in the first quarter of fiscal 2013, related to the closure of large-format Best Buy branded stores in the U.S. and changes to the store and corporate operating models. These restructuring charges resulted in a decrease in our operating income of 1.4% of revenue in the first quarter of fiscal 2013.

Our Domestic segment’s operating income in the first quarter of fiscal 2014 decreased by $73 million compared to the same period in the prior year. The decrease was due primarily to a decrease in revenue and gross profit as a result of the extra week of operations in the first quarter of fiscal 2013 and the closure of 49 large-format stores, as well as a decline in the gross profit rate. These factors were partially offset by a decrease in restructuring charges and lower SG&A.

International

Improving the performance of our International segment continues to be one of our key priorities for fiscal 2014. During the first quarter of fiscal 2014, we agreed to sell our 50% interest in Best Buy Europe to CPW, which, following completion, will allow us to simplify our business and increase return on invested capital. We remain focused on our International segment and have begun making progress in rolling out our Renew Blue priorities in the various remaining geographies. While we experienced negative comparable store sales for the segment due to ongoing competitive pressures in Canada, we experienced sequential improvements for the segment and positive comparable store sales in China. A higher mix of China revenue that carries a lower gross profit rate and a more promotional environment in China consistent with trends from last year, collectively led to a decline in our gross profit rate. Finally, reductions in SG&A spending due to prior year store closures and lower controllable expenses throughout the International segment helped to offset lower revenues and gross profit. Although we are still in the early phases of implementing Renew Blue priorities throughout the International segment, we believe the opportunity to improve our results continues to be significant.

The following table presents selected financial data for the International segment ($ in millions):

	Three Months Ended
	May 4, 2013	May 5, 2012
Revenue	$1,401	$1,551
Revenue % decline	(9.7)%	(5.2)%
Comparable store sales % decline	(2.8)%	(13.4)%
Gross profit	$299	$351
Gross profit as % of revenue	21.3%	22.6%
SG&A	$348	$382
SG&A as % of revenue	24.8%	24.6%
Restructuring charges	$5	$—
Operating loss	$(54)	$(31)
Operating loss as % of revenue	(3.9)%	(2.0)%

The components of our International segment's 9.7% revenue decrease for the first quarter of fiscal 2014 were as follows:

Three Months Ended
May 4, 2013
Extra week of revenue(1)	(5.0)%
Comparable store sales impact	(2.5)%
Net store changes	(1.2)%
Impact of foreign currency exchange rate fluctuations	(0.9)%
Non-comparable sales channels(2)	(0.1)%
Total revenue decrease	(9.7)%

(1)
Represents the estimated incremental revenue associated with stores in Canada in the first three months of fiscal 2013, which had 14 weeks of activity, compared to 13 weeks in the first quarter of fiscal 2014.

(2)
Non-comparable store sales channels primarily reflects the impact from revenue we earn from sales of merchandise to wholesalers and dealers, as well as other non-comparable sales channels not included within our comparable store sales calculation.

The following table reconciles the number of International stores open at the beginning and end of the first quarters of fiscal 2014 and 2013:

	Fiscal 2014				Fiscal 2013
	Total Stores at Beginning of First Quarter	Stores Opened	Stores Closed	Total Stores at End of First Quarter	Total Stores at Beginning of First Quarter	Stores Opened	Stores Closed	Total Stores at End of First Quarter
Canada
Future Shop	140	—	—	140	149	—	—	149
Best Buy	72	—	—	72	77	—	—	77
Best Buy Mobile stand-alone	49	5	—	54	29	7	—	36
China
Five Star	211	1	(4)	208	204	1	(1)	204
Mexico
Best Buy	14	—	—	14	8	—	—	8
Express	1	—	—	1	—	—	—	—
Total International segment stores	487	6	(4)	489	467	8	(1)	474

The closure of large-format stores in Canada in fiscal 2013 contributed the majority of the decrease in revenue associated with net store changes in our International segment. The addition of large-format stores in Mexico and small-format Best Buy Mobile stand-alone stores in Canada partially offset this decrease.

The following table presents revenue mix percentages and comparable store sales percentage changes for the International segment by revenue category in the first quarters of fiscal 2014 and 2013:

	Revenue Mix		Comparable Store Sales
	Three Months Ended		Three Months Ended
	May 4, 2013	May 5, 2012	May 4, 2013	May 5, 2012
Consumer Electronics(1)	30%	31%	(6.5)%	(18.1)%
Computing and Mobile Phones(1)	40%	41%	(3.5)%	(2.9)%
Entertainment	6%	7%	(14.1)%	(18.9)%
Appliances	19%	16%	11.2%	(26.2)%
Services	5%	5%	(4.4)%	(7.7)%
Other	< 1%	< 1%	n/a	n/a
Total	100%	100%	(2.8)%	(13.4)%

(1)
During the first quarter of fiscal 2014, e-Readers were moved from the "Consumer Electronics" revenue category to "Computing and Mobile Phones" to reflect the continued convergence of their features with tablets and other computing devices.

The following is a description of the notable comparable store sales changes in our International segment by revenue category:

•
Consumer Electronics: The 6.5% comparable store sales decline was driven primarily by a decrease in the sales of televisions in Canada at lower average selling prices, as well as declines in digital imaging products and MP3 players and accessories as a result of device convergence. These declines were partially offset by increased television sales in China.

•
Computing and Mobile Phones: The 3.5% comparable store sales decline resulted primarily from decreased notebook computer sales in Canada and China, partially offset by an increase in sales of mobile phones in Canada.

•
Entertainment: The 14.1% comparable store sales decline, principally in Canada, reflected decreases in sales of gaming due to fewer new software releases and the absence of new gaming platforms, similar to trends seen in the Domestic segment.

•	Appliances: The 11.2% comparable store sales gain was primarily due to an increase in sales of appliances in our Five Star operations due primarily to holiday promotions.

•
Services: The 4.4% comparable store sales decrease was primarily due to a decrease in sales of warranties in Canada driven by the comparable store sales decline and a change in product mix, particularly in televisions.

Our International segment experienced a gross profit decline of $52 million, or 14.8%, in the first quarter of fiscal 2014, primarily due to the extra week of operations in Canada during the first quarter of fiscal 2013, which had 14 weeks compared to 13 weeks in the current-year period and a decrease in gross profit rate. The decrease in gross profit rate was driven primarily by a higher mix of China revenue which carries a lower gross profit rate. Increased promotional activity in China also contributed to the decrease.

Our International segment’s SG&A decreased $34 million, or 8.9%, in the first quarter of fiscal 2014. The decrease in SG&A was driven by the extra week of operations in Canada during the first quarter of fiscal 2013, which had 14 weeks compared to 13 weeks in the current-year period, as well as savings from store closures in Canada and China and increased efforts to control expenses throughout the segment.

The International segment experienced a larger operating loss in the first quarters of fiscal 2014 compared to fiscal 2013 primarily due to the decrease in revenue and a decline in the gross profit rate, partially offset by a reduction in SG&A.

Liquidity and Capital Resources

We closely manage our liquidity and capital resources. Key variables we use to manage our liquidity requirements include the level of investment to support our growth strategies, capital expenditures, credit facilities and short-term borrowing arrangements and working capital management. Capital expenditures are a component of our cash flow and capital management strategy which, to a large extent, we can adjust in response to changes in our business environment and our changing strategic priorities. We plan to continue to exercise a disciplined approach to capital allocation.

On April 29, 2013, we entered into an agreement to sell our 50% interest in Best Buy Europe, subject to CPW shareholder approval. We expect the transaction to close in the second quarter of fiscal 2014, at which time we will receive cash consideration. In addition, we will receive deferred cash and ordinary shares of CPW, which we expect to convert to cash in the future. See Business Strategy Update section for further description of the transaction.

Summary

The following table summarizes our cash and cash equivalents balances at May 4, 2013, February 2, 2013 and May 5, 2012 ($ in millions):

	May 4, 2013(1)	February 2, 2013	May 5, 2012
Cash and cash equivalents	$908	$1,826	$1,386

The decrease in the balance of our cash and cash equivalents compared with May 5, 2012 and February 2, 2013 was primarily due to repayments of short-term debt in Europe and the classification of cash and cash equivalents held by Best Buy Europe within assets held for sale as of May 4, 2013.

Other Financial Measures

Our current ratio, calculated as current assets divided by current liabilities increased to 1.2 at the end of the first quarter of fiscal 2014, compared to 1.1 at the end of fiscal 2013 and at the end of the first quarter of fiscal 2013.

Our debt to net earnings ratio was (5.4) at the end of the first quarter of fiscal 2014, compared with (7.0) at the end of fiscal 2013, and 1.3 at the end of the first quarter of fiscal 2013, driven primarily by a net loss in the trailing twelve months as a result of the Best Buy Mobile buy-out and goodwill impairment charge in the fourth quarter of fiscal 2013 and a decline in the gross profit rate. Our adjusted debt to EBITDAR ratio, which includes capitalized operating lease obligations in its calculation, increased to 3.2 at the end of the first quarter of fiscal 2014, compared with 2.9 at the end of fiscal 2013, and 2.4 at the end of the first quarter of fiscal 2013, primarily due to decreased net earnings.

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

The following table presents a reconciliation of our debt to net earnings ratio and our adjusted debt to EBITDAR ratio ($ in millions):

	May 4, 2013(1)	February 2, 2013(1)	May 5, 2012(1)
Debt (including current portion)	$1,686	$1,694	$1,713
Capitalized operating lease obligations (8 times rental expense)(2)	7,631	7,684	7,744
Adjusted debt	$9,317	$9,378	$9,457

Net earnings (loss) including noncontrolling interests(3)	$(314)	$(243)	$1,293
Goodwill impairment	822	822	—
Interest expense, net	87	91	90
Income tax expense	303	324	624
Depreciation and amortization expense(4)	1,100	1,246	951
Rental expense	954	961	968
EBITDAR	$2,952	$3,201	$3,926

Debt to net earnings (loss) ratio	(5.4)	(7.0)	1.3
Adjusted debt to EBITDAR ratio	3.2	2.9	2.4

(1)	Debt is reflected as of the respective balance sheet dates, while rental expense and the other components of EBITDAR represent activity for the 12 months ended as of each of the respective dates.

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

(4)	Depreciation and amortization expense includes impairments of fixed assets, investments and intangible assets, as well as charges related to our restructuring activities.

Cash Flows

The following table summarizes our cash flows from total operations for the first quarter of fiscal 2014 and 2013 ($ in millions):

	Three Months Ended
	May 4, 2013	May 5, 2012
Total cash provided by (used in):
Operating activities	$(5)	$379
Investing activities	(116)	(94)
Financing activities	(641)	(305)
Effect of exchange rate changes on cash	7	5
Adjustment for fiscal year-end change	—	202
Increase (decrease) in cash and cash equivalents	$(755)	$187

The decrease in cash provided by (used in) operating activities in the first quarter of fiscal 2014 compared to the prior-year period was primarily due to lower operating income in fiscal 2014 (as discussed above in the Results of Operations section) and various working capital fluctuations.

The increase in cash used in investing activities in the first quarter of fiscal 2014 was primarily due to higher capital expenditures, primarily related to information technology.

The increase in cash used in financing activities in the first quarter of fiscal 2014 was primarily the result of the repayment of debt in Europe offset by the suspension of share repurchase activity at the end of the second quarter of fiscal 2013.

Share Repurchases and Dividends

In June 2011, our Board of Directors authorized a $5.0 billion share repurchase program. There is no expiration date governing the period over which we can repurchase shares under the June 2011 share repurchase program. We repurchased and retired 4.6 million shares of our common stock at a cost of $115 million during the first quarter of fiscal 2013. We have currently suspended our share repurchase program and did not repurchase any shares of our common stock during the first quarter of fiscal 2014. We have $4.0 billion available for future repurchases at May 4, 2013, under our June 2011 share repurchase program. Repurchased shares have been retired and constitute authorized but unissued shares.

During the first quarter of fiscal 2014, we declared and paid our regular quarterly cash dividend of $0.17 per common share, or $58 million in the aggregate. During the same period one year ago, we declared and paid a regular quarterly cash dividend of $0.16 per common share, or $55 million in the aggregate. As announced on May 22, 2013, our Board of Directors authorized payment of our next regular quarterly cash dividend of $0.17 per common share, payable on July 2, 2013, to shareholders of record as of the close of business on June 11, 2013.

Sources of Liquidity

Funds generated by operating activities, available cash and cash equivalents, and our credit facilities are our most significant sources of liquidity. We believe our sources of liquidity will be sufficient to sustain operations and to finance anticipated capital investments and strategic initiatives. However, in the event our liquidity is insufficient, we may be required to limit such spending. There can be no assurance that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under our existing credit facilities or obtain additional financing, if necessary, on favorable terms.

We have a $1.0 billion 364-Day senior unsecured revolving credit facility (the "364-Day Facility Agreement") and a $1.5 billion five-year senior unsecured revolving credit facility (the "Five-Year Facility Agreement") (collectively the "Agreements") with a syndicate of banks. The 364-Day Facility Agreement expires in August 2013 (subject to a one-year term-out option) and the Five-Year Facility Agreement expires in October 2016. At May 31, 2013, we had no borrowings outstanding under the Agreements.

We also have $255 million available under unsecured revolving credit and demand facilities related to our International segment operations. There were no borrowings outstanding at May 4, 2013.

Our ability to access our facilities is subject to our compliance with the terms and conditions of such facilities, including financial covenants. The financial covenants require us to maintain certain financial ratios. At May 4, 2013, we were in compliance with all such financial covenants. If an event of default were to occur with respect to any of our other debt, it would likely constitute an event of default under our facilities as well.

Our credit ratings and outlooks at May 31, 2013, are summarized below. On May 28, 2013, Moody's Investors Service, Inc. ("Moody's") reaffirmed its Baa2 long-term credit rating and changed its outlook from Developing to Negative. The ratings and outlook from Standard & Poor's Ratings Services ("Standard & Poor's) and Fitch Ratings Ltd. ("Fitch") remain consistent with those issued on November 21, 2012 and disclosed in our Transition Report on Form 10-K.

Rating Agency	Rating	Outlook
Fitch	BB-	Negative
Moody’s	Baa2	Negative
Standard & Poor’s	BB	Negative

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

Auction Rate Securities and Restricted Cash

At May 4, 2013, and May 5, 2012, we had $21 million and $66 million, respectively, invested in auction rate securities ("ARS") recorded at fair value within Short-term investments and Equity and other investments (long-term) in our Condensed Consolidated Balance Sheets. The majority of our ARS portfolio is rated AA/Aa2 or higher and collateralized by student loans, which are guaranteed 95% to 100% by the U.S. government. Due to the auction failures that began in February 2008, we have been unable to liquidate a portion of our ARS. The investment principal associated with our remaining ARS subject to failed auctions will not be accessible until successful auctions occur, a buyer is found outside of the auction process, the issuers establish a different form of financing to replace these securities or final payments are due according to the contractual maturities of the debt issues, which range from 10 to 29 years. We do not intend to sell our remaining ARS until we can recover the full principal amount through one of the means described above. In addition, we do not believe it is more likely than not we would be required to sell our remaining ARS until we can recover the full principal amount based on our other sources of liquidity.

Our liquidity also is affected by restricted cash balances that are pledged as collateral or restricted to use for vendor payables, general liability insurance, workers’ compensation insurance, and customer warranty and insurance programs. Restricted cash and cash equivalents, which are included in other current assets, were $287 million, $363 million and $415 million at May 4, 2013, February 2, 2013, and May 5, 2012, respectively. The decrease in restricted assets from the first quarter of fiscal 2013 and the end of fiscal 2013 was due to the classification of the restricted cash of Best Buy Europe as held for sale, as well as decreased cash reserve amounts within certain of our foreign operations.

Debt and Capital

At May 4, 2013, we had short-term debt outstanding under our various credit and demand facilities of $0 million, a decrease from $596 million at February 2, 2013 and from $306 million at May 5, 2012. The decrease from the end of fiscal 2013 as well as the first quarter of fiscal 2013 is due to the absence of our European revolving credit facility as a result of our agreement to sell Best Buy Europe, as described in Note 2, Assets and Liabilities Held for Sale.

U.S. Revolving Credit Facilities

We have a 364-Day Facility Agreement and a Five-Year Facility Agreement with JPMorgan Chase Bank, N.A. (“JPMorgan”), as administrative agent, and a syndicate of banks. The Agreements permit borrowings up to $2.5 billion (which may be increased to up to $3.0 billion at our option under certain circumstances) and a $300 million letter of credit sublimit. The 364-Day Facility Agreement expires in August 2013 (subject to a one-year term-out option) and the Five-Year Facility Agreement expires in October 2016. See Note 7, Debt, of Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further description of the 364-Day Facility Agreement. See Note 8, Debt, of the Notes to Consolidated Financial Statements included in our Transition Report on Form 10-K for the fiscal year ended February 2, 2013, for further description of the Five-Year Facility Agreement.

2013 Notes

We have $500 million principal amount of notes due July 15, 2013 (the “2013 Notes”). Prior to August 6, 2012, the 2013 Notes bore interest at a fixed rate of 6.75% per year. As a result of credit downgrades on August 6, 2012 and November 21, 2012, the 2013 Notes now bear interest at a fixed rate of 7.25%, effective July 16, 2012. Interest on the 2013 Notes is payable semi-annually on January 15 and July 15 of each year, beginning January 15, 2009. Net proceeds from the sale of the 2013 Notes were $496 million, after an initial issuance discount of $1 million and other transaction costs. See Note 8, Debt, of the Notes to Consolidated Financial Statements included in our Transition Report on Form 10-K for the fiscal year ended February 2, 2013, for further description of the 2013 Notes. We will evaluate various sources of liquidity available to us, including cash on hand, existing debt facilities or new sources of debt in order to repay the 2013 Notes when they mature in July 2013.

2016 and 2021 Notes

We have $350 million principal amount of notes due March 15, 2016 (the “2016 Notes”) and $650 million principal amount of notes due March 15, 2021 (the “2021 Notes”, and together with the 2016 Notes, the “Notes”). The 2016 Notes bear interest at a fixed rate of 3.75% per year, while the 2021 Notes bear interest at a fixed rate of 5.50% per year. Interest on the Notes is payable semi-annually on March 15 and September 15 of each year, beginning September 15, 2011. The Notes were issued at a slight discount to par, which when coupled with underwriting discounts of $6 million, resulted in net proceeds from the sale of the Notes of $990 million. See Note 8, Debt, of the Notes to Consolidated Financial Statements included in our Transition Report on Form 10-K for the fiscal year ended February 2, 2013, for further description of the 2016 and 2021 Notes.

Off-Balance-Sheet Arrangements and Contractual Obligations

Our liquidity is not dependent on the use of off-balance-sheet financing arrangements other than in connection with our operating leases.

There has been no material change in our contractual obligations other than as set forth above and in the ordinary course of business since the end of fiscal 2013. See our Transition Report on Form 10-K for the fiscal year ended February 2, 2013, for additional information regarding our off-balance-sheet arrangements and contractual obligations.

Significant Accounting Policies and Estimates

We describe our significant accounting policies in Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in our Transition Report on Form 10-K for the fiscal year ended February 2, 2013. We discuss our critical accounting estimates in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Transition Report on Form 10-K for the fiscal year ended February 2, 2013. There has been no significant change in our significant accounting policies or critical accounting estimates since the end of fiscal 2013.

Safe Harbor Statement Under the Private Securities Litigation Reform Act

Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), provide a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their companies. With the exception of historical information, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements and may be identified by the use of words such as “anticipate,” “believe,” “assume,” “estimate,” “expect,” “intend,” “outlook,” “plan,” “project,” and other words and terms of similar meaning. Such statements reflect our current view with respect to future market conditions, company performance and financial results, business prospects, new strategies, the competitive environment and other events. These statements are subject to certain risks and uncertainties that could cause our future results to differ materially from the anticipated results expressed in such forward-looking statements. Readers should review Item 1A, Risk Factors, of our Transition Report on Form 10-K for the fiscal year ended February 2, 2013, for a description of important factors that could cause our actual results to differ materially from those contemplated by the forward-looking statements made in this Quarterly Report on Form 10-Q. Among the factors that could cause our actual results and outcomes to differ materially from those contained in such forward-looking statements are the following: general economic conditions, changes in consumer preferences, credit market constraints, acquisitions and development of new businesses, divestitures and dispositions generally, uncertainties regarding the expected benefits from and effects of the sale of our 50% interest in Best Buy Europe, risks associated with the ability of CPW to obtain shareholder approval of such sale and the parties' ability to satisfy other conditions and terms of such sale, and to execute such sale in the estimated time frame, if at all, product availability, sales volumes, pricing actions and promotional activities of competitors, profit margins, weather, natural or man-made disasters, changes in law or regulations, foreign currency fluctuation, availability of suitable real estate locations, our ability to react to a disaster recovery situation, the impact of labor markets and new product introductions on our overall profitability, failure to achieve anticipated benefits of announced transactions, integration challenges relating to new ventures and unanticipated costs associated with previously announced or future restructuring activities.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In addition to the risks inherent in our operations, we are exposed to certain market risks, including adverse changes in foreign currency exchange rates and interest rates.

Foreign Currency Exchange Rate Risk

We have market risk arising from changes in foreign currency exchange rates related to our International segment operations. On a limited basis, we utilize foreign exchange forward contracts to manage foreign currency exposure to certain forecast inventory purchases, revenue streams and recognized receivable and payable balances. Our primary objective in holding derivatives is to reduce the volatility of net earnings and cash flows associated with changes in foreign currency exchange rates. Our foreign currency risk management strategy includes derivatives that are not designated as hedging instruments, which generally have terms up to six months. The aggregate notional amount and fair value recorded on our Condensed Consolidated Balance Sheets related to our foreign exchange forward and swap contracts outstanding from continuing operations was $51 million and $(1) million, respectively, at May 4, 2013. The amount recorded in our Consolidated Statements of Earnings from continuing operations related to all contracts settled and outstanding was a gain of $1 million in the first quarter of fiscal 2014.

As described in Note 2, Assets and Liabilities Held for Sale and Discontinued Operations, we entered into a deal-contingent forward contract in conjunction with our agreement to sell our 50% interest in Best Buy Europe. The aggregate notional amount and fair value recorded on our Condensed Consolidated Balance Sheets related to this transaction was $708 million and $(4) million, respectively, at May 4, 2013. The amount recorded in our Consolidated Statements of Earnings in Loss from discontinued operations from this outstanding contract was a loss of $4 million in the first quarter of fiscal 2014. See Note 8, Derivative Instruments, of Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information regarding our derivative instruments.

The strength of the U.S. dollar compared to the Canadian Dollar since the end of the first quarter of fiscal 2013 has had a negative overall impact on our revenue as the foreign denominations translated into less U.S. dollars. The weakness of the U.S. dollar compared to the Chinese Yuan and Mexican Peso partially offset the overall negative impact on revenue from the Canadian Dollar. It is not possible to determine the exact impact of foreign currency exchange rate fluctuations; however, the effect on reported revenue and net earnings can be estimated. We estimate that foreign currency exchange rate fluctuations had a negative impact on our revenue of approximately $14 million and minimal impact on our net earnings in the first quarter of fiscal 2014.

Interest Rate Risk

Short- and long-term debt

At May 4, 2013, our short- and long-term debt was comprised primarily of credit facilities and our 2013 Notes, 2016 Notes and 2021 Notes. We currently do not manage the interest rate risk on our debt through the use of derivative instruments.

Our credit facilities’ interest rates may be reset due to fluctuations in a market-based index, such as the federal funds rate, the LIBOR, or the base rate or prime rate of our lenders. A hypothetical 100-basis-point change in the interest rates on the outstanding balance of our credit facilities as of May 4, 2013, would have no impact on our annual pre-tax earnings, as we had no borrowings outstanding under credit facilities.

There is no interest rate risk associated with our 2016 Notes or 2021 Notes, as the interest rates are fixed at 3.75% and 5.50%, respectively, per annum. The interest rate on our 2013 Notes is subject to change based on our credit ratings and had a fixed interest rate of 7.25% at May 4, 2013.

Long-term investments in debt securities

At May 4, 2013, we held $21 million of long-term investments in debt securities, which were comprised of ARS. These investments are not subject to material interest rate risk. A hypothetical 100-basis point change in the interest rates on our ARS investments as of May 4, 2013, would have an immaterial impact our annual pre-tax earnings. We do not manage interest rate risk on our investments in debt securities through the use of derivative instruments.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), at May 4, 2013. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at May 4, 2013, our disclosure controls and procedures were effective.

There was no change in internal control over financial reporting during the fiscal quarter ended May 4, 2013, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Securities Actions

In February 2011, a purported class action lawsuit captioned, IBEW Local 98 Pension Fund, individually and on behalf of all others similarly situated v. Best Buy Co., Inc., et al., was filed against us and certain of our executive officers in the U.S. District Court for the District of Minnesota. This federal court action alleges, among other things, that we and the officers named in the complaint violated Sections 10(b) and 20A of the Exchange Act and Rule 10b-5 under the Exchange Act in connection with press releases and other statements relating to our fiscal 2011 earnings guidance that had been made available to the public. Additionally, in March 2011, a similar purported class action was filed by a single shareholder, Rene LeBlanc, against us and certain of our executive officers in the same court. In July 2011, after consolidation of the IBEW Local 98 Pension Fund and Rene LeBlanc actions, a consolidated complaint captioned, IBEW Local 98 Pension Fund v. Best Buy Co., Inc., et al., was filed and served. We filed a motion to dismiss the consolidated complaint in September 2011, and in March 2012, subsequent to the end of fiscal 2012, the court issued a decision dismissing the action with prejudice. In April 2012, the plaintiffs filed a motion to alter or amend the court's decision on our motion to dismiss. In October 2012, the court granted plaintiff's motion to alter or amend the court's decision on our motion to dismiss in part by vacating such decision and giving plaintiff leave to file an amended complaint, which plaintiff did in October 2012. We filed a motion to dismiss the amended complaint in November 2012 and all responsive pleadings were filed in December 2012. A hearing was held on April 26, 2013. The court's decision remains pending.

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

LCD Action

On October 8, 2010, we filed a lawsuit captioned Best Buy Co., Inc., et al. v. AU Optronics Corp., et al. in the United States District Court for the Northern District of California. We allege that the defendants engaged in price fixing in violation of antitrust regulations and conspired to control the supply of TFT-LCD panels. The trial is scheduled to begin on July 22, 2013, and we are in active settlement discussions with certain defendants scheduled for trial.

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

2.1
Implementation Agreement, dated April 29, 2013, by and among Best Buy Co., Inc., Best Buy UK Holdings LP, Best Buy Distributions Limited, New BBED Limited and Carphone Warehouse Group plc (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Best Buy Co., Inc. on April 30, 2013)

10.1
Letter Agreement, dated March 25, 2013, between Best Buy Co., Inc. and Richard M. Schulze (incorporated herein by reference to Exhibit 99.2 to the Current Report on Form 8-K filed by Best Buy Co., Inc. on March 25, 2013)

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

101
The following financial information from our Quarterly Report on Form 10-Q for the first quarter of fiscal 2014, filed with the SEC on June 7, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets at May 4, 2013; February 2, 2013; and May 5, 2012, 2012, (ii) the Consolidated Statements of Earnings for the three months ended May 4, 2013, and May 5, 2012, (iii) the Consolidated Statements of Comprehensive income for the three months ended May 4, 2013, and May 5, 2012, (iv) the Consolidated Statements of Cash Flows for the three months ended May 4, 2013, and May 5, 2012, (v) the Consolidated Statements of Changes in Shareholders’ Equity for the three months ended May 4, 2013, and May 5, 2012, and (vi) the Notes to Condensed Consolidated Financial Statements.

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

BEST BUY CO., INC.
(Registrant)

Date: June 7, 2013	By:	/s/ HUBERT JOLY
Hubert Joly
President and Chief Executive Officer
(duly authorized and principal executive officer)

Date: June 7, 2013	By:	/s/ SHARON L. McCOLLAM
Sharon L. McCollam
Chief Administrative Officer and Chief Financial Officer
(duly authorized and principal financial officer)

Date: June 7, 2013	By:	/s/ SUSAN S. GRAFTON
Susan S. Grafton
Senior Vice President, Controller
and Chief Accounting Officer
(duly authorized and principal accounting officer)