Form 10-Q
period 2013-08-03
BEST BUY CO INC
filed 2013-09-09
CIK 764478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 3, 2013

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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, $.10 Par Value — 341,510,429 shares outstanding as of September 3, 2013.

BEST BUY CO., INC.
FORM 10-Q FOR THE QUARTER ENDED AUGUST 3, 2013

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BEST BUY CO., INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
($ in millions)
(Unaudited)

	August 3, 2013	February 2, 2013	August 4, 2012
CURRENT ASSETS
Cash and cash equivalents	$1,910	$1,826	$680
Receivables	1,188	2,704	2,135
Merchandise inventories	5,437	6,571	6,299
Other current assets	879	946	1,070
Total current assets	9,414	12,047	10,184

PROPERTY AND EQUIPMENT, NET	2,744	3,270	3,407

GOODWILL	528	528	1,342

TRADENAMES, NET	103	131	130

CUSTOMER RELATIONSHIPS, NET	74	203	221

EQUITY AND OTHER INVESTMENTS	59	86	91

OTHER ASSETS	362	522	474

TOTAL ASSETS	$13,284	$16,787	$15,849

NOTE:  The Consolidated Balance Sheet as of February 2, 2013, has been condensed from the audited consolidated financial statements.

See Notes to Condensed Consolidated Financial Statements.

BEST BUY CO., INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
($ in millions)
(Unaudited)

	August 3, 2013	February 2, 2013	August 4, 2012
CURRENT LIABILITIES
Accounts payable	$4,968	$6,951	$6,055
Unredeemed gift card liabilities	358	428	385
Accrued compensation and related expenses	343	520	464
Accrued liabilities	1,185	1,639	1,476
Accrued income taxes	130	129	7
Short-term debt	—	596	519
Current portion of long-term debt	44	547	542
Total current liabilities	7,028	10,810	9,448

LONG-TERM LIABILITIES	1,017	1,109	1,125

LONG-TERM DEBT	1,634	1,153	1,165

EQUITY
Best Buy Co., Inc. shareholders’ equity
Preferred stock, $1.00 par value: Authorized — 400,000 shares; Issued and outstanding — none	—	—	—
Common stock, $0.10 par value: Authorized — 1.0 billion shares; Issued and outstanding — 340,967,000, 338,276,000 and 336,530,000 shares, respectively	34	34	34
Additional paid-in capital	109	54	—
Retained earnings	2,930	2,861	3,395
Accumulated other comprehensive income	529	112	86
Total Best Buy Co., Inc. shareholders’ equity	3,602	3,061	3,515
Noncontrolling interests	3	654	596
Total equity	3,605	3,715	4,111

TOTAL LIABILITIES AND EQUITY	$13,284	$16,787	$15,849

NOTE:  The Consolidated Balance Sheet as of February 2, 2013, has been condensed from the audited consolidated financial statements.

See Notes to Condensed Consolidated Financial Statements.

BEST BUY CO., INC.
CONSOLIDATED STATEMENTS OF EARNINGS
($ in millions, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	August 3, 2013	August 4, 2012	August 3, 2013	August 4, 2012
Revenue	$9,300	$9,339	$18,680	$19,712
Cost of goods sold	6,831	7,078	14,041	14,867
Gross profit	2,469	2,261	4,639	4,845
Selling, general and administrative expenses	2,049	2,082	4,045	4,275
Restructuring charges	7	91	13	218
Operating income	413	88	581	352
Other income (expense)
Gain on sale of investments	14	—	14	—
Investment income and other	5	2	10	5
Interest expense	(26)	(26)	(53)	(54)
Earnings from continuing operations before income tax expense	406	64	552	303
Income tax expense	169	33	218	103
Net earnings from continuing operations	237	31	334	200
Gain (loss) from discontinued operations (Note 2), net of tax benefit of $38, $17, $24 and $20	11	(38)	(159)	(55)
Net earnings (loss) including noncontrolling interests	248	(7)	175	145
Net loss from discontinued operations attributable to noncontrolling interests	18	19	10	25
Net earnings attributable to Best Buy Co., Inc. shareholders	$266	$12	$185	$170

Basic earnings (loss) per share attributable to Best Buy Co., Inc. shareholders
Continuing operations	$0.69	$0.09	$0.98	$0.59
Discontinued operations	0.09	(0.05)	(0.44)	(0.09)
Basic earnings per share	$0.78	$0.04	$0.54	$0.50

Diluted earnings (loss) per share attributable to Best Buy Co., Inc. shareholders
Continuing operations	$0.69	$0.09	$0.97	$0.59
Discontinued operations	0.08	(0.05)	(0.43)	(0.09)
Diluted earnings per share	$0.77	$0.04	$0.54	$0.50

Dividends declared per common share	$0.17	$0.16	$0.34	$0.32

Weighted-average common shares outstanding (in millions)
Basic	340.4	338.2	339.7	340.3
Diluted	344.4	338.6	343.0	341.0

See Notes to Condensed Consolidated Financial Statements.

BEST BUY CO., INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	August 3, 2013	August 4, 2012	August 3, 2013	August 4, 2012
Net earnings (loss) including noncontrolling interests	$248	$(7)	$175	$145
Foreign currency translation adjustments	(41)	(34)	(104)	9
Unrealized gain (loss) on available-for-sale investments	(3)	2	—	3
Reclassification of foreign currency translation adjustments into earnings due to sale of business	654	—	654	—
Reclassification of losses on available-for-sale investments into earnings	2	—	2	—
Comprehensive income (loss) including noncontrolling interests	860	(39)	727	157
Comprehensive (income) loss attributable to noncontrolling interests	(147)	39	(125)	25
Comprehensive income attributable to Best Buy Co., Inc. shareholders	$713	$—	$602	$182

See Notes to Condensed Consolidated Financial Statements.

BEST BUY CO., INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED AUGUST 3, 2013, AND AUGUST 4, 2012
($ and shares in millions)
(Unaudited)

	Best Buy Co., Inc.
	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Best Buy Co., Inc.	Non- controlling Interests	Total
Balances at February 2, 2013	338	$34	$54	$2,861	$112	$3,061	$654	$3,715
Net earnings (loss), six months ended August 3, 2013	—	—	—	185	—	185	(10)	175
Foreign currency translation adjustments	—	—	—	—	(93)	(93)	(11)	(104)
Unrealized gains (losses) on available-for-sale investments	—	—	—	—	1	1	(1)	—
Sale of noncontrolling interest	—	—	—	—	—	—	(776)	(776)
Reclassification of foreign currency translation adjustments into earnings	—	—	—	—	508	508	146	654
Reclassification of losses on available-for-sale investments into earnings	—	—	—	—	1	1	1	2
Stock-based compensation	—	—	48	—	—	48	—	48
Restricted stock vested and stock options exercised	2	—	14	—	—	14	—	14
Issuance of common stock under employee stock purchase plan	1	—	8	—	—	8	—	8
Tax deficit from stock options canceled or exercised, restricted stock vesting and employee stock purchase plan	—	—	(15)	—	—	(15)	—	(15)
Common stock dividends, $0.34 per share	—	—	—	(116)	—	(116)	—	(116)
Balances at August 3, 2013	341	$34	$109	$2,930	$529	$3,602	$3	$3,605

Balances at March 3, 2012	341	$34	$—	$3,621	$90	$3,745	$621	$4,366
Adjustment for fiscal year-end change (Note 1)	5	—	—	(108)	(16)	(124)	—	(124)
Balances at January 28, 2012	346	34	—	3,513	74	3,621	621	4,242
Net earnings (loss), six months ended August 4, 2012	—	—	—	170	—	170	(25)	145
Foreign currency translation adjustments	—	—	—	—	9	9	—	9
Unrealized gains on available-for-sale investments	—	—	—	—	3	3	—	3
Stock-based compensation	—	—	64	—	—	64	—	64
Stock options exercised	1	—	1	—	—	1	—	1
Issuance of common stock under employee stock purchase plan	1	—	14	—	—	14	—	14
Tax deficit from stock options exercised, restricted stock vesting and employee stock purchase plan	—	—	(15)	(8)	—	(23)	—	(23)
Common stock dividends, $0.32 per share	—	—	—	(107)	—	(107)	—	(107)
Repurchase and retirement of common stock	(11)	—	(64)	(173)	—	(237)	—	(237)
Balances at August 4, 2012	337	$34	$—	$3,395	$86	$3,515	$596	$4,111

See Notes to Condensed Consolidated Financial Statements.

BEST BUY CO., INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)
(Unaudited)

	Six Months Ended
	August 3, 2013	August 4, 2012
OPERATING ACTIVITIES
Net earnings including noncontrolling interests	$175	$145
Adjustments to reconcile net earnings including noncontrolling interests to total cash provided by (used in) operating activities:
Depreciation	375	445
Amortization of definite-lived intangible assets	12	20
Restructuring charges	113	223
Loss on sale of business, net	123	—
Stock-based compensation	45	64
Deferred income taxes	(3)	(88)
Other, net	15	21
Changes in operating assets and liabilities
Receivables	145	300
Merchandise inventories	569	512
Other assets	(59)	(139)
Accounts payable	(1,114)	(834)
Other liabilities	(392)	(575)
Income taxes	15	(316)
Total cash provided by (used in) operating activities	19	(222)

INVESTING ACTIVITIES
Additions to property and equipment	(301)	(316)
Purchases of investments	(3)	(11)
Sales of investments	36	64
Proceeds from sale of business, net of cash transferred upon sale	67	25
Acquisition of business, net of cash acquired	—	(30)
Change in restricted assets	—	73
Other, net	(2)	—
Total cash used in investing activities	(203)	(195)

FINANCING ACTIVITIES
Repurchase of common stock	—	(255)
Borrowings of debt	2,414	592
Repayments of debt	(2,021)	(569)
Dividends paid	(116)	(109)
Issuance of common stock under employee stock purchase plan and for the exercise of stock options	22	15
Other, net	(7)	(8)
Total cash provided by (used in) financing activities	292	(334)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(24)	30

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS BEFORE ADJUSTMENT	84	(721)

ADJUSTMENT FOR FISCAL YEAR-END CHANGE (NOTE 1)	—	202

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AFTER ADJUSTMENT	84	(519)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,826	1,199

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,910	$680
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

Sale of Best Buy Europe

During the first quarter of fiscal 2014, we entered into a definitive agreement with Carphone Warehouse Group plc ("CPW") to sell our 50% ownership interest in Best Buy Europe to CPW. On June 26, 2013, the sale was completed. As a result, beginning in the first quarter of fiscal 2014, Best Buy Europe is presented as discontinued operations and its results of operations are included in discontinued operations. Prior periods presented have been retrospectively adjusted accordingly. See Note 2, Discontinued Operations, for further information.

On June 21, 2013, we filed a Current Report on Form 8-K (the “June 21st Form 8-K”) to recast certain financial information included in our Transition Report on Form 10-K for the transition period from March 4, 2012, to February 2, 2013, to reflect the results of Best Buy Europe as discontinued operations.

Description of Business

Historically, we have realized more of our revenue and a large portion of our earnings in the fiscal fourth quarter, which includes the majority of the holiday shopping season in the U.S., Canada and Mexico, than in any other fiscal quarter. Due to the seasonal nature of our business, interim results are not necessarily indicative of results for the entire fiscal year. The interim financial statements and the related notes in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and related notes included in our Transition Report on Form 10-K for the fiscal year ended February 2, 2013, and the recast financial information included in the June 21st Form 8-K. The first six months of fiscal 2014 and fiscal 2013 included 26 weeks and 27 weeks, respectively.

Beginning in the first quarter of fiscal 2013, we changed our fiscal year-end from the Saturday nearest the end of February to the Saturday nearest the end of January. As a result of this change, our fiscal year 2013 was an 11-month transition period ending on February 2, 2013. The results for the six months ended August 4, 2012, include our fiscal month ended March 3, 2012, for operations that are not reported on a lag (primarily our Domestic segment and Canadian operations), which were also included in our results for the fiscal year ended March 3, 2012, included in our fiscal 2012 Form 10-K. See Note 2, Fiscal Year-end Change, in the Notes to Consolidated Financial Statements included in our Transition Report on Form 10-K for the fiscal year ended February 2, 2013, and the recast financial information included in the June 21st Form 8-K, for additional information regarding our fiscal year-end change.

In order to align our fiscal reporting periods and comply with statutory filing requirements in certain foreign jurisdictions, we consolidate the financial results of our China and Mexico operations on a one-month lag. Our policy is to accelerate recording the effect of events occurring in the lag period that significantly affect our consolidated financial statements. No such events were identified for this period.

In preparing the accompanying condensed consolidated financial statements, we evaluated the period from August 4, 2013, through the date the financial statements were issued, for material subsequent events requiring recognition or disclosure. Other than the matter described in Note 13, Contingencies, no such events were identified for this period.

2.	Discontinued Operations

On June 26, 2013, we completed the sale of our 50% ownership interest in Best Buy Europe to CPW in return for the following consideration upon closing: net cash of £341 million ($526 million); £80 million ($123 million) of ordinary shares of CPW; £25 million ($39 million), plus 2.5% interest, to be paid by CPW on June 26, 2014; and £25 million ($39 million), plus 2.5% interest, to be paid by CPW on June 26, 2015. We subsequently sold the ordinary shares of CPW for $123 million on July 3, 2013.

The composition of assets and liabilities disposed of on June 26, 2013, as a result of the sale of Best Buy Europe was as follows ($ in millions):

June 26, 2013
Cash and cash equivalents	$597
Receivables	1,295
Merchandise inventories	554
Other current assets	168
Property and equipment, net	159
Other assets	316
Total assets	3,089

Accounts payable	790
Short-term debt	973
Other current liabilities	1,145
Long-term liabilities	65
Total liabilities	2,973

Discontinued operations are comprised of: (i) Napster operations within our Domestic segment; (ii) large-format Best Buy branded store operations in China within our International segment; and (iii) Best Buy Europe operations within our International segment. The presentation of discontinued operations has been retrospectively applied to all prior periods presented.

The financial results of discontinued operations for the three and six months ended August 3, 2013, and August 4, 2012, were as follows ($ in millions):

	Three Months Ended		Six Months Ended
	August 3, 2013	August 4, 2012	August 3, 2013	August 4, 2012
Revenue	$1,252	$1,209	$2,682	$2,453

Restructuring charges(1)	47	(1)	100	5

Loss from discontinued operations before income tax benefit	(51)	(53)	(235)	(72)
Income tax benefit(2)	38	17	24	20
Gain on sale of discontinued operations	24	—	52	—
Equity in loss of affiliates	—	(2)	—	(3)
Net gain (loss) from discontinued operations, including noncontrolling interests	11	(38)	(159)	(55)
Net loss from discontinued operations attributable to noncontrolling interests	18	19	10	25
Net gain (loss) from discontinued operations attributable to Best Buy Co., Inc. shareholders	$29	$(19)	$(149)	$(30)

(1)	See Note 6, Restructuring Charges, for further discussion of the restructuring charges associated with discontinued operations.

(2)
Income tax benefit for the three months ended August 3, 2013, includes a $27 million benefit related to a tax allocation between continuing and discontinued operations. The fiscal 2014 effective tax rate for discontinued operations differs from the statutory tax rate primarily due to the previously mentioned tax allocation, restructuring charges and the impairment of our investment in Best Buy Europe. The restructuring charges and impairment generally included no related tax benefit. The deferred tax assets related to the restructuring charges generally resulted in an increase in the valuation allowance in an equal amount, of which the investment impairment is not tax deductible.

3.	Investments

Investments were comprised of the following ($ in millions):

	August 3, 2013	February 2, 2013	August 4, 2012
Equity and other investments
Debt securities (auction rate securities)	$16	$21	$22
Marketable equity securities	4	27	3
Other investments	39	38	66
Total equity and other investments	$59	$86	$91

Debt Securities

Our debt securities are comprised of auction rate securities (“ARS”). We classify our investments in ARS as available-for-sale and carry them at fair value. Due to persistent failed auctions and the uncertainty of when these investments could be liquidated at par, we have classified all of our investments in ARS as non-current assets within Equity and Other Investments in our Condensed Consolidated Balance Sheets as of August 3, 2013, February 2, 2013, and August 4, 2012. At August 3, 2013, our entire remaining ARS portfolio of five investments, comprised primarily of student loan bonds with an aggregate par value of $17 million, was subject to failed auctions.

We sold $5 million of ARS at par during the second quarter of fiscal 2014. We do not intend to sell our remaining ARS until we can recover the full principal amount. In addition, we do not believe it is more likely than not that we would be required to sell our remaining ARS until we can recover the full principal amount based on our other sources of liquidity. We evaluated our entire ARS portfolio of $17 million (par value) for impairment at August 3, 2013, based primarily on the methodology described in Note 4, Fair Value Measurements. As a result of this review, we determined that the fair value of our ARS portfolio at August 3, 2013 was $16 million. Accordingly, a $1 million pre-tax unrealized loss is recognized in accumulated other comprehensive income.

We had $0 million, $1 million, and $1 million of unrealized loss, net of tax, recorded in accumulated other comprehensive income at August 3, 2013, February 2, 2013, and August 4, 2012, respectively, related to our investments in debt securities.

Marketable Equity Securities

We invest in marketable equity securities and classify them as available-for-sale. Investments in marketable equity securities are classified as non-current assets within Equity and Other Investments in our Condensed Consolidated Balance Sheets and are reported at fair value based on quoted market prices. Our investments in marketable equity securities were $4 million, $27 million, and $3 million at August 3, 2013, February 2, 2013, and August 4, 2012, respectively.

We review all investments for other-than-temporary impairment at least quarterly or as indicators of impairment exist. Indicators of impairment include the duration and severity of the decline in fair value, as well as the intent and ability to hold the investment to allow for a recovery in the market value of the investment. In addition, we consider qualitative factors that include, but are not limited to: (i) the financial condition and business plans of the investee, including its future earnings potential; (ii) the investee’s credit rating; and (iii) the current and expected market and industry conditions in which the investee operates. If a decline in the fair value of an investment is deemed by management to be other-than-temporary, the cost basis of the investment is written down to fair value, and the amount of the write-down is included in net earnings.

All unrealized holding gains or losses related to our investments in marketable equity securities are reflected net of tax in accumulated other comprehensive income in shareholders’ equity. The total unrealized gain, net of tax, included in accumulated other comprehensive income was $1 million, $3 million, and $1 million at August 3, 2013, February 2, 2013, and August 4, 2012, respectively.

Other Investments

The aggregate carrying values of investments accounted for using either the cost method or the equity method at August 3, 2013, February 2, 2013, and August 4, 2012 were $39 million, $38 million, and $66 million, respectively.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair value hierarchy requires the use of observable market data when available. In instances where the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following tables set forth by level within the fair value hierarchy, our financial assets and liabilities that were accounted for at fair value on a recurring basis at August 3, 2013, February 2, 2013, and August 4, 2012, according to the valuation techniques we used to determine their fair values ($ in millions).

		Fair Value Measurements Using Inputs Considered as
	Fair Value at August 3, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS
Cash and cash equivalents
Money market funds	$334	$334	$—	$—
Other current assets
Foreign currency derivative instruments	1	—	1	—
Equity and other investments
Auction rate securities	16	—	—	16
Marketable equity securities	4	4	—	—

		Fair Value Measurements Using Inputs Considered as
	Fair Value at February 2, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS
Cash and cash equivalents
Money market funds	$520	$520	$—	$—
Other current assets
Foreign currency derivative instruments	1	—	1	—
Equity and other investments
Auction rate securities	21	—	—	21
Marketable equity securities	27	27	—	—

		Fair Value Measurements Using Inputs Considered as
	Fair Value at August 4, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS
Other current assets
Money market funds (restricted assets)	$62	$62	$—	$—
U.S. Treasury bills (restricted assets)	30	30	—	—
Equity and other investments
Auction rate securities	22	—	—	22
Marketable equity securities	3	3	—	—

LIABILITIES
Accrued liabilities
Foreign currency derivative instruments	2	—	2	—

The following tables provide a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis in the tables above that used significant unobservable inputs (Level 3) for the three and six months ended August 3, 2013, and the three and five months ended August 4, 2012 ($ in millions).

	Debt securities- Auction rate securities only
	Student loan bonds	Municipal revenue bonds	Total
Balances at May 4, 2013	$19	$2	$21
Sales	(5)	—	(5)
Balances at August 3, 2013	$14	$2	$16

	Debt securities- Auction rate securities only
	Student loan bonds	Municipal revenue bonds	Total
Balances at February 2, 2013	$19	$2	$21
Sales	(5)	—	(5)
Balances at August 3, 2013	$14	$2	$16

	Debt securities- Auction rate securities only
	Student loan bonds	Municipal revenue bonds	Total
Balances at May 5, 2012	$64	$2	$66
Changes in unrealized losses included in other comprehensive income	3	—	3
Sales	(47)	—	(47)
Balances at August 4, 2012	$20	$2	$22

	Debt securities- Auction rate securities only
	Student loan bonds	Municipal revenue bonds	Total
Balances at March 3, 2012	$80	$2	$82
Changes in unrealized losses included in other comprehensive income	4	—	4
Sales	(64)	—	(64)
Balances at August 4, 2012	$20	$2	$22

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

With the exception of fixed asset impairments associated with our agreement to sell our interest in Best Buy Europe and our restructuring activities described in Note 6, Restructuring Charges, we had no significant remeasurements of such assets or liabilities to fair value during the six months ended August 3, 2013, and August 4, 2012.

The following table summarizes the fair value remeasurements recorded during the six months ended August 3, 2013, and August 4, 2012 ($ in millions):

	Six Months Ended		Six Months Ended
	August 3, 2013		August 4, 2012
	Impairments	Remaining Net Carrying Value	Impairments	Remaining Net Carrying Value
Continuing operations
Property and equipment	$3	$—	$29	$—
Discontinued operations(1)
Property and equipment(2)	220	—	—	—
Tradename	4	—	—	—
Total discontinued operations	$224	$—	$—	$—

(1)	Property and equipment and tradename impairments associated with discontinued operations are recorded within Gain (loss) from discontinued operations in our Consolidated Statements of Earnings.

(2)
Includes the $175 million impairment to write down the book value of our investment in Best Buy Europe to fair value. Upon completion of the sale of Best Buy Europe as described in Note 2, Discontinued Operations, the remaining net carrying values of all assets have been reduced to zero.

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

The changes in the carrying values of goodwill and indefinite-lived tradenames by segment were as follows for the six months ended August 3, 2013, and the five months ended August 4, 2012 ($ in millions):

	Goodwill			Indefinite-lived Tradenames
	Domestic	International	Total	Domestic	International	Total
Balances at February 2, 2013	$528	$—	$528	$19	$112	$131
Changes in foreign currency exchange rates	—	—	—	—	(2)	(2)
Sale of Best Buy Europe	—	—	—	—	(22)	(22)
Impairments	—	—	—	—	(4)	(4)
Balances at August 3, 2013	$528	$—	$528	$19	$84	$103

	Goodwill			Indefinite-lived Tradenames
	Domestic	International	Total	Domestic	International	Total
Balances at March 3, 2012	$516	$819	$1,335	$19	$111	$130
Changes in foreign currency exchange rates	—	(7)	(7)	—	—	—
Acquisitions	14	—	14	—	—	—
Balances at August 4, 2012	$530	$812	$1,342	$19	$111	$130

The following table provides the gross carrying amount of goodwill and cumulative goodwill impairment losses ($ in millions):

	August 3, 2013		February 2, 2013		August 4, 2012
	Gross Carrying Amount(1)	Cumulative Impairment(1)	Gross Carrying Amount	Cumulative Impairment	Gross Carrying Amount	Cumulative Impairment
Goodwill	$1,412	$(884)	$2,608	$(2,080)	$2,603	$(1,261)

(1)	Excludes the gross carrying amount and cumulative impairment related to Best Buy Europe, which was sold during the quarter ended August 3, 2013.

The following table provides the gross carrying amount and accumulated amortization of definite-lived intangible assets ($ in millions):

	August 3, 2013		February 2, 2013		August 4, 2012
	Gross Carrying Amount(1)	Accumulated Amortization(1)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$83	$(9)	$475	$(272)	$465	$(244)

(1)	Excludes the gross carrying amount and accumulated amortization related to Best Buy Europe, which was sold during the quarter ended August 3, 2013.

Total amortization expense for the three months ended August 3, 2013, and August 4, 2012, was $7 million and $10 million, respectively, of which $6 million and $8 million, respectively, has been included in the results of discontinued operations. Total amortization expense for the six months ended August 3, 2013, and August 4, 2012, was $12 million and $20 million, respectively, of which $9 million and $17 million, respectively, has been included in the results of discontinued operations. The estimated future amortization expense for identifiable intangible assets is as follows ($ in millions):

Fiscal Year
Remainder of fiscal 2014	$3
2015	6
2016	6
2017	6
2018	6
Thereafter	47

6.	Restructuring Charges

Summary

Restructuring charges incurred in the six months ended August 3, 2013, and August 4, 2012, for our restructuring activities were as follows ($ in millions):

	Six Months Ended
	August 3, 2013	August 4, 2012
Continuing operations
Renew Blue	$21	$—
Fiscal 2013 U.S. restructuring	(8)	224
Fiscal 2012 restructuring	—	6
Fiscal 2011 restructuring	—	(12)
Total	13	218
Discontinued operations
Fiscal 2013 Europe restructuring	95	—
Fiscal 2012 restructuring	5	3
Fiscal 2011 restructuring	—	2
Total (Note 2)	100	5
Total	$113	$223

Renew Blue

In the fourth quarter of fiscal 2013, we began implementing initiatives intended to reduce costs and improve operating performance. These initiatives included focusing on core business activities, reducing headcount and optimizing our real estate portfolio. These cost reduction initiatives represent one of the six Renew Blue priorities for fiscal 2014. We incurred $21 million of restructuring charges related to Renew Blue initiatives during the first six months of fiscal 2014, primarily comprised of employee termination benefits, facility closure costs, and property and equipment impairments. We expect to continue to implement Renew Blue initiatives throughout fiscal 2014, as we further analyze our operations and strategies.

All restructuring charges related to this program are from continuing operations and are presented in Restructuring charges in our Consolidated Statements of Earnings. The composition of the restructuring charges we incurred for this program in the six months ended August 3, 2013, as well as the cumulative amount incurred through August 3, 2013, was as follows ($ in millions):

	Domestic		International		Total
	Six Months Ended August 3, 2013	Cumulative Amount through August 3, 2013	Six Months Ended August 3, 2013	Cumulative Amount through August 3, 2013	Six Months Ended August 3, 2013	Cumulative Amount through August 3, 2013
Continuing operations
Inventory write-downs	$—	$1	$—	$—	$—	$1
Property and equipment impairments	2	9	1	24	3	33
Termination benefits	8	54	6	15	14	69
Investment impairments	—	27	—	—	—	27
Facility closure and other costs	—	3	4	59	4	62
Total	$10	$94	$11	$98	$21	$192

The following table summarizes our restructuring accrual activity during the six months ended August 3, 2013, related to termination benefits and facility closure and other costs associated with this program ($ in millions):

	Termination Benefits	Facility Closure and Other Costs	Total
Balance at February 2, 2013	$54	$54	$108
Charges	15	9	24
Cash payments	(53)	(11)	(64)
Adjustments	(5)	8	3
Changes in foreign currency exchange rates	—	(3)	(3)
Balance at August 3, 2013	$11	$57	$68

Fiscal 2013 Europe Restructuring

In the third quarter of fiscal 2013, we initiated a series of actions to restructure our Best Buy Europe operations in our International segment intended to improve operating performance. All restructuring charges related to this program are reported within Gain (loss) from discontinued operations in our Consolidated Statements of Earnings as a result of the sale of our 50% ownership interest in Best Buy Europe. Refer to Note 2, Discontinued Operations. We incurred $95 million of restructuring charges in the first six months of fiscal 2014, consisting primarily of property and equipment impairments and employee termination benefits. Given the sale of Best Buy Europe, we do not expect to incur additional restructuring charges related to this program.

The composition of the restructuring charges we incurred for this program in the six months ended August 3, 2013, as well as the cumulative amount incurred through August 3, 2013, was as follows ($ in millions):

	Six Months Ended August 3, 2013	Cumulative Amount through August 3, 2013
Discontinued operations
Inventory write-downs	$7	$7
Property and equipment impairments	45	57
Termination benefits	36	55
Tradename impairments	4	4
Facility closure and other costs	3	8
Total	$95	$131

The following table summarizes our restructuring accrual activity during the six months ended August 3, 2013, related to termination benefits and facility closure and other costs associated with this program ($ in millions):

	Termination Benefits	Facility Closure and Other Costs	Total
Balance at February 2, 2013	$—	$5	$5
Charges	36	2	38
Cash payments	(2)	(7)	(9)
Adjustments(1)	(34)	—	(34)
Balance at August 3, 2013	$—	$—	$—

(1)	Represents the remaining liability written off as a result of the sale of Best Buy Europe, as described in Note 2, Discontinued Operations.

Fiscal 2013 U.S. Restructuring

In the first quarter of fiscal 2013, we initiated a series of actions to restructure operations in our Domestic segment intended to improve operating performance. The actions included closure of 49 large-format Best Buy branded stores in the U.S. and changes to the store and corporate operating models. The costs of implementing the changes are primarily comprised of facility closure costs, employee termination benefits, and property and equipment (primarily store fixtures) impairments. We recognized a reduction to restructuring charges of $8 million in the six months ended August 3, 2013, as a result of the buyout of a lease for less than the remaining vacant space liability. In the six months ended August 4, 2012, we incurred $224 million of charges consisting primarily of facility closure and other costs, termination benefits, and property and equipment impairments. We do not expect to incur further material restructuring charges related to this program, with the exception of lease payments for vacated stores which will continue until leases expire or are terminated.

The restructuring charges related to this program are from continuing operations and are presented in Restructuring charges in our Consolidated Statements of Earnings. The composition of the restructuring charges we incurred for this program in the six months ended August 3, 2013, and August 4, 2012, as well as the cumulative amount incurred through August 3, 2013, was as follows ($ in millions):

	Six Months Ended		Cumulative Amount through August 3, 2013
	August 3, 2013	August 4, 2012
Continuing operations
Property and equipment impairments	$—	$27	$29
Termination benefits	—	81	77
Facility closure and other costs	(8)	116	143
Total	$(8)	$224	$249

The following table summarizes our restructuring accrual activity during the six months ended August 3, 2013, and the five months ended August 4, 2012, related to termination benefits and facility closure and other costs associated with this program ($ in millions):

	Termination Benefits	Facility Closure and Other Costs	Total
Balance at February 2, 2013	$4	$113	$117
Charges	—	3	3
Cash payments	(2)	(31)	(33)
Adjustments	(2)	(13)	(15)
Balance at August 3, 2013	$—	$72	$72

	Termination Benefits	Facility Closure and Other Costs	Total
Balance at March 3, 2012	$—	$—	$—
Charges	107	116	223
Cash payments	(35)	(2)	(37)
Adjustments	(27)	(6)	(33)
Balance at August 4, 2012	$45	$108	$153

Fiscal 2012 Restructuring

In the third quarter of fiscal 2012, we implemented a series of actions to restructure operations in our Domestic and International segments. The actions within our Domestic segment included a decision to modify our strategy for certain mobile broadband offerings. In our International segment, we closed our large-format Best Buy branded stores in the U.K. and impaired certain information technology assets supporting the restructured operations. All restructuring charges directly related to the large-format Best Buy branded stores in the U.K. are reported within Gain (loss) from discontinued operations in our Consolidated Statements of Earnings. Refer to Note 2, Discontinued Operations. All other restructuring charges related to this program are from continuing operations and are presented in Restructuring charges in our Consolidated Statements of Earnings.

We incurred $5 million of charges related to this program in the first six months of fiscal 2014, representing a change in sublease assumptions. In the first six months of fiscal 2013, we incurred $9 million of charges, comprised primarily of facility closure and other costs. We do not expect to incur further material restructuring charges related to this program in either our Domestic or International segments, as we have substantially completed these restructuring activities.

The composition of the restructuring charges we incurred for this program in the six months ended August 3, 2013, and August 4, 2012, as well as the cumulative amount incurred through August 3, 2013, was as follows ($ in millions):

	Domestic			International			Total
	Six Months Ended		Cumulative Amount through August 3, 2013	Six Months Ended		Cumulative Amount through August 3, 2013	Six Months Ended		Cumulative Amount through August 3, 2013
	August 3, 2013	August 4, 2012		August 3, 2013	August 4, 2012		August 3, 2013	August 4, 2012
Continuing operations
Property and equipment impairments	$—	$1	$17	$—	$—	$15	$—	$1	$32
Termination benefits	—	—	1	—	—	—	—	—	1
Facility closure and other costs	—	5	5	—	—	—	—	5	5
Total	—	6	23	—	—	15	—	6	38
Discontinued operations
Inventory write-downs	—	—	—	—	—	11	—	—	11
Property and equipment impairments	—	—	—	—	—	96	—	—	96
Termination benefits	—	—	—	—	1	17	—	1	17
Facility closure and other costs	—	—	—	5	2	84	5	2	84
Total	—	—	—	5	3	208	5	3	208
Total	$—	$6	$23	$5	$3	$223	$5	$9	$246

The following table summarizes our restructuring accrual activity during the six months ended August 3, 2013, and the five months ended August 4, 2012, related to termination benefits and facility closure and other costs associated with this program ($ in millions):

Facility Closure and Other Costs
Balance at February 2, 2013	$36
Cash payments	(33)
Adjustments(1)	(1)
Changes in foreign currency exchange rates	(2)
Balance at August 3, 2013	$—

(1)
Included within Adjustments is a $5 million charge related to a change in sublease assumptions, offset by a $(6) million adjustment to write off the remaining liability as a result of the sale of Best Buy Europe, as described in Note 2, Discontinued Operations.

	Termination Benefits	Facility Closure and Other Costs(1)	Total
Balance at March 3, 2012	$17	$85	$102
Charges	1	2	3
Cash payments	(17)	(77)	(94)
Adjustments	—	34	34
Changes in foreign currency exchange rates	—	2	2
Balance at August 4, 2012	$1	$46	$47

(1)
Included within Adjustments to facility closure and other costs is $34 million from the first quarter of fiscal 2013, representing an adjustment to exclude non-cash charges or benefits, which had no impact on our Consolidated Statements of Earnings in the first quarter of fiscal 2013.

Fiscal 2011 Restructuring

In the fourth quarter of fiscal 2011, we implemented a series of actions to restructure operations in our Domestic and International segments in order to improve performance and enhance customer service. The restructuring actions included plans to improve supply chain and operational efficiencies in our Domestic segment's operations, primarily focused on modifications to our distribution channels and exit from certain digital delivery services within our entertainment product category. During the first six months of fiscal 2013, we recorded a net reduction to restructuring charges of $10 million, which related primarily to our Domestic segment. The net reduction was largely the result of a gain recorded on the sale of a previously impaired distribution facility and equipment during the first quarter of fiscal 2013 (previously impaired through restructuring charges), partially offset by charges associated with the exit from certain digital delivery services within our entertainment product category. We have completed activities under this plan.

7.    Debt

Short-Term Debt

Short-term debt consisted of the following ($ in millions):

	August 3, 2013	February 2, 2013	August 4, 2012
U.S. revolving credit facility – 364-Day	$—	$—	$—
U.S. revolving credit facility – 5-Year	—	—	—
Europe revolving credit facility(1)	—	596	519
Canada revolving demand facility	—	—	—
China revolving demand facilities	—	—	—
Total short-term debt	$—	$596	$519

(1)	Short-term debt associated with the Europe revolving credit facility is related to our Best Buy Europe operations, which we sold on June 26, 2013, as described in Note 2, Discontinued Operations.

U.S. Revolving Credit Facility

On June 25, 2013, we entered into a $500 million 364-day senior unsecured revolving credit facility agreement (the "364-Day Facility Agreement") with a syndicate of lenders. The 364-Day Facility Agreement replaces the previous $1.0 billion senior unsecured revolving credit facility with a syndicate of banks, including JPMorgan acting as administrative agent, which was originally scheduled to expire on August 30, 2013, but was terminated on June 25, 2013.

The interest rate under the 364-Day Facility Agreement is variable and is determined at the registrant's option as either: (i) the sum of (a) the greatest of (1) JPMorgan's prime rate, (2) the federal funds rate plus 0.5%, and (3) the one-month London Interbank Offered Rate (“LIBOR”) plus 1%, and (b) a variable margin rate (the “ABR Margin”); or (ii) the LIBOR plus a variable margin rate (the “LIBOR Margin”). In addition, a facility fee is assessed on the commitment amount. The ABR Margin, LIBOR Margin and the facility fee are based upon our current senior unsecured debt rating by Standard and Poor's Rating Services and Moody's Investors Services, Inc. Under the 364-Day Facility Agreement, the ABR Margin ranges from 0.0% to 0.6%, the LIBOR Margin ranges from 0.925% to 1.6%, and the facility fee ranges from 0.075% to 0.275%.

Long-Term Debt

Long-term debt consisted of the following ($ in millions):

	August 3, 2013	February 2, 2013	August 4, 2012
2013 Notes	$—	$500	$500
2016 Notes	349	349	349
2018 Notes	500	—	—
2021 Notes	648	648	648
Financing lease obligations	109	122	136
Capital lease obligations	71	80	73
Other debt	1	1	1
Total long-term debt	1,678	1,700	1,707
Less: current portion(1)	(44)	(547)	(542)
Total long-term debt, less current portion	$1,634	$1,153	$1,165

(1)	Our 2013 Notes due July 15, 2013, which were retired on July 15, 2013, are classified in the current portion of long-term debt as of February 2, 2013, and August 4, 2012.

2013 Notes

We retired our $500 million principal amount of notes plus accrued interest when they matured on July 15, 2013, using available cash.

2018 Notes

On July 16, 2013, we completed the sale of $500 million principal amount of notes due August 1, 2018 (the “2018 Notes”). The 2018 Notes bear interest at a fixed rate of 5.00% per year, payable semi-annually on February 1 and August 1 of each year, beginning on February 1, 2014. Net proceeds from the sale of the 2018 Notes were $495 million, after underwriting and issue discounts totaling $5 million.

We may redeem some or all of the 2018 Notes at any time, at a redemption price equal to the greater of (1) 100% of the principal amount of the 2018 Notes to be redeemed and (2) the sum of the present values of each remaining scheduled payment of principal and interest on the 2018 Notes to be redeemed discounted to the redemption date on a semi-annual basis at the Treasury Rate plus 50 basis points.

The 2018 Notes are unsecured and unsubordinated obligations and rank equally with all of our other unsecured and unsubordinated debt. The 2018 Notes contain covenants that, among other things, limit our ability and the ability of our subsidiaries to incur debt secured by liens and enter into sale and lease-back transactions.

Other

The fair value of long-term debt approximated $1,673 million, $1,652 million, and $1,669 million at August 3, 2013, February 2, 2013, and August 4, 2012, respectively, based primarily on the market prices quoted from external sources, compared with carrying values of $1,678 million, $1,700 million, and $1,707 million, respectively. If long-term debt was measured at fair value in the financial statements, it would be classified primarily as Level 1 in the fair value hierarchy.

See Note 8, Debt, in the Notes to Consolidated Financial Statements included in our Transition Report on Form 10-K for the fiscal year ended February 2, 2013, and the recast financial information included in the June 21st Form 8-K, for additional information regarding the terms of our debt facilities, debt instruments and other obligations.

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

Derivatives Not Designated as Hedging Instruments

Derivatives not designated as hedging instruments include foreign currency forward contracts used to manage the impact of fluctuations in foreign currency exchange rates relative to recognized receivable and payable balances denominated in non-functional currencies, and on certain forecast inventory purchases denominated in non-functional currencies. The contracts generally have terms of up to 12 months. These derivative instruments are not designated in hedging relationships and, therefore, we record gains and losses on these contracts directly to net earnings. At August 3, 2013, the notional amount of these instruments was $123 million and the effect of these instruments on our Consolidated Statements of Earnings for the three and six months ended August 3, 2013, was a gain recognized in Selling, general and administrative expenses of $5 million and $6 million, respectively.

In conjunction with our agreement to sell our 50% ownership interest in Best Buy Europe as described in Note 2, Discontinued Operations, we entered into a deal-contingent foreign currency forward contract to hedge £455 million of the total £471 million of net proceeds. The contract was settled in cash following the completion of the sale on June 26, 2013. The effect of this instrument on our Consolidated Statements of Earnings for the three and six months ended August 3, 2013, was a $3 million gain and a $2 million loss, respectively, recognized in Gain (loss) from discontinued operations.

Summary of Derivative Balances

The following table presents the notional amounts of our foreign currency exchange contracts ($ in millions):

	Notional Amount
Contract Type	August 3, 2013	February 2, 2013	August 4, 2012
Derivatives not designated as hedging instruments	$123	$173	$153

9.	Earnings per Share

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

The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings per share from continuing operations attributable to Best Buy Co., Inc. shareholders ($ and shares in millions):

	Three Months Ended		Six Months Ended
	August 3, 2013	August 4, 2012	August 3, 2013	August 4, 2012
Numerator
Net earnings from continuing operations attributable to Best Buy Co., Inc. shareholders	$237	$31	$334	$200

Denominator
Weighted-average common shares outstanding	340.4	338.2	339.7	340.3
Effect of potentially dilutive securities:
Nonvested share awards	4.0	0.4	3.3	0.7
Weighted-average common shares outstanding, assuming dilution	344.4	338.6	343.0	341.0

Net earnings per share from continuing operations attributable to Best Buy Co., Inc. shareholders
Basic	$0.69	$0.09	$0.98	$0.59
Diluted	$0.69	$0.09	$0.97	$0.59

The computation of weighted-average common shares outstanding, assuming dilution, excluded options to purchase 19.2 million and 29.7 million shares of our common stock for the three months ended August 3, 2013, and August 4, 2012, respectively, and options to purchase 21.7 million and 29.3 million shares of our common stock for the six months ended August 3, 2013, and August 4, 2012, respectively. These amounts were excluded as the options’ exercise prices were greater than the average market price of our common stock for the periods presented and, therefore, the effect would be anti-dilutive (i.e., including such options would result in higher earnings per share).

10.	Comprehensive Income

The following tables provide a reconciliation of the components of accumulated other comprehensive income, net of tax, attributable to Best Buy Co., Inc. shareholders for the three and six months ended August 3, 2013, and August 4, 2012, respectively ($ in millions):

	Foreign Currency Translation	Available-For-Sale Investments	Total
Balances at May 4, 2013	$80	$2	$82
Foreign currency translation adjustments	(60)	—	(60)
Reclassification of foreign currency translation adjustments into earnings due to sale of business	508	—	508
Unrealized losses on available-for-sale investments	—	(2)	(2)
Reclassification of losses on available-for-sale investments into earnings	—	1	1
Balances at August 3, 2013	$528	$1	$529

	Foreign Currency Translation	Available-For-Sale Investments	Total
Balances at February 2, 2013	$113	$(1)	$112
Foreign currency translation adjustments	(93)	—	(93)
Reclassification of foreign currency translation adjustments into earnings	508	—	508
Unrealized gains on available-for-sale investments	—	1	1
Reclassification of losses on available-for-sale investments into earnings	—	1	1
Balances at August 3, 2013	$528	$1	$529

	Foreign Currency Translation	Available-For-Sale Investments	Total
Balances at May 5, 2012	$101	$(3)	$98
Foreign currency translation adjustments	(14)	—	(14)
Unrealized gains on available-for-sale investments	—	2	2
Balances at August 4, 2012	$87	$(1)	$86

	Foreign Currency Translation	Available-For-Sale Investments	Total
Balances at March 3, 2012	$93	$(3)	$90
Adjustment for fiscal year-end change	(15)	(1)	(16)
Balances at January 28, 2012	78	(4)	74
Foreign currency translation adjustments	9	—	9
Unrealized gains on available-for-sale investments	—	3	3
Balances at August 4, 2012	$87	$(1)	$86

There is no tax impact related to foreign currency translation adjustments, as the earnings are considered permanently reinvested. In addition, there were no material tax impacts related to gains or losses on available-for-sale investments in the periods presented.

11.	Repurchase of Common Stock

In June 2011, our Board of Directors authorized a $5.0 billion share repurchase program. There is no expiration date governing the period over which we can repurchase shares under the June 2011 share repurchase program. For the three and six months ended August 4, 2012, we repurchased 6.3 million and 10.9 million shares, respectively, of our common stock at a cost of $122 million and $237 million, respectively. No shares were repurchased during the three or six months ended August 3, 2013.

At August 3, 2013, $4.0 billion remained available for additional purchases under the June 2011 share repurchase program. Repurchased shares have been retired and constitute authorized but unissued shares. We have currently suspended our share repurchase program.

12.	Segments

Our chief operating decision maker ("CODM") is our Chief Executive Officer. Our business is organized into two segments: Domestic (which is comprised of all operations within the United States and its territories) and International (which is comprised of all operations outside the United States and its territories). Our CODM has ultimate responsibility for enterprise decisions. Our CODM determines, in particular, resource allocation for, and monitors the performance of, the consolidated enterprise, the Domestic segment and the International segment. Segment managers for the Domestic segment and the International segment have responsibility for operating decisions, allocating resources and assessing performance within their respective segments. Our CODM relies on internal management reporting that analyzes enterprise and segment results to the operating income level.

We do not aggregate our operating segments, so our operating segments also represent our reportable segments. The accounting policies of the segments are the same as those described in Note 1, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements included in our Transition Report on Form 10-K for the fiscal year ended February 2, 2013, and the recast financial information included in the June 21st Form 8-K.

Revenue by reportable segment was as follows ($ in millions):

	Three Months Ended		Six Months Ended
	August 3, 2013	August 4, 2012	August 3, 2013	August 4, 2012
Domestic	$7,809	$7,803	$15,788	$16,625
International	1,491	1,536	2,892	3,087
Total revenue	$9,300	$9,339	$18,680	$19,712

Operating income by reportable segment and the reconciliation to earnings from continuing operations before income tax expense were as follows ($ in millions):

	Three Months Ended		Six Months Ended
	August 3, 2013	August 4, 2012	August 3, 2013	August 4, 2012
Domestic	$420	$83	$642	$378
International	(7)	5	(61)	(26)
Total operating income	413	88	581	352
Other income (expense)
Gain on sale of investments	14	—	14	—
Investment income and other	5	2	10	5
Interest expense	(26)	(26)	(53)	(54)
Earnings from continuing operations before income tax expense	$406	$64	$552	$303

Assets by reportable segment were as follows ($ in millions):

	August 3, 2013	February 2, 2013	August 4, 2012
Domestic	$10,606	$10,874	$9,884
International	2,678	5,913	5,965
Total assets	$13,284	$16,787	$15,849

13.	Contingencies

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

Securities Actions

In February 2011, a purported class action lawsuit captioned, IBEW Local 98 Pension Fund, individually and on behalf of all others similarly situated v. Best Buy Co., Inc., et al., was filed against us and certain of our executive officers in the U.S. District Court for the District of Minnesota. This federal court action alleges, among other things, that we and the officers named in the complaint violated Sections 10(b) and 20A of the Exchange Act and Rule 10b-5 under the Exchange Act in connection with press releases and other statements relating to our fiscal 2011 earnings guidance that had been made available to the public. Additionally, in March 2011, a similar purported class action was filed by a single shareholder, Rene LeBlanc, against us and certain of our executive officers in the same court. In July 2011, after consolidation of the IBEW Local 98 Pension Fund and Rene LeBlanc actions, a consolidated complaint captioned, IBEW Local 98 Pension Fund v. Best Buy Co., Inc., et al., was filed and served. We filed a motion to dismiss the consolidated complaint in September 2011, and in March 2012, subsequent to the end of fiscal 2012, the court issued a decision dismissing the action with prejudice. In April 2012, the plaintiffs filed a motion to alter or amend the court's decision on our motion to dismiss. In October 2012, the court granted plaintiff's motion to alter or amend the court's decision on our motion to dismiss in part by vacating such decision and giving plaintiff leave to file an amended complaint, which plaintiff did in October 2012. We filed a motion to dismiss the amended complaint in November 2012 and all responsive pleadings were filed in December 2012. A hearing was held on April 26, 2013. On August 5, 2013, the court issued an order granting our motion to dismiss in part and, contrary to its March 2012 order, denying the motion to dismiss in part, holding that certain of the statements alleged to have been made were not forward-looking statements and therefore were not subject to the “safe-harbor” provisions of the Private Securities Litigation Reform Act (PSLRA). The court has set a pre-trial conference in this case for September 24, 2013. We continue to believe that these allegations are without merit and intend to vigorously defend our company in this matter.

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

The plaintiffs in the above securities actions seek damages, including interest, equitable relief and reimbursement of the costs and expenses they incurred in the lawsuits. As stated above, we believe the allegations in the above securities actions are without merit, and we intend to defend these actions vigorously. Based on our assessment of the facts underlying the claims in the above securities actions, their respective procedural litigation history, and the degree to which we intend to defend our company in these matters, the amount or range of reasonably possible losses, if any, cannot be estimated.

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

LCD Action

On October 8, 2010, we filed a lawsuit captioned Best Buy Co., Inc., et al. v. AU Optronics Corp., et al. in the United States District Court for the Northern District of California. We allege that the defendants engaged in price fixing in violation of antitrust regulations and conspired to control the supply of TFT-LCD panels. During the second quarter of fiscal 2014, we entered into binding settlement agreements with multiple defendants. Under the terms of the settlement agreements, we will receive specified payments in accordance with specified schedules, and there are no performance obligations or other contingencies associated with our right to receive the specified payments. Settlement proceeds of $264 million were recognized during the second quarter in Cost of goods sold. In addition, associated legal expenses of $35 million were recorded in Selling, general and administrative expenses. As of August 3, 2013, $38 million of the gross settlement proceeds had been received, with the remaining $226 million recorded as short-term or long-term receivables.

On July 22, 2013, trial commenced against the remaining named defendants. On September 3, 2013, a jury found that HannStar Display, Co. knowingly participated in a conspiracy to fix prices for TFT-LCD panels and found damages in the amount of $7.5 million. In addition, the jury found that Toshiba Corp. did not knowingly participate in the alleged conspiracy. We are considering all options in regard to the verdict, but we currently do not expect to receive amounts in addition to the settlements reached in the current and prior quarters.

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

Our MD&A should be read in conjunction with our Transition Report on Form 10-K for the fiscal year ended February 2, 2013, and the recast financial information included in the Current Report on Form 8-K filed on June 21, 2013 (the "June 21st Form 8-K) to recast certain financial information to reflect the results of Best Buy Europe as discontinued operations, as well as our reports on Forms 10-Q and 8-K and other publicly available information. All amounts herein are unaudited.

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

Our business, like that of many retailers, is seasonal. Historically, we have realized more of our revenue and earnings in the fiscal fourth quarter, which includes the majority of the holiday shopping season in the U.S., Canada and Mexico. While consumers view some of the products and services we offer as essential, others are viewed as discretionary. Consequently, our financial results are susceptible to changes in consumer confidence and other macroeconomic factors, including unemployment, consumer credit availability, and the condition of the housing market. Consumer confidence and macroeconomic trends continue to be uncertain, making customer traffic and spending patterns difficult to predict. Additionally, there are other factors that directly impact our performance, such as product life-cycles (including the introduction and pace of adoption of new technology) and the competitive retail environment. As a result of these factors, predicting our future revenue and net earnings is difficult. However, we remain confident that our differentiated value proposition continues to be valued by the consumer. Our value proposition is to offer: (1) the latest devices and services, all in one place; (2) knowledgeable, impartial advice; (3) competitive prices; (4) the consumer's ability to shop Best Buy wherever and whenever they like; and (5) technical and warranty support for the life of the product.

Revenue growth, along with disciplined capital allocation and expense control, remain key priorities for us as we navigate through the current environment and work to grow our return on invested capital.

Beginning in the first quarter of fiscal 2013, we changed our fiscal year-end from the Saturday nearest the end of February to the Saturday nearest the end of January. As a result of this change, our fiscal year 2013 was an 11-month transition period ending on February 2, 2013. The results for the six months ended August 4, 2012 include our fiscal month ended March 3, 2012 for operations that are not reported on a lag (primarily our Domestic segment and Canadian operations), which were also included in our results for the fiscal year ended March 2, 2012, included in our fiscal 2012 Form 10-K. See Note 2, Fiscal Year-end Change, in the Notes to Consolidated Financial Statements included in our Transition Report on Form 10-K for the fiscal year ended February 2, 2013, and the recast financial information included in the June 21st Form 8-K, for additional information regarding our fiscal year-end change.

Throughout this MD&A, we refer to comparable store sales. Comparable store sales is a commonly used metric in the retail industry, which compares revenue for a particular period with the corresponding period in the prior year, excluding the impact of sales from new stores opened. Our comparable store sales is comprised of revenue from stores operating for at least 14 full months, as well as revenue related to call centers, websites, and our other comparable sales channels. Revenue we earn from sales of merchandise to wholesalers or dealers is not included within our comparable store sales calculation. Relocated stores, as well as remodeled, expanded, and downsized stores closed more than 14 days, are excluded from the comparable store sales calculation until at least 14 full months after reopening. Acquired stores are included in the comparable store sales calculation beginning with the first full quarter following the first anniversary of the date of the acquisition. The calculation of comparable store sales excludes the impact of the extra week of revenue in the first six months of fiscal 2013, as well as revenue from discontinued operations. The portion of our calculation of the comparable store sales percentage change attributable to our International segment excludes the effect of fluctuations in foreign currency exchange rates. The method of calculating comparable store sales varies across the retail industry. As a result, our method of calculating comparable store sales may not be the same as other retailers' methods.

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

We believe that the non-GAAP measures described above provide meaningful information to assist shareholders in understanding our financial results and assessing our prospects for future performance. Management believes adjusted operating income, adjusted net earnings from continuing operations, and adjusted diluted earnings per share from continuing operations are important indicators of our operations because they exclude items that may not be indicative of or are unrelated to our core operating results and provide a baseline for analyzing trends in our underlying businesses. Management makes standard adjustments for items such as restructuring charges, goodwill impairments, non-restructuring asset impairments and gains or losses on sales of investments, as well as adjustments for other items that may arise during the period and have a meaningful impact on comparability. To measure adjusted operating income, we removed the impact of restructuring charges and non-restructuring asset impairments from our calculation of operating income, and we have also removed the impact of second quarter fiscal 2014 LCD-related legal settlements. Adjusted net earnings from continuing operations was calculated by removing the after-tax impact of operating income adjustments and gain on sale of investments, as well as the tax impact of the Best Buy Europe sale from our calculation of net earnings. To measure adjusted diluted earnings per share from continuing operations, we excluded the per share impact of net earnings adjustments from our calculation of diluted earnings per share. Management believes our adjusted debt to EBITDAR ratio is an important indicator of our creditworthiness. Because non-GAAP financial measures are not standardized, it may not be possible to compare these financial measures with other companies' non-GAAP financial measures having the same or similar names. These non-GAAP financial measures are an additional way of viewing aspects of our operations that, when viewed with our GAAP results and the reconciliations to corresponding GAAP financial measures within our discussion of consolidated performance, below, provide a more complete understanding of our business. We strongly encourage investors and shareholders to review our financial statements and publicly-filed reports in their entirety and not to rely on any single financial measure.

Business Strategy Update

In November 2012, we identified two main areas of focus: stabilizing and improving our comparable store sales and increasing operating margin. Since that time, these two areas of focus have become our Renew Blue rallying cry and the organization's goals and objectives have been prioritized accordingly. Our six Renew Blue priorities in fiscal 2014 include: (1) accelerating online growth; (2) escalating the multi-channel customer experience; (3) increasing revenue and gross profit per square foot through enhanced store space optimization and merchandising; (4) driving down cost of goods sold through supply chain efficiencies; (5) continuing to gradually optimize the U.S. real estate portfolio; and (6) further reducing selling, general and administrative ("SG&A") costs.

During the second quarter of fiscal 2014, we continued to make progress on our Renew Blue priorities. This progress included: (1) a 10.5% increase in Domestic segment comparable online sales; (2) improving our Net Promoter Score, which is a metric we use to track customer service, by over 300 basis points compared to the prior-year period; (3) enriching our retail customer experience through the rollout of our Samsung Experience Shops and Windows Stores; (4) piloting our "buy online - ship from store" initiative in 50 stores; and (5) eliminating an estimated $65 million in annualized costs, which brings our total annualized cost reductions to $390 million since we began our Renew Blue initiatives.

In the third and fourth quarters of fiscal 2014, we expect to continue to make pricing and SG&A investments related to the following Renew Blue initiatives: (1) price reductions to further enhance Best Buy's price competitiveness where needed; (2) increased marketing costs to support growth in the mobile category; (3) improvements in the multi-channel customer experience; (4) optimization of our retail floor space; and (5) the re-platforming of bestbuy.com.

In addition to the ongoing Renew Blue pricing and SG&A investments discussed above, two other operational factors are also expected to negatively impact our fiscal 2014 third and fourth quarter results. The first is a temporary increase in our product warranty-related costs due to higher claims frequency on our legacy Geek Squad Protection programs that will expire or be operationally restructured over the next several quarters. The second is a longer-term change in the economics of our private-label credit card program that is being sold by Capital One to Citibank in the third quarter of fiscal 2014. This impact is due to the expiration of our previous agreement with Capital One, which offered Best Buy substantially better financial terms than what is commercially available in the market today due to changes in both the regulatory environment and general consumer credit market overall. We believe this increase in operational costs, and the Renew Blue pricing and SG&A investments, will be partially offset by continued improvement in our core business performance, the positive financial benefit that we expect to see from the $390 million in annualized Renew Blue cost savings, and further cost reductions that we are expecting to deliver in the third and fourth quarters of fiscal 2014.

On June 26, 2013, we completed the sale of our 50% ownership interest in Best Buy Europe to Carphone Warehouse Group plc ("CPW") in return for the following consideration upon closing: net cash of £341 million ($526 million); £80 million ($123 million) of ordinary shares of CPW; £25 million ($39 million), plus 2.5% interest, to be paid by CPW on June 26, 2014; and £25 million ($39 million), plus 2.5% interest, to be paid by CPW on June 26, 2015. We subsequently sold the ordinary shares of CPW for $123 million on July 3, 2013.

Results of Operations

In order to align our fiscal reporting periods and comply with statutory filing requirements in certain foreign jurisdictions, we consolidate the financial results of our China and Mexico operations on a one-month lag. Our policy is to accelerate recording the effect of events occurring in the lag period that significantly affect our consolidated financial statements. Consistent with such consolidation, the financial and non-financial information presented in our MD&A relative to these operations is also presented on a one-month lag. There were no significant intervening events which would have materially affected our financial condition, results of operations, liquidity, or other factors had they been recorded during the three months ended August 3, 2013.

Discontinued Operations Presentation

The results of Napster, our large-format Best Buy branded stores in China, and our Best Buy Europe operations are presented as discontinued operations in our Consolidated Statements of Earnings. Unless otherwise stated, financial results discussed herein refer to our continuing operations.

Consolidated Performance Summary

Net earnings from continuing operations for the second quarter of fiscal 2014 increased $206 million from the prior-year period. The increase was largely the result of LCD-related legal settlements and a decrease in restructuring charges. In addition, we continued to focus on implementing our Renew Blue initiatives and finalized the sale of our 50% ownership interest in Best Buy Europe.

The following table presents selected consolidated financial data ($ in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	August 3, 2013	August 4, 2012	August 3, 2013	August 4, 2012
Revenue	$9,300	$9,339	$18,680	$19,712
Revenue % decline	(0.4)%	(3.6)%	(5.2)%	—%
Comparable store sales % decline	(0.6)%	(3.3)%	(1.0)%	(4.3)%
Gross profit	$2,469	$2,261	$4,639	$4,845
Gross profit as a % of revenue(1)	26.5%	24.2%	24.8%	24.6%
SG&A	$2,049	$2,082	$4,045	$4,275
SG&A as a % of revenue(1)	22.0%	22.3%	21.7%	21.7%
Restructuring charges	$7	$91	$13	$218
Operating income	$413	$88	$581	$352
Operating income as a % of revenue	4.4%	0.9%	3.1%	1.8%
Net earnings from continuing operations	$237	$31	$334	$200
Gain (loss) from discontinued operations(2)	$29	$(19)	$(149)	$(30)
Net earnings attributable to Best Buy Co., Inc. shareholders	$266	$12	$185	$170
Diluted earnings per share from continuing operations	$0.69	$0.09	$0.97	$0.59
Diluted earnings per share	$0.77	$0.04	$0.54	$0.50

(1)
Because retailers vary in how they record certain costs between Cost of goods sold and SG&A, our gross profit rate and SG&A rate may not be comparable to other retailers’ corresponding rates. For additional information regarding costs classified in Cost of goods sold and SG&A, refer to Note 1, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements included in our Transition Report on Form 10-K for the fiscal year ended February 2, 2013, and the recast financial information included in the June 21st Form 8-K.

(2)	Includes both net gain (loss) from discontinued operations and net loss from discontinued operations attributable to noncontrolling interests.

The components of the 0.4% and 5.2% revenue decreases for the second quarter and first six months of fiscal 2014, respectively, were as follows:

	Three Months Ended	Six Months Ended
	August 3, 2013	August 3, 2013
Comparable store sales impact	(0.6)%	(0.9)%
Non-comparable sales channels(1)	(0.1)%	—%
Net store changes	0.2%	(0.5)%
Impact of foreign currency exchange rate fluctuations	0.1%	(0.1)%
Extra week of revenue(2)	—%	(3.7)%
Total revenue decrease	(0.4)%	(5.2)%

(1)
Non-comparable store sales channels primarily reflects the impact from revenue we earn from sales of merchandise to wholesalers and dealers, as well as other non-comparable sales not included within our comparable store sales calculation.

(2)
Represents the estimated incremental revenue associated with stores in our Domestic segment and Canada in the first six months of fiscal 2013, which had 27 weeks of activity, compared to 26 weeks in the first six months of fiscal 2014.

The gross profit rate increased by 2.3% of revenue in the second quarter of fiscal 2014. Our Domestic segment contributed a rate increase of 2.5% of revenue, with an offsetting rate decrease of 0.2% of revenue from our International segment. For the first six months of fiscal 2014, the gross profit rate increased by 0.2% of revenue. Our Domestic segment contributed a rate increase of 0.4% of revenue, with an offsetting rate decrease of 0.2% of revenue from our International segment. For further discussion of each segment’s gross profit rate changes, see Segment Performance Summary below.

The SG&A rate decreased by 0.3% of revenue in the second quarter of fiscal 2014. SG&A rate declines in our Domestic and International segments accounted for a decrease of 0.1% of revenue and 0.2% of revenue, respectively. The SG&A rate for the first six months of fiscal 2014 remained flat at 21.7%. For further discussion of each segment’s SG&A rate changes, see Segment Performance Summary below.

We recorded restructuring charges of $7 million and $13 million in the second quarter and first six months of fiscal 2014, respectively, related primarily to our International segment. These restructuring charges resulted in a decrease in our operating income in both the second quarter and first six months of fiscal 2014 of 0.1% of revenue. We recorded $91 million and $218 million of restructuring charges in the second quarter and first six months of fiscal 2013, respectively, all of which were recorded in our Domestic segment. These restructuring charges resulted in a decrease in our operating income in the second quarter and first six months of fiscal 2013 of 1.0% and 1.1% of revenue, respectively. For further discussion of each segment’s restructuring charges, see Segment Performance Summary below.

Operating income increased $325 million, or 369.3%, and our operating income rate increased to 4.4% of revenue in the second quarter of fiscal 2014, compared to 0.9% of revenue in the second quarter of fiscal 2013. The increase in operating income was primarily driven by LCD-related legal settlements and a decrease in restructuring charges. For the first six months of fiscal 2014, operating income increased 65.1% to $581 million or, as a percentage of revenue, to 3.1%, compared to 1.8% of revenue in the first six months of fiscal 2013. The increase in operating income was the result of LCD-related legal settlements, a decrease in restructuring charges, and lower SG&A in the first six months of fiscal 2014, partially offset by the extra week of operations in the first six months of fiscal 2013.

Income Tax Expense

Income tax expense increased to $169 million in the second quarter of fiscal 2014 compared to $33 million in the prior-year period, primarily as a result of an increase in pre-tax earnings. Our effective income tax rate in the second quarter of fiscal 2014 was 41.6% compared to a rate of 51.7% in the second quarter of fiscal 2013. The decrease in the effective income tax rate was primarily due to the increase in our pre-tax earnings, as the impact of discrete tax items on our effective income tax rate is less when our pre-tax earnings are higher.

Income tax expense increased to $218 million in the first six months of fiscal 2014 compared to $103 million in the prior-year period, primarily as a result of an increase in pre-tax earnings. Our effective income tax rate for the first six months of fiscal 2014 was 39.4%, compared to a rate of 33.9% in the first six months of fiscal 2013. The increase was caused primarily by the resolution of a foreign tax matter in the prior year period.

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

Discontinued Operations

The gain from discontinued operations in the second quarter of fiscal 2014 compared to the loss from discontinued operations in the second quarter of fiscal 2013 was primarily the result of a tax allocation between continuing and discontinued operations. The increased loss from discontinued operations in the first six months of fiscal 2014 compared to the first six months of fiscal 2013 was primarily the result of the non-cash impairment of our investment in Best Buy Europe in the first quarter of fiscal 2014 and increased restructuring charges, partially offset by a first quarter gain on the sale of Best Buy Europe's fixed-line business in Switzerland and a tax allocation benefit between continuing and discontinued operations. Refer to Note 2, Discontinued Operations, in the Notes to Condensed Consolidated Financial Statements for additional information.

Non-GAAP Financial Measures

The following table reconciles operating income, net earnings, and diluted earnings per share for the periods presented from continuing operations (GAAP financial measures) to adjusted operating income, adjusted net earnings and adjusted diluted earnings per share from continuing operations (non-GAAP financial measures) for the periods presented ($ in millions, except per share amounts).

	Three Months Ended		Six Months Ended
	August 3, 2013	August 4, 2012	August 3, 2013	August 4, 2012
Operating income	$413	$88	$581	$352
Net LCD settlements(1)	(229)	—	(229)	—
Non-restructuring asset impairments	15	2	27	16
Restructuring charges	7	91	13	218
Adjusted operating income	$206	$181	$392	$586

Net earnings from continuing operations	$237	$31	$334	$200
After-tax impact of net LCD settlements(1)	(147)	—	(147)	—
After-tax impact of non-restructuring asset impairments	10	1	19	10
After-tax impact of restructuring charges	5	57	9	141
After-tax impact of gain on sale of investments	(9)	—	(9)	—
Income tax impact of Best Buy Europe sale(2)	16	—	16	—
Adjusted net earnings from continuing operations	$112	$89	$222	$351

Diluted earnings per share from continuing operations	$0.69	$0.09	$0.97	$0.59
Per share impact of net LCD settlements(1)	(0.43)	—	(0.43)	—
Per share impact of non-restructuring asset impairments	0.03	—	0.06	0.03
Per share impact of restructuring charges	0.01	0.17	0.03	0.41
Per share impact of gain on sale of investments	(0.03)	—	(0.03)	—
Per share impact of income tax impact of Best Buy Europe sale(2)	0.05	—	0.05	—
Adjusted diluted earnings per share from continuing operations	$0.32	$0.26	$0.65	$1.03

(1)
Represents gross LCD settlement proceeds recorded in Cost of goods sold less associated legal costs recorded in SG&A in the second quarter of fiscal 2014. See Note 13, Contingencies, in the Notes to Condensed Consolidated Financial Statements for additional information.

(2)	Tax impact of Best Buy Europe sale and resulting required tax allocation between continuing and discontinued operations.

Adjusted operating income increased $25 million in the second quarter of fiscal 2014 compared to the prior-year period. The increase was primarily due to lower SG&A spending in both segments, as we exercised tighter expense management and implemented Renew Blue cost reductions in both our Domestic and International segments. The decrease in SG&A was partially offset by a decrease in gross profit in both segments, which was driven by a decline in the gross profit rate (adjusted to exclude second quarter fiscal 2014 LCD-related legal settlements). These same factors contributed to the year-over-year increases in adjusted net earnings from continuing operations and adjusted diluted earnings per share from continuing operations in the second quarter of fiscal 2014 compared to the prior-year period.

Adjusted operating income decreased $194 million in the first six months of fiscal 2014. The decrease was primarily driven by the extra week of operations in fiscal 2013 and a decrease in gross profit rate (adjusted to exclude LCD-related legal settlements), partially offset by lower SG&A spending. These same factors contributed to the year-over-year decreases in adjusted net earnings from continuing operations and adjusted diluted earnings per share from continuing operations in the first six months of fiscal 2014 compared to the prior-year period.

Segment Performance Summary

Domestic

The Domestic segment experienced a slight increase in revenue in the second quarter of fiscal 2014, which was primarily driven by an increase in revenue from new stores, partially offset by the loss of revenue from large-format stores closed in the prior year and a comparable store sales decline. Comparable store sales were negatively impacted by short-term disruptions caused by the retail deployment of the Samsung Experience Shops, Windows Stores and floor space optimization, as well as our continued rationalization of non-core businesses. The gross profit rate increased primarily due to LCD-related legal settlements, while SG&A expense declined as we continue to focus on controlling costs.

The following table presents selected financial data for the Domestic segment ($ in millions):

	Three Months Ended		Six Months Ended
	August 3, 2013	August 4, 2012	August 3, 2013	August 4, 2012
Revenue	$7,809	$7,803	$15,788	$16,625
Revenue % growth (decline)	0.1%	(2.2)%	(5.0)%	1.6%
Comparable store sales % decline	(0.4)%	(1.6)%	(0.7)%	(2.7)%
Gross profit	$2,136	$1,896	$4,007	$4,129
Gross profit as a % of revenue	27.4%	24.3%	25.4%	24.8%
SG&A	$1,715	$1,722	$3,363	$3,533
SG&A as a % of revenue	22.0%	22.1%	21.3%	21.3%
Restructuring charges	$1	$91	$2	$218
Operating income	$420	$83	$642	$378
Operating income as a % of revenue	5.4%	1.1%	4.1%	2.3%

The components of our Domestic segment's 0.1% revenue increase and 5.0% revenue decrease for the second quarter and first six months of fiscal 2014, respectively, were as follows:

	Three Months Ended	Six Months Ended
	August 3, 2013	August 3, 2013
Net store changes	0.5%	(0.4)%
Comparable store sales impact	(0.4)%	(0.7)%
Extra week of revenue(1)	—%	(3.9)%
Total revenue increase (decrease)	0.1%	(5.0)%

(1)
Represents the estimated incremental revenue associated with stores in our Domestic segment in the first six months of fiscal 2013, which had 27 weeks of activity, compared to 26 weeks in the first six months of fiscal 2014.

The following table reconciles the number of Domestic stores open at the beginning and end of the second quarters of fiscal 2014 and 2013:

	Fiscal 2014				Fiscal 2013
	Total Stores at Beginning of Second Quarter	Stores Opened	Stores Closed	Total Stores at End of Second Quarter	Total Stores at Beginning of Second Quarter	Stores Opened	Stores Closed	Total Stores at End of Second Quarter
Best Buy	1,055	—	—	1,055	1,103	—	(41)	1,062
Best Buy Mobile stand-alone	419	—	(3)	416	326	33	—	359
Pacific Sales stand-alone	34	—	—	34	34	—	—	34
Magnolia Audio Video stand-alone	4	—	—	4	5	—	—	5
Total Domestic segment stores	1,512	—	(3)	1,509	1,468	33	(41)	1,460

The year-over-year increase in Best Buy Mobile stand-alone stores contributed to the increase in revenue associated with net store changes in the second quarter of fiscal 2014. This increase was partially offset by a decrease in large-format Best Buy branded stores due to prior-year store closures. In the first six months of fiscal 2014, the decrease in revenue from our large-format Best Buy branded stores was only partially offset by the addition of small-format Best Buy Mobile stand-alone stores and Pacific Kitchen & Home stores-within-a-store. The impact of net store changes on our revenue is a result of store activity that is not included in comparable store sales due to store opening and closing activity, as well as stores opened in the prior year that are not included in comparable store sales due to the timing of their opening.

The following table presents the Domestic segment’s revenue mix percentages and comparable store sales percentage changes by revenue category in the second quarters of fiscal 2014 and 2013:

	Revenue Mix		Comparable Store Sales
	Three Months Ended		Three Months Ended
	August 3, 2013	August 4, 2012	August 3, 2013	August 4, 2012
Consumer Electronics(1)	30%	32%	(5.5)%	(10.7)%
Computing and Mobile Phones(1)	49%	45%	5.8%	8.7%
Entertainment	5%	8%	(29.8)%	(22.1)%
Appliances	8%	7%	14.2%	9.0%
Services	7%	7%	1.7%	1.2%
Other	1%	1%	n/a	n/a
Total	100%	100%	(0.4)%	(1.6)%

(1)
During the first quarter of fiscal 2014, e-Readers were moved from the "Consumer Electronics" revenue category to "Computing and Mobile Phones" to reflect the continued convergence of their features with tablets and other computing devices.

The following is a description of the notable comparable store sales changes in our Domestic segment by revenue category:

•
Consumer Electronics: The 5.5% comparable store sales decline was driven primarily by a decrease in the sales of digital imaging products and MP3 players and accessories. The decrease in digital imaging products, particularly compact cameras and camcorders, and MP3 players and accessories, was a result of industry declines partially due to device convergence with smartphones and tablets. We experienced flat comparable store sales in televisions, which represents a considerable improvement over the last three fiscal years.

•
Computing and Mobile Phones: The 5.8% comparable store sales gain primarily resulted from strong customer reaction to promotional offers for mobile phones and increased sales mix into higher-priced smartphones.

•
Entertainment: The 29.8% comparable store sales decline was driven by weaker demand for both gaming and movie software, as well as lower gaming hardware and software sales as consumers await the launch of new platforms expected in the fall of 2013.

•	Appliances: The 14.2% comparable store sales gain was a result of the addition of more Pacific Kitchen & Home store-within-a-store concepts.

•	Services: The 1.7% comparable store sales gain was primarily due to growth in repair services, as we experienced an increased frequency of mobile phone repair services.

Our Domestic segment experienced an increase in gross profit of $240 million, or 12.7%, in the second quarter of fiscal 2014 compared to the second quarter of fiscal 2013. The increase in gross profit was due to the impact of LCD-related legal settlements in the second quarter of fiscal 2014, which drove the 3.1% of revenue increase in the gross profit rate. Excluding the LCD-related legal settlements, the gross profit rate declined slightly primarily from increased product warranty-related costs associated with higher claims frequency in the mobile category and a greater investment in price competitiveness, particularly in appliances and mobile phones. These impacts were partially offset by improved overall product mix and the accelerated recognition of previously deferred revenue associated with our credit card portfolio that will be sold in the third quarter of fiscal 2014.

For the first six months of fiscal 2014, our Domestic segment experienced a decrease in gross profit of $122 million, or 3.0%, compared to the prior year period. The decrease in gross profit was due to the impact of the extra week of operations in the first six months of fiscal 2013, partially offset by LCD-related legal settlements. The 0.6% of revenue increase in the gross profit rate resulted primarily from the impact of LCD-related legal settlements and the accelerated recognition of previously deferred revenue associated with our credit card portfolio. These increases were partially offset by a greater investment in price competitiveness, including higher promotional activity in mobile phones, appliances and computing; higher inventory shrinkage; and increased product warranty-related costs.

Our Domestic segment’s SG&A decreased $7 million, or 0.4%, in the second quarter of fiscal 2014 compared to the prior-year period. The decrease in SG&A was primarily driven by tighter expense management and the realization of our Renew Blue cost reduction initiatives and the impact of store closures in fiscal 2013. These reductions were partially offset by our Renew Blue investments in the optimization of our retail floor space and the re-platforming of and functionality enhancements to bestbuy.com.

For the first six months of fiscal 2014, our Domestic segment’s SG&A decreased $170 million, or 4.8%, compared to the prior-year period. The decrease in SG&A was primarily driven by the extra week of operations in the first six months of fiscal 2013. The store closures in fiscal 2013 and realization of our Renew Blue cost reduction initiatives also contributed to the decrease. This decrease was partially offset by Renew Blue investments and Best Buy Mobile stand-alone store openings.

Our Domestic segment recorded $1 million and $2 million of restructuring charges in the second quarter and first six months of fiscal 2014, respectively, related to our Renew Blue restructuring program. These restructuring charges had a minimal impact on our operating income in the second quarter and first six months of fiscal 2014. Our Domestic segment recorded $91 million and $218 million of restructuring charges in the second quarter and first six months of fiscal 2013, respectively, related to the closure of large-format Best Buy branded stores in the U.S. and changes to the store and corporate operating models. These restructuring charges resulted in a decrease in our operating income of 1.2% of revenue and 1.3% of revenue in the second quarter and first six months of fiscal 2013, respectively.

Our Domestic segment’s operating income in the second quarter and first six months of fiscal 2014 increased by $337 million and $264 million, respectively, compared to the same periods in the prior year. The increases were due primarily to LCD-related legal settlements, a decrease in restructuring charges and lower SG&A. The impact of these increases in the first six months of fiscal 2014 was partially offset by a decrease in revenue and gross profit as a result of the extra week of operations in the first six months of fiscal 2013.

International

We completed the sale of our 50% ownership interest in Best Buy Europe to CPW during the second quarter of fiscal 2014. We believe the completion of this transaction will allow us to simplify our business and increase return on invested capital. We remain focused on our International segment and have begun making progress on rolling out our Renew Blue priorities in the various remaining geographies. Comparable store sales were negatively impacted by lower demand for consumer electronics and ongoing competitive pressure in Canada, partially offset by increased consumer demand in China due to expiring government subsidies that were supported by increased promotional offers. Higher promotional activity in China and a higher mix of China revenue that carries a lower gross profit rate, collectively, led to a decline in our gross profit rate. Finally, the SG&A rate decline was primarily driven by a higher mix of China revenue that carries a lower SG&A rate and reductions in SG&A spending due to prior-year store closures, as well as tighter expense management discipline in Canada and China, which helped to offset lower revenues and gross profit. Although we are still in the early phases of implementing Renew Blue priorities throughout the International segment, we believe the opportunity to improve our results continues to be significant.

The following table presents selected financial data for the International segment ($ in millions):

	Three Months Ended		Six Months Ended
	August 3, 2013	August 4, 2012	August 3, 2013	August 4, 2012
Revenue	$1,491	$1,536	$2,892	$3,087
Revenue % decline	(2.9)%	(10.4)%	(6.3)%	(7.9)%
Comparable store sales % decline	(1.8)%	(11.3)%	(2.3)%	(12.4)%
Gross profit	$333	$365	$632	$716
Gross profit as a % of revenue	22.3%	23.8%	21.9%	23.2%
SG&A	$334	$360	$682	$742
SG&A as a % of revenue	22.4%	23.4%	23.6%	24.0%
Restructuring charges	$6	$—	$11	$—
Operating gain (loss)	$(7)	$5	$(61)	$(26)
Operating gain (loss) as a % of revenue	(0.5)%	0.3%	(2.1)%	(0.8)%

The components of our International segment's 2.9% and 6.3% revenue decreases for the second quarter and first six months of fiscal 2014 were as follows:

	Three Months Ended	Six Months Ended
	August 3, 2013	August 3, 2013
Comparable store sales impact	(1.5)%	(2.0)%
Net store changes	(1.4)%	(1.3)%
Non-comparable sales channels(1)	(0.4)%	(0.2)%
Impact of foreign currency exchange rate fluctuations	0.4%	(0.3)%
Extra week of revenue(2)	—%	(2.5)%
Total revenue decrease	(2.9)%	(6.3)%

(1)
Non-comparable store sales channels primarily reflects the impact from revenue we earn from sales of merchandise to wholesalers and dealers, as well as other non-comparable sales channels not included within our comparable store sales calculation.

(2)
Represents the estimated incremental revenue associated with stores in Canada in the first six months of fiscal 2013, which had 27 weeks of activity, compared to 26 weeks in the first six months of fiscal 2014.

The following table reconciles the number of International stores open at the beginning and end of the second quarters of fiscal 2014 and 2013:

	Fiscal 2014				Fiscal 2013
	Total Stores at Beginning of Second Quarter	Stores Opened	Stores Closed	Total Stores at End of Second Quarter	Total Stores at Beginning of Second Quarter	Stores Opened	Stores Closed	Total Stores at End of Second Quarter
Canada
Future Shop	140	—	—	140	149	—	—	149
Best Buy	72	—	—	72	77	—	—	77
Best Buy Mobile stand-alone	54	—	—	54	36	5	—	41
China
Five Star	208	—	(11)	197	204	6	(1)	209
Mexico
Best Buy	14	1	—	15	8	—	—	8
Express	1	—	—	1	—	—	—	—
Total International segment stores	489	1	(11)	479	474	11	(1)	484

The closure of large-format stores in Canada at the end of fiscal 2013 contributed to the majority of the decrease in revenue associated with net store changes in our International segment in both the second quarter and first six months of fiscal 2014. The addition of large-format stores in Mexico and small-format Best Buy Mobile stand-alone stores in Canada partially offset this decrease.

The following table presents revenue mix percentages and comparable store sales percentage changes for the International segment by revenue category in the second quarters of fiscal 2014 and 2013:

	Revenue Mix		Comparable Store Sales
	Three Months Ended		Three Months Ended
	August 3, 2013	August 4, 2012	August 3, 2013	August 4, 2012
Consumer Electronics(1)	28%	30%	(7.3)%	(14.7)%
Computing and Mobile Phones(1)	36%	36%	(2.2)%	(3.3)%
Entertainment	4%	6%	(27.7)%	(13.3)%
Appliances	27%	23%	13.7%	(19.0)%
Services	5%	5%	(7.2)%	(9.3)%
Other	< 1%	< 1%	n/a	n/a
Total	100%	100%	(1.8)%	(11.3)%

(1)
During the first quarter of fiscal 2014, e-Readers were moved from the "Consumer Electronics" revenue category to "Computing and Mobile Phones" to reflect the continued convergence of their features with tablets and other computing devices.

The following is a description of the notable comparable store sales changes in our International segment by revenue category:

•
Consumer Electronics: The 7.3% comparable store sales decline was driven primarily by a decrease in the sales of televisions in Canada. In addition, the International segment experienced declines in digital imaging products and MP3 players and accessories as a result of device convergence, similar to trends seen in the Domestic segment.

•
Computing and Mobile Phones: The 2.2% comparable store sales decline resulted primarily from decreased computing sales in Canada and lower sales of mobile phones in China, partially offset by an increase in sales of mobile phones in Canada.

•
Entertainment: The 27.7% comparable store sales decline, principally in Canada, reflected decreases in sales of gaming due to fewer new software releases and the timing of the release of new gaming platforms, similar to trends seen in the Domestic segment.

•
Appliances: The 13.7% comparable store sales gain was primarily due to an increase in sales of appliances in China driven by increased consumer demand from expiring government subsidies that were supported by increased promotional offers.

•
Services: The 7.2% comparable store sales decline was primarily due to a decrease in sales of warranties in Canada driven by the overall comparable store sales decline and a change in product mix, particularly in televisions.

Our International segment experienced a gross profit decline of $32 million, or 8.8%, in the second quarter of fiscal 2014. The decrease in gross profit rate of 1.5% of revenue was driven primarily by increased promotional activity in China and a higher mix of revenue in China, which carries a lower gross profit rate. For the first six months of fiscal 2014, our International segment experienced a gross profit decline of $84 million, or 11.7%. The decrease in gross profit was primarily due to the extra week of operations in Canada during the first six months of fiscal 2013 and a decrease in gross profit rate as a result of the factors described above.

Our International segment’s SG&A decreased $26 million, or 7.2%, in the second quarter of fiscal 2014. The decrease in SG&A was driven by savings from store closures in Canada and China and increased efforts to control expenses throughout the segment. For the first six months of fiscal 2014, our International segment's SG&A decreased $60 million, or 8.1%. The decrease in SG&A was primarily due to the extra week of operations in Canada during the first six months of fiscal 2013 and savings from store closures in Canada and China.

The International segment experienced an operating loss in the second quarter of fiscal 2014 compared to operating income in the second quarter of fiscal 2013, as well as a larger operating loss in the first six months of fiscal 2014 compared to the prior-year period. The year-over-year decline in both periods was primarily due to the decrease in revenue and a decline in the gross profit rate, partially offset by a reduction in SG&A.

Liquidity and Capital Resources

We closely manage our liquidity and capital resources. Key variables we use to manage our liquidity requirements include the level of investment to support our growth strategies, capital expenditures, credit facilities and short-term borrowing arrangements, and working capital management. Capital expenditures are a component of our cash flow and capital management strategy which, to a large extent, we can adjust in response to changes in our business environment and our changing strategic priorities. We plan to continue to exercise a disciplined approach to capital allocation.

On July 26, 2013, we completed the sale of our 50% ownership interest in Best Buy Europe to CPW. We received $526 million in cash at closing and an additional $123 million in cash upon the subsequent sale of ordinary shares received as consideration. See the Business Strategy Update section for further description of the transaction.

Summary

The following table summarizes our cash and cash equivalents balances at August 3, 2013, February 2, 2013, and August 4, 2012 ($ in millions):

	August 3, 2013	February 2, 2013	August 4, 2012
Cash and cash equivalents	$1,910	$1,826	$680

The increase in the balance of our cash and cash equivalents from August 4, 2012, was primarily due to cash generated from operating activities and proceeds from the sale of Best Buy Europe. The increase in the balance of our cash and cash equivalents from February 2, 2013, was primarily due to cash proceeds from the sale of Best Buy Europe, partially offset by capital expenditures and dividend payments.

Other Financial Measures

Our current ratio, calculated as current assets divided by current liabilities, increased to 1.3 at the end of the second quarter of fiscal 2014, compared to 1.1 at the end of fiscal 2013 and at the end of the second quarter of fiscal 2013.

Our debt to net earnings (loss) ratio was (12.4) at the end of the second quarter of fiscal 2014, compared with (6.3) at the end of fiscal 2013, and 1.4 at the end of the second quarter of fiscal 2013, driven primarily by a net loss in the trailing twelve months as a result of the goodwill impairment charge in the fourth quarter of fiscal 2013. Our adjusted debt to EBITDAR ratio, which includes capitalized operating lease obligations in its calculation, was 2.9 at the end of the second quarter of fiscal 2014, compared with 2.9 at the end of fiscal 2013, and 2.4 at the end of the second quarter of fiscal 2013. The increase compared to the second quarter of fiscal 2013 is primarily due to a decrease in net earnings.

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

The following table presents a reconciliation of our debt to net earnings ratio and our adjusted debt to EBITDAR ratio for continuing operations ($ in millions):

	August 3, 2013(1)	February 2, 2013(1)	August 4, 2012(1)
Debt (including current portion)	$1,678	$1,694	$1,700
Capitalized operating lease obligations (8 times rental expense)(2)	7,576	7,684	7,747
Adjusted debt	$9,254	$9,378	$9,447

Net earnings (loss) including noncontrolling interests(3)	$(135)	$(269)	$1,236
Goodwill impairment	822	822	—
Interest expense, net	71	91	38
Income tax expense	465	350	618
Depreciation and amortization expense(4)	1,012	1,246	1,065
Rental expense	947	961	968
EBITDAR	$3,182	$3,201	$3,925

Debt to net earnings (loss) ratio	(12.4)	(6.3)	1.4
Adjusted debt to EBITDAR ratio	2.9	2.9	2.4

(1)	Debt is reflected as of the respective balance sheet dates, while rental expense and the other components of EBITDAR represent activity for the 12 months ended as of each of the respective dates.

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

(4)	Depreciation and amortization expense includes impairments of fixed assets, investments and intangible assets, as well as charges related to our restructuring activities.

Cash Flows

The following table summarizes our cash flows from total operations for the first six months of fiscal 2014 and 2013 ($ in millions):

	Six Months Ended
	August 3, 2013	August 4, 2012
Total cash provided by (used in):
Operating activities	$19	$(222)
Investing activities	(203)	(195)
Financing activities	292	(334)
Effect of exchange rate changes on cash	(24)	30
Adjustment for fiscal year-end change	—	202
Increase (decrease) in cash and cash equivalents	$84	$(519)

The increase in cash provided by operating activities in the first six months of fiscal 2014 compared to the prior-year period was primarily due to higher operating income and a decline in cash used for income taxes, partially offset by increased cash outflows for accounts payable.

Cash used in investing activities in the first six months of fiscal 2014 was essentially flat compared to the prior-year period, as capital expenditures remained consistent year-over-year.

The increase in cash provided by financing activities in the first six months of fiscal 2014 was primarily the result of increased borrowing in Europe and the suspension of share repurchase activity at the end of the second quarter of fiscal 2013.

Share Repurchases and Dividends

In June 2011, our Board of Directors authorized a $5.0 billion share repurchase program. There is no expiration date governing the period over which we can repurchase shares under the June 2011 share repurchase program. We repurchased and retired 6.3 million shares of our common stock at a cost of $122 million during the second quarter of fiscal 2013. We have currently suspended our share repurchase program and did not repurchase any shares of our common stock during the three months ended August 3, 2013. We have $4.0 billion available for future repurchases at August 3, 2013, under our June 2011 share repurchase program. Repurchased shares have been retired and constitute authorized but unissued shares.

During the second quarter of fiscal 2014, we declared and paid our regular quarterly cash dividend of $0.17 per common share, or $58 million in the aggregate. During the same period one year ago, we declared and paid a regular quarterly cash dividend of $0.16 per common share, or $54 million in the aggregate. As announced on August 21, 2013, our Board of Directors authorized payment of our next regular quarterly cash dividend of $0.17 per common share, payable on October 1, 2013, to shareholders of record as of the close of business on September 10, 2013.

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

On June 25, 2013, we entered into a $500 million 364-day senior unsecured revolving credit facility agreement (the "364-Day Facility Agreement") with a syndicate of lenders. The 364-Day Facility Agreement replaces the previous $1.0 billion senior unsecured revolving credit facility with a syndicate of banks, including JPMorgan acting as administrative agent, which was originally scheduled to expire on August 30, 2013, but was terminated on June 25, 2013. We also have a $1.5 billion five-year senior unsecured revolving credit facility (the "Five-Year Facility Agreement") (and, together with the 364-Day Facility Agreement, the "Agreements") with a syndicate of banks. The 364-Day Facility Agreement expires in June 2014 (subject to a one-year term-out option) and the Five-Year Facility Agreement expires in October 2016. At September 3, 2013, we had no borrowings outstanding under the Agreements.

We also have $216 million available under unsecured revolving credit and demand facilities related to our International segment operations. There were no borrowings outstanding at August 3, 2013.

Our ability to access our facilities is subject to our compliance with the terms and conditions of such facilities, including financial covenants. The financial covenants require us to maintain certain financial ratios. At August 3, 2013, we were in compliance with all such financial covenants. If an event of default were to occur with respect to any of our other debt, it would likely constitute an event of default under our facilities as well.

Our credit ratings and outlooks at September 4, 2013, are summarized below. On September 4, 2013, Fitch Ratings Ltd. ("Fitch") reaffirmed its BB- long-term credit rating and changed its outlook from Negative to Stable. On August 21, 2013, Standard & Poor's Ratings Services (“Standard & Poor's") reaffirmed its BB long-term credit rating and changed its outlook from Negative to Stable. On May 28, 2013, Moody's Investors Service, Inc. ("Moody's") reaffirmed its Baa2 long-term credit rating and changed its outlook from Developing to Negative.

Rating Agency	Rating	Outlook
Fitch	BB-	Stable
Standard & Poor’s	BB	Stable
Moody’s	Baa2	Negative

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

Auction Rate Securities and Restricted Cash

At August 3, 2013, and August 4, 2012, we had $16 million and $22 million, respectively, invested in auction rate securities ("ARS") recorded at fair value within Equity and other investments (long-term) in our Condensed Consolidated Balance Sheets. The majority of our ARS portfolio is rated A-/A3 or higher and collateralized by student loans, which are guaranteed 95% to 100% by the U.S. government. Due to the auction failures that began in February 2008, we have been unable to liquidate a portion of our ARS. The investment principal associated with our remaining ARS subject to failed auctions will not be accessible until successful auctions occur, a buyer is found outside of the auction process, the issuers establish a different form of financing to replace these securities or final payments are due according to the contractual maturities of the debt issues, which range from 9 to 26 years. We do not intend to sell our remaining ARS until we can recover the full principal amount through one of the means described above. In addition, we do not believe it is more likely than not we would be required to sell our remaining ARS until we can recover the full principal amount based on our other sources of liquidity.

Our liquidity is also affected by restricted cash balances that are pledged as collateral or restricted to use for vendor payables, general liability insurance, workers’ compensation insurance, and customer warranty and insurance programs. Restricted cash and cash equivalents, which are included in Other current assets in our Condensed Consolidated Balance Sheets, were $312 million, $363 million, and $360 million at August 3, 2013, February 2, 2013, and August 4, 2012, respectively. The decrease in restricted assets from the second quarter of fiscal 2013 and the end of fiscal 2013 was due to the sale of our 50% ownership interest in Best Buy Europe, as well as decreased cash reserve amounts within certain of our foreign operations.

Debt and Capital

At August 3, 2013, we had no short-term debt outstanding under our various credit and demand facilities, compared to $596 million at February 2, 2013 and $519 million at August 4, 2012. The decrease from the end of fiscal 2013 as well as the second quarter of fiscal 2013 is due to the absence of our European revolving credit facility as a result of the sale of Best Buy Europe, as described in Note 2, Discontinued Operations.

U.S. Revolving Credit Facility

On June 25, 2013, we entered into a $500 million 364-day senior unsecured revolving credit facility agreement (the "364-Day Facility Agreement") with a syndicate of lenders. The 364-Day Facility Agreement replaces the previous $1.0 billion senior unsecured revolving credit facility with a syndicate of banks, which was originally scheduled to expire on August 30, 2013, but was terminated on June 25, 2013.

The interest rate under the 364-Day Facility Agreement is variable and is determined at the registrant's option as: (i) the sum of (a) the greatest of (1) JPMorgan's prime rate, (2) the federal funds rate plus 0.5%, and (3) the one-month London Interbank Offered Rate (“LIBOR”) plus 1%, and (b) a variable margin rate (the “ABR Margin”); or (ii) the LIBOR plus a variable margin rate (the “LIBOR Margin”). In addition, a facility fee is assessed on the commitment amount. The ABR Margin, LIBOR Margin and the facility fee are based upon the registrant's current senior unsecured debt rating by Standard and Poor's Rating Services and Moody's Investors Services, Inc. Under the 364-Day Facility Agreement, the ABR Margin ranges from 0.0% to 0.6%, the LIBOR Margin ranges from 0.925% to 1.6%, and the facility fee ranges from 0.075% to 0.275%.

2013 Notes

We retired our $500 million principal amount of notes plus accrued interest when they matured on July 15, 2013, using available cash.

2018 Notes

On July 16, 2013, we completed the sale of $500 million principal amount of notes due August 1, 2018 (the “2018 Notes”). The 2018 Notes bear interest at a fixed rate of 5.00% per year, payable semi-annually on February 1 and August 1 of each year, beginning on February 1, 2014. Net proceeds from the sale of the 2018 Notes were $495 million, after underwriting and issue discounts totaling $5 million.

We may redeem some or all of the 2018 Notes at any time, at a redemption price equal to the greater of (1) 100% of the principal amount of the 2018 Notes to be redeemed and (2) the sum of the present values of each remaining schedule payment of principal and interest on the 2018 Notes to be redeemed discounted to the redemption date on a semi-annual basis at the Treasury Rate plus 50 basis points.

The 2018 Notes are unsecured and unsubordinated obligations and rank equally with all of our other unsecured and unsubordinated debt. The 2018 Notes contain covenants that, among other things, limit our ability and the ability of our subsidiaries to incur debt secured by liens and enter into sale and lease-back transactions.

2016 and 2021 Notes

We have $350 million principal amount of notes due March 15, 2016 (the “2016 Notes”) and $650 million principal amount of notes due March 15, 2021 (the “2021 Notes”, and together with the 2016 Notes, the “Notes”). The 2016 Notes bear interest at a fixed rate of 3.75% per year, while the 2021 Notes bear interest at a fixed rate of 5.50% per year. Interest on the Notes is payable semi-annually on March 15 and September 15 of each year, beginning September 15, 2011. The Notes were issued at a slight discount to par, which when coupled with underwriting discounts of $6 million, resulted in net proceeds from the sale of the Notes of $990 million. See Note 8, Debt, of the Notes to Consolidated Financial Statements included in our Transition Report on Form 10-K for the fiscal year ended February 2, 2013, and the recast financial information included in the June 21st Form 8-K, for further description of the 2016 and 2021 Notes.

Off-Balance-Sheet Arrangements and Contractual Obligations

Our liquidity is not dependent on the use of off-balance-sheet financing arrangements other than in connection with our operating leases.

There has been no material change in our contractual obligations other than as set forth above and in the ordinary course of business since the end of fiscal 2013. See our Transition Report on Form 10-K for the fiscal year ended February 2, 2013, and the recast financial information included in the June 21st Form 8-K, for additional information regarding our off-balance-sheet arrangements and contractual obligations.

Significant Accounting Policies and Estimates

We describe our significant accounting policies in Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in our Transition Report on Form 10-K for the fiscal year ended February 2, 2013, and as updated by the June 21st Form 8-K. We discuss our critical accounting estimates in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Transition Report on Form 10-K for the fiscal year ended February 2, 2013, and the recast financial information included in the June 21st Form 8-K. There has been no significant change in our significant accounting policies or critical accounting estimates since the end of fiscal 2013.

Safe Harbor Statement Under the Private Securities Litigation Reform Act

Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), provide a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their companies. With the exception of historical information, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements and may be identified by the use of words such as “anticipate,” “believe,” “assume,” “estimate,” “expect,” “intend,” “outlook,” “plan,” “project,” and other words and terms of similar meaning. Such statements reflect our current view with respect to future market conditions, company performance and financial results, business prospects, new strategies, the competitive environment and other events. These statements are subject to certain risks and uncertainties that could cause our future results to differ materially from the anticipated results expressed in such forward-looking statements. Readers should review Item 1A, Risk Factors, of our Transition Report on Form 10-K for the fiscal year ended February 2, 2013, and the recast financial information included in the June 21st Form 8-K, for a description of important factors that could cause our actual results to differ materially from those contemplated by the forward-looking statements made in this Quarterly Report on Form 10-Q. Among the factors that could cause our actual results and outcomes to differ materially from those contained in such forward-looking statements are the following: general economic conditions, changes in consumer preferences, credit market changes and constraints, acquisitions and development of new businesses, divestitures and dispositions, product availability, sales volumes, pricing actions and promotional activities of competitors, profit margins, weather, natural or man-made disasters, changes in law or regulations, foreign currency fluctuation, availability of suitable real estate locations, our ability to react to a disaster recovery situation, the impact of labor markets and new product introductions on our overall profitability, failure to achieve anticipated expense and cost reductions from operational changes, failure to achieve anticipated benefits of announced transactions, integration challenges relating to new ventures and unanticipated costs associated with previously announced or future restructuring activities.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In addition to the risks inherent in our operations, we are exposed to certain market risks, including adverse changes in foreign currency exchange rates and interest rates.

Foreign Currency Exchange Rate Risk

We have market risk arising from changes in foreign currency exchange rates related to our International segment operations. On a limited basis, we utilize foreign exchange forward contracts to manage foreign currency exposure to certain forecast inventory purchases, revenue streams and recognized receivable and payable balances. Our primary objective in holding derivatives is to reduce the volatility of net earnings and cash flows associated with changes in foreign currency exchange rates. Our foreign currency risk management strategy includes derivatives that are not designated as hedging instruments, which generally have terms of up to 12 months. The aggregate notional amount and fair value recorded on our Condensed Consolidated Balance Sheets at August 3, 2013, related to our foreign exchange forward and swap contracts outstanding from continuing operations was $123 million and $1 million, respectively. The amount recorded in our Consolidated Statements of Earnings from continuing operations related to all contracts settled and outstanding was a gain of $5 million in the second quarter of fiscal 2014.

In conjunction with our agreement to sell our 50% ownership interest in Best Buy Europe as described in Note 2, Discontinued Operations, we entered into a deal-contingent foreign currency forward contract to hedge £455 million of the total £471 million of net proceeds. The contract was settled in cash following the completion of the sale on June 26, 2013. The effect of this instrument on our Consolidated Statements of Earnings for the three and six months ended August 3, 2013, was a $3 million gain and a $2 million loss, respectively, recognized in Gain (loss) from discontinued operations. See Note 8, Derivative Instruments, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information regarding our derivative instruments.

The weakness of the U.S. Dollar compared to the Chinese Yuan and Mexican Peso during the second quarter of fiscal 2014 compared to the same period last year has had a positive overall impact on our revenue as the foreign denominations translated into more U.S. Dollars. The strength of the U.S. Dollar compared to the Canadian Dollar partially offset the overall positive impact on revenue from the Chinese Yuan and Mexican Peso. It is not possible to determine the exact impact of foreign currency exchange rate fluctuations; however, the effect on reported revenue and net earnings can be estimated. We estimate that foreign currency exchange rate fluctuations had a positive impact on our revenue of approximately $5 million and a negative impact on our net earnings of approximately $1 million in the second quarter of fiscal 2014.

Interest Rate Risk

Short- and long-term debt

At August 3, 2013, our long-term debt was comprised of our 2016 Notes, 2018 Notes and 2021 Notes. There were no outstanding borrowings under our credit facilities. We currently do not manage the interest rate risk on our debt through the use of derivative instruments.

Our credit facilities’ interest rates may be reset due to fluctuations in a market-based index, such as the federal funds rate, the LIBOR, or the base rate or prime rate of our lenders. A hypothetical 100-basis-point change in the interest rates on the outstanding balance of our credit facilities as of August 3, 2013, would have no impact on our annual pre-tax earnings, as we had no borrowings outstanding under credit facilities.

There is no interest rate risk associated with our 2016 Notes, 2018 Notes or 2021 Notes, as the interest rates are fixed at 3.75%, 5.00% and 5.50%, respectively, per annum.

Long-term investments in debt securities

At August 3, 2013, we held $16 million of long-term investments in debt securities, which were comprised of ARS. These investments are not subject to material interest rate risk. A hypothetical 100-basis point change in the interest rates on our ARS investments as of August 3, 2013, would have an immaterial impact our annual pre-tax earnings. We do not manage interest rate risk on our investments in debt securities through the use of derivative instruments.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), at August 3, 2013. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at August 3, 2013, our disclosure controls and procedures were effective.

There was no change in internal control over financial reporting during the fiscal quarter ended August 3, 2013, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Securities Actions

In February 2011, a purported class action lawsuit captioned, IBEW Local 98 Pension Fund, individually and on behalf of all others similarly situated v. Best Buy Co., Inc., et al., was filed against us and certain of our executive officers in the U.S. District Court for the District of Minnesota. This federal court action alleges, among other things, that we and the officers named in the complaint violated Sections 10(b) and 20A of the Exchange Act and Rule 10b-5 under the Exchange Act in connection with press releases and other statements relating to our fiscal 2011 earnings guidance that had been made available to the public. Additionally, in March 2011, a similar purported class action was filed by a single shareholder, Rene LeBlanc, against us and certain of our executive officers in the same court. In July 2011, after consolidation of the IBEW Local 98 Pension Fund and Rene LeBlanc actions, a consolidated complaint captioned, IBEW Local 98 Pension Fund v. Best Buy Co., Inc., et al., was filed and served. We filed a motion to dismiss the consolidated complaint in September 2011, and in March 2012, subsequent to the end of fiscal 2012, the court issued a decision dismissing the action with prejudice. In April 2012, the plaintiffs filed a motion to alter or amend the court's decision on our motion to dismiss. In October 2012, the court granted plaintiff's motion to alter or amend the court's decision on our motion to dismiss in part by vacating such decision and giving plaintiff leave to file an amended complaint, which plaintiff did in October 2012. We filed a motion to dismiss the amended complaint in November 2012 and all responsive pleadings were filed in December 2012. A hearing was held on April 26, 2013. On August 5, 2013, the court issued an order granting our motion to dismiss in part and, contrary to its March 2012 order, denying the motion to dismiss in part, holding that certain of the statements alleged to have been made were not forward-looking statements and therefore were not subject to the “safe-harbor” provisions of the Private Securities Litigation Reform Act (PSLRA). The court has set a pre-trial conference in this case for September 24, 2013. We continue to believe that these allegations are without merit and intend to vigorously defend our company in this matter.

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

The plaintiffs in the above securities actions seek damages, including interest, equitable relief and reimbursement of the costs and expenses they incurred in the lawsuits. As stated above, we believe the allegations in the above securities actions are without merit, and we intend to defend these actions vigorously. Based on our assessment of the facts underlying the claims in the above securities actions, their respective procedural litigation history, and the degree to which we intend to defend our company in these matters, the amount or range of reasonably possible losses, if any, cannot be estimated.

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

LCD Action

On October 8, 2010, we filed a lawsuit captioned Best Buy Co., Inc., et al. v. AU Optronics Corp., et al. in the United States District Court for the Northern District of California. We allege that the defendants engaged in price fixing in violation of antitrust regulations and conspired to control the supply of TFT-LCD panels. During the second quarter of fiscal 2014, we entered into binding settlement agreements with multiple defendants. Under the terms of the settlement agreements, we will receive specified payments in accordance with specified schedules, and there are no performance obligations or other contingencies associated with our right to receive the specified payments. Settlement proceeds of $264 million were recognized during the second quarter in Cost of goods sold. In addition, associated legal expenses of $35 million were recorded in Selling, general and administrative expenses. As of August 3, 2013, $38 million of the gross settlement proceeds had been received, with the remaining $226 million recorded as short-term or long-term receivables.

On July 22, 2013, trial commenced against the remaining named defendants. On September 3, 2013, a jury found that HannStar Display, Co. knowingly participated in a conspiracy to fix prices for TFT-LCD panels and found damages in the amount of $7.5 million. In addition, the jury found that Toshiba Corp. did not knowingly participate in the alleged conspiracy. We are considering all options in regard to the verdict, but we currently do not expect to receive amounts in addition to the settlements reached in the current and prior quarters.

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

3.1	Best Buy Co., Inc. Amended and Restated By-Laws (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Best Buy Co., Inc. on June 21, 2013)

4.1
Second Supplemental Indenture, dated as of July 16, 2013, to the Indenture dated as of March 8, 2011, between Best Buy Co., Inc. and U.S. Bank National Association, as successor trustee (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by Best Buy Co., Inc. on July 16, 2013)

4.2	Form of Global Note representing the Notes (included in Exhibit 4.1)

10.1
364-Day Credit Agreement, dated as of June 25, 2013, among Best Buy Co., Inc., the Subsidiary Guarantors, the Lenders party thereto, and JPMorgan Chase Bank N.A., as administrative agent (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Best Buy Co., Inc. on June 28, 2013)

10.2
First Amendment, dated as of June 25, 2013, to the Five-Year Credit Agreement, dated as of October 7, 2011, among Best Buy Co., Inc., the Subsidiary Guarantors, the Lenders party thereto, and JPMorgan Chase Bank N.A., as administrative agent (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Best Buy Co., Inc. on June 28, 2013)

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

101
The following financial information from our Quarterly Report on Form 10-Q for the second quarter of fiscal 2014, filed with the SEC on September 9, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets at August 3, 2013; February 2, 2013; and August 4, 2012, (ii) the Consolidated Statements of Earnings for the three and six months ended August 3, 2013, and August 4, 2012, (iii) the Consolidated Statements of Comprehensive Income for the three and six months ended August 3, 2013, and August 4, 2012, (iv) the Consolidated Statements of Cash Flows for the six months ended August 3, 2013, and August 4, 2012, (v) the Consolidated Statements of Changes in Shareholders’ Equity for the six months ended August 3, 2013, and August 4, 2012, and (vi) the Notes to Condensed Consolidated Financial Statements.

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

BEST BUY CO., INC.
(Registrant)

Date: September 9, 2013	By:	/s/ HUBERT JOLY
Hubert Joly
President and Chief Executive Officer
(duly authorized and principal executive officer)

Date: September 9, 2013	By:	/s/ SHARON L. McCOLLAM
Sharon L. McCollam
Chief Administrative Officer and Chief Financial Officer
(duly authorized and principal financial officer)

Date: September 9, 2013	By:	/s/ SUSAN S. GRAFTON
Susan S. Grafton
Senior Vice President, Controller
and Chief Accounting Officer
(duly authorized and principal accounting officer)