Form 10-Q
period 2013-11-02
BEST BUY CO INC
filed 2013-12-09
CIK 764478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 2, 2013

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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, $.10 Par Value — 346,007,645 shares outstanding as of December 4, 2013.

BEST BUY CO., INC.
FORM 10-Q FOR THE QUARTER ENDED NOVEMBER 2, 2013

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BEST BUY CO., INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
($ in millions)
(Unaudited)

	November 2, 2013	February 2, 2013	November 3, 2012
CURRENT ASSETS
Cash and cash equivalents	$2,170	$1,826	$309
Receivables	1,123	2,704	2,250
Merchandise inventories	6,978	6,571	8,156
Other current assets	963	946	1,131
Total current assets	11,234	12,047	11,846

PROPERTY AND EQUIPMENT, NET	2,726	3,270	3,407

GOODWILL	528	528	1,344

TRADENAMES, NET	103	131	131

CUSTOMER RELATIONSHIPS, NET	72	203	213

EQUITY AND OTHER INVESTMENTS	41	86	91

OTHER ASSETS	364	522	524

TOTAL ASSETS	$15,068	$16,787	$17,556

NOTE:  The Consolidated Balance Sheet as of February 2, 2013, has been condensed from the audited consolidated financial statements.

See Notes to Condensed Consolidated Financial Statements.

BEST BUY CO., INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
($ in millions)
(Unaudited)

	November 2, 2013	February 2, 2013	November 3, 2012
CURRENT LIABILITIES
Accounts payable	$6,578	$6,951	$7,933
Unredeemed gift card liabilities	368	428	392
Accrued compensation and related expenses	350	520	429
Accrued liabilities	1,233	1,639	1,531
Accrued income taxes	91	129	9
Short-term debt	—	596	310
Current portion of long-term debt	45	547	544
Total current liabilities	8,665	10,810	11,148

LONG-TERM LIABILITIES	1,035	1,109	1,122

LONG-TERM DEBT	1,624	1,153	1,158

EQUITY
Best Buy Co., Inc. shareholders’ equity
Preferred stock, $1.00 par value: Authorized — 400,000 shares; Issued and outstanding — none	—	—	—
Common stock, $0.10 par value: Authorized — 1.0 billion shares; Issued and outstanding — 345,564,000, 338,276,000 and 337,925,000 shares, respectively	35	34	34
Additional paid-in capital	253	54	40
Retained earnings	2,926	2,861	3,328
Accumulated other comprehensive income	528	112	105
Total Best Buy Co., Inc. shareholders’ equity	3,742	3,061	3,507
Noncontrolling interests	2	654	621
Total equity	3,744	3,715	4,128

TOTAL LIABILITIES AND EQUITY	$15,068	$16,787	$17,556

NOTE:  The Consolidated Balance Sheet as of February 2, 2013, has been condensed from the audited consolidated financial statements.

See Notes to Condensed Consolidated Financial Statements.

BEST BUY CO., INC.
CONSOLIDATED STATEMENTS OF EARNINGS
($ in millions, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	November 2, 2013	November 3, 2012	November 2, 2013	November 3, 2012
Revenue	$9,362	$9,381	$28,042	$29,093
Cost of goods sold	7,192	7,153	21,233	22,020
Gross profit	2,170	2,228	6,809	7,073
Selling, general and administrative expenses	2,048	2,192	6,093	6,467
Restructuring charges	31	34	44	252
Operating income	91	2	672	354
Other income (expense)
Gain on sale of investments	4	—	18	—
Investment income and other	8	10	18	15
Interest expense	(24)	(27)	(77)	(81)
Earnings (loss) from continuing operations before income tax expense (benefit)	79	(15)	631	288
Income tax expense (benefit)	35	(6)	253	97
Net earnings (loss) from continuing operations	44	(9)	378	191
Gain (loss) from discontinued operations (Note 2), net of tax benefit (expense) of $10, $(6), $34 and $14	10	10	(149)	(45)
Net earnings including noncontrolling interests	54	1	229	146
Net earnings from continuing operations attributable to noncontrolling interests	(1)	—	(1)	—
Net (gain) loss from discontinued operations attributable to noncontrolling interests	1	(11)	11	14
Net earnings (loss) attributable to Best Buy Co., Inc. shareholders	$54	$(10)	$239	$160

Basic earnings (loss) per share attributable to Best Buy Co., Inc. shareholders
Continuing operations	$0.13	$(0.03)	$1.11	$0.56
Discontinued operations	0.03	—	(0.41)	(0.09)
Basic earnings (loss) per share	$0.16	$(0.03)	$0.70	$0.47

Diluted earnings (loss) per share attributable to Best Buy Co., Inc. shareholders
Continuing operations	$0.12	$(0.03)	$1.09	$0.56
Discontinued operations	0.04	—	(0.40)	(0.09)
Diluted earnings (loss) per share	$0.16	$(0.03)	$0.69	$0.47

Dividends declared per common share	$0.17	$0.17	$0.51	$0.49

Weighted-average common shares outstanding (in millions)
Basic	342.8	337.2	340.7	339.3
Diluted	348.9	337.2	345.3	340.4

See Notes to Condensed Consolidated Financial Statements.

BEST BUY CO., INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	November 2, 2013	November 3, 2012	November 2, 2013	November 3, 2012
Net earnings including noncontrolling interests	$54	$1	$229	$146
Foreign currency translation adjustments	(2)	33	(106)	42
Unrealized gain on available-for-sale investments	1	—	1	3
Reclassification of foreign currency translation adjustments into earnings due to sale of business	—	—	654	—
Reclassification of losses on available-for-sale investments into earnings	—	—	2	—
Comprehensive income including noncontrolling interests	53	34	780	191
Comprehensive income attributable to noncontrolling interests	—	(25)	(125)	—
Comprehensive income attributable to Best Buy Co., Inc. shareholders	$53	$9	$655	$191

See Notes to Condensed Consolidated Financial Statements.

BEST BUY CO., INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED NOVEMBER 2, 2013, AND NOVEMBER 3, 2012
($ and shares in millions)
(Unaudited)

	Best Buy Co., Inc.
	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Best Buy Co., Inc.	Non- controlling Interests	Total
Balances at February 2, 2013	338	$34	$54	$2,861	$112	$3,061	$654	$3,715
Net earnings (loss), nine months ended November 2, 2013	—	—	—	239	—	239	(10)	229
Foreign currency translation adjustments	—	—	—	—	(95)	(95)	(11)	(106)
Unrealized gains (losses) on available-for-sale investments	—	—	—	—	2	2	(1)	1
Sale of noncontrolling interest	—	—	—	—	—	—	(776)	(776)
Reclassification of foreign currency translation adjustments into earnings	—	—	—	—	508	508	146	654
Reclassification of losses on available-for-sale investments into earnings	—	—	—	—	1	1	1	2
Dividend distribution	—	—	—	—	—	—	(1)	(1)
Stock-based compensation	—	—	74	—	—	74	—	74
Restricted stock vested and stock options exercised	7	1	135	—	—	136	—	136
Issuance of common stock under employee stock purchase plan	1	—	13	—	—	13	—	13
Tax deficit from stock options canceled or exercised, restricted stock vesting and employee stock purchase plan	—	—	(23)	—	—	(23)	—	(23)
Common stock dividends, $0.51 per share	—	—	—	(174)	—	(174)	—	(174)
Balances at November 2, 2013	346	$35	$253	$2,926	$528	$3,742	$2	$3,744

Balances at March 3, 2012	341	$34	$—	$3,621	$90	$3,745	$621	$4,366
Adjustment for fiscal year-end change (Note 1)	5	—	—	(108)	(16)	(124)	—	(124)
Balances at January 28, 2012	346	34	—	3,513	74	3,621	621	4,242
Net earnings (loss), nine months ended November 3, 2012	—	—	—	160	—	160	(14)	146
Foreign currency translation adjustments	—	—	—	—	28	28	14	42
Unrealized gains on available-for-sale investments	—	—	—	—	3	3	—	3
Stock-based compensation	—	—	99	—	—	99	—	99
Stock options exercised	2	—	2	—	—	2	—	2
Issuance of common stock under employee stock purchase plan	1	—	24	—	—	24	—	24
Tax deficit from stock options canceled or exercised, restricted stock vesting and employee stock purchase plan	—	—	(29)	—	—	(29)	—	(29)
Common stock dividends, $0.49 per share	—	—	—	(164)	—	(164)	—	(164)
Repurchase and retirement of common stock	(11)	—	(56)	(181)	—	(237)	—	(237)
Balances at November 3, 2012	338	$34	$40	$3,328	$105	$3,507	$621	$4,128

See Notes to Condensed Consolidated Financial Statements.

BEST BUY CO., INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)
(Unaudited)

	Nine Months Ended
	November 2, 2013	November 3, 2012
OPERATING ACTIVITIES
Net earnings including noncontrolling interests	$229	$146
Adjustments to reconcile net earnings including noncontrolling interests to total cash provided by (used in) operating activities:
Depreciation	537	657
Amortization of definite-lived intangible assets	13	30
Restructuring charges	144	251
Loss on sale of business, net	123	—
Stock-based compensation	70	95
Excess tax benefits from stock-based compensation	(8)	—
Deferred income taxes	(3)	(96)
Other, net	14	19
Changes in operating assets and liabilities
Receivables	208	216
Merchandise inventories	(974)	(1,330)
Other assets	(102)	(167)
Accounts payable	465	967
Other liabilities	(347)	(541)
Income taxes	(45)	(368)
Total cash provided by (used in) operating activities	324	(121)

INVESTING ACTIVITIES
Additions to property and equipment	(422)	(522)
Purchases of investments	(5)	(13)
Sales of investments	49	68
Proceeds from sale of business, net of cash transferred upon sale	67	25
Acquisition of business, net of cash acquired	—	(29)
Change in restricted assets	(3)	59
Other, net	(1)	—
Total cash used in investing activities	(315)	(412)

FINANCING ACTIVITIES
Repurchase of common stock	—	(255)
Borrowings of debt	2,414	1,034
Repayments of debt	(2,027)	(1,234)
Dividends paid	(174)	(166)
Issuance of common stock under employee stock purchase plan and for the exercise of stock options	147	26
Excess tax benefits from stock-based compensation	8	—
Other, net	(9)	(12)
Total cash provided by (used in) financing activities	359	(607)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(24)	48

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS BEFORE ADJUSTMENT	344	(1,092)
ADJUSTMENT FOR FISCAL YEAR-END CHANGE (NOTE 1)	—	202

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AFTER ADJUSTMENT	344	(890)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,826	1,199

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,170	$309
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

Sale of Best Buy Europe

During the first quarter of fiscal 2014, we entered into a definitive agreement with Carphone Warehouse Group plc ("CPW") to sell our 50% ownership interest in Best Buy Europe to CPW. On June 26, 2013, the sale was completed. As a result, beginning in the first quarter of fiscal 2014, the results of Best Buy Europe for all periods have been presented as discontinued operations. See Note 2, Discontinued Operations, for further information.

On June 21, 2013, we filed a Current Report on Form 8-K (the “June 21st Form 8-K”) to recast certain financial information included in our Transition Report on Form 10-K for the transition period from March 4, 2012, to February 2, 2013, to reflect the results of Best Buy Europe as discontinued operations.

Description of Business

Historically, we have realized more of our revenue and a large portion of our earnings in the fiscal fourth quarter, which includes the majority of the holiday shopping season in the U.S., Canada and Mexico, than in any other fiscal quarter. Due to the seasonal nature of our business, interim results are not necessarily indicative of results for the entire fiscal year. The interim financial statements and the related notes in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and related notes included in our Transition Report on Form 10-K for the fiscal year ended February 2, 2013, and the recast financial information included in the June 21st Form 8-K. The first nine months of fiscal 2014 and fiscal 2013 included 39 weeks and 40 weeks, respectively.

Beginning in the first quarter of fiscal 2013, we changed our fiscal year-end from the Saturday nearest the end of February to the Saturday nearest the end of January. As a result of this change, our fiscal year 2013 was an 11-month transition period ending on February 2, 2013. The results for the nine months ended November 3, 2012 include our fiscal month ended March 3, 2012, for operations that are not reported on a lag (primarily our Domestic segment and Canadian operations), which were also included in our results for the fiscal year ended March 3, 2012, included in our fiscal 2012 Form 10-K. See Note 2, Fiscal Year-end Change, in the Notes to Consolidated Financial Statements included in our Transition Report on Form 10-K for the fiscal year ended February 2, 2013, and the recast financial information included in the June 21st Form 8-K, for additional information regarding our fiscal year-end change.

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

In preparing the accompanying condensed consolidated financial statements, we evaluated the period from November 3, 2013, through the date the financial statements were issued, for material subsequent events requiring recognition or disclosure. No such events were identified for this period.

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

The composition of assets and liabilities disposed of on June 26, 2013, as a result of the sale of Best Buy Europe was as follows ($ in millions):

June 26, 2013
Cash and cash equivalents	$597
Receivables	1,295
Merchandise inventories	554
Other current assets	168
Net property and equipment	159
Other assets	316
Total assets	3,089

Accounts payable	790
Short-term debt	973
Other current liabilities	1,145
Long-term liabilities	65
Total liabilities	2,973

Discontinued operations are comprised of: (i) Napster operations within our Domestic segment; (ii) large-format Best Buy branded store operations in China within our International segment; and (iii) Best Buy Europe operations within our International segment. The presentation of discontinued operations has been retrospectively applied to all prior periods presented.

The financial results of discontinued operations for the three and nine months ended November 2, 2013, and November 3, 2012, were as follows ($ in millions):

	Three Months Ended		Nine Months Ended
	November 2, 2013	November 3, 2012	November 2, 2013	November 3, 2012
Revenue	$—	$1,372	$2,682	$3,825

Restructuring charges(1)	—	6	100	(1)

Gain (loss) from discontinued operations before income tax benefit (expense)	—	17	(235)	(55)
Income tax benefit (expense)(2)	10	(6)	34	14
Gain on sale of discontinued operations	—	—	52	—
Equity in loss of affiliates	—	(1)	—	(4)
Net gain (loss) from discontinued operations, including noncontrolling interests	10	10	(149)	(45)
Net (gain) loss from discontinued operations attributable to noncontrolling interests	1	(11)	11	14
Net gain (loss) from discontinued operations attributable to Best Buy Co., Inc. shareholders	$11	$(1)	$(138)	$(31)

(1)	See Note 6, Restructuring Charges, for further discussion of the restructuring charges associated with discontinued operations.

(2)
Income tax benefit for the three months ended November 2, 2013 includes a $16 million benefit related to the impairment of our investment in Best Buy Europe, partially offset by $(6) million of expense related to a tax allocation between continuing and discontinued operations. The fiscal 2014 effective tax rate for discontinued operations differs from the statutory tax rate primarily due to the tax allocation, restructuring charges and the impairment of our investment in Best Buy Europe. The restructuring charges and impairment generally included minimal related tax benefit. The deferred tax assets related to the restructuring charges generally resulted in an increase in the valuation allowance in an equal amount, while the investment impairment is generally not tax deductible.

3.	Investments

Investments were comprised of the following ($ in millions):

	November 2, 2013	February 2, 2013	November 3, 2012
Equity and other investments
Debt securities (auction rate securities)	$9	$21	$21
Marketable equity securities	10	27	3
Other investments	22	38	67
Total equity and other investments	$41	$86	$91

Debt Securities

Our debt securities are comprised of auction rate securities (“ARS”). At November 2, 2013, our ARS portfolio of three investments had a par value of $10 million and a fair value of $9 million. We sold $7 million of ARS at par during the third quarter of fiscal 2014. We do not intend to sell our remaining ARS until we can recover the full principal amount. In addition, we do not believe it is more likely than not that we would be required to sell our remaining ARS until we can recover the full principal amount based on our other sources of liquidity. Our ARS portfolio had an immaterial impact on accumulated other comprehensive income at November 2, 2013, February 2, 2013, and November 3, 2012.

Marketable Equity Securities

We invest in marketable equity securities and classify them as available-for-sale. Investments in marketable equity securities are classified as non-current assets within equity and other investments in our Condensed Consolidated Balance Sheets and are reported at fair value based on quoted market prices. Our investments in marketable equity securities were $10 million, $27 million, and $3 million at November 2, 2013, February 2, 2013, and November 3, 2012, respectively. We review all investments for other-than-temporary impairment at least quarterly or as indicators of impairment exist. The total unrealized gain, net of tax, included in accumulated other comprehensive income was immaterial at November 2, 2013, February 2, 2013, and November 3, 2012, respectively.

Other Investments

The aggregate carrying values of investments accounted for using the cost method at November 2, 2013, February 2, 2013, and November 3, 2012 were $22 million, $38 million, and $67 million, respectively.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair value hierarchy requires the use of observable market data when available. In instances where the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following tables set forth by level within the fair value hierarchy, our financial assets and liabilities that were accounted for at fair value on a recurring basis at November 2, 2013, February 2, 2013, and November 3, 2012, according to the valuation techniques we used to determine their fair values ($ in millions).

		Fair Value Measurements Using Inputs Considered as
	Fair Value at November 2, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS
Cash and cash equivalents
Money market funds	$495	$495	$—	$—
Equity and other investments
Auction rate securities	9	—	—	9
Marketable equity securities	10	10	—	—

LIABILITIES
Accrued liabilities
Foreign currency derivative instruments	2	—	2	—

		Fair Value Measurements Using Inputs Considered as
	Fair Value at February 2, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS
Cash and cash equivalents
Money market funds	$520	$520	$—	$—
Other current assets
Foreign currency derivative instruments	1	—	1	—
Equity and other investments
Auction rate securities	21	—	—	21
Marketable equity securities	27	27	—	—

		Fair Value Measurements Using Inputs Considered as
	Fair Value at November 3, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS
Other current assets
Foreign currency derivative instruments	$2	$—	$2	$—
Equity and other investments
Auction rate securities	21	—	—	21
Marketable equity securities	3	3	—	—

LIABILITIES
Accrued liabilities
Foreign currency derivative instruments	1	—	1	—

The following tables provide a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis in the tables above that used significant unobservable inputs (Level 3) for the three and nine months ended November 2, 2013, and the three and eight months ended November 3, 2012 ($ in millions).

	Debt securities- Auction rate securities only
	Student loan bonds	Municipal revenue bonds	Total
Balances at August 3, 2013	$14	$2	$16
Sales	(7)	—	(7)
Balances at November 2, 2013	$7	$2	$9

	Debt securities- Auction rate securities only
	Student loan bonds	Municipal revenue bonds	Total
Balances at February 2, 2013	$19	$2	$21
Sales	(12)	—	(12)
Balances at November 2, 2013	$7	$2	$9

	Debt securities- Auction rate securities only
	Student loan bonds	Municipal revenue bonds	Total
Balances at August 4, 2012	$20	$2	$22
Sales	(1)	—	(1)
Balances at November 3, 2012	$19	$2	$21

	Debt securities- Auction rate securities only
	Student loan bonds	Municipal revenue bonds	Total
Balances at March 3, 2012	$80	$2	$82
Changes in unrealized losses included in other comprehensive income	4	—	4
Sales	(65)	—	(65)
Balances at November 3, 2012	$19	$2	$21

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

With the exception of fixed asset impairments associated with our agreement to sell our interest in Best Buy Europe and our restructuring activities described in Note 6, Restructuring Charges, we had no significant remeasurements of such assets or liabilities to fair value during the nine months ended November 2, 2013, and November 3, 2012.

The following table summarizes the fair value remeasurements recorded during the nine months ended November 2, 2013, and November 3, 2012 ($ in millions):

	Nine Months Ended		Nine Months Ended
	November 2, 2013		November 3, 2012
	Impairments	Remaining Net Carrying Value	Impairments	Remaining Net Carrying Value
Continuing operations
Property and equipment	$4	$—	$29	$—
Investments	16	22	—	—
Total continuing operations	$20	$22	$29	$—
Discontinued operations(1)
Property and equipment(2)	$220	$—	$—	$—
Tradename	4	—	—	—
Total discontinued operations	$224	$—	$—	$—

(1)	Property and equipment and tradename impairments associated with discontinued operations are recorded within gain (loss) from discontinued operations in our Consolidated Statements of Earnings.

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

The changes in the carrying values of goodwill and indefinite-lived tradenames by segment were as follows in the nine months ended November 2, 2013, and the eight months ended November 3, 2012 ($ in millions):

	Goodwill			Indefinite-lived Tradenames
	Domestic	International	Total	Domestic	International	Total
Balances at February 2, 2013	$528	$—	$528	$19	$112	$131
Changes in foreign currency exchange rates	—	—	—	—	(2)	(2)
Sale of Best Buy Europe	—	—	—	—	(22)	(22)
Impairments	—	—	—	—	(4)	(4)
Balances at November 2, 2013	$528	$—	$528	$19	$84	$103

	Goodwill			Indefinite-lived Tradenames
	Domestic	International	Total	Domestic	International	Total
Balances at March 3, 2012	$516	$819	$1,335	$19	$112	$131
Changes in foreign currency exchange rates	—	(5)	(5)	—	—	—
Acquisitions	14	—	14	—	—	—
Balances at November 3, 2012	$530	$814	$1,344	$19	$112	$131

The following table provides the gross carrying amount of goodwill and cumulative goodwill impairment losses ($ in millions):

	November 2, 2013		February 2, 2013		November 3, 2012
	Gross Carrying Amount(1)	Cumulative Impairment(1)	Gross Carrying Amount	Cumulative Impairment	Gross Carrying Amount	Cumulative Impairment
Goodwill	$1,412	$(884)	$2,608	$(2,080)	$2,605	$(1,261)

(1)	Excludes the gross carrying amount and cumulative impairment related to Best Buy Europe, which was sold during the quarter ended August 3, 2013.

The following table provides the gross carrying values and related accumulated amortization of definite-lived intangible assets ($ in millions):

	November 2, 2013		February 2, 2013		November 3, 2012
	Gross Carrying Amount(1)	Accumulated Amortization(1)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$83	$(11)	$475	$(272)	$475	$(262)

(1)	Excludes the gross carrying amount and accumulated amortization related to Best Buy Europe, which was sold during the quarter ended August 3, 2013.

Total amortization expense for the three months ended November 2, 2013, and November 3, 2012, was $1 million and $10 million, respectively, of which $0 million and $9 million, respectively, has been included in the results of discontinued operations. Total amortization expense for the nine months ended November 2, 2013, and November 3, 2012, was $13 million and $30 million, respectively, of which $9 million and $26 million, respectively, has been included in the results of discontinued operations. The estimated future amortization expense for identifiable intangible assets is as follows ($ in millions):

Fiscal Year
Remainder of fiscal 2014	$2
2015	6
2016	6
2017	6
2018	6
Thereafter	46

6.	Restructuring Charges

Summary

Charges incurred in the nine months ended November 2, 2013, and November 3, 2012, for our restructuring activities were as follows ($ in millions):

	Nine Months Ended
	November 2, 2013	November 3, 2012
Continuing operations
Renew Blue	$52	$—
Fiscal 2013 U.S. restructuring	(8)	258
Fiscal 2012 restructuring	—	6
Fiscal 2011 restructuring	—	(12)
Total	44	252
Discontinued operations
Fiscal 2013 Europe restructuring	95	2
Fiscal 2012 restructuring	5	(5)
Fiscal 2011 restructuring	—	2
Total (Note 2)	100	(1)
Total	$144	$251

Renew Blue

In the fourth quarter of fiscal 2013, we began implementing initiatives intended to reduce costs and improve operating performance. These initiatives included focusing on core business activities, reducing headcount and optimizing our real estate portfolio. These cost reduction initiatives represent one of the six Renew Blue priorities for fiscal 2014. We incurred $52 million of restructuring charges related to Renew Blue initiatives during the first nine months of fiscal 2014, primarily comprised of employee termination benefits, investment impairments, facility closure costs, and property and equipment impairments. We expect to continue to implement Renew Blue initiatives throughout fiscal 2014, as we further analyze our operations and strategies.

All restructuring charges related to this program are from continuing operations and are presented in restructuring charges in our Consolidated Statements of Earnings. The composition of the restructuring charges we incurred for this program in the nine months ended November 2, 2013, as well as the cumulative amount incurred through November 2, 2013, was as follows ($ in millions):

	Domestic		International		Total
	Nine Months Ended November 2, 2013	Cumulative Amount through November 2, 2013	Nine Months Ended November 2, 2013	Cumulative Amount through November 2, 2013	Nine Months Ended November 2, 2013	Cumulative Amount through November 2, 2013
Continuing operations
Inventory write-downs	$—	$1	$—	$—	$—	$1
Property and equipment impairments	2	9	2	25	4	34
Termination benefits	16	62	10	19	26	81
Investment impairments	16	43	—	—	16	43
Facility closure and other costs	—	3	6	61	6	64
Total	$34	$118	$18	$105	$52	$223

The following table summarizes our restructuring accrual activity during the nine months ended November 2, 2013, related to termination benefits and facility closure and other costs associated with this program ($ in millions):

	Termination Benefits	Facility Closure and Other Costs	Total
Balance at February 2, 2013	$54	$54	$108
Charges	25	14	39
Cash payments	(65)	(16)	(81)
Adjustments	(7)	8	1
Changes in foreign currency exchange rates	1	(1)	—
Balance at November 2, 2013	$8	$59	$67

Fiscal 2013 Europe Restructuring

In the third quarter of fiscal 2013, we initiated a series of actions to restructure our Best Buy Europe operations in our International segment intended to improve operating performance. All restructuring charges related to this program are reported within gain (loss) from discontinued operations in our Consolidated Statements of Earnings as a result of the sale of our 50% ownership interest in Best Buy Europe. Refer to Note 2, Discontinued Operations. We incurred $95 million of restructuring charges in the first nine months of fiscal 2014, consisting primarily of property and equipment impairments and employee termination benefits. In the first nine months of fiscal 2013, we incurred $2 million of restructuring charges related to employee termination benefits. Given the sale of Best Buy Europe, we do not expect to incur additional restructuring charges related to this program.

The composition of the restructuring charges we incurred for this program in the nine months ended November 2, 2013 and November 3, 2012, as well as the cumulative amount incurred through November 2, 2013, was as follows ($ in millions):

	Nine Months Ended November 2, 2013	Nine Months Ended November 3, 2012	Cumulative Amount through November 2, 2013
Discontinued operations
Inventory write-downs	$7	$—	$7
Property and equipment impairments	45	—	57
Termination benefits	36	2	55
Tradename impairment	4	—	4
Facility closure and other costs	3	—	8
Total	$95	$2	$131

The following table summarizes our restructuring accrual activity during the nine months ended November 2, 2013, and the eight months ended November 3, 2012, related to termination benefits and facility closure and other costs associated with this program ($ in millions):

	Termination Benefits	Facility Closure and Other Costs	Total
Balance at February 2, 2013	$—	$5	$5
Charges	36	2	38
Cash payments	(2)	(7)	(9)
Adjustments(1)	(34)	—	(34)
Balance at November 2, 2013	$—	$—	$—

(1)	Represents the remaining liability written off as a result of the sale of Best Buy Europe, as described in Note 2, Discontinued Operations.

Termination Benefits
Balance at March 3, 2012	$—
Charges	2
Cash payments	(2)
Balance at November 3, 2012	$—

Fiscal 2013 U.S. Restructuring

In the first quarter of fiscal 2013, we initiated a series of actions to restructure operations in our Domestic segment intended to improve operating performance. The actions included closure of 49 large-format Best Buy branded stores in the U.S. and changes to the store and corporate operating models. The costs of implementing the changes are primarily comprised of facility closure costs, employee termination benefits, and property and equipment (primarily store fixtures) impairments. We recognized a reduction to restructuring charges of $8 million in the nine months ended November 2, 2013, as a result of the buyout of a lease for less than the remaining vacant space liability. In the nine months ended November 3, 2012, we incurred $258 million of charges consisting primarily of facility closure and other costs, termination benefits, and property and equipment impairments. We do not expect to incur further material restructuring charges related to this program, with the exception of lease payments for vacated stores which will continue until leases expire or are terminated.

The restructuring charges related to our fiscal U.S. 2013 restructuring activities are from continuing operations and are presented in restructuring charges in our Consolidated Statements of Earnings. The composition of the restructuring charges we incurred for this program in the nine months ended November 2, 2013, and November 3, 2012, as well as the cumulative amount incurred through November 2, 2013, was as follows ($ in millions):

	Nine Months Ended		Cumulative Amount through November 2, 2013
	November 2, 2013	November 3, 2012
Continuing operations
Property and equipment impairments	$—	$28	$29
Termination benefits	—	83	77
Facility closure and other costs, net	(8)	147	143
Total	$(8)	$258	$249

The following table summarizes our restructuring accrual activity during the nine months ended November 2, 2013, and the eight months ended November 3, 2012, related to termination benefits and facility closure and other costs associated with this program ($ in millions):

	Termination Benefits	Facility Closure and Other Costs	Total
Balance at February 2, 2013	$4	$113	$117
Charges	—	3	3
Cash payments	(2)	(39)	(41)
Adjustments	(2)	(13)	(15)
Balance at November 2, 2013	$—	$64	$64

	Termination Benefits	Facility Closure and Other Costs	Total
Balance at March 3, 2012	$—	$—	$—
Charges	109	145	254
Cash payments	(65)	(18)	(83)
Adjustments	(31)	(3)	(34)
Balance at November 3, 2012	$13	$124	$137

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

We incurred $5 million of charges related to this program in the first nine months of fiscal 2014, representing a change in sublease assumptions. In the first nine months of fiscal 2013, we incurred $1 million of charges, comprised primarily of facility closure and other costs. We do not expect to incur further material restructuring charges related to this program in either our Domestic or International segments, as we have substantially completed these restructuring activities.

The composition of the restructuring charges we incurred for this program in the nine months ended November 2, 2013, and November 3, 2012, as well as the cumulative amount incurred through November 2, 2013, was as follows ($ in millions):

	Domestic			International			Total
	Nine Months Ended		Cumulative Amount through November 2, 2013	Nine Months Ended		Cumulative Amount through November 2, 2013	Nine Months Ended		Cumulative Amount through November 2, 2013
	Nov. 2, 2013	Nov. 3, 2012		Nov. 2, 2013	Nov. 3, 2012		Nov. 2, 2013	Nov. 3, 2012
Continuing operations
Property and equipment impairments	$—	$1	$17	$—	$—	$15	$—	$1	$32
Termination benefits	—	—	1	—	—	—	—	—	1
Facility closure and other costs	—	5	5	—	—	—	—	5	5
Total	—	6	23	—	—	15	—	6	38
Discontinued operations
Inventory write-downs	—	—	—	—	—	11	—	—	11
Property and equipment impairments	—	—	—	—	—	96	—	—	96
Termination benefits	—	—	—	—	1	17	—	1	17
Facility closure and other costs	—	—	—	5	(6)	84	5	(6)	84
Total	—	—	—	5	(5)	208	5	(5)	208
Total	$—	$6	$23	$5	$(5)	$223	$5	$1	$246

The following table summarizes our restructuring accrual activity during the nine months ended November 2, 2013, and the eight months ended November 3, 2012, related to termination benefits and facility closure and other costs associated with this program ($ in millions):

Facility Closure and Other Costs
Balance at February 2, 2013	$36
Cash payments	(33)
Adjustments(1)	(1)
Changes in foreign currency exchange rates	(2)
Balance at November 2, 2013	$—

(1)
Included within the adjustments is a $5 million charge related to a change in sublease assumptions, offset by a $(6) million adjustment to write off the remaining liability as a result of the sale of Best Buy Europe, as described in Note 2, Discontinued Operations.

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

7.    Debt

Short-Term Debt

Short-term debt consisted of the following ($ in millions):

	November 2, 2013	February 2, 2013	November 3, 2012
U.S. revolving credit facility – 364-Day	$—	$—	$—
U.S. revolving credit facility – 5-Year	—	—	—
Europe revolving credit facility(1)	—	596	310
Canada revolving demand facility	—	—	—
China revolving demand facilities	—	—	—
Total short-term debt	$—	$596	$310

(1)	Short-term debt associated with the Europe revolving credit facility is related to our Best Buy Europe operations, which we sold on June 26, 2013, as described in Note 2, Discontinued Operations.

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

Long-Term Debt

Long-term debt consisted of the following ($ in millions):

	November 2, 2013	February 2, 2013	November 3, 2012
2013 Notes	$—	$500	$500
2016 Notes	349	349	349
2018 Notes	500	—	—
2021 Notes	649	648	648
Financing lease obligations	103	122	130
Capital lease obligations	67	80	74
Other debt	1	1	1
Total long-term debt	1,669	1,700	1,702
Less: current portion(1)	(45)	(547)	(544)
Total long-term debt, less current portion	$1,624	$1,153	$1,158

(1)	Our 2013 Notes due July 15, 2013, which were retired on July 15, 2013, are classified in the current portion of long-term debt as of February 2, 2013, and November 3, 2012.

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

We may redeem some or all of the 2018 Notes at any time, at a redemption price equal to the greater of (1) 100% of the principal amount of the 2018 Notes to be redeemed and (2) the sum of the present values of each remaining scheduled payment of principal and interest on the 2018 Notes to be redeemed discounted to the redemption date on a semi-annual basis at the comparable Treasury Rate plus 50 basis points.

The 2018 Notes are unsecured and unsubordinated obligations and rank equally with all of our other unsecured and unsubordinated debt. The 2018 Notes contain covenants that, among other things, limit our ability and the ability of our subsidiaries to incur debt secured by liens and enter into sale and lease-back transactions.

Other

The fair value of long-term debt approximated $1,717 million, $1,652 million, and $1,635 million at November 2, 2013, February 2, 2013, and November 3, 2012, respectively, based primarily on the market prices quoted from external sources, compared with carrying values of $1,669 million, $1,700 million, and $1,702 million, respectively. If long-term debt was measured at fair value in the financial statements, it would be classified primarily as Level 1 in the fair value hierarchy.

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

Derivatives Not Designated as Hedging Instruments

Derivatives not designated as hedging instruments include foreign currency forward contracts used to manage the impact of fluctuations in foreign currency exchange rates relative to recognized receivable and payable balances denominated in non-functional currencies, and on certain forecast inventory purchases denominated in non-functional currencies. The contracts generally have terms of up to 12 months. These derivative instruments are not designated in hedging relationships and, therefore, we record gains and losses on these contracts directly to net earnings. At November 2, 2013, the notional amount of these instruments was $138 million and the effect of these instruments on our Consolidated Statements of Earnings for the three and nine months ended November 2, 2013, recognized in selling, general and administrative expenses was a $3 million loss and $3 million gain, respectively.

In conjunction with our agreement to sell our 50% ownership interest in Best Buy Europe as described in Note 2, Discontinued Operations, we entered into a deal-contingent foreign currency forward contract to hedge £455 million of the total £471 million of net proceeds. The contract was settled in cash following the completion of the sale on June 26, 2013. This instrument had no effect on the Consolidated Statements of Earnings in the three months ended November 2, 2013, and a $2 million loss recognized in gain (loss) from discontinued operations in the nine months ended November 2, 2013.

Summary of Derivative Balances

The following table presents the notional amounts of our foreign currency exchange contracts at November 2, 2013, February 2, 2013, and November 3, 2012 ($ in millions):

	Notional Amount
Contract Type	November 2, 2013	February 2, 2013	November 3, 2012
Derivatives not designated as hedging instruments	$138	$173	$323

9.	Earnings per Share

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

The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings per share from continuing operations attributable to Best Buy Co., Inc. ($ and shares in millions):

	Three Months Ended		Nine Months Ended
	November 2, 2013	November 3, 2012	November 2, 2013	November 3, 2012
Numerator
Net earnings (loss) from continuing operations	$44	$(9)	$378	$191
Net earnings from continuing operations attributable to noncontrolling interests	(1)	—	(1)	—
Net earnings (loss) from continuing operations attributable to Best Buy Co., Inc.	$43	$(9)	$377	$191

Denominator
Weighted-average common shares outstanding	342.8	337.2	340.7	339.3
Effect of potentially dilutive securities:
Nonvested share awards	6.1	—	4.6	1.1
Weighted-average common shares outstanding, assuming dilution	348.9	337.2	345.3	340.4

Net earnings (loss) per share from continuing operations attributable to Best Buy Co., Inc.
Basic	$0.13	$(0.03)	$1.11	$0.56
Diluted	$0.12	$(0.03)	$1.09	$0.56

The computation of weighted-average common shares outstanding, assuming dilution, excluded options to purchase 12.6 million shares of our common stock for the three months ended November 2, 2013 and options to purchase 16.4 million and 28.6 million shares of our common stock for the nine months ended November 2, 2013, and November 3, 2012, respectively. These amounts were excluded as the options’ exercise prices were greater than the average market price of our common stock for the periods presented and, therefore, the effect would be anti-dilutive (i.e., including such options would result in higher earnings per share). The calculation of the diluted loss per share for the three months ended November 3, 2012 does not include potentially dilutive securities because their inclusion would be anti-dilutive (i.e. reduce the net loss per share).

10.	Comprehensive Income

The following tables provide a reconciliation of the components of accumulated other comprehensive income, net of tax, attributable to Best Buy Co., Inc. for the three and nine months ended November 2, 2013, and November 3, 2012, respectively ($ in millions):

	Foreign Currency Translation	Available-For-Sale Investments	Total
Balances at August 3, 2013	$528	$1	$529
Foreign currency translation adjustments	(2)	—	(2)
Unrealized gains on available-for-sale investments	—	1	1
Balances at November 2, 2013	$526	$2	$528

	Foreign Currency Translation	Available-For-Sale Investments	Total
Balances at February 2, 2013	$113	$(1)	$112
Foreign currency translation adjustments	(95)	—	(95)
Reclassification of foreign currency translation adjustments into earnings due to sale of business	508	—	508
Unrealized gains on available-for-sale investments	—	2	2
Reclassification of losses on available-for-sale investments into earnings	—	1	1
Balances at November 2, 2013	$526	$2	$528

	Foreign Currency Translation	Available-For-Sale Investments	Total
Balances at August 4, 2012	$87	$(1)	$86
Foreign currency translation adjustments	18	—	18
Unrealized gains on available-for-sale investments	—	1	1
Balances at November 3, 2012	$105	$—	$105

	Foreign Currency Translation	Available-For-Sale Investments	Total
Balances at March 3, 2012	$93	$(3)	$90
Adjustment for fiscal year change	(16)	—	(16)
Balances at January 28, 2012	77	(3)	74
Foreign currency translation adjustments	28	—	28
Unrealized gains on available-for-sale investments	—	3	3
Balances at November 3, 2012	$105	$—	$105

There is no tax impact related to foreign currency translation adjustments, as the earnings are considered permanently reinvested. In addition, there were no material tax impacts related to gains or losses on available-for-sale investments in the periods presented.

11.	Repurchase of Common Stock

In June 2011, our Board of Directors authorized a $5.0 billion share repurchase program. There is no expiration date governing the period over which we can repurchase shares under the June 2011 share repurchase program. For the nine months ended November 3, 2012, we repurchased 10.9 million shares of our common stock at a cost of $237 million. No shares were repurchased during the three months ended November 3, 2012, nor the three or nine months ended November 2, 2013.

At November 2, 2013, $4.0 billion remained available for additional purchases under the June 2011 share repurchase program. Repurchased shares have been retired and constitute authorized but unissued shares. We have currently suspended our share repurchase program.

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

Revenue by reportable segment was as follows ($ in millions):

	Three Months Ended		Nine Months Ended
	November 2, 2013	November 3, 2012	November 2, 2013	November 3, 2012
Domestic	$7,847	$7,673	$23,635	$24,298
International	1,515	1,708	4,407	4,795
Total revenue	$9,362	$9,381	$28,042	$29,093

Operating income (loss) by reportable segment and the reconciliation to earnings (loss) from continuing operations before income tax expense (benefit) were as follows ($ in millions):

	Three Months Ended		Nine Months Ended
	November 2, 2013	November 3, 2012	November 2, 2013	November 3, 2012
Domestic	$111	$16	$753	$394
International	(20)	(14)	(81)	(40)
Total operating income	91	2	672	354
Other income (expense)
Gain on sale of investments	4	—	18	—
Investment income and other	8	10	18	15
Interest expense	(24)	(27)	(77)	(81)
Earnings (loss) from continuing operations before income tax expense (benefit)	$79	$(15)	$631	$288

Assets by reportable segment were as follows ($ in millions):

	November 2, 2013	February 2, 2013	November 3, 2012
Domestic	$11,971	$10,874	$11,291
International	3,097	5,913	6,265
Total assets	$15,068	$16,787	$17,556

13.	Contingencies

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

Securities Actions

In February 2011, a purported class action lawsuit captioned, IBEW Local 98 Pension Fund, individually and on behalf of all others similarly situated v. Best Buy Co., Inc., et al., was filed against us and certain of our executive officers in the U.S. District Court for the District of Minnesota. This federal court action alleges, among other things, that we and the officers named in the complaint violated Sections 10(b) and 20A of the Exchange Act and Rule 10b-5 under the Exchange Act in connection with press releases and other statements relating to our fiscal 2011 earnings guidance that had been made available to the public. Additionally, in March 2011, a similar purported class action was filed by a single shareholder, Rene LeBlanc, against us and certain of our executive officers in the same court. In July 2011, after consolidation of the IBEW Local 98 Pension Fund and Rene LeBlanc actions, a consolidated complaint captioned, IBEW Local 98 Pension Fund v. Best Buy Co., Inc., et al., was filed and served. We filed a motion to dismiss the consolidated complaint in September 2011, and in March 2012, subsequent to the end of fiscal 2012, the court issued a decision dismissing the action with prejudice. In April 2012, the plaintiffs filed a motion to alter or amend the court's decision on our motion to dismiss. In October 2012, the court granted plaintiff's motion to alter or amend the court's decision on our motion to dismiss in part by vacating such decision and giving plaintiff leave to file an amended complaint, which plaintiff did in October 2012. We filed a motion to dismiss the amended complaint in November 2012 and all responsive pleadings were filed in December 2012. A hearing was held on April 26, 2013. On August 5, 2013, the court issued an order granting our motion to dismiss in part and, contrary to its March 2012 order, denying the motion to dismiss in part, holding that certain of the statements alleged to have been made were not forward looking statements and therefore were not subject to the “safe-harbor” provisions of the Private Securities Litigation Reform Act (PSLRA). We filed a Motion to Reconsider the August 5 Order and also a Motion to Certify that Order for Interlocutory Review by the Eighth Circuit Court of Appeals. Decisions on those motions are pending. We continue to believe that these allegations are without merit and intend to vigorously defend our company in this matter.

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

Trade Secrets Action

In February 2011, a lawsuit captioned Techforward, Inc. v. Best Buy Co., Inc., et. al. was filed against us in the U.S. District Court, Central District of California. The case alleges that we implemented our “Buy Back Plan” in February 2011 using trade secrets misappropriated from plaintiff's buyback plan that were disclosed to us during business relationship discussions and also breached both an agreement for a limited marketing test of plaintiff's buyback plan and a non-disclosure agreement related to the business discussions. In November 2012, a jury found we were unjustly enriched through misappropriation of trade secrets and awarded plaintiff $22 million. The jury also found that although we breached the subject contracts, plaintiff suffered no resulting damage. In December 2012, the court further awarded the plaintiff $5 million in exemplary damages and granted plaintiff's motion for $6 million in attorney fees and costs. We believe that the jury verdict and court awards are inconsistent with the law and the evidence offered at trial or otherwise in error. Accordingly, we appealed the resulting judgment and awards in February 2013 and our opening brief and Techforward’s opposition have been filed. We intend to vigorously pursue this appeal and contest these decisions.

LCD Action

On October 8, 2010, we filed a lawsuit captioned Best Buy Co., Inc., et al. v. AU Optronics Corp., et al. in the United States District Court for the Northern District of California. We allege that the defendants engaged in price fixing in violation of antitrust regulations and conspired to control the supply of TFT-LCD panels. During the second quarter of fiscal 2014, we entered into binding settlement agreements with multiple defendants. Under the terms of the settlement agreements, we will receive specified payments in accordance with specified schedules, and there are no performance obligations or other contingencies associated with our right to receive the specified payments. Settlement proceeds of $264 million were recognized during the second quarter in cost of goods sold. In addition, associated legal expenses of $35 million were recorded in selling, general and administrative expenses. As of November 2, 2013, $137 million of the gross settlement proceeds had been received, with the remaining $127 million recorded as short-term or long-term receivables.

On July 22, 2013, trial commenced against the remaining named defendants. On September 3, 2013, a jury found that HannStar Display, Co. knowingly participated in a conspiracy to fix prices for TFT-LCD panels and found damages in the amount of $7.5 million. In addition, the jury found that Toshiba Corp. did not knowingly participate in the alleged conspiracy. We are considering all options in regard to the verdict, but we currently do not expect to receive amounts in addition to the settlements reached in prior quarters. As to HannStar, we have applied to the trial court for attorney fees, costs and disbursements. A decision on that application is pending.

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

Our MD&A should be read in conjunction with our Transition Report on Form 10-K for the fiscal year ended February 2, 2013, and the recast financial information included in the Current Report on Form 8-K filed on June 21, 2013 (the "June 21st Form 8-K") to recast certain financial information to reflect the results of Best Buy Europe as discontinued operations, as well as our reports on Forms 10-Q and 8-K and other publicly available information. All amounts herein are unaudited.

Overview

We are a multi-national, e-commerce and physical retailer of consumer electronics, including mobile phones, tablets and computers, large and small appliances, televisions, digital imaging, entertainment products and related accessories. We also offer consumers technology services – including technical support, repair, troubleshooting and installation – under the Geek Squad brand.

Best Buy operates as two reportable segments: Domestic and International. The Domestic segment is comprised of all operations within the U.S. and its territories. The International segment is comprised of all continuing operations outside the U.S. and its territories.

Our business, like that of many retailers, is seasonal. Historically, we have realized more of our revenue and earnings in the fiscal fourth quarter, which includes the majority of the holiday shopping season in the U.S., Canada and Mexico. While consumers view some of the products and services we offer as essential, others are viewed as discretionary. Consequently, our financial results are susceptible to changes in consumer confidence and other macroeconomic factors, including unemployment, consumer credit availability and the condition of the housing market. Consumer confidence and macroeconomic trends continue to be uncertain, making customer traffic and spending patterns difficult to predict. Additionally, there are other factors that directly impact our performance, such as product life-cycles (including the introduction and pace of adoption of new technology) and the competitive retail environment. As a result of these factors, predicting our future revenue and net earnings is difficult. However, we remain confident in our unique customer promises: (1) the latest devices and services, all in one place; (2) impartial and knowledgeable advice; (3) competitive prices; (4) the ability to shop Best Buy when and where you want; and (5) support for the life of your product.

Revenue growth, along with disciplined capital allocation and expense control, remain key priorities for us as we navigate through the current environment and work to grow our return on invested capital.

Beginning in the first quarter of fiscal 2013, we changed our fiscal year-end from the Saturday nearest the end of February to the Saturday nearest the end of January. As a result of this change, our fiscal year 2013 was an 11-month transition period ending on February 2, 2013. The results for the nine months ended November 3, 2012 include our fiscal month ended March 3, 2012 for operations that are not reported on a lag (primarily our Domestic segment and Canadian operations), which were also included in our results for the fiscal year ended March 2, 2012, included in our fiscal 2012 Form 10-K. See Note 2, Fiscal Year-end Change, in the Notes to Consolidated Financial Statements included in our Transition Report on Form 10-K for the fiscal year ended February 2, 2013, and the recast financial information included in the June 21st Form 8-K, for additional information regarding our fiscal year-end change.

Throughout this MD&A, we refer to comparable store sales. Comparable store sales is a commonly used metric in the retail industry, which compares revenue for a particular period with the corresponding period in the prior year, excluding the impact of sales from new stores opened. Our comparable store sales is comprised of revenue from stores operating for at least 14 full months, as well as revenue related to call centers, websites, and our other comparable sales channels. Revenue we earn from sales of merchandise to wholesalers or dealers is not included within our comparable store sales calculation. Relocated stores, as well as remodeled, expanded, and downsized stores closed more than 14 days, are excluded from the comparable store sales calculation until at least 14 full months after reopening. Acquired stores are included in the comparable store sales calculation beginning with the first full quarter following the first anniversary of the date of the acquisition. The calculation of comparable store sales excludes the impact of the extra week of revenue in the first nine months of fiscal 2013, as well as revenue from discontinued operations. The portion of our calculation of the comparable store sales percentage change attributable to our International segment excludes the effect of fluctuations in foreign currency exchange rates. The method of calculating comparable store sales varies across the retail industry. As a result, our method of calculating comparable store sales may not be the same as other retailers' methods.

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

This MD&A includes financial information prepared in accordance with accounting principles generally accepted in the United States ("GAAP"), as well as certain non-GAAP financial measures such as adjusted operating income, adjusted net earnings from continuing operations, adjusted diluted earnings per share from continuing operations and adjusted debt to earnings before goodwill impairment, interest, income taxes, depreciation, amortization and rent ("EBITDAR") ratio. Generally, a non-GAAP financial measure is a numerical measure of financial performance, financial position or cash flows that excludes (or includes) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with GAAP. The non-GAAP financial measures should be viewed as a supplement to, and not a substitute for, financial measures presented in accordance with GAAP. Non-GAAP measures as presented herein may not be comparable to similarly titled measures used by other companies.

We believe that the non-GAAP measures described above provide meaningful information to assist shareholders in understanding our financial results and assessing our prospects for future performance. Management believes adjusted operating income, adjusted net earnings from continuing operations, and adjusted diluted earnings per share from continuing operations are important indicators of our operations because they exclude items that may not be indicative of or are unrelated to our core operating results and provide a baseline for analyzing trends in our underlying businesses. Management makes standard adjustments for items such as restructuring charges, goodwill impairments, non-restructuring asset impairments and gains or losses on sales of investments, as well as adjustments for other items that may arise during the period and have a meaningful impact on comparability. To measure adjusted operating income, we removed the impact of restructuring charges, non-restructuring asset impairments and the impact of second quarter fiscal 2014 LCD-related legal settlements from our calculation of operating income. Adjusted net earnings from continuing operations was calculated by removing the after-tax impact of operating income adjustments and the gain on sale of investments, as well as the tax impact of the Best Buy Europe sale from our calculation of net earnings from continuing operations. To measure adjusted diluted earnings per share from continuing operations, we excluded the per share impact of net earnings adjustments from our calculation of diluted earnings per share. Management believes our adjusted debt to EBITDAR ratio is an important indicator of our creditworthiness. Because non-GAAP financial measures are not standardized, it may not be possible to compare these financial measures with other companies' non-GAAP financial measures having the same or similar names. These non-GAAP financial measures are an additional way of viewing aspects of our operations that, when viewed with our GAAP results and the reconciliations to corresponding GAAP financial measures within our discussion of consolidated performance below, provide a more complete understanding of our business. We strongly encourage investors and shareholders to review our financial statements and publicly-filed reports in their entirety and not to rely on any single financial measure.

Business Strategy Update

In November 2012, we identified two main areas of focus: stabilizing and improving our comparable store sales and operating margin. Since that time, these two areas of focus have become our Renew Blue rallying cry and the organization's goals and objectives have been prioritized accordingly. Our six Renew Blue priorities in fiscal 2014 include: (1) accelerating online growth; (2) escalating the multi-channel customer experience; (3) increasing revenue and gross profit per spare foot through enhanced store space optimization and merchandising; (4) driving down cost of goods sold through supply chain efficiencies; (5) continuing to gradually optimize the U.S. real estate portfolio; and (6) further reducing selling, general and administrative ("SG&A") costs.

The increase in revenue in our Domestic segment in the third quarter of fiscal 2014 demonstrates that our focus on delivering our unique customer promises is starting to pay off. Our efforts to control costs and to bring greater efficiency to our operations contributed to an increase in operating income. While we remain mindful of the fact that we still have a long way to go, we are pleased with the progress of our Renew Blue transformation efforts.

During the third quarter fiscal 2014, we delivered a Domestic segment comparable store sales increase of 1.7% and increased diluted EPS, and we continued to make progress on our key Renew Blue priorities. This progress included, most notably: (1) achieving a 15.1% increase in Domestic segment comparable online sales driven in part by the continued optimization of our online website, the implementation of a single-site sign-on capability for loyalty program customers, enhancements to our buy online – pick up in store process, an increase in the number of product reviews and the completion of the online expansion of our final two (of eight) distribution centers; (2) continuing to enhance our multi-channel customer experience with a nearly 400 basis point increase in our Net Promoter Score (a metric we use to track customer service), driven primarily by the improvement in service provided by our Blue Shirts and Geek Squad agents; (3) extending our “ship from store” pilot to over 400 stores; (4) replacing our Reward Zone loyalty program with an enhanced program branded My Best Buy, which is designed to deepen our relationship with our customers; (5) completing this fiscal year’s retail floor space optimization, including the deployment of vendor experiences, increasing the space for growing products like mobile phones, tablets and appliances, redesigning space to support new gaming product launches and creating space to more effectively showcase clearance and open-box inventory; (6) implementing new “retail-store” replenishment processes, which will allow us to shorten our inventory replenishment windows during this year’s holiday season; (7) renegotiating rent reductions on expiring leases; and (8) eliminating an additional $115 million in annualized costs, which brings our total annualized cost reductions to $505 million, compared to our previously-announced target of $725 million.

Looking ahead to the holiday season in the fourth quarter of fiscal 2014 and beyond, we plan to continue to drive our Renew Blue transformation. Our mission is to be the destination and authority for technology products and services. We want to help our customers discover, choose, purchase, finance, activate, enjoy and eventually replace their technology products and solutions. We also help our vendor partners market their products by providing them the best showroom for technology products online and in our stores. Specifically for the fiscal 2014 holiday, we have worked to enhance and deliver on our unique customer promises. For example, we are: (1) offering highly competitive prices, compelling promotions and our Low Price Guarantee, which is boosted further by up to 6% in rewards value we provide with the use of the My Best Buy credit card; (2) delivering a curated assortment of exciting new products, including a broad range of branded and private-label products exclusive to Best Buy; (3) enhancing the multi-channel convenience of shopping at Best Buy by offering our customers a significantly improved online experience, made better by improved site navigation and search, new buying guides and an increased number of customer reviews; (4) providing a highly trained sales force complemented by Apple, Samsung and Windows experts; (5) giving far greater access to total company inventory through our newly launched ship-from-store capability, now active in more than 400 stores; (6) offering free shipping for online orders over $25; and (7) providing a unique services capability through the Geek Squad.

In the fourth quarter of fiscal 2014, we anticipate facing a competitive consumer electronics environment and increased promotions. We are committed to being competitive on price, as we consider this a cornerstone of our transformation. As such, we expect increased promotions in the fourth quarter could have a negative impact on our gross margin rate. We are also committed to serving our customers when and where they want, and to support this commitment, we plan to open our stores at 6:00 pm on Thanksgiving Day and not close them until late evening on Black Friday. This decision will require increased promotional offers and an incremental investment in store payroll.

In addition to the holiday-related factors discussed above, the following four factors are expected to negatively impact our fiscal 2014 fourth quarter results: (1) the negative impact of ongoing price investments; (2) the negative impact of $150 million to $200 million in incremental fiscal 2014 Renew Blue SG&A investments; (3) the increase in our product warranty-related costs due to higher mobile phone claims frequency; and (4) a longer-term change related to our private-label credit card program with Citibank, which is expected to negatively impact our gross profit rate due to less favorable economics as a result of changes in both the regulatory environment and overall consumer credit market. We believe this increase in operational costs, and the Renew Blue pricing and SG&A investments, will be substantially offset by the positive impact of the Renew Blue cost savings.

Results of Operations

In order to align our fiscal reporting periods and comply with statutory filing requirements in certain foreign jurisdictions, we consolidate the financial results of our China and Mexico operations on a one-month lag. Our policy is to accelerate recording the effect of events occurring in the lag period that significantly affect our consolidated financial statements. Consistent with such consolidation, the financial and non-financial information presented in our MD&A relative to these operations is also presented on a one-month lag. There were no significant intervening events which would have materially affected our financial condition, results of operations, liquidity, or other factors had they been recorded during the three months ended November 2, 2013.

Discontinued Operations Presentation

The results of Napster, our large-format Best Buy branded stores in China, and our Best Buy Europe operations are presented as discontinued operations in our Consolidated Statements of Earnings. Unless otherwise stated, financial results discussed herein refer to our continuing operations.

Consolidated Performance Summary

Net earnings (loss) from continuing operations for the third quarter of fiscal 2014 increased $52 million from the prior-year period. The increase was largely the result of our Renew Blue cost reduction initiatives, which contributed to a decrease in SG&A expenses in both segments.

The following table presents selected consolidated financial data ($ in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	November 2, 2013	November 3, 2012	November 2, 2013	November 3, 2012
Revenue	$9,362	$9,381	$28,042	$29,093
Revenue % decline	(0.2)%	(5.2)%	(3.6)%	(1.7)%
Comparable store sales % growth (decline)	0.3%	(5.1)%	(0.6)%	(4.6)%
Gross profit	$2,170	$2,228	$6,809	$7,073
Gross profit as a % of revenue(1)	23.2%	23.8%	24.3%	24.3%
SG&A	$2,048	$2,192	$6,093	$6,467
SG&A as a % of revenue(1)	21.9%	23.4%	21.7%	22.2%
Restructuring charges	$31	$34	$44	$252
Operating income	$91	$2	$672	$354
Operating income as a % of revenue	1.0%	—%	2.4%	1.2%
Net earnings (loss) from continuing operations(2)	$43	$(9)	$377	$191
Gain (loss) from discontinued operations(3)	$11	$(1)	$(138)	$(31)
Net earnings (loss) attributable to Best Buy Co., Inc. shareholders	$54	$(10)	$239	$160
Diluted earnings (loss) per share from continuing operations	$0.12	$(0.03)	$1.09	$0.56
Diluted earnings (loss) per share	$0.16	$(0.03)	$0.69	$0.47

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

(2)	Includes both net earnings (loss) from continuing operations and net earnings from continuing operations attributable to noncontrolling interests.

(3)	Includes both net gain (loss) from discontinued operations and net (gain) loss from discontinued operations attributable to noncontrolling interests.

The components of the 0.2% and 3.6% revenue decreases for the third quarter and first nine months of fiscal 2014, respectively, were as follows:

	Three Months Ended	Nine Months Ended
	November 2, 2013	November 2, 2013
Comparable store sales impact	0.3%	(0.5)%
Non-comparable sales(1)	0.3%	0.1%
Net store changes	(0.4)%	(0.5)%
Impact of foreign currency exchange rate fluctuations	(0.4)%	(0.2)%
Extra week of revenue(2)	—%	(2.5)%
Total revenue decrease	(0.2)%	(3.6)%

(1)
Non-comparable sales reflects the impact of revenue streams not included within our comparable store sales calculation, such as certain credit card revenue, gift card breakage and sales of merchandise to wholesalers and dealers, as applicable.

(2)
Represents the estimated incremental revenue associated with stores in our Domestic segment and Canada in the first nine months of fiscal 2013, which had 40 weeks of activity, compared to 39 weeks in the first nine months of fiscal 2014.

The gross profit rate decreased by 0.6% of revenue in the third quarter of fiscal 2014. Gross profit rate declines in our Domestic and International segments accounted for a decrease of 0.5% and 0.1%, respectively. For the first nine months of fiscal 2014, the gross profit rate remained flat at 24.3% of revenue. For further discussion of each segment’s gross profit rate changes, see Segment Performance Summary below.

The SG&A rate decreased by 1.5% of revenue in the third quarter of fiscal 2014. SG&A rate declines in our Domestic and International segments accounted for a decrease of 1.4% of revenue and 0.1% of revenue, respectively. The SG&A rate for the first nine months of fiscal 2014 decreased by 0.5% of revenue. SG&A rate declines in our Domestic and International segments accounted for a decrease of 0.4% of revenue and 0.1% of revenue, respectively. For further discussion of each segment’s SG&A rate changes, see Segment Performance Summary below.

We recorded restructuring charges of $31 million and $44 million in the third quarter and first nine months of fiscal 2014, respectively, related primarily to cost reduction initiatives related to our Renew Blue priorities. These restructuring charges resulted in a decrease in our operating income in both the third quarter and first nine months of fiscal 2014 of 0.3% of revenue and 0.2% of revenue, respectively. We recorded $34 million and $252 million of restructuring charges in the third quarter and first nine months of fiscal 2013, respectively, all of which were recorded in our Domestic segment. These restructuring charges resulted in a decrease in our operating income in the third quarter and first nine months of fiscal 2013 of 0.4% and 0.9% of revenue, respectively. For further discussion of each segment’s restructuring charges, see Segment Performance Summary below.

Operating income increased $89 million and our operating income rate increased to 1.0% of revenue in the third quarter of fiscal 2014, compared to 0.0% of revenue in the third quarter of fiscal 2013. The increase in operating income was primarily driven by lower SG&A expenses driven by Renew Blue cost reduction initiatives. For the first nine months of fiscal 2014, operating income increased 89.8% to $672 million or, as a percentage of revenue, to 2.4%, compared to 1.2% of revenue in the first nine months of fiscal 2013. The increase in operating income was the result of lower SG&A expenses, LCD-related legal settlements and a decrease in restructuring charges in the first nine months of fiscal 2014, partially offset by the extra week of operations in the first nine months of fiscal 2013.

Income Tax Expense

Income tax expense increased to $35 million in the third quarter of fiscal 2014 compared to a benefit of $6 million in the prior-year period, primarily as a result of an increase in pre-tax earnings. Our effective income tax rate in the third quarter of fiscal 2014 was 44.3% compared to a rate of 42.9% in the third quarter of fiscal 2013. The increase in the effective income tax rate was primarily due to the increase in our pre-tax earnings and the resolution of certain state tax items in the prior-year period.

Income tax expense increased to $253 million in the first nine months of fiscal 2014 compared to $97 million in the prior-year period, primarily as a result of an increase in pre-tax earnings. Our effective income tax rate for the first nine months of fiscal 2014 was 40.0%, compared to a rate of 33.4% in the first nine months of fiscal 2013. The increase was caused primarily by the resolution of a foreign tax matter and certain state tax items in the prior-year period.

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

Discontinued Operations

The gain from discontinued operations in the third quarter of fiscal 2014 was flat compared to the third quarter of fiscal 2013. The increased loss from discontinued operations in the first nine months of fiscal 2014 compared to the first nine months of fiscal 2013 was primarily the result of the non-cash impairment of our investment in Best Buy Europe in the first quarter of fiscal 2014 and increased restructuring charges, partially offset by a first quarter gain on the sale of Best Buy Europe's fixed-line business in Switzerland and a tax allocation benefit between continuing and discontinued operations. Refer to Note 2, Discontinued Operations, in the Notes to Condensed Consolidated Financial Statements for additional information.

Non-GAAP Financial Measures

The following table reconciles operating income, net earnings, and diluted earnings per share for the periods presented from continuing operations (GAAP financial measures) to adjusted operating income, adjusted net earnings, and adjusted diluted earnings per share from continuing operations (non-GAAP financial measures) for the periods presented ($ in millions, except per share amounts).

	Three Months Ended		Nine Months Ended
	November 2, 2013	November 3, 2012	November 2, 2013	November 3, 2012
Operating income	$91	$2	$672	$354
Net LCD settlements(1)	—	—	(229)	—
Non-restructuring asset impairments	9	—	36	16
Restructuring charges	31	34	44	252
Adjusted operating income	$131	$36	$523	$622

Net earnings (loss) from continuing operations	$43	$(9)	$377	$191
After-tax impact of net LCD settlements(1)	(1)	—	(148)	—
After-tax impact of non-restructuring asset impairments	6	—	25	10
After-tax impact of restructuring charges	21	23	30	164
After-tax impact of gain on sale of investments	(3)	—	(12)	—
Income tax impact of Best Buy Europe sale(2)	(2)	—	14	—
Adjusted net earnings from continuing operations	$64	$14	$286	$365

Diluted earnings (loss) per share from continuing operations	$0.12	$(0.03)	$1.09	$0.56
Per share impact of net LCD settlements(1)	—	—	(0.43)	—
Per share impact of non-restructuring asset impairments	0.02	—	0.07	0.03
Per share impact of restructuring charges	0.06	0.07	0.09	0.48
Per share impact of gain on sale of investments	(0.01)	—	(0.03)	—
Per share impact of income tax impact of Best Buy Europe sale(2)	(0.01)	—	0.04	—
Adjusted diluted earnings per share from continuing operations	$0.18	$0.04	$0.83	$1.07

(1)
Represents gross LCD settlement proceeds recorded in cost of goods sold less associated legal costs recorded in selling, general and administrative expenses for settlements reached in the second quarter of fiscal 2014. After-tax impact in the third quarter of fiscal 2014 represents interim period tax reporting impact of the LCD settlements reached in the second quarter of fiscal 2014. Settlements reached prior to the second quarter of fiscal 2014 are not included. See Note 13, Contingencies, in the Notes to Condensed Consolidated Financial Statements for additional information.

(2)	Interim period tax reporting impact of Best Buy Europe sale and resulting required tax allocation between continuing and discontinued operations.

Adjusted operating income increased $95 million in the third quarter of fiscal 2014 compared to the prior-year period. The increase was primarily due to lower SG&A spending in both segments primarily driven by the realization of our Renew Blue cost reduction initiatives and tighter expense management. The decrease was partially offset by a decrease in gross profit due to a lower gross profit rate. These same factors contributed to the year-over-year increases in adjusted net earnings from continuing operations and adjusted diluted earnings per share from continuing operations in the third quarter of fiscal 2014 compared to the prior-year period.

Adjusted operating income decreased $99 million in first nine months of fiscal 2014 compared to the prior-year period. The decrease was primarily driven by the extra week of operations in fiscal 2013 and a decrease in gross profit rate (adjusted to exclude LCD-related legal settlements in the second quarter of fiscal 2014), partially offset by lower SG&A spending due to the realization of Renew Blue cost reduction initiatives and tighter expense management in both the Domestic and International segment. These same factors contributed to the year-over-year decreases in adjusted net earnings from continuing operations and adjusted diluted earnings per share from continuing operations in the first nine months of fiscal 2014 compared to the prior-year period.

Segment Performance Summary

Domestic

The Domestic segment experienced an increase in revenue in the third quarter of fiscal 2014, which was primarily driven by comparable store sales growth of 1.7%, despite the negative impact of short-term disruptions caused by the floor space optimization and the Windows Store rollout during the quarter. In addition, SG&A expenses declined as we continue to benefit from our Renew Blue cost reduction initiatives and a focus on tighter expense management. The gross profit rate decreased primarily due to the continuing impact of factors experienced in the prior quarter, including increased product warranty-related costs for mobile phones and a greater investment in price competitiveness.

The following table presents selected financial data for the Domestic segment ($ in millions):

	Three Months Ended		Nine Months Ended
	November 2, 2013	November 3, 2012	November 2, 2013	November 3, 2012
Revenue	$7,847	$7,673	$23,635	$24,298
Revenue % growth (decline)	2.3%	(4.7)%	(2.7)%	(0.5)%
Comparable store sales % growth (decline)	1.7%	(4.0)%	0.1%	(3.1)%
Gross profit	$1,849	$1,855	$5,856	$5,984
Gross profit as a % of revenue	23.6%	24.2%	24.8%	24.6%
SG&A	$1,714	$1,805	$5,077	$5,338
SG&A as a % of revenue	21.8%	23.5%	21.5%	22.0%
Restructuring charges	$24	$34	$26	$252
Operating income	$111	$16	$753	$394
Operating income as a % of revenue	1.4%	0.2%	3.2%	1.6%

The components of our Domestic segment's 2.3% revenue increase and 2.7% revenue decrease for the third quarter and first nine months of fiscal 2014, respectively, were as follows:

	Three Months Ended	Nine Months Ended
	November 2, 2013	November 2, 2013
Comparable store sales impact	1.7%	0.1%
Non-comparable sales(1)	0.4%	0.1%
Net store changes	0.2%	(0.2)%
Extra week of revenue(2)	—%	(2.7)%
Total revenue increase (decrease)	2.3%	(2.7)%

(1)
Non-comparable sales reflects the impact of revenue streams not included within our comparable store sales calculation, such as certain credit card revenue, gift card breakage and sales of merchandise to wholesalers and dealers, as applicable.

(2)
Represents the estimated incremental revenue associated with stores in our Domestic segment in the first nine months of fiscal 2013, which had 40 weeks of activity, compared to 39 weeks in the first nine months of fiscal 2014.

The following table reconciles the number of Domestic stores open at the beginning and end of the third quarters of fiscal 2014 and 2013:

	Fiscal 2014				Fiscal 2013
	Total Stores at Beginning of Third Quarter	Stores Opened	Stores Closed	Total Stores at End of Third Quarter	Total Stores at Beginning of Third Quarter	Stores Opened	Stores Closed	Total Stores at End of Third Quarter
Best Buy	1,055	—	—	1,055	1,062	—	(6)	1,056
Best Buy Mobile stand-alone	416	1	(2)	415	359	34	(1)	392
Pacific Sales stand-alone	34	—	(4)	30	34	—	—	34
Magnolia Audio Video stand-alone	4	—	—	4	5	—	(1)	4
Total Domestic segment stores	1,509	1	(6)	1,504	1,460	34	(8)	1,486

The year-over-year increase in Best Buy Mobile stand-alone stores contributed to the increase in revenue associated with net store changes in the third quarter of fiscal 2014. In the first nine months of fiscal 2014, the decrease in revenue from the closure of our large-format Best Buy branded stores was only partially offset by the addition of small-format Best Buy Mobile stand-alone stores. The impact of net store changes on our revenue is a result of store activity that is not included in comparable store sales due to store opening and closing activity, as well as stores opened in the prior year that are not included in comparable store sales due to the timing of their opening.

The following table presents the Domestic segment’s revenue mix percentages and comparable store sales percentage changes by revenue category in the third quarters of fiscal 2014 and 2013:

	Revenue Mix		Comparable Store Sales
	Three Months Ended		Three Months Ended
	November 2, 2013	November 3, 2012	November 2, 2013	November 3, 2012
Consumer Electronics(1)	29%	30%	(2.5)%	(9.5)%
Computing and Mobile Phones(1)	49%	46%	6.7%	1.6%
Entertainment	6%	9%	(26.8)%	(18.5)%
Appliances	8%	7%	23.5%	10.8%
Services	7%	7%	3.3%	(4.6)%
Other	1%	1%	n/a	n/a
Total	100%	100%	1.7%	(4.0)%

(1)
During the first quarter of fiscal 2014, e-Readers were moved from the "Consumer Electronics" revenue category to "Computing and Mobile Phones" to reflect the continued convergence of their features with tablets and other computing devices.

The following is a description of the notable comparable store sales changes in our Domestic segment by revenue category:

•
Consumer Electronics: The 2.5% comparable store sales decline was driven primarily by a decrease in the sales of digital imaging products, particularly compact cameras and camcorders, as a result of industry declines partially due to device convergence with smartphones and tablets.

•
Computing and Mobile Phones: The 6.7% comparable store sales gain primarily resulted from continued growth in mobile phones, partially due to successful promotions and an increased sales mix into higher-priced smartphones, as well as growth in notebooks.

•
Entertainment: The 26.8% comparable store sales decline was driven primarily by weak gaming sales as consumers awaited the launch of new platforms in the fourth quarter of fiscal 2014, as well as movie sales due to a lack of new releases.

•
Appliances: The 23.5% comparable store sales gain was a result of effective promotions, the addition of appliance specialists in select stores, the expansion of the small appliances category, and the positive impact of Pacific Kitchen & Home store-within-a-store concepts.

•	Services: The 3.3% comparable store sales gain was primarily due to growth in mobile phone repair services.

Our Domestic segment experienced a decrease in gross profit of $6 million, or 0.3%, in the third quarter of fiscal 2014 compared to the third quarter of fiscal 2013. The gross profit rate decreased by 0.6% of revenue in the third quarter of fiscal 2014 compared to the prior-year period. The gross profit rate decline was driven primarily by: (1) increased product warranty-related costs associated with mobile phones; (2) a lower mix of mobile phone service plans; and (3) a greater investment in price competitiveness. These impacts were partially offset by higher-than-expected revenue from our new credit card agreement with Citibank, which commenced in September 2013. In future quarters, we expect that the new agreement with Citibank will negatively impact our gross profit rate as described in the Business Strategy Update section.

For the first nine months of fiscal 2014, our Domestic segment experienced a decrease in gross profit of $128 million, or 2.1%, compared to the prior year period. The decrease in gross profit was due to the impact of the extra week of operations in the first nine months of fiscal 2013 and large-format store closures in the prior year, partially offset by LCD-related legal settlements. The 0.2% of revenue increase in the gross profit rate resulted primarily from the impact of LCD-related legal settlements and the accelerated recognition of previously deferred revenue associated with our credit card portfolio. These increases were partially offset by increased product-related warranty costs associated with higher claims frequency in mobile phones, a greater investment in price competitiveness and higher inventory shrinkage.

Our Domestic segment’s SG&A decreased $91 million, or 5.0%, in the third quarter of fiscal 2014 compared to the prior-year period. The decrease in SG&A was primarily driven by the realization of our Renew Blue cost reduction initiatives, tighter expense management, lower store labor-related expenses and executive transition costs in the prior year that did not recur in the third quarter of fiscal 2014. These impacts were partially offset by Renew Blue investments in mobile phone advertising and the re-platforming of bestbuy.com.

For the first nine months of fiscal 2014, our Domestic segment’s SG&A decreased $261 million, or 4.9%, compared to the prior-year period. The decrease in SG&A was primarily driven by the extra week of operations in the first nine months of fiscal 2013, store closures in fiscal 2013 and realization of our Renew Blue cost reduction initiatives. This decrease was partially offset by Renew Blue investments, including optimization of our retail floor space, the re-platforming and functionality enhancements to bestbuy.com and mobile phone advertising.

Our Domestic segment recorded $24 million and $26 million of restructuring charges in the third quarter and first nine months of fiscal 2014, respectively, primarily related to Renew Blue cost reduction initiatives. These restructuring charges resulted in a decrease in our operating income of 0.3% of revenue and 0.1% of revenue in the third quarter and first nine months of fiscal 2014, respectively. Our Domestic segment recorded $34 million and $252 million of restructuring charges in the third quarter and first nine months of fiscal 2013, respectively, related to the closure of large-format Best Buy branded stores in the U.S. and changes to the store and corporate operating models. These restructuring charges resulted in a decrease in our operating income of 0.4% of revenue and 1.0% of revenue in the third quarter and first nine months of fiscal 2013, respectively.

Our Domestic segment’s operating income in the third quarter and first nine months of fiscal 2014 increased by $95 million and $359 million, respectively, compared to the same periods in the prior year. The increase in the third quarter of fiscal 2014 was primarily due to lower SG&A expenses. The increase in the first nine months of fiscal 2014 was due primarily to lower SG&A expenses, LCD-related legal settlements and a decrease in restructuring charges. The impact of these increases in the first nine months of fiscal 2014 was partially offset by a decrease in revenue and gross profit as a result of the extra week of operations in the first nine months of fiscal 2013.

International

We have started to roll out our Renew Blue priorities in our International segment. While our International segment continues to experience revenue and gross profit challenges, we have made progress reducing SG&A expenses. Comparable store sales were negatively impacted by lower industry demand for consumer electronics and mobile phone inventory constraints in Canada, as well as the May 2013 expiration of government subsidies in China, which we believe brought some customer purchases forward into the first half of the fiscal year. Increased promotional activity and a higher mix of lower-margin products in Canada contributed to a decline in our gross profit rate. An SG&A rate decline was primarily driven by Renew Blue cost reductions and tighter expense management in Canada, and to a lesser extent, the elimination of expenses associated with previously closed stores in Canada and China.

The following table presents selected financial data for the International segment ($ in millions):

	Three Months Ended		Nine Months Ended
	November 2, 2013	November 3, 2012	November 2, 2013	November 3, 2012
Revenue	$1,515	$1,708	$4,407	$4,795
Revenue % decline	(11.3)%	(7.0)%	(8.1)%	(7.6)%
Comparable store sales % decline	(6.4)%	(10.3)%	(3.8)%	(11.7)%
Gross profit	$321	$373	$953	$1,089
Gross profit as a % of revenue	21.2%	21.8%	21.6%	22.7%
SG&A	$334	$387	$1,016	$1,129
SG&A as a % of revenue	22.0%	22.7%	23.1%	23.5%
Restructuring charges	$7	$—	$18	$—
Operating loss	$(20)	$(14)	$(81)	$(40)
Operating loss as a % of revenue	(1.3)%	(0.8)%	(1.8)%	(0.8)%

The components of our International segment's 11.3% and 8.1% revenue decreases for the third quarter and first nine months of fiscal 2014 were as follows:

	Three Months Ended	Nine Months Ended
	November 2, 2013	November 2, 2013
Comparable store sales impact	(6.1)%	(3.5)%
Net store changes	(2.7)%	(1.8)%
Impact of foreign currency exchange rate fluctuations	(2.4)%	(1.1)%
Non-comparable sales(1)	(0.1)%	(0.1)%
Extra week of revenue(2)	—%	(1.6)%
Total revenue decrease	(11.3)%	(8.1)%

(1)
Non-comparable sales reflects the impact of revenue streams not included within our comparable store sales calculation, such as certain credit card revenue, gift card breakage and sales of merchandise to wholesalers and dealers, as applicable.

(2)
Represents the estimated incremental revenue associated with stores in Canada in the first nine months of fiscal 2013, which had 40 weeks of activity, compared to 39 weeks in the first nine months of fiscal 2014.

The following table reconciles the number of International stores open at the beginning and end of the third quarters of fiscal 2014 and 2013:

	Fiscal 2014				Fiscal 2013
	Total Stores at Beginning of Third Quarter	Stores Opened	Stores Closed	Total Stores at End of Third Quarter	Total Stores at Beginning of Third Quarter	Stores Opened	Stores Closed	Total Stores at End of Third Quarter
Canada
Future Shop	140	—	—	140	149	—	—	149
Best Buy	72	—	—	72	77	2	—	79
Best Buy Mobile stand-alone	54	1	—	55	41	6	—	47
China
Five Star	197	—	(4)	193	209	4	—	213
Mexico
Best Buy	15	2	—	17	8	4	—	12
Express	1	1	—	2	—	—	—	—
Total International segment stores	479	4	(4)	479	484	16	—	500

The closure of large-format stores in Canada at the end of fiscal 2013, as well as large-format Five Star store closures in China over the past 12 months, contributed to the majority of the decrease in revenue associated with net store changes in our International segment in both the third quarter and first nine months of fiscal 2014. The addition of large-format stores in Mexico and small-format Best Buy Mobile stand-alone stores in Canada partially offset these decreases.

The following table presents revenue mix percentages and comparable store sales percentage changes for the International segment by revenue category in the third quarters of fiscal 2014 and 2013:

	Revenue Mix		Comparable Store Sales
	Three Months Ended		Three Months Ended
	November 2, 2013	November 3, 2012	November 2, 2013	November 3, 2012
Consumer Electronics(1)	26%	29%	(13.2)%	(17.5)%
Computing and Mobile Phones(1)	43%	43%	(5.5)%	(4.5)%
Entertainment	6%	6%	(11.7)%	(16.6)%
Appliances	20%	17%	5.2%	(9.4)%
Services	5%	5%	(9.5)%	(9.1)%
Other	< 1%	< 1%	n/a	n/a
Total	100%	100%	(6.4)%	(10.3)%

(1)
During the first quarter of fiscal 2014, e-Readers were moved from the "Consumer Electronics" revenue category to "Computing and Mobile Phones" to reflect the continued convergence of their features with tablets and other computing devices.

The following is a description of the notable comparable store sales changes in our International segment by revenue category:

•
Consumer Electronics: The 13.2% comparable store sales decline was driven primarily by a decrease in the sales of televisions, digital imaging products and MP3 players and accessories. The declines in digital imaging products and MP3 players and accessories were a result of device convergence, similar to trends seen in the Domestic segment.

•
Computing and Mobile Phones: The 5.5% comparable store sales decline resulted primarily from mobile phone inventory constraints in Canada and a decrease in notebook sales, partially offset by an increase in sales of tablets in Canada and mobile phones in China.

•
Entertainment: The 11.7% comparable store sales decline, principally in Canada, reflected a decrease in sales of movies due to a lack of new releases and weak gaming sales, as consumers awaited the launch of new platforms.

•	Appliances: The 5.2% comparable store sales gain was primarily due to an increase in sales of air conditioners in China driven by unseasonably warm weather and effective promotional offers.

•
Services: The 9.5% comparable store sales decline was primarily due to a decrease in sales of warranties in Canada driven by the overall comparable store sales decline and a change in product mix, particularly in televisions.

Our International segment experienced a gross profit decline of $52 million, or 13.9%, in the third quarter of fiscal 2014. The decrease in gross profit rate of 0.6% of revenue was primarily driven by increased promotional activity and an increased mix of lower-margin products in Canada. For the first nine months of fiscal 2014, our International segment experienced a gross profit decline of $136 million, or 12.5%. The decrease in gross profit was primarily due to the extra week of operations in Canada during the first nine months of fiscal 2013 and a decrease in gross profit rate as a result of increased promotional activity in Canada and China, an increased mix of lower-margin products in Canada and a higher mix of revenue in China, which carries a lower gross profit rate.

Our International segment’s SG&A decreased $53 million, or 13.7%, in the third quarter of fiscal 2014. The decrease in SG&A was driven by previous store closures in Canada and China, as well as Renew Blue cost reductions and tighter expense management in Canada. For the first nine months of fiscal 2014, our International segment's SG&A decreased $113 million, or 10.0%. The decrease in SG&A was primarily due to the extra week of operations in Canada during the first nine months of fiscal 2013, savings from previous store closures in Canada and China, and Renew Blue cost reduction initiatives.

The International segment experienced an increased operating loss in the third quarter and first nine months of fiscal 2014 compared to the prior-year periods. The year-over-year decline in both periods was primarily due to the decrease in revenue and a decline in the gross profit rate, partially offset by a reduction in SG&A expenses.

Liquidity and Capital Resources

We closely manage our liquidity and capital resources. Key variables we use to manage our liquidity requirements include the level of investment to support our strategies, capital expenditures, credit facilities and short-term borrowing arrangements, and working capital management. Capital expenditures are a component of our cash flow and capital management strategy which, to a large extent, we can adjust in response to changes in our business environment and our changing strategic priorities. We plan to continue to exercise a disciplined approach to capital allocation.

Summary

The following table summarizes our cash and cash equivalents balances at November 2, 2013, February 2, 2013, and November 3, 2012 ($ in millions):

	November 2, 2013	February 2, 2013	November 3, 2012
Cash and cash equivalents	$2,170	$1,826	$309

The increase in the balance of our cash and cash equivalents from November 3, 2012, was primarily due to cash generated from operating activities and proceeds from the sale of Best Buy Europe. The increase in the balance of our cash and cash equivalents from February 2, 2013, was primarily due to cash proceeds from the sale of Best Buy Europe and cash generated from operating activities, partially offset by capital expenditures and dividend payments.

Other Financial Measures

Our current ratio, calculated as current assets divided by current liabilities, increased to 1.3 at the end of the third quarter of fiscal 2014, compared to 1.1 at the end of fiscal 2013 and at the end of the third quarter of fiscal 2013.

Our debt to net earnings (loss) ratio was (20.4) at the end of the third quarter of fiscal 2014, compared with (6.3) at the end of fiscal 2013, and 1.7 at the end of the third quarter of fiscal 2013, driven primarily by a net loss in the trailing twelve months as a result of the goodwill impairment charge in the fourth quarter of fiscal 2013. Our adjusted debt to EBITDAR ratio, which includes capitalized operating lease obligations in its calculation, was 2.8 at the end of the third quarter of fiscal 2014, compared with 2.9 at the end of fiscal 2013, and 2.6 at the end of the third quarter of fiscal 2013. The increase compared to the third quarter of fiscal 2013 is primarily due to a decrease in net earnings.

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

The following table presents a reconciliation of our debt to net earnings (loss) ratio and our adjusted debt to EBITDAR ratio for continuing operations ($ in millions):

	November 2, 2013(1)	February 2, 2013(1)	November 3, 2012(1)
Debt (including current portion)	$1,669	$1,694	$1,695
Capitalized operating lease obligations (8 times rental expense)(2)	7,513	7,684	7,751
Adjusted debt	$9,182	$9,378	$9,446

Net earnings (loss) including noncontrolling interests(3)	$(82)	$(269)	$997
Goodwill impairment	822	822	—
Interest expense, net	66	91	87
Income tax expense	506	350	501
Depreciation and amortization expense(4)	996	1,246	1,071
Rental expense	939	961	969
EBITDAR	$3,247	$3,201	$3,625

Debt to net earnings (loss) ratio	(20.4)	(6.3)	1.7
Adjusted debt to EBITDAR ratio	2.8	2.9	2.6

(1)	Debt is reflected as of the respective balance sheet dates, while rental expense and the other components of EBITDAR represent activity for the 12 months ended as of each of the respective dates.

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

(4)	Depreciation and amortization expense includes impairments of fixed assets, investments and intangible assets, as well as charges related to our restructuring activities.

Cash Flows

The following table summarizes our cash flows from total operations for the first nine months of fiscal 2014 and 2013 ($ in millions):

	Nine Months Ended
	November 2, 2013	November 3, 2012
Total cash provided by (used in):
Operating activities	$324	$(121)
Investing activities	(315)	(412)
Financing activities	359	(607)
Effect of exchange rate changes on cash	(24)	48
Adjustment for fiscal year-end change	—	202
Increase (decrease) in cash and cash equivalents	$344	$(890)

The increase in cash provided by operating activities in the first nine months of fiscal 2014 compared to the prior-year period was primarily due to higher operating income, decreased cash outflows for accounts payable and aggressive inventory management.

Cash used in investing activities in the first nine months of fiscal 2014 decreased compared to the prior-year period, primarily due to lower capital expenditures.

The increase in cash provided by financing activities in the first nine months of fiscal 2014 was primarily the result of increased borrowing in Europe, the suspension of share repurchase activity at the end of the second quarter of fiscal 2013 and cash from the issuance of common stock.

Share Repurchases and Dividends

In June 2011, our Board of Directors authorized a $5.0 billion share repurchase program. There is no expiration date governing the period over which we can repurchase shares under the June 2011 share repurchase program. We did not repurchase any shares of our common stock during the third quarter of fiscal 2013, and we repurchased and retired 10.9 million shares of our common stock at a cost of $237 million during the first nine months of fiscal 2013. We have currently suspended our share repurchase program and did not repurchase any shares of our common stock during the three or nine months ended November 2, 2013. We have $4.0 billion available for future repurchases at November 2, 2013, under our June 2011 share repurchase program. Repurchased shares have been retired and constitute authorized but unissued shares.

During the third quarter of fiscal 2014, we declared and paid our regular quarterly cash dividend of $0.17 per common share, or $58 million in the aggregate. During the same period one year ago, we declared and paid a regular quarterly cash dividend of $0.17 per common share, or $57 million in the aggregate. As announced on November 20, 2013, our Board of Directors authorized payment of our next regular quarterly cash dividend of $0.17 per common share, payable on December 31, 2013, to shareholders of record as of the close of business on December 10, 2013.

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

On June 25, 2013, we entered into a $500 million 364-day senior unsecured revolving credit facility agreement (the "364-Day Facility Agreement") with a syndicate of lenders. The 364-Day Facility Agreement replaces the previous $1.0 billion senior unsecured revolving credit facility with a syndicate of banks, including JPMorgan acting as administrative agent, which was originally scheduled to expire in August 2013 but was terminated on June 25, 2013. We also have a $1.5 billion five-year senior unsecured revolving credit facility (the "Five-Year Facility Agreement") (and, together with the 364-Day Facility Agreement, the "Agreements") with a syndicate of banks. The 364-Day Facility Agreement expires in June 2014 (subject to a one-year term-out option) and the Five-Year Facility Agreement expires in October 2016. At December 4, 2013, we had no borrowings outstanding under the Agreements.

We also have $148 million available under unsecured revolving credit and demand facilities related to our International segment operations. There were no borrowings outstanding at November 2, 2013.

Our ability to access our facilities is subject to our compliance with the terms and conditions of such facilities, including financial covenants. The financial covenants require us to maintain certain financial ratios. At November 2, 2013, we were in compliance with all such financial covenants. If an event of default were to occur with respect to any of our other debt, it would likely constitute an event of default under our facilities as well.

Our credit ratings and outlooks at December 4, 2013, are summarized below. On September 4, 2013, Fitch Ratings Ltd. (“Fitch”) reaffirmed its BB- long-term credit rating and revised its outlook from Negative to Stable. On August 21, 2013, Standard & Poor's Ratings Services (“Standard & Poor's) reaffirmed its BB long-term credit rating and changed its outlook from Negative to Stable. On May 28, 2013, Moody's Investors Service, Inc. ("Moody's") reaffirmed its Baa2 long-term credit rating and changed its outlook from Developing to Negative.

Rating Agency	Rating	Outlook
Fitch	BB-	Stable
Moody’s	Baa2	Negative
Standard & Poor’s	BB	Stable

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

Restricted Cash

Our liquidity is affected by restricted cash balances that are pledged as collateral or restricted to use for vendor payables, general liability insurance, workers’ compensation insurance, and customer warranty and insurance programs. Restricted cash and cash equivalents, which are included in other current assets, were $315 million, $363 million, and $375 million at November 2, 2013, February 2, 2013, and November 3, 2012, respectively. The decrease in restricted assets from the third quarter of fiscal 2013 and the end of fiscal 2013 was due to the sale of our 50% interest in Best Buy Europe, as well as decreased cash reserve amounts within our China operations.

Debt and Capital

At November 2, 2013, we had no short-term debt outstanding under our various credit and demand facilities, compared to $596 million at February 2, 2013 and $310 million at November 3, 2012. The decrease from the end of fiscal 2013 as well as the third quarter of fiscal 2013 is due to the absence of our European revolving credit facility as a result of the sale of Best Buy Europe, as described in Note 2, Discontinued Operations.

U.S. Revolving Credit Facility

On June 25, 2013, we entered into a $500 million 364-day senior unsecured revolving credit facility agreement (the "364-Day Facility Agreement") with a syndicate of lenders. The 364-Day Facility Agreement replaces the previous $1.0 billion senior unsecured revolving credit facility with a syndicate of banks, including JPMorgan acting as administrative agent, which was originally scheduled to expire in August 2013 but was terminated on June 25, 2013.

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

We may redeem some or all of the 2018 Notes at any time, at a redemption price equal to the greater of (1) 100% of the principal amount of the 2018 Notes to be redeemed and (2) the sum of the present values of each remaining schedule payment of principal and interest on the 2018 Notes to be redeemed discounted to the redemption date on a semi-annual basis at the comparable Treasury Rate plus 50 basis points.

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

Foreign Currency Exchange Rate Risk

We have market risk arising from changes in foreign currency exchange rates related to our International segment operations. On a limited basis, we utilize foreign exchange forward contracts to manage foreign currency exposure to certain forecast inventory purchases and recognized receivable and payable balances. Our primary objective in holding derivatives is to reduce the volatility of net earnings and cash flows associated with changes in foreign currency exchange rates. Our foreign currency risk management strategy includes derivatives that are not designated as hedging instruments, which generally have terms up to 12 months. The aggregate notional amount and fair value recorded on our Condensed Consolidated Balance Sheets at November 2, 2013, related to our foreign exchange forward and swap contracts outstanding from continuing operations was $138 million and $(2) million, respectively. The amount recorded in our Consolidated Statements of Earnings from continuing operations related to all contracts settled and outstanding was a loss of $3 million in the third quarter of fiscal 2014.

The strength of the U.S. Dollar compared to the Canadian Dollar compared to the same period last year had a negative overall impact on our revenue as the Canadian dollar translated into fewer U.S. Dollars. The negative impact on revenue from the Canadian Dollar depreciation was partially offset by a positive impact from the appreciation of the Chinese Yuan and Mexican Peso. It is not possible to determine the exact impact of foreign currency exchange rate fluctuations; however, the effect on reported revenue and net earnings can be estimated. We estimate that foreign currency exchange rate fluctuations had a negative impact on our revenue of approximately $41 million and a negative impact on our net earnings of approximately $1 million in the third quarter of fiscal 2014.

Interest Rate Risk

Short- and long-term debt

At November 2, 2013, our long-term debt was comprised of our 2016 Notes, 2018 Notes and 2021 Notes. There were no outstanding borrowings under our credit facilities. We currently do not manage the interest rate risk on our debt through the use of derivative instruments.

Our credit facilities’ interest rates may be reset due to fluctuations in a market-based index, such as the federal funds rate, the LIBOR, or the base rate or prime rate of our lenders. A hypothetical 100-basis-point change in the interest rates on the outstanding balance of our credit facilities as of November 2, 2013, would have no impact on our annual pre-tax earnings, as we had no borrowings outstanding under credit facilities.

There is no interest rate risk associated with our 2016 Notes, 2018 Notes or 2021 Notes, as the interest rates are fixed at 3.75%, 5.00% and 5.50%, respectively, per annum.

Long-term investments in debt securities

At November 2, 2013, we held $9 million of long-term investments in debt securities, which were comprised of ARS. These investments are not subject to material interest rate risk. A hypothetical 100-basis point change in the interest rates on our ARS investments as of November 2, 2013, would have an immaterial impact our annual pre-tax earnings. We do not manage interest rate risk on our investments in debt securities through the use of derivative instruments.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), to allow timely decisions regarding required disclosure. We have established a Disclosure Committee, consisting of certain members of management, to assist in this evaluation. The Disclosure Committee meets on a regular quarterly basis, and otherwise as needed.

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), at November 2, 2013. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at November 2, 2013, our disclosure controls and procedures were effective.

There was no change in internal control over financial reporting during the fiscal quarter ended November 2, 2013, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Securities Actions

In February 2011, a purported class action lawsuit captioned, IBEW Local 98 Pension Fund, individually and on behalf of all others similarly situated v. Best Buy Co., Inc., et al., was filed against us and certain of our executive officers in the U.S. District Court for the District of Minnesota. This federal court action alleges, among other things, that we and the officers named in the complaint violated Sections 10(b) and 20A of the Exchange Act and Rule 10b-5 under the Exchange Act in connection with press releases and other statements relating to our fiscal 2011 earnings guidance that had been made available to the public. Additionally, in March 2011, a similar purported class action was filed by a single shareholder, Rene LeBlanc, against us and certain of our executive officers in the same court. In July 2011, after consolidation of the IBEW Local 98 Pension Fund and Rene LeBlanc actions, a consolidated complaint captioned, IBEW Local 98 Pension Fund v. Best Buy Co., Inc., et al., was filed and served. We filed a motion to dismiss the consolidated complaint in September 2011, and in March 2012, subsequent to the end of fiscal 2012, the court issued a decision dismissing the action with prejudice. In April 2012, the plaintiffs filed a motion to alter or amend the court's decision on our motion to dismiss. In October 2012, the court granted plaintiff's motion to alter or amend the court's decision on our motion to dismiss in part by vacating such decision and giving plaintiff leave to file an amended complaint, which plaintiff did in October 2012. We filed a motion to dismiss the amended complaint in November 2012 and all responsive pleadings were filed in December 2012. A hearing was held on April 26, 2013. On August 5, 2013, the court issued an order granting our motion to dismiss in part and, contrary to its March 2012 order, denying the motion to dismiss in part, holding that certain of the statements alleged to have been made were not forward looking statements and therefore were not subject to the “safe-harbor” provisions of the Private Securities Litigation Reform Act (PSLRA). We filed a Motion to Reconsider the August 5 Order and also a Motion to Certify that Order for Interlocutory Review by the Eighth Circuit Court of Appeals. Decisions on those motions are pending. We continue to believe that these allegations are without merit and intend to vigorously defend our company in this matter.

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

Trade Secrets Action

In February 2011, a lawsuit captioned Techforward, Inc. v. Best Buy Co., Inc., et. al. was filed against us in the U.S. District Court, Central District of California. The case alleges that we implemented our “Buy Back Plan” in February 2011 using trade secrets misappropriated from plaintiff's buyback plan that were disclosed to us during business relationship discussions and also breached both an agreement for a limited marketing test of plaintiff's buyback plan and a non-disclosure agreement related to the business discussions. In November 2012, a jury found we were unjustly enriched through misappropriation of trade secrets and awarded plaintiff $22 million. The jury also found that although we breached the subject contracts, plaintiff suffered no resulting damage. In December 2012, the court further awarded the plaintiff $5 million in exemplary damages and granted plaintiff's motion for $6 million in attorney fees and costs. We believe that the jury verdict and court awards are inconsistent with the law and the evidence offered at trial or otherwise in error. Accordingly, we appealed the resulting judgment and awards in February 2013 and our opening brief and Techforward’s opposition have been filed. We intend to vigorously pursue this appeal and contest these decisions.

LCD Action

On October 8, 2010, we filed a lawsuit captioned Best Buy Co., Inc., et al. v. AU Optronics Corp., et al. in the United States District Court for the Northern District of California. We allege that the defendants engaged in price fixing in violation of antitrust regulations and conspired to control the supply of TFT-LCD panels. During the second quarter of fiscal 2014, we entered into binding settlement agreements with multiple defendants. Under the terms of the settlement agreements, we will receive specified payments in accordance with specified schedules, and there are no performance obligations or other contingencies associated with our right to receive the specified payments. Settlement proceeds of $264 million were recognized during the second quarter in cost of goods sold. In addition, associated legal expenses of $35 million were recorded in selling, general and administrative expenses. As of November 2, 2013, $137 million of the gross settlement proceeds had been received, with the remaining $127 million recorded as short-term or long-term receivables.

On July 22, 2013, trial commenced against the remaining named defendants. On September 3, 2013, a jury found that HannStar Display, Co. knowingly participated in a conspiracy to fix prices for TFT-LCD panels and found damages in the amount of $7.5 million. In addition, the jury found that Toshiba Corp. did not knowingly participate in the alleged conspiracy. We are considering all options in regard to the verdict, but we currently do not expect to receive amounts in addition to the settlements reached in prior quarters. As to HannStar, we have applied to the trial court for attorney fees, costs and disbursements. A decision on that application is pending.

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

3.1	Best Buy Co., Inc. Amended and Restated By-Laws (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Best Buy Co., Inc. on September 26, 2013)

10.1*
Best Buy Fifth Amended and Restated Deferred Compensation Plan, dated January 1, 2009 (incorporated herein by reference to Exhibit 4.3 to the Registration Statement on Form S-8 (Registration No. 333-192412) filed by Best Buy Co., Inc. on November 19, 2013)

10.2*
First Amendment of the Fifth Amended and Restated Deferred Compensation Plan, dated November 9, 2010 (incorporated herein by reference to Exhibit 4.4 to the Registration Statement on Form S-8 (Registration No. 333-192412) filed by Best Buy Co., Inc. on November 19, 2013)

10.3*
Best Buy Retirement Savings Plan (2013 Restatement), as amended and restated January 1, 2013 (incorporated herein by reference to Exhibit 4.5 to the Registration Statement on Form S-8 (Registration No. 333-192412) filed by Best Buy Co., Inc. on November 19, 2013)

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

101
The following financial information from our Quarterly Report on Form 10-Q for the third quarter of fiscal 2014, filed with the SEC on December 9, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets at November 2, 2013; February 2, 2013; and November 3, 2012, (ii) the Consolidated Statements of Earnings for the three and nine months ended November 2, 2013, and November 3, 2012, (iii) the Consolidated Statements of Comprehensive Income for the three and nine months ended November 2, 2013, and November 3, 2012, (iv) the Consolidated Statements of Cash Flows for the nine months ended November 2, 2013, and November 3, 2012, (v) the Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended November 2, 2013, and November 3, 2012, and (vi) the Notes to Condensed Consolidated Financial Statements.

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

* Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEST BUY CO., INC.
(Registrant)

Date: December 9, 2013	By:	/s/ HUBERT JOLY
Hubert Joly
President and Chief Executive Officer
(duly authorized and principal executive officer)

Date: December 9, 2013	By:	/s/ SHARON L. McCOLLAM
Sharon L. McCollam
Chief Administrative Officer and Chief Financial Officer
(duly authorized and principal financial officer)

Date: December 9, 2013	By:	/s/ SUSAN S. GRAFTON
Susan S. Grafton
Senior Vice President, Controller
and Chief Accounting Officer
(duly authorized and principal accounting officer)