Form 10-K
period 2014-02-01
BEST BUY CO INC
filed 2014-03-28
CIK 764478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 1, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) ☐ Yes ☒ No
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of August 3, 2013, was approximately $6.5 billion, computed by reference to the price of $31.30 per share, the price at which the common equity was last sold on August 3, 2013, as reported on the New York Stock Exchange-Composite Index. (For purposes of this calculation all of the registrant's directors and executive officers are deemed affiliates of the registrant.)
As of March 24, 2014, the registrant had 347,043,619 shares of its Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement dated on or about April 29, 2014 (to be filed pursuant to Regulation 14A within 120 days after the registrant's fiscal year-end of February 1, 2014), for the regular meeting of shareholders to be held on June 10, 2014 ("Proxy Statement"), are incorporated by reference into Part III.

CAUTIONARY STATEMENT PURSUANT TO THE
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Section 27A of the Securities Act of 1933, as amended ("Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"), provide a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their companies. With the exception of historical information, the matters discussed in this Annual Report on Form 10-K are forward-looking statements and may be identified by the use of words such as "anticipate," "assume," "believe," "estimate," "expect," "intend," "foresee," "outlook," "plan," "project," and other words and terms of similar meaning. Such statements reflect our current view with respect to future events and are subject to certain risks, uncertainties and assumptions. A variety of factors could cause our future results to differ materially from the anticipated results expressed in such forward-looking statements. Readers should review Item 1A, Risk Factors, of this Annual Report on Form 10-K for a description of important factors that could cause our future results to differ materially from those contemplated by the forward-looking statements made in this Annual Report on Form 10-K. Our forward-looking statements speak only as of the date of this report or as of the date they are made, and we undertake no obligation to update our forward-looking statements.

BEST BUY    FISCAL    2014    FORM    10-K

PART I

Item 1.  Business.

Unless the context otherwise requires, the use of the terms "we," "us" and "our" in this Annual Report on Form 10-K refers to Best Buy Co., Inc. and, as applicable, its consolidated subsidiaries.

Description of Business

We were incorporated in the state of Minnesota in 1966 as Sound of Music, Inc. Today, we are a multi-national, multi-channel retailer of technology products, including tablets and computers, televisions, mobile phones, large and small appliances, entertainment products, digital imaging and related accessories. We also offer technology services – including technical support, repair and installation – under the Geek Squad brand. We operate e-commerce operations, retail stores and call centers and conduct operations under a variety of names, such as Best Buy (BestBuy.com, BestBuy.ca), Best Buy Mobile, Five Star, Future Shop (FutureShop.ca), Geek Squad, Magnolia Audio Video and Pacific Sales. References to our website addresses do not constitute incorporation by reference of the information contained on the websites.

Information About Our Segments and Geographic Areas

During fiscal 2014, we operated two reportable segments: Domestic and International. The Domestic segment is comprised of the operations in all states, districts and territories of the U.S., operating under various brand names including, but not limited to, Best Buy, Best Buy Mobile, Geek Squad, Magnolia Audio Video and Pacific Sales. We operate Best Buy Mobile stores-within-a-store and offer Geek Squad services in all of our U.S. Best Buy stores. In addition, we operate Magnolia Home Theater, Magnolia Design Center and Pacific Kitchen and Home store-within-a-store experiences in select U.S. Best Buy stores, which we believe further enhance the unique product offerings and high-touch customer service provided in the stand-alone stores.

On February 1, 2014, we sold mindSHIFT Technologies, Inc. (“mindSHIFT”). We had previously acquired mindSHIFT, a managed service provider for small and mid-sized businesses, in fiscal 2012.

The International segment is comprised of: (i) all Canada operations, operating under the brand names Best Buy, Best Buy Mobile, Cell Shop, Connect Pro, Future Shop and Geek Squad; (ii) all China operations, operating under the brand names Five Star and Best Buy Mobile and (iii) all Mexico operations, operating under the brand names Best Buy, Best Buy Express and Geek Squad. We operate Best Buy Mobile store-within-a-store concepts in all Best Buy branded stores in Canada, as well as in select Five Star stores.

In fiscal 2009, we acquired a 50% controlling interest in Best Buy Europe Distributions Limited (“Best Buy Europe”), a venture with Carphone Warehouse Group plc (“CPW”). On June 26, 2013, we sold our 50% ownership interest in Best Buy Europe to CPW.

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

Operations

Domestic Segment

Our Domestic segment is managed by a Domestic leadership team responsible for all areas of the business. The Domestic segment operates a multi-channel platform that provides customers the ability to shop when and where they want, including online and in our retail stores.

Merchandise selection, pricing and promotions, procurement and supply chain, marketing and advertising, and labor deployment across all channels are centrally controlled at our corporate headquarters. In addition, support capabilities (e.g., human resources, finance and real estate management) are generally performed at our corporate headquarters. We also have field operations that support the store managers and retail store employees. Our retail stores have procedures for inventory management, transaction processing, customer relations, store administration, product sales and services, staff training and merchandise display that are largely standardized within each store brand. All stores within each store brand generally operate under standard procedures with a degree of flexibility for store management to address certain local market characteristics.

International Segment

Our International President is responsible for all areas of our International segment. Leaders of our International businesses report directly to the International President.

Our Canada store operations are similar to those in our Domestic segment, with centrally controlled advertising, merchandise purchasing and pricing, and inventory policies. In addition, corporate management performs support capabilities. Similar to our U.S. Best Buy stores, all Canada stores use a standardized operating system that includes procedures for inventory management, transaction processing, customer relations, store administration, staff training and merchandise display. The retail operations include two principal store brands. Future Shop stores have predominantly commissioned sales associates, whereas employees in Best Buy branded stores in Canada, like employees in U.S. Best Buy stores, are noncommissioned.

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

Merchandise and Services

Domestic Segment

Our online channel and U.S. retail stores have offerings in six revenue categories: Consumer Electronics, Computing and Mobile Phones, Entertainment, Appliances, Services and Other. Consumer Electronics consists primarily of television and home theater; digital cameras and camcorders; DVD and Blu-ray players; portable electronics such as MP3 devices, headphones and speakers, car stereo, navigation and satellite radio; and all related accessories. The Computing and Mobile Phones revenue category includes notebook and desktop computers, tablets and e-Readers, mobile phones and related subscription service commissions, and all related accessories. The Entertainment revenue category includes video gaming hardware and software, DVDs, Blu-rays, CDs, digital downloads and computer software. The Appliances revenue category includes both large and small appliances and kitchen and bath fixtures, including faucets, sinks, toilets and bathtubs. The Services revenue category consists primarily of extended warranty service contracts, technical support, product repair, delivery and installation. The Other revenue category includes non-core offerings such as snacks and beverages. The merchandise and service offerings vary across our stand-alone store portfolio, with U.S. Best Buy Mobile, Magnolia Audio Video and Pacific Sales stores offering a more focused assortment.

International Segment

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

In China, our Five Star stores have offerings in four revenue categories: Appliances, Consumer Electronics, Computing and Mobile Phones and Services. The products and services in these revenue categories are similar to those of our Domestic segment.

Our stores in Mexico have offerings in six revenue categories: Consumer Electronics, Computing and Mobile Phones, Entertainment, Appliances, Services and Other, with products and services similar to those of our Domestic segment.

Distribution

Domestic Segment

U.S. Best Buy online merchandise sales generally are either picked up at U.S. Best Buy stores or delivered directly to customers from a distribution center or, beginning in the fourth quarter of fiscal 2014, a retail store. The ship-from-store capability allows us to improve product availability and delivery times for customers. Most merchandise for our U.S. Best Buy, U.S. Best Buy Mobile, Magnolia Audio Video and Pacific Sales stores is shipped directly from manufacturers to our distribution centers or warehouses located throughout the U.S. In order to meet release dates for certain products, merchandise may be shipped directly to our stores from suppliers.

International Segment

Our Canada stores' merchandise is shipped directly from our suppliers to our Canadian distribution centers. In order to meet release dates for certain products, merchandise may also be shipped directly to our stores from suppliers.

We receive our Five Star stores' merchandise at distribution centers and warehouses, the largest of which is located in Nanjing, Jiangsu Province. Large merchandise, such as major appliances, is generally fulfilled directly to customers through our distribution centers and warehouses.

Our stores in Mexico have distribution methods similar to that of our U.S. Best Buy stores.

Suppliers and Inventory

Our Domestic and International segment purchase merchandise from a variety of suppliers. In fiscal 2014, our 20 largest suppliers accounted for approximately 70% of the merchandise we purchased, with 5 suppliers – Apple, Samsung, Hewlett-Packard, Sony and LG Electronics – representing approximately 45% of total merchandise purchased. We generally do not have long-term contracts with our major suppliers that would require them to continue supplying us with merchandise.

We carefully monitor and manage our inventory levels to match quantities on hand with consumer demand as closely as possible. Key elements to our inventory management process include the following: continuous monitoring of historical and projected consumer demand, continuous monitoring and adjustment of inventory receipt levels, agreements with vendors relating to reimbursement for the cost of markdowns or sales incentives, and agreements with vendors relating to return privileges for certain products.

We also have a global sourcing operation to design, develop, test and contract-manufacture our own line of exclusive brand products.

Store Development

Domestic Segment

During fiscal 2014, the number of stores we operated remained relatively flat, but we continued to evaluate how to best leverage our store portfolio. Most notably, we rolled out ship-from-store to more than 1,400 locations, opened 1,400 Samsung and 600 Windows stores-within-a-store, and completed the first phase of our store space optimization. In fiscal 2015, we will continue to evaluate our Domestic store portfolio, including renegotiating leases and selectively opening or closing locations, as needed, to support our ongoing transformation.

International Segment

In our International segment, we opened 13 new stores and closed 27 stores in fiscal 2014. Store openings were primarily driven by Best Buy Mobile stores in Canada and Best Buy stores in Mexico. Store closures were primarily driven by Five Star stores in China. In fiscal 2015, we expect to continue to review our portfolio of stores across all geographies.

Refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, for tables reconciling our Domestic and International segment stores open at the end of each of the last three fiscal years.

Intellectual Property

We own or have the right to use valuable intellectual property such as trademarks, service marks and tradenames, including, but not limited to, Best Buy, Best Buy Mobile, Dynex, Five Star, Future Shop, Geek Squad, Init, Insignia, Magnolia, Pacific Sales, Rocketfish, and our Yellow Tag logo.

We have secured domestic and international trademark and service mark registrations for many of our brands. We have also secured patents for many of our inventions. We believe our intellectual property has significant value and is an important factor in the marketing of our company, our stores, our products and our websites.

Seasonality

Our business, like that of many retailers, is seasonal. A higher proportion of our revenue and earnings is generated in the fiscal fourth quarter, which includes the majority of the holiday shopping season in the U.S., Canada and Mexico.

Working Capital

We fund our business operations through a combination of available cash and cash equivalents, short-term investments and cash flows generated from operations. In addition, our revolving credit facilities are available for additional working capital needs, for general corporate purposes and investment opportunities. Our working capital needs typically increase in the months leading up to the holiday shopping season as we purchase inventory in advance of expected sales.

Competition

Our competitors are primarily traditional store-based retailers, multi-channel retailers, internet-based businesses and vendors who offer their products directly to the consumer.

Some of our competitors have low cost operating structures and seek to compete for sales primarily on price. In addition, in the U.S., online-only operators are exempt from collecting sales taxes in certain states. We believe this advantage will continue to be eroded as sales tax rules are re-evaluated at both the state and federal levels. We carefully monitor pricing offered by other retailers and investing in price competitiveness is one of our ongoing priorities. In addition, we have a price-matching policy in the U.S. that allows customers to request that we match a price offered by certain retail store and online operators. In order to allow this, we are focused on maintaining efficient operations and leveraging the economies of scale available to us through our global vendor partnerships.

In addition to price, we believe our ability to deliver a high quality customer experience offers us a key competitive advantage. We believe our dedicated and knowledgeable people, integrated online and store channels, broad product assortment, range of focused service and support offerings, distinct store formats, brand marketing strategies and supply chain are important ways in which we maintain this advantage.

Environmental Matters

We are working to transform our company in many ways, including lessening our environmental impact. In the U.S., consumers recycle more electronics through Best Buy than any other retailer. We set a goal to collect one billion pounds of consumer electronics and appliances for recycling from June 2008 through December 2014. In fiscal 2014, we collected about 118 million pounds of consumer electronics and 112 million pounds of appliances, bringing our overall total to approximately 930 million pounds.

We offer a large selection of energy-efficient products to help customers save money by using less energy. Our U.S. Best Buy customers purchased more than 20 million ENERGY STAR® certified products in fiscal 2014 and realized utility bill savings of more than $76 million. This energy saving equates to over 1 billion pounds of CO2 avoidance, or the equivalent of removing more than 98,000 cars from U.S. roads.

We are continuously working to make our stores and distribution centers more sustainable and to increase efficiency within our supply chain. In calendar 2010, we set a goal of reducing our absolute carbon emissions in North America by 20% by the year 2020 (over a 2009 baseline). During fiscal 2014, our retail stores, distribution centers and corporate offices reduced more than 15,000 metric tons of CO2 emissions through energy efficiency measures.

We are not aware of any federal, state or local provisions that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, that have materially affected, or are reasonably expected to materially affect, our net earnings or competitive position, or have resulted, or are reasonably expected to result in, material capital expenditures. See Item 1A, Risk Factors, for additional discussion.

Number of Employees

At the end of fiscal 2014, we employed approximately 140,000 full-time, part-time and seasonal employees worldwide. We consider our employee relations to be good. We offer our employees a wide array of company-paid benefits that vary within our company due to customary local practices and statutory requirements, which we believe are competitive in the aggregate relative to others in our industry.

Available Information

We are subject to the reporting requirements of the Exchange Act and its rules and regulations. The Exchange Act requires us to file reports, proxy statements and other information with the U.S. Securities and Exchange Commission ("SEC"). We make available, free of charge on our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file these documents with, or furnish them to, the SEC. These documents are posted on our website at www.investors.bestbuy.com – select the "Financial Performance" link and then the "SEC Filings" link. In addition, the public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers, such as the Company, that file electronically with the SEC at www.sec.gov.

We also make available, free of charge on our website, our Amended and Restated By-laws, the Corporate Governance Principles of our Board of Directors ("Board") and our Code of Business Ethics (including any amendment to, or waiver from, a provision of our Code of Business Ethics) adopted by our Board, as well as the charters of all of our Board's committees: Audit Committee; Compensation and Human Resources Committee; Finance and Investment Policy Committee; and Nominating, Corporate Governance and Public Policy Committee. These documents are posted on our website at www.investors.bestbuy.com – select the "Corporate Governance" link.

Copies of any of the above-referenced documents will also be made available, free of charge, upon written request to Best Buy Co., Inc. Investor Relations Department at 7601 Penn Avenue South, Richfield, MN 55423-3645.

Item 1A. Risk Factors.

Described below are certain risks that we believe apply to our business and the industry in which we operate. You should carefully consider each of the following risk factors in conjunction with other information provided in this Annual Report on Form 10-K and in our other public disclosures. The risks described below highlight potential events, trends or other circumstances that could adversely affect our business, financial condition, results of operations, cash flows, liquidity or access to sources of financing, and consequently, the market value of our common stock and debt instruments. These risks could cause our future results to differ materially from historical results and from guidance we may provide regarding our expectations of future financial performance. The risks described below are not an exhaustive list of all the risks we face. There may be others that we have not identified or that we have deemed to be immaterial. All forward-looking statements made by us or on our behalf are qualified by the risks described below.

We face strong competition from traditional store-based retailers, multi-channel retailers, internet-based businesses, our vendors and other forms of retail commerce, which directly affects our sales and margins.

The retail business is highly competitive. Price is of primary importance to customers and price transparency and comparability continues to increase, particularly as a result of digital tools. We compete with many other local, regional, national and international retailers, as well as certain of our vendors who offer their products directly to consumers. Some of our competitors have greater market presence and financial resources than we do. The retail industry continues to experience a trend toward an increase in internet sales, and some internet-only businesses are not required to collect and remit sales taxes in all U.S. states, which can negatively impact the ability of store-based retailers to be price competitive. In addition, because our business strategy is based on offering superior levels of customer service utilizing a multi-channel platform, our cost structure is higher than some of our competitors. Changes in the levels of these various competitive factors may have a significant impact on consumer demand for our products and services and the margins we can generate from them.

Failure to anticipate and respond to changing consumer preferences in a timely manner could result in a decline in our sales.

Our success depends on our vendors' and our ability to successfully introduce new products, services and technologies to consumers. The level of success we achieve is dependent on, among other factors, the frequency of product and service innovations, how accurately we predict consumer preferences, the level of consumer demand, the availability of merchandise, the related impact on the demand for existing products and the competitive environment. Consumers continue to have a wide variety of choices in terms of how and where they purchase the products and services we sell. Failure to accurately predict and adapt to constantly changing technology and consumer preferences, spending patterns and other lifestyle decisions, could have a material adverse effect on our revenues and results of operations.

Sustained or worsening economic pressures in the U.S. and key international markets could adversely affect consumer spending and our financial results.

For the past several years, we have experienced the impact of difficult and uncertain macroeconomic conditions in the geographic markets in which we operate. Some of our products and services are viewed by some consumers to be discretionary items rather than necessities. As a result, our results of operations are sensitive to changes in macroeconomic conditions that impact consumer spending. Consumer confidence, employment levels, interest rates, tax rates, availability of consumer financing, housing market conditions, and costs for items such as fuel, energy and food, can adversely affect consumers' demand for the products and services that we offer. Our future results could be significantly adversely impacted by these factors.

If we fail to attract, develop and retain qualified employees, including employees in key positions, our business and operating results may be harmed.

Our performance is highly dependent on attracting and retaining qualified employees, including our senior management team and other key employees. Our strategy of offering high quality services and assistance for our customers requires a highly trained and engaged workforce. The turnover rate in the retail industry is relatively high, and there is an ongoing need to recruit and train new store employees. Factors that affect our ability to maintain sufficient numbers of qualified employees include employee morale, our reputation, unemployment rates, competition from other employers and our ability to offer appropriate compensation packages. Our inability to recruit a sufficient number of qualified individuals or failure to retain key employees in the future may impair our efficiency and effectiveness and our ability to pursue growth opportunities. In addition, we have experienced a significant amount of turnover of senior management employees with specific knowledge relating to us, our operations and our industry, which turnover may negatively impact our operations.

Consumer demand for the products and services we sell could decline if we fail to maintain positive brand perception and recognition.

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

Our success is dependent on our ability to identify, develop and execute appropriate strategies. Our current strategy includes transformational change to many areas of our business, including our online and in-store customer experience, expanding our distribution system by shipping to customers from our stores, employee training and engagement, partnership with our vendors, retail execution and cost control. Achieving the goals we have set in a timely manner will be challenging, and it is possible that our strategies may prove to be ineffective and that we may need to make substantial changes to them in future periods. It is also possible that we will be unsuccessful in executing our strategies, that the strategies we will implement expose us to additional risks or that strategies that have been successful in the past will fail to produce the desired results. Our results could be materially adversely affected if we fail to design and execute appropriate strategies. The market value of our common stock and debt instruments could be materially adversely affected if investors are uncertain about the appropriateness of our strategies or our ability to execute them.

Refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, for further information regarding our strategies.

Failure to effectively manage our property portfolio may negatively impact our operating results.

As a multi-national retailer, effective management of our large property portfolio is critical to our success. We primarily secure properties through operating leases with third-party landlords. If we fail to negotiate appropriate terms for new leases we enter into, we may incur lease costs that are excessive and cause operating margins to be below acceptable levels. We may also make term commitments that are too long or too short, without the option to extend. The availability of suitable new property locations may also hinder our ability to maintain or grow our operations. Factors such as the condition of local property markets, availability of lease financing, taxes, zoning and environmental issues, and competitive actions may impact the availability for suitable property.

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

Failure to effectively manage our costs could have a material adverse effect on our profitability.

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

We need sufficient sources of liquidity to fund our working capital requirements, service our outstanding indebtedness and finance investment opportunities. Without sufficient liquidity, we could be forced to curtail our operations or we may not be able to pursue business opportunities. The principal sources of our liquidity are funds generated from operating activities, available cash and liquid investments, credit facilities, other debt arrangements and trade payables. Our liquidity could be materially adversely impacted if our vendors reduce payment terms and/or impose tighter credit limits. If our sources of liquidity do not satisfy our requirements, we may need to seek additional financing. The future availability of financing will depend on a variety of factors, such as economic and market conditions, the regulatory environment for banks and other financial institutions, the availability of credit and our credit ratings, and our reputation with potential lenders. These factors could materially adversely affect our costs of borrowing and our ability to pursue growth opportunities, and threaten our ability to meet our obligations as they become due.

Changes in our credit ratings may limit our access to capital and materially increase our borrowing costs.

In fiscal 2014, Moody's Investors Service, Inc. maintained its long-term credit rating at Baa2, but revised its outlook from Developing to Negative. Fitch Ratings Ltd. and Standard & Poor's Ratings Services maintained their long-term credit ratings at BB- and BB, respectively, and each revised its outlook from Negative to Stable.

Future downgrades to our credit ratings and outlook could negatively impact our access to capital markets, the borrowing cost for future financings and the perception of our credit risk by lenders and other third parties. Our credit ratings are based upon information furnished by us or obtained by a rating agency from its own sources and are subject to revision, suspension or withdrawal by one or more rating agencies at any time. Rating agencies may change the ratings assigned to us due to developments that are beyond our control, including the introduction of new rating practices and methodologies.

Any downgrade may result in higher interest costs for certain of our credit facilities and could result in higher interest costs on future financings. In addition, downgrades may impact our ability to obtain adequate financing, including via trade payables with our vendors. Customers' inclination to shop with us or purchase gift cards or extended warranties may also be affected by the publicity associated with deterioration of our credit ratings.

Failure to effectively manage strategic ventures or acquisitions could have a negative impact on our business.

From time to time, our strategy has involved, and may in the future involve, entering into new business ventures and strategic alliances, and making acquisitions. Assessing a potential opportunity can be based on assumptions that might not ultimately prove to be correct. In addition, the amount of information we can obtain about a potential opportunity may be limited, and we can give no assurance that new business ventures, strategic alliances and acquisitions will positively affect our financial performance or will perform as planned. The success of these opportunities is also largely dependent on the current and future participation, working relationship and strategic vision of the business venture or strategic alliance partners, which can change following a transaction. Integrating new businesses, stores and concepts can be a difficult task. Cultural differences in some markets into which we may expand or into which we may introduce new retail concepts may not be as well received by customers as originally anticipated. These types of transactions may divert our capital and our management's attention from other business issues and opportunities and may also negatively impact our return on invested capital. Further, implementing strategic alliances or business ventures may also impair our relationships with our vendors or other strategic partners. We may not be able to successfully assimilate or integrate companies that we acquire, including their personnel, financial systems, distribution, operations and general operating procedures. We may also encounter challenges in achieving appropriate internal control over financial reporting and deficiencies in information technology systems in connection with the integration of an acquired company. If we fail to assimilate or integrate acquired companies successfully, our business, reputation and operating results could suffer materially. Likewise, our failure to integrate and manage acquired companies successfully may lead to impairment of the associated goodwill and intangible asset balances.

Failure to protect the integrity, security and confidentiality of our customers' data, including payment card information, could expose us to litigation costs and materially damage our standing with our customers.

The use and handling of personally identifiable data by our business, our business associates and third parties is regulated at the state, federal and international levels. We are also contractually obligated to comply with certain industry standards regarding payment card information. Increasing costs associated with information security, such as increased investment in technology, the costs of compliance and costs resulting from consumer fraud could cause our business and results of operations to suffer materially. Additionally, the success of our online operations depends upon the secure transmission of customer and other confidential information over public networks, including the use of cashless payments. While we take significant steps to protect this information, lapses in our controls or the intentional or negligent actions of employees, business associates or third parties may undermine our security measures. As a result, unauthorized parties may obtain access to our data systems and misappropriate customer and other confidential data. There can be no assurance that advances in computer capabilities, new discoveries in the field of cryptography or other developments will prevent the compromise of our customer transaction processing capabilities and customer personal data. Furthermore, because the methods used to obtain unauthorized access change frequently and may not be immediately detected, we may be unable to anticipate these methods or promptly implement preventative measures. Any such compromise of our security or the security of information residing with our business associates or third parties could have a material adverse effect on our reputation and may expose us to material costs, penalties and compensation claims. In addition, any compromise of our data security may materially increase the costs we incur to protect against such breaches and could subject us to additional legal risk.

Our reliance on key vendors subjects us to various risks and uncertainties which could affect our operating results.

We source the products we sell from a wide variety of domestic and international vendors. In fiscal 2014, our 20 largest suppliers accounted for approximately 70% of the merchandise we purchased, with 5 suppliers – Apple, Samsung, Hewlett-Packard, Sony and LG Electronics – representing approximately 45% of total merchandise purchased. We generally do not have long-term written contracts with our major suppliers that would require them to continue supplying us with merchandise. If there is a loss of or disruption in supply from any of our key vendors, if any of our key vendors fail to develop new technologies that consumers demand or if our vendors make changes that affect the timing of when customers are able to make purchases, our revenues and earnings may be materially adversely affected. In addition, the formation or strengthening of business partnerships between our vendors and our competitors could limit our access to merchandise.

We have internal standards that we require all of our vendors to meet. Our ability to find qualified vendors who meet our standards and supply products in a timely and efficient manner is a significant challenge, especially with respect to goods sourced from outside the U.S. Political or financial instability, merchandise quality issues, product safety concerns, trade restrictions, work stoppages, tariffs, foreign currency exchange rates, transportation capacity and costs, inflation, civil unrest, natural disasters, outbreaks of pandemics and other factors relating to foreign trade are beyond our control. These and other issues affecting our vendors could materially adversely affect our financial results.

Natural disasters, changes in climate and geo-political events could adversely affect our operating results.

The threat or occurrence of one or more natural disasters or other extreme weather events, whether as a result of climate change or otherwise, the threat or outbreak of terrorism, civil unrest or other hostilities or conflicts, could materially adversely affect our financial performance. These events may result in damage to or destruction or closure of, our stores, distribution centers and other properties. Such events can also adversely affect our work force and prevent employees and customers from reaching our stores and other properties, can modify consumer purchasing patterns and decrease disposable income, and can disrupt or disable portions of our supply chain and distribution network.

Our exclusive brands products are subject to several additional product, supply chain and legal risks that could affect our operating results.

Sales of our exclusive brands products, which primarily include Insignia, Dynex, Init, Platinum and Rocketfish branded products, represent an important component of our revenue. Most of these products are manufactured by contracted manufacturers based in southeastern Asia. This arrangement exposes us to the following additional potential risks, which could materially adversely affect our reputation, financial condition and operating results:

•
We have greater exposure and responsibility to consumers for warranty replacements and repairs as a result of exclusive brand product defects, and our recourse to contracted manufacturers for such warranty liabilities may be limited in foreign jurisdictions;

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

•	We may not be able to locate manufacturers that meet our internal standards, whether for new exclusive brand products or for migration of the manufacturing of products from an existing manufacturer;

•
We are subject to developing and often-changing labor and environmental laws for the manufacture of products in foreign countries, and we may be unable to conform to new rules or interpretations in a timely manner;

•
We may be subject to claims by technology or other intellectual property owners if we inadvertently infringe upon their patents or other intellectual property rights, or if we fail to pay royalties owed on our exclusive brand products;

•	We may be unable to obtain or adequately protect patents and other intellectual property rights on our exclusive brand products or manufacturing processes; and

•
Regulations regarding disclosure of efforts to identify the country of origin of “conflict minerals” in certain portions of our supply chain could increase the cost of doing business and, depending on the findings of our country of origin inquiry, could have an adverse effect on our reputation.

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

•
The impact of new or changing statutes and regulations including, but not limited to, financial reform, environmental requirements, National Labor Relations Board rule changes, health care reform, data privacy and cyber-security rules, corporate governance matters and/or other as yet unknown legislation, that could affect how we operate and execute our strategies as well as alter our expense structure;

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

Changes to the National Labor Relations Act or other labor-related statutes or regulations could have an adverse impact on our costs and impair the viability of our operating model.

The National Labor Relations Board (“NLRB”) continually considers changes to labor regulations, many of which could significantly impact the nature of labor relations in the U.S. and how union organizing and union elections are conducted. The NLRB has stated it intends to attempt to make union organizing easier. The U.S. Department of Labor is considering new regulations requiring companies to publicly report the use and associated expense of external resources providing labor relations guidance and advice. As of February 1, 2014, none of our U.S. operations had employees represented by labor unions or working under collective bargaining agreements. Changes in labor-related statutes or regulations could increase the percentage of elections won by unions. If any segment of Best Buy’s operations became unionized, it could increase our costs of doing business and adversely affect our operations.

Additional legislation or regulatory activity could have a material adverse impact on our costs or disrupt our operations.

Environmental legislation or other regulatory changes could impose unexpected costs or impact us more directly than other companies due to our operations as a global retailer. Specifically, environmental legislation or international agreements affecting energy, carbon emissions, electronics recycling and water or product materials are continually being explored by governing bodies. Increasing energy and fuel costs, supply chain disruptions and other potential risks to our business, as well as any significant rulemaking or passage of any such legislation, could materially increase the cost to transport our goods and materially adversely affect our results of operations. New regulations governing consumer privacy and security, whether imposed as a result of increased cyber security risks or otherwise, could materially increase our compliance costs. Regulatory activity focused on the retail industry has increased in recent years, increasing the risk of fines and additional operational costs associated with compliance.

Economic, regulatory and other developments could adversely affect the profitability of our credit card arrangements and our promotional financing offerings and therefore our operating results.

We offer promotional financing through credit cards issued by a third-party bank that manages and directly extends credit to our customers. The cardholders can receive low- or no-interest promotional financing on qualifying purchases. Promotional financing credit card sales account for approximately 19% of our revenue in fiscal 2014. We view these arrangements as a way to generate incremental sales of products and services from customers who prefer the financing terms to other available forms of payment, and incremental income from the payments received from our banking partners. The profitability of our new credit card arrangement is more dependent on the performance of our credit card portfolio than our previous arrangement. Regulatory, legislative or economic factors could adversely affect the performance of the portfolio, and this may have a material adverse effect on our revenues and profitability.

In addition, continuing changes in the economic and regulatory environment in the banking industry may lead banks to re-evaluate their strategies, practices and terms, including, but not limited to, the extent to which consumer credit is granted and the strategic focus on the retail partner credit card business. Promotional financing volumes could be materially adversely affected in response to substantial changes to our credit card program, such as substantial modifications to the terms and provisions of the program, or substantial adjustments to approval rates or the types of financing offered to our customers.

Our international activities subject us to risks associated with the legislative, judicial, regulatory, political, accounting and economic factors specific to the countries or regions in which we operate.

We have a presence in various foreign countries, including Bermuda, Canada, China, Germany, Hong Kong, Japan, Luxembourg, Mexico, the Republic of Mauritius, the Netherlands, Taiwan, Turks and Caicos, and the U.K. During fiscal 2014, our International segment's operations generated 16% of our revenue. Our future operating results in these countries and in other countries or regions throughout the world where we may operate in the future could be materially adversely affected by a variety of factors, many of which are beyond our control, including political conditions, economic conditions, legal and regulatory constraints, foreign trade rules and monetary and fiscal policies (both of the U.S. and of other countries). In addition, foreign currency exchange rates and fluctuations may have an impact on our future revenues, earnings and cash flows from International operations, and could materially adversely affect our reported financial performance.

Our International segment's operations face other risks as well, including the costs and difficulties of managing international operations, greater difficulty in enforcing intellectual property rights in countries other than the U.S., and potential adverse tax consequences. The various risks inherent in doing business in the U.S. generally also exist when doing business outside of the U.S., and may be exaggerated by the complexity of operating in numerous sovereign jurisdictions due to differences in culture, laws and regulations. There is a heightened risk that we misjudge the response of consumers in foreign markets to our product and service assortments, marketing and promotional strategy and store and website designs, among other factors, and this could adversely impact the results of these operations and the viability of these ventures.

We rely heavily on our management information systems for our key business processes. Any failure or interruption in these systems could have a material adverse impact on our business.

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

We are highly dependent on the cash flows and net earnings we generate during our fourth fiscal quarter, which includes the majority of the holiday shopping season.

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

The consumer electronics industry involves constant innovation and evolution of products and services offered to consumers. The following examples demonstrate the impact this can have on our business:

•
New product categories such as tablets and e-readers have grown rapidly and fundamentally changed the market for mobile computing devices; however, as products reach maturity and/or markets become saturated, demands levels can fall sharply;

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

•
Delivery models for some products are affected by technological advances and new product innovations; for example, media such as music, video and gaming is increasingly transferring to digital delivery methods that may reduce the need for physical CD, DVD, Blu-ray and gaming products; and

•
Disruptions in the availability of content (such as sporting events or other broadcast programming) may influence the demand for hardware that our customers purchase to access such content, as well as the commission we receive from service providers.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.
Stores, Distribution Centers and Corporate Facilities
Domestic Segment
The following table summarizes the location of our Domestic segment stores at the end of fiscal 2014:

	U.S. Best Buy Stores	U.S. Best Buy Mobile Stand-Alone Stores	Pacific Sales Stores	Magnolia Audio Video Stores
Alabama	15	6	—	—
Alaska	2	—	—	—
Arizona	24	2	—	—
Arkansas	9	5	—	—
California	119	30	30	2
Colorado	22	5	—	—
Connecticut	12	6	—	—
Delaware	4	1	—	—
District of Columbia	2	1	—	—
Florida	65	50	—	—
Georgia	28	10	—	—
Hawaii	2	—	—	—
Idaho	5	2	—	—
Illinois	51	16	—	—
Indiana	23	11	—	—
Iowa	13	1	—	—
Kansas	9	4	—	—
Kentucky	9	7	—	—
Louisiana	16	7	—	—
Maine	5	—	—	—
Maryland	23	13	—	—
Massachusetts	27	12	—	—
Michigan	34	11	—	—
Minnesota	23	15	—	—
Mississippi	9	2	—	—
Missouri	20	11	—	—
Montana	3	—	—	—
Nebraska	5	3	—	—
Nevada	10	4	—	—
New Hampshire	6	4	—	—
New Jersey	27	11	—	—
New Mexico	5	3	—	—
New York	54	15	—	—
North Carolina	32	15	—	—
North Dakota	4	1	—	—
Ohio	37	12	—	—
Oklahoma	13	4	—	—
Oregon	12	3	—	—
Pennsylvania	38	14	—	—
Puerto Rico	3	—	—	—
Rhode Island	1	—	—	—
South Carolina	15	4	—	—
South Dakota	2	1	—	—
Tennessee	16	9	—	—
Texas	108	40	—	—
Utah	10	—	—	—
Vermont	1	—	—	—
Virginia	34	11	—	—
Washington	19	12	—	2
West Virginia	5	—	—	—
Wisconsin	23	11	—	—
Wyoming	1	1	—	—
Total	1,055	406	30	4

The following table summarizes the ownership status and total square footage of our Domestic segment store locations at the end of fiscal 2014:

	U.S. Best Buy Stores	U.S. Best Buy Mobile Stand-Alone Stores	Pacific Sales Stores	Magnolia Audio Video Stores
Owned store locations	25	—	—	—
Owned buildings and leased land	37	—	—	—
Leased store locations	993	406	30	4
Square footage (in thousands)	40,640	588	772	51

The following table summarizes the location, ownership status and total square footage of space utilized for distribution centers, service centers and corporate offices of our Domestic segment at the end of fiscal 2014:

		Square Footage (in thousands)
	Location	Leased	Owned
Distribution centers	23 locations in 17 U.S. states	7,480	3,183
Geek Squad service center(1)	Louisville, Kentucky	237	—
Principal corporate headquarters(2)	Richfield, Minnesota	—	1,452
Territory field offices	26 locations throughout the U.S.	154	—
Pacific Sales corporate office space	Torrance, California	15	—

(1)	The leased space utilized by our Geek Squad operations is used primarily to service notebook and desktop computers.

(2)
Our principal corporate headquarters consists of four interconnected buildings. Certain vendors who provide us with a variety of corporate services occupy a portion of our principal corporate headquarters. We also sublease a portion of our principal corporate headquarters to third parties.

International Segment

The following table summarizes the location of our International segment stores at the end of fiscal 2014:

	Canada			China	Mexico
	Future Shop Stores	Best Buy Stores	Best Buy Mobile Stand-Alone Stores	Five Star Stores	Best Buy Stores	Best Buy Express Stores
Canada
Alberta	17	12	9	—	—	—
British Columbia	22	9	10	—	—	—
Manitoba	4	2	—	—	—	—
New Brunswick	3	—	—	—	—	—
Newfoundland	1	1	—	—	—	—
Nova Scotia	6	2	1	—	—	—
Ontario	53	33	30	—	—	—
Prince Edward Island	1	—	—	—	—	—
Quebec	27	11	6	—	—	—
Saskatchewan	3	2	—	—	—	—
China
Anhui	—	—	—	18	—	—
Henan	—	—	—	11	—	—
Jiangsu	—	—	—	121	—	—
Shandong	—	—	—	9	—	—
Sichuan	—	—	—	7	—	—
Yunnan	—	—	—	6	—	—
Zhejiang	—	—	—	17	—	—
Mexico
Estado de Mexico	—	—	—	—	3	—
Distrito Federal	—	—	—	—	7	1
Jalisco	—	—	—	—	4	—
Nuevo Leon	—	—	—	—	1	1
Michoacan	—	—	—	—	1	—
San Luis Potosi	—	—	—	—	1	—
Total	137	72	56	189	17	2

The following table summarizes the ownership status and total square footage of our International segment store locations at the end of fiscal 2014:

	Canada			China	Mexico
	Future Shop Stores	Best Buy Stores	Best Buy Mobile Stand-Alone Stores	Five Star Stores	Best Buy Stores	Best Buy Express Stores
Owned store locations	—	3	—	7	—	—
Leased store locations	137	69	56	182	17	2
Square footage (in thousands)	3,609	2,293	52	6,236	678	4

The following table summarizes the location, ownership status and total square footage of space utilized for distribution centers and corporate offices of our International segment at the end of fiscal 2014:

		Square Footage (in thousands)			Square Footage (in thousands)
	Distribution Centers	Leased	Owned	Principal Corporate Offices	Leased	Owned
Canada	Brampton and Bolton, Ontario	1,685	—	Burnaby, British Columbia	141	—
	Vancouver, British Columbia	639	—
Five Star	Jiangsu Province, China	1,255	—	Nanjing, Jiangsu Province, China (corporate office)	23	46
	Throughout the Five Star retail chain	673	—	District offices throughout the Five Star retail chain	169	—
Mexico	Estado de Mexico, Mexico	89	—	Distrito Federal, Mexico	32	—

Exclusive Brands

We lease approximately 61,000 square feet of office space in China to support our exclusive brands operations.

Operating Leases

Almost all of our stores and a majority of our distribution facilities are leased. Additional information regarding our operating leases is available in Note 1, Summary of Significant Accounting Policies, and Note 9, Leases, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Item 3. Legal Proceedings.

For a description of our legal proceedings, see Note 13, Contingencies and Commitments, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Item 4. Mine Safety Disclosures.

Not applicable.

Executive Officers of the Registrant
(As of March 24, 2014)

Name	Age	Position With the Company	Years With the Company
Hubert Joly	54	President and Chief Executive Officer	1
Sharon L. McCollam	51	Chief Administrative Officer and Chief Financial Officer	1
Shari L. Ballard	47	President, International and Chief Human Resources Officer	21
Jude C. Buckley	43	Chief Commercial Officer	7
R. Michael Mohan	46	Chief Merchandising Officer	10
Keith J. Nelsen	50	General Counsel and Secretary	8

Hubert Joly was appointed President and Chief Executive Officer and a Director in September 2012. Mr. Joly was previously the president and chief executive officer of Carlson, Inc., a worldwide hospitality and travel company based in Minneapolis, Minnesota, from 2008 until his current appointment. Prior to becoming chief executive officer of Carlson, Mr. Joly was president and chief executive officer of Carlson Wagonlit Travel, a business travel management company, from 2004 until 2008. He held several senior executive positions with Vivendi S.A., a French multinational media and telecommunications company, from 1999 to 2004. Prior to that time, Mr. Joly worked in the technology sector at Electronic Data Systems (now part of Hewlett-Packard Company) from 1996 to 1999, and at McKinsey & Company, Inc. from 1983 to 1996. Mr. Joly is currently a member of the board of directors of Ralph Lauren Corporation, a leader in the design, marketing and retailing of premier lifestyle products. He also serves on the board of directors for the Retail Industry Leaders Association, the board of trustees of the Minneapolis Institute of Arts and the executive committee of the Minnesota Business Partnership. Mr. Joly previously served as a director of Carlson, Inc.; chair of the board of directors of the Rezidor Hotel Group; chair of the board of directors of Carlson Wagonlit Travel; chair of the Travel Facilitation Sub-Committee of the U.S. Department of Commerce Travel and Tourism Advisory Board; on the executive committee of the World Travel and Tourism Council, and on the board of overseers of the Carlson School of Management.

Sharon L. McCollam was appointed Chief Administrative Officer and Chief Financial Officer in December 2012. In this role, she leads our finance, information technology, supply chain, logistics, real estate, procurement, enterprise fraud, internal audit, and growth initiative functions. Ms. McCollam was previously executive vice president, chief operating officer and chief financial officer of Williams-Sonoma Inc., a premier specialty retailer of home furnishings, from July 2006 until her retirement in March 2012. At Williams-Sonoma, she was responsible for the long-term strategic planning activities of the company and oversaw multiple key functions, including global finance, treasury, investor relations, information technology, real estate, store development, corporate operations and human resources. Ms. McCollam also held various executive leadership roles, including principal accounting officer, at Williams-Sonoma from March 2000 to July 2006. Prior to her time at Williams-Sonoma, Ms. McCollam served as chief financial officer of Dole Fresh Vegetables Inc. from 1996 to 2000 and in various other finance-related leadership positions at Dole Food Company Inc., a producer and marketer of fresh fruit and vegetables, from 1993 to 1996. Ms. McCollam serves as a member of the board of directors for Sutter Health, a nonprofit network of hospitals and doctors in Northern California; Art.com, an online specialty art retailer; and Privalia Venta Directa, s.a., a European e-commerce apparel retailer. Ms. McCollam previously served as a member of the board of directors of OfficeMax Incorporated, Williams-Sonoma and Del Monte Foods Company.

Shari L. Ballard was named President, International and Chief Human Resources Officer in 2013. She leads our international business and human resources function. Previously, she served as Executive Vice President and President, International from 2012 to 2013; as Executive Vice President, President – Americas from March 2010 to 2012; Executive Vice President – Retail Channel Management from 2007 to 2010; and as Executive Vice President – Human Resources and Legal from 2004 to 2007. Ms. Ballard joined us in 1993 and has served as Senior Vice President, Vice President, and General and Assistant Store Manager. Ms. Ballard is a member of the Minneapolis Institute of Arts board of trustees and the University of Minnesota Foundation board of trustees. She also serves on the board of directors of the Delhaize Group, a Belgian international food retailer.

Jude C. Buckley was appointed our Chief Commercial Officer in January 2014. In this role, he oversees all of our marketing functions, including floor space optimization and promotions. He previously served as President, Mobility/Connectivity since June 2013 until his current appointment; Senior Vice President and General Manager, Connectivity Business Group from November 2012 to June 2013; Senior Vice President and Head Merchant, Best Buy Mobile from January 2010 to November 2012, and Vice President, Best Buy Mobile from July 2007 to December 2009. He joined Best Buy in 2007, coming from the

Carphone Warehouse Group plc in Sweden, where he was a managing director for seven years. Prior to his service at Carphone Warehouse Group plc, he was a managing director with Mviva in London from 2000 to 2001, investment banker with Nomura International Investment Bank in London from 1997 to 1999, and a tax accountant in Brisbane, Australia with Bernays Brown Chartered Accountants from 1992 to 1997.

R. Michael “Mike” Mohan was appointed our Chief Merchandising Officer in January 2014. In this role, he manages the category management and merchandising functions for our U.S. business, including our category growth strategies, vendor relationships, private label business and assortment. Previously, Mr. Mohan served as President, Home since June 2013 until his current appointment; Senior Vice President, General Manager – Home Business Group from 2011 to June 2013; Senior Vice President, Home Theatre from 2008 to 2011; and Vice President, Home Entertainment from 2006 to 2008. Prior to joining Best Buy in 2004 as Vice President, Digital Imaging, Mr. Mohan was vice president and general merchandising manager for Good Guys, an audio/video specialty retailer in the western United States. Mr. Mohan also previously worked at Future Shop in Canada from 1988 to 1997, prior to our acquisition of the company, where he served in various merchandising roles. Mr. Mohan serves as a member of the board of directors for Consumer Electronics Association Board of Industry Leaders and was appointed as a trustee to Boys & Girls Club of America in March 2014.

Keith J. Nelsen has served as our General Counsel and Secretary since 2011. In this role, he manages our enterprise legal and risk management functions, as well as acts as Secretary to our Board of Directors. Previously, in addition to his current role, he also served as Chief Risk Officer from 2012 to 2013. He was appointed Executive Vice President, General Counsel in May 2011 and Secretary of the Company in June 2011 and served as Senior Vice President, Commercial and International General Counsel from 2008 until his current appointment. Mr. Nelsen joined Best Buy in 2006 as Vice President, Operations and International General Counsel. Prior to joining us, he worked at Danka Business Systems PLC, an office products supplier, from 1997 to 2006 and served in various roles, including chief administration officer and general counsel. Prior to his time at Danka, Mr. Nelsen held the role of vice president, legal from 1995 to 1997 at NordicTrack, Inc., a provider of leisure equipment products. Mr. Nelsen began his career in 1989 as a practicing attorney with Best and Flanagan, LLP, a law firm located in Minneapolis, Minnesota. Mr. Nelsen is a member of the board of directors of NuShoe, Inc., a privately held shoe repair facility in San Diego, California.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Dividends

Our common stock is traded on the New York Stock Exchange under the ticker symbol BBY. In fiscal 2004, our Board initiated the payment of a regular quarterly cash dividend with respect to shares of our common stock. A quarterly cash dividend has been paid in each subsequent quarter. Future dividend payments will depend on our earnings, capital requirements, financial condition and other factors considered relevant by our Board. The table below sets forth the high and low sales prices of our common stock as reported on the New York Stock Exchange – Composite Index and the dividends declared and paid during the periods indicated.

	Sales Price				Dividends Declared and Paid
	Fiscal 2014		Fiscal 2013 (11-month)		Fiscal Year
	High	Low	High	Low	2014	2013 (11-month)
First Quarter(1)	$26.92	$13.83	$27.95	$20.78	$0.17	$0.16
Second Quarter	31.33	24.98	23.57	16.97	0.17	0.16
Third Quarter	43.85	30.16	21.60	14.62	0.17	0.17
Fourth Quarter	44.66	22.15	16.41	11.20	0.17	0.17

(1)	The first quarter of fiscal 2013 (11-month) included only two months (March 4, 2012 – May 5, 2012) as a result of the change in our fiscal year-end.

Holders

As of March 24, 2014, there were 3,051 holders of record of our common stock.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In June 2011, our Board authorized up to $5.0 billion of share repurchases, which became effective on June 21, 2011. There is no expiration date governing the period over which we can repurchase shares under the June 2011 program. We did not repurchase any shares during fiscal 2014. At the end of fiscal 2014, $4.0 billion of the $5.0 billion of share repurchases authorized by our Board in June 2011 was available for future share repurchases.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about our common stock that may be issued under our equity compensation plans as of February 1, 2014.

Plan Category	Securities to Be Issued Upon Exercise of Outstanding Options and Rights (a)		Weighted Average Exercise Price per Share of Outstanding Options and Rights(1) (b)	Securities Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))(2) (c)
Equity compensation plans approved by security holders	23,738,232	(3)	$36.38	23,974,493

(1)	Includes weighted-average exercise price of outstanding stock options only.

(2)	Includes 4,907,102 shares of our common stock which have been reserved for issuance under our 2008 and 2003 Employee Stock Purchase Plans.

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

The graph assumes an investment of $100 at the close of trading on February 27, 2009, the last trading day of fiscal 2009, in our common stock, the S&P 500 and the S&P Retailing Group.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Best Buy Co., Inc., the S&P 500 and the S&P Retailing Group

$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
FY09
FY10
FY11
FY12
FY13
FY14
Best Buy Co., Inc.
S&P 500
S&P Retailing Group

	FY09	FY10	FY11	FY12	FY13	FY14
Best Buy Co., Inc.	$100.00	$128.61	$115.82	$89.04	$61.33	$91.65
S&P 500	100.00	153.62	188.29	197.94	221.57	269.25
S&P Retailing Group	100.00	169.06	213.78	252.65	312.74	394.59

*	Cumulative total return assumes dividend reinvestment.
Source: Research Data Group, Inc.

Item 6. Selected Financial Data.

The following table presents our selected financial data. The table should be read in conjunction with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Five-Year Financial Highlights

$ in millions, except per share amounts

	12-Month	11-Month	12-Month
Fiscal Year	2014(1)	2013(2)(3)	2012(2)(4)	2011(5)	2010(6)
Consolidated Statements of Earnings Data
Revenue	$42,410	$39,827	$45,457	$44,432	$43,799
Operating income (loss)	1,140	(119)	2,200	2,280	2,274
Net earnings (loss) from continuing operations	689	(467)	1,424	1,465	1,409
Gain (loss) from discontinued operations	(166)	47	(1,402)	(99)	(15)
Net earnings (loss) including noncontrolling interests	523	(420)	22	1,366	1,394
Net earnings (loss) attributable to Best Buy Co., Inc. shareholders	532	(441)	(1,231)	1,277	1,317
Per Share Data
Net earnings (loss) from continuing operations	$1.98	$(1.38)	$3.81	$3.53	$3.31
Net gain (loss) from discontinued operations	(0.45)	0.08	(7.08)	(0.45)	(0.21)
Net earnings (loss)	1.53	(1.30)	(3.27)	3.08	3.10
Cash dividends declared and paid	0.68	0.66	0.62	0.58	0.56
Common stock price:
High	44.66	27.95	33.22	48.83	45.55
Low	13.83	11.20	21.79	30.90	23.97
Operating Statistics
Comparable store sales gain (decline)(7)	(0.8)%	(3.4)%	(1.5)%	(2.3)%	0.6%
Gross profit rate	22.8%	23.3%	24.2%	24.6%	23.7%
Selling, general and administrative expenses rate	19.8%	20.5%	19.3%	19.2%	18.4%
Operating income (loss) rate	2.7%	(0.3)%	4.8%	5.1%	5.2%
Year-End Data
Current ratio(8)	1.4	1.1	1.2	1.2	1.2
Total assets	$14,013	$16,787	$16,005	$17,849	$18,302
Debt, including current portion	1,657	2,296	2,208	1,709	1,802
Total equity	3,989	3,715	4,366	7,292	6,964
Number of stores
Domestic	1,495	1,503	1,447	1,317	1,190
International	473	487	468	399	375
Total	1,968	1,990	1,915	1,716	1,565
Retail square footage (000s)
Domestic	42,051	42,232	43,785	43,660	42,480
International	12,872	13,553	14,353	12,385	11,857
Total	54,923	55,785	58,138	56,045	54,337

(1)
Included within operating income (loss) and net earnings (loss) from continuing operations for fiscal 2014 is $159 million ($104 million net of taxes) of restructuring charges from continuing operations recorded in fiscal 2014 related to measures we took to restructure our business. Net earnings (loss) attributable to Best Buy Co., Inc. shareholders for fiscal 2014 includes restructuring charges (net of tax and noncontrolling interest) from continuing operations.

(2)	Fiscal 2013 (11-month) included 48 weeks and fiscal 2012 included 53 weeks. All other periods presented included 52 weeks.

(3)
Included within our operating income (loss) and net earnings (loss) from continuing operations for fiscal 2013 (11-month) is $415 million ($268 million net of taxes) of restructuring charges from continuing operations recorded in fiscal 2013 (11-month) related to measures we took to restructure our business. Also included in net earnings (loss) from continuing operations for fiscal 2013 (11-month) is $821 million (net of taxes) of goodwill impairment charges primarily related to Best Buy Canada and Five Star. Included in gain (loss) from discontinued operations is $23 million (net of taxes) of restructuring charges primarily related to Best Buy Europe. Net earnings (loss) attributable to Best Buy Co., Inc. shareholders for fiscal 2013 (11-month) includes restructuring charges (net of tax and noncontrolling interest) from continuing operations and the net of tax goodwill impairment.

(4)
Included within our operating income (loss) and net earnings (loss) from continuing operations for fiscal 2012 is $48 million ($30 million net of taxes) of restructuring charges from continuing operations recorded in fiscal 2012 related to measures we took to restructure our business. Included in gain (loss) from discontinued operations is $194 million (net of taxes) of restructuring charges recorded in fiscal 2012 related to measures we took to restructure our business. Also included in gain (loss) from discontinued operations for fiscal 2012 is $1.2 billion (net of taxes) of goodwill impairment charges related to Best Buy Europe. Net earnings (loss) attributable to Best Buy Co., Inc. shareholders for fiscal 2012 includes restructuring charges (net of tax and noncontrolling interest) from both continuing and discontinued operations and the net of tax goodwill impairment, and excludes $1.3 billion in noncontrolling interest related to the agreement to buy out Carphone Warehouse Group plc's interest in the profit share-based management fee paid to Best Buy Europe pursuant to the 2007 Best Buy Mobile agreement (which represents earnings attributable to the noncontrolling interest).

(5)
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

(6)
Included within our operating income (loss) and net earnings (loss) from continuing operations for fiscal 2010 is $26 million ($16 million net of tax) of restructuring charges related to measures we took to restructure our business. These charges resulted in a decrease in our operating income rate of 0.1% of revenue for the fiscal year. Included in gain (loss) from discontinued operations is $18 million (net of taxes) of restructuring charges related to measures we took to restructure our business. Net earnings (loss) attributable to Best Buy Co., Inc. shareholders for fiscal 2010 includes $25 million net of taxes and noncontrolling interest of restructuring charges from both continuing and discontinued operations.

(7)
Comparable store sales is a commonly used metric in the retail industry, which compares revenue for a particular period with the corresponding period in the prior year, excluding the impact of sales from new stores opened or closed stores. Our comparable store sales is comprised of revenue from stores operating for at least 14 full months, as well as revenue related to website and online sales, call centers and our other comparable sales channels. Revenue we earn from sales of merchandise to wholesalers or dealers is generally not included within our comparable store sales calculation. Relocated stores, as well as remodeled, expanded, and downsized stores closed more than 14 days, are excluded from the comparable store sales calculation until at least 14 full months after reopening. Acquired stores are included in the comparable store sales calculation beginning with the first full quarter following the first anniversary of the date of the acquisition. The calculation of comparable store sales excludes the impact of the extra week of revenue in the fourth quarter of fiscal 2012, as well as revenue from discontinued operations. The portion of our calculation of the comparable store sales percentage change attributable to our International segment excludes the effect of fluctuations in foreign currency exchange rates. The method of calculating comparable store sales varies across the retail industry. As a result, our method of calculating comparable store sales may not be the same as other retailers' methods.

(8)	The current ratio is calculated by dividing total current assets by total current liabilities.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Unless otherwise noted, transactions and other factors significantly impacting our financial condition, results of operations and liquidity are discussed in order of magnitude. Our MD&A is presented in six sections:

•	Overview

•	Business Strategy

•	Results of Operations

•	Liquidity and Capital Resources

•	Off-Balance-Sheet Arrangements and Contractual Obligations

•	Critical Accounting Estimates

Our MD&A should be read in conjunction with the Consolidated Financial Statements and related Notes included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Overview

We are a multi-national, multi-channel retailer of technology products, including tablets and computers, televisions, mobile phones, large and small appliances, entertainment products, digital imaging, and related accessories. We also offer consumers technology services – including technical support, repair, troubleshooting and installation – under the Geek Squad brand. We operate two reportable segments: Domestic and International. The Domestic segment is comprised of all operations within the U.S. and its territories. The International segment is comprised of all operations outside the U.S. and its territories.

Our business, like that of many retailers, is seasonal. Historically, we have realized more of our revenue and earnings in the fiscal fourth quarter, which includes the majority of the holiday shopping season in the U.S., Canada and Mexico. While consumers view some of the products and services we offer as essential, others are viewed as discretionary purchases. Consequently, our financial results are susceptible to changes in consumer confidence and other macroeconomic factors, including unemployment, consumer credit availability and the condition of the housing market. Additionally, there are other factors that directly impact our performance, such as product life-cycles (including the introduction and pace of adoption of new technology) and the competitive retail environment. As a result of these factors, predicting our future revenue and net earnings is difficult. However, we remain confident in our unique customer promise: (1) the latest devices and services, all in one place; (2) impartial and knowledgeable advice; (3) competitive prices; (4) the ability to shop when and where you want; and (5) support for the life of your products.

Throughout this MD&A, we refer to comparable store sales. Comparable store sales is a commonly used metric in the retail industry, which compares revenue for a particular period with the corresponding period in the prior year, excluding the impact of sales from new stores opened or closed stores. Our comparable store sales is comprised of revenue from stores operating for at least 14 full months, as well as revenue related to website and online sales, call centers and our other comparable sales channels. Revenue we earn from sales of merchandise to wholesalers or dealers is generally not included within our comparable store sales calculation. Relocated stores, as well as remodeled, expanded, and downsized stores closed more than 14 days, are excluded from the comparable store sales calculation until at least 14 full months after reopening. Acquired stores are included in the comparable store sales calculation beginning with the first full quarter following the first anniversary of the date of the acquisition. The calculation of comparable store sales excludes the impact of the extra week of revenue in the fourth quarter of fiscal 2012, as well as revenue from discontinued operations. The portion of our calculation of the comparable store sales percentage change attributable to our International segment excludes the effect of fluctuations in foreign currency exchange rates. The method of calculating comparable store sales varies across the retail industry. As a result, our method of calculating comparable store sales may not be the same as other retailers' methods.

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

We believe that the non-GAAP measures described above provide meaningful supplemental information to assist shareholders in understanding our financial results and assessing our prospects for future performance. Management believes adjusted operating income, adjusted net earnings from continuing operations and adjusted diluted earnings per share from continuing operations are important indicators of our operations because they exclude items that may not be indicative of, or are unrelated to, our core operating results and provide a baseline for analyzing trends in our underlying businesses. Management makes standard adjustments for items such as restructuring charges, goodwill impairments, non-restructuring asset impairments and gains or losses on sales of investments, as well as adjustments for other items that may arise during the period and have a meaningful impact on comparability. To measure adjusted operating income, we removed the impact of restructuring charges, non-restructuring asset impairments, goodwill impairments and the impact of second quarter fiscal 2014 LCD-related legal settlements from our calculation of operating income. Adjusted net earnings from continuing operations was calculated by removing the after-tax impact of operating income adjustments and the gain on sale of investments, as well as the tax impact of the Best Buy Europe sale from our calculation of net earnings from continuing operations. To measure adjusted diluted earnings per share from continuing operations, we excluded the per share impact of net earnings adjustments from our calculation of diluted earnings per share. Management believes our adjusted debt to EBITDAR ratio is an important indicator of our creditworthiness. Because non-GAAP financial measures are not standardized, it may not be possible to compare these financial measures with other companies' non-GAAP financial measures having the same or similar names. These non-GAAP financial measures are an additional way of viewing aspects of our operations that, when viewed with our GAAP results and the reconciliations to corresponding GAAP financial measures within our discussion of consolidated performance below, provide a more complete understanding of our business. We strongly encourage investors and shareholders to review our financial statements and publicly-filed reports in their entirety and not to rely on any single financial measure.

Business Strategy

In the fall of 2012, we laid out for investors the state of our business and summarized the challenges we faced by articulating two fundamental problems: (1) declining comparable store sales and (2) shrinking margins. To address these problems and achieve our goal of becoming the leading authority and destination for technology products and services, we revealed our Renew Blue transformation effort. That effort has five pillars and they are:

•	Reinvigorate and rejuvenate the customer experience

•	Attract and inspire leaders and employees

•	Work with vendor partners to innovate and drive value

•	Increase our return on invested capital

•	Continue our leadership role in positively impacting our world

This past year was the first full fiscal year in our Renew Blue transformation. While we remain in the early stages of our journey, we are pleased to report significant progress. Most notably, we stabilized our revenue and achieved virtually flat Domestic segment comparable store sales, we increased our Domestic online revenue by nearly 20 percent, we increased our Net Promoter Score by 300 basis points and, in one year, we exceeded our multi-year Renew Blue cost reduction target of $725 million.

Beyond these successes, we made additional operational improvements that included: increased price competitiveness; a ship-from-store ability now in place in more than 1,400 locations; the opening of 1,400 Samsung and 600 Windows stores-within-a-store and the completion of the first phase of our floor space optimization; the re-launch of our loyalty and credit card programs; and the strengthening of our balance sheet through a renewed focus on our core business and a substantially more disciplined capital allocation process.

Renew Blue Road Map for the Next 24 Months

Looking ahead, we remain focused on stabilizing and improving our comparable store sales and increasing profitability. To aid in this focus, we have created a road map for the next 24 months of our transformation. This road map is grounded in our belief that we need to do three things over the upcoming fiscal year and next. We must improve operational performance, build foundational capabilities necessary to unlock future growth and make full use of our unique assets to create significant differentiation for our customers and vendors. With this mind, our road map is built around eight priorities:

Merchandising. Our goal is to create a compelling assortment online and in the stores with a superior end-to-end customer experience that yields enhanced financial returns. Our priorities in merchandising over the next 24 months include the following: (1) developing compelling and differentiated strategies for key categories that leverage our competitive assets; (2) strengthening vendor partnerships; (3) implementing an enhanced online shopping experience for key categories; (4) expanding Pacific Kitchen and Home and Magnolia Design Centers stores-within-a-store; and (5) optimizing returns, replacement and damages through operational improvements like ship-from-store.

Marketing. Our goal is to unlock growth opportunities by creating and effectively communicating new, compelling value propositions for customers that go beyond price. Our priorities in marketing over the next 24 months include developing more targeted, relevant and personalized customer communications in support of category strategies, as well as creating greater engagement with customers through our loyalty program and our credit card offering.

Online. Our goal is to continue to capture online market share and serve customers based on how, where, and when they want to be served. Our online priorities over the next 24 months include further improving the online shopping experience to make it easier for customers to find and choose products, encouraging customers to complete their technology solutions by improving the presentation of accessories and services and enabling customers to build their own bundle, as well as leveraging our expanded supply chain capabilities. We will also continue to re-engineer our e-commerce technology platform so that new features and functions can be developed quickly and optimized across platforms.

Retail Stores. Our ability to transform Best Buy is highly dependent on our ability to transform our in-store experience. To that end, we are evolving our field organization based on what we see as the mission of retail, which is (1) the execution of category and functional strategies; (2) the development and implementation of effective market-level strategies that take into account the specifics of local markets; and (3) the ability to lift our performance in terms of employee engagement, customer satisfaction, sales and profitability.

Supply Chain. We believe that our supply chain is a competitive advantage, driven by a powerful network of strategically located distribution centers and the recently launched ship-from-store capabilities. Our goal over the next 24 months is to use this network and improve our customer experience by providing (1) increased inventory availability; (2) improved speed to the customer; and (3) improved home delivery and installation capabilities for our large-cube assortment. To achieve this, we will continue to invest in systems and infrastructure to drive significantly enhanced delivery options.

Geek Squad Services. We believe the Geek Squad is one of our biggest competitive advantages, yet at the same time, we believe it is an underutilized asset. Our goal for the Geek Squad is to deliver a superior customer experience, while providing a key revenue and profit growth engine for Best Buy. Our goals for Geek Squad over the next 24 months include (1) improving our service delivery and the service experience for our customers; (2) refining existing service offerings (e.g., extended warranty services); and (3) building new offerings that meet the needs of customers in the context of today’s technology environment.

Cost Structure. Our goal is to more quickly and deeply reduce our costs. Through the fourth quarter of fiscal 2014, we eliminated a total of $765 million in annualized costs, which exceeded our original multi-year target of $725 million. We have now increased our target to $1 billion. We expect these additional cost reductions to come primarily from: (1) returns, replacements and damages; (2) logistics and supply chain; (3) procurement; and (4) continued rationalization of our organization.

Employee Engagement. Across the company, we have a commitment to serving our customers in such an extraordinary manner that they become promoters of Best Buy. A key to achieving this goal is the talent and engagement of our people. In line with this, over the next 24 months, we will be pursuing the successful implementation of our new field- and store-operating model, the strengthening of our talent in critical areas, and the redefining of key business processes to better support our multi-channel, customer-focused strategy.

In addition to the areas above, we plan to focus on improving the performance in our International segment. Largely as a result of our Renew Blue initiatives, we reduced International SG&A in fiscal 2014. In fiscal 2015, we expect to take further actions to reduce our International segment’s cost structure.

Long-Term Financial Targets

All of these initiatives are in pursuit of our long-term non-GAAP targets of a 5% to 6% operating income rate and a 13% to 15% return on invested capital.

Fiscal 2015 Trends

In the U.S., we have an agreement with Citibank for the issuance of promotional financing and customer loyalty credit cards bearing the Best Buy brand (the "Citibank credit card agreement"). We commenced operating under the Citibank credit card agreement in September 2013, at which point Citibank acquired the customer portfolio from the previous bank. The Citibank credit card agreement is expected to result in lower revenue and gross profit rates due to less favorable economics as a result of changes in both the regulatory and overall consumer credit market. Revenues we earn under the Citibank credit card agreement are primarily based on the profitability of the credit card portfolio. These revenues are inherently more difficult to forecast than revenues earned under the previous credit card agreement, which were primarily based on new account activations.

In fiscal 2015, we estimate we will generate $150 million to $200 million less revenue from our credit card agreement than in fiscal 2014. A portion of this year-over-year decrease is driven by the accelerated recognition of previously deferred revenue related to our previous credit card agreement in fiscal 2014.

In the first three quarters of fiscal 2015, we expect the following business drivers to have a net negative impact on our operating income rate: (1) ongoing price investments; (2) incremental Renew Blue SG&A investments; (3) the increase in our product warranty-related costs due to higher mobile phone claims frequency; (4) the negative impact of our credit card agreement with Citibank, as described above; and (5) the offsetting positive impact of the realization of Renew Blue cost savings. We expect the net negative impact of these factors to be greatest in the first quarter of fiscal 2015, as we expect to realize greater cost savings in the second and third quarters of fiscal 2015.

In addition, we anticipate reorganizing certain European legal entities to simplify our overall structure in the first quarter of fiscal 2015. We currently expect this reorganization to accelerate a non-cash tax benefit of approximately $310 million to $365 million. As a result of this acceleration, we are expecting a lower annual effective tax rate for fiscal 2015.

Results of Operations

In order to align our fiscal reporting periods and comply with statutory filing requirements in certain foreign jurisdictions, we consolidate the financial results of our Europe, China and Mexico operations on a lag. Consistent with such consolidation, the financial and non-financial information presented in our MD&A relative to these operations is also presented on a lag. Our policy is to accelerate the recording of events occurring in the lag period that significantly affect our consolidated financial statements. There were no significant intervening events which would have materially affected our financial condition, results of operations, liquidity or other factors had they been recorded during fiscal 2014 (12-month).

On November 2, 2011, our Board approved a change in our fiscal year-end from the Saturday nearest the end of February to the Saturday nearest the end of January, effective beginning with our fiscal year 2013. As a result of this change, our fiscal year 2013 transition period was 11 months and ended on February 2, 2013, and we began consolidating the results of our Europe, China and Mexico operations on a one-month lag, compared to a two-month lag in fiscal year 2012, to continue aligning our fiscal reporting periods with statutory filing requirements in certain foreign jurisdictions. As a result of our change in fiscal year-end and resulting change in our lag period, the month of January 2012 was not captured in our consolidated fiscal 2013 (11-month) results for those entities reported on a one-month lag. Refer to Note 2, Fiscal Year-end Change, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information.

In this MD&A, when financial results for fiscal 2014 are compared to financial results for fiscal 2013, the results for the 12-month fiscal 2014 are compared to the results for the 11-month transition period from fiscal 2013. When financial results for fiscal 2013 are compared to financial results for fiscal 2012, the results for the 11-month transition period are compared to the results of the comparable 11-month recast period from fiscal 2012. Fiscal 2014 (12-month) included 52 weeks, and fiscal 2013 (11-month) and fiscal 2012 (11-month recast) included 48 weeks. The following tables show the fiscal months included within the various comparison periods in our MD&A:

Fiscal 2014 (12-month) Results Compared With Fiscal 2013 (11-month)(1)
2014 (12-month)	2013 (11-month)
February 2013 - January 2014	March 2012 - January 2013

(1)	For entities reported on a lag, the fiscal months included in fiscal 2014 (12-month) were January through December and for fiscal 2013 (11-month) were February through December.

Fiscal 2013 (11-month) Results Compared With Fiscal 2012 (11-month recast)(1)
2013 (11-month)	2012 (11-month recast)
March 2012 - January 2013	March 2011 - January 2012

(1)	For entities reported on a lag, the fiscal months included in fiscal 2013 (11-month) and fiscal 2012 (11-month recast) were February through December.

The month of February 2012, which was the last month of fiscal 2012 (12-month), is excluded from the comparison periods shown above. As such, there is no discussion of February 2012 throughout the remainder of this MD&A. Other than an extra week of activity in February 2012, which generated additional revenue, gross profit and operating income, we do not believe there were any unusual events or transactions or any significant economic changes or trends that materially affected the month of February 2012.

Discontinued Operations Presentation

The results of our large-format Best Buy branded stores in China and Turkey, Best Buy Europe, Napster and mindSHIFT are presented as discontinued operations in our Consolidated Statements of Earnings. Unless otherwise stated, financial results discussed herein refer to continuing operations.

Fiscal 2014 Summary

•
Fiscal 2014 (12-month) included net earnings from continuing operations of $689 million, compared to a net loss of $467 million in fiscal 2013 (11-month). Net earnings in fiscal 2014 (12-month) included $159 million of restructuring charges, while fiscal 2013 (11-month) included $822 million of goodwill impairments and $414 million of restructuring charges. Earnings per diluted share from continuing operations was $1.98 in fiscal 2014 (12-month), compared to loss per diluted share of $1.38 in fiscal 2013 (11-month).

•
Revenue was $42.4 billion in fiscal 2014 (12-month). The increase from fiscal 2013 (11-month) was driven by an extra month of revenue, partially offset by store closures in the Domestic and International segments and a comparable store sales decline of 0.8%.

•
Our gross profit rate decreased by 0.5% of revenue to 22.8% of revenue. The decrease was primarily due to an investment in price competitiveness in the Domestic segment and a more promotional environment in the Domestic and International segments.

•
We recorded $159 million of restructuring charges related to several restructuring actions we undertook in fiscal 2014 (12-month), including our Renew Blue cost reduction initiatives and other operational changes.

•
We generated $1.1 billion in operating cash flow in fiscal 2014 (12-month), compared to $1.5 billion in fiscal 2013 (11-month), and we ended fiscal 2014 (12-month) with $2.7 billion of cash and cash equivalents, compared to $1.8 billion at the end of fiscal 2013 (11-month). Capital expenditures decreased $158 million to $547 million compared to the prior year as a result of a more disciplined capital allocation process.

•	During fiscal 2014 (12-month), we made four dividend payments totaling $0.68 per share, or $233 million in the aggregate.

Consolidated Results

The following table presents selected consolidated financial data for each of the past three fiscal years and fiscal 2012 (11-month recast) ($ in millions, except per share amounts):

	12-Month	11-Month		12-Month
Consolidated Performance Summary	2014	2013	2012	2012
			(recast)
Revenue	$42,410	$39,827	$41,311	$45,457
Revenue gain (decline) %	6.5%	(3.6)%	n/a	2.3%
Comparable store sales % decline	(0.8)%	(3.4)%	(1.6)%	(1.5)%
Gross profit	$9,690	$9,298	$9,908	$10,984
Gross profit as a % of revenue(1)	22.8%	23.3%	24.0%	24.2%
SG&A	$8,391	$8,181	$7,986	$8,755
SG&A as a % of revenue(1)	19.8%	20.5%	19.3%	19.3%
Restructuring charges	$159	$414	$24	$29
Goodwill impairments	$—	$822	$—	$—
Operating income (loss)	$1,140	$(119)	$1,898	$2,200
Operating income (loss) as a % of revenue	2.7%	(0.3)%	4.6%	4.8%
Net earnings (loss) from continuing operations(2)	$687	$(469)	$1,214	$1,421
Gain (loss) from discontinued operations(3)	$(155)	$28	$(2,639)	$(2,652)
Net earnings (loss) attributable to Best Buy Co., Inc. shareholders	$532	$(441)	$(1,425)	$(1,231)
Diluted earnings (loss) per share from continuing operations	$1.98	$(1.38)	$3.19	$3.81
Diluted earnings (loss) per share	$1.53	$(1.30)	$(3.72)	$(3.27)

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

(2)	Includes both net earnings (loss) from continuing operations and net earnings from continuing operations attributable to noncontrolling interests.

(3)	Includes both gain (loss) from discontinued operations and net (earnings) loss from discontinued operations attributable to noncontrolling interests.

Fiscal 2014 (12-month) Results Compared With Fiscal 2013 (11-month)

For purposes of this section, fiscal 2014 (12-month) represents the 12-month period ended February 1, 2014 and fiscal 2013 (11-month) represents the 11-month transition period ended February 2, 2013.

The components of the 6.5% revenue increase in fiscal 2014 (12-month) were as follows:

Extra month of revenue(1)	8.0%
Net store changes	(0.6)%
Comparable store sales impact	(0.5)%
Impact of foreign currency exchange rate fluctuations	(0.4)%
Total revenue increase	6.5%

(1)
Represents the incremental revenue in fiscal 2014, which had 12 months of activity compared to 11 months in fiscal 2013 as a result of our fiscal year-end change. Refer to Note 2, Fiscal Year-end Change, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information.

Our gross profit rate decreased 0.5% of revenue in fiscal 2014 (12-month). Our Domestic and International segments contributed a rate decrease of 0.3% of revenue and 0.2% of revenue, respectively. For further discussion of each segment's gross profit rate changes, see Segment Performance Summary, below.

The SG&A rate decreased 0.7% of revenue in fiscal 2014 (12-month). Our Domestic and International segments contributed a rate decrease of 0.6% of revenue and 0.1% of revenue, respectively. For further discussion of each segment's SG&A rate changes, see Segment Performance Summary, below.

We recorded restructuring charges of $159 million in fiscal 2014 (12-month), comprised of $123 million in our Domestic segment and $36 million in our International segment. These restructuring charges resulted in a decrease in our operating income in fiscal 2014 (12-month) of 0.4% of revenue. We recorded $415 million of restructuring charges in fiscal 2013 (11-month), which included $1 million of inventory write-downs recorded in cost of goods sold. Our Domestic and International segments recorded $328 million and $87 million of restructuring charges, respectively, in fiscal 2013 (11-month). The restructuring charges recorded in fiscal 2013 (11-month) resulted in a decrease in our operating income rate of 1.0% of revenue. For further discussion of each segment’s restructuring charges, see Segment Performance Summary, below.

Our operating income increased $1.3 billion and our operating income as a percent of revenue increased to 2.7% of revenue in fiscal 2014 (12-month), compared to an operating loss of 0.3% of revenue in fiscal 2013 (11-month). The increase in our operating income was due to a decrease in goodwill impairments and restructuring charges, as well as additional operating income from an extra month of activity in fiscal 2014 (12-month) compared to fiscal 2013 (11-month).

Fiscal 2013 (11-month) Results Compared With Fiscal 2012 (11-month recast)

For purposes of this section, fiscal 2013 (11-month) represents the 11-month transition period ended February 2, 2013 and fiscal 2012 (11-month recast) represents the comparable 11-month period ended January 28, 2012.

In fiscal 2013 (11-month), we experienced comparable store sales declines in gaming, computers, televisions and digital imaging. These declines were partially offset by gains in mobile phones and tablets. The decline in gross profit rate reflects mix shifts and a price competitive environment. The increase in SG&A largely reflected increased field incentive compensation and executive retention and transition costs.

The components of the 3.6% revenue decrease in fiscal 2013 (11-month) were as follows:

Comparable store sales impact	(3.3)%
Net store changes	(0.3)%
Non-comparable sales channels(1)	(0.1)%
Impact of foreign currency exchange rate fluctuations	0.1%
Total revenue decrease	(3.6)%

(1)
Non-comparable sales reflects the impact of revenue streams not included within our comparable store sales calculation, such as certain credit card revenue, gift card breakage and sales of merchandise to wholesalers and dealers, as applicable.

Our gross profit rate decreased 0.7% of revenue in fiscal 2013 (11-month). Our Domestic and International segments contributed a rate decrease of 0.6% of revenue and 0.1% of revenue, respectively. For further discussion of each segment's gross profit rate changes, see Segment Performance Summary, below.

The SG&A rate increased 1.2% of revenue in fiscal 2013 (11-month). Our Domestic and International segments contributed a rate increase of 0.8% of revenue and 0.4% of revenue, respectively. For further discussion of each segment's SG&A rate changes, see Segment Performance Summary, below.

We recorded restructuring charges of $415 million in fiscal 2013 (11-month), which included $1 million of inventory write-downs recorded in cost of goods sold. Our Domestic segment recorded $328 million of restructuring charges, including $1 million of inventory write-downs, in fiscal 2013 (11-month), and our International segment recorded $87 million of restructuring charges in fiscal 2013 (11-month). These restructuring charges resulted in a decrease in our operating income in fiscal 2013 (11-month) of 1.0% of revenue. We recorded $43 million of restructuring charges in fiscal 2012 (11-month recast), which included $19 million of inventory write-downs recorded in cost of goods sold. Our Domestic and International segments recorded $38 million and $5 million of restructuring charges, respectively, in fiscal 2012 (11-month recast). The restructuring charges recorded in fiscal 2012 (11-month recast) resulted in a decrease in our operating income rate of 0.1% of revenue. For further discussion of each segment’s restructuring charges, see Segment Performance Summary, below.

Our operating income decreased $2.0 billion, or 106.3%, and our operating loss as a percent of revenue decreased to 0.3% of revenue in fiscal 2013 (11-month), compared to operating income of 4.6% of revenue in fiscal 2012 (11-month recast). The decrease in our operating income was due to an increase in goodwill impairments, a decrease in gross profit as a result of a decrease in revenue and a decline in the gross profit rate, an increase in restructuring charges and an increase in SG&A.

Segment Performance Summary

Domestic

The following table presents selected financial data for our Domestic segment for each of the past three fiscal years and fiscal 2012 (11-month recast) ($ in millions):

	12-Month	11-Month		12-Month
Domestic Segment Performance Summary	2014	2013	2012	2012
			(recast)
Revenue	$35,831	$33,222	$34,102	$37,596
Revenue gain (decline) %	7.9%	(2.6)%	n/a	1.4%
Comparable store sales decline %	(0.4)%	(1.7)%	(1.6)%	(1.6)%
Gross profit	$8,274	$7,789	$8,227	$9,179
Gross profit as a % of revenue	23.1%	23.4%	24.1%	24.4%
SG&A	$7,006	$6,728	$6,554	$7,191
SG&A as a % of revenue	19.6%	20.3%	19.2%	19.1%
Restructuring charges	$123	$327	$19	$24
Goodwill impairments	$—	$3	$—	$—
Operating income	$1,145	$731	$1,654	$1,964
Operating income as a % of revenue	3.2%	2.2%	4.9%	5.2%

The following table reconciles our Domestic segment stores open at the end of each of the last three fiscal years:

	Fiscal 2012	Fiscal 2013 (11-Month)			Fiscal 2014
	Total Stores at End of Fiscal Year	Stores Opened	Stores Closed	Total Stores at End of Fiscal Year	Stores Opened	Stores Closed	Total Stores at End of Fiscal Year
Best Buy	1,103	—	(47)	1,056	—	(1)	1,055
Best Buy Mobile stand-alone	305	105	(1)	409	12	(15)	406
Pacific Sales	34	—	—	34	—	(4)	30
Magnolia Audio Video	5	—	(1)	4	—	—	4
Total Domestic segment stores	1,447	105	(49)	1,503	12	(20)	1,495

Fiscal 2014 (12-month) Results Compared With Fiscal 2013 (11-month)

For purposes of this section, fiscal 2014 (12-month) represents the 12-month period ended February 1, 2014 and fiscal 2013 (11-month) represents the 11-month transition period ended February 2, 2013.

During fiscal 2014 (12-month), we made substantial progress against our Renew Blue priorities. First, we exceeded our original Renew Blue annualized cost reduction targets. Second, we made progress stabilizing our comparable store sales and operating income rate. In our Domestic segment, comparable stores sales were nearly flat for fiscal 2014 (12-month). Domestic operating income increased in fiscal 2014 (12-month); however, this was driven by LCD-related legal settlements and lower restructuring charges. Excluding these items, our operating income rate decreased primarily due to a lower gross profit rate, which was only partially offset by cost reduction initiatives and tighter expense management.

The components of the 7.9% revenue increase in the Domestic segment in fiscal 2014 (12-month) were as follows:

Extra month of revenue(1)	8.2%
Net store changes	(0.2)%
Comparable store sales impact	(0.1)%
Total revenue increase	7.9%

(1)
Represents the incremental revenue in fiscal 2014, which had 12 months of activity compared to 11 months in fiscal 2013 as a result of our fiscal year-end change. Refer to Note 2, Fiscal Year-end Change, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information.

The decrease in revenue from net store changes was primarily due to the closure of 47 large-format Best Buy branded stores in the second and third quarter of fiscal 2013 (11-month). The opening and closing of small-format Best Buy Mobile stores had a significantly smaller impact given their smaller size and limited category focus compared to our large-format stores.

The following table presents the Domestic segment's revenue mix percentages and comparable store sales percentage changes by revenue category in fiscal 2014 (12-month) and 2013 (11-month):

	Revenue Mix Summary		Comparable Store Sales Summary
	12 Months Ended	11 Months Ended	12 Months Ended	11 Months Ended
	February 1, 2014	February 2, 2013	February 1, 2014	February 2, 2013
Consumer Electronics(1)	30%	32%	(5.6)%	(8.0)%
Computing and Mobile Phones(1)	48%	45%	4.7%	7.4%
Entertainment	8%	10%	(16.3)%	(21.4)%
Appliances	7%	6%	16.7%	10.1%
Services	6%	6%	0.2%	0.8%
Other	1%	1%	n/a	n/a
Total	100%	100%	(0.4)%	(1.7)%

(1)
In fiscal 2014, e-Readers were moved from the "Consumer Electronics" revenue category to "Computing and Mobile Phones" to reflect the continued convergence of their features with tablets and other computing devices.

The following is a description of the notable comparable store sales changes in our Domestic segment by revenue category:

•
Consumer Electronics: The 5.6% comparable store sales decline was primarily due to industry declines driven by device convergence with smartphones and tablets, which has negatively impacted sales of digital imaging products, particularly compact cameras and camcorders, MP3 devices and accessories, and GPS navigation products.

•
Computing and Mobile Phones: The 4.7% comparable store sales gain primarily resulted from growth in mobile phones in the first three quarters of fiscal 2014 (12-month), which was partially due to successful promotions and an increased sales mix into higher-priced smartphones. In addition, we experienced a comparable store sales gain in computing driven by growth in the second half of fiscal 2014 (12-month) as a result of improved inventory availability.

•
Entertainment: The 16.3% comparable stores sales decline was driven primarily by weak gaming sales in the first three quarters as consumers awaited the launch of new platforms in the fourth quarter of fiscal 2014 (12-month), as well as declines in movies and music as consumers continue to shift from physical media to digital consumption.

•
Appliances: The 16.7% comparable store sales gain was a result of strong performance throughout fiscal 2014 (12-month) due to effective promotions, the addition of appliance specialists in select stores, the expansion of the small appliances category, and the positive impact of Pacific Kitchen & Home store-within-a-store concepts.

•
Services: The 0.2% comparable store sales gain was primarily due to growth in mobile phone repair services, offset by a decline in warranty services due to the prior-year benefit from a periodic profit sharing payment that was earned based on the long-term performance of our externally managed extended service plan portfolio that did not recur in fiscal 2014 (12-month).

Our Domestic segment experienced an increase in gross profit of $485 million, or 6.2%, in fiscal 2014 (12-month) compared to fiscal 2013 (11-month), driven by the extra month of activity. Excluding the extra month, gross profit declined due to a decline in the gross profit rate and lower revenue. The 0.3% of revenue decrease in the gross profit rate resulted primarily from a greater investment in price competitiveness and increased product warranty-related costs associated with higher claims frequency in mobile phones. These items were partially offset by LCD-related legal settlements, the realization of Renew Blue cost reductions and other supply chain cost containment initiatives, and the accelerated recognition of previously deferred revenue associated with our prior credit card agreement.

Our Domestic segment's SG&A increased $278 million, or 4.1%, in fiscal 2014 (12-month) compared to fiscal 2013 (11-month). Excluding the extra month of activity, SG&A decreased primarily from the realization of our Renew Blue cost reduction initiatives, tighter expense management throughout the company and, to a lesser extent, the impact of store closures in fiscal 2013 (11-month). These decreases were partially offset by Renew Blue investments, including optimization of our retail floor space and the re-platforming of and functionality enhancements to bestbuy.com. These factors also contributed to the 0.7% of revenue decline in the SG&A rate.

Our Domestic segment recorded $123 million of restructuring charges in fiscal 2014 (12-month), primarily related to employee termination benefits as a result of Renew Blue cost reduction initiatives. These restructuring charges resulted in a decrease in our operating income in fiscal 2014 (12-month) of 0.3% of revenue. In fiscal 2013 (11-month) our Domestic segment recorded restructuring charges of $328 million, which included $1 million of inventory write-downs included in cost of goods sold. The restructuring charges related to our Renew Blue and first quarter fiscal 2013 U.S. restructuring activities and consisted primarily of facility closure costs, employee termination benefits and asset impairments. These restructuring charges resulted in a decrease in our operating income in fiscal 2013 (11-month) of 1.0% of revenue. Refer to Note 6, Restructuring Charges, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information about our restructuring activities.

Our Domestic segment’s operating income increased $414 million, or 1.0% or revenue, in fiscal 2014 (12-month) compared to fiscal 2013 (11-month). Excluding the extra month of activity, operating income increased primarily due to lower SG&A expenses and a decrease in restructuring, partially offset by lower gross profit as described above.

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

The components of the 2.6% revenue decrease in the Domestic segment in fiscal 2013 (11-month) were as follows:

Comparable store sales impact	(1.6)%
Net new stores	(1.0)%
Total revenue decrease	(2.6)%

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

The following table presents the Domestic segment's revenue mix percentages and comparable store sales percentage changes by revenue category in fiscal 2013 (11-month) and 2012 (11-month recast):

	Revenue Mix Summary		Comparable Store Sales Summary
	11 Months Ended		11 Months Ended
	February 2, 2013	January 28, 2012	February 2, 2013	January 28, 2012
Consumer Electronics(1)	32%	34%	(8.0)%	(8.6)%
Computing and Mobile Phones(1)	45%	42%	7.4%	9.1%
Entertainment	10%	12%	(21.4)%	(16.0)%
Appliances	6%	5%	10.1%	10.6%
Services	6%	6%	0.8%	(0.1)%
Other	1%	1%	n/a	n/a
Total	100%	100%	(1.7)%	(1.6)%

(1)
In fiscal 2014, e-Readers were moved from the "Consumer Electronics" revenue category to "Computing and Mobile Phones" to reflect the continued convergence of their features with tablets and other computing devices.

The following is a description of the notable comparable store sales changes in our Domestic segment by revenue category:

•
Consumer Electronics: The 8.0% comparable store sales decline was primarily driven by a decrease in the sales of digital imaging products, particularly compact cameras and camcorders, partially due to convergence with smartphones. In addition, we experienced a decrease in television revenue due primarily to a decrease in average selling price from an increased sales mix of small and mid-sized televisions.

•
Computing and Mobile Phones: The 7.4% comparable store sales gain resulted primarily from increased sales of mobile phones due to an increased mix of higher-priced smartphones and new product launches, as well as increased sales of tablets and e-Readers driven by new product launches, consumer demand and continued expansion of available platforms. The strong performance from mobile phones, tablets and e-Readers was partially offset by a decline in sales of notebook and desktop computers.

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

Our Domestic segment experienced a decrease in gross profit of $438 million, or 5.3%, in fiscal 2013 (11-month) compared to fiscal 2012 (11-month recast), driven by lower revenue and a decline in the gross profit rate. The 0.7% of revenue decrease in the gross profit rate resulted primarily from the following factors:

•	increased promotional activity, notably in computing, home theater, MP3 players and movies; and

•	an increased mix of smartphones with higher average selling prices but a lower margin rate;

•	partially offset by an improvement in sales mix due to decreased sales of computing and gaming products.

Our Domestic segment's SG&A grew $174 million, or 2.7%, in fiscal 2013 (11-month) compared to fiscal 2012 (11-month recast). The increase in SG&A was driven by an increase in field incentive compensation and executive retention and transition costs, costs related to the addition of 104 net new Best Buy Mobile stand-alone stores, and increased investments in advertising and other costs to drive online sales. This increase was partially offset by lower expenses as a result of large-format store closures. The SG&A rate increased by 1.1% of revenue as a result of the deleveraging impact of the revenue decline, as well as from the aforementioned factors.

Our Domestic segment recorded $328 million of restructuring charges in fiscal 2013 (11-month), which included $1 million of inventory write-downs included in cost of goods sold. The restructuring charges related to our Renew Blue and first quarter fiscal 2013 U.S. restructuring activities and consisted primarily of facility closure costs, employee termination benefits and asset impairments. These restructuring charges resulted in a decrease in our operating income in fiscal 2013 (11-month) of 1.0% of revenue. Our Domestic segment recorded restructuring charges of $38 million, including $19 million of inventory write-downs included in cost of goods sold, in fiscal 2012 (11-month recast). The restructuring charges consisted of facility closure costs, and property and equipment impairments related to our fiscal 2012 restructuring activities, as well as inventory write-downs and facility closure costs related primarily to our fiscal 2011 restructuring activities. Refer to Note 6, Restructuring Charges, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information about our restructuring activities.

The $923 million decrease in our Domestic segment's operating income for fiscal 2013 (11-month) was principally the result of a decrease in revenue as a result of large-format store closures and a comparable store sales decline, as well as an increase in restructuring charges.

International

The following table presents selected financial data for our International segment for each of the past three fiscal years and fiscal 2012 (11-month recast) ($ in millions):

	12-Month	11-Month		12-Month
International Segment Performance Summary	2014	2013	2012	2012
			(recast)
Revenue	$6,579	$6,605	$7,209	$7,861
Revenue gain (decline) %	(0.4)%	(8.4)%	n/a	6.8%
Comparable store sales % decline	(3.1)%	(11.4)%	(1.5)%	(1.1)%
Gross profit	$1,416	$1,509	$1,681	$1,805
Gross profit as a % of revenue	21.5%	22.8%	23.3%	23.0%
SG&A	$1,385	$1,453	$1,432	$1,564
SG&A as a % of revenue	21.1%	22.0%	19.9%	19.9%
Restructuring charges	$36	$87	$5	$5
Goodwill impairments	$—	$819	$—	$—
Operating income (loss)	$(5)	$(850)	$244	$236
Operating income (loss) as a % of revenue	(0.1)%	(12.9)%	3.4%	3.0%

The following table reconciles our International segment stores open at the end of each of the last three fiscal years:

	Fiscal 2012	Fiscal 2013 (11-Month)(1)			Fiscal 2014
	Total Stores at End of Fiscal Year	Stores Opened	Stores Closed	Total Stores at End of Fiscal Year	Stores Opened	Stores Closed	Total Stores at End of Fiscal Year
Canada
Future Shop	149	—	(9)	140	—	(3)	137
Best Buy	77	2	(7)	72	—	—	72
Best Buy Mobile stand-alone	30	19	—	49	7	—	56
China
Five Star	204	12	(5)	211	2	(24)	189
Mexico
Best Buy	8	6	—	14	3	—	17
Express	—	1	—	1	1	—	2
Total International segment stores	468	40	(21)	487	13	(27)	473

(1)	Fiscal 2013 (11-month) includes store opening and closing activity for the month of January for China and Mexico.

Fiscal 2014 (12-month) Results Compared With Fiscal 2013 (11-month)

For purposes of this section, fiscal 2014 (12-month) represents the 12-month period ended February 1, 2014 and fiscal 2013 (11-month) represents the 11-month transition period ended February 2, 2013.

In fiscal 2014 (12-month), we experienced differing comparable store sales in the various geographies in our International segment. In Canada, we experienced a comparable store sales decline, as sales were negatively impacted by lower industry demand for consumer electronics. In China, we experienced a comparable store sales gain primarily due to a government subsidy program that ended in May 2013, which positively impacted appliance sales, partially offset by increased competition from online competitors putting pressure on prices across most product categories. We also started to implement our Renew Blue initiatives in our International segment in fiscal 2014 (12-month). While our International segment continues to experience revenue and gross profit challenges, we have made progress in stabilizing comparable store sales and reducing SG&A expenses. Increased promotional activity and a higher mix of lower-margin products in Canada contributed to a decline in our gross profit rate. The SG&A rate decline was primarily driven by Renew Blue cost reductions and tighter expense management in Canada, and the elimination of expenses associated with previously closed stores in Canada and China.

The components of the International segment's 0.4% revenue decrease in fiscal 2014 (12-month) were as follows:

Extra month of revenue(1)	7.4%
Comparable store sales impact	(2.8)%
Net store changes	(2.4)%
Impact of foreign currency exchange rate fluctuations	(2.4)%
Non-comparable sales(2)	(0.2)%
Total revenue decrease	(0.4)%

(1)
Represents the incremental revenue in fiscal 2014, which had 12 months of activity compared to 11 months in fiscal 2013 as a result of our fiscal year-end change. Refer to Note 2, Fiscal Year-end Change, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information.

(2)
Non-comparable sales reflects the impact of revenue streams not included within our comparable store sales calculation, such as certain credit card revenue, gift card breakage and sales of merchandise to wholesalers and dealers, as applicable.

The closure of large-format stores in Canada at the end of fiscal 2013 (11-month), as well as large-format Five Star store closures in China over the past 12 months, contributed to the majority of the decrease in revenue associated with net store changes in our International segment in fiscal 2014 (12-month). The addition of large-format stores in Mexico and small-format Best Buy Mobile stand-alone stores in Canada partially offset these decreases.

The following table presents the International segment's revenue mix percentages and comparable store sales percentage changes by revenue category in fiscal 2014 (12-month) and 2013 (11-month):

	Revenue Mix Summary		Comparable Store Sales Summary
	12 Months Ended	11 Months Ended	12 Months Ended	11 Months Ended
	February 1, 2014	February 2, 2013	February 1, 2014	February 2, 2013
Consumer Electronics(1)	28%	31%	(9.4)%	(16.4)%
Computing and Mobile Phones(1)	40%	39%	(1.7)%	(4.3)%
Entertainment	7%	8%	(9.3)%	(17.4)%
Appliances	20%	17%	8.4%	(15.1)%
Services	5%	5%	(5.3)%	(10.0)%
Other	<1%	<1%	n/a	n/a
Total	100%	100%	(3.1)%	(11.4)%

(1)
In fiscal 2014, e-Readers were moved from the "Consumer Electronics" revenue category to "Computing and Mobile Phones" to reflect the continued convergence of their features with tablets and other computing devices.

The following is a description of the notable comparable store sales changes in our International segment by revenue category:

•
Consumer Electronics: The 9.4% comparable store sales decline was driven primarily by a decrease in sales of televisions, digital imaging products, and MP3 devices and accessories. The declines in digital imaging products and MP3 devices and accessories were a result of device convergence, similar to trends seen in the Domestic segment.

•	Computing and Mobile Phones: The 1.7% comparable store sales decline was caused primarily by a decrease in sales of computers and computer accessories, partially offset by increased tablet sales.

•
Entertainment: The 9.3% comparable store sales decline, principally in Canada, reflected a decrease in sales of movies due to a lack of new releases and weak gaming sales in the first three quarters, as consumers awaited the launch of new platforms in the fourth quarter of fiscal 2014 (12-month).

•	Appliances: The 8.4% comparable store sales gain was primarily due to effective promotional offers and an increase in sales of air conditioners in China helped by periods of unseasonably warm weather.

•
Services: The 5.3% comparable store sales decline was primarily due to a decrease in sales of extended warranties in Canada driven by the overall comparable store sales decline and a change in product mix, particularly in televisions.

Our International segment experienced a gross profit decline of $93 million, or 6.2%, in fiscal 2014 (12-month), driven primarily by revenue declines in Canada and China and a decrease in the gross profit rate, which were partially offset by an extra month of activity. The 1.3% of revenue decrease in the gross profit rate was driven by increased promotional activity and an increased mix of lower-margin products, primarily in Canada.

Our International segment's SG&A decreased $68 million, or 4.7%, in fiscal 2014 (12-month) due to savings from previous store closures in Canada and China and Renew Blue cost reduction initiatives, partially offset by an extra month of activity. The SG&A rate also decreased by 0.9% of revenue as a result of the aforementioned factors.

Our International segment recorded $36 million and $87 million of restructuring charges in fiscal 2014 (12-month) and 2013 (11-month), respectively. The fiscal 2014 (12-month) restructuring charges primarily related to employee termination benefits as a result of Renew Blue cost reduction initiatives. The restructuring charges in fiscal 2013 (11-month) also related to our Renew Blue initiatives and consisted of facility closure costs, property and equipment impairments, and employee termination benefits. These restructuring charges resulted in a decrease in our operating income in fiscal 2014 (12-month) and fiscal 2013 (11-month) of 0.5% of revenue and 1.3% of revenue, respectively. Refer to Note 6, Restructuring Charges, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information about our restructuring activities.

During fiscal 2014 (12-month), we recorded no goodwill impairment charges compared to $819 million in fiscal 2013 (11-month). Refer to Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information about the fiscal 2013 (11-month) goodwill impairment.

The decrease in the International segment's operating loss in fiscal 2014 (12-month) was primarily due to the decreased goodwill impairment and restructuring charges, partially offset by a decrease in gross profit.

Fiscal 2013 (11-month) Results Compared With Fiscal 2012 (11-month recast)

For purposes of this section, fiscal 2013 (11-month) represents the 11-month transition period ended February 2, 2013 and fiscal 2012 (11-month recast) represents the comparable 11-month period ended January 28, 2012.

We experienced a comparable store sales decline in our International segment. In Canada, comparable store sales declines were the result of overall industry softness leading to declines in televisions, computers and gaming, which were partially offset by increased sales of mobile phones and tablets. In China, increased competition from online competitors pressured prices across most product categories, while the end of certain government stimulus programs in December 2011 continued to have a negative impact on appliances. The combination of lower sales in Canada and China, as well as a decrease in the gross profit rate due to greater promotional activity, resulted in lower gross profit and operating income in our International segment.

The components of the International segment's 8.4% revenue decrease in fiscal 2013 (11-month) were as follows:

Comparable store sales impact	(11.0)%
Non-comparable sales(1)	(0.5)%
Net store changes	2.7%
Impact of foreign currency exchange rate fluctuations	0.4%
Total revenue decrease	(8.4)%

(1)
Non-comparable sales reflects the impact of revenue streams not included within our comparable store sales calculation, such as certain credit card revenue, gift card breakage and sales of merchandise to wholesalers and dealers, as applicable.

The addition of 20 large-format stores throughout the International segment in fiscal 2013 (11-month) (Five Star, Best Buy Mexico and Best Buy Canada) contributed to the majority of the change in revenue associated with net new stores. The impact of the closure of 21 large-format stores in the International segment (Future Shop, Best Buy Canada and Five Star) had minimal impact on revenue, as the majority of the closures occurred late in the fourth quarter. The addition of 20 small-format stores, including 19 new small-format Best Buy Mobile stand-alone stores in Canada, had a significantly smaller impact on the overall revenue change given their smaller square footage compared to our large-format stores.

The following table presents the International segment's revenue mix percentages and comparable store sales percentage changes by revenue category in fiscal 2013 (11-month) and 2012 (11-month recast):

	Revenue Mix Summary		Comparable Store Sales Summary
	11 Months Ended		11 Months Ended
	February 2, 2013	January 28, 2012	February 2, 2013	January 28, 2012
Consumer Electronics(1)	31%	33%	(16.4)%	(7.8)%
Computing and Mobile Phones(1)	39%	37%	(4.3)%	7.2%
Entertainment	8%	8%	(17.4)%	(13.4)%
Appliances	17%	17%	(15.1)%	2.9%
Services	5%	5%	(10.0)%	(6.4)%
Other	<1%	<1%	n/a	n/a
Total	100%	100%	(11.4)%	(1.5)%

(1)
In fiscal 2014, e-Readers were moved from the "Consumer Electronics" revenue category to "Computing and Mobile Phones" to reflect the continued convergence of their features with tablets and other computing devices.

The following is a description of the notable comparable store sales changes in our International segment by revenue category:

•
Consumer Electronics: The 16.4% comparable store sales decline was driven primarily by decreases in sales of televisions, MP3 devices and digital imaging products, primarily in Canada, as a result of industry softness and device convergence similar to that experienced within our Domestic segment.

•
Computing and Mobile Phones: The 4.3% comparable store sales decline was caused primarily from a decline in sales of notebook and desktop computers. These declines were partially offset by an increase in sales of mobile phones and tablets in Canada.

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

•	Services: The 10.0% comparable store sales decline was primarily due to a decrease in services in Canada.

Our International segment experienced a gross profit decline of $172 million, or 10.2%, in fiscal 2013 (11-month), driven primarily by revenue declines in Canada and China and a gross profit rate decline in Canada. The 0.5% of revenue decrease in the gross profit rate was due to special vendor-driven promotions in fiscal 2012 (11-month recast) that were not repeated in fiscal 2013 (11-month), especially on televisions in Canada.

Our International segment's SG&A increased $21 million, or 1.5%, in fiscal 2013 (11-month). The increase in SG&A was driven by increased store asset impairments, partially offset by lower spending in Canada. The deleveraging impact of negative comparable store sales in Five Star and Canada contributed to the SG&A rate increase.

Our International segment recorded $87 million and $5 million of restructuring charges in fiscal 2013 (11-month) and 2012 (11-month recast), respectively. The restructuring charges in fiscal 2013 (11-month) related to our Renew Blue restructuring activities and consisted of facility closure costs, employee termination benefits, and property and equipment impairments. The fiscal 2012 (11-month recast) charges related to our fiscal 2012 restructuring program and consisted of property and equipment impairments. The restructuring charges resulted in a decrease in our operating income in fiscal 2013 (11-month) of 1.3% of revenue. Refer to Note 6, Restructuring Charges, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information about our restructuring activities.

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

The International segment's operating loss in fiscal 2013 (11-month) compared to operating income in fiscal 2012 (11-month recast) was primarily due to the goodwill impairment. In addition, the decrease in revenue, combined with the decline in the gross profit rate and the increase in restructuring charges, contributed to the decrease compared to the prior-year period.

Additional Consolidated Results

Other Income (Expense)

In fiscal 2014 (12-month), we recognized a gain of $20 million in connection with the exercise of a warrant and the sale of cost-based investments. In fiscal 2012 (11-month recast), we sold our shares of common stock in TalkTalk Telecom Group PLC and Carphone Warehouse Group plc for $112 million and recorded a pre-tax gain of $55 million related to the sale.

In fiscal 2014 (12-month), our investment income and other was $27 million, compared to $20 million in fiscal 2013 (11-month). The increase in fiscal 2014 (12-month) was primarily due to higher average cash and cash equivalents and short-term investments balances. In fiscal 2013 (11-month), our investment income and other was $20 million, compared to $23 million in fiscal 2012 (11-month recast). The decrease in fiscal 2013 (11-month) was primarily due to a lower average cash and cash equivalents balance, partially offset by a higher weighted average interest rate on cash balances.

Interest expense was $100 million in fiscal 2014 (12-month), compared to $99 million in fiscal 2013 (11-month). The relatively flat interest expense was the result of an extra month of expense in fiscal 2014 (12-month), offset by a decrease in interest expense as a result of replacing our previous 2013 Notes that bore interest at 6.75% with 2018 Notes that bear interest at 5.00%. Interest expense was $99 million in fiscal 2013 (11-month), compared to $101 million in fiscal 2012 (11-month recast). The reduction in interest expense from the repayment of our convertible debt in January 2012 was offset by an increase in interest expense on our $1 billion of long-term debt securities that remained outstanding for all 11 months in fiscal 2013 (11-month), compared to 9 months in fiscal 2012 (11-month recast).

Effective Income Tax Rate

Our effective income tax rate ("ETR") was 36.7% in fiscal 2014 (12-month), compared to (135.8)% in fiscal 2013 (11-month). Excluding the impact of the goodwill impairments (which are not tax deductible), the ETR would have been 43.1% in fiscal 2013 (11-month). The ETR in fiscal 2014 (12-month) was lower than in fiscal 2013 (11-month), excluding the goodwill impairments, as fiscal 2013 (11-month) was higher than normal as a result of decreased tax benefits from foreign operations, which were due primarily to a decrease in foreign earnings and a valuation allowance on U.S. federal foreign tax credits.

Our ETR was (135.8)% in fiscal 2013 (11-month) (43.1% excluding the impact of goodwill impairments), compared to 35.1% in fiscal 2012 (11-month recast). The ETR in fiscal 2013 (11-month), excluding goodwill impairments, was higher than fiscal 2012 (11-month recast) due to the previously discussed decrease in tax benefits from foreign operations.

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

Discontinued Operations

Discontinued operations consists of our large-format Best Buy branded stores in China and Turkey and Best Buy Europe in our International segment, as well as Napster and mindSHIFT in our Domestic segment.

The loss from discontinued operations in fiscal 2014 (12-month) compared to a gain from discontinued operations in fiscal 2013 (11-month) was primarily due to the impairment of our investment in Best Buy Europe, as well as the loss on the sale of mindSHIFT in fiscal 2014 (12-month).

The gain from discontinued operations in fiscal 2013 (11-month) compared to a loss from discontinued operations in fiscal 2012 (11-month recast) was primarily due to the non-cash impairment charge of $1.2 billion to write-off the goodwill related to our Best Buy Europe reporting unit in fiscal 2012 (11-month recast) and the U.K. large-format stores and Napster having been largely inactive during fiscal 2013 (11-month), whereas they were still operating during fiscal 2012 (11-month recast). In addition, we recognized a benefit from positive adjustments to estimated facility closure costs associated with the closure of our Best Buy branded stores in the U.K. in fiscal 2013 (11-month).

Net Earnings (Loss) from Discontinued Operations Attributable to Noncontrolling Interests

The decrease in net earnings (loss) from discontinued operations attributable to noncontrolling interests in fiscal 2014 (12-month) compared to fiscal 2013 (11-month) was due to a net loss in fiscal 2014 (12-month) in Best Buy Europe compared to net earnings in fiscal 2013 (11-month).

The decrease in net earnings (loss) from discontinued operations attributable to noncontrolling interests in fiscal 2013 (11-month) compared to fiscal 2012 (11-month recast) was due to the Mobile buy-out in the fourth quarter of fiscal 2012 (11-month recast). As a result of the Mobile buy-out, CPW was no longer entitled to a portion of the profit share payments to Best Buy Europe, our subsidiary included in discontinued operations in which CPW previously held a 50% noncontrolling interest. In addition, net earnings (loss) from discontinued operations attributable to noncontrolling interests also decreased due to a decline in net earnings of Best Buy Europe.

Refer to Note 3, Profit Share Buy-Out, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information about the Mobile buy-out.

Impact of Inflation and Changing Prices

Highly competitive market conditions and the general economic environment minimized inflation's impact on the selling prices of our products and services, and on our expenses. In addition, price deflation and the continued commoditization of certain technology products limited our ability to increase our gross profit rate.

Non-GAAP Financial Measures

The periods used for analysis of non-GAAP financial performance represent the periods that management used internally to assess performance in fiscal 2014 and fiscal 2013. As a result of the change in our fiscal year in fiscal 2013, some of the periods included in this section of our MD&A differ from the audited periods included in our Consolidated Statements of Earnings, and as such, these periods are also different than those analyzed within the Results of Operations section of the MD&A.

The following table reconciles operating income, net earnings, and diluted earnings per share for the periods presented from continuing operations (GAAP financial measures) to adjusted operating income, adjusted net earnings, and adjusted diluted earnings per share from continuing operations (non-GAAP financial measures) for the periods presented ($ in millions, except per share amounts).

	12-Month(1)
	2014	2013	2012
		(recast)	(recast)
Operating income	$1,140	$169	$2,095
Restructuring charges – cost of goods sold	—	1	19
Net LCD settlements(2)	(229)	—	—
Best Buy Europe transaction costs	—	—	12
Non-restructuring asset impairments	101	60	11
Restructuring charges	159	420	27
Goodwill impairments	—	822	—
Adjusted operating income	$1,171	$1,472	$2,164

Net earnings (loss) from continuing operations	$687	$(271)	$1,344
After-tax impact of restructuring charges – cost of goods sold	—	1	12
After-tax impact of net LCD settlements(2)	(142)	—	—
After-tax impact of Best Buy Europe transaction costs	—	—	8
After-tax impact of non-restructuring asset impairments	67	41	8
After-tax impact of restructuring charges	104	271	16
After-tax impact of goodwill impairments	—	821	—
After-tax impact of gain on sale of investments	(12)	—	(48)
Income tax impact of Best Buy Europe sale(3)	18	—	—
Adjusted net earnings from continuing operations	$722	$863	$1,340

Diluted earnings (loss) per share from continuing operations	$1.98	$(0.80)	$3.55
Per share impact of restructuring charges – cost of goods sold	—	—	0.03
Per share impact of net LCD settlements(2)	(0.41)	—	—
Per share impact of Best Buy Europe transaction costs	—	—	0.02
Per share impact of non-restructuring asset impairments	0.19	0.12	0.02
Per share impact of restructuring charges	0.30	0.80	0.05
Per share impact of goodwill impairments	—	2.42	—
Per share impact of gain on sale of investments	(0.04)	—	(0.13)
Per share impact of income tax impact of Best Buy Europe sale(3)	0.05	—	—
Adjusted diluted earnings per share from continuing operations	$2.07	$2.54	$3.54

(1)
The 12-month periods represent: the 12-months ended February 1, 2014 ("2014"); the recast 12-months ended February 2, 2013 ("2013"); and the recast 12-months ended January 28, 2012 ("2012"). 2014 and 2012 included 52 weeks, while 2013 included 53 weeks.

(2)
Represents gross LCD settlement proceeds recorded in cost of goods sold less associated legal costs recorded in selling, general and administrative expenses for settlements reached in the second quarter of fiscal 2014. Settlements reached prior to the second quarter of fiscal 2014 are not included. See Note 13, Contingencies and Commitments, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for additional information.

(3)	Represents the tax impact of the Best Buy Europe sale and resulting required tax allocation between continuing and discontinued operations.

Adjusted operating income decreased $301 million in 2014 compared to 2013, and adjusted operating income as a percent of revenue decreased to 2.8%. The decrease in operating income was primarily driven by the extra week of operations in 2013 and a decrease in the gross profit rate (adjusted to exclude LCD-related legal settlements in the second quarter of 2014). This decrease was partially offset by lower SG&A spending due to the realization of Renew Blue cost reduction initiatives and tighter expense management in both the Domestic and International segments. These same factors contributed to the year-over-year decreases in adjusted net earnings from continuing operations and adjusted diluted earnings per share from continuing operations in 2014 compared to the prior-year period.

Adjusted operating income decreased $692 million in 2013 compared to 2012, and adjusted operating income as a percent of revenue decreased to 3.4%. The decrease in operating income was primarily driven by a decrease in revenue due to Domestic store closures in 2013, a decrease in the gross profit rate and an increase in SG&A spending, primarily in our Domestic segment, due to increases in field incentive compensation and executive retention and transition costs. These factors were partially offset by the extra week of operations in 2013. These same factors contributed to the year-over-year decreases in adjusted net earnings from continuing operations and adjusted diluted earnings per share from continuing operations in 2013 compared to the prior-year period.

Liquidity and Capital Resources

Summary

We closely manage our liquidity and capital resources. Our liquidity requirements depend on key variables, including the level of investment to support our Renew Blue priorities, discretionary SG&A spending, capital expenditures, credit facilities and short-term borrowing arrangements, and working capital management. Capital expenditures are a component of our cash flow and capital management strategy which, to a large extent, we can adjust in response to economic and other changes in our business environment. We have a disciplined approach to capital allocation, which focuses on investing in key priorities that support our Renew Blue transformation.

We ended fiscal 2014 (12-month) with $2.7 billion of cash and cash equivalents, compared to $1.8 billion at the end of fiscal 2013 (11-month). The increase in cash and cash equivalents was due primarily to cash provided by operations and cash from the sale of Best Buy Europe and mindSHIFT, partially offset by cash used for capital expenditures and the payment of dividends. Working capital, the excess of current assets over current liabilities, was $3.0 billion at the end of fiscal 2014 (12-month), an increase from $1.2 billion at the end of fiscal 2013 (11-month). Operating cash flow decreased $360 million to $1.1 billion in fiscal 2014 (12-month) compared to fiscal 2013 (11-month) and capital expenditures decreased $158 million compared to the prior-year period.

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for each of the past three fiscal years and fiscal 2012 (11-month recast) ($ in millions):

	12-Month	11-Month		12-Month
	2014	2013	2012	2012
			(recast)
Total cash provided by (used in):
Operating activities	$1,094	$1,454	$3,097	$3,293
Investing activities	(517)	(538)	(647)	(724)
Financing activities	319	(211)	(2,141)	(2,478)
Effect of exchange rate changes on cash	(44)	(4)	(6)	5
Increase in cash and cash equivalents	$852	$701	$303	$96

Operating Activities

The decrease in cash provided by operating activities in fiscal 2014 (12-month) compared to fiscal 2013 (11-month) was primarily due to increased cash outflows for accounts payable, partially offset by improved inventory management and increased cash inflow from receivables.

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

Investing Activities

The decrease in cash used in investing activities in fiscal 2014 (12-month) compared to fiscal 2013 (11-month) was primarily due to lower capital expenditures and proceeds from the disposition of mindSHIFT, partially offset by purchases of short-term investments in fiscal 2014 (12-month).

The decrease in cash used in investing activities in fiscal 2013 (11-month) compared to fiscal 2012 (11-month recast) was primarily due to a reduction in cash used for acquisitions of businesses in fiscal 2013 (11-month), offset partially by a decrease in cash received from the sale of investments.

Financing Activities

The increase in cash provided by financing activities in fiscal 2014 (12-month) compared to fiscal 2013 (11-month) was primarily due to increased borrowing, increased proceeds from the issuance of common stock, primarily from the exercise of employee stock options, and the lack of share repurchases in fiscal 2014 (12-month).

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

We have a $500 million 364-day senior unsecured revolving credit facility (the "364-Day Facility Agreement") and a $1.5 billion five-year senior unsecured revolving credit facility (the "Five-Year Facility Agreement") (collectively the "Agreements") with a syndicate of banks. The 364-Day Facility Agreement expires in June 2014 and the Five-Year Facility Agreement expires in October 2016. At March 24, 2014, we had no borrowings outstanding under the Agreements.

We have $162 million available (based on the exchange rates in effect as of the end of fiscal 2014 (12-month)) under unsecured revolving demand facilities related to our International segment operations. There were no borrowings outstanding at February 1, 2014. Refer to Note 7, Debt, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information about our credit facilities.

Our ability to access our revolving credit facilities, under the Agreements, is subject to our compliance with the terms and conditions of such facilities, including financial covenants. The financial covenants require us to maintain certain financial ratios. At February 1, 2014, we were in compliance with all such financial covenants. If an event of default were to occur with respect to any of our other debt, it would likely constitute an event of default under our facilities as well.

An interest coverage ratio represents the ratio of pre-tax earnings before fixed charges (interest expense and the interest portion of rent expense) to fixed charges. Our interest coverage ratio, calculated as reported in Exhibit No. 12.1 of this Annual Report on Form 10-K, was 3.86 and 0.45 in fiscal 2014 (12-month) and 2013 (11-month), respectively.

Our credit ratings and outlooks at March 24, 2014, are summarized below. On September 4, 2013, Fitch Ratings Ltd. ("Fitch") reaffirmed its BB- long-term credit rating and changed its outlook from Negative to Stable. On August 21, 2013, Standard & Poor's Ratings Services (“Standard & Poor's") reaffirmed its BB long-term credit rating and changed its outlook from Negative to Stable. On May 28, 2013, Moody's Investors Service, Inc. ("Moody's") reaffirmed its Baa2 long-term credit rating and changed its outlook from Developing to Negative.

Rating Agency	Rating	Outlook
Standard & Poor's	BB	Stable
Moody's	Baa2	Negative
Fitch	BB-	Stable

Credit rating agencies review their ratings periodically and, therefore, the credit rating assigned to us by each agency may be subject to revision at any time. Accordingly, we are not able to predict whether our current credit ratings will remain as disclosed above. Factors that can affect our credit ratings include changes in our operating performance, the economic environment, conditions in the retail and consumer electronics industries, our financial position and changes in our business strategy. If further changes in our credit ratings were to occur, they could impact, among other things, interest costs for certain of our credit facilities, our future borrowing costs, access to capital markets, vendor financing terms and future new-store leasing costs.

Restricted Cash

Our liquidity is also affected by restricted cash balances that are pledged as collateral or restricted to use for vendor payables, general liability insurance, workers' compensation insurance, and customer warranty and insurance programs. Restricted cash and cash equivalents, which are included in other current assets, were $308 million and $363 million at February 1, 2014, and February 2, 2013, respectively. The decrease in restricted cash and cash equivalents was primarily due to the sale of our 50% interest in Best Buy Europe.

Capital Expenditures

Our capital expenditures typically include investments in new stores, store remodeling, store relocations and expansions, distribution facilities and information technology enhancements. During fiscal 2014 (12-month), we invested $487 million (excluding Best Buy Europe) in property and equipment, primarily related to upgrading our information technology systems and capabilities, and store-related projects.

The following table presents our capital expenditures for each of the past three fiscal years and fiscal 2012 (11-month recast) ($ in millions):

	12-Month	11-Month		12-Month
	2014	2013	2012	2012
			(recast)
New stores	$9	$52	$107	$107
Store-related projects(1)	115	149	158	165
Information technology(2)	353	331	274	319
Other	10	51	9	11
Total capital expenditures(3)(4)	$487	$583	$548	$602

(1)	Includes store remodels and various merchandising projects.

(2)	Includes e-commerce projects.

(3)
Excludes $60 million, $122 million, $161 million and $164 million for fiscal 2014 (12-month), 2013 (11-month), 2012 (11-month recast) and 2012 (12-month), respectively, related to Best Buy Europe, which was sold on June 26, 2013.

(4)
Total capital expenditures exclude non-cash capital expenditures of $13 million, $29 million, $13 million and $18 million for fiscal 2014 (12-month), 2013 (11-month), 2012 (11-month recast) and 2012 (12-month), respectively. Non-cash capital expenditures are comprised of capitalized leases, as well as additions to property and equipment included in accounts payable.

Refer to Note 13, Contingencies and Commitments, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information regarding our significant commitments for capital expenditures at February 1, 2014.

Debt and Capital

We have $350 million principal amount of notes due March 15, 2016 (the “2016 Notes”), $500 million principal amount of notes due August 2, 2018 (the “2018 Notes”) and $650 million principal amount of notes due March 15, 2021 (the “2021 Notes”). Refer to Note 7, Debt, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information about our 2016 Notes, 2018 Notes and 2021 Notes.

Other

At February 1, 2014 and February 2, 2013, we had $95 million and $122 million, respectively, outstanding under financing lease obligations.

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

In fiscal 2014 (12-month), we did not repurchase or retire any shares. We repurchased and retired 6.3 million shares at a cost of $122 million in fiscal 2013 (11-month). In fiscal 2012 (12-month), we repurchased and retired 54.6 million shares at a cost of $1.5 billion. At the end of fiscal 2014 (12-month), $4.0 billion of the $5.0 billion share repurchase program authorized by our Board in June 2011 was available for future share repurchases. Repurchased shares have been retired and constitute authorized but unissued shares.

In fiscal 2004, our Board initiated the payment of a regular quarterly cash dividend on our common stock. A quarterly cash dividend has been paid in each subsequent quarter. The payment of cash dividends is subject to customary legal and contractual restrictions. During fiscal 2014 (12-month), we made four cash dividend payments totaling $0.68 per share, or $233 million in the aggregate.

Other Financial Measures

Our debt to earnings ratio was 2.4 as of February 1, 2014, compared to (6.3) as of February 2, 2013, due primarily to net earnings in the 12 months ended February 1, 2014, compared to a net loss in the comparable period ended February 2, 2013. Our adjusted debt to EBITDAR ratio, which includes capitalized operating lease obligations in its calculation, was 3.3 and 2.9 as of February 1, 2014 and February 2, 2013, respectively. The ratio increased as a decrease in EBITDAR was only partially offset by a decrease in capitalized operating lease obligations.

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

The following table presents a reconciliation of our debt to net earnings ratio to our adjusted debt to EBITDAR ratio ($ in millions):

	2014(1)	2013(1)
Debt (including current portion)(2)	$1,657	$1,694
Capitalized operating lease obligations (8 times rental expense)(3)	7,484	7,664
Adjusted debt	$9,141	$9,358

Net earnings (loss) from continuing operations including noncontrolling interests(4)	$689	$(270)
Goodwill impairment	—	822
Interest expense, net	53	90
Income tax expense	398	349
Depreciation and amortization expense(5)	692	1,235
Rental expense	935	958
EBITDAR	$2,767	$3,184

Debt to net earnings ratio	2.4	(6.3)
Adjusted debt to EBITDAR ratio	3.3	2.9

(1)
Debt is reflected as of the balance sheet dates for each of the respective fiscal periods, while rental expense and the other components of EBITDAR represent activity for the 12 months ended February 1, 2014 and February 2, 2013.

(2)
Excludes debt related to our Best Buy Europe operations. As described in Note 4, Discontinued Operations, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, we sold our interest in Best Buy Europe on June 26, 2013.

(3)
The multiple of eight times annual rental expense in the calculation of our capitalized operating lease obligations is the multiple used for the retail sector by one of the nationally recognized credit rating agencies that rate our creditworthiness, and we consider it to be an appropriate multiple for our lease portfolio.

(4)
We utilize net earnings including noncontrolling interests within our calculation; as such, net earnings and related cash flows attributable to noncontrolling interests are available to service our debt and operating lease commitments.

(5)
Depreciation and amortization expense includes impairments of fixed assets, investments and intangible assets (including impairments associated with our fiscal restructuring activities) and excludes LCD-related legal settlements that occurred in the second quarter of fiscal 2014.

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

The following table presents information regarding our contractual obligations by fiscal year ($ in millions):

		Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt obligations	$1,499	$—	$350	$500	$649
Capital lease obligations	63	23	23	4	13
Financing lease obligations	95	22	37	21	15
Interest payments	428	86	151	113	78
Operating lease obligations(1)	5,033	1,027	1,738	1,152	1,116
Purchase obligations(2)	2,273	1,416	659	125	73
Unrecognized tax benefits(3)	370
Deferred compensation(4)	54
Total	$9,815	$2,574	$2,958	$1,915	$1,944
Note: For additional information refer to Note 7, Debt; Note 9, Leases; Note 11, Income Taxes; and Note 13, Contingencies and Commitments, in the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

(1)
Operating lease obligations do not include payments to landlords covering real estate taxes and common area maintenance. These charges, if included, would increase total operating lease obligations by $1.5 billion at February 1, 2014.

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

(4)
Included in Long-term liabilities on our Consolidated Balance Sheet at February 1, 2014, was a $54 million obligation for deferred compensation. As the specific payment dates for the deferred compensation are unknown, the related balances have not been reflected in the "Payments Due by Period" section of the table.

Additionally, we have $2.2 billion in undrawn capacity on our credit facilities at February 1, 2014, which if drawn upon, would be included as short-term debt in our Consolidated Balance Sheets.

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

We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our markdowns. However, if estimates regarding consumer demand are inaccurate or changes in technology affect demand for certain products in an unforeseen manner, we may be exposed to losses or gains that could be material. A 10% change in our markdown reserve percentage at February 1, 2014, would have affected net earnings by approximately $7 million in fiscal 2014.

Inventory loss adjustments reflect anticipated physical inventory losses (e.g., theft) that have occurred since the last physical inventory based on a percentage of net sales. Inventory loss adjustments involve uncertainty because the calculations require management to make assumptions and to apply judgment regarding a number of factors, including historical results, expectations of future inventory loss and current inventory loss trends. Our inventory loss estimate is verified by ongoing physical inventory counts. Historically, our annual physical inventory count results have shown our estimates to be reliable.

We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our inventory loss adjustment. However, if our estimates regarding physical inventory losses are inaccurate, we may be exposed to losses or gains that could be material. A 10% change in our physical inventory loss percentage at February 1, 2014, would have affected net earnings by approximately $6 million in fiscal 2014.

Vendor Allowances

We receive allowances from certain vendors through a variety of programs and arrangements intended to offset our costs of promoting and selling merchandise inventories. Receipt-based funds represent one form of our vendor allowances. Receipt-based funds are generally determined at an agreed percentage of purchases and are initially deferred and recorded as a reduction of merchandise inventories. The deferred amounts are then included as a reduction of cost of goods sold when the related product is sold. We estimate the amount of vendor funding to be deferred and recorded as a reduction of inventory at the end of each period, based on detailed analysis of inventory turns and applicable vendor funding rates.

We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our vendor funding deferral. However, if actual results are not consistent with the assumptions and estimates used, we may be exposed to additional adjustments that could materially, either positively or negatively, impact our gross profit rate and inventory. A 10% difference in our vendor funding deferral at February 1, 2014, would have affected net earnings by approximately $17 million in fiscal 2014.

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

Our impairment loss calculations include uncertainty because they require management to make assumptions and to apply judgment to estimate future cash flows and asset fair values, including estimating useful lives of the assets and selecting the discount rate that reflects the risk inherent in future cash flows. If actual results are not consistent with our estimates and assumptions used in estimating future cash flows and asset fair values, we may be exposed to losses that could be material. We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate long-lived asset impairment losses.

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

The carrying value of goodwill at February 1, 2014, was $425 million, which all related to our U.S. reporting unit. In fiscal 2014, we determined that the excess of fair value over carrying value was substantial. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to test for impairment losses on goodwill. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to an impairment charge that could be material.

Tax Contingencies

Our income tax returns, like those of most companies, are periodically audited by domestic and foreign tax authorities. These audits include questions regarding our tax filing positions, including the timing and amount of deductions and the allocation of income among various tax jurisdictions. At any one time, multiple tax years are subject to audit by the various tax authorities. In evaluating the exposures associated with our various tax filing positions, we may record a liability for such exposures. A number of years may elapse before a particular matter, for which we have established a liability, is audited and fully resolved or clarified. We adjust our liability for unrecognized tax benefits and income tax provisions in the period in which an uncertain tax position is effectively settled, the statute of limitations expires for the relevant taxing authority to examine the tax position or when more information becomes available.

Our liability for unrecognized tax benefits contains uncertainties because management is required to make assumptions and apply judgment to estimate the exposures associated with our various filing positions.

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

We sell gift cards to customers in our retail stores, through our websites and through selected third parties. A liability is initially established for the value of the gift card. We recognize revenue from gift cards when: (i) the card is redeemed by the customer, or (ii) the likelihood of the gift card being redeemed by the customer is remote (“gift card breakage”). We determine our gift card breakage rate based upon historical redemption patterns, which show that after 24 months, we can determine the portion of the liability for which redemption is remote.

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

Our estimate of the amount and timing of redemptions of gift cards and certificates is based primarily on historical transaction experience, and our estimate of the services consumed under service contracts is based on historical usage rates. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to recognize revenue for our gift cards, customer loyalty programs or service contracts. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material.

A 10% change in our gift card breakage rate at February 1, 2014, would have affected net earnings by approximately $25 million in fiscal 2014.

A 10% change in our customer loyalty program redemption rate at February 1, 2014, would have affected net earnings by approximately $12 million in fiscal 2014.

We also sell service contracts for technical support, maintenance and other programs. Revenue on service contracts is deferred at the time of purchase and recognized either (i) ratably over the term of the contract, or (ii) under a utilization model based on the percentage of services consumed during the contract term compared with the total estimated services to be provided over the entire contract.

A 10% change in our deferred revenue balance related to service contracts at February 1, 2014, would have affected net earnings by approximately $9 million in fiscal 2014.

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

The liability recorded for location closures involves uncertainty because management is required to make assumptions and to apply judgment to estimate the duration of future vacancy periods, the amount and timing of future settlement payments and the amount and timing of potential sublease rental income. When making these assumptions, management considers a number of factors, including historical experience, the location and condition of the property, the terms of the underlying lease, the specific marketplace demand and general economic conditions.

We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate our closed location liability. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material.

A 10% change in our closed location liability at February 1, 2014, would have affected net earnings by approximately $8 million in fiscal 2014.

Stock-Based Compensation

We have a stock-based compensation plan, which includes non-qualified stock options, nonvested share awards, and an employee stock purchase plan. We determine the fair value of our non-qualified stock option awards using option-pricing models. We determine the fair value of nonvested share awards with market conditions using Monte-Carlo simulation. We determine the fair value of nonvested share awards that vest based upon performance or time conditions at the closing market price of our stock, reduced by the present value of expected dividends during the vesting period where the recipient has no dividend rights. Compensation expense is recognized over the requisite service period for awards expected to vest. Management's key assumptions are developed with input from independent third-party valuation advisors.

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

Estimation of awards that will ultimately vest requires judgment for the amounts that will be forfeited due to failure to fulfill service conditions or to achieve company or personal performance goals. To the extent actual results or updated estimates differ from our current estimates, such amounts are recorded as a cumulative adjustment in the period estimates are revised. Changes in estimates can materially affect compensation expense within individual periods.

Estimates and assumptions are based upon information currently available, including historical experience and current business and economic conditions. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to changes in stock-based compensation expense that could be material. A 10% change in our stock-based compensation expense for the year ended February 1, 2014, would have affected net earnings by approximately $6 million in fiscal 2014.

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

We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate our self-insured liabilities. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material. A 10% change in our self-insured liabilities at February 1, 2014, would have affected net earnings by approximately $5 million in fiscal 2014.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

In addition to the risks inherent in our operations, we are exposed to certain market risks.

Foreign Currency Exchange Rate Risk

We have market risk arising from changes in foreign currency exchange rates related to our International segment operations. On a limited basis, we utilize foreign exchange forward contracts to manage foreign currency exposure to certain forecast inventory purchases and recognized receivable and payable balances. Our primary objective in holding derivatives is to reduce the volatility of net earnings and cash flows associated with changes in foreign currency exchange rates. Our foreign currency risk management strategy includes derivatives that are not designated as hedging instruments, which generally have terms of up to 12 months. The aggregate notional amount related to our foreign exchange forward contracts outstanding at February 1, 2014, and February 2, 2013, was $157 million and $173 million, respectively. The fair value recorded on our Consolidated Balance Sheets related to our foreign exchange forward contracts outstanding at February 1, 2014, and February 2, 2013, was $(3) million and $1 million, respectively. The amount recorded in our Consolidated Statements of Earnings related to all contracts settled and outstanding was a gain of $4 million in fiscal 2014 (12-month) and a gain of $1 million in fiscal 2013 (11-month).

The strength of the U.S. dollar compared to the Canadian dollar since the end of fiscal 2013 (11-month) had a negative overall impact on our revenue and earnings as the Canadian dollar translated into fewer U.S. dollars. The negative impact on revenue from the Canadian dollar depreciation was partially offset by a positive impact from the appreciation of the Chinese yuan and Mexican peso. We estimate that foreign currency exchange rate fluctuations had a net unfavorable impact on our revenue in fiscal 2014 (12-month) of approximately $159 million and a net unfavorable impact on earnings of $6 million. In fiscal 2013 (11-month), the impact of foreign currency exchange rate fluctuations had a favorable impact on our revenue of approximately $28 million and an unfavorable impact on earnings of $16 million.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we assessed the effectiveness of our internal control over financial reporting as of February 1, 2014, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (1992). Based on our assessment, we have concluded that our internal control over financial reporting was effective as of February 1, 2014. During our assessment, we did not identify any material weaknesses in our internal control over financial reporting. Deloitte & Touche LLP, the independent registered public accounting firm that audited our consolidated financial statements for the year ended February 1, 2014, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, has issued an unqualified attestation report on our internal control over financial reporting as of February 1, 2014.

Hubert Joly President and Chief Executive Officer (duly authorized and principal executive officer)	Sharon L. McCollam Chief Administrative Officer and Chief Financial Officer (duly authorized and principal financial officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Best Buy Co., Inc.:
Richfield, Minnesota

We have audited the accompanying consolidated balance sheets of Best Buy Co., Inc. and subsidiaries (the “Company”) as of February 1, 2014 and February 2, 2013 and the related consolidated statements of earnings, comprehensive income, cash flows, and changes in shareholders’ equity for the 12 months ended February 1, 2014, the 11 months ended February 2, 2013, and the 12 months ended March 3, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Best Buy Co., Inc. and subsidiaries as of February 1, 2014 and February 2, 2013, and the results of their operations and their cash flows for the 12 months ended February 1, 2014, the 11 months ended February 2, 2013, and the 12 months ended March 3, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 4 to the consolidated financial statements, during fiscal 2014 the Company completed the sale of their 50% ownership interest in Best Buy Europe and the sale of mindSHIFT Technologies, Inc. The losses from each sale and the results of each business prior to their respective sale are included in the loss from discontinued operations in the accompanying financial statements.

As discussed in Note 2 to the consolidated financial statements, effective for fiscal year 2013, the Company changed its fiscal year end from the Saturday nearest the end of February to the Saturday nearest the end of January. As a result of this change, fiscal year 2013 was an 11-month transition period beginning March 4, 2012 through February 2, 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of February 1, 2014, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 28, 2014, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Minneapolis, Minnesota
March 28, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Best Buy Co., Inc.:
Richfield, Minnesota

We have audited the internal control over financial reporting of Best Buy Co., Inc. and subsidiaries (the “Company”), as of February 1, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 1, 2014, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the fiscal year ended February 1, 2014, of the Company and our report dated March 28, 2014, expressed an unqualified opinion on those financial statements and financial statement schedule and includes explanatory paragraphs concerning the Company’s sale of Best Buy Europe and mindSHIFT Technologies, Inc. and the Company’s change in fiscal year end from the Saturday nearest the end of February to the Saturday nearest the end of January, effective for fiscal year 2013.

Minneapolis, Minnesota
March 28, 2014

Consolidated Balance Sheets
$ in millions, except per share and share amounts

	February 1, 2014	February 2, 2013
Assets
Current Assets
Cash and cash equivalents	$2,678	$1,826
Short-term investments	223	—
Receivables, net	1,308	2,704
Merchandise inventories	5,376	6,571
Other current assets	900	946
Total current assets	10,485	12,047
Property and Equipment
Land and buildings	758	756
Leasehold improvements	2,182	2,386
Fixtures and equipment	4,515	5,120
Property under capital lease	120	113
	7,575	8,375
Less accumulated depreciation	4,977	5,105
Net property and equipment	2,598	3,270
Goodwill	425	528
Intangibles, Net	101	334
Other Assets	404	608
Total Assets	$14,013	$16,787

Liabilities and Equity
Current Liabilities
Accounts payable	$5,122	$6,951
Unredeemed gift card liabilities	406	428
Deferred revenue	399	451
Accrued compensation and related expenses	444	520
Accrued liabilities	873	1,188
Accrued income taxes	147	129
Short-term debt	—	596
Current portion of long-term debt	45	547
Total current liabilities	7,436	10,810
Long-Term Liabilities	976	1,109
Long-Term Debt	1,612	1,153
Contingencies and Commitments (Note 13)
Equity
Best Buy Co., Inc. Shareholders' Equity
Preferred stock, $1.00 par value: Authorized — 400,000 shares; Issued and outstanding — none	—	—
Common stock, $0.10 par value: Authorized — 1.0 billion shares; Issued and outstanding — 346,751,000 and 338,276,000 shares, respectively	35	34
Additional paid-in capital	300	54
Retained earnings	3,159	2,861
Accumulated other comprehensive income	492	112
Total Best Buy Co., Inc. shareholders' equity	3,986	3,061
Noncontrolling interests	3	654
Total equity	3,989	3,715
Total Liabilities and Equity	$14,013	$16,787

See Notes to Consolidated Financial Statements.

Consolidated Statements of Earnings
$ in millions, except per share amounts

	12 Months Ended	11 Months Ended		12 Months Ended
Fiscal Years Ended	February 1, 2014	February 2, 2013	January 28, 2012	March 3, 2012
			(Unaudited recast)
Revenue	$42,410	$39,827	$41,311	$45,457
Cost of goods sold	32,720	30,528	31,384	34,454
Restructuring charges — cost of goods sold	—	1	19	19
Gross profit	9,690	9,298	9,908	10,984
Selling, general and administrative expenses	8,391	8,181	7,986	8,755
Restructuring charges	159	414	24	29
Goodwill impairments	—	822	—	—
Operating income (loss)	1,140	(119)	1,898	2,200
Other income (expense)
Gain on sale of investments	20	—	55	55
Investment income and other	27	20	23	22
Interest expense	(100)	(99)	(101)	(111)
Earnings (loss) from continuing operations before income tax expense and equity in income (loss) of affiliates	1,087	(198)	1,875	2,166
Income tax expense	398	269	658	742
Net earnings (loss) from continuing operations	689	(467)	1,217	1,424
Gain (loss) from discontinued operations (Note 4), net of tax of $42, $37, $119 and $122	(166)	47	(1,394)	(1,402)
Net earnings (loss) including noncontrolling interests	523	(420)	(177)	22
Net earnings from continuing operations attributable to noncontrolling interests	(2)	(2)	(3)	(3)
Net (earnings) loss from discontinued operations attributable to noncontrolling interests	11	(19)	(1,245)	(1,250)
Net earnings (loss) attributable to Best Buy Co., Inc. shareholders	$532	$(441)	$(1,425)	$(1,231)

Basic earnings (loss) per share attributable to Best Buy Co., Inc. shareholders
Continuing operations	$2.01	$(1.38)	$3.26	$3.88
Discontinued operations	(0.45)	0.08	(7.09)	(7.24)
Basic earnings (loss) per share	$1.56	$(1.30)	$(3.83)	$(3.36)

Diluted earnings (loss) per share attributable to Best Buy Co., Inc. shareholders
Continuing operations	$1.98	$(1.38)	$3.19	$3.81
Discontinued operations	(0.45)	0.08	(6.91)	(7.08)
Diluted earnings (loss) per share	$1.53	$(1.30)	$(3.72)	$(3.27)

Weighted-average common shares outstanding (in millions)
Basic	342.1	338.6	372.5	366.3
Diluted	347.6	338.6	382.0	374.5

See Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
$ in millions

	12 Months Ended	11 Months Ended	12 Months Ended
Fiscal Years Ended	February 1, 2014	February 2, 2013	March 3, 2012
Net earnings (loss) including noncontrolling interests	$523	$(420)	$22
Foreign currency translation adjustments	(147)	15	(21)
Unrealized gain (loss) on available-for-sale investments	6	2	(26)
Reclassification of foreign currency translations adjustments into earnings due to sale of business	654	—	—
Reclassification of (gains) losses on available-for-sale investments into earnings	2	—	(48)
Comprehensive income (loss) including noncontrolling interests	1,038	(403)	(73)
Comprehensive income attributable to noncontrolling interests	(126)	(27)	(1,241)
Comprehensive income (loss) attributable to Best Buy Co., Inc. shareholders	$912	$(430)	$(1,314)

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
$ in millions

	12 Months Ended	11 Months Ended		12 Months Ended
Fiscal Years Ended	February 1, 2014	February 2, 2013	January 28, 2012	March 3, 2012
			(Unaudited recast)
Operating Activities
Net earnings (loss) including noncontrolling interests	$523	$(420)	$(177)	$22
Adjustments to reconcile net earnings (loss) to total cash provided by operating activities:
Depreciation	701	794	811	897
Amortization of definite-lived intangible assets	15	38	42	48
Restructuring charges	259	449	280	287
Goodwill impairments	—	822	1,207	1,207
Loss on sale of business	143	—	—	—
Stock-based compensation	90	107	110	120
Realized gain on sale of investment	—	—	(55)	(55)
Deferred income taxes	(28)	(19)	110	28
Other, net	62	41	20	26
Changes in operating assets and liabilities, net of assets and liabilities acquired or sold:
Receivables	7	(551)	(342)	41
Merchandise inventories	597	(912)	(1,067)	120
Other assets	(70)	(65)	29	(24)
Accounts payable	(986)	1,735	2,095	574
Other liabilities	(273)	(339)	82	(23)
Income taxes	54	(226)	(48)	25
Total cash provided by operating activities	1,094	1,454	3,097	3,293
Investing Activities
Additions to property and equipment, net of $13, $29, $13 and $18 non-cash capital expenditures	(547)	(705)	(709)	(766)
Purchases of investments	(230)	(13)	(111)	(112)
Sales of investments	50	69	290	290
Acquisition of businesses, net of cash acquired	—	(31)	(174)	(174)
Proceeds from sale of business, net of cash transferred	206	25	1	—
Change in restricted assets	5	101	58	40
Other, net	(1)	16	(2)	(2)
Total cash used in investing activities	(517)	(538)	(647)	(724)
Financing Activities
Repurchase of common stock	—	(122)	(1,368)	(1,500)
Issuance of common stock under employee stock purchase plan and for the exercise of stock options	171	25	66	67
Dividends paid	(233)	(224)	(228)	(228)
Repayments of debt	(2,033)	(1,614)	(3,192)	(3,412)
Proceeds from issuance of debt	2,414	1,741	3,911	3,921
Payment to noncontrolling interest (Note 3)	—	—	(1,303)	(1,303)
Other, net	—	(17)	(27)	(23)
Total cash provided by (used in) financing activities	319	(211)	(2,141)	(2,478)
Effect of Exchange Rate Changes on Cash	(44)	(4)	(6)	5
Increase in Cash and Cash Equivalents	852	701	303	96
Adjustment for Fiscal Year-end Change (Note 2)	—	(74)	(5)	—
Increase in Cash and Cash Equivalents After Adjustment	852	627	298	96
Cash and Cash Equivalents at Beginning of Year	1,826	1,199	1,103	1,103
Cash and Cash Equivalents at End of Year	$2,678	$1,826	$1,401	$1,199
Supplemental Disclosure of Cash Flow Information
Income taxes paid	$332	$478	$476	$568
Interest paid	82	106	86	89
See Notes to Consolidated Financial Statements.

Consolidated Statements of Changes in Shareholders' Equity
$ and shares in millions

	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Best Buy Co., Inc. Shareholders' Equity	Non controlling Interests	Total Equity
Balances at February 26, 2011	393	$39	$18	$6,372	$173	$6,602	$690	$7,292
Net earnings (loss)	—	—	—	(1,231)	—	(1,231)	1,253	22
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	—	—	—	—	(9)	(9)	(12)	(21)
Unrealized losses on available-for-sale investments	—	—	—	—	(26)	(26)	—	(26)
Reclassification of gains on available-for-sale investments into earnings	—	—	—	—	(48)	(48)	—	(48)
Payment to noncontrolling interest	—	—	—	—	—	—	(1,303)	(1,303)
Dividend distribution	—	—	—	—	—	—	(7)	(7)
Stock options exercised	1	—	27	—	—	27	—	27
Tax loss from stock options canceled or exercised, restricted stock vesting and employee stock purchase plan	—	—	(2)	—	—	(2)	—	(2)
Issuance of common stock under employee stock purchase plan	2	—	40	—	—	40	—	40
Stock-based compensation	—	—	120	—	—	120	—	120
Common stock dividends, $0.62 per share	—	—	—	(228)	—	(228)	—	(228)
Repurchase of common stock	(55)	(5)	(203)	(1,292)	—	(1,500)	—	(1,500)
Balances at March 3, 2012	341	34	—	3,621	90	3,745	621	4,366
Adjustment for fiscal year-end change (Note 2)	—	—	—	(14)	11	(3)	9	6
Net earnings (loss)	—	—	—	(441)	—	(441)	21	(420)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	—	—	—	—	9	9	6	15
Unrealized gains on available-for-sale investments	—	—	—	—	2	2	—	2
Dividend distribution	—	—	—	—	—	—	(3)	(3)
Stock options exercised	2	—	1	—	—	1	—	1
Tax loss from stock options canceled or exercised, restricted stock vesting and employee stock purchase plan	—	—	(44)	—	—	(44)	—	(44)
Issuance of common stock under employee stock purchase plan	1	—	24	—	—	24	—	24
Stock-based compensation	—	—	112	—	—	112	—	112
Common stock dividends, $0.66 per share	—	—	—	(222)	—	(222)	—	(222)
Repurchase of common stock	(6)	—	(39)	(83)	—	(122)	—	(122)
Balances at February 2, 2013	338	34	54	2,861	112	3,061	654	3,715
Net earnings (loss)	—	—	—	532	—	532	(9)	523
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	—	—	(136)	(136)	(11)	(147)
Unrealized gains (losses) on available-for-sale investments	—	—	—	—	7	7	(1)	6
Reclassification of foreign currency translation adjustments into earnings	—	—	—	—	508	508	146	654
Reclassification of losses on available-for-sale investments into earnings	—	—	—	—	1	1	1	2
Sale of noncontrolling interest	—	—	—	—	—	—	(776)	(776)
Dividend distribution	—	—	—	—	—	—	(1)	(1)
Tax loss from stock options canceled or exercised, restricted stock vesting and employee stock purchase plan	—	—	(22)	—	—	(22)	—	(22)
Issuance of common stock under employee stock purchase plan	1	—	13	—	—	13	—	13
Stock-based compensation	—	—	97	—	—	97	—	97
Restricted stock vested and stock options exercised	8	1	158	—	—	159	—	159
Common stock dividends, $0.68 per share	—	—	—	(234)	—	(234)	—	(234)
Balances at February 1, 2014	347	$35	$300	$3,159	$492	$3,986	$3	$3,989
See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

1.   Summary of Significant Accounting Policies

Unless the context otherwise requires, the use of the terms "Best Buy", "we," "us" and "our" in these Notes to Consolidated Financial Statements refers to Best Buy Co., Inc. and, as applicable, its consolidated subsidiaries.

Discontinued Operations

On June 26, 2013, we sold our 50% ownership interest in Best Buy Europe Distributions Limited (“Best Buy Europe”) to Carphone Warehouse Group plc ("CPW"). On February 1, 2014, we sold mindSHIFT Technologies, Inc. ("mindSHIFT") to Ricoh Americas Holdings, Inc. ("Ricoh"). The results of Best Buy Europe and mindSHIFT for all periods have been presented as discontinued operations. See Note 4, Discontinued Operations, for further information.

Description of Business

We are a multi-national, multi-channel retailer of technology products, including mobile phones, tablets and computers, large and small appliances, televisions, digital imaging, entertainment products and related accessories. We also offer technology services – including technical support, repair and installation – under the Geek Squad brand. We have two operating segments: Domestic and International. The Domestic segment is comprised of store, online and call center operations in all states, districts and territories of the U.S., operating under the brand names Best Buy, Best Buy Mobile, Geek Squad, Magnolia Audio Video and Pacific Sales. The International segment is comprised of: (i) all Canada store, online and call center operations, operating under the brand names Best Buy, Best Buy Mobile, Cell Shop, Connect Pro, Future Shop and Geek Squad, (ii) all China store and call center operations, operating under the brand names Five Star and Best Buy Mobile, and (iii) all Mexico store operations operating under the brand names Best Buy, Best Buy Express and Geek Squad.

In addition to our retail store operations, we also operate websites including BestBuy.com, BestBuy.ca and FutureShop.ca.

Fiscal Year

On November 2, 2011, our Board of Directors approved a change in our fiscal year-end from the Saturday nearest the end of February to the Saturday nearest the end of January, effective beginning with our fiscal year 2013. As a result of this change, our fiscal year 2013 was an 11-month transition period beginning March 4, 2012, through February 2, 2013. Concurrent with the change, we began consolidating the results of our Europe, China and Mexico operations on a one-month lag, compared to a two-month lag in prior years, to continue aligning the fiscal reporting periods of our international operations with statutory filing requirements. In these consolidated statements, including the notes thereto, financial results for fiscal 2013 are for an 11-month period. Corresponding results for fiscal 2014 and fiscal 2012 are both for 12-month periods. In addition, our Consolidated Statements of Earnings and Consolidated Statements of Cash Flows also include an unaudited 11-month fiscal 2012 (recast). Fiscal 2014 included 52 weeks, fiscal 2013 (11-month) included 48 weeks and fiscal 2012 included 53 weeks.

Basis of Presentation

The consolidated financial statements include the accounts of Best Buy Co., Inc. and its consolidated subsidiaries. All intercompany balances and transactions are eliminated upon consolidation.

In order to align our fiscal reporting periods and comply with statutory filing requirements, we consolidate the financial results of our Europe, China and Mexico operations on a lag. Due to our fiscal year-end change, this was a one-month lag in fiscal 2014 and 2013 (11-month) and a two-month lag in fiscal 2012. Our policy is to accelerate recording the effect of events occurring in the lag period that significantly affect our consolidated financial statements. In fiscal 2012, we recorded $82 million of restructuring charges recorded in January 2012 related to our large-format Best Buy branded store closures in the United Kingdom ("U.K.") as well as a $1.2 billion goodwill impairment charge attributable to our Best Buy Europe reporting unit. Except for these restructuring activities and the goodwill impairment in fiscal 2012, no significant intervening event occurred in these operations that would have materially affected our financial condition, results of operations, liquidity or other factors had it been recorded during fiscal 2014 or 2013 (11-month). For further information about our restructuring and the nature of the charges we recorded, refer to Note 6, Restructuring Charges. For further information about the goodwill impairment, refer to Goodwill and Intangible Assets below, as well as Note 3, Profit Share Buy-Out.

In preparing the accompanying consolidated financial statements, we evaluated the period from February 2, 2014, through the date the financial statements were issued for material subsequent events requiring recognition or disclosure. No such events were identified for this period.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. ("GAAP") requires us to make estimates and assumptions. These estimates and assumptions affect the reported amounts in the consolidated financial statements, as well as the disclosure of contingent liabilities. Future results could be materially affected if actual results were to differ from these estimates and assumptions.

Cash and Cash Equivalents

Cash primarily consists of cash on hand and bank deposits. Cash equivalents consist of money market funds, treasury bills, commercial paper and time deposits such as certificates of deposit with an original maturity of 3 months or less when purchased. The amounts of cash equivalents at February 1, 2014, and February 2, 2013, were $1,705 million and $740 million, respectively, and the weighted-average interest rates were 0.5% and 0.3%, respectively.

Outstanding checks in excess of funds on deposit (book overdrafts) totaled $62 million and $97 million at February 1, 2014, and February 2, 2013, respectively, and are reflected within accounts payable in our Consolidated Balance Sheets.

Receivables

Receivables consist principally of amounts due from mobile phone network operators for commissions earned; banks for customer credit card, certain debit card and electronic benefits transfer (EBT) transactions; and vendors for various vendor funding programs.

We establish allowances for uncollectible receivables based on historical collection trends and write-off history. Our allowances for uncollectible receivables were $104 million and $92 million at February 1, 2014, and February 2, 2013, respectively.

Merchandise Inventories

Merchandise inventories are recorded at the lower of cost, using either the average cost or first-in first-out method, or market. In-bound freight-related costs from our vendors are included as part of the net cost of merchandise inventories. Also included in the cost of inventory are certain vendor allowances that are not a reimbursement of specific, incremental and identifiable costs to promote a vendor's products. Other costs associated with acquiring, storing and transporting merchandise inventories to our retail stores are expensed as incurred and included in cost of goods sold.

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

Restricted Assets

Restricted cash and investments in debt securities totaled $310 million and $366 million at February 1, 2014, and February 2, 2013, respectively, and are included in other current assets or other assets in our Consolidated Balance Sheets. Such balances are pledged as collateral or restricted to use for vendor payables, general liability insurance, workers' compensation insurance and insurance business regulatory reserve requirements.

Derivative Instruments

We use foreign currency forward contracts to manage the impact of fluctuations in foreign currency exchange rates relative to recognized receivable and payable balances denominated in non-functional currencies, and on certain forecast inventory purchases denominated in non-functional currencies. The contracts generally have terms of up to 12 months. These derivative instruments are not designated in hedging relationships and, therefore, we record gains and losses on these contracts directly to net earnings. At February 1, 2014, and February 2, 2013, the notional amount of these instruments was $157 million and $173 million, respectively. We recognized a gain of $5 million and $2 million in selling, general and administrative expenses ("SG&A") on our Consolidated Statements of Earnings during fiscal 2014 and 2013 (11-month), respectively, related to these instruments.

In conjunction with our agreement to sell our 50% ownership interest in Best Buy Europe as described in Note 4, Discontinued Operations, we entered into a deal-contingent foreign currency forward contract to hedge £455 million of the total £471 million of net proceeds. The contract was settled in cash following the completion of the sale on June 26, 2013, and we recognized a $2 million loss in gain (loss) from discontinued operations on our Consolidated Statements of Earnings in fiscal 2014.

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

Property under capital lease is comprised of buildings and equipment used in our operations. The related depreciation for capital lease assets is included in depreciation expense. The carrying value of property under capital lease was $58 million and $70 million at February 1, 2014, and February 2, 2013, respectively, net of accumulated depreciation of $62 million and $43 million, respectively.

Estimated useful lives by major asset category are as follows:

Asset	Life (in years)
Buildings	25-50
Leasehold improvements	3-25
Fixtures and equipment	3-20
Property under capital lease	2-20

Impairment of Long-Lived Assets and Costs Associated With Exit Activities

Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Factors considered important that could result in an impairment review include, but are not limited to, significant underperformance relative to historical or planned operating results, significant changes in the manner of use or expected life of the assets, or significant changes in our business strategies. An impairment loss is recognized when the estimated undiscounted cash flows expected to result from the use of the asset plus net proceeds expected from the disposition of the asset (if any) are less than the carrying value of the asset. When an impairment loss is recognized, the carrying amount of the asset is reduced to its estimated fair value based on quoted market prices or other valuation techniques (e.g., discounted cash flow analysis).

When reviewing long-lived assets for impairment, we group long-lived assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. For example, long-

lived assets deployed at store locations are reviewed for impairment at the individual store level, which involves comparing the carrying value of all land, buildings, leasehold improvements, fixtures and equipment located at each store to the net cash flow projections for each store. In addition, we conduct separate impairment reviews at other levels as appropriate, for example, to evaluate potential impairment of assets shared by several areas of operations, such as information technology systems.

The present value of costs associated with location closings, primarily future lease costs (net of expected sublease income), are charged to earnings when we have ceased using the specific location. We accelerate depreciation on property and equipment we expect to retire when a decision is made to abandon a location.

At February 1, 2014, and February 2, 2013, the obligation associated with location closings included in accrued liabilities in our Consolidated Balance Sheets was $33 million and $83 million, respectively, and the obligation associated with location closings included in long-term liabilities in our Consolidated Balance Sheets was $86 million and $149 million, respectively. The obligation associated with location closings at February 1, 2014, and February 2, 2013, included amounts associated with our restructuring activities as further described in Note 6, Restructuring Charges.

Leases

We conduct the majority of our retail and distribution operations from leased locations. The leases require payment of real estate taxes, insurance and common area maintenance, in addition to rent. The terms of our new lease agreements for large-format stores are generally less than 10 years, although we have existing leases with terms up to 20 years. Small-format stores generally have lease terms that are half the length of large-format stores. Most of the leases contain renewal options and escalation clauses, and certain store leases require contingent rents based on factors such as specified percentages of revenue or the consumer price index.

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

At February 1, 2014, and February 2, 2013, deferred rent included in accrued liabilities in our Consolidated Balance Sheets was $36 million and $50 million, respectively, and deferred rent included in long-term liabilities in our Consolidated Balance Sheets was $232 million and $289 million, respectively.

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

Goodwill and Intangible Assets

Goodwill

Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. We test goodwill for impairment annually, as of the first day of the fiscal fourth quarter, or when indications of potential impairment exist. We monitor the existence of potential impairment indicators throughout the fiscal year. We test for goodwill impairment at the reporting unit level. Our reporting units are the components of operating segments which constitute businesses for which discrete financial information is available and is regularly reviewed by segment management. No components were aggregated in arriving at our reporting units. Our reporting unit with a goodwill balance at the beginning of fiscal 2014 was Best Buy Domestic.

We review goodwill for impairment by first assessing qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount, including goodwill, as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. If it is determined that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, we conclude that goodwill is not impaired. If it is determined that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, we conduct detailed impairment testing. The first step of the detailed testing involves estimating the fair value of the reporting unit and comparing this to its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the second step of the two-step goodwill impairment test is required to measure the goodwill impairment loss. The second step includes hypothetically valuing all tangible and intangible assets and liabilities of the reporting unit as if the reporting unit had been acquired in a business combination. Then, the implied fair value of the reporting unit’s goodwill is compared to the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, we recognize an impairment loss in an amount equal to the excess, not to exceed the carrying amount. In fiscal 2014, we determined that the fair value of the Best Buy Domestic reporting unit exceeded its carrying value, and as a result, no goodwill impairment was recorded in fiscal 2014.

In fiscal 2013 (11-month), initial goodwill impairment assessments as of November 4, 2012, based on forecasts in place at that time, indicated that fair value exceeded carrying value for each reporting unit. However, operating performance in our Best Buy Canada and Five Star reporting units fell significantly below expectations in the later part of the fiscal fourth quarter. Therefore, we updated our forecasts for Best Buy Canada and Five Star and tested for goodwill impairment as of the end of fiscal 2013 (11-month). The updated forecasts, which were used as the basis for our discounted cash flow ("DCF") valuations for goodwill testing purposes, reflected significantly lower cash flows than previously forecast. Our analysis for step one of detailed impairment testing indicated that carrying values exceeded fair values for both Best Buy Canada and Five Star. Step two entailed allocating the fair values determined from step one to the fair value of all recognized and appropriately unrecognized assets and liabilities to determine the implied fair value of goodwill. In both cases, this analysis led to the conclusion that the goodwill had no value, and therefore we recorded full impairment of the goodwill associated with Best Buy Canada ($611 million) and Five Star ($208 million). The combined goodwill impairment expense of $819 million is included in our International segment.

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

Tradenames and Customer Relationships

Beginning in fiscal 2014, we have presented our tradenames and customer relationships within intangibles, net in our Consolidated Balance Sheets. All prior-year periods have been reclassified to conform to the current year presentation.

We have an indefinite-lived tradename related to Pacific Sales included within our Domestic segment. We also have indefinite-lived tradenames related to Future Shop and Five Star included within our International segment.

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

We utilize the relief from royalty method to determine the fair value of each of our indefinite-lived tradenames. If the carrying value exceeds the fair value, we recognize an impairment loss in an amount equal to the excess. No impairments were identified during fiscal 2014.

We previously had definite-lived customer relationships acquired as part of our acquisition of mindSHIFT within our Domestic segment, and Best Buy Europe within our International segment. At February 2, 2013, the gross carrying amount and accumulated amortization of these customer relationships was $475 million and $272 million, respectively, resulting in a net book value of $203 million. These definite-lived intangible assets were written off as a result of the sales of mindSHIFT and Best Buy Europe in fiscal 2014 as described in Note 4, Discontinued Operations.

The changes in the carrying amount of goodwill and indefinite-lived tradenames by segment were as follows in fiscal 2014, 2013 (11-month) and 2012 ($ in millions):

	Goodwill			Indefinite-Lived Tradenames
	Domestic	International	Total	Domestic	International	Total
Balances at February 26, 2011	$422	$2,032	$2,454	$21	$84	$105
Acquisitions(1)	94	—	94	1	—	1
Impairments(2)	—	(1,207)	(1,207)	—	—	—
Sale of business	—	(7)	(7)	(3)	(2)	(5)
Changes in foreign currency exchange rates	—	1	1	—	1	1
Other(3)	—	—	—	—	28	28
Balances at March 3, 2012	516	819	1,335	19	111	130
Acquisitions(4)	15	—	15	—	—	—
Impairments	(3)	(819)	(822)	—	—	—
Changes in foreign currency exchange rates	—	—	—	—	1	1
Balances at February 2, 2013	528	—	528	19	112	131
Impairments	—	—	—	—	(4)	(4)
Sale of business(5)	(103)	—	(103)	—	(22)	(22)
Changes in foreign currency exchange rates	—	—	—	—	(4)	(4)
Balances at February 1, 2014	$425	$—	$425	$19	$82	$101

(1)	Represents goodwill acquired, primarily as a result of the mindSHIFT acquisition in fiscal 2012.

(2)
Represents the full impairment of goodwill attributable to Best Buy Europe as described in Note 3, Profit Share Buy-Out. The gross carrying amount of goodwill and cumulative impairment were written off as a result of the sale of Best Buy Europe in fiscal 2014.

(3)
Represents the transfer of certain definite-lived tradenames (at their net book value) to indefinite-lived tradenames following our decision to no longer phase out certain tradenames. We believe these tradenames will continue to contribute to our future cash flows indefinitely.

(4)	Represents goodwill acquired, primarily as a result of an acquisition made by mindSHIFT in fiscal 2013 (11-month).

(5)	Represents goodwill written-off as a result of the sale of mindSHIFT in fiscal 2014 and indefinite-lived tradenames written off as a result of the sale of Best Buy Europe in fiscal 2014.

The following table provides the gross carrying amount of goodwill and cumulative goodwill impairment losses ($ in millions):

	February 1, 2014		February 2, 2013
	Gross Carrying Amount(1)	Cumulative Impairment(1)	Gross Carrying Amount	Cumulative Impairment
Goodwill	$1,308	$(883)	$2,608	$(2,080)

(1)	Excludes the gross carrying amount and cumulative impairment related to Best Buy Europe and mindSHIFT, which were sold during fiscal 2014.

Insurance

We are self-insured for certain losses related to health, workers' compensation and general liability claims; however, we obtain third-party insurance coverage to limit our exposure to these claims. A portion of these self-insured losses are managed through a wholly-owned insurance captive. We estimate our self-insured liabilities using a number of factors, including historical claims experience, an estimate of incurred but not reported claims, demographic and severity factors, and valuations provided by independent third-party actuaries. Our self-insured liabilities included in the Consolidated Balance Sheets were as follows ($ in millions):

	February 1, 2014	February 2, 2013
Accrued liabilities	$88	$77
Long-term liabilities	52	47
Total	$140	$124

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

In determining our provision for income taxes, we use an annual effective income tax rate based on annual income, permanent differences between book and tax income, and statutory income tax rates. The effective income tax rate also reflects our assessment of the ultimate outcome of tax audits. We adjust our annual effective income tax rate as additional information on outcomes or events becomes available. Discrete events, such as audit settlements or changes in tax laws, are recognized in the period in which they occur.

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

Accrued Liabilities

The major components of accrued liabilities at February 1, 2014, and February 2, 2013, were state and local tax liabilities, rent-related liabilities including accrued real estate taxes, loyalty program liabilities and self-insurance reserves.

Long-Term Liabilities

The major components of long-term liabilities at February 1, 2014, and February 2, 2013, were unrecognized tax benefits, rent-related liabilities, deferred compensation plan liabilities, self-insurance reserves and deferred revenue.

Foreign Currency

Foreign currency denominated assets and liabilities are translated into U.S. dollars using the exchange rates in effect at our consolidated balance sheet date. For operations reported on a one-month lag, we use the exchange rates in effect one month prior to our consolidated balance sheet date. Results of operations and cash flows are translated using the average exchange rates throughout the period. The effect of exchange rate fluctuations on the translation of assets and liabilities is included as a component of shareholders' equity in accumulated other comprehensive income. Gains and losses from foreign currency transactions, which are included in SG&A, have not been significant in any of the periods presented.

Revenue Recognition

Our revenue arises primarily from sales of merchandise and services. We also record revenue from sales of service contracts, extended warranties, other commissions and credit card programs. Revenue excludes sales taxes collected.

We recognize revenue when the sales price is fixed or determinable, collection is reasonably assured and the customer takes possession of the merchandise, or in the case of services, the service has been provided. Revenue is recognized for store sales when the customer receives and pays for the merchandise. For online sales, we defer revenue and the related product costs for shipments that are in-transit to the customer, and recognize revenue at the time the customer receives the product. Online customers typically receive goods within a few days of shipment. Revenue from merchandise sales and services is reported net of sales returns, including an estimate of future returns based on historical return rates, with a corresponding reduction to cost of sales. Our sales returns reserve was $13 million and $14 million at February 1, 2014, and February 2, 2013, respectively.

We sell service contracts and extended warranties that typically have terms ranging from three months to four years. We also receive commissions for customer subscriptions with various third parties, notably from mobile phone network operators. In instances where we are deemed to be the obligor on the service contract or subscription, the service and commission revenue is deferred and recognized ratably over the term of the service contract or subscription period. In instances where we are not deemed to be the obligor on the service contract or subscription, commissions are recognized in revenue when such commissions have been earned, primarily driven by customer activation. Service and commission revenues earned from the sale of extended warranties represented 2.1%, 2.4% and 2.4% of revenue in fiscal 2014, 2013 (11-month) and 2012, respectively.

For revenue transactions that involve multiple deliverables, we defer the revenue associated with any undelivered elements. The amount of revenue deferred in connection with the undelivered elements is determined using the relative fair value of each element, which is generally based on each element's relative retail price.

At February 1, 2014, and February 2, 2013, short-term deferred revenue was $399 million and $451 million, respectively. At February 1, 2014, and February 2, 2013, deferred revenue included within long-term liabilities in our Consolidated Balance Sheets was $50 million and $62 million, respectively.

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

Gift card breakage income was as follows in fiscal 2014, 2013 (11-month) and 2012 ($ in millions):

	12-Month	11-Month	12-Month
	2014	2013	2012
Gift card breakage income	$53	$46	$54

Credit Services and Financing

In the U.S., we have an agreement with a bank for the issuance of promotional financing and customer loyalty credit cards bearing the Best Buy brand. Under the agreement, the bank manages and directly extends credit to our customers. Cardholders who choose promotional financing can receive deferred-interest financing on qualifying purchases. The bank is the sole owner of the accounts receivable generated under the program and accordingly, we do not hold any consumer receivables related to these programs. We earn revenue from the bank based primarily on the performance of the portfolio.

We also have similar agreements for promotional financing and credit cards with banks for our businesses in Canada, China and Mexico, and we account for these programs in a manner consistent with the U.S. agreement.

In addition, we also accept Visa®, MasterCard®, Discover®, JCB® and American Express® credit cards, as well as debit cards from all major international networks.

Sales Incentives

We frequently offer sales incentives that entitle our customers to receive a reduction in the price of a product or service. Sales incentives include discounts, coupons and other offers that entitle a customer to receive a reduction in the price of a product or service either at the point of sale or by submitting a claim for a refund or rebate. For sales incentives issued to a customer in conjunction with a sale of merchandise or services for which we are the obligor, the reduction in revenue is recognized at the time of sale, based on the retail value of the incentive expected to be redeemed.

Customer Loyalty Programs

We have customer loyalty programs which allow members to earn points for each qualifying purchase. Points earned enable members to receive a certificate that may be redeemed on future purchases at our Best Buy branded stores. There are two primary ways that members may participate and earn loyalty points.

First, we have customer loyalty programs where members earn points for each purchase. Depending on the customer's membership level within our loyalty program, certificates expire either 2 or 12 months from the date of issuance. The retail value of points earned by our loyalty program members is included in accrued liabilities and recorded as a reduction of revenue at the time the points are earned, based on the percentage of points that are projected to be redeemed.

Second, under our credit card agreement, we have a customer loyalty credit card bearing the Best Buy brand. Cardholders earn points for purchases made at our stores and related websites in the U.S., as well as purchases at other merchants. Points earned entitle cardholders to receive certificates that may be redeemed on future purchases at our stores and related websites. Certificates expire either 2 or 12 months from the date of issuance. The retail value of points earned by our cardholders is included in accrued liabilities and recorded as a reduction of revenue at the time the points are earned, based on the percentage of points that are projected to be redeemed.

We recognize revenue when: (i) a certificate is redeemed by the customer; (ii) a certificate expires, or (iii) the likelihood of a certificate being redeemed by a customer is remote ("certificate breakage"). We determine our certificate breakage rate based upon historical redemption patterns.

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

Vendor Allowances

We receive allowances from certain vendors through a variety of programs and arrangements intended to offset our costs of promoting and selling merchandise inventories. Vendor allowances are primarily in the form of receipt-based funds or sell-through credits. Receipt-based funds are generally determined at an agreed percentage of purchases and are initially deferred and recorded as a reduction of merchandise inventories. The deferred amounts are then included as a reduction of cost of goods sold when the related product is sold. Sell-through credits are generally determined at an agreed percentage of sales and are recognized when the related product is sold. Vendor allowances provided as a reimbursement of specific, incremental and identifiable costs, such as specialized store labor or training costs, are included in SG&A as an expense reduction when the cost is incurred.

Advertising Costs

Advertising costs, which are included in SG&A, are expensed the first time the advertisement runs. Advertising costs consist primarily of print and television advertisements as well as promotional events. Advertising expenses were $775 million, $732 million and $828 million in fiscal 2014, 2013 (11-month) and 2012, respectively.

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

2. Fiscal Year-end Change

On November 2, 2011, our Board of Directors approved a change to our fiscal year-end from the Saturday nearest the end of February to the Saturday nearest the end of January. As a result of this change, our fiscal year 2013 was an 11-month transition period beginning March 4, 2012, through February 2, 2013. In the first quarter of fiscal 2013 (11-month), we also began consolidating the results of our Europe, China and Mexico operations on a one-month lag, compared to a two-month lag in fiscal year 2012, to continue to align our fiscal reporting periods with statutory filing requirements.

The following table shows the fiscal months included within our financial statements and footnotes for fiscal 2014, fiscal 2013 (11-month) and fiscal 2012.

New Fiscal Calendar(1)		Previous Fiscal Calendar(1)
2014	2013 (11-Month)	2012
February 2013 - January 2014	March 2012 - January 2013	March 2011 - February 2012

(1)	For entities reported on a lag, the fiscal months included in fiscal 2013 (11-month) were February through December, and in fiscal 2014 and 2012 were January through December.

January Results for Entities Reported on a Lag

As a result of the 11-month transition period in fiscal 2013, the month of January 2012 was not captured in our consolidated fiscal 2013 (11-month) results for those entities reported on a one-month lag. The following is selected financial data for the one month ended January 31, 2012, and the comparable prior year period, for entities reported on a lag ($ in millions):

	One Month Ended
	January 31, 2012	January 31, 2011
	(unaudited)	(unaudited)
Revenue	$189	$249
Gross profit	16	24
Operating loss	(14)	(1)
Net earnings (loss) from continuing operations	(13)	—
Loss from discontinued operations, net of tax	(12)	(28)
Net loss including noncontrolling interests	(25)	(28)
Net loss attributable to Best Buy Co., Inc. shareholders(1)	(14)	(33)

(1)
The net loss attributable to Best Buy Co., Inc. shareholders for the one month ended January 31, 2012, represents the adjustment to retained earnings within the Consolidated Statements of Changes in Shareholders' Equity as a result of the exclusion of January results for entities reported on a lag.

In addition, the Consolidated Statements of Cash Flows includes a net reconciling adjustment for the cash flows as a result of the exclusion of January 2012 in fiscal 2013 (11-month) described above. The total adjustment was $74 million, primarily due to $50 million of cash used in financing activities and $18 million of cash used in investing activities. The total adjustment for January 2011 in fiscal 2012 (11-month recast) was $5 million. The adjustments for both periods included the effect of exchange rate changes on our cash balances.

3.  Profit Share Buy-Out

During fiscal 2008, we entered into a profit-sharing agreement with Carphone Warehouse Group plc ("CPW") (the "profit share agreement"). Under the terms of this agreement, CPW provided expertise and certain other resources to enhance our mobile telephone retail business ("Best Buy Mobile") in return for a share of incremental profits generated in excess of defined thresholds.

During fiscal 2009, we acquired a 50% controlling interest in the retail business of CPW, subsequently referred to as Best Buy Europe, which included the profit share agreement with Best Buy Mobile. CPW held a 50% noncontrolling interest in Best Buy Europe until the sale of our 50% interest in Best Buy Europe to CPW in the second quarter of fiscal 2014. Refer to Note 4, Discontinued Operations.

In November 2011, we announced strategic changes in respect of Best Buy Europe, including an agreement to buy out CPW's interest in the profit share agreement for $1.3 billion (the "Mobile buy-out"), subject to the approval of CPW shareholders. The Mobile buy-out was completed during the fourth quarter of fiscal 2012.

Financial Reporting Impact of the Mobile Buy-out

We accounted for the Mobile buy-out transaction as a $1.3 billion payment to terminate the future payments due under the profit share agreement with Best Buy Europe, thereby eliminating CPW's interest in the profits. This payment is presented within net earnings (loss) from discontinued operations attributable to noncontrolling interests in our Consolidated Statements of Earnings, consistent with the financial reporting of the previous recurring payments made pursuant to the profit share agreement. In the Consolidated Statements of Cash Flows, the payment to CPW is included within payment to noncontrolling interest, as part of cash flows from financing activities.

Goodwill Impairment - Best Buy Europe

We recorded $1.5 billion of goodwill as a result of our acquisition of Best Buy Europe in fiscal 2009. This goodwill was part of our Best Buy Europe reporting unit, which comprised our 50% controlling interest in Best Buy Europe and the profit share agreement with Best Buy Mobile.

At the time of the announcement of the Mobile buy-out in November 2011, we also announced the closure of our large-format Best Buy branded stores in the U.K. As of the end of the third quarter of fiscal 2012, and in light of these strategic decisions, we performed an interim evaluation of potential impairment of goodwill associated with the Best Buy Europe reporting unit. Following the elimination of the profit share agreement from Best Buy Europe and the closure of large-format Best Buy branded stores in the U.K., the remaining fair value of the Best Buy Europe reporting unit was entirely attributable to its small-format store retail operations. As a result of these events, we performed a goodwill impairment analysis and determined that the goodwill attributable to the Best Buy Europe reporting unit, representing $1.2 billion as of January 24, 2012, had been fully impaired. The impairment loss is recorded in gain (loss) from discontinued operations within our Consolidated Statements of Earnings in fiscal 2012.

Acceleration of Intervening Event

The results of Best Buy Europe were recorded on a two-month lag in fiscal 2012. However, as described in Note 1, Summary of Significant Accounting Policies, the Mobile buy-out in January 2012 constituted a significant intervening event. Consequently, the recording of all accounting impacts arising from the Mobile buy-out, including the goodwill impairment, were accelerated and recorded in the fourth quarter of fiscal 2012 due to their significance to our consolidated financial statements.

4.  Discontinued Operations

Discontinued operations comprise the following:

Domestic Segment

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

mindSHIFT – During the fourth quarter of fiscal 2014, we completed the sale of mindSHIFT to Ricoh Americas Corporation, at which time we recorded an $18 million pre-tax loss.

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

Best Buy Europe – During the third quarter of fiscal 2012, we announced the closure of our 11 large-format Best Buy branded stores in the U.K. We completed the exit activities associated with these stores during the fourth quarter of fiscal 2012.

During the fourth quarter of fiscal 2012, Best Buy Europe sold its retail business in Belgium, consisting of 82 small-format The Phone House stores, to Belgacom S.A. As a result of the sale, a pre-tax gain of $5 million was recorded in fiscal 2012.

During the second quarter of fiscal 2014, we completed the sale of our 50% ownership interest in Best Buy Europe to CPW in return for the following consideration upon closing: net cash of £341 million ($526 million); £80 million ($123 million) of ordinary shares of CPW; £25 million ($39 million), plus 2.5% interest, to be paid by CPW on June 26, 2014; and £25 million ($39 million), plus 2.5% interest, to be paid by CPW on June 26, 2015. We subsequently sold the ordinary shares of CPW for $123 million on July 3, 2013.

The composition of assets and liabilities disposed of on June 26, 2013, as a result of the sale of Best Buy Europe was as follows ($ in millions):

June 26, 2013
Cash and cash equivalents	$597
Receivables	1,295
Merchandise inventories	554
Other current assets	168
Net property and equipment	159
Other assets	316
Total assets	3,089

Accounts payable	790
Short-term debt	973
Other current liabilities	1,145
Long-term liabilities	65
Total liabilities	2,973

The aggregate financial results of all discontinued operations for fiscal 2014, 2013 (11-month) and 2012 were as follows ($ in millions):

	12-Month	11-Month	12-Month
	2014	2013	2012
Revenue	$2,815	$5,259	$5,658
Restructuring charges(1)	100	34	239
Gain (loss) from discontinued operations before income tax benefit	(240)	15	(1,521)
Income tax benefit(2)	42	37	122
Gain on sale of discontinued operations	32	—	—
Equity in loss of affiliates	—	(5)	(3)
Net gain (loss) from discontinued operations including noncontrolling interests	(166)	47	(1,402)
Net (gain) loss from discontinued operations attributable to noncontrolling interests	11	(19)	(1,250)
Net gain (loss) from discontinued operations attributable to Best Buy Co., Inc. shareholders	$(155)	$28	$(2,652)

(1)	See Note 6, Restructuring Charges, for further discussion of the restructuring charges associated with discontinued operations.

(2)
Income tax benefit for fiscal 2014 includes a $27 million benefit related to a tax allocation between continuing and discontinued operations and a $15 million benefit related to the impairment of our investment in Best Buy Europe. The fiscal 2014 effective tax rate for discontinued operations differs from the statutory tax rate primarily due to the previously mentioned tax allocation, sale of mindSHIFT, restructuring charges and the impairment of our investment in Best Buy Europe. The sale of mindSHIFT, restructuring charges and impairment generally included no related tax benefit. The deferred tax assets related to the sale of mindSHIFT and restructuring charges generally resulted in an increase in the valuation allowance in an equal amount, of which the investment impairment is not tax deductible.

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

Level 1 — Unadjusted quoted prices that are available in active markets for identical assets or liabilities at the measurement date.

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The fair value hierarchy requires the use of observable market data when available. In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following tables set forth by level within the fair value hierarchy, our financial assets and liabilities that were accounted for at fair value on a recurring basis at February 1, 2014, and February 2, 2013, according to the valuation techniques we used to determine their fair values ($ in millions).

		Fair Value Measurements Using Inputs Considered as
	Fair Value at February 1, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents
Money market funds	$53	$53	$—	$—
Commercial paper	80	—	80	—
Treasury bills	263	263	—	—
Short-term investments
Commercial paper	100	—	100	—
Other current assets
Foreign currency derivative instruments	2	—	2	—
Other assets
Auction rate securities	9	—	—	9
Marketable securities that fund deferred compensation	96	96	—	—
Liabilities
Accrued liabilities
Foreign currency derivative instruments	5	—	5	—

		Fair Value Measurements Using Inputs Considered as
	Fair Value at February 2, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents
Money market funds	$520	$520	$—	$—
Other current assets
Foreign currency derivative instruments	1	—	1	—
Other assets
Auction rate securities	21	—	—	21
Marketable equity securities	27	27	—	—
Marketable securities that fund deferred compensation	88	88	—	—

The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis in the tables above that used significant unobservable inputs (Level 3) ($ in millions).

	Debt securities — Auction rate securities only
	Student loan bonds	Municipal revenue bonds	Total
Balances at March 3, 2012	$80	$2	$82
Changes in unrealized losses in other comprehensive income	4	—	4
Sales	(65)	—	(65)
Balances at February 2, 2013	19	2	21
Changes in unrealized losses in other comprehensive income	1	—	1
Sales	(13)	—	(13)
Balances at February 1, 2014	$7	$2	$9

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

Treasury Bills. Our Treasury bills were classified as Level 1 as they trade with sufficient frequency and volume to enable us to obtain pricing information on an ongoing basis.

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

Auction Rate Securities. Our investments in auction rate securities ("ARS") were classified as Level 3 as quoted prices were unavailable. Due to limited market information, we utilized a DCF model to derive an estimate of fair value. The assumptions we used in preparing the DCF model included estimates with respect to the amount and timing of future interest and principal payments, forward projections of the interest rate benchmarks, the probability of full repayment of the principal considering the credit quality and guarantees in place, and the rate of return required by investors to own such securities given the current liquidity risk associated with ARS.

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

The following table summarizes the fair value remeasurements for non-restructuring property and equipment impairments, goodwill impairments and restructuring activities recorded for fiscal 2014 and fiscal 2013 (11-month) ($ in millions):

	12-Month 2014		11-Month 2013
	Impairments	Remaining Net Carrying Value(1)	Impairments	Remaining Net Carrying Value (1)
Continuing operations
Property and equipment (non-restructuring)	$101	$10	$60	$8
Goodwill(2)	—	—	822	—
Restructuring activities(3)
Property and equipment	9	—	59	—
Investments	16	21	27	38
Total	$126	$31	$968	$46
Discontinued operations(4)
Property and equipment(5)	$220	$—	$11	$—
Tradename	4	—	—	—
Total	$224	$—	$11	$—

(1)	Remaining net carrying value approximates fair value.

(2)	See Note 1, Significant Accounting Policies, for additional information.

(3)	See Note 6, Restructuring Charges, for additional information.

(4)	Property and equipment and tradename impairments associated with discontinued operations are recorded within gain (loss) from discontinued operations in our Consolidated Statements of Earnings.

(5)
Includes the $175 million impairment to write down the book value of our investment in Best Buy Europe to fair value. Upon completion of the sale of Best Buy Europe as described in Note 4, Discontinued Operations, the remaining net carrying values of all assets have been reduced to zero.

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

Fair Value of Financial Instruments

Our financial instruments, other than those presented in the disclosures above, include cash, receivables, short-term investments, other investments, accounts payable, other payables, and short- and long-term debt. The fair values of cash, receivables, short-term investments, accounts payable, other payables and short-term debt approximated carrying values because of the short-term nature of these instruments. If these instruments were measured at fair value in the financial statements, they would be classified as Level 1 in the fair value hierarchy. Fair values for other investments held at cost are not readily available, but we estimate that the carrying values for these investments approximate fair value. See Note 7, Debt, for information about the fair value of our long-term debt.

6.   Restructuring Charges

Summary

Restructuring charges incurred in fiscal 2014, 2013 (11-month) and 2012 were as follows ($ in millions):

	12-Month	11-Month	12-Month
	2014	2013	2012
Continuing operations
Renew Blue	$165	$171	$—
Fiscal 2013 U.S. restructuring	(6)	257	—
Fiscal 2012 restructuring	—	(1)	28
Fiscal 2011 restructuring	—	(12)	20
Total	159	415	48
Discontinued operations
Fiscal 2013 Europe restructuring	95	36	—
Fiscal 2012 restructuring	5	(1)	215
Fiscal 2011 restructuring	—	(1)	24
Total (Note 4)	100	34	239
Total	$259	$449	$287

Renew Blue Plan

In the fourth quarter of fiscal 2013 (11-month), we began implementing initiatives intended to reduce costs and improve operating performance. These initiatives included focusing on core business activities, reducing headcount, updating our store operating model and optimizing our real estate portfolio. These cost reduction initiatives represent one of the key Renew Blue priorities for fiscal 2014 and cost reductions will continue to be a priority in fiscal 2015. We incurred $165 million of charges related to Renew Blue initiatives during fiscal 2014. Of the total charges, $129 million related to our Domestic segment, which consisted of employee termination benefits, investment impairments, and property and equipment impairments. The remaining $36 million of charges related to our International segment and consisted of employee termination benefits, facility closure and other costs, and property and equipment impairments. We expect to continue to implement cost reduction initiatives throughout fiscal 2015, as we further analyze our operations and strategies.

We incurred $171 million of charges related to Renew Blue initiatives during fiscal 2013 (11-month). Of the total charges, $84 million related to our Domestic segment, which consisted primarily of employee termination benefits, investment impairments, and property and equipment impairments. The remaining $87 million of charges related to our International segment and consisted of facility closure and other costs, property and equipment impairments, and employee termination benefits.

All restructuring charges related to this plan are from continuing operations. Inventory write-downs are presented in restructuring charges - cost of goods sold in our Consolidated Statements of Earnings, and the remainder of restructuring charges are presented in restructuring charges in our Consolidated Statements of Earnings.

The composition of the restructuring charges we incurred for this program in fiscal 2014 and 2013 (11-month), as well as the cumulative amount incurred through the end of fiscal 2014, was as follows ($ in millions):

	Domestic			International			Total
	12-Month 2014	11-Month 2013	Cumulative Amount	12-Month 2014	11-Month 2013	Cumulative Amount	12-Month 2014	11-Month 2013	Cumulative Amount
Continuing operations
Inventory write-downs	$—	$1	$1	$—	$—	$—	$—	$1	$1
Property and equipment impairments	7	7	14	2	23	25	9	30	39
Termination benefits	106	46	152	28	9	37	134	55	189
Investment impairments	16	27	43	—	—	—	16	27	43
Facility closure and other costs	—	3	3	6	55	61	6	58	64
Total	$129	$84	$213	$36	$87	$123	$165	$171	$336

The following table summarizes our restructuring accrual activity during fiscal 2014 and 2013 (11-month) related to termination benefits and facility closure and other costs associated with this program ($ in millions):

	Termination Benefits	Facility Closure and Other Costs	Total
Balance at March 3, 2012	$—	$—	$—
Charges	55	54	109
Cash payments	(1)	—	(1)
Balance at February 2, 2013	54	54	108
Charges	133	16	149
Cash payments	(68)	(23)	(91)
Adjustments	(8)	4	(4)
Balance at February 1, 2014	$111	$51	$162

Fiscal 2013 Europe Restructuring

In the third quarter of fiscal 2013 (11-month), we also initiated a series of actions to restructure our Best Buy Europe operations in our International segment intended to improve operating performance. All restructuring charges related to this program are reported within gain (loss) from discontinued operations in our Consolidated Statements of Earnings as a result of the sale of our 50% ownership interest in Best Buy Europe. Refer to Note 4, Discontinued Operations. We incurred $95 million of restructuring charges in fiscal 2014, consisting primarily of property and equipment impairments, and employee termination benefits. In fiscal 2013 (11-month), we incurred $36 million of charges related to employee termination benefits, property and equipment impairments, and facility closure and other costs. Given the sale of Best Buy Europe, we do not expect to incur additional restructuring charges related to this program.

The composition of the restructuring charges we incurred for this program in fiscal 2014 and 2013 (11-month), as well as the cumulative amount incurred through the end of fiscal 2014, was as follows ($ in millions):

	International
	12-Month 2014	11-Month 2013	Cumulative Amount
Discontinued operations
Inventory write-downs	$7	$—	$7
Property and equipment impairments	45	12	57
Termination benefits	36	19	55
Tradename impairments	4	—	4
Facility closure and other costs	3	5	8
Total	$95	$36	$131

The following table summarizes our restructuring accrual activity during fiscal 2014 and 2013 (11-month) related to termination benefits and facility closure and other costs associated with this program ($ in millions):

	Termination Benefits	Facility Closure and Other Costs	Total
Balance at March 3, 2012	$—	$—	$—
Charges	19	5	24
Cash payments	(19)	—	(19)
Balance at February 2, 2013	—	5	5
Charges	36	2	38
Cash payments	(2)	(7)	(9)
Adjustments(1)	(34)	—	(34)
Balance at February 1, 2014	$—	$—	$—

(1)	Represents the remaining liability written off as a result of the sale of Best Buy Europe, as described in Note 4, Discontinued Operations.

Fiscal 2013 U.S. Restructuring

In the first quarter of fiscal 2013 (11-month), we initiated a series of actions to restructure operations in our Domestic segment intended to improve operating performance. The actions included closure of 49 large-format Best Buy branded stores in the U.S. and changes to the store and corporate operating models. The costs of implementing the changes primarily consisted of facility closure costs, employee termination benefits, and property and equipment (primarily store fixtures) impairments. We recognized a reduction to restructuring charges of $6 million in fiscal 2014 as a result of the buyout of a lease for less than the remaining vacant space liability. In fiscal 2013 (11-month), we incurred $257 million of charges, primarily consisting of facility closure and other costs, employee termination benefits, and property and equipment impairments. We do not expect to incur further material restructuring charges related to this program, with the exception of lease payments for vacated stores which will continue until the lease expires or we otherwise terminate the lease.

The restructuring charges related to this program are from continuing operations and are presented in restructuring charges in our Consolidated Statements of Earnings. The composition of the restructuring charges we incurred for this program in fiscal 2014 and 2013 (11-month), as well as the cumulative amount incurred through the end of fiscal 2014, was as follows ($ in millions):

	Domestic
	12-Month 2014	11-Month 2013	Cumulative Amount
Continuing operations
Property and equipment impairments	$—	$29	$29
Termination benefits	—	77	77
Facility closure and other costs	(6)	151	145
Total	$(6)	$257	$251

The following table summarizes our restructuring accrual activity during fiscal 2014 and 2013 (11-month) related to termination benefits and facility closure and other costs associated with this program ($ in millions):

	Termination Benefits	Facility Closure and Other Costs	Total
Balance at March 3, 2012	$—	$—	$—
Charges	109	152	261
Cash payments	(65)	(33)	(98)
Adjustments	(40)	(6)	(46)
Balance at February 2, 2013	4	113	117
Charges	—	4	4
Cash payments	(2)	(46)	(48)
Adjustments	(2)	(13)	(15)
Balance at February 1, 2014	$—	$58	$58

Fiscal 2012 Restructuring Plan

In the third quarter of fiscal 2012, we implemented a series of actions to restructure operations in our Domestic and International segments. The actions within our Domestic segment included a decision to modify our strategy for certain mobile broadband offerings. In our International segment, we closed our large-format Best Buy branded stores in the U.K. and impaired certain information technology assets supporting the restructured operations. All restructuring charges related to Best Buy Europe, including the charges related to the large-format Best Buy branded stores in the U.K., are reported within gain (loss) from discontinued operations in our Consolidated Statements of Earnings. Refer to Note 4, Discontinued Operations. All other restructuring charges related to this program are from continuing operations and are presented in restructuring charges in our Consolidated Statements of Earnings.

We incurred $5 million of charges related to this program in fiscal 2014, representing a change in sublease assumptions. During fiscal 2013 (11-month), we recorded a gain of $2 million related to this program, primarily related to our International segment from adjustments to estimated facility closures costs associated with the closure of our Best Buy branded stores in the U.K.

We incurred $243 million of charges related to this program during fiscal 2012. Of the total charges, $23 million related to our Domestic segment and consisted primarily of IT asset impairments and other related costs. The remaining $220 million of charges related to our International segment and consisted primarily of property and equipment impairments, facility closure and other costs, employee termination benefits and inventory write-downs. We do not expect to incur further material restructuring charges related to this program in either our Domestic or International segments, as we have substantially completed these restructuring activities.

The composition of the restructuring charges we incurred for this program in fiscal 2014, 2013 (11-month) and 2012, as well as the cumulative amount incurred through the end of fiscal 2014, was as follows ($ in millions):

	Domestic				International				Total
	12-Month 2014	11-Month 2013	12-Month 2012	Cumulative Amount	12-Month 2014	11-Month 2013	12-Month 2012	Cumulative Amount	12-Month 2014	11-Month 2013	12-Month 2012	Cumulative Amount
Continuing operations
Property and equipment impairments	$—	$—	$17	$17	$—	$—	$5	$5	$—	$—	$22	$22
Termination benefits	—	—	1	1	—	—	—	—	—	—	1	1
Facility closure and other costs	—	(1)	5	4	—	—	—	—	—	(1)	5	4
Total	—	(1)	23	22	—	—	5	5	—	(1)	28	27
Discontinued operations
Inventory write-downs	—	—	—	—	—	—	11	11	—	—	11	11
Property and equipment impairments	—	—	—	—	—	—	106	106	—	—	106	106
Termination benefits	—	—	—	—	—	1	16	17	—	1	16	17
Facility closure and other costs	—	—	—	—	5	(2)	82	85	5	(2)	82	85
Total	—	—	—	—	5	(1)	215	219	5	(1)	215	219
Total	$—	$(1)	$23	$22	$5	$(1)	$220	$224	$5	$(2)	$243	$246

The following table summarizes our restructuring accrual activity during fiscal 2014 and 2013 (11-month) related to termination benefits and facility closure and other costs associated with this program ($ in millions):

	Termination Benefits	Facility Closure and Other Costs	Total
Balance at March 3, 2012	$17	$85	$102
Charges	1	2	3
Cash payments	(18)	(83)	(101)
Adjustments(1)	—	28	28
Changes in foreign currency exchange rates	—	4	4
Balance at February 2, 2013	—	36	36
Cash payments	—	(33)	(33)
Adjustments(2)	—	(1)	(1)
Changes in foreign currency exchange rates	—	(2)	(2)
Balance at February 1, 2014	$—	$—	$—

(1)
Included within adjustments to facility closure and other costs is $34 million from the first quarter of fiscal 2013 (11-month), representing an adjustment to exclude non-cash charges or benefits, which had no impact on our Consolidated Statements of Earnings in fiscal 2013 (11-month).

(2)
Included within adjustments to facility closure and other costs is a $5 million charge related to a change in sublease assumptions, offset by a $(6) million adjustment to write off the remaining liability as a result of the sale of Best Buy Europe, as described in Note 4, Discontinued Operations.

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

In fiscal 2012, we incurred $44 million of charges related to this program, which related primarily to our Domestic segment consisting primarily of property and equipment impairments (notably IT assets), employee termination benefits, intangible asset impairments and other costs associated with the exit from certain digital delivery services within our entertainment product category. Within our Domestic segment, we also incurred additional inventory write-downs as we completed the exit from certain distribution facilities associated with our entertainment product category at the end of fiscal 2012. We have completed activities under this program.

7.   Debt

Short-Term Debt

Short-term debt consisted of the following ($ in millions):

	February 1, 2014		February 2, 2013
	Principal Balance	Interest Rate	Principal Balance	Interest Rate
Europe revolving credit facility(1)	$—	—%	$596	2.0%

	12-Month	11-Month
Fiscal Year	2014	2013
Maximum month-end amount outstanding during the year(1)	$597	$596
Average amount outstanding during the year(1)	135	477

(1)
Amounts relate to our previous £400 million Europe unsecured revolving credit facility agreement (the "RCF"). Interest rates under the previous RCF were variable, based on LIBOR plus an applicable margin based on Best Buy Europe's fixed charges coverage ratio. As described in Note 4, Discontinued Operations, we sold our interest in Best Buy Europe on June 26, 2013.

U.S. Revolving Credit Facilities

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

The interest rate under the 364-Day Facility Agreement is variable and is determined at the registrant's option as either: (i) the sum of (a) the greatest of (1) JPMorgan's prime rate, (2) the federal funds rate plus 0.5%, and (3) the one-month London Interbank Offered Rate (“LIBOR”) plus 1.0%, and (b) a variable margin rate (the “ABR Margin”); or (ii) the LIBOR plus a variable margin rate (the “LIBOR Margin”). In addition, a facility fee is assessed on the commitment amount. The ABR Margin, LIBOR Margin and the facility fee are based upon our current senior unsecured debt rating by Standard and Poor's Rating Services and Moody's Investors Services, Inc. Under the 364-Day Facility Agreement, the ABR Margin ranges from 0.0% to 0.6%, the LIBOR Margin ranges from 0.925% to 1.6%, and the facility fee ranges from 0.075% to 0.275%. The 364-Day Facility Agreement terminates in June 2014 (subject to a one-year term-out option).

On October 7, 2011, we entered into a $1.5 billion five-year unsecured revolving credit facility agreement (the "Five-Year Facility Agreement and, collectively with the 364-Day Facility Agreement, the "Agreements") with a syndicate of banks. The interest rates under the Five-Year Facility Agreement is variable and determined at our option as: (i) the sum of (a) the greatest of JPMorgan's prime rate, the federal funds rate plus 0.5%, or the one-month London Interbank Offered Rate (“LIBOR”) plus 1.0%, and (b) a margin (the “ABR Margin”); or (ii) the LIBOR plus a margin (the “LIBOR Margin”). In addition, a facility fee is assessed on the commitment amount. The ABR Margin, LIBOR Margin and the facility fee are based upon our long-term credit ratings. Under the Five-Year Facility Agreement, the ABR Margin ranges from 0.0% to 0.475%, the LIBOR Margin ranges from 0.875% to 1.475%, and the facility fee ranges from 0.125% to 0.275%. The Five-Year Facility Agreement terminates in October 2016.

The Agreements permit borrowings of up to $2.0 billion (which may be increased to up to $2.5 billion at our option under certain circumstances) and a $300 million letter of credit sublimit. At February 1, 2014, and February 2, 2013, there were no borrowings outstanding and at February 1, 2014, $2.0 billion was available under the Agreements.

The Agreements are guaranteed by specified subsidiaries of Best Buy Co., Inc. and contain customary affirmative and negative covenants. Among other things, these covenants restrict Best Buy Co., Inc. or its subsidiaries' ability to incur certain types or amounts of indebtedness, incur liens on certain assets, make material changes in corporate structure or the nature of its business, dispose of material assets, engage in a change in control transaction, make certain foreign investments, enter into certain restrictive agreements or engage in certain transactions with affiliates. The Agreements also contain covenants that require us to maintain a maximum quarterly cash flow leverage ratio and a minimum quarterly interest coverage ratio. The Agreements contain customary default provisions including, but not limited to, failure to pay interest or principal when due and failure to comply with covenants.

Canada Revolving Demand Facility

We have $4 million in a revolving demand facility available to our Canada operations. There were no borrowings outstanding under the facility at February 1, 2014, or February 2, 2013. There is no set expiration date for the facility. All borrowings under the facility are made available at the sole discretion of the lender and are payable on demand. Borrowings under the facility bear interest at rates specified in the credit agreement for the facility. Borrowings are secured by a guarantee of Best Buy Co., Inc.

China Revolving Demand Facilities

We have $158 million in revolving demand facilities available to our China operations, of which no borrowings were outstanding at February 1, 2014, or February 2, 2013. The facilities are renewed annually with the respective banks. All borrowings under these facilities bear interest at rates specified in the related credit agreements, are made available at the sole discretion of the respective lenders and are payable on demand. Certain of these facilities are secured by a guarantee of Best Buy Co., Inc.

Long-Term Debt

Long-term debt consisted of the following ($ in millions):

	February 1, 2014	February 2, 2013
2013 Notes	$—	$500
2016 Notes	349	349
2018 Notes	500	—
2021 Notes	649	648
Financing lease obligations, due 2015 to 2026, interest rates ranging from 3.0% to 8.1%	95	122
Capital lease obligations, due 2015 to 2036, interest rates ranging from 1.9% to 9.3%	63	80
Other debt, due 2017, interest rate 6.7%	1	1
Total long-term debt	1,657	1,700
Less: current portion(1)	(45)	(547)
Total long-term debt, less current portion	$1,612	$1,153

(1)	Our 2013 Notes due July 15, 2013, which we retired on July 15, 2013, are classified in the current portion of long-term debt as of February 2, 2013.

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

We may redeem some or all of the 2018 Notes at any time, at a redemption price equal to the greater of (1) 100% of the principal amount of the 2018 Notes to be redeemed and (2) the sum of the present values of each remaining scheduled payment of principal and interest on the 2018 Notes to be redeemed discounted to the redemption date on a semi-annual basis at the Treasury Rate plus 50 basis points. Furthermore, if a change of control triggering event occurs, we will be required to offer to purchase the remaining unredeemed 2018 Notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest to the purchase date.

The 2018 Notes are unsecured and unsubordinated obligations and rank equally with all of our other unsecured and unsubordinated debt. The 2018 Notes contain covenants that, among other things, limit our ability and the ability of our subsidiaries to incur debt secured by liens and enter into sale and lease-back transactions.

2016 and 2021 Notes

In March 2011, we issued $350 million principal amount of notes due March 15, 2016 (the “2016 Notes”) and $650 million principal amount of notes due March 15, 2021 (the “2021 Notes” and, together with the 2016 Notes, the “Notes”). The 2016 Notes bear interest at a fixed rate of 3.75% per year, while the 2021 Notes bear interest at a fixed rate of 5.50% per year. Interest on the Notes is payable semi-annually on March 15 and September 15 of each year, beginning on September 15, 2011. The Notes were issued at a slight discount to par, which when coupled with underwriting discounts of $6 million, resulted in net proceeds from the sale of the Notes of $990 million.

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

Other

The fair value of long-term debt approximated $1,690 million and $1,652 million at February 1, 2014, and February 2, 2013, respectively, based primarily on the ask prices quoted from external sources, compared to carrying values of $1,657 million and $1,700 million, respectively. If our long-term debt was recorded at fair value, it would be classified as Level 1.

At February 1, 2014, the future maturities of long-term debt, including capitalized leases, consisted of the following ($ in millions):

Fiscal Year
2015	$45
2016	38
2017	372
2018	16
2019	509
Thereafter	677
Total long-term debt	$1,657

8.   Shareholders' Equity

Stock Compensation Plans

Our 2004 Omnibus Stock and Incentive Plan, as amended (the "Omnibus Plan"), authorizes us to grant or issue non-qualified stock options, incentive stock options, share awards and other equity awards up to a total of 64.5 million shares with a limit of 26.3 million shares of restricted stock awards, restricted stock units, dividend equivalents settled in shares and other stock grants. We have not granted incentive stock options under the Omnibus Plan. Under the terms of the Omnibus Plan, awards may be granted to our employees, officers, advisors, consultants and directors. Awards issued under the Omnibus Plan vest as determined by the Compensation and Human Resources Committee of our Board of Directors at the time of grant. At February 1, 2014, a total of 19.1 million shares in total, and10.0 million shares of restricted stock awards, restricted stock units, dividend equivalents settled in shares and other stock grants were available for future grants under the Omnibus Plan.

Upon adoption and approval of the Omnibus Plan, all of our previous equity incentive compensation plans were terminated. However, existing awards under those plans continued to vest in accordance with the original vesting schedule and will expire at the end of their original term.

Our outstanding stock options have a 10-year term. Outstanding stock options issued to employees generally vest over a three or four-year period, and outstanding stock options issued to directors vest immediately upon grant. Share awards vest based either upon attainment of specified goals or upon continued employment. Outstanding share awards that are not time-based vest at the end of a three-year incentive period based upon our total shareholder return ("TSR") compared to the TSR of companies that comprise Standard & Poor's 500 Index ("market-based"). We have time-based share awards that vest in their entirety at the end of three- and four-year periods, time-based share awards where 25% of the award vests on the date of grant and 25% vests on each of the three anniversary dates thereafter, and time-based share awards to directors vest one year from the grant date.

During fiscal 2014, our Employee Stock Purchase Plan was amended. The Plan permits employees to purchase our common stock at a 5% discount from the market price at the end of semi-annual purchase periods and is non-compensatory. During fiscal 2013 (11-month) and 2012, the Plan permitted our employees to purchase our common stock at a 15% discount from the market price of the stock at the beginning or at the end of a semi-annual purchase period, whichever is less, and was considered compensatory. Employees are required to hold the common stock purchased for 12 months. In fiscal 2014, 2013 (11-month) and 2012, 0.6 million, 1.0 million and 1.4 million shares, respectively, were purchased through our employee stock purchase plans. At February 1, 2014, and February 2, 2013, plan participants had accumulated $2 million and $4 million, respectively, to purchase our common stock pursuant to these plans.

Stock-based compensation expense was as follows in fiscal 2014, 2013 (11-month) and 2012 ($ in millions):

	12-Month	11-Month	12-Month
	2014	2013	2012
Stock options	$25	$43	$76
Share awards
Market-based	9	2	—
Time-based	62	62	33
Employee stock purchase plans	1	5	11
Total	$97	$112	$120

Stock Options

Stock option activity was as follows in fiscal 2014:

	Stock Options	Weighted- Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at February 2, 2013	29,983,000	$36.93
Granted	2,741,000	$22.53
Exercised	(5,169,000)	$31.21
Forfeited/Canceled	(5,454,000)	$37.36
Outstanding at February 1, 2014	22,101,000	$36.38	5.4	$16
Vested or expected to vest at February 1, 2014	21,597,000	$36.68	5.3	$16
Exercisable at February 1, 2014	16,926,000	$40.11	4.4	$5

The weighted-average grant-date fair value of stock options granted during fiscal 2014, 2013 (11-month) and 2012 was $7.77, $5.11 and $7.94, respectively, per share. The aggregate intrinsic value of our stock options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) exercised during fiscal 2014, 2013 (11-month) and 2012, was $39 million, $0 million and $6 million, respectively. At February 1, 2014, there was $29 million of unrecognized compensation expense related to stock options that is expected to be recognized over a weighted-average period of 1.2 years.

Net cash proceeds from the exercise of stock options were $158 million, $1 million and $27 million in fiscal 2014, 2013 (11-month) and 2012, respectively.

There was $13 million of income tax benefits realized from stock option exercises in fiscal 2014. The actual income tax benefit realized from stock option exercises was $0 million and $2 million, in fiscal 2013 (11-month) and 2012, respectively.

In fiscal 2014, 2013 (11-month) and 2012, we estimated the fair value of each stock option on the date of grant using a lattice or Black Scholes valuation model (for certain individuals) with the following assumptions:

	12-Month	11-Month	12-Month
Valuation Assumptions(1)	2014	2013	2012
Risk-free interest rate(2)	0.1% – 1.8%	0.1% – 2.0%	0.1% – 3.6%
Expected dividend yield	2.0%	2.2%	2.3%
Expected stock price volatility(3)	46%	44%	37%
Expected life of stock options (in years)(4)	5.9	5.9	6.2

(1)	Forfeitures are estimated using historical experience and projected employee turnover.

(2)	Based on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of our stock options.

(3)	In projecting expected stock price volatility, we consider both the historical volatility of our stock price as well as implied volatilities from exchange-traded options on our stock.

(4)	We estimate the expected life of stock options based upon historical experience.

Market-Based Share Awards

The fair value of market-based share awards is determined based on generally accepted valuation techniques and the closing market price of our stock on the date of grant. A summary of the status of our nonvested market-based share awards at February 1, 2014, and changes during fiscal 2014, is as follows:

Market-Based Share Awards	Shares	Weighted-Average Fair Value per Share
Outstanding at February 2, 2013	805,000	$16.76
Granted	1,044,000	$24.26
Vested	(20,000)	$19.89
Forfeited/Canceled	(193,000)	$21.82
Outstanding at February 1, 2014	1,636,000	$20.91

At February 1, 2014, there was $21 million of unrecognized compensation expense related to nonvested market-based share awards that we expect to recognize over a weighted-average period of 2.0 years.

Time-Based Share Awards

The fair value of time-based share awards is determined based on the closing market price of our stock on the date of grant. This value is reduced by the present value of expected dividends during vesting when the employee is not entitled to dividends.

A summary of the status of our nonvested time-based share awards at February 1, 2014, and changes during fiscal 2014, is as follows:

Time-Based Share Awards	Shares	Weighted-Average Fair Value per Share
Outstanding at February 2, 2013	7,751,000	$21.05
Granted	3,433,000	$22.99
Vested	(2,642,000)	$22.06
Forfeited/Canceled	(1,477,000)	$21.61
Outstanding at February 1, 2014	7,065,000	$21.49

At February 1, 2014, there was $93 million of unrecognized compensation expense related to nonvested time-based share awards that we expect to recognize over a weighted-average period of 1.8 years.

Earnings per Share

We compute our basic earnings per share based on the weighted-average number of common shares outstanding, and our diluted earnings per share based on the weighted-average number of common shares outstanding adjusted by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued. Potentially dilutive securities include stock options, nonvested share awards and shares issuable under our employee stock purchase plan, as well as common shares that would have resulted from the assumed conversion of our convertible debentures. During the fourth quarter of fiscal 2012, we repurchased and redeemed all of the remaining outstanding convertible debentures. Since the potentially dilutive shares related to the convertible debentures are included in the computation, the related interest expense, net of tax, is added back to net earnings, as the interest would not have been paid if the convertible debentures had been converted to common stock. Nonvested market-based share awards and nonvested performance-based share awards are included in the average diluted shares outstanding each period if established market or performance criteria have been met at the end of the respective periods.

At February 1, 2014, options to purchase 22.1 million shares of common stock were outstanding as follows (shares in millions):

	Exercisable			Unexercisable			Total
	Shares	%	Weighted- Average Price per Share	Shares	%	Weighted- Average Price per Share	Shares	%	Weighted- Average Price per Share
In-the-money	2.6	15%	$23.84	4.3	83%	$21.45	6.9	31%	$22.36
Out-of-the-money	14.3	85%	$43.14	0.9	17%	$36.91	15.2	69%	$42.77
Total	16.9	100%	$40.11	5.2	100%	$24.16	22.1	100%	$36.38

The computation of dilutive shares outstanding excludes the out-of-the-money stock options because such outstanding options' exercise prices were greater than the average market price of our common shares and, therefore, the effect would be anti-dilutive (i.e., including such options would result in higher earnings per share).

The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings per share in fiscal 2014, 2013 (11-month) and 2012:

	12-Month	11-Month	12-Month
	2014	2013(1)	2012
Numerator (in millions):
Net earnings (loss) from continuing operations	$689	$(467)	$1,424
Net earnings from continuing operations attributable to noncontrolling interests	(2)	(2)	(3)
Net earnings (loss) from continuing operations attributable to Best Buy Co., Inc., shareholders, basic	687	(469)	1,421
Adjustment for assumed dilution:
Interest on convertible debentures due in 2022, net of tax	—	—	5
Net earnings (loss) from continuing operations attributable to Best Buy Co., Inc., shareholders, diluted	$687	$(469)	$1,426
Denominator (in millions):
Weighted-average common shares outstanding	342.1	338.6	366.3
Effect of potentially dilutive securities:
Shares from assumed conversion of convertible debentures	—	—	7.6
Stock options and other	5.5	—	0.6
Weighted-average common shares outstanding, assuming dilution	347.6	338.6	374.5
Net earnings (loss) per share from continuing operations attributable to Best Buy Co., Inc. shareholders
Basic	$2.01	$(1.38)	$3.88
Diluted	$1.98	$(1.38)	$3.81

(1)
The calculation of diluted loss per share for fiscal 2013 (11-month) does not include potentially dilutive securities because their inclusion would be anti-dilutive (i.e., reduce the net loss per share).

Repurchase of Common Stock

In June 2011, our Board of Directors authorized a $5.0 billion share repurchase program. The June 2011 program replaced our prior $5.5 billion share repurchase program authorized in June 2007. There is no expiration date governing the period over which we can repurchase shares under the June 2011 share repurchase program.

The following table presents the amount and cost of shares we repurchased and retired in fiscal 2014, 2013 (11-month) and 2012 under the June 2011 program and the June 2007 program ($ and shares in millions):

	12-Month	11-Month	12-Month
	2014	2013	2012
June 2011 Program
Total number of shares repurchased	—	6.3	34.5
Total cost of shares repurchased	$—	$122	$889
June 2007 Program
Total number of shares repurchased	—	—	20.1
Total cost of shares repurchased	$—	$—	$611

At February 1, 2014, $4.0 billion remained available for additional purchases under the June 2011 share repurchase program. Repurchased shares have been retired and constitute authorized but unissued shares.

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

The following table provides a reconciliation of the components of accumulated other comprehensive income, net of tax, attributable to Best Buy Co., Inc. shareholders for fiscal 2014, 2013 (11-month) and 2012, respectively ($ in millions):

	Foreign Currency Translation	Available-For-Sale Investments	Total
Balances at February 26, 2011	$102	$71	$173
Foreign currency translation adjustments	(9)	—	(9)
Unrealized losses on available-for-sale investments	—	(26)	(26)
Reclassification of gains on available-for-sale investments into earnings	—	(48)	(48)
Balances at March 3, 2012	93	(3)	90
Adjustment for fiscal year-end change	11	—	11
Balances at January 28, 2012	104	(3)	101
Foreign currency translation adjustments	9	—	9
Unrealized gains on available-for-sale investments	—	2	2
Balances at February 2, 2013	113	(1)	112
Foreign currency translation adjustments	(136)	—	(136)
Unrealized gains on available-for-sale investments	—	7	7
Reclassification of foreign currency translation adjustments into earnings due to sale of business	508	—	508
Reclassification of losses on available-for-sale investments into earnings	—	1	1
Balances at February 1, 2014	$485	$7	$492

There is no tax impact related to foreign currency translation adjustments, as the earnings are considered permanently reinvested.

9.   Leases

The composition of net rent expense for all operating leases, including leases of property and equipment, was as follows in fiscal 2014, 2013 (11-month) and 2012 ($ in millions):

	12-Month	11-Month	12-Month
	2014	2013	2012
Minimum rentals	$951	$890	$980
Contingent rentals	2	1	2
Total rent expense	953	891	982
Less: sublease income	(18)	(16)	(18)
Net rent expense	$935	$875	$964

The future minimum lease payments under our capital, financing and operating leases by fiscal year (not including contingent rentals) at February 1, 2014, were as follows ($ in millions):

Fiscal Year	Capital Leases	Financing Leases	Operating Leases(1)
2015	$26	$27	$1,027
2016	18	25	931
2017	8	19	807
2018	3	15	656
2019	2	9	496
Thereafter	17	17	1,116
Subtotal	74	112	$5,033
Less: imputed interest	(11)	(17)
Present value	$63	$95

(1)
Operating lease obligations do not include payments to landlords covering real estate taxes and common area maintenance. These charges, if included, would increase total operating lease obligations by $1.5 billion at February 1, 2014.

Total minimum lease payments have not been reduced by minimum sublease rent income of approximately $160 million due under future noncancelable subleases.

10.    Benefit Plans

We sponsor retirement savings plans for employees meeting certain eligibility requirements. Participants may choose from various investment options including a fund comprised of our company stock. Participants can contribute up to 50% of their eligible compensation annually as defined by the plan document, subject to Internal Revenue Service ("IRS") limitations. We match 100% of the first 3% of participating employees' contributions and 50% of the next 2%. Employer contributions vest immediately. The total employer contributions were $65 million, $62 million and $69 million in fiscal 2014, 2013 (11-month) and 2012, respectively.

We have a non-qualified, unfunded deferred compensation plan for highly compensated employees and members of our Board of Directors. Amounts contributed and deferred under our deferred compensation plan are credited or charged with the performance of investment options offered under the plan and elected by the participants. In the event of bankruptcy, the assets of the plan are available to satisfy the claims of general creditors. The liability for compensation deferred under the plan was $54 million and $58 million at February 1, 2014, and February 2, 2013, respectively, and is included in long-term liabilities. We manage the risk of changes in the fair value of the liability for deferred compensation by electing to match our liability under the plan with investment vehicles that offset a substantial portion of our exposure. The cash value of the investment vehicles, which includes funding for future deferrals, was $96 million and $88 million at February 1, 2014, and February 2, 2013, respectively, and is included in other assets. Both the asset and the liability are carried at fair value.

11.   Income Taxes

The following is a reconciliation of the federal statutory income tax rate to income tax expense in fiscal 2014, 2013 (11-month) and 2012 ($ in millions):

	12-Month	11-Month	12-Month
	2014	2013	2012
Federal income tax at the statutory rate	$380	$(70)	$758
State income taxes, net of federal benefit	25	(2)	47
(Benefit) expense from foreign operations	(13)	49	(63)
Other	6	5	—
Goodwill impairments (non-deductible)	—	287	—
Income tax expense	$398	$269	$742
Effective income tax rate	36.7%	(135.8)%	34.3%

Earnings (loss) from continuing operations before income tax expense and equity in income (loss) of affiliates by jurisdiction was as follows in fiscal 2014, 2013 (11-month) and 2012 ($ in millions):

	12-Month	11-Month	12-Month
	2014	2013	2012
United States	$687	$279	$1,644
Outside the United States	400	(477)	522
Earnings (loss) from continuing operations before income tax expense and equity in income (loss) of affiliates	$1,087	$(198)	$2,166

Income tax expense was comprised of the following in fiscal 2014, 2013 (11-month) and 2012 ($ in millions):

	12-Month	11-Month	12-Month
	2014	2013	2012
Current:
Federal	$306	$204	$520
State	45	(1)	61
Foreign	64	66	72
	415	269	653
Deferred:
Federal	(21)	26	86
State	1	(3)	11
Foreign	3	(23)	(8)
	(17)	—	89
Income tax expense	$398	$269	$742

Deferred taxes are the result of differences between the bases of assets and liabilities for financial reporting and income tax purposes. Deferred tax assets and liabilities were comprised of the following ($ in millions):

	February 1, 2014	February 2, 2013
Accrued property expenses	$162	$194
Other accrued expenses	133	119
Deferred revenue	81	153
Compensation and benefits	114	95
Stock-based compensation	110	137
Loss and credit carryforwards	176	266
Other	103	125
Total deferred tax assets	879	1,089
Valuation allowance	(158)	(228)
Total deferred tax assets after valuation allowance	721	861
Property and equipment	(286)	(343)
Goodwill and intangibles	(75)	(127)
Inventory	(60)	(90)
Other	(16)	(22)
Total deferred tax liabilities	(437)	(582)
Net deferred tax assets	$284	$279

Deferred tax assets and liabilities included in our Consolidated Balance Sheets were as follows ($ in millions):

	February 1, 2014	February 2, 2013
Other current assets	$261	$228
Other assets	44	66
Other current liabilities	—	(5)
Other long-term liabilities	(21)	(10)
Net deferred tax assets	$284	$279

At February 1, 2014, we had total net operating loss carryforwards from international operations of $125 million, of which $117 million will expire in various years through 2024 and the remaining amounts have no expiration. Additionally, we had acquired U.S. federal net operating loss carryforwards of $23 million which expire between 2023 and 2030, U.S. federal foreign tax credit carryforwards of $12 million which expire between 2022 and 2023, state credit carryforwards of $12 million which expire in 2023, and state capital loss carryforwards of $4 million which expire in 2019.

At February 1, 2014, a valuation allowance of $158 million had been established, of which $11 million is against U.S. federal foreign tax credit carryforwards, $13 million is against U.S. federal and state capital loss carryforwards, $3 million is against state credit carryforwards, and $131 million is against certain international net operating loss carryforwards and other international deferred tax assets. The $70 million decrease from February 2, 2013, is primarily due to the decrease in the valuation allowance against the U.S. federal foreign tax credit carryforward and international net operating loss carryforwards, partially offset by the increase in valuation allowances against federal and state capital loss carryforwards and state credit carryforwards.

We have not provided deferred taxes on unremitted earnings attributable to foreign operations that have been considered to be reinvested indefinitely. These earnings relate to ongoing operations and were $1.4 billion at February 1, 2014. It is not practicable to determine the income tax liability that would be payable if such earnings were not indefinitely reinvested.

The following table provides a reconciliation of changes in unrecognized tax benefits for fiscal 2014, 2013 (11-month) and 2012 ($ in millions):

	12-Month	11-Month	12-Month
	2014	2013	2012
Balance at beginning of period	$383	$387	$359
Gross increases related to prior period tax positions	38	10	69
Gross decreases related to prior period tax positions	(67)	(22)	(35)
Gross increases related to current period tax positions	34	37	43
Settlements with taxing authorities	(3)	(10)	(20)
Lapse of statute of limitations	(15)	(19)	(29)
Balance at end of period	$370	$383	$387

Unrecognized tax benefits of $228 million, $231 million and $239 million at February 1, 2014, February 2, 2013, and March 3, 2012, respectively, would favorably impact our effective income tax rate if recognized.

We recognize interest and penalties (not included in the "unrecognized tax benefits" above), as well as interest received from favorable tax settlements, as components of income tax expense. Interest expense of $8 million and penalties expense of $2 million were recognized in fiscal 2014. At February 1, 2014, February 2, 2013, and March 3, 2012, we had accrued interest of $91 million, $85 million and $79 million, respectively, along with accrued penalties of $2 million, $0 million and $0 million at February 1, 2014, February 2, 2013, and March 3, 2012, respectively.

We file a consolidated U.S. federal income tax return, as well as income tax returns in various states and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before fiscal 2005.

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

12.   Segment and Geographic Information

Segment Information

Our chief operating decision maker ("CODM") is our Chief Executive Officer. Our business is organized into two segments: Domestic (which is comprised of all operations within the U.S. and its territories) and International (which is comprised of all operations outside the U.S. and its territories). Our CODM has ultimate responsibility for enterprise decisions. Our CODM determines, in particular, resource allocation for, and monitors performance of, the consolidated enterprise, the Domestic segment and the International segment. The Domestic segment managers and International segment managers have responsibility for operating decisions, allocating resources and assessing performance within their respective segments. Our CODM relies on internal management reporting that analyzes enterprise results to the net earnings level and segment results to the operating income level.

We do not aggregate our operating segments, so our operating segments also represent our reportable segments. The accounting policies of the segments are the same as those described in Note 1, Summary of Significant Accounting Policies.

The following tables present our business segment information in fiscal 2014, 2013 (11-month) and 2012 ($ in millions):

	12-Month	11-Month	12-Month
	2014	2013	2012
Revenue
Domestic	$35,831	$33,222	$37,596
International	6,579	6,605	7,861
Total revenue	$42,410	$39,827	$45,457
Percentage of revenue, by revenue category
Domestic:
Consumer Electronics	30%	34%	36%
Computing and Mobile Phones	48%	44%	40%
Entertainment	8%	9%	12%
Appliances	7%	6%	5%
Services	6%	6%	6%
Other	1%	1%	1%
Total	100%	100%	100%
International:
Consumer Electronics	28%	31%	34%
Computing and Mobile Phones	40%	39%	36%
Entertainment	7%	8%	8%
Appliances	20%	17%	17%
Services	5%	5%	5%
Other	< 1%	< 1%	< 1%
Total	100%	100%	100%
Operating income (loss)
Domestic	$1,145	$731	$1,964
International(1)	(5)	(850)	236
Total operating income (loss)	1,140	(119)	2,200
Other income (expense)
Gain on sale of investments	20	—	55
Investment income and other	27	20	22
Interest expense	(100)	(99)	(111)
Earnings (loss) from continuing operations before income tax expense and equity in income (loss) of affiliates	$1,087	$(198)	$2,166
Assets
Domestic	$11,146	$10,874	$9,592
International	2,867	5,913	6,413
Total assets	$14,013	$16,787	$16,005
Capital expenditures
Domestic	$440	$488	$488
International	107	217	278
Total capital expenditures	$547	$705	$766
Depreciation
Domestic	$565	$561	$612
International	136	233	267
Total depreciation	$701	$794	$879

(1)	Included within our International segment's operating loss for fiscal 2013 (11-month) is a $819 million goodwill impairment charge.

Geographic Information

The following table presents our geographic information in fiscal 2014, 2013 (11-month) and 2012 ($ in millions):

	12-Month	11-Month	12-Month
	2014	2013	2012
Net sales to customers
United States	$35,831	$33,222	$37,596
Canada	4,522	4,818	5,635
China	1,806	1,574	2,069
Other	251	213	157
Total revenue	$42,410	$39,827	$45,457
Long-lived assets
United States	$2,190	$2,404	$2,507
Europe	—	352	352
Canada	244	341	432
China	139	142	161
Other	25	31	19
Total long-lived assets	$2,598	$3,270	$3,471

13.   Contingencies and Commitments

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

LCD Action

On October 8, 2010, we filed a lawsuit captioned Best Buy Co., Inc., et al. v. AU Optronics Corp., et al. in the United States District Court for the Northern District of California. We allege that the defendants engaged in price fixing in violation of antitrust regulations and conspired to control the supply of TFT-LCD panels. During the second quarter of fiscal 2014, we entered into binding settlement agreements with multiple defendants. Under the terms of the settlement agreements, we will receive specified payments in accordance with specified schedules, and there are no performance obligations or other contingencies associated with our right to receive the specified payments. Settlement proceeds of $264 million were recognized during the second quarter in cost of goods sold. In addition, associated legal expenses of $35 million were recorded in SG&A. As of February 1, 2014, $176 million of the gross settlement proceeds had been received, with the remaining $88 million recorded as short-term or long-term receivables.

On July 22, 2013, trial commenced against the remaining named defendants. On September 3, 2013, a jury found that HannStar Display, Co. knowingly participated in a conspiracy to fix prices for TFT-LCD panels and found damages in the amount of $7.5 million. In addition, the jury found that Toshiba Corp. did not knowingly participate in the alleged conspiracy. We are considering all options in regard to the verdict, but we currently do not expect to receive amounts in addition to the settlements reached in the current and prior fiscal years.

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

Commitments

We engage Accenture LLP ("Accenture") to assist us with improving our operational capabilities and reducing our costs in the information systems and human resources areas. We expect our future contractual obligations to Accenture to range from $21 million to $106 million per year through 2018, the end of the periods under contract.

We had outstanding letters of credit and bankers' acceptances for purchase obligations with an aggregate fair value of $512 million at February 1, 2014.

At February 1, 2014, we did not have any material commitments for the purchase, construction or lease of facilities or future locations.

14.   Supplementary Financial Information (Unaudited)

The following tables show selected operating results for each 3-month quarter and full year of fiscal 2014 and 2013 (11-month)(unaudited) ($ in millions):

	Quarter				12-Month
	1st	2nd	3rd	4th	2014
Revenue	$9,347	$9,266	$9,327	$14,470	$42,410
Comparable store sales % change(1)	(1.4)%	(0.6)%	0.3%	(1.2)%	(0.8)%
Gross profit	$2,158	$2,458	$2,157	$2,917	$9,690
Operating income(2)	168	413	90	469	1,140
Net earnings from continuing operations	97	237	44	311	689
Gain (loss) from discontinued operations, net of tax	(170)	11	10	(17)	(166)
Net earnings (loss) including noncontrolling interests	(73)	248	54	294	523
Net earnings (loss) attributable to Best Buy Co., Inc. shareholders	(81)	266	54	293	532
Diluted earnings (loss) per share(3)
Continuing operations	$0.29	$0.69	$0.12	$0.88	$1.98
Discontinued operations	(0.53)	0.08	0.04	(0.05)	(0.45)
Diluted earnings (loss) per share	$(0.24)	$0.77	$0.16	$0.83	$1.53

	Quarter				11-Month
	1st	2nd	3rd	4th	2013(4)
Revenue	$10,343	$9,306	$9,343	$14,921	$39,827
Comparable store sales % decline(1)	(5.2)%	(3.3)%	(5.1)%	(1.4)%	(3.4)%
Gross profit	$2,572	$2,249	$2,213	$3,331	$9,298
Operating income (loss)(5)	263	87	—	(181)	(119)
Net earnings (loss) from continuing operations	169	30	(9)	(460)	(467)
Gain (loss) from discontinued operations, net of tax	(17)	(37)	10	81	47
Net earnings (loss) including noncontrolling interests	152	(7)	1	(379)	(420)
Net earnings (loss) attributable to Best Buy Co., Inc. shareholders	158	12	(10)	(409)	(441)
Diluted earnings (loss) per share(3)
Continuing operations	$0.49	$0.09	$(0.03)	$(1.36)	$(1.38)
Discontinued operations	(0.03)	(0.05)	—	0.15	0.08
Diluted earnings (loss) per share	$0.46	$0.04	$(0.03)	$(1.21)	$(1.30)
Note: Certain fiscal year totals may not add due to rounding.

(1)
Comprised of revenue from stores operating for at least 14 full months, as well as revenue related to call centers, websites and our other comparable sales channels. Revenue we earn from sales of merchandise to wholesalers or dealers is generally not included within our comparable store sales calculation. Relocated, remodeled and expanded stores are excluded from our comparable store sales calculation until at least 14 full months after reopening. Acquired stores are included in our comparable store sales calculation beginning with the first full quarter following the first anniversary of the date of the acquisition. The portion of our calculation of the comparable store sales percentage change attributable to our International segment excludes the effect of fluctuations in foreign currency exchange rates. The method of calculating comparable store sales varies across the retail industry. As a result, our method of calculating comparable store sales may not be the same as other retailers' methods. The calculation of comparable store sales excludes the impact of the extra week of revenue in the fourth quarter of fiscal 2012, as well as revenue from discontinued operations for all periods presented.

(2)
Includes $6 million, $7 million, $31 million and $115 million of restructuring charges recorded in the fiscal first, second, third and fourth quarters, respectively, and $159 million for the 12 months ended February 1, 2014, related to measures we took to restructure our businesses.

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

(5)
Includes $127 million, $91 million, $34 million and $169 million of restructuring charges recorded in the fiscal first, second, third and fourth quarters, respectively, and $415 million for the 11 months ended February 2, 2013, related to measures we took to restructure our businesses. Also included in the fourth quarter and 11 months ended February 2, 2013, is a $822 million goodwill impairment charge related to our Canada, Five Star and U.S. reporting units.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), as of February 1, 2014. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of February 1, 2014, our disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the fiscal fourth quarter ended February 1, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Certain Relationships and Related Party Transactions

The nature of certain relationships and related party transactions between any director, executive officer or person nominated to become a director is stated under the captions "Nominees and Directors" and "Certain Relationships and Related Party Transactions" in the Proxy Statement and is incorporated herein by reference.

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

A copy of our Code of Business Ethics may also be obtained, without charge, upon written request to Best Buy Co., Inc. Investor Relations Department at 7601 Penn Avenue South, Richfield, MN 55423-3645.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

1.	Financial Statements:

All financial statements as set forth under Item 8 of this report.

2.	Supplementary Financial Statement Schedules:

Schedule II — Valuation and Qualifying Accounts

Other schedules have not been included because they are not applicable or because the information is included elsewhere in this report.

3.	Exhibits:

Exhibit		Incorporated by Reference			Filed
No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
2.1	Implementation Agreement, dated April 29, 2013, by and among Best Buy Co., Inc., Best Buy UK Holdings LP, Best Buy Distributions Limited, New BBED Limited and Carphone Warehouse Group plc	8-K	2.1	4/30/2013
3.1	Restated Articles of Incorporation	DEF 14A	n/a	5/12/2009
3.2	Amended and Restated By-Laws	8-K	3.1	9/26/2013
4.1	Form of Indenture, to be dated as of March 11, 2011, between Best Buy Co., Inc. and U.S. Bank National Association, as successor trustee	S-3ASR	4.1	3/11/2011
4.2	Form of First Supplemental Indenture, to be dated as of March 11, 2011, between Best Buy Co., Inc. and U.S. Bank National Association, as successor trustee	8-K	4.2	3/11/2011
4.3	Second Supplement Indenture, dated as of July 16, 2013, to the Indenture dated as of March 11, 2011, between Best Buy Co., Inc. and U.S. Bank National Association, as successor trustee	8-K	4.1	7/16/2013
10.1	364-Day Credit Agreement dated as of June 25, 2013, among Best Buy Co., Inc., the Subsidiary Guarantors, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent	8-K	10.1	6/28/2013
10.2	Five-Year Credit Agreement dated as of October 7, 2011, among Best Buy Co., Inc., the Subsidiary Guarantors, the Lenders, and JPMorgan Chase Bank, N.A., as administrative agent	8-K	4.2	10/12/2011
10.3	First Amendment, dated as of June 25, 2013, to the Five-Year Credit Agreement, dated as of October 7, 2011, among Best Buy Co. Inc., The Subsidiary Guarantors, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent	8-K	10.2	6/28/2013
*10.4	1994 Full-Time Employee Non-Qualified Stock Option Plan, as amended	10-K	10.1	5/2/2007
*10.5	1997 Employee Non-Qualified Stock Option Plan, as amended	10-Q	10.1	10/6/2005
*10.6	1997 Directors' Non-Qualified Stock Option Plan, as amended	10-K	10.3	5/2/2007
*10.7	2000 Restricted Stock Award Plan, as amended	10-Q	10.2	10/6/2005

Exhibit		Incorporated by Reference			Filed
No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
*10.8	Best Buy Co., Inc. 2004 Omnibus Stock and Incentive Plan, as amended	S-8	99	7/15/2011
*10.9	Best Buy Co., Inc. Short Term Incentive Plan, as approved by the Board of Directors	DEF 14A	n/a	5/26/2011
*10.10	2010 Long-Term Incentive Program Award Agreement, as approved by the Board of Directors	10-K	10.7	4/28/2010
*10.11	Best Buy Fifth Amended and Restated Deferred Compensation Plan, as amended	S-8	4.3	11/19/2013
*10.12	Best Buy Co., Inc. Performance Share Award Agreement dated August 5, 2008	8-K	10.1	8/8/2008
*10.13	Form of Long-Term Incentive Program Buy-Out Award Agreement dated September 4, 2012, between Hubert Joly and Best Buy Co., Inc.	10-Q	10.3	9/6/2012
*10.14	Form of Best Buy Co., Inc. Continuity Award Agreement dated June 21, 2012	10-Q	10.1	9/6/2012
*10.15	Employment Agreement, dated November 9, 2012, between Sharon McCollam and Best Buy Co., Inc.	8-K	10.1	11/15/2012
*10.16	Employment Agreement, dated August 19, 2012, between Hubert Joly and Best Buy Co., Inc.	8-K	10.1	8/21/2012
*10.17	Letter Agreement, dated March 25, 2013, between Best Buy Co., Inc. and Richard M. Schulze	8-K	99.2	3/25/2013
*10.18	Best Buy Mobile Performance Award Termination Agreement				X
*10.19	Form of Best Buy Co., Inc. Long-Term Incentive Program Award				X
*10.20	Form of Best Buy Co., Inc. Director Restricted Stock Unit Award Agreement				X
*10.21	Form of Director Restricted Stock Unit Award Agreement for Non-U.S. Directors				X
12.1	Statements re: Computation of Ratios				X
21.1	Subsidiaries of the Registrant				X
23.1	Consent of Deloitte & Touche LLP				X
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

Exhibit		Incorporated by Reference			Filed
No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
101
The following financial information from our Annual Report on Form 10-K for fiscal 2014, filed with the SEC on March 28, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the consolidated balance sheets at February 1, 2014 and February 2, 2013, (ii) the consolidated statements of earnings for the years ended February 1, 2014, February 2, 2013, January 28, 2012 (recast) and March 3, 2012, (iii) the consolidated statements of comprehensive income for the years ended February 1, 2014, February 2, 2013 and March 3, 2012, (iv) the consolidated statements of cash flows for the years ended February 1, 2014, February 2, 2013, January 28, 2012 (recast) and March 3, 2012, (v) the consolidated statements of changes in shareholders' equity for the years ended February 1, 2014, February 2, 2013 and March 3, 2012 and (vi) the Notes to Consolidated Financial Statements.

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
March 28, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Hubert Joly	President, Chief Executive Officer and Director	March 28, 2014
Hubert Joly	(principal executive officer)

/s/ Sharon L. McCollam	Chief Administrative Officer and Chief Financial Officer	March 28, 2014
Sharon L. McCollam	(principal financial officer and principal accounting officer)

/s/ Bradbury H. Anderson	Director	March 28, 2014
Bradbury H. Anderson

/s/ Lisa M. Caputo	Director	March 28, 2014
Lisa M. Caputo

/s/ Russell P. Fradin	Director	March 28, 2014
Russell P. Fradin

/s/ Kathy J. Higgins Victor	Director	March 28, 2014
Kathy J. Higgins Victor

/s/ David W. Kenny	Director	March 28, 2014
David W. Kenny

/s/ Sanjay Khosla	Director	March 28, 2014
Sanjay Khosla

/s/ Allen U. Lenzmeier	Director	March 28, 2014
Allen U. Lenzmeier

/s/ Thomas L. Millner	Director	March 28, 2014
Thomas L. Millner

/s/ Hatim A. Tyabji	Chairman of the Board and Director	March 28, 2014
Hatim A. Tyabji

/s/ Gérard Vittecoq	Director	March 28, 2014
Gérard Vittecoq

Schedule II

Valuation and Qualifying Accounts
($ in millions)

	Balance at Beginning of Period	Charged to Expenses or Other Accounts	Other(1)	Balance at End of Period
Year ended February 1, 2014
Allowance for doubtful accounts	$92	$76	$(64)	$104
Year ended February 2, 2013
Allowance for doubtful accounts	$72	$34	$(14)	$92
Year ended March 3, 2012
Allowance for doubtful accounts	$107	$8	$(43)	$72

(1)	Includes bad debt write-offs and recoveries, acquisitions and the effect of foreign currency fluctuations.