Form 10-Q
period 2014-05-03
BEST BUY CO INC
filed 2014-06-09
CIK 764478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 3, 2014

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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, $.10 Par Value — 348,803,518 shares outstanding as of May 30, 2014.

BEST BUY CO., INC.
FORM 10-Q FOR THE QUARTER ENDED MAY 3, 2014

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Consolidated Balance Sheets
($ in millions) (unaudited)

	May 3, 2014	February 1, 2014	May 4, 2013
Assets
Current assets
Cash and cash equivalents	$2,569	$2,678	$908
Short-term investments	497	223	—
Receivables, net	871	1,308	937
Merchandise inventories	5,255	5,376	5,461
Other current assets	926	900	821
Current assets held for sale	—	—	1,879
Total current assets	10,118	10,485	10,006
Property and equipment, net	2,525	2,598	2,830
Goodwill	425	425	528
Intangibles, net	100	101	180
Other assets	743	404	316
Long-term assets held for sale	—	—	471
Total assets	$13,911	$14,013	$14,331

Liabilities and equity
Current liabilities
Accounts payable	$4,952	$5,122	$4,776
Unredeemed gift card liabilities	362	406	373
Deferred revenue	394	399	395
Accrued compensation and related expenses	350	444	333
Accrued liabilities	731	873	747
Accrued income taxes	47	147	8
Current portion of long-term debt	44	45	544
Current liabilities held for sale	—	—	1,385
Total current liabilities	6,880	7,436	8,561
Long-term liabilities	1,003	976	1,001
Long-term debt	1,604	1,612	1,142
Long-term liabilities held for sale	—	—	79
Equity
Best Buy Co., Inc. shareholders’ equity
Preferred stock, $1.00 par value: Authorized — 400,000 shares; Issued and outstanding — none	—	—	—
Common stock, $0.10 par value: Authorized — 1.0 billion shares; Issued and outstanding — 348,750,000, 346,751,000 and 339,737,000 shares, respectively	35	35	34
Additional paid-in capital	330	300	77
Retained earnings	3,562	3,159	2,723
Accumulated other comprehensive income	494	492	82
Total Best Buy Co., Inc. shareholders’ equity	4,421	3,986	2,916
Noncontrolling interests	3	3	632
Total equity	4,424	3,989	3,548
Total liabilities and equity	$13,911	$14,013	$14,331

NOTE:  The Consolidated Balance Sheet as of February 1, 2014, has been condensed from the audited consolidated financial statements.

See Notes to Condensed Consolidated Financial Statements.

Consolidated Statements of Earnings
($ in millions, except per share amounts) (unaudited)

	Three Months Ended
	May 3, 2014	May 4, 2013
Revenue	$9,035	$9,347
Cost of goods sold	7,015	7,189
Gross profit	2,020	2,158
Selling, general and administrative expenses	1,820	1,984
Restructuring charges	3	6
Operating income	197	168
Other income (expense)
Investment income and other	6	5
Interest expense	(23)	(27)
Earnings from continuing operations before income tax (benefit) expense	180	146
Income tax (benefit) expense	(281)	49
Net earnings from continuing operations	461	97
Loss from discontinued operations (Note 2), net of tax benefit (expense) of $0 and ($13)	—	(170)
Net earnings (loss) including noncontrolling interests	461	(73)
Net earnings from discontinued operations attributable to noncontrolling interests	—	(8)
Net earnings (loss) attributable to Best Buy Co., Inc. shareholders	$461	$(81)

Basic earnings (loss) per share attributable to Best Buy Co., Inc. shareholders
Continuing operations	$1.33	$0.29
Discontinued operations	—	(0.53)
Basic earnings (loss) per share	$1.33	$(0.24)

Diluted earnings (loss) per share attributable to Best Buy Co., Inc. shareholders
Continuing operations	$1.31	$0.29
Discontinued operations	—	(0.53)
Diluted earnings (loss) per share	$1.31	$(0.24)

Dividends declared per common share	$0.17	$0.17

Weighted-average common shares outstanding (in millions)
Basic	347.4	339.0
Diluted	350.4	341.0

See Notes to Condensed Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
($ in millions) (unaudited)

	Three Months Ended
	May 3, 2014	May 4, 2013
Net earnings (loss) including noncontrolling interests	$461	$(73)
Foreign currency translation adjustments	3	(63)
Unrealized gain (loss) on available-for-sale investments	(1)	3
Comprehensive income (loss) including noncontrolling interests	463	(133)
Comprehensive loss attributable to noncontrolling interests	—	22
Comprehensive income (loss) attributable to Best Buy Co., Inc. shareholders	$463	$(111)

See Notes to Condensed Consolidated Financial Statements.

Consolidated Statements of Change in Shareholders' Equity
($ and shares in millions) (unaudited)

	Best Buy Co., Inc.
	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Best Buy Co., Inc.	Non- controlling Interests	Total
Balances at February 1, 2014	347	$35	$300	$3,159	$492	$3,986	$3	$3,989
Net earnings, three months ended May 3, 2014	—	—	—	461	—	461	—	461
Foreign currency translation adjustments	—	—	—	—	3	3	—	3
Unrealized losses on available-for-sale investments	—	—	—	—	(1)	(1)	—	(1)
Tax deficit from stock options exercised, restricted stock vesting and employee stock purchase plan	—	—	(2)	—	—	(2)	—	(2)
Issuance of common stock under employee stock purchase plan	—	—	4	—	—	4	—	4
Stock-based compensation	—	—	23	—	—	23	—	23
Restricted stock vested and stock options exercised	2	—	5	—	—	5	—	5
Common stock dividends, $0.17 per share	—	—	—	(58)	—	(58)	—	(58)
Balances at May 3, 2014	349	$35	$330	$3,562	$494	$4,421	$3	$4,424

Balances at February 2, 2013	338	$34	$54	$2,861	$112	$3,061	$654	$3,715
Net earnings (loss), three months ended May 4, 2013	—	—	—	(81)	—	(81)	8	(73)
Foreign currency translation adjustments	—	—	—	—	(33)	(33)	(30)	(63)
Unrealized gains on available-for-sale investments	—	—	—	—	3	3	—	3
Tax deficit from stock options exercised, restricted stock vesting and employee stock purchase plan	—	—	(9)	—	—	(9)		(9)
Issuance of common stock under employee stock purchase plan	1	—	7	—	—	7	—	7
Stock-based compensation	—	—	23	—	—	23	—	23
Restricted stock vested and stock options exercised	1	—	2	—	—	2	—	2
Common stock dividends, $0.17 per share	—	—	—	(57)	—	(57)	—	(57)
Balances at May 4, 2013	340	$34	$77	$2,723	$82	$2,916	$632	$3,548

See Notes to Condensed Consolidated Financial Statements.

Consolidated Statements of Cash Flows
($ in millions) (unaudited)

	Three Months Ended
	May 3, 2014	May 4, 2013
Operating activities
Net earnings (loss) including noncontrolling interests	$461	$(73)
Adjustments to reconcile net earnings (loss) including noncontrolling interests to total cash provided by (used in) operating activities:
Depreciation	161	200
Amortization of definite-lived intangible assets	—	10
Restructuring charges	3	59
Impairment of assets held for sale	—	175
Stock-based compensation	23	22
Realized gain on sale of subsidiary	—	(28)
Deferred income taxes	(401)	(16)
Other, net	3	13
Changes in operating assets and liabilities
Receivables	436	473
Merchandise inventories	121	702
Other assets	7	26
Accounts payable	(144)	(1,118)
Other liabilities	(312)	(362)
Income taxes	(50)	(88)
Total cash provided by (used in) operating activities	308	(5)

Investing activities
Additions to property and equipment	(111)	(174)
Purchases of investments	(496)	(1)
Sales of investments	224	12
Proceeds from sale of business, net of cash transferred upon sale	—	26
Change in restricted assets	21	22
Other, net	—	(1)
Total cash used in investing activities	(362)	(116)

Financing activities
Borrowings of debt	—	293
Repayments of debt	(6)	(885)
Dividends paid	(59)	(58)
Issuance of common stock under employee stock purchase plan and for the exercise of stock options	9	9
Other, net	3	—
Total cash used in financing activities	(53)	(641)
Effect of exchange rate changes on cash	(2)	7
Decrease in cash and cash equivalents	(109)	(755)
Cash and cash equivalents at beginning of period	2,678	1,826
Cash and cash equivalents at end of period	2,569	1,071
Less cash and cash equivalents held for sale	—	163
Cash and cash equivalents at end of period, excluding held for sale	$2,569	$908

See Notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements
(unaudited)

1.	Basis of Presentation

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

Description of Business

Historically, we have generated a higher proportion of our revenue and earnings in the fiscal fourth quarter, which includes the majority of the holiday shopping season in the U.S., Canada and Mexico. Due to the seasonal nature of our business, interim results are not necessarily indicative of results for the entire fiscal year. The interim financial statements and the related notes in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended February 1, 2014. The first three months of fiscal 2015 and fiscal 2014 included 13 weeks.

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

In preparing the accompanying condensed consolidated financial statements, we evaluated the period from May 4, 2014, through the date the financial statements were issued, for material subsequent events requiring recognition or disclosure. No such events were identified for this period.

2.	Assets and Liabilities Held for Sale and Discontinued Operations

Assets and Liabilities Held for Sale

On April 29, 2013, we entered into a definitive agreement with Carphone Warehouse Group plc ("CPW") to sell our 50% ownership interest in Best Buy Europe to CPW. As a result of our commitment to sell Best Buy Europe, we recognized a $175 million impairment (which is not tax deductible) in the first quarter of fiscal 2014 to write down the book value of our investment in Best Buy Europe to fair value based on expected net proceeds. The impairment reflected the impact of accumulated foreign currency losses due to the devaluation of the British pound sterling against the U.S. dollar since the time of our original acquisition of Best Buy Europe, which were expected to be recognized upon disposal.

On June 26, 2013, we completed the sale of Best Buy Europe in return for the following consideration upon closing: net cash of £341 million ($526 million); £80 million ($123 million) of ordinary shares of CPW; £25 million ($39 million), plus 2.5% interest, to be paid by CPW on June 26, 2014; and £25 million ($39 million), plus 2.5% interest, to be paid by CPW on June 26, 2015. We subsequently sold the ordinary shares of CPW for $123 million on July 3, 2013.

The assets and liabilities of Best Buy Europe as of May 4, 2013, are classified as held for sale in the Condensed Consolidated Balance Sheets and the results of Best Buy Europe are presented as discontinued operations in the Consolidated Statements of Earnings. The composition of assets and liabilities held for sale as of May 4, 2013, was as follows ($ in millions):

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

Discontinued operations are comprised of mindSHIFT Technologies, Inc. ("mindSHIFT") operations within our Domestic segment, which we sold in the fourth quarter of fiscal 2014, and Best Buy Europe operations within our International segment, as described above. The presentation of discontinued operations has been retrospectively applied to all prior periods presented.

The aggregate financial results of all discontinued operations for the three months ended May 4, 2013, were as follows ($ in millions):

Three Months Ended
May 4, 2013
Revenue	$1,463

Restructuring charges(1)	53

Loss from discontinued operations before income tax expense	(185)
Income tax expense(2)	(13)
Gain on sale of discontinued operations	28
Net loss from discontinued operations, including noncontrolling interests	(170)
Net earnings from discontinued operations attributable to noncontrolling interests	(8)
Net loss from discontinued operations attributable to Best Buy Co., Inc. shareholders	$(178)

(1)	See Note 5, Restructuring Charges, for further discussion of the restructuring charges associated with discontinued operations.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair value hierarchy requires the use of observable market data when available. In instances where the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following tables set forth by level within the fair value hierarchy, our financial assets and liabilities that were accounted for at fair value on a recurring basis at May 3, 2014, February 1, 2014, and May 4, 2013, according to the valuation techniques we used to determine their fair values ($ in millions).

		Fair Value Measurements Using Inputs Considered as
	Fair Value at May 3, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS
Cash and cash equivalents
Money market funds	$16	$16	$—	$—
Commercial paper	149	—	149	—
Treasury bills	100	100	—	—
Short-term investments
Commercial paper	234	—	234	—
Treasury bills	100	100	—	—
Other assets
Auction rate securities	9	—	—	9
Marketable securities that fund deferred compensation	96	96	—	—

LIABILITIES
Accrued liabilities
Foreign currency derivative instruments	8	—	8	—

		Fair Value Measurements Using Inputs Considered as
	Fair Value at February 1, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS
Cash and cash equivalents
Money market funds	$53	$53	$—	$—
Commercial paper	80	—	80	—
Treasury bills	263	263	—	—
Short-term investments
Commercial paper	100	—	100	—
Other current assets
Foreign currency derivative instruments	2	—	2	—
Other assets
Auction rate securities	9	—	—	9
Marketable securities that fund deferred compensation	96	96	—	—

LIABILITIES
Accrued liabilities
Foreign currency derivative instruments	5	—	5	—

		Fair Value Measurements Using Inputs Considered as
	Fair Value at May 4, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS
Cash and cash equivalents
Money market funds	$40	$40	$—	$—
Other assets
Auction rate securities	21	—	—	21
Marketable equity securities	3	3	—	—
Marketable securities that fund deferred compensation	90	90	—	—

LIABILITIES
Accrued liabilities
Foreign currency derivative instruments	5	—	5	—

ASSETS HELD FOR SALE
Short-term investments
Marketable equity securities	9	9	—	—
Other current assets
Money market funds (restricted assets)	34	34	—	—

There was no change in the beginning and ending balances of items measured at fair value on a recurring basis in the tables above that used significant unobservable inputs (Level 3) for the three months ended May 3, 2014, and May 4, 2013.

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

The following table summarizes the fair value remeasurements for non-restructuring property and equipment impairments and restructuring activities recorded during the three months ended May 3, 2014, and May 4, 2013 ($ in millions):

	Three Months Ended		Three Months Ended
	May 3, 2014		May 4, 2013
	Impairments	Remaining Net Carrying Value(1)	Impairments	Remaining Net Carrying Value(1)
Continuing operations
Property and equipment (non-restructuring)	$9	$—	$13	$—
Restructuring activities(2)
Property and equipment	1	—	1	—
Total continuing operations	$10	$—	$14	$—
Discontinued operations(3)
Property and equipment(4)	$—	$—	$220	$147
Tradename	—	—	4	22
Total discontinued operations	$—	$—	$224	$169

(1)	Remaining net carrying value approximates fair value.

(2)	See Note 5, Restructuring Charges, for additional information.

(3)	Property and equipment and tradename impairments associated with discontinued operations are recorded within loss from discontinued operations in our Consolidated Statements of Earnings.

(4)
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

All of the fair value remeasurements included in the table above were based on significant unobservable inputs (Level 3). Fixed asset fair values were derived using a DCF model to estimate the present value of net cash flows that the asset or asset group was expected to generate. The key inputs to the DCF model generally included our forecasts of net cash generated from revenue, expenses and other significant cash outflows, such as capital expenditures, as well as an appropriate discount rate. For the tradename, fair value was derived using the relief from royalty method. In the case of these specific assets, for which their impairment was the result of restructuring activities, no future cash flows have been assumed as the assets will cease to be used and expected sale values are nominal.

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

4.    Goodwill and Intangible Assets

The changes in the carrying values of goodwill and indefinite-lived tradenames by segment were as follows in the three months ended May 3, 2014, and May 4, 2013 ($ in millions):

	Goodwill			Indefinite-lived Tradenames
	Domestic	International	Total	Domestic	International	Total
Balances at February 1, 2014	$425	$—	$425	$19	$82	$101
Changes in foreign currency exchange rates	—	—	—	—	(1)	(1)
Balances at May 3, 2014	$425	$—	$425	$19	$81	$100

	Goodwill			Indefinite-lived Tradenames
	Domestic	International	Total	Domestic	International	Total
Balances at February 2, 2013	$528	$—	$528	$19	$112	$131
Transfer of assets held for sale	—	—	—	—	(22)	(22)
Impairments	—	—	—	—	(4)	(4)
Balances at May 4, 2013	$528	$—	$528	$19	$86	$105

The following table provides the gross carrying amount of goodwill and cumulative goodwill impairment losses ($ in millions):

	May 3, 2014		February 1, 2014		May 4, 2013
	Gross Carrying Amount	Cumulative Impairment	Gross Carrying Amount(1)	Cumulative Impairment(1)	Gross Carrying Amount(2)	Cumulative Impairment(2)
Goodwill	$1,308	$(883)	$1,308	$(883)	$1,412	$(884)

(1)	Excludes the gross carrying amount and cumulative impairment related to Best Buy Europe and mindSHIFT goodwill, which were sold during fiscal 2014.

(2)	Excludes the gross carrying amount and cumulative impairment related to Best Buy Europe goodwill classified as held for sale.

5.    Restructuring Charges

Summary

Charges incurred in the three months ended May 3, 2014, and May 4, 2013, for our restructuring activities were as follows ($ in millions):

	Three Months Ended
	May 3, 2014	May 4, 2013
Continuing operations
Renew Blue	$7	$6
Fiscal 2013 U.S. restructuring	(4)	—
Total continuing operations	3	6
Discontinued operations (Note 2)
Fiscal 2013 Europe restructuring	—	53
Total	$3	$59

Renew Blue

In the fourth quarter of fiscal 2013, we began implementing initiatives intended to reduce costs and improve operating performance. These initiatives included focusing on core business activities, reducing headcount, updating our store operating model and optimizing our real estate portfolio. These cost reduction initiatives represented one of the key Renew Blue priorities for fiscal 2014 and cost reduction continues to be a priority in fiscal 2015. We incurred $7 million and $6 million of restructuring charges related to Renew Blue initiatives during the first three months of fiscal 2015 and 2014, respectively. The charges in the first quarter of fiscal 2015 were primarily due to employee termination benefits from new actions taken, partially offset by adjustments to reduce the termination benefits liability related to previous actions and adjustments to facility closure cost liabilities due to changes in sublease assumptions. We expect to continue to implement cost reduction initiatives throughout fiscal 2015, as we further analyze our operations and strategies.

All restructuring charges related to this program are from continuing operations. Inventory write-downs are presented in restructuring charges - cost of goods sold and the remainder of restructuring charges are presented in restructuring charges in our Consolidated Statements of Earnings. The composition of the restructuring charges we incurred for this program in the three months ended May 3, 2014, and May 4, 2013, as well as the cumulative amount incurred through May 3, 2014, was as follows ($ in millions):

	Domestic			International			Total
	Three Months Ended		Cumulative Amount	Three Months Ended		Cumulative Amount	Three Months Ended		Cumulative Amount
	May 3, 2014	May 4, 2013		May 3, 2014	May 4, 2013		May 3, 2014	May 4, 2013
Continuing operations
Inventory write-downs	$—	$—	$1	$—	$—	$—	$—	$—	$1
Property and equipment impairments	—	1	14	1	—	26	1	1	40
Termination benefits	6	—	158	2	4	39	8	4	197
Investment impairments	—	—	43	—	—	—	—	—	43
Facility closure and other costs	—	—	3	(2)	1	59	(2)	1	62
Total	$6	$1	$219	$1	$5	$124	$7	$6	$343

The following table summarizes our restructuring accrual activity during the three months ended May 3, 2014, and May 4, 2013, related to termination benefits and facility closure and other costs associated with this program ($ in millions):

	Termination Benefits	Facility Closure and Other Costs	Total
Balances at February 1, 2014	$111	$51	$162
Charges	22	2	24
Cash payments	(26)	(6)	(32)
Adjustments(1)	(14)	(5)	(19)
Changes in foreign currency exchange rates	—	(5)	(5)
Balances at May 3, 2014	$93	$37	$130

(1)	Adjustments to termination benefits were due to higher-than-expected employee retention. Adjustments to facility closure and other costs represent changes in sublease assumptions.

	Termination Benefits	Facility Closure and Other Costs	Total
Balances at February 2, 2013	$54	$54	$108
Charges	4	4	8
Cash payments	(35)	(3)	(38)
Adjustments	(2)	8	6
Changes in foreign currency exchange rates	—	(1)	(1)
Balances at May 4, 2013	$21	$62	$83

Fiscal 2013 U.S. Restructuring

In the first quarter of fiscal 2013, we initiated a series of actions to restructure operations in our Domestic segment intended to improve operating performance. The actions included closure of 49 large-format Best Buy branded stores in the U.S. and changes to the store and corporate operating models. The costs of implementing the changes were primarily comprised of facility closure costs, employee termination benefits, and property and equipment (primarily store fixtures) impairments. We have completed activities under this restructuring program and do not expect to incur further material restructuring charges, with the exception of potential adjustments to facility closure and other cost liabilities as a result of changes in sublease assumptions or lease buyouts. In addition, lease payments for vacated stores will continue until leases expire or are terminated.

The restructuring charges related to this program are from continuing operations and are presented in restructuring charges in our Consolidated Statements of Earnings. The composition of the cumulative restructuring charges we incurred for this program through May 3, 2014, was as follows ($ in millions):

Cumulative Amount through May 3, 2014

Continuing operations
Property and equipment impairments	$29
Termination benefits	77
Facility closure and other costs, net	141
Total	$247

The following table summarizes our restructuring accrual activity during the three months ended May 3, 2014, and May 4, 2013, related to termination benefits and facility closure and other costs associated with this program ($ in millions):

Facility Closure and Other Costs
Balances at February 1, 2014	$58
Charges	1
Cash payments	(6)
Adjustments	(4)
Balances at May 3, 2014	$49

	Termination Benefits	Facility Closure and Other Costs	Total
Balances at February 2, 2013	$4	$113	$117
Charges	—	2	2
Cash payments	(2)	(9)	(11)
Adjustments	(2)	(4)	(6)
Balances at May 4, 2013	$—	$102	$102

Fiscal 2013 Europe Restructuring

In the third quarter of fiscal 2013, we initiated a series of actions to restructure our Best Buy Europe operations in our International segment intended to improve operating performance. As described in Note 2, Assets Held for Sale and Discontinued Operations, we agreed to sell our 50% ownership interest in Best Buy Europe in the first quarter of fiscal 2014, and the sale was completed on June 26, 2013. This program ended as of the date of sale, at which time we wrote off all remaining restructuring liabilities. The cumulative amount of charges we incurred under this program was $131 million, which included $53 million in the first quarter of fiscal 2014, primarily related to property and equipment impairments. All restructuring charges related to this program are reported within loss from discontinued operations in our Consolidated Statements of Earnings.

The following table summarizes our restructuring accrual activity during the three months ended May 4, 2013, related to termination benefits and facility closure and other costs associated with this program ($ in millions):

	Termination Benefits	Facility Closure and Other Costs	Total
Balances at February 2, 2013	$—	$5	$5
Charges	2	2	4
Cash payments	(1)	(4)	(5)
Balances at May 4, 2013	$1	$3	$4

Fiscal 2012 Restructuring

In the third quarter of fiscal 2012, we implemented a series of actions to restructure operations in our Domestic and International segments. The actions within our Domestic segment included a decision to modify our strategy for certain mobile broadband offerings. In our International segment, we closed our large-format Best Buy branded stores in the U.K. and impaired certain information technology assets supporting the restructured operations. The cumulative amount of charges we incurred under this program was $246 million, comprised of $22 million within our Domestic segment and $224 million within our International segment, primarily related to property and equipment impairments and facility closure and other costs. We did not incur any charges related to this program in the first three months of fiscal 2015 or 2014 and do not expect to incur further material restructuring charges related to this program, as we have completed these restructuring activities.

The following table summarizes our restructuring accrual activity during the three months ended May 4, 2013, related to facility closure and other costs associated with this program ($ in millions):

Facility Closure and Other Costs
Balances at February 2, 2013	$36
Cash payments	(29)
Changes in foreign currency exchange rates	(2)
Balances at May 4, 2013	$5

6.    Debt

Long-Term Debt

Long-term debt consisted of the following ($ in millions):

	May 3, 2014	February 1, 2014	May 4, 2013
2013 Notes	$—	$—	$500
2016 Notes	349	349	349
2018 Notes	500	500	—
2021 Notes	649	649	648
Financing lease obligations	90	95	116
Capital lease obligations	59	63	72
Other debt	1	1	1
Total long-term debt	1,648	1,657	1,686
Less: current portion(1)	(44)	(45)	(544)
Total long-term debt, less current portion	$1,604	$1,612	$1,142

(1)	Our 2013 Notes due July 15, 2013, which were retired on July 15, 2013, are classified in the current portion of long-term debt as of May 4, 2013.

The fair value of long-term debt approximated $1,705 million, $1,690 million, and $1,729 million at May 3, 2014, February 1, 2014, and May 4, 2013, respectively, based primarily on the market prices quoted from external sources, compared with carrying values of $1,648 million, $1,657 million, and $1,686 million, respectively. If long-term debt was measured at fair value in the financial statements, it would be classified primarily as Level 1 in the fair value hierarchy.

See Note 7, Debt, in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended February 1, 2014, for additional information regarding the terms of our debt facilities, debt instruments and other obligations.

7.    Derivative Instruments

We use foreign currency forward contracts to manage the impact of fluctuations in foreign currency exchange rates relative to recognized receivable and payable balances denominated in non-functional currencies, and on certain forecast inventory purchases denominated in non-functional currencies. The contracts generally have terms of up to 12 months. These derivative instruments are not designated in hedging relationships and, therefore, we record gains and losses on these contracts directly to net earnings. At May 3, 2014, February 1, 2014, and May 4, 2013, the notional amount of these instruments was $140 million, $157 million, and $51 million, respectively. We recognized a loss of $3 million and a gain of $1 million in selling, general and administrative expenses ("SG&A") in our Consolidated Statements of Earnings during the three months ended May 3, 2014, and May 4, 2013, respectively, related to these instruments.

In conjunction with our agreement to sell our 50% ownership interest in Best Buy Europe as described in Note 2, Assets and Liabilities Held for Sale and Discontinued Operations, we entered into a deal-contingent foreign currency forward contract to hedge £455 million of the total £471 million of net proceeds. The notional amount of this instrument was $708 million based on the exchange rates in effect at May 4, 2013. A $4 million loss was recognized in loss from discontinued operations in our Consolidated Statements of Earnings related to this instrument in the three months ended May 4, 2013. The contract was settled in cash following the completion of the sale on June 26, 2013.

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

The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings per share from continuing operations attributable to Best Buy Co., Inc. ($ and shares in millions):

	Three Months Ended
	May 3, 2014	May 4, 2013
Numerator
Net earnings from continuing operations attributable to Best Buy Co., Inc.	$461	$97

Denominator
Weighted-average common shares outstanding	347.4	339.0
Effect of potentially dilutive securities:
Nonvested share awards	3.0	2.0
Weighted-average common shares outstanding, assuming dilution	350.4	341.0

Net earnings per share from continuing operations attributable to Best Buy Co., Inc.
Basic	$1.33	$0.29
Diluted	$1.31	$0.29

The computation of weighted-average common shares outstanding, assuming dilution, excluded options to purchase 16.2 million and 25.1 million shares of our common stock for the three months ended May 3, 2014, and May 4, 2013, respectively. These amounts were excluded as the options’ exercise prices were greater than the average market price of our common stock for the periods presented and, therefore, the effect would be anti-dilutive (i.e., including such options would result in higher earnings per share).

9.    Comprehensive Income

The following tables provide a reconciliation of the components of accumulated other comprehensive income, net of tax, attributable to Best Buy Co., Inc. for the three months ended May 3, 2014, and May 4, 2013, respectively ($ in millions):

	Foreign Currency Translation	Available-For-Sale Investments	Total
Balances at February 1, 2014	$485	$7	$492
Foreign currency translation adjustments	3	—	3
Unrealized losses on available-for-sale investments	—	(1)	(1)
Balances at May 3, 2014	$488	$6	$494

	Foreign Currency Translation	Available-For-Sale Investments	Total
Balances at February 2, 2013	$113	$(1)	$112
Foreign currency translation adjustments	(33)	—	(33)
Unrealized gains on available-for-sale investments	—	3	3
Balances at May 4, 2013	$80	$2	$82

There is no tax impact related to foreign currency translation adjustments, as the earnings are considered permanently reinvested.

10.    Income Taxes

As disclosed in Note 3, Profit Share Buy-Out, in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended February 1, 2014, in the fourth quarter of fiscal 2012, we purchased CPW’s interest in the Best Buy Mobile profit share agreement for $1.3 billion (the “Mobile buy-out”). The Mobile buy-out completed by our U.K. subsidiary resulted in the $1.3 billion purchase price being assigned, for U.S. tax purposes only, to an intangible asset. The Mobile buy-out did not, however, result in a similar intangible asset in the U.K., as the Mobile buy-out was considered part of a tax-free equity transaction for U.K. tax purposes.

Because the U.S. tax basis in the intangible asset was considered under U.S. tax law to be held by our U.K. subsidiary, which is regarded as a foreign corporation for U.S. tax purposes, ASC 740, Income Taxes, requires that no deferred tax asset may be recorded in respect of the intangible asset. ASC 740-30-25-9 also precludes the recording of a deferred tax asset on the outside basis difference of the U.K. subsidiary. As a result, the amortization of the U.S. tax basis in the intangible asset only resulted in a periodic income tax benefit by reducing the amount of the U.K. subsidiary’s income, if any, that would otherwise have been subject to U.S. income taxes.

In the first quarter of fiscal 2015, we filed an election with the Internal Revenue Service to treat the U.K. subsidiary as a disregarded entity such that its assets are now deemed to be assets held directly by a U.S. entity for U.S. tax purposes. This tax-only election, which results in the liquidation of the U.K. subsidiary for U.S. tax purposes, resulted in the elimination of the Company’s outside basis difference in the U.K. subsidiary. Additionally, the election resulted in the recognition of a deferred tax asset (and corresponding income tax benefit) for the remaining unrecognized inside tax basis in the intangible, in a manner similar to a change in tax status as provided in ASC 740-10-25-32.

Our effective tax rate for the first quarter of fiscal 2015 was (155.6)%, compared to 33.4% in the prior year period. Without the impact of the election described above, which contributed to an income tax benefit of $353 million, the effective tax rate for the first quarter of fiscal 2015 would have been 40.1%. The 40.1% effective tax rate was higher than the prior year primarily due to certain favorable discrete items in the prior-year period and the unfavorable ongoing periodic impact as a result of the election described above.

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

We do not aggregate our operating segments, so our operating segments also represent our reportable segments. The accounting policies of the segments are the same as those described in Note 1, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended February 1, 2014.

Revenue by reportable segment was as follows ($ in millions):

	Three Months Ended
	May 3, 2014	May 4, 2013
Domestic	$7,781	$7,946
International	1,254	1,401
Total revenue	$9,035	$9,347

Operating income (loss) by reportable segment and the reconciliation to earnings from continuing operations before income tax (benefit) expense were as follows ($ in millions):

	Three Months Ended
	May 3, 2014	May 4, 2013
Domestic	$226	$222
International	(29)	(54)
Total operating income	197	168
Other income (expense)
Investment income and other	6	5
Interest expense	(23)	(27)
Earnings from continuing operations before income tax (benefit) expense	$180	$146

Assets by reportable segment were as follows ($ in millions):

	May 3, 2014	February 1, 2014	May 4, 2013
Domestic	$11,514	$11,146	$9,363
International	2,397	2,867	4,968
Total assets	$13,911	$14,013	$14,331

12.    Contingencies

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

Securities Actions

In February 2011, a purported class action lawsuit captioned, IBEW Local 98 Pension Fund, individually and on behalf of all others similarly situated v. Best Buy Co., Inc., et al., was filed against us and certain of our executive officers in the U.S. District Court for the District of Minnesota. This federal court action alleges, among other things, that we and the officers named in the complaint violated Sections 10(b) and 20A of the Exchange Act and Rule 10b-5 under the Exchange Act in connection with press releases and other statements relating to our fiscal 2011 earnings guidance that had been made available to the public. Additionally, in March 2011, a similar purported class action was filed by a single shareholder, Rene LeBlanc, against us and certain of our executive officers in the same court. In July 2011, after consolidation of the IBEW Local 98 Pension Fund and Rene LeBlanc actions, a consolidated complaint captioned, IBEW Local 98 Pension Fund v. Best Buy Co., Inc., et al., was filed and served. We filed a motion to dismiss the consolidated complaint in September 2011, and in March 2012, subsequent to the end of fiscal 2012, the court issued a decision dismissing the action with prejudice. In April 2012, the plaintiffs filed a motion to alter or amend the court's decision on our motion to dismiss. In October 2012, the court granted plaintiff's motion to alter or amend the court's decision on our motion to dismiss in part by vacating such decision and giving plaintiff leave to file an amended complaint, which plaintiff did in October 2012. We filed a motion to dismiss the amended complaint in November 2012 and all responsive pleadings were filed in December 2012. A hearing was held on April 26, 2013. On August 5, 2013, the court issued an order granting our motion to dismiss in part and, contrary to its March 2012 order, denying the motion to dismiss in part, holding that certain of the statements alleged to have been made were not forward-looking statements and therefore were not subject to the “safe-harbor” provisions of the Private Securities Litigation Reform Act (PSLRA). Plaintiffs moved to certify the purported class. Following briefing and oral argument in March 2014, the court took the matter under advisement, staying discovery pending a decision which is expected in late spring or summer of 2014. We continue to believe that these allegations are without merit and intend to vigorously defend our company in this matter.

In June 2011, a purported shareholder derivative action captioned, Salvatore M. Talluto, Derivatively and on Behalf of Best Buy Co., Inc. v. Richard M. Schulze, et al., as Defendants and Best Buy Co., Inc. as Nominal Defendant, was filed against both present and former members of our Board of Directors serving during the relevant periods in fiscal 2011 and us as a nominal defendant in the U.S. District Court for the State of Minnesota. The lawsuit alleges that the director defendants breached their fiduciary duty, among other claims, including violation of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder, in failing to correct public misrepresentations and material misstatements and/or omissions regarding our fiscal 2011 earnings projections and, for certain directors, selling stock while in possession of material adverse non-public information. Additionally, in July 2011, a similar purported class action was filed by a single shareholder, Daniel Himmel, against us and certain of our executive officers in the same court. In November 2011, the respective lawsuits of Salvatore M. Talluto and Daniel Himmel were consolidated into a new action captioned, In Re: Best Buy Co., Inc. Shareholder Derivative Litigation, and a stay ordered pending the close of discovery in the consolidated IBEW Local 98 Pension Fund v. Best Buy Co., Inc., et al. case.

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

Unless the context otherwise requires, the use of the terms “Best Buy,” “we,” “us,” and “our” in the following refers to Best Buy Co., Inc. and its consolidated subsidiaries.

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

Our MD&A should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended February 1, 2014, as well as our reports on Forms 10-Q and 8-K and other publicly available information. All amounts herein are unaudited.

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

Throughout this MD&A, we refer to comparable sales. Comparable sales is a commonly used metric in the retail industry, which compares revenue for a particular period with the corresponding period in the prior year, excluding the impact of sales from new stores opened or closed stores. Our comparable sales is comprised of revenue from stores, websites and call centers operating for at least 14 full months, as well as revenue related to certain other comparable sales channels. Relocated stores, as well as remodeled, expanded, and downsized stores closed more than 14 days, are excluded from the comparable sales calculation until at least 14 full months after reopening. Acquisitions are included in the comparable sales calculation beginning with the first full quarter following the first anniversary of the date of the acquisition. The calculation of comparable sales excludes the impact of revenue from discontinued operations. The portion of the calculation of comparable sales attributable to our International segment excludes the effect of fluctuations in foreign currency exchange rates. Comparable online sales are included in our comparable sales calculation. The method of calculating comparable sales varies across the retail industry. As a result, our method of calculating comparable sales may not be the same as other retailers' methods.

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

This MD&A includes financial information prepared in accordance with accounting principles generally accepted in the United States ("GAAP"), as well as certain non-GAAP financial measures such as non-GAAP operating income, non-GAAP net earnings from continuing operations, non-GAAP diluted earnings per share from continuing operations and non-GAAP debt to earnings before goodwill impairment, interest, income taxes, depreciation, amortization and rent ("EBITDAR") ratio. Generally, a non-GAAP financial measure is a numerical measure of financial performance, financial position or cash flows that excludes (or includes) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with GAAP. The non-GAAP financial measures should be viewed as a supplement to, and not a substitute for, financial measures presented in accordance with GAAP. Non-GAAP measures as presented herein may not be comparable to similarly titled measures used by other companies.

We believe that the non-GAAP measures described above provide meaningful supplemental information to assist shareholders in understanding our financial results and assessing our prospects for future performance. Management believes non-GAAP operating income, non-GAAP net earnings from continuing operations and non-GAAP diluted earnings per share from continuing operations are important indicators of our operations because they exclude items that may not be indicative of, or are unrelated to, our core operating results and provide a baseline for analyzing trends in our underlying businesses. Management makes standard adjustments for items such as restructuring charges, goodwill impairments, non-restructuring asset impairments and gains or losses on sales of investments, as well as adjustments for other items that may arise during the period and have a meaningful impact on comparability. To measure non-GAAP operating income, we removed the impact of non-restructuring asset impairments and restructuring charges from our calculation of operating income. Non-GAAP net earnings from continuing operations was calculated by removing the after-tax impact of operating income adjustments, as well as the income tax impact of reorganizing certain European legal entities from our calculation of net earnings from continuing operations. To measure non-GAAP diluted earnings per share from continuing operations, we excluded the per share impact of net earnings adjustments from our calculation of diluted earnings per share. Management believes our non-GAAP debt to EBITDAR ratio is an important indicator of our creditworthiness. Because non-GAAP financial measures are not standardized, it may not be possible to compare these financial measures with other companies' non-GAAP financial measures having the same or similar names. These non-GAAP financial measures are an additional way of viewing aspects of our operations that, when viewed with our GAAP results and the reconciliations to corresponding GAAP financial measures within our discussion of consolidated performance below, provide a more complete understanding of our business. We strongly encourage investors and shareholders to review our financial statements and publicly-filed reports in their entirety and not to rely on any single financial measure.

Business Strategy Update

In the fall of 2012, we laid out for investors the state of our business and summarized the challenges we faced by articulating two fundamental problems: (1) declining comparable sales and (2) shrinking margins. To address the problems and achieve our goal of becoming the leading authority and destination for technology products and services, we revealed plans for our Renew Blue transformation.

In the first quarter of fiscal 2015, we delivered just over $9 billion in revenue and $0.33 in non-GAAP diluted earnings per share. As expected, Domestic comparable sales declined 1.3%, in a context where sales in the Consumer Electronics industry continued to decline. Nevertheless, we believe we achieved market share gains in the U.S. helped by our improved price competitiveness and an enhanced customer experience focused on advice, service and convenience. This was evidenced by our 250 basis-point year-over-year improvement in our Net Promoter Score.

We also made progress in our Renew Blue transformation. In our Annual Report on Form 10-K for the fiscal year ended February 1, 2014, we outlined our 24-month Renew Blue road map to address three key business imperatives, which are to improve our operational performance; build our foundational capabilities to unlock future growth strategies; and leverage our unique assets to create a differentiated value proposition that is meaningful to our customers and our vendors. The road map is built around eight priorities and highlights of our progress in the first quarter of fiscal 2015 include the following:

Merchandising. During the first quarter of fiscal 2015, we continued to add compelling and differentiated in-store customer experiences in several key categories, including appliances, home theater and mobile. In the appliance category, we opened six new Pacific Kitchen and Home stores-within-a-store and expect to add up to 50 more this year. In home theater, we opened two new Magnolia Design Center stores-within-a-store and expect to add up to 20 more this year. Also in home theater, based on the success of our existing vendor partnerships, we are launching two new partnerships – one with Samsung and one with Sony. By the end of the third quarter, we expect to have 500 new Samsung Entertainment and 350 new Sony Experience stores-within-a-store. In the mobile category during the quarter, we introduced the selling of new installment billing plans with Sprint and Verizon and will begin selling AT&T’s late in the second quarter of fiscal 2015.

Marketing. During the quarter, we continued to evolve our marketing to more targeted, personalized and relevant customer communication, including continuing to shift away from traditional TV advertising to more targeted and relevant digital marketing. We also began to leverage the early benefits of our new customer database.

Online. We continued to leverage our ship-from-store, digital marketing, and enhanced site functionality to drive a 29.2% increase in Domestic comparable online sales. Our ship-from-store capabilities allowed us to drive improved margins on clearance and end-of-life inventory that has been historically trapped in our stores. We also enhanced our customer shopping experience around gifting - with inspirational gift centers for Valentine’s Day, Easter and Mother’s Day - and continued to raise customer engagement by increasing our product reviews by more than 20% since last quarter.

Retail Stores. We implemented changes to the field and store structure to consolidate and simplify the field organizational structure, reorganize the field structure around key markets with the goal of having a local strategy for each of those markets, and reduced the number of management-level roles within the stores. While we have lowered our overall labor costs, we have increased the percentage of our retail labor that is customer-facing.

Supply Chain. We continued to leverage and transform our distribution and fulfillment capabilities. The first quarter of fiscal 2015 was the first full quarter that we were able to ship out of all of our 1,400 retail stores. This capability not only contributed to our online growth, but also to our online conversion and Net Promoter Score by meaningfully reducing our “out-of-stock” messages. It is also allowing us to increase our speed of delivery to our customers, which we expect to more significantly leverage as we continue to build a more rapid delivery and fulfillment model.

Geek Squad Services. During the first quarter of fiscal 2015, we continued to reduce our legacy cost structure through operational efficiencies and significantly improved our services Net Promoter Score. Looking ahead, we are working on refining our existing service offerings, improving the merchandising of our services, and building new offerings that meet the needs of customers in the context of today’s rapidly-evolving technology environment.

Cost Structure. In the first quarter of fiscal 2015, we eliminated an additional $95 million in annualized costs, taking our total Renew Blue cost reductions to $860 million, towards our target of $1 billion.

Fiscal 2015 Trends

As discussed in our Annual Report on Form 10-K for the fiscal year ended February 1, 2014, we expect to generate less revenue from our credit card agreement in fiscal 2015 than in fiscal 2014. In the first quarter of fiscal 2015, we experienced a total revenue decline of $47 million related to our credit card agreement, which included the benefit of $16 million of transitional items that we do not expect to continue in future quarters. The impact of our credit card agreement on our revenue is substantially the same as the impact on our gross profit and operating income. Also in the first quarter of fiscal 2015, we reorganized certain foreign legal entities to simplify our overall tax structure which resulted in an accelerated non-cash tax benefit of approximately $353 million, or $1.01 per diluted share (refer to Note 10, Income Taxes, in the Notes to Condensed Consolidated Financial Statements). This benefit has historically been recognized on a periodic basis, and as a result of the acceleration, there will be no future earnings benefit. Therefore, we expect to have a higher income tax rate going forward. We estimate that the impact of this and other known discrete income tax items will affect the quarterly fiscal 2015 diluted earnings per share on a year-over-year basis as follows: (1) flat to positive $0.01 in the second quarter of fiscal 2015; (2) flat to negative $0.01 in the third quarter of fiscal 2015; and (3) negative $0.09 to $0.10 in the fourth quarter of fiscal 2015. For cash tax purposes, the benefit from the reorganization will continue to be amortized.

As we look forward to the second and third quarters of fiscal 2015, we are expecting to see continued industry-wide sales declines in many of the consumer electronics categories in which we compete. We are also expecting ongoing softness in the mobile phone category as consumers eagerly await highly-anticipated new product launches later in the year. Consequently, absent any major product launches, we are expecting comparable sales to be negative in the low-single digits in both the second and third quarters. From an operating income rate perspective, we are expecting the negative operating income impacts that we have been discussing each quarter – including ongoing investments in price competitiveness, our Renew Blue SG&A investments, and the negative impact of our new credit card agreement – to continue, but to be significantly offset by our Renew Blue cost reductions.

Results of Operations

In order to align our fiscal reporting periods and comply with statutory filing requirements in certain foreign jurisdictions, we consolidate the financial results of our China and Mexico operations on a one-month lag. Consistent with such consolidation, the financial and non-financial information presented in our MD&A relative to these operations is also presented on a one-month lag. Our policy is to accelerate recording the effect of events occurring in the lag period that significantly affect our consolidated financial statements. There were no significant intervening events which would have materially affected our financial condition, results of operations, liquidity or other factors had they been recorded during the three months ended May 3, 2014.

Discontinued Operations Presentation

Discontinued operations are comprised of mindSHIFT operations within our Domestic segment and Best Buy Europe operations within our International segment. Unless otherwise stated, financial results discussed herein refer to continuing operations.

Consolidated Performance Summary

Net earnings from continuing operations for the first quarter of fiscal 2015 increased $364 million from the prior-year period. The increase was largely the result of an accelerated non-cash income tax benefit from reorganizing certain European legal entities to simplify our overall tax structure, as well as our Renew Blue cost reduction initiatives, which contributed to a decrease in SG&A expenses in both segments.

The following table presents selected consolidated financial data ($ in millions, except per share amounts):

	Three Months Ended
	May 3, 2014	May 4, 2013
Revenue	$9,035	$9,347
Revenue % decline	(3.3)%	(9.6)%
Comparable sales % decline	(1.9)%	(1.4)%
Gross profit	$2,020	$2,158
Gross profit as a % of revenue(1)	22.4%	23.1%
SG&A	$1,820	$1,984
SG&A as a % of revenue(1)	20.1%	21.2%
Restructuring charges	$3	$6
Operating income	$197	$168
Operating income as a % of revenue	2.2%	1.8%
Net earnings from continuing operations	$461	$97
Loss from discontinued operations(2)	$—	$(178)
Net earnings (loss) attributable to Best Buy Co., Inc. shareholders	$461	$(81)
Diluted earnings per share from continuing operations	$1.31	$0.29
Diluted earnings (loss) per share	$1.31	$(0.24)

(1)
Because retailers vary in how they record costs of operating their supply chain between cost of goods sold and SG&A, our gross profit rate and SG&A rate may not be comparable to other retailers’ corresponding rates. For additional information regarding costs classified in cost of goods sold and SG&A, refer to Note 1, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended February 1, 2014.

(2)	Includes both net loss from discontinued operations and net earnings from discontinued operations attributable to noncontrolling interests.

The components of the 3.3% revenue decrease for the first quarter of fiscal 2015 were as follows:

Three Months Ended
May 3, 2014
Comparable sales impact	(1.9)%
Impact of foreign currency exchange rate fluctuations	(0.7)%
Non-comparable sales(1)	(0.6)%
Net store changes	(0.1)%
Total revenue decrease	(3.3)%

(1)
Non-comparable sales reflects the impact of revenue streams not included within our comparable sales calculation, such as credit card revenue, gift card breakage and sales of merchandise to wholesalers and dealers.

The gross profit rate decreased by 0.7% of revenue in the first quarter of fiscal 2015. Gross profit rate declines in our Domestic and International segments accounted for a decrease of 0.6% and 0.1%, respectively. For further discussion of each segment’s gross profit rate changes, see Segment Performance Summary below.

The SG&A rate decreased by 1.1% of revenue in the first quarter of fiscal 2015. SG&A rate declines in our Domestic and International segments accounted for a decrease of 0.8% of revenue and 0.3% of revenue, respectively. For further discussion of each segment’s SG&A rate changes, see Segment Performance Summary below.

Operating income increased $29 million and our operating income rate increased to 2.2% of revenue in the first quarter of fiscal 2015, compared to 1.8% of revenue in the first quarter of fiscal 2014. The increase in operating income was primarily due to lower SG&A expenses driven by Renew Blue cost reduction initiatives.

Income Tax (Benefit) Expense

Income tax decreased to a benefit of $281 million in the first quarter of fiscal 2015 compared to an expense of $49 million in the prior-year period, primarily due to a $353 million discrete benefit resulting from reorganizing certain European legal entities. Our effective income tax rate in the first quarter of fiscal 2015 was (155.6)% compared to a rate of 33.4% in the first quarter of fiscal 2014. The decrease in the effective income tax rate was also primarily due to the discrete benefit described above. Excluding the impact of this discrete benefit, the effective tax rate for the first quarter of fiscal 2015 would have been 40.1%, which was higher than the prior year primarily due to certain favorable discrete items in the prior-year period and the unfavorable periodic impact as a result of reorganizing certain European legal entities. Refer to Note 10, Income Taxes, in the Notes to Condensed Consolidated Financial Statements for additional information.

Our tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. We update our estimate of the annual effective tax rate each quarter, and we make a cumulative adjustment if our estimated tax rate changes. These interim estimates are subject to variation due to several factors, including our ability to accurately forecast our pre-tax and taxable income and loss by jurisdiction, tax audit developments, changes in laws or regulations, and expenses or losses for which tax benefits are not recognized. Our effective tax rate can be more or less volatile based on the amount of pre-tax income. For example, the impact of discrete items and non-deductible losses on our effective tax rate is greater when our pre-tax income is lower.

In addition, our consolidated effective tax rate is impacted by the statutory income tax rates applicable to each of the jurisdictions in which we operate. As our foreign earnings are generally taxed at lower statutory rates than the 35% U.S. statutory rate, changes in the proportion of our consolidated taxable earnings originating in foreign jurisdictions impact our consolidated effective rate. Our foreign earnings have been indefinitely reinvested outside the U.S. and are not subject to current U.S. income tax.

Discontinued Operations

There were no results from discontinued operations in the first quarter of fiscal 2015, compared to a loss of $178 million in the first quarter of fiscal 2014. The loss from discontinued operations in the first three months of fiscal 2014 was primarily the result of the non-cash impairment of our investment in Best Buy Europe and increased restructuring charges, partially offset by a first quarter gain on the sale of Best Buy Europe's fixed-line business in Switzerland and a tax allocation benefit between continuing and discontinued operations. Refer to Note 2, Assets and Liabilities Held for Sale and Discontinued Operations, in the Notes to Condensed Consolidated Financial Statements for additional information.

Non-GAAP Financial Measures

The following table reconciles operating income, net earnings, and diluted earnings per share for the periods presented from continuing operations (GAAP financial measures) to non-GAAP operating income, non-GAAP net earnings, and non-GAAP diluted earnings per share from continuing operations for the periods presented ($ in millions, except per share amounts).

	Three Months Ended
	May 3, 2014	May 4, 2013(1)
Operating income	$197	$168
Non-restructuring asset impairments	9	12
Restructuring charges	3	6
Non-GAAP operating income	$209	$186

Net earnings from continuing operations	$461	$97
After-tax impact of non-restructuring asset impairments	6	9
After-tax impact of restructuring charges	2	4
Income tax impact of Europe legal entity reorganization	(353)	—
Non-GAAP net earnings from continuing operations	$116	$110

Diluted earnings per share from continuing operations	$1.31	$0.29
Per share impact of non-restructuring asset impairments	0.02	0.02
Per share impact of restructuring charges	0.01	0.01
Per share impact of income tax impact of Europe legal entity reorganization	(1.01)	—
Non-GAAP diluted earnings per share from continuing operations	$0.33	$0.32

(1)
Amounts include the pre-tax impact of $44 million of net proceeds from LCD settlements reached in the first quarter of fiscal 2014, as we did not exclude LCD settlements prior to the material settlements reached in the second quarter of fiscal 2014.

Non-GAAP operating income increased $23 million, or 0.3% of revenue, in the first quarter of fiscal 2015 compared to the prior-year period. The increase was driven by SG&A cost reductions in both segments primarily due to the realization of our Renew Blue cost reduction initiatives and tighter expense management, partially offset by a decrease in gross profit due to lower revenue and a lower gross profit rate. The increase in operating income resulted in a slight year-over-year increase in non-GAAP net earnings from continuing operations and non-GAAP diluted earnings per share from continuing operations in the first quarter of fiscal 2015 compared to the prior-year period.

Segment Performance Summary

Domestic

The Domestic segment experienced a decrease in revenue in the first quarter of fiscal 2015, which was primarily driven by a comparable sales decline of 1.3%. However, comparable online sales continue to experience strong growth of 29.2% and online revenue increased to $639 million, or 8.2% of revenue, compared to 6.3% of revenue in the prior-year period. These improvements were primarily due to improved inventory availability made possible by the chain-wide rollout of our ship-from-store capability, higher average order value and increased traffic driven by greater investment in online digital marketing. In addition, SG&A expenses declined as we continue to benefit from our Renew Blue cost reduction initiatives and a focus on tighter expense management, which offset the decrease in gross profit.

The following table presents selected financial data for the Domestic segment ($ in millions):

	Three Months Ended
	May 3, 2014	May 4, 2013
Revenue	$7,781	$7,946
Revenue % decline	(2.1)%	(9.6)%
Comparable sales % decline(1)	(1.3)%	(1.2)%
Gross profit	$1,763	$1,859
Gross profit as a % of revenue	22.7%	23.4%
SG&A	$1,535	$1,636
SG&A as a % of revenue	19.7%	20.6%
Restructuring charges	$2	$1
Operating income	$226	$222
Operating income as a % of revenue	2.9%	2.8%

Selected Online Revenue Data
Online revenue as a % of total segment revenue	8.2%	6.3%
Comparable online sales % growth(1)	29.2%	16.3%

(1)	Comparable online sales is included in the comparable sales calculation.

The components of our Domestic segment's 2.1% revenue decrease for the first quarter of fiscal 2015 were as follows:

Three Months Ended
May 3, 2014
Comparable sales impact	(1.2)%
Non-comparable sales(1)	(0.7)%
Net store changes	(0.2)%
Total revenue decrease	(2.1)%

(1)
Non-comparable sales reflects the impact of revenue streams not included within our comparable sales calculation, such as credit card revenue, gift card breakage and sales of merchandise to wholesalers and dealers.

The following table reconciles the number of Domestic stores open at the beginning and end of the first quarters of fiscal 2015 and 2014:

	Fiscal 2015				Fiscal 2014
	Total Stores at Beginning of First Quarter	Stores Opened	Stores Closed	Total Stores at End of First Quarter	Total Stores at Beginning of First Quarter	Stores Opened	Stores Closed	Total Stores at End of First Quarter
Best Buy	1,055	—	(2)	1,053	1,056	—	(1)	1,055
Best Buy Mobile stand-alone	406	1	(1)	406	409	11	(1)	419
Pacific Sales stand-alone	30	—	—	30	34	—	—	34
Magnolia Audio Video stand-alone	4	—	—	4	4	—	—	4
Total Domestic segment stores	1,495	1	(3)	1,493	1,503	11	(2)	1,512

The closure of Best Buy stores, Best Buy Mobile stand-alone stores and Pacific Sales stand-alone stores over the last 12 months contributed to the decrease in revenue attributable to net store changes in the first quarter of fiscal 2015.

The following table presents the Domestic segment’s revenue mix percentages and comparable sales percentage changes by revenue category in the first quarters of fiscal 2015 and 2014:

	Revenue Mix		Comparable Sales
	Three Months Ended		Three Months Ended
	May 3, 2014	May 4, 2013	May 3, 2014	May 4, 2013
Consumer Electronics	29%	30%	(4.1)%	(8.1)%
Computing and Mobile Phones	49%	48%	0.6%	4.3%
Entertainment	8%	7%	1.5%	(17.2)%
Appliances	7%	7%	9.1%	12.0%
Services	6%	7%	(13.5)%	6.5%
Other	1%	1%	n/a	n/a
Total	100%	100%	(1.3)%	(1.2)%

The following is a description of the notable comparable sales changes in our Domestic segment by revenue category:

•
Consumer Electronics: The 4.1% comparable sales decline was driven primarily by a decline in home theater, although we believe we continued to maintain market share in the product category. We also experienced a decrease in the sales of digital imaging products due to industry declines consistent with those experienced in fiscal 2014.

•
Computing and Mobile Phones: The 0.6% comparable sales gain primarily resulted from growth in computing driven by increased sales of premium notebook computers and a consumer upgrade cycle helped by the elimination of support for Windows XP. The increase in computing was partially offset by a decline in tablets.

•
Entertainment: The 1.5% comparable sales gain was driven primarily by gaming sales due to new console launches in the fourth quarter of fiscal 2014, partially offset by declines in movies and music due to industry declines and rationalization of the store space dedicated to these products.

•
Appliances: The 9.1% comparable sales gain was a result of gains in major appliances driven by growth in the average selling price of kitchen products due to refrigeration products and an increased mix of premium products.

•
Services: The 13.5% comparable sales decline was primarily driven by lower mobile repair revenue due to successfully implementing initiatives to decrease claim severity and higher mobile warranty premium costs which translate into lower commission revenue.

Our Domestic segment experienced a decrease in gross profit of $96 million, or 5.2%, in the first quarter of fiscal 2015 compared to the first quarter of fiscal 2014. The gross profit rate decreased by 0.7% of revenue in the first quarter of fiscal 2015 compared to the prior-year period. The gross profit rate decrease was not the result of any individually significant factor. The primary drivers of the rate decrease were (1) the negative revenue impact related to the less favorable ongoing economics of the new credit card agreement; (2) proceeds from legal settlements that occurred in the first quarter of fiscal 2014 that did not recur in the first quarter of fiscal 2015; (3) increased product warranty costs primarily related to the mobile category; and (4) structural investments in price competitiveness, particularly in accessories. The primary drivers partially offsetting the declines were (1) the realization of our Renew Blue cost reductions and other supply chain cost containment initiatives; (2) more effective management of our promotional initiatives; and (3) higher inventory shrinkage in the first quarter of fiscal 2014 that did not recur in the first quarter of fiscal 2015. To a lesser extent, the gross profit rate also benefited from the non-recurring revenue impact associated with the transitional economics of the new credit card agreement.

Our Domestic segment’s SG&A decreased $101 million, or 6.2%, in the first quarter of fiscal 2015 compared to the prior-year period. In addition, the SG&A rate decreased by 0.9% of revenue in the first quarter of fiscal 2015 compared to the prior-year period. The decreases in SG&A and SG&A rate were primarily driven by the realization of Renew Blue cost reduction initiatives. Smaller factors, which were largely offsetting, included the benefit from tighter expense management throughout the company and our Renew Blue investments in online growth.

Our Domestic segment recorded $2 million of restructuring charges in the first quarter of fiscal 2015 and $1 million of restructuring charges in the first quarter of fiscal 2014. These restructuring charges had minimal impact on our operating income for either period. Refer to Note 5, Restructuring Charges, in the Notes to Condensed Consolidated Financial Statements for additional information.

Our Domestic segment’s operating income in the first quarter of fiscal 2015 increased by $4 million compared to the same period in the prior year. The increase in the first quarter of fiscal 2015 was primarily due to lower SG&A expenses, partially offset by a decrease in revenue and gross profit as described above.

International

In our International segment, we are continuing to execute our Renew Blue priorities. Our International segment experienced a decrease in SG&A primarily driven by Renew Blue cost reductions and tighter expense management in Canada and China. From a revenue perspective, our International segment continues to face challenges, including lower industry demand for consumer electronics in Canada and increased competition from online competitors in China, which contributed to the 5.8% comparable sales decline. In addition, a shift in product mix and increased promotional activity in Canada led to a decline in the gross profit rate. Going forward, we are increasingly shifting our focus towards opportunities to improve revenue.

The following table presents selected financial data for the International segment ($ in millions):

	Three Months Ended
	May 3, 2014	May 4, 2013
Revenue	$1,254	$1,401
Revenue % decline	(10.5)%	(9.7)%
Comparable sales % decline(1)	(5.8)%	(2.8)%
Gross profit	$257	$299
Gross profit as a % of revenue	20.5%	21.3%
SG&A	$285	$348
SG&A as a % of revenue	22.7%	24.8%
Restructuring charges	$1	$5
Operating loss	$(29)	$(54)
Operating loss as a % of revenue	(2.3)%	(3.9)%

(1)	Comparable online sales is included in the comparable sales calculation.

The components of our International segment's 10.5% revenue decrease for the first quarter of fiscal 2015 were as follows:

Three Months Ended
May 3, 2014
Comparable sales impact	(5.6)%
Impact of foreign currency exchange rate fluctuations	(4.6)%
Non-comparable sales(1)	(0.3)%
Total revenue decrease	(10.5)%

(1)
Non-comparable sales reflects the impact of revenue streams not included within our comparable sales calculation, such as certain credit card revenue, gift card breakage and sales of merchandise to wholesalers and dealers.

The following table reconciles the number of International stores open at the beginning and end of the first quarters of fiscal 2015 and 2014:

	Fiscal 2015				Fiscal 2014
	Total Stores at Beginning of First Quarter	Stores Opened	Stores Closed	Total Stores at End of First Quarter	Total Stores at Beginning of First Quarter	Stores Opened	Stores Closed	Total Stores at End of First Quarter
Canada
Future Shop	137	—	—	137	140	—	—	140
Best Buy	72	—	—	72	72	—	—	72
Best Buy Mobile stand-alone	56	—	—	56	49	5	—	54
China
Five Star	189	1	(4)	186	211	1	(4)	208
Mexico
Best Buy	17	—	—	17	14	—	—	14
Express	2	—	—	2	1	—	—	1
Total International segment stores	473	1	(4)	470	487	6	(4)	489

The closure of large-format Five Star stores in China over the past 12 months contributed the majority of the decrease in revenue associated with net store changes in our International segment in the first quarter of fiscal 2015. The addition of large-format stores in Mexico partially offset this decrease.

The following table presents revenue mix percentages and comparable sales percentage changes for the International segment by revenue category in the first quarters of fiscal 2015 and 2014:

	Revenue Mix		Comparable Sales
	Three Months Ended		Three Months Ended
	May 3, 2014	May 4, 2013	May 3, 2014	May 4, 2013
Consumer Electronics	27%	30%	(13.0)%	(6.5)%
Computing and Mobile Phones	41%	40%	(3.2)%	(3.5)%
Entertainment	6%	6%	(4.4)%	(14.1)%
Appliances	20%	19%	0.8%	11.2%
Services	5%	5%	(12.5)%	(4.4)%
Other	1%	< 1%	n/a	n/a
Total	100%	100%	(5.8)%	(2.8)%

The following is a description of the notable comparable sales changes in our International segment by revenue category:

•
Consumer Electronics: The 13.0% comparable sales decline was driven primarily by a decrease in the sales of televisions and digital imaging products across the segment. The decline in televisions was due to a shift to larger screens resulting in lower overall sales, but higher average selling prices. Additionally, the decrease in digital imaging products was a result of device convergence and industry trends, similar to trends seen in the Domestic segment.

•
Computing and Mobile Phones: The 3.2% comparable sales decline was driven primarily by Canada and Mexico. Canada’s decline was due to mobile phones from ongoing market softness as a result of the elimination of three-year plans as well as tablets and e-Readers due to overall softness in the market, partially offset by stronger desktop and laptop sales driven by the Windows XP upgrade cycle.

•
Entertainment: The 4.4% comparable sales decline, principally in Canada, reflected a decline in movies and music as a result of similar trends to those experienced in our Domestic segment. These declines were partially offset by growth in gaming due to new console launches in the fourth quarter of fiscal 2014.

•	Appliances: The 0.8% comparable sales gain was primarily due to an increase in sales of air conditioners in China driven by successful promotions.

•
Services: The 12.5% comparable sales decline was primarily due to a decrease in sales of warranties in Canada driven by the elimination of three-year warranty plans for mobile phones and a comparable sales decline in other applicable categories.

Our International segment experienced a gross profit decline of $42 million, or 14.0%, in the first quarter of fiscal 2015. An increased mix of lower-margin gaming and computing products and increased promotional activity in Canada contributed a similar proportion of the 0.8% of revenue decrease in gross profit rate .

Our International segment’s SG&A decreased $63 million, or 18.1%, in the first quarter of fiscal 2015. Excluding the impact of foreign currency exchange rate fluctuations, the decrease in SG&A was $46 million. This decrease in SG&A was primarily driven by Renew Blue cost reductions and tighter expense management in Canada and, to a lesser extent, China. These factors also contributed to the 2.1% of revenue decrease in the SG&A rate.

Our International segment recorded $1 million of restructuring charges in the first quarter of fiscal 2015, which had a minimal impact on our operating income. Our International segment recorded $5 million of restructuring charges in the first quarter of fiscal 2014. These restructuring charges resulted in a decrease in operating income of 0.4% of revenue in the first quarter of fiscal 2014. Refer to Note 5, Restructuring Charges, in the Notes to Condensed Consolidated Financial Statements for additional information.

The International segment experienced a decreased operating loss in the first quarter of fiscal 2015 compared to the prior-year period. The year-over-year improvement was primarily due to a reduction in SG&A expenses, partially offset by a decrease in revenue and gross profit as described above.

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

The following table summarizes our cash and cash equivalents balances at May 3, 2014, February 1, 2014, and May 4, 2013 ($ in millions):

	May 3, 2014	February 1, 2014	May 4, 2013
Cash and cash equivalents	$2,569	$2,678	$908

The increase in cash and cash equivalents from May 4, 2013, was primarily due to cash generated from operating activities and proceeds from the sale of Best Buy Europe and mindSHIFT, partially offset by purchases of short-term investments and capital expenditures. The decrease in cash and cash equivalents from February 1, 2014, was primarily due to purchases of short-term investments, capital expenditures and dividend payments, partially offset by cash generated from operating activities.

Cash Flows

The following table summarizes our cash flows from total operations for the first three months of fiscal 2015 and 2014 ($ in millions):

	Three Months Ended
	May 3, 2014	May 4, 2013
Total cash provided by (used in):
Operating activities	$308	$(5)
Investing activities	(362)	(116)
Financing activities	(53)	(641)
Effect of exchange rate changes on cash	(2)	7
Decrease in cash and cash equivalents	$(109)	$(755)

Cash provided by (used in) operating activities in the first three months of fiscal 2015 increased compared to the prior-year period primarily due to timing of vendor payments resulting in higher than normal cash outflow in fiscal 2014, sell-through of mobile inventory in fiscal 2015 and timing of cellular receivable collections, partially offset by operating cash inflow in fiscal 2014 from Best Buy Europe.

Cash used in investing activities in the first three months of fiscal 2015 increased compared to the prior-year period primarily due to purchases of short-term investments.

Cash used in financing activities in the first three months of fiscal 2015 decreased compared to the prior-year period primarily due to the inclusion of the repayment of debt by Best Buy Europe in fiscal 2014.

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

We have a $500 million 364-day senior unsecured revolving credit facility (the "364-Day Facility Agreement") and a $1.5 billion five-year senior unsecured revolving credit facility (the "Five-Year Facility Agreement") (collectively the "Agreements") with a syndicate of banks. The 364-Day Facility Agreement expires in June 2014 and the Five-Year Facility Agreement expires in October 2016. At May 30, 2014, we had no borrowings outstanding under the Agreements.

We have $165 million available (based on the exchange rates in effect as of the end of the first quarter of fiscal 2015) under unsecured revolving demand facilities related to our International segment operations. There were no borrowings outstanding at May 30, 2014.

Our ability to access our revolving credit facilities, under the Agreements, is subject to our compliance with the terms and conditions of such facilities, including financial covenants. The financial covenants require us to maintain certain financial ratios. At May 3, 2014, we were in compliance with all such financial covenants. If an event of default were to occur with respect to any of our other debt, it would likely constitute an event of default under our facilities as well.

Our credit ratings and outlooks at May 30, 2014, are summarized below and remain consistent with those disclosed in our Annual Report on Form 10-K for the fiscal year ended February 1, 2014.

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

Restricted Cash

Our liquidity is affected by restricted cash balances that are pledged as collateral or restricted to use for vendor payables, general liability insurance, workers’ compensation insurance, and customer warranty and insurance programs. Restricted cash and cash equivalents, which are included in other current assets, were $284 million, $308 million, and $287 million at May 3, 2014, February 1, 2014, and May 4, 2013, respectively. The decrease in restricted assets from the end of fiscal 2014 was due to decreased cash reserve amounts within our China operations due to fewer vendor payables which require cash restrictions.

Debt and Capital

We have $350 million principal amount of notes due March 15, 2016 (the “2016 Notes”), $500 million principal amount of notes due August 2, 2018 (the “2018 Notes”) and $650 million principal amount of notes due March 15, 2021 (the “2021 Notes”). Refer to Note 7, Debt, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of our Annual Report on Form 10-K for the fiscal year ended February 1, 2014 for further information about our Notes.

Dividends

During the first quarters of fiscal 2015 and 2014, we declared and paid our regular quarterly cash dividend of $0.17 per common share, or $59 million and $58 million in the aggregate, respectively. As announced on May 23, 2014, our Board of Directors authorized payment of our next regular quarterly cash dividend of $0.17 per common share, payable on July 3, 2014, to shareholders of record as of the close of business on June 12, 2014.

Other Financial Measures

Our current ratio, calculated as current assets divided by current liabilities, increased to 1.5 at the end of the first quarter of fiscal 2015, compared to 1.4 at the end of fiscal 2014 and 1.2 at the end of the first quarter of fiscal 2014.

Our debt to net earnings (loss) ratio was 1.6 at the end of the first quarter of fiscal 2015, compared to 2.4 at the end of fiscal 2014, and (4.9) at the end of the first quarter of fiscal 2014, driven primarily by higher net earnings in the trailing twelve months. Our non-GAAP debt to EBITDAR ratio, which includes capitalized operating lease obligations in its calculation, remained relatively flat at 3.3 at the end of the first quarter of fiscal 2015, compared to 3.3 at the end of fiscal 2014, and 3.2 at the end of the first quarter of fiscal 2014.

Our non-GAAP debt to EBITDAR ratio is considered a non-GAAP financial measure and should be considered in addition to, rather than as a substitute for, the most directly comparable ratio determined in accordance with GAAP. We have included this information in our MD&A as we view the non-GAAP debt to EBITDAR ratio as an important indicator of our creditworthiness. Furthermore, we believe that our non-GAAP debt to EBITDAR ratio is important for understanding our financial position and provides meaningful additional information about our ability to service our long-term debt and other fixed obligations and to fund our future growth. We also believe our non-GAAP debt to EBITDAR ratio is relevant because it enables investors to compare our indebtedness to that of retailers who own, rather than lease, their stores. Our decision to own or lease real estate is based on an assessment of our financial liquidity, our capital structure, our desire to own or to lease the location, the owner’s desire to own or to lease the location, and the alternative that results in the highest return to our shareholders.

Our non-GAAP debt to EBITDAR ratio is calculated as follows:

Non-GAAP debt to EBITDAR =	Non-GAAP debt
EBITDAR

The most directly comparable GAAP financial measure to our non-GAAP debt to EBITDAR ratio is our debt to net earnings ratio, which excludes capitalized operating lease obligations from debt in the numerator of the calculation and does not adjust net earnings in the denominator of the calculation.

The following table presents a reconciliation of our debt to net earnings (loss) ratio and our non-GAAP debt to EBITDAR ratio for continuing operations ($ in millions):

	May 3, 2014(1)	February 1, 2014(1)	May 4, 2013(1)
Debt (including current portion)	$1,648	$1,657	$1,686
Capitalized operating lease obligations (8 times rental expense)(2)	7,432	7,484	7,611
Non-GAAP debt	$9,080	$9,141	$9,297

Net earnings (loss) including noncontrolling interests(3)	$1,053	$689	$(342)
Goodwill impairment	—	—	822
Interest expense, net	48	53	87
Income tax expense	68	398	329
Depreciation and amortization expense(4)	675	692	1,088
Rental expense	929	935	951
EBITDAR	$2,773	$2,767	$2,935

Debt to net earnings (loss) ratio	1.6	2.4	(4.9)
Non-GAAP debt to EBITDAR ratio	3.3	3.3	3.2

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

(3)
We utilize net earnings (loss) including noncontrolling interests within our calculation; as such, net earnings and related cash flows attributable to noncontrolling interests are available to service our debt and operating lease commitments.

(4)
Depreciation and amortization expense includes impairments of fixed assets, investments and intangible assets (including impairments associated with our fiscal restructuring activities) and excludes $229 million of net LCD-related legal settlements that occurred in the second quarter of fiscal 2014. Amounts include the impact of net proceeds from LCD settlements of $44 million, $16 million and $13 million reached in the first quarter of fiscal 2014, fourth quarter of fiscal 2013 and third quarter of fiscal 2013, respectively. We did not exclude LCD settlements prior to the material settlements reached in the second quarter of fiscal 2014.

Off-Balance-Sheet Arrangements and Contractual Obligations

Our liquidity is not dependent on the use of off-balance-sheet financing arrangements other than in connection with our operating leases.

There has been no material change in our contractual obligations other than in the ordinary course of business since the end of fiscal 2014. See our Annual Report on Form 10-K for the fiscal year ended February 1, 2014 for additional information regarding our off-balance-sheet arrangements and contractual obligations.

Significant Accounting Policies and Estimates

We describe our significant accounting policies in Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended February 1, 2014. We discuss our critical accounting estimates in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended February 1, 2014. There has been no significant change in our significant accounting policies or critical accounting estimates since the end of fiscal 2014.

Safe Harbor Statement Under the Private Securities Litigation Reform Act

Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), provide a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their companies. With the exception of historical information, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements and may be identified by the use of words such as "anticipate," "assume," "believe," "estimate," "expect," “guidance,” "intend," "outlook," "plan," "project," and other words and terms of similar meaning. Such statements reflect our current view with respect to future market conditions, company performance and financial results, business prospects, new strategies, the competitive environment and other events. These statements are subject to certain risks and uncertainties that could cause our future results to differ materially from the anticipated results expressed in such forward-looking statements. Readers should review Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended February 1, 2014 for a description of important factors that could cause our actual results to differ materially from those contemplated by the forward-looking statements made in this Quarterly Report on Form 10-Q. Among the factors that could cause our actual results and outcomes to differ materially from those contained in such forward-looking statements are the following: general economic conditions, changes in consumer preferences, consumer confidence, consumer spending and debt levels, online sales levels and trends, average ticket size, the mix of products and services offered for sale, credit market changes and constraints, product availability, sales volumes, competitive initiatives of competitors (including pricing actions and promotional activities of competitors), profit margins and the impact of pricing investments on our revenue, weather, natural or man-made disasters, our ability to react to a disaster recovery situation, changes in law or regulations, changes in tax rates, changes in taxable income in each jurisdiction, tax audit developments and resolution of other discrete tax matters, foreign currency fluctuation, availability of suitable real estate locations, our ability to manage our property portfolio, the impact of labor markets and new product introductions on overall profitability, the availability of qualified labor pools, our ability to retain qualified employees, management turnover, failure to achieve anticipated expense and cost reductions from operational and restructuring changes, disruptions in our supply chain, the costs of procuring goods the company sells, failure to achieve anticipated profitability increases from operational and restructuring changes, failure to accurately predict the duration over which we will incur costs, acquisitions and development of new businesses, divestitures of existing businesses, failure to achieve anticipated benefits of announced transactions, integration challenges relating to new ventures and our ability to protect information relating to our customers. We caution that the foregoing list of important factors is not complete, and any forward-looking statements speak only as of the date they are made, and we assume no obligation to update any forward-looking statement that it may make.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

In addition to the risks inherent in our operations, we are exposed to certain market risks, including adverse changes in foreign currency exchange rates.

We have market risk arising from changes in foreign currency exchange rates related to our International segment operations. On a limited basis, we utilize foreign exchange forward contracts to manage foreign currency exposure to certain forecast inventory purchases and recognized receivable and payable balances. Our primary objective in holding derivatives is to reduce the volatility of net earnings and cash flows associated with changes in foreign currency exchange rates. Our foreign currency risk management strategy includes derivatives that are not designated as hedging instruments, which generally have terms of up to 12 months. The aggregate notional amount and fair value recorded on our Condensed Consolidated Balance Sheets at May 3, 2014, related to our foreign exchange forward and swap contracts outstanding from continuing operations was $140 million and $(8) million, respectively. The amount recorded in our Consolidated Statements of Earnings from continuing operations related to all contracts settled and outstanding was a loss of $3 million in the first quarter of fiscal 2015.

The strength of the U.S. dollar compared to the Canadian dollar and Mexican peso compared to the same period last year had a negative overall impact on our revenue as the Canadian dollar and Mexican peso translated into fewer U.S. dollars. The negative impact on revenue from the Canadian dollar and Mexican peso depreciation was partially offset by a positive impact from the appreciation of the Chinese Yuan. We estimate that foreign currency exchange rate fluctuations had a negative impact on our revenue of approximately $65 million and a minimal impact on our net earnings in the first quarter of fiscal 2015.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), at May 3, 2014. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at May 3, 2014, our disclosure controls and procedures were effective.

There was no change in internal control over financial reporting during the fiscal quarter ended May 3, 2014, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

For a description of our legal proceedings, see Note 12, Contingencies, of the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

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

3.1	Restated Articles of Incorporation (incorporated herein by reference to the Definitive Proxy Statement filed by Best Buy Co., Inc. on May 12, 2009)

3.2	Amended and Restated By-Laws (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Best Buy Co., Inc. on September 26, 2013)

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

101
The following financial information from our Quarterly Report on Form 10-Q for the first quarter of fiscal 2015, filed with the SEC on June 9, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets at May 3, 2014; February 1, 2014; and May 4, 2013, (ii) the Consolidated Statements of Earnings for the three months ended May 3, 2014 and May 4, 2013, (iii) the Consolidated Statements of Comprehensive Income for the three months ended May 3, 2014 and May 4, 2013, (iv) the Consolidated Statements of Cash Flows for the three months ended May 3, 2014 and May 4, 2013, (v) the Consolidated Statements of Changes in Shareholders’ Equity for the three months ended May 3, 2014 and May 4, 2013, and (vi) the Notes to Condensed Consolidated Financial Statements.

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

Pursuant to Item 601(b)(4)(iii) of Regulation S-K under the Securities Act of 1933, as amended, the registrant has not filed as exhibits to this Quarterly Report on Form 10-Q certain instruments with respect to long-term debt under which the amount of securities authorized does not exceed 10% of the total assets of the registrant. The registrant hereby agrees to furnish copies of all such instruments to the SEC upon request.

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

BEST BUY CO., INC.
(Registrant)

Date: June 9, 2014	By:	/s/ HUBERT JOLY
Hubert Joly
President and Chief Executive Officer
(duly authorized and principal executive officer)

Date: June 9, 2014	By:	/s/ SHARON L. McCOLLAM
Sharon L. McCollam
Chief Administrative Officer and Chief Financial Officer
(duly authorized and principal financial officer and principal accounting officer)