Form 10-Q
period 2014-08-02
BEST BUY CO INC
filed 2014-09-10
CIK 764478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 2, 2014

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 349,615,898 shares of common stock outstanding as of September 3, 2014.

BEST BUY CO., INC.
FORM 10-Q FOR THE QUARTER ENDED AUGUST 2, 2014

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Consolidated Balance Sheets
($ in millions) (unaudited)

	August 2, 2014	February 1, 2014	August 3, 2013
Assets
Current assets
Cash and cash equivalents	$2,141	$2,678	$1,910
Short-term investments	939	223	—
Receivables, net	1,005	1,308	1,188
Merchandise inventories	5,583	5,376	5,437
Other current assets	943	900	879
Total current assets	10,611	10,485	9,414
Property and equipment, net	2,532	2,598	2,744
Goodwill	425	425	528
Intangibles, net	100	101	177
Other assets	681	404	421
Total assets	$14,349	$14,013	$13,284

Liabilities and equity
Current liabilities
Accounts payable	$5,244	$5,122	$4,968
Unredeemed gift card liabilities	371	406	358
Deferred revenue	442	399	409
Accrued compensation and related expenses	287	444	343
Accrued liabilities	796	873	776
Accrued income taxes	68	147	130
Current portion of long-term debt	43	45	44
Total current liabilities	7,251	7,436	7,028
Long-term liabilities	976	976	1,017
Long-term debt	1,592	1,612	1,634
Equity
Best Buy Co., Inc. shareholders’ equity
Preferred stock, $1.00 par value: Authorized — 400,000 shares; Issued and outstanding — none	—	—	—
Common stock, $0.10 par value: Authorized — 1.0 billion shares; Issued and outstanding — 349,548,000, 346,751,000 and 340,967,000 shares, respectively	35	35	34
Additional paid-in capital	348	300	109
Retained earnings	3,649	3,159	2,930
Accumulated other comprehensive income	494	492	529
Total Best Buy Co., Inc. shareholders’ equity	4,526	3,986	3,602
Noncontrolling interests	4	3	3
Total equity	4,530	3,989	3,605
Total liabilities and equity	$14,349	$14,013	$13,284

NOTE:  The Consolidated Balance Sheet as of February 1, 2014, has been condensed from the audited consolidated financial statements.

See Notes to Condensed Consolidated Financial Statements.

Consolidated Statements of Earnings
($ in millions, except per share amounts) (unaudited)

	Three Months Ended		Six Months Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Revenue	$8,896	$9,266	$17,931	$18,613
Cost of goods sold	6,841	6,808	13,856	13,997
Gross profit	2,055	2,458	4,075	4,616
Selling, general and administrative expenses	1,812	2,038	3,632	4,022
Restructuring charges	5	7	8	13
Operating income	238	413	435	581
Other income (expense)
Gain on sale of investments	2	14	2	14
Investment income and other	8	5	14	10
Interest expense	(23)	(26)	(46)	(53)
Earnings from continuing operations before income tax (benefit) expense	225	406	405	552
Income tax (benefit) expense	79	169	(202)	218
Net earnings from continuing operations	146	237	607	334
Gain (loss) from discontinued operations (Note 2), net of tax benefit (expense) of ($1), $38, ($1) and $24	1	11	1	(159)
Net earnings including noncontrolling interests	147	248	608	175
Net earnings from continuing operations attributable to noncontrolling interests	(1)	—	(1)	—
Net loss from discontinued operations attributable to noncontrolling interests	—	18	—	10
Net earnings attributable to Best Buy Co., Inc. shareholders	$146	$266	$607	$185

Basic earnings (loss) per share attributable to Best Buy Co., Inc. shareholders
Continuing operations	$0.42	$0.69	$1.74	$0.98
Discontinued operations	—	0.09	—	(0.44)
Basic earnings per share	$0.42	$0.78	$1.74	$0.54

Diluted earnings (loss) per share attributable to Best Buy Co., Inc. shareholders
Continuing operations	$0.42	$0.69	$1.73	$0.97
Discontinued operations	—	0.08	—	(0.43)
Diluted earnings per share	$0.42	$0.77	$1.73	$0.54

Dividends declared per common share	$0.17	$0.17	$0.34	$0.34

Weighted-average common shares outstanding (in millions)
Basic	349.3	340.4	348.4	339.7
Diluted	352.2	344.4	351.6	343.0

See Notes to Condensed Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
($ in millions) (unaudited)

	Three Months Ended		Six Months Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Net earnings including noncontrolling interests	$147	$248	$608	$175
Foreign currency translation adjustments	—	(41)	3	(104)
Unrealized loss on available-for-sale investments	—	(3)	(1)	—
Reclassification of foreign currency translation adjustments into earnings due to sale of business	—	654	—	654
Reclassification of losses on available-for-sale investments into earnings	—	2	—	2
Comprehensive income including noncontrolling interests	147	860	610	727
Comprehensive income attributable to noncontrolling interests	(1)	(147)	(1)	(125)
Comprehensive income attributable to Best Buy Co., Inc. shareholders	$146	$713	$609	$602

See Notes to Condensed Consolidated Financial Statements.

Consolidated Statements of Change in Shareholders' Equity
($ and shares in millions) (unaudited)

	Best Buy Co., Inc.
	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Best Buy Co., Inc.	Non- controlling Interests	Total
Balances at February 1, 2014	347	$35	$300	$3,159	$492	$3,986	$3	$3,989
Net earnings, six months ended August 2, 2014	—	—	—	607	—	607	1	608
Foreign currency translation adjustments	—	—	—	—	3	3	—	3
Unrealized losses on available-for-sale investments	—	—	—	—	(1)	(1)	—	(1)
Stock-based compensation	—	—	41	—	—	41	—	41
Restricted stock vested and stock options exercised	2	—	13	—	—	13	—	13
Issuance of common stock under employee stock purchase plan	—	—	4	—	—	4	—	4
Tax deficit from stock options exercised, restricted stock vesting and employee stock purchase plan	—	—	(10)	—	—	(10)	—	(10)
Common stock dividends, $0.34 per share	—	—	—	(117)	—	(117)	—	(117)
Balances at August 2, 2014	349	$35	$348	$3,649	$494	$4,526	$4	$4,530

Balances at February 2, 2013	338	$34	$54	$2,861	$112	$3,061	$654	$3,715
Net earnings (loss), six months ended August 3, 2013	—	—	—	185	—	185	(10)	175
Foreign currency translation adjustments	—	—	—	—	(93)	(93)	(11)	(104)
Unrealized gains (losses) on available-for-sale investments	—	—	—	—	1	1	(1)	—
Sale of noncontrolling interest	—	—	—	—	—	—	(776)	(776)
Reclassification of foreign currency translation adjustments into earnings	—	—	—	—	508	508	146	654
Reclassification of losses on available-for-sale investments into earnings	—	—	—	—	1	1	1	2
Stock-based compensation	—	—	48	—	—	48	—	48
Restricted stock vested and stock options exercised	2	—	14	—	—	14	—	14
Issuance of common stock under employee stock purchase plan	1	—	8	—	—	8	—	8
Tax deficit from stock options exercised, restricted stock vesting and employee stock purchase plan	—	—	(15)	—	—	(15)	—	(15)
Common stock dividends, $0.34 per share	—	—	—	(116)	—	(116)	—	(116)
Balances at August 3, 2013	341	$34	$109	$2,930	$529	$3,602	$3	$3,605

See Notes to Condensed Consolidated Financial Statements.

Consolidated Statements of Cash Flows
($ in millions) (unaudited)

	Six Months Ended
	August 2, 2014	August 3, 2013
Operating activities
Net earnings including noncontrolling interests	$608	$175
Adjustments to reconcile net earnings including noncontrolling interests to total cash provided by operating activities:
Depreciation	319	375
Amortization of definite-lived intangible assets	—	12
Restructuring charges	8	113
(Gain) loss on sale of business, net	(1)	123
Stock-based compensation	40	45
Deferred income taxes	(394)	(3)
Other, net	8	15
Changes in operating assets and liabilities
Receivables	301	145
Merchandise inventories	(205)	569
Other assets	17	(59)
Accounts payable	120	(1,114)
Other liabilities	(270)	(392)
Income taxes	(64)	15
Total cash provided by operating activities	487	19

Investing activities
Additions to property and equipment	(258)	(301)
Purchases of investments	(1,194)	(3)
Sales of investments	479	36
Proceeds from sale of business, net of cash transferred upon sale	37	67
Change in restricted assets	26	—
Other, net	3	(2)
Total cash used in investing activities	(907)	(203)

Financing activities
Borrowings of debt	—	2,414
Repayments of debt	(12)	(2,021)
Dividends paid	(118)	(116)
Issuance of common stock under employee stock purchase plan and for the exercise of stock options	17	22
Other, net	(1)	(7)
Total cash provided by (used in) financing activities	(114)	292
Effect of exchange rate changes on cash	(3)	(24)
Increase (decrease) in cash and cash equivalents	(537)	84
Cash and cash equivalents at beginning of period	2,678	1,826
Cash and cash equivalents at end of period	$2,141	$1,910

See Notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements
(unaudited)

1.	Basis of Presentation

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

Description of Business

Historically, we have generated a higher proportion of our revenue and earnings in the fiscal fourth quarter, which includes the majority of the holiday shopping season in the U.S., Canada and Mexico. Due to the seasonal nature of our business, interim results are not necessarily indicative of results for the entire fiscal year. The interim financial statements and the related notes in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended February 1, 2014. The first six months of fiscal 2015 and fiscal 2014 included 26 weeks.

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

In preparing the accompanying condensed consolidated financial statements, we evaluated the period from August 3, 2014, through the date the financial statements were issued, for material subsequent events requiring recognition or disclosure. No such events were identified for this period.

2.	Discontinued Operations

On June 26, 2013, we completed the sale of our 50% ownership interest in Best Buy Europe to Carphone Warehouse Group plc ("CPW") in return for the following consideration upon closing: net cash of £341 million ($526 million); £80 million ($123 million) of ordinary shares of CPW; £25 million ($39 million), plus 2.5% interest, to be paid by CPW on June 26, 2014; and £25 million ($39 million), plus 2.5% interest, to be paid by CPW on June 26, 2015. We subsequently sold the ordinary shares of CPW for $123 million on July 3, 2013, and we received the first such deferred cash payment on June 26, 2014.

Discontinued operations are comprised of mindSHIFT Technologies, Inc. ("mindSHIFT") operations within our Domestic segment, which we sold in the fourth quarter of fiscal 2014, and Best Buy Europe operations within our International segment, as described above. The presentation of discontinued operations has been retrospectively applied to all prior periods presented.

The aggregate financial results of all discontinued operations for the three and six months ended August 2, 2014 and August 3, 2013, respectively, were as follows ($ in millions):

	Three Months Ended		Six Months Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Revenue	$—	$1,287	$—	$2,750

Restructuring charges(1)	—	47	—	100

Loss from discontinued operations before income tax benefit	—	(51)	—	(235)
Income tax benefit(2)	—	38	—	24
Gain on sale of discontinued operations	2	24	2	52
Income tax expense on sale	(1)	—	(1)	—
Net gain (loss) from discontinued operations, including noncontrolling interests	1	11	1	(159)
Net loss from discontinued operations attributable to noncontrolling interests	—	18	—	10
Net gain (loss) from discontinued operations attributable to Best Buy Co., Inc. shareholders	$1	$29	$1	$(149)

(1)	See Note 5, Restructuring Charges, for further discussion of the restructuring charges associated with discontinued operations.

(2)
Income tax benefit for the three months ended August 3, 2013 includes a $27 million benefit related to a tax allocation between continuing and discontinued operations. The effective tax rate for discontinued operations for the three and six months ended August 3, 2013 differs from the statutory tax rate primarily due to the previously mentioned tax allocation, restructuring charges and the $175 million impairment of our investment in Best Buy Europe, which generally included no related tax benefit. The deferred tax assets related to the restructuring charges generally resulted in an increase in the valuation allowance in an equal amount, while the investment impairment is not tax deductible.

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

The following tables set forth by level within the fair value hierarchy, our financial assets and liabilities that were accounted for at fair value on a recurring basis at August 2, 2014, February 1, 2014, and August 3, 2013, according to the valuation techniques we used to determine their fair values ($ in millions).

		Fair Value Measurements Using Inputs Considered as
	Fair Value at August 2, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS
Cash and cash equivalents
Money market funds	$211	$211	$—	$—
Commercial paper	111	—	111	—
Short-term investments
Commercial paper	364	—	364	—
Treasury bills	100	100	—	—
Other current assets
Foreign currency derivative instruments	1	—	1	—
Other assets
Auction rate securities	9	—	—	9
Marketable securities that fund deferred compensation	98	98	—	—

		Fair Value Measurements Using Inputs Considered as
	Fair Value at February 1, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS
Cash and cash equivalents
Money market funds	$53	$53	$—	$—
Commercial paper	80	—	80	—
Treasury bills	263	263	—	—
Short-term investments
Commercial paper	100	—	100	—
Other current assets
Foreign currency derivative instruments	2	—	2	—
Other assets
Auction rate securities	9	—	—	9
Marketable securities that fund deferred compensation	96	96	—	—

LIABILITIES
Accrued liabilities
Foreign currency derivative instruments	5	—	5	—

		Fair Value Measurements Using Inputs Considered as
	Fair Value at August 3, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS
Cash and cash equivalents
Money market funds	$334	$334	$—	$—
Other current assets
Foreign currency derivative instruments	1	—	1	—
Other assets
Auction rate securities	16	—	—	16
Marketable equity securities	4	4	—	—
Marketable securities that fund deferred compensation	91	91	—	—

There was no change in the beginning and ending balances of items measured at fair value on a recurring basis in the tables above that used significant unobservable inputs (Level 3) for the three and six months ended August 2, 2014. During the three and six months ended August 3, 2013, we sold $5 million of auction rate securities.

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

Marketable Securities that Fund Deferred Compensation. The assets that fund our deferred compensation consist of investments in mutual funds. These investments were classified as Level 1 as the shares of these mutual funds trade with sufficient frequency and volume to enable us to obtain pricing information on an ongoing basis.

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

The following table summarizes the fair value remeasurements for non-restructuring property and equipment impairments and restructuring activities recorded during the six months ended August 2, 2014, and August 3, 2013 ($ in millions):

	Six Months Ended		Six Months Ended
	August 2, 2014		August 3, 2013
	Impairments	Remaining Net Carrying Value(1)	Impairments	Remaining Net Carrying Value(1)
Continuing operations
Property and equipment (non-restructuring)	$31	$8	$19	$—
Restructuring activities(2)
Property and equipment	—	—	3	—
Total continuing operations	$31	$8	$22	$—
Discontinued operations(3)
Property and equipment(4)	$—	$—	$220	$—
Tradename	—	—	4	—
Total discontinued operations	$—	$—	$224	$—

(1)	Remaining net carrying value approximates fair value.

(2)	See Note 5, Restructuring Charges, for additional information.

(3)	Property and equipment and tradename impairments associated with discontinued operations are recorded within gain (loss) from discontinued operations in our Consolidated Statements of Earnings.

(4)
Includes the $175 million impairment to write down the book value of our investment in Best Buy Europe to fair value based on expected net proceeds as described in Note 2, Discontinued Operations. The impairment was calculated based on the fair value and foreign currency translation adjustment associated with the business and was applied to the fixed assets.

All of the fair value remeasurements included in the table above were based on significant unobservable inputs (Level 3). Fixed asset fair values were derived using a DCF model to estimate the present value of net cash flows that the asset or asset group was expected to generate. The key inputs to the DCF model generally included our forecasts of net cash generated from revenue, expenses and other significant cash outflows, such as capital expenditures, as well as an appropriate discount rate. For the tradename, fair value was derived using the relief from royalty method. In the case of assets for which the impairment was the result of restructuring activities, no future cash flows have been assumed as the assets will cease to be used and expected sale values are nominal.

Fair Value of Financial Instruments

Our financial instruments, other than those presented in the disclosures above, include cash, receivables, short-term investments, other investments, accounts payable, other payables, and long-term debt. The fair values of cash, receivables, short-term investments, accounts payable and other payables approximated carrying values because of the short-term nature of these instruments. If these instruments were measured at fair value in the financial statements, they would be classified as Level 1 in the fair value hierarchy. Short-term investments other than those disclosed in the tables above represent time deposits. Fair values for other investments held at cost are not readily available, but we estimate that the carrying values for these investments approximate fair value. See Note 6, Debt, for information about the fair value of our long-term debt.

4.    Goodwill and Intangible Assets

The changes in the carrying values of goodwill and indefinite-lived tradenames by segment were as follows in the six months ended August 2, 2014, and August 3, 2013 ($ in millions):

	Goodwill			Indefinite-lived Tradenames
	Domestic	International	Total	Domestic	International	Total
Balances at February 1, 2014	$425	$—	$425	$19	$82	$101
Changes in foreign currency exchange rates	—	—	—	—	(1)	(1)
Balances at August 2, 2014	$425	$—	$425	$19	$81	$100

	Goodwill			Indefinite-lived Tradenames
	Domestic	International	Total	Domestic	International	Total
Balances at February 2, 2013	$528	$—	$528	$19	$112	$131
Changes in foreign currency exchange rates	—	—	—	—	(2)	(2)
Sale of Best Buy Europe	—	—	—	—	(22)	(22)
Impairments	—	—	—	—	(4)	(4)
Balances at August 3, 2013	$528	$—	$528	$19	$84	$103

The following table provides the gross carrying amount of goodwill and cumulative goodwill impairment losses ($ in millions):

	August 2, 2014		February 1, 2014		August 3, 2013
	Gross Carrying Amount(1)	Cumulative Impairment(1)	Gross Carrying Amount(1)	Cumulative Impairment(1)	Gross Carrying Amount	Cumulative Impairment
Goodwill	$1,308	$(883)	$1,308	$(883)	$1,412	$(884)

(1)	Excludes the gross carrying amount and cumulative impairment related to mindSHIFT goodwill, which was sold during the fourth quarter of fiscal 2014.

5.    Restructuring Charges

Charges incurred in the six months ended August 2, 2014, and August 3, 2013, for our restructuring activities were as follows ($ in millions):

	Six Months Ended
	August 2, 2014	August 3, 2013
Continuing operations
Renew Blue	$14	$21
Fiscal 2013 U.S. restructuring	(6)	(8)
Total continuing operations	8	13
Discontinued operations
Fiscal 2013 Europe restructuring	—	95
Fiscal 2012 restructuring	—	5
Total discontinued operations (Note 2)	—	100
Total restructuring charges	$8	$113

Renew Blue

In the fourth quarter of fiscal 2013, we began implementing initiatives intended to reduce costs and improve operating performance. These initiatives included focusing on core business activities, reducing headcount, updating our store operating model and optimizing our real estate portfolio. These cost reduction initiatives represented one of the key Renew Blue priorities for fiscal 2014 and cost reduction continues to be a priority in fiscal 2015. We incurred $14 million and $21 million of restructuring charges related to Renew Blue initiatives during the first six months of fiscal 2015 and 2014, respectively. The charges in the first six months of fiscal 2015 were primarily due to employee termination benefits. The charges in the first six months of fiscal 2014 were primarily comprised of employee termination benefits, facility closure costs, and property and equipment impairments. We expect to continue to implement cost reduction initiatives throughout fiscal 2015, as we further analyze our operations and strategies.

All restructuring charges related to this program are from continuing operations and are presented in restructuring charges in our Consolidated Statements of Earnings. The composition of the restructuring charges we incurred for this program in the six months ended August 2, 2014, and August 3, 2013, as well as the cumulative amount incurred through August 2, 2014, was as follows ($ in millions):

	Domestic			International			Total
	Six Months Ended		Cumulative Amount	Six Months Ended		Cumulative Amount	Six Months Ended		Cumulative Amount
	August 2, 2014	August 3, 2013		August 2, 2014	August 3, 2013		August 2, 2014	August 3, 2013
Continuing operations
Inventory write-downs	$—	$—	$1	$—	$—	$—	$—	$—	$1
Property and equipment impairments	—	2	14	1	1	26	1	3	40
Termination benefits	7	8	159	5	6	42	12	14	201
Investment impairments	—	—	43	—	—	—	—	—	43
Facility closure and other costs	—	—	3	1	4	62	1	4	65
Total	$7	$10	$220	$7	$11	$130	$14	$21	$350

The following tables summarize our restructuring accrual activity during the six months ended August 2, 2014, and August 3, 2013, related to termination benefits and facility closure and other costs associated with this program ($ in millions):

	Termination Benefits	Facility Closure and Other Costs	Total
Balances at February 1, 2014	$111	$51	$162
Charges	28	7	35
Cash payments	(106)	(9)	(115)
Adjustments(1)	(16)	(4)	(20)
Changes in foreign currency exchange rates	—	(5)	(5)
Balances at August 2, 2014	$17	$40	$57

(1)
Adjustments to termination benefits were due to higher-than-expected employee retention. Adjustments to facility closure and other costs represent changes in sublease assumptions and reductions in our remaining lease obligations.

	Termination Benefits	Facility Closure and Other Costs	Total
Balances at February 2, 2013	$54	$54	$108
Charges	15	9	24
Cash payments	(53)	(11)	(64)
Adjustments	(5)	8	3
Changes in foreign currency exchange rates	—	(3)	(3)
Balances at August 3, 2013	$11	$57	$68

Fiscal 2013 U.S. Restructuring

In the first quarter of fiscal 2013, we initiated a series of actions to restructure operations in our Domestic segment intended to improve operating performance. The actions included closure of 49 large-format Best Buy branded stores in the U.S. and changes to the store and corporate operating models. The costs of implementing the changes were primarily comprised of facility closure costs, employee termination benefits, and property and equipment (primarily store fixtures) impairments. We recognized a reduction to restructuring charges of $6 million and $8 million in the six months ended August 2, 2014, and August 3, 2013, as a result of changes in sublease assumptions and the buyout of a lease for less than the remaining vacant space liability. We have completed activities under this restructuring program and do not expect to incur further material restructuring charges, with the exception of potential additional adjustments to facility closure and other costs. In addition, lease payments for vacated stores will continue until leases expire or are terminated.

The restructuring charges related to this program are from continuing operations and are presented in restructuring charges in our Consolidated Statements of Earnings. The composition of the restructuring charges we incurred for this program in the six months ended August 2, 2014 and August 3, 2013, as well as the cumulative amount incurred through August 2, 2014, was as follows ($ in millions):

	Six Months Ended		Cumulative Amount
	August 2, 2014	August 3, 2013
Continuing operations
Property and equipment impairments	$—	$—	$29
Termination benefits	—	—	77
Facility closure and other costs	(6)	(8)	139
Total	$(6)	$(8)	$245

The following tables summarize our restructuring accrual activity during the six months ended August 2, 2014, and August 3, 2013, related to termination benefits and facility closure and other costs associated with this program ($ in millions):

Facility Closure and Other Costs
Balances at February 1, 2014	$58
Charges	1
Cash payments	(11)
Adjustments	(6)
Balances at August 2, 2014	$42

	Termination Benefits	Facility Closure and Other Costs	Total
Balances at February 2, 2013	$4	$113	$117
Charges	—	3	3
Cash payments	(2)	(31)	(33)
Adjustments(1)	(2)	(13)	(15)
Balances at August 3, 2013	$—	$72	$72

(1)	Adjustments to facility closure and other costs represent reductions in our remaining lease obligations.

Fiscal 2013 Europe Restructuring

In the third quarter of fiscal 2013, we initiated a series of actions to restructure our Best Buy Europe operations in our International segment intended to improve operating performance. As described in Note 2, Discontinued Operations, we completed the sale of our 50% ownership interest in Best Buy Europe on June 26, 2013. This program ended as of the date of sale, at which time we wrote off all remaining restructuring liabilities. The cumulative amount of charges we incurred under this program was $131 million, which included $95 million in the first six months of fiscal 2014, primarily related to property and equipment impairments and termination benefits. All restructuring charges related to this program are reported within gain (loss) from discontinued operations in our Consolidated Statements of Earnings.

The following table summarizes our restructuring accrual activity during the six months ended August 3, 2013, related to termination benefits and facility closure and other costs associated with this program ($ in millions):

	Termination Benefits	Facility Closure and Other Costs	Total
Balances at February 2, 2013	$—	$5	$5
Charges	36	2	38
Cash payments	(2)	(7)	(9)
Adjustments(1)	(34)	—	(34)
Balances at August 3, 2013	$—	$—	$—

(1)	Represents the remaining liability written off as a result of the sale of Best Buy Europe, as described in Note 2, Discontinued Operations.

Fiscal 2012 Restructuring

In the third quarter of fiscal 2012, we implemented a series of actions to restructure operations in our Domestic and International segments. The actions within our Domestic segment included a decision to modify our strategy for certain mobile broadband offerings. In our International segment, we closed our large-format Best Buy branded stores in the U.K. and impaired certain information technology assets supporting the restructured operations. The cumulative amount of charges we incurred under this program was $246 million, comprised of $22 million within our Domestic segment and $224 million within our International segment, primarily related to property and equipment impairments and facility closure and other costs. We incurred $5 million of charges related to this program in the first six months of fiscal 2014, representing a change in sublease assumptions. We did not incur any charges related to this program in the first six months of fiscal 2015 and do not expect to incur further material restructuring charges related to this program, as we have completed these restructuring activities.

The following table summarizes our restructuring accrual activity during the six months ended August 3, 2013, related to facility closure and other costs associated with this program ($ in millions):

Facility Closure and Other Costs
Balances at February 2, 2013	$36
Cash payments	(33)
Adjustments(1)	(1)
Changes in foreign currency exchange rates	(2)
Balances at August 3, 2013	$—

(1)
Included within Adjustments is a $5 million charge related to a change in sublease assumptions, offset by a $6 million adjustment to write off the remaining liability as a result of the sale of Best Buy Europe, as described in Note 2, Discontinued Operations.

6.    Debt

U.S. Revolving Credit Facilities

Our $500 million 364-day senior unsecured revolving credit facility agreement with a syndicate of banks, which was entered into on June 25, 2013, expired on June 25, 2014.

On June 30, 2014, we entered into a $1.25 billion five-year senior unsecured revolving credit facility agreement (the "Five-Year Facility Agreement") with a syndicate of banks. The Five-Year Facility Agreement replaced the previous $1.5 billion senior unsecured revolving credit facility with a syndicate of banks, which was originally scheduled to expire in October 2016, but was terminated on June 30, 2014.

The interest rate under the Five-Year Facility Agreement is variable and is determined at our option as: (i) the sum of (a) the greatest of (1) JPMorgan's prime rate, (2) the federal funds rate plus 0.5%, and (3) the one-month London Interbank Offered Rate (“LIBOR”) plus 1.0%, and (b) a variable margin rate (the “ABR Margin”); or (ii) the LIBOR plus a variable margin rate (the “LIBOR Margin”). In addition, a facility fee is assessed on the commitment amount. The ABR Margin, LIBOR Margin and the facility fee are based upon the registrant’s current senior unsecured debt rating. Under the Five-Year Facility Agreement, the ABR Margin ranges from 0.0% to 0.925%, the LIBOR Margin ranges from 1.000% to 1.925%, and the facility fee ranges from 0.125% to 0.325%.

Long-Term Debt

Long-term debt consisted of the following ($ in millions):

	August 2, 2014	February 1, 2014	August 3, 2013
2016 Notes	$350	$349	$349
2018 Notes	500	500	500
2021 Notes	649	649	648
Financing lease obligations	83	95	109
Capital lease obligations	52	63	71
Other debt	1	1	1
Total long-term debt	1,635	1,657	1,678
Less: current portion	(43)	(45)	(44)
Total long-term debt, less current portion	$1,592	$1,612	$1,634

The fair value of long-term debt approximated $1,670 million, $1,690 million, and $1,673 million at August 2, 2014, February 1, 2014, and August 3, 2013, respectively, based primarily on the market prices quoted from external sources, compared with carrying values of $1,635 million, $1,657 million, and $1,678 million, respectively. If long-term debt was measured at fair value in the financial statements, it would be classified primarily as Level 1 in the fair value hierarchy.

See Note 7, Debt, in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended February 1, 2014, for additional information regarding the terms of our debt facilities, debt instruments and other obligations.

7.    Derivative Instruments

We use foreign currency forward contracts to manage the impact of fluctuations in foreign currency exchange rates relative to recognized receivable and payable balances denominated in non-functional currencies, and on certain forecast inventory purchases denominated in non-functional currencies. The contracts generally have terms of up to 12 months. These derivative instruments are not designated in hedging relationships and, therefore, we record gains and losses on these contracts directly to net earnings. At August 2, 2014, February 1, 2014, and August 3, 2013, the notional amount of these instruments was $95 million, $157 million, and $123 million, respectively. We recognized losses of $1 million and $4 million in selling, general and administrative expenses in our Consolidated Statements of Earnings during the three and six months ended August 2, 2014, respectively, related to these instruments. For the three and six months ended August 3, 2013, we recognized gains of $5 million and $6 million, respectively, in selling, general and administrative expenses.

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

The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings per share from continuing operations attributable to Best Buy Co., Inc. ($ and shares in millions):

	Three Months Ended		Six Months Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Numerator
Net earnings from continuing operations	$146	$237	$607	$334
Net earnings from continuing operations attributable to noncontrolling interests	(1)	—	(1)	—
Net earnings from continuing operations attributable to Best Buy Co., Inc.	$145	$237	$606	$334

Denominator
Weighted-average common shares outstanding	349.3	340.4	348.4	339.7
Effect of potentially dilutive securities:
Nonvested share awards	2.9	4.0	3.2	3.3
Weighted-average common shares outstanding, assuming dilution	352.2	344.4	351.6	343.0

Net earnings per share from continuing operations attributable to Best Buy Co., Inc.
Basic	$0.42	$0.69	$1.74	$0.98
Diluted	$0.42	$0.69	$1.73	$0.97

The computation of weighted-average common shares outstanding, assuming dilution, excluded options to purchase 13.5 million and 19.2 million shares of our common stock for the three months ended August 2, 2014, and August 3, 2013, respectively, and options to purchase 13.5 million and 21.7 million shares of our common stock for the six months ended August 2, 2014, and August 3, 2013, respectively. These amounts were excluded as the options’ exercise prices were greater than the average market price of our common stock for the periods presented and, therefore, the effect would be anti-dilutive (i.e., including such options would result in higher earnings per share).

9.    Comprehensive Income

The following tables provide a reconciliation of the components of accumulated other comprehensive income, net of tax, attributable to Best Buy Co., Inc. for the six months ended August 2, 2014, and the three and six months ended August 3, 2013, respectively ($ in millions). There was no change in the components of accumulated other comprehensive income for the three months ended August 2, 2014.

	Foreign Currency Translation	Available-For-Sale Investments	Total
Balances at February 1, 2014	$485	$7	$492
Foreign currency translation adjustments	3	—	3
Unrealized losses on available-for-sale investments	—	(1)	(1)
Balances at August 2, 2014	$488	$6	$494

	Foreign Currency Translation	Available-For-Sale Investments	Total
Balances at May 4, 2013	$80	$2	$82
Foreign currency translation adjustments	(60)	—	(60)
Reclassification of foreign currency translation adjustments into earnings due to sale of business	508	—	508
Unrealized losses on available-for-sale investments	—	(2)	(2)
Reclassification of losses on available-for-sale investments into earnings	—	1	1
Balances at August 3, 2013	$528	$1	$529

	Foreign Currency Translation	Available-For-Sale Investments	Total
Balances at February 2, 2013	$113	$(1)	$112
Foreign currency translation adjustments	(93)	—	(93)
Reclassification of foreign currency translation adjustments into earnings due to sale of business	508	—	508
Unrealized gains on available-for-sale investments	—	1	1
Reclassification of losses on available-for-sale investments into earnings	—	1	1
Balances at August 3, 2013	$528	$1	$529

There is generally no tax impact related to foreign currency translation adjustments, as the earnings are considered permanently reinvested. In addition, there were no material tax impacts related to gains or losses on available-for-sale investments in the periods presented.

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

Our effective tax rate for the first six months of fiscal 2015 was (50.0)%, compared to 39.4% in the prior year period. Without the impact of the election described above, which contributed to an income tax benefit of $353 million, the effective tax rate for the first six months of fiscal 2015 would have been 37.2%. The 37.2% effective tax rate was lower than the prior year primarily due to the favorable resolution of certain tax matters in the current year period, partially offset by the unfavorable ongoing periodic impact as a result of the election described above.

11.    Segments

Our chief operating decision maker ("CODM") is our Chief Executive Officer. Our business is organized into two segments: Domestic (which is comprised of all operations within the U.S. and its territories) and International (which is comprised of all operations outside the U.S. and its territories). Our CODM has ultimate responsibility for enterprise decisions. Our CODM determines, in particular, resource allocation for, and monitors performance of, the consolidated enterprise, the Domestic segment and the International segment. The Domestic and International segment managers have responsibility for operating decisions, allocating resources and assessing performance within their respective segments. Our CODM relies on internal management reporting that analyzes enterprise results to the net earnings level and segment results to the operating income level.

We do not aggregate our operating segments, so our operating segments also represent our reportable segments. The accounting policies of the segments are the same as those described in Note 1, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended February 1, 2014.

Revenue by reportable segment was as follows ($ in millions):

	Three Months Ended		Six Months Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Domestic	$7,585	$7,775	$15,366	$15,721
International	1,311	1,491	2,565	2,892
Total revenue	$8,896	$9,266	$17,931	$18,613

Operating income (loss) by reportable segment and the reconciliation to earnings from continuing operations before income tax (benefit) expense were as follows ($ in millions):

	Three Months Ended		Six Months Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Domestic	$258	$420	$484	$642
International	(20)	(7)	(49)	(61)
Total operating income	238	413	435	581
Other income (expense)
Gain on sale of investments	2	14	2	14
Investment income and other	8	5	14	10
Interest expense	(23)	(26)	(46)	(53)
Earnings from continuing operations before income tax (benefit) expense	$225	$406	$405	$552

Assets by reportable segment were as follows ($ in millions):

	August 2, 2014	February 1, 2014	August 3, 2013
Domestic	$11,847	$11,146	$10,606
International	2,502	2,867	2,678
Total assets	$14,349	$14,013	$13,284

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

Securities Actions

In February 2011, a purported class action lawsuit captioned, IBEW Local 98 Pension Fund, individually and on behalf of all others similarly situated v. Best Buy Co., Inc., et al., was filed against us and certain of our executive officers in the U.S. District Court for the District of Minnesota. This federal court action alleges, among other things, that we and the officers named in the complaint violated Sections 10(b) and 20A of the Exchange Act and Rule 10b-5 under the Exchange Act in connection with press releases and other statements relating to our fiscal 2011 earnings guidance that had been made available to the public. Additionally, in March 2011, a similar purported class action was filed by a single shareholder, Rene LeBlanc, against us and certain of our executive officers in the same court. In July 2011, after consolidation of the IBEW Local 98 Pension Fund and Rene LeBlanc actions, a consolidated complaint captioned, IBEW Local 98 Pension Fund v. Best Buy Co., Inc., et al., was filed and served. We filed a motion to dismiss the consolidated complaint in September 2011, and in March 2012, subsequent to the end of fiscal 2012, the court issued a decision dismissing the action with prejudice. In April 2012, the plaintiffs filed a motion to alter or amend the court's decision on our motion to dismiss. In October 2012, the court granted plaintiff's motion to alter or amend the court's decision on our motion to dismiss in part by vacating such decision and giving plaintiff leave to file an amended complaint, which plaintiff did in October 2012. We filed a motion to dismiss the amended complaint in November 2012 and all responsive pleadings were filed in December 2012. A hearing was held on April 26, 2013. On August 5, 2013, the court issued an order granting our motion to dismiss in part and, contrary to its March 2012 order, denying the motion to dismiss in part, holding that certain of the statements alleged to have been made were not forward-looking statements and therefore were not subject to the “safe-harbor” provisions of the Private Securities Litigation Reform Act (PSLRA). Plaintiffs moved to certify the purported class. By Order filed August 6, 2014, the court certified a class of persons or entities who acquired Best Buy common stock between 10:00 a.m. EDT on September 14, 2010, and December 13, 2010, and who were damaged by the alleged violations of law. We have filed an interlocutory appeal of this Order with the 8th Circuit Court of Appeals and a decision on that appeal is pending. We continue to believe that these allegations are without merit and intend to vigorously defend our company in this matter.

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

Trade Secrets Action

In February 2011, a lawsuit captioned Techforward, Inc. v. Best Buy Co., Inc., et. al. was filed against us in the U.S. District Court, Central District of California. The case alleged that we implemented our “Buy Back Plan” in February 2011 using trade secrets misappropriated from plaintiff's buyback plan that were disclosed to us during business relationship discussions and also breached both an agreement for a limited marketing test of plaintiff's buyback plan and a non-disclosure agreement related to the business discussions. In November 2012, a jury found we were unjustly enriched through misappropriation of trade secrets and awarded plaintiff $22 million. The jury also found that although we breached the subject contracts, plaintiff suffered no resulting damage. In December 2012, the court further awarded the plaintiff $5 million in exemplary damages and granted plaintiff's motion for $6 million in attorney fees and costs. We believe that the jury verdict and court awards are inconsistent with the law and the evidence offered at trial or otherwise in error. Accordingly, we appealed the resulting judgment and awards in February 2013. In August 2014, we entered into a confidential settlement agreement with the plaintiff in respect to this matter. The settlement did not have a material impact on our financial position or results of operations.

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

Our business, like that of many retailers, is seasonal. Historically, we have realized more of our revenue and earnings in the fiscal fourth quarter, which includes the majority of the holiday shopping season in the U.S., Canada and Mexico. While consumers view some of the products and services we offer as essential, others are viewed as discretionary purchases. Consequently, our financial results are susceptible to changes in consumer confidence and other macroeconomic factors, including unemployment, consumer credit availability and the condition of the housing market. Additionally, there are other factors that directly impact our performance, such as product life-cycles (including the introduction and pace of adoption of new technology) and the competitive retail environment. As a result of these factors, predicting our future revenue and net earnings is difficult. However, we remain confident in our customer promise to deliver advice, service and convenience at competitive prices.

Throughout this MD&A, we refer to comparable sales. Our comparable sales calculation compares revenue from stores, websites and call centers operating for at least 14 full months, as well as revenue related to certain other comparable sales channels for a particular period to the corresponding period in the prior year. Relocated stores, as well as remodeled, expanded, and downsized stores closed more than 14 days, are excluded from the comparable sales calculation until at least 14 full months after reopening. Acquisitions are included in the comparable sales calculation beginning with the first full quarter following the first anniversary of the date of the acquisition. The calculation of comparable sales excludes the impact of revenue from discontinued operations. The portion of the calculation of comparable sales attributable to our International segment excludes the effect of fluctuations in foreign currency exchange rates. Comparable online sales are included in our comparable sales calculation. The method of calculating comparable sales varies across the retail industry. As a result, our method of calculating comparable sales may not be the same as other retailers' methods.

We occasionally refer to trends in traffic at our stores and on our websites. We estimate store traffic by measuring the number of times people enter our stores using equipment at our store entrances. Website traffic is measured by the number of visits, which are defined as a sequence of consecutive page views on the website without exiting the web browser or exceeding a pre-determined period of inactivity. These traffic measures represent estimates, and our methods of measuring traffic may not be the same as other retailers' methods.

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

This MD&A includes reference to sales for certain consumer electronics categories. According to The NPD Group’s Weekly Tracking Service as published August 25, 2014, revenue for the consumer electronics industry was down 2.5% during the 13 weeks ended August 2, 2014 compared to the 13 weeks ended August 3, 2013. The consumer electronics industry, as defined by The NPD Group, includes televisions, desktop and notebook computers, tablets not including Kindle, digital imaging and other categories. Sales of these products represent approximately 65% of our Domestic revenue. The data does not include mobile phones, gaming, movies, music, appliances or services.

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

We believe that the non-GAAP measures described above provide meaningful supplemental information to assist shareholders in understanding our financial results and assessing our prospects for future performance. Management believes non-GAAP operating income, non-GAAP net earnings from continuing operations and non-GAAP diluted earnings per share from continuing operations are important indicators of our operations because they exclude items that may not be indicative of, or are unrelated to, our core operating results and provide a baseline for analyzing trends in our underlying businesses. Management makes standard adjustments for items such as restructuring charges, goodwill impairments, non-restructuring asset impairments and gains or losses on sales of investments, as well as adjustments for other items that may arise during the period and have a meaningful impact on comparability. To measure non-GAAP operating income, we removed the impact of the second quarter fiscal 2014 LCD-related legal settlements, non-restructuring asset impairments and restructuring charges from our calculation of operating income. Non-GAAP net earnings from continuing operations was calculated by removing the after-tax impact of operating income adjustments and the gain on sales of investments, as well as the income tax impacts of reorganizing certain European legal entities and the Best Buy Europe sale from our calculation of net earnings from continuing operations. To measure non-GAAP diluted earnings per share from continuing operations, we excluded the per share impact of net earnings adjustments from our calculation of diluted earnings per share. Management believes our non-GAAP debt to EBITDAR ratio is an important indicator of our creditworthiness. Because non-GAAP financial measures are not standardized, it may not be possible to compare these financial measures with other companies' non-GAAP financial measures having the same or similar names. These non-GAAP financial measures are an additional way of viewing aspects of our operations that, when viewed with our GAAP results and the reconciliations to corresponding GAAP financial measures within our discussion of consolidated performance below, provide a more complete understanding of our business. We strongly encourage investors and shareholders to review our financial statements and publicly-filed reports in their entirety and not to rely on any single financial measure.

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

In the second quarter of fiscal 2015, we delivered $8.9 billion in revenue and $0.44 in non-GAAP diluted earnings per share compared to $0.32 in the prior year period. The ongoing benefits of our Renew Blue cost reduction and other selling, general and administrative ("SG&A") cost containment initiatives drove these better-than-expected results. As expected, our Domestic comparable sales declined 2.0%, which is in line with the 2.5% decline in the consumer electronics categories tracked by The NPD Group.

Like other retailers and as reflected in this quarter’s performance, we continued to see a shift in consumer behavior: consumers are increasingly researching and buying online. As a result, traffic to our retail stores continued to decline, yet our in-store conversion and online traffic continued to increase due to the execution of our Renew Blue strategy, which is in direct alignment with this shift. Our Renew Blue strategy is designed to (1) grow our online business; (2) enhance our in-store customer experience; and (3) leverage our multi-channel capabilities; all to deliver to our customers great advice, service and convenience at competitive prices in the channel they want to be served. Each of these initiatives contributed to our second quarter results.

During the quarter, we also continued to make progress on our Renew Blue transformation. In our Annual Report on Form 10-K for the fiscal year ended February 1, 2014, we outlined our 24-month Renew Blue road map to address three key business imperatives, which are to improve our operational performance; build our foundational capabilities to unlock future growth strategies; and leverage our unique assets to create a differentiated value proposition that is meaningful to our customers and our vendors. The road map is built around eight priorities and highlights of our progress in the second quarter of fiscal 2015 include the following:

Merchandising. During the second quarter of fiscal 2015, we continued to add compelling and differentiated customer experiences across major categories, such as appliances, home theater and mobile. In the appliance category, we opened 18 new Pacific Kitchen & Home stores-within-a-store and are on track to end the year with approximately 115 stores, compared to 67 last year. In the home theater category, we opened 7 new Magnolia Design Center stores-within-a-store and are on track to end the year with approximately 50 stores, compared to 33 last year. Both of these premium stores-within-a-store concepts continue to outperform our expectations. We also rolled out over 800 Samsung and Sony home theater stores-within-a-store during the quarter. This represents the first major merchandising transformation in Best Buy’s home theater department in almost ten years. We believe this home theater transformation further solidifies our position as the destination for customers to discover and interact with industry-leading home theater technology, particularly ultra-high definition televisions, and we are encouraged by the early consumer response to our expanded ultra-high definition assortment. We are excited about the future of this technology, even though we believe that the impact to our business in fiscal 2015 will be limited. In the mobile category in the second quarter, we began offering customers the option to purchase installment billing plans with the top three U.S. carriers. While mobile phone demand in the second quarter, including year-over-year trade-in volume, declined as customers wait for highly-anticipated new product launches, the adoption of installment billing progressively increased during the quarter, and we believe we are well positioned to capitalize on new products when they are introduced.

Marketing. We made progress in our evolution from analog and mass to digital and targeted communications with our customers. During the quarter, we continued to shift our marketing investments towards digital media campaigns and away from print and television advertising. We also began to leverage the early benefits of our new customer database. We are in the early stages of being able to personalize marketing messages to individual customers, which we see as a two or three-year journey. We do, however, expect to see gradual and incremental improvements in marketing effectiveness each quarter as our customer insights improve and our new personalization capabilities are rolled out.

Online. In the second quarter of fiscal 2015, we continued to leverage our ship-from-store, digital marketing, and enhanced website functionality to drive a 22.0% increase in Domestic comparable online sales. Similar to the first quarter of fiscal 2015, ship-from-store represented over half of our online sales growth. We are also using our ship-from-store capabilities to drive gross profit improvement on clearance and end-of-life inventory by exposing it, not only to our retail customers, but also to our online customers. We also launched several customer-facing improvements to our website to drive increased engagement and a more seamless online shopping experience, including (1) a new global home page that is easier for customers to navigate; (2) significantly richer visual and editorial content for the ultra high definition, digital imaging and health and wearables categories; (3) new text messaging options for order confirmation and delivery that are garnering significant customer adoption; and (4) visibility to customers' Geek Squad purchases inside their My Best Buy accounts.

As we head into the second half of the fiscal year, we will continue to launch online shopping experience improvements, such as: (1) additional product category redesigns; (2) expanded wish list capabilities; (3) an improved checkout process; and (4) an expanded and more inspirational holiday gift center. We will also be continuing our significant behind-the-scenes work on the transformation of our e-commerce platform.

Retail Stores. The field and store structure changes we implemented last quarter are to date generating results in-line with our expectations. We’ve consolidated and simplified the field organization, reorganized to help drive local strategies, and reduced the number of management-level roles. While our year-over-year retail labor costs are now lower, our overall investment in customer-facing labor – including vendor-funded labor – has increased. While we still have much to do in reinvigorating and rejuvenating the customer experience, we are making progress and are pleased to see our in-store experience contribute significantly to the nearly 400 basis-point improvement in our overall Net Promoter Score in the second quarter.

Supply Chain. We continued to leverage and transform our distribution and fulfillment capabilities. In May, we implemented changes in our distribution operating model that aligned work schedules with customer demand, including expanding our days and hours of operations. This implementation was seamless, and we are now able to replenish inventory to our stores and deliver to our online customers faster, which is both a competitive top-line and improved customer service opportunity, particularly in advance of the holiday season. We also continued to leverage our ship-from-store capability, which not only continues to be a significant contributor to our online sales growth, but has been expanded to drive increased sales in our retail stores. In the past, when store employees were looking for a product that was out of stock in a store, the system they used could only see inventory available in their individual stores and the distribution centers. Today, using the same system, the store employees can now see all available inventory in our distribution centers and over 1,400 stores.

In the area of returns, replacements and damages, we continued to make progress in the second quarter, including launching a company-wide awareness program for our Blue Shirts, our Geek Squad agents and our corporate support teams. This program is focused on raising awareness of the operational behaviors that are contributing to the over $400 million in estimated annual losses that we have historically been incurring. The program is also rolling out new operating procedures to reduce these losses. These procedures include (1) selling the right product the first time; (2) enforcing our return policy and increasing the frequency of exchanges; (3) inspecting returned inventory; (4) culturally resetting in-store perception of the value of returned inventory; and (5) exposing this inventory to our online shoppers. We believe this online exposure is critical to optimize margin recovery because the majority of open-box inventory is searched for and purchased online. In the second quarter, we began offering “Geek Squad Certified” open-box inventory online, primarily in the computing and tablet categories. In the fourth quarter as new systems are implemented, we will begin offering additional open-box inventory that is in excellent condition, which represents the majority of our open-box returns. We are seeing early sales and margin improvement from the rollout of these new procedures. We expect to see improved results as the program matures and we improve the online searchability and overall multi-channel customer experience over the next several quarters.

Geek Squad Services. We continued to increase our Net Promoter Score and reduce costs through operational efficiencies. We also continued to focus on refining our existing service offerings, improving the merchandising of our services, and building new offerings that meet the needs of customers in the context of today’s rapidly-evolving technology environment.

Cost Structure. In the second quarter of fiscal 2015, we eliminated an additional $40 million in annualized costs, taking our total Renew Blue cost reductions to $900 million towards our target of $1 billion in annualized cost reductions.

Fiscal 2015 Trends

Industry-wide sales are continuing to decline in many of the consumer electronics categories in which we compete. We are also seeing ongoing softness in the mobile phone category ahead of highly-anticipated new product launches. Therefore, absent any change in these declining industry trends and with limited visibility to new product launch quantities, we continue to expect comparable sales to decline in the low-single digits in both the third and fourth quarters of fiscal 2015. From a consolidated operating income rate perspective, we are expecting the following business drivers versus last year in the third and fourth quarters: (1) a similar promotional competitive environment, with better internal promotional effectiveness; (2) a greater mix of online revenue that will put pressure on the overall operating income rate due to a higher mix of lower-margin hardware sales and lower attach rates on services and accessories; (3) continued industry softness and higher promotionality in Canada and China; and (4) a net positive impact from our Renew Blue SG&A and cost of goods sold expense reductions which will more than offset our structural pricing investments, the remaining negative impact of our new credit card agreement, and the new incremental investment of $10 to $15 million in the third quarter and $30 to $35 million in the fourth quarter compared to our original plan to intensify the investments in customer-facing initiatives (a total of $40 to $50 million or an estimated $0.07 to $0.09 per diluted share in the second half of fiscal 2015). As such, and particularly in light of the fixed cost deleverage that would accompany an expected low single-digit comparable sales decline, we are expecting the non-GAAP operating income rate in the third and fourth quarters of fiscal 2015 to increase in line with the year-over-year improvement that we saw in the first six months of fiscal 2015.

As discussed in Note 10, Income Taxes, in the Notes to Condensed Consolidated Financial Statements, we reorganized certain foreign legal entities in the first quarter of fiscal 2015 to simplify our overall tax structure which resulted in an accelerated non-cash tax benefit of approximately $353 million. This benefit has historically been recognized on a periodic basis, and as a result of the acceleration, there will be no future earnings benefit. Therefore, we expect to have a higher income tax rate going forward. We estimate that the impact of this and other known discrete income tax items will affect the quarterly fiscal 2015 diluted earnings per share on a year-over-year basis in the range of flat to negative $0.01 in the third quarter of fiscal 2015 and negative $0.09 to $0.10 in the fourth quarter of fiscal 2015.

Results of Operations

In order to align our fiscal reporting periods and comply with statutory filing requirements in certain foreign jurisdictions, we consolidate the financial results of our China and Mexico operations on a one-month lag. Consistent with such consolidation, the financial and non-financial information presented in our MD&A relative to these operations is also presented on a one-month lag. Our policy is to accelerate recording the effect of events occurring in the lag period that significantly affect our consolidated financial statements. There were no significant intervening events which would have materially affected our financial condition, results of operations, liquidity or other factors had they been recorded during the three months ended August 2, 2014.

Discontinued Operations Presentation

Discontinued operations are comprised of mindSHIFT operations within our Domestic segment and Best Buy Europe operations within our International segment. Unless otherwise stated, financial results discussed herein refer to continuing operations.

Consolidated Performance Summary

Net earnings from continuing operations for the second quarter of fiscal 2015 decreased $92 million, or 39%, from the prior-year period. The decrease is primarily driven by the $229 million ($147 million after tax) of net LCD-related legal settlements in the prior-year period. Excluding the LCD-related legal settlements, net earnings from continuing operations increased by $55 million, as lower SG&A due to Renew Blue cost reductions and tighter expense management throughout the company more than offset the decrease in gross profit.

The following table presents selected consolidated financial data ($ in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Revenue	$8,896	$9,266	$17,931	$18,613
Revenue % decline	(4.0)%	(0.4)%	(3.7)%	(5.3)%
Comparable sales % decline	(2.7)%	(0.6)%	(2.3)%	(1.0)%
Gross profit	$2,055	$2,458	$4,075	$4,616
Gross profit as a % of revenue(1)	23.1%	26.5%	22.7%	24.8%
SG&A	$1,812	$2,038	$3,632	$4,022
SG&A as a % of revenue(1)	20.4%	22.0%	20.3%	21.6%
Restructuring charges	$5	$7	$8	$13
Operating income	$238	$413	$435	$581
Operating income as a % of revenue	2.7%	4.5%	2.4%	3.1%
Net earnings from continuing operations(2)	$145	$237	$606	$334
Gain (loss) from discontinued operations(3)	$1	$29	$1	$(149)
Net earnings attributable to Best Buy Co., Inc. shareholders	$146	$266	$607	$185
Diluted earnings per share from continuing operations	$0.42	$0.69	$1.73	$0.97
Diluted earnings per share	$0.42	$0.77	$1.73	$0.54

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

(2)	Includes both net earnings from continuing operations and net earnings from continuing operations attributable to noncontrolling interests.

(3)	Includes both net gain (loss) from discontinued operations and net loss from discontinued operations attributable to noncontrolling interests.

The components of the 4.0% and 3.7% revenue decreases for the second quarter and first six months of fiscal 2015, respectively, were as follows:

	Three Months Ended	Six Months Ended
	August 2, 2014	August 2, 2014
Comparable sales impact	(2.6)%	(2.2)%
Non-comparable sales(1)	(0.6)%	(0.7)%
Impact of foreign currency exchange rate fluctuations	(0.6)%	(0.6)%
Net store changes	(0.2)%	(0.2)%
Total revenue decrease	(4.0)%	(3.7)%

(1)
Non-comparable sales reflects the impact of revenue streams not included within our comparable sales calculation, such as credit card revenue, gift card breakage, commercial sales, and sales of merchandise to wholesalers and dealers.

The gross profit rate decreased by 3.4% of revenue in the second quarter of fiscal 2015. Gross profit rate declines in our Domestic and International segments accounted for a decrease of 3.3% of revenue and 0.1% of revenue, respectively. For the first six months of fiscal 2015, the gross profit rate decreased by 2.1% of revenue. Our Domestic and International segments accounted for a decrease of 2.0% of revenue and 0.1% of revenue, respectively. For further discussion of each segment’s gross profit rate changes, see Segment Performance Summary below.

The SG&A rate decreased by 1.6% of revenue in the second quarter of fiscal 2015. The Domestic segment accounted for the majority of the decrease. The SG&A rate for the first six months of fiscal 2015 decreased by 1.3% of revenue. SG&A rate declines in our Domestic and International segments accounted for a decrease of 1.2% of revenue and 0.1% of revenue, respectively. For further discussion of each segment’s SG&A rate changes, see Segment Performance Summary below.

Operating income decreased $175 million and our operating income rate decreased to 2.7% of revenue in the second quarter of fiscal 2015, compared to 4.5% of revenue in the second quarter of fiscal 2014. The decrease in operating income was primarily due to decreased gross profit, partially offset by lower SG&A expenses driven by Renew Blue cost reduction initiatives. For the first six months of fiscal 2015, operating income decreased 25.1% to $435 million or, as a percentage of revenue, to 2.4%, compared to 3.1% of revenue in the first six months of fiscal 2014. The decrease in operating income in both periods was the result of decreased gross profit, primarily due to the LCD-related legal settlements in the prior-year period, which was partially offset by lower SG&A expenses.

Income Tax (Benefit) Expense

Income tax expense decreased to $79 million in the second quarter of fiscal 2015 compared to $169 million in the prior-year period, primarily as a result of a decrease in pre-tax earnings. Our effective income tax rate in the second quarter of fiscal 2015 was 34.9% compared to a rate of 41.6% in the second quarter of fiscal 2014. The decrease in the effective income tax rate was primarily due to the favorable resolution of certain tax matters in the current-year period.

Income tax decreased to a tax benefit of $202 million in the first six months of fiscal 2015 compared to an expense of $218 million in the prior-year period, primarily due to a $353 million discrete benefit related to reorganizing certain European legal entities and a decrease in pre-tax earnings in the current-year period. Our effective income tax rate for the first six months of fiscal 2015 was (50.0)%, compared to a rate of 39.4% in the first six months of fiscal 2014. The decrease was caused primarily by reorganizing certain European legal entities and the favorable resolution of certain tax matters in the current-year period. Refer to Note 10, Income Taxes, in the Notes to Condensed Consolidated Financial Statements for additional information.

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

Discontinued Operations

There were no material results from discontinued operations in the second quarter or first six months of fiscal 2015. The gain of $29 million in the second quarter of fiscal 2014 was primarily the result of a tax allocation between continuing and discontinued operations. The loss from discontinued operations in the first six months of fiscal 2014 was primarily the result of the non-cash impairment of our investment in Best Buy Europe in the first quarter of fiscal 2014 and increased restructuring charges, partially offset by a first quarter gain on the sale of Best Buy Europe's fixed-line business in Switzerland and a tax allocation benefit between continuing and discontinued operations. Refer to Note 2, Discontinued Operations, in the Notes to Condensed Consolidated Financial Statements for additional information.

Non-GAAP Financial Measures

The following table reconciles operating income, net earnings, and diluted earnings per share for the periods presented from continuing operations (GAAP financial measures) to non-GAAP operating income, non-GAAP net earnings, and non-GAAP diluted earnings per share from continuing operations for the periods presented ($ in millions, except per share amounts).

	Three Months Ended		Six Months Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Operating income	$238	$413	$435	$581
Net LCD settlements(1)	—	(229)	—	(229)
Non-restructuring asset impairments	13	15	22	27
Restructuring charges	5	7	8	13
Non-GAAP operating income	$256	$206	$465	$392

Net earnings from continuing operations	$145	$237	$606	$334
After-tax impact of net LCD settlements(1)	—	(147)	—	(147)
After-tax impact of non-restructuring asset impairments	8	10	14	19
After-tax impact of restructuring charges	4	5	6	9
After-tax impact of gain on sale of investments	(1)	(9)	(1)	(9)
Income tax impact of Best Buy Europe sale	—	16	—	16
Income tax impact of Europe legal entity reorganization	—	—	(353)	—
Non-GAAP net earnings from continuing operations	$156	$112	$272	$222

Diluted earnings per share from continuing operations	$0.42	$0.69	$1.73	$0.97
Per share impact of net LCD settlements(1)	—	(0.43)	—	(0.43)
Per share impact of non-restructuring asset impairments	0.02	0.03	0.04	0.06
Per share impact of restructuring charges	—	0.01	0.01	0.03
Per share impact of gain on sale of investments	—	(0.03)	—	(0.03)
Per share impact of income tax impact of Best Buy Europe sale	—	0.05	—	0.05
Per share impact of income tax impact of Europe legal entity reorganization	—	—	(1.01)	—
Non-GAAP diluted earnings per share from continuing operations	$0.44	$0.32	$0.77	$0.65

(1)
Amounts for the six months ended August 3, 2013, exclude the pre-tax impact of $44 million of net proceeds from LCD settlements reached in the first quarter of fiscal 2014, as we did not adjust for LCD settlements prior to the material settlements reached in the second quarter of fiscal 2014.

Non-GAAP operating income increased $50 million, or 2.9% of revenue, in the second quarter of fiscal 2015, and $73 million, or 2.6% of revenue, in the first six months of fiscal 2015 compared to the prior-year periods. The increase in both periods was driven by SG&A cost reductions in both segments primarily due to the realization of our Renew Blue cost reduction initiatives and tighter expense management, partially offset by a decrease in gross profit due to lower revenue and a lower gross profit rate. The increase in operating income resulted in a year-over-year increase in non-GAAP net earnings from continuing operations and non-GAAP diluted earnings per share from continuing operations in the second quarter and first six months of fiscal 2015 compared to the prior-year periods.

Segment Performance Summary

Domestic

The Domestic segment experienced a decrease in revenue in the second quarter of fiscal 2015, which was primarily driven by a comparable sales decline of 2.0% and a revenue decline of $20 million due to the less favorable economics of the new credit card agreement. However, comparable online sales increased 22.0% and online revenue increased to $581 million, or 7.7% of revenue, compared to 6.1% of revenue in the prior-year period. These improvements were primarily due to improved inventory availability made possible by the chain-wide rollout of our ship-from-store capability, higher average order value and increased traffic driven by greater investment in online digital marketing. In addition, SG&A expenses declined as we continue to benefit from our Renew Blue cost reduction initiatives and a focus on tighter expense management, which partially offset the decrease in gross profit.

Including the revenue decline of $20 million in the second quarter of fiscal 2015 noted above, we have experienced a revenue decline of $67 million related to our credit card agreement in the first six months of fiscal 2015. We currently expect a year-over-year decrease in revenue from our credit card agreement in the range of $75 million to $125 million in fiscal 2015. The impact of our credit card agreement on our revenue is substantially the same as the impact on our gross profit and operating income.

The following table presents selected financial data for the Domestic segment ($ in millions):

	Three Months Ended		Six Months Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Revenue	$7,585	$7,775	$15,366	$15,721
Revenue % gain (decline)	(2.4)%	0.1%	(2.3)%	(5.1)%
Comparable sales % decline(1)	(2.0)%	(0.4)%	(1.6)%	(0.8)%
Gross profit	$1,778	$2,125	$3,541	$3,984
Gross profit as a % of revenue	23.4%	27.3%	23.0%	25.3%
SG&A	$1,521	$1,704	$3,056	$3,340
SG&A as a % of revenue	20.1%	21.9%	19.9%	21.2%
Restructuring charges	$(1)	$1	$1	$2
Operating income	$258	$420	$484	$642
Operating income as a % of revenue	3.4%	5.4%	3.1%	4.1%

Selected Online Revenue Data
Online revenue as a % of total segment revenue	7.7%	6.1%	7.9%	6.2%
Comparable online sales % growth(1)	22.0%	10.5%	25.7%	13.4%

(1)	Comparable online sales is included in the comparable sales calculation.

The components of our Domestic segment's 2.4% and 2.3% revenue decreases for the second quarter and first six months of fiscal 2015, respectively, were as follows:

	Three Months Ended	Six Months Ended
	August 2, 2014	August 2, 2014
Comparable sales impact	(1.9)%	(1.6)%
Non-comparable sales(1)	(0.5)%	(0.6)%
Net store changes	—%	(0.1)%
Total revenue decrease	(2.4)%	(2.3)%

(1)
Non-comparable sales reflects the impact of revenue streams not included within our comparable sales calculation, such as credit card revenue, gift card breakage, commercial sales, and sales of merchandise to wholesalers and dealers.

The following table reconciles the number of Domestic stores open at the beginning and end of the second quarters of fiscal 2015 and 2014:

	Fiscal 2015				Fiscal 2014
	Total Stores at Beginning of Second Quarter	Stores Opened	Stores Closed	Total Stores at End of Second Quarter	Total Stores at Beginning of Second Quarter	Stores Opened	Stores Closed	Total Stores at End of Second Quarter
Best Buy	1,053	—	—	1,053	1,055	—	—	1,055
Best Buy Mobile stand-alone	406	—	(15)	391	419	—	(3)	416
Pacific Sales stand-alone	30	—	(1)	29	34	—	—	34
Magnolia Audio Video stand-alone	4	—	—	4	4	—	—	4
Total Domestic segment stores	1,493	—	(16)	1,477	1,512	—	(3)	1,509

The closure of Best Buy stores, Best Buy Mobile stand-alone stores and Pacific Sales stand-alone stores over the last 12 months contributed to the decrease in revenue attributable to net store changes in the first six months of fiscal 2015.

The following table presents the Domestic segment’s revenue mix percentages and comparable sales percentage changes by revenue category in the second quarters of fiscal 2015 and 2014:

	Revenue Mix		Comparable Sales
	Three Months Ended		Three Months Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Consumer Electronics	31%	30%	0.2%	(5.5)%
Computing and Mobile Phones	47%	49%	(5.9)%	5.8%
Entertainment	6%	5%	16.1%	(29.8)%
Appliances	9%	8%	8.2%	14.2%
Services	6%	7%	(8.9)%	1.5%
Other	1%	1%	n/a	n/a
Total	100%	100%	(2.0)%	(0.4)%

The following is a description of the notable comparable sales changes in our Domestic segment by revenue category:

•
Consumer Electronics: The 0.2% comparable sales gain was driven primarily by an increase in the sales of large screen televisions. This gain was partially offset by a decrease in the sales of digital imaging products due to industry declines consistent with those experienced in prior quarters.

•
Computing and Mobile Phones: The 5.9% comparable sales decline primarily resulted from a decline in mobile phones due to less successful promotions compared to the prior year, as well as a decline in tablets from industry softness similar to the prior quarter. These declines were partially offset by increased sales of notebook computers driven by student offerings.

•
Entertainment: The 16.1% comparable sales gain was driven primarily by gaming sales due to new console launches in the fourth quarter of fiscal 2014, partially offset by declines in movies and music due to continued industry declines and rationalization of the store space dedicated to these products.

•
Appliances: The 8.2% comparable sales gain was a result of gains in major appliances driven by the emphasis on dedicated labor in select stores, the addition of Pacific Kitchen & Home stores-within-a-store, and effective promotions.

•
Services: The 8.9% comparable sales decline was primarily driven by lower mobile repair revenue due to successfully implementing initiatives to decrease claim severity and frequency, lower attach rates, and higher mobile warranty premium costs which translate into lower commission revenue.

Our Domestic segment experienced a decrease in gross profit of $347 million, or 16.3%, in the second quarter of fiscal 2015 compared to the second quarter of fiscal 2014 and the gross profit rate decreased by 3.9% of revenue. The most significant driver of the decrease was $264 million of LCD-related legal settlements that we received in the second quarter of fiscal 2014. Excluding the LCD settlements, we experienced a decrease in gross profit of $83 million, and the gross profit rate decreased by 0.5% of revenue in the second quarter of fiscal 2015. The 0.5% of revenue decline was primarily due to (1) a mix shift into the lower-margin gaming and computing categories; (2) structural investments in price competitiveness, particularly in accessories; and (3) a negative impact related to the less favorable economics of the new credit card agreement. These declines were partially offset by (1) an increased mix of higher-margin large-screen televisions, and (2) the realization of our Renew Blue cost reductions and other supply chain cost containment initiatives.

For the first six months of fiscal 2015, our Domestic segment experienced a decrease in gross profit of $443 million, or 11.1%, compared to the prior-year period. The most significant driver of the decrease was $264 million of LCD-related legal settlements that we received in the second quarter of fiscal 2014 and, to a lesser extent, $50 million of LCD settlements in the first quarter of fiscal 2014. Excluding these LCD settlements, we experienced a decrease in gross profit of $179 million, and the gross profit rate decreased by 0.7 % of revenue in the first six months of fiscal 2015. The primary drivers of the rate decrease were (1) a mix shift into the lower-margin gaming and computing categories; (2) the negative impact related to the less favorable economics of the new credit card agreement; and (3) structural investments in price competitiveness, particularly in accessories. These decreases were partially offset by (1) the realization of our Renew Blue cost reductions and other supply chain cost containment initiatives; (2) higher inventory shrinkage in the first quarter of fiscal 2014 that did not recur in the first quarter of fiscal 2015; and (3) an increased mix of higher-margin large-screen televisions.

Our Domestic segment’s SG&A decreased $183 million, or 10.7%, in the second quarter of fiscal 2015 compared to the prior-year period. For the first six months of fiscal 2015, our Domestic segment’s SG&A decreased $284 million, or 8.5%, compared to the prior-year period. In addition, the SG&A rate decreased by 1.8% and 1.3% of revenue in the second quarter and first six months of fiscal 2015, respectively, compared to the prior-year periods. The decreases in SG&A and SG&A rate in both periods were primarily driven by the realization of Renew Blue cost reduction initiatives and the benefit from tighter expense management throughout the company.

Our Domestic segment recorded a reduction of $1 million of restructuring charges in the second quarter of fiscal 2015 and incurred $1 million of restructuring charges in the second quarter of fiscal 2014. For the first six months of fiscal 2015 and 2014, our domestic segment recorded $1 million and $2 million of restructuring charges, respectively. These restructuring charges had minimal impact on our operating income for either period. Refer to Note 5, Restructuring Charges, in the Notes to Condensed Consolidated Financial Statements for additional information.

Our Domestic segment’s operating income in the second quarter and first six months of fiscal 2015 decreased by $162 million and $158 million, respectively, compared to the same periods in the prior year. The decreases in both periods were primarily due to a decrease in gross profit driven by the prior-year LCD-related legal settlements, partially offset by lower SG&A expenses, as described above.

International

Our International segment experienced a decrease in SG&A primarily driven by Renew Blue cost reductions and tighter expense management in Canada and China; however, comparable sales declined 6.7%. In light of this decline, we are beginning to implement the same Renew Blue transformation road map that we are following in the Domestic segment.

The following table presents selected financial data for the International segment ($ in millions):

	Three Months Ended		Six Months Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Revenue	$1,311	$1,491	$2,565	$2,892
Revenue % decline	(12.1)%	(2.9)%	(11.3)%	(6.3)%
Comparable sales % decline(1)	(6.7)%	(1.8)%	(6.3)%	(2.3)%
Gross profit	$277	$333	$534	$632
Gross profit as a % of revenue	21.1%	22.3%	20.8%	21.9%
SG&A	$291	$334	$576	$682
SG&A as a % of revenue	22.2%	22.4%	22.5%	23.6%
Restructuring charges	$6	$6	$7	$11
Operating loss	$(20)	$(7)	$(49)	$(61)
Operating loss as a % of revenue	(1.5)%	(0.5)%	(1.9)%	(2.1)%

(1)	Comparable online sales is included in the comparable sales calculation.

The components of our International segment's 12.1% and 11.3% revenue decreases for the second quarter and first six months of fiscal 2015, respectively, were as follows:

	Three Months Ended	Six Months Ended
	August 2, 2014	August 2, 2014
Comparable sales impact	(6.4)%	(6.0)%
Impact of foreign currency exchange rate fluctuations	(3.2)%	(3.9)%
Net store changes	(1.3)%	(0.7)%
Non-comparable sales(1)	(1.2)%	(0.7)%
Total revenue decrease	(12.1)%	(11.3)%

(1)
Non-comparable sales reflects the impact of revenue streams not included within our comparable sales calculation, such as credit card revenue, gift card breakage, commercial sales, and sales of merchandise to wholesalers and dealers.

The following table reconciles the number of International stores open at the beginning and end of the second quarters of fiscal 2015 and 2014:

	Fiscal 2015				Fiscal 2014
	Total Stores at Beginning of Second Quarter	Stores Opened	Stores Closed	Total Stores at End of Second Quarter	Total Stores at Beginning of Second Quarter	Stores Opened	Stores Closed	Total Stores at End of Second Quarter
Canada
Future Shop	137	—	(2)	135	140	—	—	140
Best Buy	72	—	—	72	72	—	—	72
Best Buy Mobile stand-alone	56	—	—	56	54	—	—	54
China
Five Star	186	—	(2)	184	208	—	(11)	197
Mexico
Best Buy	17	—	—	17	14	1	—	15
Express	2	—	—	2	1	—	—	1
Total International segment stores	470	—	(4)	466	489	1	(11)	479

The closure of large-format Five Star stores in China and Future Shop stores in Canada over the past 12 months contributed to the majority of the decrease in revenue associated with net store changes in our International segment in the second quarter and first six months of fiscal 2015. The addition of large-format stores in Mexico, Best Buy Mobile stand-alone stores in Canada and a small-format store in Mexico partially offset this decrease.

The following table presents revenue mix percentages and comparable sales percentage changes for the International segment by revenue category in the second quarters of fiscal 2015 and 2014:

	Revenue Mix		Comparable Sales
	Three Months Ended		Three Months Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Consumer Electronics	26%	28%	(12.6)%	(7.3)%
Computing and Mobile Phones	37%	36%	(5.5)%	(2.2)%
Entertainment	5%	4%	12.2%	(27.7)%
Appliances	27%	27%	(5.3)%	13.7%
Services	4%	5%	(7.5)%	(7.2)%
Other	1%	< 1%	n/a	n/a
Total	100%	100%	(6.7)%	(1.8)%

The following is a description of the notable comparable sales changes in our International segment by revenue category:

•
Consumer Electronics: The 12.6% comparable sales decline was driven primarily by a decrease in the sales of televisions in China and digital imaging products across the segment. The decline in sales of televisions in China was due to the end of a government subsidized energy-efficiency program which benefited the prior year. Additionally, the decrease in digital imaging products was a result of device convergence and industry trends, similar to trends seen in the Domestic segment.

•
Computing and Mobile Phones: The 5.5% comparable sales decline was primarily driven by mobile phones in Canada due to regulatory changes, which have resulted in overall market softness and had a negative impact on pricing.

•
Entertainment: The 12.2% comparable sales gain was primarily driven by Canada due to growth in gaming from new console launches in the fourth quarter of fiscal 2014. This growth was partially offset by a decline in movies and music, as a result of similar trends to those experienced in our Domestic segment.

•
Appliances: The 5.3% comparable sales decline was primarily due to a decrease in sales of appliances in China due to the end of a government subsidized energy-efficiency program which benefited the prior year.

•
Services: The 7.5% comparable sales decline was primarily due to a decrease in sales of warranties in Canada driven by the elimination of three-year warranty plans for mobile phones and a comparable sales decline in other applicable categories.

Our International segment experienced a gross profit decline of $56 million, or 16.8%, in the second quarter of fiscal 2015, primarily driven by a decrease in the gross profit rate of 1.2% of revenue. The gross profit rate decline was primarily driven by Canada due to increased promotional activity and an increased mix of the lower-margin gaming category, partially offset by China due to an increased mix of higher-margin products and decreased promotional activity. For the first six months of fiscal 2015, our International segment experienced a gross profit decline of $98 million, or 15.5%. The 1.1% of revenue decrease in the gross profit rate was primarily driven by increased promotional activity and to an increased mix of the lower-margin gaming category in Canada.

Our International segment’s SG&A decreased $43 million, or 12.9%, in the second quarter of fiscal 2015 compared to the prior-year period. Excluding the impact of foreign currency exchange rate fluctuations, the decrease in SG&A was $32 million. For the first six months of fiscal 2015, our International segment’s SG&A decreased $106 million, or 15.5%, compared to the prior-year period. Excluding the impact of foreign currency exchange rate fluctuations, the decrease in SG&A was $78 million. In addition, the SG&A rate decreased by 0.2% and 1.1% of revenue in the second quarter and first six months of fiscal 2015, respectively, compared to the prior-year periods. The decrease in SG&A and SG&A rate in both periods was primarily driven by Renew Blue cost reductions and tighter expense management in Canada and, to a lesser extent, China.

Our International segment recorded $6 million and $7 million of restructuring charges in the second quarter and first six months of fiscal 2015, respectively, which resulted in a decrease in operating income of 0.5% and 0.3% of revenue, respectively. In the second quarter and first six months of fiscal 2014, our International segment recorded $6 million and $11 million of restructuring charges, respectively. These restructuring charges resulted in a decrease in operating income of 0.4% of revenue in both periods. Refer to Note 5, Restructuring Charges, in the Notes to Condensed Consolidated Financial Statements for additional information.

The International segment experienced an increased operating loss of $13 million in the second quarter of fiscal 2015 compared to the prior-year period, driven primarily by a decrease in gross profit, partially offset by a decrease in SG&A as described above. For the first six months of fiscal 2015, the International segment experienced a decreased operating loss of $12 million primarily due to a reduction in SG&A expenses, partially offset by a decrease in gross profit as described above.

Liquidity and Capital Resources

Summary

We closely manage our liquidity and capital resources. Our liquidity requirements depend on key variables, including the level of investment to support our Renew Blue priorities, discretionary SG&A spending, capital expenditures, credit facilities, and working capital management. Capital expenditures are a component of our cash flow and capital management strategy which, to a large extent, we can adjust in response to economic and other changes in our business environment. We have a disciplined approach to capital allocation, which focuses on investing in key priorities that support our Renew Blue transformation.

The following table summarizes our cash and cash equivalents and short-term investments balances at August 2, 2014, February 1, 2014, and August 3, 2013 ($ in millions):

	August 2, 2014	February 1, 2014	August 3, 2013
Cash and cash equivalents	$2,141	$2,678	$1,910
Short-term investments	939	223	—
Total cash and cash equivalents and short-term investments	$3,080	$2,901	$1,910

The increase in total cash and cash equivalents and short-term investments from August 3, 2013, was primarily due to cash generated from operating activities and proceeds from the sale of mindSHIFT, partially offset by capital expenditures. The increase in total cash and cash equivalents and short-term investments from February 1, 2014, was primarily due to cash generated from operating activities, partially offset by purchases of short-term investments, capital expenditures and dividend payments.

Cash Flows

The following table summarizes our cash flows from total operations for the first six months of fiscal 2015 and 2014 ($ in millions):

	Six Months Ended
	August 2, 2014	August 3, 2013
Total cash provided by (used in):
Operating activities	$487	$19
Investing activities	(907)	(203)
Financing activities	(114)	292
Effect of exchange rate changes on cash	(3)	(24)
Increase (decrease) in cash and cash equivalents	$(537)	$84

Cash provided by operating activities in the first six months of fiscal 2015 increased compared to the prior-year period primarily due to timing of vendor payments resulting in higher than normal cash outflow in fiscal 2014, and timing of cellular receivable collections resulting in higher cash inflow in fiscal 2015, partially offset by operating cash inflow in fiscal 2014 from Best Buy Europe.

Cash used in investing activities in the first six months of fiscal 2015 increased compared to the prior-year period primarily due to purchases of short-term investments.

Cash provided by (used in) financing activities in the first six months of fiscal 2015 decreased compared to the prior-year period primarily due to the inclusion of the borrowings of debt by Best Buy Europe in fiscal 2014.

Sources of Liquidity

Funds generated by operating activities, available cash and cash equivalents, short-term investments and our credit facilities are our most significant sources of liquidity. We believe our sources of liquidity will be sufficient to sustain operations and to finance anticipated capital investments and strategic initiatives. However, in the event our liquidity is insufficient, we may be required to limit our spending. There can be no assurance that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under our existing credit facilities or obtain additional financing, if necessary, on favorable terms.

On June 30, 2014, we entered into a new $1.25 billion five-year senior unsecured revolving credit facility (the "Five-Year Facility Agreement") with a syndicate of banks that expires in June 2019. The Five-Year Facility Agreement replaced the previous $1.5 billion unsecured revolving credit facility, which was originally scheduled to expire in October 2016, but was terminated on June 30, 2014. Refer to Note 6, Debt, in the Notes to Condensed Consolidated Financial Statements for additional information. At August 2, 2014, we had no borrowings outstanding under the Five-Year Facility Agreement.

We have $146 million available (based on the exchange rates in effect as of the end of the second quarter of fiscal 2015) under unsecured revolving demand facilities related to our International segment operations. There were no borrowings outstanding at August 2, 2014.

Our ability to access our revolving credit facility under the Five-Year Facility Agreement, is subject to our compliance with the terms and conditions of the facility, including financial covenants. The financial covenants require us to maintain certain financial ratios. At August 2, 2014, we were in compliance with all such financial covenants. If an event of default were to occur with respect to any of our other debt, it would likely constitute an event of default under our facilities as well.

Our credit ratings and outlooks at September 3, 2014, are summarized below. On September 3, 2014, Fitch Ratings Limited ("Fitch") upgraded its long-term credit rating from BB- to BB with a Stable outlook. On July 2, 2014, Moody's Investors Service, Inc. ("Moody's") reaffirmed its Baa2 long-term credit rating and changed its outlook from Negative to Stable. The rating and outlook from Standard & Poor's Rating Services ("Standard & Poor's") remain consistent with those disclosed in our Annual Report on Form 10-K for the fiscal year ended February 1, 2014.

Rating Agency	Rating	Outlook
Standard & Poor's	BB	Stable
Moody's	Baa2	Stable
Fitch	BB	Stable

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

Restricted Cash

Our liquidity is affected by restricted cash balances that are pledged as collateral or restricted to use for vendor payables, general liability insurance, workers’ compensation insurance, and customer warranty and insurance programs. Restricted cash and cash equivalents, which are included in other current assets, were $279 million, $308 million, and $312 million at August 2, 2014, February 1, 2014, and August 3, 2013, respectively. The decrease in restricted assets from the end of fiscal 2014 and the second quarter of fiscal 2014 was due to decreased cash reserve amounts within our China operations due to fewer vendor payables which require cash restrictions.

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

Dividends

During the second quarters of fiscal 2015 and 2014, we declared and paid our regular quarterly cash dividend of $0.17 per common share, or $59 million and $58 million in the aggregate, respectively. As announced on August 27, 2014, our Board of Directors authorized payment of our next regular quarterly cash dividend of $0.19 per common share, payable on October 2, 2014, to shareholders of record as of the close of business on September 11, 2014.

Other Financial Measures

Our current ratio, calculated as current assets divided by current liabilities, increased to 1.5 at the end of the second quarter of fiscal 2015, compared to 1.4 at the end of fiscal 2014 and 1.3 at the end of the second quarter of fiscal 2014.

Our debt to net earnings (loss) ratio was 1.7 at the end of the second quarter of fiscal 2015, compared to 2.4 at the end of fiscal 2014, and (12.4) at the end of the second quarter of fiscal 2014, driven primarily by higher net earnings in the trailing twelve months. Our non-GAAP debt to EBITDAR ratio, which includes capitalized operating lease obligations in its calculation, increased to 3.5 at the end of the second quarter of fiscal 2015, compared to 3.3 at the end of fiscal 2014, and 3.1 at the end of the second quarter of fiscal 2014, driven primarily by the absence of goodwill impairment charges and lower income tax expense in the current period.

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

The following table presents a reconciliation of our debt to net earnings (loss) ratio and our non-GAAP debt to EBITDAR ratio for continuing operations ($ in millions):

	August 2, 2014(1)	February 1, 2014(1)	August 3, 2013(1)
Debt (including current portion)	$1,635	$1,657	$1,678
Capitalized operating lease obligations (8 times rental expense)(2)	7,429	7,484	7,555
Non-GAAP debt	$9,064	$9,141	$9,233

Net earnings (loss) including noncontrolling interests(3)	$962	$689	$(135)
Goodwill impairment	—	—	822
Interest expense, net	54	53	71
Income tax (benefit) expense	(22)	398	464
Depreciation and amortization expense(4)	658	692	771
Rental expense	929	935	944
EBITDAR	$2,581	$2,767	$2,937

Debt to net earnings (loss) ratio	1.7	2.4	(12.4)
Non-GAAP debt to EBITDAR ratio	3.5	3.3	3.1

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

There has been no material change in our contractual obligations other than as described above and in the ordinary course of business since the end of fiscal 2014. See our Annual Report on Form 10-K for the fiscal year ended February 1, 2014 for additional information regarding our off-balance-sheet arrangements and contractual obligations.

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

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers, as a new Topic, Accounting Standards Codification (ASC) Topic 606. The new revenue recognition guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU is effective for fiscal years and interim periods beginning after December 15, 2016. As such, we will adopt the new guidance in our fiscal quarter ending April 29, 2017. We are currently evaluating the effect of adopting this new accounting guidance, but do not expect a material impact on our results of operations, cash flows or financial position.

Safe Harbor Statement Under the Private Securities Litigation Reform Act

Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), provide a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their companies. With the exception of historical information, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements and may be identified by the use of words such as "anticipate," "assume," "believe," "estimate," "expect," “guidance,” "intend," "outlook," "plan," "project," and other words and terms of similar meaning. Such statements reflect our current view with respect to future market conditions, company performance and financial results, business prospects, new strategies, the competitive environment and other events. These statements are subject to certain risks and uncertainties that could cause our future results to differ materially from the anticipated results expressed in such forward-looking statements. Readers should review Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended February 1, 2014 for a description of important factors that could cause our actual results to differ materially from those contemplated by the forward-looking statements made in this Quarterly Report on Form 10-Q. Among the factors that could cause our actual results and outcomes to differ materially from those contained in such forward-looking statements are the following: macro-economic conditions, conditions in the industries and categories in which we operate, changes in consumer preferences (including shopping preferences), changes in consumer confidence, consumer spending and debt levels, online sales levels and trends, average ticket size, the mix of products and services offered for sale in our physical stores and online, credit market changes and constraints, product availability, competitive initiatives of competitors (including pricing actions and promotional activities of competitors), strategic and business decisions of our vendors (including actions that could impact product margin or supply), the impact of pricing investments and promotional activity, weather, natural or man-made disasters, the company’s ability to react to a disaster recovery situation, changes in law or regulations, changes in tax rates, changes in taxable income in each jurisdiction, tax audit developments and resolution of other discrete tax matters, foreign currency fluctuation, availability of suitable real estate locations, the company’s ability to manage its property portfolio, the impact of labor markets and new product launches, the availability of qualified labor pools, the company’s ability to retain qualified employees, failure to achieve anticipated expense and cost reductions from operational and restructuring changes, disruptions in our supply chain, the costs of procuring goods the company sells, failure to achieve anticipated revenue and profitability increases from operational and restructuring changes (including investments in our multi-channel capabilities), failure to accurately predict the duration over which we will incur costs, acquisitions and development of new businesses, divestitures of existing businesses, failure to achieve anticipated benefits of announced transactions, integration challenges relating to new ventures, and our ability to protect information relating to our customers. We caution that the foregoing list of important factors is not complete, and any forward-looking statements speak only as of the date they are made, and we assume no obligation to update any forward-looking statement that we may make.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

In addition to the risks inherent in our operations, we are exposed to certain market risks, including adverse changes in foreign currency exchange rates.

We have market risk arising from changes in foreign currency exchange rates related to our International segment operations. On a limited basis, we utilize foreign exchange forward contracts to manage foreign currency exposure to certain forecast inventory purchases and recognized receivable and payable balances. Our primary objective in holding derivatives is to reduce the volatility of net earnings and cash flows associated with changes in foreign currency exchange rates. Our foreign currency risk management strategy includes derivatives that are not designated as hedging instruments, which generally have terms of up to 12 months. The aggregate notional amount and fair value recorded on our Condensed Consolidated Balance Sheets at August 2, 2014, related to our foreign exchange forward and swap contracts outstanding from continuing operations was $95 million and $1 million, respectively. The amount recorded in our Consolidated Statements of Earnings from continuing operations related to all contracts settled and outstanding was a loss of $1 million in the second quarter of fiscal 2015.

The strength of the U.S. dollar compared to the Canadian dollar, Chinese yuan and Mexican peso compared to the same period last year had a negative overall impact on our revenue as these foreign currencies translated into fewer U.S. dollars. We estimate that foreign currency exchange rate fluctuations had a negative impact on our revenue of approximately $47 million and a minimal impact on our net earnings in the second quarter of fiscal 2015.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), at August 2, 2014. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at August 2, 2014, our disclosure controls and procedures were effective.

There was no change in internal control over financial reporting during the fiscal quarter ended August 2, 2014, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

3.1	Restated Articles of Incorporation (incorporated herein by reference to the Definitive Proxy Statement filed by Best Buy Co., Inc. on May 12, 2009)

3.2	Amended and Restated By-Laws (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Best Buy Co., Inc. on September 26, 2013)

10.1	Form of Best Buy Co., Inc. Director Restricted Stock Unit Award Agreement (2014)

10.2	Form of Best Buy Co., Inc. Director Restricted Stock Unit Award Agreement for Non-U.S. Directors (2014)

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

101
The following financial information from our Quarterly Report on Form 10-Q for the second quarter of fiscal 2015, filed with the SEC on September 10, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets at August 2, 2014; February 1, 2014; and August 3, 2013, (ii) the Consolidated Statements of Earnings for the three and six months ended August 2, 2014 and August 3, 2013, (iii) the Consolidated Statements of Comprehensive Income for the three and six months ended August 2, 2014 and August 3, 2013, (iv) the Consolidated Statements of Cash Flows for the six months ended August 2, 2014 and August 3, 2013, (v) the Consolidated Statements of Changes in Shareholders’ Equity for the six months ended August 2, 2014 and August 3, 2013, and (vi) the Notes to Condensed Consolidated Financial Statements.

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

BEST BUY CO., INC.
(Registrant)

Date: September 10, 2014	By:	/s/ HUBERT JOLY
Hubert Joly
President and Chief Executive Officer
(duly authorized and principal executive officer)

Date: September 10, 2014	By:	/s/ SHARON L. McCOLLAM
Sharon L. McCollam
Chief Administrative Officer and Chief Financial Officer
(duly authorized and principal financial officer and principal accounting officer)