Form 10-Q
period 2014-11-01
BEST BUY CO INC
filed 2014-12-05
CIK 764478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 1, 2014

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 350,759,999 shares of common stock outstanding as of November 28, 2014.

BEST BUY CO., INC.
FORM 10-Q FOR THE QUARTER ENDED NOVEMBER 1, 2014

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Consolidated Balance Sheets
($ in millions) (unaudited)

	November 1, 2014	February 1, 2014	November 2, 2013
Assets
Current assets
Cash and cash equivalents	$1,929	$2,678	$2,170
Short-term investments	1,209	223	—
Receivables, net	1,066	1,308	1,123
Merchandise inventories	6,900	5,376	6,978
Other current assets	959	900	963
Total current assets	12,063	10,485	11,234
Property and equipment, net	2,524	2,598	2,726
Goodwill	425	425	528
Intangibles, net	99	101	175
Other assets	651	404	405
Total assets	$15,762	$14,013	$15,068

Liabilities and equity
Current liabilities
Accounts payable	$6,626	$5,122	$6,578
Unredeemed gift card liabilities	381	406	368
Deferred revenue	449	399	418
Accrued compensation and related expenses	305	444	350
Accrued liabilities	788	873	815
Accrued income taxes	33	147	91
Current portion of long-term debt	44	45	45
Total current liabilities	8,626	7,436	8,665
Long-term liabilities	972	976	1,035
Long-term debt	1,591	1,612	1,624
Equity
Best Buy Co., Inc. shareholders’ equity
Preferred stock, $1.00 par value: Authorized — 400,000 shares; Issued and outstanding — none	—	—	—
Common stock, $0.10 par value: Authorized — 1.0 billion shares; Issued and outstanding — 350,407,000, 346,751,000 and 345,564,000 shares, respectively	35	35	35
Additional paid-in capital	377	300	253
Retained earnings	3,689	3,159	2,926
Accumulated other comprehensive income	468	492	528
Total Best Buy Co., Inc. shareholders’ equity	4,569	3,986	3,742
Noncontrolling interests	4	3	2
Total equity	4,573	3,989	3,744
Total liabilities and equity	$15,762	$14,013	$15,068

NOTE:  The Consolidated Balance Sheet as of February 1, 2014, has been condensed from the audited consolidated financial statements.

See Notes to Condensed Consolidated Financial Statements.

Consolidated Statements of Earnings
($ in millions, except per share amounts) (unaudited)

	Three Months Ended		Nine Months Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Revenue	$9,380	$9,327	$27,311	$27,940
Cost of goods sold	7,252	7,170	21,108	21,167
Gross profit	2,128	2,157	6,203	6,773
Selling, general and administrative expenses	1,929	2,036	5,561	6,058
Restructuring charges	9	31	17	44
Operating income	190	90	625	671
Other income (expense)
Gain on sale of investments	5	4	7	18
Investment income and other	3	8	17	18
Interest expense	(22)	(24)	(68)	(77)
Earnings from continuing operations before income tax (benefit) expense	176	78	581	630
Income tax (benefit) expense	69	34	(133)	252
Net earnings from continuing operations	107	44	714	378
Gain (loss) from discontinued operations (Note 2), net of tax benefit (expense) of $0, $10, ($1) and $34	—	10	1	(149)
Net earnings including noncontrolling interests	107	54	715	229
Net earnings from continuing operations attributable to noncontrolling interests	—	(1)	(1)	(1)
Net loss from discontinued operations attributable to noncontrolling interests	—	1	—	11
Net earnings attributable to Best Buy Co., Inc. shareholders	$107	$54	$714	$239

Basic earnings (loss) per share attributable to Best Buy Co., Inc. shareholders
Continuing operations	$0.30	$0.13	$2.05	$1.11
Discontinued operations	—	0.03	—	(0.41)
Basic earnings per share	$0.30	$0.16	$2.05	$0.70

Diluted earnings (loss) per share attributable to Best Buy Co., Inc. shareholders
Continuing operations	$0.30	$0.12	$2.02	$1.09
Discontinued operations	—	0.04	—	(0.40)
Diluted earnings per share	$0.30	$0.16	$2.02	$0.69

Dividends declared per common share	$0.19	$0.17	$0.53	$0.51

Weighted-average common shares outstanding (in millions)
Basic	350.1	342.8	349.0	340.7
Diluted	354.0	348.9	352.5	345.3

See Notes to Condensed Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
($ in millions) (unaudited)

	Three Months Ended		Nine Months Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Net earnings including noncontrolling interests	$107	$54	$715	$229
Foreign currency translation adjustments	(25)	(2)	(22)	(106)
Unrealized gain (loss) on available-for-sale investments	(1)	1	(2)	1
Reclassification of foreign currency translation adjustments into earnings due to sale of business	—	—	—	654
Reclassification of losses on available-for-sale investments into earnings	—	—	—	2
Comprehensive income including noncontrolling interests	81	53	691	780
Comprehensive income attributable to noncontrolling interests	—	—	(1)	(125)
Comprehensive income attributable to Best Buy Co., Inc. shareholders	$81	$53	$690	$655

See Notes to Condensed Consolidated Financial Statements.

Consolidated Statements of Change in Shareholders' Equity
($ and shares in millions) (unaudited)

	Best Buy Co., Inc.
	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Best Buy Co., Inc.	Non- controlling Interests	Total
Balances at February 1, 2014	347	$35	$300	$3,159	$492	$3,986	$3	$3,989
Net earnings, nine months ended November 1, 2014	—	—	—	714	—	714	1	715
Foreign currency translation adjustments	—	—	—	—	(22)	(22)	—	(22)
Unrealized losses on available-for-sale investments	—	—	—	—	(2)	(2)	—	(2)
Stock-based compensation	—	—	64	—	—	64	—	64
Restricted stock vested and stock options exercised	3	—	19	—	—	19	—	19
Issuance of common stock under employee stock purchase plan	—	—	8	—	—	8	—	8
Tax deficit from stock options exercised, restricted stock vesting and employee stock purchase plan	—	—	(14)	—	—	(14)	—	(14)
Common stock dividends, $0.53 per share	—	—	—	(184)	—	(184)	—	(184)
Balances at November 1, 2014	350	$35	$377	$3,689	$468	$4,569	$4	$4,573

Balances at February 2, 2013	338	$34	$54	$2,861	$112	$3,061	$654	$3,715
Net earnings (loss), nine months ended November 2, 2013	—	—	—	239	—	239	(10)	229
Foreign currency translation adjustments	—	—	—	—	(95)	(95)	(11)	(106)
Unrealized gains (losses) on available-for-sale investments	—	—	—	—	2	2	(1)	1
Sale of noncontrolling interest	—	—	—	—	—	—	(776)	(776)
Dividend distribution	—	—	—	—	—	—	(1)	(1)
Reclassification of foreign currency translation adjustments into earnings	—	—	—	—	508	508	146	654
Reclassification of losses on available-for-sale investments into earnings	—	—	—	—	1	1	1	2
Stock-based compensation	—	—	74	—	—	74	—	74
Restricted stock vested and stock options exercised	7	1	135	—	—	136	—	136
Issuance of common stock under employee stock purchase plan	1	—	13	—	—	13	—	13
Tax deficit from stock options exercised, restricted stock vesting and employee stock purchase plan	—	—	(23)	—	—	(23)	—	(23)
Common stock dividends, $0.51 per share	—	—	—	(174)	—	(174)	—	(174)
Balances at November 2, 2013	346	$35	$253	$2,926	$528	$3,742	$2	$3,744

See Notes to Condensed Consolidated Financial Statements.

Consolidated Statements of Cash Flows
($ in millions) (unaudited)

	Nine Months Ended
	November 1, 2014	November 2, 2013
Operating activities
Net earnings including noncontrolling interests	$715	$229
Adjustments to reconcile net earnings including noncontrolling interests to total cash provided by operating activities:
Depreciation	484	537
Amortization of definite-lived intangible assets	—	13
Restructuring charges	17	144
(Gain) loss on sale of business, net	(1)	123
Stock-based compensation	63	70
Deferred income taxes	(381)	(3)
Other, net	4	6
Changes in operating assets and liabilities:
Receivables	237	208
Merchandise inventories	(1,541)	(974)
Other assets	14	(102)
Accounts payable	1,526	465
Other liabilities	(263)	(347)
Income taxes	(100)	(45)
Total cash provided by operating activities	774	324

Investing activities
Additions to property and equipment	(425)	(422)
Purchases of investments	(2,067)	(5)
Sales of investments	1,084	49
Proceeds from sale of business, net of cash transferred upon sale	38	67
Change in restricted assets	25	(3)
Other, net	3	(1)
Total cash used in investing activities	(1,342)	(315)

Financing activities
Borrowings of debt	—	2,414
Repayments of debt	(19)	(2,027)
Dividends paid	(185)	(174)
Issuance of common stock	27	147
Other, net	2	(1)
Total cash provided by (used in) financing activities	(175)	359
Effect of exchange rate changes on cash	(6)	(24)
Increase (decrease) in cash and cash equivalents	(749)	344
Cash and cash equivalents at beginning of period	2,678	1,826
Cash and cash equivalents at end of period	$1,929	$2,170

See Notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements
(unaudited)

1.	Basis of Presentation

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

Description of Business

Historically, we have generated a higher proportion of our revenue and earnings in the fiscal fourth quarter, which includes the majority of the holiday shopping season in the U.S., Canada and Mexico. Due to the seasonal nature of our business, interim results are not necessarily indicative of results for the entire fiscal year. The interim financial statements and the related notes in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended February 1, 2014. The first nine months of fiscal 2015 and fiscal 2014 included 39 weeks.

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

In preparing the accompanying condensed consolidated financial statements, we evaluated the period from November 2, 2014, through the date the financial statements were issued, for material subsequent events requiring recognition or disclosure. Other than as disclosed in Note 13, Subsequent Event, no such events were identified for this period.

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

The aggregate financial results of all discontinued operations for the three and nine months ended November 1, 2014 and November 2, 2013, respectively, were as follows ($ in millions):

	Three Months Ended		Nine Months Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Revenue	$—	$35	$—	$2,785

Restructuring charges(1)	—	—	—	100

Loss from discontinued operations before income tax benefit	—	—	—	(235)
Income tax benefit(2)	—	10	—	34
Gain on sale of discontinued operations	—	—	2	52
Income tax expense on sale	—	—	(1)	—
Net gain (loss) from discontinued operations, including noncontrolling interests	—	10	1	(149)
Net loss from discontinued operations attributable to noncontrolling interests	—	1	—	11
Net gain (loss) from discontinued operations attributable to Best Buy Co., Inc. shareholders	$—	$11	$1	$(138)

(1)	See Note 5, Restructuring Charges, for further discussion of the restructuring charges associated with discontinued operations.

(2)
Income tax benefit for the three months ended November 2, 2013 includes a $16 million benefit related to the impairment of our investment in Best Buy Europe, partially offset by $6 million of expense related to a tax allocation between continuing and discontinued operations. The fiscal 2014 effective tax rate for discontinued operations differs from the statutory tax rate primarily due to the tax allocation, restructuring charges and the impairment of our investment in Best Buy Europe. The restructuring charges and impairment generally included minimal related tax benefit. The deferred tax assets related to the restructuring charges generally resulted in an increase in the valuation allowance in an equal amount, while the investment impairment is generally not tax deductible.

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

The following tables set forth by level within the fair value hierarchy, our financial assets and liabilities that were accounted for at fair value on a recurring basis at November 1, 2014, February 1, 2014, and November 2, 2013, according to the valuation techniques we used to determine their fair values ($ in millions).

		Fair Value Measurements Using Inputs Considered as
	Fair Value at November 1, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS
Cash and cash equivalents
Money market funds	$74	$74	$—	$—
Corporate bonds	31	—	31	—
Commercial paper	91	—	91	—
Short-term investments
Corporate bonds	97	—	97	—
Commercial paper	381	—	381	—
Other current assets
Foreign currency derivative instruments	4	—	4	—
Other assets
Auction rate securities	9	—	—	9
Marketable equity securities	9	9	—	—
Marketable securities that fund deferred compensation	97	97	—	—

		Fair Value Measurements Using Inputs Considered as
	Fair Value at February 1, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS
Cash and cash equivalents
Money market funds	$53	$53	$—	$—
Commercial paper	80	—	80	—
Treasury bills	263	263	—	—
Short-term investments
Commercial paper	100	—	100	—
Other current assets
Foreign currency derivative instruments	2	—	2	—
Other assets
Auction rate securities	9	—	—	9
Marketable securities that fund deferred compensation	96	96	—	—

LIABILITIES
Accrued liabilities
Foreign currency derivative instruments	5	—	5	—

		Fair Value Measurements Using Inputs Considered as
	Fair Value at November 2, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS
Cash and cash equivalents
Money market funds	$495	$495	$—	$—
Other assets
Auction rate securities	9	—	—	9
Marketable equity securities	10	10	—	—
Marketable securities that fund deferred compensation	94	94	—	—
LIABILITIES
Accrued liabilities
Foreign currency derivative instruments	2	—	2	—

There was no change in the beginning and ending balances of items measured at fair value on a recurring basis in the tables above that used significant unobservable inputs (Level 3) for the three and nine months ended November 1, 2014.

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Money Market Funds. Our money market fund investments were measured at fair value as they trade in an active market using quoted market prices and therefore, were classified as Level 1.

Corporate Bonds. Our corporate bond investments were measured at fair value using quoted market prices. They were classified as Level 2 as they trade in a non-active market for which bond prices are readily available.

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

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

Assets and liabilities that are measured at fair value on a nonrecurring basis relate primarily to our tangible fixed assets, goodwill and other intangible assets, which are remeasured when the derived fair value is below carrying value on our Consolidated Balance Sheets. For these assets, we do not periodically adjust carrying value to fair value, except in the event of impairment. When we determine that impairment has occurred, the carrying value of the asset is reduced to fair value and the difference is recorded within operating income in our Consolidated Statements of Earnings.

The following table summarizes the fair value remeasurements for non-restructuring property and equipment impairments and restructuring activities recorded during the nine months ended November 1, 2014, and November 2, 2013 ($ in millions):

	Nine Months Ended		Nine Months Ended
	November 1, 2014		November 2, 2013
	Impairments	Remaining Net Carrying Value(1)	Impairments	Remaining Net Carrying Value(1)
Continuing operations
Property and equipment (non-restructuring)	$28	$17	$37	$—
Restructuring activities(2)
Property and equipment	—	—	4	—
Investments	—	—	16	—
Total continuing operations	$28	$17	$57	$—
Discontinued operations(3)
Property and equipment(4)	$—	$—	$220	$—
Tradename	—	—	4	—
Total discontinued operations	$—	$—	$224	$—

(1)	Remaining net carrying value approximates fair value.

(2)	See Note 5, Restructuring Charges, for additional information.

(3)	Property and equipment and tradename impairments associated with discontinued operations are recorded within gain (loss) from discontinued operations in our Consolidated Statements of Earnings.

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

4.    Goodwill and Intangible Assets

The changes in the carrying values of goodwill and indefinite-lived tradenames by segment were as follows in the nine months ended November 1, 2014, and November 2, 2013 ($ in millions):

	Goodwill			Indefinite-lived Tradenames
	Domestic	International	Total	Domestic	International	Total
Balances at February 1, 2014	$425	$—	$425	$19	$82	$101
Changes in foreign currency exchange rates	—	—	—	—	(2)	(2)
Balances at November 1, 2014	$425	$—	$425	$19	$80	$99

	Goodwill			Indefinite-lived Tradenames
	Domestic	International	Total	Domestic	International	Total
Balances at February 2, 2013	$528	$—	$528	$19	$112	$131
Changes in foreign currency exchange rates	—	—	—	—	(2)	(2)
Sale of Best Buy Europe	—	—	—	—	(22)	(22)
Impairments	—	—	—	—	(4)	(4)
Balances at November 2, 2013	$528	$—	$528	$19	$84	$103

The following table provides the gross carrying amount of goodwill and cumulative goodwill impairment losses ($ in millions):

	November 1, 2014		February 1, 2014		November 2, 2013
	Gross Carrying Amount(1)	Cumulative Impairment(1)	Gross Carrying Amount(1)	Cumulative Impairment(1)	Gross Carrying Amount	Cumulative Impairment
Goodwill	$1,308	$(883)	$1,308	$(883)	$1,412	$(884)

(1)	Excludes the gross carrying amount and cumulative impairment related to mindSHIFT goodwill, which was sold during the fourth quarter of fiscal 2014.

5.    Restructuring Charges

Charges incurred in the nine months ended November 1, 2014, and November 2, 2013, for our restructuring activities were as follows ($ in millions):

	Nine Months Ended
	November 1, 2014	November 2, 2013
Continuing operations
Renew Blue	$23	$52
Fiscal 2013 U.S. restructuring	(6)	(8)
Total continuing operations	17	44
Discontinued operations
Fiscal 2013 Europe restructuring	—	95
Fiscal 2012 restructuring	—	5
Total discontinued operations (Note 2)	—	100
Total restructuring charges	$17	$144

Renew Blue

In the fourth quarter of fiscal 2013, we began implementing initiatives intended to reduce costs and improve operating performance. These initiatives included focusing on core business activities, reducing headcount, updating our store operating model and optimizing our real estate portfolio. These cost reduction initiatives represented one of the key Renew Blue priorities for fiscal 2014 and cost reduction continues to be a priority in fiscal 2015. We incurred $23 million and $52 million of restructuring charges related to Renew Blue initiatives during the first nine months of fiscal 2015 and 2014, respectively. The charges in the first nine months of fiscal 2015 were primarily due to employee termination benefits and facility closure costs. The charges in the first nine months of fiscal 2014 were primarily comprised of employee termination benefits, investment impairments, and facility closure costs. We expect to continue to implement cost reduction initiatives throughout the remainder of fiscal 2015, as we further analyze our operations and strategies.

All restructuring charges related to this program are from continuing operations and are presented in restructuring charges in our Consolidated Statements of Earnings. The composition of the restructuring charges we incurred for this program in the nine months ended November 1, 2014, and November 2, 2013, as well as the cumulative amount incurred through November 1, 2014, was as follows ($ in millions):

	Domestic			International			Total
	Nine Months Ended		Cumulative Amount	Nine Months Ended		Cumulative Amount	Nine Months Ended		Cumulative Amount
	November 1, 2014	November 2, 2013		November 1, 2014	November 2, 2013		November 1, 2014	November 2, 2013
Continuing operations
Inventory write-downs	$—	$—	$1	$—	$—	$—	$—	$—	$1
Property and equipment impairments	—	2	14	1	2	26	1	4	40
Termination benefits	11	16	163	5	10	42	16	26	205
Investment impairments	—	16	43	—	—	—	—	16	43
Facility closure and other costs	1	—	4	5	6	66	6	6	70
Total	$12	$34	$225	$11	$18	$134	$23	$52	$359

The following tables summarize our restructuring accrual activity during the nine months ended November 1, 2014, and November 2, 2013, related to termination benefits and facility closure and other costs associated with this program ($ in millions):

	Termination Benefits	Facility Closure and Other Costs	Total
Balances at February 1, 2014	$111	$51	$162
Charges	35	12	47
Cash payments	(117)	(16)	(133)
Adjustments(1)	(19)	(5)	(24)
Changes in foreign currency exchange rates	—	(6)	(6)
Balances at November 1, 2014	$10	$36	$46

(1)
Adjustments to termination benefits were due to higher-than-expected employee retention. Adjustments to facility closure and other costs represent changes in sublease assumptions and reductions in our remaining lease obligations.

	Termination Benefits	Facility Closure and Other Costs	Total
Balances at February 2, 2013	$54	$54	$108
Charges	25	14	39
Cash payments	(65)	(16)	(81)
Adjustments	(7)	8	1
Changes in foreign currency exchange rates	1	(1)	—
Balances at November 2, 2013	$8	$59	$67

Fiscal 2013 U.S. Restructuring

In the first quarter of fiscal 2013, we initiated a series of actions to restructure operations in our Domestic segment intended to improve operating performance. The actions included closure of 49 large-format Best Buy branded stores in the U.S. and changes to the store and corporate operating models. The costs of implementing the changes were primarily comprised of facility closure costs, employee termination benefits, and property and equipment (primarily store fixtures) impairments. We recognized a reduction to restructuring charges of $6 million and $8 million in the nine months ended November 1, 2014, and November 2, 2013, respectively, as a result of changes in sublease assumptions and the buyout of a lease for less than the remaining vacant space liability. We have completed activities under this restructuring program and do not expect to incur further material restructuring charges, with the exception of potential additional adjustments to facility closure and other costs. In addition, lease payments for vacated stores will continue until leases expire or are terminated.

The restructuring charges related to this program are from continuing operations and are presented in restructuring charges in our Consolidated Statements of Earnings. The composition of the restructuring charges we incurred for this program in the nine months ended November 1, 2014 and November 2, 2013, as well as the cumulative amount incurred through November 1, 2014, was as follows ($ in millions):

	Nine Months Ended		Cumulative Amount
	November 1, 2014	November 2, 2013
Continuing operations
Property and equipment impairments	$—	$—	$29
Termination benefits	—	—	77
Facility closure and other costs	(6)	(8)	139
Total	$(6)	$(8)	$245

The following tables summarize our restructuring accrual activity during the nine months ended November 1, 2014, and November 2, 2013, related to termination benefits and facility closure and other costs associated with this program ($ in millions):

Facility Closure and Other Costs
Balances at February 1, 2014	$58
Charges	2
Cash payments	(16)
Adjustments	(6)
Balances at November 1, 2014	$38

	Termination Benefits	Facility Closure and Other Costs	Total
Balances at February 2, 2013	$4	$113	$117
Charges	—	3	3
Cash payments	(2)	(39)	(41)
Adjustments(1)	(2)	(13)	(15)
Balances at November 2, 2013	$—	$64	$64

(1)	Adjustments to facility closure and other costs represent reductions in our remaining lease obligations.

Fiscal 2013 Europe Restructuring

In the third quarter of fiscal 2013, we initiated a series of actions to restructure our Best Buy Europe operations in our International segment intended to improve operating performance. As described in Note 2, Discontinued Operations, we completed the sale of our 50% ownership interest in Best Buy Europe on June 26, 2013. This program ended as of the date of sale, at which time we wrote off all remaining restructuring liabilities. The cumulative amount of charges we incurred under this program was $131 million, which included $95 million in the first nine months of fiscal 2014, primarily related to property and equipment impairments and termination benefits. All restructuring charges related to this program are reported within gain (loss) from discontinued operations in our Consolidated Statements of Earnings.

The following table summarizes our restructuring accrual activity during the nine months ended November 2, 2013, related to termination benefits and facility closure and other costs associated with this program ($ in millions):

	Termination Benefits	Facility Closure and Other Costs	Total
Balances at February 2, 2013	$—	$5	$5
Charges	36	2	38
Cash payments	(2)	(7)	(9)
Adjustments(1)	(34)	—	(34)
Balances at November 2, 2013	$—	$—	$—

(1)	Represents the remaining liability written off as a result of the sale of Best Buy Europe, as described in Note 2, Discontinued Operations.

Fiscal 2012 Restructuring

In the third quarter of fiscal 2012, we implemented a series of actions to restructure operations in our Domestic and International segments. The actions within our Domestic segment included a decision to modify our strategy for certain mobile broadband offerings. In our International segment, we closed our large-format Best Buy branded stores in the U.K. and impaired certain information technology assets supporting the restructured operations. The cumulative amount of charges we incurred under this program was $246 million, comprised of $22 million within our Domestic segment and $224 million within our International segment, primarily related to property and equipment impairments and facility closure and other costs. We incurred $5 million of charges related to this program in the first nine months of fiscal 2014, representing a change in sublease assumptions. We did not incur any charges related to this program in the first nine months of fiscal 2015 and do not expect to incur further material restructuring charges related to this program, as we have completed these restructuring activities.

The following table summarizes our restructuring accrual activity during the nine months ended November 2, 2013, related to facility closure and other costs associated with this program ($ in millions):

Facility Closure and Other Costs
Balances at February 2, 2013	$36
Cash payments	(33)
Adjustments(1)	(1)
Changes in foreign currency exchange rates	(2)
Balances at November 2, 2013	$—

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

The Five-Year Facility Agreement is guaranteed by specified subsidiaries of Best Buy Co., Inc. and contains affirmative and negative covenants. Among other things, these covenants restrict Best Buy Co., Inc. and certain of its subsidiaries’ ability to incur certain types or amounts of indebtedness, incur liens on certain assets, make material changes in corporate structure or the nature of its business, dispose of material assets, engage in a change in control transaction, make certain foreign investments, enter into certain restrictive agreements, or engage in certain transactions with affiliates. The Five-Year Facility Agreement also contains financial covenants that require us to maintain a maximum cash flow leverage ratio and a minimum interest coverage ratio (both ratios measured quarterly for the previous 12 months). The Five-Year Facility Agreement contains default provisions including, but not limited to, failure to pay interest or principal when due and failure to comply with covenants.

Long-Term Debt

Long-term debt consisted of the following ($ in millions):

	November 1, 2014	February 1, 2014	November 2, 2013
2016 Notes	$350	$349	$349
2018 Notes	500	500	500
2021 Notes	649	649	649
Financing lease obligations	77	95	103
Capital lease obligations	59	63	67
Other debt	—	1	1
Total long-term debt	1,635	1,657	1,669
Less: current portion	(44)	(45)	(45)
Total long-term debt, less current portion	$1,591	$1,612	$1,624

The fair value of long-term debt approximated $1,672 million, $1,690 million, and $1,717 million at November 1, 2014, February 1, 2014, and November 2, 2013, respectively, based primarily on the market prices quoted from external sources, compared with carrying values of $1,635 million, $1,657 million, and $1,669 million, respectively. If long-term debt was measured at fair value in the financial statements, it would be classified primarily as Level 2 in the fair value hierarchy.

See Note 7, Debt, in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended February 1, 2014, for additional information regarding the terms of our debt facilities, debt instruments and other obligations.

7.    Derivative Instruments

We manage our economic and transaction exposure to certain risks through the use of foreign currency derivative instruments. Our objective in holding these derivatives is to reduce the volatility of net earnings and cash flows, as well as net asset value associated with changes in foreign currency exchange rates. We do not hold derivative instruments for trading or speculative purposes. We have no derivatives that have credit risk-related contingent features, and we mitigate our credit risk by engaging with major financial institutions as our counterparties.

We record all foreign currency derivative instruments on our Condensed Consolidated Balance Sheets at fair value and evaluate hedge effectiveness prospectively and retrospectively when electing to apply hedge accounting. We formally document all hedging relations at inception for derivative hedges and the underlying hedged items, as well as the risk management objectives and strategies for undertaking the hedge transaction. In addition, we have derivatives which are not designated as hedging instruments.

Net Investment Hedges

During the third quarter of fiscal 2015, we entered into foreign exchange forward contracts to hedge against the effect of Canadian dollar exchange rate fluctuations on a portion of our net investment in our Canadian operations. The contracts have terms up to 12 months. For a net investment hedge, we recognize changes in the fair value of the derivative as a component of foreign currency translation within other comprehensive income to offset a portion of the change in translated value of the net investment being hedged, until the investment is sold or liquidated. We limit recognition in net earnings of amounts previously recorded in other comprehensive income to circumstances such as complete or substantially complete liquidation of the net investment in the hedged foreign operation. We report the ineffective portion of the gain or loss, if any, in net earnings. At November 1, 2014, the notional amount of these instruments was $106 million, and we recognized a pre-tax gain of $1 million in other comprehensive income in our Condensed Consolidated Balance Sheets. We did not reclassify any amount from accumulated other comprehensive income to net earnings, and we did not recognize any amount related to ineffectiveness in net earnings during the three and nine months ended November 1, 2014.

Derivatives Not Designated as Hedging Instruments

We use foreign currency forward contracts to manage the impact of fluctuations in foreign currency exchange rates relative to recognized receivable and payable balances denominated in non-functional currencies, and on certain forecast inventory purchases denominated in non-functional currencies. The contracts generally have terms of up to 12 months. These derivative instruments are not designated in hedging relationships and, therefore, we record gains and losses on these contracts directly to net earnings. At November 1, 2014, February 1, 2014, and November 2, 2013, the notional amount of these instruments was $111 million, $157 million, and $138 million, respectively. We recognized a gain of $4 million in selling general and administrative ("SG&A") expenses in our Consolidated Statements of Earnings during the three months ended November 1, 2014 related to these instruments. We recognized no material SG&A impact from these instruments during the nine months ended November 1, 2014. For the three and nine months ended November 2, 2013, we recognized a $3 million loss and $3 million gain, respectively, in SG&A expenses.

In conjunction with our agreement to sell our 50% ownership interest in Best Buy Europe as described in Note 2, Discontinued Operations, we entered into a deal-contingent foreign currency forward contract to hedge £455 million of the total £471 million of net proceeds. The contract was settled in cash following the completion of the sale on June 26, 2013. This instrument had no effect on our Consolidated Statements of Earnings in the three months ended November 2, 2013, and we recognized a $2 million loss recognized in gain (loss) from discontinued operations in the nine months ended November 2, 2013.

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

The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings per share from continuing operations attributable to Best Buy Co., Inc. ($ and shares in millions):

	Three Months Ended		Nine Months Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Numerator
Net earnings from continuing operations	$107	$44	$714	$378
Net earnings from continuing operations attributable to noncontrolling interests	—	(1)	(1)	(1)
Net earnings from continuing operations attributable to Best Buy Co., Inc.	$107	$43	$713	$377

Denominator
Weighted-average common shares outstanding	350.1	342.8	349.0	340.7
Effect of potentially dilutive securities:
Nonvested share awards	3.9	6.1	3.5	4.6
Weighted-average common shares outstanding, assuming dilution	354.0	348.9	352.5	345.3

Net earnings per share from continuing operations attributable to Best Buy Co., Inc.
Basic	$0.30	$0.13	$2.05	$1.11
Diluted	$0.30	$0.12	$2.02	$1.09

The computation of weighted-average common shares outstanding, assuming dilution, excluded options to purchase 11.6 million and 12.6 million shares of our common stock for the three months ended November 1, 2014, and November 2, 2013, respectively, and options to purchase 13.8 million and 16.4 million shares of our common stock for the nine months ended November 1, 2014, and November 2, 2013, respectively. These amounts were excluded as the options’ exercise prices were greater than the average market price of our common stock for the periods presented and, therefore, the effect would be anti-dilutive (i.e., including such options would result in higher earnings per share).

9.    Comprehensive Income

The following tables provide a reconciliation of the components of accumulated other comprehensive income, net of tax, attributable to Best Buy Co., Inc. for the three and nine months ended November 1, 2014, and the three and nine months ended November 2, 2013, respectively ($ in millions).

	Foreign Currency Translation	Available-For-Sale Investments	Total
Balances at August 2, 2014	$488	$6	494
Foreign currency translation adjustments	(25)	—	(25)
Unrealized losses on available-for-sale investments	—	(1)	(1)
Balances at November 1, 2014	$463	$5	$468

	Foreign Currency Translation	Available-For-Sale Investments	Total
Balances at February 1, 2014	$485	$7	$492
Foreign currency translation adjustments	(22)	—	(22)
Unrealized losses on available-for-sale investments	—	(2)	(2)
Balances at November 1, 2014	$463	$5	$468

	Foreign Currency Translation	Available-For-Sale Investments	Total
Balances at August 3, 2013	$528	$1	$529
Foreign currency translation adjustments	(2)	—	(2)
Unrealized gains on available-for-sale investments	—	1	1
Balances at November 2, 2013	$526	$2	$528

	Foreign Currency Translation	Available-For-Sale Investments	Total
Balances at February 2, 2013	$113	$(1)	$112
Foreign currency translation adjustments	(95)	—	(95)
Reclassification of foreign currency translation adjustments into earnings due to sale of business	508	—	508
Unrealized gains on available-for-sale investments	—	2	2
Reclassification of losses on available-for-sale investments into earnings	—	1	1
Balances at November 2, 2013	$526	$2	$528

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

Our effective tax rate for the first nine months of fiscal 2015 was (22.9)%, compared to 40% in the prior year period. Without the impact of the election described above, which contributed to an income tax benefit of $353 million, the effective tax rate for the first nine months of fiscal 2015 would have been 37.9%. The 37.9% effective tax rate was lower than the prior year primarily due to the favorable resolution of certain tax matters in the current year period, partially offset by the unfavorable ongoing periodic impact as a result of the election described above.

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

Revenue by reportable segment was as follows ($ in millions):

	Three Months Ended		Nine Months Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Domestic	$7,992	$7,812	$23,358	$23,533
International	1,388	1,515	3,953	4,407
Total revenue	$9,380	$9,327	$27,311	$27,940

Operating income (loss) by reportable segment and the reconciliation to earnings from continuing operations before income tax (benefit) expense were as follows ($ in millions):

	Three Months Ended		Nine Months Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Domestic	$204	$110	$688	$752
International	(14)	(20)	(63)	(81)
Total operating income	190	90	625	671
Other income (expense)
Gain on sale of investments	5	4	7	18
Investment income and other	3	8	17	18
Interest expense	(22)	(24)	(68)	(77)
Earnings from continuing operations before income tax (benefit) expense	$176	$78	$581	$630

Assets by reportable segment were as follows ($ in millions):

	November 1, 2014	February 1, 2014	November 2, 2013
Domestic	$13,137	$11,146	$11,971
International	2,625	2,867	3,097
Total assets	$15,762	$14,013	$15,068

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

Securities Actions

In February 2011, a purported class action lawsuit captioned, IBEW Local 98 Pension Fund, individually and on behalf of all others similarly situated v. Best Buy Co., Inc., et al., was filed against us and certain of our executive officers in the U.S. District Court for the District of Minnesota. This federal court action alleges, among other things, that we and the officers named in the complaint violated Sections 10(b) and 20A of the Exchange Act and Rule 10b-5 under the Exchange Act in connection with press releases and other statements relating to our fiscal 2011 earnings guidance that had been made available to the public. Additionally, in March 2011, a similar purported class action was filed by a single shareholder, Rene LeBlanc, against us and certain of our executive officers in the same court. In July 2011, after consolidation of the IBEW Local 98 Pension Fund and Rene LeBlanc actions, a consolidated complaint captioned, IBEW Local 98 Pension Fund v. Best Buy Co., Inc., et al., was filed and served. We filed a motion to dismiss the consolidated complaint in September 2011, and in March 2012, subsequent to the end of fiscal 2012, the court issued a decision dismissing the action with prejudice. In April 2012, the plaintiffs filed a motion to alter or amend the court's decision on our motion to dismiss. In October 2012, the court granted plaintiff's motion to alter or amend the court's decision on our motion to dismiss in part by vacating such decision and giving plaintiff leave to file an amended complaint, which plaintiff did in October 2012. We filed a motion to dismiss the amended complaint in November 2012 and all responsive pleadings were filed in December 2012. A hearing was held on April 26, 2013. On August 5, 2013, the court issued an order granting our motion to dismiss in part and, contrary to its March 2012 order, denying the motion to dismiss in part, holding that certain of the statements alleged to have been made were not forward-looking statements and therefore were not subject to the “safe-harbor” provisions of the Private Securities Litigation Reform Act (PSLRA). Plaintiffs moved to certify the purported class. By Order filed August 6, 2014, the court certified a class of persons or entities who acquired Best Buy common stock between 10:00 a.m. EDT on September 14, 2010, and December 13, 2010, and who were damaged by the alleged violations of law. The 8th Circuit Court of Appeals granted our request for interlocutory appeal of that order with briefing expected to be complete in January 2015 and oral argument to be scheduled later in 2015. The trial court has stayed proceedings while the appeal is pending. We continue to believe that these allegations are without merit and intend to vigorously defend our company in this matter.

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

13.    Subsequent Event

On December 3, 2014, we entered into a definitive agreement to sell Jiangsu Five Star Appliance Co., Ltd. ("Five Star") and exit our retail business in China. The closing of the sale is contingent on certain conditions, including regulatory approvals, and is expected to occur in the first quarter of fiscal 2016. Beginning in the fourth quarter of fiscal 2015, we expect to present Five Star as held for sale and include its results in discontinued operations. We do not expect the transaction to have a material impact on our results of operations, financial position or cash flows.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide a reader of our financial statements with a narrative, from the perspective of our management, on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Unless otherwise noted, transactions and other factors significantly impacting our financial condition, results of operations and liquidity are discussed in order of magnitude. Our MD&A is presented in seven sections:

•	Overview

•	Business Strategy Update

•	Results of Operations

•	Liquidity and Capital Resources

•	Off-Balance-Sheet Arrangements and Contractual Obligations

•	Significant Accounting Policies and Estimates

•	New Accounting Pronouncements

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

This MD&A includes reference to sales for certain consumer electronics categories. According to The NPD Group’s ("NPD") Weekly Tracking Service as published November 11, 2014, revenue for the consumer electronics industry was down 0.2% during the 13 weeks ended November 1, 2014, compared to the 13 weeks ended November 2, 2013. The consumer electronics industry, as defined by The NPD Group, includes televisions, desktop and notebook computers, tablets not including Kindle, digital imaging and other categories. Sales of these products represent approximately 65% of our Domestic revenue. The data does not include mobile phones, gaming, movies, music, appliances or services.

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

In the third quarter of fiscal 2015, our teams delivered positive comparable sales, improved profitability and continued progress in our Renew Blue transformation. This resulted in $9.4 billion in revenue and $0.32 in non-GAAP ($0.30 GAAP) diluted earnings per share versus $0.18 ($0.12 GAAP) last year. Operationally, this year-over-year improvement was primarily driven by 0.6% revenue growth and the benefits from our Renew Blue and other SG&A cost reduction initiatives, partially offset by strategic pricing investments and the ongoing competitive pressure on our gross profit rate. On the top line, while sales in the consumer electronics categories (as defined and reported by NPD) declined 0.2%, our strength in televisions, computing, and tablets versus the industry, in addition to our growth in gaming and appliances, drove a Domestic segment comparable sales increase of 3.2%, or 2.4% excluding the 0.8% of revenue estimated benefit associated with the classification of revenue for the new mobile carrier installment billing plans. Domestic online comparable sales increased 21.6%.

During the quarter, we also continued to make progress against our Renew Blue priorities. In our Annual Report on Form 10-K for the fiscal year ended February 1, 2014, we outlined our Renew Blue road map to address three key business imperatives, which are to improve our operational performance; build our foundational capabilities to unlock future growth strategies; and leverage our unique assets to create a differentiated value proposition that is meaningful to our customers and our vendors. The road map is built around eight priorities and highlights of our progress in the third quarter of fiscal 2015 include the following:

Merchandising. During the third quarter of fiscal 2015, we continued to expand our appliance offering through the opening of 15 Pacific Kitchen and Home stores-within-a-store and are on track to end the year with 117 stores versus 67 last year. In home theater, we opened 10 Magnolia Design Center stores-within-a-store and are on track to end the year with 50 stores versus 33 last year. We also continued to expand our ultra high definition, or 4K, television assortment. In mobile, despite major phone launches being quantity-constrained, the adoption of mobile carrier installment billing plans continued to accelerate throughout the quarter. Within these plans, we saw higher average phone prices and higher attach rates of services and phone accessories. In phone accessories, we significantly expanded our exclusive assortment through new partnerships with fashion designers and growth in our own private label brands, which allowed us to offer our customers an industry-leading phone case assortment in time for the new iPhone launch.

Marketing. We continued to shift marketing dollars away from television and print to digital media and display campaigns, including a highly successful traffic-generating back-to-school initiative. We also continued to drive increasingly powerful customer communication through the leveraging of our new Athena database. While we remain in the very early stages of being able to personalize marketing messages to individual customers, we are beginning to see better click-through rates from these new campaigns when compared to mass, non-targeted emails.

Online. In the third quarter of fiscal 2015, we continued to leverage our ship-from-store, digital marketing, and enhanced website functionality to drive a 21.6% increase in Domestic comparable online sales. Similar to the first half of fiscal 2015, ship-from-store represented over half of our online sales growth. We also launched several customer-facing website improvements including (1) significantly richer visual and editorial content for the home theater, mobile, appliance and gaming categories; (2) expanded wish list capabilities; (3) an expanded and more inspirational holiday gift center; and (4) an improved checkout process that provides faster and precise “Get it By” delivery dates on approximately 60% of Best Buy-delivered SKUs, rather than an up to five-to-eight day range.

Retail Stores. During the third quarter of fiscal 2015, we continued to improve the physical presence and shopping experience by (1) expanding our fleet of appliance and home theater stores-within-a-store; (2) increasing our investment in store refresh initiatives; (3) adding compelling vendor displays; (4) increasing sales training; and (5) integrating new vendor-funded labor into our premium customer experiences. While traffic to our stores continued to decline year-over-year, the trend improved compared to the first half of the year.

Our overall Net Promoter Score was flat year-over-year in the third quarter of fiscal 2015, which we believe was driven in part by the impact of product availability associated with the launch of new phones. This plateau follows a 400 basis point, year-over-year improvement in the prior-year period.

Supply Chain. We continued to transform our distribution and fulfillment capabilities by (1) operationalizing a faster and more precise delivery experience for our online customers; (2) unlocking a significant percentage of our major appliance and large screen television inventory that was systemically trapped in a single market and not available to be purchased by a customer outside of that market; and (3) in returns, replacements and damages, we launched a new section on the website called Best Buy Outlet, which expands the online visibility of open box inventory that can be purchased online and picked up in store. We also expanded the percentage of returned products that we are Geek Squad certifying, which, while small, is leading to higher margin recovery due to customer confidence in the quality statement that Geek Squad certification inspires.

Geek Squad Services. We continued to increase our services Net Promoter Score year-over-year and reduce costs through operational efficiencies. We also launched a Loss and Theft mobile phone insurance program to supplement our historical Geek Squad protection plans. However, service revenue continued to decline, and we continue to face declining demand and increasing pricing pressures for extended warranty services, which is partially driven by improving product reliability and declining average selling prices for parent products.

Cost Structure. In the third quarter of fiscal 2015, we eliminated an additional $65 million in annualized costs, taking our total Renew Blue cost reductions to $965 million towards our target of $1 billion.

Fiscal 2015 Trends

As we enter the fourth quarter, we are excited about our holiday plan, which has been built around (1) the cumulative progress we have made against our Renew Blue priorities; (2) an operational road map that incorporates the specific learnings that we gained from last year; and (3) our current views on the consumer and competitive environment. Within this plan, we believe the following initiatives will drive better year-over-year outcomes: (1) the customer-facing changes that we have made on our website and in our stores that touch many of our key categories, especially home theater, accessories, appliances, emerging categories such as health & wearables and connected home, and digital imaging; (2) our ability this year to sell mobile carrier installment billing plans in the mobile phone category; (3) a more inspirational gifting strategy; (4) a more defined, structured and analytical approach to our promotional strategy and competitive response plans; (5) more relevant and targeted marketing investments, including a more concise statement of our value proposition – Expert Service. Unbeatable Price.; and (6) increased inventory availability primarily due to the rollout of ship-from-store to 1,400 stores versus 400 stores last year. Like every holiday, though, we believe the outcome of these initiatives is, and will continue to be, tempered by other external and internal factors – including the investments that are required to drive them.

The sales trends we are seeing in our business as we enter the fourth quarter are encouraging from a top-line perspective. But to drive these results, similar to the third quarter, there are internal and external factors that we believe could put pressure on our operating income rate. The internal factors include: (1) the increased mix of faster growing, but lower-margin products in our revenue; (2) the potential impact of higher incentive compensation, particularly in our retail stores, based on our expected year-over-year improvement in performance; (3) higher growth in our lower-margin online channel; and (4) intensified investments in customer-facing initiatives. The external factors include: (1) an intensely promotional competitive environment; (2) a possible constraint in product availability in recent high-profile product launches; (3) a potential supply chain disruption related to the West Coast port delays; and (4) increasing customer service investments such as free and faster shipping or expert service in our retail stores and greater customer expectations around supply chain experiences.

The financial outcomes that these factors are expected to drive in the fourth quarter are as follows: (1) near flat year-over-year revenue and comparable sales growth – assuming revenue declines in the NPD reported Consumer Electronics categories are in line with the third quarter of fiscal 2015; (2) an improvement in the year-over-year gross profit rate; and (3) flat year-over-year SG&A expense – including higher incentive compensation, the intensified investments in customer-facing initiatives and an incremental $20 million due to a greater proportion of our vendor funding being recorded as an offset to cost of goods sold rather than SG&A. The net result of these outcomes, similar to the prior quarter’s outlook, is expected to equate to a year-over-year expansion in the fourth quarter of fiscal 2015 non-GAAP operating income rate of approximately 0.5% of revenue. In light of the unpredictability of many of the factors that affect our business, our future results are inherently uncertain. As a result, our actual results may differ significantly from our current expectations.

As discussed in Note 10, Income Taxes, in the Notes to Condensed Consolidated Financial Statements, we reorganized certain foreign legal entities in the first quarter of fiscal 2015 to simplify our overall tax structure which resulted in an accelerated non-cash tax benefit of approximately $353 million. This benefit has historically been recognized on a periodic basis, and as a result of the acceleration, there will be no future earnings benefit. Therefore, we expect to have a higher income tax rate going forward. We estimate that the impact of this and other known discrete income tax items will affect diluted earnings per share on a year-over-year basis in the range of negative $0.09 to $0.10 in the fourth quarter of fiscal 2015.

Results of Operations

In order to align our fiscal reporting periods and comply with statutory filing requirements in certain foreign jurisdictions, we consolidate the financial results of our China and Mexico operations on a one-month lag. Consistent with such consolidation, the financial and non-financial information presented in our MD&A relative to these operations is also presented on a one-month lag. Our policy is to accelerate recording the effect of events occurring in the lag period that significantly affect our consolidated financial statements. There were no significant intervening events which would have materially affected our financial condition, results of operations, liquidity or other factors had they been recorded during the three months ended November 1, 2014.

Discontinued Operations Presentation

Discontinued operations are comprised of mindSHIFT operations within our Domestic segment and Best Buy Europe operations within our International segment. Unless otherwise stated, financial results discussed herein refer to continuing operations.

Consolidated Performance Summary

Net earnings from continuing operations for the third quarter of fiscal 2015 increased $64 million, or 49%, from the prior-year period. The increase is primarily driven by lower SG&A due to Renew Blue cost reductions and tighter expense management throughout the company and comparable sales growth of 2.2%, which were partially offset by lower gross profit.

We now offer mobile carrier installment billing plans to our customers as well as two-year contract plans. While the two types of contracts have broadly similar overall economics, installment billing plans typically generate higher revenues due to higher proceeds for devices and higher cost of sales due to lower device subsidies. As we increase our mix of installment billing plans, there is an associated increase in revenue and cost of goods sold, and a decrease in gross profit rate, with gross profit dollars relatively unaffected. We estimate that our consolidated comparable sales of 2.2% includes a 0.6% of revenue impact from this classification difference. The impact on our consolidated gross profit rate for the quarter was immaterial.

The following table presents selected consolidated financial data ($ in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Revenue	$9,380	$9,327	$27,311	$27,940
Revenue % gain (decline)	0.6%	(0.2)%	(2.3)%	(3.6)%
Comparable sales % gain (decline)	2.2%	0.3%	(0.8)%	(0.6)%
Gross profit	$2,128	$2,157	$6,203	$6,773
Gross profit as a % of revenue(1)	22.7%	23.1%	22.7%	24.2%
SG&A	$1,929	$2,036	$5,561	$6,058
SG&A as a % of revenue(1)	20.6%	21.8%	20.4%	21.7%
Restructuring charges	$9	$31	$17	$44
Operating income	$190	$90	$625	$671
Operating income as a % of revenue	2.0%	1.0%	2.3%	2.4%
Net earnings from continuing operations(2)	$107	$43	$713	$377
Gain (loss) from discontinued operations(3)	$—	$11	$1	$(138)
Net earnings attributable to Best Buy Co., Inc. shareholders	$107	$54	$714	$239
Diluted earnings per share from continuing operations	$0.30	$0.12	$2.02	$1.09
Diluted earnings per share	$0.30	$0.16	$2.02	$0.69

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

The components of the 0.6% revenue increase and 2.3% revenue decreases for the third quarter and first nine months of fiscal 2015, respectively, were as follows:

	Three Months Ended	Nine Months Ended
	November 1, 2014	November 1, 2014
Comparable sales impact	2.1%	(0.8)%
Impact of foreign currency exchange rate fluctuations	(0.7)%	(0.6)%
Non-comparable sales(1)	(0.4)%	(0.6)%
Net store changes	(0.4)%	(0.3)%
Total revenue increase (decrease)	0.6%	(2.3)%

(1)
Non-comparable sales reflects the impact of revenue streams not included within our comparable sales calculation, such as credit card revenue, gift card breakage, commercial sales, and sales of merchandise to wholesalers and dealers.

The gross profit rate decreased by 0.4% of revenue in the third quarter of fiscal 2015. The gross profit rate decline in our Domestic segment accounted for the majority of the decrease. For the first nine months of fiscal 2015, the gross profit rate decreased by 1.5% of revenue. Our Domestic and International segments accounted for a decrease of 1.4% of revenue and 0.1% of revenue, respectively. For further discussion of each segment’s gross profit rate changes, see Segment Performance Summary below.

The SG&A rate decreased by 1.2% of revenue in the third quarter of fiscal 2015. The Domestic segment accounted for the majority of the decrease. The SG&A rate for the first nine months of fiscal 2015 decreased by 1.3% of revenue. SG&A rate declines in our Domestic and International segments accounted for a decrease of 1.2% of revenue and 0.1% of revenue, respectively. For further discussion of each segment’s SG&A rate changes, see Segment Performance Summary below.

Operating income increased $100 million and our operating income rate increased to 2.0% of revenue in the third quarter of fiscal 2015, compared to 1.0% of revenue in the third quarter of fiscal 2014. The increase in operating income was primarily due to lower SG&A driven by Renew Blue cost reduction initiatives and increased Domestic segment comparable sales. For the first nine months of fiscal 2015, operating income decreased 6.9% to $625 million or, as a percentage of revenue, to 2.3%, compared to 2.4% of revenue in the first nine months of fiscal 2014. The decrease in operating income was the result of decreased gross profit, primarily due to the LCD-related legal settlements in the prior-year period, which was partially offset by lower SG&A.

Income Tax (Benefit) Expense

Income tax expense increased to $69 million in the third quarter of fiscal 2015 compared to $34 million in the prior-year period, primarily as a result of an increase in pre-tax earnings. Our effective income tax rate in the third quarter of fiscal 2015 was 39.4% compared to a rate of 44.4% in the third quarter of fiscal 2014. The decrease in the effective income tax rate was primarily due to the increase in our pre-tax earnings, as the impact of discrete items on our effective income tax rate is less when our pre-tax earnings are higher.

Income tax decreased to a tax benefit of $133 million in the first nine months of fiscal 2015 compared to a tax expense of $252 million in the prior-year period, primarily due to a $353 million discrete benefit related to reorganizing certain European legal entities and a decrease in pre-tax earnings in the current-year period. Our effective income tax rate for the first nine months of fiscal 2015 was (22.9)%, compared to a rate of 40.0% in the first nine months of fiscal 2014. The decrease was caused primarily by reorganizing certain European legal entities and the favorable resolution of certain tax matters in the current-year period. Refer to Note 10, Income Taxes, in the Notes to Condensed Consolidated Financial Statements for additional information.

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

Discontinued Operations

There were no material results from discontinued operations in the third quarter or the first nine months of fiscal 2015. The gain of $11 million in the third quarter of fiscal 2014 was primarily the result of a tax allocation between continuing and discontinued operations. The loss from discontinued operations in the first nine months of fiscal 2014 was primarily the result of the non-cash impairment of our investment in Best Buy Europe in the first quarter of fiscal 2014 and increased restructuring charges, partially offset by a first quarter gain on the sale of Best Buy Europe's fixed-line business in Switzerland and a tax allocation benefit between continuing and discontinued operations. Refer to Note 2, Discontinued Operations, in the Notes to Condensed Consolidated Financial Statements for additional information.

Non-GAAP Financial Measures

The following table reconciles operating income, net earnings, and diluted earnings per share for the periods presented from continuing operations (GAAP financial measures) to non-GAAP operating income, non-GAAP net earnings, and non-GAAP diluted earnings per share from continuing operations for the periods presented ($ in millions, except per share amounts).

	Three Months Ended		Nine Months Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Operating income	$190	$90	$625	$671
Net LCD settlements(1)	—	—	—	(229)
Non-restructuring asset impairments	6	9	28	36
Restructuring charges	9	31	17	44
Non-GAAP operating income	$205	$130	$670	$522

Net earnings from continuing operations	$107	$43	$713	$377
After-tax impact of net LCD settlements(1)	—	(1)	—	(148)
After-tax impact of non-restructuring asset impairments	4	6	18	25
After-tax impact of restructuring charges	6	21	12	30
After-tax impact of gain on sale of investments	(3)	(3)	(4)	(12)
Income tax impact of Best Buy Europe sale	—	(2)	—	14
Income tax impact of Europe legal entity reorganization	—	—	(353)	—
Non-GAAP net earnings from continuing operations	$114	$64	$386	$286

Diluted earnings per share from continuing operations	$0.30	$0.12	$2.02	$1.09
Per share impact of net LCD settlements(1)	—	—	—	(0.43)
Per share impact of non-restructuring asset impairments	0.01	0.02	0.05	0.07
Per share impact of restructuring charges	0.02	0.06	0.04	0.09
Per share impact of gain on sale of investments	(0.01)	(0.01)	(0.01)	(0.03)
Per share impact of income tax impact of Best Buy Europe sale	—	(0.01)	—	0.04
Per share impact of income tax impact of Europe legal entity reorganization	—	—	(1.01)	—
Non-GAAP diluted earnings per share from continuing operations	$0.32	$0.18	$1.09	$0.83

(1)
Amounts for the nine months ended November 2, 2013, exclude the pre-tax impact of $44 million of net proceeds from LCD settlements reached in the first quarter of fiscal 2014, as we did not adjust for LCD settlements prior to the material settlements reached in the second quarter of fiscal 2014.

Non-GAAP operating income increased $75 million, to 2.2% of revenue, in the third quarter of fiscal 2015, and $148 million, to 2.5% of revenue, in the first nine months of fiscal 2015 compared to the prior-year periods. The increase in both periods was driven by SG&A cost reductions in both segments primarily due to the realization of our Renew Blue cost reduction initiatives and tighter expense management, partially offset by a decrease in gross profit due to a lower gross profit rate. The increase in operating income resulted in a year-over-year increase in non-GAAP net earnings from continuing operations and non-GAAP diluted earnings per share from continuing operations in the third quarter and first nine months of fiscal 2015 compared to the prior-year periods.

Segment Performance Summary

Domestic

Domestic segment revenue increased 2.3% in the third quarter of fiscal 2015, primarily driven by comparable sales growth of 3.2%. Excluding the 0.8% of revenue estimated benefit associated with the classification of the new mobile carrier installment billing plans as described above under Consolidated Performance Summary, comparable sales increased 2.4%. This increase was partially offset by the timing of recovery on mobile phone trade-in liquidations, store closures, and a revenue decline of $8 million due to the less favorable economics of the new credit card agreement. Including the decline of $8 million in the third quarter, we have experienced a revenue decline of $75 million related to our credit card agreement in the first nine months of fiscal 2015. The impact of our credit card agreement on our revenue is substantially the same as the impact on our gross profit and operating income.

Comparable online revenue was $601 million and comparable online sales increased to 21.6% due to (1) improved inventory availability made possible by the chain-wide rollout of our ship-from-store capability that was completed in January 2014; (2) higher average order value; and (3) increased traffic driven by greater investment in online digital marketing.

The following table presents selected financial data for the Domestic segment ($ in millions):

	Three Months Ended		Nine Months Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Revenue	$7,992	$7,812	$23,358	$23,533
Revenue % gain (decline)	2.3%	2.3%	(0.7)%	(2.7)%
Comparable sales % gain(1)	3.2%	1.8%	—%	—%
Gross profit	$1,841	$1,836	$5,382	$5,820
Gross profit as a % of revenue	23.0%	23.5%	23.0%	24.7%
SG&A	$1,632	$1,702	$4,688	$5,042
SG&A as a % of revenue	20.4%	21.8%	20.1%	21.4%
Restructuring charges	$5	$24	$6	$26
Operating income	$204	$110	$688	$752
Operating income as a % of revenue	2.6%	1.4%	2.9%	3.2%

Selected Online Revenue Data
Online revenue as a % of total segment revenue	7.5%	6.4%	7.8%	6.3%
Comparable online sales % growth(1)	21.6%	15.1%	24.3%	13.9%

(1)	Comparable online sales is included in the comparable sales calculation.

The components of our Domestic segment's 2.3% revenue increase and 0.7% revenue decrease for the third quarter and first nine months of fiscal 2015, respectively, were as follows:

	Three Months Ended	Nine Months Ended
	November 1, 2014	November 1, 2014
Comparable sales impact	3.1%	—%
Non-comparable sales(1)	(0.5)%	(0.5)%
Net store changes	(0.3)%	(0.2)%
Total revenue increase (decrease)	2.3%	(0.7)%

(1)
Non-comparable sales reflects the impact of revenue streams not included within our comparable sales calculation, such as credit card revenue, gift card breakage, commercial sales, and sales of merchandise to wholesalers and dealers.

The following table reconciles the number of Domestic stores open at the beginning and end of the third quarters of fiscal 2015 and 2014:

	Fiscal 2015				Fiscal 2014
	Total Stores at Beginning of Third Quarter	Stores Opened	Stores Closed	Total Stores at End of Third Quarter	Total Stores at Beginning of Third Quarter	Stores Opened	Stores Closed	Total Stores at End of Third Quarter
Best Buy	1,053	—	(1)	1,052	1,055	—	—	1,055
Best Buy Mobile stand-alone	391	—	(2)	389	416	1	(2)	415
Pacific Sales stand-alone	29	—	—	29	34	—	(4)	30
Magnolia Audio Video stand-alone	4	—	(1)	3	4	—	—	4
Total Domestic segment stores	1,477	—	(4)	1,473	1,509	1	(6)	1,504

The closure of Best Buy stores, Best Buy Mobile stand-alone stores, Pacific Sales stand-alone stores and Magnolia Audio Video stand-alone stores over the last 12 months all contributed to the decrease in revenue attributable to net store changes in the first nine months of fiscal 2015.

The following table presents the Domestic segment’s revenue mix percentages and comparable sales percentage changes by revenue category in the third quarters of fiscal 2015 and 2014:

	Revenue Mix		Comparable Sales
	Three Months Ended		Three Months Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Consumer Electronics	29%	29%	3.1%	(2.5)%
Computing and Mobile Phones	49%	49%	3.2%	6.7%
Entertainment	7%	6%	16.6%	(26.8)%
Appliances	8%	8%	5.7%	23.5%
Services	6%	7%	(10.3)%	4.2%
Other	1%	1%	n/a	n/a
Total	100%	100%	3.2%	1.8%

The following is a description of the notable comparable sales changes in our Domestic segment by revenue category:

•	Consumer Electronics: The 3.1% comparable sales gain was driven primarily by an increase in the sales of large screen televisions.

•
Computing and Mobile Phones: The 3.2% comparable sales gain primarily resulted from increased sales of computers. This increase was partially offset by a decline in mobile phones, excluding the aforementioned impact of mobile carrier installment billing plans, and a decrease in tablets from the continued industry softness seen in prior quarters.

•
Entertainment: The 16.6% comparable sales gain was driven primarily by gaming sales due to new console launches in the fourth quarter of fiscal 2014, partially offset by declines in movies and music due to continued industry declines and rationalization of the store space dedicated to these products.

•	Appliances: The 5.7% comparable sales gain was a result of gains in major appliances primarily driven by the addition of Pacific Kitchen & Home stores-within-a-store.

•
Services: The 10.3% comparable sales decline was primarily driven by lower mobile repair revenue due to our success in decreasing claim severity and frequency, which is an operational positive, and lower attach rates.

Our Domestic segment experienced an increase in gross profit of $5 million, or 0.3%, in the third quarter of fiscal 2015 compared to the third quarter of fiscal 2014; however the gross profit rate decreased by 0.5% of revenue. This rate decrease was primarily due to (1) a lower gross profit rate in the mobile business including a decline in customer demand for mobile broadband products; (2) structural investments in price competitiveness, particularly accessories; (3) increased revenue in the lower-margin gaming category; (4) a highly competitive promotional environment in tablets; and (5) the negative impact related to the less favorable economics of the new credit card agreement. These declines were partially offset by (1) increased revenue in higher-margin large screen televisions; (2) the realization of our Renew Blue cost reductions and other supply chain cost containment initiatives; and (3) the receipt of restitution from a legal claim related to an inventory dispute of $11.5 million.

For the first nine months of fiscal 2015, our Domestic segment experienced a decrease in gross profit of $438 million, or 7.5%, compared to the prior-year period. The most significant driver of the decrease was $264 million of LCD-related legal settlements that we received in the second quarter of fiscal 2014 and, to a lesser extent, $50 million of LCD settlements in the first quarter of fiscal 2014. Excluding these LCD settlements, we experienced a decrease in gross profit of $124 million, and the gross profit rate decreased by 0.4 % of revenue in the first nine months of fiscal 2015. The primary drivers of the rate decrease were (1) a lower gross profit rate in the mobile business – including a decline in customer demand for mobile broadband products; (2) a mix shift into the lower-margin gaming and computing categories; (3) structural investments in price competitiveness, particularly in accessories; (4) the negative impact related to the less favorable economics of the new credit card agreement; and (5) a highly competitive promotional environment in tablets. These decreases were partially offset by (1) increased revenue in higher-margin large-screen televisions; (2) the realization of our Renew Blue cost reductions and other supply chain cost containment initiatives; (3) the receipt of restitution from a legal claim related to an inventory dispute; and (4) an increased mix of higher margin accessory categories.

Our Domestic segment’s SG&A decreased $70 million, or 4.1%, in the third quarter of fiscal 2015 compared to the prior-year period. For the first nine months of fiscal 2015, our Domestic segment’s SG&A decreased $354 million, or 7.0%, compared to the prior-year period. In addition, the SG&A rate decreased by 1.4% and 1.3% of revenue in the third quarter and first nine months of fiscal 2015, respectively, compared to the prior-year periods. The decreases in SG&A and SG&A rate in both periods were primarily driven by the realization of Renew Blue cost reduction initiatives and the benefit from tighter expense management throughout the company. These declines were partially offset by Renew Blue investments in online growth and our in-store experience.

Our Domestic segment recorded $5 million of restructuring charges in the third quarter of fiscal 2015 and incurred $24 million of restructuring charges in the third quarter of fiscal 2014. For the first nine months of fiscal 2015 and 2014, our Domestic segment recorded $6 million and $26 million of restructuring charges, respectively. These restructuring charges had minimal impact on our operating income for either period. Refer to Note 5, Restructuring Charges, in the Notes to Condensed Consolidated Financial Statements for additional information.

Our Domestic segment’s operating income in the third quarter and first nine months of fiscal 2015 increased by $94 million and decreased by $64 million, respectively, compared to the same periods in the prior year. The increase in the third quarter was driven by lower SG&A and a comparable sales increase, partially offset by a lower gross profit rate. The decrease in the first nine months was primarily due to a decrease in gross profit driven by the prior-year LCD-related legal settlements, partially offset by lower SG&A, as described above.

International

Our International segment experienced a decrease in SG&A primarily driven by Renew Blue cost reductions and tighter expense management in Canada and China; however, revenue declined 8.4% primarily driven by the negative impact of foreign currency exchange rate fluctuations, a comparable sales decline of 3.0%, and the loss of revenue from store closures in Canada and China. In light of this decline, we are beginning to implement the same Renew Blue transformation road map that we are following in the Domestic segment.

The following table presents selected financial data for the International segment ($ in millions):

	Three Months Ended		Nine Months Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Revenue	$1,388	$1,515	$3,953	$4,407
Revenue % decline	(8.4)%	(11.3)%	(10.3)%	(8.1)%
Comparable sales % decline(1)	(3.0)%	(6.4)%	(5.1)%	(3.8)%
Gross profit	$287	$321	$821	$953
Gross profit as a % of revenue	20.7%	21.2%	20.8%	21.6%
SG&A	$297	$334	$873	$1,016
SG&A as a % of revenue	21.4%	22.0%	22.1%	23.1%
Restructuring charges	$4	$7	$11	$18
Operating loss	$(14)	$(20)	$(63)	$(81)
Operating loss as a % of revenue	(1.0)%	(1.3)%	(1.6)%	(1.8)%

(1)	Comparable online sales is included in the comparable sales calculation.

The components of our International segment's 8.4% and 10.3% revenue decreases for the third quarter and first nine months of fiscal 2015, respectively, were as follows:

	Three Months Ended	Nine Months Ended
	November 1, 2014	November 1, 2014
Impact of foreign currency exchange rate fluctuations	(4.4)%	(4.0)%
Comparable sales impact	(2.9)%	(4.9)%
Net store changes	(1.0)%	(1.2)%
Non-comparable sales(1)	(0.1)%	(0.2)%
Total revenue decrease	(8.4)%	(10.3)%

(1)
Non-comparable sales reflects the impact of revenue streams not included within our comparable sales calculation, such as credit card revenue, gift card breakage, commercial sales, and sales of merchandise to wholesalers and dealers.

The following table reconciles the number of International stores open at the beginning and end of the third quarters of fiscal 2015 and 2014:

	Fiscal 2015				Fiscal 2014
	Total Stores at Beginning of Third Quarter	Stores Opened	Stores Closed	Total Stores at End of Third Quarter	Total Stores at Beginning of Third Quarter	Stores Opened	Stores Closed	Total Stores at End of Third Quarter
Canada
Future Shop	135	—	—	135	140	—	—	140
Best Buy	72	—	—	72	72	—	—	72
Best Buy Mobile stand-alone	56	—	—	56	54	1	—	55
China
Five Star	184	4	(4)	184	197	—	(4)	193
Mexico
Best Buy	17	1	—	18	15	2	—	17
Express	2	1	—	3	1	1	—	2
Total International segment stores	466	6	(4)	468	479	4	(4)	479

The closure of large-format Future Shop stores in Canada and net closure of Five Star stores in China over the past 12 months contributed to the decrease in revenue associated with net store changes in our International segment in the third quarter and first nine months of fiscal 2015. The addition of large and small-format stores in Mexico and a Best Buy Mobile stand-alone store in Canada partially offset this decrease.

The following table presents revenue mix percentages and comparable sales percentage changes for the International segment by revenue category in the third quarters of fiscal 2015 and 2014:

	Revenue Mix		Comparable Sales
	Three Months Ended		Three Months Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Consumer Electronics	25%	26%	(6.6)%	(13.2)%
Computing and Mobile Phones	44%	43%	(0.3)%	(5.5)%
Entertainment	6%	6%	5.0%	(11.7)%
Appliances	19%	20%	(8.4)%	5.2%
Services	5%	5%	0.5%	(9.5)%
Other	1%	< 1%	n/a	n/a
Total	100%	100%	(3.0)%	(6.4)%

The following is a description of the notable comparable sales changes in our International segment by revenue category:

•
Consumer Electronics: The 6.6% comparable sales decline was driven primarily by a decrease in the sales of digital imaging products across the segment and televisions in Canada. The decrease in digital imaging products was a result of device convergence and industry trends similar to those experienced in prior quarters. The decline in sales of televisions in Canada was due to overall market softness and competitive pressures.

•	Computing and Mobile Phones: The 0.3% comparable sales decline was primarily driven by the delay of highly anticipated product launches in China.

•
Entertainment: The 5.0% comparable sales gain was primarily driven by Canada due to growth in gaming from new console launches in the fourth quarter of fiscal 2014. This growth was partially offset by a decline in movies and music, as a result of similar trends to those experienced in our Domestic segment.

•	Appliances: The 8.4% comparable sales decline was primarily driven by air conditioners in China due to cooler weather compared to the prior year.

•	Services: The 0.5% comparable sales gain was primarily due to an increase in sales of warranties in Canada.

Our International segment experienced a decrease in gross profit of $34 million, or 10.6%, in the third quarter of fiscal 2015, compared to the third quarter of fiscal 2014. Excluding the impact of foreign currency exchange rate fluctuations, the decrease in gross profit was $19 million. The gross profit rate decline of 0.5% of revenue was primarily driven by Canada due to a highly competitive promotional environment in tablets and higher revenue in the lower-margin gaming category. For the first nine months of fiscal 2015, our International segment experienced a decrease in gross profit of $132 million, or 13.9%. Excluding the impact of foreign currency exchange rate fluctuations, the decrease in gross profit was $90 million. The 0.8% of revenue decrease in the gross profit rate was primarily driven by increased promotional activity and, to a lesser extent, higher revenue in the lower-margin gaming category in Canada.

Our International segment’s SG&A decreased $37 million, or 11.1%, in the third quarter of fiscal 2015 compared to the prior-year period. Excluding the impact of foreign currency exchange rate fluctuations, the decrease in SG&A was $22 million. For the first nine months of fiscal 2015, our International segment’s SG&A decreased $143 million, or 14.1%, compared to the prior-year period. Excluding the impact of foreign currency exchange rate fluctuations, the decrease in SG&A was $100 million. In addition, the SG&A rate decreased by 0.6% and 1.0% of revenue in the third quarter and first nine months of fiscal 2015, respectively, compared to the prior-year periods. The decrease in SG&A and SG&A rate in both periods was primarily driven by Renew Blue cost reductions and tighter expense management in Canada and, to a lesser extent, China.

Our International segment recorded $4 million and $11 million of restructuring charges in the third quarter and first nine months of fiscal 2015, respectively, which resulted in a decrease in operating income of 0.3% of revenue in both periods. In the third quarter and first nine months of fiscal 2014, our International segment recorded $7 million and $18 million of restructuring charges, respectively. These restructuring charges resulted in a decrease in operating income of 0.5% and 0.4% of revenue, respectively. Refer to Note 5, Restructuring Charges, in the Notes to Condensed Consolidated Financial Statements for additional information.

Our International segment experienced a decreased operating loss of $6 million in the third quarter of fiscal 2015 compared to the prior-year period, driven primarily by a decrease in SG&A, partially offset by a decrease in gross profit as described above. For the first nine months of fiscal 2015, the International segment experienced a decreased operating loss of $18 million primarily due to a reduction in SG&A expenses, partially offset by a decrease in gross profit as described above.

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

The following table summarizes our cash and cash equivalents and short-term investments balances at November 1, 2014, February 1, 2014, and November 2, 2013 ($ in millions):

	November 1, 2014	February 1, 2014	November 2, 2013
Cash and cash equivalents	$1,929	$2,678	$2,170
Short-term investments	1,209	223	—
Total cash and cash equivalents and short-term investments	$3,138	$2,901	$2,170

The increase in total cash and cash equivalents and short-term investments from November 2, 2013, was primarily due to cash generated from operating activities and proceeds from the sale of mindSHIFT, partially offset by capital expenditures. The increase in total cash and cash equivalents and short-term investments from February 1, 2014, was primarily due to cash generated from operating activities, partially offset by capital expenditures and dividend payments.

Cash Flows

The following table summarizes our cash flows from total operations for the first nine months of fiscal 2015 and 2014 ($ in millions):

	Nine Months Ended
	November 1, 2014	November 2, 2013
Total cash provided by (used in):
Operating activities	$774	$324
Investing activities	(1,342)	(315)
Financing activities	(175)	359
Effect of exchange rate changes on cash	(6)	(24)
Increase (decrease) in cash and cash equivalents	$(749)	$344

Cash provided by operating activities in the first nine months of fiscal 2015 increased compared to the prior-year period primarily due to timing of vendor payments resulting in higher-than-normal cash outflow in fiscal 2014, and timing of cellular receivable collections resulting in higher cash inflow in fiscal 2015, partially offset by operating cash inflow in fiscal 2014 from Best Buy Europe.

Cash used in investing activities in the first nine months of fiscal 2015 increased compared to the prior-year period primarily due to purchases of short-term investments.

Cash provided by (used in) financing activities in the first nine months of fiscal 2015 decreased compared to the prior-year period primarily due to the inclusion of the borrowings of debt by Best Buy Europe in fiscal 2014 and a decrease in cash from the issuance of common stock.

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

On June 30, 2014, we entered into a new $1.25 billion five-year senior unsecured revolving credit facility (the "Five-Year Facility Agreement") with a syndicate of banks that expires in June 2019. The Five-Year Facility Agreement replaced the previous $1.5 billion unsecured revolving credit facility, which was originally scheduled to expire in October 2016, but was terminated on June 30, 2014. Refer to Note 6, Debt, in the Notes to Condensed Consolidated Financial Statements for additional information. At November 1, 2014, we had no borrowings outstanding under the Five-Year Facility Agreement.

We have $125 million available (based on the exchange rates in effect as of the end of the third quarter of fiscal 2015) under unsecured revolving demand facilities related to our International segment operations. There were no borrowings outstanding at November 1, 2014.

Our ability to access our revolving credit facility under the Five-Year Facility Agreement, is subject to our compliance with the terms and conditions of the facility, including financial covenants. The financial covenants require us to maintain certain financial ratios. At November 1, 2014, we were in compliance with all such financial covenants. If an event of default were to occur with respect to any of our other debt, it would likely constitute an event of default under our facilities as well.

Our credit ratings and outlooks at November 1, 2014, are summarized below. On September 3, 2014, Fitch Ratings Limited ("Fitch") upgraded its long-term credit rating from BB- to BB with a Stable outlook. On July 2, 2014, Moody's Investors Service, Inc. ("Moody's") reaffirmed its Baa2 long-term credit rating and changed its outlook from Negative to Stable. The rating and outlook from Standard & Poor's Rating Services ("Standard & Poor's") remain consistent with those disclosed in our Annual Report on Form 10-K for the fiscal year ended February 1, 2014.

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

Restricted Cash

Our liquidity is affected by restricted cash balances that are pledged as collateral or restricted to use for vendor payables, general liability insurance, workers’ compensation insurance, and customer warranty and insurance programs. Restricted cash and cash equivalents, which are included in other current assets, were $281 million, $308 million, and $315 million at November 1, 2014, February 1, 2014, and November 2, 2013, respectively. The decrease in restricted assets from the end of fiscal 2014 and the third quarter of fiscal 2014 was due to decreased cash reserve amounts within our China operations due to fewer vendor payables which require cash restrictions.

Debt and Capital

We have $350 million principal amount of notes due March 15, 2016 (the “2016 Notes”), $500 million principal amount of notes due August 1, 2018 (the “2018 Notes”) and $650 million principal amount of notes due March 15, 2021 (the “2021 Notes”). Refer to Note 7, Debt, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of our Annual Report on Form 10-K for the fiscal year ended February 1, 2014 for further information about our Notes.

Dividends

During the third quarters of fiscal 2015 and 2014, we declared and paid our regular quarterly cash dividend of $0.19 per common share, or $66 million and $58 million in the aggregate, respectively. As announced on November 21, 2014, our Board of Directors authorized payment of our next regular quarterly cash dividend of $0.19 per common share, payable on December 31, 2014, to shareholders of record as of the close of business on December 11, 2014.

Other Financial Measures

Our current ratio, calculated as current assets divided by current liabilities, stayed consistent at 1.4 at the end of the third quarter of fiscal 2015, compared to 1.4 at the end of fiscal 2014 and 1.3 at the end of the third quarter of fiscal 2014.

Our debt to net earnings (loss) ratio was 1.6 at the end of the third quarter of fiscal 2015, compared to 2.4 at the end of fiscal 2014, and (20.4) at the end of the third quarter of fiscal 2014, driven primarily by higher net earnings in the trailing twelve months. Our non-GAAP debt to EBITDAR ratio, which includes capitalized operating lease obligations in its calculation, remained relatively consistent at 3.1 at the end of the third quarter of fiscal 2015, compared to 3.3 at the end of fiscal 2014, and 3.0 at the end of the third quarter of fiscal 2014.

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

The following table presents a reconciliation of our debt to net earnings (loss) ratio and our non-GAAP debt to EBITDAR ratio for continuing operations ($ in millions):

	November 1, 2014(1)	February 1, 2014(1)	November 2, 2013(1)
Debt (including current portion)	$1,635	$1,657	$1,669
Capitalized operating lease obligations (8 times rental expense)(2)	7,429	7,484	7,490
Non-GAAP debt	$9,064	$9,141	$9,159

Net earnings (loss) including noncontrolling interests(3)	$1,025	$689	$(82)
Goodwill impairment	—	—	822
Interest expense, net	56	53	66
Income tax (benefit) expense	13	398	506
Depreciation and amortization expense(4)	869	692	755
Rental expense	929	935	936
EBITDAR	$2,892	$2,767	$3,003

Debt to net earnings (loss) ratio	1.6	2.4	(20.4)
Non-GAAP debt to EBITDAR ratio	3.1	3.3	3.0

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

New Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-08, Reporting Discontinued Operations and Disclosures of Components of an Entity. The new guidance amends the definition of a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. The new guidance will be effective prospectively in the first quarter of fiscal 2016, although early adoption is permitted. We do not expect adoption of the new guidance to have a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, as a new Topic, Accounting Standards Codification (ASC) Topic 606. The new guidance provides a comprehensive framework for the analysis of revenue transactions and will apply to all of our revenue streams. Based on the current effective dates, the new guidance would first apply in the first quarter of our fiscal 2018. We are currently evaluating the effect of adoption on our financial statements, and do not currently expect a material impact on our results of operations, cash flows or financial position.

Safe Harbor Statement Under the Private Securities Litigation Reform Act

Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), provide a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their companies. With the exception of historical information, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements and may be identified by the use of words such as "anticipate," "assume," "believe," "estimate," "expect," “guidance,” "intend," "outlook," "plan," "project," and other words and terms of similar meaning. Such statements reflect our current view with respect to future market conditions, company performance and financial results, business prospects, new strategies, the competitive environment and other events. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the potential results discussed in such forward-looking statements. Readers should review Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended February 1, 2014, for a description of important factors that could cause our actual results to differ materially from those contemplated by the forward-looking statements made in this Quarterly Report on Form 10-Q. Among the factors that could cause our actual results and outcomes to differ materially from those contained in such forward-looking statements are the following: macro-economic conditions, conditions in the industries and categories in which we operate, changes in consumer preferences (including shopping preferences), changes in consumer confidence, consumer spending and debt levels, online sales levels and trends, average ticket size, the mix of products and services offered for sale in our physical stores and online, credit market changes and constraints, product availability, competitive initiatives of competitors (including pricing actions and promotional activities of competitors), strategic and business decisions of our vendors (including actions that could impact product margin or supply), the impact of pricing investments and promotional activity, weather, natural or man-made disasters, attacks on our data systems, our ability to react to a disaster recovery situation, changes in law or regulations, changes in tax rates, changes in taxable income in each jurisdiction, tax audit developments and resolution of other discrete tax matters, foreign currency fluctuation, availability of suitable real estate locations, our ability to manage our property portfolio, the impact of labor markets and new product launches, the availability of qualified labor pools, our ability to retain qualified employees, failure to achieve anticipated expense and cost reductions from operational and restructuring changes, disruptions in our supply chain, the costs of procuring goods the we sell, failure to achieve anticipated revenue and profitability increases from operational and restructuring changes (including investments in our multi-channel capabilities), failure to accurately predict the duration over which we will incur costs, acquisitions and development of new businesses, divestitures of existing businesses, failure to achieve anticipated benefits of announced transactions, integration challenges relating to new ventures, and our ability to protect information relating to our customers. We caution that the foregoing list of important factors is not complete, and any forward-looking statements speak only as of the date they are made, and we assume no obligation to update any forward-looking statement that we may make.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

In addition to the risks inherent in our operations, we are exposed to certain market risks, including adverse changes in foreign currency exchange rates.

We have market risk arising from changes in foreign currency exchange rates related to our International segment operations. On a limited basis, we utilize foreign exchange forward contracts to manage foreign currency exposure to certain forecast inventory purchases, recognized receivable and payable balances and our investment in our Canadian operations. Our primary objective in holding derivatives is to reduce the volatility of net earnings and cash flows, as well as net asset value associated with changes in foreign currency exchange rates. Our foreign currency risk management strategy includes both hedging instruments and derivatives that are not designated as hedging instruments, which generally have terms of up to 12 months. The aggregate notional amount and fair value recorded on our Condensed Consolidated Balance Sheets at November 1, 2014, related to our foreign exchange forward and swap contracts outstanding from continuing operations was $217 million and $4 million, respectively. The amount recorded in our Consolidated Statements of Earnings from continuing operations related to all contracts settled and outstanding was a gain of $4 million in the third quarter of fiscal 2015.

The strength of the U.S. dollar compared to the Canadian dollar, Chinese yuan and Mexican peso compared to the same period last year had a negative overall impact on our revenue as these foreign currencies translated into fewer U.S. dollars. We estimate that foreign currency exchange rate fluctuations had a negative impact on our revenue of approximately $67 million and a minimal impact on our net earnings in the third quarter of fiscal 2015.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), at November 1, 2014. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at November 1, 2014, our disclosure controls and procedures were effective.

There was no change in internal control over financial reporting during the fiscal quarter ended November 1, 2014, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

3.1	Restated Articles of Incorporation (incorporated herein by reference to the Definitive Proxy Statement filed by Best Buy Co., Inc. on May 12, 2009)

3.2	Amended and Restated By-Laws (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Best Buy Co., Inc. on September 26, 2013)

10.1	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement (2014)

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

101
The following financial information from our Quarterly Report on Form 10-Q for the third quarter of fiscal 2015, filed with the SEC on December 5, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets at November 1, 2014; February 1, 2014; and November 2, 2013, (ii) the Consolidated Statements of Earnings for the three and nine months ended November 1, 2014 and November 2, 2013, (iii) the Consolidated Statements of Comprehensive Income for the three and nine months ended November 1, 2014 and November 2, 2013, (iv) the Consolidated Statements of Cash Flows for the nine months ended November 1, 2014 and November 2, 2013, (v) the Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended November 1, 2014 and November 2, 2013, and (vi) the Notes to Condensed Consolidated Financial Statements.

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

BEST BUY CO., INC.
(Registrant)

Date: December 5, 2014	By:	/s/ HUBERT JOLY
Hubert Joly
President and Chief Executive Officer
(duly authorized and principal executive officer)

Date: December 5, 2014	By:	/s/ SHARON L. McCOLLAM
Sharon L. McCollam
Chief Administrative Officer and Chief Financial Officer
(duly authorized and principal financial officer and principal accounting officer)