Form 10-K
period 2015-01-31
BEST BUY CO INC
filed 2015-03-31
CIK 764478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) ☐ Yes ☒ No
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of August 2, 2014, was approximately $6.4 billion, computed by reference to the price of $29.17 per share, the price at which the common equity was last sold on August 2, 2014, as reported on the New York Stock Exchange-Composite Index. (For purposes of this calculation all of the registrant's directors and executive officers are deemed affiliates of the registrant.)
As of March 23, 2015, the registrant had 352,185,626 shares of its Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement dated on or about April 28, 2015 (to be filed pursuant to Regulation 14A within 120 days after the registrant's fiscal year-end of January 31, 2015), for the Regular Meeting of Shareholders to be held on June 9, 2015 ("Proxy Statement"), are incorporated by reference into Part III.

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

BEST BUY    FISCAL    2015    FORM    10-K

PART I

Item 1.  Business.

Unless the context otherwise requires, the use of the terms "we," "us" and "our" in this Annual Report on Form 10-K refers to Best Buy Co., Inc. and, as applicable, its consolidated subsidiaries. Any references to our website addresses do not constitute incorporation by reference of the information contained on the websites.

Description of Business

We were incorporated in the state of Minnesota in 1966 as Sound of Music, Inc. Today, we are a leading provider of technology products, services and solutions. We offer expert service at unbeatable price more than 1.5 billion times a year to the consumers, small business owners and educators who visit our stores, engage with Geek Squad agents or use our websites or mobile applications. We have retail and online operations in the U.S., Canada and Mexico.

Information About Our Segments and Geographic Areas

We have two reportable segments: Domestic and International. The Domestic segment is comprised of the operations in all states, districts and territories of the U.S., operating e-commerce, retail store and call center operations under various brand names including, but not limited to, Best Buy (bestbuy.com), Best Buy Mobile, Geek Squad, Magnolia Audio Video and Pacific Sales. We operate Best Buy Mobile stores-within-a-store and offer Geek Squad services in all of our U.S. Best Buy stores. In addition, we operate Magnolia Home Theater, Magnolia Design Center and Pacific Kitchen and Home store-within-a-store experiences in select U.S. Best Buy stores, which we believe further enhance the range of product offerings and quality of expert customer service.

On February 1, 2014, we sold mindSHIFT Technologies, Inc. ("mindSHIFT"). We had previously acquired mindSHIFT, a managed service provider for small and mid-sized businesses, in fiscal 2012.

The International segment is comprised of: (i) all Canada operations, operating e-commerce and retail store operations under the brand names Best Buy (bestbuy.ca), Best Buy Mobile, Cell Shop, Future Shop (futureshop.ca) and Geek Squad; and (ii) all Mexico operations, operating under the brand names Best Buy (bestbuy.com.mx), Best Buy Express and Geek Squad. We operate Best Buy Mobile store-within-a-store concepts in all Best Buy branded stores in Canada.

In March 2015, we made a decision to consolidate Future Shop and Best Buy stores and websites in Canada under the Best Buy brand. This resulted in permanently closing 66 Future Shop stores and converting 65 Future Shop stores to the Best Buy brand.

Additional information on these changes is included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Note 13, Subsequent Events, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

In fiscal 2007, we acquired a 75% interest in Jiangsu Five Star Appliance Co., Ltd. (“Five Star”), one of China’s largest appliance and consumer electronics retailers. In fiscal 2009, we acquired the remaining 25% interest in Five Star. On December 3, 2014, we entered into an agreement to sell Five Star, and we completed the sale on February 13, 2015. In fiscal 2009, we acquired a 50% controlling interest in Best Buy Europe Distributions Limited (“Best Buy Europe”), a venture with Carphone Warehouse Group plc (“CPW”). On June 26, 2013, we sold our 50% ownership interest in Best Buy Europe to CPW.

Financial information about our segments and geographic areas is included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Note 11, Segment and Geographic Information, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Operations

Our Domestic and International segments are managed by leadership teams responsible for all areas of the business. Both segments operate a multi-channel platform that provides customers the ability to shop when and where they want, including online and in our retail stores.

Domestic Segment

Merchandise selection, pricing and promotions, procurement and supply chain, marketing and advertising, and labor deployment across all channels are centrally managed at our corporate headquarters. In addition, support capabilities (e.g., human resources, finance and real estate management) are generally performed at our corporate headquarters. We also have field operations that support retail teams. Our retail stores have procedures for inventory management, asset protection, transaction processing, customer relations, store administration, product sales and services, staff training and merchandise display that are largely standardized within each store brand. All stores within each store brand generally operate under standard procedures with a degree of flexibility for store management to address certain local market characteristics.

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

In March 2015, we made a decision to consolidate Future Shop and Best Buy stores and websites in Canada under the Best Buy brand. This resulted in permanently closing 66 Future Shop stores and converting 65 Future Shop stores to the Best Buy brand.

Our stores in Mexico employ an operating model similar to that used in our U.S. Best Buy stores.

Merchandise and Services

Our Domestic and International segments have offerings in six revenue categories: Consumer Electronics, Computing and Mobile Phones, Entertainment, Appliances, Services and Other. Consumer Electronics consists primarily of television and home theater, digital cameras and camcorders, DVD and Blu-ray players; portable electronics such as MP3 devices, headphones and speakers, car stereo, navigation and satellite radio, and all related accessories. The Computing and Mobile Phones revenue category includes notebook and desktop computers, mobile phones and related subscription service commissions, tablets and all related accessories. The Entertainment revenue category includes video gaming hardware and software, DVDs, Blu-rays, CDs, digital downloads and computer software. The Appliances revenue category includes both large and small appliances and kitchen and bath fixtures. The Services revenue category consists primarily of extended warranty service contracts, technical support, product repair, delivery and installation. The Other revenue category includes non-core offerings such as snacks and beverages.

The merchandise and service offerings vary across our stand-alone store portfolio, with U.S. Best Buy Mobile, Magnolia Audio Video and Pacific Sales stores offering a more focused assortment.

Distribution

Domestic Segment

U.S. Best Buy online merchandise sales generally are either picked up at U.S. Best Buy stores or delivered directly to customers from a distribution center or retail store. The ship-from-store capability allows us to improve product availability and delivery times for customers. Most merchandise for our U.S. Best Buy, U.S. Best Buy Mobile, Magnolia Audio Video and Pacific Sales stores is shipped directly from manufacturers to our distribution centers or warehouses located throughout the U.S. In order to meet release dates for certain products, merchandise may be shipped directly to our stores from suppliers.

International Segment

Canada’s online merchandise sales are picked up at our stores, delivered directly to customers from a distribution center or retail store, or delivered directly to the customer from the vendor. Our Canada stores' merchandise is shipped directly from our suppliers to our Canadian distribution centers. In order to meet release dates for certain products, merchandise may also be shipped directly to our stores from suppliers.

Our stores in Mexico have distribution methods similar to that of our U.S. Best Buy stores.

Suppliers and Inventory

Our Domestic and International segments purchase merchandise from a variety of suppliers. In fiscal 2015, our 20 largest suppliers accounted for approximately 73% of the merchandise we purchased, with 5 suppliers – Apple, Samsung, Hewlett-Packard, Sony and LG Electronics – representing approximately 47% of total merchandise purchased. We generally do not have long-term contracts with our major suppliers that require them to continue supplying us with merchandise.

We carefully monitor and manage our inventory levels to match quantities on hand with consumer demand as closely as possible. Key elements to our inventory management process include the following: continuous monitoring of historical and projected consumer demand, continuous monitoring and adjustment of inventory receipt levels, agreements with vendors relating to reimbursement for the cost of markdowns or sales incentives and agreements with vendors relating to return privileges for certain products.

We also have a global sourcing operation to design, develop, test and contract-manufacture our own line of exclusive brand products.

Store Development

We had over 1,700 large and small-format stores at the end of fiscal 2015 throughout our Domestic and International segments. We believe this store footprint represents an advantage that we can leverage as we continue to transform our business. In the U.S., we have the ability to ship from all of our Best Buy stores, and we have opened a number of vendor store-within-a-store concepts to better leverage our square footage. In fiscal 2016 and beyond, we will continue to look for opportunities to optimize our store space, renegotiating leases and selectively opening or closing locations to support our ongoing transformation.

In March 2015, we made a decision to consolidate Future Shop and Best Buy stores and websites in Canada under the Best Buy brand. This resulted in permanently closing 66 Future Shop stores and converting 65 Future Shop stores to the Best Buy brand.

Refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, for tables reconciling our Domestic and International segment stores open at the end of each of the last three fiscal years.

Intellectual Property

We own or have the right to use valuable intellectual property such as trademarks, service marks and tradenames, including, but not limited to, Best Buy, Best Buy Mobile, Dynex, Future Shop, Geek Squad, Init, Insignia, Magnolia, Modal, My Best Buy, Pacific Sales, Rocketfish, and our Yellow Tag logo.

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

Competition

Our competitors are primarily traditional store-based retailers, multi-channel retailers, internet-based businesses and vendors and mobile network carriers who offer their products directly to the consumer.

Some of our competitors have low cost operating structures and seek to compete for sales primarily on price. In addition, in the U.S., online-only operators are exempt from collecting sales taxes in certain states. We believe this advantage will continue to be eroded as sales tax rules are re-evaluated at both the state and federal levels. We carefully monitor pricing offered by other retailers, and maintaining price competitiveness is one of our ongoing priorities. In addition, we have a price-matching policy in the U.S. that allows customers to request that we match a price offered by certain retail store and online operators. In order to allow this, we are focused on maintaining efficient operations and leveraging the economies of scale available to us through our global vendor partnerships.

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

Environmental Matters

Best Buy is committed to creating a thriving business while lessening our environmental impact. In the U.S., consumers recycle more electronics through Best Buy than any other retailer. In fiscal 2015, we collected more than 126 million pounds of consumer electronics and 110 million pounds of appliances, helping us meet our goal of collecting one billion pounds (set in 2009). The recycling program remains an important offering in supporting our customers, communities and the environment.

We offer a large selection of energy-efficient products, which help our customers save money by using less energy. Best Buy’s U.S. customers purchased more than 25 million ENERGY STAR® certified products in fiscal 2015 and realized utility bill savings of more than $71 million. These energy savings equate to over 900 million pounds of CO2 avoidance, or the equivalent of removing more than 86,000 cars from U.S. roads.

We are continuously working to make our locations more sustainable and to increase efficiency within our supply chain. In calendar 2010, we set a goal of reducing our absolute carbon emissions in North America by 20% by the year 2020 (over a 2009 baseline).To date, these energy efficiency measures reduced more than 200,000 metric tons of CO2 emissions and helped us to exceed our goal of 20%.

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

Number of Employees

At the end of fiscal 2015, we employed approximately 125,000 full-time, part-time and seasonal employees in the U.S., Canada, Mexico and our sourcing office in China. We consider our employee relations to be good. We offer our employees a wide array of company-paid benefits that vary within our company due to customary local practices and statutory requirements, which we believe are competitive in the aggregate relative to others in our industry.

Available Information

We are subject to the reporting requirements of the Securities Exchange Act of 1934 (the "Exchange Act") and its rules and regulations. The Exchange Act requires us to file reports, proxy statements and other information with the U.S. Securities and Exchange Commission ("SEC"). We make available, free of charge on our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file these documents with, or furnish them to, the SEC. These documents are posted on our website at www.investors.bestbuy.com. In addition, the public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website that contains reports, proxy and information statements, and other information regarding issuers, such as the Company, that file electronically with the SEC at www.sec.gov.

We also make available, free of charge on our website, our Amended and Restated By-laws, the Corporate Governance Principles of our Board of Directors ("Board") and our Code of Business Ethics (including any amendment to, or waiver from, a provision of our Code of Business Ethics) adopted by our Board, as well as the charters of all of our Board's committees: Audit Committee; Compensation and Human Resources Committee; Finance and Investment Policy Committee; and

Nominating, Corporate Governance and Public Policy Committee. These documents are posted on our website at www.investors.bestbuy.com.

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

The retail business is highly competitive. Price is of primary importance to customers and price transparency and comparability continues to increase, particularly as a result of digital technology. The ability of consumers to compare prices on a real-time basis puts additional pressure on us to maintain competitive prices to attract customers. We compete with many other local, regional, national and international retailers, as well as certain of our vendors who offer their products directly to consumers. Some of our competitors have greater market presence and financial resources than we do. The retail industry continues to experience a trend toward an increase in sales initiated online and using mobile applications, and some online-only businesses are not required to collect and remit sales taxes in all U.S. states, which can negatively impact the ability of multi-channel retailers to be price competitive. Online and multi-channel retailers are also increasing their focus on delivery services, with customers increasingly seeking faster, guaranteed delivery times and low-price or free shipping. Our ability to be competitive on delivery times and delivery cost depends on many factors, and our failure to successfully manage these factors and offer competitive delivery options could negatively impact the demand for our products. In addition, because our business strategy is based on offering superior levels of customer service utilizing a multi-channel platform, our cost structure is higher than some of our competitors. Changes in the levels of these various competitive factors may have a significant impact on consumer demand for our products and services and the margins we can generate from them.

Failure to anticipate and respond to changing consumer preferences in a timely manner could result in a decline in our sales.

Our success depends on our vendors' and our ability to successfully introduce new products, services and technologies to consumers, including, among other factors, the frequency of product and service innovations, how accurately we predict consumer preferences, the level of consumer demand, the availability of merchandise, the related impact on the demand for existing products and the competitive environment. Consumers continue to have a wide variety of choices in terms of how and where they purchase the products and services we sell. Failure to accurately predict and adapt to constantly changing technology and consumer preferences, spending patterns and other lifestyle decisions, could have a material adverse effect on our revenues and results of operations.

Macroeconomic pressures in the U.S. and key international markets could adversely affect consumer spending and our financial results.

Some of our products and services are viewed by some consumers to be discretionary items rather than necessities. As a result, our results of operations are sensitive to changes in macroeconomic conditions that impact consumer spending. Consumer confidence, employment levels, oil prices, interest rates, tax rates, availability of consumer financing, housing market conditions, and costs for items such as fuel and food, can adversely affect consumers' demand for the products and services that we offer. Our future results could be significantly adversely impacted by these factors.

If we fail to attract, develop and retain qualified employees, including employees in key positions, our business and operating results may be harmed.

Our performance is highly dependent on attracting and retaining qualified employees, including our senior management team and other key employees. Our strategy of offering high quality services and assistance for our customers requires a highly trained and engaged workforce. The turnover rate in the retail industry is relatively high, and there is an ongoing need to recruit and train new employees. Factors that affect our ability to maintain sufficient numbers of qualified employees include employee morale, our reputation, unemployment rates, competition from other employers and our ability to offer appropriate compensation packages. Our inability to recruit a sufficient number of qualified individuals or failure to retain key employees in the future may impair our efficiency and effectiveness and our ability to pursue growth opportunities. In addition, a significant amount of turnover of senior management employees with specific knowledge relating to us, our operations and our industry may negatively impact our operations.

Consumer demand for the products and services we sell could decline if we fail to maintain positive brand perception and recognition.

We operate a portfolio of brands with a commitment to customer service and innovation. We believe that recognition and the reputation of our brands are key to our success. The proliferation of web-based social media means that consumer feedback and other information about our company are shared with a broad audience in a manner that is easily accessible and rapidly disseminated. Damage to the perception or reputation of our brands could result in declines in customer loyalty, lower employee retention and productivity, vendor relationship issues, and other factors, all of which could materially affect our profitability.

Our success is dependent on the design and execution of appropriate business strategies.

We operate in a highly-competitive and ever-changing commercial environment. Our success is dependent on our ability to identify, develop and execute appropriate strategies within this environment. Our current strategy includes transformational change to many areas of our business, including our online and in-store customer experience, our distribution system, employee training and engagement, partnership with our vendors, retail execution, services and cost control. We may experience challenges in achieving the goals we have set, and it is possible that our strategies may prove to be ineffective and that we may need to make substantial changes to them in future periods. It is also possible that we will be unsuccessful in executing our strategies, that the strategies we will implement expose us to additional risks or that strategies that have been successful in the past will fail to produce the desired results. Our results could be materially adversely affected if we fail to design and execute appropriate strategies. The market value of our common stock and debt instruments could be materially adversely affected if investors are uncertain about the appropriateness of our strategies or our ability to execute them.

Refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, for further information regarding our strategies.

Failure to effectively manage our property portfolio may negatively impact our operating results.

Effective management of our large property portfolio is critical to our success. We primarily secure properties through operating leases with third-party landlords. If we fail to negotiate appropriate terms for new leases we enter into, we may incur lease costs that are excessive and cause operating margins to be below acceptable levels. We may also make term commitments that are too long or too short, without the option to exit early or extend. The availability of suitable new property locations may also hinder our ability to maintain or grow our operations. Factors such as the condition of local property markets, availability of lease financing, taxes, zoning and environmental issues, and competitive actions may impact the availability for suitable property.

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

Certain elements of our cost structure are largely fixed in nature. Demand for our products and services is difficult to predict, which makes it more challenging for us to maintain or increase our operating income. The competitiveness in our industry and increasing price transparency mean that the focus on achieving efficient operations is greater than ever. As a result, we must continuously focus on managing our cost structure. Failure to manage our labor and benefit rates, advertising and marketing expenses, operating leases, other store expenses or indirect spending could severely impair our ability to maintain our price competitiveness while achieving acceptable levels of profitability.

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

In fiscal 2015, Moody's Investors Service, Inc. maintained its long-term credit rating at Baa2 and revised its outlook from Negative to Stable. Fitch Ratings Ltd. upgraded its long-term credit rating from BB- to BB, maintaining its outlook as Stable. Standard & Poor's Ratings Services maintained their long-term credit rating at BB with a Stable outlook.

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

From time to time, our strategy has involved, and may in the future involve, entering into new business ventures and strategic alliances, as well as making acquisitions. Assessing a potential opportunity can be based on assumptions that might not ultimately prove to be correct. In addition, the amount of information we can obtain about a potential opportunity may be limited, and we can give no assurance that new business ventures, strategic alliances and acquisitions will positively affect our financial performance or will perform as planned. The success of these opportunities is also largely dependent on the current and future participation, working relationship and strategic vision of the business venture or strategic alliance partners, which can change following a transaction. Integrating new businesses, stores and concepts can be a difficult task. Cultural differences in some markets into which we may expand or into which we may introduce new retail concepts may not be as well received by customers as originally anticipated. These types of transactions may divert our capital and our management's attention from other business issues and opportunities and may also negatively impact our return on invested capital. Further, implementing new partnerships, strategic alliances or business ventures may also impair our relationships with our vendors or other strategic partners. We may not be able to successfully assimilate or integrate companies that we acquire, including their personnel, financial systems, distribution, operations and general operating procedures. We may also encounter challenges in achieving appropriate internal control over financial reporting and deficiencies in information technology systems in connection with the integration of an acquired company. If we fail to assimilate or integrate acquired companies successfully, our business, reputation and operating results could suffer materially. Likewise, our failure to integrate and manage acquired companies successfully may lead to impairment of the associated goodwill and intangible asset balances.

Failure to protect the integrity, security and confidentiality of our employee and customer data could expose us to litigation costs and materially damage our standing with our customers.

The use and handling of personally identifiable data by our business, our business associates and third parties is regulated at the state, federal and international levels. We are also contractually obligated to comply with certain industry standards regarding payment card information. Increasing costs associated with information security, such as increased investment in technology and qualified staff, the costs of compliance and costs resulting from fraud could cause our business and results of operations to suffer materially. Additionally, the success of our online operations depends upon the secure transmission of customer and other confidential information over public networks, including the use of cashless payments. While we take significant steps to protect this information, lapses in our controls or the intentional or negligent actions of employees, business associates or third parties may undermine our security measures. As a result, unauthorized parties may obtain access to our data systems and misappropriate employee, customer and other confidential data. There can be no assurance that advances in computer capabilities, new discoveries in the field of cryptography or other developments will prevent the compromise of our customer transaction processing capabilities and customer personal data. Furthermore, because the methods used to obtain unauthorized access change frequently and may not be immediately detected, we may be unable to anticipate these methods or promptly implement preventative measures. Any such compromise of our security or the security of information residing with our business associates or third parties could have a material adverse effect on our reputation, which may in turn have a negative impact on our sales, and may expose us to material costs, penalties and compensation claims. In addition, any compromise of our data security may materially increase the costs we incur to protect against such breaches and could subject us to additional legal risk.

Our reliance on key vendors and mobile network carriers subjects us to various risks and uncertainties which could affect our operating results.

We source the products we sell from a wide variety of domestic and international vendors. In fiscal 2015, our 20 largest suppliers accounted for approximately 73% of the merchandise we purchased, with 5 suppliers – Apple, Samsung, Hewlett-Packard, Sony and LG Electronics – representing approximately 47% of total merchandise purchased. We generally do not have long-term written contracts with our vendors that would require them to continue supplying us with merchandise. We depend on our vendors for, among other things, appropriate allocation of merchandise, development of compelling assortments of products, operation of vendor-focused shopping experiences within our stores, acceptance of product returns, approval and payment for factory warranty claims and funding for various forms of promotional programs. To varying degrees, our vendors may be able to leverage their financial strength, customer popularity or alternative channels (including, in some instances, our vendors’ own retail locations or websites) to influence these factors and other factors to our commercial disadvantage. Such changes could have a material adverse impact on our revenues and profitability.

We are also dependent on mobile network carriers to allow us to offer mobile devices with carrier connections. The competitive strategies utilized by mobile network carriers can have a material impact on our revenues and margins. For example, if carriers change customer upgrade terms, monthly fee plans, cancellation fees or service levels, the volume of upgrades and new contracts we sign with customers may be reduced, adversely affecting our revenues and profitability. In addition, many of our carriers also serve customers through their own stores, websites, mobile applications and call centers. If customers choose to upgrade or make new connections through carriers directly, rather than through us, our revenues and profitability could be adversely affected. We could also experience declines in revenue and profitability if our carriers decided not to allow us to market their products or services.

We have internal standards that we require all of our vendors to meet. Our ability to find qualified vendors who meet our standards and supply products in a timely and efficient manner is a significant challenge, especially with respect to goods sourced from outside the U.S. Political or financial instability, merchandise quality issues, product safety concerns, trade restrictions, work stoppages, port delays, tariffs, foreign currency exchange rates, transportation capacity and costs, inflation, civil unrest, natural disasters, outbreaks of pandemics and other factors relating to foreign trade are beyond our control. These and other issues affecting our vendors could materially adversely affect our financial results.

Changes in the demand for our service offerings could have a material adverse impact on our operating results.

Our customer promises include provision of a full range of services to complement our product offerings, including extended warranties, delivery, installation, technical support, network set-up and repair services. Many of these service offerings are through our Geek Squad brand, which provides an opportunity to deliver superior customer service and drives incremental revenue and income – often through attachment of these services at the point of sale. As customers increasingly migrate to websites and mobile applications to initiate transactions, there is a risk that we are unsuccessful in effectively promoting the benefits of these complementary service offerings through those channels. If we fail to design and market these services effectively to our customers or fail to meet our customers’ expectations in the execution of these services, our revenues and income could be adversely affected.

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

Sales of our exclusive brands products, which primarily include Insignia, Modal, Dynex, Init, Platinum and Rocketfish branded products, represent an important component of our revenue. Most of these products are manufactured by contracted manufacturers based in southeastern Asia. This arrangement exposes us to the following additional potential risks, which could materially adversely affect our reputation, financial condition and operating results:

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

•
The potential for unexpected costs related to new or compliance with existing environmental legislation or international agreements affecting energy, carbon emissions, electronics recycling and water or product materials;

•	The impact of new regulations governing data privacy and security, whether imposed as a result of increased cyber-security risks or otherwise;

•
The impact of other new or changing statutes and regulations including, but not limited to, financial reform, National Labor Relations Board rule changes, health care reform, corporate governance matters and/or other as yet unknown legislation, that could affect how we operate and execute our strategies as well as alter our expense structure;

•	The impact of changes in tax laws (or interpretations thereof by courts and taxing authorities) and accounting standards; and

•	The impact of litigation trends, including class action lawsuits involving consumers and shareholders, and labor and employment matters.

Regulatory activity focused on the retail industry has grown in recent years, increasing the risk of fines and additional operating costs associated with compliance. Additionally, defending against lawsuits and other proceedings may involve significant expense and divert management's attention and resources from other matters.

Changes to the National Labor Relations Act or other labor-related statutes or regulations could have an adverse impact on our costs and impair the viability of our operating model.

The National Labor Relations Board continually considers changes to labor regulations, many of which could significantly impact the nature of labor relations in the U.S. and how union organizing and union elections are conducted. The U.S. Department of Labor is considering new regulations requiring companies to publicly report the use and associated expense of external resources providing labor relations guidance and advice. As of January 31, 2015, none of our U.S. operations had employees represented by labor unions or working under collective bargaining agreements. Changes in labor-related statutes or regulations could increase the percentage of elections won by unions. If any segment of Best Buy’s operations became unionized, it could increase our costs of doing business and adversely affect our operations.

Economic, regulatory and other developments could adversely affect the profitability of our promotional financing and credit card arrangements and our promotional financing offerings and therefore our operating results.

We offer promotional financing and credit cards issued by a third-party bank that manages and directly extends credit to our customers. The cardholders can receive low- or no-interest promotional financing on qualifying purchases. Total revenues from these programs accounted for approximately 20% of our revenue in fiscal 2015. We view these arrangements as a way to generate incremental sales of products and services from customers who prefer the financing terms to other available forms of payment. In addition, we earn profit-share income from our banking partners based on the performance of the credit card portfolio, and the amount of income we earn in this regard is subject to numerous factors such as the volume of credit card or financing transactions, bad debt rates, interest rates, the regulatory environment and expenses of operating the program. Adverse changes to any of these factors could impair our ability to offer these programs to customers and reduce our ability to earn income from sharing in the profits of the program.

We rely heavily on our information technology systems for our key business processes. Any failure or interruption in these systems could have a material adverse impact on our business.

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

In addition, we utilize complex information technology platforms to operate our websites and mobile applications. Disruptions to these services, such as those caused by unforeseen traffic levels or other technical difficulties, could cause us to forego material revenues and adversely affect our reputation with consumers.

We utilize third-party vendors for certain aspects of our business operations.

We engage key third-party business partners to support various functions of our business, including but not limited to, information technology, human resource operations, customer loyalty programs, promotional financing and customer loyalty credit cards, customer warranty and insurance programs. Any material disruption in our relationship with key third-party business partners or any disruption in the services or systems provided or managed by third parties could impact our revenues and cost structure and hinder our ability to continue operations, particularly if a disruption occurs during peak revenue periods.

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

The consumer electronics industry involves constant innovation and evolution of products and services offered to consumers. The following examples demonstrate the impact this can have on our business:

•
Following the introduction of tablets, their sales grew rapidly and changed the market for mobile computing devices; however, the market has declined rapidly in fiscal 2015 as demand levels have fallen due to market saturation and minimal product innovation;

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

Our international activities are subject to many of the same risks as described above, as well as to risks associated with the legislative, judicial, regulatory, political and economic factors specific to the countries or regions in which we operate.

We operate international retail locations in Canada and Mexico. In addition, we have a presence in various other foreign countries, including Bermuda, China, Germany, Hong Kong, Japan, Luxembourg, the Republic of Mauritius, the Netherlands, Taiwan, Turks and Caicos, and the U.K. During fiscal 2015, our International segment's operations generated 11% of our revenue. Our future operating results in these countries and in other countries or regions throughout the world where we may operate in the future could be materially adversely affected by a variety of factors, many of which are beyond our control, including political conditions, economic conditions, legal and regulatory constraints, foreign trade rules and monetary and fiscal policies (both of the U.S. and of other countries). In addition, foreign currency exchange rates and fluctuations may have an impact on our future revenues, earnings and cash flows from International operations and could materially adversely affect our reported financial performance.

Our International segment's operations face other risks as well, including the costs and difficulties of managing international operations, greater difficulty in enforcing intellectual property rights in countries other than the U.S., and potential adverse tax consequences. The various risks inherent in doing business in the U.S. generally also exist when doing business outside of the U.S. and may be exaggerated by differences in culture, laws and regulations. There is a heightened risk that we misjudge the response of consumers in foreign markets to our product and service assortments, marketing and promotional strategy and store and website designs, among other factors, and this could adversely impact the results of these operations and the viability of these ventures.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.
Stores, Distribution Centers and Corporate Facilities
Domestic Segment
The following table summarizes the location of our Domestic segment stores at the end of fiscal 2015:

	U.S. Best Buy Stores	U.S. Best Buy Mobile Stand-Alone Stores	Pacific Sales Stores	Magnolia Audio Video Stores
Alabama	15	6	—	—
Alaska	2	—	—	—
Arizona	24	2	—	—
Arkansas	9	5	—	—
California	118	26	29	2
Colorado	22	5	—	—
Connecticut	12	6	—	—
Delaware	4	1	—	—
District of Columbia	2	—	—	—
Florida	65	35	—	—
Georgia	28	10	—	—
Hawaii	2	—	—	—
Idaho	5	2	—	—
Illinois	51	15	—	—
Indiana	23	11	—	—
Iowa	13	1	—	—
Kansas	9	3	—	—
Kentucky	9	7	—	—
Louisiana	16	6	—	—
Maine	5	—	—	—
Maryland	23	13	—	—
Massachusetts	26	10	—	—
Michigan	34	11	—	—
Minnesota	23	11	—	—
Mississippi	9	2	—	—
Missouri	20	10	—	—
Montana	3	—	—	—
Nebraska	5	3	—	—
Nevada	10	4	—	—
New Hampshire	6	3	—	—
New Jersey	27	11	—	—
New Mexico	5	3	—	—
New York	54	15	—	—
North Carolina	32	15	—	—
North Dakota	4	1	—	—
Ohio	37	12	—	—
Oklahoma	13	4	—	—
Oregon	12	3	—	—
Pennsylvania	38	14	—	—
Puerto Rico	3	—	—	—
Rhode Island	1	—	—	—
South Carolina	15	4	—	—
South Dakota	2	1	—	—
Tennessee	16	9	—	—
Texas	105	36	—	—
Utah	10	—	—	—
Vermont	1	—	—	—
Virginia	34	10	—	—
Washington	19	9	—	—
West Virginia	5	—	—	—
Wisconsin	23	11	—	—
Wyoming	1	1	—	—
Total	1,050	367	29	2

The following table summarizes the ownership status and total square footage of our Domestic segment store locations at the end of fiscal 2015:

	U.S. Best Buy Stores	U.S. Best Buy Mobile Stand-Alone Stores	Pacific Sales Stores	Magnolia Audio Video Stores
Owned store locations	25	—	—	—
Owned buildings and leased land	31	—	—	—
Leased store locations	994	367	29	2
Square footage (in thousands)	40,426	503	767	20

The following table summarizes the location, ownership status and total square footage of space utilized for distribution centers, service centers and corporate offices of our Domestic segment at the end of fiscal 2015:

		Square Footage (in thousands)
	Location	Leased	Owned
Distribution centers	23 locations in 17 U.S. states	7,489	3,168
Geek Squad service center(1)	Louisville, Kentucky	237	—
Principal corporate headquarters(2)	Richfield, Minnesota	—	1,452
Territory field offices	13 locations throughout the U.S.	94	—
Pacific Sales corporate office space	Torrance, California	20	—

(1)	The leased space utilized by our Geek Squad operations is used primarily to service notebook and desktop computers.

(2)
Our principal corporate headquarters consists of four interconnected buildings. Certain vendors who provide us with a variety of corporate services occupy a portion of our principal corporate headquarters. We also sublease a portion of our principal corporate headquarters to third parties.

International Segment

The following table summarizes the location of our International segment continuing operations stores at the end of fiscal 2015:

	Canada			Mexico
	Future Shop Stores	Best Buy Stores	Best Buy Mobile Stand-Alone Stores	Best Buy Stores	Best Buy Express Stores
Canada
Alberta	17	12	9	—	—
British Columbia	22	9	10	—	—
Manitoba	4	2	—	—	—
New Brunswick	3	—	—	—	—
Newfoundland	1	1	—	—	—
Nova Scotia	6	2	1	—	—
Ontario	52	33	30	—	—
Prince Edward Island	1	—	—	—	—
Quebec	25	10	6	—	—
Saskatchewan	2	2	—	—	—
Mexico
Coahuila	—	—	—	—	1
Estado de Mexico	—	—	—	3	1
Distrito Federal	—	—	—	7	2
Jalisco	—	—	—	4	—
Michoacan	—	—	—	1	—
Nuevo Leon	—	—	—	2	1
San Luis Potosi	—	—	—	1	—
Total	133	71	56	18	5

The following table summarizes the ownership status and total square footage of our International segment continuing operations store locations at the end of fiscal 2015:

	Canada			Mexico
	Future Shop Stores	Best Buy Stores	Best Buy Mobile Stand-Alone Stores	Best Buy Stores	Best Buy Express Stores
Owned store locations	—	3	—	—	—
Leased store locations	133	68	56	18	5
Square footage (in thousands)	3,493	2,257	52	661	7

The above tables exclude 181 Five Star store locations with a total of 5,928,000 square feet, which were held for sale as of January 31, 2015. The sale of Five Star was completed on February 13, 2015.

In March 2015, we made a decision to consolidate Future Shop and Best Buy stores and websites in Canada under the Best Buy brand. This resulted in permanently closing 66 Future Shop stores and converting 65 Future Shop stores to the Best Buy brand. We separately closed two Future Shop locations in March 2015 as part of our normal operations.

The following table summarizes the location, ownership status and total square footage of space utilized for distribution centers and corporate offices of our International segment continuing operations at the end of fiscal 2015:

		Square Footage (in thousands)			Square Footage (in thousands)
	Distribution Centers	Leased	Owned	Principal Corporate Offices	Leased	Owned
Canada	Brampton and Bolton, Ontario	1,685	—	Burnaby, British Columbia	141	—
	Vancouver, British Columbia	439	—
Mexico	Estado de Mexico, Mexico	89	—	Distrito Federal, Mexico	32	—

Exclusive Brands

We lease approximately 61,000 square feet of office space in China to support our exclusive brands operations.

Operating Leases

Almost all of our stores and a majority of our distribution facilities are leased. Additional information regarding our operating leases is available in Note 1, Summary of Significant Accounting Policies, and Note 8, Leases, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Item 3. Legal Proceedings.

For a description of our legal proceedings, see Note 12, Contingencies and Commitments, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Item 4. Mine Safety Disclosures.

Not applicable.

Executive Officers of the Registrant
(As of March 23, 2015)

Name	Age	Position With the Company	Years With the Company
Hubert Joly	55	President and Chief Executive Officer	2
Sharon L. McCollam	52	Chief Administrative Officer and Chief Financial Officer	2
Shari L. Ballard	48	President, U.S. Retail and Chief Human Resources Officer	22
R. Michael Mohan	47	Chief Merchandising Officer	11
Keith J. Nelsen	51	General Counsel and Secretary	9

Hubert Joly was appointed President and Chief Executive Officer and a Director in September 2012. Mr. Joly was previously the president and chief executive officer of Carlson, Inc., a worldwide hospitality and travel company based in Minneapolis, Minnesota, from 2008 until his current appointment. Prior to becoming chief executive officer of Carlson, Mr. Joly was president and chief executive officer of Carlson Wagonlit Travel, a business travel management company, from 2004 until 2008. He held several senior executive positions with Vivendi S.A., a French multinational media and telecommunications company, from 1999 to 2004. Prior to that time, Mr. Joly worked in the technology sector at Electronic Data Systems (now part of Hewlett-Packard Company) from 1996 to 1999, and at McKinsey & Company, Inc. from 1983 to 1996. Mr. Joly is currently a member of the board of directors of Ralph Lauren Corporation, a leader in the design, marketing and retailing of premier lifestyle products. He also serves on the executive committee of the Retail Industry Leaders Association and the executive committee of the Minnesota Business Partnership. Mr. Joly previously served as a director of Carlson, Inc.; chair of the board of directors of the Rezidor Hotel Group; chair of the board of directors of Carlson Wagonlit Travel; chair of the Travel Facilitation Sub-Committee of the U.S. Department of Commerce Travel and Tourism Advisory Board; on the executive committee of the World Travel and Tourism Council, on the board of trustees of the Minneapolis Institute of Arts, and on the board of overseers of the Carlson School of Management.

Sharon L. McCollam was appointed Chief Administrative and Chief Financial Officer in December 2012. In this role, she leads our finance, information technology, supply chain, logistics, real estate, procurement, enterprise customer care, internal audit, Mexico and growth initiative functions. Ms. McCollam was previously executive vice president, chief operating officer and chief financial officer of Williams-Sonoma Inc., a premier specialty retailer of home furnishings, from July 2006 until her retirement in March 2012. At Williams-Sonoma, she was responsible for the long-term strategic planning activities of the company and oversaw multiple key functions, including global finance, treasury, investor relations, information technology, real estate, store development, corporate operations and human resources. Ms. McCollam also held various executive leadership roles, including principal accounting officer, at Williams-Sonoma from March 2000 to July 2006. Prior to her time at Williams-Sonoma, Ms. McCollam served as chief financial officer of Dole Fresh Vegetables Inc. from 1996 to 2000 and in various other finance-related leadership positions at Dole Food Company Inc., a producer and marketer of fresh fruit and vegetables, from 1993 to 1996. Ms. McCollam serves as a member of the board of directors for Sutter Health, a nonprofit network of hospitals and doctors in Northern California; Art.com, an online specialty art retailer; and Privalia Venta Directa, s.a., a European e-commerce apparel retailer. Ms. McCollam previously served as a member of the board of directors of OfficeMax Incorporated, Williams-Sonoma and Del Monte Foods Company.

Shari L. Ballard was named President, U.S. Retail and Chief Human Resources Officer in 2014. She is responsible for the end-to-end operations and execution of all U.S. Best Buy stores and the human resources function. Previously, she served as President, International and Chief Human Resources Officer from 2013 to 2014; Executive Vice President and President, International from 2012 to 2013; Executive Vice President, President - Americas from March 2010 until 2012; Executive Vice President - Retail Channel Management from 2007 to 2010; and Executive Vice President - Human Resources and Legal from 2004 to 2007. Ms. Ballard joined us in 1993 and has served as Senior Vice President, Vice President, and General and Assistant Store Manager. Ms. Ballard serves on the board of directors of the Delhaize Group, a Belgian international food retailer. She is also a member of the Minneapolis Institute of Arts board of trustees and the University of Minnesota Foundation board of trustees. She also serves on the board of directors of the Delhaize Group, a Belgian international food retailer.

R. Michael “Mike” Mohan was appointed our Chief Merchandising Officer in January 2014. In this role, he manages the category management and merchandising functions for our U.S. business, including our category growth strategies, vendor relationships, private label business and assortment. Previously, Mr. Mohan served as President, Home since June 2013 until his current appointment; Senior Vice President, General Manager - Home Business Group from 2011 to June 2013; Senior Vice President, Home Theater from 2008 to 2011; and Vice President, Home Entertainment from 2006 to 2008. Prior to joining Best

Buy in 2004 as Vice President, Digital Imaging, Mr. Mohan was vice president and general merchandising manager for Good Guys, an audio/video specialty retailer in the western United States. Mr. Mohan also previously worked at Future Shop in Canada from 1988 to 1997, prior to our acquisition of the company, where he served in various merchandising roles. Mr. Mohan serves as a member of the board of directors for Consumer Electronics Association Board of Industry Leaders and was appointed as a trustee to Boys & Girls Club of America in March 2014.

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

	Sales Price				Dividends Declared and Paid
	Fiscal 2015		Fiscal 2014		Fiscal Year
	High	Low	High	Low	2015	2014
First Quarter	$28.20	$22.30	$26.92	$13.83	$0.17	$0.17
Second Quarter	32.24	24.57	31.33	24.98	0.17	0.17
Third Quarter	35.53	28.80	43.85	30.16	0.19	0.17
Fourth Quarter	40.03	33.17	44.66	22.15	0.19	0.17

Holders

As of March 23, 2015, there were 2,933 holders of record of our common stock.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In June 2011, our Board authorized up to $5.0 billion of share repurchases, which became effective on June 21, 2011. There is no expiration date governing the period over which we can repurchase shares under the June 2011 program. We did not repurchase any shares during fiscal 2015. At the end of fiscal 2015, $4.0 billion of the $5.0 billion of share repurchases authorized by our Board in June 2011 was available for future share repurchases.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about our common stock that may be issued under our equity compensation plans as of January 31, 2015.

Plan Category	Securities to Be Issued Upon Exercise of Outstanding Options and Rights (a)		Weighted Average Exercise Price per Share of Outstanding Options and Rights(1) (b)	Securities Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))(2) (c)
Equity compensation plans approved by security holders	19,046,251	(3)	$36.81	27,290,742

(1)	Includes weighted-average exercise price of outstanding stock options only.

(2)	Includes 4,546,228 shares of our common stock which have been reserved for issuance under our 2008 and 2003 Employee Stock Purchase Plans.

(3)	Includes grants of stock options and market-based restricted stock under our 2004 Omnibus Stock and Incentive Plan, as amended, and our 2014 Omnibus Incentive Plan.

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

The graph below compares the cumulative total shareholder return on our common stock for the last five fiscal years with the cumulative total return on the Standard & Poor's 500 Index ("S&P 500"), of which we are a component, and the Standard & Poor's Retailing Group Industry Index ("S&P Retailing Group"), of which we are also a component. The S&P Retailing Group is a capitalization-weighted index of domestic equities traded on the NYSE and NASDAQ and includes high-capitalization stocks representing the retail sector of the S&P 500.

The graph assumes an investment of $100 at the close of trading on February 26, 2010, the last trading day of fiscal 2010, in our common stock, the S&P 500 and the S&P Retailing Group.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Best Buy Co., Inc., the S&P 500 and the S&P Retailing Group

	FY10	FY11	FY12	FY13	FY14	FY15
Best Buy Co., Inc.	$100.00	$90.05	$69.23	$47.68	$71.26	$109.09
S&P 500	100.00	122.57	128.86	144.24	175.27	200.21
S&P Retailing Group	100.00	126.53	149.66	185.33	233.92	280.10

*	Cumulative total return assumes dividend reinvestment.
Source: Research Data Group, Inc.

Item 6. Selected Financial Data.

The following table presents our selected financial data. The table should be read in conjunction with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Five-Year Financial Highlights

$ in millions, except per share amounts

	12-Month		11-Month	12-Month
Fiscal Year	2015(1)	2014(2)	2013(3)(4)	2012(3)(5)	2011(6)
Consolidated Statements of Earnings Data
Revenue	$40,339	$40,611	$38,252	$43,426	$42,683
Operating income	1,450	1,144	90	2,126	2,216
Net earnings (loss) from continuing operations	1,246	695	(259)	1,368	1,410
Gain (loss) from discontinued operations	(11)	(172)	(161)	(1,346)	(44)
Net earnings (loss) including noncontrolling interests	1,235	523	(420)	22	1,366
Net earnings (loss) attributable to Best Buy Co., Inc. shareholders	1,233	532	(441)	(1,231)	1,277
Per Share Data
Net earnings (loss) from continuing operations	$3.53	$2.00	$(0.76)	$3.67	$3.39
Net gain (loss) from discontinued operations	(0.04)	(0.47)	(0.54)	(6.94)	(0.31)
Net earnings (loss)	3.49	1.53	(1.30)	(3.27)	3.08
Cash dividends declared and paid	0.72	0.68	0.66	0.62	0.58
Common stock price:
High	40.03	44.66	27.95	33.22	48.83
Low	22.30	13.83	11.20	21.79	30.90
Operating Statistics
Comparable sales gain (decline)(7)	0.5%	(1.0)%	(2.7)%	(2.2)%	(1.8)%
Gross profit rate	22.4%	23.1%	23.6%	24.5%	25.0%
Selling, general and administrative expenses rate	18.8%	20.0%	20.7%	19.5%	19.5%
Operating income rate	3.6%	2.8%	0.2%	4.9%	5.2%
Year-End Data
Current ratio(8)	1.5	1.4	1.1	1.2	1.2
Total assets	$15,256	$14,013	$16,787	$16,005	$17,849
Debt, including current portion	1,621	1,657	2,296	2,208	1,709
Total equity	5,000	3,989	3,715	4,366	7,292
Number of stores
Domestic	1,448	1,495	1,503	1,447	1,317
International	283	284	276	264	233
Total	1,731	1,779	1,779	1,711	1,550
Retail square footage (000s)
Domestic	41,716	42,051	42,232	43,785	43,660
International	6,470	6,636	6,613	6,814	6,454
Total	48,186	48,687	48,845	50,599	50,114

(1)
Included within operating income and net earnings (loss) from continuing operations for fiscal 2015 is $5 million ($4 million net of taxes) of restructuring charges from continuing operations. In addition, net earnings (loss) from continuing operations and net earnings (loss) attributable to Best Buy Co., Inc. shareholders for fiscal 2015 includes $353 million due to a $353 million discrete benefit related to reorganizing certain European legal entities.

(2)
Included within operating income and net earnings (loss) from continuing operations for fiscal 2014 is $149 million ($95 million net of taxes) of restructuring charges from continuing operations recorded in fiscal 2014 related to measures we took to restructure our business. Net earnings (loss) attributable to Best Buy Co., Inc. shareholders for fiscal 2014 includes restructuring charges (net of tax and noncontrolling interest) from continuing operations.

(3)	Fiscal 2013 (11-month) included 48 weeks and fiscal 2012 included 53 weeks. All other periods presented included 52 weeks.

(4)
Included within our operating income and net earnings (loss) from continuing operations for fiscal 2013 (11-month) is $415 million ($268 million net of taxes) of restructuring charges from continuing operations recorded in fiscal 2013 (11-month) related to measures we took to restructure our business. Also included in net earnings (loss) from continuing operations for fiscal 2013 (11-month) is $614 million (net of taxes) of goodwill impairment charges primarily related to Best Buy Canada. Included in gain (loss) from discontinued operations is $23 million (net of taxes) of restructuring charges primarily related to Best Buy Europe and $207 million (net of taxes) of goodwill impairment charges related to Five Star. Net earnings (loss) attributable to Best Buy Co., Inc. shareholders for fiscal 2013 (11-month) includes restructuring charges (net of tax and noncontrolling interest) from continuing operations and the net of tax goodwill impairment.

(5)
Included within our operating income and net earnings (loss) from continuing operations for fiscal 2012 is $48 million ($30 million net of taxes) of restructuring charges from continuing operations recorded in fiscal 2012 related to measures we took to restructure our business. Included in gain (loss) from discontinued operations is $194 million (net of taxes) of restructuring charges recorded in fiscal 2012 related to measures we took to restructure our business. Also included in gain (loss) from discontinued operations for fiscal 2012 is $1.2 billion (net of taxes) of goodwill impairment charges related to Best Buy Europe. Net earnings (loss) attributable to Best Buy Co., Inc. shareholders for fiscal 2012 includes restructuring charges (net of tax and noncontrolling interest) from both continuing and discontinued operations and the net of tax goodwill impairment, and excludes $1.3 billion in noncontrolling interest related to the agreement to buy out Carphone Warehouse Group plc's interest in the profit share-based management fee paid to Best Buy Europe pursuant to the 2007 Best Buy Mobile agreement (which represents earnings attributable to the noncontrolling interest).

(6)
Included within our operating income and net earnings (loss) from continuing operations for fiscal 2011 is $147 million ($93 million net of taxes) of restructuring charges recorded in the fiscal fourth quarter related to measures we took to restructure our businesses. These charges resulted in a decrease in our operating income rate of 0.3% of revenue for the fiscal year. Included in gain (loss) from discontinued operations is $54 million (net of taxes) of restructuring charges recorded in the fiscal fourth quarter related to measures we took to restructure our business. Net earnings (loss) attributable to Best Buy Co., Inc. shareholders for fiscal 2011 includes the net of tax impact of restructuring charges from both continuing and discontinued operations.

(7)
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

Overview

We are a leading provider of technology products, services and solutions. We offer expert service at unbeatable price more than 1.5 billion times a year to the consumers, small business owners and educators who visit our stores, engage with Geek Squad agents or use our websites or mobile applications. We have retail and online operations in the U.S., Canada and Mexico. We operate two reportable segments: Domestic and International. The Domestic segment is comprised of all operations within the U.S. and its territories. The International segment is comprised of all operations outside the U.S. and its territories.

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

This MD&A includes financial information prepared in accordance with accounting principles generally accepted in the United States ("GAAP"), as well as certain adjusted or non-GAAP financial measures such as non-GAAP operating income, non-GAAP net earnings from continuing operations, non-GAAP diluted earnings per share from continuing operations and adjusted debt to earnings before goodwill impairment, interest, income taxes, depreciation, amortization and rent ("EBITDAR") ratio. Generally, a non-GAAP financial measure is a numerical measure of financial performance, financial position or cash flows that excludes (or includes) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with GAAP. The non-GAAP financial measures should be viewed as a supplement to, and not a substitute for, financial measures presented in accordance with GAAP. Non-GAAP measures as presented herein may not be comparable to similarly titled measures used by other companies.

We believe that the non-GAAP measures described above provide meaningful supplemental information to assist shareholders in understanding our financial results and assessing our prospects for future performance. Management believes adjusted operating income, adjusted net earnings from continuing operations and adjusted diluted earnings per share from continuing operations are important indicators of our operations because they exclude items that may not be indicative of, or are unrelated to, our core operating results and provide a baseline for analyzing trends in our underlying businesses. Management makes standard adjustments for items such as restructuring charges, goodwill impairments, non-restructuring asset impairments and gains or losses on investments, as well as adjustments for other items that may arise during the period and have a meaningful impact on comparability. To measure adjusted operating income, we removed the impact of the second quarter of fiscal 2014 LCD-related legal settlements, non-restructuring asset impairments, restructuring charges and goodwill impairments from our calculation of operating income. Adjusted net earnings from continuing operations was calculated by removing the after-tax impact of operating income adjustments and the gains on investments, as well as the income tax impacts of reorganizing certain European legal entities and the Best Buy Europe sale from our calculation of net earnings from continuing operations. To measure adjusted diluted earnings per share from continuing operations, we excluded the per share impact of net earnings adjustments from our calculation of diluted earnings per share. Management believes our adjusted debt to EBITDAR ratio is an important indicator of our creditworthiness. Because non-GAAP financial measures are not standardized, it may not be possible to compare these financial measures with other companies' non-GAAP financial measures having the same or similar names. These non-GAAP financial measures are an additional way of viewing aspects of our operations that, when viewed with our GAAP results and the reconciliations to corresponding GAAP financial measures within our discussion of consolidated performance below, provide a more complete understanding of our business. We strongly encourage investors and shareholders to review our financial statements and publicly-filed reports in their entirety and not to rely on any single financial measure.

Business Strategy

In the fall of 2012, we laid out for investors the state of our business and summarized the challenges we faced by articulating two fundamental problems: (1) declining comparable sales and (2) declining margins. To address these problems and achieve our goal of becoming the leading authority and destination for technology products and services, we unveiled our Renew Blue transformation effort, incorporating the following five pillars:

•	Reinvigorate and rejuvenate the customer experience

•	Attract and inspire leaders and employees

•	Work with vendor partners to innovate and drive value

•	Increase our return on invested capital

•	Continue our leadership role in positively impacting our world

Fiscal 2015 was the second full fiscal year in our Renew Blue transformation, and we continued to make progress against the two main problems we had to solve that we outlined in November of 2012 – declining comparable sales and declining operating margins. In fiscal 2015, we stabilized comparable sales on a full year basis and delivered incremental non-GAAP SG&A reductions of approximately $420 million, resulting in non-GAAP operating income rate expansion of 0.8% of revenue and a 26% increase in non-GAAP diluted earnings per share to $2.60. We also ended the year with $3.9 billion in cash, cash equivalents and short-term investments versus $2.6 billion last year.

These results reflect the cumulative progress since 2012 that we have made against our Renew Blue transformation initiatives. To date, we have: (1) improved our Net Promoter Score (NPS) by 450 basis points; (2) rolled out 71 Pacific Kitchen and Home and 34 Magnolia Design Center stores-within-a-store in addition to our enhanced vendor experiences; (3) implemented ship-from-store across the whole chain, driving significant growth for our business; (4) increased our Domestic online penetration from 7.0% to 9.8%; (5) gained share across multiple categories; (6) delivered $1.02 billion in cost reductions, exceeding our $1 billion target; (7) divested our under-performing European and Chinese businesses; and (8) intensively managed our capital resources and significantly strengthened our balance sheet.

In light of this progress, we announced a plan on March 2, 2015, to return excess capital to shareholders. This plan allows us to continue to invest in the growth of our business and preserve a strong balance sheet and includes: (1) a special, one-time dividend of $0.51 per share, or approximately $180 million, related to the net, after-tax proceeds from LCD-related legal settlements received in the last three fiscal years; (2) a 21% increase in our regular quarterly dividend to $0.23 per share; and (3) the resumption of share repurchases, with the intent to repurchase $1 billion worth of shares over the next three years.

As we look forward to fiscal 2016 and beyond, it is imperative that we continue to focus on driving comparable sales and improving operating margins, while funding investments in our future. We are pursuing a strategy that is focused on delivering Advice, Service and Convenience at competitive prices to our customers. Within this strategy, we are focused on driving a number of growth initiatives around key product categories, life events and services. To drive these initiatives, we are pursuing and investing in the transformation of our key functions and processes. The initiatives we intend to pursue in fiscal 2016 reflect our continued execution against the 24-month road map that we outlined a year ago.

The first initiative is Merchandising. Our goal is to create a compelling assortment online and in the stores with a superior end-to-end customer experience that yields enhanced financial returns. In pursuit of that goal, we plan to: (1) capitalize on the ultra -high definition television cycle through best-in-class merchandising, assortment and customer experience, including opening approximately 20 additional Magnolia Design Center stores-within-a-store to end fiscal 2016 with 78; (2) accelerate our expansion in growing categories with structural barriers to entry – like large appliances and mobile – including opening approximately 60 additional Pacific Kitchen & Home stores-within-a-store to end fiscal 2016 with 177 and extending our installment billing selling capability to online; (3) grow our Connected Home and health and wearables businesses through an optimized assortment and an improved multi-channel customer experience; (4) increase our exclusive brand and private label assortments; (5) expand our secondary market growth strategy to offer consumers better access to these types of products and improve our margin recovery on returned, replaced and damaged products; and (6) apply more science behind our promotional and pricing strategies.

We will also expand our programs to capture customers at the time of key life events and build long-term relationships with them, including our new mover program and our wedding gift registry, which we launched in February 2015.

The second initiative is Marketing, which provides crucial support for our merchandising growth opportunities. In marketing, we will (1) accelerate our targeted marketing programs by leveraging our customer database to expand personalization beyond email campaigns; (2) extend the personalization of our targeted email campaigns by dynamically serving relevant landing pages when customers click through to our website; (3) continue the evolution of our marketing spend from analog and mass to digital and personalized mediums such as search, mobile devices and re-targeting; and (4) continue to increase the number of addressable emails in our customer database.

The next initiative on our road map is Online. Our goal is to serve our customers based on how, when, and where they want to be served and capture online share. In pursuit of that goal, we will continue to develop true omni-channel experiences, including improving the online visibility of returned, opened box inventory; (2) extending our installment billing selling capability online; (3) enhancing the online experience for appliance purchases; (4) expanding capabilities for life events like the wedding registry and wish list; and (5) providing an integrated Geek Squad customer experience across channels and devices and driving increased attach rates. We will also be continuing the transformation of our e-commerce technology platform and accelerating the transformation of our mobile customer experience which we will support through our new technology development center in Seattle. Similar to general industry trends, our traffic from mobile phones is growing much faster than traditional desktop traffic and we are increasing our mobile investment accordingly. We believe it is imperative that we engage mobile customers with improved and streamlined access to essential, rich product information during the discovery, research and checkout processes.

The next initiative is Retail Stores. In our retail stores we are building on the momentum from our success in fiscal 2015 and will be driving increased sales effectiveness and payroll leverage through focus on the individual sales productivity of our associates, enhancing our in-store customer experience from both an expert service and physical environment perspective, including expanding product training for associates and driving growth by implementing market plans that are tailored to specific geographies.

Services is the next initiative on our road map. In fiscal 2015, we significantly reduced our legacy cost structure and improved our services-related NPS. We also launched a loss and theft mobile phone insurance program and more complete technology support bundles. Despite these accomplishments; however, revenue has been declining largely due to lower attach rates of traditional extended warranties and lower mobile revenue due to our success in decreasing claim severity and frequency, which is an operational positive. In fiscal 2016, we will be focused on (1) continuing to transform our traditional service offerings to better address customer needs; (2) continuing to improve our delivery and installation experience; (3) increasing the investment in marketing and selling our services offerings; and (4) integrating the Geek Squad experience into bestbuy.com to provide an enhanced service experience to our customers and to increase online attach rates.

The next initiative on our road map is Supply Chain. Our goal is to leverage our network and improve our customer experience with increased inventory availability, improved speed to customer, and improved home delivery and installation capabilities for our large cube assortments. In pursuit of these goals, over the next 12 months we will unlock additional inventory for ship-from-store, continue to pursue cost efficiencies through technology enhancements (including replacement of our warehouse technology systems), drive growth in large appliances and large televisions by leveraging new regional inventory capabilities and invest in improving our home delivery and installation services NPS.

The last initiative on our road map is our Cost Structure. Through the fourth quarter of fiscal 2015, we eliminated a total of $1.02 billion in annualized costs, which exceeded our target of $1 billion. In fiscal 2016, we are launching phase two of our cost reduction and gross profit optimization program with a target of approximately $400 million in annualized savings over three years, including the remaining benefit of approximately $250 million from our previously discussed returns, replacements and damages opportunity. These savings, because they are structural in nature, are not expected to begin until the second half of fiscal 2016 and will be driven by streamlined processes and operational efficiencies that will be primarily enabled through investments in systems.

We expect, however, that these incremental savings will be significantly offset by the investments we need to make to fund our growth initiatives. In fiscal 2016, we expect these incremental investments to total approximately $100 million to $120 million, or $0.17 to $0.21 in diluted EPS and fall into three main buckets: (1) the customer experience online and in our retail stores; (2) information technology; and (3) marketing. We also expect to increase our fiscal 2016 capital expenditures to approximately $650 to $700 million, from $550 million in fiscal 2015.

Fiscal 2016 Trends

The strategy outlined above is the foundation of our fiscal 2016 operating plan, and we are confident in our ability to execute against it as we have demonstrated this past year. However, we will also be facing industry and economic pressures, which we expect to impact our business, including (1) more rapidly declining average selling prices in key product categories; (2) weak industry demand in certain product categories; (3) declining demand and increasing pricing pressures for our extended warranties; and (4) increasingly competitive and costly customer service expectations like free and faster shipping.

To win against this backdrop, investing now is imperative. While these investments will put pressure on our fiscal 2016 operating income rate, we believe they leverage our executional momentum and will allow us to build a differentiated customer experience and a foundation for long-term success. In fiscal 2016, we expect the financial impact of the aforementioned investments and economic pressures in the first quarter and continue throughout the year.

From a revenue perspective, fiscal 2016 first and second quarter Enterprise revenue and comparable sales growth, excluding the estimated impact of installment billing, is expected to be in the range of flat to negative low-single digits. This change in trend versus the fourth quarter of fiscal 2015 is primarily driven by ongoing material declines in the tablet category, in addition to typical holiday momentum around high-profile, giftable products not continuing post-holiday. We will also be anniversarying approximately 80 basis points of Enterprise growth in the first half of fiscal 2015 driven by the chain-wide rollout of ship-from-store.

From a non-GAAP operating income rate perspective, we expect fiscal 2016 first and second quarter to be down approximately 0.3% of revenue to 0.5% of revenue, including lapping fiscal 2015 first quarter 15-basis point benefit associated with our credit card agreement. This decline reflects the economic and growth pressures outlined above, the investments we are making to drive our fiscal 2016 growth initiatives and our anticipated SG&A inflation. Additionally, we expect the fiscal 2016 first and second quarter non-GAAP continuing operations effective income tax rate to be in the range of 39% to 40%.

Canada

In March 2015, we made a decision to consolidate Future Shop and Best Buy stores and websites in Canada under the Best Buy brand in order to strengthen our position as Canada’s leading provider of consumer electronics products, services and solutions. As a result of this decision, we also reviewed our real estate footprint in Canada to address the fact that a significant number of Future Shop and Best Buy stores are located in close proximity to each other. The result of this review is the permanent closure of 66 Future Shop locations and the conversion of 65 Future Shop stores to the Best Buy brand. Following this consolidation, we will continue to have a strong store presence in all major markets in Canada.

Looking ahead, investments up to $160 million will be made in Best Buy stores and bestbuy.ca to build a leading multi-channel customer experience. This multi-faceted strategy will include: (1) launching major home appliances in all stores; (2) working with our vendor partners to bring their products to life in a more compelling way; (3) increasing our staffing levels to better serve our customers; (4) investing in the online shopping experience, for example by expanding in-store pick-up areas for online customers and launching a ship-from-store program, making in-store inventory available to online customers across the country.

As a result of these changes, we expect to increase our capital spending by up to $160 million over the next 12 to 24 months. In addition, we expect to record restructuring charges and non-restructuring impairments in the range of $200 million to $280 million, or a GAAP diluted earnings per share impact of $0.41 to $0.58. We expect that the majority of these charges will be recorded in the first quarter of fiscal 2016. The total charges includes approximately $140 million to $180 million of cash charges – primarily related to future rent obligations and severance – that will be paid over the next 5 years.

We also expect our fiscal 2016 GAAP and non-GAAP diluted earnings per share to be negatively impacted in the range of $0.10 to $0.20 due primarily to a temporary increase in operational expenses associated with consolidation activities and store disruptions resulting from our investments to support the Best Buy multi-channel customer experience. Due to the transitional nature of the majority of these costs, we do not expect this negative earnings per share impact to continue into future years.

See Note 13, Subsequent Events, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information about the restructuring charges related to this action.

Results of Operations

In order to align our fiscal reporting periods and comply with statutory filing requirements in certain foreign jurisdictions, we consolidate the financial results of our Mexico operations, as well as our discontinued China and Europe operations, on a lag. Consistent with such consolidation, the financial and non-financial information presented in our MD&A relative to these operations is also presented on a lag. Our policy is to accelerate the recording of events occurring in the lag period that significantly affect our consolidated financial statements. There were no significant intervening events which would have materially affected our financial condition, results of operations, liquidity or other factors had they been recorded during fiscal 2015.

On November 2, 2011, our Board approved a change in our fiscal year-end from the Saturday nearest the end of February to the Saturday nearest the end of January, effective beginning with our fiscal year 2013. As a result of this change, our fiscal year 2013 transition period was 11 months and ended on February 2, 2013. Refer to Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information.

In this MD&A, when financial results for fiscal 2014 are compared to financial results for fiscal 2013, the results for the 12-month fiscal 2014 are compared to the results for the 11-month transition period from fiscal 2013. Fiscal 2014 (12-month) included 52 weeks and fiscal 2013 (11-month) included 48 weeks. The following tables show the fiscal months included within the various comparison periods in our MD&A:

Fiscal 2015 (12-month) Results Compared With Fiscal 2014 (12-month)(1)
2015 (12-month)	2014 (12-month)
February 2014 - January 2015	February 2013 - January 2014

(1)	For entities reported on a lag, the fiscal months included in fiscal 2015 (12 month) and fiscal 2014 (12-month) were January through December.

Fiscal 2014 (12-month) Results Compared With Fiscal 2013 (11-month)(1)
2014 (12-month)	2013 (11-month)
February 2013 - January 2014	March 2012 - January 2013

(1)	For entities reported on a lag, the fiscal months included in fiscal 2014 (12-month) were January through December and for fiscal 2013 (11-month) were February through December.

Discontinued Operations Presentation

The results of mindSHIFT in our Domestic segment and Best Buy Europe and Five Star in our International segment are presented as discontinued operations in our Consolidated Statements of Earnings. Unless otherwise stated, financial results discussed herein refer to continuing operations.

Domestic Segment Installment Billing Plans

In April 2014, we began to sell installment billing plans offered by mobile carriers to our customers to complement the more traditional two-year plans. While the two types of contracts have broadly similar overall economics, installment billing plans typically generate higher revenues due to higher proceeds for devices and higher cost of sales due to lower device subsidies. As we increase our mix of installment billing plans, there is an associated increase in revenue and cost of goods sold and a decrease in gross profit rate, with gross profit dollars relatively unaffected. We estimate that our fiscal 2015 Enterprise and Domestic comparable sales of 0.5% and 1.0%, respectively, both include a 0.5% of revenue impact from this classification difference. The impact on our consolidated gross profit rate was immaterial.

Consolidated Results

Fiscal 2015 Summary

•
Fiscal 2015 included net earnings from continuing operations of $1.2 billion, compared to $695 million in fiscal 2014. Net earnings in fiscal 2015 included a $353 million discrete tax benefit related to reorganizing certain European legal entities, while fiscal 2014 included $149 million of restructuring charges. Earnings per diluted share from continuing operations was $3.53 in fiscal 2015, compared to $2.00 in fiscal 2014.

•
Revenue was $40.3 billion in fiscal 2015. The slight decrease from fiscal 2014 was primarily driven by the negative impact of foreign currency exchange fluctuations, partially offset by a comparable sales gain of 0.5%. Excluding the 0.5% of revenue estimated benefit associated with the classification of the new mobile carrier installment billing plans, comparable sales were flat.

•	Our gross profit rate decreased by 0.7% of revenue to 22.4% of revenue in fiscal 2015. The decrease was primarily due to LCD-related legal settlements received in fiscal 2014.

•
We generated $1.9 billion in operating cash flow in fiscal 2015, compared to $1.1 billion in fiscal 2014, and we ended fiscal 2015 with $3.9 billion of cash, cash equivalents and short-term investments, compared to $2.9 billion at the end of fiscal 2014. Capital expenditures remained relatively consistent with the prior year, as we continued to follow a more disciplined capital allocation process.

•	During fiscal 2015, we made four dividend payments totaling $0.72 per share, or $251 million in the aggregate.

The following table presents selected consolidated financial data for each of the past three fiscal years ($ in millions, except per share amounts):

	12-Month	12-Month	11-Month
Consolidated Performance Summary	2015	2014	2013

Revenue	$40,339	$40,611	$38,252
Revenue % gain (decline)(1)	(0.7)%	6.2%	(11.9)%
Comparable sales % gain (decline)	0.5%	(1.0)%	(2.7)%
Gross profit	$9,047	$9,399	$9,023
Gross profit as a % of revenue(2)	22.4%	23.1%	23.6%
SG&A	$7,592	$8,106	$7,905
SG&A as a % of revenue(3)	18.8%	20.0%	20.7%
Restructuring charges	$5	$149	$414
Goodwill impairments	$—	$—	$614
Operating income	$1,450	$1,144	$90
Operating income as a % of revenue	3.6%	2.8%	0.2%
Net earnings (loss) from continuing operations	$1,246	$695	$(259)
Loss from discontinued operations(2)	$(13)	$(163)	$(182)
Net earnings (loss) attributable to Best Buy Co., Inc. shareholders	$1,233	$532	$(441)
Diluted earnings (loss) per share from continuing operations	$3.53	$2.00	$(0.76)
Diluted earnings (loss) per share	$3.49	$1.53	$(1.30)

(1)	The revenue % decline for fiscal 2013 (11-month) is compared to the 12-month fiscal year 2012

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

(3)	Includes both gain (loss) from discontinued operations and net (earnings) loss from discontinued operations attributable to noncontrolling interests.

Fiscal 2015 Results Compared With Fiscal 2014

The components of the 0.7% revenue decrease in fiscal 2015 were as follows:

Impact of foreign currency exchange rate fluctuations	(0.7)%
Net store changes	(0.2)%
Non-comparable sales(1)	(0.2)%
Comparable sales impact	0.4%
Total revenue decrease	(0.7)%

(1)
Non-comparable sales reflects the impact of revenue streams not included within our comparable sales calculation, such as certain credit card revenue, gift card breakage and sales of merchandise to wholesalers and dealers, as applicable.

Our gross profit rate decreased 0.7% of revenue in fiscal 2015. Our Domestic and International segments contributed a rate decrease of 0.6% of revenue and 0.1% of revenue, respectively. For further discussion of each segment's gross profit rate changes, see Segment Performance Summary, below.

The SG&A rate decreased 1.2% of revenue in fiscal 2015. Our Domestic and International segments contributed a rate decrease of 1.1% of revenue and 0.1% of revenue, respectively. For further discussion of each segment's SG&A rate changes, see Segment Performance Summary, below.

We recorded restructuring charges of $149 million in fiscal 2014, comprised of $123 million in our Domestic segment and $26 million in our International segment. These restructuring charges resulted in a decrease in our operating income in fiscal 2014 of 0.4% of revenue. We recorded an immaterial amount of restructuring charges in fiscal 2015. For further discussion of each segment’s restructuring charges, see Segment Performance Summary, below.

Our operating income increased $306 million, and our operating income as a percent of revenue increased to 3.6% of revenue in fiscal 2015, compared to operating income of 2.8% of revenue in fiscal 2014. The increase in our operating income was due to a decrease in SG&A and restructuring charges, partially offset by LCD-related legal settlements in fiscal 2014.

Fiscal 2014 (12-month) Results Compared With Fiscal 2013 (11-month)

For purposes of this section, fiscal 2014 (12-month) represents the 12-month period ended February 1, 2014 and fiscal 2013 (11-month) represents the 11-month transition period ended February 2, 2013.

The components of the 6.2% revenue increase in fiscal 2014 (12-month) were as follows:

Extra month of revenue(1)	7.8%
Comparable sales impact	(0.6)%
Net store changes	(0.5)%
Impact of foreign currency exchange rate fluctuations	(0.5)%
Total revenue increase	6.2%

(1)	Represents the incremental revenue in fiscal 2014, which had 12 months of activity compared to 11 months in fiscal 2013 as a result of our fiscal year-end change.

Our gross profit rate decreased 0.5% of revenue in fiscal 2014 (12-month). Our Domestic and International segments contributed a rate decrease of 0.4% of revenue and 0.1% of revenue, respectively. For further discussion of each segment's gross profit rate changes, see Segment Performance Summary, below.

The SG&A rate decreased 0.7% of revenue in fiscal 2014 (12-month). Our Domestic and International segments contributed a rate decrease of 0.6% of revenue and 0.1% of revenue, respectively. For further discussion of each segment's SG&A rate changes, see Segment Performance Summary, below.

We recorded restructuring charges of $149 million in fiscal 2014 (12-month), comprised of $123 million in our Domestic segment and $26 million in our International segment. These restructuring charges resulted in a decrease in our operating income in fiscal 2014 (12-month) of 0.4% of revenue. We recorded $415 million of restructuring charges in fiscal 2013 (11-month), which included $1 million of inventory write-downs recorded in cost of goods sold. Our Domestic and International segments recorded $328 million and $87 million of restructuring charges, respectively, in fiscal 2013 (11-month). The restructuring charges recorded in fiscal 2013 (11-month) resulted in a decrease in our operating income rate of 1.1% of revenue. For further discussion of each segment’s restructuring charges, see Segment Performance Summary, below.

Our operating income increased $1.1 billion and our operating income as a percent of revenue increased to 2.8% of revenue in fiscal 2014 (12-month), compared to an operating income of 0.2% of revenue in fiscal 2013 (11-month). The increase in our operating income was due to a decrease in goodwill impairments and restructuring charges, as well as LCD-related legal settlements and additional operating income from an extra month of activity in fiscal 2014 (12-month) compared to fiscal 2013 (11-month).

Segment Performance Summary

Domestic

The following table presents selected financial data for our Domestic segment for each of the past three fiscal years ($ in millions):

	12-Month	12-Month	11-Month
Domestic Segment Performance Summary	2015	2014	2013
Revenue	$36,055	$35,831	$33,222
Revenue % gain (decline)(1)	0.6%	7.9%	(2.6)%
Comparable sales % gain (decline)(2)	1.0%	(0.4)%	(1.7)%
Gross profit	$8,080	$8,274	$7,789
Gross profit as a % of revenue	22.4%	23.1%	23.4%
SG&A	$6,639	$7,006	$6,728
SG&A as a % of revenue	18.4%	19.6%	20.3%
Restructuring charges	$4	$123	$327
Goodwill impairments	$—	$—	$3
Operating income	$1,437	$1,145	$731
Operating income as a % of revenue	4.0%	3.2%	2.2%

Selected Online Revenue Data:
Online revenue as a % of total segment revenue	9.8%	8.5%	7.2%
Comparable online sales % gain(2)	16.7%	19.8%	11.4%
(1) The revenue % decline for fiscal 2013 (11-month) is compared to the 12-month fiscal year 2012.
(2) Comparable online sales gain is included in the total comparable sales gain (decline) above.

The following table reconciles our Domestic segment stores open at the end of each of the last three fiscal years:

	Fiscal 2013 (11-Month)	Fiscal 2014			Fiscal 2015
	Total Stores at End of Fiscal Year	Stores Opened	Stores Closed	Total Stores at End of Fiscal Year	Stores Opened	Stores Closed	Total Stores at End of Fiscal Year
Best Buy	1,056	—	(1)	1,055	—	(5)	1,050
Best Buy Mobile stand-alone	409	12	(15)	406	1	(40)	367
Pacific Sales	34	—	(4)	30	—	(1)	29
Magnolia Audio Video	4	—	—	4	—	(2)	2
Total Domestic segment stores	1,503	12	(20)	1,495	1	(48)	1,448

Fiscal 2015 Results Compared With Fiscal 2014

Domestic segment revenue increased in fiscal 2015, primarily driven by comparable sales growth of 1.0%. Excluding the 0.5% of revenue estimated benefit associated with the classification of the new mobile carrier installment billing plans, comparable sales increased 0.5%. Online revenue was $3.5 billion, and we experienced comparable online sales growth of 16.7% due to: (1) improved inventory availability made possible by the chain-wide rollout of our ship-from-store capability that was completed in January 2014; (2) higher average order value; and (3) increased traffic driven by greater investment in online digital marketing.

Fiscal 2015 was also the first full year under the credit card agreement, the term of which started in September 2013. At the beginning of the year we estimated that we would generate $150 million to $200 million less credit card revenue in fiscal 2015. However, revenue earned decreased by only $7 million compared to fiscal 2014, as we experienced significantly better performance than expected, particularly in the fourth quarter. The impact of our credit card agreement on our revenue is substantially the same as the impact on our gross profit and operating income.

The components of the 0.6% revenue increase in the Domestic segment in fiscal 2015 (12-month) were as follows:

Comparable sales impact	0.9%
Non-comparable sales(1)	(0.2)%
Net store changes	(0.1)%
Total revenue increase	0.6%

(1)
Non-comparable sales reflects the impact of revenue streams not included within our comparable sales calculation, such as credit card revenue, gift card breakage, commercial sales and sales of merchandise to wholesalers and dealers.

The net store changes did not have a material impact on our revenue in fiscal 2015, as the majority of closures occurred in the fourth quarter and related to our small-format Best Buy Mobile stand-alone stores. The closing of small-format Best Buy Mobile stores have a significantly smaller impact given their smaller size and limited category focus compared to our large-format stores.

The following table presents the Domestic segment's revenue mix percentages and comparable sales percentage changes by revenue category in fiscal 2015 and 2014:

	Revenue Mix Summary		Comparable Store Sales Summary
	12 Months Ended	12 Months Ended	12 Months Ended	12 Months Ended
	January 31, 2015	February 1, 2014	January 31, 2015	February 1, 2014
Consumer Electronics	31%	30%	3.7%	(5.6)%
Computing and Mobile Phones	47%	48%	(0.6)%	4.7%
Entertainment	9%	8%	4.5%	(16.3)%
Appliances	7%	7%	7.5%	16.7%
Services	5%	6%	(11.1)%	0.2%
Other	1%	1%	n/a	n/a
Total	100%	100%	1.0%	(0.4)%

The following is a description of the notable comparable sales changes in our Domestic segment by revenue category:

•
Consumer Electronics: The 3.7% comparable sales increase was primarily due to growth in televisions, with strong growth in ultra HD television. This was partially offset by declines in DVD/Blu-ray players, as online streaming continues to increase, and cameras, as device convergence with smartphones and tablets continued.

•
Computing and Mobile Phones: The 0.6% comparable sales decline primarily resulted from a significant decrease in tablets due to industry declines. This decline was partially offset by an increase in sales of computers, as well as an increase in sales of mobile phones driven by the introduction of mobile carrier installment billing plans and higher year over year selling prices. Excluding the impact of installment billing, mobile phone comparable sales declined.

•
Entertainment: The 4.5% comparable sales increase was driven primarily by gaming sales from the new platforms launched in the fourth quarter of fiscal 2014, partially offset by the continuing declines in movies and music as consumers continue to shift from physical media to online streaming and downloads.

•
Appliances: The 7.5% comparable sales gain was a result of strong performance throughout fiscal 2015 due to effective promotions, the addition of appliance specialists in select stores and the positive impact of Pacific Kitchen & Home store-within-a-store concepts.

•	Services: The 11.1% comparable sales decline was primarily due to lower mobile repair revenue and lower sales of extended warranty plans driven by lower attach rates.

Our Domestic segment experienced a decrease in gross profit of $194 million, or 2.3%, in fiscal 2015 compared to fiscal 2014. The most significant driver of the decrease was $264 million of LCD-related legal settlements that we received in the second quarter of fiscal 2014 and, to a lesser extent, $50 million of LCD settlements received in the first quarter of fiscal 2014. Excluding these LCD settlements, we experienced an increase in gross profit of $120 million, and the gross profit rate increased 0.2% of revenue. The primary drivers of the gross profit rate increase were: (1) the benefit from the realization of our Renew Blue cost reductions and other supply chain cost containment initiatives (including initiatives related to returns, replacements and damages); (2) a more structured and analytical approach to pricing, notably in the fourth quarter; and (3) increased revenue in higher-margin large-screen televisions. These increases were offset by a mix shift into lower-margin gaming and computing categories and a highly competitive promotional environment in tablets.

Our Domestic segment's SG&A decreased $367 million, or 5.2%, in fiscal 2015 compared to fiscal 2014. In addition, the SG&A rate decreased by 1.2% of revenue compared to the prior year. The decreases in SG&A and SG&A rate were primarily driven by the realization of Renew Blue cost reduction initiatives and the benefit from tighter expense management throughout the company. These declines were partially offset by Renew Blue investments in online growth and our in-store experience, as well as higher incentive compensation.

Our Domestic segment recorded $4 million of restructuring charges in fiscal 2015 and incurred $123 million of restructuring charges in fiscal 2014. The restructuring charges had an immaterial impact on our operating income rate in fiscal 2015 and resulted in a decrease in our operating income rate in fiscal 2014 of 0.3% of revenue. Refer to Note 4, Restructuring Charges, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information about our restructuring activities.

Our Domestic segment’s operating income increased $292 million, or 0.8% of revenue, in fiscal 2015 compared to fiscal 2014. The increase was driven by lower SG&A, a comparable sales gain and lower restructuring charges, partially offset by the decrease in gross profit from the prior-year LCD settlements described above.

Fiscal 2014 (12-month) Results Compared With Fiscal 2013 (11-month)

For purposes of this section, fiscal 2014 (12-month) represents the 12-month period ended February 1, 2014 and fiscal 2013 (11-month) represents the 11-month transition period ended February 2, 2013.

During fiscal 2014 (12-month), we made substantial progress against our Renew Blue priorities. First, we exceeded our original Renew Blue annualized cost reduction target. Second, we made progress stabilizing our comparable store sales and operating income rate. In our Domestic segment, comparable stores were nearly flat for fiscal 2014 (12-month). Domestic operating income increased in fiscal 2014 (12-month); however, this was driven by LCD-related legal settlements and lower restructuring charges. Excluding these items, our operating income rate decreased primarily due to a lower gross profit rate, which was only partially offset by cost reduction initiatives and tighter expense management.

The components of the 7.9% revenue increase in the Domestic segment in fiscal 2014 (12-month) were as follows:

Extra month of revenue(1)	8.2%
Net store changes	(0.2)%
Comparable sales impact	(0.1)%
Total revenue increase	7.9%

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

The following is a description of the notable comparable sales changes in our Domestic segment by revenue category:

•
Consumer Electronics: The 5.6% comparable sales decline was primarily due to industry declines driven by device convergence with smartphones and tablets, which has negatively impacted sales of digital imaging products, particularly compact cameras and camcorders, MP3 devices and accessories, and GPS navigation products.

•
Computing and Mobile Phones: The 4.7% comparable sales gain primarily resulted from growth in mobile phones in the first three quarters of fiscal 2014 (12-month), which was partially due to successful promotions and an increased sales mix into higher-priced smartphones. In addition, we experienced a comparable store sales gain in computing driven by growth in the second half of fiscal 2014 (12-month) as a result of improved inventory availability.

•
Entertainment: The 16.3% comparable sales decline was driven primarily by weak gaming sales in the first three quarters as consumers awaited the launch of new platforms in the fourth quarter of fiscal 2014 (12-month), as well as declines in movies and music as consumers continue to shift from physical media to digital consumption.

•
Appliances: The 16.7% comparable sales gain was a result of strong performance throughout fiscal 2014 (12-month) due to effective promotions, the addition of appliance specialists in select stores, the expansion of the small appliances category and the positive impact of Pacific Kitchen & Home store-within-a-store concepts.

•
Services: The 0.2% comparable sales gain was primarily due to growth in mobile phone repair services, offset by a decline in warranty services due to the prior-year benefit from a periodic profit sharing payment that was earned based on the long-term performance of our externally managed extended service plan portfolio that did not recur in fiscal 2014 (12-month).

Our Domestic segment experienced an increase in gross profit of $485 million, or 6.2%, in fiscal 2014 (12-month) compared to fiscal 2013 (11-month), driven by the extra month of activity. Excluding the extra month, gross profit declined due to a decline in the gross profit rate and lower revenue. The 0.3% of revenue decrease in the gross profit rate resulted primarily from a greater investment in price competitiveness and increased product warranty-related costs associated with higher claims frequency in mobile phones. These items were partially offset by LCD-related legal settlements, the realization of Renew Blue cost reductions and other supply chain cost containment initiatives and the accelerated recognition of previously deferred revenue associated with our prior credit card agreement.

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

Our Domestic segment recorded $123 million of restructuring charges in fiscal 2014 (12-month), primarily related to employee termination benefits as a result of Renew Blue cost reduction initiatives. These restructuring charges resulted in a decrease in our operating income in fiscal 2014 (12-month) of 0.3% of revenue. In fiscal 2013 (11-month) our Domestic segment recorded restructuring charges of $328 million, which included $1 million of inventory write-downs included in cost of goods sold. The restructuring charges related to our Renew Blue and first quarter fiscal 2013 U.S. restructuring activities and consisted primarily of facility closure costs, employee termination benefits and asset impairments. These restructuring charges resulted in a decrease in our operating income in fiscal 2013 (11-month) of 1.0% of revenue. Refer to Note 4, Restructuring Charges, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information about our restructuring activities.

Our Domestic segment’s operating income increased $414 million, or 1.0% of revenue, in fiscal 2014 (12-month) compared to fiscal 2013 (11-month). Excluding the extra month of activity, operating income increased primarily due to lower SG&A expenses and a decrease in restructuring, partially offset by lower gross profit as described above.

International

The following table presents selected financial data for our International segment for each of the past three fiscal years ($ in millions):

	12-Month	12-Month	11-Month
International Segment Performance Summary	2015	2014	2013
Revenue	$4,284	$4,780	$5,030
Revenue % decline(1)	(10.4)%	(5.0)%	(13.7)%
Comparable sales % decline	(3.5)%	(5.1)%	(9.1)%
Gross profit	$967	$1,125	$1,234
Gross profit as a % of revenue	22.6%	23.5%	24.5%
SG&A	$953	$1,100	$1,177
SG&A as a % of revenue	22.2%	23.0%	23.4%
Restructuring charges	$1	$26	$87
Goodwill impairments	$—	$—	$611
Operating income (loss)	$13	$(1)	$(641)
Operating income (loss) as a % of revenue	0.3%	—%	(12.7)%
(1) The revenue % decline for fiscal 2013 (11-month) is compared to the 12-month fiscal year 2012.

The following table reconciles our International segment stores open at the end of each of the last three fiscal years:

	Fiscal 2013 (11-Month)	Fiscal 2014			Fiscal 2015
	Total Stores at End of Fiscal Year	Stores Opened	Stores Closed	Total Stores at End of Fiscal Year	Stores Opened	Stores Closed	Total Stores at End of Fiscal Year
Canada
Future Shop	140	—	(3)	137	1	(5)	133
Best Buy	72	—	—	72	—	(1)	71
Best Buy Mobile stand-alone	49	7	—	56	—	—	56
Mexico
Best Buy	14	3	—	17	1	—	18
Express	1	1	—	2	3	—	5
Total International segment stores	276	11	(3)	284	5	(6)	283

Fiscal 2015 Results Compared With Fiscal 2014

Our International segment experienced a decrease in revenue of 10.4% primarily driven by the negative impact of foreign currency exchange rate fluctuations, a comparable sales decline of 3.5%, and the loss of revenue from store closures in Canada.

The components of the International segment's 10.4% revenue decrease in fiscal 2015 (12-month) were as follows:

Impact of foreign currency exchange rate fluctuations	(6.4)%
Comparable sales impact	(3.4)%
Net store changes	(0.9)%
Non-comparable sales(1)	0.3%
Total revenue decrease	(10.4)%

(1)
Non-comparable sales reflects the impact of revenue streams not included within our comparable store sales calculation, such as certain credit card revenue, gift card breakage and sales of merchandise to wholesalers and dealers, as applicable.

The net closure of large-format stores in Canada over the past 12 months contributed to the decrease in revenue associated with net store changes in our International segment in fiscal 2015. The addition of large and small-format stores in Mexico partially offset this decrease.

The following table presents the International segment's revenue mix percentages and comparable store sales percentage changes by revenue category in fiscal 2015 and 2014:

	Revenue Mix Summary		Comparable Store Sales Summary
	12 Months Ended	12 Months Ended	12 Months Ended	12 Months Ended
	January 31, 2015	February 1, 2014	January 31, 2015	February 1, 2014
Consumer Electronics	30%	29%	(5.1)%	(9.7)%
Computing and Mobile Phones	49%	50%	(2.8)%	(1.7)%
Entertainment	9%	10%	(5.2)%	(9.3)%
Appliances	5%	5%	(0.5)%	(1.5)%
Services	6%	6%	(4.7)%	(6.3)%
Other	1%	<1%	n/a	n/a
Total	100%	100%	(3.5)%	(5.1)%

The following is a description of the notable comparable sales changes in our International segment by revenue category:

•
Consumer Electronics: The 5.1% comparable sales decline was driven primarily by a decrease in sales of digital imaging products, televisions and MP3 devices. The declines in digital imaging products and MP3 devices were a result of device convergence and industry declines. The decrease in sales of televisions was due to overall market softness across the segment and competitive pressures in Canada.

•	Computing and Mobile Phones: The 2.8% comparable sales decline was caused primarily by a decrease in sales of tablets due to industry declines, partially offset by increased mobile phone sales.

•
Entertainment: The 5.2% comparable sales decline was driven by a decrease in sales of movies and music as customers continue to shift from physical media to digital consumption, partially offset by gaming sales in Canada due to the release of new gaming platforms in the fourth quarter of fiscal 2014.

•
Appliances: The 0.5% comparable sales decline was driven by Mexico due to a decrease in sales of kitchen appliances, partially offset by appliance sales increases in Canada from expansion of offerings and assortment.

•
Services: The 4.7% comparable sales decline was due to a decrease in sales of warranties in Canada driven by the overall comparable store sales decline in applicable hardware, particularly tablets and televisions.

Our International segment experienced a gross profit decline of $158 million, or 14.0%, in fiscal 2015 compared to fiscal 2014. Excluding the impact of foreign currency exchange rate fluctuations, the decrease in gross profit was $88 million. The gross profit rate decline of 0.9% of revenue was driven by Canada due to increased promotional activity and, to a lesser extent, higher revenue in the lower-margin gaming category.

Our International segment's SG&A decreased $147 million, or 13.4%, in fiscal 2015 compared to the prior year. Excluding the impact of foreign currency exchange rate fluctuations, the decrease in SG&A was $81 million. In addition, the SG&A rate decreased by 0.8% of revenue in fiscal 2015. The decrease in SG&A and SG&A rate was primarily driven by Renew Blue cost reductions and store closures in Canada.

Our International segment recorded $1 million of restructuring charges in fiscal 2015 and incurred $26 million of restructuring charges in fiscal 2014. The restructuring charges had an immaterial impact on our operating income rate in fiscal 2015 and resulted in a decrease in our operating income rate in fiscal 2014 of 0.5% of revenue. Refer to Note 4, Restructuring Charges, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information about our restructuring activities.

Our International segment operating income of $13 million in fiscal 2015 compared to a loss of $1 million in the prior-year period. The improvement in operating income was driven primarily by a decrease in SG&A, partially offset by a decrease in gross profit as described above.

Fiscal 2014 (12-month) Results Compared With Fiscal 2013 (11-month)

For purposes of this section, fiscal 2014 (12-month) represents the 12-month period ended February 1, 2014 and fiscal 2013 (11-month) represents the 11-month transition period ended February 2, 2013.

In fiscal 2014 (12-month), we experienced a comparable sales decline in Canada, as sales were negatively impacted by lower industry demand for consumer electronics. We also started to implement our Renew Blue initiatives in our International segment in fiscal 2014 (12-month). While our International segment continues to experience revenue and gross profit challenges, we have made progress in stabilizing comparable sales and reducing SG&A expenses. Increased promotional activity and a higher mix of lower-margin products in Canada contributed to a decline in our gross profit rate. The SG&A rate decline was primarily driven by Renew Blue cost reductions and tighter expense management in Canada and the elimination of expenses associated with previously closed stores in Canada.

The components of the International segment's 5.0% revenue decrease in fiscal 2014 (12-month) were as follows:

Comparable sales impact	(4.5)%
Impact of foreign currency exchange rate fluctuations	(4.0)%
Net store changes	(2.4)%
Non-comparable sales(1)	(0.1)%
Extra month of revenue(2)	6.0%
Total revenue decrease	(5.0)%

(1)
Non-comparable sales reflects the impact of revenue streams not included within our comparable sales calculation, such as certain credit card revenue, gift card breakage and sales of merchandise to wholesalers and dealers.

(2)	Represents the incremental revenue in fiscal 2014, which had 12 months of activity compared to 11 months in fiscal 2013 as a result of our fiscal year-end change.

The closure of large-format stores in Canada at the end of fiscal 2013 (11-month) contributed to the majority of the decrease in revenue associated with net store changes in our International segment in fiscal 2014 (12-month). The addition of large-format stores in Mexico and small-format Best Buy Mobile stand-alone stores in Canada partially offset this decrease.

The following table presents the International segment's revenue mix percentages and comparable store sales percentage changes by revenue category in fiscal 2014 (12-month) and 2013 (11-month):

	Revenue Mix Summary		Comparable Store Sales Summary
	12 Months Ended	11 Months Ended	12 Months Ended	11 Months Ended
	February 1, 2014	February 2, 2013	February 1, 2014	February 2, 2013
Consumer Electronics(1)	29%	32%	(9.7)%	(14.9)%
Computing and Mobile Phones(1)	50%	47%	(1.7)%	(2.7)%
Entertainment	10%	10%	(9.3)%	(17.4)%
Appliances	5%	5%	(1.5)%	(6.2)%
Services	6%	6%	(6.3)%	(10.7)%
Other	<1%	<1%	n/a	n/a
Total	100%	100%	(5.1)%	(9.1)%

(1)
In fiscal 2014, e-Readers were moved from the "Consumer Electronics" revenue category to "Computing and Mobile Phones" to reflect the continued convergence of their features with tablets and other computing devices.

The following is a description of the notable comparable sales changes in our International segment by revenue category:

•
Consumer Electronics: The 9.7% comparable sales decline was driven primarily by a decrease in sales of televisions, digital imaging products and MP3 devices and accessories. The declines in digital imaging products and MP3 devices and accessories were a result of device convergence, similar to trends seen in the Domestic segment.

•	Computing and Mobile Phones: The 1.7% comparable sales decline was caused primarily by a decrease in sales of computers and computer accessories, partially offset by increased tablet sales.

•
Entertainment: The 9.3% comparable sales decline, principally in Canada, reflected a decrease in sales of movies due to a lack of new releases and weak gaming sales in the first three quarters, as consumers awaited the launch of new platforms in the fourth quarter of fiscal 2014 (12-month).

•	Appliances: The 1.5% comparable sales decline was primarily due to a decline in sales of kitchen and laundry appliances in Canada.

•
Services: The 6.3% comparable sales decline was primarily due to a decrease in sales of extended warranties in Canada driven by the overall comparable store sales decline and a change in product mix, particularly in televisions.

Our International segment experienced a gross profit decline of $109 million, or 8.8%, in fiscal 2014 (12-month), driven primarily by a revenue decline in Canada and a decrease in the gross profit rate, which were partially offset by an extra month of activity. The 1.0% of revenue decrease in the gross profit rate was driven by increased promotional activity and an increased mix of lower-margin products, primarily in Canada.

Our International segment's SG&A decreased $77 million, or 6.5%, in fiscal 2014 (12-month) due to savings from previous store closures in Canada and China and Renew Blue cost reduction initiatives, partially offset by an extra month of activity. The SG&A rate also decreased by 0.4% of revenue as a result of the aforementioned factors.

Our International segment recorded $26 million and $87 million of restructuring charges in fiscal 2014 (12-month) and 2013 (11-month), respectively. The fiscal 2014 (12-month) restructuring charges primarily related to employee termination benefits as a result of Renew Blue cost reduction initiatives. The restructuring charges in fiscal 2013 (11-month) also related to our Renew Blue initiatives and consisted of facility closure costs, property and equipment impairments and employee termination benefits. These restructuring charges resulted in a decrease in our operating income in fiscal 2014 (12-month) and fiscal 2013 (11-month) of 0.5% of revenue and 1.7% of revenue, respectively. Refer to Note 4, Restructuring Charges, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information about our restructuring activities.

During fiscal 2014 (12-month), we recorded no goodwill impairment charges compared to $611 million in fiscal 2013 (11-month). Refer to Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information about the fiscal 2013 (11-month) goodwill impairment.

The decrease in the International segment's operating loss in fiscal 2014 (12-month) was primarily due to the decreased goodwill impairment and restructuring charges, partially offset by a decrease in gross profit.

Additional Consolidated Results

Other Income (Expense)

In fiscal 2015, we recognized a gain of $13 million due to the sale of available-for-sale and cost-based investments. In fiscal 2014, we recognized a gain of $20 million in connection with the sale of cost-based investments.

In fiscal 2015, our investment income and other was $14 million, compared to $19 million in the prior year. The decrease in fiscal 2015 was due to lower returns on our deferred compensation assets, partially offset by an increase in interest income driven by higher average cash and cash equivalents and short-term investment balances. In fiscal 2014 (12-month), our investment income and other was $19 million, compared to $13 million in fiscal 2013 (11-month). The increase in fiscal 2014 (12-month) was primarily due to higher average cash and cash equivalents and short-term investments balances.

Interest expense was $90 million in fiscal 2015, compared to $100 million in fiscal 2014. The decrease in interest expense was primarily due to replacing our previous 2013 Notes that bore interest at 6.75% with 2018 Notes that bear interest at 5.00% in the middle of fiscal 2014. Interest expense was $100 million in fiscal 2014 (12-month), compared to $99 million in fiscal 2013 (11-month). The relatively flat interest expense was the result of an extra month of expense in fiscal 2014 (12-month), offset by a decrease in interest expense as a result of replacing our previous 2013 Notes with 2018 Notes.

Income Tax Expense

Income tax expense decreased to $141 million in fiscal 2015, compared to a tax expense of $388 million in the prior year, primarily due to a $353 million discrete benefit related to reorganizing certain European legal entities, partially offset by an increase in pre-tax earnings in the current-year period. Our effective income tax rate ("ETR") for fiscal 2015 was 10.1%, compared to a rate of 35.8% in fiscal 2014. Excluding the impact of reorganizing certain European legal entities, the ETR would have been 35.6% in fiscal 2015. Refer to Note 10, Income Taxes, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for additional information.

Income tax expense increased to $388 million in fiscal 2014 (12-month), compared to a tax expense of $263 million in the prior-year period. Our ETR was 35.8% in fiscal 2014 (12-month), compared to 7,152.3% in fiscal 2013 (11-month). Excluding the impact of the goodwill impairments (which are not tax deductible), the ETR would have been 42.6% in fiscal 2013 (11-month). The ETR in fiscal 2014 (12-month) was lower than in fiscal 2013 (11-month), excluding the goodwill impairments, as fiscal 2013 (11-month) was higher than normal as a result of decreased tax benefits from foreign operations, which were due primarily to a decrease in foreign earnings and a valuation allowance on U.S. federal foreign tax credits.

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

Discontinued Operations

Discontinued operations consists primarily of Best Buy Europe and Five Star in our International segment, as well as mindSHIFT in our Domestic segment.

The loss from discontinued operations was $11 million in fiscal 2015 compared to a loss of $172 million in fiscal 2014. The decrease in the loss year-over-year was primarily due to the impairment of our investment in Best Buy Europe, as well as the loss on the sale of mindSHIFT in fiscal 2014. The loss from discontinued operations of $172 million in fiscal 2014 (12-month) compared to a loss of $161 million in fiscal 2013 (11-month). The loss in fiscal 2013 (11-month) was primarily due to the write-off of goodwill related to our Five Star reporting unit.

Impact of Inflation and Changing Prices

Highly competitive market conditions and the general economic environment minimized inflation's impact on the selling prices of our products and services and on our expenses. In addition, price deflation and the continued commoditization of certain technology products limited our ability to increase our gross profit rate.
Non-GAAP Financial Measures

The periods used for analysis of non-GAAP financial performance represent the periods that management used internally to assess performance. As a result of the change in our fiscal year in fiscal 2013, some of the periods included in this section of our MD&A differ from the audited periods included in our Consolidated Statements of Earnings, and as such, these periods are also different than those analyzed within the Results of Operations section of the MD&A.

The following table reconciles operating income, net earnings and diluted earnings per share for the periods presented from continuing operations (GAAP financial measures) to non-GAAP operating income, non-GAAP net earnings and non-GAAP diluted earnings per share from continuing operations (non-GAAP financial measures) for the periods presented ($ in millions, except per share amounts).

	12-Month(1)
	2015	2014	2013
			(recast)
Operating income	$1,450	$1,144	$391
Restructuring charges – cost of goods sold	—	—	1
Net LCD settlements(2)	—	(229)	—
Non-restructuring asset impairments	42	99	49
Restructuring charges	5	149	420
Goodwill impairments	—	—	613
Non-GAAP operating income	$1,497	$1,163	$1,474

Net earnings (loss) from continuing operations	$1,246	$695	$(54)
After-tax impact of restructuring charges – cost of goods sold	—	—	1
After-tax impact of net LCD settlements(2)	—	(142)	—
After-tax impact of non-restructuring asset impairments	28	67	33
After-tax impact of restructuring charges	4	95	271
After-tax impact of goodwill impairments	—	—	612
After-tax impact of gain on sale of investments	(7)	(12)	—
Income tax impact of Best Buy Europe sale(3)	—	18	—
Income tax impact of Europe legal entity reorganization(4)	$(353)	$—	$—
Adjusted net earnings from continuing operations	$918	$721	$863

Diluted earnings (loss) per share from continuing operations	$3.53	$2.00	$(0.16)
Per share impact of restructuring charges – cost of goods sold	—	—	—
Per share impact of net LCD settlements(2)	—	(0.41)	—
Per share impact of non-restructuring asset impairments	0.08	0.19	0.10
Per share impact of restructuring charges	0.01	0.28	0.80
Per share impact of goodwill impairments	—	—	1.80
Per share impact of gain on sale of investments	(0.02)	(0.04)	—
Per share income tax impact of Best Buy Europe sale(3)	—	0.05	—
Per share income tax effect of Europe legal entity reorganization(4)	(1.00)	—	—
Adjusted diluted earnings per share from continuing operations	$2.60	$2.07	$2.54

(1)
The 12-month periods represent: the 12-months ended January 31, 2015 ("2015"); the 12-months ended February 1, 2014 ("2014"); and the recast 12-months ended February 2, 2013 ("2013"). 2015 and 2014 included 52 weeks, while 2013 included 53 weeks.

(2)
Amounts for 2014 exclude the pre-tax impact of $44 million of net proceeds from LCD settlements reached in the first quarter of fiscal 2014, as we did not adjust for LCD settlements prior to the material settlements reached in the second quarter of fiscal 2014.

(3)	Represents the tax impact of the Best Buy Europe sale and resulting required tax allocation between continuing and discontinued operations.

(4)	Represents the acceleration of a non-cash tax benefit of $353 million as a result of reorganizing certain European legal entities to simplify our overall structure in the first quarter of fiscal 2015.

Non-GAAP operating income increased $334 million in 2015 compared to 2014, and non-GAAP operating income as a percent of revenue increased to 3.7%. The increase in non-GAAP operating income was driven by SG&A cost reductions in both segments primarily due to the realization of our Renew Blue cost reduction initiatives and tighter expense management, partially offset by a decline in revenue in our International segment. The increase in non-GAAP operating income resulted in a year-over-year increase in non-GAAP net earnings from continuing operations and non-GAAP diluted earnings per share from continuing operations in 2015 compared to the prior-year period.

In 2014, non-GAAP operating income decreased $311 million compared to 2013. The decrease in non-GAAP operating income was primarily driven by the extra week of operations in 2013 and a decrease in the gross profit rate (adjusted to exclude LCD-related legal settlements in the second quarter of 2014). This decrease was partially offset by lower SG&A spending due to the realization of Renew Blue cost reduction initiatives and tighter expense management in both the Domestic and International segments. These same factors contributed to the year-over-year decreases in non-GAAP net earnings from continuing operations and non-GAAP diluted earnings per share from continuing operations in 2014 compared to the prior-year period.

Liquidity and Capital Resources

Summary

We closely manage our liquidity and capital resources. Our liquidity requirements depend on key variables, including the level of investment required to support our business strategies, the performance of our business, capital expenditures, credit facilities and short-term borrowing arrangements and working capital management. Capital expenditures are a component of our cash flow and capital management strategy which, to a large extent, we can adjust in response to economic and other changes in our business environment. We have a disciplined approach to capital allocation, which focuses on investing in key priorities that support our Renew Blue transformation.

The following table summarizes our cash and cash equivalents and short-term investments at January 31, 2015 and February 1, 2014 ($ in millions):

	January 31, 2015	February 1, 2014
Cash and cash equivalents	$2,432	$2,678
Short-term investments	1,456	223
Total cash and cash equivalents and short-term investments	$3,888	$2,901

The increase in cash and cash equivalents from February 1, 2014, was primarily due to cash generated from operating activities, partially offset by capital expenditures and dividend payments.

Working capital, the excess of current assets over current liabilities, was $4.0 billion at January 31, 2015, an increase from $3.0 billion at February 1, 2014.

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for each of the past three fiscal years ($ in millions):

	12-Month	12-Month	11-Month
	2015	2014	2013
Total cash provided by (used in):
Operating activities	$1,935	$1,094	$1,454
Investing activities	(1,712)	(517)	(538)
Financing activities	(223)	319	(211)
Effect of exchange rate changes on cash	(52)	(44)	(4)
Increase (decrease) in cash and cash equivalents	$(52)	$852	$701

Operating Activities

The increase in cash provided by operating activities in fiscal 2015 compared to fiscal 2014 was primarily due to improved management of working capital in fiscal 2015. Additionally, in fiscal 2014 there were larger cash outflows from accounts payable, following unusually high balances at the end of fiscal 2013 due to timing of inventory receipts and payments.

The decrease in cash provided by operating activities in fiscal 2014 (12-month) compared to fiscal 2013 (11-month) was primarily due to increased cash outflows for accounts payable, partially offset by improved inventory management and increased cash inflow from receivables.

Investing Activities

The increase in cash used in investing activities in fiscal 2015 compared to fiscal 2014 was primarily due to increased purchases of short-term investments in fiscal 2015.

The decrease in cash used in investing activities in fiscal 2014 (12-month) compared to fiscal 2013 (11-month) was primarily due to lower capital expenditures and proceeds from the disposition of mindSHIFT, partially offset by purchases of short-term investments in fiscal 2014 (12-month).

Financing Activities

The decrease in cash provided by financing activities in fiscal 2015 compared to fiscal 2014 was primarily due to decreased borrowing and decreased proceeds from the issuance of common stock, primarily from the exercise of employee stock options.

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

On June 30, 2014, we entered into a new $1.25 billion five-year senior unsecured revolving credit facility (the "Five-Year Facility Agreement") with a syndicate of banks that expires in June 2019. The Five-Year Facility Agreement replaced the previous $1.5 billion unsecured revolving credit facility, which was originally scheduled to expire in October 2016, but was terminated on June 30, 2014. At January 31, 2015, we had no borrowings outstanding under the Five-Year Facility Agreement. Refer to Note 5, Debt, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information about our credit facilities.

Our ability to access our revolving credit facility under the Five-Year Facility Agreement is subject to our compliance with the terms and conditions of the facility, including financial covenants. The financial covenants require us to maintain certain financial ratios. At January 31, 2015, we were in compliance with all such financial covenants. If an event of default were to occur with respect to any of our other debt, it would likely constitute an event of default under our facilities as well.

An interest coverage ratio represents the ratio of pre-tax earnings before fixed charges (interest expense and the interest portion of rent expense) to fixed charges. Our interest coverage ratio, calculated as reported in Exhibit No. 12.1 of this Annual Report on Form 10-K, was 5.08 and 4.06 in fiscal 2015 and fiscal 2014, respectively.

Our credit ratings and outlooks at March 23, 2015, are summarized below. On September 3, 2014, Fitch Ratings Limited ("Fitch") upgraded its long-term credit rating from BB- to BB with a Stable outlook. On July 2, 2014, Moody's Investors Service, Inc. ("Moody's") reaffirmed its Baa2 long-term credit rating and changed its outlook from Negative to Stable. The rating and outlook from Standard & Poor's Rating Services ("Standard & Poor's") remain consistent with those disclosed in our Annual Report on Form 10-K for the fiscal year ended February 1, 2014.

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

Restricted Cash

Our liquidity is also affected by restricted cash balances that are pledged as collateral or restricted to use for general liability insurance and workers' compensation insurance. Restricted cash and cash equivalents related to our continuing operations, which are included in other current assets, remained flat at $184 million and $182 million at January 31, 2015, and February 1, 2014, respectively.

Capital Expenditures

Our capital expenditures typically include investments in our stores, distribution capabilities and information technology enhancements (including e-commerce). During fiscal 2015, we invested $551 million (excluding Five Star) in property and equipment, primarily related to upgrading our information technology systems and capabilities, and store-related projects.

The following table presents our capital expenditures for each of the past three fiscal years ($ in millions):

	12-Month	12-Month	11-Month
	2015	2014	2013
New stores	$3	$8	$49
Store-related projects(1)	177	110	149
E-commerce and information technology	355	350	329
Other	16	9	47
Total capital expenditures(2)(3)	$551	$477	$574

(1)	Includes store remodels and various merchandising projects.

(2)	Excludes $10 million, $70 million, and $131 million for fiscal 2015 (12-month), fiscal 2014 (12-month) and 2013 (11-month), respectively, related to Five Star and Best Buy Europe.

(3)
Total capital expenditures exclude non-cash capital expenditures of $14 million, $13 million and $29 million for fiscal 2015 (12-month), fiscal 2014 (12-month) and 2013 (11-month), respectively. Non-cash capital expenditures are comprised of capitalized leases, as well as additions to property and equipment included in accounts payable.

In fiscal 2016 we estimate capital expenditures of approximately $650 million to $700 million, with the focus on retail store, e-commerce and information technology projects.

Debt and Capital

We have $350 million principal amount of notes due March 15, 2016 (the “2016 Notes”), $500 million principal amount of notes due August 1, 2018 (the “2018 Notes”) and $650 million principal amount of notes due March 15, 2021 (the “2021 Notes”). Refer to Note 5, Debt, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information about our 2016 Notes, 2018 Notes and 2021 Notes.

Other

At January 31, 2015 and February 1, 2014, we had $69 million and $95 million, respectively, outstanding under financing lease obligations.

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

In fiscal 2015 and fiscal 2014, we did not repurchase or retire any shares. In fiscal 2013 (11-month), we repurchased and retired 6.3 million shares at a cost of $122 million. At the end of fiscal 2015 (12-month), $4.0 billion of the $5.0 billion share repurchase program authorized by our Board in June 2011 was available for future share repurchases. Repurchased shares have been retired and constitute authorized but unissued shares.

In fiscal 2004, our Board initiated the payment of a regular quarterly cash dividend on our common stock. A quarterly cash dividend has been paid in each subsequent quarter. The payment of cash dividends is subject to customary legal and contractual restrictions. During fiscal 2015, we made four cash dividend payments totaling $0.72 per share, or $251 million in the aggregate.

On March 3, 2015, we announced a plan to return capital to shareholders. The plan includes a special, one-time dividend of $0.51 per share, or approximately $180 million, and a 21% increase in our regular quarterly dividend to $0.23 per share. We plan to resume share repurchases under the June 2011 program, with the intent to repurchase $1.0 billion in shares over the next three years.

Other Financial Measures

Our debt to earnings ratio was 1.3 as of January 31, 2015, compared to 2.4 as of February 1, 2014, due primarily to an increase in net earnings in the 12 months ended January 31, 2015 compared to the prior year. Our adjusted debt to EBITDAR ratio, which includes capitalized operating lease obligations in its calculation, was 2.8 and 3.2 as of January 31, 2015 and February 1, 2014, respectively. The decrease in the ratio was due to a decrease in capitalized operating lease obligations and an increase in EBITDAR.

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

The following table presents a reconciliation of our debt to net earnings ratio to our adjusted debt to EBITDAR ratio for continuing operations ($ in millions):

	2015(1)	2014(1)
Debt (including current portion)(2)	$1,621	$1,657
Capitalized operating lease obligations (8 times rental expense)(3)	6,653	6,781
Adjusted debt	$8,274	$8,438

Net earnings from continuing operations	$1,246	$695
Interest expense, net	63	61
Income tax expense	141	388
Depreciation and amortization expense(4)	689	667
Rental expense	832	848
EBITDAR	$2,971	$2,659

Debt to net earnings ratio	1.3	2.4
Adjusted debt to EBITDAR ratio	2.8	3.2

(1)
Debt is reflected as of the balance sheet dates for each of the respective fiscal periods, while rental expense and the other components of EBITDAR represent activity for the 12 months ended January 31, 2015 and February 1, 2014.

(2)
Excludes debt related to our Best Buy Europe operations. As described in Note 2, Discontinued Operations, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, we sold our interest in Best Buy Europe on June 26, 2013.

(3)
The multiple of eight times annual rental expense in the calculation of our capitalized operating lease obligations is the multiple used for the retail sector by one of the nationally recognized credit rating agencies that rate our creditworthiness, and we consider it to be an appropriate multiple for our lease portfolio.

(4)
Depreciation and amortization expense includes impairments of fixed assets, investments and intangible assets (including impairments associated with our fiscal restructuring activities) and includes $229 million of net LCD-related legal settlements that occurred in the second quarter of fiscal 2014. Amounts exclude the impact of net proceeds from LCD settlements of $44 million reached in the first quarter of fiscal 2014. We did not exclude LCD settlements prior to the material settlements reached in the second quarter of fiscal 2014.

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

The following table presents information regarding our contractual obligations by fiscal year ($ in millions):

		Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt obligations(1)	$1,500	$—	$350	$500	$650
Capital lease obligations	52	20	16	5	11
Financing lease obligations	69	21	27	12	9
Interest payments	349	81	135	90	43
Operating lease obligations(2)	3,876	873	1,412	864	727
Purchase obligations(3)	2,656	2,004	493	103	56
Unrecognized tax benefits(4)	410
Deferred compensation(5)	44
Total	$8,956	$2,999	$2,433	$1,574	$1,496
Note: For additional information refer to Note 5, Debt; Note 8, Leases; Note 10, Income Taxes; and Note 12, Contingencies and Commitments, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

(1)	Represents principal amounts only and excludes interest rate swap valuation adjustments.

(2)
Operating lease obligations do not include payments to landlords covering real estate taxes and common area maintenance. These charges, if included, would increase total operating lease obligations by $1.2 billion at January 31, 2015.

(3)
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

(4)
Unrecognized tax benefits relate to uncertain tax positions. As we are not able to reasonably estimate the timing of the payments or the amount by which the liability will increase or decrease over time, the related balances have not been reflected in the "Payments Due by Period" section of the table.

(5)
Included in Long-term liabilities on our Consolidated Balance Sheet at January 31, 2015, was a $44 million obligation for deferred compensation. As the specific payment dates for the deferred compensation are unknown, the related balances have not been reflected in the "Payments Due by Period" section of the table.

Additionally, we have $1.25 billion in undrawn capacity on our credit facilities at January 31, 2015, which if drawn upon, would be included as short-term debt in our Consolidated Balance Sheets.

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with GAAP. The preparation of our financial statements requires us to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, we review the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

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

Inventory

We value our inventory at the lower of cost or market through the establishment of markdown and inventory loss adjustments. Markdown adjustments reflect the excess of the cost over the amount we expect to realize from the ultimate sale or other disposal of inventory and establish a new cost basis. Subsequent changes in facts or circumstances do not result in the reversal of previously recorded markdowns or an increase in that newly established cost basis. Markdown adjustments involve uncertainty because the calculations require management to make assumptions and to apply judgment regarding inventory aging, forecast consumer demand, the promotional environment and technological obsolescence.

We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our markdowns. However, if estimates regarding consumer demand are inaccurate or changes in technology affect demand for certain products in an unforeseen manner, we may be exposed to losses or gains that could be material. A 10% change in our markdown adjustment at January 31, 2015, would have affected net earnings by approximately $8 million in fiscal 2015.

Inventory loss adjustments reflect anticipated physical inventory losses (e.g., due to theft) that have occurred since the last physical inventory. Inventory loss adjustments involve uncertainty because the calculations require management to make assumptions and to apply judgment regarding a number of factors, including historical results and current inventory loss trends. Our inventory loss estimate is verified by ongoing physical inventory counts. Historically, our annual physical inventory count results have shown our estimates to be reliable.

We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our inventory loss adjustment. However, if our estimates regarding physical inventory losses are inaccurate, we may be exposed to losses or gains that could be material. A 10% change in our physical inventory loss estimate at January 31, 2015, would have affected net earnings by approximately $6 million in fiscal 2015.

Vendor Allowances

We receive allowances from certain vendors through a variety of programs and arrangements. We treat such allowances as an offset to the cost of the product or services provided. Receipt-based funds represent one form of our vendor allowances. Receipt-based funds are generally determined at an agreed percentage of purchases and are initially deferred and recorded as a reduction of merchandise inventories. The deferred amounts are then included as a reduction of cost of goods sold when the related product is sold. We estimate the amount of vendor funding to be deferred and recorded as a reduction of inventory at the end of each period based on detailed analysis of inventory turns and applicable vendor funding rates.

We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our vendor funding deferral. However, if actual results are not consistent with the assumptions and estimates used, we may be exposed to additional adjustments that could materially, either positively or negatively, impact our gross profit rate and inventory. A 10% difference in our vendor funding deferral at January 31, 2015, would have affected net earnings by approximately $20 million in fiscal 2015.

We also receive vendor allowances for attaining certain purchase levels. These vendor allowances are accrued as earned over the incentive period, based on estimates of purchases. Amounts accrued throughout the program year could require adjustment if actual purchase volumes differ from projected purchase volumes, especially in the case of programs that provide for increased funding when graduated purchase volumes are met. We believe that our estimate of vendor allowances earned based on expected volume of purchases over the incentive period is an accurate reflection of the ultimate allowances to be received from our vendors. Since most volume-based programs apply to a calendar year or our fiscal year, the amount of judgment required as of any fiscal year end is minimal.

Long-Lived Assets

Long-lived assets other than goodwill and indefinite-lived intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

When evaluating long-lived assets for potential impairment, we first compare the carrying value of the asset to the asset's estimated future cash flows (undiscounted and without interest charges). If the sum of the estimated future cash flows is less than the carrying value of the asset, we calculate an impairment loss. The impairment loss calculation compares the carrying value of the asset to the asset's estimated fair value, which is typically based on estimated discounted future cash flows. We recognize an impairment loss if the amount of the asset's carrying value exceeds the asset's estimated fair value. If we recognize an impairment loss, the adjusted carrying amount of the asset becomes its new cost basis. For a depreciable long-lived asset, the new cost basis is depreciated over the remaining useful life of that asset.

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

Our impairment loss calculations involve uncertainty because they require management to make assumptions and to apply judgment to estimate future cash flows and asset fair values, including estimating useful lives of the assets and selecting the discount rate that reflects the risk inherent in future cash flows. If actual results are not consistent with our estimates and assumptions used in estimating future cash flows and asset fair values, we may be exposed to losses that could be material. We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate long-lived asset impairment losses.

Goodwill

Goodwill is not amortized but is evaluated for impairment annually in the fiscal fourth quarter or whenever events or changes in circumstances indicate the carrying value may not be recoverable.

We test for goodwill impairment at the reporting unit level, which is one level below the operating segment level. Our detailed impairment testing involves comparing the fair value of each reporting unit to its carrying value, including goodwill. Fair value reflects the price a market participant would be willing to pay in a potential sale of the reporting unit and is based on discounted cash flows or relative market-based approaches. If the fair value exceeds carrying value, then it is concluded that no goodwill impairment has occurred. If the carrying value of the reporting unit exceeds its fair value, a second step is required to measure possible goodwill impairment loss. The second step includes hypothetically valuing the tangible and intangible assets and liabilities of the reporting unit as if the reporting unit had been acquired in a business combination. Then, the implied fair value of the reporting unit's goodwill is compared to the carrying value of that goodwill. If the carrying value of the reporting unit's goodwill exceeds the implied fair value of the goodwill, we recognize an impairment loss in an amount equal to the excess, not to exceed the carrying value.

The carrying value of goodwill at January 31, 2015, was $425 million, which related entirely to our U.S. reporting unit. In fiscal 2015, we determined that the excess of fair value over carrying value was substantial. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to test for impairment losses on goodwill. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to an impairment charge that could be material.

Tax Contingencies

Our income tax returns, like those of most companies, are periodically audited by domestic and foreign tax authorities. These audits include questions regarding our tax filing positions, including the timing and amount of income and deductions and the allocation of income among various tax jurisdictions. At any time, many tax years are subject to audit by various tax authorities. In evaluating the exposures associated with our various tax filing positions, we may record a liability for such exposures. A number of years may elapse before a particular matter, for which we have established a liability, is audited and fully resolved or clarified. We adjust our liability for unrecognized tax benefits and income tax provisions in the period in which an uncertain tax position is effectively settled, the statute of limitations expires for the relevant taxing authority to examine the tax position or when more information becomes available.

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

Returns – We recognize revenue, net of estimated returns, at the time the customer takes possession of merchandise or receives services. We estimate the liability for sales returns with a corresponding reduction to revenue and cost of sales based on historical return data. We believe that our estimate for sales returns is a reasonable reflection of future returns. However, if our estimates are significantly below or above the actual return amounts, our reported revenue and cost of sales could be impacted.

Gift Cards – We sell gift cards to customers in our retail stores, through our websites and through selected third parties. A liability is initially established for the value of the gift card. We recognize revenue from gift cards when: (i) the card is redeemed by the customer, or (ii) the likelihood of the gift card being redeemed by the customer is remote (“gift card breakage”). We determine our gift card breakage rate based on historical redemption patterns, which show that after 24 months, we can determine the portion of the liability for which redemption is remote. Our estimate of the amount and timing of redemptions of gift cards is based primarily on historical data.

Customer Loyalty Programs – We have customer loyalty programs which allow members to earn points for each purchase completed or when using our co-branded credit cards. Points earned enable members to receive a certificate that may be redeemed on future purchases. The value of points earned by our loyalty program members is included in accrued liabilities and recorded as a reduction in revenue at the time the points are earned, based on the value of points that are projected to be redeemed. Our estimate of the amount and timing of redemptions of certificates is based primarily on historical data.

Service Contracts – We also sell service contracts for technical support, maintenance and other programs. Revenue on service contracts is deferred at the time of purchase and recognized either (i) ratably over the term of the contract, or (ii) under a utilization model based on the consumption of services during the contract term compared with the total estimated services to be provided over the entire contract. Our estimate of the services consumed under service contracts is based on historical data.

We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions of our revenue recognition critical accounting estimates. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material.

The following table presents the effect on net earnings from a 10% change in each of the estimates described above, as of January 31, 2015 ($ in millions):

Returns	Gift Cards	Customer Loyalty	Service Contracts
$7	$23	$13	$10

Costs Associated with Vacant Leased Property

From time-to-time we vacate leased stores and other leased properties prior to the expiration of the related lease. For vacated locations with remaining lease commitments, we record a reserve for the difference between the present value of our future lease payments and related costs (e.g., real estate taxes and common area maintenance) less expected future sublease rental income, from the date we cease to use of the property through the end of the lease term.

Our estimate of future cash flows is based on historical experience; our analysis of the specific real estate market, including input from independent real estate firms; and economic conditions. Cash flows are discounted using a risk-free interest rate that coincides with the remaining lease term.

The liability recorded for vacant locations involves uncertainty because management is required to make assumptions and to apply judgment to estimate the duration of future vacancy periods, the amount and timing of future settlement payments and the amount and timing of potential sublease rental income.

We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate our vacant location liability. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material. A 10% change in our vacant space reserve at January 31, 2015, would have affected net earnings by approximately $4 million in fiscal 2015.

Stock-Based Compensation

We have a stock-based compensation plan, which includes non-qualified stock options and nonvested share awards. We determine the fair value of our non-qualified stock option awards using option-pricing models. We determine the fair value of nonvested share awards with market conditions using Monte-Carlo simulation. We determine the fair value of nonvested share awards that vest based upon performance or time conditions at the closing market price of our stock, reduced by the present value of expected dividends during the vesting period where the recipient has no dividend rights. Compensation expense is recognized over the requisite service period for awards expected to vest. Management's key assumptions are developed with input from independent third-party valuation advisors.

Valuation techniques used require management to make assumptions and to apply judgment to determine the fair value of our awards. These assumptions and judgments include estimating the future volatility of our stock price, expected dividend yield, future employee turnover rates and future employee stock option exercise behaviors and correlations between our returns and peer company returns. Changes in these assumptions could materially affect the fair value estimate.

Estimation of awards that will ultimately vest requires judgment of the amounts that will be forfeited due to failure to fulfill service conditions. To the extent actual results or updated estimates differ from our current estimates, such amounts are recorded as a cumulative adjustment in the period estimates are revised. Changes in estimates can materially affect compensation expense within individual periods.

Estimates and assumptions are based upon information currently available, including historical experience and current business and economic conditions. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to changes in stock-based compensation expense that could be material. A 10% change in our stock-based compensation expense for the year ended January 31, 2015, would have affected net earnings by approximately $5 million in fiscal 2015.

Self-Insured Liabilities

We are self-insured for certain losses related to health, workers' compensation and general liability claims, as well as customer warranty programs, although we obtain third-party insurance coverage to limit our exposure to certain of these claims. When estimating our self-insured liabilities, we consider a number of factors, including historical claims experience, demographic factors, severity factors and valuations provided by independent third-party actuaries. Our self-insured liabilities involve uncertainty because management is required to make assumptions and to apply judgment to estimate the ultimate cost to settle reported claims and claims incurred, but not reported at the balance sheet date.

We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate our self-insured liabilities. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material. A 10% change in our self-insured liabilities at January 31, 2015, would have affected net earnings by approximately $7 million in fiscal 2015.

New Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-08, Reporting Discontinued Operations and Disclosures of Components of an Entity. The new guidance amends the definition of a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. The new guidance is effective prospectively beginning in the first quarter of fiscal 2016. We do not expect adoption of the new guidance to have a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, as a new Topic, Accounting Standards Codification (ASC) Topic 606. The new guidance provides a comprehensive framework for the analysis of revenue transactions and will apply to all of our revenue streams. Based on the current effective dates, the new guidance would first apply in the first quarter of fiscal 2018. While we are still in the process of evaluating the effect of adoption on our financial statements, we do not currently expect a material impact on our results of operations, cash flows or financial position.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

In addition to the risks inherent in our operations, we are exposed to certain market risks.

Foreign Currency Exchange Rate Risk

We have market risk arising from changes in foreign currency exchange rates related to our International segment operations. On a limited basis, we utilize foreign exchange forward contracts to manage foreign currency exposure to certain forecast inventory purchases, recognized receivable and payable balances and our investment in our Canadian operations. Our primary objective in holding derivatives is to reduce the volatility of net earnings and cash flows, as well as of the net asset value associated with changes in foreign currency exchange rates. Our foreign currency risk management strategy includes both hedging instruments and derivatives that are not designated as hedging instruments, which generally have terms of up to 12 months. The aggregate notional amount related to our foreign exchange forward contracts outstanding at January 31, 2015, and February 1, 2014, was $409 million and $157 million, respectively. The fair value recorded on our Consolidated Balance Sheets related to our foreign exchange forward contracts outstanding at January 31, 2015, and February 1, 2014, $30 million and $(3) million, respectively. The amount recorded in our Consolidated Statements of Earnings related to all contracts settled and outstanding was a gain of $12 million in fiscal 2015 and a gain of $5 million in fiscal 2014.

The strength of the U.S. dollar compared to the Canadian dollar and Mexican peso since the end of fiscal 2014 had a negative overall impact on our revenue as these currencies translated into fewer U.S. dollars. We estimate that foreign currency exchange rate fluctuations had a net unfavorable impact on our revenue in fiscal 2015 of approximately $308 million and a net unfavorable impact on earnings of $4 million. In fiscal 2014, the impact of foreign currency exchange rate fluctuations had an unfavorable impact on our revenue of approximately $203 million and an unfavorable impact on earnings of $6 million.

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

(2)
Provide reasonable assurance that our transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that our receipts and expenditures are being made only in accordance with authorizations of our management and Board; and

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we assessed the effectiveness of our internal control over financial reporting as of January 31, 2015, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessment, we have concluded that our internal control over financial reporting was effective as of January 31, 2015. During our assessment, we did not identify any material weaknesses in our internal control over financial reporting. Deloitte & Touche LLP, the independent registered public accounting firm that audited our consolidated financial statements for the year ended January 31, 2015, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, has issued an unqualified attestation report on our internal control over financial reporting as of January 31, 2015.

Hubert Joly President and Chief Executive Officer (duly authorized and principal executive officer)	Sharon L. McCollam Chief Administrative Officer and Chief Financial Officer (duly authorized and principal financial officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Best Buy Co., Inc.:
Richfield, Minnesota

We have audited the accompanying consolidated balance sheets of Best Buy Co., Inc. and subsidiaries (the “Company”) as of January 31, 2015 and February 1, 2014 and the related consolidated statements of earnings, comprehensive income, cash flows, and changes in shareholders’ equity for the 12 months ended January 31, 2015, the 12 months ended February 1, 2014 and the 11 months ended February 2, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Best Buy Co., Inc. and subsidiaries as of January 31, 2015 and February 1, 2014, and the results of their operations and their cash flows for the 12 months ended January 31, 2015, the 12 months ended February 1, 2014, and the 11 months ended February 2, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective for fiscal year 2013, the Company changed its fiscal year end from the Saturday nearest the end of February to the Saturday nearest the end of January. As a result of this change, fiscal year 2013 was an 11-month transition period beginning March 4, 2012 through February 2, 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 31, 2015, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Minneapolis, Minnesota
March 31, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Best Buy Co., Inc.:
Richfield, Minnesota

We have audited the internal control over financial reporting of Best Buy Co., Inc. and subsidiaries (the “Company”), as of January 31, 2015, based on criteria established in Internal Control -Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the fiscal year ended January 31, 2015, of the Company and our report dated March 31, 2015, expressed an unqualified opinion on those financial statements and financial statement schedule and includes an explanatory paragraph concerning the Company’s change in fiscal year end from the Saturday nearest the end of February to the Saturday nearest the end of January, effective for fiscal year 2013.

Minneapolis, Minnesota
March 31, 2015

Consolidated Balance Sheets
$ in millions, except per share and share amounts

	January 31, 2015	February 1, 2014
Assets
Current Assets
Cash and cash equivalents	$2,432	$2,678
Short-term investments	1,456	223
Receivables, net	1,280	1,308
Merchandise inventories	5,174	5,376
Other current assets	703	900
Current assets held for sale	684	—
Total current assets	11,729	10,485
Property and Equipment
Land and buildings	611	758
Leasehold improvements	2,201	2,182
Fixtures and equipment	4,729	4,515
Property under capital lease	119	120
	7,660	7,575
Less accumulated depreciation	5,365	4,977
Net property and equipment	2,295	2,598
Goodwill	425	425
Intangibles, Net	57	101
Other Assets	583	404
Non-current assets held for sale	167	—
Total Assets	$15,256	$14,013

Liabilities and Equity
Current Liabilities
Accounts payable	$5,030	$5,122
Unredeemed gift card liabilities	411	406
Deferred revenue	326	399
Accrued compensation and related expenses	372	444
Accrued liabilities	782	873
Accrued income taxes	230	147
Current portion of long-term debt	41	45
Current liabilities held for sale	585	—
Total current liabilities	7,777	7,436
Long-Term Liabilities	881	976
Long-Term Debt	1,580	1,612
Contingencies and Commitments (Note 12)
Long-Term Liabilities held for sale	18	—
Equity
Best Buy Co., Inc. Shareholders' Equity
Preferred stock, $1.00 par value: Authorized — 400,000 shares; Issued and outstanding — none	—	—
Common stock, $0.10 par value: Authorized — 1.0 billion shares; Issued and outstanding — 351,468,000 and 346,751,000 shares, respectively	35	35
Additional paid-in capital	437	300
Retained earnings	4,141	3,159
Accumulated other comprehensive income	382	492
Total Best Buy Co., Inc. shareholders' equity	4,995	3,986
Noncontrolling interests	5	3
Total equity	5,000	3,989
Total Liabilities and Equity	$15,256	$14,013

See Notes to Consolidated Financial Statements.

Consolidated Statements of Earnings
$ in millions, except per share amounts

	12 Months Ended		11 Months Ended
Fiscal Years Ended	January 31, 2015	February 1, 2014	February 2, 2013
Revenue	$40,339	$40,611	$38,252
Cost of goods sold	31,292	31,212	29,228
Restructuring charges — cost of goods sold	—	—	1
Gross profit	9,047	9,399	9,023
Selling, general and administrative expenses	7,592	8,106	7,905
Restructuring charges	5	149	414
Goodwill impairments	—	—	614
Operating income	1,450	1,144	90
Other income (expense)
Gain on sale of investments	13	20	—
Investment income and other	14	19	13
Interest expense	(90)	(100)	(99)
Earnings from continuing operations before income tax expense	1,387	1,083	4
Income tax expense	141	388	263
Net earnings (loss) from continuing operations	1,246	695	(259)
Loss from discontinued operations (Note 2), net of tax benefit of $0, $31 and $30	(11)	(172)	(161)
Net earnings (loss) including noncontrolling interests	1,235	523	(420)
Net (earnings) loss from discontinued operations attributable to noncontrolling interests	(2)	9	(21)
Net earnings (loss) attributable to Best Buy Co., Inc. shareholders	$1,233	$532	$(441)

Basic earnings (loss) per share attributable to Best Buy Co., Inc. shareholders
Continuing operations	$3.57	$2.03	$(0.76)
Discontinued operations	(0.04)	(0.47)	(0.54)
Basic earnings (loss) per share	$3.53	$1.56	$(1.30)

Diluted earnings (loss) per share attributable to Best Buy Co., Inc. shareholders
Continuing operations	$3.53	$2.00	$(0.76)
Discontinued operations	(0.04)	(0.47)	(0.54)
Diluted earnings (loss) per share	$3.49	$1.53	$(1.30)

Weighted-average common shares outstanding (in millions)
Basic	349.5	342.1	338.6
Diluted	353.6	347.6	338.6

See Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
$ in millions

	12 Months Ended	12 Months Ended	11 Months Ended
Fiscal Years Ended	January 31, 2015	February 1, 2014	February 2, 2013
Net earnings (loss) including noncontrolling interests	$1,235	$523	$(420)
Foreign currency translation adjustments	(103)	(147)	15
Unrealized gain (loss) on available-for-sale investments	(3)	6	2
Reclassification of foreign currency translations adjustments into earnings due to sale of business	—	654	—
Reclassification of (gains) losses on available-for-sale investments into earnings	(4)	2	—
Comprehensive income (loss) including noncontrolling interests	1,125	1,038	(403)
Comprehensive income attributable to noncontrolling interests	(2)	(126)	(27)
Comprehensive income (loss) attributable to Best Buy Co., Inc. shareholders	$1,123	$912	$(430)

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
$ in millions

	12 Months Ended		11 Months Ended
Fiscal Years Ended	January 31, 2015	February 1, 2014	February 2, 2013
Operating Activities
Net earnings (loss) including noncontrolling interests	$1,235	$523	$(420)
Adjustments to reconcile net earnings (loss) to total cash provided by operating activities:
Depreciation	656	701	794
Amortization of definite-lived intangible assets	—	15	38
Restructuring charges	23	259	449
Goodwill impairments	—	—	822
(Gain) Loss on sale of business	(1)	143	—
Stock-based compensation	87	90	107
Deferred income taxes	(297)	(28)	(19)
Other, net	8	62	41
Changes in operating assets and liabilities:
Receivables	(19)	7	(551)
Merchandise inventories	(141)	597	(912)
Other assets	29	(70)	(65)
Accounts payable	434	(986)	1,735
Other liabilities	(164)	(273)	(339)
Income taxes	85	54	(226)
Total cash provided by operating activities	1,935	1,094	1,454
Investing Activities
Additions to property and equipment, net of $14, $13 and $29 non-cash capital expenditures	(561)	(547)	(705)
Purchases of investments	(2,804)	(230)	(13)
Sales of investments	1,580	50	69
Acquisition of businesses, net of cash acquired	—	—	(31)
Proceeds from sale of business, net of cash transferred	39	206	25
Change in restricted assets	29	5	101
Other, net	5	(1)	16
Total cash used in investing activities	(1,712)	(517)	(538)
Financing Activities
Repurchase of common stock	—	—	(122)
Issuance of common stock	50	171	25
Dividends paid	(251)	(233)	(224)
Repayments of debt	(24)	(2,033)	(1,614)
Proceeds from issuance of debt	—	2,414	1,741
Other, net	2	—	(17)
Total cash provided by (used in) financing activities	(223)	319	(211)
Effect of Exchange Rate Changes on Cash	(52)	(44)	(4)
Increase (Decrease) in Cash and Cash Equivalents	(52)	852	701
Adjustment for Fiscal Year-end Change (Note 1)	—	—	(74)
Increase (Decrease) in Cash and Cash Equivalents After Adjustment	(52)	852	627
Cash and Cash Equivalents at Beginning of Year	2,678	1,826	1,199
Cash and Cash Equivalents at End of Year	$2,626	$2,678	$1,826
Less Cash and Cash Equivalents Held for Sale	(194)	—	—
Cash and Cash Equivalents at End of Period, Excluding Held for Sale	$2,432	$2,678	$1,826
Supplemental Disclosure of Cash Flow Information
Income taxes paid	$355	$332	$478
Interest paid	81	82	106
See Notes to Consolidated Financial Statements.

Consolidated Statements of Changes in Shareholders' Equity
$ and shares in millions

	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Best Buy Co., Inc. Shareholders' Equity	Non controlling Interests	Total Equity
Balances at March 3, 2012	341	34	—	3,621	90	3,745	621	4,366
Adjustment for fiscal year-end change (Note 2)	—	—	—	(14)	11	(3)	9	6
Net earnings (loss)	—	—	—	(441)	—	(441)	21	(420)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	—	—	—	—	9	9	6	15
Unrealized gains on available-for-sale investments	—	—	—	—	2	2	—	2
Dividend distribution	—	—	—	—	—	—	(3)	(3)
Stock options exercised	2	—	1	—	—	1	—	1
Tax loss from stock options canceled or exercised, restricted stock vesting and employee stock purchase plan	—	—	(44)	—	—	(44)	—	(44)
Issuance of common stock under employee stock purchase plan	1	—	24	—	—	24	—	24
Stock-based compensation	—	—	112	—	—	112	—	112
Common stock dividends, $0.66 per share	—	—	—	(222)	—	(222)	—	(222)
Repurchase of common stock	(6)	—	(39)	(83)	—	(122)	—	(122)
Balances at February 2, 2013	338	34	54	2,861	112	3,061	654	3,715
Net earnings (loss)	—	—	—	532	—	532	(9)	523
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	—	—	(136)	(136)	(11)	(147)
Unrealized gains (losses) on available-for-sale investments	—	—	—	—	7	7	(1)	6
Reclassification of foreign currency translation adjustments into earnings	—	—	—	—	508	508	146	654
Reclassification of losses on available-for-sale investments into earnings	—	—	—	—	1	1	1	2
Sale of noncontrolling interest	—	—	—	—	—	—	(776)	(776)
Dividend distribution	—	—	—	—	—	—	(1)	(1)
Tax loss from stock options canceled or exercised, restricted stock vesting and employee stock purchase plan	—	—	(22)	—	—	(22)	—	(22)
Issuance of common stock under employee stock purchase plan	1	—	13	—	—	13	—	13
Stock-based compensation	—	—	97	—	—	97	—	97
Restricted stock vested and stock options exercised	8	1	158	—	—	159	—	159
Common stock dividends, $0.68 per share	—	—	—	(234)	—	(234)	—	(234)
Balances at February 1, 2014	347	$35	$300	$3,159	$492	$3,986	$3	$3,989
Net earnings	—	—	—	1,233	—	1,233	2	1,235
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	—	—	(103)	(103)	—	(103)
Unrealized losses on available-for-sale investments	—	—	—	—	(3)	(3)	—	(3)
Reclassification of gains on available-for-sale investments into earnings	—	—	—	—	(4)	(4)	—	(4)
Issuance of common stock under employee stock purchase plan	—	—	8	—	—	8	—	8
Stock-based compensation	—	—	87	—	—	87	—	87
Restricted stock vested and stock options exercised	5	—	42	—	—	42	—	42
Common stock dividends, $0.72 per share	—	—	—	(251)	—	(251)	—	(251)
Balances at January 31, 2015	352	$35	$437	$4,141	$382	$4,995	$5	$5,000
See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

1.   Summary of Significant Accounting Policies

Unless the context otherwise requires, the use of the terms "Best Buy," "we," "us" and "our" in these Notes to Consolidated Financial Statements refers to Best Buy Co., Inc. and, as applicable, its consolidated subsidiaries.

Discontinued Operations

On June 26, 2013, we sold our 50% ownership interest in Best Buy Europe Distributions Limited (“Best Buy Europe”). On February 1, 2014, we sold mindSHIFT Technologies, Inc. ("mindSHIFT"). On December 3, 2014, we entered into a definitive agreement to sell Jiangsu Five Star Appliance Co., Limited ("Five Star"). As a result of this agreement, Five Star was classified as held for sale as of January 31, 2015. The results of Best Buy Europe, mindSHIFT and Five Star are presented as discontinued operations for all periods. See Note 2, Discontinued Operations, for further information.

Description of Business

We are a leading provider of technology products, services and solutions. We offer expert service at unbeatable price more than 1.5 billion times a year to the consumers, small business owners and educators who visit our stores, engage with Geek Squad agents or use our websites or mobile applications. We have retail and online operations in the U.S., Canada and Mexico. We have two operating segments: Domestic and International. The Domestic segment is comprised of store, online and call center operations in all states, districts and territories of the U.S., operating under the brand names Best Buy, Best Buy Mobile, Geek Squad, Magnolia Audio Video and Pacific Sales. The International segment is comprised of: (i) all Canada store, online and call center operations, operating under the brand names Best Buy, Best Buy Mobile, Future Shop and Geek Squad and (ii) all Mexico store operations operating under the brand names Best Buy, Best Buy Express and Geek Squad.

In addition to our retail store operations, we also operate websites including bestbuy.com, bestbuy.ca, futureshop.ca and bestbuy.com.mx.

Fiscal Year

On November 2, 2011, our Board of Directors approved a change in our fiscal year-end from the Saturday nearest the end of February to the Saturday nearest the end of January, effective beginning with our fiscal year 2013. As a result of this change, our fiscal year 2013 was an 11-month transition period beginning March 4, 2012, through February 2, 2013. Concurrent with the change, we began consolidating the results of our Europe, China and Mexico operations on a one-month lag, compared to a two-month lag in prior years, to continue aligning the fiscal reporting periods of our international operations with statutory filing requirements. In these consolidated statements, including the notes thereto, financial results for fiscal 2013 are for an 11-month period. Corresponding results for fiscal 2015 and fiscal 2014 are both for 12-month periods.

As a result of the 11-month transition period for fiscal 2013, the month of January 2012 was not captured in our consolidated fiscal 2013 (11-month) results for those entities reported on a one-month lag. As a result, the Consolidated Statements of Cash Flows includes a net reconciling adjustment for the cash flows as a result of the exclusion of January 2012 in fiscal 2013 (11-month). The total adjustment was $74 million, primarily due to $50 million of cash used in financing activities and $18 million of cash used in investing activities.

Basis of Presentation

The consolidated financial statements include the accounts of Best Buy Co., Inc. and its consolidated subsidiaries. All intercompany balances and transactions are eliminated upon consolidation.

In order to align our fiscal reporting periods and comply with statutory filing requirements, we consolidate the financial results of our Mexico operations, as well as our discontinued Europe and China operations, on a one-month lag. Our policy is to accelerate recording the effect of events occurring in the lag period that significantly affect our consolidated financial statements. No significant intervening event occurred in these operations that would have materially affected our financial condition, results of operations, liquidity or other factors had it been recorded during fiscal 2015, 2014 or 2013 (11-month).

In preparing the accompanying consolidated financial statements, we evaluated the period from February 1, 2015, through the date the financial statements were issued for material subsequent events requiring recognition or disclosure. Other than as described in Note 12, Contingencies and Commitments, and Note 13, Subsequent Event, no such events were identified for this period.

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

Cash and Cash Equivalents

Cash primarily consists of cash on hand and bank deposits. Cash equivalents consist of money market funds, treasury bills, commercial paper, corporate bonds and deposits with an original maturity of 3 months or less when purchased. The amounts of cash equivalents at January 31, 2015, and February 1, 2014, were $1,660 million and $1,705 million, respectively, and the weighted-average interest rates were 0.4% and 0.5%, respectively.

Outstanding checks in excess of funds on deposit (book overdrafts) totaled $0 million and $62 million at January 31, 2015, and February 1, 2014, respectively, and are reflected within accounts payable in our Consolidated Balance Sheets.

Receivables

Receivables consist principally of amounts due from mobile phone network operators for commissions earned; banks for customer credit card, debit card and electronic benefits transfer (EBT) transactions; and vendors for various vendor funding programs.

We establish allowances for uncollectible receivables based on historical collection trends and write-off history. Our allowances for uncollectible receivables were $59 million and $104 million at January 31, 2015, and February 1, 2014, respectively.

Merchandise Inventories

Merchandise inventories are recorded at the lower of cost, using the average cost, or market. In-bound freight-related costs from our vendors are included as part of the net cost of merchandise inventories. Also included in the cost of inventory are certain vendor allowances that are not a reimbursement of specific, incremental and identifiable costs to promote a vendor's products. Other costs associated with acquiring, storing and transporting merchandise inventories to our retail stores are expensed as incurred and included in cost of goods sold.

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

Restricted Assets

Restricted cash totaled $292 million at January 31, 2015, of which $184 million is related to continuing operations and included in other current assets and $108 million is included in current assets held for sale in our Consolidated Balance Sheet. Restricted cash totaled $310 million at February 1, 2014 and is included in other current assets or other assets in our Consolidated Balance Sheet. Such balances are pledged as collateral or restricted to use for vendor payables, general liability insurance and workers' compensation insurance.

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

Property under capital lease is comprised of buildings and equipment used in our operations. The related depreciation for capital lease assets is included in depreciation expense. The carrying value of property under capital lease was $44 million and $58 million at January 31, 2015, and February 1, 2014, respectively, net of accumulated depreciation of $75 million and $62 million, respectively.

Estimated useful lives by major asset category are as follows:

Asset	Life (in years)
Buildings	35
Leasehold improvements	3-25
Fixtures and equipment	3-20
Property under capital lease	2-20

Impairment of Long-Lived Assets and Costs Associated With Exit Activities

Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Factors considered important that could result in an impairment review include, but are not limited to, significant under-performance relative to historical or planned operating results, significant changes in the manner of use or expected life of the assets, or significant changes in our business strategies. An impairment loss is recognized when the estimated undiscounted cash flows expected to result from the use of the asset plus net proceeds expected from the disposition of the asset (if any) are less than the carrying value of the asset. When an impairment loss is recognized, the carrying amount of the asset is reduced to its estimated fair value based on quoted market prices or other valuation techniques (e.g., discounted cash flow analysis).

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

The present value of costs associated with vacated properties, primarily future lease costs (net of expected sublease income), are charged to earnings when we cease using the property. We accelerate depreciation on property and equipment we expect to retire when a decision is made to abandon a property.

At January 31, 2015, and February 1, 2014, the obligation associated with vacant properties included in accrued liabilities in our Consolidated Balance Sheets was $26 million and $33 million, respectively, and the obligation associated with vacant properties included in long-term liabilities in our Consolidated Balance Sheets was $43 million and $86 million, respectively. The obligation associated with vacant properties at January 31, 2015, and February 1, 2014, included amounts associated with our restructuring activities as further described in Note 4, Restructuring Charges.

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

At January 31, 2015, and February 1, 2014, deferred rent included in accrued liabilities in our Consolidated Balance Sheets was $31 million and $36 million, respectively, and deferred rent included in long-term liabilities in our Consolidated Balance Sheets was $195 million and $232 million, respectively.

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

Goodwill and Intangible Assets

Goodwill

Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. We test goodwill for impairment annually, as of the first day of the fiscal fourth quarter, or when indications of potential impairment exist. We monitor the existence of potential impairment indicators throughout the fiscal year. We test for goodwill impairment at the reporting unit level and our reporting units are the components of operating segments which constitute businesses for which discrete financial information is available and is regularly reviewed by segment management. No components were aggregated in arriving at our reporting units. Our only reporting unit with a goodwill balance at the beginning of fiscal 2015 was Best Buy Domestic.

Our detailed impairment testing involves comparing the fair value of each reporting unit to its carrying value, including goodwill. Fair value reflects the price a market participant would be willing to pay in a potential sale of the reporting unit and is based on discounted cash flows or relative market-based approaches. If the fair value exceeds carrying value, then it is concluded that no goodwill impairment has occurred. If the carrying value of the reporting unit exceeds its fair value, a second step is required to measure possible goodwill impairment loss. The second step includes hypothetically valuing the tangible and intangible assets and liabilities of the reporting unit as if the reporting unit had been acquired in a business combination. Then, the implied fair value of the reporting unit's goodwill is compared to the carrying value of that goodwill. If the carrying value of the reporting unit's goodwill exceeds the implied fair value of the goodwill, we recognize an impairment loss in an amount equal to the excess, not to exceed the carrying value. In fiscal 2015, we determined that the fair value of the Best Buy Domestic reporting unit exceeded its carrying value, and as a result, no goodwill impairment was recorded in fiscal 2015.

In fiscal 2013 (11-month), initial goodwill impairment assessments as of November 4, 2012, based on forecasts in place at that time, indicated that fair value exceeded carrying value for each reporting unit. However, operating performance in our Best Buy Canada and Five Star reporting units fell significantly below expectations in the later part of the fiscal fourth quarter. Therefore, we updated our forecasts for Best Buy Canada and Five Star and tested for goodwill impairment as of the end of fiscal 2013 (11-month). The updated forecasts, which were used as the basis for our discounted cash flow ("DCF") valuations for goodwill testing purposes, reflected significantly lower cash flows than previously forecast. Our analysis for step one of detailed impairment testing indicated that carrying values exceeded fair values for both Best Buy Canada and Five Star. Step two entailed allocating the fair values determined from step one to the fair value of all recognized and appropriately unrecognized assets and liabilities to determine the implied fair value of goodwill. In both cases, this analysis led to the conclusion that the goodwill had no value, and therefore we recorded full impairment of the goodwill associated with Best Buy Canada ($611 million) and Five Star ($208 million). The Canada goodwill impairment is included in continuing operations in our International segment, and the Five Star goodwill impairment is included in discontinued operations.

Tradenames and Customer Relationships

We include our tradenames and customer relationships within intangibles, net in our Consolidated Balance Sheets. We have an indefinite-lived tradename related to Pacific Sales included within our Domestic segment. We also have an indefinite-lived tradename related to Future Shop included within our International segment.

Our valuation of identifiable intangible assets acquired is based on information and assumptions available to us at the time of acquisition, using income and market approaches to determine fair value. We do not amortize our indefinite-lived tradenames, but test for impairment annually, or when indications of potential impairment exist. We utilize the relief from royalty method to determine the fair value of each of our indefinite-lived tradenames. If the carrying value exceeds the fair value, we recognize an impairment loss in an amount equal to the excess. No material impairments were identified during fiscal 2015.

The changes in the carrying amount of goodwill and indefinite-lived tradenames by segment were as follows in fiscal 2015, 2014 and 2013 (11-month) ($ in millions):

	Goodwill			Indefinite-Lived Tradenames
	Domestic	International	Total	Domestic	International	Total
Balances at March 3, 2012	$516	$819	$1,335	$19	$111	$130
Acquisitions(1)	15	—	15	—	—	—
Impairments	(3)	(819)	(822)	—	—	—
Changes in foreign currency exchange rates	—	—	—	—	1	1
Balances at February 2, 2013	528	—	528	19	112	131
Sale of business(2)	(103)	—	(103)	—	(22)	(22)
Impairments	—	—	—	—	(4)	(4)
Changes in foreign currency exchange rates	—	—	—	—	(4)	(4)
Balances at February 1, 2014	425	—	425	19	82	101
Impairments	—	—	—	(1)	—	(1)
Sale of business(3)	—	—	—	—	(37)	(37)
Changes in foreign currency exchange rates	—	—	—	—	(6)	(6)
Balances at January 31, 2015	$425	$—	$425	$18	$39	$57

(1)	Represents goodwill acquired, primarily as a result of an acquisition made by mindSHIFT in fiscal 2013 (11-month).

(2)	Represents goodwill written-off as a result of the sale of mindSHIFT in fiscal 2014 and indefinite-lived tradenames written off as a result of the sale of Best Buy Europe in fiscal 2014.

(3)	Represents the Five Star indefinite-lived tradenames classified as held for sale at January 31, 2015.

The following table provides the gross carrying amount of goodwill and cumulative goodwill impairment losses ($ in millions):

	January 31, 2015		February 1, 2014
	Gross Carrying Amount(1)	Cumulative Impairment(1)	Gross Carrying Amount	Cumulative Impairment
Goodwill	$1,100	$(675)	$1,308	$(883)

(1)	Excludes the gross carrying amount and cumulative impairment related to Five Star, which was held for sale at the end of fiscal 2015. The sale of Five Star was completed on February 13, 2015.

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

	January 31, 2015	February 1, 2014
Accrued liabilities	$78	$88
Long-term liabilities	53	52
Total	$131	$140

Income Taxes

We account for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carry-forwards. We record a valuation allowance to reduce the carrying amounts of deferred tax assets if it is more likely than not that such assets will not be realized.

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

Accrued Liabilities

The major components of accrued liabilities at January 31, 2015, and February 1, 2014, were state and local tax liabilities, rent-related liabilities including accrued real estate taxes, loyalty program liabilities and self-insurance reserves.

Long-Term Liabilities

The major components of long-term liabilities at January 31, 2015, and February 1, 2014, were unrecognized tax benefits, rent-related liabilities, deferred compensation plan liabilities, self-insurance reserves and deferred revenue.

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

We recognize revenue when the sales price is fixed or determinable, collection is reasonably assured and the customer takes possession of the merchandise, or in the case of services, the service has been provided. Revenue is recognized for store sales when the customer receives and pays for the merchandise. For online sales, we defer revenue and the related product costs for shipments that are in-transit to the customer and recognize revenue at the time the customer receives the product. Online customers typically receive goods within a few days of shipment. Revenue from merchandise sales and services is reported net of sales returns, including an estimate of future returns based on historical return rates, with a corresponding reduction to cost of sales. Our sales returns reserve was $25 million and $13 million at January 31, 2015, and February 1, 2014, respectively.

We sell service contracts and extended warranties that typically have terms ranging from 3 months to 4 years. We also receive commissions for customer subscriptions with various third parties, including mobile phone network operators. In instances where we are deemed to be the obligor on the service contract or subscription, the service and commission revenue is deferred and recognized ratably over the term of the service contract or subscription period. In instances where we are not deemed to be the obligor on the service contract or subscription, commissions are recognized in revenue when such commissions have been earned, primarily driven by commencement of service to the customer. Service and commission revenues earned from the sale of extended warranties represented 2.1%, 2.2% and 2.5% of revenue in fiscal 2015, 2014 and 2013 (11-month), respectively.

For revenue transactions that involve multiple deliverables, we defer the revenue associated with any undelivered elements. The amount of revenue deferred in connection with the undelivered elements is determined using the relative fair value of each element, which is generally based on each element's relative retail price.

At January 31, 2015, and February 1, 2014, short-term deferred revenue was $376 million, of which $50 million is included in current liabilities held for sale, and $399 million, respectively. At January 31, 2015, and February 1, 2014, deferred revenue included within long-term liabilities in our Consolidated Balance Sheets was $49 million and $50 million, respectively.

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

Gift card breakage income was as follows in fiscal 2015, 2014 and 2013 (11-month) ($ in millions):

	12-Month	12-Month	11-Month
	2015	2014	2013
Gift card breakage income	$19	$53	$46

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

We also have agreements for promotional financing and credit cards with banks for our businesses in Canada and Mexico, and we account for these programs in a manner consistent with the U.S. agreement.

In addition, we also accept Visa®, MasterCard®, Discover®, JCB® and American Express® credit cards, as well as debit cards from all major international networks.

Sales Incentives

We frequently offer sales incentives that entitle our customers to receive a reduction in the price of a product or service. Sales incentives include discounts, coupons and other offers that entitle a customer to receive a reduction in the price of a product or service either at the point of sale or by submitting a claim for a refund or rebate. For sales incentives issued to a customer in conjunction with a sale of merchandise or services for which we are the obligor, the reduction in revenue is recognized at the time of sale, based on the expected retail value of the incentive expected to be redeemed.

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

Advertising Costs

Advertising costs, which are included in SG&A, are expensed the first time the advertisement runs. Advertising costs consist primarily of digital, print and television advertisements, as well as promotional events. Advertising expenses were $711 million, $757 million and $703 million in fiscal 2015, 2014 and 2013 (11-month), respectively.

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

2.  Discontinued Operations

Discontinued operations comprise the following:

Domestic Segment

mindSHIFT – During the fourth quarter of fiscal 2014, we completed the sale of mindSHIFT to Ricoh Americas Corporation, at which time we recorded an $18 million pre-tax loss.

International Segment

Five Star – During the fourth quarter of fiscal 2015, we entered into a definitive agreement to sell our Five Star business to Yingtan City Xiangyuan Investment Limited Partnership and Zhejiang Jiayuan Real Estate Group Co. The assets and liabilities of our Five Star business are classified as held for sale in the Consolidated Balance Sheets and the results of Five Star are presented as discontinued operations in the Consolidated Statements of Earnings.

The composition of assets and liabilities held for sale as of January 31, 2015, was as follows ($ in millions):

January 31, 2015
Cash and cash equivalents	$194
Merchandise inventories	264
Other current assets	226
Net property and equipment	130
Other assets	37
Total assets	$851

Accounts payable	$452
Other current liabilities	133
Long-term liabilities	18
Total liabilities	$603

Best Buy Europe – During the second quarter of fiscal 2014, we completed the sale of our 50% ownership interest in Best Buy Europe to CPW in return for the following consideration upon closing: net cash of £341 million ($526 million); £80 million ($123 million) of ordinary shares of CPW; £25 million ($39 million), plus 2.5% interest, to be paid by CPW on June 26, 2014; and £25 million ($39 million), plus 2.5% interest, to be paid by CPW on June 26, 2015. We subsequently sold the ordinary shares of CPW for $123 million on July 3, 2013, and we received the first such deferred cash payment on June 26, 2014.

In conjunction with our agreement to sell our 50% ownership interest in Best Buy Europe, we entered into a deal-contingent foreign currency forward contract to hedge £455 million of the total £471 million of net proceeds. The contract was settled in cash following the completion of the sale on June 26, 2013, and we recognized a $2 million loss in gain (loss) from discontinued operations on our Consolidated Statements of Earnings in fiscal 2014.

The aggregate financial results of all discontinued operations for fiscal 2015, 2014 and 2013 (11-month) were as follows ($ in millions):

	12-Month		11-Month
	2015	2014	2013
Revenue	$1,564	$4,615	$6,834
Restructuring charges(1)	18	110	34
Loss from discontinued operations before income tax benefit(2)	(12)	(235)	(187)
Income tax benefit(3)	—	31	30
Gain on sale of discontinued operations(4)	1	32	—
Equity in loss of affiliates	—	—	(4)
Net loss from discontinued operations including noncontrolling interests	(11)	(172)	(161)
Net (earnings) loss from discontinued operations attributable to noncontrolling interests	(2)	9	(21)
Net loss from discontinued operations attributable to Best Buy Co., Inc. shareholders	$(13)	$(163)	$(182)

(1)	See Note 4, Restructuring Charges, for further discussion of the restructuring charges associated with discontinued operations.

(2)
Includes the $175 million impairment to write down the book value of our investment in Best Buy Europe to fair value in fiscal 2014 and the $208 million goodwill impairment related to our Five Star reporting unit in fiscal 2013 (11-month).

(3)
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

(4)
Gain in fiscal 2014 is primarily comprised of the following: $28 million gain (with no tax impact) from sale of Best Buy Europe fixed-line business in Switzerland in the first quarter; $24 million gain (with no tax impact) from the sale of Best Buy Europe in the second quarter; and loss of $18 million from sale of mindSHIFT in the fourth quarter.

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The fair value hierarchy requires the use of observable market data when available. In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following tables set forth by level within the fair value hierarchy, our financial assets and liabilities that were accounted for at fair value on a recurring basis at January 31, 2015, and February 1, 2014, according to the valuation techniques we used to determine their fair values ($ in millions).

		Fair Value Measurements Using Inputs Considered as
	Fair Value at January 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents
Money market funds	$265	$265	$—	$—
Corporate bonds	13	—	13	—
Commercial paper	165	—	165	—
Short-term investments
Corporate bonds	276	—	276	—
Commercial paper	306	—	306	—
Other current assets
Foreign currency derivative instruments	30	—	30	—
Other assets
Interest rate swap derivative instruments	1	—	1	—
Auction rate securities	2	—	—	2
Marketable securities that fund deferred compensation	97	97	—	—
Assets held for sale
Cash and cash equivalents
Money market funds	16	16	—	—

		Fair Value Measurements Using Inputs Considered as
	Fair Value at February 1, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents
Money market funds	$53	$53	$—	$—
Commercial paper	80	—	80	—
Treasury bills	263	263	—	—
Short-term investments
Commercial paper	100	—	100	—
Other current assets
Foreign currency derivative instruments	2	—	2	—
Other assets
Auction rate securities	9	—	—	9
Marketable securities that fund deferred compensation	96	96	—	—
Liabilities
Accrued liabilities
Foreign currency derivative instruments	5	—	5	—

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Money Market Funds. Our money market fund investments were measured at fair value as they trade in an active market using quoted market prices and, therefore, are classified as Level 1.

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

Treasury Bills. Our Treasury bills were classified as Level 1 as they traded with sufficient frequency and volume to enable us to obtain pricing information on an ongoing basis.

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

Interest Rate Swap Derivative Instruments. Our interest rate swap contracts were measured at fair value using readily observable inputs, such as the LIBOR interest rate. Our interest rate swap derivative instruments were classified as Level 2 as these instruments are custom, over-the-counter contracts with various bank counterparties that are not traded in an active market.

Auction Rate Securities. Our investments in auction rate securities ("ARS") were classified as Level 3 as quoted prices were unavailable. Due to limited market information, we utilized a DCF model to derive an estimate of fair value. The assumptions we used in preparing the DCF model include estimates with respect to the amount and timing of future interest and principal payments, forward projections of the interest rate benchmarks, the probability of full repayment of the principal considering the credit quality and guarantees in place, and the rate of return required by investors to own such securities given the current liquidity risk associated with ARS.

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

The following table summarizes the fair value remeasurements for non-restructuring property and equipment impairments and restructuring activities recorded for fiscal 2015 and fiscal 2014 ($ in millions):

	2015		2014
	Impairments	Remaining Net Carrying Value(1)	Impairments	Remaining Net Carrying Value (1)
Continuing operations
Property and equipment (non-restructuring)	$42	$19	$101	$10
Restructuring activities(2)
Property and equipment	1	—	8	—
Investments	—	—	16	21
Total	$43	$19	$125	$31
Discontinued operations(3)
Property and equipment(4)	$1	$—	$221	$—
Tradename	—	—	4	—
Total	$1	$—	$225	$—

(1)	Remaining net carrying value approximates fair value.

(2)	See Note 4, Restructuring Charges, for additional information.

(3)	Property and equipment and tradename impairments associated with discontinued operations are recorded within loss from discontinued operations in our Consolidated Statements of Earnings.

(4)
Includes the $175 million impairment to write down the book value of our investment in Best Buy Europe to fair value. Upon completion of the sale of Best Buy Europe as described in Note 2, Discontinued Operations, the remaining net carrying values of all assets have been reduced to zero.

All of the fair value remeasurements included in the table above were based on significant unobservable inputs (Level 3). Refer to Note 1, Summary of Significant Accounting Policies, for further information associated with the goodwill impairments. Fixed asset fair values were derived using a DCF model to estimate the present value of net cash flows that the asset or asset group is expected to generate. The key inputs to the DCF model generally included our forecasts of net cash generated from revenue, expenses and other significant cash outflows, such as capital expenditures, as well as an appropriate discount rate. For the tradename, fair value was derived using the relief from royalty method, as described in Note 1, Summary of Significant Accounting Policies. In the case of assets for which the impairment was the result of restructuring activities, no future cash flows have been assumed as the assets will cease to be used and expected sale values are nominal.

Fair Value of Financial Instruments

Our financial instruments, other than those presented in the disclosures above, include cash, receivables, short-term investments, other investments, accounts payable, other payables and long-term debt. The fair values of cash, receivables, short-term investments, accounts payable and other payables approximated carrying values because of the short-term nature of these instruments. If these instruments were measured at fair value in the financial statements, they would be classified as Level 1 in the fair value hierarchy. Short-term investments other than those disclosed in the tables above represent time deposits. Fair values for other investments held at cost are not readily available, but we estimate that the carrying values for these investments approximate fair value. See Note 5, Debt, for information about the fair value of our long-term debt.

4.   Restructuring Charges

Summary

Restructuring charges incurred in fiscal 2015, 2014 and 2013 (11-month) were as follows ($ in millions):

	12-Month	12-Month	11-Month
	2015	2014	2013
Continuing operations
Renew Blue	$11	$155	$171
Other restructuring activities	(6)	(6)	244
Total	5	149	415
Discontinued operations
Renew Blue	18	10	—
Other restructuring activities	—	100	34
Total (Note 2)	18	110	34
Total	$23	$259	$449

Renew Blue Plan

In the fourth quarter of fiscal 2013 (11-month), we began implementing initiatives intended to reduce costs and improve operating performance. These initiatives included focusing on core business activities, reducing headcount, updating our store operating model and optimizing our real estate portfolio. These cost reduction initiatives represented one of the key Renew Blue priorities for fiscal 2014 and 2015 and cost reductions will continue to be a priority in fiscal 2016. We incurred $29 million of charges related to Renew Blue initiatives during fiscal 2015. Of the total charges, $10 million related to our Domestic segment, which consisted of employee termination benefits. The remaining $19 million of charges related to our International segment and consisted of employee termination benefits, property and equipment impairments and facility closure and other costs. We expect to continue to implement cost reduction initiatives throughout fiscal 2016, as we further analyze our operations and strategies.

We incurred $165 million of charges related to Renew Blue initiatives during fiscal 2014. Of the total charges, $129 million related to our Domestic segment, which consisted primarily of employee termination benefits, investment impairments, and property and equipment impairments. The remaining $36 million of charges related to our International segment and consisted of employee termination benefits, facility closure and other costs, and property and equipment impairments.

For continuing operations, the inventory write-downs related to our Renew Blue restructuring activities are presented in restructuring charges – cost of goods sold in our Consolidated Statements of Earnings and the remainder of the restructuring charges are presented in restructuring charges in our Consolidated Statements of Earnings. The restructuring charges from discontinued operations related to this plan are presented in loss from discontinued operations, net of tax.

The composition of the restructuring charges we incurred for this program in fiscal 2015, 2014 and 2013 (11-month), as well as the cumulative amount incurred through the end of fiscal 2015, was as follows ($ in millions):

	Domestic				International				Total
	12-Month 2015	12-Month 2014	11-Month 2013	Cumulative Amount	12-Month 2015	12-Month 2014	11-Month 2013	Cumulative Amount	12-Month 2015	12-Month 2014	11-Month 2013	Cumulative Amount
Continuing operations
Inventory write-downs	$—	$—	$1	$1	$—	$—	$—	$—	$—	$—	$1	$1
Property and equipment impairments	—	7	7	14	1	1	23	25	1	8	30	39
Termination benefits	9	106	46	161	5	24	9	38	14	130	55	199
Investment impairments	—	16	27	43	—	—	—	—	—	16	27	43
Facility closure and other costs	1	—	3	4	(5)	1	55	51	(4)	1	58	55
Total continuing operations	10	129	84	223	1	26	87	114	11	155	171	337
Discontinued Operations
Inventory write-downs	—	—	—	—	—	—	—	—	—	—	—	—
Property and equipment impairments	—	—	—	—	—	1	—	1	—	1	—	1
Termination benefits	—	—	—	—	12	4	—	16	12	4	—	16
Facility closure and other costs	—	—	—	—	6	5	—	11	6	5	—	11
Total discontinued operations	—	—	—	—	18	10	—	28	18	10	—	28
Total	$10	$129	$84	$223	$19	$36	$87	$142	$29	$165	$171	$365

The following table summarizes our restructuring accrual activity during fiscal 2015 and 2014 related to termination benefits and facility closure and other costs associated with this program ($ in millions):

	Termination Benefits	Facility Closure and Other Costs	Total
Balance at February 2, 2013	$54	$54	$108
Charges	133	16	149
Cash payments	(68)	(23)	(91)
Adjustments(1)	(8)	4	(4)
Balance at February 1, 2014	111	51	162
Charges	47	16	63
Cash payments	(121)	(22)	(143)
Adjustments(1)	(21)	(14)	(35)
Changes in foreign currency exchange rates	—	(8)	(8)
Balance at January 31, 2015	$16	$23	$39

(1)
Adjustments to termination benefits were due to higher-than-expected employee retention. Adjustments to facility closure and other costs represent change in sublease assumptions and reductions in our remaining lease obligations.

Other Restructuring Activities

Over the last few fiscal years, we have initiated multiple restructuring programs in an effort to focus on our core business and reduce costs. These initiatives were comprised of the following:

•
Fiscal 2013 Europe Restructuring: In the third quarter of fiscal 2013 (11-month), we initiated a series of actions to restructure our Best Buy Europe operations in our International segment intended to improve operating performance.

The costs incurred under this action consisted primarily of property and equipment impairments and employee termination benefits.

•
Fiscal 2013 U.S. Restructuring: In the first quarter of fiscal 2013 (11-month), we initiated a series of actions to restructure operations in our Domestic segment intended to improve operating performance. The actions included closure of 49 large-format Best Buy branded stores in the U.S. and changes to the store and corporate operating models. The costs of implementing the changes primarily consisted of facility closure costs, employee termination benefits and property and equipment (primarily store fixtures) impairments.

•
Fiscal 2012 Restructuring: In the third quarter of fiscal 2012, we implemented a series of actions to restructure operations in our Domestic and International segments that resulted in charges primarily related to property and equipment impairments and employee termination benefits. The actions within our Domestic segment included a decision to modify our strategy for certain mobile broadband offerings. In our International segment, we closed our large-format Best Buy branded stores in the U.K. and impaired certain information technology assets supporting the restructured operations.

•
Fiscal 2011 Restructuring: In the fourth quarter of fiscal 2011, we implemented a series of actions to restructure operations in our Domestic and International segments in order to improve performance and enhance customer service. The restructuring actions included plans to improve supply chain and operational efficiencies in our Domestic segment's operations, primarily focused on modifications to our distribution channels and exit from certain digital delivery services within our entertainment product category.

For continuing operations, the inventory write-downs related to these restructuring activities are presented in restructuring charges – cost of goods sold in our Consolidated Statements of Earnings and the remainder of the restructuring charges are presented in restructuring charges in our Consolidated Statements of Earnings. The restructuring charges from discontinued operations related to these plan are presented in loss from discontinued operations, net of tax.

The composition of the restructuring charges we incurred for these programs in fiscal 2015, 2014 and 2013 (11-month), as well as the cumulative amount incurred through the end of fiscal 2015, were as follows ($ in millions):

	Domestic				International				Total
	12-Month 2015	12-Month 2014	11-Month 2013	Cumulative Amount	12-Month 2015	12-Month 2014	11-Month 2013	Cumulative Amount	12-Month 2015	12-Month 2014	11-Month 2013	Cumulative Amount
Continuing operations
Inventory write-downs	$—	$—	$—	$28	$—	$—	$—	$—	$—	$—	$—	$28
Property and equipment impairments	—	—	17	49	—	—	—	112	—	—	17	161
Termination benefits	—	—	77	91	—	—	—	—	—	—	77	91
Facility closure and other costs	(6)	(6)	150	147	—	—	—	—	(6)	(6)	150	147
Total	(6)	(6)	244	315	—	—	—	112	(6)	(6)	244	427
Discontinued operations
Inventory write-downs	—	—	—	—	—	7	—	33	—	7	—	33
Property and equipment impairments	—	—	—	15	—	45	12	188	—	45	12	203
Termination benefits	—	—	—	4	—	36	20	91	—	36	20	95
Tradename impairment	—	—	—	13	—	4	—	4	—	4	—	17
Facility closure and other costs	—	—	—	3	—	8	2	97	—	8	2	100
Total	—	—	—	35	—	100	34	413	—	100	34	448
Total	$(6)	$(6)	$244	$350	$—	$100	$34	$525	$(6)	$94	$278	$875

The following table summarizes our restructuring accrual activity during fiscal 2015 and 2014 related to termination benefits and facility closure and other costs associated with these programs ($ in millions):

	Termination Benefits	Facility Closure and Other Costs	Total
Balance at February 2, 2013	$4	$154	$158
Charges	36	6	42
Cash payments	(4)	(86)	(90)
Adjustments(1)	(36)	(14)	(50)
Changes in foreign currency exchange rates	—	(2)	(2)
Balance at February 1, 2014	—	58	58
Charges	—	3	3
Cash payments	—	(21)	(21)
Adjustments(1)	—	(6)	(6)
Balance at January 31, 2015	$—	$34	$34

(1)
Adjustments to termination benefits in fiscal 2014 were primarily due to the write-off of the remaining liability as a result of the sale of Best Buy Europe. Adjustments to facility closure and other costs represent change in sublease assumptions and reductions in our remaining lease obligations.

5.   Debt

Short-Term Debt

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

The interest rate under the Five-Year Facility Agreement is variable and is determined at our option as: (i) the sum of (a) the greatest of (1) JPMorgan's prime rate, (2) the federal funds rate plus 0.5%, and (3) the one-month London Interbank Offered Rate (“LIBOR”) plus 1.0%, and (b) a variable margin rate (the “ABR Margin”); or (ii) the LIBOR plus a variable margin rate (the “LIBOR Margin”). In addition, a facility fee is assessed on the commitment amount. The ABR Margin, LIBOR Margin and the facility fee are based upon the registrant's current senior unsecured debt rating. Under the Five-Year Facility Agreement, the ABR Margin ranges from 0.0% to 0.925%, the LIBOR Margin ranges from 1.000% to 1.925%, and the facility fee ranges from 0.125% to 0.325%. At January 31, 2015, and February 1, 2014, there were no borrowings outstanding and at January 31, 2015, $1.25 billion was available under the Five-Year Facility Agreement.

The Five-Year Facility Agreement is guaranteed by specified subsidiaries of Best Buy Co., Inc. and contain customary affirmative and negative covenants. Among other things, these covenants restrict Best Buy Co., Inc. and certain of its subsidiaries' ability to incur certain types or amounts of indebtedness, incur liens on certain assets, make material changes in corporate structure or the nature of its business, dispose of material assets, engage in a change in control transaction, make certain foreign investments, enter into certain restrictive agreements, or engage in certain transactions with affiliates. The Five-Year Facility Agreement also contains financial covenants that require us to maintain a maximum cash flow leverage ratio and a minimum interest coverage ratio (both ratios measured quarterly for the previous 12 months). The Five-Year Facility Agreement contains default provisions including, but not limited to, failure to pay interest or principal when due and failure to comply with covenants.

Long-Term Debt

Long-term debt consisted of the following ($ in millions):

	January 31, 2015	February 1, 2014
2016 Notes	349	349
2018 Notes	500	500
2021 Notes	649	649
Interest rate swap valuation adjustments	1	—
Financing lease obligations, due 2016 to 2026, interest rates ranging from 3.0% to 8.1%	69	95
Capital lease obligations, due 2016 to 2035, interest rates ranging from 1.9% to 9.3%	52	63
Other debt, due 2017, interest rate 6.7%	1	1
Total long-term debt	1,621	1,657
Less: current portion	(41)	(45)
Total long-term debt, less current portion	$1,580	$1,612

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

Other

The fair value of long-term debt approximated $1,677 million and $1,690 million at January 31, 2015, and February 1, 2014, respectively, based primarily on the quoted market prices, compared to carrying values of $1,621 million and $1,657 million, respectively. If our long-term debt was recorded at fair value, it would be classified as Level 2 in the fair value hierarchy.

At January 31, 2015, the future maturities of long-term debt, including capitalized leases, consisted of the following ($ in millions):

Fiscal Year
2016	$41
2017	375
2018	18
2019	511
2020	6
Thereafter	670
Total long-term debt	$1,621

6.   Derivative Instruments

We manage our economic and transaction exposure to certain risks through the use of foreign currency derivative instruments and interest rate swaps. Our objective in holding derivatives is to reduce the volatility of net earnings, cash flows and net asset value associated with changes in foreign currency exchange rates and interest rates. We do not hold derivative instruments for trading or speculative purposes. We have no derivatives that have credit risk-related contingent features, and we mitigate our credit risk by engaging with financial institutions with investment grade credit ratings as our counterparties.

We record all derivative instruments on our Consolidated Balance Sheet at fair value and evaluate hedge effectiveness prospectively and retrospectively when electing to apply hedge accounting. We formally document all hedging relations at the inceptions for derivative hedges and the underlying hedged items, as well as the risk management objectives and strategies for undertaking the hedge transaction. In addition, we have derivatives which are not designated as hedging instruments.

Net Investment Hedges

In fiscal 2015, we entered into foreign exchange forward contracts to hedge against the effect of Canadian dollar exchange rate fluctuations on a portion of our net investment in our Canadian operations. The contracts have terms up to 12 months. For a net investment hedge, we recognize changes in the fair value of the derivative as a component of foreign currency translation within other comprehensive income to offset a portion of the change in translated value of the net investment being hedged, until the investment is sold or liquidated. We limit recognition in net earnings of amounts previously recorded in other comprehensive income to circumstances such as complete or substantially complete liquidation of the net investment in the hedged foreign operation. We report the ineffective portion of the gain or loss, if any, in net earnings. We had no net investment hedge activity during fiscal 2014.

Interest Rate Swaps

In the fourth quarter of fiscal 2015, we entered into receive fixed-rate, pay variable-rate interest rate swaps to mitigate the effect of interest rate fluctuations on a portion of our 2018 Notes. Our interest rate swap contracts are considered perfect hedges because the critical terms and notional amounts match those of our fixed-rate debt being hedged and are therefore accounted as a fair value hedge using the shortcut method. Under the shortcut method, we recognize the change in the fair value of the derivatives with an offsetting change to the carrying value of the debt. Accordingly, there is no impact on our Consolidated Statements of Earnings from the fair value of the derivatives. We had no interest rate swap activity in fiscal 2014.

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

Summary of Derivative Balances

The following table presents the gross fair values for outstanding derivative instruments and the corresponding classification at January 31, 2015 and February 1, 2014:

	January 31, 2015		February 1, 2014
Contract Type	Assets	Liabilities	Assets	Liabilities
Derivatives designated as net investment hedges(1)	19	—	—	—
Derivatives designated as interest rate swaps(2)	1	—	—	—
No hedge designation (foreign exchange forward contracts)(1)	11	—	2	5
Total	31	—	2	5

(1)	The fair value is recorded in other current assets or accrued liabilities.

(2)	The fair value is recorded in other assets or long-term liabilities.

The following table presents the effects of derivative instruments on Other Comprehensive Income ("OCI") and on our Consolidated Statements of Earnings for fiscal 2015 and 2014:

	2015
Contract Type	Pre-tax Gain(Loss) Recognized in OCI	Gain(Loss) Reclassified from Accumulated OCI to Earnings (Effective Portion)
Derivatives designated as net investment hedges	22	—

The following table presents the effects of derivatives not designated as hedging instruments on our consolidated statements of earnings for fiscal 2015 and 2014:

	Gain (Loss) Recognized within SG&A
Contract Type	2015	2014
No hedge designation (foreign exchange forward contracts)	12	5

The following table presents the notional amounts of our derivative instruments at January 31, 2015 and February 1, 2014:

	Notional Amount
Contract Type	January 31, 2015	February 1, 2014
Derivatives designated as net investment hedges	197	—
Derivatives designated as interest rate swaps	145	—
No hedge designation (foreign exchange forward contracts)	212	157
Total	554	157

7.   Shareholders' Equity

Stock Compensation Plans

Our 2014 Omnibus Incentive Plan (the "Omnibus Plan") authorizes us to grant or issue non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and other equity awards up to a total of 22.5 million shares. We have not granted incentive stock options under the Omnibus Plan. Under the terms of the Omnibus Plan, awards may be granted to our employees, officers, advisers, consultants and directors. Awards issued under the Omnibus Plan vest as determined by the Compensation and Human Resources Committee of our Board of Directors at the time of grant. Awards granted, forfeited or canceled under the previous plan, the 2004 Omnibus Stock and Incentive Plan, after February 1, 2014 adjust the amount available under the Omnibus Plan. At January 31, 2015, a total of 22.7 million shares were available for future grants under the Omnibus Plan.

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

During fiscal 2014, our Employee Stock Purchase Plan was amended. The Plan permits employees to purchase our common stock at a 5% discount from the market price at the end of semi-annual purchase periods and is non-compensatory. During fiscal 2013 (11-month), the Plan permitted our employees to purchase our common stock at a 15% discount from the market price of the stock at the beginning or at the end of a semi-annual purchase period, whichever is less, and was considered compensatory. Employees are required to hold the common stock purchased for 12 months. In fiscal 2015, 2014 and 2013 (11-month), 0.3 million, 0.6 million and 1.0 million shares, respectively, were purchased through our employee stock purchase plans. At January 31, 2015, and February 1, 2014, plan participants had accumulated $1 million and $2 million, respectively, to purchase our common stock pursuant to these plans.

Stock-based compensation expense was as follows in fiscal 2015, 2014 and 2013 (11-month) ($ in millions):

	12-Month	12-Month	11-Month
	2015	2014	2013
Stock options	$17	$25	$43
Share awards
Market-based	10	9	2
Time-based	60	62	62
Employee stock purchase plans	—	1	5
Total	$87	$97	$112

Stock Options

Stock option activity was as follows in fiscal 2015:

	Stock Options	Weighted- Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at February 1, 2014	22,101,000	$36.38
Granted	1,524,000	$29.90
Exercised	(1,679,000)	$25.31
Forfeited/Canceled	(4,604,000)	$36.62
Outstanding at January 31, 2015	17,342,000	$36.81	4.9	$67
Vested or expected to vest at January 31, 2015	17,095,000	$36.91	4.8	$66
Exercisable at January 31, 2015	13,995,000	$39.37	4.0	$36

The weighted-average grant-date fair value of stock options granted during fiscal 2015, 2014 and 2013 (11-month) was $9.09, $7.77 and $5.11, respectively, per share. The aggregate intrinsic value of our stock options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) exercised during fiscal 2015, 2014 and 2013 (11-month), was $13 million, $39 million and $0 million, respectively. At January 31, 2015, there was $19 million of unrecognized compensation expense related to stock options that is expected to be recognized over a weighted-average period of 1.2 years.

Net cash proceeds from the exercise of stock options were $42 million, $158 million and $1 million in fiscal 2015, 2014 and 2013 (11-month), respectively.

There was $5 million, $13 million and $0 million of income tax benefits realized from stock option exercises in fiscal 2015, 2014 and 2013 (11-month), respectively.

In fiscal 2015, 2014 and 2013 (11-month), we estimated the fair value of each stock option on the date of grant using a lattice or Black Scholes valuation model (for certain individuals) with the following assumptions:

	12-Month	12-Month	11-Month
Valuation Assumptions(1)	2015	2014	2013
Risk-free interest rate(2)	0.1% – 2.4%	0.1% – 1.8%	0.1% – 2.0%
Expected dividend yield	2.5%	2.0%	2.2%
Expected stock price volatility(3)	40%	46%	44%
Expected life of stock options (in years)(4)	6.0	5.9	5.9

(1)	Forfeitures are estimated using historical experience and projected employee turnover.

(2)	Based on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of our stock options.

(3)	In projecting expected stock price volatility, we consider both the historical volatility of our stock price as well as implied volatilities from exchange-traded options on our stock.

(4)	We estimate the expected life of stock options based upon historical experience.

Market-Based Share Awards

The fair value of market-based share awards is determined based on generally accepted valuation techniques and the closing market price of our stock on the date of grant. A summary of the status of our nonvested market-based share awards at January 31, 2015, and changes during fiscal 2015, is as follows:

Market-Based Share Awards	Shares	Weighted-Average Fair Value per Share
Outstanding at February 1, 2014	1,636,000	$20.91
Granted	564,000	$29.22
Vested	(127,000)	$19.16
Forfeited/Canceled	(369,000)	$19.23
Outstanding at January 31, 2015	1,704,000	$24.16

At January 31, 2015, there was $20 million of unrecognized compensation expense related to nonvested market-based share awards that we expect to recognize over a weighted-average period of 1.9 years.

Time-Based Share Awards

The fair value of time-based share awards is determined based on the closing market price of our stock on the date of grant. This value is reduced by the present value of expected dividends during vesting when the employee is not entitled to dividends.

A summary of the status of our nonvested time-based share awards at January 31, 2015, and changes during fiscal 2015, is as follows:

Time-Based Share Awards	Shares	Weighted-Average Fair Value per Share
Outstanding at February 1, 2014	7,065,000	$21.49
Granted	2,609,000	$28.49
Vested	(2,657,000)	$22.77
Forfeited/Canceled	(1,474,000)	$20.68
Outstanding at January 31, 2015	5,543,000	$24.40

At January 31, 2015, there was $84 million of unrecognized compensation expense related to nonvested time-based share awards that we expect to recognize over a weighted-average period of 1.9 years.

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

At January 31, 2015, options to purchase 17.3 million shares of common stock were outstanding as follows (shares in millions):

	Exercisable			Unexercisable			Total
	Shares	%	Weighted- Average Price per Share	Shares	%	Weighted- Average Price per Share	Shares	%	Weighted- Average Price per Share
In-the-money	2.8	20%	$22.99	3.1	94%	$25.60	5.9	34%	$24.38
Out-of-the-money	11.2	80%	$43.42	0.2	6%	$34.25	11.4	66%	$43.27
Total	14.0	100%	$39.37	3.3	100%	$26.11	17.3	100%	$36.81

The computation of dilutive shares outstanding excludes the out-of-the-money stock options because such outstanding options' exercise prices were greater than the average market price of our common shares and, therefore, the effect would be anti-dilutive (i.e., including such options would result in higher earnings per share).

The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings per share in fiscal 2015, 2014 and 2013 (11-month):

	12-Month	12-Month	11-Month
	2015	2014	2013(1)
Numerator (in millions):
Net earnings (loss) from continuing operations attributable to Best Buy Co., Inc., shareholders, diluted	$1,246	$695	$(259)
Denominator (in millions):
Weighted-average common shares outstanding	349.5	342.1	338.6
Effect of potentially dilutive securities:
Stock options and other	4.1	5.5	—
Weighted-average common shares outstanding, assuming dilution	353.6	347.6	338.6
Net earnings (loss) per share from continuing operations attributable to Best Buy Co., Inc. shareholders
Basic	$3.57	$2.03	$(0.76)
Diluted	$3.53	$2.00	$(0.76)

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

The following table presents the amount and cost of shares we repurchased and retired in fiscal 2015, 2014 and 2013 (11-month) under the June 2011 program and the June 2007 program ($ and shares in millions):

	12-Month	12-Month	11-Month
	2015	2014	2013
June 2011 Program
Total number of shares repurchased	—	—	6.3
Total cost of shares repurchased	$—	$—	$122

At January 31, 2015, $4.0 billion remained available for additional purchases under the June 2011 share repurchase program. Repurchased shares have been retired and constitute authorized but unissued shares.

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

The following table provides a reconciliation of the components of accumulated other comprehensive income, net of tax, attributable to Best Buy Co., Inc. shareholders for fiscal 2015, 2014, and 2013 (11-month), respectively ($ in millions):

	Foreign Currency Translation	Available-For-Sale Investments	Total
Balances at March 3, 2012	93	(3)	90
Adjustment for fiscal year-end change	11	—	11
Balances at January 28, 2012	104	(3)	101
Foreign currency translation adjustments	9	—	9
Unrealized gains on available-for-sale investments	—	2	2
Balances at February 2, 2013	113	(1)	112
Foreign currency translation adjustments	(136)	—	(136)
Unrealized gains on available-for-sale investments	—	7	7
Reclassification of foreign currency translation adjustments into earnings due to sale of business	508	—	508
Reclassification of losses on available-for-sale investments into earnings	—	1	1
Balances at February 1, 2014	$485	$7	$492
Foreign currency translation adjustments	(103)	—	(103)
Unrealized losses on available-for-sale investments	—	(3)	(3)
Reclassification of gains on available-for-sale investments into earnings	—	(4)	(4)
Balances at January 31, 2015	$382	$—	$382

There is generally no tax impact related to foreign currency translation adjustments, as the earnings are considered permanently reinvested. In addition, there were no material tax impacts related to gains or losses on available-for-sale investments in the periods presented.

8.   Leases

The composition of net rent expense for all operating leases, including leases of property and equipment, was as follows in fiscal 2015, 2014 and 2013 (11-month) ($ in millions):

	12-Month	12-Month	11-Month
	2015	2014	2013
Minimum rentals	$848	$864	$809
Contingent rentals	2	2	1
Total rent expense	850	866	810
Less: sublease income	(18)	(18)	(16)
Net rent expense	$832	$848	$794

The future minimum lease payments under our capital, financing and operating leases by fiscal year (not including contingent rentals) at January 31, 2015, were as follows ($ in millions):

Fiscal Year	Capital Leases	Financing Leases	Operating Leases(1)
2016	$22	$24	$873
2017	11	18	771
2018	7	14	641
2019	4	9	499
2020	2	6	365
Thereafter	15	9	727
Subtotal	61	80	$3,876
Less: imputed interest	(9)	(11)
Present value	$52	$69

(1)
Operating lease obligations do not include payments to landlords covering real estate taxes and common area maintenance. These charges, if included, would increase total operating lease obligations by $1.2 billion at January 31, 2015.

Total minimum lease payments have not been reduced by minimum sublease rent income of approximately $117 million due under future noncancelable subleases.

9.    Benefit Plans

We sponsor retirement savings plans for employees meeting certain eligibility requirements. Participants may choose from various investment options, including a fund comprised of our company stock. Participants can contribute up to 50% of their eligible compensation annually as defined by the plan document, subject to Internal Revenue Service ("IRS") limitations. We match 100% of the first 3% of participating employees' contributions and 50% of the next 2%. Employer contributions vest immediately. The total employer contributions were $60 million, $65 million and $62 million in fiscal 2015, 2014 and 2013 (11-month), respectively.

We have a non-qualified, unfunded deferred compensation plan for highly compensated employees and members of our Board of Directors. Amounts contributed and deferred under our deferred compensation plan are credited or charged with the performance of investment options offered under the plan and elected by the participants. In the event of bankruptcy, the assets of the plan are available to satisfy the claims of general creditors. The liability for compensation deferred under the plan was $44 million and $54 million at January 31, 2015, and February 1, 2014, respectively, and is included in long-term liabilities. We manage the risk of changes in the fair value of the liability for deferred compensation by electing to match our liability under the plan with investment vehicles that offset a substantial portion of our exposure. The cash value of the investment vehicles, which includes funding for future deferrals, was $97 million and $96 million at January 31, 2015, and February 1, 2014, respectively, and is included in other assets. Both the asset and the liability are carried at fair value.

10.   Income Taxes

The following is a reconciliation of the federal statutory income tax rate to income tax expense in fiscal 2015, 2014 and 2013 (11-month) ($ in millions):

	12-Month	12-Month	11-Month
	2015	2014	2013
Federal income tax at the statutory rate	$485	$379	$1
State income taxes, net of federal benefit	43	26	(2)
(Benefit) expense from foreign operations	(23)	(23)	45
Other	(11)	6	5
Legal entity reorganization	(353)	—	—
Goodwill impairments (non-deductible)	—	—	214
Income tax expense	$141	$388	$263
Effective income tax rate	10.1%	35.8%	7,152.3%

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

Earnings from continuing operations before income tax expense by jurisdiction was as follows in fiscal 2015, 2014 and 2013 (11-month) ($ in millions):

	12-Month	12-Month	11-Month
	2015	2014	2013
United States	$1,201	$699	$286
Outside the United States	186	384	(282)
Earnings from continuing operations before income tax expense	$1,387	$1,083	$4

Income tax expense was comprised of the following in fiscal 2015, 2014 and 2013 (11-month) ($ in millions):

	12-Month	12-Month	11-Month
	2015	2014	2013
Current:
Federal	$354	$305	$211
State	51	46	(3)
Foreign	33	55	49
	438	406	257
Deferred:
Federal	(275)	(22)	25
State	(26)	1	(1)
Foreign	4	3	(18)
	(297)	(18)	6
Income tax expense	$141	$388	$263

Deferred taxes are the result of differences between the bases of assets and liabilities for financial reporting and income tax purposes. Deferred tax assets and liabilities were comprised of the following ($ in millions):

	January 31, 2015	February 1, 2014
Accrued property expenses	$129	$162
Other accrued expenses	91	133
Deferred revenue	93	81
Compensation and benefits	103	114
Stock-based compensation	94	110
Goodwill and intangibles	287	—
Loss and credit carryforwards	156	176
Other	88	103
Total deferred tax assets	1,041	879
Valuation allowance	(143)	(158)
Total deferred tax assets after valuation allowance	898	721
Property and equipment	(251)	(286)
Goodwill and intangibles	—	(75)
Inventory	(54)	(60)
Other	(27)	(16)
Total deferred tax liabilities	(332)	(437)
Net deferred tax assets	$566	$284

Deferred tax assets and liabilities included in our Consolidated Balance Sheets were as follows ($ in millions):

	January 31, 2015	February 1, 2014
Other current assets	$252	$261
Current assets held for sale	3	—
Other assets	322	44
Other current liabilities	—	—
Other long-term liabilities	—	(21)
Long-term liabilities held for sale	(11)	—
Net deferred tax assets	$566	$284

At January 31, 2015, we had total net operating loss carryforwards from international operations of $118 million, of which $110 million will expire in various years through 2025 and the remaining amounts have no expiration. Additionally, we had acquired U.S. federal net operating loss carryforwards of $21 million which expire between 2023 and 2030, U.S. federal foreign tax credit carryforwards of $1 million which expire between 2022 and 2024, state credit carryforwards of $12 million which expire in 2024, and state capital loss carryforwards of $4 million which expire in 2019.

At January 31, 2015, a valuation allowance of $143 million had been established, of which $1 million is against U.S. federal foreign tax credit carryforwards, $11 million is against U.S. federal and state capital loss carryforwards, $6 million is against state credit carryforwards and other state deferred tax assets, and $125 million is against certain international net operating loss carryforwards and other international deferred tax assets. The $15 million decrease from February 1, 2014, is primarily due to the decrease in the valuation allowance against the U.S. federal foreign tax credit carryforward.

We have not provided deferred taxes on unremitted earnings attributable to foreign operations that have been considered to be reinvested indefinitely. These earnings relate to ongoing operations and were $770 million at January 31, 2015. It is not practicable to determine the income tax liability that would be payable if such earnings were not indefinitely reinvested.

The following table provides a reconciliation of changes in unrecognized tax benefits for fiscal 2015, 2014 and 2013 (11-month) ($ in millions):

	12-Month	12-Month	11-Month
	2015	2014	2013
Balance at beginning of period	$370	$383	$387
Gross increases related to prior period tax positions	33	38	10
Gross decreases related to prior period tax positions	(88)	(67)	(22)
Gross increases related to current period tax positions	114	34	37
Settlements with taxing authorities	(9)	(3)	(10)
Lapse of statute of limitations	(10)	(15)	(19)
Balance at end of period	$410	$370	$383

Unrecognized tax benefits of $297 million, $228 million and $231 million at January 31, 2015, February 1, 2014, and February 2, 2013, respectively, would favorably impact our effective income tax rate if recognized.

We recognize interest and penalties (not included in the "unrecognized tax benefits" above), as well as interest received from favorable tax settlements, as components of income tax expense. Interest income of $6 million was recognized in fiscal 2015. At January 31, 2015, February 1, 2014, and February 2, 2013, we had accrued interest of $78 million, $91 million and $85 million, respectively, along with accrued penalties of $2 million, $2 million and $0 million at January 31, 2015, February 1, 2014, and February 2, 2013, respectively.

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

11.   Segment and Geographic Information

Segment Information

Our chief operating decision maker ("CODM") is our Chief Executive Officer. Our business is organized into two reportable segments: Domestic (which is comprised of all operations within the U.S. and its territories) and International (which is comprised of all operations outside the U.S. and its territories). Our CODM has ultimate responsibility for enterprise decisions. Our CODM determines, in particular, resource allocation for, and monitors performance of, the consolidated enterprise, the Domestic segment and the International segment. The Domestic segment managers and International segment managers have responsibility for operating decisions, allocating resources and assessing performance within their respective segments. Our CODM relies on internal management reporting that analyzes enterprise results to the net earnings level and segment results to the operating income level.

We aggregate our Canada and Mexico businesses into one International operating segment. Our Domestic and International operating segments also represent our reportable segments. The accounting policies of the segments are the same as those described in Note 1, Summary of Significant Accounting Policies.

The following tables present our business segment information in fiscal 2015, 2014 and 2013 (11-month) ($ in millions):

	12-Month	12-Month	11-Month
	2015	2014	2013
Revenue
Domestic	$36,055	$35,831	$33,222
International	4,284	4,780	5,030
Total revenue	$40,339	$40,611	$38,252
Percentage of revenue, by revenue category
Domestic:
Consumer Electronics	31%	30%	32%
Computing and Mobile Phones	47%	48%	45%
Entertainment	9%	8%	10%
Appliances	7%	7%	6%
Services	5%	6%	6%
Other	1%	1%	1%
Total	100%	100%	100%
International:
Consumer Electronics	30%	29%	32%
Computing and Mobile Phones	49%	50%	47%
Entertainment	9%	10%	10%
Appliances	5%	5%	5%
Services	6%	6%	6%
Other	1%	< 1%	< 1%
Total	100%	100%	100%
Operating income (loss)
Domestic	$1,437	$1,145	$731
International(1)	13	(1)	(641)
Total operating income	1,450	1,144	90
Other income (expense)
Gain on sale of investments	13	20	—
Investment income and other	14	19	13
Interest expense	(90)	(100)	(99)
Earnings from continuing operations before income tax expense	$1,387	$1,083	$4
Assets(2)
Domestic	$12,998	$11,146	$10,874
International	2,258	2,867	5,913
Total assets	$15,256	$14,013	$16,787
Capital expenditures(2)
Domestic	$519	$440	$488
International	42	107	217
Total capital expenditures	$561	$547	$705
Depreciation(2)
Domestic	$575	$565	$561
International	81	136	233
Total depreciation	$656	$701	$794

(1)	Included within our International segment's operating loss for fiscal 2013 (11-month) is a $611 million goodwill impairment charge.

(2)	International segment amounts for assets, capital expenditures and depreciation include amounts from Five Star.

Geographic Information

The following table presents our geographic information in fiscal 2015, 2014 and 2013 (11-month) ($ in millions):

	12-Month	12-Month	11-Month
	2015	2014	2013
Net sales to customers
United States	$36,055	$35,831	$33,222
Canada	4,047	4,522	4,818
Other	237	258	212
Total revenue	$40,339	$40,611	$38,252
Long-lived assets
United States	$2,100	$2,190	$2,404
Europe	—	—	352
Canada	174	244	341
China	—	139	142
Other	21	25	31
Total long-lived assets	$2,295	$2,598	$3,270

12.   Contingencies and Commitments

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

Securities Actions

In February 2011, a purported class action lawsuit captioned, IBEW Local 98 Pension Fund, individually and on behalf of all others similarly situated v. Best Buy Co., Inc., et al., was filed against us and certain of our executive officers in the U.S. District Court for the District of Minnesota. This federal court action alleges, among other things, that we and the officers named in the complaint violated Sections 10(b) and 20A of the Exchange Act and Rule 10b-5 under the Exchange Act in connection with press releases and other statements relating to our fiscal 2011 earnings guidance that had been made available to the public. Additionally, in March 2011, a similar purported class action was filed by a single shareholder, Rene LeBlanc, against us and certain of our executive officers in the same court. In July 2011, after consolidation of the IBEW Local 98 Pension Fund and Rene LeBlanc actions, a consolidated complaint captioned, IBEW Local 98 Pension Fund v. Best Buy Co., Inc., et al., was filed and served. We filed a motion to dismiss the consolidated complaint in September 2011, and in March 2012, subsequent to the end of fiscal 2012, the court issued a decision dismissing the action with prejudice. In April 2012, the plaintiffs filed a motion to alter or amend the court's decision on our motion to dismiss. In October 2012, the court granted plaintiff's motion to alter or amend the court's decision on our motion to dismiss in part by vacating such decision and giving plaintiff leave to file an amended complaint, which plaintiff did in October 2012. We filed a motion to dismiss the amended complaint in November 2012 and all responsive pleadings were filed in December 2012. A hearing was held on April 26, 2013. On August 5, 2013, the court issued an order granting our motion to dismiss in part and, contrary to its March 2012 order, denying the motion to dismiss in part, holding that certain of the statements alleged to have been made were not forward-looking statements and therefore were not subject to the “safe-harbor” provisions of the Private Securities Litigation Reform Act (PSLRA). Plaintiffs moved to certify the purported class. By Order filed August 6, 2014, the court certified a class of persons or entities who acquired Best Buy common stock between 10:00 a.m. EDT on September 14, 2010, and December 13, 2010, and who were damaged by the alleged violations of law. The 8th Circuit Court of Appeals granted our request for interlocutory appeal. Briefing is complete. Oral argument is expected to be scheduled later in 2015. The trial court has stayed proceedings while the appeal is pending. We continue to believe that these allegations are without merit and intend to vigorously defend our company in this matter.

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

Cathode Ray Tube Action

On November 14, 2011, we filed a lawsuit captioned In re Cathode Ray Tube Antitrust Litigation in the United States District Court for the Northern District of California. We allege that the defendants engaged in price fixing in violation of antitrust regulations relating to cathode ray tubes for the time period between March 1, 1995 through November 25, 2007. No trial date has been set. In connection with this action, we received settlement proceeds net of legal expenses and costs in the amount of $67 million in the first quarter of fiscal 2016. We will continue to litigate against the remaining defendants and expect further settlement discussions as this matter proceeds; however, it is uncertain whether we will recover additional settlement sums or a favorable verdict at trial.

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

Commitments

We engage Accenture LLP ("Accenture") to assist us with improving our operational capabilities and reducing our costs in the information systems and human resources areas. We expect our future contractual obligations to Accenture to range from $17 million to $89 million per year through fiscal 2018, the end of the periods under contract.

We had outstanding letters of credit and bankers' acceptances for purchase obligations with an aggregate fair value of $100 million at January 31, 2015.

13.   Subsequent Events

On February 13, 2015, we completed the sale of our Five Star business in China. The expected gain on the sale will be included in the results of discontinued operations in the first quarter of fiscal 2016.

On March 3, 2015, we announced a plan to return capital to shareholders. The plan includes a special, one-time dividend of $0.51 per share, or approximately $180 million, and a 21% increase in our regular quarterly dividend to $0.23 per share. We plan to resume share repurchases under the June 2011 program, with the intent to repurchase $1 billion in shares over the next three years.

In March 2015, we made a decision to consolidate Future Shop and Best Buy stores and websites in Canada under the Best Buy brand. This resulted in permanently closing 66 Future Shop stores and converting 65 Future Shop stores to the Best Buy brand. The costs of implementing these changes primarily consist of lease exit costs, employee severance and asset impairments. We expect to incur total pre-tax restructuring charges and non-restructuring impairments in the range of approximately $200 million to $280 million related to the actions. We expect that the majority of these charges will be recorded in the first quarter of fiscal 2016. The total charges includes approximately $140 million to $180 million of cash charges.

14.   Supplementary Financial Information (Unaudited)

The following tables show selected operating results for each 3-month quarter and full year of fiscal 2015 and 2014 (unaudited) ($ in millions):

	Quarter				12-Month
	1st	2nd	3rd	4th	2015
Revenue	$8,639	$8,459	$9,032	$14,209	$40,339
Comparable sales % change(1)	(1.8)%	(2.2)%	2.9%	2.0%	0.5%
Gross profit	$1,967	$1,978	$2,076	$3,026	$9,047
Operating income(2)	210	225	205	810	1,450
Net earnings from continuing operations	469	137	116	524	1,246
Gain (loss) from discontinued operations, net of tax	(8)	10	(9)	(4)	(11)
Net earnings including noncontrolling interests	461	147	107	520	1,235
Net earnings attributable to Best Buy Co., Inc. shareholders	461	146	107	519	1,233
Diluted earnings (loss) per share(3)
Continuing operations	$1.33	$0.39	$0.33	$1.47	$3.53
Discontinued operations	(0.02)	0.03	(0.03)	(0.01)	(0.04)
Diluted earnings per share	$1.31	$0.42	$0.30	$1.46	$3.49

	Quarter				12-Month
	1st	2nd	3rd	4th	2014
Revenue	$8,928	$8,734	$8,924	$14,025	$40,611
Comparable sales % decline(1)	(1.8)%	(0.6)%	0.5%	(1.3)%	(1.0)%
Gross profit	$2,105	$2,373	$2,093	$2,828	$9,399
Operating income(4)	187	405	100	452	1,144
Net earnings from continuing operations	112	233	50	300	695
Gain (loss) from discontinued operations, net of tax	(185)	15	4	(6)	(172)
Net earnings (loss) including noncontrolling interests	(73)	248	54	294	523
Net earnings (loss) attributable to Best Buy Co., Inc. shareholders	(81)	266	54	293	532
Diluted earnings (loss) per share(3)
Continuing operations	$0.33	$0.67	$0.15	$0.85	$2.00
Discontinued operations	(0.57)	0.10	0.01	(0.02)	(0.47)
Diluted earnings (loss) per share	$(0.24)	$0.77	$0.16	$0.83	$1.53

(1)
Our comparable sales calculation compares revenue from stores, websites and call centers operating for at least 14 full months, as well as revenue related to certain other comparable sales channels for a particular period to a corresponding period in the prior year. Relocated, as well as remodeled, expanded and downsized stores closed more than 14 days, are excluded from our comparable store sales calculation until at least 14 full months after reopening. Acquisitions are included in the comparable sales calculation beginning with the first full quarter following the first anniversary of the date of the acquisition. The portion of the calculation of comparable sales attributable to our International segment excludes the effect of fluctuations in foreign currency exchange rates. The calculation of comparable sales excludes the impact of revenue from discontinued operations. Comparable online sales are included in our comparable sales calculation. The method of calculating comparable sales varies across the retail industry. As a result, our method of calculating comparable sales may not be the same as other retailers' methods.

(2)
Includes $2 million, $5 million, $5 million and $(7) million of restructuring charges recorded in the fiscal first, second, third and fourth quarters, respectively, and $5 million for the 12 months ended January 31, 2015 related to measures we took to restructure our businesses.

(3)	The sum of our quarterly diluted earnings per share does not equal our annual diluted earnings per share due to differences in quarterly and annual weighted-average shares outstanding.

(4)
Includes $5 million, $4 million, $27 million and $113 million of restructuring charges recorded in the fiscal first, second, third and fourth quarters, respectively, and $149 million for the 12 months ended February 1, 2014 related to measures we took to restructure our businesses.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), as of January 31, 2015. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 31, 2015, our disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the fiscal fourth quarter ended January 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Code of Ethics

We adopted a Code of Business Ethics that applies to our directors and all of our employees, including our principal executive officer, our principal financial officer and our principal accounting officer. Our Code of Business Ethics is available on our website, www.investors.bestbuy.com.

A copy of our Code of Business Ethics may also be obtained, without charge, upon written request to Best Buy Co., Inc. Investor Relations Department at 7601 Penn Avenue South, Richfield, MN 55423-3645.

We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, a provision of our Code of Business Ethics that applies to our principal executive officer, principal financial officer or principal accounting officer by posting such information within two business days of any such amendment or waiver on our website, www.investors.bestbuy.com.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

1.	Financial Statements:

All financial statements as set forth under Item 8 of this report.

2.	Supplementary Financial Statement Schedules:

Schedule II — Valuation and Qualifying Accounts

Other schedules have not been included because they are not applicable or because the information is included elsewhere in this report.

3.	Exhibits:

Exhibit		Incorporated by Reference			Filed
No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
2.1	Implementation Agreement, dated April 29, 2013, by and among Best Buy Co., Inc. , Best Buy UK Holdings LP, Best Buy Distributions Limited, New BBED Limited and Carphone Warehouse Group, plc	8-K	2.1	4/30/2013
3.1	Restated Articles of Incorporation	DEF 14A	n/a	5/12/2009
3.2	Amended and Restated By-Laws	8-K	3.1	9/26/2013
4.1	Form of Indenture, to be dated as of March 11, 2011, between Best Buy Co., Inc. and U.S. Bank National Association, as successor trustee	S-3ASR	4.1	3/11/2011
4.2	Form of First Supplemental Indenture, to be dated as of March 11, 2011, between Best Buy Co., Inc. and U.S. Bank National Association, as successor trustee	8-K	4.2	3/11/2011
4.3	Second Supplement Indenture, dated as of July 16, 2013, to the Indenture dated as of March 11, 2011, between Best Buy Co., Inc. and U.S. Bank National Association, as successor trustee	8-K	4.1	7/16/2013
10.1	Five-Year Credit Agreement dated as of June 30, 2014, among Best Buy Co., Inc., the Subsidiary Guarantors, the Lenders, and JPMorgan Chase Bank, N.A., as administrative agent	8-K	10.1	7/2/2014
*10.2	Best Buy Co., Inc. 2004 Omnibus Stock and Incentive Plan, as amended	S-8	99	7/15/2011
*10.3	Best Buy Co., Inc. Short Term Incentive Plan, as approved by the Board of Directors	DEF 14A	n/a	5/26/2011
*10.4	2010 Long-Term Incentive Program Award Agreement, as approved by the Board of Directors	10-K	10.7	4/28/2010
*10.5	Best Buy Co., Inc. Performance Share Award Agreement dated August 5, 2008	8-K	10.1	8/8/2008
*10.6	Form of Long-Term Incentive Program Buy-Out Award Agreement dated September 4, 2012, between Hubert Joly and Best Buy Co., Inc.	10-Q	10.3	9/6/2012
*10.7	Form of Best Buy Co., Inc. Continuity Award Agreement dated June 21, 2012	10-Q	10.1	9/6/2012
*10.8	Employment Agreement, dated November 9, 2012, between Sharon McCollam and Best Buy Co., Inc.	8-K	10.1	11/15/2012
*10.9	Employment Agreement, dated August 19, 2012, between Hubert Joly and Best Buy Co., Inc.	8-K	10.1	8/21/2012
*10.10	Letter Agreement, dated March 25, 2013, between Best Buy Co., Inc. and Richard M. Schulze	8-K	99.2	3/25/2013

Exhibit		Incorporated by Reference			Filed
No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
*10.11	Best Buy Mobile Performance Award Termination Agreement	10-K	10.18	3/28/2014
*10.12	Form of Best Buy Co., Inc. Long-Term Incentive Program Award	10-K	10.19	3/28/2014
*10.13	Form of Best Buy Co., Inc. Director Restricted Stock Unit Award Agreement	10-K	10.20	3/28/2014
*10.14	Form of Director Restricted Stock Unit Award Agreement for Non-U.S. Directors	10-K	10.21	3/28/2014
*10.15	Form of Best Buy Co., Inc. Long Term Incentive Program Award Agreement (2014)	10-Q	10.10	12/19/2014
*10.16	Best Buy Co., Inc. 2014 Omnibus Incentive Plan	S-8	99	6/27/2014
*10.17	Form of Best Buy Co., Inc. Director Restricted Stock Unit Award Agreement (2014)	10-Q	10.1	9/10/2014
*10.18	Form of Director Restricted Stock Unit Award Agreement for Non-U.S. Directors (2014)	10-Q	10.2	9/10/2014
*10.19	Best Buy Sixth Amended and Restated Deferred Compensation Plan				X
12.1	Statements re: Computation of Ratios				X
21.1	Subsidiaries of the Registrant				X
23.1	Consent of Deloitte & Touche LLP				X
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101
The following financial information from our Annual Report on Form 10-K for fiscal 2015, filed with the SEC on March 31, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the consolidated balance sheets at January 31, 2015 and February 1, 2014, (ii) the consolidated statements of earnings for the years ended January 31, 2015, February 1, 2014 and February 2, 2013, (iii) the consolidated statements of comprehensive income for the years ended January 31, 2015, February 1, 2014 and February 2, 2013, (iv) the consolidated statements of cash flows for the years ended January 31, 2015, February 1, 2014 and February 2, 2013, (v) the consolidated statements of changes in shareholders' equity for the years ended January 31, 2015, February 1, 2014 and February 2, 2013 (vi) the Notes to Consolidated Financial Statements.

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
March 31, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Hubert Joly	President, Chief Executive Officer and Director	March 31, 2015
Hubert Joly	(principal executive officer)

/s/ Sharon L. McCollam	Chief Administrative Officer and Chief Financial Officer	March 31, 2015
Sharon L. McCollam	(principal financial officer and principal accounting officer)

/s/ Hatim A. Tyabji	Chairman of the Board and Director	March 31, 2015
Hatim A. Tyabji

/s/ Bradbury H. Anderson	Director	March 31, 2015
Bradbury H. Anderson

/s/ Lisa M. Caputo	Director	March 31, 2015
Lisa M. Caputo

/s/ J. Patrick Doyle	Director	March 31, 2015
J. Patrick Doyle

/s/ Russell P. Fradin	Director	March 31, 2015
Russell P. Fradin

/s/ Kathy J. Higgins Victor	Director	March 31, 2015
Kathy J. Higgins Victor

/s/ David W. Kenny	Director	March 31, 2015
David W. Kenny

/s/ Sanjay Khosla	Director	March 31, 2015
Sanjay Khosla

/s/ Allen U. Lenzmeier	Director	March 31, 2015
Allen U. Lenzmeier

/s/ Thomas L. Millner	Director	March 31, 2015
Thomas L. Millner

/s/ Gérard Vittecoq	Director	March 31, 2015
Gérard Vittecoq

Schedule II

Valuation and Qualifying Accounts
($ in millions)

	Balance at Beginning of Period	Charged to Expenses or Other Accounts	Other(1)	Balance at End of Period
Year ended January 31, 2015
Allowance for doubtful accounts	$104	$1	$(46)	$59
Year ended February 1, 2014
Allowance for doubtful accounts	$92	$76	$(64)	$104
Year ended February 2, 2013
Allowance for doubtful accounts	$72	$34	$(14)	$92

(1)	Includes bad debt write-offs and recoveries, acquisitions and the effect of foreign currency fluctuations.