Form 10-Q
period 2015-05-02
BEST BUY CO INC
filed 2015-06-08
CIK 764478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 2, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 352,771,360 shares of common stock outstanding as of May 29, 2015.

BEST BUY CO., INC.
FORM 10-Q FOR THE QUARTER ENDED MAY 2, 2015

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Consolidated Balance Sheets
($ in millions) (unaudited)

	May 2, 2015	January 31, 2015	May 3, 2014
Assets
Current assets
Cash and cash equivalents	$2,173	$2,432	$2,569
Short-term investments	1,566	1,456	497
Receivables, net	995	1,280	871
Merchandise inventories	4,930	5,174	5,255
Other current assets	732	703	926
Current assets held for sale	—	684	—
Total current assets	10,396	11,729	10,118
Property and equipment, net	2,244	2,295	2,525
Goodwill	425	425	425
Intangibles, net	18	57	100
Other assets	603	583	743
Non-current assets held for sale	33	167	—
Total assets	$13,719	$15,256	$13,911

Liabilities and equity
Current liabilities
Accounts payable	$4,584	$5,030	$4,952
Unredeemed gift card liabilities	385	411	362
Deferred revenue	304	326	394
Accrued compensation and related expenses	277	372	350
Accrued liabilities	743	782	731
Accrued income taxes	45	230	47
Current portion of long-term debt	383	41	44
Current liabilities held for sale	—	585	—
Total current liabilities	6,721	7,777	6,880
Long-term liabilities	906	881	1,003
Long-term debt	1,224	1,580	1,604
Long-term liabilities held for sale	—	18	—
Equity
Best Buy Co., Inc. shareholders’ equity
Preferred stock, $1.00 par value: Authorized — 400,000 shares; Issued and outstanding — none	—	—	—
Common stock, $0.10 par value: Authorized — 1.0 billion shares; Issued and outstanding — 353,230,000, 351,468,000 and 348,750,000 shares, respectively	35	35	35
Additional paid-in capital	494	437	330
Retained earnings	4,009	4,141	3,562
Accumulated other comprehensive income	330	382	494
Total Best Buy Co., Inc. shareholders’ equity	4,868	4,995	4,421
Noncontrolling interests	—	5	3
Total equity	4,868	5,000	4,424
Total liabilities and equity	$13,719	$15,256	$13,911

NOTE:  The Consolidated Balance Sheet as of January 31, 2015, has been condensed from the audited consolidated financial statements.

See Notes to Condensed Consolidated Financial Statements.

Consolidated Statements of Earnings
($ in millions, except per share amounts) (unaudited)

	Three Months Ended
	May 2, 2015	May 3, 2014
Revenue	$8,558	$8,639
Cost of goods sold	6,520	6,672
Restructuring charges – cost of goods sold	8	—
Gross profit	2,030	1,967
Selling, general and administrative expenses	1,766	1,755
Restructuring charges	178	2
Operating income	86	210
Other income (expense)
Gain on sale of investments	2	—
Investment income and other	7	4
Interest expense	(20)	(23)
Earnings from continuing operations before income tax (benefit) expense	75	191
Income tax (benefit) expense	38	(278)
Net earnings from continuing operations	37	469
Gain (loss) from discontinued operations (Note 2), net of tax benefit of $3 and $2	92	(8)
Net earnings attributable to Best Buy Co., Inc. shareholders	$129	$461

Basic earnings (loss) per share attributable to Best Buy Co., Inc. shareholders
Continuing operations	$0.11	$1.35
Discontinued operations	0.26	(0.02)
Basic earnings per share	$0.37	$1.33

Diluted earnings (loss) per share attributable to Best Buy Co., Inc. shareholders
Continuing operations	$0.10	$1.33
Discontinued operations	0.26	(0.02)
Diluted earnings per share	$0.36	$1.31

Dividends declared per common share	$0.74	$0.17

Weighted-average common shares outstanding (in millions)
Basic	352.4	347.4
Diluted	357.6	350.4

See Notes to Condensed Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
($ in millions) (unaudited)

	Three Months Ended
	May 2, 2015	May 3, 2014
Net earnings including noncontrolling interests	$129	$461
Foreign currency translation adjustments	15	3
Unrealized loss on available-for-sale investments	—	(1)
Reclassification of foreign currency translation adjustments into earnings due to sale of business	(67)	—
Comprehensive income attributable to Best Buy Co., Inc. shareholders	$77	$463

See Notes to Condensed Consolidated Financial Statements.

Consolidated Statements of Change in Shareholders' Equity
($ and shares in millions) (unaudited)

	Best Buy Co., Inc.
	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Best Buy Co., Inc.	Non- controlling Interests	Total
Balances at January 31, 2015	352	$35	$437	$4,141	$382	$4,995	$5	$5,000
Net earnings, three months ended May 2, 2015	—	—	—	129	—	129	—	129
Foreign currency translation adjustments	—	—	—	—	15	15	—	15
Reclassification of foreign currency translation adjustments into earnings	—	—	—	—	(67)	(67)	—	(67)
Sale of noncontrolling interest	—	—	—	—	—	—	(5)	(5)
Stock-based compensation	—	—	27	—	—	27	—	27
Restricted stock vested and stock options exercised	1	—	22	—	—	22	—	22
Issuance of common stock under employee stock purchase plan	—	—	3	—	—	3	—	3
Tax benefit from stock options exercised, restricted stock vesting and employee stock purchase plan	—	—	5	—	—	5	—	5
Common stock dividends, $0.74 per share	—	—	—	(261)	—	(261)	—	(261)
Balances at May 2, 2015	353	$35	$494	$4,009	$330	$4,868	$—	$4,868

Balances at February 1, 2014	347	$35	$300	$3,159	$492	$3,986	$3	$3,989
Net earnings, three months ended May 3, 2014	—	—	—	461	—	461	—	461
Foreign currency translation adjustments	—	—	—	—	3	3	—	3
Unrealized losses on available-for-sale investments	—	—	—	—	(1)	(1)	—	(1)
Stock-based compensation	—	—	23	—	—	23	—	23
Restricted stock vested and stock options exercised	2	—	5	—	—	5	—	5
Issuance of common stock under employee stock purchase plan	—	—	4	—	—	4	—	4
Tax deficit from stock options exercised, restricted stock vesting and employee stock purchase plan	—	—	(2)	—	—	(2)	—	(2)
Common stock dividends, $0.17 per share	—	—	—	(58)	—	(58)	—	(58)
Balances at May 3, 2014	349	$35	$330	$3,562	$494	$4,421	$3	$4,424

See Notes to Condensed Consolidated Financial Statements.

Consolidated Statements of Cash Flows
($ in millions) (unaudited)

	Three Months Ended
	May 2, 2015	May 3, 2014
Operating activities
Net earnings including noncontrolling interests	$129	$461
Adjustments to reconcile net earnings to total cash provided by (used in) operating activities:
Depreciation	163	161
Restructuring charges	186	3
Gain on sale of business, net	(99)	—
Stock-based compensation	27	23
Deferred income taxes	(25)	(401)
Other, net	3	3
Changes in operating assets and liabilities:
Receivables	302	436
Merchandise inventories	261	121
Other assets	4	7
Accounts payable	(446)	(144)
Other liabilities	(309)	(312)
Income taxes	(206)	(50)
Total cash provided by (used in) operating activities	(10)	308

Investing activities
Additions to property and equipment	(124)	(111)
Purchases of investments	(547)	(496)
Sales of investments	440	224
Proceeds from sale of business, net of cash transferred upon sale	48	—
Change in restricted assets	(36)	21
Settlement of net investment hedges	5	—
Total cash used in investing activities	(214)	(362)

Financing activities
Repayments of debt	(8)	(6)
Dividends paid	(261)	(59)
Issuance of common stock	25	9
Other, net	6	3
Total cash used in financing activities	(238)	(53)
Effect of exchange rate changes on cash	9	(2)
Decrease in cash and cash equivalents	(453)	(109)
Cash and cash equivalents at beginning of period, excluding held for sale	2,432	2,678
Cash and cash equivalents held for sale at beginning of period	194	—
Cash and cash equivalents at end of period	$2,173	$2,569

See Notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements
(unaudited)

1.	Basis of Presentation

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

Historically, we have generated a higher proportion of our revenue and earnings in the fiscal fourth quarter, which includes the majority of the holiday shopping season in the U.S., Canada and Mexico. Due to the seasonal nature of our business, interim results are not necessarily indicative of results for the entire fiscal year. The interim financial statements and the related notes in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015. The first three months of fiscal 2016 and fiscal 2015 included 13 weeks.

In order to align our fiscal reporting periods and comply with statutory filing requirements in certain foreign jurisdictions, we consolidate the financial results of our Mexico operations on a one-month lag. Our policy is to accelerate recording the effect of events occurring in the lag period that significantly affect our consolidated financial statements. No such events were identified for this period.

In preparing the accompanying condensed consolidated financial statements, we evaluated the period from May 3, 2015, through the date the financial statements were issued, for material subsequent events requiring recognition or disclosure. No such events were identified for this period.

2.	Discontinued Operations

Discontinued operations are primarily comprised of Jiangsu Five Star Appliance Co., Limited ("Five Star") within our International segment. The presentation of discontinued operations has been retrospectively applied to all prior periods presented.

During the fourth quarter of fiscal 2015, we entered into a definitive agreement to sell Five Star to Yingtan City Xiangyuan Investment Limited Partnership and Zhejiang Real Estate Group Co. On February 13, 2015, we completed the sale of Five Star and recognized a gain on sale of $99 million. Following the sale of Five Star, we continue to hold one retail property in Shanghai, China, which remains held for sale at May 2, 2015, as we continue to actively market the property.

The composition of assets and liabilities disposed of as a result of the sale of Five Star was as follows ($ in millions):

February 13, 2015
Cash and cash equivalents	$125
Receivables	113
Merchandise inventories	252
All other assets	461
Total assets	$951

Accounts payable	$478
All other liabilities	128
Total liabilities	$606

The aggregate financial results of discontinued operations for the three months ended May 2, 2015 and May 3, 2014, respectively, were as follows ($ in millions):

	Three Months Ended
	May 2, 2015	May 3, 2014
Revenue	$212	$396

Restructuring charges(1)	—	1

Loss from discontinued operations before income tax benefit	(10)	(10)
Income tax benefit	3	2
Gain on sale of discontinued operations	99	—
Net gain (loss) from discontinued operations, including noncontrolling interests	92	(8)
Net loss from discontinued operations attributable to noncontrolling interests	—	—
Net gain (loss) from discontinued operations attributable to Best Buy Co., Inc. shareholders	$92	$(8)

(1)	See Note 5, Restructuring Charges, for further discussion of the restructuring charges associated with discontinued operations.

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

The following tables set forth by level within the fair value hierarchy, our financial assets and liabilities that were accounted for at fair value on a recurring basis at May 2, 2015, January 31, 2015, and May 3, 2014, according to the valuation techniques we used to determine their fair values ($ in millions).

		Fair Value Measurements Using Inputs Considered as
	Fair Value at May 2, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS
Cash and cash equivalents
Money market funds	$6	$6	$—	$—
Corporate bonds	22	—	22	—
Commercial paper	231	—	231	—
Short-term investments
Corporate bonds	320	—	320	—
Commercial paper	237	—	237	—
International government bonds	21	—	21	—
Other current assets
Foreign currency derivative instruments	13	—	13	—
Other assets
Interest rate swap derivative instruments	7	—	7	—
Auction rate securities	2	—	—	2
Marketable securities that fund deferred compensation	98	98	—	—

LIABILITIES
Accrued liabilities
Foreign currency derivative instruments	5	—	5	—
Interest rate swap derivative instruments	2	—	2	—

		Fair Value Measurements Using Inputs Considered as
	Fair Value at January 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS
Cash and cash equivalents
Money market funds	$265	$265	$—	$—
Corporate bonds	13	—	13	—
Commercial paper	165	—	165	—
Short-term investments
Corporate bonds	276	—	276	—
Commercial paper	306	—	306	—
Other current assets
Foreign currency derivative instruments	30	—	30	—
Other assets
Interest rate swap derivative instruments	1	—	1	—
Auction rate securities	2	—	—	2
Marketable securities that fund deferred compensation	97	97	—	—

ASSETS HELD FOR SALE
Cash and cash equivalents
Money market funds	16	16	—	—

		Fair Value Measurements Using Inputs Considered as
	Fair Value at May 3, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS
Cash and cash equivalents
Money market funds	$16	$16	$—	$—
Commercial paper	149	—	149	—
U.S. Treasury bills	100	100	—	—
Short-term investments
Commercial paper	234	—	234	—
U.S. Treasury bills	100	100	—	—
Other assets
Auction rate securities	9	—	—	9
Marketable equity securities	10	10	—	—
Marketable securities that fund deferred compensation	96	96	—	—

LIABILITIES
Accrued liabilities
Foreign currency derivative instruments	8	—	8	—

There was no change in the beginning and ending balances of items measured at fair value on a recurring basis in the tables above that used significant unobservable inputs (Level 3) for the three months ended May 2, 2015.

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

International Government Bonds. Our international government bonds investments were measured at fair value using quoted market prices. They were classified as Level 2 as they trade in a non-active market for which bond prices are readily available.

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

The following table summarizes the fair value remeasurements for non-restructuring property and equipment impairments and restructuring impairments recorded during the three months ended May 2, 2015, and May 3, 2014 ($ in millions):

	Three Months Ended		Three Months Ended
	May 2, 2015		May 3, 2014
	Impairments	Remaining Net Carrying Value(1)	Impairments	Remaining Net Carrying Value(1)
Continuing operations
Property and equipment (non-restructuring)	$11	$9	$9	$—
Restructuring activities(2)
Tradename	40	—	—	—
Property and equipment	29	—	1	—
Total continuing operations	$80	$9	$10	$—

(1)	Remaining net carrying value approximates fair value.

(2)	See Note 5, Restructuring Charges, for additional information.

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

4.    Goodwill and Intangible Assets

The changes in the carrying values of goodwill and indefinite-lived tradenames by segment were as follows in the three months ended May 2, 2015, and May 3, 2014 ($ in millions):

	Goodwill	Indefinite-lived Tradenames
	Domestic	Domestic	International	Total
Balances at January 31, 2015	$425	$18	$39	$57
Changes in foreign currency exchange rates	—	—	1	1
Canada brand restructuring(1)	—	—	(40)	(40)
Balances at May 2, 2015	$425	$18	$—	$18

(1)
Represents the Future Shop tradename impaired as a result of the Canadian brand consolidation in the first quarter of fiscal 2016. See Note 5, Restructuring Charges, for further discussion of the Canadian brand consolidation.

	Goodwill	Indefinite-lived Tradenames
	Domestic	Domestic	International	Total
Balances at February 1, 2014	$425	$19	$82	$101
Changes in foreign currency exchange rates	—	—	(1)	(1)
Balances at May 3, 2014	$425	$19	$81	$100

The following table provides the gross carrying amount of goodwill and cumulative goodwill impairment ($ in millions):

	May 2, 2015		January 31, 2015		May 3, 2014
	Gross Carrying Amount(1)	Cumulative Impairment(1)	Gross Carrying Amount(1)	Cumulative Impairment(1)	Gross Carrying Amount	Cumulative Impairment
Goodwill	$1,100	$(675)	$1,100	$(675)	$1,308	$(883)

(1)	Excludes the gross carrying amount and cumulative impairment related to Five Star, which was held for sale at January 31, 2015. The sale was completed on February 13, 2015.

5.    Restructuring Charges

Charges incurred in the three months ended May 2, 2015, and May 3, 2014, for our restructuring activities were as follows ($ in millions):

	Three Months Ended
	May 2, 2015	May 3, 2014
Continuing operations
Canadian brand consolidation	$188	$—
Renew Blue	(2)	6
Other restructuring activities(1)	—	(4)
Total continuing operations	186	2
Discontinued operations
Renew Blue	—	1
Total restructuring charges	$186	$3

(1)
Represents activity related to our remaining vacant space liability for U.S. large-format store closures in fiscal 2013. We may continue to incur immaterial adjustments to the liability for changes in sublease assumptions or potential lease buyouts. In addition, lease payments for vacated stores will continue until leases expire or are terminated. The remaining facility closure cost liability was $29 million at May 2, 2015.

Canadian Brand Consolidation

In the first quarter of fiscal 2016, we consolidated the Future Shop and Best Buy stores and websites in Canada under the Best Buy brand. This resulted in the permanent closure of 66 Future Shop stores and the conversion of the remaining 65 Future Shop stores to the Best Buy brand. In the first quarter of fiscal 2016, we incurred $188 million of restructuring charges related to implementing these changes, which primarily consisted of lease exit costs, a tradename impairment, property and equipment impairments, employee termination benefits and inventory write-downs. We expect to incur total pre-tax charges in the range of $200 million to $280 million related to this action, which includes restructuring charges and other non-restructuring asset impairments and costs. The total charges includes approximately $140 million to $180 million of cash charges. We expect to substantially complete this activity in fiscal 2016, with the exception of lease payments for vacated stores which will continue until the leases expire or we otherwise terminate the leases.

The inventory write-downs related to our Canadian brand consolidation are presented in restructuring charges – cost of goods sold in our Consolidated Statements of Earnings, and the remainder of the restructuring charges are presented in restructuring charges in our Consolidated Statements of Earnings. The composition of total restructuring charges we incurred for the Canadian brand consolidation in the first quarter of fiscal 2016 was as follows ($ in millions):

International
Continuing operations
Inventory write-downs	$8
Property and equipment impairments	29
Tradename impairment	40
Termination benefits	24
Facility closure and other costs	87
Total continuing operations	$188

The following tables summarize our restructuring accrual activity during the three months ended May 2, 2015, related to termination benefits and facility closure and other costs associated with Canadian brand consolidation ($ in millions):

	Termination Benefits	Facility Closure and Other Costs	Total
Balances at January 31, 2015	$—	$—	$—
Charges	24	98	122
Cash payments	(17)	(3)	(20)
Changes in foreign currency exchange rates	1	3	4
Balances at May 2, 2015	$8	$98	$106

Renew Blue

In the fourth quarter of fiscal 2013, we began implementing initiatives intended to reduce costs and improve operating performance. These initiatives included focusing on core business activities, reducing headcount, updating our store operating model and optimizing our real estate portfolio. These cost reduction initiatives represented one of the key Renew Blue priorities. We recognized a benefit of $2 million and incurred $6 million of restructuring charges related to Renew Blue initiatives during the first three months of fiscal 2016 and 2015, respectively. The benefit in the first three months of fiscal 2016 was primarily due to an adjustment to our employee termination benefit liability due to higher-than-expected employee retention. The charges in the first three months of fiscal 2015 were primarily comprised of employee termination benefits. We expect to continue to implement cost reduction initiatives throughout the remainder of fiscal 2016, as we further analyze our operations and strategies.

For continuing operations, the inventory write-downs related to our Renew Blue restructuring activities are presented in restructuring charges - cost of goods sold in our Consolidated Statements of Earnings and the remainder of the restructuring charges are presented in restructuring charges in our Consolidated Statements of Earnings. The restructuring charges from discontinued operations related to this plan are presented in loss from discontinued operations, net of tax.

The composition of the restructuring charges we incurred for this program in the three months ended May 2, 2015, and May 3, 2014, as well as the cumulative amount incurred through May 2, 2015, was as follows ($ in millions):

	Domestic			International			Total
	Three Months Ended		Cumulative Amount	Three Months Ended		Cumulative Amount	Three Months Ended		Cumulative Amount
	May 2, 2015	May 3, 2014		May 2, 2015	May 3, 2014		May 2, 2015	May 3, 2014
Continuing operations
Inventory write-downs	$—	$—	$1	$—	$—	$—	$—	$—	$1
Property and equipment impairments	—	—	14	—	1	25	—	1	39
Termination benefits	(2)	6	159	—	2	38	(2)	8	197
Investment impairments	—	—	43	—	—	—	—	—	43
Facility closure and other costs	—	—	4	—	(3)	51	—	(3)	55
Total continuing operations	(2)	6	221	—	—	114	(2)	6	335
Discontinued operations
Property and equipment impairments	—	—	—	—	—	1	—	—	1
Termination benefits	—	—	—	—	—	16	—	—	16
Facility closure and other costs	—	—	—	—	1	11	—	1	11
Total Discontinued Operations	—	—	—	—	1	28	—	1	28
Total	$(2)	$6	$221	$—	$1	$142	$(2)	$7	$363

The following tables summarize our restructuring accrual activity during the three months ended May 2, 2015, and May 3, 2014, related to termination benefits and facility closure and other costs associated with this program ($ in millions):

	Termination Benefits	Facility Closure and Other Costs	Total
Balances at January 31, 2015	$16	$23	$39
Charges	—	—	—
Cash payments	(2)	(4)	(6)
Adjustments(1)	(8)	(4)	(12)
Changes in foreign currency exchange rates	—	1	1
Balances at May 2, 2015	$6	$16	$22

(1)
Adjustments to termination benefits were due to higher-than-expected employee retention. In addition, adjustments include the remaining liabilities written off as a result of the sale of Five Star, as described in Note 2, Discontinued Operations.

	Termination Benefits	Facility Closure and Other Costs	Total
Balances at February 1, 2014	$111	$51	$162
Charges	22	2	24
Cash payments	(26)	(6)	(32)
Adjustments(1)	(14)	(5)	(19)
Changes in foreign currency exchange rates	—	(5)	(5)
Balances at May 3, 2014	$93	$37	$130

(1)	Adjustments to termination benefits were due to higher-than-expected employee retention. Adjustments to facility closure and other costs represent changes in sublease assumptions.

6.    Debt

Long-term debt consisted of the following ($ in millions):

	May 2, 2015	January 31, 2015	May 3, 2014
2016 Notes	$350	$349	$349
2018 Notes	500	500	500
2021 Notes	649	649	649
Interest rate swap valuation adjustments	5	1	—
Financing lease obligations	60	69	90
Capital lease obligations	43	52	59
Other debt	—	1	1
Total long-term debt	1,607	1,621	1,648
Less: current portion(1)	(383)	(41)	(44)
Total long-term debt, less current portion	$1,224	$1,580	$1,604

(1)	Our 2016 Notes due March 15, 2016, are classified in the current portion of long-term debt as of May 2, 2015.

The fair value of total long-term debt approximated $1,671 million, $1,677 million, and $1,705 million at May 2, 2015, January 31, 2015, and May 3, 2014, respectively, based primarily on the market prices quoted from external sources, compared with carrying values of $1,607 million, $1,621 million, and $1,648 million, respectively. If long-term debt was measured at fair value in the financial statements, it would be classified primarily as Level 2 in the fair value hierarchy.

See Note 5, Debt, in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015, for additional information regarding the terms of our debt facilities, debt instruments and other obligations.

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

Net Investment Hedges

We use foreign exchange forward contracts to hedge against the effect of Canadian dollar exchange rate fluctuations on a portion of our net investment in our Canadian operations. The contracts have terms up to 12 months. For a net investment hedge, we recognize changes in the fair value of the derivative as a component of foreign currency translation within other comprehensive income to offset a portion of the change in translated value of the net investment being hedged, until the investment is sold or liquidated. We limit recognition in net earnings of amounts previously recorded in other comprehensive income to circumstances such as complete or substantially complete liquidation of the net investment in the hedged foreign operation. We report the ineffective portion of the gain or loss, if any, in net earnings.

Interest Rate Swaps

We use "receive fixed-rate, pay variable-rate" interest rate swaps to mitigate the effect of interest rate fluctuations on our 2018 Notes and 2021 Notes. Our interest rate swap contracts are considered perfect hedges because the critical terms and notional amounts match those of our fixed-rate debt being hedged and are therefore accounted as a fair value hedge using the shortcut method. Under the shortcut method, we recognize the change in the fair value of the derivatives with an offsetting change to the carrying value of the debt. Accordingly, there is no impact on our Consolidated Statements of Earnings from the fair value of the derivatives.

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

Summary of Derivative Balances

The following table presents the gross fair values for outstanding derivative instruments and the corresponding classification at May 2, 2015, January 31, 2015 and May 3, 2014:

	May 2, 2015		January 31, 2015		May 3, 2014
Contract Type	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Derivatives designated as net investment hedges(1)	$8	$2	$19	$—	$—	$—
Derivatives designated as interest rate swaps(2)	7	2	1	—	—	—
No hedge designation (foreign exchange forward contracts)(1)	5	3	11	—	—	8
Total	$20	$7	$31	$—	$—	$8

(1)	The fair value is recorded in other current assets or accrued liabilities.

(2)	The fair value is recorded in other assets or long-term liabilities.

The following table presents the effects of derivative instruments on Other Comprehensive Income ("OCI") and on our Consolidated Statements of Earnings for the first quarter of fiscal 2016 and 2015:

	Three Months Ended		Three Months Ended
	May 2, 2015		May 3, 2014
Contract Type	Pre-tax Gain(Loss) Recognized in OCI	Gain(Loss) Reclassified from Accumulated OCI to Earnings (Effective Portion)	Pre-tax Gain(Loss) Recognized in OCI	Gain(Loss) Reclassified from Accumulated OCI to Earnings (Effective Portion)
Derivatives designated as net investment hedges	$(9)	$—	$—	$—

The following tables present the effects of derivative instruments on our Consolidated Statements of Earnings for the first quarter of fiscal 2016 and 2015:

	Gain (Loss) Recognized within SG&A
	Three Months Ended	Three Months Ended
Contract Type	May 2, 2015	May 3, 2014
No hedge designation (foreign exchange forward contracts)	$(5)	$(3)

	Gain (Loss) Recognized within Interest Expense
	Three Months Ended	Three Months Ended
Contract Type	May 2, 2015	May 3, 2014
Interest rate swap gain	$4	$—
Long-term debt loss	(4)	—
Net impact on Consolidated Statements of Earnings	$—	$—

The following table presents the notional amounts of our derivative instruments at May 2, 2015, January 31, 2015 and May 3, 2014:

	Notional Amount
Contract Type	May 2, 2015	January 31, 2015	May 3, 2014
Derivatives designated as net investment hedges	$222	$197	$—
Derivatives designated as interest rate swaps	750	145	—
No hedge designation (foreign exchange forward contracts)	199	212	131
Total	$1,171	$554	$131

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

The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings per share from continuing operations attributable to Best Buy Co., Inc. ($ and shares in millions):

	Three Months Ended
	May 2, 2015	May 3, 2014
Numerator
Net earnings from continuing operations attributable to Best Buy Co., Inc.	$37	$469

Denominator
Weighted-average common shares outstanding	352.4	347.4
Effect of potentially dilutive securities:
Nonvested share awards	5.2	3.0
Weighted-average common shares outstanding, assuming dilution	357.6	350.4

Net earnings per share from continuing operations attributable to Best Buy Co., Inc.
Basic	$0.11	$1.35
Diluted	$0.10	$1.33

The computation of weighted-average common shares outstanding, assuming dilution, excluded options to purchase 10.1 million and 16.2 million shares of our common stock for the three months ended May 2, 2015, and May 3, 2014, respectively. These amounts were excluded as the options’ exercise prices were greater than the average market price of our common stock for the periods presented and, therefore, the effect would be anti-dilutive (i.e., including such options would result in higher earnings per share).

9.    Comprehensive Income

The following tables provide a reconciliation of the components of accumulated other comprehensive income, net of tax, attributable to Best Buy Co., Inc. for the three months ended May 2, 2015, and the three months ended May 3, 2014, respectively ($ in millions).

	Foreign Currency Translation	Available-For-Sale Investments	Total
Balances at January 31, 2015	$382	$—	$382
Foreign currency translation adjustments	15	—	15
Reclassification of foreign currency translation adjustments into earnings due to sale of business	(67)	—	(67)
Balances at May 2, 2015	$330	$—	$330

	Foreign Currency Translation	Available-For-Sale Investments	Total
Balances at February 1, 2014	$485	$7	$492
Foreign currency translation adjustments	3	—	3
Unrealized losses on available-for-sale investments	—	(1)	(1)
Balances at May 3, 2014	$488	$6	$494

The gains and losses on our net investment hedges, which are included in foreign currency translation, were not material for the periods presented. There is generally no tax impact related to foreign currency translation adjustments, as the earnings are considered permanently reinvested. In addition, there were no material tax impacts related to gains or losses on available-for-sale investments in the periods presented.

10.    Income Taxes

In the first quarter of fiscal 2015, we filed an election with the Internal Revenue Service to treat a U.K. subsidiary as a disregarded entity such that its assets were deemed to be assets held directly by a U.S. entity for U.S. tax purposes. This tax-only election resulted in the elimination of our outside basis difference in the U.K. subsidiary. Additionally, the election resulted in the recognition of a deferred tax asset (and corresponding income tax benefit) for the remaining unrecognized inside tax basis in the U.K. subsidiary’s intangible asset. Excluding the $353 million income tax benefit related to this election, our effective tax rate in the first quarter of fiscal 2015 would have been 39.0%. See Note 10, Income Taxes, in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015, for additional information.

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

We aggregate our Canada and Mexico businesses into one International operating segment. Our Domestic and International operating segments also represent our reportable segments. The accounting policies of the segments are the same as those described in Note 1, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

Revenue by reportable segment was as follows ($ in millions):

	Three Months Ended
	May 2, 2015	May 3, 2014
Domestic	$7,890	$7,781
International	668	858
Total revenue	$8,558	$8,639

Operating income (loss) by reportable segment and the reconciliation to earnings from continuing operations before income tax (benefit) expense were as follows ($ in millions):

	Three Months Ended
	May 2, 2015	May 3, 2014
Domestic	$304	$226
International	(218)	(16)
Total operating income	86	210
Other income (expense)
Gain on sale of investments	2	—
Investment income and other	7	4
Interest expense	(20)	(23)
Earnings from continuing operations before income tax (benefit) expense	$75	$191

Assets by reportable segment were as follows ($ in millions):

	May 2, 2015	January 31, 2015	May 3, 2014
Domestic	$12,395	$12,998	$11,514
International	1,324	2,258	2,397
Total assets	$13,719	$15,256	$13,911

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

Our MD&A should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended January 31, 2015, as well as our reports on Forms 10-Q and 8-K and other publicly available information. All amounts herein are unaudited.

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

Our business, like that of many retailers, is seasonal. Historically, we have realized more of our revenue and earnings in the fiscal fourth quarter, which includes the majority of the holiday shopping season in the U.S., Canada and Mexico. While consumers view some of the products and services we offer as essential, others are viewed as discretionary purchases. Consequently, our financial results are susceptible to changes in consumer confidence and other macroeconomic factors, including unemployment, consumer credit availability and the condition of the housing market. Additionally, other factors directly impact our performance, such as product life-cycles (including the introduction and pace of adoption of new technology) and the competitive retail environment. As a result of these factors, predicting our future revenue and net earnings is difficult.

Throughout this MD&A, we refer to comparable sales. Our comparable sales calculation compares revenue from stores, websites and call centers operating for at least 14 full months, as well as revenue related to certain other comparable sales channels for a particular period to the corresponding period in the prior year. Relocated stores, as well as remodeled, expanded and downsized stores closed more than 14 days, are excluded from the comparable sales calculation until at least 14 full months after reopening. Acquisitions are included in the comparable sales calculation beginning with the first full quarter following the first anniversary of the date of the acquisition. The portion of the calculation of comparable sales attributable to our International segment excludes the effect of fluctuations in foreign currency exchange rates. The calculation of comparable sales excludes the impact of revenue from discontinued operations. The Canadian brand consolidation described below, which included the permanent closure of 66 Future Shop stores, the conversion of 65 Future Shop stores to Best Buy stores and the elimination of the Future Shop website, is expected to have a material impact on a year-over-year basis on the remaining Canadian retail stores and the website. As such, all store and website revenue has been removed from the comparable sales base and the International segment (comprised of Canada and Mexico) no longer has a comparable metric in fiscal 2016. Therefore, Enterprise comparable sales will be equal to Domestic segment comparable sales until International segment revenue is again comparable on a year-over-year basis. Enterprise comparable sales for prior periods presented includes revenue from our International segment.

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

This MD&A includes reference to sales for certain consumer electronics categories. According to The NPD Group’s ("NPD") Weekly Tracking Service as published May 11, 2015, revenue for the consumer electronics industry declined 5.3% during the 13 weeks ended May 2, 2015, compared to the 13 weeks ended May 3, 2014. The consumer electronics industry, as defined by NPD, includes televisions, desktop and notebook computers, tablets not including Kindle, digital imaging and other categories. Sales of these products represent approximately 65% of our Domestic segment revenue. The data does not include mobile phones, gaming, movies, music, appliances or services.

This MD&A includes financial information prepared in accordance with accounting principles generally accepted in the United States ("GAAP"), as well as certain adjusted or non-GAAP financial measures such as non-GAAP operating income, non-GAAP net earnings from continuing operations, non-GAAP diluted earnings per share (EPS) from continuing operations and non-GAAP debt to earnings before interest, income taxes, depreciation, amortization and rent ("EBITDAR") ratio. Generally, a non-GAAP financial measure is a numerical measure of financial performance, financial position or cash flows that excludes (or includes) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with GAAP. The non-GAAP financial measures should be viewed as a supplement to, and not a substitute for, financial measures presented in accordance with GAAP. Non-GAAP measures as presented herein may not be comparable to similarly titled measures used by other companies.

We believe that the non-GAAP measures described above provide meaningful supplemental information to assist shareholders in understanding our financial results and assessing our prospects for future performance. Management believes non-GAAP operating income, non-GAAP net earnings from continuing operations and non-GAAP diluted earnings per share from continuing operations are important indicators of our operations because they exclude items that may not be indicative of, or are unrelated to, our core operating results and provide a baseline for analyzing trends in our underlying businesses. Management makes standard adjustments for items such as restructuring charges, goodwill impairments, non-restructuring asset impairments and gains or losses on investments, as well as adjustments for other items that may arise during the period and have a meaningful impact on comparability. To measure adjusted operating income, we removed the impact of the cathode ray tube (CRT) litigation settlements and related legal fees and costs, restructuring charges – cost of goods sold, non-restructuring asset impairments, restructuring charges and other Canadian brand consolidation costs from operating income. Non-GAAP net earnings from continuing operations was calculated by removing the after-tax impact of operating income adjustments and the gains on investments, as well as the income tax impacts of reorganizing certain European legal entities in the first quarter of fiscal 2015 from net earnings from continuing operations. To measure non-GAAP diluted EPS from continuing operations, we excluded the per share impact of net earnings adjustments from diluted earnings per share. Management believes our non-GAAP debt to EBITDAR ratio is an important indicator of our creditworthiness. Because non-GAAP financial measures are not standardized, it may not be possible to compare these financial measures with other companies' non-GAAP financial measures having the same or similar names. These non-GAAP financial measures are an additional way of viewing aspects of our operations that, when viewed with our GAAP results and the reconciliations to GAAP results within our discussion of consolidated performance below, provide a more complete understanding of our business. We strongly encourage investors and shareholders to review our financial statements and publicly-filed reports in their entirety and not to rely on any single financial measure.

Business Strategy Update

Enterprise revenue was $8.6 billion in the first quarter of fiscal 2016. Our non-GAAP operating income rate of 2.6% was flat to last year, including approximately 35 basis points of increased costs to support our investments in future growth initiatives. Our non-GAAP diluted EPS of $0.37 was up 6%. In the Domestic segment, the NPD-reported consumer electronics categories, which represent approximately 65% of our revenue, were down 5.3%. Our Domestic comparable sales, excluding the impact of installment billing, declined only 0.7% as we continued to take advantage of strong product cycles in large screen televisions and iconic mobile phones and continued growth in the major appliance category. Offsetting these positive trends was continued industry softness in other categories, most notably in tablets and computing, where we have significant market share. Per NPD, the tablet category declined nearly 30%, similar to last quarter, and computing declined high-single digits versus low-single digits last quarter. As a reminder, the NPD-tracked categories do not include mobile phones, gaming, movies, music, appliances or services. We believe that some of these categories, such as mobile phones and appliances, are growing categories.

Throughout the quarter, our strategy of delivering "Advice, Service and Convenience at Competitive Prices" continued to resonate with our customers. While merchandising, marketing and operational execution were the tactical drivers of our better-than-expected first quarter of fiscal 2016 financial results, strategically, we believe the cumulative impact of the progress we have made to improve our multi-channel customer experience is what has allowed us to consistently outperform the market. We believe our results reflect the progress we have made; however, we know there are significant opportunities and work ahead of us.

Thus we continued to invest in the first quarter in the fiscal 2016 growth initiatives that we outlined in March. While these investments did, and will continue to, put pressure on our operating income rate, we believe they are imperative to driving future growth and improving our customer experience at every touch point. Today we interact with customers in three distinct and complementary channels – online, in-store and in-home. We believe our ability to do this – particularly in-home – is a strategic competitive advantage that, with these investments, will further differentiate Best Buy from the competition, and allow us to deliver a uniquely personalized experience to our customers where, when and how they want to be served.

As we invest, we will keep the focus on the customer experience that forms the core of our strategy. We operate in a retail world where good service is expected; therefore, we have to continue to identify and eliminate customer pain points as quickly as possible, and in parallel, continue to focus on building uniquely engaging customer experiences that will be the basis for stronger long-term customer loyalty.

The following provides highlights of the progress we have made against our fiscal 2016 priorities, including our growth initiatives around key product categories, life events and services.

From a Merchandising standpoint, in appliances, we rolled out 11 of the 60 additional Pacific Kitchen & Home stores-within-a-store planned for this year. We also continued to invest in our fixed infrastructure to support the scaling of our appliance business as industry competition continues to provide opportunities to gain share. While these are multi-year investments, we do expect to see gradual and incremental improvements over time. In fact, in the first quarter, we saw early progress in improving our Net Promoter Score (NPS) in appliance delivery and installation.

In mobile phones, we extended our mobile phone installment billing selling capability online with AT&T and plan to roll out other carriers this summer. At this time, we are the only non-carrier retailer who can offer these types of plans both online and in-store, and we believe this is a critical capability as consumer demand for installment billing continues to grow.

We also continued to build out our key life events program. It is still very early for our newly launched wedding and gift registry, but we are continuing to see our "new mover" program drive significant revenue growth, particularly in televisions. We also launched an improved version of our multi-channel gift center to deliver a better customer experience by significantly expanding the curated products to include more price points and more occasions. This was accomplished by supporting both calendar-based events like holidays, as well as using our Athena customer database to capitalize on other key events such as birthdays and anniversaries.

We have also accomplished several recent developments related to our Online experience. With such a significant and fast-growing portion of our traffic now coming from mobile devices, it is imperative that we accelerate the transformation of our mobile customer experience. So, in the first quarter we launched our new mobile app. The new app, which includes the acceptance of Apple Pay, has received strong customer reviews.

During the quarter, we also launched new search capabilities that improve the online visibility of returned, open-box inventory. While there are more capabilities being implemented this year to improve recovery of our returned, replaced and damaged inventory, to date we have made it much easier for customers to find, view and shop open-box products by adding the relevant information and links to the product listing pages and search results.

Lastly, we began recruiting for our new technology development center in Seattle, which we believe will be instrumental in continuing the transformation of our e-commerce technology platform and mobile customer experience.

Turning to Services, we envision Services playing three important roles: (1) to be a differentiator by offering a unique service as part of the product purchase; (2) to be a business driver, contributing to product sales and a stronger customer relationship; and (3) to be a profit center in its own right.

We view Services as a source of strategic competitive advantage based on our ability to provide these services online, in-store and in the customer’s home through our own system designers and Geek Squad agents. We are encouraged by the early progress we have been making. For example, we are seeing strong and improving NPS across our Services portfolio. We are also getting a positive customer response from our in-home consultations and services provided by our Magnolia Design Centers and the classes we have begun offering in some of our stores. We also know we are in the midst of a multi-year transformation of our Services activities that entails significant work around our services offerings, capabilities, processes, tools and systems across all customer touch points.

As we look forward to fiscal 2016 and beyond, it is imperative that we continue to focus on reducing costs and driving operational efficiencies to fund investments in our future. Therefore, as we announced last quarter, we are continuing to aggressively pursue the benefits from the second phase of our Renew Blue cost reduction and gross profit optimization program and are encouraged by our early work. Our phase two target is approximately $400 million in annualized savings over the next three years, including the remaining benefit of approximately $250 million from our previously disclosed returns, replacements and damages opportunity. These savings are not expected to begin until the second half of fiscal 2016 due to their structural nature and the time that it will take to develop systems to capture the opportunities.

These savings will be partially offset, however, by the incremental investments we are making in our future growth initiatives, which for this year, we expect to be in the range of $100 million to $120 million, or $0.17 to $0.21 in diluted EPS. In the first quarter, we invested approximately $30 million, or $0.05 of diluted EPS, to fund these initiatives.

Canadian Brand Consolidation

We are aiming to strengthen our long-term position in Canada as the leading provider of consumer electronics products, services and solutions by consolidating our Future Shop brand into the Best Buy brand. This plan included permanently closing 66 Future Shop locations, which we did in March, and converting the remaining 65 Future Shop locations and Future Shop website to the Best Buy brand. With these closures, we now have a total of 192 locations across Canada, including 136 large-format stores and 56 Best Buy Mobile stores.

This plan also includes building a leading multi-channel customer experience which replicates successful aspects of our Domestic Renew Blue strategy, including (1) launching major appliances in all stores; (2) working with our vendor partners to bring their products to life in a more compelling way; (3) increasing our staffing levels to better serve our customers; and (4) investing in the online shopping experience, including expanding our in-store pick-up areas, launching ship-from-store and introducing a Marketplace program. To deliver this leading multi-channel experience, as we previously disclosed, we are projecting to invest up to $160 million in capital over the next two years.

For the balance of fiscal 2016, as we announced in March 2015, we are continuing to project a non-GAAP diluted EPS impact from the Canadian brand consolidation in the range of negative $0.10 to $0.20 due to lost revenue from the closed stores, disruption to the re-branded stores, and higher SG&A due to the short-term investments we are planning to make to maximize customer retention from closed stores. This initial non-GAAP diluted EPS impact, which was minimal in the first quarter of fiscal 2016 due to just one month of disruption, is expected to be fully incurred in fiscal 2016. The top-line negative impact from the store closings, net of customer retention rates, however, is expected to continue long term. Ultimately, we expect the Canadian business to be more vibrant and more profitable, with profitability being defined as both higher operating income dollars and a higher operating income rate.

Fiscal 2016 Trends

Our outlook for the second quarter of fiscal 2016 is based on the following assumptions: (1) in the Domestic segment, a flat to positive low-single digit revenue growth rate; (2) higher year-over-year non-GAAP Domestic segment SG&A dollars due to increased investments in future growth initiatives and SG&A inflation; (3) in the International segment, a revenue decline of 30% to 35% due to store closures and overall disruption from the Canadian brand consolidation in addition to the ongoing negative impact of foreign exchange rates; and (4) an International segment non-GAAP operating income rate in the range of negative 3.5% to negative 5.0%, reflecting the near-term impacts of the Canadian brand consolidation that we have previously disclosed.

With these assumptions, our Enterprise outlook for the second quarter of fiscal 2016 includes (1) a flat to negative low-single digit revenue growth rate and (2) a year-over-year non-GAAP operating income rate decline in the range of negative 0.3% of revenue to negative 0.5% of revenue, which is in line with our previous outlook. This revised outlook, however, now assumes a strengthening in our Domestic segment versus our previous outlook, offset by the near-term impacts of the Canadian brand consolidation. Additionally, we expect the non-GAAP continuing operations effective income tax rate to be in the range of 38% to 40%.

Results of Operations

In order to align our fiscal reporting periods and comply with statutory filing requirements in certain foreign jurisdictions, we consolidate the financial results of our Mexico operations on a one-month lag. Consistent with such consolidation, the financial and non-financial information presented in our MD&A relative to Mexico is also presented on a one-month lag. Our policy is to accelerate recording the effect of events occurring in the lag period that significantly affect our consolidated financial statements. There were no significant intervening events which would have materially affected our financial condition, results of operations, liquidity or other factors had they been recorded during the three months ended May 2, 2015.

Discontinued Operations Presentation

Discontinued operations are comprised primarily of Five Star within our International segment. Unless otherwise stated, financial results discussed herein refer to continuing operations.

Domestic Segment Installment Billing Plans

In April 2014, we began to sell installment billing plans offered by mobile carriers to our customers to complement the more traditional two-year plans. While the two types of contracts have broadly similar overall economics, installment billing plans typically generate higher revenues due to higher proceeds for devices and higher cost of sales due to lower device subsidies. As we increase our mix of installment billing plans, there is an associated increase in revenue and cost of goods sold and a decrease in gross profit rate, with gross profit dollars relatively unaffected. We estimate that our first quarter of fiscal 2016 Enterprise and Domestic comparable sales of 0.6% include a 1.3% of revenue impact from this classification difference.

Consolidated Performance Summary

The following table presents selected consolidated financial data ($ in millions, except per share amounts):

	Three Months Ended
	May 2, 2015	May 3, 2014
Revenue	$8,558	$8,639
Revenue % decline	(0.9)%	(3.2)%
Comparable sales % gain (decline)(1)	0.6%	(1.8)%
Comparable sales % decline, excluding estimated impact of installment billing(1)(2)	(0.7)%	(1.8)%
Restructuring charges – cost of goods sold	$8	$—
Gross profit	$2,030	$1,967
Gross profit as a % of revenue(3)	23.7%	22.8%
SG&A	$1,766	$1,755
SG&A as a % of revenue(3)	20.6%	20.3%
Restructuring charges	$178	$2
Operating income	$86	$210
Operating income as a % of revenue	1.0%	2.4%
Net earnings from continuing operations	$37	$469
Earnings (loss) from discontinued operations	$92	$(8)
Net earnings attributable to Best Buy Co., Inc. shareholders	$129	$461
Diluted earnings per share from continuing operations	$0.10	$1.33
Diluted earnings per share	$0.36	$1.31

(1)
Enterprise comparable sales for the first quarter of fiscal 2015 includes revenue from our International segment. Excluding the International segment, Enterprise comparable sales would have been (1.3)%, i.e., equal to Domestic segment comparable sales.

(2)	Represents comparable sales excluding the estimated 1.3% of revenue benefit from installment billing in the first quarter of fiscal 2016.

(3)
Because retailers vary in how they record costs of operating their supply chain between cost of goods sold and SG&A, our gross profit rate and SG&A rate may not be comparable to other retailers’ corresponding rates. For additional information regarding costs classified in cost of goods sold and SG&A, refer to Note 1, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

The components of the 0.9% revenue decrease for the first quarter of fiscal 2016 were as follows:

Three Months Ended
May 2, 2015
Impact of foreign currency exchange rate fluctuations	(1.0)%
Non-comparable sales(1)	(0.4)%
Comparable sales impact	0.5%
Total revenue decrease	(0.9)%

(1)
Non-comparable sales reflects the impact of net store opening and closing activity, including the Canadian brand consolidation activity, as well as the impact of revenue streams not included within our comparable sales calculation, such as credit card revenue, gift card breakage, commercial sales, and sales of merchandise to wholesalers and dealers.

The gross profit rate increased by 0.9% of revenue in the first quarter of fiscal 2016. Our Domestic segment accounted for an increase in our gross profit rate of 1.1% of revenue, and our International segment accounted for a decrease in our gross profit rate of 0.2% of revenue. For further discussion of each segment’s gross profit rate changes, see Segment Performance Summary below.

The SG&A rate increased by 0.3% of revenue in the first quarter of fiscal 2016. The Domestic segment accounted for the majority of the increase. For further discussion of each segment’s SG&A rate changes, see Segment Performance Summary below.

We recorded restructuring charges of $186 million in the first quarter of fiscal 2016, which included $8 million of inventory write-downs recorded in cost of goods sold. Our Domestic segment recorded a benefit of $2 million and our International segment recorded charges of $188 million. The restructuring charges recorded in the first quarter of fiscal 2016 resulted in a decrease in our operating income rate of 2.2% of revenue. We recorded $2 million of restructuring charges in the first quarter of fiscal 2015, all in our Domestic segment, which had no impact on our operating income rate. For further discussion of each segment’s restructuring charges, see Segment Performance Summary below.

Operating income decreased $124 million and our operating income rate decreased to 1.0% of revenue in the first quarter of fiscal 2016, compared to 2.4% of revenue in the first quarter of fiscal 2015. The decrease in operating income was primarily due to the increase in restructuring charges and a decrease in gross profit, which was driven by lower revenue in our International segment as a result of our Canadian brand consolidation. These decreases were partially offset by the $67 million of cathode ray tube (CRT) settlements net of legal expenses and costs in the first quarter of fiscal 2016.

Income Tax (Benefit) Expense

Income tax expense increased to $38 million in the first quarter of fiscal 2016 compared to a tax benefit of $278 million in the prior-year period, primarily due to a $353 million discrete benefit related to reorganizing certain European legal entities in the prior-year period. Our effective income tax rate in the first quarter of fiscal 2016 was 50.3% compared to a rate of (145.9)% in the first quarter of fiscal 2015. Excluding the impact of the European legal entity reorganization, the effective tax rate would have been 39.0%. The increase in the effective income tax rate was primarily due to the discrete benefit related to the reorganization mentioned above, partially offset by a lower mix of forecast taxable income from foreign operations and lower pre-tax income in the current year period, as the impact of discrete items on our effective income tax rate is greater when our pre-tax earnings are lower. Refer to Note 10, Income Taxes, in the Notes to Condensed Consolidated Financial Statements for additional information.

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

Discontinued Operations

We recognized $92 million of earnings from discontinued operations in the first quarter of fiscal 2016, which was primarily due to a $99 million gain on the sale of our Five Star business in China. In the first quarter of fiscal 2015, we recognized an $8 million loss from discontinued operations due to a loss at Five Star. Refer to Note 2, Discontinued Operations, in the Notes to Condensed Consolidated Financial Statements for additional information.

Non-GAAP Financial Measures

The following table reconciles operating income, net earnings, and diluted earnings per share for the periods presented from continuing operations (GAAP financial measures) to non-GAAP operating income, non-GAAP net earnings, and non-GAAP diluted earnings per share from continuing operations for the periods presented ($ in millions, except per share amounts).

	Three Months Ended
	May 2, 2015	May 3, 2014
Operating income	$86	$210
Net CRT settlements(1)	(67)	—
Restructuring charges – cost of goods sold	8	—
Other Canadian brand consolidation charges(2)	3	—
Non-restructuring asset impairments	11	9
Restructuring charges	178	2
Non-GAAP operating income	$219	$221

Net earnings from continuing operations	$37	$469
After-tax impact of net CRT settlements(1)	(44)	—
After-tax impact of restructuring charges - cost of goods sold	5	—
After-tax impact of other Canadian brand consolidation charges(2)	2	—
After-tax impact of non-restructuring asset impairments	7	6
After-tax impact of restructuring charges	125	1
After-tax impact of gain on sale of investments	(1)	—
Income tax impact of Europe legal entity reorganization(3)	—	(353)
Non-GAAP net earnings from continuing operations	$131	$123

Diluted earnings per share from continuing operations	$0.10	$1.33
Per share impact of net CRT settlements(1)	(0.12)	—
Per share impact of restructuring charges - cost of goods sold	0.01	—
Per share impact of other Canadian brand consolidation charges(2)	0.01	—
Per share impact of non-restructuring asset impairments	0.02	0.02
Per share impact of restructuring charges	0.35	0.01
Per share impact of gain on sale of investments	—	—
Per share income tax effect of Europe legal entity reorganization(3)	—	(1.01)
Non-GAAP diluted earnings per share from continuing operations	$0.37	$0.35

(1)	Represents $78 million of CRT litigation settlements reached in the first quarter of fiscal 2016 recorded in cost of goods sold, net of $11 million of related legal fees and costs recorded in SG&A.

(2)	Represents charges related to the Canadian brand consolidation, primarily retention expenses and other store-related costs that did not qualify as restructuring charges.

(3)	Represents the acceleration of a non-cash tax benefit of $353 million as a result of reorganizing certain European legal entities to simplify our overall structure in the first quarter of fiscal 2015.

Non-GAAP operating income and the non-GAAP operating income rate were flat in the first quarter of fiscal 2016 compared to the prior-year period, as the improvement in our Domestic segment was offset by a decline in our International segment. Non-GAAP net earnings from continuing operations increased by $8 million, and non-GAAP diluted earnings per share from continuing operations increased $0.02 in the first quarter of fiscal 2016 compared to the prior year. The increase was primarily driven by lower net interest expense and a lower non-GAAP effective tax rate due to a discrete income tax benefit in the first quarter of fiscal 2016.

Segment Performance Summary

Domestic

Domestic segment revenue of $7.9 billion in the first quarter of fiscal 2016 increased 1.4% compared to the prior year. This increase was primarily driven by (1) an estimated 1.3% of revenue benefit associated with installment billing; and (2) a $40 million, or a 0.5% of revenue, improvement in the performance of the credit card portfolio. These increases were partially offset by a comparable sales decline of 0.7%, excluding the estimated benefit associated with the classification of revenue for the mobile carrier installment billing plans.

Domestic segment online revenue of $673 million increased 5.3% on a comparable basis primarily due to increased traffic and higher conversion rates. As a percentage of total Domestic revenue, online revenue increased 30 basis points to 8.5% versus 8.2% last year. Compared to the prior year’s growth rate of 29.2%, this year’s online growth rate of 5.3% was lower primarily due to the expected 10.0% of revenue of pressure from lapping the fiscal 2014 gaming console introductions and the chain-wide rollout of ship-from-store, as well as the industry softness in tablets and computing, which represent a large percentage of our online revenue. We expect the online growth rate to continue to be lower than the fiscal 2015 growth rate in the second quarter of fiscal 2016 due to lapping over 10.0% of revenue growth from ship-from-store in the second quarter of fiscal 2015.

The following table presents selected financial data for the Domestic segment ($ in millions):

	Three Months Ended
	May 2, 2015	May 3, 2014
Revenue	$7,890	$7,781
Revenue % gain (decline)	1.4%	(2.1)%
Comparable sales % gain (decline)(1)	0.6%	(1.3)%
Comparable sales % decline excluding estimated impact of installment billing(1)(2)	(0.7)%	(1.3)%
Gross profit	$1,886	$1,763
Gross profit as a % of revenue	23.9%	22.7%
SG&A	$1,584	$1,535
SG&A as a % of revenue	20.1%	19.7%
Restructuring charges	$(2)	$2
Operating income	$304	$226
Operating income as a % of revenue	3.9%	2.9%

Selected Online Revenue Data
Online revenue as a % of total segment revenue	8.5%	8.2%
Comparable online sales % gain(1)	5.3%	29.2%

(1)	Comparable online sales is included in the comparable sales calculation.

(2)	Represents comparable sales excluding the estimated 1.3% of revenue benefit from installment billing in the first quarter of fiscal 2016.

The components of our Domestic segment's 1.4% revenue increase for the first quarter of fiscal 2016 were as follows:

Three Months Ended
May 2, 2015
Non-comparable sales(1)	0.8%
Comparable sales impact	0.6%
Total revenue increase	1.4%

(1)
Non-comparable sales reflects the impact of net store opening and closing activity, as well as the impact of revenue streams not included within our comparable sales calculation, such as credit card revenue, gift card breakage, commercial sales, and sales of merchandise to wholesalers and dealers.

The following table reconciles the number of Domestic stores open at the beginning and end of the first quarters of fiscal 2016 and 2015:

	Fiscal 2016				Fiscal 2015
	Total Stores at Beginning of First Quarter	Stores Opened	Stores Closed	Total Stores at End of First Quarter	Total Stores at Beginning of First Quarter	Stores Opened	Stores Closed	Total Stores at End of First Quarter
Best Buy	1,050	—	(1)	1,049	1,055	—	(2)	1,053
Best Buy Mobile stand-alone	367	—	(5)	362	406	1	(1)	406
Pacific Sales stand-alone	29	—	—	29	30	—	—	30
Magnolia Audio Video stand-alone	2	—	—	2	4	—	—	4
Total Domestic segment stores	1,448	—	(6)	1,442	1,495	1	(3)	1,493

The following table presents the Domestic segment’s revenue mix percentages and comparable sales percentage changes by revenue category in the first quarters of fiscal 2016 and 2015:

	Revenue Mix		Comparable Sales
	Three Months Ended		Three Months Ended
	May 2, 2015	May 3, 2014	May 2, 2015	May 3, 2014
Consumer Electronics	31%	29%	7.6%	(4.1)%
Computing and Mobile Phones	47%	49%	(2.2)%	0.6%
Entertainment	7%	8%	(11.0)%	1.5%
Appliances	8%	7%	12.3%	9.1%
Services	5%	6%	(10.3)%	(13.5)%
Other	2%	1%	n/a	n/a
Total	100%	100%	0.6%	(1.3)%

The following is a description of the notable comparable sales changes in our Domestic segment by revenue category:

•	Consumer Electronics: The 7.6% comparable sales gain was driven primarily by an increase in the sales of large screen televisions.

•
Computing and Mobile Phones: The 2.2% comparable sales decline primarily resulted from continued significant industry declines in tablets, as well as a decline in computing. These declines were partially offset by an increase in sales of mobile phones due to the impact of installment billing plans and higher year-over-year selling prices.

•
Entertainment: The 11.0% comparable sales decline was driven by declines in movies and music due to continued industry declines, as well as a decline in gaming as we anniversary the positive impact from new console launches experienced in the prior-year period.

•	Appliances: The 12.3% comparable sales gain was a result of gains in major appliances primarily driven by the addition of Pacific Kitchen & Home stores-within-a-store.

•
Services: The 10.3% comparable sales decline was primarily driven by lower mobile repair revenue due to the positive impact of changes in our mobile warranty plans, which resulted in lower claim frequency, an operational positive, and lower extended warranty attach rates.

Our Domestic segment experienced an increase in gross profit of $123 million, or 7.0%, in the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015. The most significant driver of the increase was $78 million of CRT litigation settlements received in the first quarter of fiscal 2016. Excluding the CRT litigation settlements, we experienced an increase in gross profit of $45 million, and the gross profit rate increased 0.2% of revenue. The rate increase was primarily due to (1) a 0.4% of revenue positive impact related to our credit card portfolio; (2) a positive mix shift to higher-margin premium computing hardware; (3) an additional positive mix shift due to significantly decreased revenue in the lower-margin tablet category; and (4) the positive impact of changes in our mobile warranty plans, which resulted in lower costs due to lower claim frequency. These increases were partially offset by (1) increasing inventory reserves on non-iconic phone inventory due to declining inventory valuations and (2) a negative mix shift mix into certain lower-margin iconic phones.

Our Domestic segment’s SG&A increased $49 million, or 3.2%, in the first quarter of fiscal 2016 compared to the prior-year period. In addition, the SG&A rate increased by 0.4% of revenue in the first quarter of fiscal 2016, compared to the prior-year period. The increases in SG&A and SG&A rate were primarily driven by approximately 0.35% of revenue of increased costs to support the investments in future growth initiatives and higher incentive compensation. These increases were partially offset by the realization of last year's annualized Renew Blue cost reduction initiatives and a discrete benefit from an operating tax settlement.

Our Domestic segment recorded a restructuring benefit of $2 million in the first quarter of fiscal 2016 and incurred $2 million of restructuring charges in the first quarter of fiscal 2015. Refer to Note 5, Restructuring Charges, in the Notes to Condensed Consolidated Financial Statements for additional information.

Our Domestic segment’s operating income in the first quarter of fiscal 2016 increased by $78 million, compared to the prior-year period. The increase was driven by $67 million of net proceeds from CRT litigation settlements in the first quarter of fiscal 2016 and an increase in revenue, partially offset by an increase in SG&A.

International

During the first quarter of fiscal 2016, we consolidated the Future Shop and Best Buy stores and websites in Canada under the Best Buy brand. This resulted in the permanent closure of 66 Future Shop stores and the conversion of the remaining 65 Future Shop stores to the Best Buy brand. The costs of implementing these changes primarily consist of lease exit costs, a tradename impairment, property and equipment impairments, employee termination benefits and inventory write-downs. In first quarter of fiscal 2016, we incurred total pre-tax restructuring charges and other Canadian brand consolidation charges of $191 million out of the previously disclosed expectation of approximately $200 million to $280 million related to the actions. We expect to incur the additional charges of $10 million to $90 million in future periods primarily related to non-restructuring asset impairments as we continue to invest in the Canadian transformation.

The following table presents selected financial data for the International segment ($ in millions):

	Three Months Ended
	May 2, 2015	May 3, 2014
Revenue	$668	$858
Revenue % decline	(22.1)%	(12.6)%
Comparable sales % decline(1)	n/a	(6.6)%
Restructuring charges – cost of goods sold	$8	$—
Gross profit	$144	$204
Gross profit as a % of revenue	21.6%	23.8%
SG&A	$182	$220
SG&A as a % of revenue	27.2%	25.6%
Restructuring charges	$180	$—
Operating loss	$(218)	$(16)
Operating loss as a % of revenue	(32.6)%	(1.9)%

(1)
The consolidation is expected to have a material impact on a year-over-year basis on the Canadian retail stores and the website. As such, beginning in the first quarter of fiscal 2016, all store and website revenue has been removed from the comparable sales base and an International segment (comprised of Canada and Mexico) comparable sales metric will not be provided.

The components of our International segment's 22.1% revenue decrease for the first quarter of fiscal 2016 were as follows:

Three Months Ended
May 2, 2015
Non-comparable sales(1)	(12.0)%
Impact of foreign currency exchange rate fluctuations	(10.1)%
Total revenue decrease	(22.1)%

(1)
Non-comparable sales reflects the impact of net store opening and closing activity, including the Canadian brand consolidation activity, as well as the impact of revenue streams not included within our comparable sales calculation, such as credit card revenue, gift card breakage, commercial sales, and sales of merchandise to wholesalers and dealers.

The following table reconciles the number of International stores open at the beginning and end of the first quarters of fiscal 2016 and 2015:

	Fiscal 2016					Fiscal 2015
	Total Stores at Beginning of First Quarter	Stores Opened	Stores Converted	Stores Closed	Total Stores at End of First Quarter	Total Stores at Beginning of First Quarter	Stores Opened	Stores Closed	Total Stores at End of First Quarter
Canada
Future Shop	133	—	(65)	(68)	—	137	—	—	137
Best Buy	71	—	65	—	136	72	—	—	72
Best Buy Mobile stand-alone	56	—	—	—	56	56	—	—	56
Mexico
Best Buy	18	—	—	—	18	17	—	—	17
Express	5	—	—	—	5	2	—	—	2
Total International segment stores	283	—	—	(68)	215	284	—	—	284

The following table presents revenue mix percentages for the International segment by revenue category in the first quarters of fiscal 2016 and 2015:

	Revenue Mix
	Three Months Ended
	May 2, 2015	May 3, 2014
Consumer Electronics	30%	27%
Computing and Mobile Phones	49%	51%
Entertainment	8%	9%
Appliances	5%	5%
Services	7%	7%
Other	1%	1%
Total	100%	100%

In our International segment, revenue declined 22.1% to $668 million due to (1) a negative foreign currency impact of 10.1% of revenue; (2) the loss of revenue from the Canadian brand consolidation; and (3) ongoing softness in the Canadian consumer electronics industry.

Our International segment experienced a decrease in gross profit of $60 million, or 29.4%, in the first quarter of fiscal 2016, compared to the first quarter of fiscal 2015. Excluding the impact of inventory write-downs as a result of our Canadian brand consolidation, gross profit declined $52 million and the gross profit rate declined by 1.0% of revenue. The gross profit rate decline was primarily due to the disruptive impacts from the Canadian brand consolidation and increased promotional activity in Canada.

Our International segment’s SG&A decreased $38 million, or 17.3%, in the first quarter of fiscal 2016 compared to the prior-year period. Excluding the positive impact of foreign currency exchange rate fluctuations, the decrease in SG&A was $15 million. The decrease in SG&A was primarily driven by the elimination of expenses associated with closed stores as part of the Canadian brand consolidation. The increase in the SG&A rate of 1.6% of revenue in the first quarter of fiscal 2016 was driven by year-over-year sales deleverage.

Our International segment recorded $188 million of restructuring charges in the first quarter of fiscal 2016, which included $8 million of inventory write-downs included in cost of goods sold. The restructuring charges were related to our Canadian brand consolidation activities and resulted in a decrease in operating income of 28.1% of revenue. During the first quarter of fiscal 2016, restructuring charges primarily consisted of lease exit costs, a tradename impairment, property and equipment impairments, employee termination benefits and inventory write-downs. In the first quarter of fiscal 2015, our International segment had no restructuring activity. Refer to Note 5, Restructuring Charges, in the Notes to Condensed Consolidated Financial Statements for additional information.

Our International segment experienced an operating loss of $218 million in the first quarter of fiscal 2016 compared to an operating loss of $16 million in the prior-year period. The increased operating loss was primarily due to the Canadian brand consolidation which resulted in increased restructuring charges and decreased revenue and gross profit from closed stores.

Liquidity and Capital Resources

Summary

We closely manage our liquidity and capital resources. Our liquidity requirements depend on key variables, including the level of investment to support our business strategies, the performance of our business, capital expenditures, credit facilities and short-term borrowing arrangements and working capital management. Capital expenditures are a component of our cash flow and capital management strategy which, to a large extent, we can adjust in response to economic and other changes in our business environment. We have a disciplined approach to capital allocation, which focuses on investing in key priorities that support our Renew Blue transformation.

The following table summarizes our cash and cash equivalents and short-term investments balances at May 2, 2015, January 31, 2015, and May 3, 2014 ($ in millions):

	May 2, 2015	January 31, 2015	May 3, 2014
Cash and cash equivalents	$2,173	$2,432	$2,569
Short-term investments	1,566	1,456	497
Total cash and cash equivalents and short-term investments	$3,739	$3,888	$3,066

The increase in total cash and cash equivalents and short-term investments from May 3, 2014, was primarily due to cash generated from operating activities, partially offset by capital expenditures and dividend payments. The decrease in total cash and cash equivalents and short-term investments from January 31, 2015, was primarily due to dividend payments.

Cash Flows

The following table summarizes our cash flows from total operations for the first three months of fiscal 2016 and 2015 ($ in millions):

	Three Months Ended
	May 2, 2015	May 3, 2014
Total cash provided by (used in):
Operating activities	$(10)	$308
Investing activities	(214)	(362)
Financing activities	(238)	(53)
Effect of exchange rate changes on cash	9	(2)
Decrease in cash and cash equivalents	$(453)	$(109)

The decrease in cash provided by (used in) operating activities in the first three months of fiscal 2016 compared to the prior-year period was primarily due the timing of vendor and tax payments, which resulted in a larger cash outflow in the first quarter of fiscal 2016.

The decrease in cash used in investing activities in the first three months of fiscal 2016 compared to the prior-year period is primarily due to an increase in sales of short-term investments.

The increase in cash used in financing activities in the first three months of fiscal 2016 compared to the prior-year period was primarily due to increased dividend payments driven by a special, one-time dividend of $180 million.

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

We have a $1.25 billion five-year senior unsecured revolving credit facility (the "Five-Year Facility Agreement") with a syndicate of banks that expires in June 2019. At May 2, 2015, we had no borrowings outstanding under the Five-Year Facility Agreement.

Refer to Note 5, Debt, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of our Annual Report on Form 10-K for the fiscal year ended January 31, 2015 for further information about the Five-Year Facility Agreement.

Our ability to access our revolving credit facility under the Five-Year Facility Agreement is subject to our compliance with the terms and conditions of the facility, including financial covenants. The financial covenants require us to maintain certain financial ratios. At May 2, 2015, we were in compliance with all such financial covenants. If an event of default were to occur with respect to any of our other debt, it would likely constitute an event of default under our facilities as well.

Our credit ratings and outlooks at May 2, 2015, are summarized below. The ratings and outlooks from Standard & Poor's Rating Services ("Standard & Poor's"), Moody's Investors Service, Inc. ("Moody's") and Fitch Ratings Limited ("Fitch") remain consistent with those disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

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

Restricted Cash

Our liquidity is affected by restricted cash balances that are pledged as collateral or restricted to use for general liability insurance and workers’ compensation insurance. Restricted cash and cash equivalents related to our continuing operations, which are included in other current assets, remained consistent at $174 million, $184 million, and $182 million at May 2, 2015, January 31, 2015, and May 3, 2014, respectively.

Debt and Capital

We have $350 million principal amount of notes due March 15, 2016 (the “2016 Notes”), $500 million principal amount of notes due August 1, 2018 (the “2018 Notes”) and $650 million principal amount of notes due March 15, 2021 (the “2021 Notes”). Refer to Note 5, Debt, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of our Annual Report on Form 10-K for the fiscal year ended January 31, 2015 for further information about our Notes.

Share Repurchases and Dividends

We have a $5.0 billion share repurchase program that was authorized by our Board in June 2011. At May 2, 2015, there was $4.0 billion available for share repurchases. There is no expiration date governing the period over which we can repurchase shares under the June 2011 share repurchase program.

On March 3, 2015, we announced that we plan to resume share repurchases under the June 2011 program, with the intent to purchase $1.0 billion in shares in the three years following the announcement. Subsequent to May 2, 2015, we resumed share repurchases and have repurchased $69 million in shares through June 5, 2015.

During the first quarters of fiscal 2016 and 2015, we declared and paid our regular quarterly cash dividend of $0.23 and $0.17 per common share, or $81 million and $59 million in the aggregate, respectively. In the first quarter of fiscal 2016, we also paid a special, one-time dividend of $0.51 per common share, or $180 million in the aggregate. As announced on May 22, 2015, our Board of Directors authorized payment of our next regular quarterly cash dividend of $0.23 per common share, payable on July 2, 2015, to shareholders of record as of the close of business on June 11, 2015.

Other Financial Measures

Our current ratio, calculated as current assets divided by current liabilities, stayed flat at 1.5 at the end of the first quarter of fiscal 2016, compared to 1.5 at the end of fiscal 2015 and 1.5 at the end of the first quarter of fiscal 2015.

Our debt to net earnings ratio was 2.0 at the end of the first quarter of fiscal 2016, compared to 1.3 at the end of fiscal 2015, and 1.6 at the end of the first quarter of fiscal 2015, driven primarily by decrease in net earnings in the trailing twelve months primarily driven by a $353 million discrete tax benefit from reorganizing certain European legal entities in the first quarter of fiscal 2015. Our non-GAAP debt to EBITDAR ratio, which includes capitalized operating lease obligations in its calculation, remained consistent at 2.8 at the end of the first quarter of fiscal 2016, compared to 2.8 at the end of fiscal 2015. The decrease compared to the ratio of 3.2 at the end of the first quarter of fiscal 2015 was due to higher EBITDAR in the first quarter of fiscal 2016.

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

The following table presents a reconciliation of our debt to net earnings (loss) ratio and our non-GAAP debt to EBITDAR ratio for continuing operations ($ in millions):

	May 2, 2015(1)	January 31, 2015(1)	May 3, 2014(1)
Debt (including current portion)	$1,607	$1,621	$1,648
Capitalized operating lease obligations (8 times rental expense)(2)	6,572	6,653	6,739
Non-GAAP debt	$8,179	$8,274	$8,387

Net earnings including noncontrolling interests(3)	$814	$1,246	$1,052
Interest expense, net	55	63	56
Income tax (benefit) expense	457	141	59
Depreciation and amortization expense	647	642	637
Rental expense	822	832	842
Restructuring charges and other(4)	166	47	13
EBITDAR	$2,961	$2,971	$2,659

Debt to net earnings ratio	2.0	1.3	1.6
Non-GAAP debt to EBITDAR ratio	2.8	2.8	3.2

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

(4)	Includes the impact of restructuring charges, non-restructuring asset impairments and CRT-related litigation settlements.

Off-Balance-Sheet Arrangements and Contractual Obligations

Our liquidity is not dependent on the use of off-balance-sheet financing arrangements other than in connection with our operating leases.

There has been no material change in our contractual obligations other than as described above and in the ordinary course of business since the end of fiscal 2015. See our Annual Report on Form 10-K for the fiscal year ended January 31, 2015 for additional information regarding our off-balance-sheet arrangements and contractual obligations.

Significant Accounting Policies and Estimates

We describe our significant accounting policies in Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015. We discuss our critical accounting estimates in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015. There has been no significant change in our significant accounting policies or critical accounting estimates since the end of fiscal 2015.

New Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-08, Reporting Discontinued Operations and Disclosures of Components of an Entity. The new guidance amends the definition of a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. We adopted the new guidance in the first quarter of fiscal 2016, and the adoption of the new guidance did not have a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, as a new Topic, Accounting Standards Codification (ASC) Topic 606. The new guidance provides a comprehensive framework for the analysis of revenue transactions and will apply to all of our revenue streams. Based on the current effective dates, the new guidance would first apply in the first quarter of our fiscal 2018, although the FASB has issued an exposure draft proposing to delay the effective date by one year. While we are still in the process of evaluating the effect of adoption on our financial statements, we do not currently expect a material impact on our results of operations, cash flows or financial position.

Safe Harbor Statement Under the Private Securities Litigation Reform Act

Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), provide a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their companies. With the exception of historical information, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements and may be identified by the use of words such as "anticipate," "assume," "believe," "estimate," "expect," “guidance,” "intend," "outlook," "plan," "project," and other words and terms of similar meaning. Such statements reflect our current view with respect to future market conditions, company performance and financial results, business prospects, new strategies, the competitive environment and other events. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the potential results discussed in such forward-looking statements. Readers should review Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended January 31, 2015, for a description of important factors that could cause our actual results to differ materially from those contemplated by the forward-looking statements made in this Quarterly Report on Form 10-Q. Among the factors that could cause actual results and outcomes to differ materially from those contained in such forward-looking statements are the following: macro-economic conditions (including fluctuations in housing prices, oil markets and jobless rates), conditions in the industries and categories in which we operate, changes in consumer preferences, changes in consumer confidence, consumer spending and debt levels, online sales levels and trends, average ticket size, the mix of products and services offered for sale in our physical stores and online, credit market changes and constraints, product availability, competitive initiatives of competitors (including pricing actions and promotional activities of competitors), strategic and business decisions of our vendors (including actions that could impact product margin or supply), the success of new product launches, the impact of pricing investments and promotional activity, weather, natural or man-made disasters, attacks on our data systems, our ability to prevent or react to a disaster recovery situation, changes in law or regulations, changes in tax rates, changes in taxable income in each jurisdiction, tax audit developments and resolution of other discrete tax matters, foreign currency fluctuation, availability of suitable real estate locations, our ability to manage our property portfolio, the impact of labor markets, our ability to retain qualified employees, failure to achieve anticipated expense and cost reductions from operational and restructuring changes, disruptions in our supply chain, the costs of procuring goods we sell, failure to achieve anticipated revenue and profitability increases from operational and restructuring changes (including investments in our multi-channel capabilities and brand consolidations), failure to accurately predict the duration over which we will incur costs, acquisitions and development of new businesses, divestitures of existing businesses, failure to complete or achieve anticipated benefits of announced transactions, integration challenges relating to new ventures, and our ability to protect information relating to our employees and customers. We caution that the foregoing list of important factors is not complete, and any forward-looking statements speak only as of the date they are made, and we assume no obligation to update any forward-looking statement that we may make.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

In addition to the risks inherent in our operations, we are exposed to certain market risks, including adverse changes in foreign currency exchange rates.

We have market risk arising from changes in foreign currency exchange rates related to our International segment operations. On a limited basis, we utilize foreign exchange forward contracts to manage foreign currency exposure to certain forecast inventory purchases, recognized receivable and payable balances and our investment in our Canadian operations. Our primary objective in holding derivatives is to reduce the volatility of net earnings and cash flows, as well as net asset value associated with changes in foreign currency exchange rates. Our foreign currency risk management strategy includes both hedging instruments and derivatives that are not designated as hedging instruments, which generally have terms of up to 12 months. The aggregate notional amount related to our forward exchange forward contracts outstanding at May 2, 2015 was $421 million. The fair value recorded on our Condensed Consolidated Balance Sheets at May 2, 2015, related to our foreign exchange forward contracts was $8 million. The amount recorded in our Consolidated Statements of Earnings from continuing operations related to all contracts settled and outstanding was a loss of $5 million in the first quarter of fiscal 2016.

The strength of the U.S. dollar compared to the Canadian dollar and Mexican peso compared to the prior-year period had a negative overall impact on our revenue as these foreign currencies translated into fewer U.S. dollars. We estimate that foreign currency exchange rate fluctuations had a negative impact on our revenue of approximately $87 million and a positive impact on our net earnings of $23 million in the first quarter of fiscal 2016.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), at May 2, 2015. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at May 2, 2015, our disclosure controls and procedures were effective.

There was no change in internal control over financial reporting during the fiscal quarter ended May 2, 2015, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

101
The following financial information from our Quarterly Report on Form 10-Q for the first quarter of fiscal 2016, filed with the SEC on June 8, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets at May 2, 2015, January 31, 2015, and May 3, 2014, (ii) the Consolidated Statements of Earnings for the three months ended May 2, 2015 and May 3, 2014, (iii) the Consolidated Statements of Comprehensive Income for the three months ended May 2, 2015 and May 3, 2014, (iv) the Consolidated Statements of Cash Flows for the three months ended May 2, 2015 and May 3, 2014, (v) the Consolidated Statements of Changes in Shareholders’ Equity for the three months ended May 2, 2015 and May 3, 2014, and (vi) the Notes to Condensed Consolidated Financial Statements.

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

BEST BUY CO., INC.
(Registrant)

Date: June 8, 2015	By:	/s/ HUBERT JOLY
Hubert Joly
President and Chief Executive Officer
(duly authorized and principal executive officer)

Date: June 8, 2015	By:	/s/ SHARON L. McCOLLAM
Sharon L. McCollam
Chief Administrative Officer and Chief Financial Officer
(duly authorized and principal financial officer)

Date: June 8, 2015	By:	/s/ MATHEW R. WATSON
Mathew R. Watson
Vice President, Finance – Controller and Chief Accounting Officer
(duly authorized and principal accounting officer)