Form 10-Q
period 2015-08-01
BEST BUY CO INC
filed 2015-09-04
CIK 764478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 1, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 344,571,727 shares of common stock outstanding as of August 28, 2015.

BEST BUY CO., INC.
FORM 10-Q FOR THE QUARTER ENDED AUGUST 1, 2015

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Consolidated Balance Sheets
($ in millions) (unaudited)

	August 1, 2015	January 31, 2015	August 2, 2014
Assets
Current assets
Cash and cash equivalents	$1,800	$2,432	$2,141
Short-term investments	1,695	1,456	939
Receivables, net	1,025	1,280	1,005
Merchandise inventories	4,995	5,174	5,583
Other current assets	730	703	943
Current assets held for sale	—	684	—
Total current assets	10,245	11,729	10,611
Property and equipment, net	2,235	2,295	2,532
Goodwill	425	425	425
Intangibles, net	18	57	100
Other assets	610	583	681
Non-current assets held for sale	33	167	—
Total assets	$13,566	$15,256	$14,349

Liabilities and equity
Current liabilities
Accounts payable	$4,680	$5,030	$5,244
Unredeemed gift card liabilities	371	411	371
Deferred revenue	316	326	442
Accrued compensation and related expenses	285	372	287
Accrued liabilities	778	782	796
Accrued income taxes	26	230	68
Current portion of long-term debt	382	41	43
Current liabilities held for sale	—	585	—
Total current liabilities	6,838	7,777	7,251
Long-term liabilities	879	881	976
Long-term debt	1,227	1,580	1,592
Long-term liabilities held for sale	—	18	—
Equity
Best Buy Co., Inc. shareholders’ equity
Preferred stock, $1.00 par value: Authorized — 400,000 shares; Issued and outstanding — none	—	—	—
Common stock, $0.10 par value: Authorized — 1.0 billion shares; Issued and outstanding — 344,258,000, 351,468,000 and 349,548,000 shares, respectively	34	35	35
Additional paid-in capital	198	437	348
Retained earnings	4,092	4,141	3,649
Accumulated other comprehensive income	298	382	494
Total Best Buy Co., Inc. shareholders’ equity	4,622	4,995	4,526
Noncontrolling interests	—	5	4
Total equity	4,622	5,000	4,530
Total liabilities and equity	$13,566	$15,256	$14,349

NOTE:  The Consolidated Balance Sheet as of January 31, 2015, has been condensed from the audited consolidated financial statements.

See Notes to Condensed Consolidated Financial Statements.

Consolidated Statements of Earnings
($ in millions, except per share amounts) (unaudited)

	Three Months Ended		Six Months Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Revenue	$8,528	$8,459	$17,086	$17,098
Cost of goods sold	6,433	6,481	12,953	13,153
Restructuring charges – cost of goods sold	(3)	—	5	—
Gross profit	2,098	1,978	4,128	3,945
Selling, general and administrative expenses	1,811	1,748	3,577	3,503
Restructuring charges	(1)	5	177	7
Operating income	288	225	374	435
Other income (expense)
Gain on sale of investments	—	2	2	2
Investment income and other	4	6	11	10
Interest expense	(20)	(23)	(40)	(46)
Earnings from continuing operations before income tax (benefit) expense	272	210	347	401
Income tax (benefit) expense	108	73	146	(205)
Net earnings from continuing operations	164	137	201	606
Gain from discontinued operations (Note 2), net of tax benefit (expense) of $-, $(7), $3 and $(4)	—	10	92	2
Net earnings including noncontrolling interests	164	147	293	608
Net earnings from discontinued operations attributable to noncontrolling interests	—	(1)	—	(1)
Net earnings attributable to Best Buy Co., Inc. shareholders	$164	$146	$293	$607

Basic earnings per share attributable to Best Buy Co., Inc. shareholders
Continuing operations	$0.47	$0.39	$0.57	$1.74
Discontinued operations	—	0.03	0.26	—
Basic earnings per share	$0.47	$0.42	$0.83	$1.74

Diluted earnings per share attributable to Best Buy Co., Inc. shareholders
Continuing operations	$0.46	$0.39	$0.57	$1.73
Discontinued operations	—	0.03	0.25	—
Diluted earnings per share	$0.46	$0.42	$0.82	$1.73

Dividends declared per common share	$0.23	$0.17	$0.97	$0.34

Weighted-average common shares outstanding (in millions)
Basic	349.6	349.3	351.0	348.4
Diluted	353.9	352.2	355.8	351.6

See Notes to Condensed Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
($ in millions) (unaudited)

	Three Months Ended		Six Months Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Net earnings including noncontrolling interests	$164	$147	$293	$608
Foreign currency translation adjustments	(32)	—	(17)	3
Unrealized loss on available-for-sale investments	—	—	—	(1)
Reclassification of foreign currency translation adjustments into earnings due to sale of business	—	—	(67)	—
Comprehensive income including noncontrolling interests	132	147	209	610
Comprehensive income attributable to noncontrolling interests	—	(1)	—	(1)
Comprehensive income attributable to Best Buy Co., Inc. shareholders	$132	$146	$209	$609

See Notes to Condensed Consolidated Financial Statements.

Consolidated Statements of Change in Shareholders' Equity
($ and shares in millions) (unaudited)

	Best Buy Co., Inc.
	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Best Buy Co., Inc.	Non- controlling Interests	Total
Balances at January 31, 2015	352	$35	$437	$4,141	$382	$4,995	$5	$5,000
Net earnings, six months ended August 1, 2015	—	—	—	293	—	293	—	293
Foreign currency translation adjustments	—	—	—	—	(17)	(17)	—	(17)
Reclassification of foreign currency translation adjustments into earnings	—	—	—	—	(67)	(67)	—	(67)
Sale of noncontrolling interest	—	—	—	—	—	—	(5)	(5)
Stock-based compensation	—	—	55	—	—	55	—	55
Restricted stock vested and stock options exercised	1	—	24	—	—	24	—	24
Issuance of common stock under employee stock purchase plan	—	—	4	—	—	4	—	4
Tax benefit from stock options exercised, restricted stock vesting and employee stock purchase plan	—	—	1	—	—	1	—	1
Common stock dividends, $0.97 per share	—	—	—	(342)	—	(342)	—	(342)
Repurchase of common stock	(9)	(1)	(323)	—	—	(324)	—	(324)
Balances at August 1, 2015	344	$34	$198	$4,092	$298	$4,622	$—	$4,622

Balances at February 1, 2014	347	$35	$300	$3,159	$492	$3,986	$3	$3,989
Net earnings, six months ended August 2, 2014	—	—	—	607	—	607	1	608
Foreign currency translation adjustments	—	—	—	—	3	3	—	3
Unrealized losses on available-for-sale investments	—	—	—	—	(1)	(1)	—	(1)
Stock-based compensation	—	—	41	—	—	41	—	41
Restricted stock vested and stock options exercised	2	—	13	—	—	13	—	13
Issuance of common stock under employee stock purchase plan	—	—	4	—	—	4	—	4
Tax deficit from stock options exercised, restricted stock vesting and employee stock purchase plan	—	—	(10)	—	—	(10)	—	(10)
Common stock dividends, $0.34 per share	—	—	—	(117)	—	(117)	—	(117)
Balances at August 2, 2014	349	$35	$348	$3,649	$494	$4,526	$4	$4,530

See Notes to Condensed Consolidated Financial Statements.

Consolidated Statements of Cash Flows
($ in millions) (unaudited)

	Six Months Ended
	August 1, 2015	August 2, 2014
Operating activities
Net earnings including noncontrolling interests	$293	$608
Adjustments to reconcile net earnings to total cash provided by (used in) operating activities:
Depreciation	326	319
Restructuring charges	182	8
Gain on sale of business, net	(99)	(1)
Stock-based compensation	55	40
Deferred income taxes	(41)	(394)
Other, net	10	8
Changes in operating assets and liabilities:
Receivables	268	301
Merchandise inventories	168	(205)
Other assets	(9)	17
Accounts payable	(335)	120
Other liabilities	(284)	(270)
Income taxes	(226)	(64)
Total cash provided by operating activities	308	487

Investing activities
Additions to property and equipment	(293)	(258)
Purchases of investments	(1,303)	(1,194)
Sales of investments	1,064	479
Proceeds from sale of business, net of cash transferred upon sale	92	37
Change in restricted assets	(46)	26
Settlement of net investment hedges	8	—
Other, net	—	3
Total cash used in investing activities	(478)	(907)

Financing activities
Repurchase of common stock	(321)	—
Repayments of debt	(13)	(12)
Dividends paid	(341)	(118)
Issuance of common stock	28	17
Other, net	7	(1)
Total cash used in financing activities	(640)	(114)
Effect of exchange rate changes on cash	(16)	(3)
Decrease in cash and cash equivalents	(826)	(537)
Cash and cash equivalents at beginning of period, excluding held for sale	2,432	2,678
Cash and cash equivalents held for sale at beginning of period	194	—
Cash and cash equivalents at end of period	$1,800	$2,141

See Notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements
(unaudited)

1.	Basis of Presentation

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

Historically, we have generated a higher proportion of our revenue and earnings in the fiscal fourth quarter, which includes the majority of the holiday shopping season in the U.S., Canada and Mexico. Due to the seasonal nature of our business, interim results are not necessarily indicative of results for the entire fiscal year. The interim financial statements and the related notes in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015. The first six months of fiscal 2016 and fiscal 2015 included 26 weeks.

In order to align our fiscal reporting periods and comply with statutory filing requirements, we consolidate the financial results of our Mexico operations on a one-month lag. Our policy is to accelerate recording the effect of events occurring in the lag period that significantly affect our consolidated financial statements. No such events were identified for this period.

In preparing the accompanying condensed consolidated financial statements, we evaluated the period from August 2, 2015, through the date the financial statements were issued, for material subsequent events requiring recognition or disclosure. No such events were identified for this period.

2.	Discontinued Operations

Discontinued operations are primarily comprised of Jiangsu Five Star Appliance Co., Limited ("Five Star") within our International segment. Following the sale of Five Star in February 2015, we continue to hold one retail property in Shanghai, China, which remains held for sale at August 1, 2015, as we continue to actively market the property. The presentation of discontinued operations has been retrospectively applied to all prior periods presented.

The composition of assets and liabilities disposed of as a result of the sale of Five Star was as follows ($ in millions):

February 13, 2015
Cash and cash equivalents	$125
Receivables	113
Merchandise inventories	252
All other assets	461
Total assets	$951

Accounts payable	$478
All other liabilities	128
Total liabilities	$606

The aggregate financial results of discontinued operations were as follows ($ in millions):

	Three Months Ended		Six Months Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Revenue(1)	$5	$437	$217	$834

Restructuring charges	—	—	—	1

Gain (loss) from discontinued operations before income tax benefit	—	15	(10)	4
Income tax benefit (expense)	—	(7)	3	(4)
Gain on sale of discontinued operations	—	2	99	2
Net gain from discontinued operations, including noncontrolling interests	—	10	92	2
Net earnings from discontinued operations attributable to noncontrolling interests	—	(1)	—	(1)
Net gain from discontinued operations attributable to Best Buy Co., Inc. shareholders	$—	$9	$92	$1
(1) The $5 million of revenue for the three months ended August 1, 2015, represents the final sales associated with our China retail business.

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

The following tables set forth by level within the fair value hierarchy, our financial assets and liabilities that were accounted for at fair value on a recurring basis at August 1, 2015, January 31, 2015, and August 2, 2014, according to the valuation techniques we used to determine their fair values ($ in millions).

		Fair Value Measurements Using Inputs Considered as
	Fair Value at August 1, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS
Cash and cash equivalents
Money market funds	$21	$21	$—	$—
Commercial paper	65	—	65	—
Short-term investments
Corporate bonds	402	—	402	—
Commercial paper	240	—	240	—
Other current assets
Foreign currency derivative instruments	21	—	21	—
Other assets
Interest rate swap derivative instruments	13	—	13	—
Auction rate securities	2	—	—	2
Marketable securities that fund deferred compensation	98	98	—	—

		Fair Value Measurements Using Inputs Considered as
	Fair Value at January 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS
Cash and cash equivalents
Money market funds	$265	$265	$—	$—
Corporate bonds	13	—	13	—
Commercial paper	165	—	165	—
Short-term investments
Corporate bonds	276	—	276	—
Commercial paper	306	—	306	—
Other current assets
Foreign currency derivative instruments	30	—	30	—
Other assets
Interest rate swap derivative instruments	1	—	1	—
Auction rate securities	2	—	—	2
Marketable securities that fund deferred compensation	97	97	—	—

ASSETS HELD FOR SALE
Cash and cash equivalents
Money market funds	16	16	—	—

		Fair Value Measurements Using Inputs Considered as
	Fair Value at August 2, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS
Cash and cash equivalents
Money market funds	$211	$211	$—	$—
Commercial paper	111	—	111	—
Short-term investments
Commercial paper	364	—	364	—
U.S. Treasury bills	100	100	—	—
Other current assets
Foreign currency derivative instruments	1	—	1	—
Other assets
Auction rate securities	9	—	—	9
Marketable equity securities	10	10	—	—
Marketable securities that fund deferred compensation	98	98	—	—

There was no change in the beginning and ending balances of items measured at fair value on a recurring basis in the tables above that used significant unobservable inputs (Level 3) for the three months ended August 1, 2015.

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

The following table summarizes the fair value remeasurements for non-restructuring property and equipment impairments and restructuring impairments recorded during the six months ended August 1, 2015, and August 2, 2014 ($ in millions):

	Six Months Ended		Six Months Ended
	August 1, 2015		August 2, 2014
	Impairments	Remaining Net Carrying Value(1)	Impairments	Remaining Net Carrying Value(1)
Continuing operations
Property and equipment (non-restructuring)	$26	$9	$21	$8
Restructuring activities(2)
Tradename	40	—	—	—
Property and equipment	30	—	1	—
Total continuing operations	$96	$9	$22	$8

(1)	Remaining net carrying value approximates fair value.

(2)	See Note 5, Restructuring Charges, for additional information.

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

4.    Goodwill and Intangible Assets

The changes in the carrying values of goodwill and indefinite-lived tradenames by segment were as follows in the six months ended August 1, 2015, and August 2, 2014 ($ in millions):

	Goodwill	Indefinite-lived Tradenames
	Domestic	Domestic	International	Total
Balances at January 31, 2015	$425	$18	$39	$57
Changes in foreign currency exchange rates	—	—	1	1
Canada brand restructuring(1)	—	—	(40)	(40)
Balances at August 1, 2015	$425	$18	$—	$18

(1)
Represents the Future Shop tradename impaired as a result of the Canadian brand consolidation in the first quarter of fiscal 2016. See Note 5, Restructuring Charges, for further discussion of the Canadian brand consolidation.

	Goodwill	Indefinite-lived Tradenames
	Domestic	Domestic	International	Total
Balances at February 1, 2014	$425	$19	$82	$101
Changes in foreign currency exchange rates	—	—	(1)	(1)
Balances at August 2, 2014	$425	$19	$81	$100

The following table provides the gross carrying amount of goodwill and cumulative goodwill impairment ($ in millions):

	August 1, 2015		January 31, 2015		August 2, 2014
	Gross Carrying Amount(1)	Cumulative Impairment(1)	Gross Carrying Amount(1)	Cumulative Impairment(1)	Gross Carrying Amount	Cumulative Impairment
Goodwill	$1,100	$(675)	$1,100	$(675)	$1,308	$(883)

(1)	Excludes the gross carrying amount and cumulative impairment related to Five Star, which was held for sale at January 31, 2015. The sale was completed on February 13, 2015.

5.    Restructuring Charges

Charges incurred in the six months ended August 1, 2015, and August 2, 2014, for our restructuring activities were as follows ($ in millions):

	Six Months Ended
	August 1, 2015	August 2, 2014
Continuing operations
Canadian brand consolidation	$184	$—
Renew Blue	(2)	13
Other restructuring activities(1)	—	(6)
Total continuing operations	182	7
Discontinued operations
Renew Blue	—	1
Total restructuring charges	$182	$8

(1)
Represents activity related to our remaining vacant space liability for U.S. large-format store closures in fiscal 2013. We may continue to incur immaterial adjustments to the liability for changes in sublease assumptions or potential lease buyouts. In addition, lease payments for vacated stores will continue until leases expire or are terminated. The remaining vacant space liability was $19 million at August 1, 2015.

Canadian Brand Consolidation

In the first quarter of fiscal 2016, we consolidated the Future Shop and Best Buy stores and websites in Canada under the Best Buy brand. This resulted in the permanent closure of 66 Future Shop stores and the conversion of the remaining 65 Future Shop stores to the Best Buy brand. In the first six months of fiscal 2016, we incurred $184 million of restructuring charges related to implementing these changes, which primarily consisted of lease exit costs, a tradename impairment, property and equipment impairments, employee termination benefits and inventory write-downs. We expect to incur total pre-tax charges in the range of

$200 million to $280 million related to this action, which includes restructuring charges and other non-restructuring asset impairments and costs. The total charges include approximately $140 million to $180 million of cash charges. We expect to substantially complete this activity in fiscal 2016, with the exception of lease payments for vacated stores which will continue until the leases expire or we otherwise terminate the leases.

The inventory write-downs related to our Canadian brand consolidation are presented in restructuring charges – cost of goods sold in our Consolidated Statements of Earnings, and the remainder of the restructuring charges are presented in restructuring charges in our Consolidated Statements of Earnings. The composition of total restructuring charges we incurred for the Canadian brand consolidation in the first six months of fiscal 2016 was as follows ($ in millions):

International
Continuing operations
Inventory write-downs	$5
Property and equipment impairments	30
Tradename impairment	40
Termination benefits	24
Facility closure and other costs	85
Total continuing operations	$184

The following tables summarize our restructuring accrual activity during the six months ended August 1, 2015, related to termination benefits and facility closure and other costs associated with Canadian brand consolidation ($ in millions):

	Termination Benefits	Facility Closure and Other Costs	Total
Balances at January 31, 2015	$—	$—	$—
Charges	27	104	131
Cash payments	(21)	(18)	(39)
Adjustments(1)	(2)	(4)	(6)
Changes in foreign currency exchange rates	—	(3)	(3)
Balances at August 1, 2015	$4	$79	$83
(1) The adjustments related to termination benefits relate to higher-than-expected employee retention. Adjustments to facility closure and other costs represent changes in sublease assumptions.

Renew Blue

In the fourth quarter of fiscal 2013, we launched the Renew Blue strategy, which included initiatives intended to reduce costs and improve operating performance. These initiatives included focusing on core business activities, reducing headcount, updating our store operating model and optimizing our real estate portfolio. These cost reduction initiatives represented one of the key Renew Blue priorities. We recognized a benefit of $2 million and incurred $13 million of restructuring charges related to Renew Blue initiatives during the first six months of fiscal 2016 and 2015, respectively. The benefit in the first six months of fiscal 2016 was primarily due to an adjustment to the employee termination benefit liability due to higher-than-expected employee retention. The charges in the first six months of fiscal 2015 were primarily comprised of employee termination benefits. We expect to continue to implement cost reduction initiatives throughout the remainder of fiscal 2016, as we further analyze our operations and strategies.

For continuing operations, the inventory write-downs related to our Renew Blue restructuring activities are presented in restructuring charges - cost of goods sold in our Consolidated Statements of Earnings and the remainder of the restructuring charges are presented in restructuring charges. The restructuring charges from discontinued operations related to this plan are presented in discontinued operations, net of tax.

The composition of the restructuring charges we incurred for this program in the six months ended August 1, 2015, and August 2, 2014, as well as the cumulative amount incurred through August 1, 2015, was as follows ($ in millions):

	Domestic			International			Total
	Six Months Ended		Cumulative Amount	Six Months Ended		Cumulative Amount	Six Months Ended		Cumulative Amount
	August 1, 2015	August 2, 2014		August 1, 2015	August 2, 2014		August 1, 2015	August 2, 2014
Continuing operations
Inventory write-downs	$—	$—	$1	$—	$—	$—	$—	$—	$1
Property and equipment impairments	—	—	14	—	1	25	—	1	39
Termination benefits	(2)	7	159	—	5	38	(2)	12	197
Investment impairments	—	—	43	—	—	—	—	—	43
Facility closure and other costs	1	—	5	(1)	—	50	—	—	55
Total continuing operations	(1)	7	222	(1)	6	113	(2)	13	335
Discontinued operations
Property and equipment impairments	—	—	—	—	—	1	—	—	1
Termination benefits	—	—	—	—	—	16	—	—	16
Facility closure and other costs	—	—	—	—	1	11	—	1	11
Total Discontinued Operations	—	—	—	—	1	28	—	1	28
Total	$(1)	$7	$222	$(1)	$7	$141	$(2)	$14	$363

The following tables summarize our restructuring accrual activity during the six months ended August 1, 2015, and August 2, 2014, related to termination benefits and facility closure and other costs associated with this program ($ in millions):

	Termination Benefits	Facility Closure and Other Costs	Total
Balances at January 31, 2015	$16	$23	$39
Charges	—	—	—
Cash payments	(7)	(6)	(13)
Adjustments(1)	(8)	(5)	(13)
Changes in foreign currency exchange rates	—	—	—
Balances at August 1, 2015	$1	$12	$13

(1)
Adjustments to termination benefits were due to higher-than-expected employee retention. In addition, adjustments include the remaining liabilities eliminated as a result of the sale of Five Star, as described in Note 2, Discontinued Operations.

	Termination Benefits	Facility Closure and Other Costs	Total
Balances at February 1, 2014	$111	$51	$162
Charges	28	7	35
Cash payments	(106)	(9)	(115)
Adjustments(1)	(16)	(4)	(20)
Changes in foreign currency exchange rates	—	(5)	(5)
Balances at August 2, 2014	$17	$40	$57

(1)	Adjustments to termination benefits were due to higher-than-expected employee retention. Adjustments to facility closure and other costs represent changes in sublease assumptions.

6.    Debt

Long-term debt consisted of the following ($ in millions):

	August 1, 2015	January 31, 2015	August 2, 2014
2016 Notes	$350	$349	$350
2018 Notes	500	500	500
2021 Notes	649	649	649
Interest rate swap valuation adjustments	13	1	—
Financing lease obligations	52	69	83
Capital lease obligations	45	52	52
Other debt	—	1	1
Total long-term debt	1,609	1,621	1,635
Less: current portion(1)	(382)	(41)	(43)
Total long-term debt, less current portion	$1,227	$1,580	$1,592

(1)	Our 2016 Notes due March 15, 2016, are classified in the current portion of long-term debt as of August 1, 2015.

The fair value of total long-term debt approximated $1,669 million, $1,677 million, and $1,670 million at August 1, 2015, January 31, 2015, and August 2, 2014, respectively, based primarily on the market prices quoted from external sources, compared with carrying values of $1,609 million, $1,621 million, and $1,635 million, respectively. If long-term debt was measured at fair value in the financial statements, it would be classified primarily as Level 2 in the fair value hierarchy.

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

Summary of Derivative Balances

The following table presents the gross fair values for outstanding derivative instruments and the corresponding classification at August 1, 2015, January 31, 2015 and August 2, 2014 (in millions):

	August 1, 2015		January 31, 2015		August 2, 2014
Contract Type	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Derivatives designated as net investment hedges(1)	$17	$—	$19	$—	$—	$—
Derivatives designated as interest rate swaps(2)	13	—	1	—	—	—
No hedge designation (foreign exchange forward contracts)(1)	4	—	11	—	1	—
Total	$34	$—	$31	$—	$1	$—

(1)	The fair value is recorded in other current assets or accrued liabilities.

(2)	The fair value is recorded in other assets or long-term liabilities.

The following table presents the effects of derivative instruments on Other Comprehensive Income ("OCI") and on our Consolidated Statements of Earnings for the three and six months ended August 1, 2015, and August 2, 2014, respectively (in millions):

	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	August 1, 2015		August 2, 2014		August 1, 2015		August 2, 2014
Contract Type	Pre-tax Gain(Loss) Recognized in OCI	Gain(Loss) Reclassified from Accumulated OCI to Earnings (Effective Portion)	Pre-tax Gain(Loss) Recognized in OCI	Gain(Loss) Reclassified from Accumulated OCI to Earnings (Effective Portion)	Pre-tax Gain(Loss) Recognized in OCI	Gain(Loss) Reclassified from Accumulated OCI to Earnings (Effective Portion)	Pre-tax Gain(Loss) Recognized in OCI	Gain(Loss) Reclassified from Accumulated OCI to Earnings (Effective Portion)
Derivatives designated as net investment hedges	$15	$—	$—	$—	$6	$—	$—	$—

The following tables present the effects of derivative instruments on our Consolidated Statements of Earnings for the three and six months ended August 1, 2015, and August 2, 2014, respectively (in millions):

	Gain (Loss) Recognized within SG&A		Gain (Loss) Recognized within SG&A
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
Contract Type	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
No hedge designation (foreign exchange forward contracts)	$1	$(1)	$(4)	$(4)

	Gain (Loss) Recognized within Interest Expense		Gain (Loss) Recognized within Interest Expense
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
Contract Type	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Interest rate swap gain	$8	$—	$12	$—
Long-term debt loss	(8)	—	(12)	—
Net impact on Consolidated Statements of Earnings	$—	$—	$—	$—

The following table presents the notional amounts of our derivative instruments at August 1, 2015, January 31, 2015 and August 2, 2014 (in millions):

	Notional Amount
Contract Type	August 1, 2015	January 31, 2015	August 2, 2014
Derivatives designated as net investment hedges	$207	$197	$—
Derivatives designated as interest rate swaps	750	145	—
No hedge designation (foreign exchange forward contracts)	163	212	95
Total	$1,120	$554	$95

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

The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings per share from continuing operations attributable to Best Buy Co., Inc. ($ and shares in millions):

	Three Months Ended		Six Months Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Numerator
Net earnings from continuing operations attributable to Best Buy Co., Inc.	$164	$137	$201	$606

Denominator
Weighted-average common shares outstanding	349.6	349.3	351.0	348.4
Effect of potentially dilutive securities:
Nonvested share awards	4.3	2.9	4.8	3.2
Weighted-average common shares outstanding, assuming dilution	353.9	352.2	355.8	351.6

Net earnings per share from continuing operations attributable to Best Buy Co., Inc.
Basic	$0.47	$0.39	$0.57	$1.74
Diluted	$0.46	$0.39	$0.57	$1.73

The computation of weighted-average common shares outstanding, assuming dilution, excluded options to purchase 10.4 million and 13.5 million shares of our common stock for the three months ended August 1, 2015, and August 2, 2014, respectively, and options to purchase 10.4 million and 13.5 million shares of our common stock for the six months ended August 1, 2015, and August 2, 2014, respectively. These amounts were excluded as the options’ exercise prices were greater than the average market price of our common stock for the periods presented and, therefore, the effect would be anti-dilutive (i.e., including such options would result in higher earnings per share).

9.    Comprehensive Income

The following tables provide a reconciliation of the components of accumulated other comprehensive income, net of tax, attributable to Best Buy Co., Inc. for the three and six months ended August 1, 2015, and the six months ended August 2, 2014, respectively ($ in millions):

	Foreign Currency Translation	Available-For-Sale Investments	Total
Balances at May 2, 2015	$330	$—	330
Foreign currency translation adjustments	(32)	—	(32)
Balances at August 1, 2015	$298	$—	$298

	Foreign Currency Translation	Available-For-Sale Investments	Total
Balances at January 31, 2015	$382	$—	$382
Foreign currency translation adjustments	(17)	—	(17)
Reclassification of foreign currency translation adjustments into earnings due to sale of business	(67)	—	(67)
Balances at August 1, 2015	$298	$—	$298

	Foreign Currency Translation	Available-For-Sale Investments	Total
Balances at February 1, 2014	$485	$7	$492
Foreign currency translation adjustments	3	—	3
Unrealized losses on available-for-sale investments	—	(1)	(1)
Balances at August 2, 2014	$488	$6	$494

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

10.    Repurchase of Common Stock

We have a $5.0 billion share repurchase program that was authorized by our Board of Directors in June 2011. At the beginning of the second quarter of fiscal 2016, there was $4.0 billion available for share repurchases. There is no expiration date governing the period over which we can repurchase shares under the June 2011 share repurchase program. On March 3, 2015, we announced that we planned to resume share repurchases under the 2011 program, with the intent to purchase $1.0 billion in the 3 years following the announcement.

For the three and six months ended August 1, 2015, we repurchased 9.5 million shares of our common stock at a cost of $324 million. No shares were repurchased during the three and six months ended August 2, 2014. At August 1, 2015, approximately $3.7 billion remained available for additional purchases under the June 2011 share repurchase program. Repurchased shares have been retired and constituted authorized, but unissued shares.

11.    Income Taxes

In the first quarter of fiscal 2015, we filed an election with the Internal Revenue Service to treat a U.K. subsidiary as a disregarded entity such that its assets were deemed to be assets held directly by a U.S. entity for U.S. tax purposes. This tax-only election resulted in the elimination of our outside basis difference in the U.K. subsidiary. Additionally, the election resulted in the recognition of a deferred tax asset (and corresponding income tax benefit) for the remaining unrecognized inside tax basis in the U.K. subsidiary’s intangible asset. Excluding the $353 million income tax benefit related to this election, our effective tax rate in the first six months of fiscal 2015 would have been 36.8%. See Note 10, Income Taxes, in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015, for additional information.

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

Revenue by reportable segment was as follows ($ in millions):

	Three Months Ended		Six Months Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Domestic	$7,878	$7,585	$15,768	$15,366
International	650	874	1,318	1,732
Total revenue	$8,528	$8,459	$17,086	$17,098

Operating income (loss) by reportable segment and the reconciliation to earnings from continuing operations before income tax (benefit) expense were as follows ($ in millions):

	Three Months Ended		Six Months Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Domestic	$309	$258	$613	$484
International	(21)	(33)	(239)	(49)
Total operating income	288	225	374	435
Other income (expense)
Gain on sale of investments	—	2	2	2
Investment income and other	4	6	11	10
Interest expense	(20)	(23)	(40)	(46)
Earnings from continuing operations before income tax (benefit) expense	$272	$210	$347	$401

Assets by reportable segment were as follows ($ in millions):

	August 1, 2015	January 31, 2015	August 2, 2014
Domestic	$12,335	$12,998	$11,847
International	1,231	2,258	2,502
Total assets	$13,566	$15,256	$14,349

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

In June 2011, a purported shareholder derivative action captioned, Salvatore M. Talluto, Derivatively and on Behalf of Best Buy Co., Inc. v. Richard M. Schulze, et al., as Defendants and Best Buy Co., Inc. as Nominal Defendant, was filed against both present and former members of our Board of Directors serving during the relevant periods in fiscal 2011 and us as a nominal defendant in the U.S. District Court for the State of Minnesota. The lawsuit alleges that the director defendants breached their fiduciary duty, among other claims, including violation of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder, in failing to correct public misrepresentations and material misstatements and/or omissions regarding our fiscal 2011 earnings projections and, for certain directors, selling stock while in possession of material adverse non-public information. Additionally, in July 2011, a similar purported class action was filed by a single shareholder, Daniel Himmel, against us and certain of our executive officers in the same court. In November 2011, the respective lawsuits of Salvatore M. Talluto and Daniel Himmel were consolidated into a new action captioned, In Re: Best Buy Co., Inc. Shareholder Derivative Litigation, and a stay ordered pending the close of discovery in the consolidated IBEW Local 98 Pension Fund v. Best Buy Co., Inc., et al. case. Additionally, in June, 2015, a similar purported class action was filed by a single shareholder, Khuong Tran, derivatively on behalf of Best Buy Co., Inc. against us and certain of our executive officers and directors in the same court. The Tran lawsuit has also been stayed pending the close of discovery in IBEW.

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

Cathode Ray Tube Action

On November 14, 2011, we filed a lawsuit captioned In re Cathode Ray Tube Antitrust Litigation in the United States District Court for the Northern District of California. We allege that the defendants engaged in price fixing in violation of antitrust regulations relating to cathode ray tubes for the time period between March 1, 1995 through November 25, 2007. No trial date has been set. In connection with this action, we received settlement proceeds net of legal expenses and costs in the amount of $8 million and $75 million in the second quarter and the first six months of fiscal 2016, respectively. We will continue to litigate against the remaining defendants and expect further settlement discussions as this matter proceeds; however, it is uncertain whether we will recover additional settlement sums or a favorable verdict at trial.

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

Our MD&A should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended January 31, 2015 (including the information presented therein under Risk Factors), as well as our reports on Forms 10-Q and 8-K and other publicly available information. All amounts herein are unaudited.

Overview

We are a leading provider of technology products, services and solutions. We offer expert service at unbeatable prices more than 1.5 billion times a year to the consumers, small business owners and educators who visit our stores, engage with Geek Squad agents or use our websites or mobile applications. We have retail and online operations in the U.S., Canada and Mexico. We operate two reportable segments: Domestic and International. The Domestic segment is comprised of all operations within the U.S. and its territories. The International segment is comprised of all operations outside the U.S. and its territories.

Our business, like that of many retailers, is seasonal. Historically, we have generated a higher proportion of our revenue and earnings in the fiscal fourth quarter, which includes the majority of the holiday shopping season in the U.S., Canada and Mexico ("Holiday"). While consumers view some of the products and services we offer as essential, others are viewed as discretionary purchases. Consequently, our financial results are susceptible to changes in consumer confidence and other macroeconomic factors, including population growth, unemployment, consumer credit availability and the condition of the housing market. Additionally, other factors directly impact our performance, such as product life-cycles (including the introduction and pace of adoption of new technology), consumer trends and the competitive retail environment. As a result of these factors, predicting our future revenue and net earnings is difficult.

Throughout this MD&A, we refer to comparable sales. Our comparable sales calculation compares revenue from stores, websites and call centers operating for at least 14 full months, as well as revenue related to certain other comparable sales channels for a particular period to the corresponding period in the prior year. Relocated stores, as well as remodeled, expanded and downsized stores closed more than 14 days, are excluded from the comparable sales calculation until at least 14 full months after reopening. Acquisitions are included in the comparable sales calculation beginning with the first full quarter following the first anniversary of the date of the acquisition. The portion of the calculation of comparable sales attributable to our International segment excludes the effect of fluctuations in foreign currency exchange rates. The calculation of comparable sales excludes the impact of revenue from discontinued operations. The Canadian brand consolidation, which included the permanent closure of 66 Future Shop stores, the conversion of 65 Future Shop stores to Best Buy stores and the elimination of the Future Shop website, is expected to have a material impact on a year-over-year basis on the remaining Canadian retail stores and the website. As such, all Canadian store and website revenue has been removed from the comparable sales base and the International segment (comprised of Canada and Mexico) no longer has a comparable metric in fiscal 2016. Therefore, Enterprise comparable sales will be equal to Domestic segment comparable sales until International segment revenue is again comparable on a year-over-year basis. Enterprise comparable sales for periods presented prior to fiscal 2016 includes revenue from our International segment.

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

This MD&A includes reference to sales for certain consumer electronics categories. According to The NPD Group’s ("NPD") Weekly Tracking Service as published August 10, 2015, revenue for the consumer electronics industry declined 1.3% during the 13 weeks ended August 1, 2015, compared to the 13 weeks ended August 2, 2014. The consumer electronics industry, as defined by NPD, includes televisions, desktop and notebook computers, tablets not including Kindle, digital imaging and other categories. Sales of these products represent approximately 65% of our Domestic segment revenue. The data does not include mobile phones, gaming, movies, music, appliances or services.

This MD&A includes financial information prepared in accordance with accounting principles generally accepted in the United States ("GAAP"), as well as certain adjusted or non-GAAP financial measures such as non-GAAP operating income, non-GAAP net earnings from continuing operations, non-GAAP diluted earnings per share ("EPS") from continuing operations and non-GAAP debt to earnings before interest, income taxes, depreciation, amortization and rent ("EBITDAR") ratio. Generally, a non-GAAP financial measure is a numerical measure of financial performance, financial position or cash flows that excludes (or includes) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with GAAP. The non-GAAP financial measures should be viewed as a supplement to, and not a substitute for, financial measures presented in accordance with GAAP. Non-GAAP measures as presented herein may not be comparable to similarly titled measures used by other companies.

We believe that the non-GAAP measures described above provide meaningful supplemental information to assist shareholders in understanding our financial results and assessing our prospects for future performance. Management believes non-GAAP operating income, non-GAAP net earnings from continuing operations and non-GAAP diluted earnings per share from continuing operations are important indicators of our operations because they exclude items that may not be indicative of, or are unrelated to, our core operating results and provide a baseline for analyzing trends in our underlying businesses. Management makes standard adjustments for items such as restructuring charges, goodwill impairments, non-restructuring asset impairments and gains or losses on investments, as well as adjustments for other items that may arise during the period and have a meaningful impact on comparability. To measure adjusted operating income, we removed the impact of the cathode ray tube ("CRT") litigation settlements and related legal fees and costs, restructuring charges – cost of goods sold, non-restructuring asset impairments, restructuring charges and other Canadian brand consolidation costs from operating income. Non-GAAP net earnings from continuing operations was calculated by removing the after-tax impact of operating income adjustments and the gains on investments, as well as the income tax impacts of reorganizing certain European legal entities in the first quarter of fiscal 2015 from net earnings from continuing operations. To measure non-GAAP diluted EPS from continuing operations, we excluded the per share impact of net earnings adjustments from diluted earnings per share. Management believes our non-GAAP debt to EBITDAR ratio is an important indicator of our creditworthiness. Because non-GAAP financial measures are not standardized, it may not be possible to compare these financial measures with other companies' non-GAAP financial measures having the same or similar names. These non-GAAP financial measures are an additional way of viewing aspects of our operations that, when viewed with our GAAP results and the reconciliations to GAAP results within our discussion of consolidated performance below, provide a more complete understanding of our business. We strongly encourage investors and shareholders to review our financial statements and publicly-filed reports in their entirety and not to rely on any single financial measure.

Business Strategy Update

Enterprise revenue grew 0.8% to $8.5 billion in the second quarter of fiscal 2016 driven by a 3.9% revenue increase in the Domestic segment, partially offset by the impact of the Canadian brand consolidation and approximately 120 basis points of impact from foreign currency. Better year-over-year performance in the Domestic segment also drove an approximately 50 basis point increase in the Enterprise non-GAAP operating income rate to 3.4% and a 17.0% increase in non-GAAP diluted EPS to $0.49. We also returned $321 million in cash to shareholders through share repurchases and $81 million in regular dividends.

In the Domestic segment, our comparable sales increased 2.7%, excluding the impact of installment billing, driven by continued strong performance in major appliances, large screen televisions and mobile phones. Online comparable sales increased 17.0% as our investments in new capabilities continued to drive increased traffic and higher conversion rates. We also saw industry revenue in the NPD tracked categories, representing 65% of our revenue, improve from a decline of 5.3% in the first quarter of fiscal 2016 to a decline of 1.3% in the second quarter of fiscal 2016.

In the International segment, while revenue declined due to store closures and fluctuations in foreign currency, we have experienced higher-than expected customer retention from the 66 permanently closed Future Shop locations in Canada. We are now in the midst of converting the remaining 65 Future Shop locations to the Best Buy brand. Much of the work and investments around building a superior multi-channel customer experience in Canada are still ahead of us.

As we approach the third anniversary of the launch of our Renew Blue strategy, we have three important observations that are relevant when evaluating the progress we have made so far:

1.
Industry trends. We believe that overall consumer demand for technology products and services, including appliances and mobile phones, is growing. This is driven by technology and product innovation and by macro factors such as population growth, the housing recovery and healthy living trends that are driving momentum in our appliances, home theater, connected home and health & wearables categories, which we believe will remain positive catalysts in quarters to come. In addition, the increasing complexity and interoperability of technology products, and the advent of the “the Internet of Things”, are making Best Buy’s operating model increasingly relevant as customers want and need more help selecting, installing, connecting, integrating, using, maintaining and taking full advantage of their products.

2.
Strategic investments. We believe that the investments that we have made in our Renew Blue strategy to offer advice, service and convenience at competitive prices are driving successful results, as evidenced by (1) the market share gains we have achieved in the NPD-tracked categories; (2) our growth in appliances and mobile phones; and (3) the overall positive Domestic segment comparable sales and expanded operating income rate that we have delivered both last year and year-to-date this year.

3.
Competitive advantages. We believe we have three distinct competitive advantages that are helping us win with customers, are driving better financial results and are hard for competitors to replicate. The first competitive advantage is our ability to serve our customers online, in-store and in their home. We offer a digital shopping experience to our customers, online and in our new mobile app. We also have stores within 15 minutes of 70% of the U.S. population that not only provide advice, service and convenience to our in-store customers but also operate as local distribution centers to provide online customers with greater inventory availability and faster delivery. Through Geek Squad, we are able to provide an array of services to our customers remotely, in our stores and in their home. The second competitive advantage is our positioning in the marketplace which allows us to benefit from early adopters who choose Best Buy when new, exciting technology is released. Our strong merchandising and vendor partnerships allow us to showcase the best products more quickly and effectively than many of our competitors. Our third competitive advantage is our close vendor partnerships. Not only do we showcase the best of what our vendors offer, we are also benefiting from the material investments that several of the world’s leading technology companies are making in our stores. With these partnerships, we are able to bring to life interactive technology experiences that make the Best Buy operating model more relevant for customers. We believe the continued growth in our vendor partnerships demonstrates their value not only to our customers and Best Buy, but also to our vendor partners.

Update on our Fiscal 2016 Strategic Priorities

Services is a critical component to our strategy. We have significant service capabilities today, including our ability to assist customers in our stores, remotely and in their homes. We currently have approximately 20,000 Geek Squad agents and Magnolia system designers. We are proud of the services we offer, as they generate some of our highest NPS scores. However, two factors have negatively impacted our Services revenue: (1) the reduced frequency and severity of claims on our extended warranties, which had the impact of reducing repair revenue, which is actually beneficial both financially and operationally; and (2) the decline of our traditional extended warranty revenues, which we are addressing by materially renewing our service offerings to make them more compelling and price competitive.

We are increasing our strategic investments in Services. There are several developments, which we believe demonstrate the continued evolution from a traditional extended warranty product offering to a range of value-added services that help address the needs of our customers.

For example, in our computing and tablet service categories, beginning September 13, 2015, we expect to launch a range of services including Geek Squad Protect and Support Plus, which combines hardware support, 24/7 software support and accidental damage in one competitively priced plan. In addition, we are offering a range of classes to help customers take advantage of their technology products, including in our digital imaging hubs, Samsung Experience Shops and in our Windows stores around the launch of Windows 10 in July 2015.

In support of this strategy, we are investing in talent, systems and processes to further enhance the quality and scope of the services we deliver to our customers. We are also continuing to drive operational and cost efficiencies, which are resulting in reduced repair costs and a higher year-over-year gross profit rate.

From a Merchandising standpoint, in appliances, we have opened 35 of the 60 additional Pacific Kitchen & Home stores-within-a-store planned for this year, increasing their presence to 152 of our stores. We also began the expansion of our Samsung appliance experiences and expect to complete approximately 225 Samsung Open Houses by the end of the year, which will be the largest dedicated in-store display of Samsung appliances in the U.S.

In home theater, we have continued to solidify our position as the destination for customers to discover and interact with industry-leading home theater technology, particularly ultra-high definition or 4K televisions. We have expanded our Samsung Home Theater stores-within-a-store from 500 at launch to 603, and the Sony Home Theater stores-within-a-store from 350 at launch to 372. We have also completed 5 of the 20 planned Magnolia Design Center stores-within-a-store for this year, increasing their presence to 63 of our stores. As pricing of these technologies becomes even more affordable, we believe that we will continue to benefit from the customer moving to larger screen televisions and 4K technology.

In computing, we believe we are optimally positioned to help customers transition to the new Windows 10 operating system that was introduced at the end of July 2015. We have a very large selection of laptops with Windows 10 already installed and a compelling in-store experience with our Windows stores-within-a-store. Today, we have over 600 of these in the U.S. and expect to have over 800 by Holiday.

We have also been working with Apple to update the 740 stores-within-a-store that were first implemented in 2007. The stores-within-a-store will have new Apple fixtures and are larger with more display tables for phones, computers and tablets. We have already implemented approximately 350 of them and expect to complete a total of approximately 520 by Holiday. The additional display tables are great for the merchandising of the new Apple Watch, which went on sale on Best Buy.com and in more than 100 of our stores in August. Because demand for Apple Watch has been so strong in these stores and online, we are excited to share that beginning September 4, 2015, we expect to be carrying the Apple Watch in more than 900 of our stores. We also expect the Apple Watch to be available in all our Best Buy stores and approximately 30 of our Best Buy Mobile stores by the end of September.

As for our Online experience, we continued to leverage our ship-from-store, digital marketing, and enhanced website functionality to drive a 17.0% increase in our Domestic segment's comparable online sales during the second quarter of fiscal 2016. This growth was driven by (1) a significantly increased number of our online customers who received and took advantage of our free, 2-day shipping promise enabled by enhancements to our ship-from-store capability and supply chain investments that are driving improved speed, convenience and reliability; (2) increased visibility of open box and clearance inventory; and (3) the expansion of online-only flash sales.

We also launched several customer-facing site improvements including (1) expanded payment options for our customers through partnering with American Express to offer pay with points; (2) the ability to search and shop by brand; and (3) a significantly more relevant recommendation engine.

As part of our Renew Blue cost reduction and gross profit optimization program, which has a goal to reduce $400 million over the next three years, we eliminated $100 million in annualized costs. These savings will be offset, however, by the incremental investments in our future growth initiatives, which for this year, we expect to be approximately $120 million. To date, we have invested approximately $65 million to fund these initiatives, of which $35 million was in the second quarter.

Fiscal 2016 Trends

As we enter the third quarter of fiscal 2016, it is difficult to know how certain macro-economic trends will affect overall consumer spending. To date, however, we have not seen a measurable impact versus our original expectation, so our outlook assumes that there will be no material changes in overall consumer spending in the third quarter of fiscal 2016.

Our year-over-year non-GAAP outlook for the third quarter of fiscal 2016 includes: (1) in the Domestic segment, flat to low-single digit revenue growth; (2) an approximately flat Domestic segment operating income rate driven by a higher gross profit rate offset by increased SG&A due to inflation and growth-related investments; and (3) in the International segment, revenue decline of approximately 30% and non-GAAP operating income rate in the range of negative 2.5% to negative 3.5%, due to the ongoing impacts of the Canadian brand consolidation and fluctuations in foreign currency.

With these expectations, which assume continued strength in our Domestic segment offset by the near-term impacts of the Canadian brand consolidation, we expect at the Enterprise level (1) a flat to negative low-single digit revenue growth rate and (2) an operating income rate growth of flat to negative 20 basis points. This includes an approximately 15 basis point negative year-over-year impact in the Domestic business due to an $11.5 million or $0.02 per share legal settlement that we received in the third quarter of fiscal 2015, which will not recur this year. Additionally, we expect the non-GAAP continuing operations effective income tax rate to be in the range of 39% to 40%, versus 38.1% last year, which could result in a negative $0.01 year-over-year non-GAAP diluted EPS impact in the third quarter of fiscal 2016.

Results of Operations

In order to align our fiscal reporting periods and comply with statutory filing requirements, we consolidate the financial results of our Mexico operations on a one-month lag. Consistent with such consolidation, the financial and non-financial information presented in our MD&A relative to Mexico is also presented on a one-month lag. Our policy is to accelerate recording the effect of events occurring in the lag period that significantly affect our consolidated financial statements. There were no significant intervening events which would have materially affected our financial condition, results of operations, liquidity or other factors had they been recorded during the three months ended August 1, 2015.

Discontinued Operations Presentation

Discontinued operations are comprised primarily of Five Star within our International segment. Unless otherwise stated, financial results discussed herein refer to continuing operations.

Domestic Segment Installment Billing Plans

In April 2014, we began to sell installment billing plans offered by mobile carriers to our customers to complement the more traditional two-year plans. While the two types of contracts have broadly similar overall economics, installment billing plans typically generate higher revenues due to higher proceeds for devices and higher cost of sales due to lower device subsidies. As we increase our mix of installment billing plans, there is an associated increase in revenue and cost of goods sold and a decrease in gross profit rate, with gross profit dollars relatively unaffected. We estimate that our second quarter of fiscal 2016 Enterprise and Domestic comparable sales of 3.8% include a 1.1% of revenue impact from this classification difference and that our first six months of fiscal 2016 Enterprise and Domestic comparable sales of 2.2% include a 1.2% of revenue impact from this classification difference.

Consolidated Performance Summary

The following table presents selected consolidated financial data ($ in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Revenue	$8,528	$8,459	$17,086	$17,098
Revenue % gain (decline)	0.8%	(3.1)%	(0.1)%	(3.2)%
Comparable sales % gain (decline)(1)	3.8%	(2.2)%	2.2%	(2.0)%
Comparable sales % gain (decline), excluding estimated impact of installment billing(1)(2)	2.7%	(2.2)%	1.0%	(2.0)%
Restructuring charges – cost of goods sold	$(3)	$—	$5	$—
Gross profit	$2,098	$1,978	$4,128	$3,945
Gross profit as a % of revenue(3)	24.6%	23.4%	24.2%	23.1%
SG&A	$1,811	$1,748	$3,577	$3,503
SG&A as a % of revenue(3)	21.2%	20.7%	20.9%	20.5%
Restructuring charges	$(1)	$5	$177	$7
Operating income	$288	$225	$374	$435
Operating income as a % of revenue	3.4%	2.7%	2.2%	2.5%
Net earnings from continuing operations	$164	$137	$201	$606
Earnings from discontinued operations	$—	$9	$92	$1
Net earnings attributable to Best Buy Co., Inc. shareholders	$164	$146	$293	$607
Diluted earnings per share from continuing operations	$0.46	$0.39	$0.57	$1.73
Diluted earnings per share	$0.46	$0.42	$0.82	$1.73

(1)
Enterprise comparable sales for the second quarter of fiscal 2015 includes revenue from our International segment. Excluding the International segment, Enterprise comparable sales would have been (2.0)% and (1.6)% for the three and six months ended August 2, 2014, respectively, i.e., equal to Domestic segment comparable sales.

(2)
Represents comparable sales excluding the estimated 1.1% and 1.2% of revenue benefit from installment billing in the second quarter of fiscal 2016 and the first six months of fiscal 2016, respectively.

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

The components of the 0.8% revenue increase for the second quarter of fiscal 2016 and the 0.1% decrease for the first six months of fiscal 2016 were as follows:

	Three Months Ended	Six Months Ended
	August 1, 2015	August 1, 2015
Comparable sales impact	3.3%	1.9%
Non-comparable sales(1)	(1.3)%	(0.9)%
Impact of foreign currency exchange rate fluctuations	(1.2)%	(1.1)%
Total revenue increase (decrease)	0.8%	(0.1)%

(1)
Non-comparable sales reflects the impact of net store opening and closing activity, including the Canadian brand consolidation activity, as well as the impact of revenue streams not included within our comparable sales calculation, such as credit card revenue, gift card breakage, commercial sales and sales of merchandise to wholesalers and dealers.

The gross profit rate increased by 1.2% of revenue in the second quarter of fiscal 2016. Gross profit rate increases in our Domestic and International segments accounted for an increase of 1.1% and 0.1%, respectively. For the first six months of fiscal 2016, the gross profit rate increased by 1.1% of revenue. Our Domestic segment accounted for an increase in our gross profit rate of 1.2% of revenue, and our International segment accounted for a decrease in our gross profit rate of 0.1% of revenue. For further discussion of each segment’s gross profit rate changes, see Segment Performance Summary below.

The SG&A rate increased by 0.5% of revenue in the second quarter of fiscal 2016. The Domestic segment accounted for a majority of the increase. The SG&A rate for the first six months of fiscal 2016 increased 0.4% of revenue with the Domestic segment driving the increase. For further discussion of each segment’s SG&A rate changes, see Segment Performance Summary below.

For the first six months of fiscal 2016, we recorded $182 million of restructuring charges, of which our Domestic segment recorded a benefit of $1 million and our International segment recorded a charge of $183 million, which included $5 million of write-downs recorded in restructuring charges – cost of goods sold. The restructuring charges recorded in the first six months of fiscal 2016 resulted in a decrease in our operating income rate of 1.1% of revenue. We recorded $7 million of restructuring charges in the first six months of fiscal 2015, which had no impact on our operating income rate. For further discussion of each segment’s restructuring charges, see Segment Performance Summary below.

Operating income increased $63 million and our operating income rate increased to 3.4% of revenue in the second quarter of fiscal 2016, compared to 2.7% of revenue in the second quarter of fiscal 2015. The increase in operating income was primarily due to the increase in gross profit driven by our Domestic segment, which was partially offset by an increase in SG&A expenses driven by investments in future growth initiatives, SG&A inflation and higher compensation in the second quarter of fiscal 2016. For the first six months of fiscal 2016, operating income decreased 14.0% to $374 million or, as a percentage of revenue, to 2.2% compared to 2.5% of revenue in the first six months of fiscal 2015. The decrease in operating income was primarily due to the increase in restructuring charges, which was a result of our Canadian brand consolidation. These decreases were partially offset by an increase in gross profit and the $75 million of CRT settlements net of legal expenses and costs in the first six months of fiscal 2016.

Income Tax (Benefit) Expense

Income tax expense increased to $108 million in the second quarter of fiscal 2016 compared to $73 million in the prior-year period, primarily as a result of an increase in pre-tax earnings. Our effective income tax rate in the second quarter of fiscal 2016 was 39.8% compared to a rate of 34.8% in the second quarter of fiscal 2015. The increase in the effective income tax rate was primarily due to the resolution of certain tax matters in the prior-year period and forecasted taxable losses from foreign operations in the current year period.
Income tax increased to an expense of $146 million in the first six months of fiscal 2016 compared to a benefit of $205 million in the prior-year period, primarily due to a $353 million discrete benefit related to reorganizing certain European legal entities in the prior-year period. Our effective income tax rate for the first six months of fiscal 2016 was 42.1%, compared to a rate of (51.3)% in the first six months of fiscal 2015. Excluding the impact of the European legal entity reorganization, the effective tax rate would have been 36.8%. The increase in the effective income tax rate was primarily due to the discrete benefit related to the reorganization mentioned above, as well as the resolution of certain tax matters in the prior-year period and forecasted taxable losses from foreign operations in the current year period. Refer to Note 11, Income Taxes, in the Notes to Condensed Consolidated Financial Statements for additional information.
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
Discontinued Operations
We recognized no earnings from discontinued operations in the second quarter of fiscal 2016. For the first six months of fiscal 2016, we recognized $92 million of earnings from discontinued operations, which was primarily due to a $99 million gain on the sale of our Five Star business in China. We recognized a $9 million benefit and a $1 million benefit from discontinued operations in the second quarter of fiscal 2015 and for the first six months of fiscal 2015, respectively, related to the sale of our Five Star business in China. Refer to Note 2, Discontinued Operations, in the Notes to Condensed Consolidated Financial Statements for additional information.

Non-GAAP Financial Measures

The following table reconciles operating income, net earnings, and diluted earnings per share for the periods presented from continuing operations (GAAP financial measures) to non-GAAP operating income, non-GAAP net earnings, and non-GAAP diluted earnings per share from continuing operations for the periods presented ($ in millions, except per share amounts).

	Three Months Ended		Six Months Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Operating income	$288	$225	$374	$435
Net CRT settlements(1)	(8)	—	(75)	—
Restructuring charges – cost of goods sold	(3)	—	5	—
Other Canadian brand consolidation charges(2)	2	—	5	—
Non-restructuring asset impairments	14	12	25	21
Restructuring charges	(1)	5	177	7
Non-GAAP operating income	$292	$242	$511	$463

Net earnings from continuing operations	$164	$137	$201	$606
After-tax impact of net CRT settlements(1)	(9)	—	(53)	—
After-tax impact of restructuring charges - cost of goods sold	(1)	—	4	—
After-tax impact of other Canadian brand consolidation charges(2)	1	—	3	—
After-tax impact of non-restructuring asset impairments	11	8	18	14
After-tax impact of restructuring charges	8	4	133	5
After-tax impact of gain on sale of investments	—	(1)	(1)	(1)
Income tax impact of Europe legal entity reorganization(3)	—	—	—	(353)
Non-GAAP net earnings from continuing operations	$174	$148	$305	$271

Diluted earnings per share from continuing operations	$0.46	$0.39	$0.57	$1.73
Per share impact of net CRT settlements(1)	(0.03)	—	(0.15)	—
Per share impact of restructuring charges - cost of goods sold	—	—	0.01	—
Per share impact of other Canadian brand consolidation charges(2)	—	—	0.01	—
Per share impact of non-restructuring asset impairments	0.03	0.02	0.05	0.04
Per share impact of restructuring charges	0.03	0.01	0.37	0.01
Per share impact of gain on sale of investments	—	—	—	—
Per share income tax effect of Europe legal entity reorganization(3)	—	—	—	(1.01)
Non-GAAP diluted earnings per share from continuing operations	$0.49	$0.42	$0.86	$0.77

(1)
Represents $10 million of CRT litigation settlements reached in the second quarter of fiscal 2016 and recorded in cost of goods sold, net of $2 million of related legal fees and costs recorded in SG&A in the second quarter of fiscal 2016. For the first six months of fiscal 2016, represents $88 million of CRT litigation settlements reached and recorded in cost of goods sold, net of $13 million of related legal fees and costs recorded in SG&A.

(2)	Represents charges related to the Canadian brand consolidation, primarily retention expenses and other store-related costs that did not qualify as restructuring charges.

(3)	Represents the acceleration of a non-cash tax benefit of $353 million as a result of reorganizing certain European legal entities to simplify our overall structure in the first quarter of fiscal 2015.

Non-GAAP operating income increased $50 million, to 3.4% of revenue, in the second quarter of fiscal 2016, and $48 million, to 3.0% of revenue, in the first six months of fiscal 2016. The increase in both periods was driven by an improvement in our Domestic segment related to an increase in gross profit. The increase in operating income resulted in a year-over-year increase in non-GAAP net earnings from continuing operations and non-GAAP diluted earnings per share from continuing operations in the second quarter and first six months of fiscal 2016.

Segment Performance Summary

Domestic

Domestic segment revenue of $7.9 billion in the second quarter of fiscal 2016 increased 3.9% compared to the prior year. This increase was primarily driven by (1) a comparable sales increase of 2.7%, excluding the estimated benefit associated with the classification of revenue for the mobile carrier installment billing plans, (2) an estimated 1.1% of revenue benefit associated with installment billing; and (3) a periodic profit sharing payment based on the performance of our externally managed extended service plan portfolio and an extended warranty deferred revenue adjustment.

Domestic segment online revenue of $676 million increased 17.0% on a comparable basis primarily due to increased traffic and higher conversion rates. As a percentage of total Domestic revenue, online revenue increased 90 basis points to 8.6% versus 7.7% last year.

The following table presents selected financial data for the Domestic segment ($ in millions):

	Three Months Ended		Six Months Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Revenue	$7,878	$7,585	$15,768	$15,366
Revenue % gain (decline)	3.9%	(2.4)%	2.6%	(2.3)%
Comparable sales % gain (decline)(1)	3.8%	(2.0)%	2.2%	(1.6)%
Comparable sales % gain (decline) excluding estimated impact of installment billing(1)(2)	2.7%	(2.0)%	1.0%	(1.6)%
Gross profit	$1,946	$1,778	$3,832	$3,541
Gross profit as a % of revenue	24.7%	23.4%	24.3%	23.0%
SG&A	$1,636	$1,521	$3,220	$3,056
SG&A as a % of revenue	20.8%	20.1%	20.4%	19.9%
Restructuring charges	$1	$(1)	$(1)	$1
Operating income	$309	$258	$613	$484
Operating income as a % of revenue	3.9%	3.4%	3.9%	3.1%

Selected Online Revenue Data
Online revenue as a % of total segment revenue	8.6%	7.7%	8.6%	7.9%
Comparable online sales % gain(1)	17.0%	22.0%	10.8%	25.7%

(1)	Comparable online sales is included in the comparable sales calculation.

(2)	Represents comparable sales excluding the estimated 1.1% and 1.2% of revenue benefit from installment billing in the second quarter and the first six months of fiscal 2016, respectively.

The components of our Domestic segment's 3.9% and 2.6% revenue increases for the second quarter and first six months of fiscal 2016, respectively, were as follows:

	Three Months Ended	Six Months Ended
	August 1, 2015	August 1, 2015
Comparable sales impact	3.7%	2.1%
Non-comparable sales(1)	0.2%	0.5%
Total revenue increase	3.9%	2.6%

(1)
Non-comparable sales reflects the impact of net store opening and closing activity, as well as the impact of revenue streams not included within our comparable sales calculation, such as credit card revenue, gift card breakage, commercial sales, and sales of merchandise to wholesalers and dealers.

The following table reconciles the number of Domestic stores open at the beginning and end of the second quarters of fiscal 2016 and 2015:

	Fiscal 2016				Fiscal 2015
	Total Stores at Beginning of Second Quarter	Stores Opened	Stores Closed	Total Stores at End of Second Quarter	Total Stores at Beginning of Second Quarter	Stores Opened	Stores Closed	Total Stores at End of Second Quarter
Best Buy	1,049	—	(2)	1,047	1,053	—	—	1,053
Best Buy Mobile stand-alone	362	—	(6)	356	406	—	(15)	391
Pacific Sales stand-alone	29	—	—	29	30	—	(1)	29
Magnolia Audio Video stand-alone	2	—	(1)	1	4	—	—	4
Total Domestic segment stores	1,442	—	(9)	1,433	1,493	—	(16)	1,477

The following table presents the Domestic segment’s revenue mix percentages and comparable sales percentage changes by revenue category in the second quarters of fiscal 2016 and 2015:

	Revenue Mix		Comparable Sales
	Three Months Ended		Three Months Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Consumer Electronics	32%	31%	7.3%	0.2%
Computing and Mobile Phones	47%	47%	1.5%	(5.9)%
Entertainment	6%	6%	(2.0)%	16.1%
Appliances	10%	9%	20.7%	8.2%
Services	5%	6%	(13.1)%	(8.9)%
Other	<1%	1%	n/a	n/a
Total	100%	100%	3.8%	(2.0)%

The following is a description of the notable comparable sales changes in our Domestic segment by revenue category:

•	Consumer Electronics: The 7.3% comparable sales gain was driven primarily by an increase in the sales of large screen televisions.

•
Computing and Mobile Phones: The 1.5% comparable sales gain primarily resulted from sales of mobile phones due to the impact of installment billing plans and higher year-over-year selling prices. This gain is partially offset by the continued industry softness in tablets.

•
Entertainment: The 2.0% comparable sales decline was driven by declines in movies and music due to continued industry declines, partially offset by a slight gain in gaming due to successful promotions.

•	Appliances: The 20.7% comparable sales gain was a result of gains in major appliances primarily driven by the addition of Pacific Kitchen & Home stores-within-a-store and effective promotional events.

•
Services: The 13.1% comparable sales decline was primarily driven by the reduction of frequency and severity of claims on our extended warranties, which has reduced our repair revenue, and to a much lesser extent, declining attach rates.

Our Domestic segment experienced an increase in gross profit of $168 million, or 9.4%, in the second quarter of fiscal 2016 compared to the second quarter of fiscal 2015. Excluding the CRT litigation settlements of $10 million received in the second quarter of fiscal 2016, we experienced an increase in gross profit of $158 million, and the gross profit rate increased 1.2% of revenue. The rate increase was primarily due to (1) the positive impact of changes in mobile warranty plans which resulted in lower costs due to lower claim frequency and severity; (2) rate improvements in computing hardware; (3) an increased mix of higher-margin large screen televisions; (4) the periodic profit sharing payment based on the performance of our externally managed extended service plan portfolio and an extended warranty deferred revenue adjustment; and (5) an additional positive mix shift due to significantly decreased revenue in the lower-margin tablet category. These increases were partially offset by a lower rate in the mobile category driven by increased sales of higher priced iconic mobile phones, which have higher gross profit dollars but carry a lower gross profit rate.

For the first six months of fiscal 2016, our Domestic segment experienced an increase in gross profit of $291 million, or 8.2%, compared to the prior-year period. A driver of the increase was $88 million of CRT litigation settlements received in the first six months of fiscal 2016. Excluding the CRT litigation settlements, we experienced an increase in gross profit of $203 million, and the gross profit rate increased 0.7% of revenue. The rate increase was primarily due to (1) the positive impact of changes in mobile warranty plans which resulted in lower costs due to lower claim frequency and severity; (2) rate improvements in computing hardware; (3) an additional positive mix shift due to significantly decreased revenue in the lower-margin tablet category; (4) positive revenue impact related to our credit card portfolio; (5) the periodic profit sharing payment based on the performance of our externally managed extended service plan portfolio and an extended warranty deferred revenue adjustment; and (6) an increased mix of higher-margin large screen televisions. These increases were partially offset by a lower rate in the mobile category driven by increased sales of higher priced iconic mobile phones, which have higher gross profit dollars but carry a lower gross profit rate, and lower rates related to major appliances.

Our Domestic segment’s SG&A increased $115 million, or 7.6%, in the second quarter of fiscal 2016 compared to the prior-year period. For the first six months of fiscal 2016, our Domestic segment's SG&A increased $164 million, or 5.4%, compared to the prior-year period. In addition, the SG&A rate increased by 0.7% and 0.5% of revenue in the second quarter and first six months of fiscal 2016, respectively, compared to the prior-year period. The increases in SG&A and SG&A rate were primarily driven by increased costs to support the investments in future growth initiatives, SG&A inflation and higher incentive compensation.

Our Domestic segment operating income in the second quarter and first six months of fiscal 2016 increased by $51 million and $129 million, respectively, compared to the same periods in the prior year. The increase in both periods was primarily due to an increase in gross profit, partially offset by higher SG&A expenses, as described above. In addition, the year-over-year increase for the first six months of fiscal 2016 was impacted by the $75 million of net proceeds from CRT litigation settlements received.

International

During the first quarter of fiscal 2016, we consolidated the Future Shop and Best Buy stores and websites in Canada under the Best Buy brand. This resulted in the permanent closure of 66 Future Shop stores and the conversion of the remaining 65 Future Shop stores to the Best Buy brand. The costs of implementing these changes primarily consist of lease exit costs, a tradename impairment, property and equipment impairments, employee termination benefits and inventory write-downs. In the first six months of fiscal 2016, we incurred total pre-tax restructuring charges, other Canadian brand consolidation charges and property and equipment impairments of $192 million out of the previously disclosed expectation of approximately $200 million to $280 million related to the actions. We expect to incur the additional charges of $10 million to $90 million in future periods primarily related to non-restructuring asset impairments as we continue to invest in the Canadian transformation.

The following table presents selected financial data for the International segment ($ in millions):

	Three Months Ended		Six Months Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Revenue	$650	$874	$1,318	$1,732
Revenue % decline	(25.6)%	(8.9)%	(23.9)%	(10.8)%
Comparable sales % decline(1)	n/a	(3.8)%	n/a	(5.2)%
Restructuring charges – cost of goods sold	$(3)	$—	$5	$—
Gross profit	$152	$200	$296	$404
Gross profit as a % of revenue	23.4%	22.9%	22.5%	23.3%
SG&A	$175	$227	$357	$447
SG&A as a % of revenue	26.9%	26.0%	27.1%	25.8%
Restructuring charges	$(2)	$6	$178	$6
Operating loss	$(21)	$(33)	$(239)	$(49)
Operating loss as a % of revenue	(3.2)%	(3.8)%	(18.1)%	(2.8)%

(1)
The consolidation is expected to have a material impact on a year-over-year basis on the Canadian retail stores and the website. As such, beginning in the first quarter of fiscal 2016, all store and website revenue has been removed from the comparable sales base and an International segment (comprised of Canada and Mexico) comparable sales metric will not be provided.

The components of our International segment's 25.6% and 23.9% revenue decrease for the second quarter and first six months of fiscal 2016, respectively, were as follows:

	Three Months Ended	Six Months Ended
	August 1, 2015	August 1, 2015
Non-comparable sales(1)	(14.0)%	(13.0)%
Impact of foreign currency exchange rate fluctuations	(11.6)%	(10.9)%
Total revenue decrease	(25.6)%	(23.9)%

(1)
Non-comparable sales reflects the impact of net store opening and closing activity, including the Canadian brand consolidation activity, as well as the impact of revenue streams not included within our comparable sales calculation, such as credit card revenue, gift card breakage, commercial sales, and sales of merchandise to wholesalers and dealers.

The following table reconciles the number of International stores open at the beginning and end of the second quarters of fiscal 2016 and 2015:

	Fiscal 2016					Fiscal 2015
	Total Stores at Beginning of Second Quarter	Stores Opened	Stores Converted	Stores Closed	Total Stores at End of Second Quarter	Total Stores at Beginning of Second Quarter	Stores Opened	Stores Closed	Total Stores at End of Second Quarter
Canada
Future Shop	—	—	—	—	—	137	—	(2)	135
Best Buy	136	—	—	—	136	72	—	—	72
Best Buy Mobile stand-alone	56	—	—	—	56	56	—	—	56
Mexico
Best Buy	18	—	—	—	18	17	—	—	17
Express	5	—	—	—	5	2	—	—	2
Total International segment stores	215	—	—	—	215	284	—	(2)	282

The following table presents revenue mix percentages for the International segment by revenue category in the second quarters of fiscal 2016 and 2015:

	Revenue Mix
	Three Months Ended
	August 1, 2015	August 2, 2014
Consumer Electronics	31%	31%
Computing and Mobile Phones	48%	49%
Entertainment	7%	7%
Appliances	7%	6%
Services	6%	6%
Other	1%	1%
Total	100%	100%

In our International segment, revenue declined 25.6% to $650 million in the second quarter of fiscal 2016 due to (1) the loss of revenue from the Canadian brand consolidation; (2) a negative foreign currency impact of 11.6% of revenue; and (3) ongoing softness in the Canadian consumer electronics industry.

Our International segment experienced a decrease in gross profit of $48 million, or 24.0%, in the second quarter of fiscal 2016, compared to the second quarter of fiscal 2015. Excluding the impact of inventory write-down adjustments as a result of our Canadian brand consolidation, gross profit declined $51 million and the gross profit rate was flat compared to the prior-year period. For the first six months in fiscal 2016, our International segment gross profit decreased $108 million, or 26.7%, compared to the first six months of fiscal 2015. Excluding the impact of inventory write-downs as a result of our Canadian brand consolidation, gross profit declined $103 million and the gross profit rate decreased by 0.5% of revenue compared to the prior-year period. The gross profit rate decline was primarily due to the disruptive impacts from the Canadian brand consolidation and increased promotional activity in Canada.

Our International segment’s SG&A decreased $52 million, or 22.9%, in the second quarter of fiscal 2016 compared to the prior-year period. For the first six months of fiscal 2016, our International segment's SG&A decreased $90 million, or 20.1%, compared to the prior-year period. The decrease in SG&A for both periods was primarily driven by the elimination of expenses associated with closed stores as part of the Canadian brand consolidation and the impact of foreign exchange rates. The increase in the SG&A rate of 0.9% and 1.3% of revenue in the second quarter and the first six months of fiscal 2016, respectively, was driven by year-over-year sales deleverage.

Our International segment recorded a benefit of $5 million and a charge of $183 million related to restructuring in the second quarter and first six months of fiscal 2016. The benefit in the second quarter of fiscal 2016 included a benefit of $3 million related to better than expected recoveries on previously marked down inventory, while the charge in the first six months of fiscal 2016 included $5 million of inventory write-downs, both of which are included in restructuring charges – cost of goods sold. The restructuring charges were driven by our Canadian brand consolidation activities and resulted in a decrease in operating income of 13.9% of revenue for the first six months of fiscal 2016. Our International segment recorded $6 million of restructuring charges in the second quarter and for the first six months of fiscal 2015. Refer to Note 5, Restructuring Charges, in the Notes to Condensed Consolidated Financial Statements for additional information.

Our International segment experienced an operating loss of $21 million in the second quarter of fiscal 2016 compared to an operating loss of $33 million in the second quarter of fiscal 2015. The decreased operating loss was primarily due to lower restructuring charges, as described above. For the first six months of fiscal 2016, our International segment incurred an operating loss of $239 million compared to an operating loss of $49 million for the prior-year period. This increase in the operating loss was due to the Canadian brand consolidation, which resulted in increased restructuring charges and decreased revenue and gross profit from closed stores.

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

The following table summarizes our cash and cash equivalents and short-term investments balances at August 1, 2015, January 31, 2015, and August 2, 2014 ($ in millions):

	August 1, 2015	January 31, 2015	August 2, 2014
Cash and cash equivalents	$1,800	$2,432	$2,141
Short-term investments	1,695	1,456	939
Total cash and cash equivalents and short-term investments	$3,495	$3,888	$3,080

The increase in total cash and cash equivalents and short-term investments from August 2, 2014, was primarily due to cash generated from operating activities, partially offset by repurchases of common stock and dividend payments. The decrease in total cash and cash equivalents and short-term investments from January 31, 2015, was primarily due to common stock repurchases and dividend payments, partially offset by cash generated from operating activities.

Cash Flows

The following table summarizes our cash flows from total operations for the first six months of fiscal 2016 and 2015 ($ in millions):

	Six Months Ended
	August 1, 2015	August 2, 2014
Total cash provided by (used in):
Operating activities	$308	$487
Investing activities	(478)	(907)
Financing activities	(640)	(114)
Effect of exchange rate changes on cash	(16)	(3)
Decrease in cash and cash equivalents	$(826)	$(537)

The decrease in cash provided by operating activities in the first six months of fiscal 2016 compared to the prior-year period was primarily due to the timing of vendor and tax payments, which resulted in a larger cash outflow in the first six months of fiscal 2016.

The decrease in cash used in investing activities in the first six months of fiscal 2016 compared to the prior-year period is primarily due to an increase in sales of short-term investments.

The increase in cash used in financing activities in the first six months of fiscal 2016 compared to the prior-year period was primarily due to resuming our share repurchase program and increased dividend payments.

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

We have a $1.25 billion five-year senior unsecured revolving credit facility (the "Five-Year Facility Agreement") with a syndicate of banks that expires in June 2019. At August 1, 2015, we had no borrowings outstanding under the Five-Year Facility Agreement.

Refer to Note 5, Debt, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of our Annual Report on Form 10-K for the fiscal year ended January 31, 2015 for further information about the Five-Year Facility Agreement.

Our ability to access our revolving credit facility under the Five-Year Facility Agreement is subject to our compliance with the terms and conditions of the facility, including financial covenants. The financial covenants require us to maintain certain financial ratios. At August 1, 2015, we were in compliance with all such financial covenants. If an event of default were to occur with respect to any of our other debt, it would likely constitute an event of default under our facilities as well.

Subsequent to the end of the second quarter of fiscal 2016, our credit ratings and outlooks were updated as summarized below. On August 10, 2015, Standard & Poor's Rating Services ("Standard & Poor's") upgraded its long-term credit rating from BB to BB+ with a Stable outlook. On August 24, 2015, Moody's Investors Service, Inc. ("Moody's") upgraded its long-term credit rating from Baa2 to Baa1 with a Stable outlook. On August 26, 2015, Fitch Ratings Limited ("Fitch") upgraded its long-term credit rating from BB to BBB- with a Stable outlook.

Rating Agency	Rating	Outlook
Standard & Poor's	BB+	Stable
Moody's	Baa1	Stable
Fitch	BBB-	Stable

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

Restricted Cash

Our liquidity is affected by restricted cash balances that are pledged as collateral or restricted to use for general liability insurance and workers’ compensation insurance. Restricted cash and cash equivalents related to our continuing operations, which are included in other current assets, remained consistent at $184 million, $184 million, and $182 million at August 1, 2015, January 31, 2015, and August 2, 2014, respectively.

Debt and Capital

We have $350 million principal amount of notes due March 15, 2016, $500 million principal amount of notes due August 1, 2018 and $650 million principal amount of notes due March 15, 2021. Refer to Note 5, Debt, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of our Annual Report on Form 10-K for the fiscal year ended January 31, 2015 for further information about our Notes.

Share Repurchases and Dividends

We have a $5.0 billion share repurchase program that was authorized by our Board in June 2011. At February 1, 2015, there was $4.0 billion available for share repurchases. There is no expiration date governing the period over which we can repurchase shares under the June 2011 share repurchase program.

On March 3, 2015, we announced that we plan to resume share repurchases under the June 2011 program, with the intent to purchase $1.0 billion in shares in the three years following the announcement. For the six months ended August 1, 2015 we repurchased 9.5 million shares at a cost of $324 million. At August 1, 2015, $3.7 billion remained available for additional purchases under the June 2011 program. There were no shares repurchased during the six months ended August 2, 2014. Repurchased shares are retired and constitute authorized, but unissued shares.

During the second quarters of fiscal 2016 and 2015, we declared and paid our regular quarterly cash dividend of $0.23 and $0.17 per common share, or $81 million and $59 million in the aggregate, respectively. In the first quarter of fiscal 2016, we also paid a special, one-time dividend of $0.51 per common share, or $180 million in the aggregate. As announced on August 26, 2015, our Board of Directors authorized payment of our next regular quarterly cash dividend of $0.23 per common share, payable on October 6, 2015, to shareholders of record as of the close of business on September 15, 2015.

Other Financial Measures

Our current ratio, calculated as current assets divided by current liabilities, stayed flat at 1.5 at the end of the second quarter of fiscal 2016, compared to 1.5 at the end of fiscal 2015 and 1.5 at the end of the second quarter of fiscal 2015.

Our debt to net earnings ratio was 1.9 at the end of the second quarter of fiscal 2016, compared to 1.3 at the end of fiscal 2015, and 1.7 at the end of the second quarter of fiscal 2015, driven primarily by the decrease in net earnings in the trailing twelve months primarily due to a $353 million discrete tax benefit from reorganizing certain European legal entities in the first quarter of fiscal 2015. Our non-GAAP debt to EBITDAR ratio, which includes capitalized operating lease obligations in its calculation, decreased slightly to 2.7 at the end of the second quarter of fiscal 2016, compared to 2.8 at the end of fiscal 2015. The decrease compared to the ratio of 3.1 at the end of the second quarter of fiscal 2015 was due to higher EBITDAR in the first and second quarters of fiscal 2016.

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

The following table presents a reconciliation of our debt to net earnings (loss) ratio and our non-GAAP debt to EBITDAR ratio for continuing operations ($ in millions):

	August 1, 2015(1)	January 31, 2015(1)	August 2, 2014(1)
Debt (including current portion)	$1,609	$1,621	$1,635
Capitalized operating lease obligations (8 times rental expense)(2)	6,447	6,653	6,724
Non-GAAP debt	$8,056	$8,274	$8,359

Net earnings including noncontrolling interests(3)	$841	$1,246	$956
Interest expense, net	56	63	62
Income tax (benefit) expense	492	141	(31)
Depreciation and amortization expense	655	642	626
Rental expense	806	832	841
Restructuring charges and other(4)	151	47	240
EBITDAR	$3,001	$2,971	$2,694

Debt to net earnings ratio	1.9	1.3	1.7
Non-GAAP debt to EBITDAR ratio	2.7	2.8	3.1

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, as a new Topic, Accounting Standards Codification (ASC) Topic 606. The new guidance provides a comprehensive framework for the analysis of revenue transactions and will apply to all of our revenue streams. Based on the current effective dates, the new guidance would first apply in the first quarter of our fiscal 2019. While we are still in the process of evaluating the effect of adoption on our financial statements, we do not currently expect a material impact on our results of operations, cash flows or financial position.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. The new guidance aligns the treatment of debt issuance costs with the treatment of debt discounts, so that the debt issuance costs will be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability. Based on the current effective dates, the new guidance would first apply in the first quarter of our fiscal 2017. We do not currently expect a material impact on our results of operations, cash flows or financial position.

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

We have market risk arising from changes in foreign currency exchange rates related to our International segment operations. On a limited basis, we utilize foreign exchange forward contracts to manage foreign currency exposure to certain forecast inventory purchases, recognized receivable and payable balances and our investment in our Canadian operations. Our primary objective in holding derivatives is to reduce the volatility of net earnings and cash flows, as well as net asset value associated with changes in foreign currency exchange rates. Our foreign currency risk management strategy includes both hedging instruments and derivatives that are not designated as hedging instruments, which generally have terms of up to 12 months. The aggregate notional amount related to our foreign exchange forward contracts outstanding at August 1, 2015 was $370 million. The fair value recorded on our Condensed Consolidated Balance Sheets at August 1, 2015, related to our foreign exchange forward contracts was $21 million. The amount recorded in our Consolidated Statements of Earnings from continuing operations related to all contracts settled and outstanding was a gain of $1 million in the second quarter of fiscal 2016.

The strength of the U.S. dollar compared to the Canadian dollar and Mexican peso compared to the prior-year period had a negative overall impact on our revenue as these foreign currencies translated into fewer U.S. dollars. We estimate that foreign currency exchange rate fluctuations had a negative impact on our revenue of approximately $101 million and a positive impact on our net earnings of $1 million in the second quarter of fiscal 2016.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), at August 1, 2015. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at August 1, 2015, our disclosure controls and procedures were effective.

There was no change in internal control over financial reporting during the fiscal quarter ended August 1, 2015, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

For a description of our legal proceedings, see Note 13, Contingencies, of the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Stock Repurchases

The following table presents the total number of shares of our common stock that we purchased during the second quarter of fiscal 2016, the average price paid per share, the number of shares that we purchased as part of our publicly announced repurchase program and the approximate dollar value of shares that still could have been repurchased at the end of the applicable fiscal period, pursuant to our June 2011 $5.0 billion share repurchase program:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
May 3, 2015 through May 30, 2015	1,227,550	$35.20	1,227,550	$3,946,000,000
May 31, 2015 through July 4, 2015	5,053,664	$34.07	5,053,664	$3,773,000,000
July 5, 2015 through August 1, 2015	3,233,494	$33.47	3,233,494	$3,665,000,000
Total Fiscal 2016 Second Quarter	9,514,708	$34.02	9,514,708

(1) We have a $5.0 billion share repurchase program that was authorized by our board in June 2011. At the beginning of the second quarter of fiscal 2016, there was $4.0 billion available for share repurchases. The "Approximate Dollar Amount of Shares that May Yet Be Purchased Under the Program" reflects the $324 million we purchased in the second quarter of fiscal 2016 pursuant to such program. There is no expiration date governing the period over which we can repurchase shares under the June 2011 share repurchase program. For additional information see Note 10, Repurchase of Common Stock, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

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

3.1	Restated Articles of Incorporation (incorporated herein by reference to the Definitive Proxy Statement filed by Best Buy Co., Inc. on May 12, 2009)

3.2	Amended and Restated By-Laws (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Best Buy Co., Inc. on September 26, 2013)

10.1	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement for Directors (2015)

10.2	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement for Non-U.S. Directors (2015)

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

101
The following financial information from our Quarterly Report on Form 10-Q for the second quarter of fiscal 2016, filed with the SEC on September 4, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets at August 1, 2015, January 31, 2015, and August 2, 2014, (ii) the Consolidated Statements of Earnings for the three and six months ended August 1, 2015 and August 2, 2014, (iii) the Consolidated Statements of Comprehensive Income for the three and six months ended August 1, 2015 and August 2, 2014, (iv) the Consolidated Statements of Cash Flows for the six months ended August 1, 2015 and August 2, 2014, (v) the Consolidated Statements of Changes in Shareholders’ Equity for the six months ended August 1 , 2015 and August 2, 2014, and (vi) the Notes to Condensed Consolidated Financial Statements.

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

BEST BUY CO., INC.
(Registrant)

Date: September 4, 2015	By:	/s/ HUBERT JOLY
Hubert Joly
Chairman and Chief Executive Officer
(duly authorized and principal executive officer)

Date: September 4, 2015	By:	/s/ SHARON L. McCOLLAM
Sharon L. McCollam
Chief Administrative Officer and Chief Financial Officer
(duly authorized and principal financial officer)

Date: September 4, 2015	By:	/s/ MATHEW R. WATSON
Mathew R. Watson
Vice President, Finance – Controller and Chief Accounting Officer
(duly authorized and principal accounting officer)