Form 10-Q
period 2015-10-31
BEST BUY CO INC
filed 2015-12-04
CIK 764478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 342,719,728 shares of common stock outstanding as of December 1, 2015.

BEST BUY CO., INC.
FORM 10-Q FOR THE QUARTER ENDED OCTOBER 31, 2015

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Consolidated Balance Sheets
($ in millions) (unaudited)

	October 31, 2015	January 31, 2015	November 1, 2014
Assets
Current assets
Cash and cash equivalents	$1,697	$2,432	$1,929
Short-term investments	1,650	1,456	1,209
Receivables, net	1,061	1,280	1,066
Merchandise inventories	6,651	5,174	6,900
Other current assets	676	703	959
Current assets held for sale	—	684	—
Total current assets	11,735	11,729	12,063
Property and equipment, net	2,329	2,295	2,524
Goodwill	425	425	425
Intangibles, net	18	57	99
Other assets	636	583	651
Non-current assets held for sale	32	167	—
Total assets	$15,175	$15,256	$15,762

Liabilities and equity
Current liabilities
Accounts payable	$6,184	$5,030	$6,626
Unredeemed gift card liabilities	379	411	381
Deferred revenue	330	326	449
Accrued compensation and related expenses	306	372	305
Accrued liabilities	790	782	788
Accrued income taxes	23	230	33
Current portion of long-term debt	383	41	44
Current liabilities held for sale	—	585	—
Total current liabilities	8,395	7,777	8,626
Long-term liabilities	874	881	972
Long-term debt	1,256	1,580	1,591
Long-term liabilities held for sale	—	18	—
Equity
Best Buy Co., Inc. shareholders’ equity
Preferred stock, $1.00 par value: Authorized — 400,000 shares; Issued and outstanding — none	—	—	—
Common stock, $0.10 par value: Authorized — 1.0 billion shares; Issued and outstanding — 344,863,000, 351,468,000 and 350,407,000 shares, respectively	34	35	35
Additional paid-in capital	185	437	377
Retained earnings	4,135	4,141	3,689
Accumulated other comprehensive income	296	382	468
Total Best Buy Co., Inc. shareholders’ equity	4,650	4,995	4,569
Noncontrolling interests	—	5	4
Total equity	4,650	5,000	4,573
Total liabilities and equity	$15,175	$15,256	$15,762

NOTE:  The Consolidated Balance Sheet as of January 31, 2015, has been condensed from the audited consolidated financial statements.

See Notes to Condensed Consolidated Financial Statements.

Consolidated Statements of Earnings
($ in millions, except per share amounts) (unaudited)

	Three Months Ended		Nine Months Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Revenue	$8,819	$9,032	$25,905	$26,130
Cost of goods sold	6,708	6,956	19,661	20,109
Restructuring charges – cost of goods sold	(1)	—	4	—
Gross profit	2,112	2,076	6,240	6,021
Selling, general and administrative expenses	1,874	1,866	5,451	5,369
Restructuring charges	8	5	185	12
Operating income	230	205	604	640
Other income (expense)
Gain on sale of investments	—	5	2	7
Investment income and other	3	—	14	10
Interest expense	(20)	(22)	(60)	(68)
Earnings from continuing operations before income tax (benefit) expense	213	188	560	589
Income tax (benefit) expense	84	72	230	(133)
Net earnings from continuing operations	129	116	330	722
Gain (loss) from discontinued operations (Note 2), net of tax benefit (expense) of $-, $3, $3 and $(1)	(4)	(9)	88	(7)
Net earnings including noncontrolling interests	125	107	418	715
Net earnings from discontinued operations attributable to noncontrolling interests	—	—	—	(1)
Net earnings attributable to Best Buy Co., Inc. shareholders	$125	$107	$418	$714

Basic earnings (loss) per share attributable to Best Buy Co., Inc. shareholders
Continuing operations	$0.37	$0.33	$0.95	$2.07
Discontinued operations	(0.01)	(0.03)	0.25	(0.02)
Basic earnings per share	$0.36	$0.30	$1.20	$2.05

Diluted earnings (loss) per share attributable to Best Buy Co., Inc. shareholders
Continuing operations	$0.37	$0.33	$0.93	$2.04
Discontinued operations	(0.01)	(0.03)	0.25	(0.02)
Diluted earnings per share	$0.36	$0.30	$1.18	$2.02

Dividends declared per common share	$0.23	$0.19	$1.20	$0.53

Weighted-average common shares outstanding (in millions)
Basic	344.7	350.1	348.9	349.0
Diluted	349.0	354.0	353.6	352.5

See Notes to Condensed Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
($ in millions) (unaudited)

	Three Months Ended		Nine Months Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Net earnings including noncontrolling interests	$125	$107	$418	$715
Foreign currency translation adjustments	(2)	(25)	(19)	(22)
Unrealized loss on available-for-sale investments	—	(1)	—	(2)
Reclassification of foreign currency translation adjustments into earnings due to sale of business	—	—	(67)	—
Comprehensive income including noncontrolling interests	123	81	332	691
Comprehensive income attributable to noncontrolling interests	—	—	—	(1)
Comprehensive income attributable to Best Buy Co., Inc. shareholders	$123	$81	$332	$690

See Notes to Condensed Consolidated Financial Statements.

Consolidated Statements of Change in Shareholders' Equity
($ and shares in millions) (unaudited)

	Best Buy Co., Inc.
	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Best Buy Co., Inc.	Non- controlling Interests	Total
Balances at January 31, 2015	352	$35	$437	$4,141	$382	$4,995	$5	$5,000
Net earnings, nine months ended October 31, 2015	—	—	—	418	—	418	—	418
Foreign currency translation adjustments	—	—	—	—	(19)	(19)	—	(19)
Reclassification of foreign currency translation adjustments into earnings	—	—	—	—	(67)	(67)	—	(67)
Sale of noncontrolling interest	—	—	—	—	—	—	(5)	(5)
Stock-based compensation	—	—	80	—	—	80	—	80
Restricted stock vested and stock options exercised	4	—	36	—	—	36	—	36
Issuance of common stock under employee stock purchase plan	—	—	7	—	—	7	—	7
Tax benefit from stock options exercised, restricted stock vesting and employee stock purchase plan	—	—	9	—	—	9	—	9
Common stock dividends, $1.20 per share	—	—	3	(424)	—	(421)	—	(421)
Repurchase of common stock	(11)	(1)	(387)	—	—	(388)	—	(388)
Balances at October 31, 2015	345	$34	$185	$4,135	$296	$4,650	$—	$4,650

Balances at February 1, 2014	347	$35	$300	$3,159	$492	$3,986	$3	$3,989
Net earnings, nine months ended November 1, 2014	—	—	—	714	—	714	1	715
Foreign currency translation adjustments	—	—	—	—	(22)	(22)	—	(22)
Unrealized losses on available-for-sale investments	—	—	—	—	(2)	(2)	—	(2)
Stock-based compensation	—	—	64	—	—	64	—	64
Restricted stock vested and stock options exercised	3	—	19	—	—	19	—	19
Issuance of common stock under employee stock purchase plan	—	—	8	—	—	8	—	8
Tax deficit from stock options exercised, restricted stock vesting and employee stock purchase plan	—	—	(14)	—	—	(14)	—	(14)
Common stock dividends, $0.53 per share	—	—	—	(184)	—	(184)	—	(184)
Balances at November 1, 2014	350	$35	$377	$3,689	$468	$4,569	$4	$4,573

See Notes to Condensed Consolidated Financial Statements.

Consolidated Statements of Cash Flows
($ in millions) (unaudited)

	Nine Months Ended
	October 31, 2015	November 1, 2014
Operating activities
Net earnings including noncontrolling interests	$418	$715
Adjustments to reconcile net earnings to total cash provided by (used in) operating activities:
Depreciation	494	484
Restructuring charges	189	17
Gain on sale of business, net	(99)	(1)
Stock-based compensation	80	63
Deferred income taxes	(43)	(381)
Other, net	3	4
Changes in operating assets and liabilities:
Receivables	229	237
Merchandise inventories	(1,494)	(1,541)
Other assets	20	14
Accounts payable	1,152	1,526
Other liabilities	(271)	(263)
Income taxes	(215)	(100)
Total cash provided by operating activities	463	774

Investing activities
Additions to property and equipment	(493)	(425)
Purchases of investments	(2,012)	(2,067)
Sales of investments	1,816	1,084
Proceeds from sale of business, net of cash transferred upon sale	102	38
Change in restricted assets	(45)	25
Settlement of net investment hedges	14	—
Other, net	—	3
Total cash used in investing activities	(618)	(1,342)

Financing activities
Repurchase of common stock	(385)	—
Repayments of debt	(18)	(19)
Dividends paid	(421)	(185)
Issuance of common stock	44	27
Other, net	19	2
Total cash used in financing activities	(761)	(175)
Effect of exchange rate changes on cash	(13)	(6)
Decrease in cash and cash equivalents	(929)	(749)
Cash and cash equivalents at beginning of period, excluding held for sale	2,432	2,678
Cash and cash equivalents held for sale at beginning of period	194	—
Cash and cash equivalents at end of period	$1,697	$1,929

See Notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements
(unaudited)

1.	Basis of Presentation

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

Historically, we have generated a higher proportion of our revenue and earnings in the fiscal fourth quarter, which includes the majority of the holiday shopping season in the U.S., Canada and Mexico. Due to the seasonal nature of our business, interim results are not necessarily indicative of results for the entire fiscal year. The interim financial statements and the related notes in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015. The first nine months of fiscal 2016 and fiscal 2015 included 39 weeks.

In order to align our fiscal reporting periods and comply with statutory filing requirements, we consolidate the financial results of our Mexico operations on a one-month lag. Our policy is to accelerate recording the effect of events occurring in the lag period that significantly affect our consolidated financial statements. No such events were identified for this period.

In preparing the accompanying condensed consolidated financial statements, we evaluated the period from November 1, 2015, through the date the financial statements were issued, for material subsequent events requiring recognition or disclosure. No such events were identified for this period.

2.	Discontinued Operations

Discontinued operations are primarily comprised of Jiangsu Five Star Appliance Co., Limited ("Five Star") within our International segment. Following the sale of Five Star in February 2015, we continue to hold one retail property in Shanghai, China, which remains held for sale at October 31, 2015, as we continue to actively market the property. The presentation of discontinued operations has been retrospectively applied to all prior periods presented.

The composition of assets and liabilities disposed of as a result of the sale of Five Star was as follows ($ in millions):

February 13, 2015
Cash and cash equivalents	$125
Receivables	113
Merchandise inventories	252
All other assets	461
Total assets	$951

Accounts payable	$478
All other liabilities	128
Total liabilities	$606

The aggregate financial results of discontinued operations were as follows ($ in millions):

	Three Months Ended		Nine Months Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Revenue	$—	$347	$217	$1,181

Restructuring charges	—	4	—	5

Loss from discontinued operations before income tax benefit (expense)	(4)	(12)	(14)	(8)
Income tax benefit (expense)	—	3	3	(1)
Gain on sale of discontinued operations	—	—	99	2
Net gain (loss) from discontinued operations, including noncontrolling interests	(4)	(9)	88	(7)
Net earnings from discontinued operations attributable to noncontrolling interests	—	—	—	(1)
Net gain (loss) from discontinued operations attributable to Best Buy Co., Inc. shareholders	$(4)	$(9)	$88	$(8)

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

The following tables set forth by level within the fair value hierarchy, our financial assets and liabilities that were accounted for at fair value on a recurring basis at October 31, 2015, January 31, 2015, and November 1, 2014, according to the valuation techniques we used to determine their fair values ($ in millions).

		Fair Value Measurements Using Inputs Considered as
	Fair Value at October 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS
Cash and cash equivalents
Money market funds	$2	$2	$—	$—
Commercial paper	108	—	108	—
Time deposits	222	—	222	—
Short-term investments
Corporate bonds	333	—	333	—
Commercial paper	288	—	288	—
Time deposits	1,029	—	1,029	—
Other current assets
Foreign currency derivative instruments	14	—	14	—
Time deposits	79	—	79	—
Other assets
Interest rate swap derivative instruments	10	—	10	—
Auction rate securities	2	—	—	2
Marketable securities that fund deferred compensation	96	96	—	—

		Fair Value Measurements Using Inputs Considered as
	Fair Value at January 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS
Cash and cash equivalents
Money market funds	$265	$265	$—	$—
Corporate bonds	13	—	13	—
Commercial paper	165	—	165	—
Time deposits	100	—	100	—
Short-term investments
Corporate bonds	276	—	276	—
Commercial paper	306	—	306	—
Time deposits	874	—	874	—
Other current assets
Foreign currency derivative instruments	30	—	30	—
Time deposits	83	—	83	—
Other assets
Interest rate swap derivative instruments	1	—	1	—
Auction rate securities	2	—	—	2
Marketable securities that fund deferred compensation	97	97	—	—

ASSETS HELD FOR SALE
Cash and cash equivalents
Money market funds	16	16	—	—
Time deposits	124	—	124	—

		Fair Value Measurements Using Inputs Considered as
	Fair Value at November 1, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS
Cash and cash equivalents
Money market funds	$74	$74	$—	$—
Corporate bonds	31	—	31	—
Commercial paper	91	—	91	—
Time deposits	66	—	66	—
Short-term investments
Corporate bonds	97	—	97	—
Commercial paper	381	—	381	—
Time deposits	731	—	731	—
Other current assets
Foreign currency derivative instruments	4	—	4	—
Time deposits	181	—	181	—
Other assets
Auction rate securities	9	—	—	9
Marketable equity securities	9	9	—	—
Marketable securities that fund deferred compensation	97	97	—	—

There was no change in the beginning and ending balances of items measured at fair value on a recurring basis in the tables above that used significant unobservable inputs (Level 3) for the three and nine months ended October 31, 2015.

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

Time Deposits. Our time deposits are balances held with banking institutions that cannot be withdrawn for specified terms without a penalty. Time deposits are held at face value plus accrued interest, which approximates fair value, and are classified as Level 2.

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

The following table summarizes the fair value remeasurements for non-restructuring property and equipment impairments and restructuring impairments recorded during the nine months ended October 31, 2015, and November 1, 2014 ($ in millions):

	Nine Months Ended		Nine Months Ended
	October 31, 2015		November 1, 2014
	Impairments	Remaining Net Carrying Value(1)	Impairments	Remaining Net Carrying Value(1)
Continuing operations
Property and equipment (non-restructuring)	$34	$10	$27	$17
Restructuring activities(2)
Tradename	40	—	—	—
Property and equipment	30	—	—	—
Total continuing operations	$104	$10	$27	$17
Discontinued operations
Property and equipment	$—	$—	$1	$—
Total discontinued operations	$—	$—	$1	$—

(1)	Remaining net carrying value approximates fair value.

(2)	See Note 5, Restructuring Charges, for additional information.

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

Fair Value of Financial Instruments

Our financial instruments, other than those presented in the disclosures above, include cash, receivables, other investments, accounts payable, other payables, and long-term debt. The fair values of cash, receivables, accounts payable and other payables approximated carrying values because of the short-term nature of these instruments. Fair values for other investments held at cost are not readily available, but we estimate that the carrying values for these investments approximate fair value. See Note 6, Debt, for information about the fair value of our long-term debt.

4.    Goodwill and Intangible Assets

The changes in the carrying values of goodwill and indefinite-lived tradenames by segment were as follows in the nine months ended October 31, 2015, and November 1, 2014 ($ in millions):

	Goodwill	Indefinite-lived Tradenames
	Domestic	Domestic	International	Total
Balances at January 31, 2015	$425	$18	$39	$57
Changes in foreign currency exchange rates	—	—	1	1
Canada brand restructuring(1)	—	—	(40)	(40)
Balances at October 31, 2015	$425	$18	$—	$18

(1)
Represents the Future Shop tradename impaired as a result of the Canadian brand consolidation in the first quarter of fiscal 2016. See Note 5, Restructuring Charges, for further discussion of the Canadian brand consolidation.

	Goodwill	Indefinite-lived Tradenames
	Domestic	Domestic	International	Total
Balances at February 1, 2014	$425	$19	$82	$101
Changes in foreign currency exchange rates	—	—	(2)	(2)
Balances at November 1, 2014	$425	$19	$80	$99

The following table provides the gross carrying amount of goodwill and cumulative goodwill impairment ($ in millions):

	October 31, 2015		January 31, 2015		November 1, 2014
	Gross Carrying Amount	Cumulative Impairment	Gross Carrying Amount(1)	Cumulative Impairment(1)	Gross Carrying Amount	Cumulative Impairment
Goodwill	$1,100	$(675)	$1,100	$(675)	$1,308	$(883)

(1)	Excludes the gross carrying amount and cumulative impairment related to Five Star, which was held for sale at January 31, 2015. The sale was completed on February 13, 2015.

5.    Restructuring Charges

Charges incurred in the nine months ended October 31, 2015, and November 1, 2014, for our restructuring activities were as follows ($ in millions):

	Nine Months Ended
	October 31, 2015	November 1, 2014
Continuing operations
Canadian brand consolidation	$189	$—
Renew Blue	(2)	18
Other restructuring activities(1)	2	(6)
Total continuing operations	189	12
Discontinued operations
Renew Blue	—	5
Total restructuring charges	$189	$17

(1)
Represents activity related to our remaining vacant space liability for U.S. large-format store closures in fiscal 2013. We may continue to incur immaterial adjustments to the liability for changes in sublease assumptions or potential lease buyouts. In addition, lease payments for vacated stores will continue until leases expire or are terminated. The remaining vacant space liability was $18 million at October 31, 2015.

Canadian Brand Consolidation

In the first quarter of fiscal 2016, we consolidated the Future Shop and Best Buy stores and websites in Canada under the Best Buy brand. This resulted in the permanent closure of 66 Future Shop stores and the conversion of the remaining 65 Future Shop stores to the Best Buy brand. In the first nine months of fiscal 2016, we incurred $189 million of restructuring charges related to implementing these changes, which primarily consisted of lease exit costs, a tradename impairment, property and equipment impairments, employee termination benefits and inventory write-downs. In addition, in the first nine months of fiscal 2016, we incurred $9 million of non-restructuring charges related to the changes. We expect to incur total pre-tax charges in the range of $210 million to $250 million related to this action, which includes restructuring charges and other non-restructuring charges. While we expect the majority of these costs to be borne in fiscal 2016, we expect to continue transformation of our Canadian operations throughout fiscal 2017 and fiscal 2018. The total expected charges include approximately $140 million to $180 million of cash charges.

The inventory write-downs related to our Canadian brand consolidation are presented in restructuring charges – cost of goods sold in our Consolidated Statements of Earnings, and the remainder of the restructuring charges are presented in restructuring charges in our Consolidated Statements of Earnings. The composition of total restructuring charges we incurred for the Canadian brand consolidation in the first nine months of fiscal 2016 was as follows ($ in millions):

International
Continuing operations
Inventory write-downs	$4
Property and equipment impairments	30
Tradename impairment	40
Termination benefits	26
Facility closure and other costs	89
Total continuing operations	$189

The following tables summarize our restructuring accrual activity during the nine months ended October 31, 2015, related to termination benefits and facility closure and other costs associated with Canadian brand consolidation ($ in millions):

	Termination Benefits	Facility Closure and Other Costs	Total
Balances at January 31, 2015	$—	$—	$—
Charges	28	113	141
Cash payments	(22)	(28)	(50)
Adjustments(1)	(2)	(9)	(11)
Changes in foreign currency exchange rates	—	(3)	(3)
Balances at October 31, 2015	$4	$73	$77

(1) The adjustments related to termination benefits relate to higher-than-expected employee retention. Adjustments to facility closure and other costs represent changes in sublease assumptions.

Renew Blue

In the fourth quarter of fiscal 2013, we launched the Renew Blue strategy, which included initiatives intended to reduce costs and improve operating performance. These initiatives included focusing on core business activities, reducing headcount, updating our store operating model and optimizing our real estate portfolio. These cost reduction initiatives represented one of the key Renew Blue priorities. We recognized a $2 million benefit and incurred $18 million of restructuring charges related to Renew Blue in the first nine months of fiscal 2016 and 2015, respectively. The charges in the first nine months of fiscal 2015 were primarily comprised of employee termination benefits. We expect to continue to implement cost reduction initiatives throughout the remainder of fiscal 2016 and into fiscal 2017, as we further analyze our operations and strategies.

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

The composition of the restructuring charges we incurred for this program in the nine months ended October 31, 2015, and November 1, 2014, as well as the cumulative amount incurred from fiscal 2013 through October 31, 2015, was as follows ($ in millions):

	Domestic			International			Total
	Nine Months Ended		Cumulative Amount	Nine Months Ended		Cumulative Amount	Nine Months Ended		Cumulative Amount
	October 31, 2015	November 1, 2014		October 31, 2015	November 1, 2014		October 31, 2015	November 1, 2014
Continuing operations
Inventory write-downs	$—	$—	$1	$—	$—	$—	$—	$—	$1
Property and equipment impairments	—	—	14	—	1	25	—	1	39
Termination benefits	(2)	11	159	—	3	38	(2)	14	197
Investment impairments	—	—	43	—	—	—	—	—	43
Facility closure and other costs	1	1	5	(1)	2	50	—	3	55
Total continuing operations	(1)	12	222	(1)	6	113	(2)	18	335
Discontinued operations
Property and equipment impairments	—	—	—	—	—	1	—	—	1
Termination benefits	—	—	—	—	2	16	—	2	16
Facility closure and other costs	—	—	—	—	3	11	—	3	11
Total Discontinued Operations	—	—	—	—	5	28	—	5	28
Total	$(1)	$12	$222	$(1)	$11	$141	$(2)	$23	$363

The following tables summarize our restructuring accrual activity during the nine months ended October 31, 2015, and November 1, 2014, related to termination benefits and facility closure and other costs associated with this program ($ in millions):

	Termination Benefits	Facility Closure and Other Costs	Total
Balances at January 31, 2015	$16	$23	$39
Charges	—	—	—
Cash payments	(7)	(8)	(15)
Adjustments(1)	(8)	(5)	(13)
Changes in foreign currency exchange rates	—	—	—
Balances at October 31, 2015	$1	$10	$11

(1)
Adjustments to termination benefits were due to higher-than-expected employee retention. In addition, adjustments include the remaining liabilities eliminated as a result of the sale of Five Star, as described in Note 2, Discontinued Operations.

	Termination Benefits	Facility Closure and Other Costs	Total
Balances at February 1, 2014	$111	$51	$162
Charges	35	12	47
Cash payments	(117)	(16)	(133)
Adjustments(1)	(19)	(5)	(24)
Changes in foreign currency exchange rates	—	(6)	(6)
Balances at November 1, 2014	$10	$36	$46

(1)	Adjustments to termination benefits were due to higher-than-expected employee retention. Adjustments to facility closure and other costs represent changes in sublease assumptions.

6.    Debt

Long-term debt consisted of the following ($ in millions):

	October 31, 2015	January 31, 2015	November 1, 2014
2016 Notes	$350	$349	$350
2018 Notes	500	500	500
2021 Notes	649	649	649
Interest rate swap valuation adjustments	10	1	—
Financing lease obligations	88	69	77
Capital lease obligations	42	52	59
Other debt	—	1	—
Total long-term debt	1,639	1,621	1,635
Less: current portion(1)	(383)	(41)	(44)
Total long-term debt, less current portion	$1,256	$1,580	$1,591

(1)	Our 2016 Notes due March 15, 2016, are classified in the current portion of long-term debt as of October 31, 2015.

The fair value of total long-term debt approximated $1,718 million, $1,677 million, and $1,672 million at October 31, 2015, January 31, 2015, and November 1, 2014, respectively, based primarily on the market prices quoted from external sources, compared with carrying values of $1,639 million, $1,621 million, and $1,635 million, respectively. If long-term debt was measured at fair value in the financial statements, it would be classified primarily as Level 2 in the fair value hierarchy.

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

Interest Rate Swaps

We use "receive fixed-rate, pay variable-rate" interest rate swaps to partially mitigate the effect of interest rate fluctuations on our 2018 Notes and 2021 Notes. Our interest rate swap contracts are considered perfect hedges because the critical terms and notional amounts match those of our fixed-rate debt being hedged and are therefore accounted as a fair value hedge using the shortcut method. Under the shortcut method, we recognize the change in the fair value of the derivatives with an offsetting change to the carrying value of the debt. Accordingly, there is no impact on our Consolidated Statements of Earnings from the fair value of the derivatives.

Derivatives Not Designated as Hedging Instruments

We use foreign currency forward contracts to manage the impact of fluctuations in foreign currency exchange rates relative to recognized receivable and payable balances denominated in non-functional currencies and on certain forecast inventory purchases denominated in non-functional currencies. The contracts generally have terms of up to 12 months. These derivative instruments are not designated in hedging relationships, and, therefore, we record gains and losses on these contracts directly to net earnings.

Summary of Derivative Balances

The following table presents the gross fair values for outstanding derivative instruments and the corresponding classification at October 31, 2015, January 31, 2015 and November 1, 2014 ($ in millions):

	October 31, 2015		January 31, 2015		November 1, 2014
Contract Type	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Derivatives designated as net investment hedges(1)	$12	$—	$19	$—	$1	$—
Derivatives designated as interest rate swaps(2)	10	—	1	—	—	—
No hedge designation (foreign exchange forward contracts)(1)	2	—	11	—	3	—
Total	$24	$—	$31	$—	$4	$—

(1)	The fair value is recorded in other current assets or accrued liabilities.

(2)	The fair value is recorded in other assets or long-term liabilities.

The following table presents the effects of derivative instruments on Other Comprehensive Income ("OCI") and on our Consolidated Statements of Earnings for the three and nine months ended October 31, 2015, and November 1, 2014, respectively ($ in millions):

	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	October 31, 2015		November 1, 2014		October 31, 2015		November 1, 2014
Contract Type	Pre-tax Gain(Loss) Recognized in OCI	Gain(Loss) Reclassified from Accumulated OCI to Earnings (Effective Portion)	Pre-tax Gain(Loss) Recognized in OCI	Gain(Loss) Reclassified from Accumulated OCI to Earnings (Effective Portion)	Pre-tax Gain(Loss) Recognized in OCI	Gain(Loss) Reclassified from Accumulated OCI to Earnings (Effective Portion)	Pre-tax Gain(Loss) Recognized in OCI	Gain(Loss) Reclassified from Accumulated OCI to Earnings (Effective Portion)
Derivatives designated as net investment hedges	$—	$—	$1	$—	$6	$—	$1	$—

The following tables present the effects of derivative instruments on our Consolidated Statements of Earnings for the three and nine months ended October 31, 2015, and November 1, 2014, respectively ($ in millions):

	Gain (Loss) Recognized within SG&A		Gain (Loss) Recognized within SG&A
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
Contract Type	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
No hedge designation (foreign exchange forward contracts)	$1	$4	$(3)	$—

	Gain (Loss) Recognized within Interest Expense		Gain (Loss) Recognized within Interest Expense
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
Contract Type	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Interest rate swap gain (loss)	$(3)	$—	$9	$—
Adjustments to carrying value of long-term debt	3	—	(9)	—
Net impact on Consolidated Statements of Earnings	$—	$—	$—	$—

The following table presents the notional amounts of our derivative instruments at October 31, 2015, January 31, 2015 and November 1, 2014 ($ in millions):

	Notional Amount
Contract Type	October 31, 2015	January 31, 2015	November 1, 2014
Derivatives designated as net investment hedges	$222	$197	$106
Derivatives designated as interest rate swaps	750	145	—
No hedge designation (foreign exchange forward contracts)	195	212	111
Total	$1,167	$554	$217

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

The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings per share from continuing operations attributable to Best Buy Co., Inc. ($ and shares in millions):

	Three Months Ended		Nine Months Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Numerator
Net earnings from continuing operations attributable to Best Buy Co., Inc.	$129	$116	$330	$722

Denominator
Weighted-average common shares outstanding	344.7	350.1	348.9	349.0
Effect of potentially dilutive securities:
Nonvested share awards	4.3	3.9	4.7	3.5
Weighted-average common shares outstanding, assuming dilution	349.0	354.0	353.6	352.5

Net earnings per share from continuing operations attributable to Best Buy Co., Inc.
Basic	$0.37	$0.33	$0.95	$2.07
Diluted	$0.37	$0.33	$0.93	$2.04

The computation of weighted-average common shares outstanding, assuming dilution, excluded options to purchase 10.1 million and 11.6 million shares of our common stock for the three months ended October 31, 2015, and November 1, 2014, respectively, and options to purchase 10.0 million and 13.8 million shares of our common stock for the nine months ended October 31, 2015, and November 1, 2014, respectively. These amounts were excluded as the options’ exercise prices were greater than the average market price of our common stock for the periods presented, and, therefore, the effect would be anti-dilutive (i.e., including such options would result in higher earnings per share).

9.    Comprehensive Income

The following tables provide a reconciliation of the components of accumulated other comprehensive income, net of tax, attributable to Best Buy Co., Inc. for the three and nine months ended October 31, 2015, and November 1, 2014, respectively ($ in millions):

	Foreign Currency Translation	Available-For-Sale Investments	Total
Balances at August 1, 2015	$298	$—	$298
Foreign currency translation adjustments	(2)	—	(2)
Balances at October 31, 2015	$296	$—	$296

	Foreign Currency Translation	Available-For-Sale Investments	Total
Balances at January 31, 2015	$382	$—	$382
Foreign currency translation adjustments	(19)	—	(19)
Reclassification of foreign currency translation adjustments into earnings due to sale of business	(67)	—	(67)
Balances at October 31, 2015	$296	$—	$296

	Foreign Currency Translation	Available-For-Sale Investments	Total
Balances at August 2, 2014	$488	$6	$494
Foreign currency translation adjustments	(25)	—	(25)
Unrealized losses on available-for-sale investments	—	(1)	(1)
Balances at November 1, 2014	$463	$5	$468

	Foreign Currency Translation	Available-For-Sale Investments	Total
Balances at February 1, 2014	$485	$7	$492
Foreign currency translation adjustments	(22)	—	(22)
Unrealized losses on available-for-sale investments	—	(2)	(2)
Balances at November 1, 2014	$463	$5	$468

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

10.    Repurchase of Common Stock

We have a $5.0 billion share repurchase program that was authorized by our Board of Directors in June 2011. At the beginning of fiscal 2016, there was $4.0 billion available for share repurchases. There is no expiration date governing the period over which we can repurchase shares under the June 2011 share repurchase program. On March 3, 2015, we announced that we planned to resume share repurchases under the 2011 program, with the intent to purchase $1.0 billion in the 3 years following the announcement. We anticipate continuing to purchase shares in the near term, which could result in our reaching the $1.0 billion threshold prior to the three years previously disclosed.

For the three and nine months ended October 31, 2015, we repurchased 1.8 million and 11.3 million shares of our common stock at a cost of $64 million and $388 million, respectively. No shares were repurchased during the three and nine months ended November 1, 2014. At October 31, 2015, approximately $3.6 billion remained available for additional purchases under the June 2011 share repurchase program. Between the end of the third quarter of fiscal 2016 and December 3, 2015, we repurchased an incremental 3.0 million shares of our common stock at a cost of $95 million. Repurchased shares have been retired and constitute authorized, but unissued shares.

11.    Income Taxes

In the first quarter of fiscal 2015, we filed an election with the Internal Revenue Service to treat a U.K. subsidiary as a disregarded entity such that its assets were deemed to be assets held directly by a U.S. entity for U.S. tax purposes. This tax-only election resulted in the elimination of our outside basis difference in the U.K. subsidiary. Additionally, the election resulted in the recognition of a deferred tax asset (and corresponding income tax benefit) for the remaining unrecognized inside tax basis in the U.K. subsidiary’s intangible asset. Excluding the $353 million income tax benefit related to this election, our effective tax rate in the first nine months of fiscal 2015 would have been 37.3%. See Note 10, Income Taxes, in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015, for additional information.

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

Revenue by reportable segment was as follows ($ in millions):

	Three Months Ended		Nine Months Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Domestic	$8,090	$7,992	$23,858	$23,358
International	729	1,040	2,047	2,772
Total revenue	$8,819	$9,032	$25,905	$26,130

Operating income (loss) by reportable segment and the reconciliation to earnings from continuing operations before income tax (benefit) expense were as follows ($ in millions):

	Three Months Ended		Nine Months Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Domestic	$244	$204	$857	$688
International	(14)	1	(253)	(48)
Total operating income	230	205	604	640
Other income (expense)
Gain on sale of investments	—	5	2	7
Investment income and other	3	—	14	10
Interest expense	(20)	(22)	(60)	(68)
Earnings from continuing operations before income tax (benefit) expense	$213	$188	$560	$589

Assets by reportable segment were as follows ($ in millions):

	October 31, 2015	January 31, 2015	November 1, 2014
Domestic	$13,823	$12,998	$13,137
International	1,352	2,258	2,625
Total assets	$15,175	$15,256	$15,762

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

Securities Actions

In February 2011, a purported class action lawsuit captioned, IBEW Local 98 Pension Fund, individually and on behalf of all others similarly situated v. Best Buy Co., Inc., et al., was filed against us and certain of our executive officers in the U.S. District Court for the District of Minnesota. This federal court action alleges, among other things, that we and the officers named in the complaint violated Sections 10(b) and 20A of the Exchange Act and Rule 10b-5 under the Exchange Act in connection with press releases and other statements relating to our fiscal 2011 earnings guidance that had been made available to the public. Additionally, in March 2011, a similar purported class action was filed by a single shareholder, Rene LeBlanc, against us and certain of our executive officers in the same court. In July 2011, after consolidation of the IBEW Local 98 Pension Fund and Rene LeBlanc actions, a consolidated complaint captioned, IBEW Local 98 Pension Fund v. Best Buy Co., Inc., et al., was filed and served. We filed a motion to dismiss the consolidated complaint in September 2011, and in March 2012, subsequent to the end of fiscal 2012, the court issued a decision dismissing the action with prejudice. In April 2012, the plaintiffs filed a motion to alter or amend the court's decision on our motion to dismiss. In October 2012, the court granted plaintiff's motion to alter or amend the court's decision on our motion to dismiss in part by vacating such decision and giving plaintiff leave to file an amended complaint, which plaintiff did in October 2012. We filed a motion to dismiss the amended complaint in November 2012 and all responsive pleadings were filed in December 2012. A hearing was held on April 26, 2013. On August 5, 2013, the court issued an order granting our motion to dismiss in part and, contrary to its March 2012 order, denying the motion to dismiss in part, holding that certain of the statements alleged to have been made were not forward-looking statements and therefore were not subject to the “safe-harbor” provisions of the Private Securities Litigation Reform Act (PSLRA). Plaintiffs moved to certify the purported class. By Order filed August 6, 2014, the court certified a class of persons or entities who acquired Best Buy common stock between 10:00 a.m. EDT on September 14, 2010, and December 13, 2010, and who were damaged by the alleged violations of law. The 8th Circuit Court of Appeals granted our request for interlocutory appeal. Oral argument was held in October 2015, and we await a decision. The trial court has stayed proceedings while the appeal is pending. We continue to believe that these allegations are without merit and intend to vigorously defend our company in this matter.

In June 2011, a purported shareholder derivative action captioned, Salvatore M. Talluto, Derivatively and on Behalf of Best Buy Co., Inc. v. Richard M. Schulze, et al., as Defendants and Best Buy Co., Inc. as Nominal Defendant, was filed against both present and former members of our Board of Directors serving during the relevant periods in fiscal 2011 and us as a nominal defendant in the U.S. District Court for the State of Minnesota. The lawsuit alleges that the director defendants breached their fiduciary duty, among other claims, including violation of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder, in failing to correct public misrepresentations and material misstatements and/or omissions regarding our fiscal 2011 earnings projections and, for certain directors, selling stock while in possession of material adverse non-public information. Additionally, in July 2011, a similar purported class action was filed by a single shareholder, Daniel Himmel, against us and certain of our executive officers in the same court. In November 2011, the respective lawsuits of Salvatore M. Talluto and Daniel Himmel were consolidated into a new action captioned, In Re: Best Buy Co., Inc. Shareholder Derivative Litigation, and a stay ordered pending the close of discovery in the consolidated IBEW Local 98 Pension Fund v. Best Buy Co., Inc., et al. case. Additionally, in June 2015, a similar purported class action was filed by a single shareholder, Khuong Tran, derivatively on behalf of Best Buy Co., Inc. against us and certain of our executive officers and directors in the same court. The Tran lawsuit has also been stayed pending the close of discovery in IBEW.

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

Cathode Ray Tube Action

On November 14, 2011, we filed a lawsuit captioned In re Cathode Ray Tube Antitrust Litigation in the United States District Court for the Northern District of California. We allege that the defendants engaged in price fixing in violation of antitrust regulations relating to cathode ray tubes for the time period between March 1, 1995 through November 25, 2007. No trial date has been set. In connection with this action, we received settlement proceeds net of legal expenses and costs in the amount of $75 million in the first nine months of fiscal 2016. We will continue to litigate against the remaining defendants and engage in further settlement discussions as this matter proceeds; however, it is uncertain whether we will recover additional settlement sums or a favorable verdict at trial.

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

Our business, like that of many retailers, is seasonal. Historically, we have generated a higher proportion of our revenue and earnings in the fiscal fourth quarter, which includes the majority of the holiday shopping season in the U.S., Canada and Mexico ("Holiday"). While consumers view some of the products and services we offer as essential, others are viewed as discretionary purchases. Consequently, our financial results are susceptible to changes in consumer confidence and other macroeconomic factors, including population growth, unemployment, fuel prices, consumer credit availability and the condition of the housing market. Additionally, other factors directly impact our performance, such as product life-cycles (including the introduction and pace of adoption of new technology), consumer trends and the competitive retail environment. As a result of these factors, predicting our future revenue and net earnings is difficult.

Throughout this MD&A, we refer to comparable sales. Our comparable sales calculation compares revenue from stores, websites and call centers operating for at least 14 full months, as well as revenue related to certain other comparable sales channels for a particular period to the corresponding period in the prior year. Relocated stores, as well as remodeled, expanded and downsized stores closed more than 14 days, are excluded from the comparable sales calculation until at least 14 full months after reopening. Acquisitions are included in the comparable sales calculation beginning with the first full quarter following the first anniversary of the date of the acquisition. The portion of the calculation of comparable sales attributable to our International segment excludes the effect of fluctuations in foreign currency exchange rates. The calculation of comparable sales excludes the impact of revenue from discontinued operations. The Canadian brand consolidation, which included the permanent closure of 66 Future Shop stores, the conversion of 65 Future Shop stores to Best Buy stores and the elimination of the Future Shop website, is expected to have a material impact on a year-over-year basis on the remaining Canadian retail stores and the website. As such, all Canadian store and website revenue has been removed from the comparable sales base and the International segment (comprised of Canada and Mexico) no longer has a comparable metric in fiscal 2016. Therefore, Enterprise comparable sales will be equal to Domestic segment comparable sales until International segment revenue is again comparable on a year-over-year basis. Enterprise comparable sales for periods presented prior to fiscal 2016 include revenue from our International segment.

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

This MD&A includes reference to sales for certain consumer electronics categories. According to The NPD Group’s ("NPD") Weekly Tracking Service as published November 9, 2015, revenue for the consumer electronics industry declined 4.3% during the 13 weeks ended October 31, 2015, compared to the 13 weeks ended November 1, 2014. The consumer electronics industry, as defined by NPD, includes televisions, desktop and notebook computers, tablets not including Kindle, digital imaging and other categories. Sales of these products represent approximately 65% of our Domestic segment revenue. The data does not include mobile phones, appliances, services, gaming, movies or music.

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

We believe that the non-GAAP measures described above provide meaningful supplemental information to assist shareholders in understanding our financial results and assessing our prospects for future performance. Management believes non-GAAP operating income, non-GAAP net earnings from continuing operations and non-GAAP diluted earnings per share from continuing operations are important indicators of our operations because they exclude items that may not be indicative of, or may be unrelated to, our core operating results and provide a baseline for analyzing trends in our underlying businesses. Management makes standard adjustments for items such as restructuring charges, goodwill impairments, non-restructuring asset impairments and gains or losses on investments, as well as adjustments for other items that may arise during the period and have a meaningful impact on comparability. Refer to the Non-GAAP Financial Measures section below for the detailed reconciliation of items that impacted the non-GAAP measures in the presented periods. Management believes our non-GAAP debt to EBITDAR ratio is an important indicator of our creditworthiness. Because non-GAAP financial measures are not standardized, it may not be possible to compare these financial measures with other companies' non-GAAP financial measures having the same or similar names. These non-GAAP financial measures are an additional way of viewing aspects of our operations that, when viewed with our GAAP results and the reconciliations to GAAP results within our discussion of consolidated performance below, provide a more complete understanding of our business. We strongly encourage investors and shareholders to review our financial statements and publicly-filed reports in their entirety and not to rely on any single financial measure.

Business Strategy Update

In the Domestic segment, our comparable sales, excluding the impact of installment billing, increased 0.5%. This increase was the result of growth in computing, major appliances, health & wearables and large-screen televisions, partially offset by declines in tablets, mobile phones, digital imaging and services. Online comparable sales increased 18% as our new mobile site and enhanced website capabilities continued to drive higher conversion rates and increased traffic. For the third quarter of fiscal 2016, industry sales in the NPD-tracked categories were down 4.3% compared to the same period in the prior fiscal year.

In the International segment, we continued to see the ongoing revenue impacts of the Canadian brand consolidation store closures, foreign currency and softness in the Canadian economy and consumer electronics industry. However, a stronger product mix and a more effective promotional strategy resulted in better-than-expected profitability.

Update on our Fiscal 2016 Strategic Priorities

From a Merchandising standpoint, in appliances, we completed our planned openings of Pacific Kitchen & Home stores-within-a-store for the year, adding 59 additional stores for a total of 176. We also added 225 expanded Samsung Open House appliance experiences. With 20 consecutive quarters of growth in appliances, we believe the investments we are making in this business are helping us win in the market. Furthermore, the appliance delivery and installation investments we have made this year are also driving significant improvements in our Net Promoter Scores ("NPS").

In home theater, with our 630 Samsung and 380 Sony stores-within-a-stores and our 78 Magnolia Design Centers, we continued to expand our industry-leading experience for customers to discover, learn about and enjoy home theater technology, especially 4K televisions. This is a significant competitive advantage for us as 4K television unit sales are expected to materially increase in the fourth quarter of fiscal 2016.

In computing, we opened more than 150 additional Windows stores-within-a-store in the third quarter of fiscal 2016 and now have over 800. We also updated more than 130 of our Apple stores-within-a-store and now have 500 latest generation Apple stores-within-a-store.

In mobile phones, we added 225 Verizon and 225 AT&T stores-within-a-store. These stores feature highly-trained specialists, who provide access to the carriers' products and services and the ability to learn about a wide range of connected or smart devices. Additionally in mobile, we added the ability for customers to buy installment billing plans online for Sprint. As of the end of the third quarter of fiscal 2016, we were the only retailer offering these types of plans for multiple carriers, including AT&T, Sprint, and Verizon, both online and in store.

Our investments in Online continued to drive results as illustrated by the 18% increase in our Domestic segment online sales. In the third quarter of fiscal 2016, (1) we provided free, two-day shipping to a significantly increased number of our online customers; (2) we further benefited from the visibility and search-ability of open box and clearance inventory; (3) we expanded online-only flash sales; (4) we introduced Blue Assist, a new feature in our highly-rated mobile app which allows customers to simply shake their device to get live help with products and orders through chat, call, e-mail or through scheduling a Blue Shirt in store; and (5) we launched a dedicated online experience that showcases the functionalities of new operating systems, offers customer training, and highlights new computing devices. In addition, shortly after the end of the third quarter of fiscal 2016, we launched the Best Buy app for iPad.

Our Marketing campaign helped drive a strong back-to-school performance. In the third quarter of fiscal 2016, we continued to (1) shift our focus to social media campaigns aimed at millennials; (2) increase the number of addressable emails; and (3) improve the customer click-through rate to our website through enhanced targeted marketing programs enabled by our Athena customer database.

In Services, as we noted in the second quarter of fiscal 2016, we began increasing our investments to support the expanded role we expect our services category to play in our Renew Blue transformation. The first of these investments was the September 13, 2015 launch of our new Geek Squad services in computing and tablets. We also began selling AppleCare and piloting our new Apple Authorized Service Provider capabilities in more than 60 stores. Like AppleCare, our new Geek Squad services are more than extended warranties: they also include providing 24/7 support to our customers and helping them take advantage of their technology products. We believe this focus will result in higher NPS scores and increased attach rates over time. However, we expect the price investments related to these new offerings to have an approximately $40 million, or 25 basis point, negative gross profit rate impact in the fourth quarter of fiscal 2016.

In regard to our Renew Blue phase two cost reduction and gross profit optimization program, which has a goal of $400 million over three years, to date this fiscal year we have eliminated a total of $110 million in annualized costs. These savings will continue to be offset, however, by the incremental SG&A investments in our future growth initiatives, which have totaled approximately $85 million so far this year, of which $20 million was in the third quarter of fiscal 2016. We do, however, now expect the SG&A investment to reach only $100 million this year versus the $120 million we discussed in the second quarter of fiscal 2016, due to reducing the SG&A investment plan to partially fund the $40 million investment in services pricing that was previously discussed.

Outlook for Fourth Quarter of Fiscal 2016

We are excited by what we are offering and delivering to our customers during this Holiday shopping season. First, we have created an expansive assortment of technology products, especially in 4K televisions, health & wearables, appliances, connected or smart devices, drones, and many other giftable items. We expect the pricing of these products to be attractive to our customers throughout the Holiday shopping season. Second, we have built some significant new capabilities since last fiscal year, including: (1) a range of new online capabilities, especially Blue Assist; (2) an additional 1,100 stores-within-a-store which come on top of the over 3,700 we had a year ago; (3) the increasing expertise and proficiency of our sales people; (4) our enhanced multi-channel delivery capabilities, illustrated by faster shipping enabled by ship-from-store and a better in-store pickup experience; (5) the continued optimization of our supply chain to enable earlier store replenishments and higher order fill rates; and (6) a range of services offered to our customers, including free Geek Squad setup on top tech gifts and the ability for customers to give a gift of a Geek Squad agent’s time. Also, from a marketing perspective, we believe we are entering the fourth quarter of fiscal 2016 with a high-performing media campaign, a significantly greater social media presence and more refined personalization capabilities through our investments in our Athena database.

We recognize that we had a strong performance in the fourth quarter of fiscal 2015 and that the NPD industry declines that we saw in the third quarter of fiscal 2016, both sequentially and year-over-year, may continue throughout the fourth quarter of fiscal 2016. We have also made incremental investments in services pricing and SG&A that is putting pressure on our fourth quarter fiscal 2016 earnings outlook.

Taking into account the factors described above, our year-over-year non-GAAP outlook for the fourth quarter of fiscal 2016 is as follows.

In the Domestic segment, we are expecting (1) near flat revenue assuming (a) that industry declines in the NPD-reported categories are in line with the third quarter of fiscal 2016 at approximately negative 4% and (b) that the timing of the Super Bowl will shift approximately 40 basis points of sales out of the fourth quarter of fiscal 2016 into the first quarter of fiscal 2017; and (2) a non-GAAP operating income rate decline of 20 to 35 basis points, driven by gross profit rate pressure and higher SG&A. The gross profit rate pressure is primarily driven by (1) a 25 basis point investment from services pricing; (2) higher distribution costs associated with our growth in the mix of online revenue and our growth in the appliance and large-screen television categories; and (3) product mix and product cycle pressures. Largely offsetting these gross profit pressures is the expected 55 basis point periodic profit sharing benefit from our externally-managed extended service plan portfolio. The higher SG&A is due to our investment in growth initiatives, partially offset by cost savings.

In the International segment, due to the ongoing impacts of the Canadian brand consolidation, foreign currency fluctuations and softness in the Canadian market, we are expecting (1) an International revenue decline of approximately 30%; and (2) an International non-GAAP operating income rate in the range of positive 2% to 3%.

With these expectations, our Enterprise level outlook is as follows: (1) a negative low-single digit revenue growth rate; and (2) a non-GAAP operating income rate decline of 25 to 45 basis points.

From a tax rate perspective, we expect the non-GAAP effective income tax rate from continuing operations to be in the range of 36% to 37%, versus 34.2% last year, which is expected to result in a negative $0.04 to negative $0.06 year-over-year non-GAAP diluted EPS impact in the fourth quarter of fiscal 2016.

Results of Operations

In order to align our fiscal reporting periods and comply with statutory filing requirements, we consolidate the financial results of our Mexico operations on a one-month lag. Consistent with such consolidation, the financial and non-financial information presented in our MD&A relative to Mexico is also presented on a one-month lag. Our policy is to accelerate recording the effect of events occurring in the lag period that significantly affect our consolidated financial statements. There were no significant intervening events which would have materially affected our financial condition, results of operations, liquidity or other factors had they been recorded during the three months ended October 31, 2015.

Discontinued Operations Presentation

Discontinued operations are comprised primarily of Five Star within our International segment. Unless otherwise stated, financial results discussed herein refer to continuing operations.

Domestic Segment Installment Billing Plans

In April 2014, we began to sell installment billing plans offered by mobile carriers to our customers to complement the more traditional two-year plans. While the two types of contracts have broadly similar overall economics, installment billing plans typically generate higher revenues due to higher proceeds for devices and higher cost of sales due to lower device subsidies. As we increase our mix of installment billing plans, there is an associated increase in revenue and cost of goods sold and a decrease in gross profit rate, with gross profit dollars relatively unaffected. This change in plan offer does not impact our International segment.

The following table presents our Domestic and Enterprise comparable sales and the estimated benefit of installment billing for the three and nine months ended October 31, 2015 and November 1, 2015:

	Three Months Ended		Nine Months Ended
	October 31, 2015(1)	November 1, 2014	October 31, 2015(1)	November 1, 2014
Domestic
Comparable sales % gain	0.8%	3.2%	1.7%	—%
Estimated benefit of installment billing	0.3%	0.8%	0.9%	0.3%
Comparable sales % gain (decline) excluding estimated impact of installment billing	0.5%	2.4%	0.8%	(0.3)%

Enterprise
Comparable sales % gain	0.8%	2.9%	1.7%	(0.4)%
Estimated benefit of installment billing	0.3%	0.7%	0.9%	0.2%
Comparable sales % gain (decline) excluding estimated impact of installment billing	0.5%	2.2%	0.8%	(0.6)%

(1)
The Canadian brand consolidation, which included the permanent closure of 66 Future Shop stores, the conversion of 65 Future Shop stores to Best Buy stores and the elimination of the Future Shop website, is expected to have a material impact on a year-over-year basis on the remaining Canadian retail stores and the website. As such, all Canadian store and website revenue has been removed from the comparable sales base and the International segment (comprised of Canada and Mexico) no longer has a comparable metric in fiscal 2016. Therefore, Enterprise comparable sales will be equal to Domestic segment comparable sales until International segment revenue is again comparable on a year-over-year basis. Enterprise comparable sales for periods presented prior to fiscal 2016 include revenue from our International segment.

Consolidated Performance Summary

The following table presents selected consolidated financial data ($ in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Revenue	$8,819	$9,032	$25,905	$26,130
Revenue % gain (decline)	(2.4)%	1.2%	(0.9)%	(1.7)%
Comparable sales % gain (decline)(1)	0.8%	2.9%	1.7%	(0.4)%
Comparable sales % gain (decline), excluding estimated impact of installment billing(1)(2)	0.5%	2.2%	0.8%	(0.6)%
Restructuring charges – cost of goods sold	$(1)	$—	$4	$—
Gross profit	$2,112	$2,076	$6,240	$6,021
Gross profit as a % of revenue(3)	23.9%	23.0%	24.1%	23.0%
SG&A	$1,874	$1,866	$5,451	$5,369
SG&A as a % of revenue(3)	21.2%	20.7%	21.0%	20.5%
Restructuring charges	$8	$5	$185	$12
Operating income	$230	$205	$604	$640
Operating income as a % of revenue	2.6%	2.3%	2.3%	2.4%
Net earnings from continuing operations	$129	$116	$330	$722
Earnings (loss) from discontinued operations	$(4)	$(9)	$88	$(8)
Net earnings attributable to Best Buy Co., Inc. shareholders	$125	$107	$418	$714
Diluted earnings per share from continuing operations	$0.37	$0.33	$0.93	$2.04
Diluted earnings per share	$0.36	$0.30	$1.18	$2.02

(1)
Enterprise comparable sales for the third quarter of fiscal 2015 includes revenue from our International segment. Excluding the International segment, Enterprise comparable sales would have been 3.2% and 0.0% for the three and nine months ended November 1, 2014, respectively, i.e., equal to Domestic segment comparable sales.

(2)	Represents comparable sales excluding the estimated revenue benefit from installment billing.

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

The components of the 2.4% revenue decrease for the third quarter of fiscal 2016 and the 0.9% decrease for the first nine months of fiscal 2016 were as follows:

	Three Months Ended	Nine Months Ended
	October 31, 2015	October 31, 2015
Comparable sales impact	0.7%	1.5%
Non-comparable sales(1)	(1.5)%	(1.1)%
Impact of foreign currency exchange rate fluctuations	(1.6)%	(1.3)%
Total revenue decrease	(2.4)%	(0.9)%

(1)
Non-comparable sales reflects the impact of net store opening and closing activity, including the Canadian brand consolidation activity, as well as the impact of revenue streams not included within our comparable sales calculation, such as profit sharing benefits, credit card revenue, gift card breakage, commercial sales and sales of merchandise to wholesalers and dealers.

The gross profit rate increased by 0.9% of revenue in the third quarter of fiscal 2016. For the first nine months of fiscal 2016, the gross profit rate increased by 1.1% of revenue. For both periods, the increase was due to an increase in the Domestic segment gross profit rate. For further discussion of each segment’s gross profit rate changes, see Segment Performance Summary below.

The enterprise SG&A rate increased by 0.5% of revenue for the three and nine months ended October 31, 2015. The Domestic segment accounted for a majority of the increase in both periods. For further discussion of each segment’s SG&A rate changes, see Segment Performance Summary below.

For the first nine months of fiscal 2016, we recorded $189 million of restructuring. Our Domestic segment recorded a charge of $1 million and our International segment recorded a charge of $188 million, which included $4 million of inventory write-downs recorded in restructuring charges – cost of goods sold. The restructuring charges recorded in the first nine months of fiscal 2016 resulted in a decrease in our operating income rate of 0.8% of revenue. We recorded $12 million of restructuring charges in the first nine months of fiscal 2015, which resulted in a decrease in our operating income rate of 0.1% of revenue. For further discussion of each segment’s restructuring charges, see Segment Performance Summary below.

Operating income increased $25 million and our operating income rate increased to 2.6% of revenue in the third quarter of fiscal 2016, compared to 2.3% of revenue in the third quarter of fiscal 2015. The increase in operating income was primarily due to the increase in gross profit driven by our Domestic segment, which was partially offset by an increase in SG&A expenses, also driven by our Domestic segment. For the first nine months of fiscal 2016, operating income decreased $36 million and our operating income rate decreased to 2.3% of revenue, compared to 2.4% of revenue in the first nine months of fiscal 2015. The decrease in operating income was primarily due to the increase in restructuring charges, which was a result of our Canadian brand consolidation. These decreases were partially offset by an increase in gross profit and the $75 million of CRT settlements net of legal expenses and costs in the first nine months of fiscal 2016.

Income Tax (Benefit) Expense

Income tax expense increased to $84 million in the third quarter of fiscal 2016 compared to $72 million in the prior-year period, primarily as a result of an increase in pre-tax earnings and the impact of forecasted taxable losses from foreign operations in the current year period. Our effective income tax rate in the third quarter of fiscal 2016 was 39.4% compared to a rate of 38.2% in the third quarter of fiscal 2015. The increase in the effective income tax rate was primarily due to forecasted taxable losses from foreign operations in the current year period, partially offset by certain favorable discrete items in the current year period.
Income tax increased to an expense of $230 million in the first nine months of fiscal 2016 compared to a benefit of $133 million in the prior-year period, primarily due to a $353 million discrete benefit related to reorganizing certain European legal entities in the prior year period. Our effective income tax rate for the first nine months of fiscal 2016 was 41.1%, compared to a rate of (22.7)% in the first nine months of fiscal 2015. Excluding the impact of the European legal entity reorganization, the effective tax rate would have been 37.3%. The increase in the effective income tax rate was primarily due to the discrete benefit related to the reorganization mentioned above, as well as the resolution of certain tax matters in the prior year period and forecasted taxable losses from foreign operations in the current year period. Refer to Note 11, Income Taxes, in the Notes to Condensed Consolidated Financial Statements for additional information.
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

Discontinued Operations
We recognized a $4 million loss from discontinued operations in the third quarter of fiscal 2016. For the first nine months of fiscal 2016, we recognized $88 million of earnings from discontinued operations, which was primarily due to a $99 million gain on the sale of our Five Star business in China. We recognized a $9 million loss and a $8 million loss from discontinued operations in the third quarter of fiscal 2015 and for the first nine months of fiscal 2015, respectively, related to the sale of our Five Star business in China. Refer to Note 2, Discontinued Operations, in the Notes to Condensed Consolidated Financial Statements for additional information.

Non-GAAP Financial Measures

The following table reconciles operating income, net earnings, and diluted earnings per share for the periods presented from continuing operations (GAAP financial measures) to non-GAAP operating income, non-GAAP net earnings, and non-GAAP diluted earnings per share from continuing operations for the periods presented ($ in millions, except per share amounts).

	Three Months Ended		Nine Months Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Operating income	$230	$205	$604	$640
Net CRT settlements(1)	—	—	(75)	—
Restructuring charges – cost of goods sold	(1)	—	4	—
Other Canadian brand consolidation charges(2)	1	—	6	—
Non-restructuring asset impairments	9	6	34	27
Restructuring charges	8	5	185	12
Non-GAAP operating income	$247	$216	$758	$679

Net earnings from continuing operations	$129	$116	$330	$722
Impact of net CRT settlements(1)	—	—	(75)	—
Impact of restructuring charges - cost of goods sold	(1)	—	4	—
Impact of other Canadian brand consolidation charges(2)	1	—	6	—
Impact of non-restructuring asset impairments	9	6	34	27
Impact of restructuring charges	8	5	185	12
Impact of gain on sale of investments	—	(5)	(2)	(7)
Income tax impact of Europe legal entity reorganization(3)	—	—	—	(353)
Income tax impact of non-GAAP adjustments(4)	(2)	(1)	(33)	(9)
Non-GAAP net earnings from continuing operations	$144	$121	$449	$392

Diluted earnings per share from continuing operations	$0.37	$0.33	$0.93	$2.04
Per share impact of net CRT settlements(1)	—	—	(0.21)	—
Per share impact of restructuring charges - cost of goods sold	—	—	0.01	—
Per share impact of other Canadian brand consolidation charges(2)	—	—	0.02	—
Per share impact of non-restructuring asset impairments	0.02	0.02	0.10	0.08
Per share impact of restructuring charges	0.02	0.01	0.52	0.03
Per share impact of gain on sale of investments	—	(0.01)	(0.01)	(0.02)
Per share income tax effect of Europe legal entity reorganization(3)	—	—	—	(1.00)
Per share income tax impact of non-GAAP adjustments(4)	—	(0.01)	(0.09)	(0.02)
Non-GAAP diluted earnings per share from continuing operations	$0.41	$0.34	$1.27	$1.11

(1)
On November 14, 2011, Best Buy filed a lawsuit captioned In re Cathode Ray Tube Antitrust Litigation in the United States District Court for the Northern District of California. The company alleges that the defendants engaged in price fixing in violation of antitrust regulations relating to cathode ray tubes for the time period between March 1, 1995 and November 25, 2007. No trial date has been set. In connection with this action, the company received settlement proceeds of $88 million in the first nine months of fiscal 2016 and recorded such amount in cost of goods sold, net of $13 million of related legal fees and costs recorded in SG&A. Best Buy will continue to litigate against the remaining defendants and expect further settlement discussions as this matter proceeds; however, it is uncertain whether the company will recover additional settlement sums or a favorable verdict at trial.

(2)	Represents charges related to the Canadian brand consolidation, primarily retention expenses and other store-related costs, that did not qualify as restructuring charges.

(3)	Represents the acceleration of a non-cash tax benefit of $353 million as a result of reorganizing certain European legal entities to simplify our overall structure in the first quarter of fiscal 2015.

(4)
Income tax impact of non-GAAP adjustments represents the adjustment needed to reflect tax expense on an estimated annual effective tax rate basis in non-GAAP net earnings from continuing operations for the relevant period.

Non-GAAP operating income increased $31 million, to 2.8% of revenue, in the third quarter of fiscal 2016, and $79 million, to 2.9% of revenue, in the first nine months of fiscal 2016. The increase in both periods was driven by an improvement in our Domestic segment related to an increase in gross profit. The increase in operating income resulted in a year-over-year increase in non-GAAP net earnings from continuing operations and non-GAAP diluted earnings per share from continuing operations in the third quarter and first nine months of fiscal 2016.

Segment Performance Summary

Domestic

Domestic segment revenue of $8.1 billion in the third quarter of fiscal 2016 increased 1.2% compared to the prior year. This increase was primarily driven by (1) a comparable sales increase of 0.5%, excluding the estimated benefit associated with the classification of revenue for the mobile carrier installment billing plans, (2) an estimated 0.3% of revenue benefit associated with installment billing; and (3) a periodic profit sharing benefit based on the performance of our externally-managed extended service plan portfolio.

Domestic segment online revenue of $709 million increased 18.3% on a comparable basis primarily due to higher conversion rates and increased traffic. As a percentage of total Domestic revenue, online revenue increased 130 basis points to 8.8% versus 7.5% last year.

The following table presents selected financial data for the Domestic segment ($ in millions):

	Three Months Ended		Nine Months Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Revenue	$8,090	$7,992	$23,858	$23,358
Revenue % gain (decline)	1.2%	2.3%	2.1%	(0.7)%
Comparable sales % gain(1)	0.8%	3.2%	1.7%	—%
Comparable sales % gain (decline) excluding estimated impact of installment billing(1)(2)	0.5%	2.4%	0.8%	(0.3)%
Gross profit	$1,948	$1,841	$5,780	$5,382
Gross profit as a % of revenue	24.1%	23.0%	24.2%	23.0%
SG&A	$1,702	$1,632	$4,922	$4,688
SG&A as a % of revenue	21.0%	20.4%	20.6%	20.1%
Restructuring charges	$2	$5	$1	$6
Operating income	$244	$204	$857	$688
Operating income as a % of revenue	3.0%	2.6%	3.6%	2.9%

Selected Online Revenue Data
Online revenue as a % of total segment revenue	8.8%	7.5%	8.6%	7.8%
Comparable online sales % gain(1)	18.3%	21.6%	13.3%	24.3%

(1)	Comparable online sales is included in the comparable sales calculation.

(2)	Represents comparable sales excluding the estimated revenue benefit from installment billing.

The components of our Domestic segment's 1.2% and 2.1% revenue increases for the third quarter and first nine months of fiscal 2016, respectively, were as follows:

	Three Months Ended	Nine Months Ended
	October 31, 2015	October 31, 2015
Comparable sales impact	0.8%	1.6%
Non-comparable sales(1)	0.4%	0.5%
Total revenue increase	1.2%	2.1%

(1)
Non-comparable sales reflects the impact of net store opening and closing activity, as well as the impact of revenue streams not included within our comparable sales calculation, such as profit sharing benefits, credit card revenue, gift card breakage, commercial sales, and sales of merchandise to wholesalers and dealers.

The following table reconciles the number of Domestic stores open at the beginning and end of the third quarters of fiscal 2016 and 2015:

	Fiscal 2016				Fiscal 2015
	Total Stores at Beginning of Third Quarter	Stores Opened	Stores Closed	Total Stores at End of Third Quarter	Total Stores at Beginning of Third Quarter	Stores Opened	Stores Closed	Total Stores at End of Third Quarter
Best Buy	1,047	—	—	1,047	1,053	—	(1)	1,052
Best Buy Mobile stand-alone	356	—	(2)	354	391	—	(2)	389
Pacific Sales stand-alone	29	—	—	29	29	—	—	29
Magnolia Audio Video stand-alone	1	—	—	1	4	—	(1)	3
Total Domestic segment stores	1,433	—	(2)	1,431	1,477	—	(4)	1,473

We continuously monitor store performance. As we approach the expiration date of our store leases, we evaluate various options for each location, including whether a store should remain open. As a result of such evaluations, we closed nine Best Buy stores subsequent to the end of the third quarter of fiscal 2016. The decision to close these locations was made prior to the end of the third quarter of fiscal 2016 and related expenses, primarily comprising employee termination benefits, were recorded prior to the end of the third quarter of fiscal 2016.

The following table presents the Domestic segment’s revenue mix percentages and comparable sales percentage changes by revenue category in the third quarters of fiscal 2016 and 2015:

	Revenue Mix		Comparable Sales
	Three Months Ended		Three Months Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Consumer Electronics	30%	29%	3.0%	3.1%
Computing and Mobile Phones	49%	49%	(0.9)%	3.2%
Entertainment	6%	7%	(6.0)%	16.6%
Appliances	9%	8%	16.4%	5.7%
Services	5%	6%	(11.1)%	(10.3)%
Other	1%	1%	n/a	n/a
Total	100%	100%	0.8%	3.2%

The following is a description of the notable comparable sales changes in our Domestic segment by revenue category:

•
Consumer Electronics: The 3.0% comparable sales gain was driven primarily by the expansion of Magnolia Design Center stores-within-a-store, expanded assortment of streaming devices, and an increase in the sales of large screen televisions.

•
Computing and Mobile Phones: The 0.9% comparable sales decline was primarily due to continued industry declines in tablets and lower demand and later launch dates of iconic mobile phones. This decline is partially offset by an increase in computer sales.

•	Entertainment: The 6.0% comparable sales decline was driven by declines in music and movies due to continued industry declines as well as declines in gaming hardware.

•	Appliances: The 16.4% comparable sales gain was a result of continued growth in major appliances sales as well as the expansion of Pacific Kitchen & Home stores-within-a-store.

•
Services: The 11.1% comparable sales decline was due to the lower frequency and severity of claims on our extended warranties, which reduces our repair revenue, and to a much lesser extent, declines in our services attach rates to hardware products.

Our Domestic segment experienced an increase in gross profit of $107 million, or 5.8%, in the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015. The rate increase was primarily due to (1) the positive impact of changes in mobile warranty plans which resulted in lower costs due to lower claim frequency and severity; (2) an increased mix of higher-margin large screen televisions; (3) a positive mix benefit from significantly decreased revenue in the lower-margin tablet category; (4) a greater portion of vendor funding being recorded as an offset to cost of goods sold rather than SG&A; and (5) the periodic profit sharing benefit earned based on the performance of our externally managed extended service plan portfolio. These increases were partially offset by the prior year benefit from the receipt of restitution on a legal claim related to an inventory dispute.

For the first nine months of fiscal 2016, our Domestic segment experienced an increase in gross profit of $398 million, or 7.4%, compared to the prior-year period. A driver of the increase was $88 million of CRT litigation settlements received in the first nine months of fiscal 2016. Refer to Note 13, Contingencies, in the Notes to the Condensed Consolidated Financial Statements for additional information. Excluding the CRT litigation settlements, we experienced an increase in gross profit of $310 million and an increase in the gross profit rate of 0.9% of revenue. The rate increase was primarily due to (1) the positive impact of changes in mobile warranty plans which resulted in lower costs due to lower claim frequency and severity; (2) rate improvements in computing hardware; (3) an additional positive mix shift due to significantly decreased revenue in the lower-margin tablet category; (4) an increased mix of higher-margin large screen televisions; (5) positive revenue impact related to our credit card portfolio; and (6) the periodic profit sharing benefit based on the performance of our externally managed extended service plan portfolio. These increases were partially offset by a lower rate in the mobile category driven by increased sales of higher priced iconic mobile phones, which have higher gross profit dollars but carry a lower gross profit rate, lower rates related to major appliances, and the prior year benefit from the receipt of restitution on a legal claim related to an inventory dispute.

Our Domestic segment’s SG&A increased $70 million, or 4.3%, in the third quarter of fiscal 2016 compared to the prior-year period. For the first nine months of fiscal 2016, our Domestic segment's SG&A increased $234 million, or 5.0%, compared to the prior-year period. In addition, the SG&A rate increased by 0.6% and 0.5% of revenue in the third quarter and first nine months of fiscal 2016, respectively, compared to the prior-year period. The increases in SG&A and SG&A rate were primarily driven by investments in future growth initiatives, a greater portion of our vendor funding being recorded as an offset to cost of goods sold rather than SG&A and higher incentive compensation. This increase was partially offset by the implementation of Renew Blue phase two cost reductions.

Our Domestic segment operating income in the third quarter and first nine months of fiscal 2016 increased by $40 million and $169 million, respectively, compared to the same periods in the prior year. The increase in both periods was primarily due to an increase in gross profit, partially offset by higher SG&A, as described above. In addition, the year-over-year increase for the first nine months of fiscal 2016 was impacted by the $75 million of net proceeds from CRT litigation settlements received.

International

During the first quarter of fiscal 2016, we consolidated the Future Shop and Best Buy stores and websites in Canada under the Best Buy brand. This resulted in the permanent closure of 66 Future Shop stores and the conversion of the remaining 65 Future Shop stores to the Best Buy brand. The costs of implementing these changes primarily consist of lease exit costs, a tradename impairment, property and equipment impairments, employee termination benefits and inventory write-downs. In the first nine months of fiscal 2016, we incurred total pre-tax restructuring charges, other Canadian brand consolidation charges and property and equipment impairments of $198 million out of the previously disclosed expected range of approximately $210 million to $250 million related to those actions. We expect to incur the additional charges of $15 million to $50 million in future periods primarily related to non-restructuring asset impairments as we continue to invest in the Canadian transformation.

The following table presents selected financial data for the International segment ($ in millions):

	Three Months Ended		Nine Months Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Revenue	$729	$1,040	$2,047	$2,772
Revenue % decline	(29.9)%	(6.5)%	(26.2)%	(9.2)%
Comparable sales % gain (decline)(1)	n/a	0.2%	n/a	(3.2)%
Restructuring charges – cost of goods sold	$(1)	$—	$4	$—
Gross profit	$164	$235	$460	$639
Gross profit as a % of revenue	22.5%	22.6%	22.5%	23.1%
SG&A	$172	$234	$529	$681
SG&A as a % of revenue	23.6%	22.5%	25.8%	24.6%
Restructuring charges	$6	$—	$184	$6
Operating income (loss)	$(14)	$1	$(253)	$(48)
Operating income (loss) as a % of revenue	(1.9)%	0.1%	(12.4)%	(1.7)%

(1)
The Canadian brand consolidation is expected to have a material impact on a year-over-year basis on the Canadian retail stores and the website. As such, beginning in the first quarter of fiscal 2016, all store and website revenue has been removed from the comparable sales base and an International segment (comprised of Canada and Mexico) comparable sales metric will not be provided until the International segment revenue is again comparable on a year-over-year basis.

The components of our International segment's 29.9% and 26.2% revenue decrease for the third quarter and first nine months of fiscal 2016, respectively, were as follows:

	Three Months Ended	Nine Months Ended
	October 31, 2015	October 31, 2015
Non-comparable sales(1)	(16.2)%	(14.2)%
Impact of foreign currency exchange rate fluctuations	(13.7)%	(12.0)%
Total revenue decrease	(29.9)%	(26.2)%

(1)
Non-comparable sales reflects the impact of net store opening and closing activity, including the Canadian brand consolidation activity, as well as the impact of revenue streams not included within our comparable sales calculation, such as credit card revenue, gift card breakage, commercial sales, and sales of merchandise to wholesalers and dealers.

The following table reconciles the number of International stores open at the beginning and end of the third quarters of fiscal 2016 and 2015:

	Fiscal 2016					Fiscal 2015
	Total Stores at Beginning of Third Quarter	Stores Opened	Stores Converted	Stores Closed	Total Stores at End of Third Quarter	Total Stores at Beginning of Third Quarter	Stores Opened	Stores Closed	Total Stores at End of Third Quarter
Canada
Future Shop	—	—	—	—	—	135	—	—	135
Best Buy	136	—	—	—	136	72	—	—	72
Best Buy Mobile stand-alone	56	—	—	—	56	56	—	—	56
Mexico
Best Buy	18	—	—	—	18	17	1	—	18
Express	5	—	—	—	5	2	1	—	3
Total International segment stores	215	—	—	—	215	282	2	—	284

The following table presents revenue mix percentages for the International segment by revenue category in the third quarters of fiscal 2016 and 2015:

	Revenue Mix
	Three Months Ended
	October 31, 2015	November 1, 2014
Consumer Electronics	27%	25%
Computing and Mobile Phones	55%	54%
Entertainment	8%	9%
Appliances	4%	5%
Services	5%	6%
Other	1%	1%
Total	100%	100%

In our International segment, revenue declined 29.9% to $729 million in the third quarter of fiscal 2016 due to (1) the loss of revenue associated with closed stores as part of the Canadian brand consolidation; (2) a negative foreign currency impact of 13.7% of revenue; and (3) ongoing softness in the Canadian economy and consumer electronics industry.

Our International segment experienced a decrease in gross profit of $71 million, or 30.2%, in the third quarter of fiscal 2016, compared to the third quarter of fiscal 2015. The gross profit rate decline was primarily due to a higher mix of sales from our Mexico stores, which carry a lower gross profit rate.

For the first nine months in fiscal 2016, our International segment gross profit decreased $179 million, or 28.0%, compared to the first nine months of fiscal 2015. Excluding the impact of inventory write-downs as a result of our Canadian brand consolidation, gross profit declined $175 million and the gross profit rate decreased by 0.4% of revenue compared to the prior-year period. The gross profit rate decline was primarily due to the disruptive impacts from the Canadian brand consolidation and increased promotional activity in Canada.

Our International segment’s SG&A decreased $62 million, or 26.5%, in the third quarter of fiscal 2016 compared to the prior-year period. For the first nine months of fiscal 2016, our International segment's SG&A decreased $152 million, or 22.3%, compared to the prior-year period. The decrease in SG&A for both periods was primarily driven by the elimination of expenses associated with closed stores as part of the Canadian brand consolidation and the impact of foreign currency fluctuation. The increase in the SG&A rate of 1.1% and 1.2% of revenue in the third quarter and the first nine months of fiscal 2016, respectively, was driven by year-over-year sales deleverage.

Our International segment recorded $5 million and $188 million of restructuring charges in the third quarter and first nine months of fiscal 2016. The restructuring charges were driven by our Canadian brand consolidation activities. Our International segment recorded no restructuring charges and $6 million of restructuring charges in the third quarter and for the first nine months of fiscal 2015, respectively. Refer to Note 5, Restructuring Charges, in the Notes to Condensed Consolidated Financial Statements for additional information.

Our International segment experienced an operating loss of $14 million in the third quarter of fiscal 2016 compared to operating income of $1 million in the third quarter of fiscal 2015. For the first nine months of fiscal 2016, our International segment incurred an operating loss of $253 million compared to an operating loss of $48 million for the prior-year period. The increase in operating loss for both periods was due to the Canadian brand consolidation, which resulted in increased restructuring charges and decreased revenue and gross profit from closed stores.

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

The following table summarizes our cash and cash equivalents and short-term investments balances at October 31, 2015, January 31, 2015, and November 1, 2014 ($ in millions):

	October 31, 2015	January 31, 2015	November 1, 2014
Cash and cash equivalents	$1,697	$2,432	$1,929
Short-term investments	1,650	1,456	1,209
Total cash and cash equivalents and short-term investments	$3,347	$3,888	$3,138

The increase in total cash and cash equivalents and short-term investments from November 1, 2014, was due to cash generated from operating activities which was more than sufficient to fund capital spending, dividend payments and repurchases of common stock. The decrease in total cash and cash equivalents and short-term investments from January 31, 2015, was primarily due to a resumption of share repurchases, a special one-time dividend and an increase in the regular quarterly dividend.

Cash Flows

The following table summarizes our cash flows from total operations for the first nine months of fiscal 2016 and 2015 ($ in millions):

	Nine Months Ended
	October 31, 2015	November 1, 2014
Total cash provided by (used in):
Operating activities	$463	$774
Investing activities	(618)	(1,342)
Financing activities	(761)	(175)
Effect of exchange rate changes on cash	(13)	(6)
Decrease in cash and cash equivalents	$(929)	$(749)

The decrease in cash provided by operating activities in the first nine months of fiscal 2016 compared to the prior-year period was primarily due to timing of vendor and tax payments.

The decrease in cash used in investing activities in the first nine months of fiscal 2016 compared to the prior-year period is primarily due to increased sales of short-term investments.

The increase in cash used in financing activities in the first nine months of fiscal 2016 compared to the prior-year period was primarily due to a return of excess capital announced March 3, 2015 that included resuming our share repurchase program, a special one-time dividend and an increase in the regular quarterly dividend.

Sources of Liquidity

Funds generated by operating activities, available cash and cash equivalents, short-term investments and our credit facilities are our most significant sources of liquidity. We believe our sources of liquidity will be sufficient to sustain operations and to finance anticipated capital investments and strategic initiatives for the foreseeable future. However, in the event our liquidity is insufficient, we may be required to limit our spending. There can be no assurance that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under our existing credit facilities or obtain additional financing, if necessary, on favorable terms.

We have a $1.25 billion five-year senior unsecured revolving credit facility (the "Five-Year Facility Agreement") with a syndicate of banks that expires in June 2019. At October 31, 2015, we had no borrowings outstanding under the Five-Year Facility Agreement.

Refer to Note 5, Debt, in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015 for further information about the Five-Year Facility Agreement.

Our ability to access our revolving credit facility under the Five-Year Facility Agreement is subject to our compliance with the terms and conditions of the facility, including financial covenants. The financial covenants require us to maintain certain financial ratios. At October 31, 2015, we were in compliance with all such financial covenants. If an event of default were to occur with respect to any of our other debt, it would likely constitute an event of default under our facilities as well.

Our credit ratings and outlooks at October 31, 2015 are summarized below. On August 10, 2015, Standard & Poor's Rating Services ("Standard & Poor's") upgraded its long-term credit rating from BB to BB+ with a Stable outlook. On August 24, 2015, Moody's Investors Service, Inc. ("Moody's") upgraded its long-term credit rating from Baa2 to Baa1 with a Stable outlook. On August 26, 2015, Fitch Ratings Limited ("Fitch") upgraded its long-term credit rating from BB to BBB- with a Stable outlook.

Rating Agency	Rating	Outlook
Standard & Poor's	BB+	Stable
Moody's	Baa1	Stable
Fitch	BBB-	Stable

Credit rating agencies review their ratings periodically, and, therefore, the credit rating assigned to us by each agency may be subject to revision at any time. Accordingly, we are not able to predict whether our current credit ratings will remain as disclosed above. Factors that can affect our credit ratings include changes in our operating performance, the economic environment, conditions in the retail and consumer electronics industries, our financial position and changes in our business strategy. If further changes in our credit ratings were to occur, they could impact, among other things, interest costs for certain of our credit facilities, our future borrowing costs, access to capital markets, vendor financing terms and future new-store leasing costs.

Restricted Cash

Our liquidity is affected by restricted cash balances that are pledged as collateral or restricted to use for general liability insurance and workers’ compensation insurance. Restricted cash and cash equivalents related to our continuing operations, which are included in other current assets, remained consistent at $183 million, $184 million, and $183 million at October 31, 2015, January 31, 2015, and November 1, 2014, respectively.

Debt and Capital

We have $350 million principal amount of notes due March 15, 2016, $500 million principal amount of notes due August 1, 2018 and $650 million principal amount of notes due March 15, 2021. Refer to Note 5, Debt, in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015 for further information about our Notes. As we approach the due date for the 2016 notes in the first quarter of fiscal 2017, we will continue to evaluate whether to fund the repayment through existing cash resources or issuance of new debt.

Share Repurchases and Dividends

We have a $5.0 billion share repurchase program that was authorized by our Board in June 2011. At February 1, 2015, there was $4.0 billion available for share repurchases. There is no expiration date governing the period over which we can repurchase shares under the June 2011 share repurchase program.

On March 3, 2015, we announced that we plan to resume share repurchases under the June 2011 program, with the intent to purchase $1.0 billion in shares in the three years following the announcement. For the nine months ended October 31, 2015, we repurchased 11.3 million shares at a cost of $388 million. At October 31, 2015, $3.6 billion remained available for additional purchases under the June 2011 program. We anticipate continuing to purchase shares in the near term, which could result in our reaching the $1.0 billion threshold prior to the three years previously disclosed. There were no shares repurchased during the nine months ended November 1, 2014. Between the end of the third quarter of fiscal 2016 and December 3, 2015, we repurchased an incremental 3.0 million shares of our common stock at a cost of $95 million. Repurchased shares are retired and constitute authorized but unissued shares.

During the third quarters of fiscal 2016 and 2015, we declared and paid our regular quarterly cash dividend of $0.23 and $0.19 per common share, or $79 million and $66 million in the aggregate, respectively. In the first quarter of fiscal 2016, we also paid a special, one-time dividend of $0.51 per common share, or $180 million in the aggregate. As announced on November 20, 2015, our Board of Directors authorized payment of our next regular quarterly cash dividend of $0.23 per common share, payable on December 31, 2015, to shareholders of record as of the close of business on December 10, 2015.

Other Financial Measures

Our current ratio, calculated as current assets divided by current liabilities, was 1.4 at the end of the third quarter of fiscal 2016, compared to 1.5 at the end of fiscal 2015 and 1.4 at the end of the third quarter of fiscal 2015. The lower current ratio in the third quarter for fiscal 2016 and 2015 compared to the end of fiscal 2015 is driven by lower cash and cash equivalents and higher merchandise inventories and accounts payable. Due to the seasonality of our sales, the third fiscal quarter generally ends with lower cash and cash equivalents and higher merchandise inventories and accounts payable compared to fiscal year-end as we purchase inventory in anticipation of Holiday.

Our debt to net earnings ratio was 1.9 at the end of the third quarter of fiscal 2016, compared to 1.3 at the end of fiscal 2015, and 1.6 at the end of the third quarter of fiscal 2015, driven primarily by the decrease in net earnings in the trailing twelve months primarily due to a $353 million discrete tax benefit from reorganizing certain European legal entities in the first quarter of fiscal 2015. Our non-GAAP debt to EBITDAR ratio, which includes capitalized operating lease obligations in its calculation, decreased slightly to 2.6 at the end of the third quarter of fiscal 2016, compared to 2.8 at the end of fiscal 2015. The decrease compared to the ratio of 3.0 at the end of the third quarter of fiscal 2015 was due to lower non-GAAP debt at the end of the third quarter of fiscal 2016.

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

The following table presents a reconciliation of our debt to net earnings ratio and our non-GAAP debt to EBITDAR ratio for continuing operations ($ in millions):

	October 31, 2015(1)	January 31, 2015(1)	November 1, 2014(1)
Debt (including current portion)	$1,639	$1,621	$1,635
Capitalized operating lease obligations (8 times rental expense)(2)	6,337	6,653	6,700
Non-GAAP debt	$7,976	$8,274	$8,335

Net earnings including noncontrolling interests(3)	$854	$1,246	$1,022
Interest expense, net	56	63	65
Income tax expense	504	141	5
Depreciation and amortization expense	661	642	631
Rental expense	792	832	837
Restructuring charges and other(4)	156	47	216
EBITDAR	$3,023	$2,971	$2,776

Debt to net earnings ratio	1.9	1.3	1.6
Non-GAAP debt to EBITDAR ratio	2.6	2.8	3.0

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

(4)	Includes the impact of restructuring charges, non-restructuring asset impairments and CRT litigation settlements.

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

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. The new guidance is part of the simplification initiative and will require all deferred income tax liabilities and assets to be classified as non-current. Based on the current effective dates, the new guidance would first apply in the first quarter of our fiscal 2018. We are still in the process of evaluating the effect of adoption on our financial statements.

Safe Harbor Statement Under the Private Securities Litigation Reform Act

Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), provide a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their companies. With the exception of historical information, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements and may be identified by the use of words such as "anticipate," "assume," "believe," "estimate," "expect," “guidance,” "intend," "outlook," "plan," "project," and other words and terms of similar meaning. Such statements reflect our current views and estimates with respect to future market conditions, company performance and financial results, business prospects, new strategies, the competitive environment and other events. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the potential results discussed in such forward-looking statements. Readers should review Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended January 31, 2015, for a description of important factors that could cause our actual results to differ materially from those contemplated by the forward-looking statements made in this Quarterly Report on Form 10-Q. Among the factors that could cause actual results and outcomes to differ materially from those contained in such forward-looking statements are the following: macro-economic conditions (including fluctuations in housing prices, oil markets and jobless rates), conditions in the industries and categories in which we operate, changes in consumer preferences, changes in consumer confidence, consumer spending and debt levels, online sales levels and trends, average ticket size, the mix of products and services offered for sale in our physical stores and online, credit market changes and constraints, product availability, competitive initiatives of competitors (including pricing actions and promotional activities of competitors), strategic and business decisions of our vendors (including actions that could impact product margin or supply), the success of new product launches, the impact of pricing investments and promotional activity, weather, natural or man-made disasters, attacks on our data systems, our ability to prevent or react to a disaster recovery situation, changes in law or regulations, changes in tax rates, changes in taxable income in each jurisdiction, tax audit developments and resolution of other discrete tax matters, foreign currency fluctuation, availability of suitable real estate locations, our ability to manage our property portfolio, the impact of labor markets, our ability to retain qualified employees, failure to achieve anticipated expense and cost reductions from operational and restructuring changes, disruptions in our supply chain, the costs of procuring goods we sell, failure to achieve anticipated revenue and profitability increases from operational and restructuring changes (including investments in our multi-channel capabilities and brand consolidations), inability to secure or maintain favorable terms with our major vendors and other partners (including, but not limited to, product suppliers and carriers that operate competing retail channels), failure to accurately predict the duration over which we will incur costs, acquisitions and development of new businesses, divestitures of existing businesses, failure to complete or achieve anticipated benefits of announced transactions, integration challenges relating to new ventures, and our ability to protect information relating to our employees and customers. We caution that the foregoing list of important factors is not complete, and any forward-looking statements speak only as of the date they are made, and we assume no obligation to update any forward-looking statement that we may make.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As disclosed in our Form 10-K for fiscal 2015, in addition to the risks inherent in our operations, we are exposed to certain market risks, including adverse changes in foreign currency exchange rates.

We have market risk arising from changes in foreign currency exchange rates related to our International segment operations. On a limited basis, we utilize foreign exchange forward contracts to manage foreign currency exposure to certain forecast inventory purchases, recognized receivable and payable balances and our investment in our Canadian operations. Our primary objective in holding derivatives is to reduce the volatility of net earnings and cash flows, as well as net asset value associated with changes in foreign currency exchange rates. Our foreign currency risk management strategy includes both hedging instruments and derivatives that are not designated as hedging instruments, which generally have terms of up to 12 months. The aggregate notional amount related to our foreign exchange forward contracts outstanding at October 31, 2015 was $417 million. The fair value recorded on our Condensed Consolidated Balance Sheets at October 31, 2015, related to our foreign exchange forward contracts was $14 million. The amount recorded in our Consolidated Statements of Earnings from continuing operations related to all contracts settled and outstanding was a gain of $1 million in the third quarter of fiscal 2016.

The strength of the U.S. dollar compared to the Canadian dollar and Mexican peso compared to the prior-year period had a negative overall impact on our revenue as these foreign currencies translated into fewer U.S. dollars. We estimate that foreign currency exchange rate fluctuations had a negative impact on our revenue of approximately $143 million and a positive impact on our net earnings of $1 million in the third quarter of fiscal 2016.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), at October 31, 2015. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at October 31, 2015, our disclosure controls and procedures were effective.

There was no change in internal control over financial reporting during the fiscal quarter ended October 31, 2015, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

For a description of our legal proceedings, see Note 13, Contingencies, of the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Stock Repurchases

The following table presents the total number of shares of our common stock that we purchased during the third quarter of fiscal 2016, the average price paid per share, the number of shares that we purchased as part of our publicly announced repurchase program and the approximate dollar value of shares that still could have been repurchased at the end of the applicable fiscal period, pursuant to our June 2011 $5.0 billion share repurchase program:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
Aug. 2, 2015 through Aug. 29, 2015	581,900	$32.42	581,900	$3,646,000,000
Aug. 30, 2015 through Oct. 3, 2015	727,500	$37.09	727,500	$3,619,000,000
Oct. 4, 2015 through Oct. 31, 2015	524,729	$35.54	524,729	$3,601,000,000
Total Fiscal 2016 Third Quarter	1,834,129	$35.17	1,834,129

(1) We have a $5.0 billion share repurchase program that was authorized by our board in June 2011. At the beginning of the third quarter of fiscal 2016, there was $3.7 billion available for share repurchases. The "Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program" reflects the $64 million we purchased in the third quarter of fiscal 2016 pursuant to such program. There is no expiration date governing the period over which we can repurchase shares under the June 2011 share repurchase program. For additional information see Note 10, Repurchase of Common Stock, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

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

101
The following financial information from our Quarterly Report on Form 10-Q for the third quarter of fiscal 2016, filed with the SEC on December 4, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets at October 31, 2015, January 31, 2015, and November 1, 2014, (ii) the Consolidated Statements of Earnings for the three and nine months ended October 31, 2015 and November 1, 2014, (iii) the Consolidated Statements of Comprehensive Income for the three and nine months ended October 31, 2015 and November 1, 2014, (iv) the Consolidated Statements of Cash Flows for the nine months ended October 31, 2015 and November 1, 2014, (v) the Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended October 31 , 2015 and November 1, 2014, and (vi) the Notes to Condensed Consolidated Financial Statements.

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

BEST BUY CO., INC.
(Registrant)

Date: December 4, 2015	By:	/s/ HUBERT JOLY
Hubert Joly
Chairman and Chief Executive Officer
(duly authorized and principal executive officer)

Date: December 4, 2015	By:	/s/ SHARON L. McCOLLAM
Sharon L. McCollam
Chief Administrative Officer and Chief Financial Officer
(duly authorized and principal financial officer)

Date: December 4, 2015	By:	/s/ MATHEW R. WATSON
Mathew R. Watson
Vice President, Finance – Controller and Chief Accounting Officer
(duly authorized and principal accounting officer)