Form 10-K
period 2016-01-30
BEST BUY CO INC
filed 2016-03-23
CIK 764478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) ☐ Yes ☒ No
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of August 1, 2015, was approximately $6.6 billion, computed by reference to the price of $32.29 per share, the price at which the common equity was last sold on August 1, 2015, as reported on the New York Stock Exchange-Composite Index. (For purposes of this calculation all of the registrant's directors and executive officers are deemed affiliates of the registrant.)
As of March 21, 2016, the registrant had 323,347,681 shares of its Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement relating to is 2016 Regular Meeting of Shareholders ("Proxy Statement") are incorporated by reference into Part III. The Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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

BEST BUY    FISCAL    2016    FORM    10-K

PART I

Item 1.  Business.

Unless the context otherwise requires, the use of the terms "we," "us" and "our" in this Annual Report on Form 10-K refers to Best Buy Co., Inc. and, as applicable, its consolidated subsidiaries. Any references to our website addresses do not constitute incorporation by reference of the information contained on the websites.

Description of Business

We were incorporated in the state of Minnesota in 1966. Today, we are a leading provider of technology products, services and solutions. We offer these products and services to the customers who visit our stores, engage with Geek Squad agents or use our websites or mobile applications. We have operations in the U.S., Canada and Mexico.

Information About Our Segments and Geographic Areas

We have two reportable segments: Domestic and International. The Domestic segment is comprised of the operations in all states, districts and territories of the U.S., under various brand names including Best Buy, bestbuy.com, Best Buy Mobile, Best Buy Direct, Best Buy Express, Geek Squad, Magnolia Home Theater and Pacific Kitchen and Home.

The International segment is comprised of all operations in Canada and Mexico under the brand names Best Buy, bestbuy.com.ca, bestbuy.com.mx, Best Buy Express, Best Buy Mobile and Geek Squad.

In March 2015, we decided to consolidate Future Shop and Best Buy stores and websites in Canada under the Best Buy brand. This resulted in permanently closing 66 Future Shop stores and converting 65 Future Shop stores to the Best Buy brand.

Additional information on these changes is included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Note 4, Restructuring Charges, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

In fiscal 2007, we acquired a 75% interest in Jiangsu Five Star Appliance Co., Ltd. (“Five Star”), one of China’s largest appliance and consumer electronics retailers. In fiscal 2009, we acquired the remaining 25% interest in Five Star. On December 3, 2014, we entered into an agreement to sell Five Star, and we completed the sale on February 13, 2015. In fiscal 2009, we acquired a 50% interest in Best Buy Europe Distributions Limited (“Best Buy Europe”), a venture with Carphone Warehouse Group plc (“CPW”). On June 26, 2013, we sold our 50% ownership interest in Best Buy Europe to CPW.

Financial information about our segments and geographic areas is included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Note 11, Segment and Geographic Information, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Operations

Our Domestic and International segments are managed by leadership teams responsible for all areas of the business. Both segments operate an omni-channel platform that provides customers the ability to shop when and where they want.

Domestic Segment

Development of merchandise and services offerings, pricing and promotions, procurement and supply chain, online and mobile application operations, marketing and advertising, and labor deployment across all channels are centrally managed at our corporate headquarters. In addition, support capabilities (for example, human resources, finance and real estate management) are generally performed at our corporate headquarters. We also have field operations that support retail teams. Our retail stores have procedures for inventory management, asset protection, transaction processing, customer relations, store administration, product sales and services, staff training and merchandise display that are largely standardized within each store brand. All stores within each store brand generally operate under standard procedures with a degree of flexibility for store management to address certain local market characteristics.

International Segment

Our Canada and Mexico store operations are similar to those in our Domestic segment.

In March 2015, we decided to consolidate Future Shop and Best Buy stores and websites in Canada under the Best Buy brand. This resulted in permanently closing 66 Future Shop stores and converting 65 Future Shop stores to the Best Buy brand.

Merchandise and Services

Our Domestic and International segments have offerings in six revenue categories: Consumer Electronics, Computing and Mobile Phones, Entertainment, Appliances, Services and Other. The key components of each revenue category are as follows:

•	Consumer Electronics - home theater, home automation, digital imaging, health and fitness and portable audio;

•	Computing and Mobile Phones - computing and peripherals, networking, tablets, mobile phones (including related mobile network carrier commissions), wearables (including smart watches) and e-readers;

•	Entertainment - gaming hardware and software, movies, music, technology toys and other software;

•	Appliances - major appliances (for example, refrigeration, dishwashers, ovens, laundry, etc.) and small appliances (for example, coffee makers, blenders, etc.);

•	Services - consultation, design, delivery, installation, set-up, protection plans, repair, technical support and educational classes; and

•	Other - snacks, beverages and other sundry items.

Distribution

Domestic Segment

U.S. Best Buy online merchandise sales are typically either picked up at U.S. Best Buy stores or delivered directly to customers from a distribution center or retail store. The ship-from-store capability allows us to improve product availability and delivery times for customers. Most merchandise is shipped directly from manufacturers to our distribution centers or warehouses located throughout the U.S. In order to meet release dates for certain products, merchandise may be shipped directly to our stores from suppliers.

International Segment

Our distribution model for Canada and Mexico is similar to that of our Domestic segment model.

Suppliers and Inventory

Our Domestic and International segments purchase merchandise from a variety of suppliers. In fiscal 2016, our 20 largest suppliers accounted for approximately 75% of the merchandise we purchased, with five suppliers – Apple, Samsung, Hewlett-Packard, Sony and LG Electronics – representing approximately 51% of total merchandise purchased. We generally do not have long-term contracts with our major suppliers that require them to continue supplying us with merchandise or any other terms.

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

We also have a global sourcing operation to design, develop, test and contract-manufacture our exclusive brand products.

Store Development

We had approximately 1,200 large-format and 400 small-format stores at the end of fiscal 2016 throughout our Domestic and International segments. Our stores are a vital component of our omni-channel strategy and represent an important competitive advantage. In the U.S., we have the ability to ship from all of our Best Buy stores. Customers may also elect to pick up orders initiated online in any of our stores. In recent years, we have opened vendor store-within-a-store concepts to allow closer vendor partnership and a better quality customer experience. In fiscal 2017 and beyond, we will continue to look for opportunities to optimize our store space, renegotiating leases and selectively opening or closing locations to support our ongoing transformation.

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

Intellectual Property

We own or have the right to use valuable intellectual property such as trademarks, service marks and tradenames, including, but not limited to, Best Buy, Best Buy Mobile, Dynex, Future Shop, Geek Squad, Init, Insignia, Magnolia, Modal, My Best Buy, Pacific Sales, Rocketfish, Plantinum and our Yellow Tag logo.

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

Working Capital

We fund our business operations through a combination of available cash and cash equivalents, short-term investments and cash flows generated from operations. In addition, our revolving credit facilities are available for additional working capital needs, for general corporate purposes and investment and growth opportunities. Our working capital needs typically increase in the months leading up to the holiday shopping season as we purchase inventory in advance of expected sales.

Competition

Our competitors are primarily multi-channel retailers, internet-based businesses, technology service providers, traditional store-based retailers and vendors and mobile network carriers, who offer their products and services directly to customers. We believe our ability to deliver a high quality customer experience offers us a key competitive advantage. Some of our competitors have low cost operating structures and seek to compete for sales primarily on price. In addition, in the U.S., online-only operators are exempt from collecting sales taxes in certain states. We believe this advantage will continue to be eroded as sales tax rules are re-evaluated at both the state and federal levels. We carefully monitor pricing offered by other retailers, and maintaining price competitiveness is one of our ongoing priorities. In addition, we have a price-matching policy in the U.S. that allows customers to request that we match a price offered by certain retail store and online operators. In order to allow this, we are focused on maintaining efficient operations and leveraging the economies of scale available to us through our global vendor partnerships. We believe our dedicated and knowledgeable people, integrated online and retail assets, broad product assortment, strong vendor relationships, range of focused service and support offerings, distinct store formats, brand marketing strategies and supply chain are important ways in which we maintain this advantage.

Environmental Matters

Best Buy is committed to positively impacting the environment and our communities. We believe that effectively managing our environmental impacts, setting sustainability goals and advancing energy-efficient consumer solutions creates long-term value for all of our stakeholders.

We are continuously looking for cost-effective solutions to minimize carbon emissions in our operations. In fiscal year 2016 we set a new goal to reduce our own carbon emissions by 45 percent by 2020 (over a 2009 baseline), from both operational reductions and renewable sourcing.

See our Best Buy Corporate Responsibility & Sustainability Report for further information on environmental performance.

Number of Employees

At the end of fiscal 2016, we employed approximately 125,000 full-time, part-time and seasonal employees in the U.S., Canada, Mexico and our sourcing office in China. We consider our employee relations to be good. We offer our employees a wide array of company-paid benefits that vary within our company due to customary local practices and statutory requirements, which we believe are competitive locally and in the aggregate relative to others in our industry.

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

We face strong competition from multi-channel retailers, internet-based businesses, technology service providers, traditional store-based retailers and vendors and mobile network carriers, who offer their products and services directly to customers, which directly affects our revenue and profitability.

The retail business is highly competitive. Price is of great importance to most customers, and price transparency and comparability continues to increase, particularly as a result of digital technology. The ability of consumers to compare prices on a real-time basis puts additional pressure on us to maintain competitive prices. We compete with many other local, regional, national and international retailers and technology service providers, as well as certain of our vendors and mobile network carriers who offer products directly to consumers. Some of our competitors have greater financial resources than us and may be able to offer lower prices than us for a sustained period of time. The retail industry continues to experience a trend towards an increase in sales initiated online and using mobile applications, and some online-only businesses have lower operating costs than us and are not required to collect and remit sales taxes in all U.S. states, which can negatively impact the ability of multi-channel retailers to be price competitive on a tax-included basis. Online and multi-channel retailers continue to focus on delivery services, with customers increasingly seeking faster, guaranteed delivery times and low-price or free shipping. Our ability to be competitive on delivery times and delivery costs depends on many factors, and our failure to successfully manage these factors and offer competitive delivery options could negatively impact the demand for our products and our profit margins. Because our business strategy is based on offering superior levels of customer service and a full range of services to complement the products we offer, our cost structure is higher than some of our competitors, and this, in conjunction with price transparency, puts pressure on our margins.

As these and related competitive factors evolve, we may experience material adverse pressure on our revenue and profitability.

Consumer electronics products are highly susceptible to technological advancement and changes in consumer preferences.

In general, consumer electronics product life cycles (which begin with initial market launch and conclude with maturity or obsolescence) have become shorter and less predictable. This is largely due to rapid technological advancement and innovation and generally faster adoption by consumers. Consumer preferences have also become susceptible to rapid change and this adds to the unpredictability of our business. These factors affect us in a number of ways, for example:

•	the emergence of new products and categories (for example, wearable devices);

•	the rapid maturity and decline of relatively new categories (for example, tablets);

•	cannibalization of categories (for example, the effect of smart phones on demand for GPS, mobile audio, digital imaging devices, etc.);

•	intense consumer interest in high-profile product updates (for example, smartphone model updates) which concentrates purchasing activity around new launch dates;

•	unpredictable consumer adoption rates (for example, contrasting adoption rates of 3D and Ultra-HD televisions);

•	rapidly declining price-points in many categories (for example, digital imaging, Ultra-HD televisions, etc.); and

•	availability of content (for example, Ultra-HD programming, online streaming services, sporting events or other broadcast programming).

The effects of these factors can also be exacerbated by the competitive environment and the ease with which customers can research and compare product features and price. If we fail to interpret, predict and react to these factors in a timely and effective manner, the consequences can include:

•	not offering the products and services that our customers want;

•	having excess inventory, which may require heavy discounting or liquidation;

•	not securing adequate access to brands or products for which consumer demand exceeds supply;

•	delays in adapting our merchandising, marketing or supply chain capabilities to accommodate changes in product trends; and

•	damage to our brand and reputation.

These and other similar factors could have a material adverse impact on our revenues and profitability.

Our reliance on key vendors and mobile network carriers subjects us to various risks and uncertainties which could affect our revenue and profitability.

We source the products we sell from a wide variety of domestic and international vendors. In fiscal 2016, our 20 largest suppliers accounted for approximately 75% of the merchandise we purchased (73% in fiscal 2015), with 5 suppliers – Apple, Samsung, Hewlett-Packard, Sony and LG Electronics – representing approximately 51% of total merchandise purchased (47% in fiscal 2015). We generally do not have long-term written contracts with our vendors that would require them to continue supplying us with merchandise or any other terms. Our profitability depends on us securing acceptable terms with our vendors for, among other things, the price of merchandise we purchase from them, funding for various forms of promotional programs, payment terms, allocations of merchandise, development of compelling assortments of products, operation of vendor-focused shopping experiences within our stores and terms covering returns and factory warranties. To varying degrees, our vendors may be able to leverage their competitive advantages -- for example, their financial strength, the strength of their brand with customers, their own stores or online channels or their relationships with other retailers -- to our commercial disadvantage, with a consequent adverse impact on our profitability. The potential adverse impact of these factors can be amplified by price transparency (which can limit our flexibility to modify selling prices) and a highly competitive retail environment. Generally, our ability to negotiate favorable terms with our vendors is more difficult with vendors where our purchases represent a smaller proportion of their total revenues, consequently impacting our profitability from such vendor relationships.

We are also dependent on a relatively small number of mobile carriers to allow us to offer mobile devices with carrier connections. The competitive strategies utilized by mobile network carriers can have a material impact on our business. For example, if carriers change the structure of customer contracts, customer upgrade terms, customer qualification requirements, monthly fee plans, cancellation fees or service levels, the volume of upgrades and new contracts we sign with customers may be reduced, adversely affecting our revenues and profitability. In addition, our carriers also may serve customers through their own stores, websites, mobile applications and call centers or through other competing retail channels. Carriers may decide to cease allowing us to offer their contracts, focus their marketing efforts on alternative channels or make unfavorable changes to our commissions or other terms. Each of these potential factors could have a materially adverse impact on our revenue and profitability.

We have internal standards that we require all of our vendors to meet. Our ability to find qualified vendors who meet our standards and supply products in a timely and efficient manner can be a challenge, especially with respect to goods sourced from outside the U.S. Political or financial instability, merchandise quality issues, product safety concerns, trade restrictions, work stoppages, port delays, tariffs, foreign currency exchange rates, transportation capacity and costs, inflation, civil unrest, natural disasters, outbreaks of pandemics and other factors relating to foreign trade are beyond our control. These and other issues affecting our vendors could materially adversely affect our financial results.

Our focus on services as a strategic imperative exposes us to certain risks that could have a material adverse impact on our revenue and profitability as well as our reputation.

Our customer promises include provision of a full range of services to complement our product offerings, including consultation, design, delivery, installation, set-up, protection plans, repair, technical support and educational classes. These services can differentiate us from many of our competitors and provide an opportunity to deliver superior customer service while generating incremental revenue and profit. However, designing, marketing and executing these services successfully and consistently is subject to incremental risks. These risks include, for example:

•	increased labor expense to fulfill our customer promises, which may be higher than the related revenue;

•	unpredictable warranty failure rates and related expenses;

•
employees in transit using company vehicles to visit customer locations and employees being present in customer homes; these factors may increase our scope of liability related to our employees' actions;

•	employees having access to customer devices, including the information held on those devices, which may increase our responsibility for the security of those devices and the data they hold; and

•
the engagement of third party contractors to assist with some aspects of construction and installation and the potential responsibility for the actions they take and for compliance with building codes and related regulations.

In addition, as customers increasingly migrate to websites and mobile applications to initiate transactions, it is inherently more difficult to demonstrate and explain the features and benefits of our service offerings, which can lead to a lower revenue mix of these services. If, for these or other reasons, we fail to design and market services effectively to our customers or fail to meet our customers’ expectations in the execution of these services, our reputation, revenue and profitability could be adversely affected.

Macroeconomic pressures in the U.S. and key international markets could adversely affect consumer spending and our financial results.

To varying degrees, our products and services are sensitive to changes in macroeconomic conditions that impact consumer spending. As a result, consumers may be affected in many different ways, including, for example:

•	whether or not they make a purchase;

•	their choice of brand, model or price-point;

•	how frequently they upgrade their devices; and

•	their appetite for complementary services (for example, protection plans).

Consumer confidence, employment levels, oil prices, interest rates, tax rates, availability of consumer financing, housing market conditions, foreign currency exchange rate fluctuations, costs for items such as fuel and food and other macroeconomic trends can adversely affect consumers' demand for the products and services that we offer. Our future results could be significantly adversely impacted by these factors.

Interruptions to our supply chain and other factors affecting our distribution may adversely affect our business.

Our supply chain is a critical part of our operations, particularly in light of recent industry trends and initiatives such as ship-from-store and the emphasis on fast and free delivery when purchasing online. We also depend on third parties for certain aspects of our supply chain network. In managing our supply chain we are exposed to the following risks, for example, which may not be fully controllable by us:

•	interruptions to our delivery capabilities;

•	failure of third party companies to meet our standards or commitments;

•	disruptions to our systems and implementation of new systems;

•	limitations in capacity;

•	consolidation or other changes in the distribution market;

•	labor strikes or slow-downs impacting ports or any other aspect of our supply chain;

•	damages or other loss to products; and

•	costs that are excessive.

The risks associated with our dependence on third parties are greater for small parcel home deliveries, because of the relatively small number of carriers with the scope and capacity required by our business. The aforementioned channel shift increases our exposure to these risks. If we fail to manage these risks effectively, we could experience a material adverse impact on our reputation, revenue and profitability.

If we fail to attract, retain and engage appropriately qualified employees, including employees in key positions, our business and operating results may be harmed.

Our performance is highly dependent on attracting, retaining and engaging appropriately qualified employees, including our executive team and other employees in key positions. Our strategy of offering high quality services and assistance for our customers requires a highly trained and engaged workforce. The turnover rate in the retail industry is relatively high, and there is an ongoing need to recruit and train new employees. Factors that affect our ability to maintain sufficient numbers of qualified employees include employee morale, our reputation, unemployment rates, competition from other employers and our ability to offer appropriate compensation packages. Failure to recruit or retain qualified employees in the future may impair our efficiency and effectiveness and our ability to pursue growth opportunities. In addition, a significant amount of turnover of our executive team or other employees in key positions with specific knowledge relating to us, our operations and our industry may negatively impact our operations.

Demand for the products and services we sell could decline if we fail to maintain positive brand perception and recognition.

We operate a portfolio of brands with a commitment to customer service and innovation. We believe that recognition and the reputation of our brands are key to our success. The ubiquity of social media means that customer feedback and other information about our company are shared with a broad audience in a manner that is easily accessible and rapidly disseminated. Damage to the perception or reputation of our brands could result in declines in customer loyalty, decreases in gift card and service plan sales, lower employee retention and productivity, vendor relationship issues and other factors, all of which could materially affect our revenue and profitability.

Our success is dependent on the design and execution of appropriate business strategies.

We operate in a highly-competitive and ever-changing commercial environment. Our success is dependent on our ability to identify, develop and execute appropriate strategies within this environment. Strategies that have proved successful in the past may not be successful in the future. Our current strategy includes transformational change to certain areas of our business and the pursuit of new growth opportunities. It is possible that our strategies may prove to be ineffective and that we may need to make substantial changes to them in the future. It is also possible that we will be unsuccessful in executing our strategies or that they expose us to additional risks. Our results could be materially adversely affected if we fail to develop and execute appropriate strategies. The market value of our common stock and debt instruments could be materially adversely affected if investors are uncertain about the appropriateness of our strategies or our ability to execute them.

Refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, for further information regarding our strategies.

Failure to effectively manage our real estate portfolio may negatively impact our operating results.

Effective management of our real estate portfolio is critical to our omni-channel strategy. We primarily secure properties through operating leases with third-party landlords. In light of the long-term nature of most of these commitments, it is essential that we effectively evaluate a range of factors that may influence our long-term real estate strategy. Such factors include, for example:

•	changing patterns of customer consumption and behavior, particularly in light of an evolving omni-channel environment;

•	the appropriate number of stores in our portfolio;

•	the formats and sizes of our stores;

•	the locations of our stores;

•	the interior layouts of our stores;

•	the trade area demographics and economic data of each of our stores;

•	the local competitive positioning in and around our stores;

•	the primary term lease commitment for each store;

•	the long-term lease option coverage for each store;

•	the occupancy cost of our stores relative to market rents;

•	our supply chain network strategy; and

•	our ongoing network of service locations.

If we fail to effectively evaluate these factors, fail to negotiate terms which keep us market competitive, or if unforeseen changes arise, the consequences could include, for example:

•	having to close stores and abandon the related assets, while retaining the financial commitments of the lease;

•	incurring significant costs to remodel or transform our stores;

•	having stores, supply chain or service locations that no longer meet the needs of our business; and

•	bearing excessive lease expenses.

These consequences could have a materially adverse impact on our profitability, cash flows and liquidity.

For leased property, the financial impact of exiting a location can vary greatly depending on, among other factors, the terms of the lease, the condition of the local real estate market, demand for the specific property, our relationship with the landlord and the availability of potential sub-lease tenants. It is difficult for us to influence some of these factors and the costs of exiting a property can be significant. We are still responsible for the maintenance, taxes, insurance, and common area maintenance charges for vacant properties until the lease commitment expires or is terminated. Similarly, when we enter into a contract with a tenant to sub-lease property, we usually retain our obligations as the master lessor. This leaves us at risk for any remaining liability in the event of default by the sub-lease tenant.

Failure to effectively manage our costs could have a material adverse effect on our profitability.

Some of our operating costs are fixed and/or are subject to multi-year contracts. Some elements of our costs may be higher than our competitors, because, for example, of our differential service offerings or levels of customer service. As discussed above, our revenues are susceptible to volatility from various sources, which can lead to periods of flat or declining revenues. Accordingly, our ongoing drive to reduce cost and increase efficiency represents a strategic imperative. Failure to successfully manage our costs could have a material adverse impact on our profitability and curtail our ability to fund our growth or other critical initiatives.

Our liquidity may be materially adversely affected by constraints in the capital markets or our vendor credit terms.

We need sufficient sources of liquidity to fund our working capital requirements, service our outstanding indebtedness and finance business opportunities. Without sufficient liquidity, we could be forced to curtail our operations, or we may not be able to pursue business opportunities. The principal sources of our liquidity are funds generated from operating activities, available cash and liquid investments, credit facilities, other debt arrangements and trade payables. Our liquidity could be materially adversely impacted if our vendors reduce payment terms and/or impose tighter credit limits. If our sources of liquidity do not satisfy our requirements, we may need to seek additional financing. The future availability of financing will depend on a variety of factors, such as economic and market conditions, the regulatory environment for banks and other financial institutions, the availability of credit and our credit ratings and our reputation with potential lenders. These factors could materially adversely affect our costs of borrowing and our ability to pursue business opportunities, and threaten our ability to meet our obligations as they become due.

Changes in our credit ratings may limit our access to capital and materially increase our borrowing costs.

Our credit ratings and outlooks at January 30, 2016 are summarized below. In fiscal 2016, Standard & Poor's Rating Services upgraded its long-term credit rating from BB to BB+ with a Stable outlook. Moody's Investors Service, Inc. upgraded its long-term credit rating from Baa2 to Baa1 with a Stable outlook. Fitch Ratings Limited upgraded its long-term credit rating from BB to BBB- with a Stable outlook.

Rating Agency	Rating	Outlook
Standard and Poor's	BB+	Stable
Moody's	Baa1	Stable
Fitch	BBB-	Stable

Any future downgrades to our credit ratings and outlook could negatively impact the perception of our credit risk, and thus our access to capital markets, borrowing costs, vendor terms and lease terms. Our credit ratings are based upon information furnished by us or obtained by a rating agency from its own sources and are subject to revision, suspension or withdrawal by one or more rating agencies at any time. Rating agencies may change the ratings assigned to us due to developments that are beyond our control, including the introduction of new rating practices and methodologies.

We are highly dependent on the cash flows and net earnings we generate during our fourth fiscal quarter, which includes the majority of the holiday shopping season.

Approximately one-third of our revenue and more than one-half of our net earnings have historically been generated in our fourth fiscal quarter, which includes the majority of the holiday shopping season in the U.S., Canada and Mexico. In addition, the holiday shopping season also incorporates many other unpredictable factors, such as the level of promotional activity and customer buying patterns, and forecasting and reacting to these factors quickly is difficult. Unexpected events or developments such as natural or man-made disasters, product sourcing issues, failure or interruption of management information systems, or disruptions in services or systems provided or managed by third-party vendors could significantly disrupt our operations. As a result of these factors, there is a risk that our fourth quarter and annual results are adversely affected.

Failure to effectively manage strategic ventures, alliances or acquisitions could have a negative impact on our business.

In the future, we may decide to enter into new ventures, alliances or acquisitions. Assessing a potential opportunity can be based on assumptions that might not ultimately prove to be correct. In addition, the amount of information we can obtain about a potential opportunity may be limited.

The success of ventures, alliances or acquisitions is also largely dependent on the current and future participation, working relationship and strategic vision of the venture or alliance partners, which can change following a transaction. Integrating new businesses, stores or concepts can be difficult and risky. These types of transactions may divert our capital and our management's attention from other business issues and opportunities and may also negatively impact our return on invested capital. Entering into new ventures, alliances or acquisitions may also impair our relationships with our vendors or other strategic partners. We may not be able to successfully assimilate or integrate businesses that we acquire, including their personnel, financial systems, distribution, operations and general operating procedures, or we may encounter challenges in achieving appropriate internal control over financial reporting. Failure to effectively integrate and manage strategic ventures, alliances and acquisitions could adversely affect our profitability and liquidity and may require impairment of associated goodwill, tradenames or other assets.

Failure to protect the integrity, security and confidentiality of our employee and customer data could expose us to litigation costs and materially damage our standing with our employees or customers.

The use and handling of personally identifiable data by our business, our business associates and third parties is regulated at the state, federal and international levels. We are also contractually obligated to comply with certain industry standards regarding payment card information. Increasing costs associated with information security, such as increased investment in technology and qualified staff, the costs of compliance and costs resulting from fraud could cause our business and results of operations to suffer materially. Additionally, the success of our online operations depends upon the secure transmission of customer and other confidential information over public networks, including the use of cashless payments. While we take significant steps to protect this information, lapses in our controls or the intentional or negligent actions of employees, business associates or third parties may undermine our security measures. As a result, unauthorized parties may obtain access to our data systems and misappropriate employee, customer and other confidential data. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may not prevent the compromise of our customer transaction processing capabilities and customer personal data. Furthermore, because the methods used to obtain unauthorized access change frequently and may not be immediately detected, we may be unable to anticipate these methods or promptly implement preventative measures. Any such compromise of our security or the security of information residing with our business associates or third parties could have a material adverse effect on our reputation or our relationship with our employees, which may in turn have a negative impact on our revenue, and may expose us to material costs, penalties and compensation claims. In addition, any compromise of our data security may materially increase the costs we incur to protect against such breaches and could subject us to additional legal risk.

Natural disasters, changes in climate, geo-political events or other catastrophes could adversely affect our operating results.

The risk or actual occurrence of various catastrophic events could materially adversely affect our financial performance. Such events may be caused by, for example:

•	natural disasters or extreme weather events;

•	diseases or epidemics that may affect our employees, customers or partners;

•	floods, fire or other catastrophes affecting our properties; or

•	terrorism, civil unrest or other conflicts.

Such events can adversely affect our work force and prevent employees and customers from reaching our stores and properties and can disrupt or disable portions of our supply chain and distribution network. As a consequence of these or other catastrophic events, we may endure interruption to our operations or losses of property, equipment or inventory, which would adversely affect our revenue and profitability.

Our exclusive brands products are subject to several additional product, supply chain and legal risks that could affect our operating results.

Sales of our exclusive brands products, which include Insignia, Modal, Dynex, Init, Platinum and Rocketfish branded products, represent an important component of our revenue. Most of these products are manufactured by contract manufacturers based in southeastern Asia. This arrangement exposes us to the following additional potential risks, which could materially adversely affect our operating results:

•
we have greater exposure and responsibility to consumers for warranty replacements and repairs as a result of exclusive brand product defects, and our recourse to contract manufacturers for such warranty liabilities may be limited in foreign jurisdictions;

•
we may be subject to regulatory compliance and/or product liability claims relating to personal injury, death or property damage caused by exclusive brand products, some of which may require us to take significant actions such as product recalls;

•
we may experience disruptions in manufacturing or logistics due to inconsistent and unanticipated order patterns, our inability to develop long-term relationships with key manufacturers or unforeseen natural disasters;

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

Maintaining consistent quality, availability and competitive pricing of our exclusive brands products helps us build and maintain customer loyalty, generate revenue and achieve acceptable margins. Failure to maintain these factors could have a significant adverse impact on the demand for exclusive brand products and the profits we are able to generate from them.

We are subject to certain statutory, regulatory and legal developments which could have a material adverse impact on our business.

Our statutory, regulatory and legal environments expose us to complex compliance and litigation risks that could materially adversely affect our operations. The most significant compliance and litigation risks we face are:

•	the difficulty of complying with sometimes conflicting statutes and regulations in local, national or international jurisdictions;

•
the potential for unexpected costs related to compliance with new or existing environmental legislation or international agreements affecting energy, carbon emissions, electronics recycling and water or product materials;

•
ensuring compliance with applicable product compliance laws and regulations with respect to both the products we sell and contract to manufacture, including laws and regulation related to product safety and product transport;

•	the impact of new regulations governing data privacy and security, whether imposed as a result of increased cyber-security risks or otherwise;

•
the impact of other new or changing statutes and regulations including, but not limited to, financial reform, National Labor Relations Board rule changes, health care reform, corporate governance matters, escheatment rules and/or other as yet unknown legislation, that could affect how we operate and execute our strategies as well as alter our expense structure;

•	the impact of changes in global tax laws (or interpretations thereof by courts and taxing authorities) and accounting standards; and

•	the impact of litigation trends, including class action lawsuits involving consumers and shareholders, and labor and employment matters.

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

As an employer of approximately 125,000 people in a large number of different jurisdictions, we are subject to risks related to employment laws and regulations including, for example:

•
unionization and related regulations that affect the nature of labor relations, the organization of unions and union elections; in the U.S. the National Labor Relations Board continually considers changes to such regulations; as of January 30, 2016, none of our U.S. operations had employees represented by labor unions or working under collective bargaining agreements;

•	laws that impact the relationship between the company and independent contractors; and

•	laws that impact minimum wage and scheduling requirements, that could directly or indirectly increase our payroll costs and/or impact the level of service we are able to provide.

Changes to laws and regulations such as these could adversely impact our reputation, our ability to continue operations and thus our revenue and profitability.

Economic, regulatory and other developments could adversely affect our ability to offer attractive promotional financing to our customers and adversely affect the profits we generate from these programs.

We offer promotional financing and credit cards issued by third-party banks that manage and directly extend credit to our customers. Customers choosing promotional financing can receive extended payment terms and low- or no-interest financing on qualifying purchases. We view our financing programs as a way to generate incremental revenue of products and services from customers who prefer the financing terms to other available forms of payment. Approximately 21% of our fiscal 2016 revenue was transacted using one of the company's branded cards. In addition, we earn profit-share income from our banking partners based on the performance of the programs. The income we earn in this regard is subject to numerous factors, including the volume and value of transactions, the terms of promotional financing offers, bad debt rates, interest rates, the regulatory and competitive environment and expenses of operating the program. Adverse changes to any of these factors could impair our ability to offer these programs to customers and reduce our ability to earn income from sharing in the profits of the programs.

We rely heavily on our information technology systems for our key business processes. Any failure or interruption in these systems could have a material adverse impact on our business.

The effective and efficient operation of our business is dependent on our management information systems. We rely heavily on our management information systems to manage all key aspects of our business, including demand forecasting, purchasing, supply chain management, point-of-sale processing, services fulfillment, staff planning and deployment, website offerings, financial management, reporting and forecasting and safeguarding critical and sensitive information. The failure of our management information systems to perform as we anticipate (whether from internal or external factors), or to meet the continuously evolving needs of our business, could significantly disrupt our business and cause, for example, higher costs and lost revenues and could threaten our ability to remain in operation.

We utilize complex information technology platforms to operate our websites and mobile applications. Disruptions to these services, such as those caused by unforeseen traffic levels or other technical difficulties, could cause us to forego material revenues and adversely affect our reputation with consumers.

We utilize third-party vendors for certain aspects of our business operations.

We engage key third-party business partners to support various functions of our business, including but not limited to, information technology, web hosting and cloud-based services, human resource operations, customer loyalty programs, promotional financing and customer loyalty credit cards, gift cards, customer warranty, technical support and insurance programs. Any material disruption in our relationship with key third-party business partners or any disruption in the services or systems provided or managed by third parties could impact our revenues and cost structure and hinder our operations, particularly if a disruption occurs during peak revenue periods.

Our international activities are subject to many of the same risks as described above, as well as to risks associated with the legislative, judicial, regulatory, political and economic factors specific to the countries or regions in which we operate.

We operate retail locations in Canada and Mexico. In addition, we have wholly owned legal entities registered in various other foreign countries, including Bermuda, China, Germany, Hong Kong, Japan, Luxembourg, the Republic of Mauritius, the Netherlands, Taiwan, Turks and Caicos, and the U.K. During fiscal 2016, our International segment's operations generated 8% of our revenue. In general, the risk factors identified above also have relevance to our International operations. In addition, our International operations also expose us to other risks, including those related to, for example:

•	political conditions;

•	economic conditions, including monetary and fiscal policies and tax rules;

•	legal and regulatory environments;

•	rules governing international trade and ownership of foreign entities;

•	risks associated with foreign currency exchange rates;

•	cultural differences that we may be unable to anticipate or respond to appropriately;

•	difficulties in enforcing intellectual property rights; and

•	difficulties encountered in exerting appropriate management oversight to operations in remote locations.

These factors could significantly disrupt our International operations and have a material adverse effect on our revenue and profitability and could lead to us incurring material impairments and other exit costs.

Failure to meet the financial performance guidance or other forward-looking statements we have provided to the public could result in a decline in our stock price.

We may provide public guidance on our expected financial results or other forward-looking information for future periods. Although we believe that this guidance provides investors and analysts with a better understanding of management's expectations for the future and is useful to our existing and potential stockholders, such guidance is comprised of forward-looking statements subject to the risks and uncertainties described in this report and in our other public filings and public statements. Our actual results may not be in line with guidance we have provided. If our financial results for a particular period do not meet our guidance or the expectations of market participants or if we reduce our guidance for future periods, the market price of our common stock may decline.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.
Stores, Distribution Centers and Corporate Facilities
Domestic Segment
The following table summarizes the location and total square footage of our Domestic segment stores at the end of fiscal 2016:

	U.S. Best Buy Stores	U.S. Best Buy Mobile Stand-Alone Stores	Pacific Sales Stores
Alabama	15	5	—
Alaska	2	—	—
Arizona	24	2	—
Arkansas	9	5	—
California	118	26	28
Colorado	21	5	—
Connecticut	12	5	—
Delaware	4	1	—
District of Columbia	2	—	—
Florida	64	32	—
Georgia	28	10	—
Hawaii	2	—	—
Idaho	5	2	—
Illinois	50	14	—
Indiana	23	11	—
Iowa	13	1	—
Kansas	9	3	—
Kentucky	9	7	—
Louisiana	16	4	—
Maine	5	—	—
Maryland	23	12	—
Massachusetts	24	10	—
Michigan	32	11	—
Minnesota	23	11	—
Mississippi	8	2	—
Missouri	19	10	—
Montana	3	—	—
Nebraska	5	3	—
Nevada	10	4	—
New Hampshire	6	3	—
New Jersey	27	11	—
New Mexico	5	3	—
New York	54	15	—
North Carolina	32	12	—
North Dakota	4	1	—
Ohio	37	11	—
Oklahoma	13	4	—
Oregon	12	3	—
Pennsylvania	37	14	—
Puerto Rico	3	—	—
Rhode Island	1	—	—
South Carolina	15	4	—
South Dakota	2	1	—
Tennessee	16	9	—
Texas	103	33	—
Utah	10	—	—
Vermont	1	—	—
Virginia	34	10	—
Washington	19	8	—
West Virginia	5	—	—
Wisconsin	22	11	—
Wyoming	1	1	—
Total	1,037	350	28

Square footage (in thousands)	39,999	480	737
Average square feet per store (in thousands)	39	1	26

The following table summarizes the ownership status of our Domestic segment store locations at the end of fiscal 2016:

	U.S. Best Buy Stores	U.S. Best Buy Mobile Stand Alone Stores	Pacific Sales Stores
Owned store locations	25	—	—
Owned buildings and leased land	36	—	—
Leased store locations	976	350	28

The following table summarizes the location, ownership status and total square footage of space utilized for distribution centers, service centers and corporate offices of our Domestic segment at the end of fiscal 2016:

		Square Footage (in thousands)
	Location	Leased	Owned
Distribution centers	23 locations in 17 U.S. states	7,489	3,168
Geek Squad service centers(1)	Louisville, Kentucky	237	—
Principal corporate headquarters(2)	Richfield, Minnesota	—	1,452
Territory field offices	12 locations throughout the U.S.	104	—
Pacific Sales corporate office space	Torrance, California	12	—

(1)	The leased space utilized by our Geek Squad operations is used primarily to service notebook and desktop computers.

(2)
Our principal corporate headquarters consists of four interconnected buildings. Certain vendors who provide us with a variety of corporate services occupy a portion of our principal corporate headquarters. We also sublease a portion of our principal corporate headquarters to unaffiliated third parties.

International Segment

The following table summarizes the location and total square footage of our International segment continuing operations stores at the end of fiscal 2016:

	Best Buy Stores	Best Buy Mobile Stores	Best Buy Express Stores
Canada
Alberta	19	9	—
British Columbia	22	10	—
Manitoba	4	—	—
New Brunswick	3	—	—
Newfoundland	1	—	—
Nova Scotia	3	1	—
Ontario	55	30	—
Prince Edward Island	1	—	—
Quebec	24	6	—
Saskatchewan	4	—	—

Square footage (in thousands)	3,848	52	—
Average square feet per store (in thousands)	28	1	—

Mexico
Coahuila	—	—	1
Estado de Mexico	3	—	1
Distrito Federal	7	—	3
Jalisco	4	—	—
Nuevo Leon	2	—	1
Michoacan	1	—	—
San Luis Potosi	1	—	—

Square footage (in thousands)	634	—	9
Average square feet per store (in thousands)	35	—	2

Total store count	154	56	6

The following table summarizes the ownership status of our International segment continuing operations store locations at the end of fiscal 2016:

	Canada		Mexico
	Best Buy Stores	Best Buy Mobile Stores	Best Buy Stores	Best Buy Express Stores
Owned store locations	3	—	—	—
Leased store locations	133	56	18	6

The following table summarizes the location, ownership status and total square footage of space for distribution centers and corporate offices of our International segment continuing operations at the end of fiscal 2016:

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

Item 4. Mine Safety Disclosures.

Not applicable.

Executive Officers of the Registrant
(As of March 21, 2016)

Name	Age	Position With the Company	Years With the Company
Hubert Joly	56	Chairman and Chief Executive Officer	3
Sharon L. McCollam	53	Chief Administrative Officer and Chief Financial Officer	3
Paula F. Baker	48	Chief Human Resources Officer	12
Shari L. Ballard	49	President, U.S. Retail	23
Mary Lou Kelley	55	President, E-commerce	2
R. Michael (Mike) Mohan	48	Chief Merchandising Officer	12
Keith J. Nelsen	52	General Counsel and Secretary	10
Greg Revelle	38	Chief Marketing Officer	1
Mathew R. Watson	45	Chief Accounting Officer	10

Hubert Joly is chairman and Chief Executive Officer. Since joining Best Buy in September 2012, Mr. Joly has led the company’s Renew Blue transformation. As a result, Best Buy has delivered improved domestic comparative sales and profit; an increase in customer satisfaction and employee morale; an enhanced in-store experience with the addition of thousands of shops-in-shop developed in partnership with many of the world’s leading technology companies; and, a richer online shopping experience on BestBuy.com. Before joining Best Buy, Mr. Joly was president and CEO of Carlson, Inc., a global hospitality and travel company, from 2008 until he joined us. He previously led Carlson Wagonlit Travel as its CEO, and held senior leadership positions at Vivendi Universal Games and Electronic Data Systems’ French business. He serves on the boards of Ralph Lauren Corp., the Retail Industry Leaders Association and the Minnesota Business Partnership. He previously served on the boards of Carlson, Inc., the Rezidor Hotel Group and Carlson Wagonlit Travel.

Sharon L. McCollam was appointed Chief Administrative and Chief Financial Officer in December 2012. In this role, she leads our global finance, information technology, information security, supply chain, logistics, real estate, procurement, enterprise customer care, pricing, and internal audit functions, as well as our Mexico operations. Ms. McCollam was previously Executive Vice President, Chief Operating Officer and Chief Financial Officer of Williams-Sonoma Inc., a premier specialty retailer of home furnishings, from July 2006 until her retirement in March 2012. At Williams-Sonoma, she was responsible for the long-term strategic planning activities of the company and oversaw multiple key functions, including global finance, treasury, investor relations, information technology, real estate, store development, corporate operations and human resources. Ms. McCollam also held various executive leadership roles, including principal accounting officer, at Williams-Sonoma from March 2000 to July 2006. Prior to her time at Williams-Sonoma, Ms. McCollam served as Chief Financial Officer of Dole Fresh Vegetables Inc. from 1996 to 2000 and in various other finance-related leadership positions at Dole Food Company Inc., a producer and marketer of fresh fruit and vegetables, from 1993 to 1996. Ms. McCollam serves as a member of the board of directors for Sutter Health, a nonprofit network of hospitals and doctors in Northern California; Art.com, an online specialty art retailer; and Privalia Venta Directa, s.a., a European e-commerce apparel retailer. Ms. McCollam previously served as a member of the board of directors of OfficeMax Incorporated, Williams-Sonoma, and Del Monte Foods Company.

Paula F. Baker is the Chief Human Resources Officer, effective March 2016. In her role, Ms. Baker oversees talent development and the health and well-being of the more than 125,000 Best Buy employees worldwide. Ms. Baker has a proven track record of leading teams that drove stellar financial and customer performance results. She has served in a variety of retail and human resources leadership roles since joining the company in 2004. Most recently, she was territory vice president for the Southeast region of the United States since 2012, responsible for 172 stores and more than 10,000 employees. Prior to that, Ms. Baker was a territory human resources director from 2010 to 2012. In that role, she built strong business partnerships that helped create a culture of engagement, reduced turnover, succession planning and talent development that led to company-leading business performance. She has also previously held district manager and general manager roles. Before joining Best Buy, Ms. Baker worked at Books-A-Million, Golfsmith International and St. Andrews Golf Company in retail leadership roles. She received her bachelor’s degree in accounting/finance from the University of Nevada-Las Vegas. She serves as a board member for the Best Buy PAC and for Girls Incorporated of Greater Atlanta.

Shari L. Ballard is the President of U.S. Retail. In her role, she is responsible for all domestic Best Buy stores. Ms. Ballard is a seasoned executive with deep retail experience. After graduating with a bachelor’s degree from the University of Michigan - Flint, she was hired in 1993 to work in a local Best Buy store, beginning as an assistant store manager and rising to general manager. After a variety of retail leadership roles, she was promoted to executive vice president of human resources and legal in 2004. In 2007, Ms. Ballard assumed responsibility for Best Buy stores in the United States, focusing her energies on deepening customer relationships and better utilizing the full range of talent and resources that reside within the company’s stores to drive growth. She was promoted to president of Americas, U.S. and Mexico in 2010, and, two years later, she was appointed president of international, overseeing business and the transformation efforts in Canada, China, Europe, and Mexico. In April 2014, Ms. Ballard assumed the role of president of U.S. retail and a few months later, began a dual role to include Chief Human Resources Officer, a position allowing her to leverage her broad experience, expertise and knowledge of the company and its employees. Ms. Ballard serves on the Board of Directors of the Delhaize Group and the University of Minnesota Foundation.

Mary Lou Kelley is the President of E-commerce, having joined us in 2014. In this role, Ms. Kelley leads the company’s overall digital strategy and is charged with advancing Best Buy’s global e-commerce vision and retail omni-channel capabilities.  She is responsible for all of Best Buy’s global e-commerce channels, including bestbuy.com and the company’s highly-rated mobile applications. Ms. Kelley has extensive experience in retail e-commerce. Prior to joining Best Buy, she was the Senior Vice President E-commerce from 2010 to 2014 for Chico’s FAS where she was responsible for the direct-to-consumer business for its three brands, Chico’s, White House Black Market and Soma Intimates. Ms. Kelley has over 25 years experience in retail, e-commerce, marketing, and strategic planning, including nine years with L.L.Bean, Inc., primarily as its Vice President of E-commerce. Prior to L.L.Bean, Ms. Kelley held positions of increasing leadership with McKinsey and Company and Ben & Jerry’s Homemade, Inc. Her earlier career experience included stints with Sears and other small multi-channel retailers. Ms. Kelley holds a B.A. in economics from Boston College and an MBA from the Darden Graduate School of Business at the University of Virginia. She serves on the boards of Vera Bradley, the women’s handbags and accessories brand, and the Minnesota Orchestra.

R. Michael (Mike) Mohan is the Chief Merchandising Officer. He is responsible for the category management and merchandising functions for Best Buy’s U.S. business, their largest market, reporting directly into Hubert Joly, Chairman and CEO. In this capacity, Mr. Mohan uses his 25 years of retail and management experience to build actionable business plans that drive business growth, profitability, market share gains, increased employee and customer satisfaction for Best Buy. Specifically, Mr. Mohan oversees all category strategy, merchandising, purchasing, vendor relations, financial planning and end-of-life product disposition, inclusive of Pacific Kitchen & Bath, Magnolia and Best Buy Mobile operations, both the standalone stores and store-within-a-store formats. He also oversees the global private label product business, and the business sales channel at the company. Mr. Mohan joined Best Buy in February 2004 as vice president of the digital imaging business group, assuming additional responsibilities through his career, covering nearly all product/business categories at Best Buy, becoming an enterprise senior vice president in April 2008, and the president of the home business group in January 2013. He was appointed to chief merchandising officer in January 2014. Before joining Best Buy, Mr. Mohan served as vice president and general merchandise manager for Good Guys, an audio/video specialty retailer with 79 stores in the western United States. He also served in various positions at Future Shop from 1988 through 1997. Mr. Mohan has served as member of the board of industry leaders for the Consumer Electronics Association since October 2013.

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

Greg Revelle joined us in November 2014 as our Chief Marketing Officer. In this role, Mr. Revelle is responsible for marketing strategy, branding and execution across all consumer touch points both in-store and online. Functional areas include branding, offline and online advertising, customer relationship management, strategy, customer loyalty, enterprise research and analytics and financial services. Prior to joining Best Buy, Mr. Revelle served as Chief Marketing Officer at AutoNation, the largest automotive retailer in the United States from 2012 to 2014. While there, he led a major overhaul of AutoNation’s marketing organization and platform, consolidating 15 regional brands into one unified national brand, rebuilding the company’s online marketing and e-commerce teams, and launching new web and mobile e-commerce platforms. Before that, he was Vice President of worldwide online marketing at Expedia Inc., one of the world’s leading online travel companies from 2009 to 2012, and before that held other marketing roles from 2005 to 2009. He also was an investment banker at Credit Suisse from 2000 to 2003.

Mathew R. Watson has served as Best Buy’s Vice President, Controller and Chief Accounting Officer since April 2015. Mr. Watson is responsible for our controllership and external reporting functions. Mr. Watson has served in the role of Vice President, Finance - Controller since 2014. Prior to that role, he was Vice President - Finance, Domestic Controller from 2013 to 2014. Mr. Watson was also Senior Director, External Reporting and Corporate Accounting from 2010 to 2013 and Director, External Reporting and Corporate Accounting beginning in 2007. Prior to joining us in 2005, Mr. Watson worked at KPMG, a professional audit, advisory and tax firm, from 1995 to 2005.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Dividends

Our common stock is traded on the New York Stock Exchange under the ticker symbol BBY. In fiscal 2004, our Board initiated the payment of a regular quarterly cash dividend with respect to shares of our common stock. A quarterly cash dividend has been paid in each subsequent quarter. In addition, our Board approved a special dividend that was declared and paid in the first quarter of fiscal 2016. Another special dividend that was announced on February 25, 2016 will be paid in the first quarter of fiscal 2017. Future dividend payments will depend on our earnings, capital requirements, financial condition and other factors considered relevant by our Board. The table below sets forth the high and low sales prices of our common stock as reported on the New York Stock Exchange – Composite Index and the dividends declared and paid during the periods indicated.

	Sales Price				Dividends Declared and Paid
	Fiscal 2016		Fiscal 2015		Fiscal Year
	High	Low	High	Low	2016	2015
First Quarter	$42.00	$34.13	$28.20	$22.30	$0.74	$0.17
Second Quarter	37.18	31.68	32.24	24.57	0.23	0.17
Third Quarter	39.10	28.32	35.53	28.80	0.23	0.19
Fourth Quarter	36.51	25.31	40.03	33.17	0.23	0.19

Holders

As of March 21, 2016, there were 2,839 holders of record of our common stock.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In June 2011, our Board authorized up to $5.0 billion of share repurchases, which became effective on June 21, 2011. There is no expiration date governing the period over which we can repurchase shares under the June 2011 program. At the end of fiscal 2015, $4.0 billion under this program was available for share repurchases. During fiscal 2016, we repurchased and retired 32.8 million shares at a cost of $1 billion. At the end of fiscal 2016, approximately $3.0 billion of the $5.0 billion of share repurchases authorized by our Board in June 2011 was available for future share repurchases.

In January 2016, we entered into an accelerated share repurchase agreement ("ASR") to purchase $150 million to $175 million of our common stock. Under the agreement, we paid $175 million at the beginning of the contract and received an initial delivery of 4.4 million shares on January 25, 2016. The ASR agreement was settled on February 17, 2016 for a final notional amount of $165 million. Accordingly, we received an additional 1.6 million shares and a cash payment from our counterparty of $10 million equal to the difference between the $175 million up-front payment and the final notional amount.

The following table presents the total number of shares of our common stock that we purchased during the fourth quarter of fiscal 2016, the average price paid per share, the number of shares that we purchased as part of our publicly announced repurchase program and the approximate dollar value of shares that still could have been repurchased at the end of the applicable fiscal period, pursuant to our June 2011 $5.0 billion share repurchase program:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
Nov. 1, 2015 through Nov. 28, 2015
Open market	2,377,063	$31.67	2,377,063	$3,525,000,000
Nov. 29, 2015 through Jan. 2, 2016
Open market	4,677,222	$30.42	4,677,222	$3,383,000,000
Jan. 3, 2016 through Jan. 30, 2016
Open market	9,963,036	$27.54	9,963,036	$3,109,000,000
January 2016 ASR	4,398,827	$27.28	4,398,827	$2,989,000,000
Total Fiscal 2016 Fourth Quarter	21,416,148	$28.58	21,416,148	$2,989,000,000

(1)
We have a $5.0 billion share repurchase program that was authorized by our board in June 2011. At the beginning of the fourth quarter of fiscal 2016, there was $3.6 billion available for share repurchases. The "Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program" reflects the $612 million we purchased in the fourth quarter of fiscal 2016 pursuant to such program. There is no expiration date governing the period over which we can repurchase shares under the June 2011 share repurchase program. For additional information, see Note 7, Shareholders' Equity, of the Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about our common stock that may be issued under our equity compensation plans as of January 30, 2016:

Plan Category	Securities to Be Issued Upon Exercise of Outstanding Options and Rights(1) (a)	Weighted Average Exercise Price per Share of Outstanding Options and Rights(2) (b)	Securities Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))(3) (c)
Equity compensation plans approved by security holders	15,703,886	$36.51	23,933,241

(1)	Includes grants of stock options and market-based restricted stock under our 2004 Omnibus Stock and Incentive Plan, as amended, and our 2014 Omnibus Incentive Plan.

(2)	Includes weighted-average exercise price of outstanding stock options only.

(3)	Includes 4,343,227 shares of our common stock which have been reserved for issuance under our 2008 and 2003 Employee Stock Purchase Plans.

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

The graph assumes an investment of $100 at the close of trading on February 25, 2011, the last trading day of fiscal 2011, in our common stock, the S&P 500 and the S&P Retailing Group.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Best Buy Co., Inc., the S&P 500 and the S&P Retailing Group

	FY11	FY12	FY13	FY14	FY15	FY16
Best Buy Co., Inc.	$100.00	$76.88	$52.95	$79.14	$121.15	$99.87
S&P 500	100.00	105.12	117.67	142.99	163.33	162.25
S&P Retailing Group	100.00	118.24	146.26	185.65	222.83	261.07

*	Cumulative total return assumes dividend reinvestment.
Source: Research Data Group, Inc.

Item 6. Selected Financial Data.

The following table presents our selected financial data. The table should be read in conjunction with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Five-Year Financial Highlights

$ in millions, except per share amounts

	12-Month			11-Month	12-Month
Fiscal Year	2016(1)	2015(2)	2014(4)	2013(5)(6)	2012(5)(7)
Consolidated Statements of Earnings Data
Revenue	$39,528	$40,339	$40,611	$38,252	$43,426
Operating income	1,375	1,450	1,144	90	2,126
Net earnings (loss) from continuing operations	807	1,246	695	(259)	1,368
Gain (loss) from discontinued operations	90	(11)	(172)	(161)	(1,346)
Net earnings (loss) including noncontrolling interests	897	1,235	523	(420)	22
Net earnings (loss) attributable to Best Buy Co., Inc. shareholders	897	1,233	532	(441)	(1,231)
Per Share Data
Net earnings (loss) from continuing operations	$2.30	$3.53	$2.00	$(0.76)	$3.67
Net gain (loss) from discontinued operations	0.26	(0.04)	(0.47)	(0.54)	(6.94)
Net earnings (loss)	2.56	3.49	1.53	(1.30)	(3.27)
Cash dividends declared and paid	1.43	0.72	0.68	0.66	0.62
Common stock price:
High	42.00	40.03	44.66	27.95	33.22
Low	25.31	22.30	13.83	11.20	21.79
Operating Statistics
Comparable sales gain (decline)(8)	0.5%	0.5%	(1.0)%	(2.7)%	(2.2)%
Gross profit rate	23.3%	22.4%	23.1%	23.6%	24.5%
Selling, general and administrative expenses rate	19.3%	18.8%	20.0%	20.7%	19.5%
Operating income rate	3.5%	3.6%	2.8%	0.2%	4.9%
Year-End Data
Current ratio(3)(9)	1.4	1.5	1.4	1.1	1.1
Total assets(3)	$13,519	$15,245	$13,990	$16,774	$15,994
Debt, including current portion(3)	1,734	1,613	1,647	2,290	2,201
Total equity	4,378	5,000	3,989	3,715	4,366
Number of stores
Domestic	1,415	1,448	1,495	1,503	1,447
International	216	283	284	276	264
Total	1,631	1,731	1,779	1,779	1,711
Retail square footage (000s)
Domestic	41,216	41,716	42,051	42,232	43,785
International	4,543	6,470	6,636	6,613	6,814
Total	45,759	48,186	48,687	48,845	50,599

(1)
Included within operating income and net earning (loss) from continuing operations for fiscal 2016 is $201 million ($159 million net of taxes) of restructuring charges from continuing operations recorded in fiscal 2016 related to measures we took to restructure our business. Net earnings (loss) attributable to Best Buy Co., Inc. shareholders for fiscal 2016 includes restructuring charges (net of tax and noncontrolling interest) from continuing operations.

(2)
Included within net earnings (loss) from continuing operations and net earnings (loss) attributable to Best Buy Co., Inc. shareholders for fiscal 2015 includes $353 million due to a discrete benefit related to reorganizing certain European legal entities.

(3)
For fiscal 2015, 2014, 2013, and 2012 total assets and debt, including current portion are recast to present our retrospective adoption of Accounting Standards Update (ASU) 2015-17 Balance Sheet Classification of Deferred Taxes, ASU 2015-03 Simplifying the Presentation of Debt Issuance Costs, and ASU 2015-15 Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. Refer to Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information about our credit facilities. The current ratio for the related fiscal years was also recast to account for the change in balance sheet classification related to the adoption of these ASUs.

(4)
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

(5)	Fiscal 2013 (11-month) included 48 weeks and fiscal 2012 included 53 weeks. All other periods presented included 52 weeks.

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

(7)
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

(8)
Our comparable sales calculation compares revenue from stores, websites and call centers operating for at least 14 full months, as well as revenue related to certain other comparable sales channels for a particular period to the corresponding period in the prior year. Relocated stores, as well as remodeled, expanded, and downsized stores closed more than 14 days, are excluded from the comparable sales calculation until at least 14 full months after reopening. Acquisitions are included in the comparable sales calculation beginning with the first full quarter following the first anniversary of the date of the acquisition. The portion of the calculation of comparable sales attributable to our International segment excludes the effect of fluctuations in foreign currency exchange rates. The calculation of comparable sales excludes the impact of the extra week of revenue in the fourth quarter of fiscal 2012, as well as revenue from discontinued operations. Comparable online sales are included in our comparable sales calculation. The method of calculating comparable sales varies across the retail industry. As a result, our method of calculating comparable sales may not be the same as other retailers' methods.

(9)	The current ratio is calculated by dividing total current assets by total current liabilities.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Unless otherwise noted, transactions and other factors significantly impacting our financial condition, results of operations and liquidity are discussed in order of magnitude. Our MD&A is presented in the following sections:

•	Overview

•	Business Strategy

•	Fiscal 2017 Trends

•	Results of Operations

•	Liquidity and Capital Resources

•	Critical Accounting Estimates

•	New Accounting Pronouncements

Our MD&A should be read in conjunction with the Consolidated Financial Statements and related Notes included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Overview

We are a leading provider of technology products, services and solutions. We offer these products and services to the customers who visit our stores, engage with Geek Squad agents or use our websites or mobile applications. We have operations in the U.S., Canada and Mexico. We operate two reportable segments: Domestic and International. The Domestic segment is comprised of all operations within the U.S. and its districts and territories. The International segment is comprised of all operations outside the U.S. and its territories.

Throughout this MD&A, we refer to comparable sales. Our comparable sales calculation compares revenue from stores, websites and call centers operating for at least 14 full months, as well as revenue related to certain other comparable sales channels for a particular period to the corresponding period in the prior year. Relocated stores, as well as remodeled, expanded and downsized stores closed more than 14 days, are excluded from the comparable sales calculation until at least 14 full months after reopening. Acquisitions are included in the comparable sales calculation beginning with the first full quarter following the first anniversary of the date of the acquisition. The calculation of comparable sales excludes the impact of revenue from discontinued operations and the effect of fluctuations in foreign currency exchange rates (applicable to our International segment only). The Canadian brand consolidation, which includes the permanent closure of 66 Future Shop stores, the conversion of 65 Future Shop stores to Best Buy stores and the elimination of the Future Shop website, has a material impact on a year-over-year basis on the remaining Canadian retail stores and the website. As such, all Canadian store and website revenue has been removed from the comparable sales base and the International segment no longer has a comparable metric in fiscal 2016 and the Enterprise comparable sales equals the Domestic segment comparable sales. Enterprise comparable sales for periods presented prior to fiscal 2016 include revenue from our International segment.

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

When assessing our performance in consumer electronics categories against other retailers, we often reference The NPD Group's ("NPD") Weekly Tracking Service for the appropriate period. NPD defines the consumer electronics industry as including televisions, desktop and notebook computers, tablets not including Kindle, digital imaging and other categories. Sales of these products represent approximately 65% of our Domestic segment revenue in fiscal 2016. The data does not include mobile phones, appliances, services, gaming, Apple watch, movies or music.

This MD&A includes financial information prepared in accordance with accounting principles generally accepted in the United States ("GAAP"), as well as certain adjusted or non-GAAP financial measures such as non-GAAP operating income, non-GAAP effective tax rate, non-GAAP net earnings from continuing operations, non-GAAP diluted earnings per share from continuing operations and adjusted debt to earnings before goodwill impairment, interest, income taxes, depreciation, amortization and rent ("EBITDAR") ratio. Generally, a non-GAAP financial measure is a numerical measure of financial performance, financial position or cash flows that excludes (or includes) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with GAAP. The non-GAAP financial measures should be viewed as a supplement to, and not a substitute for, financial measures presented in accordance with GAAP. Non-GAAP measures as presented herein may not be comparable to similarly titled measures used by other companies.

We believe that the non-GAAP measures described above provide meaningful supplemental information to assist shareholders in understanding our financial results and assessing our prospects for future performance. Management believes adjusted operating income, adjusted effective tax rate, adjusted net earnings from continuing operations and adjusted diluted earnings per share from continuing operations are important indicators of our operations because they exclude items that may not be indicative of, or are unrelated to, our core operating results and provide a baseline for analyzing trends in our underlying businesses. Management makes standard adjustments for items such as restructuring charges, goodwill impairments, non-restructuring asset impairments and gains or losses on investments, as well as adjustments for other items that may arise during the period and have a meaningful impact on comparability. Refer to the Non-GAAP Financial Measures section below for the detailed reconciliation of items that impacted the non-GAAP measures in the presented periods. Management believes our adjusted debt to EBITDAR ratio is an important indicator of our creditworthiness. Because non-GAAP financial measures are not standardized, it may not be possible to compare these financial measures with other companies' non-GAAP financial measures having the same or similar names. These non-GAAP financial measures are an additional way of viewing aspects of our operations that, when viewed with our GAAP results and the reconciliations to corresponding GAAP financial measures within our discussion of consolidated performance below, provide a more complete understanding of our business. We strongly encourage investors and shareholders to review our financial statements and publicly-filed reports in their entirety and not to rely on any single financial measure.

Business Strategy

On a full year basis, fiscal 2016 marked the second year in a row we increased our Domestic segment revenue and expanded our operating margin. We also continued to make significant progress against our Renew Blue strategy. During the year, we continued to gain share in appliances and nearly all of our traditional consumer electronics categories. We grew the Domestic segment online revenue 13% to over $4 billion, or 11% of total Domestic segment revenue in fiscal 2016. We increased our Net Promoter Score ("NPS") by over 300 basis points. We continued to improve our employee engagement scores and decreased employee turnover. We deepened our partnerships with the top tech companies in the world. We delivered $150 million against our $400 million Renew Blue Phase 2 cost reduction and gross profit optimization program. We consolidated brands and embarked on a significant transformation in Canada, including the closure of 68 stores. And finally, in one year, we returned $1.5 billion in cash to our shareholders, including $1 billion in share repurchases, which was originally planned to be completed over three years.

Fiscal 2017 Priorities

Turning to fiscal 2017, we are entering the next phase of our Renew Blue strategy. Our purpose from a customer standpoint is to build a company that does a unique job of helping customers learn about and enjoy the latest technology. As we begin this next phase in fiscal 2017, we will focus on the following priorities: (1) building on our strong industry position and multi-channel capabilities to drive the existing business; (2) driving cost reduction and efficiencies; and (3) advancing key initiatives to drive future growth and differentiation.

Our first priority is to build on our strong industry position and multi-channel capabilities to drive the existing business. More specifically, we plan to implement a number of initiatives across merchandising, marketing, digital, stores, services, and supply chain.

Our second priority for fiscal 2017 is to reduce cost and drive efficiencies throughout the business. Reducing costs is essential for us to be able to fund our investments, build our resilience to product cycles and increase our profitability over time. Furthermore, based on current economic factors and softness in the consumer electronics industry, it is essential that we be proactive on the cost reduction front.

A key element of our approach to achieving this is to simplify our core business processes to simultaneously improve the customer experience and drive costs out. As an example, we have a project focused on reducing the amount of open box appliances we take into our stores by addressing root cause issues. This project has the potential to not only improve the customer experience but also to drive material savings through lower markdowns, lower transportation costs and better use of labor in our stores and distribution centers.

More broadly, we aspire to deliver world-class operational performance, defined in terms of quality, service and cost. This focus has to be a way of life, especially given our margin structure and the volatility of our industry. In fiscal 2016, we announced a specific cost reduction and gross profit optimization program called Renew Blue Phase 2, with a goal of $400 million over three years on top of the $1 billion we eliminated as part of Phase 1 in fiscal 2015.

Against that goal, in fiscal 2016, we achieved $150 million of annualized savings leaving us with $250 million remaining. In light of our increased focus on cost and productivity, we believe there are incremental savings that can be achieved above and beyond our current goal. Partially offsetting these savings, however, will be our expected future investments in the areas of labor expertise, services pricing and key growth initiatives. In fiscal 2016, these investments totaled approximately $100 million and we expect a similar level in fiscal 2017, which again will be funded by our cost savings.

Our third priority is to advance key initiatives to more deeply transform our company in order to drive future growth and differentiation. While there may be short-term pressures, we continue to believe we operate in an opportunity rich environment. The Internet of Things is providing a new technology wave and is making our operating model increasingly relevant to customers.

We are investing to be the leading technology expert who makes it easy to learn about and confidently enjoy the best technology. In this context, we believe we have ongoing growth opportunities around key product categories, as well as from increasing our share of wallet with existing customers and acquiring new customers within our target segment who are passionate about technology and need help with it. Our Services capabilities and Geek Squad are key building blocks of this strategy. While it is not visible in our services top line results today, we are making progress to bring these opportunities to life.

Over the last two years, we have improved many aspects of our extended service plan and repair operations. We have also had to adjust our pricing of our extended service plans. We are seeing the results of our efforts through substantial increases in NPS, higher total customer interactions and from a financial point of view, the periodic profit sharing payments we earned this year. We are also beginning to see improving attach rates as we enter fiscal 2017.

Building on this foundational work, we will continue our work to improve the customer experience and enhance our service offering and capabilities, in support of our mission to help customers learn about and enjoy the latest technology. While we are energized by the potential of this opportunity, the work necessary to capture it takes time. Thus, fiscal 2017 will be another year of gradual and incremental improvement, with more meaningful results expected in fiscal 2018.

Fiscal 2017 Trends

We believe that the consumer electronics industry will continue to be characterized by product innovation cycles. We are undeterred by this fact - as we believe there will always be technology innovation. Our imperative is, that in these cycles, we continue to deliver superior execution against what is in our control, recognizing that the cycles rarely align at any point in time.

In fiscal 2017, we are focused on continuing to build on our foundation to both drive and capitalize on these technology cycles. In parallel, we are focused on building the key initiatives outlined above that we believe will result in stronger relationships with our customers, provide profitable revenue even during down cycles and continue to create long-term shareholder value.

Over time, as the fruit of these key initiatives materialize, we expect to accelerate our revenue and operating income growth by taking advantage of opportunities provided by ongoing technology innovation and the need customers have for help. In the short-term, we expect to be characterized by our strong cash flow generating capabilities and our intent to regularly return excess free cash flow to shareholders.

From a financial outlook perspective, for fiscal 2017, based on current industry dynamics and how we see the various product cycles playing out in our Domestic segment, we are expecting revenue declines in the first half followed by growth in the back half. We also expect that our strong execution and operational capabilities will allow us to continue to gain market share. In this context we are targeting flat Domestic segment revenue for the full fiscal year due to continued growth in appliances, connected home and home theater in particular, but recognize that it will be challenging without a strong mobile cycle and improvements in the NPD-reported categories overall.

Despite the soft revenue environment, we will target approximately flat operating income, including the lapping of the significant periodic profit sharing benefits from our services plan portfolio that we earned in fiscal 2016. A key element to achieve this will be the delivery of our cost reduction and gross profit optimization initiatives. In addition, we intend to reward our shareholders by being a premium dividend payer and increasing our EPS through ongoing share repurchases.

After three consecutive years of strong cash flow generation under Renew Blue, we believe now is an ideal time to provide a view of our long-term capital allocation strategy. This strategy is based on our strong cash position today and our ongoing confidence in our future cash-flow generation. At the core of this strategy is our intent to first fund our operations and growth investments, including potential acquisitions, and then to return the remaining excess free cash flow to our shareholders, over time, through dividends and share repurchases, while maintaining investment grade credit metrics. This strategy targets the return of excess free cash flow to shareholders through a 35% to 45% non-GAAP dividend payout ratio (defined as dividends divided by non-GAAP net earnings) and regular share repurchases with a minimum annual expectation of offsetting dilution from equity compensation.

In line with this strategy, our fiscal 2017 return of capital plan includes (1) a 22% increase in the regular quarterly dividend to $0.28 per share; (2) the intent to repurchase $1 billion worth of shares over the next two years; and (3) a special dividend of $0.45 per share, or approximately $145 million. This is in addition to the $1.5 billion in cash we returned to shareholders in fiscal 2016.

Results of Operations

In order to align our fiscal reporting periods and comply with statutory filing requirements in certain foreign jurisdictions, we consolidate the financial results of our Mexico operations, as well as our discontinued China and Europe operations, on a one-month lag. Consistent with such consolidation, the financial and non-financial information presented in our MD&A relative to these operations is also presented on a lag. Our policy is to accelerate the recording of events occurring in the lag period that significantly affect our consolidated financial statements. There were no significant intervening events which would have materially affected our financial condition, results of operations, liquidity or other factors had they been recorded during fiscal 2016.

Discontinued Operations Presentation

The results of mindSHIFT Technologies, Inc. ("mindSHIFT") in our Domestic segment and Best Buy Europe and Five Star in our International segment are presented as discontinued operations in our Consolidated Statements of Earnings. Unless otherwise stated, financial results discussed herein refer to continuing operations.

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

The following table presents our Domestic and Enterprise comparable sales and the estimated benefit of installment billing for fiscal 2016 and 2015:

	January 30, 2016(1)	January 31, 2015
Domestic
Comparable sales % gain	0.5%	1.0%
Estimated benefit of installment billing	0.6%	0.5%
Comparable sales % gain (decline) excluding estimated impact of installment billing	(0.1)%	0.5%

Enterprise
Comparable sales % gain	0.5%	0.5%
Estimated benefit of installment billing	0.6%	0.5%
Comparable sales % gain (decline) excluding estimated impact of installment billing	(0.1)%	—%

(1)
The Canadian brand consolidation, which included the permanent closure of 66 Future Shop stores, the conversion of 65 Future Shop stores to Best Buy stores and the elimination of the Future Shop website, has a material impact on a year-over-year basis on the remaining Canadian retail stores and the website. As such, all Canadian store and website revenue has been removed from the comparable sales base and the International segment no longer has a comparable metric in fiscal 2016 and the Enterprise comparable sales equals the Domestic segment comparable sales. Enterprise comparable sales for periods presented prior to fiscal 2016 include revenue from our International segment.

Consolidated Results

Fiscal 2016 Summary

•
Fiscal 2016 included net earnings from continuing operations of $0.8 billion, compared to $1.2 billion in fiscal 2015. Net earnings in fiscal 2016 included $201 million of restructuring charges, while fiscal 2015 included a $353 million discrete tax benefit related to reorganizing certain European legal entities. Earnings per diluted share from continuing operations was $2.30 in fiscal 2016, compared to $3.53 in fiscal 2015.

•
Revenue was $39.5 billion in fiscal 2016 a decrease of $811 million compared to fiscal 2015. The decrease was driven by the International segment and related to the negative impact of foreign currency exchange fluctuations and the negative impact of Canadian store closures.

•
Our gross profit rate increased by 0.9% of revenue to 23.3% of revenue in fiscal 2016. The increase was primarily due to a periodic profit sharing benefit based on performance of our externally-managed extended service plan portfolio and cathode ray tube and liquid crystal display ("CRT/LCD") related legal settlements received.

•
We generated $1.3 billion in operating cash flow in fiscal 2016, compared to $1.9 billion in fiscal 2015, and we ended fiscal 2016 with $3.3 billion of cash, cash equivalents and short-term investments, compared to $3.9 billion at the end of fiscal 2015.

•	During fiscal 2016, we made four dividend payments totaling $1.43 per share, or $499 million in the aggregate.

The following table presents selected consolidated financial data for each of the past three fiscal years ($ in millions, except per share amounts):

Consolidated Performance Summary	2016	2015	2014
Revenue	$39,528	$40,339	$40,611
Revenue % gain (decline)	(2.0)%	(0.7)%	6.2%
Comparable sales % gain (decline)(1)	0.5%	0.5%	(1.0)%
Comparable sales % gain (decline), excluding estimated impact of installment billing(1)(2)	(0.1)%	—%	(1.0)%
Restructuring charges - cost of goods sold	$3	$—	$—
Gross profit	$9,191	$9,047	$9,399
Gross profit as a % of revenue(3)	23.3%	22.4%	23.1%
SG&A	$7,618	$7,592	$8,106
SG&A as a % of revenue	19.3%	18.8%	20.0%
Restructuring charges	$198	$5	$149
Operating income	$1,375	$1,450	$1,144
Operating income as a % of revenue	3.5%	3.6%	2.8%
Net earnings from continuing operations	$807	$1,246	$695
Gain (loss) from discontinued operations(4)	$90	$(13)	$(163)
Net earnings attributable to Best Buy Co., Inc. shareholders	$897	$1,233	$532
Diluted earnings per share from continuing operations	$2.30	$3.53	$2.00
Diluted earnings per share	$2.56	$3.49	$1.53

(1)
Enterprise comparable sales for fiscal 2015 and fiscal 2014 includes revenue from continuing operations in the the International segment. Excluding the International segment, Enterprise comparable sales for fiscal 2015 and fiscal 2014, excluding the impact of installment billing, would have been 0.5% and (0.4%), respectively, or equal to Domestic comparable sales excluding the impact of installment billing, for the same period.

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

(4)	Includes both gain (loss) from discontinued operations and net (earnings) loss from discontinued operations attributable to noncontrolling interests.

Fiscal 2016 Results Compared With Fiscal 2015

The components of the 2.0% revenue decrease in fiscal 2016 were as follows:

Impact of foreign currency exchange rate fluctuations	(1.3)%
Non-comparable sales(1)	(1.1)%
Comparable sales impact	0.4%
Total revenue decrease	(2.0)%

(1)
Non-comparable sales reflects the impact of net store opening and closing activity, including the Canadian brand consolidation activity, as well as, the impact of revenue streams not included within our comparable sales calculation, such as profit sharing benefits, certain credit card revenue, gift card breakage and sales of merchandise to wholesalers and dealers, as applicable.

Our gross profit rate increased 0.9% of revenue in fiscal 2016. Our Domestic segment contributed a rate increase of 0.9% of revenue and there was no change in our International segment. For further discussion of each segment's gross profit rate changes, see Segment Performance Summary, below.

The SG&A rate increased 0.5% of revenue in fiscal 2016. Our Domestic segment contributed a rate increase of 0.5% of revenue and there was no change in our International segment. For further discussion of each segment's SG&A rate changes, see Segment Performance Summary, below.

SG&A restructuring charges increased from $5 million in fiscal 2015 to $198 million in fiscal 2016. Our International segment drove this increase. For further discussion of each segment's SG&A restructuring charges, see Segment Performance Summary, below.

Our operating income decreased $75 million, and our operating income as a percent of revenue decreased to 3.5% of revenue in fiscal 2016, compared to operating income of 3.6% of revenue in fiscal 2015. The decrease in our operating income was primarily due to an increase in restructuring charges partially offset by net CRT/LCD legal settlement proceeds received in fiscal 2016.

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

Our operating income increased $306 million, and our operating income as a percent of revenue increased to 3.6% of revenue in fiscal 2015, compared to operating income of 2.8% of revenue in fiscal 2014. The increase in our operating income was due to a decrease in SG&A and restructuring charges, partially offset by LCD legal settlement proceeds received in fiscal 2014.

Segment Performance Summary

Domestic Segment

The following table presents selected financial data for our Domestic segment for each of the past three fiscal years ($ in millions):

Domestic Segment Performance Summary	2016	2015	2014
Revenue	$36,365	$36,055	$35,831
Revenue gain %	0.9%	0.6%	7.9%
Comparable sales % gain (decline)(1)	0.5%	1.0%	(0.4)%
Comparable sales % gain (decline) excluding the estimated impact of installment billing(1)(2)	(0.1)%	0.5%	(0.4)%
Gross profit	$8,484	$8,080	$8,274
Gross profit as % of revenue	23.3%	22.4%	23.1%
SG&A	$6,897	$6,639	$7,006
SG&A as % of revenue	19.0%	18.4%	19.6%
Restructuring charges	$2	$4	$123
Operating income	$1,585	$1,437	$1,145
Operating income as % of revenue	4.4%	4.0%	3.2%

Selected Online Revenue Data:
Online revenue as a % of total segment revenue	11.0%	9.8%	8.5%
Comparable online sales % gain(1)	13.5%	16.7%	19.8%

(1)	Comparable online sales gain is included in the total comparable sales gain (decline) above.

(2)	Represents comparable sales excluding the estimated revenue benefit from installment billing.

The following table reconciles our Domestic segment stores open at the end of each of the last three fiscal years:

	Fiscal 2014	Fiscal 2015			Fiscal 2016
	Total Stores at End of Fiscal Year	Stores Opened	Stores Closed	Total Stores at End of Fiscal Year	Stores Opened	Stores Closed	Total Stores at End of Fiscal Year
Best Buy	1,055	—	(5)	1,050	—	(13)	1,037
Best Buy Mobile stand-alone	406	1	(40)	367	—	(17)	350
Pacific Sales	30	—	(1)	29	—	(1)	28
Magnolia Audio Video	4	—	(2)	2	—	(2)	—
Total Domestic segment stores	1,495	1	(48)	1,448	—	(33)	1,415

We continuously monitor store performance. As we approach the expiration date of our stores leases, we evaluate various options for each location, including whether a store should remain open.

Fiscal 2016 Results Compared With Fiscal 2015

We offer extended protection plans that are managed by third party insurers. We may also be eligible to receive profit-sharing payments, depending on the performance of the portfolio. When performance of the portfolio is strong and the cost to the third party insurer declines, we are entitled to share in the excess profits. In fiscal 2016, we recognized $148 million of such profit-share revenue, with an equal impact to gross profit and operating income. We exclude such profit-share revenue from comparable sales calculations. The amount recognized in fiscal 2016 was substantially higher than for prior periods. The unusually strong performance of the portfolio for fiscal 2016, which particularly related to mobile phones, was due to changes to the design of our extended service plans, improvements to our repair and fulfillment operations and industry trends. These trends have also led to lower revenues from repairs we undertake on behalf of the insurers, as discussed further below. The premiums we pay to insurers are periodically adjusted to reflect such trends and consequently we do not expect profit share payments to continue at this level in future periods.

Domestic segment revenue of $36.4 billion in fiscal 2016 increased 0.9% compared to the prior year. This increase was primarily driven by a comparable sales growth of 0.5%, which included an estimated 0.6% of revenue benefit associated with installment billing and a periodic profit sharing benefit based on performance of our externally managed extended service plan portfolio.

Domestic segment online revenue of $4.0 billion increased 13.5% on a comparable basis primarily due to higher conversion rates and increased traffic. As a percentage of total Domestic revenue, online revenue increased 120 basis points to 11.0% versus 9.8% last year.

The components of the 0.9% revenue increase in the Domestic segment in fiscal 2016 were as follows:

Comparable sales impact	0.5%
Non-comparable sales(1)	0.4%
Total revenue increase	0.9%

(1)
Non-comparable sales reflects the impact of net store opening and closing activity, as well as the impact of revenue streams not included within our comparable sales calculation, such as profit sharing benefits, credit card revenue, gift card breakage, commercial sales and sales of merchandise to wholesalers and dealers.

The following table presents the Domestic segment's revenue mix percentages and comparable sales percentage changes by revenue category in fiscal 2016 and 2015:

	Revenue Mix Summary		Comparable Sales Summary
	Year Ended		Year Ended
	January 30, 2016	January 31, 2015	January 30, 2016	January 31, 2015
Consumer Electronics	32%	31%	4.7%	3.7%
Computing and Mobile Phones	46%	47%	(2.6)%	(0.6)%
Entertainment	8%	9%	(3.6)%	4.5%
Appliances	8%	7%	15.4%	7.5%
Services	5%	5%	(11.6)%	(11.1)%
Other	1%	1%	n/a	n/a
Total	100%	100%	0.5%	1.0%

The following is a description of the notable comparable sales changes in our Domestic segment by revenue category:

•
Consumer Electronics: The 4.7% comparable sales increase was primarily due to an increase in the sales of large screen televisions, the expansion of Magnolia Design Center stores-within-a-store, and expanded assortment of streaming devices. This increase was partially offset by industry declines in point and shoot cameras and lower sales in small and mid-size televisions.

•	Computing and Mobile Phones: The 2.6% comparable sales decline was primarily due to continued industry declines in tablets and to a lesser extent lower demand for mobile phones.

•	Entertainment: The 3.6% comparable sales decrease was driven by declines in music and movies due to continued industry declines as well as declines in gaming hardware.

•	Appliances: The 15.4% comparable sales gain was a result of continued growth in major appliances sales as well as the expansion of Pacific Kitchen & Home stores-within-a-store.

•
Services: The 11.6% comparable sales decline was primarily due to lower repair revenue from extended protection plan claims. This trend, which primarily related to mobile phones, was a reflection of changes to the design of our extended protection plans, improvements to our repair and fulfillment operations and industry trends.

Our Domestic segment experienced an increase in gross profit of $404 million, or 5.0%, in fiscal 2016 compared to fiscal 2015. Excluding the $88 million of CRT/LCD litigation settlement proceeds received in fiscal 2016, we experienced an increase in gross profit of $316 million, or 3.9%. Refer to Note 12, Contingencies and Commitments, in the Notes to the Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for additional information. This rate increase was primarily due to (1) the periodic profit-share revenue described above; (2) rate improvements in computing hardware driven by our more disciplined promotional strategy; (3) an additional positive mix shift due to significantly decreased revenue in the lower-margin tablet category; (4) the positive impact of lower repair revenue

(as discussed above), which typically earns a low gross profit rate; (5) an increased mix of higher-margin large screen televisions; and (6) positive revenue impact related to our credit card portfolio. These increases were partially offset by (1) lower rates related to large appliances; (2) a lower rate in the mobile category driven by increased sales of higher priced iconic mobile phones, which have higher gross profit dollars but carry a lower gross profit rate; (3) decrease in margin for portable audio products; (4) a decreased mix of higher-margin digital imaging products; (5) an increased mix of lower-margin wearable devices; and (6) an investment in services pricing.

Our Domestic segment's SG&A increased $258 million, or 3.9%, in fiscal 2016 compared to fiscal 2015. In addition, the SG&A rate increased to 19.0% of revenue compared to 18.4% of revenue in the prior year. The increases in SG&A and SG&A rate were primarily driven by investments in growth initiatives, a greater portion of our vendor funding being recorded as an offset to cost of goods sold rather than SG&A and higher incentive compensation. This increase was partially offset by the implementation of Renew Blue Phase 2 cost reductions.

Our Domestic segment recorded $2 million of restructuring charges in fiscal 2016 and incurred $4 million of restructuring charges in fiscal 2015. The restructuring charges had an immaterial impact on our operating income rate in fiscal 2016 and fiscal 2015. Refer to Note 4, Restructuring Charges, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information about our restructuring activities.

Our Domestic segment’s operating income increased $148 million in fiscal 2016 compared to fiscal 2015. In addition, the operating income rate increased to 4.4% of revenue in fiscal 2016 compared to 4.0% of revenue in the prior year. The increase was driven by higher revenue and margin and $75 million in net CRT/LCD litigation settlement proceeds received in fiscal 2016, partially offset by the increase in SG&A as described above.

Fiscal 2015 Results Compared With Fiscal 2014

Domestic segment revenue increased from $35.8 billion in fiscal 2014 to $36.1 billion in fiscal 2015, primarily driven by comparable sales growth of 1.0%. Excluding the 0.5% of revenue estimated benefit associated with the classification of the new mobile carrier installment billing plans, comparable sales increased 0.5%. Online revenue was $3.5 billion, and we experienced comparable online sales growth of 16.7% due to: (1) improved inventory availability made possible by the chain-wide rollout of our ship-from-store capability that was completed in January 2014; (2) higher average order value; and (3) increased traffic driven by greater investment in online digital marketing.

The components of the 0.6% revenue increase in the Domestic segment in fiscal 2015 were as follows:

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

The following table presents the Domestic segment's revenue mix percentages and comparable sales percentage changes by revenue category in fiscal 2015 and 2014:

	Revenue Mix Summary		Comparable Sales Summary
	Year Ended		Year Ended
	January 31, 2015	February 1, 2014	January 31, 2015	February 1, 2014
Consumer Electronics	31%	30%	3.7%	(5.6)%
Computing and Mobile Phones	47%	48%	(0.6)%	4.7%
Entertainment	9%	8%	4.5%	(16.3)%
Appliances	7%	7%	7.5%	16.7%
Services	5%	6%	(11.1)%	0.2%
Other	1%	1%	n/a	n/a
Total	100%	100%	1.0%	(0.4)%

The following is a description of the notable comparable sales changes in our Domestic segment by revenue category:

•
Consumer Electronics: The 3.7% comparable sales increase was primarily due to growth in televisions, with strong sales increases in Ultra-HD television. This was partially offset by declines in DVD/Blu-ray players, as online streaming continues to increase, and cameras, as device convergence with smartphones and tablets continued.

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

•
Entertainment: The 4.5% comparable sales increase was driven primarily by gaming sales from new platforms launched in the fourth quarter of fiscal 2014, partially offset by the continuing declines in movies and music as consumers continue to shift from physical media to online streaming and downloads.

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

Our Domestic segment experienced a decrease in gross profit of $194 million, or 2.3%, in fiscal 2015 compared to fiscal 2014. The most significant driver of the decrease was $314 million of LCD legal settlement proceeds that we received in fiscal 2014. Excluding these LCD settlements, we experienced an increase in gross profit of $120 million, and the gross profit rate increased 0.2% of revenue. The primary drivers of the gross profit rate increase were: (1) the benefit from the realization of our Renew Blue cost reductions and other supply chain cost containment initiatives (including initiatives related to returns, replacements and damages); (2) a more structured and analytical approach to pricing, notably the fourth quarter; and (3) increased revenue in higher-margin large-screen televisions. These increases were offset by a mix shift into lower-margin gaming and computing categories and a highly competitive promotional environment in tablets.

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

Our Domestic segment recorded $4 million of restructuring charges in fiscal 2015 and incurred $123 million of restructuring charges in fiscal 2014. These restructuring charges had an immaterial impact on our operating income rate in fiscal 2015 and resulted in a decrease in our operating income rate in fiscal 2014 of 0.3% of revenue. Refer to Note 4, Restructuring Charges, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information about our restructuring activities.

Our Domestic segment’s operating income increased $292 million, or 0.8% of revenue, in fiscal 2015 compared to fiscal 2014. The increase was driven by lower SG&A, a comparable sales gain and lower restructuring charges, partially offset by the decrease in gross profit from the prior-year LCD settlements described above.

International Segment

During the first quarter of fiscal 2016, we consolidated the Future Shop and Best Buy stores and websites in Canada under the Best Buy brand. This resulted in the permanent closure of 66 Future Shop stores and the conversion of the remaining 65 Future Shop stores to the Best Buy brand. The costs of implementing these changes primarily consisted of lease exit costs, a tradename impairment, property and equipment impairments, employee termination benefits and inventory write-downs. In fiscal 2016, we incurred total pre-tax restructuring charges, other Canadian brand consolidation charges (charges that did not qualify as restructuring charges) and property and equipment impairment of $209 million of out of the previously disclosed expected range of approximately $210 million to $250 million related to those actions. As we continue to solidify our strategy for our Canada transformation, we may incur additional charges of up to $35 million in future periods primarily related to non-restructuring asset impairments.

The following table presents selected financial data for our International segment for each of the past three fiscal years ($ in millions):

International Segment Performance Summary	2016	2015	2014
Revenue	$3,163	$4,284	$4,780
Revenue decline %	(26.2)%	(10.4)%	(5.0)%
Comparable sales % decline(1)	n/a	(3.5)%	(5.1)%
Restructuring charges - cost of goods sold	$3	$—	$—
Gross profit	$707	$967	$1,125
Gross profit as % of revenue	22.4%	22.6%	23.5%
SG&A	$721	$953	$1,100
SG&A as % of revenue	22.8%	22.2%	23.0%
Restructuring charges	$196	$1	$26
Operating income (loss)	$(210)	$13	$(1)
Operating income (loss) as % of revenue	(6.6)%	0.3%	—%

(1)
The Canadian brand consolidation has a material impact on a year-over-year basis on the Canadian retail stores and the website. As such, beginning in the first quarter of fiscal 2016, all store and website revenue has been removed from the comparable sales base, and an International segment (comprised of Canada and Mexico) comparable sales metric has not been provided.

The following table reconciles our International segment stores open at the end of each of the last three fiscal years:

	Fiscal 2014	Fiscal 2015			Fiscal 2016
	Total Stores at End of Fiscal Year	Stores Opened	Stores Closed	Total Stores at End of Fiscal Year	Stores Opened	Stores Closed	Stores Converted	Total Stores at End of Fiscal Year
Canada
Future Shop	137	1	(5)	133	—	(68)	(65)	—
Best Buy	72	—	(1)	71	3	(3)	65	136
Best Buy Mobile	56	—	—	56	—	—	—	56
Mexico
Best Buy	17	1	—	18	—	—	—	18
Express	2	3	—	5	1	—	—	6
Total International segment stores	284	5	(6)	283	4	(71)	—	216

Fiscal 2016 Results Compared With Fiscal 2015

In our International segment, revenue declined 26.2% to $3.2 billion in fiscal 2016 due to (1) the loss of revenue associated with closed stores as part of the Canadian brand consolidation; (2) a negative foreign currency impact of 12.5%; and (3) ongoing softness in the Canadian economy and consumer electronics industry.

The components of the International segment's 26.2% revenue decrease in fiscal 2016 were as follows:

Non-comparable sales(1)	(13.7)%
Impact of foreign currency exchange rate fluctuations	(12.5)%
Total revenue decrease	(26.2)%

(1)
Non-comparable sales reflects the impact of net store opening and closing activity, including the Canadian brand consolidation activity, as well as the impact of revenue streams not included within our comparable sales calculation, such as certain credit card revenue, gift card breakage and sales of merchandise to wholesalers and dealers, as applicable.

The following table presents the International segment's revenue mix percentages by revenue category in fiscal 2016 and 2015:

	Revenue Mix Summary
	Year Ended
	January 30, 2016	January 31, 2015
Consumer Electronics	31%	30%
Computing and Mobile Phones	48%	49%
Entertainment	9%	9%
Appliances	5%	5%
Services	6%	6%
Other	1%	1%
Total	100%	100%

As noted above, comparable sales information has not been provided for the International segment for fiscal 2016 due to the Canadian brand consolidation. As such, it is also impractical to provide such information on a revenue category basis. However, as noted above, the revenue mix by category has not changed significantly from fiscal 2015.

Our International segment experienced a gross profit decline of $260 million, or 26.9%, in fiscal 2016 compared to fiscal 2015. Excluding the impact of foreign currency exchange rate fluctuations, the decrease in gross profit was $141 million. The gross profit rate declined to 22.4% of revenue in fiscal 2016 from 22.6% of revenue in fiscal 2015. This decline was primarily due to the disruptive impacts from the Canadian brand consolidation and increased promotional activity in Canada.

Our International segment's SG&A decreased $232 million, or 24.3%, in fiscal 2016 compared to the prior year. Excluding the impact of foreign currency exchange rate fluctuations, the decrease in SG&A was $115 million. However, the SG&A expense rate increased to 22.8% of revenue in fiscal 2016 from 22.2% of revenue in fiscal 2015. The decrease in SG&A expense was driven by the elimination of expenses associated with closed stores as part of the Canadian brand consolidation. The increase in the SG&A rate was driven by year-over-year sales deleverage.

Our International segment recorded $199 million of restructuring charges in fiscal 2016 and incurred $1 million of restructuring charges in fiscal 2015. The fiscal 2016 restructuring charges primarily related to the Canadian brand consolidation and consisted of facility closure costs, tradename impairments, property and equipment impairments, and employee termination benefits. The restructuring charges in fiscal 2015 had an immaterial impact on our operating income rate. Refer to Note 4, Restructuring Charges, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information about our restructuring activities.

Our International segment operating loss of $210 million in fiscal 2016 compared to income of $13 million in the prior-year period. The decline in operating income was driven primarily by a decrease in revenue and gross profit rate and restructuring charges, partially offset by lower SG&A expenses as described above.

Fiscal 2015 Results Compared With Fiscal 2014

Our international segment experienced a decrease in revenue of 10.4% primarily driven by the negative impact of foreign currency exchange rate fluctuations, a comparable sales decline of 3.5%, and the loss of revenue from store closures in Canada.

The components of the International segment's 10.4% revenue decrease in fiscal 2015 were as follows:

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

The net closure of large-format stores in Canada contributed to the decrease in revenue associated with net store changes in our International segment in fiscal 2015. The addition of large and small-format stores in Mexico partially offset this decrease.

The following table presents the International segment's revenue mix percentages and comparable sales percentage changes by revenue category in fiscal 2015 and 2014:

	Revenue Mix Summary		Comparable Sales Summary
	Year Ended		Year Ended
	January 31, 2015	February 1, 2014	January 31, 2015	February 1, 2014
Consumer Electronics	30%	29%	(5.1)%	(9.7)%
Computing and Mobile Phones	49%	50%	(2.8)%	(1.7)%
Entertainment	9%	10%	(5.2)%	(9.3)%
Appliances	5%	5%	(0.5)%	(1.5)%
Services	6%	6%	(4.7)%	(6.3)%
Other	1%	<1%	n/a	n/a
Total	100%	100%	(3.5)%	(5.1)%

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

•
Services: The 4.7% comparable sales decline was due to a decrease in sales of warranties in Canada driven by the overall comparable sales decline in applicable hardware, particularly tablets and televisions.

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

Our International segment recorded $1 million of restructuring charges in fiscal 2015 and $26 million of restructuring charges in fiscal 2014. The restructuring charges had an immaterial impact on our operating income rate in fiscal 2015 and resulted in a decrease in our operating income rate in fiscal 2014 of 0.5% of revenue. Refer to Note 4, Restructuring Charges, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information about our restructuring activities.

Our International segment operating income of $13 million in fiscal 2015 compared to a loss of $1 million in the prior-year period. The improvement in operating income was driven primarily by a decrease in SG&A, partially offset by a decrease in gross profit as described above.

Additional Consolidated Results

Other Income (Expense)

In fiscal 2016, our gain on sale of investments was $2 million compared to $13 million and $20 million in fiscal 2015 and fiscal 2014, respectively. These gains were due to the sale of cost-based investments.

In fiscal 2016, our investment income and other was $13 million, compared to $14 million in the prior year. The decrease in fiscal 2016 was primarily due to lower interest rates in Canada and the unfavorable impact of foreign currency translations. In fiscal 2015, our investment income and other was $14 million, compared to $19 million in fiscal 2014. The decrease in fiscal 2015 was due to lower returns on our deferred compensation assets, partially offset by an increase in interest income driven by higher average cash and cash equivalents and short-term investment balances.

Interest expense was $80 million in fiscal 2016, compared to $90 million in fiscal 2015. The decrease in interest expense was primarily due to swapping a portion of our fixed rate debt to floating rate, which was lower than our fixed rate. Refer to Note 6, Derivative Instruments, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for additional information. Interest expense was $90 million in fiscal 2015, compared to $100 million in fiscal 2014. The decrease in interest expense was primarily due to obtaining a lower interest rate of 5.00% on our 2018 Notes compared to our previously held notes that bore interest at 6.75%.

Income Tax Expense

Income tax expense increased to $503 million in fiscal 2016, compared to a tax expense of $141 million in the prior year, primarily due to a $353 million discrete benefit related to reorganizing certain European legal entities in the prior year period, as well as a lower mix of pre-tax earnings from foreign operations in fiscal 2016, partially offset by a decrease in pre-tax earnings in fiscal 2016. Our effective income tax rate ("ETR") for fiscal 2016 was 38.4%, compared to a rate of 10.1% in fiscal 2015. Excluding the impact of reorganizing certain European legal entities, the ETR would have been 35.6% in fiscal 2015. Refer to Note 10, Income Taxes, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for additional information.

Income tax expense decreased to $141 million in fiscal 2015, compared to a tax expense of $388 million in the fiscal 2014, primarily due to a $353 million discrete benefit related to reorganizing certain European legal entities, partially offset by an increase in pre-tax earnings in the current-year period. Our ETR was 10.1% in fiscal 2015, compared to 35.8% in fiscal 2014.

Our consolidated ETR is impacted by the statutory income tax rates applicable to each of the jurisdictions in which we operate. As our foreign earnings are generally taxed at lower statutory rates than the 35% U.S. federal statutory rate, changes in the proportion of our consolidated taxable earnings originating in foreign jurisdictions impact our consolidated effective rate. Our foreign earnings have been indefinitely reinvested outside the U.S. and are not subject to current U.S. income tax.

Discontinued Operations

Discontinued operations consists primarily of Best Buy Europe and Five Star in our International segment, as well as mindSHIFT in our Domestic segment.

The earnings from discontinued operations was $90 million in fiscal 2016 compared to a loss of $11 million and $172 million in fiscal 2015 and fiscal 2014, respectively. Earnings in fiscal 2016 were due to the gain recognized on the sale of Five Star. The loss from discontinued operations of $11 million in fiscal 2015 was driven by charges related to Five Star. The loss from discontinued operation of $172 million in fiscal 2014 was primarily due to the impairment of our investment in Best Buy Europe, as well as the loss on the sale of mindSHIFT.
Non-GAAP Financial Measures

The periods used for analysis of non-GAAP financial performance represent the periods that management used internally to assess performance.

The following table reconciles operating income, effective income tax rate, net earnings and diluted earnings per share for the periods presented from continuing operations (GAAP financial measures) to non-GAAP operating income, non-GAAP effective income tax rate, non-GAAP net earnings and non-GAAP diluted earnings per share from continuing operations (non-GAAP financial measures) for the periods presented ($ in millions, except per share amounts):

	Fiscal Year
	2016	2015	2014
Operating income	$1,375	$1,450	$1,144
Net CRT/LCD settlements(1)	(77)	—	(229)
Restructuring charges - COGS	3	—	—
Other Canada brand consolidation charges - SG&A(2)	6	—	—
Non-restructuring asset impairments - SG&A	61	42	99
Restructuring charges	198	5	149
Non-GAAP operating income	$1,566	$1,497	$1,163

Income tax expense	$503	$141	$388
Effective tax rate	38.4%	10.1%	35.8%
Income tax impact of Best Buy Europe sale(5)	—	—	(18)
Income tax impact of Europe legal entity reorganization(3)	—	353	—
Income tax impact of Non-GAAP adjustments(4)	30	11	(8)
Non-GAAP Income tax expense	$533	$505	$362
Non-GAAP Effective tax rate	35.4%	35.5%	33.5%

Net earnings from continuing operations	$807	$1,246	$695
Net CRT/LCD settlements(1)	(77)	—	(229)
Restructuring charges - COGS	3	—	—
Other Canada brand consolidation charges - SG&A(2)	6	—	—
Non-restructuring asset impairments - SG&A	61	42	99
Restructuring charges	198	5	149
(Gain) loss on sale of investments	5	(11)	(19)
Income tax impact of Best Buy Europe sale (5)	—	—	18
Income tax impact of Europe legal entity reorganization(3)	—	(353)	—
Income tax impact of Non-GAAP adjustments(4)	(30)	(11)	8
Adjusted net earnings from continuing operations	$973	$918	$721

Diluted earnings per share from continuing operations	$2.30	$3.53	$2.00
Per share impact of net CRT/LCD settlements(1)	(0.22)	—	(0.66)
Per share impact of restructuring charges - COGS	0.01	—	—
Per share impact of other Canada brand consolidation charges - SG&A(2)	0.02	—	—
Per share impact of non-restructuring asset impairments - SG&A	0.17	0.12	0.29
Per share impact of restructuring charges	0.58	0.01	0.43
Per share impact of (gain) loss on sale of investments	0.01	(0.03)	(0.06)
Per share income tax impact of Best Buy Europe sale(5)	—	—	0.05
Per share income tax effect of Europe legal entity reorganization(3)	—	(1.00)	—
Per share income tax impact of Non-GAAP adjustments(4)	(0.09)	(0.03)	0.02
Adjusted diluted earnings per share from continuing operations	$2.78	$2.60	$2.07

(1)	Represents CRT/LCD litigation settlements reached in each reported period, net of related legal fees and costs.

(2)	Represents charges related to the Canadian brand consolidation, primarily due to retention bonuses and other store-related costs, that did not qualify as restructuring charges.

(3)	Represents the acceleration of a non-cash tax benefit of $353 million as a result of reorganizing certain European legal entities to simplify our overall structure in the first quarter of fiscal 2015.

(4)
Income tax impact of Non-GAAP adjustments is the summation of the calculated income tax charge related to each non-GAAP non-income tax adjustment. Income tax charge is calculated using the statutory tax rates in effect during the period of the related non-GAAP adjustment.

(5)	Represents the tax impact of the Best Buy Europe sale and resulting required tax allocation between continuing and discontinued operations.

Non-GAAP operating income for fiscal 2016 increased $69 million compared to fiscal 2015. The increase was driven by increased revenue in the Domestic segment, increased Enterprise gross profit rate and continued SG&A cost reductions in both segments primarily due to the realization of our Renew Blue cost reduction initiatives and tighter expense management. The increase in non-GAAP operating income resulted in a year-over-year increase in non-GAAP net earnings from continuing operations and non-GAAP diluted earnings per share from continuing operations in fiscal 2016 compared to fiscal 2015.

Non-GAAP operating income for fiscal 2015 increased $334 million compared to fiscal 2014, and non-GAAP operating income as a percent of revenue increased to 3.7%. The increase in non-GAAP operating income was driven by SG&A cost reductions in both segments primarily due to the realization of our Renew Blue cost reduction initiatives and tighter expense management, partially offset by a decline in revenue in our International segment. The increase in non-GAAP operating income resulted in a year-over-year increase in non-GAAP net earnings from continuing operations and non-GAAP diluted earnings per share from continuing operations in fiscal 2015 compared to fiscal 2014.

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

The following table summarizes our cash and cash equivalents and short-term investments at January 30, 2016, and January 31, 2015 ($ in millions):

	January 30, 2016	January 31, 2015
Cash and cash equivalents	$1,976	$2,432
Short-term investments	1,305	1,456
Total cash and cash equivalents and short-term investments	$3,281	$3,888

The decrease in cash and cash equivalents from January 31, 2015, was primarily due to a resumption of share repurchases, a special dividend and an increase in the regular quarterly dividend. This was partially offset by cash generated from operating activities.

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for each of the past three fiscal years ($ in millions):

	2016	2015	2014
Total cash provided by (used in):
Operating activities	$1,322	$1,935	$1,094
Investing activities	(419)	(1,712)	(517)
Financing activities	(1,515)	(223)	319
Effect of exchange rate changes on cash	(38)	(52)	(44)
Increase (decrease) in cash and cash equivalents	$(650)	$(52)	$852

Operating Activities

The decrease in cash provided by operating activities in fiscal 2016 compared to fiscal 2015 was primarily due to the timing of inventory receipts and income tax payments. During fiscal 2016, we decided to bring Holiday inventory in early and the Super Bowl shifted to the first quarter of fiscal 2017, which caused us to hold our inventory longer and settle our accounts payable related to that inventory prior to year-end. In addition, we paid more income taxes in fiscal 2016 primarily due to the timing of when payments were made.

The increase in cash provided by operating activities in fiscal 2015 compared to fiscal 2014 was primarily due to improved management of working capital in fiscal 2015. Additionally, in fiscal 2014 there were larger cash outflows from accounts payable, following unusually high balances at the end of fiscal 2013 due to timing of inventory receipts.

Investing Activities

The decrease in cash used in investing activities in fiscal 2016 compared to fiscal 2015 was primarily due to increased sales of short-term investments partially offset by capital expenditures (see Capital Expenditures below).

The increase in cash used in investing activities in fiscal 2015 compared to fiscal 2014 was primarily due to increased purchases of short-term investments in fiscal 2015.

Financing Activities

The increase in cash used by financing activities in fiscal 2016 compared to fiscal 2015 was primarily due to share repurchases and dividend payments. In fiscal 2016, we purchased $1.0 billion of common stock as part of our June 2011 share repurchase program. In addition, we increased our normal dividend from 2015 to 2016 and paid a special dividend in 2016.

The decrease in cash provided by financing activities in fiscal 2015 compared to fiscal 2014 was primarily due to decreased borrowing and decreased proceeds from the issuance of common stock, primarily from the exercise of employee stock options.

Sources of Liquidity

Funds generated by operating activities, available cash and cash equivalents, short-term investments, our credit facilities, and other debt arrangements and trade payables are our most significant sources of liquidity. We believe our sources of liquidity will be sufficient to sustain operations and to finance anticipated capital investments and strategic initiatives. However, in the event our liquidity is insufficient, we may be required to limit our spending. There can be no assurance that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under our existing credit facilities or obtain additional financing, if necessary, on favorable terms.

On June 30, 2014, we entered into a new $1.25 billion five-year senior unsecured revolving credit facility (the "Five-Year Facility Agreement") with a syndicate of banks that expires in June 2019. The Five-Year Facility Agreement replaced the previous $1.5 billion unsecured revolving credit facility, which was originally scheduled to expire in October 2016, but was terminated on June 30, 2014. At January 31, 2015, and January 30, 2016, we had no borrowings outstanding under the Five-Year Facility Agreement. Refer to Note 5, Debt, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information about our credit facilities.

Our ability to access our revolving credit facility under the Five-Year Facility Agreement is subject to our compliance with the terms and conditions of the facility, including financial covenants. The financial covenants require us to maintain certain financial ratios. At January 30, 2016, we were in compliance with all such financial covenants. If an event of default were to occur with respect to any of our other debt, it would likely constitute an event of default under our facilities as well.

An interest coverage ratio represents the ratio of pre-tax earnings before fixed charges (interest expense and the interest portion of rent expense) to fixed charges. Our interest coverage ratio, calculated as reported in Exhibit No. 12.1 of this Annual Report on Form 10-K, was 5.16 and 5.08 in fiscal 2016 and fiscal 2015, respectively.

Our credit ratings and outlooks at March 21, 2016, are summarized below. On August 15, 2015, Standard & Poor's Rating Services ("Standard & Poor's") upgraded its long-term credit rating from BB to BB+ with a Stable outlook. On August 24, 2015, Moody's Investors Service, Inc. ("Moody's") upgraded its long-term credit rating from Baa2 to Baa1 with a Stable outlook. On August 26, 2015, Fitch Ratings Limited ("Fitch") upgraded its long-term credit rating from BB to BBB- with a Stable outlook.

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

Restricted Cash

Our liquidity is also affected by restricted cash balances that are pledged as collateral or restricted to use for general liability insurance and workers' compensation insurance. Restricted cash and cash equivalents related to our continuing operations, which are included in other current assets, remained flat at $185 million and $184 million at January 30, 2016, and January 31, 2015, respectively.

Capital Expenditures

Our capital expenditures typically include investments in our stores, distribution capabilities and information technology enhancements (including e-commerce). During fiscal 2016, we invested $649 million in property and equipment, primarily related to upgrading our information technology systems and capabilities, and store-related projects.

The following table presents our capital expenditures for each of the past three fiscal years ($ in millions):

	2016	2015	2014
New stores	$5	$3	$8
Store-related projects(1)	241	177	110
E-commerce and information technology	390	355	350
Other	13	16	9
Total capital expenditures(2)(3)	$649	$551	$477

(1)	Includes store remodels and various merchandising projects.

(2)	Excludes $10 million and $70 million for fiscal 2015 and 2014, respectively, related to Five Star and Best Buy Europe.

(3)
Total capital expenditures exclude non-cash capital expenditures of $92 million, $14 million and $13 million for fiscal 2016, fiscal 2015 and 2014, respectively. Non-cash capital expenditures are comprised of capitalized leases, as well as additions to property and equipment included in accounts payable.

In fiscal 2017, we estimate cash capital expenditures of approximately $650 million to $700 million, with the focus on retail store, e-commerce and information technology projects.

Debt and Capital

We have $350 million principal amount of notes due March 15, 2016 (the “2016 Notes”), $500 million principal amount of notes due August 1, 2018 (the “2018 Notes”) and $650 million principal amount of notes due March 15, 2021 (the “2021 Notes”). Refer to Note 5, Debt, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information about our 2016 Notes, 2018 Notes and 2021 Notes. In March 2016, we paid the balance of the 2016 Notes using existing cash resources.

Other

At January 30, 2016 and January 31, 2015, we had $178 million and $69 million, respectively, outstanding under financing lease obligations. The increase in financing lease obligations was primarily due to renewals on existing leases.

Share Repurchases and Dividends

We repurchase our common stock in the open market pursuant to programs approved by our Board. We may repurchase our common stock for a variety of reasons, such as acquiring shares to offset dilution related to equity-based incentives, including stock options and our employee stock purchase plan, and optimizing our capital structure. We consider several factors in determining whether to make share repurchases including, among other things, our cash needs, the availability of funding, our future business plans and the market price of our stock. If we decide to make future share repurchases, we expect that cash provided by future operating activities, as well as available cash and cash equivalents, will be the sources of funding for our share repurchases.

We have a $5.0 billion share repurchase program that was authorized by our Board in June 2011. There is no expiration date governing the period over which we can repurchase shares under the June 2011 share repurchase program.

At the end of fiscal 2015, $4.0 billion under this program was available for share repurchases. In fiscal 2016 we repurchased and retired 32.8 million shares at a cost of $1.0 billion, which included the use of an accelerated share repurchase ("ASR") contract. Refer to Note 7, Shareholders' Equity, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information regarding the ASR. At the end of fiscal 2016, $3.0 billion of the $5.0 billion share repurchase program authorized by our Board in June 2011 was available for future share repurchases. Repurchased shares have been retired and constitute authorized but unissued shares.

In fiscal 2004, our Board initiated the payment of a regular quarterly cash dividend on our common stock. A quarterly cash dividend has been paid in each subsequent quarter. The payment of cash dividends is subject to customary legal and contractual restrictions. During fiscal 2016, we made four cash dividend payments totaling $1.43 per share, or $499 million in the aggregate. During fiscal 2015, we made four cash dividend payments totaling $0.72 per share, or $251 million in the aggregate.

On February 25, 2016, we announced a plan to return capital to shareholders. The plan includes a special dividend of $0.45 per share, or approximately $145 million, and a 22% increase in our regular quarterly dividend to $0.28 per share. We plan to continue share repurchases under the June 2011 program, with the intent to repurchase $1.0 billion in shares over the next two years.

Other Financial Measures

Our current ratio, calculated as current assets divided by current liabilities, was 1.4 as of January 30, 2016, compared to 1.5 at the end of fiscal 2015. The lower current ratio in fiscal 2016 was driven by an increase in current liabilities due to our 2016 Notes being due in fiscal 2017 and a decrease in current assets due to a lower cash balance.

Our debt to earnings ratio was 2.1 as of January 30, 2016, compared to 1.3 as of January 31, 2015, due primarily to a decrease in net earnings from continuing operations in fiscal 2016 compared to the same period in the prior year. Our adjusted debt to EBITDAR ratio, which includes capitalized operating lease obligations in its calculation, was 2.6 and 2.8 as of January 30, 2016 and January 31, 2015, respectively. The decrease in the ratio was due to a decrease in capitalized operating lease obligations and an increase in EBITDAR.

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

The following table presents a reconciliation of our debt to net earnings ratio to our adjusted debt to EBITDAR ratio for continuing operations ($ in millions):

	2016(1)	2015(1)
Debt (including current portion)	$1,734	$1,613
Capitalized operating lease obligations (8 times rental expense)(2)	6,266	6,653
Adjusted debt	$8,000	$8,266

Net earnings from continuing operations	$807	$1,246
Interest expense, net	65	63
Income tax expense	503	141
Depreciation and amortization expense(3)	656	689
Rental expense	783	832
Restructuring charges and other(4)	263	—
EBITDAR	$3,077	$2,971

Debt to net earnings ratio	2.1	1.3
Adjusted debt to EBITDAR ratio	2.6	2.8

(1)
Debt is reflected as of the balance sheet dates for each of the respective fiscal periods, while rental expense and the other components of EBITDAR represent activity for the 12 months ended January 30, 2016 and January 31, 2015.

(2)
The multiple of eight times annual rental expense in the calculation of our capitalized operating lease obligations is the multiple used for the retail sector by one of the nationally recognized credit rating agencies that rate our creditworthiness, and we consider it to be an appropriate multiple for our lease portfolio.

(3)	Depreciation and amortization expense includes impairments of fixed assets, investments and intangible assets (including impairments associated with our fiscal restructuring activities).

(4)	Includes the impact of restructuring charges, non-restructuring asset impairments and CRT litigation settlements.

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

The following table presents information regarding our contractual obligations by fiscal year ($ in millions):

		Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt obligations(1)	$1,518	$350	$513	$—	$655
Capital lease obligations	46	14	15	5	12
Financing lease obligations	212	42	64	40	66
Interest payments	242	59	107	76	—
Operating lease obligations(2)	3,363	813	1,280	749	521
Purchase obligations(3)	2,033	1,944	73	16	—
Unrecognized tax benefits(4)	469
Deferred compensation(5)	34
Total	$7,917	$3,222	$2,052	$886	$1,254
Note: For additional information refer to Note 5, Debt; Note 8, Leases; Note 10, Income Taxes; and Note 12, Contingencies and Commitments, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

(1)	Represents principal amounts only and excludes interest rate swap valuation adjustments.

(2)
Operating lease obligations do not include payments to landlords covering real estate taxes and common area maintenance. These charges, if included, would increase total operating lease obligations by $1.1 billion at January 30, 2016.

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

(5)
Included in Long-term liabilities on our Consolidated Balance Sheet at January 30, 2016, was a $34 million obligation for deferred compensation. As the specific payment dates for the deferred compensation are unknown, the related balances have not been reflected in the "Payments Due by Period" section of the table.

Additionally, we have $1.25 billion in undrawn capacity on our credit facilities at January 30, 2016, which if drawn upon, would be included as short-term debt in our Consolidated Balance Sheets.

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

Our significant accounting policies are discussed in Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. We believe that the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results. These estimates require our most difficult, subjective or complex judgments, because they relate to matters that are inherently uncertain. We have reviewed these critical accounting estimates and related disclosures with the Audit Committee of our Board.

Except where noted, we have not made any material changes to the accounting methodologies for the areas described below.

Inventory

We value our inventory at the lower of cost or market through the establishment of markdown and inventory loss adjustments. Markdown adjustments reflect the excess of cost over the net proceeds we expect to realize from the ultimate sale or other disposal of inventory and establish a new cost basis. Subsequent changes in facts or circumstances do not result in the reversal of previously recorded markdowns or an increase in that newly established cost basis. Markdown adjustments involve uncertainty because the calculations require management to make assumptions and to apply judgment regarding factors such as forecast consumer demand, the promotional environment and technological obsolescence.

We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our markdown adjustments. However, if actual outcomes are different than we anticipated, we may be exposed to losses or gains that could be material. A 10% change in our markdown adjustment at January 30, 2016, would have affected net earnings by approximately $9 million in fiscal 2016.

Vendor Allowances

We receive allowances from certain vendors through a variety of programs and arrangements. We treat a substantial majority of these allowances as an offset to the cost of the product or services provided. Sell-through allowances are collected when inventory is sold to customers and recognized as a reduction in cost of sales at that time. Certain other types of funding, most notably receipt-based allowances, are collected when we take receipt of inventory and deferred as a reduction of inventory until inventory is sold. The estimation of the deferral for these types of funding is complex and requires detailed analysis of factors such as product and vendor mix, inventory turn and a large range of diverse allowance programs.

We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate our vendor funding deferral. A 10% difference in our vendor funding deferral at January 30, 2016, would have affected net earnings by approximately $21 million in fiscal 2016.

We also receive vendor allowances for achieving certain volume targets. These vendor allowances are accrued as earned over the incentive period, based on estimates of purchases. Amounts accrued throughout the program year could require adjustment if actual purchase volumes differ from projected purchase volumes, especially in the case of programs that provide for increased funding when graduated volume tiers are met. We believe that our estimate of vendor allowances earned based on expected volume of purchases over the incentive period is an accurate reflection of the ultimate allowances to be received from our vendors. Since most volume-based programs apply to a calendar year or our fiscal year, the amount of judgment required as of any fiscal year end is minimal.

Property and Equipment Impairments

Property and equipment assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

When evaluating property and equipment assets for potential impairment, we first compare the carrying value of the asset to its estimated undiscounted future cash flows. If the sum of the estimated undiscounted future cash flows is less than the carrying value of the asset, we calculate an impairment loss. The impairment loss calculation compares the carrying value of the asset to its estimated fair value, which is typically based on estimated discounted future cash flows. We recognize an impairment loss if the amount of the asset's carrying value exceeds the asset's estimated fair value. If we recognize an impairment loss, the adjusted carrying amount of the asset becomes its new cost basis. For a depreciable asset, the new cost basis is depreciated over the remaining useful life of that asset.

When reviewing property and equipment assets for impairment, we group assets with other assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. For assets deployed at store locations, we review for impairment at the individual store level. These reviews involve comparing the carrying value of all property and equipment located at each store to the net cash flow projections for each store. In addition, we conduct separate impairment reviews at other levels as appropriate. For example, a shared asset such as a distribution center would be evaluated by reference to the aggregate assets and projected cash flows of all areas of the businesses utilizing those shared assets.

Our impairment loss calculations require management to make assumptions and to apply judgment in order to estimate fair values, including estimating cash flows and useful lives and selecting a discount rate that reflects the risk inherent in future cash flows. If actual results are not consistent with our estimates and assumptions we may be exposed to impairments that could be material. We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate property and equipment asset impairment losses.

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

The carrying value of goodwill at January 30, 2016, was $425 million, which related entirely to our Domestic segment. In fiscal 2016, we determined that the excess of fair value over carrying value was substantial. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to test for impairment losses on goodwill. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to an impairment charge that could be material.

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

Returns – We recognize revenue, net of estimated returns, at the time the customer takes possession of merchandise or receives services. We estimate the liability for sales returns with a corresponding reduction to revenue and cost of sales based on historical return data. We believe that our estimate for sales returns, which represents the estimated gross margin impact of returns, is a reasonable reflection of future returns and financial impacts. However, if our estimates are significantly below or above the actual return amounts, our reported revenue and cost of sales could be impacted. A 10% difference in our returns reserve at January 30, 2016, would have affected net earnings by approximately $2 million in fiscal 2016.

Gift Card Breakage – We sell gift cards to customers in our retail stores, through our websites and through select third parties. A liability is initially established for the value of the gift card when sold. We recognize revenue from gift cards when the card is redeemed by the customer. For unredeemed gift cards we recognize breakage when the likelihood of the gift card being redeemed by the customer is deemed remote and we determine that we do not have a legal obligation to remit the value of the unredeemed gift cards to a relevant jurisdiction. We determine the breakage rate based on historical redemption patterns, which show that after 24 months, we can reasonably estimate breakage. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to record breakage. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to an impairment charge that could be material.

Customer Loyalty Programs – We have customer loyalty programs which allow members to earn points for each purchase completed or when using our co-branded credit cards. Points earned enable members to receive a certificate that may be redeemed on future purchases. The value of points earned by our loyalty program members is included in accrued liabilities and recorded as a reduction in revenue at the time the points are earned, based on the value of points that are projected to be redeemed. Our estimate of the amount and timing of redemptions of certificates is based primarily on historical data. A 10% difference in our customer loyalty point liability at January 30, 2016, would have affected net earnings by approximately $13 million in fiscal 2016.

We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions of our revenue recognition critical accounting estimates. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material.

New Accounting Pronouncements

For a description of new applicable accounting pronouncements, see Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

In addition to the risks inherent in our operations, we are exposed to certain market risks.

Interest Rate Risk

We are exposed to changes in short-term market interest rates and these changes in rates will impact our net interest expense. Our cash and short-term investments generate interest income that will vary based on changes in short-term interest rates, and we have also swapped a portion of our fixed-rate debt to floating-rate such that the interest expense on this debt will vary with short-term interest rates. Refer to Note 5, Debt, and Note 6, Derivative Instruments, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information regarding our interest rate swaps.

As of January 30, 2016, we had $3.3 billion of cash and short-term investments and $750 million of debt that has been swapped to floating rate. Therefore, we had net cash and short-term investments of $2.6 billion generating income which is exposed to interest rate changes. As of January 30, 2016, a 50 basis point increase in short-term interest rates would lead to an estimated $13 million reduction in net interest expense, and conversely a 50 basis point decrease in short-term interest rates would lead to an estimated $13 million increase in net interest expense.

Foreign Currency Exchange Rate Risk

We have market risk arising from changes in foreign currency exchange rates related to our International segment operations. On a limited basis, we utilize foreign exchange forward contracts to manage foreign currency exposure to certain forecast inventory purchases, recognized receivable and payable balances and our investment in our Canadian operations. Our primary objective in holding derivatives is to reduce the volatility of net earnings and cash flows, as well as of the net asset value associated with changes in foreign currency exchange rates. Our foreign currency risk management strategy includes both hedging instruments and derivatives that are not designated as hedging instruments, which generally have terms of up to 12 months. Refer to Note 6, Derivative Instruments, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information regarding our these instruments.

The strength of the U.S. dollar compared to the Canadian dollar and Mexican peso compared to the prior-year period had a negative overall impact on our revenue as these currencies translated into fewer U.S. dollars. We estimate that foreign currency exchange rate fluctuations had a net unfavorable impact on our revenue in fiscal 2016 of approximately $534 million and a net favorable impact on earnings of $20 million. In fiscal 2015, the impact of foreign currency exchange rate fluctuations had an unfavorable impact on our revenue of approximately $308 million and an unfavorable impact on earnings of $4 million.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we assessed the effectiveness of our internal control over financial reporting as of January 30, 2016, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessment, we have concluded that our internal control over financial reporting was effective as of January 30, 2016. During our assessment, we did not identify any material weaknesses in our internal control over financial reporting. Deloitte & Touche LLP, the independent registered public accounting firm that audited our consolidated financial statements for the year ended January 30, 2016, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, has issued an unqualified attestation report on our internal control over financial reporting as of January 30, 2016.

Hubert Joly Chairman and Chief Executive Officer (duly authorized and principal executive officer)	Sharon L. McCollam Chief Administrative Officer and Chief Financial Officer (duly authorized and principal financial officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Best Buy Co., Inc.
Richfield, Minnesota

We have audited the accompanying consolidated balance sheets of Best Buy Co., Inc. and subsidiaries (the “Company”) as of January 30, 2016 and January 31, 2015 and the related consolidated statements of earnings, comprehensive income, cash flows, and changes in shareholders’ equity for each of the three years in the period ended January 30, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Best Buy Co., Inc. and subsidiaries as of January 30, 2016 and January 31, 2015, and the results of their operations and their cash flows for each of the three years ended January 30, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 30, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 23, 2016, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Minneapolis, Minnesota
March 23, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Best Buy Co., Inc.:
Richfield, Minnesota

We have audited the internal control over financial reporting of Best Buy Co., Inc. and subsidiaries (the “Company”), as of January 30, 2016, based on criteria established in Internal Control -Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 30, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the fiscal year ended January 30, 2016, of the Company and our report dated March 23, 2016 expressed an unqualified opinion on those financial statements and financial statement schedule.

Minneapolis, Minnesota
March 23, 2016

Consolidated Balance Sheets
$ in millions, except per share and share amounts

	January 30, 2016	January 31, 2015
Assets
Current Assets
Cash and cash equivalents	$1,976	$2,432
Short-term investments	1,305	1,456
Receivables, net	1,162	1,280
Merchandise inventories	5,051	5,174
Other current assets	392	449
Current assets held for sale	—	681
Total current assets	9,886	11,472
Property and Equipment
Land and buildings	613	611
Leasehold improvements	2,220	2,201
Fixtures and equipment	5,002	4,729
Property under capital and financing leases	272	119
	8,107	7,660
Less accumulated depreciation	5,761	5,365
Net property and equipment	2,346	2,295
Goodwill	425	425
Intangibles, Net	18	57
Other Assets	813	829
Non-current assets held for sale	31	167
Total Assets	$13,519	$15,245

Liabilities and Equity
Current Liabilities
Accounts payable	$4,450	$5,030
Unredeemed gift card liabilities	409	411
Deferred revenue	357	326
Accrued compensation and related expenses	384	372
Accrued liabilities	802	782
Accrued income taxes	128	230
Current portion of long-term debt	395	41
Current liabilities held for sale	—	585
Total current liabilities	6,925	7,777
Long-Term Liabilities	877	881
Long-Term Debt	1,339	1,572
Contingencies and Commitments (Note 12)
Long-Term Liabilities held for sale	—	15
Equity
Best Buy Co., Inc. Shareholders' Equity
Preferred stock, $1.00 par value: Authorized — 400,000 shares; Issued and outstanding — none	—	—
Common stock, $0.10 par value: Authorized — 1.0 billion shares; Issued and outstanding — 323,779,000 and 351,468,000 shares, respectively	32	35
Prepaid share repurchase	(55)	—
Additional paid-in capital	—	437
Retained earnings	4,130	4,141
Accumulated other comprehensive income	271	382
Total Best Buy Co., Inc. shareholders' equity	4,378	4,995
Noncontrolling interests	—	5
Total equity	4,378	5,000
Total Liabilities and Equity	$13,519	$15,245
See Notes to Consolidated Financial Statements.

Consolidated Statements of Earnings
$ in millions, except per share amounts

Fiscal Years Ended	January 30, 2016	January 31, 2015	February 1, 2014
Revenue	$39,528	$40,339	$40,611
Cost of goods sold	30,334	31,292	31,212
Restructuring charges — cost of goods sold	3	—	—
Gross profit	9,191	9,047	9,399
Selling, general and administrative expenses	7,618	7,592	8,106
Restructuring charges	198	5	149
Operating income	1,375	1,450	1,144
Other income (expense)
Gain on sale of investments	2	13	20
Investment income and other	13	14	19
Interest expense	(80)	(90)	(100)
Earnings from continuing operations before income tax expense	1,310	1,387	1,083
Income tax expense	503	141	388
Net earnings from continuing operations	807	1,246	695
Gain (loss) from discontinued operations (Note 2), net of tax benefit (expense) of $(1), $0 and $31	90	(11)	(172)
Net earnings including noncontrolling interests	897	1,235	523
Net (earnings) loss from discontinued operations attributable to noncontrolling interests	—	(2)	9
Net earnings attributable to Best Buy Co., Inc. shareholders	$897	$1,233	$532

Basic earnings (loss) per share attributable to Best Buy Co., Inc. shareholders
Continuing operations	$2.33	$3.57	$2.03
Discontinued operations	0.26	(0.04)	(0.47)
Basic earnings per share	$2.59	$3.53	$1.56

Diluted earnings (loss) per share attributable to Best Buy Co., Inc. shareholders
Continuing operations	$2.30	$3.53	$2.00
Discontinued operations	0.26	(0.04)	(0.47)
Diluted earnings per share	$2.56	$3.49	$1.53

Weighted-average common shares outstanding (in millions)
Basic	346.5	349.5	342.1
Diluted	350.7	353.6	347.6

See Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
$ in millions

Fiscal Years Ended	January 30, 2016	January 31, 2015	February 1, 2014
Net earnings including noncontrolling interests	$897	$1,235	$523
Foreign currency translation adjustments	(44)	(103)	(147)
Unrealized gain (loss) on available-for-sale investments	—	(3)	6
Reclassification of foreign currency translations adjustments into earnings due to sale of business	(67)	—	654
Reclassification of (gains) losses on available-for-sale investments into earnings	—	(4)	2
Comprehensive income including noncontrolling interests	786	1,125	1,038
Comprehensive income attributable to noncontrolling interests	—	(2)	(126)
Comprehensive income attributable to Best Buy Co., Inc. shareholders	$786	$1,123	$912

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
$ in millions

Fiscal Years Ended	January 30, 2016	January 31, 2015	February 1, 2014
Operating Activities
Net earnings including noncontrolling interests	$897	$1,235	$523
Adjustments to reconcile net earnings to total cash provided by operating activities:
Depreciation	657	656	701
Amortization of definite-lived intangible assets	—	—	15
Restructuring charges	201	23	259
(Gain) Loss on sale of business	(99)	(1)	143
Stock-based compensation	104	87	90
Deferred income taxes	49	(297)	(28)
Other, net	38	8	62
Changes in operating assets and liabilities:
Receivables	123	(19)	7
Merchandise inventories	86	(141)	597
Other assets	36	29	(70)
Accounts payable	(536)	434	(986)
Other liabilities	(140)	(164)	(273)
Income taxes	(94)	85	54
Total cash provided by operating activities	1,322	1,935	1,094
Investing Activities
Additions to property and equipment, net of $92, $14 and $13 of non-cash capital expenditures	(649)	(561)	(547)
Purchases of investments	(2,281)	(2,804)	(230)
Sales of investments	2,427	1,580	50
Proceeds from sale of business, net of cash transferred	103	39	206
Change in restricted assets	(47)	29	5
Other, net	28	5	(1)
Total cash used in investing activities	(419)	(1,712)	(517)
Financing Activities
Repurchase of common stock	(1,000)	—	—
Prepayment of accelerated share repurchase	(55)	—	—
Issuance of common stock	47	50	171
Dividends paid	(499)	(251)	(233)
Repayments of debt	(28)	(24)	(2,033)
Proceeds from issuance of debt	—	—	2,414
Other, net	20	2	—
Total cash provided by (used in) financing activities	(1,515)	(223)	319
Effect of Exchange Rate Changes on Cash	(38)	(52)	(44)
Increase (Decrease) in Cash and Cash Equivalents	(650)	(52)	852
Cash and Cash Equivalents at Beginning of Period, Excluding Held for Sale	2,432	2,678	1,826
Cash and Cash Equivalents Held for Sale at Beginning of Period	194	—	—
Cash and Cash equivalents at End of Period	1,976	2,626	2,678
Cash and Cash Equivalents Held for Sale at End of Period	—	(194)	—
Cash and Cash Equivalents at End of Period, Excluding Held for Sale	$1,976	$2,432	$2,678
Supplemental Disclosure of Cash Flow Information
Income taxes paid	$550	$355	$332
Interest paid	77	81	82

See Notes to Consolidated Financial Statements.

Consolidated Statements of Changes in Shareholders' Equity
$ and shares in millions

	Common Shares	Common Stock	Prepaid Share Repurchase	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Best Buy Co., Inc. Shareholders' Equity	Non controlling Interests	Total Equity
Balances at February 2, 2013	338	34	—	54	2,861	112	3,061	654	3,715
Net earnings (loss)	—	—	—	—	532	—	532	(9)	523
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	—	—	—	(136)	(136)	(11)	(147)
Unrealized gains (losses) on available-for-sale investments	—	—	—	—	—	7	7	(1)	6
Reclassification of foreign currency translation adjustments into earnings	—	—	—	—	—	508	508	146	654
Reclassification of losses on available-for-sale investments into earnings	—	—	—	—	—	1	1	1	2
Sale of noncontrolling interest	—	—	—	—	—	—	—	(776)	(776)
Dividend distribution	—	—	—	—	—	—	—	(1)	(1)
Tax loss from stock options canceled or exercised, restricted stock vesting and employee stock purchase plan	—	—	—	(22)	—	—	(22)	—	(22)
Issuance of common stock under employee stock purchase plan	1	—	—	13	—	—	13	—	13
Stock-based compensation	—	—	—	97	—	—	97	—	97
Restricted stock vested and stock options exercised	8	1	—	158	—	—	159	—	159
Common stock dividends, $0.68 per share	—	—	—	—	(234)	—	(234)	—	(234)
Balances at February 1, 2014	347	35	—	300	3,159	492	3,986	3	3,989
Net earnings	—	—	—	—	1,233	—	1,233	2	1,235
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	—	—	—	—	—	(103)	(103)	—	(103)
Unrealized losses on available-for-sale investments	—	—	—	—	—	(3)	(3)	—	(3)
Reclassification of gains on available-for-sale investments into earnings	—	—	—	—	—	(4)	(4)	—	(4)
Issuance of common stock under employee stock purchase plan	—	—	—	8	—	—	8	—	8
Stock-based compensation	—	—	—	87	—	—	87	—	87
Restricted stock vested and stock options exercised	5	—	—	42	—	—	42	—	42
Common stock dividends, $0.72 per share	—	—	—	—	(251)	—	(251)	—	(251)
Balances at January 31, 2015	352	35	—	437	4,141	382	4,995	5	5,000
Net earnings	—	—	—	—	897	—	897	—	897
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	—	—	—	—	—	(44)	(44)	—	(44)
Reclassification of foreign currency translation adjustments into earnings	—	—	—	—	—	(67)	(67)	—	(67)
Sale of noncontrolling interest	—	—	—	—	—	—	—	(5)	(5)
Prepaid repurchase of common stock	—	—	(55)	—	—	—	(55)	—	(55)
Issuance of common stock under employee stock purchase plan	—	—	—	7	—	—	7	—	7
Stock-based compensation	—	—	—	104	—	—	104	—	104
Restricted stock vested and stock options exercised	5	—	—	40	—	—	40	—	40
Tax benefits from stock options exercised, restricted stock vesting and employee stock purchase plan	—	—	—	2	—	—	2	—	2
Common stock dividends, $1.43 per share	—	—	—	3	(504)	—	(501)	—	(501)
Repurchase of common stock	(33)	(3)	—	(593)	(404)	—	(1,000)	—	(1,000)
Balances at January 30, 2016	324	$32	$(55)	$—	$4,130	$271	$4,378	$—	$4,378

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

1.   Summary of Significant Accounting Policies

Unless the context otherwise requires, the use of the terms "Best Buy," "we," "us" and "our" in these Notes to Consolidated Financial Statements refers to Best Buy Co., Inc. and, as applicable, its consolidated subsidiaries.

Discontinued Operations

On June 26, 2013, we sold our 50% ownership interest in Best Buy Europe Distributions Limited ("Best Buy Europe"). On February 1, 2014, we sold mindSHIFT Technologies, Inc. ("mindSHIFT"). On February 13, 2015, we sold Jiangsu Five Star Appliance Co., Limited ("Five Star"). The results of Best Buy Europe, mindSHIFT and Five Star are presented as discontinued operations for all periods. See Note 2, Discontinued Operations, for further information.

Description of Business

We are a leading provider of technology products, services and solutions. We offer these products and services to the customers who visit our stores, engage with Geek Squad agents or use our websites or mobile applications. We have operations in the U.S., Canada and Mexico. We have two reportable segments: Domestic and International. The Domestic segment is comprised of the operations in all states, districts and territories of the U.S., under various brand names including Best Buy, bestbuy.com, Best Buy Mobile, Best Buy Direct, Best Buy Express, Geek Squad, Magnolia Home Theater and Pacific Kitchen and Home. The International segment is comprised of all operations in Canada and Mexico under the brand names Best Buy, bestbuy.com.ca, bestbuy.com.mx, Best Buy Express, Best Buy Mobile and Geek Squad.

Basis of Presentation

The consolidated financial statements include the accounts of Best Buy Co., Inc. and its consolidated subsidiaries. All intercompany balances and transactions are eliminated upon consolidation.

In order to align our fiscal reporting periods and comply with statutory filing requirements, we consolidate the financial results of our Mexico operations, as well as our discontinued Europe and China operations, on a one-month lag. Our policy is to accelerate recording the effect of events occurring in the lag period that significantly affect our consolidated financial statements. No significant intervening event occurred in these operations that would have materially affected our financial condition, results of operations, liquidity or other factors had it been recorded during fiscal 2016, 2015 or 2014.

In preparing the accompanying consolidated financial statements, we evaluated the period from January 31, 2016, through the date the financial statements were issued for material subsequent events requiring recognition or disclosure. Other than as described in Note 5, Debt, and Note 7, Shareholders' Equity, no such events were identified for this period.

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

Fiscal Year

Our fiscal year ends on the Saturday nearest the end of January. Fiscal 2016, 2015, and 2014 each included 52 weeks.

New Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-18, Reporting Discontinued Operations and Disclosures of Components of an Entity. The new guidance amends the definition of a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. We adopted the new guidance in the first quarter of fiscal 2016, and the adoption of the new guidance did not have a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, as a new Topic. Accounting Standards Codification (ASC) Topic 606. The new guidance provides a comprehensive framework for the analysis of revenue transactions and will apply to all of our revenue streams. Based on the current effective dates, the new guidance would first apply in the first quarter of our fiscal 2019. While we are still in the process of evaluating the effect of adoption on our financial statements, we do not currently expect a material impact on our results of operations, cash flows or financial position.

In February 2016, the FASB issued ASU 2016-02, Leases. The new guidance was issued to increase transparency and comparability among companies by requiring most leases be included on the balance sheet and by expanding disclosure requirements. Based on the current effective dates, the new guidance would first apply in the first quarter of our fiscal 2020. We are still in the process of evaluating the effect of adoption on our financial statements.

Changes in Accounting Principles

In the fourth quarter of fiscal 2016, we adopted the following ASUs:

•
The FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs in April 2015 and ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements in August 2015. The new guidance aligns the treatment of debt issuance costs, with the exception of debt issuance costs related to lines of credit, with the treatment of debt discounts, so that the debt issuance costs are presented on the balance sheet as a direct deduction from the carrying amount of that debt liability. In the fourth quarter of fiscal 2016, we retrospectively adopted ASU 2015-03 and ASU 2015-15. The adoption did not have a material impact on our results of operations, cash flows or financial position.

•
In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. The new guidance is part of the simplification initiative and requires all deferred income tax liabilities and assets to be classified as non-current. In the fourth quarter of fiscal 2016, we retrospectively adopted ASU 2015-17. The adoption did not have a material impact on our results of operations, cash flows or financial position.

The following table reconciles the balance sheet line items impacted by the adoption of these two standards for fiscal 2015:

Balance Sheet	2015 Reported	ASU 2015-03 & 2015-15 Adjustments	ASU 2015-17 Adjustments	2015 Adjusted
Other current assets	$703	$(2)	$(252)	$449
Current assets held for sale	684	—	(3)	681
Other assets	583	(6)	252	829
Total assets	$15,256	$(8)	$(3)	$15,245

Long-term debt	$1,580	$(8)	$—	$1,572
Long-term liabilities held for sale	18	—	(3)	15
Total liabilities & equity	$15,256	$(8)	$(3)	$15,245

Cash and Cash Equivalents

Cash primarily consists of cash on hand and bank deposits. Cash equivalents consist of money market funds, treasury bills, commercial paper, corporate bonds and deposits with an original maturity of 3 months or less when purchased. The amounts of cash equivalents at January 30, 2016, and January 31, 2015, were $1,208 million and $1,660 million, respectively, and the weighted-average interest rates were 0.5% and 0.4%, respectively.

Receivables

Receivables consist principally of amounts due from mobile phone network operators for commissions earned; banks for customer credit card and debit card transactions; and vendors for various vendor funding programs.

We establish allowances for uncollectible receivables based on historical collection trends and write-off history. Our allowances for uncollectible receivables were $49 million and $59 million at January 30, 2016, and January 31, 2015, respectively.

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

Restricted Assets

Restricted cash totaled $185 million at January 30, 2016 and is included in other current assets. Restricted cash totaled $292 million at January 31, 2015, of which $184 million is related to continuing operations and included in other current assets and $108 million is included in current assets held for sale in our Consolidated Balance Sheet. Such balances are pledged as collateral or restricted to use for general liability insurance and workers' compensation insurance.

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

Costs associated with the acquisition or development of software for internal use are capitalized and amortized over the expected useful life of the software, generally from three to seven years. A subsequent addition, modification or upgrade to internal-use software is capitalized to the extent that it enhances the software's functionality or extends its useful life. Capitalized software is included in fixtures and equipment. Software maintenance and training costs are expensed in the period incurred.

Property under capital and financing leases is comprised of buildings and equipment used in our operations. The related depreciation for capital and financing leases assets is included in depreciation expense. The carrying value of property under capital and financing leases was $165 million and $44 million at January 30, 2016, and January 31, 2015, respectively, net of accumulated depreciation of $107 million and $75 million, respectively.

Estimated useful lives by major asset category are as follows:

Asset	Life (in years)
Buildings	35
Leasehold improvements	3-25
Fixtures and equipment	3-20
Property under capital and financing leases	2-20

Impairment of Long-Lived Assets and Costs Associated With Exit Activities

Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Factors considered important that could result in an impairment review include, but are not limited to, significant under-performance relative to historical or planned operating results, significant changes in the manner of use or expected life of the assets, or significant changes in our business strategies. An impairment loss is recognized when the estimated undiscounted cash flows expected to result from the use of the asset plus net proceeds expected from the disposition of the asset (if any) are less than the carrying value of the asset net of other liabilities. When an impairment loss is recognized, the carrying amount of the asset is reduced to its estimated fair value using valuation techniques such as discounted cash flow analysis.

When reviewing long-lived assets for impairment, we group long-lived assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. For example, long-lived assets deployed at store locations are reviewed for impairment at the individual store level, which involves comparing the carrying value of all land, buildings, leasehold improvements, fixtures and equipment located at each store to the net cash flow projections for each store. In addition, we conduct separate impairment reviews at other levels as appropriate, for example, to evaluate potential impairment of assets shared by several areas of operations, such as information technology systems. Refer to Note 3, Fair Value Measurements, for further information associated with the long-lived assets impairments, including valuation techniques used, impairment charges incurred, and remaining carrying values.

The present value of costs associated with vacated properties, primarily future lease costs (net of expected sublease income), are charged to earnings when we cease using the property. We accelerate depreciation on property and equipment we expect to retire when a decision is made to abandon a property.

At January 30, 2016, and January 31, 2015, the obligation associated with vacant properties included in accrued liabilities in our Consolidated Balance Sheets was $44 million and $26 million, respectively, and the obligation associated with vacant properties included in long-term liabilities in our Consolidated Balance Sheets was $54 million and $43 million, respectively. The obligation associated with vacant properties at January 30, 2016, and January 31, 2015, included amounts associated with our restructuring activities as further described in Note 4, Restructuring Charges.

Leases

We conduct the majority of our retail and distribution operations from leased locations. The leases generally require payment of real estate taxes, insurance and common area maintenance, in addition to rent. The terms of our new lease agreements for large-format stores are generally less than 10 years, although we have existing leases with terms up to 20 years. Small-format stores generally have lease terms that are half the length of large-format stores. Most of the leases contain renewal options and escalation clauses, and certain store leases require contingent rents based on factors such as specified percentages of revenue or the consumer price index.

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

At January 30, 2016, and January 31, 2015, deferred rent included in accrued liabilities in our Consolidated Balance Sheets was $36 million and $31 million, respectively, and deferred rent included in long-term liabilities in our Consolidated Balance Sheets was $139 million and $195 million, respectively.

In addition, we have financing leases for agreements when we are deemed the owner of the leased buildings, typically due to significant involvement during the construction period, and do not qualify for sales recognition under the sale-leaseback accounting guidance. We record the cost of the building in property and equipment, with the related liability recorded in long-term debt. At January 30, 2016 and January 31, 2015, we had $178 million and $69 million, respectively, outstanding under financing lease obligations. The increase in financing lease obligations was primarily due to renewals on existing leases.

Assets acquired under capital and financing leases are depreciated over the shorter of the useful life of the asset or the lease term, including renewal periods, if reasonably assured.
Goodwill and Intangible Assets
Goodwill

Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. We test goodwill for impairment annually, as of the first day of the fiscal fourth quarter, or when indications of potential impairment exist. We monitor the existence of potential impairment indicators throughout the fiscal year. We test for goodwill impairment at the reporting unit level and our reporting units are the components of operating segments which constitute businesses for which discrete financial information is available and is regularly reviewed by segment management. No components were aggregated in arriving at our reporting units. Our only reporting unit with a goodwill balance at the beginning of fiscal 2016 was our Domestic segment.

Our detailed impairment testing involves comparing the fair value of each reporting unit to its carrying value, including goodwill. Fair value reflects the price a market participant would be willing to pay in a potential sale of the reporting unit and is based on discounted cash flows or relative market-based approaches. If the fair value exceeds carrying value, then it is concluded that no goodwill impairment has occurred. If the carrying value of the reporting unit exceeds its fair value, a second step is required to measure possible goodwill impairment loss. The second step includes hypothetically valuing the tangible and intangible assets and liabilities of the reporting unit as if the reporting unit had been acquired in a business combination. Then, the implied fair value of the reporting unit's goodwill is compared to the carrying value of that goodwill. If the carrying value of the reporting unit's goodwill exceeds the implied fair value of the goodwill, we recognize an impairment loss in an amount equal to the excess, not to exceed the carrying value. No goodwill impairment was recorded in fiscal 2015. In fiscal 2016, we determined that the fair value of the Best Buy Domestic reporting unit exceeded its carrying value, and as a result, no goodwill impairment was recorded in fiscal 2016.

Tradenames

We include our tradenames and customer relationships within intangibles, net in our Consolidated Balance Sheets. We have an indefinite-lived tradename related to Pacific Sales included within our Domestic segment. As of the end of fiscal 2016, we have no indefinite-lived tradenames within our International segment.

Our valuation of identifiable intangible assets acquired is based on information and assumptions available to us at the time of acquisition, using income and market approaches to determine fair value. We do not amortize our indefinite-lived tradenames, but test for impairment annually, or when indications of potential impairment exist. We utilize the relief from royalty method to determine the fair value of each of our indefinite-lived tradenames. If the carrying value exceeds the fair value, we recognize an impairment loss in an amount equal to the excess. As a part of the Canada brand restructuring, we fully impaired the indefinite-lived Future Shop tradename during fiscal 2016. Refer to Note 4, Restructuring Charges, for additional information. No other impairments were identified during fiscal 2016.

The changes in the carrying amount of goodwill and indefinite-lived tradenames by segment were as follows in fiscal 2016, 2015 and 2014 ($ in millions):

	Goodwill			Indefinite-Lived Tradenames
	Domestic	International	Total	Domestic	International	Total
Balances at February 2, 2013	$528	$—	$528	$19	$112	$131
Sale of business(1)	(103)	—	(103)	—	(22)	(22)
Impairments	—	—	—	—	(4)	(4)
Changes in foreign currency exchange rates	—	—	—	—	(4)	(4)
Balances at February 1, 2014	425	—	425	19	82	101
Sale of business(2)	—	—	—		(37)	(37)
Impairments	—	—	—	(1)	—	(1)
Changes in foreign currency exchange rates	—	—	—	—	(6)	(6)
Balances at January 31, 2015	425	—	425	18	39	57
Canada brand restructuring (3)	—	—	—	—	(40)	(40)
Changes in foreign currency exchange rates	—	—	—	—	1	1
Balances at January 30, 2016	$425	$—	$425	$18	$—	$18

(1)	Represents goodwill written off as a result of the sale of mindSHIFT in fiscal 2014 and indefinite-lived tradenames written off as a result of the sale of Best Buy Europe in fiscal 2014.

(2)	Primarily represents the Five Star indefinite-lived tradenames classified as held for sale at January 31, 2015.

(3)	Represents the Future Shop tradename impaired as a result of the Canada brand restructuring in the first quarter of fiscal 2016. See Note 4, Restructuring Charges, for further discussion.

The following table provides the gross carrying amount of goodwill and cumulative goodwill impairment losses ($ in millions):

	January 30, 2016		January 31, 2015
	Gross Carrying Amount	Cumulative Impairment	Gross Carrying Amount(1)	Cumulative Impairment(1)
Goodwill	$1,100	$(675)	$1,100	$(675)

(1)	Excludes the gross carrying amount and cumulative impairment related to Five Star, which was held for sale at the end of fiscal 2015. The sale of Five Star was completed on February 13, 2015.
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

	January 30, 2016	January 31, 2015
Accrued liabilities	$62	$60
Long-term liabilities	54	53
Total	$116	$113

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

Accrued Liabilities

The major components of accrued liabilities at January 30, 2016, and January 31, 2015, were state and local tax liabilities, rent-related liabilities including accrued real estate taxes, loyalty program liabilities and self-insurance reserves.

Long-Term Liabilities

The major components of long-term liabilities at January 30, 2016, and January 31, 2015, were unrecognized tax benefits, rent-related liabilities, deferred compensation plan liabilities, self-insurance reserves and deferred revenue.

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

Revenue Recognition

We recognize revenue when the sales price is fixed or determinable, collection is reasonably assured and the customer takes possession of the merchandise, or in the case of services, the service has been provided. Revenue excludes sales taxes collected. Revenue from merchandise sales and services is reported net of sales returns, which includes an estimate of future returns based on historical return rates, with a corresponding reduction to cost of sales. Our sales returns reserve, which represents the estimated gross margin impact of returns, was $25 million and $25 million at January 30, 2016, and January 31, 2015, respectively.

For revenue transactions that involve multiple deliverables, we defer the revenue associated with any undelivered elements. The amount of revenue deferred in connection with the undelivered elements is determined using the relative fair value of each element, which is generally based on each element's relative retail price.
Our deferred revenues primarily relate to merchandise not yet delivered to customers, services not yet completed and technical support contracts not yet completed. At January 30, 2016, short-term deferred revenue was $357 million. At January 31, 2015, short-term deferred revenue was $376 million, of which $50 million is included in current liabilities held for sale in relation to the sale of Five Star. At January 30, 2016, and January 31, 2015, deferred revenue included within long-term liabilities in our Consolidated Balance Sheets was $45 million and $49 million, respectively.

Merchandise revenue

Revenue is recognized for store sales when the customer receives and pays for merchandise. In the case of items paid for in store but subsequently delivered to the customer, revenue is recognized once delivery has been completed.
For transactions initiated online, customers choose whether to collect merchandise from one of our stores (“in-store pick up”) or have it delivered to them (typically using third party parcel delivery companies). For in-store pick up, we recognize revenue once the customer has taken possession of merchandise. For items delivered directly to the customer, we recognize revenue when delivery has been completed. Any fees charged to customers for delivery are also recognized when delivery has been completed.
Services
Revenue related to consultation, design, installation, set-up, repair and educational classes are recognized once the service is complete. We sell various protection plans with extended warranty coverage for merchandise and technical support to assist customers in using their devices. Such plans have terms typically ranging from one month to five years. For extended warranty protection, third party insurers assume all risk associated with the coverage and are deemed to be the legal obligor. We record the net commissions we receive (the amount charged to the customer less the amount remitted to the insurer) as revenue when the corresponding merchandise revenue is recognized.
For technical support contracts, we assume responsibility for fulfilling the support to customers and we recognize the associated revenue either on a straight-line basis over the life of the contracts, or, if sufficient history is available, on a consumption basis.
Credit card revenue
We offer promotional financing and credit cards issued by third-party banks that manage and directly extend credit to our customers. The banks are the sole owners of the accounts receivable generated under the program and accordingly, we do not hold any consumer receivables related to these programs. We are eligible to receive a profit share from our banking partners based on the performance of the programs. We record such profit share as revenue once the portfolio period to which it relates is complete and we have sufficient evidence to estimate the amount.
Gift cards
We sell gift cards to our customers in our retail stores, online and through select third parties. We do not charge administrative fees on unused gift cards and our gift cards do not have an expiration date. We recognize revenue from gift cards when: (i) the gift card is redeemed by the customer, or (ii) the likelihood of the gift card being redeemed by the customer is remote ("gift card breakage"), and we determine that we do not have a legal obligation to remit the value of unredeemed gift cards to the relevant jurisdictions. We determine our gift card breakage rate based upon historical redemption patterns. Based on our historical information, the likelihood of a gift card remaining unredeemed can be determined 24 months after the gift card is issued. Gift card breakage income is included in revenue in our Consolidated Statements of Earnings. Gift card breakage income was $65 million, $19 million and $53 million in fiscal 2016, 2015 and 2014, respectively.

Sales Incentives
We frequently offer sales incentives that entitle our customers to receive a gift card at time of purchase or a reduction in the price of a product or service either at the point of sale or by submitting a claim for a refund (for example coupons, rebates, etc.). For sales incentives issued to the customer in conjunction with a sale of merchandise or services, the reduction in revenue is recognized at the time of sale, based on the expected retail value of the incentive expected to be redeemed.
Customer Loyalty Programs
We have customer loyalty programs which allow members to earn points for each qualifying purchase. Points earned enable members to receive a certificate that may be redeemed on future purchases at our Best Buy branded stores. Depending on the customer's membership level within our loyalty program, certificates expirations typically range from 2 to 12 months from the date of issuance. The retail value of points earned by our loyalty program members is included in accrued liabilities and recorded as a reduction of revenue at the time the points are earned, based on the percentage of points that are projected to be redeemed.
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

Cost of Goods Sold
•	Total cost of products sold including:
	—	Freight expenses associated with moving merchandise inventories from our vendors to our distribution centers;
	—	Vendor allowances that are not a reimbursement of specific, incremental and identifiable costs; and
	—	Cash discounts on payments to merchandise vendors;
•	Cost of services provided including:
	—	Payroll and benefits costs for services employees; and
	—	Cost of replacement parts and related freight expenses;
•	Physical inventory losses;
•	Markdowns;
•	Customer shipping and handling expenses;
•	Costs associated with operating our distribution network, including payroll and benefit costs, occupancy costs and depreciation; and
•	Freight expenses associated with moving merchandise inventories from our distribution centers to our retail stores.

SG&A
•	Payroll and benefit costs for retail and corporate employees;
•	Occupancy and maintenance costs of retail, services and corporate facilities;
•	Depreciation and amortization related to retail, services and corporate assets;
•	Advertising costs;
•	Vendor allowances that are a reimbursement of specific, incremental and identifiable costs to promote a vendor's products;
•	Tender costs, including bank charges and costs associated with credit and debit card interchange fees;
•	Charitable contributions;
•	Outside and outsourced service fees;
•	Long-lived asset impairment charges; and
•	Other administrative costs, such as supplies, travel and lodging.

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

Advertising Costs

Advertising costs, which are included in SG&A, are expensed the first time the advertisement runs. Advertising costs consist primarily of digital, print and television advertisements, as well as promotional events. Advertising expenses were $742 million, $711 million and $757 million in fiscal 2016, 2015 and 2014, respectively.

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

International Segment

Five Star - During the fourth quarter of fiscal 2015, we entered into a definitive agreement to sell our Five Star business to Yingtan City Xiangyuan Investment Limited Partnership and Zhejiang Jiayuan Real Estate Group Co. On February 13, 2015, we completed the sale of Five Star and recognized a gain on sale of $99 million. Following the sale of Five Star, we continue to hold one retail property in Shanghai, China, which remains held for sale at January 30, 2016, as we continue to actively market the property. The assets of this property are classified as held for sale in the Consolidated Balance Sheets and were $31 million as of January 30, 2016. The presentation of discontinued operations has been retrospectively applied to all prior periods presented.

The composition of assets and liabilities disposed of as a result of the sale of Five Star was as follows ($ in millions):

February 13, 2015
Cash and cash equivalents	$125
Receivables	113
Merchandise inventories	252
All other assets	461
Total assets	$951

Accounts payable	$478
All other liabilities	128
Total liabilities	$606

Best Buy Europe – During the second quarter of fiscal 2014, we completed the sale of our 50% ownership interest in Best Buy Europe to CPW in return for the following consideration upon closing: net cash of £341 million ($526 million); £80 million ($123 million) of ordinary shares of CPW; £25 million ($39 million), plus 2.5% interest, to be paid by CPW on June 26, 2014; and £25 million ($39 million), plus 2.5% interest, to be paid by CPW on June 26, 2015. We subsequently sold the ordinary shares of CPW for $123 million on July 3, 2013. We received the first such deferred cash payment on June 26, 2014 and the second deferred cash payment on June 26, 2015.

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

The aggregate financial results of all discontinued operations for fiscal 2016, 2015 and 2014 were as follows ($ in millions):

	2016	2015	2014
Revenue	$217	$1,564	$4,615
Restructuring charges(1)	1	18	110
Loss from discontinued operations before income tax benefit (expense)(2)	(8)	(12)	(235)
Income tax benefit (expense)(3)	(1)	—	31
Gain on sale of discontinued operations(4)	99	1	32
Net earnings (loss) from discontinued operations including noncontrolling interests	90	(11)	(172)
Net (earnings) loss from discontinued operations attributable to noncontrolling interests	—	(2)	9
Net earnings (loss) from discontinued operations attributable to Best Buy Co., Inc. shareholders	$90	$(13)	$(163)

(1)	See Note 4, Restructuring Charges, for further discussion of the restructuring charges associated with discontinued operations.

(2)	Includes a $175 million impairment to write down the book value of our investment in Best Buy Europe to fair value in fiscal 2014.

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

(4)
Gain in fiscal 2014 is primarily comprised of the following: $28 million gain (with no tax impact) from sale of Best Buy Europe fixed-line business in Switzerland in the first quarter; $24 million gain (with no tax impact) from the sale of Best Buy Europe in the second quarter; and loss of $18 million from sale of mindSHIFT in the fourth quarter. Gain in fiscal 2016 of $99 million is from sale of Five Star in the first quarter.

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

The following table sets forth by level within the fair value hierarchy, our financial assets and liabilities that were accounted for at fair value on a recurring basis at January 30, 2016, and January 31, 2015, according to the valuation techniques we used to determine their fair values ($ in millions):

		Fair Value at
	Fair Value Hierarchy	January 30, 2016	January 31, 2015
Assets
Cash and cash equivalents
Money market funds	Level 1	$51	$265
Corporate bonds	Level 2	—	13
Commercial paper	Level 2	265	165
Time deposits	Level 2	306	100
Short-term investments
Corporate bonds	Level 2	193	276
Commercial paper	Level 2	122	306
Time deposits	Level 2	990	874
Other current assets
Foreign currency derivative instruments	Level 2	18	30
Time deposits	Level 2	79	83
Other assets
Interest rate swap derivative instruments	Level 2	25	1
Auction rate securities	Level 3	2	2
Marketable securities that fund deferred compensation	Level 1	96	97
Assets held for sale
Cash and cash equivalents
Money market funds	Level 1	—	16
Time deposits	Level 2	—	124
Liabilities
Accrued Liabilities
Foreign currency derivative instruments	Level 2	1	—

There were no transfers between levels during fiscal 2016 and 2015. In addition, there were no changes in the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3) for fiscal 2016 and 2015.

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

The following table summarizes the fair value remeasurements for non-restructuring property and equipment impairments and restructuring activities recorded in fiscal 2016 and 2015 ($ in millions):

	2016		2015
	Impairments	Remaining Net Carrying Value(1)	Impairments	Remaining Net Carrying Value (1)
Continuing operations
Property and equipment (non-restructuring)	$61	$15	$42	$19
Restructuring activities(2)
Property and equipment	30	—	1	—
Tradename	40	—	—	—
Total	$131	$15	$43	$19
Discontinued operations(3)
Property and equipment	$—	$—	$1	$—
Total	$—	$—	$1	$—

(1)	Remaining net carrying value approximates fair value.

(2)	See Note 4, Restructuring Charges, for additional information.

(3)	Property and equipment and tradename impairments associated with discontinued operations are recorded within loss from discontinued operations in our Consolidated Statements of Earnings.

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

4.   Restructuring Charges

Summary

Restructuring charges incurred in fiscal 2016, 2015, and 2014 were as follows ($ in millions):

	2016	2015	2014
Continuing operations
Canadian brand consolidation	$200	$—	$—
Renew Blue	(2)	11	155
Other restructuring activities(1)	3	(6)	(6)
Total continuing operations	201	5	149
Discontinued operations
Renew Blue	—	18	10
Other restructuring activities(2)	—	—	100
Total	$201	$23	$259

(1) Represents activity related to our remaining vacant space liability for U.S. large-format store closures in fiscal 2013. We may continue to incur immaterial adjustments to the liability for changes in sublease assumptions or potential lease buyouts. In addition, lease payments for vacated stores will continue until leases expire or are terminated. The remaining vacant space liability was $18 million at January 30, 2016.

(2) Activity primarily relates to our fiscal 2013 Best Buy Europe restructuring program, which is included in discontinued operations due to the sale of our 50% ownership interest in Best Buy Europe in fiscal 2014. Restructuring charges primarily consist of property and equipment impairments and employee termination benefits.

Canadian Brand Consolidation

In the first quarter of fiscal 2016, we consolidated the Future Shop and Best Buy stores and websites in Canada under the Best Buy brand. This resulted in the permanent closure of 66 Future Shop stores and the conversion of the remaining 65 Future Shop stores to the Best Buy brand. In fiscal 2016, we incurred $200 million of restructuring charges related to implementing these changes, which primarily consisted of lease exit costs, a tradename impairment, property and equipment impairments, employee termination benefits and inventory write-downs. The inventory write-downs related to our Canadian brand consolidation are presented in restructuring charges – cost of goods sold in our Consolidated Statements of Earnings, and the remainder of the restructuring charges are presented in restructuring charges in our Consolidated Statements of Earnings.

The composition of total restructuring charges we incurred for the Canadian brand consolidation in fiscal 2016 was as follows ($ in millions):

International
Continuing operations
Inventory write-downs	$3
Property and equipment impairments	30
Tradename impairment	40
Termination benefits	25
Facility closure and other costs	102
Total continuing operations	$200

The following tables summarize our restructuring accrual activity during the fiscal 2016, related to termination benefits and facility closure and other costs associated with Canadian brand consolidation ($ in millions):

	Termination Benefits	Facility Closure and Other Costs	Total
Balances at January 31, 2015	$—	$—	$—
Charges	28	113	141
Cash payments	(24)	(47)	(71)
Adjustments(1)	(2)	5	3
Changes in foreign currency exchange rates	—	(7)	(7)
Balances at January 30, 2016	$2	$64	$66

(1) The adjustments related to termination benefits relate to higher-than-expected employee retention. Adjustments to facility closure and other costs represent changes in sublease assumptions.

Renew Blue

In the fourth quarter of fiscal 2013, we launched the Renew Blue strategy, which included initiatives intended to improve operating performance and reduce costs. These initiatives included focusing on core business activities, reducing headcount, updating our store operating model and optimizing our real estate portfolio. These cost reduction initiatives represented one of the key Renew Blue priorities. We incurred $2 million of favorable adjustments related to Renew Blue initiatives in fiscal 2016. Of the total adjustments, $1 million related to our Domestic segment, which consisted primarily of changes in retention assumptions used to estimate employee termination benefits. The remaining $1 million adjustment related to our International segment and consisted of facility closure and other costs. We expect to continue to implement cost reduction initiatives throughout fiscal 2017 as we further analyze our operations and strategies.

We incurred $29 million of charges related to Renew Blue initiatives during fiscal 2015. Of the total charges, $10 million related to our Domestic segment, which consisted primarily of employee termination benefits. The remaining $19 million of charges related to our International segment and consisted of employee termination benefits, property and equipment impairments and facility closure and other costs.

For continuing operations, the inventory write-downs related to our Renew Blue restructuring activities are presented in restructuring charges – cost of goods sold in our Consolidated Statements of Earnings and the remainder of the restructuring charges are presented in restructuring charges. The restructuring charges from discontinued operations related to this plan are presented in discontinued operations.

The composition of the restructuring charges we incurred for this program in fiscal 2016, 2015 and 2014, as well as the cumulative amount incurred through the end of fiscal 2016, was as follows ($ in millions):

	Domestic				International				Total
	2016	2015	2014	Cumulative Amount	2016	2015	2014	Cumulative Amount	2016	2015	2014	Cumulative Amount
Continuing operations
Inventory write-downs	$—	$—	$—	$1	$—	$—	$—	$—	$—	$—	$—	$1
Property and equipment impairments	—	—	7	14	—	1	1	25	—	1	8	39
Termination benefits	(2)	9	106	159	—	5	24	38	(2)	14	130	197
Investment impairments	—	—	16	43	—	—	—	—	—	—	16	43
Facility closure and other costs	1	1	—	5	(1)	(5)	1	50	—	(4)	1	55
Total continuing operations	(1)	10	129	222	(1)	1	26	113	(2)	11	155	335
Discontinued Operations
Property and equipment impairments	—	—	—	—	—	—	1	1	—	—	1	1
Termination benefits	—	—	—	—	—	12	4	16	—	12	4	16
Facility closure and other costs	—	—	—	—	—	6	5	11	—	6	5	11
Total discontinued operations	—	—	—	—	—	18	10	28	—	18	10	28
Total	$(1)	$10	$129	$222	$(1)	$19	$36	$141	$(2)	$29	$165	$363

The following table summarizes our restructuring accrual activity during fiscal 2016 and 2015 related to termination benefits and facility closure and other costs associated with this program ($ in millions):

	Termination Benefits	Facility Closure and Other Costs	Total
Balance at February 1, 2014	$111	$51	$162
Charges	47	16	63
Cash payments	(121)	(22)	(143)
Adjustments(1)	(21)	(14)	(35)
Changes in foreign currency exchange rates	—	(8)	(8)
Balance at January 31, 2015	16	23	39
Charges	—	—	—
Cash payments	(7)	(9)	(16)
Adjustments(1)	(7)	(5)	(12)
Changes in foreign currency exchange rates	—	1	1
Balance at January 30, 2016	$2	$10	$12

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

The interest rate under the Five-Year Facility Agreement is variable and is determined at our option as: (i) the sum of (a) the greatest of (1) JPMorgan's prime rate, (2) the federal funds rate plus 0.5%, and (3) the one-month London Interbank Offered Rate (“LIBOR”) plus 1.0%, and (b) a variable margin rate (the “ABR Margin”); or (ii) the LIBOR plus a variable margin rate (the “LIBOR Margin”). In addition, a facility fee is assessed on the commitment amount. The ABR Margin, LIBOR Margin and the facility fee are based upon the registrant's current senior unsecured debt rating. Under the Five-Year Facility Agreement, the ABR Margin ranges from 0.0% to 0.925%, the LIBOR Margin ranges from 1.000% to 1.925%, and the facility fee ranges from 0.125% to 0.325%. At January 30, 2016, and January 31, 2015, there were no borrowings outstanding and at January 30, 2016, $1.25 billion was available under the Five-Year Facility Agreement.

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

Long-Term Debt

Long-term debt consisted of the following ($ in millions):

	January 30, 2016	January 31, 2015
2016 Notes	$350	$350
2018 Notes	500	500
2021 Notes	650	650
Interest rate swap valuation adjustments	25	1
Other debt	—	1
Subtotal	1,525	1,502
Debt discounts and issuance costs	(7)	(10)
Financing lease obligations	178	69
Capital lease obligations	38	52
Total long-term debt	1,734	1,613
Less: current portion	(395)	(41)
Total long-term debt, less current portion	$1,339	$1,572

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

2016 and 2021 Notes

In March 2011, we issued $350 million principal amount of notes due March 15, 2016 (the “2016 Notes”) and $650 million principal amount of notes due March 15, 2021 (the “2021 Notes” and, together with the 2016 Notes, the “Notes”). In March 2016, we repaid the 2016 Notes using existing cash resources. The 2016 Notes bore interest at a fixed rate of 3.75% per year, while the 2021 Notes bear interest at a fixed rate of 5.50% per year. Interest on the Notes is payable semi-annually on March 15 and September 15 of each year, beginning on September 15, 2011. The Notes were issued at a slight discount to par, which when coupled with underwriting discounts of $6 million, resulted in net proceeds from the sale of the Notes of $990 million.

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

Fair Value and Future Maturities

The fair value of long-term debt, excluding debt discounts and issuance costs and financing and capital lease obligations, approximated $1,543 million and $1,494 million at January 30, 2016, and January 31, 2015, respectively, based primarily on the quoted market prices, compared to carrying values of $1,525 million and $1,502 million, respectively. If our long-term debt was recorded at fair value, it would be classified as Level 2 in the fair value hierarchy.

At January 30, 2016, the future maturities of long-term debt, excluding debt discounts and issuance costs and financing and capital lease obligations (see Note 8, Leases, for the future lease obligation maturities), consisted of the following ($ in millions):

Fiscal Year
2017	$350
2018	—
2019	517
2020	—
2021	—
Thereafter	658
Total long-term debt	$1,525

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

Interest Rate Swaps

We use "receive fixed-rate, pay variable-rate" interest rate swaps to mitigate the effect of interest rate fluctuations on a portion of our 2018 Notes and 2021 Notes. Our interest rate swap contracts are considered perfect hedges because the critical terms and notional amounts match those of our fixed-rate debt being hedged and are therefore accounted as a fair value hedge using the shortcut method. Under the shortcut method, we recognize the change in the fair value of the derivatives with an offsetting change to the carrying value of the debt. Accordingly, there is no impact on our Consolidated Statements of Earnings from the fair value of the derivatives.

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

Summary of Derivative Balances

The following table presents the gross fair values for outstanding derivative instruments and the corresponding classification at January 30, 2016 and January 31, 2015:

	January 30, 2016		January 31, 2015
Contract Type	Assets	Liabilities	Assets	Liabilities
Derivatives designated as net investment hedges(1)	$15	$1	$19	$—
Derivatives designated as interest rate swaps(2)	25	—	1	—
No hedge designation (foreign exchange forward contracts)(1)	3	—	11	—
Total	$43	$1	$31	$—

(1)	The fair value is recorded in other current assets or accrued liabilities.

(2)	The fair value is recorded in other assets or long-term liabilities.

The following table presents the effects of derivative instruments on Other Comprehensive Income ("OCI") and on our Consolidated Statements of Earnings for fiscal 2016 and 2015:

	2016		2015
Contract Type	Pre-tax Gain(Loss) Recognized in OCI	Gain(Loss) Reclassified from Accumulated OCI to Earnings (Effective Portion)	Pre-tax Gain(Loss) Recognized in OCI	Gain(Loss) Reclassified from Accumulated OCI to Earnings (Effective Portion)
Derivatives designated as net investment hedges	$21	$—	$22	$—

The following table presents the effects of derivatives not designated as hedging instruments on our consolidated statements of earnings for fiscal 2016 and 2015:

	Gain (Loss) Recognized within SG&A
Contract Type	2016	2015
No hedge designation (foreign exchange forward contracts)	$4	$12

The following table presents the notional amounts of our derivative instruments at January 30, 2016 and January 31, 2015:

	Notional Amount
Contract Type	January 30, 2016	January 31, 2015
Derivatives designated as net investment hedges	208	197
Derivatives designated as interest rate swaps	750	145
No hedge designation (foreign exchange forward contracts)	94	212
Total	1,052	554

7.   Shareholders' Equity

Stock Compensation Plans

Our 2014 Omnibus Incentive Plan (the "Omnibus Plan") authorizes us to grant or issue non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and other equity awards up to a total of 22.5 million shares. We have not granted incentive stock options under the Omnibus Plan. Under the terms of the Omnibus Plan, awards may be granted to our employees, officers, advisers, consultants and directors. Awards issued under the Omnibus Plan vest as determined by the Compensation and Human Resources Committee of our Board of Directors at the time of grant. Awards granted, forfeited or canceled under the previous plan, the 2004 Omnibus Stock and Incentive Plan, after February 1, 2014 adjust the amount available under the Omnibus Plan. At January 30, 2016, a total of 19.6 million shares were available for future grants under the Omnibus Plan.

Upon adoption and approval of the Omnibus Plan, all of our previous equity incentive compensation plans were terminated. However, existing awards under those plans continued to vest in accordance with the original vesting schedule and will expire at the end of their original term.

Our outstanding stock options have a 10-year term. Outstanding stock options issued to employees generally vest over a three or four-year period, and outstanding stock options issued to directors vest immediately upon grant. Share awards vest based either upon attainment of specified goals or upon continued employment. Outstanding share awards that are not time-based vest at the end of a three-year incentive period based upon our total shareholder return ("TSR") compared to the TSR of companies that comprise Standard & Poor's 500 Index ("market-based"). We have time-based share awards that vest in their entirety at the end of three-year periods, time-based share awards where 25% of the award vests on the date of grant and 25% vests on each of the three anniversary dates thereafter, and time-based share awards to directors vest one year from the grant date.

During fiscal 2014, our Employee Stock Purchase Plan was amended. The Plan permits employees to purchase our common stock at a 5% discount from the market price at the end of semi-annual purchase periods and is non-compensatory. During fiscal 2013 (11-month), the Plan permitted our employees to purchase our common stock at a 15% discount from the market price of the stock at the beginning or at the end of a semi-annual purchase period, whichever is less, and was considered compensatory. Employees are required to hold the common stock purchased for 12 months. In fiscal 2016, 2015 and 2014, 0.2 million, 0.3 million and 0.6 million shares, respectively, were purchased through our employee stock purchase plans. At January 30, 2016, and January 31, 2015, plan participants had accumulated $2 million and $1 million, respectively, to purchase our common stock pursuant to these plans.

Stock-based compensation expense was as follows in fiscal 2016, 2015 and 2014 ($ in millions):

	2016	2015	2014
Stock options	$15	$17	$25
Share awards
Market-based	16	10	9
Time-based	73	60	62
Employee stock purchase plans	—	—	1
Total	$104	$87	$97

Stock Options

Stock option activity was as follows in fiscal 2016:

	Stock Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 31, 2015	17,342,000	$36.81
Granted	1,267,000	$40.68
Exercised	(1,432,000)	$28.24
Forfeited/Canceled	(2,935,000)	$44.15
Outstanding at January 30, 2016	14,242,000	$36.51	4.7	$20
Vested or expected to vest at January 30, 2016	13,986,000	$36.47	4.6	$20
Exercisable at January 30, 2016	11,668,000	$37.09	3.8	$18

The weighted-average grant-date fair value of stock options granted during fiscal 2016, 2015 and 2014 was $11.59, $9.09 and $7.77, respectively, per share. The aggregate intrinsic value of our stock options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) exercised during fiscal 2016, 2015 and 2014, was $14 million, $13 million and $39 million, respectively. At January 30, 2016, there was $15 million of unrecognized compensation expense related to stock options that is expected to be recognized over a weighted-average period of 1.2 years.

Net cash proceeds from the exercise of stock options were $40 million, $42 million and $158 million in fiscal 2016, 2015 and 2014, respectively.

There was $5 million, $5 million and $13 million of income tax benefits realized from stock option exercises in fiscal 2016, 2015 and 2014, respectively.

In fiscal 2016, 2015 and 2014, we estimated the fair value of each stock option on the date of grant using a lattice or Black Scholes valuation model (for certain individuals) with the following assumptions:

Valuation Assumptions(1)	2016	2015	2014
Risk-free interest rate(2)	0.1% – 2.1%	0.1% – 2.4%	0.1% – 1.8%
Expected dividend yield	2.3%	2.5%	2.0%
Expected stock price volatility(3)	37%	40%	46%
Expected life of stock options (in years)(4)	6.0	6.0	5.9

(1)	Forfeitures are estimated using historical experience and projected employee turnover.

(2)	Based on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of our stock options.

(3)	In projecting expected stock price volatility, we consider both the historical volatility of our stock price as well as implied volatilities from exchange-traded options on our stock.

(4)	We estimate the expected life of stock options based upon historical experience.

Market-Based Share Awards

The fair value of market-based share awards is determined using Monte-Carlo simulation. A summary of the status of our nonvested market-based share awards at January 30, 2016, and changes during fiscal 2016, is as follows:

Market-Based Share Awards	Shares	Weighted-Average Fair Value per Share
Outstanding at January 31, 2015	1,704,000	$24.16
Granted	758,000	$31.48
Vested	(914,000)	$16.73
Forfeited/Canceled	(86,000)	$28.85
Outstanding at January 30, 2016	1,462,000	$32.33

At January 30, 2016, there was $19 million of unrecognized compensation expense related to nonvested market-based share awards that we expect to recognize over a weighted-average period of 1.8 years.

Time-Based Share Awards

The fair value of time-based share awards is determined based on the closing market price of our stock on the date of grant. This value is reduced by the present value of expected dividends during vesting when the employee is not entitled to dividends.

A summary of the status of our nonvested time-based share awards at January 30, 2016, and changes during fiscal 2016, is as follows:

Time-Based Share Awards	Shares	Weighted-Average Fair Value per Share
Outstanding at January 31, 2015	5,543,000	$24.40
Granted	2,683,000	$38.72
Vested	(2,503,000)	$23.10
Forfeited/Canceled	(620,000)	$29.98
Outstanding at January 30, 2016	5,103,000	$31.89

At January 30, 2016, there was $85 million of unrecognized compensation expense related to nonvested time-based share awards that we expect to recognize over a weighted-average period of 1.8 years.

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

At January 30, 2016, options to purchase 14.2 million shares of common stock were outstanding as follows (shares in millions):

	Exercisable			Unexercisable			Total
	Shares	%	Weighted- Average Price per Share	Shares	%	Weighted- Average Price per Share	Shares	%	Weighted- Average Price per Share
In-the-money	4.2	36%	$24.73	1.3	52%	$27.45	5.5	39%	$25.37
Out-of-the-money	7.5	64%	$44.15	1.2	48%	$40.51	8.7	61%	$43.62
Total	11.7	100%	$37.09	2.5	100%	$33.87	14.2	100%	$36.51

The computation of dilutive shares outstanding excludes the out-of-the-money stock options because such outstanding options' exercise prices were greater than the average market price of our common shares and, therefore, the effect would be anti-dilutive (i.e., including such options would result in higher earnings per share).

The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings per share from continuing operations attributable to Best Buy Co., Inc. in fiscal 2016, 2015 and 2014 ($, except per share amounts, and shares in millions):

	2016	2015	2014
Numerator (in millions):
Net earnings from continuing operations attributable to Best Buy Co., Inc., shareholders	$807	$1,246	$695
Denominator (in millions):
Weighted-average common shares outstanding	346.5	349.5	342.1
Effect of potentially dilutive securities:
Stock options and other	4.2	4.1	5.5
Weighted-average common shares outstanding, assuming dilution	350.7	353.6	347.6
Net earnings per share from continuing operations attributable to Best Buy Co., Inc. shareholders
Basic	$2.33	$3.57	$2.03
Diluted	$2.30	$3.53	$2.00

Repurchase of Common Stock

In June 2011, our Board of Directors authorized a $5.0 billion share repurchase program. There is no expiration date governing the period over which we can repurchase shares under the June 2011 share repurchase program.

On January 22, 2016, we entered into a variable notional accelerated share repurchase agreement ("ASR") with a third party financial institution to repurchase $150 million to $175 million of our common stock. Under the agreement, we paid $175 million at the beginning of the contract and received an initial delivery of 4.4 million shares on January 25, 2016. We retired these shares and recorded a $120 million reduction to stockholders' equity. As of January 30, 2016 the remaining $55 million was included as a reduction of stockholders' equity in "Prepaid Share Repurchase". We accounted for the variable component of shares to be delivered under the ASR as a forward contract indexed to our common stock, which met all of the criteria for equity classification, and therefore, was not accounted for as a derivative instrument but instead was accounted for as a component of equity. The ASR continued to meet the requirements for equity classification as of January 30, 2016.

The delivery of 4.4 million shares reduced our outstanding shares used to determine our weighted average common shares outstanding for purposes of calculating basic and diluted earnings per share for the twelve months ended January 30, 2016. We evaluated the ASR agreement for potential dilutive effects of any shares remaining to be received or owed upon settlement and determined the additional shares to be received would be anti-dilutive, and therefore they were not included in our calculation of diluted earnings per share for the the twelve months ended January 30, 2016.

The ASR was settled on February 17, 2016 for a final notional amount of $165 million. Accordingly we received 1.6 million shares, which were retired, and a $10 million cash payment from our counter-party equal to the difference between the $175 million up-front payment and the final notional amount. The final notional amount was determined based upon the volume-weighted average share price of our common stock during the term of the ASR agreement. The number of shares delivered was based upon the final notional amount and the volume-weighted average share price of our common stock during the term of the agreement, less an agreed-upon discount.

The following table presents information regarding the shares we repurchased and retired in fiscal 2016, noting that we had no repurchases and retirements in fiscal 2015 and 2014 ($, except per share amounts, and shares in millions):

2016
Total cost of shares repurchased
Open market	$880
January 2016 ASR	120
Total	$1,000

Average price per share
Open market	$31.03
January 2016 ASR	$27.28
Average	$30.53

Number of shares repurchased and retired
Open market	28.4
January 2016 ASR	4.4
Total	32.8

At January 30, 2016, $3.0 billion remained available for additional purchases under the June 2011 share repurchase program. Repurchased shares have been retired and constitute authorized but unissued shares.

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

The following table provides a reconciliation of the components of accumulated other comprehensive income, net of tax, attributable to Best Buy Co., Inc. shareholders for fiscal 2016, 2015, and 2014, respectively ($ in millions):

	Foreign Currency Translation	Available-For-Sale Investments	Total
Balances at February 2, 2013	$113	$(1)	$112
Foreign currency translation adjustments	(136)	—	(136)
Unrealized gains on available-for-sale investments	—	7	7
Reclassification of foreign currency translation adjustments into earnings due to sale of business	508	—	508
Reclassification of losses on available-for-sale investments into earnings	—	1	1
Balances at February 1, 2014	$485	$7	$492
Foreign currency translation adjustments	(103)	—	(103)
Unrealized losses on available-for-sale investments	—	(3)	(3)
Reclassification of gains on available-for-sale investments into earnings	—	(4)	(4)
Balances at January 31, 2015	$382	$—	$382
Foreign currency translation adjustments	(44)	—	(44)
Reclassification of foreign currency translation adjustments into earnings	(67)	—	(67)
Balances at January 30, 2016	$271	$—	$271

There is generally no tax impact related to foreign currency translation adjustments, as the earnings are considered permanently reinvested. In addition, there were no material tax impacts related to gains or losses on available-for-sale investments in the periods presented.

8.   Leases

The composition of net rent expense for all operating leases, including leases of property and equipment, was as follows in fiscal 2016, 2015 and 2014 ($ in millions):

	2016	2015	2014
Minimum rentals	$797	$848	$864
Contingent rentals	1	2	2
Total rent expense	798	850	866
Less: sublease income	(15)	(18)	(18)
Net rent expense	$783	$832	$848

The future minimum lease payments under our capital, financing and operating leases by fiscal year (not including contingent rentals) at January 30, 2016, were as follows ($ in millions):

Fiscal Year	Capital Leases	Financing Leases	Operating Leases(1)
2017	$14	$42	$813
2018	9	35	708
2019	6	29	572
2020	3	23	439
2021	2	17	310
Thereafter	12	66	521
Total minimum lease payments	46	212	$3,363
Less amount representing interest	(8)	(34)
Present value of minimum lease payments	38	178
Less current maturities	(12)	(33)
Present value of minimum lease maturities, less current maturities	$26	$145

(1)
Operating lease obligations do not include payments to landlords covering real estate taxes and common area maintenance. These charges, if included, would increase total operating lease obligations by $1.1 billion at January 30, 2016.

Total minimum lease payments have not been reduced by minimum sublease rent income of approximately $72 million due under future noncancelable subleases.

9.    Benefit Plans

We sponsor retirement savings plans for employees meeting certain eligibility requirements. Participants may choose from various investment options, including a fund comprised of our company stock. Participants can contribute up to 50% of their eligible compensation annually as defined by the plan document, subject to Internal Revenue Service ("IRS") limitations. We match 100% of the first 3% of participating employees' contributions and 50% of the next 2%. Employer contributions vest immediately. The total employer contributions were $53 million, $60 million and $65 million in fiscal 2016, 2015 and 2014, respectively.

We have a non-qualified, unfunded deferred compensation plan for highly compensated employees and members of our Board of Directors. Amounts contributed and deferred under our deferred compensation plan are credited or charged with the performance of investment options offered under the plan and elected by the participants. In the event of bankruptcy, the assets of the plan are available to satisfy the claims of general creditors. The liability for compensation deferred under the plan was $34 million and $44 million at January 30, 2016, and January 31, 2015, respectively, and is included in long-term liabilities. We manage the risk of changes in the fair value of the liability for deferred compensation by electing to match our liability under the plan with investment vehicles that offset a substantial portion of our exposure. The fair value of the investment vehicles, which includes funding for future deferrals, was $96 million and $97 million at January 30, 2016, and January 31, 2015, respectively, and is included in other assets.

10.   Income Taxes

The following is a reconciliation of the federal statutory income tax rate to income tax expense in fiscal 2016, 2015 and 2014 ($ in millions):

	2016	2015	2014
Federal income tax at the statutory rate	$458	$485	$379
State income taxes, net of federal benefit	38	43	26
(Benefit) expense from foreign operations	5	(23)	(23)
Other	2	(11)	6
Legal entity reorganization	—	(353)	—
Income tax expense	$503	$141	$388
Effective income tax rate	38.4%	10.1%	35.8%

Legal Entity Reorganization

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

Because the U.S. tax basis in the intangible asset was considered under U.S. tax law to be held by our U.K. subsidiary, which was regarded as a foreign corporation for U.S. tax purposes, ASC 740, Income Taxes, requires that no deferred tax asset may be recorded in respect of the intangible asset. ASC 740-30-25-9 also precludes the recording of a deferred tax asset on the outside basis difference of the U.K. subsidiary. As a result, the amortization of the U.S. tax basis in the intangible asset only resulted in a periodic income tax benefit by reducing the amount of the U.K. subsidiary’s income, if any, that would otherwise have been subject to U.S. income taxes.

In the first quarter of fiscal 2015, we filed an election with the Internal Revenue Service to treat the U.K. subsidiary as a disregarded entity such that its assets are now deemed to be assets held directly by a U.S. entity for U.S. tax purposes. This tax-only election, which resulted in the liquidation of the U.K. subsidiary for U.S. tax purposes, resulted in the elimination of the Company’s outside basis difference in the U.K. subsidiary. Additionally, the election resulted in the recognition of a deferred tax asset (and corresponding income tax benefit) for the remaining unrecognized inside tax basis in the intangible, in a manner similar to a change in tax status as provided in ASC 740-10-25-32.

Earnings from continuing operations before income tax expense by jurisdiction was as follows in fiscal 2016, 2015 and 2014 ($ in millions):

	2016	2015	2014
United States	$1,310	$1,201	$699
Outside the United States	—	186	384
Earnings from continuing operations before income tax expense	$1,310	$1,387	$1,083

Income tax expense was comprised of the following in fiscal 2016, 2015 and 2014 ($ in millions):

	2016	2015	2014
Current:
Federal	$347	$354	$305
State	48	51	46
Foreign	60	33	55
	455	438	406
Deferred:
Federal	65	(275)	(22)
State	10	(26)	1
Foreign	(27)	4	3
	48	(297)	(18)
Income tax expense	$503	$141	$388

Deferred taxes are the result of differences between the bases of assets and liabilities for financial reporting and income tax purposes. Deferred tax assets and liabilities were comprised of the following ($ in millions):

	January 30, 2016	January 31, 2015
Accrued property expenses	$175	$129
Other accrued expenses	78	91
Deferred revenue	99	93
Compensation and benefits	99	103
Stock-based compensation	86	94
Goodwill and intangibles	253	287
Loss and credit carryforwards	133	156
Other	86	88
Total deferred tax assets	1,009	1,041
Valuation allowance	(108)	(143)
Total deferred tax assets after valuation allowance	901	898
Property and equipment	(296)	(251)
Inventory	(69)	(54)
Other	(26)	(27)
Total deferred tax liabilities	(391)	(332)
Net deferred tax assets	$510	$566

Deferred tax assets and liabilities included in our Consolidated Balance Sheets were as follows ($ in millions):

	January 30, 2016	January 31, 2015
Other assets	$510	$574
Long-term liabilities held for sale	—	(8)
Net deferred tax assets	$510	$566

During the fourth quarter of fiscal 2016, we early adopted ASU 2015-17, which requires that all deferred taxes be presented as non-current on the Consolidated Balance Sheet. Refer to Note 1, Summary of Significant Accounting Policies, for further information regarding this balance sheet reclassification.

At January 30, 2016, we had total net operating loss carryforwards from international operations of $96 million, of which $89 million will expire in various years through 2036 and the remaining amounts have no expiration. Additionally, we had acquired

U.S. federal net operating loss carryforwards of $19 million which expire between 2023 and 2030, U.S. federal foreign tax credit carryforwards of $1 million which expire between 2023 and 2026, state credit carryforwards of $13 million which expire in 2024, and state capital loss carryforwards of $4 million which expire in 2019.

At January 30, 2016, a valuation allowance of $108 million had been established, of which $1 million is against U.S. federal foreign tax credit carryforwards, $9 million is against U.S. federal and state capital loss carryforwards, $8 million is against state credit carryforwards and other state deferred tax assets, and $90 million is against certain international net operating loss carryforwards and other international deferred tax assets. The $35 million decrease from January 31, 2015, is primarily due to the decrease in the valuation allowance against international net operating loss carryforwards.

We have not provided deferred taxes on unremitted earnings attributable to foreign operations that have been considered to be reinvested indefinitely. These earnings relate to ongoing operations and were $896 million at January 30, 2016. It is not practicable to determine the income tax liability that would be payable if such earnings were not indefinitely reinvested.

The following table provides a reconciliation of changes in unrecognized tax benefits for fiscal 2016, 2015 and 2014 ($ in millions):

	2016	2015	2014
Balance at beginning of period	$410	$370	$383
Gross increases related to prior period tax positions	30	33	38
Gross decreases related to prior period tax positions	(13)	(88)	(67)
Gross increases related to current period tax positions	59	114	34
Settlements with taxing authorities	(9)	(9)	(3)
Lapse of statute of limitations	(8)	(10)	(15)
Balance at end of period	$469	$410	$370

Unrecognized tax benefits of $337 million, $297 million and $228 million at January 30, 2016, January 31, 2015, and February 1, 2014, respectively, would favorably impact our effective income tax rate if recognized.

We recognize interest and penalties (not included in the "unrecognized tax benefits" above), as well as interest received from favorable tax settlements, as components of income tax expense. Interest expense of $10 million was recognized in fiscal 2016. At January 30, 2016, January 31, 2015, and February 1, 2014, we had accrued interest of $89 million, $78 million and $91 million, respectively, along with accrued penalties of $1 million, $2 million and $2 million at January 30, 2016, January 31, 2015, and February 1, 2014, respectively.

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

11.   Segment and Geographic Information

Segment Information

Our chief operating decision maker ("CODM") is our Chief Executive Officer. Our business is organized into two reportable segments: Domestic (which is comprised of all operations within the U.S. and its territories) and International (which is comprised of all operations outside the U.S. and its districts and territories). Our CODM has ultimate responsibility for enterprise decisions. Our CODM determines, in particular, resource allocation for, and monitors performance of, the consolidated enterprise, the Domestic segment and the International segment. The Domestic segment managers and International segment managers have responsibility for operating decisions, allocating resources and assessing performance within their respective segments. Our CODM relies on internal management reporting that analyzes enterprise results to the net earnings level and segment results to the operating income level.

We aggregate our Canada and Mexico businesses into one International operating segment. Our Domestic and International operating segments also represent our reportable segments. The accounting policies of the segments are the same as those described in Note 1, Summary of Significant Accounting Policies.

The following tables present our business segment information in fiscal 2016, 2015 and 2014 ($ in millions):

	2016	2015	2014
Revenue
Domestic	$36,365	$36,055	$35,831
International	3,163	4,284	4,780
Total revenue	$39,528	$40,339	$40,611
Percentage of revenue, by revenue category
Domestic:
Consumer Electronics	32%	31%	30%
Computing and Mobile Phones	46%	47%	48%
Entertainment	8%	9%	8%
Appliances	8%	7%	7%
Services	5%	5%	6%
Other	1%	1%	1%
Total	100%	100%	100%
International:
Consumer Electronics	31%	30%	29%
Computing and Mobile Phones	48%	49%	50%
Entertainment	9%	9%	10%
Appliances	5%	5%	5%
Services	6%	6%	6%
Other	1%	1%	< 1%
Total	100%	100%	100%
Operating income (loss)
Domestic	$1,585	$1,437	$1,145
International	(210)	13	(1)
Total operating income	1,375	1,450	1,144
Other income (expense)
Gain on sale of investments	2	13	20
Investment income and other	13	14	19
Interest expense	(80)	(90)	(100)
Earnings from continuing operations before income tax expense	$1,310	$1,387	$1,083
Assets(1)(2)
Domestic	$12,318	$12,987	$11,123
International	1,201	2,258	2,867
Total assets	$13,519	$15,245	$13,990
Capital expenditures(2)
Domestic	$602	$519	$440
International	47	42	107
Total capital expenditures	$649	$561	$547
Depreciation(2)
Domestic	$613	$575	$565
International	44	81	136
Total depreciation	$657	$656	$701

(1)
For fiscal 2015 and 2014, assets are recast to present our retrospective adoption of ASU 2015-17 Balance Sheet Classification of Deferred Taxes, ASU 2015-03 Simplifying the Presentation of Debt Issuance Costs, and ASU 2015-15 Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. Refer to Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information about our credit facilities.

(2)	For fiscal 2015 and 2014, the International segment amounts for assets, capital expenditures and depreciation include amounts from Five Star.

Geographic Information

The following table presents our geographic information in fiscal 2016, 2015 and 2014 ($ in millions):

	2016	2015	2014
Net sales to customers
United States	$36,365	$36,055	$35,831
Canada	2,917	4,047	4,522
Other	246	237	258
Total revenue	$39,528	$40,339	$40,611
Long-lived assets
United States	$2,189	$2,100	$2,190
Canada	140	174	244
China	—	—	139
Other	17	21	25
Total long-lived assets	$2,346	$2,295	$2,598

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
Cathode Ray Tube Action

On November 14, 2011, we filed a lawsuit captioned In re Cathode Ray Tube Antitrust Litigation in the United States District Court for the Northern District of California. We allege that the defendants engaged in price fixing in violation of antitrust regulations relating to cathode ray tubes for the time period between March 1, 1995 through November 25, 2007. No trial date has been set. In connection with this action, we received settlement proceeds net of legal expenses and costs in the amount of
 $75 million during fiscal 2016. We will continue to litigate against the remaining defendants and expect that further settlement discussions will occur as this matter proceeds .

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

Commitments

We engage Accenture LLP ("Accenture") to assist us with improving our operational capabilities and reducing our costs in the information systems and human resources areas. Our contract with Accenture ends during the first quarter of fiscal 2018 and we expect the spending to total $95 million up to the end of the contract.

We had outstanding letters of credit and bankers' acceptances for purchase obligations with an aggregate fair value of $89 million at January 30, 2016.

13.   Supplementary Financial Information (Unaudited)

The following tables show selected operating results for each 3-month quarter and full year of fiscal 2016 and 2015 (unaudited) ($ in millions):

	Quarter				12-Month
	1st	2nd	3rd	4th	2016
Revenue	$8,558	$8,528	$8,819	$13,623	$39,528
Comparable sales % change(1)	0.6%	3.8%	0.8%	(1.7)%	0.5%
Comparable sales % gain (decline), excluding estimated impact of installment billing(5)	(0.7)%	2.7%	0.5%	(1.8)%	(0.1)%
Gross profit	$2,030	$2,098	$2,112	$2,951	$9,191
Operating income(2)	86	288	230	771	1,375
Net earnings from continuing operations	37	164	129	477	807
Gain (loss) from discontinued operations, net of tax	92	—	(4)	2	90
Net earnings including noncontrolling interests	129	164	125	479	897
Net earnings attributable to Best Buy Co., Inc. shareholders	129	164	125	479	897
Diluted earnings (loss) per share(3)
Continuing operations	$0.10	$0.46	$0.37	$1.39	$2.30
Discontinued operations	0.26	—	(0.01)	0.01	0.26
Diluted earnings per share	$0.36	$0.46	$0.36	$1.40	$2.56

	Quarter				12-Month
	1st	2nd	3rd	4th	2015
Revenue	$8,639	$8,459	$9,032	$14,209	$40,339
Comparable sales % gain (decline)(1)	(1.8)%	(2.2)%	2.9%	2.0%	0.5%
Comparable sales % gain (decline), excluding estimated impact of installment billing(5)(6)	(1.8)%	(2.2)%	2.2%	1.3%	—%
Gross profit	$1,967	$1,978	$2,076	$3,026	$9,047
Operating income(4)	210	225	205	810	1,450
Net earnings from continuing operations	469	137	116	524	1,246
Gain (loss) from discontinued operations, net of tax	(8)	10	(9)	(4)	(11)
Net earnings including noncontrolling interests	461	147	107	520	1,235
Net earnings attributable to Best Buy Co., Inc. shareholders	461	146	107	519	1,233
Diluted earnings (loss) per share(3)
Continuing operations	$1.33	$0.39	$0.33	$1.47	$3.53
Discontinued operations	(0.02)	0.03	(0.03)	(0.01)	(0.04)
Diluted earnings per share	$1.31	$0.42	$0.30	$1.46	$3.49

(1)
Our comparable sales calculation compares revenue from stores, websites and call centers operating for at least 14 full months, as well as revenue related to certain other comparable sales channels for a particular period to a corresponding period in the prior year. Relocated, as well as remodeled, expanded and downsized stores closed more than 14 days, are excluded from our comparable sales calculation until at least 14 full months after reopening. Acquisitions are included in the comparable sales calculation beginning with the first full quarter following the first anniversary of the date of the acquisition. The portion of the calculation of comparable sales attributable to our International segment excludes the effect of fluctuations in foreign currency exchange rates. The calculation of comparable sales excludes the impact of revenue from discontinued operations. Comparable online sales are included in our comparable sales calculation. The method of calculating comparable sales varies across the retail industry. As a result, our method of calculating comparable sales may not be the same as other retailers' methods.

(2)
Includes $186 million, $(4) million, $7 million and $12 million of restructuring charges recorded in the fiscal first, second, third and fourth quarters, respectively, and $201 million for the 12 months ended January 30, 2016 related to measures we took to restructure our businesses.

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

(5)	Represents comparable sales excluding the estimated revenue of installment billing.

(6)
Enterprise comparable sales for fiscal 2015 include revenue from continuing operations in the International segment. Excluding the International segment, Enterprise comparable sales, excluding the impact of installment billing, would have been (1.3%) in the first quarter, 2.0% in the second quarter, 2.4% in the third quarter, 0.5% in the fourth quarter and 0.5% for fiscal 2015, or equal to Domestic comparable sales excluding the impact of installment billing, for the same periods.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), as of January 30, 2016. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 30, 2016, our disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the fiscal fourth quarter ended January 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

1.	Financial Statements:

All financial statements as set forth under Item 8 of this report.

2.	Supplementary Financial Statement Schedules:

Schedule II — Valuation and Qualifying Accounts

Other schedules have not been included because they are not applicable or because the information is included elsewhere in this report.

3.	Exhibits:

Exhibit		Incorporated by Reference			Filed
No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
2.1	Implementation Agreement, dated April 29, 2013, by and among Best Buy Co., Inc. , Best Buy UK Holdings LP, Best Buy Distributions Limited, New BBED Limited and Carphone Warehouse Group, plc	8-K	2.1	4/30/2013
3.1	Amended and Restated Articles of Incorporation	DEF 14A	n/a	5/12/2009
3.2	Amended and Restated By-Laws	8-K	3.1	9/26/2013
4.1	Form of Indenture, to be dated as of March 11, 2011, between Best Buy Co., Inc. and U.S. Bank National Association, as successor trustee	S-3ASR	4.1	3/8/2011
4.2	Form of First Supplemental Indenture, to be dated as of March 11, 2011, between Best Buy Co., Inc. and U.S. Bank National Association, as successor trustee	8-K	4.2	3/11/2011
4.3	Second Supplement Indenture, dated as of July 16, 2013, to the Indenture dated as of March 11, 2011, between Best Buy Co., Inc. and U.S. Bank National Association, as successor trustee	8-K	4.1	7/16/2013
10.1	Five-Year Credit Agreement dated as of June 30, 2014, among Best Buy Co., Inc., the Subsidiary Guarantors, the Lenders, and JPMorgan Chase Bank, N.A., as administrative agent	8-K	10.1	7/2/2014
*10.2	Best Buy Co., Inc. 2004 Omnibus Stock and Incentive Plan, as amended	S-8	99	7/15/2011
*10.3	Best Buy Co., Inc. Short Term Incentive Plan, as approved by the Board of Directors	DEF 14A	n/a	5/26/2011
*10.4	2010 Long-Term Incentive Program Award Agreement, as approved by the Board of Directors	10-K	10.7	4/28/2010
*10.5	Form of Long-Term Incentive Program Buy-Out Award Agreement dated September 4, 2012, between Hubert Joly and Best Buy Co., Inc.	10-Q	10.3	9/6/2012
*10.6	Form of Best Buy Co., Inc. Continuity Award Agreement dated June 21, 2012	10-Q	10.1	9/6/2012
*10.7	Employment Agreement, dated November 9, 2012, between Sharon McCollam and Best Buy Co., Inc.	8-K	10.1	11/15/2012
*10.8	Employment Agreement, dated August 19, 2012, between Hubert Joly and Best Buy Co., Inc.	8-K	10.1	8/21/2012
*10.9	Letter Agreement, dated March 25, 2013, between Best Buy Co., Inc. and Richard M. Schulze	8-K	99.2	3/25/2013

Exhibit		Incorporated by Reference			Filed
No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
*10.10	Best Buy Mobile Performance Award Termination Agreement	10-K	10.18	3/28/2014
*10.11	Form of Best Buy Co., Inc. Long-Term Incentive Program Award	10-K	10.19	3/28/2014
*10.12	Form of Best Buy Co., Inc. Director Restricted Stock Unit Award Agreement	10-K	10.20	3/28/2014
*10.13	Form of Director Restricted Stock Unit Award Agreement for Non-U.S. Directors	10-K	10.21	3/28/2014
*10.14	Form of Best Buy Co., Inc. Long Term Incentive Program Award Agreement (2014)	10-Q	10.1	12/5/2014
*10.15	Best Buy Co., Inc. 2014 Omnibus Incentive Plan	S-8	99	6/27/2014
*10.16	Form of Best Buy Co., Inc. Director Restricted Stock Unit Award Agreement (2014)	10-Q	10.1	9/10/2014
*10.17	Form of Director Restricted Stock Unit Award Agreement for Non-U.S. Directors (2014)	10-Q	10.2	9/10/2014
*10.18	Best Buy Sixth Amended and Restated Deferred Compensation Plan	10-K	10.19	3/31/2015
*10.19	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement for Directors (2015)	10-Q	10.1	9/4/2015
*10.20	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement for Non-U.S. Directors (2015)	10-Q	10.2	9/4/2015
12.1	Statements re: Computation of Ratios				X
21.1	Subsidiaries of the Registrant				X
23.1	Consent of Deloitte & Touche LLP				X
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101
The following financial information from our Annual Report on Form 10-K for fiscal 2016, filed with the SEC on March 23, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the consolidated balance sheets at January 30, 2016 and January 31, 2015, (ii) the consolidated statements of earnings for the years ended January 30, 2016, January 31, 2015, and February 1, 2014, (iii) the consolidated statements of comprehensive income for the years ended January 30, 2016, January 31, 2015, and February 1, 2014, (iv) the consolidated statements of cash flows for the years ended January 30, 2016, January 31, 2015, and February 1, 2014, (v) the consolidated statements of changes in shareholders' equity for the years ended January 30, 2016, January 31, 2015, and February 1, 2014 and (vi) the Notes to Consolidated Financial Statements.

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
Hubert Joly Chairman and Chief Executive Officer
March 23, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Hubert Joly	Chairman and Chief Executive Officer	March 23, 2016
Hubert Joly	(principal executive officer)

/s/ Sharon L. McCollam	Chief Administrative Officer and Chief Financial Officer	March 23, 2016
Sharon L. McCollam	(principal financial officer)

/s/ Mathew R. Watson	Vice President, Finance - Controller and Chief Accounting Officer	March 23, 2016
Mathew R. Watson	(principal accounting officer)

/s/ Bradbury H. Anderson	Director	March 23, 2016
Bradbury H. Anderson

/s/ Lisa M. Caputo	Director	March 23, 2016
Lisa M. Caputo

/s/ J. Patrick Doyle	Director	March 23, 2016
J. Patrick Doyle

/s/ Russell P. Fradin	Director	March 23, 2016
Russell P. Fradin

/s/ Kathy J. Higgins Victor	Director	March 23, 2016
Kathy J. Higgins Victor

/s/ David W. Kenny	Director	March 23, 2016
David W. Kenny

/s/ Karen McLoughlin	Director	March 23, 2016
Karen McLoughlin

/s/ Thomas L. Millner	Director	March 23, 2016
Thomas L. Millner

/s/ Claudia F. Munce	Director	March 23, 2016
Claudia F. Munce

/s/ Gérard Vittecoq	Director	March 23, 2016
Gérard Vittecoq

Schedule II

Valuation and Qualifying Accounts
($ in millions)

	Balance at Beginning of Period	Charged to Expenses or Other Accounts	Other(1)	Balance at End of Period
Year ended January 30, 2016
Allowance for doubtful accounts	$59	$30	$(40)	$49
Year ended January 31, 2015
Allowance for doubtful accounts	$104	$1	$(46)	$59
Year ended February 1, 2014
Allowance for doubtful accounts	$92	$76	$(64)	$104

(1)	Includes bad debt write-offs and recoveries, acquisitions and the effect of foreign currency fluctuations.